Form 10-Q
period 1994-12-03
CERTIFIED GROCERS OF CALIFORNIA LTD
filed 1995-01-23
CIK 320431

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                                      10-Q
(Mark One)
[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended               December 3, 1994
                               -------------------------------------------------
                                       OR
[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from                        to
                               -----------------------  ------------------------

Commission file number 0-10815
                              --------------------------------------------------

                      Certified Grocers of California, Ltd.
- --------------------------------------------------------------------------------
             (Exact name of registrant as specified in its charter)

          California                                   95-0615250
- --------------------------------------------------------------------------------
(State or other jurisdiction of                     (I.R.S. Employer
incorporation or organization)                      Identification No.)

2601 S. Eastern Avenue, Los Angeles                         90040
- --------------------------------------------------------------------------------
(Address of principal executive offices)                 (Zip Code)

                                 (213) 723-7476
- --------------------------------------------------------------------------------
               Registrant's telephone number, including area code

- --------------------------------------------------------------------------------
              (Former name, former address and former fiscal year,
                          if changed since last report)

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such
filing requirements for the past 90 days.                         Yes X  No
                                                                     ---    ---

                APPLICABLE ONLY TO ISSUERS INVOLVED IN BANKRUPTCY
                   PROCEEDINGS DURING THE PRECEDING FIVE YEARS

     Indicate by check mark whether the registrant has filed all documents and reports required to be filed by Sections 12, 13 or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan
confirmed by a court.                                             Yes   No
                                                                     ---  ---

                      APPLICABLE ONLY TO CORPORATE ISSUERS

     Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

       Class A Shares         48,700         Shares as of December 3, 1994
       Class B Shares        388,286         Shares as of December 3, 1994
       Class C Shares             17         Shares as of December 3, 1994

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

             CERTIFIED GROCERS OF CALIFORNIA, LTD. AND SUBSIDIARIES
                      CONSOLIDATED CONDENSED BALANCE SHEETS
                               (Thousands omitted)


                                                December 3,    September 3,
                                                   1994           1994
                                               -------------  --------------
                                                (Unaudited)
ASSETS
Current:
  Cash and cash equivalents                      $  8,275       $  7,702
  Accounts and notes receivable                   110,225         96,545
  Inventories                                     152,431        146,869
  Prepaid expenses                                  5,671          3,810
                                                ----------     ----------
      Total current assets                        276,602        254,926

Properties, at cost                               160,260        158,324
  Less, accumulated depreciation                  (73,834)       (71,641)
                                                ----------     ----------
                                                   86,426         86,683
Investments                                        20,102         20,274
Notes receivable                                   22,531         23,335
Other assets                                       15,572         15,878
                                                ----------     ----------
      TOTAL ASSETS                               $421,233       $401,096
                                                ----------     ----------
                                                ----------     ----------

LIABILITIES AND SHAREHOLDERS' EQUITY

Current:
  Accounts payable                               $ 89,435       $ 82,137
  Accrued liabilities                              57,115         61,428
  Notes payable                                     3,010          2,978
  Patrons' excess deposits and estimated
    patronage dividends                            13,592         11,541
                                                ----------     ----------
      Total current liabilities                   163,152        158,084

Notes payable, due after one year                 164,342        149,673
Commitments and contingencies
Patrons' required deposits                         18,123         17,589
Subordinated patronage dividend certificates        4,444          4,444
Shareholders' equity
  Class A Shares                                    4,717          4,704
  Class B Shares                                   56,593         56,593
  Retained earnings                                10,274         10,313
  Net unrealized loss on investments                 (412)          (304)
                                                ----------     ----------
      Total shareholders' equity                   71,172         71,306
                                                ----------     ----------
      TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY $421,233       $401,096
                                                ----------     ----------
                                                ----------     ----------




        The accompanying notes are an integral part of these statements.

             CERTIFIED GROCERS OF CALIFORNIA, LTD. AND SUBSIDIARIES
            CONSOLIDATED CONDENSED STATEMENTS OF EARNINGS (UNAUDITED)
                               (Thousands omitted)

                                                          13 Weeks Ended
                                                   -----------------------------
                                                   December 3,      November 27,
                                                      1994              1993
                                                   -----------      ------------
Net sales                                           $460,907         $473,724
                                                   ---------        ---------

Costs and expenses:
  Cost of sales                                      420,301          431,523
  Distribution, selling and administrative            34,605           34,397
                                                   ---------        ---------
Operating income                                       6,001            7,804
Interest expense                                      (3,713)          (3,789)
                                                   ---------        ---------

Earnings before estimated patronage
  dividends, provision for income taxes and
  cumulative effect of accounting change               2,288            4,015
Estimated patronage dividends                         (2,220)          (3,905)
                                                   ---------        ---------

Earnings before income tax provision and
  cumulative effect of accounting change                  68              110
Provision for income taxes                                29               11
                                                   ---------        ---------

Earnings before cumulative effect of
  accounting change                                       39               99
Cumulative effect of accounting change                                  2,500
                                                   ---------        ---------

Net earnings                                        $     39         $  2,599
                                                   ---------        ---------
                                                   ---------        ---------



        The accompanying notes are an integral part of these statements.

             CERTIFIED GROCERS OF CALIFORNIA, LTD. AND SUBSIDIARIES
           CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS (UNAUDITED)
       FOR THE THIRTEEN WEEKS ENDED DECEMBER 3, 1994 AND NOVEMBER 27, 1993
                               (Thousands omitted)


                                                             December 3,   November 27,
                                                                1994           1993
                                                             -----------   ------------
Cash flows from operating activities:
Net earnings                                                  $     39       $  2,599
                                                              --------       --------
  Adjustments to reconcile net earnings to
      net cash utilized by operating activities:
    Cumulative effect of accounting change                                     (2,500)
    Depreciation and amortization                                2,712          2,735
    Gain on disposal of properties                                 (30)           (35)
    Accrued postretirement benefit costs                           749            575
    Accrued postemployment benefit costs                           373
    Decrease (increase) in assets:
      Accounts and notes receivable                            (13,680)       (18,992)
      Inventories                                               (5,562)       (15,197)
      Prepaid expenses                                          (1,861)          (774)
      Notes receivable                                             804            825
  Increase (decrease) in liabilities:
    Accounts payable                                             7,298          7,571
    Accrued liabilities                                         (5,435)         4,023
    Patrons' excess deposits and estimated
      patronage dividends                                        2,051          2,362
                                                              --------       --------
  Total adjustments                                            (12,581)       (19,407)
                                                              --------       --------
Net cash utilized by operating activities                      (12,542)       (16,808)
                                                              --------       --------

Cash flows from investing activities:
  Purchase of properties                                        (3,869)        (1,668)
  Proceeds from sales of properties                              1,510            252
  Decrease in other assets                                         240             68
  Investment in preferred stocks, net                             (108)
  Investment in long-term bonds, net                               172         (1,161)
                                                              --------       --------
Net cash utilized by investing activities                       (2,055)        (2,509)
                                                              --------       --------

Cash flows from financing activities:
  Additions to long-term notes payable                          15,653         18,043
  Reduction of long-term notes payable                            (400)        (1,000)
  Reduction of short-term notes payable                           (552)          (553)
  Increase in members' required deposits                           534          1,181
  Repurchase of shares from members                               (179)           (82)
  Issuance of shares to members                                    114             16
                                                              --------       --------
Net cash provided by financing activities                       15,170         17,605
                                                              --------       --------

Net increase (decrease) in cash and cash equivalents               573         (1,712)
Cash and cash equivalents at beginning of year                   7,702         11,411
                                                              --------       --------
Cash and cash equivalents at end of period                    $  8,275       $  9,699
                                                              --------       --------
                                                              --------       --------

Supplemental disclosure of cash flow information:
Cash paid during the period for:
  Interest                                                    $  4,622       $  4,890
  Income taxes                                                     250             23
                                                              --------       --------
                                                              $  4,872       $  4,913
                                                              --------       --------
                                                              --------       --------



        The accompanying notes are an integral part of these statements.

             CERTIFIED GROCERS OF CALIFORNIA, LTD., AND SUBSIDIARIES

              NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS

     1. The accompanying consolidated condensed financial statements reflect all adjustments which are, in the opinion of management, both of a normal recurring nature and necessary to a fair statement of the results of the interim periods presented. Certain reclassifications have been made to prior period's financial statements to present them on a basis comparable with the current period's presentation.

     2. The consolidated condensed financial statements include the accounts of Certified Grocers of California, Ltd. and all of its subsidiaries (the
"Company").   Intercompany transactions and accounts with subsidiaries have been eliminated.

     3.   The Company adopted Statement of Financial Accounting Standards
No. 112, "Employers' Accounting for Postemployment Benefits" ("SFAS No. 112"), in the first quarter of fiscal 1995. The new accounting standard requires an accrual rather than a pay-as-you-go basis of recognizing expenses for postemployment benefits provided by an employer to former or inactive employees after termination of employment but before retirement. The adoption of this new accounting method had a $373,000 impact on the first quarter 1995 Consolidated Condensed Statement of Earnings. Management estimates the effect on its results of operations in fiscal 1995 will approximate $1.5 million.

     4. The Company reclassified $584,000 from long-term to short-term debt (a noncash financing activity) for the 13 weeks ended December 3, 1994, in its Consolidated Condensed Statements of Cash Flows.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

LIQUIDITY AND CAPITAL RESOURCES

     The Company relies primarily upon cash flow from operations, patron deposits, Patronage Certificates, shareholdings and borrowings under the Company's credit lines, to finance operations. Net cash utilized by operating activities totalled $12.6 million for the first 13 weeks of fiscal 1995 (the "1995 period"), as compared to $16.8 million for the first 13 weeks of fiscal 1994 (the "1994 period"). Net cash utilized for the 1995 period and the 1994 period is due primarily to increased accounts and notes receivable in the cooperative and insurance operations. This reflects seasonal member volume increases in the cooperative as well as increased premium receivables in the insurance operations due to annual workers' compensation and general liability policy renewals. The Company's cost and expense reductions, revised marketing programs, and the dividend retention program provide adequate operating cash flow to conduct the Company's business operations. At December 3, 1994, working capital was $113.5 million, as compared to $96.8 million at September 3, 1994, and the Company's current ratio was 1.7 to 1, up from 1.6 to 1 at the fiscal 1994 year end. Working capital varies throughout the year primarily as a result of seasonal inventory requirements.

     Capital expenditures totalled $3.9 million in the first 13 weeks of fiscal 1995. The 1995 expenditures include purchases of warehouse, maintenance, and computer equipment.

     On December 6, 1994, the Company completed a sale leaseback transaction wherein it sold approximately 5.5 acres of real property in the City of Commerce together with all buildings, structures and improvements located on such real property, including an office building containing approximately 100,000 square feet and a cafeteria building containing approximately 8,000 square feet. The total sales price for the property was $11.5 million. Concurrent with the sale of the real property, the Company entered into a twenty year lease of the property, with two ten year extension options. The monthly rental is approximately $108,000 and is subject to CPI adjustment commencing on the first day of the sixth, eleventh and sixteenth years. However, such CPI adjustments shall not exceed four percent per annum on a cumulative basis during each five year period.

     The Company has agreements with certain banks that provide for committed lines of credit. These credit lines are available for general working capital, acquisitions, and maturing long-term debt. At the end of the first quarter of fiscal 1995, the Company had $160 million in committed lines of credit, of which $67.4 million was not utilized. A $135 million committed line of credit with a maturity date of March 17, 1997, is collateralized by accounts receivable, inventory, and certain other assets of Certified Grocers of California, Ltd., and two of its principal subsidiaries, excluding equipment, real property and the assets of Grocers Capital Company ("GCC"). The agreement provides for Eurodollar basis or prime basis borrowings at the Company's option. As of December 3, 1994, the Company's outstanding borrowings, including obligations under capital leases of approximately $7.7 million, amounted to $167.4 million, of which $164.3 million was classified as noncurrent.

     Certified distributes at least 20% of the patronage dividends in cash and distributes Class B Shares as a portion of the patronage dividends distributed to its member-patrons. In addition, under a patronage dividend retention program authorized by Certified's Board of Directors, Certified retains a portion of the patronage dividends to be distributed for a fiscal year and issues Patronage Certificates evidencing its indebtedness respecting the retained amounts. The program provides for the issuance of Patronage Certificates to patrons on an annual basis in a portion and at an interest rate to be determined annually by the Board of Directors. Patronage Certificates for each year are unsecured general obligations of Certified, are subordinated to certain other indebtedness of Certified, and are nontransferable without the consent of Certified. The Patronage Certificates are subject to redemption, at any time in whole and from time to time in part, without premium, at the option of Certified, and are subject to being set off, at the option of Certified, against all or any portion of the amounts owing to the Company by the holder.

Subject to the payment of at least 20% of the patronage dividend in cash, the portion of the patronage dividend retained is deducted from each patron's patronage dividend prior to the issuance of Class B Shares as a portion of such dividend.

     For fiscal year 1993, the portion of the patronage dividend retained and evidenced by the issuance of Patronage Certificates was 20% of the fourth quarter dividend for dairy products and 40% of the fiscal year's dividend for non- dairy products. However, as to any particular patron, if such amount was less than $500, then no retention occurred and a Patronage Certificate was not issued. Patronage Certificates issued for fiscal year 1993 have a seven year term, maturing on December 15, 2000, and carry a 7% annual interest rate, payable in cash. The Board of Directors approved the patronage dividend retention program for fiscal year 1994. The retention for 1994 was 20% of the quarterly dairy patronage dividends and 40% of the fiscal year's dividend for non-dairy products and will have a maturity date of December 15, 2001 and carry an 8% annual interest rate, payable in cash. The Company expects to continue to distribute patronage dividends in the future, although there can be no assurance of the amounts of such dividends.

     Patrons are generally required to maintain subordinated deposits with the Company and member-patrons purchase shares of stock of the Company. Upon termination of patron status, the withdrawing patron will be entitled to recover deposits in excess of its obligations to the Company if permitted by the applicable subordination provisions, and a member-patron also will be entitled to have its shares redeemed, subject to applicable legal requirements, Company policies and credit agreement limitations. The Company's current redemption policy limits the Class B Shares that the Company is obligated to redeem in any year to 5% of the number of Class B Shares deemed outstanding at the end of the preceding fiscal year. In fiscal 1995, this limitation restricts the Company's redemption of shares to 19,414 shares for $3,165,064. Due to the loss of a number of significant member-patrons in past fiscal years, the number of shares tendered for redemption at December 3, 1994, totalled 72,259 (or approximately $11.8 million using fiscal 1994 year end book values), which exceeds the amount that can be redeemed in fiscal 1995. Consequently, the Company will be required to make redemptions in fiscal 1996, 1997, and 1998. Shares are redeemed at their book value as of the end of the year preceding redemption.


RESULTS OF OPERATIONS
     The following table sets forth selected financial data of the Company expressed as a percentage of sales for the periods indicated below:

                                                        For the 13 Weeks Ended
                                                        ----------------------

                                                      December 3,    November 27,
                                                      -----------    ------------
                                                         1994            1993
                                                         ----            ----
     Net sales                                             100%       100%
     Cost of sales                                         91.2        91.1
     Distribution, selling and administrative               7.5         7.3
     Operating income                                       1.3         1.6
     Interest expense                                       0.8         0.8
     Estimated patronage dividends                          0.5         0.8
     Earnings after dividend and before income taxes        0.0         0.0
     Cumulative effect of accounting change                             0.5
     Net earnings                                           0.0         0.5

NET SALES
     Net sales decreased 2.7% to $460.9 million in the 1995 period as compared to the 1994 period. This decrease was due to the effects of the loss of certain customers and member-patrons. In addition, certain other large member-patrons either acquired or expanded their own warehousing and distribution operations. However, the decrease in sales as a result of these occurrences was partially offset by improved sales growth in the Northern and Southern California grocery divisions. The Company is attempting to increase sales volume by adding new customers and expanding the volume of sales to existing customers.

COST OF SALES
     Cost of sales as a percentage of sales has remained consistent with the comparable prior thirteen-week period (91.1% in the 1994 period and 91.2% in the 1995 period).

DISTRIBUTION, SELLING AND ADMINISTRATIVE
     Distribution, selling and administrative expenses were $34.6 million or 7.5% of net sales in the 1995 period, compared to $34.4 million or 7.3% of net sales in the 1994 period. The increase in these expenses as a percentage to sales was primarily the result of lower sales volume as discussed above.

OPERATING INCOME
     Operating income totalled $6 million for the 1995 period, compared to $7.8 million for the 1994 period. The decrease in operating income was primarily the result of lower sales volume as discussed above.

INTEREST
     Interest expense in the 1995 period has remained consistent in dollars and as a percentage of sales with the comparable 1994 period.

CUMULATIVE EFFECT OF ACCOUNTING CHANGE
     In the first quarter of 1994, the Company adopted Statement of Financial Accounting Standards No. 109, "Accounting for Income Taxes" ("SFAS No. 109"). The adoption of this new accounting method resulted in a positive $2.5 million impact on net earnings in the 1994 period.

NET EARNINGS (LOSS)
     Net earnings for the 1995 period were $39,000 compared to net earnings of $2.6 million for the 1994 period. The adoption of SFAS No. 112 had a $373,000 impact on net earnings in the 1995 period; however, the decrease in net earnings was primarily due to the cumulative effect of adopting SFAS No. 109 in the 1994 period. In addition, Grocers Specialty Company experienced lower earnings compared to the 1994 period due to the loss of a significant customer. Other subsidiaries had improved earnings in the first quarter of fiscal 1995.

 II. OTHER INFORMATION

Item 1.   Legal Proceedings

     Reference is made to the Company's Annual Report on Form 10-K for the fiscal year ended September 3, 1994, for a description of the Company's involvement with respect to the cleanup of hazardous waste at Operating Industries, Inc. Superfund Site in Monterey Park, California.

Item 2.   Changes in Securities

     None.

Item 3.   Defaults Upon Senior Securities

     None.

Item 4.   Submission of Matters to a Vote of Security Holders

     None.

Item 5.   Other Information

     None.

Item 6.   Exhibits and Reports on Form 8-K

   (a)    Exhibits

          Exhibit 27.  Financial Data Schedule.

   (b)    Reports on Form 8-K

          None.

     Pursuant to the requirement of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf of the undersigned thereunto duly authorized.


                                   Certified Grocers of California, Ltd.
                                   -------------------------------------
                                             (Registrant)



Dated:     January 23, 1995        By   /s/  ALFRED A. PLAMANN
                                     -------------------------------------------
                                        Alfred A. Plamann
                                          President and
                                     Chief Executive Officer



                                   By   /s/  DANIEL T. BANE
                                     -------------------------------------------
                                        Daniel T. Bane
                                     Senior Vice President,
                                     Chief Financial Officer
                                   and Chief Accounting Officer