Form 10-K/A
period 1994-09-03
CERTIFIED GROCERS OF CALIFORNIA LTD
filed 1995-02-16
CIK 320431

- --------------------------------------------------------------------------------
- --------------------------------------------------------------------------------

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                         ------------------------------


                                  FORM 10-K/A

                               (Amendment No. 1)



            ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D)                   (Mark One)
        OF THE SECURITIES EXCHANGE ACT OF 1934 (FEE REQUIRED)                  /X/
             FOR THE FISCAL YEAR ENDED SEPTEMBER 3, 1994
          TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D)
       OF THE SECURITIES EXCHANGE ACT OF 1934 (NO FEE REQUIRED)                / /
         FOR THE TRANSACTION PERIOD FROM                   TO
                    COMMISSION FILE NUMBER 0-10815


                         ------------------------------

                     CERTIFIED GROCERS OF CALIFORNIA, LTD.
             (Exact name of registrant as specified in its charter)

               CALIFORNIA                               95-0615250
    (State or other jurisdiction of        (I.R.S. Employer Identification No.)
     incorporation or organization)
  2601 S. EASTERN AVENUE, LOS ANGELES                     90040
(Address of principal executive offices)                (Zip Code)

       Registrant's telephone number, including area code: (213) 723-7476

                         ------------------------------

          SECURITIES REGISTERED PURSUANT TO SECTION 12(B) OF THE ACT:

        TITLE OF EACH CLASS                        NAME OF EACH EXCHANGE

                                     NONE.

          SECURITIES REGISTERED PURSUANT TO SECTION 12(G) OF THE ACT:

                                 CLASS A SHARES
                                (Title of Class)

                                 CLASS B SHARES
                                (Title of Class)

                         ------------------------------

    Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes __X__. No ____.

    Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. / /

    State the aggregate market value of the voting stock held by non-affiliates of the registrant. The aggregate market value shall be computed by reference to the price at which the stock was sold, or the average bid and asked prices of such stock, as of a specified date within 60 days prior to the date of Filing. (See definition of affiliate in Rule 405, 17 CFR 230.405). The Company's shares are issued only to, and may be held only by, its member-patrons, and such shares are subject to repurchase or redemption by the Company upon termination of membership of a member-patron. Thus, there is no market nor market value for the Company's shares. The Company's voting stock is issued at a price which is equal to the book value per share of outstanding shares at the close of the fiscal year last ended prior to sale. As of the close of business on December 2, 1994, the aggregate value of the Company's voting stock held by nonaffiliates (member-patrons) was $71,241,828 based upon the book value of such stock as of the close of the fiscal year ended September 3, 1994.

             APPLICABLE ONLY TO REGISTRANTS INVOLVED IN BANKRUPTCY
                  PROCEEDINGS DURING THE PRECEDING FIVE YEARS

    Indicate by check mark whether the registrant has filed all documents and reports required to be filed by Sections 12, 13 or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by a court. Yes ____. No ____.

                   (APPLICABLE ONLY TO CORPORATE REGISTRANTS)

    Indicate the number of shares outstanding of each of the registrant's classes of common stock, as of the latest practicable date.

Class A       48,700 shares as of December 2, 1994
Class B      388,286 shares as of December 2, 1994
Class C           17 shares as of December 2, 1994

                      DOCUMENTS INCORPORATED BY REFERENCE

    List hereunder the following documents if incorporated by reference and the part of the Form 10-K (e.g., Part I, Part II, etc.) into which the document is incorporated: (1) Any annual report to security holders; (2) Any proxy or information statement; and (3) Any prospectus filed pursuant to Rule 424(b) or
(c) under the Securities Act of 1933. The listed documents should be clearly described for identification purposes (e.g., annual report to security holders for fiscal year ended December 24, 1980).

                                     None.

- --------------------------------------------------------------------------------
- --------------------------------------------------------------------------------

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

OVERVIEW

    Fiscal 1994 was characterized by significant restructuring of Certified's leadership, business processes and operational cost structures. During fiscal 1994, Alfred Plamann was elected President and Chief Executive Officer of Certified. Utilizing his perspective gained from experiences as the Company's Chief Financial Officer, Mr. Plamann led the Company toward a significant restructuring of Company operations and business processes to more precisely meet the changing environment in which Certified operates and more closely align the Company with its customers. As part of this restructuring, the Company developed a new delivery system which relies on sophisticated computer assisted routing of Company deliveries to maximize efficiencies and more precisely meet customer demands. Similarly, the Company streamlined the operations of its specialty products subsidiary, Grocers Specialty Company, by combining its warehousing and distribution functions with the Company's highly efficient grocery division.

    During the year, the Company reduced other costs and eliminated unnecessary business processes. Headcount decreased from approximately 2,900 to 2,600 or 10% and formal programs reduced workplace accidents and helped hold down medical costs. Net earnings in fiscal 1994 decreased primarily because of a $1.6 million expense associated with the facility relocation discussed above, postretirement expenses of $2.5 million, volume losses, and lease related charges, offset by improved earnings in the insurance subsidiaries and the $2.5 million cumulative effect of adopting SFAS No. 109.

    The management reactions discussed above were enacted in response to the difficult business environment in California. The Company's customers, independent grocery retailers, have been challenged by this environment as well as increased competition from aggresive major chains. The overall reaction has been a squeeze on prices necessary to attract customers at retail level. This reaction has been transferred to Certified in terms of its customers' demands that products be delivered at very low cost.

    More specifically, Certified has been adversely impacted by the volatile nature of this grocery environment due to mergers of its customers into chain businesses and other customers developing alternative distribution patterns to attempt to obtain product at lower costs. While some of the sales losses are a product of the evolutionary development of a maturing customer base, Company management believes the newly enacted cost controls will enable Certified to continue to be the low cost provider of products and services required by the independent grocer. Such cost structure should eliminate further erosion of the sales as experienced over the past few years.

    In fiscal 1991 and 1992, the Company experienced a number of factors which negatively impacted volume and profitability. In 1991, the Company began to experience a reduction in purchases by certain large retailers who commenced self-distribution programs or were acquired by chains already engaged in self-distribution. In addition, in both 1991 and 1992, a deterioration in economic conditions and changing vendor promotional practices reduced opportunities to profit from forward buying. The relocation in 1991 of GM to Fresno, California resulted in a $4.4 million net loss to that subsidiary for that year, while increases in workers' compensation insurance reserves were a major contributor to subsidiary losses in 1992.

    While volume losses continued to impact the Company in fiscal 1993 and 1994, management has taken a number of steps in fiscal 1994 designed to restructure the Company's operations to reflect the changes in its business as discussed above. In addition, fiscal 1993 included such changes as fee and price increases in both Certified's cooperative business and in the businesses conducted by its subsidiaries, disposition of certain unprofitable operations, and formation of a joint venture to utilize excess warehouse capacity. As a result, fiscal 1993 net earnings, as compared to fiscal 1992, increased $4.1 million on a sales decline of $370.5 million.

    In addition to improvements in its operations, the Company adopted during fiscal 1993 a patronage dividend retention program to enable the Company to strengthen its capitalization. Prior to fiscal 1993, the Company distributed to its patrons, in cash, all of its net earnings from patronage sources after patrons' required deposits and required stockholding. In fiscal 1993, the Company's Board of Directors authorized a program to issue patronage dividend certificates in lieu of a portion of cash distributions. The Company intends this program to be long-term, with the amount and interest rate of such certificates to be reviewed each year. Certificates for each year will be unsecured general obligations of the Company and will be subordinated to certain other indebtedness of the Company. The Board of Directors determined that, in fiscal 1993, 20% of the fourth quarter patronage dividend from dairy products and 40% of the fiscal year's patronage dividend from non-dairy products would be distributed in seven-year patronage dividend certificates bearing interest at 7% per annum. The Board of Directors approved the patronage dividend retention program for fiscal year 1994. The retention will be 20% of the quarterly dairy patronage dividends and 40% of the fiscal year's dividend for non-dairy products and will have a maturity date of December 15, 2001 and carry an 8% annual interest rate, payable in cash. The Company expects to continue to distribute patronage dividends in the future, although there can be no assurance of the amounts of such dividends.

    As a result of differences arising in recording certain items for financial statement and tax purposes on the Company's nonpatronage activities, the Company has recognized net benefits related to these deferred tax assets of $5.6 million. Based on sufficient projected earnings and tax planning strategies, the Company expects to realize tax benefits associated with these differences. The Company has also established a valuation reserve of $1.4 million for the likelihood that a portion of the tax assets will not be realized.


    The Company, together with others, has been designated as a potentially responsible party ("PRP") by the Environmental Protection Agency ("EPA") with respect to the clean up of hazardous waste at Operating Industries, Inc. Superfund Site ("OII Site") in Monterey Park, California. The Company has been identified as disposing hazardous waste at the OII site during a period in the 1970's and early 1980's as was common and acceptable practice at that time. The Company has not disposed of any materials at the site since, and believes its current disposal policies to be in accordance with federal, state and local government laws. Clean up of this site will occur in five phases and could entail estimated total clean up costs of $650 million to $800 million. However, the Company's share of clean up costs for the first three phases has been established at approximately $380,000. While the Company's share of the cost for the remaining two phases has not yet been established, based upon overall estimates of the range of potential cost, the Company believes that its share for those phases will not exceed approximately $1.1 million. An initial reserve of $0.4 million was established in fiscal 1993 and an additional reserve of $1.1 million added for fiscal 1994, providing an accumulated reserve for environmental liabilities of $1.5 million as of September 3, 1994. Because of the uncertainties associated with environmental assessment and remediation activities, the Company's future expenses to remediate the currently identified site could be higher than the accrued liability. Although it is difficult to estimate the liability of the Company related to these environmental matters, management believes that these matters will not have a materially adverse effect on the Company's financial position or consolidated statement of earnings.



    The Company, subsequent to its year-end, completed a sale leaseback transaction with Trinet Corporate Realty Trust, Inc. ("Trinet"), an unaffiliated third party, wherein it sold approximately 5.5 acres of real property in the City of Commerce, together with all buildings, structures and improvements located on such real property, including an office building containing approximately 100,000 square feet and a cafeteria building containing approximately 8,000 square feet. The total sales price for the property was $11,500,000. Concurrent with the sale of the real property, the Company and Trinet entered into a twenty year lease of the property, with two ten year extension options. The monthly rental is approximately $108,000 and is subject to CPI adjustment commencing on the first day of the sixth, eleventh and sixteenth years. However, such CPI adjustments shall not exceed four percent per annum on a cumulative basis during each five year period.


    In an  effort  to  assist  existing  customers  to  better  compete  in  the marketplace and develop new formats that fit the ever changing retail environment, the Company, where appropriate, takes an equity position rather than debt with certain member-patrons. In September 1992, the Company invested approximately $1.5 million in common and preferred stock of Major Market Inc. ("MMI"). The Company is finalizing a divestiture agreement with MMI whereby MMI will repurchase the Company's stock for a consideration aggregating $2.7 million and the Company will realize a $603,000 pre-tax gain. After completion of the transaction, the Company will retain a minority ownership interest of 20%.

RESULTS OF OPERATIONS

    The following table sets forth selected financial data of the Company expressed as a percentage of net sales for the periods indicated below:

                                                                                          FISCAL YEAR ENDED
                                                                              ------------------------------------------
                                                                               SEPTEMBER 3,    AUGUST 28,    AUGUST 29,
                                                                                   1994           1993          1992
                                                                              --------------  ------------  ------------
Net sales...................................................................       100.0%          100.0  %      100.0  %
Cost of sales...............................................................         90.6           90.8          91.9
Distribution, selling and administrative....................................          8.0            7.7           7.0
Operating income............................................................          1.4            1.5           1.1
Interest expense............................................................          0.8            0.8           0.7
Other expense, net..........................................................          0.1            0.0           0.0
Earnings before patronage dividends and provision (benefit) for income
 taxes......................................................................          0.5            0.7           0.4
Patronage dividends.........................................................          0.6            0.7           0.6
Cumulative effect of accounting change......................................          0.1         --            --
Net earnings (loss).........................................................          0.0            0.0          (0.2  )

 FISCAL YEAR ENDED SEPTEMBER 3, 1994 ("FISCAL 1994") COMPARED TO FISCAL YEAR ENDED AUGUST 28, 1993 ("FISCAL 1993")

    NET SALES. Net sales decreased $133 million (6.6%) to slightly less than $1.9 billion in fiscal 1994. This is a result of the previously noted decision of certain large patrons to expand their own warehousing and distribution operations. After adjusting for the anticipated patron self-distribution volume loss, the Company obtained an additional $31 million of new business from new members, and expanded its existing customers' sales volume.

    COST OF SALES. Cost of sales decreased $124.7 million (6.8%) to $1.7 billion in fiscal 1994 as compared to fiscal 1993. The majority of this decrease is in response to the lower sales volume as discussed above; however, additional reduction in cost of sales is reflective of management's efforts to eliminate unprofitable business and maximize vendor related deal programs.

    DISTRIBUTION, SELLING AND ADMINISTRATIVE. Distribution, selling and administrative expenses were $149.3 million or 8.0% of net sales in fiscal 1994, as compared to $153.6 million or 7.7% of net sales in fiscal 1993. The decrease in total expenses was primarily due to the reduction of payroll costs (approximately $5.2 million offset by an incremental increase of $2.5 million in accrued postretirement benefits for a net payroll decrease of $2.7 million) and the implementation of other cost reduction efforts.

    OPERATING INCOME. Operating income decreased to $25.6 million for fiscal 1994 as compared to $30 million for fiscal 1993. As a percentage of net sales, operating income for fiscal 1994 was consistent with fiscal 1993 but lower in total dollars as a result of lower sales volume discussed above.

    INTEREST. Interest expense decreased by $0.4 million, to $15.4 million in fiscal 1994 from $15.8 million in fiscal 1993, as a result of reduced working capital requirements related to the volume changes.

    OTHER EXPENSE, NET. During fiscal 1994, the Company adopted a formal plan to relocate its Grocers Specialty Company ("GSC") warehouse operations in Corona, California to the Company's corporate warehouse facilities in Los Angeles, California. It is anticipated that the warehouse relocation will result in more effective utilization of Company assets, transportation and warehousing efficiencies, and enhanced service to GSC customers and members of the cooperative. In connection with this consolidation plan, the Company recorded a $1.6 million charge. The charge primarily consists of warehouse and inventory relocation costs as well as reprogramming costs of certain financial and operating systems. The warehouse relocation was completed during October 1994.

    CUMULATIVE EFFECT OF ACCOUNTING CHANGE. The Company adopted Statement of Financial Accounting Standards No. 109, "Accounting for Income Taxes" ("SFAS No. 109"), effective August 29, 1993. The adoption of this new accounting method resulted in a positive $2.5 million impact for fiscal 1994.

    NET EARNINGS. Net earnings in fiscal 1994 decreased primarily because of a $1.6 million expense associated with the facility relocation discussed above, postretirement expenses of $2.5 million, volume losses, and lease related charges, offset by improved earnings in the insurance subsidiaries and the $2.5 million cumulative effect of adopting SFAS No. 109.

 FISCAL YEAR ENDED AUGUST 28, 1993 ("FISCAL 1993") COMPARED TO FISCAL YEAR ENDED AUGUST 29, 1992 ("FISCAL 1992")

    NET SALES. Net sales decreased 15.6% to $2 billion in fiscal 1993 primarily as a result of the loss of certain large member-patrons. Certain member-patrons were acquired by other larger retailers operating their own distribution facilities, while certain other large member-patrons either acquired or expanded their own warehousing and distribution operations. In addition, the lingering effects of the 1992 Los Angeles civil unrest and the stagnant California economy contributed to lower sales. Although some further loss of sales volume from these factors occurred in fiscal 1994, management is aggressively attempting to replace lost sales volume by adding new customers and expanding the volume of sales to existing customers.

    COST OF SALES. Cost of sales as a percentage of sales decreased from 91.9% in the 1992 period to 90.8% in the 1993 period. This decrease is primarily due to fee and price increases for fiscal 1993 of lower volume discounts.

    DISTRIBUTION, SELLING AND ADMINISTRATIVE. Distribution, selling and administrative expenses were $153.7 million or 7.7% of net sales in fiscal 1993, as compared to $166.7 million or 7.0% of net sales in fiscal 1992. While cost reductions did not keep pace with volume reductions primarily because of the relationship of fixed and semifixed costs on lower sales, the decrease in total expense was primarily due to the reduction of payroll costs (approximately $14.2 million) and the implementation of cost reduction efforts, offset, in part, by increased workers' compensation, property tax and insurance expenses.

    OPERATING INCOME. Operating income increased to $30 million for fiscal 1993, compared to $26.4 million for fiscal 1992. The increase in operating income was primarily the result of fee and price increases coupled with the cost reduction program.

    INTEREST. Interest expense decreased by $1.5 million, to $15.8 million in fiscal 1993 from $17.3 million in fiscal 1992, as a result of reduced working capital requirements related to the volume changes coupled with lower prevailing interest rates.

    NET EARNINGS. Net earnings for fiscal 1993 were $473,000 as compared to a net loss of $3.6 million in fiscal 1992. Fee and price increases, significant cost and expense reductions, and the absence in the 1993 period of start-up and restructuring costs incurred in fiscal 1992 in the subsidiary operations were the primary reasons for the earnings improvement.

LIQUIDITY AND CAPITAL RESOURCES

    The Company relies upon cash flow from operations, patron deposits, Patronage Certificates, shareholdings and borrowings under the Company's credit lines, to finance operations. Net cash provided from operating activities totalled $18.2 million for fiscal 1994 as compared to $38.2 million for fiscal 1993. The Company's cost and expense reductions, revised marketing programs, and the dividend retention program provide adequate operating cash flow to conduct the Company's business operations. At September 1994, working capital was $96.8 million and the current ratio was 1.6 to 1, down from 1.74 to 1 at the fiscal 1993 year end. Working capital varies throughout the year primarily as a result of seasonal inventory requirements.

    Capital expenditures totalled $5.9 million in fiscal 1994 and $8.9 million in fiscal 1993.

    The Company has agreements with certain banks that provide for committed lines of credit. These credit lines are available for general working capital, acquisitions, and maturing long-term debt. At the end of fiscal 1994, the Company had $160 million in committed lines of credit, of which $82.6 million was not utilized. In March 1994, the Company refinanced its existing $125 million credit line with a new $135 million secured, committed line of credit. The new credit agreement, which matures March 17, 1997, is collateralized by accounts receivable, inventory, and certain other assets of Certified Grocers of California, Ltd. and two of its principal subsidiaries, excluding equipment, real property and the assets of Grocers Capital Company ("GCC"). The agreement provides for Eurodollar basis or prime basis borrowings at the Company's option. As of September 3, 1994, the Company's outstanding borrowings, including obligations under capital leases of approximately $7.8 million, amounted to $152.6 million, of which $149.7 million was classified as noncurrent.

    Certified distributes at least 20% of the patronage dividends in cash and distributes Class B Shares as a portion of the patronage dividends distributed to its member-patrons. In addition, under a patronage dividend retention program authorized by Certified's Board of Directors, Certified retains a portion of the patronage dividends to be distributed for a fiscal year and issues patronage certificates ("Patronage Certificates") evidencing its indebtedness respecting the retained amounts. The program provides for the issuance of Patronage Certificates to patrons on an annual basis in a portion and at an interest rate to be determined annually by the Board of Directors. Patronage Certificates for each year are unsecured general obligations of Certified, are subordinated to certain other indebtedness of Certified, and are nontransferable without the consent of Certified. The Patronage Certificates are subject to redemption, at any time in whole and from time to time in part, without premium, at the option of Certified, and are subject to being set off, at the option of Certified, against all or any portion of the amounts owing to the Company by the holder. Subject to the payment of at least 20% of the patronage dividend in cash, the portion of the patronage dividend retained is deducted from each patron's patronage dividend prior to the issuance of Class B Shares as a portion of such dividend.

    For fiscal 1993, the portion of the patronage dividend retained and evidenced by the issuance of Patronage Certificates was 20% of the fourth quarter dividend for dairy products and 40% of the fiscal year's dividend for non-dairy products. However, as to any particular patron, if such amount was less than $500, then no retention occurred and a Patronage Certificate was not issued. Patronage Certificates issued for fiscal year 1993 have a seven year term, maturing on December 15, 2000, and carry a 7% annual interest rate, payable in cash. The Board of Directors approved the patronage dividend retention program for fiscal year 1994. The retention will be 20% of the quarterly dairy patronage dividends and 40% of the fiscal year's dividend for non-dairy products and will have a maturity date of December 15, 2001 and carry an 8% annual interest rate, payable in cash. The Company expects to continue to distribute patronage dividends in the future, although there can be no assurance of the amounts of such dividends.


    Patrons are generally required to maintain subordinated deposits with the Company and member-patrons purchase shares of stock of the Company. Upon termination of patron status, the withdrawing patron will be entitled to recover deposits in excess of its obligations to the Company if permitted by the applicable subordination provisions, and a member-patron also will be entitled to have its shares redeemed, subject to applicable legal requirements, Company policies and credit agreement limitations. The Company's current redemption policy limits the Class B Shares that the Company is obligated to redeem in any year to 5% of the number of Class B Shares deemed outstanding at the end of the preceding fiscal year. In fiscal 1994, this limitation restricted the Company's redemption of shares to 19,716 shares for $3,223,960. In fiscal 1995, the 5% limitation will restrict the Company's redemption of shares to 19,414 shares for $3,165,064. Due to the loss of a number of significant member-patrons, the number of shares tendered for redemption at September 3, 1994 totalled 90,815 (or approximately $14.8 million, using fiscal 1994 year end book values), which exceeds the amount that can be redeemed in fiscal 1995. Consequently, the Company will be required to make redemptions in fiscal 1996, 1997 and 1998, with such redemptions approximating $9.2 million to $9.5 million based on 1994 year end book values and estimated share issuances for those years. The redemption price for shares is based upon their book value as of the end of the year preceding redemption. Cash flow to fund redemption of shares is provided from operations, patron deposits, Patronage Certificates, current shareholdings and borrowings under the Company's credit lines.


IMPACT OF RECENT ACCOUNTING PRONOUNCEMENTS

  POSTEMPLOYMENT BENEFITS

    The FASB issued Statement of Financial Accounting Standards No. 112 "Employers Accounting for Postemployment Benefits", which is effective for fiscal years beginning after December 15, 1993. Accordingly, the Company will conform to the new requirements in fiscal 1995. The new accounting standard requires an accrual rather than a pay-as-you-go basis of recognizing expenses for postemployment benefits (provided by an employer to former or inactive employees after termination of employment but before retirement). Management estimates the effect on its results of operations in fiscal 1995 will approximate $1.5 million which it will accrue in that year as a non-cash expense.

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

                       REPORT OF INDEPENDENT ACCOUNTANTS

The Board of Directors
Certified Grocers of California, Ltd.

    We have audited the consolidated balance sheets of Certified Grocers of California, Ltd. and subsidiaries as of September 3, 1994 and August 28, 1993, and the related consolidated statements of earnings, shareholders' equity, and cash flows for each of the three fiscal years in the period ended September 3, 1994. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

    We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

    In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of Certified Grocers of California, Ltd. and subsidiaries as of September 3, 1994 and August 28, 1993, and the results of their operations and their cash flows for each of the three fiscal years in the period ended September 3, 1994, in conformity with generally accepted accounting principles.

    As discussed in Note 7 to the consolidated financial statements, the Company changed its method of accounting for income taxes in 1994. In addition, as discussed in Note 11 to the financial statements, the Company changed its method of accounting for postretirement benefits other than pensions.

                                          COOPERS & LYBRAND L.L.P.

Los Angeles, California
November 30, 1994

             CERTIFIED GROCERS OF CALIFORNIA, LTD. AND SUBSIDIARIES
                          CONSOLIDATED BALANCE SHEETS
                              (THOUSANDS OMITTED)
                     SEPTEMBER 3, 1994 AND AUGUST 28, 1993

                                     ASSETS

                                                                                            1994        1993
                                                                                         ----------  ----------
Current
  Cash and cash equivalents............................................................  $    7,702  $   11,411
  Accounts and notes receivable........................................................      96,545      99,973
  Inventories..........................................................................     146,869     148,480
  Prepaid expenses.....................................................................       3,810       3,980
                                                                                         ----------  ----------
        Total current assets...........................................................     254,926     263,844
Properties.............................................................................      86,683      91,884
Investments............................................................................      20,274      12,604
Notes receivable.......................................................................      23,335      26,055
Other assets...........................................................................      15,878       9,592
                                                                                         ----------  ----------
          TOTAL ASSETS.................................................................  $  401,096  $  403,979
                                                                                         ----------  ----------
                                                                                         ----------  ----------


                                     LIABILITIES AND SHAREHOLDERS' EQUITY

Current
  Accounts payable.....................................................................  $   82,137  $   84,878
  Accrued liabilities..................................................................      61,428      49,106
  Notes payable........................................................................       2,978       3,132
  Patrons' excess deposits and declared patronage dividends............................      11,541      14,746
                                                                                         ----------  ----------
        Total current liabilities......................................................     158,084     151,862
Notes payable, due after one year......................................................     149,673     158,585
Commitments and contingencies
Patrons' deposits and certificates:
  Patrons' required deposits...........................................................      17,589      18,901
  Subordinated patronage dividend certificates.........................................       4,444       2,023
Shareholders' equity
  Class A Shares.......................................................................       4,704       4,285
  Class B Shares ......................................................................      56,593      57,238
  Retained earnings ...................................................................      10,313      11,085
  Net unrealized loss on investments...................................................        (304)
                                                                                         ----------  ----------
        Total shareholders' equity.....................................................      71,306      72,608
                                                                                         ----------  ----------
          TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY...................................  $  401,096  $  403,979
                                                                                         ----------  ----------
                                                                                         ----------  ----------

        The accompanying notes are an integral part of these statements.

             CERTIFIED GROCERS OF CALIFORNIA, LTD. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF EARNINGS
                              (THOUSANDS OMITTED)
 FOR FISCAL YEARS ENDED SEPTEMBER 3, 1994, AUGUST 28, 1993, AND AUGUST 29, 1992

                                                                        1994          1993          1992
                                                                    ------------  ------------  ------------
                                                                     (53 WEEKS)    (52 WEEKS)    (52 WEEKS)
Net sales.........................................................  $  1,873,872  $  2,007,288  $  2,377,740
Costs and expenses
  Cost of sales...................................................     1,698,930     1,823,592     2,184,700
  Distribution, selling and administrative........................       149,303       153,656       166,657
                                                                    ------------  ------------  ------------
Operating income..................................................        25,639        30,040        26,383
Interest expense..................................................       (15,405)      (15,784)      (17,253)
Other expense, net................................................        (1,600)         (373)         (595)
                                                                    ------------  ------------  ------------
Earnings before patronage dividends, provision (benefit) for
  income taxes and cumulative effect of accounting change.........         8,634        13,883         8,535
Declared patronage dividends......................................       (10,837)      (12,880)      (12,977)
                                                                    ------------  ------------  ------------
Earnings (loss) before income tax provision (benefit) and
  cumulative effect of accounting change..........................        (2,203)        1,003        (4,442)
Provision (benefit) for income taxes..............................           203           530          (794)
                                                                    ------------  ------------  ------------
Earnings (loss) before cumulative effect of accounting change.....        (2,406)          473        (3,648)
Cumulative effect of accounting change............................         2,500
                                                                    ------------  ------------  ------------
Net earnings (loss)...............................................  $         94  $        473  $     (3,648)
                                                                    ------------  ------------  ------------
                                                                    ------------  ------------  ------------

        The accompanying notes are an integral part of these statements.

             CERTIFIED GROCERS OF CALIFORNIA, LTD. AND SUBSIDIARIES
                CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY
                         (DOLLAR AMOUNTS IN THOUSANDS)
 FOR FISCAL YEARS ENDED SEPTEMBER 3, 1994, AUGUST 28, 1993, AND AUGUST 29, 1992

                                                                                                            NET
                                                      CLASS A               CLASS B                     UNREALIZED
                                                --------------------  --------------------  RETAINED      LOSS ON
                                                 SHARES     AMOUNT     SHARES     AMOUNT    EARNINGS    INVESTMENTS
                                                ---------  ---------  ---------  ---------  ---------  -------------
Balance, August 31, 1991......................     59,700  $   5,096    400,764  $  57,304  $  16,249    $
  Class A Shares issued.......................        200         34
  Class A Shares redeemed.....................     (6,200)      (619)                            (440)
  Class B Shares issued.......................                           19,987      3,253
  Class B Shares redeemed.....................                          (20,038)    (2,748)      (674)
  Net loss....................................                                                 (3,648)
                                                ---------  ---------  ---------  ---------  ---------
Balance, August 29, 1992......................     53,700      4,511    400,713     57,809     11,487
  Class A Shares issued.......................      1,900        309
  Class A Shares redeemed.....................     (5,900)      (535)                            (424)
  Class B Shares issued.......................                           13,649      2,232
  Class B Shares redeemed.....................                          (20,036)    (2,803)      (451)
  Net earnings................................                                                    473
                                                ---------  ---------  ---------  ---------  ---------
Balance, August 28, 1993......................     49,700      4,285    394,326     57,238     11,085
  Class A Shares issued.......................      6,000        981
  Class A Shares redeemed.....................     (6,600)      (562)                            (517)
  Class B Shares issued.......................                           13,676      2,230
  Class B Shares redeemed.....................                          (19,716)    (2,875)      (349)
  Net earnings................................                                                     94
  Net unrealized loss on investments..........                                                                (304)
                                                ---------  ---------  ---------  ---------  ---------  -------------
Balance, September 3, 1994....................     49,100  $   4,704    388,286  $  56,593  $  10,313    $    (304)
                                                ---------  ---------  ---------  ---------  ---------  -------------
                                                ---------  ---------  ---------  ---------  ---------  -------------

        The accompanying notes are an integral part of these statements.

             CERTIFIED GROCERS OF CALIFORNIA, LTD. AND SUBSIDIARIES
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                              (THOUSANDS OMITTED)
 FOR FISCAL YEARS ENDED SEPTEMBER 3, 1994, AUGUST 28, 1993, AND AUGUST 29, 1992

                                                                             1994         1993         1992
                                                                          -----------  -----------  -----------
                                                                          (53 WEEKS)   (52 WEEKS)   (52 WEEKS)
Cash flows from operating activities:
Net earnings (loss).....................................................   $      94    $     473    $  (3,648)
                                                                          -----------  -----------  -----------
  Adjustments to reconcile net earnings (loss) to net cash provided by operating activities:
    Cumulative effect of accounting change..............................      (2,500)
    Facility relocation.................................................         520
    Depreciation and amortization.......................................      10,680       11,890       11,581
    (Gain) loss on disposal of properties...............................        (445)           3           51
    Accrued postretirement benefit costs................................       2,509
    Accrued environmental liabilities...................................       1,100          400
    Accrued sublease liability..........................................       1,228
    Decrease (increase) in assets:
      Accounts and notes receivable.....................................       3,428       26,454       (2,611)
      Inventories.......................................................       1,611       20,480       23,065
      Prepaid expenses..................................................         170          180        1,386
      Notes receivable..................................................       2,720       (1,277)      (2,488)
    Increase (decrease) in liabilities:
      Accounts payable..................................................      (2,741)     (13,940)     (19,531)
      Accrued liabilities...............................................       3,015       (6,458)       8,265
      Patrons' excess deposits and declared patronage dividends.........      (3,205)                   (9,040)
                                                                          -----------  -----------  -----------
  Total adjustments ....................................................      18,090       37,732       10,678
                                                                          -----------  -----------  -----------
Net cash provided by operating activities...............................      18,184       38,205        7,030
                                                                          -----------  -----------  -----------
Cash flows from investing activities:
  Purchase of properties................................................      (5,921)      (8,858)      (9,369)
  Proceeds from sales of properties.....................................       1,295        1,836        1,408
  (Increase) decrease in other assets...................................        (244)          43          (99)
  Investment in preferred stocks, net...................................      (2,552)                   (4,000)
  Investment in long-term bonds, net....................................      (3,102)      (2,312)      (1,730)
  Investment in common stocks...........................................      (2,320)
  Purchase of intangible assets.........................................                   (1,540)
                                                                          -----------  -----------  -----------
Net cash utilized by investing activities...............................     (12,844)     (10,831)     (13,790)
                                                                          -----------  -----------  -----------
Cash flows from financing activities:
  Additions to long-term notes payable..................................                      331       83,364
  Reduction of long-term notes payable..................................      (5,934)     (17,360)     (61,445)
  Additions to short-term notes payable.................................                       38
  Reduction of short-term notes payable.................................      (3,132)      (3,905)     (15,846)
  Decrease in members' required deposits................................      (1,312)      (5,664)        (222)
  Issuance of subordinated patronage dividend certificates..............       2,421        2,023
  Repurchase of shares from members.....................................      (4,303)      (4,213)      (4,481)
  Issuance of shares to members.........................................       3,211        2,541        3,287
                                                                          -----------  -----------  -----------
Net cash (utilized) provided by financing activities....................      (9,049)     (26,209)       4,657
                                                                          -----------  -----------  -----------
Net (decrease) increase in cash and cash equivalents....................      (3,709)       1,165       (2,103)
Cash and cash equivalents at beginning of year .........................      11,411       10,246       12,349
                                                                          -----------  -----------  -----------
Cash and cash equivalents at end of year................................   $   7,702    $  11,411    $  10,246
                                                                          -----------  -----------  -----------
                                                                          -----------  -----------  -----------
Supplemental disclosure of cash flow information:
Cash paid during the year for:
  Interest..............................................................   $  15,232    $  15,499    $  17,722
  Income taxes .........................................................          70        1,155          129
                                                                          -----------  -----------  -----------
                                                                           $  15,302    $  16,654    $  17,851
                                                                          -----------  -----------  -----------
                                                                          -----------  -----------  -----------

        The accompanying notes are an integral part of these statements.

             CERTIFIED GROCERS OF CALIFORNIA, LTD. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES:

  PRINCIPLES OF CONSOLIDATION:

    The consolidated financial statements include the accounts of Certified Grocers of California, Ltd. and all of its subsidiaries ("Certified" or the "Company"). Intercompany transactions and accounts with subsidiaries have been eliminated.

  NATURE OF BUSINESS:

    The Company is a cooperative organization engaged primarily in the distribution of food products and related nonfood items to retail establishments owned by shareholders of the Company. All establishments with which directors are affiliated, as members of the Company, purchase groceries, related products and store equipment from the Company in the ordinary course of business at prices and on terms available to members generally. In accordance with the Company's various member services, certain directors (or their firms) receive benefits for which all members are eligible.

    The Company's fiscal year ends on the Saturday nearest to August 31.

  RECLASSIFICATIONS:

    Certain   reclassifications  have  been  made   to  prior  years'  financial
statements to present them on a basis comparable with the current period's presentation.

  CASH EQUIVALENTS:

    The Company considers all highly liquid investments purchased with an original maturity of three months or less to be cash equivalents.

  CONCENTRATION OF CREDIT RISK:


    The Company is required by Statement of Financial Accounting Standards No. 105, "Disclosure of Information about Financial Instruments with Off-Balance-Sheet Risk and Financial Instruments with Concentrations of Credit Risk" ("SFAS No. 105"), to disclose significant concentrations of credit risk. Financial instruments which potentially expose the Company to concentrations of credit risk, as defined by SFAS No. 105, consist primarily of trade receivables and lease guarantees for certain member-patrons. These concentrations of credit risk may be affected by changes in economic or other conditions affecting the Western United States, particularly California. However, management believes that receivables are well diversified and the allowances for doubtful accounts are sufficient to absorb estimated losses. Obligations of member-patrons to the Company, including lease guarantees, are generally supported by the Company's right of offset, upon default, against the member-patrons' cash deposits, shareholdings and Patronage Certificates, as well as personal guarantees and reimbursement and indemnification agreements.


  FAIR VALUE OF FINANCIAL INSTRUMENTS:

    Statement of Financial Accounting Standards No. 107, Disclosures about Fair Value of Financial Instruments ("SFAS No. 107"), requires disclosure of fair value information about most financial instruments, both on and off the balance sheet, if it is practicable to estimate. SFAS No. 107 excludes certain financial instruments, such as certain insurance contracts, and all non-financial instruments from its disclosure requirements. A financial instrument is defined as a contractual obligation that ultimately ends with the delivery of cash or an ownership interest in an entity. Disclosures regarding the fair value of financial instruments have been derived using external market sources, estimates using present value or other valuation techniques.

             CERTIFIED GROCERS OF CALIFORNIA, LTD. AND SUBSIDIARIES NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)


    The following table presents the carrying values and the estimated fair values as of September 3, 1994 and August 28, 1993, of the Company's financial instruments reportable pursuant to SFAS No. 107:



                                                    1994                            1993
                                       ------------------------------  ------------------------------
                                                         ESTIMATED                       ESTIMATED
                                       CARRYING VALUE    FAIR VALUE    CARRYING VALUE    FAIR VALUE
                                       --------------  --------------  --------------  --------------
Assets:
  Cash and cash equivalents..........  $    7,702,000  $    7,702,000  $   11,411,000  $   11,411,000
  Investments........................      20,274,000      20,274,000      12,604,000      12,903,000
  Notes receivable...................      23,335,000      23,335,000      26,055,000      26,055,000
Liabilities:
  Notes payable and Notes payable,
   due after one year................  $  152,651,000  $  148,637,000  $  161,717,000  $  155,628,000
  Patrons' excess deposits and
   declared patronage dividends......      11,541,000      11,541,000      14,746,000      14,746,000
  Patrons' required deposits.........      17,589,000      17,589,000      18,901,000      18,901,000
  Subordinated patronage dividend
   certificates......................       4,444,000       4,444,000       2,023,000       2,023,000



    The methods and assumptions used to estimate the fair values of the Company's financial instruments at September 3, 1994 and August 28, 1993 were based on estimates of market conditions and risks existing at that time. These values merely represent an approximation of possible value and may never actually be realized.


    The following methods and assumptions were used to estimate the fair value of each class of financial instruments for which it is practicable to estimate that value:

    CASH AND CASH EQUIVALENTS

        The carrying amount approximates fair value due to the short maturity of these instruments.

    INVESTMENTS AND NOTES RECEIVABLE

        The fair values for Investments and Notes receivable are based primarily on quoted market prices for those or similar instruments.

    NOTES PAYABLE AND NOTES PAYABLE DUE AFTER ONE YEAR


        The fair values for Notes payable and Notes payable, due after one year are based primarily on rates currently available to the Company for debt with similar terms and remaining maturities.


   PATRONS' EXCESS DEPOSITS AND DECLARED PATRONAGE DIVIDENDS, PATRONS' REQUIRED DEPOSITS, AND SUBORDINATED PATRONAGE DIVIDEND CERTIFICATES

        The carrying amount approximates fair value due primarily to the limitations imposed on deposit fund redemptions as provided in the subordinating provisions to which they are subject.

  INVENTORIES:

    Inventories are valued at the lower of cost (first-in, first-out) or market.

  DEPRECIATION:

    Depreciation is computed using the straight-line method over the estimated useful lives of the assets which approximate 40 years for buildings and 10 years for equipment. Expenditures for replacements or major improvements are capitalized; expenditures for normal maintenance and repairs are charged to operations as incurred. Upon sale or retirement of properties, the cost and accumulated depreciation are removed from the accounts, and any gain or loss is included in operations.

             CERTIFIED GROCERS OF CALIFORNIA, LTD. AND SUBSIDIARIES NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

  POSTRETIREMENT BENEFITS:


    Effective August 29, 1993, the Company implemented Statement of Financial Accounting Standards No. 106, "Employers' Accounting for Postretirement Benefits Other Than Pensions" ("SFAS No. 106"). This statement requires that the cost of these benefits, which are primarily for health care and life insurance, be recognized in the financial statements throughout the employees' active working careers. The Company's previous practice was to expense these costs on a cash basis, principally after retirement. The transition obligation is being amortized on a straight-line basis over twenty years as allowed under SFAS No.
106. The incremental effect on the Company's results of operations for fiscal 1994 is approximately $2.5 million which has been accrued as a non-cash expense. Management is considering benefit plan changes that will reduce the impact of SFAS No. 106. Alternatives under consideration include plan redesign for such items as cost sharing, modification of eligibility requirements, and limitation of benefit payouts.


  POSTEMPLOYMENT BENEFITS:

    The FASB issued Statement No. 112 "Employers Accounting for Postemployment Benefits", which is effective for fiscal years beginning after December 15, 1993. Accordingly, the Company will conform to the new requirements in fiscal 1995. The new accounting standard requires an accrual rather than a pay-as-you-go basis of recognizing expenses for postemployment benefits (provided by an employer to former or inactive employees after termination of employment but before retirement). Management estimates the effect on its results of operations in fiscal 1995 will approximate $1.5 million which it will accrue in that year as a noncash expense.

  ENVIRONMENTAL COSTS:

    The Company expenses, on a current basis, certain recurring costs incurred in complying with environmental regulations and remediating environmental pollution. The Company also reserves for certain non-recurring future costs required to remediate environmental pollution for which the Company is liable whenever, by diligent legal and technical investigation, the scope or extent of pollution has been determined, the Company's contribution to the pollution has been ascertained, remedial measures have been specifically identified as practical and viable, and the cost of remediation and the Company's proportionate share can be reasonably estimated.

  INCOME TAXES:

    Effective August 29, 1993, the Company adopted Statement of Financial Accounting Standards No. 109, "Accounting for Income Taxes" ("SFAS No. 109"), which requires the use of the liability method of accounting for deferred income taxes; prior periods have not been restated. The cumulative effect of this change in accounting principle increased the Company's net earnings by $2.5 million.

  INVESTMENTS:

    Effective September 3, 1994 the Company adopted Statement of Financial Accounting Standards No. 115, "Accounting for Certain Investments in Debt and Equity Securities" ("SFAS No. 115"); prior periods have not been restated. The cumulative effect of such adoption amounted to an unrealized loss of $304,000, net of deferred tax, and has been reported separately in the Consolidated Statements of Shareholders' Equity. There was no effect on the Consolidated Statements of Earnings. The gross amount of $461,000 reflects a non-cash investing activity. Investment income is recorded when earned. The market value of investments was supplied by Bank of America. These market values are considered fair value.

    Prior to the implementation of SFAS No. 115, investments in fixed maturities which might, under certain circumstances, be sold prior to their dates of maturity were classified as investments "held for sale" and such portfolio was recorded at the lower of cost or market value. Unrealized losses, net of deferred taxes, on such investments, if any, were recorded as a charge directly to shareholders' equity. In addition, the Company identified certain investments in fixed maturities held for trading purposes. Such investments were recorded at market value and unrealized gains or losses on such investments, net of deferred taxes, were credited or charged directly to shareholders' equity.

             CERTIFIED GROCERS OF CALIFORNIA, LTD. AND SUBSIDIARIES NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

    The cost of securities sold is determined by the "identified certificate" method.

2.  PROPERTIES:

    Properties at September 3, 1994, and August 28, 1993 stated at cost, are comprised of:

                                                                           1994            1993
                                                                      --------------  --------------
Land................................................................  $   11,488,000  $   11,488,000
Buildings and leasehold improvements................................      71,854,000      70,928,000
Equipment...........................................................      64,637,000      63,388,000
Equipment under capital leases......................................      10,345,000      11,547,000
                                                                      --------------  --------------
                                                                         158,324,000     157,351,000
Less, accumulated depreciation and
  amortization......................................................      71,641,000      65,467,000
                                                                      --------------  --------------
                                                                      $   86,683,000  $   91,884,000
                                                                      --------------  --------------
                                                                      --------------  --------------

3.  INVESTMENTS:

    The amortized cost and fair values of investments available-for-sale were as follows:

                                                                     GROSS        GROSS
                                                     AMORTIZED    UNREALIZED   UNREALIZED       FAIR
SEPTEMBER 3, 1994                                      COSTS         GAINS       LOSSES         VALUE
- -------------------------------------------------  -------------  -----------  -----------  -------------
Fixed Maturities:
  U.S. Treasury securities and obligations of
   U.S. government corporations and agencies.....  $  10,102,000   $  10,000    $ 415,000   $   9,697,000
  Corporate securities...........................        306,000                    8,000         298,000
  Mortgage backed securities.....................      1,455,000       1,000       49,000       1,407,000
                                                   -------------  -----------  -----------  -------------
    Sub-total....................................     11,863,000      11,000      472,000      11,402,000
Redeemable preferred stock.......................      6,552,000                                6,552,000
Equity securities................................      2,320,000                                2,320,000
                                                   -------------  -----------  -----------  -------------
                                                   $  20,735,000   $  11,000    $ 472,000   $  20,274,000
                                                   -------------  -----------  -----------  -------------
                                                   -------------  -----------  -----------  -------------

                                                                     GROSS        GROSS
                                                     AMORTIZED    UNREALIZED   UNREALIZED       FAIR
AUGUST 28, 1993                                        COST          GAINS       LOSSES         VALUE
- -------------------------------------------------  -------------  -----------  -----------  -------------
Fixed Maturities:
  U.S. Treasury securities and obligations of
   U.S. government corporations and agencies.....  $   7,530,000   $ 251,000                $   7,781,000
  Corporate securities...........................        597,000      14,000                      611,000
  Mortgage backed securities.....................        477,000      34,000                      511,000
                                                   -------------  -----------  -----------  -------------
    Sub-total....................................      8,604,000     299,000                    8,903,000
Redeemable preferred stock.......................      4,000,000                                4,000,000
                                                   -------------  -----------  -----------  -------------
                                                   $  12,604,000   $ 299,000    $           $  12,903,000
                                                   -------------  -----------  -----------  -------------
                                                   -------------  -----------  -----------  -------------

             CERTIFIED GROCERS OF CALIFORNIA, LTD. AND SUBSIDIARIES NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

    Fixed maturity investments as of September 3, 1994 are due as follows:

                                                                                       AMORTIZED        FAIR
SEPTEMBER 3, 1994                                                                        COST           VALUE
- -----------------------------------------------------------------------------------  -------------  -------------
Fixed Maturities Available for Sale:
  Due in one year or less..........................................................  $     852,000  $     828,000
  Due after one year through five years............................................      7,292,000      7,042,000
  Due after five years through ten years...........................................      2,790,000      2,632,000
  Due after ten years..............................................................        929,000        900,000
                                                                                     -------------  -------------
                                                                                     $  11,863,000  $  11,402,000
                                                                                     -------------  -------------
                                                                                     -------------  -------------

    Expected maturities will differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties. Mortgage-backed securities are shown as being due at their average expected maturity dates.

    Investment income is summarized as follows:

                                                                              1994          1993          1992
                                                                          ------------  ------------  ------------
Fixed Maturities........................................................  $  1,094,000  $  1,267,000  $  1,406,000
Preferred Stock.........................................................       461,000       311,000
Cash and cash equivalents...............................................        95,000       122,000        59,000
                                                                          ------------  ------------  ------------
                                                                             1,630,000     1,700,000     1,465,000
Less: investment expenses...............................................      (110,000)      (64,000)      (69,000)
                                                                          ------------  ------------  ------------
    Net investment income...............................................  $  1,520,000  $  1,636,000  $  1,396,000
                                                                          ------------  ------------  ------------
                                                                          ------------  ------------  ------------

    Investments carried at $20,150,000 and $17,940,000 at September 3, 1994 and August 28, 1993, respectively, (market value $20,150,000 and $18,592,000 respectively) are on deposit with regulatory authorities in compliance with insurance company regulations.

4.  NOTES PAYABLE:

    Notes payable at September 3, 1994 and August 28, 1993 are summarized as follows:

                                                                           1994            1993
                                                                      --------------  --------------
Notes payable to banks under revolving credit agreements, expiring
  March 17, 1997, interest rate at prime (7.75% and 6.0% at
  September 3, 1994 and August 28, 1993, respectively) plus 1/2% or
  Eurodollar (4.81% and 3.37% at September 3, 1994 and August 28,
  1993, respectively) plus 1 1/2%...................................  $   59,352,000  $   64,022,000
Note payable to banks under revolving credit agreements, expiring
  March 17, 1997, interest rate at prime (7.75% at September 3,
  1994) plus 1/2% or Eurodollar (4.81% at September 3, 1994) plus
  1 1/2%............................................................      18,000,000
Subordinated note payable to a life insurance company, due April 1,
  1999, interest rate of 10.8%, $8,750,000 due April 1 each year
  beginning in 1996.................................................      35,000,000      35,000,000

             CERTIFIED GROCERS OF CALIFORNIA, LTD. AND SUBSIDIARIES NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

                                                                           1994            1993
                                                                      --------------  --------------
Senior note payable to a life insurance company, unsecured, due
  January 15, 2005, interest rate of 9.55%, $62,500 due monthly each year beginning in 1992 through 2000 and then $220,833 monthly
  until maturity....................................................      17,250,000      18,000,000
Note payable to bank under revolving credit agreement, refinanced on
  April 25, 1994 interest rate at prime (6% at August 28, 1993) plus
  1/2% or LIBOR (3.37% at August 28, 1993) plus 1 1/2%..............                      19,000,000
Notes payable, collateralized by land and warehouses, payable monthly, approximately $60,000 plus interest at 9.88%, due
  February 1, 2006..................................................      15,211,000      15,889,000
Obligations under capital leases....................................       7,838,000       9,806,000
                                                                      --------------  --------------
                                                                         152,651,000     161,717,000
Less, portion due within one year...................................      (2,978,000)     (3,132,000)
                                                                      --------------  --------------
                                                                      $  149,673,000  $  158,585,000
                                                                      --------------  --------------
                                                                      --------------  --------------

    Maturities of long-term debt as of September 3, 1994 are:

1995.................................................................  $  2,978,000
1996.................................................................    29,577,000
1997.................................................................    70,811,000
1998.................................................................    11,337,000
1999.................................................................    11,353,000
Beyond 1999..........................................................    26,595,000
                                                                       ------------
                                                                       $152,651,000
                                                                       ------------
                                                                       ------------

    Weighted average interest rates on short-term borrowings for fiscal year ends 1994, 1993, and 1992 approximated 9.71%, 9.14%, and 7.29%, respectively. Weighted average interest rates during each fiscal year, calculated on a quarterly basis, approximated respective year end average rates. The average amounts of short-term borrowings outstanding during fiscal years 1994, 1993, and 1992 were $3,147,000, $3,206,000, and $42,192,000, respectively. Short-term borrowings amounted to as much as $3,158,000 in 1994, $3,616,000 in 1993, and $118,141,000 in 1992.

    The Company has credit agreements with certain banks that provide for committed lines of credit. These credit lines are available for general working capital, acquisitions, and maturing long-term debt. At the end of fiscal year 1994, the Company had $160 million in committed lines of credit, of which $82.6 million was not utilized. The unused portion of these credit lines are subject to annual commitment fees of 0.375%.

    Overall borrowings are limited by various financial covenants pertaining to working capital, debt-to-equity relationships, tangible net worth, earnings, and similar provisions. In addition, on the required portion of member deposits, no payment may be made if there exists a default with respect to any senior indebtedness, as defined, until such default has been cured or waived or until such senior indebtedness has been paid in full.

    A credit agreement of $135 million is collateralized by accounts receivable, inventory and certain other assets, excluding equipment and real property. The maturity date is March 17, 1997, but is subject to extension by the mutual consent of the Company and the banks. The agreement provides for Eurodollar basis or prime basis borrowings at the Company's option.

             CERTIFIED GROCERS OF CALIFORNIA, LTD. AND SUBSIDIARIES NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

    A credit agreement for $25 million is collateralized by Grocers Capital Company's ("GCC") eligible receivables. The maturity date is March 17, 1997, but is subject to extension by the mutual consent of the Company and the banks. The agreement provides for prime basis or Eurodollar basis borrowings at the Company's option.

    As a result of maturing long-term debt (a non-cash financing activity), the Company reclassified from long to short-term debt $2,978,000, $3,088,000 and $3,115,000 in fiscal 1994, 1993 and 1992, respectively.

    The fair values of the Company's notes payable, excluding obligations under capital leases, approximated $141 million at September 3, 1994. Rates currently available to the Company for debt with similar terms and remaining maturities are used to estimate the fair values of notes payable.

5.  LEASES:


    The Company has entered into both operating and capital leases for certain warehouse, transportation and data processing computer equipment. The Company has also entered into operating leases for approximately 33 retail supermarkets. The majority of these locations are subleased to various member-patrons of the Company. The operating leases and subleases are noncancellable, renewable, include purchase options in certain instances, and require payment of taxes, insurance and maintenance. In addition, the Company is contingently liable with respect to lease guarantees for certain member-patrons. The total commitment for such lease guarantees approximates $30.9 million to $32.9 million. The Company's security respecting these lease guarantees is discussed in Note 1 under "Concentration of Credit Risk."


    Total  rent expense was  $22,707,000, $23,326,000, and  $22,082,000 in 1994,
1993, and 1992 respectively. Sublease rental income was $4,713,000, $4,657,000, and $2,554,000 in 1994, 1993, and 1992 respectively.

    Minimum rentals (exclusive of real estate taxes, insurance, and other expenses payable under the terms of the leases) as of September 3, 1994, are summarized as follows:

                                                                        CAPITAL
                                                                        LEASES      OPERATING LEASES
                                                                     -------------  ----------------
1995...............................................................   $ 2,062,000    $   18,636,000
1996...............................................................     1,772,000        16,510,000
1997...............................................................     1,119,000        13,679,000
1998...............................................................       982,000         9,168,000
1999...............................................................       852,000         6,289,000
Beyond 1999........................................................     1,192,000        22,226,000
                                                                     -------------  ----------------
  Total minimum lease payments.....................................     7,979,000    $   86,508,000
                                                                                    ----------------
                                                                                    ----------------
Less, amount representing interest.................................      (141,000)
                                                                     -------------
Present value of net minimum lease payments........................     7,838,000
Less, current portion..............................................    (1,479,000)
                                                                     -------------
  Total long-term portion..........................................   $ 6,359,000
                                                                     -------------
                                                                     -------------

             CERTIFIED GROCERS OF CALIFORNIA, LTD. AND SUBSIDIARIES NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

    Minimum sublease rentals (exclusive of real estate taxes, insurance and other expenses payable under the terms of the leases) as of September 3, 1994, are summarized as follows:

                                                                                             OPERATING
                                                                                              LEASES
                                                                                           -------------
1995.....................................................................................  $   4,645,000
1996.....................................................................................      4,548,000
1997.....................................................................................      4,439,000
1998.....................................................................................      2,309,000
1999.....................................................................................      1,719,000
Beyond 1999..............................................................................     11,474,000
                                                                                           -------------
                                                                                           $  29,134,000
                                                                                           -------------
                                                                                           -------------

6.  ACCRUED LIABILITIES:

    The Company's insurance subsidiary maintains restricted certificates of deposit and marketable securities from which the ceding companies can draw to settle claims or certain other balances due ($9,827,000 and $8,732,000 at September 3, 1994 and August 28, 1993, respectively). Accordingly, the loss reserves and balances payable to the ceding companies which pertain to the restricted certificates of deposit, marketable investments, and related reinsurance balances receivable from the ceding companies have been offset in the Company's consolidated balance sheets.

7.  INCOME TAXES:

    The significant components of income tax expense (benefit) attributable to continuing operations are summarized as follows:

                                                        1994          1993         1992
                                                   --------------  -----------  -----------
Federal:
  Current tax expense............................  $    2,049,000  $   396,000  $
  Utilization of net operating loss
   carryforwards.................................        (800,000)
  Deferred tax (benefit) expense.................      (1,156,000)      58,000     (705,000)
                                                   --------------  -----------  -----------
                                                           93,000      454,000     (705,000)
                                                   --------------  -----------  -----------
State:
  Current tax expense............................         377,000       57,000
  Deferred tax benefit...........................        (267,000)      19,000      (89,000)
                                                   --------------  -----------  -----------
                                                          110,000       76,000      (89,000)
                                                   --------------  -----------  -----------
                                                   $      203,000  $   530,000  ($  794,000)
                                                   --------------  -----------  -----------
                                                   --------------  -----------  -----------

    The Company's income taxes currently payable in 1994 and 1993 are in part due to alternative minimum tax.

    Deferred income taxes for temporary differences associated with the patronage earnings have not been recorded because the Company allocates its patronage income on an annual basis to its members. Under federal and state income tax regulations applicable to cooperative organizations, patronage dividends are deductible in computing taxable income.

             CERTIFIED GROCERS OF CALIFORNIA, LTD. AND SUBSIDIARIES NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

    The effects of nonpatronage temporary differences and other items that give rise to deferred tax assets and deferred tax liabilities are presented below:


                                                                          SEPTEMBER 3,    AUGUST 29,
                                                                              1994           1993
                                                                          -------------  -------------
Deferred tax assets:
  Accounts receivable...................................................  $     895,000  $     794,000
  Accrued vacation/incentives...........................................        299,000        275,000
  Postretirement benefits other than pension............................        505,000
  Insurance reserves....................................................      1,789,000      1,606,000
  Closed store reserves.................................................        632,000        515,000
  Lease reserve.........................................................        528,000
  Other.................................................................        638,000        134,000
  Net operating loss carryforwards......................................        571,000        973,000
  Alternative minimum tax credits.......................................      1,948,000      1,342,000
  Tax credits...........................................................        277,000        241,000
                                                                          -------------  -------------
    Total gross deferred tax assets.....................................      8,082,000      5,880,000
  Less valuation allowance..............................................     (1,400,000)    (1,000,000)
                                                                          -------------  -------------
    Net deferred tax assets.............................................  $   6,682,000  $   4,880,000
                                                                          -------------  -------------
                                                                          -------------  -------------
Deferred tax liabilities:
  Property, plant and equipment.........................................  $   2,029,000  $   1,787,000
  Deferred state taxes..................................................        273,000
  Other.................................................................        195,000        320,000
                                                                          -------------  -------------
    Total gross deferred tax liabilities................................  $   2,497,000  $   2,107,000
                                                                          -------------  -------------
                                                                          -------------  -------------


Net deferred tax assets are included in Other assets and total gross deferred tax liabilities are included in Accrued liabilities on the Company's Consolidated Balance Sheet as of September 3, 1994. The net change in valuation allowance for deferred tax assets was an increase of $400,000 due to the uncertainty of the realization of the benefit of loss carryforwards and certain tax credits.

    The reconciliation of the statutory federal income tax rate and the Company's effective tax rate is summarized as follows:

                                                               1994     1993     1992
                                                              ------   ------   ------
Federal income tax (benefit) rate...........................    (34.0)%    34.0%   (34.0)%
State income taxes, net of federal income tax benefit.......      3.4      8.8     (2.0)
Loss on insurance subsidiary not recognized for federal
 taxes......................................................               6.7     16.1
Alternative minimum tax.....................................     17.5
Increase in valuation reserve...............................     17.8
Other, net..................................................      4.9      3.3      2.0
                                                              ------   ------   ------
Effective tax rate (benefit)................................      9.6%    52.8%   (17.9)%
                                                              ------   ------   ------
                                                              ------   ------   ------

    At September 3, 1994, the Company has alternative minimum tax credit carryforwards of approximately $1.9 million available to offset future regular income taxes payable to the extent such regular taxes exceed alternative minimum taxes payable.

8.  SUBORDINATED PATRONAGE DIVIDEND CERTIFICATES:

    In December 1992, the Company's Board of Directors (the "Board") authorized a patronage dividend retention program to be effective commencing with the dividends payable for fiscal 1993, whereby Certified

             CERTIFIED GROCERS OF CALIFORNIA, LTD. AND SUBSIDIARIES NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

retains a portion of the patronage dividends and issues Patronage Certificates (the "Certificates") evidencing its indebtedness respecting the retained amounts. In addition, the program provides for the issuance of the Certificates to patrons on an annual basis in a portion and at an interest rate to be determined annually. Certificates for each year are unsecured general obligations of Certified, are subordinated to certain other Certified indebtedness, and are nontransferable without the consent of Certified. The certificates are subject to redemption, at any time in whole and from time to time in part, without premium, at the option of Certified.

    For fiscal 1993, the portion of the patronage dividend retained and evidenced by the issuance of patronage certificates was 20% of the fourth quarter dividend for dairy products and 40% of the fiscal year's dividend for non-dairy products. However, as to any particular patron, if such amount was less than $500, then no retention occurred and a Patronage Certificate was not issued. The initial series issued for fiscal 1993 was for a seven year term, maturing on December 15, 2000, and carried a 7% annual interest rate, payable in cash. The Board of Directors approved the patronage dividend program for fiscal year 1994. The retention will be 20% of the quarterly dairy patronage dividends and 40% of the fiscal year's dividend for non-dairy products and will have a maturity date of December 15, 2001 and carry an 8% annual interest rate, payable in cash. The Company expects to continue to distribute patronage dividends in the future, although there can be no assurance of the amounts of such dividends.

9.  CAPITAL SHARES:

    The Company requires that member-patrons hold Class B Shares in an amount equal to the lesser of the amount of the member-patron's required deposit or twice the member-patron's average weekly purchases (the "Class B Share requirement"). Additionally, each Class B Share held by a member-patron is valued at the book value of Certified's outstanding shares as of the close of the fiscal year last ended prior to the issuance of such Class B Share.

    After payment of at least 20% of the patronage dividend in cash and the issuance of the Patronage Certificates, Class B Shares are issued as a portion of each member-patron's patronage dividend and, to the extent necessary to fulfill the member-patron's Class B Share requirement, by crediting the member-patron's cash deposit account for the issuance values of such shares.

    All shares of a terminated member will be redeemed by the Company (subject to certain legal limitations, provisions of the Company's redemption policy, and provisions of certain of the Company's committed lines of credit) at a price equal to the book value of the shares as of the close of the fiscal year ended prior to the redemption, less all amounts that may be owing by the member to the Company. All shares are pledged to the Company to secure the Company's redemption rights and as collateral for any debt obligations to the Company.


    The Company is not obligated in any fiscal year to redeem more than 5% of the sum of the number of Class B Shares outstanding as of the close of the preceding fiscal year and the number of Class B Shares issued as a part of the patronage dividend for the preceding year (the "5% limit"). Thus, shares tendered for redemption in a given fiscal year may not necessarily be redeemed in that fiscal year. The 5% limit for fiscal year 1995 will allow for redemption of 19,414 shares. Of the 20,942 shares tendered in fiscal year 1991, 48,644 shares tendered in fiscal year 1992, 36,998 shares tendered in fiscal year 1993, 40,824 shares tendered in fiscal year 1994 and 3,197 tendered in fiscal year 1995 and presently approved for redemption, 20,038 shares were redeemed in fiscal year 1992, 20,036 shares were redeemed in fiscal year 1993, 19,716 shares were redeemed in fiscal year 1994 and 19,414 shares will be redeemed in fiscal year 1995 due to the 5% limit having been reached. Because the 5% limit for fiscal year 1995 has been met, the remaining 71,401 shares (or approximately $11.6 million, using fiscal 1994 year end book values) not redeemed in fiscal year 1995 as well as the redemption of any additional Class B Shares tendered during fiscal 1995 will require the prior approval of the Company's Board of Directors. At present, such approvals are not expected to be given. Accordingly,

             CERTIFIED GROCERS OF CALIFORNIA, LTD. AND SUBSIDIARIES NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

since the Company's fiscal 1995 5% share redemption limitation has been met, future redemptions for the 1995 fiscal year will be postponed. The total of Class B Shares tendered and awaiting redemption has caused the 5% limit for fiscal 1995, and will cause the limits for fiscal 1996 through 1998 to be met, thereby delaying the redemption of Class B Shares in excess of such limit. The redemptions required for fiscal years 1996 through 1998 approximate $9.2 million to $9.5 million based on 1994 year end book values and estimated share issuances for those years. Cash flow to fund redemption of shares is provided from operations, patron deposits, Patronage Certificates, current shareholdings and borrowings under the Company's credit lines. Any additional large tenderings of Class B Shares could also potentially cause future year 5% limitations to be exceeded. Therefore, the Company's ability to redeem additional shares in excess of the 5% limit without prior approval of the Board may also be limited.


    There are 500,000 authorized Class A Shares, of which 49,100 and 49,700 were outstanding at September 3, 1994 and August 28, 1993, respectively. There are 2,000,000 authorized Class B Shares, of which 388,286 and 394,326 were outstanding at September 3, 1994 and August 28, 1993, respectively. Once redeemed, such shares are not available for reissuance to member-patrons.

    Each member-patron of the Company is required to hold one hundred Class A Shares. No member-patron may hold more than one hundred Class A Shares. However, it is possible that a member may have an interest in another member, or that a person may have an interest in more than one member, and thus have an interest in more than one hundred Class A Shares. The Board of Directors is authorized to accept member-patrons without the issuance of Class A Shares when the Board of Directors determines that such action is justified by reason of the fact that the ownership of the patron is the same, or sufficiently the same, as that of another member-patron holding one hundred Class A Shares. The price for such shares will be the book value per share of outstanding shares at the close of the fiscal year last ended.

    There are also 19 authorized Class C Shares of which 17 are outstanding. These shares are valued at $10 per share, and ownership is limited to members of the Board of Directors with no rights as to dividends or other distributions.

10.  BENEFIT PLANS:

    The Company has a noncontributory, defined benefit pension plan covering substantially all of its nonunion employees. The benefits under the plan generally are based on the employee's years of service and average earnings for the three highest consecutive calendar years of compensation during the ten years immediately preceding retirement. The Company makes contributions to the pension plan in amounts which are at least sufficient to meet the minimum funding requirements of applicable laws and regulations but no more than amounts deductible for federal income tax purposes. Benefits under the plan are included in a trust providing benefits through annuity contracts, and part of the plan assets are held by a trustee.

             CERTIFIED GROCERS OF CALIFORNIA, LTD. AND SUBSIDIARIES NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

    The funded status of the plan and the amounts recognized in the balance sheet are:

                                                                          1994           1993           1992
                                                                      -------------  -------------  -------------
Actuarial present value of benefit obligations:
  Accumulated benefit obligations, including vested
    benefits........................................................  $  24,518,828  $  22,025,105  $  21,322,403
  Effect of assumed future increase in compensation
    levels..........................................................     10,380,043     10,025,238     10,327,360
                                                                      -------------  -------------  -------------
  Projected benefit obligation for services rendered to
    date............................................................     34,898,871     32,050,343     31,649,763
                                                                      -------------  -------------  -------------
Plan assets at fair value...........................................     31,537,760     31,184,804     29,059,148
                                                                      -------------  -------------  -------------
Plan assets in deficiency of projected benefit obligations..........      3,361,111        865,539      2,590,615
Unrecognized net gain...............................................     (6,091,920)    (3,544,459)    (5,464,059)
Unrecognized transition asset.......................................      2,147,998      2,457,063      2,766,127
Unrecognized prior service cost.....................................        380,517        (99,259)      (109,151)
                                                                      -------------  -------------  -------------
Prepaid pension costs at June 1.....................................       (202,294)      (321,116)      (216,468)
                                                                      -------------  -------------  -------------
Fourth quarter contribution.........................................       (320,645)      (381,592)      (236,516)
Fourth quarter net periodic pension cost............................        228,948        337,730        263,455
                                                                      -------------  -------------  -------------
Prepaid pension cost at fiscal year end.............................  $    (293,991) $    (364,978) $    (189,529)
                                                                      -------------  -------------  -------------
                                                                      -------------  -------------  -------------
Net pension cost included the following components:
  Service cost -- benefits earned during the period.................  $   1,398,109  $   1,384,636  $   1,447,135
  Interest cost on projected benefit obligation.....................      2,649,854      2,424,520      2,405,245
  Actual return on plan assets......................................     (2,660,602)    (2,627,861)    (2,419,035)
  Net amortization and deferral.....................................        (83,873)      (265,502)       (82,426)
                                                                      -------------  -------------  -------------
  Net periodic pension cost.........................................  $   1,303,488  $     915,793  $   1,350,919
                                                                      -------------  -------------  -------------
                                                                      -------------  -------------  -------------
Major assumptions:
  Assumed discount rate.............................................           7.50%          7.50%          7.50%
  Assumed rate of future compensation increases.....................           5.50%          5.50%          5.50%
  Expected rate of return on plan assets............................           8.50%          8.50%          8.50%

    The method used to compute the vested benefit obligation is the actuarial present value of the vested benefits to which the employee is entitled if the employee separates immediately. The vested benefit obligation was $24,029,411, $21,441,766, and $20,751,462 in 1994, 1993, and 1992, respectively.

    The Company also made contributions of $4,820,000, $5,155,000, and $5,433,000 in 1994, 1993, and 1992, respectively to collectively bargained, multiemployer defined benefit pension plans in accordance with the provisions of negotiated labor contracts. Information from the plans' administrators is not available to permit the Company to determine its proportionate share of termination liability, if any.

    The Company has an Employees' Sheltered Savings Plan ("SSP"), which is a defined contribution plan, adopted pursuant to Section 401(k) of the Internal Revenue Code for its nonunion employees. The Company matches each dollar deferred up to 4% of compensation and, at its discretion, matches 40% of amounts deferred between 4% and 8%. At the end of each fiscal year, the Company also contributes an amount equal to 2% of the compensation of those participants employed at that date. The Company contributed approximately $2,200,000, $2,200,000, and $2,300,000 in 1994, 1993, and 1992 respectively.

    Also, the Company has an Employee Savings Plan ("ESP"), which is a defined contribution plan, subject to the provisions of the Employee Retirement Income Security Act of 1974, for all union and

             CERTIFIED GROCERS OF CALIFORNIA, LTD. AND SUBSIDIARIES NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

nonunion employees hired prior to March 1, 1983. The Company's contribution to the ESP in any fiscal year is based on net earnings as a percentage of total sales. In the event net earnings are less than 1.5% of total sales, no contribution is required. All corporate (nonunion) employees who had a previous balance in the ESP Plan had their balances transferred to the SSP Plan effective first quarter of fiscal 1992. No expense was incurred in fiscal years 1994, 1993 and 1992.

11.  POSTRETIREMENT BENEFIT PLAN OTHER THAN PENSIONS:

    The Company sponsors four postretirement benefit plans that cover both nonunion and union employees. Nonunion employees are eligible for a plan providing medical benefits and a plan providing life insurance benefits. Both nonunion and union employees have separate plans providing a lump sum payout for unused days in the sick leave bank. The postretirement health care plan is contributory for nonunion employees retiring after January 1, 1990, with the retiree contributions adjusted annually; the life insurance plan and the sick leave payout plans are noncontributory.

    The plans are unfunded. The amounts recognized in the balance sheet are:

                                                                                               1994
                                                                                          --------------
Accumulated postretirement benefit obligation:
  Retirees..............................................................................  $   11,496,106
  Fully eligible active plan participants...............................................       4,621,853
  Other active plan participants........................................................       9,116,878
                                                                                          --------------
Accumulated postretirement benefit obligation...........................................      25,234,837
Unrecognized transition obligation......................................................     (21,347,603)
Unrecognized prior service cost.........................................................
Unrecognized net loss...................................................................      (2,013,501)
                                                                                          --------------
Accrued postretirement benefit cost at June 1...........................................       1,873,733
Fourth quarter contributions............................................................        (293,640)
Fourth quarter net periodic postretirement benefit cost.................................         928,508
                                                                                          --------------
Accrued postretirement benefit cost.....................................................  $    2,508,601
                                                                                          --------------
                                                                                          --------------
Net periodic postretirement benefit cost included the following components:

                                                                                               1994
                                                                                          --------------
 Service cost -- benefits attributed to service during the period.......................  $      653,927
  Interest cost on accumulated postretirement benefit obligation........................       1,915,446
  Amortization of transition obligation over 20 years...................................       1,123,558
  Net amortization and deferral.........................................................          21,097
                                                                                          --------------
  Net periodic postretirement benefit cost..............................................  $    3,714,028
                                                                                          --------------
                                                                                          --------------

    For measurement purposes, a 10 percent annual rate of increase in the per capita cost of covered health care benefits was assumed for fiscal year 1995; the rate was assumed to decrease gradually to 6 percent in fiscal 2003 and remain at the level thereafter. The health care cost trend rate assumption has a significant effect on the amounts reported. To illustrate, increasing the assumed health care cost trend rates by 1 percentage point in each year would increase the accumulated postretirement benefit obligation as of September 3, 1994 by $3,522,273 and the aggregate benefit for the year then ended by $464,431.

    The weighted-average discount rate used in determining the accumulated postretirement benefit obligation was 8 percent.

    The Company's union employees participate in a multiemployer plan that provides health care benefits. Amounts charged to postretirement benefit cost and contributed to the plan totaled $1.3 million in fiscal year 1994.

             CERTIFIED GROCERS OF CALIFORNIA, LTD. AND SUBSIDIARIES NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

    Prior to the adoption of SFAS No. 106, the Company recognized the cost of providing those benefits under the insurance agreement by expensing the claims and administrative fees when paid, which for active and retired employees totalled $5,890,000 in 1993, and $6,660,000 in 1992. The portion of the cost of providing those benefits for 164 retirees in fiscal 1993 and 166 retirees in fiscal 1992 was approximately $1.2 million and $0.9 million in fiscal years 1993 and 1992, respectively.

12.  CONTINGENCIES:


    ENVIRONMENTAL MATTERS. The Company, together with others, was notified by the Environmental Protection Agency ("EPA") that it was a potentially responsible party ("PRP") for the disposal of hazardous substances during the 1970s and early 1980s at Operating Industries, Inc. Superfund Site in Monterey Park, California ("OII Site"). The Company has not disposed of any materials at the site since and believes its current disposal policies to be in accordance with federal, state and local governmental laws and regulations. Clean up of this site will occur in five phases and could entail estimated total clean up costs of $650 million to $800 million.



    The Company appealed the initial findings of the EPA on August 16, 1993 concerning the quantity of disposed waste allocated to the Company. Management recorded an initial liability of $400,000 for fiscal 1993. The initial liability was based on estimated cleanup costs of $2 per gallon on approximately 200,000 gallons disposed at the site. In July 1994, the EPA reassessed the Company's allocation as approximately $380,000, pertaining to its portion of the cost of cleanup of the first three phases of the five-phase cleanup process.



    The EPA also informed the Company of phases 4 and 5, which include final remedy and ground water treatment, and a 30 year post-cleanup site control and monitoring. These two phases, with estimated cost to the Company of approximately $1.1 million, are fully reserved in the financial statements. As of September 3, 1994, the total reserve established in respect to environmental liabilities is $1.5 million. The Company is pursuing recovery of a portion of this amount from its insurance carriers. However, due to the uncertainty of success, no recovery amount has been recognized.


    Because of the uncertainties associated with environmental assessment and remediation activities, future expenses to remediate the currently identified site could be higher than the accrued liability. Although it is difficult to estimate the liability of the Company related to these environmental matters, management believes that these matters will not have a materially adverse effect on the Company's financial position or consolidated statement of earnings.

13.  RELATED PARTY TRANSACTIONS:


    A number of companies with which directors are associated have received loans from the Company through its regular member loan program and/or obtained lease guarantees or subleases for certain store locations. In consideration of lease guarantees and subleases, the Company receives a monthly fee equal to 5% of the monthly rent under the leases and subleases. Obligations of member-patrons to the Company, including lease guarantees, are generally supported by the Company's right of offset, upon default, against the member-patrons' cash deposits, shareholdings and Patronage Certificates, as well as personal guarantees and reimbursement and indemnification agreements.
Management believes all such related party transactions are on terms no more favorable than those which would be available to other similarly sized member-patrons.



    During fiscal year 1993, the Company leased certain market premises located in Sacramento, California, and in turn subleased the premises to SavMax Foods, Inc. ("SavMax"), of which director Michael A. Webb is the President and a Shareholder. The sublease to SavMax provides for a term of twenty years, without options to extend, although SavMax has the option to acquire the Company's interest under its lease on the condition that the Company is released from all further liability thereunder. The premises consist of approximately 50,000 square feet and annual base rent under the sublease is at the following per square foot

             CERTIFIED GROCERS OF CALIFORNIA, LTD. AND SUBSIDIARIES NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

rates: $8.00 during years 1 and 2; $8.40 during years 3 through 5; $8.82 during years 6 through 10; $9.26 during years 11 through 15; and, $9.72 during years 16 through 20. In addition, the Company receives monthly an additional amount equal to 5% of the base monthly rent. Upon default by SavMax, the Company has the right to retake possession of the premises under the sublease. In the event of a default by SavMax under the sublease, the Company's remaining liability under its lease would approximate $10.0 million, assuming the leased premises and other support provided to the Company by way of offset rights proved to be of no value to the Company.



    The Company guarantees certain obligations of SavMax under three leases of market premises located in Sacramento, San Jose and San Leandro, California. Each of these guarantees relates to the obligation of SavMax to pay base rent, common area maintenance charges, real estate taxes and insurance during the initial 20 year terms of these leases. However, the guarantees are such that the Company's obligation under each of them is limited to an amount equal to sixty monthly payments (which need not be consecutive) of the obligations guaranteed. Base rent is $40,482 per month under the Sacramento lease and $56,756 per month under the San Jose lease, in each case subject to a 7 1/2% increase at the end of each five years. Base rent is $42,454 per month under the San Leandro lease, subject to a 10% increase at the end of each five years. In consideration of these guarantees, the Company receives a monthly fee from SavMax equal to 5% of the base monthly rent under these leases. If SavMax were to default under the leases, the Company's remaining liability under its guarantees would range from $10.0 million to $11.9 million, assuming other support provided to the Company by way of offset rights and the reimbursement and indemnification agreements proved to be of no value to the Company.



    The Company guarantees certain obligations of SavMax under two leases of market premises located in Ceres and Vacaville, California. The leases have initial terms expiring in January 2005 and April 2007, respectively. Base monthly rent under the Ceres lease is presently $32,175, increasing to $34,425 in January of 2000. Base monthly rent under the Vacaville lease is presently $29,167, increasing by $25,000 per year in April of 1997 and 2002. In consideration of these guarantees, the Company will receive a monthly fee from SavMax equal to 5% of the base monthly rent under these leases. If SavMax were to default under the leases, the Company's contingent liability under its guarantees would approximate $11.4 million, assuming other support provided to the Company by way of offset rights and the reimbursement and indemnification agreements proved to be of no value to the Company.



    The Company has guaranteed the payment by Cala Co. of certain promissory notes related to an acquisition of Bell Markets, Inc. The promissory notes mature in June 1996 and total $8 million; however, the Company's guaranty obligation is limited to $4 million. In addition, and in connection with the acquisition, the Company has guaranteed certain lease obligations of Bell Markets, Inc. during a 20-year period under a lease relating to two retail grocery stores. Annual rent under the lease is $327,019. In the event the Company is called upon to perform on this guaranty, the Company has the right to receive an assignment of the lease relating to the locations. Accordingly, assuming the leased premises and other support provided to the Company by way of offset rights and the reimbursement and indemnification agreement proved to be of no value to the Company, the Company would be contingently liable under its lease guarantee for approximately $4.7 million. Concurrently, a 5-year agreement to purchase a substantial portion of merchandise requirements from the Company was obtained from Bell Markets, Inc.



    The Company has guaranteed a lease for Mar-Val Food Stores, Inc. (whose President, Mark Kidd, is a director of the Company) on store premises in Valley Springs, California. The guarantee is for a period of fifteen years and is limited to the lessee's obligation to pay base rent of $10,080 per month, common area costs, real estate taxes and insurance. The Company's total obligation under the guarantee is limited to $736,800. In consideration of the guarantee, the Company receives a monthly fee from Mar-Val Food Store, Inc. equal to 5% of the base monthly rent under the lease.

             CERTIFIED GROCERS OF CALIFORNIA, LTD. AND SUBSIDIARIES NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)


    The Company has guarantees remaining on various member-patron leases during the period of fiscal 1995 through fiscal 1998. In the event the support provided to the Company by way of offset rights and the reimbursement and indemnification agreements proved to be of no value, the Company would be contingently liable under its guarantees for approximately $1.9 million.


    In July 1993, the Company entered into an agreement to lease the produce warehouse to Joe Notrica, Inc., of which director Morrie Notrica is the President and a shareholder. The lease period is for five years, July 21, 1993 through July 31, 1998, at a monthly rent of $24,000. The lease has one five year option and makes provision for inflation adjustments to monthly rent during the option term.


    During fiscal year 1992, Grocers Capital Company ("GCC"), a subsidiary, acquired 40,000 shares of preferred stock of SavMax. The purchase price was $100 per share. In fiscal 1994, GCC, acquired an additional 25,000 shares of preferred stock of SavMax, at a price of $100 per share. As part of the new purchase of preferred stock, the annual cumulative dividend on the 65,000 shares of preferred stock owned by GCC was increased from $8.25 per share to $8.50 per share, payable quarterly. Mandatory partial redemption of this stock at a price of $100 per share began in 1994 and will continue annually thereafter for eight years, at which time the stock is to be completely retired. GCC also purchased from Mr. Webb and another member of his immediate family, 10% of the common stock of SavMax for a price of $2.3 million. In connection with this purchase, Mr. Webb, SavMax and GCC agreed that GCC will have certain preemptive rights to acquire additional common shares, rights to have its common shares included proportionately in any transfer of common shares by Mr. Webb, and rights to have its common shares included in certain registered public offerings of common stock which may be made by SavMax. In addition, GCC has certain rights, at its option, to require that SavMax repurchase GCC's shares, and SavMax has certain rights, at its option, to repurchase GCC's shares. In connection with these transactions, SavMax entered into a seven year supply agreement with the Company (to replace an existing supply agreement) whereunder SavMax is required to purchase a substantial portion of its merchandise requirements from the Company. The supply agreement is subject to earlier termination in certain situations.


    Grocers General Merchandise Company, ("GM"), a subsidiary of the Company, and Food 4 Less GM, Inc. ("F4LGM"), a subsidiary of Food 4 Less Supermarkets, Inc., are partners to a joint venture partnership agreement. Under the agreement, GM and F4LGM are partners operating as Golden Alliance Distribution ("GAD"). The partnership was formed for the purpose of providing for the shared use of the Company's general merchandise warehouse located in Fresno, California and each of the partners has entered into a supply agreement with GAD providing for the purchase of general merchandise products from GAD.


    One of the Company's largest customers, Alpha Beta (which is wholly-owned by Food 4 Less Supermarkets, Inc.) together with its affiliated companies, accounted for a combined total of approximately 9.7% of fiscal 1994 sales.
Another customer, Hughes Markets, Inc. (of which director Roger K. Hughes is Chairman of the Board) accounted for approximately 3.8% of fiscal 1994 sales.


14.  SUBSEQUENT EVENT


    The Company, subsequent to its year-end, completed a sale leaseback transaction with Trinet Corporate Realty Trust, Inc. ("Trinet"), an unaffiliated third party, wherein it sold approximately 5.5 acres of real property in the City of Commerce, together with all buildings, structures and improvements located on such real property, including an office building containing approximately 100,000 square feet and a cafeteria building containing approximately 8,000 square feet. The total sales price for the property was $11,500,000. Concurrent with the sale of the real property, the Company and Trinet entered into a twenty year lease of the property, with two ten year extension options. The monthly rental is approximately $108,000 and is subject to CPI adjustment commencing on the first day of the sixth, eleventh and sixteenth years. However, such CPI adjustments shall not exceed four percent per annum on a cumulative basis during each five year period. Any gain or loss recognized on the transaction is not expected to be material to the financial statements and will be amortized over the life of the lease.

ITEM 11.  EXECUTIVE COMPENSATION
COMPENSATION COMMITTEE INTERLOCKS AND INSIDER PARTICIPATION


    During fiscal year 1994, the Company's Executive Compensation Committee consisted of director Paul H. Gerrard, Committee Chairman, and directors Louis
A. Amen, George G. Golleher, Darioush Khaledi, Leonard R. Leum, and Michael A. Webb, as well as ex-officio member Willard R. MacAloney, Chairman of the Board.



    Except for Mr. MacAloney, no member of the Personnel and Executive Compensation Committee is, or has been at any time in the past, an officer or employee of the Company or any of its subsidiaries. As Chairman of the Board, Mr. MacAloney is an officer under the Bylaws of the Company, although he is not an employee and does not receive any compensation or expense reimbursement beyond that to which other directors are entitled.



    The Company guarantees annual rent and certain other obligations of Mr. MacAloney as lessee under a lease of store premises located in La Puente, California. Annual rent under the lease is $62,487, and the lease term expires in April 1997. The Company also guarantees annual rent and certain other obligations of G & M Company, Inc., of which Mr. MacAloney is a shareholder, under a lease of store premises located in Santa Fe Springs, California. Annual rent under the lease is $82,544, and the lease term expires in October 1997.


EXECUTIVE OFFICER COMPENSATION

    The following table sets forth information respecting the compensation paid during the Company's last three fiscal years to the President and Chief Executive Officer (CEO) and to certain other executive officers of the Company.

                           SUMMARY COMPENSATION TABLE



                                               ANNUAL COMPENSATION
                                --------------------------------------------------
                                                                        OTHER
                                FISCAL                                 ANNUAL           ALL OTHER
NAME AND PRINCIPAL POSITION      YEAR    SALARY($)(1)   BONUS($)   COMPENSATION($)   COMPENSATION($)
- ------------------------------  ------   ------------   --------   ---------------   ---------------
Everett W. Dingwell II (2)       1994      342,500                      1,121            41,745(4)
 Corporate Chairman              1993      311,539                      1,411            39,424
                                 1992      275,000                        213            49,993
Alfred A. Plamann                1994      236,827                        205            31,431(5)
 President & CEO                 1993      164,808                        310            25,419
                                 1992      157,500                        212            22,508
Donald W. Dill                   1994      163,366                        576            38,127(6)
 Senior Vice President           1993      153,346                      1,016            37,392
                                 1992      147,500                        411            40,113
Gerald F. Friedler (3)           1994      209,471                        260            28,927(7)
 Senior Vice President           1993      200,000                        787            37,809
                                 1992      200,000                         35            26,095
Charles J. Pilliter              1994      167,577                        127            20,591(8)
 Senior Vice President           1993      151,924                        188            18,241
                                 1992      142,524                                       16,854
Donald G. Grose                  1994      143,760                        438            31,700(9)
 Senior Vice President           1993      135,116                        955            30,372
                                 1992      129,000                        187            30,956

- ------------------------
(1) It should be noted that while the table presents salary information on a fiscal year basis, salary is paid by the Company on a calendar year basis. Thus, salary information with respect to any given fiscal year reflects salary attributable to portions of two calendar year salary periods of the Company.

(2)  Everett W. Dingwell II held the position of President and CEO from  January
     1990 until January 31, 1994.

(3)  Gerald F. Friedler resigned effective September 4, 1994.

(4)  Consists  of  an $7,217  Company contribution  to the  Company's Employees'
     Sheltered Savings Plan,  a $20,206  Company contribution  to the  Company's
     Employees' Excess Benefit Plan and Supplemental Deferred Compensation Plan, and $14,322 of insurance premiums paid by the Company pursuant to an Executive Salary Protection Plan Life Insurance Agreement with the officer.

(5)  Consists of  a $14,507  Company contribution  to the  Company's  Employees'
     Sheltered  Savings Plan, and a $4,062 Company contribution to the Company's
     Employees' Excess Benefit Plan and Supplemental Deferred Compensation Plan, and $12,862 of insurance premiums paid by the Company pursuant to an Executive Salary Protection Plan Life Insurance Agreement with the officer.

(6)  Consists  of  a $9,810  Company  contribution to  the  Company's Employees'
     Sheltered Savings  Plan, a  $2,700 Company  contribution to  the  Company's
     Employees' Excess Benefit Plan and Supplemental Deferred Compensation Plan, and $25,617 of insurance premiums paid by the Company pursuant to an Executive Salary Protection Plan Life Insurance Agreement with the officer.

(7)  Consists of  a $14,520  Company contribution  to the  Company's  Employees'
     Sheltered  Savings  Plan, a  $2,669 Company  contribution to  the Company's
     Employees' Excess Benefit Plan and Supplemental Deferred Compensation Plan, and $11,738 of insurance premiums paid by the Company pursuant to an Executive Salary Protection Plan Life Insurance Agreement with the officer.

(8)  Consists  of  a $11,531  Company contribution  to the  Company's Employees'
     Sheltered Savings Plan, and $9,060 of insurance premiums paid by the Company pursuant to an Executive Salary Protection Plan Life Insurance
     Agreement with the officer.

(9)  Consists of  a  $7,172 Company  contribution  to the  Company's  Employees'
     Sheltered  Savings  Plan, a  $3,754 Company  contribution to  the Company's
     Employees' Excess Benefit Plan and Supplemental Deferred Compensation Plan,
     $20,774 of insurance premiums paid by the Company pursuant to an  Executive
     Salary Protection Plan Life Insurance Agreement with the officer.

    The Company has a defined benefit pension plan covering its nonunion employees. Remuneration is cash compensation, as reported on the employee's federal income tax withholding statement (Form W-2), plus amounts deferred by the employee under the Company's Employees' Sheltered Savings Plan. The following table sets forth the estimated annual pensions which persons in specified categories would receive if they had retired on September 3, 1994, at the age of 65.

                               PENSION PLAN TABLE

                        AVERAGE ANNUAL                           ANNUAL PENSION AFTER SPECIFIED
                         COMPENSATION                               YEARS OF CREDITED SERVICE
                         DURING THREE                            -------------------------------
                        COMPLETED YEARS                          15 YEARS   25 YEARS   33 YEARS
- ---------------------------------------------------------------  ---------  ---------  ---------
   $100,000....................................................  $  19,926  $  33,210  $  43,838
    125,000....................................................     25,364     42,273     55,800
    150,000....................................................     30,801     51,335     67,763
    175,000....................................................     30,801     51,335     67,763
    200,000....................................................     30,801     51,335     67,763
    225,000....................................................     30,801     51,335     67,763
    250,000....................................................     30,801     51,335     67,763
    275,000....................................................     30,801     51,335     67,763

    Benefits under the plan are equal to credited service times the sum of .95% of earnings up to the covered compensation amount plus 1.45% of earnings in excess of the covered compensation amount. The covered compensation amount is based on IRS tables and the annual amount for someone turning age 65 in 1993 was

$24,312. Lesser amounts are payable if the employee retires before age 65. The maximum annual amount payable is $30,801 at 15 years of credited service, $51,335 at 25 years of credited service and $67,763 at 33 years of credited service. Benefits are not subject to any deduction for Social Security or other offset amounts. As of September 3, 1994, Mr. Dingwell had 26 years of credited service in the pension plan; Mr. Plamann, 5 years; Mr. Dill, 36 years; Mr. Friedler, 12 years; Mr. Pilliter, 18 years; and Mr. Grose, 13 years.

DIRECTOR COMPENSATION

    Each director receives a fee of $300 for each regular board meeting attended, $100 for each committee meeting attended and $100 for attendance at each board meeting of a subsidiary of the Company on which the director serves. In addition, directors are reimbursed for Company related expenses.

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

    All firms with which directors are affiliated, as members of the Company, purchase groceries, related products and store equipment from the Company in the ordinary course of business at prices and on terms available to members generally. As members, firms with which directors are affiliated, may receive benefits for which all members are eligible, including patronage dividends, allowances and retail support services. See, "Item 1. BUSINESS" for a general description of benefits and services available to patrons. One customer accounted for in excess of 5% of the Company's consolidated sales during fiscal 1994. Alpha Beta Company (which is wholly-owned by Food 4 Less Supermarkets, Inc.) together with its affiliated companies, accounted for a combined total of approximately 9.7%. No other director of the Company (nor the firms with which such director is affiliated) accounted for in excess of 5% of the Company's consolidated sales during fiscal 1994.

    In fiscal 1994, Grocers Capital Company ("GCC"), a subsidiary, acquired an additional 25,000 shares of preferred stock of SavMax Foods, Inc. ("SavMax"), of which director Michael A. Webb is the President and a shareholder. The purchase price was $100 per share. At the time, GCC owned 40,000 shares of preferred stock of SavMax which it acquired in fiscal 1992. As part of the new purchase of preferred stock, the annual cumulative dividend on the 65,000 shares of preferred stock owned by GCC was increased from $8.25 per share to $8.50 per share, payable quarterly. Mandatory partial redemption of this stock at a price of $100 per share began in 1994 and will continue annually thereafter for eight years, at which time the stock is to be completely retired. GCC also purchased from Mr. Webb and another member of his immediate family, 10% of the common stock of SavMax for a price of $2.3 million. In connection with this purchase, Mr. Webb, SavMax and GCC agreed that GCC will have certain preemptive rights to acquire additional common shares, rights to have its common shares included proportionately in any transfer of common shares by Mr. Webb, and rights to have its common shares included in certain registered public offerings of common stock which may be made by SavMax. In addition, GCC has certain rights, at its option, to require that SavMax repurchase GCC's shares, and SavMax has certain rights, at its option, to repurchase GCC's shares. In connection with these transactions, SavMax entered into a seven year supply agreement with the Company (to replace an existing supply agreement) whereunder SavMax is required to purchase a substantial portion of its merchandise requirements from the Company. The supply agreement is subject to earlier termination in certain situations.

    The Company guarantees certain obligations of SavMax under three leases of market premises located in Sacramento, San Jose and San Leandro, California. Each of these guaranties relates to the obligation of SavMax to pay base rent, common area maintenance charges, real estate taxes and insurance during the initial 20 year terms of these leases. However, the guaranties are such that the Company's obligation under each of them is limited to an amount equal to sixty monthly payments (which need not be consecutive) of the obligations guaranteed. Base rent is $40,482 per month under the Sacramento lease and $56,756 per month under the San Jose lease, in each case subject to a 7 1/2% increase at the end of each five years. Base rent is $42,454 per month under the San Leandro lease, subject to a 10% increase at the end of each five years. In consideration of these guaranties, the Company receives a monthly fee from SavMax equal to 5% of the base monthly rent under these leases.

    During fiscal year 1993, the Company leased certain market premises located in Sacramento, California, and in turn subleased the premises to SavMax. The sublease to SavMax provides for a term of twenty years, without options to extend, although SavMax has the option to acquire the Company's interest under its lease on the condition that the Company is released from all further liability thereunder. The premises consist of approximately 50,000 square feet and annual base rent under the sublease is at the following per square foot rates: $8.00 during years 1 and 2; $8.40 during years 3 through 5; $8.82 during years 6 through 10; $9.26 during years 11 through 15; and, $9.72 during years 16 through 20. In addition, the Company receives monthly an additional amount equal to 5% of the base monthly rent.

    The Company guarantees certain obligations of SavMax under two leases of market premises located in Ceres and Vacaville, California. The leases have initial terms expiring in January 2005 and April 2007, respectively. Base monthly rent under the Ceres lease is presently $29,970, increasing to $32,175 and $34,425 in January of 1995 and 2000, respectively. Base monthly rent under the Vacaville lease is presently $29,167, increasing by $25,000 per year in April of 1997 and 2002. In consideration of these guaranties, the Company will receive a monthly fee from SavMax equal to 5% of the base monthly rent under these leases.

    In September 1992, the Company guaranteed the obligations of Mar-Val Food Stores, Inc., of which director Mark Kidd is the President and a shareholder, under a lease of market premises located in Valley Springs, California. The guarantee is of the obligations of Mar-Val Food Stores, Inc. to pay base rent, common area costs, real estate taxes and insurance during the initial fifteen year term of the lease. Base rent under the lease is $10,080 per month. The Company's total obligation under the guarantee, however, is limited to the sum of $736,800. In consideration of its guarantee, the Company receives a monthly fee from Mar-Val Food Store, Inc. equal to 5% of the base monthly rent under the lease.


    The Company guarantees annual rent and certain other obligations of Stump's Market, Inc., of which director James R. Stump is the President and a shareholder, as leasee under a lease of store premises located in San Diego, California. Annual rent under the lease is $26,325, and the lease term expires in May 1998. The Company also guarantees annual rent and certain other obligations of Stump's Market, Inc. as lessee under a lease of store premises at a second location in San Diego, California. Annual rent under this lease is $16,350, and the lease term expires in April 1995.


    The Company leases its produce warehouse to Joe Notrica, Inc., of which director Morrie Notrica is the President and a shareholder. The lease is for a term of five years expiring in November 1998 and contains an option to extend for an additional five year period. Monthly rent during the initial term is $24,000. If the option to extend is exercised, rent during the option period will be the lesser of fair rental value or the monthly rent during the initial term as adjusted to reflect the change in the Customer Price Index during the initial term.


    Cala Co. (a patron affiliated with Alpha Beta Company) acquired the stock of Bell Markets, Inc. in June 1989. The Company guaranteed the payment by Cala Co. of certain promissory notes in favor of the selling shareholders. The promissory notes mature in June 1996 and total $8 million; however, the Company's guaranty obligation is limited to $4 million. In addition, and in connection with the acquisition, the Company guaranteed the lease obligations of Bell Markets, Inc. during a 20-year period under a lease relating to two retail grocery stores located in San Francisco, California. Annual rent under the lease is $327,019. In the event the Company's guaranty is ever called upon, the Company has the right to receive an assignment of the lease relating to the locations. Concurrently with the foregoing transactions, Bell Markets, Inc. entered into a 5-year agreement to purchase a substantial portion of its merchandise requirements from the Company.


    In fiscal 1994, GCC guaranteed a portion of a loan made by National Consumer Cooperative Bank ("NCCB") to K.V. Mart Co., of which director Darioush Khaledi is the President and a shareholder, and KV Property Company, of which director Darioush Khaledi is a general partner. The term of the loan is eight years and the loan bears interest at a floating rate based on the commercial loan base rate of NCCB. The loan is collateralized by certain real and personal property. The guarantee by GCC is limited to $210,000 of the principal amount of the loan. In consideration of its guarantee, GCC will receive an annual fee from K.V. Mart Co. equal to 5% of the guarantee amount.

    Grocers General Merchandise Company ("GM"), a subsidiary, and Food 4 Less GM, Inc. ("F4LGM"), an indirect subsidiary of Food 4 Less Supermarkets, Inc., are parties to a joint venture agreement. Under the agreement, GM and F4LGM are partners in a joint venture partnership known as Golden Alliance Distribution. The partnership was formed for the purpose of providing for the shared use of the Company's general merchandise warehouse located in Fresno, California, and each of the partners has entered into a supply agreement with Golden Alliance Distribution providing for the purchase of general merchandise products from Golden Alliance Distribution.

                                   SIGNATURES

    Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                          CERTIFIED GROCERS OF CALIFORNIA, LTD.
                                          By      /s/  ALFRED A. PLAMANN

                                            ------------------------------------
                                                     Alfred A. Plamann
                                                       President and
                                                  Chief Executive Officer

                                          By        /s/  DANIEL T. BANE

                                            ------------------------------------
                                                       Daniel T. Bane
                                                   Senior Vice President,
                                                  Chief Financial Officer
                                                and Chief Accounting Officer

Date: February 15, 1995