Form 10-Q
period 1995-03-04
CERTIFIED GROCERS OF CALIFORNIA LTD
filed 1995-04-18
CIK 320431

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                                      10-Q
(Mark One)
[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended               March 4, 1995
                              --------------------------------------------------
                                       OR
[   ]     TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES
          EXCHANGE ACT OF 1934
For the transition period from                            to
                              ----------------------------  --------------------


Commission file number 0-10815
                       ---------------------------------------------------------

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
                   PROCEEDINGS DURING THE PRECEDING FIVE YEARS

     Indicate by check mark whether the registrant has filed all documents and reports required to be filed by Sections 12, 13 or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan
confirmed by a court.                                                Yes   No
                                                                        ---  ---

                      APPLICABLE ONLY TO CORPORATE ISSUERS

     Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

     Class A Shares                 49,300        Shares as of March 4, 1995
     Class B Shares                368,872        Shares as of March 4, 1995
     Class C Shares                     17        Shares as of March 4, 1995

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

             CERTIFIED GROCERS OF CALIFORNIA, LTD. AND SUBSIDIARIES
                CONSOLIDATED CONDENSED BALANCE SHEETS (UNAUDITED)
                               (Thousands omitted)

                                                           March 4,             September 3,
                                                            1995                   1994
                                                     --------------------      -------------
ASSETS
Current:
  Cash and cash equivalents                                        $9,842            $7,702
  Accounts and notes receivable                                   103,916            96,545
  Inventories                                                     143,944           146,869
  Prepaid expenses                                                  5,948             3,810
                                                                ---------         ---------
     Total current assets                                         263,650           254,926

Properties, at cost                                               147,254           158,324
  Less, accumulated depreciation                                  (73,303)          (71,641)
                                                                ---------         ---------
                                                                   73,951            86,683

Investments                                                        21,712            20,274
Notes receivable                                                   25,848            23,335
Other assets                                                       14,310            15,878
                                                                ---------         ---------
     TOTAL ASSETS                                                $399,471          $401,096
                                                                ---------         ---------
                                                                ---------         ---------

LIABILITIES AND SHAREHOLDERS' EQUITY

Current:
  Accounts payable                                                $84,131           $82,137
  Accrued liabilities                                              67,019            61,428
  Notes payable                                                     3,033             2,978
  Patrons' excess deposits and estimated patronage dividends       12,950            11,541
                                                                ---------         ---------
     Total current liabilities                                    167,133           158,084

Notes payable, due after one year                                 140,643           149,673
Commitments and contingencies
Patrons' required deposits                                         18,715            17,589
Subordinated patronage dividend certificates                        4,444             4,444
Shareholders' equity:
  Class A Shares                                                    4,971             4,704
  Class B Shares                                                   53,629            56,593
  Retained earnings                                                10,206            10,313
  Net unrealized loss on investments                                 (270)             (304)
                                                                ---------         ---------
            Total shareholders' equity                             68,536            71,306
                                                                ---------         ---------
     TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY                  $399,471          $401,096
                                                                ---------         ---------
                                                                ---------         ---------



        The accompanying notes are an integral part of these statements.

             CERTIFIED GROCERS OF CALIFORNIA, LTD. AND SUBSIDIARIES
            CONSOLIDATED CONDENSED STATEMENTS OF EARNINGS (UNAUDITED)
                               (Thousands omitted)

                                                13 Weeks Ended                26 Weeks Ended
                                            ------------------------     --------------------------

                                             March 4,    February 26,      March 4,    February 26,
                                               1995        1994              1995        1994
                                            ---------   --------------   ----------   ------------
Net sales                                    $426,280         $461,143     $887,187      $934,867
                                            ---------   --------------   ----------   -----------

Costs and expenses:
  Cost of sales                               390,505          419,085      810,806       850,608
  Distribution, selling and administrative     29,874           35,059       64,479        69,456
                                            ---------   --------------   ----------   -----------
Operating income                                5,901            6,999       11,902        14,803

Interest expense                               (3,862)          (3,720)      (7,575)       (7,509)
Other income, net                                 671                           671
                                            ---------   --------------   ----------   -----------

Earnings before estimated patronage
  dividends, provision for income taxes and
  cumulative effect of accounting change        2,710            3,279        4,998         7,294
Estimated patronage dividends                  (2,234)          (3,070)      (4,454)       (6,975)
                                            ---------   --------------   ----------   -----------

Earnings before income tax provision and
  cumulative effect of accounting change          476              209          544           319
Provision  for income taxes                       186               91          215           102
                                            ---------   --------------   ----------   -----------

Earnings before cumulative effect of
  accounting change                               290              118          329           217
                                            ---------   --------------   ----------   -----------

Cumulative effect of accounting change                                                      2,500
                                            ---------   --------------   ----------   -----------

Net earnings                                     $290             $118         $329        $2,717
                                            ---------   --------------   ----------   -----------
                                            ---------   --------------   ----------   -----------



        The accompanying notes are an integral part of these statements.

             CERTIFIED GROCERS OF CALIFORNIA, LTD. AND SUBSIDIARIES
           CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS (UNAUDITED)
       FOR THE TWENTY-SIX WEEKS ENDED MARCH 4, 1995 AND FEBRUARY 26, 1994
                               (Thousands omitted)

                                                           March 4,          February 26,
                                                            1995               1994
                                                          ---------         ------------
Cash flows from operating activities:
Net earnings                                                  $329               $2,717
                                                          ---------         ------------
  Adjustments to reconcile net earnings to net
      cash provided by operating activities:
    Cumulative effect of accounting change                                       (2,500)
    Depreciation and amortization                            5,068                5,366
    Gain on disposal of properties                             (60)                (180)
    Accrued postretirement benefit costs                     1,492                1,156
    Accrued postemployment benefit costs                       746
    Decrease (increase) in assets:
      Accounts and notes receivable                         (7,371)              (9,353)
      Inventories                                            2,925              (11,986)
      Prepaid expenses                                      (2,138)              (2,186)
      Notes receivable                                      (2,513)               3,714
    Increase (decrease) in liabilities:
      Accounts payable                                       1,994                7,490
      Accrued liabilities                                    3,353                5,323
      Patrons' excess deposits and estimated
        patronage dividends                                  1,409                1,296
                                                          ---------         ------------
  Total adjustments                                          4,905               (1,860)
                                                          ---------         ------------
Net cash provided by operating activities                    5,234                  857
                                                          ---------         ------------

Cash flows from investing activities:
  Purchase of properties                                    (5,355)              (3,573)
  Proceeds from sales of properties                         13,183                  518
  Decrease in other assets                                   1,464                  171
  Investment in long-term bonds, net                        (1,262)                (849)
  Investment in preferred stocks, net                         (100)              (2,500)
  Investment in common stocks, net                             (42)              (2,320)
                                                          ---------         ------------
Net cash provided (utilized) by investing activities         7,888               (8,553)
                                                          ---------         ------------

Cash flows from financing activities:
  Additions to long-term notes payable                                           12,978
  Reduction of long-term notes payable                      (7,856)              (1,500)
  Reduction of short-term notes payable                     (1,119)              (1,101)
  Increase in members' required deposits                     1,126                  701
  Decrease in subordinated patronage dividend certificates                           (4)
  Repurchase of shares from members                         (3,703)              (3,780)
  Issuance of shares to members                                570                  376
                                                          ---------         ------------
Net cash (utilized) provided by financing activities       (10,982)               7,670
                                                          ---------         ------------

Net increase (decrease) in cash and cash equivalents         2,140                  (26)
Cash and cash equivalents at beginning of year               7,702               11,411
                                                          ---------         ------------
Cash and cash equivalents at end of period                  $9,842              $11,385
                                                          ---------         ------------
                                                          ---------         ------------

Supplemental disclosure of cash flow information:
Cash paid during the period for:
  Interest                                                  $7,518               $7,521
  Income taxes                                               1,958                   23
                                                          ---------         ------------
                                                            $9,476               $7,544
                                                          ---------         ------------
                                                          ---------         ------------

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

     3. The Company adopted Statement of Financial Accounting Standards No. 112, "Employers' Accounting for Postemployment Benefits" ("SFAS No. 112"), in the first quarter of fiscal 1995. The new accounting standard requires an accrual rather than a pay-as-you-go basis of recognizing expenses for postemployment benefits provided by an employer to former or inactive employees after termination of employment but before retirement. The effect on the Company's 1995 Consolidated Condensed Statement of Earnings for the twenty-six weeks ended March 4, 1995 was $746,000. This amount is included in the Company's 1995 Consolidated Condensed Statement of Cash Flows as a non-cash expense. Management estimates the effect on its results of operations in fiscal 1995 will approximate $1.5 million.

     4. The Company reclassified $1,174,000 from long-term to short-term debt (a noncash financing activity) for the twenty-six weeks ended March 4, 1995, in its Consolidated Condensed Statements of Cash Flows.

     5. In second quarter 1995, the Company sold a majority investment of Major Market Inc. ("MMI"). MMI was previously consolidated in the Company's financial statements. The Company now has a minority interest in MMI and accounts for the investment using the cost method. In the Company's Consolidated Condensed Statements of Cash Flows for the twenty-six weeks ended March 4, 1995, a $2.5 million noncash investing activity is reflected for the issuance of a note receivable related to the sale of the investment.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

LIQUIDITY AND CAPITAL RESOURCES

     The Company relies primarily upon cash flow from operations, patron deposits, Patronage Certificates, shareholdings and borrowings under the Company's credit lines, to finance operations. Net cash provided by operating activities totalled $5.2 million for the first twenty-six weeks of fiscal 1995 (the "1995 period"), as compared to $0.9 million for the first twenty-six weeks of fiscal 1994 (the "1994 period"). Net cash provided for the 1995 period and the 1994 period is due primarily to increased accounts and notes receivable in the cooperative and insurance operations. This reflects seasonal member volume increases in the cooperative as well as increased premium receivables in the insurance operations due to annual workers' compensation and general liability policy renewals. In addition to the items indicated above, the Company's cost and expense reductions, revised marketing programs, and the dividend retention program provide adequate operating cash flow to conduct the Company's business operations. At March 4, 1995, working capital was $96.5 million, as compared to $96.8 million at September 3, 1994, and the Company's current ratio was 1.6 to 1 at the end of the 1995 period and at fiscal 1994 year end. Working capital varies throughout the year primarily as a result of seasonal inventory requirements.

     Capital expenditures totalled $5.4 million in the first twenty-six weeks of fiscal 1995. The 1995 expenditures include purchases of warehouse, maintenance, and computer equipment.

     On December 6, 1994, the Company completed a sale leaseback transaction with Trinet Corporate Realty Trust, Inc. ("Trinet"), an unaffiliated third party, wherein it sold approximately 5.5 acres of real property in the City of Commerce together with all buildings, structures and improvements located on such real property, including an office building containing approximately 100,000 square feet and a cafeteria building containing approximately 8,000 square feet. The total sales price for the property was $11.5 million. Concurrent with the sale of the real property, the Company and Trinet entered into a twenty year lease of the property, with two ten year extension options. The monthly rental is approximately $108,000 and is subject to CPI adjustment commencing on the first day of the sixth, eleventh and sixteenth years. However, such CPI adjustments shall not exceed four percent per annum on a cumulative basis during each five year period. The $1.2 million gain realized on the sale has been deferred and is being amortized in proportion to rental payments over the period of the lease term.

     In fiscal year 1993, Grocers Capital Company ("GCC") acquired an 81% investment in Major Market Inc. ("MMI") for $1.6 million. The investment was previously consolidated in the Company's financial statements. In second quarter 1995, GCC sold its preferred stock and 282,600 shares of common stock to
MMI.   GCC received proceeds of $120,000 and a note receivable for approximately
$2.6 million. GCC now has a minority interest in MMI and accounts for the investment using the cost method. GCC recorded a pretax gain of $511,000 on the sale of its investment.

     The Company has agreements with certain banks that provide for committed lines of credit. These credit lines are available for general working capital, acquisitions, and maturing long-term debt. At the end of the second quarter of fiscal 1995, the Company had $160 million in committed lines of credit, of which $90.5 million was not utilized. A $135 million committed line of credit with a maturity date of March 17, 1997, is collateralized by accounts receivable, inventory, and certain other assets of Certified Grocers of California, Ltd., and two of its principal subsidiaries, excluding equipment, real property and the assets of GCC. The agreement provides for Eurodollar basis or prime basis borrowings at the Company's option. As of March 4, 1995, the Company's outstanding borrowings, including obligations under capital leases of approximately $7.5 million, amounted to $143.7 million, of which $140.6 million was classified as noncurrent.

     Certified distributes at least 20% of the patronage dividends in cash and distributes Class B Shares as a portion of the patronage dividends distributed to its member-patrons. In addition, under a patronage dividend retention program authorized by Certified's Board of Directors, Certified retains a portion of the patronage dividends to be distributed for a fiscal year and issues Patronage Certificates evidencing its indebtedness respecting the retained amounts. The program provides for the issuance of Patronage Certificates to patrons on an annual basis in a portion and at an interest rate to be determined annually by the Board of Directors. However, as to any particular patron, if the amount of the retention is less than $500, then no retention occurs and a Patronage Certificate is not issued. Patronage Certificates for each year are unsecured general obligations of Certified, are subordinated to certain other indebtedness of Certified, and are nontransferable without the consent of Certified. The Patronage Certificates are subject to redemption, at any time in whole and from time to time in part, without premium, at the option of Certified, and are subject to being set off, at the option of Certified, against all or any portion of the amounts owing to the Company by the holder. Subject to the payment of at least 20% of the patronage dividend in cash, the portion of the patronage dividend retained is deducted from each patron's patronage dividend prior to the issuance of Class B Shares as a portion of such dividend.

     For fiscal year 1993, the portion of the patronage dividend retained and evidenced by the issuance of Patronage Certificates was 20% of the fourth quarter dividend for dairy products and 40% of the fiscal year's dividend for non-dairy products. Patronage Certificates issued for fiscal year 1993 have a seven year term, maturing on December 15, 2000, and carry a 7% annual interest rate, payable in cash. The retention for 1994 was 20% of the quarterly dairy patronage dividends and 40% of the fiscal year's dividend for non-dairy products, and the Patronage Certificates have a maturity date of December 15, 2001, and carry an 8% annual interest rate, payable in cash. The Company expects to continue to distribute patronage dividends in the future, although there can be no assurance of the amounts of such dividends.

     Patrons are generally required to maintain subordinated deposits with the Company and member-patrons purchase shares of stock of the Company. Upon termination of patron status, the withdrawing patron will be entitled to recover deposits in excess of its obligations to the Company if permitted by the applicable subordination provisions, and a member-patron also will be entitled to have its shares redeemed, subject to applicable legal requirements, Company policies and credit agreement limitations. The Company's current redemption policy limits the Class B Shares that the Company is obligated to redeem in any year to 5% of the number of Class B Shares deemed outstanding at the end of the preceding fiscal year. In fiscal 1995, this limitation restricted the Company's redemption of shares to 19,414 shares for $3,165,064, and as of March 4, 1995, that number of shares has been redeemed. Due to the loss of a number of significant member-patrons in past fiscal years, the number of shares tendered for redemption at April 18, 1995, totalled 73,729 (or approximately $12 million using fiscal 1994 year end book values), which exceeds the amount that can be redeemed in fiscal 1995. Consequently, the Company will be required to make redemptions in fiscal 1996, 1997, and 1998, with such redemptions approximating $9.2 million to $9.5 million based on 1994 year end book values and estimated share issuances for those years. Shares are redeemed at their book value as of the end of the year preceding redemption. Cash flow to fund redemption of shares is provided from operations, patron deposits, Patronage Certificates, current shareholdings and borrowings under the Company's credit lines.

RESULTS OF OPERATIONS
     The following table sets forth selected financial data of the Company expressed as a percentage of sales for the periods indicated below:

                                                               For the Twenty-six Weeks
                                                               ------------------------
                                                                         Ended
                                                                         -----

                                                              March 4,        February 26,
                                                              --------        ------------
                                                                1995              1994
                                                                ----              ----
   Net sales                                                      100%           100%
   Cost of sales                                                  91.4           91.0
   Distribution, selling and administrative                        7.3            7.4
   Operating income                                                1.3            1.6
   Interest expense                                                0.9            0.8
   Other income                                                    0.1
   Estimated patronage dividends                                   0.5            0.8
   Earnings after dividend and before income taxes                 0.0            0.0
   Cumulative effect of accounting change                                         0.3
   Net earnings                                                    0.0            0.3

NET SALES
     Net sales decreased 5.1% to $887.2 million in the 1995 period as compared to the 1994 period. This decrease was due to the effects of the loss of certain customers and member-patrons. In addition, certain other large member-patrons either acquired or expanded their own warehousing and distribution operations. However, the decrease in sales as a result of these occurrences was partially offset by improved sales growth in the Northern and Southern California grocery divisions. The Company is attempting to increase sales volume by adding new customers and expanding the volume of sales to existing customers.

COST OF SALES
     Cost of sales was $810.8 million in the 1995 period as compared to $850.6 million in the 1994 period. Delivery fees, which are included in sales, have been reduced over the prior period by $1.3 million which accounts for a portion of the reduction. Product sold directly to the customer from the manufacturer has increased from $8.5 million in the 1994 period to $11.3 million in the 1995 period. Direct sales from the manufacturer have a much lower mark-up which tends to increase the percentage of cost of sales to sales. In addition, the decrease in cost of sales was also due to the result of lower sales volume as discussed above.


DISTRIBUTION, SELLING AND ADMINISTRATIVE
     Distribution, selling and administrative expenses were $64.5 million or 7.3% of net sales in the 1995 period, compared to $69.5 million or 7.4% of net sales in the 1994 period. The expenses as a percentage of sales have remained consistent with the comparable prior twenty-six week period.

OPERATING INCOME
     Operating income totalled $11.9 million for the 1995 period, compared to $14.8 million for the 1994 period. The decrease in operating income was primarily the result of lower sales volume as discussed above.

OTHER INCOME, NET
     In fiscal year 1993, GCC acquired an 81% investment in MMI for $1.6 million. The investment was previously consolidated in the Company's financial statements. In second quarter 1995, GCC sold its preferred stock and 282,600
shares of common stock to MMI.   GCC received proceeds of $120,000 and a note
receivable for approximately $2.6 million. GCC now has a minority interest in MMI and accounts for the investment using the cost method. GCC recorded a pretax gain of $511,000 on the sale of its investment and $162,000 in earnings from MMI.

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

NET EARNINGS
     Net earnings for the 1995 period were $329,000 compared to net earnings of $2.7 million for the 1994 period. The adoption of SFAS No. 112 had a $746,000 impact on net earnings in the 1995 period; however, the decrease in net earnings was primarily due to the cumulative effect of adopting SFAS No. 109 in the 1994 period. In addition, Grocers Specialty Company experienced lower earnings compared to the 1994 period due to the loss of a significant customer. Other subsidiaries had improved earnings in the 1995 period.

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


                      CERTIFIED GROCERS OF CALIFORNIA, LTD.
                      -------------------------------------
                                  (Registrant)



Dated:     April 18, 1995  By   /s/  ALFRED A. PLAMANN
                             -------------------------------
                                     Alfred A. Plamann
                                       President and
                                   Chief Executive Officer



                            By   /s/   DANIEL T. BANE
                              ------------------------------
                                       Daniel T. Bane
                                    Senior Vice President,
                                    Chief Financial Officer
                                 and Chief Accounting Officer