Form 10-Q
period 1995-06-03
CERTIFIED GROCERS OF CALIFORNIA LTD
filed 1995-07-24
CIK 320431

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                                      10-Q
(Mark One)
[ X ] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934.

For the quarterly period ended     June 3, 1995
                               ------------------------------------------------
                                       OR
[   ]     TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES
          EXCHANGE ACT OF 1934.

For the transition period from                    to
                               ------------------     -------------------------

Commission file number   0-10815
- --------------------------------------------------------------------------------

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

                                 (213) 726-2601
- --------------------------------------------------------------------------------
               Registrant's telephone number, including area code

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

Indicate by check mark whether the registrant has filed all documents and reports required to be filed by Sections 12, 13, or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan
confirmed by a court.                                             Yes     No

                                                                      ---    ---

                      APPLICABLE ONLY TO CORPORATE ISSUERS

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

     Class A Shares       49,500   Shares as of June 3, 1995
     Class B Shares      368,872   Shares as of June 3, 1995
     Class C Shares           15   Shares as of June 3, 1995

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

             CERTIFIED GROCERS OF CALIFORNIA, LTD. AND SUBSIDIARIES
                CONSOLIDATED CONDENSED BALANCE SHEETS (UNAUDITED)
                               (Thousands omitted)


                                                     June 3,        September 3,
                                                      1995              1994
                                                 --------------    --------------
ASSETS

Current:
    Cash and cash equivalents                       $  8,352           $  7,702
    Accounts and notes receivable                    101,822             96,545
    Inventories                                      140,005            146,869
    Prepaid expenses                                   4,892              3,810
                                                    --------           --------
           Total current assets                      255,071            254,926

Properties, at cost                                  149,046            158,324
    Less, accumulated depreciation                   (75,499)           (71,641)
                                                    --------           --------
                                                      73,547             86,683

Investments                                           22,592             20,274
Notes receivable                                      25,071             23,335
Other assets                                          14,545             15,878
                                                    --------           --------
           TOTAL ASSETS                             $390,826           $401,096
                                                    --------           --------
                                                    --------           --------

LIABILITIES AND SHAREHOLDERS' EQUITY

Current:
    Accounts payable                                $ 81,109           $ 82,137
    Accrued liabilities                               61,821             61,428
    Notes payable                                      3,065              2,978
    Patrons' excess deposits and estimated
      patronage dividends                             12,397             11,541
                                                    --------           --------
               Total current liabilities             158,392            158,084

Notes payable, due after one year                    140,045            149,673
Commitments and contingencies
Patrons' required deposits                            19,178             17,589
Subordinated patronage dividend certificates           4,444              4,444
Shareholders' equity:
    Class A Shares                                     5,056              4,704
    Class B Shares                                    53,629             56,593
    Retained earnings                                 10,349             10,313
    Net unrealized loss on investments                  (267)              (304)
                                                    --------           --------
               Total shareholders' equity             68,767             71,306
                                                    --------           --------
    TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY      $390,826           $401,096
                                                    --------           --------
                                                    --------           --------


The accompanying notes are an integral part of these statements.

             CERTIFIED GROCERS OF CALIFORNIA, LTD. AND SUBSIDIARIES
            CONSOLIDATED CONDENSED STATEMENTS OF EARNINGS (UNAUDITED)
                               (Thousands omitted)


                                                   13 Weeks Ended                39 Weeks Ended
                                              -------------------------    --------------------------
                                                June 3,       May 28,        June 3,         May 28,
                                                 1995           1994          1995            1994
                                              -----------   -----------    ----------     -----------
Net sales                                      $453,931       $454,742     $1,341,118     $1,389,609
                                               --------       --------     ----------     ----------
Costs and expenses:
   Cost of sales                                413,448        416,298      1,224,254      1,266,906
   Distribution, selling and administrative      33,823         33,063         98,302        102,519
                                               --------       --------     ----------     ----------
Operating income                                  6,660          5,381         18,562         20,184

Interest expense                                 (3,846)        (3,824)       (11,421)       (11,333)
Other income (expense), net                        (162)        (1,500)           509         (1,500)
                                               --------       --------     ----------     ----------

Earnings before estimated patronage dividends,
   provision (benefit) for income taxes and
   cumulative effect of accounting change         2,652             57          7,650          7,351
Estimated patronage dividends                    (2,023)        (2,689)        (6,477)        (9,664)
                                               --------       --------     ----------     ----------

Earnings (loss) before income tax
   provision (benefit) and cumulative
   effect of accounting change                      629         (2,632)         1,173         (2,313)
Provision (benefit) for income taxes                434          ( 999)           649           (897)
                                               --------       --------     ----------     ----------

Earnings (loss) before cumulative effect
   of accounting change                             195         (1,633)           524         (1,416)
                                               --------       --------     ----------     ----------

Cumulative effect of accounting change                                                         2,500
                                               --------       --------     ----------     ----------

Net earnings (loss)                            $    195        ($1,633)    $      524     $    1,084
                                               --------       --------     ----------     ----------
                                               --------       --------     ----------     ----------


        The accompanying notes are an integral part of these statements.

             CERTIFIED GROCERS OF CALIFORNIA, LTD. AND SUBSIDIARIES
           CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS (UNAUDITED)
          FOR THE THIRTY-NINE WEEKS ENDED JUNE 3, 1995 AND MAY 28, 1994
                               (Thousands omitted)


                                                                June 3,        May 28,
                                                                 1995           1994
                                                              ---------      ---------
Cash flows from operating activities:
Net earnings                                                  $    524       $  1,084
                                                              --------       --------
   Adjustments to reconcile net earnings to net
      cash provided by operating activities:
     Gain on sale of investment in affiliate                      (511)
     Cumulative effect of accounting change                                    (2,500)
     Depreciation and amortization                               7,588          7,996
     Loss (gain) on disposal of properties                         237           (265)
     Accrued postretirement benefit costs                        2,239          1,737
     Accrued postemployment benefit costs                        1,119
     Accrued environmental liabilities                             110
     Facility relocation                                                          845
     Decrease (increase) in assets:
        Accounts and notes receivable                           (5,330)       (10,881)
        Inventories                                              5,451         (5,728)
        Prepaid expenses                                        (1,144)          (504)
        Notes receivable                                           844          4,086
     Increase (decrease) in liabilities:
        Accounts payable                                          (225)         2,329
        Accrued liabilities                                     (1,687)         4,291
        Patrons' excess deposits and estimated
           patronage dividends                                     856          1,016
                                                              --------       --------
     Total adjustments                                           9,547          2,422
                                                              --------       --------
Net cash provided by operating activities                       10,071          3,506
                                                              --------       --------

Cash flows from investing activities:
   Purchase of properties                                       (7,485)        (5,385)
   Proceeds from sales of properties                            11,363          1,034
   Increase in other assets                                       (729)          (735)
   Investment in long-term bonds, net                           (1,882)        (2,432)
   Investment in preferred stocks, net                            (177)        (2,500)
   Investment in common stocks, net                               (180)        (2,320)
   Sale of investment in affiliate, net of cash disposed *        (479)
                                                              --------       --------
Net cash provided (utilized) by investing activities               431        (12,338)
                                                              --------       --------

Cash flows from financing activities:
   Additions to long-term notes payable                                        10,978
   Reduction of long-term notes payable                         (6,973)        (2,000)
   Reduction of short-term notes payable                        (1,368)        (1,668)
   Increase in members' required deposits                        1,589          2,620
   Decrease in subordinated patronage dividend certificates                        (5)
   Repurchase of shares from members                            (3,899)        (3,992)
   Issuance of shares to members                                   799            638
                                                              --------       --------
Net cash (utilized) provided by financing activities            (9,852)         6,571
                                                              --------       --------

Net increase (decrease) in cash and cash equivalents               650         (2,261)
Cash and cash equivalents at beginning of year                   7,702         11,411
                                                              --------       --------
Cash and cash equivalents at end of period                    $  8,352       $  9,150
                                                              --------       --------
                                                              --------       --------


        The accompanying notes are an integral part of these statements.

             CERTIFIED GROCERS OF CALIFORNIA, LTD. AND SUBSIDIARIES
           CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS (UNAUDITED)
          FOR THE THIRTY-NINE WEEKS ENDED JUNE 3, 1995 AND MAY 28, 1994
                               (Thousands omitted)



Supplemental disclosure of cash flow information:
Cash paid during the period for:
   Interest                                                    $12,321        $12,343
   Income taxes                                                  1,958             70
                                                              --------       --------
                                                               $14,279        $12,413
                                                              --------       --------
                                                              --------       --------



* Sale of investment in affiliate, net of cash disposed:
  Working capital, other than cash                               ($980)
  Property, plant and equipment                                  1,596
  Note receivable                                               (2,580)
  Other assets                                                   1,857
  Proceeds in excess of net assets of affiliate sold, net          511
  Long-term debt                                                  (883)
                                                              --------
             Net cash effect from sale of investment
               in affiliate                                      ($479)
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

3. The Company adopted Statement of Financial Accounting Standards No. 112, "Employers' Accounting for Postemployment Benefits" ("SFAS No. 112"), in the first quarter of fiscal year 1995. The new accounting standard requires an accrual rather than a pay-as-you-go basis of recognizing expenses for postemployment benefits provided by an employer to former or inactive employees after termination of employment but before retirement. The effect on the Company's 1995 Consolidated Condensed Statement of Earnings for the thirty-nine weeks ended June 3, 1995 was $1,119,000. This amount is reflected in the Company's 1995 Consolidated Condensed Statement of Cash Flows as a non-cash expense. Management estimates the effect on its results of operations in fiscal 1995 will approximate $1.5 million.

4. The Company reclassified $1,772,000 from long-term to short-term debt (a noncash financing activity) for the thirty-nine weeks ended June 3, 1995, in its Consolidated Condensed Statements of Cash Flows.

5. In second quarter 1995, the Company sold a majority investment of Major Market Inc. ("MMI"). MMI was previously consolidated in the Company's financial statements. The Company now has a minority interest in MMI and accounts for the investment using the cost method. The net cash effect of this transaction is disclosed in the Company's Consolidated Condensed Statements of Cash Flows for the thirty-nine weeks ended June 3, 1995.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

LIQUIDITY AND CAPITAL RESOURCES

     The Company relies primarily upon cash flow from operations, patron deposits, Patronage Certificates, shareholdings, and borrowings under the Company's credit lines, to finance operations. Net cash provided by operating activities totaled $10.1 million for the first thirty-nine weeks of fiscal 1995 (the "1995 period"), as compared to $3.5 million for the first thirty-nine weeks of fiscal 1994 (the "1994 period"). Net cash provided for the 1995 period increased $6.6 million as compared to the 1994 period. This increase was due primarily to increased cash provided by the change in inventories ($11.2 million) and accounts and notes receivable ($5.6 million), offset by increased cash utilized by the change in accrued liabilities ($6.0 million), accounts payable ($2.6 million), and other net operating activities ($1.6 million) for the 1995 period as compared to the 1994 period. The improvement in inventories is due primarily to reduced inventory in two of the Company's subsidiaries, Grocers Specialty Company ("GSC") and Grocers General Merchandise Company ("GGMC"), while the improvement in accounts and notes receivable is due to improved collections and reduced receivables in the cooperative, GGMC, finance and insurance companies. The reduction in GSC's inventory reflects its relocation and consolidation of inventory into the corporate warehousing facilities, while GGMC's reduction occurred due to reduced volume. The increased cash utilization for accrued liabilities and accounts payable occurred in response to the increased cash provided by the changes in inventories and accounts and notes receivable. In addition to the items indicated above, the Company's cost and expense reductions, revised marketing programs, and the dividend retention program provide adequate operating cash flow to conduct the company's business operations. At June 3, 1995, working capital was $96.7 million, as compared to $96.8 million at September 3, 1994, and the Company's current ratio was 1.6 to 1 at the end of the 1995 period and at fiscal 1994 year end. Working capital varies primarily as a result of seasonal inventory requirements.

     Capital expenditures totaled $7.5 million in the first thirty-nine weeks of fiscal 1995. The 1995 expenditures include purchases of warehouse, maintenance, and computer equipment.

     On December 6, 1994, the Company completed a sale leaseback transaction with Trinet Corporate Realty Trust, Inc.("Trinet"), an unaffiliated third party, wherein it sold approximately 5.5 acres of real property in the City of Commerce together with all buildings, structures and improvements located on such real property, including an office building containing approximately 100,000 square feet and a cafeteria building containing approximately 8,000 square feet. The total sales price for the property was $11.5 million. Concurrent with the sale of the real property, the Company and Trinet entered into a twenty year lease of the property, with two ten year extension options. The monthly rental is approximately $108,000 and is subject to CPI adjustment commencing on the first day of the sixth, eleventh and sixteenth years. However, such CPI adjustments shall not exceed four percent per annum on a cumulative basis during each five year period. The $1.2 million gain realized on the sale has been deferred and is being amortized in proportion to rental payments over the period of the lease term.

     In fiscal year 1993, Grocers Capital Company ("GCC") acquired an 81% investment in Major Market Inc. ("MMI") for $1.6 million. The investment was previously consolidated in the Company's financial statements. In second quarter 1995, GCC sold its preferred stock and 282,600 shares of common stock to MMI. GCC received proceeds of $120,000 and a note receivable for approximately $2.6 million. GCC now has a minority interest in MMI and accounts for the investment using the cost method. GCC recorded a pretax gain of $511,000 on the sale of its investment. The net cash effect of this transaction is disclosed in the Company's Consolidated Condensed Statements of Cash Flows for the thirty-nine weeks ended June 3, 1995.

     The Company has agreements with certain banks that provide for committed lines of credit. These credit lines are available for general working capital, acquisitions, and maturing long-term debt. At the end of the third quarter of fiscal 1995, the Company had $160 million in committed lines of credit, of which $90.5 million was not utilized. A $135 million committed line of credit with a maturity date of March 17, 1997, is collateralized by accounts receivable, inventory, and certain other assets of Certified Grocers of California, Ltd., and two of its principal subsidiaries, excluding equipment, real property and the assets of GCC. The agreement provides for Eurodollar basis or prime basis borrowings at the Company's option. As of June 3, 1995, the Company's outstanding borrowings, including obligations under capital leases of approximately $7.3 million, amounted to $143.1 million, of which $140 million was classified as noncurrent.

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

     For fiscal year 1993, the portion of the patronage dividend retained and evidenced by the issuance of Patronage Certificates was 20% of the fourth quarter dividend for dairy products and 40% of the fiscal year's dividend for non-dairy products. Patronage Certificates issued for fiscal year 1993 have a seven year term, maturing on December 15, 2000, and carry a 7% annual interest rate, payable in cash. The retention for 1994 was 20% of the quarterly dairy patronage dividends and 40% of the fiscal year's dividend for non-dairy products, and the Patronage Certificates have a maturity date of December 15, 2001 , and carry an 8% annual interest rate, payable in cash. During the third quarter ended June 3, 1995, the Company's Board of Directors authorized the Company to suspend patronage dividend retention with respect to the quarterly dividend for dairy products effective for the third and fourth quarters of fiscal 1995. The Company expects to continue to distribute patronage dividends in the future, although there can be no assurance of the amounts of such dividends.

     Patrons are generally required to maintain subordinated deposits with the Company and member-patrons purchase shares of stock of the Company. Upon termination of patron status, the withdrawing patron will be entitled to recover deposits in excess of its obligations to the Company if permitted by the applicable subordination provisions, and a member-patron also will be entitled to have its shares redeemed, subject to applicable legal requirements, Company policies and credit agreement limitations. The Company's current redemption policy limits the Class B Shares that the Company is obligated to redeem in any year to 5% of the number of Class B Shares deemed outstanding at the end of the preceding fiscal year. In fiscal 1995, this limitation restricted the Company's redemption of shares to 19,414 shares for $3,165,064, and as of June 3, 1995, that number of shares has been redeemed. Due to the loss of a number of significant member-patrons in past fiscal years, the number of shares tendered for redemption at July 24, 1995, totaled 66,660 (or approximately $11 million using fiscal 1994 year end book values), which exceeds the amount that can be redeemed in fiscal 1995. Consequently, the Company will be required to make redemptions in fiscal 1996, 1997, and 1998, with such redemptions approximating $9.2 million to $9.5 million based on 1994 year end book values and estimated share issuances for those years. Shares are redeemed at their
book value as of the end of the year preceding redemption.   Cash flow to fund
redemption of shares is provided from operations, patron deposits, Patronage Certificates, current shareholdings and borrowings under the Company's credit lines.

RESULTS OF OPERATIONS
     The following table sets forth selected financial data of the Company expressed as a percentage of sales for the periods indicated below:

                                                           For the Thirty-nine Weeks Ended
                                                           -------------------------------

                                                            June 3, 1995   May 28, 1994
                                                            ------------   ------------
Net sales                                                           100%           100%
Cost of sales                                                     91.3           91.2
Distribution, selling and administrative                           7.3            7.4
Operating income                                                   1.4            1.4
Interest expense                                                   0.9            0.8
Other income (expense), net                                        0.1            0.1
Estimated patronage dividends                                      0.5            0.7
Earnings (loss) after dividend and before income taxes             0.1           (0.2)
Provision (benefit) for income taxes                               0.1           (0.1)
Cumulative effect of accounting change                                            0.2
Net earnings                                                       0.0            0.1

NET SALES
     Net sales decreased 3.5% to $1.3 billion in the 1995 period as compared to the 1994 period. This decrease was due to the effects of the loss of certain customers and member-patrons. In addition, certain other large member-patrons either acquired or expanded their own warehousing and distribution operations. However, the decrease in sales as a result of these occurrences was partially offset by improved sales growth in the Northern California grocery division. During the third quarter of fiscal 1995, the Company added two significant customers which contributed approximately $58 million in net sales through June 3, 1995. The Company projects increased net sales volume of approximately $125 million as of fiscal year end 1995. The Company estimates these new customers will increase net sales by approximately $257 million on an annualized basis. The Company is attempting to increase sales volume by adding new customers and expanding the volume of sales to existing customers.

COST OF SALES
     Cost of sales, as a percentage of sales, has remained consistent with the comparable prior thirty-nine week period (91.2% in the 1994 period and 91.3% in the 1995 period). Delivery fees have been reduced over the prior period by $2.4 million which accounts for the reduction. This planned reduction in delivery fees reflects management's implementation of a revised delivery fee program effective as of the beginning of fiscal 1995. In addition, the decrease in cost of sales was also due to the result of lower sales volume as discussed above.


DISTRIBUTION, SELLING AND ADMINISTRATIVE
     Distribution, selling and administrative expenses decreased from $102.5 million in the 1994 period to $98.3 million in the 1995 period. The expenses as a percentage of sales have remained consistent with the comparable prior thirty-nine week period.

OPERATING INCOME
     Operating income totaled $18.6 million for the 1995 period, as compared to $20.2 million for the 1994 period. As a percentage of net sales, operating income was consistent with the same prior year period but lower in total dollars as a result of lower sales volume as discussed above.

OTHER INCOME (EXPENSE), NET
     In fiscal year 1993, GCC acquired an 81% investment in MMI for $1.6 million. The investment was previously consolidated in the Company's financial statements. In second quarter 1995, GCC sold its preferred stock and 282,600 shares of common stock to MMI. GCC received proceeds of $120,000 and a note receivable for approximately $2.6 million. GCC now has a minority interest in MMI and accounts for the investment using the cost method. GCC recorded a pretax gain of $511,000 on the sale of its investment.

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

NET EARNINGS
     Net earnings for the 1995 period were $524,000 compared to net earnings of $1,084,000 for the 1994 period. The adoption of SFAS No. 112 had a $1,119,000 impact on net earnings in the 1995 period; however, the decrease in net earnings was primarily due to the cumulative effect of adopting SFAS No. 109 in the 1994 period. Excluding the impact of adopting SFAS No. 109 in the 1994 period, the Company experienced an improvement in after-tax earnings of approximately $1.9 million for the 1995 period as compared to the 1994 period. This improvement was the result of increased earnings in GCC ($0.6 million due primarily to the sale of MMI as discussed previously), improved earnings of $0.4 million in the Company's insurance operations, and a $0.9 million improvement in GSC due to nonrecurring relocation costs incurred in the prior year. Other subsidiaries had slightly improved earnings in the 1995 period.

PART II.  OTHER INFORMATION

Item 1.   Legal Proceedings

          Reference is made to the Company's Annual Report on Form 10-K for the fiscal year ended September 3, 1994, for a description of the Company's involvement with respect to the cleanup of hazardous waste at Operating Industries, Inc. Superfund Site in Monterey Park, California.

Item 2.   Changes in Securities

          None.

Item 3.   Defaults Upon Senior Securities

          None

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     A.   Annual Meeting of Shareholders

     The Company's Annual Meeting of Shareholders was held on March 14, 1995, at which time the fifteen members of the Company's Board of Directors were elected. The following tables set forth the twelve individuals elected by the holders of Class A Shares and the three individuals elected by the holders of Class B Shares, as well as the number of votes cast for or withheld respecting each individual.

                                                     Class A Shares
                                                     --------------
                                                                  Votes
            Name                                Votes For       Withheld
            ----                                ---------       --------
     Louis A. Amen                               27,100            500
     John Berberian                              27,300            300
     Gene A. Fulton                              27,200            400
     Lyle A. Hughes                              27,300            300
     Darioush Khaledi                            27,300            300
     Mark Kidd                                   27,400            200
     Willard R. MacAloney                        27,300            300
     Jay McCormack                               27,200            400
     Morrie Notrica                              27,200            400
     Michael A. Provenzano                       27,400            200
     James R. Stump                              27,500            100
     Kenneth Young                               27,600              0

                                                    Class B Shares
                                                    --------------

                                                                  Votes
     Name                                      Votes For        Withheld
     ----                                      ---------        --------

     Roger K. Hughes                            271,972            470
     Allan Scharn                               272,442              0
     Michael A. Webb                            272,172            270

     B.   Loans and Guaranties

          On February 15, 1995, the Company solicited proxies from the holders of its Class A Shares under which the stockholders granting the proxies appointed the four members of the Company's credit committee, or any two of them, as the attorneys and proxies of such stockholders to act, either by vote or written consent, in considering, acting upon and approving any loan of money or property by the Company or any of its subsidiaries to, or any guaranty by the Company or any of its subsidiaries of the obligations of, (1) any member-patron of the Company upon the security of the shares of stock of the Company held by such member-patron, and/or (2) any director of the Company. The proxy form provided each stockholder with the right to direct that its shares be voted in the appointed proxies' discretion respecting such loans or guaranties, or that its shares be voted against such loans or guaranties, or that its shares not be voted respecting such loans or guarantees.

          Out of a total of 485 stockholders holding 48,500 Class A Shares, the Company received proxies from 285 stockholders holding 28,500 Class A Shares. Of these 285 stockholders, 256 stockholders holding 25,600 Class A Shares directed that their shares be voted in the appointed proxies' discretion respecting such loans or guaranties, 12 stockholders holding 1,200 Class A Shares directed that their shares be voted against such loans and guaranties, and 17 stockholders holding 1,700 Class A Shares directed that their shares not be voted respecting such loans or guaranties.


Item 5.   Other Information

          None.

Item 6.   Exhibits and Reports on Form 8-K

     (a)  Exhibits

          None.

     (b)  Reports on Form 8-K

          None.

     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by undersigned thereunto duly authorized.

                                Certified Grocers of California, Ltd
                                ------------------------------------
                                            (Registrant)



Dated:  July 24, 1995           By      ALFRED A. PLAMANN
                                  ------------------------------
                                        Alfred A. Plamann
                                          President and
                                     Chief Executive Officer



                                By       DANIEL T. BANE
                                  ------------------------------
                                         Daniel T. Bane
                                     Senior Vice President,
                                     Chief Financial Officer
                                  and Chief Accounting Officer