Form 10-K
period 1995-09-02
CERTIFIED GROCERS OF CALIFORNIA LTD
filed 1995-12-01
CIK 320431

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                           --------------------------

                                   FORM 10-K

          ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D)              (Mark One)
      OF THE SECURITIES EXCHANGE ACT OF 1934 (FEE REQUIRED)             /X/
           FOR THE FISCAL YEAR ENDED SEPTEMBER 2, 1995
        TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D)
    OF THE SECURITIES EXCHANGE ACT OF 1934 (NO FEE REQUIRED)            / /
      FOR THE TRANSACTION PERIOD FROM                   TO
                 COMMISSION FILE NUMBER 0-10815

                           --------------------------

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

       Registrant's telephone number, including area code: (213) 723-7476
                           --------------------------

          SECURITIES REGISTERED PURSUANT TO SECTION 12(B) OF THE ACT:

          TITLE OF EACH CLASS                     NAME OF EACH EXCHANGE

                                     NONE.

          SECURITIES REGISTERED PURSUANT TO SECTION 12(G) OF THE ACT:

                                 CLASS A SHARES
                                (Title of Class)

                                 CLASS B SHARES
                                (Title of Class)
                           --------------------------

    Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes __X__. No ____.

    Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. /X/

    State the aggregate market value of the voting stock held by non-affiliates of the registrant. The aggregate market value shall be computed by reference to the price at which the stock was sold, other average bid and asked prices of such stock, as of a specified date within 60 days prior to the date of Filing. (See definition of affiliate in Rule 405, 17 CFR 230.405).

    The Company's shares are not publicly traded and therefore market value is not readily ascertainable.

                   (APPLICABLE ONLY TO CORPORATE REGISTRANTS)

    Indicate the number of shares outstanding of each of the registrant's classes of common stock, as of the latest practicable date.

Class A       50,300 shares as of December 1, 1995
Class B      384,767 shares as of December 1, 1995
Class C           15 shares as of December 1, 1995

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

                                     None.

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                               TABLE OF CONTENTS

                                     PART I

ITEM                                                       PAGE
---------------------------------------------------------  ----
 1.    Business..........................................    3
 2.    Properties........................................   13
 3.    Legal Proceedings.................................   13
 4.    Submission of Matters to a Vote of Security
        Holders..........................................   14

                            PART II

 5.    Market for Registrant's Common Equity and Related
        Shareholder Matters..............................   14
 6.    Selected Financial Data...........................   14
 7.    Management's Discussion and Analysis of Financial
        Condition and Results of Operations..............   14
 8.    Financial Statements and Supplementary Data.......   19
 9.    Changes in and Disagreements with Accountants on
        Accounting and Financial Disclosure..............   43

                           PART III

10.    Directors and Executive Officers of the
        Registrant.......................................   44
11.    Executive Compensation............................   45
12.    Security Ownership of Certain Beneficial Owners
        and Management...................................   50
13.    Certain Relationships and Related Transactions....   51

                            PART IV

14.    Exhibits, Financial Statement Schedules, and
        Reports on Form 8-K..............................   53

Signatures...............................................   59

                                     PART I

    Certified Grocers of California, Ltd. and its consolidated subsidiaries are hereinafter referred to as "Certified" or the "Company."

ITEM 1.  BUSINESS
GENERAL

    Certified, a California corporation organized in 1925, is a wholesale grocery distributor which does business primarily on a cooperative basis with those patrons who qualify and have been accepted as "member-patrons." Certified is owned by its member-patrons, which are primarily independent grocers, and is operated and taxed on a cooperative basis. Certified also does some business on a cooperative basis with some patrons who are not member-patrons and who are referred to as "associate patrons." Pursuant to Certified's Bylaws, the net earnings of Certified on business done on a cooperative basis are distributed as patronage dividends to member-patrons and associate patrons based on the volume of such business transacted with the patron. For the fiscal year ended September 2, 1995 declared patronage dividends totalled $11,571,000.

    Certified also does business on a nonpatronage basis with other customers and in some instances with member-patrons and associate patrons. Certified's subsidiaries do business on a nonpatronage basis with member-patrons, associate patrons and other customers.

    Patrons engaged in the retail grocery business who purchase 350 or more dry grocery cases weekly (approximately $5,000), or whose combined average weekly purchases (excluding cigarettes) are $5,000 or more, are required to become member-patrons. Associate patrons generally purchase 200 or more dry grocery cases weekly and have combined average weekly purchases of less than $5,000. At September 2, 1995, Certified had 503 member-patrons operating a total of 2,320 retail food stores and 304 associate patrons operating a total of 725 retail food stores.

    The following table shows the number of patrons and stores operated by such patrons at the end of each of the respective fiscal years:

                                                                                  FISCAL YEAR
                                                                        -------------------------------
                                                                          1995       1994       1993
                                                                        ---------  ---------  ---------
Number of patrons:
  Member-patrons......................................................        503        491        497
  Associate patrons...................................................        304        285        380
                                                                        ---------  ---------  ---------
                                                                              807        776        877
                                                                        ---------  ---------  ---------
                                                                        ---------  ---------  ---------
Stores operated:
  Member-patrons......................................................      2,320      2,372      2,402
  Associate patrons...................................................        725        635        886
                                                                        ---------  ---------  ---------
                                                                            3,045      3,007      3,288
                                                                        ---------  ---------  ---------
                                                                        ---------  ---------  ---------

STRATEGY

    The recent wave of consolidations, mergers and new entrants into the grocery business has made competition for market share in the California grocery business more intense than ever before. Meanwhile, vendors are reducing their costs by curtailing promotions and other allowances that wholesalers have long relied upon to maintain their margins.

    In the past, Certified has reacted to changing business and marketplace conditions with a series of incremental changes, or small, corrective steps that were designed to solve the problem at hand. While this type of problem-solution management style served Certified well for a great many years, the business climate of the 1990s has forced the Company to take a vastly different approach to achieve success.

    During fiscal 1995, Certified Grocers developed a strategic initiative designed to "re-invent" the Company and fundamentally change the way it conducted its business. This initiative is called "C3" -- Certified's Commitment to Customers. At the heart of the C3 plan is a new corporate mission statement that will serve as a guide for Certified's progress well into the next century:

    TO   BE  THE  MOST  EFFECTIVE,   QUALITY-DRIVEN  COMPANY  THAT  PROVIDES
    WORLD-CLASS SERVICES AND COMPLETE PRODUCT SELECTION BY CREATING A PARTNERSHIP WITH RETAILERS AND STRATEGIC ALLIANCES WITH SUPPLIERS.

    Fundamentally changing the way Certified conducts business, however, will require much more than creating a mission statement and asking Company personnel to come up with ways to achieve it. Realizing this, four strategic imperatives have been developed to help the Company realize the full potential of its overall mission -- growth, quality, efficiency and superior service.

    GROWTH. During fiscal 1995 Certified was successful in adding several new members/customers to its sales base. For example, Nob Hill Foods, Inc., a 25-store retail chain operating in Northern California, began purchasing several lines of product which are estimated to increase Certified's annual sales by over $100 million. Megafoods Stores, Inc., a 19-store chain operating in Arizona, selected Certified as its primary supplier and its purchases are estimated to increase Certified's annual sales by over $150 million.

    Existing members and customers are being encouraged to buy as many products and services from Certified as possible, and are given purchase incentives to do so. This program, which arose from research conducted by one of the original C3 action teams, couples various pricing schedules with different customer segments to produce significant buying efficiencies for the retailer, and distribution efficiencies for Certified.

    QUALITY. During fiscal 1995 Certified mailed a comprehensive customer satisfaction survey to approximately 480 of its members. Among all survey respondents, 60% indicated that they were either "extremely satisfied" or "generally satisfied" with their relationship with Certified. Certified's delivery, warehouse, retail pricing, and advertising services were all rated very high in the survey.

    On the other hand, the survey also revealed that the Company needs to improve its performance in a number of other areas. For example, survey respondents reported that Certified's sales and service representatives and retail counselors contact or visit members too infrequently. Others reported difficulty in making contact with the right person at Certified whenever problems arise. To respond to these concerns, Certified launched two extensive training programs, both in conjunction with the ongoing C3 project.

    EFFICIENCY. In recent years, Certified has made a strong commitment toward becoming the low cost provider of goods and services to its members and customers. This is accomplished by closely examining the process by which work is handled throughout the Company and then suggesting ways in which costs can be removed from the overall system without sacrificing product or service quality.

    In fiscal 1995, Certified was able to deliver on its cost efficiency promise by DECREASING prices to customers. This became possible for two reasons: continued movements by vendors toward every day low pricing, which enabled Certified to maximize turns and minimize product investment, and a significant change in the Company's delivery fee schedules, which resulted in DECREASED transportation fees to the majority of members and customers.

    Offering lower priced products and services to Certified's members and customers, however, requires the Company to be more aggressive in attacking its cost structure and vigilant in its efforts to control expenses. For example, the product reclamation program implemented during 1995 ensures the safety and quality of products sold at retail by providing a system for removing damaged or unsalable products. The system allows Certified to obtain a credit from the manufacturer for unused products and also recover costs via sales to salvage operations.

    Another method Certified is utilizing to keep costs low is by streamlining existing operations and consolidating activities that make strategic and economic sense. During fiscal 1995, Certified successfully streamlined its dairy manufacturing operation and greatly increased its overall efficiency. These changes enabled the dairy to increase the allowances to customers purchasing dairy products while increasing the level of patronage dividends on creamery profits.

    Other areas in which the Company will be looking to reduce costs in the future include a planned redesign of Certified's selling structure, the elimination of non-performing services and assets, a continuing effort to provide value to services offered by the Company and by forming strategic alliances with vendors and other wholesalers that would be beneficial to Certified's members and customers.

    SUPERIOR SERVICE. Certified has made substantial progress in its efforts to boost the variety and quality of services offered to its members and customers. For example, Certified now offers a complete array of merchandising tools -- everything from retail shelf schematics to advertising groups -- to retailers who are looking for effective ways to boost sales. Another example is in real estate services where a newly reorganized department is now offering a host of new programs and services to members who are looking to expand their operations.

    In the area of technology, Certified is working to ensure that the Company is serving the wide and varied needs of its diverse membership. For example, the Company is working toward installing affordable retail scanning equipment available to stores with a limited number of check-out lanes. A similar effort aimed at electronically automating stores is also progressing by making it affordable for small stores to participate in such programs as electronic funds transfer, check authorization, coupon redemption and other similar services.

PRODUCT LINES

    The Company's sales by product line, including drop shipments (which are sales delivered directly to customers from suppliers) for each of the respective three fiscal years follow:

                                                                        FISCAL YEAR
                                                          ----------------------------------------
                                                              1995          1994          1993
                                                          ------------  ------------  ------------
                                                                    (THOUSANDS OMITTED)
Dry Grocery.............................................  $  1,030,024  $  1,035,213  $  1,095,706
General Merchandise.....................................       209,943       222,574       204,400
Delicatessen............................................       178,582       180,159       213,388
Meat....................................................       145,997       138,082       151,643
Frozen Food.............................................       113,208       142,852       173,427
Dairy...................................................        66,399        71,024        68,414
Ice Cream...............................................        20,879        22,071        20,044
Bakery..................................................        15,839        13,037        13,814
Drop Shipment...........................................        12,662        12,447        12,334
Beans and Rice..........................................         4,527         6,305         5,721
Other...................................................        24,744        30,108        48,397
                                                          ------------  ------------  ------------
    Total...............................................  $  1,822,804  $  1,873,872  $  2,007,288
                                                          ------------  ------------  ------------
                                                          ------------  ------------  ------------

    The Company, with headquarters in Los Angeles, distributes product from facilities in Southern and Northern California as well as Hawaii. Certified sells a full line of branded grocery and nonfood items supplied by unrelated manufacturers and also sells merchandise under its own private labels, including the Springfield, Gingham, Special Value, La Corona, and Golden Creme labels. Certified also operates its own bakery and dairy facilities. Grocers Specialty Company ("GSC"), a subsidiary, carries a product line consisting of specialty-type items, such as ethnic and fancy foods, and also carries a general product line. General merchandise products are primarily sold by another subsidiary, Grocers General Merchandise Company ("GM").

WHOLESALE DISTRIBUTION

    Certified's cooperative wholesale business represented approximately 77% of fiscal 1995 sales. The wholesale business includes a broad range of branded and private label products in dry grocery, frozen, delicatessen, boxed meat, service deli, ice cream, bakery and dairy.

    The Company also conducts certain food and related nonfood wholesale operations through three subsidiary companies, GSC, Hawaiian Grocery Stores, Ltd. ("HGS") and GM, which collectively accounted for approximately 21% of fiscal 1995 sales. GSC is a wholesale distributor of specialty items such as health, ethnic and fancy foods. GSC also supplies general grocery products to retailers whose volume falls below the minimum required by the cooperative business. HGS distributes a variety of grocery, frozen and delicatessen products in the Hawaiian islands. GM distributes a wide variety of general merchandise items including housewares, hardware and health and beauty care products. GM's activities are conducted from a highly automated general merchandise facility located in Fresno, California.

    The Fresno facility is operated by a joint venture known as Golden Alliance Distribution ("GAD"). Golden Alliance was formed in 1992 and is owned 50% by GM and 50% by Food 4 Less GM, Inc. ("F4LGM"). Fixed costs of operating Golden Alliance are shared equally by each partner, while variable costs are shared based on a formula that takes into consideration each partner's volume. The basic term of the joint venture expires in 2002, but may be terminated earlier pursuant to other provisions outlined in the joint venture agreement.

    During 1995, the parent of F4LGM merged with Ralphs Grocery Company ("Ralphs"). Since the completion of the merger in June 1995, Ralphs has reduced its weekly purchases from the Fresno warehouse by approximately 50%. To date, the impact to Certified resulting from this reduction in volume has been minimal since Ralphs has continued to absorb 50% of the partnership's fixed costs. Certified is currently in discussions with Ralphs regarding their long-term plans for utilizing the Fresno facility.

    The Company is not dependent upon any single source of supply in any of its businesses. Management believes that alternative suppliers are available for substantially all of its products and that the loss of any one supplier would not have a material adverse effect on the Company's business.

MARKETING AND DISTRIBUTION OF PRODUCTS

    The Company distributes its various product lines from four warehouse complexes and two manufacturing plants (dairy and bakery) located in the Los Angeles metropolitan area, two warehouses in Stockton, California, one warehouse in Fresno, California, and one warehouse in Honolulu, Hawaii.

    The Company prepares order books biweekly and price bulletins weekly. The bulletin also shows promotional and advertising allowances available from the various manufacturers. Most customers order for their stores on at least a weekly basis and receive deliveries from one to five days a week.

    Most customers order their requirements by means of an electronic system which is rented from the Company. A store employee orders by recording the item code from the shelf tag into the electronic device. The order is then transmitted to the Company over regular telephone lines. Substantially all member-patrons and associate patrons of the Company use this electronic ordering method to submit their orders for dry grocery, general merchandise, frozen food and delicatessen products.

    Customers not utilizing the electronic ordering method complete the weekly order book and mail or deliver it to the Company. The Company maintains separate ordering departments for its bakery, meat, dairy, and ice cream product lines. Orders for these items are generally placed by telephone.

    General merchandise and specialty products are ordered on either a service or nonservice program. Approximately 10% of general merchandise and approximately 20% of specialty products are ordered under the service program. The store is visited by a Company service representative who checks the stock and determines the order requirement. The order is converted to an electronic input device and transmitted to the Company. The service representative returns to the store when the order is delivered and stocks the shelves. The Company employs service representatives who provide the full service program to customers who subscribe. There is an additional charge for this service.

    The remaining 90% of general merchandise and 80% of specialty products are ordered by the retailer under the nonservice program. The product is delivered to the customer's store, and the customer is responsible for stocking shelves.

TRUCKING OPERATIONS

    The Company's trucking fleet is used in the transportation of food and related items from suppliers to the Company and in the delivery of such items to its customers. These operations are conducted principally in California, Arizona, Nevada, and Hawaii. The Company's vehicle fleet consists of approximately 290 tractors, 740 trailers, and 15 pickup vans. Approximately 45% of the fleet is owned by the Company; the balance is leased. Such leases generally have initial terms of 8 to 10 years and provide for renewal or purchase options at fair market value at expiration of the lease.

SUPPORT BUSINESSES

    The Company's subsidiary retail support businesses collectively accounted for approximately 2% of the Company's total sales in fiscal 1995, 1994, and 1993. Principal retail support operations include Grocers Capital Company ("GCC"), which provides financing for inventory purchases, equipment purchases, store remodeling and new store acquisitions, and Grocers Equipment Company ("GEC"), which provides additional support in store planning and development services, retail pricing comparisons, scanning support and also sells and leases equipment to the Company's customers. The Company also provides insurance brokerage services for retailers through Grocers and Merchants Insurance Services, Inc. ("GMIS") and underwrites selected insurance risks through two insurance subsidiaries.

CUSTOMERS

    The Company's patrons consist primarily of independent retail grocery store operators ranging in size from single store operators to multiple store and chain store operators. The typical patron in Southern California serves a high-density urban population and the Company's typical Northern California patron serves a less densely populated area. A typical member-patron retail grocery store consists of approximately 20,000 square feet.

    The Company's ten largest customers accounted for approximately 33% of net sales in fiscal 1995 and fiscal 1994 and 35% in fiscal 1993. Management believes there is no single customer whose loss would have a material adverse effect on the Company's business.

COMPETITION

    The food industry is characterized by intense competition and low profit margins. In order to compete effectively, the Company must provide its patrons with the capability to meet rapidly fluctuating competitive market prices, provide a wide range of perishable and nonperishable products, make prompt and efficient deliveries, and provide the services which are required by modern market operations. The Company competes with local, regional and national grocery wholesalers and with a number of major manufacturers which market their products directly to retailers. The Company's success is dependent upon its ability to supply food and nonfood products and services to its patrons in a cost-effective manner and upon the ability of its independent retail customers to compete with the large chain store operations.

PATRONAGE DIVIDENDS

    Certified distributes patronage dividends based upon its net earnings from patronage business during the fiscal year. Certified's net earnings from patronage business are distributed to each patron in proportion to the dollar volume of purchases from each division of Certified by the patron. Patronage dividends are distributed annually, usually in December, except for dividends on dairy products which are distributed after the close of each fiscal quarter.

    The following table shows the patronage dividend experience of the Company during the past three fiscal years.

                                                                          FISCAL YEAR
                                                                -------------------------------
                                                                  1995       1994       1993
                                                                ---------  ---------  ---------
                                                                      (THOUSANDS OMITTED)
Dairy.........................................................  $   7,701  $   8,088  $   7,746
Dry Grocery...................................................      2,610      1,554      3,107
Delicatessen..................................................        480        500        726
Frozen Food...................................................        350        351        721
Beans and Rice................................................        320        250        312
Ice Cream.....................................................        110         94        268
                                                                ---------  ---------  ---------
        Total (1).............................................  $  11,571  $  10,837  $  12,880
                                                                ---------  ---------  ---------
                                                                ---------  ---------  ---------

------------------------
(1) Certified expects to continue to distribute patronage dividends in the future, although there can be no assurance of the amounts of such dividends.

    Certified's bylaws provide that patronage dividends may be distributed in money or in any other form which constitutes a written notice of allocation under Section 1388 of the Internal Revenue Code. Section 1388 defines the term "written notice of allocation" to mean any capital stock, revolving fund certificate, retain certificate, certificate of indebtedness, letter of advice, or other written notice, which discloses to the recipient the stated dollar amount allocated to the recipient by Certified and the portion thereof, if any, which constitutes a patronage dividend.

    Certified distributes at least 20% of the patronage dividends in cash and distributes Class B Shares as a portion of the patronage dividends distributed to its member-patrons. In addition, under a patronage dividend retention program authorized by Certified's Board of Directors, Certified retains a portion of the patronage dividends to be distributed for a fiscal year and issues patronage certificates ("Patronage Certificates") evidencing its indebtedness respecting the retained amounts. The program provides for the issuance of Patronage Certificates to patrons on an annual basis in a portion and at an interest rate to be determined annually by the Board of Directors. However, as to any particular patron, if the amount of the retention is less than a specified minimum (presently $500), then no retention occurs and a Patronage Certificate is not issued. Patronage Certificates for each year are unsecured general obligations of Certified, are subordinated to certain other indebtedness of Certified, and are nontransferable without the consent of Certified. The Patronage Certificates are subject to redemption, at any time in whole and from time to time in part, without premium, at the option of Certified, and are subject to being set off, at the option of Certified, against all or any portion of the amounts owing to the Company by the holder. Subject to the payment of at least 20% of the patronage dividend in cash, the portion of the patronage dividend retained is deducted from each patron's patronage dividend prior to the issuance of Class B Shares as a portion of such dividend.

    In fiscal years 1993 and 1994, the portion of the patronage dividend retained and evidenced by the issuance of Patronage Certificates was 20% of the fourth quarter dividend for dairy products in fiscal 1993, 20% of the quarterly dairy patronage dividends for fiscal 1994 and 40% of the fiscal 1993 and 1994 dividends for non-dairy products. As to patronage dividends to be distributed with respect to Certified's 1995 fiscal year, Patronage Certificates will be issued evidencing the allocation of an amount of such dividends equal to 40% of the patronage dividends of all divisions, except the dairy division, and 20% of the first and second quarter dairy division patronage dividends. The Patronage Certificates issued for fiscal 1995 have a seven year term, maturing on December 15, 2002, and will bear interest from the date of issuance at the rate of 7% per annum, payable annually on December 15 in each year, commencing December 15, 1996.

    The following table represents a summary of the Patronage Certificates issued and their respective terms in fiscal 1993 and 1994, as well as the intended issuance and its respective terms for fiscal 1995.

                                AGGREGATE    ANNUAL
            FISCAL              PRINCIPAL   INTEREST    MATURITY
             YEAR                 AMOUNT      RATE        DATE
------------------------------  ----------  ---------   --------
1993..........................  $2,018,000      7%      12/15/00
1994..........................  $2,426,000      8%      12/15/01
1995..........................  $2,117,000      7%      12/15/02

    In future years, Certified proposes to issue similar certificates in connection with the distribution of patronage dividends. Certificates issued in future years will evidence the indebtedness of Certified respecting the portion of the patronage dividends for such years which have been allocated by Certified on its books to the required patronage dividend deposit accounts of patrons. The portion of the patronage dividends to be so allocated in future years will be determined each year by Certified's Board of Directors. Patronage Certificates issued in future years will bear interest at a rate determined by the Board of Directors prior to their issuance, and will be subordinated to the same extent as existing Patronage Certificates. Patronage Certificates issued in future years will be unsecured general obligations of Certified and will be nontransferable without the consent of Certified, which consent Certified will be under no obligation to give.

ALLOWANCES

    The Company provides allowances to patrons based on the quantity and manner in which goods are ordered. In addition, the Company makes available to patrons advertising and promotional allowances of suppliers and manufacturers.

    PROMOTIONS AND REBATES. The Company's weekly purchasing guide sets forth advertising allowances and conditions of performance made available by various suppliers and manufacturers. The allowances are either funded during the promotional period as a reduction in price or after the promotion. The patron is required to submit proof of performance based on the specific conditions of each allowance program.

    REFLECTED  ALLOWANCES.   Manufacturer and  supplier allowances  which do not
require specific performance are passed to patrons in the form of a reduction in product price.

    ANNUAL VOLUME DISCOUNT. Annual volume discounts are given to accounts who meet certain purchasing levels.

    PALLET INCENTIVE. The Company has a pallet incentive program in the dry grocery, frozen food and delicatessen divisions. This program is designed to recognize distribution efficiencies for the Company in selecting full pallet quantities of product.

TERMS OF SALE

    The Company renders to its cooperative members weekly statements of account. Statements include deliveries through and including the date of the statement. Members have seven days from date of the statement to pay, and those not paid within seven days are considered delinquent. Since members have seven days in which to mail payment, and since additional deliveries occur during this time which are billed on a subsequent statement, the Company may have receivables outstanding at any given time which average up to two weeks' sales.

ADDITIONAL CHARGES

    The Company currently makes several charges in addition to the listed prices for merchandise.

    SERVICE FEES. In the dry grocery, frozen food, and delicatessen divisions, as well as GM, service fees are applied to purchases based on dollar amount and order frequency.

    TRANSPORTATION CHARGES. The Company charges its customers for product delivery based on published schedules. Such schedules charge delivery fees on a variable basis depending primarily upon the distance from the Company's supplying warehouse and the amount of cube of the order relative to a truck load cube quantity. The Company also charges a "dead pile" charge when a customer does not have power unloading capabilities.

SERVICES AVAILABLE TO PATRONS

    The Company provides a variety of services to its patrons to help them maintain a competitive position within the retail grocery industry. The Company's services to patrons include:

    PRICING SERVICES. Subscribing patrons provide the Company with either the retail price or the percentage profit margin they wish to maintain on each item, and such figures are shown on each invoice and on each case of goods delivered. The patron may update this pricing structure weekly in accordance with changes in wholesale costs and competitive activity in its particular market area.

    ORDERING ASSISTANCE. The Company provides various programs to increase the speed and efficiency of the order transmittal process. It offers electronic units which retailers can use to transmit orders electronically by telephone.

    POINT OF  SALE  COMPUTER SERVICES.    The Company  provides  retailers  with
assistance and computer services in connection with the use of scanners at the checkout counter.

    VELOCITY REPORTS.   The  Company provides  detailed summaries  of all  items
ordered by the retailer from the Company, together with historical pricing and profit margin data.

    STORE DEVELOPMENT. GEC assists patrons in equipment procurement, store engineering and site development activities. For a fee, it provides plot plans, floor plans, and other drawings for new or remodeled stores, construction cost estimates and design consultation. In addition, many types of store fixtures and equipment can be obtained at a price reflecting volume purchase discounts earned by the Company.

    FINANCE PROGRAMS. The Company assists qualified patrons in remodeling and expanding existing retail locations and developing new retail outlets, as well as assisting in the financing of inventory and equipment needs. This assistance is provided primarily through GCC and GEC. GCC provides financing for inventory and equipment purchases and for store remodeling, expansion, and new store acquisitions, while GEC sells equipment but does not provide financing.

    RETAIL COUNSELING. The Company provides patrons with experienced retail counselors, knowledgeable in all phases of retail grocery operations to assist patrons in planning their sales and profit growth. The counselors work closely with owner/managers to solve problems and identify opportunities for improving operations. They also advise patrons of current trends and developments in the retail grocery industry.

    RETAIL ADVERTISING. The Company assists in the formation of Retail Ad Groups consisting of several patrons within a given area. Each group is provided with an ad group coordinator. The coordinator assists in preparing advertising layouts, assures that advertising dollars are identified and collected, and serves as liaison between the ad group and suppliers.

    INSURANCE SERVICES. The Company's insurance programs are serviced by GMIS. GMIS, which is licensed as an insurance agency, acts as agent or broker for unrelated underwriters, which are the issuers of the insurance policies. Certain of the insurance companies reinsure limited portions of insured risks pursuant to reinsurance contracts with Springfield Insurance Company, Limited ("Springfield-Bermuda"), which is incorporated and licensed in Bermuda, or Springfield Insurance Company, Inc. ("Springfield-California"), which is incorporated and licensed in California. Both insurance companies are wholly owned subsidiaries of the Company. GMIS provides an insurance program for patrons, employees of patrons, and employees of the Company. Under the commercial store package, coverage includes fire, store liability, automobile, fidelity, theft, bonds, workers' compensation and business interruption. Insurance offered by the life and health department includes individual and group health plans, life insurance, mutual funds, disability income and estate planning. The personal insurance department offers homeowners, automobile, motorcycle, motorhome, boat and aircraft coverages.

    SITE IDENTIFICATION AND ANALYSIS. The Company assists its retailers who are growth oriented in identifying potential new store locations. Once the Company or a retailer has identified a particular site as having potential for new store development, the Company can commission an independent site feasibility analysis of the location, which includes a study of the demographics of the general area, the market competitors located in the primary and secondary trading areas, and what volume a new store should expect in the location being considered.

    DATA PROCESSING. The Company provides data processing services and customized software programs for its customers using a direct computer link to many of its customers' stores. The Company can provide a retailer with a product and price file for virtually every product, with pricing by the appropriate zone in which a retailer is located. Retailers can also order all inventory directly from the Company using their store-to-warehouse computer link and an order entry system.

PATRON DEPOSITS

    It is the general policy of the Company to require that its cooperative patrons maintain a subordinated cash deposit equal to twice the amount of each patron's average weekly purchases or twice the amount of the patron's average purchases, whichever is greater. Required deposits are determined twice a year, at the end of the Company's second and fourth fiscal quarters, based upon a review of the patron's purchases from certain of the cooperative divisions during the preceding two quarters.

    Member-patrons meeting certain qualifications established by the Board of Directors may elect to maintain a reduced required deposit of $500,000 or one and one-quarter weeks' average purchases, whichever is greater. Presently, three of the Company's largest member-patrons have elected to maintain such reduced deposits. With the consent of the Company, which may be granted or withheld in the Company's sole discretion, a qualified member-patron who has elected to maintain this reduced deposit may later have its deposit increased up to an amount equal to twice the amount of its average weekly purchases. Following such increase, the member-patron will not be permitted to reduce its deposit (even though otherwise eligible to maintain a reduced deposit) for a period of two years without the Company's consent. Further, in all cases, reduction of the deposit will be governed by the subordination provisions to which it is subject. The Company charges interest to those member-patrons who maintain a reduced deposit. Interest is presently charged at the prime rate established by Bankers Trust Company, subject to periodic review and change by the Board of Directors. Interest is charged on the difference between the balance that would have been maintained based on two weeks' purchases and the balance actually maintained.

    Under the Company's Deposit Fund Loan Program, member-patrons whose credit has been approved by the Company's Loan Committee may finance all or a portion of their deposit requirement. Payments under this program are billed to the member-patron on its weekly statement from the Company. Subject to credit approval, patrons may also deposit an amount equal to one and one-half of the patron's average weekly purchases or one and one-half of the patron's average purchases, whichever is greater, and pay the balance of the deposit over a period of 26 weeks, at no interest, by payments on its weekly statement from the Company.

    Member-patrons holding Class B Shares are presently given credit against the above described cash deposit requirement based upon the combined, respective book values of such shares as of the respective fiscal years last ended prior to their issuance. The Company pays no interest on the required deposits of patrons. Interest is paid on the above described cash deposits which are in excess of patrons' required deposits.

    In addition, patrons who participate in the Company's price reservation program are required to maintain a noninterest bearing deposit based upon the value of the inventory participation in this program. Under the Company's price reservation program, patrons are permitted to submit price reservations in advance for their dry grocery, frozen, delicatessen and general merchandise purchases. For the patron to get the benefit of the price reservation, an actual order must be placed. The price which the patron will be charged is the price in effect at the time of the reservation.

    The required deposits of patrons are contractually subordinated and subject to the prior payment in full of certain senior indebtedness of the Company. As a condition of becoming a patron, each patron is required to execute a subordination agreement providing for the subordination of the patron's required deposits. Generally, the subordination is such that no payment can be made by the Company with respect to the required deposits in the event of an uncured default by the Company with respect to senior indebtedness, or in the event of dissolution, liquidation, insolvency or other similar proceedings, until all senior indebtedness has been paid in full.

    Upon request, the Company will return to patrons the amount of cash deposits which are in excess of the required deposits, provided the patron is not in default of its obligations to the Company. On termination of membership, patrons are entitled to a return of deposits, less all amounts that may be owing by the patron to the Company. In all cases, however, return of that portion of the patron's cash deposits which consists of required deposits will be governed by the applicable subordination provisions.

TAX MATTERS

    The Company is a corporation operating primarily on a cooperative basis. The Company is subject to federal and state income and franchise taxes and must pay other taxes applicable to corporations, such as sales, excise, real and personal property taxes.

    As a corporation operating on a cooperative basis, the Company is subject to Subchapter T of the Internal Revenue Code ("Subchapter T"). Under Subchapter T, the Company pays patronage dividends to patrons pertaining to its fiscal year within 8 1/2 months of the close of such fiscal year. To qualify as patronage dividends, payments are made on the basis of the value of the business done with or for patrons, under a pre-existing obligation to make such payment, and with reference to the net earnings from business done with or for the cooperative's patrons. Patronage dividends are paid in cash or written notices of allocation. A written notice of allocation is distributed to the patron and provides notice of the amount allocated to the patron by the Company and the portion thereof which constitutes a patronage dividend.

    Under Subchapter T, the Company may deduct, in the fiscal year for which they are paid, the amount of patronage dividends paid in cash and qualified notices of allocation. A written notice of allocation will be qualified, if the Company pays at least 20% of the patronage dividend in money, and the patron consents to take the stated dollar amount of the written notice into income in the year in which it is received. The Company deducts for tax purposes the entire amount of its patronage dividends by paying at least 20% in cash and issuing qualified notices of allocation for the remainder.

    The Company intends to make patronage distributions to member-patrons comprised of money and qualified notices of allocation including its Class B Shares and Patronage Certificates. At least 20% of patronage dividends will be paid in cash. The Company will notify patrons of the stated dollar amount allocated to them and the portion thereof which is a patronage dividend. Patrons are required to consent to include in their gross income, in the year received, all cash as well as the stated dollar amount of all qualified notices of allocation including the Patronage Certificates and the book value of the Class B Shares distributed to them as patronage dividends.

    Patronage Certificates and Class B Shares distributed as part of the patronage dividend are also subject to state income and corporation franchise taxes in California and may be subject to such taxes in other states.

    The Company is subject to federal income tax and California franchise tax on net earnings of business with or for patrons which is not distributed as deductible patronage dividends and on net earnings derived from nonpatronage business. The Company files consolidated returns with its subsidiaries, none of which is a cooperative and each of which is therefore subject to tax.

    To the extent that Class B Shares are received by the patron as patronage dividends under Subchapter T, the Internal Revenue Service ("IRS") has held that if such Class B Shares are redeemed in full or in part or are otherwise disposed of, there will be included in the computation of the gross income of the patron, as ordinary income, in the year of redemption or other disposition, the excess of the amount realized on the redemption or other disposition over the amount previously included in the computation of gross income.

However, since it is proposed to issue Class B Shares other than as a part of patronage dividends, it is possible that the IRS could take the position that the proceeds from a partial redemption of Class B Shares should be taxed as a dividend. PATRONS ARE STRONGLY URGED TO CONSULT WITH THEIR TAX ADVISORS FOR FURTHER CLARIFICATION OF THIS ISSUE AND FOR THE IMPACT THE POSITION OF THE IRS MAY HAVE ON THEIR OWN FEDERAL AND STATE TAX RETURNS.

    The Company's subsidiaries do not pay patronage dividends and are not taxed in accordance with Subchapter T.

EMPLOYEES

    The Company employs approximately 2,470 employees, of whom approximately 1,460 are members of one of several unions, the largest being the International Brotherhood of Teamsters. The contracts with the Teamsters, which cover approximately 1,380 employees, have various expiration dates. The Stockton and Southern California warehouse workers' and truck drivers' contract, which covers approximately 1,150 employees, expires on September 13, 1998. The contract which covers approximately 180 Fresno warehouse workers and truck drivers expires on February 2, 1996. The contract which covers approximately 40 mechanical maintenance workers expires on March 30, 1996. The Company believes its labor relations to be good.

ENERGY MATTERS

    The Company's operations are dependent upon the continued availability of electric power, diesel fuel, and gasoline. The Company's trucking operations are extensive. Diesel fuel storage capacity represents approximately two weeks average usage. A shortage of diesel fuel and gasoline could materially affect deliveries of merchandise and the activities of the Company's service representatives and, thus, adversely affect the Company's sales.

ITEM 2.  PROPERTIES

FACILITIES

    The Company's corporate offices, warehouses (including railroad and truck docks), retail stores, and manufacturing facilities as of September 2, 1995 are summarized as follows:

                                                                          APPROXIMATE
                                                                        SQUARE FOOTAGE
                                                                     ---------------------
DESCRIPTION                                                            OWNED      LEASED
-------------------------------------------------------------------  ----------  ---------
Corporate offices..................................................     145,000    123,000
Dry grocery........................................................   1,731,000    940,000
General merchandise................................................                312,000
Frozen foods, delicatessen and meat................................     477,000
Bakery.............................................................      91,000
Dairy and ice cream................................................     115,000
Retail stores......................................................                 35,000

    The majority of the Company's dry grocery, frozen foods and delicatessen warehouse facilities are located in Southern California. The Company owns a 643,000 square foot dry grocery warehouse and a 149,000 square foot refrigerated warehouse in Stockton, California and leases 312,000 square feet of warehouse space in Fresno, California.

ITEM 3.  LEGAL PROCEEDINGS

    The Company is a defendant in a number of cases currently in litigation or potential claims encountered in the normal course of business which are being vigorously defended. In the opinion of management, the resolutions of these matters will not have a material adverse effect on the Company's financial position or results of operations.

    The United States Environmental Protection Agency ("EPA") notified the Company in 1993 that, together with others, it was a potentially responsible party ("PRP") for the disposal of hazardous substances at a landfill site located in Monterey Park, California. Cleanup of this site consists of five phases: site control and monitoring; management and leachate treatment; landfill gas control and landfill cover; final remedy and ground water treatment; and, thirty-year post cleanup site control and monitoring. As of August 1995, the Company's share of cleanup costs for the first three phases is approximately $380,000 as previously established in July 1994. Payment of this sum will be demanded by the EPA in the near future. While the Company's share of the cost for the last two phases of cleanup has not yet been established, based upon overall estimates of the range of potential cost, the Company believes that its share of the total cost for all five phases of cleanup will not exceed the amounts which the Company has reserved. As of September 2, 1995, the total reserve established with respect to environmental liabilities is $1.6 million. The Company is pursuing recovery of a portion of its reserve from its insurance carriers.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

    None.

                                    PART II

ITEM 5.  MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED
       SHAREHOLDER MATTERS

    There is no market for the Company's Class A Shares, Class B Shares, or Class C Shares. As of December 1, 1995, the Company's Class A Shares were held of record by 503 shareholders, Class B Shares were held of record by 551 shareholders, and the Company's Class C Shares were held of record, one share each, by the 15 directors of the Company. In the past, the Company has not paid cash dividends on its stock, and it has no intention to do so in the future.

ITEM 6.  SELECTED FINANCIAL DATA

                                                                         FISCAL YEAR
                                             --------------------------------------------------------------------
                                                 1995          1994          1993          1992          1991
                                             ------------  ------------  ------------  ------------  ------------
                                              (52 WEEKS)    (53 WEEKS)    (52 WEEKS)    (52 WEEKS)    (52 WEEKS)
                                                                     (THOUSANDS OMITTED)

Net sales..................................  $  1,822,804  $  1,873,872  $  2,007,288  $  2,377,740  $  2,767,996
Declared patronage dividends...............        11,571        10,837        12,880        12,977        19,979
Net earnings (loss)........................           769            94           473        (3,648)       (4,682)
Total assets...............................       398,603       398,569       403,979       449,713       469,010
Long-term notes payable....................       129,686       149,673       158,585       178,702       159,898

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

    The following discussion of the Company's financial condition and results of operations should be read in conjunction with the Financial Statements and notes thereto included under Item 8 in this Form 10-K.

RESULTS OF OPERATIONS

    The following table sets forth selected financial data of the Company expressed as a percentage of net sales for the periods indicated below:

                                                                  FISCAL YEAR ENDED
                                                         ------------------------------------
                                                         SEPTEMBER    SEPTEMBER
                                                             2,           3,       AUGUST 28,
                                                            1995         1994         1993
                                                         ----------   ----------   ----------
Net sales..............................................     100.0%       100.0%       100.0%
Cost of sales..........................................      90.7         90.6         90.8
Distribution, selling and administrative...............       7.8          8.0          7.7
Operating income.......................................       1.5          1.4          1.5
Interest expense.......................................       0.8          0.8          0.8
Other income (expense), net............................       0.0         (0.1)         0.0
Earnings before patronage dividends, provision for
 income taxes and cumulative effect of accounting
 change................................................       0.7          0.5          0.7
Patronage dividends....................................       0.7          0.6          0.7
Cumulative effect of accounting change.................                    0.1
Net earnings...........................................       0.0          0.0          0.0

    FISCAL YEAR ENDED SEPTEMBER 2, 1995 ("FISCAL 1995") COMPARED TO FISCAL YEAR ENDED SEPTEMBER 3, 1994 ("FISCAL 1994")

    NET SALES. Fiscal 1994 included 53 weeks of sales while fiscal 1995 included 52 weeks of sales. Taking this difference into consideration, net sales during fiscal 1995 remained relatively consistent with net sales during fiscal 1994. During 1995, the Company added two significant customers which contributed approximately $64 million in net sales, spread among most sales categories. The Company estimates these new customers will increase net sales by approximately $250 million on an annualized basis. These sales gains were offset by the loss of a significant frozen food customer during 1994 and a reduction in transportation service fees.

    COST OF SALES. Cost of sales decreased $45 million (2.7%) to $1.7 billion in fiscal 1995 as compared to fiscal 1994. Cost of sales, as a percentage of sales, has remained consistent with fiscal 1994. The decrease in cost of sales results primarily from the decreased sales discussed above.

    DISTRIBUTION, SELLING AND ADMINISTRATIVE. Distribution, selling and administrative expenses were $141.9 million or 7.8% of net sales in fiscal 1995, as compared to $149.3 million or 8.0% of net sales in fiscal 1994. The decrease in total expense was primarily due to the reduction of payroll costs and the implementation of other programs in the Company's distribution and manufacturing facilities to increase efficiency. Partially offsetting the benefits of these cost reduction programs was a one time charge of $1.6 million resulting from the adoption of Statement of Financial Accounting Standards No. 112 "Employers' Accounting for Postemployment Benefits" ("SFAS No. 112").

    OPERATING INCOME. Operating income increased 6.1% in fiscal 1995, totalling $27.2 million. This compares to $25.6 million for fiscal 1994. This increase is a direct result of the reduction in distribution and manufacturing costs described above.

    OTHER INCOME (EXPENSE), NET. In fiscal year 1993, GCC acquired an 81% investment in Major Market, Inc. ("MMI") for $1.6 million. The investment was previously consolidated in the Company's financial statements. In fiscal 1995, GCC sold its preferred stock and 282,600 shares of common stock to MMI. GCC received proceeds of $120,000 and a note receivable for approximately $2.6 million. GCC now holds approximately 20% of MMI's outstanding common shares and accounts for the investment using the cost method. GCC recorded a pretax gain of $511,000 on the sale of this investment.

    INTEREST. Interest expense of $15.3 million in fiscal 1995 has remained relatively consistent with fiscal 1994.

    NET EARNINGS. Net earnings increased to $769,000 in fiscal 1995, representing a 718% increase from fiscal 1994 net earnings of $94,000. Excluding the impact of adopting SFAS No. 109 in the 1994 period, and SFAS No. 112 in the 1995 period, the Company experienced an improvement in after-tax earnings of approximately $4.8 million for fiscal 1995 as compared to fiscal 1994.

 FISCAL YEAR ENDED SEPTEMBER 3, 1994 ("FISCAL 1994") COMPARED TO FISCAL YEAR ENDED AUGUST 28, 1993 ("FISCAL 1993")

    NET SALES. Net sales decreased $133 million (6.6%) to slightly less than $1.9 billion in fiscal 1994. This is a result of certain large patrons expanding their own warehousing and distribution operations. After adjusting for the anticipated patron self-distribution volume loss, the Company obtained an additional $31 million of new business from new members, and expanded its existing customers' sales volume.

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

LIQUIDITY AND CAPITAL RESOURCES

    The Company relies upon cash flow from operations, patron deposits, Patronage Certificates, shareholdings and borrowings under the Company's credit lines, to finance operations. Net cash provided from operating activities totalled $9.1 million for fiscal 1995 as compared to $18.2 million for fiscal 1994. The Company's cost and expense reductions, revised marketing programs, and the dividend retention program provide adequate operating cash flow to conduct the Company's business operations. At September 2, 1995, working capital was $107.7 million and the current ratio was 1.7 to 1, at the fiscal 1995 and 1994 year end. Working capital varies throughout the year primarily as a result of seasonal inventory requirements.

    Capital expenditures totalled $9.4 million in fiscal 1995 and $5.9 million in fiscal 1994.

    The Company has agreements with certain banks that provide for committed lines of credit. These credit lines are available for general working capital, acquisitions, and maturing long-term debt. At the end of fiscal 1995, the Company had $160 million in committed lines of credit, of which $91.1 million was not utilized. In March 1994, the Company refinanced its existing $125 million credit line with a new $135 million secured, committed line of credit. The new credit agreement, which matures March 17, 1997, is collateralized by accounts receivable, inventory, and certain other assets of Certified Grocers of California, Ltd. and two of its principal subsidiaries, excluding equipment, real property and the assets of GCC. In April 1994, GCC refinanced its $25 million credit line with a new $25 million credit line. The new credit agreement, which matures March 17, 1997, is collateralized primarily by GCC's loan portfolio. The agreements provide for Eurodollar basis or prime basis borrowings at the Company's option. As of September 2, 1995, the Company's outstanding borrowings, including obligations under capital leases of approximately $6.4 million, amounted to $141.2 million, of which $129.7 million was classified as noncurrent.

    In fiscal 1995, the Company completed a sale leasback transaction involving an office building used to house the Company's support personnel. Proceeds from the transaction were $11.5 million. Concurrent with the sale of the real property, the Company entered into a twenty year lease of the property, with two ten year extension options.

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

    The Board of Directors determined that in fiscal years 1993 and 1994, the portion of the patronage dividend retained and evidenced by the issuance of Patronage Certificates was 20% of the fourth quarter dividend for dairy products in fiscal 1993, 20% of the quarterly dairy patronage dividends for fiscal 1994 and 40% of the fiscal 1993 and 1994 dividends for non-dairy products. As to patronage dividends to be distributed with respect to Certified's 1995 fiscal year, the Board of Directors approved the issuance of Patronage Certificates evidencing the allocation of an amount of such dividends equal to 40% of the patronage dividends of all divisions, except the dairy division, and 20% of the first and second quarter dairy division patronage dividends. The Patronage Certificates have a seven year term, maturing on December 15, 2002, and will bear interest from the date of issuance at the rate of 7% per annum, payable annually on December 15 in each year, commencing December 15, 1996.

    The following table represents a summary of the Patronage Certificates issued and their respective terms in fiscal 1993 and 1994, as well as the intended issuance and its respective terms for fiscal 1995.

                                AGGREGATE    ANNUAL
            FISCAL              PRINCIPAL   INTEREST    MATURITY
             YEAR                 AMOUNT      RATE        DATE
------------------------------  ----------  ---------   --------
1993..........................  $2,018,000      7%      12/15/00
1994..........................  $2,426,000      8%      12/15/01
1995..........................  $2,117,000      7%      12/15/02

The Company expects to continue to distribute patronage dividends in the future, although there can be no assurance of the amounts of such dividends.

    Patrons are generally required to maintain subordinated deposits with the Company and member-patrons purchase shares of stock of the Company. Upon termination of patron status, the withdrawing patron will be entitled to recover deposits in excess of its obligations to the Company if permitted by the applicable subordination provisions, and a member-patron also will be entitled to have its shares redeemed, subject to applicable legal requirements, Company policies and credit agreement limitations. The Company's current redemption policy limits the Class B Shares that the Company is obligated to redeem in any fiscal year to 5% of the number of Class B Shares deemed outstanding at the end of the preceding fiscal year. In fiscal 1995, this limitation restricted the Company's redemption of shares to 19,414 shares for $3,165,064. In fiscal 1996, the 5% limitation will restrict the Company's redemption of shares to 19,238 shares for $3,190,815. Due to the loss of a number of significant member-patrons, the number of shares tendered for redemption at September 2, 1995 totalled 87,300 (or approximately $14.5 million, using fiscal 1995 year end book values), which exceeds the amount that can be redeemed in fiscal 1996. Consequently, the Company will be required to make redemptions in fiscal 1997, 1998 and 1999, with such redemptions approximating $9.4 million to $9.6 million based on 1995 year end book values and estimated share issuances for those years. The redemption price for shares is based upon their book value as of the end of the year preceding redemption. Cash flow to fund redemption of shares is provided from operations, patron deposits, Patronage Certificates, current shareholdings and borrowings under the Company's credit lines.

IMPACT OF RECENT ACCOUNTING PRONOUNCEMENTS

  IMPAIRMENT OF LONG-LIVED ASSETS

    The FASB issued Statement of Financial Accounting Standards No. 121 "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of", which is effective for fiscal years beginning after December 15, 1995. Accordingly, the Company will conform to the new requirements in fiscal 1997. The Statement establishes guidelines to be used when evaluating long-lived assets, identifiable intangibles, and related goodwill that an entity plans to continue to use in operations for impairment and prescribes the accounting when such assets are determined to be impaired. The Statement also provides guidance on the accounting for similar assets that a company plans to dispose of, except for those assets of a discontinued operation. Impairment losses recorded  on  assets to  be  held and  used  resulting from  the  initial application of the Statement are to be reported in operating income in the period in which the recognition criteria are met, while impairment losses recorded on assets to be disposed of resulting from the initial application of the Statement are to be reported as the cumulative effect of a change in accounting principles. Management estimates that the adoption of this pronouncement will not have a material effect on the Company's consolidated financial position and results of operations.

  POSTEMPLOYMENT BENEFITS

    The FASB issued Statement of Financial Accounting Standards No. 112 "Employers' Accounting for Postemployment Benefits", which is effective for fiscal years beginning after December 15, 1993. Accordingly, the Company has conformed to the new requirements in fiscal 1995. The new accounting standard requires an accrual rather than a pay-as-you-go basis of recognizing expenses for postemployment benefits (provided by an employer to former or inactive employees after termination of employment but before retirement). The effect on its results of operations in fiscal 1995 approximated $1.6 million which it has accrued as a non-cash expense.

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

                       REPORT OF INDEPENDENT ACCOUNTANTS

The Board of Directors
Certified Grocers of California, Ltd.

    We have audited the consolidated balance sheets of Certified Grocers of California, Ltd. and subsidiaries as of September 2, 1995 and September 3, 1994, and the related consolidated statements of earnings, shareholders' equity, and cash flows for each of the three fiscal years in the period ended September 2, 1995. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

    In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of Certified Grocers of California, Ltd. and subsidiaries as of September 2, 1995 and September 3, 1994, and the results of their operations and their cash flows for each of the three fiscal years in the period ended September 2, 1995, in conformity with generally accepted accounting principles.

    As discussed in Note 1 to the consolidated financial statements, the Company changed its method of accounting for income taxes and postretirement benefits other than pensions in 1994 and postemployment benefits in 1995.

                                          COOPERS & LYBRAND L.L.P.

Los Angeles, California
November 27, 1995

             CERTIFIED GROCERS OF CALIFORNIA, LTD. AND SUBSIDIARIES
                          CONSOLIDATED BALANCE SHEETS
                             (DOLLARS IN THOUSANDS)
                    SEPTEMBER 2, 1995 AND SEPTEMBER 3, 1994

                                     ASSETS

                                                                                            1995        1994
                                                                                         ----------  ----------
Current:
  Cash and cash equivalents............................................................  $    7,329  $    7,702
  Accounts and notes receivable........................................................     104,249      96,545
  Inventories..........................................................................     149,432     146,869
  Prepaid expenses.....................................................................       4,789       3,810
  Deferred taxes.......................................................................       2,850       1,204
                                                                                         ----------  ----------
        Total current assets...........................................................     268,649     256,130
Properties.............................................................................      71,816      86,683
Investments............................................................................      22,051      20,274
Notes receivable.......................................................................      25,622      23,335
Other assets...........................................................................      10,465      12,147
                                                                                         ----------  ----------
          TOTAL ASSETS.................................................................  $  398,603  $  398,569
                                                                                         ----------  ----------
                                                                                         ----------  ----------

                                     LIABILITIES AND SHAREHOLDERS' EQUITY

Current:
  Accounts payable.....................................................................  $   86,159  $   82,137
  Accrued liabilities..................................................................      51,018      52,335
  Notes payable........................................................................      11,573       2,978
  Patrons' excess deposits and declared patronage dividends............................      12,214      11,541
                                                                                         ----------  ----------
        Total current liabilities......................................................     160,964     148,991
Notes payable, due after one year......................................................     129,686     149,673
Long-term liabilities..................................................................      12,210       6,566
Commitments and contingencies -- See Notes 11 and 14
Patrons' deposits and certificates:
  Patrons' required deposits...........................................................      17,022      17,589
  Subordinated patronage dividend certificates.........................................       6,561       4,444
Shareholders' equity
  Class A Shares.......................................................................       5,292       4,704
  Class B Shares ......................................................................      56,266      56,593
  Retained earnings ...................................................................      10,488      10,313
  Net unrealized gain (loss) on appreciation (depreciation) of investments.............         114        (304)
                                                                                         ----------  ----------
        Total shareholders' equity.....................................................      72,160      71,306
                                                                                         ----------  ----------
          TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY...................................  $  398,603  $  398,569
                                                                                         ----------  ----------
                                                                                         ----------  ----------

        The accompanying notes are an integral part of these statements.

             CERTIFIED GROCERS OF CALIFORNIA, LTD. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF EARNINGS
                             (DOLLARS IN THOUSANDS)
FOR FISCAL YEARS ENDED SEPTEMBER 2, 1995, SEPTEMBER 3, 1994, AND AUGUST 28, 1993

                                                                        1995          1994          1993
                                                                    ------------  ------------  ------------
Net sales.........................................................  $  1,822,804  $  1,873,872  $  2,007,288
Costs and expenses:
  Cost of sales...................................................     1,653,660     1,698,930     1,823,592
  Distribution, selling and administrative........................       141,947       149,303       153,656
                                                                    ------------  ------------  ------------
Operating income..................................................        27,197        25,639        30,040
Interest expense..................................................       (15,260)      (15,405)      (15,784)
Other income (expense), net.......................................           509        (1,600)         (373)
                                                                    ------------  ------------  ------------
Earnings before patronage dividends, provision for income taxes
  and cumulative effect of accounting change......................        12,446         8,634        13,883
Declared patronage dividends......................................       (11,571)      (10,837)      (12,880)
                                                                    ------------  ------------  ------------
Earnings (loss) before income tax provision and cumulative effect
  of accounting change............................................           875        (2,203)        1,003
Provision for income taxes........................................           106           203           530
                                                                    ------------  ------------  ------------
Earnings (loss) before cumulative effect of accounting change.....           769        (2,406)          473
Cumulative effect of accounting change............................                       2,500
                                                                    ------------  ------------  ------------
Net earnings......................................................  $        769  $         94  $        473
                                                                    ------------  ------------  ------------
                                                                    ------------  ------------  ------------

        The accompanying notes are an integral part of these statements.

             CERTIFIED GROCERS OF CALIFORNIA, LTD. AND SUBSIDIARIES
                CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY
                             (DOLLARS IN THOUSANDS)
FOR FISCAL YEARS ENDED SEPTEMBER 2, 1995, SEPTEMBER 3, 1994, AND AUGUST 28, 1993

                                                                                                        NET UNREALIZED
                                                                                                        GAIN (LOSS) ON
                                                      CLASS A               CLASS B                      APPRECIATION
                                                --------------------  --------------------  RETAINED   (DEPRECIATION) OF
                                                 SHARES     AMOUNT     SHARES     AMOUNT    EARNINGS      INVESTMENTS
                                                ---------  ---------  ---------  ---------  ---------  -----------------
Balance, August 29, 1992......................     53,700  $   4,511    400,713  $  57,809  $  11,487
  Class A Shares issued.......................      1,900        309
  Class A Shares redeemed.....................     (5,900)      (535)                            (424)
  Class B Shares issued.......................                           13,649      2,232
  Class B Shares redeemed.....................                          (20,036)    (2,803)      (451)
  Net earnings................................                                                    473
                                                ---------  ---------  ---------  ---------  ---------
Balance, August 28, 1993......................     49,700      4,285    394,326     57,238     11,085
  Class A Shares issued.......................      6,000        981
  Class A Shares redeemed.....................     (6,600)      (562)                            (517)
  Class B Shares issued.......................                           13,676      2,230
  Class B Shares redeemed.....................                          (19,716)    (2,875)      (349)
  Net earnings................................                                                     94
  Net unrealized loss on depreciation of
   investments (net of deferred tax of
   $157)......................................                                                             $    (304)
                                                ---------  ---------  ---------  ---------  ---------          -----
Balance, September 3, 1994....................     49,100      4,704    388,286     56,593     10,313           (304)
  Class A Shares issued.......................      7,800      1,271
  Class A Shares redeemed.....................     (6,600)      (683)                            (393)
  Class B Shares issued.......................                           15,895      2,637
  Class B Shares redeemed.....................                          (19,414)    (2,964)      (201)
  Net earnings................................                                                    769
  Net unrealized gain on appreciation of
   investments (net of deferred tax of
   $216)......................................                                                                   418
                                                ---------  ---------  ---------  ---------  ---------          -----
Balance, September 2, 1995....................     50,300  $   5,292    384,767  $  56,266  $  10,488      $     114
                                                ---------  ---------  ---------  ---------  ---------          -----
                                                ---------  ---------  ---------  ---------  ---------          -----

        The accompanying notes are an integral part of these statements.

             CERTIFIED GROCERS OF CALIFORNIA, LTD. AND SUBSIDIARIES
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                             (DOLLARS IN THOUSANDS)
FOR FISCAL YEARS ENDED SEPTEMBER 2, 1995, SEPTEMBER 3, 1994, AND AUGUST 28, 1993

                                                                             1995         1994         1993
                                                                          -----------  -----------  -----------
                                                                          (52 WEEKS)   (53 WEEKS)   (52 WEEKS)
Cash flows from operating activities:
Net earnings............................................................   $     769    $      94    $     473
                                                                          -----------  -----------  -----------
  Adjustments to reconcile net earnings to net cash provided by operating activities:
    Gain on sale of investment in affiliate.............................        (511)
    Cumulative effect of accounting change..............................                   (2,500)
    Depreciation and amortization.......................................       9,982       10,680       11,890
    Loss (gain) on disposal of properties...............................         366         (445)           3
    Accrued postretirement benefit costs................................       2,965        2,509
    Accrued postemployment benefit costs................................       1,648
    Accrued supplemental retirement benefit costs.......................       1,003          431          853
    Accrued environmental liabilities...................................         110        1,100          400
    Accrued sublease liability..........................................        (230)       1,228
    Facility relocation.................................................                      520
    Decrease (increase) in assets:
      Accounts and notes receivable.....................................      (7,757)       3,428       26,454
      Inventories.......................................................      (3,976)       1,611       20,480
      Prepaid expenses..................................................      (1,041)         170          180
      Deferred taxes....................................................        (273)
      Notes receivable..................................................         293        2,720       (1,277)
    Increase (decrease) in liabilities:
      Accounts payable..................................................       4,825       (2,741)     (13,940)
      Accrued liabilities...............................................         218        2,584       (7,311)
      Patrons' excess deposits and declared patronage dividends.........         673       (3,205)
                                                                          -----------  -----------  -----------
  Total adjustments ....................................................       8,295       18,090       37,732
                                                                          -----------  -----------  -----------
Net cash provided by operating activities...............................       9,064       18,184       38,205
                                                                          -----------  -----------  -----------
Cash flows from investing activities:
  Purchase of properties................................................      (9,363)      (5,921)      (8,858)
  Proceeds from sales of properties.....................................      12,489        1,295        1,836
  (Increase) decrease in other assets...................................      (1,793)        (244)          43
  Investment in preferred stocks, net...................................        (163)      (2,552)
  Investment in long-term bonds, net....................................        (973)      (3,102)      (2,312)
  Investment in common stock............................................        (180)      (2,320)
  Purchase of intangible assets.........................................                                (1,540)
  Sale of investment in affiliate, net of cash disposed*................        (479)
                                                                          -----------  -----------  -----------
Net cash utilized by investing activities...............................        (462)     (12,844)     (10,831)
                                                                          -----------  -----------  -----------
Cash flows from financing activities:
  Additions to long-term notes payable..................................                                   331
  Reduction of long-term notes payable..................................      (7,534)      (5,934)     (17,360)
  Additions to short-term notes payable.................................                                    38
  Reduction of short-term notes payable.................................      (2,658)      (3,132)      (3,905)
  Decrease in members' required deposits................................        (567)      (1,312)      (5,664)
  Issuance of subordinated patronage dividend certificates..............       2,117        2,421        2,023
  Repurchase of shares from members.....................................      (4,224)      (4,303)      (4,213)
  Issuance of shares to members.........................................       3,891        3,211        2,541
                                                                          -----------  -----------  -----------
Net cash utilized by financing activities...............................      (8,975)      (9,049)     (26,209)
                                                                          -----------  -----------  -----------
Net (decrease) increase in cash and cash equivalents....................        (373)      (3,709)       1,165
Cash and cash equivalents at beginning of year .........................       7,702       11,411       10,246
                                                                          -----------  -----------  -----------
Cash and cash equivalents at end of year................................   $   7,329    $   7,702    $  11,411
                                                                          -----------  -----------  -----------
                                                                          -----------  -----------  -----------
Supplemental disclosure of cash flow information:
Cash paid during the year for:
  Interest..............................................................   $  15,006    $  15,232    $  15,499
  Income taxes .........................................................       2,388           70        1,155
                                                                          -----------  -----------  -----------
                                                                           $  17,394    $  15,302    $  16,654
                                                                          -----------  -----------  -----------
                                                                          -----------  -----------  -----------
*Sale of investment in affiliate, net of cash disposed:
  Working capital, other than cash......................................   $    (980)
  Property, plant and equipment.........................................       1,596
  Note receivable.......................................................      (2,580)
  Other assets..........................................................       1,857
  Proceeds in excess of net assets of affiliate sold, net...............         511
  Long-term debt........................................................        (883)
                                                                          -----------
    Net cash effect from sale of investment in affiliate................   $    (479)
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

    The Company's fiscal year ends on the Saturday nearest to August 31. Fiscal years 1995 and 1993 included 52 weeks, while fiscal 1994 included 53 weeks.

  RECLASSIFICATIONS:

    Certain   reclassifications  have  been  made   to  prior  years'  financial
statements to present them on a basis comparable with the current year's presentation.

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

  POSTRETIREMENT BENEFITS:

    Effective August 29, 1993, the Company implemented Statement of Financial Accounting Standards No. 106, "Employers' Accounting for Postretirement Benefits Other Than Pensions" ("SFAS No. 106"). This statement requires that the cost of these benefits, which are primarily for health care and life insurance, be recognized in the financial statements throughout the employees' active working careers. The Company's previous practice was to expense these costs on a cash basis, principally after retirement. The transition obligation is being amortized on a straight-line basis over twenty years as allowed under SFAS No.
106. The incremental effect on the Company's results of operations for fiscal 1995 and 1994 is approximately $3.0 million and $2.5 million, respectively, which has been accrued as a non-cash expense.

  POSTEMPLOYMENT BENEFITS:

    The FASB issued Statement No. 112 "Employers Accounting for Postemployment Benefits", which is effective for fiscal years beginning after December 15, 1993. Accordingly, the Company conformed to the new requirements in fiscal 1995. The new accounting standard requires an accrual rather than a pay-as-you-go basis of recognizing expenses for postemployment benefits (provided by an employer to former or inactive employees after termination of employment but before retirement). The effect on the Company's results of operations in fiscal 1995 was $1.6 million which has been accrued as a noncash expense.

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

  INCOME TAXES:

    Effective August 29, 1993, the Company adopted Statement of Financial Accounting Standards No. 109, "Accounting for Income Taxes" ("SFAS No. 109"), which requires the use of the liability method of accounting for deferred income taxes. The cumulative effect of this change in accounting principle increased the Company's fiscal 1994 net earnings by $2.5 million.

  INVESTMENTS:

    Effective September 3, 1994 the Company adopted Statement of Financial Accounting Standards No. 115, "Accounting for Certain Investments in Debt and Equity Securities" ("SFAS No. 115"). The cumulative effect of such adoption amounted to an unrealized loss of $304,000, net of deferred taxes of $157,000 and was reported separately in the Consolidated Statements of Shareholders' Equity. There was no effect on the Consolidated Statements of Earnings. The gross amount of $461,000 reflects a non-cash investing activity. At September 2, 1995, the Company had an unrealized gain of $114,000, net of deferred taxes of $59,000 which was reported separately in the Consolidated Statements of Shareholders' Equity. There was no effect on the Consolidated Statements of Earnings. The gross amount of $173,000 reflects a non-cash investing activity. Investment income is recorded in the Consolidated Statements of Earnings when earned.

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

    The cost of securities sold is determined by the specific identification method.

2.  PROPERTIES:

    Properties at September 2, 1995, and September 3, 1994 stated at cost, are comprised of:

                                                                                  1995        1994
                                                                               ----------  ----------
                                                                               (DOLLARS IN THOUSANDS)
Land.........................................................................  $    8,856  $   11,488
Buildings and leasehold improvements.........................................      64,321      71,854
Equipment....................................................................      65,849      64,637
Equipment under capital leases...............................................       9,259      10,345
                                                                               ----------  ----------
                                                                                  148,285     158,324
Less, accumulated depreciation and
  amortization...............................................................      76,469      71,641
                                                                               ----------  ----------
                                                                               $   71,816  $   86,683
                                                                               ----------  ----------
                                                                               ----------  ----------

             CERTIFIED GROCERS OF CALIFORNIA, LTD. AND SUBSIDIARIES NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

3.  INVESTMENTS:

    The amortized cost and fair values of investments available-for-sale were as follows:

                                                                            GROSS          GROSS
                                                            AMORTIZED    UNREALIZED     UNREALIZED      FAIR
SEPTEMBER 2, 1995                                             COSTS         GAINS         LOSSES        VALUE
---------------------------------------------------------  -----------  -------------  -------------  ---------
                                                                          (DOLLARS IN THOUSANDS)
Fixed Maturities:
  U.S. Treasury securities and obligations of U.S.
   government corporations and agencies..................   $   9,941     $     138      $      83    $   9,996
  Corporate securities...................................       1,765            57             14        1,808
  Mortgage backed securities.............................         933            19              1          951
                                                           -----------        -----            ---    ---------
    Sub-total............................................      12,639           214             98       12,755
Redeemable preferred stock...............................       6,696            58              1        6,753
Equity securities........................................       2,543                                     2,543
                                                           -----------        -----            ---    ---------
                                                            $  21,878     $     272      $      99    $  22,051
                                                           -----------        -----            ---    ---------
                                                           -----------        -----            ---    ---------

                                                                            GROSS          GROSS
                                                            AMORTIZED    UNREALIZED     UNREALIZED      FAIR
SEPTEMBER 3, 1994                                             COST          GAINS         LOSSES        VALUE
---------------------------------------------------------  -----------  -------------  -------------  ---------
                                                                          (DOLLARS IN THOUSANDS)
Fixed Maturities:
  U.S. Treasury securities and obligations of U.S.
   government corporations and agencies..................   $  10,102     $      10      $     415    $   9,697
  Corporate securities...................................         306                            8          298
  Mortgage backed securities.............................       1,455             1             49        1,407
                                                           -----------          ---          -----    ---------
    Sub-total............................................      11,863            11            472       11,402
Redeemable preferred stock...............................       6,552                                     6,552
Equity securities........................................       2,320                                     2,320
                                                           -----------          ---          -----    ---------
                                                            $  20,735     $      11      $     472    $  20,274
                                                           -----------          ---          -----    ---------
                                                           -----------          ---          -----    ---------

             CERTIFIED GROCERS OF CALIFORNIA, LTD. AND SUBSIDIARIES NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

    Fixed maturity investments are due as follows:

                                                                                   AMORTIZED      FAIR
SEPTEMBER 2, 1995                                                                    COST         VALUE
--------------------------------------------------------------------------------  -----------  -----------
                                                                                   (DOLLARS IN THOUSANDS)
Fixed Maturities Available for Sale:
  Due in one year or less.......................................................   $     300    $     304
  Due after one year through five years.........................................       4,420        4,438
  Due after five years through ten years........................................       4,475        4,481
  Due after ten years...........................................................       3,444        3,532
                                                                                  -----------  -----------
                                                                                   $  12,639    $  12,755
                                                                                  -----------  -----------
                                                                                  -----------  -----------

                                                                                   AMORTIZED      FAIR
SEPTEMBER 3, 1994                                                                    COST         VALUE
--------------------------------------------------------------------------------  -----------  -----------
                                                                                   (DOLLARS IN THOUSANDS)
Fixed Maturities Available for Sale:
  Due in one year or less.......................................................   $     852    $     828
  Due after one year through five years.........................................       7,292        7,042
  Due after five years through ten years........................................       2,790        2,632
  Due after ten years...........................................................         929          900
                                                                                  -----------  -----------
                                                                                   $  11,863    $  11,402
                                                                                  -----------  -----------
                                                                                  -----------  -----------

    Expected maturities will differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties. Mortgage-backed securities are shown as being due at their average expected maturity dates.

    Investment income is summarized as follows:

                                                                                    1995       1994       1993
                                                                                  ---------  ---------  ---------
                                                                                      (DOLLARS IN THOUSANDS)
Fixed Maturities................................................................  $   1,469  $   1,094  $   1,267
Preferred Stock.................................................................        563        461        311
Cash and cash equivalents.......................................................        171         95        122
                                                                                  ---------  ---------  ---------
                                                                                      2,203      1,650      1,700
Less: investment expenses.......................................................        (85)      (110)       (64)
                                                                                  ---------  ---------  ---------
    Net investment income.......................................................  $   2,118  $   1,540  $   1,636
                                                                                  ---------  ---------  ---------
                                                                                  ---------  ---------  ---------

    Investments carried at fair values of $11,272,000 and $7,625,000 at September 2, 1995 and September 3, 1994, respectively, are on deposit with regulatory authorities in compliance with insurance company regulations.

             CERTIFIED GROCERS OF CALIFORNIA, LTD. AND SUBSIDIARIES NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

4.  NOTES PAYABLE:

    Notes payable at September 2, 1995 and September 3, 1994 are summarized as follows:

                                                                                  1995        1994
                                                                               ----------  ----------
                                                                               (DOLLARS IN THOUSANDS)
Notes payable to banks under revolving credit agreements, expiring March 17,
  1997, interest rate at prime (8.75% and 7.75% at September 2, 1995 and
  September 3, 1994, respectively) plus 1/2% or Eurodollar (5.88% and 4.81%
  at September 2, 1995 and September 3, 1994, respectively) plus 1 1/2%......  $   53,439  $   59,352
Note payable to banks under revolving credit agreements, expiring March 17,
  1997, interest rate at prime (8.75% and 7.75% at September 2, 1995 and
  September 3, 1994, respectively) plus 1/2% or Eurodollar (5.88% and 4.81%
  at September 2, 1995 and September 3, 1994, respectively) plus 1 1/2%......      15,500      18,000
Subordinated note payable to a life insurance company, due April 1, 1999, interest rate of 10.8%, $8,750,000 due April 1 each year beginning in
  1996.......................................................................      35,000      35,000
Senior note payable to a life insurance company, collateralized through an inter-creditor agreement with banks under the revolving credit agreement of
  $135 million, due January 15, 2005, interest rate of 9.55%, $62,500 due monthly each year beginning in 1992 through 2000 and then $220,833 monthly
  until maturity.............................................................      16,500      17,250
Notes payable, collateralized by land and warehouses, payable monthly,
  approximately $60,000 plus interest at 9.88%, due February 1, 2006.........      14,462      15,211
Obligations under capital leases.............................................       6,358       7,838
                                                                               ----------  ----------
                                                                                  141,259     152,651
Less, portion due within one year............................................     (11,573)     (2,978)
                                                                               ----------  ----------
                                                                               $  129,686  $  149,673
                                                                               ----------  ----------
                                                                               ----------  ----------

    Maturities of long-term debt as of September 2, 1995 are:

                                                                       (DOLLARS IN
                                                                        THOUSANDS)
1996.................................................................  $ 11,573
1997.................................................................    80,397
1998.................................................................    11,337
1999.................................................................    11,353
2000.................................................................     4,039
Beyond 2000..........................................................    22,560
                                                                       ------------
                                                                       $141,259
                                                                       ------------
                                                                       ------------

    Weighted average interest rates on short-term borrowings for fiscal year ends 1995, 1994, and 1993 approximated 9.57%, 9.71%, and 9.14%, respectively. Weighted average interest rates during each fiscal year, calculated on a quarterly basis, approximated respective year end average rates. The average amounts of short-term borrowings outstanding during fiscal years 1995, 1994, and 1993 were $5,170,000, $3,147,000, and $3,206,000 respectively. Short-term borrowings amounted to as much as $11,573,000 in 1995, $3,158,000 in 1994 and $3,616,000 in 1993.

             CERTIFIED GROCERS OF CALIFORNIA, LTD. AND SUBSIDIARIES NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

    The Company has two credit agreements with certain banks that provide for committed lines of credit. These credit lines are available for general working capital, acquisitions, and maturing long-term debt. At the end of fiscal year 1995, the Company had $160 million in committed lines of credit, of which $91.1 million was not utilized. The unused portion of these credit lines are subject to annual commitment fees of 0.375%.

    The credit agreements contain various financial covenants pertaining to working capital, debt-to-equity relationships, tangible net worth, earnings, and similar provisions. In addition, on the required portion of member deposits and redemption of Class A and Class B Shares, no payment may be made if there exists a default with respect to any senior indebtedness, as defined, until such default has been cured or waived or until such senior indebtedness has been paid in full.

    One credit agreement of $135 million is collateralized by accounts receivable, inventory and certain other assets, excluding equipment and real property. The maturity date is March 17, 1997, but is subject to extension by the mutual consent of the Company and the banks. The agreement provides for Eurodollar basis or prime basis borrowings at the Company's option.

    The other credit agreement for $25 million is collateralized by Grocers Capital Company's ("GCC") receivables. The maturity date is March 17, 1997, but is subject to extension by the mutual consent of the Company and the banks. The agreement provides for prime basis or Eurodollar basis borrowings at the Company's option.

    As a result of maturing long-term debt (a non-cash financing activity), the Company reclassified from long to short-term debt $11,570,000, $2,978,000 and $3,088,000 in fiscal 1995, 1994 and 1993, respectively.

    The fair values of the Company's notes payable, excluding obligations under capital leases, approximated $133 million at September 2, 1995. Rates currently available to the Company for debt with similar terms and remaining maturities are used to estimate the fair values of notes payable.

5.  LEASES:

    The Company has entered into both operating and capital leases for certain warehouse, transportation and data processing computer equipment. The Company has also entered into operating leases for approximately 36 retail supermarkets. The majority of these locations are subleased to various member-patrons of the Company. The operating leases and subleases are noncancellable, renewable, include purchase options in certain instances, and require payment of taxes, insurance and maintenance. In addition, the Company is contingently liable with respect to lease guarantees for certain member-patrons. The total commitment for such lease guarantees approximates $33.3 million to $37.2 million. The Company's security respecting these lease guarantees is discussed in Note 12 under "Concentration of Credit Risk."

    Total rent expense  was $21,051,000, $22,707,000,  and $23,326,000 in  1995,
1994, and 1993 respectively. Sublease rental income was $5,308,000, $4,713,000, and $4,657,000 in 1995, 1994, and 1993 respectively.

             CERTIFIED GROCERS OF CALIFORNIA, LTD. AND SUBSIDIARIES NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

    Minimum rentals (exclusive of real estate taxes, insurance, and other expenses payable under the terms of the leases) as of September 2, 1995, are summarized as follows:

                                                                     CAPITAL LEASES   OPERATING LEASES
                                                                     ---------------  ----------------
                                                                          (DOLLARS IN THOUSANDS)
1996...............................................................     $   2,351       $     19,807
1997...............................................................         1,036             17,982
1998...............................................................           982             13,186
1999...............................................................           852             10,737
2000...............................................................           852              9,161
Beyond 2000........................................................           340             54,675
                                                                           ------           --------
  Total minimum lease payments.....................................         6,413       $    125,548
                                                                                            --------
                                                                                            --------
Less, amount representing interest.................................            55
                                                                           ------
Present value of net minimum lease payments........................         6,358
Less, current portion..............................................         1,247
                                                                           ------
  Total long-term portion..........................................     $   5,111
                                                                           ------
                                                                           ------

    Minimum sublease rentals (exclusive of real estate taxes, insurance and other expenses payable under the terms of the leases) as of September 2, 1995, are summarized as follows:

                                                                                      OPERATING LEASES
                                                                                    --------------------
                                                                                        (DOLLARS IN
                                                                                         THOUSANDS)
1996..............................................................................       $    6,404
1997..............................................................................            6,313
1998..............................................................................            4,213
1999..............................................................................            3,624
2000..............................................................................            3,114
Beyond 2000.......................................................................           22,645
                                                                                            -------
                                                                                         $   46,313
                                                                                            -------
                                                                                            -------

    In fiscal 1995, the Company completed a sale leaseback transaction with Trinet Corporate Realty Trust, Inc. ("Trinet"), an unaffiliated third party. The total sales price for the property was $11,500,000. Concurrent with the sale of the real property, the Company and Trinet entered into a twenty year lease of the property, with two ten year extension options. The monthly rental is approximately $108,000 and is subject to CPI adjustment commencing on the first day of the sixth, eleventh and sixteenth years. However, such CPI adjustments shall not exceed four percent per annum on a cumulative basis during each five year period. The gain on this transaction was $1.2 million of which $41,000 of the deferred gain was recognized during fiscal 1995 in accordance with SFAS 13.

             CERTIFIED GROCERS OF CALIFORNIA, LTD. AND SUBSIDIARIES NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

6.  INCOME TAXES:

    The significant components of income tax expense (benefit) attributable to continuing operations are summarized as follows:

                                                                    1995       1994       1993
                                                                  ---------  ---------  ---------
                                                                      (DOLLARS IN THOUSANDS)
Federal:
  Current tax expense...........................................  $     290  $   2,049  $     396
  Utilization of net operating loss carryforwards...............                  (800)
  Deferred tax (benefit) expense................................        (72)    (1,156)        58
                                                                  ---------  ---------  ---------
                                                                        218         93        454
                                                                  ---------  ---------  ---------
State:
  Current tax expense...........................................        114        377         57
  Deferred tax (benefit) expense................................       (226)      (267)        19
                                                                  ---------  ---------  ---------
                                                                       (112)       110         76
                                                                  ---------  ---------  ---------
                                                                  $     106  $     203  $     530
                                                                  ---------  ---------  ---------
                                                                  ---------  ---------  ---------

    The Company's income taxes currently payable in 1995 and 1994 are in part due to alternative minimum tax.

    The effects of temporary differences and other items that give rise to deferred tax assets and deferred tax liabilities are presented below:

                                                                            SEPTEMBER 2,  SEPTEMBER 3,
                                                                                1995          1994
                                                                            ------------  ------------
                                                                              (DOLLARS IN THOUSANDS)
Deferred tax assets:
  Accounts receivable.....................................................   $    2,223    $      895
  Accrued vacation/incentives.............................................          808           299
  Closed store reserves...................................................          562           632
  Lease reserve...........................................................          483           528
  Deferred income.........................................................          597
  Insurance reserves......................................................        1,736         1,789
  Postretirement/Postemployment benefits other than pension...............        4,366           505
  Alternative minimum tax credits.........................................        1,810         1,948
  Tax credits.............................................................          110           277
  Net operating loss carryforwards........................................           93           571
  Other...................................................................        1,362           638
                                                                            ------------  ------------
    Total gross deferred tax assets.......................................       14,150         8,082
  Less valuation allowance................................................       (1,400)       (1,400)
                                                                            ------------  ------------
    Deferred tax assets...................................................   $   12,750    $    6,682
                                                                            ------------  ------------
                                                                            ------------  ------------
Deferred tax liabilities:
  Property, plant and equipment...........................................   $    4,561    $    2,029
  Capitalized software....................................................        1,380
  Intangible asset........................................................        1,878
  Deferred state taxes....................................................          349           273
  Other...................................................................          341           195
                                                                            ------------  ------------
    Total gross deferred tax liabilities..................................   $    8,509    $    2,497
                                                                            ------------  ------------
                                                                            ------------  ------------
    Net deferred tax asset................................................   $    4,241    $    4,185
                                                                            ------------  ------------
                                                                            ------------  ------------

    A valuation allowance is provided to reduce the deferred tax assets to a level which, more likely than not, will be realized. The remaining balance of the net deferred tax assets should be realized through future operating results, and the reversal of taxable temporary differences, and tax planning strategies.

             CERTIFIED GROCERS OF CALIFORNIA, LTD. AND SUBSIDIARIES NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

    The provision for income taxes at the Company's effective tax rate differed from the provision for income taxes at the statutory rate as follows:

                                                              1995     1994     1993
                                                              -----   -------   -----
                                                              (DOLLARS IN THOUSANDS)
Federal income tax expense (benefit) at the statutory
 rate.......................................................  $ 297   $  (749)  $ 341
State income taxes, net of federal income tax benefit.......    (75)       73      50
Loss on insurance subsidiary not recognized for federal
 taxes......................................................                       67
Dividend received deduction.................................   (128)     (105)    (74)
Permanent differences.......................................     68        96      68
Alternative minimum tax.....................................              385
Increase in valuation allowance.............................              392
Other, net..................................................    (56)      111      78
                                                              -----   -------   -----
Provision for income taxes..................................  $ 106   $   203   $ 530
                                                              -----   -------   -----
                                                              -----   -------   -----

    At September 2, 1995, the Company has alternative minimum tax credit carryforwards of approximately $1.8 million available to offset future regular income taxes payable to the extent such regular taxes exceed alternative minimum taxes payable.

7.  SUBORDINATED PATRONAGE DIVIDEND CERTIFICATES:

    In December 1992, the Company's Board of Directors (the "Board") authorized a patronage dividend retention program to be effective commencing with the dividends payable for fiscal 1993, whereby Certified retains a portion of the patronage dividends and issues Patronage Certificates (the "Certificates") evidencing its indebtedness respecting the retained amounts. In addition, the program provides for the issuance of the Certificates to patrons on an annual basis in a portion and at an interest rate to be determined annually by the Board of Directors. However, as to any particular patron, if the amount of the retention is less than a specified minimum (presently $500), then no retention occurs and a Certificate is not issued. Certificates for each year are unsecured general obligations of Certified, are subordinated to certain other Certified indebtedness, and are nontransferable without the consent of Certified. The certificates are subject to redemption, at any time in whole and from time to time in part, without premium, at the option of Certified.

    The Board of Directors determined that in fiscal years 1993 and 1994, the portion of the patronage dividend retained and evidenced by the issuance of Certificates was 20% of the fourth quarter dividend for dairy products in fiscal 1993, 20% of the quarterly dairy patronage dividends for fiscal 1994 and 40% of the fiscal 1993 and 1994 dividends for non-dairy products. The Board of Directors approved the patronage dividend retention program for fiscal year 1995. As to patronage dividends to be distributed with respect to Certified's 1995 fiscal year, Certificates will be issued evidencing the allocation of an amount of such dividends equal to 40% of the patronage dividends of all divisions, except the dairy division, and 20% of the first and second quarter dairy division patronage dividends. The Certificates issued for fiscal 1995 have a seven year term, maturing on December 15, 2002, and will bear interest from the date of issuance at the rate of 7% per annum, payable annually on December 15 in each year, commencing December 15, 1996.

    The following table represents a summary of the Certificates issued and their respective terms in fiscal 1993 and 1994, as well as the intended issuance and its respective terms for fiscal 1995.

                                AGGREGATE    ANNUAL
            FISCAL              PRINCIPAL   INTEREST    MATURITY
             YEAR                 AMOUNT      RATE        DATE
------------------------------  ----------  ---------   --------
1993..........................  $2,018,000      7%      12/15/00
1994..........................  $2,426,000      8%      12/15/01
1995..........................  $2,117,000      7%      12/15/02

    The Company expects to continue to distribute patronage dividends in the future, although there can be no assurance of the amounts of such dividends.

             CERTIFIED GROCERS OF CALIFORNIA, LTD. AND SUBSIDIARIES NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

8.  CAPITAL SHARES:

    The Company requires that each member-patron hold 100 Class A shares. Each member-patron must also hold Class B Shares having combined issuance values equal to the lesser of the amount of the member-patron's required deposit or twice the member-patron's average weekly purchases (the "Class B Share requirement"). For this purpose, each Class B Share held by a member-patron has an issuance value equal to the book value of Certified's outstanding shares as of the close of the fiscal year last ended prior to the issuance of such Class B Share.

    After payment of at least 20% of the patronage dividend in cash and the issuance of the Patronage Certificates, Class B Shares are issued as a portion of each member-patron's patronage dividend and, to the extent necessary to fulfill the member-patron's Class B Share requirement, by crediting the member-patron's cash deposit account for the issuance values of such shares.

    All shares of a terminated member will be redeemed by the Company (subject to certain legal limitations, provisions of the Company's redemption policy, and provisions of certain of the Company's committed lines of credit) at a price equal to the book value of the shares as of the close of the fiscal year ended prior to the redemption, less all amounts that may be owing by the member to the Company. All shares are pledged to the Company to secure the Company's redemption rights and as collateral for all obligations to the Company. The Company is not obligated in any fiscal year to redeem more than 5% of the sum of the number of Class B Shares outstanding as of the close of the preceding fiscal year and the number of Class B Shares issued as a part of the patronage dividend for the preceding year (the "5% limit"). Thus, shares tendered for redemption in a given fiscal year may not necessarily be redeemed in that fiscal year. The 5% limit for fiscal year 1996 will allow for redemption of 19,238 shares. The following table summarizes the Class B Shares tendered and presently approved for redemption, shares redeemed, and the remaining number of shares pending redemption:

                    FISCAL
                     YEAR                         TENDERED     REDEEMED     REMAINING
                    ------                       -----------  -----------  -----------     BOOK
                                                                                           VALUE
                                                                                        -----------
                                                                                        (DOLLARS IN
                                                                                        THOUSANDS)
1991...........................................      40,962       20,020       20,942    $   3,577
1992...........................................      48,543       20,038       49,447        8,031
1993...........................................      29,019       20,036       58,430        9,555
1994...........................................      39,637       19,716       78,351       12,773
1995...........................................      25,511       19,414       84,448       14,007
1996 (through December 1995)...................       2,852       19,238       68,062       11,289

Because the 5% limit for fiscal year 1996 has been met, the remaining 68,062 shares (or approximately $11.3 million, using fiscal 1995 year end book values) not redeemed in fiscal year 1996 as well as the redemption of any additional Class B Shares tendered during fiscal 1996 will require the prior approval of the Company's Board of Directors. At present, such approvals are not expected to be given. Accordingly, since the Company's fiscal 1996 5% share redemption limitation has been met, future redemptions for the 1996 fiscal year will be postponed. The total of Class B Shares tendered and awaiting redemption has caused the 5% limit for fiscal 1996, and will cause the limits for fiscal 1997 through 1999 to be met, thereby delaying the redemption of Class B Shares in excess of such limit. The redemptions required for fiscal years 1997 through 1999 approximate $9.4 million to $9.6 million based on 1995 year end book values and estimated share issuances for those years. Cash flow to fund redemption of shares is provided from operations, patron deposits, Patronage Certificates, current shareholdings and borrowings under the Company's credit lines. Any additional large tenderings of Class B Shares could also potentially cause future year 5% limitations to be exceeded. Therefore, the Company's ability to redeem additional shares in excess of the 5% limit without prior approval of the Board may also be limited.

             CERTIFIED GROCERS OF CALIFORNIA, LTD. AND SUBSIDIARIES NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

    There are 500,000 authorized Class A Shares, of which 50,300 and 49,100 were outstanding at September 2, 1995 and September 3, 1994, respectively. There are 2,000,000 authorized Class B Shares, of which 384,767 and 388,286 were outstanding at September 2, 1995 and September 3, 1994, respectively. Once redeemed, such shares are not available for reissuance to member-patrons.

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

    There are also 15 authorized Class C Shares of which 15 are outstanding. These shares are valued at $10 per share, and ownership is limited to members of the Board of Directors with no rights as to dividends or other distributions.

9.  BENEFIT PLANS:

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

             CERTIFIED GROCERS OF CALIFORNIA, LTD. AND SUBSIDIARIES NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

    The funded status of the plan and the amounts recognized in the balance sheet are:

                                                                                     1995       1994       1993
                                                                                   ---------  ---------  ---------
                                                                                       (DOLLARS IN THOUSANDS)
Actuarial present value of benefit obligations:
  Accumulated benefit obligations, including vested
    benefits.....................................................................  $  24,416  $  24,519  $  22,025
  Effect of assumed future increase in compensation
    levels.......................................................................     10,319     10,380     10,025
                                                                                   ---------  ---------  ---------
  Projected benefit obligation for services rendered to
    date.........................................................................     34,735     34,899     32,050
Plan assets at fair value........................................................     32,593     31,538     31,185
                                                                                   ---------  ---------  ---------
Plan assets in deficiency of projected benefit obligations.......................      2,142      3,361        865
Unrecognized net gain............................................................     (6,094)    (6,092)    (3,544)
Unrecognized transition asset....................................................      1,839      2,148      2,457
Unrecognized prior service cost..................................................        342        381        (99)
                                                                                   ---------  ---------  ---------
Accrued (Prepaid) pension costs at June 1........................................     (1,771)      (202)      (321)
                                                                                   ---------  ---------  ---------
Fourth quarter contribution......................................................     --           (321)      (382)
Fourth quarter net periodic pension cost.........................................        326        229        338
                                                                                   ---------  ---------  ---------
Accrued (Prepaid) pension cost at fiscal year end................................  $  (1,445) $    (294) $    (365)
                                                                                   ---------  ---------  ---------
Net pension cost for the fiscal year ending included the following components:
  Service cost -- benefits earned during the period..............................  $   1,398  $   1,385  $   1,447
  Interest cost on projected benefit obligation..................................      2,650      2,425      2,405
  Actual return on plan assets...................................................     (2,845)    (2,628)    (2,419)
  Net amortization and deferral..................................................        100       (266)       (82)
                                                                                   ---------  ---------  ---------
  Net periodic pension cost......................................................  $   1,303  $     916  $   1,351
                                                                                   ---------  ---------  ---------
Major assumptions:
  Assumed discount rate..........................................................       7.50%      7.50%      7.50%
  Assumed rate of future compensation increases..................................       5.50%      5.50%      5.50%
  Expected rate of return on plan assets.........................................       8.50%      8.50%      8.50%

    The method used to compute the vested benefit obligation is the actuarial present value of the vested benefits to which the employee is entitled if the employee separates immediately. The vested benefit obligation was $24,007,000, $24,029,000, and $21,442,000 in 1995, 1994, and 1993, respectively.

    The Company also made contributions of $5,368,000, $4,820,000, and $5,155,000 in 1995, 1994, and 1993, respectively to collectively bargained, multiemployer defined benefit pension plans in accordance with the provisions of negotiated labor contracts. Information from the plans' administrators is not available to permit the Company to determine its proportionate share of termination liability, if any.

    The Company has an Employees' Sheltered Savings Plan ("SSP"), which is a defined contribution plan, adopted pursuant to Section 401(k) of the Internal Revenue Code for its nonunion employees. The Company matches each dollar deferred up to 4% of compensation and, at its discretion, matches 40% of amounts deferred between 4% and 8%. At the end of each fiscal year, the Company also contributes an amount equal to 2% of the compensation of those participants employed at that date. The Company contributed approximately $2,100,000, $2,200,000, and $2,200,000 in 1995, 1994, and 1993 respectively.

    Also, the Company has an Employee Savings Plan ("ESP"), which is a defined contribution plan, subject to the provisions of the Employee Retirement Income Security Act of 1974, for all union and

             CERTIFIED GROCERS OF CALIFORNIA, LTD. AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED) nonunion employees hired prior to March 1, 1983. Subsequent to March 1, 1983, the Company's contribution to the ESP in any fiscal year is based on net earnings as a percentage of total sales and is applicable to union employees only. In the event net earnings are less than 1.5% of total sales, no contribution is required. All corporate (nonunion) employees who had a previous balance in the ESP Plan had their balances transferred to the SSP Plan effective first quarter of fiscal 1992. No expense was incurred in fiscal years 1995, 1994 and 1993.

    In September 1994, the Board of Directors authorized a new supplemental executive pension plan (effective January 4, 1995) which provides retirement income to certain officers based on each participant's final salary and years of service with the Company. The plan, called the Company's Executive Salary Protection Plan ("ESPP II"), provides additional post-termination retirement income based on each participant's final salary and years of service with the Company. The funding of this benefit will be facilitated through the purchase of life insurance policies, the premiums of which will be paid by the Company and participant contributions.

    ESPP II supersedes and replaces the Executive Salary Protection Plan I ("ESPP I"). Under ESPP I, Certified purchased life insurance policies for certain officers. Upon reaching age 65 (or upon termination, if earlier), the employee was given the cash surrender value of the policy, plus any additional income taxes incurred by the employee as a result of such distribution.

    The plan is unfunded. The amounts recognized in the balance sheet are:

                                                                                                 1995
                                                                                              -----------
                                                                                              (DOLLARS IN
                                                                                              THOUSANDS)
Actuarial present value of benefit obligations:
  Accumulated benefit obligations, including vested benefits................................   $   3,026
  Effect of assumed future increase in compensation levels..................................         282
                                                                                              -----------
  Projected benefit obligation for services rendered to date................................       3,308
Plan assets at fair value...................................................................      --
                                                                                              -----------
Plan assets in deficiency of projected benefit obligation...................................       3,308
Unrecognized net gain (loss)................................................................        (217)
Unrecognized transition asset...............................................................
Unrecognized prior service cost.............................................................      (1,659)
                                                                                              -----------
Accrued (prepaid) pension cost as of June 1.................................................       1,432
                                                                                              -----------
Fourth quarter contributions................................................................         (20)
Fourth quarter net periodic pension cost....................................................         130
Additional minimum liability................................................................       1,484
                                                                                              -----------
Accrued (prepaid) pension cost at fiscal year end...........................................   $   3,026
                                                                                              -----------

    The  additional  minimum liability  represents  the excess  of  the unfunded
Accumulated Benefit Obligation over previously accrued pension costs. A corresponding intangible asset was recorded as an offset to this additional liability as prescribed.

             CERTIFIED GROCERS OF CALIFORNIA, LTD. AND SUBSIDIARIES NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

    The net periodic pension cost for the fiscal year ending included the following components:

                                                                                                    1995
                                                                                                  ---------
Service cost -- benefits attributed to service during the period................................  $     136
Interest cost on projected benefit obligation...................................................        168
Actual return on plan assets....................................................................
Net amortization and deferral...................................................................         85
                                                                                                  ---------
Net periodic pension cost.......................................................................  $     389
                                                                                                  ---------
Major Assumptions:
  Assumed discount rate.........................................................................       7.50%
  Assumed rate of future compensation increases.................................................       4.00%
  Expected rate of return on plan assets........................................................       8.50%

    The method used to compute the vested benefit obligation is the actuarial present value of the vested benefits to which the employee is entitled if the employee separates immediately. The vested benefit obligation was $3,026,000 in 1995.

10.  POSTRETIREMENT BENEFIT PLANS OTHER THAN PENSIONS:

    The Company sponsors postretirement benefit plans that cover both nonunion and union employees. Nonunion employees are eligible for a plan providing medical benefits. A certain group of retired nonunion employees participate in a plan providing life insurance benefits for which currently active nonunion employees are no longer eligible. Most union and all nonunion employees have separate plans providing a lump sum payout for unused days in the sick leave bank. The postretirement health care plan is contributory for nonunion employees retiring after January 1, 1990, with the retiree contributions adjusted annually; the life insurance plan and the sick leave payout plans are noncontributory.

             CERTIFIED GROCERS OF CALIFORNIA, LTD. AND SUBSIDIARIES NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

    The plans are unfunded. The amounts recognized in the balance sheet are:

                                                                                     1995        1994
                                                                                  ----------  ----------
                                                                                  (DOLLARS IN THOUSANDS)
Accumulated postretirement benefit obligation:
  Retirees......................................................................  $   10,335  $   11,496
  Fully eligible active plan participants.......................................       3,783       4,622
  Other active plan participants................................................       8,927       9,117
                                                                                  ----------  ----------
Accumulated postretirement benefit obligation...................................      23,045      25,235
Unrecognized transition obligation..............................................     (20,224)    (21,348)
Unrecognized prior service cost.................................................
Unrecognized net gain (loss)....................................................       1,912      (2,013)
                                                                                  ----------  ----------
Accrued postretirement benefit cost at June 1...................................       4,733       1,874
Fourth quarter contributions....................................................        (303)       (294)
Fourth quarter net periodic postretirement benefit cost.........................       1,044         929
                                                                                  ----------  ----------
Accrued postretirement benefit cost.............................................  $    5,474  $    2,509
                                                                                  ----------  ----------
                                                                                  ----------  ----------
Net periodic postretirement benefit cost for the fiscal year ending included the following components:

                                                                                     1995        1994
                                                                                  ----------  ----------
                                                                                  (DOLLARS IN THOUSANDS)
 Service cost -- benefits attributed to service during the period...............  $      867  $      654
  Interest cost on accumulated postretirement benefit obligation................       2,052       1,915
  Amortization of transition obligation over 20 years...........................       1,124       1,124
  Net amortization and deferral.................................................         133          21
                                                                                  ----------  ----------
  Net periodic postretirement benefit cost......................................  $    4,176  $    3,714
                                                                                  ----------  ----------
                                                                                  ----------  ----------

    For measurement purposes, a 9.5 percent annual rate of increase in the per capita cost of covered health care benefits was assumed for fiscal year 1996; the rate was assumed to decrease gradually to 6 percent in fiscal 2002 and remain at the level thereafter. The health care cost trend rate assumption has a significant effect on the amounts reported. To illustrate, increasing the assumed health care cost trend rates by 1 percentage point in each year would increase the accumulated postretirement benefit obligation as of September 2, 1995 by $3,174,000 and the aggregate benefit cost for the year then ended by $470,000.

    The weighted-average discount rate used in determining the accumulated postretirement benefit obligation was 8 percent.

    The Company's union employees participate in a multiemployer plan that provides health care benefits. Amounts charged to postretirement benefit cost and contributed to the plan totaled $1.3 million in fiscal year 1995 and 1994.

    Prior to the adoption of SFAS No. 106, the Company recognized the cost of providing those benefits under the insurance agreement by expensing the claims and administrative fees when paid, which for active and retired employees totalled $5,890,000 in 1993. The portion of the cost of providing those benefits for 164 retirees in fiscal 1993 was approximately $1.2 million.

11.  CONTINGENCIES:

    LITIGATION. The Company is a defendant in a number of cases currently in litigation or potential claims encountered in the normal course of business which are being vigorously defended. In the opinion of management, the resolutions of these matters will not have a material adverse effect on the Company's financial position or results of operations.

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

    The Company appealed the initial findings of the EPA on August 16, 1993 concerning the quantity of disposed waste allocated to the Company. Management recorded an initial liability of $400,000 for fiscal 1993 for the first three phases of the five-phase cleanup. The initial liability was based on estimated cleanup costs of $2 per gallon on approximately 200,000 gallons disposed at the site. In August 1995, the EPA finalized the Company's allocated share of the cleanup cost (approximately $380,000) for the first three phases of the cleanup.

    The EPA also informed the Company of phases 4 and 5, which include final remedy and ground water treatment, and a 30 year post-cleanup site control and monitoring. The estimated costs of these two phases, together with the first three phases, are reserved in the financial statements. As of September 2, 1995, the total reserve established in respect to environmental liabilities is $1.6 million. The Company is pursuing recovery of a portion of this amount from its insurance carriers.

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

12.  CONCENTRATION OF CREDIT RISK:

    Financial instruments which potentially expose the Company to concentrations of credit risk consist primarily of trade receivables and lease guarantees for certain member-patrons. These concentrations of credit risk may be affected by changes in economic or other conditions affecting the Western United States, particularly California. However, management believes that receivables are well diversified and the allowances for doubtful accounts are sufficient to absorb estimated losses. Obligations of member-patrons to the Company, including lease guarantees, are generally supported by the Company's right of offset, upon default, against the member-patrons' cash deposits, shareholdings and Patronage Certificates, as well as personal guarantees and reimbursement and indemnification agreements.

13.  FAIR VALUE OF FINANCIAL INSTRUMENTS:

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

             CERTIFIED GROCERS OF CALIFORNIA, LTD. AND SUBSIDIARIES NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

    The following table presents the carrying values and the estimated fair values as of September 2, 1995 and September 3, 1994, of the Company's financial instruments reportable pursuant to SFAS No. 107:

                                                                  1995                    1994
                                                         ----------------------  ----------------------
                                                          CARRYING   ESTIMATED    CARRYING   ESTIMATED
                                                           VALUE     FAIR VALUE    VALUE     FAIR VALUE
                                                         ----------  ----------  ----------  ----------
                                                                     (DOLLARS IN THOUSANDS)
Assets:
  Cash and cash equivalents............................  $    7,329  $    7,329  $    7,702  $    7,702
  Investments..........................................      22,051      22,051      20,274      20,274
  Notes receivable.....................................      25,622      25,622      23,335      23,335
Liabilities:
  Notes payable and Notes payable, due after one
   year................................................  $  141,259  $  139,496  $  152,651  $  148,637
  Patrons' excess deposits and declared patronage
   dividends...........................................      12,214      12,214      11,541      11,541
  Patrons' required deposits...........................      17,022      17,022      17,589      17,589
  Subordinated patronage dividend certificates.........       6,561       6,561       4,444       4,444

    The methods and assumptions used to estimate the fair values of the Company's financial instruments at September 2, 1995 and September 3, 1994 were based on estimates of market conditions and risks existing at that time. These values represent an approximation of possible value and may never actually be realized.

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

14.  RELATED PARTY TRANSACTIONS:

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

    The Company leases certain market premises located in Sacramento and Vallejo, California, and in turn subleases these premises to SavMax Foods, Inc. ("SavMax") of which director Michael A. Webb is the

             CERTIFIED GROCERS OF CALIFORNIA, LTD. AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
President and a shareholder. The Sacramento sublease provides for a term of 20 years and the Vallejo sublease provides for a term of 10 years. Neither sublease contains options to extend, although SavMax has the option under each sublease to acquire the Company's interest under its lease on the condition that the Company is released from all further liability thereunder. The term of the Sacramento sublease commenced in September of 1994. The Sacramento premises consist of approximately 50,000 square feet and annual base rent under the sublease is at the following per square foot rates: $8.00 during years 1 and 2; $8.40 during years 3 through 5; $8.82 during years 6 through 10; $9.26 during years 11 through 15; and, $9.72 during years 16 through 20. The term of the Vallejo sublease commenced in September of 1995 and annual base rent under the sublease is $279,000. In addition, under each of these subleases, the Company receives monthly an additional amount equal to 5% of the base monthly rent.

    The Company guarantees certain obligations of SavMax under three leases of market premises located in Sacramento, San Jose and San Leandro, California. Each of these guarantees relates to the obligation of SavMax to pay base rent, common area maintenance charges, real estate taxes and insurance during the initial 20 year terms of these leases. However, the guarantees are such that the Company's obligation under each of them is limited to an amount equal to sixty monthly payments (which need not be consecutive) of the obligations guaranteed. Base rent is $40,482 per month under the Sacramento lease and $56,756 per month under the San Jose lease, in each case subject to a 7 1/2% increase at the end of each five years. Base rent is $42,454 per month under the San Leandro lease, subject to a 10% increase at the end of each five years. In consideration of these guarantees, the Company receives a monthly fee from SavMax equal to 5% of the base monthly rent under these leases. If SavMax were to default under the leases, the Company's remaining liability under its guarantees would range from $10.1 million to $11.9 million, assuming other support provided to the Company by way of offset rights and the reimbursement and indemnification agreements proved to be of no value to the Company.

    The Company guarantees certain obligations of SavMax under two leases of market premises located in Ceres and Vacaville, California. The leases have initial terms expiring in January 2005 and April 2007, respectively. Base monthly rent under the Ceres lease is presently $32,175, increasing to $34,425 in January of 2000. Base monthly rent under the Vacaville lease is presently $29,167, increasing by $25,000 per year in April of 1997 and 2002. In consideration of these guarantees, the Company will receive a monthly fee from SavMax equal to 5% of the base monthly rent under these leases. If SavMax were to default under the leases, the Company's contingent liability under its guarantees would approximate $10.4 million, assuming other support provided to the Company by way of offset rights and the reimbursement and indemnification agreements proved to be of no value to the Company.

    The Company is proposing to lease certain market premises to be constructed and located in Los Banos, California, which it in turn will sublease to Maxco Foods, Inc. ("Maxco"), a corporation of which SavMax is a shareholder. The sublease to Maxco would provide for a term of 20 years, without options to extend, although Maxco will have the option to acquire the Company's interest under its lease on the condition that the Company is released from all further liability thereunder. The premises will consist of approximately 50,000 square feet and annual base rental under the sublease is as follows: $390,000 during years 1 through 5; $424,125 during years 6 through 10; $461,236 during years 11 through 15; and, $501,594 during years 16 through 20. In addition, the Company will receive monthly an additional amount equal to 5% of the base monthly rent. In connection with this transaction, Maxco will enter into a seven year supply agreement with the Company whereunder Maxco would be required to purchase a substantial portion of its merchandise requirements from the Company. The supply agreement will be subject to earlier termination in certain situations.

    In fiscal 1994, Grocers Capital Company ("GCC"), a subsidiary, acquired an additional 25,000 shares of preferred stock of SavMax. The purchase price was $100 per share. At the time, GCC owned 40,000 shares of preferred stock of SavMax which it acquired in fiscal 1992. As part of the new purchase of preferred stock, the annual cumulative dividend on the 65,000 shares of preferred stock owned by GCC was increased from $8.25 per share to $8.50 per share, payable quarterly. Mandatory partial redemption of this stock at a price of

             CERTIFIED GROCERS OF CALIFORNIA, LTD. AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
$100 per share began in 1994 and will continue annually thereafter for eight years, at which time the stock is to be completely retired. GCC also purchased from Mr. Webb and another member of his immediate family, 10% of the common stock of SavMax for a price of $2.5 million. In connection with this purchase, Mr. Webb, SavMax and GCC agreed that GCC will have certain preemptive rights to acquire additional common shares, rights to have its common shares included proportionately in any transfer of common shares by Mr. Webb, and rights to have its common shares included in certain registered public offerings of common stock which may be made by SavMax. In addition, GCC has certain rights, at its option, to require that SavMax repurchase GCC's shares, and SavMax has certain rights, at its option, to repurchase GCC's shares. In connection with these transactions, SavMax entered into a seven year supply agreement with the Company (to replace an existing supply agreement) whereunder SavMax is required to purchase a substantial portion of its merchandise requirements from the Company. The supply agreement is subject to earlier termination in certain situations.

    GCC guarantees a portion of a loan made by National Consumer Cooperative Bank ("NCCB") to K.V. Mart Co., of which director Darioush Khaledi is the President and a shareholder, and KV Property Company, of which director Darioush Khaledi is a general partner. The term of the loan is eight years, maturing January 1, 2002, and the loan bears interest at a floating rate based on the commercial loan base rate of NCCB. The loan is collateralized by certain real and personal property. The guarantee by GCC is limited to 10% of the $2.1 million principal amount of the loan. In consideration of its guarantee, GCC will receive an annual fee from K.V. Mart Co. equal to approximately 5% of the guarantee amount.

    GCC has guaranteed a portion of a $5,000,000 revolving loan made by NCCB to K.V. Mart Co. in November 1995. The loan has an initial maturity of two years, with the outstanding balance then converting to a five year term loan. The loan bears interest at a floating rate based on the commercial loan rate of NCCB. The loan is collateralized by certain real and personal property of K.V. Mart Co. The guaranty of GCC is limited to 10% of the outstanding principal amount of the loan. In consideration of its guaranty, GCC will receive an annual fee from K.V. Mart Co. equal to 5% of the guaranty amount.

    The Company is proposing to enter into a guaranty of rent and certain other obligations of K.V. Mart Co. under a lease of store premises to be constructed in Lynwood, California. The guaranty would be for a term of seven years. Annual rent under the lease will be $408,000. In consideration of its guaranty, the Company will receive an annual fee from K.V. Mart Co. equal to 5% of the annual rent.

    GCC is proposing to purchase 10% of the common stock of K.V. Mart Co. for a purchase price of approximately $3,000,000. In connection with this purchase, K.V. Mart Co., GCC, Mr. Khaledi and the other shareholders of K.V. Mart Co. will agree that GCC will have certain preemptive rights to acquire additional common shares, rights to have its common shares included proportionately in any transfer of common shares by the other shareholders, and rights to have its common shares included in certain registered public offerings of common stock which may be made by K.V. Mart Co. In addition, GCC will have certain rights, at its option, to require that K.V. Mart Co. repurchase GCC's shares, and K.V. Mart Co. will have certain rights, at its option, to repurchase GCC's shares. In connection with these transactions, K.V. Mart Co. will enter into a seven year supply agreement with the Company whereunder K.V. Mart Co. will be required to purchase a substantial portion of its merchandise requirements from the Company. The supply agreement will be subject to earlier termination in certain situations.

    The Company has guaranteed the payment by Cala Co., a subsidiary of a member-patron, of certain promissory notes related to an acquisition of Bell Markets, Inc. The promissory notes mature in June 1996 and total $8 million; however, the Company's guaranty obligation is limited to $4 million. In addition, and in connection with the acquisition, the Company has guaranteed certain lease obligations of Bell Markets, Inc. during a 20-year period under a lease relating to two retail grocery stores. Annual rent under the lease is $327,019. In the event the Company is called upon to perform on this guaranty, the Company has the right to receive an assignment of the lease relating to the locations. Accordingly, assuming the leased premises and other support provided to the Company by way of offset rights and the reimbursement and indemnification

             CERTIFIED GROCERS OF CALIFORNIA, LTD. AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
agreement proved to be of no value to the Company, the Company would be contingently liable under its lease guarantee for approximately $4.7 million. Concurrent with the foregoing transactions, Bell Markets, Inc. entered into a 5-year agreement to purchase a substantial portion of its merchandise requirements from the Company.

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

    The  Company guarantees annual rent and certain other obligations of Willard
R. MacAloney, the Chairman of the Company's Board of Directors, as lessee under a lease of store premises located in La Puente, California. Annual rent under the lease is $62,487, and the lease term expires in April 1997. The Company also guarantees annual rent and certain other obligations of G & M Company, Inc., of which Mr. MacAloney is a shareholder, under a lease of store premises located in Santa Fe Springs, California. Annual rent under the lease is $82,544, and the lease term expires in October 1997. In consideration of its guarantees, the Company receives a monthly fee from G & M Company, Inc. equal to 5% of the base monthly rent under each lease.

    The Company guarantees certain obligations under a sublease of market premises located in Pasadena, California, and under which Berberian Enterprises, Inc., of which Director John Berberian is the President and a shareholder, is the sublessor. The guaranty is of the obligations of the sublessee to pay minimum rent, common area costs, real estate taxes and insurance during the first seven years of the term of the sublease. Minimum rent under the sublease is $10,000 per month. In consideration of its guaranty, the Company receives a monthly fee from the sublessee equal to 5% of the monthly amounts guaranteed.

    The Company has guarantees remaining on various member-patron leases during the period of fiscal 1996 through fiscal 1998. In the event the support provided to the Company by way of offset rights and the reimbursement and indemnification agreements proved to be of no value, the Company would be contingently liable under its guarantees for approximately $1.3 million.

    In July 1993, the Company entered into an agreement to lease a warehouse to Joe Notrica, Inc., of which director Morrie Notrica is the President and a shareholder. The lease period is for five years, July 21, 1993 through July 31, 1998, at a monthly rent of $24,000. The lease has one five year option and makes provision for inflation adjustments to monthly rent during the option term.

    Grocers General Merchandise Company, ("GM"), a subsidiary of the Company, and Food 4 Less GM, Inc. ("F4LGM"), an indirect subsidiary of Ralph's Grocery Company, are partners to a joint venture partnership agreement. Under the agreement, GM and F4LGM are partners operating as Golden Alliance Distribution ("GAD"). The partnership was formed for the purpose of providing for the shared use of the Company's general merchandise warehouse located in Fresno, California and each of the partners has entered into a supply agreement with GAD providing for the purchase of general merchandise products from GAD.

    One of the Company's largest customers, Ralphs Grocery Company together with its affiliated companies, accounted for a combined total of approximately 9.5% of fiscal 1995 sales. No other customer accounted for as much as 5% of fiscal 1995 sales.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

    None.

                                    PART III

ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT
BOARD OF DIRECTORS

    The Company's Board of Directors is elected annually at the Company's Annual Meeting of Shareholders, presently held in March of each year. Each director must be either an employee of the Company, a member-patron, or a member of a partnership which is a shareholder, or an employee of a corporation which is a shareholder. Currently, there are no Company employees on the Board of Directors and all directors represent member-patrons. There is no arrangement or understanding between any one of the directors and any other person or persons pursuant to which such director was selected as a director.

    The Bylaws provide that the Board of Directors will appoint annually a committee consisting of three or more of its members to nominate the directors to act for the ensuing year. The Company's President is an ex-officio member of the nominating committee. The nominating committee submits its nominations to the Board, and the nominees so selected are submitted by the Board to the members to be voted upon at the Annual Meeting of the Company.

    The names of the present directors of the Company, their principal occupations, their ages as of December 31, 1995 and the year such director was first elected to the Board are set forth in the following table.

                                                   YEAR
                                   AGE AT          FIRST
      NAME OF DIRECTOR        DECEMBER 31, 1995   ELECTED                   PRINCIPAL OCCUPATION
----------------------------  -----------------  ---------  -----------------------------------------------------
Louis A. Amen                        66            1974     President, Super A Foods, Inc.
John Berberian                       44            1991     President, Berberian Enterprises, Inc.,
                                                             operating Jons Market
Gene A. Fulton                       56            1994     President-Owner, Jensen's Complete Shopping, Inc.,
                                                             operating Jensen's Finest Foods
Lyle A. Hughes (1)                   58            1987     General Manager, Yucaipa Trading Co., Inc.
Roger Hughes (1)                     61            1985     Chairman and Chief Executive Officer, Hughes Markets,
                                                             Inc.
Darioush Khaledi                     49            1993     Chairman of the Board and Chief Executive Officer,
                                                             K.V. Mart Co., dba Top Valu Markets and Valu Plus
                                                             Food Warehouse
Mark Kidd                            45            1992     President, Mar-Val Food Stores, Inc.
Willard R. MacAloney                 60            1981     President and Chief Executive Officer, Mac Ber, Inc.
(Chairman of the Board)                                      operating Jax Market
Jay McCormack                        45            1993     Owner-Operator, Alamo Market; Co-owner, Glen Avon
                                                             Market
Morrie Notrica                       66            1988     President and Chief Operating Officer, Joe Notrica,
                                                             Inc., operating The Original 32nd Street Market
Michael A. Provenzano                53            1986     President, Pro & Son's, Inc., operating Southland
                                                             Market since 1993; formerly President, Carlton's
                                                             Market, Inc.
Allan Scharn                         60            1988     President, Gelson's Markets
James R. Stump                       57            1982     President, Stump's Market, Inc.
Michael A. Webb                      38            1992     President and Chief Executive Officer,
                                                             SavMax Foods, Inc.

                                                   YEAR
                                   AGE AT          FIRST
      NAME OF DIRECTOR        DECEMBER 31, 1995   ELECTED                   PRINCIPAL OCCUPATION
----------------------------  -----------------  ---------  -----------------------------------------------------
Kenneth Young                        51            1994     Vice President, Jack Young's Supermarkets; Vice
                                                             President, Bakersfield Food City, Inc., dba Young's
                                                             Markets

------------------------
(1)  Messrs. Lyle A. Hughes and Roger K. Hughes are unrelated.

OFFICERS

    The Company has nine officers, each selected by and serving at the pleasure of the Board of Directors. No officer owns either directly or indirectly any shares of the Company's Class A or Class B Shares. There are no family relationships between directors or officers, nor between any director and officer. There is no arrangement or understanding between any one of the officers and any other person pursuant to which such officer was selected as an officer.

    The following table sets forth certain information about officers of the Company.

                             AGE AT DECEMBER 31,                           BUSINESS EXPERIENCE
     OFFICER'S NAME                 1995                                 DURING LAST FIVE YEARS
-------------------------  -----------------------  -----------------------------------------------------------------
Alfred A. Plamann                        53         Corporate President and  Chief Executive  Officer since  February
                                                     1994;   previously  Senior  Vice   President-Finance  and  Chief
                                                     Financial Officer.
Daniel T. Bane                           48         Senior Vice  President and  Chief  Financial Officer  since  July
                                                     1994;  Chief Operating  Officer, Spensley  Horn Jubas  & Lubitz,
                                                     December 1993 to July 1994; previously Chief Financial  Officer,
                                                     Standard Brands Paint Company.
Donald G. Grose                          60         Senior Vice President-Human Resources and Labor Relations.
Don W. Hawks                             44         Vice   President-Marketing  and  Procurement   since  June  1995;
                                                     previously Vice President  of Procurement  and Marketing,  Super
                                                     Store Industries.
Corwin J. Karaffa                        41         Vice   President-Distribution  since   January  1995;  previously
                                                     Facilities Manager, Proctor and Gamble Distribution Co.
Jerald L. Lauer                          59         Vice President-Information Services.
Charles J. Pilliter                      47         Senior Vice  President  and President-Northern  California  since
                                                     January 1990; previously Executive Director of Sales and General
                                                     Manager of Produce.
Paul D. Rohde                            50         Vice  President-Human  Resources since  January  1990; previously
                                                     Executive Director-Human Resources.
David A. Woodward                        53         Corporate Secretary/Treasurer.

ITEM 11.  EXECUTIVE COMPENSATION
COMPENSATION COMMITTEE INTERLOCKS AND INSIDER PARTICIPATION

    During fiscal year 1995, the Company's Executive Compensation Committee consisted of director Darioush Khaledi, Committee Chairman, and directors Louis
A. Amen, Roger Hughes, James R. Stump, and Michael A. Webb, as well as ex-officio member Willard R. MacAloney, Chairman of the Board.

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

    The Company guarantees annual rent and certain other obligations of Mr. MacAloney as lessee under a lease of store premises located in La Puente, California. Annual rent under the lease is $62,487, and the lease term expires in April 1997. The Company also guarantees annual rent and certain other obligations of G & M Company, Inc., of which Mr. MacAloney is a shareholder, under a lease of store premises located in Santa Fe Springs, California. Annual rent under the lease is $82,544, and the lease term expires in October 1997. In consideration of its guarantees, the Company receives a monthly fee from G & M Company, Inc. equal to 5% of the base monthly rent under each lease.

    GCC guarantees a portion of a loan made by National Consumer Cooperative Bank ("NCCB") to K.V. Mart Co., of which director Darioush Khaledi is the President and a shareholder, and KV Property Company, of which director Darioush Khaledi is a general partner. The term of the loan is eight years, maturing January 1, 2002, and the loan bears interest at a floating rate based on the commercial loan base rate of NCCB. The loan is collateralized by certain real and personal property. The guarantee by GCC is limited to 10% of the $2.1 million principal amount of the loan. In consideration of its guarantee, GCC will receive an annual fee from K.V. Mart Co. equal to approximately 5% of the guarantee amount.

    GCC has guaranteed a portion of a $5,000,000 revolving loan made by NCCB to K.V. Mart Co. in November 1995. The loan has an initial maturity of two years, with the outstanding balance then converting to a five year term loan. The loan bears interest at a floating rate based on the commercial loan rate of NCCB. The loan is collateralized by certain real and personal property of K.V. Mart Co. The guaranty of GCC is limited to 10% of the outstanding principal amount of the loan. In consideration of its guaranty, GCC will receive an annual fee from K.V. Mart Co. equal to 5% of the guaranty amount.

    The Company is proposing to enter into a guaranty of rent and certain other obligations of K.V. Mart Co. under a lease of store premises to be constructed in Lynwood, California. The guaranty would be for a term of seven years. Annual rent under the lease will be $408,000. In consideration of its guaranty, the Company will receive an annual fee from K.V. Mart Co. equal to 5% of the annual rent.

    GCC is proposing to purchase 10% of the common stock of K.V. Mart Co. for a purchase price of approximately $3,000,000. In connection with this purchase, K.V. Mart Co., GCC, Mr. Khaledi and the other shareholders of K.V. Mart Co. will agree that GCC will have certain preemptive rights to acquire additional common shares, rights to have its common shares included proportionately in any transfer of common shares by the other shareholders, and rights to have its common shares included in certain registered public offerings of common stock which may be made by K.V. Mart Co. In addition, GCC will have certain rights, at its option, to require that K.V. Mart Co. repurchase GCC's shares, and K.V. Mart Co. will have certain rights, at its option, to repurchase GCC's shares. In connection with these transactions, K.V. Mart Co. will enter into a seven year supply agreement with the Company whereunder K.V. Mart Co. will be required to purchase a substantial portion of its merchandise requirements from the Company. The supply agreement will be subject to earlier termination in certain situations.

    The Company guarantees annual rent and certain other obligations of Stump's Market, Inc., of which director James R. Stump is the President and a shareholder, as leasee under a lease of store premises located in San Diego, California. Annual rent under the lease is $26,325, and the lease term expires in May 1998. The Company also guaranteed annual rent and certain other obligations of Stump's Market, Inc. as lessee under a lease of store premises at a second location in San Diego, California. Annual rent under this lease was $16,350, and the lease term expired in April 1995.

    In fiscal 1994, Grocers Capital Company ("GCC"), a subsidiary, acquired 25,000 shares of preferred stock of SavMax Foods, Inc. ("SavMax"), of which director Michael A. Webb is the President and a shareholder. The purchase price was $100 per share. At the time, GCC owned 40,000 shares of preferred stock of SavMax which it acquired in fiscal 1992. As part of the new purchase of preferred stock, the annual cumulative dividend on the 65,000 shares of preferred stock owned by GCC was increased from $8.25 per share to $8.50 per share, payable quarterly. Mandatory partial redemption of this stock at a price of $100 per share began in 1994 and will continue annually thereafter for eight years, at which time the stock is to be completely retired. GCC also purchased from Mr. Webb and another member of his immediate family, 10% of the common stock of SavMax for a price of $2.5 million. In connection with this purchase, Mr. Webb,

SavMax and GCC agreed that GCC will have certain preemptive rights to acquire additional common shares, rights to have its common shares included proportionately in any transfer of common shares by Mr. Webb, and rights to have its common shares included in certain registered public offerings of common stock which may be made by SavMax. In addition, GCC has certain rights, at its option, to require that SavMax repurchase GCC's shares, and SavMax has certain rights, at its option, to repurchase GCC's shares. In connection with these transactions, SavMax entered into a seven year supply agreement with the Company (to replace an existing supply agreement) whereunder SavMax is required to purchase a substantial portion of its merchandise requirements from the Company. The supply agreement is subject to earlier termination in certain situations.

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

    The Company leases certain market premises located in Sacramento and Vallejo, California, and in turn subleases these premises to SavMax. The Sacramento sublease provides for a term of 20 years and the Vallejo sublease provides for a term of 10 years. Neither sublease contains options to extend, although SavMax has the option under each sublease to acquire the Company's interest under its lease on the condition that the Company is released from all further liability thereunder. The term of the Sacramento sublease commenced in September of 1994. The Sacramento premises consist of approximately 50,000 square feet and annual base rent under the sublease is at the following per square foot rates: $8.00 during years 1 and 2; $8.40 during years 3 through 5; $8.82 during years 6 through 10; $9.26 during years 11 through 15; and, $9.72 during years 16 through 20. The term of the Vallejo sublease commenced in September of 1995 and annual base rent under the sublease is $279,000. In addition, under each of these subleases, the Company receives monthly an additional amount equal to 5% of the base monthly rent.

    The Company is proposing to lease certain market premises to be constructed and located in Los Banos, California, which it in turn will sublease to Maxco Foods, Inc. ("Maxco"), a corporation of which SavMax is a shareholder. The sublease to Maxco would provide for a term of 20 years, without options to extend, although Maxco will have the option to acquire the Company's interest under its lease on the condition that the Company is released from all further liability thereunder. The premises will consist of approximately 50,000 square feet and annual base rental under the sublease is as follows: $390,000 during years 1 through 5; $424,125 during years 6 through 10; $461,236 during years 11 through 15; and, $501,594 during years 16 through 20. In addition, the Company will receive monthly an additional amount equal to 5% of the base monthly rent. In connection with this transaction, Maxco will enter into a seven year supply agreement with the Company whereunder Maxco would be required to purchase a substantial portion of its merchandise requirements from the Company. The supply agreement will be subject to earlier termination in certain situations.

    With respect to the Los Banos sublease, GCC is proposing to make a seven year equipment loan in the amount of $1,620,000, a five year inventory loan in the amount of $675,000 and a five year deposit fund loan in the amount of $350,000 to Maxco. The equipment and inventory loans will bear interest at prime plus 3%, and the deposit fund loan will bear interest at prime plus 2%. The loans will be secured by a security interest in all of the equipment, fixtures and inventory at the Los Banos store and by personal guarantees. In addition, in certain events, SavMax is required to assume the obligations of Maxco under the loans, the sublease of the Los Banos premises and the obligations of Maxco under its supply agreement with the Company.

EXECUTIVE OFFICER COMPENSATION

    The following table sets forth information respecting the compensation paid during the Company's last three fiscal years to the President and Chief Executive Officer (CEO) and to certain other executive officers of the Company.

                           SUMMARY COMPENSATION TABLE


                                               ANNUAL COMPENSATION
                                --------------------------------------------------
                                                                        OTHER
                                FISCAL                                 ANNUAL           ALL OTHER
NAME AND PRINCIPAL POSITION      YEAR    SALARY($)(1)   BONUS($)   COMPENSATION($)   COMPENSATION($)
------------------------------  ------   ------------   --------   ---------------   ---------------
Alfred A. Plamann                1995      322,150                        205            24,290(3)
 President & CEO                 1994      236,827                        310            31,431
                                 1993      164,800                                       25,419
Donald W. Dill(2)                1995      147,047                        167           175,169(4)
 Senior Vice President           1994      163,366                        576            38,127
                                 1993      153,346                      1,016            37,392
Daniel T. Bane(2)                1995      200,000                        195
 Senior Vice President & CFO     1994       21,539
                                 1993                                                     1,231(5)
Charles J. Pilliter              1995      172,000                        127            13,174(6)
 Senior Vice President           1994      167,577                        188            20,591
                                 1993      151,924                                       18,241
Donald G. Grose                  1995      147,000                        357            11,232(7)
 Senior Vice President           1994      143,760                        438            31,700
                                 1993      135,116                        955            30,372

------------------------
(1) It should be noted that while the table presents salary information on a fiscal year basis, salary is determined by the Company on a calendar year basis. Thus, salary information with respect to any given fiscal year reflects salary attributable to portions of two calendar year salary periods of the Company.

(2)  Mr. Dill retired July  27, 1995 and  Mr. Bane joined  the Company July  26,
     1994.

(3) Consists of a $6,392 Company contribution to the Company's Employees' Sheltered Savings Plan, and a $17,898 Company contribution to the Company's Employees' Excess Benefit Plan and Supplemental Deferred Compensation Plan.

(4) Consists of $162,000 in severance benefits (representing 52 weeks of salary paid in accordance with the Company's past practices), a $3,466 Company contribution to the Company's Employees' Sheltered Savings Plan, and a $9,703 Company contribution to the Company's Employees' Excess Benefit Plan and Supplemental Deferred Compensation Plan.

(5) Consists of a $385 Company contribution to the Company's Employees' Sheltered Savings Plan, and a $846 Company contribution to the Company's Employees' Excess Benefit Plan and Supplemental Deferred Compensation Plan.

(6) Consists of a $3,467 Company contribution to the Company's Employees' Sheltered Savings Plan, and a $9,707 Company contribution to the Company's Employee Excess Benefit and Supplemental Deferred Compensation Plan.

(7)  Consists of  a  $7,158 Company  contribution  to the  Company's  Employees'
     Sheltered  Savings Plan, and a $4,074 Company contribution to the Company's
     Employees' Excess Benefit Plan and Supplemental Deferred Compensation Plan.

    In September 1994, the Board of Directors authorized a new supplemental executive pension plan (effective January 4, 1995) which provides retirement income based on each participant's final salary and years of service with the Company. The plan, called the Company's Executive Salary Protection Plan ("ESPP II"), provides additional post-termination retirement income based on each participant's final salary and years of service with the Company. The funding of this benefit will be facilitated through the purchase of life insurance policies, the premiums of which will be paid by the Company and participant contributions. The Company also has a defined benefit pension plan covering its non-union and executive employees. Benefits under the defined benefit plan are equal to credited service times the sum of 95% of earnings up to the covered compensation amount plus 1.45% of earnings in excess of the covered compensation amount. The covered compensation is based on IRS Tables.

    ESPP II supersedes and replaces the Executive Salary Protection Plan I ("ESPP I"). Under ESPP I, Certified purchased life insurance policies for certain officers. Upon reaching age 65 (or upon termination, if earlier), the employee was given the cash surrender value of the policy, plus any additional income taxes incurred by the employee as a result of such distribution.

    The following table sets forth the estimated annual benefits under the defined benefit plan and the ESPP II plan which qualifying officers with selected years of service would receive if they had retired on September 2, 1995 at the age of 65.

                               PENSION PLAN TABLE

                                                                          YEARS OF SERVICE
                                                  ----------------------------------------------------------------
REMUNERATION                                       5 YEARS   10 YEARS   15 YEARS   20 YEARS   25 YEARS   33 YEARS
------------------------------------------------  ---------  ---------  ---------  ---------  ---------  ---------
  $100,000......................................  $  26,008  $  52,016  $  68,024  $  69,032  $  70,040  $  71,653
  125,000.......................................     32,530     65,060     85,090     86,370     87,650     89,697
  150,000.......................................     39,052     78,104     89,455     91,007     92,559     95,042
  175,000.......................................     45,302     87,904     89,455     91,007     92,559     95,042
  200,000.......................................     51,552     87,904     89,455     91,007     92,559     95,042
  225,000.......................................     57,802     87,904     89,455     91,007     92,559     95,042
  250,000.......................................     64,052     87,904     89,455     91,007     92,559     95,042
  300,000.......................................     76,552     87,904     89,455     91,007     92,559     95,042
  350,000.......................................     86,352     87,904     89,455     91,007     92,559     95,042
  400,000.......................................     86,352     87,904     89,455     91,007     92,559     95,042
  450,000.......................................     86,352     87,904     89,455     91,007     92,559     95,042

    The Company's ESPP II is designed to provide a retirement benefit up to 65% of a participant's final compensation, based on a formula which considers an executive's final compensation and years of service. Remuneration under ESPP II is based upon an executive's highest annual base wage during the previous three completed years, which includes his or her annual salary as determined by the Board of Directors plus an automobile allowance with a 4% annual increase. The benefit is subject to an offset of the annual benefit which would be received from the defined benefit plan, calculated as a single life annuity at age sixty-two (62). To qualify for participation in the benefit, the executive must complete three years of service as an officer elected by the Board of Directors of the Company. Executives will vest at a rate of 5% per year with all years of continuous service credited. The ESPP II annual benefit upon retirement for calendar 1995 shall not exceed $84,800 and will be paid over a 15-year certain benefit. The benefit will increase annually thereafter at the rate of 6%. Lesser amounts are payable if the executive retires before age sixty-five (65). The maximum annual amount payable by years of service is reflected within the table at the compensation level of $450,000. As of September 2, 1995, credited years of service for named officers are: Mr. Plamann, 6 years; Mr. Bane, 1 year; Mr. Dill, 37 years; Mr. Gross, 14 years; and Mr. Pilliter, 19 years.

DIRECTOR COMPENSATION

    Each director receives a fee of $300 for each regular board meeting attended, $100 for each committee meeting attended and $100 for attendance at each board meeting of a subsidiary of the Company on which the director serves. In addition, directors are reimbursed for Company related expenses.

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

PRINCIPAL SHAREHOLDERS

    As of November 15, 1995, the only shareholders known by the Company to own beneficially more than 5% of the outstanding Class B Shares of the Company were The Boys Markets, Inc., Cala Co., Bay Area Warehouse Stores, Inc., Alpha Beta Company and Ralphs Grocery Co., 777 South Harbor Boulevard, La Habra, California 90631 (33,554 Class B Shares or approximately 8.72% of the outstanding Class B Shares; The Boys Markets, Inc., Cala Co., Alpha Beta Company and Bay Area Warehouse Stores Inc. are wholly-owned by Ralphs Grocery Co. which is in turn wholly-owned by The Yucaipa Companies, 10000 Santa Monica Boulevard, Los Angeles, California 90067) and Hughes Markets, Inc., 14005 Live Oak Avenue, Irwindale, California 91706 (30,346 Class B Shares or approximately 7.89% of the outstanding Class B Shares).

    The following table sets forth, as of November 15, 1995, the name of each director of the Company, his position with and name of the member-patron, and the amount of Class A Shares and Class B Shares of the Company owned by the member-patron.

                                                                                           SHARES OWNED
                                                                        --------------------------------------------------
                                                                              CLASS A SHARES            CLASS B SHARES
                                                                        --------------------------  ----------------------
                           NAME OF DIRECTOR                                 NO.       % OF TOTAL       NO.     % OF TOTAL
                          AND MEMBER-PATRON                               SHARES      OUTSTANDING    SHARES    OUTSTANDING
----------------------------------------------------------------------  -----------  -------------  ---------  -----------
Louis A. Amen;
  President, Super A Foods, Inc. .....................................         100         0.20%        9,850       2.56%
John Berberian;
  President, Berberian Enterprises, Inc. .............................         100         0.20%        7,615       1.98%
Gene A. Fulton;
  President-Owner, Jensen's Complete Shopping, Inc. ..................         100         0.20%        1,555       0.40%
Lyle A. Hughes;
  General Manager, Yucaipa Trading Co., Inc.(1).......................         100         0.20%          694       0.18%
Roger K. Hughes;
  Chairman and Chief Executive Officer,
  Hughes Markets, Inc.(1).............................................         100         0.20%       30,346       7.89%
Darioush Khaledi;
  Chairman of the Board and Chief Executive Officer,
  K.V. Mart Co. ......................................................         100         0.20%       13,796       3.59%
Mark Kidd;
  President, Mar-Val Food Stores, Inc.................................         100         0.20%        1,787       0.46%
Willard R. MacAloney;
  President and Chief Executive Officer, Mac Ber, Inc. ...............         100         0.20%        2,523       0.66%
Jay McCormack;
  Owner-Operator, Alamo Market(2).....................................         100         0.20%          732       0.19%
Morrie Notrica;
  President and Chief Operating Officer, Joe Notrica, Inc.............         100         0.20%        8,148       2.12%
Michael A. Provenzano;
  President, Pro & Sons, Inc. ........................................         100         0.20%          672       0.17%
Allan Scharn;
  President, Gelson's Markets(3)......................................         100         0.20%        7,485       1.95%

                                                                                           SHARES OWNED
                                                                        --------------------------------------------------
                                                                              CLASS A SHARES            CLASS B SHARES
                                                                        --------------------------  ----------------------
                           NAME OF DIRECTOR                                 NO.       % OF TOTAL       NO.     % OF TOTAL
                          AND MEMBER-PATRON                               SHARES      OUTSTANDING    SHARES    OUTSTANDING
----------------------------------------------------------------------  -----------  -------------  ---------  -----------
James R. Stump;
  President, Stump's Market, Inc......................................         100         0.20%        1,866       0.48%
Michael A. Webb;
  President and Chief Executive Officer, SavMax Foods, Inc............         100         0.20%        8,410       2.19%
Kenneth Young;
  Vice President, Jack Young's Supermarkets(4) .......................         100         0.20%        2,660       0.69%
                                                                             -----        ------    ---------  -----------
                                                                             1,500         3.00%       98,139      25.51%
                                                                             -----        ------    ---------  -----------
                                                                             -----        ------    ---------  -----------

------------------------
(1)  Messrs. Lyle A. Hughes and Roger K. Hughes are unrelated.
(2) Mr. McCormack also is affiliated with Glen Avon Food, Inc. which owns 100 Class A Shares (0.20% of the outstanding class of shares) and 336 Class B Shares (0.01% of the outstanding class of shares) and Yucaipa Trading Co., Inc. which owns 100 Class A Shares (0.20% of the outstanding class of shares) and 694 Class B Shares (0.18% of the outstanding class of shares).
(3) These shares are owned by Arden Mayfair, Inc., the parent company of Gelson's Markets.
(4) Mr. Young also is affiliated with Bakersfield Food City Inc. dba Young's Markets which owns 100 Class A Shares (0.20% of the outstanding class of shares) and 355 Class B Shares (0.01% of the outstanding class of shares).

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

    All firms with which directors are affiliated, as members of the Company, purchase groceries, related products and store equipment from the Company in the ordinary course of business at prices and on terms available to members generally. As members, firms with which directors are affiliated, may receive benefits for which all members are eligible, including patronage dividends, allowances and retail support services. See, "Item 1. BUSINESS" for a general description of benefits and services available to patrons. One customer accounted for in excess of 5% of the Company's consolidated sales during fiscal 1995. Ralphs Grocery Co. together with its affiliated companies, accounted for a combined total of approximately 9.5%. No other director of the Company (nor the firms with which such director is affiliated) accounted for in excess of 5% of the Company's consolidated sales during fiscal 1995.

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

    Grocers General Merchandise Company ("GM"), a subsidiary, and Food 4 Less GM, Inc. ("F4LGM"), an indirect subsidiary of Food 4 Less Supermarkets, Inc., are parties to a joint venture agreement. Under the agreement, GM and F4LGM are partners in a joint venture partnership known as Golden Alliance Distribution ("GAD"). The partnership was formed for the purpose of providing for the shared use of the Company's general merchandise warehouse located in Fresno, California, and each of the partners has entered into a supply agreement with Golden Alliance Distribution providing for the purchase of general merchandise products from Golden Alliance Distribution.

    The Company guarantees certain obligations under a sublease of market premises located in Pasadena, California, and under which Berberian Enterprises, Inc., of which Director John Berberian is the President and a shareholder, is the sublessor. The guaranty is of the obligations of the sublessee to pay minimum rent, common area costs, real estate taxes and insurance during the first seven years of the term of the sublease, which commenced in September 1995. Minimum rent under the sublease is $10,000 per month. In consideration of its guaranty, the Company receives a monthly fee from the sublessee equal to 5% of the monthly amounts guaranteed.

    On February 1, 1995, GCC made a loan of $69,000 to Corwin J. Karaffa, the Company's Vice President-Distribution. The loan was for the purpose of assisting Mr. Karaffa in acquiring a home in connection with his becoming employed by the Company. The loan bears interest at 8% per annum and is secured by a second deed of trust on the home. The loan has a term of eight years, with interest only payable during the first five years.

    Certain other transactions involving other directors of the Company are described in Item 11 under the caption "Compensation Committee Interlocks and Insider Participation."

                                    PART IV

ITEM 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K.

    (a) Financial Statements

        Report of Independent Accountants.

        Consolidated Balance Sheets as of September 2, 1995 and September 3,
        1994.

        Consolidated Statements of Earnings for the Fiscal Years Ended September 2, 1995, September 3, 1994, and August 28, 1993.

        Consolidated Statements of Shareholders' Equity for the Fiscal Years Ended September 2, 1995, September 3, 1994, and August 28, 1993.

        Consolidated Statements of Cash Flows for the Fiscal Years Ended September 2, 1995, September 3, 1994, and August 28, 1993.

    (b) Reports on Form 8-K

        No reports on Form 8-K were filed during the fiscal year ended September 2, 1995.

    (c) Exhibits

   3.1 Articles of Incorporation of the Registrant (as amended through June 21, 1994) (incorporated by reference to Exhibit 3.1 to the Registrant's Annual Report on Form 10-K for the fiscal year ended September 3, 1994, File No. 0-10815).
   3.2 Bylaws of the Registrant (as amended through June 21, 1994) (incorporated by reference to Exhibit 4.2 to Post-Effective Amendment No. 6 to Form S-2 Registration Statement of the Registrant filed on December 15, 1994, File No. 33-38152).
   4.1 Retail Grocer Application and Agreement for Continuing Service Affiliation With Certified Grocers of California, LTD. And Pledge Agreement (incorporated by reference to Exhibit 4.7 to Amendment No. 2 to Form S-1 Registration Statement of the Registrant filed on December 31, 1981, File No. 2-70069).
   4.2 Retail Grocer Application And Agreement For Service Affiliation With And The Purchase Of Shares Of Certified Grocers Of California, LTD. And Pledge Agreement (incorporated by reference to Exhibit 4.2 to Post-Effective Amendment No. 7 to Form S-2 Registration Statement of the Registrant filed on December 13, 1989, File No. 33-19284).
   4.3   Agreement  respecting directors' shares  (incorporated by reference to
         Exhibit 4.9 to Amendment No. 2 to Form S-1 Registration Statement of the Registrant filed on December 31, 1981, File No. 2-70069).
   4.4 Subordination Agreement (Existing Member-Patron) (incorporated by reference to Exhibit 4.4 to Post-Effective Amendment No. 4 to Form S-2 Registration Statement of the Registrant filed on July 15, 1988, File No. 33-19284).
   4.5 Subordination Agreement (Existing Associate Patron) (incorporated by reference to Exhibit 4.5 to Post-Effective Amendment No. 4 to Form S-2 Registration Statement of the Registrant filed on July 15, 1988, File No. 33-19284).
   4.6 Subordination Agreement (New Member-Patron) (incorporated by reference to Exhibit 4.6 to Post-Effective Amendment No. 4 to Form S-2 Registration Statement of the Registrant filed on July 15, 1988, File No. 33-19284).
   4.7 Subordination Agreement (New Associate Patron) (incorporated by reference to Exhibit 4.7 to Post-Effective Amendment No. 4 to Form S-2 Registration Statement of the Registrant filed on July 15, 1988, File No. 33-19284).

   4.8   Form  of  Class  A  Share Certificate  (incorporated  by  reference to
         Exhibit 4.5 to Post-Effective Amendment No. 6 to Form S-2 Registration
         Statement of  the Registrant  filed  on December  15, 1994,  File  No.
         33-38152).
   4.9   Form  of  Class  B  Share Certificate  (incorporated  by  reference to
         Exhibit 4.6 to Post-Effective Amendment No. 6 to Form S-2 Registration
         Statement of  the Registrant  filed  on December  15, 1994,  File  No.
         33-38152).

4.10.1 Articles FIFTH and SIXTH of the Registrant's Articles of Incorporation (See Exhibit 3.1).
4.10.2   Article  I, Section 5, and Article VII of the Registrant's Bylaws (See
         Exhibit 3.2).
  4.11 Indenture between the Registrant and First Interstate Bank of California, as Trustee, relating to $3,000,000 Subordinated Patronage Dividend Certificates Due December 15, 2000 (incorporated by reference to Exhibit 4.3 to Amendment No. 1 to Form S-2 Registration Statement of the Registrant filed on September 27, 1993, File No. 33-68288).
  4.12 Indenture between the Registrant and First Interstate Bank of California, as Trustee, relating to $5,000,000 Subordinated Patronage Dividend Certificates due December 15, 2001 (incorporated by reference to Exhibit 4.3 to Form S-2 Registration Statement of the Registrant filed on October 12, 1994, File No. 33-56005).
  4.13 Indenture between the Registrant and First Interstate Bank of California, as Trustee, relating to $3,000,000 Subordinated Patronage Dividend Certificates due December 15, 2002 (incorporated by reference to Exhibit 4.3 to Form S-2 Registration Statement of the Registrant filed on October 13, 1995, File No. 33-63383).
  4.14 $135,000,000 Amended and Restated Loan and Security Agreement dated as of March 17, 1994 between Certified Grocers of California, Ltd., Grocers General Merchandise Company, Grocers Specialty Company, and BT Commercial Corporation, as agent, Union Bank, as co-agent, and First National Bank of Boston as co-agent; and Amendment Number One dated as of November 1, 1994 (incorporated by reference to Exhibit 4.13 to the Registrant's Annual Report on Form 10-K for the fiscal year ended September 3, 1994, File No. 0-10815).
4.14.1 Amendment Number Two to Amended and Restated Loan and Security Agreement date as of December 3, 1994, between Certified Grocers of California, Ltd., Grocers General Merchandise Company, Grocers Specialty Company, and BT Commercial Corporation, as agent, Union Bank, as co-agent, and First National Bank of Boston, as co-agent.
  4.15 $25,000,000 Credit Agreement Dated as of April 25, 1994, between Grocers Capital Company and BT Commercial Corporation and National Cooperative Bank as co-agents; and Amendment Number One Dated as of August 12, 1994 (incorporated by reference to Exhibit 4.14 to the Registrant's Annual Report on Form 10-K for the fiscal year ended September 3, 1994, File No. 0-10815).
  4.16 Subordinated Note Agreement dated March 27, 1989 between Certified Grocers of California, Ltd. and Aetna Life Insurance Company regarding $35,000,000 10.80% subordinated notes due April 1, 1999; and letter amendment dated January 30, 1992 (incorporated by reference to Exhibit
         4.15 to the  Registrant's Annual Report  on Form 10-K  for the  fiscal year  ended  August 28,  1993  filed on  November  26, 1993,  File No.
         0-10815).
4.16.1 Amendment to Subordinated Note Agreement dated as of March 17, 1994 between Certified Grocers of California, Ltd. and Aetna Life Insurance Company (incorporated by reference to Exhibit 4.15.1 to the Registrant's Annual Report on Form 10-K for the fiscal year ended September 3, 1994, File No. 0-10815).
  4.17 Note Purchase Agreement dated January 15, 1990 between Certified Grocers of California, Ltd. and Massachusetts Mutual Life Insurance Company regarding $20,000,000 9.55% Senior Notes due January 15, 2005; and Amendment Dated January 30, 1991, First Amendment

         dated September 4, 1991,  and Amendment No. 2  dated October 19,  1993
         (incorporated  by reference to Exhibit 4.16 to the Registrant's Annual
         Report on Form 10-K for the fiscal year ended August 28, 1993 filed on
         November 26, 1993, File No. 0-10815).
4.17.1   Amendment No. 3 to Note Purchase Agreement dated as of March 17, 1994, and Amendment No. 4 to Note  Purchase Agreement dated as of  September
         29,  1994,  each between  Certified  Grocers of  California,  Ltd. and
         Massachusetts Mutual Life Insurance Company (incorporated by reference to Exhibit 4.16.1 to the Registrant's  Annual Report on Form 10-K  for
         the fiscal year ended September 3, 1994, File No. 0-10815).
  4.18   $18,700,000  Loan Agreement  dated August  23, 1979  between Certified
         Grocers of California, Ltd., First  Interstate Bank of California,  as
         Trustee, and the other Lenders named therein; Secured Promissory Notes dated  August 23,  1979; Deed of  Trust and Assignment  of Rents dated
         August 23, 1979; and, Assignment of Rents and Leases dated August  23,
         1979  (incorporated by reference  to Exhibit 4.17  to the Registrant's
         Annual Report on Form 10-K for  the fiscal year ended August 28,  1993 filed on November 26, 1993, File No. 0-10815).
  10.1   Comprehensive  Amendment to Retirement Plan for Employees of Certified
         Grocers of California, Ltd. (incorporated by reference to Exhibit 10.1 to Form S-2 Registration Statement of the Registrant filed on  October
         12, 1994, File No. 33-56005).
  10.2   Incentive Compensation Plan (incorporated by reference to Exhibit 10.2 of  the Form  S-2 Registration  Statement of  the Registrant  filed on
         December 28, 1987, File No. 33-19284).
  10.3   Comprehensive Amendment  to  Certified  Grocers  of  California,  Ltd.
         Employees'  Sheltered  Savings  Plan  (incorporated  by  reference  to
         Exhibit 10.3 to the Form S-2 Registration Statement of the  Registrant
         filed on September 2, 1993, File No. 33-68288).

  10.4 Certified Grocers of California, Ltd., Executive Salary Protection Plan II ("ESPP II"), Master Plan Document, effective January 4, 1995.
  10.5 Master Trust Agreement For Certified Grocers of California, Ltd. Executive Salary Protection Plan II, dated as of April 28, 1995.
  10.6   Certified   Grocers  of  California,  Ltd.  Executive  Insurance  Plan
         Split-dollar Agreement and Schedule of Executive Officers party thereto.
  10.7 Comprehensive Amendment to Certified Grocers of California, Ltd. Employees' Excess Benefit Plan (incorporated by reference to Exhibit
         10.6.1 to Form S-2 Registration Statement of the Registrant filed on October 12, 1994, File No. 33-56005).

  10.8 Comprehensive Amendment to Certified Grocers of California, Ltd. Employees' Supplemental Deferred Compensation Plan (incorporated by reference to Exhibit 10.5.3 to Form S-2 Registration Statement of the Registrant filed on December 10, 1990, File No. 33-38152).
  10.9 Comprehensive Amendment to Certified Grocers of California, Ltd. Employee Savings Plan (incorporated by reference to Exhibit 10.4 to Form S-2 Registration Statement of the Registrant filed on September 2, 1993, File No. 33-68288).
10.9.1 First Amendment to Certified Grocers of California, Ltd. Employee Savings Plan (incorporated by reference to Exhibit 10.4.1 to Form S-2 Registration Statement of the Registrant filed on October 12, 1994, File No 33-56005).
 10.10 Joint Venture Agreement of Golden Alliance Distribution, dated as of April 8, 1992, between Food 4 Less GM, Inc. and Grocers General Merchandise Company (incorporated by reference to Exhibit 10.7 to Form S-2 Registration Statement of the Registrant filed on September 2, 1993. File No. 33-68288.
 10.11 Lease, dated as of December 23, 1986, between Cercor Associates and Grocers Specialty Company (incorporated by reference to Exhibit 10.8 to Form S-2 Registration Statement of the Registrant filed on September 2, 1993. File No. 33-68288).

 10.12   Expansion  Agreement, dated as  of May 1,  1991, and Industrial Lease, dated as of May 1, 1991, between Dermody Properties and the Registrant
         (incorporated by reference  to Exhibit 10.9  to Form S-2  Registration
         Statement  of  the Registrant  filed on  September  2, 1993.  File No.
         33-68288).
10.12.1  Lease Amendment, dated June 20,  1991, between Dermody Properties  and the  Registrant (incorporated by  reference to Exhibit  10.9.1 to Form
         S-2 Registration Statement  of the  Registrant filed  on September  2,
         1993. File No. 33-68288).
10.12.2  Lease  Amendment, dated  October 18, 1991,  between Dermody Properties and the Registrant  (incorporated by  reference to  Exhibit 10.9.2  to
         Form  S-2 Registration Statement of  the Registrant filed on September
         2, 1993. File No. 33-68288).
 10.13   Preferred Stock  Purchase  Agreement  by and  between  Food-4-Less  of
         Modesto,  Inc. and Grocers  Capital Company, dated as  of July 1, 1992
         (incorporated by reference to Exhibit 10.10 to the Registrant's Annual
         Report on Form 10-K for the fiscal year ended August 28, 1993 filed on
         November 26, 1993, File No. 0-10815).
 10.14   Preferred Stock Purchase Agreement by  and between SavMax Foods,  Inc.
         and   Grocers  Capital  Company,   dated  as  of   December  17,  1993
         (incorporated  by  reference  to   Exhibit  10.11  to   Post-Effective
         Amendment  No. 6 to Form S-2  Registration Statement of the Registrant
         filed on December 15, 1994, File No. 33-38152).
 10.15   Common Stock Purchase  Agreement by  and between Michale  A. Webb  and
         Grocers  Capital Company, dated as  of December 17, 1993 (incorporated by reference to  Exhibit 10.12  to Post-Effective Amendment  No. 6  to
         Form  S-2 Registration Statement  of the Registrant  filed on December
         15, 1994, File No. 33-38152).
 10.16   Agreement Regarding  Common  Stock by  and  between Michale  A.  Webb,
         SavMax  Foods, Inc. and Grocers Capital  Company, dated as of December
         17, 1993 (incorporated by reference to Exhibit 10.13 to Post-Effective
         Amendment No. 6 to Form  S-2 Registration Statement of the  Registrant
         filed on December 15, 1994, File No. 33-38152).
 10.17   Commercial  Lease-Net dated December 6,  1994 between TriNet Essential
         Facilities XII and the Registrant.
 10.18   Purchase Agreement dated November 21, 1994 between the Registrant  and
         TriNet Corporate Realty Trust, Inc.
  22.1   Subsidiaries of the Registrant.
   27.   Financial Data Schedule.

    (d) Financial Statement Schedules
        All   required  schedule  information  is  presented  in  the  financial statements or notes thereto. Other schedule information is either not applicable or not material.

    Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

                      SIGNATURE                           TITLE              DATE
------------------------------------------------------  ----------  ----------------------

                  /s/ WILLARD R. MACALONEY
     -------------------------------------------         Director     November 30, 1995
                 Willard R. MacAloney
               (Chairman of the Board)

                      /s/ MICHAEL A. WEBB
     -------------------------------------------         Director     November 30, 1995
                   Michael A. Webb
                 (1st Vice Chairman)

                     /s/ DARIOUSH KHALEDI
     -------------------------------------------         Director     November 30, 1995
                   Darioush Khaledi
                 (2nd Vice Chairman)

                        /s/ LOUIS A. AMEN
     -------------------------------------------         Director     November 30, 1995
                    Louis A. Amen

                       /s/ JOHN BERBERIAN
     -------------------------------------------         Director     November 30, 1995
                    John Berberian

     -------------------------------------------         Director
                     Gene Fulton

                       /s/ LYLE A. HUGHES
     -------------------------------------------         Director     November 30, 1995
                    Lyle A. Hughes

                      /s/ ROGER K. HUGHES
     -------------------------------------------         Director     November 30, 1995
                   Roger K. Hughes

                           /s/ MARK KIDD
     -------------------------------------------         Director     November 30, 1995
                      Mark Kidd

                       /s/ JAY MCCORMACK
     -------------------------------------------         Director     November 30, 1995
                    Jay McCormack

     -------------------------------------------         Director
                    Morrie Notrica

     -------------------------------------------         Director
                Michael A. Provenzano

                        /s/ ALLAN SCHARN
     -------------------------------------------         Director     November 30, 1995
                     Allan Scharn

                      SIGNATURE                           TITLE              DATE
------------------------------------------------------  ----------  ----------------------

                       /s/ JAMES R. STUMP
     -------------------------------------------         Director     November 30, 1995
                    James R. Stump

     -------------------------------------------         Director
                    Kenneth Young

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

                                          CERTIFIED GROCERS OF CALIFORNIA, LTD.
                                          By        /s/ ALFRED A. PLAMANN

                                            ------------------------------------
                                                     Alfred A. Plamann
                                                       President and
                                                  Chief Executive Officer

                                          By         /s/ DANIEL T. BANE

                                            ------------------------------------
                                                       Daniel T. Bane
                                                 Senior Vice President and
                                                  Chief Financial Officer

                                          By       /s/ RANDALL G. SCOVILLE

                                            ------------------------------------
                                                    Randall G. Scoville
                                                    Corporate Controller

Date: December 1, 1995

                                 EXHIBIT INDEX

EXHIBIT                                                                           SEQUENTIAL
NUMBER                                DESCRIPTION                                  PAGE NO.
------   ----------------------------------------------------------------------   ----------
   3.1   Articles  of Incorporation of the  Registrant (as amended through June
         21,  1994)  (incorporated   by  reference  to   Exhibit  3.1  to   the
         Registrant's  Annual Report  on Form  10-K for  the fiscal  year ended
         September 3, 1994, File No. 0-10815).
   3.2   Bylaws  of  the  Registrant  (as   amended  through  June  21,   1994)
         (incorporated  by reference to Exhibit 4.2 to Post-Effective Amendment
         No. 6 to Form  S-2 Registration Statement of  the Registrant filed  on
         December 15, 1994, File No. 33-38152).
   4.1   Retail   Grocer  Application  and  Agreement  for  Continuing  Service
         Affiliation With  Certified Grocers  of  California, LTD.  And  Pledge
         Agreement (incorporated by reference to Exhibit 4.7 to Amendment No. 2 to Form S-1 Registration Statement of the Registrant filed on December
         31, 1981, File No. 2-70069).
   4.2   Retail  Grocer Application And Agreement  For Service Affiliation With
         And The Purchase Of  Shares Of Certified  Grocers Of California,  LTD.
         And  Pledge  Agreement (incorporated  by reference  to Exhibit  4.2 to
         Post-Effective Amendment No. 7 to  Form S-2 Registration Statement  of
         the Registrant filed on December 13, 1989, File No. 33-19284).
   4.3   Agreement  respecting directors' shares  (incorporated by reference to
         Exhibit 4.9 to Amendment No. 2  to Form S-1 Registration Statement  of
         the Registrant filed on December 31, 1981, File No. 2-70069).
   4.4   Subordination  Agreement  (Existing  Member-Patron)  (incorporated  by reference to Exhibit 4.4 to Post-Effective Amendment No. 4 to Form S-2
         Registration Statement of the Registrant filed on July 15, 1988,  File
         No. 33-19284).
   4.5   Subordination  Agreement (Existing Associate  Patron) (incorporated by reference to Exhibit 4.5 to Post-Effective Amendment No. 4 to Form S-2
         Registration Statement of the Registrant filed on July 15, 1988,  File
         No. 33-19284).
   4.6   Subordination Agreement (New Member-Patron) (incorporated by reference to  Exhibit  4.6  to  Post-Effective  Amendment  No.  4  to  Form  S-2
         Registration Statement of the Registrant filed on July 15, 1988,  File
         No. 33-19284).
   4.7   Subordination   Agreement  (New  Associate  Patron)  (incorporated  by
         reference to Exhibit 4.7 to Post-Effective Amendment No. 4 to Form S-2
         Registration Statement of the Registrant filed on July 15, 1988,  File
         No. 33-19284).
   4.8   Form  of  Class  A  Share Certificate  (incorporated  by  reference to
         Exhibit 4.5 to Post-Effective Amendment No. 6 to Form S-2 Registration
         Statement of  the Registrant  filed  on December  15, 1994,  File  No.
         33-38152).
   4.9   Form  of  Class  B  Share Certificate  (incorporated  by  reference to
         Exhibit 4.6 to Post-Effective Amendment No. 6 to Form S-2 Registration
         Statement of  the Registrant  filed  on December  15, 1994,  File  No.
         33-38152).

4.10.1 Articles FIFTH and SIXTH of the Registrant's Articles of Incorporation (See Exhibit 3.1).
4.10.2   Article  I, Section 5, and Article VII of the Registrant's Bylaws (See
         Exhibit 3.2).
  4.11 Indenture between the Registrant and First Interstate Bank of California, as Trustee, relating to $3,000,000 Subordinated Patronage Dividend Certificates Due December 15, 2000 (incorporated by reference to Exhibit 4.3 to Amendment No. 1 to Form S-2 Registration Statement of the Registrant filed on September 27, 1993, File No. 33-68288).
  4.12 Indenture between the Registrant and First Interstate Bank of California, as Trustee, relating to $5,000,000 Subordinated Patronage Dividend Certificates due December 15, 2001 (incorporated by reference to Exhibit 4.3 to Form S-2 Registration Statement of the Registrant filed on October 12, 1994, File No. 33-56005).

EXHIBIT                                                                           SEQUENTIAL
NUMBER                                DESCRIPTION                                  PAGE NO.
------   ----------------------------------------------------------------------   ----------
  4.13   Indenture  between  the  Registrant  and  First  Interstate  Bank   of
         California,  as Trustee, relating to $3,000,000 Subordinated Patronage
         Dividend Certificates due December 15, 2002 (incorporated by reference to Exhibit 4.3 to  Form S-2 Registration  Statement of the  Registrant
         filed on October 13, 1995, File No. 33-63383).
  4.14   $135,000,000 Amended and Restated Loan and Security Agreement dated as of  March  17, 1994  between  Certified Grocers  of  California, Ltd.,
         Grocers General Merchandise Company, Grocers Specialty Company, and BT
         Commercial Corporation, as agent, Union  Bank, as co-agent, and  First
         National Bank of Boston as co-agent; and Amendment Number One dated as of  November 1, 1994 (incorporated by reference to Exhibit 4.13 to the
         Registrant's Annual  Report on  Form 10-K  for the  fiscal year  ended
         September 3, 1994, File No. 0-10815).
4.14.1   Amendment  Number Two to Amended and Restated Loan and Security Agree-
         ment date  as  of  December  3, 1994,  between  Certified  Grocers  of
         California,   Ltd.,  Grocers  General   Merchandise  Company,  Grocers
         Specialty Company,  and BT  Commercial  Corporation, as  agent,  Union
         Bank, as co-agent, and First National Bank of Boston, as co-agent.
  4.15   $25,000,000  Credit  Agreement Dated  as  of April  25,  1994, between
         Grocers Capital  Company and  BT Commercial  Corporation and  National
         Cooperative  Bank as co-agents;  and Amendment Number  One Dated as of
         August 12,  1994 (incorporated  by reference  to Exhibit  4.14 to  the
         Registrant's  Annual Report  on Form  10-K for  the fiscal  year ended
         September 3, 1994, File No. 0-10815).
  4.16   Subordinated Note  Agreement dated  March 27,  1989 between  Certified
         Grocers of California, Ltd. and Aetna Life Insurance Company regarding
         $35,000,000  10.80% subordinated notes  due April 1,  1999; and letter amendment dated January 30, 1992 (incorporated by reference to Exhibit
         4.15 to the  Registrant's Annual Report  on Form 10-K  for the  fiscal year  ended  August 28,  1993  filed on  November  26, 1993,  File No.
         0-10815).
4.16.1   Amendment to Subordinated Note  Agreement dated as  of March 17,  1994 between Certified Grocers of California, Ltd. and Aetna Life Insurance
         Company   (incorporated  by   reference  to  Exhibit   4.15.1  to  the
         Registrant's Annual  Report on  Form 10-K  for the  fiscal year  ended
         September 3, 1994, File No. 0-10815).
  4.17   Note  Purchase  Agreement  dated January  15,  1990  between Certified
         Grocers of California,  Ltd. and Massachusetts  Mutual Life  Insurance
         Company regarding $20,000,000 9.55% Senior Notes due January 15, 2005;
         and  Amendment Dated January 30, 1991, First Amendment dated September
         4, 1991, and Amendment No. 2  dated October 19, 1993 (incorporated  by reference  to Exhibit 4.16  to the Registrant's  Annual Report on Form
         10-K for the fiscal year ended  August 28, 1993 filed on November  26,
         1993, File No. 0-10815).
4.17.1   Amendment No. 3 to Note Purchase Agreement dated as of March 17, 1994, and  Amendment No. 4 to Note  Purchase Agreement dated as of September
         29, 1994,  each  between Certified  Grocers  of California,  Ltd.  and
         Massachusetts Mutual Life Insurance Company (incorporated by reference to  Exhibit 4.16.1 to the Registrant's  Annual Report on Form 10-K for
         the fiscal year ended September 3, 1994, File No. 0-10815).
  4.18   $18,700,000 Loan  Agreement dated  August 23,  1979 between  Certified
         Grocers  of California, Ltd., First  Interstate Bank of California, as
         Trustee, and the other Lenders named therein; Secured Promissory Notes dated August 23,  1979; Deed of  Trust and Assignment  of Rents  dated
         August  23, 1979; and, Assignment of Rents and Leases dated August 23,
         1979 (incorporated by  reference to Exhibit  4.17 to the  Registrant's
         Annual  Report on Form 10-K for the  fiscal year ended August 28, 1993 filed on November 26, 1993, File No. 0-10815).

EXHIBIT                                                                           SEQUENTIAL
NUMBER                                DESCRIPTION                                  PAGE NO.
------   ----------------------------------------------------------------------   ----------
  10.1   Comprehensive Amendment to Retirement Plan for Employees of  Certified
         Grocers of California, Ltd. (incorporated by reference to Exhibit 10.1 to  Form S-2 Registration Statement of the Registrant filed on October
         12, 1994, File No. 33-56005).
  10.2   Incentive Compensation Plan (incorporated by reference to Exhibit 10.2 of the  Form S-2  Registration Statement  of the  Registrant filed  on
         December 28, 1987, File No. 33-19284).
  10.3   Comprehensive  Amendment  to  Certified  Grocers  of  California, Ltd.
         Employees'  Sheltered  Savings  Plan  (incorporated  by  reference  to
         Exhibit  10.3 to the Form S-2 Registration Statement of the Registrant
         filed on September 2, 1993, File No. 33-68288).

  10.4 Certified Grocers of California, Ltd., Executive Salary Protection Plan II ("ESPP II"), Master Plan Document, effective January 4, 1995.
  10.5 Master Trust Agreement For Certified Grocers of California, Ltd. Executive Salary Protection Plan II, dated as of April 28, 1995.
  10.6 Certified Grocers of California, Ltd. Executive Insurance Plan Split-dollar Agreement and Schedule of Executive Officers party thereto.
  10.7 Comprehensive Amendment to Certified Grocers of California, Ltd. Employees' Excess Benefit Plan (incorporated by reference to Exhibit
         10.6.1 to Form S-2 Registration Statement of the Registrant filed on October 12, 1994, File No. 33-56005).

  10.8 Comprehensive Amendment to Certified Grocers of California, Ltd. Employees' Supplemental Deferred Compensation Plan (incorporated by reference to Exhibit 10.5.3 to Form S-2 Registration Statement of the Registrant filed on December 10, 1990, File No. 33-38152).
  10.9 Comprehensive Amendment to Certified Grocers of California, Ltd. Employee Savings Plan (incorporated by reference to Exhibit 10.4 to Form S-2 Registration Statement of the Registrant filed on September 2, 1993, File No. 33-68288).
10.9.1 First Amendment to Certified Grocers of California, Ltd. Employee Savings Plan (incorporated by reference to Exhibit 10.4.1 to Form S-2 Registration Statement of the Registrant filed on October 12, 1994, File No 33-56005).
 10.10 Joint Venture Agreement of Golden Alliance Distribution, dated as of April 8, 1992, between Food 4 Less GM, Inc. and Grocers General Merchandise Company (incorporated by reference to Exhibit 10.7 to Form S-2 Registration Statement of the Registrant filed on September 2, 1993. File No. 33-68288.
 10.11 Lease, dated as of December 23, 1986, between Cercor Associates and Grocers Specialty Company (incorporated by reference to Exhibit 10.8 to Form S-2 Registration Statement of the Registrant filed on September 2, 1993. File No. 33-68288).
 10.12 Expansion Agreement, dated as of May 1, 1991, and Industrial Lease, dated as of May 1, 1991, between Dermody Properties and the Registrant (incorporated by reference to Exhibit 10.9 to Form S-2 Registration Statement of the Registrant filed on September 2, 1993. File No. 33-68288).
10.12.1 Lease Amendment, dated June 20, 1991, between Dermody Properties and the Registrant (incorporated by reference to Exhibit 10.9.1 to Form S-2 Registration Statement of the Registrant filed on September 2, 1993. File No. 33-68288).
10.12.2 Lease Amendment, dated October 18, 1991, between Dermody Properties and the Registrant (incorporated by reference to Exhibit 10.9.2 to Form S-2 Registration Statement of the Registrant filed on September 2, 1993. File No. 33-68288).

EXHIBIT                                                                           SEQUENTIAL
NUMBER                                DESCRIPTION                                  PAGE NO.
------   ----------------------------------------------------------------------   ----------
 10.13   Preferred  Stock  Purchase  Agreement by  and  between  Food-4-Less of
         Modesto, Inc. and Grocers  Capital Company, dated as  of July 1,  1992
         (incorporated by reference to Exhibit 10.10 to the Registrant's Annual
         Report on Form 10-K for the fiscal year ended August 28, 1993 filed on
         November 26, 1993, File No. 0-10815).
 10.14   Preferred  Stock Purchase Agreement by  and between SavMax Foods, Inc.
         and  Grocers  Capital   Company,  dated  as   of  December  17,   1993
         (incorporated   by  reference  to   Exhibit  10.11  to  Post-Effective
         Amendment No. 6 to Form  S-2 Registration Statement of the  Registrant
         filed on December 15, 1994, File No. 33-38152).
 10.15   Common  Stock Purchase  Agreement by and  between Michale  A. Webb and
         Grocers Capital Company, dated as  of December 17, 1993  (incorporated by  reference to  Exhibit 10.12 to  Post-Effective Amendment  No. 6 to
         Form S-2 Registration  Statement of the  Registrant filed on  December
         15, 1994, File No. 33-38152).
 10.16   Agreement  Regarding  Common Stock  by  and between  Michale  A. Webb,
         SavMax Foods, Inc. and Grocers  Capital Company, dated as of  December
         17, 1993 (incorporated by reference to Exhibit 10.13 to Post-Effective
         Amendment  No. 6 to Form S-2  Registration Statement of the Registrant
         filed on December 15, 1994, File No. 33-38152).
 10.17   Commercial Lease-Net dated December  6, 1994 between TriNet  Essential
         Facilities XII and the Registrant.
 10.18   Purchase  Agreement dated November 21, 1994 between the Registrant and
         TriNet Corporate Realty Trust, Inc.
  22.1   Subsidiaries of the Registrant.
   27.   Financial Data Schedule.