Form 10-Q
period 1995-12-02
CERTIFIED GROCERS OF CALIFORNIA LTD
filed 1996-01-16
CIK 320431

                      SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C. 20549
                                     10-Q
(Mark One)
[ X ] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

For the quarterly period ended     December 2, 1995
                               -----------------------------------------------
                                      OR
[   ]     TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
          EXCHANGE ACT OF 1934.

For the transition period from                    to
                               -------------------   -------------------------
Commission file number   0-10815
------------------------------------------------------------------------------

                     Certified Grocers of California, Ltd.
------------------------------------------------------------------------------
            (Exact name of registrant as specified in its charter)

          California                                    95-0615250
------------------------------------------------------------------------------
(State or other jurisdiction of                       (I.R.S.employer
 incorporation or organization)                      Identification No.)

  2601 S. Eastern Avenue, Los Angeles                              90040
------------------------------------------------------------------------------
(Address of principal executive offices)                         (Zip Code)

                                (213) 726-2601
------------------------------------------------------------------------------
               Registrant's telephone number, including area code


------------------------------------------------------------------------------
             (Former Name, former address and former fiscal year,
                          if changed since last report)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such
filing requirements for the past 90 days.                    Yes   X   No
                                                                 -----    -----

               APPLICABLE ONLY TO ISSUERS INVOLVED IN BANKRUPTCY
                  PROCEEDINGS DURING THE PRECEDING FIVE YEARS

Indicate by check mark whether the registrant has filed all documents and reports required to be filed by Sections 12, 13, or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan
confirmed by a court.                                        Yes       No
                                                                 -----    -----

                     APPLICABLE ONLY TO CORPORATE ISSUERS

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

          Class A Shares   50,300     Shares as of December 2, 1995
          Class B Shares  384,767     Shares as of December 2, 1995
          Class C Shares       15     Shares as of December 2, 1995

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

            CERTIFIED GROCERS OF CALIFORNIA, LTD. AND SUBSIDIARIES
               CONSOLIDATED CONDENSED BALANCE SHEETS (UNAUDITED)
                            (dollars in thousands)


                                              DECEMBER 2,         SEPTEMBER 2,
                                                 1995                 1995
                                              -----------         ------------
ASSETS
Current:
  Cash and cash equivalents                    $  8,639             $  7,329
  Accounts and notes receivable                 125,390              104,249
  Inventories                                   148,910              149,432
  Prepaid expenses                                5,627                4,789
  Deferred taxes                                  2,850                2,850
                                              -----------         ------------
      Total current assets                      291,416              268,649

Properties, at cost                             149,674              148,285
  Less, accumulated depreciation                (78,298)             (76,469)
                                              -----------         ------------
                                                 71,376               71,816

Investments                                      22,863               22,051
Notes receivable                                 29,928               25,622
Other assets                                     10,907               10,465
                                              -----------         ------------
      TOTAL ASSETS                             $426,490             $398,603
                                              ===========         ============

LIABILITIES AND SHAREHOLDERS' EQUITY

Current:
  Accounts payable                             $ 79,955             $ 86,159
  Accrued liabilities                            54,475               51,018
  Notes payable                                  11,608               11,573
  Patrons' excess deposits and estimated
    patronage dividends                          15,211               12,214
                                              -----------         ------------
          Total current liabilities             161,249              160,964

Notes payable, due after one year               155,488              129,686
Long-term liabilities                            12,888               12,210
Commitments and contingencies
Patrons' deposits and certificates:
      Patrons' required deposits                 17,243               17,022
      Subordinated patronage dividend
        certificates                              6,561                6,561
Shareholders' equity:
  Class A Shares                                  5,308                5,292
  Class B Shares                                 56,266               56,266
  Retained earnings                              11,245               10,488
  Net unrealized gain on appreciation of
    investments                                     242                  114
                                              -----------         ------------
          Total shareholders' equity             73,061               72,160
                                              -----------         ------------
  TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY   $426,490             $398,603
                                              ===========         ============

       The accompanying notes are an integral part of these statements.

            CERTIFIED GROCERS OF CALIFORNIA, LTD. AND SUBSIDIARIES
           CONSOLIDATED CONDENSED STATEMENTS OF EARNINGS (UNAUDITED)
                            (dollars in thousands)

                                                        13 WEEKS ENDED
                                                -------------------------------
                                                DECEMBER 2,         DECEMBER 3,
                                                   1995                1994
                                                -----------         -----------
Net sales                                        $493,027            $460,907
                                                -----------         -----------

Costs and expenses:
   Cost of sales                                  450,866             420,301
   Distribution, selling and administrative        33,742              34,605
                                                -----------         -----------
Operating income                                    8,419               6,001

Interest expense                                   (3,827)             (3,713)
                                                -----------         -----------

Earnings before estimated patronage
  dividends and provision for income taxes          4,592               2,288
Estimated patronage dividends                      (3,400)             (2,220)
                                                -----------         -----------

Earnings before income tax provision                1,192                  68
Provision for income taxes                            418                  29
                                                -----------         -----------

Net earnings                                     $    774            $     39
                                                ===========         ===========

       The accompanying notes are an integral part of these statements.

            CERTIFIED GROCERS OF CALIFORNIA, LTD. AND SUBSIDIARIES
          CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS (UNAUDITED)
      FOR THE THIRTEEN WEEKS ENDED DECEMBER 2, 1995 AND DECEMBER 3, 1994
                            (dollars in thousands)

                                                    DECEMBER 2,     DECEMBER 3,
                                                       1995            1994
                                                    -----------     -----------
Cash flows from operating activities:
Net earnings                                          $    774       $     39
                                                    -----------     -----------
   Adjustments to reconcile net earnings to net cash utilized by operating activities:

     Depreciation and amortization                       2,453          2,837
     Gain on disposal of properties                        (30)           (30)
     Accrued postretirement benefit costs                  595            749
     Accrued postemployment benefit costs                   30            373
     Accrued supplemental retirement
       benefit costs                                       141              3
     Accrued sub-lease liability                           (52)           (84)
     Decrease (increase) in assets:
        Accounts and notes receivable                  (21,141)       (13,680)
        Inventories                                        522         (5,562)
        Prepaid expenses                                  (838)        (1,861)
        Notes receivable                                (4,306)           804
     Increase (decrease) in liabilities:
        Accounts payable                                (6,204)         7,298
        Accrued liabilities                              3,421         (5,354)
        Patrons' excess deposits and
          estimated patronage dividends                  2,997          2,051
                                                    -----------     -----------
     Total adjustments                                 (22,412)       (12,456)
                                                    -----------     -----------
Net cash utilized by operating activities              (21,638)       (12,417)
                                                    -----------     -----------
Cash flows from investing activities:
   Purchase of properties                               (1,864)        (3,869)
   Proceeds from sales of properties                        40          1,510
   (Increase) decrease in other assets                    (601)           115
   Investment in preferred stocks, net                     (45)          (108)
   Investment in long-term bonds, net                     (639)           172
                                                    -----------     -----------
Net cash utilized by investing activities               (3,109)        (2,180)
                                                    -----------     -----------

Cash flows from financing activities:
   Additions to long-term notes payable                 26,419         15,653
   Reduction of long-term notes payable                                  (400)
   Reduction of short-term notes payable                  (582)          (552)
   Increase in members' required deposits                  221            534
   Repurchase of shares from members                      (100)          (179)
   Issuance of shares to members                            99            114
                                                    -----------     -----------
Net cash provided by financing activities               26,057         15,170
                                                    -----------     -----------

Net increase in cash and cash equivalents                1,310            573
Cash and cash equivalents at beginning of year           7,329          7,702
                                                    -----------     -----------
Cash and cash equivalents at end of period           $   8,639       $  8,275
                                                    ===========     ===========
Supplemental disclosure of cash flow information:
Cash paid during the period for:
   Interest                                          $   4,820       $  4,622
   Income taxes                                                           250
                                                    -----------     -----------
                                                     $   4,820       $  4,872
                                                    ===========     ===========


       The accompanying notes are an integral part of these statements.

            CERTIFIED GROCERS OF CALIFORNIA, LTD., AND SUBSIDIARIES

             NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS

1. The consolidated condensed financial statements include the accounts of Certified Grocers of California, Ltd. and all of its subsidiaries (the "Company"). Intercompany transactions and accounts with subsidiaries have been eliminated. The interim financial statements included herein have been prepared by the Company without audit, pursuant to the rules and regulations promulgated by the Securities and Exchange Commission (the "Commission"). Certain information and footnote disclosures, normally included in the financial statements prepared in accordance with generally accepted accounting principles, have been omitted pursuant to Commission rules and regulations; nevertheless, the Company believes that the disclosures are adequate to make the information presented not misleading. These condensed financial statements should be read in conjunction with the audited financial statements and notes thereto included in the Company's latest annual report filed on Form 10-K. The results of operations for the interim periods are not necessarily indicative of the results for the full year.

2. The accompanying consolidated condensed financial statements reflect all adjustments which are, in the opinion of management, both of a normal recurring nature and necessary to a fair statement of the results of the interim periods presented. Certain reclassifications have been made to prior period's financial statements to present them on a basis comparable with the current period's presentation.

3. The Company reclassified $617,000 from long-term to short-term debt (a noncash financing activity) for the thirteen weeks ended December 2, 1995, in its Consolidated Condensed Statements of Cash Flows.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

LIQUIDITY AND CAPITAL RESOURCES

     The Company relies upon cash flow from operations, patron deposits, Patronage Certificates, shareholdings, and borrowings under the Company's credit lines, to finance operations. Net cash utilized by operating activities totaled $21.6 million for the first thirteen weeks of fiscal 1996 (the "1996 period"), as compared to $12.4 million for the first thirteen weeks of fiscal 1995 (the "1995 period"). Net cash utilized for the 1996 period and 1995 period is due primarily to increased accounts and notes receivable in the cooperative, general merchandise, and insurance operations.
 This reflects seasonal member volume increases in the cooperative and general merchandise operations as well as increased premium receivables in the insurance operations due to annual workers' compensation and general liability policy renewals. The Company's cost and expense reductions, revised marketing programs, and the dividend retention program provide adequate operating cash flow to conduct the Company's business operations.
At December 2, 1995, working capital was $130.2 million, as compared to $107.7 million at September 2, 1995, and the Company's current ratio was 1.8 to 1 at the end of the 1996 period and 1.7 to 1 at fiscal 1995 year end. Working capital varies primarily as a result of seasonal inventory requirements.

     Capital expenditures totaled $1.9 million in the first thirteen weeks of fiscal 1996. The 1996 expenditures include purchases of warehouse and computer equipment.

     The Company and one of its subsidiaries, Grocers Capital Company ("GCC") have agreements with certain banks that provide for committed lines of credit. These credit lines are available for general working capital, acquisitions, and maturing long-term debt. One credit agreement is collateralized by accounts receivable, inventory, and certain other assets of Certified Grocers of California, Ltd. and two of its principal subsidiaries, excluding equipment, real property and the assets of GCC. GCC's credit agreement is collateralized primarily by its loan portfolio. The agreements provide for Eurodollar basis or prime basis borrowings at the Company's option. At the end of the first quarter of fiscal 1996, the Company had $160 million in committed lines of credit, of which $64.6 million was not utilized. As of December 2, 1995, the Company's outstanding borrowings, including obligations under capital leases of approximately $6.2 million, amounted to $167.1 million, of which $155.5 million was classified as noncurrent.

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

     The Board of Directors determined that in fiscal years 1993 and 1994, the portion of the patronage dividend retained and evidenced by the issuance of Patronage Certificates was 20% of the fourth quarter dividend for dairy products in fiscal 1993, 20% of the quarterly dairy patronage dividends for fiscal 1994 and 40% of the fiscal 1993 and 1994 dividends for non-dairy products. As to patronage dividends distributed with respect to Certified's 1995 fiscal year, the Board of Directors approved the issuance of Patronage Certificates evidencing the allocation of an amount of such dividends equal to 40% of the patronage dividends of all divisions, except the dairy division, and 20% of the first and second quarter dairy division patronage dividends. The fiscal 1995 Patronage Certificates have a seven year term, maturing on December 15, 2002, and will bear interest from the date of issuance at the rate of 7% per annum, payable annually on December 15 in each year, commencing December 15, 1996.

     The following table represents a summary of the Patronage Certificates issued and their respective terms in fiscal 1993, 1994, and 1995.

                             AGGREGATE       ANNUAL
     FISCAL                  PRINCIPAL      INTEREST     MATURITY
      YEAR                     AMOUNT         RATE         DATE
     ------                  ----------     --------     --------
     1993                    $2,018,000        7%        12/15/00
     1994                    $2,426,000        8%        12/15/01
     1995                    $2,117,000        7%        12/15/02

The Company expects to continue to distribute patronage dividends in the future, although there can be no assurance of the amounts of such dividends.

     Patrons are generally required to maintain subordinated deposits with the Company and member-patrons purchase shares of stock of the Company. Upon termination of patron status, the withdrawing patron will be entitled to recover deposits in excess of its obligations to the Company if permitted by the applicable subordination provisions, and a member-patron also will be entitled to have its shares redeemed, subject to applicable legal requirements, Company policies and credit agreement limitations. The Company's current redemption policy limits the Class B Shares that the Company is obligated to redeem in any year to 5% of the number of Class B Shares deemed outstanding at the end of the preceding fiscal year. In fiscal 1995, this limitation restricted the Company's redemption of shares to 19,414 shares for $3,165,064. In fiscal 1996, the 5% limitation will restrict the Company's redemption of shares to 19,238 shares for $3,190,815. Due to the loss of a number of significant member-patrons in past fiscal years, the number of shares tendered for redemption at December 2, 1995, totaled 87,300 (or approximately $14.5 million using fiscal 1995 year end book values), which exceeds the amount that can be redeemed in fiscal 1996. Consequently, the Company will be required to make redemptions in fiscal 1997, 1998, and 1999, with such redemptions approximating $9.4 million to $9.6 million based on 1995 year end book values and estimated share issuances for those years. The redemption price for shares is based upon their book value as of the end of the year preceding redemption. Cash flow to fund redemption of shares is provided from operations, patron deposits, Patronage Certificates, current shareholdings and borrowings under the Company's credit lines.

RESULTS OF OPERATIONS

    The following table sets forth selected financial data of the Company expressed as a percentage of sales for the periods indicated below:


                                               FOR THE THIRTEEN WEEKS ENDED
                                            -----------------------------------
                                            DECEMBER 2, 1995   DECEMBER 3, 1994
                                            ----------------   ----------------
Net sales                                         100.0%             100.0%
Cost of sales                                      91.4               91.2
Distribution, selling and administrative            6.8                7.5
Operating income                                    1.8                1.3
Interest expense                                    0.8                0.8
Estimated patronage dividends                       0.7                0.5
Earnings after patronage dividends and before
  income taxes                                      0.3                0.0
Provision for income taxes                          0.1                0.0
Net earnings                                        0.2                0.0

NET SALES
     Net sales increased to $493.0 million in the 1996 period as compared to $460.9 million in the 1995 period, representing a 7% increase. During the third quarter of fiscal 1995, the Company added two significant customers which contributed approximately $43 million in net sales for the 1996 period. The Company estimates these new customers will increase net sales by approximately $175 million on an annualized basis. The Company is attempting to increase sales volume by adding new customers and expanding the volume of sales to existing customers.

COST OF SALES
     Cost of sales increased 7.3% to $450.9 million in the 1996 period. This increase is primarily due to increased sales volume in the 1996 period as discussed above. The slight percentage increase in cost of sales for the 1996 period as compared to the 1995 period resulted from lower prices passed to the Company's customers as the result of improvements in the Company's distribution and manufacturing operations.

DISTRIBUTION, SELLING AND ADMINISTRATIVE
     Distribution, selling and administrative expenses decreased from $34.6 million (7.5% of sales) in the 1995 period to $33.7 million (6.8% of sales) in the 1996 period. The decrease in total expense was primarily due to the reduction of payroll costs and the implementation of other programs in the Company's distribution and manufacturing facilities to increase efficiency.

OPERATING INCOME
     Operating income totaled $8.4 million for the 1996 period, as compared to $6.0 million for the 1995 period. As a percentage of net sales, operating income was higher than the same prior year period. This increase is a direct result of the reduction in distribution and manufacturing costs described above.

INTEREST
     Interest expense in the 1996 period has remained consistent as a percentage of sales with the comparable 1995 period.

NET EARNINGS
     Net earnings for the 1996 period were $774,000 compared to net earnings of $39,000 for the 1995 period. This increase is primarily due to the increased volume and related efficiencies noted above, coupled with decreased claim costs in the Company's insurance operations.

PART II.  OTHER INFORMATION

ITEM 1.   LEGAL PROCEEDINGS

     Reference is made to the Company's Annual Report on Form 10-K for the fiscal year ended September 2, 1995, for a description of the Company's involvement with respect to the cleanup of hazardous waste at Operating Industries, Inc. Superfund Site in Monterey Park, California.

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

                                       Certified Grocers of California, Ltd.
                                       -------------------------------------
                                                     (Registrant)

Dated:  January 16, 1996               By          ALFRED A. PLAMANN
                                         -----------------------------------
                                                   Alfred A. Plamann
                                                     President and
                                               Chief Executive Officer

                                       By           DANIEL T. BANE
                                         -----------------------------------
                                                    Daniel T. Bane
                                              Senior Vice President and
                                               Chief Financial Officer

                                       By         RANDALL G. SCOVILLE
                                         -----------------------------------
                                                  Randall G. Scoville
                                                 Corporate Controller