Form 10-Q
period 1996-03-02
CERTIFIED GROCERS OF CALIFORNIA LTD
filed 1996-04-16
CIK 320431

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                                      10-Q

(Mark One)
[ X ] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

For the quarterly period ended     March 2, 1996
                               -----------------------------------------------

                                       OR

[   ]  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
       EXCHANGE ACT OF 1934.

For the transition period from ______________ to _____________________________

Commission file number   0-10815
- ------------------------------------------------------------------------------

                      Certified Grocers of California, Ltd.
- ------------------------------------------------------------------------------
             (Exact name of registrant as specified in its charter)

          California                                    95-0615250
- ------------------------------------------------------------------------------
(State or other jurisdiction of           (I.R.S.  employer Identification No.)
incorporation or organization)

2601 S. Eastern Avenue, Los Angeles                          90040
- ------------------------------------------------------------------------------
(Address of principal executive offices)                   (Zip Code)

                                 (213) 726-2601
- ------------------------------------------------------------------------------
               Registrant's telephone number, including area code

- ------------------------------------------------------------------------------
              (Former Name, former address and former fiscal year,
                         if changed since last report)


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

Indicate by check mark whether the registrant has filed all documents and reports required to be filed by Sections 12, 13, or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a
plan confirmed by a court.                                Yes ___   No ___

                      APPLICABLE ONLY TO CORPORATE ISSUERS

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

          Class A Shares      49,900     Shares as of March 2, 1996
          Class B Shares     365,529     Shares as of March 2, 1996
          Class C Shares          15     Shares as of March 2, 1996

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

             CERTIFIED GROCERS OF CALIFORNIA, LTD. AND SUBSIDIARIES
               CONSOLIDATED CONDENSED BALANCE SHEETS (UNAUDITED)
                            (dollars in thousands)

                                                                March 2,     September 2,
                                                                  1996           1995
                                                                --------     ------------
ASSETS
Current:
  Cash and cash equivalents                                       $8,526           $7,329
  Accounts and notes receivable                                 120,460          104,249
  Inventories                                                    138,132          149,432
  Prepaid expenses                                                 5,196            4,789
  Deferred taxes                                                   2,850            2,850
                                                                --------     ------------
    Total current assets                                         275,164          268,649
Properties, at cost                                              151,201          148,285
  Less, accumulated depreciation                                 (79,754)         (76,469)
                                                                --------     ------------
                                                                  71,447           71,816

Investments                                                       26,359           22,051
Notes receivable                                                  26,660           25,622
Other assets                                                      11,657           10,465
                                                                --------     ------------
    TOTAL ASSETS                                                $411,287         $398,603
                                                                ========     ============

LIABILITIES AND SHAREHOLDERS' EQUITY

Current:
  Accounts payable                                               $85,451          $86,159
  Accrued liabilities                                             52,742           51,018
  Notes payable                                                   11,642           11,573
  Patrons' excess deposits and estimated  patronage dividends     15,267           12,214
                                                                --------     ------------
    Total current liabilities                                    165,102          160,964

Notes payable, due after one year                                138,244          129,686
Long-term liabilities                                             13,334           12,210
Commitments and contingencies
Patrons' deposits and certificates:
  Patrons' required deposits                                      17,129           17,022
  Subordinated patronage dividend certificates                     6,553            6,561
Shareholders' equity:
  Class A Shares                                                   5,350            5,292
  Class B Shares                                                  53,431           56,266
  Retained earnings                                               12,110           10,488
  Net unrealized gain on appreciation of investments                  34              114
                                                                --------     ------------
    Total shareholders' equity                                    70,925           72,160
                                                                --------     ------------
  TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY                    $411,287         $398,603
                                                                ========     ============

        The accompanying notes are an integral part of these statements.

             CERTIFIED GROCERS OF CALIFORNIA, LTD. AND SUBSIDIARIES
            CONSOLIDATED CONDENSED STATEMENTS OF EARNINGS (UNAUDITED)
                            (dollars in thousands)


                                                         13 Weeks Ended            26 Weeks Ended
                                                      ---------------------     ---------------------
                                                      March 2,     March 4,     March 2,     March 4,
                                                        1996         1995         1996         1995
                                                      --------     --------     --------     --------
Net sales                                             $478,954     $426,280     $971,981     $887,187
                                                      --------     --------     --------     --------
Costs and expenses:
  Cost of sales                                        435,251      390,505      886,117      810,806
  Distribution, selling and administrative              34,524       29,874       68,266       64,479
                                                      --------     --------     --------     --------
Operating income                                         9,179        5,901       17,598       11,902

Interest expense                                        (3,953)      (3,862)      (7,780)      (7,575)
Other income, net                                                       671                       671
                                                      --------     --------     --------     --------

Earnings before estimated patronage dividends
  and provision for income taxes                         5,226        2,710        9,818        4,998
Estimated patronage dividends                           (3,156)      (2,234)      (6,556)      (4,454)
                                                      --------     --------     --------     --------

Earnings before income tax provision                     2,070          476        3,262          544
Provision for income taxes                                 742          186        1,160          215
                                                      --------     --------     --------     --------

Net earnings                                            $1,328        $ 290       $2,102        $ 329
                                                      ========     ========     ========     ========



        The accompanying notes are an integral part of these statements.

             CERTIFIED GROCERS OF CALIFORNIA, LTD. AND SUBSIDIARIES
          CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS (UNAUDITED)
       FOR THE TWENTY-SIX  WEEKS ENDED MARCH 2, 1996 AND  MARCH 4, 1995
                             (dollars in thousands)

                                                                March 2,     March 4,
                                                                  1996         1995
                                                                --------     --------
Cash flows from operating activities:
Net earnings                                                      $2,102         $329
                                                                --------     --------
  Adjustments to reconcile net earnings to net
    cash provided by operating activities:
   Depreciation and amortization                                   4,981        5,317
   Gain on disposal of properties                                   (106)         (60)
   Accrued postretirement benefit costs                            1,165        1,492
   Accrued postemployment benefit costs                               21          746
   Accrued supplemental retirement benefit costs                     117          146
   Accrued sub-lease liability                                      (106)        (168)
   Decrease (increase) in assets:
    Accounts and notes receivable                                (16,211)      (7,371)
    Inventories                                                   11,300        2,925
    Prepaid expenses                                                (407)      (2,138)
    Notes receivable                                              (1,038)      (2,513)
   Increase (decrease) in liabilities:
    Accounts payable                                                (708)       1,994
    Accrued liabilities                                            1,678        3,375
    Patrons' excess deposits and estimated
     patronage dividends                                           3,053        1,409
                                                                --------     --------
   Total adjustments                                               3,739        5,154
                                                                --------     --------
Net cash provided by operating activities                          5,841        5,483
                                                                --------     --------

Cash flows from investing activities:
  Purchase of properties                                          (4,283)      (5,355)
  Proceeds from sales of properties                                  117       13,183
  (Increase) decrease in other assets                             (1,559)       1,215
  Investment in preferred stocks, net                               (133)        (100)
  Investment in long-term bonds, net                              (1,255)      (1,262)
  Investment in common stocks, net                                (3,000)         (42)
                                                                --------     --------
Net cash (utilized) provided by investing activities             (10,113)       7,639
                                                                --------     --------

Cash flows from financing activities:
  Additions to long-term notes payable                             9,800
  Reduction of long-term notes payable                                         (7,856)
  Reduction of short-term notes payable                           (1,173)      (1,119)
  Increase in members' required deposits                             107        1,126
  Decrease in subordinated patronage dividend certificates            (8)
  Repurchase of shares from members                               (3,689)      (3,703)
  Issuance of shares to members                                      432          570
                                                                --------     --------
Net cash provided (utilized) by financing activities               5,469      (10,982)
                                                                --------     --------

Net increase in cash and cash equivalents                          1,197        2,140
Cash and cash equivalents at beginning of year                     7,329        7,702
                                                                --------     --------
Cash and cash equivalents at end of period                        $8,526       $9,842
                                                                ========     ========



        The accompanying notes are an integral part of these statements.

             CERTIFIED GROCERS OF CALIFORNIA, LTD. AND SUBSIDIARIES
           CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS (UNAUDITED)
         FOR THE TWENTY-SIX WEEKS ENDED MARCH 2, 1996 AND MARCH 4, 1995
                             (dollars in thousands)

                                                               March 2,      March 4,
                                                                 1996          1995
                                                              ----------     --------

Supplemental disclosure of cash flow information:
Cash paid during the period for:
  Interest                                                        $7,826       $7,518
  Income taxes                                                       320        1,958
                                                                --------     --------
                                                                  $8,146       $9,476
                                                                ========     ========


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

3. The Company reclassified $1,242,000 from long-term to short-term debt (a noncash financing activity) for the twenty-six weeks ended March 2, 1996, in its Consolidated Condensed Statements of Cash Flows.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

LIQUIDITY AND CAPITAL RESOURCES

     The Company relies upon cash flow from operations, patron deposits, Patronage Certificates, shareholdings, and borrowings under the Company's credit lines, to finance operations. Net cash provided by operating activities totaled $5.8 million for the first twenty-six weeks of fiscal 1996 (the "1996 period"), as compared to $5.5 million for the first twenty-six weeks of fiscal 1995 (the "1995 period"). Net cash provided for the 1996 period is primarily a result of improved income from operations and accompanying increased estimated patronage dividends, as well as reductions in inventory levels following the peak holiday season. Net cash provided for the 1995 period reflected reductions in inventory levels, the beginning of the Company's improved operating income, and the effects of the Company's cost reduction programs. Cash used by the Company in the 1996 period and 1995 period reflects higher accounts and notes receivable due to volume increases in the cooperative and general merchandise operations as well as increased premium receivables in the insurance operations due to annual workers' compensation and general liability policy renewals. The Company's cost and expense reductions, revised marketing programs, and the dividend retention program provide adequate operating cash flow to conduct the Company's business operations. At March 2, 1996, working capital was $110.1 million, as compared to $107.7 million at September 2, 1995, and the Company's current ratio was 1.7 to 1 at the end of the 1996 period and at fiscal 1995 year end. Working capital varies primarily as a result of seasonal inventory requirements.

     Capital expenditures totaled $4.3 million in the first twenty-six weeks of fiscal 1996. The 1996 expenditures include purchases of warehouse, maintenance, and computer equipment.

     The Company and one of its subsidiaries, Grocers Capital Company ("GCC") have agreements with certain banks that provide for committed lines of credit. These credit lines are available for general working capital, acquisitions, and maturing long-term debt. One credit agreement is collateralized by accounts receivable, inventory, and certain other assets of Certified Grocers of California, Ltd. and two of its principal subsidiaries, excluding equipment, real property and the assets of GCC. GCC's credit agreement is collateralized primarily by its loan portfolio. The agreements provide for Eurodollar basis or prime basis borrowings at the Company's option. At the end of the second quarter of fiscal 1996, the Company had $160 million in committed lines of credit, of which $81.3 million was not utilized. As of March 2, 1996, the Company's outstanding borrowings, including obligations under capital leases of approximately $6.0 million, amounted to $149.9 million, of which $138.2 million was classified as noncurrent.

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

     The Board of Directors determined that in fiscal years 1993 and 1994, the portion of the patronage dividend retained and evidenced by the issuance of Patronage Certificates was 20% of the fourth quarter dividend for dairy products in fiscal 1993, 20% of the quarterly dairy patronage dividends for fiscal 1994 and 40% of the fiscal 1993 and 1994 dividends for non-dairy products. As to patronage dividends distributed with respect to Certified's 1995 fiscal year, the Board of Directors approved the issuance of Patronage Certificates evidencing the allocation of an amount of such dividends equal to 40% of the patronage dividends of all divisions, except the dairy division, and 20% of the first and second quarter dairy division patronage dividends. The fiscal 1995 Patronage Certificates have a seven year term, maturing on December 15, 2002, and will bear interest from the date of issuance at the rate of 7% per annum, payable annually on December 15 in each year, commencing December 15, 1996. Patronage Certificates are not expected to be issued with respect to 1996 dairy patronage dividends.

     The following table represents a summary of the Patronage Certificates issued and their respective terms in fiscal 1993, 1994, and 1995.


                             Aggregate       Annual
     Fiscal                  Principal      Interest     Maturity
     Year                     Amount          Rate         Date
     ------                  ----------     --------     ---------
     1993. . . . . . . . . . $2,018,000        7%         12/15/00
     1994. . . . . . . . . . $2,426,000        8%         12/15/01
     1995. . . . . . . . . . $2,117,000        7%         12/15/02


During January 1996, the Company set off approximately $8,000 in Patronage Certificates against a portion of amounts owed to the Company by the holder. The Company expects to continue to distribute patronage dividends in the future, although there can be no assurance of the amounts of such dividends.

     Patrons are generally required to maintain subordinated deposits with the Company and member-patrons purchase shares of stock of the Company. Upon termination of patron status, the withdrawing patron will be entitled to recover deposits in excess of its obligations to the Company if permitted by the applicable subordination provisions, and a member-patron also will be entitled to have its shares redeemed, subject to applicable legal requirements, Company policies and credit agreement limitations. The Company's current redemption policy limits the Class B Shares that the Company is obligated to redeem in any year to 5% of the number of Class B Shares deemed outstanding at the end of the preceding fiscal year. In fiscal 1995, this limitation restricted the Company's redemption of shares to 19,414 shares for $3,165,064. In fiscal 1996, the 5% limitation restricts the Company's redemption of shares to 19,238 shares for $3,190,815, and as of March 2, 1996, that number of shares has been redeemed. Due to the loss of a number of significant member-patrons in past fiscal years, the number of shares tendered for redemption at March 2, 1996, totaled 72,107 (or approximately $12 million using fiscal 1995 year end book values), which exceeds the amount that can be redeemed in fiscal 1996. Consequently, the Company will be required to make redemptions in fiscal 1997, 1998, and 1999, with such redemptions approximating $9.4 million to $9.6 million based on 1995 year end book values and estimated share issuances for those years. The redemption price for shares is based upon their book value as of the end of the year preceding redemption. Cash flow to fund redemption of shares is provided from operations, patron deposits, Patronage Certificates, current shareholdings, issuance of shares to member-patrons and borrowings under the Company's credit lines.

RESULTS OF OPERATIONS

     The following table sets forth selected financial data of the Company expressed as a percentage of sales for the periods indicated below:


                                                 FOR THE TWENTY-SIX WEEKS ENDED
                                                 -------------------------------
                                                 MARCH 2, 1996    MARCH 4, 1995
                                                 -------------    -------------

Net sales                                            100%             100%
Cost of sales                                         91.2             91.4
Distribution, selling and administrative               7.0              7.3
Operating income                                       1.8              1.3
Interest expense                                       0.8              0.9
Other income, net                                      0.0              0.1
Estimated patronage dividends                          0.7              0.5
Earnings after dividend and before income taxes        0.3              0.0
Provision for income taxes                             0.1              0.0
Net earnings                                           0.2              0.0


NET SALES

     Net sales increased 9.6% to $971.9 million in the 1996 period as compared to the 1995 period. The 9.6% sales increase was achieved despite the loss of $5.4 million in sales volume from Major Market Inc. ("MMI"), a previously consolidated subsidiary, which was sold during the 1995 period, and a $24.5 million reduction in general merchandise volume resulting from the merger between Food 4 Less and Ralphs Grocery Company. During the third quarter of fiscal 1995, the Company added two significant customers which contributed approximately $90 million in net sales for the 1996 period. The Company estimates these new customers will increase net sales by approximately $175 million on an annualized basis. The remaining increase is due to increased sales volume from new customers and expanded sales volume to existing customers.

COST OF SALES

     Cost of sales, as a percentage of sales, has decreased with the comparable prior twenty-six week period (91.2% in the 1996 period and 91.4% in the 1995 period). The slight percentage decrease in cost of sales for the 1996 period as compared to the 1995 period resulted from the loss of low margin sales of general merchandise to Food 4 Less, offset by reductions in transportation fees and increased dairy rebates.

DISTRIBUTION, SELLING AND ADMINISTRATIVE

     Distribution, selling and administrative expenses, as a percentage of sales, have decreased with the comparable prior period (7.0% in the 1996 period and 7.3% in the 1995 period). The decrease as a percent to sales was primarily due to the Company's ability to efficiently spread fixed costs over higher sales volume and the implementation of other programs in the Company's distribution and manufacturing facilities to increase efficiency and reduce overhead costs.

OPERATING INCOME

     Operating income totaled $17.6 million for the 1996 period, as compared to $11.9 million for the 1995 period. This increase is a result of the increase in sales volume as well as the reduction in distribution, manufacturing, and overhead costs described above.

INTEREST

     Interest expense in the 1996 period decreased 0.1% as a percentage of sales with the comparable 1995 period, primarily as a result of maintaining a consistent level of expense over higher sales volume.

OTHER INCOME, NET

     The 1995 period reflects a $511,000 gain on the sale of the Company's investment in preferred and common stock of MMI and $162,000 in earnings from MMI.

NET EARNINGS

     Net earnings for the 1996 period were $2,102,000 compared to net earnings of $329,000 for the 1995 period. The increase is primarily due to the increased volume and related efficiencies noted above, coupled with decreased claim costs in the Company's insurance operations.

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

          None.

Item 3.   Defaults Upon Senior Securities

          None.

Item 4.   Submission of Matters to a Vote of Security Holders

          None.

Item 5.   Other Information

          None.

Item 6.   Exhibits and Reports on Form 8-K
 .
     (a)  Exhibits

          Exhibit 27.  Financial Data Schedule.

     (b)  Reports on Form 8-K

          Reference is made to the Company's report on Form 8-K which was filed with the Securities and Exchange Commission on April 10, 1996 respecting the Company's change in certifying accountants.

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

                                       CERTIFIED GROCERS OF CALIFORNIA, LTD.
                                       -------------------------------------
                                                    (Registrant)


Dated:  April 16, 1996                 By         ALFRED A. PLAMANN
                                          -----------------------------------
                                                  Alfred A. Plamann
                                                    President and
                                               Chief Executive Officer


                                       By           DANIEL T. BANE
                                          -----------------------------------
                                                    Daniel T. Bane
                                                Senior Vice President,
                                             Finance and Administration
                                             and Chief Financial Officer


                                       By          RANDALL G. SCOVILLE
                                          -----------------------------------
                                                   Randall G. Scoville
                                                  Corporate Controller