Form 10-Q
period 1996-06-01
CERTIFIED GROCERS OF CALIFORNIA LTD
filed 1996-07-16
CIK 320431

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                                      10-Q
(Mark One)
[ X ] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

For the quarterly period ended     June 1, 1996
                               -------------------------------------------------
                                       OR
[   ]     TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
          EXCHANGE ACT OF 1934.

For the transition period from               to
                              ---------------  ------------------

Commission file number   0-10815
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
                   PROCEEDINGS DURING THE PRECEDING FIVE YEARS

Indicate by check mark whether the registrant has filed all documents and reports required to be filed by Sections 12, 13, or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan
confirmed by a court.                                          Yes     No
                                                                  -----    -----

                      APPLICABLE ONLY TO CORPORATE ISSUERS


Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.


     Class A Shares       50,300   Shares as of June 1, 1996
     Class B Shares      365,393   Shares as of June 1, 1996
     Class C Shares           15   Shares as of June 1, 1996

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

             CERTIFIED GROCERS OF CALIFORNIA, LTD. AND SUBSIDIARIES
                CONSOLIDATED CONDENSED BALANCE SHEETS (UNAUDITED)
                             (dollars in thousands)


                                                                        June 1,      September 2,
                                                                         1996            1995
                                                                       --------      ------------
ASSETS

Current:
     Cash and cash equivalents                                         $  7,840       $  7,329
     Accounts and notes receivable                                      103,213        104,249
     Inventories                                                        132,004        149,432
     Prepaid expenses                                                     5,251          4,789
     Deferred taxes                                                       2,850          2,850
                                                                       --------       --------
          Total current assets                                          251,158        268,649

Properties, at cost                                                     152,091        148,285
     Less, accumulated depreciation                                     (80,144)       (76,469)
                                                                       --------       --------
                                                                         71,947         71,816

Investments                                                              27,921         22,051
Notes receivable                                                         30,199         25,622
Other assets                                                             10,799         10,465
                                                                       --------       --------
          TOTAL ASSETS                                                 $392,024       $398,603
                                                                       --------       --------
                                                                       --------       --------

LIABILITIES AND SHAREHOLDERS' EQUITY

Current:
     Accounts payable                                                  $ 82,270       $ 86,159
     Accrued liabilities                                                 62,149         51,018
     Notes payable                                                       72,203         11,573
     Patrons' excess deposits and estimated patronage dividends          15,082         12,214
                                                                       --------       --------
               Total current liabilities                                231,704        160,964

Notes payable, due after one year                                        50,119        129,686
Long-term liabilities                                                    13,764         12,210
Commitments and contingencies
Patrons' deposits and certificates:
     Patrons' required deposits                                          18,272         17,022
     Subordinated patronage dividend certificates                         6,549          6,561
Shareholders' equity:
     Class A Shares                                                       5,454          5,292
     Class B Shares                                                      53,409         56,266
     Retained earnings                                                   13,005         10,488
     Net unrealized (loss) gain
       on (depreciation) appreciation of investments                       (252)           114
                                                                       --------       --------
               Total shareholders' equity                                71,616         72,160
                                                                       --------       --------
     TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY                        $392,024       $398,603
                                                                       --------       --------
                                                                       --------       --------


        The accompanying notes are an integral part of these statements.

             CERTIFIED GROCERS OF CALIFORNIA, LTD. AND SUBSIDIARIES
            CONSOLIDATED CONDENSED STATEMENTS OF EARNINGS (UNAUDITED)
                             (dollars in thousands)


                                                       13 Weeks Ended                39 Weeks Ended
                                                   -----------------------     -------------------------
                                                    June 1,        June 3,        June 1,       June 3,
                                                     1996           1995           1996          1995
                                                   --------       --------     ----------     ----------
Net sales                                          $486,725       $453,931     $1,458,706     $1,341,118
                                                   --------       --------     ----------     ----------
Costs and expenses:
  Cost of sales                                     446,003        413,448      1,332,120      1,224,254
  Distribution, selling and administrative           34,023         33,823        102,289         98,302
                                                   --------       --------     ----------     ----------
Operating income                                      6,699          6,660         24,297         18,562

Interest expense                                     (3,446)        (3,846)       (11,226)       (11,421)
Other income (expense), net                             366           (162)           366            509
                                                   --------       --------     ----------     ----------

Earnings before estimated patronage dividends
  and provision for income taxes                      3,619          2,652         13,437          7,650
Estimated patronage dividends                        (2,050)        (2,023)        (8,606)        (6,477)
                                                   --------       --------     ----------     ----------

Earnings before income tax provision                  1,569            629          4,831          1,173
Provision for income taxes                              635            434          1,795            649
                                                   --------       --------     ----------     ----------

Net earnings                                       $    934       $    195     $    3,036      $     524
                                                   --------       --------     ----------     ----------
                                                   --------       --------     ----------     ----------

        The accompanying notes are an integral part of these statements.

             CERTIFIED GROCERS OF CALIFORNIA, LTD. AND SUBSIDIARIES
           CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS (UNAUDITED)
          FOR THE THIRTY-NINE WEEKS ENDED JUNE 1, 1996 AND JUNE 3, 1995
                             (dollars in thousands)

                                                                  June 1,         June 3,
                                                                   1996            1995
                                                                  --------        -------
Cash flows from operating activities:
Net earnings                                                      $  3,036        $   524
                                                                  --------        -------
  Adjustments to reconcile net earnings to net
    cash provided by operating activities:
    Gain on sales of investments in affiliates                        (366)          (511)
    Depreciation and amortization                                    7,477          7,940
    (Gain) loss on disposal of properties                             (127)           237
    Decrease (increase) in assets:
      Accounts and notes receivable                                 (3,067)        (5,330)
      Inventories                                                   11,263          5,451
      Prepaid expenses                                                (650)        (1,144)
      Notes receivable                                              (4,577)           844
    Increase (decrease) in liabilities:
      Accounts payable                                                (461)          (225)
      Accrued liabilities                                           11,528         (1,794)
      Patrons' excess deposits and estimated
        patronage dividends                                          2,868            856
      Long-term liabilities                                          1,783          3,575
                                                                  --------        -------
    Total adjustments                                               25,671          9,899
                                                                  --------        -------
Net cash provided by operating activities                           28,707         10,423
                                                                  --------        -------

Cash flows from investing activities:
  Purchase of properties                                            (7,472)        (7,485)
  Proceeds from sales of properties                                     22         11,363
  Increase in other assets                                            (911)        (1,081)
  Investment in preferred stocks, net                                  (49)          (177)
  Investment in long-term bonds, net                                (2,187)        (1,882)
  Investment in common stocks, net                                  (3,000)          (180)
  Sales of investments in affiliates, net of cash disposed*          1,902           (479)
                                                                  --------        -------
Net cash (utilized) provided by investing activities               (11,695)            79
                                                                  --------        -------

Cash flows from financing activities:
  Reduction of long-term notes payable                              (6,013)        (6,973)
  Additions to short-term notes payable                              2,000
  Reduction of short-term notes payable                            (10,524)        (1,368)
  Increase in members' required deposits                             1,250          1,589
  Repurchase of shares from members                                 (3,839)        (3,899)
  Issuance of shares to members                                        625            799
                                                                  --------        -------
Net cash utilized by financing activities                          (16,501)        (9,852)
                                                                  --------        -------

Net increase in cash and cash equivalents                              511            650
Cash and cash equivalents at beginning of year                       7,329          7,702
                                                                  --------        -------
Cash and cash equivalents at end of period                        $  7,840       $  8,352
                                                                  --------        -------
                                                                  --------        -------


        The accompanying notes are an integral part of these statements.

             CERTIFIED GROCERS OF CALIFORNIA, LTD. AND SUBSIDIARIES
           CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS (UNAUDITED)
          FOR THE THIRTY-NINE WEEKS ENDED JUNE 1, 1996 AND JUNE 3, 1995
                             (dollars in thousands)


                                                                  June 1,         June 3,
                                                                   1996            1995
                                                                  --------        -------
Supplemental disclosure of cash flow information:
Cash paid during the period for:
  Interest                                                        $ 12,705        $12,321
  Income taxes                                                         380          1,958
                                                                  --------        -------
                                                                  $ 13,085        $14,279
                                                                  --------        -------
                                                                  --------        -------



  * Sales of investments in affiliates, net of cash disposed:
    Working capital, other than cash                              $  6,431        ($  980)
    Property, plant and equipment                                      435          1,596
    Note receivable                                                                (2,580)
    Investment in preferred stock                                   (1,000)
    Other assets                                                        70          1,857
    Proceeds in excess of net assets of affiliates sold, net           366            511
    Long-term debt                                                  (4,400)          (883)
                                                                  --------        -------
      Net cash effect from sales of investments in affiliates     $  1,902        ($  479)
                                                                  --------        -------
                                                                  --------        -------


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

3. The Company reclassified $69,154,000 from long-term to short-term debt (a noncash financing activity) for the thirty-nine weeks ended June 1, 1996, in its Consolidated Condensed Statements of Cash Flows. Included within this reclassification is maturing long-term debt under two of the Company's lines of credit which expire on March 17, 1997. The combined reclassification of $60.5 million to current liabilities did not cause the Company to be in default with the respective covenants included in the Company's various loan agreements. The Company intends to complete its refinancing prior to the issuance of its year end financial statements.

4. In third quarter 1996, the Company sold 100% of its common stock ownership in Hawaiian Grocery Stores, Ltd. ("HGS"), a wholly-owned subsidiary, for $2.4 million. The sale resulted in a pretax gain of $366,000. The net cash effect of this transaction is disclosed in the Company's Consolidated Condensed Statements of Cash Flows for the thirty-nine weeks ended June 1, 1996. Pursuant to this transaction, the Company retained an ownership interest in HGS represented by 1,000 shares of preferred stock with a total liquidation value of $1 million. The Company and HGS intend to continue a business relationship in the future through supply and joint purchasing arrangements.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

LIQUIDITY AND CAPITAL RESOURCES

     The Company relies upon cash flow from operations, patron deposits, Patronage Certificates, shareholdings, and borrowings under the Company's credit lines, to finance operations. Net cash provided by operating activities totaled $28.7 million for the first thirty-nine weeks of fiscal 1996 (the "1996 period"), as compared to $10.4 million for the first thirty-nine weeks of fiscal 1995 (the "1995 period"). Net cash provided for the 1996 period is primarily a result of improved income from operations and accompanying increased estimated patronage dividends, as well as reductions in inventory levels. Net cash provided for the 1995 period reflected reductions in inventory levels, offset by increased cash utilized by the change in accounts and notes receivable, accrued liabilities, and other net operating activities. Cash used by the Company in the 1996 period and 1995 period reflects higher accounts and notes receivable due to volume increases in the cooperative and finance subsidiary operations, as well as increased premium receivables in the insurance operations due to workers' compensation and general liability policy renewals. The Company's cost and expense reductions, revised marketing programs, and the dividend retention program provide adequate operating cash flow to conduct the Company's business operations. At June 1, 1996, working capital was $19.5 million, as compared to $107.7 million at September 2, 1995, and the Company's current ratio was 1.1 to 1 at the end of the 1996 period and 1.7 to 1 at the end of the 1995 period. The reduction in working capital and the Company's current ratio at June 1, 1996 was a direct result of the Company's reclassification of $43 million and $17.5 million related to maturing debt as discussed below.

     Capital expenditures totaled $7.5 million in the first thirty-nine weeks of fiscal 1996. The 1996 expenditures include purchases of warehouse, maintenance, and computer equipment.


     The Company and one of its subsidiaries, Grocers Capital Company ("GCC") have agreements with certain banks that provide for committed lines of credit. These credit lines are available for general working capital, acquisitions, and maturing long-term debt. One credit agreement is collateralized by accounts receivable, inventory, and certain other assets of Certified Grocers of California, Ltd. and two of its principal subsidiaries, excluding equipment, real property and the assets of GCC. GCC's credit agreement is collateralized primarily by its loan portfolio. The agreements provide for Eurodollar basis or prime basis borrowings at the Company's option. At the end of the third quarter of fiscal 1996, the Company had $160 million in committed lines of credit, of which $99.5 million was not utilized. As of June 1, 1996, the Company's outstanding borrowings, including obligations under capital leases of approximately $5.8 million, amounted to $122.3 million, of which $50.1 million was classified as noncurrent. The Company's borrowings of $43 million and $17.5 million under its revolving lines of credit of $135 million and $25 million, respectively, are classified as current liabilities due to these lines of credit maturing on March 17, 1997. This did not cause the Company to be in default under any of its agreements for borrowed funds. The Company is in the process of restructuring its liabilities for borrowed funds and as such, has chosen not to extend these lines of credit at this time. The Company intends to have lines of credit in place prior to issuance of its fiscal year end financial statements. It is anticipated that the new financing will increase the Company's availability of borrowed funds for a period of at least three years.

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

                               Aggregate       Annual
    Fiscal                     Principal      Interest      Maturity
     Year                       Amount          Rate          Date
    ------                     ---------      --------      --------
     1993 . . . . . . . . .   $2,018,000          7%        12/15/00
     1994 . . . . . . . . .   $2,426,000          8%        12/15/01
     1995 . . . . . . . . .   $2,117,000          7%        12/15/02

The Company expects to continue to distribute patronage dividends in the future, although there can be no assurance of the amounts of such dividends.

     Patrons are generally required to maintain subordinated deposits with the Company and member-patrons purchase shares of stock of the Company. Upon termination of patron status, the withdrawing patron will be entitled to recover deposits in excess of its obligations to the Company if permitted by the applicable subordination provisions, and a member-patron also will be entitled to have its shares redeemed, subject to applicable legal requirements, Company policies and credit agreement limitations. The Company's current redemption policy limits the Class B Shares that the Company is obligated to redeem in any year to 5% of the number of Class B Shares deemed outstanding at the end of the preceding fiscal year. In fiscal 1995, this limitation restricted the Company's redemption of shares to 19,414 shares for $3,165,064. In fiscal 1996, the 5% limitation restricts the Company's redemption of shares to 19,238 shares for $3,190,815, and as of June 1, 1996, that number of shares has been redeemed. Due to the loss of a number of significant member-patrons in past fiscal years, the number of shares tendered for redemption at June 1, 1996, totaled 73,551 (or approximately $12.2 million using fiscal 1995 year end book values), which exceeds the amount that can be redeemed in fiscal 1996. Consequently, the Company will be required to make redemptions in fiscal 1997, 1998, and 1999, with such redemptions approximating $9.4 million to $9.6 million based on 1995 year end book values and estimated share issuances for those years. The redemption price for shares is based upon their book value as of the end of the year preceding redemption. Cash flow to fund redemption of shares is provided from operations, patron deposits, Patronage Certificates, current shareholdings, issuance of shares to member-patrons and borrowings under the Company's credit lines.

RESULTS OF OPERATIONS
     The following table sets forth selected financial data of the Company expressed as a percentage of sales for the periods indicated below:

                                                 For The Thirty-Nine Weeks Ended
                                                 -------------------------------
                                                 June 1, 1996       June 3, 1995
                                                 ------------       ------------
Net sales                                          100%                100%
Cost of sales                                      91.3                91.3
Distribution, selling and administrative            7.0                 7.3
Operating income                                    1.7                 1.4
Interest expense                                    0.8                 0.9
Other income, net                                   0.0                 0.1
Estimated patronage dividends                       0.6                 0.5
Earnings after dividend and before income taxes     0.3                 0.1
Provision for income taxes                          0.1                 0.1
Net earnings                                        0.2                 0.0

NET SALES
     Net sales increased $117.6 million (8.8%) to $1.5 billion in the 1996 period as compared to the 1995 period. The 8.8% sales increase was achieved despite the loss of $5.4 million in sales volume from Major Market Inc. ("MMI"), a previously consolidated subsidiary, which was sold during the 1995 period, and a $43.9 million reduction in general merchandise volume resulting from the merger between Food 4 Less and Ralphs Grocery Company. During the third quarter of fiscal 1995, the Company added two significant customers which contributed an approximate net increase of $111.5 million in net sales for the 1996 period as compared to the 1995 period. Also, the Company added another significant customer in the second quarter of the 1996 period which added approximately $14 million in net sales. The Company estimates these new customers will increase net sales by approximately $215 million on an annualized basis. The remaining increase is due to increased sales volume from new customers and expanded sales volume to existing customers.

COST OF SALES
     Cost of sales, as a percentage of sales, has remained comparable to the prior thirty-nine week period (91.3% in the 1996 period and the 1995 period).

DISTRIBUTION, SELLING AND ADMINISTRATIVE
     Distribution, selling and administrative expenses, as a percentage of sales, have decreased with the comparable prior period (7.0% in the 1996 period and 7.3% in the 1995 period). The decrease as a percentage of sales was primarily due to the Company's ability to efficiently spread fixed costs over higher sales volume and the implementation of other programs in the Company's distribution and manufacturing facilities to increase efficiency and reduce overhead costs.

OPERATING INCOME
     Operating income totaled $24.3 million for the 1996 period, as compared to $18.6 million for the 1995 period. This increase is a result of the increase in sales volume as well as the reduction in distribution, manufacturing, and overhead costs described above.

INTEREST
     Interest expense in the 1996 period decreased 0.1% as a percentage of sales with the comparable 1995 period, primarily as a result of maintaining a consistent level of expense over higher sales volume.

OTHER INCOME, NET
     Other income of $366,000 in the 1996 period resulted from the disposition of Hawaiian Grocery Stores ("HGS"), a wholly-owned subsidiary. The 1995 period reflects a $511,000 gain on the sale of the Company's investment in preferred and common stock of MMI.

NET EARNINGS
     Net earnings for the 1996 period were $3,036,000 compared to net earnings of $524,000 for the 1995 period. The increase is primarily due to the increased volume and related efficiencies noted above, coupled with decreased claim costs in the Company's insurance operations.

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

          None.

Item 3.   Defaults Upon Senior Securities

          None.

Item 4.   Submission of Matters to a Vote of Security Holders

     A.   Election of Directors

          The Company's Annual Meeting of Shareholders was held on April 2, 1996, at which time the fifteen members of the Company's Board of Directors were elected. The following tables set forth the twelve individuals elected by the holders of Class A Shares and the three individuals elected by the holders of Class B Shares, as well as the number of votes cast for or withheld respecting each individual.

                                                     Class A Shares
                                                     --------------
                                                                    Votes
                Name                         Votes For            Withheld
                ----                         ---------            --------
          Louis A. Amen                        29,100                200
          John Berberian                       29,200                100
          Lyle A. Hughes                       29,100                200
          Darioush Khaledi                     29,000                300
          Mark Kidd                            29,300                  0
          Willard R. MacAloney                 29,200                100
          Jay McCormack                        29,300                  0
          Morrie Notrica                       29,100                200
          Michael A. Provenzano                29,300                  0
          Allan Scharn                         29,200                100
          James R. Stump                       29,200                100
          Kenneth Young                        29,300                  0

                                                     Class B Shares
                                                     --------------
                                                                    Votes
                Name                         Votes For            Withheld
                ----                         ---------            --------
          Michael Bonfante                     365,529                 0
          Harley DeLano                        365,184               345
          Roger Hughes                         365,474                55

     B.   Approval of the Plan Respecting Loans and Guaranties

          At the Company's Annual Meeting of Shareholders on April 2, 1996, the shareholders of the Company's Class A Shares approved a plan (the "Plan") under which the members of the Company's Credit Committee were authorized, in their discretion, to approve loans of money or property by the Company or any of its subsidiaries to, or guaranties by the Company or any of its subsidiaries of the obligations of, (1) any patron of the Company upon the security of the shares of stock of the Company held by such patron, or (2) any director of the Company, provided that, in each case, the loan or guaranty is of the type and satisfies certain approved terms and conditions. The terms and conditions may vary depending upon (a) the type and amount of the loan or guaranty, and (2) whether the recipient is a director or other patron. The Plan is effective until April 1, 1997 and does not allow the members of the Credit Committee to approve loans or guaranties in favor of officers of the Company.

          Out of a total of 50,600 outstanding Class A Shares, 25,600 Class A Shares excluding shares held by the directors of the Company were voted in favor of approving the Plan, 700 Class A Shares were voted against approving the Plan, and the shareholders of 3,000 Class A Shares represented at the Annual Meeting abstained from voting.


Item 5.   Other Information

          None.

Item 6.   Exhibits and Reports on Form 8-K

      (a) Exhibits

          Exhibit 27. Financial Data Schedule.

      (b) Reports on Form 8-K

          Reference is made to the Company's report on Form 8-K which was filed with the Securities and Exchange Commission on April 10, 1996 respecting the Company's change in certifying accountants.

          Reference is made to the Company's report on Form 8-K which was filed with the Securities and Exchange Commission on June 12, 1996 respecting the Company's disposition of a significant subsidiary.

     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by undersigned thereunto duly authorized.

                      Certified Grocers of Calofornia, Ltd.
                      -------------------------------------
                                  (Registrant)



Dated: July 16, 1996     By     ALFRED A. PLAMANN
                            --------------------------
                                Alfred A. Plamann
                                  President and
                             Chief Executive Officer



                         By        DANIEL T. BANE
                            --------------------------
                                   Daniel T. Bane
                                Senior Vice President,
                             Finance and Administration
                             and Chief Financial Officer



                         By     RANDALL G. SCOVILLE
                            --------------------------
                                Randall G. Scoville
                                Corporate Controller