Form 10-K405
period 1996-08-31
CERTIFIED GROCERS OF CALIFORNIA LTD
filed 1996-11-05
CIK 320431

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                           --------------------------

                                   FORM 10-K

          ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D)              (Mark One)
      OF THE SECURITIES EXCHANGE ACT OF 1934 (FEE REQUIRED)             /X/
            FOR THE FISCAL YEAR ENDED AUGUST 31, 1996
        TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D)
    OF THE SECURITIES EXCHANGE ACT OF 1934 (NO FEE REQUIRED)            / /
      FOR THE TRANSACTION PERIOD FROM                   TO
                 COMMISSION FILE NUMBER 0-10815

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

Class A       49,100 shares as of November 1, 1996
Class B      383,815 shares as of November 1, 1996
Class C           15 shares as of November 1, 1996

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

                                     None.

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                               TABLE OF CONTENTS

                                     PART I

ITEM                                                       PAGE
---------------------------------------------------------  ----
 1.    Business..........................................    3
 2.    Properties........................................   18
 3.    Legal Proceedings.................................   18
 4.    Submission of Matters to a Vote of Security
        Holders..........................................   18

                            PART II

 5.    Market for Registrant's Common Equity and Related
        Shareholder Matters..............................   18
 6.    Selected Financial Data...........................   19
 7.    Management's Discussion and Analysis of Financial
        Condition and Results of Operations..............   19
 8.    Financial Statements and Supplementary Data.......   23
 9.    Changes in and Disagreements with Accountants on
        Accounting and Financial Disclosure..............   51

                           PART III

10.    Directors and Executive Officers of the
        Registrant.......................................   52
11.    Executive Compensation............................   54
12.    Security Ownership of Certain Beneficial Owners
        and Management...................................   58
13.    Certain Relationships and Related Transactions....   60

                            PART IV

14.    Exhibits, Financial Statement Schedules, and
        Reports on Form 8-K..............................   62

Signatures...............................................   67

                                     PART I

    Certified Grocers of California, Ltd. and its consolidated subsidiaries are hereinafter referred to as "Certified" or the "Company."

ITEM 1.  BUSINESS

    EXCEPT FOR THE HISTORICAL INFORMATION CONTAINED HEREIN, THE MATTERS DISCUSSED IN THIS REPORT ON FORM 10-K ARE FORWARD-LOOKING STATEMENTS WHICH INVOLVE RISKS AND UNCERTAINTIES, INCLUDING BUT NOT LIMITED TO ECONOMIC, COMPETITIVE, GOVERNMENTAL AND TECHNOLOGICAL FACTORS AFFECTING THE COMPANY'S OPERATIONS, MARKETS, PRODUCTS, SERVICES AND PRICES, AND OTHER FACTORS DISCUSSED IN THE COMPANY'S FILINGS WITH SECURITIES AND EXCHANGE COMMISSION.

GENERAL

    Certified, a California corporation organized in 1922 and incorporated in 1925, is a wholesale grocery distributor which does business primarily on a cooperative basis with those patrons who qualify and have been accepted as "member-patrons." Certified is owned by its member-patrons, which are primarily independent grocers, and is operated and taxed on a cooperative basis. Certified also does some business on a cooperative basis with some patrons who are not member-patrons and who are referred to as "associate patrons." Pursuant to Certified's Bylaws, the net earnings of Certified on business done on a cooperative basis are distributed as patronage dividends to member-patrons and associate patrons based on the volume of such business transacted with the patron. For the fiscal year ended August 31, 1996, declared patronage dividends totalled $13,200,000.

    Certified also does business on a nonpatronage basis with other customers and in some instances with member-patrons and associate patrons. Certified's subsidiaries do business on a nonpatronage basis with member-patrons, associate patrons and other customers.

    Patrons engaged in the retail grocery business who purchase 350 or more dry grocery cases weekly (approximately $5,000), or whose combined average weekly purchases (excluding cigarettes) are $5,000 or more, are required to become member-patrons. Associate patrons generally purchase 200 or more dry grocery cases weekly and have combined average weekly purchases of less than $5,000. At August 31, 1996, Certified had 491 member-patrons operating a total of 2,361 retail food stores and 265 associate patrons operating a total of 624 retail food stores.

    The following table shows the number of patrons and stores operated by such patrons at the end of each of the respective fiscal years:

                                                                                  FISCAL YEAR
                                                                        -------------------------------
                                                                          1996       1995       1994
                                                                        ---------  ---------  ---------
Number of patrons:
  Member-patrons......................................................        491        503        491
  Associate patrons...................................................        265        304        285
                                                                        ---------  ---------  ---------
                                                                              756        807        776
                                                                        ---------  ---------  ---------
                                                                        ---------  ---------  ---------
Stores operated:
  Member-patrons......................................................      2,361      2,320      2,372
  Associate patrons...................................................        624        725        635
                                                                        ---------  ---------  ---------
                                                                            2,985      3,045      3,007
                                                                        ---------  ---------  ---------
                                                                        ---------  ---------  ---------

STRATEGY

    During fiscal 1995, Certified developed a strategic initiative designed to "re-invent" the Company and fundamentally change the way it conducted its business. This initiative is called "C(3)" -- Certified's Commitment to Customers. At the heart of the C(3) plan is a new corporate mission statement that serves as a guide for Certified's progress well into the next century:

    TO BE THE MOST COST EFFECTIVE, QUALITY-DRIVEN COMPANY THAT PROVIDES WORLD-CLASS SERVICES AND COMPLETE PRODUCT SELECTION BY CREATING A PARTNERSHIP WITH RETAILERS AND STRATEGIC ALLIANCES WITH SUPPLIERS.

    During the past year, Certified has worked hard to develop and maintain partnerships with the various business segments that are critical to the continuing success of Certified and its members, such as member retailers, vendors, consumers and employees. Certified, its vendors and its members are working to form a "virtual chain," an organization that rivals chain operations in terms of operating efficiencies, commitment to technology, transfer and exchange of information and delivery of world-class services.

    Certified is developing effective partnerships by establishing and maintaining an effective working relationship with each business segment, a relationship that provides mutual benefits for both parties over both the short and long-term. The Company is trying new ideas, making new commitments and, in many cases, doing things quite differently from the way they were done in the past.

    In fiscal 1996, Certified made significant progress in a number of key functional areas of the Company, gains that were due largely to new partnerships forged with customers, suppliers and employees. These partnerships, along with a number of other programs and strategic initiatives now underway, have not only improved the Company's financial position, they have restored its seven decade reputation as an innovative, aggressively growing force within the wholesale grocery industry.

    While 12 months is too short a period to constitute a long-term business trend, the Company is encouraged by the early success of its ongoing partnership program and has committed additional resources toward expanding the overall effort into the current fiscal year and beyond.

  AN INNOVATIVE PARTNER

    An effective way to establish and maintain a successful partnership with a key business segment is to come up with an innovative idea and help facilitate its implementation. During fiscal 1996, Certified developed a number of innovative ideas and then worked closely with members and customers to launch them successfully.

    Early in the year, Certified subsidiary Grocers Equipment Company ("GEC") unveiled a banner store program designed to introduce modern technologies and merchandising strategies to older stores by converting them into state-of-the-art retail operations with new layouts and interior decor. The first two formats in the program -- conventional (Apple Market) and limited assortment (Total Value) -- emerged from the design phase to full-fledged pilot programs and are now in the process of being implemented Company-wide.

  APPLE MARKETS

    The Apple Market program was designed to increase store traffic by upgrading the design and format of older retail stores from the inside-out. Although Apple Markets are independently owned and operated, they have the look and feel of a chain store because each one carries the same name and logo, offers the same quality products, uses a consistent merchandising approach and employs the same design and decor package throughout the store.

    Certified also provides each store with a host of advertising tools, marketing and promotional programs and plenty of in-store merchandising support, such as produce and meat specialists who assist with operations, merchandising, scheduling and training.

    In early tests of the Apple Market concept, shoppers reacted positively to the format, giving the stores high marks for a clean, upscale look, a pleasant shopping atmosphere and a consistent, well thought-out store design. This has prompted an initial surge of interest from Certified members who desire to convert their stores to the Apple Market format.

    The first Apple Markets opened for business in Southern California in the fall of 1996, while three Apple Markets are currently open in Northern California. Certified anticipates a roll-out of approximately 20 such stores during fiscal 1997.

  TOTAL VALUE

    In addition to the Apple Market program, Certified began testing a limited assortment format, Total Value, during 1996. This particular format, which consists primarily of private label items, has been extremely successful in other areas of the country. Certified's efforts in 1996 focused on developing a limited assortment store to meet the specific needs of Certified's diverse customer base, and initial tests revealed positive results.

  IMPACT PRICING

    In 1996, Certified inaugurated its new partnership with retailers with the introduction of a customer-centered impact-based pricing program. Impact-based pricing is a new approach for Certified, and one that makes sense for a company committed to forging partnerships with its customers. The new pricing program is based on the premise that customers who order efficiently contribute to, and should benefit from, Certified's cost efficiencies. Impact-based pricing is a volume incentive pricing program that recognizes the benefits and efficiencies of order size and calculates fees primarily at the category level. This allows lower fees to be charged for price sensitive categories, as well as specific high volume and high value items.

    Certified is committed to the success of impact-based pricing as a mutually beneficial way to satisfy the varying needs of both wholesaler and customer. For that reason, in conjunction with the launch of impact-based pricing, Certified representatives met with retailers on an individual basis to explain both how the program works -- and how they could make the program work best for them. Initial results showed the program is working effectively, as evidenced by significant changes in many retailers' ordering patterns.

  EMPLOYEES

    Certified is also using innovative ideas to establish a progressive, long-term partnership with its employees, a business segment that plays a key role in the future success of the company.

    For example, in February 1996, Certified President and Chief Executive Officer, Alfred A. Plamann, invited the Company's 2,400 employees to join him in creating a partnership to form a "new" Certified during a satellite teleconference that was transmitted to the Company's Commerce, Stockton and Fresno warehouses. During the meeting, Mr. Plamann made it clear that the "new" Certified is a company that embraces change -- and that employees of the Company are the drivers of that change.

    Another innovative idea, launched a few months ago, brought together employees from the Company's warehouses and the purchasing department to discuss how their functions are interrelated and could be made more efficient with better communication. The program, however, wasn't limited to meetings and cursory discussions. Employees from purchasing and operations "switched jobs" for a day to gain hands-on experience and a firsthand perspective of what it takes to get the right products to customers on a daily basis. The net result? Enhanced distribution efficiencies, better and smarter purchases, and better served customers.

  A PARTNER IN TECHNOLOGY

    Because keeping abreast of technology is crucial in an increasingly competitive marketplace, one of Certified's primary goals during fiscal 1996 was to make technology more accessible to independent retailers -- and to upgrade its own information systems. To accomplish this, the Company focused on developing two technology-based partnerships -- an external partnership designed to facilitate technology enhancement with member retailers and an internal partnership designed to facilitate the implementation of new, state-of-the-art information systems throughout the Company.

    On the external side, Certified made an all-new interactive ordering system available to customers to help them maximize their efficiencies. Certified's interactive ordering system enables retailers to access the warehouse inventory electronically to determine what's available and what's out-of-stock, calculate the efficiency of their order by cube size and then electronically transmit their order by simply pressing a button. The system shows average weekly purchases, as well as base cost, which helps customers maximize load building and make the most of impact-based pricing.

    Early results of the partnership program are showing a significant positive impact. In some instances, retailers have consistently been able to reduce their ordering time by half. Other retailers report that the system is saving them money because it enables them to capitalize on discounts and construct more efficient orders. The program also is benefiting Certified because more efficient orders are resulting in consolidation of smaller orders and fewer deliveries, all of which result in lower handling and transportation costs.

    Internally, Certified worked hard to create a partnership with employees and outside vendors that enabled the Company to make the first substantial changes in the Company's information system in more than two decades. Among the results achieved by the Company are a complete restructuring of the Information Services department to create a focus on virtual chain technology, the installation of new general ledger, payroll and human resources systems, and the conversion of the Company's host-based database system to one that is infinitely more flexible and capable of linking directly with Certified's retailers.

  A PARTNER IN CUSTOMER SERVICE

    Certified's mission statement clearly identifies "world-class services" as a cornerstone of the "new" Certified. Consequently, the only realistic method for achieving this superlative was to create and develop an all-new system devoted exclusively to serving the informational needs of Certified's members and customers.

    One of the most exciting achievements for Certified in this area was the implementation of the Single Point of Contact ("SPOC") customer service center -- a comprehensive and reliable communications system designed specifically to answer customer questions. Priority number one was quick response time, and throughout the year, a cross-functional team of Certified employees worked on designing a system that would yield a wide range of information in a very short period of time.

    The result is that customers now have just one number to call for virtually any information request. Trained SPOC representatives have information on-hand to immediately answer inquiries on such topics as invoices, delivery status, how to become a new customer, company capabilities and new product information. For questions falling outside the range of expertise of the SPOC representative, a "network" of trained personnel throughout the Company work to quickly and efficiently obtain the requested information. To ensure quality control, a computerized tracking system was installed to follow inquiries and their responses.

    In short, the system was designed to make it as easy as possible for customers to receive information from Certified -- a critical first step for a Company that is staking its future on its ability to provide world-class services to its customers in a virtual chain environment.

    Exceptional service, however, isn't just limited to activities involving the SPOC center. To better serve retail customers when orders are delivered to their stores, Certified recently initiated a new program whereby Company truck drivers distribute Customer Feedback Forms to retailers when orders are delivered.

    The forms ask retailers for input on the condition of the load, how it was stacked on the pallet, if any damage occurred en route, and if the order was accurately picked. Once collected, the information is immediately presented to appropriate contacts at the warehouse so problems can be resolved as quickly as possible.

    Early results from the program show that retailers appreciate the Company's efforts to improve the quality of its shipping operation and that Company employees -- drivers and warehouse personnel -- are welcoming the chance to participate in an effort to improve the Company's overall rates of efficiency.

    Along the same lines, Certified's bakery division recently launched a full-service merchandising program to better serve retailers at the point of delivery. Now, representatives from Certified's bakery not only deliver quality bread products, they also stock shelves, rotate product and provide merchandising support.

    Customer input is important to Certified and essential to serving them effectively. Last year, Certified recruited an advisory group of retailers to help develop a new marketing guide for members and customers in Northern and Southern California. By asking retailers what they would like to see in the guide, Certified was able to best accommodate their needs. The result was a "new and improved" marketing guide with news retailers can use, such as promotional information, category analysis, and trends.

    Providing an array of business growth opportunities to customers is yet another way Certified is able to effectively serve the needs of its membership. For example, Certified created a tremendous growth opportunity for members when it purchased 9 Petrini's supermarkets from Bay Area Foods, Inc. By re-selling these supermarkets to existing members, and other retailers who became new Certified members, Certified helped achieve a major part of Certified's goal to help retailers grow. Along with the Petrini's stores, these purchasing retailers brought some 18 new stores to Certified.

  AN EFFICIENT, GROWING PARTNER

    A good partnership is one that is forward-moving and committed to maximizing the capabilities of the parties involved for the benefit of all. In 1996, Certified successfully stepped up its efforts to expand productivity and efficiency in various areas.

    In Certified's Manufacturing Division, the dairy was able to increase its production to nearly 100 percent of capacity with the addition of a $45 million customer, Ross Swiss Dairies. Producing approximately one million gallons of milk a week, Certified's dairy is now one of the largest -- and most efficient -- in the state.

    Certified's bakery has recently added a significant amount of business to its day-to-day operations, as well. This fall, Certified's bakery announced a partnership with St. Louis-based Earthgrains-TM- to produce and distribute the company's line of premium bread products. This addition to the bakery's production will significantly enhance its overall efficiency.

    Yet another area involves the expansion of Certified's Meat Division into Northern California. As fiscal 1997 commenced, the first deliveries of meat and service deli products to customers in the North were made from the newly established Meat Division, Certified's Southern California Meat Division expanded its presence into Mexico, and currently supplies approximately 120,000 pounds of poultry per week to customers there.

    In a continuing effort to reduce costs and inefficiencies from its distribution system, Certified in fiscal 1996 restructured its warehouse operations to emphasize speed, quality and simplicity. However, this is just one piece of a much larger puzzle. Distributing high-quality grocery products to consumers quickly and accurately requires a synergy between all links in the virtual chain, beginning with Certified's vendors.

    Forging new alliances with vendors was a main objective at Certified last year, and as a team they worked together to create new and innovative programs. With a common goal in mind -- moving grocery products through the warehouse as quickly and efficiently as possible, Certified increased its focus on ECR (Efficient Consumer Response) and other emerging industry practices that are streamlining the distribution business and making it far more efficient.

  SUMMARY

    At the heart of Certified's mission is partnership -- working together to achieve a common goal. In the past year, partnerships played a vital role at Certified Grocers. Working with retailers, fostering employer/ employee relationships within the Company and teaming with vendors all contributed to Certified's significant achievements in fiscal 1996.

    As a team dedicated to serving the needs of today's consumers, Certified and independent retailers developed new programs and implemented new technologies. Employees within Certified participated in cross-functional group training programs to gain a better understanding of how the jobs they do affect the Company as a whole. Lastly, fiscal 1996 marked the beginning of a new commitment by Certified and its vendors to work together to build programs that provide consumers with the best products at the best price, every day.

    During fiscal 1997, Certified will continue to target growth as its number one objective and will continue to use the partnership concept as a means toward that end.

PRODUCT LINES

    The following table summarizes the Company's sales by product line, for each of the respective three fiscal years indicated below:

                                                                        FISCAL YEAR
                                                          ----------------------------------------
                                                              1996          1995          1994
                                                          ------------  ------------  ------------
                                                                    (THOUSANDS OMITTED)
Dry Grocery (includes specialty products)...............  $  1,100,753  $  1,030,024  $  1,035,213
Delicatessen............................................       207,931       178,582       180,159
Meat....................................................       175,312       145,997       138,082
General Merchandise.....................................       159,714       209,943       222,574
Frozen Food.............................................       123,725       113,208       142,852
Dairy...................................................        90,066        66,399        71,024
Ice Cream...............................................        20,109        20,879        22,071
Bakery..................................................        19,120        15,839        13,037
Drop Shipment...........................................        11,410        12,662        12,447
Beans and Rice..........................................         5,759         4,527         6,305
Other...................................................        35,020        24,744        30,108
                                                          ------------  ------------  ------------
    Total...............................................  $  1,948,919  $  1,822,804  $  1,873,872
                                                          ------------  ------------  ------------
                                                          ------------  ------------  ------------

    The Company, with headquarters in Los Angeles, distributes product from facilities in Southern and Northern California. Certified sells a full line of branded grocery and nonfood items supplied by unrelated manufacturers and also sells merchandise under its own private labels, including the Springfield, Gingham, Special Value, La Corona, and Golden Creme labels. Certified also operates its own bakery and dairy facilities. Grocers Specialty Company ("GSC"), a subsidiary, carries a product line consisting of specialty-type items, such as ethnic and gourmet foods, and also carries a general product line sold to non-member retailers. General merchandise items including housewares, hardware and health and beauty care products are primarily sold by another subsidiary, Grocers General Merchandise Company ("GM").

WHOLESALE DISTRIBUTION

    Certified's cooperative wholesale business represented approximately 82% of fiscal 1996 sales. The wholesale business includes a broad range of branded and private label products in dry grocery, frozen, delicatessen, boxed meat, service deli, ice cream, bakery and dairy.

    The Company also conducted certain food and related nonfood distribution operations through GSC and GM, which collectively accounted for approximately 14% of fiscal 1996 sales. GSC operates out of a combination of mechanized and conventional warehouses in Commerce, California. GM distributes its products from a highly automated general merchandise facility located in Fresno, California.

    The Fresno facility is operated by a joint venture known as Golden Alliance Distribution ("GAD"). GAD was formed in 1992 and is owned 50% by GM and 50% by Food 4 Less GM, Inc. ("F4LGM"). Fixed costs of operating GAD are shared equally by each partner, while variable costs are shared based on a formula that takes into consideration each partner's volume. The basic term of the joint venture expires in 2002, but may be terminated earlier pursuant to other provisions outlined in the joint venture agreement.

    During 1995, the parent of F4LGM merged with Ralphs Grocery Company ("Ralphs"). Since the completion of the merger in June 1995, Ralphs has reduced its weekly purchases from the Fresno warehouse by approximately 80%. Certified is currently in discussions with Ralphs regarding their long-term plans for utilizing the Fresno facility. The resolution of these discussions may impact the Company's operations in the Fresno facility and may have an adverse effect on the future profitability of GM if Certified is unable to replace this volume.

    During the year, the Company sold its common stock ownership in Hawaiian Grocery Stores, Ltd. ("HGS"). HGS is a distributor of a variety of dry grocery, frozen and delicatessen products in the Hawaiian islands. Pursuant to the transaction, the Company retained a preferred stock ownership interest in HGS, as well as supply and joint purchasing arrangements.

    The Company distributes its various product lines from four warehouse complexes and two manufacturing plants (dairy and bakery) located in the Los Angeles metropolitan area, a dry and refrigerated warehouse in Stockton, California, and one mechanized warehouse in Fresno, California.

    The Company is not dependent upon any single source of supply in any of its businesses. Management believes that alternative suppliers are available for substantially all of its products and that the loss of any one supplier would not have a material adverse effect on the Company's business.

MARKETING AND DISTRIBUTION OF PRODUCTS

    The Company currently markets and distributes in six principal geographical areas: Southern California, Northern California, Arizona, Southern Nevada, Hawaii and various foreign countries in the South Pacific and elsewhere. The competitive climate in each of these regions is individually unique and as a result, the Company offers a diversified selection of products and services to better enable the customer to meet its consumers needs and maintain a competitive edge.

    As a cooperative organization, the Company principally markets its goods and services to the membership through bi-weekly order books, weekly buying guides and price bulletins. Buying guides list current promotional items and other product related information. The price bulletins show promotional and advertising allowances available from the various manufacturers and suppliers.

    The  Company,  through  its  Sales  and  Service  department,  assists   its
membership with many special service needs. A sales and service representative presents to the customer the available services that the Company offers.

    The Company offers multiple methods for customers to place their orders. During fiscal 1996, the Company developed an interactive ordering system that enables customers to identify errors, warehouse out-of-stocks and percentage of trailer capacity prior to transmitting an order. This system is expected to be available to all members during fiscal 1997. The Company also offers its customers the option of submitting orders electronically with an order transmitting device, or by telephoning the order to a customer service representative.

    The Company offers a service program in its ice cream, bakery, specialty food and general merchandise businesses. Customers utilizing the service program account for 52% of ice cream sales, 5% of bakery sales, 25% of specialty sales, and 12% of its general merchandise sales for 1996. In aggregate, service programs account for 3% of the Company's total 1996 sales. The service program consists of a Company service representative visiting a participating store, checking stock quantities, refacing shelf stock and ordering a replenishment shipment. When necessary, service personnel will perform a reset and remerchandising of a store's products to increase store-level sales. The above services are provided at an additional charge depending on service level agreements.

SERVICES AVAILABLE TO MEMBERS

    The Company provides a variety of services to its members to help them maintain a competitive position within the retail grocery industry. The Company's services to members include:

    PRICING SERVICES. Subscribing members provide the Company with either the retail price or the percentage profit margin they wish to maintain on each item, and such figures are shown on each invoice and on each case of goods delivered. The patron may update this pricing structure weekly in accordance with changes in wholesale costs and competitive activity in its particular market area.

    ORDERING ASSISTANCE. The Company provides various programs to increase the speed and efficiency of the order transmittal process. It offers electronic units which retailers can use to transmit orders electronically by telephone. GEC offers a menu of retail technology options for selection by members. To eliminate order errors and minimize freight and service charges the Company has introduced "InterActive Ordering." The system utilizes a multifunctional FM hand-held scanner that transmits to a Windows 95-TM- PC in the store that is linked to the Company's mainframe computer and allows for electonic data interchange of timely, valuable information.

    POINT  OF  SALE  COMPUTER SERVICES.    The Company  provides  retailers with
assistance and computer services in connection with the use of scanners at the checkout counter.

    VELOCITY  REPORTS.   The Company  provides detailed  summaries of  all items
ordered by the retailer from the Company, together with historical pricing and profit margin data.

    STORE DEVELOPMENT. The Company assists members in equipment procurement, store engineering and site development activities. For a fee, the Company provides plot plans, floor plans, and other drawings for new or remodeled stores, construction cost estimates and design consultation. In addition, many types of store fixtures and equipment can be obtained at a price reflecting volume purchase discounts earned by the Company.

    FINANCE PROGRAMS. The Company assists qualified members in remodeling and expanding existing retail locations and developing new retail outlets, as well as assisting in the financing of inventory and equipment needs.

    RETAIL COUNSELING. The Company provides members with experienced retail counselors, knowledgeable in all phases of retail grocery operations, to assist patrons in planning their sales and profit growth. The counselors work closely with owner/managers to solve problems and identify opportunities for improving operations. They also advise patrons of current trends and developments in the retail grocery industry.

    RETAIL ADVERTISING. The Company assists in the formation of retail ad groups consisting of several members within a given area. Each group is provided with an ad group coordinator who assists in preparing advertising layouts, assures that advertising dollars are identified and collected from vendors and other sources, and serves as liaison between the ad group and suppliers.

    INSURANCE SERVICES. The Company's insurance programs are serviced by Grocers and Merchants Insurance Services, Inc. ("GMIS"). GMIS, which is licensed as an insurance agency, acts as agent or broker for unrelated underwriters, which are the issuers of the insurance policies. Certain of the insurance companies reinsure portions of insured risks pursuant to reinsurance contracts with Springfield Insurance Company, Limited ("Springfield-Bermuda"), which is incorporated and licensed in Bermuda, or Springfield Insurance Company, Inc. ("Springfield-California"), which is incorporated and licensed in California. Both insurance companies are wholly owned subsidiaries of the Company. GMIS provides an insurance program for members, employees of members, and employees of the Company. Under the commercial store package, coverage includes fire, store liability, automobile, fidelity, theft, bonds, workers' compensation and business interruption. Insurance offered by the life and health department includes individual and group health plans, life insurance, mutual funds, disability income and estate planning. The personal insurance department offers homeowners, automobile, motorcycle, motorhome, boat and aircraft coverages.

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

TRUCKING OPERATIONS

    The Company's trucking fleet is used in the transportation of food and related items from suppliers to the Company and in the delivery of such items to its customers. These operations are conducted principally in California, Arizona and Nevada. The Company's vehicle fleet consists of approximately 290 tractors, 745 trailers, and 13 pickup vans. Approximately 55% of the fleet is owned by the Company; the balance is leased. Such leases generally have initial terms of 8 to 10 years and provide for renewal or purchase options at fair market value at expiration of the lease.

SUPPORT BUSINESSES

    The Company's subsidiary retail support businesses collectively accounted for approximately 2% of the Company's total sales in fiscal 1996, 1995, and 1994. Principal retail support operations include Grocers Capital Company ("GCC"), which provides financing for inventory purchases, equipment purchases, store remodeling and new store acquisitions, and GEC, which provides additional support in store planning and development services, retail pricing comparisons, scanning support and also sells and leases equipment to the Company's customers. The Company also provides insurance brokerage services for retailers through GMIS and underwrites selected insurance risks through two insurance subsidiaries.

RETAIL BUSINESSES

    During the year, the Company introduced a banner store program designed to convert older stores into state-of-the-art retail operations. The first two formats in the program -- conventional (Apple Market) and limited assortment (Total Value) emerged from the design phase to a pilot program and are now in the process of being introduced to the marketplace. Apple Markets are independently owned and operated; however, they have the look of a chain store because each store carries the same name, logo, and design layout throughout the stores. The limited assortment format, Total Value, consists primarily of private label items and some branded products sold at attractive prices with limited service. This format has been extremely successful when employed by wholesalers in other areas of the country. Other formats to meet the diverse needs of independent retailers are also in the development stage.

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

CUSTOMERS

    The Company's members consist primarily of independent retail grocery store operators ranging in size from single store operators to multiple store and chain store operators. The typical member in Southern California serves a high-density urban population and the Company's typical Northern California member serves a less densely populated area. A typical member-patron retail grocery store consists of approximately 20,000 square feet.

    The Company's ten largest customers accounted for approximately 34% of net sales in fiscal 1996 and 33% of net sales in fiscal 1995 and fiscal 1994. Management believes there is no single customer whose loss would have a material adverse effect on the Company's business.

STOCK OWNERSHIP

CLASS A SHARES

    Class A Shares are issued to and may be held only by member-patrons of Certified. In order to qualify for and retain membership as a member-patron, a person or other entity (1) must patronize Certified in such amounts and manner, and otherwise must comply with the Bylaws and with such rules, regulations and policies, as may be established by Certified; (2) must have and maintain acceptable financial standing; (3) must make application in such form as is prescribed; and (4) must be accepted as a member after approval by the Board of Directors.

    Each member-patron of Certified is required to hold exactly one hundred Class A Shares. The price for such shares will be the book value per share of the outstanding shares at the close of the fiscal year ended prior to acceptance as a member-patron.

CLASS B SHARES

    The Board of Directors may approve the issuance of Class B Shares to any person and for any purpose. However, the Board of Directors does not intend to authorize the issuance of Class B Shares except to member-patrons.

    With the exception of new members (see below), each member-patron is required to hold Class B Shares having combined Issuance Values (as defined below) in an amount equal to the lesser of the member-patron's required subordinated cash deposit (see Item 1. BUSINESS -- "Patron Deposits") or twice the member-patron's average weekly purchases ("Class B Share Requirement"). For purposes of this requirement, each Class B Share held by a member-patron is valued at the book value of Certified's outstanding shares as of the close of the fiscal year ended prior to the issuance of such Class B Share ("Issuance Value").

    Class B Shares are generally issued to new member-patrons as part of the patronage dividends (see Item 1. BUSINESS -- "Patronage Dividends") paid to such member-patron over a period of five consecutive fiscal years, beginning with the second fiscal year following admission as a member-patron. The Class B issuance formula provides that the member-patron will hold Class B Shares having Issuance Values equal to 20% of the member-patron's Class B Share Requirement after the first patronage dividend, 40% of the Class B share Requirement after the second patronage dividend, and so on until the member-patron reaches 100% of their Class B Share Requirement after the fifth patronage dividend.

    If following the issuance of Class B Shares as part of the patronage dividend for any given fiscal year, the member-patron would not hold Class B Shares having combined Issuance Values equal to the amount of Class B Shares required to be held by the member-patron, then additional Class B Shares would be issued to the member-patron in a quantity sufficient to achieve the required amount. Issuance of these additional Class B Shares would be paid for by charging the member-patron's cash deposit account in an amount equal to the Issuance Values of such additional Class B Shares.

    During the fiscal year ending August 30, 1997, the book value of Certified's Class A and Class B Shares, and hence the price, per share is $167.94.

CLASS C SHARES

    Class C Shares are held one share each by the members of the Board of Directors. Each Board Member purchases one Class C Share for $10. Class C Shares are non-voting shares and would share in liquidation only to the extent of $10 per share.

PATRONAGE DIVIDENDS

    Certified distributes patronage dividends based upon its net earnings from patronage business during the fiscal year. The divisional patronage amounts are approved by the Board of Directors. Certified's net earnings from patronage business are distributed to each patron in proportion to the dollar volume of patronage purchases from each division of Certified by the patron. Patronage dividends are distributed after the close of the fiscal year, except for dividends on dairy products which are distributed after the close of each fiscal quarter.

    The following table shows the patronage dividend experience of the Company during the past three fiscal years.

                                                                          FISCAL YEAR
                                                                -------------------------------
                                                                  1996       1995       1994
                                                                ---------  ---------  ---------
                                                                      (THOUSANDS OMITTED)
Dairy.........................................................  $   8,100  $   7,701  $   8,088
Dry Grocery...................................................      2,940      2,610      1,554
Delicatessen..................................................        940        480        500
Frozen Food...................................................        660        350        351
Beans and Rice................................................        390        320        250
Ice Cream.....................................................        170        110         94
                                                                ---------  ---------  ---------
        Total (1).............................................  $  13,200  $  11,571  $  10,837
                                                                ---------  ---------  ---------
                                                                ---------  ---------  ---------

------------------------
(1) Certified expects to continue to distribute patronage dividends in the future, although there can be no assurance of the amounts of such dividends.

    Certified's bylaws provide that patronage dividends may be distributed in cash or in any other form which constitutes a written notice of allocation under
Section 1388 of the Internal Revenue Code. Section 1388 defines the term "written notice of allocation" to mean any capital stock, revolving fund certificate, retain certificate, certificate of indebtedness, letter of advice, or other written notice, which discloses to the recipient the stated dollar amount allocated to the recipient by Certified and the portion thereof, if any, which constitutes a patronage dividend.

    Patronage dividends are currently paid out in the following order and manner: first, member-patrons receive 20% in cash; second, member-patrons receive the required amount of Class B Shares (see Item 1. BUSINESS -- "Stock Ownership"); third, the remainder is credited to the member-patron's deposit account (see Item 1. BUSINESS -- "Patron Deposits").

    In addition, Certified issued subordinated patronage dividend certificates ("Patronage Certificates") evidencing the retention of a portion of patronage dividends for fiscal years 1993, 1994 and 1995. The amounts retained were deducted from each member-patron's patronage dividend prior to the issuance of Class B Shares to such member-patron.

    Patronage Certificates are unsecured general obligations of Certified, are subordinated to certain other indebtedness of Certified, and are nontransferable without the consent of Certified. The Patronage Certificates are subject to redemption, at any time in whole and from time to time in part, without premium, at the option of Certified, and are subject to being set off, at the option of Certified, against all or any portion of the amounts owing to the Company by the holder.

    The Board of Directors determined that in fiscal 1993, 1994 and 1995, the portion of the patronage dividend retained and evidenced by the issuance of Patronage Certificates was 20% of the fourth quarter fiscal 1993 dairy division patronage dividend, 20% of the fiscal 1994 dairy division patronage dividends and 20% of the first and second quarter fiscal 1995 patronage dividends for the dairy division. The Patronage Certificates were 40% of the fiscal 1993, 1994 and 1995 patronage dividends for non-dairy products. The Patronage Certificates have a seven year term, and bear interest payable annually on December 15 in each year.

    The following table represents a summary of the Patronage Certificates issued and their respective terms in fiscal 1993, 1994 and 1995.

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

    During fiscal 1996, the Company set off approximately $12,000 in Patronage Certificates against a portion of amounts owed to the Company by the holders.

    For the third and fourth quarters of fiscal 1995, the Company suspended the retention of any of the dairy division patronage dividends due to competitive market conditions. During fiscal 1996 the retention program was suspended for all divisions, including the dairy. While the Company suspended the retention program for fiscal 1996, the retention program has not been discontinued.

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

    PRICE RESERVATION. The Company offers the ability for customers to reserve price reductions on various products that a manufacturer or supplier has placed on deal. The customer notifies the Company of the quantities to be reserved, and the Company continues to ship to the customer at the lower price after the temporary price reduction has been removed. For this, the customer must make additional deposits to the Company and pays a storage cost for the cases reserved.

    ANNUAL VOLUME DISCOUNT. Annual volume discounts are given to accounts who meet certain purchasing levels.

    PALLET INCENTIVE. The Company has a pallet incentive program in the dry grocery, frozen food and delicatessen divisions. This program is designed to recognize distribution efficiencies for the Company in selecting full pallet quantities of product.

TERMS OF SALE

    The Company renders to its cooperative members weekly statements of account. Statements include deliveries through and including the date of the statement. Members have seven days from date of the statement to pay, and those not paid within seven days are considered delinquent. Since members have seven days in which to mail payment, and since additional deliveries occur during this time which are billed on a subsequent statement, the Company may have receivables outstanding at any given time which average approximately two weeks' sales.

ADDITIONAL CHARGES

    The Company currently makes several charges in addition to the listed prices for merchandise.

    SERVICE FEES. Dry grocery, frozen food and delicatessen divisions have moved to a new C(3) Impact-Based Pricing program. This program is a volume incentive pricing program that recognizes the benefits and efficiencies of order size. Impact-based pricing calculates fees primarily at the category level. This allows lower fees to be charged for price sensitive categories, as well as specific high volume and high value items. There are two C(3) Impact-Based Pricing programs for which a store can qualify: They are 1) the Co-op Program and 2) the Partnership Program. The Co-op Program includes pricing brackets for purchases of grocery, frozen food, and delicatessen. Savings opportunities can be realized as a store increases average order size and moves into a better pricing bracket. The Partnership Program is available to retailers that meet requirements relating to items such as member status, order size, and division purchase requirements. In fiscal 1997, the Company plans to expand its C(3) Impact-Based Pricing program to other areas of the Company as the next phase of management's re-invention process.

    TRANSPORTATION CHARGES. The Company charges its customers for product delivery based on published schedules. Such schedules charge delivery fees on a variable basis depending primarily upon the distance from the Company's supplying warehouse and the amount of capacity or cube used by the load.

PATRON DEPOSITS

    The Company requires that its cooperative patrons maintain a subordinated cash deposit equal to the greater of twice the amount of each patron's average weekly purchases or twice the amount of the patron's average purchases, if such purchases are not on a regular basis. Required deposits are determined twice a year, at the end of the Company's second and fourth fiscal quarters, based upon a review of the patron's purchases from certain of the cooperative divisions during the preceding two quarters.

    Member-patrons meeting certain qualifications established by the Board of Directors may elect to maintain a reduced required deposit of $500,000 or one and one-quarter weeks' average purchases, whichever is greater. Presently, two of the Company's largest member-patrons have elected to maintain such reduced deposits. With the consent of the Company, which may be granted or withheld in the Company's sole discretion, a qualified member-patron who has elected to maintain this reduced deposit may later have the deposit increased up to an amount equal to twice the amount of its average weekly purchases. Following such increase, the member-patron will not be permitted to reduce the deposit (even though otherwise eligible to maintain a reduced deposit) for a period of two years without the Company's consent. Further, in all cases, reduction of the deposit will be governed by the subordination provisions to which it is subject. The Company charges interest to those member-patrons who maintain a reduced deposit. Interest is presently charged at the prime rate established by Bankers Trust Company, subject to periodic review and change by the Board of Directors. Interest is charged on the difference between the balance that would have been maintained based on two weeks' purchases and the balance actually maintained.

    Under the Company's Deposit Fund Loan Program, member-patrons whose credit has been approved by the Company may finance all or a portion of their deposit requirement. Payments under this program are billed to the member-patron on the weekly statement from the Company. Subject to credit approval, member-patrons may also deposit an amount equal to one and one-half of the patron's average weekly purchases or one and one-half of the patron's average purchases, whichever is greater, and pay the balance of the deposit over a period of 26 weeks, at no interest, by payments on the weekly statement from the Company.

    Member-patrons holding Class B Shares are presently given credit against the above described cash deposit requirement based upon the respective book values of such shares as of the fiscal years last ended prior to their issuance. The Company pays no interest on the required deposits. Interest is paid on cash deposits which are in excess of patrons' required deposits.

    In addition, patrons who participate in the Company's price reservation program are required to maintain a noninterest-bearing deposit based upon the value of their inventory included in this program. Under the Company's price reservation program, patrons are permitted to submit price reservations in advance for their dry grocery, frozen, delicatessen and general merchandise purchases. For the patron to get the benefit of the price reservation, an actual order must be placed. The price which the patron will be charged is the price in effect at the time of the reservation.

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

    Under Subchapter T, the Company may deduct, in the fiscal year for which they are paid, the amount of patronage dividends paid in cash and qualified notices of allocation. A written notice of allocation will be qualified if the Company pays at least 20% of the patronage dividend in cash, and the patron consents to take the stated dollar amount of the written notice into income in the year in which it is received. The Company deducts for tax purposes the entire amount of its patronage dividends by paying at least 20% in cash and issuing qualified notices of allocation for the remainder.

    The Company intends to continue to make patronage distributions to member-patrons comprised of cash and qualified notices of allocation (including its Class B Shares). At least 20% of patronage dividends will be paid in cash. The Company will notify patrons of the stated dollar amount allocated to them and the portion thereof which is a patronage dividend. Patrons are required to consent to include in their gross income, in the year received, all cash as well as the stated dollar amount of all qualified notices of allocation including the Patronage Certificates and the book value of the Class B Shares distributed to them as patronage dividends.

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

    To the extent that Class B Shares are received by the patron as patronage dividends under Subchapter T, the Internal Revenue Service ("IRS") has held that if such Class B Shares are redeemed in full or in part or are otherwise disposed of, there will be included in the computation of the gross income of the patron, as ordinary income, in the year of redemption or other disposition, the excess of the amount realized on the redemption or other disposition over the amount previously included in the computation of gross income. However, since Class B Shares may be issued other than as a part of patronage dividends, it is possible that the IRS could take the position that the proceeds from a partial redemption of Class B Shares should be taxed as a dividend. PATRONS ARE STRONGLY URGED TO CONSULT WITH THEIR TAX ADVISORS FOR FURTHER CLARIFICATION OF THIS ISSUE AND FOR THE IMPACT THE POSITION OF THE IRS MAY HAVE ON THEIR OWN FEDERAL AND STATE TAX RETURNS.

    The Company's subsidiaries do not pay patronage dividends and are not taxed in accordance with Subchapter T.

EMPLOYEES

    The Company employs approximately 2,400 employees, of whom approximately 1,220 are members of one of several unions, the largest being the International Brotherhood of Teamsters ("IBT"). The IBT contracts cover approximately 1,140 employees and have various expiration dates. The Stockton and Southern California warehouse workers' and truck drivers' IBT contract covers approximately 960 employees and expires on September 13, 1998. The IBT contract which covers approximately 145 Fresno warehouse workers and truck drivers expires on February 3, 1999. The contract which covers approximately 40 mechanical maintenance workers expires on March 29, 1999. The Company believes its labor relations to be good.

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

ITEM 2.  PROPERTIES

FACILITIES

    The   Company's   corporate   offices,   warehouses,   retail   stores,  and
manufacturing facilities as of August 31, 1996 are summarized as follows:

                                                                          APPROXIMATE
                                                                        SQUARE FOOTAGE
                                                                     ---------------------
DESCRIPTION                                                            OWNED      LEASED
-------------------------------------------------------------------  ----------  ---------
Corporate offices..................................................     162,000    117,000
Dry grocery........................................................   1,994,000    851,000
General merchandise................................................                323,000
Frozen foods, delicatessen and meat................................     473,000
Bakery.............................................................      91,000
Dairy and ice cream................................................     119,000
Retail stores (pilot program)......................................                 59,100

    The majority of the Company's dry grocery, frozen foods and delicatessen warehouse facilities are located in Southern California. The Company owns a 643,000 square foot dry grocery warehouse and a 149,000 square foot refrigerated warehouse in Stockton, California and leases 323,000 square feet of warehouse space in Fresno, California.

ITEM 3.  LEGAL PROCEEDINGS

    The Company is a defendant in a number of cases currently in litigation or potential claims encountered in the normal course of business which are being vigorously defended. In the opinion of management, the resolutions of these matters will not have a material adverse effect on the Company's financial position or results of operations.

    The United States Environmental Protection Agency ("EPA") notified the Company in 1993 that, together with others, it was a potentially responsible party ("PRP") for the disposal of hazardous substances at a landfill site located in Monterey Park, California. Cleanup of this site consists of five phases: site control and monitoring; management and leachate treatment; landfill gas control and landfill cover; final remedy and ground water treatment; and, thirty-year post cleanup site control and monitoring. As of August 1996, the Company's share of cleanup costs for the first three phases was approximately $379,000 as previously established in July 1994. This amount was paid in October 1996. While the Company's share of the cost for the last two phases of cleanup has not yet been established, based upon overall estimates of the range of potential cost, the Company believes that its share of the total cost for all five phases of cleanup will not exceed the amounts which the Company has reserved. As of August 31, 1996, the total reserve established with respect to environmental liabilities is $1.6 million. The Company is pursuing recovery of a portion of its reserve from its insurance carriers.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

    None.

                                    PART II

ITEM 5.  MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED
       SHAREHOLDER MATTERS

    There is no market for the Company's Class A Shares, Class B Shares, or Class C Shares. As of November 1, 1996, the Company's Class A Shares were held of record by 491 shareholders, Class B Shares were held of record by 528 shareholders, and the Company's Class C Shares were held of record, one share each, by the 15 directors of the Company. In the past, the Company has not paid cash dividends on its stock, and it has no intention to do so in the future.

ITEM 6.  SELECTED FINANCIAL DATA

                                                          FISCAL YEAR
                                     -----------------------------------------------------
                                       1996       1995       1994       1993       1992
                                     ---------  ---------  ---------  ---------  ---------
                                        (52        (52        (53        (52        (52
                                      WEEKS)     WEEKS)     WEEKS)     WEEKS)     WEEKS)
                                                      (THOUSANDS OMITTED)

Net sales..........................  $1,948,919 $1,822,804 $1,873,872 $2,007,288 $2,377,740
Declared patronage dividends.......     13,200     11,571     10,837     12,880     12,977
Net earnings (loss)................      1,517        769         94        473     (3,648)
Total assets.......................    373,360    398,603    398,569    403,979    449,713
Long-term notes payable............     75,617    129,686    149,673    158,585    178,702
Book value per share...............     167.94     165.86     163.03     163.52     162.42

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

RESULTS OF OPERATIONS

    The following table sets forth selected financial data of the Company expressed as a percentage of net sales for the periods indicated below:

                                                                     FISCAL YEAR ENDED
                                                         ------------------------------------------
                                                         AUGUST 31,    SEPTEMBER 2,   SEPTEMBER 3,
                                                            1996           1995           1994
                                                         -----------   ------------   -------------
Net sales..............................................    100.0%         100.0%         100.0%
Cost of sales..........................................     90.8           90.7           90.6
Distribution, selling and administrative...............      7.7            7.8            8.0
Operating income.......................................      1.5            1.5            1.4
Interest expense.......................................      0.7            0.8            0.8
Other income (expense), net............................      0.0            0.0           (0.1)
Earnings before patronage dividends, provision for
 income taxes and cumulative effect of accounting
 change................................................      0.8            0.7            0.5
Declared patronage dividends...........................      0.7            0.7            0.6
Cumulative effect of accounting change.................                                    0.1
Net earnings...........................................      0.1            0.0            0.0

FISCAL YEAR ENDED AUGUST 31, 1996 ("FISCAL 1996") COMPARED TO FISCAL YEAR ENDED SEPTEMBER 2, 1995 ("FISCAL 1995")

    NET SALES. Sales increased $126.1 million or 6.9% over fiscal 1995. This increase is a result of $134.8 million of additional large customer volume added during fiscal 1995 and 1996, and $47.6 million of increased sales to the existing membership. These improvements in sales volume were achieved even though the Company experienced lower volume in its general merchandise division of approximately $56.3 million, resulting from the reduction in general merchandise and health and beauty care purchases by F4LGM.

    COST OF SALES. Cost of sales for fiscal 1996 totaled $1.8 billion, an increase of $116.7 million or 7.1% over fiscal 1995. The increase is related to the additional sales discussed above and as a percentage of sales is slightly higher than the fiscal 1995 averages. This increase is reflective of pricing efficiencies passed on to the Company's membership as a result of the additional volume.

    DISTRIBUTION, SELLING AND ADMINISTRATIVE. Distribution, selling and administrative expenses were $149.1 million or 7.7% of net sales in fiscal 1996, as compared to $141.9 million or 7.8% of net sales in fiscal 1995. The level of expenses for fiscal 1996 is relatively consistent with fiscal 1995, reflecting only the required marginal increase in costs associated with the additional volume.

    OPERATING INCOME. As a result of the Company's continued cost control measures and the benefits of additional volume, operating income increased over fiscal 1995 by 8.5%. Operating income totaled $29.5 million for fiscal 1996 compared to $27.2 million for fiscal 1995.

    INTEREST. Interest expense totaled $14.4 million for fiscal 1996, which is approximately $0.9 million or 5.6% lower than fiscal 1995. The decrease is primarily associated with lower borrowing requirements due to the Company's improved cash flow management.

    OTHER INCOME (EXPENSE), NET. In the third quarter of fiscal 1996, the Company sold 100% of its common stock ownership in Hawaiian Grocery Stores, Ltd. ("HGS"), a wholly-owned subsidiary, for $2.4 million. The sale resulted in a pretax gain of $366,000. Pursuant to this transaction, the Company retained an ownership interest in HGS represented by 1,000 shares of preferred stock with a total book value of $1 million. The Company and HGS intend to continue a business relationship in the future through supply and joint purchasing arrangements. Fiscal 1995 reflects a $511,000 gain on the sale of the Company's investment in preferred and common stock of Major Market, Inc. ("MMI") as discussed below.

    NET EARNINGS. Net earnings for fiscal 1996 increased to $1,517,000. Fiscal 1996 earnings represent a 97% increase over fiscal 1995 earnings of $769,000 and 1,514% increase over fiscal 1994 earnings of $94,000. The earnings increase reflects the benefits generated from the Company's subsidiaries, whose earnings are retained by the Company.

    FISCAL YEAR ENDED SEPTEMBER 2, 1995 COMPARED TO FISCAL YEAR ENDED SEPTEMBER 3, 1994 ("FISCAL 1994")

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

    OTHER INCOME (EXPENSE), NET. In fiscal 1993, GCC acquired an 81% investment in MMI for $1.6 million. The investment was previously consolidated in the Company's financial statements. In fiscal 1995, GCC sold its preferred stock and 282,600 shares of common stock to MMI. GCC received proceeds of $120,000 and a note receivable for approximately $2.6 million. GCC now holds approximately 20% of MMI's outstanding common shares and accounts for the investment using the cost method. GCC does not have significant influence or control of MMI. GCC recorded a pretax gain of $511,000 on the sale of this investment.

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

LIQUIDITY AND CAPITAL RESOURCES

    The Company relies upon cash flow from operations, patron deposits, Patronage Certificates, shareholdings and borrowings under the Company's credit lines, to finance operations. Net cash provided from operating activities totalled $38.3 million for fiscal 1996, $9.1 million for fiscal 1995, and $18.2 million for fiscal 1994. The Company's cost and expense reductions, revised marketing programs, and the dividend retention program provide adequate operating cash flow to conduct the Company's business operations. At August 31, 1996, working capital was $63.1 million, and the current ratio was 1.3 and 1.7 at fiscal year end 1996 and 1995, respectively. Working capital varies throughout the year primarily as a result of seasonal inventory requirements.

    Capital expenditures totalled $13.3 million in fiscal 1996 and $9.4 million in fiscal 1995 and $5.9 million in fiscal 1994.

    The Company has agreements with certain banks that provide for committed lines of credit. These credit lines are available for general working capital, acquisitions, and maturing long-term debt. At the end of fiscal 1996, the Company had a $135 million committed line of credit, of which $107.3 million was not utilized. The $135 million secured, committed line of credit matures March 17, 1999. The credit agreement is collateralized by accounts receivable, inventory, and certain other assets of the Company and two of its principal subsidiaries, excluding equipment, real property and the assets of GCC. The agreement provides for Eurodollar basis or prime basis borrowings at the Company's option. As of August 31, 1996, the Company's outstanding borrowings, including obligations under capital leases of approximately $3.7 million, amounted to $87.1 million, of which $75.6 million was classified as noncurrent.

    On August 30 ,1996, a $25 million credit agreement was paid off in full and terminated by the Company. Funds for the payoff were provided through a loan purchase agreement with a bank. The loan purchase agreement maturity date is August 29, 2001, but is subject to extension by mutual agreement of the Company and the bank for an additional one year on each anniversary date of the initial purchase date. Total loan purchases under the agreement are limited to a total aggregate principal outstanding of $50 million.

    On September 20, 1996, the Company entered into a credit agreement for $10 million. This line is available for funding loans. The credit agreement is collateralized by GCC's member loan receivables. The maturity date is September 20, 2001, but is subject to an annual extension of one year by the mutual consent of the Company and the bank. The agreement provides for prime basis or Eurodollar basis borrowings at the Company's option.

    In fiscal 1995, the Company completed a sale leaseback transaction involving an office building used to house the Company's support personnel. Proceeds from the transaction were $11.5 million. Concurrent with the sale of the real property, the Company entered into a twenty year lease of the property, with two ten year extension options.

    Patronage dividends are currently paid out in the following order and manner: first, member-patrons receive 20% in cash; second, member-patrons receive the required amount of Class B Shares (see Item 1. BUSINESS -- "Stock Ownership"); third, the remainder is credited to the member-patron's deposit account (see Item 1. BUSINESS -- "Patron Deposits").

    In addition, Certified issued subordinated patronage dividend certificates ("Patronage Certificates") evidencing the retention of a portion of patronage dividends for fiscal years 1993, 1994 and 1995. The amounts retained were deducted from each member-patron's patronage dividend prior to the issuance of Class B Shares to such member-patron.

    Patronage Certificates are unsecured general obligations of Certified, are subordinated to certain other indebtedness of Certified, and are nontransferable without the consent of the Company. The Patronage

Certificates are subject to redemption, at any time in whole and from time to time in part, without premium, at the option of Certified, and are subject to being set off, at the option of Certified, against all or any portion of the amounts owing to the Company by the holder.

    The Board of Directors determined that in fiscal 1993, 1994 and 1995, the portion of the patronage dividend retained and evidenced by the issuance of Patronage Certificates was 20% of the fourth quarter fiscal 1993 dairy division dividend, 20% of the fiscal 1994 dairy division dividends and 20% of the first and second quarter fiscal 1995 dividends for the dairy division. The Patronage Certificates were 40% of the fiscal 1993, 1994 and 1995 dividends for non-dairy products. The Patronage Certificates have a seven year term, and bear interest payable annually on December 15 in each year.

    The following table represents a summary of the Patronage Certificates issued and their respective terms in fiscal 1993, 1994 and 1995.

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

    During fiscal 1996, the Company set off approximately $12,000 in Patronage Certificates against a portion of amounts owed to the Company by the holders.

    For the third and fourth quarters of fiscal 1995, the Company suspended the retention of any of the dairy division patronage dividends due to competitive market conditions. During fiscal 1996 the retention program was suspended for all divisions, including the dairy. While the Company suspended the retention program for fiscal 1996, the retention program has not been discontinued. The Company expects to continue to distribute patronage dividends in the future, although there can be no assurance of the amounts of such dividends.

    Patrons are generally required to maintain subordinated deposits with the Company and member-patrons purchase shares of stock of the Company. Upon termination of patron status, the withdrawing patron will be entitled to recover deposits in excess of its obligations to the Company if permitted by the applicable subordination provisions, and a member-patron also will be entitled to have its shares redeemed, subject to applicable legal requirements, Company policies and credit agreement limitations. The Company's current redemption policy limits the Class B Shares that the Company is obligated to redeem in any fiscal year to 5% of the number of Class B Shares deemed outstanding at the end of the preceding fiscal year. In fiscal 1996, this limitation restricted the Company's redemption of shares to 19,238 shares for $3,190,815. In fiscal 1997, the 5% limitation will restrict the Company's redemption of shares to 19,191 shares for $3,222,937. The number of shares tendered for redemption at October 31, 1996 totalled 77,481 (or approximately $13.0 million, using fiscal 1996 year end book value), which exceeds the amount that can be redeemed in fiscal 1997. Consequently, the Company will be required to make redemptions in fiscal 1998, 1999 and 2000, with such redemptions approximating $9.8 million based on 1996 year end book value and estimated share issuances for those years. The redemption price for shares is based upon their book value as of the end of the year preceding redemption. Cash flow to fund redemption of shares is provided from operations, patron deposits, Patronage Certificates, current shareholdings and borrowings under the Company's credit lines.

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

                          INDEPENDENT AUDITORS' REPORT

The Board of Directors
Certified Grocers of California, Ltd.

    We have audited the consolidated balance sheet of Certified Grocers of California, Ltd. and subsidiaries as of August 31, 1996, and the related consolidated statements of earnings, shareholders' equity, and cash flows for the fiscal year then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit.

    We conducted our audit in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

    In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of Certified Grocers of California, Ltd. and subsidiaries as of August 31, 1996 and the results of their operations and their cash flows for the fiscal year then ended in conformity with generally accepted accounting principles.

DELOITTE & TOUCHE LLP

Los Angeles, California
October 31, 1996

                          INDEPENDENT AUDITORS' REPORT

The Board of Directors
Certified Grocers of California, Ltd.

    We have audited the consolidated balance sheet of Certified Grocers of California, Ltd. and subsidiaries as of September 2, 1995 and the related consolidated statements of earnings, shareholders' equity, and cash flows for each of the two fiscal years in the period ended September 2, 1995. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

    In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of Certified Grocers of California, Ltd. and subsidiaries as of September 2, 1995 and the results of their operations and their cash flows for each of the two fiscal years in the period ended September 2, 1995, in conformity with generally accepted accounting principles.

    As discussed in Note 1 to the consolidated financial statements, the Company changed its method of accounting for income taxes and postretirement benefits other than pensions in 1994 and postemployment benefits in 1995.

                                          COOPERS AND LYBRAND L.L.P.

Los Angeles, California
November 27, 1995

             CERTIFIED GROCERS OF CALIFORNIA, LTD. AND SUBSIDIARIES
                          CONSOLIDATED BALANCE SHEETS
                             (DOLLARS IN THOUSANDS)
                     AUGUST 31, 1996 AND SEPTEMBER 2, 1995

                                     ASSETS

                                                                                            1996        1995
                                                                                         ----------  ----------
Current:
  Cash and cash equivalents............................................................  $    6,451  $    7,329
  Accounts and notes receivable, net...................................................      98,424     104,249
  Inventories..........................................................................     136,303     149,432
  Prepaid expenses.....................................................................       4,625       4,789
  Deferred taxes.......................................................................       5,356       2,850
                                                                                         ----------  ----------
        Total current assets...........................................................     251,159     268,649
Properties, net........................................................................      73,571      71,816
Investments............................................................................      27,541      22,051
Notes receivable.......................................................................       8,309      25,622
Other assets...........................................................................      12,780      10,465
                                                                                         ----------  ----------
          TOTAL ASSETS.................................................................  $  373,360  $  398,603
                                                                                         ----------  ----------
                                                                                         ----------  ----------

                                     LIABILITIES AND SHAREHOLDERS' EQUITY

Current:
  Accounts payable.....................................................................  $   98,468  $   86,159
  Accrued liabilities..................................................................      62,986      51,018
  Current portion of notes payable.....................................................      11,440      11,573
  Patrons' excess deposits and declared patronage dividends............................      15,157      12,214
                                                                                         ----------  ----------
        Total current liabilities......................................................     188,051     160,964
Notes payable, due after one year......................................................      75,617     129,686
Long-term liabilities..................................................................      14,913      12,210
Commitments and contingencies -- See Notes 12 and 15
Patrons' deposits and certificates:
  Patrons' required deposits...........................................................      15,524      17,022
  Subordinated patronage dividend certificates.........................................       6,549       6,561
Shareholders' equity
  Class A Shares.......................................................................       5,305       5,292
  Class B Shares ......................................................................      56,504      56,266
  Retained earnings ...................................................................      11,436      10,488
  Net unrealized gain (loss) on appreciation (depreciation) of investments.............        (284)        114
  Minimum pension liability adjustment.................................................        (255)
                                                                                         ----------  ----------
        Total shareholders' equity.....................................................      72,706      72,160
                                                                                         ----------  ----------
          TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY...................................  $  373,360  $  398,603
                                                                                         ----------  ----------
                                                                                         ----------  ----------

        The accompanying notes are an integral part of these statements.

             CERTIFIED GROCERS OF CALIFORNIA, LTD. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF EARNINGS
                             (DOLLARS IN THOUSANDS)
FOR FISCAL YEARS ENDED AUGUST 31, 1996, SEPTEMBER 2, 1995, AND SEPTEMBER 3, 1994

                                                                        1996          1995          1994
                                                                    ------------  ------------  ------------
Net sales.........................................................  $  1,948,919  $  1,822,804  $  1,873,872
Costs and expenses:
  Cost of sales...................................................     1,770,339     1,653,660     1,698,930
  Distribution, selling and administrative........................       149,078       141,947       149,303
                                                                    ------------  ------------  ------------
Operating income..................................................        29,502        27,197        25,639
Interest expense..................................................       (14,406)      (15,260)      (15,405)
Other income (expense), net.......................................           366           509        (1,600)
                                                                    ------------  ------------  ------------
Earnings before patronage dividends, provision for income taxes
  and cumulative effect of accounting change......................        15,462        12,446         8,634
Declared patronage dividends......................................       (13,200)      (11,571)      (10,837)
                                                                    ------------  ------------  ------------
Earnings (loss) before income tax provision and cumulative effect
  of accounting change............................................         2,262           875        (2,203)
Provision for income taxes........................................           745           106           203
                                                                    ------------  ------------  ------------
Earnings (loss) before cumulative effect of accounting change.....         1,517           769        (2,406)
Cumulative effect of accounting change............................                                     2,500
                                                                    ------------  ------------  ------------
Net earnings......................................................  $      1,517  $        769  $         94
                                                                    ------------  ------------  ------------
                                                                    ------------  ------------  ------------

        The accompanying notes are an integral part of these statements.

             CERTIFIED GROCERS OF CALIFORNIA, LTD. AND SUBSIDIARIES
                CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY
                             (DOLLARS IN THOUSANDS)
FOR FISCAL YEARS ENDED AUGUST 31, 1996, SEPTEMBER 2, 1995, AND SEPTEMBER 3, 1994

                                                                                                      NET UNREALIZED
                                                                                                      GAIN (LOSS) ON      MINIMUM
                                                     CLASS A               CLASS B                     APPRECIATION       PENSION
                                               --------------------  --------------------  RETAINED   (DEPRECIATION)     LIABILITY
                                                SHARES     AMOUNT     SHARES     AMOUNT    EARNINGS   OF INVESTMENTS    ADJUSTMENT
                                               ---------  ---------  ---------  ---------  ---------  ---------------  -------------
Balance, August 28, 1993.....................     49,700  $   4,285    394,326  $  57,238  $  11,085
  Class A Shares issued......................      6,000        981
  Class A Shares redeemed....................     (6,600)      (562)                            (517)
  Class B Shares issued......................                           13,676      2,230
  Class B Shares redeemed....................                          (19,716)    (2,875)      (349)
  Net earnings...............................                                                     94
  Net unrealized loss on depreciation of
   investments (net of deferred tax benefit
   of $157)..................................                                                            $    (304)
                                               ---------  ---------  ---------  ---------  ---------         -----
Balance, September 3, 1994...................     49,100      4,704    388,286     56,593     10,313          (304)
  Class A Shares issued......................      7,800      1,271
  Class A Shares redeemed....................     (6,600)      (683)                            (393)
  Class B Shares issued......................                           15,895      2,637
  Class B Shares redeemed....................                          (19,414)    (2,964)      (201)
  Net earnings...............................                                                    769
  Net unrealized gain on appreciation of
   investments (net of deferred tax of
   $216).....................................                                                                  418
                                               ---------  ---------  ---------  ---------  ---------         -----
Balance, September 2, 1995...................     50,300      5,292    384,767     56,266     10,488           114
                                               ---------  ---------  ---------  ---------  ---------         -----
  Class A Shares issued......................      4,800        796
  Class A Shares redeemed....................     (6,000)      (783)                            (212)
  Class B Shares issued......................                           18,286      3,072
  Class B Shares redeemed....................                          (19,238)    (2,834)      (357)
  Net earnings...............................                                                  1,517
  Net unrealized loss on depreciation of
   investments (net of deferred tax benefit
   of $205)..................................                                                                 (398)
  Minimum pension liability adjustment (net
   of tax of $195)...........................                                                                            $    (255)
                                               ---------  ---------  ---------  ---------  ---------         -----           -----
Balance, August 31, 1996.....................     49,100  $   5,305    383,815  $  56,504  $  11,436     $    (284)      $    (255)
                                               ---------  ---------  ---------  ---------  ---------         -----           -----
                                               ---------  ---------  ---------  ---------  ---------         -----           -----

        The accompanying notes are an integral part of these statements.

             CERTIFIED GROCERS OF CALIFORNIA, LTD. AND SUBSIDIARIES
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                             (DOLLARS IN THOUSANDS)
FOR FISCAL YEARS ENDED AUGUST 31, 1996, SEPTEMBER 2, 1995, AND SEPTEMBER 3, 1994

                                                                                   1996       1995       1994
                                                                                 ---------  ---------  ---------
Cash flows from operating activities:
Net earnings...................................................................  $   1,517  $     769  $      94
  Adjustments to reconcile net earnings to net cash provided by operating activities:
    Gain on sale of investments in affiliates..................................       (366)      (511)
    Cumulative effect of accounting change.....................................                           (2,500)
    Depreciation and amortization..............................................     10,022      9,982     10,680
    Deferred taxes.............................................................     (3,819)      (273)
    (Gain) loss on disposal of properties......................................       (158)       366       (445)
    Accrued benefit costs......................................................      2,595      5,616      2,940
    Accrued environmental liabilities..........................................                   110      1,100
    Accrued sublease liability.................................................       (167)      (230)     1,228
    Facility relocation........................................................                              520
    Decrease (increase) in assets:
      Accounts and notes receivable............................................      1,892     (7,757)     3,428
      Inventories..............................................................      6,893     (3,976)     1,611
      Prepaid expenses.........................................................        131     (1,041)       170
      Notes receivable.........................................................    (10,547)       293      2,720
    Increase (decrease) in liabilities:
      Accounts payable.........................................................     14,905      4,825     (2,741)
      Accrued liabilities......................................................     12,449        218      2,584
      Patrons' excess deposits and declared patronage dividends................      2,943        673     (3,205)
                                                                                 ---------  ---------  ---------
Net cash provided by operating activities......................................     38,290      9,064     18,184
                                                                                 ---------  ---------  ---------
Cash flows from investing activities:
  Purchase of properties.......................................................    (13,350)    (9,363)    (5,921)
  Proceeds from sales of properties............................................      1,846     12,489      1,295
  Decrease in other assets.....................................................     (1,703)    (1,793)      (244)
  Investment in securities, net................................................     (4,888)    (1,316)    (7,974)
  Proceeds from sale of notes receivable.......................................     27,860
  Sales of investments in affiliates, net of cash disposed*....................      1,785       (479)
                                                                                 ---------  ---------  ---------
Net cash provided (utilized) by investing activities...........................     11,550       (462)   (12,844)
                                                                                 ---------  ---------  ---------
Cash flows from financing activities:
  Reduction of long-term notes payable.........................................    (37,329)    (7,534)    (5,934)
  Reduction of short-term notes payable........................................    (11,573)    (2,658)    (3,132)
  Decrease in members' required deposits.......................................     (1,498)      (567)    (1,312)
  Issuance of subordinated patronage dividend certificates.....................                 2,117      2,421
  Repurchase of shares from members............................................     (4,186)    (4,224)    (4,303)
  Issuance of shares to members................................................      3,868      3,891      3,211
                                                                                 ---------  ---------  ---------
Net cash utilized by financing activities......................................    (50,718)    (8,975)    (9,049)
                                                                                 ---------  ---------  ---------
Net decrease in cash and cash equivalents......................................       (878)      (373)    (3,709)
Cash and cash equivalents at beginning of year ................................      7,329      7,702     11,411
                                                                                 ---------  ---------  ---------
Cash and cash equivalents at end of year.......................................  $   6,451  $   7,329  $   7,702
                                                                                 ---------  ---------  ---------
                                                                                 ---------  ---------  ---------
Supplemental disclosure of cash flow information:
Cash paid during the year for:
  Interest.....................................................................  $  14,929  $  15,006  $  15,232
  Income taxes ................................................................        980      2,388         70
                                                                                 ---------  ---------  ---------
                                                                                 $  15,909  $  17,394  $  15,302
                                                                                 ---------  ---------  ---------
                                                                                 ---------  ---------  ---------
*Sales of investments in affiliates, net of cash disposed:
  Working capital, other than cash.............................................  $   7,188  $    (980)
  Property, plant and equipment................................................        460      1,596
  Note receivable..............................................................                (2,580)
  Investment in preferred stock................................................     (1,000)
  Other assets.................................................................         71      1,857
  Proceeds in excess of net assets of affiliates sold, net.....................        366        511
  Long-term debt...............................................................     (5,300)      (883)
                                                                                 ---------  ---------
    Net cash effect from sales of investments in affiliates....................  $   1,785  $    (479)
                                                                                 ---------  ---------
                                                                                 ---------  ---------

        The accompanying notes are an integral part of these statements.

             CERTIFIED GROCERS OF CALIFORNIA, LTD. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES:

  PRINCIPLES OF CONSOLIDATION:

    The consolidated financial statements include the accounts of Certified Grocers of California, Ltd. and its subsidiaries ("Certified" or the "Company"). Intercompany transactions and accounts with subsidiaries have been eliminated.

  NATURE OF BUSINESS:

    The Company is a cooperative organization engaged primarily in the distribution of food products and related nonfood items primarily to retail establishments owned by shareholders of the Company. All establishments with which directors are affiliated, as members of the Company, purchase groceries, related products and store equipment from the Company in the ordinary course of business at prices and on terms available to members generally.

    The Company's fiscal year ends on the Saturday nearest to August 31. Fiscal years 1996 and 1995 included 52 weeks, while fiscal year 1994 included 53 weeks.

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

  DEPRECIATION:

    Depreciation is computed using the straight-line method over the estimated useful lives of the assets which are 40 years for buildings and 10 years for equipment. Leasehold improvements are amortized based on the estimated life of the asset or the life of the lease, whichever is shorter. Expenditures for replacements or major improvements are capitalized; expenditures for normal maintenance and repairs are charged to operations as incurred. Upon sale or retirement of properties, the cost and accumulated depreciation are removed from the accounts, and any gain or loss is included in operations.

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

  POSTEMPLOYMENT BENEFITS:

    The Financial Accounting Standards Board ("FASB") issued Statement No. 112 "Employers Accounting for Postemployment Benefits", which is effective for fiscal years beginning after December 15, 1993. Accordingly, the Company conformed to the new requirements in fiscal 1995. The new accounting standard requires an accrual rather than a pay-as-you-go basis of recognizing expenses for postemployment benefits (provided by an employer to former or inactive employees after termination of employment but before retirement).

             CERTIFIED GROCERS OF CALIFORNIA, LTD. AND SUBSIDIARIES

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

  INCOME TAXES:

    Effective August 29, 1993, the Company adopted Statement of Financial Accounting Standards No. 109, "Accounting for Income Taxes". The cumulative effect of this change in accounting principle increased the Company's fiscal 1994 net earnings by $2.5 million. Accordingly, the Company provides for income taxes using the asset and liability method under which deferred income taxes are recognized for the estimated future tax effects attributable to temporary differences and carryforwards that result from events that have been recognized either in the financial statements or in the income tax returns but not both. The measurement of current and deferred income tax liabilities and assets is based on provisions of enacted tax laws. Valuation allowances are recognized if based on the weight of available evidence, it is more likely than not that some portion of the deferred tax assets will not be realized.

  INVESTMENTS:

    The Company adopted the provisions of Statement of Financial Accounting Standards No. 115, "Accounting for Certain Investments in Debt and Equity Securities" ("SFAS No. 115"), on September 3, 1994. Investments in debt securities and equity securities with readily determinable fair values are classified into categories based on the Company's intent. Investments available for sale are carried at estimated fair value. Unrealized holding gains and losses are excluded from earnings and reported, net of income taxes, as a separate component of shareholders' equity until realized. For all investment securities, unrealized losses that are other than temporary are recognized in net income. Realized gains and losses are determined on the specific identification method and are reflected in net earnings.

    In accordance with SFAS 115, prior period financial statements have not been restated to reflect the change in accounting principle. The cumulative effect as of September 3, 1994 of adopting SFAS 115 decreases shareholders' equity by $304,000. There was no effect on net income.

    The cost of securities sold is determined by the specific identification method.

  USE OF ESTIMATES:

    The preparation of the financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Actual results could differ from those estimates.

  IMPAIRMENT OF LONG-LIVED ASSETS:

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

             CERTIFIED GROCERS OF CALIFORNIA, LTD. AND SUBSIDIARIES

  TRANSFERS AND SERVICING OF FINANCIAL ASSETS:

    The FASB issued Statement of Financial Accounting Standards No. 125 "Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities", which is effective for transfers and servicing of assets and liabilities occurring after December 31, 1996. The Statement provides for standards that are based on consistent application of a financial-components approach that focuses on control. Under that approach, after a transfer of financial assets, an entity recognizes the financial and servicing assets it controls and the liabilities it has incurred, derecognizes financial assets when control has been surrendered, and derecognizes liabilities when extinguished. This Statement provides consistent standards for distinguishing transfers of financial assets that are sales from transfers that are secured borrowings. Accordingly, the Company will conform to the new requirements for applicable transactions occurring after December 31, 1996.

2.  PROPERTIES:

    Properties at August 31, 1996, and September 2, 1995 stated at cost, are comprised of:

                                                                                  1996        1995
                                                                               ----------  ----------
                                                                               (DOLLARS IN THOUSANDS)
Land.........................................................................  $    8,812  $    8,856
Buildings and leasehold improvements.........................................      64,269      64,321
Equipment....................................................................      74,839      65,849
Equipment under capital leases...............................................       7,779       9,259
                                                                               ----------  ----------
                                                                                  155,699     148,285
Less accumulated depreciation and
  amortization...............................................................      82,128      76,469
                                                                               ----------  ----------
                                                                               $   73,571  $   71,816
                                                                               ----------  ----------
                                                                               ----------  ----------

3.  INVESTMENTS:

    The amortized cost and fair values of investments available-for-sale, including equity securities, were as follows:

                                                                            GROSS          GROSS
                                                            AMORTIZED    UNREALIZED     UNREALIZED      FAIR
AUGUST 31, 1996                                               COST          GAINS         LOSSES        VALUE
---------------------------------------------------------  -----------  -------------  -------------  ---------
                                                                          (DOLLARS IN THOUSANDS)
Fixed Maturities:
  U.S. Treasury securities and obligations of U.S.
   government corporations and agencies..................   $  10,219     $      21      $     350    $   9,890
  Corporate securities...................................       3,008            32            110        2,930
  Mortgage backed securities.............................       1,052                           35        1,017
                                                           -----------          ---          -----    ---------
    Sub-total............................................      14,279            53            495       13,837
Redeemable preferred stock...............................       7,739            22             10        7,751
Equity securities........................................       5,953                                     5,953
                                                           -----------          ---          -----    ---------
                                                            $  27,971     $      75      $     505    $  27,541
                                                           -----------          ---          -----    ---------
                                                           -----------          ---          -----    ---------

             CERTIFIED GROCERS OF CALIFORNIA, LTD. AND SUBSIDIARIES

                                                                            GROSS          GROSS
                                                            AMORTIZED    UNREALIZED     UNREALIZED      FAIR
SEPTEMBER 2, 1995                                             COSTS         GAINS         LOSSES        VALUE
---------------------------------------------------------  -----------  -------------  -------------  ---------
                                                                          (DOLLARS IN THOUSANDS)
Fixed Maturities:
  U.S. Treasury securities and obligations of U.S.
   government corporations and agencies..................   $   9,941     $     138      $      83    $   9,996
  Corporate securities...................................       1,765            57             14        1,808
  Mortgage backed securities.............................         933            19              1          951
                                                           -----------        -----            ---    ---------
    Sub-total............................................      12,639           214             98       12,755
Redeemable preferred stock...............................       6,696            58              1        6,753
Equity securities........................................       2,543                                     2,543
                                                           -----------        -----            ---    ---------
                                                            $  21,878     $     272      $      99    $  22,051
                                                           -----------        -----            ---    ---------
                                                           -----------        -----            ---    ---------

    Fixed maturity investments are due as follows:

                                                                                   AMORTIZED      FAIR
AUGUST 31, 1996                                                                      COST         VALUE
--------------------------------------------------------------------------------  -----------  -----------
                                                                                   (DOLLARS IN THOUSANDS)
Fixed Maturities Available for Sale:
  Due in one year or less.......................................................   $  --        $  --
  Due after one year through five years.........................................       6,109        6,006
  Due after five years through ten years........................................       5,173        5,004
  Due after ten years...........................................................       2,997        2,827
                                                                                  -----------  -----------
                                                                                   $  14,279    $  13,837
                                                                                  -----------  -----------
                                                                                  -----------  -----------

                                                                                   AMORTIZED      FAIR
SEPTEMBER 2, 1995                                                                    COST         VALUE
--------------------------------------------------------------------------------  -----------  -----------
                                                                                   (DOLLARS IN THOUSANDS)
Fixed Maturities Available for Sale:
  Due in one year or less.......................................................   $     300    $     304
  Due after one year through five years.........................................       4,420        4,438
  Due after five years through ten years........................................       4,475        4,481
  Due after ten years...........................................................       3,444        3,532
                                                                                  -----------  -----------
                                                                                   $  12,639    $  12,755
                                                                                  -----------  -----------
                                                                                  -----------  -----------

    Expected maturities will differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties. Mortgage-backed securities are shown as being due at their average expected maturity dates.

             CERTIFIED GROCERS OF CALIFORNIA, LTD. AND SUBSIDIARIES

    Investment income is summarized as follows:

                                                                                    1996       1995       1994
                                                                                  ---------  ---------  ---------
                                                                                      (DOLLARS IN THOUSANDS)
Fixed maturities................................................................  $   1,834  $   1,469  $   1,094
Preferred stock.................................................................        350        563        461
Equity securities...............................................................        132
Cash and cash equivalents.......................................................        197        171         95
                                                                                  ---------  ---------  ---------
                                                                                      2,513      2,203      1,650
Less investment expenses........................................................         95         85        110
                                                                                  ---------  ---------  ---------
    Net investment income.......................................................  $   2,418  $   2,118  $   1,540
                                                                                  ---------  ---------  ---------
                                                                                  ---------  ---------  ---------

    Investments carried at fair values of $11,586,000 and $11,272,000 at August 31, 1996 and September 2, 1995 respectively, are on deposit with regulatory authorities in compliance with insurance company regulations. Equity securities which do not have readily determinable fair values are accounted for using the cost method.

4.  ACCRUED LIABILITIES:

    Accrued liabilities at August 31, 1996 and September 2, 1995 are summarized as follows:

                                                                                   1996       1995
                                                                                 ---------  ---------
                                                                                     (DOLLARS IN
                                                                                      THOUSANDS)
Accrued promotional & other liabilities........................................  $  12,686  $   6,777
Insurance loss reserves & other liabilities....................................     15,492     11,261
Accrued income & other taxes payable...........................................      9,641      5,395
Accrued wages & related taxes..................................................      9,021      8,985
Other accrued liabilities......................................................     16,146     18,600
                                                                                 ---------  ---------
                                                                                 $  62,986  $  51,018
                                                                                 ---------  ---------
                                                                                 ---------  ---------

             CERTIFIED GROCERS OF CALIFORNIA, LTD. AND SUBSIDIARIES

5.  NOTES PAYABLE:

    Notes payable at August 31, 1996 and September 2, 1995 are summarized as follows:

                                                                                  1996        1995
                                                                               ----------  ----------
                                                                               (DOLLARS IN THOUSANDS)
Notes payable to banks under revolving credit agreements, expiring March 17,
  1999, interest rate at prime (8.25% and 8.75% at August 31, 1996 and
  September 2, 1995, respectively) plus 1/2% or Eurodollar (5.88% at August
  31, 1996 and September 2, 1995) plus 1 1/2%................................  $   27,682  $   53,439
Subordinated note payable to a life insurance company, due April 1, 1999, interest rate of 10.8%, $8,750,000 due April 1 each year beginning in
  1996.......................................................................      26,250      35,000
Senior note payable to a life insurance company, collateralized through an inter-creditor agreement with banks under the revolving credit agreement of
  $135 million, due January 15, 2005, interest rate of 9.55%, $62,500 due monthly each year beginning in 1992 through 2000 and then $220,833 monthly
  until maturity.............................................................      15,750      16,500
Notes payable, collateralized by land and warehouses, payable monthly,
  approximately $60,000 plus interest at 9.88%, due February 1, 2006.........      13,636      14,462
Note payable to banks under revolving credit agreements, terminated August
  30, 1996, interest rate at prime (8.75% at September 2, 1995) plus 1/2% or
  Eurodollar (5.88% at September 2, 1995) plus 1 1/2%........................      --          15,500
Obligations under capital leases.............................................       3,739       6,358
                                                                               ----------  ----------
                                                                                   87,057     141,259
Less portion due within one year.............................................     (11,440)    (11,573)
                                                                               ----------  ----------
                                                                               $   75,617  $  129,686
                                                                               ----------  ----------
                                                                               ----------  ----------

    Maturities of long-term debt as of August 31, 1996 are:

                                                                       (DOLLARS IN
                                                                        THOUSANDS)
1997.................................................................  $ 11,440
1998.................................................................    11,343
1999.................................................................    39,035
2000.................................................................     4,039
2001.................................................................     4,334
Beyond 2001..........................................................    16,866
                                                                       ------------
                                                                       $ 87,057
                                                                       ------------
                                                                       ------------

    During fiscal 1996, the Company maintained two credit agreements with certain banks that provide for committed lines of credit for general working capital, acquisitions, and maturing long-term debt. At the end of fiscal 1996, the Company had a $135 million committed line of credit, of which $107.3 million was not utilized. The unused portion of this credit line is subject to annual commitment fees of 0.375%.

    The credit agreement contains various financial covenants pertaining to working capital, debt-to-equity ratios, tangible net worth, earnings, and similar provisions. In addition, on the required portion of member

             CERTIFIED GROCERS OF CALIFORNIA, LTD. AND SUBSIDIARIES deposits and redemption of Class A and Class B Shares, no payment may be made if there exists a default with respect to any senior indebtedness, as defined, until such default has been cured or waived or until such senior indebtedness has been paid in full.

    The $135 million credit agreement is collateralized by accounts receivable, inventory and certain other assets of the Company and two of its principal subsidiaries, excluding equipment, real property and the assets of GCC. The maturity date is March 17, 1999, but is subject to extension by the mutual consent of the Company and the banks. The agreement provides for Eurodollar basis or prime basis borrowings at the Company's option.

    On August 30, 1996, a $25 million credit agreement was paid off in full and terminated by Grocers Capital Company ("GCC"). Funds for the payoff were provided through a loan purchase agreement with a bank. The loan purchase agreement maturity date is August 29, 2001, but is subject to extension by mutual agreement of the Company and the bank for an additional one year on each anniversary date of the initial purchase date. Total loan purchases under the agreement are limited to a total aggregate principal outstanding of $50 million.

    On September 20, 1996, the Company entered into a credit agreement for $10 million. This credit line is available for funding loans. The credit agreement is collateralized by GCC's member loan receivables. The maturity date is September 20, 2001, but is subject to an annual extension of one year by the mutual consent of the Company and the bank. The agreement provides for prime basis or Eurodollar basis borrowings at the Company's option.

    As a result of maturing long-term debt (a non-cash financing activity), the Company reclassified from long to short-term debt $11,440,000, $11,570,000, and $2,978,000 in fiscal 1996, 1995, and 1994, respectively.

6.  LEASES:

    The Company has entered into both operating and capital leases for certain warehouse, transportation and data processing computer equipment. The Company has also entered into operating leases for approximately 40 retail supermarkets. The majority of these locations are subleased to various member-patrons of the Company. The operating leases and subleases are noncancelable, renewable, include purchase options in certain instances, and require payment of real estate taxes, insurance and maintenance. In addition, the Company is contingently liable with respect to lease guarantees for certain member-patrons. The total commitment for such lease guarantees approximates $38.2 million to $40.2 million. The Company's security respecting these lease guarantees is discussed in Note 13 under "Concentration of Credit Risk."

    Total rent expense  was $20,539,000, $21,051,000,  and $22,707,000 in  1996,
1995, and 1994, respectively. Sublease rental income was $6,214,000, $5,308,000, and $4,713,000 in 1996, 1995, and 1994, respectively.

             CERTIFIED GROCERS OF CALIFORNIA, LTD. AND SUBSIDIARIES

    Minimum rentals (exclusive of real estate taxes, insurance, and other expenses payable under the terms of the leases) as of August 31, 1996 are summarized as follows:

                                                                     CAPITAL LEASES   OPERATING LEASES
                                                                     ---------------  ----------------
                                                                          (DOLLARS IN THOUSANDS)
1997...............................................................     $   1,255       $     20,743
1998...............................................................           999             18,045
1999...............................................................           852             14,391
2000...............................................................           852             12,791
2001...............................................................           340             10,979
Beyond 2001........................................................        --                 84,030
                                                                           ------           --------
  Total minimum lease payments.....................................         4,298       $    160,979
                                                                                            --------
                                                                                            --------
Less amount representing interest..................................          (559)
                                                                           ------
Present value of net minimum lease payments........................         3,739
Less current portion...............................................        (1,028)
                                                                           ------
  Total long-term portion..........................................     $   2,711
                                                                           ------
                                                                           ------

    Minimum sublease rentals (exclusive of real estate taxes, insurance and other expenses payable under the terms of the leases) as of August 31, 1996 are summarized as follows:

                                                                                      OPERATING LEASES
                                                                                    --------------------
                                                                                        (DOLLARS IN
                                                                                         THOUSANDS)
1997..............................................................................       $    6,929
1998..............................................................................            7,333
1999..............................................................................            6,850
2000..............................................................................            6,368
2001..............................................................................            6,260
Beyond 2001.......................................................................           53,343
                                                                                            -------
                                                                                         $   87,083
                                                                                            -------
                                                                                            -------

    In fiscal 1995, the Company completed a sale leaseback transaction with Trinet Corporate Realty Trust, Inc. ("Trinet"), an unaffiliated third party. The total sales price for the property was $11,500,000. Concurrent with the sale of the real property, the Company and Trinet entered into a twenty year lease of the property, with two ten year extension options. The monthly rental is approximately $108,000 and is subject to CPI adjustment commencing on the first day of the sixth, eleventh and sixteenth years. However, such CPI adjustments shall not exceed four percent per annum on a cumulative basis during each five year period. The gain on this transaction was $1.2 million of which $55,000 and $41,000 of the deferred gain was recognized during fiscal 1996 and 1995.

             CERTIFIED GROCERS OF CALIFORNIA, LTD. AND SUBSIDIARIES

7.  INCOME TAXES:

    The significant components of income tax expense (benefit) are summarized as follows:

                                                                1996       1995       1994
                                                              ---------  ---------  ---------
                                                                  (DOLLARS IN THOUSANDS)
Federal:
  Current...................................................  $   3,641  $     290  $   2,049
  Utilization of net operating loss carryforwards...........                             (800)
  Deferred..................................................     (2,849)       (72)    (1,156)
                                                              ---------  ---------  ---------
                                                                    792        218         93
                                                              ---------  ---------  ---------
State:
  Current...................................................        923        114        377
  Deferred..................................................       (970)      (226)      (267)
                                                              ---------  ---------  ---------
                                                                    (47)      (112)       110
                                                              ---------  ---------  ---------
                                                              $     745  $     106  $     203
                                                              ---------  ---------  ---------
                                                              ---------  ---------  ---------

    The Company's income taxes currently payable in 1995 and 1994 are in part due to alternative minimum tax.

    The effects of temporary differences and other items that give rise to deferred tax assets and deferred tax liabilities are presented below:

                                                                              AUGUST 31,   SEPTEMBER 2,
                                                                                 1996          1995
                                                                              -----------  ------------
                                                                               (DOLLARS IN THOUSANDS)
Deferred tax assets:
  Accounts receivable.......................................................   $   5,058    $    2,223
  Accrued vacation/incentives...............................................         692           808
  Closed store reserves.....................................................         886           562
  Lease reserve.............................................................         382           483
  Deferred income...........................................................         559           597
  Insurance reserves........................................................       1,794         1,736
  Postretirement/postemployment benefits other than pensions................       5,676         4,366
  Alternative minimum tax credits...........................................       1,199         1,810
  Tax credits...............................................................         110           110
  Net operating loss carryforwards..........................................          12            93
  Other.....................................................................       1,418         1,362
                                                                              -----------  ------------
    Total gross deferred tax assets.........................................      17,786        14,150
  Less valuation allowance..................................................      (1,400)       (1,400)
                                                                              -----------  ------------
    Deferred tax assets.....................................................   $  16,386    $   12,750
                                                                              -----------  ------------
                                                                              -----------  ------------
Deferred tax liabilities:
  Property, plant and equipment.............................................   $   5,226    $    4,561
  Capitalized software......................................................       1,587         1,380
  Intangible assets.........................................................         676         1,878
  Deferred state taxes......................................................         679           349
  Other.....................................................................         199           341
                                                                              -----------  ------------
    Total gross deferred tax liabilities....................................   $   8,367    $    8,509
                                                                              -----------  ------------
                                                                              -----------  ------------
    Net deferred tax asset..................................................   $   8,019    $    4,241
                                                                              -----------  ------------
                                                                              -----------  ------------

             CERTIFIED GROCERS OF CALIFORNIA, LTD. AND SUBSIDIARIES

    Net deferred tax assets of $5,356 and $2,850 are included in deferred taxes, current and $2,663 and $1,346 in other assets on the Company's Consolidated Balance Sheets as of August 31, 1996 and September 2, 1995, respectively.

    A valuation allowance is provided to reduce the deferred tax assets to a level which, more likely than not, will be realized. The remaining balance of the net deferred tax assets should be realized through future operating results, the reversal of taxable temporary differences, and tax planning strategies.

    The provision for income taxes at the Company's effective tax rate differed from the provision for income taxes at the statutory rate as follows:

                                                              1996     1995     1994
                                                              -----   -------   -----
                                                              (DOLLARS IN THOUSANDS)
Federal income tax expense (benefit) at the statutory
 rate.......................................................  $ 769   $   297   $(749)
State income taxes, net of federal income tax benefit.......    139       (75)     73
Insurance subsidiary not recognized for state taxes.........   (123)
Dividend received deduction.................................    (64)     (128)   (105)
Alternative minimum tax.....................................                      385
Increase in valuation allowance.............................                      392
Other, net..................................................     24        12     207
                                                              -----   -------   -----
Provision for income taxes..................................  $ 745   $   106   $ 203
                                                              -----   -------   -----
                                                              -----   -------   -----

    At August 31, 1996, the Company has alternative minimum tax credit carryforwards of approximately $1.2 million available to offset future regular income taxes payable to the extent such regular taxes exceed alternative minimum taxes payable.

8.  SUBORDINATED PATRONAGE DIVIDEND CERTIFICATES:

    In December 1992, the Company's Board of Directors authorized a patronage dividend retention program to be effective commencing with the dividends payable for fiscal 1993, whereby, subject to annual Board approval, Certified retains a portion of the patronage dividends and issues Patronage Certificates (the "Certificates") evidencing its indebtedness respecting the retained amounts. In addition, the program provides for the issuance of the Certificates to patrons on an annual basis in a portion and at an interest rate to be determined annually by the Board of Directors. However, as to any particular patron, if the amount of the retention is less than a specified minimum (presently $500), then no retention occurs and a Certificate is not issued. Certificates for each year are unsecured general obligations of Certified, are subordinated to certain other Certified indebtedness, and are nontransferable without the consent of Certified. The certificates are subject to redemption, at any time in whole and from time to time in part, without premium, at the option of Certified.

    The Board of Directors determined that in fiscal 1993, 1994 and 1995, the portion of the patronage dividend retained and evidenced by the issuance of Patronage Certificates was 20% of the fourth quarter fiscal 1993 dairy division dividend, 20% of the fiscal 1994 dairy division dividends and 20% of the first and second quarter fiscal 1995 dividends for the dairy division. The Patronage Certificates were 40% of the fiscal 1993, 1994 and 1995 dividends for non-dairy products. The Patronage Certificates have a seven year term, and bear interest payable annually on December 15 in each year.

             CERTIFIED GROCERS OF CALIFORNIA, LTD. AND SUBSIDIARIES

    The following table represents a summary of the Certificates issued and their respective terms in fiscal 1993, 1994 and 1995.

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

    During fiscal 1996, the Company set off approximately $12,000 in Patronage Certificates against a portion of amounts owed to the Company by the holders. The Company expects to continue to distribute patronage dividends in the future, although there can be no assurance of the amounts of such dividends.

    For the third and fourth quarters of fiscal 1995, the Company suspended the retention of any of the dairy division partronage dividends due to competitive market conditions. During fiscal 1996 the retention program was suspended for all divisions, including the dairy. While the Company suspended the retention program for fiscal 1996, the retention program has not been discontinued.

9.  CAPITAL SHARES:

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

    All shares of a terminated member will be redeemed by the Company (subject to certain legal limitations, provisions of the Company's redemption policy, and provisions of certain of the Company's committed lines of credit) at a price equal to the book value of the shares as of the close of the fiscal year ended prior to the redemption, less all amounts that may be owing by the member to the Company. All shares are pledged to the Company to secure the Company's redemption rights and as collateral for all obligations to the Company. The Company is not obligated in any fiscal year to redeem more than 5% of the sum of the number of Class B Shares outstanding as of the close of the preceding fiscal year and the number of Class B Shares issued as a part of the patronage dividend for the preceding year (the "5% limit"). Thus, shares tendered for redemption in a given fiscal year may not necessarily be redeemed in that fiscal year. The 5% limit for fiscal year 1997 will allow for redemption of 19,191 shares. Additionally, through October 1996,

             CERTIFIED GROCERS OF CALIFORNIA, LTD. AND SUBSIDIARIES

335 shares have been tendered for redemption. The following table summarizes the Class B Shares tendered and presently approved for redemption, shares redeemed, and the remaining number of shares pending redemption:

                    FISCAL
                     YEAR                        TENDERED    REDEEMED     REMAINING
                    ------                       ---------  -----------  -----------      BOOK
                                                                                          VALUE
                                                                                      -------------
                                                                                       (DOLLARS IN
                                                                                       THOUSANDS)
Years prior to 1994............................    118,424      60,094      128,719   $     21,146
1994...........................................     38,130      19,716       76,744         12,512
1995...........................................     23,959      19,414       81,289         13,483
1996...........................................     15,095      19,238       77,146         12,956

Because the 5% limit for fiscal year 1997 has been met, the remaining 58,290 shares (or approximately $9.8 million, using fiscal 1996 year end book value) not redeemed in fiscal year 1997 as well as the redemption of any additional Class B Shares tendered during fiscal 1997 will require the prior approval of the Company's Board of Directors. At present, such approvals are not expected to be given. Accordingly, since the Company's fiscal 1997 5% share redemption limitation has been met, future redemptions for the 1997 fiscal year will be postponed. The total of Class B Shares tendered and awaiting redemption has caused the 5% limit for fiscal 1997, and will cause the limits for fiscal 1998 through 2000 to be met, thereby delaying the redemption of Class B Shares in excess of such limit. The redemptions required for fiscal years 1998 through 2000 approximate $9.8 million based on 1996 year end book value and estimated share issuances for those years. Cash flow to fund redemption of shares is provided from operations, patron deposits, Patronage Certificates, current shareholdings and borrowings under the Company's credit lines. Any additional large tenderings of Class B Shares could also potentially cause future year 5% limitations to be exceeded. Therefore, the Company's ability to redeem additional shares in excess of the 5% limit without prior approval of the Board may also be limited.

    There are 500,000 authorized Class A Shares, of which 49,100 and 50,300 were outstanding at August 31, 1996 and September 2, 1995, respectively. There are 2,000,000 authorized Class B Shares, of which 383,815 and 384,767 including 18,286 and 15,895 respectively issued after year end, were outstanding at August 31, 1996 and September 2, 1995, respectively. Once redeemed, such shares are not available for reissuance to member-patrons.

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

    Holders of Class A Shares are entitled to vote such shares cumulatively for the election of 12 of the directors on the Board of Directors. Holders of the Class B Shares are entitled to vote such shares cumulatively for the election of 3 of the directors on the Board of Directors. Except as required by California law, the Class C Shares have no voting rights.

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

    The funded status of the plan and the amounts recognized in the balance sheet are:

                                                                                     1996       1995
                                                                                   ---------  ---------
                                                                                       (DOLLARS IN
                                                                                        THOUSANDS)
Actuarial present value of benefit obligations:
  Accumulated benefit obligations, including vested
    benefits.....................................................................  $  23,259  $  24,416
  Effect of assumed future increase in compensation
    levels.......................................................................     10,484     10,319
                                                                                   ---------  ---------
  Projected benefit obligation for services rendered to
    date.........................................................................     33,743     34,735
Plan assets at fair value........................................................     33,711     32,593
                                                                                   ---------  ---------
Plan assets in deficiency of projected benefit obligations.......................         32      2,142
Unrecognized net gain............................................................     (3,570)    (6,094)
Unrecognized transition asset....................................................      1,530      1,839
Unrecognized prior service cost..................................................        303        342
                                                                                   ---------  ---------
Prepaid pension costs at June 1..................................................     (1,705)    (1,771)
                                                                                   ---------  ---------
Fourth quarter contribution......................................................     --         --
Fourth quarter net periodic pension cost.........................................        328        326
                                                                                   ---------  ---------
Prepaid pension cost at fiscal year end..........................................  $  (1,377) $  (1,445)
                                                                                   ---------  ---------


                                                                                     1996       1995       1994
                                                                                   ---------  ---------  ---------
                                                                                       (DOLLARS IN THOUSANDS)
Net pension cost for the fiscal years ending included the following components:
  Service cost -- benefits earned during the period..............................  $   1,448  $   1,398  $   1,385
  Interest cost on projected benefit obligation..................................      2,709      2,650      2,425
  Actual return on plan assets...................................................     (6,321)    (2,845)    (2,628)
  Net amortization and deferral..................................................      3,476        100       (266)
                                                                                   ---------  ---------  ---------
  Net periodic pension cost......................................................  $   1,312  $   1,303  $     916
                                                                                   ---------  ---------  ---------
Major assumptions:
  Assumed discount rate..........................................................       7.50%      7.50%      7.50%
  Assumed rate of future compensation increases..................................       5.50%      5.50%      5.50%
  Expected rate of return on plan assets.........................................       8.50%      8.50%      8.50%

    The method used to compute the vested benefit obligation is the actuarial present value of the vested benefits to which the employee is entitled if the employee separates immediately. The vested benefit obligation was $22,927,000, $24,007,000, and $24,029,000 in 1996, 1995 and 1994, respectively.

             CERTIFIED GROCERS OF CALIFORNIA, LTD. AND SUBSIDIARIES NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

    The Company also made contributions of $5,713,000, $5,368,000, and $4,820,000 in 1996, 1995, and 1994, respectively to collectively bargained, multiemployer defined benefit pension plans in accordance with the provisions of negotiated labor contracts. Information from the plans' administrators is not available to permit the Company to determine its proportionate share of termination liability, if any.

    The Company has an Employees' Sheltered Savings Plan, which is a defined contribution plan, adopted pursuant to Section 401(k) of the Internal Revenue Code for its nonunion employees. The Company matches each dollar deferred up to 4% of compensation and, at its discretion, matches 40% of amounts deferred between 4% and 8%. At the end of each fiscal year, the Company also contributes an amount equal to 2% of the compensation of those participants employed at that date. The Company contributed approximately $2,100,000, $2,100,000, and $2,200,000, in 1996, 1995, and 1994, respectively.

    Also, the Company has an Employee Savings Plan ("ESP"), which is a defined contribution plan, for all union and nonunion employees hired prior to March 1, 1983. Subsequent to March 1, 1983, the Company's contribution to the ESP in any fiscal year is based on net earnings as a percentage of total sales and is applicable to union employees only. In the event net earnings are less than 1.5% of total sales, no contribution is required. All corporate (nonunion) employees who had a previous balance in the ESP Plan had their balances transferred to the SSP Plan effective first quarter of fiscal 1992. No expense was incurred in fiscal years 1996, 1995 and 1994.

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

    The amounts recognized in the balance sheet are:

                                                                                     1996        1995
                                                                                   ---------  -----------
                                                                                   (DOLLARS IN THOUSANDS)
Actuarial present value of benefit obligations:
  Accumulated benefit obligations, including vested benefits.....................  $   3,807   $   3,026
  Effect of assumed future increase in compensation levels.......................        283         282
                                                                                   ---------  -----------
  Projected benefit obligation for services rendered to date.....................      4,090       3,308
                                                                                   ---------  -----------
Plan assets in deficiency of projected benefit obligation........................      4,090       3,308
Unrecognized net loss............................................................       (868)       (217)
Unrecognized prior service cost..................................................     (1,571)     (1,659)
                                                                                   ---------  -----------
Accrued pension cost as of June 1................................................      1,651       1,432
                                                                                   ---------  -----------
Fourth quarter contributions.....................................................     --             (20)
Fourth quarter net periodic pension cost.........................................        140         130
Additional minimum liability.....................................................      2,016       1,484
                                                                                   ---------  -----------
Accrued pension cost at fiscal year end..........................................  $   3,807   $   3,026
                                                                                   ---------  -----------

    The additional minimum liability represents the excess of the unfunded Accumulated Benefit Obligation over previously accrued pension costs. A corresponding intangible asset was recorded as an offset to this additional liability as prescribed. Because the asset recognized may not exceed the amount of unrecognized prior service cost, the balance, net of tax benefits, of $255,000 is reported as a separate reduction of shareholders' equity at August 31, 1996.

             CERTIFIED GROCERS OF CALIFORNIA, LTD. AND SUBSIDIARIES NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

    The components of the net periodic pension cost for the fiscal years ending include:

                                                                                         1996       1995
                                                                                       ---------  ---------
                                                                                     (DOLLARS IN THOUSANDS)
Service cost -- benefits attributed to service during the period.....................  $     194  $     136
Interest cost on projected benefit obligation........................................        257        168
Net amortization and deferral........................................................        110         85
                                                                                       ---------  ---------
Net periodic pension cost............................................................  $     561  $     389
                                                                                       ---------  ---------
Major assumptions:
  Assumed discount rate..............................................................       7.50%      7.50%
  Assumed rate of future compensation increases......................................       4.00%      4.00%
  Expected rate of return on plan assets.............................................       8.50%      8.50%

    The method used to compute the vested benefit obligation is the actuarial present value of the vested benefits to which the employee is entitled if the employee separates immediately. The vested benefit obligation was $3,807,000 and $3,026,000 in 1996 and 1995, respectively.

11.  POSTRETIREMENT BENEFIT PLANS OTHER THAN PENSIONS:

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

    The plans are unfunded. The amounts recognized in the balance sheet are:

                                                                         1996        1995        1994
                                                                      ----------  ----------  ----------
                                                                            (DOLLARS IN THOUSANDS)
Accumulated postretirement benefit obligation:
  Retirees..........................................................  $   12,159  $   10,335  $   11,496
  Fully eligible active plan participants...........................       3,687       3,783       4,622
  Other active plan participants....................................       8,660       8,927       9,117
                                                                      ----------  ----------  ----------
Accumulated postretirement benefit obligation.......................      24,506      23,045      25,235
Unrecognized transition obligation..................................     (19,101)    (20,224)    (21,348)
Unrecognized net gain (loss)........................................       1,736       1,912      (2,013)
                                                                      ----------  ----------  ----------
Accrued postretirement benefit cost at June 1.......................       7,141       4,733       1,874
Fourth quarter contributions........................................        (369)       (303)       (294)
Fourth quarter net periodic postretirement benefit cost.............         950       1,044         929
                                                                      ----------  ----------  ----------
Accrued postretirement benefit cost.................................  $    7,722  $    5,474  $    2,509
                                                                      ----------  ----------  ----------
                                                                      ----------  ----------  ----------

             CERTIFIED GROCERS OF CALIFORNIA, LTD. AND SUBSIDIARIES NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

The components of the net periodic postretirement benefit cost for the fiscal year ending include:
                                                                         1996        1995        1994
                                                                      ----------  ----------  ----------
                                                                            (DOLLARS IN THOUSANDS)
 Service cost -- benefits attributed to service during the period...  $      796  $      867  $      654
  Interest cost on accumulated postretirement benefit obligation....       1,855       2,052       1,915
  Amortization of transition obligation over 20 years...............       1,124       1,124       1,124
  Net amortization and deferral.....................................          (2)        133          21
                                                                      ----------  ----------  ----------
  Net periodic postretirement benefit cost..........................  $    3,773  $    4,176  $    3,714
                                                                      ----------  ----------  ----------
                                                                      ----------  ----------  ----------

    For measurement purposes, an 8.0% annual rate of increase in the per capita cost of covered health care benefits was assumed for fiscal year 1997; the rate was assumed to decrease gradually to 5.5% in fiscal 2001 and remain at the level thereafter. The health care cost trend rate assumption has a significant effect on the amounts reported. To illustrate, increasing the assumed health care cost trend rates by one percentage point in each year would increase the accumulated postretirement benefit obligation as of August 31, 1996 by $3,438,000 and the aggregate benefit cost for the year then ended by $421,000.

    The weighted-average discount rate used in determining the accumulated postretirement benefit obligation was 8%.

    The Company's union employees participate in a multiemployer plan that provides health care benefits. Amounts charged to postretirement benefit cost and contributed to the plan totaled $1.1 million in fiscal 1996 and $1.3 million in fiscal years 1995 and 1994.

12.  CONTINGENCIES:

    LITIGATION. The Company is a defendant in a number of cases currently in litigation or potential claims encountered in the normal course of business which are being vigorously defended. In the opinion of management, the resolutions of these matters will not have a material adverse effect on the Company's financial position, results of operations, or cash flow.

    ENVIRONMENTAL MATTERS. The Company, together with others, was notified by the Environmental Protection Agency ("EPA") that it was a potentially responsible party ("PRP") for the disposal of hazardous substances during the 1970s and early 1980s at OPERATING INDUSTRIES, INC. SUPERFUND SITE in Monterey Park, California ("OII Site"). The Company has not disposed of any materials at the site since and believes its current disposal policies to be in accordance with federal, state and local governmental laws and regulations. Clean up of this site will occur in five phases and could entail estimated total cleanup costs of $650 million to $800 million.

    The Company appealed the initial findings of the EPA on August 16, 1993 concerning the quantity of disposed waste allocated to the Company. Management recorded an initial liability of $400,000 for fiscal 1993 for the first three phases of the five-phase cleanup. The initial liability was based on estimated cleanup costs of $2 per gallon on approximately 200,000 gallons disposed at the site. In August 1995, the EPA finalized the Company's allocated share of the cleanup cost for the first three phases of the cleanup. The Company's allocated share of $379,000 was paid in October 1996.

    The EPA also informed the Company of phases 4 and 5, which include final remedy and ground water treatment, and a 30 year post-cleanup site control and monitoring. The estimated costs of these two phases, together with the first three phases, are reserved in the financial statements. As of August 31, 1996, the total reserve established in respect to environmental liabilities is $1.6 million. The Company is pursuing recovery of a portion of this amount from its insurance carriers.

             CERTIFIED GROCERS OF CALIFORNIA, LTD. AND SUBSIDIARIES NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

    Because of the uncertainties associated with environmental assessment and remediation activities, future expenses to remediate the currently identified site could be higher than the accrued liability. Although it is difficult to estimate the liability of the Company related to these environmental matters, management believes that these matters will not have a materially adverse effect on the Company's financial position or results of operations.

    SALE OF MEMBER NOTES RECEIVABLE. GCC entered into a loan purchase and servicing agreement with a bank under which it sells certain of its notes receivable from members subject to limited recourse provisions. These notes are secured with collateral which usually consists of personal property, real property and personal guarantees. GCC in return receives a monthly service fee and guarantee fee. In 1996, the Company sold member notes to the bank totaling approximately $27,900,000. At August 31, 1996, the balances of member notes sold that were outstanding and subject to recourse provisions were $27,900,000.

13.  CONCENTRATION OF CREDIT RISK:

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

14.  FAIR VALUE OF FINANCIAL INSTRUMENTS:

    The following methods and assumptions were used to estimate the fair value of each class of financial instruments for which it is practicable to estimate that value:

    CASH AND CASH EQUIVALENTS

        The carrying amount approximates fair value due to the short maturity of these instruments.

    INVESTMENTS AND NOTES RECEIVABLE

        The fair values for investments and notes receivable are based primarily on quoted market prices for those or similar instruments. Equity securities which do not have readily determinable fair values are accounted for using the cost method.

   NOTES PAYABLE, NOTES PAYABLE DUE AFTER ONE YEAR AND SUBORDINATED PATRONAGE DIVIDEND CERTIFICATES
       The fair values for notes payable, notes payable due after one year, and subordinated patronage dividend certificates are based primarily on rates currently available to the Company for debt with similar terms and remaining maturities.

             CERTIFIED GROCERS OF CALIFORNIA, LTD. AND SUBSIDIARIES NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

    The following table presents the carrying values and the estimated fair values as of August 31, 1996 and September 2, 1995, of the Company's financial instruments reportable pursuant to Statement of Financial
Accounting  Standards  No.  107,  Disclosures  about  Fair  Value  of  Financial
Instruments:

                                                                  1996                    1995
                                                         ----------------------  ----------------------
                                                          CARRYING   ESTIMATED    CARRYING   ESTIMATED
                                                           VALUE     FAIR VALUE    VALUE     FAIR VALUE
                                                         ----------  ----------  ----------  ----------
                                                                     (DOLLARS IN THOUSANDS)
Assets:
  Cash and cash equivalents............................  $    6,451  $    6,451  $    7,329  $    7,329
  Investments..........................................      27,541      27,541      22,051      22,051
  Notes receivable.....................................       8,309       8,309      25,622      25,622
Liabilities:
  Notes payable and notes payable, due after one
   year................................................  $   87,057  $   85,552  $  141,259  $  139,496
  Subordinated patronage dividend certificates.........       6,549       6,549       6,561       6,561

    The methods and assumptions used to estimate the fair values of the Company's financial instruments at August 31, 1996 and September 2, 1995 were based on estimates of market conditions, estimates using present value and risks existing at that time. These values represent an approximation of possible value and may never actually be realized.

15.  RELATED PARTY TRANSACTIONS:

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

    GCC guarantees a portion of a loan made by National Consumer Cooperative Bank ("NCCB") to K.V. Mart Co., of which director Darioush Khaledi is the President and a shareholder, and KV Property Company, of which director Darioush Khaledi is a general partner. The term of the loan is eight years, maturing January 1, 2002, and the loan bears interest at a floating rate based on the commercial loan base rate of NCCB. The loan is collateralized by certain real and personal property. The guarantee by GCC is limited to 10% of the $2.1 million principal amount of the loan. In consideration of its guarantee, GCC receives an annual fee from K.V. Mart Co. equal to 5% of the guarantee amount.

    GCC guarantees a portion of a $5,000,000 revolving loan made by NCCB to K.V. Mart Co. in November 1995. The loan has an initial maturity of two years, with the outstanding balance then converting to a five year term loan. The loan bears interest at a floating rate based on the commercial loan rate of NCCB. The loan is collateralized by certain real and personal property of K.V. Mart Co. The guaranty of GCC is limited to 10% of the outstanding principal amount of the loan. Since its inception, the highest outstanding principal amount of the loan has been and is presently $785,000. In consideration of its guaranty, GCC receives an annual fee from K.V. Mart Co. equal to 5% of the guaranty amount.

    In April 1996, the Company guaranteed rent and certain other obligations of K.V. Mart Co. for a period of seven years under a lease of store premises under construction in Lynwood, California. Annual rent under the lease is $408,000. The lease term will commence upon the earlier of the opening of the store for business

             CERTIFIED GROCERS OF CALIFORNIA, LTD. AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED) or 90 days after occupancy. The guarantee will become effective upon the commencement date of the lease. In consideration of its guaranty, the Company will receive an annual fee from K.V. Mart Co. equal to 5% of the annual rent.

    In April 1996, the Company guaranteed rent and certain other obligations of K.V. Mart Co. for a period of seven years under a lease of store premises under construction in Canoga Park, California. The landlord under the lease is a corporation in which a family trust established by Mr. Khaledi has an indirect interest through certain partnerships which in turn have an interest in the landlord corporation. Annual rent under the lease is $353,976. The lease term will commence upon the earlier of the opening of the store for business or 180 days after occupancy. The guarantee will become effective upon the commencement date of the lease. In consideration of its guaranty, the Company will receive an annual fee from K.V. Mart equal to 5% of the annual rent.

    The Company proposes to enter into a guaranty of rent and certain other obligations of K.V. Mart Co. under a lease of store premises in Los Angeles, California. The guaranty would be in place during the first fifteen years of the lease term, which is thirty-four years and eight months. Annual rent under the lease will be $212,664 during the first twenty months of the lease term; $332,664 during the next thirty-eight months; $382,560, $439,944, and $505,4544 respectively, during the three succeeding sixty month periods; and thereafter increasing by 15% every sixty months during the balance of the term. In consideration of its guaranty, the Company will receive an annual fee from K.V. Mart Co. equal to 5% of the annual rent.

    In December 1995, GCC purchased 10% of the common stock of K.V. Mart Co. for a purchase price, based upon appraised values, of approximately $3,000,000. In connection with this purchase, K.V. Mart Co., GCC, Mr. Khaledi and the other shareholders of K.V. Mart Co. agreed that GCC will have certain preemptive rights to acquire additional common shares, rights to have its common shares included proportionately in any transfer of common shares by the other shareholders, and rights to have its common shares included in certain registered public offerings of common stock which may be made by K.V. Mart Co. In addition, GCC has the option to require the repurchase of its shares for any reason after December 2000, and until that time has the option to require repurchase upon the occurence of certain specified events, including a material breach of the supply agreement referred to below, changes in management or control and noncompliance with financial ratios. After December 1999, the repurchase price is fair market value as determined by appraisal, and until that time is the greater of a declining premium over fair market value or the original purchase price of the shares plus an agreed annual compounded rate of return. K.V. Mart Co. has the option to repurchase GCC's shares at any time and also in the event of a change in control of GCC or the Company or a material breach by the Company under the supply agreement referred to below. In the absence of a change in control or a material breach under the supply agreement, and until December 1999, the repurchase price is the greater of a declining premium over fair market value or the original purchase price of the shares plus an agreed annual compounded rate of return, and after December 1999 is fair market value. In the event of a change in control or a material breach under the supply agreement, and until December 1999, the repurchase price is the lesser of a declining discount from fair market value or the original purchase price of the shares, and after December 1999 is fair market value. In connection with these transactions, K.V. Mart Co. entered into a seven year supply agreement with the Company whereunder K.V. Mart Co. is required to purchase a substantial portion of its merchandise requirements from the Company. Fiscal 1996 purchases totalled approximately $75,300,000. The supply agreement is subject to earlier termination in certain situations.

    The Company guarantees annual rent and certain other obligations of Stump's Market, Inc., of which director James R. Stump is the President and a shareholder, as leasee under a lease of store premises located in San Diego, California. Annual rent under the lease is $26,325, and the lease term expires in May 1998. The Company also guarantees annual rent and certain other obligations of Stump's Market, Inc. as lessee under a

             CERTIFIED GROCERS OF CALIFORNIA, LTD. AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED) lease of store premises at a second location in San Diego, California. Annual rent under this lease is $36,075, and the lease term expires in November 1997. In consideration of these guaranties, the Company receives a fee from Stump's Market, Inc. equal to 5% of the base monthly rent under these leases.

    In June 1989, the Company guaranteed the payment by Cala Foods, Inc. a subsidiary of a member-patron, of certain promissory notes related to an acquisition of Bell Markets, Inc. Board member Harley DeLano is an executive officer of Cala Foods, Inc. The promissory notes matured in June 1996 and totalled $8 million; however, the Company's guaranty obligation was limited to $4 million and is now expired. In addition, and in connection with the acquisition, the Company guaranteed certain lease obligations of Bell Markets, Inc. during a 20-year period under a lease relating to two retail grocery stores. Annual rent under the lease is $327,019.

    In September 1992, the Company guaranteed a lease for Mar-Val Food Stores, Inc. (whose President, Mark Kidd, is a director of the Company) on store premises in Valley Springs, California. The guarantee is for a period of fifteen years and is limited to the lessee's obligation to pay base rent of $10,080 per month, common area costs, real estate taxes and insurance. The Company's total obligation under the guarantee is limited to $736,800. In consideration of the guarantee, the Company receives a monthly fee from Mar-Val Food Store, Inc. equal to 5% of the base monthly rent under the lease.

    The Company guarantees annual rent and certain other obligations of  Willard
R. "Bill" MacAloney, the Chairman of the Company's Board of Directors, as lessee under a lease of store premises located in La Puente, California. Annual rent under the lease is $62,487, and the lease term expires in April 1997. The Company also guarantees annual rent and certain other obligations of G & M Company, Inc., of which Mr. MacAloney is a shareholder, under a lease of store premises located in Santa Fe Springs, California. The initial term of the lease expires in October 2007, but may be extended for one option term expiring in October 2012. Annual rent under the lease is $100,000, increasing to $110,000 in November 1997. Thereafter, annual rent increases by $15,000 every five years during the balance of the term, including the extension term. However, the Company's guaranty is such that the Company's obligation thereunder is limited to a maximum of sixty monthly payments (which need not be consecutive) of the obligations guaranteed. In consideration of its guarantees, the Company receives a monthly fee from G & M Company, Inc. equal to 5% of the base monthly rent under each lease.

    The Company proposes to enter into a lease of store premises located in Riverside, California, which it will in turn sublease to G & M Company on the same terms and conditions. The sublease will be for an initial term of 15 years, but may be extended for three periods of 5 years each and one period of 4 years and 11 months. Monthly rent during the initial term is $22,234, increasing to $24,457, $26,903, $29,596 and $32,561, respectively, during the extension terms. Under the sublease, the Company will also receive a monthly fee from G & M Company equal to 5% of the monthly rent.

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

    The Company proposes to lease store locations in Arvin, Delano and Shafter, California, which it will in turn sublease on the same rental terms to a corporation to be formed by director Michael A. Provenzano. The Arvin and Delano subleases will have twenty year terms, while the Shafter lease will have a term of twenty-five years. Annual rent under the Arvin lease will be $165,088 during the first ten years and $166,448 during the balance of the term. Annual rent
under   the  Delano  lease   will  be  $183,334  during   the  first  ten  years

             CERTIFIED GROCERS OF CALIFORNIA, LTD. AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED) and $174,080 during the balance of the term. Annual rent under the Shafter lease will be $104,997 during the first ten years, $100,890 during the next ten years and $108,457 during the balance of the term. In addition, under each of these subleases, the Company will receive an annual fee equal to 5% of the annual rent.

    In July 1993, the Company entered into an agreement to lease a warehouse to Joe Notrica, Inc., of which director Morrie Notrica is the President and a shareholder. The lease period is for five years at a monthly rent of $24,000. The lease has one five year option and makes provision for inflation adjustments to monthly rent during the option term.

    Grocers General Merchandise Company, ("GM"), a subsidiary of the Company, and Food 4 Less GM, Inc. ("F4LGM"), an indirect subsidiary of Ralphs Grocery Company, are partners to a joint venture partnership agreement. Under the agreement, GM and F4LGM are partners operating as Golden Alliance Distribution ("GAD"). The partnership was formed for the purpose of providing for the shared use of the Company's general merchandise warehouse located in Fresno, California and each of the partners has entered into a supply agreement with GAD providing for the purchase of general merchandise products from GAD. The Company is currently in discussions with Ralphs regarding the future of the GAD partnership.

    The Company leases certain market premises located in Sacramento and Vallejo, California, and in turn subleases these premises to SavMax Foods, Inc. ("SavMax"). The Sacramento sublease provides for a term of 20 years and the Vallejo sublease provides for a term of 10 years. Neither sublease contains options to extend, although SavMax has the option under each sublease to acquire the Company's interest under its lease on the condition that the Company is released from all further liability thereunder. The term of the Sacramento sublease commenced in September of 1994. The Sacramento premises consist of approximately 50,000 square feet and annual base rent under the sublease is at the following per square foot rates: $8.00 during years 1 and 2; $8.40 during years 3 through 5; $8.82 during years 6 through 10; $9.26 during years 11 through 15; and, $9.72 during years 16 through 20. The term of the Vallejo sublease commenced in September of 1995 and annual base rent under the sublease is $279,000. In addition, under each of these subleases, the Company receives monthly an additional amount equal to 5% of the base monthly rent.

    The Company guarantees certain obligations of SavMax under three leases of market premises located in Sacramento, San Jose and San Leandro, California. Each of these guarantees relates to the obligation of SavMax to pay base rent, common area maintenance charges, real estate taxes and insurance during the initial 20 year terms of these leases. However, the guarantees are such that the Company's obligation under each of them is limited to an amount equal to sixty monthly payments (which need not be consecutive) of the obligations guaranteed. Base rent is $40,482 per month under the Sacramento lease and $56,756 per month under the San Jose lease, in each case subject to a 7 1/2% increase at the end of each five years. Base rent is $42,454 per month under the San Leandro lease, subject to a 10% increase at the end of each five years. In consideration of these guarantees, the Company receives a monthly fee from SavMax equal to 5% of the base monthly rent under these leases. If SavMax were to default under the leases, the Company's remaining liability under its guarantees would range from $10.2 million to $11.9 million, assuming other support provided to the Company by way of offset rights and the reimbursement and indemnification agreements proved to be of no value to the Company.

    The Company guarantees certain obligations of SavMax under two leases of market premises located in Ceres and Vacaville, California. The leases have initial terms expiring in January 2005 and April 2007, respectively. Base monthly rent under the Ceres lease is presently $32,175, increasing to $34,425 in January of 2000. Base monthly rent under the Vacaville lease is presently $29,167, increasing by $25,000 per year in April of 1997 and 2002. In consideration of these guarantees, the Company will receive a monthly fee from SavMax equal to 5% of the base monthly rent under these leases. If SavMax were to default under the leases,

             CERTIFIED GROCERS OF CALIFORNIA, LTD. AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
the Company's contingent liability under its guarantees would approximate $9.5 million, assuming other support provided to the Company by way of offset rights and the reimbursement and indemnification agreements proved to be of no value to the Company.

    The Company has guarantees remaining on various other member-patron leases during the period of fiscal 1997 through fiscal 2013. In the event the support provided to the Company by way of offset rights and the reimbursement and indemnification agreements proved to be of no value, the Company would be contingently liable under its guarantees for approximately $11.2 million.

    In fiscal 1994, Grocers Capital Company ("GCC"), a subsidiary, acquired an additional 25,000 shares of preferred stock of SavMax. The purchase price was $100 per share. At the time, GCC owned 40,000 shares of preferred stock of SavMax which it acquired in fiscal 1992. As part of the new purchase of preferred stock, the annual cumulative dividend on the 65,000 shares of preferred stock owned by GCC was increased from $8.25 per share to $8.50 per share, payable quarterly. Mandatory partial redemption of this stock at a price of $100 per share began in 1994 and will continue annually thereafter for eight years, at which time the stock is to be completely retired. GCC also purchased from Mr. Michael A. Webb, the President and a shareholder of SavMax, and another member of his immediate family, 10% of the common stock of SavMax for a price of $2.5 million. In connection with this purchase, Mr. Webb, SavMax and GCC agreed that GCC will have certain preemptive rights to acquire additional common shares, rights to have its common shares included proportionately in any transfer of common shares by Mr. Webb, and rights to have its common shares included in certain registered public offerings of common stock which may be made by SavMax. In addition, GCC has certain rights, at its option, to require that SavMax repurchase GCC's shares, and SavMax has certain rights, at its option, to repurchase GCC's shares. In connection with these transactions, SavMax entered into a seven year supply agreement with the Company (to replace an existing supply agreement) whereunder SavMax is required to purchase a substantial portion of its merchandise requirements from the Company. The supply agreement is subject to earlier termination in certain situations.

    Since the Company's retail and financial assistance programs are only available to persons and entities which are patrons of the Company, it is not possible to assess whether the foregoing transactions are less favorable to the Company than similar transactions with unrelated third parties. However, management believes that each such transaction is on terms no more favorable to the patron than those which would be available to other similar patrons.

16.  STORE PURCHASE TRANSACTION:

    On July 17, 1996 Certified and its subsidiary Crown Grocers, Inc. ("Crown") entered into an asset purchase agreement (the "Agreement") with Bay Area Foods, Inc. ("BAF") whereby Certified and Crown agreed to purchase up to twelve supermarkets operated by BAF under the tradename "Petrini's", provided certain conditions were satisfied with respect to each location. The Agreement provided that Certified and Crown had the right to assign their respective rights to purchase any of the assets to operating retailers meeting selected criteria. This transaction was completed on September 30, 1996.

    Crown has acquired six properties which were sold or assigned directly to retailers and assumed leases at three locations. The total purchase price for the assets acquired by Crown, Certified and their assignees was $17.1 million plus the cost value of inventory at each transferred location. For the three stores where Crown assumed the leases each facility is operated under the tradename "Apple Market". The Company intends to vigorously pursue a plan to sell these locations to member patrons, and expects to operate the stores until qualified buyers are identified. BAF was unable to satisfy certain conditions to close as to assets relating to three of the sites subject to the Agreement within the time frame set forth in the Agreement. Accordingly, the Company's obligations with respect to such assets have terminated.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

    Effective April 3, 1996, the Company dismissed Coopers & Lybrand L.L.P. as its principal accountant to audit the financial statements of the Company.

    The reports issued by Coopers & Lybrand L.L.P. on the financial statements for the past two years did not contain an adverse opinion or a disclaimer of opinion, and were not qualified or modified as to uncertainty, audit scope, or accounting principles.

    The decision to change accountants was recommended by the audit committee of the Company following the solicitation and review of bids from other independent accountants, including Coopers & Lybrand L.L.P., and was approved by the Board of Directors on April 3, 1996.

    During the two most recent fiscal years and the current fiscal period, there were no disagreements with Coopers & Lybrand L.L.P. on matters of accounting principles or practices, financial statement disclosure, or auditing scope or procedure.

    Effective April 3, 1996, the Company engaged Deloitte & Touche LLP as its principal accountant to audit the financial statements of the Company.

                                    PART III

ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT
BOARD OF DIRECTORS

    The Company's Board of Directors is elected annually at the Company's Annual Meeting of Shareholders, presently held in April of each year. Each director must be either an employee of the Company, a member-patron, or a member of a partnership which is a shareholder, or an employee of a corporation which is a shareholder. Currently, all directors represent member-patrons. There is no arrangement or understanding between any one of the directors and any other person or persons pursuant to which such director was selected as a director.

    The Bylaws provide that the Board of Directors will appoint annually a committee consisting of three or more of its members to nominate the directors to act for the ensuing year. The Chairman of the Board and the Company's President are ex-officio members of the nominating committee. The nominating committee submits its nominations to the Board, and the nominees so selected are submitted by the Board to the members to be voted upon at the Annual Meeting of the Company.

    The names of the present directors of the Company, their principal occupations, their ages as of December 31, 1996 and the year such director was first elected to the Board are set forth in the following table.

                                                       YEAR
                                       AGE AT          FIRST
        NAME OF DIRECTOR          DECEMBER 31, 1996   ELECTED                 PRINCIPAL OCCUPATION
--------------------------------  -----------------  ---------  -------------------------------------------------
Louis A. Amen                            67            1974     President, Super A Foods, Inc.
John Berberian                           45            1991     President, Berberian Enterprises, Inc.,
                                                                 operating Jons Market
Michael Bonfante                         55            1995     Chairman, President and CEO, Nob Hill General
                                                                 Store, Inc.
Harley J. DeLano                         59            1995     President of Cala Foods, Inc., Division of Ralphs
                                                                 Grocery Co.
Lyle A. Hughes (1)(2)                    59            1987     General Manager, Yucaipa Trading Co., Inc.
Roger K. Hughes (1)                      62            1985     Chairman and Chief Executive Officer, Hughes
                                                                 Markets, Inc.
Darioush Khaledi                         50            1993     Chairman of the Board and Chief Executive
                                                                 Officer, K.V. Mart Co., dba Top Valu Markets and
                                                                 Valu Plus Food Warehouse
Mark Kidd                                46            1992     President, Mar-Val Food Stores, Inc.
Willard R. "Bill" MacAloney              61            1981     President and Chief Executive Officer, Mac Ber,
(Chairman of the Board)                                          Inc. operating Jax Market
Jay McCormack                            46            1993     Owner-Operator, Alamo Market; Co-owner, Glen Avon
                                                                 Market
Morrie Notrica                           67            1988     President and Chief Operating Officer, Joe
                                                                 Notrica, Inc., operating The Original 32nd
                                                                 Street Market
Michael A. Provenzano                    54            1986     President, Pro & Son's, Inc., operating Southland
                                                                 Market since 1993; formerly President, Carlton's
                                                                 Market, Inc.
Allan Scharn (3)                         61            1988     President (retired), Gelson's Markets
James R. Stump                           58            1982     President, Stump's Market, Inc.

                                                       YEAR
                                       AGE AT          FIRST
        NAME OF DIRECTOR          DECEMBER 31, 1996   ELECTED                 PRINCIPAL OCCUPATION
--------------------------------  -----------------  ---------  -------------------------------------------------
Kenneth Young                            52            1994     Vice President, Jack Young's Supermarkets; Vice
                                                                 President, Bakersfield Food City, Inc., dba
                                                                 Young's Markets

------------------------
(1) Messrs. Lyle A. Hughes and Roger K. Hughes are unrelated.

(2) Yucaipa Trading Co., Inc. is unrelated to The Yucaipa Companies, which is a principal shareholder of Ralphs Grocery Co.

(3) Mr. Scharn retired as President of Gelson's Markets in May 1996 but will serve out his term as a director of the Company.

OFFICERS

    The Company has ten officers, each selected by and serving at the pleasure of the Board of Directors, except Alfred A. Plamann (see "Item 11. EXECUTIVE COMPENSATION -- Executive Employment and Termination Agreement"). No officer owns either directly or indirectly any shares of the Company's Class A or Class B Shares. There are no family relationships between directors or officers, nor between any director and officer. There is no arrangement or understanding between any one of the officers and any other person pursuant to which such officer was selected as an officer.

    The following table sets forth certain information about officers of the Company.

                                 AGE AT DECEMBER 31,                         BUSINESS EXPERIENCE
       OFFICER'S NAME                   1996                                DURING LAST FIVE YEARS
-----------------------------  -----------------------  --------------------------------------------------------------
Alfred A. Plamann                            54         Corporate President and Chief Executive Officer since February
                                                         1994;  previously  Senior  Vice  President-Finance  and Chief
                                                         Financial Officer.
Daniel T. Bane                               49         Senior  Vice  President-Finance  &  Administration  and  Chief
                                                         Financial  Officer since February 1996; Senior Vice President and Chief  Financial Officer,  July  1994 to  February  1996;
                                                         Chief  Operating  Officer,  Spensley  Horn  Jubas  &  Lubitz,
                                                         December  1993  to  July  1994;  previously  Chief  Financial
                                                         Officer, Standard Brands Paint Company.
Margaret A. Huebner                          46         Vice  President-Human  Resources  and  Labor  Relations  since
                                                         February 1996;  previously  Vice  President  Human  Resources
                                                         NavCom Defense Electronics, Inc.
George D. Gardner                            43         Vice  President  since May  1996;  General Manager  of Grocers
                                                         Specialty Co.,  June  1995  to May  1996;  Vice  President  &
                                                         General  Manager Ingro Mexican Foods,  Inc., May 1993 to June
                                                         1995; previously  Vice President  Sales &  Marketing,  Festin
                                                         Foods, Corp.
Don W. Hawks                                 45         Vice  President-Marketing  and  Procurement  since  June 1995;
                                                         previously Vice President of Procurement and Marketing, Super
                                                         Store Industries.
Corwin J. Karaffa                            42         Vice President-Distribution  since  January  1995;  previously
                                                         Facilities Manager, Proctor and Gamble Distribution Co.
Robert M. Ling, Jr., Esq.                    39         Vice  President,  General Counsel  and Secretary  since August
                                                         1996; Vice  President  and  General Counsel,  April  1996  to
                                                         August  1996; Vice President,  General Counsel and Secretary,
                                                         Megafoods Stores, Inc., 1994  to April 1996; previously  Vice
                                                         President,  General  Counsel  and  Secretary,  Reliable  Drug
                                                         Stores, Inc.

                                 AGE AT DECEMBER 31,                         BUSINESS EXPERIENCE
       OFFICER'S NAME                   1996                                DURING LAST FIVE YEARS
-----------------------------  -----------------------  --------------------------------------------------------------
Charles J. Pilliter                          48         Senior Vice President and President-Northern California.
Jack E. Scott II                             46         Vice President and Chief Information Officer since June  1996;
                                                         Chief   Information  Officer,  World  Vision  United  States,
                                                         November  1993  to  May   1996;  previously  Vice   President
                                                         Management   Information   Systems,  Standard   Brands  Paint
                                                         Company.
David A. Woodward                            54         Treasurer   since    August   1996;    previously    Corporate
                                                         Secretary/Treasurer.

ITEM 11.  EXECUTIVE COMPENSATION
COMPENSATION COMMITTEE INTERLOCKS AND INSIDER PARTICIPATION

    During fiscal year 1996, the Company's Executive Compensation Committee consisted of director Darioush Khaledi, Committee Chairman, and directors Louis
A. Amen, Roger K. Hughes, Jay McCormack and James R. Stump, as well as ex-officio member Willard R. "Bill" MacAloney, Chairman of the Board.

    As Chairman of the Board, Mr. MacAloney is an officer under the Bylaws of the Company, although he is not an employee and does not receive any compensation or expense reimbursement beyond that to which other directors are entitled. Mr. McCormack was employed by the Company as a senior sales representative from November 1975 to May 1986, but has not been employed by the Company since that time. The Company's President and Chief Executive Officer, Alfred A. Plamann, is a member of the Board of Directors of K.V. Mart Co., of which Committee member and director Darioush Khaledi is Chairman and Chief Executive Officer.

    The Company guarantees annual rent and certain other obligations of Mr. MacAloney as lessee under a lease of store premises located in La Puente, California. Annual rent under the lease is $62,487, and the lease term expires in April 1997. The Company also guarantees annual rent and certain other obligations of G & M Company, Inc., of which Mr. MacAloney is a shareholder, under a lease of store premises located in Santa Fe Springs, California. The initial term of the lease expires in October 2007, but may be extended for one option term expiring in October 2012. Annual rent under the lease is $100,000, increasing to $110,000 in November 1997. Thereafter, annual rent increases by $15,000 every five years during the balance of the term, including the extension term. However, the Company's guaranty is such that the Company's obligation thereunder is limited to not exceed sixty monthly payments (which need not be consecutive) of the obligations guaranteed. In consideration of its guarantees, the Company receives a monthly fee from G & M Company, Inc. equal to 5% of the base monthly rent under each lease.

    The Company proposes to enter into a lease of store premises located in Riverside, California, which it will in turn sublease to G & M Company on the same terms and conditions. The sublease will be for an initial term of 15 years, but may be extended for three periods of 5 years each and one period of 4 years and 11 months. Monthly rent during the initial term is $22,234, increasing to $24,457, $26,903, $29,596 and $32,561 during the extension terms. Under the sublease, the Company will also receive a monthly fee from G & M Company equal to 5% of the monthly rent.

    GCC guarantees a portion of a loan made by National Consumer Cooperative Bank ("NCCB") to K.V. Mart Co., of which director Darioush Khaledi is the President and a shareholder, and KV Property Company, of which director Darioush Khaledi is a general partner. The term of the loan is eight years, maturing January 1, 2002, and the loan bears interest at a floating rate based on the commercial loan base rate of NCCB. The loan is collateralized by certain real and personal property. The guarantee by GCC is limited to 10% of the $2.1 million principal amount of the loan. In consideration of its guarantee, GCC receives an annual fee from K.V. Mart Co. equal to approximately 5% of the guarantee amount.

    GCC guarantees a portion of a $5,000,000 revolving loan made by NCCB to K.V. Mart Co. in November 1995. The loan has an initial maturity of two years, with the outstanding balance then converting to a five year term loan. The loan bears interest at a floating rate based on the commercial loan rate of NCCB. The loan is collateralized by certain real and personal property of K.V. Mart Co. The guaranty of GCC is limited to 10% of the outstanding principal amount of the loan. In consideration of its guaranty, GCC receives an annual fee from K.V. Mart Co. equal to 5% of the guaranty amount.

    In April 1996, the Company guaranteed rent and certain other obligations of K.V. Mart Co. for a period of seven years under a lease of store premises under construction in Lynwood, California. Annual rent under the lease is $408,000. The lease term will commence upon the earlier of the opening of the store for business or 90 days after occupancy. The guarantee will become effective upon the commencement date of the lease. In consideration of its guaranty, the Company will receive an annual fee from K.V. Mart Co. equal to 5% of the annual rent.

    In April 1996, the Company guaranteed rent and certain other obligations of K.V. Mart Co. for a period of seven years under a lease of store premises under construction in Canoga Park, California. The landlord under the lease is a corporation in which a family trust established by Mr. Khaledi has an indirect interest through certain partnerships which in turn have an interest in the landlord corporation. Annual rent under the lease is $353,976. The lease term will commence upon the earlier of the opening of the store for business or 180 days after occupancy. The guarantee will become effective upon the commencement date of the lease. In consideration of its guaranty, the Company will receive an annual fee from K.V. Mart equal to 5% of the annual rent.

    The Company proposes to enter into a guaranty of rent and certain other obligations of K.V. Mart Co. under a lease of store premises in Los Angeles, California. The guaranty would be in place during the first fifteen years of the lease term, which is thirty-four years and eight months. Annual rent under the lease will be $212,664 during the first twenty months of the lease term; $332,664 during the next thirty-eight months; $382,560, $439,944, and $505,944, respectively, during the three succeeding sixty month periods; and thereafter increasing by 15% every sixty months during the balance of the term. In consideration of its guaranty, the Company will receive an annual fee from K.V. Mart Co. equal to 5% of the annual rent.

    In December 1995, GCC purchased 10% of the common stock of K.V. Mart Co. for a purchase price, based upon appraised values, of approximately $3,000,000. In connection with this purchase, K.V. Mart Co., GCC, Mr. Khaledi and the other shareholders of K.V. Mart Co. agreed that GCC will have certain preemptive rights to acquire additional common shares, rights to have its common shares included proportionately in any transfer of common shares by the other shareholders, and rights to have its common shares included in certain registered public offerings of common stock which may be made by K.V. Mart Co. In addition, GCC has the option to require the repurchase of its shares for any reason after December 2000, and until that time has the option to require repurchase upon the occurrence of certain specified events, including a material breach of the supply agreement referred to below, changes in management or control, and noncompliance with financial ratios. After December 1999, the repurchase price is fair market value as determined by appraisal, and until that time is the greater of a declining premium over fair market value or the original purchase price of the shares plus an agreed annual compounded rate of return. K.V. Mart Co. has the option to repurchase GCC's shares at any time and also in the event of a change in control of GCC or the Company or a material breach by the Company under the supply agreement referred to below. In the absence of a change in control or a material breach under the supply agreement, and until December 1999, the repurchase price is the greater of a declining premium over fair market value or the original purchase price of the shares plus an agreed annual compounded rate of return, and after December 1999 is fair market value. In the event of a change in control or a material breach under the supply agreement, and until December 1999, the repurchase price is the lesser of a declining discount from fair market value or the original purchase price of the shares, and after December 1999 is fair market value. In connection with these transactions, K.V. Mart Co. entered into a seven year supply agreement with the Company whereunder K.V. Mart Co. is required to purchase a substantial portion of its merchandise requirements from the Company. Fiscal 1996 purchases totalled approximately $75,300,000. The supply agreement is subject to earlier termination in certain situations.

    The Company guarantees annual rent and certain other obligations of Stump's Market, Inc., of which director James R. Stump is the President and a shareholder, as leasee under a lease of store premises located in San Diego, California. Annual rent under the lease is $26,325, and the lease term expires in May 1998. The Company also guarantees annual rent and certain other obligations of Stump's Market, Inc. as lessee under a lease of store premises at a second location in San Diego, California. Annual rent under this lease is $36,075, and the lease term expires in November 1997. In consideration of these guaranties, the Company receives a fee from Stump's Market, Inc. equal to 5% of the base monthly rent under these leases.

    Since the Company's retail and financial assistance programs are only available to persons and entities which are patrons of the Company, it is not possible to assess whether the foregoing transactions are less favorable to the Company than similar transactions with unrelated third parties. However, management believes that each such transaction is on terms no more favorable to the patron than those which would be available to other similar patrons.

EXECUTIVE OFFICER COMPENSATION

    The following table sets forth information respecting the compensation paid during the Company's last three fiscal years to the President and Chief Executive Officer ("CEO") and to certain other executive officers of the Company.

                           SUMMARY COMPENSATION TABLE


                                               ANNUAL COMPENSATION
                                --------------------------------------------------
                                                                        OTHER
                                FISCAL                                 ANNUAL           ALL OTHER
NAME AND PRINCIPAL POSITION      YEAR    SALARY($)(1)   BONUS($)   COMPENSATION($)   COMPENSATION($)
------------------------------  ------   ------------   --------   ---------------   ---------------
Alfred A. Plamann                1996      352,500       50,000           840            27,895(2)
 President & CEO                 1995      322,150                                       24,290
                                 1994      236,827                        205            31,431
Daniel T. Bane                   1996      215,000       20,000           605            14,446(3)
 Senior Vice President & CFO     1995      200,000                        195             1,231
                                 1994       21,539
Charles J. Pilliter              1996      183,000       15,000           295            14,459(4)
 Senior Vice President           1995      172,000                                       13,174
                                 1994      167,577                        127            20,591
Corwin J. Karaffa                1996      151,000        7,000           150             6,458(5)
 Vice President - Distribution   1995       89,231
Don W. Hawks                     1996      139,500        2,000           203            10,636(6)
 Vice President - Marketing      1995       33,750                                       41,017
 and Procurement

------------------------
(1) It should be noted that while the table presents salary information on a fiscal year basis, salary is determined by the Company on a calendar year basis. Thus, salary information with respect to any given fiscal year reflects salary attributable to portions of two calendar year salary periods of the Company.

(2) Consists of a $9,135 Company contribution to the Company's Employees' Sheltered Savings Plan, a $17,500 Company contribution to the Company's Employees' Excess Benefit Plan and Supplemental Deferred Compensation Plan, and $1,260 representing the economic benefit associated with the Company paid premium on the Executive Life Plan.

(3) Consists of a $9,600 Company contribution to the Company's Employees' Sheltered Savings Plan, a $4,303 Company contribution to the Company's Employees' Excess Benefit Plan and Supplemental Deferred Compensation Plan, and $543 representing the economic benefit associated with the Company paid premium on the Executive Life Plan.

(4) Consists of a $9,300 Company contribution to the Company's Employees' Sheltered Savings Plan, a $4,717 Company contribution to the Company's Employees' Excess Benefit Plan and Supplemental Deferred Compensation Plan, and $442 representing the economic benefit associated with the Company paid premium on the Executive Life Plan.

(5)  Consists  of  a $6,203  Company  contribution to  the  Company's Employees'
     Sheltered  Savings  Plan,  and  $255  representing  the  economic   benefit
     associated with the Company paid premium on the Executive Life Plan.

(6)  Consists  of  a $9,572  Company  contribution to  the  Company's Employees'
     Sheltered Savings  Plan,  a  $759 Company  contribution  to  the  Company's
     Employee  Excess Benefit  and Supplemental Deferred  Compensation Plan, and
     $305 representing the economic benefit associated with the Company paid premium on the Executive Life Plan.

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

    The following table sets forth the estimated annual benefits under the defined benefit plan and the ESPP II plan which qualifying officers with selected years of service would receive if they had retired on August 31, 1996 at the age of 65.

                               PENSION PLAN TABLE

                                                                     YEARS OF SERVICE
                                          ----------------------------------------------------------------------
REMUNERATION                               5 YEARS     10 YEARS    15 YEARS    20 YEARS    25 YEARS    33 YEARS
----------------------------------------  ----------  ----------  ----------  ----------  ----------  ----------
  $100,000..............................  $   25,984  $   51,968  $   67,952  $   68,936  $   69,920  $   71,495
  125,000...............................      32,506      65,012      85,018      86,274      87,530      89,539
  150,000...............................      39,028      78,056     102,084     103,611     105,139     107,584
  175,000...............................      45,278      90,556     115,057     119,861     121,389     123,834
  200,000...............................      51,528     103,056     115,057     125,242     135,428     140,084
  225,000...............................      57,778     104,871     115,057     125,242     135,428     151,725
  250,000...............................      64,028     104,871     115,057     125,242     135,428     151,725
  300,000...............................      76,528     104,871     115,057     125,242     135,428     151,725
  350,000...............................      89,028     104,871     115,057     125,242     135,428     151,725
  400,000...............................      94,685     104,871     115,057     125,242     135,428     151,725
  450,000...............................      94,685     104,871     115,057     125,242     135,428     151,725

    The Company's ESPP II is designed to provide a retirement benefit up to 65% of a participant's final compensation, based on a formula which considers an executive's final compensation and years of service. Remuneration under ESPP II is based upon an executive's highest annual base wage during the previous three completed years, which includes his or her annual salary as determined by the Board of Directors plus an automobile allowance with a 4% annual increase. The benefit is subject to an offset of the annual benefit which would be received from the defined benefit plan, calculated as a single life annuity at age sixty-two (62). To qualify for participation in the benefit, the executive must complete three years of service as an officer elected by the Board of Directors of the Company. Executives will vest at a rate of 5% per year with all years of continuous service credited. The ESPP II annual benefit upon retirement for calendar 1996 shall not exceed $84,800 and will be paid over a 15-year certain benefit. The benefit will increase annually thereafter at the rate of 6%. Lesser amounts are payable if the executive retires before age sixty-five (65). The maximum annual amount payable by years of service is reflected within the table at the compensation level of $450,000. As of August 31, 1996, credited years of service for named officers are: Mr. Plamann, 7 years; Mr. Bane, 2 years; Mr. Pilliter, 20 years; Mr. Karaffa, 1 year; and Mr. Hawks, 12 years.

EXECUTIVE EMPLOYMENT AND TERMINATION AGREEMENT

    The Company is a party to an employment contract with Alfred A. Plamann, the Company's President and Chief Executive Officer. The contract has a three year term, presently expiring in February 1999, but provides for annual extensions to the contract if there is mutual agreement. Under the contract, Mr. Plamann serves as the Company's President and Chief Executive Officer and receives a base salary, currently $365,000, subject to annual review and upward adjustment at the discretion of the Board of Directors. Mr. Plamann is also eligible for annual bonuses at the discretion of the Board of Directors based upon a review of his performance. The exact formula for future bonuses has not yet been determined and will be added as an amendment to the contract at a later date. Additionally, Mr. Plamann will receive employee benefits such as life insurance and Company pension and retirement contributions.

    The contract is terminable at any time by the Company, with or without cause, and will also terminate upon Mr. Plamann's resignation, death or disability. Except where termination is for cause or is due to Mr. Plamann's resignation, death or disability, the contract provides that Mr. Plamann will be entitled to receive his highest base salary during the previous three years, plus an annual bonus equal to the average of the most recent three annual bonus payments, throughout the balance of the term of the agreement. Mr. Plamann would also continue to receive employee benefits such as life insurance and Company pension and retirement contributions throughout the balance of the term of the agreement.

DIRECTOR COMPENSATION

    Each director receives a fee of $500 for each regular board meeting attended, $200 for each committee meeting attended and $200 for attendance at each board meeting of a subsidiary of the Company on which the director serves. Prior to April 3, 1996, directors received $300 for each regular board meeting, $100 for each committee meeting, and $100 for each board meeting of a subsidiary of the Company. In addition, directors are reimbursed for Company related expenses.

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

PRINCIPAL SHAREHOLDERS

    As of November 1, 1996, the only shareholders known by the Company to own beneficially more than 5% of the outstanding Class B Shares of the Company were Cala Co., Bay Area Warehouse Stores, Inc. and Ralphs Grocery Co., 777 South Harbor Boulevard, La Habra, California 90631 (28,620 Class B Shares or approximately 7.45% of the outstanding Class B Shares; Cala Co. and Bay Area Warehouse Stores Inc. are wholly-owned by Ralphs Grocery Co. which is in turn wholly-owned by The Yucaipa Companies, 10000 Santa Monica Boulevard, Los Angeles, California 90067) and Hughes Markets, Inc., 14005 Live Oak Avenue, Irwindale, California 91706 (26,106 Class B Shares or approximately 6.80% of the outstanding Class B Shares).

    The following table sets forth, as of November 1, 1996, the name of each director of the Company, his position with and name of the member-patron, and the amount of Class A Shares and Class B Shares of the Company owned by the member-patron.

                                                                                          SHARES OWNED
                                                                       --------------------------------------------------
                                                                             CLASS A SHARES            CLASS B SHARES
                                                                       --------------------------  ----------------------
                          NAME OF DIRECTOR                                 NO.       % OF TOTAL       NO.     % OF TOTAL
                          AND MEMBER-PATRON                              SHARES      OUTSTANDING    SHARES    OUTSTANDING
---------------------------------------------------------------------  -----------  -------------  ---------  -----------
Louis A. Amen;
  President, Super A Foods, Inc. ....................................         100         0.20%        9,718       2.53%
John Berberian;
  President, Berberian Enterprises, Inc. ............................         100         0.20%        7,615       1.98%

                                                                                          SHARES OWNED
                                                                       --------------------------------------------------
                                                                             CLASS A SHARES            CLASS B SHARES
                                                                       --------------------------  ----------------------
                          NAME OF DIRECTOR                                 NO.       % OF TOTAL       NO.     % OF TOTAL
                          AND MEMBER-PATRON                              SHARES      OUTSTANDING    SHARES    OUTSTANDING
---------------------------------------------------------------------  -----------  -------------  ---------  -----------
Michael Bonfonte;
  Chairman, President & CEO, Nob Hill General Store, Inc.............         100         0.20%       12,465       3.25%
Harley DeLano;
  President of Cala Foods, Inc., Division of Ralphs Grocery
  Company(1).........................................................         100         0.20%       28,620       7.45%
Lyle A. Hughes;
  General Manager, Yucaipa Trading Co., Inc.(2)(3)...................         100         0.20%          103       0.03%
Roger K. Hughes;
  Chairman and Chief Executive Officer,
  Hughes Markets, Inc.(2)............................................         100         0.20%       26,106       6.80%
Darioush Khaledi;
  Chairman of the Board and Chief Executive Officer,
  K.V. Mart Co. .....................................................         100         0.20%       15,967       4.16%
Mark Kidd;
  President, Mar-Val Food Stores, Inc................................         100         0.20%        1,950       0.51%
Willard R. "Bill" MacAloney;
  President and Chief Executive Officer, Mac Ber, Inc. ..............         100         0.20%        2,523       0.66%
Jay McCormack;
  Owner-Operator, Alamo Market(4)....................................         100         0.20%          732       0.19%
Morrie Notrica;
  President and Chief Operating Officer, Joe Notrica, Inc............         100         0.20%        8,945       2.33%
Michael A. Provenzano;
  President, Pro & Sons, Inc. .......................................         100         0.20%          697       0.18%
Allan Scharn;
  President (retired), Gelson's Markets(5)...........................         100         0.20%        7,123       1.85%
James R. Stump;
  President, Stump's Market, Inc.....................................         100         0.20%        1,982       0.52%
Kenneth Young;
  Vice President, Jack Young's Supermarkets(6) ......................         100         0.20%        3,015       0.79%
                                                                            -----        ------    ---------  -----------
                                                                            1,500         3.00%      127,561      33.22%
                                                                            -----        ------    ---------  -----------
                                                                            -----        ------    ---------  -----------

------------------------
(1) These shares are owned by Ralphs Grocery Company and its affiliates, Cala Foods, Inc., and Bay Area Warehouse Stores, Inc.

(2) Messrs. Lyle A. Hughes and Roger K. Hughes are unrelated.

(3) Mr. Hughes is also affiliated with Yucaipa Food Fair, Inc. which owns 546 Class B Shares (0.14% of the outstanding class of shares). Yucaipa Trading Co., Inc. and Yucaipa Food Fair Inc. are not affiliated with The Yucaipa Companies.

(4) Mr. McCormack also is affiliated with Glen Avon Food, Inc. which owns 100 Class A Shares (0.20% of the outstanding class of shares) and 361 Class B Shares (0.09% of the outstanding class of shares) and Yucaipa Trading Co., Inc. which owns 100 Class A Shares (0.20% of the outstanding class of shares) and 694 Class B Shares (0.18% of the outstanding class of shares).

(5) These shares are owned by Arden Mayfair, Inc., the parent company of Gelson's Markets.

(6) Mr. Young also is affiliated with Bakersfield Food City Inc. dba Young's Markets which owns 100 Class A Shares (0.20% of the outstanding class of shares) and 355 Class B Shares (0.09% of the outstanding class of shares).

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

    All firms with which directors are affiliated, as members of the Company, purchase groceries, related products and store equipment from the Company in the ordinary course of business at prices and on terms available to members generally. As members, firms with which directors are affiliated, may receive benefits for which all members are eligible, including patronage dividends, allowances and retail support services. See, "Item 1. BUSINESS" for a general description of benefits and services available to patrons. One customer accounted for in excess of 5% of the Company's consolidated sales during fiscal 1996. Ralphs Grocery Co. together with its affiliated companies, accounted for a combined total of approximately 5.5%. No other director of the Company (nor the firms with which such director is affiliated) accounted for in excess of 5% of the Company's consolidated sales during fiscal 1996.

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

    Cala Foods, Inc. (a patron affiliated with Ralphs Grocery Company) acquired the stock of Bell Markets, Inc. in June 1989. In connection with the acquisition, the Company guaranteed the lease obligations of Bell Markets, Inc. during a 20-year period under a lease relating to two retail grocery stores located in San Francisco, California. Annual rent under the lease is $327,019.

    Grocers General Merchandise Company ("GM"), a subsidiary, and Food 4 Less GM, Inc. ("F4LGM"), an indirect subsidiary of Food 4 Less Supermarkets, Inc., are parties to a joint venture agreement. Under the agreement, GM and F4LGM are partners in a joint venture partnership known as Golden Alliance Distribution ("GAD"). The partnership was formed for the purpose of providing for the shared use of the Company's general merchandise warehouse located in Fresno, California, and each of the partners has entered into a supply agreement with GAD providing for the purchase of general merchandise products from GAD. The Company is currently in discussions with Ralphs regarding the future of the GAD partnership.

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

    The Company proposes to lease store locations in Arvin, Delano and Shafter, California, which it will in turn sublease on the same rental terms to a corporation to be formed by director Michael A. Provenzano. The Arvin and Delano subleases will have twenty year terms, while the Shafter lease will have a term of twenty-five years. Annual rent under the Arvin lease will be $165,088 during the first ten years and $166,448 during the balance of the term. Annual rent under the Delano lease will be $183,334 during the first ten years and $174,080 during the balance of the term. Annual rent under the Shafter lease will be $104,997 during the first ten years, $100,890 during the next ten years and $108,457 during the balance of the term. In addition, under each of these subleases, the Company will receive an annual fee equal to 5% of the annual rent.

    Since the Company's retail and financial assistance programs are only available to persons and entities which are patrons of the Company, it is not possible to assess whether the foregoing transactions are less favorable to the Company than similar transactions with unrelated third parties. However, management believes that each such transaction is on terms no more favorable to the patron than those which would be available to other similar patrons.

    On February 1, 1995, GCC made a loan of $69,000 to Corwin J. Karaffa, the Company's Vice President-Distribution. The loan was for the purpose of assisting Mr. Karraffa in acquiring a home in connection with his becoming employed by the Company. The loan bears interest at 8% per annum and is secured by a second deed of trust on the home. The loan has a term of eight years, with interest only payable during the first five years.

    Certain other transactions involving other directors of the Company are described in Item 11 under the caption "Compensation Committee Interlocks and Insider Participation."

                                    PART IV

ITEM 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K.

    (a) Financial Statements

        Reports of Independent Accountants.

        Consolidated Balance Sheets as of August 31, 1996 and September 2, 1995.

        Consolidated Statements of Earnings for the Fiscal Years Ended August 31, 1996, September 2, 1995, and September 3, 1994.

        Consolidated Statements of Shareholders' Equity for the Fiscal Years Ended August 31, 1996, September 2, 1995, and September 3, 1994.

        Consolidated Statements of Cash Flows for the Fiscal Years Ended August 31, 1996, September 2, 1995, and September 3, 1994.

    (b) Reports on Form 8-K

        Form 8-K filed June 11, 1996.

        Form 8-K filed April 10, 1996.

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

   4.8   Form  of  Class  A  Share Certificate  (incorporated  by  reference to
         Exhibit 4.5 to Post-Effective Amendment No. 6 to Form S-2 Registration
         Statement of  the Registrant  filed  on December  15, 1994,  File  No.
         33-38152).
   4.9   Form  of  Class  B  Share Certificate  (incorporated  by  reference to
         Exhibit 4.6 to Post-Effective Amendment No. 6 to Form S-2 Registration
         Statement of  the Registrant  filed  on December  15, 1994,  File  No.
         33-38152).
4.10.1   Articles FIFTH and SIXTH of the Registrant's Articles of Incorporation
         (See Exhibit 3.1).
4.10.2   Article  I, Section 5, and Article VII of the Registrant's Bylaws (See
         Exhibit 3.2).
  4.11   Indenture  between  the  Registrant  and  First  Interstate  Bank   of
         California,  as Trustee, relating to $3,000,000 Subordinated Patronage
         Dividend Certificates Due December 15, 2000 (incorporated by reference to Exhibit 4.3 to Amendment No.  1 to Form S-2 Registration  Statement
         of the Registrant filed on September 27, 1993, File No. 33-68288).
  4.12   Indenture   between  the  Registrant  and  First  Interstate  Bank  of
         California, as Trustee, relating to $5,000,000 Subordinated  Patronage
         Dividend Certificates due December 15, 2001 (incorporated by reference to  Exhibit 4.3 to  Form S-2 Registration  Statement of the Registrant
         filed on October 12, 1994, File No. 33-56005).
  4.13   Indenture  between  the  Registrant  and  First  Interstate  Bank   of
         California,  as Trustee, relating to $3,000,000 Subordinated Patronage
         Dividend Certificates due December 15, 2002 (incorporated by reference to Exhibit 4.3 to  Form S-2 Registration  Statement of the  Registrant
         filed on October 13, 1995, File No. 33-63383).
  4.14   $135,000,000 Amended and Restated Loan and Security Agreement dated as of  March  17, 1994  between  Certified Grocers  of  California, Ltd.,
         Grocers General Merchandise Company, Grocers Specialty Company, and BT
         Commercial Corporation, as agent, Union  Bank, as co-agent, and  First
         National Bank of Boston as co-agent; and Amendment Number One dated as of  November 1, 1994 (incorporated by reference to Exhibit 4.13 to the
         Registrant's Annual  Report on  Form 10-K  for the  fiscal year  ended
         September 3, 1994, File No. 0-10815).
4.14.1   Amendment  Number  Two  to  Amended  and  Restated  Loan  and Security
         Agreement date as of  December 3, 1994,  between Certified Grocers  of
         California,   Ltd.,  Grocers  General   Merchandise  Company,  Grocers
         Specialty Company,  and BT  Commercial  Corporation, as  agent,  Union
         Bank,  as co-agent,  and First  National Bank  of Boston,  as co-agent
         (incorporated by  reference  to  Exhibit 4.14.1  to  the  Registrant's
         Annual  Report on  Form 10-K  for the  fiscal year  ended September 2,
         1995, File No. 0-10815).
4.14.2   Amendment Number  Three  to Amended  and  Restated Loan  and  Security
         Agreement  dated  as of  May 24,  1996,  between Certified  Grocers of
         California,  Ltd.,  Grocers   General  Merchandise  Company,   Grocers
         Specialty  Company,  and BT  Commercial  Corporation, as  agent, Union
         Bank, as co-agent, and First National Bank of Boston, as co-agent.
4.14.3   Amendment Number  Four  to  Amended and  Restated  Loan  and  Security
         Agreement  dated as  of June  27, 1996,  between Certified  Grocers of
         California,  Ltd.,  Grocers   General  Merchandise  Company,   Grocers
         Specialty  Company,  and BT  Commercial  Corporation, as  agent, Union
         Bank, as co-agent, and First National Bank of Boston, as co-agent.
4.14.4   Amendment Number  Five  to  Amended and  Restated  Loan  and  Security
         Agreement dated as of September 30, 1996, between Certified Grocers of
         California,   Ltd.,  Grocers  General   Merchandise  Company,  Grocers
         Specialty Company,  and BT  Commercial  Corporation, as  agent,  Union
         Bank, as co-agent, and First National Bank of Boston, as co-agent.
  4.15   Subordinated  Note Agreement  dated March  27, 1989  between Certified
         Grocers of California, Ltd. and Aetna Life Insurance Company regarding
         $35,000,000 10.80% subordinated  notes due April  1, 1999; and  letter amendment dated January 30, 1992 (incorporated by reference to Exhibit
         4.15  to the  Registrant's Annual Report  on Form 10-K  for the fiscal year ended  August 28,  1993  filed on  November  26, 1993,  File  No.
         0-10815).

4.15.1   Amendment  to Subordinated Note  Agreement dated as  of March 17, 1994 between Certified Grocers of California, Ltd. and Aetna Life Insurance
         Company  (incorporated  by   reference  to  Exhibit   4.15.1  to   the
         Registrant's  Annual Report  on Form  10-K for  the fiscal  year ended
         September 3, 1994, File No. 0-10815).
  4.16   Note Purchase  Agreement  dated  January 15,  1990  between  Certified
         Grocers  of California,  Ltd. and Massachusetts  Mutual Life Insurance
         Company regarding $20,000,000 9.55% Senior Notes due January 15, 2005;
         and Amendment Dated January 30, 1991, First Amendment dated  September
         4,  1991, and Amendment No. 2  dated October 19, 1993 (incorporated by reference to Exhibit 4.16  to the Registrant's  Annual Report on  Form
         10-K  for the fiscal year ended August  28, 1993 filed on November 26,
         1993, File No. 0-10815).
4.16.1   Amendment No. 3 to Note Purchase Agreement dated as of March 17, 1994, and Amendment No. 4 to Note  Purchase Agreement dated as of  September
         29,  1994,  each between  Certified  Grocers of  California,  Ltd. and
         Massachusetts Mutual Life Insurance Company (incorporated by reference to Exhibit 4.16.1 to the Registrant's  Annual Report on Form 10-K  for
         the fiscal year ended September 3, 1994, File No. 0-10815).
  4.17   $18,700,000  Loan Agreement  dated August  23, 1979  between Certified
         Grocers of California, Ltd., First  Interstate Bank of California,  as
         Trustee, and the other Lenders named therein; Secured Promissory Notes dated  August 23,  1979; Deed of  Trust and Assignment  of Rents dated
         August 23, 1979; and, Assignment of Rents and Leases dated August  23,
         1979  (incorporated by reference  to Exhibit 4.17  to the Registrant's
         Annual Report on Form 10-K for  the fiscal year ended August 28,  1993 filed on November 26, 1993, File No. 0-10815).
  4.18   Loan  Purchase  and  Service Agreement  Dated  as of  August  29, 1996
         between Grocers  Capital  Company and  National  Consumer  Cooperative
         Bank.
  4.19   $10,000,000  Credit Agreement and Security  Agreement each dated as of
         September 20,  1996  between  Grocers  Capital  Company  and  National
         Cooperative Bank as agent.
  10.1   Comprehensive  Amendment to Retirement Plan for Employees of Certified
         Grocers of California, Ltd. (incorporated by reference to Exhibit 10.1 to Form S-2 Registration Statement of the Registrant filed on  October
         12, 1994, File No. 33-56005).
  10.2   Incentive Compensation Plan (incorporated by reference to Exhibit 10.2 of  the Form  S-2 Registration  Statement of  the Registrant  filed on
         December 28, 1987, File No. 33-19284).
  10.3   Comprehensive Amendment  to  Certified  Grocers  of  California,  Ltd.
         Employees'  Sheltered  Savings  Plan  (incorporated  by  reference  to
         Exhibit 10.3 to the Form S-2 Registration Statement of the  Registrant
         filed on September 2, 1993, File No. 33-68288).
  10.4   Certified  Grocers  of California,  Ltd., Executive  Salary Protection
         Plan II ("ESPP II"), Master  Plan Document, effective January 4,  1995
         (incorporated  by reference to Exhibit 10.4 to the Registrant's Annual
         Report on Form 10-K for the fiscal year ended September 2, 1995  filed on December 1, 1995, File No. 0-10815).
  10.5   Master  Trust  Agreement  For Certified  Grocers  of  California, Ltd.
         Executive Salary  Protection  Plan II,  dated  as of  April  28,  1995
         (incorporated  by reference to Exhibit 10.5 to the Registrant's Annual
         Report on Form 10-K for the fiscal year ended September 2, 1995  filed on December 1, 1995, File No. 0-10815).
  10.6   Certified   Grocers  of  California,  Ltd.  Executive  Insurance  Plan
         Split-dollar  Agreement  and  Schedule  of  Executive  Officers  party thereto (incorporated by reference to Exhibit 10.6 to the Registrant's
         Annual Report on Form 10-K for the fiscal year ended September 2, 1995 filed on December 1, 1995, File No. 0-10815).
  10.7   Comprehensive  Amendment  to  Certified  Grocers  of  California, Ltd.
         Employees' Excess Benefit Plan  (incorporated by reference to  Exhibit
         10.6.1  to Form S-2 Registration Statement  of the Registrant filed on
         October 12, 1994, File No. 33-56005).

  10.8   Comprehensive Amendment  to  Certified  Grocers  of  California,  Ltd.
         Employees'  Supplemental Deferred  Compensation Plan  (incorporated by reference to Exhibit 10.5.3 to Form S-2 Registration Statement of  the
         Registrant filed on December 10, 1990, File No. 33-38152).
  10.9   Comprehensive  Amendment  to  Certified  Grocers  of  California, Ltd.
         Employee Savings Plan  (incorporated by reference  to Exhibit 10.4  to
         Form  S-2 Registration Statement of  the Registrant filed on September
         2, 1993, File No. 33-68288).
10.9.1   First Amendment  to Certified  Grocers  of California,  Ltd.  Employee
         Savings  Plan (incorporated by reference to Exhibit 10.4.1 to Form S-2
         Registration Statement of  the Registrant filed  on October 12,  1994,
         File No 33-56005).
 10.10   Joint  Venture Agreement of Golden  Alliance Distribution, dated as of
         April 8,  1992, between  Food  4 Less  GM,  Inc. and  Grocers  General
         Merchandise Company (incorporated by reference to Exhibit 10.7 to Form
         S-2  Registration Statement  of the  Registrant filed  on September 2,
         1993. File No. 33-68288.
 10.11   Lease, dated as of  December 23, 1986,  between Cercor Associates  and
         Grocers  Specialty Company (incorporated by  reference to Exhibit 10.8 to  Form  S-2  Registration  Statement  of  the  Registrant  filed  on
         September 2, 1993. File No. 33-68288).
 10.12   Expansion  Agreement, dated as  of May 1,  1991, and Industrial Lease, dated as of May 1, 1991, between Dermody Properties and the Registrant
         (incorporated by reference  to Exhibit 10.9  to Form S-2  Registration
         Statement  of  the Registrant  filed on  September  2, 1993.  File No.
         33-68288).
10.12.1  Lease Amendment, dated June 20,  1991, between Dermody Properties  and the  Registrant (incorporated by  reference to Exhibit  10.9.1 to Form
         S-2 Registration Statement  of the  Registrant filed  on September  2,
         1993. File No. 33-68288).
10.12.2  Lease  Amendment, dated  October 18, 1991,  between Dermody Properties and the Registrant  (incorporated by  reference to  Exhibit 10.9.2  to
         Form  S-2 Registration Statement of  the Registrant filed on September
         2, 1993. File No. 33-68288).
 10.13   Preferred Stock  Purchase  Agreement  by and  between  Food-4-Less  of
         Modesto,  Inc. and Grocers  Capital Company, dated as  of July 1, 1992
         (incorporated by reference to Exhibit 10.10 to the Registrant's Annual
         Report on Form 10-K for the fiscal year ended August 28, 1993 filed on
         November 26, 1993, File No. 0-10815).
 10.14   Preferred Stock Purchase Agreement by  and between SavMax Foods,  Inc.
         and   Grocers  Capital  Company,   dated  as  of   December  17,  1993
         (incorporated  by  reference  to   Exhibit  10.11  to   Post-Effective
         Amendment  No. 6 to Form S-2  Registration Statement of the Registrant
         filed on December 15, 1994, File No. 33-38152).
 10.15   Common Stock Purchase  Agreement by  and between Michael  A. Webb  and
         Grocers  Capital Company, dated as  of December 17, 1993 (incorporated by reference to  Exhibit 10.12  to Post-Effective Amendment  No. 6  to
         Form  S-2 Registration Statement  of the Registrant  filed on December
         15, 1994, File No. 33-38152).
 10.16   Agreement Regarding  Common  Stock by  and  between Michael  A.  Webb,
         SavMax  Foods, Inc. and Grocers Capital  Company, dated as of December
         17, 1993 (incorporated by reference to Exhibit 10.13 to Post-Effective
         Amendment No. 6 to Form  S-2 Registration Statement of the  Registrant
         filed on December 15, 1994, File No. 33-38152).
 10.17   Commercial  Lease-Net dated December 6,  1994 between TriNet Essential
         Facilities XII  and  the  Registrant  (incorporated  by  reference  to
         Exhibit  10.17 to the Registrant's Annual  Report on Form 10-K for the
         fiscal year ended September  2, 1995 filed on  December 1, 1995,  file
         No. 0-10815).

 10.18   Purchase  Agreement dated November 21, 1994 between the Registrant and
         TriNet Corporate  Realty Trust,  Inc.  (incorporated by  reference  to
         Exhibit 10.18 to the Registrant's Annual Report on Form 10-K for the fiscal year ended September 2, 1995 filed on December 1, 1995, file
         No. 0-10815).
 10.19   Form  of  Employment  Agreement  between  the  Company  and  Alfred A.
         Plamann.
  22.1   Subsidiaries of the Registrant.
   27.   Financial Data Schedule.

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

                                CERTIFIED GROCERS OF CALIFORNIA, LTD.

                                By              /s/ ALFRED A. PLAMANN
                                     ------------------------------------------
                                                  Alfred A. Plamann
                                                    PRESIDENT AND
                                               CHIEF EXECUTIVE OFFICER

                                By               /s/ DANIEL T. BANE
                                     ------------------------------------------
                                                   Daniel T. Bane
                                         SENIOR VICE PRESIDENT -- FINANCE &
                                                   ADMINISTRATION
                                             AND CHIEF FINANCIAL OFFICER

                                By             /s/ RANDALL G. SCOVILLE
                                     ------------------------------------------
                                                 Randall G. Scoville
                                                CORPORATE CONTROLLER

Date: October 31, 1996

    Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

                      SIGNATURE                           TITLE            DATE
------------------------------------------------------  ----------  -------------------

               /S/ WILLARD R. MACALONEY
     -------------------------------------------         Director    October 31, 1996
                 Willard R. MacAloney
               (Chairman of the Board)

                  /S/ JAY MCCORMACK
     -------------------------------------------         Director    October 31, 1996
                    Jay McCormack
                 (1st Vice Chairman)

                 /S/ DARIOUSH KHALEDI
     -------------------------------------------         Director    October 31, 1996
                   Darioush Khaledi
                 (2nd Vice Chairman)

                  /S/ LOUIS A. AMEN
     -------------------------------------------         Director    October 31, 1996
                    Louis A. Amen

                  /S/ JOHN BERBERIAN
     -------------------------------------------         Director    October 31, 1996
                    John Berberian

                 /S/ MICHAEL BONFANTE
     -------------------------------------------         Director    October 31, 1996
                   Michael Bonfante

                 /S/ HARLEY J. DELANO
     -------------------------------------------         Director    October 31, 1996
                   Harley J. DeLano

                  /S/ LYLE A. HUGHES
     -------------------------------------------         Director    October 31, 1996
                    Lyle A. Hughes

                 /S/ ROGER K. HUGHES
     -------------------------------------------         Director    October 31, 1996
                   Roger K. Hughes

                    /S/ MARK KIDD
     -------------------------------------------         Director    October 31, 1996
                      Mark Kidd

                  /S/ MORRIE NOTRICA
     -------------------------------------------         Director    October 31, 1996
                    Morrie Notrica

              /S/ MICHAEL A. PROVENZANO
     -------------------------------------------         Director    October 31, 1996
                Michael A. Provenzano

                   /S/ ALLAN SCHARN
     -------------------------------------------         Director    October 31, 1996
                     Allan Scharn

                      SIGNATURE                           TITLE            DATE
------------------------------------------------------  ----------  -------------------

                  /S/ JAMES R. STUMP
     -------------------------------------------         Director    October 31, 1996
                    James R. Stump

                  /S/ KENNETH YOUNG
     -------------------------------------------         Director    October 31, 1996
                    Kenneth Young

                                 EXHIBIT INDEX

EXHIBIT                                                               SEQUENTIAL
NUMBER                           DESCRIPTION                           PAGE NO.
-------   ---------------------------------------------------------   ----------

    3.1   Articles  of Incorporation of  the Registrant (as amended
          through June  21,  1994) (incorporated  by  reference  to
          Exhibit  3.1 to  the Registrant's  Annual Report  on Form
          10-K for the  fiscal year ended  September 3, 1994,  File
          No. 0-10815).
    3.2   Bylaws  of the  Registrant (as  amended through  June 21,
          1994)  (incorporated  by  reference  to  Exhibit  4.2  to
          Post-Effective  Amendment No. 6  to Form S-2 Registration
          Statement of the Registrant  filed on December 15,  1994,
          File No. 33-38152).
    4.1   Retail  Grocer Application  and Agreement  for Continuing
          Service Affiliation With Certified Grocers of California,
          LTD. And Pledge Agreement  (incorporated by reference  to
          Exhibit  4.7 to Amendment No.  2 to Form S-1 Registration
          Statement of the Registrant  filed on December 31,  1981,
          File No. 2-70069).
    4.2   Retail  Grocer  Application  And  Agreement  For  Service
          Affiliation With And The Purchase Of Shares Of  Certified
          Grocers   Of  California,   LTD.  And   Pledge  Agreement
          (incorporated   by   reference   to   Exhibit   4.2    to
          Post-Effective  Amendment No. 7  to Form S-2 Registration
          Statement of the Registrant  filed on December 13,  1989,
          File No. 33-19284).
    4.3   Agreement  respecting directors'  shares (incorporated by
          reference to Exhibit 4.9 to  Amendment No. 2 to Form  S-1
          Registration   Statement  of  the   Registrant  filed  on
          December 31, 1981, File No. 2-70069).
    4.4   Subordination Agreement (Existing Member-Patron)
          (incorporated   by   reference   to   Exhibit   4.4    to
          Post-Effective  Amendment No. 4  to Form S-2 Registration
          Statement of the Registrant filed on July 15, 1988,  File
          No. 33-19284).
    4.5   Subordination   Agreement  (Existing   Associate  Patron)
          (incorporated   by   reference   to   Exhibit   4.5    to
          Post-Effective  Amendment No. 4  to Form S-2 Registration
          Statement of the Registrant filed on July 15, 1988,  File
          No. 33-19284).
    4.6   Subordination Agreement (New Member-Patron) (incorporated
          by  reference to Exhibit  4.6 to Post-Effective Amendment
          No.  4  to  Form   S-2  Registration  Statement  of   the
          Registrant filed on July 15, 1988, File No. 33-19284).
    4.7   Subordination    Agreement    (New    Associate   Patron)
          (incorporated   by   reference   to   Exhibit   4.7    to
          Post-Effective  Amendment No. 4  to Form S-2 Registration
          Statement of the Registrant filed on July 15, 1988,  File
          No. 33-19284).
    4.8   Form  of  Class  A  Share  Certificate  (incorporated  by
          reference to Exhibit 4.5 to Post-Effective Amendment  No.
          6  to Form  S-2 Registration Statement  of the Registrant
          filed on December 15, 1994, File No. 33-38152).
    4.9   Form  of  Class  B  Share  Certificate  (incorporated  by
          reference  to Exhibit 4.6 to Post-Effective Amendment No.
          6 to Form  S-2 Registration Statement  of the  Registrant
          filed on December 15, 1994, File No. 33-38152).
 4.10.1   Articles  FIFTH and SIXTH of the Registrant's Articles of
          Incorporation (See Exhibit 3.1).
 4.10.2   Article I, Section 5, and Article VII of the Registrant's
          Bylaws (See Exhibit 3.2).
   4.11   Indenture between  the  Registrant and  First  Interstate
          Bank  of California,  as Trustee,  relating to $3,000,000
          Subordinated Patronage Dividend Certificates Due December
          15, 2000  (incorporated by  reference to  Exhibit 4.3  to
          Amendment No. 1 to Form S-2 Registration Statement of the
          Registrant   filed  on  September   27,  1993,  File  No.
          33-68288).

EXHIBIT                                                               SEQUENTIAL
NUMBER                           DESCRIPTION                           PAGE NO.
-------   ---------------------------------------------------------   ----------
   4.12   Indenture between  the  Registrant and  First  Interstate
          Bank  of California,  as Trustee,  relating to $5,000,000
          Subordinated Patronage Dividend Certificates due December
          15, 2001  (incorporated by  reference to  Exhibit 4.3  to
          Form  S-2 Registration Statement  of the Registrant filed
          on October 12, 1994, File No. 33-56005).
   4.13   Indenture between  the  Registrant and  First  Interstate
          Bank  of California,  as Trustee,  relating to $3,000,000
          Subordinated Patronage Dividend Certificates due December
          15, 2002  (incorporated by  reference to  Exhibit 4.3  to
          Form  S-2 Registration Statement  of the Registrant filed
          on October 13, 1995, File No. 33-63383).
   4.14   $135,000,000  Amended  and  Restated  Loan  and  Security
          Agreement  dated as  of March 17,  1994 between Certified
          Grocers of California, Ltd., Grocers General  Merchandise
          Company,  Grocers  Specialty Company,  and  BT Commercial
          Corporation, as agent, Union Bank, as co-agent, and First
          National Bank of Boston as co-agent; and Amendment Number
          One  dated  as  of  November  1,  1994  (incorporated  by
          reference  to  Exhibit  4.13 to  the  Registrant's Annual
          Report on Form 10-K for  the fiscal year ended  September
          3, 1994, File No. 0-10815).
 4.14.1   Amendment  Number Two  to Amended  and Restated  Loan and
          Security Agreement date as  of December 3, 1994,  between
          Certified  Grocers of  California, Ltd.,  Grocers General
          Merchandise Company,  Grocers Specialty  Company, and  BT
          Commercial   Corporation,  as   agent,  Union   Bank,  as
          co-agent, and First National Bank of Boston, as  co-agent
          (incorporated  by  reference  to  Exhibit  4.14.1  to the
          Registrant's Annual Report  on Form 10-K  for the  fiscal
          year ended September 2, 1995, File No. 0-10815).
 4.14.2   Amendment  Number Three to Amended  and Restated Loan and
          Security Agreement  dated as  of  May 24,  1996,  between
          Certified  Grocers of  California, Ltd.,  Grocers General
          Merchandise Company,  Grocers Specialty  Company, and  BT
          Commercial   Corporation,  as   agent,  Union   Bank,  as
          co-agent, and First National Bank of Boston, as co-agent.
 4.14.3   Amendment Number Four  to Amended and  Restated Loan  and
          Security  Agreement dated  as of  June 27,  1996, between
          Certified Grocers  of California,  Ltd., Grocers  General
          Merchandise  Company, Grocers  Specialty Company,  and BT
          Commercial  Corporation,   as  agent,   Union  Bank,   as
          co-agent, and First National Bank of Boston, as co-agent.
 4.14.4   Amendment  Number Five  to Amended and  Restated Loan and
          Security  Agreement  dated  as  of  September  30,  1996,
          between  Certified Grocers  of California,  Ltd., Grocers
          General Merchandise Company,  Grocers Specialty  Company,
          and  BT Commercial Corporation, as  agent, Union Bank, as
          co-agent, and First National Bank of Boston, as co-agent.
   4.15   Subordinated Note Agreement dated March 27, 1989  between
          Certified  Grocers  of  California, Ltd.  and  Aetna Life
          Insurance   Company    regarding    $35,000,000    10.80%
          subordinated   notes  due  April   1,  1999;  and  letter
          amendment  dated  January   30,  1992  (incorporated   by
          reference  to  Exhibit  4.15 to  the  Registrant's Annual
          Report on Form 10-K for the fiscal year ended August  28,
          1993 filed on November 26, 1993, File No. 0-10815).
 4.15.1   Amendment  to  Subordinated  Note Agreement  dated  as of
          March 17, 1994 between  Certified Grocers of  California,
          Ltd.  and Aetna  Life Insurance  Company (incorporated by
          reference to Exhibit  4.15.1 to  the Registrant's  Annual
          Report  on Form 10-K for  the fiscal year ended September
          3, 1994, File No. 0-10815).

EXHIBIT                                                               SEQUENTIAL
NUMBER                           DESCRIPTION                           PAGE NO.
-------   ---------------------------------------------------------   ----------
   4.16   Note Purchase Agreement  dated January  15, 1990  between
          Certified  Grocers of California,  Ltd. and Massachusetts
          Mutual Life Insurance Company regarding $20,000,000 9.55%
          Senior Notes due  January 15, 2005;  and Amendment  Dated
          January  30,  1991,  First Amendment  dated  September 4,
          1991,  and  Amendment  No.  2  dated  October  19,   1993
          (incorporated   by  reference  to  Exhibit  4.16  to  the
          Registrant's Annual Report  on Form 10-K  for the  fiscal
          year  ended August 28,  1993 filed on  November 26, 1993,
          File No. 0-10815).
 4.16.1   Amendment No. 3  to Note Purchase  Agreement dated as  of
          March  17,  1994, and  Amendment No.  4 to  Note Purchase
          Agreement dated as  of September 29,  1994, each  between
          Certified  Grocers of California,  Ltd. and Massachusetts
          Mutual Life Insurance Company (incorporated by  reference
          to  Exhibit 4.16.1  to the Registrant's  Annual Report on
          Form 10-K for  the fiscal year  ended September 3,  1994,
          File No. 0-10815).
   4.17   $18,700,000  Loan Agreement dated August 23, 1979 between
          Certified Grocers of  California, Ltd., First  Interstate
          Bank  of California,  as Trustee,  and the  other Lenders
          named therein; Secured Promissory Notes dated August  23,
          1979;  Deed of Trust and Assignment of Rents dated August
          23, 1979;  and,  Assignment  of Rents  and  Leases  dated
          August  23,  1979 (incorporated  by reference  to Exhibit
          4.17 to the Registrant's Annual  Report on Form 10-K  for
          the  fiscal year ended August  28, 1993 filed on November
          26, 1993, File No. 0-10815).
   4.18   Loan Purchase and  Service Agreement Dated  as of  August
          29,  1996  between Grocers  Capital Company  and National
          Consumer Cooperative Bank.
   4.19   $10,000,000 Credit Agreement and Security Agreement  each
          dated  as of  September 20, 1996  between Grocers Capital
          Company and National Cooperative Bank as agent.
   10.1   Comprehensive Amendment to Retirement Plan for  Employees
          of Certified Grocers of California, Ltd. (incorporated by
          reference  to  Exhibit  10.1  to  Form  S-2  Registration
          Statement of the  Registrant filed on  October 12,  1994,
          File No. 33-56005).
   10.2   Incentive Compensation Plan (incorporated by reference to
          Exhibit  10.2 of  the Form S-2  Registration Statement of
          the Registrant  filed  on  December 28,  1987,  File  No.
          33-19284).
   10.3   Comprehensive   Amendment   to   Certified   Grocers   of
          California,  Ltd.  Employees'   Sheltered  Savings   Plan
          (incorporated  by reference  to Exhibit 10.3  to the Form
          S-2 Registration  Statement of  the Registrant  filed  on
          September 2, 1993, File No. 33-68288).
   10.4   Certified  Grocers of California,  Ltd., Executive Salary
          Protection Plan  II ("ESPP  II"), Master  Plan  Document,
          effective  January 4, 1995  (incorporated by reference to
          Exhibit 10.4 to  the Registrant's Annual  Report on  Form
          10-K for the fiscal year ended September 2, 1995 filed on
          December 1, 1995, File No. 0-10815).
   10.5   Master   Trust   Agreement  For   Certified   Grocers  of
          California, Ltd.  Executive  Salary Protection  Plan  II,
          dated  as of April 28, 1995 (incorporated by reference to
          Exhibit 10.5 to  the Registrant's Annual  Report on  Form
          10-K for the fiscal year ended September 2, 1995 filed on
          December 1, 1995, File No. 0-10815).
   10.6   Certified Grocers of California, Ltd. Executive Insurance
          Plan  Split-dollar  Agreement and  Schedule  of Executive
          Officers party  thereto  (incorporated  by  reference  to
          Exhibit  10.6 to  the Registrant's Annual  Report on Form
          10-K for the fiscal year ended September 2, 1995 filed on
          December 1, 1995, File No. 0-10815).
   10.7   Comprehensive   Amendment   to   Certified   Grocers   of
          California,   Ltd.   Employees'   Excess   Benefit   Plan
          (incorporated by reference to Exhibit 10.6.1 to Form  S-2
          Registration Statement of the Registrant filed on October
          12, 1994, File No. 33-56005).

EXHIBIT                                                               SEQUENTIAL
NUMBER                           DESCRIPTION                           PAGE NO.
-------   ---------------------------------------------------------   ----------
   10.8   Comprehensive   Amendment   to   Certified   Grocers   of
          California,   Ltd.   Employees'   Supplemental   Deferred
          Compensation  Plan (incorporated by  reference to Exhibit
          10.5.3  to  Form  S-2   Registration  Statement  of   the
          Registrant   filed  on   December  10,   1990,  File  No.
          33-38152).
   10.9   Comprehensive   Amendment   to   Certified   Grocers   of
          California,  Ltd. Employee Savings  Plan (incorporated by
          reference  to  Exhibit  10.4  to  Form  S-2  Registration
          Statement  of the Registrant filed  on September 2, 1993,
          File No. 33-68288).
 10.9.1   First Amendment to Certified Grocers of California,  Ltd.
          Employee  Savings  Plan  (incorporated  by  reference  to
          Exhibit 10.4.1 to Form S-2 Registration Statement of  the
          Registrant filed on October 12, 1994, File No 33-56005).
  10.10   Joint  Venture Agreement of Golden Alliance Distribution,
          dated as of April 8, 1992,  between Food 4 Less GM,  Inc.
          and  Grocers General Merchandise Company (incorporated by
          reference  to  Exhibit  10.7  to  Form  S-2  Registration
          Statement  of the Registrant filed  on September 2, 1993.
          File No. 33-68288.
  10.11   Lease, dated  as of  December  23, 1986,  between  Cercor
          Associates and Grocers Specialty Company (incorporated by
          reference  to  Exhibit  10.8  to  Form  S-2  Registration
          Statement of the Registrant  filed on September 2,  1993.
          File No. 33-68288).
  10.12   Expansion  Agreement,  dated  as  of  May  1,  1991,  and
          Industrial Lease,  dated  as  of  May  1,  1991,  between
          Dermody  Properties and  the Registrant  (incorporated by
          reference  to  Exhibit  10.9  to  Form  S-2  Registration
          Statement  of the Registrant filed  on September 2, 1993.
          File No. 33-68288).
10.12.1   Lease Amendment,  dated June  20, 1991,  between  Dermody
          Properties  and the Registrant (incorporated by reference
          to Exhibit 10.9.1 to  Form S-2 Registration Statement  of
          the  Registrant  filed  on September  2,  1993.  File No.
          33-68288).
10.12.2   Lease Amendment, dated October 18, 1991, between  Dermody
          Properties  and the Registrant (incorporated by reference
          to Exhibit 10.9.2 to  Form S-2 Registration Statement  of
          the  Registrant  filed  on September  2,  1993.  File No.
          33-68288).
  10.13   Preferred  Stock  Purchase   Agreement  by  and   between
          Food-4-Less of Modesto, Inc. and Grocers Capital Company,
          dated  as of July  1, 1992 (incorporated  by reference to
          Exhibit 10.10 to the  Registrant's Annual Report on  Form
          10-K  for the fiscal year ended  August 28, 1993 filed on
          November 26, 1993, File No. 0-10815).
  10.14   Preferred Stock Purchase Agreement by and between  SavMax
          Foods,  Inc.  and Grocers  Capital  Company, dated  as of
          December 17, 1993 (incorporated  by reference to  Exhibit
          10.11  to  Post-Effective  Amendment No.  6  to  Form S-2
          Registration  Statement  of   the  Registrant  filed   on
          December 15, 1994, File No. 33-38152).
  10.15   Common Stock Purchase Agreement by and between Michael A.
          Webb  and Grocers  Capital Company, dated  as of December
          17, 1993 (incorporated by  reference to Exhibit 10.12  to
          Post-Effective  Amendment No. 6  to Form S-2 Registration
          Statement of the Registrant  filed on December 15,  1994,
          File No. 33-38152).
  10.16   Agreement  Regarding Common Stock  by and between Michael
          A. Webb, SavMax Foods, Inc. and Grocers Capital  Company,
          dated  as of December 17, 1993 (incorporated by reference
          to Exhibit  10.13 to  Post-Effective Amendment  No. 6  to
          Form  S-2 Registration Statement  of the Registrant filed
          on December 15, 1994, File No. 33-38152).

EXHIBIT                                                               SEQUENTIAL
NUMBER                           DESCRIPTION                           PAGE NO.
-------   ---------------------------------------------------------   ----------
  10.17   Commercial  Lease-Net  dated  December  6,  1994  between
          TriNet   Essential  Facilities  XII  and  the  Registrant
          (incorporated  by  reference  to  Exhibit  10.17  to  the
          Registrant's  Annual Report  on Form 10-K  for the fiscal
          year ended September 2, 1995  filed on December 1,  1995,
          file No. 0-10815).
  10.18   Purchase  Agreement dated  November 21,  1994 between the
          Registrant  and  TriNet  Corporate  Realty  Trust,   Inc.
          (incorporated  by  reference  to  Exhibit  10.18  to  the
          Registrant's Annual Report  on Form 10-K  for the  fiscal
          year  ended September 2, 1995  filed on December 1, 1995,
          file No. 0-10815).
  10.19   Form of  Employment  Agreement between  the  Company  and
          Alfred A. Plamann.
   22.1   Subsidiaries of the Registrant.
    27.   Financial Data Schedule.