Form 10-Q
period 1996-11-30
CERTIFIED GROCERS OF CALIFORNIA LTD
filed 1997-01-14
CIK 320431

                          SECURITIES AND EXCHANGE COMMISSION
                                WASHINGTON, D.C. 20549
                                         10-Q
                                      (Mark One)
[ X ] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

For the quarterly period ended    November 30, 1996
                                  --------------------------------------------
                                          OR
[   ]    TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
         EXCHANGE ACT OF 1934.

For the transition period from              to
                             ---------------  --------------------------------
Commission file number  0-10815
--------------------------------------------------------------------------------

                        Certified Grocers of California, Ltd.
--------------------------------------------------------------------------------
                (Exact name of registrant as specified in its charter)

         California                                   95-0615250
--------------------------------------------------------------------------------
(State or other jurisdiction of        (I.R.S.  employer Identification No.)
incorporation or organization)

2601 S. Eastern Avenue, Los Angeles                        90040
--------------------------------------------------------------------------------
(Address of principal executive offices)                (Zip Code)

                        (213) 726-2601
--------------------------------------------------------------------------------
                  Registrant's telephone number, including area code


--------------------------------------------------------------------------------
  (Former Name, former address and former fiscal year, if changed since last report)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to
such filing requirements for the past 90 days.          Yes  X    No
                                                            ---     ----

                  APPLICABLE ONLY TO ISSUERS INVOLVED IN BANKRUPTCY
                     PROCEEDINGS DURING THE PRECEDING FIVE YEARS

Indicate by check mark whether the registrant has filed all documents and reports required to be filed by Sections 12, 13, or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a
plan confirmed by a court.         Yes       No
                                      ---      ---

                         APPLICABLE ONLY TO CORPORATE ISSUERS

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

    Class A Shares      47,900    Shares as of November 30, 1996
    Class B Shares     383,815    Shares as of November 30, 1996
    Class C Shares          15    Shares as of November 30, 1996

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS
----------------------------

                CERTIFIED GROCERS OF CALIFORNIA, LTD. AND SUBSIDIARIES
                  CONSOLIDATED CONDENSED BALANCE SHEETS (UNAUDITED)
                                (dollars in thousands)


                                                   November 30,     August 31,
                                                       1996           1996
                                                   ------------   ------------
ASSETS

Current:
    Cash and cash equivalents                        $7,448         $6,451
    Accounts and notes receivable                   107,100         98,424
    Inventories                                     148,653        136,303
    Prepaid expenses                                  5,062          4,625
     Deferred taxes                                   5,356          5,356
                                                   ------------   ------------
         Total current assets                       273,619        251,159

Properties, at cost                                 161,093        155,699
    Less, accumulated depreciation                 (84,634)       (82,128)
                                                   ------------   ------------
                                                     76,459         73,571

Investments                                          28,571         27,541
Notes receivable                                     13,374          8,309
Other assets                                         16,842         14,157
                                                   ------------   ------------
         TOTAL ASSETS                              $408,865       $374,737
                                                   ------------   ------------
                                                   ------------   ------------
LIABILITIES AND SHAREHOLDERS' EQUITY

Current:
    Accounts payable                                $84,192        $98,468
    Accrued liabilities                              61,501         59,235
    Notes payable                                    11,477         11,440
    Patrons' excess deposits and estimated
     patronage dividends                             16,850         15,157
                                                   ------------   ------------
              Total current liabilities             174,020        184,300

Notes payable, due after one year                   117,309         75,617
Long-term liabilities                                20,720         20,041
Patrons' deposits and certificates:
     Patrons' required deposits                      16,830         15,524
     Subordinated patronage dividend certificates     6,549          6,549
Shareholders' equity:
    Class A Shares                                    5,213          5,305
    Class B Shares                                   56,504         56,504
    Retained earnings                                11,880         11,436
    Net unrealized gain (loss) on appreciation
     (depreciation) of investments                       95          (284)
     Minimum pension liability adjustment             (255)          (255)
                                                   ------------   ------------
              Total shareholders' equity             73,437         72,706
                                                   ------------   ------------
    TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY     $408,865       $374,737
                                                   ------------   ------------
                                                   ------------   ------------

           The accompanying notes are an integral part of these statements.

                CERTIFIED GROCERS OF CALIFORNIA, LTD. AND SUBSIDIARIES
              CONSOLIDATED CONDENSED STATEMENTS OF EARNINGS (UNAUDITED)
                               (dollars in thousands)

                                                      13 Weeks Ended
                                               ----------------------------
                                               November 30,    December 2,
                                                   1996           1995
                                                ------------   ------------
Net sales                                          $500,828       $493,027
                                                ------------   ------------
Costs and expenses:
   Cost of sales                                    458,860        450,866
   Distribution, selling and administrative          34,287         33,742
                                                ------------   ------------
Operating income                                      7,681          8,419

Interest expense                                    (2,885)        (3,827)
                                                ------------   ------------
Earnings before estimated patronage dividends
   and provision for income taxes                    4,796          4,592
Estimated patronage dividends                       (3,930)        (3,400)
                                                ------------   ------------
Earnings before income tax provision                    866          1,192
Provision for income taxes                              313            418
                                                ------------   ------------
Net earnings                                         $  553         $  774
                                                ------------   ------------
                                                ------------   ------------

           The accompanying notes are an integral part of these statements.

                CERTIFIED GROCERS OF CALIFORNIA, LTD. AND SUBSIDIARIES
             CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS (UNAUDITED)
         FOR THE THIRTEEN WEEKS ENDED NOVEMBER 30, 1996 AND DECEMBER 2, 1995
                                (dollars in thousands)


                                               November 30,    December 2,
                                                   1996           1995
                                                ------------   ------------
Cash flows from operating activities:
Net earnings                                           $553           $774
                                                ------------   ------------
   Adjustments to reconcile net earnings to net cash utilized by operating activities:

     Depreciation and amortization                    2,895          2,453
     Gain on disposal of properties                    (17)           (30)
     Accrued benefit costs                              913            878
     Accrued sublease liability                        (88)           (52)
     Decrease (increase) in assets:
        Accounts and notes receivable               (8,676)       (21,141)
        Inventories                                (12,350)            522
        Prepaid expenses                              (437)          (838)
        Notes receivable                            (5,065)        (4,306)
     Increase (decrease) in liabilities:
        Accounts payable                           (14,276)        (6,204)
        Accrued liabilities                           2,269          3,995
        Patrons' excess deposits and estimated
           patronage dividends                        1,693          2,997
        Long-term liabilities, other                  (149)           (14)
                                                ------------   ------------
Net cash utilized by operating activities          (32,735)       (20,966)
                                                ------------   ------------

Cash flows from investing activities:
   Purchase of properties                           (5,528)        (1,864)
   Proceeds from sales of properties                     18             40
   Increase in other assets                         (2,941)        (1,273)
   Investment in securities, net                      (651)          (684)
                                                ------------   ------------
Net cash utilized by investing activities           (9,102)        (3,781)
                                                ------------   ------------

Cash flows from financing activities:
   Additions to long-term notes payable              42,346         26,419
   Reduction of short-term notes payable              (617)          (582)
   Increase in members' required deposits             1,306            221
   Repurchase of shares from members                  (302)          (100)
   Issuance of shares to members                        101             99
                                                ------------   ------------
Net cash provided by financing activities            42,834         26,057
                                                ------------   ------------

Net increase in cash and cash equivalents               997          1,310
Cash and cash equivalents at beginning of year        6,451          7,329
                                                ------------   ------------
Cash and cash equivalents at end of period           $7,448         $8,639
                                                ------------   ------------
                                                ------------   ------------

Supplemental disclosure of cash flow
 information:
Cash paid during the period for:
   Interest                                          $3,680         $4,820
   Income taxes                                       2,203
                                                ------------   ------------
                                                     $5,883         $4,820
                                                ------------   ------------
                                                ------------   ------------


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

3. The Company reclassified $654,000 from long-term to short-term debt (a noncash financing activity) for the thirteen weeks ended November 30, 1996, in its Consolidated Condensed Statements of Cash Flows.

4. The Company has an investment in the Preferred Stock and Common Stock of Sav Max Foods, Inc. ("Sav Max"), a customer whose principal offices are located in Modesto, California. At November 30, 1996, Sav Max was in default under the terms of the Preferred Stock Agreement. The Company and Sav Max are in negotiations regarding the default. In the opinion of management, there has been no significant dilution in the value of the Company's investment.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

LIQUIDITY AND CAPITAL RESOURCES

    The Company relies upon cash flow from operations, patron deposits, Patronage Certificates, shareholdings, and borrowings under the Company's credit lines, to finance operations. Net cash utilized by operating activities totaled $32.7 million for the first thirteen weeks of fiscal 1997 (the "1997 period"), as compared to $20.9 million for the first thirteen weeks of fiscal 1996 (the "1996 period"). Net cash utilized for the 1997 period and 1996 period is due primarily to increased accounts and notes receivable in the cooperative, general merchandise, and insurance operations, and increased inventories and accounts payable in the distribution operations. This reflects seasonal member volume increases in the cooperative and general merchandise operations as well as increased premium receivables in the insurance operations due to annual workers' compensation and general liability policy renewals. The Company's improvements in its distribution and manufacturing operations, revised marketing programs, and loan sale proceeds provide adequate operating cash flow to conduct the Company's business operations. At November 30, 1996, working capital was $99.6 million, as compared to $66.9 million at August 31, 1996, and the Company's current ratio was 1.6 to 1 at the end of the 1997 period and 1.4 to 1 at fiscal 1996 year end. Working capital varies primarily as a result of seasonal inventory requirements.

    Capital expenditures totaled $5.5 million in the first thirteen weeks of fiscal 1997. The 1997 expenditures include purchases of computer and warehouse equipment.

    The Company and one of its subsidiaries, Grocers Capital
Company ("GCC") have agreements with certain banks that provide for committed lines of credit. These credit lines are available for general working capital, acquisitions, and maturing long-term debt. One credit agreement is collateralized by accounts receivable, inventory, and certain other assets of Certified Grocers of California, Ltd. and two of its principal subsidiaries, excluding equipment, real property and the assets of GCC. GCC's credit agreement is collateralized by its loan portfolio. The agreements provide for Eurodollar basis or prime basis borrowings at the Company's option. At the end of the first quarter of fiscal 1997, the Company had $145 million in committed lines of credit, of which $75 million was not utilized. As of November 30, 1996, the Company's outstanding borrowings, including obligations under capital leases of approximately $3.5 million, amounted to $128.8 million, of which $117.3 million was classified as noncurrent.

    Certified distributes at least 20% of the patronage dividends in cash and distributes Class B Shares as a portion of the patronage dividends distributed to its member-patrons.

    Patrons are generally required to maintain subordinated deposits with the Company and member-patrons purchase shares of stock of the Company. Upon termination of patron status, the withdrawing patron will be entitled to recover deposits in excess of its obligations to the Company if permitted by the applicable subordination provisions, and a member-patron also will be entitled to have its shares redeemed, subject to applicable legal requirements, Company policies and credit agreement limitations. The Company's current redemption policy limits the Class B Shares that the Company is obligated to redeem in any year to 5% of the number of Class B Shares deemed outstanding at the end of the preceding fiscal year. In fiscal 1996, this limitation restricted the Company's redemption of shares to 19,238 shares for $3,190,815. In fiscal 1997, the 5% limitation restricts the Company's redemption of shares to 19,191 shares for $3,222,937. The number of shares tendered for redemption at November 30, 1996, totaled 79,207 (or approximately $13.3 million using fiscal 1996 year end book values), which exceeds the amount that can be redeemed in fiscal 1997. Consequently, the Company will be required to make redemptions in fiscal 1998, 1999, and 2000, with such redemptions approximating $9.8 million based on 1996 year end book values and estimated share issuances for those years. The redemption price for shares is based upon their book value as of the end of the year preceding redemption. Cash flow to fund redemption of shares is provided from operations, patron deposits, current shareholdings and borrowings under the Company's credit lines.

RESULTS OF OPERATIONS
      The following table sets forth selected financial data of the Company expressed as a percentage of sales for the periods indicated below:

                                                     FOR THE THIRTEEN WEEKS ENDED
                                                NOVEMBER 30, 1996     DECEMBER 2, 1995
                                                -----------------    ----------------

Net sales                                             100.0%                    100.0%
Cost of sales                                          91.6                      91.4
Distribution, selling and administrative                6.8                       6.8
Operating income                                        1.6                       1.8
Interest expense                                        0.6                       0.8
Estimated patronage dividends                           0.8                       0.7
Earnings after patronage dividends and before
    income taxes                                        0.2                       0.3
Provision for income taxes                              0.1                       0.1
Net earnings                                            0.1                       0.2


NET SALES
     Net sales totaled $500.8 million for the 1997 period as compared to $493.0 million in the 1996 period. The sales increase of $7.8 million represents a 1.6% increase over the 1996 period. The improvement in sales is the result of the benefits of the Company's new impact-based pricing, and additional sales in the northern California meat division. These sales increases were partially offset by lower volume in the Company's general merchandise subsidiary as a result of reduced purchases by Food 4 Less GM, Inc. ("F4LGM").

COST OF SALES
     Cost of sales totaled $458.9 million, or 91.6% of net sales for the 1997 period. In comparison to the 1996 period, cost of sales for the 1997 period is slightly higher by approximately 0.2%. The increase is primarily due to the Company's new customer-centered impact-based pricing program. The new pricing program recognizes the benefits and efficiencies of order size and calculates fees primarily at category level. The result in comparison to the prior period is lower prices to the customer as a result of improved efficiencies.

DISTRIBUTION, SELLING AND ADMINISTRATIVE
      Distribution, selling and administrative expenses were $34.3 million (or 6.8%) of net sales in the 1997 period, as compared to $33.7 million (or 6.8%) of net sales in the 1996 period. The level of expenses for the 1997 period is consistent with the 1996 period.

OPERATING INCOME
    Operating income totaled $7.7 million for the 1997 period, as compared to $8.4 million for the 1996 period. The lower operating income is primarily due to a reduction in finance income pursuant to the sale of $27.9 million of finance receivables in August 1996.

INTEREST
    Interest expense in the 1997 period decreased from $3.8 million (0.8% of sales) in the 1996 period to $2.9 million (0.6% of sales) in the 1997 period.
 The decrease is due to lower borrowing requirements resulting from the sale of finance receivables in August 1996.

ESTIMATED PATRONAGE DIVIDENDS
    Estimated patronage dividends totaled $3.9 million for the 1997 period as compared to $3.4 million for the 1996 period. The $530,000 (15.6%) increase over the prior period is due to efficiency improvements made as a result of the Company's new impact-based pricing in its cooperative divisions.

NET EARNINGS
    Net earnings for the 1997 period were $553,000 compared to net earnings of $774,000 for the 1996 period. The decrease is due to slightly lower earnings over the prior year in the Company's general merchandise subsidiary resulting from the reduced level of purchases by F4LGM.

PART II.  OTHER INFORMATION

Item 1.  Legal Proceedings

    Reference is made to the Company's Annual Report on Form 10-K for the fiscal year ended August 31, 1996, for a description of the Company's involvement with respect to the cleanup of hazardous waste at Operating Industries, Inc. Superfund Site in Monterey Park, California.

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

                        CERTIFIED GROCERS OF CALIFORNIA, LTD.
                        -------------------------------------
                                     (Registrant)



Dated:  January 14, 1997           By    ALFRED A. PLAMANN
                                      -----------------------
                                         Alfred A. Plamann
                                           President and
                                      Chief Executive Officer



                                   By    DANIEL T. BANE
                                      -----------------------
                                         Daniel T. Bane
                                      Senior Vice President - Finance &
                                   Administration and Chief Financial Officer



                                   By   RANDALL G. SCOVILLE
                                      -----------------------
                                        Randall G. Scoville
                                        Corporate Controller