Form 10-Q
period 1997-03-01
CERTIFIED GROCERS OF CALIFORNIA LTD
filed 1997-04-15
CIK 320431

                          SECURITIES AND EXCHANGE COMMISSION
                                WASHINGTON, D.C. 20549
                                         10-Q
(Mark One)
[ X ] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

For the quarterly period ended       March 1, 1997
                                ------------------------------------------------
                                          OR
[   ]    TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
         EXCHANGE ACT OF 1934.

For the transition period from                        to
                              ------------------------  -----------------------

Commission file number       0-10815
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
                     PROCEEDINGS DURING THE PRECEDING FIVE YEARS

Indicate by check mark whether the registrant has filed all documents and reports required to be filed by Sections 12, 13, or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan
confirmed by a court.                                      Yes      No
                                                              -----    -----

                         APPLICABLE ONLY TO CORPORATE ISSUERS

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

    Class A Shares       47,700     Shares as of March 1, 1997
    Class B Shares      364,624     Shares as of March 1, 1997
    Class C Shares           15     Shares as of March 1, 1997

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

                CERTIFIED GROCERS OF CALIFORNIA, LTD. AND SUBSIDIARIES
                  CONSOLIDATED CONDENSED BALANCE SHEETS (UNAUDITED)
                                (dollars in thousands)


                                                                     March 1,      August 31,
                                                                       1997           1996
                                                                   ------------   ------------
ASSETS

Current:
  Cash and cash equivalents                                              $8,447         $6,451
  Accounts and notes receivable                                          94,352         98,424
  Inventories                                                           142,728        136,303
  Prepaid expenses                                                        4,771          4,625
  Deferred taxes                                                          5,356          5,356
                                                                   ------------   ------------
        Total current assets                                            255,654        251,159

Properties, at cost                                                     161,613        155,699
  Less, accumulated depreciation                                        (87,296)       (82,128)
                                                                   ------------   ------------
                                                                         74,317         73,571

Investments                                                              29,222         27,541
Notes receivable                                                         10,831          8,309
Other assets                                                             17,340         14,157
                                                                   ------------   ------------
        TOTAL ASSETS                                                   $387,364       $374,737
                                                                   ------------   ------------
                                                                   ------------   ------------

LIABILITIES AND SHAREHOLDERS' EQUITY

Current:
  Accounts payable                                                      $75,087        $98,468
  Accrued liabilities                                                    57,830         59,235
  Notes payable                                                          11,515         11,440
  Patrons' excess deposits and estimated patronage dividends             17,099         15,157
                                                                   ------------   ------------
            Total current liabilities                                   161,531        184,300

Notes payable, due after one year                                       114,829         75,617
Long-term liabilities                                                    17,883         20,041
Patrons' deposits and certificates:
  Patrons' required deposits                                             16,014         15,524
  Subordinated patronage dividend certificates                            6,525          6,549
Shareholders' equity:
   Class A Shares                                                         5,240          5,305
   Class B Shares                                                        53,605         56,504
   Retained earnings                                                     12,128         11,436
   Net unrealized loss on depreciation of investments                      (136)          (284)
   Minimum pension liability adjustment                                    (255)          (255)
                                                                   ------------   ------------
            Total shareholders' equity                                   70,582         72,706
                                                                   ------------   ------------
  TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY                           $387,364       $374,737
                                                                   ------------   ------------
                                                                   ------------   ------------



           The accompanying notes are an integral part of these statements.

                CERTIFIED GROCERS OF CALIFORNIA, LTD. AND SUBSIDIARIES
              CONSOLIDATED CONDENSED STATEMENTS OF EARNINGS (UNAUDITED)
                                (dollars in thousands)


                                                        13 Weeks Ended               26 Weeks Ended
                                                   -----------------------       -----------------------
                                                   March 1,       March 2,       March 1,       March 2,
                                                     1997           1996           1997           1996
                                                   --------       --------       --------       --------
Net sales                                          $472,620       $478,954       $973,448       $971,981
                                                   --------       --------       --------       --------

Costs and expenses:
   Cost of sales                                    430,741        435,251        889,601        886,117
   Distribution, selling and administrative          33,495         34,524         67,782         68,266
                                                   --------       --------       --------       --------
Operating income                                      8,384          9,179         16,065         17,598

Interest expense                                     (3,328)        (3,953)        (6,213)        (7,780)
                                                   --------       --------       --------       --------

Earnings before estimated patronage dividends
   and provision for income taxes                     5,056          5,226          9,852          9,818
Estimated patronage dividends                        (4,119)        (3,156)        (8,049)        (6,556)
                                                   --------       --------       --------       --------

Earnings before income tax provision                    937          2,070          1,803          3,262
Provision for income taxes                              304            742            617          1,160
                                                   --------       --------       --------       --------

Net earnings                                         $  633         $1,328         $1,186         $2,102
                                                   --------       --------       --------       --------
                                                   --------       --------       --------       --------



           The accompanying notes are an integral part of these statements.

                CERTIFIED GROCERS OF CALIFORNIA, LTD. AND SUBSIDIARIES
             CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS (UNAUDITED)
           FOR THE TWENTY-SIX  WEEKS ENDED MARCH 1, 1997 AND  MARCH 2, 1996
                                (dollars in thousands)


                                                                  March 1,       March 2,
                                                                    1997           1996
                                                                  --------       --------
Cash flows from operating activities:
Net earnings                                                        $1,186         $2,102
                                                                  --------       --------
   Adjustments to reconcile net earnings to net
      cash (utilized) provided by operating activities:
     Depreciation and amortization                                   5,944          4,981
     Loss (gain) on disposal of properties                              49           (106)
     Accrued benefit costs                                              41          1,383
     Accrued sublease liability                                       (179)          (106)
     Decrease (increase) in assets:
        Accounts and notes receivable                                4,048        (16,219)
        Inventories                                                 (6,425)        11,300
        Prepaid expenses                                              (146)          (407)
        Notes receivable                                            (5,935)        (1,038)
     Increase (decrease) in liabilities:
        Accounts payable                                           (23,381)          (708)
        Accrued liabilities                                         (1,398)         2,213
        Patrons' excess deposits and estimated
           patronage dividends                                       1,942          3,053
        Long-term liabilities, other                                (2,027)           (27)
                                                                  --------       --------
Net cash (utilized) provided by operating activities               (26,281)         6,421
                                                                  --------       --------

Cash flows from investing activities:
   Purchase of properties                                           (6,764)        (4,283)
   Proceeds from sales of properties                                   638            117
   Increase in other assets                                         (3,796)        (2,147)
   Investment in securities, net                                    (1,533)        (4,388)
   Proceeds from sale of notes receivable                            3,413
                                                                  --------       --------
Net cash utilized by investing activities                           (8,042)       (10,701)
                                                                  --------       --------

Cash flows from financing activities:
   Additions to long-term notes payable                             40,530          9,800
   Reduction of short-term notes payable                            (1,243)        (1,173)
   Increase in members' required deposits                              490            107
   Repurchase of shares from members                                (3,660)        (3,689)
   Issuance of shares to members                                       202            432
                                                                  --------       --------
Net cash provided by financing activities                           36,319          5,477
                                                                  --------       --------

Net increase in cash and cash equivalents                            1,996          1,197
Cash and cash equivalents at beginning of year                       6,451          7,329
                                                                  --------       --------
Cash and cash equivalents at end of period                          $8,447         $8,526
                                                                  --------       --------
                                                                  --------       --------

Supplemental disclosure of cash flow information:
Cash paid during the period for:
   Interest                                                         $6,527         $7,826
   Income taxes                                                      2,453            320
                                                                  --------       --------


                                                                    $8,980         $8,146
                                                                  --------       --------
                                                                  --------       --------



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

3. The Company reclassified $1,318,000 from long-term to short-term debt (a noncash financing activity) for the twenty-six weeks ended March 1, 1997, in its Consolidated Condensed Statements of Cash Flows.

4. The Company has an investment in the Preferred Stock and Common Stock of Sav Max Foods, Inc. ("Sav Max"), a customer whose principal offices are located in Modesto, California. At March 1, 1997, Sav Max was in default under the terms of the Preferred Stock Agreement. The Company and Sav Max are in negotiations regarding the default. In the opinion of management, there has been no significant dilution in the value of the Company's investment.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

LIQUIDITY AND CAPITAL RESOURCES

    The Company relies upon cash flow from operations, patron deposits, Patronage Certificates, shareholdings, and borrowings under the Company's credit lines, to finance operations. Net cash utilized by operating activities totaled $26.3 million for the first twenty-six weeks of fiscal 1997 (the "1997 period"), as compared to $6.4 million provided by operations for the first twenty-six weeks of fiscal 1996 (the "1996 period"). Net cash utilized for the 1997 period is primarily due to increased inventories and decreased accounts payable in the distribution operations. The Company's improvements in its distribution and manufacturing operations, revised marketing programs, and loan sale proceeds provide adequate operating cash flow to conduct the Company's business operations. At March 1, 1997, working capital was $94.1 million, as compared to $66.9 million at August 31, 1996, and the Company's current ratio was 1.6 to 1 at March 1, 1997 and 1.4 to 1 at fiscal 1996 year end. Working capital varies primarily as a result of seasonal inventory requirements.

    Capital expenditures totaled $6.8 million in the first twenty-six weeks of fiscal 1997. The 1997 expenditures include purchases of computer equipment, leasehold improvements, and warehouse equipment.

    The Company and one of its subsidiaries, Grocers Capital Company ("GCC") have agreements with certain banks that provide for committed lines of credit. These credit lines are available for general working capital, acquisitions, and maturing long-term debt. One credit agreement is collateralized by accounts receivable, inventory, and certain other assets of Certified Grocers of California, Ltd. and two of its principal subsidiaries, excluding equipment, real property and the assets of GCC. GCC's credit agreement is collateralized by its loan portfolio. The agreements provide for Eurodollar basis or prime basis borrowings at the Company's option. At the end of the second quarter of fiscal 1997, the Company had $145 million in committed lines of credit, of which $77 million was not utilized. As of March 1, 1997, the Company's outstanding borrowings, including obligations under capital leases of approximately $3.3 million, amounted to $126.3 million, of which $114.8 million was classified as noncurrent.

    Certified distributes at least 20% of the patronage dividends in cash and distributes Class B Shares as a portion of the patronage dividends distributed to its member-patrons.

    Patrons are generally required to maintain subordinated deposits with the Company and member-patrons purchase shares of stock of the Company. Upon termination of patron status, the withdrawing patron will be entitled to recover deposits in excess of its obligations to the Company if permitted by the applicable subordination provisions, and a member-patron also will be entitled to have its shares redeemed, subject to applicable legal requirements, Company policies and credit agreement limitations. The Company's current redemption policy limits the Class B Shares that the Company is obligated to redeem in any year to 5% of the number of Class B Shares deemed outstanding at the end of the preceding fiscal year. In fiscal 1996, this limitation restricted the Company's redemption of shares to 19,238 shares for $3,190,815. In fiscal 1997, the 5% limitation restricts the Company's redemption of shares to 19,191 shares for $3,222,937, and as of March 1, 1997, that number of shares has been redeemed. The number of shares tendered for redemption at March 1, 1997, totaled 61,899 (or approximately $10.4 million using fiscal 1996 year end book values), which exceeds the amount that can be redeemed in fiscal 1997. Consequently, the Company will be required to make redemptions in fiscal 1998, 1999, and 2000, with such redemptions approximating $9.8 million based on 1996 year end book values and estimated share issuances for those years. The redemption price for shares is based upon their book value as of the end of the year preceding redemption. Cash flow to fund redemption of shares is provided from operations, patron deposits, current shareholdings and borrowings under the Company's credit lines.

RESULTS OF OPERATIONS
    The following table sets forth selected financial data of the Company expressed as a percentage of sales for the periods indicated below:

                                                 For the Twenty-Six Weeks Ended
                                                 ------------------------------

                                                 March 1, 1997    March 2, 1996
                                                 -------------    -------------
Net sales                                                 100%             100%
Cost of sales                                             91.4             91.2
Distribution, selling and administrative                   7.0              7.0
Operating income                                           1.6              1.8
Interest expense                                           0.6              0.8
Estimated patronage dividends                              0.8              0.7
Earnings after dividend and before income taxes            0.2              0.3
Provision for income taxes                                 0.1              0.1
Net earnings                                               0.1              0.2

NET SALES
    Net sales totaled $973.4 million for the 1997 period as compared to $972.0 million in the 1996 period. The sales increase of $1.4 million represents a 0.15% increase over the 1996 period. The improvement in sales is the result of the benefits of the Company's new impact-based pricing, and additional sales in the northern California meat division. These sales increases were partially offset by lower volume in the Company's general merchandise subsidiary as a result of reduced purchases by Food 4 Less GM, Inc. ("F4LGM"), reduced sales to Megafood Stores ("Megafood"), and the sale of the Company's Hawaiian subsidiary, Hawaiian Grocery Stores, Ltd. ("HGS") in May 1996. Effective December 1996, the Arizona stores previously owned by Megafood were sold to Basha's Inc. ("Basha's"). Basha's self-distributes most of the product previously supplied to Megafood by the Company. Accordingly, the Company's sales to Megafood have been significantly impacted by this transaction. During the first 26 weeks of fiscal 1997, sales relating to F4LGM, Megafood, and HGS were approximately $64 million below the same period in fiscal 1996.

COST OF SALES
    Cost of sales totaled $889.6 million, or 91.4% of net sales for the 1997 period. In comparison to the 1996 period, cost of sales for the 1997 period is slightly higher by approximately 0.2%. The increase is primarily due to the Company's new customer-centered impact-based pricing program. The new pricing program recognizes the benefits and efficiencies of order size and calculates fees primarily at category level. The result in comparison to the prior period is lower prices to the customer as a result of improved efficiencies.

DISTRIBUTION, SELLING AND ADMINISTRATIVE
    Distribution, selling and administrative expenses were $67.8 million (or 7.0%) of net sales in the 1997 period, as compared to $68.3 million (or 7.0%) of net sales in the 1996 period. The level of expense for the 1997 period is consistent with the 1996 period.

OPERATING INCOME
    Operating income totaled $16.1 million for the 1997 period, as compared to $17.6 million for the 1996 period. The lower operating income is primarily due to a reduction in finance income pursuant to the sale of $27.9 million and $3.4 million of finance receivables in August 1996 and January 1997, respectively.

INTEREST
    Interest expense in the 1997 period decreased from $7.8 million (0.8% of sales) in the 1996 period to $6.2 million (0.6% of sales) in the 1997 period. The decrease is due to lower borrowing requirements resulting from the sale of finance receivables in August 1996 and January 1997.

ESTIMATED PATRONAGE DIVIDENDS
    Estimated patronage dividends totaled $8.1 million for the 1997 period as compared to $6.6 million for the 1996 period. The $1.5 million (22.8%) increase over the prior period is due to efficiency improvements made as a result of the Company's new impact-based pricing in its cooperative divisions.

NET EARNINGS
    Net earnings for the 1997 period were $1,186,000 compared to net earnings of $2,102,000 for the 1996 period. The decrease is primarily due to the lower volume in the Company's general merchandise subsidiary.

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

                             CERTIFIED GROCERS OF CALIFORNIA, LTD.
                             -------------------------------------
                                       (Registrant)





Dated:  April 14, 1997       By       ALFRED A. PLAMANN
                                ----------------------------
                                      Alfred A. Plamann
                                        President and
                                   Chief Executive Officer



                             By       DANIEL T. BANE
                                ----------------------------
                                      Daniel T. Bane
                                  Senior Vice President,
                                Finance and Administration
                                and Chief Financial Officer



                             By     RANDALL G. SCOVILLE
                                ----------------------------
                                    Randall G. Scoville
                                    Corporate Controller