Form 10-Q
period 1997-05-31
CERTIFIED GROCERS OF CALIFORNIA LTD
filed 1997-07-21
CIK 320431

                          SECURITIES AND EXCHANGE COMMISSION
                                WASHINGTON, D.C. 20549
                                         10-Q
(Mark One)
[ X ] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

For the quarterly period ended    May 31,1997
                               ------------------------------------------------
                                          OR
[   ]    TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
         EXCHANGE ACT OF 1934.

For the transition period from____________________to____________________________

Commission file number  0-10815
--------------------------------------------------------------------------------
                        Certified Grocers of California, Ltd.
--------------------------------------------------------------------------------
                (Exact name of registrant as specified in its charter)

         California                    95-0615250
--------------------------------------------------------------------------------
(State or other jurisdiction           (I.R.S.  employer Identification No.)
 of incorporation or organization)

2601 S. Eastern Avenue, Los Angeles                        90040
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
                     PROCEEDINGS DURING THE PRECEDING FIVE YEARS

 Indicate by check mark whether the registrant has filed all documents and reports required to be filed by Sections 12, 13, or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan
confirmed by a court.                                           Yes       No
                                                                    ---     ---

                         APPLICABLE ONLY TO CORPORATE ISSUERS

     Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

    Class A Shares       47,600        Shares as of May 31, 1997
    Class B Shares      364,624        Shares as of May 31, 1997
    Class C Shares           15        Shares as of May 31, 1997

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

                CERTIFIED GROCERS OF CALIFORNIA, LTD. AND SUBSIDIARIES
                  CONSOLIDATED CONDENSED BALANCE SHEETS (UNAUDITED)
                                (dollars in thousands)



                                                                       May 31,      August 31,
                                                                        1997           1996
                                                                      --------      ----------
ASSETS

Current:
    Cash and cash equivalents                                          $10,051          $6,451
    Accounts and notes receivable                                       88,676          98,424
    Inventories                                                        136,708         136,303
    Prepaid expenses                                                     5,138           4,625
    Deferred taxes                                                       5,356           5,356
                                                                      --------        --------
         Total current assets                                          245,929         251,159

Properties, at cost                                                    166,201         155,699
    Less, accumulated depreciation                                     (90,121)        (82,128)
                                                                      --------        --------
                                                                        76,080          73,571

Investments                                                             27,317          27,541
Notes receivable                                                        17,022           8,309
Other assets                                                            17,346          14,157
                                                                      --------        --------
         TOTAL ASSETS                                                 $383,694        $374,737
                                                                      --------        --------
                                                                      --------        --------

LIABILITIES AND SHAREHOLDERS' EQUITY

Current:
    Accounts payable                                                   $79,002         $98,468
    Accrued liabilities                                                 53,886          59,235
    Notes payable                                                       11,515          11,440
    Patrons' excess deposits and estimated patronage dividends          17,088          15,157
                                                                      --------        --------
         Total current liabilities                                     161,491         184,300

Notes payable, due after one year                                      108,636          75,617
Long-term liabilities                                                   17,698          20,041
Patrons' deposits and certificates:
    Patrons' required deposits                                          17,940          15,524
    Subordinated patronage dividend certificates                         6,525           6,549
Shareholders' equity:
    Class A Shares                                                       5,255           5,305
    Class B Shares                                                      53,605          56,504
    Retained earnings                                                   12,935          11,436
    Net unrealized loss on depreciation of investments                    (136)           (284)
    Minimum pension liability adjustment                                  (255)           (255)
                                                                      --------        --------
         Total shareholders' equity                                     71,404          72,706
                                                                      --------        --------
    TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY                        $383,694        $374,737
                                                                      --------        --------
                                                                      --------        --------

            The accompanying notes are an integral part of these statements.

                CERTIFIED GROCERS OF CALIFORNIA, LTD. AND SUBSIDIARIES
              CONSOLIDATED CONDENSED STATEMENTS OF EARNINGS (UNAUDITED)
                                (dollars in thousands)


                                                        13 Weeks Ended              39 Weeks Ended
                                                   -----------------------     -------------------------

                                                    May 31,        June 1,       May 31,        June 1,
                                                     1997           1996          1997           1996
                                                   --------       --------     ----------     ----------

Net sales                                          $472,049       $486,725     $1,445,497     $1,458,706
                                                   --------       --------     ----------     ----------

Costs and expenses:
 Cost of sales                                      430,239        446,003      1,319,840      1,332,120
 Distribution, selling and administrative            34,761         34,023        102,543        102,289
                                                   --------       --------     ----------     ----------
Operating income                                      7,049          6,699         23,114         24,297

Interest expense
Other income                                         (3,569)        (3,446)        (9,782)       (11,226)
                                                        458            366            458            366
                                                   --------       --------     ----------     ----------

Earnings before estimated patronage dividends
 and provision for income taxes                       3,938          3,619         13,790         13,437
Estimated patronage dividends                        (2,621)        (2,050)       (10,670)        (8,606)
                                                   --------       --------     ----------     ----------

Earnings before income tax provision                  1,317          1,569          3,120          4,831
Provision for income taxes                              478            635          1,095          1,795
                                                   --------       --------     ----------     ----------

Net earnings                                          $ 839          $ 934         $2,025         $3,036
                                                   --------       --------     ----------     ----------
                                                   --------       --------     ----------     ----------




          The accompanying notes are an integral part of these statements.

                CERTIFIED GROCERS OF CALIFORNIA, LTD. AND SUBSIDIARIES
             CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS (UNAUDITED)
            FOR THE THIRTY-NINE  WEEKS ENDED MAY 31, 1997 AND JUNE 1, 1996
                                (dollars in thousands)



                                                                   May 31,        June 1,
                                                                    1997           1996
                                                                  --------       --------
Cash flows from operating activities:
Net earnings                                                        $2,025         $3,036
                                                                  --------       --------
 Adjustments to reconcile net earnings to net
    cash (utilized) provided by operating activities:
 Gain on sales of investments in affiliates                           (458)          (366)
 Reduction in fair value of investment                               1,500
 Depreciation and amortization                                       9,013          7,477
 Loss (gain) on disposal of properties                                  80           (127)
 Accrued benefit costs                                                 697          1,899
 Accrued sublease liability                                           (260)           (31)
 Decrease (increase) in assets:
    Accounts and notes receivable                                    5,724         (3,067)
    Inventories                                                       (405)        11,263
    Prepaid expenses                                                  (513)          (650)
    Notes receivable                                                (8,126)        (4,577)
 Increase (decrease) in liabilities:
    Accounts payable                                               (19,466)          (461)
    Accrued liabilities                                             (5,338)         8,744
    Patrons' excess deposits and estimated
      patronage dividends                                            1,931          2,868
    Long-term liabilities, other                                    (2,791)         2,959
                                                                  --------       --------
Net cash (utilized) provided by operating activities               (16,387)        28,967
                                                                  --------       --------

Cash flows from investing activities:
 Purchase of properties                                            (11,332)        (7,472)
 Proceeds from sales of properties                                     607             22
 Increase in other assets                                           (4,066)        (1,171)
 Investment in securities, net                                      (1,128)        (5,236)
 Sales of investments in affiliates, net of cash disposed*             458          1,902
 Proceeds from sale of notes receivable                              3,413
                                                                  --------       --------
Net cash utilized by investing activities                          (12,048)       (11,955)
                                                                  --------       --------

Cash flows from financing activities:
 Additions to long-term notes payable                               43,722
 Reduction of long-term notes payable                               (8,750)        (6,013)
 Additions to short-term notes payable                                              2,000
 Reduction of short-term notes payable                              (1,878)       (10,524)
 Increase in members' required deposits                              2,416          1,250
 Repurchase of shares from members                                  (3,878)        (3,839)
 Issuance of shares to members                                         403            625
                                                                  --------       --------
Net cash provided (utilized) by financing activities                32,035        (16,501)
                                                                  --------       --------

Net increase in cash and cash equivalents                            3,600            511
Cash and cash equivalents at beginning of year                       6,451          7,329
                                                                  --------       --------
Cash and cash equivalents at end of period                         $10,051         $7,840
                                                                  --------       --------
                                                                  --------       --------

Supplemental disclosure of cash flow information:
Cash paid during the period for:
 Interest                                                          $10,952        $12,705
 Income taxes                                                        2,603            380
                                                                  --------       --------
                                                                   $13,555        $13,085
                                                                  --------       --------
                                                                  --------       --------





            The accompanying notes are an integral part of these statements.

                CERTIFIED GROCERS OF CALIFORNIA, LTD. AND SUBSIDIARIES
             CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS (UNAUDITED)
            FOR THE THIRTY-NINE WEEKS ENDED MAY 31, 1997 AND JUNE 1, 1996
                                (dollars in thousands)


                                                                     June 1,
                                                                      1996
                                                                     -------

* Sales of investments in affiliates, net of cash disposed:
Working capital, other than cash                                     $6,431
Property, plant and equipment                                           435
Investment in preferred stock                                        (1,000)
Other assets                                                             70
Proceeds in excess of net assets of affiliates sold, net                366
Long-term debt                                                       (4,400)
                                                                     -------
  Net cash effect from sales of investments in affiliates            $1,902
                                                                     -------
                                                                     -------





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

3. The Company reclassified $1,953,000 from long-term to short-term debt (a noncash financing activity) for the thirty-nine weeks ended May 31, 1997, in its Consolidated Condensed Statements of Cash Flows.

4. The Company has an investment in the Preferred Stock and Common Stock of Sav Max Foods, Inc. ("Sav Max"), a customer whose principal offices are located in Modesto, California. On May 15, 1997, the Company completed a restructuring agreement with Sav Max. As a result of this agreement, Sav Max is no longer in default under the terms of the Preferred Stock Agreement. In connection with this restructuring, the Company has recorded a $1.5 million reduction in the fair value of its investment in Sav Max.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

LIQUIDITY AND CAPITAL RESOURCES

    The Company relies upon cash flow from operations, patron deposits, Patronage Certificates, shareholdings, and borrowings under the Company's credit lines, to finance operations. Net cash utilized by operating activities totaled $16.4 million for the first thirty-nine weeks of fiscal 1997 (the "1997 period"), as compared to $29 million provided by operations for the first thirty-nine weeks of fiscal 1996 (the "1996 period"). Net cash utilized for the 1997 period is primarily due to decreased accounts payable in the distribution operations. The Company's improvements in its distribution and manufacturing operations, revised marketing programs, and loan sale proceeds provide adequate operating cash flow to conduct the Company's business operations. At May 31, 1997, working capital was $84.4 million, as compared to $66.9 million at August 31, 1996, and the Company's current ratio was 1.5 to 1 at May 31, 1997 and 1.4 to 1 at fiscal 1996 year end. Working capital varies primarily as a result of seasonal inventory requirements.

    Capital expenditures totaled $11.3 million in the first thirty-nine weeks of fiscal 1997. The 1997 expenditures include purchases of computer equipment, leasehold improvements, and warehouse equipment.

    The Company and one of its subsidiaries, Grocers Capital Company ("GCC") have agreements with certain banks that provide for committed lines of credit. These credit lines are available for general working capital, acquisitions, and maturing long-term debt. One credit agreement is collateralized by accounts receivable, inventory, and certain other assets of Certified Grocers of California, Ltd. and two of its principal subsidiaries, excluding equipment, real property and the assets of GCC. GCC's credit agreement is collateralized by its loan portfolio. The agreements provide for Eurodollar basis or prime basis borrowings at the Company's option. At the end of the third quarter of fiscal 1997, the Company had $145 million in committed lines of credit, of which $73.6 million was not utilized. As of May 31, 1997, the Company's outstanding borrowings, including obligations under capital leases of approximately $3.1 million, amounted to $120.2 million, of which $108.6 million was classified as noncurrent.

    Certified distributes at least 20% of the patronage dividends in cash and distributes Class B Shares as a portion of the patronage dividends distributed to its member-patrons.

    Patrons are generally required to maintain subordinated deposits with the Company and member-patrons purchase shares of stock of the Company. Upon termination of patron status, the withdrawing patron will be entitled to recover deposits in excess of its obligations to the Company if permitted by the applicable subordination provisions, and a member-patron also will be entitled to have its shares redeemed, subject to applicable legal requirements, Company policies and credit agreement limitations. The Company's current redemption policy limits the Class B Shares that the Company is obligated to redeem in any year to 5% of the number of Class B Shares deemed outstanding at the end of the preceding fiscal year. In fiscal 1996, this limitation restricted the Company's redemption of shares to 19,238 shares for $3,190,815. In fiscal 1997, the 5% limitation restricts the Company's redemption of shares to 19,191 shares for $3,222,937, and as of May 31, 1997, that number of shares has been redeemed. The number of shares tendered for redemption at May 31, 1997, totaled 64,738 (or approximately $10.9 million using fiscal 1996 year end book values), which exceeds the amount that can be redeemed in fiscal 1997. Consequently, the Company will be required to make redemptions in fiscal 1998, 1999, 2000, and 2001, with such redemptions approximating $13.3 million based on 1996 year end book values and estimated share issuances for those years. The redemption price for shares is based upon their book value as of the end of the year preceding redemption. Cash flow to fund redemption of shares is provided from operations, patron deposits, current shareholdings and borrowings under the Company's credit lines.

RESULTS OF OPERATIONS

    The following table sets forth selected financial data of the Company expressed as a percentage of sales for the periods indicated below:

                                                 For the Thirty-Nine Weeks Ended
                                                 -------------------------------
                                                 MAY 31, 1997       JUNE 1, 1996
                                                 ------------       ------------
Net sales                                                100%               100%
Cost of sales                                            91.3               91.3
Distribution, selling and administrative                  7.1                7.0
Operating income                                          1.6                1.7
Interest expense                                          0.7                0.8
Estimated patronage dividends                             0.7                0.6
Earnings after dividend and before income taxes           0.2                0.3
Provision for income taxes                                0.1                0.1
Net earnings                                              0.1                0.2

NET SALES
    Net sales totaled $1.445 billion for the 1997 period as compared to $1.458 billion in the 1996 period. The sales decrease of $13 million represents a 0.9% decrease over the 1996 period. The reduction in sales is the result of reduced purchases by Food 4 Less GM, Inc. ("F4LGM"), reduced sales to Megafood Stores ("Megafood"), and the sale of the Company's Hawaiian subsidiary, Hawaiian Grocery Stores, Ltd. ("HGS") in May 1996. Effective December 1996, the Arizona stores previously owned by Megafood were sold to Basha's Inc. ("Basha's"). Basha's self-distributes most of the product previously supplied to Megafood by the Company. Accordingly, the Company's sales to Megafood have been significantly impacted by this transaction. During the first 39 weeks of fiscal 1997, sales relating to F4LGM, Megafood and HGS were approximately $98 million below the same period in fiscal 1996. These sales decreases were partially offset by additional sales in all divisions resulting from the benefits of the Company's impact-based pricing strategy. Additionally, sales have increased in the Company's dairy division as a result of the addition of a significant customer in February 1996 and in the meat division as a result of the expansion of these services to Northern California in September 1996.

COST OF SALES
    Cost of sales remained constant between the 1996 and 1997 periods at 91.3% of sales. The impact-based pricing program has resulted in a reduction of cost of sales as a percent to sales due to the reduced fees charged to customers who contribute to the efficiency of the warehouse. However, the fee reduction has been entirely offset by the increased cost of sales associated with the retail stores operated by the Company in Northern California.

DISTRIBUTION, SELLING AND ADMINISTRATIVE
    Distribution, selling and administrative expenses were $102.5 million (or 7.1% of net sales) in the 1997 period, as compared to $102.2 million (or 7.0% of net sales) in the 1996 period. The level of expense for the 1997 period is consistent with the 1996 period.

OPERATING INCOME
    Operating income totaled $23.1 million for the 1997 period, as compared to $24.3 million for the 1996 period. The lower operating income is primarily due to a reduction in finance income pursuant to the sale of $27.9 million and $3.4 million of finance receivables in August 1996 and January 1997, respectively.

INTEREST

    Interest expense in the 1997 period decreased from $11.2 million (0.8% of net sales) in the 1996 period to $9.8 million (0.7% of net sales) in the 1997 period. The decrease is due to lower borrowing requirements resulting from the sale of finance receivables in August 1996 and January 1997.

OTHER INCOME
    Other income of $458,000 in the 1997 period resulted from the sale of the Company's minority interest in Major Market Inc. Other income of $366,000 in the 1996 period resulted from the disposition of Hawaiian Grocery Stores, a wholly-owned subsidiary.

ESTIMATED PATRONAGE DIVIDENDS
    Estimated patronage dividends totaled $10.7 million for the 1997 period as compared to $8.6 million for the 1996 period. The $2.1 million (24%) increase over the prior period is due to efficiency improvements made as a result of the Company's new impact-based pricing in its cooperative divisions.

NET EARNINGS
    Net earnings for the 1997 period were $2,025,000 compared to net earnings of $3,036,000 for the 1996 period. The decrease is primarily due to the lower volume in the Company's general merchandise subsidiary and costs associated with the development of retail banner store programs.

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

         None.

Item 3.  Defaults Upon Senior Securities

         None.

Item 4.  Submission of Matters to a Vote of Security Holders

     A.  Election of Directors

         The Company's Annual Meeting of Shareholders was held on April 15, 1997, at which time the fifteen members of the Company's Board of Directors were elected. The following tables set forth the twelve individuals elected by the holders of Class A Shares and the three individuals elected by the holders of Class B Shares, as well as the number of votes cast for or withheld respecting each individual.

                                                      CLASS A SHARES
                                                      --------------
                                                                 VOTES
              NAME                               VOTES FOR      WITHHELD
              ----                               ---------      --------
         Louis A. Amen                            28,800         1,200
         John Berberian                           28,800         1,200
         John T. Fujieki                          28,800         1,200
         Darioush Khaledi                         28,300         1,700
         Mark Kidd                                28,800         1,200
         Willard R. MacAloney                     28,600         1,400
         Jay McCormack                            28,700         1,300
         Morrie Notrica                           28,600         1,400
         Michael A. Provenzano                    28,600         1,400
         Gail Gerrard Rice                        28,700         1,300
         James R. Stump                           28,800         1,200
         Kenneth Young                            28,800         1,200

                                                      CLASS B SHARES
                                                      --------------

                                                                 VOTES
              NAME                               VOTES FOR      WITHHELD
              ----                               ---------      --------
         Michael Bonfante                         243,248        6,221
         Harley DeLano                            243,802        5,667
         Roger Hughes                             243,472        5,997

    B.   Approval of the Amendment to Articles of Incorporation

         An amendment to restate clause (b) of Article Eighth of the Company's Articles of Incorporation was approved by the shareholders of the Company's Class A Shares at the Annual Meeting. Pursuant to the amendment, the Company is now authorized to indemnify directors, officers and other corporate agents to the fullest extent permissible under California law. Out of a total of 47,700 outstanding Class A Shares, 25,700 Class A Shares were voted in favor of approval of the amendment, 900 Class A Shares were voted against approval, and the holders of 3,400 Class A Shares abstained from voting.

    C.   Approval of and Authorization to Enter Into Indemnification Agreements

         In conjunction with the amendment of the Articles of Incorporation, at the Annual Meeting the holders of the Company's Class A Shares approved a form of indemnification agreement, and also authorized the Company to enter into the approved indemnification agreement with its present and future directors and such of its present and future officers and other corporate agents as may be designated from time to time by the Board of Directors. Of the 47,700 outstanding Class A Shares entitled to vote, 25,200 Class A Shares, excluding shares held by the directors of the Company, were voted in favor of approval, 1,200 Class A Shares were voted against approval, and the holders of 3,600 Class A Shares abstained from voting.

    D.   Approval of the Plan Respecting Loans and Guaranties

         At the Company's Annual Meeting, the holders of the Company's Class A Shares approved a plan (the "Plan") under which the members of the Company's Credit Committee were authorized, in their discretion, to approve loans of money or property by the Company or any of its subsidiaries to, or guaranties by the Company or any of its subsidiaries of the obligations of, (1) any patron of the Company upon the security of the shares of stock of the Company held by such patron, or (2) any director of the Company, provided that, in each case, the loan or guaranty is of the type and satisfies certain approved terms and conditions set forth in the Plan. The terms and conditions may vary depending upon (a) the type and amount of the loan or guaranty, and (b) whether the recipient is a director or other patron. The Plan does not allow the members of the Credit Committee to approve loans or guaranties in favor of officers of the Company.

         Out of a total of 47,700 outstanding Class A Shares, 24,800 Class A Shares excluding shares held by the directors of the Company were voted in favor of approving the Plan, 1,300 Class A Shares were voted against approving the Plan, and the shareholders of 3,900 Class A Shares represented at the Annual Meeting abstained from voting.

Item 5.  Other Information

         None.

Item 6.  Exhibits and Reports on Form 8-K
 .
    (a)  Exhibits

         Exhibit 27.  Financial Data Schedule.

    (b)  Reports on Form 8-K
         None.

    Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                        CERTIFIED GROCERS OF CALIFORNIA, LTD.
                        -------------------------------------
                                  (Registrant)



Dated:  July 21, 1997   By /s/ ALFRED A. PLAMANN
                          ---------------------------------
                                  Alfred A. Plamann
                                    President and
                             Chief Executive Officer



                        By /s/ DANIEL T. BANE
                          ---------------------------------
                                  Daniel T. Bane
                                Senior Vice President,
                             Finance and Administration
                             and Chief Financial Officer



                        By /s/ RANDALL G. SCOVILLE
                          ---------------------------------
                                  Randall G. Scoville
                                  Corporate Controller