Form 10-K405
period 1997-08-30
CERTIFIED GROCERS OF CALIFORNIA LTD
filed 1997-11-28
CIK 320431

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------
                       SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

(MARK ONE)                         FORM 10-K



   [X] Annual report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the fiscal year ended August 30, 1997

   [_] Transition report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

                         COMMISSION FILE NUMBER 0-10815

                                   ---------

                     CERTIFIED GROCERS OF CALIFORNIA, LTD.
             (Exact name of registrant as specified in its charter)

             CALIFORNIA                           95-0615250
   (State or other jurisdiction of   (I.R.S. Employer Identification No.)
   incorporation or organization)

 2601 S. EASTERN AVENUE, LOS ANGELES                 90040
   (Address of principal executive                (Zip Code)
              offices)

       Registrant's telephone number, including area code: (213) 723-7476

                                   ---------

SECURITIES REGISTERED PURSUANT TO SECTION 12(b) OF THE ACT: None

SECURITIES REGISTERED PURSUANT TO SECTION 12(g) OF THE ACT:

                TITLE OF EACH CLASS         NAME OF EACH EXCHANGE
                -------------------         ---------------------

                   Class A Shares                   None
                   Class B Shares                   None

  Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [_]

  Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

  The Company's shares are not publicly traded and therefore market value is not readily ascertainable.

  The number of shares outstanding of each of the registrant's classes of common stock, as of November 1, 1997 were as follows:

                 Class A   47,900 shares
                 Class B  385,990 shares
                 Class C       15 shares

                      DOCUMENTS INCORPORATED BY REFERENCE

                                     None.

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                               TABLE OF CONTENTS

                                     PART I

 ITEM                                                                      PAGE
 ----                                                                      ----
 1.   Business...........................................................    3
 2.   Properties.........................................................    8
 3.   Legal Proceedings..................................................    9
 4.   Submission of Matters to a Vote of Security Holders................    9

                                    PART II

            Market for Registrant's Common Equity and Related Shareholder
 5.   Matters............................................................    9
 6.   Selected Financial Data............................................    9
          Management's Discussion and Analysis of Financial Condition and
 7.   Results of Operations..............................................   10
 8.   Financial Statements and Supplementary Data........................   14
          Changes in and Disagreements with Accountants on Accounting and
 9.   Financial Disclosure...............................................   38

                                    PART III

 10.  Directors and Executive Officers of the Registrant.................   39
 11.  Executive Compensation.............................................   40
 12.  Security Ownership of Certain Beneficial Owners and Management.....   43
 13.  Certain Relationships and Related Transactions.....................   44

                                    PART IV

 14.  Exhibits, Financial Statement Schedules, and Reports on Form 8-K...   45

 Signatures...............................................................  50

                                    PART I

  Certified Grocers of California, Ltd. and its consolidated subsidiaries are hereinafter referred to as "Certified" or the "Company."

ITEM 1. BUSINESS

  EXCEPT FOR THE HISTORICAL INFORMATION CONTAINED HEREIN, THE MATTERS DISCUSSED IN THIS REPORT ON FORM 10-K ARE FORWARD-LOOKING STATEMENTS WHICH INVOLVE RISKS AND UNCERTAINTIES, INCLUDING BUT NOT LIMITED TO ECONOMIC, COMPETITIVE, GOVERNMENTAL AND TECHNOLOGICAL FACTORS AFFECTING THE COMPANY'S OPERATIONS, MARKETS, PRODUCTS, SERVICES AND PRICES, AND OTHER FACTORS DISCUSSED IN THE COMPANY'S FILINGS WITH THE SECURITIES AND EXCHANGE COMMISSION.

GENERAL

  Certified is the largest grocery wholesaler serving independent supermarket chains in California. The Company also serves retail food stores in Nevada, Arizona, Hawaii and various foreign countries in the South Pacific and elsewhere. In addition to offering a complete line of dry grocery, frozen food, deli, meat, dairy, bakery and general merchandise products, the Company also provides finance, insurance, store design and real estate services to its patrons. As of August 30, 1997, Certified provided products and services to 2,781 retail food stores operated by 729 patrons. The Company's marketing platform is built on offering its patrons greater value than found elsewhere by combining competitive pricing with superior selection, quality, service and convenience.

  A California corporation organized in 1922 and incorporated in 1925, Certified does business primarily with those patrons who qualify and have been accepted as "member-patrons." Certified is owned by its member-patrons who are primarily independent grocers. The Company is operated and, with the exception of its subsidiaries, is taxed on a cooperative basis. The primary businesses operated by Certified's subsidiary companies include the distribution of general merchandise, health and beauty care and specialty products and the sale of insurance, finance and store planning services primarily to operators of retail food stores. The earnings of the Company's subsidiaries are generally retained by the Company, while the earnings of the parent company ("Cooperative") are generally distributed to its patrons in the form of patronage dividends. The benefit of this structure is that taxes are paid on the Cooperative's earnings only once, that is, when notice of a patronage dividend payout is received by the patron. (See "BUSINESS--Tax Matters") The Company establishes minimum purchase requirements for the member-patrons, which may be modified from time to time. Patrons which do not meet purchasing requirements are termed "associate patrons."

  Associate patrons do not own shares in the Company; accordingly, they are not allowed to vote on matters requiring shareholder approval. However, associate patrons have the same deposit requirements and are entitled to other benefits similar to member-patrons.

WHOLESALE DISTRIBUTION

  Certified's wholesale distribution business represented approximately 98% of fiscal 1997 sales. The wholesale business includes a broad range of branded and private label products in dry grocery, frozen, delicatessen, general merchandise, boxed meat, service deli, ice cream, bakery and dairy.

  The Company distributes its various product lines from warehouse and manufacturing complexes located in Los Angeles, Stockton, and Fresno, California.

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

  The Company currently makes certain charges in addition to the listed prices for merchandise, including fees for warehousing and delivery, based on published schedules. Warehousing fees (also known as service fees) are primarily based on average order sizes and frequency of orders, while delivery fees are based primarily on the distance from the Company's supplying warehouse and the amount of capacity or cube used by the load.

SUPPORT BUSINESSES

  The Company's retail support businesses collectively accounted for approximately 2% of the Company's total sales in fiscal 1997. Retail support operations include Grocers Capital Company ("GCC"), which provides financing for inventory purchases, equipment purchases, store remodeling and new store acquisitions, and Grocers Equipment Company ("GEC"), which provides store planning and development services, retail pricing comparisons, scanning support and also sells and leases equipment to the Company's customers. During fiscal 1997, the Company operated three conventional supermarkets and one limited assortment store in Northern California and one limited assortment store in Southern California. The Company also provides insurance brokerage services for retailers through Grocers and Merchants Insurance Services, Inc., and underwrites selected insurance risks through two insurance subsidiaries.

RETAIL DEVELOPMENT

  The Company recently introduced a banner store program designed to convert older stores into state-of-the-art retail operations. Operating under the common name "Apple Markets", the stores are owned and operated by patrons of Certified or by Certified; however, they have the look of a chain store because each store carries the same name and logo, and utilize the same design layout throughout the stores. Other formats to meet the diverse needs of independent retailers are also in the development stage.

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

CUSTOMERS

  The Company's patrons are primarily retail grocery store operators ranging in size from single store operators to multiple store chains. The Company's largest customer and ten largest customers accounted for approximately 5% and 31%, respectively, of net sales in fiscal 1997.

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

  Each member-patron of Certified is required to hold exactly 100 Class A Shares. The price for such shares will be the book value per share of the outstanding shares at the close of the fiscal year ended prior to acceptance as a member-patron.

 Class B Shares

  The Board of Directors may approve the issuance of Class B Shares to any person and for any purpose. However, the Board of Directors does not intend to authorize the issuance of Class B Shares except to member-patrons.

  With the exception of new members (see below), each member-patron is required to hold Class B Shares having combined Issuance Values (as defined below) in an amount equal to the lesser of the member-patron's required subordinated cash deposit (see "BUSINESS--Patron Deposits") or twice the member-patron's average weekly purchases ("Class B Share Requirement"). For purposes of this requirement, each Class B Share held by a member-patron is valued at the book value of Certified's outstanding shares as of the close of the fiscal year ended prior to the issuance of such Class B Share ("Issuance Value").

  Class B Shares are generally issued to new member-patrons as part of the patronage dividends (see "BUSINESS--Patronage Dividends") paid to such member-patron over a period of five consecutive fiscal years, beginning with the second fiscal year following admission as a member-patron. The Class B issuance formula provides that the member-patron will hold Class B Shares having Issuance Values equal to 20% of the member-patron's Class B Share Requirement after the first patronage dividend, 40% of the Class B Share Requirement after the second patronage dividend, and so on until the member-patron reaches 100% of their Class B Share Requirement after the fifth patronage dividend.

  If following the issuance of Class B Shares as part of the patronage dividend for any given fiscal year, the member-patron would not hold Class B Shares having combined Issuance Values equal to the amount of Class B Shares required to be held by the member-patron, then additional Class B Shares would be issued to the member-patron in a quantity sufficient to achieve the required amount. Issuance of these additional Class B Shares would be paid for by charging the member-patron's cash deposit account in an amount equal to the Issuance Value of such additional Class B Shares.

  At August 30, 1997, the book value per share of Certified's Class A and Class B Shares was $175.22.

 Class C Shares

  Class C Shares are held one share each by the members of the Board of Directors. Each board member purchases one Class C Share for $10. Class C Shares are nonvoting shares and would share in liquidation only to the extent of $10 per share.

PATRONAGE DIVIDENDS

  Certified distributes patronage dividends based upon the net patronage earnings of the Cooperative during the fiscal year. The divisional dividends are approved by the Board of Directors. Patronage dividends are distributed to each patron in proportion to the dollar volume of patronage purchases from each division of the Cooperative by the patron. Patronage dividends are distributed after the close of the fiscal year, except for dividends on dairy products which are distributed after the close of each fiscal quarter.

  The following table shows the patronage dividend experience of the Company during the past three fiscal years.

                         DIVISION                         1997    1996    1995
                         --------                        ------- ------- -------
                                                           (THOUSANDS OMITTED)
   Dairy................................................ $ 9,154 $ 8,100 $ 7,701
   Dry Grocery..........................................   2,970   2,940   2,610
   Delicatessen.........................................   1,030     940     480
   Frozen Food..........................................     730     660     350
   Beans and Rice.......................................     400     390     320
   Ice Cream............................................     180     170     110
                                                         ------- ------- -------
     Total(1)........................................... $14,464 $13,200 $11,571
                                                         ======= ======= =======

--------
(1) Certified expects to continue to distribute patronage dividends in the future, although there can be no assurance of the amounts of such dividends.

  Certified's bylaws provide that patronage dividends may be distributed in cash or in any other form that constitutes a written notice of allocation under Section 1388 of the Internal Revenue Code. Section 1388 defines the term "written notice of allocation" to mean any capital stock, revolving fund certificate, retain certificate, certificate of indebtedness, letter of advice, or other written notice, that discloses to the recipient the stated dollar amount allocated to the recipient by Certified and the portion thereof, if any, which constitutes a patronage dividend.

  Dairy patronage dividends are generally paid in cash. Patronage dividends for the remaining divisions are currently paid out in the following order and manner: first, member-patrons receive 20% in cash; second, member-patrons receive the required amount of Class B Shares (see "BUSINESS--Stock Ownership"); third, the remainder is credited to the member-patron's deposit account (see "BUSINESS--Patron Deposits"). In addition, Certified issued subordinated patronage dividend certificates (see Footnote 8 to Notes to Consolidated Financial Statements) evidencing the retention of a portion of patronage dividends ("Patronage Certificates") for fiscal years 1993, 1994 and 1995. The amounts retained as Patronage Certificates in those years were deducted from each member-patron's patronage dividend prior to the issuance of Class B Shares to such member-patron.

PATRON DEPOSITS

  The Company generally requires that its cooperative patrons maintain a subordinated cash deposit equal to the greater of twice the amount of each patron's average weekly purchases or twice the amount of the patron's average purchases, if such purchases are not on a regular basis. Required deposits are determined twice a year, at the end of the Company's second and fourth fiscal quarters, based upon a review of the patron's purchases from certain of the cooperative divisions during the preceding two quarters. Member-patrons meeting certain qualifications established by the Board of Directors may elect to maintain a reduced required deposit of $500,000 or one and one-quarter weeks' average purchases, whichever is greater.

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

  Upon request, the Company will return to patrons the amount of cash deposits that are in excess of the required deposits, provided the patron is not in default of its obligations to the Company. On termination of membership, patrons are entitled to a return of deposits, less all amounts that may be owing by the patron to the Company. In all cases, however, return of that portion of the patron's cash deposits which consists of required deposits will be governed by the applicable subordination provisions.

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

  The Company currently intends to continue to make patronage distributions to member-patrons comprised of cash and qualified notices of allocation (including its Class B Shares). At least 20% of patronage dividends are expected to be paid in cash. The Company will notify patrons of the stated dollar amount allocated to them and the portion thereof which is a patronage dividend. Patrons are required to consent to include in their gross income, in the year received, all cash as well as the stated dollar amount of all qualified notices of allocation including the Patronage Certificates and the book value of the Class B Shares distributed to them as patronage dividends.

  Patronage Certificates and Class B Shares distributed as part of the patronage dividend are also subject to state income and corporation franchise taxes in California and may be subject to such taxes in other states.

  The Company is subject to federal income tax and California franchise tax on net earnings of business with or for patrons which is not distributed as deductible patronage dividends and on net earnings derived from nonpatronage business. The Company files consolidated income tax returns with its subsidiaries, none of which is a cooperative and each of which is therefore subject to tax.

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

EMPLOYEES

  The Company employs approximately 2,400 employees, of whom approximately 1,420 are members of one of several unions, the largest being the International Brotherhood of Teamsters ("IBT"). The IBT contracts cover approximately 1,320 employees and have various expiration dates. The Stockton and Southern California warehouse workers' and truck drivers' IBT contract covers approximately 1,160 employees and expires on September 13, 1998. The IBT contract which covers approximately 130 Fresno warehouse workers and truck drivers expires on February 3, 1999. The IBT contract which covers approximately 30 mechanical maintenance workers expires on March 29, 1999. The Company believes its labor relations to be good.

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

ITEM 2. PROPERTIES

FACILITIES

  The Company's corporate offices, warehouses, retail stores, and manufacturing facilities as of August 30, 1997 are summarized as follows:

                                                                  APPROXIMATE
                                                                SQUARE FOOTAGE
                                                               -----------------
   DESCRIPTION                                                   OWNED   LEASED
   -----------                                                 --------- -------
   Corporate offices..........................................   162,000 121,000
   Dry grocery................................................ 1,994,000 851,000
   General merchandise........................................           323,000
   Frozen foods, delicatessen and meat........................   473,000
   Bakery.....................................................    91,000
   Dairy and ice cream........................................   119,000
   Retail stores..............................................           116,000

  All of the Company's warehouse facilities are located in California.

  As of September 12, 1997, the Company entered into an agreement to sell approximately 24 acres of property located in Commerce, California. This transaction will require certain administrative offices and distribution facilities to be relocated. The Company expects to utilize its remaining properties to accommodate most of the displaced facilities. This sale is not expected to have an adverse impact on the ongoing operations of the Company.

ITEM 3. LEGAL PROCEEDINGS

  The Company is a defendant in a number of cases currently in litigation or potential claims encountered in the normal course of business that are being vigorously defended. In the opinion of management, the resolutions of these matters will not have a material adverse effect on the Company's financial position or results of operations.

  The United States Environmental Protection Agency ("EPA") notified the Company in 1993 that, together with others, it was a potentially responsible party ("PRP") for the disposal of hazardous substances at a landfill site located in Monterey Park, California. Cleanup of this site consists of five phases: site control and monitoring; management and leachate treatment; landfill gas control and landfill cover; final remedy and ground water treatment; and thirty-year post cleanup site control and monitoring. As of August 1997, the Company's share of cleanup costs for the first three phases was approximately $379,000. This amount was paid in October 1996. While the Company's share of the cost for the last two phases of cleanup has not yet been established, based upon overall estimates of the range of potential cost, the Company believes that its share of the remaining cost for all five phases of cleanup will not exceed the amounts which the Company has reserved. As of August 30, 1997, the total reserve established with respect to environmental liabilities is approximately $1.2 million. The Company is pursuing recovery of a portion of its reserve from its insurance carriers.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

  None.
                                    PART II

ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED SHAREHOLDER MATTERS

  There is no market for the Company's Class A Shares, Class B Shares, or Class C Shares. As of November 1, 1997, the Company's Class A Shares were held of record by 479 shareholders, Class B Shares were held of record by 515 shareholders, and the Company's Class C Shares were held of record, one share each, by the 15 directors of the Company. In the past, the Company has not paid cash dividends on its stock, and it has no intention to do so in the future.

ITEM 6. SELECTED FINANCIAL DATA

                                               FISCAL YEAR
                          ---------------------------------------------------------
                             1997       1996        1995        1994        1993
                          ---------- ----------  ----------  ----------  ----------
                          (52 WEEKS) (52 WEEKS)  (52 WEEKS)  (53 WEEKS)  (52 WEEKS)
                               (DOLLARS IN THOUSANDS EXCEPT PER SHARE DATA)
Net sales...............  $1,927,092 $1,948,919  $1,822,804  $1,873,872  $2,007,288
Operating income........      31,549     29,502      27,197      25,639      30,040
Declared patronage
 dividends..............      14,464     13,200      11,571      10,837      12,880
Net earnings............       2,307      1,517         769          94         473
Total assets............     394,002    374,737     398,603     398,569     403,979
Long-term notes payable.      92,217     75,617     129,686     149,673     158,585
Book value per share....      175.22     167.94      165.86      163.03      163.52

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

RESULTS OF OPERATIONS

  The following table sets forth selected financial data of the Company expressed as a percentage of net sales for the periods indicated below:

                                                     FISCAL YEAR ENDED
                                             ----------------------------------
                                             AUGUST 30, AUGUST 31, SEPTEMBER 2,
                                                1997       1996        1995
                                             ---------- ---------- ------------
Net sales...................................   100.0%     100.0%      100.0%
Cost of sales...............................    91.0       90.8        90.7
Distribution, selling and administrative....     7.4        7.7         7.8
Operating income............................     1.6        1.5         1.5
Interest expense............................     0.7        0.7         0.8
Earnings before patronage dividends and
 provision for income taxes.................     0.9        0.8         0.7
Declared patronage dividends................     0.7        0.7         0.7
Provision for income taxes..................     0.1        0.0         0.0
Net earnings................................     0.1        0.1         0.0

FISCAL YEAR ENDED AUGUST 30, 1997 ("FISCAL 1997") COMPARED TO FISCAL YEAR ENDED AUGUST 31, 1996 ("FISCAL 1996")

  Net sales. Fiscal 1997 sales decreased $21.8 million or 1.1% from fiscal 1996. This decrease is a result of reduced purchases by Food 4 Less GM, Inc. ("F4LGM"), reduced sales to Megafoods Stores, Inc. ("Megafoods"), and the sale of the Company's Hawaiian subsidiary, Hawaiian Grocery Stores, Ltd. ("HGS") in May 1996. Effective December 1996, the Arizona stores previously owned by Megafoods were sold to Basha's Inc. ("Basha's"). Basha's self-distributes most of the products previously supplied to Megafoods by the Company. Accordingly, the Company's sales to Megafoods have been significantly impacted by this transaction. During fiscal 1997, sales relating to F4LGM, Megafoods and HGS were approximately $120 million below fiscal 1996. These sales decreases were partially offset by additional sales in all divisions resulting from the benefits of the Company's impact-based pricing strategy, which was implemented at the beginning of fiscal 1997. Sales have also increased as a result of three Northern California retail stores acquired at the beginning of fiscal 1997, the addition of a significant dairy customer in February 1996, and the expansion of meat distribution in Northern California in September 1996.

  Cost of sales. Cost of sales increased from 90.8% of sales in fiscal 1996 to 91.0% of sales in fiscal 1997. The impact-based pricing program has resulted in an increase in the cost of sales as a percent of sales due to the reduced fees charged to customers who contribute to the efficiency of the warehouse. This fee reduction has been partially offset by the reduced cost of sales associated with the retail stores operated by the Company in Northern California.

  Distribution, selling and administrative. Distribution, selling and administrative expenses were $142.6 million or 7.4% of net sales in fiscal 1997, as compared to $149.1 million or 7.7% of net sales in fiscal 1996. The Company has implemented several new programs and procedures in its distribution facilities over the past two years that have impacted the level of operating costs as a percentage of sales. Two significant examples of these changes, and the associated benefits are: (1) radio frequency transmitters have been installed on forklifts in some facilities, which facilitates the receiving and selection process and (2) plastic pallets have replaced wooden pallets in most facilities, which reduces the cost of pallet repairs and allows for greater utilization of truck space for backhauls.

  Operating income. Operating income increased to $31.5 million in fiscal 1997, representing a $2.0 million increase over fiscal 1996. This increase is due to the reduction in operating costs, which more than offset the impact of lost sales and reduced margins.

  Interest expense. Interest expense decreased from $14.4 million in fiscal 1996 to $13.0 million in fiscal 1997. The decrease is due to lower borrowing requirements resulting from the sale of finance receivables in August 1996, January 1997 and August 1997.

  Other (expense) income, net. Other expense of $655,000 in fiscal 1997 resulted from a $1.5 million reduction in the fair value of the Company's investment in SavMax Foods, Inc., offset by gains realized from the sale of finance receivables and the remainder of the Company's minority interest in Major Market, Inc. ("MMI").

  Net earnings. Net earnings for fiscal 1997 were $2.3 million compared to net earnings of $1.5 million for fiscal 1996, an increase of $790,000 or 52%. The earnings increase reflects the benefits generated from the Company's subsidiaries, whose earnings are retained by the Company.

FISCAL YEAR ENDED AUGUST 31, 1996 ("FISCAL 1996") COMPARED TO FISCAL YEAR ENDED SEPTEMBER 2, 1995 ("FISCAL 1995")

  Net sales. Sales increased $126.1 million or 6.9% over fiscal 1995. This increase is a result of $134.8 million of additional large customer volume added during fiscal 1995 and 1996, and $47.6 million of increased sales to the existing membership. These improvements in sales volume were offset by lower volume in its general merchandise division of approximately $56.3 million, resulting from the reduction in general merchandise and health and beauty care purchases by F4LGM.

  Cost of sales. Cost of sales for fiscal 1996 totaled $1.8 billion, an increase of $116.7 million or 7.1% over fiscal 1995. The increase is related to the additional sales discussed above, and as a percentage of sales, is slightly higher than the fiscal 1995 average. This increase is reflective of pricing efficiencies passed on to the Company's membership as a result of the additional volume.

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

  Interest expense. Interest expense totaled $14.4 million for fiscal 1996, which is approximately $0.9 million or 5.6% lower than fiscal 1995. The decrease is primarily associated with lower borrowing requirements due to the Company's improved cash flow management.

  Other (expense) income, net. In the third quarter of fiscal 1996, the Company sold 100% of its common stock ownership in HGS for $2.4 million. The sale resulted in a pretax gain of $366,000. Pursuant to this transaction, the Company retained an ownership interest in HGS represented by 1,000 shares of preferred stock with a total book value of $1 million. The Company and HGS intend to continue a business relationship in the future through supply and joint purchasing arrangements. Fiscal 1995 reflects a $511,000 gain on the sale of a substantial portion the Company's investment in preferred and common stock of MMI.

  Net earnings. Net earnings for fiscal 1996 increased to $1,517,000. Fiscal 1996 earnings represent a 97% increase over fiscal 1995 earnings of $769,000. The earnings increase reflects the benefits generated from the Company's subsidiaries, whose earnings are retained by the Company.

LIQUIDITY AND CAPITAL RESOURCES

  The Company relies upon cash flow from operations, patron deposits, Patronage Certificates, shareholdings and borrowings under the Company's credit lines, to finance operations. Net cash provided from operating activities totaled $6.2 million for fiscal 1997, $38.2 million for fiscal 1996, and $9.1 million for fiscal 1995. The Company's cost and expense reductions, revised marketing programs, and the dividend retention program provide adequate operating cash flow to conduct the Company's business operations. At August 30, 1997, working capital was $59.0 million, and the current ratio was 1.3 and 1.4 at fiscal year end 1997 and 1996, respectively. Working capital varies throughout the year primarily as a result of seasonal inventory requirements.

  Capital expenditures totaled $15.2 million in fiscal 1997, $13.4 million in fiscal 1996, and $9.4 million in fiscal 1995.

  The Company has agreements with certain banks that provide for committed lines of credit for general working capital, acquisitions, and maturing long-term debt. The credit agreements contain various financial covenants pertaining to working capital, debt-to-equity ratios, tangible net worth, earnings, and similar provisions. In addition, required member deposits and Class A and Class B Shares cannot be redeemed if there exists a default with respect to any senior indebtedness, as defined, until such default has been cured or waived or until such senior indebtedness has been paid in full.

  A $135 million credit agreement is collateralized by accounts receivable, inventory and certain other assets of the Company and two of its principal subsidiaries, excluding equipment, real property and the assets of GCC. The maturity date is March 17, 1999, but is subject to extension by the mutual consent of the Company and the banks. $79.4 million of this credit line was not utilized at August 30, 1997. The unused portion of this credit line is subject to annual commitment fees of 0.375%.

  A $10 million credit agreement is collateralized by GCC's member loan receivables. The primary function of GCC is to provide loan financing to the Company's member-patrons. The funding for loans made by GCC is provided by GCC's cash reserves as well as the $10 million credit agreement. The maturity date of the credit agreement is September 20, 2001, but is subject to an annual extension of one year by the mutual consent of GCC and the bank. No amounts were outstanding under this credit line at August 30, 1997. The unused portion of this credit line is subject to commitment fees of 0.125% plus $25,000 annually.

  Member loans receivable are periodically sold by GCC to a bank through a loan purchase agreement. The loan purchase agreement maturity date is August 20, 2001, but is subject to extension by mutual agreement of the Company and the bank for an additional one year on each anniversary date of the initial purchase date. Total loan purchases under the agreement are limited to a total aggregate principal outstanding of $50 million. At August 30, 1997, the aggregate principal outstanding balance of loans purchased by the bank was $22.1 million. The loan sales are subject to limited recourse provisions.

  Patrons are generally required to maintain subordinated deposits with the Company and member-patrons purchase Class B shares to satisfy this requirement. Upon termination of patron status, the withdrawing patron will be entitled to recover deposits in excess of its obligations to the Company if permitted by the applicable subordination provisions, and a member-patron also will be entitled to have its shares redeemed, subject to applicable legal requirements, Company policies and credit agreement limitations. The Company's current redemption policy limits the Class B Shares that the Company is obligated to redeem in any fiscal year to 5% of the number of Class B Shares deemed outstanding at the end of the preceding fiscal year. In fiscal 1997, this limitation restricted the Company's redemption of shares to 19,191 shares for $3,222,937. In fiscal 1998, the 5% limitation will restrict the Company's redemption of shares to 19,300 shares for $3,381,746. The number of shares tendered for redemption at October 31, 1997 totaled 67,234 (or approximately $11.8 million, using fiscal 1997 year end book value), which exceeds the amount that can be redeemed in fiscal 1998. Consequently, the Company will be required to make redemptions in fiscal 1998, 1999, 2000, and 2001, with such redemptions approximating $11.8 million based on fiscal 1997 year-end book value. The redemption price for shares is based upon their book value as of the end of the year preceding redemption. Cash flow to fund redemption of shares is provided from operations, patron deposits, Patronage Certificates, current shareholdings and borrowings under the Company's credit lines.

  On November 7, 1997, a transaction was announced in which the Company's fourth largest customer, Hughes Markets, Inc., would come under common ownership with Ralphs Grocery Company ("Ralphs"). The parties have announced that the transaction is expected to be completed in the first quarter of 1998. Ralphs has indicated its intention to convert the existing Hughes stores into the Ralphs format. The financial impact of this transaction on Certified is unknown at this time.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

                         INDEPENDENT AUDITORS' REPORT

The Board of Directors
Certified Grocers of California, Ltd.

  We have audited the accompanying consolidated balance sheets of Certified Grocers of California, Ltd. and subsidiaries (the "Company") as of August 30, 1997 and August 31, 1996, and the related consolidated statements of earnings, shareholders' equity, and cash flows for the years then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

  We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

  In our opinion, such consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of the Company as of August 30, 1997 and August 31, 1996, and the results of its operations and its cash flows for the years then ended in conformity with generally accepted accounting principles.

DELOITTE & TOUCHE LLP

Los Angeles, California
October 31, 1997

                         INDEPENDENT AUDITORS' REPORT

The Board of Directors
Certified Grocers of California, Ltd.

  We have audited the related consolidated statements of earnings, shareholders' equity, and cash flows of Certified Grocers of California, Ltd. and subsidiaries for the fiscal year ended September 2, 1995. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit.

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

  In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the results of the operations and cash flows of Certified Grocers of California, Ltd. and subsidiaries for the fiscal year ended September 2, 1995, in conformity with generally accepted accounting principles.

                                          COOPERS & LYBRAND L.L.P.

Los Angeles, California
November 27, 1995

             CERTIFIED GROCERS OF CALIFORNIA, LTD. AND SUBSIDIARIES

                          CONSOLIDATED BALANCE SHEETS
                             (DOLLARS IN THOUSANDS)

                      AUGUST 30, 1997 AND AUGUST 31, 1996

                                     ASSETS

                                                              1997      1996
                                                            --------  --------
Current Assets:
 Cash and cash equivalents................................. $  7,900  $  6,451
 Accounts and notes receivable, net........................   94,493    98,424
 Inventories...............................................  135,272   136,303
 Prepaid expenses..........................................    4,907     4,625
 Deferred taxes............................................    3,427     5,356
                                                            --------  --------
    Total current assets...................................  245,999   251,159
Properties, net............................................   76,135    73,571
Investments................................................   36,714    27,541
Notes receivable...........................................   19,515     8,309
Other assets...............................................   15,639    14,157
                                                            --------  --------
     TOTAL ASSETS.......................................... $394,002  $374,737
                                                            ========  ========

                      LIABILITIES AND SHAREHOLDERS' EQUITY

Current Liabilities:
 Accounts payable.......................................... $104,498  $ 98,468
 Accrued liabilities.......................................   54,320    59,235
 Current portion of notes payable..........................   11,329    11,440
 Patrons' excess deposits and declared patronage dividends.   16,826    15,157
                                                            --------  --------
    Total current liabilities..............................  186,973   184,300
Notes payable, due after one year..........................   92,217    75,617
Long-term liabilities, other...............................   18,151    20,041
Commitments and contingencies
Patrons' deposits and certificates:
 Patrons' required deposits................................   14,358    15,524
 Subordinated patronage dividend certificates..............    6,276     6,549
Shareholders' equity
 Class A Shares............................................    5,361     5,305
 Class B Shares............................................   57,349    56,504
 Retained earnings.........................................   13,162    11,436
 Net unrealized gain (loss) on appreciation (depreciation)
  of investments...........................................      238      (284)
 Minimum pension liability adjustment......................      (83)     (255)
                                                            --------  --------
    Total shareholders' equity.............................   76,027    72,706
                                                            --------  --------
     TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY............ $394,002  $374,737
                                                            ========  ========

        The accompanying notes are an integral part of these statements.

             CERTIFIED GROCERS OF CALIFORNIA, LTD. AND SUBSIDIARIES

                      CONSOLIDATED STATEMENTS OF EARNINGS
                             (DOLLARS IN THOUSANDS)

 FOR FISCAL YEARS ENDED AUGUST 30, 1997, AUGUST 31, 1996, AND SEPTEMBER 2, 1995

                                               1997        1996        1995
                                            ----------  ----------  ----------
Net sales.................................. $1,927,092  $1,948,919  $1,822,804
Costs and expenses:
 Cost of sales.............................  1,752,899   1,770,339   1,653,660
 Distribution, selling and administrative..    142,644     149,078     141,947
                                            ----------  ----------  ----------
Operating income...........................     31,549      29,502      27,197
Interest expense...........................    (13,020)    (14,406)    (15,260)
Other (expense) income, net................       (655)        366         509
                                            ----------  ----------  ----------
Earnings before patronage dividends and
 provision for income taxes................     17,874      15,462      12,446
Declared patronage dividends...............    (14,464)    (13,200)    (11,571)
                                            ----------  ----------  ----------
Earnings before income tax provision.......      3,410       2,262         875
Provision for income taxes.................      1,103         745         106
                                            ----------  ----------  ----------
Net earnings............................... $    2,307  $    1,517  $      769
                                            ==========  ==========  ==========

        The accompanying notes are an integral part of these statements.

             CERTIFIED GROCERS OF CALIFORNIA, LTD. AND SUBSIDIARIES

                CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY
                             (DOLLARS IN THOUSANDS)

 FOR FISCAL YEARS ENDED AUGUST 30, 1997, AUGUST 31, 1996, AND SEPTEMBER 2, 1995

                                                                     NET UNREALIZED
                                                                     GAIN (LOSS) ON  MINIMUM
                            CLASS A          CLASS B                  APPRECIATION   PENSION
                         --------------  ----------------  RETAINED  (DEPRECIATION) LIABILITY
                         SHARES  AMOUNT  SHARES   AMOUNT   EARNINGS  OF INVESTMENTS ADJUSTMENT
                         ------  ------  -------  -------  --------  -------------- ----------
Balance, September 3,
 1994................... 49,100  $4,704  388,286  $56,593  $10,313       $(304)
 Class A Shares issued..  7,800   1,271
 Class A Shares
  redeemed.............. (6,600)   (683)                      (393)
 Class B Shares issued..                  15,895    2,637
 Class B Shares
  redeemed..............                 (19,414)  (2,964)    (201)
 Net earnings...........                                       769
 Net unrealized gain on
  appreciation of
  investments (net of
  deferred tax liability
  of $216)..............                                                   418
                         ------  ------  -------  -------  -------       -----
Balance, September 2,
 1995................... 50,300   5,292  384,767   56,266   10,488         114
 Class A Shares issued..  4,800     796
 Class A Shares
  redeemed.............. (6,000)   (783)                      (212)
 Class B Shares issued..                  18,286    3,072
 Class B Shares
  redeemed..............                 (19,238)  (2,834)    (357)
 Net earnings...........                                     1,517
 Net unrealized loss on
  depreciation of
  investments (net of
  deferred tax benefit
  of $205)..............                                                  (398)
 Minimum pension
  liability adjustment
  (net of deferred tax
  benefit of $195)......                                                              $(255)
                         ------  ------  -------  -------  -------       -----        -----
Balance, August 31,
 1996................... 49,100   5,305  383,815   56,504   11,436        (284)        (255)
 Class A Shares issued..  4,100     689
 Class A Shares
  redeemed.............. (5,300)   (633)                      (257)
 Class B Shares issued..                  21,366    3,744
 Class B Shares
  redeemed..............                 (19,191)  (2,899)    (324)
 Net earnings...........                                     2,307
 Net unrealized gain on
  appreciation of
  investments (net of
  deferred tax liability
  of $271)..............                                                   522
 Minimum pension
  liability adjustment
  (net of deferred tax
  liability of $132)....                                                                172
                         ------  ------  -------  -------  -------       -----        -----
Balance, August 30,
 1997................... 47,900  $5,361  385,990  $57,349  $13,162       $ 238        $ (83)
                         ======  ======  =======  =======  =======       =====        =====

        The accompanying notes are an integral part of these statements.

             CERTIFIED GROCERS OF CALIFORNIA, LTD. AND SUBSIDIARIES

                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                             (DOLLARS IN THOUSANDS)
 FOR FISCAL YEARS ENDED AUGUST 30, 1997, AUGUST 31, 1996, AND SEPTEMBER 2, 1995

                                                       1997     1996     1995
                                                      -------  -------  -------
Cash flows from operating activities:
Net earnings........................................  $ 2,307  $ 1,517  $   769
 Adjustments to reconcile net earnings to net cash
  provided by operating activities:
 Depreciation and amortization......................   12,204   10,022    9,982
 Deferred taxes.....................................     (107)  (3,819)    (273)
 Disposition on sale of investments in affiliates,
  member loan receivables, and properties, net......     (562)    (524)    (145)
 Reduction in fair value of investment..............    1,500
 (Increase) decrease in assets:
  Accounts and notes receivable, net................      (93)   1,892   (7,757)
  Inventories.......................................    1,031    6,893   (3,976)
  Prepaid expenses..................................     (282)     131   (1,041)
  Notes receivable..................................  (13,462) (10,547)     293
 Increase (decrease) in liabilities:
  Accounts payable..................................    6,030   14,905    4,825
  Accrued liabilities...............................   (2,474)   9,846       70
  Patrons' excess deposits and declared patronage
   dividends........................................    1,669    2,943      673
  Long-term liabilities, other......................   (1,586)   4,963    5,644
                                                      -------  -------  -------
Net cash provided by operating activities...........    6,175   38,222    9,064
                                                      -------  -------  -------
Cash flows from investing activities:
 Purchase of properties.............................  (15,166) (13,350)  (9,363)
 Investment in securities, net......................   (9,839)  (4,888)  (1,316)
 Proceeds from sales of notes receivable............    6,256   27,860
 Proceeds from sales of properties..................    1,229    1,846   12,489
 Increase in other assets...........................   (3,100)  (1,635)  (1,793)
 Sales of investments in affiliates, net of cash
  disposed*.........................................      500    1,785     (479)
                                                      -------  -------  -------
Net cash (utilized) provided by investing
 activities.........................................  (20,120)  11,618     (462)
                                                      -------  -------  -------
Cash flows from financing activities:
 Additions (reductions) in long-term notes payable,
  net...............................................   27,929  (37,329)  (7,534)
 Reduction of short-term notes payable..............  (11,440) (11,573)  (2,658)
 (Redemption) issuance of patronage dividend
  certificates......................................     (249)            2,117
 Repurchase of shares from members..................   (4,112)  (4,186)  (4,224)
 Decrease in members' required deposits.............   (1,166)  (1,498)    (567)
 Issuance of shares to members......................    4,432    3,868    3,891
                                                      -------  -------  -------
Net cash provided (utilized) by financing
 activities.........................................   15,394  (50,718)  (8,975)
                                                      -------  -------  -------
Net increase (decrease) in cash and cash
 equivalents........................................    1,449     (878)    (373)
Cash and cash equivalents at beginning of year......    6,451    7,329    7,702
                                                      -------  -------  -------
Cash and cash equivalents at end of year............  $ 7,900  $ 6,451  $ 7,329
                                                      =======  =======  =======
Supplemental disclosure of cash flow information:
Cash paid during the year for:
 Interest...........................................  $13,264  $14,929  $15,006
                                                      =======  =======  =======
 Income taxes.......................................  $ 2,688  $   980  $ 2,388
                                                      =======  =======  =======
*Sales of investments in affiliates, net of cash
 disposed:
 Working capital, other than cash...................           $ 7,188  $  (980)
 Property, plant and equipment......................               460    1,596
 Note receivable....................................                     (2,580)
 Investment in preferred stock......................            (1,000)
 Other assets.......................................                71    1,857
 Proceeds in excess of net assets of affiliates
  sold, net.........................................  $   500      366      511
 Long-term debt.....................................            (5,300)    (883)
                                                      -------  -------  -------
  Net cash effect from sales of investments in
   affiliates.......................................  $   500  $ 1,785  $  (479)
                                                      =======  =======  =======

        The accompanying notes are an integral part of these statements.

            CERTIFIED GROCERS OF CALIFORNIA, LTD. AND SUBSIDIARIES

                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

   FISCAL YEARS ENDED AUGUST 30, 1997, AUGUST 31, 1996 AND SEPTEMBER 2, 1995

1. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES:

 Principles of Consolidation:

  The consolidated financial statements include the accounts of Certified Grocers of California, Ltd. and its subsidiaries ("Certified" or the "Company"). Intercompany transactions and accounts with subsidiaries have been eliminated.

 Nature of Business:

  The Company is a cooperative organization engaged primarily in the distribution of food products and related nonfood items primarily to retail establishments owned by shareholders of the Company. All establishments with which directors are affiliated, as members of the Company, purchase groceries, related products and store equipment from the Company in the ordinary course of business pursuant to published terms or according to the provisions of supply agreements.

  The Company's fiscal year ends on the Saturday nearest to August 31.

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

 Depreciation:

  Depreciation is computed using the straight-line method over the estimated useful lives of the assets, which are 40 years for buildings and 10 years for equipment. Leasehold improvements are amortized based on the estimated life of the asset or the life of the lease, whichever is shorter. Expenditures for replacements or major improvements are capitalized; expenditures for normal maintenance and repairs are charged to operations as incurred. Upon sale or retirement of properties, the cost and accumulated depreciation are removed from the accounts, and any gain or loss is included in operations.

 Environmental Costs:

  The Company expenses, on a current basis, certain recurring costs incurred in complying with environmental regulations and remediating environmental pollution. The Company also reserves for certain non-recurring future costs required to remediate environmental pollution for which the Company is liable whenever,

            CERTIFIED GROCERS OF CALIFORNIA, LTD. AND SUBSIDIARIES

   FISCAL YEARS ENDED AUGUST 30, 1997, AUGUST 31, 1996 AND SEPTEMBER 2, 1995

by diligent legal and technical investigation, the scope or extent of pollution has been determined, the Company's contribution to the pollution has been ascertained, remedial measures have been specifically identified as practical and viable, and the cost of remediation and the Company's proportionate share can be reasonably estimated.

 Impairment of Long-Lived Assets:

  The Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards ("SFAS") No. 121 "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of," which requires an entity to review long-lived assets for impairment and recognize a loss if expected future cash flows are less than the carrying amount of the assets; such losses are measured as the difference between the carrying value and the estimated fair value of the assets. The estimated fair value is determined based on expected future cash flows. The Company adopted this standard in fiscal 1997. The adoption of this standard had no impact on the 1997 consolidated financial statements.

 Transfers and Servicing of Financial Assets:

  The FASB issued SFAS No. 125 "Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities," which was adopted in 1997. The Statement provides for standards that are based on consistent application of a financial-components approach that focuses on control. Under that approach, after a transfer of financial assets, an entity recognizes the financial and servicing assets it controls and the liabilities it has incurred, derecognizes financial assets when control has been surrendered, and derecognizes liabilities when extinguished. This Statement provides consistent standards for distinguishing transfers of financial assets that are sales from transfers that are secured borrowings. Accordingly, the Company conformed to the new requirements of SFAS No. 125 for transactions involving the sale of member loans receivable for applicable transactions occurring after December 31, 1996.

 Disclosures about Segments of an Enterprise and Related Information:

  The FASB issued SFAS No. 131 "Disclosures about Segments of an Enterprise and Related Information," which establishes standards for reporting information about operating segments and requires reporting for selected information about operating statements in financial statements. It also establishes standards for related disclosures about products and services, geographic areas, and major customers. This statement is effective for financial statements for periods beginning after December 15, 1997. Management estimates that the adoption of this pronouncement will not have a material impact on the Company.

2. PROPERTIES:

  Properties at August 30, 1997, and August 31, 1996 stated at cost, are comprised of:

                                                                 1997    1996
                                                                ------- -------
                                                                  (DOLLARS IN
                                                                  THOUSANDS)
     Land...................................................... $ 8,812 $ 8,812
     Buildings and leasehold improvements......................  66,185  64,269
     Equipment.................................................  82,849  74,839
     Equipment under capital leases............................   7,595   7,779
                                                                ------- -------
                                                                165,441 155,699
     Less accumulated depreciation and amortization............  89,306  82,128
                                                                ------- -------
                                                                $76,135 $73,571
                                                                ======= =======

            CERTIFIED GROCERS OF CALIFORNIA, LTD. AND SUBSIDIARIES

   FISCAL YEARS ENDED AUGUST 30, 1997, AUGUST 31, 1996 AND SEPTEMBER 2, 1995

  On September 12, 1997, the Company entered into an agreement to sell approximately 24 acres of property located in Commerce, California. This transaction will require certain administrative offices and distribution facilities to be relocated. The Company expects to utilize its remaining properties to accommodate most of the displaced facilities. This sale is not expected to have an adverse impact on the ongoing operations of the Company.

3. INVESTMENTS:

  The amortized cost and fair values of investments available-for-sale, including equity securities, were as follows:

                                                    GROSS      GROSS
                                        AMORTIZED UNREALIZED UNREALIZED  FAIR
     AUGUST 30, 1997                      COST      GAINS      LOSSES    VALUE
     ---------------                    --------- ---------- ---------- -------
                                                (DOLLARS IN THOUSANDS)
     Fixed Maturities:
      U.S. Treasury securities and
       obligations of U.S. government
       corporations and agencies.......  $11,569     $ 73       $143    $11,499
      Corporate securities.............    6,227      271         58      6,440
      Mortgage backed securities.......    4,952       48         22      4,978
                                         -------     ----       ----    -------
       Sub-total.......................   22,748      392        223     22,917
     Redeemable preferred stock........    8,946      204         12      9,138
     Equity securities.................    4,658        1                 4,659
                                         -------     ----       ----    -------
                                         $36,352     $597       $235    $36,714
                                         =======     ====       ====    =======
                                                    GROSS      GROSS
                                        AMORTIZED UNREALIZED UNREALIZED  FAIR
     AUGUST 31, 1996                      COST      GAINS      LOSSES    VALUE
     ---------------                    --------- ---------- ---------- -------
                                                (DOLLARS IN THOUSANDS)
     Fixed Maturities:
      U.S. Treasury securities and
       obligations of U.S. government
       corporations and agencies.......  $10,219     $ 21       $350    $ 9,890
      Corporate securities.............    3,008       32        110      2,930
      Mortgage backed securities.......    1,052                  35      1,017
                                         -------     ----       ----    -------
       Sub-total.......................   14,279       53        495     13,837
     Redeemable preferred stock........    7,739       22         10      7,751
     Equity securities.................    5,953                          5,953
                                         -------     ----       ----    -------
                                         $27,971     $ 75       $505    $27,541
                                         =======     ====       ====    =======

  Fixed maturity investments are due as follows:

                                                              AMORTIZED  FAIR
     AUGUST 30, 1997                                            COST     VALUE
     ---------------                                          --------- -------
                                                                 (DOLLARS IN
                                                                 THOUSANDS)
     Fixed Maturities Available for Sale:
      Due after one year through five years..................  $ 7,356  $ 7,395
      Due after five years through ten years.................   10,739   10,874
      Due after ten years....................................    4,653    4,648
                                                               -------  -------
                                                               $22,748  $22,917
                                                               =======  =======

            CERTIFIED GROCERS OF CALIFORNIA, LTD. AND SUBSIDIARIES

   FISCAL YEARS ENDED AUGUST 30, 1997, AUGUST 31, 1996 AND SEPTEMBER 2, 1995

                                                              AMORTIZED  FAIR
     AUGUST 31, 1996                                            COST     VALUE
     ---------------                                          --------- -------
                                                                 (DOLLARS IN
                                                                 THOUSANDS)
     Fixed Maturities Available for Sale:
      Due after one year through five years..................  $ 6,109  $ 6,006
      Due after five years through ten years.................    5,173    5,004
      Due after ten years....................................    2,997    2,827
                                                               -------  -------
                                                               $14,279  $13,837
                                                               =======  =======

  Expected maturities will differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties. Mortgage-backed securities are shown as being due at their average expected maturity dates.

  Investment income is summarized as follows:

                                                            1997   1996   1995
                                                           ------ ------ ------
                                                               (DOLLARS IN
                                                                THOUSANDS)
     Fixed maturities..................................... $1,728 $1,834 $1,469
     Preferred stock......................................     91    350    563
     Equity securities....................................     75    132
     Cash and cash equivalents............................    332    197    171
                                                           ------ ------ ------
                                                            2,226  2,513  2,203
     Less investment expenses.............................    137     95     85
                                                           ------ ------ ------
       Net investment income.............................. $2,089 $2,418 $2,118
                                                           ====== ====== ======

  Investments carried at fair values of $20,359,000 and $11,586,000 at August 30, 1997 and August 31, 1996, respectively, are on deposit with regulatory authorities in compliance with insurance company regulations. Equity securities which do not have readily determinable fair values are accounted for using the cost method.

  The Company owns an equity interest in SavMax Foods, Inc., a member-patron of Certified. The investment consists of (a) 10% of the outstanding Series A common stock with an original cost of $2,500,000 and (b) $6,300,000 of 8.5% Series B cumulative redeemable preferred stock. The Company has also entered into lease guarantees or subleases (see Note 6) on seven SavMax stores. The current minimum annual rent on locations underlying such lease guarantees or subleases is $3,251,000. The commitments have expiration dates through 2012. In addition, Grocers Capital Company ("GCC") has made loans to SavMax for tenant improvements with an aggregate outstanding principal balance of $1,136,000 at August 30, 1997.

  At March 1, 1997, SavMax was in default under the terms of the Preferred Stock Purchase Agreement and was in default on its bank debt. SavMax completed a restructuring of its financing arrangements with its bank and Certified in May 1997. This restructuring required SavMax to make certain changes to its operations.

  Pursuant to the restructuring:

    (i) Certified agreed to guarantee SavMax obligations to a bank consisting of a $3,000,000 line of credit and an $850,000 term loan;

    (ii) $4,000,000 due Certified by SavMax with respect to inventory purchases was converted into a note payable at prime plus 1%, with monthly interest payments commencing June 1997 and monthly principal payments of $111,111 commencing in December 1998, with the balance due in November 2001;

            CERTIFIED GROCERS OF CALIFORNIA, LTD. AND SUBSIDIARIES

   FISCAL YEARS ENDED AUGUST 30, 1997, AUGUST 31, 1996 AND SEPTEMBER 2, 1995

    (iii) Defaults with respect to dividends and mandatory redemptions of the preferred stock, and the remedies associated therewith, were waived so long as there is no default by SavMax with respect to its obligations to the bank or to Certified in accordance with the Restructuring Agreement;

    (iv) SavMax executed a new supply agreement expanding the purchases to be made from Certified;

    (v) SavMax and its principal shareholder agreed to a neutral sale process in the event of a default with respect to the obligations owed to the bank or to Certified;

    (vi) SavMax, Certified and the SavMax shareholders agreed to a mutual release of claims arising prior to closing of the restructuring; and

    (vii) SavMax agreed to reduce the salaries of certain key officers and implement plans to reduce ongoing operating costs.

  In December 1995, GCC purchased 10% of the common stock of K.V. Mart Co. , of which Certified director Darioush Khaledi is affiliated, for a purchase price of approximately $3,000,000. The stock purchase agreement contains certain provisions which allow K.V. Mart Co. to repurchase the shares and GCC to acquire additional shares upon the occurrence of certain events.

4. ACCRUED LIABILITIES:

  Accrued liabilities at August 30, 1997 and August 31, 1996 are summarized as follows:

                                                                 1997    1996
                                                                ------- -------
                                                                  (DOLLARS IN
                                                                  THOUSANDS)
   Insurance loss reserves & other liabilities................. $19,676 $15,492
   Accrued wages & related taxes...............................   9,966   9,119
   Accrued income & other taxes payable........................   6,952   9,641
   Accrued promotional liabilities.............................   3,940  12,686
   Other accrued liabilities...................................  13,786  12,297
                                                                ------- -------
                                                                $54,320 $59,235
                                                                ======= =======

5. NOTES PAYABLE:

  Notes payable at August 30, 1997 and August 31, 1996 are summarized as follows:

                                                                 1997    1996
                                                                ------- -------
                                                                  (DOLLARS IN
                                                                  THOUSANDS)
  Notes payable to banks under a $135,000,000 revolving credit agreement, expiring March 17, 1999, interest rate at prime
   (8.5% at August 30, 1997) plus 1/2% or Eurodollar (5.82% at
   August 30, 1997) plus 1 1/2%................................ $55,626 $27,682
  Subordinated note payable to a life insurance company, due
   April 1, 1999, interest rate of 10.8%, $8,750,000 due April
   1 each year.................................................  17,500  26,250
  Senior note payable to a life insurance company, collateralized through an inter-creditor agreement with banks under the
   revolving credit agreement of $135,000,000, due January 15,
   2005, interest rate of 9.55%, $62,500 due monthly each year through 2000 and then $220,833 monthly until maturity.......  15,000  15,750
  Notes payable, collateralized by land and warehouses, payable monthly, approximately $60,000 plus interest at 9.88%, due
   February 1, 2006............................................  12,724  13,636
  Obligations under capital leases.............................   2,696   3,739
                                                                ------- -------
                                                                103,546  87,057
  Less portion due within one year.............................  11,329  11,440
                                                                ------- -------
                                                                $92,217 $75,617
                                                                ======= =======

            CERTIFIED GROCERS OF CALIFORNIA, LTD. AND SUBSIDIARIES

   FISCAL YEARS ENDED AUGUST 30, 1997, AUGUST 31, 1996 AND SEPTEMBER 2, 1995

  Maturities of notes payable as of August 30, 1997 are:

                                                          (DOLLARS IN THOUSANDS)
     1998................................................        $ 11,329
     1999................................................          66,978
     2000................................................           4,039
     2001................................................           4,334
     2002................................................           4,141
     Thereafter..........................................          12,725
                                                                 --------
                                                                 $103,546
                                                                 ========

  During fiscal 1997, the Company maintained two credit agreements with certain banks that provide for committed lines of credit for general working capital, acquisitions, and maturing long-term debt. The credit agreements contain various financial covenants pertaining to working capital, debt-to-equity ratios, tangible net worth, earnings, and similar provisions. In addition, required member deposits and Class A and Class B Shares cannot be redeemed if a default exists with respect to any senior indebtedness, as defined, until such default has been cured or waived or until such senior indebtedness has been paid in full.

  The $135,000,000 credit agreement is collateralized by accounts receivable, inventory and certain other assets of the Company and two of its principal subsidiaries, excluding equipment, real property and the assets of GCC. The maturity date is March 17, 1999, but is subject to extension by the mutual consent of the Company and the banks. $79,400,000 of this credit line was not utilized at August 30, 1997. The unused portion of this credit line is subject to annual commitment fees of 0.375%.

  A $10,000,000 credit agreement is collateralized by GCC's member loan receivables. The primary function of GCC is to provide loan financing to the Company's member-patrons. Member loans are made at a market rate of interest starting at prime plus 1/2%. The funding for loans made by GCC is provided by GCC's cash reserves as well as the $10,000,000 credit agreement. The maturity date of the credit agreement is September 20, 2001, but is subject to an annual extension of one year by the mutual consent of GCC and the bank. The credit agreement bears interest at prime (8.5% at August 30, 1997) plus 1/2% or Eurodollar (5.82% at August 30, 1997) plus 1 1/2%. No amounts were outstanding under this credit line at August 30, 1997. The unused portion of this credit line is subject to commitment fees of 0.125% plus $25,000 annually.

  Member loans receivable are periodically sold by GCC to a bank through a loan purchase agreement. The maturity date of the loan purchase agreement is August 20, 2001, but is subject to extension by mutual agreement of the Company and the bank for an additional one year on each anniversary date of the initial purchase date. Total loan purchases under the agreement are limited to a total aggregate principal outstanding of $50,000,000. At August 30, 1997, the aggregate principal outstanding balance of loans purchased by the bank was $22,100,000. The loan sales are subject to limited recourse provisions.

  The Company and GCC have also guaranteed loans made directly to members by third party lenders. At August 30, 1997, the maximum principal amount of these guarantees was $8,200,000. Member loans, provided by GCC and third parties, are generally secured with collateral which usually consists of personal and real property owned by member-patrons and personal guarantees of member-patrons.

  As a result of maturing long-term debt (a noncash financing activity), the Company reclassified from long to short-term debt $11,329,000, $11,440,000, and $11,570,000 in fiscal 1997, 1996, and 1995, respectively.

            CERTIFIED GROCERS OF CALIFORNIA, LTD. AND SUBSIDIARIES

   FISCAL YEARS ENDED AUGUST 30, 1997, AUGUST 31, 1996 AND SEPTEMBER 2, 1995

6. LEASES:

  The Company has entered into operating and capital leases for certain warehouse, transportation and data processing equipment. The Company has also entered into operating leases for approximately 24 retail supermarkets. The majority of these locations are subleased to various member-patrons of the Company. The operating leases and subleases are noncancelable, renewable, include purchase options in certain instances, and require payment of real estate taxes, insurance and maintenance.

  In addition, the Company is contingently liable with respect to lease guarantees for certain member-patrons. The total current annual rent on locations underlying such lease guarantees is approximately $5,800,000. The commitments have expiration dates through 2017. The Company believes the locations underlying these leases are marketable and, accordingly, the Company would be able to recover a substantial portion of the guaranteed amounts in the event the Company is required to satisfy its obligations under the guarantees.

  In consideration of lease guarantees and subleases, the Company receives a monthly fee equal to 5% of the monthly rent under the leases and subleases. Obligations of member-patrons to the Company, including lease guarantees, are generally supported by the Company's right of offset, upon default, against the member-patrons' cash deposits, shareholdings and Patronage Certificates, as well as in certain instances, personal guarantees and reimbursement and indemnification agreements.

  Total rent expense was $17,050,000, $20,539,000, and $21,051,000 in 1997,
1996, and 1995 respectively. Sublease rental income was $5,300,000, $6,214,000, and $5,308,000 in 1997, 1996, and 1995, respectively.

  Minimum rentals on properties leased by the Company, including properties subleased to third parties, as of August 30, 1997 are summarized as follows:

                                                               CAPITAL OPERATING
                                                               LEASES   LEASES
                                                               ------- ---------
                                                                  (DOLLARS IN
                                                                  THOUSANDS)
     1998..................................................... $1,000   $14,050
     1999.....................................................    852    12,552
     2000.....................................................    852    10,106
     2001.....................................................    340     8,536
     2002.....................................................            7,221
     Thereafter...............................................           46,637
                                                               ------   -------
      Total minimum lease payments............................  3,044   $99,102
                                                                        =======
     Less amount representing interest........................    348
     Present value of net minimum lease payments..............  2,696
     Less current portion.....................................    823
                                                               ------
      Total long term portion................................. $1,873
                                                               ======

            CERTIFIED GROCERS OF CALIFORNIA, LTD. AND SUBSIDIARIES

   FISCAL YEARS ENDED AUGUST 30, 1997, AUGUST 31, 1996 AND SEPTEMBER 2, 1995

  Future minimum sublease rental income as of August 30, 1997 is summarized as follows:

                                                             OPERATING LEASES
                                                          ----------------------
                                                          (DOLLARS IN THOUSANDS)
     1998................................................        $ 4,971
     1999................................................          3,999
     2000................................................          2,815
     2001................................................          2,762
     2002................................................          2,685
     Thereafter..........................................         21,923
                                                                 -------
                                                                 $39,155
                                                                 =======

  In fiscal 1995, the Company completed a sale leaseback transaction with Trinet Corporate Realty Trust, Inc. ("Trinet"), an unaffiliated third party, with respect to an office building in the Los Angeles metropolitan area. The total sales price for the property was $11,500,000. Concurrent with the sale of the real property, the Company and Trinet entered into a twenty year lease of the property, with two ten year extension options. The monthly rental is approximately $108,000 and is subject to CPI adjustment commencing on the first day of the sixth, eleventh and sixteenth years. However, such CPI adjustments shall not exceed four percent per annum on a cumulative basis during each five year period. The deferred gain on this transaction was $1,200,000 of which $55,000, $55,000 and $41,000 was recognized during fiscal 1997, 1996 and 1995, respectively.

7. INCOME TAXES:

  The significant components of income tax expense are summarized as follows:

                                                                 1997    1996   1995
                                                                ------  ------  ----
                                                               (DOLLARS IN THOUSANDS)
Federal:
 Current......................................................  $  932  $3,641  $290
 Deferred.....................................................     162  (2,849)  (72)
                                                                ------  ------  ----
                                                                 1,094     792   218
                                                                ------  ------  ----
State:
 Current......................................................     278     923   114
 Deferred.....................................................    (269)   (970) (226)
                                                                ------  ------  ----
                                                                     9     (47) (112)
                                                                ------  ------  ----
                                                                $1,103  $  745  $106
                                                                ======  ======  ====

            CERTIFIED GROCERS OF CALIFORNIA, LTD. AND SUBSIDIARIES

   FISCAL YEARS ENDED AUGUST 30, 1997, AUGUST 31, 1996 AND SEPTEMBER 2, 1995

  The effects of temporary differences and other items that give rise to deferred tax assets and deferred tax liabilities are presented below:

                                                           AUGUST 30, AUGUST 31,
                                                              1997       1996
                                                           ---------- ----------
                                                                (DOLLARS IN
                                                                THOUSANDS)
   Deferred tax assets:
    Accounts receivable...................................  $ 2,808    $ 5,058
    Accrued benefits......................................    7,188      6,368
    Closed store reserves.................................       60        886
    Deferred income.......................................      575        559
    Insurance reserves....................................    2,034      1,794
    Investment valuation adjustment.......................      646
    Accrued environmental liabilities.....................      530        693
    Alternative minimum tax and other credits.............      435      1,309
    Net operating loss carryforwards......................      301         12
    Other.................................................    1,177      1,107
                                                            -------    -------
     Total gross deferred tax assets......................   15,754     17,786
    Less valuation allowance..............................    1,400      1,400
                                                            -------    -------
     Deferred tax assets..................................  $14,354    $16,386
                                                            =======    =======
   Deferred tax liabilities:
    Property, plant and equipment.........................  $ 5,648    $ 5,226
    Capitalized software..................................    1,864      1,587
    Intangible assets.....................................      629        676
    Deferred state taxes..................................      610        679
    Other.................................................       59        199
                                                            -------    -------
     Total gross deferred tax liabilities.................  $ 8,810    $ 8,367
                                                            =======    =======
     Net deferred tax asset...............................  $ 5,544    $ 8,019
                                                            =======    =======

  Net deferred tax assets of $3,427,000 and $5,356,000 are included in deferred taxes, current and $2,117,000 and $2,663,000 in other assets on the Company's accompanying consolidated balance sheets as of August 30, 1997 and August 31, 1996, respectively.

  A valuation allowance is provided to reduce the deferred tax assets to a level which, more likely than not, will be realized. The remaining balance of the net deferred tax assets should be realized through future operating results, the reversal of taxable temporary differences, and tax planning strategies.

  The provision for income taxes at the Company's effective tax rate differed from the provision for income taxes at the statutory rate (34%) as follows:

                                                              1997   1996  1995
                                                             ------  ----  ----
                                                               (DOLLARS IN
                                                                THOUSANDS)
   Federal income tax expense at the statutory rate......... $1,159  $769  $297
   State income taxes, net of federal income tax benefit....    209   139   (75)
   Insurance subsidiary not recognized for state taxes......   (324) (123)
   Other, net...............................................     59   (40) (116)
                                                             ------  ----  ----
   Provision for income taxes............................... $1,103  $745  $106
                                                             ======  ====  ====

            CERTIFIED GROCERS OF CALIFORNIA, LTD. AND SUBSIDIARIES

   FISCAL YEARS ENDED AUGUST 30, 1997, AUGUST 31, 1996 AND SEPTEMBER 2, 1995

  At August 30, 1997, the Company has alternative minimum tax credit carryforwards of approximately $281,000 available to offset future regular income taxes payable to the extent such regular taxes exceed alternative minimum taxes payable.

8. SUBORDINATED PATRONAGE DIVIDEND CERTIFICATES:

  The Company has a patronage dividend retention program whereby, subject to annual Board approval, it may retain a portion of the patronage dividends and issue Patronage Certificates (the "Patronage Certificates") evidencing the indebtedness respecting the retained amounts. The program provides for the issuance of the Patronage Certificates to patrons in a portion and at an interest rate determined by the Board in connection with its approval of a particular issuance. The Patronage Certificates are unsecured general obligations, subordinated to certain indebtedness of Certified, and nontransferable without the consent of Certified.

  The Company has issued Patronage Certificates for fiscal years 1993, 1994 and 1995. The outstanding Patronage Certificates have a seven year term and bear interest payable annually on December 15 in each year. The following table represents a summary of the outstanding Patronage Certificates and their respective terms:

                                                    AGGREGATE   ANNUAL
                                                    PRINCIPAL  INTEREST MATURITY
                       FISCAL YEAR                    AMOUNT     RATE     DATE
                       -----------                  ---------- -------- --------
      1993......................................... $1,909,000     7%   12/15/00
      1994......................................... $2,350,000     8%   12/15/01
      1995......................................... $2,017,000     7%   12/15/02

  During fiscal 1997 and 1996, Certified set off approximately $273,000 and $12,000, respectively, in Patronage Certificates against a portion of amounts owed to the Company by the holders.

  Patronage Certificates have not been issued subsequent to fiscal 1995. However, the program has not been discontinued, and the Board could authorize the issuance of Patronage Certificates in connection with patronage dividends payable in future years.

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

  After payment of at least 20% of patronage dividend in cash and the issuance of the Patronage Certificates, Class B Shares are issued as a portion of each member-patron's patronage dividend and, to the extent necessary to fulfill the member-patron's Class B Share requirement, by crediting the member-patron's cash deposit account for the issuance values of such shares.

  All shares of a terminated member, or member who holds Class B Shares in excess of their Class B Share requirement, may be redeemed by the Company (subject to certain legal limitations, provisions of the Company's redemption policy, and provisions of certain of the Company's committed lines of credit) at a price equal to the book value of the shares as of the close of the fiscal year ended prior to the redemption, less all amounts that may be owing by the member to the Company. All shares are pledged to the Company to secure the Company's

            CERTIFIED GROCERS OF CALIFORNIA, LTD. AND SUBSIDIARIES

   FISCAL YEARS ENDED AUGUST 30, 1997, AUGUST 31, 1996 AND SEPTEMBER 2, 1995

redemption rights and as collateral for all obligations to the Company. The Company is not obligated in any fiscal year to redeem more than 5% of the sum of the number of Class B Shares outstanding as of the close of the preceding fiscal year and the number of Class B Shares issued as a part of the patronage dividend for the preceding year (the "5% limit"). Thus, shares tendered for redemption in a given fiscal year may not necessarily be redeemed in that fiscal year. The 5% limit for fiscal year 1998 will allow for redemption of 19,300 shares. Additionally, 483 shares have been tendered for redemption between August 31, 1997 and October 31, 1997. The following table summarizes the Class B Shares tendered and presently approved for redemption, shares redeemed, and the remaining number of shares pending redemption:

           FISCAL YEAR       TENDERED REDEEMED REMAINING       BOOK VALUE
           -----------       -------- -------- ---------       ----------
                                                         (DOLLARS IN THOUSANDS)
      Years prior to 1995...                    75,695          $13,263
      1995..................  22,950   19,414   79,231           13,883
      1996..................  14,875   19,238   74,868           13,118
      1997..................  11,074   19,191   66,751           11,696

  Because the 5% limit for fiscal year 1998 has been met, Board approval would be required to redeem the remaining 47,934 shares (or approximately $8.4 million, using fiscal 1997 year end book value) not redeemed in fiscal year 1998, as well as the redemption of any additional Class B Shares tendered during fiscal 1998. At present, such approvals are not expected to be given. The total of Class B Shares tendered and awaiting redemption will also cause the 5% limits for fiscal 1999 through 2001 to be met, thereby delaying the redemption of Class B Shares tendered during those years. The redemptions required for fiscal years 1998 through 2001 are estimated to be $11.8 million based on the fiscal 1997 year end book value. The funds needed to redeem shares are expected to be provided from operations, patron deposits, new share issuances and borrowings under the Company's credit lines. Any additional tenderings of Class B Shares could also potentially cause 5% limits beyond fiscal 2001 to be exceeded.

  There are 500,000 authorized Class A Shares, of which 47,900 and 49,100 were outstanding at August 30, 1997 and August 31, 1996, respectively. There are 2,000,000 authorized Class B Shares, of which 385,990 and 383,815 were outstanding at August 30, 1997 and August 31, 1996, respectively, including 21,366 and 18,286 respectively issued after year-end. Once redeemed, such shares are not available for reissuance to member-patrons.

  No member-patron may hold more than 100 Class A Shares. However, it is possible that a member may have an interest in another member, or that a person may have an interest in more than one member, and thus have an interest in more than 100 Class A Shares. The Board of Directors is authorized to accept member-patrons without the issuance of Class A Shares when the Board of Directors determines that such action is justified by reason of the fact that the ownership of the patron is the same, or sufficiently the same, as that of another member-patron holding 100 Class A Shares. The price for such shares will be the book value per share of outstanding shares at the close of the fiscal year last ended.

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

   FISCAL YEARS ENDED AUGUST 30, 1997, AUGUST 31, 1996 AND SEPTEMBER 2, 1995

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

  The funded status of the plan and the amounts recognized in the balance sheet are:

                                                                1997     1996
                                                               -------  -------
                                                                 (DOLLARS IN
                                                                 THOUSANDS)
Actuarial present value of benefit obligations:
 Accumulated benefit obligations, including vested benefits..  $23,679  $23,259
 Effect of assumed future increase in compensation levels....   10,834   10,484
                                                               -------  -------
 Projected benefit obligation for services rendered to date..   34,513   33,743
Plan assets at fair value....................................   37,276   33,711
                                                               -------  -------
Plan assets in (excess) deficiency of projected benefit obli-
 gations.....................................................   (2,763)      32
Unrecognized net loss........................................     (807)  (3,570)
Unrecognized transition asset................................    1,221    1,530
Unrecognized prior service cost..............................      265      303
                                                               -------  -------
Prepaid pension costs at June 1..............................   (2,084)  (1,705)
Fourth quarter contribution..................................     (600)
Fourth quarter net periodic pension cost.....................      241      328
                                                               -------  -------
Prepaid pension cost at fiscal year-end......................  $(2,443) $(1,377)
                                                               =======  =======

                                                        1997    1996    1995
                                                       ------  ------  ------
                                                           (DOLLARS IN
                                                            THOUSANDS)
Net pension cost for the fiscal years ending included
 the following components:
 Service cost -- benefits earned during the period.... $1,514  $1,448  $1,398
 Interest cost on projected benefit obligation........  2,641   2,709   2,650
 Actual return on plan assets......................... (6,292) (6,321) (2,845)
 Net amortization and deferral........................  3,102   3,476     100
                                                       ------  ------  ------
 Net periodic pension cost............................ $  965  $1,312  $1,303
                                                       ======  ======  ======
Major assumptions:
 Assumed discount rate................................    7.5%    7.5%    7.5%
 Assumed rate of future compensation increases........    5.5%    5.5%    5.5%
 Expected rate of return on plan assets...............    8.5%    8.5%    8.5%

  The method used to compute the vested benefit obligation is the actuarial present value of the vested benefits to which the employee is entitled if the employee separates immediately. The vested benefit obligation was $23,303,000, $22,927,000, and $24,007,000 in 1997, 1996, and 1995, respectively.

  The Company also made contributions of $6,120,000, $5,713,000, and $5,368,000 in 1997, 1996, and 1995, respectively, to collectively bargained, multiemployer defined benefit pension plans in accordance with the

            CERTIFIED GROCERS OF CALIFORNIA, LTD. AND SUBSIDIARIES

   FISCAL YEARS ENDED AUGUST 30, 1997, AUGUST 31, 1996 AND SEPTEMBER 2, 1995 provisions of negotiated labor contracts. Information from the plans' administrators is not available to permit the Company to determine its proportionate share of termination liability, if any.

  The Company has an Employees' Sheltered Savings Plan ("SSP"), which is a defined contribution plan, adopted pursuant to Section 401(k) of the Internal Revenue Code for its nonunion employees. The Company matches each dollar deferred up to 4% of compensation and, at its discretion, matches 40% of amounts deferred between 4% and 8%. At the end of each fiscal year, the Company also contributes an amount equal to 2% of the compensation of those participants employed at that date. The Company contributed approximately $2,168,000, $2,100,000, and $2,100,000, in 1997, 1996, and 1995, respectively.

  Also, the Company has an Employee Savings Plan ("ESP"), which is a defined contribution plan, for all union and nonunion employees hired prior to March 1, 1983. Subsequent to March 1, 1983, the Company's contribution to the ESP in any fiscal year is based on net earnings as a percentage of total sales and is applicable to union employees only. In the event net earnings are less than 1.5% of total sales, no contribution is required. All corporate (nonunion) employees who had a previous balance in the ESP Plan had their balances transferred to the SSP Plan effective first quarter of fiscal 1992. No expense was incurred in fiscal years 1997, 1996, and 1995.

  The Company's Executive Salary Protection Plan ("ESPP II"), provides additional post-termination retirement income based on each participant's final salary and years of service with the Company. The funding of this benefit is facilitated through the purchase of life insurance policies, the premiums of which are paid by the Company.

  The amounts recognized in the balance sheet are:

                                                                  1997    1996
                                                                 ------  ------
                                                                  (DOLLARS IN
                                                                  THOUSANDS)
     Actuarial present value of benefit obligations:
      Accumulated benefit obligations, including vested
       benefits................................................  $3,648  $3,807
      Effect of assumed future increase in compensation levels.     317     283
                                                                 ------  ------
      Projected benefit obligation for services rendered to
       date....................................................   3,965   4,090
                                                                 ------  ------
     Plan assets in deficiency of projected benefit obligation.   3,965   4,090
     Unrecognized net loss.....................................    (618)   (868)
     Unrecognized prior service cost...........................  (1,459) (1,571)
                                                                 ------  ------
     Accrued pension cost as of June 1.........................   1,888   1,651
     Fourth quarter net periodic pension cost..................     159     140
     Additional minimum liability..............................   1,601   2,016
                                                                 ------  ------
     Accrued pension cost at fiscal year end...................  $3,648  $3,807
                                                                 ======  ======

  The additional minimum liability represents the excess of the unfunded accumulated benefit obligation over previously accrued pension costs. A corresponding intangible asset was recorded as an offset to this additional liability as prescribed. Because the asset recognized may not exceed the amount of unrecognized prior service cost, the balance, net of tax benefits, of $83,000 is reported as a separate reduction of shareholders' equity at August 30, 1997.

            CERTIFIED GROCERS OF CALIFORNIA, LTD. AND SUBSIDIARIES

   FISCAL YEARS ENDED AUGUST 30, 1997, AUGUST 31, 1996 AND SEPTEMBER 2, 1995

  The components of the net periodic pension cost for the fiscal years ending include:

                                                                 1997   1996
                                                                 -----  -----
                                                                 (DOLLARS IN
                                                                 THOUSANDS)
     Service cost -- benefits attributed to service during the
      period.................................................... $ 193  $ 194
     Interest cost on projected benefit obligation..............   303    257
     Net amortization and deferral..............................   141    110
                                                                 -----  -----
     Net periodic pension cost.................................. $ 637  $ 561
                                                                 =====  =====
     Major assumptions:
     Assumed discount rate......................................   7.5%   7.5%
     Assumed rate of future compensation increases..............   4.0%   4.0%
     Expected rate of return on plan assets.....................   8.5%   8.5%

  The method used to compute the vested benefit obligation is the actuarial present value of the vested benefits to which the employee is entitled if the employee separates immediately. The vested benefit obligation was $3,648,000 and $3,807,000 in 1997 and 1996, respectively.

11. POSTRETIREMENT BENEFIT PLANS OTHER THAN PENSIONS:

  The Company sponsors postretirement benefit plans that cover both nonunion and union employees. Retired nonunion employees are eligible for a plan providing medical benefits. A certain group of retired nonunion employees participate in a plan providing life insurance benefits for which currently active nonunion employees are no longer eligible. Most union and all nonunion employees have separate plans providing a lump-sum payout for unused days in the sick leave bank. The postretirement health care plan is contributory for nonunion employees retiring after January 1, 1990, with the retiree contributions adjusted annually. The life insurance plan and the sick leave payout plans are noncontributory.

  The plans are unfunded. The amounts recognized in the balance sheet are:

                                                       1997     1996     1995
                                                      -------  -------  -------
                                                      (DOLLARS IN THOUSANDS)
     Accumulated postretirement benefit obligation:
      Retirees......................................  $14,377  $12,159  $10,335
      Fully eligible active plan participants.......    4,160    3,687    3,783
      Other active plan participants................    9,915    8,660    8,927
                                                      -------  -------  -------
     Accumulated postretirement benefit obligation..   28,452   24,506   23,045
     Unrecognized transition obligation.............  (17,977) (19,101) (20,224)
     Unrecognized net (loss) gain...................   (1,017)   1,736    1,912
                                                      -------  -------  -------
     Accrued postretirement benefit cost at June 1..    9,458    7,141    4,733
     Fourth quarter contributions...................     (380)    (369)    (303)
     Fourth quarter net periodic postretirement ben-
      efit cost.....................................    1,052      950    1,044
                                                      -------  -------  -------
     Accrued postretirement benefit cost at fiscal
      year-end......................................  $10,130  $ 7,722  $ 5,474
                                                      =======  =======  =======

            CERTIFIED GROCERS OF CALIFORNIA, LTD. AND SUBSIDIARIES

   FISCAL YEARS ENDED AUGUST 30, 1997, AUGUST 31, 1996 AND SEPTEMBER 2, 1995

  The components of the net periodic postretirement benefit cost for the fiscal year ending include:

                                                           1997   1996    1995
                                                          ------ ------  ------
                                                              (DOLLARS IN
                                                               THOUSANDS)
     Service cost -- benefits attributed to service
      during the period.................................  $  788 $  796  $  867
     Interest cost on accumulated postretirement benefit
      obligation........................................   1,960  1,855   2,052
     Amortization of transition obligation over 20
      years.............................................   1,124  1,124   1,124
     Net amortization and deferral......................      19     (2)    133
                                                          ------ ------  ------
     Net periodic postretirement benefit cost...........  $3,891 $3,773  $4,176
                                                          ====== ======  ======

  For measurement purposes, a 7.5% annual rate of increase in the per capita cost of covered health care benefits was assumed for fiscal year 1998; the rate was assumed to decrease gradually to 5.25% in fiscal 2001 and remain at that level thereafter. The health care cost trend rate assumption has a significant effect on the amounts reported. To illustrate, increasing the assumed health care cost trend rates by one percentage point in each year would increase the accumulated postretirement benefit obligation as of August 30, 1997 by $3,893,000 and the aggregate benefit cost for the year then ended by $428,000.

  The weighted-average discount rate used in determining the accumulated postretirement benefit obligation was 7.5%.

  The Company's union employees participate in a multiemployer plan that provides health care benefits. Amounts charged to postretirement benefit cost and contributed to the plan totaled $1,100,000 in fiscal 1997, $1,100,000 in fiscal 1996, and $1,300,000 in fiscal 1995.

12. CONTINGENCIES:

  Litigation. The Company is a defendant in a number of cases currently in litigation or potential claims encountered in the normal course of business which are being vigorously defended. In the opinion of management, the resolutions of these matters will not have a material adverse effect on the Company's financial position, results of operations, or cash flow.

  Environmental Matters. The United States Environmental Protection Agency ("EPA") notified the Company in 1993 that, together with others, it was a potentially responsible party ("PRP") for the disposal of hazardous substances at a landfill site located in Monterey Park, California. Cleanup of this site consists of five phases: site control and monitoring; management and leachate treatment; landfill gas control and landfill cover; final remedy and ground water treatment; and thirty-year post cleanup site control and monitoring. As of August 1997, the Company's share of cleanup costs for the first three phases was approximately $379,000. This amount was paid in October 1996. While the Company's share of the cost for the last two phases of cleanup has not yet been established, based upon overall estimates of the range of potential cost, the Company believes that its share of the remaining cost for all five phases of cleanup will not exceed the amounts which the Company has reserved. As of August 30, 1997, the total reserve established with respect to environmental liabilities is approximately $1,200,000. The Company is pursuing recovery of a portion of its reserve from its insurance carriers.

13. CONCENTRATION OF CREDIT RISK:

  Financial instruments which potentially expose the Company to concentrations of credit risk consist primarily of trade receivables and lease guarantees for certain member-patrons. These concentrations of credit risk may be affected by changes in economic or other conditions affecting the Western United States, particularly California. However, management believes that receivables are well diversified, and the allowances for doubtful

            CERTIFIED GROCERS OF CALIFORNIA, LTD. AND SUBSIDIARIES

   FISCAL YEARS ENDED AUGUST 30, 1997, AUGUST 31, 1996 AND SEPTEMBER 2, 1995 accounts are sufficient to absorb estimated losses. Obligations of member-patrons to the Company, including lease guarantees, are generally supported by the Company's right of offset, upon default, against the member-patrons' cash deposits, shareholdings and Patronage Certificates, as well as personal guarantees and reimbursement and indemnification agreements.

  The Company's largest customer and ten largest customers accounted for approximately 5% and 31%, respectively, of net sales in fiscal 1997.

14. FAIR VALUE OF FINANCIAL INSTRUMENTS:

  The following methods and assumptions were used to estimate the fair value of each class of financial instruments for which it is practicable to estimate that value:

  Cash and cash equivalents

    The carrying amount approximates fair value due to the short maturity of these instruments.

  Investments and Notes receivable

    The fair values for investments and notes receivable are based primarily on quoted market prices for those or similar instruments. Equity securities which do not have readily determinable fair values are accounted for using the cost method. The Company regularly evaluates securities carried at cost to determine whether there has been any diminution in value that is deemed to be other than temporary and adjusts the value accordingly.

  Notes payable, Notes payable due after one year and Subordinated patronage dividend certificates

    The fair values for notes payable, notes payable due after one year, and subordinated patronage dividend certificates are based primarily on rates currently available to the Company for debt with similar terms and remaining maturities. At August 30, 1997, notes payable and notes payable due after one year had a carrying value of $103,546,000 and an estimated fair value of $102,385,000. At August 30, 1997, subordinated patronage dividend certificates had a carrying value of $6,276,000 which approximated fair value.

  The methods and assumptions used to estimate the fair values of the Company's financial instruments at August 30, 1997 were based on estimates of market conditions, estimates using present value and risks existing at that time. These values represent an approximation of possible value and may never actually be realized.

15. RELATED PARTY TRANSACTIONS:

  Members affiliated with directors of the Company make purchases of merchandise from the Company and also may receive benefits and services which are offered by the Company to its eligible members generally.

  Since the programs listed below are only available to patrons of the Company, it is not possible to assess whether transactions with members of the Company, including directors of the Company, are less favorable to the Company than similar transactions with unrelated third parities. However, management believes such transactions are on terms which are consistent with terms available to other patrons similarly situated.

            CERTIFIED GROCERS OF CALIFORNIA, LTD. AND SUBSIDIARIES

   FISCAL YEARS ENDED AUGUST 30, 1997, AUGUST 31, 1996 AND SEPTEMBER 2, 1995

  A brief description of the specific benefits and services utilized by members affiliated with directors of the Company follows:

 Loans and Loan Guarantees:

  As described in Note 5 "Notes Payable", GCC provides loan financing to its members. GCC had the following loans outstanding at August 30, 1997 to members affiliated with directors of the Company:

                                                    AGGREGATE LOAN
                                                BALANCES AT AUGUST 30,
                                                         1997           MATURITY
   DIRECTOR                                     (DOLLARS IN THOUSANDS)  DATE(S)
   --------                                     ---------------------- ---------
   Michael Provenzano..........................          $886          1999-2004

  As described in Note 5 "Notes Payable", member loans are periodically sold to a bank, subject to limited recourse provisions. At August 30, 1997, the principal balances of loans to members affiliated with directors of the Company that were sold with recourse were as follows:

                                                    AGGREGATE LOAN
                                                BALANCES AT AUGUST 30,
                                                         1997          MATURITY
   DIRECTOR                                     (DOLLARS IN THOUSANDS)   DATES
   --------                                     ---------------------- ---------
   Darioush Khaledi............................         $2,170         1998-1999
   Mark Kidd...................................            768         1997-2003
   Willard R. "Bill" MacAloney.................            648           2002
   Jay McCormack...............................            495         1998-2001
   John Berberian..............................            429         1999-2000
   James R. Stump..............................            303         1999-2001
   Michael A. Provenzano.......................            282         1997-2000

  As described in Note 5 "Notes Payable" the Company provides loan guarantees to its members. The Company has guaranteed 10% of the principal amount of certain third party loans to K.V. Mart Co. of which director Darioush Khaledi is an affiliate. At August 30, 1997, the maximum principal amount of this guarantee was $609,000.

 Lease Guarantees and Subleases:

  As described in Note 6 "Leases", the Company provides lease guarantees and subleases to its members. The Company has executed lease guarantees or subleases to members affiliated with directors of the Company as follows:

                                                TOTAL CURRENT ANNUAL
                                        NO. OF          RENT          EXPIRATION
   DIRECTOR                             STORES (DOLLARS IN THOUSANDS)   DATE(S)
   --------                             ------ ---------------------- ----------
   Darioush Khaledi....................    3            $975          2004-2016
   Willard R. "Bill" MacAloney.........    3             385          2002-2011
   Michael Provenzano..................    2             351          2016-2017
   Harley DeLano.......................    2             327             2009
   Morrie Notrica......................    1             181             1998
   James R. Stump......................    3             143          1998-2002
   Mark Kidd...........................    1             121             2008
   John Berberian......................    1             120             2004

            CERTIFIED GROCERS OF CALIFORNIA, LTD. AND SUBSIDIARIES

   FISCAL YEARS ENDED AUGUST 30, 1997, AUGUST 31, 1996 AND SEPTEMBER 2, 1995

 Other Leases:

  The Company leases its produce warehouse to Joe Notrica, Inc., with which director Morrie Notrica is affiliated. The lease is for an initial term of five years expiring in November 1998 and contains an option to extend for an additional five year period. Monthly rent during the initial term is $24,000. Rent during the option period will be the lesser of fair rental value or the current rent adjusted to reflect the change in the Consumer Price Index.

 Supply Agreements:

  During the course of its business, the Company enters into supply agreements with members of the Company. These agreements require the member to purchase certain agreed amounts of its merchandise requirements from the Company and obligate the Company to supply such merchandise under agreed terms and conditions relating to such matters as pricing, delivery, discounts and allowances. Members affiliated with directors Bonfante, DeLano, Khaledi, Kidd, MacAloney, McCormack and Provenzano have entered into supply agreements with the Company. These supply agreements vary in terms and length, and expire at various dates through 2004, but are subject to earlier termination in certain events.

 Other:

  In August 1997, the Company entered into an agreement with Ralphs Grocery Company ("Ralphs") providing for the dissolution of Golden Alliance Distribution ("GAD"), a joint venture partnership previously formed for the purpose of providing for the shared use of the Company's general merchandise warehouse located in Fresno, California. The dissolution agreement provides that certain amounts owed by Ralphs to Certified at August 30, 1997 will be offset by future redemptions of excess Class B shares (see Note 9) held by Ralphs and its affiliates. If redemptions of Class B shares are insufficient to satisfy the remaining obligation at December 31, 2000, Ralphs will satisfy the shortfall with a cash payment.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

  Effective April 3, 1996, the Company dismissed Coopers & Lybrand L.L.P. as its principal accountant to audit the financial statements of the Company.

  The report issued by Coopers & Lybrand L.L.P. on the consolidated statement of earnings, shareholders' equity, and cash flows for fiscal 1995 did not contain an adverse opinion or a disclaimer of opinion, and was not qualified or modified as to uncertainty, audit scope, or accounting principles.

  The decision to change accountants was recommended by the audit committee of the Company following the solicitation and review of bids from other independent accountants, including Coopers & Lybrand L.L.P., and was approved by the Board of Directors on April 3, 1996.

  During the two most recent fiscal years and the interim fiscal period prior to such dismissal, there were no disagreements with Coopers & Lybrand L.L.P. on matters of accounting principles or practices, financial statement disclosure, or auditing scope or procedure.

  Effective April 3, 1996, the Company engaged Deloitte & Touche LLP as its principal accountant to audit the financial statements of the Company.

                                   PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

  The following table sets forth certain information about the directors of the Company.

                                            YEAR
                              AGE AT        FIRST
   NAME OF DIRECTOR      DECEMBER 31, 1997 ELECTED            PRINCIPAL OCCUPATION
   ----------------      ----------------- ------- -------------------------------------------
Louis A. Amen (Chairman          68         1974   President, Super A Foods, Inc.
 of the Board)
John Berberian                   46         1991   President, Berberian Enterprises, Inc.
Michael Bonfante                 56         1995   Chairman, President and CEO, Nob Hill
                                                    General Store, Inc.
Harley J. DeLano                 60         1995   President of Cala Foods, Inc., Division of
                                                    Ralphs Grocery Co.
John T. Fujieki                  48         1997   President and Chief Operating Officer, Star
                                                    Markets, Ltd.
Roger K. Hughes                  63         1985   Chairman and Chief Executive Officer,
                                                    Hughes Markets, Inc.
Darioush Khaledi                 51         1993   Chairman of the Board and Chief Executive
                                                    Officer, K.V. Mart Co.
Mark Kidd                        47         1992   President, Mar-Val Food Stores, Inc.
Willard R. "Bill" MacAloney      62         1981   President and Chief Executive Officer, Mac Ber, Inc.
Jay McCormack                    47         1993   Owner-Operator, Alamo Market; Co-owner,
                                                    Glen Avon Market
Morrie Notrica                   68         1988   President and Chief Operating Officer, Joe
                                                    Notrica, Inc.
Michael A. Provenzano            55         1986   President, Pro & Son's, Inc.; President,
                                                    Provo Inc.; and President Pro and Family
                                                    Inc.; formerly President, Carlton's
                                                    Market, Inc.
Gail Gerrard Rice                49         1997   Vice President, Gerrard's Markets
James R. Stump                   59         1982   President, Stump's Market, Inc.
Kenneth Young                    53         1994   Vice President, Jack Young's Supermarkets;
                                                    Vice President, Bakersfield Food City,
                                                    Inc.

  The following table sets forth certain information about executive officers of the Company.

                        AGE AT
                     DECEMBER 31,
  OFFICER'S NAME         1997               BUSINESS EXPERIENCE DURING LAST FIVE YEARS
  --------------     ------------ --------------------------------------------------------------
Alfred A. Plamann         55      Corporate President and Chief Executive Officer since February
                                   1994; previously Senior Vice President -- Finance and Chief
                                   Financial Officer.
Daniel T. Bane            50      Senior Vice President -- Finance & Administration and Chief
                                   Financial Officer since February 1996; Senior Vice President and Chief Financial Officer, July 1994 to February 1996;
                                   Chief Operating Officer, Spensley Horn Jubas & Lubitz,
                                   December 1993 to July 1994; previously Chief Financial
                                   Officer, Standard Brands Paint Company.
George D. Gardner         44      Vice President since May 1996; General Manager of Grocers
                                   Specialty Co., June 1995 to May 1996; Vice President &
                                   General Manager Ingro Mexican Foods, Inc., May 1993 to June
                                   1995; previously Vice President Sales & Marketing, Festin
                                   Foods, Corp.
Margaret A. Huebner       47      Vice President -- Human Resources and Labor Relations since
                                   February 1996; previously Vice President Human Resources
                                   NavCom Defense Electronics, Inc.

                        AGE AT
                     DECEMBER 31,
  OFFICER'S NAME         1997               BUSINESS EXPERIENCE DURING LAST FIVE YEARS
  --------------     ------------ --------------------------------------------------------------
Corwin J. Karaffa         43      Vice President -- Distribution since January 1995; previously
                                   Facilities Manager, Proctor and Gamble Distribution Co.
Robert M. Ling, Jr.       40      Senior Vice President, General Counsel and Secretary since
                                   October 1997; Vice President, General Counsel and Secretary
                                   since August 1996; Vice President and General Counsel, April
                                   1996 to August 1996; Vice President, General Counsel and
                                   Secretary, Megafoods Stores, Inc., July 1994 to April 1996;
                                   previously Vice President, General Counsel and Secretary,
                                   Reliable Drug Stores, Inc.
Charles J. Pilliter       49      Senior Vice President and President -- Northern California.
Jack E. Scott II          47      Vice President and Chief Information Officer since June 1996;
                                   Chief Information Officer, World Vision United States,
                                   November 1993 to May 1996; previously Vice President
                                   Management Information Systems, Standard Brands Paint
                                   Company.
Philip S. Smith           47      Vice President -- Procurement since October 1997; Executive
                                   Director --Purchasing, July 1997 to October 1997; General
                                   Manager -- Northern California, June 1996 to July 1997;
                                   Manager -- Product Sales, September 1994 to June 1996;
                                   previously Division Manager, Market Wholesale.
David A. Woodward         55      Treasurer since August 1996; previously Corporate
                                   Secretary/Treasurer.

ITEM 11. EXECUTIVE COMPENSATION

COMPENSATION COMMITTEE INTERLOCKS AND INSIDER PARTICIPATION

  During fiscal year 1997, the Company's Executive Compensation Committee consisted of director Darioush Khaledi, Committee Chairman, and directors Roger K. Hughes, Mark Kidd, Willard R. "Bill" MacAloney, Jay McCormack, and James R. Stump, as well as ex-officio member Louis A. Amen, Chairman of the Board.

  As Chairman of the Board, Mr. Amen is an officer under the Bylaws of the Company, although he is not an employee and does not receive any compensation or expense reimbursement beyond which other directors are entitled. The Company's President and Chief Executive Officer, Alfred A. Plamann, is a member of the Board of Directors of K.V. Mart Co., of which Committee member and director Darioush Khaledi is Chairman and Chief Executive Officer.

  The Company has provided loans, subleases and guarantees on loans and leases to, and holds equity interests in, member-patrons with which members of the Executive Compensation Committee are associated. These relationships are discussed in Footnote 15 to Notes to Consolidated Financial Statements, which is incorporated herein by reference.

EXECUTIVE OFFICER COMPENSATION

  The following table sets forth information respecting the compensation paid during the Company's last three fiscal years to the President and Chief Executive Officer ("CEO") and to certain other executive officers of the Company.

                           SUMMARY COMPENSATION TABLE

                                         ANNUAL COMPENSATION
                                       ------------------------
                                       FISCAL                    ALL OTHER
NAME AND PRINCIPAL POSITION             YEAR   SALARY   BONUS   COMPENSATION
---------------------------            ------ -------- -------- ------------
Alfred A. Plamann                       1997  $383,750 $168,000   $31,919(1)
President & CEO                         1996   352,500  100,000    27,895
                                        1995   322,150   50,000    24,290
Daniel T. Bane                          1997   235,000   60,000    16,137(2)
Senior Vice President & CFO             1996   215,000   55,000    14,446
                                        1995   200,000   20,000     1,231
Charles J. Pilliter                     1997   195,000   49,500    15,733(3)
Senior Vice President                   1996   183,000   46,500    14,459
                                        1995   172,000   15,000    13,174
Robert M. Ling, Jr.                     1997   184,000   47,400     5,466(4)
Vice President -- General               1996    65,962   35,000    20,000
 Counsel and Secretary
Corwin J. Karaffa                       1997   159,750   32,400    11,083(5)
Vice President --                       1996   151,000   30,600     6,458
 Distribution                           1995    89,231    7,000

--------
(1) Consists of $8,961 Company contribution to the Company's Employees' Sheltered Savings Plan, $20,432 Company contribution to the Company's Employees' Excess Benefit Plan and Supplemental Deferred Compensation Plan, and $2,526 representing the economic benefit associated with the Company paid premium on the Executive Life Plan.
(2) Consists of $9,344 Company contribution to the Company's Employees' Sheltered Savings Plan, $5,814 Company contribution to the Company's Employees' Excess Benefit Plan and Supplemental Deferred Compensation Plan, and $979 representing the economic benefit associated with the Company paid premium on the Executive Life Plan.
(3) Consists of $9,358 Company contribution to the Company's Employees' Sheltered Savings Plan, $5,578 Company contribution to the Company's Employees' Excess Benefit Plan and Supplemental Deferred Compensation Plan, and $797 representing the economic benefit associated with the Company paid premium on the Executive Life Plan.
(4) Consists of $5,466 Company contribution to the Company's Employees' Sheltered Savings Plan.
(5) Consists of $10,200 Company contribution to the Company's Employees' Sheltered Savings Plan, $493 Company contribution to the Company's Employees' Excess Benefit Plan and Supplemental Deferred Compensation Plan, and $390 representing the economic benefit associated with the Company paid premium on the Executive Life Plan.

  The Company has a defined benefit pension plan which covers its non-union and executive employees. Benefits under this plan are based on formulas using compensation and employee service periods and are subject to the appropriate IRS tables and limitations. The Company's Executive Salary Protection Plan ("ESPPII"), provides additional post-termination retirement income based upon the participant's salary and years of service. The funding for this benefit is facilitated through the purchase of life insurance policies, the premiums for which are paid by the Company.

  ESPPII is targeted to provide eligible executives with a retirement benefit, including the defined benefit, of up to 65% of the participant's final salary, based on formulas which include years of service and salary. Executives become eligible for ESPPII after three years of service as an executive officer of the Company. Upon eligibility, executives vest at a rate of 5% per year (with all years of continuous service credited) up to a maximum of 13 years. The ESPPII benefit is limited to a maximum amount payable per year based on the year in which the executive retires. That amount for persons retiring in 1997 is $89,888. This limitation is subject to increase based on amounts approved by the Board of Directors. Payments under ESPPII are discounted for executives who retire prior to age sixty-five. At August 30, 1997, credited years of service for named officers are: Mr. Plamann, 8 years; Mr. Bane, 3 years; Mr. Pilliter, 21 years; Mr. Karaffa, 2 years; and Mr. Ling, 1 year.

  The following table illustrates the estimated annual benefits under the combined defined benefit plan and ESPPII plan. The amounts shown represent annual compensation for qualifying executives with selected years of service as if such executives had retired on August 30, 1997 at age sixty-five.

                                                YEARS OF SERVICE
                                 -----------------------------------------------
                                           10      15      20      25      33
          REMUNERATION           5 YEARS  YEARS   YEARS   YEARS   YEARS   YEARS
          ------------           ------- ------- ------- ------- ------- -------
$100,000........................ $26,088 $52,176 $68,264 $69,352 $70,440 $72,181
 125,000........................  32,610  65,220  85,330  86,690  88,049  90,225
 150,000........................  39,132  78,264 102,395 104,027 105,659 108,270
 160,000........................  41,741  83,481 109,222 110,962 112,703 115,487
 175,000........................  44,766  89,531 116,797 117,812 118,828 120,452
 200,000........................  51,016 102,031 120,315 130,458 135,078 136,702
 225,000........................  57,266 110,173 120,315 130,458 140,600 152,952
 250,000........................  63,516 110,173 120,315 130,458 140,600 156,828
 300,000........................  76,016 110,173 120,315 130,458 140,600 156,828
 350,000........................  88,516 110,173 120,315 130,458 140,600 156,828
 400,000 and above.............. 100,030 110,173 120,315 130,458 140,600 156,828

EXECUTIVE EMPLOYMENT, TERMINATION AND SEVERANCE AGREEMENTS

  The Company is a party to an employment contract with Alfred A. Plamann, the Company's President and Chief Executive Officer. The contract has a three year term, presently expiring in February 2000. During the first five years, the contract is renewed annually at the end of the first year for one additional year unless notice is given prior to year end by either party of intent to terminate. After the fifth year, such notice is to be given prior to the end of the second year of the then existing term and unless given, the contract is extended for one year. Under the contract, Mr. Plamann serves as the Company's President and Chief Executive Officer and receives a base salary, currently $390,000, subject to annual review and upward adjustment at the discretion of the Board of Directors. Mr. Plamann is also eligible for annual bonuses, up to a maximum of 48% of base salary, based on performance criteria established by the board of directors at the beginning of each fiscal year. Additionally, Mr. Plamann will receive employee benefits such as life insurance and Company pension and retirement contributions.

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

  The Company has executed Severance Agreements with Senior Vice Presidents Daniel T. Bane and Charles J. Pilliter. The agreements extend for three years until April 2, 2000 and contain provisions for annual extensions subject to certain parameters. Among other provisions, the agreements provide for the payment of one year's salary plus bonus upon termination, as defined in the agreement.

DIRECTOR COMPENSATION

  Each director receives a fee of $500 for each regular board meeting attended, $200 for each committee meeting attended and $200 for attendance at each board meeting of a subsidiary of the Company on which the director serves. In addition, directors are reimbursed for Company related expenses.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

PRINCIPAL SHAREHOLDERS

  As of November 1, 1997, the only shareholders known by the Company to own beneficially more than 5% of the outstanding Class B Shares of the Company were Ralphs Grocery Company and its affiliates, 1100 West Artesia Boulevard, Compton, California 90220 (24,702 Class B Shares or approximately 6.39% of the outstanding Class B Shares; Cala Co. and Bay Area Warehouse Stores Inc. are wholly-owned by Ralphs Grocery Company) and Hughes Markets, Inc., 14005 Live Oak Avenue, Irwindale, California 91706 (22,739 Class B Shares or approximately 5.89% of the outstanding Class B Shares).

  The following table sets forth, as of November 1, 1997, the name of each director of the Company, his or her position with and name of the member-patron, and the amount of Class A Shares and Class B Shares of the Company owned by the member-patron.

                                                       SHARES OWNED
                                          --------------------------------------
                                            CLASS A SHARES     CLASS B SHARES
                                          ------------------ -------------------
                                           NO.   % OF TOTAL    NO.   % OF TOTAL
   NAME OF DIRECTOR AND MEMBER-PATRON     SHARES OUTSTANDING SHARES  OUTSTANDING
   ----------------------------------     ------ ----------- ------- -----------
Louis A. Amen;
 President, Super A Foods, Inc..........    100     0.21%      9,613     2.49%
John Berberian;
 President, Berberian Enterprises, Inc..    100     0.21%      7,615     1.97%
Michael Bonfante;
 Chairman, President & CEO, Nob Hill
 General Store, Inc.....................    100     0.21%     12,614     3.27%
Harley DeLano;
 President of Cala Foods, Inc., Division
 of Ralphs Grocery Company (1)..........    100     0.21%     24,702     6.39%
John T. Fujieki;
 President and Chief Operating Officer,
 Star Markets, Ltd......................    100     0.21%      8,380     2.17%
Roger K. Hughes;
 Chairman and Chief Executive Officer,
 Hughes Markets, Inc....................    100     0.21%     22,739     5.89%
Darioush Khaledi;
 Chairman of the Board and Chief Execu-
 tive Officer, K.V. Mart Co.............    100     0.21%     15,967     4.14%
Mark Kidd;
 President, Mar-Val Food Stores, Inc....    100     0.21%      1,950     0.51%
Willard R. "Bill" MacAloney;
 President and Chief Executive Officer,
 Mac Ber, Inc...........................    100     0.21%      2,933     0.76%
Jay McCormack;
 Owner-Operator, Alamo Market (2).......    100     0.21%      1,398     0.36%
Morrie Notrica;
 President and Chief Operating Officer,
 Joe Notrica, Inc.......................    100     0.21%      9,520     2.47%
Michael A. Provenzano;
 President, Pro & Sons, Inc.; President,
 Provo Inc.; President, Pro and Family
 Inc....................................    100     0.21%        982     0.25%
Gail Gerrard Rice;
 Vice President, Gerrard's Markets......    100     0.21%      1,414     0.37%
James R. Stump;
 President, Stump's Market, Inc.........    100     0.21%      2,131     0.55%
Kenneth Young;
 Vice President, Jack Young's Supermar-
 kets (3)...............................    100     0.21%      3,015     0.78%
                                          -----     ----     -------    -----
                                          1,500     3.15%    124,973    32.37%
                                          =====     ====     =======    =====

--------
(1) These shares are owned by Ralphs Grocery Company and its affiliates, Cala Foods, Inc., and Bay Area Warehouse Stores, Inc.
(2) Mr. McCormack also is affiliated with Glen Avon Food, Inc., which owns 100 Class A Shares (0.21% of the outstanding class of shares) and 361 Class B Shares (0.09% of the outstanding class of shares), and Yucaipa Trading Co., Inc., which owns 100 Class A Shares (0.21% of the outstanding class of shares) and 694 Class B Shares (0.18% of the outstanding class of shares).
(3) Mr. Young also is affiliated with Bakersfield Food City Inc. dba Young's Markets, which owns 100 Class A Shares (0.21% of the outstanding class of shares) and 355 Class B Shares (0.09% of the outstanding class of shares).

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

  All firms with which directors are affiliated, as members of the Company, purchase groceries, related products and store equipment from the Company in the ordinary course of business. As members, firms with which directors are affiliated may receive benefits for which all members are eligible, including patronage dividends, allowances and retail support services. See Footnote 15 to Notes to Consolidated Financial Statements, which is incorporated herein by this reference, for a description of related party transactions.

                                    PART IV

ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K.

(a)Financial Statements

  Reports of Independent Accountants.

  Consolidated Balance Sheets as of August 30, 1997 and August 31, 1996.

  Consolidated Statements of Earnings for the Fiscal Years Ended August 30, 1997, August 31, 1996 and September 2, 1995.

  Consolidated Statements of Shareholders' Equity for the Fiscal Years Ended August 30, 1997, August 31, 1996, and September 2, 1995.

  Consolidated Statements of Cash Flows for the Fiscal Years Ended August 30, 1997, August 31, 1996, and September 2, 1995.

(b)Reports on Form 8-K

  None.

(c)Exhibits

   3.1 Articles of Incorporation of the Registrant (as amended through May 5,
       1997).
   3.2 Bylaws of the Registrant (as amended through June 21, 1994)
       (incorporated by reference to Exhibit 4.2 to Post Effective Amendment
       No. 6 to Form S-2 Registration Statement of the Registrant filed on
       December 15, 1994, File No. 33-38152).
   4.1 Retail Grocer Application and Agreement for Continuing Service
       Affiliation With Certified Grocers of California, LTD. And Pledge
       Agreement (incorporated by reference to Exhibit 4.7 to Amendment No. 2 to Form S-1 Registration Statement of the Registrant filed on December
       31, 1981, File No. 2-70069).
   4.2 Retail Grocer Application And Agreement For Service Affiliation With And
       The Purchase Of Shares Of Certified Grocers Of California, LTD. And
       Pledge Agreement (incorporated by reference to Exhibit 4.2 to Post
       Effective Amendment No. 7 to Form S-2 Registration Statement of the
       Registrant filed on December 13, 1989, File No. 33-19284).
   4.3 Agreement respecting directors' shares (incorporated by reference to Exhibit 4.9 to Amendment No. 2 to Form S-1 Registration Statement of the
       Registrant filed on December 31, 1981, File No. 2-70069).
   4.4 Subordination Agreement (Existing Member-Patron) (incorporated by reference to Exhibit 4.4 to Post-Effective Amendment No. 4 to Form S-2
       Registration Statement of the Registrant filed on July 15, 1988, File
       No. 33-19284).
   4.5 Subordination Agreement (Existing Associate Patron) (incorporated by reference to Exhibit 4.5 to Post-Effective Amendment No. 4 to Form S-2
       Registration Statement of the Registrant filed on July 15, 1988, File
       No. 33-19284).
   4.6 Subordination Agreement (New Member-Patron) (incorporated by reference to Exhibit 4.6 to Post-Effective Amendment No. 4 to Form S-2
       Registration Statement of the Registrant filed on July 15, 1988, File
       No. 33-19284).
   4.7 Subordination Agreement (New Associate Patron) (incorporated by reference to Exhibit 4.7 to Post-Effective Amendment No. 4 to Form S-2
       Registration Statement of the Registrant filed on July 15, 1988, File
       No. 33-19284).

   4.8    Form of Class A Share Certificate (incorporated by reference to
          Exhibit 4.5 to Post Effective Amendment No. 6 to Form S-2
          Registration Statement of the Registrant filed on December 15, 1994,
          File No. 33-38152).
   4.9    Form of Class B Share Certificate (incorporated by reference to
          Exhibit 4.6 to Post Effective Amendment No. 6 to Form S-2
          Registration Statement of the Registrant filed on December 15, 1994,
          File No. 33-38152).
   4.10.1 Articles FIFTH and SIXTH of the Registrant's Articles of
          Incorporation (See Exhibit 3.1).
   4.10.2 Article I, Section 5, and Article VII of the Registrant's Bylaws (See
          Exhibit 3.2).
   4.11   Indenture between the Registrant and First Interstate Bank of
          California, as Trustee, relating to $3,000,000 Subordinated Patronage
          Dividend Certificates Due December 15, 2000 (incorporated by reference to Exhibit 4.3 to Amendment No. 1 to Form S-2 Registration
          Statement of the Registrant filed on September 27, 1993, File No. 33-
          68288).
   4.12   Indenture between the Registrant and First Interstate Bank of
          California, as Trustee, relating to $5,000,000 Subordinated Patronage
          Dividend Certificates due December 15, 2001 (incorporated by reference to Exhibit 4.3 to Form S-2 Registration Statement of the
          Registrant filed on October 12, 1994, File No. 33-56005).
   4.13   Indenture between the Registrant and First Interstate Bank of
          California, as Trustee, relating to $3,000,000 Subordinated Patronage
          Dividend Certificates due December 15, 2002 (incorporated by reference to Exhibit 4.3 to Form S-2 Registration Statement of the
          Registrant filed on October 13, 1995, File No. 33-63383).
   4.14 $135,000,000 Amended and Restated Loan and Security Agreement dated as of March 17, 1994 between Certified Grocers of California, Ltd.,
          Grocers General Merchandise Company, Grocers Specialty Company, and
          BT Commercial Corporation, as agent, Union Bank, as co-agent, and First National Bank of Boston as co-agent; and Amendment Number One dated as of November 1, 1994 (incorporated by reference to Exhibit
          4.13 to the Registrant's Annual Report on Form 10-K for the fiscal year ended September 3, 1994, File No. 0-10815).
   4.14.1 Amendment Number Two to Amended and Restated Loan and Security
          Agreement date as of December 3, 1994, between Certified Grocers of
          California, Ltd., Grocers General Merchandise Company, Grocers
          Specialty Company, and BT Commercial Corporation, as agent, Union
          Bank, as co-agent, and First National Bank of Boston, as co-agent
          (incorporated by reference to Exhibit 4.14.1 to the Registrant's
          Annual Report on Form 10-K for the fiscal year ended September 2, 1995, File No. 0-10815).
   4.14.2 Amendment Number Three to Amended and Restated Loan and Security
          Agreement dated as of May 24, 1996, between Certified Grocers of
          California, Ltd., Grocers General Merchandise Company, Grocers
          Specialty Company, and BT Commercial Corporation, as agent, Union
          Bank, as co-agent, and First National Bank of Boston, as co-agent
          (incorporated by reference to Exhibit 4.14.2 to the Registrant's
          Annual Report on Form 10-K for the fiscal year ended August 31, 1996,
          File No. 0-10815).
   4.14.3 Amendment Number Four to Amended and Restated Loan and Security
          Agreement dated as of June 27, 1996, between Certified Grocers of
          California, Ltd., Grocers General Merchandise Company, Grocers
          Specialty Company, and BT Commercial Corporation, as agent, Union
          Bank, as co-agent, and First National Bank of Boston, as co-agent
          (incorporated by reference to Exhibit 4.14.3 to the Registrant's
          Annual Report on Form 10-K for the fiscal year ended August 31, 1996,
          File No. 0-10815).
   4.14.4 Amendment Number Five to Amended and Restated Loan and Security
          Agreement dated as of September 30, 1996, between Certified Grocers of California, Ltd., Grocers General Merchandise Company, Grocers
          Specialty Company, and BT Commercial Corporation, as agent, Union
          Bank, as co-agent, and First National Bank of Boston, as co-agent
          (incorporated by reference to Exhibit 4.14.4 to the Registrant's
          Annual Report on Form 10-K for the fiscal year ended August 31, 1996,
          File No. 0-10815).

   4.14.5 Amendment Number Six to Amended and Restated Loan and Security
          Agreement dated as of April 7, 1997, between Certified Grocers of
          California, Ltd., Grocers General Merchandise Company, Grocers
          Specialty Company, and BT Commercial Corporation, as agent, Union
          Bank, as co-agent, and First National Bank of Boston, as co-agent.
   4.14.6 Amendment Number Seven to Amended and Restated Loan and Security
          Agreement dated as of October 21, 1997, between Certified Grocers of
          California, Ltd., Grocers General Merchandise Company, Grocers
          Specialty Company, and BT Commercial Corporation, as agent, Union
          Bank, as co-agent, and First National Bank of Boston, as co-agent.
   4.15   Subordinated Note Agreement dated March 27, 1989 between Certified
          Grocers of California, Ltd. and Aetna Life Insurance Company regarding $35,000,000 10.80% subordinated notes due April 1, 1999;
          and letter amendment dated January 30, 1992 (incorporated by reference to Exhibit 4.15 to the Registrant's Annual Report on Form
          10-K for the fiscal year ended August 28, 1993 filed on November 26, 1993, File No. 0-10815).
   4.15.1 Amendment to Subordinated Note Agreement dated as of March 17, 1994 between Certified Grocers of California, Ltd. and Aetna Life
          Insurance Company (incorporated by reference to Exhibit 4.15.1 to the Registrant's Annual Report on Form 10-K for the fiscal year ended
          September 3, 1994, File No. 0-10815).
   4.16   Note Purchase Agreement dated January 15, 1990 between Certified
          Grocers of California, Ltd. and Massachusetts Mutual Life Insurance
          Company regarding $20,000,000 9.55% Senior Notes due January 15,
          2005; and Amendment Dated January 30, 1991, First Amendment dated
          September 4, 1991, and Amendment No. 2 dated October 19, 1993
          (incorporated by reference to Exhibit 4.16 to the Registrant's Annual
          Report on Form 10-K for the fiscal year ended August 28, 1993 filed on November 26, 1993, File No. 0-10815).
   4.16.1 Amendment No. 3 to Note Purchase Agreement dated as of March 17,
          1994, and Amendment No. 4 to Note Purchase Agreement dated as of
          September 29, 1994, each between Certified Grocers of California,
          Ltd. and Massachusetts Mutual Life Insurance Company (incorporated by reference to Exhibit 4.16.1 to the Registrant's Annual Report on Form
          10-K for the fiscal year ended September 3, 1994, File No. 0-10815).
   4.17   $18,700,000 Loan Agreement dated August 23, 1979 between Certified
          Grocers of California, Ltd., First Interstate Bank of California, as
          Trustee, and the other Lenders named therein; Secured Promissory
          Notes dated August 23, 1979; Deed of Trust and Assignment of Rents dated August 23, 1979; and, Assignment of Rents and Leases dated
          August 23, 1979 (incorporated by reference to Exhibit 4.17 to the
          Registrant's Annual Report on Form 10-K for the fiscal year ended
          August 28, 1993 filed on November 26, 1993, File No. 0-10815).
   4.18 Loan Purchase and Service Agreement Dated as of August 29, 1996 between Grocers Capital Company and National Consumer Cooperative
          Bank (incorporated by reference to Exhibit 4.18 to the Registrant's
          Annual Report on Form 10-K for the fiscal year ended August 31, 1996 filed on November 5, 1996, File No. 0-10815).
   4.19   $10,000,000 Credit Agreement and Security Agreement each dated as of
          September 20, 1996 between Grocers Capital Company and National
          Cooperative Bank as agent (incorporated by reference to Exhibit 4.19 to the Registrant's Annual Report on Form 10-K for the fiscal year ended August 31, 1996 filed on November 5, 1996, File No. 0-10815).
  10.1    Comprehensive Amendment to Retirement Plan for Employees of Certified
          Grocers of California, Ltd. dated as of July 27, 1995.
  10.3    Comprehensive Amendment to Certified Grocers of California, Ltd.
          Employees' Sheltered Savings Plan dated as of July 27, 1995.

   10.4    Certified Grocers of California, Ltd., Executive Salary Protection
           Plan II ("ESPP II"), Master Plan Document, effective January 4, 1995
           (incorporated by reference to Exhibit 10.4 to the Registrant's
           Annual Report on Form 10-K for the fiscal year ended September 2, 1995 filed on December 1, 1995, File No. 0-10815).
   10.5    Master Trust Agreement For Certified Grocers of California, Ltd.
           Executive Salary Protection Plan II, dated as of April 28, 1995
           (incorporated by reference to Exhibit 10.5 to the Registrant's
           Annual Report on Form 10-K for the fiscal year ended September 2, 1995 filed on December 1, 1995, File No. 0-10815).
   10.6 Certified Grocers of California, Ltd. Executive Insurance Plan Split dollar Agreement and Schedule of Executive Officers party thereto
           (incorporated by reference to Exhibit 10.6 to the Registrant's
           Annual Report on Form 10-K for the fiscal year ended September 2, 1995 filed on December 1, 1995, File No. 0-10815).
   10.7    Comprehensive Amendment to Certified Grocers of California, Ltd.
           Employees' Excess Benefit Plan dated as of December 5, 1995.
   10.8    Comprehensive Amendment to Certified Grocers of California, Ltd.
           Employees' Supplemental Deferred Compensation Plan dated as of
           December 5, 1995.
   10.9    Comprehensive Amendment to Certified Grocers of California, Ltd.
           Employee Savings Plan dated as of August 18, 1995.
   10.10   Joint Venture Agreement of Golden Alliance Distribution, dated as of
           April 8, 1992, between Food 4 Less GM, Inc. and Grocers General
           Merchandise Company (incorporated by reference to Exhibit 10.7 to
           Form S-2 Registration Statement of the Registrant filed on September
           2, 1993. File No. 33-68288.
   10.10.1 Agreement Regarding Termination and Dissolution of Joint Venture
           Agreement of Golden Alliance Distribution, dated as of August 15,
           1997, between Food 4 Less GM, Inc. and Grocers General Merchandise
           Company
   10.11   Lease, dated as of December 23, 1986, between Cercor Associates and
           Grocers Specialty Company (incorporated by reference to Exhibit 10.8 to Form S-2 Registration Statement of the Registrant filed on September 2, 1993. File No. 33-68288).
   10.12 Expansion Agreement, dated as of May 1, 1991, and Industrial Lease, dated as of May 1, 1991, between Dermody Properties and the Registrant (incorporated by reference to Exhibit 10.9 to Form S-2
           Registration Statement of the Registrant filed on September 2, 1993.
           File No. 33-68288).
   10.12.1 Lease Amendment, dated June 20, 1991, between Dermody Properties and the Registrant (incorporated by reference to Exhibit 10.9.1 to Form
           S-2 Registration Statement of the Registrant filed on September 2,
           1993. File No. 33-68288).
   10.12.2 Lease Amendment, dated October 18, 1991, between Dermody Properties and the Registrant (incorporated by reference to Exhibit 10.9.2 to Form S-2 Registration Statement of the Registrant filed on September
           2, 1993. File No. 33-68288).
   10.13   Preferred Stock Purchase Agreement by and between Food-4-Less of
           Modesto, Inc. and Grocers Capital Company, dated as of July 1, 1992
           (incorporated by reference to Exhibit 10.10 to the Registrant's
           Annual Report on Form 10-K for the fiscal year ended August 28, 1993 filed on November 26, 1993, File No. 0-10815).
   10.14   Preferred Stock Purchase Agreement by and between SavMax Foods, Inc.
           and Grocers Capital Company, dated as of December 17, 1993
           (incorporated by reference to Exhibit 10.11 to Post Effective
           Amendment No. 6 to Form S-2 Registration Statement of the Registrant filed on December 15, 1994, File No. 33-38152).
   10.14.1 Forbearance and Debt Restructure Agreement, dated May 15, 1997, between SavMax Foods, Inc., Michael A. Webb, Grocers Capital
           Company, and the Registrant

  10.15  Common Stock Purchase Agreement by and between Michael A. Webb and Grocers Capital Company, dated as of December 17, 1993 (incorporated by reference to Exhibit 10.12 to Post Effective Amendment No. 6 to Form S-2 Registration Statement of the Registrant filed on December 15, 1994, File No. 33-38152).
  10.16  Agreement Regarding Common Stock by and between Michael A. Webb, SavMax Foods, Inc. and Grocers
         Capital Company, dated as of December 17, 1993 (incorporated by reference to Exhibit 10.13 to Post
         Effective Amendment No. 6 to Form S-2 Registration Statement of the Registrant filed on December 15,
         1994, File No. 33-38152).
  10.17  Commercial Lease-Net dated December 6, 1994 between TriNet Essential Facilities XII and the
         Registrant (incorporated by reference to Exhibit 10.17 to the Registrant's Annual Report on
         Form 10-K for the fiscal year ended September 2, 1995 filed on December 1, 1995,
         File No. 0-10815).
  10.18  Purchase Agreement dated November 21, 1994 between the Registrant and TriNet Corporate Realty Trust,
         Inc. (incorporated by reference to Exhibit 10.18 to the Registrant's Annual Report on Form 10-K for
         the fiscal year ended September 2, 1995 filed on December 1, 1995,
         File No. 0-10815).
  10.19  Form of Employment Agreement between the Company and Alfred A. Plamann (incorporated by reference to
         Exhibit 10.19 to the Registrant's Annual Report on Form 10-K for the fiscal year ended August 31,
         1996 filed on November 5, 1996, File No. 0-10815).
  10.20  Severance Agreement between the Company and Daniel T. Bane
  10.21  Severance Agreement between the Company and Charles J. Pilliter
  10.22  Form of Indemnification Agreement between the Company and each Director and Officer (incorporated by reference to Exhibit A to the Registrant's Proxy Statement dated February 24, 1997 filed on February
         24, 1997, File No. 0-10815).
  10.23  Annual Incentive Plan for Chief Executive Officer
  10.24  Annual Incentive Plan for Senior Management.
  10.25  Agreement to Sell and Purchase Real Property and Escrow Instructions, dated September 12, 1997 between the Registrant and Smart & Final Stores Corporation
  21     Subsidiaries of the Registrant.
  27.    Financial Data Schedule.

(d)Financial Statement Schedules

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

                                          CERTIFIED GROCERS OF CALIFORNIA,
                                           LTD.

                                                  /s/ Alfred A. Plamann
                                          By __________________________________
                                                    Alfred A. Plamann
                                                      President and
                                                 Chief Executive Officer

                                                   /s/ Daniel T. Bane
                                          By __________________________________
                                                     Daniel T. Bane
                                           Senior Vice President -- Finance &
                                                    Administration and
                                                  Chief Financial Officer

                                                 /s/ Randall G. Scoville
                                          By __________________________________
                                                   Randall G. Scoville
                                                  Corporate Controller

Date: November 24, 1997

             SIGNATURE                           TITLE                    DATE
             ---------                           -----                    ----

      /s/   Louis A. Amen            Director                      November 24, 1997
____________________________________
           Louis A. Amen
      (Chairman of the Board)

       /s/  Jay McCormack            Director                      November 24, 1997
____________________________________
           Jay McCormack
        (1st Vice Chairman)

         /s/  Mark Kidd              Director                      November 24, 1997
____________________________________
             Mark Kidd
        (2nd Vice Chairman)

       /s/  John Berberian           Director                      November 24, 1997
____________________________________
           John Berberian

      /s/  Michael Bonfante          Director                      November 24, 1997
____________________________________
          Michael Bonfante

      /s/  Harley J. DeLano          Director                      November 24, 1997
____________________________________
          Harley J. DeLano

      /s/  John T. Fujieki           Director                      November 24, 1997
____________________________________
          John T. Fujieki

      /s/  Roger K. Hughes           Director                      November 24, 1997
____________________________________
          Roger K. Hughes

      /s/  Darioush Khaledi          Director                      November 24, 1997
____________________________________
          Darioush Khaledi

 /s/ Willard R. "Bill" MacAloney     Director                      November 24, 1997
____________________________________
    Willard R. "Bill" MacAloney

       /s/  Morrie Notrica           Director                      November 24, 1997
____________________________________
           Morrie Notrica


             SIGNATURE                           TITLE                    DATE
             ---------                           -----                    ----
   /s/  Michael A. Provenzano        Director                      November 24, 1997
____________________________________
       Michael A. Provenzano

     /s/  Gail Gerrard Rice          Director                      November 24, 1997
____________________________________
         Gail Gerrard Rice

       /s/  James R. Stump           Director                      November 24, 1997
____________________________________
           James R. Stump

       /s/  Kenneth Young            Director                      November 24, 1997
____________________________________
           Kenneth Young

                                 EXHIBIT INDEX

 EXHIBIT                                                             SEQUENTIAL
  NUMBER                         DESCRIPTION                          PAGE NO.
 -------                         -----------                         ----------
   3.1    Articles of Incorporation of the Registrant (as amended
          through May 5, 1997).
   3.2    Bylaws of the Registrant (as amended through June 21,
          1994) (incorporated by reference to Exhibit 4.2 to Post
          Effective Amendment No. 6 to Form S-2 Registration
          Statement of the Registrant filed on December 15, 1994,
          File No. 33-38152).
   4.1    Retail Grocer Application and Agreement for Continuing
          Service Affiliation With Certified Grocers of
          California, LTD. And Pledge Agreement (incorporated by
          reference to Exhibit 4.7 to Amendment No. 2 to Form S-1
          Registration Statement of the Registrant filed on
          December 31, 1981, File No. 2-70069).
   4.2    Retail Grocer Application And Agreement For Service
          Affiliation With And The Purchase Of Shares Of Certified
          Grocers Of California, LTD. And Pledge Agreement
          (incorporated by reference to Exhibit 4.2 to Post
          Effective Amendment No. 7 to Form S-2 Registration
          Statement of the Registrant filed on December 13, 1989,
          File No. 33-19284).
   4.3    Agreement respecting directors' shares (incorporated by
          reference to Exhibit 4.9 to Amendment No. 2 to Form S-1
          Registration Statement of the Registrant filed on
          December 31, 1981, File No. 2-70069).
   4.4    Subordination Agreement (Existing Member-Patron)
          (incorporated by reference to Exhibit 4.4 to Post-
          Effective Amendment No. 4 to Form S-2 Registration
          Statement of the Registrant filed on July 15, 1988, File
          No. 33-19284).
   4.5    Subordination Agreement (Existing Associate Patron)
          (incorporated by reference to Exhibit 4.5 to Post-
          Effective Amendment No. 4 to Form S-2 Registration
          Statement of the Registrant filed on July 15, 1988, File
          No. 33-19284).
   4.6    Subordination Agreement (New Member-Patron)
          (incorporated by reference to Exhibit 4.6 to Post-
          Effective Amendment No. 4 to Form S-2 Registration
          Statement of the Registrant filed on July 15, 1988, File
          No. 33-19284).
   4.7    Subordination Agreement (New Associate Patron)
          (incorporated by reference to Exhibit 4.7 to Post-
          Effective Amendment No. 4 to Form S-2 Registration
          Statement of the Registrant filed on July 15, 1988, File
          No. 33-19284).
   4.8    Form of Class A Share Certificate (incorporated by
          reference to Exhibit 4.5 to Post Effective Amendment No.
          6 to Form S-2 Registration Statement of the Registrant
          filed on December 15, 1994, File No. 33-38152).
   4.9    Form of Class B Share Certificate (incorporated by
          reference to Exhibit 4.6 to Post Effective Amendment No.
          6 to Form S-2 Registration Statement of the Registrant
          filed on December 15, 1994, File No. 33-38152).
   4.10.1 Articles FIFTH and SIXTH of the Registrant's Articles of
          Incorporation (See Exhibit 3.1).
   4.10.2 Article I, Section 5, and Article VII of the
          Registrant's Bylaws (See Exhibit 3.2).
   4.11   Indenture between the Registrant and First Interstate
          Bank of California, as Trustee, relating to $3,000,000
          Subordinated Patronage Dividend Certificates Due
          December 15, 2000 (incorporated by reference to Exhibit
          4.3 to Amendment No. 1 to Form S-2 Registration
          Statement of the Registrant filed on September 27, 1993,
          File No. 33-68288).
   4.12   Indenture between the Registrant and First Interstate
          Bank of California, as Trustee, relating to $5,000,000
          Subordinated Patronage Dividend Certificates due
          December 15, 2001 (incorporated by reference to Exhibit
          4.3 to Form S-2 Registration Statement of the Registrant
          filed on October 12, 1994, File No. 33-56005).

 EXHIBIT                                                             SEQUENTIAL
  NUMBER                         DESCRIPTION                          PAGE NO.
 -------                         -----------                         ----------
   4.13   Indenture between the Registrant and First Interstate
          Bank of California, as Trustee, relating to $3,000,000
          Subordinated Patronage Dividend Certificates due
          December 15, 2002 (incorporated by reference to Exhibit
          4.3 to Form S-2 Registration Statement of the Registrant
          filed on October 13, 1995, File No. 33-63383).
   4.14   $135,000,000 Amended and Restated Loan and Security
          Agreement dated as of March 17, 1994 between Certified
          Grocers of California, Ltd., Grocers General Merchandise
          Company, Grocers Specialty Company, and BT Commercial
          Corporation, as agent, Union Bank, as co-agent, and
          First National Bank of Boston as co-agent; and Amendment
          Number One dated as of November 1, 1994 (incorporated by
          reference to Exhibit 4.13 to the Registrant's Annual
          Report on Form 10-K for the fiscal year ended September
          3, 1994, File No. 0-10815).
   4.14.1 Amendment Number Two to Amended and Restated Loan and
          Security Agreement date as of December 3, 1994, between
          Certified Grocers of California, Ltd., Grocers General
          Merchandise Company, Grocers Specialty Company, and BT
          Commercial Corporation, as agent, Union Bank, as co-
          agent, and First National Bank of Boston, as co-agent
          (incorporated by reference to Exhibit 4.14.1 to the
          Registrant's Annual Report on Form 10-K for the fiscal
          year ended September 2, 1995, File No. 0-10815).
   4.14.2 Amendment Number Three to Amended and Restated Loan and
          Security Agreement dated as of May 24, 1996, between
          Certified Grocers of California, Ltd., Grocers General
          Merchandise Company, Grocers Specialty Company, and BT
          Commercial Corporation, as agent, Union Bank, as co-
          agent, and First National Bank of Boston, as co-agent
          (incorporated by reference to Exhibit 4.14.2 to the
          Registrant's Annual Report on Form 10-K for the fiscal
          year ended August 31, 1996, File No. 0-10815).
   4.14.3 Amendment Number Four to Amended and Restated Loan and
          Security Agreement dated as of June 27, 1996, between
          Certified Grocers of California, Ltd., Grocers General
          Merchandise Company, Grocers Specialty Company, and BT
          Commercial Corporation, as agent, Union Bank, as co-
          agent, and First National Bank of Boston, as co-agent
          (incorporated by reference to Exhibit 4.14.3 to the
          Registrant's Annual Report on Form 10-K for the fiscal
          year ended August 31, 1996, File No. 0-10815).
   4.14.4 Amendment Number Five to Amended and Restated Loan and
          Security Agreement dated as of September 30, 1996,
          between Certified Grocers of California, Ltd., Grocers
          General Merchandise Company, Grocers Specialty Company,
          and BT Commercial Corporation, as agent, Union Bank, as
          co-agent, and First National Bank of Boston, as co-agent
          (incorporated by reference to Exhibit 4.14.4 to the
          Registrant's Annual Report on Form 10-K for the fiscal
          year ended August 31, 1996, File No. 0-10815).
   4.14.5 Amendment Number Six to Amended and Restated Loan and
          Security Agreement dated as of April 7, 1997, between
          Certified Grocers of California, Ltd., Grocers General
          Merchandise Company, Grocers Specialty Company, and BT
          Commercial Corporation, as agent, Union Bank, as co-
          agent, and First National Bank of Boston, as co-agent.
   4.14.6 Amendment Number Seven to Amended and Restated Loan and
          Security Agreement dated as of October 21, 1997, between
          Certified Grocers of California, Ltd., Grocers General
          Merchandise Company, Grocers Specialty Company, and BT
          Commercial Corporation, as agent, Union Bank, as co-
          agent, and First National Bank of Boston, as co-agent.
   4.15   Subordinated Note Agreement dated March 27, 1989 between
          Certified Grocers of California, Ltd. and Aetna Life
          Insurance Company regarding $35,000,000 10.80%
          subordinated notes due April 1, 1999; and letter
          amendment dated January 30, 1992 (incorporated by
          reference to Exhibit 4.15 to the Registrant's Annual
          Report on Form 10-K for the fiscal year ended August 28,
          1993 filed on November 26, 1993, File No. 0-10815).

 EXHIBIT                                                             SEQUENTIAL
  NUMBER                         DESCRIPTION                          PAGE NO.
 -------                         -----------                         ----------
   4.15.1 Amendment to Subordinated Note Agreement dated as of
          March 17, 1994 between Certified Grocers of California,
          Ltd. and Aetna Life Insurance Company (incorporated by
          reference to Exhibit 4.15.1 to the Registrant's Annual
          Report on Form 10-K for the fiscal year ended September
          3, 1994, File No. 0-10815).
   4.16   Note Purchase Agreement dated January 15, 1990 between
          Certified Grocers of California, Ltd. and Massachusetts
          Mutual Life Insurance Company regarding $20,000,000
          9.55% Senior Notes due January 15, 2005; and Amendment
          Dated January 30, 1991, First Amendment dated September
          4, 1991, and Amendment No. 2 dated October 19, 1993
          (incorporated by reference to Exhibit 4.16 to the
          Registrant's Annual Report on Form 10-K for the fiscal
          year ended August 28, 1993 filed on November 26, 1993,
          File No. 0-10815).
   4.16.1 Amendment No. 3 to Note Purchase Agreement dated as of
          March 17, 1994, and Amendment No. 4 to Note Purchase
          Agreement dated as of September 29, 1994, each between
          Certified Grocers of California, Ltd. and Massachusetts
          Mutual Life Insurance Company (incorporated by reference
          to Exhibit 4.16.1 to the Registrant's Annual Report on
          Form 10-K for the fiscal year ended September 3, 1994,
          File No. 0-10815).
   4.17   $18,700,000 Loan Agreement dated August 23, 1979 between
          Certified Grocers of California, Ltd., First Interstate
          Bank of California, as Trustee, and the other Lenders
          named therein; Secured Promissory Notes dated August 23,
          1979; Deed of Trust and Assignment of Rents dated August
          23, 1979; and, Assignment of Rents and Leases dated
          August 23, 1979 (incorporated by reference to Exhibit
          4.17 to the Registrant's Annual Report on Form 10-K for
          the fiscal year ended August 28, 1993 filed on November
          26, 1993, File No. 0-10815).
   4.18   Loan Purchase and Service Agreement Dated as of August
          29, 1996 between Grocers Capital Company and National
          Consumer Cooperative Bank (incorporated by reference to
          Exhibit 4.18 to the Registrant's Annual Report on Form
          10-K for the fiscal year ended August 31, 1996 filed on
          November 5, 1996, File No. 0-10815).
   4.19   $10,000,000 Credit Agreement and Security Agreement each
          dated as of September 20, 1996 between Grocers Capital
          Company and National Cooperative Bank as agent
          (incorporated by reference to Exhibit 4.19 to the
          Registrant's Annual Report on Form 10-K for the fiscal
          year ended August 31, 1996 filed on November 5, 1996,
          File No. 0-10815).
  10.1    Comprehensive Amendment to Retirement Plan for Employees
          of Certified Grocers of California, Ltd. dated as of
          July 27, 1995.
  10.3    Comprehensive Amendment to Certified Grocers of
          California, Ltd. Employees' Sheltered Savings Plan dated
          as of July 27, 1995.
  10.4    Certified Grocers of California, Ltd., Executive Salary
          Protection Plan II ("ESPP II"), Master Plan Document,
          effective January 4, 1995 (incorporated by reference to
          Exhibit 10.4 to the Registrant's Annual Report on Form
          10-K for the fiscal year ended September 2, 1995 filed
          on December 1, 1995, File No. 0-10815).
  10.5    Master Trust Agreement For Certified Grocers of
          California, Ltd. Executive Salary Protection Plan II,
          dated as of April 28, 1995 (incorporated by reference to
          Exhibit 10.5 to the Registrant's Annual Report on Form
          10-K for the fiscal year ended September 2, 1995 filed
          on December 1, 1995, File No. 0-10815).
  10.6    Certified Grocers of California, Ltd. Executive
          Insurance Plan Split dollar Agreement and Schedule of
          Executive Officers party thereto (incorporated by
          reference to Exhibit 10.6 to the Registrant's Annual
          Report on Form 10-K for the fiscal year ended September
          2, 1995 filed on December 1, 1995, File No. 0-10815).

  EXHIBIT                                                            SEQUENTIAL
  NUMBER                         DESCRIPTION                          PAGE NO.
  -------                        -----------                         ----------
   10.7    Comprehensive Amendment to Certified Grocers of
           California, Ltd. Employees' Excess Benefit Plan dated
           as of December 5, 1995.
   10.8    Comprehensive Amendment to Certified Grocers of
           California, Ltd. Employees' Supplemental Deferred
           Compensation Plan dated as of December 5, 1995.
   10.9    Comprehensive Amendment to Certified Grocers of
           California, Ltd. Employee Savings Plan dated as of
           August 18, 1995.
   10.10   Joint Venture Agreement of Golden Alliance
           Distribution, dated as of April 8, 1992, between Food 4
           Less GM, Inc. and Grocers General Merchandise Company
           (incorporated by reference to Exhibit 10.7 to Form S-2
           Registration Statement of the Registrant filed on
           September 2, 1993. File No. 33-68288.
   10.10.1 Agreement Regarding Termination and Dissolution of
           Joint Venture Agreement of Golden Alliance
           Distribution, dated as of August 15, 1997, between Food
           4 Less GM, Inc. and Grocers General Merchandise Company
   10.11   Lease, dated as of December 23, 1986, between Cercor
           Associates and Grocers Specialty Company (incorporated
           by reference to Exhibit 10.8 to Form S-2 Registration
           Statement of the Registrant filed on September 2, 1993.
           File No. 33-68288).
   10.12   Expansion Agreement, dated as of May 1, 1991, and
           Industrial Lease, dated as of May 1, 1991, between
           Dermody Properties and the Registrant (incorporated by
           reference to Exhibit 10.9 to Form S-2 Registration
           Statement of the Registrant filed on September 2, 1993.
           File No. 33-68288).
   10.12.1 Lease Amendment, dated June 20, 1991, between Dermody
           Properties and the Registrant (incorporated by
           reference to Exhibit 10.9.1 to Form S-2 Registration
           Statement of the Registrant filed on September 2, 1993.
           File No. 33-68288).
   10.12.2 Lease Amendment, dated October 18, 1991, between
           Dermody Properties and the Registrant (incorporated by
           reference to Exhibit 10.9.2 to Form S-2 Registration
           Statement of the Registrant filed on September 2, 1993.
           File No. 33-68288).
   10.13   Preferred Stock Purchase Agreement by and between Food-
           4-Less of Modesto, Inc. and Grocers Capital Company,
           dated as of July 1, 1992 (incorporated by reference to
           Exhibit 10.10 to the Registrant's Annual Report on Form
           10-K for the fiscal year ended August 28, 1993 filed on
           November 26, 1993, File No. 0-10815).
   10.14   Preferred Stock Purchase Agreement by and between
           SavMax Foods, Inc. and Grocers Capital Company, dated
           as of December 17, 1993 (incorporated by reference to
           Exhibit 10.11 to Post Effective Amendment No. 6 to Form
           S-2 Registration Statement of the Registrant filed on
           December 15, 1994, File No. 33-38152).
   10.14.1 Forbearance and Debt Restructure Agreement, dated May
           15, 1997, between SavMax Foods, Inc., Michael A. Webb,
           Grocers Capital Company, and the Registrant
   10.15   Common Stock Purchase Agreement by and between Michael
           A. Webb and Grocers Capital Company, dated as of
           December 17, 1993 (incorporated by reference to
           Exhibit 10.12 to Post Effective Amendment No. 6 to Form
           S-2 Registration Statement of the Registrant filed on
           December 15, 1994, File No. 33-38152).

 EXHIBIT                                                             SEQUENTIAL
 NUMBER                         DESCRIPTION                           PAGE NO.
 -------                        -----------                          ----------
   10.16 Agreement Regarding Common Stock by and between Michael
         A. Webb, SavMax Foods, Inc. and Grocers Capital Company,
         dated as of December 17, 1993 (incorporated by reference
         to Exhibit 10.13 to Post Effective Amendment No. 6 to
         Form S-2 Registration Statement of the Registrant filed
         on December 15, 1994, File No. 33-38152).
   10.17 Commercial Lease-Net dated December 6, 1994 between
         TriNet Essential Facilities XII and the Registrant
         (incorporated by reference to Exhibit 10.17 to the
         Registrant's Annual Report on Form 10-K for the fiscal
         year ended September 2, 1995 filed on December 1, 1995,
         File No. 0-10815).
   10.18 Purchase Agreement dated November 21, 1994 between the
         Registrant and TriNet Corporate Realty Trust, Inc.
         (incorporated by reference to Exhibit 10.18 to the
         Registrant's Annual Report on Form 10-K for the fiscal
         year ended September 2, 1995 filed on December 1, 1995,
         File No. 0-10815).
   10.19 Form of Employment Agreement between the Company and
         Alfred A. Plamann (incorporated by reference to Exhibit
         10.19 to the Registrant's Annual Report on Form 10-K for
         the fiscal year ended August 31, 1996 filed on November
         5, 1996, File No. 0-10815).
   10.20 Severance Agreement between the Company and Daniel T.
         Bane
   10.21 Severance Agreement between the Company and Charles J.
         Pilliter
   10.22 Form of Indemnification Agreement between the Company and each Director and Officer (incorporated by reference to
         Exhibit A to the Registrant's Proxy Statement dated
         February 24, 1997 filed on February 24, 1997, File No. 0-
         10815).
   10.23 Annual Incentive Plan for Chief Executive Officer
   10.24 Annual Incentive Plan for Senior Management.
   10.25 Agreement to Sell and Purchase Real Property and Escrow
         Instructions, dated September 12, 1997 between the
         Registrant and Smart & Final Stores Corporation
   21    Subsidiaries of the Registrant.
   27.   Financial Data Schedule.

(d)Financial Statement Schedules

  All required schedule information is presented in the financial statements or notes thereto. Other schedule information is either not applicable or not material.