Form 10-Q
period 1997-11-29
CERTIFIED GROCERS OF CALIFORNIA LTD
filed 1998-01-14
CIK 320431

                      SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                                      10-Q
(Mark One)
[ X ] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.


For the quarterly period ended     November 29, 1997
                                       OR
[   ]  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
       EXCHANGE ACT OF 1934.


For the transition period from                     to
                               --------------------- -----------------------
Commission file number   0-10815
----------------------------------------------------------------------------

                     Certified Grocers of California, Ltd.
----------------------------------------------------------------------------
             (Exact name of registrant as specified in its charter)

         California                                95-0615250
----------------------------------------------------------------------------
(State or other jurisdiction of         (I.R.S.  employer Identification No.)
incorporation or organization)

2601 S. Eastern Avenue, Los Angeles                   90040
----------------------------------------------------------------------------
(Address of principal executive offices)            (Zip Code)

                         (213) 726-2601
----------------------------------------------------------------------------
               Registrant's telephone number, including area code

----------------------------------------------------------------------------
   (Former Name, former address and former fiscal year, if changed since last report)


Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing
requirements for the past 90 days.                     Yes  X   No
                                                          ----     -----

               APPLICABLE ONLY TO ISSUERS INVOLVED IN BANKRUPTCY
                  PROCEEDINGS DURING THE PRECEDING FIVE YEARS

Indicate by check mark whether the registrant has filed all documents and reports required to be filed by Sections 12, 13, or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan
confirmed by a court.                                 Yes        No
                                                          ----      -----

                      APPLICABLE ONLY TO CORPORATE ISSUERS

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

          Class A Shares              47,200   Shares as of November 29, 1997
          Class B Shares             385,990   Shares as of November 29, 1997
          Class C Shares                  15   Shares as of November 29, 1997


PART I. FINANCIAL INFORMATION

Item 1. Financial Statements
----------------------------

             CERTIFIED GROCERS OF CALIFORNIA, LTD. AND SUBSIDIARIES
               CONSOLIDATED CONDENSED BALANCE SHEETS (UNAUDITED)
                             (dollars in thousands)



                                                November 29,     August 30,
                                                   1997            1997
                                               -------------   -------------
ASSETS

Current:
     Cash and cash equivalents                    $ 10,118      $  7,900
     Accounts and notes receivable                  98,866        94,493
     Inventories                                   130,974       135,272
     Prepaid expenses                                4,309         4,907
     Deferred taxes                                  3,427         3,427
                                                  --------       -------
                  Total current assets             247,694       245,999

Properties, at cost                                168,482       165,443
     Less, accumulated depreciation                (92,123)      (89,308)
                                                  --------       -------
                                                    76,359        76,135

Investments                                         38,298        36,714
Notes receivable                                    20,038        19,515
Other assets                                        16,470        15,639
                                                  --------       -------
                  TOTAL ASSETS                    $398,859      $394,002
                                                  ========      ========

LIABILITIES AND SHAREHOLDERS' EQUITY

Current:
     Accounts payable                             $ 72,431      $104,498
     Accrued liabilities                            60,153        54,320
     Notes payable                                  11,311        11,329
     Patrons' excess deposits and
      estimated patronage dividends                 19,576        16,826
                                                  --------      --------
     Total current liabilities                     163,471       186,973

Notes payable, due after one year                  119,375        92,217
Long-term liabilities                               18,989        18,151
Patrons' deposits and certificates:
     Patrons' required deposits                     14,093        14,358
     Subordinated patronage dividend
      certificates                                   6,258         6,276
Shareholders' equity:
     Class A Shares                                  5,322         5,361
     Class B Shares                                 57,349        57,349
     Retained earnings                              13,626        13,162
     Net unrealized gain on
      appreciation of investments                      459           238
     Minimum pension liability adjustment              (83)          (83)
                                                  --------      --------
     Total shareholders' equity                     76,673        76,027
                                                  --------      --------
     TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY   $398,859      $394,002
                                                  ========      ========

       The accompanying notes are an integral part of these statements.

             CERTIFIED GROCERS OF CALIFORNIA, LTD. AND SUBSIDIARIES
           CONSOLIDATED CONDENSED STATEMENTS OF EARNINGS (UNAUDITED)
                             (dollars in thousands)

                                                  13 Weeks Ended
                                        -------------------------------

                                           November 29,    November 30,
                                               1997            1996
                                          -------------   --------------

Net sales                                      $486,953        $500,828
                                               --------        --------

Costs and expenses:
   Cost of sales                                445,220         458,410
   Distribution, selling and administrative      33,894          34,737
                                               --------        --------
Operating income                                  7,839           7,681

Interest expense                                 (3,215)         (2,885)
                                               --------        --------

Earnings before estimated patronage
 dividends and provision for income taxes         4,624           4,796
Estimated patronage dividends                    (3,792)         (3,930)
                                               --------        --------

Earnings before income tax provision                832             866
Provision for income taxes                          285             313
                                               --------        --------

Net earnings                                   $    547        $    553
                                               ========        ========

       The accompanying notes are an integral part of these statements.


            CERTIFIED GROCERS OF CALIFORNIA, LTD. AND SUBSIDIARIES
          CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS (UNAUDITED)
     FOR THE THIRTEEN WEEKS ENDED NOVEMBER 29, 1997 AND NOVEMBER 30, 1996
                            (dollars in thousands)

                                               November 29,    NOVEMBER 30,
                                                  1997            1996
                                              ------------     -----------
Cash flows from operating activities:
Net earnings                                    $   547       $   553

   Adjustments to reconcile net
    earnings to net cash utilized by operating
    activities:
     Depreciation and amortization                3,262         2,895
     Loss (gain) on disposal of properties           66           (17)
     Decrease (increase) in assets:
        Accounts and notes receivable            (4,391)       (8,676)
        Inventories                               4,298       (12,350)
        Prepaid expenses                            598          (437)
        Notes receivable                           (523)       (5,065)
     Increase (decrease) in liabilities:
        Accounts payable                        (32,067)      (14,276)
        Accrued liabilities                       5,833         2,266
        Patrons' excess deposits and
         estimated patronage dividends            2,750         1,693
        Long-term liabilities, other                838           679
                                                -------       -------
Net cash utilized by operating activities       (18,789)      (32,735)
                                                -------       -------
Cash flows from investing activities:
   Purchase of properties                        (4,350)       (5,528)
   Proceeds from sales of properties                984            18
   Increase in other assets                      (1,017)       (2,941)
   Investment in securities, net                 (1,363)         (651)
                                                -------       -------
Net cash utilized by investing activities        (5,746)       (9,102)
                                                -------       -------
Cash flows from financing activities:
   Additions to long-term notes payable          27,793        42,346
   Reduction of short-term notes payable           (653)         (617)
   (Decrease) increase in members'
    required deposits                              (265)        1,306
   Repurchase of shares from members               (210)         (302)
   Issuance of shares to members                     88           101
                                                -------       -------
Net cash provided by financing activities        26,753        42,834
                                                -------       -------

Net increase in cash and cash equivalents         2,218           997
Cash and cash equivalents at beginning
 of year                                          7,900         6,451
                                                -------       -------
Cash and cash equivalents at end of period      $10,118       $ 7,448
                                                =======       =======

Supplemental disclosure of cash flow
 information:
Cash paid during the period for:
   Interest                                     $ 3,617       $ 3,680
   Income taxes                                               $ 2,203

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

3. The Company reclassified $635,000 from long-term to short-term debt (a noncash financing activity) for the thirteen weeks ended November 29, 1997, in its Consolidated Condensed Statements of Cash Flows.

Item 2.  Management's Discussion and Analysis of Financial Condition and Results
--------------------------------------------------------------------------------
of Operations
-------------

LIQUIDITY AND CAPITAL RESOURCES

     The Company relies upon cash flow from operations, patron deposits, Patronage Certificates, shareholdings, and borrowings under the Company's credit lines, to finance operations. Net cash utilized by operating activities totaled $18.8 million for the first thirteen weeks of fiscal 1998 (the "1998 period"), as compared to $32.7 million provided by operations for the first thirteen weeks of fiscal 1997 (the "1997 period"). Net cash utilized for the 1998 period is primarily due to decreased accounts payable in the distribution operations. The Company's improvements in its distribution and manufacturing operations, revised marketing programs, and loan sale proceeds provide adequate operating cash flow to conduct the Company's business operations. At November 29, 1997, working capital was $84.2 million, as compared to $59.0 million at August 30, 1997, and the Company's current ratio was 1.56 to 1 at November 29, 1997 and 1.3 to 1 at fiscal 1997 year end. Working capital varies primarily as a result of seasonal inventory requirements.

     Capital expenditures totaled $4.3 million in the first thirteen weeks of fiscal 1998. The 1998 expenditures include purchases of computer equipment, leasehold improvements, and warehouse equipment.

     The Company and one of its subsidiaries, Grocers Capital Company ("GCC") have agreements with certain banks that provide for committed lines of credit. These credit lines are available for general working capital, acquisitions, and maturing long-term debt. One credit agreement is collateralized by accounts receivable, inventory, and certain other assets of Certified Grocers of California, Ltd. and two of its principal subsidiaries, excluding equipment, real property and the assets of GCC. GCC's credit agreement is collateralized by its loan portfolio. The agreements provide for Eurodollar basis or prime basis borrowings at the Company's option. At the end of the first quarter of fiscal 1998, the Company had $145 million in committed lines of credit, of which $61.6 million was not utilized. As of November 29, 1997, the Company's outstanding borrowings, including obligations under capital leases of approximately $2.5 million, amounted to $130.7 million, of which $119.4 million was classified as noncurrent.

     Certified distributes at least 20% of the patronage dividends in cash and distributes Class B Shares as a portion of the patronage dividends distributed to its member-patrons.

     Patrons are generally required to maintain subordinated deposits with the Company and member-patrons purchase shares of stock of the Company. Upon termination of patron status, the withdrawing patron will be entitled to recover deposits in excess of its obligations to the Company if permitted by the applicable subordination provisions, and a member-patron also will be entitled to have its shares redeemed, subject to applicable legal requirements, Company policies and credit agreement limitations. The Company's current redemption policy limits the Class B Shares that the Company is obligated to redeem in any year to 5% of the number of Class B Shares deemed outstanding at the end of the preceding fiscal year. In fiscal 1997, this limitation restricted the Company's redemption of shares to 19,191 shares for $3,222,937. In fiscal 1998, the 5% limitation will restrict the Company's redemption of shares to 19,300 shares for $3,381,746. The number of shares tendered for redemption at November 29, 1997, totaled 70,290 (or approximately $12.3 million using fiscal 1997 year end book value), which exceeds the amount that can be redeemed in fiscal 1998. Consequently, the Company will be required to make redemptions in fiscal 1998, 1999, 2000, and 2001, with such redemptions approximating $12.3 million based on 1997 year end book values and estimated share issuances for those years. The redemption price for shares is based upon their book value as of the end of the year preceding redemption. Cash flow to fund redemption of shares is provided from operations, patron deposits, current shareholdings and borrowings under the Company's credit lines.

     The Company has been notified that its third and fourth largest customers, Nob Hill General Store, Inc. ("Nob Hill") and Hughes Markets, Inc. ("Hughes"), respectively, have entered into agreements to be acquired by entities that have self-distribution programs. These acquisitions are both expected to be completed in the first quarter of 1998. The Company's sales to Nob Hill and Hughes totaled approximately $150 million in fiscal 1997. The financial impact of these transactions on Certified is unknown at this time.

RESULTS OF OPERATIONS

     The following table sets forth selected financial data of the Company expressed as a percentage of sales for the periods indicated below:


                                                  For the Thirteen Weeks Ended
                                                  ----------------------------

                                          November 29, 1997   November 30, 1996
                                          -----------------   -----------------
Net sales                                             100%                 100%
Cost of sales                                        91.4                 91.5
Distribution, selling and administrative              7.0                  6.9
Operating income                                      1.6                  1.6
Interest expense                                      0.7                  0.6
Estimated patronage dividends                         0.7                  0.8
Earnings after dividend and before income taxes       0.2                  0.2
Provision for income taxes                            0.1                  0.1
Net earnings                                          0.1                  0.1

NET SALES

     Net sales totaled $487.0 million for the 1998 period as compared to $500.8 million in the 1997 period. The sales decrease of $13.9 million represents a 2.8% decrease over the 1997 period. The reduction in sales is the result of reduced sales to Megafood Stores ("Megafood"), and reduced frozen food sales to Hughes. Effective December 1996, the Arizona stores previously owned by Megafood were sold to Basha's Inc. ("Basha's"). Basha's self-distributes most of the product previously supplied to Megafood by the Company. Accordingly, the Company's sales to Megafood have been significantly impacted by this transaction. The Company believes the reduced sales to Hughes are directly related to events associated with the pending transaction described in "Liquidity and Capital Resources".

COST OF SALES

     Cost of sales were 91.4% of sales in fiscal 1998 compared to 91.5% in fiscal 1997. The slight decrease was due to slightly higher margins in the stores operated by the Company in Northern California. The Northern California stores were sold to a third party in November 1997.

DISTRIBUTION, SELLING AND ADMINISTRATIVE

     Distribution, selling and administrative expenses were $33.9 million (or 7.0% of net sales) in the 1998 period, as compared to $34.7 million (or 6.9% of net sales) in the 1997 period. The level of expense as a percentage of sales for the 1998 period is consistent with the 1997 period.

OPERATING INCOME
     Operating income totaled $7.8 million for the 1998 period, as compared to $7.7 million for the 1997 period.

INTEREST

     Interest expense in the 1998 period increased from $2.9 million (0.6% of net sales) in the 1997 period to $3.2 million (0.7% of net sales) in the 1998 period. The increase is due to slightly higher average borrowing requirements in fiscal 1998.

ESTIMATED PATRONAGE DIVIDENDS

    Estimated patronage dividends totaled $3.8 million for the 1998 period as compared to $3.9 million for the 1997 period. The reduction is due to lower sales through the cooperative divisions. However, estimated patronage dividends have remained constant at .91% of sales through the Cooperative.

NET EARNINGS
     Net earnings for the 1998 period were $547,000 compared to net earnings of $553,000 for the 1997 period.

PART II.  OTHER INFORMATION

Item 1.   Legal Proceedings

          Reference is made to the Company's Annual Report on Form 10-K for the fiscal year ended August 30, 1997, for a description of the Company's involvement with respect to the cleanup of hazardous waste at Operating Industries, Inc. Superfund Site in Monterey Park, California.

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

                     Certified Grocers of California, Ltd.
                     -------------------------------------
                                  (Registrant)



Dated:  January 13, 1998            By   ALFRED A. PLAMANN
                                         -----------------
                                         Alfred A. Plamann
                                            President and
                                         Chief Executive Officer



                                    By     DANIEL T. BANE
                                         -----------------
                                            Daniel T. Bane
                                         Senior Vice President,
                                       Finance and Administration
                                       and Chief Financial Officer


                                    By   RANDALL G. SCOVILLE
                                         -------------------
                                         Randall G. Scoville
                                         Corporate Controller