Form 10-Q
period 1998-02-28
CERTIFIED GROCERS OF CALIFORNIA LTD
filed 1998-04-14
CIK 320431

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                                      10-Q
(Mark One)
[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

For the quarterly period ended  February 28,1998
                               _________________________________________________
                                       OR

[_] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

For the transition period from ___________________ to _________________________


Commission file number  0-10815
_______________________________________________________________________________

                     Certified Grocers of California, Ltd.
_______________________________________________________________________________
             (Exact name of registrant as specified in its charter)

           California                                   95-0615250

(State or other jurisdiction of          (I.R.S.  employer Identification No.)
incorporation or organization)
_______________________________________________________________________________
2601 S. Eastern Avenue, Los Angeles                     90040
_______________________________________________________________________________
(Address of principal executive offices)              (Zip Code)

                              (213) 726-2601
_______________________________________________________________________________
               Registrant's telephone number, including area code

_______________________________________________________________________________
   (Former Name, former address and former fiscal year, if changed since last report)

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
                  PROCEEDINGS DURING THE PRECEDING FIVE YEARS

Indicate by check mark whether the registrant has filed all documents and reports required to be filed by Sections 12, 13, or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan
confirmed by a court.                                 Yes      No
                                                          ---     ---
                      APPLICABLE ONLY TO CORPORATE ISSUERS

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.


          Class A Shares       47,100   Shares as of February 28, 1998
          Class B Shares      366,573   Shares as of February 28, 1998
          Class C Shares           15   Shares as of February 28, 1998

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements
----------------------------

             CERTIFIED GROCERS OF CALIFORNIA, LTD. AND SUBSIDIARIES
                     CONSOLIDATED CONDENSED BALANCE SHEETS
                             (dollars in thousands)


                                                                                  (Unaudited)
                                                                                  February 28,                       August 30,
                                                                                      1998                              1997
                                                                              ---------------------              -------------------

ASSETS

Current:
  Cash and cash equivalents                                                          $  8,709                         $  7,900
  Accounts and notes receivable                                                        90,861                           94,493
  Inventories                                                                         126,033                          135,272
  Prepaid expenses                                                                      5,378                            4,907
      Deferred taxes                                                                    3,427                            3,427
                                                                                     --------                         --------
                  Total current assets                                                234,408                          245,999

Properties, at cost                                                                   173,172                          165,443
  Less, accumulated depreciation                                                     (95,109)                         (89,308)
                                                                                    --------                         --------
                                                                                      78,063                           76,135

Investments                                                                           38,295                           36,714
Notes receivable                                                                      22,199                           19,515
Other assets                                                                          17,107                           15,639
                                                                                    --------                         --------
       TOTAL ASSETS                                                                 $390,072                         $394,002
                                                                                    ========                         ========

LIABILITIES AND SHAREHOLDERS' EQUITY

Current:
  Accounts payable                                                                   $ 77,255                         $104,498
  Accrued liabilities                                                                  52,218                           54,320
  Notes payable                                                                        11,293                           11,329
  Patrons' excess deposits and estimated patronage dividends                           18,537                           16,826
                                                                                     --------                         --------
          Total current liabilities                                                   159,303                          186,973

Notes payable, due after one year                                                     117,484                           92,217
Long-term liabilities                                                                  18,883                           18,151
Patrons' deposits and certificates:
     Patrons' required deposits                                                        14,345                           14,358
     Subordinated patronage dividend certificates                                       6,239                            6,276
Shareholders' equity:
  Class A Shares                                                                        5,384                            5,361
  Class B Shares                                                                       54,502                           57,349
  Retained earnings                                                                    13,623                           13,162
  Net unrealized gain on appreciation of investments                                      392                              238
  Minimum pension liability adjustment                                                    (83)                             (83)
                                                                                     --------                         --------
          Total shareholders' equity                                                   73,818                           76,027
                                                                                     --------                         --------
  TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY                                         $390,072                         $394,002
                                                                                     ========                         ========

       The accompanying notes are an integral part of these statements.

                              CERTIFIED GROCERS OF CALIFORNIA, LTD. AND SUBSIDIARIES
                             CONSOLIDATED CONDENSED STATEMENTS OF EARNINGS (UNAUDITED)
                                              (dollars in thousands)

                                                            13 Weeks Ended                    26 Weeks Ended
                                                     ----------------------------      ----------------------------
                                                     February 28,       March 1,       February 28,       March 1,
                                                         1998             1997             1998             1997
                                                     -------------      ---------      -------------      ---------
Net sales                                                $462,007       $472,620           $948,960       $973,448
                                                         --------       --------           --------       --------
Costs and expenses:
   Cost of sales                                          420,345        430,741            865,565        889,601
   Distribution, selling and administrative                33,821         33,495             67,715         67,782
                                                         --------       --------           --------       --------
Operating income                                            7,841          8,384             15,680         16,065

Interest expense                                           (3,292)        (3,328)            (6,507)        (6,213)
                                                         --------       --------           --------       --------
Earnings before estimated patronage dividends
   and provision for income taxes                           4,549          5,056              9,173          9,852
Estimated patronage dividends                              (3,618)        (4,119)            (7,410)        (8,049)
                                                         --------       --------           --------       --------

Earnings before income tax provision                          931            937              1,763          1,803
Provision for income taxes                                    299            304                584            617
                                                         --------       --------           --------       --------
Net earnings                                             $    632       $    633           $  1,179       $  1,186
                                                         ========       ========           ========       ========

       The accompanying notes are an integral part of these statements.


                                       CERTIFIED GROCERS OF CALIFORNIA, LTD. AND SUBSIDIARIES
                                     CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS (UNAUDITED)
                                FOR THE TWENTY-SIX  WEEKS ENDED FEBRUARY 28, 1998 AND  MARCH 1, 1997
                                                       (dollars in thousands)

                                                                                    February 28,                  March 1,
                                                                                        1998                        1997
                                                                                 ------------------            --------------

Cash flows from operating activities:
Net earnings                                                                              $  1,179                  $  1,186
                                                                                          --------                  --------
   Adjustments to reconcile net earnings to net
      cash utilized by operating activities:
     Depreciation and amortization                                                           7,253                     5,944
     Loss on disposal of properties                                                            171                        49
     Decrease (increase) in assets:
        Accounts and notes receivable                                                        3,595                     4,048
        Inventories                                                                          9,239                    (6,425)
        Prepaid expenses                                                                      (471)                     (146)
        Notes receivable                                                                    (2,684)                   (5,935)
     Increase (decrease) in liabilities:
        Accounts payable                                                                   (27,243)                  (23,381)
        Accrued liabilities                                                                 (2,102)                   (1,405)
        Patrons' excess deposits and estimated patronage dividends                           1,711                     1,942
        Long-term liabilities, other                                                           732                    (2,158)
                                                                                          --------                  --------
Net cash utilized by operating activities                                                   (8,620)                  (26,281)
                                                                                          --------                  --------


Cash flows from investing activities:
   Purchase of properties                                                                   (9,629)                   (6,764)
   Proceeds from sales of properties                                                         1,181                       638
   Increase in other assets                                                                 (2,372)                   (3,796)
   Investment in securities, net                                                            (1,427)                   (1,533)
   Proceeds from sale of notes receivable                                                                              3,413
                                                                                          --------                  --------
Net cash utilized by investing activities                                                  (12,247)                   (8,042)
                                                                                          --------                  --------

Cash flows from financing activities:
   Additions to long-term notes payable                                                     26,548                    40,530
   Reduction of short-term notes payable                                                    (1,317)                   (1,243)
   (Decrease) increase in members' required deposits                                           (13)                      490
   Repurchase of shares from members                                                        (3,802)                   (3,660)
   Issuance of shares to members                                                               260                       202
                                                                                          --------                  --------
Net cash provided by financing activities                                                   21,676                    36,319
                                                                                          --------                  --------

Net increase in cash and cash equivalents                                                      809                     1,996
Cash and cash equivalents at beginning of year                                               7,900                     6,451
                                                                                          --------                  --------
Cash and cash equivalents at end of period                                                $  8,709                  $  8,447
                                                                                          ========                  ========

Supplemental disclosure of cash flow information:
Cash paid during the period for:
   Interest                                                                                  $6,632                   $6,527
   Income taxes                                                                              $  700                   $2,453

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

3. The Company reclassified $1,281,000 from long-term to short-term debt (a noncash financing activity) for the twenty-six weeks ended February 28, 1998, in its Consolidated Condensed Statements of Cash Flows.

4. On April 14, 1998, the Company issued $80,000,000 in Senior Notes (the "Senior Notes") to life insurance companies and pension funds. The proceeds of the Senior Notes were utilized to pay off all existing senior, subordinated and secured long-term notes payable and a portion of amounts due under the Company's revolving credit agreement with banks. The Senior Notes are unsecured, due in April 2008 and bear interest at 7.22% per annum. On the same date, the Company entered into a new $100,000,000 revolving credit facility with a group of banks (the "Revolving Credit"). The Revolving Credit is unsecured, expires in April 2003 and bears interest at the bank's base rate or at an adjusted LIBOR rate plus a margin ranging from 0.375% to 0.90% depending on the Company's leverage ratio from time to time. Both the Senior Notes and the Revolving Credit (the "Credit Agreements") limit the incurrence of additional funded debt, restrict the issuance of secured indebtedness and prohibit the payment of dividends (other than patronage dividends). The Credit Agreements contain various financial covenants pertaining to working capital, adjusted tangible net worth, funded debt to EBITDA, funded debt to total capitalization, fixed charge coverage and similar provisions. Obligations under the Credit Agreements are senior to the rights of member patrons with respect to deposits and patronage dividend certificates. Grocers Capital Company's ("GCC") existing $10,000,000 credit agreement will remain in place.

Item 2.  Management's Discussion and Analysis of Financial Condition and Results
--------------------------------------------------------------------------------
         of Operations
         -------------

LIQUIDITY AND CAPITAL RESOURCES

     The Company relies upon cash flow from operations, patron deposits, Patronage Certificates, shareholdings, and borrowings under the Company's credit lines, to finance operations. Net cash utilized by operating activities totaled $8.6 million for the first twenty-six weeks of fiscal 1998 (the "1998 period"), as compared to $26.3 million utilized by operations for the first twenty-six weeks of fiscal 1997 (the "1997 period"). Net cash utilized for the 1998 period is primarily due to decreased accounts payable in the distribution operations. The Company's improvements in its distribution and manufacturing operations, revised marketing programs, and loan sale proceeds provide adequate operating cash flow to conduct the Company's business operations. At February 28, 1998, working capital was $75.1 million, as compared to $59.0 million at August 30, 1997, and the Company's current ratio was 1.47 to 1 at February 28, 1998 and
1.32 to 1 at fiscal 1997 year end. Working capital varies primarily as a result of seasonal inventory requirements.

     Capital expenditures totaled $9.6 million in the first twenty-six weeks of fiscal 1998. The 1998 expenditures include purchases of computer equipment, leasehold improvements, and warehouse equipment.

     The Company and one of its subsidiaries, GCC, have had agreements with certain banks that provided for committed revolving lines of credit. These credit lines were available for general working capital, acquisitions, and maturing long-term debt. One credit agreement was collateralized by accounts receivable, inventory, and certain other assets of Certified Grocers of California, Ltd. and two of its principal subsidiaries, excluding equipment, real property and the assets of GCC. GCC's credit agreement was and is collateralized by its loan portfolio. The Company's agreement provided, and GCC's agreement provides for Eurodollar basis or prime basis borrowings at the Company's option. At the end of the second quarter of fiscal 1998, the Company had $145 million in committed lines of credit, of which $62.8 million was not utilized. As of February 28, 1998, the Company's outstanding borrowings, including obligations under capital leases of approximately $2.2 million, amounted to $128.8 million, of which $117.5 million was classified as noncurrent.

     On April 14, 1998, the Company issued $80,000,000 in Senior Notes (the "Senior Notes") to life insurance companies and pension funds. The proceeds of the Senior Notes were utilized to pay off all existing senior, subordinated and secured long-term notes payable and a portion of amounts due under the Company's revolving credit agreement with banks. The Senior Notes are unsecured, due in April 2008 and bear interest at 7.22% per annum. On the same date, the Company entered into a new $100,000,000 revolving credit facility with a group of banks (the "Revolving Credit"). The Revolving Credit is unsecured, expires in April 2003 and bears interest at the bank's base rate or at an adjusted LIBOR rate plus a margin ranging from 0.375% to 0.90% depending on the Company's leverage ratio from time to time. Both the Senior Notes and the Revolving Credit (the "Credit Agreements") limit the incurrence of additional funded debt, restrict the issuance of secured indebtedness and prohibit the payment of dividends (other than patronage dividends). The Credit Agreements contain various financial covenants pertaining to working capital, adjusted tangible net worth, funded debt to EBITDA, funded debt to total capitalization, fixed charge coverage and similar provisions. Obligations under the Credit Agreements are senior to the rights of member patrons with respect to deposits and patronage dividend certificates. GCC's existing $10,000,000 credit agreement will remain in place.

     Certified distributes at least 20% of the patronage dividends in cash and distributes Class B Shares as a portion of the patronage dividends distributed to its member-patrons.

     Patrons are generally required to maintain subordinated deposits with the Company and member-patrons purchase shares of stock of the Company. Upon termination of patron status, the withdrawing patron will be entitled to recover deposits in excess of its obligations to the Company if permitted by the applicable subordination provisions, and a member-patron also will be entitled to have its shares redeemed, subject to applicable legal requirements, Company policies and credit agreement limitations. The Company's current redemption policy limits the Class B Shares that the Company is obligated to redeem in any year to 5% of the number of Class B Shares deemed outstanding at the end of the preceding fiscal year. In fiscal 1997, this limitation restricted the Company's redemption of shares to 19,191 shares for $3,222,937. In fiscal 1998, the 5% limitation restricted the Company's redemption of shares to 19,300 shares for $3,381,746. The number of shares tendered for redemption at February 28, 1998, totaled 56,848 (or approximately $10.0 million using fiscal 1997 year end book value), which exceeds the amount that can be redeemed in fiscal 1998. Consequently, the Company will be required to make redemptions in fiscal 1998, 1999, 2000, and 2001, with such redemptions approximating $10.0 million based on 1997 year end book values and estimated share issuances for those years. The redemption price for shares is based upon their book value as of the end of the year preceding redemption. Cash flow to fund redemption of shares is provided from operations, patron deposits, current shareholdings and borrowings under the Company's Credit Agreements.

     The Company's third and fourth largest customers, Nob Hill General Store, Inc. ("Nob Hill") and Hughes Markets, Inc. ("Hughes"), respectively, have been acquired by entities that have self-distribution programs. These acquisitions were both completed during the first quarter of 1998. The Company's sales to Nob Hill and Hughes totaled approximately $150 million in fiscal 1997.

RESULTS OF OPERATIONS

     The following table sets forth selected financial data of the Company expressed as a percentage of sales for the periods indicated below:

                                                      For the Twenty-Six  Weeks Ended
                                                      -------------------------------

                                                     February 28, 1998    March 1, 1997
                                                     ------------------   --------------
Net sales                                                   100%             100%
Cost of sales                                              91.2             91.4
Distribution, selling and administrative                    7.1              7.0
Operating income                                            1.7              1.6
Interest expense                                            0.7              0.6
Estimated patronage dividends                               0.8              0.8
Earnings after dividend and before income taxes             0.2              0.2
Provision for income taxes                                  0.1              0.1
Net earnings                                                0.1              0.1

NET SALES

      Net sales totaled $949.0 million for the 1998 period as compared to $973.4 million in the 1997 period. The sales decrease of $24.4 million represents a 2.5% decrease over the 1997 period. The reduction in sales is the result of reduced sales to Megafoods Stores ("Megafoods"), and reduced sales to Hughes. Effective December 1996, the Arizona stores previously owned by Megafoods were sold to Basha's Inc. ("Basha's"). Basha's self-distributes most of the product previously supplied to Megafoods by the Company. Accordingly, the Company's sales to Megafoods have been significantly impacted by this transaction. The Company believes the reduced sales to Hughes are directly related to the transaction described in "Liquidity and Capital Resources".

COST OF SALES

          Cost of sales were 91.2% of sales in fiscal 1998 compared to 91.4% in fiscal 1997. The slight decrease was due to slightly higher margins in the stores operated by the Company in Northern California. The Northern California stores were sold to a third party in November 1997.

DISTRIBUTION, SELLING AND ADMINISTRATIVE

          Distribution, selling and administrative expenses were $67.7 million (or 7.1% of net sales) in the 1998 period, as compared to $67.8 million (or 7.0% of net sales) in the 1997 period. The level of expense as a percentage of sales for the 1998 period is consistent with the 1997 period.

OPERATING INCOME

          Operating income totaled $15.7 million for the 1998 period, as compared to $16.1 million for the 1997 period.

INTEREST

          Interest expense in the 1998 period increased from $6.2 million (0.6% of net sales) in the 1997 period to $6.5 million (0.7% of net sales) in the 1998 period. The increase is due to slightly higher average borrowing requirements in fiscal 1998.

Estimated patronage dividends

          Estimated patronage dividends totaled $7.4 million for the 1998 period as compared to $8.1 million for the 1997 period. The reduction is due to lower sales through the cooperative divisions. However, estimated patronage dividends have remained constant at 0.91% of sales through the Cooperative.

NET EARNINGS

          Net earnings for the 1998 period were $1,179,000 compared to net earnings of $1,186,000 for the 1997 period.

PART II.  OTHER INFORMATION

Item 1.   Legal Proceedings

          Reference is made to the Company's Annual Report on Form 10-K for the fiscal year ended August 30, 1997, for a description of the Company's involvement with respect to the cleanup of hazardous waste at Operating Industries, Inc. Superfund Site in Monterey Park, California.

Item 2.   Changes in Securities

          On April 14, 1998, the Company issued $80,000,000 in Senior Notes (the "Senior Notes") to life insurance companies and pension funds. The proceeds of the Senior Notes were utilized to pay off all existing senior, subordinated and secured long-term notes payable and a portion of amounts due under the Company's revolving credit agreement with banks. The Senior Notes are unsecured, due in April 2008 and bear interest at 7.22% per annum. On the same date, the Company entered into a new $100,000,000 revolving credit facility with a group of banks (the "Revolving Credit"). The Revolving Credit is unsecured, expires in April 2003 and bears interest at the bank's base rate or at an adjusted LIBOR rate plus a margin ranging from 0.375% to 0.90% depending on the Company's leverage ratio from time to time. Both the Senior Notes and the Revolving Credit (the "Credit Agreements") limit the incurrence of additional funded debt, restrict the issuance of secured indebtedness and prohibit the payment of dividends (other than patronage dividends). The Credit Agreements contain various financial covenants pertaining to working capital, adjusted tangible net worth, funded debt to EBITDA, funded debt to total capitalization, fixed charge coverage and similar provisions. Obligations under the Credit Agreements are senior to the rights of member patrons with respect to deposits and patronage dividend certificates. Grocers Capital Company's existing $10,000,000 credit agreement will remain in place.


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

                               Certified Grocers of California, Ltd.
                               -------------------------------------
                                           (Registrant)



Dated:  April 14, 1998         By   ALFRED A. PLAMANN
                                 -----------------------------
                                    Alfred A. Plamann
                                       President,
                                 Chief Executive Officer
                               and Chief Financial Officer



                               By    RANDALL G. SCOVILLE
                                 -----------------------------
                                     Randall G. Scoville
                                    Corporate Controller