Form 10-Q
period 1998-05-30
CERTIFIED GROCERS OF CALIFORNIA LTD
filed 1998-07-14
CIK 320431

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                                      10-Q
(Mark One)
[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

For the quarterly period ended May 30,1998
                                       OR
[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

For the transition period from _________________ to ____________________

Commission file number  0-10815

                     Certified Grocers of California, Ltd.
--------------------------------------------------------------------------------
             (Exact name of registrant as specified in its charter)

            California                                   95-0615250
--------------------------------------------------------------------------------
(State or other jurisdiction of             (I.R.S. employer Identification No.)
 incorporation or organization)

5200 Sheila Street, Los Angeles                      90040
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
                  PROCEEDINGS DURING THE PRECEDING FIVE YEARS

Indicate by check mark whether the registrant has filed all documents and reports required to be filed by Sections 12, 13, or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan
confirmed by a court.                                 Yes       No
                                                          ---     ---

                      APPLICABLE ONLY TO CORPORATE ISSUERS

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

          Class A Shares       46,200   Shares as of May 30, 1998
          Class B Shares      366,573   Shares as of May 30, 1998
          Class C Shares           15   Shares as of May 30, 1998

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements
----------------------------

             CERTIFIED GROCERS OF CALIFORNIA, LTD. AND SUBSIDIARIES
                     CONSOLIDATED CONDENSED BALANCE SHEETS
                             (dollars in thousands)


                                                                               (Unaudited)
                                                                                 May 30,                August 30,
                                                                                  1998                    1997
                                                                             -------------            -------------
ASSETS

Current:
  Cash and cash equivalents                                                    $  7,256                 $  7,900
  Accounts and notes receivable                                                  86,131                   94,493
  Inventories                                                                   126,247                  135,272
  Prepaid expenses                                                                4,756                    4,907
  Deferred taxes                                                                  3,427                    3,427
                                                                           ------------            -------------
       Total current assets                                                     227,817                  245,999

Property, plant and equipment at cost                                           168,013                  165,443
  Less, accumulated depreciation                                                (88,282)                 (89,308)
                                                                           ------------            -------------
                                                                                 79,731                   76,135

Investments                                                                      40,369                   36,714
Notes receivable                                                                 20,693                   19,515
Other assets                                                                     16,610                   15,639
                                                                           ------------            -------------
       TOTAL ASSETS                                                            $385,220                 $394,002
                                                                           ============            =============
LIABILITIES AND SHAREHOLDERS' EQUITY

Current:
  Accounts payable                                                             $ 60,754                 $104,498
  Accrued liabilities                                                            55,957                   54,320
  Notes payable                                                                     730                   11,329
  Patrons' excess deposits and estimated patronage dividends                     15,902                   16,826
                                                                           ------------            -------------
          Total current liabilities                                             133,343                  186,973

Notes payable, due after one year                                               136,321                   92,217
Long-term liabilities                                                            19,815                   18,151

Patrons' deposits and certificates:
  Patrons' required deposits                                                     14,116                   14,358
  Subordinated patronage dividend certificates                                    6,162                    6,276

Shareholders' equity:
  Class A Shares                                                                  5,270                    5,361
  Class B Shares                                                                 54,502                   57,349
  Retained earnings                                                              15,427                   13,162
  Net unrealized gain on appreciation of investments                                347                      238
  Minimum pension liability adjustment                                              (83)                     (83)
                                                                           ------------            -------------
          Total shareholders' equity                                             75,463                   76,027
                                                                           ------------            -------------
  TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY                                   $385,220                 $394,002
                                                                           ============            =============

        The accompanying notes are an integral part of these statements.

            CERTIFIED GROCERS OF CALIFORNIA, LTD. AND SUBSIDIARIES
          CONSOLIDATED CONDENSED STATEMENTS OF EARNINGS (UNAUDITED)
                            (dollars in thousands)

                                                               13 Weeks Ended                 39 Weeks Ended
                                                        --------------------------   -------------------------------
                                                           May 30,        May 31,         May 30,          May 31,
                                                            1998           1997            1998             1997
                                                        -----------   ------------   --------------    -------------
Net sales                                                 $452,259       $472,049       $1,401,219       $1,445,497
                                                        -----------   ------------   --------------    -------------
Costs and expenses:
   Cost of sales                                           411,395        430,239        1,276,960        1,319,840
   Distribution, selling and administrative                 35,982         33,261          103,697          101,043
                                                        -----------   ------------   --------------    -------------
Operating income                                             4,882          8,549           20,562           24,614
Interest expense                                            (2,937)        (3,569)          (9,444)          (9,782)
Other income (expense)                                       3,347         (1,042)           3,347           (1,042)
                                                        -----------   ------------   --------------    -------------
Earnings before estimated patronage dividends,
 provision for income taxes and extraordinary item           5,292          3,938           14,465           13,790
Estimated patronage dividends                                 (576)        (2,621)          (7,986)         (10,670)
                                                        -----------   ------------   --------------    -------------
Earnings before provision for income taxes and
 extraordinary item                                          4,716          1,317            6,479            3,120
Provision for income taxes                                   1,789            478            2,373            1,095
                                                        -----------   ------------   --------------    -------------
Earnings before extraordinary item                           2,927            839            4,106            2,025
Extraordinary item (net of applicable income
 taxes of $714)                                              1,079              -            1,079                -
                                                        -----------   ------------   --------------    -------------
Net earnings                                              $  1,848       $    839       $    3,027       $    2,025
                                                        ===========   ============   ==============    =============

        The accompanying notes are an integral part of these statements.

            CERTIFIED GROCERS OF CALIFORNIA, LTD. AND SUBSIDIARIES
          CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS (UNAUDITED)
        FOR THE THIRTY-NINE WEEKS ENDED MAY 30, 1998 AND MAY 31, 1997
                            (dollars in thousands)

                                                                                 May 30,                     May 31,
                                                                                  1998                        1997
                                                                              -----------                  -----------
Cash flows from operating activities:
Net earnings                                                                    $   3,027                     $  2,025
                                                                              -----------                  -----------
   Adjustments to reconcile net earnings to net
     cash utilized by operating activities:
      Depreciation and amortization                                                11,163                        9,013
      Gain on sale of investment in affiliate                                           -                         (458)
      Reduction in fair value of investment                                             -                        1,500
      (Gain) loss on disposal of property, plant and equipment                     (3,078)                          80
   Decrease (increase) in assets:
      Accounts and notes receivable                                                 8,248                        5,724
      Inventories                                                                   9,025                         (405)
      Prepaid expenses                                                                151                         (513)
      Notes receivable                                                             (3,958)                      (8,126)
   Increase (decrease) in liabilities:
      Accounts payable                                                            (43,744)                     (19,466)
      Accrued liabilities                                                          (2,878)                      (5,349)
      Patrons' excess deposits and estimated patronage dividends                     (924)                       1,931
      Long-term liabilities, other                                                  1,664                       (2,343)
                                                                              -----------                  -----------
Net cash utilized by operating activities                                         (21,304)                     (16,387)
                                                                              -----------                  -----------
Cash flows from investing activities:
   Purchase of property, plant and equipment                                      (17,596)                     (11,332)
   Proceeds from sales of property, plant and equipment                            11,914                          607
   Increase in other assets                                                        (2,455)                      (4,066)
   Investment in securities, net                                                   (3,546)                      (1,128)
   Proceeds from sale of notes receivable                                           2,780                        3,413
   Sale of investment in affiliate, net of cash disposed                                -                          458
                                                                              -----------                  -----------
Net cash utilized by investing activities                                          (8,903)                     (12,048)
                                                                              -----------                  -----------
Cash flows from financing activities:
   Additions to long-term notes payable                                           135,000                       43,722
   Reduction of long-term notes payable                                           (90,344)                      (8,750)
   Reduction of short-term notes payable                                          (11,151)                      (1,878)
   (Decrease) increase in members' required deposits                                 (242)                       2,416
   Repurchase of shares from members                                               (4,100)                      (3,878)
   Issuance of shares to members                                                      400                          403
                                                                              -----------                  -----------
Net cash provided by financing activities                                          29,563                       32,035
                                                                              -----------                  -----------

Net (decrease) increase in cash and cash equivalents                                 (644)                       3,600
Cash and cash equivalents at beginning of year                                      7,900                        6,451
                                                                              -----------                  -----------
Cash and cash equivalents at end of period                                      $   7,256                     $ 10,051
                                                                              ===========                  ===========
Supplemental disclosure of cash flow information:
Cash paid during the period for:
   Interest                                                                        $10,210                      $10,952
   Income taxes                                                                    $ 1,497                      $ 2,603

        The accompanying notes are an integral part of these statements.

            CERTIFIED GROCERS OF CALIFORNIA, LTD., AND SUBSIDIARIES
              NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS

1. The consolidated condensed financial statements include the accounts of Certified Grocers of California, Ltd. and all of its subsidiaries (the "Company"). Intercompany transactions and accounts with subsidiaries have been eliminated. The interim financial statements included herein have been prepared by the Company without audit, pursuant to the rules and regulations promulgated by the Securities and Exchange Commission (the "Commission"). Certain information and footnote disclosures, normally included in the financial statements prepared in accordance with generally accepted accounting principles, have been omitted pursuant to Commission rules and regulations; nevertheless, management believes that the disclosures are adequate to make the information presented not misleading. These condensed financial statements should be read in conjunction with the audited financial statements and notes thereto included in the Company's latest annual report filed on Form 10-K. The results of operations for the interim periods are not necessarily indicative of the results for the full year.

2. The accompanying consolidated condensed financial statements reflect all adjustments which are, in the opinion of management, both of a normal recurring nature and necessary to a fair statement of the results of the interim periods presented. Certain reclassifications have been made to prior period financial statements to present them on a basis comparable with the current period's presentation.

3. The Company reclassified $552,000 from long-term to short-term debt (a noncash financing activity) for the thirty-nine weeks ended May 30, 1998, in its Consolidated Condensed Statements of Cash Flows.

4. On April 14, 1998, the Company issued $80,000,000 in Senior Notes (the "Senior Notes") to certain life insurance companies and pension funds. The proceeds of the Senior Notes were utilized to pay off all existing senior, subordinated and secured long-term notes payable and a portion of amounts due under the Company's revolving credit agreement with banks. The Senior Notes are unsecured, due in April 2008 and bear interest at 7.22% per annum. On the same date, the Company entered into a new $100,000,000 revolving credit facility with a group of banks (the "Revolving Credit"). The Revolving Credit is unsecured, expires in April 2003 and bears interest at the bank's base rate or at an adjusted LIBOR rate plus a margin ranging from 0.375% to 0.90% depending on the Company's leverage ratio. Both the Senior Notes and the Revolving Credit (the "Credit Agreements") limit the incurrence of additional funded debt, restrict the issuance of secured indebtedness and prohibit the payment of dividends (other than patronage dividends). The Credit Agreements contain various financial covenants pertaining to working capital, adjusted tangible net worth, funded debt to EBITDA, funded debt to total capitalization, fixed charge coverage and similar provisions. Obligations under the Credit Agreements are senior to the rights of member patrons with respect to deposits and patronage dividend certificates. Grocers Capital Company's ("GCC") existing $10,000,000 credit agreement will remain in place.

     The prepayment premiums and the write-off of deferred financing costs of $1,079,000 relating to the debt refinanced have been reported as an extraordinary loss, net of the $714,000 tax benefit, in the thirteen and thirty-nine week periods ended May 30, 1998.

Item 2.  Management's Discussion and Analysis of Financial Condition and Results
--------------------------------------------------------------------------------
of Operations
-------------

LIQUIDITY AND CAPITAL RESOURCES

     The Company relies upon cash flow from operations, patron deposits, Patronage Certificates, shareholdings, and borrowings under the Company's credit lines, to finance operations. Net cash utilized by operating activities totaled $21.3 million for the first thirty-nine weeks of fiscal 1998 (the "1998 period"), as compared to $16.4 million utilized by operations for the first thirty-nine weeks of fiscal 1997 (the "1997 period"). Net cash utilized for the 1998 period is primarily due to decreased accounts payable in the distribution operations. At May 30, 1998, working capital was $94.5 million, as compared to $59.0 million at August 30, 1997, and the Company's current ratio was 1.71 to 1 at May 30, 1998 and 1.32 to 1 at fiscal 1997 year end. Working capital varied primarily as a result of the refinancing described below.

     Capital expenditures totaled $17.6 million in the first thirty-nine weeks of fiscal 1998. The 1998 expenditures include purchases of computer equipment, leasehold improvements and warehouse equipment.

     On April 14, 1998, the Company issued $80,000,000 in Senior Notes (the "Senior Notes") to certain life insurance companies and pension funds. The proceeds of the Senior Notes were utilized to pay off all existing senior, subordinated and secured long-term notes payable and a portion of amounts due under the Company's revolving credit agreement with banks. The Senior Notes are unsecured, due in April 2008 and bear interest at 7.22% per annum. On the same date, the Company entered into a new $100,000,000 revolving credit facility with a group of banks (the "Revolving Credit"). The Revolving Credit is unsecured, expires in April 2003 and bears interest at the bank's base rate or at an adjusted LIBOR rate plus a margin ranging from 0.375% to 0.90% depending on the Company's leverage ratio. Both the Senior Notes and the Revolving Credit (the "Credit Agreements") limit the incurrence of additional funded debt, restrict the issuance of secured indebtedness and prohibit the payment of dividends (other than patronage dividends). The Credit Agreements contain various financial covenants pertaining to working capital, adjusted tangible net worth, funded debt to EBITDA, funded debt to total capitalization, fixed charge coverage and similar provisions. Obligations under the Credit Agreements are senior to the rights of member patrons with respect to deposits and patronage dividend certificates. GCC's existing $10,000,000 credit agreement will remain in place. At the end of the third quarter of fiscal 1998, the Company had $110 million in committed lines of credit, of which $55 million was not utilized. As of May 30, 1998, the Company's outstanding borrowings, including obligations under capital leases of approximately $2.1 million, amounted to $137.1 million, of which $136.3 million was classified as noncurrent.

     Certified distributes at least 20% of the patronage dividends in cash and distributes Class B Shares as a portion of the patronage dividends distributed to its member-patrons.

     Patrons are generally required to maintain subordinated deposits with the Company and member-patrons purchase shares of stock of the Company. Upon termination of patron status, the withdrawing patron will be entitled to recover deposits in excess of its obligations to the Company if permitted by the applicable subordination provisions, and a member-patron also will be entitled to have its shares redeemed, subject to applicable legal requirements, Company policies and credit agreement limitations. The Company's current redemption policy limits the Class B Shares that the Company is obligated to redeem in any year to 5% of the number of Class B Shares deemed outstanding at the end of the preceding fiscal year. In fiscal 1997, this limitation restricted the Company's redemption of shares to 19,191 shares for $3,222,937. In fiscal 1998, the 5% limitation restricted the Company's redemption of shares to 19,300 shares for $3,381,746. The number of shares tendered for redemption at May 30, 1998, totaled 58,756 (or approximately $10.3 million using fiscal 1997 year end book value), which exceeds the amount that can be redeemed in fiscal 1998. Consequently, the Company will be required to make redemptions in fiscal 1998, 1999, 2000, and 2001, with such redemptions approximating $10.3 million based on 1997 year end book values and estimated share issuances for those years. The redemption price for shares is based upon their book value as of the end of the year preceding redemption. Cash to fund redemption of shares is provided from operations, patron deposits, current shareholdings and borrowings under the Company's Credit Agreements.

RESULTS OF OPERATIONS

     The following table sets forth selected financial data of the Company expressed as a percentage of sales for the periods indicated below:

                                                 For the Thirty-Nine Weeks Ended
                                                 -------------------------------
                                              May 30, 1998           May 31, 1997
                                              -------------          -------------
Net sales                                              100%                   100%
Cost of sales                                         91.1                   91.3
Distribution, selling and administrative               7.4                    7.0
Operating income                                       1.5                    1.7
Interest expense                                       0.7                    0.7
Other income (expense)                                 0.2                   (0.1)
Estimated patronage dividends                          0.6                    0.7
Earnings before income taxes,
  and extraordinary item                               0.5                    0.2
Provision for income taxes                             0.2                    0.1
Extraordinary item                                     0.1
Net earnings                                           0.2                    0.1

NET SALES

          Net sales totaled $1,401 million for the 1998 period as compared to $1,445 million in the 1997 period. Sales decreased 3.1% from the 1997 period. The reduction in sales is primarily the result of reduced sales to Megafoods Stores ("Megafoods"), Nob Hill General Store, Inc. ("Nob Hill") and Hughes Markets, Inc. ("Hughes"). Megafoods, Nob Hill and Hughes were all acquired by entities that have self-distribution programs; accordingly, product supply to their respective stores migrated into the corresponding self-distribution facilities in the period between February 1997 through May 1998.

COST OF SALES

          Cost of sales were 91.1% of sales in fiscal 1998 compared to 91.3% in fiscal 1997. The decrease was due to a change in customer mix (most notably the reduced sales to the significant customers discussed under "Net Sales") as well as an increase in service fees in the Grocery, Frozen Food and Delicatessen divisions effective March 1998.

DISTRIBUTION, SELLING AND ADMINISTRATIVE

          Distribution, selling and administrative expenses were $103.7 million (or 7.4% of net sales) in the 1998 period, as compared to $101.0 million (or 7.0% of net sales) in the 1997 period. The level of expense as a percentage of sales for the 1998 period is greater than the 1997 period primarily due to the lower volume levels discussed under "Net Sales", nonrecurring charges relating to litigation expenses and costs to update computer programs that will be impacted by the year 2000. These increased costs were partially offset by reduced costs resulting from the implementation of radio frequency and automated routing programs in several of the Company's distribution facilities.

INTEREST

          Interest expense in the 1998 period decreased from $9.8 million in the 1997 period, compared to $9.4 million in the 1998 period. The decrease is primarily due to lower interest rates associated with the $180.0 million refinancing completed in April 1998 and reduced average borrowing requirements resulting from reductions in inventories and accounts receivable.

OTHER INCOME (EXPENSE)

          Other income in the 1998 period was $3.3 million compared to other expense of $1.0 million in the 1997 period. In May 1998, the Company completed the sale of approximately 24 acres of property located in Commerce, California. This sale resulted in a gain (net of expenses related to the sale) of $3.2 million. Additionally, GCC periodically sells loans in its portfolio to a third party. These loan sales resulted in a net gain of $147,000 in the 1998 period. The $1.0 million loss in the 1997 period was due to a $1.5 million reduction in the fair value of the Company's investment in SavMax, partially offset by a $458,000 gain from the sale of the remainder of the Company's interest in Major Markets, Inc.

ESTIMATED PATRONAGE DIVIDENDS

          Estimated patronage dividends totaled $8.0 million for the 1998 period as compared to $10.7 million for the 1997 period. The reduction is primarily due to lower sales through the cooperative divisions, the refinancing charge and the nonrecurring charges discussed previously; offset by reduced interest costs.

EXTRAORDINARY CHARGE

          The extraordinary loss of $1.1 million, net of taxes, in the 1998 period is related to the early extinguishment of debt in connection with a $180.0 million refinancing transaction. This charge covers prepayment premiums paid and the write-off of financing costs relating to debt refinanced in the transaction.

NET EARNINGS

          Net earnings were $3,027,000 for the 1998 period as compared to $2,025,000 for the 1997 period. The change in net earnings was due primarily to the items discussed above.

PART II.  OTHER INFORMATION

Item 4.         Submission of Matters to a Vote of Security Holders

     A.         Election of Directors

     The Company's Annual Meeting of Shareholders was held on April 15, 1998, at which time the fifteen members of the Company's Board of Directors were elected. The following tables set forth the twelve individuals elected by the holders of Class A Shares and the three individuals elected by the holders of Class B Shares, as well as the number of votes cast for or withheld respecting each individual.

     Class A Shares
                                      Votes
            Name                   For     Withheld
     Louis A. Amen               26,900      1,200
     John Berberian              26,700      1,400
     Edmund K. Davis             26,600      1,500
     John T. Fujieki             26,700      1,400
     Mark Kidd                   26,800      1,300
     Willard R. MacAloney        26,800      1,300
     Jay McCormack               26,800      1,300
     Morrie Notrica              26,800      1,300
     Michael A. Provenzano       26,600      1,500
     Gail Gerrard Rice           26,800      1,300
     James R. Stump              26,800      1,300
     Kenneth Young               26,800      1,300

                   Class B Shares
                                     Votes
     Name                          For     Withheld
     Harley DeLano              245,143      3,318
     Darioush Khaledi           244,849      3,612
     Mimi R. Song               241,781      6,680


Item 6.   Exhibits

          Exhibit 4.16
               Note Purchase Agreement dated as of March 15, 1998 among Certified Grocers of California, Ltd. and the Purchasers named therein relating to $80,000,000 7.22% Senior Notes due 2008 (incorporated by reference to Exhibit 4.16 to the Registration Statement on Form S-2 (Reg. No. 333-51931) filed on May 6, 1998.)

          Exhibit 4.17
               $100,000,000 Revolving Credit Agreement dated as of April 10, 1998 among Certified Grocers of California, Ltd., the Lenders named therein and Cooperative Centrale Raiffeisen-Boerenleenbank B.A., "Rabobank Nederland," New York Branch, as agent (incorporated by reference to Exhibit 4.17 to the Registration Statement on Form S-2 (Reg. No. 333-51931) filed on May 6, 1998.)

          Exhibit 27
               Financial Data Schedule

  Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                            Certified Grocers of California, Ltd.
                            -------------------------------------
                                  (Registrant)



Dated:  July 14, 1998       By   /s/ ALFRED A. PLAMANN
                                 __________________________________
                                 Alfred A. Plamann
                                 President and
                                 Chief Executive Officer


                            By   /s/ RICHARD J. MARTIN
                                 __________________________________
                                 Richard J. Martin
                                 Senior Vice President - Finance &
                                 Administration and Chief Financial Officer

                            By   /s/ RANDALL G. SCOVILLE
                                 __________________________________
                                 Randall G. Scoville
                                 Vice President - Accounting
                                 and Chief Accounting Officer