Form 10-K405
period 1998-08-29
CERTIFIED GROCERS OF CALIFORNIA LTD
filed 1998-11-16
CIK 320431

-------------------------------------------------------------------------------

                                             SECURITIES AND EXCHANGE COMMISSION

                                                         Washington, D.C. 20549

-------------------------------------------------------------------------------
                                                                      FORM 10-K
-------------------------------------------------------------------------------

(Mark One)

[X] Annual report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the fiscal year ended August 29, 1998

[ ] Transition report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

-------------------------------------------------------------------------------

                                                 Commission file number 0-10815

                                          CERTIFIED GROCERS OF CALIFORNIA, LTD.

                         (Exact name of registrant as specified in its charter)

                                                                     CALIFORNIA

                 (State or other jurisdiction of incorporation or organization)

-------------------------------------------------------------------------------

(Address of principal executive offices) (Zip Code)
5200 Sheila Street, Commerce 90040

I.R.S. Employer Identification No.: 95-0615250

Registrant's telephone number, including area code: (323) 264-5200

Securities registered pursuant to Section 12(b) of the Act: None

Securities registered pursuant to Section 12(g) of the Act:

-------------------------------------------------------------------------------

---------------------------------------------------
 TITLE OF EACH CLASS         NAME OF EACH EXCHANGE
---------------------------------------------------
 Class A Shares               None
 Class B Shares               None

-------------------------------------------------------------------------------

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to
such filing requirements for the past 90 days. Yes [X]   No [ ]

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

The number of shares outstanding of each of the registrant's classes of common stock, as of October 30, 1998 were as follows:

Class A: 46,900 shares        Class B: 380,146 shares        Class C: 15 shares

-------------------------------------------------------------------------------

DOCUMENTS INCORPORATED BY REFERENCE: Portions of the proxy statement for the 1999 annual meeting in Part III.

-------------------------------------------------------------------------------

TABLE OF CONTENTS

PART I

 Item                                                                      Page
-------------------------------------------------------------------------------
 1.   Business..........................................................     3
 2.   Properties........................................................     8
 3.   Legal Proceedings.................................................     8
 4.   Submission of Matters to a Vote of Security Holders...............     8

PART II

      Market for Registrant's Common Equity and Related Shareholder
 5.   Matters...........................................................     9
 6.   Selected Financial Data...........................................     9
      Management's Discussion and Analysis of Financial Condition and
 7.   Results of Operations.............................................     9
 7a.  Quantitative and Qualitative Disclosures About Market Risk........    14
 8.   Financial Statements and Supplementary Data.......................    15
      Changes in and Disagreements with Accountants on Accounting and
 9.   Financial Disclosure..............................................    36

PART III

 10.  Directors and Executive Officers of the Registrant................    37
 11.  Executive Compensation............................................    38
 12.  Security Ownership of Certain Beneficial Owners and Management....    38
 13.  Certain Relationships and Related Transactions....................    38

PART IV

 14.  Exhibits, Financial Statement Schedules, and Reports on Form 8-K..    39
 Signatures..............................................................   43

PART I

Certified Grocers of California, Ltd. and its consolidated subsidiaries are hereinafter referred to as "Certified" or the "Company."

ITEM 1. BUSINESS

GENERAL

Certified is the largest grocery wholesaler serving independent supermarket operators in California. The Company also serves retail food stores in Nevada, Arizona, Hawaii and various foreign countries in the South Pacific and elsewhere. In addition to offering a complete line of dry grocery, frozen food, deli, meat, dairy, bakery and general merchandise products, the Company also provides finance, insurance, store design and real estate services to its patrons. As of August 29, 1998, Certified provided products and services to 2,759 retail food stores operated by 684 patrons. The Company's marketing platform is built on offering its patrons greater value than found elsewhere by combining competitive pricing with superior selection, quality, service and convenience.

A California corporation organized in 1922 and incorporated in 1925, Certified does business primarily with those patrons who qualify and have been accepted as "member-patrons." Certified is owned by its member-patrons who are primarily independent grocers. The Company is operated and, with the exception of its subsidiaries, is taxed on a cooperative basis. The primary businesses operated by Certified's subsidiary companies include the distribution of general merchandise, health and beauty care and specialty products and the sale of insurance, finance and store planning services primarily to operators of retail food stores. The earnings of the Company's subsidiaries are generally retained by the Company, while the earnings of the parent company ("Cooperative") are generally distributed to its patrons in the form of patronage dividends. The benefit of this structure is that taxes are paid on the Cooperative's earnings only once, that is, when notice of a patronage dividend payout is received by the patron. (See "BUSINESS--Tax Matters") The Company establishes minimum purchase requirements for the member-patrons, which may be modified from time to time. Patrons not meeting member-patron purchasing requirements are termed "associate patrons."

Associate patrons do not own shares in the Company; accordingly, they are not allowed to vote on matters requiring shareholder approval. However, associate patrons have the same deposit requirements and are eligible for other benefits similar to member-patrons.

WHOLESALE DISTRIBUTION

Certified's wholesale distribution business represented approximately 98% of fiscal 1998 sales. The wholesale business includes a broad range of branded and private label products in dry grocery, frozen, delicatessen, general merchandise, boxed meat, service deli, ice cream, bakery and dairy.

The Company distributes its various product lines from warehouse and manufacturing complexes located in Los Angeles, Stockton, and Fresno, California.

Certified sells a full line of branded grocery and nonfood items supplied by unrelated manufacturers and also sells merchandise under its own private labels, including the Springfield, Gingham, Special Value, La Corona, and Golden Creme labels. Certified also operates its own bakery and dairy facilities. The Company is not dependent upon any single source of supply in any of its businesses, except for the dairy. Most of the raw milk is purchased from a dairy cooperative which provides such products at prices established by the State of California. Management believes that alternative suppliers are available for substantially all of its products and that the loss of any one supplier would not have a material adverse effect on the Company's business.

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

During the course of its business, the Company enters into supply agreements with members of the Company. These agreements require the member to purchase certain agreed amounts of its merchandise requirements from the Company and obligate the Company to supply such merchandise under agreed terms and conditions relating to such matters as pricing, delivery, discounts and allowance which terms and conditions may vary from standard terms and conditions. These supply agreements vary in terms and length.

SUPPORT BUSINESSES

The Company's retail support businesses collectively accounted for approximately 2% of the Company's total sales in fiscal 1998. Retail support operations include Grocers Capital Company ("GCC"), which provides financing for inventory purchases, equipment purchases, store remodeling and new store acquisitions, and Grocers Equipment Company ("GEC"), which provides store planning and development services, retail pricing comparisons, scanning support and also sells equipment to the Company's customers. The Company also provides insurance brokerage services for retailers through Grocers and Merchants Insurance Services, Inc., and underwrites selected insurance risks through two insurance subsidiaries.

RETAIL DEVELOPMENT

The Company offers a banner store program designed to convert older stores into state-of-the-art retail operations. Operating under the common name "Apple Markets", the stores are owned and operated by patrons of Certified or by Certified; however, they are intended to have the look of a chain store because each store carries the same name and logo and utilizes the same design layout.

COMPETITION

The food industry is characterized by intense competition and low profit margins. In order to compete effectively, the Company must provide its patrons with the capability to meet rapidly fluctuating competitive market prices, provide a wide range of perishable and nonperishable products, make prompt and efficient deliveries, and provide the services which are required by modern market operations. The Company competes with local, regional and national grocery wholesalers and with a number of major manufacturers which market their products directly to retailers. The Company's success is dependent upon its ability to supply food and nonfood products and services to its patrons in a cost-effective manner and upon the ability of its independent retail customers to compete with large chain store operations.

CUSTOMERS

The Company's patrons are primarily retail grocery store operators ranging in size from single store operators to multiple store chains. The Company's largest customer and ten largest customers accounted for approximately 6% and 31%, respectively, of net sales in fiscal 1998.

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

Each member-patron of Certified is required to hold 100 Class A Shares. The price for such shares is the book value per share of the outstanding shares at the close of the fiscal year ended prior to acceptance as a member-patron.

Class B Shares

The Board of Directors may approve the issuance of Class B Shares to any person and for any purpose. However, the Board of Directors currently does not intend to authorize the issuance of Class B Shares except to member-patrons.

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

At August 29, 1998, the book value per share of Certified's Class A and Class B Shares was $183.47.

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

The following table shows the patronage dividend experience of the Company during the past three fiscal years.

----------------------------------------------------------------------------
 Division (dollars in thousands)           1998          1997           1996
----------------------------------------------------------------------------
Dairy                                   $ 9,169        $ 9,154        $ 8,100
Dry Grocery                                 562          2,970          2,940
Beans and Rice                              190            400            390
Delicatessen                                182          1,030            940
Frozen Food                                  46            730            660
Ice Cream                                                  180            170
-----------------------------------------------------------------------------
  TOTAL (1)                             $10,149        $14,464        $13,200
-----------------------------------------------------------------------------

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

EMPLOYEES

The Company employs approximately 2,200 employees, of whom approximately 1,320 are members of one of several unions, the largest being the International Brotherhood of Teamsters ("IBT"). The IBT contracts cover approximately 1,230 employees and have various expiration dates. The Stockton and Southern California warehouse workers' and truck drivers' IBT contract covers approximately 1,080 employees and expires on September 15, 2002. The IBT contract which covers approximately 120 Fresno warehouse workers and truck drivers expires on February 3, 1999. The IBT contract which covers approximately 30 mechanical maintenance workers expires on March 29, 1999. The Company believes its labor relations to be good.

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

ITEM 2. PROPERTIES

FACILITIES

The Company's corporate offices, warehouses, retail stores, and manufacturing facilities as of August 29, 1998 are summarized as follows:

                                                           Approximate
                                                        Square Footage
                                                     -----------------
     Description                                         Owned  Leased
    ------------------------------------------------------------------
     Corporate offices                                  17,000 142,000
     Dry grocery                                     1,361,000 990,000
     General merchandise                                       323,000
     Frozen foods, ice cream, delicatessen and meat    454,000  66,000
     Bakery                                             91,000
     Dairy                                              74,000

All of the Company's warehouse facilities are located in California.

On May 19, 1998, the Company completed the sale of approximately 24 acres of property located in Commerce, California. This transaction required certain administrative offices and distribution facilities to be relocated. The Company is utilizing its remaining properties to accommodate most of the displaced facilities.

ITEM 3. LEGAL PROCEEDINGS

The Company is a defendant in a number of cases currently in litigation or potential claims encountered in the normal course of business that are being vigorously defended. In the opinion of management, the resolutions of these matters will not have a material adverse effect on the Company's financial position or results of operations.

The United States Environmental Protection Agency ("EPA") notified the Company in 1993 that, together with others, it was a potentially responsible party ("PRP") for the disposal of hazardous substances at a landfill site located in Monterey Park, California. The Company believes that its share of cost for the remaining phases of cleanup will not exceed the amounts which the Company has reserved.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None.

PART II

ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED SHAREHOLDER MATTERS

There is no market for the Company's Class A Shares, Class B Shares, or Class C Shares. As of October 30, 1998, the Company's Class A Shares were held of record by 469 shareholders, Class B Shares were held of record by 513 shareholders, and the Company's Class C Shares were held of record, one share each, by the 15 directors of the Company. In the past, the Company has not paid cash dividends on its stock, and it has no intention to do so in the future.

ITEM 6. SELECTED FINANCIAL DATA

----------------------------------------------------------------------------------
-------------------------------------------------------------------------------------------------------
fiscal year                                         1998       1997       1996        1995        1994
-------------------------------------------------------------------------------------------------------
(dollars in thousands except per share data)
                                                 (52 weeks) (52 weeks)  (52 weeks) (52 weeks)  (53 weeks)
Net sales                                        $1,831,686 $1,927,092  1,948,919  $1,822,804  $1,873,872
Operating income                                     26,252     31,549     29,502      27,197      25,639
Declared patronage divi-
 dends                                               10,149     14,464     13,200      11,571      10,837
Net earnings                                          3,389      2,307      1,517         769          94
Total assets                                        389,218    394,002    374,737     398,603     398,569
Long-term notes payable                             125,130     92,217     75,617     129,686     149,673
Book value per share                                 183.47     175.22     167.94      165.86      163.03

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

RESULTS OF OPERATIONS

The following table sets forth selected financial data of the Company expressed as a percentage of net sales for the periods indicated below:

------------------------------------------------------------------------------
fiscal year ended              August 29, 1998 August 30, 1997 August 31, 1996
------------------------------------------------------------------------------
Net sales                           100.0%          100.0%          100.0%
Cost of sales                        91.1            91.0            90.8
Distribution, selling and ad-
 ministrative                         7.5             7.4             7.7
Operating income                      1.4             1.6             1.5
Interest expense                      0.7             0.7             0.7
Other income                          0.2
Earnings before patronage
 dividends, provision for
 income taxes and
 extraordinary item                   0.9             0.9             0.8
Declared patronage dividends          0.5             0.7             0.7
Provision for income taxes            0.1             0.1             0.0
Extraordinary item, net of
 taxes                               (0.1)
Net earnings                          0.2             0.1             0.1

FISCAL YEAR ENDED AUGUST 29, 1998 ("FISCAL 1998") COMPARED TO FISCAL YEAR ENDED AUGUST 30, 1997 ("FISCAL 1997")

Net sales. Net sales totaled $1.8 billion for fiscal 1998 as compared to $1.9 billion in fiscal 1997. Sales decreased 4.9% from fiscal 1997. The reduction in sales is primarily the result of reduced sales to Megafoods Stores ("Megafoods"), Nob Hill General Store, Inc. ("Nob Hill") and Hughes Markets, Inc. ("Hughes"). Megafoods, Nob Hill and Hughes were all acquired by entities that have self-distribution programs; accordingly, product supply to their respective stores migrated into the corresponding self-distribution facilities in the period between February 1997 through August 1998.

Cost of sales. In fiscal 1998, the overall gross margin as a percentage of net sales is consistent with fiscal 1997. An increase in service fees implemented mid-year was offset by a substantial reduction in margins from retail operations that were disposed of in fiscal 1997.

Distribution, selling and administrative. Distribution, selling and administrative expenses were $137.2 million (or 7.5% of net sales) in fiscal 1998, as compared to $142.6 million (or 7.4% of net sales) in fiscal 1997. The level of expense as a percentage of sales for fiscal 1998 is greater than fiscal 1997 primarily due to the lower volume levels discussed under "Net Sales", nonrecurring charges relating to a settlement of litigation and costs to update computer programs that will be impacted by the year 2000. These increased costs were partially offset by reduced costs resulting from the implementation of radio frequency and automated routing programs in several of the Company's distribution facilities.

Interest. Interest expense decreased from $13.0 million in fiscal 1997 to $12.3 million in fiscal 1998. The decrease is primarily due to lower interest rates associated with the Company's refinancing of its debt completed in April 1998 (see Liquidity and Capital Resources) and reduced average borrowing requirements resulting from reductions in inventories and accounts receivable.

Other income (expense). Other income in fiscal 1998 was $3.2 million compared to other expense of $655,000 in fiscal 1997. In May 1998, the Company completed the sale of approximately 24 acres of property located in Commerce, California ("Commerce property"). This sale resulted in a gain (net of expenses related to the sale) of $3.2 million. Other expense of $655,000 in fiscal 1997 resulted from a $1.5 million reduction in the fair value of the Company's investment in SavMax Foods, Inc. ("SavMax"), offset by gains realized from the sale of finance receivables ($387,000) and the remainder of the Company's interest in Major Market, Inc. ("MMI") ($458,000).

Declared patronage dividends. Declared patronage dividends totaled $10.1 million for fiscal 1998 as compared to $14.5 million for fiscal 1997. The reduction is primarily due to lower sales through the cooperative divisions, the refinancing charge and the nonrecurring charges discussed previously; offset by reduced interest costs.

Extraordinary charge. The extraordinary loss of $1.08 million, net of income taxes, in fiscal 1998 is related to the early extinguishment of debt in connection with the Company's refinancing transaction. This charge covers prepayment premiums paid and the write-off of financing costs relating to debt refinanced in the transaction.

Net earnings. Net earnings were $3.4 million for fiscal 1998 as compared to $2.3 million for fiscal 1997. The increase reflects the earnings generated by the Company's subsidiaries and the gain on the sale of the Commerce property, which are not subject to patronage distribution but are retained and serve to increase book value per share.

FISCAL YEAR ENDED AUGUST 30, 1997 ("FISCAL 1997") COMPARED TO FISCAL YEAR ENDED AUGUST 31, 1996 ("FISCAL 1996")

Net sales. Fiscal 1997 sales decreased $21.8 million or 1.1% from fiscal 1996. This decrease is a result of reduced purchases by Food 4 Less GM, Inc. ("F4LGM"), Megafoods, and the sale of the Company's Hawaiian subsidiary, Hawaiian Grocery Stores, Ltd. ("HGS") in May 1996. During fiscal 1997, sales relating to F4LGM, Megafoods and HGS were approximately $120 million below fiscal 1996. These sales decreases were partially offset by additional sales in all divisions resulting from the benefits of the Company's impact-based pricing strategy, which was implemented at the beginning of fiscal 1997. Sales have also increased as a result of three Northern California retail stores acquired at the beginning of fiscal 1997, the addition of a significant dairy customer in February 1996, and the expansion of meat distribution in Northern California in September 1996.

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

Distribution, selling and administrative. Distribution, selling and administrative expenses were $142.6 million or 7.4% of net sales in fiscal 1997, as compared to $149.1 million or 7.7% of net sales in fiscal 1996. The Company has implemented several new programs and procedures in its distribution facilities that have impacted the level of operating costs as a percentage of sales. Two significant examples of these changes, and the associated benefits are: (1) radio frequency transmitters have been installed on forklifts in some facilities, which facilitates the receiving and selection process and (2) plastic pallets have replaced wooden pallets in most facilities, which reduces the cost of pallet repairs and allows for greater utilization of truck space for backhauls.

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

Other (expense) income, net. Other expense of $655,000 in fiscal 1997 resulted from a $1.5 million reduction in the fair value of the Company's investment in SavMax Foods, Inc., offset by gains realized from the sale of finance receivables and the remainder of the Company's minority interest in MMI. In fiscal 1996, the Company sold 100% of its common stock ownership in HGS for $2.4 million. The sale resulted in a pretax gain of $366,000. Pursuant to this transaction, the Company retained an ownership interest in HGS represented by 1,000 shares of preferred stock with a total book value of $1 million.

Declared patronage dividends. Declared patronage dividends totaled $14.5 million for the 1997 period as compared to $13.2 million for the 1996 period. The increase is primarily due to cost control measures, and lower interest expense.

Net earnings. Net earnings for fiscal 1997 were $2.3 million compared to net earnings of $1.5 million for fiscal 1996, an increase of 52%. The increase reflects the earnings generated by the Company's subsidiaries, which are not subject to patronage distribution but are retained and serve to increase book value per share.

LIQUIDITY AND CAPITAL RESOURCES

The Company relies upon cash flow from operations, patron deposits, shareholdings and borrowings under the Company's credit lines, to finance operations. Net cash utilized by operating activities totaled $12.6 million for fiscal 1998, while net cash provided from operating activities totaled $6.2 million for fiscal 1997 and $38.2 million for fiscal 1996. The Company's cost and expense reductions, revised marketing programs, and the dividend retention program provide adequate operating cash flow to conduct the Company's business operations. At August 29, 1998, working capital was $85.8 million, and the current ratio was 1.6 and 1.3 at fiscal year end 1998 and 1997, respectively. Working capital varies throughout the year primarily as a result of seasonal inventory requirements.

Capital expenditures totaled $18.4 million in fiscal 1998, $15.2 million in fiscal 1997, and $13.4 million in fiscal 1996.

On April 14, 1998, the Company issued $80,000,000 in Senior Notes (the "Senior Notes") to a life insurance company and pension funds. The proceeds of the Senior Notes were utilized to pay off substantially all existing senior, subordinated and secured long-term notes payable and a portion of amounts due under the Company's revolving credit agreement with banks. The Senior Notes are unsecured, due in April 2008 and bear interest at 7.22% per annum. On the same date, the Company entered into a new $100,000,000 revolving credit facility with a group of banks (the "Revolving Credit"). The Revolving Credit is unsecured, expires in April of 2003 and bears interest at the bank's base rate or at an adjusted LIBOR rate plus a margin ranging from 0.375% to 0.90% depending on the Company's leverage ratio. Both the Senior Notes and the Revolving Credit (the "Credit Agreements") limit the incurrence of additional funded debt, restrict the issuance of secured indebtedness and prohibit the payment of dividends (other than patronage dividends). The Credit Agreements contain various financial covenants. Obligations under the Credit Agreements are senior to the rights of member patrons with respect to deposits and patronage dividend certificates.

A $10 million credit agreement is collateralized by Grocers Capital Company's ("GCC") member loan receivables. The primary function of GCC is to provide loan financing to the Company's member-patrons. The funding for loans made by GCC is provided by GCC's cash reserves as well as the $10 million credit agreement. The maturity date of the credit agreement is September 20, 2001, but is subject to an annual extension of one year by the mutual consent of GCC and the bank. No amounts were outstanding under this credit line at August 29, 1998. The unused portion of this credit line is subject to commitment fees of 0.125% plus $25,000 annually.

Member loans receivable are periodically sold by GCC to a bank through a loan purchase agreement. The loan purchase agreement maturity date is August 20, 2001, but is subject to extension by mutual agreement of the Company and the bank for an additional one year on each anniversary date of the initial purchase date. Total loan purchases under the agreement are limited to a total aggregate principal outstanding of $50 million. At August 29, 1998, the aggregate principal outstanding balance of loans purchased by the bank was $17.0 million. The loan sales are subject to limited recourse provisions.

Patrons are generally required to maintain subordinated deposits with the Company and member-patrons purchase Class B shares to satisfy this requirement. Upon termination of patron status, the withdrawing patron will be entitled to recover deposits in excess of its obligations to the Company if permitted by the applicable subordination provisions, and a member-patron also will be entitled to have its shares redeemed, subject to applicable legal requirements, Company policies and credit agreement limitations. The Company's current redemption policy limits the Class B Shares that the Company is obligated to redeem in any fiscal year to 5% of the number of Class B Shares deemed outstanding at the end of the preceding fiscal year. In fiscal 1998, this limitation restricted the Company's redemption of shares to 19,300 shares for $3.4 million. In fiscal 1999, the 5% limitation will restrict the Company's redemption of shares to 19,007 shares for $3.5 million. The number of shares tendered for redemption at October 30, 1998 totaled 77,538, which exceeds the amount that can be redeemed in fiscal 1999. Consequently, the Company will be required to make redemptions in fiscal 1999, 2000, 2001, and 2002, with such redemptions approximating $14.2 million based on fiscal 1998 year-end book value. The redemption price for shares is based upon their book value as of the end of the year preceding redemption. Cash flow to fund redemption of shares is provided from operations, patron deposits, Patronage Certificates, current shareholdings and borrowings under the Company's credit lines.

RECENT ACCOUNTING PRONOUNCEMENTS

The Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standard ("SFAS") No. 130 "Reporting Comprehensive Income". Comprehensive income and its components are required to be presented for each year for which an income statement is presented. Components of comprehensive income include unrealized gains and losses on marketable securities and minimum pension liability adjustments. This statement is effective for fiscal years beginning after December 15, 1997. Management believes that the adoption of this standard will not have a material impact on the Company's financial statement disclosures.

The FASB issued SFAS No. 131 "Disclosures about Segments of an Enterprise and Related Information," which establishes standards for reporting information about operating segments and requires reporting for selected information about operating statements in financial statements. It also establishes standards for related disclosures about products and services, geographic areas, and major customers. This statement is effective for financial statements for periods beginning after December 15, 1997. Management is in the process of determining the effects on the Company's financial statement disclosures of adopting this statement.

In March 1998, the American Institute of Certified Public Accountants issued Statement of Position ("SOP") 98-1, "Accounting for the Costs of Computer Software Developed or Obtained for Internal Use." The SOP provides guidance with respect to accounting for the various types of costs incurred for computer software developed or obtained for the Company's use. This SOP is effective for fiscal years beginning after December 15, 1998. The Company will adopt SOP 98-1 in fiscal 1999. Management believes that the adoption of this SOP will not have a material impact on the Company.

YEAR 2000

The Company has had an active Year 2000 ("Y2K") program since August 1996. This program includes a detail review of the Company's software applications, hardware, and embedded technology. The Company has contracted an outside consultant to assess the embedded technology within our facilities.

In 1996, the Company began assessing the application software of the Company to determine risk of Y2K failure. The assessment process was used to identify the business applications that would be at risk for potential century date impact and to prioritize the critical, moderate, and low risk applications for remediation or replacement. Applications that will be impacted by Y2K are scheduled for remediation or replacement. The Company is approximately 80% complete with replacing or remediating critical applications, 50% complete with respect to applications that were identified as moderate risk and 30% complete as to low risk applications. The schedules for remediation or replacement are reviewed monthly by management. The Company expects that all critical and moderate risk applications will be completed by June 1999.

The Company has determined that it would be more cost effective to replace certain systems rather than remediate them. In most circumstances, the systems that are being replaced are older systems that would have been replaced prior to Y2K regardless of the non-compliant issue. The estimated total cost of the Y2K project is approximately $5.9 million. Approximately $3 million is for new software and hardware purchases and will be capitalized. The remaining $2.9 million will be expensed. The total amount incurred on the project through August 29, 1998 was $3 million, of which $1 million related to the cost to remediate software and $2 million related to the replacement of systems including hardware. The estimated future cost of completing the Y2K project is estimated to be approximately $2.9 million.

The Company has notified its members of the Y2K issues through newsletters, meetings, and discussions. In some instances, retailers are offered software and hardware that is Y2K compliant. Retailers that use Certified's Interactive Ordering Program, which allows them to order electronically, and CertiNet, which is a comprehensive in-store system, are Y2K compliant.

The Y2K project team is also addressing interaction with vendors and the potential impact of Y2K issues. The Company is working with Uniform Commercial Standard ("UCS") vendors to make sure that processing of orders, invoices, and payments will be Y2K compliant. For those UCS vendors that are not ready for Y2K, the Company will have a contingency plan that will convert the vendor's data into Y2K compliant data before processing through the Company's systems.

Additionally, the Company is a member of the National Grocers Association's ("NGA") Year 2000 Task Force, which was formed to assist retailers in resolving the Y2K problem in their businesses through the sharing of information. The objectives of this group are to: (1) identify the hardware and software systems at risk; (2) communicate with the vendor community and establish definitive position statements regarding cash systems; and (3) communicate these findings to NGA members. Many of Certified's members are members of NGA. A comprehensive report on the findings of the Task Force is available to all members and vendors that are associated with Certified, and the contents thereof have been discussed at several recent industry meetings.

As the Y2K program progresses, the Company will be developing additional contingency plans. The Company's contingency plans will be intended to address both remediation of systems and the overall business operating risk.

Since the Company has not confirmed with its members or vendors on their state of readiness for Y2K, it is not possible for the Company to assess the potential business interruption impact. Failure of the Company's members or vendors to be Y2K compliant could have a material adverse impact on the Company's operations. However, as discussed above, the Company is actively working with members and vendors to address the Y2K issues.

FORWARD-LOOKING INFORMATION

This report includes forward-looking statements that (a) predict or forecast future events or results, (b) depend on future events for their accuracy, or
(c) embody assumptions which may prove to have been inaccurate, including the Company's assessment of the probability and materiality of losses associated with litigation and other contingent liabilities; the Company's ability to develop and implement year-2000 systems solutions; and the Company's expectations regarding the adequacy of capital and liquidity. It is the Company's intention to ensure that these forward-looking statements are accompanied by meaningful cautionary statements pursuant to the safe harbor established in the Private Securities Litigation Reform Act of 1995. These forward-looking statements and the Company's business and prospects are subject to a number of factors which could cause actual results to differ materially including the adverse effects of the changing industry environment and increased competition; continuing sales declines and loss of customers; exposure to the uncertainties of litigation and other contingent liabilities; and the failure of the Company, its vendors or its customers to develop and implement year-2000 systems solutions.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

The Company does not currently use derivative financial instruments for speculative purposes which expose the Company to market risk. The Company is exposed to cash flow and fair value risk due to changes in interest rates with respect to its long-term debt. Information required by this item is set forth in Notes 3, 5, and 14 of the Notes to Consolidated Financial Statements, and is incorporated herein by reference.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

INDEPENDENT AUDITORS' REPORT

The Board of Directors
Certified Grocers of California, Ltd.

We have audited the accompanying consolidated balance sheets of Certified Grocers of California, Ltd. and subsidiaries (the "Company") as of August 29, 1998 and August 30, 1997, and the related consolidated statements of earnings, shareholders' equity, and cash flows for the years ended August 29, 1998, August 30, 1997, and August 31, 1996. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of the Company as of August 29, 1998 and August 30, 1997, and the results of its operations and its cash flows for the years ended August 29, 1998, August 30, 1997, and August 31, 1996 in conformity with generally accepted accounting principles.

DELOITTE & TOUCHE LLP


Los Angeles, California
October 30, 1998

--------------------------------------------------------------------------------

Certified Grocers of California, Ltd. and Subsidiaries

CONSOLIDATED BALANCE SHEETS

(dollars in thousands)

--------------------------------------------------------------------------------

August 29, 1998 and August 30, 1997                             1998      1997
-------------------------------------------------------------------------------
ASSETS
Current Assets:
  Cash and cash equivalents                                 $  4,105  $  7,900
  Accounts and notes receivable, net                          95,672    94,493
  Inventories                                                124,419   135,272
  Prepaid expenses                                             4,744     4,907
  Deferred taxes                                               3,853     3,427
-------------------------------------------------------------------------------
   Total current assets                                      232,793   245,999
Properties, net                                               76,299    76,135
Investments                                                   41,341    36,714
Notes receivable                                              21,792    19,515
Other assets                                                  16,993    15,639
-------------------------------------------------------------------------------
      TOTAL ASSETS                                          $389,218  $394,002
-------------------------------------------------------------------------------
LIABILITIES AND SHAREHOLDERS' EQUITY
Current Liabilities:
  Accounts payable                                          $ 80,870  $104,498
  Accrued liabilities                                         51,767    54,320
  Current portion of notes payable                               743    11,329
  Patrons' excess deposits and declared patronage dividends   13,630    16,826
-------------------------------------------------------------------------------
   Total current liabilities                                 147,010   186,973
Notes payable, due after one year                            125,130    92,217
Long-term liabilities, other                                  20,440    18,151
Commitments and contingencies (Note 12)
Patrons' deposits and certificates:
  Patrons' required deposits                                  12,147    14,358
  Subordinated patronage dividend certificates                 6,158     6,276
Shareholders' equity
  Class A Shares                                               5,479     5,361
  Class B Shares                                              56,992    57,349
  Retained earnings                                           15,685    13,162
  Net unrealized gain on appreciation of investments             233       238
  Minimum pension liability adjustment                           (56)      (83)
-------------------------------------------------------------------------------
   Total shareholders' equity                                 78,333    76,027
-------------------------------------------------------------------------------
      TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY            $389,218  $394,002
-------------------------------------------------------------------------------

The accompanying notes are an integral part of these statements.

--------------------------------------------------------------------------------

Certified Grocers of California, Ltd. and Subsidiaries

CONSOLIDATED STATEMENTS OF EARNINGS

(dollars in thousands)


--------------------------------------------------------------------------------

                                            August 29,  August 30,  August 31,
for fiscal years ended                            1998        1997        1996
-------------------------------------------------------------------------------
Net sales                                   $1,831,686  $1,927,092  $1,948,919
Costs and expenses:
  Cost of sales                              1,668,202   1,752,899   1,770,339
  Distribution, selling and administrative     137,232     142,644     149,078
-------------------------------------------------------------------------------
Operating income                                26,252      31,549      29,502
Interest expense                               (12,320)    (13,020)    (14,406)
Other income (expense), net                      3,200        (655)        366
-------------------------------------------------------------------------------
Earnings before patronage dividends, pro-
 vision for income taxes and extraordinary
 item                                           17,132      17,874      15,462
Declared patronage dividends                   (10,149)    (14,464)    (13,200)
-------------------------------------------------------------------------------
Earnings before provision for income taxes
 and extraordinary item                          6,983       3,410       2,262
Provision for income taxes                       2,515       1,103         745
-------------------------------------------------------------------------------
Earnings before extraordinary item               4,468       2,307       1,517
-------------------------------------------------------------------------------
Extraordinary item (net of income taxes of
 $714)                                           1,079
-------------------------------------------------------------------------------
Net earnings                                $    3,389  $    2,307  $    1,517
-------------------------------------------------------------------------------

The accompanying notes are an integral part of these statements.

--------------------------------------------------------------------------------
CERTIFIED GROCERS OF CALIFORNIA, LTD. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY

(dollars in thousands)

----------------------------------------------------------------------------------------------------
                               Class A          Class B
                            --------------  ----------------             Net Unrealized
for fiscal years ended                                                      Gain (Loss)     Minimum
August 29, 1998,                                                        on Appreciation     Pension
August 30, 1997 and                                           Retained   (Depreciation)   Liability
August 31, 1996             Shares  Amount   Shares   Amount  Earnings   of Investments  Adjustment
----------------------------------------------------------------------------------------------------
Balance, September 2, 1995  50,300  $5,292  384,767  $56,266  $10,488             $ 114
 Class A Shares issued       4,800     796
 Class A Shares redeemed    (6,000)   (783)                      (212)
 Class B Shares issued                       18,286    3,072
 Class B Shares redeemed                    (19,238)  (2,834)    (357)
 Net earnings                                                   1,517
 Net unrealized loss on
  depreciation of
  investments (net of
  deferred tax benefit
  of $205)                                                                         (398)
 Minimum pension liability
  adjustment (net of
  deferred tax benefit
  of $195)                                                                                    $(255)
----------------------------------------------------------------------------------------------------
Balance, August 31, 1996    49,100   5,305  383,815   56,504   11,436              (284)       (255)
 Class A Shares issued       4,100     689
 Class A Shares redeemed    (5,300)   (633)                      (257)
 Class B Shares issued                       21,366    3,744
 Class B Shares redeemed                    (19,191)  (2,899)    (324)
 Net earnings                                                   2,307
 Net unrealized
  gain on depreciation
  of investments (net
  of deferred tax
  liability of $271)                                              522
 Minimum pension liability
  adjustment (net of
  deferred tax liability
  of $132)                                                                                      172
----------------------------------------------------------------------------------------------------
Balance, August 30, 1997    47,900   5,361  385,990   57,349   13,162               238         (83)
 Class A Shares issued       4,800     841
 Class A Shares redeemed    (5,900)   (723)                      (311)
 Class B Shares issued                       13,456    2,470
 Class B Shares redeemed                    (19,300)  (2,827)    (555)
 Net earnings                                                   3,389
 Net unrealized loss on
  depreciation of
  investments (net of
  deferred tax liability
  of $5)                                                                             (5)
 Minimum pension liability
  adjustment (net of
  deferred tax liability
  of $17)                                                                                        27
----------------------------------------------------------------------------------------------------
Balance, August 29, 1998    46,800  $5,479  380,146  $56,992  $15,685             $ 233       $ (56)
----------------------------------------------------------------------------------------------------

The accompanying notes are an integral part of these statements.

--------------------------------------------------------------------------------
Certified Grocers of California, Ltd. and Subsidiaries

CONSOLIDATED STATEMENTS OF CASH FLOWS

(dollars in thousands)

-----------------------------------------------------------------------------------
for fiscal years ended August 29, 1998, August 30, 1997
and August 31, 1996                                         1998     1997     1996
-----------------------------------------------------------------------------------
Cash flows from operating activities:
Net earnings                                             $ 3,389  $ 2,307  $ 1,517
 Adjustments to reconcile net earnings to net cash
  (utilized) provided by operating activities:
  Depreciation and amortization                           14,792   12,204   10,022
  Deferred taxes                                          (1,219)    (107)  (3,819)
  Gain on sale of investments in affiliates, member
   loan receivables, and properties, net                  (2,460)    (562)    (524)
  Reduction in fair value of investment                             1,500
  (Increase) decrease in assets:
  Accounts and notes receivable, net                      (1,297)     (93)   1,892
  Inventories                                             10,853    1,031    6,893
  Prepaid expenses                                           163     (282)     131
  Notes receivable                                        (5,057) (13,462) (10,547)
  Increase (decrease) in liabilities:
  Accounts payable                                       (23,628)   6,030   14,905
  Accrued liabilities                                     (7,293)  (2,474)   9,846
  Patrons' excess deposits and declared patronage divi-
   dends                                                  (3,196)   1,669    2,943
  Long-term liabilities, other                             2,329   (1,586)   4,963
-----------------------------------------------------------------------------------
Net cash (utilized) provided by operating activities     (12,624)   6,175   38,222
-----------------------------------------------------------------------------------
Cash flows from investing activities:
 Purchase of properties                                  (18,414) (15,166) (13,350)
 Investment in securities, net                            (4,632)  (9,839)  (4,888)
 Proceeds from sales of notes receivable                   2,780    6,256   27,860
 Proceeds from sales of properties                        12,320    1,229    1,846
 Increase in other assets                                 (2,236)  (3,100)  (1,635)
 Sales of investments in affiliates, net of cash dis-
  posed*                                                              500    1,785
-----------------------------------------------------------------------------------
Net cash (utilized) provided by investing activities     (10,182) (20,120)  11,618
-----------------------------------------------------------------------------------
Cash flows from financing activities:
 Additions to long-term notes payable                    124,000   27,944
 Reduction of long-term notes payable                    (90,344)     (15) (37,329)
 Reduction of short-term notes payable                   (11,329) (11,440) (11,573)
 Redemption of patronage dividend certificates                       (249)
 Repurchase of shares from members                        (4,416)  (4,112)  (4,186)
 Decrease in members' required deposits                   (2,211)  (1,166)  (1,498)
 Issuance of shares to members                             3,311    4,432    3,868
-----------------------------------------------------------------------------------
Net cash provided (utilized) by financing activities      19,011   15,394  (50,718)
-----------------------------------------------------------------------------------
Net (decrease) increase in cash and cash equivalents      (3,795)   1,449     (878)
Cash and cash equivalents at beginning of year             7,900    6,451    7,329
-----------------------------------------------------------------------------------
Cash and cash equivalents at end of year                 $ 4,105  $ 7,900  $ 6,451
-----------------------------------------------------------------------------------
SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Cash paid during the year for:
 Interest                                                $12,790  $13,264  $14,929
 Income taxes                                            $ 3,179  $ 2,688  $   980
-----------------------------------------------------------------------------------
*SALES OF INVESTMENTS IN AFFILIATES, NET OF CASH DIS-
 POSED:
 Working capital, other than cash                                          $ 7,188
 Property, plant and equipment                                                 460
 Investment in preferred stock                                              (1,000)
 Other assets                                                                   71
 Proceeds in excess of net assets of affiliates sold,
  net                                                             $   500      366
 Long-term debt                                                             (5,300)
-----------------------------------------------------------------------------------
   Net cash effect from sales of investments in affili-
    ates                                                          $   500  $ 1,785
-----------------------------------------------------------------------------------

The accompanying notes are an integral part of these statements.

Certified Grocers of California, Ltd. and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Fiscal Years Ended August 29, 1998, August 30, 1997 and August 31, 1996

1. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES:

Principles of Consolidation:

The consolidated financial statements include the accounts of Certified Grocers of California, Ltd. and its subsidiaries ("Certified" or the "Company"). Intercompany transactions and accounts with subsidiaries have been eliminated. Grocers Capital Company ("GCC") is a wholly owned subsidiary.

Nature of Business:

The Company is a cooperative organization engaged principally in the distribution of food products and related nonfood items primarily to retail establishments owned by shareholders of the Company. All establishments with which directors are affiliated, as members of the Company, purchase groceries, related products and store equipment from the Company in the ordinary course of business pursuant to published terms or according to the provisions of supply agreements.

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

Depreciation:

Depreciation is computed using the straight-line method over the estimated useful lives of the assets which range from 3 to 40 years. Leasehold improvements are amortized based on the estimated life of the asset or the life of the lease, whichever is shorter. Expenditures for replacements or major improvements are capitalized; expenditures for normal maintenance and repairs are charged to operations as incurred. Upon sale or retirement of properties, the cost and accumulated depreciation are removed from the accounts, and any gain or loss is included in operations.

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

Transfers and Servicing of Financial Assets:

The Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standard ("SFAS") No. 125 "Accounting for Transfers and Servicing of Financial Assets and Extinguishments of

Certified Grocers of California, Ltd. and Subsidiaries

Liabilities," which the Company adopted in 1997. The Statement provides for standards that are based on consistent application of a financial-components approach that focuses on control. Under that approach, after a transfer of financial assets, an entity recognizes the financial and servicing assets it controls and the liabilities it has incurred, derecognizes financial assets when control has been surrendered, and derecognizes liabilities when extinguished. This Statement provides consistent standards for distinguishing transfers of financial assets that are sales from transfers that are secured borrowings. Accordingly, the Company conformed to the new requirements of SFAS No. 125 for transactions involving the sale of member loans receivable for applicable transactions occurring after December 31, 1996.

Comprehensive Income:

The FASB issued SFAS No. 130 "Reporting Comprehensive Income". Comprehensive income and its components are required to be presented for each year for which an income statement is presented. Components of comprehensive income include unrealized gains and losses on marketable securities and minimum pension liability adjustments. This statement is effective for fiscal years beginning after December 15, 1997. Management believes that the adoption of this standard will not have a material impact on the Company's financial statement disclosures.

Disclosures about Segments of an Enterprise and Related Information:

The FASB issued SFAS No. 131 "Disclosures about Segments of an Enterprise and Related Information," which establishes standards for reporting information about operating segments and requires reporting for selected information about operating statements in financial statements. It also establishes standards for related disclosures about products and services, geographic areas, and major customers. This statement is effective for financial statements for periods beginning after December 15, 1997. Management is in the process of determining the effects on the Company's financial statement disclosures.

Accounting for the Costs of Computer Software Developed or Obtained for Internal Use:

In March 1998, the American Institute of Certified Public Accountants issued Statement of Position ("SOP") 98-1, "Accounting for the Costs of Computer Software Developed or Obtained for Internal Use." The SOP provides guidance with respect to accounting for the various types of costs incurred for computer software developed or obtained for the Company's use. This SOP is effective for fiscal years beginning after December 15, 1998. The Company will adopt SOP 98-1 in fiscal 1999. Management believes that the adoption of this SOP will not have a material impact on the Company.

2. PROPERTIES:

Properties at August 29, 1998, and August 30, 1997 stated at cost, are comprised of:

-----------------------------------------------------------------
(dollars in thousands)                              1998     1997
-----------------------------------------------------------------
Land                                            $  8,350 $  8,812
Buildings and leasehold improvements              52,353   66,185
Equipment                                         94,011   82,849
Equipment under capital leases                     6,094    7,595
-----------------------------------------------------------------
                                                 160,808  165,441
Less accumulated depreciation and amortization    84,509   89,306
-----------------------------------------------------------------
                                                $ 76,299 $ 76,135
-----------------------------------------------------------------

On May 19, 1998, the Company completed the sale of approximately 24 acres of property located in Commerce, California. The sale resulted in a gain (net of expenses related to the sale) of $3.2 million. This transaction required certain administrative offices and distribution facilities to be relocated. The Company is utilizing its remaining properties to accommodate most of the displaced facilities.

Certified Grocers of California, Ltd. and Subsidiaries

3. INVESTMENTS:

The amortized cost and fair value of available-for-sale investments, including equity securities, were as follows:

-------------------------------------------------------------------------------
                                                       Gross      Gross
(dollars in thousands)                  Amortized Unrealized Unrealized    Fair
August 29, 1998                              Cost      Gains     Losses   Value
-------------------------------------------------------------------------------
Fixed Maturities:
 U.S. Treasury securities and obliga-
  tions of U.S. government corporations
  and agencies                           $13,276     $150       $  7    $13,419
 Corporate securities                      3,807      268        131      3,944
 Mortgage backed securities               10,776       86         14     10,848
-------------------------------------------------------------------------------
  Sub-total                               27,859      504        152     28,211
Redeemable preferred stock                 8,253       59         49      8,263
Equity securities                          4,867                          4,867
-------------------------------------------------------------------------------
                                         $40,979     $563       $201    $41,341
-------------------------------------------------------------------------------
-------------------------------------------------------------------------------
                                                       Gross      Gross
(dollars in thousands)                  Amortized Unrealized Unrealized    Fair
August 30, 1997                              Cost      Gains     Losses   Value
-------------------------------------------------------------------------------
Fixed Maturities:
 U.S. Treasury securities and obliga-
  tions of U.S. government corporations
  and agencies                           $11,569     $ 73       $143    $11,499
 Corporate securities                      6,227      271         58      6,440
 Mortgage backed securities                4,952       48         22      4,978
-------------------------------------------------------------------------------
  Sub-total                               22,748      392        223     22,917
Redeemable preferred stock                 8,946      204         12      9,138
Equity securities                          4,658        1                 4,659
-------------------------------------------------------------------------------
                                         $36,352     $597       $235    $36,714
-------------------------------------------------------------------------------

Fixed maturity investments are due as follows:

---------------------------------------------------------
(dollars in thousands)                  Amortized    Fair
August 29, 1998                              Cost   Value
---------------------------------------------------------
Fixed Maturities Available for Sale:
 Due after one year through five years   $10,762  $10,954
 Due after five years through ten years    7,584    7,612
 Due after ten years                       9,513    9,645
---------------------------------------------------------
                                         $27,859  $28,211
---------------------------------------------------------
---------------------------------------------------------
(dollars in thousands)                  Amortized    Fair
August 30, 1997                              Cost   Value
---------------------------------------------------------
Fixed Maturities Available for Sale:
 Due after one year through five years   $ 7,356  $ 7,395
 Due after five years through ten years   10,739   10,874
 Due after ten years                       4,653    4,648
---------------------------------------------------------
                                         $22,748  $22,917
---------------------------------------------------------

Certified Grocers of California, Ltd. and Subsidiaries

Expected maturities will differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties. Mortgage-backed securities are shown as being due at their average expected maturity dates.

Investment income is summarized as follows:

-----------------------------------------------
(dollars in thousands)       1998   1997   1996
-----------------------------------------------
Fixed maturities           $2,526 $1,728 $1,834
Preferred stock               444     91    350
Equity securities              82     75    132
Cash and cash equivalents     364    332    197
-----------------------------------------------
                            3,416  2,226  2,513
Less investment expenses       22    137     95
-----------------------------------------------
  Net investment income    $3,394 $2,089 $2,418
-----------------------------------------------

Investments carried at fair values of $17,975,000 and $20,359,000 at August 29, 1998 and August 30, 1997, respectively, are on deposit with regulatory authorities in compliance with insurance company regulations. Equity securities which do not have readily determinable fair values are accounted for using the cost method.

The Company owns an equity interest in SavMax Foods, Inc. ("SavMax"), a member-patron of Certified. The investment consists of (a) 10% of the outstanding Series A common stock with an original cost of $2.5 million and
(b) $6.3 million of 8.5% Series B cumulative redeemable preferred stock. The Company has also entered into lease guarantees or subleases (see Note 6) on six SavMax stores. The current minimum annual rent on locations underlying such lease guarantees or subleases is $2.7 million. The commitments have expiration dates through 2012. In addition, GCC has made loans to SavMax for tenant improvements with an aggregate outstanding principal balance of $898,000 at August 29, 1998.

At March 1, 1997, SavMax was in default under the terms of the Preferred Stock Purchase Agreement and was in default on its bank debt. SavMax completed a restructuring of its financing arrangements with its bank and Certified in May 1997. This restructuring required SavMax to make certain changes to its operations.

Pursuant to the restructuring:

  (i) Certified agreed to guarantee SavMax obligations to a bank consisting of a $3 million line of credit and an $850,000 term loan;

  (ii) $4 million due Certified by SavMax with respect to inventory purchases was converted into a note payable at prime plus 1%, with monthly interest payments commencing June 1997 and monthly principal payments of $111,111 commencing in December 1998, with the balance due in November 2001;

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

Certified Grocers of California, Ltd. and Subsidiaries

As of August 29, 1998, SavMax was in default on certain financial covenants included in its restructured loan agreements. Certified and SavMax are currently in discussions regarding this matter. Management believes the outcome of these discussions will not have a material adverse effect on the Company's financial position.

4. ACCRUED LIABILITIES:

Accrued liabilities at August 29, 1998 and August 30, 1997 are summarized as follows:

------------------------------------------------------------
(dollars in thousands)                          1998    1997
------------------------------------------------------------
Insurance loss reserves & other liabilities  $17,290 $19,676
Accrued wages & related taxes                 12,136   9,966
Accrued income & other taxes payable           6,230   6,952
Accrued promotional liabilities                2,561   3,940
Other accrued liabilities                     13,550  13,786
------------------------------------------------------------
                                             $51,767 $54,320
------------------------------------------------------------

5. NOTES PAYABLE:

Notes payable at August 29, 1998 and August 30, 1997 are summarized as follows:

-------------------------------------------------------------------------------
(dollars in thousands)                                            1998     1997
-------------------------------------------------------------------------------
Senior notes payable to a life insurance company expiring
 April 1, 2008, interest rate at 7.22% payable monthly,
 interest only through April 1, 2000 and $832,000 principal
 and interest thereafter through April 1, 2008, remaining
 $34.8 million due May 1, 2008.                               $ 80,000
Note payable to banks under a $100 million revolving credit
 agreement expiring April 10, 2003, interest rate at the
 agent's base rate (8.5% at August 29, 1998) or adjusted
 LIBOR (5.69% plus 0.825% at August 29, 1998)                   44,000
Notes payable to banks under a $135 million revolving credit
 agreement, paid on April 14, 1998                                     $ 55,626
Subordinated note payable to a life insurance company, paid
 on April 14, 1998                                                       17,500
Senior note payable to a life insurance company, paid on
April 14, 1998                                                           15,000
Other notes payable, paid on April 14, 1998                              12,724
Obligations under capital leases                                 1,873    2,696
-------------------------------------------------------------------------------
  Total notes payable                                          125,873  103,546
Less portion due within one year                                   743   11,329
-------------------------------------------------------------------------------
                                                              $125,130 $ 92,217
-------------------------------------------------------------------------------

Certified Grocers of California, Ltd. and Subsidiaries

Maturities of notes payable as of August 29, 1998 are:

      ---------------------------------
       Fiscal year
      ---------------------------------
       (dollars in thousands)
       1999                    $    743
       2000                       2,213
       2001                       4,790
       2002                       4,790
       2003                      49,147
       Thereafter                64,190
      ---------------------------------
                               $125,873
      ---------------------------------

On April 14, 1998, the Company issued $80 million in Senior Notes (the "Senior Notes") to a life insurance company and pension funds. The proceeds of the Senior Notes were utilized to pay off substantially all existing senior, subordinated and secured long-term notes payable and a portion of amounts due under the Company's revolving credit agreement with banks. The Senior Notes are unsecured, due in April 2008 and bear interest at 7.22% per annum. On the same date, the Company entered into a new $100 million revolving credit facility with a group of banks (the "Revolving Credit"). The Revolving Credit is unsecured, expires in April of 2003 and bears interest at the bank's base rate or at an adjusted LIBOR rate plus a margin ranging from 0.375% to 0.90% depending on the Company's leverage ratio. Both the Senior Notes and the Revolving Credit (the "Credit Agreements") limit the incurrence of additional funded debt, restrict the issuance of secured indebtedness and prohibit the payment of dividends (other than patronage dividends). The Credit Agreements contain various financial covenants. Obligations under the Credit Agreements are senior to the rights of member patrons with respect to deposits and patronage dividend certificates.

The extraordinary loss of $1.08 million, net of income taxes, in fiscal 1998 is related to the early extinguishment of debt in connection with the Company's refinancing transaction. This charge covers prepayment premiums paid and the write-off of financing costs relating to debt refinanced in the transaction.

A $10 million credit agreement is collateralized by GCC's member loan receivables. The primary function of GCC is to provide loan financing to the Company's member-patrons. Member loans are made at a market rate of interest starting at prime plus 1/2%. The funding for loans made by GCC is provided by GCC's cash reserves as well as the $10 million credit agreement. The maturity date of the credit agreement is September 20, 2001, but is subject to an annual extension of one year by the mutual consent of GCC and the bank. Amounts advanced under the credit agreement bear interest at prime (8.5% at August 29, 1998) or Eurodollar (5.73% at August 29, 1998) plus 0.9%. No amounts were outstanding under this credit line at August 29, 1998. The unused portion of this credit line is subject to commitment fees of 0.125% plus $25,000 annually.

Member loans receivable are periodically sold by GCC to a bank through a loan purchase agreement. The maturity date of the loan purchase agreement is August 20, 2001, but is subject to extension by mutual agreement of the Company and the bank for an additional one year on each anniversary date of the initial purchase date. Total loan purchases under the agreement are limited to a total aggregate principal outstanding of $50,000,000. At August 29, 1998, the aggregate principal outstanding balance of loans purchased by the bank was $17 million. The loan sales are subject to limited recourse provisions.

The Company and GCC have also guaranteed loans made directly to members by third party lenders. At August 29, 1998, the maximum principal amount of these guarantees was $7.8 million. Member loans, provided by GCC and third parties, are generally secured with collateral which usually consists of personal and real property owned by member-patrons and personal guarantees of member-patrons.

As a result of maturing long-term debt (a noncash financing activity), the Company reclassified from long to short-term debt $0.7 million, $11.3 million and $11.4 million in fiscal 1998, 1997, and 1996, respectively.

Certified Grocers of California, Ltd. and Subsidiaries

6. LEASES:

The Company has entered into operating and capital leases for certain warehouse, transportation and data processing equipment. The Company has also entered into operating leases for approximately 26 retail supermarkets. The majority of these locations are subleased to various member-patrons of the Company. The operating leases and subleases are noncancelable, renewable, include purchase options in certain instances, and require payment of real estate taxes, insurance and maintenance.

In addition, on August 29, 1998, the Company was contingently liable with respect to 17 lease guarantees for certain member-patrons. The total current annual rent on locations underlying such lease guarantees is approximately $6.1 million. The commitments have expiration dates through 2017. The Company believes the locations underlying these leases are marketable and, accordingly, the Company would be able to recover a substantial portion of the guaranteed amounts in the event the Company is required to satisfy its obligations under the guarantees.

In consideration of lease guarantees and subleases, the Company receives a monthly fee equal to 5% of the monthly rent under the lease guarantees and subleases. Obligations of member-patrons to the Company, including lease guarantees, are generally supported by the Company's right of offset, upon default, against the member-patrons' cash deposits, shareholdings and Patronage Certificates, as well as in certain instances, personal guarantees and reimbursement and indemnification agreements.

Total rent expense was $16.2 million, $17.0 million, and $20.5 million in 1998, 1997, and 1996 respectively. Sublease rental income was $6.2 million, $5.3 million, and $6.2 million in 1998, 1997, and 1996, respectively.

Minimum rentals on properties leased by the Company, including properties subleased to third parties, as of August 29, 1998 are summarized as follows:

-------------------------------------------------------------------------------

----------------------------------------------------------------------------
Fiscal year                                  Capital Leases Operating Leases
----------------------------------------------------------------------------
(dollars in thousands)
1999                                             $  851         $ 15,456
2000                                                852           13,936
2001                                                340           12,162
2002                                                              10,306
2003                                                               9,402
Thereafter                                                        49,156
----------------------------------------------------------------------------
 TOTAL MINIMUM LEASE PAYMENTS                     2,043         $110,418
                                                                       -----
Less amount representing interest                   170
----------------------------------------------------------------------------
Present value of net minimum lease payments       1,873
Less current portion                                743

----------------------------------------------------------------------------
 TOTAL LONG TERM PORTION                         $1,130
----------------------------------------------------------------------------

Certified Grocers of California, Ltd. and Subsidiaries

Future minimum sublease rental income on operating leases as of August 29, 1998 is summarized as follows:

----------------------------------
Fiscal
year        (dollars in thousands)
----------------------------------
1999               $ 3,613
2000                 3,069
2001                 3,015
2002                 2,942
2003                 2,604
Thereafter          21,748
----------------------------------
                   $36,991
----------------------------------

7. INCOME TAXES:

The significant components of income tax expense are summarized as follows:

--------------------------------------------
(dollars in
thousands)             1998    1997    1996
--------------------------------------------
Federal:
 Current             $2,367  $  932  $3,641
 Deferred              (820)    162  (2,849)
--------------------------------------------
  Total federal       1,547   1,094     792
--------------------------------------------
State:
 Current                653     278     923
 Deferred              (399)   (269)   (970)
--------------------------------------------
  Total state           254       9     (47)
--------------------------------------------
  INCOME TAX EXPENSE $1,801  $1,103  $  745
--------------------------------------------

Certified Grocers of California, Ltd. and Subsidiaries

The effects of temporary differences and other items that give rise to deferred tax assets and deferred tax liabilities are presented below:

--------------------------------------------------------------------------------
(dollars in thousands)                     August 29, 1998 August 30, 1997
--------------------------------------------------------------------------
Deferred tax assets:
 Accounts receivable                           $ 2,388         $ 2,808
 Accrued benefits                                9,159           7,188
 Deferred income                                 1,697             575
 Insurance reserves                              1,788           2,034
 Investment valuation adjustment                   642             646
 Accrued environmental liabilities                 313             530
 Alternative minimum tax and other credits       1,080             435
 Net operating loss carryforwards                    5             301
 Other                                             786           1,237

--------------------------------------------------------------------------
  Total gross deferred tax assets               17,858          15,754
 Less valuation allowance                        1,400           1,400

--------------------------------------------------------------------------
  Deferred tax assets                          $16,458         $14,354

--------------------------------------------------------------------------
Deferred tax liabilities:
 Property, plant and equipment                 $ 5,939         $ 5,648
 Capitalized software                            1,988           1,864
 Intangible assets                                 627             629
 Deferred state taxes                              753             610
 Other                                             191              59

--------------------------------------------------------------------------
  Total gross deferred tax liabilities         $ 9,498         $ 8,810

--------------------------------------------------------------------------
  Net deferred tax asset                       $ 6,960         $ 5,544

--------------------------------------------------------------------------------

Net deferred tax assets of $3.9 million and $3.4 million are included in deferred taxes, current and $3.1 million and $2.1 million in other assets on the Company's accompanying consolidated balance sheets as of August 29, 1998 and August 30, 1997, respectively.

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

The provision for income taxes at the Company's effective tax rate differed from the provision for income taxes at the statutory rate (34%) as follows:

--------------------------------------------------------------------------------
(dollars in thousands)                                     1998    1997   1996
-------------------------------------------------------------------------------
Federal income tax expense at the statutory rate         $1,765  $1,159  $ 769
State income taxes, net of federal income tax benefit       303     209    139
Insurance subsidiary not recognized for state taxes        (278)   (324)  (123)
Other, net                                                   11      59    (40)

-------------------------------------------------------------------------------
Provision for income taxes, net of taxes related to ex-
 traordinary item                                        $1,801  $1,103  $ 745

--------------------------------------------------------------------------------

Certified Grocers of California, Ltd. and Subsidiaries

At August 29, 1998, the Company has alternative minimum tax credit carryforwards of approximately $698,000 available to offset future regular income taxes payable to the extent such regular taxes exceed alternative minimum taxes payable.

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

The Company has issued Patronage Certificates for fiscal years 1993, 1994 and 1995. The outstanding Patronage Certificates have a seven-year term and bear interest payable annually on December 15 in each year. The following table represents a summary of the outstanding Patronage Certificates and their respective terms:

-----------------------------------------------------
Fiscal         Aggregate        Annual
Year    Principal Amount Interest Rate  Maturity Date
-----------------------------------------------------
1993       $1,876,000                7%      12/15/00
1994       $2,300,000                8%      12/15/01
1995       $1,982,000                7%      12/15/02

During fiscal 1998, 1997, and 1996 Certified set off approximately $118,000, $273,000, and $12,000 respectively, in Patronage Certificates against a portion of amounts owed to the Company by the holders.

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

All shares of a terminated member, or member who holds Class B Shares in excess of their Class B Share requirement, may be redeemed by the Company (subject to certain legal limitations, provisions of the Company's redemption policy, and provisions of certain of the Company's committed lines of credit) at a price equal to the book value of the shares as of the close of the fiscal year ended prior to the redemption, less all amounts that may be owing by the member to the Company. All shares are pledged to the Company to secure the Company's redemption rights and as collateral for all obligations to the Company. The Company is not obligated in any fiscal year to redeem more than 5% of the sum of the number of Class B Shares outstanding as of the close of the preceding fiscal year and the number of Class B Shares issued as a part of the patronage dividend for the preceding year (the "5% limit"). Thus, shares tendered for redemption in a given fiscal year may not necessarily be redeemed in that fiscal year. The 5% limit for fiscal

Certified Grocers of California, Ltd. and Subsidiaries year 1999 will allow for redemption of 19,007 shares. Additionally, 642 shares have been tendered for redemption between August 29, 1998 and October 30, 1998. The following table summarizes the Class B Shares tendered and presently approved for redemption, shares redeemed, and the remaining number of shares pending redemption:

-------------------------------------------------------------------------------
Fiscal Year          Tendered Redeemed Remaining    Book Value
--------------------------------------------------------------
(dollars in thousands)
Years prior to 1996                     79,231         $14,537
1996                  14,875   19,238   74,868          13,736
1997                  10,396   19,191   66,073          12,122
1998                  30,123   19,300   76,896          14,108

Because the 5% limit for fiscal year 1999 has been met, Board approval would be required to redeem the remaining 58,531 shares (or approximately $10.7 million, using fiscal 1998 year end book value) not redeemed in fiscal year 1999, as well as the redemption of any additional Class B Shares tendered during fiscal 1999. At present, such approvals are not expected to be given. The total of Class B Shares tendered and awaiting redemption will also cause the 5% limits for fiscal 2000 through 2002 to be met, thereby delaying the redemption of Class B Shares tendered during those years. The redemptions required for fiscal years 1999 through 2002 are estimated to be $14.2 million based on the fiscal 1998 year end book value. The funds needed to redeem shares are expected to be provided from operations, patron deposits, new share issuances and borrowings under the Company's credit lines. Any additional tenderings of Class B Shares could also potentially cause 5% limits beyond fiscal 2002 to be exceeded.

There are 500,000 authorized Class A Shares, of which 46,800 and 47,900 were outstanding at August 29, 1998 and August 30, 1997, respectively. There are 2,000,000 authorized Class B Shares, of which 380,146 and 385,990 were outstanding at August 29, 1998 and August 30, 1997, respectively, including 13,456 and 21,366 respectively issued after year-end. Once redeemed, such shares are not available for reissuance to member-patrons.

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

10. BENEFIT PLANS:

The Company has a noncontributory, defined benefit pension plan covering substantially all of its nonunion employees. The benefits under the plan generally are based on the employee's years of service and average earnings for the three highest consecutive calendar years of compensation during the ten years immediately preceding retirement. The Company makes contributions to the pension plan in amounts which are at least sufficient to meet the minimum funding requirements of applicable laws and regulations but no more than amounts deductible for federal income tax purposes. Benefits under the plan are included in a trust providing benefits through annuity contracts.

Certified Grocers of California, Ltd. and Subsidiaries

The funded status of the plan and the amounts recognized in the balance sheet are:

------------------------------------------------------------------------------
                                                                1998     1997
------------------------------------------------------------------------------
(dollars in thousands)
Actuarial present value of benefit obligations:
  Accumulated benefit obligations, including vested benefits $27,566  $23,679
  Effect of assumed future increase in compensation levels    12,348   10,834
------------------------------------------------------------------------------
  Projected benefit obligation for services rendered to date  39,914   34,513
  Plan assets at fair value                                   41,511   37,276
------------------------------------------------------------------------------
  Plan assets in excess of projected benefit obligations      (1,597)  (2,763)
  Unrecognized net loss                                         (801)    (807)
  Unrecognized transition asset                                  912    1,221
  Unrecognized prior service cost                                226      265
------------------------------------------------------------------------------
  Prepaid pension costs at June 1                             (1,260)  (2,084)
  Fourth quarter contribution                                            (600)
  Fourth quarter net periodic pension cost                       195      241
------------------------------------------------------------------------------
  Prepaid pension cost at fiscal year-end                    $(1,065) $(2,443)
------------------------------------------------------------------------------

----------------------------------------------------------------------------
                                                       1998    1997    1996
----------------------------------------------------------------------------
(dollars in thousands)
Net pension cost included the following components:
  Service cost--benefits earned during the period    $1,586  $1,514  $1,448
  Interest cost on projected benefit obligation       2,705   2,641   2,709
  Actual return on plan assets                       (6,887) (6,292) (6,321)
  Net amortization and deferral                       3,374   3,102   3,476
----------------------------------------------------------------------------
  Net periodic pension cost                            $778    $965  $1,312
----------------------------------------------------------------------------
Major assumptions:
  Assumed discount rate                                 7.0%    7.5%    7.5%
  Assumed rate of future compensation increases         5.5%    5.5%    5.5%
  Expected rate of return on plan assets                9.0%    8.5%    8.5%

The method used to compute the vested benefit obligation is the actuarial present value of the vested benefits to which the employee is entitled if the employee separates immediately. The vested benefit obligation was $26.8 million and $22.3 million at August 29, 1998 and August 30, 1997, respectively.

The Company also made contributions of $5.6 million, $6.1 million, and $5.7 million in 1998, 1997, and 1996, respectively, to collectively bargained, multiemployer defined benefit pension plans in accordance with the provisions of negotiated labor contracts. Information from the plans' administrators is not available to permit the Company to determine its proportionate share of termination liability, if any.

The Company has an Employees' Sheltered Savings Plan ("SSP"), which is a defined contribution plan, adopted pursuant to Section 401(k) of the Internal Revenue Code for substantially all of its nonunion employees. The Company matches each dollar deferred up to 4% of compensation and, at its discretion, matches 40% of amounts deferred between 4% and 8%. At the end of each fiscal year, the Company also contributes an amount equal to 2% of the compensation of those participants employed at that date. The Company contributed approximately $2.3 million, $2.2 million, and $2.1 million, in 1998, 1997, and 1996, respectively.

The Company has an Employee Savings Plan ("ESP"), which is a defined contribution plan, for substantially all union and nonunion employees hired prior to March 1, 1983. Subsequent to March 1, 1983, the Company's contribution to the ESP in any fiscal year is based on net earnings as a percentage of total sales

Certified Grocers of California, Ltd. and Subsidiaries and is applicable to union employees only. In the event net earnings are less than 1.5% of total sales, no contribution is required. All corporate (nonunion) employees who had a previous balance in the ESP Plan had their balances transferred to the SSP Plan effective first quarter of fiscal 1992. No expense was incurred in fiscal years 1998, 1997, and 1996.

The Company's Executive Salary Protection Plan ("ESPP II"), provides additional post-termination retirement income based on each participant's final salary and years of service with the Company. The funding of this benefit is facilitated through the purchase of life insurance policies, the premiums of which are paid by the Company.

The amounts recognized in the balance sheet relative to ESPP II are:

----------------------------------------------------------------------------
(dollars in thousands)                                         1998    1997
----------------------------------------------------------------------------
Actuarial present value of benefit obligations:
  Accumulated benefit obligations, including vested benefits $3,846  $3,648
  Effect of assumed future increase in compensation levels      453     317
----------------------------------------------------------------------------
  Projected benefit obligation for services rendered to date  4,299   3,965
----------------------------------------------------------------------------
  Plan assets in deficiency of projected benefit obligation   4,299   3,965
  Unrecognized net loss                                        (592)   (618)
  Unrecognized prior service cost                            (1,463) (1,459)
----------------------------------------------------------------------------
  Accrued pension cost as of June 1                           2,244   1,888
  Fourth quarter net periodic pension cost                       42     159
  Additional minimum liability                                1,560   1,601
----------------------------------------------------------------------------
  Accrued pension cost at fiscal year-end                    $3,846  $3,648
----------------------------------------------------------------------------

The additional minimum liability represents the excess of the unfunded accumulated benefit obligation over previously accrued pension costs. A corresponding intangible asset is recorded as an offset to this additional liability. Because the asset recognized may not exceed the amount of unrecognized prior service cost, the balance, net of tax benefits, of $56,000 and $83,000 is reported as a separate component of shareholders' equity at August 29, 1998 and August 30, 1997, respectively.

The components of the net periodic pension cost under ESPP II for the fiscal years ending include:

------------------------------------------------------------------------------
(dollars in thousands)                                       1998  1997  1996
------------------------------------------------------------------------------
Service cost--benefits attributed to service during the pe-
 riod                                                        $200  $193  $194
Interest cost on projected benefit obligation                 294   303   257
Net amortization and deferral                                 127   141   110
------------------------------------------------------------------------------
Net periodic pension cost                                    $621  $637  $561
------------------------------------------------------------------------------
Major assumptions:
  Assumed discount rate                                       7.0%  7.5%  7.5%
  Assumed rate of future compensation increases               4.0%  4.0%  4.0%

The method used to compute the vested benefit obligation is the actuarial present value of the vested benefits to which the employee is entitled if the employee separates immediately. The vested benefit obligation was $3.8 million and $3.6 million at August 29, 1998 and August 30, 1997, respectively.

11. POSTRETIREMENT BENEFIT PLANS OTHER THAN PENSIONS:

The Company sponsors postretirement benefit plans that cover both nonunion and union employees. Retired nonunion employees currently are eligible for a plan providing medical benefits. A certain group of retired nonunion employees currently participate in a plan providing life insurance benefits for which active

Certified Grocers of California, Ltd. and Subsidiaries nonunion employees are no longer eligible. Certain eligible union and nonunion employees have separate plans providing a lump-sum payout for unused days in the sick leave bank. The postretirement health care plan is contributory for nonunion employees retiring after January 1, 1990, with the retiree contributions adjusted annually. The life insurance plan and the sick leave payout plans are noncontributory.

The plans are unfunded. The amounts recognized in the balance sheet are:

---------------------------------------------------------------------------
(dollars in thousands)                                       1998     1997
---------------------------------------------------------------------------
Accumulated postretirement benefit obligation:
  Retirees                                                $17,701  $14,377
  Fully eligible active plan participants                   5,474    4,160
  Other active plan participants                           10,116    9,915
---------------------------------------------------------------------------
  Accumulated postretirement benefit obligation            33,291   28,452
  Unrecognized transition obligation                      (16,853) (17,977)
  Unrecognized net (loss) gain                             (4,297)  (1,017)
---------------------------------------------------------------------------
  Accrued postretirement benefit cost at June 1            12,141    9,458
  Fourth quarter contributions                               (416)    (380)
  Fourth quarter net periodic postretirement benefit cost   1,123    1,052
---------------------------------------------------------------------------
  Accrued postretirement benefit cost at fiscal year-end  $12,848  $10,130
---------------------------------------------------------------------------

The components of the net periodic postretirement benefit cost for the fiscal year ending include:

------------------------------------------------------------------------------
(dollars in thousands)                                     1998   1997   1996
------------------------------------------------------------------------------
Service cost--benefits attributed to service during the
 period                                                  $  920 $  788 $  796
Interest cost on accumulated postretirement benefit ob-
 ligation                                                 2,145  1,960  1,855
Amortization of transition obligation over 20 years       1,124  1,124  1,124
Net amortization and deferral                                79     19     (2)
------------------------------------------------------------------------------
Net periodic postretirement benefit cost                 $4,268 $3,891 $3,773
------------------------------------------------------------------------------

For measurement purposes, a 7.24% annual rate of increase in the per capita cost of covered health care benefits was assumed for fiscal year 1999; the rate was assumed to decrease gradually to 4.97% in fiscal 2003 and remain at that level thereafter. The health care cost trend rate assumption has a significant effect on the amounts reported. To illustrate, increasing the assumed health care cost trend rates by one percentage point in each year would increase the accumulated postretirement benefit obligation as of August 29, 1998 by $4.5 million and the aggregate benefit cost for the year then ended by $486,000.

The weighted-average discount rate used in determining the accumulated postretirement benefit obligation was 7.0%.

The Company's union employees participate in a multiemployer plan that provides health care benefits for retired union employees. Amounts contributed to the multiemployer plan for these union employees totaled $1.1 million in fiscal years 1998, 1997, and 1996, respectively.

12. CONTINGENCIES:

Litigation. The Company is a defendant in a number of cases currently in litigation or potential claims encountered in the normal course of business which are being vigorously defended. In the opinion of management, the resolution of these matters will not have a material adverse effect on the Company's financial position, results of operations, or cash flow.

Certified Grocers of California, Ltd. and Subsidiaries

Environmental Matters. The United States Environmental Protection Agency ("EPA") notified the Company in 1993 that, together with others, it was a potentially responsible party ("PRP") for the disposal of hazardous substances at a landfill site located in Monterey Park, California. The Company believes that its share of cost for the remaining phases of cleanup will not exceed the amounts which the Company has reserved.

13. CONCENTRATION OF CREDIT RISK:

Financial instruments which potentially expose the Company to concentrations of credit risk consist primarily of trade receivables and lease guarantees for certain member-patrons. These concentrations of credit risk may be affected by changes in economic or other conditions affecting the Western United States, particularly California. However, management believes that receivables are well diversified, and the allowances for doubtful accounts are sufficient to absorb estimated losses. Obligations of member-patrons to the Company, including lease guarantees, are generally supported by the Company's right of offset, upon default, against the member-patrons' cash deposits, shareholdings and Patronage Certificates, as well as personal guarantees and reimbursement and indemnification agreements.

The Company's largest customer and ten largest customers accounted for approximately 6% and 31%, respectively, of net sales in fiscal 1998.

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

Notes payable, Notes payable due after one year and Subordinated patronage dividend certificates

The fair values for notes payable, notes payable due after one year, and subordinated patronage dividend certificates are based primarily on rates currently available to the Company for debt with similar terms and remaining maturities. The fair value for notes payable, notes payable due after one year, and patronage dividend certificates approximated fair value at August 29, 1998 and August 30, 1997.

The methods and assumptions used to estimate the fair values of the Company's financial instruments at August 29, 1998 were based on estimates of market conditions, estimates using present value and risks existing at that time. These values represent an approximation of possible value and may never actually be realized.

Certified Grocers of California, Ltd. and Subsidiaries

15. RELATED PARTY TRANSACTIONS:

Members affiliated with directors of the Company make purchases of merchandise from the Company and also may receive benefits and services which are generally offered by the Company to its eligible members.

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

A brief description of related party transactions with members affiliated with directors of the Company follows:

Loans and Loan Guarantees:

As described in Note 5 "Notes Payable", GCC provides loan financing to its members. GCC had the following loans outstanding at August 29, 1998 to members affiliated with directors of the Company:

-------------------------------------------------------------------------------
                              Aggregate Loan
                                  Balance at  Maturity
DIRECTOR                     August 29, 1998      Date
-------------------------------------------------------------------------------
(dollars in thousands)
Michael Provenzano                 $246           2005

As described in Note 5 "Notes Payable", member loans are periodically sold to a bank, subject to limited recourse provisions. At August 29, 1998, the principal balances of loans to members affiliated with directors of the Company that were sold with recourse were as follows:

-------------------------------------------------------------------------------
                              Aggregate Loan
                                 Balances at  Maturity
DIRECTOR                     August 29, 1998     Dates
-------------------------------------------------------------------------------
(dollars in thousands)
Darioush Khaledi                 $1,597           1999
Michael A. Provenzano             1,096      2000-2004
Willard R. "Bill" MacAloney         542           2002
Jay McCormack                       335      1998-2001
Mark Kidd                           292           2003
John Berberian                      225      1999-2000
James R. Stump                      221      1999-2001
Edward J. Quijada                     4           1999

As described in Note 5 "Notes Payable" the Company provides loan guarantees to its members. The Company has guaranteed certain third party loans to Super Center Concepts, Inc., of which director Mimi R. Song is an affiliate. At August 29, 1998, the maximum principal amount of this guarantee was $3.8 million. GCC has guaranteed 10% of the principal amount of certain third party loans to K.V. Mart Co. of which director Darioush Khaledi is an affiliate. At August 29, 1998, the maximum principal amount of this guarantee was $590,000.

Certified Grocers of California, Ltd. and Subsidiaries

Lease Guarantees and Subleases:

As described in Note 6 "Leases", the Company provides lease guarantees and subleases to its members. The Company has executed lease guarantees or subleases to members affiliated with directors of the Company as follows:

-------------------------------------------------------------------------------

                             No. Of Total Current Expiration
DIRECTOR                     Stores   Annual Rent    Date(s)
------------------------------------------------------------
(dollars in thousands)
Edmund K. Davis                 1      $1,319          2009
Darioush Khaledi                3       1,095     2004-2011
Willard R. "Bill" MacAloney     3         385     2002-2012
Michael Provenzano              2         351     2016-2017
Harley DeLano                   2         327          2009
Mark Kidd                       1         121          2008
James R. Stump                  2         110     1998-2002

Other Leases:

The Company leases its produce warehouse to Joe Notrica, Inc., with which director Morrie Notrica is affiliated. The lease is for a term of five years expiring in November 2003. Monthly rent during the term is $24,000.

Supply Agreements:

During the course of its business, the Company enters into supply agreements with members of the Company. These agreements require the member to purchase certain agreed amounts of its merchandise requirements from the Company and obligate the Company to supply such merchandise under agreed terms and conditions relating to such matters as pricing, delivery, discounts and allowances. Members affiliated with directors Davis, DeLano, Khaledi, Kidd, MacAloney, McCormack, Provenzano, and Song have entered into supply agreements with the Company. These supply agreements vary in terms and length, and expire at various dates through 2004, but are subject to earlier termination in certain events.

Direct Investment:

GCC owns 10% of the common stock of K.V. Mart Co., of which Certified director Darioush Khaledi is affiliated. The cost of the Investment was approximately $3 million. The stock purchase agreement contains certain provisions which allow K.V. Mart Co. to repurchase the shares and GCC to acquire additional shares upon the occurrence of certain events.

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

The Company subleases a store in Riverside, California to Jax Apple Market, Inc. ("Jax"), of which director Willard R. "Bill" MacAloney is a principal. Monthly lease payments of $13,900 totalling $212,700 as of August 29, 1998 have not been paid to the Company and are delinquent. Also $189,000 in equipment purchases for the Riverside store have not been paid and are past-due. Jax disputes the aggregate amounts claimed due. The Company is in discussions with Jax to collect the amounts owed to the Company.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

Incorporated herein by reference to the Company's proxy statement in connection with its annual meeting of shareholders to be held on February 23, 1999 to be filed within 120 days after the end of the most recent fiscal year. The following table sets forth certain information about executive officers of the Company.

                        Age At
                     December 31,
   Officer's Name        1998       Business Experience During Last Five Years

-------------------------------------------------------------------------------
 Alfred A. Plamann        56      Corporate President and Chief Executive
                                  Officer since February 1994; previously
                                  Senior Vice President--Finance and Chief
                                  Financial Officer.
 George D. Gardner        45      Vice President--Non Foods and Specialty
                                  Products since May 1996; General Manager of
                                  Grocers Specialty Co., June 1995 to May 1996;
                                  Vice President & General Manager Ingro
                                  Mexican Foods, Inc., May 1993 to June 1995.
 Corwin J. Karaffa        44      Vice President--Distribution since January
                                  1995; previously Facilities Manager, Proctor
                                  and Gamble Distribution Co.
 Robert M. Ling, Jr.      41      Senior Vice President, General Counsel and
                                  Secretary since October 1997; Vice President,
                                  General Counsel and Secretary since August
                                  1996; Vice President and General Counsel,
                                  April 1996 to August 1996; Vice President,
                                  General Counsel and Secretary, Megafoods
                                  Stores, Inc., July 1994 to April 1996;
                                  previously Vice President, General Counsel
                                  and Secretary, Reliable Drug Stores, Inc.
 Richard J. Martin        53      Senior Vice President and Chief Financial
                                  Officer since May 1998; previously Executive
                                  Vice President and Chief Financial Officer,
                                  Rykoff-Sexton, Inc. through December 1997
                                  when it merged with J.P. Foodservice to form
                                  US Foodservice and Executive Vice President
                                  Finance and Administration of US Foodservice
                                  through January 1998.
 Joseph A. Ney            50      Vice President--Insurance since November
                                  1998; previously President, Grocers and
                                  Merchants Insurance Service, Springfield
                                  Insurance Company, and Springfield Insurance
                                  Company, Ltd.
 Charles J. Pilliter      50      Senior Vice President and President--Northern
                                  California.
 Jack E. Scott II         48      Vice President and Chief Information Officer
                                  since June 1996; Chief Information Officer,
                                  World Vision United States, November 1993 to
                                  May 1996.
 Randall G. Scoville      38      Vice President--Accounting and Chief
                                  Accounting Officer since May 1998; Corporate
                                  Controller, September 1995 to May 1998;
                                  previously Director, Ralphs Grocery Company.
 Philip S. Smith          48      Vice President--Procurement since October
                                  1997; Executive Director--Purchasing, July
                                  1997 to October 1997; General Manager--
                                  Northern California, June 1996 to July 1997;
                                  Manager--Product Sales, September 1994 to
                                  June 1996; previously Division Manager,
                                  Market Wholesale.
 David A. Woodward        56      Treasurer since August 1996; previously
                                  Corporate Secretary/Treasurer.

ITEM 11. EXECUTIVE COMPENSATION

Incorporated herein by reference to the Company's proxy statement in connection with its annual meeting of shareholders to be held on February 23, 1999 to be filed within 120 days after the end of the most recent fiscal year.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

Incorporated herein by reference to the Company's proxy statement in connection with its annual meeting of shareholders to be held on February 23, 1999 to be filed within 120 days after the end of the most recent fiscal year.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

All firms with which directors are affiliated, as members of the Company, purchase groceries, related products and store equipment from the Company in the ordinary course of business. As members, firms with which directors are affiliated may receive various benefits including patronage dividends, allowances and retail support services. The Company makes a variety of benefits available to members on a negotiated basis. See Footnote 15 to Notes to Consolidated Financial Statements, which is incorporated herein by this reference, for a description of related party transactions.

PART IV

ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K.

(a) Financial Statements

Independent Auditors' Report.

Consolidated Balance Sheets as of August 29, 1998 and August 30, 1997.

Consolidated Statements of Earnings for the Fiscal Years Ended August 29, 1998, August 30, 1997, and August 31, 1996.

Consolidated Statements of Shareholders' Equity for the Fiscal Years Ended August 29, 1998, August 30, 1997, and August 31, 1996.

Consolidated Statements of Cash Flows for the Fiscal Years Ended August 29, 1998, August 30, 1997, and August 31, 1996.

(b) Reports on Form 8-K

None.

(c) Exhibits

 3.1 Articles of Incorporation of the Registrant (as amended through May 5,
     1997) (incorporated by reference to Exhibit 3.1 to the Registrant's Annual
     Report on Form 10-K for the fiscal year ended August 30, 1997 filed on November 28, 1997, File No. 0-10815).
 3.2 Bylaws of the Registrant (as amended through June 21, 1994) (incorporated by reference to Exhibit 4.2 to Post Effective Amendment No. 6 to Form S-2
     Registration Statement of the Registrant filed on December 15, 1994, File
     No. 33-38152).
 4.1 Retail Grocer Application and Agreement for Continuing Service Affiliation
     With Certified Grocers of California, LTD. And Pledge Agreement
     (incorporated by reference to Exhibit 4.7 to Amendment No. 2 to Form S-1
     Registration Statement of the Registrant filed on December 31, 1981, File
     No. 2-70069).
 4.2 Retail Grocer Application And Agreement For Service Affiliation With And
     The Purchase Of Shares Of Certified Grocers Of California, LTD. And Pledge
     Agreement (incorporated by reference to Exhibit 4.2 to Post Effective
     Amendment No. 7 to Form S-2 Registration Statement of the Registrant filed on December 13, 1989, File No. 33-19284).
 4.3 Agreement respecting directors' shares (incorporated by reference to Exhibit 4.9 to Amendment No. 2 to Form S-1 Registration Statement of the
     Registrant filed on December 31, 1981, File No. 2-70069).
 4.4 Subordination Agreement (Existing Member-Patron) (incorporated by reference to Exhibit 4.4 to Post-Effective Amendment No. 4 to Form S-2 Registration
     Statement of the Registrant filed on July 15, 1988, File No. 33-19284).
 4.5 Subordination Agreement (Existing Associate Patron) (incorporated by reference to Exhibit 4.5 to Post-Effective Amendment No. 4 to Form S-2
     Registration Statement of the Registrant filed on July 15, 1988, File No.
     33-19284).
 4.6 Subordination Agreement (New Member-Patron) (incorporated by reference to
     Exhibit 4.6 to Post-Effective Amendment No. 4 to Form S-2 Registration
     Statement of the Registrant filed on July 15, 1988, File No. 33-19284).
 4.7 Subordination Agreement (New Associate Patron) (incorporated by reference to Exhibit 4.7 to Post-Effective Amendment No. 4 to Form S-2 Registration
     Statement of the Registrant filed on July 15, 1988, File No. 33-19284).
 4.8 Form of Class A Share Certificate (incorporated by reference to Exhibit 4.5 to Post Effective Amendment No. 6 to Form S-2 Registration Statement of the
     Registrant filed on December 15, 1994, File No. 33-38152).

4.9        Form of Class B Share Certificate (incorporated by reference to Exhibit 4.6 to Post Effective Amendment No. 6 to Form S-2 Registration Statement of the
           Registrant filed on December 15, 1994, File No. 33-38152).
4.10.1     Articles FIFTH and SIXTH of the Registrant's Articles of Incorporation (See
           Exhibit 3.1) (incorporated by reference to Exhibit 4.10.1 to the Registrant's
           Annual Report on Form 10-K for the fiscal year ended August 30, 1997 filed on
           November 28, 1997, File No. 0-10815).
4.10.2     Article I, Section 5, and Article VII of the Registrant's Bylaws (See Exhibit
           3.2) (incorporated by reference to Exhibit 4.10.2 to the Registrant's Annual
           Report on Form 10-K for the fiscal year ended August 30, 1997 filed on
           November 28, 1997, File No. 0-10815).
4.11       Indenture between the Registrant and First Interstate Bank of California, as
           Trustee, relating to $3,000,000 Subordinated Patronage Dividend Certificates
           Due December 15, 2000 (incorporated by reference to Exhibit 4.3 to Amendment
           No. 1 to Form S-2 Registration Statement of the Registrant filed on September
           27, 1993, File No. 33-68288).
4.12       Indenture between the Registrant and First Interstate Bank of California, as
           Trustee, relating to $5,000,000 Subordinated Patronage Dividend Certificates
           due December 15, 2001 (incorporated by reference to Exhibit 4.3 to Form S-2
           Registration Statement of the Registrant filed on October 12, 1994, File No.
           33-56005).
4.13       Indenture between the Registrant and First Interstate Bank of California, as
           Trustee, relating to $3,000,000 Subordinated Patronage Dividend Certificates
           due December 15, 2002 (incorporated by reference to Exhibit 4.3 to Form S-2
           Registration Statement of the Registrant filed on October 13, 1995, File No.
           33-63383).
4.14       Note Purchase Agreement dated as of March 15, 1998 among Certified Grocers of California, Ltd. and the Purchasers named therein relating to $80,000,000
           7.22% Senior Notes due 2008 (incorporated by reference to Exhibit 4.16 to the Registration Statement on Form S-2 (Reg. No. 333-51931) filed on May 6,
           1998).
4.15       $100,000,000 Revolving Credit Agreement dated as of April 10, 1998 among
           Certified Grocers of California, Ltd., the Lenders named therein and
           Cooperative Centrale Raiffeisen-Boerenleenbank B.A., "Rabobank Nederland,"
           New York Branch, as agent (incorporated by reference to Exhibit 4.17 to the
           Registration Statement on Form S-2 (Reg. No. 333-51931) filed on May 6,
           1998).
4.16       Loan Purchase and Service Agreement Dated as of August 29, 1996 between
           Grocers Capital Company and National Consumer Cooperative Bank (incorporated by reference to Exhibit 4.18 to the Registrant's Annual Report on Form 10-K
           for the fiscal year ended August 31, 1996 filed on November 5, 1996, File
           No. 0-10815).
4.17       $10,000,000 Credit Agreement and Security Agreement each dated as of
           September 20, 1996 between Grocers Capital Company and National Cooperative
           Bank as agent (incorporated by reference to Exhibit 4.19 to the Registrant's
           Annual Report on Form 10-K for the fiscal year ended August 31, 1996 filed on November 5, 1996, File No. 0-10815).
10.1       Comprehensive Amendment to Retirement Plan for Employees of Certified
           Grocers of California, Ltd. dated as of July 27, 1995 (incorporated by reference to Exhibit 10.1 to the Registrant's Annual Report on Form 10-K for
           the fiscal year ended August 30, 1997 filed on November 28, 1997, File No.
           0-10815).
10.3       Comprehensive Amendment to Certified Grocers of California, Ltd. Employees'
           Sheltered Savings Plan dated as of July 27, 1995 (incorporated by reference to Exhibit 10.3 to the Registrant's Annual Report on Form 10-K for the
           fiscal year ended August 30, 1997 filed on November 28, 1997, File No. 0-
           10815).
10.4       Certified Grocers of California, Ltd., Executive Salary Protection Plan II
           ("ESPP II"), Master Plan Document, effective January 4, 1995 (incorporated by reference to Exhibit 10.4 to the Registrant's Annual Report on Form 10-K
           for the fiscal year ended September 2, 1995 filed on December 1, 1995, File
           No. 0-10815).
10.5       Master Trust Agreement For Certified Grocers of California, Ltd. Executive
           Salary Protection Plan II, dated as of April 28, 1995 (incorporated by reference to Exhibit 10.5 to the Registrant's Annual Report on Form 10-K for
           the fiscal year ended September 2, 1995 filed on December 1, 1995, File No.
           0-10815).

10.6       Certified Grocers of California, Ltd. Executive Insurance Plan Split dollar
           Agreement and Schedule of Executive Officers party thereto (incorporated by reference to Exhibit 10.6 to the Registrant's Annual Report on Form 10-K for
           the fiscal year ended September 2, 1995 filed on December 1, 1995, File No.
           0-10815).
10.7       Comprehensive Amendment to Certified Grocers of California, Ltd. Employees'
           Excess Benefit Plan dated as of December 5, 1995 (incorporated by reference to Exhibit 10.7 to the Registrant's Annual Report on Form 10-K for the
           fiscal year ended August 30, 1997 filed on November 28, 1997, File No. 0-
           10815).
10.8       Comprehensive Amendment to Certified Grocers of California, Ltd. Employees'
           Supplemental Deferred Compensation Plan dated as of December 5, 1995
           (incorporated by reference to Exhibit 10.8 to the Registrant's Annual Report on Form 10-K for the fiscal year ended August 30, 1997 filed on November 28,
           1997, File No. 0-10815).
10.9       Comprehensive Amendment to Certified Grocers of California, Ltd. Employee
           Savings Plan dated as of August 18, 1995 (incorporated by reference to
           Exhibit 10.9 to the Registrant's Annual Report on Form 10-K for the fiscal year ended August 30, 1997 filed on November 28, 1997, File No. 0-10815).
10.10      Joint Venture Agreement of Golden Alliance Distribution, dated as of April
           8, 1992, between Food 4 Less GM, Inc. and Grocers General Merchandise
           Company (incorporated by reference to Exhibit 10.7 to Form S-2 Registration
           Statement of the Registrant filed on September 2, 1993. File No. 33-68288.
10.10.1    Agreement Regarding Termination and Dissolution of Joint Venture Agreement
           of Golden Alliance Distribution, dated as of August 15, 1997, between Food 4
           Less GM, Inc. and Grocers General Merchandise Company (incorporated by reference to Exhibit 10.10.1 to the Registrant's Annual Report on Form 10-K
           for the fiscal year ended August 30, 1997 filed on November 28, 1997, File
           No. 0-10815)
10.11      Lease, dated as of December 23, 1986, between Cercor Associates and Grocers
           Specialty Company (incorporated by reference to Exhibit 10.8 to Form S-2
           Registration Statement of the Registrant filed on September 2, 1993. File
           No. 33-68288).
10.12      Expansion Agreement, dated as of May 1, 1991, and Industrial Lease, dated as of May 1, 1991, between Dermody Properties and the Registrant (incorporated by reference to Exhibit 10.9 to Form S-2 Registration Statement of the
           Registrant filed on September 2, 1993. File No. 33-68288).
10.12.1    Lease Amendment, dated June 20, 1991, between Dermody Properties and the
           Registrant (incorporated by reference to Exhibit 10.9.1 to Form S-2
           Registration Statement of the Registrant filed on September 2, 1993. File
           No. 33-68288).
10.12.2    Lease Amendment, dated October 18, 1991, between Dermody Properties and the
           Registrant (incorporated by reference to Exhibit 10.9.2 to Form S-2
           Registration Statement of the Registrant filed on September 2, 1993. File
           No. 33-68288).
10.13      Preferred Stock Purchase Agreement by and between Food-4-Less of Modesto,
           Inc. and Grocers Capital Company, dated as of July 1, 1992 (incorporated by reference to Exhibit 10.10 to the Registrant's Annual Report on Form 10-K
           for the fiscal year ended August 28, 1993 filed on November 26, 1993, File
           No. 0-10815).
10.14      Preferred Stock Purchase Agreement by and between SavMax Foods, Inc. and
           Grocers Capital Company, dated as of December 17, 1993 (incorporated by reference to Exhibit 10.11 to Post Effective Amendment No. 6 to Form S-2
           Registration Statement of the Registrant filed on December 15, 1994, File
           No. 33-38152).
10.14.1    Forbearance and Debt Restructure Agreement, dated May 15, 1997, between
           SavMax Foods, Inc., Michael A. Webb, Grocers Capital Company, and the
           Registrant (incorporated by reference to Exhibit 10.14.1 to the Registrant's
           Annual Report on Form 10-K for the fiscal year ended August 30, 1997 filed on November 28, 1997, File No. 0-10815)).
10.15      Common Stock Purchase Agreement by and between Michael A. Webb and Grocers
           Capital Company, dated as of December 17, 1993 (incorporated by reference to
           Exhibit 10.12 to Post Effective Amendment No. 6 to Form S-2 Registration
           Statement of the Registrant filed on December 15, 1994, File No. 33-38152).

10.16      Agreement Regarding Common Stock by and between Michael A. Webb, SavMax
           Foods, Inc. and Grocers Capital Company, dated as of December 17, 1993
           (incorporated by reference to Exhibit 10.13 to Post Effective Amendment No.
           6 to Form S-2 Registration Statement of the Registrant filed on December 15,
           1994, File No. 33-38152).
10.17      Commercial Lease-Net dated December 6, 1994 between TriNet Essential
           Facilities XII and the Registrant (incorporated by reference to Exhibit
           10.17 to the Registrant's Annual Report on Form 10-K for the fiscal year ended September 2, 1995 filed on December 1, 1995, File No. 0-10815).
10.18      Purchase Agreement dated November 21, 1994 between the Registrant and TriNet
           Corporate Realty Trust, Inc. (incorporated by reference to Exhibit 10.18 to the Registrant's Annual Report on Form 10-K for the fiscal year ended
           September 2, 1995 filed on December 1, 1995, File No. 0-10815).
10.19      Form of Employment Agreement between the Company and Alfred A. Plamann
           (incorporated by reference to Exhibit 10.19 to the Registrant's Annual
           Report on Form 10-K for the fiscal year ended August 31, 1996 filed on
           November 5, 1996, File No. 0-10815).
10.20      Severance Agreement between the Company and Charles J. Pilliter
           (incorporated by reference to Exhibit 10.21 to the Registrant's Annual
           Report on Form 10-K for the fiscal year ended August 30, 1997 filed on
           November 28, 1997, File No. 0-10815).
10.21      Severance Agreement between the Company and Robert M. Ling, Jr.
10.22      Severance Agreement between the Company and Richard J. Martin.
10.23      Form of Indemnification Agreement between the Company and each Director and
           Officer (incorporated by reference to Exhibit A to the Registrant's Proxy
           Statement dated February 24, 1997 filed on February 24, 1997, File No. 0-
           10815).
10.24      Annual Incentive Plan for Chief Executive Officer (incorporated by reference to Exhibit 10.23 to the Registrant's Annual Report on Form 10-K for the
           fiscal year ended August 30, 1997 filed on November 28, 1997, File No. 0-
           10815).
10.25      Annual Incentive Plan for Senior Management (incorporated by reference to
           Exhibit 10.24 to the Registrant's Annual Report on Form 10-K for the fiscal year ended August 30, 1997 filed on November 28, 1997, File NO. 0-10815).
10.26      Agreement to Sell and Purchase Real Property and Escrow Instructions, dated
           September 12, 1997 between the Registrant and Smart & Final Stores
           Corporation (incorporated by reference to Exhibit 10.25 to the Registrant's
           Annual Report on Form 10-K for the fiscal year ended August 30, 1997 filed on November 28, 1997, File No. 0-10815).
21         Subsidiaries of the Registrant.
27         Financial Data Schedule.

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

                                           CERTIFIED GROCERS OF CALIFORNIA,
                                            LTD.

                                                  /s/ Alfred A. Plamann
                                           By _________________________________
                                                     Alfred A. Plamann
                                                       President and
                                                  Chief Executive Officer

                                                  /s/ Richard J. Martin
                                           By _________________________________
                                                     Richard J. Martin
                                              Senior Vice President--Finance &
                                                  Administration and Chief
                                                      Financial Officer

                                                 /s/ Randall G. Scoville
                                           By _________________________________
                                                    Randall G. Scoville
                                                 Vice President--Accounting
                                                and Chief Accounting Officer

Date: November 13, 1998

              Signature                        Title                    Date
----------------------------------------------------------------------------------
        /s/ Louis A. Amen                    Director            November 13, 1998
 __________________________________
            Louis A. Amen
       (Chairman of the Board)

          /s/ Mark Kidd                      Director            November 13, 1998
 __________________________________
              Mark Kidd
         (1st Vice Chairman)

        /s/ James R. Stump                   Director            November 13, 1998
 __________________________________
           James R. Stump
         (2nd Vice Chairman)

        /s/ John Berberian                   Director            November 13, 1998
 __________________________________
           John Berberian

       /s/ Edmund K. Davis                   Director            November 13, 1998
 __________________________________
           Edmund K. Davis

       /s/ Harley J. DeLano                  Director            November 13, 1998
 __________________________________
          Harley J. DeLano

       /s/ Darioush Khaledi                  Director            November 13, 1998
 __________________________________
          Darioush Khaledi

              Signature                         Title                    Date
-----------------------------------------------------------------------------------

 /s/ Willard R. "Bill" MacAloney              Director            November 13, 1998
 __________________________________
     Willard R. "Bill" MacAloney

        /s/ Jay McCormack                     Director            November 13, 1998
 __________________________________
            Jay McCormack

       /s/ Morrie Nortrica                    Director            November 13, 1998
 __________________________________
           Morrie Nortrica

    /s/ Michael A. Provenzano                 Director            November 13, 1998
 __________________________________
        Michael A. Provenzano

      /s/ Edward J. Quijada                   Director            November 13, 1998
 __________________________________
          Edward J. Quijada

      /s/ Gail Gerrard Rice                   Director            November 13, 1998
 __________________________________
          Gail Gerrard Rice

         /s/ Mimi R. Song                     Director            November 13, 1998
 __________________________________
            Mimi R. Song

        /s/ Kenneth Young                     Director            November 13, 1998
 __________________________________
            Kenneth Young

44