Form 10-Q
period 1998-11-28
CERTIFIED GROCERS OF CALIFORNIA LTD
filed 1999-01-12
CIK 320431

                      SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 20549
                                     10-Q
(Mark One)
[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

For the quarterly period ended     November 28, 1998
                               ------------------------------------------------
                                      OR
[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

For the transition period from ____________________ to _________________________

Commission file number         0-10815
--------------------------------------------------------------------------------
                     Certified Grocers of California, Ltd.
--------------------------------------------------------------------------------
            (Exact name of registrant as specified in its charter)

        California                                                             95-0615250
-----------------------------------------------------------------------------------------------------
(State or other jurisdiction of incorporation or organization)   (I.R.S.  Employer Identification No.)

5200 Sheila Street, Los Angeles                               90040
--------------------------------------------------------------------------------
(Address of principal executive offices)                   (Zip Code)


                                 (323) 264-5200
--------------------------------------------------------------------------------
              Registrant's telephone number, including area code


--------------------------------------------------------------------------------
  (Former Name, former address and former fiscal year, if changed since last report)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing
requirements for the past 90 days.                    Yes   X     No
                                                          -----       -----
               APPLICABLE ONLY TO ISSUERS INVOLVED IN BANKRUPTCY
                  PROCEEDINGS DURING THE PRECEDING FIVE YEARS

Indicate by check mark whether the registrant has filed all documents and reports required to be filed by Sections 12, 13, or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan
confirmed by a court.                                 Yes         No
                                                          -----       -----

                     APPLICABLE ONLY TO CORPORATE ISSUERS

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

          Class A Shares       47,000   Shares as of November 28, 1998
          Class B Shares      380,146   Shares as of November 28, 1998
          Class C Shares           15   Shares as of November 28, 1998

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements
----------------------------

            CERTIFIED GROCERS OF CALIFORNIA, LTD. AND SUBSIDIARIES
                     CONSOLIDATED CONDENSED BALANCE SHEETS
                            (dollars in thousands)

                                                                                   (Unaudited)
                                                                                  November 28,                       August 29,
                                                                                      1998                              1998
                                                                           -----------------------            ---------------------
ASSETS

Current:
  Cash and cash equivalents                                                               $ 10,717                         $  4,105
  Accounts and notes receivable                                                            108,168                           95,672
  Inventories                                                                              129,342                          124,419
  Prepaid expenses                                                                           4,499                            4,744
  Deferred taxes                                                                             3,853                            3,853
                                                                           -----------------------            ---------------------
       Total current assets                                                                256,579                          232,793

Properties, at cost                                                                        163,516                          160,808
  Less, accumulated depreciation                                                           (87,809)                         (84,509)

                                                                           -----------------------            ---------------------
                                                                                            75,707                           76,299

Investments                                                                                 41,518                           41,341
Notes receivable                                                                            19,198                           21,792
Other assets                                                                                17,286                           16,993
                                                                           -----------------------            ---------------------
       TOTAL ASSETS                                                                       $410,288                         $389,218
                                                                           =======================            =====================

LIABILITIES AND SHAREHOLDERS' EQUITY

Current:
  Accounts payable                                                                        $ 71,450                         $ 80,870
  Accrued liabilities                                                                       58,636                           51,767
  Notes payable                                                                                756                              743
  Patrons' excess deposits and estimated patronage dividends                                16,583                           13,630
                                                                           -----------------------            ---------------------
             Total current liabilities                                                     147,425                          147,010

Notes payable, due after one year                                                          142,936                          125,130
Long-term liabilities                                                                       21,376                           20,440
Patrons' deposits and certificates:
     Patrons' required deposits                                                             13,250                           12,147
     Subordinated patronage dividend certificates                                            6,158                            6,158
Shareholders' equity:
  Class A Shares                                                                             5,585                            5,479
  Class B Shares                                                                            56,992                           56,992
  Retained earnings                                                                         16,194                           15,685
  Net unrealized gain on appreciation of investments                                           428                              233
  Minimum pension liability adjustment                                                         (56)                             (56)

                                                                           -----------------------            ---------------------
            Total shareholders' equity                                                      79,143                           78,333
                                                                           -----------------------            ---------------------
  TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY                                              $410,288                         $389,218
                                                                           =======================            =====================

       The accompanying notes are an integral part of these statements.

            CERTIFIED GROCERS OF CALIFORNIA, LTD. AND SUBSIDIARIES
           CONSOLIDATED CONDENSED STATEMENTS OF EARNINGS (UNAUDITED)
                            (dollars in thousands)

                                                                                                13 Weeks Ended
                                                                       ------------------------------------------------------------

                                                                               November 28,                         November 29,
                                                                                   1998                                 1997
                                                                       -------------------------              ---------------------

Net sales                                                                               $462,141                           $486,953
                                                                       -------------------------              ---------------------

Costs and expenses:
   Cost of sales                                                                         422,980                            445,220
   Distribution, selling and administrative                                               32,249                             33,894
                                                                       -------------------------              ---------------------
Operating income                                                                           6,912                              7,839

Interest expense                                                                          (2,856)                            (3,215)

                                                                       -------------------------              ---------------------

Earnings before estimated patronage dividends and
   provision for income taxes                                                              4,056                              4,624
Estimated patronage dividends                                                             (3,263)                            (3,792)

                                                                       -------------------------              ---------------------

Earnings before income tax provision                                                         793                                832
Provision for income taxes                                                                   250                                285
                                                                       -------------------------              ---------------------

Net earnings                                                                            $    543                           $    547
                                                                       =========================              =====================



        The accompanying notes are an integral part of these statements.



                                         CERTIFIED GROCERS OF CALIFORNIA, LTD. AND SUBSIDIARIES
                                       CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS (UNAUDITED)

                                   FOR THE THIRTEEN WEEKS ENDED NOVEMBER 28, 1998 AND NOVEMBER 29, 1997
                                                          (dollars in thousands)

                                                                            November 28,                          November 29,
                                                                                1998                                  1997
                                                                      --------------------                 ----------------------
Cash flows from operating activities:
Net earnings                                                                      $    543                               $    547
                                                                      --------------------                 ----------------------
   Adjustments to reconcile net earnings to net
      cash utilized by operating activities:
     Depreciation and amortization                                                   3,864                                  3,262
     (Gain) loss on disposal of properties                                             (17)                                    66
     Decrease (increase) in assets:
        Accounts and notes receivable                                              (12,496)                                (4,391)
        Inventories                                                                 (4,923)                                 4,298
        Prepaid expenses                                                               245                                    598
        Notes receivable                                                               (58)                                  (523)
     Increase (decrease) in liabilities:
        Accounts payable                                                            (9,420)                               (32,067)
        Accrued liabilities                                                          6,869                                  5,833
        Patrons' excess deposits and estimated
           patronage dividends                                                       2,953                                  2,750
        Long-term liabilities, other                                                   936                                    838
                                                                      --------------------                 ----------------------
Net cash utilized by operating activities                                          (11,504)                               (18,789)
                                                                      --------------------                 ----------------------

Cash flows from investing activities:
   Purchase of properties                                                           (2,770)                                (4,350)
   Proceeds from sales of properties                                                    17                                    984
   Increase in other assets                                                           (795)                                (1,017)
   Investment in securities, net                                                        18                                 (1,363)
   Proceeds from sale of notes receivable                                            2,652
                                                                      --------------------                 ----------------------
Net cash utilized by investing activities                                            ( 878)                                (5,746)
                                                                      --------------------                 ----------------------

Cash flows from financing activities:
   Additions to long-term notes payable                                             18,000                                 27,793
   Reduction of short-term notes payable                                              (181)                                  (653)
   Increase (decrease) in members' required deposits                                 1,103                                   (265)
   Repurchase of shares from members                                                  (183)                                  (210)
   Issuance of shares to members                                                       255                                     88
                                                                      --------------------                 ----------------------
Net cash provided by financing activities                                           18,994                                 26,753
                                                                      --------------------                 ----------------------

Net increase in cash and cash equivalents                                            6,612                                  2,218
Cash and cash equivalents at beginning of year                                       4,105                                  7,900
                                                                      --------------------                 ----------------------
Cash and cash equivalents at end of period                                        $ 10,717                               $ 10,118
                                                                      ====================                 ======================

Supplemental disclosure of cash flow information:
Cash paid during the period for:
   Interest                                                                         $2,938                                 $3,617
   Income taxes                                                                         90



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

2. The accompanying consolidated condensed financial statements reflect all adjustments which are, in the opinion of management, both of a normal recurring nature and necessary for a fair statement of the results of the interim periods presented. Certain reclassifications have been made to prior period financial statements to present them on a basis comparable with the current period's presentation.

3. The Company reclassified $194,000 from long-term to short-term debt (a noncash financing activity) for the thirteen weeks ended November 28, 1998, in its Consolidated Condensed Statements of Cash Flows.

4. As of August 30, 1998, the Company adopted Statement of Financial Accounting Standards No. 130, "Reporting Comprehensive Income." This statement establishes standards for reporting and display of comprehensive income and its components. Comprehensive income is net income, plus certain other items that are recorded directly to shareholders' equity, bypassing net income. The only items currently applicable to the Company are the unrealized gain or loss on appreciation of investments and the minimum pension liability adjustment. Comprehensive income was $739,000 and $768,000 for the thirteen weeks ended November 28, 1998 and November 29, 1997, respectively. The adoption of the Statement had no effect on the Company's results of operations or financial position.

5. In March 1998, the Accounting Standards Executive Committee (AcSEC) issued Statement of Position 98-1, "Accounting for the Costs of Computer Software Developed or Obtained for Internal-Use" ("SOP 98-1"). The SOP will be effective for fiscal years beginning after December 15, 1998. SOP 98-1 will require the capitalization of certain costs incurred in connection with developing or obtaining software for internal use. The Company does not anticipate there will be a material impact on the results of operations or financial position after SOP 98-1 is adopted.

     The Financial Accounting Standards Board issued Statement No. 131, "Disclosures about Segments of an Enterprise and Related Information," which establishes standards for reporting information about operating segments and requires reporting for selected information about operating segments in financial statements. It also establishes standards for related disclosures about products and services, geographic areas, and major customers. This statement is effective for financial statements for periods beginning after December 15, 1997. This statement does not need to be applied to interim financial statements in the initial year of its application.

6. Prior to December 31, 1998, the Company owned an equity interest in SavMax Foods, Inc. ("SavMax"), a member-patron of Certified. SavMax is an operator of seven retail grocery stores with retail sales of approximately $110 million per year. The investment consisted of (a) 10% of the outstanding Series A common stock with an original cost of $2.5 million and (b) $6.3 million of 8.5% Series B cumulative redeemable preferred stock. As of December 31, 1998, the Company purchased the remaining common and preferred shares of SavMax for an aggregate purchase price of approximately $4.5 million. The transaction also included an ongoing covenant not to compete from a selling shareholder, termination of the sellers' existing employment and consulting agreements and the entry into a consulting arrangement with a selling shareholder. The Company intends to operate SavMax as a separate entity on a temporary basis. An emphasis will be placed on making certain operational changes designed to improve the performance of SavMax and allow Certified to sell its interest in SavMax to a third party.

     Due to the temporary nature of this investment, SavMax will be reflected as an investment in the financial statements of Certified. As such, the operating results, assets and liabilities of SavMax will not be included in Certified's consolidated financial statements. The value of SavMax will be reviewed each quarter and adjusted, if necessary, to reflect any probable impairment to the carrying value of the investment.

Item 2.  Management's Discussion and Analysis of Financial Condition and Results
--------------------------------------------------------------------------------
of Operations
-------------

Liquidity and Capital Resources

     The Company relies upon cash flow from operations, patron deposits, shareholdings, and borrowings under the Company's credit lines, to finance operations. Net cash utilized by operating activities totaled $11.5 million for the first thirteen weeks of fiscal 1999 (the "1999 period"), as compared to $18.8 million utilized by operations for the first thirteen weeks of fiscal 1998 (the "1998 period"). Net cash utilized for the 1999 period is primarily due to increased accounts receivable and decreased accounts payable in the distribution operations. At November 28, 1998, working capital was $109.2 million, as compared to $85.8 million at August 29, 1998, and the Company's current ratio was 1.7 to 1 at November 28, 1998 and 1.6 to 1 at fiscal 1998 year end. Working capital varies primarily as a result of seasonal inventory requirements.

     Capital expenditures totaled $2.8 million in the first thirteen weeks of fiscal 1999. The 1999 expenditures include purchases of computer equipment, leasehold improvements and warehouse equipment.

     The Company has $80,000,000 in Senior Notes (the "Senior Notes") outstanding to certain life insurance companies and pension funds. The Senior Notes are unsecured, due in April 2008 and bear interest at 7.22% per annum.
The Company also has a $100,000,000 revolving credit facility with a group of banks (the "Revolving Credit"). The Revolving Credit is unsecured, expires in April 2003 and bears interest at the bank's base rate or at an adjusted LIBOR rate plus a margin ranging from 0.375% to 0.90% depending on the Company's leverage ratio. Both the Senior Notes and the Revolving Credit (the "Credit Agreements") limit the incurrence of additional funded debt, restrict the issuance of secured indebtedness and prohibit the payment of dividends (other than patronage dividends). The Credit Agreements contain various financial covenants pertaining to working capital, adjusted tangible net worth, funded debt to EBITDA, funded debt to total capitalization, fixed charge coverage and similar provisions. Obligations under the Credit Agreements are senior to the rights of member patrons with respect to deposits and patronage dividend certificates. GCC's existing $10,000,000 credit agreement will remain in place.

     Certified distributes at least 20% of the patronage dividends in cash and distributes Class B Shares as a portion of the patronage dividends distributed to its member-patrons.

     Patrons are generally required to maintain subordinated deposits with the Company and member-patrons purchase Class B shares to satisfy this requirement. Upon termination of patron status, the withdrawing patron will be entitled to recover deposits in excess of its obligations to the Company if permitted by the applicable subordination provisions, and a member-patron also will be entitled to have its shares redeemed, subject to applicable legal requirements, Company policies and credit agreement limitations. The Company's current redemption policy limits the Class B Shares that the Company is obligated to redeem in any fiscal year to 5% of the number of Class B Shares deemed outstanding at the end of the preceding fiscal year. In fiscal 1998, this limitation restricted the Company's redemption of shares to 19,300 shares for $3.4 million. In fiscal 1999, the 5% limitation will restrict the Company's redemption of shares to 19,007 shares for $3.5 million. The number of shares tendered for redemption at November 28, 1998, totaled 78,247 (or approximately $14.4 million using fiscal 1998 year end book value), which exceeds the amount that can be redeemed in fiscal 1999. Consequently, the Company will be required to make redemptions in fiscal 1999, 2000, 2001, and 2002 with such redemptions approximating $14.4 million based on 1998 year end book value. The redemption price for shares is based upon their book value as of the end of the year preceding redemption.
Cash to fund redemption of shares is provided from operations, patron deposits, current shareholdings and borrowings under the Company's credit lines.

Year 2000

     The Company has had an active Year 2000 ("Y2K") program since August 1996. This program includes a detailed review of the Company's software applications, hardware, and embedded technology. The Company has utilized an outside consultant to assess the embedded chip technology within its facilities. This assessment found 95% of the chips to be either already compliant or in the process of being updated by various vendors.

     In 1996, the Company began assessing the application software of the Company to determine risk of Y2K failure. The assessment process was used to identify the business applications that would be at risk for potential century date impact and to prioritize the critical, moderate, and low risk applications for remediation or replacement. Applications that will be impacted by Y2K are scheduled for remediation or replacement. The

Company is approximately 80% complete with replacing or remediating business critical applications, 50% complete with respect to applications that were identified as moderate risk and 30% complete as to low risk applications. The schedules for remediation or replacement are reviewed monthly by management. The Company expects that all critical and moderate risk applications will be completed by June 1999.

     The Company had decided to replace certain systems that were not Y2K compliant. The systems being replaced are older legacy systems that would have been replaced prior to Y2K regardless of the non-compliant issue. The estimated total cost of the Y2K project, including replacement of the legacy systems, is approximately $5.9 million. The estimated total cost of the new systems is approximately $3 million. The remaining $2.9 million will be expensed. The total amount incurred on the project through November 28, 1998 was $4.1 million, of which $1.7 million related to the cost to remediate software and $2.4 million related to the replacement of systems including hardware.

     The Company has notified its members of the Y2K issues through newsletters, meetings, and discussions. Certified's Interactive Ordering Program, which allows retailers to order electronically, and CertiNet, which is a comprehensive in-store system, are Y2K compliant.

     The Y2K project team is also addressing interaction with vendors and the potential impact of Y2K issues. The Company has completed the upgrade and implementation of the Y2K compliant version of the Uniform Commercial Standard ("UCS") transactions. The Company is working with UCS vendors to make sure that processing of orders, invoices, and payments via electronic data interchange will be Y2K compliant. For those UCS vendors that are not ready for Y2K, the Company will have a contingency plan that will convert the vendor's data into Y2K compliant data before processing through the Company's systems.

     Additionally, the Company is a member of the National Grocers Association's ("NGA") Year 2000 Task Force, which was formed to assist retailers in resolving the Y2K problem in their businesses through the sharing of information. The objectives of this group are to: (1) identify the hardware and software systems at risk; (2) communicate with the vendor community and establish definitive position statements regarding cash systems; and (3) communicate these findings to NGA members. Many of Certified's members are members of NGA. A comprehensive report of the findings of the Task Force is available to all members and vendors that are associated with Certified and the contents thereof have been discussed at several recent industry meetings. The Company has set up an electronic bulletin board with information on Y2K issues for its members.

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

Results of Operations

     The following table sets forth selected financial data of the Company expressed as a percentage of sales for the periods indicated below:

                                                               For the Thirteen Weeks Ended
                                                               ----------------------------
                                                     November 28, 1998    November 29, 1997
                                                                  ----                 ----
Net sales                                                          100%                 100%
Cost of sales                                                     91.5                 91.4
Distribution, selling and administrative                           7.0                  7.0
Operating income                                                   1.5                  1.6
Interest expense                                                   0.6                  0.7
Estimated patronage dividends                                      0.7                  0.7
Earnings after dividend and before income taxes                    0.2                  0.2
Provision for income taxes                                         0.1                  0.1
Net earnings                                                       0.1                  0.1

Net sales

          Net sales totaled $462.1 million for the 1999 period as compared to $487.0 million in the 1998 period. The sales decrease of $24.9 million represents a 5.1% decrease over the 1998 period. The reduction in sales is primarily the result of reduced sales to Hughes Family Markets, Inc. ("Hughes") and Nob Hill General Store Inc. ("Nob Hill"). Hughes and Nob Hill were acquired by entities that have self-distribution programs; accordingly, product supply to the Hughes and Nob Hill stores migrated into the corresponding self-distribution facilities in the period between March 1998 through November 1998. The volume lost as a result of the Hughes and Nob Hill transactions has been partially offset by the addition of North State Grocery Company as a member-patron in October 1998 and increased sales to the ongoing membership base.

Cost of sales

          In the 1999 period, the overall gross margin as a percentage of net sales is consistent with the 1998 period. An increase in service fees implemented in mid-year 1998 was offset by a reduction in margins resulting from the sale of certain retail operations in fiscal 1997.

Distribution, selling and administrative

          Distribution, selling and administrative expenses were $32.2 million (or 7.0% of net sales) in the 1999 period, as compared to $33.9 million (or 7.0% of net sales) in the 1998 period. The level of expense as a percentage of sales for the 1999 period is consistent with the 1998 period.

Interest

          Interest expense in the 1999 period decreased from $3.2 million (0.7% of net sales) in the 1998 period to $2.9 million (0.6% of net sales) in the 1999 period. The decrease is primarily due to lower interest rates associated with the $180.0 million refinancing completed in April 1998.

Estimated patronage dividends

          Estimated patronage dividends totaled $3.3 million for the 1999 period as compared to $3.8 million for the 1998 period. The reduction is due to lower sales through the cooperative divisions offset by reduced interest costs.

Net earnings

          Net earnings for the 1999 period were $543,000 compared to net earnings of $547,000 for the 1998 period. Net earnings are generated by the Company's subsidiaries, which do not distribute patronage dividends. Accordingly, subsidiary earnings are retained by the Company in order to enhance the book value per share.

PART II.  OTHER INFORMATION

Item 1.   Legal Proceedings

          Reference is made to the Company's Annual Report on Form 10-K for the fiscal year ended August 29, 1998, for a description of the Company's involvement with respect to the cleanup of hazardous waste at Operating Industries, Inc. Superfund Site in Monterey Park, California.

Item 2.   Changes in Securities

          None.

Item 3.   Defaults Upon Senior Securities

          None.

Item 4.   Submission of Matters to a Vote of Security Holders

          None.

Item 5.   Other Information

          None.

Item 6.   Exhibits and Reports on Form 8-K

     (a)  Exhibits

          Exhibit 4.15.1
               Amendment No. 1 to Revolving Credit Agreement, dated as of May 1, 1998, between Certified Grocers of California, Ltd. and Cooperative Centrale Raiffeisen-Boerenleenbank B.A., "Rabobank Nederland," New York Branch as a lender and as the agent.

          Exhibit 4.15.2
               Amendment No. 2 and Limited Waiver to Revolving Credit
          Agreement, dated as of December 24, 1998, between Certified Grocers of California, Ltd. and Cooperative Centrale Raiffeisen-Boerenleenbank B.A., "Rabobank Nederland," New York Branch as a lender and as the agent.

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

                              Certified Grocers of California, Ltd.
                              -------------------------------------
                                         (Registrant)



Dated:  January 12, 1999      By       ALFRED A. PLAMANN
                                 ------------------------------------
                                       Alfred A. Plamann
                                         President and
                                      Chief Executive Officer



                              By       RICHARD J. MARTIN
                                 ------------------------------------
                                        Richard J. Martin
                                     Senior Vice President --
                                     Finance & Administration
                                   and Chief Financial Officer



                              By    RANDALL G. SCOVILLE
                                -------------------------------------
                                         Randall G. Scoville
                                    Vice President -- Accounting
                                    and Chief Accounting Officer