Form 10-Q
period 1999-02-27
CERTIFIED GROCERS OF CALIFORNIA LTD
filed 1999-04-13
CIK 320431

                      SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                                      10-Q
(Mark One)
[ X ]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
     EXCHANGE ACT OF 1934.

For the quarterly period ended     February 27, 1999
                               -------------------------------------------
                                       OR
[   ]  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
     EXCHANGE ACT OF 1934.

For the transition period from               to
                               --------------   ---------------
Commission file number  0-10815
--------------------------------------------------------------------------
                     Certified Grocers of California, Ltd.
--------------------------------------------------------------------------
             (Exact name of registrant as specified in its charter)

               California                                                          95-0615250
---------------------------------------------------------------------------------------------------------------------
(State or other jurisdiction of incorporation or organization)         (I.R.S.  Employer Identification No.)

5200 Sheila Street, Los Angeles                                                     90040
----------------------------------------------------------------------------------------------------------------------
(Address of principal executive offices)                                            (Zip Code)

                               (323) 264-5200
-------------------------------------------------------------------------------
               Registrant's telephone number, including area code

-------------------------------------------------------------------------------
   (Former Name, former address and former fiscal year, if changed since last report)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing
requirements for the past 90 days.                    Yes  X       No
                                                          ---         ---

               APPLICABLE ONLY TO ISSUERS INVOLVED IN BANKRUPTCY
                  PROCEEDINGS DURING THE PRECEDING FIVE YEARS

Indicate by check mark whether the registrant has filed all documents and reports required to be filed by Sections 12, 13, or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan
confirmed by a court.                                  Yes          No
                                                           ---         ---

                      APPLICABLE ONLY TO CORPORATE ISSUERS

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

          Class A Shares       46,800   Shares as of February 27, 1999
          Class B Shares      361,139   Shares as of February 27, 1999
          Class C Shares           15   Shares as of February 27, 1999

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements
----------------------------

             CERTIFIED GROCERS OF CALIFORNIA, LTD. AND SUBSIDIARIES
                     CONDENSED CONSOLIDATED BALANCE SHEETS
                             (dollars in thousands)


                                                                                  (Unaudited)
                                                                                  February 27,                 August 29,
                                                                                      1999                        1998
                                                                           -----------------------      ---------------------
ASSETS

Current:
  Cash and cash equivalents                                                               $  7,548                   $  4,105
  Accounts and notes receivable, net                                                       103,611                     95,672
  Inventories                                                                              130,078                    124,419
  Prepaid expenses                                                                           4,642                      4,744
  Investments                                                                               11,888
      Deferred taxes                                                                         3,853                      3,853
                                                                           -----------------------      ---------------------
                  Total current assets                                                     261,620                    232,793

Properties, at cost                                                                        165,222                    160,808
  Less, accumulated depreciation                                                           (91,201)                   (84,509)
                                                                           -----------------------      ---------------------
                                                                                            74,021                     76,299

Investments                                                                                 38,232                     41,341
Notes receivable                                                                            24,555                     21,792
Other assets                                                                                17,695                     16,993
       TOTAL ASSETS                                                                       $416,123                   $389,218
                                                                           =======================      =====================

LIABILITIES AND SHAREHOLDERS' EQUITY

Current:
  Accounts payable                                                                        $ 76,641                   $ 80,870
  Accrued liabilities                                                                       58,437                     51,767
  Notes payable                                                                              1,805                        743
  Patrons' excess deposits and estimated patronage dividends                                18,397                     13,630
                                                                           -----------------------      ---------------------
          Total current liabilities                                                        155,280                    147,010

Notes payable, due after one year                                                          143,739                    125,130
Long-term liabilities                                                                       21,936                     20,440
Patrons' deposits and certificates:
     Patrons' required deposits                                                             12,953                     12,147
     Subordinated patronage dividend certificates                                            6,158                      6,158
Shareholders' equity:
  Class A Shares                                                                             5,602                      5,479
  Class B Shares                                                                            54,404                     56,992
  Retained earnings                                                                         15,573                     15,685
  Net unrealized gain on appreciation of investments                                           534                        233
      Minimum pension liability adjustment                                                     (56)                       (56)
                                                                           -----------------------      ---------------------
          Total shareholders' equity                                                        76,057                     78,333
                                                                           -----------------------      ---------------------
  TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY                                              $416,123                   $389,218
                                                                           =======================      =====================

       The accompanying notes are an integral part of these statements.

            CERTIFIED GROCERS OF CALIFORNIA, LTD. AND SUBSIDIARIES
           CONDENSED CONSOLIDATED STATEMENTS OF EARNINGS (UNAUDITED)
                            (dollars in thousands)

                                                              13 Weeks Ended                          26 Weeks Ended
                                                  ------------------------------------      ------------------------------------

                                                     February 27,       February 28,         February 27,       February 28,
                                                         1999               1998                 1999               1998
                                                   ---------------      --------------     ---------------     -------------

Net sales                                                $446,627           $462,007             $908,768           $948,960
                                                   ---------------      --------------     ---------------     -------------

Costs and expenses:
   Cost of sales                                          407,874            420,345              830,854            865,565
   Distribution, selling and administrative                31,488             33,821               63,737             67,715
                                                   ---------------      --------------     ---------------     -------------
Operating income                                            7,265              7,841               14,177             15,680

Interest expense                                           (2,926)            (3,292)              (5,782)            (6,507)
                                                   ---------------      --------------     ---------------     -------------

Earnings before estimated patronage dividends
   and provision for income taxes                           4,339              4,549                8,395              9,173
Estimated patronage dividends                              (3,808)            (3,618)              (7,071)            (7,410)
                                                   ---------------      --------------     ---------------     -------------

Earnings before income tax provision                          531                931                1,324              1,763
Provision for income taxes                                    162                299                  412                584
                                                   ----------------     --------------     ---------------     -------------

Net earnings                                             $    369           $    632             $    912           $  1,179
                                                   ================     ==============     ===============     ==============

       The accompanying notes are an integral part of these statements.

            CERTIFIED GROCERS OF CALIFORNIA, LTD. AND SUBSIDIARIES CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
    FOR THE TWENTY-SIX WEEKS ENDED FEBRUARY 27, 1999 AND FEBRUARY 28, 1998
                            (dollars in thousands)

                                                                           February 27,                          February 28,
                                                                               1999                                  1998
                                                                     --------------------                 ----------------------
Cash flows from operating activities:
Net earnings                                                                     $    912                               $  1,179
                                                                     --------------------                 ----------------------
   Adjustments to reconcile net earnings to net
      cash utilized by operating activities:
     Depreciation and amortization                                                  7,762                                  7,253
     (Gain) loss on disposal of properties                                            (28)                                   171
     Decrease (increase) in assets:
        Accounts and notes receivable                                              (7,939)                                 3,595
        Inventories                                                                (5,659)                                 9,239
        Prepaid expenses                                                              102                                   (471)
        Notes receivable                                                           (5,415)                                (2,684)
     Increase (decrease) in liabilities:
        Accounts payable                                                           (4,229)                               (27,243)
        Accrued liabilities                                                         6,670                                 (2,102)
        Patrons' excess deposits and estimated
           patronage dividends                                                      4,767                                  1,711
        Long-term liabilities, other                                                1,496                                    732
                                                                     --------------------                 ----------------------
Net cash utilized by operating activities                                          (1,561)                                (8,620)
                                                                     --------------------                 ----------------------

Cash flows from investing activities:
   Purchase of properties                                                          (4,497)                                (9,629)
   Proceeds from sales of properties                                                   43                                  1,181
   Increase in other assets                                                        (1,704)                                (2,372)
   Investment in securities, net                                                   (7,442)                                (1,427)
   Proceeds from sale of notes receivable                                           2,652
                                                                     --------------------                 ----------------------
Net cash utilized by investing activities                                         (10,948)                               (12,247)
                                                                     --------------------                 ----------------------

Cash flows from financing activities:
   Additions to long-term notes payable                                            19,000                                 26,548
   Reduction of short-term notes payable                                             (365)                                (1,317)
   Increase (decrease) in members' required deposits                                  806                                    (13)
   Repurchase of shares from members                                               (3,909)                                (3,802)
   Issuance of shares to members                                                      420                                    260
Net cash provided by financing activities                                          15,952                                 21,676
                                                                     --------------------                 ----------------------

Net increase in cash and cash equivalents                                           3,443                                    809
Cash and cash equivalents at beginning of year                                      4,105                                  7,900
Cash and cash equivalents at end of period                                       $  7,548                               $  8,709
                                                                     ====================                 ======================

Supplemental disclosure of cash flow information:
Cash paid during the period for:
   Interest                                                                      $  6,088                               $  6,632
   Income taxes                                                                    $  763                                 $  700

        The accompanying notes are an integral part of these statements.

            CERTIFIED GROCERS OF CALIFORNIA, LTD., AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

1. The condensed consolidated financial statements include the accounts of Certified Grocers of California, Ltd. and all of its subsidiaries (the "Company"). Intercompany transactions and accounts with subsidiaries have been eliminated. The interim financial statements included herein have been prepared by the Company without audit, pursuant to the rules and regulations promulgated by the Securities and Exchange Commission (the "Commission"). Certain information and footnote disclosures, normally included in the financial statements prepared in accordance with generally accepted accounting principles, have been omitted pursuant to Commission rules and regulations; nevertheless, management believes that the disclosures are adequate to make the information presented not misleading. These condensed financial statements should be read in conjunction with the audited financial statements and notes thereto included in the Company's latest annual report filed on Form 10-K. The results of operations for the interim periods are not necessarily indicative of the results for the full year.

2. The accompanying condensed consolidated financial statements reflect all adjustments which are, in the opinion of management, both of a normal recurring nature and necessary for a fair statement of the results of the interim periods presented. Certain reclassifications have been made to prior period financial statements to present them on a basis comparable with the current period's presentation. The preparation of the financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Actual results could differ from those estimates.

3. The Company reclassified $391,000 from long-term to short-term debt (a noncash financing activity) and issued $1,036,000 in short-term debt to purchase investments in securities which represents a non-cash transaction for the twenty-six weeks ended February 27, 1999, in its Condensed Consolidated Statements of Cash Flows.

4. As of August 30, 1998, the Company adopted Statement of Financial Accounting Standards ("SFAS") No. 130, "Reporting Comprehensive Income." This statement establishes standards for reporting and display of comprehensive income and its components. Comprehensive income is net income, plus certain other items that are recorded directly to shareholders' equity, bypassing net income. The only items currently applicable to the Company are the unrealized gain or loss on appreciation of investments and the minimum pension liability adjustment. Comprehensive income was $1,213,000 and $1,333,000 for the twenty-six weeks ended February 27, 1999 and February 28, 1998, respectively. Comprehensive income was $474,000 and $565,000 for the thirteen weeks ended February 27, 1999 and February 28, 1998, respectively.

     The Financial Accounting Standards Board ("FASB") issued SFAS No. 131, "Disclosures about Segments of an Enterprise and Related Information," which establishes standards for reporting information about operating segments and requires reporting for selected information about operating segments in financial statements. It also establishes standards for related disclosures about products and services, geographic areas, and major customers. This statement is effective for financial statements for periods beginning after December 15, 1997. Management is in the process of determining the effects on the Company's financial statements.

     The FASB issued SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities," which establishes accounting and reporting standards for derivative instruments, including certain derivative instruments embedded in other contracts, and for hedging activities. The statement requires that the Company recognize all derivatives as either assets or liabilities in the balance sheet and measure those instruments at fair value. This statement is effective for all fiscal quarters of fiscal years beginning after June 15, 1999. Management is in the process of determining the effects on the Company's financial statements.

5. Prior to December 31, 1998, the Company owned an equity interest in SavMax Foods, Inc. ("SavMax"), a member-patron. SavMax is an operator of seven retail grocery stores with retail sales of approximately $110 million per year. The investment consisted of (a) 10% of the outstanding Series A common stock with an original cost of $2.5 million and (b) $6.3 million of 8.5% Series B cumulative redeemable preferred stock. As of December 31, 1998, the Company purchased the remaining common and preferred shares of SavMax for an aggregate purchase price of approximately $4.5 million. The transaction also included an ongoing covenant not to compete from a selling shareholder, termination of the sellers' existing employment and consulting agreements and the entry into a consulting arrangement with a selling shareholder. The Company intends to make certain operational changes designed to improve the performance of SavMax and allow the Company to sell its interest to a third party.

     Due to the temporary nature of this investment, SavMax is accounted for on the cost basis in the financial statements. As such, the operating results, assets and liabilities of SavMax will not be consolidated into the Company's financial statements. The value of SavMax is reviewed each quarter and adjusted, if necessary, to reflect any probable impairment to the carrying value of the investment.

Events Subsequent to the Date of the Financial Statements

6. Subsequent to the end of the quarter, in March 1999, the Company executed a letter of intent with respect to a proposed merger with United Grocers, Inc., a grocery cooperative headquartered in Portland, Oregon. The consummation of the merger is conditional upon the execution of a mutually approved definitive merger agreement following completion of due diligence, approval of the agreement by the shareholders of both entities, required filings with regulatory entities, and other customary conditions.

7. Prior to March 27, 1999, Grocers Capital Company ("GCC") owned 10% of the common stock of K.V. Mart Co. ("KV"), of which Certified director Darioush Khaledi is affiliated. The cost of the investment was approximately $3 million. The Stock Purchase Agreement contained a provision which allowed KV to repurchase the shares upon certain terms and conditions. Prior to March 27, 1999, KV exercised its repurchase rights under the agreement.

     On March 27, 1999, the Company, GCC and KV entered into a stock repurchase agreement ("the Agreement"). The Agreement provides that KV shall purchase the shares for $4.5 million, payable in cash and in an interest-bearing note as provided for in the Stock Purchase Agreement. Coincident to the transaction, KV entered into a supply agreement with Certified for a five-year term. The Agreement also provides that for a three year period commencing as of the date of the Agreement, in the event of (i) a change of control of KV or (ii) a breach of the supply agreement by KV, KV shall pay the Company $900,000 or an amount equal to the difference between 10% of the appraised value of KV as of the approximate date of the Agreement (as prepared by an independent third party appraisal firm) and $4.5 million, whichever is greater.

8. Prior to April 5, 1999, the Company subleased a store in Riverside, California to Jax Apple Market, Inc. ("Jax"), of which former Director Willard
R. "Bill" MacAloney is a principal. Mr. MacAloney's term as a director expired as of the Shareholders' Meeting held February 23, 1999. The Company asserted that monthly lease and other occupancy-related and equipment purchases related to the Riverside store had not been paid timely by Jax. Jax disputed the amounts claimed due by the Company.

     On April 5,1999, the Company entered into an agreement with Jax, Mr. MacAloney and other entities controlled by Mr. MacAloney (collectively, "the MacAloney entities"). Pursuant to the Agreement, the MacAloney entities paid the indebtedness due the Company and its affiliates related to the Riverside store, and the sublease was terminated. In addition, the Company acquired a right of first refusal to purchase all of the common stock related to supermarket entities controlled by Mr. MacAloney for a period of five years.

Item 2.  Management's Discussion and Analysis of Financial Condition and Results
--------------------------------------------------------------------------------
of Operations
-------------

General
     Subsequent to the end of the quarter, in March 1999, the Company executed a letter of intent with respect to a proposed merger with United Grocers, Inc., a grocery cooperative headquartered in Portland, Oregon. The consummation of the merger is conditional upon the execution of a mutually approved definitive merger agreement following completion of due diligence, approval of the agreement by the shareholders of both entities, required filings with regulatory entities, and other customary conditions.

Liquidity and Capital Resources
     The Company relies upon cash flow from operations, patron deposits, shareholdings, and borrowings under the Company's credit lines, to finance operations. Net cash utilized by operating activities totaled $1.6 million for the first twenty-six weeks of fiscal 1999 (the "1999 period"), as compared to $8.6 million utilized by operations for the first twenty-six weeks of fiscal 1998 (the "1998 period"). Net cash utilized for the 1999 period is primarily due to increased accounts receivable and inventories and decreased accounts payable in the distribution operations. At February 27, 1999, working capital was $106.3 million, as compared to $85.8 million at August 29, 1998, and the Company's current ratio was 1.7 to 1 at February 27, 1999 and 1.6 to 1 at fiscal 1998 year end, respectively. Working capital varies primarily as a result of seasonal inventory requirements.

     Capital expenditures totaled $4.5 million in the first twenty-six weeks of fiscal 1999. The 1999 expenditures include purchases of computer equipment, leasehold improvements and warehouse equipment.

     The Company has $80,000,000 in Senior Notes (the "Senior Notes") outstanding to certain life insurance companies and pension funds. The Senior Notes are unsecured, due in April 2008 and bear interest at 7.22% per annum. The Company also has a $100,000,000 revolving credit facility with a group of banks (the "Revolving Credit"). The Revolving Credit is unsecured, expires in April 2003 and bears interest at the bank's base rate or at an adjusted LIBOR rate plus a margin ranging from 0.375% to 0.90% depending on the Company's leverage ratio. Both the Senior Notes and the Revolving Credit (the "Credit Agreements") limit the incurrence of additional funded debt, restrict the issuance of secured indebtedness and prohibit the payment of dividends (other than patronage dividends). The Credit Agreements contain various financial covenants pertaining to working capital, adjusted tangible net worth, funded debt to EBITDA, funded debt to total capitalization, fixed charge coverage and similar provisions. Obligations under the Credit Agreements are senior to the rights of member patrons with respect to deposits and patronage dividend certificates. GCC's existing $10,000,000 credit agreement also remains in place.

     The Company entered into a five-year interest rate collar agreement during February 1999 in relation to certain borrowings on its variable rate Revolving Credit. The collar agreement was put in place without incurring any costs. The hedge agreement is structured such that the Company pays a variable rate of interest between 6% (cap rate) and 4.94% (floor rate) based on a notional amount of $50,000,000. The weighted average interest rate on borrowings on the revolving credit were 5.96% at February 27, 1999.

     Certified distributes at least 20% of the patronage dividends in cash and distributes Class B Shares as a portion of the patronage dividends distributed to its member-patrons.

     Patrons are generally required to maintain subordinated deposits with the Company and member-patrons purchase Class B Shares to satisfy this requirement, in whole or in part. Upon termination of patron status, the withdrawing patron will be entitled to recover deposits in excess of its obligations to the Company if permitted by the applicable subordination provisions, and a member-patron also will be entitled to have its shares redeemed, subject to applicable legal requirements, Company policies and credit agreement limitations. The Company's current redemption policy limits the Class B Shares that the Company is obligated to redeem in any fiscal year to 5% of the number of Class B Shares deemed outstanding at the end of the preceding fiscal year. In fiscal 1998, this limitation restricted the Company's redemption of shares to 19,300 shares for $3.4 million. In fiscal 1999, the 5% limitation restricted the Company's redemption of shares to 19,007 shares for $3.5 million. The number of shares tendered for redemption at February 27, 1999, totaled 64,007 (or approximately $11.7 million using fiscal 1998 year end book value), which exceeds the amount that can be redeemed in fiscal 2000. Consequently, the Company will be required to make redemptions in fiscal 2000, 2001, 2002, and 2003 with such redemptions approximating $11.7 million based on 1998 year end book value. The redemption price for shares is based upon their book value as of the end of the year preceding redemption. Cash to fund redemption of shares is provided from operations, patron deposits, current shareholdings and borrowings under the Company's credit lines.

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

     In 1996, the Company began assessing the application software of the Company to determine risk of Y2K failure. The assessment process was used to identify the business applications that would be at risk for potential century date impact and to prioritize the critical, moderate, and low risk applications for remediation or replacement. Applications that will be impacted by Y2K are scheduled for remediation or replacement. The Company is approximately 85% complete with replacing or remediating business critical applications, 60% complete with respect to applications that were identified as moderate risk and 35% complete as to low risk applications. The schedules for remediation or replacement are reviewed monthly by management. The Company expects that 100% of all critical and moderate risk applications will be completed by August 1999.

     The Company had decided to replace certain systems that were not Y2K compliant. The systems being replaced are older systems that would have been replaced prior to Y2K regardless of the non-compliant issue. The estimated total cost of the Y2K project, including replacement of the systems, is approximately $5.9 million. The estimated total cost of the new systems is approximately $3 million. The remaining $2.9 million will be expensed. The total amount incurred on the project through February 27, 1999 was $4.8 million, of which $2.3 million related to the cost to remediate software and $2.5 million related to the replacement of systems including hardware.

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

Results of Operations

     The following table sets forth selected financial data of the Company expressed as a percentage of sales for the periods indicated below:

                                                      Thirteen Week Period         Twenty-six Week Period
                                                      --------------------         ----------------------
                                                     1999             1998          1999             1998
                                                     ----------------------         ----------------------
Net sales                                            100%             100%          100%             100%
Cost of sales                                        91.3             91.0          91.5             91.2
Distribution, selling and administrative              7.0              7.3           7.0              7.1
Operating income                                      1.7              1.7           1.5              1.7
Interest expense                                      0.7              0.7           0.6              0.7
Estimated patronage dividends                         0.9              0.8           0.8              0.8
Earnings after dividend and before income taxes       0.1              0.2           0.1              0.2
Provision for income taxes                            0.0              0.1           0.0              0.1
Net earnings                                          0.1              0.1           0.1              0.1

Thirteen Week Period

Net sales

          Net sales totaled $446.6 million for the 1999 period as compared to $462.0 million in the 1998 period. The sales decrease of $15.4 million represents a 3.3% decrease over the 1998 period. The reduction in sales is primarily the result of reduced sales to Hughes Family Markets, Inc. ("Hughes"), Nob Hill General Store Inc. ("Nob Hill"), and Megafood Stores ("Megafoods"). Hughes, Nob Hill, and Megafoods were acquired by entities that have self-distribution programs. The volume lost as a result of Hughes, Nob Hill, and Megafoods transactions has been partially offset by the addition of North State Grocery Company as a member-patron in October 1998 and increased sales to the ongoing membership base.

Cost of sales

          In the 1999 period cost of sales were $407.9 million (91.3% of net sales) compared to $420.3 million (91.0% of net sales) in the 1998 period. The overall gross margin as a percentage of net sales is slightly lower compared to the comparable period in 1998. The decrease is gross margin is due to increased claims expense in one of the Company's insurance subsidiaries.

Distribution, selling and administrative

          Distribution, selling and administrative expenses were $31.5 million (or 7.0% of net sales) in the 1999 period, as compared to $33.8 million (or 7.3% of net sales) in the 1998 period. The decrease in the 1999 period is due to reduced expenses in the cooperative divisions.

Interest

          Interest expense in the 1999 period is comparable to the 1998 period (0.7% of net sales). The $366,000 decrease is primarily due to lower interest rates associated with the $180.0 million refinancing completed in April 1998.

Estimated patronage dividends

          Estimated patronage dividends totaled $3.8 million for the 1999 period as compared to $3.6 million for the 1998 period. The increase is due to improvements in distribution, selling and administrative expenses and interest expense as discussed above.

Net earnings

          Net earnings for the 1999 period were $369,000 compared to net earnings of $632,000 for the 1998 period. Net earnings are generated by the Company's subsidiaries, which do not distribute patronage dividends. Accordingly, subsidiary earnings are retained by the Company in order to enhance the book value per share.

Twenty-six Week Period

Net sales

          Net sales totaled $908.8 million for the 1999 period as compared to $949.0 million in the 1998 period. The sales decrease of $40.2 million represents a 4.2% decrease over the 1998 period. The reduction in sales is primarily the result of reduced sales to Hughes and Nob Hill. Hughes and Nob Hill were acquired by entities that have self-distribution programs; accordingly, product supply to the Hughes and Nob Hill stores migrated into the corresponding self-distribution facilities in the period between March 1998 through November 1998. The volume lost as a result of the Hughes and Nob Hill transactions has been partially offset by the addition of North State Grocery Company as a member-patron in October 1998 and increased sales to the ongoing membership base.

Cost of sales

          In the 1999 period cost of sales were $830.9 million (91.5% of net sales) compared to $865.6 million (91.2% of net sales) in the 1998 period. The overall gross margin as a percentage of net sales is slightly lower compared to the comparable period in 1998. The decrease in gross margin is due to increased claims expense in one of the Company's insurance subsidiaries.

Distribution, selling and administrative

          Distribution, selling and administrative expenses were $63.7 million (or 7.0% of net sales) in the 1999 period, as compared to $67.7 million (or 7.1% of net sales) in the 1998 period. The level of expense as a percentage of sales for the 1999 period is consistent with the 1998 period.

Interest

          Interest expense in the 1999 period decreased from $6.5 million (0.7% of net sales) in the 1998 period to $5.8 million (0.6% of net sales) in the 1999 period. The decrease is primarily due to lower interest rates associated with the $180.0 million refinancing completed in April 1998.

Estimated patronage dividends

          Estimated patronage dividends totaled $7.1 million for the 1999 period as compared to $7.4 million for the 1998 period. The reduction is due to lower sales through the cooperative divisions offset by reduced interest costs.

Net earnings

          Net earnings for the 1999 period were $912,000 compared to net earnings of $1,179,000 for the 1998 period. Net earnings are generated by the Company's subsidiaries, which do not distribute patronage dividends. Accordingly, subsidiary earnings are retained by the Company in order to enhance the book value per share.

Item 3.  Quantitative and Qualitative Disclosures About Market Risk
-------------------------------------------------------------------

The Company has only limited involvement with derivative financial instruments and does not use them for trading purposes. They are used to manage well-defined interest rate risks. The Company entered into a five-year interest rate collar agreement during February 1999 in relation to certain borrowings on its variable rate Revolving Credit. The collar agreement was put in place without incurring any costs. The hedge agreement is structured such that the Company pays a variable rate of interest between 6% (cap rate) and 4.94% (floor rate) based on a notional amount of $50,000,000. The weighted average interest rate on borrowings on the revolving credit were 5.96% at February 27, 1999.

PART II.  OTHER INFORMATION

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

                     Certified Grocers of California, Ltd.
                     -------------------------------------
                                  (Registrant)

Dated:  April 13, 1999      By      ALFRED A. PLAMANN
                               --------------------------
                                    Alfred A. Plamann
                                      President and
                                 Chief Executive Officer

                            By      RICHARD J. MARTIN
                               ---------------------------
                                    Richard J. Martin
                                 Senior Vice President --
                                Finance & Administration
                               and Chief Financial Officer