Form 10-Q
period 1999-05-29
CERTIFIED GROCERS OF CALIFORNIA LTD
filed 1999-07-13
CIK 320431

                      SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 20549
                                     10-Q
(Mark One)
[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

For the quarterly period ended     May 29, 1999
                               -------------------------------------------------
                                       OR
[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

For the transition period from_______________to________________________________

Commission file number  0-10815
--------------------------------------------------------------------------------

                     Certified Grocers of California, Ltd.
--------------------------------------------------------------------------------
             (Exact name of registrant as specified in its charter)

               California                                                                          95-0615250
------------------------------------------------------------------------------------------------------------------------------------

(State or other jurisdiction of incorporation or organization)                       (I.R.S.  Employer Identification No.)

   5200 Sheila Street, Los Angeles                                                                  90040
------------------------------------------------------------------------------------------------------------------------------------

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

                                (323) 264-5200
--------------------------------------------------------------------------------
              Registrant's telephone number, including area code

--------------------------------------------------------------------------------
(Former Name, former address and former fiscal year, if changed since last report)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing
requirements for the past 90 days.                    Yes  X   No
                                                         -----   -----

               APPLICABLE ONLY TO ISSUERS INVOLVED IN BANKRUPTCY
                  PROCEEDINGS DURING THE PRECEDING FIVE YEARS

Indicate by check mark whether the registrant has filed all documents and reports required to be filed by Sections 12, 13, or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan
confirmed by a court.                                 Yes_____ No_____

                      APPLICABLE ONLY TO CORPORATE ISSUERS

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

          Class A Shares       46,700   Shares as of May 29, 1999
          Class B Shares      361,139   Shares as of May 29, 1999
          Class C Shares           15   Shares as of May 29, 1999

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements
----------------------------

            CERTIFIED GROCERS OF CALIFORNIA, LTD. AND SUBSIDIARIES
                     CONDENSED CONSOLIDATED BALANCE SHEETS
                            (dollars in thousands)


                                                                                   (Unaudited)
                                                                                     May 29,                         August 29,
                                                                                      1999                              1998
                                                                           -----------------------            ---------------------
ASSETS

Current:
  Cash and cash equivalents                                                               $  7,267                         $  4,105
  Accounts and notes receivable, net                                                       108,357                           95,672
  Inventories                                                                              133,400                          124,419
  Prepaid expenses                                                                           6,721                            4,744
  Investments                                                                               11,888
  Deferred taxes                                                                             3,853                            3,853
                                                                           -----------------------            ---------------------
          Total current assets                                                             271,486                          232,793

Properties, at cost                                                                        168,480                          160,808
  Less, accumulated depreciation                                                           (93,564)                         (84,509)
                                                                           -----------------------            ---------------------
                                                                                            74,916                           76,299

Investments                                                                                 35,707                           41,341
Notes receivable                                                                            26,628                           21,792
Other assets                                                                                18,906                           16,993
                                                                           -----------------------            ---------------------
       TOTAL ASSETS                                                                       $427,643                         $389,218
                                                                           =======================            =====================

LIABILITIES AND SHAREHOLDERS' EQUITY

Current:
  Accounts payable                                                                        $ 77,939                         $ 80,870
  Accrued liabilities                                                                       60,137                           51,767
  Current portion of notes payable                                                           2,170                              743
  Patrons' excess deposits and estimated patronage dividends                                14,783                           13,630
                                                                           -----------------------            ---------------------
          Total current liabilities                                                        155,029                          147,010

Notes payable, due after one year                                                          150,187                          125,130
Long-term liabilities, other                                                                22,554                           20,440
Patrons' deposits and certificates:
     Patrons' required deposits                                                             17,010                           12,147
     Subordinated patronage dividend certificates                                            6,158                            6,158
Shareholders' equity:
      Class A Shares                                                                         5,622                            5,479
      Class B Shares                                                                        54,404                           56,992
      Retained earnings                                                                     16,573                           15,685
      Accumulated other comprehensive earnings                                                 106                              177
                                                                           -----------------------            ---------------------
          Total shareholders' equity                                                        76,705                           78,333
                                                                           -----------------------            ---------------------
       TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY                                         $427,643                         $389,218
                                                                           =======================            =====================



        The accompanying notes are an integral part of these statements.


                                      CERTIFIED GROCERS OF CALIFORNIA, LTD. AND SUBSIDIARIES
                       CONSOLIDATED CONDENSED STATEMENTS OF EARNINGS AND COMPREHENSIVE EARNINGS  (UNAUDITED)
                                                      (dollars in thousands)

                                                            13 Weeks Ended                  39 Weeks Ended
                                                    ------------------------------------------------------------
                                                        May 29,        May 30,         May 29,          May 30,
                                                         1999           1998            1999             1998
                                                    ------------------------------------------------------------
Net sales                                              $460,005       $452,259       $1,368,773       $1,401,219
                                                    ------------------------------------------------------------
Costs and expenses:
   Cost of sales                                        422,386        411,395        1,253,240        1,276,960
   Distribution, selling and administrative              31,075         35,982           94,812          103,697
                                                    ------------------------------------------------------------
Operating income                                          6,544          4,882           20,721           20,562
Interest expense                                         (2,889)        (2,937)          (8,671)          (9,444)
Other income (expense), net                               1,500          3,347            1,500            3,347
                                                    ------------------------------------------------------------
Earnings before patronage dividends, provision for
 income taxes and extraordinary item                      5,155          5,292           13,550           14,465
Patronage dividends                                      (3,509)          (576)         (10,580)          (7,986)
                                                    ------------------------------------------------------------
Earnings before provision for income taxes and
 extraordinary item                                       1,646          4,716            2,970            6,479
Provision for income taxes                                  608          1,789            1,020            2,373
                                                    ------------------------------------------------------------
Earnings before extraordinary item                        1,038          2,927            1,950            4,106
Extraordinary item (net of income taxes of $714)              0          1,079                0            1,079
                                                    ------------------------------------------------------------
Net earnings                                              1,038          1,848            1,950            3,027
                                                    ------------------------------------------------------------

Other comprehensive earnings, net of income tax:
     Unrealized holding (losses) gains                     (372)           (45)             (71)             109
                                                    ------------------------------------------------------------
 Comprehensive earnings                                $    666       $  1,803       $    1,879       $    3,136
                                                    ============================================================



        The accompanying notes are an integral part of these statements.

            CERTIFIED GROCERS OF CALIFORNIA, LTD. AND SUBSIDIARIES
          CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS (UNAUDITED)
        FOR THE THIRTY-NINE  WEEKS ENDED MAY 29, 1999 AND  MAY 30, 1998
                            (dollars in thousands)

                                                                                         May 29,               May 30,
                                                                                          1999                  1998
                                                                                    ---------------        -------------
Cash flows from operating activities:
Net earnings                                                                               $  1,950            $   3,027
   Adjustments to reconcile net earnings to net
        cash utilized by operating activities:
      Depreciation and amortization                                                          11,787               11,163
      Gain on sale of investment and disposal of properties, net                             (1,490)              (3,078)
   (Increase) decrease in assets:
      Accounts and notes receivable                                                          (8,383)               8,248
      Inventories                                                                            (3,621)               9,025
      Prepaid expenses                                                                       (1,708)                 151
      Notes receivable                                                                       (3,888)              (3,958)
    Increase (decrease) in liabilities:
      Accounts payable                                                                       (7,015)             (43,744)
      Accrued liabilities                                                                     8,370               (2,878)
      Patrons' excess deposits and estimated patronage dividends                              1,153                 (924)
      Long-term liabilities, other                                                            2,114                1,664
                                                                                    ---------------        -------------
Net cash utilized by operating activities                                                      (731)             (21,304)
                                                                                    ---------------        -------------


Cash flows from investing activities:
   Purchase of properties                                                                    (7,121)             (17,596)
   Proceeds from sales of properties                                                             61               11,914
   Increase in other assets                                                                  (2,160)              (2,455)
   Investment in securities, net                                                             (7,389)              (3,546)
   Proceeds from sale of notes receivable                                                     2,652                2,780
Acquisition of net assets from wholesale distribution company*                               (8,954)
                                                                                    ---------------        -------------
Net cash utilized by investing activities                                                   (22,911)              (8,903)
                                                                                    ---------------        -------------

Cash flows from financing activities:
   Additions to long-term notes payable                                                      26,000              135,000
   Reduction of long-term notes payable                                                           0              (90,344)
   Reduction of short-term notes payable                                                       (552)             (11,151)
   Increase (decrease) in members' required deposits                                          4,863                 (242)
   Repurchase of shares from members                                                         (4,093)              (4,100)
   Issuance of shares to members                                                                586                  400
                                                                                    ---------------        -------------
Net cash provided by financing activities                                                    26,804               29,563
                                                                                    ---------------        -------------

Net increase (decrease) in cash and cash equivalents                                          3,162                 (644)
Cash and cash equivalents at beginning of year                                                4,105                7,900
                                                                                    ---------------        -------------
Cash and cash equivalents at end of period                                                 $  7,267            $   7,256
                                                                                    ===============        =============
Supplemental disclosure of cash flow information:
Cash paid during the period for:
   Interest                                                                                  $8,967              $10,210
   Income taxes                                                                              $  763              $ 1,497

*Acquisition of net assets from wholesale distribution company:
   Accounts and notes receivable                                                            ($4,302)                  $0
   Inventory                                                                                 (5,360)
   Prepaid expenses                                                                            (269)
   Property, plant & equipment                                                               (1,734)
   Other assets                                                                              (1,373)
   Accounts payable                                                                           4,084
                                                                                    ---------------        -------------
Net cash effect due to acquisition of net assets from wholesale
   distribution company                                                                     ($8,954)                  $0
                                                                                    ===============        =============



        The accompanying notes are an integral part of these statements.

            CERTIFIED GROCERS OF CALIFORNIA, LTD., AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

1. The condensed consolidated financial statements include the accounts of Certified Grocers of California, Ltd. and all of its subsidiaries except as set forth in Note 5 (the "Company"). Intercompany transactions and accounts with consolidated subsidiaries have been eliminated. The interim financial statements included herein have been prepared by the Company without audit, pursuant to the rules and regulations promulgated by the Securities and Exchange Commission (the "Commission"). Certain information and footnote disclosures, normally included in the financial statements prepared in accordance with generally accepted accounting principles, have been omitted pursuant to Commission rules and regulations; nevertheless, management believes that the disclosures are adequate to make the information presented not misleading.
These condensed financial statements should be read in conjunction with the audited financial statements and notes thereto included in the Company's latest annual report filed on Form 10-K. The results of operations for the interim periods are not necessarily indicative of the results for the full year.

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

3. The Company reclassified $943,000 from long-term to short-term debt (a noncash financing activity) and issued $1,036,000 in short-term debt to purchase investments in securities which represents a non-cash transaction for the thirty-nine weeks ended May 29, 1999, in its Condensed Consolidated Statements of Cash Flows.

4. As of August 30, 1998, the Company adopted Statement of Financial Accounting Standards ("SFAS") No. 130, "Reporting Comprehensive Income." This statement establishes standards for reporting and display of comprehensive income and its components. Comprehensive income is net income, plus certain other items that are recorded directly to shareholders' equity, bypassing net income. The only items currently applicable to the Company are the unrealized gain or loss on appreciation or depreciation of investments and the minimum pension liability adjustment.

     The Financial Accounting Standards Board ("FASB") issued SFAS No. 131, "Disclosures about Segments of an Enterprise and Related Information," which establishes standards for reporting information about operating segments and requires reporting for selected information about operating segments in financial statements. It also establishes standards for related disclosures about products and services, geographic areas, and major customers. This statement is effective for the Company's 1999 fiscal year ending August 28, 1999. Management is in the process of determining the effects on the Company's financial statements.

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

5. Prior to December 31, 1998, the Company owned an equity interest in SavMax Foods, Inc. ("SavMax"), a member-patron. SavMax is an operator of seven retail grocery stores with retail sales of approximately $110 million per year. The investment consisted of (a) 10% of the outstanding Series A common stock with an original cost of $2.5 million and (b) $6.3 million of 8.5% Series B cumulative redeemable preferred stock. As of December 31, 1998, the Company purchased the remaining common and preferred shares of SavMax for an aggregate purchase price of approximately $4.5 million. The transaction also included an ongoing covenant not to compete from a selling shareholder, termination of the sellers' existing employment and consulting agreements and the entry into a consulting arrangement with a selling shareholder. The Company intends to make certain operational changes designed to improve the performance of SavMax and to allow the Company to sell its interest to a third party.

     Due to the temporary nature of this investment, SavMax is accounted for on the cost basis in the financial statements. The operating results, assets and liabilities of SavMax are not consolidated into the Company's financial statements. The value of SavMax is reviewed each quarter and adjusted, if necessary, to reflect any probable impairment to the carrying value of the investment.

6. In June 1999, the Company executed an Agreement and Plan of Merger with respect to a proposed merger with United Grocers, Inc., a grocery cooperative headquartered in Portland, Oregon. The consummation of the merger is conditioned upon the approval of the agreement by the shareholders of both entities, approval of the related amendments by the shareholders of the Company, required filings with regulatory entities, and other customary conditions. It is a condition to closing of the merger agreement that the Company obtain financing of the transaction which will require expansion and modification or replacement of the existing loan agreements. The Company is in the process of negotiating the terms of the required financing.

7. Prior to March 27, 1999, Grocers Capital Company ("GCC") owned 10% of the common stock of K.V. Mart Co. ("KV"), of which Company director Darioush Khaledi is an affiliate. The cost of the investment was approximately $3 million. The Stock Purchase Agreement contained a provision which allowed KV to repurchase the shares upon certain terms and conditions. Prior to March 27, 1999, KV exercised its repurchase rights under the agreement. On March 27, 1999, the Company, GCC and KV entered into a stock repurchase agreement ("the Agreement"). Pursuant to the Agreement, KV purchased the shares for $4.5 million, payable in cash and in an interest-bearing note as provided for in the Stock Purchase Agreement, resulting in a pretax gain of $1.5 million reflected in other income. Coincident with the transaction, KV entered into a supply agreement with Certified for a five-year term. The Agreement also provides that for a three year period commencing as of the date of the Agreement, in the event of (i) a change of control of KV or (ii) a breach of the supply agreement by KV, KV shall pay the Company $900,000 or an amount equal to the difference between 10% of the appraised value of KV as of the approximate date of the Agreement (as prepared by an independent third party appraisal firm) and $4.5 million, whichever is greater.

8. Prior to April 5, 1999, the Company subleased a store in Riverside, California to Jax Apple Market, Inc. ("Jax"), of which former director Willard
R. "Bill" MacAloney is a principal. Mr. MacAloney's term as a director expired as of the Shareholders' Meeting held February 23, 1999. The Company asserted that monthly lease and other occupancy-related payments and equipment purchases related to the Riverside store had not been paid timely by Jax. Jax disputed the amounts claimed due by the Company.

     On April 5, 1999, the Company entered into an agreement with Jax, Mr. MacAloney and other entities controlled by Mr. MacAloney (collectively, "the MacAloney entities"). Pursuant to the Agreement, the MacAloney entities paid the indebtedness due the Company and its affiliates related to the Riverside store, and the sublease was terminated. In addition, the Company acquired a right of first refusal to purchase all of the common stock related to supermarket entities controlled by Mr. MacAloney for a period of five years.

9. On May 28, 1999, Certified and its subsidiary Grocers Specialty Co. completed an asset purchase with Liberty Richter, Inc. and Hagemeyer Foods (N.A.), Inc. whereby Certified and Grocers Specialty Co. purchased certain assets and assumed certain liabilities. The certain net assets were acquired for a purchase price of $9.0 million, and consisted of certain accounts and notes receivable, inventory, prepaid expenses, property, plant and equipment, other assets and accounts payable.

Item 2.  Management's Discussion and Analysis of Financial Condition and Results
--------------------------------------------------------------------------------
of Operations
-------------

General

     Subsequent to the end of the quarter, in June 1999, the Company executed an Agreement and Plan of Merger with respect to a proposed merger with United Grocers, Inc. ("United"), a grocery cooperative headquartered in Portland, Oregon. Pursuant to the merger agreement, shareholders of United would exchange their shares for the Company's Class A Shares and Class B Shares based on an exchange ratio of 0.228 shares of the Company's stock for each share of United Common Stock outstanding. Existing Company Class A Shares and Class B Shares would remain outstanding except that prior to the merger, Class B Shares held by previously terminated members would be redeemed. Consummation of the merger agreement is conditioned on the approval of amendments to the Articles of Incorporation and Bylaws of the Company including amendments to increase the number of directors of Certified and to modify redemption provisions as they affect Class A Shares and Class B Shares. The consummation of the merger is conditioned upon the approval of the agreement by the shareholders of both entities, approval of the related amendments by the shareholders of the Company, required filings with regulatory entities, and other customary conditions. It is a condition to closing of the merger agreement that the Company obtain financing of the transaction which will require expansion and modification or replacement of the existing loan agreements. The Company is in the process of negotiating the terms of the required financing.

Liquidity and Capital Resources

     The Company relies upon cash flow from operations, patron deposits, shareholdings, and borrowings under the Company's credit lines, to finance operations. Net cash utilized by operating activities totaled $0.7 million for the first thirty-nine weeks of fiscal 1999 (the "1999 period"), as compared to $21.3 million utilized by operating activities for the first thirty-nine weeks of fiscal 1998 (the "1998 period"). Net cash utilized for the 1999 period is primarily due to increased accounts receivable and inventories and decreased accounts payable in the distribution operations. At May 29, 1999, working capital was $116.5 million, as compared to $85.8 million at August 29, 1998, and the Company's current ratio was 1.8 to 1 compared to 1.6 to 1 at fiscal 1998 year end. Working capital varies primarily as a result of seasonal inventory requirements.

     Capital expenditures totaled $8.9 million in the first thirty-nine weeks of fiscal 1999. The 1999 expenditures include purchases of computer equipment, leasehold improvements and warehouse equipment.

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

     The Company entered into a five-year interest rate collar agreement during February 1999 in relation to certain borrowings on its variable rate Revolving Credit. The collar agreement was put in place without incurring any costs. The hedge agreement is structured such that the Company pays a variable rate of interest between 6% (cap rate) and 4.94% (floor rate) based on a notional amount of $50,000,000. The weighted average interest rate on borrowings on the revolving credit were 5.96% at May 29, 1999.

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

The number of shares tendered for redemption at May 29, 1999, totaled 66,022 (or approximately $12.1 million using fiscal 1998 year end book value), which exceeds the amount that can be redeemed in fiscal 2000. Consequently, the Company estimates that it will be required to make redemptions in fiscal 2000, 2001, 2002, and 2003. The redemption price for shares is based upon their book value as of the end of the year preceding redemption. Cash to fund redemption of shares is provided from operations, patron deposits, issuance of shares and borrowings under the Company's credit lines.

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

     In 1996, the Company began assessing the application software of the Company to determine risk of Y2K failure. The assessment process was used to identify the business applications that would be at risk for potential century date impact and to prioritize the critical, moderate, and low risk applications for remediation or replacement. Applications that will be impacted by Y2K are scheduled for remediation or replacement. The Company is approximately 85% complete with replacing or remediating business critical applications, 75% complete with respect to applications that were identified as moderate risk and 50% complete as to low risk applications. The schedules for remediation or replacement are reviewed monthly by management. With the exception of one system that is being replaced and will be completed by December 1999, the Company expects that 100% of all critical and moderate risk applications will be completed by August 1999.

     The Company had decided to replace certain systems that were not Y2K compliant. The systems being replaced are older systems that would have been replaced prior to Y2K regardless of the non-compliant issue. The estimated total cost of the Y2K project, including replacement of the systems, is approximately $6.8 million. The estimated total cost of the new systems is approximately $3.1 million, which is being capitalized. The remaining $3.7 million has been or will be expensed. The total amount incurred on the project through May 29, 1999 was $5.4 million, of which $2.7 million related to the cost to remediate software, which cost has been expensed, and $2.7 million related to the replacement of systems including hardware.

     The Company has notified its members of the Y2K issues through newsletters, meetings, and discussions. Certified's Interactive Ordering Program, which allows retailers to order electronically, and CertiNet, which is a comprehensive in-store system, are Y2K compliant.

     The Y2K project team is also addressing interaction with vendors and the potential impact of Y2K issues. The Company has completed the upgrade and implementation of the Y2K compliant version of the Uniform Commercial Standard ("UCS") transactions. The Company is working with UCS vendors to make sure that processing of orders, invoices, and payments via electronic data interchange will be Y2K compliant. For those UCS vendors that are not ready for Y2K, the Company has a contingency plan that converts the vendor's data into Y2K compliant data before processing through the Company's systems.

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

     The Company has not initiated a formal confirmation process with its members or vendors on their state of readiness for Y2K. However, the Company has been meeting with its members during the last two years to raise their awareness of the potential for business interruption due to Y2K. Transactions with vendors are being reviewed vendor by vendor. The Company has established contingency plans that will convert member and vendor data into Y2K compliant data before processing through the Company's systems. Failure of the Company's members or vendors to be Y2K compliant could have a material adverse impact on the Company's operations. However, as discussed above, the Company is actively working with members and vendors to address the Y2K issues.

Results of Operations

     The following table sets forth selected financial data of the Company expressed as a percentage of sales for the periods indicated below:

                                               Thirteen Week Period     Thirty-nine Week Period
                                               --------------------     -----------------------
                                                   1999    1998              1999    1998
                                                   -----   -----             -----   -----
Net sales                                          100%    100%              100%    100%
Cost of sales                                      91.8    91.0              91.6    91.1
Distribution, selling and administrative            6.8     7.9               6.9     7.4
Operating income                                    1.4     1.1               1.5     1.5
Interest expense                                    0.6     0.7               0.6     0.7
Other income (expense)                              0.3     0.7               0.1     0.2
Estimated patronage dividends                       0.8     0.1               0.8     0.5
Earnings after dividends, before income taxes
   and extraordinary item                           0.3     1.0               0.2     0.5
Provision for income taxes                          0.1     0.4               0.1     0.2
Earnings before extraordinary item                  0.2     0.6               0.1     0.3
Extraordinary item, net of taxes                    0.0     0.2               0.0     0.1
Net earnings                                        0.2     0.4               0.1     0.2

Thirteen Week Period

Net sales

     Net sales totaled $460.0 million for the 1999 period as compared to $452.3 million in the 1998 period. The sales increase of $7.7 million represents a 1.7% increase over the 1998 period. The increase in sales is primarily related to the addition of North State Grocery Company as a member-patron in October 1998 and increased sales to the ongoing membership base. The increases in sales were partially offset by the elimination of sales to Hughes Family Markets, Inc. ("Hughes"), and Nob Hill General Store Inc. ("Nob Hill"). Hughes and Nob Hill were acquired by entities that have self-distribution programs.

Cost of sales

     In the 1999 period cost of sales were $422.4 million (91.8% of net sales) compared to $411.4 million (91.0% of net sales) in the 1998 period. The overall gross margin as a percentage of net sales is slightly lower compared to the 1998 period. The decrease in gross margin is due to increased claims expense in one of the Company's insurance subsidiaries and lower margins in the cooperative divisions.

Distribution, selling and administrative

     Distribution, selling and administrative expenses were $31.1 million (or 6.8% of net sales) in the 1999 period, as compared to $36.0 million (or 7.9% of net sales) in the 1998 period. The decrease in the 1999 period is due to reduced expenses in the cooperative divisions.

Interest

     Interest expense of $2.9 million (0.6% of net sales) in the 1999 period is comparable to the 1998 period which was $2.9 million (0.7% of net sales). Borrowings under the Company's Credit Agreements were higher during the 1999 period as compared to the 1998 period. The impact of the higher borrowings was offset by decreased interest rates in the 1999 period compared to the 1998 period due to the refinancing which was completed in April 1998.

Other income (expense)

     During the 1999 period, the Company sold its 10% investment in common stock of KV for $4.5 million. The sale resulted in a pretax gain of $1.5 million. Other income in the 1998 period was $3.3 million. In May 1998, the Company completed the sale of approximately 24 acres of property located in Commerce, California. This sale resulted in a gain (net of expenses related to the sale) of $3.2 million. Additionally, GCC periodically sells loans in its portfolio to a third party. These loan sales resulted in a net gain of $147,000 in the 1998 period.

Estimated patronage dividends

     Estimated patronage dividends totaled $3.5 million for the 1999 period as compared to $0.6 million for the 1998 period. The increase is due to improvements in distribution, selling and administrative expenses as discussed above.

Extraordinary item

     The extraordinary loss of $1.08 million, net of taxes, in the 1998 period is related to the early extinguishment of debt in connection with a $180.0 million refinancing transaction. This charge covers prepayment premiums paid and the write-off of financing costs relating to debt refinanced in the transaction.

Net earnings

     Net earnings for the 1999 period were $1.0 million compared to net earnings of $1.8 million for the 1998 period. Net earnings are generated by the Company's subsidiaries and nonpatronage activities, which do not distribute patronage dividends.

Thirty-nine Week Period

Net sales

     Net sales totaled $1.37 billion for the 1999 period and $1.4 billion in the 1998 period. The sales decrease of $32.4 million represents a 2.3% decrease over the 1998 period. The reduction in sales is primarily the result of reduced sales to Hughes and Nob Hill. Hughes and Nob Hill were acquired by entities that have self-distribution programs; accordingly, product supply to the Hughes and Nob Hill stores migrated into the corresponding self-distribution facilities in the period between March 1998 through November 1998. The volume lost as a result of the Hughes and Nob Hill transactions has been partially offset by the addition of North State Grocery Company as a member-patron in October 1998 and increased sales to the ongoing membership base.

Cost of sales

     In the 1999 period cost of sales were $1.3 billion (91.6% of net sales) compared to $1.3 billion (91.1% of net sales) in the 1998 period. The overall gross margin as a percentage of net sales is slightly lower compared to the comparable period in 1998. The decrease in gross margin is due to increased claims expense in one of the Company's insurance subsidiaries and lower margins in the cooperative divisions.

Distribution, selling and administrative

     Distribution, selling and administrative expenses were $94.8 million (or 6.9% of net sales) in the 1999 period, as compared to $103.7 million (or 7.4% of net sales) in the 1998 period. The decrease is due to efficiency improvements in warehouse and delivery expenses in the 1999 period, and nonrecurring charges relating to a settlement of litigation that occurred in the 1998 period.

Interest

     Interest expense decreased from $9.4 million (0.7% of net sales) in the 1998 period to $8.7 million (0.6% of net sales) in the 1999 period. The decrease is primarily due to lower interest rates associated with the $180.0 million refinancing completed in April 1998.


Other income (expense)

     During the 1999 period, the Company sold its 10% investment in common stock of KV for $4.5 million. The sale resulted in a pretax gain of $1.5 million. Other income in the 1998 period was $3.3 million. In May 1998, the Company completed the sale of approximately 24 acres of property located in Commerce, California. This sale resulted in a gain (net of expenses related to the sale) of $3.2 million. Additionally, GCC periodically sells loans in its portfolio to a third party. These loan sales resulted in a net gain of $147,000 in the 1998 period.

Estimated patronage dividends

     Estimated patronage dividends totaled $10.6 million for the 1999 period as compared to $8.0 million for the 1998 period. The increase is due to lower distribution, selling and administrative expenses, and interest expense, offset by lower gross margins.

Net earnings

     Net earnings for the 1999 period were $1.95 million compared to $3.0 million for the 1998 period. Net earnings are generated by the Company's subsidiaries and nonpatronage activities, which do not distribute patronage dividends.

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

                         Certified Grocers of California, Ltd.
                         -------------------------------------
                                     (Registrant)



                         By /s/  ALFRED A. PLAMANN
                            ----------------------
                                 Alfred A. Plamann
                                 President and Chief Executive Officer



                         By  /s/    RICHARD J. MARTIN
                            -------------------------
                                    Richard J. Martin
                                    Senior Vice President --
                                    Finance & Administration
                                    and Chief Financial Officer

Dated:  July 13, 1999