Form 10-Q/A
period 1999-02-27
CERTIFIED GROCERS OF CALIFORNIA LTD
filed 1999-09-10
CIK 320431

                      SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                                     10-QA
(Mark One)
[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

For the quarterly period ended     February 27, 1999
                               -----------------------------------

                                       OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

For the transition period from __________________ to _______________________

Commission file number  0-10815
------------------------------------------------------------------------------
                     Certified Grocers of California, Ltd.
             (Exact name of registrant as specified in its charter)

               California                                   95-0615250
(State or other jurisdiction of             (I.R.S. Employer Identification No.)
 incorporation or organization)

   5200 Sheila Street, Los Angeles                             90040
(Address of principal executive offices)                     (Zip Code)

                                (323) 264-5200
------------------------------------------------------------------------------
              Registrant's telephone number, including area code


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

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements
----------------------------

             CERTIFIED GROCERS OF CALIFORNIA, LTD. AND SUBSIDIARIES
                     CONDENSED CONSOLIDATED BALANCE SHEETS
                             (dollars in thousands)

                                                                                  February 27,
                                                                                      1999                           August 29,
                                                                                  (as restated)                         1998
                                                                                 ---------------                    -------------
                                                                                    (Unaudited)
ASSETS

Current:
  Cash and cash equivalents                                                         $  8,942                          $  4,105
  Accounts and notes receivable, net                                                  96,699                            95,672
  Inventories                                                                        136,960                           124,419
  Prepaid expenses                                                                     4,746                             4,744
  Deferred taxes                                                                       4,277                             3,853
                                                                                    --------                          --------
                  Total current assets                                               251,624                           232,793

Properties, at cost                                                                  177,858                           160,808
  Less, accumulated depreciation                                                     (99,518)                          (84,509)
                                                                                    --------                          --------
                                                                                      78,340                            76,299

Investments                                                                           38,232                            41,341
Notes receivable                                                                      17,756                            21,792
Other assets                                                                          41,291                            16,993
                                                                                    --------                          --------
       TOTAL ASSETS                                                                 $427,243                          $389,218
                                                                                    ========                          ========

LIABILITIES AND SHAREHOLDERS' EQUITY

Current:
  Accounts payable                                                                  $ 81,600                          $ 80,870
  Accrued liabilities                                                                 60,462                            51,767
  Notes payable                                                                        5,736                               743
  Patrons' excess deposits and estimated patronage dividends                          18,047                            13,630
                                                                                    --------                          --------
          Total current liabilities                                                  165,845                           147,010

Notes payable, due after one year                                                    144,332                           125,130
Long-term liabilities                                                                 23,565                            20,440
Patrons' deposits and certificates:
     Patrons' required deposits                                                       11,454                            12,147
     Subordinated patronage dividend certificates                                      5,986                             6,158
Shareholders' equity:
  Class A Shares                                                                       5,602                             5,479
  Class B Shares                                                                      54,404                            56,992
  Retained earnings                                                                   15,577                            15,685
  Net unrealized gain on appreciation of investments                                     534                               233
      Minimum pension liability adjustment                                               (56)                              (56)
                                                                                    --------                          --------
          Total shareholders' equity                                                  76,061                            78,333
                                                                                    --------                          --------
  TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY                                        $427,243                          $389,218
                                                                                    ========                          ========

        The accompanying notes are an integral part of these statements.

            CERTIFIED GROCERS OF CALIFORNIA, LTD. AND SUBSIDIARIES
           CONDENSED CONSOLIDATED STATEMENTS OF EARNINGS (UNAUDITED)
                            (dollars in thousands)

                                                              13 Weeks Ended                        26 Weeks Ended
                                                     -------------------------------      --------------------------------
                                                     February 27,                          February 27,
                                                         1999           February 28,           1999           February 28,
                                                     (as restated)          1998           (as restated)          1998
                                                     -------------     -------------        ------------      -------------
Net sales                                                $456,787           $462,007           $918,928           $948,960
                                                     -------------     -------------        ------------      -------------
Costs and expenses:
   Cost of sales                                          414,255            420,345            837,235            865,565
   Distribution, selling and administrative                35,208             33,821             67,457             67,715
                                                     --------------    -------------        ------------      -------------
Operating income                                            7,324              7,841             14,236             15,680

Interest expense                                           (2,981)            (3,292)            (5,837)            (6,507)
                                                     -------------     -------------        ------------      -------------
Earnings before estimated patronage dividends
   and provision for income taxes                           4,343              4,549              8,399              9,173
Estimated patronage dividends                              (3,808)            (3,618)            (7,071)            (7,410)
                                                     -------------     -------------        ------------      -------------

Earnings before income tax provision                          535                931              1,328              1,763
Provision for income taxes                                    162                299                412                584
                                                     -------------     -------------        ------------      -------------

Net earnings                                             $    373           $    632           $    916           $  1,179
                                                     =============     =============        ============      =============

        The accompanying notes are an integral part of these statements.

            CERTIFIED GROCERS OF CALIFORNIA, LTD. AND SUBSIDIARIES CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
    FOR THE TWENTY-SIX WEEKS ENDED FEBRUARY 27, 1999 AND FEBRUARY 28, 1998
                            (dollars in thousands)

                                                                                February 27,
                                                                                   1999                   February 28,
                                                                               (as restated)                  1998
                                                                               -------------              ------------
Cash flows from operating activities:
Net earnings                                                                    $    916                  $  1,179
   Adjustments to reconcile net earnings to net
      cash provided (utilized) by operating activities:
     Depreciation and amortization                                                 8,040                     7,253
     Deferred taxes                                                                 (424)
     (Gain) loss on disposal of properties                                           (28)                      171
     Decrease (increase) in assets:
        Accounts and notes receivable                                             (1,027)                    3,595
        Inventories                                                              (12,541)                    9,239
        Prepaid expenses                                                              (2)                     (471)
        Notes receivable                                                           1,384                    (2,684)
     Increase (decrease) in liabilities:
        Accounts payable                                                             730                   (27,243)
        Accrued liabilities                                                        8,695                    (2,102)
        Patrons' excess deposits and estimated
           patronage dividends                                                     4,417                     1,711
        Long-term liabilities, other                                               3,125                       732
                                                                              ----------                 ---------
Net cash provided (utilized) by operating activities                              13,285                    (8,620)
                                                                              ----------                 ---------


Cash flows from investing activities:
   Purchase of properties                                                         (8,997)                   (9,629)
   Proceeds from sales of properties                                                  43                     1,181
   Increase in other assets                                                      (25,397)                   (2,372)
   Investment in securities, net                                                   4,446                    (1,427)
   Proceeds from sale of notes receivable                                          2,652
                                                                              ----------                 ---------
Net cash utilized by investing activities                                        (27,253)                  (12,247)
                                                                              ----------                 ---------

Cash flows from financing activities:
   Additions to long-term notes payable                                           19,593                    26,548
   Additions to short-term notes payable                                           3,931
   Reduction of short-term notes payable                                            (365)                   (1,317)
   Decrease in members' required deposits                                           (693)                      (13)
   Redemption of patronage dividend certificates                                    (172)
   Repurchase of shares from members                                              (3,909)                   (3,802)
   Issuance of shares to members                                                     420                       260
                                                                              ----------                 ---------
Net cash provided by financing activities                                         18,805                    21,676
                                                                              ----------                 ---------

Net increase in cash and cash equivalents                                          4,837                       809
Cash and cash equivalents at beginning of year                                     4,105                     7,900
                                                                              ----------                 ---------
Cash and cash equivalents at end of period                                      $  8,942                  $  8,709
                                                                              ==========                 =========
Supplemental disclosure of cash flow information:
Cash paid during the period for:
   Interest                                                                     $  6,212                  $  6,632
   Income taxes                                                                 $    763                  $    700

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

3. The Company reclassified $391,000 from long-term to short-term debt (a noncash financing activity) for the twenty-six weeks ended February 27, 1999, in its Condensed Consolidated Statements of Cash Flows.

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

     The FASB issued SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities," which establishes accounting and reporting standards for derivative instruments, including certain derivative instruments embedded in other contracts, and for hedging activities. The statement requires that the Company recognize all derivatives as either assets or liabilities in the balance sheet and measure those instruments at fair value. As amended by SFAS No. 137, this statement is effective for all fiscal quarters of fiscal years beginning after June 15, 2000. Management is in the process of determining the effects on the Company's financial statements.

5. Prior to December 31, 1998, the Company owned an equity interest in SavMax Foods, Inc. ("SavMax"), a member-patron. SavMax is an operator of seven retail grocery stores with retail sales of approximately $110 million per year. The investment consisted of (a) 10% of the outstanding Series A common stock with an original cost of $2.5 million and (b) $6.3 million of 8.5% Series B cumulative redeemable preferred stock. The Company purchased the remaining common and preferred shares of SavMax as of December 31, 1998, for an aggregate purchase price of approximately $4.5 million (see note 9). The transaction also included an ongoing covenant not to compete from a selling shareholder, termination of the sellers' existing employment and consulting agreements and the entry into a consulting arrangement with a selling shareholder. The acquisition has been accounted for as a purchase pursuant to Accounting Principles Board Opinion No. 16, "Business Combinations." Accordingly, the consideration has been allocated to the assets and liabilities based on their relative fair values. The excess of the purchase price over the fair market value of the net assets was $23.4 million and was recorded as goodwill. Goodwill is based on SavMax's balance sheet dated January 2, 1999 and is subject to final determination based on real estate, leasehold and equipment valuation studies which are not yet complete. The results of the acquired business have been included in the consolidated financial statements from the effective date December 31, 1998 through February 27, 1999. Although SavMax has been consolidated, the Company's plans are to sell its investment to a qualified buyer(s) in the future.

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

9. Subsequent to the issuance of the Company's quarterly report on Form 10-Q for the nine months ended May 29, 1999, the Company's management determined to account for the acquisition of SavMax, as described in Note 5, as a purchase pursuant to Accounting Principles Board Opinion No. 16 "Business Combinations". As a result, the financial statements for the six-month period ended February 27, 1999 have been restated from the amounts previously reported to reflect the consolidation of SavMax with the Company. This restatement decreased current assets by $10,000 and increased total assets by $11,000. Shareholder's equity and net earnings each increased by $4.

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

Liquidity and Capital Resources

     The Company relies upon cash flow from operations, patron deposits, shareholdings, and borrowings under the Company's credit lines, to finance operations. Net cash provided by operating activities totaled $13.3 million for the first twenty-six weeks of fiscal 1999 (the "1999 period"). Net cash provided for the 1999 period is primarily due to decreased long-term notes receivable in the distribution operations, increased accrued liabilities in the distribution, insurance and SavMax operations, and increased long-term liabilities in the distribution and SavMax operations. Net cash utilized by operating activities totaled $8.6 million for the first twenty-six weeks of fiscal 1998 (the "1998 period"). Working capital was $85.8 million at February 27, 1999 and August 29, 1998. The Company's current ratio was 1.5 to 1 at February 27, 1999 and 1.6 to 1 at fiscal 1998 year end, respectively. Working capital varies primarily as a result of seasonal inventory requirements.

     Capital expenditures totaled $9.0 million in the first twenty-six weeks of fiscal 1999. The 1999 expenditures include purchases of computer equipment, leasehold improvements, warehouse equipment and retail store equipment.

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

Results of Operations

     The following table sets forth selected financial data of the Company expressed as a percentage of sales for the periods indicated below:

                                                     Thirteen Week Period            Twenty-six Week Period
                                                     --------------------            ----------------------
                                                     1999           1998             1999             1998
                                                     -----          -----            -----            -----
Net sales                                             100%           100%             100%             100%
Cost of sales                                        90.7           91.0             91.1             91.2
Distribution, selling and administrative              7.7            7.3              7.4              7.1
Operating income                                      1.6            1.7              1.5              1.7
Interest expense                                      0.7            0.7              0.6              0.7
Estimated patronage dividends                         0.8            0.8              0.8              0.8
Earnings after dividend and before income taxes       0.1            0.2              0.1              0.2
Provision for income taxes                            0.0            0.1              0.0              0.1
Net earnings                                          0.1            0.1              0.1              0.1

Thirteen Week Period

Net sales

          Net sales totaled $456.8 million for the 1999 period as compared to $462.0 million in the 1998 period. The sales decrease of $5.2 million represents a 1.1% decrease over the 1998 period. The reduction in sales is primarily the result of reduced sales to Hughes Family Markets, Inc. ("Hughes"), Nob Hill General Store Inc. ("Nob Hill"), and Megafood Stores ("Megafoods"). Hughes, Nob Hill, and Megafoods were acquired by entities that have self-distribution programs. The volume lost as a result of Hughes, Nob Hill, and Megafoods transactions has been partially offset by the addition of North State Grocery Company as a member-patron in October 1998 and increased sales to the ongoing membership base.

Cost of sales

          In the 1999 period cost of sales were $414.3 million (90.7% of net sales) compared to $420.3 million (91.0% of net sales) in the 1998 period. The overall gross margin as a percentage of net sales is slightly higher compared to the comparable period in 1998. The increase in gross margin is due to additional gross margin from retail sales generated by SavMax, which Certified acquired in December 1998. The increased margins were partially offset by increased claims expense of $2.0 million in one of Certified's insurance subsidiaries and lower margins in the cooperative divisions.

Distribution, selling and administrative

          Distribution, selling and administrative expenses were $35.2 million (or 7.7% of net sales) in the 1999 period, as compared to $33.8 million (or 7.3% of net sales) in the 1998 period. The increase is due to additional costs of $3.6 million related to retail operations of SavMax. These costs were partially offset by efficiency improvements in warehouse and delivery expenses in the 1999 period.

Interest

          Interest expense in the 1999 period is comparable to the 1998 period (0.7% of net sales). The $311,000 decrease is primarily due to lower interest rates associated with the $180.0 million refinancing completed in April 1998.

Estimated patronage dividends

          Estimated patronage dividends totaled $3.8 million for the 1999 period as compared to $3.6 million for the 1998 period. The increase is due to improvements in distribution, selling and administrative expenses and interest expense as discussed above.

Net earnings

          Net earnings for the 1999 period were $373,000 compared to net earnings of $632,000 for the 1998 period. Net earnings are generated by the Company's subsidiaries, which do not distribute patronage dividends. Accordingly, subsidiary earnings are retained by the Company in order to enhance the book value per share.


Twenty-six Week Period

Net sales

          Net sales totaled $918.9 million for the 1999 period as compared to $949.0 million in the 1998 period. The sales decrease of $30.0 million represents a 3.2% decrease over the 1998 period. The reduction in sales is primarily the result of reduced sales to Hughes and Nob Hill. Hughes and Nob Hill were acquired by entities that have self-distribution programs; accordingly, product supply to the Hughes and Nob Hill stores migrated into the corresponding self-distribution facilities in the period between March 1998 through November 1998. The $59 million volume lost as a result of the Hughes and Nob Hill transactions has been partially offset by $14.9 million from the addition of North State Grocery Company as a member-patron in October 1998 and increased sales to the ongoing membership base.

Cost of sales

          In the 1999 period cost of sales were $837.2 million (91.1% of net sales) compared to $865.6 million (91.2% of net sales) in the 1998 period. The overall gross margin as a percentage of net sales is slightly higher compared to the comparable period in 1998. The increase in gross margin is due to additional gross margin from retail sales generated by SavMax, which Certified acquired in December 1998. The increased margins were partially offset by increased claims expense of $3.2 million in one of Certified's insurance subsidiaries and lower margins in the cooperative divisions.

Distribution, selling and administrative

          Distribution, selling and administrative expenses were $67.5 million (or 7.4% of net sales) in the 1999 period, as compared to $67.7 million (or 7.1% of net sales) in the 1998 period. The increase as a percentage of sales is due to additional costs of $3.6 million related to retail operations of SavMax. These costs were partially offset by efficiency improvements in warehouse and delivery expenses in the 1999 period.

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

Net earnings

          Net earnings for the 1999 period were $916,000 compared to net earnings of $1,179,000 for the 1998 period. Net earnings are generated by the Company's subsidiaries, which do not distribute patronage dividends. Accordingly, subsidiary earnings are retained by the Company in order to enhance the book value per share.


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

                     Certified Grocers of California, Ltd.
                     -------------------------------------
                                  (Registrant)



Dated:  September 10, 1999          By   ALFRED A. PLAMANN
                                      --------------------------------
                                         Alfred A. Plamann
                                         President and
                                         Chief Executive Officer



                                    By   RICHARD J. MARTIN
                                      --------------------------------
                                         Richard J. Martin
                                         Senior Vice President --
                                         Finance & Administration
                                         and Chief Financial Officer