Form 10-Q/A
period 1999-05-29
CERTIFIED GROCERS OF CALIFORNIA LTD
filed 1999-09-10
CIK 320431

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                                     10-QA
(Mark One)
[ X ] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

For the quarterly period ended     May 29, 1999
                               -------------------------------
                                       OR
[   ]  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
       EXCHANGE ACT OF 1934.

For the transition period from               to
                               --------------   ------------------------

Commission file number  0-10815
---------------------------------------------------------------------------


                     Certified Grocers of California, Ltd.
---------------------------------------------------------------------------
             (Exact name of registrant as specified in its charter)


          California                               95-0615250
---------------------------------------------------------------------------
(State or other jurisdiction of      (I.R.S.  Employer Identification No.)
incorporation or organization)


5200 Sheila Street, Los Angeles                          90040
---------------------------------------------------------------------------
(Address of principal executive offices)              (Zip Code)

                                (323) 264-5200
---------------------------------------------------------------------------
               Registrant's telephone number, including area code

---------------------------------------------------------------------------
   (Former Name, former address and former fiscal year, if changed since last report)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing
requirements for the past 90 days.                    Yes  X   No
                                                          ----    ----

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

Item 1. Financial Statements
----------------------------

             CERTIFIED GROCERS OF CALIFORNIA, LTD. AND SUBSIDIARIES
                     CONDENSED CONSOLIDATED BALANCE SHEETS
                             (dollars in thousands)


                                                                                     May 29,
                                                                                      1999                           August 29,
                                                                                  (as restated)                         1998
                                                                           -----------------------            ---------------------
ASSETS                                                                             (Unaudited)
Current:
  Cash and cash equivalents                                                               $  8,401                         $  4,105
  Accounts and notes receivable, net                                                       105,152                           95,672
  Inventories                                                                              140,192                          124,419
  Prepaid expenses                                                                           6,950                            4,744
  Deferred taxes                                                                             4,277                            3,853
                                                                           -----------------------            ---------------------
                  Total current assets                                                     264,972                          232,793

Properties, at cost                                                                        178,585                          160,808
  Less, accumulated depreciation                                                           (99,308)                         (84,509)
                                                                           -----------------------            ---------------------
                                                                                            79,277                           76,299

Investments                                                                                 35,707                           41,341
Notes receivable                                                                            19,090                           21,792
Other assets                                                                                42,350                           16,993
                                                                           -----------------------            ---------------------
       TOTAL ASSETS                                                                       $441,396                         $389,218
                                                                           =======================            =====================

LIABILITIES AND SHAREHOLDERS' EQUITY

Current:
  Accounts payable                                                                        $ 85,831                         $ 80,870
  Accrued liabilities                                                                       62,209                           51,767
  Current portion of notes payable                                                           5,798                              743
  Patrons' excess deposits and estimated patronage dividends                                14,433                           13,630
                                                                           -----------------------            ---------------------
          Total current liabilities                                                        168,271                          147,010

Notes payable, due after one year                                                          150,792                          125,130
Long-term liabilities, other                                                                24,149                           20,440
Patrons' deposits and certificates:
     Patrons' required deposits                                                             15,509                           12,147
     Subordinated patronage dividend certificates                                            5,986                            6,158
Shareholders' equity:
  Class A Shares                                                                             5,622                            5,479
  Class B Shares                                                                            54,404                           56,992
  Retained earnings                                                                         16,557                           15,685
      Accumulated other comprehensive earnings                                                 106                              177
                                                                           -----------------------            ---------------------
          Total shareholders' equity                                                        76,689                           78,333
                                                                           -----------------------            ---------------------
  TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY                                              $441,396                         $389,218
                                                                           =======================            =====================


        The accompanying notes are an integral part of these statements.

                                CERTIFIED GROCERS OF CALIFORNIA, LTD. AND SUBSIDIARIES
                 CONSOLIDATED CONDENSED STATEMENTS OF EARNINGS AND COMPREHENSIVE EARNINGS  (UNAUDITED)
                                                (dollars in thousands)

                                                              13 Weeks Ended                     39 Weeks Ended
                                                    -------------------------------     -----------------------------
                                                          May 29,          May 30,          May 29,           May 30,
                                                           1999             1998             1999              1998
                                                    ----------------   -------------    -----------------   ---------------
                                                       (as restated)                        (as restated)
Net sales                                                  $462,603       $452,259            $1,381,531         $1,401,219
                                                    ----------------   -------------    -----------------   ---------------
Costs and expenses:
   Cost of sales                                            419,059        411,395             1,256,294          1,276,960
   Distribution, selling and administrative                  36,929         35,982               104,386            103,697
                                                    ----------------   -------------    -----------------   ---------------
Operating income                                              6,615          4,882                20,851             20,562
Interest expense                                             (2,979)        (2,937)               (8,816)            (9,444)
Other income (expense), net                                   1,500          3,347                 1,500              3,347
                                                    ----------------   -------------    -----------------   ---------------
Earnings before patronage dividends, provision for
 income taxes and extraordinary item                          5,136          5,292                13,535             14,465
Patronage dividends                                          (3,509)          (576)              (10,580)            (7,986)
                                                    ----------------   -------------    -----------------   ---------------
Earnings before provision for income taxes and
 extraordinary item                                           1,627          4,716                 2,955              6,479
Provision for income taxes                                      609          1,789                 1,021              2,373
                                                    ----------------   -------------    -----------------   ---------------
Earnings before extraordinary item                            1,018          2,927                 1,934              4,106
Extraordinary item (net of income taxes of $714)                  0          1,079                     0              1,079
                                                    ----------------   -------------    -----------------   ---------------
Net earnings                                                  1,018          1,848                 1,934              3,027
                                                    ----------------   -------------    -----------------   ---------------

Other comprehensive earnings, net of income tax:
     Unrealized holding (losses) gains                         (372)           (45)                  (71)               109
                                                    ----------------   -------------    -----------------   ---------------
 Comprehensive earnings                                    $    646       $  1,803            $    1,863         $    3,136
                                                    ================   =============    =================   ===============

        The accompanying notes are an integral part of these statements.

                                    CERTIFIED GROCERS OF CALIFORNIA, LTD. AND SUBSIDIARIES
                                 CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS (UNAUDITED)
                               FOR THE THIRTY-NINE  WEEKS ENDED MAY 29, 1999 AND  MAY 30, 1998
                                                    (dollars in thousands)
                                                                                                     May 29,
                                                                                                      1999           May 30,
                                                                                                  (as restated)       1998
                                                                                           ---------------------  -------------
Cash flows from operating activities:
Net earnings                                                                                         $  1,934       $   3,027
   Adjustments to reconcile net earnings to net
        cash provided (utilized) by operating activities:
      Depreciation and amortization                                                                    12,300          11,163
      Deferred taxes                                                                                     (424)
      Gain on sale of investment and disposal of properties, net                                       (1,490)         (3,078)
   (Increase) decrease in assets:
      Accounts and notes receivable                                                                    (5,178)          8,248
      Inventories                                                                                     (10,413)          9,025
      Prepaid expenses                                                                                 (1,937)            151
      Notes receivable                                                                                  3,650          (3,958)
    Increase (decrease) in liabilities:
      Accounts payable                                                                                    877         (43,744)
      Accrued liabilities                                                                              10,442          (2,878)
      Patrons' excess deposits and estimated patronage dividends                                          803            (924)
      Long-term liabilities, other                                                                      3,709           1,664
                                                                                                  -----------    ------------
Net cash provided (utilized) by operating activities                                                  (14,273)        (21,304)
                                                                                                  -----------    ------------
Cash flows from investing activities:
   Purchase of properties                                                                             (11,752)        (17,596)
   Proceeds from sales of properties                                                                       61          11,914
   Increase in other assets                                                                           (25,847)         (2,455)
   Investment in securities, net                                                                        4,499          (3,546)
   Proceeds from sale of notes receivable                                                               2,652           2,780
   Acquisition of net assets from wholesale distribution company*                                      (8,954)
                                                                                                  -----------    ------------
Net cash utilized by investing activities                                                             (39,341)         (8,903)
                                                                                                  -----------    ------------
Cash flows from financing activities:
   Additions to long-term notes payable                                                                26,605         135,000
   Reduction of long-term notes payable                                                                               (90,344)
   Additions to short-term notes payable                                                                3,628
   Reduction of short-term notes payable                                                                 (552)        (11,151)
   Redemption of patronage dividend certificates                                                         (172)
   Increase (decrease) in members' required deposits                                                    3,362            (242)
   Repurchase of shares from members                                                                   (4,093)         (4,100)
   Issuance of shares to members                                                                          586             400
                                                                                                  -----------    ------------
Net cash provided by financing activities                                                              29,364          29,563
                                                                                                  -----------    ------------
Net increase (decrease) in cash and cash equivalents                                                    4,296            (644)
Cash and cash equivalents at beginning of year                                                          4,105           7,900
                                                                                                  -----------    ------------
Cash and cash equivalents at end of period                                                           $  8,401       $   7,256
                                                                                                  ===========    ============
Supplemental disclosure of cash flow information:
Cash paid during the period for:
   Interest                                                                                          $  9,344       $10,210
   Income taxes                                                                                      $    763       $ 1,497
*Acquisition of net assets from wholesale distribution company:
   Working capital, other than cash                                                                   ($5,847)
   Property, plant and equipment                                                                       (1,734)
   Other assets                                                                                        (1,373)
                                                                                                  -----------
  Net cash effect due to acquisition of net assets from wholesale distribution company                ($8,954)
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

3. The Company reclassified $943,000 from long-term to short-term debt (a noncash financing activity) for the thirty-nine weeks ended May 29, 1999, in its Condensed Consolidated Statements of Cash Flows.

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

     5. Prior to December 31, 1998, the Company owned an equity interest in SavMax Foods, Inc. ("SavMax"), a member-patron. SavMax is an operator of seven retail grocery stores with retail sales of approximately $110 million per year. The investment consisted of (a) 10% of the outstanding Series A common stock with an original cost of $2.5 million and (b) $6.3 million of 8.5% Series B cumulative redeemable preferred stock. The Company purchased the remaining common and preferred shares of SavMax as of December 31, 1998, for an aggregate purchase price of approximately $4.5 million (see note 10). The transaction also included an ongoing covenant not to compete from a selling shareholder, termination of the sellers' existing employment and consulting agreements and the entry into a consulting arrangement with a selling shareholder. The acquisition has been accounted for as a purchase pursuant to Accounting Principles Board Opinion No. 16, "Business Combinations." Accordingly, the consideration has been allocated to the assets and liabilities based on their relative fair values. The excess of the purchase price over the fair market value of the net assets was $23.4 million and was recorded as goodwill. Goodwill is based on SavMax's balance sheet dated January 2, 1999 and is subject to final determination based on real estate, leasehold and equipment valuation studies which are not yet complete. The results of the acquired business have been included in the consolidated financial statements from the effective date December 31, 1998 through May 29, 1999. Although SavMax has been consolidated, the Company's plans are to sell its investment to a qualified buyer(s) in the future.

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

10. Subsequent to the issuance of the Company's quarterly report on Form 10-Q for the nine months ended May 29, 1999, the Company's management determined to account for the acquisition of SavMax, as described in Note 5, as a purchase pursuant to Accounting Principles Board Opinion No. 16 "Business Combinations". As a result, the financial statements for the nine-month period ended May 29, 1999 have been restated from the amounts previously reported to reflect the consolidation of SavMax with the Company. This restatement decreased current assets by $6,500 and increased total assets by $14,000. Shareholder's equity and net earnings each decreased by $16.

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

Liquidity and Capital Resources

     The Company relies upon cash flow from operations, patron deposits, shareholdings, and borrowings under the Company's credit lines, to finance operations. Net cash provided by operating activities totaled $14.3 million for the first thirty-nine weeks of fiscal 1999 (the "1999 period"). Net cash provided for the 1999 period is primarily due to decreased long-term notes receivable in the distribution operations, increased accrued liabilities in the distribution, insurance and SavMax operations, and increased long-term liabilities in the distribution and SavMax operations. Net cash utilized by operating activities totaled $21.3 million for the first thirty-nine weeks of fiscal 1998 (the "1998 period"). At May 29, 1999, working capital was $96.7 million, as compared to $85.8 million at August 29, 1998. The Company's current ratio was 1.6 to 1 at May 29, 1999 and August 29, 1998. Working capital varies primarily as a result of seasonal inventory requirements.

     Capital expenditures totaled $11.8 million in the first thirty-nine weeks of fiscal 1999. The 1999 expenditures include purchases of computer equipment, leasehold improvements, warehouse equipment and retail store equipment.

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

Results of Operations

     The following table sets forth selected financial data of the Company expressed as a percentage of sales for the periods indicated below:

                                               Thirteen Week Period  Thirty-nine Week Period
                                               --------------------  -----------------------

                                                 1999         1998      1999        1998
                                               --------------------  -----------------------
Net sales                                         100%         100%      100%        100%
Cost of sales                                    90.6         91.0      90.9        91.1
Distribution, selling and administrative          8.0          7.9       7.6         7.4
Operating income                                  1.4          1.1       1.5         1.5
Interest expense                                  0.6          0.7       0.6         0.7
Other income (expense)                            0.3          0.7       0.1         0.2
Estimated patronage dividends                     0.8          0.1       0.8       0.5
Earnings after dividends, before income taxes
   and extraordinary item                         0.3          1.0       0.2         0.5
Provision for income taxes                        0.1          0.4       0.1         0.2
Earnings before extraordinary item                0.2          0.6       0.1         0.3
Extraordinary item, net of taxes                  0.0          0.2       0.0         0.1
Net earnings                                      0.2          0.4       0.1         0.2

Thirteen Week Period

Net sales

          Net sales totaled $462.6 million for the 1999 period as compared to $452.3 million in the 1998 period. The sales increase of $10.3 million represents a 2.3% increase over the 1998 period. The increase in sales is primarily related to the addition of North State Grocery Company as a member-patron in October 1998 and increased sales to the ongoing membership base. The increases in sales were partially offset by the elimination of sales to Hughes Family Markets, Inc. ("Hughes"), and Nob Hill General Store Inc. ("Nob Hill"). Hughes and Nob Hill were acquired by entities that have self-distribution programs.

Cost of sales

          In the 1999 period cost of sales were $419.1 million (90.6% of net sales) compared to $411.4 million (91.0% of net sales) in the 1998 period. The overall gross margin as a percentage of net sales is slightly higher compared to the comparable period in 1998. The increase in gross margin is due to additional gross margin from retail sales generated by SavMax, which Certified acquired in December 1998. The increased margins were partially offset by increased claims expense of $0.8 million in one of Certified's insurance subsidiaries and lower margins in the cooperative divisions.

Distribution, selling and administrative

          Distribution, selling and administrative expenses were $36.9 million (or 8.0% of net sales) in the 1999 period, as compared to $36.0 million (or 7.9% of net sales) in the 1998 period. The increase is due to additional costs of $5.7 million related to retail operations of SavMax. These costs were partially offset by efficiency improvements in warehouse and delivery expenses in the 1999 period, and nonrecurring charges relating to a settlement of litigation that occurred in the 1998 period.

Interest

          Interest expense of $3.0 million (0.6% of net sales) in the 1999 period is comparable to the 1998 period which was $2.9 million (0.7% of net sales). Borrowings under the Company's Credit Agreements were higher during the 1999 period as compared to the 1998 period. The impact of the higher borrowings was offset by decreased interest rates in the 1999 period compared to the 1998 period due to the refinancing which was completed in April 1998.

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

Estimated patronage dividends

          Estimated patronage dividends totaled $3.5 million for the 1999 period as compared to $0.6 million for the 1998 period. The increase is due to efficiency improvements in warehouse and delivery expenses in the cooperative divisions in the 1999 period, and nonrecurring charges relating to a settlement of litigation that occurred in the 1998 period as discussed above.

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

Thirty-nine Week Period

Net sales

          Net sales totaled $1.38 billion for the 1999 period and $1.4 billion in the 1998 period. The sales decrease of $19.7 million represents a 1.4% decrease over the 1998 period. Hughes Markets and Nob Hill Markets were acquired by entities that have self-distribution programs; accordingly, product supply to the Hughes and Nob Hill stores migrated into the corresponding self-distribution facilities in the period between March 1998 through November 1998. The $81.3 million sales volume lost as a result of the Hughes and Nob Hill transactions has been partially offset by $24.8 million from the addition of North State Grocery Company as a member-patron in October 1998 and increased sales to the ongoing membership base.

Cost of sales

          In the 1999 period cost of sales were $1.3 billion, or 90.9% of net sales, compared to $1.3 billion, or 91.1% of net sales, in the 1998 period. The overall gross margin as a percentage of net sales is slightly higher compared to the comparable period in 1998. The increase in gross margin is due to additional gross margin from retail sales generated by SavMax, which Certified acquired in December 1998. The increased margins were partially offset by increased claims expense of $4.0 million in one of Certified's insurance subsidiaries and lower margins in the cooperative divisions.

Distribution, selling and administrative

          Distribution, selling and administrative expenses were $104.4 million, or 7.6% of net sales in the 1999 period, as compared to $103.7 million, or 7.4% of net sales, in the 1998 period. The increase is due to additional costs of $9.3 million related to retail operations of SavMax. These costs were partially offset by efficiency improvements in warehouse and delivery expenses in the 1999 period, and nonrecurring charges relating to a settlement of litigation that occurred in the 1998 period.

Interest

          Interest expense decreased from $9.4 million, or 0.7% of net sales, in the 1998 period to $8.8 million, or 0.6% of net sales, in the 1999 period. The decrease is due to lower interest rates associated with the $180.0 million refinancing completed in April 1998. Interest rates related to the senior notes and revolving credit in the 1998 period were 8.29% and 6.91% in the 1999 period.

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

Net earnings

          Net earnings for the 1999 period were $1.93 million compared to $3.0 million for the 1998 period. Net earnings are generated by the Company's subsidiaries and nonpatronage activities, which do not distribute patronage dividends.

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

                     Certified Grocers of California, Ltd.
                     -------------------------------------
                                  (Registrant)



Dated:  September 10, 1999          By   ALFRED A. PLAMANN
                                       ----------------------------
                                             Alfred A. Plamann
                                                President and
                                           Chief Executive Officer



                                    By      RICHARD J. MARTIN
                                       ----------------------------
                                             Richard J. Martin
                                          Senior Vice President --
                                          Finance & Administration
                                          and Chief Financial Officer