Form 10-K
period 1999-08-28
UNIFIED WESTERN GROCERS INC
filed 1999-11-19
CIK 320431

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

(Mark One)

[X] Annual report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the fiscal year ended August 28, 1999

[ ] Transition report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

-------------------------------------------------------------------------------

                                                 Commission file number 0-10815

                                                  UNIFIED WESTERN GROCERS, INC.

                         (Exact name of registrant as specified in its charter)

                                                                     CALIFORNIA

                 (State or other jurisdiction of incorporation or organization)

-------------------------------------------------------------------------------

(Address of principal executive offices) (Zip Code)
5200 Sheila Street, Commerce, CA 90040

I.R.S. Employer Identification No.: 95-0615250

Registrant's telephone number, including area code: (323) 264-5200

Securities registered pursuant to Section 12(b) of the Act: None

Securities registered pursuant to Section 12(g) of the Act:

-------------------------------------------------------------------------------

 TITLE OF EACH CLASS NAME OF EACH EXCHANGE

------------------------------------------
 Class A Shares      None
 Class B Shares      None

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

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ]

The Company's shares are not publicly traded and therefore market value is not readily ascertainable.

The number of shares outstanding of each of the registrant's classes of common stock, as of October 29, 1999 were as follows:

Class A: 64,753 shares        Class B: 395,674 shares        Class C: 24 shares

-------------------------------------------------------------------------------

DOCUMENTS INCORPORATED BY REFERENCE: Portions of the proxy statement for the 2000 annual meeting in Part III.

-------------------------------------------------------------------------------

TABLE OF CONTENTS

 ITEM                                                                      PAGE
-------------------------------------------------------------------------------
PART I

 1.   Business..........................................................     3
 2.   Properties........................................................    10
 3.   Legal Proceedings.................................................    10
 4.   Submission of Matters to a Vote of Security Holders...............    10

PART II

      Market for Registrant's Common Equity and Related Shareholder
 5.   Matters...........................................................    11
 6.   Selected Financial Data...........................................    11
      Management's Discussion and Analysis of Financial Condition and
 7.   Results of Operations.............................................    11
 7a.  Quantitative and Qualitative Disclosures About Market Risk........    16
 8.   Financial Statements..............................................    17
      Changes in and Disagreements with Accountants on Accounting and
 9.   Financial Disclosure..............................................    43

PART III

 10.  Directors and Executive Officers of the Registrant................    44
 11.  Executive Compensation............................................    45
 12.  Security Ownership of Certain Beneficial Owners and Management....    45
 13.  Certain Relationships and Related Transactions....................    45

PART IV

 14.  Exhibits, Financial Statement Schedules, and Reports on Form 8-K..    46
 Signatures..............................................................   51

                        INFORMATION CONCERNING UNIFIED

PART 1

ITEM 1. BUSINESS

On September 27, 1999, the shareholders of Certified Grocers of California, Ltd. ("Certified") and United Grocers, Inc. ("United") (a grocery cooperative headquartered in Portland, Oregon) approved a merger agreement in which United merged with a wholly owned subsidiary of Certified. The merger became effective on September 29, 1999. In connection with the merger, Certified Grocers of California, Ltd. changed its name to Unified Western Grocers, Inc. (the "Company" or "Unified"). Unified's historical financial information contained herein does not include information with respect to United.

GENERAL

Unified is a grocery wholesaler serving supermarket operators in California, Oregon, Western Washington, Nevada, Arizona, Hawaii and various foreign countries in the South Pacific and elsewhere. In addition to offering dry grocery, frozen food, deli, meat, dairy, bakery, gourmet/specialty foods and general merchandise products, Unified also provides finance, insurance, store design, security services, information services and real estate services to its patrons. Products and services available to patrons may differ depending upon location. Unified offers egg and produce programs in areas formerly served by United. Unified's marketing platform is built on offering its patrons greater value than found elsewhere by combining competitive pricing with superior selection, quality, service and convenience.

A California corporation organized in 1922 and incorporated in 1925, Unified does business primarily with those patrons who qualify and have been accepted as "member-patrons." Unified is owned by its member-patrons who are primarily independent grocers. Unified is operated as, and, with the exception of certain subsidiaries, is taxed on a cooperative basis. The primary businesses operated by Unified's subsidiary companies include the distribution of specialty products and the sale of insurance, finance and store planning services primarily to operators of retail food stores. Unified establishes minimum purchase requirements for the member-patrons, which may be modified from time to time. Patrons not meeting member-patron purchasing requirements conduct business with Unified either as "associate-patrons" or as customers on a non-patronage basis. The earnings of Unified's subsidiaries are generally retained by Unified, while the earnings of the parent company attributable to business conducted with its members are generally distributed to its patrons in the form of patronage dividends. The benefit of this structure is that taxes are paid on the Unified patronage earnings only once, that is, when notice of a patronage dividend payout is received by the patron.

WHOLESALE DISTRIBUTION

Unified's wholesale distribution business represented approximately 98% and 95% of sales for the fiscal years ended August 29, 1998 and August 28, 1999, respectively. The wholesale business includes a broad range of branded and private label products in dry grocery, frozen, delicatessen, general merchandise, boxed meat, service deli, ice cream, bakery and dairy.

Unified distributes its various product lines from warehouse and manufacturing complexes located in Los Angeles, Commerce, Stockton, Hayward, Fresno, Modesto and Tracy, California and in Portland, Oregon. Unified expects to consolidate warehouse facilities in Northern California and to concentrate Northern California operations in Stockton, Fresno and Hayward.

Unified sells a full line of branded grocery and nonfood items supplied by unrelated manufacturers and also sells merchandise under its own private labels, including the Springfield, Gingham, Special Value, La Corona, and Golden Creme trade names. To former members of United, Unified sells private label brand goods under the Western Family, Home & Garden, Valley Fare and Better Buy labels. Unified also operates its own bakery and dairy facilities in Southern California. Unified is not dependent upon any single source of supply in any of its businesses, except for the dairy. Most of the raw milk used in production is purchased from a dairy cooperative which provides such products at prices established by the State of California. Management believes that alternative suppliers are available for substantially all of Unified's products and that the loss of any one supplier would not have a material adverse effect on Unified's business.

During the course of its business, Unified enters into supply agreements with certain members of Unified. These agreements require the member to purchase certain agreed amounts of its merchandise requirements from Unified and obligate Unified to supply such merchandise under agreed terms and conditions relating to such matters as pricing and delivery. The terms and conditions in such supply agreements may vary from standard terms and conditions, and vary in terms and length.

SUPPORT BUSINESSES

Unified's retail support businesses collectively accounted for approximately 2% and 1% of Unified's total sales for fiscal years ended August 29, 1998 and August 28, 1999, respectively. These retail support operations include Grocers Capital Company ("GCC"), which provides financing for inventory purchases, equipment purchases, store remodeling and new store acquisitions, and Grocers Equipment Company, which provides store planning and development services and equipment to Unified's customers. Unified also provides insurance brokerage services for retailers through Grocers and Merchants Insurance Services, Inc., and underwrites selected insurance risks through two insurance subsidiaries. By reason of the United merger, Unified operates retail support services in Oregon and Northern California, including United Resources, Inc., which offers financial services to members, retail development services for advertising groups offering "chain"-like identity, and technology, security, accounting and training services.

RETAIL BUSINESS

Unified, through its subsidiaries, currently owns all of the common stock of SavMax Foods, Inc. ("SavMax") which operates seven retail grocery stores in Northern California. Unified acquired SavMax as of December 31, 1998. Retail sales for the period December 31, 1998 through August 28, 1999 were $75 million. The retail sales represented approximately 4% of sales for fiscal year ended August 28, 1999. The ownership of SavMax is temporary. Unified plans to sell the retail operations to one or more qualified buyers and secure the volume within the cooperative membership. Periodically, Unified makes investments in retail grocery businesses and temporarily manages these businesses until a suitable new owner can be located.

In May 1999, Unified entered into an agreement to purchase certain assets related to 32 stores being divested in connection with Albertson's, Inc.'s merger with American Stores, Inc. The acquisition was completed in October, 1999. Unified sold or otherwise permitted the direct transfer of 26 of these stores to Unified members coincident with the closing of the transaction. The remaining six stores will be retained and operated by Unified until suitable buyers are identified.

RETAIL DEVELOPMENT

Unified offers a banner store program designed to convert older stores into state-of-the-art retail operations. Operating under the common name "Apple Markets", the stores are owned and operated by patrons of Unified or by Unified. Unified intends them to have the look of a chain store because each store carries the same name and logo and utilizes the same design layout.

COMPETITION

The food industry is characterized by intense competition and low profit margins. In order to compete effectively, Unified must provide its patrons with the capability to meet rapidly fluctuating competitive market prices, provide a wide range of perishable and nonperishable products, make prompt and efficient deliveries, and provide the services which are required by modern market operations. Unified competes with local, regional and national grocery wholesalers and with a number of major manufacturers which market their products directly to retailers. Unified's success is dependent upon its ability to supply food, general merchandise and services to its patrons in a cost-effective manner and upon the ability of its independent retail customers to compete with large chain store operations.

CUSTOMERS

Unified's patrons are primarily retail grocery store operators ranging in size from single store operators to multiple store chains. Unified's largest customer and ten largest customers accounted for approximately 5% and 31%, 6% and 31%, and 6% and 28% of net sales for fiscal 1997, 1998, and 1999, respectively.

CAPITAL STOCK

Class A Shares. Class A Shares are issued to and may be held only by member-patrons of Unified. In order to qualify for and retain membership as a member-patron, a person or other entity (1) must patronize Unified in amounts and in a manner as may be established by the board of directors; (2) must have approved financial standing; (3) must make application in such form as is prescribed; and (4) must be accepted as a member after approval by the board of directors.

Unified requires that each of its member-patrons acquire 100 Class A Shares. The price for these shares is the book value per share of the outstanding shares at the close of the fiscal year ended prior to purchase. Those former United shareholders who received less than 100 Class A Shares in the merger and meet the member-patron minimum purchase requirement are required to purchase additional Class A Shares in order to maintain member-patron status. Unified has agreed to repurchase Class A Shares received in the merger by former United shareholders who do not maintain member-patron status at a price equal to the book value as of April 2, 1999 of United shares for which they were exchanged ($57.90 per United share). Class A Shares have the right to elect approximately 80% of the authorized directors of Unified.

Class B Shares. Each holder of Class A Shares is also required to hold a number of Class B Shares determined by the board of directors of Unified. The board of directors establishes the number of Class B Shares that each member-patron must hold, whether based on average weekly purchases or on some other basis. Ownership of Class B Shares is limited to member-patrons or former member-patrons who have tendered these shares to Unified for redemption. The holders of Class B Shares currently have the right to elect approximately 20% of the authorized number of directors. Except as provided above or by California law, the holders of Class B Shares do not have any other voting rights.

Unified requires each member-patron to acquire Class B Shares having combined issuance values in an amount equal to the member-patron's required subordinated cash deposit.

Class B Shares are generally issued to a new member-patron as part of the patronage dividends paid to the member-patron over a period of five consecutive fiscal years, beginning with the second fiscal year following admission as a member-patron. The Class B issuance formula provides that the member-patron will hold Class B Shares having issuance values equal to 20% of the member-patron's Class B Share requirement after the first full year of patronage dividend, 40% of the Class B Share requirement after the second patronage dividend, and so on until the member-patron reaches 100% of its Class B Share requirement after the fifth patronage dividend.

If following the issuance of Class B Shares as part of the patronage dividend for any given fiscal year, the member-patron would not hold Class B Shares having combined issuance values equal to the amount of Class B Shares required to be held by the member-patron, then additional Class B Shares will be issued to the member-patron in a quantity sufficient to achieve the required amount. Issuance of these additional Class B Shares will be paid for by reinvestment of 80% of the patronage dividend and secondly, charging the member-patron's cash deposit account in an amount equal to the issuance value of the additional Class B Shares.

Member-patrons who were former United members and did not receive sufficient Class B Shares in the merger to meet the minimum Class B Share ownership deposit requirements have the following alternatives: (i) provide a cash deposit for the deficiency; or (ii) purchase additional Class B Shares to cover the deficiency; or (iii) assign 80% of the patronage dividends the shareholder will receive in the future to Unified to purchase Class B Shares for the account of the shareholder until the deficiency is eliminated. During that period, Unified will require the member to purchase at least the percentage of product purchased during the most recent 12 month period under a supply agreement with Unified.

Class C Shares. Class C Shares are held by members of the board of directors. Each board member purchases one Class C Share for $10. Class C Shares are nonvoting shares and share in liquidation only to the extent of $10 per share.

REDEMPTION OF CAPITAL STOCK

Class A Shares and Class B Shares held by a shareholder who is no longer a qualified and active member-patron will be redeemed at the book value of the Company as of the close of the fiscal year last ended prior to termination of member status. However, with respect to terminations occurring prior to September 30, 2000, the repurchase price will be Unified's book value at the fiscal year end prior to the effective date of the merger. There is no obligation to redeem Class B Shares of terminated members until after September 27, 2002.

Until September 27, 2002, Unified will redeem excess Class B Shares at the option of the shareholder, at either:

  . an amount equal to Unified's book value as of the close of the fiscal year prior to the effective date of the merger; or

  . an amount equal to the book value as of the close of the fiscal year prior to the date the shares are tendered to the Company for repurchase, provided the repurchase price will not be paid until after the end of the third full fiscal year following the effective date of the merger.

After September 27, 2002, Unified will repurchase excess Class B Shares tendered for redemption at the book value as of the close of the fiscal year prior to the date the shares are tendered for repurchase.

During the period beginning on the effective date of the merger and ending January 28, 2001, Unified will repurchase excess Class B Shares received in the merger tendered for redemption which are held by former shareholders of United at the book value as of April 2, 1999 of the shares of United's Common Stock for which the excess Class B Shares were exchanged in the merger. The purchase price will be evidenced by a promissory note of Unified which will be payable in twenty equal quarterly principal installments and will bear interest at 6% per year. Such purchases will not be subject to the 5% limit described below.

Subject to the limitations on the repurchase of Class B Shares held by terminated member-patrons, the amount of Class B Shares which Unified will be obligated to redeem in any fiscal year will be limited to 5% of the sum of:

  . The number of Class B Shares outstanding as of the close of the preceding fiscal year, and

  . The number of Class B Shares issued as a part of the patronage dividend for such preceding fiscal year.

The board of directors has discretion to exceed the 5% limit. Redemption of all capital stock is subject to limitations imposed by the Articles of Incorporation and Bylaws, credit agreements to which the Company is a party, and restrictions imposed by law on the ability of a company to redeem its own shares.

PATRONAGE DIVIDENDS

Unified distributes patronage dividends based upon the net patronage earnings during the fiscal year. The board of directors approves divisional dividends. Unified distributes patronage dividends to each patron in proportion to the dollar volume of patronage purchases from each division by the patron. Patronage dividends are distributed after the close of the fiscal year, except for dividends on dairy products which are distributed after the close of each fiscal quarter.

The following table shows the patronage dividend experience of Unified during the past three fiscal years.

(In thousands)

---------------------------------------
Division        1997(1) 1998(1) 1999(1)
---------------------------------------
Dairy           $ 9,154 $ 9,169 $ 9,902
Dry grocery       2,970     562   2,976
Beans and rice      400     190      --
Delicatessen      1,030     182   1,088
Frozen food         730      46     229
Ice cream           180      --      --
---------------------------------------
  TOTAL (1)     $14,464 $10,149 $14,195
---------------------------------------

(1) Results in prior periods are not necessarily indicative of results for future periods.

In connection with the merger, Unified changed its patronage dividend policies for periods subsequent to the effective date of the merger. Unified will pay its patronage dividends to member-patrons and associate-patrons on the basis of patronage business transacted with Unified's two patronage earnings divisions: the Dairy Division and the Cooperative Division.

  . The Dairy Division consists of patronage earnings generated by the fluid milk and juice bottling plant located in Los Angeles, California. Patronage dividends for this division will be paid solely to patrons who purchase manufactured and related products from the Dairy Division.

  . The Cooperative Division consists of patronage earnings generated from all other patronage activities of Unified and will not give distinction to geographic location. The Cooperative Division includes the general merchandise activity which previously was conducted in a non-patronage subsidiary of Unified.

In the event of losses in one of these divisions, the loss will be offset against earnings of the other division to determine net earnings available for patronage dividends.

Due to logistics and geographic constraints, patrons who purchase from the Dairy Division are primarily in Southern California. Patrons of Unified outside of Southern California generally do not participate in the Dairy Division.

Unified's bylaws provide that patronage dividends may be distributed in cash or in any other form that constitutes a written notice of allocation under
Section 1388 of the Internal Revenue Code. Section 1388 defines the term "written notice of allocation" to mean any capital stock, revolving fund certificate, retain certificate, certificate of indebtedness, letter of advice, or other written notice, that discloses to the recipient the stated dollar amount allocated to the recipient by Unified and the portion thereof, if any, which constitutes a patronage dividend.

Dairy Division patronage dividends are generally paid in cash. Except with respect to member-patrons who were former United members and did not receive sufficient Class B Shares immediately following the merger to meet minimum Class B share ownership deposit requirements, patronage dividends for the remaining divisions are currently paid out in the following order and manner: first, member-patrons receive 20% in cash; second, member-patrons receive the required amount of Class B Shares; third, the remainder is credited to the member-patron's deposit account.

MINIMUM PURCHASE REQUIREMENT

Unified requires that each patron meet the minimum purchase requirements established by the board of directors. Currently, Unified's minimum purchase requirement for member-patrons is $5,000 per week and $3,500 per week for associate-patrons. Exceptions to the minimum purchase requirements may be granted by the board of directors. Entities not meeting these minimum purchase requirements may be eligible to purchase product on a non-patronage basis.

PATRON DEPOSITS

Unified generally requires that its patrons maintain a subordinated cash deposit equal to the greater of twice the amount of each patron's average weekly purchases or twice the amount of the patron's average purchases, if the purchases are not on a regular basis. Required deposits are determined twice a year, at the end of Unified's second and fourth fiscal quarters, based upon a review of the patron's purchases from certain of the cooperative divisions during the preceding two quarters. Member-patrons meeting certain qualifications established by the board of directors may elect to maintain a reduced required deposit of $500,000 or one and one-quarter weeks' average purchases, whichever is greater. Unified pays no interest on the required deposits. Interest is paid on cash deposits which are in excess of patrons' required deposits.

Member-patrons may satisfy the minimum deposit requirement through a combination of a cash deposit and the ownership of Class B Shares. The deposit value of a Class B Share is based upon its book value at the year end prior to the initial issuance of the Class B Shares except that for former United shareholders, the deposit value of the Class B Shares received in the merger is equal to the book value of the shares of United's Common Stock for which they were exchanged, calculated as of April 2, 1999. As of April 2, 1999, the book value for each share of United's Common Stock was $57.90.

Former United shareholders who did not have sufficient Class B Shares immediately following the merger to meet the minimum deposit requirements have three alternatives: (i) provide a cash deposit for the deficiency; or (ii) purchase additional Class B Shares to cover the deficiency; or (iii) agree to assign 80% of the patronage dividends the shareholder will receive in the future to Unified to purchase Class B Shares for the account of the shareholder until the deficiency is eliminated. During that period, Unified will require the member to purchase at least the percentage of their total product that was purchased from United during the most recent 12 month period under a supply agreement with Unified.

Associate-patrons may only satisfy the minimum deposit requirement through a cash deposit.

In addition, patrons who participate in Unified's price reservation program are required to maintain a noninterest-bearing deposit based upon the value of their inventory included in this program. Under Unified's price reservation program, patrons are permitted to submit price reservations in advance for their dry grocery, frozen, delicatessen and general merchandise purchases. For the patron to get the benefit of the price reservation, an actual order must be placed. The price which the patron will be charged is the price in effect at the time of the reservation.

The required deposits of patrons are contractually subordinated and subject to the prior payment in full of certain senior indebtedness of Unified. As a condition of becoming a patron, each patron is required to execute a subordination agreement providing for the subordination of the patron's required deposits. Generally, the subordination is such that no payment can be made by Unified with respect to the required deposits in the event of an uncured default by Unified with respect to senior indebtedness, or in the event of dissolution, liquidation, insolvency or other similar proceedings, until all senior indebtedness has been paid in full.

Upon request, Unified will return to patrons the amount of cash deposits that are in excess of the required deposits, provided the patron is not in default of its obligations to Unified. On termination of membership, patrons are entitled to a return of deposits, less all amounts that may be owing by the patron to Unified. In all cases, however, return of that portion of the patron's cash deposits which consists of required deposits will be governed by the applicable subordination provisions.

SUBORDINATION AGREEMENT AND PLEDGE OF SHARES

Unified requires each patron, whether a member-patron or an associate-patron, to execute a subordination agreement which provides for the subordination in certain circumstances of the patron's right to repayment of its deposit to the prior payment in full of certain indebtedness of Unified. In addition, Unified requires each shareholder to pledge the Class A Shares and Class B Shares of Unified to secure its obligations to Unified, and individual shareholders of corporate members are required to guarantee the obligations of the corporate member. With respect to former shareholders of United who are in compliance with their obligations to United and its subsidiaries, Unified will not require individual guarantees in the absence of financing transactions.

TAX MATTERS

Unified is a corporation operating primarily on a cooperative basis. Unified is subject to federal and state income and franchise taxes and must pay other taxes applicable to corporations, such as sales, excise and real and personal property taxes.

As a corporation operating on a cooperative basis, Unified is subject to Subchapter T of the Internal Revenue Code. Under Subchapter T, Unified pays patronage dividends to patrons pertaining to its fiscal year within 8 months of the close of such fiscal year. To qualify as patronage dividends, payments are made on the basis of the value of the business done with or for patrons, under a pre-existing obligation to make such payment, and with reference to the net earnings from business done with or for the cooperative's patrons. Patronage dividends are paid in cash or written notices of allocation. A written notice of allocation is distributed to the patron and provides notice of the amount allocated to the patron by Unified and the portion thereof which constitutes a patronage dividend.

Under Subchapter T, Unified may deduct, in the fiscal year for which they are paid, the amount of patronage dividends paid in cash and qualified notices of allocation. A written notice of allocation will be qualified if Unified pays at least 20% of the patronage dividend in cash, and the patron consents to take the stated dollar amount of the written notice into income in the year in which it is received. Unified deducts for tax purposes the entire amount of its patronage dividends by paying at least 20% in cash and issuing qualified notices of allocation for the remainder.

Unified currently intends to continue to make patronage distributions to the extent earned to member-patrons comprised of cash and qualified notices of allocation, including its Class B Shares. At least 20% of patronage dividends are expected to be paid in cash. Unified will notify patrons of the stated dollar amount allocated to them and the portion thereof which is a patronage dividend. Patrons are required to consent to include in their gross income, in the year received, all cash as well as the stated dollar amount of all qualified notices of allocation including the patronage certificates and the book value of the Class B Shares distributed to them as patronage dividends.

Patronage certificates and Class B Shares distributed as part of the patronage dividends are also subject to state income and corporation franchise taxes in California and may be subject to these taxes in other states.

Unified is subject to federal income tax and California franchise tax on net earnings of business with or for patrons which is not distributed as deductible patronage dividends and on net earnings derived from nonpatronage business. Unified files consolidated income tax returns with its subsidiaries.

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

EMPLOYEES

Unified (including United) employs approximately 3,945 employees, of whom approximately 2,315 are members of one of several unions, the two largest being the International Brotherhood of Teamsters and the United Food and Commercial Workers. Unified believes its labor relations to be good.

ENERGY MATTERS

Unified's operations are dependent upon the continued availability of electric power, diesel fuel, and gasoline. Unified's trucking operations are extensive. Diesel fuel storage capacity represents approximately two weeks average usage. A shortage of diesel fuel and gasoline could materially affect deliveries of merchandise and the activities of Unified's service representatives and, thus, adversely affect Unified's sales.

ITEM 2. PROPERTIES

FACILITIES

Unified's corporate offices, warehouses, retail stores and manufacturing facilities as of August 28, 1999 are summarized as follows:

                                                      Approximate
                                                   Square Footage
                                                -----------------
Description                                         Owned  Leased
-----------------------------------------------------------------
Corporate offices                                  17,000 153,000
Dry grocery                                     1,361,000 566,000
General merchandise                                    -- 323,000
Frozen foods, ice cream, delicatessen and meat    454,000  66,000
Bakery                                             91,000      --
Dairy                                              74,000      --
Retail stores                                          -- 360,000

All of these properties are located in California.

In connection with the merger with United, Unified added three distribution facilities. United's main distribution center is owned and is located in Milwaukie, Oregon and contains 904,500 square feet of warehouse space. Also at this location are 43,000 square feet of office space, a small credit union office building and a small truck repair shop.

United also operates leased product distribution facilities in Modesto (approximately 275,000 square feet) and Tracy, California, (approximately 160,166 square feet). Unified intends to combine northern California distribution into its existing facilities in Stockton and Fresno.

United is also the prime lessee of certain retail stores, which are subleased, totaling approximately 1.2 million square feet.

ITEM 3. LEGAL PROCEEDINGS

Unified is a defendant in a number of cases currently in litigation or potential claims encountered in the normal course of business that are being vigorously defended. In the opinion of management, the resolutions of these matters will not have a material adverse effect on Unified's financial position, results of operations, or cash flow.

The United States Environmental Protection Agency ("EPA") notified Unified in 1993 that, together with others, it was a potentially responsible party ("PRP") for the disposal of hazardous substances at a landfill site located in Monterey Park, California. In 1999, the EPA notified the Company that, together with others, it was a PRP for the disposal of hazardous substances at a landfill site located in Patterson, California. Unified believes that its share of cost for the remaining phases of cleanup for these sites will not exceed the amounts which Unified has reserved.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None.

PART II

ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED SHAREHOLDER MATTERS

There is no market for Unified's Class A Shares, Class B Shares, or Class C Shares. As of October 29, 1999, the Unified's Class A Shares were held of record by 676 shareholders, Class B Shares were held of record by 585 shareholders, and the Unified's Class C Shares were held of record, one share each, by the 24 directors of Unified. In the past, the Company has not paid cash dividends on its stock, and it has no intention to do so in the future.

ITEM 6. SELECTED FINANCIAL DATA

The selected financial information below has been derived from the audited consolidated financial statements of Unified as of and for its fiscal years ended September 2, 1995, August 31, 1996, August 30, 1997, August 29, 1998, and August 28, 1999. This information is only a summary and should be read in conjunction with Unified's historical financial statements, and related notes, contained elsewhere in this document.

(In thousands, except book value per share)

-----------------------------------------------------------------------------------
Fiscal Year(1)                  1995       1996       1997       1998       1999(1)
-----------------------------------------------------------------------------------
Net sales                 $1,822,804 $1,948,919 $1,927,092 $1,831,686 $1,893,523
Operating income              27,197     29,502     31,549     26,252     34,589
Declared patronage divi-
 dends                        11,571     13,200     14,464     10,149     14,195
Net earnings                     769      1,517      2,307      3,389      2,639
Total assets                 398,603    374,737    394,002    389,218    451,135
Long-term notes payable      129,686     75,617     92,217    125,130    143,727
Book value per share          165.86     167.94     175.22     183.47     188.27

-------------------------------------------------------------------------------
(1) 1999 includes the acquisition of SavMax Foods, Inc. from December 31,
1998.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion of Unified's financial condition and results of operations should be read in conjunction with the financial statements and notes to the financial statements included elsewhere in this document.

RESULTS OF OPERATIONS

The following table sets forth selected financial data of Unified expressed as a percentage of net sales for the periods indicated below:

-------------------------------------------------------------------------------
                                               August 30, August 29, August 28,
Fiscal Year Ended                                 1997       1998       1999
-------------------------------------------------------------------------------
Net sales                                        100.0%     100.0%     100.0%
Cost of sales                                     91.0       91.1       90.7
Distribution, selling and administrative ex-
 penses                                            7.4        7.5        7.5
Operating income                                   1.6        1.4        1.8
Interest expense                                   0.7        0.7        0.6
Other (income) expense, net                                  (0.2)       0.3
Earnings before patronage dividends,
 provision for income taxes and extraordinary
 item                                              0.9        0.9        0.9
Patronage dividends                                0.7        0.5        0.8
Provision for income taxes                         0.1        0.1
Extraordinary item, net of taxes                              0.1
Net earnings                                       0.1        0.2        0.1

-------------------------------------------------------------------------------

FISCAL YEAR ENDED AUGUST 28, 1999 ("1999 PERIOD") COMPARED TO FISCAL YEAR ENDED AUGUST 29, 1998 ("1998 PERIOD")

Net Sales. Net sales totaled $1.9 billion for the 1999 period and $1.8 billion in the 1998 period. The sales increase of $61.8 million represents a 3.4% increase over the 1998 period. In October 1998, North State Grocery Company was added as a member-patron. Sales to North State Grocery amounted to $35.4 million in the 1999 period. Additionally, retail sales generated by SavMax Foods, Inc., ("SavMax") since the acquisition date of December 31, 1998, added net sales of $75 million. Also, there were increased sales to the ongoing membership of approximately $33.6 million. Offsetting these increases were $82.2 million of sales volume lost as a result of losing two member-patrons, Hughes Family Markets ("Hughes") and Nob Hill Markets ("Nob Hill"). Hughes and Nob Hill were acquired by entities that have self-distribution programs; accordingly, product supply to these member-patron stores migrated into the corresponding self-distribution facilities in the period between March 1998 through November 1998.

Cost of Sales. In the 1999 period cost of sales were $1.7 billion, or 90.7% of net sales, compared to $1.7 billion, or 91.1% of net sales, in the 1998 period. The overall gross margin as a percentage of net sales is slightly higher compared to the comparable period in 1998. The increase in gross margin is due to additional gross margin from retail sales generated by SavMax which Unified acquired in December 1998. The increased margins were partially offset by increased claims expense of approximately $4.0 million in one of Unified's insurance subsidiaries and lower margins in the cooperative divisions.

Distribution, Selling and Administrative. Distribution, selling and administrative expenses were $141.2 million, or 7.5% of net sales in the 1999 period, as compared to $137.2 million, or 7.5% of net sales, in the 1998 period. The increase is due to additional costs of $15.5 million related to retail operations of SavMax. These costs were partially offset by improvements in wholesale distribution expenses in the 1999 period. The Company incurred nonrecurring charges relating to a settlement of litigation in the 1998 period. Also, expenses decreased as a result of retail operations that were disposed of in fiscal 1998.

Interest. Interest expense decreased from $12.3 million, or 0.7% of net sales, in the 1998 period to $11.9 million, or 0.6% of net sales, in the 1999 period. The decrease is due to lower interest rates associated with the $180.0 million refinancing completed in April 1998. Average interest rates related to the senior notes and revolving credit in the 1998 period were 7.94% and 6.89% in the 1999 period.

Other Income (Expense), Net. During the 1999 period, Unified sold its 10% investment in common stock of K.V. Mart Co. for $4.5 million. The sale resulted in a pretax gain of $1.5 million. The gain was offset by an impairment of $7.3 million recorded on Unified's investment in Hawaiian Grocery Stores ("HGS"). Subsequent to year-end, HGS defaulted on principal and interest payments required by a note receivable and was also delinquent in paying accounts receivable. Due to the uncertainty of when or if the default could be cured and the belief that the impairment was other than temporary, the Company wrote down the investment and trade accounts receivable to a nominal carrying value. In May 1998, Unified completed the sale of approximately 24 acres of property located in Commerce, California. This sale resulted in a gain (net of expenses related to the sale) of $3.2 million.

Patronage Dividends. Declared patronage dividends totaled $14.2 million for the 1999 period as compared to $10.1 million for the 1998 period. The increase is due to lower wholesale distribution, selling and administrative expenses, interest expense, and the non-recurrence of expense related to the early extinguishment of debt in the 1998 period, offset by impairment expenses related to HGS as discussed above.

Net Earnings. Net earnings for the 1999 period were $2.6 million compared to $3.4 million for the 1998 period. Net earnings are generated by the Company's subsidiaries and nonpatronage activities, which do not distribute patronage dividends.

FISCAL YEAR ENDED AUGUST 29, 1998 ("1998 PERIOD") COMPARED TO FISCAL YEAR ENDED AUGUST 30, 1997 ("1997 PERIOD")

Net Sales. Net sales totaled $1.8 billion for the 1998 period as compared to $1.9 billion in the 1997 period. Sales decreased 4.9% from fiscal 1997. The reduction in sales is the result of reduced sales to Megafoods Stores, Nob Hill and Hughes which amounted to $86.3 million. Megafoods, Nob Hill and Hughes were all acquired by entities that have self-distribution programs. Accordingly, product supply to their respective stores migrated into the corresponding self-distribution facilities in the period between February 1997 through August 1998.

Cost of Sales. In the 1998 period, the overall gross margin as a percentage of net sales is consistent with the 1997 period. An increase in service fees implemented mid-year was offset by a substantial reduction in margins from retail operations that were disposed of in the 1997 period.

Distribution, Selling and Administrative. Distribution, selling and administrative expenses were $137.2 million, or 7.5% of net sales, in the 1998 period, as compared to $142.6 million, or 7.4% of net sales, in the 1997 period. The level of expense as a percentage of sales for the 1998 period is greater than the 1997 period primarily due to the lower volume levels discussed under "Net Sales," nonrecurring charges relating to a settlement of litigation and costs to update computer programs that will be impacted by the Year 2000 issue. These increased costs were partially offset by reduced costs resulting from the implementation of radio frequency and automated routing programs in several of Unified's distribution facilities.

Interest. Interest expense decreased from $13.0 million in the 1997 period to $12.3 million in the 1998 period. The decrease is primarily due to lower interest rates associated with Unified's refinancing of its debt completed in April 1998 and reduced average borrowing requirements resulting from reductions in inventories and accounts receivable.

Other Income (Expense), Net. Net other income in the 1998 period was $3.2 million as compared to other expense of $655,000 in the 1997 period. In May 1998, Unified completed the sale of approximately 24 acres of property located in Commerce, California. This sale resulted in a gain, net of expenses related to the sale, of $3.2 million. Other expense of $655,000 in the 1997 period resulted from a $1.5 million reduction in the fair value of Unified's investment in SavMax, offset by gains realized from the sale of finance receivables ($387,000) and the remainder of Unified's interest in Major Market, Inc. ($458,000).

Patronage Dividends. Patronage dividends totaled $10.1 million for the 1998 period as compared to $14.5 million for the 1997 period. The reduction is primarily due to lower sales through the cooperative divisions, the refinancing charge and the nonrecurring charges discussed previously, offset by reduced interest costs.

Extraordinary Charge. The extraordinary loss of $1.08 million, net of income taxes, in the 1998 period is related to the early extinguishment of debt in connection with Unified's refinancing transaction. This charge covers prepayment premiums paid and the write-off of financing costs relating to debt refinanced in the transaction.

Net Earnings. Net earnings were $3.4 million for the 1998 period as compared to $2.3 million for the 1997 period. The increase reflects the earnings generated by Unified's subsidiaries and the gain on the sale of the Commerce property, which are not subject to patronage distribution but are retained and serve to increase book value per share.

LIQUIDITY AND CAPITAL RESOURCES

Unified relies upon cash flow from operations, patron deposits, shareholdings and borrowings under Unified's credit lines, to finance operations. Net cash provided by operating activities totaled $9.5 million for the 1999 period. Net cash utilized by operating activities totaled $12.6 million for the 1998 period. Net cash provided by operating activities in the 1999 period is primarily due to increased accounts payable and long-term liabilities in the distribution and SavMax operations. At August 28, 1999, working capital was $98.0 million. The current ratio was 1.6 and 1.5 at fiscal year end 1998 and 1999, respectively. Working capital varies primarily as a result of seasonal inventory requirements.

Capital expenditures totaled $17.3 million in the 1999 period, $18.4 million in the 1998 period, and $15.2 million in the 1997 period.

At August 28, 1999, Unified had $80,000,000 in senior notes outstanding to certain insurance companies and pension funds. The senior notes were unsecured, due in April 2008 and bore interest at 7.22% per annum. Unified also had a $100,000,000 revolving credit facility with a group of banks. The revolving credit was unsecured, expired in April of 2003 and bore interest at the bank's base rate or at an adjusted LIBOR rate plus a margin ranging from 0.375% to 0.90% depending on Unified's leverage ratio. Both the senior notes and the revolving credit facility limited the incurrence of additional funded debt, restricted the issuance of secured indebtedness and prohibited the payment of dividends (other than patronage dividends). These credit agreements contained various financial covenants. Obligations under the credit agreements were senior to the rights of member-patrons with respect to deposits and patronage dividend certificates. The terms of the senior notes and revolving credit facility were amended subsequent to year end (see "Financing of the Merger").

Unified entered into a five-year interest rate collar agreement during February 1999 in relation to certain borrowings on its variable rate revolving credit. The collar agreement was put in place without incurring a fee with respect to the collar transaction. The hedge agreement is structured such that Unified pays a variable rate of interest between 6% (cap rate) and 4.94% (floor rate) based on a notional amount of $50,000,000. The weighted average interest rate, prior to lender's margin, on borrowings on the revolving credit was 5.30% at August 28, 1999.

A $10 million credit agreement is collateralized by GCC's member loan receivables. GCC is a wholly owned subsidiary of Unified. The primary function of GCC is to provide loan financing to Unified's member-patrons. The funding for loans made by GCC is provided by GCC's cash reserves as well as the $10 million credit agreement. The maturity date of the credit agreement is September 20, 2001, but is subject to an annual extension of one year by the mutual consent of GCC and the bank. No amounts were outstanding under this credit line at August 28, 1999. The unused portion of this credit line is subject to commitment fees of 0.125% plus $25,000 annually.

Member loan receivables are periodically sold by GCC to a bank through a loan purchase agreement. The maturity date of the loan purchase agreement is August 29, 2001, but is subject to extension by mutual agreement of GCC and the bank for an additional one year on each anniversary date of the initial purchase date. Total loan purchases under the agreement are limited to a total aggregate principal outstanding of $50 million. GCC entered into an additional loan purchase agreement with a different bank in January 1999. This additional loan purchase agreement can be terminated upon ninety days prior written notice and there is no maximum limitation on the loan purchases. At August 29, 1998 and August 28, 1999, the aggregate principal outstanding balance of loans purchased by the banks was $17 million and $27 million, respectively. The loan sales are subject to limited recourse provisions.

FINANCING OF THE MERGER

In connection with the merger with United and subsequent to year end, Unified refinanced its existing institutional and bank indebtedness. Unified entered into a five-year, $200 million revolving credit facility secured by accounts receivable and inventories. Borrowings bear interest at either LIBOR plus an applicable margin based on a funded debt to operating cash flow ratio or the higher of the lender's base rate or 0.50% above the lender's federal funds borrowing rate.

The new revolving credit facility permits advances up to 85% of eligible accounts receivable and 65% of eligible inventories. The security interest would be released if Unified achieves designated investment grade ratings for a period of not less than one year.

Pursuant to new term credit agreements with existing term lenders, Unified collateralized its existing $80 million of 7.22% senior unsecured notes with property, plant and equipment and issued $40 million of new ten-year senior secured notes. The interest rate on the existing $80 million senior notes increased by 0.50% and the senior mortgage notes bear interest at 8.71%. The interest rate increase on the existing $80 million senior notes and the securitization of both notes would be eliminated in the event the combined entity achieves designated investment grade ratings for a period of not less than one year.

The new credit agreements contain customary representations, warranties, covenants and default provisions for financing of this type.

These agreements will provide funds to meet the on-going borrowing requirements of Unified and were used to repay existing institutional indebtedness of United, to fund redemption of shares of terminated members and to meet other cash requirements of the merger.

Unified distributes at least 20% of the patronage dividends in cash and distributes Class B Shares as a portion of the patronage dividends distributed to its member-patrons. Patrons are generally required to maintain subordinated deposits with Unified and member-patrons purchase Class B shares to satisfy this requirement. In the merger, former United members were provided the opportunity to build the minimum subordinated deposit over time, provided that they agree to assign 80% of patronage dividends received and maintain a supply agreement with Unified until the minimum deposit condition is satisfied. Upon termination of patron status, the withdrawing patron will be entitled to recover deposits in excess of its obligations to Unified if permitted by the applicable subordination provisions, and a member-patron also will be entitled to have its shares redeemed, subject to applicable legal requirements, company policies and credit agreement limitations. Unified's current redemption policy limits the Class B Shares that Unified is obligated to redeem in any fiscal year to 5% of the number of Class B Shares deemed outstanding at the end of the preceding fiscal year. In fiscal 1999, this limitation restricted Unified's redemption of shares to 19,007 shares for $3.5 million. In connection with the merger,
(i) Unified redeemed 71,310 Class B shares of discontinued members for a total consideration before set-offs of $13.4 million, leaving excess shares tendered by active members of 11,725, (ii) adopted a policy that it would not be obligated to redeem Class B Shares of terminated member-patrons for three full fiscal years following the merger, and (iii) modified the share repurchase price formula. Cash flow to fund redemption of shares is provided from operations, patron deposits, patronage certificates, current shareholdings and borrowings under Unified's credit lines.

RECENT ACCOUNTING PRONOUNCEMENTS

The Financial Accounting Standards Board issued Statement of Financial Accounting Standard No. 133, "Accounting for Derivative Instruments and Hedging Activities," which establishes accounting and reporting standards for derivative instruments, including certain derivative instruments embedded in other contracts, and for hedging activities. The statement requires that Unified recognize all derivatives as either assets or liabilities in the balance sheet and measure those instruments at fair value. As amended by SFAS No. 137, this statement is effective for all fiscal quarters of fiscal years beginning after June 15, 2000. Management is in the process of determining the effects on Unified's financial statements.

YEAR 2000

Unified has had an active Year 2000 program since August 1996. This program includes a detailed review of Unified's software applications, hardware, and embedded technology. Unified has utilized an outside consultant to assess the embedded chip technology within its facilities. This assessment found 95% of the chips to be either already compliant or in the process of being updated by various vendors. Unified estimates that 99% of the embedded chip technology has been completed and the remaining 1% will be completed by December 1, 1999.

In 1996, Unified began assessing the application software of Unified to determine risk of Year 2000 failure. The assessment process was used to identify the business applications that would be at risk for potential century date impact and to prioritize the critical, moderate, and low risk applications for remediation or replacement. Applications that will be impacted by Year 2000 were scheduled for remediation or replacement. Unified is 100% complete with replacing or remediating both business critical applications and moderate risk applications. Unified is 95% complete as to low risk applications and expects that 100% of the remaining applications will be completed by December 1, 1999.

Unified decided to replace certain systems that were not Year 2000 compliant. The systems being replaced were older systems that would have been replaced prior to Year 2000 regardless of the non-compliant issue. The estimated total cost of the Year 2000 project, including replacement of the systems, is approximately $11.7 million. The estimated total cost of the new systems is approximately $5.1 million, which is being capitalized. The remaining $6.6 million has been or will be expensed. The total amount incurred on the project through November 10, 1999 was $10.8 million, of which $5.9 million related to the cost to remediate software, which has been expensed, and $4.9 million related to the replacement of systems including hardware. An additional $75,000 has been expensed related to the cost of identifying and communicating with third party suppliers.

Unified has notified its members of the Year 2000 issues through newsletters, meetings, and discussions. Unified's Interactive Ordering Program, which allows retailers to order electronically, and CertiNet, which is a comprehensive in-store system, are Year 2000 compliant.

The Year 2000 project team is also addressing interaction with vendors and the potential impact of Year 2000 issues. Unified has completed the upgrade and implementation of the Year 2000 compliant version of the Uniform Commercial Standard ("UCS") transactions. Unified is working with UCS vendors to make sure that processing of orders, invoices, and payments via electronic data interchange will be Year 2000 compliant. For those UCS vendors that are not ready for Year 2000, Unified has a contingency plan that converts the vendor's data into Year 2000 compliant data before processing through Unified's systems.

Additionally, Unified is a member of the National Grocers Association's ("NGA") Year 2000 Task Force, which was formed to assist retailers in resolving the Year 2000 problem in their businesses through the sharing of information. The objectives of this group are to:

  .  identify the hardware and software systems at risk;

  . communicate with the vendor community and establish definitive position statements regarding cash systems; and

  . communicate these findings to NGA members. Many of Unified's members are members of NGA. A comprehensive report of the findings of the Task Force is available to all members and vendors that are associated with Unified and the contents thereof have been discussed at several recent industry meetings. Unified has set up an electronic bulletin board with information on Year 2000 issues for its members.

Unified has aggressively pursued a formal confirmation process with its trading partners on their state of readiness for Year 2000. This area includes the identification and prioritizing of critical suppliers, financial institutions, and utilities, and communicating with them about their plans and progress in addressing the Year 2000 issue. Unified has identified and contacted over 4,000 suppliers requesting information on their plans and progress on the Year 2000 issue. Unified currently has responses from 89% of the identified suppliers. Out of these responses, 85% have responded that they expect full compliance prior to Year 2000, or are already 100% compliant. Unified is continuing to pursue the remaining suppliers, through their representatives, for compliance information. The critical suppliers have responded positively with compliance in place or prior to Year 2000.

As the Year 2000 program progresses, Unified will be developing additional contingency plans. Unified's contingency plans will be intended to address both remediation of systems and the overall business operating risk.

Unified has been meeting with its members during the last two years to raise their awareness of the potential for business interruption due to Year 2000. Unified has established contingency plans that will convert member and vendor data into Year 2000 compliant data before processing through Unified's systems. Failure of Unified's members or vendors to be Year 2000 compliant could have a material adverse impact on Unified's operations. However, as discussed above, Unified is actively working with members and vendors to address the Year 2000 issues.

FORWARD-LOOKING INFORMATION

This document and the documents of Unified incorporated by reference may contain "forward-looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995. These statements relate to expectations concerning matters that (a) are not historical facts, (b) predict or forecast future events or results, (c) embody assumptions which may prove to have been inaccurate, including Unified's assessment of the probability and materiality of losses associated with litigation and other contingent liabilities; Unified's ability to develop and implement Year 2000 systems solutions; and Unified's expectations regarding the adequacy of capital and liquidity. Also, when we use words such as "believes," "expects," "anticipates" or similar expressions, we are making forward-looking statements. Although Unified believes that the expectations reflected in such forward-looking statements are reasonable, we cannot give you any assurance that such expectations will prove correct. Important factors that could cause actual results to differ materially from such expectations include the adverse effects of the changing industry environment and increased competition; continuing sales decline and loss of customers; exposure to the uncertainties of litigation and other contingent liabilities; the failure of Unified, its vendors or its customers to develop and implement year 2000 systems solutions; and the failure of Unified to integrate the operations and systems of Certified and United; the increased credit risk to Unified caused by the ability of former United members to establish their required minimum deposits over time through use of patronage dividends to purchase Class B Shares if such members default on their obligations to Unified prior to their deposit requirements being met and the existing deposit proves inadequate to cover such members obligation. All forward-looking statements attributable to Unified or United are expressly qualified in their entirety by the factors which may cause actual results to differ materially.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Unified has only limited involvement with derivative financial instruments and does not use them for trading purposes. They are used to manage well-defined interest rate risks. Unified entered into a five-year interest rate collar agreement during February 1999 in relation to certain borrowings on its variable rate revolving credit. The collar agreement was put in place without incurring a fee with respect to the collar transaction. The hedge agreement is structured such that Unified pays a variable rate of interest between 6% (cap rate) and 4.94% (floor rate) based on a notional amount of $50,000,000. The weighted average interest rate, prior to lender's margin, on borrowings on the revolving credit were 5.30% at August 28, 1999.

ITEM 8. FINANCIAL STATEMENTS

INDEPENDENT AUDITORS' REPORT

The Board of Directors
Unified Western Grocers, Inc.

We have audited the accompanying consolidated balance sheets of Unified Western Grocers, Inc. (formerly Certified Grocers of California, Ltd.) and subsidiaries (the "Company") as of August 29, 1998 and August 28, 1999, and the related consolidated statements of earnings and comprehensive earnings, shareholders' equity, and cash flows for the years ended August 30, 1997, August 29, 1998, and August 28, 1999. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of the Company as of August 29, 1998 and August 28, 1999, and the results of its operations and its cash flows for the years ended August 30, 1997, August 29, 1998, and August 28, 1999 in conformity with generally accepted accounting principles.

DELOITTE & TOUCHE LLP

Los Angeles, California
October 29, 1999

--------------------------------------------------------------------------------

Unified Western Grocers, Inc. and Subsidiaries

CONSOLIDATED BALANCE SHEETS

(dollars in thousands)

--------------------------------------------------------------------------------

August 29, 1998 and August 28, 1999                             1998     1999
------------------------------------------------------------------------------
ASSETS
Current Assets:
  Cash and cash equivalents                                 $  4,105 $  8,027
  Accounts and notes receivable, net                          95,672  108,786
  Inventories                                                124,419  150,800
  Prepaid expenses                                             4,744    5,544
  Deferred taxes                                               3,853    4,286
------------------------------------------------------------------------------
   Total current assets                                      232,793  277,443
Properties, net                                               76,299   79,231
Investments                                                   41,341   35,017
Notes receivable                                              21,792   13,914
Other assets, net                                             16,993   45,530
------------------------------------------------------------------------------
      TOTAL ASSETS                                          $389,218 $451,135
------------------------------------------------------------------------------
LIABILITIES AND SHAREHOLDERS' EQUITY
Current Liabilities:
  Accounts payable                                          $ 80,870 $102,172
  Accrued liabilities                                         51,767   54,536
  Current portion of notes payable                               743    6,623
  Patrons' excess deposits and declared patronage dividends   13,630   16,091
------------------------------------------------------------------------------
   Total current liabilities                                 147,010  179,422
Notes payable, due after one year                            125,130  143,727
Long-term liabilities, other                                  20,440   29,393
Commitments and contingencies
Patrons' deposits and certificates:
  Patrons' required deposits                                  12,147   12,450
  Subordinated patronage dividend certificates                 6,158    5,986
Shareholders' equity:
  Class A Shares                                               5,479    5,669
  Class B Shares                                              56,992   57,833
  Retained earnings                                           15,685   17,160
  Accumulated other comprehensive earnings (losses)              177     (505)
------------------------------------------------------------------------------
   Total shareholders' equity                                 78,333   80,157
------------------------------------------------------------------------------
      TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY            $389,218 $451,135
------------------------------------------------------------------------------

The accompanying notes are an integral part of these statements.

--------------------------------------------------------------------------------

Unified Western Grocers, Inc. and Subsidiaries

CONSOLIDATED STATEMENTS OF EARNINGS AND COMPREHENSIVE EARNINGS

(dollars in thousands)

--------------------------------------------------------------------------------

                                            August 30,  August 29,  August 28,
years ended                                       1997        1998        1999
-------------------------------------------------------------------------------
Net sales                                   $1,927,092  $1,831,686  $1,893,523
Costs and expenses:
  Cost of sales                              1,752,899   1,668,202   1,717,779
  Distribution, selling and administrative     142,644     137,232     141,155
-------------------------------------------------------------------------------
Operating income                                31,549      26,252      34,589
Interest expense                               (13,020)    (12,320)    (11,911)
Other income (expense), net                       (655)      3,200      (5,780)
-------------------------------------------------------------------------------
Earnings before patronage dividends, pro-
 vision for income taxes and extraordinary
 item                                           17,874      17,132      16,898
Patronage dividends                            (14,464)    (10,149)    (14,195)
-------------------------------------------------------------------------------
Earnings before provision for income taxes
 and extraordinary item                          3,410       6,983       2,703
Provision for income taxes                       1,103       2,515          64
-------------------------------------------------------------------------------
Earnings before extraordinary item               2,307       4,468       2,639
-------------------------------------------------------------------------------
Extraordinary item (net of income taxes of
 $714)                                              --       1,079          --
-------------------------------------------------------------------------------
Net earnings                                     2,307       3,389       2,639
-------------------------------------------------------------------------------
Other comprehensive earnings, net of in-
 come taxes:
  Unrealized holding gains (losses)                522          (5)       (738)
  Minimum pension liability adjustment             172          27          56
-------------------------------------------------------------------------------
  COMPREHENSIVE EARNINGS                    $    3,001  $    3,411  $    1,957
-------------------------------------------------------------------------------

The accompanying notes are an integral part of these statements.

--------------------------------------------------------------------------------
Unified Western Grocers, Inc. and Subsidiaries

CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY FOR THE YEARS ENDED AUGUST 30, 1997, AUGUST 29, 1998 AND AUGUST 28, 1999

(dollars in thousands)

------------------------------------------------------------------------------------
                                                                        Accumulated
                                                                              Other
                             Class A          Class B                 Comprehensive
                          --------------  ----------------  Retained       Earnings
                          Shares  Amount   Shares   Amount  Earnings       (Losses)
------------------------------------------------------------------------------------
Balance, August 31, 1996  49,100  $5,305  383,815  $56,504   $11,436          $(539)
 Class A Shares issued     4,100     689
 Class A Shares redeemed  (5,300)   (633)                       (257)
 Class B Shares issued                     21,366    3,744
 Class B Shares redeemed                  (19,191)  (2,899)     (324)
 Net earnings                                                  2,307
 Net unrealized gain on
  appreciation of
  investments (net of
  deferred tax liability
  of $271)                                                                      522
 Minimum pension
  liability adjustment
  (net of deferred tax
  liability of $132)                                                            172
------------------------------------------------------------------------------------
Balance, August 30, 1997  47,900   5,361  385,990   57,349    13,162            155
 Class A Shares issued     4,800     841
 Class A Shares redeemed  (5,900)   (723)                       (311)
 Class B Shares issued                     13,456    2,470
 Class B Shares redeemed                  (19,300)  (2,827)     (555)
 Net earnings                                                  3,389
 Net unrealized loss on
  depreciation of
  investments (net of
  deferred tax benefit
  of $5)                                                                        (5)
 Minimum pension
  liability adjustment
  (net of deferred tax
  liability of $17)                                                              27
------------------------------------------------------------------------------------
Balance, August 29, 1998  46,800   5,479  380,146   56,992    15,685            177
 Class A Shares issued     4,800     879
 Class A Shares redeemed  (5,200)   (689)                       (264)
 Class B Shares issued                     18,210    3,429
 Class B Shares redeemed                  (19,007)  (2,588)     (900)
 Net earnings                                                  2,639
 Net unrealized loss on
  depreciation of
  investments (net of
  deferred tax benefit
  of $375)                                                                     (738)
 Minimum pension
  liability adjustment
  (net of deferred tax
  liability of $41)                                                              56
------------------------------------------------------------------------------------
BALANCE, AUGUST 28, 1999  46,400  $5,669  379,349  $57,833   $17,160          $(505)
------------------------------------------------------------------------------------

The accompanying notes are an integral part of these statements.

--------------------------------------------------------------------------------
Unified Western Grocers, Inc. and Subsidiaries

CONSOLIDATED STATEMENTS OF CASH FLOWS

(dollars in thousands)

------------------------------------------------------------------------------
fiscal years ended August 30 1997, August 29, 1998
and August 28, 1999                                  1997     1998     1999
------------------------------------------------------------------------------
Cash flows from operating activities:
Net earnings                                        $ 2,307  $ 3,389  $ 2,639
 Adjustments to reconcile net earnings to net cash
  provided (utilized) by operating activities:
 Depreciation and amortization                       12,204   14,792   16,906
 Deferred taxes                                        (107)  (1,219)  (1,535)
 Gain on sale of investments in affiliates, member
  loan receivables,
  and properties, net                                  (562)  (2,460)  (1,360)
 Reduction in fair value of investment                1,500             7,280
 (Increase) decrease in assets:
  Accounts and notes receivable, net                    (93)  (1,297) (11,971)
  Inventories                                         1,031   10,853  (15,166)
  Prepaid expenses                                     (282)     163     (275)
  Notes receivable                                  (13,462)  (5,057)  (2,753)
 Increase (decrease) in liabilities:
  Accounts payable                                    6,030  (23,628)   7,713
  Accrued liabilities                                (2,474)  (7,293)  (1,438)
  Patrons' excess deposits and declared patronage
   dividends                                          1,669   (3,196)   2,461
  Long-term liabilities, other                       (1,586)   2,329    6,978
------------------------------------------------------------------------------
Net cash provided (utilized) by operating activi-
 ties                                                 6,175  (12,624)   9,479
------------------------------------------------------------------------------
Cash flows from investing activities:
 Purchase of properties                             (15,166) (18,414) (11,372)
 Investment in securities, net                       (9,839)  (4,632)  (7,720)
 Proceeds from sales of notes receivable              6,256    2,780    6,590
 Proceeds from sales of properties                    1,229   12,320       82
 Increase in other assets                            (3,100)  (2,236)  (3,024)
 Sales of investments in affiliates, net of cash
  disposed*                                             500
 Acquisition of net assets from wholesale distribu-
  tion company**                                                       (8,954)
 Acquisition of net assets in retail store opera-
  tions***                                                                 75
------------------------------------------------------------------------------
Net cash utilized by investing activities           (20,120) (10,182) (24,323)
------------------------------------------------------------------------------
Cash flows from financing activities:
 Additions to long-term notes payable                27,944  124,000   20,500
 Reduction of long-term notes payable                   (15) (90,344)    (139)
 Reduction of short-term notes payable              (11,440) (11,329)  (1,593)
 Redemption of patronage dividend certificates         (249)             (172)
 Repurchase of shares from members                   (4,112)  (4,416)  (4,441)
 (Decrease) increase in members' required deposits   (1,166)  (2,211)     303
 Issuance of shares to members                        4,432    3,311    4,308
------------------------------------------------------------------------------
Net cash provided by financing activities            15,394   19,011   18,766
------------------------------------------------------------------------------
Net increase (decrease) in cash and cash equiva-
 lents                                                1,449   (3,795)   3,922
Cash and cash equivalents at beginning of year        6,451    7,900    4,105
------------------------------------------------------------------------------
CASH AND CASH EQUIVALENTS AT END OF YEAR            $ 7,900  $ 4,105  $ 8,027
------------------------------------------------------------------------------

The accompanying notes are an integral part of these statements.

--------------------------------------------------------------------------------
Unified Western Grocers, Inc. and Subsidiaries

CONSOLIDATED STATEMENTS OF CASH FLOWS--(CONTINUED)

(dollars in thousands)

---------------------------------------------------------------------------------
for fiscal years ended August 30 1997, August 29, 1998
and August 28, 1999                                      1997    1998     1999
---------------------------------------------------------------------------------
SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Cash paid during the year for:
 Interest                                               $13,264 $12,790 $ 11,962
 Income taxes                                           $ 2,688 $ 3,179 $  1,673
---------------------------------------------------------------------------------
*SALES OF INVESTMENTS IN AFFILIATES, NET OF CASH DIS-
 POSED:
 Proceeds in excess of net assets of affiliates sold,
  net                                                   $   500
**ACQUISITION OF NET ASSETS FROM WHOLESALE DISTRIBU-
 TION COMPANY:
 Working capital, other than cash                                       $ (6,292)
 Property, plant and equipment                                            (1,442)
 Other assets                                                             (1,220)
---------------------------------------------------------------------------------
 Acquisition of net assets from wholesale distribution
  company                                                               $ (8,954)
---------------------------------------------------------------------------------
***ACQUISITION OF NET ASSETS IN RETAIL STORE OPERA-
 TIONS:
 Working capital, other then cash                                       $ 11,327
 Property, plant and equipment                                            (4,467)
 Notes receivable and other long-term assets                              (2,681)
 Goodwill                                                                (23,354)
 Long-term liabilities, other                                              1,883
 Long-term notes payable                                                   5,479
---------------------------------------------------------------------------------
                                                                         (11,813)
  Previous investment in retail store operations                          11,888
---------------------------------------------------------------------------------
  Net cash effect due to acquisition of net assets in
   retail store operations                                              $     75
---------------------------------------------------------------------------------

The accompanying notes are an integral part of these statements.

Unified Western Grocers, Inc. and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (DOLLARS IN THOUSANDS)

Years Ended August 30, 1997, August 29, 1998 and August 28, 1999

1. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES:

Basis of Presentation:

On September 27, 1999, the shareholders of Certified Grocers of California, Ltd. ("Certified") and United Grocers, Inc. ("United") (a grocery cooperative headquartered in Portland, Oregon) approved a merger agreement in which United merged with a wholly owned subsidiary of Certified (see Note 18). The merger became effective on September 29, 1999. In connection with the merger, Certified Grocers of California, Ltd. changed its name to Unified Western Grocers, Inc. (the "Company" or "Unified"). Unified's historical financial information for the fiscal years contained herein does not include information with respect to United.

Principles of Consolidation:

The consolidated financial statements include the accounts of the Company and its subsidiaries. Intercompany transactions and accounts with subsidiaries have been eliminated.

Nature of Business:

The Company is a cooperative organization engaged principally in the distribution of food products and related general merchandise products primarily to retail establishments owned by shareholders of the Company. All establishments with which directors are affiliated, as members of the Company, purchase groceries, related products and store equipment from the Company in the ordinary course of business pursuant to published terms or according to the provisions of supply agreements.

The Company makes investments in retail grocery operations to assist its members. Periodically, the Company will own and manage retail grocery stores on a temporary basis until a qualified and suitable owner can be identified.

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

Inventories:

Inventories are valued at the lower of cost or market. Cost is determined on the first-in, first-out method for items of warehouse stock and on the retail method for retail stores.

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

Unified Western Grocers, Inc. and Subsidiaries

Investments:

The Company has classified all investments in debt securities as held-to-maturity securities, based on the Company's positive intent and ability to hold those securities. Held-to-maturity securities are carried at cost, adjusted for amortization of premiums and accretion of discounts to maturity. Equity investments and subordinated interests, residual interests and servicing fee amounts from the sale of member loan receivables are carried at estimated fair value and are classified as investments available-for-sale. Unrealized gains and losses, net of taxes, on available-for-sale investments are recorded as a separate component of shareholder's equity.

Goodwill:

Goodwill, representing the excess of the purchase price over the estimated fair value of net assets acquired (see Note 4), is amortized over the period of expected benefit. Management reviews goodwill for impairment whenever events or changes in circumstances indicate that the carrying amount may not be recoverable. Management deems goodwill to be impaired if the estimated expected undiscounted future cash flows are less than the carrying amount. Estimates of expected future cash flows are based on management's best estimates of anticipated operating results over the remaining useful life of the assets. As of August 28, 1999, goodwill net of accumulated amortization amounted to $23 million and is included in other assets in the accompanying consolidated balance sheet.

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

Reclassifications:

Certain amounts in the prior years' financial statements have been reclassified to conform to the current year's presentation.

Comprehensive Earnings (Losses):

During fiscal 1999, the Company adopted Statement of Financial Accounting Standard ("SFAS") No. 130, "Reporting Comprehensive Income." This statement establishes standards for the reporting and displaying of comprehensive income and its components. Comprehensive income is net income, plus certain other items that are recorded by the Company directly to shareholders' equity, bypassing net income. The only items currently applicable to the Company are the unrealized gain or loss on appreciation or depreciation of investments and the minimum pension liability adjustment. The balance and current period change for each component of comprehensive earnings are summarized as follows:

----------------------------------------------------------------------------
                               Net Unrealized Gain
                             (Loss) On Appreciation       Minimum Pension
                          (Depreciation) of Investments Liability Adjustment
----------------------------------------------------------------------------
Balance, August 31, 1996              $(284)                   $(255)
  Current-period change                 522                      172
----------------------------------------------------------------------------
Balance, August 30, 1997                238                      (83)
  Current-period change                  (5)                      27
----------------------------------------------------------------------------
Balance, August 29, 1998                233                      (56)
  Current-period change                (738)                      56
----------------------------------------------------------------------------
BALANCE, AUGUST 28, 1999              $(505)                   $   0
----------------------------------------------------------------------------

Unified Western Grocers, Inc. and Subsidiaries

The components of the net change in unrealized holding gains (losses) for fiscal years 1997, 1998, and 1999 are as follows:

-------------------------------------------------------------------------------
                                                             1997  1998  1999
-------------------------------------------------------------------------------
Unrealized holding gains (losses) arising during the period  $436  $205  $(641)
Less reclassification adjustment for gains (losses)
 included in net earnings                                     (86)  210     97
-------------------------------------------------------------------------------
NET UNREALIZED HOLDING GAINS (LOSSES)                        $522  $ (5) $(738)
-------------------------------------------------------------------------------

Recently Issued Accounting Pronouncements:

The Financial Accounting Standards Board issued SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities," which establishes accounting and reporting standards for derivative instruments, including certain derivative instruments embedded in other contracts, and for hedging activities. The statement requires that the Company recognize all derivatives as either assets or liabilities in the balance sheet and measure those instruments at fair value. As amended by SFAS No. 137, this statement is effective for all fiscal quarters of fiscal years beginning after June 15, 2000. Management is in the process of determining the effects on the Company's financial statements.

2. PROPERTIES:

Properties at August 29, 1998 and August 28, 1999 stated at cost, are comprised of:

-----------------------------------------------------------------
                                                  1998     1999
-----------------------------------------------------------------
Land                                            $  8,350 $  8,338
Buildings and leasehold improvements              52,353   61,910
Equipment                                         94,011  104,932
Equipment under capital leases                     6,094    6,364
-----------------------------------------------------------------
                                                 160,808  181,544
Less accumulated depreciation and amortization    84,509  102,313
-----------------------------------------------------------------
                                                $ 76,299 $ 79,231
-----------------------------------------------------------------

On May 19, 1998, the Company completed the sale of approximately 24 acres of property located in Commerce, California. The sale resulted in a gain (net of expenses related to the sale) of $3.2 million. This transaction required certain administrative offices and distribution facilities to be relocated. The Company utilized its remaining properties to accommodate most of the displaced facilities.

3. INVESTMENTS:

The amortized cost and fair value of available-for-sale investments, including equity securities, were as follows:

-------------------------------------------------------------------------
                                              Gross      Gross
                                  Amortized Unrealized Unrealized  Fair
August 29, 1998                     Cost      Gains      Losses    Value
-------------------------------------------------------------------------
Fixed Maturities:
  U.S. Treasury securities and
   obligations of U.S. government
   corporations and agencies       $13,276     $150       $  7    $13,419
  Corporate securities               3,807      268        131      3,944
  Mortgage backed securities        10,776       86         14     10,848
-------------------------------------------------------------------------
   Sub-total                        27,859      504        152     28,211
Redeemable preferred stock           8,253       59         49      8,263
Equity securities                    4,867                          4,867
-------------------------------------------------------------------------
                                   $40,979     $563       $201    $41,341
-------------------------------------------------------------------------

Unified Western Grocers, Inc. and Subsidiaries

-------------------------------------------------------------------------
                                              Gross      Gross
                                  Amortized Unrealized Unrealized  Fair
August 28, 1999                     Cost      Gains      Losses    Value
-------------------------------------------------------------------------
Fixed Maturities:
  U.S. Treasury securities and
   obligations of U.S. Government
   corporations and agencies       $17,083     $ 26      $  660   $16,449
  Corporate securities               6,055      375         209     6,221
  Mortgage backed securities         8,192       11         286     7,917
-------------------------------------------------------------------------
   Sub-total                        31,330      412       1,155    30,587
Redeemable preferred stock           1,324       99         103     1,320
Equity securities                    3,114       12          16     3,110
-------------------------------------------------------------------------
                                   $35,768     $523      $1,274   $35,017
-------------------------------------------------------------------------

Fixed maturity investments are due as follows:

----------------------------------------------------------
                                         Amortized  Fair
August 29, 1998                            Cost     Value
----------------------------------------------------------
Fixed Maturities Available for Sale:
  Due after one year through five years   $10,762  $10,954
  Due after five years through ten years    7,584    7,612
  Due after ten years                       9,513    9,645
----------------------------------------------------------
                                          $27,859  $28,211
----------------------------------------------------------
----------------------------------------------------------
                                         Amortized  Fair
August 28, 1999                            Cost     Value
----------------------------------------------------------
Fixed Maturities Available for Sale:
  Due after one year through five years   $ 8,723  $ 8,722
  Due after five years through ten years    9,060    8,914
  Due after ten years                      13,547   12,951
----------------------------------------------------------
                                          $31,330  $30,587
----------------------------------------------------------

Expected maturities will differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties. Mortgage-backed securities are shown as being due at their average expected maturity dates.

Investment income is summarized as follows:

------------------------------------------------
                            1997   1998   1999
------------------------------------------------
Fixed maturities           $1,728 $2,526 $2,280
Preferred stock                91    444    115
Equity securities              75     82    (18)
Cash and cash equivalents     332    364    131
------------------------------------------------
                            2,226  3,416  2,508
Less investment expenses      137     22    232
------------------------------------------------
  NET INVESTMENT INCOME    $2,089 $3,394 $2,276
------------------------------------------------

Investments carried at fair values of $17,975 and $19,688 at August 29, 1998 and August 28, 1999, respectively, are on deposit with regulatory authorities in compliance with insurance company regulations. Equity securities which do not have readily determinable fair values are accounted for using the cost method.

At August 28, 1999, the Company held investments in preferred stock ($1,000), a note receivable ($5,300), and was owed trade receivables ($980) from Hawaiian Grocery Stores, Inc. ("HGS"), a customer. The entire amount has been either reserved or written-off based on developments pertaining to HGS. Subsequent to year end, HGS defaulted on the principal and interest payments required by the note receivable. The trade receivables also became delinquent during the Company's fourth quarter. The Company believes there is an

Unified Western Grocers, Inc. and Subsidiaries impairment of its investment in HGS which is other than temporary and has written the preferred stock and note receivable down to a nominal carrying value and has fully reserved the trade accounts receivable. HGS has notified the Company that it is experiencing cash flow difficulties due to operating difficulties and reduced sales, it is uncertain when or if the default can be cured.

4. ACQUISITION:

At August 29, 1998, the Company owned an equity interest in SavMax Foods, Inc. ("SavMax"), a member-patron. SavMax is an operator of seven retail grocery stores with retail sales of approximately $75 million for the period December 31, 1998 through August 28, 1999. Sales on an annual basis are approximately $115 million. The investment consisted of (a) 10% of the outstanding Series A common stock with an original cost of $2.5 million and (b) $6.3 million of 8.5% Series B cumulative redeemable preferred stock.

The Company purchased the remaining common and preferred shares of SavMax as of December 31, 1998, for an aggregate purchase price of approximately $4.5 million. The transaction also included an ongoing covenant not to compete from a selling shareholder, termination of the sellers' existing employment and consulting agreements, and the entry into a consulting arrangement with a selling shareholder. The acquisition has been accounted for as a purchase pursuant to Accounting Principles Board Opinion No. 16, "Business Combinations." Accordingly, the consideration has been allocated to the assets and liabilities based on the relative fair values. The excess of the purchase price over the fair value of the net assets acquired was $23.4 million and was recorded as goodwill. The results of the acquired business have been included in the consolidated financial statements from December 31, 1998. Although SavMax has been consolidated, the Company intends to sell its investment to a qualified buyer(s) in the future. The following summarizes the fair value of assets acquired and the liabilities assumed based on SavMax's balance sheet as of January 2, 1999.

------------------------------------------------------
Current assets                               $  8,530
Equipment and leasehold improvements, net       4,467
Other assets                                    2,681
------------------------------------------------------
  Total assets                                 15,678
------------------------------------------------------
Accounts payable                               12,724
Accrued liabilities and deferred credits        5,747
Notes payable                                   8,673
------------------------------------------------------
  Total liabilities                            27,144
------------------------------------------------------
Net                                           (11,466)
Total investment common and preferred stock    11,888
------------------------------------------------------
Goodwill                                     $ 23,354
------------------------------------------------------

The accompanying consolidated statements of earnings do not include any revenues or expenses related to SavMax prior to the December 31, 1998 acquisition date. The following unaudited consolidated pro forma information utilizes the audited information for the Company for fiscal 1998 and 1999 and unaudited information for SavMax for those periods. The pro forma information presents the results of operations of the Company as if the acquisition had taken place on September 1, 1997.

--------------------------------------------------------------------------
Fiscal year                                            1998       1999
--------------------------------------------------------------------------
Sales                                               $1,903,832 $1,920,540
Earnings before patronage dividends, provision for
 income
 taxes and extraordinary item                       $   15,517 $    9,481
Patronage dividends                                 $   10,149 $   14,195
Net earnings (losses)                               $    1,855 $   (4,559)
--------------------------------------------------------------------------

Unified Western Grocers, Inc. and Subsidiaries

These unaudited pro forma results have been prepared for comparative purposes only and do not purport to be indicative of the results of operations which would have actually resulted had the acquisition been in effect on September 1, 1997, or of future results of operations.

5. ACCRUED LIABILITIES:

Accrued liabilities at August 29, 1998 and August 28, 1999 are summarized as follows:

                                                  1998    1999
--------------------------------------------------------------
Insurance loss reserves and other liabilities  $17,290 $21,122
Accrued wages and related taxes                 12,136  13,401
Accrued income and other taxes payable           6,230   5,292
Accrued promotional liabilities                  2,561     277
Other accrued liabilities                       13,550  14,444
--------------------------------------------------------------
                                               $51,767 $54,536
--------------------------------------------------------------

6. NOTES PAYABLE:

Notes payable at August 29, 1998 and August 28, 1999 are summarized as follows:

                                                                  1998     1999
-------------------------------------------------------------------------------
Senior notes payable expiring April 1, 2008, interest rate
 at 7.22% payable monthly, interest only through April 1,
 2000 and $832 principal and interest thereafter through
 April 1, 2008, remaining $34.8 million due May 1, 2008.      $ 80,000 $ 80,000
Notes payable to banks under a $100 million revolving credit agreement expiring April 10, 2003, interest rate at the
 agent's base rate (8.5% at August 29, 1998 and 8.25% at Au-
 gust 28, 1999) or adjusted LIBOR (5.69% plus 0.825% at Au-
 gust 29, 1998 and 5.36% plus 0.9% at August 28, 1999)          44,000   64,500
Other debt related to SavMax                                              4,599
Obligations under capital leases                                 1,873    1,251
-------------------------------------------------------------------------------
Total notes payable                                            125,873  150,350
Less portion due within one year                                   743    6,623
-------------------------------------------------------------------------------
                                                              $125,130 $143,727
-------------------------------------------------------------------------------

Maturities of notes payable as of August 28, 1999 are:

Fiscal
year
--------------------
2000        $  6,623
2001           4,918
2002           4,929
2003          69,690
2004           5,532
Thereafter    58,658
--------------------
            $150,350
--------------------

At August 28, 1999, Unified had $80 million in senior notes outstanding to certain insurance companies and pension funds. The senior notes were unsecured, due in April 2008 and bore interest at 7.22% per annum. Unified also had a $100 million revolving credit facility with a group of banks. The revolving credit was unsecured, expired in April of 2003 and bore interest at the bank's base rate or at an adjusted LIBOR rate plus a margin ranging from 0.375% to 0.90% depending on Unified's leverage ratio. Both the senior notes and the revolving credit facility limited the incurrence of additional funded debt, restricted the issuance of secured indebtedness and prohibited the payment of dividends (other than patronage dividends). These credit agreements contained various financial covenants. Obligations under the credit agreements were senior to the rights of member-patrons with respect to deposits and patronage dividend certificates.

Unified Western Grocers, Inc. and Subsidiaries

Unified entered into a five-year interest rate collar agreement during February 1999 in relation to certain borrowings on its variable rate revolving credit. The collar agreement was put in place without incurring a fee with respect to the collar transaction. The hedge agreement is structured such that Unified pays a variable rate of interest between 6% (cap rate) and 4.94% (floor rate) based on a notional amount of $50 million. The weighted average interest rate, prior to lender's margin, on borrowings on the revolving credit was 5.30% at August 28, 1999.

The extraordinary loss of $1.08 million, net of income taxes, in fiscal 1998 is related to the early extinguishment of debt in connection with the Company's refinancing transaction. This charge covers prepayment premiums paid and the write-off of financing costs relating to debt refinanced in the transaction.

A $10 million credit agreement is collateralized by Grocers Capital Company's ("GCC") member loan receivables. GCC is a wholly owned subsidiary of Unified. The primary function of GCC is to provide loan financing to Unified's member-patrons. Member loans are made at a market rate of interest starting at prime plus 0.5%. The funding for loans made by GCC is provided by GCC's cash reserves as well as the $10 million credit agreement. The maturity date of the credit agreement is September 20, 2001, but is subject to an annual extension of one year by the mutual consent of GCC and the bank. Amounts advanced under the credit agreement bear interest at prime (8.25% at August 28, 1999) or Eurodollar (5.50% at August 28, 1999) plus 0.9%. No amounts were outstanding under this credit line at August 29, 1998 or August 28, 1999. The unused portion of this credit line is subject to commitment fees of 0.125% plus $25 annually.

Member loan receivables are periodically sold by GCC to a bank through a loan purchase agreement. The maturity date of the loan purchase agreement is August 29, 2001, but is subject to extension by mutual agreement of GCC and the bank for an additional one year on each anniversary date of the initial purchase date. Total loan purchases under the agreement are limited to a total aggregate principal outstanding of $50 million. GCC entered into an additional loan purchase agreement with a different bank in January 1999. This additional loan purchase agreement can be terminated upon ninety days prior written notice. There is no maximum limitation on the additional loan purchase agreement. At August 29, 1998 and August 28, 1999, the aggregate principal outstanding balance of loans purchased by the banks was $17 million and $27 million, respectively. The loan sales are subject to limited recourse provisions.

The Company and GCC have also guaranteed loans made directly to members by third party lenders. At August 29, 1998 and August 28, 1999, the maximum principal amount of these guarantees was $7.8 million and $0.6 million, respectively. Member loans, provided by GCC and third parties, are generally secured with collateral which usually consists of personal and real property owned by member-patrons and personal guarantees of member-patrons.

As a result of maturing long-term debt (a noncash financing activity), the Company reclassified from long to short-term debt $11.3 million, $0.7 million, and $2.3 million in the 1997 period, 1998 and 1999, respectively.

In connection with the merger with United, and subsequent to year end, Unified refinanced its existing institutional and bank indebtedness. Unified entered into a five-year, $200 million revolving credit facility secured by accounts receivable and inventories. Borrowings bear interest at either LIBOR plus an applicable margin based on a funded debt to operating cash flow ratio or the higher of the lender's base rate or 0.50% above the lender's federal funds borrowing rate. The new revolving credit facility permits advances up to 85% of eligible accounts receivable and 65% of eligible inventories. The security interest would be released if Unified achieves designated investment grade ratings for a period of not less than one year.

Pursuant to new term credit agreements with existing term lenders, Unified collateralized its existing $80 million 7.22% senior unsecured notes due 2008 with buildings and equipment and issued $40 million of new ten year senior secured notes. The interest rate on the existing $80 million senior notes increased by 0.50% and the senior secured notes bear interest at 8.71%. The interest rate increase on the existing $80 million senior notes and the securitization of both notes would be eliminated in the event the combined entity achieves designated investment grade ratings for a period of not less than one year.

Unified Western Grocers, Inc. and Subsidiaries

The new credit agreements contain customary representations, warranties, covenants and default provisions for financing of this type, including financial ratio covenants which are modeled after covenants contained in Unified's existing loan agreements, modified to reflect the merger and the additional extension of credit.

7. LEASES:

The Company has entered into operating and capital leases for certain warehouse, transportation and data processing equipment. The Company has also entered into operating leases for approximately 31 retail supermarkets. The majority of these locations are subleased to various member-patrons of the Company. The operating leases and subleases are noncancelable, renewable, include purchase options in certain instances, and require payment of real estate taxes, insurance and maintenance.

In addition, on August 28, 1999, the Company was contingently liable with respect to 14 lease guarantees for certain member-patrons. The total current annual rent on locations underlying such lease guarantees on that date was approximately $3.8 million. The commitments have expiration dates through 2017. The Company believes the locations underlying these leases are marketable and, accordingly, would be able to recover a substantial portion of the guaranteed amounts in the event the Company is required to satisfy its obligations under the guarantees.

In consideration of lease guarantees and subleases, the Company normally receives a monthly fee equal to 5% of the monthly rent under the lease guarantees and subleases. Obligations of member-patrons to the Company, including lease guarantees, are generally supported by the Company's right of offset, upon default, against the member-patrons' cash deposits, shareholdings and patronage certificates, as well as in certain instances, personal guarantees and reimbursement and indemnification agreements.

Rent expense was $17.0 million, $16.2 million, and $18.4 million in fiscal 1997, 1998, and 1999, respectively. Sublease rental income was $5.3 million, $6.2 million, and $4.5 million in fiscal 1997, 1998, and 1999, respectively.

Unified Western Grocers, Inc. and Subsidiaries

Minimum rentals on properties leased by the Company, including properties subleased to third parties, as of August 28, 1999 are summarized as follows:

                                             Capital Operating
Fiscal year                                   Leases    Leases
--------------------------------------------------------------
2000                                         $1,034  $ 16,459
2001                                            288    14,736
2002                                                   12,108
2003                                                   11,215
2004                                                   10,581
Thereafter                                             52,820
--------------------------------------------------------------
Total minimum lease payments                  1,322  $117,919
--------------------------------------------------------------
Less amount representing interest                71
--------------------------------------------------------------
Present value of net minimum lease payments   1,251
Less current portion                            971
--------------------------------------------------------------
Total long term portion                      $  280
--------------------------------------------------------------

Future minimum sublease rental income on operating leases as of August 28, 1999 is summarized as follows:

Fiscal
year
-------------------
2000        $ 3,407
2001          3,366
2002          2,885
2003          2,600
2004          2,478
Thereafter   21,041
-------------------
            $35,777
-------------------

8. INCOME TAXES:

The significant components of income tax expense are summarized as follows:

                                                   1997    1998    1999
------------------------------------------------------------------------
Federal:
  Current                                        $  932  $2,367  $1,299
  Deferred                                          162    (820) (1,077)
------------------------------------------------------------------------
   Total federal                                  1,094   1,547     222
------------------------------------------------------------------------
State:
  Current                                           278     653     300
  Deferred                                         (269)   (399)   (458)
------------------------------------------------------------------------
   Total state                                        9     254    (158)
------------------------------------------------------------------------
   Income tax expense                            $1,103  $1,801  $   64
------------------------------------------------------------------------

Unified Western Grocers, Inc. and Subsidiaries

The effects of temporary differences and other items that give rise to deferred tax assets and deferred tax liabilities are presented below:

                                            August 29, August 28,
                                                  1998       1999
-----------------------------------------------------------------
Deferred tax assets:
  Accounts receivable                        $ 2,388    $ 2,109
  Accrued benefits                             9,159     11,109
  Deferred income                              1,697      1,275
  Insurance reserves                           1,788      1,702
  Investment valuation adjustment                642        642
  Accrued environmental liabilities              313        313
  Accrued rent                                    --        619
  Asset impairment adjustment                     --        849
  Alternative minimum tax and other credits    1,080      1,285
  Net operating loss carryforwards                 5      3,205
  Other                                          786      1,278
-----------------------------------------------------------------
   Total gross deferred tax assets            17,858     24,386
  Less valuation allowance                     1,400      5,536
-----------------------------------------------------------------
   Deferred tax assets                       $16,458    $18,850
-----------------------------------------------------------------
Deferred tax liabilities:
  Property, plant and equipment              $ 5,939    $ 6,283
  Capitalized software                         1,988      1,992
  Intangible assets                              627        707
  Deferred state taxes                           753        782
  Deferred gain on installment method             --        479
  Other                                          191        248
-----------------------------------------------------------------
   Total gross deferred tax liabilities        9,498     10,491
-----------------------------------------------------------------
   Net deferred tax asset                    $ 6,960    $ 8,359
-----------------------------------------------------------------

Net deferred tax assets of $3.9 million and $4.3 million are included in deferred taxes, current and $3.1 million and $4.1 million in other assets on the Company's accompanying consolidated balance sheets as of August 29, 1998 and August 28, 1999, respectively.

A valuation allowance is provided to reduce the deferred tax assets to a level which, more likely than not, will be realized. The change in the valuation allowance between fiscal 1998 and 1999 is primarily a result of the acquisition of SavMax (see Note 4). The remaining balance of the net deferred tax assets should be realized through future operating results, the reversal of taxable temporary differences, and tax planning strategies.

The provision for income taxes at the Company's effective tax rate differed from the provision for income taxes at the statutory rate (34%) as follows:

                                                           1997    1998  1999
------------------------------------------------------------------------------
Federal income tax expense at the statutory rate         $1,159  $1,765  $919
State income taxes, net of federal income tax benefit       209     303   158
Insurance subsidiary not recognized for state taxes        (324)   (278)  (41)
Tax exempt income                                            --      --   (94)
Reduction in valuation allowance                             --      --  (820)
Other, net                                                   59      11   (58)
------------------------------------------------------------------------------
Provision for income taxes (net of taxes related to ex-
 traordinary item in 1998)                               $1,103  $1,801  $ 64
------------------------------------------------------------------------------

Unified Western Grocers, Inc. and Subsidiaries

At August 28, 1999, the Company has alternative minimum tax credit carryforwards of approximately $693 available to offset future regular income taxes payable to the extent such regular taxes exceed alternative minimum taxes payable. In addition, the Company has tax benefits associated with the net operating loss carryforwards for federal and state income tax purposes of approximately $2,739 and $466, which begin expiring in 2011 and 2000, respectively.

9. SUBORDINATED PATRONAGE DIVIDEND CERTIFICATES:

The Company has a patronage dividend retention program whereby, subject to annual Board approval, it may retain a portion of the patronage dividends and issue patronage certificates (the "Patronage Certificates") evidencing the indebtedness respecting the retained amounts. The program provides for the issuance of the Patronage Certificates to patrons in a portion and at an interest rate determined by the Board in connection with its approval of a particular issuance. The Patronage Certificates are unsecured general obligations, subordinated to certain indebtedness of Unified, and nontransferable without the consent of Unified.

The Company issued Patronage Certificates for fiscal years 1993, 1994 and 1995. The outstanding Patronage Certificates have a seven-year term and bear interest payable annually on December 15 in each year. The following table represents a summary of the outstanding Patronage Certificates at August 28, 1999 and their respective terms:

        Aggregate   Annual
Fiscal  Principal Interest Maturity
Year       Amount     Rate     Date
-----------------------------------
1993     $1,807       7%   12/15/00
1994     $2,257       8%   12/15/01
1995     $1,922       7%   12/15/02

During fiscal 1997 and 1998 Unified set off approximately $273 and $118, respectively, in Patronage Certificates against a portion of amounts owed to the Company by the holders. No amounts were set off in fiscal 1999.

Patronage Certificates have not been issued subsequent to fiscal 1995. However, the program has not been discontinued, and the Board could authorize the issuance of Patronage Certificates in connection with patronage dividends payable in future years.

10. CAPITAL SHARES:

The Company requires that each member-patron hold 100 Class A Shares. Each member-patron must also acquire Class B Shares having combined issuance values equal to the lesser of the amount of the member-patron's required deposit or twice the member-patron's average weekly purchases (the "Class B Share requirement"). For this purpose, each Class B Share held by a member-patron has an issuance value equal to the book value of Unified's outstanding shares as of the close of the fiscal year last ended prior to the issuance of such Class B Share.

After payment of at least 20% of the patronage dividend in cash and the issuance of the Patronage Certificates, Class B Shares are issued as a portion of each member-patron's patronage dividend and, to the extent necessary to fulfill the member-patron's Class B Share requirement, by crediting the member-patron's cash deposit account for the issuance values of such shares.

All shares of a terminated member, or member who holds Class B Shares in excess of their Class B Share requirement, may be redeemed by the Company (subject to certain legal limitations, provisions of the Company's redemption policy, and provisions of certain of the Company's committed lines of credit) at a redemption price based on book value, less all amounts that may be owing by the member to the Company as fixed in the Articles of Incorporation. All shares are pledged to the Company to secure the Company's redemption rights and as collateral for all obligations to the Company. The Company is not obligated in any fiscal year to redeem more than 5% of the sum of the number of Class B Shares outstanding as of the close

Unified Western Grocers, Inc. and Subsidiaries of the preceding fiscal year and the number of Class B Shares issued as a part of the patronage dividend for the preceding year (the "5% limit"). Thus, shares tendered for redemption in a given fiscal year may not necessarily be redeemed in that fiscal year. In fiscal 1999, the 5% limitation restricted Unified's redemption of shares to 19,007 shares for $3.5 million. The following table summarizes the Class B Shares tendered and presently approved for redemption, shares redeemed, and the remaining number of shares pending redemption at the fiscal year end of each of the following periods:

                                                    Book
Fiscal Year          Tendered Redeemed Remaining   Value
--------------------------------------------------------
Years prior to 1997                     74,868   $14,095
1997                   9,575   19,191   65,252   $12,285
1998                  29,680   19,300   75,632   $14,239
1999                  25,177   19,007   81,802   $15,401

Subsequent to the 1999 fiscal year end and in connection with the merger with United (see Note 1 and Note 18), the Company (i) redeemed 71,310 Class B Shares held by terminated member-patrons and (ii) adopted amendments to its Articles of Incorporation and Bylaws which restrict the Company's obligation to repurchase Class B Shares of terminated members for a three-year period and changed the redemption provisions in other respects (see Note 18).

There are 500,000 authorized Class A Shares, of which 46,800 and 46,400 were outstanding at August 29, 1998 and August 28, 1999, respectively. There are 2,000,000 authorized Class B Shares, of which 380,146 and 379,349 were outstanding at August 29, 1998 and August 28, 1999, respectively.

No member-patron may hold more than 100 Class A Shares. However, it is possible that a member-patron may have an interest in another member, or that a person may have an interest in more than one member, and thus have an interest in more than 100 Class A Shares. The board of directors is authorized to accept member-patrons without the issuance of Class A Shares when the board of directors determines that such action is justified by reason of the fact that the ownership of the patron is the same, or sufficiently the same, as that of another member-patron holding 100 Class A Shares. The price for such shares will be the book value per share of outstanding shares at the close of the fiscal year last ended.

There were 15 authorized Class C Shares of which 15 are outstanding as of August 28, 1999. These shares are valued at ten dollars per share, and ownership is limited to members of the board of directors with no rights as to dividends or other distributions.

Holders of Class A Shares are entitled to vote such shares cumulatively for the election of 80% of the authorized number of directors. Holders of the Class B Shares are entitled to vote such shares cumulatively for the election of 20% of the authorized number of directors. Except as required by California law, the Class C Shares have no voting rights.

See Note 1 and Note 18 regarding amendments to the Articles of Incorporation and bylaws of Unified, limitations on redemption of Class B Shares of terminated members, modification of the redemption provisions of Class A Shares and Class B Shares, and changes in Class C Shares in connection with the United merger.

11. BENEFIT PLANS:

The Company has a noncontributory, defined benefit pension plan ("benefit plan") covering substantially all of its nonunion employees. The benefits under the plan generally are based on the employee's years of service and average earnings for the three highest consecutive calendar years of compensation during the ten years immediately preceding retirement. The Company makes contributions to the pension plan in amounts which are at least sufficient to meet the minimum funding requirements of applicable laws and regulations but no more than amounts deductible for federal income tax purposes. Benefits under the plan are included in a trust providing benefits through annuity contracts.

Unified Western Grocers, Inc. and Subsidiaries

The Company also has an Executive Salary Protection Plan ("ESPP II"), which provides additional post-termination retirement income based on each participant's final salary and years of service with the Company. The funding of this benefit is facilitated through the purchase of life insurance policies, the premiums of which are paid by the Company.

Pension expense for the benefit plans totaled $1,602, $1,399, and $1,364 in fiscal 1997, 1998, and 1999, respectively.

The components of net periodic costs for the benefit plan and ESPP II at August 30, 1997, August 29, 1998 and August 28, 1999 consists of the following:

                                        Benefit Plan
-----------------------------------------------------------
                                      1997    1998    1999
-----------------------------------------------------------
Service cost                        $1,514  $1,586  $1,926
Interest cost                        2,641   2,705   2,927
Expected return on plan assets      (2,861) (3,165) (3,733)
Amortization of prior service cost     (39)    (39)    (39)
Recognized actuarial loss               19      --      --
Amortization of transition asset      (309)   (309)   (309)
-----------------------------------------------------------
NET PERIODIC BENEFIT COST           $  965  $  778  $  772
-----------------------------------------------------------

                                          ESPP II
-----------------------------------------------------------
                                      1997    1998    1999
-----------------------------------------------------------
Service cost                          $193    $200    $150
Interest cost                          303     294     301
Expected return on plan assets          --      --      --
Amortization of prior service cost     112     112     141
Recognized actuarial loss               29      15      --
-----------------------------------------------------------
NET PERIODIC BENEFIT COST             $637    $621    $592
-----------------------------------------------------------

The following table sets forth the change in benefit obligation for the benefit plan and ESPP II at August 29, 1998 and August 28, 1999:

                                             Benefit Plan       ESPP II
-----------------------------------------------------------------------------
                                            1998     1999     1998    1999
-----------------------------------------------------------------------------
Benefit obligation at beginning of year    $34,513  $39,914  $3,965  $3,971
Service cost                                 1,586    1,926     200     150
Interest cost                                2,705    2,927     294     301
Plan amendments                                 --       --      --     889
Actuarial loss (gain)                        3,762     (558)   (106)   (159)
Benefits paid                               (2,652)  (3,463)   (382)   (404)
-----------------------------------------------------------------------------
BENEFIT OBLIGATION AT END OF YEAR          $39,914  $40,746  $3,971  $4,748
-----------------------------------------------------------------------------

The following table sets forth the change in plan assets for the benefit plan and ESPP II at August 29, 1998 and August 28, 1999:

                                             Benefit Plan       ESPP II
-----------------------------------------------------------------------------
                                            1998     1999     1998    1999
-----------------------------------------------------------------------------
Fair value of plan assets at beginning of
 year                                      $37,276  $41,511      --      --
Actual return on plan assets                 6,887    5,086      --      --
Employer contribution                           --       --  $  382  $  404
Benefits paid                               (2,652)  (3,463)   (382)   (404)
-----------------------------------------------------------------------------
FAIR VALUE OF PLAN ASSETS AT END OF YEAR   $41,511  $43,134  $    0  $    0
-----------------------------------------------------------------------------

unified Western Grocers, inc. and Subsidiaries

The accrued pension and other benefit costs recognized in the accompanying consolidated balance sheets at August 29, 1998 and August 28, 1999 is computed as follows:

------------------------------------------------------------------------------
                                             Benefit Plan        ESPP II
                                              1998    1999    1998     1999
------------------------------------------------------------------------------
Funded status at June 1
 overfunded/(underfunded)                    $1,597  $2,388  $(3,971) $(4,748)
Unrecognized actuarial (gain)/loss              801  (1,110)     381      327
Unrecognized prior service cost                (226)   (188)   1,347    2,095
Unrecognized transition asset                  (912)   (603)      --       --
Fourth quarter net periodic pension expense    (195)   (194)     (43)    (148)
------------------------------------------------------------------------------
NET AMOUNT RECOGNIZED PREPAID (ACCRUED):     $1,065  $  293  $(2,286) $(2,474)
------------------------------------------------------------------------------

The additional minimum liability for the ESPP II represents the excess of the unfunded accumulated benefit obligation over previously accrued pension costs. A corresponding intangible asset is recorded as an offset to this additional liability. Because the asset recognized may not exceed the amount of unrecognized prior service cost, the balance, net of tax benefits, of $56 and $0 is reported as a separate component of shareholders' equity at August 29, 1998 and August 28, 1999, respectively.

The weighted average assumptions used in computing the preceding information as of June 1 were as follows:

--------------------------------------------------------------
                                              Benefit Plan
                                             1997  1998  1999
--------------------------------------------------------------
Discount rate for benefit obligation         7.50% 7.00% 7.00%
Discount rate for net periodic benefit cost  8.00% 7.50% 7.00%
Expected return on plan assets               8.50% 9.00% 9.00%
Rate of compensation increase                5.50% 5.50% 5.50%

--------------------------------------------------------------
                                                ESPP II
                                             1997  1998  1999
--------------------------------------------------------------
Discount rate for benefit obligation         7.50% 7.00% 7.00%
Discount rate for net periodic benefit cost  8.00% 7.50% 7.00%
Expected return on plan assets                 NA    NA    NA
Rate of compensation increase                4.00% 4.00% 4.00%

The Company also made contributions of $6.1 million, $5.6 million, and $6.6 million in fiscal 1997, 1998, and 1999, respectively, to collectively bargained, multiemployer defined benefit pension plans in accordance with the provisions of negotiated labor contracts. Information from the plans' administrators is not available to permit the Company to determine its proportionate share of termination liability, if any.

The Company has an Employees' Sheltered Savings Plan ("SSP"), which is a defined contribution plan, adopted pursuant to Section 401 (k) of the Internal Revenue Code for substantially all of its nonunion employees. The Company matches each dollar deferred up to 4% of compensation and, at its discretion, matches 40% of amounts deferred between 4% and 8%. At the end of each fiscal year, the Company also contributes an amount equal to 2% of the compensation of those participants employed at that date. The Company contributed approximately $2.2 million, $2.3 million, and $1.9 million, in fiscal years 1997, 1998, and 1999, respectively.

The Company has an Employee Savings Plan ("ESP"), which is a defined contribution plan, for substantially all union and nonunion employees hired prior to March 1, 1983. Subsequent to March 1, 1983, the Company's contribution to the ESP in any fiscal year is based on net earnings as a percentage of total sales and is applicable to union employees only. In the event net earnings are less than 1.5% of total sales, no contribution is required. All nonunion employees who had a previous balance in the ESP had their balances transferred to the SSP effective the first quarter of fiscal 1992. No expense was incurred in fiscal 1997, 1998, and 1999, respectively.

Unified Western Grocers, Inc. and Subsidiaries

12. POSTRETIREMENT BENEFIT PLANS OTHER THAN PENSIONS:

The Company sponsors postretirement benefit plans that cover both nonunion and union employees. Retired nonunion employees currently are eligible for a plan providing medical benefits. A certain group of retired nonunion employees currently participate in a plan providing life insurance benefits for which active nonunion employees are no longer eligible. Certain eligible union and nonunion employees have separate plans providing a lump-sum payout for unused days in the sick leave bank. The postretirement health care plan is contributory for nonunion employees retiring after January 1, 1990, with the retiree contributions adjusted annually. The life insurance plan and the sick leave payout plans are noncontributory. The plans are unfunded.

The components of net periodic benefit cost consist of the following for fiscal 1997, 1998, and 1999, respectively:

-----------------------------------------------------------
                                        1997   1998   1999
-----------------------------------------------------------
Service cost                           $  788 $  920 $1,055
Interest cost                           1,960  2,145  2,345
Amortization of transition obligation   1,124  1,124  1,124
Recognized actuarial loss                  19     79     75
-----------------------------------------------------------
NET PERIODIC BENEFIT COST              $3,891 $4,268 $4,599
-----------------------------------------------------------

The change in the benefit obligations consist of the following during fiscal 1998 and 1999:

----------------------------------------------------------
                                          1998     1999
----------------------------------------------------------
Benefit obligation at beginning of year  $28,452  $33,238
Service cost                                 920    1,055
Interest cost                              2,145    2,345
Actuarial loss                             3,271      508
Benefits paid                             (1,550)  (1,639)
----------------------------------------------------------
BENEFIT OBLIGATION AT END OF YEAR        $33,238  $35,507
----------------------------------------------------------

The change in the plan assets during the year is:

-----------------------------------------------------------------
                                                 1998     1999
-----------------------------------------------------------------
Fair value of plan assets at beginning of year      --       --
Employer contribution                           $ 1,550  $ 1,639
Benefits paid                                    (1,550)  (1,639)
-----------------------------------------------------------------
FAIR VALUE OF PLAN ASSETS AT END OF YEAR        $     0  $     0
-----------------------------------------------------------------

The funded status of the plan is:

----------------------------------------------------------------
                                               1998      1999
----------------------------------------------------------------
Funded status at June 1 (underfunded)        $(33,238) $(35,507)
Unrecognized actuarial loss                     4,297     5,128
Unrecognized transition obligation             16,800    15,677
Fourth quarter contribution                       416       398
Fourth quarter net periodic pension expense    (1,123)   (1,521)
----------------------------------------------------------------
NET AMOUNT RECOGNIZED ACCRUED:               $(12,848) $(15,825)
----------------------------------------------------------------

Unified Western Grocers, Inc. and Subsidiaries

The weighted-average assumptions as of June 1 are:

--------------------------------------------------------------
                                             1997  1998  1999
--------------------------------------------------------------
Discount rate for benefit obligation         7.50% 7.00% 7.00%
Discount rate for net periodic benefit cost  8.00% 7.50% 7.00%
Rate of compensation increase                5.50% 5.50% 5.50%

For measurement purposes, a 6.85% annual rate of increase in the per capita cost of covered health care benefits was assumed for fiscal 2000; the rate was assumed to decrease gradually to 5.00% in fiscal 2003 and remain at that level thereafter. The health care cost trend rate assumption has a significant effect on the amounts reported. To illustrate, increasing the assumed health care cost trend rates by one percentage point in each year would increase the accumulated postretirement benefit obligation as of August 28, 1999 by $4.8 million and the aggregate benefit cost for the year then ended by $541. A decrease of 1% would decrease the accumulated postretirement benefit obligation as of August 28, 1999 by $4.1 million and the aggregate benefit cost for the year then ended by $452.

The Company's union employees participate in a multiemployer plan that provides health care benefits for retired union employees. Amounts contributed to the multiemployer plan for these union employees totaled $1.1 million in fiscal 1997 and 1998, and $0.1 million in 1999.

13. CONTINGENCIES:

Litigation. The Company is a defendant in a number of cases currently in litigation or potential claims encountered in the normal course of business which are being vigorously defended. In the opinion of management, the resolution of these matters will not have a material adverse effect on the Company's financial position, results of operations, or cash flow.

Environmental Matters. The United States Environmental Protection Agency ("EPA") notified the Company in 1993 that, together with others, it was a potentially responsible party ("PRP") for the disposal of hazardous substances at a landfill site located in Monterey Park, California. In 1999, the EPA notified the Company that, together with others, it was a PRP for the disposal of hazardous substances at a landfill site located in Patterson, California. The Company believes that its share of cost for the remaining phases of cleanup for these sites will not exceed the amounts which the Company has reserved.

14. SEGMENT INFORMATION:

During fiscal 1999, the Company adopted SFAS No. 131, "Disclosures About Segments of an Enterprise and Related Information," which changes the way information about operating segments is reported.

Unified is a grocery wholesaler serving independent supermarket operators primarily in California, but also Nevada, Arizona, Hawaii, and various countries in the South Pacific and elsewhere. In addition to offering a complete line of food and general merchandise products, Unified also provides finance, insurance, store design and real estate services to its patrons.

Based on the information monitored by the Company's operating decision makers to manage the business, the Company has identified one reportable segment. Wholesale distribution includes the results of operations from the sale of food and general merchandise items to independent supermarket operators, both members and non-members, and sales to company-owned retail stores.

The "all other" category includes the aggregation of retail sales, finance, insurance and other services provided to a common customer base, none of which individually meets the quantitative thresholds of a reportable segment.

Unified Western Grocers, Inc. and Subsidiaries

Information about the Company's operations by operating segment is as follows:

-----------------------------------------------------------------------------------
                                                   1997        1998        1999
-----------------------------------------------------------------------------------
Net sales
  Wholesale distribution                        $1,889,728  $1,807,366  $1,822,382
  All other                                         60,594      38,446     112,075
  Intersegment elimination                         (23,230)    (14,126)    (40,934)
-----------------------------------------------------------------------------------
TOTAL NET SALES                                 $1,927,092  $1,831,686  $1,893,523
-----------------------------------------------------------------------------------
Operating earnings
  Wholesale distribution                        $   27,990  $   22,946  $   33,638
  All other                                          3,559       3,306         951
-----------------------------------------------------------------------------------
  Total operating earnings                          31,549      26,252      34,589
Interest expense                                   (13,020)    (12,320)    (11,911)
Other income (expense), net                           (655)      3,200      (5,780)
  Patronage dividends                              (14,464)    (10,149)    (14,195)
-----------------------------------------------------------------------------------
EARNINGS BEFORE PROVISION FOR INCOME TAXES AND
 EXTRAORDINARY ITEM                             $    3,410  $    6,983  $    2,703
-----------------------------------------------------------------------------------
Depreciation and amortization
  Wholesale distribution                        $   11,819  $   14,470  $   15,690
  All other                                            385         322       1,216
-----------------------------------------------------------------------------------
TOTAL DEPRECIATION AND AMORTIZATION             $   12,204  $   14,792  $   16,906
-----------------------------------------------------------------------------------
Capital expenditures
  Wholesale distribution                        $   13,178  $   18,060  $   11,756
  All other                                          1,988         354       5,525
-----------------------------------------------------------------------------------
TOTAL CAPITAL EXPENDITURES                      $   15,166  $   18,414  $   17,281
-----------------------------------------------------------------------------------
Identifiable assets
  Wholesale distribution                        $  332,168  $  324,907  $  336,635
  All other                                         61,834      64,311     114,500
-----------------------------------------------------------------------------------
TOTAL IDENTIFIABLE ASSETS                       $  394,002  $  389,218  $  451,135
-----------------------------------------------------------------------------------

15. CONCENTRATION OF CREDIT RISK:

Financial instruments which potentially expose the Company to concentrations of credit risk consist primarily of trade receivables, notes receivable, and lease guarantees for certain member-patrons. These concentrations of credit risk may be affected by changes in economic or other conditions affecting the Western United States, particularly California. However, management believes that receivables are well diversified, and the allowances for doubtful accounts are sufficient to absorb estimated losses. Obligations of member-patrons to the Company, including lease guarantees, are generally supported by the Company's right of offset, upon default, against the member-patrons' cash deposits, shareholdings and Patronage Certificates, as well as personal guarantees and reimbursement and indemnification agreements.

The Company's largest customer and ten largest customers accounted for approximately 5% and 31%, 6% and 31%, and 6% and 28%, of net sales for fiscal 1997, 1998 and 1999.

16. FAIR VALUE OF FINANCIAL INSTRUMENTS:

The following methods and assumptions were used to estimate the fair value of each class of financial instruments for which it is practicable to estimate that value:

 Cash and cash equivalents:

The carrying amount approximates fair value due to the short maturity of these instruments.

Unified Western Grocers, Inc. and Subsidiaries

 Investments and Notes receivable:

The fair values for investments and notes receivable are based primarily on their quoted market prices or those of similar instruments. Equity securities which do not have readily determinable fair values are accounted for using the cost method. The Company regularly evaluates securities carried at cost to determine whether there has been any diminution in value that is deemed to be other than temporary and adjusts the value accordingly.

 Notes payable, Notes payable due after one year, Subordinated Patronage Dividend Certificates and Interest rate collar agreement:

The fair values for notes payable, notes payable due after one year, subordinated patronage dividend certificates, and the interest rate collar agreement are based primarily on rates currently available to the Company for debt with similar terms and remaining maturities. The fair values for notes payable, notes payable due after one year, and patronage dividend certificates approximated their carrying value at August 29, 1998 and August 28, 1999. There were no material unrealized gains or losses associated with the interest rate collar agreement at August 28, 1999.

The methods and assumptions used to estimate the fair values of the Company's financial instruments at August 29, 1998 and August 28, 1999 were based on estimates of market conditions, estimates using present value and risks existing at that time. These values represent an approximation of possible value and may never actually be realized.

17. RELATED PARTY TRANSACTIONS:

Members affiliated with directors of the Company make purchases of merchandise from the Company and also may receive benefits and services which are of the type generally offered by the Company to its eligible members.

Since the programs listed below are only available to patrons of the Company, it is not possible to assess whether transactions with members of the Company, including entities affiliated with directors of the Company, are less favorable to the Company than similar transactions with unrelated third parties. However, management believes such transactions are on terms which are consistent with terms available to other patrons similarly situated.

A brief description of related party transactions with members affiliated with directors of the Company follows:

Loans and Loan Guarantees:

GCC provides loan financing to its member-patrons (see Note 6). GCC had the following loans outstanding at August 28, 1999 to members affiliated with directors of the Company:

------------------------------------------------------------
                                 Aggregate Loan
                                   Balance at       Maturity
Director                         August 28, 1999      Date
------------------------------------------------------------
Darioush Khaledi                     $3,358           2004
Bill Andronico                        2,629      2000-2004
David Bennett                         2,000           2003

Unified Western Grocers, Inc. and Subsidiaries

Member-patron loans are periodically sold to a bank, subject to limited recourse provisions. At August 28, 1999, the principal balances of loans to members affiliated with directors of the Company that were sold with recourse were as follows:

--------------------------------------------------------------------
                                         Aggregate Loan
                                            Balance at      Maturity
DIRECTOR                                 August 28, 1999      Date
--------------------------------------------------------------------
Michael A. Provenzano, Jr.                     $1,233      2000-2005
Darioush Khaledi                                1,229           1999
Mark Kidd                                         174           2003
David Bennett                                     154           2001
James R. Stump                                    128      1999-2001
John Berberian                                     66      1999-2000
Jay McCormack                                      21      1999-2000

The Company provides loan guarantees to its members. GCC has guaranteed 10% of the principal amount of certain third-party loans to K.V. Mart Co. ("KV") of which director Darioush Khaledi is an affiliate. At August 28, 1999, the principal amount of this guarantee was $563.

Lease Guarantees and Subleases:

The Company provides lease guarantees and subleases to its member-patrons. The Company has executed lease guarantees or subleases to members affiliated with directors of the Company at August 28, 1999 as follows:

-------------------------------------------------------------------------------

                            No. Of Total Current Expiration
DIRECTOR                    Stores   Annual Rent    Date(s)
-----------------------------------------------------------
Darioush Khaledi               3      $1,095     2004-2011
Bill Andronico                 1         861          2014
Michael A. Provenzano, Jr.     2         351     2016-2017
Mark Kidd                      1         121          2008
James R. Stump                 2         110     2002-2003

The Company has committed to guarantee the store lease of a store currently under development affiliated with a director of Unified as follows:

-------------------------------------------------------------------------------

                           Estimated
                 Estimated    Annual
DIRECTOR              Term      Rent
------------------------------------
Edmund K. Davis  10 years   $1,560

Other Leases:

The Company leases its produce warehouse to Joe Notrica, Inc., with which director Morrie Notrica is affiliated. The lease is for a term of five years expiring in November 2003. Monthly rent during the term is $24.

Supply Agreements:

During the course of its business, the Company enters into supply agreements with members of the Company. These agreements require the member to purchase certain agreed amounts of its merchandise requirements from the Company and obligate the Company to supply such merchandise under agreed terms and conditions relating to such matters as pricing and delivery. Members affiliated with directors Andronico, Bennett, Khaledi, Provenzano, and Song have entered into supply agreements with the Company. These supply agreements vary in terms and length, and expire at various dates through 2005, and are subject to earlier termination in certain events.

Unified Western Grocers, Inc. and Subsidiaries

Direct Investment:

At August 29, 1998, GCC owned 10% of the common stock of KV, of which Unified director Darioush Khaledi is affiliated. The cost of the investment was approximately $3 million. The stock purchase agreement contained a provision which allowed KV to repurchase the shares upon certain terms and conditions. In March 1999, KV exercised its repurchase rights under the agreement.

KV purchased the shares for $4.5 million, payable in cash and in an interest-bearing note, resulting in a pre-tax gain of $1.5 million which is included in Other income (expense), net, in the accompanying consolidated statements of earnings and comprehensive earnings. Coincident to the transaction, KV entered into a supply agreement with Unified for a five-year term. The agreement also provides that for a three-year period commencing as of the date of the agreement, in the event of (i) a change of control of KV or (ii) a breach of the supply agreement by KV, KV shall pay the Company $900 or an amount equal to the difference between 10% of the appraised value of KV as of the approximate date of the Agreement (as prepared by an independent third party appraisal firm) and $4.5 million, whichever is greater.

18. SUBSEQUENT EVENTS

Merger:

On September 27, 1999, the shareholders of the Company and United each approved a merger agreement pursuant to which shareholders of United exchanged their shares for the Company's Class A Shares and Class B Shares based on an exchange ratio of 0.228 shares of the Company's stock for each share of United Common Stock outstanding. The merger became effective on September 29, 1999. In the merger, United shareholders received 18,553 Class A Shares and 87,635 Class B Shares. Prior to the merger, United was a wholesale grocery cooperative headquartered in Portland, Oregon with annual sales of approximately $1.2 billion. Existing Class A Shares and Class B Shares of the Company remained outstanding except that, prior to the merger, Class B Shares held by previously terminated members (71,310 shares) were redeemed by the Company. This redemption reduced the Class B Shares pending redemption to 11,725. Amendments to the Articles of Incorporation and Bylaws of the Company effective on the date of the merger increased the number of directors of Unified, modified the redemption provisions as they affect Class A Shares and Class B Shares and increased the authorized number of Class C Shares.

Pursuant to financing commitments from financial institutions to provide financing necessary to complete the merger, Unified (i) increased its bank revolving credit line to $200 million, secured by accounts receivable and inventories, (ii) secured its existing institutionally placed $80 million of 7.22% senior unsecured notes due 2008 by buildings and equipment and increased the interest rate to 7.72%, and (iii) placed a new issue of $40 million in ten-year senior notes with an interest rate of 8.71%, secured by buildings and equipment.

Additionally, the Company changed its fiscal year end from the Saturday nearest August 31 to the Saturday nearest September 30.

Early Retirement Plan:

Unified adopted an early retirement plan in connection with the merger which was offered to eligible non-union employees who were age 50 or over. Employee acceptance of the proposal was voluntary. The plan was designed to give employees an incentive to retire early primarily by enhancing pension and retiree medical benefits otherwise available through existing plans. The goal of the plan was to achieve headcount reductions associated with the merger through voluntary employee action. Benefits offered under the plan were determined based on a formula tied to the combined total of age and years of service of the participant. As a result of the early retirement plan, approximately 80 employees elected early retirement. Costs of the plan are estimated to be approximately $6.3 million.

Unified Western Grocers, Inc. and Subsidiaries

Store Acquisitions:

In May, 1999, Unified entered into an agreement with Albertson's, Inc. to purchase certain assets related to 32 stores being sold as a result of a required divestiture of stores associated with Albertson's Inc's. merger with American Stores, Inc. The acquisition of the retail stores was completed in October, 1999. Unified sold or otherwise permitted the direct transfer of a total of 26 of the stores to Unified members coincident with the closing of the transaction. Unified will retain and operate the remaining six stores until it locates suitable buyers for the stores. Unified has provided and will provide some members with financing support from GCC in connection with this transaction. Financing support is provided on a member by member basis. In addition, Unified has provided and will provide credit enhancement with respect to certain of the leases involved in the transaction in the form of guarantees or as a sublessor/sublessee.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

Information regarding the directors of Unified is incorporated herein by reference to Unified's proxy statement in connection with its next annual meeting of shareholders to be filed within 120 days after the end of the most recent fiscal year. The following table sets forth certain information about executive officers of Unified.

   Officer's Name    Age       Business Experience During Last Five Years
   --------------    --- ------------------------------------------------------
 Alfred A. Plamann    57 President and Chief Executive Officer since February
                         1994.
 Terrence W. Olsen    59 Executive Vice President and Chief Operating Officer
                         since September 1999; President, Chief Executive
                         Officer, United Grocers, Inc., January 1999 to
                         September 1999; Executive Vice President and Chief
                         Operating Officer of United Grocers, Inc., August 1997
                         to January 1999; prior to August 1997, President of
                         United A.G. Coop, Inc.
 Robert M. Ling, Jr.  42 Executive Vice President, General Counsel and
                         Secretary since November, 1999; Senior Vice President,
                         General Counsel and Secretary, October 1997 to
                         November 1999; Vice President, General Counsel and
                         Secretary, August 1996 to October 1997; Vice President
                         and General Counsel, April 1996 to August 1996; Vice
                         President, General Counsel and Secretary, Megafoods
                         Stores, Inc., July 1994 to April 1996.
 Richard J. Martin    54 Executive Vice President, Finance & Administration and
                         Chief Financial Officer since November 1999; Senior
                         Vice President and Chief Financial Officer, May 1998
                         to November 1999; previously Executive Vice President
                         and Chief Financial Officer, Rykoff-Sexton, Inc.
                         through December 1997 when it merged with J.P.
                         Foodservice to form US Foodservice and Executive Vice
                         President Finance and Administration of US Foodservice
                         through January 1998.
 Charles J. Pilliter  51 Executive Vice President--Sales and Marketing since
                         November 1999; Senior Vice President and President--
                         Northern California, January 1990 to November 1999.
 Harley J. Delano     62 Senior Vice President--Retail Development and
                         President, SavMax Foods, Inc. since November 1999;
                         President, SavMax Foods, Inc., April 1999 to November
                         1999; President, Cala Foods, Inc., division of Ralphs
                         Grocery Company, prior to March 1999.
 George D. Gardner    46 Senior Vice President--Non Foods and Specialty
                         Products since November 1999; Vice President--Non
                         Foods and Specialty Products, May 1996 to November
                         1999; General Manager of Grocers Specialty Co., June
                         1995 to May 1996; Vice President & General Manager,
                         Ingro Mexican Foods, Inc., May 1993 to June 1995.
 Philip S. Smith      49 Senior Vice President--Procurement since November
                         1999; Vice President--Procurement, October 1997 to
                         November 1999; Executive Director--Purchasing, July
                         1997 to October 1997; General Manager--Northern
                         California, June 1996 to July 1997; Manager--Product
                         Sales, September 1994 to June 1996.
 Robin L. Thomas      50 Senior Vice President and President, Oregon Division
                         since November 1999; Vice President-Sales of United
                         Grocers, Inc., September 1998 to November 1999;
                         Marketing Director-Northwest Region, Supervalu, Inc.,
                         June 1996 to September 1998; Vice president of
                         Marketing-Tacoma Distribution Division, May 1994 to
                         June 1996.

  Officer's Name   Age        Business Experience During Last Five Years
  --------------   --- -------------------------------------------------------
 Paula M. Anctil    43 Vice President-Corporate Marketing since November 1999;
                       Senior Vice President/Marketing, United Grocers, Inc.,
                       August 1997 to November 1999; Director of Sales and
                       Business Development, United Grocers, Inc., March 1996
                       to April 1997, Vice President, Brown & Cole, Inc.
                       November 1994 to Mach 1996.
 William O. Cote    42 Vice President and Controller since November 1999;
                       Director of Accounting prior to November 1999.
 Carolyn S. Fox     59 Vice President and President of United Resources, Inc.
                       and Grocers Capital Corp., respectively, since November
                       1999; President, United Resources, Inc., July 1998 to
                       November 1999; prior to July 1998, Vice
                       President/Finance, Corporate Treasurer and a Director,
                       Evergreen International Aviation.
 Stanley G. Eggink  52 Vice President-Transportation since November 1999;
                       General Manager-Transportation prior to November 1999.
 Keith A. Miller    40 Vice President-Strategic Planning since November 1999;
                       Vice President of Business Strategy, United Grocers,
                       Inc., April 1998 to November 1999; Director of Business
                       Strategy of United Grocers, Inc., June 1997 to April
                       1998 and Director of Marketing, United Grocers, Inc.,
                       prior to June 1997.
 Joseph A. Ney      51 Vice President--Insurance since November 1998;
                       President, Grocers and Merchants Insurance Services,
                       Inc., Springfield Insurance Company, and Springfield
                       Insurance Company, Ltd.
 Jack E. Scott II   49 Vice President and Chief Information Officer since June
                       1996; Chief Information Officer, World Vision United
                       States, November 1993 to May 1996.
 David A. Woodward  57 Vice President and Treasurer since November 1999;
                       Treasurer from August 1996 to November 1999; Secretary
                       and Treasurer prior to August 1996.

ITEM 11. EXECUTIVE COMPENSATION

Incorporated herein by reference to Unified's proxy statement in connection with its next annual meeting of shareholders to be filed within 120 days after the end of the most recent fiscal year.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

Incorporated herein by reference to Unified's proxy statement in connection with its next annual meeting of shareholders to be filed within 120 days after the end of the most recent fiscal year.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

All firms with which directors are affiliated, as members of Unified, purchase groceries, related products and store equipment from Unified in the ordinary course of business. As members, firms with which directors are affiliated may receive various benefits including patronage dividends, allowances and retail support services. Unified makes a variety of benefits available to members on a negotiated basis. See Footnote 17 to Notes to Consolidated Financial Statements, which is incorporated herein by this reference, for a description of related party transactions. Additional information is incorporated herein by reference to Unified's proxy statement in connection with its next annual meeting of shareholders to be filed within 120 days after the end of the most recent fiscal year.

PART IV

ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K.

(a) Financial Statements

Independent Auditors' Report.

Consolidated Balance Sheets as of August 29, 1998 and August 28, 1999.

Consolidated Statements of Earnings and Comprehensive Earnings for the Fiscal Years Ended August 30, 1997, August 29, 1998, and August 28, 1999.

Consolidated Statements of Shareholders' Equity for the Fiscal Years Ended August 30, 1997, August 29, 1998, and August 28, 1999.

Consolidated Statements of Cash Flows for the Fiscal Years Ended August 30, 1997, August 29, 1998, and August 28, 1999.

(b) Reports on Form 8-K

None.

(c) Exhibits

 3.1 Amended and Restated Articles of Incorporation of the Registrant
     (incorporated by reference to Exhibit 3.1 to the Registrant's Current
     Report on Form 8-K filed on October 13, 1999, File No. 0-10815).

 3.2 Bylaws of the Registrant (incorporated by reference to Exhibit 3.2 to the Registrant's Current Report on Form 8-K filed on October 13, 1999, File No.
     0-10815).

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


4.18    Amended and Restated Loan Purchase Agreement (Existing Program) dated January 30, 1998 among United Resources, Inc., United Grocers, Inc. and National Consumer
        Cooperative Bank (incorporated by reference to Exhibit 4.D1 to United
        Grocers, Inc. Annual Report on Form 10-K for the fiscal year ended October
        2, 1998 filed on January 30, 1999, File No. 002-60487, as amended).


4.19    Amended and Restated Loan Purchase Agreement (Holdback Program) dated
        January 30, 1998 among United Resources, Inc., United Grocers, Inc. and
        National Consumer Cooperative Bank (incorporated by reference to Exhibit
        4.D2 to United Grocers, Inc. Annual Report on Form 10-K for the fiscal year ended October 2, 1998 filed on January 30, 1999, File No. 002-60487, as amended).


4.20    Guarantee dated September 29, 1999 by the Registrant of debt securities of
        United Grocers, Inc. issued pursuant to that certain Indenture dated as of
        February 1, 1978, and as subsequently amended and supplemented, by and between United Grocers, Inc., and State Street Bank and Trust Company
        (incorporated by reference to Exhibit 4.1 to the Registrants Current Report on Form 8-K filed on October 13, 1999, File No. 000-10815).


4.21 Note purchase Agreement dated as of September 29, 1999 by and among Registrant and the persons listed on Schedule I thereto (incorporated by reference to Exhibit 10.1 to the Registrant's Current report on Form 8-K filed on October 13, 1999, File No. 000-10815).


4.22 Secured Revolving Credit Agreement dated as of September 29, 1999, by and among Registrant, the Lenders named therein and Rabobank Nederland, New
        York Branch (incorporated by reference to Exhibit 10.2 to the Registrant's
        Current report on Form 8-K filed on October 13, 1999, File No. 000-10815).


10.1    Comprehensive Amendment to Retirement Plan for Employees of Certified
        Grocers of California, Ltd. dated as of July 27, 1995 (incorporated by reference to Exhibit 10.1 to the Registrant's Annual Report on Form 10-K for the fiscal year ended August 30, 1997 filed on November 28, 1997, File
        No. 0-10815).


10.2    Amended and Restated Deferred Compensation Plan dated as of May 1, 1999.

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

10.10    Certified Grocers of California Early Retirement Program (incorporated by reference to Exhibit 10.28 to the Form S-4 Registration Statement filed on
         August 26, 1999, File No. 333-05917).

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

10.17    Commercial Lease-Net dated December 6, 1994 between TriNet Essential
         Facilities XII and the Registrant (incorporated by reference to Exhibit
         10.17 to the Registrant's Annual Report on Form 10-K for the fiscal year ended September 2, 1995 filed on December 1, 1995,
         File No. 0- 10815).

10.18    Purchase Agreement dated November 21, 1994 between the Registrant and
         TriNet Corporate Realty Trust, Inc. (incorporated by reference to Exhibit
         10.18 to the Registrant's Annual Report on Form 10-K for the fiscal year ended September 2, 1995 filed on December 1, 1995,
         File No. 0-10815).

10.19    Form of Employment Agreement between the Company and Alfred A. Plamann
         (incorporated by reference to Exhibit 10.19 to Form S-4 Registration
         Statement of the Registrant filed on August 26, 1999, File No. 333-85917).

10.19.1  Amendment to Employment Agreement dated as of August, 1999, between the
         Registrant and Alfred A. Plamann (incorporated by reference to Exhibit
         10.27 to Form S-4 Registration Statement of the Registrant filed on August
         26, 1999, File No. 333-85917).

10.20    Severance Agreement between the Company and Charles J. Pilliter
         (incorporated by reference to Exhibit 10.21 to the Registrant's Annual
         Report on Form 10-K for the fiscal year ended August 30, 1997 filed on November 28, 1997, File No. 0-10815).

10.21    Severance Agreement between the Company and Robert M. Ling, Jr.
         (incorporated by reference to Exhibit 10.21 to the Registrant's Annual
         Report on Form 10-K for the fiscal year ended August 29, 1998 filed on November 16, 1998, File No. 0-10815).

10.22    Severance Agreement between the Company and Richard J. Martin (incorporated by reference to Exhibit 10.22 to the Registrant's Annual Report on Form 10-
         K for the fiscal year ended August 29, 1998 filed on November 16, 1998,
         File No. 0-10815).

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

10.27  Sublease Agreement dated August 28, 1991 for the Tigard Store between
       United Grocers, Inc. and a corporation in which Gaylon G. Baese, a director of the Registrant, has an interest (incorporated by reference to Exhibit
       10.G of United Grocers, Inc. Annual Report on Form 10- K405 for the fiscal year ended October 2, 1998 filed on January 20, 1999, File No. 002-60487).

10.28  Sublease Agreement dated October 27, 1991 for the Eugene Store between
       United Grocers, Inc. and a corporation in which Richard L. Wright, a director of the Registrant, has an interest (incorporated by reference to Exhibit 10.H1 of United Grocers, Inc. Annual Report on
       Form 10-K405 for the fiscal year ended October 2, 1998 filed on January 20, 1999,
       File No. 002-60487).

10.29 Sublease Agreement dated October 27, 1991 for the Cotton Grove Store between United Grocers, Inc. and a corporation in which Richard L. Wright, a director of the Registrant, has an interest (incorporated by reference to Exhibit 10.H2 of United Grocers, Inc. Annual Report on Form 10-K405 for the fiscal year ended October 2, 1998 filed on January 20, 1999,
       File No. 002-60487).

10.30  Sublease Agreement dated February 1, 1994 for the Albany Store between
       United Grocers, Inc. and a corporation in which Richard L. Wright, a director of the Registrant, has an interest (incorporated by reference to Exhibit 10.H3 of United Grocers, Inc. Annual Report on
       Form 10- K405 for the fiscal year ended October 2, 1998 filed on January
       20, 1999,
       File No. 002-60487).

10.31  Sublease Agreement dated July 26, 1979 for the Gold Beach Store between
       United Grocers, Inc. and Raymond L. Nidiffer, a holder of more than five percent of the Registrant's shares (incorporated by reference to Exhibit
       10-Q3 of United Grocers' Registration Statement on
       Form S-2, File No. 33-26631).

10.32 Assignment of Lease and related documents for Mt. Shasta Store between United Grocers, Inc. and C&K Market, Inc., an affiliate of Raymond L.
       Nidiffer (incorporated by reference to Exhibit 10-Q4 of United Grocers,
       Inc.'s Registration Statement on Form S-2, File No. 33-26631).

10.33  Loan guaranties dated June 12, 1980 and September 30, 1988, given by United
       Grocers, Inc. for the benefit of C&K Market, Inc., an affiliate of Raymond
       L. Nidiffer (incorporated by reference to Exhibit 10-I12 to United Grocer's
       Form 10-K for the fiscal year ended September 30, 1989).

10.34  Agreement for Purchase and Sale and Escrow Instructions dated September 17,
       1997, between United Grocers, Inc. and C&K Market, Inc., an affiliate of
       Raymond L. Nidiffer (incorporated by reference to Exhibit 10.I5 to United
       Grocers, Inc.'s Form 10-K405 for the fiscal year ended October 2, 1998 filed on January 20, 1999, File No. 002-60487).

10.35  Stock Purchase Agreement dated November 17, 1997, by and among United
       Grocers, Inc. and C&K Market, an affiliate of Raymond L. Nidiffer
       (incorporated by reference to Exhibit 10.I6 to Form 10-K405 of United
       Grocers, Inc. filed on January 20, 1999, File No. 002-60487).

10.36  Employment Agreement dated as of August, 1999, between Registrant and
       Terrence W. Olsen (incorporated by reference to Exhibit 10.26 to Form S-4
       Registration Statement of the Registrant filed August 26, 1999, File No.
       333-85917).

10.37 Binder of Insurance Notifications with respect to the indemnification of officers and directors of United Grocers, Inc. (incorporated by reference to Exhibit 10.x of United Grocers, Inc. Annual Report on Form 10-K for the fiscal year ended October 2, 1998, filed on January 20, 1999, File No. 002-
       60487).

21     Subsidiaries of the Registrant.

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

                                           UNIFIED WESTERN GROCERS, INC.

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

Date: November 19, 1999

              Signature                        Title                    Date
----------------------------------------------------------------------------------

        /s/ Louis A. Amen                    Director            November 19, 1999
 __________________________________
            Louis A. Amen

                                             Director
 __________________________________
           Bill Andronico

       /s/ Gaylon G. Baese                   Director            November 19, 1999
 __________________________________
           Gaylon G. Baese

        /s/ David Bennett                    Director            November 19, 1999
 __________________________________
            David Bennett

        /s/ John Berberian                   Director            November 19, 1999
 __________________________________
           John Berberian

                                             Director
 __________________________________
           Edmund K. Davis

      /s/ Kenneth W. Findley                 Director            November 19, 1999
 __________________________________
         Kenneth W. Findley

       /s/ James F. Glassel                  Director            November 19, 1999
 __________________________________
          James F. Glassel

        /s/ David Goodwin                    Director            November 19, 1999
 __________________________________
            David Goodwin

              Signature                        Title                    Date
----------------------------------------------------------------------------------

      /s/ Darioush Khaledi                   Director            November 19, 1999
 __________________________________
          Darioush Khaledi

          /s/ Mark Kidd                      Director            November 19, 1999
 __________________________________
              Mark Kidd

        /s/ Jay McCormack                    Director            November 19, 1999
 __________________________________
            Jay McCormack

        /s/ Mary McDonald                    Director            November 19, 1999
 __________________________________
            Mary McDonald

        /s/ Morrie Notrica                   Director            November 19, 1999
 __________________________________
           Morrie Notrica

       /s/ Peter J. O'Neal                   Director            November 19, 1999
 __________________________________
           Peter J. O'Neal

    /s/ Michael A. Provenzano                Director            November 19, 1999
 __________________________________
        Michael A. Provenzano

      /s/ Edward J. Quijada                  Director            November 19, 1999
 __________________________________
          Edward J. Quijada

       /s/ Gordon E. Smith                   Director            November 19, 1999
 __________________________________
           Gordon E. Smith

         /s/ Mimi R. Song                    Director            November 19, 1999
 __________________________________
            Mimi R. Song

 __________________________________          Director
          Robert E. Stiles

        /s/ James R. Stump                   Director            November 19, 1999
 __________________________________
           James R. Stump

        /s/ Kenneth Tucker                   Director            November 19, 1999
 __________________________________
           Kenneth Tucker

          /s/ Floyd West                     Director            November 19, 1999
 __________________________________
             Floyd West

      /s/ Richard L. Wright                  Director            November 19, 1999
 __________________________________
          Richard L. Wright

52