Form 10-QT
period 2000-01-01
UNIFIED WESTERN GROCERS INC
filed 2000-03-03
CIK 320431

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                                    Form 10-Q
(Mark One)
[X]    QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
       SECURITIES EXCHANGE ACT OF 1934.

For the quarterly period ended            January 1, 2000
                              ---------------------------------------
                                        AND
[X]    TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
       SECURITIES EXCHANGE ACT OF 1934.
          For the Transition Period from August 29, 1999 to October 2, 1999

                         Commission file number 0-10815
--------------------------------------------------------------------------------

                          Unified Western Grocers, Inc.
--------------------------------------------------------------------------------
             (Exact name of registrant as specified in its charter)

            California                                     95-0615250
--------------------------------------------------------------------------------
   (State or other jurisdiction                        (I.R.S. Employer
   of incorporation or organization)                    Identification No.)

     5200 Sheila Street, Commerce, CA                        90040
-----------------------------------------------------------------------------
  (Address of principal executive offices)                 (Zip Code)

Registrant's telephone number, including area code         (323) 264-5200
                                                   -----------------------------

                      Former Fiscal Year Ended August 28, 1999
--------------------------------------------------------------------------------
               (Former Name, Former Address and Former Fiscal Year,
                          if Changed Since Last Report)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing
requirements for the past 90 days.                          Yes ..X..   No ____

                     APPLICABLE ONLY TO ISSUERS INVOLVED IN BANKRUPTCY
                        PROCEEDINGS DURING THE PRECEDING FIVE YEARS

Indicate by check mark whether the registrant has filed all documents and reports required to be filed by Sections 12, 13, or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan
confirmed by a court.                                       Yes ____   No _____

                           APPLICABLE ONLY TO CORPORATE ISSUERS

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date. Outstanding Shares as of January 1, 2000:

                             Class A Shares        64,300
                             Class B Shares       393,662
                             Class C Shares           24

                           Exhibit Index on page 18
                                       1

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements
-----------------------------

                      UNIFIED WESTERN GROCERS, INC. AND SUBSIDIARIES
                           CONSOLIDATED CONDENSED BALANCE SHEETS
                                  (dollars in thousands)
                                                                  (Audited)         (Unaudited)       (Unaudited)
                                                                  August 28,        October 2,        January 1,
                                                                     1999              1999              2000
                                                             --------------------------------------------------------
ASSETS
Current:
    Cash and cash equivalents                                            $8,027            $17,057          $40,369
    Accounts and notes receivable                                       108,786            189,379          177,488
    Inventories                                                         150,800            228,997          219,415
    Other current assets                                                  5,544             11,352           11,889
    Deferred taxes                                                        4,286              7,005            7,005
                                                             --------------------------------------------------------
                  Total current assets                                  277,443            453,790          456,166

Properties, net                                                          79,231            119,574          123,060
Investments                                                              35,017             40,479           40,334
Notes receivable                                                         13,914             45,426           45,371
Goodwill, net                                                            25,126             54,297           53,962
Other assets                                                             20,404             38,337           38,541
                                                             --------------------------------------------------------
          TOTAL ASSETS                                                 $451,135           $751,903         $757,434
                                                             ========================================================
LIABILITIES AND SHAREHOLDERS' EQUITY
Current:
    Accounts payable                                                   $102,172           $170,711         $145,732
    Accrued liabilities                                                  54,536             82,881           77,928
    Notes payable                                                         6,623              7,605           10,096
    Patrons' excess deposits and estimated patronage dividends           16,091             13,026           14,030
                                                             --------------------------------------------------------
                Total current liabilities                               179,422            274,223          247,786

Notes payable, due after one year                                       143,727            291,261          323,755
Long-term liabilities, other                                             29,393             53,336           54,779
Patrons' deposits and certificates:
     Patrons' required deposits                                          12,450             22,325           24,058
     Subordinated patronage dividend certificates                         5,986              5,986            5,986
Shareholders' equity:
    Class A Shares                                                        5,669             10,398           10,320
    Class B Shares                                                       57,833             70,591           70,233
    Additional paid in capital                                                              18,095           18,095
    Retained earnings                                                    17,160              6,247            3,040
    Accumulated other comprehensive losses                                (505)              (559)            (618)
                                                             --------------------------------------------------------
                Total shareholders' equity                               80,157            104,772          101,070
                                                             --------------------------------------------------------
    TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY                         $451,135           $751,903         $757,434
                                                             ========================================================

                                       The accompanying notes are an integral part of these statements.


                      UNIFIED WESTERN GROCERS, INC. AND SUBSIDIARIES
  CONSOLIDATED CONDENSED STATEMENTS OF LOSSES/EARNINGS AND COMPREHENSIVE LOSSES/EARNINGS
                                        (UNAUDITED)
                                   (dollars in thousands)
                                                     5 Weeks Ended               13 Weeks Ended
                                                 ------------------------------------------------------------
                                                       October 2,         November 28,        January 1,
                                                          1999                1998               2000
                                                 ------------------------------------------------------------
Net sales                                                    $211,633            $462,141          $819,415
                                                 ------------------------------------------------------------

Costs and expenses:
   Cost of sales                                              192,323             420,574           735,649
   Distribution, selling and administrative                    20,459              34,655            77,611
                                                 ------------------------------------------------------------

Operating (loss) income                                       (1,149)               6,912             6,155

Interest expense                                                1,495               2,856             7,205
Other expense                                                   7,218

(Losses) earnings before estimated patronage
dividends and (benefit) provision for income taxes            (9,862)               4,056           (1,050)
Estimated patronage dividends                                       0               3,263             2,728
                                                 ------------------------------------------------------------

(Losses) earnings before (benefit) provision for
income taxes                                                  (9,862)                 793           (3,778)
(Benefit) provision for income taxes                          (2,593)                 250             (948)
                                                 ------------------------------------------------------------

Net (losses) earnings                                        $(7,269)               $ 543          $(2,830)
                                                 ============================================================

Other comprehensive (losses) earnings, net of
   income tax:
     Unrealized holding (losses) gains                           (54)                 196              (59)
                                                 ------------------------------------------------------------
Comprehensive (losses) earnings                              $(7,323)                $739          $(2,889)
                                                 ============================================================









                                       The accompanying notes are an integral part of these statements.

                      UNIFIED WESTERN GROCERS, INC. AND SUBSIDIARIES
                CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS (UNAUDITED)
                       FOR THE FIVE WEEKS ENDED OCTOBER 2, 1999 AND
                THIRTEEN WEEKS ENDED NOVEMBER 28, 1998 AND JANUARY 1, 2000
                                  (dollars in thousands)
                                                           FIVE WEEKS          THIRTEEN WEEKS ENDED
                                                             ENDED
                                                           ----------------------------------------------------
                                                            October 2,       November 28,        January 1,
                                                              1999               1998               2000
                                                           ----------------------------------------------------
Cash flows from operating activities:
Net (losses) earnings                                            $(7,269)              $543           $(2,830)
                                                           ----------------------------------------------------
   Adjustments to reconcile net (losses) earnings to net
      cash utilized by operating activities:
     Depreciation and amortization                                  2,478             3,864              7,458
     (Gain) loss on disposal of properties                           (32)              (17)                105
     Changes in operating assets and liabilities:
        Accounts and notes receivable                            (17,173)          (12,496)             11,891
        Inventories                                               (5,804)           (4,923)              9,582
        Prepaid expenses                                            1,554               245              (537)
        Notes receivable                                            (700)              (58)                 55
        Accounts payable                                            8,517           (9,420)           (23,503)
        Accrued liabilities                                         9,155             6,869            (4,953)
        Patrons' excess deposits and estimated
           patronage dividends                                    (3,065)             2,953              1,004
        Long-term liabilities, other                                6,458               936              1,443
                                                           ----------------------------------------------------
Net cash utilized by operating activities                         (5,881)          (11,504)              (285)
                                                           ----------------------------------------------------
Cash flows from investing activities:
   Purchase of properties                                         (1,141)           (2,770)            (8,642)
   Proceeds from sales of properties                                   81                17                 82
   Increase in other assets                                       (4,473)             (795)            (3,834)
   Investment in securities, net                                      200                18                 86
   Acquisition of net assets from United Grocers, Inc. (see         7,134
      Note 7)
   Proceeds from sale of notes receivable                                             2,652
                                                           ----------------------------------------------------
Net cash provided (utilized) by investing activities                1,801            ( 878)           (12,308)
                                                           ----------------------------------------------------
Cash flows from financing activities:
   Additions to long-term notes payable                           114,000            18,000             37,700
   Reduction of long-term notes payable                          (86,098)                                (363)
   Additions to short-term notes payable                              109
   Reduction of short-term notes payable                          (3,010)             (181)            (2,352)
   Increase in members' required deposits                           1,230             1,103              1,375
   Repurchase of shares from members                             (13,177)             (183)              (493)
   Issuance of shares to members                                       56               255                 38
                                                           ----------------------------------------------------
Net cash provided by financing activities                          13,110            18,994             35,905
                                                           ----------------------------------------------------
Net increase in cash and cash equivalents                           9,030             6,612             23,312
Cash and cash equivalents at beginning of year                      8,027             4,105             17,057
                                                           ----------------------------------------------------
Cash and cash equivalents at end of period                        $17,057           $10,717            $40,369
                                                           ====================================================
Supplemental disclosure of cash flow information:
Cash paid during the period for:
   Interest                                                        $2,426            $2,938             $4,112
   Income taxes                                                                          90
                                       The accompanying notes are an integral part of these statements.
                                       4

                 UNIFIED WESTERN GROCERS, INC. AND SUBSIDIARIES
              NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS

1. The consolidated condensed financial statements include the accounts of Unified Western Grocers, Inc. and all of its subsidiaries (the "Company"). Intercompany transactions and accounts with subsidiaries have been eliminated. The interim financial statements included herein have been prepared by the Company without audit, pursuant to the rules and regulations promulgated by the Securities and Exchange Commission (the "Commission"). Certain information and footnote disclosures normally included in the financial statements prepared in accordance with generally accepted accounting principles have been omitted pursuant to Commission rules and regulations; nevertheless, management believes that the disclosures are adequate to make the information presented not misleading. These condensed financial statements should be read in conjunction with the audited financial statements and notes thereto included in the Company's latest annual report filed on Form 10-K. The results of operations for the interim periods are not necessarily indicative of the results for the full year.

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

2. On September 27, 1999, the shareholders of Unified Western Grocers, Inc. (formerly Certified Grocers of California, Ltd.) and United Grocers, Inc. ("United") (a grocery cooperative headquartered in Portland, Oregon) approved a merger agreement in which United merged with a wholly owned subsidiary of Certified (the "Acquisition Subsidiary"). The merger became effective on September 29, 1999. In connection with the merger, Certified Grocers of California, Ltd. changed its name to Unified Western Grocers, Inc. (the "Company" or "Unified"). The Acquisition Subsidiary was merged into Unified effective February 11, 2000. United's financial information is contained herein for the period September 30, 1999 through October 2, 1999 and for the thirteen week period ended January 1, 2000.

        Effective September 27, 1999, the Company changed its fiscal year end from the Saturday nearest August 31 to the Saturday nearest September 30. The financial statements for the thirteen weeks ended November 28, 1999 are most nearly comparable to the thirteen weeks ended January 1, 2000 of the Company's newly adopted fiscal year. The Company has elected not to recast data for the thirteen weeks ended November 28, 1998 since it is not practicable and since the comparability of information or trends reflected is not deemed impaired.

        As a result of the merger, Unified now serves a broader geographic region. The Company serves independent supermarket operators in California, Oregon, western Washington, western Idaho, Nevada, Arizona, Hawaii, and various countries in the South Pacific and elsewhere as a wholesale grocery cooperative. In addition to offering a complete line of food and general merchandise products, Unified also provides finance, insurance, store design and real estate services to its patrons.

        The merger of Unified and United was accounted for as a purchase pursuant to Accounting Principles Board Opinion No. 16, "Business Combinations." Accordingly, the consideration was allocated to the assets acquired and liabilities assumed based on their relative estimated fair values. The excess of the purchase price over the fair value of the net assets acquired was $29.2 million and was recorded as goodwill. Goodwill is being amortized over forty years. The following summarizes the preliminary estimated fair value of assets acquired and liabilities assumed based on United's balance sheet as of September 29, 1999.

                                                     (dollars in thousands)
          Current assets                                          $151,305
          Equipment and leasehold improvements, net                 40,709
          Other                                                     45,457
                                                    -----------------------
               Total assets                                        237,471
                                                    -----------------------
          Accounts payable                                          58,546
          Other liabilities                                         36,675
          Notes payable                                            123,050
                                                    -----------------------
               Total liabilities                                   218,271
                                                    -----------------------
          Net                                                       19,200
          Total investment common and preferred stock               48,433
                                                    -----------------------
          Goodwill                                                 $29,233
                                                    -----------------------

3. On December 31, 1998, the Company purchased the additional shares of common and preferred stock it did not already own which gave the Company a 100% ownership of SavMax Foods, Inc. ("SavMax"), a member-patron with seven retail grocery stores in northern California. Sales on an annual basis are approximately $118 million for the stores acquired on December 31, 1998. The acquisition was accounted for as a purchase pursuant to APB Opinion No. 16, "Business Combinations." Consideration was allocated to the assets acquired and liabilities assumed based on their relative fair values. The excess of the purchase price over the fair value of the net assets acquired was $23.4 million and was recorded as goodwill. Goodwill is being amortized over forty years. The results of the acquired business have been included in the consolidated financial statements from December 31, 1998. Although SavMax has been consolidated, the Company continues to intend to sell its investment in SavMax.

4. The accompanying consolidated statements of earnings do not include any revenues or expenses related to United prior to September 30, 1999 and SavMax prior to December 31, 1998. The following unaudited consolidated pro forma information utilizes the unaudited information for the Company, United, and SavMax for the thirteen week period ended November 28, 1998. The pro forma information below presents the Company's operating results assuming the acquisitions had taken place on August 30, 1998.

                                           For the thirteen weeks
                                           ended November 28, 1998
                                           -----------------------
                                            (dollars in thousands)
     Sales                                         $755,071
     Loss before patronage dividends and
     provision for income taxes                    $(3,556)
     Net loss                                      $(6,345)

        These unaudited pro forma results have been prepared for comparative purposes only and do not purport to be indicative of the results of operations which would have actually resulted had the acquisitions been in effect on August 30, 1998, or of future results of operations.

5. In May, 1999, Unified entered into an agreement with Albertson's, Inc. to purchase certain assets related to 32 stores being sold as a result of a required divestiture of stores associated with Albertson's, Inc's. merger with American Stores, Inc. The acquisition of the retail stores was completed in October, 1999. Unified sold or otherwise permitted the direct transfer of a total of 26 of the stores to Unified members coincident with the closing of the transaction. Unified was required to retain and operate the remaining six stores until it locates a buyer(s) for the stores. If no suitable buyers are available, any under-performing stores will be closed after meeting certain conditions of sale. Unified has provided some members with financing support in connection with this transaction. Financing support is provided on a member by member basis. In addition, Unified has provided credit enhancement with respect to certain of the leases involved in the transaction in the form of guarantees or as a sublessor/sublessee.

6. Based on information monitored by the Company's operating decision makers to manage the business, the Company has identified one reportable segment. Wholesale distribution includes the results of operations from the sale of food and general merchandise items to independent supermarket operators, both members and non-members, and sales to company-owned retail stores. The "all other" category includes the aggregation of retail sales, finance, insurance and other services provided to a common customer base, none of which individually meets the quantitative thresholds of a reportable segment.

        Information about the Company's operations by segment is as follows:

                                                       5 Weeks              13 Weeks Ended
                                                        Ended
                                                      October 2,     November 28,         January 1,
                                                        1999             1998               2000
                                                   --------------------------------------------------
                                                                  (dollars in thousands)
Net sales
  Wholesale distribution                                $208,279         $456,142           $785,518
  All other                                               12,969            9,098             69,656
  Intersegment elimination                               (9,615)          (3,099)           (35,759)
                                                   --------------------------------------------------
Total net sales                                         $211,633         $462,141           $819,415
                                                   --------------------------------------------------
Operating (loss) income
  Wholesale distribution                                  $(499)           $6,330            $10,352
  All other                                                (650)              582            (4,197)
                                                   --------------------------------------------------
Total operating (loss) income                            (1,149)            6,912              6,155

Interest expense                                           1,495            2,856              7,205
Other expense                                              7,218
Estimated patronage dividends                                               3,263              2,728
                                                   --------------------------------------------------
(Loss) earnings before provision for income taxes        (9,862)             $793            (3,778)
                                                   --------------------------------------------------
Depreciation and amortization
  Wholesale distribution                                  $2,328           $3,784             $6,861
  All other                                                  150               80                597
                                                   --------------------------------------------------
Total depreciation and amortization                       $2,478           $3,864             $7,458
                                                   --------------------------------------------------
Capital expenditures
  Wholesale distribution                                 $40,561           $2,481             $3,222
  All other                                                1,289              289              5,420
                                                   --------------------------------------------------
Total capital expenditures                               $41,850           $2,770             $8,642
                                                   --------------------------------------------------
Identifiable assets
  Wholesale distribution                                $616,701         $333,388           $613,999
  All other                                              135,202           76,900            143,435
                                                   --------------------------------------------------
Total identifiable assets                               $751,903         $410,288           $757,434
                                                   --------------------------------------------------

7.      Supplemental disclosure of cash flow information:

                                                                        September 29,
        Acquisition of net assets of United Grocers, Inc.                   1999
----------------------------------------------------------------------------------------
                                                                         (dollars in
                                                                         thousands)

Working capital, other than cash                                            $(62,814)
Property, plant, and equipment                                               (40,709)
Notes receivable and other long-term assets                                  (45,457)
Goodwill                                                                     (29,233)
Long-term notes payable                                                       119,429
Long-term liabilities, other                                                   17,485
                                                                         -------------
                                                                            $(41,299)
Total equity investment in United Grocers, Inc.                                48,433
                                                                         -------------
Net cash effect due to acquisition of net assets of United Grocers, Inc.       $7,134
                                                                         =============

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations
--------------------------------------------------------------------------------

Liquidity and Capital Resources
        The Company relies upon cash flow from operations, patron deposits, shareholdings, and borrowings under the Company's credit lines, to finance operations. Net cash utilized by operating activities totaled $0.3 million for the first thirteen weeks of fiscal 2000 (the "2000 period"), as compared to $11.5 million utilized by operations for the first thirteen weeks of fiscal 1999 (the "1999 period"). Net cash utilized for the 2000 period is primarily due to decreased accounts payable and accrued liabilities in the distribution operations. At January 1, 2000, working capital was $208.4 million, as compared to $98.0 million at August 28, 1999, and the Company's current ratio was 1.8 to 1 at January 1, 2000 and 1.5 to 1 at fiscal 1999 year end. Working capital varies primarily as a result of seasonal inventory requirements.

        Capital expenditures totaled $8.6 million in the first thirteen weeks of fiscal 2000. The fiscal 2000 expenditures include purchases of computer equipment, leasehold improvements and warehouse equipment.

        The Company refinanced its existing institutional and bank indebtedness in connection with the acquisition of United Grocers, Inc. The Company entered into a five-year $200 million revolving credit facility secured by accounts receivable and inventories. Borrowings bear interest at either LIBOR plus an applicable margin based on a funded debt to operating cash flow ratio or the higher of the lender's base rate or 0.50% above the lender's federal funds borrowing rate. The new revolving credit facility permits advances up to 85% of eligible accounts receivable and 65% of eligible inventories. The security interest would be released if Unified achieves designated investment grade ratings for a period of not less than one year.

        Pursuant to new term credit agreements with existing term lenders, Unified collateralized its existing $80 million of 7.22% senior unsecured notes due 2008 with buildings and equipment and issued $40 million of new ten-year senior secured notes. The interest rate on the existing $80 million senior notes increased by 0.50% and the senior mortgage notes bear interest at 8.71%. The interest rate increase on the existing $80 million senior notes and the securitization of both notes could be eliminated if Unified achieves designated investment grade ratings for a period of not less than one year.

        The new credit agreements contain customary representations, warranties, covenants and default provisions for financing of this type.

        The merger with United was effective September 29, 1999. United's final audited results for its fiscal year ended September 29, 1999 reported a net loss of $17.6 million. The loss was in part due to substantially reduced margins realized in the fourth quarter of fiscal 1999, which lower margins carried over into the first quarter of fiscal 2000 and are expected to impact the second quarter. The Company believes margins will begin to return to anticipated levels in the third quarter. The losses were also attributable in part to United subsidiary operations, including retail, which likewise may continue to reflect losses in the second quarter.

        At January 1, 2000, the Company had $7.9 million in deferred tax assets related to net operating loss carryforwards that expire in various years through 2019. For financial reporting purposes, a valuation allowance of $5.5 million is offset against the net operating loss carryforward asset since the entire asset is not expected to be realized before expiration. The valuation allowance is primarily related to SavMax. The total valuation allowance is $6.4 million. The remaining balance of the net deferred tax asset should be realized through future operating results, the reversal of taxable temporary differences, and tax planning strategies.

        Unified distributes at least 20% of the patronage dividends in cash and distributes Class B Shares as a portion of the patronage dividends distributed to its member-patrons. Dairy patronage dividends were paid in cash in the periods required. Patrons are generally required to maintain cash subordinated deposits with Unified and member-patrons may purchase (or acquire as patronage dividends) Class B Shares to apply against this requirement. In the merger, former United members were provided the opportunity to build the minimum subordinated deposit over time, provided that they agree to assign 80% of patronage dividends received for this purpose and maintain a supply agreement with Unified until the minimum deposit condition is satisfied. Upon termination of patron status, the withdrawing patron will be entitled to recover deposits in excess of its obligations to Unified if permitted by the applicable subordination provisions, and a member-patron also will be entitled to have its shares redeemed, subject to applicable legal requirements, company policies and credit agreement limitations. With certain exceptions, Unified's current redemption policy limits the Class B Shares that Unified is obligated to redeem in any fiscal year to 5% of the number of Class B Shares deemed outstanding at the end of the preceding fiscal year. For fiscal 2000, this limitation has been exceeded by purchases in connection with the merger described below. In connection with the merger, Unified redeemed 71,310 Class B Shares of discontinued members for a total consideration before set-offs of $13.4 million. As described in the Form 10-K, Unified is not obligated to repurchase Class B Shares of terminated members until after September 27, 2002. Other limitations on repurchase are described in the most recent Form 10-K.

        The Company's ability to redeem or repurchase shares is dependent in part upon the existence of retained earnings in excess of the repurchase obligation immediately prior to any repurchase. The reduction of retained earnings due to the losses recorded by the former United and by operating losses in the Company's subsidiary operations and cooperative division will negatively impact the Company's ability to repurchase or redeem shares. The Company's ability to repurchase and redeem shares in the future will be dependent on its ability to realize and maintain levels of retained earnings which permit purchases of shares from time to time as contemplated by the Bylaws. Credit agreements also restrict repurchase of shares and all purchases will be subject to limitations of existing credit agreements, the Articles and Bylaws and applicable laws.

 Year 2000

        The Company experienced no significant difficulties with its software applications or hardware systems during the calendar change to the year 2000. The Company was not impacted by any significant product supply or customer delivery delays associated with the year 2000 calendar change.

Results of Operations

        The following table sets forth selected financial data of the Company expressed as a percentage of sales for the periods indicated below:

                                                        For the Five       For the Thirteen Weeks
                                                        Weeks Ended                Ended
                                                         October 2,       November 28,   January 1,
                                                         1999                1998           2000
                                                       ---------------------------------------------
Net sales                                                       100%             100%          100%
Cost of sales                                                   90.9             91.0          89.8
Distribution, selling and administrative                         9.6              7.5           9.5
Operating (loss) income                                        (0.5)              1.5           0.7
Interest expense                                                 0.7              0.6           0.9
Other expense                                                    3.4              0.0           0.0
Estimated patronage dividends                                    0.0              0.7           0.3
(Losses) earnings before (benefit) provision for               (4.6)              0.2         (0.5)
    income taxes
(Benefit) provision for income taxes                           (1.2)              0.1         (0.1)
Net (losses) earnings                                          (3.4)              0.1         (0.4)

Thirteen Week Period

Net sales
        Net sales totaled $819.4 million for the 2000 period as compared to $462.1 million for the 1999 period. The sales increase of $357.3 million represents a 77.3% increase over the 1999 period. The increase in sales is primarily related to the merger with United (approximately $263.1 million), the consolidation of SavMax ($28.8 million), the purchase of the operating assets of Gourmet Specialties, a northern California specialty foods distributor ($13.8 million), and additional wholesale supply volume to 32 stores which certain member retailers and the Company acquired as a result of a required divestiture of stores associated with Albertson's Inc. merger with American Stores, Inc. ($32.1 million).

Cost of sales
        In the 2000 period, cost of sales were $735.6 million (89.8% of net sales) compared to $420.6 million (91.0% of net sales) in the 1999 period. The overall gross margin as a percentage of net sales is 1.2% higher compared to the comparable period in 1999. The increase in gross margin is due in part to an increase in retail sales which have higher gross margins than distribution activities, and to an increase in higher margin sales from Gourmet Specialties, offset by lower overall margins contributed by the former United operations.

Distribution, selling and administrative
        Distribution, selling and administrative expenses were $77.6 million (or 9.5% of net sales) in the 2000 period, as compared to $34.7 million (or 7.5% of net sales) in the 1999 period. The increase is due to higher operating costs for Unified's expanding retail operations (1.3%) and higher warehousing and distribution costs (0.3%).

Interest
        Interest expense was $7.2 million (0.9% of net sales) in the 2000 period as compared to $2.9 million (0.6% of net sales) in the 1999 period. Borrowings under the Company's Credit Agreements were higher during the 2000 period as compared to the 1999 period as a result of the financing required by the merger with United. The Company has also experienced higher interest rates in the 2000 period compared to the 1999 period.

Estimated patronage dividends
        Estimated patronage dividends totaled $2.7 million for the 2000 period as compared to $3.3 million for the 1999 period. The decrease is due to the lower margins in the former United operations and higher distribution costs and higher interest expenses as a percentage of net sales as described above. The estimated patronage earnings for fiscal 2000 is comprised of the interim patronage earnings from the Company's two patronage pools: the cooperative and dairy divisions. For the 2000 period, the Company had an interim patronage loss of $0.4 million for the cooperative division and patronage earnings of $3.1 million from the dairy division.

Net (loss) earnings
        Net loss for the 2000 period was $2.8 million compared to net earnings of $0.5 million for the 1999 period. The losses resulted primarily from Unified's retail operations ($3.7 million). This was predominately due to start-up costs and initial operating losses from the stores operated by the Company as a result of its store acquisitions from Albertson's, along with losses of the retail operations of the former United. Net earnings/losses are generated by the Company's subsidiaries and nonpatronage activities, which do not distribute patronage dividends. The Company intends to sell or close unprofitable retail operations and is evaluating under-performing subsidiary operations.

Five Week Transition Period Ended October 2, 1999

        The five week transition period resulting from the change in the Company's fiscal year-end includes the operating activities of Unified for the five week period ended October 2, 1999 and the operating activities of United for the three day period between the effective date of the merger,

September 29, 1999 and October 2, 1999. The operating results for the five week transition period was a pretax loss of $9.9 million. Transition activities accounted for $8.2 million of the loss. The primary components of the transition activities included: an early retirement plan for employees of Unified totaling $6.3 million (included in other expense), the write-off of United's deferred financing costs of $0.7 million, and integration consulting costs of $0.3 million. The combined operations of the merged company experienced a pretax loss of $1.7 million during the five week period.

Item 3. Quantitative and Qualitative Disclosures About Market Risk.
--------------------------------------------------------------------

Unified has only limited involvement with derivative financial instruments and does not use them for trading purposes. They are used to manage well-defined interest rate risks. Unified entered into a five-year interest rate collar agreement in February 1999 in relation to certain borrowings on its variable rate revolving credit. The collar agreement was put in place without incurring a fee with respect to the collar transaction. The hedge agreement is structured such that Unified pays a variable rate of interest between 6% (cap rate) and 4.94% (floor rate) based on a notional amount of $50,000,000. The weighted average interest rate, prior to lender's margin, on borrowings on the revolving credit was 6.23% at January 1, 2000.

PART II.  OTHER INFORMATION

Item 4. Submission of Matters to a Vote of the Security Holders.
----------------------------------------------------------------

(a)     Date of Meeting:  September 27, 1999

(b)     Matters Voted Upon                                       For        Against       Abstain
        (i)    Approval and Adoption of Agreement and Plan
               of Merger

               Class A                                           39,200          600           400
               Class B                                          289,336        2,215           863
               Class C                                               15            0             0
        (ii)   Approval to Amendments to the Articles of
               Incorporation and Bylaws

               Class A                                           38,900          600           700
               Class B                                          289,336        2,215           863
               Class C                                               15            0             0


Item 5. Other Information.
--------------------------

On September 27, 1999, the shareholders of Unified Western Grocers, Inc. (formerly Certified Grocers of California, Ltd.) and United Grocers, Inc. ("United") approved a merger agreement in which United merged with a wholly owned subsidiary of Certified (the "Acquisition Subsidiary"). The merger became effective on September 29, 1999. The Acquisition Subsidiary was merged into Unified effective February 11, 2000.

Item 6. Exhibits and Reports on Form 8-K.
-----------------------------------------

(a)     Exhibits

        4.23 Copy of indenture dated as of February 1, 1978, between the Registrant (as successor to United Grocers, Inc.) and United States National Bank of Oregon, as trustee, relating to the Registrant's Capital Investment Notes (incorporated by reference to Exhibit 4-I to United Grocers, Inc.'s Registration Statement on Form S-1, No. 2-60488).

        4.24 Copy of supplemental indenture dated as of January 27, 1989, between the Registrant (as successor to United Grocers, Inc.) and United States National Bank of Oregon, as trustee, relating to the Registrant's Series F 5% Subordinated Redeemable Capital Investment Notes (incorporated by reference to Exhibit 4-G to the United Grocers, Inc. Form 10-K for the fiscal year ended September 30, 1989).

        4.25 Copy of supplemental indenture dated as of January 22, 1991, between the Registrant (as successor to United Grocers, Inc.) and United States National Bank of Oregon, as trustee, relating to the Registrant's Series G 5% Subordinated Redeemable Capital Investment Notes (incorporated by reference to Exhibit 4-D to the United Grocers, Inc. Registration Statement on Form S-2, No. 33-38617).

      4.26          Copy of supplemental indenture dated as of July 6, 1992,
                      between the Registrant (as successor to United Grocers, Inc.) and United States National Bank of Oregon, as trustee, relating to the Registrant's Series H 5% Subordinated Redeemable Capital Investment Notes (incorporated by reference to Exhibit 4-C to the United Grocers, Inc. Registration Statement on Form S-2, No. 33-49450).

        4.27 Copy of supplemental indenture dated as of January 9, 1995, between the Registrant (as successor to United Grocers, Inc.) and First Bank National Association, as trustee, relating to the Registrant's Series J 5% Subordinated Redeemable Capital Investment Notes (incorporated by reference to Exhibit 4-C to the United Grocers, Inc. Registration Statement on Form S-2, No. 33-57199).

        4.28 Copy of supplemental indenture dated as of January 21, 1997, between the Registrant (as successor to United Grocers, Inc.) and First Bank National Association, as successor trustee, relating to the Registrant's Series K 5% Subordinated Redeemable Capital Investment Notes (incorporated by reference to Exhibit 4-C to the United Grocers, Inc. Registration Statement on Form S-2, No. 333-26285).

        4.29 Copy of supplemental indenture dated as of February 11, 2000 between the Registrant, United Grocers, Inc. and State Street Bank and Trust Company (as successor trustee).

        27            Financial Data Schedules


(b)     Reports on Form 8-K

        Form 8-K dated October 13, 1999 filed October 13, 1999 reporting on Items 2, 5, and 7 (incorporating financial statements of United and Proforma Financial Information as contained in the Company's Registration Statement on Form S-4 filed August 26, 1999 (File No. 333-85917).

        Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Dated:  March 2, 2000

                               Unified Western Grocers, Inc.
                               -----------------------------
                                       (Registrant)


                                By  /s/ Alfred A. Plamann
                                    ________________________
                                     Alfred A. Plamann
                                        President and
                                    Chief Executive Officer



                                By  /s/ Richard J. Martin
                                    ________________________
                                     Richard J. Martin
                                    Executive Vice President,
                                    Finance & Administration
                                   and Chief Financial Officer


                                By  /s/ William O. Cote
                                    ________________________
                                      William O. Cote
                                   Vice President, Controller

                                       EXHIBIT INDEX
--------------------------------------------------------------------------------
Exhibit                                                                    Page
-------                                                                    ----

4.23 Copy of indenture dated as of February 1, 1978, between the Registrant (as successor to United Grocers, Inc.) and United States National Bank of Oregon, as trustee, relating to the Registrant's Capital Investment Notes (incorporated by reference to Exhibit 4-I to United Grocers, Inc.'s Registration Statement on Form S-1, No. 2-60488).

4.24 Copy of supplemental indenture dated as of January 27, 1989, between the Registrant (as successor to United Grocers, Inc.) and United States National Bank of Oregon, as trustee, relating to the Registrant's Series F 5% Subordinated Redeemable Capital Investment Notes (incorporated by reference to Exhibit 4-G to the United Grocers, Inc. Form 10-K for the fiscal year ended September 30, 1989).

4.25 Copy of supplemental indenture dated as of January 22, 1991, between the Registrant (as successor to United Grocers, Inc.) and United States National Bank of Oregon, as trustee, relating to the Registrant's Series G 5% Subordinated
        Redeemable Capital Investment Notes (incorporated by reference to Exhibit 4-D to the United Grocers, Inc. Registration
        Statement on Form S-2, No. 33-38617).

4.26 Copy of supplemental indenture dated as of July 6, 1992, between the Registrant (as successor to United Grocers, Inc.) and United States National Bank of Oregon, as trustee, relating to the Registrant's Series H 5% Subordinated
        Redeemable Capital Investment Notes (incorporated by reference to Exhibit 4-C to the United Grocers, Inc. Registration
        Statement on Form S-2, No. 33-49450).

4.27 Copy of supplemental indenture dated as of January 9, 1995, between the Registrant (as successor to United Grocers, Inc.) and First Bank National Association, as trustee, relating to the Registrant's Series J 5% Subordinated Redeemable Capital Investment Notes (incorporated by reference to Exhibit 4-C to the United Grocers, Inc. Registration Statement on Form S-2, No. 33-57199).

4.28 Copy of supplemental indenture dated as of January 21, 1997, between the Registrant (as successor to United Grocers, Inc.) and First Bank National Association, as successor trustee, relating to the Registrant's Series K 5% Subordinated Redeemable Capital Investment Notes (incorporated by reference to Exhibit 4-C to the United Grocers, Inc. Registration Statement on Form S-2, No. 333-26285).

4.29    Copy of supplemental indenture dated as of February 11, 2000         18
        between the Registrant, United Grocers, Inc. and State Street
        Bank and Trust Company (as successor trustee).

27      Financial Data Schedules                                             25

                                                                    Exhibit 4.29
                                                                    ------------












                          UNIFIED WESTERN GROCERS, INC.


                                       AND


                              UNITED GROCERS, INC.


                                       AND


                       STATE STREET BANK AND TRUST COMPANY


                                     TRUSTEE


                                ----------------


                             SUPPLEMENTAL INDENTURE


                          DATED AS OF FEBRUARY 11, 2000

            THIS SUPPLEMENTAL INDENTURE dated as of February 11, 2000, is by and among Unified Western Grocers, Inc., a California corporation (hereinafter called "Unified"), having its principal offices at 5200 Sheila Street, Commerce, California, UNITED GROCERS, INC., an Oregon corporation and wholly-owned subsidiary of Unified (hereinafter called the "Company"), having its principal offices at 6433 S.E. Lake Road, Milwaukie, Oregon, and STATE STREET BANK AND TRUST COMPANY, a Massachusetts trust company (hereinafter called the "Trustee") having its principal corporate trust office at 2 Avenue de Lafayette, Boston, Massachusetts 02111.

                              W I T N E S S E T H :


            WHEREAS the Company and the Trustee, as successor trustee to First Trust National Association (the "Original Trustee"), are parties to an Indenture dated as of February 1, 1978 between the Company and the Original Trustee as such Indenture has been amended and/or supplemented to date by the execution and delivery of certain supplemental indentures from time to time (as so supplemented and/or amended to date, the "Indenture"), providing for the issuance by the Company of its Capital Investment Notes;

            WHEREAS the Company became a wholly-owned subsidiary of Unified on September 29, 1999 pursuant to the terms of an Agreement and Plan of Merger dated as of June 14, 1999, by and among Unified, the Company and New UG Corp., an Oregon corporation;

            WHEREAS Unified desires to merge the Company with and into Unified, with Unified as the surviving corporation (the "Merger");

            WHEREAS the Indenture provides, under Section 12.01 therein, that when the Company merges with another entity and is not the continuing corporation, the continuing corporation must expressly assume, through a supplemental indenture delivered to the Trustee, all of the Company's obligations under the Capital Investment Notes and the Indenture;

            WHEREAS Unified is entering into this supplemental indenture to assume the Company's obligations in accordance with the terms of the Indenture;

            NOW, THEREFORE, THIS SUPPLEMENTAL INDENTURE WITNESSETH that, in consideration of the premises and the Merger of the Company with and into Unified, the Company and Unified covenant and agree to and with the Trustee, for the equal and proportionate benefit of all present and future Holders under the Indenture and the indentures supplemental thereto, as follows:

      1. Upon consummation of the Merger, Unified shall fully and unconditionally assume all of the Company's obligations under the Indenture and the indentures supplemental thereto, whether now existing or hereafter arising, including, but not limited to:

            (a) The due and punctual payment of the principal of (and premium, if any) and interest on all the Investment Notes, whether currently outstanding or hereafter issued (including, without limitation, all Additional Investment Notes of any series); and

            (b) The performance of every covenant of the Indenture, and indentures supplemental thereto, on the part of the Company to be performed or observed.

      2.    Acknowledgment of Trustee.
            -------------------------

            The Trustee hereby acknowledges receipt of the following documents pursuant to the provisions of Sections 12.01 and 13.03 of the Indenture:

                  (1) An Officers' Certificate of the Company stating that, among other things, to the knowledge of the signing officers no event has occurred and is continuing which is, or after notice or lapse of time or both would become, an Event of Default and that all conditions precedent provided for in the Indenture relating to the execution and delivery of this Supplemental Indenture have been complied with.

                  (2) An Opinion of Counsel specifying, among other things, that all conditions precedent provided for in the Indenture relating to the execution and delivery of this Supplemental Indenture relating to the Merger have been complied with.

                  (3) A counterpart of this Supplemental Indenture acknowledging the assumption by Unified of the Company's obligations under the Indenture, and indentures supplemental thereto, and executed by Unified, the Company and the Trustee.

      3.    Incorporation by Reference.
            --------------------------

            This Supplemental Indenture shall be construed as supplemental to the Indenture and shall form a part thereof. The Indenture is hereby incorporated by reference herein and is hereby ratified, approved, and confirmed. Any capitalized terms appearing but not otherwise defined herein shall have the meaning given to such terms in the Indenture.

      4.    Effect of Headings.
            ------------------

            The headings herein are for convenience and reference only, are not to be considered a part hereof, and shall not affect the construction hereof.

      5.    Successors and Assigns.
            ----------------------

            All covenants and agreements in this Supplemental Indenture by the Company and Unified shall bind their successors and assigns, whether so expressed or not.

      6.    Separability Clause.
            -------------------

            In case any provision in this Supplemental Indenture or in the Investment Notes shall be invalid, illegal or unenforceable, the validity, legality, and enforceability of the remaining provisions shall not in any way be affected or impaired thereby.

      7.    Governing Law.
            -------------

            This Supplemental Indenture shall be governed by and construed in accordance with the laws of the State of Oregon.

      8.    Additional Supplemental Indentures.
            ----------------------------------

            Nothing contained herein shall alter or impair the rights of Unified and the Trustee under the Indenture to enter into one or more additional supplemental indentures in the manner provided in the Indenture which may be for the purpose of authorizing one or more series of Additional Investment Notes or for any other purpose provided by the Indenture.

      9.    Counterparts.
            ------------

            This Supplemental Indenture may be executed in any number of counterparts, each of which shall be an original, but such counterparts shall together constitute but one and the same instrument.

            IN WITNESS WHEREOF the parties hereto have caused this Supplemental Indenture to be duly executed and their respective corporate seals to be hereunto affixed and attested, all as of this 11 day of February, 2000.


                                         UNIFIED WESTERN GROCERS, INC.

                                         /s/ Richard J. Martin
                                         ---------------------------------------
                                         By:  Richard J. Martin
                                         Its: Senior Vice President - Finance &
                                              Administration and Chief Financial
                                              Officer

Attest:


/s/ Robert M. Ling, Jr.
--------------------------
By:  Robert M. Ling, Jr.
Its: Senior Vice President, General
     Counsel and Secretary




State of California     )
                        )
County of Los Angeles   )



On December 28, 1999 before me, Sossi A. Andonian, Notary Public, personally appeared Richard J. Martin, ____ personally known to me or ____ proved to me on the basis of satisfactory evidence to be the person whose name is subscribed to the within instrument and acknowledged to me that he executed the same in his authorized capacity(ies), and that by his signature on the instrument the person, or the entity upon behalf of which the person(s) acted, executed the instrument.

WITNESS my hand and official seal.


                                                      /s/ Sossi A. Andonian
(SEAL)                                           -------------------------------

                                         UNITED GROCERS, INC.

                                         /s/ Richard J. Martin
                                         ---------------------------------------
                                         By:  Richard J. Martin
                                         Its: Vice President and Chief Financial
                                              Officer

Attest:


/s/ Robert M. Ling, Jr.
---------------------------------
By:  Robert M. Ling, Jr.
Its: Vice President and Secretary




State of California     )
                        )
County of Los Angeles   )



On December 28, 1999 before me, Sossi A. Andonian, Notary Public, personally appeared Richard J. Martin, ____ personally known to me or ____ proved to me on the basis of satisfactory evidence to be the person whose name is subscribed to the within instrument and acknowledged to me that he executed the same in his authorized capacity(ies), and that by his signature on the instrument the person, or the entity upon behalf of which the person(s) acted, executed the instrument.

WITNESS my hand and official seal.


                                                      /s/ Sossi A. Andonian
(SEAL)                                           -------------------------------

                                         STATE STREET BANK AND TRUST
                                         COMPANY, as Trustee

                                         /s/ Jacqueline Bonhomme
                                         ---------------------------------------
                                         By:  Jacqueline A. Bonhomme
                                         Its: Assistant Vice President



Attest:


/s/ Andrew M. Sinasky
--------------------------
By:  Andrew M. Sinasky
Its: Assistant Vice President




Commonwealth of         )
Massachusetts           )
                        )
County of Suffolk       )



On Feb. 11, 2000 before me, James M. Coolidge, Notary Public, personally appeared Jacqueline A. Bonhomme,

 X
____ personally known to me or ____ proved to me on the basis of satisfactory evidence to be the person(s) whose name(s) is/are subscribed to the within instrument and acknowledged to me that he/she/they executed the same in his/her/their authorized capacity(ies), and that by his/her/their signature(s) on the instrument the person(s), or the entity upon behalf of which the person(s) acted, executed the instrument.

WITNESS my hand and official seal.


                                                  /s/ James M. Coolidge
                                            ------------------------------------
                                                   James M. Coolidge
                                                      Notary Public
                                            My Commission Expires June 19, 2003