Form 10-Q
period 2000-04-01
UNIFIED WESTERN GROCERS INC
filed 2000-05-19
CIK 320431

                      SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 20549
                                   Form 10-Q

(Mark One)
[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

For the quarterly period ended                         April 1, 2000
                               ------------------------------------------

                                      AND
[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.
       For the Transition Period from August 29, 1999 to October 2, 1999

                       Commission file number   0-10815
--------------------------------------------------------------------------------

                              Unified Western Grocers, Inc.
--------------------------------------------------------------------------------
                 (Exact name of registrant as specified in its charter)

         California                                              95-0615250
--------------------------------------------------------------------------------
(State or other jurisdiction of                                (I.R.S. Employer
incorporation or organization                                Identification No.)


5200 Sheila Street, Commerce, CA                            90040
--------------------------------------------------------------------------------
(Address of principal executive offices)                 (Zip Code)

Registrant's telephone number, including area code       (323) 264-5200
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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing
requirements for the past 90 days.  Yes     X    No
                                          -----     -----


               APPLICABLE ONLY TO ISSUERS INVOLVED IN BANKRUPTCY
                  PROCEEDINGS DURING THE PRECEDING FIVE YEARS

Indicate by check mark whether the registrant has filed all documents and reports required to be filed by Sections 12, 13, or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan
confirmed by a court.  Yes         No
                             -----    -----

                      APPLICABLE ONLY TO CORPORATE ISSUERS

Indicate the number of shares outstanding of each of the issuer's classes of
common stock, as of the latest practicable date.    Outstanding Shares as of
April 1, 2000:

                    Class A Shares            63,852
                    Class B Shares           381,872
                    Class C Shares                24

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements
----------------------------

                 UNIFIED WESTERN GROCERS, INC. AND SUBSIDIARIES
                     CONSOLIDATED CONDENSED BALANCE SHEETS
                             (dollars in thousands)

                                                                    (Audited)    (Unaudited)   (Unaudited)
                                                                    August 28,    October 2,     April 1,
                                                                       1999          1999          2000
                                                                   --------------------------------------
ASSETS

Current:
     Cash and cash equivalents                                       $  8,027      $ 17,057      $ 13,886
     Accounts and notes receivable                                    108,786       189,379       185,125
     Inventories                                                      150,800       228,997       224,555
     Other current assets                                               5,544        11,352         8,140
     Deferred taxes                                                     4,286         7,005         7,005
                                                                   --------------------------------------
                  Total current assets                                277,443       453,790       438,711

Properties, net                                                        79,231       119,574       122,359
Investments                                                            35,017        40,479        43,136
Notes receivable                                                       13,914        45,426        46,223
Goodwill, net                                                          25,126        54,297        54,877
Other assets                                                           20,404        38,337        39,626
                                                                   --------------------------------------
              TOTAL ASSETS                                           $451,135      $751,903      $744,932
                                                                   ======================================

LIABILITIES AND SHAREHOLDERS' EQUITY

Current:
     Accounts payable                                                $102,172      $170,711      $189,968
     Accrued liabilities                                               54,536        82,881        73,740
     Notes payable                                                      6,623         7,605        10,011
     Patrons' excess deposits and estimated patronage dividends        16,091        13,026        13,386
                                                                   --------------------------------------
                      Total current liabilities                       179,422       274,223       287,105

Notes payable, due after one year                                     143,727       291,261       268,636
Long-term liabilities, other                                           29,393        53,336        55,658
Patrons' deposits and certificates:
     Patrons' required deposits                                        12,450        22,325        31,507
     Subordinated patronage dividend certificates                       5,986         5,986         5,986
Shareholders' equity:
     Class A Shares                                                     5,669        10,398        10,361
     Class B Shares                                                    57,833        70,591        67,239
     Additional paid in capital                                                      18,095        18,095
     Retained earnings                                                 17,160         6,247           790
      Accumulated other comprehensive losses                             (505)         (559)         (445)
                                                                   --------------------------------------
                      Total shareholders' equity                       80,157       104,772        96,040
                                                                   --------------------------------------
     TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY                      $451,135      $751,903      $744,932
                                                                   ======================================

        The accompanying notes are an integral part of these statements.

                 UNIFIED WESTERN GROCERS, INC. AND SUBSIDIARIES
     CONSOLIDATED CONDENSED STATEMENTS OF LOSSES/EARNINGS AND COMPREHENSIVE
                                LOSSES/EARNINGS
                                  (UNAUDITED)
                             (dollars in thousands)

                                                   5 Weeks Ended          13 Weeks Ended              26 Weeks Ended
                                                    October 2,     February 27,    April 1,     February 27,     April 1,
                                                      1999            1999          2000            1999          2000
                                                   ----------------------------------------------------------------------
Net sales                                          $211,633        $456,787       $742,287        $918,928    $1,561,702

Costs and expenses:
   Cost of sales                                    192,323         410,124        660,279         830,698     1,395,928
   Distribution, selling and administrative          20,459          39,339         74,127          73,994       151,738
                                                   ----------------------------------------------------------------------
Operating (loss) income                              (1,149)          7,324          7,881          14,236        14,036

Interest expense                                      1,495           2,981          7,303           5,837        14,508
Other expense                                         7,218
                                                   ----------------------------------------------------------------------

(Loss) Earnings before estimated                     (9,862)          4,343            578           8,399          (472)
patronage dividends and (benefit) provision
for income taxes
Estimated patronage dividends                             0          (3,808)        (3,830)         (7,071)       (6,558)
                                                   ----------------------------------------------------------------------

(Loss ) earnings before income tax                   (9,862)            535         (3,252)          1,328        (7,030)
(benefit) provision
(Benefit) provision for income taxes                 (2,593)            162         (1,068)            412        (2,016)
                                                   ----------------------------------------------------------------------
Net (loss) earnings                                $ (7,269)       $    373       $ (2,184)       $    916    $   (5,014)
                                                   ----------------------------------------------------------------------

Other comprehensive (losses) earnings,
 net of income tax:
     Unrealized holding (losses) gains                  (54)            101            (55)            297          (114)
                                                   ----------------------------------------------------------------------
Comprehensive (loss) earnings                      $ (7,323)       $    474       $ (2,239)       $  1,213    $   (5,128)
                                                   ======================================================================


        The accompanying notes are an integral part of these statements.

                UNIFIED WESTERN GROCERS, INC. AND SUBISIDIARIES
                CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS
                  FOR THE FIVE WEEKS ENDED OCTOBER 2, 1999 AND
           TWENTY-SIX WEEKS ENDED FEBRUARY 27, 1999 AND APRIL 1, 2000
                                  (UNAUDITED)
                             (dollars in thousands)

                                                                         FIVE WEEKS      TWENTY-SIX WEEKS ENDED
                                                                           ENDED
                                                                      -----------------------------------------------
                                                                         October 2,       February 27,    April 1,
                                                                           1999              1999          2000
                                                                           ----              ----          ----
Cash flows from operating activities:
Net (losses) earnings                                                  $ (7,269)           $    916       $ (5,014)
                                                                       -------------------------------------------
   Adjustments to reconcile net (losses) earnings to net
        cash (utilized) provided by operating activities:
     Depreciation and amortization                                        2,478               8,040         14,608
     Deferred taxes                                                                            (424)
     (Gain) loss on disposal of properties                                  (32)                (28)            (2)
     Changes in operating assets and liabilities:
        Accounts and notes receivable                                   (17,173)             (1,027)        11,730
        Inventories                                                      (5,804)            (12,541)         4,442
        Other current assets                                              1,554                  (2)         3,212
        Notes receivable                                                   (700)              1,384         (3,308)
        Accounts payable                                                  8,517                 730         19,257
        Accrued liabilities                                               9,155               8,695        (10,017)
        Patrons' excess deposits and estimated
           patronage dividends                                           (3,065)              4,417            360
        Long-term liabilities, other                                      6,458               3,125          2,322
                                                                       -------------------------------------------
Net cash (utilized) provided by operating activities                     (5,881)             13,285         37,590
                                                                       -------------------------------------------


Cash flows from investing activities:
   Purchase of properties                                                (1,141)             (8,997)       (13,306)
   Proceeds from sales of properties                                         81                  43            894
   Increase in other assets                                              (4,473)            (25,397)        (5,972)
   Investment in securities, net                                            200               4,446         (2,543)
   Acquisition of net assets from United Grocers, Inc. (see               7,134
      Note 7)
   Proceeds from sale of notes receivable                                                     2,652          2,511
                                                                       -------------------------------------------
Net cash provided (utilized) by investing activities                      1,801             (27,253)       (18,416)
                                                                       -------------------------------------------
Cash flows from financing activities:
   Additions to long-term notes payable                                 114,000              19,593            476
   Reduction of long-term notes payable                                 (86,098)                           (18,871)
   Additions to short-term notes payable                                    109               3,931            106
   Reduction of short-term notes payable                                 (3,010)               (365)        (4,924)
   Increase (decrease) in patrons' required deposits                      1,230                (693)         1,348
   Redemption of patronage dividend certificates                                               (172)
   Repurchase of shares from members                                    (13,177)             (3,909)          (701)
   Issuance of shares to members                                             56                 420            221
                                                                       -------------------------------------------
Net cash provided (utilized) by financing activities                     13,110              18,805        (22,345)
                                                                       -------------------------------------------

Net increase (decrease) in cash and cash equivalents                      9,030               4,837         (3,171)
Cash and cash equivalents at beginning of year                            8,027               4,105         17,057
                                                                       ===========================================
Cash and cash equivalents at end of period                             $ 17,057            $  8,942       $ 13,886
                                                                       ===========================================
Supplemental disclosure of cash flow information:
Cash paid during the period for:
   Interest                                                              $2,426              $6,212         $12,932
   Income taxes                                                                              $  763

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

2. On September 27, 1999, the shareholders of Unified Western Grocers, Inc. (formerly Certified Grocers of California, Ltd.) and United Grocers, Inc. ("United") (a grocery cooperative headquartered in Portland, Oregon) approved a merger agreement in which United merged with a wholly owned subsidiary of Certified (the "Acquisition Subsidiary"). The merger became effective on September 29, 1999. In connection with the merger, Certified Grocers of California, Ltd. changed its name to Unified Western Grocers, Inc. (the "Company" or "Unified"). The Acquisition Subsidiary was merged into Unified effective February 11, 2000. United's financial information is contained herein for the period September 30, 1999 through October 2, 1999 and for the twenty-six week period ended April 1, 2000.

     Effective September 27, 1999, the Company changed its fiscal year end from the Saturday nearest August 31 to the Saturday nearest September 30. The financial statements for the twenty-six weeks ended February 27, 1999 are most nearly comparable to the twenty-six weeks ended April 1, 2000 of the Company's newly adopted fiscal year. The Company has elected not to recast data for the twenty-six weeks ended February 27, 1999 since it is not practicable and since the comparability of information or trends reflected is not deemed impaired.

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

     The merger of Unified and United was accounted for as a purchase pursuant to Accounting Principles Board Opinion No. 16, "Business Combinations." Accordingly, the consideration was allocated to the assets acquired and liabilities assumed based on their relative estimated fair values. The excess of the purchase price over the fair value of the net assets acquired was $30.5 million and was recorded as goodwill. Goodwill is being amortized over forty years. The following summarizes the preliminary estimated fair value of assets acquired and liabilities assumed based on United's balance sheet as of September 29, 1999.

                                                                          (dollars in thousands)
      Current assets                                                                      $151,305
      Equipment and leasehold improvements, net                                             39,577
      Other                                                                                 45,457
                                                                                          --------
           Total assets                                                                    236,339
                                                                                          --------
      Accounts payable                                                                      58,546
      Other liabilities                                                                     36,825
      Notes payable                                                                        123,050
                                                                                          --------
           Total liabilities                                                               218,421
                                                                                          --------
      Net                                                                                   17,918
      Total investment common and preferred stock                                           48,433
                                                                                          --------
      Goodwill                                                                            $ 30,515
                                                                                          --------

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

4. The accompanying consolidated statements of earnings do not include any revenues or expenses related to United prior to September 30, 1999 and SavMax prior to December 31, 1998. The following unaudited consolidated pro forma information utilizes the unaudited information for the Company, United, and SavMax for the twenty-six week period ended February 27, 1999. The pro forma information below presents the Company's operating results assuming the acquisitions had taken place as of the beginning of fiscal 1999.

                                                        For the twenty-six weeks ended
                                                              February 27, 1999
                                                        -------------------------------
                                                            (dollars in thousands)
      Sales                                                     $1,461,614
      Loss before patronage dividends and
      provision for income taxes                                $   (1,335)
      Net loss                                                  $   (6,726)

     These unaudited pro forma results have been prepared for comparative purposes only and do not purport to be indicative of the results of operations which would have actually resulted had the acquisitions been in effect as of August 30, 1998, or of future results of operations.

5. In May, 1999, Unified entered into an agreement with Albertson's, Inc. ("Albertson's agreement") to purchase certain assets related to 32 stores being sold as a result of a required divestiture of stores associated with Albertson's, Inc's. merger with American Stores, Inc. The acquisition of the retail stores was completed in October, 1999. Unified sold or otherwise permitted the direct transfer of a total of 26 of the stores to Unified members coincident with the closing of the transaction. Unified was required to retain and operate the remaining six stores until it locates a buyer(s) for the stores. If no suitable buyers are available, any under-performing stores will be closed after meeting certain conditions of sale. Unified has provided some members with financing support in connection with this transaction. Financing support is provided on a member by member basis. In addition, Unified has provided credit enhancement with respect to certain of the leases involved in the transaction in the form of guarantees or as a sublessor/sublessee.

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

     Information about the Company's operations by segment is as follows:

                                                5 Weeks
                                                 Ended                 13 Weeks Ended                        26 Weeks Ended
                                               October 2,        February 27,        April 1,         February 27,     April 1,
                                                  1999             1999              2000                1999            2000
                                              ----------------------------------------------------------------------------------
Net sales
  Wholesale distribution                      $208,279            $442,630         $717,434            $898,772       $1,502,952
  All other                                     12,969              27,061           54,781              36,159          124,437
  Intersegment elimination                      (9,615)            (12,904)         (29,928)            (16,003)         (65,687)
                                              ----------------------------------------------------------------------------------
Total net sales                               $211,633            $456,787         $742,287            $918,928       $1,561,702
                                              ----------------------------------------------------------------------------------

Operating (loss) income
  Wholesale distribution                      $   (499)           $  6,897         $ 11,209            $ 13,227       $   21,561
  All other                                       (650)                427           (3,328)              1,009           (7,525)
                                              ----------------------------------------------------------------------------------
Total operating (loss) income                   (1,149)              7,324            7,881              14,236           14,036

Interest expense                                 1,495               2,981            7,303               5,837           14,508
Other expense                                    7,218
Estimated patronage dividends                                        3,808            3,830               7,071            6,558
                                              ----------------------------------------------------------------------------------
(Loss) earnings before income tax
 (benefit) provision                            (9,862)                535           (3,252)              1,328           (7,030)
                                              ----------------------------------------------------------------------------------

Depreciation and amortization
  Wholesale distribution                      $  2,328            $  3,816         $  6,565            $  7,600       $   13,426
  All other                                        150                 360              585                 440            1,182
                                              ----------------------------------------------------------------------------------
Total depreciation and amortization           $  2,478            $  4,176         $  7,150            $  8,040       $   14,608
                                              ----------------------------------------------------------------------------------
Capital expenditures
  Wholesale distribution                      $ 40,561            $  1,562         $  3,040            $  4,043       $    6,262
  All other                                      1,289               4,665            1,624               4,954            7,044
                                              ----------------------------------------------------------------------------------
Total capital expenditures                    $ 41,850            $  6,227         $  4,664            $  8,997       $   13,306
                                              ----------------------------------------------------------------------------------
Identifiable assets
  Wholesale distribution                      $616,701            $305,109         $596,687            $305,109       $  596,687
  All other                                    135,202             122,134          148,245             122,134          148,245
                                              ----------------------------------------------------------------------------------
Total identifiable assets                     $751,903            $427,243         $744,932            $427,243       $  744,932
                                              ----------------------------------------------------------------------------------

7.  Supplemental disclosure of cash flow information:

                                                                                 September 29, 1999
              Acquisition of net assets of United Grocers, Inc.
---------------------------------------------------------------------------------------------------
                                                                                    (dollars in
                                                                                     thousands)
Working capital, other than cash                                                       $(62,814)
Property, plant, and equipment                                                          (40,709)
Notes receivable and other long-term assets                                             (45,457)
Goodwill                                                                                (29,233)
Long-term notes payable                                                                 119,429
Long-term liabilities, other                                                             17,485
                                                                             ------------------
                                                                                       $(41,299)
Total equity investment in United Grocers, Inc.                                          48,433
Net cash effect due to acquisition of net assets of United Grocers, Inc.     ------------------
                                                                                       $  7,134
                                                                             ==================

8. The Jerome Lemelson Foundation (the "Foundation"), which asserts ownership of certain patents relating to bar code technology, issued a demand that the Company enter into a license agreement with respect to certain patented technology which the Company is claimed to use and which allegedly infringes upon patents issued to Jerome Lemelson, which patents, upon the death of Jerome Lemelson, were assigned to the Foundation. The Company has been advised that the Foundation has filed an action against the Company and others asserting patent infringement and seeking damages in unexpected amounts. The Foundation continues to seek a negotiated settlement of its claim. The Company has not yet been served with the Complaint. Due to the early stage of the proceeding, the Company is unable to assess the merits of the lawsuit or to determine its potential liability, if any. The Company intends to vigorously defend the action.

Item 2.  Management's Discussion and Analysis of Financial Condition and Results
--------------------------------------------------------------------------------
of Operations
-------------

Liquidity and Capital Resources
     The Company relies upon cash flow from operations, patron deposits, shareholdings, and borrowings under the Company's credit lines, to finance operations. Net cash provided by operating activities totaled $37.6 million for the first twenty-six weeks of fiscal 2000 (the "2000 period"), as compared to $13.3 million for the first twenty-six weeks of fiscal 1999 (the "1999 period"). Net cash provided for the 2000 period is primarily due to increased accounts payable and decreased accounts receivable and inventories in the distribution operations. At April 1, 2000, working capital was $151.6 million, as compared to $98.0 million at August 28, 1999, and the Company's current ratio was 1.5 to 1 at April 1, 2000 and at August 28, 1999. Working capital varies primarily as a result of seasonal inventory requirements.

     Capital expenditures totaled $13.3 million in the first twenty-six weeks of fiscal 2000. The fiscal 2000 expenditures include purchases of computer equipment, leasehold improvements and warehouse equipment.

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

     Pursuant to new term credit agreements with existing lenders, Unified collateralized its existing $80 million of 7.22% senior unsecured notes due 2008 with buildings and equipment and issued $40 million of new ten-year senior secured notes. The interest rate on the existing $80 million senior notes increased by 0.50% and the senior mortgage notes bear interest at 8.71%. The interest rate increase on the existing $80 million senior notes and the securitization of both notes could be eliminated if Unified achieves designated investment grade ratings for a period of not less than one year.

     The new credit agreements contain customary representations, warranties, covenants and default provisions for financing of this type.

     The merger with United was effective September 29, 1999. United's final audited results for its fiscal year ended September 29, 1999 reported a net loss of $17.6 million. The loss was in part due to substantially reduced margins realized in the fourth quarter of fiscal 1999, which lower margins carried over into the first and second quarters of fiscal 2000. The Company believes margins will return to anticipated levels in the third quarter. The losses were also attributable in part to United subsidiary operations, including retail, which are expected to continue to reflect losses until issues relating to operations at the retail locations are resolved.

     At April 1, 2000, the Company had $10.1 million in deferred tax assets related to net operating loss carryforwards that expire in various years through 2019. For financial reporting purposes, a valuation allowance of $5.5 million is offset against the net operating loss carryforward asset since the entire asset is not expected to be realized before expiration. The valuation allowance is primarily related to retail store losses which losses include the stores the Company has retained as a result of the Albertson's agreement. The total valuation allowance is $6.4 million. The remaining balance of the net deferred tax asset should be realized through future operating results, the reversal of taxable temporary differences, and tax planning strategies.

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

     The Company's ability to redeem or repurchase shares (or to make payment on notes issued to redeem or repurchase shares) is dependent in part upon the existence of retained earnings in excess of the repurchase obligation immediately prior to any repurchase. The reduction of retained earnings due to losses recorded in the former United wholesale operations, merger related losses in the transition period, and operating losses in the combined Company's subsidiary operations will negatively impact the Company's ability to repurchase or redeem shares and to make payments on notes issued to redeem or repurchase shares. The Company's ability to repurchase or redeem shares and to make such note payments in the future will be dependent on its ability to realize and maintain levels of retained earnings which permit purchases of shares and note payments from time to time as contemplated by the Bylaws. Credit agreements also restrict repurchase of shares and all purchases will be subject to limitations of existing credit agreements, the Articles and Bylaws and applicable laws.

Year 2000


     The Company experienced no significant difficulties with its software applications or hardware systems during the calendar change to the year 2000. The Company was not impacted by any significant product supply or customer delivery delays associated with the year 2000 calendar change.

Results of Operations

     The following table sets forth selected financial data of the Company expressed as a percentage of sales for the periods indicated below:

                                            For the Five                Thirteen Week                 Twenty-six Week
                                            Weeks Ended                    Period                           Period
                                            October 2,                1999           2000            1999           2000
                                               1999
                                     -----------------------------------------------------------------------------------
Net sales                                       100%                   100%           100%            100%           100%
Cost of sales                                  90.9                   89.8           88.9            90.4           89.4
Distribution, selling and                       9.6                    8.6           10.0             8.1            9.7
 administrative
Operating (loss) income                        (0.5)                   1.6            1.1             1.5            0.9
Interest expense                                0.7                    0.7            1.0             0.7            0.9
Other expense                                   3.4                    0.0            0.0             0.0            0.0
Estimated patronage dividends                   0.0                    0.8            0.5             0.7            0.4
(Losses) earnings before income tax            (4.6)                   0.1           (0.4)            0.1           (0.4)
(Benefit) provision
(Benefit) provision for income taxes           (1.2)                   0.0           (0.1)            0.0           (0.1)
Net (loss) earnings                            (3.4)                   0.1           (0.3)            0.1           (0.3)

Thirteen Week Period

Net sales
     Net sales totaled $742.3 million for the 2000 period as compared to $456.8 million in the 1999 period. The sales increase of $285.5 million represents a 62.5% increase over the 1999 period. The increase in sales is primarily related to the merger with United ($222.6 million), additional wholesale supply volume to stores which certain member retailers acquired as a result of a required divestiture of stores associated with the Albertson's, Inc. merger with American Stores, Inc. ($17.5 million), retail volume from stores the Company acquired as a result of the Albertson's divestiture ($10.8 million) and wholesale volume from the purchase of the operating assets of Gourmet Specialties, a northern California specialty foods distributor ($10.7 million).

Cost of sales
     In the 2000 period cost of sales were $660.3 million (88.9% of net sales) compared to $410.1 million (89.8% of net sales) in the 1999 period. The overall gross margin as a percentage of net sales is 0.9% higher compared to the comparable period in 1999. The increase in gross margin is due to higher retail sales, which have higher gross margins than distribution activities. The higher margins were partially offset by lower margins contributed by the former United wholesale distribution operations.

Distribution, selling and administrative
     Distribution, selling and administrative expenses were $74.1 million (10.0% of net sales) in the 2000 period, as compared to $39.3 million (8.6% of net sales) in the 1999 period. The increase is due to higher operating costs for Unified's expanding retail operations (1.1%) and higher warehousing and distribution costs ($1.3 million) related to the accelerated transition process to combine the operations of the former United Grocers and Certified Grocers in northern California. The consolidation of the northern California warehouses has been completed; accordingly, these transition costs are not expected to continue in future periods.

Interest
     Interest expense was $7.3 million (1.0% of net sales) in the 2000 period as compared to $3.0 million (0.7% of net sales) in the 1999 period. Borrowings under the Company's credit agreements were higher during the 2000 period as compared to the 1999 period as a result of the financing required by the merger with United ($128.6 million). Borrowings related to inventory purchases decreased as a result of the accelerated consolidation of the northern California facilities ($14.2 million). The Company has also experienced higher interest rates in the 2000 period compared to the 1999 period (1.2%).

Estimated patronage dividends
     Estimated patronage dividends totaled $3.8 million for the 2000 and the 1999 periods. The estimated patronage earnings for fiscal 2000 are comprised of interim patronage earnings from the Company's two patronage pools: the cooperative and dairy divisions. For the 2000 period, the Company had interim patronage income of $1.1 million in the cooperative division and patronage earnings of $2.7 million from the dairy division. For the 1999 period, the Company had $1.3 million of patronage income from the Company's non-dairy activities and $2.5 million of patronage income from the dairy division.

Net (loss) earnings
     Net loss for the 2000 period was $2.2 million compared to net earnings of $373,000 for the 1999 period. The losses resulted primarily from the Company owned Albertson's divestiture store operations in Southern California and losses from the former United retail operations ($2.0 million). Net earnings/losses are generated by the Company's subsidiaries and nonpatronage activities, which do not distribute patronage dividends. The Company is in the process of selling or closing selected retail operations.

Twenty-six Week Period


Net sales
     Net sales totaled $1.6 billion for the 2000 period as compared to $918.9 million for the 1999 period. The sales increase of $642.8 million represents a 69.9% increase over the 1999 period. The increase in sales is primarily related to the merger with United ($485.7 million), additional wholesale supply volume to stores which certain member retailers acquired as a result of the required divestiture of stores associated with the Albertson's, Inc. merger with American Stores, Inc. ($39.4 million), retail volume from the consolidation of SavMax ($36.7 million), retail volume from stores the Company acquired as a result of the Albertson's divestiture ($25.8 million), and wholesale volume from the purchase of the operating assets of Gourmet Specialties, a northern California specialty foods distributor ($24.5 million).

Cost of sales
     In the 2000 period, cost of sales were $1.4 billion (89.4% of net sales) compared to $830.7 million (90.4% of net sales) in the 1999 period. The overall gross margin as a percentage of net sales is 1.0% higher compared to the comparable period in 1999. The increase in gross margin is due primarily to an increase in retail sales, which have higher gross margins than distribution activities. The higher margins were partially offset by lower margins contributed by the former United wholesale distribution operations.

Distribution, selling and administrative
     Distribution, selling and administrative expenses were $151.7 million (9.7% of net sales) in the 2000 period, as compared to $74.0 million (8.1% of net sales) in the 1999 period. The increase is due to higher operating costs for Unified's expanding retail operations (1.2%) and higher warehousing and distribution costs related to the accelerated transition process to combine the operations of the former United Grocers and Certified Grocers in northern California ($1.5 million). The consolidation of the northern California warehouses has been completed; accordingly, these transition costs are not expected to continue in future periods.


Interest
     Interest expense was $14.5 million (0.9% of net sales) in the 2000 period as compared to $5.8 million (0.7% of net sales) in the 1999 period. Borrowings under the Company's credit agreements were higher during the 2000 period as compared to the 1999 period as a result of the refinancing required by the merger with United ($128.6 million). Borrowings related to inventory purchases decreased $14.2 million as a result of the accelerated consolidation of the northern California facilities during the second quarter. The Company has also experienced higher interest rates in the 2000 period compared to the 1999 period (1.1%).

Estimated patronage dividends
     Estimated patronage dividends totaled $6.6 million for the 2000 period as compared to $7.1 million for the 1999 period. The estimated patronage earnings for fiscal 2000 are comprised of interim patronage earnings from the Company's two patronage pools: the cooperative and dairy divisions. For the 2000 period, the Company had interim patronage earnings of $858,000 for the cooperative division and patronage earnings of $5.7 million from the dairy division. For the 1999 period, the Company had $2.1 million of patronage income from the Company's non-dairy activities and $5.0 million of patronage income from the dairy division.


Net (loss) earnings
     Net loss for the 2000 period was $5.0 million compared to net earnings of $916,000 for the 1999 period. The losses were due to start-up costs and operating losses from the Company owned Albertson's divestiture store operations in Southern California and losses of the former United retail operations ($4.7 million). Net earnings/losses are generated by the Company's subsidiaries and nonpatronage activities, which do not distribute patronage dividends. The Company is in the process of selling or closing selected retail operations.

Five Week Transition Period Ended October 2,  1999
     The five week transition period resulting from the change in the Company's fiscal year-end includes the operating activities of Unified for the five week period ended October 2, 1999 and the operating activities of United for the three day period between the effective date of the merger, September 29, 1999 and October 2, 1999. The operating results for the five week transition period reflected a pretax loss of $9.9 million. Transition activities accounted for $8.2 million of the loss. The primary components of the transition activities included: an early retirement plan for employees of Unified totaling $6.3 million (included in other expense), the write-off of United's deferred financing costs of $0.7 million, and integration consulting costs of $0.3 million. The combined operations of the merged company experienced a pretax loss of $1.7 million during the five week period.

Item 3.  Quantitative and Qualitative Disclosures About Market Risk.
-------------------------------------------------------------------

Unified has only limited involvement with derivative financial instruments and does not use them for trading purposes. They are used to manage well-defined interest rate risks. Unified entered into a five-year interest rate collar agreement in February 1999 in relation to certain borrowings on its variable rate revolving credit. The collar agreement was put in place without incurring a fee with respect to the collar transaction. The hedge agreement is structured such that Unified pays a variable rate of interest between 6% (cap rate) and 4.94% (floor rate) based on a notional amount of $50,000,000. The weighted average interest rate, prior to lender's margin, on borrowings on the revolving credit was 6.04% at April 1, 2000.

PART II.  OTHER INFORMATION


Item 4.  Submission of Matters to Vote of the Security Holders.
--------------------------------------------------------------

(a)      Date of Meeting:      February 15, 2000 (Annual Meeting)

(b)      Matters Voted Upon:

         Election of Directors:

                                                                                                          Withheld
         Class A Directors                                                             For               Authority
         ---------------------------------------------------------------------------------------------------------
         Bill Andronico                                                               41,400             2,000
         ---------------------------------------------------------------------------------------------------------
         Gaylon G. Baese                                                              41,200             2,200
         ---------------------------------------------------------------------------------------------------------
         David M. Bennett                                                             41,300             2,100
         ---------------------------------------------------------------------------------------------------------
         John Berberian                                                               41,400             2,000
         ---------------------------------------------------------------------------------------------------------
         Edmund Kevin Davis                                                           41,400             2,000
         ---------------------------------------------------------------------------------------------------------
         Kenneth W. Findley                                                           41,400             2,000
         ---------------------------------------------------------------------------------------------------------
         James F. Glassel                                                             41,500             1,900
         ---------------------------------------------------------------------------------------------------------
         David M. Goodwin                                                             41,400             2,000
         ---------------------------------------------------------------------------------------------------------
         Mark H. Kidd                                                                 41,500             1,900
         ---------------------------------------------------------------------------------------------------------
         Jay McCormack                                                                41,500             1,900
         ---------------------------------------------------------------------------------------------------------
         Mary J. McDonald                                                             41,500             1,900
         ---------------------------------------------------------------------------------------------------------
         Morrie Notrica                                                               41,200             2,200
         ---------------------------------------------------------------------------------------------------------
         Peter J. O'Neal                                                              41,300             2,100
         ---------------------------------------------------------------------------------------------------------
         Michael Provenzano                                                           41,100             2,300
         ---------------------------------------------------------------------------------------------------------
         Edward J. Quijada                                                            41,300             2,100
         ---------------------------------------------------------------------------------------------------------
         Gordon E. Smith                                                              41,300             2,100
         ---------------------------------------------------------------------------------------------------------
         James R. Stump                                                               41,000             2,400
         ---------------------------------------------------------------------------------------------------------
         Kenneth Ray Tucker                                                           41,300             2,100
         ---------------------------------------------------------------------------------------------------------
         Floyd F. West                                                                41,400             2,000
         ---------------------------------------------------------------------------------------------------------
         ---------------------------------------------------------------------------------------------------------
         Class B Directors
         ---------------------------------------------------------------------------------------------------------
         Louis A. Amen                                                               277,756             16,673
         ---------------------------------------------------------------------------------------------------------
         Darioush Khaledi                                                            280,300             14,129
         ---------------------------------------------------------------------------------------------------------
         Mimi R. Song                                                                280,689             13,740
         ---------------------------------------------------------------------------------------------------------
         Robert E. Stiles                                                            288,836             5,593
         ---------------------------------------------------------------------------------------------------------
         Richard L. Wright                                                           281,960             12,469
         ---------------------------------------------------------------------------------------------------------

Item 6.  Exhibits and Reports on Form 8-K.
-----------------------------------------

(a)  Exhibits

     4.1 Copy of Application and Agreement for Service Affiliation as a Member-Patron/Affiliate with Unified Western Grocers, Inc. and Pledge and Security Agreement
     4.2 Copy of Application and Agreement for Service Affiliation as an Associate-Patron with Unified Western Grocers, Inc. and Pledge and Security Agreement
     4.3 Copy of Member Patron/Affiliate Subordination Agreement (Subordination of Required Deposit)
     4.4 Copy of Associate-Patron Subordination Agreement (Subordination of Required Deposit)
     27    Financial Data Schedules


(b)  Reports on Form 8-K

     None

     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Dated:  May 19, 2000

                         Unified Western Grocers, Inc.
                         -----------------------------
                                  (Registrant)


                       By     /s/ Alfred A. Plamann
                             -------------------------
                               Alfred A. Plamann
                                 President and
                            Chief Executive Officer



                       By     /s/ Richard J. Martin
                           ---------------------------
                               Richard J. Martin
                           Executive Vice President,
                            Finance & Administration
                          and Chief Financial Officer


                       By     /s/ William O. Cote
                          ----------------------------
                                William O. Cote
                           Vice President, Controller

                                 EXHIBIT INDEX



     4.1 Copy of Application and Agreement for Service Affiliation as a Member-Patron/Affiliate with Unified Western Grocers, Inc. and Pledge and Security Agreement

     4.2        Copy of Application and Agreement for Service Affiliation as an
                Associate-Patron with Unified Western Grocers, Inc. and Pledge and Security Agreement
     4.3        Copy of Member Patron/Affiliate Subordination Agreement
                (Subordination of Required Deposit)
     4.4        Copy of Associate-Patron Subordination Agreement (Subordination
                of Required Deposit)
      27        Financial Data Schedules