Form 10-Q
period 2000-07-01
UNIFIED WESTERN GROCERS INC
filed 2000-08-17
CIK 320431

                      SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 20549
                                   Form 10-Q
(Mark One)
[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

For the quarterly period ended       July 1, 2000
                               ---------------------

                                      AND

[_] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

                       Commission file number   0-10815
                       --------------------------------

                         Unified Western Grocers, Inc.
                         -----------------------------
            (Exact name of registrant as specified in its charter)


                        California                                95-0615250
--------------------------------------------------------------------------------
(State or other jurisdiction of incorporation                   (I.R.S. Employer
or organization)                                             Identification No.)

5200 Sheila Street, Commerce, CA                                   90040
--------------------------------------------------------------------------------
(Address of principal executive offices)                         (Zip Code)

Registrant's telephone number, including area code      (323) 264-5200
                                                  ------------------------------

--------------------------------------------------------------------------------
(Former Name, Former Address and Former Fiscal Year, if Changed Since Last
Report)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing
requirements for the past 90 days.  Yes     X    No ____
                                          -----


               APPLICABLE ONLY TO ISSUERS INVOLVED IN BANKRUPTCY
                  PROCEEDINGS DURING THE PRECEDING FIVE YEARS

Indicate by check mark whether the registrant has filed all documents and reports required to be filed by Sections 12, 13, or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan
confirmed by a court.  Yes   _______  No _____

                     APPLICABLE ONLY TO CORPORATE ISSUERS

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date. Outstanding Shares as of July 1, 2000:

          Class A Shares                           63,352
          Class B Shares                          381,017
          Class C Shares                               24

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements
----------------------------

                UNIFIED WESTERN GROCERS, INC. AND SUBSIDIARIES
                     CONSOLIDATED CONDENSED BALANCE SHEETS
                            (dollars in thousands)

                                                                            (Audited)            (Unaudited)          (Unaudited)
                                                                            August 28,            October 2,            July 1,
                                                                               1999                  1999                2000
                                                                ----------------------------------------------------------------
ASSETS

Current:
     Cash and cash equivalents                                               $  8,027              $ 17,057             $ 13,534
     Accounts and notes receivable                                            108,786               189,379              174,398
     Inventories                                                              150,800               228,997              220,215
     Other current assets                                                       5,544                11,352                6,642
     Deferred taxes                                                             4,286                 7,005                7,005
                                                                ----------------------------------------------------------------
             Total current assets                                             277,443               453,790              421,794

Properties, net                                                                79,231               119,574              123,550
Investments                                                                    35,017                40,479               42,013
Notes receivable                                                               13,914                45,426               51,787
Goodwill, net                                                                  25,126                54,297               57,260
Other assets                                                                   20,404                38,337               38,135
                                                                ----------------------------------------------------------------
     TOTAL ASSETS                                                            $451,135              $751,903             $734,539
                                                                ================================================================

LIABILITIES AND SHAREHOLDERS' EQUITY

Current:
     Accounts payable                                                        $102,172              $170,711             $188,097
     Accrued liabilities                                                       54,536                82,881               74,074
     Notes payable                                                              6,623                 7,605               10,374
     Patrons' excess deposits and estimated patronage dividends                16,091                13,026               14,323
                                                                ----------------------------------------------------------------
             Total current liabilities                                        179,422               274,223              286,868

Notes payable, due after one year                                             143,727               291,261              260,576
Long-term liabilities, other                                                   29,393                53,336               56,278
Patrons' deposits and certificates:
     Patrons' required deposits                                                12,450                22,325               32,625
     Subordinated patronage dividend certificates                               5,986                 5,986                5,986
Shareholders' equity:
     Class A Shares                                                             5,669                10,398               10,566
     Class B Shares                                                            57,833                70,591               67,022
     Additional paid in capital                                                                      18,095               18,094
     Retained earnings                                                         17,160                 6,247               (2,843)
      Accumulated other comprehensive losses                                     (505)                 (559)                (633)
                                                                ----------------------------------------------------------------
             Total shareholders' equity                                        80,157               104,772               92,206
                                                                ----------------------------------------------------------------
     TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY                              $451,135              $751,903             $734,539
                                                                ================================================================

       The accompanying notes are an integral part of these statements.

                UNIFIED WESTERN GROCERS, INC. AND SUBSIDIARIES
    CONSOLIDATED CONDENSED STATEMENTS OF LOSSES/EARNINGS AND COMPREHENSIVE
                                LOSSES/EARNINGS
                                  (UNAUDITED)
                            (dollars in thousands)

                                5 Weeks Ended       13 Weeks Ended          39 Weeks Ended

                                 October 2,        May 29,   July 1,      May 29,    July 1,
                                    1999            1999      2000         1999        2000
                               ---------------------------------------------------------------
Net sales                             $211,633   $462,603   $738,255   $1,381,531   $2,299,957

Costs and expenses:
   Cost of sales                       192,323    415,825    651,298    1,246,523    2,047,226
   Distribution, selling and
    administrative                      20,459     40,163     78,720      114,157      230,458
                               ---------------------------------------------------------------
Operating (loss) income                 (1,149)     6,615      8,237       20,851       22,273

Interest expense                         1,495      2,979      7,150        8,816       21,658
Other expense (income)                   7,218     (1,500)                 (1,500)
                               ---------------------------------------------------------------

(Loss) earnings before
estimated patronage dividends
and (benefit) provision for
income taxes                            (9,862)     5,136      1,087       13,535          615
Estimated patronage dividends                0     (3,509)    (4,364)     (10,580)     (10,922)
                               ---------------------------------------------------------------

(Loss) earnings before income
 tax (benefit) provision                (9,862)     1,627     (3,277)       2,955      (10,307)
(Benefit) provision for income
 taxes                                  (2,593)       609        281        1,021       (1,735)
                               ---------------------------------------------------------------

Net (loss) earnings                   $ (7,269)  $  1,018   $ (3,558)  $    1,934   $   (8,572)
                               ---------------------------------------------------------------

Other comprehensive (losses)
earnings, net of income tax:
   Unrealized holding
      (losses) gains                       (54)      (372)        40          (71)         (74)
                               ---------------------------------------------------------------
Comprehensive (loss) earnings         $ (7,323)  $    646   $ (3,518)  $    1,863   $   (8,646)
                               ===============================================================

       The accompanying notes are an integral part of these statements.

                UNIFIED WESTERN GROCERS, INC. AND SUBSIDIARIES
                CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS
                 FOR THE FIVE WEEKS ENDED OCTOBER 2, 1999 AND
             THIRTY-NINE WEEKS ENDED MAY 29, 1999 AND JULY 1, 2000
                                  (UNAUDITED)
                            (dollars in thousands)


                                                                        FIVE WEEKS ENDED    THIRTY-NINE WEEKS ENDED
                                                                      ---------------------------------------------
                                                                           October 2,        May 29,       July 1,
                                                                             1999             1999          2000
                                                                      ---------------------------------------------
Cash flows from operating activities:
Net (losses) earnings                                                           $ (7,269)     $  1,934     $ (8,572)
                                                                      ---------------------------------------------
   Adjustments to reconcile net (losses) earnings to net
        cash (utilized) provided by operating activities:
     Depreciation and amortization                                                 2,478        12,300       21,886
     Deferred taxes                                                                               (424)
     Gain on disposal of properties                                                  (32)       (1,490)         (27)
     Changes in operating assets and liabilities:
        Accounts and notes receivable                                            (17,173)       (5,178)      12,448
        Inventories                                                               (5,804)      (10,413)       8,782
        Other current assets                                                       1,554        (1,937)       4,710
        Notes receivable                                                            (700)        3,650       (8,872)
        Accounts payable                                                           8,517           877       17,386
        Accrued liabilities                                                        9,155        10,442       (9,935)
        Patrons' excess deposits and estimated
           Patronage dividends                                                    (3,065)          803        1,297
        Long-term liabilities, other                                               6,458         3,709        2,942
                                                                      ---------------------------------------------
Net cash (utilized) provided by operating activities                              (5,881)       14,273       42,045
                                                                      ---------------------------------------------

Cash flows from investing activities:
   Purchase of properties                                                         (1,141)      (11,752)     (19,173)
   Proceeds from sales of properties                                                  81            61          908
   Increase in other assets                                                       (4,473)      (25,847)      (6,671)
   Investment in securities, net                                                     200         4,499       (1,608)
   Acquisition of net assets from wholesale distribution
      companies (See Note 7)                                                       7,134        (8,954)
   Proceeds from sale of notes receivable                                                        2,652        2,511
                                                                      ---------------------------------------------
Net cash provided (utilized) by investing activities                               1,801       (39,341)     (24,033)
                                                                      ---------------------------------------------

Cash flows from financing activities:
   Additions to long-term notes payable                                          114,000        26,605           10
   Reduction of long-term notes payable                                          (86,098)                   (24,010)
   Additions to short-term notes payable                                             109         3,628          105
   Reduction of short-term notes payable                                          (3,010)         (552)      (7,232)
   Increase in patrons' required deposits                                          1,230         3,362        9,942
   Redemption of patronage dividend certificates                                                  (172)
   Repurchase of shares from members                                             (13,177)       (4,093)        (983)
   Issuance of shares to members                                                      56           586          633
                                                                      ---------------------------------------------
Net cash provided (utilized) by financing activities                              13,110        29,364      (21,535)
                                                                      ---------------------------------------------

Net increase (decrease) in cash and cash equivalents                               9,030         4,296       (3,523)
Cash and cash equivalents at beginning of year                                     8,027         4,105       17,057
                                                                      ---------------------------------------------
Cash and cash equivalents at end of period                                      $ 17,057      $  8,401     $ 13,534
                                                                      =============================================

Supplemental disclosure of cash flow information:
Cash paid during the period for:
   Interest                                                                     $  2,426      $  9,344     $ 19,417
   Income taxes                                                                               $    763

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

2. On September 27, 1999, the shareholders of Unified Western Grocers, Inc. (formerly Certified Grocers of California, Ltd.) and United Grocers, Inc. ("United") (a grocery cooperative headquartered in Portland, Oregon) approved a merger agreement in which United merged with a wholly owned subsidiary of Certified (the "Acquisition Subsidiary"). The merger became effective on September 29, 1999. In connection with the merger, Certified Grocers of California, Ltd. changed its name to Unified Western Grocers, Inc. (the "Company" or "Unified"). The Acquisition Subsidiary was merged into Unified effective February 11, 2000. United's financial information is contained herein for the period September 30, 1999 through October 2, 1999 and for the thirty-nine week period ended July 1, 2000.

     Effective September 27, 1999, the Company changed its fiscal year end from the Saturday nearest August 31 to the Saturday nearest September 30. The financial statements for the thirty-nine weeks ended May 29, 1999 are most nearly comparable to the thirty-nine weeks ended July 1, 2000 of the Company's newly adopted fiscal year. The Company has elected not to recast data for the thirty-nine weeks ended May 29, 1999 since it is not practicable and since the comparability of information or trends reflected is not deemed impaired.

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

     The merger of Unified and United was accounted for as a purchase pursuant to Accounting Principles Board Opinion No. 16, "Business Combinations." Accordingly, the consideration was allocated to the assets acquired and liabilities assumed based on their relative estimated fair values. The excess of the purchase price over the fair value of the net assets acquired was $33.3 million and was recorded as goodwill. Goodwill is being amortized over forty years. The following summarizes the preliminary estimated fair value of assets acquired and liabilities assumed based on United's balance sheet as of September 29, 1999.


                                                        (dollars in thousands)
    Current assets                                                  $148,520
    Equipment and leasehold improvements, net                         39,577
    Other                                                             45,457
                                                           -----------------
       Total assets                                                  233,554
                                                           -----------------
    Accounts payable                                                  58,546
    Other liabilities                                                 36,825
    Notes payable                                                    123,050
                                                           -----------------
       Total liabilities                                             218,421
                                                           -----------------
    Net                                                               15,133
    Total investment common and preferred stock                       48,433
                                                           -----------------
    Goodwill                                                        $ 33,300
                                                           -----------------


3. On December 31, 1998, the Company purchased the additional shares of common and preferred stock it did not already own which gave the Company a 100% ownership of SavMax Foods, Inc. ("SavMax"), a member-patron with seven retail grocery stores in northern California. Sales on an annual basis are approximately $118 million for the stores acquired on December 31, 1998. The acquisition was accounted for as a purchase pursuant to APB Opinion No. 16, "Business Combinations." Consideration was allocated to the assets acquired and liabilities assumed based on their relative fair values. The excess of the purchase price over the fair value of the net assets acquired was $23.4 million and was recorded as goodwill. Goodwill is being amortized over forty years. The Company regularly evaluates the long-term recoverability of the carrying value of goodwill as promulgated by Statement of Financial Accounting Standard No.
121. The results of the acquired business have been included in the consolidated financial statements from December 31, 1998. Although SavMax has been consolidated, the Company continues to intend to sell its investment in SavMax.

4. The accompanying consolidated statements of earnings do not include any revenues or expenses related to United prior to September 30, 1999 and SavMax prior to December 31, 1998. The following unaudited consolidated pro forma information utilizes the unaudited information for the Company, United, and SavMax for the thirty-nine week period ended May 29, 1999. The pro forma information below presents the Company's operating results assuming the acquisitions had taken place as of the beginning of fiscal 1999.


                                       For the thirty-nine weeks ended
                                                 May 29, 1999
                                       -------------------------------
                                            (dollars in thousands)

     Sales                                         $2,183,979
     Loss before patronage dividends
     and provision for income taxes                $     (371)
     Net loss                                      $   (7,750)


     These unaudited pro forma results have been prepared for comparative purposes only and do not purport to be indicative of the results of operations which would have actually resulted had the acquisitions been in effect as of August 30, 1998, or of future results of operations.

5. In May, 1999, Unified entered into an agreement with Albertson's, Inc. ("Albertson's agreement") to purchase certain assets related to 32 stores being sold as a result of a required divestiture of stores associated with Albertson's, Inc's. merger with American Stores, Inc. The acquisition of the retail stores was completed in October, 1999. Unified sold or otherwise permitted the direct transfer of a total of 26 of the stores to Unified members coincident with the closing of the transaction. Unified was required to retain and operate the remaining six stores. The Company closed one store during the third quarter and one store in July, 2000. The Company intends to close a third store by the end of fiscal 2000. The Company has entered into agreements to sell two of the stores. The Company will proceed to conclude such sales upon receipt of regulatory approval and satisfaction of other conditions of sale. The Company continues to assess alternatives with respect to the remaining stores, including sale or closure of the stores. Unified has provided some members with financing support in connection with this transaction. Financing support is provided on a member by member basis. In addition, Unified has provided credit enhancement with respect to certain of the leases involved in the transaction in the form of guarantees or as a sublessor/sublessee.

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

     Information about the Company's operations by segment is as follows (in thousands):

                                              5 weeks
                                               Ended                   13 Weeks Ended                       39 Weeks Ended
                                             October 2,            May 29,         July 1,            May 29,           July 1,
                                               1999                 1999           2000                1999              2000
                                            ----------------------------------------------------------------------------------
Net sales
  Wholesale distribution                      $208,279           $453,685        $726,081         $1,352,457        $2,229,033
  All other                                     12,969             38,247          64,545             74,406           188,982
  Intersegment elimination                      (9,615)           (29,329)        (52,371)           (45,332)         (118,058)
                                            ----------------------------------------------------------------------------------
Total net sales                               $211,633           $462,603        $738,255         $1,381,531        $2,299,957
                                            ----------------------------------------------------------------------------------

Operating (loss) income
  Wholesale distribution                      $   (499)          $  6,192        $ 11,051         $   19,419        $   32,612
  All other                                       (650)               423          (2,814)             1,432           (10,339)
                                            ----------------------------------------------------------------------------------
Total operating (loss) income                   (1,149)             6,615           8,237             20,851            22,273

Interest expense                                 1,495              2,979           7,150              8,816            21,658
Other expense (income)                           7,218             (1,500)                            (1,500)
Estimated patronage dividends                                       3,509           4,364             10,580            10,922
                                            ----------------------------------------------------------------------------------
(Loss) earnings before income tax
 (benefit) provision                          $ (9,862)          $  1,627        $ (3,277)        $    2,955        $  (10,307)
                                            ----------------------------------------------------------------------------------

Depreciation and amortization
  Wholesale distribution                      $  2,328           $  3,933        $  7,170         $   11,533        $   20,596
  All other                                        150                327             108                767             1,290
Total depreciation and                      ----------------------------------------------------------------------------------
     amortization                             $  2,478           $  4,260        $  7,278         $   12,300        $   21,886
                                            ----------------------------------------------------------------------------------

Capital expenditures
  Wholesale distribution                      $ 40,561           $  2,485        $  8,484         $    6,528        $   14,703
  All other                                      1,289                270          (2,574)             5,224             4,470
                                            ----------------------------------------------------------------------------------
Total capital expenditures                    $ 41,850           $  2,755        $  5,910         $   11,752        $   19,173
                                            ----------------------------------------------------------------------------------

Identifiable assets
  Wholesale distribution                      $616,701           $320,292        $633,687         $  320,292        $  633,687
  All other                                    135,202            121,104         100,852            121,104           100,852
                                            ----------------------------------------------------------------------------------
Total identifiable assets                     $751,903           $441,396        $734,539         $  441,396        $  734,539
                                            ----------------------------------------------------------------------------------

7.  Supplemental disclosure of cash flow information (in thousands):

                                                                                        May 29,              September 29,
                                                                                         1999                    1999
                                                                                   -------------------------------------
Acquisition of net assets from wholesale distribution companies:                        Gourmet           United Grocers
                                                                                     Specialties                Inc.
                                                                                   -------------------------------------
Working capital, other than cash                                                        $(5,847)               $(62,814)
Property, plant, and equipment                                                           (1,734)                (40,709)
Notes receivable and other long-term assets                                              (1,373)                (45,457)
Goodwill                                                                                                        (29,233)
Long-term notes payable                                                                                         119,429
Long-term liabilities, other                                                                                     17,485
                                                                                                       ----------------
                                                                                                               $(41,299)
Total equity investment in United Grocers, Inc.                                                                  48,433
                                                                                   -------------------------------------
Net cash effect due to acquisition of net assets                                        $(8,954)               $  7,134
                                                                                   =====================================


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

9. In December 1999, the Securities and Exchange Commission issued Staff Accounting Bulletin No. 101 ("SAB 101") which summarizes certain of the staff's view in applying generally accepted accounting principles to revenue recognition in financial statements. The effective date of SAB 101 for the Company is the quarter ending December 30, 2000. The Company continues to evaluate the impact that SAB 101 will have on the timing of revenue recognition in future periods. Based on the Company's initial evaluation, the Company believes SAB 101 will not have a material impact on its financial position or results of operations.

Item 2.  Management's Discussion and Analysis of Financial Condition and Results
--------------------------------------------------------------------------------
of Operations
-------------

Liquidity and Capital Resources

     The Company relies upon cash flow from operations, patron deposits, shareholdings, and borrowings under the Company's credit lines, to finance operations. Net cash provided by operating activities totaled $42.0 million for the first thirty-nine weeks of fiscal 2000 (the "2000 period"), as compared to net cash provided of $14.3 million for the first thirty-nine weeks of fiscal 1999 (the "1999 period"). Net cash provided for the 2000 period is primarily due to increased accounts payable and decreased accounts receivable and inventories in the distribution operations. At July 1, 2000, working capital was $134.9 million, as compared to $98.0 million at August 28, 1999, and the Company's current ratio was 1.5 to 1 at July 1, 2000 and at August 28, 1999. Working capital varies primarily as a result of seasonal inventory requirements.

     Capital expenditures totaled $19.2 million in the first thirty-nine weeks of fiscal 2000. The fiscal 2000 expenditures include purchases of computer equipment, leasehold improvements and warehouse equipment.

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

     The merger with United was effective September 29, 1999. United's final audited results for its fiscal year ended September 29, 1999 reported a net loss of $17.6 million. The loss was in part due to substantially reduced margins realized in the fourth quarter of fiscal 1999 and carried over into the first and second quarters of fiscal 2000. The losses were also attributable in part to United subsidiary operations, including retail.

     At July 1, 2000, the Company had $10.4 million in deferred tax assets related to net operating loss carryforwards that expire in various years through 2019. For financial reporting purposes, a valuation allowance of $6.6 million is offset against the net operating loss carryforward asset since the entire asset is not expected to be realized before expiration. The valuation allowance is primarily related to retail store losses which include stores the Company has retained as a result of the Albertson's agreement. The total valuation allowance is $7.2 million. The remaining balance of the net deferred tax asset should be realized through future operating results, reversal of taxable temporary differences, and tax planning strategies.

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

     The Company's ability to redeem or repurchase shares (or to make payment on notes issued to redeem or repurchase shares) is dependent in part upon the existence of retained earnings in excess of the repurchase obligation immediately prior to any repurchase. The elimination of retained earnings due to losses recorded in the former United wholesale operations, merger related losses in the transition period, and operating losses in the combined Company's subsidiary operations have negatively impacted the Company's ability to repurchase or redeem shares and to make payments on notes issued to redeem or repurchase shares. The Company's ability to repurchase or redeem shares and to make such note payments in the future will be dependent on its ability to realize and maintain levels of retained earnings which permit purchases of shares and note payments from time to time as contemplated by the Bylaws. Credit agreements also restrict repurchase of shares and all purchases will be subject to limitations of existing credit agreements, the Articles and Bylaws and applicable laws.

Year 2000

     The Company experienced no significant difficulties with its software applications or hardware systems during the calendar change to the year 2000. The Company was not impacted by any significant product supply or customer delivery delays associated with the year 2000 calendar change.

Results of Operations

     The following table sets forth selected financial data of the Company expressed as a percentage of sales for the periods indicated below:

                                          For the Five              Thirteen Week              Thirty-nine Week
                                          Weeks Ended                  Period                       Period
                                           October 2,            1999          2000           1999          2000
                                              1999
                                     ------------------------------------------------------------------------------
Net sales                                          100%           100%          100%           100%          100%
Cost of sales                                     90.9           89.9          88.2           90.2          89.0
Distribution, selling and
 administrative                                    9.6            8.7          10.7            8.3          10.0
Operating (loss) income                           (0.5)           1.4           1.1            1.5           1.0
Interest expense                                   0.7            0.6           1.0            0.6           1.0
Other expense (income)                             3.4           (0.3)          0.0           (0.1)          0.0
Estimated patronage dividends                      0.0            0.8           0.6            0.8           0.5
(Losses) earnings before income tax
 (benefit) provision                              (4.6)           0.3          (0.5)           0.2          (0.5)
(Benefit) provision for income taxes              (1.2)           0.1           0.0            0.1          (0.1)
Net (loss) earnings                               (3.4)           0.2          (0.5)           0.1          (0.4)

Thirteen Week Period

Net sales

          Net sales totaled $738.3 million for the 2000 period as compared to $462.6 million in the 1999 period. The sales increase of $275.7 million represents a 59.6% increase over the 1999 period. The increase in sales is primarily related to the merger with United ($218.6 million), additional wholesale supply volume to stores which certain member retailers acquired as a result of a required divestiture of stores associated with the Albertson's, Inc. merger with American Stores, Inc. ($16.9 million), the purchase of the operating assets of Gourmet Specialties, a northern California specialty foods distributor ($11.3 million), and retail volume from stores the Company acquired as a result of the Albertson's divestiture ($9.1 million).

Cost of sales

          In the 2000 period cost of sales were $651.3 million (88.2% of net sales), compared to $415.8 million (89.9% of net sales), in the 1999 period. The overall gross margin as a percentage of net sales is 1.7% higher than the comparable period in 1999. The increase in gross margin is due primarily to an increase in retail sales (0.8% of net sales), which have higher gross margins than distribution activities, and to an increase in higher margin sales from Gourmet Specialties (0.2% of net sales).

Distribution, selling and administrative

          Distribution, selling and administrative expenses were $78.7 million (10.7% of net sales), in the 2000 period, as compared to $40.2 million (8.7% of net sales), in the 1999 period. The increase is due primarily to higher operating costs for Unified's expanded retail operations (1.3% of net sales), and the higher costs of the Gourmet Specialties operations (0.2% of net sales).

Interest

          Interest expense was $7.2 million (1.0% of net sales), in the 2000 period as compared to $3.0 million (0.6% of net sales), in the 1999 period. Borrowings under the Company's Credit Agreements were higher during the 2000 period as compared to the 1999 period as a result of the financing required by the merger with United ($126.8 million). Borrowings related to inventory purchases decreased as a result of the accelerated consolidation of the northern California facilities ($15.0 million). The Company has also experienced higher interest rates in the 2000 period compared to the 1999 period (1.6%).

Estimated patronage dividends

          Estimated patronage dividends totaled $4.4 million for the 2000 period as compared to $3.5 million for the 1999 period. The estimated patronage earnings for fiscal 2000 are comprised of interim patronage earnings from the Company's two patronage pools: the cooperative and dairy divisions. For the 2000 period, the Company had interim patronage income of $1.7 million in the cooperative division and patronage earnings of $2.7 million in the dairy division. For the 1999 period, the Company had an interim patronage income of $1.1 million in the Company's non-dairy cooperative activities and patronage earnings of $2.4 million from the dairy division.

Income Taxes

          The provision for income taxes is $281,000 for the 2000 period compared to $609,000 for the 1999 period. The Company adjusted its current year assessment of income tax benefits to reflect only the amount available to carryback to prior periods. The provision reflects a valuation allowance against loss carryforwards to future periods.

Net (loss) earnings

          Net loss for the 2000 period was $3.6 million compared to net earnings of $1.0 million for the 1999 period. The losses resulted from Unified's retail operations ($3.1 million pre-tax). This was due to ongoing operating losses from overall store operations. Net earnings/losses are generated by the Company's subsidiaries and nonpatronage activities, which do not distribute patronage dividends. The Company intends to sell or close unprofitable retail operations and is evaluating under-performing subsidiary operations.

Thirty-nine Week Period

Net sales

          Net sales totaled $2.3 billion for the 2000 period as compared to $1.4 billion for the 1999 period. The sales increase of $918.4 million represents a 66.5% increase over the 1999 period. The increase in sales is primarily related to the merger with United ($704.3 million), additional wholesale supply volume to stores which certain member retailers acquired as a result of the Albertson's divestiture ($56.4 million), the consolidation of SavMax ($36.7 million), the purchase of the operating assets of Gourmet Specialties ($35.8 million), and the retail volume from stores the Company acquired as a result of the Albertson's divestiture ($34.9 million).

Cost of sales

          In the 2000 period, cost of sales were $2.0 billion (89.0% of net sales), compared to $1.2 billion (90.2% of net sales), in the 1999 period. The overall gross margin as a percentage of net sales is 1.2% higher compared to the comparable period in 1999. The increase in gross margin is due primarily to an increase in retail sales (0.9% of net sales), which have higher gross margins than distribution activities, and to an increase in higher margin sales from Gourmet Specialties (0.2% of net sales).

Distribution, selling and administrative

          Distribution, selling and administrative expenses were $230.5 million (10.0% of net sales), in the 2000 period, as compared to $114.2 million (8.3% of net sales), in the 1999 period. The 1.7% increase is due primarily to higher operating costs for Unified's expanded retail operations (1.4%), the higher costs of the Gourmet Specialties operations (0.2% of net sales), and higher warehousing and distribution costs related to the accelerated transition process during the second quarter to combine the operations of the former United Grocers and Certified Grocers in northern California ($1.5 million).

Interest

          Interest expense was $21.7 million (1.0% of net sales), in the 2000 period as compared to $8.8 million (0.6% of net sales), in the 1999 period. Borrowings under the Company's Credit Agreements were higher during the 2000 period as compared to the 1999 period as a result of the financing required by the merger with United ($126.8 million). Borrowings related to inventory purchases decreased as a result of the accelerated consolidation of the northern California facilities ($15.0 million). The Company has also experienced higher interest rates in the 2000 period compared to the 1999 period (1.3%).

Estimated patronage dividends

          Estimated patronage dividends totaled $10.9 million for the 2000 period as compared to $10.6 million for the 1999 period. The estimated patronage earnings for fiscal 2000 are comprised of the interim patronage earnings from the Company's two patronage pools: the cooperative and dairy divisions. For the 2000 period, the Company had interim patronage earnings of $2.5 million for the cooperative division and patronage earnings of $8.4 million from the dairy division. For the 1999 period, the Company had an interim patronage income of $3.2 million in the Company's non-dairy activities and patronage earnings of $7.4 million from the dairy division.

Income Taxes

     The income tax benefit is $1.7 million for the 2000 period compared to a provision for income taxes of $1.0 million for the 1999 period. The income tax benefit reflects the effect of the current year losses that can be carried back to previous periods to offset taxable income. No benefits have been recorded for losses to be carried forward to future periods to offset taxable income.

Net (loss) earnings

          Net loss for the 2000 period was $8.6 million compared to net earnings of $1.9 million for the 1999 period. The losses resulted primarily from Unified's retail operations ($9.8 million pre-tax). This was predominately due to start-up costs and operating losses from the stores operated by the Company as a result of its store acquisitions from Albertson's, along with losses of Unified's other retail operations. Net earnings/losses are generated by the Company's subsidiaries and nonpatronage activities, which do not distribute patronage dividends. The Company intends to sell or close unprofitable retail operations and is evaluating under-performing subsidiary operations.

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

Item 3.  Quantitative and Qualitative Disclosures About Market Risk.
--------------------------------------------------------------------

Unified has only limited involvement with derivative financial instruments and does not use them for trading purposes. They are used to manage well-defined interest rate risks. Unified entered into a five-year interest rate collar agreement in February 1999 in relation to certain borrowings on its variable rate revolving credit. The collar agreement was put in place without incurring a fee with respect to the collar transaction. The hedge agreement is structured such that Unified pays a variable rate of interest between 6% (cap rate) and 4.94% (floor rate) based on a notional amount of $50,000,000. The weighted average interest rate, prior to lender's margin, on borrowings on the revolving credit was 6.58% at July 1, 2000.

PART II.  OTHER INFORMATION

Item 6.  Exhibits and Reports on Form 8-K.
-------  --------------------------------

(a)  Exhibits

10.38 Term Loan Agreement dated as of May 12, 2000 between K.V. Mart Co. and Unified Western Grocers, Inc. relating to a $7,000,000 Promissory Note due May 12, 2005 in favor of Unified Western Grocers, Inc. by K.V. Mart Co.

10.39 Security Agreement dated as of May 12, 2000 between K.V. Mart Co. and Unified Western Grocers, Inc. relating to the Term Loan Agreement dated as of May 12, 2000 between K.V. Mart Co. and Unified Western Grocers, Inc.

10.40 Guaranty dated as of May 12, 2000 by Darioush Khaledi and Shahpar Khaledi, husband and wife, Darioush Khaledi, as Trustee of the Khaledi Family Trust under Declaration of Trust dated May 17, 1995, K.V. Property Company, and Parviz Vazin and Vida Vazin in favor of Unified Western Grocers, Inc. issued pursuant to that certain Term Loan Agreement dated as of May 12, 2000 between K.V. Mart Co. and Unified Western Grocers, Inc.

10.41 Stock Collateral Acknowledgement and Consent dated as of May 12, 2000 executed by the shareholders of K.V. Mart Co.

10.42 Term Loan Agreement dated as of July 5, 2000 between 1999 Lawndale Associates LLC and Unified Western Grocers, Inc. relating to the $3,000,000 Promissory Note due January 5, 2002 in favor of Unified Western Grocers, Inc. by 1999 Lawndale Associates LLC

10.43 Pledge Agreement dated as of July 5, 2000 by and among certain shareholders of K.V. Mart Co., Unified Western Grocers, Inc. and Grocers Capital Company relating to the Term Loan Agreement dated as of July 5, 2000 between 1999 Lawndale Associates LLC and Unified Western Grocers, Inc.

10.44 Pledge Agreement dated as of July 5, 2000 by and among certain shareholders of K.V. Mart Co., Unified Western Grocers, Inc., and Grocers Capital Company relating to the Term Loan Agreement dated as of July 5, 2000 between 1999 Lawndale Associates, LLC and Unified Western Grocers, Inc.

10.45 Guaranty dated as of July 5, 2000 by shareholders and affiliates of K.V. Mart Co. in favor of Unified Western Grocers, Inc. issued pursuant to that certain Term Loan Agreement dated as of July 5, 2000 between 1999 Lawndale Associates LLC and Unified Western Grocers, Inc.

27     Financial Data Schedules

(b)  Reports on Form 8-K

     None

     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Dated:  August 16, 2000

                              Unified Western Grocers, Inc.
                              -----------------------------
                                      (Registrant)


                              By /s/ Alfred A. Plamann
                                ---------------------------
                                     Alfred A. Plamann
                                       President and
                                  Chief Executive Officer


                              By /s/ Richard J. Martin
                                ---------------------------
                                     Richard J. Martin
                                 Executive Vice President,
                                 Finance & Administration
                                and Chief Financial Officer


                              By  /s/ William O. Cote
                                ---------------------------
                                    William O. Cote
                                Vice President, Controller

                                 EXHIBIT INDEX

10.38 Term Loan Agreement dated as of May12, 2000 between K.V. Mart Co. and Unified Western Grocers, Inc. relating to a $7,000,000 Promissory Note due May 12, 2005 in favor of Unified Western Grocers, Inc. by K.V. Mart Co.

10.39 Security Agreement dated as of May 12, 2000 between K.V. Mart Co. and Unified Western Grocers, Inc. relating to the Term Loan Agreement dated as of May 12, 2000 between K.V. Mart Co. and Unified Western Grocers, Inc.

10.40 Guaranty dated as of May 12, 2000 by Darioush Khaledi and Shahpar Khaledi, husband and wife, Darioush Khaledi, as Trustee of the Khaledi Family Trust under Declaration of Trust dated May 17, 1995, K.V. Property Company, and Parviz Vazin and Vida Vazin in favor of Unified Western Grocers, Inc. issued pursuant to that certain Term Loan Agreement dated as of May 12, 2000 between K.V. Mart Co. and Unified Western Grocers, Inc.

10.41 Stock Collateral Acknowledgement and Consent dated as of May 12, 2000 executed by the shareholders of K.V. Mart Co.

10.42 Term Loan Agreement dated as of July 5, 2000 between 1999 Lawndale Associates LLC and Unified Western Grocers, Inc. relating to the $3,000,000 Promissory Note due January 5, 2002 in favor of Unified Western Grocers, Inc. by 1999 Lawndale Associates LLC

10.43 Pledge Agreement dated as of July 5, 2000 by and among certain shareholders of K.V. Mart Co., Unified Western Grocers, Inc. and Grocers Capital Company relating to the Term Loan Agreement dated as of July 5, 2000 between 1999 Lawndale Associates LLC and Unified Western Grocers, Inc.

10.44 Pledge Agreement dated as of July 5, 2000 by and among certain shareholders of K.V. Mart Co., Unified Western Grocers, Inc., and Grocers Capital Company relating to the Term Loan Agreement dated as of July 5, 2000 between 1999 Lawndale Associates, LLC and Unified Western Grocers, Inc.

10.45 Guaranty dated as of July 5, 2000 by shareholders and affiliates of K.V. Mart Co. in favor of Unified Western Grocers, Inc. issued pursuant to that certain Term Loan Agreement dated as of July 5, 2000 between 1999 Lawndale Associates LLC and Unified Western Grocers, Inc.

27     Financial Data Schedules