Form 10-K
period 2000-09-30
UNIFIED WESTERN GROCERS INC
filed 2000-12-26
CIK 320431

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

(Mark One)

[X] Annual report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the fiscal year ended September 30, 2000

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

The number of shares outstanding of each of the registrant's classes of common stock, as of December 1, 2000 were as follows:

Class A: 66,008 shares        Class B: 420,381 shares        Class C: 24 shares

-------------------------------------------------------------------------------

DOCUMENTS INCORPORATED BY REFERENCE: Portions of the proxy statement for the 2001 annual meeting in Part III.

-------------------------------------------------------------------------------

TABLE OF CONTENTS

 ITEM                                                                      PAGE
-------------------------------------------------------------------------------
PART I

 1.   Business..........................................................     3
 2.   Properties........................................................    10
 3.   Legal Proceedings.................................................    10
 4.   Submission of Matters to a Vote of Security Holders...............    11

PART II

      Market for Registrant's Common Equity and Related Shareholder
 5.   Matters...........................................................    12
 6.   Selected Financial Data...........................................    12
      Management's Discussion and Analysis of Financial Condition and
 7.   Results of Operations.............................................    13
 7a.  Quantitative and Qualitative Disclosures About Market Risk........    17
 8.   Financial Statements..............................................    18
      Changes in and Disagreements with Accountants on Accounting and
 9.   Financial Disclosure..............................................    49

PART III

 10.  Directors and Executive Officers of the Registrant................    50
 11.  Executive Compensation............................................    51
 12.  Security Ownership of Certain Beneficial Owners and Management....    51
 13.  Certain Relationships and Related Transactions....................    51

PART IV

 14.  Exhibits, Financial Statement Schedules, and Reports on Form 8-K..    52
 Signatures..............................................................   59

PART 1

ITEM 1. BUSINESS

GENERAL

Unified Western Grocers, Inc. ("Unified" or the "Company") is a grocery wholesaler serving supermarket operators in California, Oregon, Washington, Nevada, Arizona, Hawaii and various foreign countries in the South Pacific and elsewhere. In addition to offering dry grocery, frozen food, deli, meat, dairy, egg, produce, bakery, gourmet, specialty foods and general merchandise products, Unified also provides finance, insurance, store design, security services, information services, and real estate services to its patrons. Products and services available to patrons may differ depending upon location. Unified's marketing platform is built on offering its patrons better value than available elsewhere by combining competitive pricing with superior selection, quality, service and convenience.

In September 1999, Unified completed a merger (the "Merger") with United Grocers, Inc. ("United"), a grocery cooperative headquartered in Milwaukie, Oregon. In connection with the Merger, the Company changed its name from Certified Grocers of California, Ltd. to its current name.

The merger provided to the independent retailer various benefits. These benefits included: economies of scale and an expanded range of products and services; eliminating duplicative facilities and transportation equipment in overlapping service areas; eliminating duplicative functions, including legal and accounting services and management information systems; increasing purchasing volume in order to obtain more favorable pricing on product purchases; and offering to members the opportunity to purchase specialized products and services that were previously offered by the separate companies.

A California corporation organized in 1922 and incorporated in 1925, Unified does business primarily with those patrons which qualify and have been accepted as "member-patrons." Unified is owned by its member-patrons who are primarily independent grocers. Unified is operated as a cooperative for tax purposes except with respect to business conducted with non-patrons and business conducted by its subsidiaries. Unified establishes minimum purchase requirements for its member-patrons, which may be modified from time to time. Patrons not meeting member-patron purchasing requirements conduct business with Unified either as "associate-patrons" or as customers on a non-patronage basis. Associate patrons have reduced minimum purchase requirements, are required to establish deposits, and do not own shares of capital stock of Unified. The earnings of Unified's subsidiaries are generally retained by Unified, while the earnings of the parent company attributable to business conducted with its members are generally distributed to its patrons in the form of patronage dividends. The benefit of this structure is that taxes are paid on the Unified patronage earnings only once, by the patron, after notice of a patronage dividend payout is received by the patron.

WHOLESALE DISTRIBUTION

Unified's wholesale distribution business represented approximately 95% and 93% of sales for the fiscal years ended August 28, 1999 and September 30, 2000, respectively. The wholesale business includes a broad range of branded and private label products in dry grocery, frozen, delicatessen, general merchandise, boxed meat, service deli, ice cream, bakery, dairy and produce.

Unified distributes its various product lines from warehouse and manufacturing complexes located in Los Angeles, Commerce, Stockton, Hayward and Fresno, California, Renton, Washington and in Milwaukie, Oregon.

Unified sells a full line of branded grocery and nonfood items supplied by unrelated manufacturers and also sells merchandise under its own private labels, including the Springfield, Gingham, Special Value, La Corona, and Golden Creme trade names. Unified also sells private label brand goods under the Western Family, Home & Garden, Valley Fare and Better Buy labels. Unified operates its own bakery and dairy facilities in Southern California. Unified is not dependent upon any single source of supply in any of its businesses, except for the dairy. Most of the raw milk used in production is purchased from a dairy cooperative which provides such products at prices established by the State of California. Management believes that alternative suppliers are available for substantially all of Unified's products and that the loss of any one supplier would not have a material adverse effect on Unified's business.

During the course of its business, Unified enters into supply agreements with certain members or customers of Unified. These agreements require the member to purchase certain agreed amounts of its merchandise requirements from Unified and obligate Unified to supply such merchandise under agreed terms and conditions relating to such matters as pricing and delivery. The terms and conditions in such supply agreements may vary in terms and length.

SUPPORT BUSINESSES

Unified's retail support businesses collectively accounted for approximately 1% of Unified's total revenues for fiscal years ended August 28, 1999 and September 30, 2000. These retail support operations include services for financing inventory purchases, equipment purchases, store remodeling and new store acquisitions. The Company also provides store planning and development services, equipment procurement, insurance brokerage services, and underwrites selected insurance risks through two insurance subsidiaries. Unified operates retail support services to members and customers in Oregon, Washington and California, including financial services, retail development services for advertising groups offering "chain"-like identity, and technology, security, accounting and training services.

RETAIL BUSINESS

Unified, through its subsidiaries, currently owns all of the common stock of SavMax Foods, Inc. ("SavMax") which operates nine retail grocery stores in Northern California. Unified acquired SavMax as of December 31, 1998. Unified, through its subsidiaries, also owns two stores in Washington operated under the "Thriftway" banner. Retail sales were $75 million and $197 million, respectively, for the period December 31, 1998 through August 28, 1999 for SavMax and for the fiscal year ended September 30, 2000 for SavMax, Thriftway and the Company-owned stores acquired from Albertson's. The retail sales represented approximately 4% and 6% of sales for the fiscal years ended August 28, 1999 and September 30, 2000, respectively.

In May 1999, Unified entered into an agreement to purchase certain assets related to 32 stores being divested in connection with Albertson's, Inc.'s merger with American Stores, Inc. The acquisition was completed in October, 1999. Unified sold or otherwise permitted the direct transfer of 26 of these stores to Unified members coincident with the closing of the transaction. Pursuant to agreements with state and federal regulatory agencies, the Company was required to operate the remaining six stores for a minimum period. The Company has closed two stores. There are two stores, including one of the closed stores, under contract for sale. Three stores will be operated until a suitable buyer can be located.

RETAIL DEVELOPMENT

Unified offers a banner store program designed to convert older stores into state-of-the-art retail operations. Operating under the common name "Apple Markets", the stores are owned and operated by patrons of Unified. Unified intends them to have the look of a chain store because each store carries the same name and logo and generally utilizes the same design layout.

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

CUSTOMERS

Unified is a cooperative organization that conducts business on a patronage basis principally for its members. Unified also conducts business with non-member customers on a non-patronage basis. Unified's bylaws provide for:

 . Member-patrons, who are the shareholders of the company and participate in the patronage dividend programs; and

 . Associate-patrons, who do not own shares but do participate in the patronage dividend programs.

Unified's patrons are primarily retail grocery store operators ranging in size from single store operators to multiple store chains. Unified's largest customer and ten largest customers accounted for approximately 6% and 31%, 6% and 28% and 7% and 28% of net sales for the fiscal years ended August 29, 1998, August 28, 1999 and September 30, 2000, respectively.

CAPITAL STOCK

Class A Shares. Class A Shares may be held only by member-patrons of Unified. In order to qualify for and retain membership as a member-patron, a person or other entity (1) must patronize Unified in amounts and in a manner as may be established by the board of directors; (2) must have approved financial standing; (3) must make application in such form as is prescribed by Unified; and (4) must be accepted as a member after approval by the board of directors.

Unified requires that each of its member-patrons acquire 100 Class A Shares. The price for these shares is the book value per share of the outstanding shares at the close of the fiscal year ended prior to purchase. Those former United shareholders who received less than 100 Class A Shares in the merger and meet the member-patron minimum purchase requirement are required to purchase additional Class A Shares in order to maintain member-patron status. Unified has agreed to repurchase Class A Shares received in the merger by former United shareholders who do not maintain member-patron status at $253.95 per share. Class A Shares have the right to elect not less than 80% of the authorized directors of Unified.

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

Unified requires each member-patron to acquire over time Class B Shares having combined issuance values in an amount equal to the member-patron's required subordinated cash deposit.

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

If following the issuance of Class B Shares as part of the patronage dividend for any given fiscal year, the member-patron would not hold Class B Shares having combined issuance values equal to the amount of Class B Shares required to be held by the member-patron, then additional Class B Shares will be issued to the member-patron in a quantity sufficient to achieve the required amount. Issuance of these additional Class B Shares will be paid for by charging the member-patron's cash deposit account in an amount equal to the issuance value of the additional Class B Shares.

Member-patrons who were former United members and did not receive sufficient Class B Shares in the merger to meet the minimum Class B Share ownership deposit requirements have the following alternatives: (i) provide a cash deposit for the deficiency; (ii) purchase additional Class B Shares to cover the deficiency;

or (iii) assign 80% of the patronage dividends the shareholder will receive in the future to Unified to purchase Class B Shares for the account of the shareholder until the deficiency is eliminated. During that period, Unified will require the member to purchase at least the percentage of product purchased during the most recent 12 month period prior to the merger under a supply agreement with Unified.

Class C Shares. Class C Shares are held by members of the board of directors. Each board member purchases one Class C Share for ten dollars. Class C Shares are nonvoting shares and share in liquidation only to the extent of ten dollars per share.

REDEMPTION OF CAPITAL STOCK

Unless otherwise restricted from doing so under applicable law, limitations of credit agreements or provisions of the Bylaws as described below, Class A Shares and Class B Shares held by a shareholder who is no longer a qualified or an active member-patron will be redeemed at the book value of the Company as of the close of the fiscal year last ended prior to termination of member status. However, with respect to terminations occurring prior to September 30, 2000, the repurchase price will be Unified's book value at the fiscal year end prior to the effective date of the merger. There is no obligation to redeem Class B Shares of terminated members until after September 27, 2002.

Unless otherwise restricted from doing so under applicable law, limitations of credit agreements or provisions of the Bylaws until September 27, 2002, Unified will redeem excess Class B Shares at the option of the shareholder, at either:

  . an amount equal to Unified's book value as of the close of the fiscal year prior to the effective date of the merger ($188.27); or

  . an amount equal to the book value as of the close of the fiscal year prior to the date the shares are tendered to the Company for repurchase, provided the repurchase price will not be paid until after September 30, 2002.

Unless otherwise restricted from doing so under applicable law, limitations of credit agreements or provisions of the Bylaws after September 27, 2002, Unified will repurchase excess Class B Shares tendered for redemption at the book value as of the close of the fiscal year prior to the date the shares are tendered for repurchase.

Unless otherwise restricted from doing so under applicable law or limitations of credit agreements, until January 28, 2001, Unified will repurchase excess Class B Shares received in the merger tendered for redemption which are held by former shareholders of United at the book value as of April 2, 1999 of the shares of United's Common Stock for which the excess Class B Shares were exchanged in the merger. The purchase price will be evidenced by a promissory note of Unified which will be payable in twenty equal quarterly principal installments and will bear interest at 6% per year. Such purchases will not be subject to the 5% limit described below.

Pursuant to the Bylaws, the amount of Class B Shares which Unified will be obligated to redeem in any fiscal year will be limited to 5% of the sum of:

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

As a California corporation, the Company is subject to the provisions of the California General Corporation Law including Section 500 which limits the ability of the Company to make distributions, including distributions to repurchase its own shares and any payments on notes issued to repurchase Unified shares. Section 500 permits such repurchase and note payments only when retained earnings calculated in accordance with generally accepted accounting principles ("GAAP") equal or exceed the amount of any proposed distribution or an alternative asset/liability ratio test is met. Historically through the operations of its subsidiaries, the Company has maintained sufficient retained earnings to accomplish its share repurchase program. As a result of expenses associated with the merger with United, current operating losses of subsidiaries acquired from United as well as operating losses of retail stores owned by the Company, including stores acquired from Albertson's for resale to members or others, the Company's retained earnings have been depleted such that they are currently inadequate to permit repurchase of Company shares. The repurchase test permitted under
Section 500 based on the ratio of assets to liabilities determined under GAAP with certain adjustments cannot currently be met since the Company relies heavily on borrowings to finance its operations. The Company is also a party to credit agreements containing financial and other covenants, which limit the ability of the Company to make purchases of its capital stock under certain circumstances.

The Company has established a trust for the purpose of facilitating the transfer of shares by Unified members obligated or entitled to sell shares in accordance with the Company's redemption policy to existing members or new members who are authorized by the Board of Directors to buy shares in accordance with the Bylaws, during periods when the Company is legally unable to buy shares or otherwise elects to cause or permit outstanding shares to be transferred between members. Funds used to purchase shares from selling members are exclusively sourced from funds provided by buying members.

PATRONAGE DIVIDENDS

Unified distributes patronage dividends based upon its patronage earnings during the fiscal year. The board of directors approves dividends for the Company's two patronage earnings divisions: the Dairy Division and the Cooperative Division.

The following table shows the patronage dividend experience of Unified during the past three fiscal years and the transition period.

-----------------------------------------------
Division           1998    1999 1999(2)    2000
-----------------------------------------------
Dairy            $9,169  $9,902   --    $11,028
Cooperative(3)      980   4,293   --      4,398
-----------------------------------------------
  TOTAL (1)     $10,149 $14,195   --    $15,426
-----------------------------------------------

(1) Results in prior periods are not necessarily indicative of results for future periods.
(2) Effective September 27, 1999, the Company changed its fiscal year end from the Saturday nearest August 31 to the Saturday nearest September 30. The transition period covers the period of August 29, 1999 through October 2, 1999. Patronage dividends were not paid in the transition period.
(3) The Cooperative Division dividends are paid based on the patronage purchases for the following product areas: dry grocery, delicatessen, frozen food, ice cream, meat and bakery. Beginning in fiscal 2000, the Cooperative Division also included patronage purchases for general merchandise. Prior periods have been restated to reflect payments as if these two divisions had been in place throughout the period.

In connection with the merger, Unified changed its patronage dividend policies for periods subsequent to the effective date of the merger. Unified currently pays its patronage dividends to member-patrons and associate-patrons on the basis of patronage business transacted with Unified's two patronage earnings divisions: the Dairy Division and the Cooperative Division.

  . The Dairy Division consists of patronage earnings generated by the fluid milk and juice bottling plant located in Los Angeles, California. Patronage dividends for this division are paid solely to patrons who purchase manufactured and related products from the Dairy Division.

  . The Cooperative Division consists of patronage earnings generated from all other patronage activities of Unified and without distinction to geographic location. The Cooperative Division includes the general merchandise activity which previously was conducted in a non-patronage subsidiary of Unified.

Net patronage earnings are based on the combined results of the Dairy Division and the Cooperative Division. In the event of a loss in one division, the Board of Directors will make an equitable decision with respect to treatment of the loss.

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

Except with respect to member-patrons who were former United members and did not receive sufficient Class B Shares immediately following the merger to meet minimum Class B share ownership deposit requirements, patronage dividends for the cooperative division is currently paid out in the following order and manner: first, member-patrons receive 20% in cash; second, member-patrons receive the required amount of Class B Shares; third, the remainder is credited to the member-patron's deposit account. Dairy Division patronage dividends are generally paid in cash after the close of each fiscal quarter.

MINIMUM PURCHASE REQUIREMENT

Unified requires that each patron meet the minimum purchase requirements established by the board of directors, which may be changed from time to time. Currently, Unified's minimum purchase requirement for member-patrons is $5,000 per week and $3,500 per week for associate-patrons. Exceptions to the minimum purchase requirements may be granted by the board of directors. Entities not meeting these minimum purchase requirements may be eligible to purchase products on a non-patronage basis.

PATRON DEPOSITS

Unified generally requires that its patrons maintain a subordinated cash deposit equal to the greater of twice the amount of each patron's average weekly purchases or twice the amount of the patron's average purchases, if the purchases are not on a regular basis. Required deposits are determined twice a year, at the end of Unified's second and fourth fiscal quarters, based upon a review of the patron's purchases from the Cooperative Division during the preceding two quarters. Member-patrons meeting certain qualifications established by the board of directors may elect to maintain a reduced required deposit of $500,000 or one and one-quarter weeks' average purchases, whichever is greater. Unified pays no interest on the required deposits. Interest is paid on cash deposits which are in excess of patrons' required deposits.

Member-patrons may satisfy the minimum deposit requirement through a combination of a cash deposit and the ownership of Class B Shares. The deposit value of a Class B Share is based upon its book value at the year end prior to the initial issuance of the Class B Shares except that for former United shareholders, the deposit value of the Class B Shares received in the merger is equal to $253.95 per share.

Former United shareholders who did not have sufficient Class B Shares immediately following the merger to meet the minimum deposit requirements have three alternatives: (i) provide a cash deposit for the deficiency; or (ii) purchase additional Class B Shares to cover the deficiency; or (iii) agree to assign 80% of the patronage dividends the shareholder will receive in the future to Unified to purchase Class B Shares for the account of the shareholder until the deficiency is eliminated. During that period, Unified requires the member to purchase at least the percentage of their total product that was purchased from United during the most recent 12 month period prior to the merger under a supply agreement with Unified.

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

SUBORDINATION AGREEMENT AND PLEDGE OF SHARES

Unified requires each patron, whether a member-patron or an associate-patron, to execute a subordination agreement which provides for the subordination in certain circumstances of the patron's right to repayment of its deposit to the prior payment in full of certain indebtedness of Unified. In addition, Unified requires each shareholder to pledge the Class A Shares and Class B Shares of Unified to secure its obligations to Unified, and individual shareholders of corporate members are required to guarantee the obligations of the corporate member except that former shareholders of United who are in compliance with their obligations to United and its subsidiaries are not required to provide individual guarantees in the absence of financing transactions.

TAX MATTERS

Unified is a corporation operating primarily on a cooperative basis. Unified is subject to federal and state income and franchise taxes and must pay other taxes applicable to corporations, such as sales, excise and real and personal property taxes.

As a corporation operating on a cooperative basis, Unified is subject to Subchapter T of the Internal Revenue Code. Under Subchapter T, Unified pays patronage dividends to patrons pertaining to its fiscal year within 8 months of the close of such fiscal year. To qualify as patronage dividends, payments are made on the basis of the value of the business done with or for patrons, under a pre-existing obligation to make such payment, and with reference to the net earnings from business done with or for the cooperative's patrons. Patronage dividends are paid in cash or in any form that constitutes a written notice of allocation. A written notice of allocation is distributed to the patron and provides notice of the amount allocated to the patron by Unified and the portion thereof which constitutes a patronage dividend.

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

EMPLOYEES

Unified employs approximately 4,000 employees, of whom approximately 2,500 are members of one of several unions, the two largest being the International Brotherhood of Teamsters and the United Food and Commercial Workers. The union contracts have various expiration dates ranging from 2001 through 2004. Unified believes its labor relations to be good.

ENERGY MATTERS

Unified's operations are dependent upon the continued availability of electric power, diesel fuel, and gasoline. Unified's trucking operations are extensive. Diesel fuel storage capacity represents approximately two weeks average usage. A shortage of diesel fuel and gasoline could materially affect deliveries of merchandise and the activities of Unified's service representatives and, thus, adversely affect Unified's sales. Additionally, a significant increase in the cost of electricity and/or diesel fuel could have a material impact on the Company's earnings.

ITEM 2. PROPERTIES

FACILITIES

Unified's corporate offices, warehouses, retail stores and manufacturing facilities as of September 30, 2000 are summarized as follows:

                                  Approximate
                               Square Footage
                          -------------------
Description                   Owned    Leased
---------------------------------------------
Corporate offices            60,000   150,000
Dry warehouses            1,753,000 1,023,000
Refrigerated warehouses     822,000   945,000
Manufacturing facilities    165,000        --
Retail stores                    --   753,000

These properties are located in California, Oregon, and Washington.

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

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None.

PART II

ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED SHAREHOLDER MATTERS

There is no market for Unified's Class A Shares, Class B Shares, or Class C Shares. As of November 25, 2000, Unified's Class A Shares were held of record by 673 shareholders, Class B Shares were held of record by 560 shareholders, and Unified's Class C Shares were held of record, one share each, by the 24 directors of Unified. In the past, the Company has not paid cash dividends on its stock, and it has no intention to do so in the future.

ITEM 6. SELECTED FINANCIAL DATA

The selected financial information below has been derived from the audited consolidated financial statements of Unified as of and for its fiscal years ended August 31, 1996, August 30, 1997, August 29, 1998 and August 28, 1999, its transition period ended October 2, 1999, and its fiscal year ended September 30, 2000. This information is only a summary and should be read in conjunction with Unified's historical financial statements, and related notes, contained elsewhere in this document.

(In thousands, except book value per share)

-----------------------------------------------------------------------------------------------
Fiscal Year(1)                 1996       1997       1998       1999(1)     1999(2)       2000
-----------------------------------------------------------------------------------------------
Net sales                $1,948,919 $1,927,092 $1,831,686 $1,893,523    $211,633    $3,067,395
Operating income (loss)      29,502     31,549     26,252     34,589      (1,149)       27,905
Patronage dividends          13,200     14,464     10,149     14,195          --        15,426
Net earnings (loss)           1,517      2,307      3,389      2,639      (7,269)      (11,366)
Total assets                374,737    394,002    389,218    451,135     753,513       765,850
Long-term notes payable      75,617     92,217    125,130    143,727     292,871       259,229
Book value per share         167.94     175.22     183.47     188.27      227.56        200.78

-------------------------------------------------------------------------------
(1) 1999 includes the acquisition of SavMax Foods, Inc. from December 31,
1998.

(2) Effective September 27, 1999, the Company changed its fiscal year end from the Saturday nearest August 31 to the Saturday nearest September 30. The transition period covers the period of August 29, 1999 through October 2, 1999. In September 1999, Unified completed a merger (the "Merger") with United Grocers, Inc. ("United"), a grocery cooperative headquartered in Milwaukie, Oregon. The transition period from September 29, 1999 and the fiscal year ended September 30, 2000 include the results of the Merger with United which was accounted for as a purchase.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion of Unified's financial condition and results of operations should be read in conjunction with the financial statements and notes to the financial statements included elsewhere in this document.

RESULTS OF OPERATIONS

The following table sets forth selected financial data of Unified expressed as a percentage of net sales for the periods indicated below:

-------------------------------------------------------------------------------
                                 August 29, August 28, October 2, September 30,
Fiscal Period Ended                 1998       1999     1999(1)       2000
-------------------------------------------------------------------------------
Net sales                          100.0%     100.0%     100.0%       100.0%
Cost of sales                       91.1       90.7       90.9         89.2
Distribution, selling and ad-
 ministrative expenses               7.5        7.5        9.6          9.9
Operating income (loss)              1.4        1.8       (0.5)         0.9
Interest expense                     0.7        0.6        0.7          0.9
Other (income) expense, net         (0.2)       0.3        3.4           --
Earnings (loss) before
 patronage dividends, provision
 for income taxes and
 extraordinary item                  0.9        0.9       (4.6)        (0.0)
Patronage dividends                  0.5        0.8        0.0          0.5
Provision (benefit) for income
 taxes                               0.1         --       (1.2)        (0.1)
Extraordinary item, net of
 taxes                               0.1         --         --           --
Net earnings (loss)                  0.2        0.1       (3.4)        (0.4)
-------------------------------------------------------------------------------

(1) Transition period of August 29, 1999 through October 2, 1999.

FISCAL YEAR ENDED SEPTEMBER 30, 2000 ("2000 PERIOD") COMPARED TO FISCAL YEAR ENDED AUGUST 28, 1999 ("1999 PERIOD")

Net Sales. Net sales totaled $3.1 billion for the 2000 period as compared to $1.9 billion for the 1999 period. The sales increase of $1,173 million represents a 61.9% increase over the 1999 period. The increase in sales is primarily related to the Merger with United ($873.1 million), additional wholesale supply volume to stores which certain member retailers acquired as a result of the Albertson's divestiture ($70.9 million), the consolidation of SavMax ($36.7 million), the purchase of the operating assets of Gourmet Specialties ($35.8 million), and the retail volume from stores the Company acquired as a result of the Albertson's divestiture ($35.9 million).

Cost of Sales. In the 2000 period, cost of sales were $2.7 billion compared to $1.7 billion in the 1999 period. The overall gross margin as a percentage of net sales is 1.5% higher compared to the comparable period in 1999. The increase in gross margin is due primarily to an increase in retail sales, which have higher gross margins than distribution activities, and to an increase in higher margin sales from Gourmet Specialties.

Distribution, Selling and Administrative. Distribution, selling and administrative expenses were $304.5 million in the 2000 period, as compared to $141.2 million in the 1999 period. The increase is due primarily to higher operating costs for Unified's expanding retail operations, the higher costs of the Gourmet Specialties operations, and higher warehousing and distribution costs related to the accelerated transition process during the second quarter to combine the distribution operations of the former United and Certified in northern California ($1.5 million).

Interest. Interest expense was $28.9 million in the 2000 period as compared to $11.9 million in the 1999 period. Borrowings under the Company's Credit Agreements were higher during the 2000 period as compared to the 1999 period as a result of the financing required by the merger with United
($126.8 million). Borrowings related to inventory purchases decreased as a result of the accelerated consolidation of the northern California facilities ($15.0 million). The Company has also experienced higher interest rates in the 2000 period compared to the 1999 period. Weighted average interest rates relating to the Senior Notes and Revolving Credit in the 2000 period were 8.16% compared with 6.89% in the 1999 period.

Other Income (Expense), Net. During the 1999 period, Unified sold its 10% investment in common stock of K.V. Mart Co. for $4.5 million. The sales resulted in a pretax gain of $1.5 million. The gain was offset by an impairment of $7.3 million recorded on Unified's investment in Hawaiian Grocery Stores ("HGS"). HGS defaulted on principal and interest payments required by a note receivable and was also delinquent in paying accounts receivable. Due to the uncertainty of when or if the default could be cured and the belief that the impairment was other than temporary, the Company wrote down the investment and trade receivable to a nominal carrying value.

Patronage Dividends. Patronage dividends totaled $15.4 million for the 2000 period as compared to $14.2 million for the 1999 period. The patronage earnings for fiscal 2000 are comprised of the patronage earnings from the Company's two patronage pools: the Cooperative and Dairy Divisions. For the 2000 period, the Company had patronage earnings of $4.4 million for the Cooperative Division and patronage earnings of $11.0 million from the Dairy Division. For the 1999 period, the Company had patronage income of $4.3 million in the Cooperative Division and patronage earnings of $9.9 million from the Dairy Division.

Income Taxes. The income tax benefit is $5.0 million for the 2000 period compared to a provision for income taxes of $64,000 for the 1999 period. The income tax benefit reflects the effect of the current year losses in non-patronage subsidiaries that can be utilized to offset taxable income in previous periods and carried forward to offset taxable income in future periods generated from operations and available tax planning strategies.

Net (Loss) Earnings. Net loss for the 2000 period was $11.4 million compared to net earnings $2.6 million for the 1999 period. The losses resulted primarily from Unified's retail operations ($13.7 million pre-tax). This was predominately due to start-up costs, operating losses, and shutdown costs from the stores operated by the Company as a result of its store acquisitions from Albertson's, along with losses of Unified's other retail operations including retail operations acquired from United. Net earnings/losses are generated by the Company's subsidiaries and nonpatronage activities, which do not distribute patronage dividends. The Company intends to sell or close unprofitable retail operations and is evaluating under-performing subsidiary operations.

TRANSITION PERIOD ENDED OCTOBER 2, 1999

The transition period resulting from the change in the Company's fiscal year-end includes the operating activities of Unified for the period between August 29, 1999 and October 2, 1999 and the operating activities of United for the three day period between the effective date of the merger, September 29, 1999 and October 2, 1999. The operating results for the five week transition period reflected a pretax loss of $9.9 million. Transition activities accounted for $8.2 million of the loss. The primary components of the transition activities included: an early retirement plan for employees of Unified totaling $6.3 million (included in other expense), the write-off of United's deferred financing costs of $0.7 million, and integration consulting costs of $0.3 million.

FISCAL YEAR ENDED AUGUST 28, 1999 ("1999 PERIOD") COMPARED TO FISCAL YEAR ENDED AUGUST 29, 1998 ("1998 PERIOD")

Net Sales. Net sales totaled $1.9 billion for the 1999 period and $1.8 billion in the 1998 period. The sales increase of $61.8 million represents a 3.4% increase over the 1998 period. In October 1998, North State Grocery Company was added as a member-patron. Sales to North State Grocery amounted to $35.4 million in the 1999 period. Additionally, retail sales generated by SavMax since the acquisition date of December 31, 1998, added net sales of $75 million. Also, there were increased sales to the ongoing membership of approximately $33.6 million. Offsetting these increases were $82.2 million of sales volume lost as a result of losing two member-patrons, Hughes Family Markets ("Hughes") and Nob Hill Markets ("Nob Hill"). Hughes and Nob Hill were acquired by entities that have self-distribution programs; accordingly, product supply to these member-patron stores migrated into the corresponding self-distribution facilities in the period between March 1998 through November 1998.

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

Other Income (Expense), Net. During the 1999 period, Unified sold its 10% investment in common stock of K.V. Mart Co. for $4.5 million. The sale resulted in a pretax gain of $1.5 million. The gain was offset by an impairment of $7.3 million recorded on Unified's investment in HGS. Subsequent to year-end, HGS defaulted on principal and interest payments required by a note receivable and was also delinquent in paying accounts receivable. Due to the uncertainty of when or if the default could be cured and the belief that the impairment was other than temporary, the Company wrote down the investment and trade accounts receivable to a nominal carrying value. In May 1998, Unified completed the sale of approximately 24 acres of property located in Commerce, California. This sale resulted in a gain (net of expenses related to the sale) of $3.2 million.

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

LIQUIDITY AND CAPITAL RESOURCES

Unified relies upon cash flow from operations, patron deposits, shareholdings and borrowings under Unified's credit lines, to finance operations. Net cash provided by operating activities totaled $51.3 million for the 2000 period. Net cash provided by operating activities totaled $9.5 million for the 1999 period. Net cash provided by operating activities in the 2000 period is primarily due to increased accounts payable and long-term liabilities in the distribution and SavMax operations and increased depreciation and amortization. At September 30, 2000, working capital was $132.9 million. The current ratio was 1.5, 1.7 and 1.4 as of August 28, 1999, October 2, 1999 and September 30, 2000, respectively. Working capital varies primarily as a result of seasonal inventory requirements.

Capital expenditures totaled $23.4 million in the 2000 period, $17.3 million in the 1999 period, and $18.4 million in the 1998 period.

Unified has a five-year, $200 million revolving credit facility which expires October 1, 2004, secured by accounts receivable and inventories. Borrowings bear interest at either LIBOR plus an applicable margin based on a funded debt to operating cash flow ratio or the higher of the lender's base rate or 0.50% above the lender's federal funds borrowing rate. The revolving credit facility permits advances up to 85% of eligible accounts receivable and 65% of eligible inventories. The security interest would be released if Unified achieves designated investment grade ratings for a period of not less than one year.

Unified also has outstanding to certain insurance companies and pension funds $78.3 million of 7.72% senior notes due April 2008, and $40 million of 8.71% senior notes due October 2009, both of which are secured by property, plant and equipment. The interest rate on the $78.3 million senior notes would reduce .50% and the securitization of both notes would be eliminated in the event Unified achieves designated investment grade ratings for a period of not less than one year.

The credit agreements contain customary representations, warranties, covenants, including financial covenants, and default provisions for financing of this type. Obligations under the credit agreements are senior to the rights of members with respect to deposits, patronage dividend certificates and subordinated Notes. Both the Senior Notes and the revolving credit facility limit the incurrence of additional funded debt, restrict the issuance of secured debt, and prohibit distributions to shareholders (including repurchase of shares) under certain circumstances.

Unified entered into a five-year interest rate collar agreement during February 1999 in relation to certain borrowings on its revolving credit facility. The collar agreement was put in place without incurring a fee with respect to the collar transaction. The hedge agreement is structured such that Unified pays a variable rate of interest between 6% (cap rate) and 4.94% (floor rate) based on a notional amount of $50,000,000. The weighted average interest rate, prior to lender's margin, on borrowings on the revolving credit was 6.71% at September 30, 2000.

A $10 million credit agreement is collateralized by Grocers Capital Company's ("GCC's") member loan receivables. GCC is a wholly owned subsidiary of Unified. The primary function of GCC is to provide loan financing to Unified's member-patrons. The funding for loans made by GCC is provided by GCC's cash reserves as well as the $10 million credit agreement. The maturity date of the credit agreement is September 20, 2001, but is subject to an annual extension of one year by the mutual consent of GCC and the bank. No amounts were outstanding under this credit line at September 30, 2000. The unused portion of this credit line is subject to commitment fees of 0.125% plus $25,000 annually.

Member loan receivables are periodically sold by GCC to a bank through a loan purchase agreement. The maturity date of the loan purchase agreement is August 29, 2001, but is subject to extension by mutual agreement of GCC and the bank for an additional one year on each anniversary date of the initial purchase date. Total loan purchases under the agreement are limited to a total aggregate principal outstanding of $50 million. GCC entered into an additional loan purchase agreement with a different bank in January 1999. This additional loan purchase agreement can be terminated upon ninety days prior written notice and there is no maximum limitation on the loan purchases. At August 28, 1999 and September 30, 2000, the aggregate outstanding principal balance of loans purchased by the banks was $27 million and $17 million, respectively. The loan sales are subject to limited recourse provisions.

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

RECENT ACCOUNTING PRONOUNCEMENTS

The Financial Accounting Standards Board issued Statement of Financial Accounting Standard ("SFAS") No. 133, "Accounting for Derivative Instruments and Hedging Activities," which establishes accounting and reporting standards for derivative instruments, including certain derivative instruments embedded in other contracts, and for hedging activities. The statement requires that Unified recognize all derivatives as either assets or liabilities in the balance sheet and measure those instruments at fair value. As amended by SFAS No. 137, this statement is effective for all fiscal quarters of fiscal years beginning after June 15, 2000.

Unified makes limited use of hedge agreements, primarily to manage the risk associated with interest rates of its debt agreements. Additionally, Unified has investments in convertible bonds that are held for sale. The convertible feature of the bonds constitutes an embedded derivative, as defined by SFAS No. 133. Unified classifies these investments as available for sale in its financial statements and reflects them at fair value. With respect to derivatives used as hedges, management has determined that the adoption of SFAS No. 133 will result in a cumulative after tax increase to other comprehensive earnings (loss) for the year ended September 29, 2001 of approximately $800,000 and will not have a significant impact on net earnings. The adoption of SFAS No. 133 relative to the embedded derivatives in the convertible bonds will not have a material effect on the financial statements.

In December 1999, the Securities and Exchange Commission issued Staff Accounting Bulletin No. 101 ("SAB No. 101") which summarizes certain of the staff's views in applying generally accepted accounting principles to revenue recognition in financial statements. The effective date of SAB No. 101 for the Company is the quarter ending September 29, 2001. The application of SAB No. 101 will not have a material impact on the Company's financial position or its results of operations.

FORWARD-LOOKING INFORMATION

This document and the documents of Unified incorporated by reference may contain "forward-looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995. These statements relate to expectations concerning matters that (a) are not historical facts, (b) predict or forecast future events or results, (c) embody assumptions which may prove to have been inaccurate, including Unified's assessment of the probability and materiality of losses associated with litigation and other contingent liabilities; and Unified's expectations regarding the adequacy of capital and liquidity. Also, when we use words such as "believes," "expects," "anticipates" or similar expressions, we are making forward-looking statements. Although Unified believes that the expectations reflected in such forward-looking statements are reasonable, we cannot give you any assurance that such expectations will prove correct. Important factors that could cause actual results to differ materially from such expectations include the adverse effects of the changing industry environment and increased competition; sales decline and loss of customers; exposure to the uncertainties of litigation and other contingent liabilities; the failure of Unified to integrate the operations and systems of Certified and United; and the increased credit risk to Unified caused by the ability of former United members to establish their required minimum deposits over time through use of patronage dividends to purchase Class B Shares if such members default on their obligations to Unified prior to their deposit requirements being met and the existing deposit proves inadequate to cover such members' obligation. All forward-looking statements attributable to Unified are expressly qualified in their entirety by the factors which may cause actual results to differ materially.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Unified has only limited involvement with derivative financial instruments and does not use them for trading purposes. They are used to manage well-defined interest rate risks. Unified entered into a five-year interest rate collar agreement during February 1999 in relation to certain borrowings on its variable rate revolving credit. The collar agreement was put in place without incurring a fee with respect to the collar transaction. The hedge agreement is structured such that Unified pays a variable rate of interest between 6% (cap rate) and 4.94% (floor rate) based on a notional amount of $50,000,000. The weighted average interest rate, prior to lender's margin, on borrowings on the revolving credit was 6.71% at September 30, 2000. The fair value of the collar agreement at September 30, 2000 was approximately $1,195,000.

ITEM 8. FINANCIAL STATEMENTS

INDEPENDENT AUDITORS' REPORT

The Board of Directors
Unified Western Grocers, Inc.

We have audited the accompanying consolidated balance sheets of Unified Western Grocers, Inc. and subsidiaries (the "Company") as of August 28, 1999, October 2, 1999, and September 30, 2000, and the related consolidated statements of earnings and comprehensive earnings, shareholders' equity, and cash flows for the years ended August 29, 1998 and August 28, 1999, the transition period ended October 2, 1999, and the year ended September 30, 2000. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of the Company as of August 28, 1999, October 2, 1999, and September 30, 2000, and the results of its operations and its cash flows for the years ended August 29, 1998 and August 28, 1999, the transition period ended October 2, 1999, and the year ended September 30, 2000 in conformity with accounting principles generally accepted in the United States of America.

DELOITTE & TOUCHE LLP

Los Angeles, California
December 5, 2000

--------------------------------------------------------------------------------

Unified Western Grocers, Inc. and Subsidiaries

CONSOLIDATED BALANCE SHEETS

(dollars in thousands)

--------------------------------------------------------------------------------

                                                 August  October 2, September 30,
                                               28, 1999        1999          2000
---------------------------------------------------------------------------------
ASSETS
Current Assets:
  Cash and cash equivalents                      $8,027    $17,057    $ 10,355
  Accounts and notes receivable, net            108,786    190,989     190,654
  Inventories                                   150,800    228,997     230,259
  Prepaid expenses                                5,544     11,352       6,493
  Deferred taxes                                  4,286      7,005      14,210
---------------------------------------------------------------------------------
   Total current assets                         277,443    455,400     451,971
Properties, net                                  79,231    119,574     123,374
Investments                                      35,017     40,479      43,585
Notes receivable                                 13,914     45,426      46,780
Goodwill, net                                    22,964     54,297      55,745
Other assets, net                                22,566     38,337      44,395
---------------------------------------------------------------------------------
      TOTAL ASSETS                             $451,135   $753,513    $765,850
---------------------------------------------------------------------------------
LIABILITIES AND SHAREHOLDERS' EQUITY
Current Liabilities:
  Accounts payable                             $102,172   $170,711    $214,607
  Accrued liabilities                            54,536     82,881      77,258
  Current portion of notes payable                6,623      7,605      10,760
  Patrons' excess deposits and declared pat-
   ronage dividends                              16,091     13,026      16,428
---------------------------------------------------------------------------------
   Total current liabilities                    179,422    274,223     319,053
Notes payable, due after one year               143,727    292,871     259,229
Long-term liabilities, other                     29,393     53,336      62,114
Commitments and contingencies
Patrons' deposits and certificates:
  Patrons' required deposits                     12,450     22,325      21,970
  Subordinated patronage dividend certifi-
   cates                                          5,986      5,986       5,926
Shareholders' equity:
  Class A Shares                                  5,669     10,398      10,899
  Class B Shares                                 57,833     70,591      74,870
  Additional paid-in capital                                18,095      18,095
  Retained earnings (deficit)                    17,160      6,247      (5,572)
  Accumulated other comprehensive (loss)           (505)      (559)       (734)
---------------------------------------------------------------------------------
   Total shareholders' equity                    80,157    104,772      97,558
---------------------------------------------------------------------------------
      TOTAL LIABILITIES AND SHAREHOLDERS' EQ-
       UITY                                    $451,135   $753,513    $765,850
---------------------------------------------------------------------------------

The accompanying notes are an integral part of these statements.

--------------------------------------------------------------------------------

Unified Western Grocers, Inc. and Subsidiaries

CONSOLIDATED STATEMENTS OF EARNINGS AND COMPREHENSIVE EARNINGS

(dollars in thousands)

--------------------------------------------------------------------------------

                                                     Transition
                           Year ended  Year ended  Period ended     Year ended
                           August 29,  August 28,    October 2,  September 30,
                                 1998        1999          1999           2000
-------------------------------------------------------------------------------
Net sales                  $1,831,686  $1,893,523      $211,633     $3,067,395
Costs and expenses:
Cost of sales               1,668,202   1,717,779       192,323      2,735,011
Distribution, selling and
 administrative               137,232     141,155        20,459        304,479
-------------------------------------------------------------------------------
Operating income (loss)        26,252      34,589        (1,149)        27,905
Interest expense              (12,320)    (11,911)       (1,495)       (28,880)
Other income (expense),
 net                            3,200      (5,780)       (7,218)            --
-------------------------------------------------------------------------------
Earnings (loss) before
 patronage dividends,
 provision for income
 taxes and extraordinary
 item                          17,132      16,898        (9,862)          (975)
Patronage dividends           (10,149)    (14,195)           --        (15,426)
-------------------------------------------------------------------------------
Earnings (loss) before
 provision for income
 taxes and extraordinary
 item                           6,983       2,703        (9,862)       (16,401)
Provision (benefit) for
 income taxes                   2,515          64        (2,593)        (5,035)
-------------------------------------------------------------------------------
Earnings (loss) before
 extraordinary item             4,468       2,639        (7,269)       (11,366)
-------------------------------------------------------------------------------
Extraordinary item (net
 of income taxes of $714)       1,079          --            --             --
-------------------------------------------------------------------------------
  NET EARNINGS (LOSS)           3,389       2,639        (7,269)       (11,366)
-------------------------------------------------------------------------------
Other comprehensive
 earnings (loss), net of
 income taxes:
Unrealized holding (loss)
 gain                              (5)       (738)          (54)           189
Minimum pension liability
 adjustment                        27          56            --           (364)
-------------------------------------------------------------------------------
  COMPREHENSIVE EARNINGS
   (LOSS)                      $3,411      $1,957       $(7,323)      $(11,541)
-------------------------------------------------------------------------------

The accompanying notes are an integral part of these statements.

--------------------------------------------------------------------------------
Unified Western Grocers, Inc. and Subsidiaries

CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY

(dollars in thousands)

----------------------------------------------------------------------------------------------
                             Class A           Class B
                          ---------------  ----------------
for fiscal years ended
August 29, 1998,
August 28, 1999, the                                                              Accumulated
transition period ended                                                                 Other
October 2, 1999, and                                                 Retained   Comprehensive
fiscal year ended                                            Paid-in Earnings        Earnings
September 30, 2000        Shares   Amount   Shares   Amount  Capital (Deficit)         (Loss)
----------------------------------------------------------------------------------------------
Balance, August 30, 1997  47,900  $ 5,361  385,990  $57,349           $ 13,162          $ 155
 Class A Shares issued     4,800      841
 Class A Shares redeemed  (5,900)    (723)                                (311)
 Class B Shares issued                      13,456    2,470
 Class B Shares redeemed                   (19,300)  (2,827)              (555)
 Net earnings                                                            3,389
 Net unrealized loss on
  depreciation of
  investments (net of
  deferred tax benefit
  of $5)                                                                                   (5)
 Minimum pension
  liability adjustment
  (net of deferred tax
  liability of $17)                                                                        27
----------------------------------------------------------------------------------------------
Balance, August 29, 1998  46,800    5,479  380,146   56,992             15,685            177
 Class A Shares issued     4,800      879
 Class A Shares redeemed  (5,200)    (689)                                (264)
 Class B Shares issued                      18,210    3,429
 Class B Shares redeemed                   (19,007)  (2,588)              (900)
 Net earnings                                                            2,639
 Net unrealized loss on
  depreciation of
  investments (net of
  deferred tax benefit
  of $375)                                                                               (738)
 Minimum pension
  liability adjustment
  (net of deferred tax
  liability of $41)                                                                        56
----------------------------------------------------------------------------------------------
Balance, August 28, 1999  46,400    5,669  379,349   57,833             17,160           (505)
 Class A Shares issued    18,952    4,793                    $ 3,176
 Class A Shares redeemed    (500)     (64)                                 (30)
 Class B Shares issued                      87,526   22,227   14,919
 Class B Shares redeemed                   (71,310)  (9,469)            (3,614)
 Net loss                                                               (7,269)
 Net unrealized loss on
  depreciation of
  investments (net of
  deferred tax benefit
  of $27)                                                                                 (54)
 Minimum pension
  liability adjustment
  (net of deferred tax
  liability of $0)                                                                         --
----------------------------------------------------------------------------------------------
Balance, October 2, 1999  64,852   10,398  395,565   70,591   18,095     6,247           (559)
 Class A Shares issued     4,280    1,024
 Class A Shares redeemed  (3,294)    (523)                                (110)
 Class B Shares issued                      37,131    7,490
 Class B Shares redeemed                   (12,645)  (3,211)              (343)
 Net loss                                                              (11,366)
 Net unrealized gain on
  appreciation of
  investments (net of
  deferred tax liability
  of $91)                                                                                 189
 Minimum pension
  liability adjustment
  (net of deferred tax
  benefit of $241)                                                                       (364)
----------------------------------------------------------------------------------------------
BALANCE, SEPTEMBER 30,
 2000                     65,838  $10,899  420,051  $74,870  $18,095  $ (5,572)         $(734)
----------------------------------------------------------------------------------------------

The accompanying notes are an integral part of these statements.

--------------------------------------------------------------------------------
Unified Western Grocers, Inc. and Subsidiaries

CONSOLIDATED STATEMENTS OF CASH FLOWS

(dollars in thousands)

-------------------------------------------------------------------------------
                                                       Transition          Year
                               Year ended Year ended Period ended         ended
                               August 29, August 28,   October 2, September 30,
                                     1998       1999         1999          2000
-------------------------------------------------------------------------------
Cash flows from operating ac-
 tivities:
Net earnings (loss)              $3,389     $2,639     $(7,269)     $(11,366)
 Adjustments to reconcile net
  earnings (loss) to net cash
  (utilized) provided by oper-
  ating activities:
 Depreciation and amortization   14,792     16,906       2,478        26,514
 Deferred taxes                  (1,219)    (1,535)                   (5,035)
 Gain on sale of investments
  in affiliates, member loan
  receivables,
  and properties, net            (2,460)    (1,360)        (32)          (50)
 Reduction in fair value of
  investment                                 7,280
 (Increase) decrease in as-
  sets:
  Accounts and notes receiv-
   able, net                     (1,297)   (11,971)    (17,173)       (2,258)
  Inventories                    10,853    (15,166)     (5,804)       (1,262)
  Prepaid expenses                  163       (275)      1,554         4,859
  Notes receivable               (5,057)    (2,753)       (700)       (3,865)
 Increase (decrease) in lia-
  bilities:
  Accounts payable              (23,628)     7,713       8,517        43,896
  Accrued liabilities            (7,293)    (1,438)      9,155        (6,798)
  Patrons' excess deposits and
   declared patronage divi-
   dends                         (3,196)     2,461      (3,065)        3,402
  Long-term liabilities, other    2,329      6,978       6,458         3,269
-------------------------------------------------------------------------------
Net cash (utilized) provided
 by operating activities        (12,624)     9,479      (5,881)       51,306
-------------------------------------------------------------------------------
Cash flows from investing ac-
 tivities:
 Purchase of properties         (18,414)   (11,372)     (1,141)      (23,363)
 Investment in securities, net   (4,632)    (7,720)        200        (2,917)
 Proceeds from sales of notes
  receivable                      2,780      6,590                     2,511
 Proceeds from sales of prop-
  erties                         12,320         82          81           674
 Increase in other assets        (2,236)    (3,024)     (4,473)       (7,970)
 Acquisition of net assets
  from wholesale distribution
  companies*                                (8,954)      7,134          (428)
 Acquisition of net assets in
  retail store operations**                     75
-------------------------------------------------------------------------------
Net cash (utilized) provided
 by investing activities        (10,182)   (24,323)      1,801       (31,493)
-------------------------------------------------------------------------------
Cash flows from financing ac-
 tivities:
 Additions to long-term notes
  payable                       124,000     20,500     114,000
 Reduction of long-term notes
  payable                       (90,344)      (139)    (86,098)      (26,248)
 Additions to short-term notes
  payable                                                  109            81
 Reduction of short-term notes
  payable                       (11,329)    (1,593)     (3,010)       (7,531)
 Redemption of patronage divi-
  dend certificates                           (172)
 Repurchase of shares from
  members                        (4,416)    (4,441)    (13,177)         (976)
 (Decrease) increase in mem-
  bers' required deposits        (2,211)       303       1,230          (713)
 Issuance of shares to members    3,311      4,308          56         8,872
-------------------------------------------------------------------------------
Net cash provided (utilized)
 by financing activities         19,011     18,766      13,110       (26,515)
-------------------------------------------------------------------------------
Net (decrease) increase in
 cash and cash equivalents       (3,795)     3,922       9,030        (6,702)
Cash and cash equivalents at
 beginning of year                7,900      4,105       8,027        17,057
-------------------------------------------------------------------------------
CASH AND CASH EQUIVALENTS AT
 END OF YEAR                     $4,105     $8,027     $17,057       $10,355
-------------------------------------------------------------------------------

The accompanying notes are an integral part of these statements.

-------------------------------------------------------------------------------
Unified Western Grocers, Inc. and Subsidiaries

CONSOLIDATED STATEMENTS OF CASH FLOWS--(CONTINUED)

(dollars in thousands)

--------------------------------------------------------------------------------
                                                     Transition
                          Year ended Year ended    Period ended      Year ended
                          August 29, August 28,      October 2,   September 30,
                                1998       1999            1999            2000
--------------------------------------------------------------------------------
SUPPLEMENTAL DISCLOSURE
 OF CASH FLOW INFORMA-
 TION:
Cash paid during the
 year for:
 Interest                  $12,790    $11,962          $2,426        $26,262
 Income taxes               $3,179     $1,673
--------------------------------------------------------------------------------
*ACQUISITION OF NET AS-
 SETS FROM WHOLESALE
 DISTRIBUTION COMPANIES:
 Working capital, other
  than cash                           $(6,292)       $(62,814)         $(431)
 Properties                            (1,442)        (40,709)           850
 Notes receivable and
  other assets                         (1,220)        (45,457)        (2,217)
 Goodwill - United Gro-
  cers, Inc.                                          (29,233)        (2,452)
 Goodwill - Central Food
  Sales                                                                 (428)
 Long-term notes payable                              119,429
 Long-term liabilities,
  other                                                17,485          4,250
                                                     --------
                                                      (41,299)
 Total equity investment
  in United Grocers,
  Inc.                                                 48,433
--------------------------------------------------------------------------------
 Net cash effect due to
  acquisition of net as-
  sets from wholesale
  distribution companies              $(8,954)(A)      $7,134 (B)      $(428)(C)
--------------------------------------------------------------------------------
**ACQUISITION OF NET AS-
 SETS IN RETAIL STORE
 OPERATIONS:
 Working capital, other
  than cash                           $11,327
 Properties                            (4,467)
 Notes receivable and
  other long-term assets               (2,681)
 Goodwill                             (23,354)
 Long-term liabilities,
  other                                 1,883
 Long-term notes payable                5,479
--------------------------------------------------------------------------------
                                      (11,813)
  Previous investment in
   retail store opera-
   tions                               11,888
--------------------------------------------------------------------------------
  Net cash effect due to
   acquisition of net
   assets in retail
   store operations                       $75
--------------------------------------------------------------------------------

(A) Acquisition of Gourmet Specialties in fiscal 1999.

(B) Acquisition of United Grocers, Inc. on September 29, 1999.

(C) Acquisition of Central Food Sales in fiscal 2000 and adjustments to acquisition of net assets from United Grocers, Inc. at September 29, 1999.

NONCASH TRANSACTION:
 During the year ended September 30, 2000, the Company issued $3,211 of subordinated redemption notes to repurchase Class B Shares from members.

The accompanying notes are an integral part of these statements.

Unified Western Grocers, Inc. and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (DOLLARS IN THOUSANDS)

Fiscal years ended August 29, 1998 and August 28, 1999, the transition period ended October 2, 1999 and fiscal year ended September 30, 2000

1. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES:

Basis of Presentation:

On September 27, 1999, the shareholders of Certified Grocers of California, Ltd. ("Certified") and United Grocers, Inc. ("United") (a grocery cooperative headquartered in Milwaukie, Oregon) approved a merger agreement (the "Merger") in which United merged with a wholly owned subsidiary of Certified (see Note
4). The Merger became effective on September 29, 1999. In connection with the Merger, Certified changed its name to Unified Western Grocers, Inc. (the "Company" or "Unified"). The acquisition was accounted for as a purchase as of September 29, 1999.

Effective September 27, 1999, the Company changed its fiscal year end from the Saturday nearest August 31 to the Saturday nearest September 30. The transition period covers the period from August 29, 1999 through October 2, 1999.

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

Depreciation:

Depreciation is computed using the straight-line method over the estimated useful lives of the assets which range from 3 to 40 years. Leasehold improvements are amortized based on the estimated life of the asset or the life of the lease, whichever is shorter. Expenditures for replacements or major improvements are

Unified Western Grocers, Inc. and Subsidiaries capitalized; expenditures for normal maintenance and repairs are charged to operations as incurred. Upon sale or retirement of properties, the cost and accumulated depreciation are removed from the accounts, and any gain or loss is included in operations.

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

Goodwill:

Goodwill, representing the excess of the purchase price over the estimated fair value of net assets acquired (see Note 4), is amortized over the period of expected benefit. Management reviews goodwill for impairment whenever events or changes in circumstances indicate that the carrying amount may not be recoverable. Management deems goodwill to be impaired if the estimated expected undiscounted future cash flows are less than the carrying amount. Estimates of expected future cash flows are based on management's best estimates of anticipated operating results over the remaining useful life of the assets. Included in the consolidated balance sheet at August 28, 1999, October 2, 1999, and September 30, 2000 is goodwill totaling $23.4 million, $54.8 million, and $57.6 million, net of accumulated amortization of $0.4 million, $0.5 million, and $1.9 million, respectively.

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

Unified Western Grocers, Inc. and Subsidiaries

Comprehensive Earnings (Loss):

During fiscal 1999, the Company adopted Statement of Financial Accounting Standard ("SFAS") No. 130, "Reporting Comprehensive Income." This statement establishes standards for the reporting and displaying of comprehensive income and its components. Comprehensive income is net earnings, plus certain other items that are recorded by the Company directly to shareholders' equity, bypassing net earnings. The only items currently applicable to the Company are the unrealized gain or loss on appreciation or depreciation of investments and the minimum pension liability adjustment. The balance and current period change for each component of comprehensive earnings (loss) are summarized as follows:

-------------------------------------------------------------------------------
                                  Net Unrealized Gain
                                (Loss) On Appreciation       Minimum Pension
                             (Depreciation) of Investments Liability Adjustment
-------------------------------------------------------------------------------
Balance, August 30, 1997                 $ 238                    $ (83)
  Current-period change                     (5)                      27
-------------------------------------------------------------------------------
Balance, August 29, 1998                   233                      (56)
  Current-period change                   (738)                      56
-------------------------------------------------------------------------------
Balance, August 28, 1999                  (505)                       0
  Current-period change                    (54)                       0
-------------------------------------------------------------------------------
Balance, October 2, 1999                  (559)                       0
  Current-period change                    189                     (364)
-------------------------------------------------------------------------------
BALANCE, SEPTEMBER 30, 2000              $(370)                   $(364)
-------------------------------------------------------------------------------

The components of the net change in unrealized holding gains (losses) are as follows:

------------------------------------------------------------------------------
                                                      Transition
                                                          Period
                              Year ended  Year ended       ended    Year ended
                              August 29,  August 28,  October 2, September 30,
                                    1998        1999        1999          2000
------------------------------------------------------------------------------
Unrealized holding gains
 (losses) arising during the
 period                             $205       $(641)    $(49)       $253
Less reclassification
 adjustment for gains
 included in net earnings            210          97        5          64
------------------------------------------------------------------------------
NET UNREALIZED HOLDING GAINS
 (LOSSES)                           $ (5)      $(738)    $(54)       $189
------------------------------------------------------------------------------

Recently Issued Accounting Pronouncements:

The Financial Accounting Standards Board issued SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities," which establishes accounting and reporting standards for derivative instruments, including certain derivative instruments embedded in other contracts, and for hedging activities. The statement requires that the Company recognize all derivatives as either assets or liabilities in the balance sheet and measure those instruments at fair value. As amended, this statement is effective for all fiscal quarters of fiscal years beginning after June 15, 2000.

Unified makes limited use of hedge agreements, primarily to manage the risk associated with interest rates of its debt agreements. Additionally, Unified has investments in convertible bonds that are held for sale. The convertible feature of the bonds constitutes an embedded derivative, as defined by SFAS No. 133. Unified classifies these investments as available for sale in its financial statements and reflects them at fair value. With respect to derivatives used as hedges, management has determined that the adoption of SFAS No. 133 will result in a cumulative after tax increase to other comprehensive earnings (loss) for the year ended September 29, 2001 of approximately $800 thousand and will not have a significant impact on net earnings. The adoption of SFAS No. 133 relative to the embedded derivatives in the convertible bonds will not have a material effect on the financial statements.

Unified Western Grocers, Inc. and Subsidiaries

In December 1999, the Securities and Exchange Commission issued Staff Accounting Bulletin No. 101 ("SAB No. 101") which summarizes certain of the staff's views in applying generally accepted accounting principles to revenue recognition in financial statements. The effective date of SAB No. 101 for the Company is the quarter ending September 29, 2001. The application of SAB
No. 101 will not have a material impact on the Company's financial position or its results of operations.

2. PROPERTIES:

Properties stated at cost, are comprised of:

------------------------------------------------------------------------------
                                                         October
                                             August 28,       2, September 30,
                                                   1999     1999          2000
------------------------------------------------------------------------------
Land                                           $  8,338 $ 15,904      $ 16,250
Buildings and leasehold improvements             61,910  120,477       114,410
Equipment                                       104,932  118,877       131,518
Equipment under capital leases                    6,364    6,364         6,364
------------------------------------------------------------------------------
                                                181,544  261,622       268,542
Less accumulated depreciation and amortiza-
 tion                                           102,313  142,048       145,168
------------------------------------------------------------------------------
                                               $ 79,231 $119,574      $123,374
------------------------------------------------------------------------------

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

Unified Western Grocers, Inc. and Subsidiaries

3. INVESTMENTS:

The amortized cost and fair value of available-for-sale investments, including equity securities, were as follows:

-------------------------------------------------------------------------
                                              Gross      Gross
                                  Amortized Unrealized Unrealized  Fair
August 28, 1999                     Cost      Gains      Losses    Value
-------------------------------------------------------------------------
Fixed Maturities:
  U.S. Treasury securities and
   obligations of U.S. Government
   corporations and agencies       $17,083      $26        $660   $16,449
  Corporate securities               6,055      375         209     6,221
  Mortgage backed securities         8,192       11         286     7,917
-------------------------------------------------------------------------
   Sub-total                        31,330      412       1,155    30,587
Redeemable preferred stock           1,324       99         103     1,320
Equity securities                    3,114       12          16     3,110
-------------------------------------------------------------------------
                                   $35,768     $523      $1,274   $35,017
-------------------------------------------------------------------------
-------------------------------------------------------------------------
                                              Gross      Gross
                                  Amortized Unrealized Unrealized  Fair
October 2, 1999                     Cost      Gains      Losses    Value
-------------------------------------------------------------------------
Fixed Maturities:
  U.S. Treasury securities and
   obligations of U.S. government
   corporations and agencies       $17,095      $11        $661   $16,445
  Corporate securities               6,007      422         268     6,161
  Mortgage backed securities         8,148       11         250     7,909
-------------------------------------------------------------------------
   Sub-total                        31,250      444       1,179    30,515
Redeemable preferred stock           1,484       91         189     1,386
Equity securities                    8,578                          8,578
-------------------------------------------------------------------------
                                   $41,312     $535      $1,368   $40,479
-------------------------------------------------------------------------
-------------------------------------------------------------------------
                                              Gross      Gross
                                  Amortized Unrealized Unrealized  Fair
September 30, 2000                  Cost      Gains      Losses    Value
-------------------------------------------------------------------------
Fixed Maturities:
  U.S. Treasury securities and
   obligations of U.S. government
   corporations and agencies       $18,645      $59        $469   $18,235
  Corporate securities               5,544      380         229     5,695
  Mortgage backed securities         8,655       33         173     8,515
-------------------------------------------------------------------------
   Sub-total                        32,844      472         871    32,445
Redeemable preferred stock           1,611      113         158     1,566
Equity securities                    9,572        7           5     9,574
-------------------------------------------------------------------------
                                   $44,027     $592      $1,034   $43,585
-------------------------------------------------------------------------

Unified Western Grocers, Inc. and Subsidiaries

Fixed maturity investments are due as follows:

----------------------------------------------------------
                                         Amortized  Fair
August 28, 1999                            Cost     Value
----------------------------------------------------------
Fixed Maturities Available for Sale:
  Due after one year through five years    $8,723   $8,722
  Due after five years through ten years    9,060    8,914
  Due after ten years                      13,547   12,951
----------------------------------------------------------
                                          $31,330  $30,587
----------------------------------------------------------
----------------------------------------------------------
                                         Amortized  Fair
October 2, 1999                            Cost     Value
----------------------------------------------------------
Fixed Maturities Available for Sale:
  Due after one year through five years    $8,854   $8,924
  Due after five years through ten years    8,908    8,668
  Due after ten years                      13,488   12,923
----------------------------------------------------------
                                          $31,250  $30,515
----------------------------------------------------------
----------------------------------------------------------
                                         Amortized  Fair
September 30, 2000                         Cost     Value
----------------------------------------------------------
Fixed Maturities Available for Sale:
  Due after one year through five years   $12,076  $11,994
  Due after five years through ten years    6,399    6,372
  Due after ten years                      14,369   14,079
----------------------------------------------------------
                                          $32,844  $32,445
----------------------------------------------------------

Expected maturities will differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties. Mortgage-backed securities are shown as being due at their average expected maturity dates.

Investment income is summarized as follows:

------------------------------------------------------------------------
                           August 29, August 28, October 2, September 3,
Fiscal years ended            1998       1999       1999        2000
------------------------------------------------------------------------
Fixed maturities             $2,526     $2,280      $129       $2,292
Preferred stock                 444        115       (21)         305
Equity securities                82        (18)       --          125
Cash and cash equivalents       364        131        17          294
------------------------------------------------------------------------
                              3,416      2,508       125        3,016
Less investment expenses         22        232        20          218
------------------------------------------------------------------------
  NET INVESTMENT INCOME      $3,394     $2,276      $105       $2,798
------------------------------------------------------------------------

Investments carried at fair values of $19,688, $19,681 and $23,590 at August 28, 1999, October 2, 1999 and September 30, 2000, respectively, are on deposit with regulatory authorities in compliance with insurance company regulations. Equity securities which do not have readily determinable fair values are accounted for using the cost method.

The Company held investments in Western Family Holding Company common stock of $5,541 and $5,553 at October 2, 1999 and September 30, 2000, respectively. The investment represents approximately 22% ownership. The investment is accounted for under the equity method of accounting.

At August 28, 1999, the Company held investments in preferred stock ($1,000), a note receivable ($5,300), and was owed trade receivables ($980) from Hawaiian Grocery Stores, Inc. ("HGS"), a customer. The entire amount was either reserved or written-off in fiscal 1999 based on developments pertaining to HGS. Subsequent to the fiscal 1999 year end, HGS defaulted on the principal and interest payments required by the note receivable. The trade receivables also became delinquent during the Company's fiscal 1999 fourth quarter.

Unified Western Grocers, Inc. and Subsidiaries

4. ACQUISITIONS:

On September 27, 1999, the shareholders of Unified and United each approved the Merger pursuant to which shareholders of United exchanged their shares for Unified's Class A Shares and Class B Shares based on an exchange ratio of
0.228 shares of the Company's stock for each share of United Common Stock outstanding. The Merger became effective on September 29, 1999 and was accounted for as a purchase pursuant to Accounting Principles Board Opinion No. 16, "Business Combinations." Accordingly, the consideration was allocated to the assets acquired and liabilities assumed based on their relative estimated fair values. The excess of the purchase price over the fair value of the net assets acquired was $31.7 million and was recorded as goodwill. Goodwill is being amortized over forty years. In the Merger, United shareholders received 18,652 Class A Shares and 87,526 Class B Shares. The following summarizes the fair value of assets acquired and liabilities assumed of United as of September 29, 1999.

--------------------------------------------------
Current assets                            $148,520
Properties                                  39,859
Other                                       47,674
--------------------------------------------------
  Total assets                             236,053
--------------------------------------------------
Accounts payable                            58,546
Other liabilities                           37,709
Notes payable                              123,050
--------------------------------------------------
  Total liabilities                        219,305
--------------------------------------------------
Net                                         16,748
Total investment in United Grocers, Inc.    48,433
--------------------------------------------------
Goodwill                                  $ 31,685
--------------------------------------------------

As a result of the Merger, the Company established reserves for the closure of various facilities. In addition, reserves for involuntary employee termination and lease termination costs were recorded at the time of the Merger. The type and amount of such reserves, charges against the reserves, and fair value adjustments to the liabilities representing changes in the cost of the acquired company are presented in the table below.

------------------------------------------------------------------
                        October   Charges to Fair Value  September
Description             2, 1999    reserve   Adjustments 30, 2000
------------------------------------------------------------------
Facility closure costs  $ (7,741)   $2,977     $  230     $(4,534)
Severance costs           (1,250)      235      1,015          --
Lease buyout reserve      (2,100)       --      2,100          --
------------------------------------------------------------------
TOTAL                   $(11,091)   $3,212     $3,345     $(4,534)
------------------------------------------------------------------

The transition period reflects the operating activities of United for the three day period between September 29, 1999 and October 2, 1999. Transition activities included an early retirement plan for employees of Unified totaling $6.3 million which was included in other expense, the write-off of United's deferred financing costs of $0.7 million, and integration consulting costs of $0.3 million.

Unified Western Grocers, Inc. and Subsidiaries

The accompanying consolidated statements of earnings do not include any revenues or expenses related to United prior to the September 29, 1999 acquisition date. The following unaudited consolidated pro forma information utilizes the audited information for the Company for fiscal 1998 and 1999 and unaudited information for United for those periods. The unaudited consolidated pro forma information presents the results of operations of the Company as if the acquisition of United had taken place on August 31, 1997.

----------------------------------------------------------------------------
                                                       August 29, August 28,
Fiscal year ended                                            1998       1999
----------------------------------------------------------------------------
Sales                                                  $3,006,965 $2,932,521
Earnings (loss) before patronage dividends, provision
 for income
 taxes and extraordinary items                         $   36,514 $  (6,902)
Patronage dividends                                    $    8,449 $   10,501
Earnings (loss) before extraordinary item              $   17,363 $ (15,292)

These unaudited consolidated pro forma results have been prepared for comparative purposes only and do not purport to be indicative of the results of operations which would have actually resulted had the acquisition been in effect on August 31, 1997, or of future results of operations.

At August 29, 1998, the Company owned an equity interest in SavMax Foods, Inc. ("SavMax"), a member-patron. SavMax operated seven retail grocery stores with retail sales of approximately $75 million for the period December 31, 1998 through August 28, 1999. Sales on an annual basis were approximately
$115 million. The investment consisted of (a) 10% of the outstanding Series A common stock with an original cost of $2.5 million and (b) $6.3 million of 8.5% Series B cumulative redeemable preferred stock.

The Company purchased the remaining common and preferred shares of SavMax as of December 31, 1998, for an aggregate purchase price of approximately $4.5 million. The transaction also included an ongoing covenant not to compete from a selling shareholder, termination of the sellers' existing employment and consulting agreements, and the entry into a consulting arrangement with a selling shareholder. The acquisition has been accounted for as a purchase pursuant to Accounting Principles Board Opinion No. 16, "Business Combinations." Accordingly, the consideration was allocated to the assets acquired and liabilities assumed based on the relative fair values. The excess of the purchase price over the fair value of the net assets acquired was $23.4 million and was recorded as goodwill. Goodwill is being amortized over forty years. The results of the acquired business have been included in the consolidated financial statements from December 31, 1998. The following summarizes the fair value of assets acquired and the liabilities assumed of SavMax as of January 2, 1999.

--------------------------------------------------
Current assets                             $8,530
Equipment and leasehold improvements        4,467
Other assets                                2,681
--------------------------------------------------
  Total assets                             15,678
--------------------------------------------------
Accounts payable                           12,724
Accrued liabilities and deferred credits    5,747
Notes payable                               8,673
--------------------------------------------------
  Total liabilities                        27,144
--------------------------------------------------
Net                                       (11,466)
Total investment in SavMax Foods, Inc.     11,888
--------------------------------------------------
Goodwill                                  $23,354
--------------------------------------------------

The accompanying consolidated statements of earnings do not include any revenues or expenses related to SavMax prior to the December 31, 1998 acquisition date.

Unified Western Grocers, Inc. and Subsidiaries

5. ACCRUED LIABILITIES:

Accrued liabilities are summarized as follows:

                                          August 28, October 2, September 30,
                                                1999       1999          2000
-----------------------------------------------------------------------------
Insurance loss reserves and other insur-
 ance liabilities                          $24,933    $28,333      $35,008
Accrued wages and related taxes             13,401     21,404       18,506
Accrued income and other taxes payable       5,292      6,213        5,996
Accrued promotional liabilities                277      1,022        2,174
Other accrued liabilities                   10,633     25,909       15,574
-----------------------------------------------------------------------------
                                           $54,536    $82,881      $77,258
-----------------------------------------------------------------------------

6. NOTES PAYABLE:

Notes payable are summarized as follows:

                                                  August  October September 30,
                                                28, 1999  2, 1999          2000
-------------------------------------------------------------------------------
Senior secured notes payable expiring April 1,
 2008, current interest rate at 7.72% payable
 monthly (interest rate at 7.22% prior to Sep-
 tember 29, 1999), interest only through April
 1, 2000 and $854 principal and interest
 thereafter through April 1, 2008, remaining
 $36.0 million due April 1, 2008.                $80,000  $80,000   $ 78,283
Senior secured notes payable expiring October
 1, 2009, interest rate at 8.71% payable
 monthly, interest only.                                   40,000     40,000
Notes payable to banks under a $200 million
 secured revolving credit agreement expiring
 October 1, 2004, interest rate at the agent's
 base rate (8.25% at August 28, 1999) or ad-
 justed LIBOR (5.36% plus 0.9% at August 28,
 1999, 5.4% plus 2.0% at October 2, 1999, and
 6.71% plus 1.75% at September 30, 2000)          64,500  138,500    116,000
Capital stock subordinated residual notes,
 payable in twenty quarterly installments plus
 interest at a variable interest rate based on
 the current capital investment note rate                   5,227      3,626
Redemption subordinated notes, payable in
 twenty quarterly installments plus interest
 at 6.0%.                                                              2,922
Capital investment notes (subordinated), in-
 terest at 7.0%, maturity dates through 2005               33,758     28,640
Other debt related to SavMax                       4,599    1,652         81
Obligations under capital leases                   1,251    1,189        287
Other notes payable                                           150        150
-------------------------------------------------------------------------------
Total notes payable                              150,350  300,476    269,989
Less portion due within one year                   6,623    7,605     10,760
-------------------------------------------------------------------------------
                                                $143,727 $292,871   $259,229
-------------------------------------------------------------------------------

Maturities of notes payable as of September 30, 2000 are:

Fiscal
year
----------------------------------------------------------------------------
2001                                                                $ 10,760
2002                                                                   9,508
2003                                                                   9,692
2004                                                                 125,510
2005                                                                   9,129
Thereafter                                                           105,390
----------------------------------------------------------------------------
                                                                    $269,989
----------------------------------------------------------------------------

At September 30, 2000, Unified had outstanding $78.3 million and $40 million in senior notes to certain insurance companies and pension funds. The $78.3 million senior notes are secured, due in April 2008 and

Unified Western Grocers, Inc. and Subsidiaries bear interest at 7.72% per annum. The $40 million senior notes are secured, due in October 2009 and bear interest at 8.71% per annum.

Unified also has a $200 million secured revolving credit facility with a group of banks. The revolving credit agreement is secured, expiring on October 1, 2004 and bears interest at the bank's base rate or at an adjusted LIBOR rate plus a margin ranging from 1.25% to 2% depending on Unified's leverage ratio. The revolving credit facility permits advances of up to 85% of eligible accounts receivable and 65% of eligible inventories. Both the senior notes and the revolving credit facility limit the incurrence of additional funded debt, restrict the issuance of secured indebtedness and prohibit the payment of dividends (other than patronage dividends) and distributions to shareholders in certain circumstances. These credit agreements contain various financial covenants, including fixed charge coverage ratios, maximum capital expenditures, and tangible net worth. Obligations under the credit agreements are senior to the rights of member-patrons with respect to deposits, redemption notes, and patronage dividend certificates.

In the event Unified achieves designated investment grade ratings for a period of not less than one year, the interest rate on the $78.3 million senior notes would be reduced by 0.50% and the securitization of the senior notes and the revolving credit facility would be eliminated.

Unified entered into a five-year interest rate collar agreement during February 1999 in relation to certain borrowings on its variable rate revolving credit. The collar agreement was put in place without incurring a fee. The collar agreement is structured such that Unified pays a variable rate of interest between 6% (cap rate) and 4.94% (floor rate) based on a notional amount of $50 million. The weighted average interest rate, prior to lender's margin, on borrowings on the revolving credit was 6.71% at September 30, 2000.

The extraordinary loss of $1.08 million, net of income taxes, in fiscal 1998 is related to the early extinguishment of debt in connection with the Company's refinancing transaction. This charge covers prepayment premiums paid and the write-off of financing costs relating to debt refinanced in the transaction.

Unified's Capital Investment Notes are serialized, bear interest at 7%, and mature ten years from the date of issuance. The notes are subordinated and have maturity dates through 2005. As of October 2, 1999 and September 30, 2000, the total balance of the notes outstanding was $33.8 million and $28.6 million, respectively. The notes originated with the former United and were assumed as part of the Merger.

A $10 million credit agreement is collateralized by Grocers Capital Company's ("GCC") member loan receivables. GCC is a wholly owned subsidiary of Unified. The primary function of GCC is to provide loan financing to Unified's member-patrons. Member loans are made at a market rate of interest starting at prime plus 0.5%. The funding for loans made by GCC is provided by GCC's cash reserves as well as the $10 million credit agreement. The maturity date of the credit agreement is September 20, 2001, but is subject to an annual extension of one year by the mutual consent of GCC and the bank. Amounts advanced under the credit agreement bear interest at prime (9.5% at September 30, 2000) or Eurodollar (6.77% at September 30, 2000) plus 0.9%. No amounts were outstanding under this credit line at August 28, 1999, October 2, 1999 or September 30, 2000. The unused portion of this credit line is subject to commitment fees of 0.125% plus $25 annually.

Member loan receivables are periodically sold by GCC to a bank through a loan purchase agreement. The maturity date of the loan purchase agreement is August 29, 2001, but is subject to extension by mutual agreement of GCC and the bank for an additional one year on each anniversary date of the initial purchase date. Total loan purchases under the agreement are limited to a total aggregate principal outstanding of $50 million. GCC entered into an additional loan purchase agreement with a different bank in January 1999. This additional loan purchase agreement can be terminated upon ninety days prior written notice. There is no maximum limitation on the additional loan purchase agreement. At August 28, 1999, October 2, 1999 and September 30, 2000, the aggregate principal outstanding balance of loans purchased by the banks was approximately $27 million, $25 million and $17 million, respectively. The loan sales are subject to limited recourse provisions.

United Resources, a subsidiary of the Company, has an agreement whereby it sold certain of its notes receivable from members subject to limited recourse provisions. At October 2, 1999 and September 30,

Unified Western Grocers, Inc. and Subsidiaries

2000, the balance of transferred notes that were outstanding and subject to recourse provisions was approximately $18 million and $11 million, respectively.

The Company has also guaranteed loans made directly to members by third-party lenders. At August 28, 1999, October 2, 1999 and September 30, 2000 the maximum principal amount of these guarantees was $1.1 million. Member loans, provided by the Company and third parties, are generally secured with collateral which usually consists of personal and real property owned by member-patrons and personal guarantees of member-patrons.

As a result of maturing long-term debt (a noncash financing activity), the Company reclassified from long to short-term debt $0.7 million, $2.3 million and $10.0 million in 1998, 1999 and 2000, respectively.

7. LEASES:

The Company has entered into operating and capital leases for certain warehouse, transportation and data processing equipment. The Company has also entered into operating leases for approximately 83 retail supermarkets. The majority of these locations are subleased to various member-patrons of the Company. The operating leases and subleases are noncancelable, renewable, include purchase options in certain instances, and require payment of real estate taxes, insurance and maintenance.

In addition, on September 30, 2000, the Company was contingently liable with respect to 14 lease guarantees for certain member-patrons. The total current annual rent on locations underlying such lease guarantees on that date was approximately $3.9 million. The commitments have expiration dates through 2017. The Company believes the locations underlying these leases are marketable and, accordingly, would be able to recover a substantial portion of the guaranteed amounts in the event the Company is required to satisfy its obligations under the guarantees.

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

Rent expense was $16.2 million, $18.4 million, $2.3 million and $49.4 million in fiscal years ended August 29, 1998, August 28, 1999, the transition period ended October 2, 1999, and the fiscal year ended September 30, 2000, respectively. Sublease rental income was $6.2 million, $4.5 million, $0.4 million and $13.2 million in fiscal years ended August 29, 1998, August 28, 1999, the transition period ended October 2, 1999 and the fiscal year ended September 30, 2000, respectively.

Minimum rentals on properties leased by the Company, including properties subleased to third parties, as of September 30, 2000 are summarized as follows:

                                             Capital Operating
Fiscal year                                   Leases    Leases
--------------------------------------------------------------
2001                                          $296   $ 35,784
2002                                                   31,848
2003                                                   27,746
2004                                                   24,707
2005                                                   20,438
Thereafter                                            106,252
--------------------------------------------------------------
Total minimum lease payments                   296   $246,775

Less amount representing interest                9
--------------------------------------------------------------
Present value of net minimum lease payments    287
Less current portion                           287
--------------------------------------------------------------
Total long term portion                        --
--------------------------------------------------------------

Unified Western Grocers, Inc. and Subsidiaries

Future minimum sublease rental income on operating leases as of September 30, 2000 is summarized as follows:

Fiscal
year
--------------------
2001        $ 15,136
2002          14,471
2003          13,513
2004          12,201
2005          11,208
Thereafter    73,703
--------------------
            $140,232
--------------------

8. INCOME TAXES:

The significant components of income tax expense are summarized as follows:

                                 August 29, August 28, October 2, September 30,
Fiscal years ended                     1998       1999       1999          2000
-------------------------------------------------------------------------------
Federal:
  Current                          $2,367     $1,299         --           --
  Deferred                           (820)    (1,077)   $(2,018)     $(4,379)
-------------------------------------------------------------------------------
   Total federal                    1,547        222     (2,018)      (4,379)
-------------------------------------------------------------------------------
State:
  Current                             653        300         --           --
  Deferred                           (399)      (458)      (575)        (656)
-------------------------------------------------------------------------------
   Total state                        254       (158)      (575)        (656)
-------------------------------------------------------------------------------
   INCOME TAX EXPENSE (BENEFIT)    $1,801        $64    $(2,593)     $(5,035)
-------------------------------------------------------------------------------

Unified Western Grocers, Inc. and Subsidiaries

The effects of temporary differences and other items that give rise to deferred tax assets and deferred tax liabilities are presented below:

                                           August 28, October 2, September 30,
                                                 1999       1999          2000
------------------------------------------------------------------------------
Deferred tax assets:
  Accounts receivable                       $ 2,109    $ 3,146      $ 5,757
  Accrued benefits                           11,109     16,180       19,151
  Deferred income                             1,275      1,406        1,404
  Lease reserve                                  --      3,475        6,092
  Store reserve and facility consolidation       98      2,999        1,909
  Insurance reserves                          1,702      1,613        2,219
  Investment valuation adjustment               642        607          642
  Accrued environmental liabilities             313        296          292
  Accrued rent                                  619        702          740
  Asset impairment adjustment                   849        849          849
  Alternative minimum tax and other cred-
   its                                        1,285      1,820        1,923
  Net operating loss carryforwards            3,205      5,990       14,488
  Other                                       1,180      2,829        3,061
------------------------------------------------------------------------------
   Total gross deferred tax assets           24,386     41,912       58,527
  Less valuation allowance                    5,536      6,450        6,450
------------------------------------------------------------------------------
   Deferred tax assets                      $18,850    $35,462      $52,077
------------------------------------------------------------------------------
Deferred tax liabilities:
  Properties                                $ 6,283    $10,214      $11,565
  Market value adjustment                        --      2,123        6,718
  Accrued pension cost                           --      3,392        3,604
  Capitalized software                        1,992      1,960        4,503
  Intangible assets                             707        669          987
  Deferred state taxes                          782      1,124        1,408
  Deferred gain on installment method           479        446          383
  Other                                         248      1,536          346
------------------------------------------------------------------------------
   Total gross deferred tax liabilities      10,491     21,464       29,514
------------------------------------------------------------------------------
   NET DEFERRED TAX ASSET                   $ 8,359    $13,998      $22,563
------------------------------------------------------------------------------

Net deferred tax assets of $4.3 million, $7.0 million and $14.2 million are included in deferred taxes, current and $4.1 million, $7.0 million and $8.4 million in other assets on the Company's accompanying consolidated balance sheets as of August 28, 1999, October 2, 1999 and September 30, 2000, respectively.

A valuation allowance is provided to reduce the deferred tax assets to a level which, more likely than not, will be realized. The change in the valuation allowance between fiscal 1999 and the transition period ended October 2, 1999 is primarily a result of the acquisition of United. The remaining balance of the net deferred tax assets should be realized through future operating results, the reversal of taxable temporary differences, and available tax planning strategies.

Unified Western Grocers, Inc. and Subsidiaries

The provision for income taxes at the Company's effective tax rate differed from the provision for income taxes at the statutory rate (34%) as follows:

                                 August 29, August 28, October 2, September 30,
Fiscal years ended                     1998       1999       1999          2000
-------------------------------------------------------------------------------
Federal income tax expense
 (benefit) at the statutory
 rate                              $1,765      $919     $(3,353)     $(5,576)
State income taxes, net of fed-
 eral income tax benefit              303       158        (575)        (656)
Insurance subsidiary not recog-
 nized for state taxes               (278)      (41)         53          122
Tax exempt income                      --       (94)         (6)         (80)
(Reduction) increase in valua-
 tion allowance                        --      (820)        914           --
Non-deductible equity transac-
 tions                                 --        --         358           --
Non-deductible goodwill amorti-
 zation                                --        --          --          593
Other, net                             11       (58)         16          562
-------------------------------------------------------------------------------
PROVISION (BENEFIT) FOR INCOME
 TAXES (NET OF TAXES RELATED TO
 EXTRAORDINARY ITEM IN 1998)       $1,801       $64     $(2,593)     $(5,035)
-------------------------------------------------------------------------------

At September 30, 2000, the Company has alternative minimum tax credit carryforwards of approximately $1,386 available to offset future regular income taxes payable to the extent such regular taxes exceed alternative minimum taxes payable. In addition, the Company has tax benefits associated with the net operating loss carryforwards for federal and state income tax purposes of approximately $11,843 and $2,645, which begin expiring in 2011 and 2000, respectively.

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

The Company issued Patronage Certificates for fiscal years 1993, 1994 and 1995. The outstanding Patronage Certificates have a seven-year term and bear interest payable annually on December 15 in each year. The following table represents a summary of the outstanding Patronage Certificates at September 2000 and their respective terms:

        Aggregate   Annual
Fiscal  Principal Interest Maturity
Year       Amount     Rate     Date
-----------------------------------
1993     $1,793       7%   12/15/00
1994     $2,228       8%   12/15/01
1995     $1,905       7%   12/15/02

During fiscal 2000 Unified set off approximately $60 in Patronage Certificates against a portion of amounts owed to the Company by the holders. No amounts were set off in fiscal 1999 or in the transition period.

Patronage Certificates have not been issued subsequent to fiscal 1995. However, the program has not been discontinued, and the Board could authorize the issuance of Patronage Certificates in connection with patronage dividends payable in future years.

10. CAPITAL SHARES:

The Company requires that each member-patron hold 100 Class A Shares. Each member-patron must over time also acquire Class B Shares having combined issuance values equal to the lesser of the amount of the member-patron's required deposit or twice the member-patron's average weekly purchases (the "Class B Share requirement"). For this purpose, each Class B Share held by a member-patron has an issuance value equal to the book value of Unified's outstanding shares as of the close of the fiscal year last ended prior to the issuance of such Class B Share.

Unified Western Grocers, Inc. and Subsidiaries

After payment of at least 20% of the patronage dividend in cash, and the issuance of the Patronage Certificates, Class B Shares are issued as a portion of each member-patron's patronage dividend and, to the extent necessary to fulfill the member-patron's Class B Share requirement, by crediting the member-patron's cash deposit account for the issuance values of such shares.

All shares of a terminated member, or member who holds Class B Shares in excess of their Class B Share requirement, may be redeemed by the Company (subject to certain legal limitations, provisions of the Company's redemption policy, and provisions of certain of the Company's committed lines of credit) at a redemption price based on book value, less all amounts that may be owing by the member to the Company, as fixed in the Articles of Incorporation. All shares are pledged to the Company to secure the Company's redemption rights and as collateral for all obligations to the Company with certain exceptions. The Company is not obligated in any fiscal year to redeem more than 5% of the sum of the number of Class B Shares outstanding as of the close of the preceding fiscal year and the number of Class B Shares issued as a part of the patronage dividend for the preceding year (the "5% limit"). Thus, shares tendered for redemption in a given fiscal year may not necessarily be redeemed in that fiscal year. In fiscal 1999, the 5% limitation restricted Unified's redemption of shares to 19,007 shares for $3.5 million. The following table summarizes the Class B Shares tendered and presently approved for redemption, shares redeemed, and the remaining number of shares pending redemption at the fiscal year end of each of the following periods:

                                                                    Redemption
                                                                      Value at
                                                                 September 30,
Class B Shares                       Tendered Redeemed Remaining          2000
------------------------------------------------------------------------------
Prior to fiscal year 1997                               74,868      $15,032
Fiscal year 1997                       9,575   19,191   65,252      $13,101
Fiscal year 1998                      29,680   19,300   75,632      $15,185
Fiscal year 1999                      25,177   19,007   81,802      $16,424
The transition period ended October
 2, 1999                               1,233   71,310   11,725      $ 2,354
Fiscal year 2000                      25,842   12,645   24,922      $ 5,004

Subsequent to the 1999 fiscal year end and in connection with the Merger with United (see Note 4), the Company (i) redeemed 71,310 Class B Shares held by terminated member-patrons and (ii) adopted amendments to its Articles of Incorporation and Bylaws which restrict the Company's obligation to repurchase Class B Shares of terminated members for a three-year period and changed the redemption provisions in other respects.

As a California corporation, the Company is subject to the provisions of the California General Corporation Law including Section 500 which limits the ability of the Company to make distributions, including distributions to repurchase its own shares and any payments on notes issued to repurchase Unified shares. Section 500 permits such repurchase and note payments only when retained earnings calculated in accordance with generally accepted accounting principles ("GAAP") equal or exceed the amount of any proposed distribution or an alternative asset/liability ratio test is met. Historically through the operations of its subsidiaries, the Company has maintained sufficient retained earnings to accomplish its share repurchase program. As a result of expenses associated with the merger with United, current operating losses of subsidiaries acquired from United as well as operating losses of retail stores owned by the Company, including stores acquired from Albertson's for resale to members or others, the Company's retained earnings have been depleted such that they are currently inadequate to permit repurchase of Company shares. The repurchase test permitted under Section 500 based on the ratio of assets to liabilities determined under GAAP with certain adjustments cannot currently be met since the Company relies heavily on borrowings to finance its operations. The Company is also a party to credit agreements containing financial and other covenants, which limit the ability of the Company to make purchases of its capital stock under certain circumstances.

The Company has established a trust for the purpose of facilitating the transfer of shares by Unified members in circumstances where the member is obligated or entitled to sell shares in accordance with the Company's redemption policy to members or new members who are authorized by the Board of Directors to

Unified Western Grocers, Inc. and Subsidiaries buy shares in accordance with the Bylaws, during periods when the Company is legally unable to buy shares or otherwise elects to cause or permit outstanding shares to be transferred between members. Funds used to purchase these shares from selling members are exclusively sourced from funds provided by buying members.

There are 500,000 authorized Class A Shares, of which 46,400, 64,852 and 65,838 were outstanding at August 28, 1999, October 2, 1999 and September 30, 2000, respectively. There are 2,000,000 authorized Class B Shares, of which 379,349, 395,565 and 381,217 were outstanding at August 28, 1999, October 2, 1999 and September 30, 2000, respectively.

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

There were 24 authorized Class C Shares of which 24 are outstanding as of September 30, 2000. These shares are valued at ten dollars per share, and ownership is limited to members of the board of directors with no rights as to dividends or other distributions.

Holders of Class A Shares are entitled to vote such shares cumulatively for the election of 80% of the authorized number of directors. Holders of the Class B Shares are entitled to vote such shares cumulatively for the election of 20% of the authorized number of directors. Except as required by California law, the Class C Shares have no voting rights.

11. BENEFIT PLANS:

The Company has two noncontributory, defined benefit pension plans ("benefit plans") covering substantially all of its nonunion employees. The benefits under the plans generally are based on the employee's years of service and final average earnings for the years immediately preceding retirement. The Company makes contributions to the pension plans in amounts which are at least sufficient to meet the minimum funding requirements of applicable laws and regulations but no more than amounts deductible for federal income tax purposes. Benefits under the plans are provided through a trust and also through annuity contracts.

The Company also has an Executive Salary Protection Plan ("ESPP II"), which provides additional post-termination retirement income based on each participant's final salary and years of service with the Company. The financing of this benefit is facilitated through the purchase of life insurance policies, the premiums of which are paid by the Company.

Pension expense for the benefit plans totaled $1,399, $1,364, $3,549 and $815 in fiscal years ended August 29, 1998, August 28, 1999, the transition period ended October 2, 1999 and fiscal year ended September 30, 2000, respectively.

Unified Western Grocers, Inc. and Subsidiaries

The components of net periodic costs for the benefit plan and ESPP II consist of the following:

                                                 Benefit Plan
-------------------------------------------------------------------------------
                                                       Transition
                               Year ended Year ended Period ended    Year ended
                               August 29, August 28,   October 2, September 30,
                                     1998       1999         1999          2000
-------------------------------------------------------------------------------
Service cost                     $1,586     $1,926      $  187       $2,768
Interest cost                     2,705      2,927         287        5,046
Expected return on plan as-
 sets                            (3,165)    (3,733)       (373)      (6,846)
Amortization of prior service
 cost                               (39)       (39)         (4)         (35)
Recognized actuarial loss            --         --          --          120
Amortization of transition
 asset                             (309)      (309)        (30)        (280)
Effect of curtailments, set-
 tlements, special benefits          --         --       3,410         (715)
-------------------------------------------------------------------------------
NET PERIODIC BENEFIT COST          $778       $772      $3,477          $58
-------------------------------------------------------------------------------

                                                   ESPP II
-------------------------------------------------------------------------------
                                                      Transition
                               Year ended Year ended Period ended  Year ended
                               August 29, August 28,  October 2,  September 30,
                                  1998       1999        1999         2000
-------------------------------------------------------------------------------
Service cost                       $200       $150         $24         $252
Interest cost                       294        301          32          334
Amortization of prior service
 cost                               112        141          16          171
Recognized actuarial loss            15         --          --           --
-------------------------------------------------------------------------------
NET PERIODIC BENEFIT COST          $621       $592         $72         $757
-------------------------------------------------------------------------------

The following table sets forth the change in benefit obligation for the benefit plan and ESPP II:

                                              Benefit Plan                          ESPP II
---------------------------------------------------------------------------------------------------------
                                  August 28, October 2, September 30, August 28, October 2, September 30,
                                     1999       1999        2000         1999       1999        2000
---------------------------------------------------------------------------------------------------------
Benefit obligation at beginning
 of year                           $39,914    $40,746      $72,899      $3,971     $4,748      $4,775
Service cost                         1,926        187        2,768         150         24         252
Interest cost                        2,927        287        5,046         301         32         334
Plan amendments                         --         --        3,430         889         --          --
Actuarial loss (gain)                 (558)       (43)     (10,284)       (159)        14         996
Benefits paid                       (3,463)       (47)     (15,508)       (404)       (43)       (518)
Merger of United retirement plan               31,769
---------------------------------------------------------------------------------------------------------
BENEFIT OBLIGATION AT END OF
 YEAR                              $40,746    $72,899      $58,351      $4,748     $4,775      $5,839
---------------------------------------------------------------------------------------------------------

The following table sets forth the change in plan assets for the benefit plan and ESPP II:

                                              Benefit Plan                          ESPP II
---------------------------------------------------------------------------------------------------------
                                             Transition                          Transition
                                               Period       Year                   Period       Year
                                  Year ended   ended        ended     Year ended   ended        ended
                                  August 28, October 2, September 30, August 28, October 2, September 30,
                                     1999       1999        2000         1999       1999        2000
---------------------------------------------------------------------------------------------------------
Fair value of plan assets at be-
 ginning of period                 $41,511    $43,134     $ 81,392          --         --          --
Actual return on plan assets         5,086      1,895       13,462          --         --          --
Employer contribution                   --         --           --        $404     $   43        $518
Merger of United retirement plan               36,410
Benefits paid                       (3,463)       (47)     (15,509)       (404)       (43)       (518)
---------------------------------------------------------------------------------------------------------
FAIR VALUE OF PLAN ASSETS AT END
 OF PERIOD                         $43,134    $81,392      $79,345          $0         $0          $0
---------------------------------------------------------------------------------------------------------

Unified Western Grocers, Inc. and Subsidiaries

The accrued pension and other benefit costs recognized in the accompanying consolidated balance sheets at August 28, 1999, October 2, 1999 and September 30, 2000 are computed as follows:

--------------------------------------------------------------------------------------------------
                                      Benefit Plan                           ESPP II
                           August 28, October 2, September 30, August 28, October 2, September 30,
                              1999       1999        2000         1999       1999        2000
--------------------------------------------------------------------------------------------------
Funded status at June 1
 overfunded/(underfunded)    $2,388    $ 3,852      $20,994     $(4,748)   $(4,775)     $(5,839)
Unrecognized actuarial
 (gain)/loss                 (1,110)    (2,682)     (14,890)        327        313          990
Unrecognized prior serv-
 ice cost                      (188)      (184)        (129)      2,095      2,079        2,306
Unrecognized transition
 asset                         (603)      (573)        (200)         --         --           --
Effect of curtailments,
 settlements, special
 benefits                        --     (3,410)          --          --         --           --
Fourth quarter net peri-
 odic pension (expense)
 income                        (194)      (187)         415        (148)      (164)        (192)
--------------------------------------------------------------------------------------------------
NET AMOUNT RECOGNIZED:         $293    $(3,184)      $6,190     $(2,474)   $(2,547)     $(2,735)
--------------------------------------------------------------------------------------------------

The additional minimum liability for the ESPP II represents the excess of the unfunded accumulated benefit obligation over previously accrued pension costs. A corresponding intangible asset is recorded as an offset to this additional liability. Because the asset recognized may not exceed the amount of unrecognized prior service cost, the balance, net of tax benefits, of $0, $0 and $364 is reported as a separate component of shareholders' equity at August 28, 1999, October 2, 1999 and September 30, 2000, respectively.

The weighted average assumptions used in computing the preceding information as of June 1 were as follows:

--------------------------------------------------------------
                                              Benefit Plan
                                             1998  1999  2000
--------------------------------------------------------------
Discount rate for benefit obligation         7.00% 7.00% 7.75%
Discount rate for net periodic benefit cost  7.50% 7.00% 7.00%
Expected return on plan assets               9.00% 9.00% 9.00%
Rate of compensation increase                5.50% 5.50% 5.50%

--------------------------------------------------------------
                                                ESPP II
                                             1998  1999  2000
--------------------------------------------------------------
Discount rate for benefit obligation         7.00% 7.00% 7.75%
Discount rate for net periodic benefit cost  7.50% 7.00% 7.00%
Expected return on plan assets                 NA    NA    NA
Rate of compensation increase                4.00% 4.00% 4.00%

The Company also made contributions of $5.6 million, $6.6 million, $0.5 million and $11.1 million in fiscal years ended August 29, 1998, August 28, 1999, the transition period ended October 2, 1999 and the fiscal year ended September 30, 2000, respectively, to collectively bargained, multiemployer defined benefit pension plans in accordance with the provisions of negotiated labor contracts. Information from the plans' administrators is not available to permit the Company to determine its proportionate share of termination liability, if any.

The Company has an Employees' Sheltered Savings Plan ("SSP"), which is a defined contribution plan, adopted pursuant to Section 401 (k) of the Internal Revenue Code for substantially all of its California nonunion employees. The Company matches each dollar deferred up to 4% of compensation and, at its discretion, matches 40% of amounts deferred between 4% and 8%. At the end of each fiscal year, the Company also contributes an amount equal to 2% of the compensation of those participants employed at that date. Participants are immediately 100% vested in the Company's contribution.

Unified Western Grocers, Inc. and Subsidiaries

The Company has a Special 401 (k) Savings Plan, which is a defined contribution plan, adopted pursuant to Section 401 (k) of the Internal Revenue Code for substantially all of its Oregon non-union employees. The Company matches 35% of each dollar deferred up to 6% of compensation. Participants become vested in this Company match at the rate of 20% after 2 years of service, 40% after 3 years of service, 60% after 4 years of service, 80% after 5 years of service, and 100% after 6 years of service.

The Company contributed approximately $2.3 million, $1.9 million, $0.1 million and $2.4 million related to its 401 (k) savings plan(s) in the fiscal years ended August 29, 1998 and August 28, 1999, the transition period ended October 2, 1999 and the fiscal year ended September 30, 2000, respectively.

The Company has a bargaining employee savings plan, which is a defined contribution plan, adopted pursuant to Section 401 (k) of the Internal Revenue Code for substantially all of its Oregon union employees. The Company does not match any employee deferrals into this plan, and therefore, there is no related vesting schedule. No expense was incurred in the periods presented.

The Company has an Employee Savings Plan ("ESP"), which is a defined contribution plan, for substantially all union and nonunion employees hired prior to March 1, 1983. Subsequent to March 1, 1983, the Company's contribution to the ESP in any fiscal year is based on net earnings as a percentage of total sales and is applicable to union employees only. In the event net earnings are less than 1.5% of total sales, no contribution is required. All nonunion employees who had a previous balance in the ESP had their balances transferred to the SSP effective the first quarter of fiscal 1992. No expense was incurred in the periods presented.

12. POSTRETIREMENT BENEFIT PLANS OTHER THAN PENSIONS:

The Company sponsors postretirement benefit plans that cover both nonunion and union employees. Retired nonunion employees currently are eligible for a plan providing medical benefits. A certain group of retired nonunion employees currently participate in a plan providing life insurance benefits for which active nonunion employees are no longer eligible. Certain eligible union and nonunion employees have separate plans providing a lump-sum payout for unused days in the sick leave bank. The postretirement health care plan is contributory for nonunion employees retiring after January 1, 1990, with the retiree contributions adjusted annually. The life insurance plan and the sick leave payout plans are noncontributory. A group of retired non-union employees in Oregon participate in a postretirement benefit plan providing medical, dental, and vision care benefits. The plans are unfunded.

The components of net periodic benefit cost consist of the following for the fiscal years ended August 29, 1998, August 28, 1999, the transition period ended October 2, 1999 and the fiscal year ended September 30, 2000, respectively:

------------------------------------------------------------------------------
                                August 29, August 28, October 2, September 30,
                                   1998       1999       1999        2000
------------------------------------------------------------------------------
Service cost                      $  920     $1,055     $  112      $1,433
Interest cost                      2,145      2,345        241       3,140
Amortization of transition ob-
 ligation                          1,124      1,124        108       1,100
Recognized actuarial loss             79         75         12          86
Curtailment cost                      --         --      2,580          --
------------------------------------------------------------------------------
NET PERIODIC BENEFIT COST         $4,268     $4,599     $3,053      $5,759
------------------------------------------------------------------------------

Unified Western Grocers, Inc. and Subsidiaries

The change in the benefit obligations consist of the following during fiscal 1999, the transition period ended October 2, 1999, and fiscal 2000:

----------------------------------------------------------------------------
                                         August 28, October 2, September 30,
                                            1999       1999        2000
----------------------------------------------------------------------------
Benefit obligation at beginning of year   $33,238    $35,507      $43,025
Service cost                                1,055        112        1,433
Interest cost                               2,345        241        3,140
Actuarial loss (gain)                         508        (87)       2,098
Benefits paid                              (1,639)      (155)      (2,054)
Merger of United retirement plan                       7,407
----------------------------------------------------------------------------
BENEFIT OBLIGATION AT END OF YEAR         $35,507    $43,025      $47,642
----------------------------------------------------------------------------

The change in the plan assets during the year is:

------------------------------------------------------------------------------
                                           August 28, October 2, September 30,
                                              1999       1999        2000
------------------------------------------------------------------------------
Fair value of plan assets at beginning of
 year                                            --        --            --
Employer contribution                       $ 1,639     $ 155       $ 2,054
Benefits paid                                (1,639)     (155)       (2,054)
------------------------------------------------------------------------------
FAIR VALUE OF PLAN ASSETS AT END OF YEAR    $     0     $   0       $     0
------------------------------------------------------------------------------

The funded status of the plans is:

-----------------------------------------------------------------------------
                                          August 28, October 2, September 30,
                                             1999       1999        2000
-----------------------------------------------------------------------------
Funded status at June 1 (underfunded)      $(35,507)  $(35,618)   $(47,642)
Unrecognized actuarial loss                   5,128      5,085       4,620
Unrecognized transition obligation           15,677     15,569      14,096
Fourth quarter contribution                     398        421         446
Effect of curtailment, settlements, spe-
 cial benefits                                   --     (2,580)         --
Fourth quarter net periodic pension ex-
 pense                                       (1,521)    (1,600)     (1,315)
-----------------------------------------------------------------------------
NET AMOUNT RECOGNIZED:                     $(15,825)  $(18,723)   $(29,795)
-----------------------------------------------------------------------------

The weighted-average assumptions as of June 1 are:

--------------------------------------------------------------
                                             1998  1999  2000
--------------------------------------------------------------
Discount rate for benefit obligation         7.00% 7.00% 7.75%
Discount rate for net periodic benefit cost  7.50% 7.00% 7.00%
Rate of compensation increase                5.50% 5.50% 5.50%

For measurement purposes, a 6.85% annual rate of increase in the per capita cost of covered health care benefits was assumed for fiscal 2001; the rate was assumed to decrease to 5.00% in fiscal 2003 and remain at that level thereafter. The health care cost trend rate assumption has a significant effect on the amounts reported. To illustrate, increasing the assumed health care cost trend rates by one percentage point in each year would increase the accumulated postretirement benefit obligation as of September 30, 2000 by $5.3 million and the aggregate benefit cost for the year then ended by $0.7 million. A decrease of 1% would decrease the accumulated postretirement benefit obligation as of September 30, 2000 by $4.5 million and the aggregate benefit cost for the year then ended by $0.6 million.

The Company's union employees participate in a multiemployer plan that provides health care benefits for retired union employees. Amounts contributed to the multiemployer plan for these union employees totaled $1.1 million in fiscal 1998, $0.1 million in fiscal 1999, $7 thousand in the transition period ended October 2, 1999 and $1.2 million in fiscal 2000.

Unified Western Grocers, Inc. and Subsidiaries

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

14. SEGMENT INFORMATION:

Unified is a grocery wholesaler serving supermarket operators in California, Oregon, Washington, Nevada, Arizona, Hawaii and various foreign countries in the South Pacific and elsewhere. In addition to offering dry grocery, frozen food, deli, meat, dairy, egg, produce, bakery, gourmet, specialty foods and general merchandise products, Unified also provides finance, insurance, store design, security services, information services, and real estate services to its patrons.

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

Unified Western Grocers, Inc. and Subsidiaries

Information about the Company's operations by operating segment is as follows:

---------------------------------------------------------------------------------
                                                       Transition
                              Year Ended  Year Ended  Period  Ended  Year Ended
                              August 29,  August 28,   October 2,   September 30,
                                 1998        1999         1999          2000
---------------------------------------------------------------------------------
Net sales
  Wholesale distribution      $1,807,366  $1,822,382    $208,279     $2,960,883
  All other                       38,446     112,075      12,969        253,720
  Intersegment elimination       (14,126)    (40,934)     (9,615)      (147,208)
---------------------------------------------------------------------------------
TOTAL NET SALES               $1,831,686  $1,893,523    $211,633     $3,067,395
---------------------------------------------------------------------------------
Operating earnings (loss)
  Wholesale distribution         $22,946     $33,638       $(499)    $   43,866
  All other                        3,306         951        (650)       (15,961)
---------------------------------------------------------------------------------
  Total operating earnings
   (loss)                         26,252      34,589      (1,149)        27,905
Interest expense                 (12,320)    (11,911)     (1,495)       (28,880)
Other income (expense), net        3,200      (5,780)     (7,218)            --
  Patronage dividends            (10,149)    (14,195)         --        (15,426)
---------------------------------------------------------------------------------
EARNINGS (LOSS)
 BEFORE PROVISION FOR INCOME
 TAXES AND EXTRAORDINARY
 ITEM                             $6,983      $2,703     $(9,862)      $(16,401)
---------------------------------------------------------------------------------
Depreciation and amortiza-
 tion
  Wholesale distribution         $14,470     $15,690      $2,328        $24,137
  All other                          322       1,216         150          2,377
---------------------------------------------------------------------------------
TOTAL DEPRECIATION AND AMOR-
 TIZATION                        $14,792     $16,906      $2,478        $26,514
---------------------------------------------------------------------------------
Capital expenditures
  Wholesale distribution         $18,060     $11,756     $40,561        $12,419
  All other                          354       5,525       1,289         10,944
---------------------------------------------------------------------------------
TOTAL CAPITAL EXPENDITURES       $18,414     $17,281     $41,850        $23,363
---------------------------------------------------------------------------------
Identifiable assets
  Wholesale distribution        $324,907    $336,635    $618,311       $605,569
  All other                       64,311     114,500     135,202        160,281
---------------------------------------------------------------------------------
TOTAL IDENTIFIABLE ASSETS       $389,218    $451,135    $753,513       $765,850
---------------------------------------------------------------------------------

15. CONCENTRATION OF CREDIT RISK:

Financial instruments which potentially expose the Company to concentrations of credit risk consist primarily of trade receivables, notes receivable, and lease guarantees for certain member-patrons. These concentrations of credit risk may be affected by changes in economic or other conditions affecting the Western United States, particularly California and Oregon. However, management believes that receivables are well diversified, and the allowances for doubtful accounts are sufficient to absorb estimated losses. Obligations of member-patrons to the Company, including lease guarantees, are generally supported by the Company's right of offset, upon default, against the member-patrons' cash deposits, shareholdings and Patronage Certificates, as well as personal guarantees and reimbursement and indemnification agreements.

The Company's largest customer and ten largest customers accounted for approximately 6% and 31%, 6% and 28%, and 7% and 28%, of net sales for the fiscal years ended August 29, 1998, August 28, 1999 and September 30, 2000.

Unified Western Grocers, Inc. and Subsidiaries

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

Notes payable, Notes payable due after one year, Subordinated patronage dividend certificates and Interest rate collar agreement:

The fair values for notes payable, notes payable due after one year, subordinated patronage dividend certificates, and the interest rate collar agreement are based primarily on rates currently available to the Company for debt and collar agreements with similar terms and remaining maturities. The fair values for notes payable, notes payable due after one year, and patronage dividend certificates approximated their carrying value at August 28, 1999, October 2, 1999 and September 30, 2000. The fair value of the collar agreement at September 30, 2000 was approximately $1.2 million.

The methods and assumptions used to estimate the fair values of the Company's financial instruments at August 28, 1999, October 2, 1999, and September 30, 2000 were based on estimates of market conditions, estimates using present value and risks existing at that time. These values represent an approximation of possible value and may never actually be realized.

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

Unified Western Grocers, Inc. and Subsidiaries

A brief description of related party transactions with members affiliated with directors of the Company follows:

Loans and Loan Guarantees:

Unified provides loan financing to its member-patrons. The Company had the following loans outstanding at September 30, 2000 to members affiliated with directors of the Company:

---------------------------------------------------
                              Aggregate
                                Loan
                             Balance at
                            September 30, Maturity
DIRECTOR                        2000        Date
---------------------------------------------------
Darioush Khaledi               $12,684    2001-2004
Bill Andronico                   2,093    2001-2004
David Bennett                    2,000         2003
Michael A. Provenzano, Jr.         266         2001
Gaylon G. Baese(1)                 171         2000
Mimi R. Song                        98         2000
---------------------------------------------------

(1) Subsequent to September 30, 2000, Mr. Baese sold his store to another member patron, resulting in the pay-off of the outstanding loan balance.

On May 12, 2000, the Company loaned $7 million to K.V. Mart Co. ("KV") which is payable over a period of five years. The loan is secured by substantially all of the assets of KV, including leasehold deeds of trust on several parcels currently leased by KV. Director Darioush Khaledi, his partner Parviz Vazin and two entities to which these individuals are related have guaranteed the obligations of KV under the loan. Coincident with the transaction, KV and the Company extended the term of their existing supply agreement until May 12, 2005.

On July 5, 2000, the Company loaned $3 million to 1999 Lawndale Associates LLC ("Lawndale"), of which director Darioush Khaledi is an affiliate. The loan is payable over a period of five years and is secured by a pledge of all of the outstanding shares of KV. The proceeds of the loan were used to repay amounts due KV that had been advanced by KV to members of Lawndale. The loan is guaranteed by Darioush Khaledi, his partner Parviz Vazin and three entities to which these individuals are related.

Member-patron loans made by GCC and United Resources are periodically sold to a bank, subject to limited recourse provisions. At September 30, 2000, the principal balances of loans to members affiliated with directors of the Company that were sold with recourse were as follows:

-------------------------------------------------------------------------------

                 Aggregate Loan
                     Balance at
                  September 30,  Maturity
DIRECTOR                   2000      Date
-----------------------------------------
Peter J. O'Neal      $1,801     2004-2008
Gaylon G. Baese         494          2003
Mark Kidd                64          2003
James R. Stump           62          2001
John Berberian            1          2000

The Company provides loan guarantees to its members. GCC has guaranteed 10% of the principal amount of certain third-party loans to KV of which director Darioush Khaledi is an affiliate. At September 30, 2000, the principal amount of this guarantee was $535.

GCC has guaranteed 10% of the principal amount of certain third-party loans to companies owned by Michael A. Provenzano, Jr. The maximum amount of this guarantee is $550.

Unified Western Grocers, Inc. and Subsidiaries

Lease Guarantees and Subleases:

The Company provides lease guarantees and subleases to its member-patrons. The Company has executed lease guarantees or subleases to members affiliated with directors of the Company at September 30, 2000 as follows:

-------------------------------------------------------------------------------

                            No. Of Total Current Expiration
DIRECTOR                    Stores   Annual Rent    Date(s)
-----------------------------------------------------------
Darioush Khaledi               5      $1,415     2002-2011
Bill Andronico                 1         861          2014
Richard L. Wright              1         273          2007
Michael A. Provenzano, Jr.     2         351     2016-2017
John Berberian                 2         310     2001-2007
Gaylon G. Baese                1         278          2004
James R. Stump                 2         208     2001-2003
David Bennett                  1         193          2004
Mimi R. Song                   1         187          2004
Mark Kidd                      1         121          2008

The Company has committed to guarantee store leases for stores currently under development affiliated with directors of Unified as follows:

-------------------------------------------------------------------------------

                           Estimated
                 Estimated    Annual
DIRECTOR              Term      Rent
------------------------------------
Edmund K. Davis  10 years   $1,560
Bill Andronico   20 years      990

Other Leases:

The Company leases its produce warehouse to Joe Notrica, Inc., with which director Morrie Notrica is affiliated. The lease is for a term of five years expiring in July 2003. Monthly rent during the term is $24.

Supply Agreements:

During the course of its business, the Company enters into supply agreements with members of the Company. These agreements require the member to purchase certain agreed amounts of its merchandise requirements from the Company and obligate the Company to supply such merchandise under agreed terms and conditions relating to such matters as pricing and delivery. Members affiliated with directors Andronico, Bennett, Davis, Khaledi, Kidd, McCormack, Provenzano, Song and Wright have entered into supply agreements with the Company. These supply agreements vary in terms and length, and expire at various dates through 2007, and are subject to earlier termination in certain events.

Direct Investment:

At August 29, 1998, GCC owned 10% of the common stock of KV. The cost of the investment was approximately $3 million. The stock purchase agreement contained a provision which allowed KV to repurchase the shares upon certain terms and conditions. In March 1999, KV exercised its repurchase rights under the agreement.

KV purchased the shares for $4.5 million, payable in cash and in an interest-bearing note, resulting in a pre-tax gain of $1.5 million which is included in Other income (expense), net, in the accompanying consolidated statements of earnings and comprehensive earnings. The stock purchase agreement also provides that for a five-year period commencing as of the date of the agreement, in the event of (i) a change of control of KV or (ii) a breach of the supply agreement by KV, KV shall pay the Company $900 or an amount equal to the difference between 10% of the appraised value of KV as of the approximate date of the Agreement (as prepared by an independent third party appraisal firm) and $4.5 million, whichever is greater.

The Company owns 49% of the interests of RAF, LLC. Wright's Foodliner, Inc., which is controlled by director Richard W. Wright, who owns the remaining 51% of the interests in RAF, LLC. During fiscal 1999, RAF, LLC purchased groceries and other products in the ordinary course of business from United on the same terms and conditions as United's other members. On October 29, 1999, the store was closed and the parties are in the process of liquidating RAF, LLC in accordance with the terms of the Operating Agreement. Pursuant to that agreement, Wright's Foodliner, Inc. is entitled to receive approximately $389 thousand and may be entitled to additional amounts depending on final resolution of issues relating to the liquidation.

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

   Officer's Name    Age       Business Experience During Last Five Years
   --------------    --- ------------------------------------------------------
 Alfred A. Plamann    58 President and Chief Executive Officer since February
                         1994.
 Robert M. Ling, Jr.  43 Executive Vice President, General Counsel and
                         Secretary since November, 1999; Senior Vice President,
                         General Counsel and Secretary, October 1997 to
                         November 1999; Vice President, General Counsel and
                         Secretary, August 1996 to October 1997; Vice President
                         and General Counsel, April 1996 to August 1996; Vice
                         President, General Counsel and Secretary, Megafoods
                         Stores, Inc., July 1994 to April 1996.
 Richard J. Martin    55 Executive Vice President, Finance & Administration and
                         Chief Financial Officer since November 1999; Senior
                         Vice President and Chief Financial Officer, May 1998
                         to November 1999; previously Executive Vice President
                         and Chief Financial Officer, Rykoff-Sexton, Inc.
                         through December 1997 when it merged with J.P.
                         Foodservice to form US Foodservice and Executive Vice
                         President Finance and Administration of US Foodservice
                         through January 1998.
 Charles J. Pilliter  52 Executive Vice President, Sales and Marketing since
                         November 1999; Senior Vice President and President,
                         Northern California, January 1990 to November 1999.
 Harley J. Delano     63 Senior Vice President, Retail Development and
                         President, SavMax Foods, Inc. since November 1999;
                         President, SavMax Foods, Inc., April 1999 to November
                         1999; President, Cala Foods, Inc., division of Ralphs
                         Grocery Company, prior to March 1999.
 George D. Gardner    47 Senior Vice President, Non Foods and Specialty
                         Products since November 1999; Vice President, Non
                         Foods and Specialty Products, May 1996 to November
                         1999; General Manager of Grocers Specialty Co., June
                         1995 to May 1996; Vice President & General Manager,
                         Ingro Mexican Foods, Inc., May 1993 to June 1995.
 Daniel J. Murphy     53 Senior Vice President, Retail Support Services since
                         October 2000; Vice President of Merchandising,
                         HomeGrocer.com, May 1999 to September 2000; Vice
                         President of Retail Client Services, Interact
                         Electronic Marketing Inc., October 1998 to May 1999;
                         Vice President, Super Fresh Food Markets, October 1997
                         to October 1998; Vice President, Sales and
                         Merchandising, Wakefern Food Corp., July 1989 to
                         October 1997.
 Philip S. Smith      50 Senior Vice President, Procurement since November
                         1999; Vice President, Procurement, October 1997 to
                         November 1999; Executive Director, Purchasing, July
                         1997 to October 1997; General Manager, Northern
                         California, June 1996 to July 1997; Manager, Product
                         Sales, September 1994 to June 1996.
 Rodney L. VanBebber  45 Senior Vice President, Distribution since January
                         2000; Group Vice President, Distribution, Ralphs
                         Grocery Company 1996 to January 2000.

  Officer's Name   Age        Business Experience During Last Five Years
  --------------   --- --------------------------------------------------------
 William O. Cote    43 Vice President, Controller since November 1999; Director of Accounting prior to November 1999.
 Joseph A. Ney      52 Vice President, Insurance since November 1998;
                       President, Grocers and Merchants Insurance Services,
                       Inc., Springfield Insurance Company, and Springfield
                       Insurance Company, Ltd. prior to November 1998.
 David A. Woodward  58 Vice President, Treasurer since November 1999; Treasurer from August 1996 to November 1999; Secretary and
                       Treasurer prior to August 1996.

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

PART IV

ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K.

(a) Financial Statements

Independent Auditors' Report.

Consolidated Balance Sheets as of August 28, 1999, October 2, 1999 and September 30, 2000.

Consolidated Statements of Earnings and Comprehensive Earnings for the Fiscal Years Ended August 29, 1998, August 28, 1999, the transition period from August 29, 1999 through October 2, 1999 and the fiscal year ended September 30, 2000.

Consolidated Statements of Shareholders' Equity for the Fiscal Years Ended August 29, 1998, August 28, 1999, the transition period from August 29, 1999 through October 2, 1999 and the fiscal year ended September 30, 2000.

Consolidated Statements of Cash Flows for the Fiscal Years Ended August 29, 1998 and August 28, 1999, the transition period from August 29, 1999 through October 2, 1999 and the fiscal year ended September 30, 2000.

(b) Reports on Form 8-K

None.

(c) Exhibits

 3.1 Amended and Restated Articles of Incorporation of the Registrant
     (incorporated by reference to Exhibit 3.1 to the Registrant's Current
     Report on Form 8-K filed on October 13, 1999, File No. 0-10815).
 3.2 Bylaws of the Registrant (incorporated by reference to Exhibit 3.2 to the Registrant's Current Report on Form 8-K filed on October 13, 1999, File No.
     0-10815).
 4.1 Retail Grocer Application and Agreement for Continuing Service Affiliation
     With Unified Western Grocers, Inc. And Pledge Agreement (incorporated by reference to Exhibit 4.7 to Amendment No. 2 to Form S-1 Registration
     Statement of the Registrant filed on December 31, 1981, File No. 2-70069).
 4.2 Retail Grocer Application And Agreement For Service Affiliation With And
     The Purchase Of Shares Of Unified Western Grocers, Inc. And Pledge
     Agreement (incorporated by reference to Exhibit 4.2 to Post Effective
     Amendment No. 7 to Form S-2 Registration Statement of the Registrant filed on December 13, 1989, File No. 33-19284).
 4.3 Copy of Application and Agreement for Service Affiliation as a Member-
     Patron/Affiliate with Unified Western Grocers, Inc. and Pledge and Security
     Agreement (incorporated by reference to Exhibit 4.1 to the Registrant's
     Quarterly Report on Form 10-Q for the fiscal quarter ended April 1, 2000, file No. 000-10815).
 4.4 Copy of Application and Agreement for Service Affiliation as an Associate-
     Patron with Unified Western Grocers, Inc. and Pledge and Security Agreement
     (incorporated by reference to Exhibit 4.2 to the Registrant's Quarterly
     Report on Form 10-Q for the fiscal quarter ended April 1, 2000, file No.
     000-10815).
 4.5 Agreement respecting directors' shares (incorporated by reference to Exhibit 4.9 to Amendment No. 2 to Form S-1 Registration Statement of the
     Registrant filed on December 31, 1981, File No. 2-70069).
 4.6 Subordination Agreement (Member-Patron-1988) (incorporated by reference to
     Exhibit 4.4 to Post-Effective Amendment No. 4 to Form S-2 Registration
     Statement of the Registrant filed on July 15, 1988, File No. 33-19284).
 4.7 Subordination Agreement (Associate Patron-1988) (incorporated by reference to Exhibit 4.5 to Post-Effective Amendment No. 4 to Form S-2 Registration
     Statement of the Registrant filed on July 15, 1988, File No. 33-19284).

4.8 Subordination Agreement (New Member-Patron-1988) (incorporated by reference to Exhibit 4.6 to Post-Effective Amendment No. 4 to Form S-2 Registration
      Statement of the Registrant filed on July 15, 1988, File No. 33-19284).
4.9 Subordination Agreement (New Associate Patron-1988) (incorporated by reference to Exhibit 4.7 to Post-Effective Amendment No. 4 to Form S-2
      Registration Statement of the Registrant filed on July 15, 1988, File No.
      33-19284).
4.10  Copy of Member Patron/Affiliate Subordination Agreement (Subordination of
      Required Deposit) (incorporated by reference to Exhibit 4.3 to the Registrant's Quarterly Report on Form 10-Q for the fiscal quarter ended
      April 1, 2000, file No. 000-10815).
4.11  Copy of Associate-Patron Subordination Agreement (Subordination of Required
      Deposit Agreement (incorporated by reference to Exhibit 4.4 to the Registrant's Quarterly Report on Form 10-Q for the fiscal quarter ended
      April 1, 2000, file No. 000-10815).

 4.12   Form of Class A Share Certificate.
 4.13   Form of Class B Share Certificate.


 4.14.1 Articles FIFTH and SIXTH of the Registrant's Articles of Incorporation (See
        Exhibit 3.1).


 4.14.2 Article I, Section 5, and Article VII of the Registrant's Bylaws (See
        Exhibit 3.2).


 4.15   Indenture between the Registrant and First Interstate Bank of California,
        as Trustee, relating to $3,000,000 Subordinated Patronage Dividend
        Certificates Due December 15, 2000 (incorporated by reference to Exhibit
        4.3 to Amendment No. 1 to Form S-2 Registration Statement of the Registrant
        filed on September 27, 1993, File No. 33-68288).

 4.16 Indenture between the Registrant and First Interstate Bank of California, as Trustee, relating to $5,000,000 Subordinated Patronage Dividend
        Certificates due December 15, 2001 (incorporated by reference to Exhibit
        4.3 to Form S-2 Registration Statement of the Registrant filed on October
        12, 1994, File No. 33-56005).

 4.17 Indenture between the Registrant and First Interstate Bank of California, as Trustee, relating to $3,000,000 Subordinated Patronage Dividend
        Certificates due December 15, 2002 (incorporated by reference to Exhibit
        4.3 to Form S-2 Registration Statement of the Registrant filed on October
        13, 1995, File No. 33-63383).

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

 4.20   Amended and Restated Loan Purchase Agreement (Existing Program) dated January 30, 1998 among United Resources, Inc., United Grocers, Inc. (predecessor-in interest to the Registrant) and National Consumer Cooperative Bank (incorporated by reference to Exhibit 4.D1 to United Grocers, Inc. Annual Report on Form 10-
        K for the fiscal year ended October 2, 1998 filed on January 30, 1999, File
        No. 002-60487, as amended).

 4.21   Amended and Restated Loan Purchase Agreement (Holdback Program) dated
        January 30, 1998 among United Resources, Inc., United Grocers, Inc.
        (predecessor-in interest to the Registrant) and National Consumer
        Cooperative Bank (incorporated by reference to Exhibit 4.D2 to United
        Grocers, Inc. Annual Report on Form 10-K for the fiscal year ended October
        2, 1998 filed on January 30, 1999, File No. 002-60487, as amended).

 4.22   Guarantee dated September 29, 1999 by the Registrant of debt securities of
        United Grocers, Inc. (predecessor-in interest to the Registrant) issued pursuant to that certain Indenture dated as of February 1, 1978, and as subsequently amended and supplemented, by and between United Grocers, Inc., and State Street Bank and Trust Company (incorporated by reference to
        Exhibit 4.1 to the Registrants Current Report on Form 8-K filed on October
        13, 1999, File No. 000-10815).

4.23 Note purchase Agreement dated as of September 29, 1999 by and among Registrant and the persons listed on Schedule I thereto (incorporated by reference to Exhibit 10.1 to the Registrant's Current report on Form 8-K filed on October 13, 1999, File No. 000-10815).
4.24  Amendment No. 1 and Limited Waiver to Note Purchase Agreement, dated as of
      September 14, 2000, by and among Registrant and the Noteholders listed on the signature pages thereto.


4.25 Secured Revolving Credit Agreement dated as of September 29, 1999, by and among Registrant, the Lenders named therein and Rabobank Nederland, New
      York Branch (incorporated by reference to Exhibit 10.2 to the Registrant's
      Current report on Form 8-K filed on October 13, 1999, File No. 000-10815).
4.26  Amendment No. 1 to Secured Revolving Credit Agreement dated as of November
      18, 1999 by and among Registrant, the Lenders named therein and Rabobank
      Nederland, New York Branch.

4.27 Amendment No. 2 and Limited Waiver to Secured Revolving Credit Agreement dated as of July, 2000 by and among Registrant, the Lenders named therein and Rabobank Nederland, New York Branch.
4.28  Copy of indenture dated as of February 1, 1978, between Unified Western
      Grocers, Inc. (as successor to United Grocers, Inc.) and United States
      National Bank of Oregon, as trustee, relating to Unified Western Grocers,
      Inc.'s Capital Investment Notes (incorporated by reference to Exhibit 4-1 to United Grocers, Inc.'s Registration Statement on Form S-1, No. 2-60488)
4.29 Copy of supplemental indenture dated as of January 27, 1989, between Unified Western Grocers, Inc. (as successor to United Grocers, Inc.) and
      United States National Bank of Oregon, as trustee, relating to Unified
      Western Grocers, Inc.'s Series F 5% Subordinated Redeemable Capital
      Investment Notes (incorporated by reference to Exhibit 4-G to the United
      Grocers, Inc. Form 10-K for the fiscal year ended September 30, 1989).
4.30 Copy of supplemental indenture dated as of January 22, 1991, between Unified Western Grocers, Inc. (as successor to United Grocers, Inc.) and
      United States National Bank of Oregon, as trustee, relating to Unified
      Western Grocers, Inc.'s Series G 5% Subordinated Redeemable Capital
      Investment Notes (incorporated by reference to Exhibit 4-D to the United
      Grocers, Inc. Registration Statement on Form S-2, No. 33-38617)
4.31  Copy of supplemental indenture dated as of July 6, 1992, between Unified
      Western Grocers, Inc. (as successor to United Grocers, Inc.) and United
      States National Bank of Oregon, as trustee, relating to Unified Western
      Grocers, Inc.'s Series H 5% Subordinated Redeemable Capital Investment
      Notes (incorporated by reference to Exhibit 4-C to the United Grocers, Inc.
      Registration Statement on Form S-2, No. 33-49450)
4.32  Copy of supplemental indenture dated as of January 9, 1995, between Unified
      Western Grocers, Inc. (as successor to United Grocers, Inc.) and First Bank
      National Association, as trustee, relating to Unified Western Grocers,
      Inc.'s Series J 5% Subordinated Redeemable Capital Investment Notes
      (incorporated by reference to Exhibit 4-C to the United Grocers, Inc.
      Registration Statement on Form S-2, No. 33-57199)
4.33 Copy of supplemental indenture dated as of January 21, 1997, between Unified Western Grocers, Inc. (as successor to United Grocers, Inc.) and
      First Bank National Association, as successor trustee, relating to Unified
      Western Grocers, Inc.'s Series K 5% Subordinated Redeemable Capital
      Investment Notes (incorporated by reference to Exhibit 4-C to the United
      Grocers, Inc. Registration Statement on Form S-2, No. 33-26285)
4.34 Copy of supplemental indenture dated as of February 11, 2000, between Unified Western Grocers, Inc., United Grocers, Inc. and State Street Bank and Trust Company (as successor trustee) (incorporated by reference to Exhibit 4.29 to Unified Western Grocers, Inc.'s Quarterly Report on Form
      10-Q for the fiscal quarter ended January 1, 2000 File No. 00-10815
10.1 Comprehensive Amendment to Retirement Plan for Employees of the Registrant dated as of July 27, 1995 (incorporated by reference to Exhibit 10.1 to the Registrant's Annual Report on Form 10-K for the fiscal year ended August
      30, 1997 filed on November 28, 1997, File No. 0-10815).


10.2     Amended and Restated Deferred Compensation Plan dated as of May 1, 1999
         (incorporated by reference to Exhibit 10.2 to the Registrant's Annual
         Report on Form 10-K for the fiscal year ended August 28, 1999 filed on
         November 14, 1999, File No. 0-10815).
10.3     Comprehensive Amendment to Unified Western Grocers, Inc. Employees'
         Sheltered Savings Plan dated as of July 27, 1995 (incorporated by reference to Exhibit 10.3 to the Registrant's Annual Report on Form 10-K for the
         fiscal year ended August 30, 1997 filed on November 28, 1997, File No. 0-
         10815).
10.4     Unified Western Grocers, Inc., Executive Salary Protection Plan II ("ESPP
         II"), Master Plan Document, effective January 4, 1995 (incorporated by reference to Exhibit 10.4 to the Registrant's Annual Report on Form 10-K
         for the fiscal year ended September 2, 1995 filed on December 1, 1995, File
         No. 0-10815).
10.5     Master Trust Agreement For Unified Western Grocers, Inc. Executive Salary
         Protection Plan II, dated as of April 28, 1995 (incorporated by reference to Exhibit 10.5 to the Registrant's Annual Report on Form 10-K for the
         fiscal year ended September 2, 1995 filed on December 1, 1995, File No. 0-
         10815).
10.6     Unified Western Grocers, Inc. Executive Insurance Plan Split dollar
         Agreement and Schedule of Executive Officers party thereto (incorporated by reference to Exhibit 10.6 to the Registrant's Annual Report on Form 10-K
         for the fiscal year ended September 2, 1995 filed on December 1, 1995, File
         No. 0-10815).
10.7     Comprehensive Amendment to Unified Western Grocers, Inc. Employees' Excess
         Benefit Plan dated as of December 5, 1995 (incorporated by reference to
         Exhibit 10.7 to the Registrant's Annual Report on Form 10-K for the fiscal year ended August 30, 1997 filed on November 28, 1997, File No. 0-10815).
10.8     Comprehensive Amendment to Unified Western Grocers, Inc. Employees'
         Supplemental Deferred Compensation Plan dated as of December 5, 1995
         (incorporated by reference to Exhibit 10.8 to the Registrant's Annual
         Report on Form 10-K for the fiscal year ended August 30, 1997 filed on
         November 28, 1997, File No. 0-10815).
10.9     Comprehensive Amendment to Unified Western Grocers, Inc. Employee Savings
         Plan dated as of August 18, 1995 (incorporated by reference to Exhibit 10.9 to the Registrant's Annual Report on Form 10-K for the fiscal year ended
         August 30, 1997 filed on November 28, 1997, File No. 0-10815).
10.10    Unified Western Grocers, Inc. Early Retirement Program (incorporated by reference to Exhibit 10.28 to the Form S-4 Registration Statement filed on
         August 26, 1999, File No. 333-05917).
10.11    Lease, dated as of December 23, 1986, between Cercor Associates and Grocers
         Specialty Company (incorporated by reference to Exhibit 10.8 to Form S-2
         Registration Statement of the Registrant filed on September 2, 1993. File
         No. 33-68288).
10.12    Expansion Agreement, dated as of May 1, 1991, and Industrial Lease, dated as of May 1, 1991, between Dermody Properties and the Registrant
         (incorporated by reference to Exhibit 10.9 to Form S-2 Registration
         Statement of the Registrant filed on September 2, 1993. File No. 33-68288).
10.12.1  Lease Amendment, dated June 20, 1991, between Dermody Properties and the
         Registrant (incorporated by reference to Exhibit 10.9.1 to Form S-2
         Registration Statement of the Registrant filed on September 2, 1993. File
         No. 33-68288).
10.12.2  Lease Amendment, dated October 18, 1991, between Dermody Properties and the
         Registrant (incorporated by reference to Exhibit 10.9.2 to Form S-2
         Registration Statement of the Registrant filed on September 2, 1993. File
         No. 33-68288).
10.17    Commercial Lease-Net dated December 6, 1994 between TriNet Essential
         Facilities XII and the Registrant (incorporated by reference to Exhibit
         10.17 to the Registrant's Annual Report on Form 10-K for the fiscal year ended September 2, 1995 filed on December 1, 1995, File No. 0-10815).

10.18    Purchase Agreement dated November 21, 1994 between the Registrant and
         TriNet Corporate Realty Trust, Inc. (incorporated by reference to Exhibit
         10.18 to the Registrant's Annual Report on Form 10-K for the fiscal year ended September 2, 1995 filed on December 1, 1995, File No. 0-10815).
10.19    Form of Employment Agreement between the Company and Alfred A. Plamann
         (incorporated by reference to Exhibit 10.19 to Form S-4 Registration
         Statement of the Registrant filed on August 26, 1999, File No. 333-85917).
10.19.1  Amendment to Employment Agreement dated as of August, 1999, between the
         Registrant and Alfred A. Plamann (incorporated by reference to Exhibit
         10.27 to Form S-4 Registration Statement of the Registrant filed on August
         26, 1999, File No. 333-85917).
10.20    Severance Agreement between the Company and Charles J. Pilliter
         (incorporated by reference to Exhibit 10.21 to the Registrant's Annual
         Report on Form 10-K for the fiscal year ended August 30, 1997 filed on
         November 28, 1997, File No. 0-10815).
10.21    Severance Agreement between the Company and Robert M. Ling, Jr.
         (incorporated by reference to Exhibit 10.21 to the Registrant's Annual
         Report on Form 10-K for the fiscal year ended August 29, 1998 filed on
         November 16, 1998, File No. 0-10815).
10.22    Severance Agreement between the Company and Richard J. Martin (incorporated by reference to Exhibit 10.22 to the Registrant's Annual Report on Form 10-
         K for the fiscal year ended August 29, 1998 filed on November 16, 1998,
         File No. 0-10815).
10.23    Form of Indemnification Agreement between the Company and each Director and
         Officer (incorporated by reference to Exhibit A to the Registrant's Proxy
         Statement dated February 24, 1997 filed on February 24, 1997, File No. 0-
         10815).
10.24    Annual Incentive Plan for Chief Executive Officer (incorporated by reference to Exhibit 10.23 to the Registrant's Annual Report on Form 10-K
         for the fiscal year ended August 30, 1997 filed on November 28, 1997, File
         No. 0-10815).
10.25    Annual Incentive Plan for Senior Management (incorporated by reference to
         Exhibit 10.24 to the Registrant's Annual Report on Form 10-K for the fiscal year ended August 30, 1997 filed on November 28, 1997, File No. 0-10815).
10.26    Sublease Agreement dated August 28, 1991 for the Tigard Store between
         United Grocers, Inc. (predecessor-in-interest to the Registrant) and a corporation in which Gaylon G. Baese, a director of the Registrant, has an interest (incorporated by reference to Exhibit 10.G of United Grocers, Inc.
         Annual Report on Form 10-K for the fiscal year ended October 2, 1998 filed on January 20, 1999, File No. 002-60487).
10.27    Sublease Agreement dated October 27, 1991 for the Eugene Store between
         United Grocers, Inc. (predecessor-in-interest to the Registrant) and a corporation in which Richard L. Wright, a director of the Registrant, has an interest (incorporated by reference to Exhibit 10.H1 of United Grocers,
         Inc. Annual Report on Form 10-K for the fiscal year ended October 2, 1998 filed on January 20, 1999, File No. 002-60487).
10.28    Sublease Agreement dated October 27, 1991 for the Cottage Grove Store between United Grocers, Inc. (predecessor-in-interest to the Registrant)
         and a corporation in which Richard L. Wright, a director of the Registrant, has an interest (incorporated by reference to Exhibit 10.H2 of United
         Grocers, Inc. Annual Report on Form 10-K for the fiscal year ended October
         2, 1998 filed on January 20, 1999, File No. 002-60487).
10.29    Sublease Agreement dated February 1, 1994 for the Albany Store between
         United Grocers, Inc. (predecessor-in-interest to the Registrant) and a corporation in which Richard L. Wright, a director of the Registrant, has an interest (incorporated by reference to Exhibit 10.H3 of United Grocers,
         Inc. Annual Report on Form 10-K for the fiscal year ended October 2, 1998 filed on January 20, 1999, File No. 002-60487).
10.30    Sublease Agreement dated July 26, 1979 for the Gold Beach Store between
         United Grocers, Inc. (predecessor-in interest to the Registrant) and
         Raymond L. Nidiffer, a holder of more than five percent of the Registrant's shares (incorporated by reference to Exhibit 10-Q3 of United Grocers'
         Registration Statement on Form S-2, File No. 33-26631).

10.31  Assignment of Lease and related documents for Mt. Shasta Store between
       United Grocers, Inc. (predecessor-in interest to the Registrant) and C&K
       Market, Inc., an affiliate of Raymond L. Nidiffer (incorporated by reference to Exhibit 10-Q4 of United Grocers, Inc.'s Registration Statement
       on Form S-2, File No. 33-26631).
10.32  Loan guaranties dated June 12, 1980 and September 30, 1988, given by United
       Grocers, Inc. (predecessor-in interest to the Registrant) for the benefit of C&K Market, Inc., an affiliate of Raymond L. Nidiffer (incorporated by reference to Exhibit 10-I12 to United Grocer's Form 10-K for the fiscal year ended September 30, 1989).
10.33  Agreement for Purchase and Sale and Escrow Instructions dated September 17,
       1997, between United Grocers, Inc. (predecessor-in interest to the
       Registrant) and C&K Market, Inc., an affiliate of Raymond L. Nidiffer
       (incorporated by reference to Exhibit 10.I5 to United Grocers, Inc.'s Form
       10-K for the fiscal year ended October 2, 1998 filed on January 20, 1999,
       File No. 002-60487).
10.34  Stock Purchase Agreement dated November 17, 1997, by and among United
       Grocers, Inc. (predecessor-in interest to the Registrant) and C&K Market, an affiliate of Raymond L. Nidiffer (incorporated by reference to Exhibit
       10.I6 to Form 10-K of United Grocers, Inc. filed on January 20, 1999, File
       No. 002-60487).
10.35  Stock Purchase Agreement dated March 26, 1999 by and among Grocers Capital
       Company, K.V. Mart Co., an affiliate of Darioush Khaledi, Khaledi Family
       Partnership I, Khaledi Family Trust dated May 17, 1995, and Parviz Vazin and Vida Vazin.
10.36  Pledge Agreement dated March 26, 1999 by Khaledi Family Partnership I,
       Khaledi Family Trust dated May 17, 1995, and Parviz Vazin and Vida Vazin in favor of Grocers Capital Company.
10.37  Guaranty dated March 26, 1999 by K.V. Mart Co. in favor of Grocers Capital
       Company.
10.38  Term Loan Agreement dated as of May 12, 2000 between K.V. Mart Co. and
       Unified Western Grocers, Inc. relating to a $7,000,000 Promissory Note due
       May 12, 2005 in favor of Unified Western Grocers, Inc. by K.V. Mart Co.
       (incorporated by reference to Exhibit 10.38 to the Registrant's Form 10-Q for the quarterly period ended July 1, 2000 filed on August 17, 2000,
       File No. 0-10815)
10.39  Security Agreement dated as of May 12, 2000 between K.V. Mart Co. and
       Unified Western Grocers, Inc. relating to the Term Loan Agreement dated as of May 12, 2000 between K.V. Mart Co. and Unified Western Grocers, Inc.
       (incorporated by reference to Exhibit 10.39 to the Registrant's Form 10-Q for the quarterly period ended July 1, 2000 filed on August 17, 2000,
       File No. 0-10815)
10.40  Guaranty dated as of May 12, 2000 by Darioush Khaledi and Shahpar Khaledi,
       husband and wife, Darioush Khaledi, as Trustee of the Khaledi Family Trust
       under Declaration of Trust dated May 17, 1995, K.V. Property Company, and
       Parviz Vazin and Vida Vazin in favor of Unified Western Grocers, Inc.
       issued pursuant to that certain Term Loan Agreement dated as of May 12,
       2000 between K.V. Mart Co. and Unified Western Grocers, Inc. (incorporated by reference to Exhibit 10.40 to the Registrant's Form 10-Q for the
       quarterly period ended July 1, 2000 filed on August 17, 2000, File No. 0-
       10815)
10.41  Stock Collateral Acknowledgement and Consent dated as of May 12, 2000 executed by the shareholders of K.V. Mart Co. (incorporated by reference to
       Exhibit 10.41 to the Registrant's Form 10-Q for the quarterly period ended
       July 1, 2000 filed on August 17, 2000, File No. 0-10815)
10.42  Term Loan Agreement dated as of July 15, 2000 between 1999 Lawndale
       Associates LLC and Unified Western Grocers, Inc. relating to the $3,000,000
       Promissory Note due January 5, 2002 in favor of Unified Western Grocers,
       Inc. by 1999 Lawndale Associates LLC (incorporated by reference to Exhibit
       10.42 to the Registrant's Form 10-Q for the quarterly period ended July 1,
       2000 filed on August 17, 2000, File No. 0-10815)
10.43  Pledge Agreement dated as of July 5, 2000 by and among certain shareholders of K.V. Mart Co., Unified Western Grocers, Inc. and Grocers Capital Company
       relating to the Term Loan Agreement dated as of July 5, 2000 between 1999
       Lawndale Associates LLC and Unified Western Grocers, Inc. (incorporated by reference to Exhibit 10.43 to the Registrant's Form 10-Q for the quarterly period ended July 1, 2000 filed on August 17, 2000, File No. 0-10815)

10.44  Pledge Agreement dated as of July 5, 2000 by and among certain shareholders of K.V. Mart Co., Unified Western Grocers, Inc. and Grocers Capital Company
       relating to the Term Loan Agreement dated as of July 5, 2000 between 1999
       Lawndale Associates LLC and Unified Western Grocers, Inc. (incorporated by reference to Exhibit 10.44 to the Registrant's Form 10-Q for the quarterly period ended July 1, 2000 filed on August 17, 2000, File No. 0-10815)
10.45  Guaranty dated as of July 5, 2000 by shareholders and affiliates of K.V.
       Mart Co. in favor of Unified Western Grocers, Inc. issued pursuant to that certain Term Loan Agreement dated as of July 5, 2000 between 1999 Lawndale
       Associates LLC and Unified Western Grocers, Inc. (incorporated by reference to Exhibit 10.45 to the Registrant's Form 10-Q for the quarterly period ended July 1, 2000 filed on August 17, 2000, File No. 0-10815)
10.46  Trust Agreement for Unified Western Grocers, Inc., effective as of April 1,
       2000, between Registrant and Robert M. Ling, Jr., Richard J. Martin and
       David A. Woodward.
21     Subsidiaries of the Registrant.
27     Financial Data Schedule.

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

                                                  /s/ William O. Cote
                                           By _________________________________
                                                      William O. Cote
                                                 Vice President, Controller

Date: December 20, 2000

              Signature                        Title                    Date
----------------------------------------------------------------------------------

       /s/ Louis A. Amen                     Director            December 20, 2000
 __________________________________
            Louis A. Amen

      /s/ Bill Andronico                     Director            December 20, 2000
 __________________________________
           Bill Andronico

       /s/ David Bennett                     Director            December 20, 2000
 __________________________________
            David Bennett

       /s/ John Berberian                    Director            December 20, 2000
 __________________________________
           John Berberian

      /s/ Edmund K. Davis                    Director            December 20, 2000
 __________________________________
           Edmund K. Davis

     /s/ Kenneth W. Findley                  Director            December 20, 2000
 __________________________________
         Kenneth W. Findley

      /s/ James F. Glassel                   Director            December 20, 2000
 __________________________________
          James F. Glassel

       /s/ David Goodwin                     Director            December 20, 2000
 __________________________________
            David Goodwin

              Signature                        Title                    Date
----------------------------------------------------------------------------------

      /s/ Darioush Khaledi                   Director            December 20, 2000
 __________________________________
          Darioush Khaledi

         /s/ Mark Kidd                       Director            December 20, 2000
 __________________________________
              Mark Kidd

       /s/ Jay McCormack                     Director            December 20, 2000
 __________________________________
            Jay McCormack

       /s/ Mary McDonald                     Director            December 20, 2000
 __________________________________
            Mary McDonald

       /s/ Morrie Notrica                    Director            December 20, 2000
 __________________________________
           Morrie Notrica

      /s/ Peter J. O'Neal                    Director            December 20, 2000
 __________________________________
           Peter J. O'Neal

   /s/ Michael A. Provenzano                 Director            December 20, 2000
 __________________________________
        Michael A. Provenzano

     /s/ Edward J. Quijada                   Director            December 20, 2000
 __________________________________
          Edward J. Quijada

      /s/ Gordon E. Smith                    Director            December 20, 2000
 __________________________________
           Gordon E. Smith

        /s/ Mimi R. Song                     Director            December 20, 2000
 __________________________________
            Mimi R. Song

      /s/ Robert E. Stiles                   Director            December 20, 2000
 __________________________________
          Robert E. Stiles

       /s/ James R. Stump                    Director            December 20, 2000
 __________________________________
           James R. Stump

       /s/ Kenneth Tucker                    Director            December 20, 2000
 __________________________________
           Kenneth Tucker

         /s/ Floyd West                      Director            December 20, 2000
 __________________________________
             Floyd West

     /s/ Richard L. Wright                   Director            December 20, 2000
 __________________________________
          Richard L. Wright

EXHIBIT INDEX

 4.12  Form of Class A Share Certificate.
 4.13  Form of Class B Share Certificate.
 4.24  Amendment No. 1 and Limited Waiver to Note Purchase Agreement, dated as of
       September 14, 2000, by and among Registrant and the Noteholders listed on the signature pages thereto.
 4.26  Amendment No. 1 to Secured Revolving Credit Agreement dated as of November
       18, 1999 by and among Registrant, the Lenders named therein and Rabobank
       Nederland, New York Branch.
 4.27  Amendment No. 2 and Limited Waiver to Secured Revolving Credit Agreement
       dated as of July, 2000 by and among Registrant, the Lenders named therein and Rabobank Nederland, New York Branch.
 10.35 Stock Purchase Agreement dated March 26, 1999 by and among Grocers Capital
       Company, K.V. Mart Co., an affiliate of Darioush Khaledi, Khaledi Family
       Partnership I, Khaledi Family Trust dated May 17, 1995, and Parviz Vazin and Vida Vazin.
 10.36 Pledge Agreement dated March 26, 1999 by Khaledi Family Partnership I,
       Khaledi Family Trust dated May 17, 1995, and Parviz Vazin and Vida Vazin in favor of Grocers Capital Company.
 10.37 Guaranty dated March 26, 1999 by K.V. Mart Co., in favor of Grocers Capital
       Company.
 10.46 Trust Agreement for Unified Western Grocers, Inc., effective as of April 1,
       2000, between Registrant and Robert M. Ling, Jr., Richard J. Martin and
       David A. Woodward.
 21    Subsidiaries of the Registrant.
 27    Financial Data Schedule.