Form 10-K/A
period 2000-09-30
UNIFIED WESTERN GROCERS INC
filed 2001-01-12
CIK 320431

-------------------------------------------------------------------------------

                                             SECURITIES AND EXCHANGE COMMISSION

                                                         Washington, D.C. 20549

-------------------------------------------------------------------------------
                                                                    FORM 10-K/A
                                                              (AMENDMENT NO. 1)
-------------------------------------------------------------------------------

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

-------------------------------------------------------------------------------

THE PURPOSE OF THIS AMENDMENT IS TO AMEND THE FOLLOWING ITEM OF REGISTRANT'S ANNUAL REPORT ON FORM 10-K FOR THE FISCAL YEAR ENDED SEPTEMBER 30, 2000 AS
FOLLOWS:

PART II

Item 8. FINANCIAL STATEMENTS

    To amend the last paragraph of Item 8.

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

The Company is a member of RAF Limited Liability Company ("RAF"). The only other member is Wright's Foodliner, Inc., an entity controlled by Director Richard L. Wright. Wright's Foodliner, Inc. is the managing member of RAF. During fiscal 1999, RAF purchased groceries and other products in the ordinary course of business from United on the same terms and conditions as United's other members. In October, 1999, the store was closed and the parties are in the process of liquidating RAF in accordance with the terms of the limited liability company operating agreement. Pursuant to that agreement, the Company is currently obligated to fund a payment to Wright's Foodliner, Inc. of approximately $389 thousand and may be obligated to fund additional amounts depending on final resolution of issues relating to the liquidation.

                                  SIGNATURES

Pursuant to the requirements of Section 13 or Section 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                            UNIFIED WESTERN GROCERS, INC.

                                                   /s/ Robert M. Ling, Jr.
                                            By ________________________________
                                                    Robert M. Ling, Jr.
                                             Executive Vice President, General
                                                          Counsel
                                                       and Secretary
Date: January 12, 2001


34