Form 10-Q
period 2000-12-30
UNIFIED WESTERN GROCERS INC
filed 2001-02-13
CIK 320431

                      SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 20549
                                   Form 10-Q

(Mark One)
[X] QUARTERLY REPORT PURSUANT TO SECTION 3 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

For the quarterly period ended  December 30, 2000
                               ------------------

                                      AND
[_] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

                       Commission file number   0-10815
--------------------------------------------------------------------------------

                         Unified Western Grocers, Inc.
--------------------------------------------------------------------------------
            (Exact name of registrant as specified in its charter)

           California                                     95-0615250
--------------------------------------------------------------------------------
(State or other jurisdiction of                           (I.R.S. Employer
incorporation or organization)                            Identification No.)

5200 Sheila Street, Commerce, CA                          90040
--------------------------------------------------------------------------------
(Address of principal executive offices)                  (Zip Code)

Registrant's telephone number, including area code  (323) 264-5200
                                                  ----------------

________________________________________________________________________________
  (Former Name, Former Address and Former Fiscal Year, if Changed Since Last
                                    Report)

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

Indicate by check mark whether the registrant has filed all documents and reports required to be filed by Sections 12, 13, or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan
confirmed by a court.  Yes   _____  No ____


                     APPLICABLE ONLY TO CORPORATE ISSUERS

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date. Outstanding Shares on or about January 27, 2001:

                          Class A Shares      66,608
                          Class B Shares     414,777
                          Class C Shares          24

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements
----------------------------

                UNIFIED WESTERN GROCERS, INC. AND SUBSIDIARIES
                     CONSOLIDATED CONDENSED BALANCE SHEETS
                                  (UNAUDITED)
                            (dollars in thousands)


                                                                       September 30,      December 30,
                                                                           2000              2000
                                                                      ---------------------------------
ASSETS

Current:
    Cash and cash equivalents                                         $  10,355             $ 11,772
    Accounts and notes receivable, net                                  190,654              173,928
    Inventories                                                         230,259              223,134
    Prepaid expenses                                                      6,493                6,325
    Deferred taxes                                                       14,210               14,210
                                                                       -----------------------------
          Total current assets                                          451,971              429,369

Properties, net                                                         123,374              124,129
Investments                                                              43,585               54,443
Notes receivable                                                         46,780               50,727
Goodwill, net                                                            55,745               55,385
Other assets, net                                                        44,395               45,353
                                                                      ------------------------------
      TOTAL ASSETS                                                    $ 765,850             $759,406
                                                                      ==============================


LIABILITIES AND SHAREHOLDERS' EQUITY

Current:
    Accounts payable                                                  $ 214,607             $185,195
    Accrued liabilities                                                  77,258               76,406
    Current portion of notes payable                                     10,760               11,962
    Patrons' excess deposits and estimated patronage dividends           16,428               16,566
                                                                       -----------------------------
          Total current liabilities                                     319,053              290,129

Notes payable, due after one year                                       259,229              285,745
Long-term liabilities, other                                             62,114               61,827
Patrons' deposits and certificates:
     Patrons' required deposits                                          21,970               20,471
     Subordinated patronage dividend certificates                         5,926                4,064
Shareholders' equity:
     Class A Shares                                                      10,899               11,156
     Class B Shares                                                      74,870               74,368
     Additional paid in capital                                          18,095               18,095
     Accumulated deficit                                                 (5,572)              (6,480)
     Accumulated other comprehensive (loss) earnings                       (734)                  31
                                                                       -----------------------------
          Total shareholders' equity                                     97,558               97,170
                                                                       -----------------------------
    TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY                         $765,850             $759,406
                                                                       =============================

       The accompanying notes are an integral part of these statements.

                UNIFIED WESTERN GROCERS, INC. AND SUBSIDIARIES
                CONSOLIDATED CONDENSED STATEMENTS OF OPERATIONS
                                  (UNAUDITED)
                            (dollars in thousands)

                                                                                      THIRTEEN WEEKS ENDED
                                                                               -------------------------------
                                                                                   January 1,     December 30,
                                                                                      2000           2000
                                                                               -------------------------------
Net sales                                                                       $   819,415           $740,572

Costs and expenses:
   Cost of sales                                                                    735,649            659,349
   Distribution, selling and administrative                                          77,611             70,049
                                                                               -------------------------------
Operating income                                                                      6,155             11,174

Interest expense                                                                      7,205              7,473
                                                                               -------------------------------
(Loss) earnings before estimated patronage dividends,
 benefit for income taxes and change in
 accounting principle                                                                (1,050)             3,701

Estimated patronage dividends                                                        (2,728)            (4,640)
                                                                               -------------------------------

Loss before benefit for income tax and change in accounting principle                (3,778)              (939)
Benefit for income taxes                                                               (948)                 -
                                                                                ------------------------------

Loss before change in accounting principle                                           (2,830)              (939)
Cumulative effect of adopting SFAS No. 133, net of income taxes                           -                 31
                                                                               -------------------------------

Net loss                                                                             (2,830)              (908)
                                                                               -------------------------------
Other comprehensive (loss) earnings, net of income taxes:
     Cumulative effect of adopting SFAS No. 133                                           -              1,143
     Unrealized holding (loss) gains                                                    (59)               532
     Fair value adjustment interest rate collar agreement                                 -               (910)
                                                                               -------------------------------
Other comprehensive (loss) income                                                       (59)               765
                                                                               -------------------------------
Comprehensive loss                                                              $    (2,889)          $   (143)
                                                                                ==============================

       The accompanying notes are an integral part of these statements.

                UNIFIED WESTERN GROCERS, INC. AND SUBISIDIARIES
          CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS (UNAUDITED)
           THIRTEEN WEEKS ENDED JANUARY 1, 2000 AND DECEMBER 30, 2000
                             (dollars in thousands)

                                                                                 THIRTEEN WEEKS ENDED
                                                                    --------------------------------------
                                                                            January 1,       December 30,
                                                                               2000             2000
                                                                    --------------------------------------
Cash flows from operating activities:
Net loss                                                                   $ (2,830)             $   (908)
   Adjustments to reconcile net loss to net
      cash utilized by operating activities:
     Depreciation and amortization                                            7,458                 6,161
     Loss (gain) on disposal of properties                                      105                   (81)
     Changes in operating assets and liabilities:
        Accounts and notes receivable, net                                   11,891                16,726
        Inventories                                                           9,582                 7,125
        Prepaid expenses                                                       (537)                  168
        Notes receivable                                                         55                (3,947)
        Accounts payable                                                    (23,503)              (29,412)
        Accrued liabilities                                                  (4,953)                 (852)
        Patrons' excess deposits and estimated
           patronage dividends                                                1,004                   138
        Long-term liabilities, other                                          1,443                  (287)
                                                                    -------------------------------------
Net cash utilized by operating activities                                      (285)               (5,169)
                                                                    -------------------------------------


Cash flows from investing activities:
   Purchase of properties                                                    (8,642)               (6,109)
   Proceeds from sales of properties                                             82                   990
   Increase in other assets                                                  (3,834)               (2,314)
   Investment in securities, net                                                 86               (10,093)
                                                                    -------------------------------------
Net cash utilized by investing activities                                   (12,308)              (17,526)
                                                                    -------------------------------------

Cash flows from financing activities:
   Additions to long-term notes payable                                      37,700                28,500
   Reduction of long-term notes payable                                        (363)                    -
   Additions to short-term notes payable                                          -                 2,825
   Reduction of short-term notes payable                                     (2,352)               (4,193)
   Redemption of patronage dividend certificates                                  -                (1,862)
   Increase (decrease) in members' required deposits                          1,375                (1,499)
   Repurchase of shares from members                                           (493)                    -
   Issuance of shares to members                                                 38                   341
                                                                    -------------------------------------
Net cash provided by financing activities                                    35,905                24,112
                                                                    -------------------------------------

Net increase in cash and cash equivalents                                    23,312                 1,417
Cash and cash equivalents at beginning of year                               17,057                10,355
                                                                    -------------------------------------
Cash and cash equivalents at end of period                                 $ 40,369              $ 11,772
                                                                    =====================================

Supplemental disclosure of cash flow information:
Cash paid during the period for:
   Interest                                                                $  4,112              $  7,555
   Income taxes                                                                   -                    64

Supplemental disclosure of non-cash item:
  Issuance of subordinated redemption notes to repurchase
   Class B Shares from members                                                    -              $    586

       The accompanying notes are an integral part of these statements.

                 UNIFIED WESTERN GROCERS, INC. AND SUBSIDIARIES
              NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS

1. The consolidated condensed financial statements include the accounts of Unified Western Grocers, Inc. and all of its subsidiaries (the "Company" or "Unified"). Intercompany transactions and accounts with subsidiaries have been eliminated. The interim financial statements included herein have been prepared by the Company without audit, pursuant to the rules and regulations promulgated by the Securities and Exchange Commission (the "Commission"). Certain information and footnote disclosures normally included in the financial statements prepared in accordance with generally accepted accounting principles have been omitted pursuant to Commission rules and regulations; nevertheless, management believes that the disclosures are adequate to make the information presented not misleading. These condensed financial statements should be read in conjunction with the audited financial statements and notes thereto included in the Company's latest annual report filed on Form 10-K. The results of operations for the interim periods are not necessarily indicative of the results for the full year.

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

2. On September 27, 1999, the shareholders of Unified and United Grocers, Inc. ("United") each approved the provisions of a merger agreement (the "Merger"). The Merger became effective on September 29, 1999 and was accounted for as a purchase pursuant to Accounting Principles Board Opinion No. 16, "Business Combinations."

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

     In connection with the Merger, the Company established a reserve for the closure of various facilities. Periodic charges against the reserve represent lease costs for non-subleased facilities and rental income shortfalls for subleased facilities. The amount of this reserve and current period charges against the reserve are presented below.

                Balance at September 30, 2000      $ 4,534,000
                Charges to the reserve                (194,000)
                                                   -----------
                Balance at December 30, 2000       $ 4,340,000
                                                   ===========

3. The Company has identified one reportable segment - Wholesale Distribution. The Company is a grocery wholesaler cooperative serving independent supermarket operators. As a cooperative, the Company is owned by member-patron shareholders that are independent supermarket operators and remits a patronage dividend to its shareholders based on earnings from the wholesale activities with its owners. The Company's principal business activities are to provide food and food-related products to member and non-member supermarket operators. Over 95% of its net sales and operating profits are derived from the wholesale distribution of food and food-related products to supermarket operators. Additionally, approximately 80% of the Company's assets are related to the wholesale distribution of food and food-related products to supermarket operators.

     All other activities of the Company are included in the caption "All Other", and include the aggregation of retail sales, finance, insurance, and other services provided to independent supermarket operators. None of these services individually meet the quantitative thresholds of a reportable segment.

     Information about the Company's operations by segment is as follows (in thousands):

                                                                       Thirteen Weeks Ended
                                                               ----------------------------------
                                                                    January 1,      December 30,
                                                                       2000            2000
                                                               ----------------------------------
Net sales
  Wholesale distribution                                        $   785,518            $  717,920
  All other                                                          69,656                51,583
  Intersegment elimination                                          (35,759)              (28,931)
                                                               ----------------------------------
Total net sales                                                 $   819,415            $  740,572
                                                               ----------------------------------

Operating income
  Wholesale distribution                                        $    10,352            $   12,340
  All other                                                          (4,197)               (1,166)
                                                               ----------------------------------
Total operating income                                          $     6,155            $   11,174
                                                               ----------------------------------


Interest expense                                                $     7,205            $    7,473
Estimated patronage dividends                                         2,728                 4,640
                                                               ----------------------------------
Loss before benefit for income taxes                            $    (3,778)           $     (939)
                                                               ----------------------------------

Depreciation and amortization
  Wholesale distribution                                        $     6,861            $    5,615
  All other                                                             597                   546
                                                               ----------------------------------
Total depreciation and amortization                             $     7,458            $    6,161
                                                               ----------------------------------

Capital expenditures
  Wholesale distribution                                        $    3,222             $    5,922
  All other                                                          5,420                    187
                                                               ----------------------------------
Total capital expenditures                                      $    8,642             $    6,109
                                                               ----------------------------------

Identifiable assets
  Wholesale distribution                                        $   613,999            $  607,209
  All other                                                         143,435               152,197
                                                               ----------------------------------
Total identifiable assets                                       $   757,434            $  759,406
                                                               ----------------------------------

4. The Jerome Lemelson Foundation (the "Foundation"), which asserts ownership of certain patents relating to bar code technology, issued a demand that the Company enter into a license agreement with respect to certain patented technology which the Company is claimed to use and which allegedly infringes upon patents issued to Jerome Lemelson, which patents, upon the death of Jerome Lemelson, were assigned to the Foundation. The Company has been advised that the Foundation has filed an action against the Company and others asserting patent infringement and seeking damages in unspecified amounts. The Foundation continues to seek a negotiated settlement of its claim. Due to the early stage of the proceeding, the Company is unable to assess the merits of the lawsuit or to determine its potential liability, if any. The Company intends to vigorously defend the action.

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

5. The Financial Accounting Standards Board issued Statement of Financial Accounting Standards ("SFAS") No. 133, "Accounting for Derivative Instruments and Hedging Activities," which establishes accounting and reporting standards for derivative instruments, including certain derivative instruments embedded in other contracts, and for hedging activities. The statement requires that the Company recognize all derivatives as either assets or liabilities in the balance sheet and measure those instruments at fair value. As amended, this statement is effective for all fiscal quarters of fiscal years beginning after June 15, 2000.

     Unified makes limited use of hedge agreements, primarily to manage the risk associated with interest rates of its debt agreement. Additionally, Unified has invested in convertible bonds. The convertible feature of the bonds constitutes an embedded derivative, as defined by SFAS No. 133.

     The Company entered into a five-year interest rate collar agreement during February 1999 in relation to certain borrowings on its variable rate revolving credit facility. Under the provisions of SFAS No. 133, the fair value of the collar must be reflected in the Company's financial statements. On October 1, 2000 the Company recognized the fair value of the collar, which totaled $1,195,000, as a cumulative effect of adopting SFAS No. 133 in other comprehensive (loss) earnings. Additionally, SFAS No.133 requires that the fair value of the collar be adjusted on a quarterly basis with the change in fair value being recorded as an adjustment to other comprehensive (loss) earnings. Due to changes in interest rates during first quarter 2001, the fair market value of the collar was $285,000 at December 30, 2000; accordingly, the Company recorded a charge against the fair value of the collar of $910,000.

    The Company's Insurance operation holds investments in various marketable securities and high-grade convertible bonds. Prior to the adoption of SFAS No. 133, the Company classified its convertible bonds as available for sale in its financial statements. Changes in the fair value of the bonds were recorded in the accumulated other comprehensive income component of shareholders' equity in the Company's consolidated condensed balance sheet. With the adoption of SFAS No. 133, these bonds were reclassified as trading securities. As a result of adopting SFAS No. 133 and changing the classification of convertible bonds to trading securities, the Company recognized in its first quarter 2001 consolidated condensed statements of operations a cumulative charge of $52,000 to other comprehensive (loss) earnings. The cumulative adjustment includes $31,000, which represents the recording of the fair value of the embedded derivative at October 1, 2000 as prescribed by SFAS No. 133. The remaining $21,000 represents the realization of the previously unrealized holding gains on the convertible bonds due to the reclassification of the convertible bonds from available for sale to trading securities. This amount had been previously recorded as a component of other comprehensive (loss) earnings. Subsequent changes in the fair value of these convertible bonds will be recorded in the consolidated condensed statements of operations.

     In December 1999, the Securities and Exchange Commission issued Staff Accounting Bulletin No. 101 ("SAB No.101") which summarizes certain of the staff's views in applying generally accepted accounting principles to revenue recognition in financial statements. The effective date of SAB No.101 for the Company is the quarter ending September 29, 2001. The application of SAB No.101 will not have a material impact on the Company's financial position or its results of operations.

     SFAS No. 140, "Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities," provides accounting and reporting standards for transfers and servicing of financial assets and extinguishments of liabilities based on consistent application of a financial components approach that focuses on control. This statement is effective for transfers and servicing of financial assets and extinguishments of liabilities occurring after March 31, 2001 and is to be applied prospectively. Management is in the process of determining the effect on the Company's financial statements.

Item 2.  Management's Discussion and Analysis of Financial Condition and Results
--------------------------------------------------------------------------------
of Operations
-------------

Liquidity and Capital Resources

     The Company relies upon cash flow from operations, patron deposits, shareholdings, and borrowings under the Company's credit lines, to finance operations. Net cash utilized by operating activities totaled $5.2 million for the first thirteen weeks of fiscal 2001 (the "2001 period"), as compared to net cash utilized by operating activities of $0.3 million for the first thirteen weeks of fiscal 2000 (the

"2000 period"). Net cash utilized for the 2001 period is primarily due to decreased accounts payable offset by reductions in accounts receivable and inventories in the distribution operations. The Company typically experiences these seasonal fluctuations surrounding the holiday period ending in December. The 2000 period was less dramatically impacted due to Merger related activities and the Y2K preparedness build up. At December 30, 2000, working capital was $139.2 million, as compared to $132.9 million at September 30, 2000, and the Company's current ratio was 1.5 to 1 at December 30, 2000 and 1.4 to 1 at September 30, 2000.

     The Company issued Patronage Certificates for fiscal years 1993, 1994 and 1995. The outstanding Patronage Certificates have a seven-year term and bear interest payable on December 15 of each year. In December 2000, the Company redeemed the Patronage Certificates issued in 1993 for approximately $1.8 million.

     Capital expenditures totaled $6.1 million in the first thirteen weeks of fiscal 2001. The fiscal 2001 expenditures were primarily attributable to the purchase of previously leased warehousing and store equipment.

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

     Unified also has notes outstanding to certain insurance companies and pension funds which are comprised of $77.2 million of 7.72% senior notes due April 2008, and $40 million of 8.71% senior notes due October 2009, both of which are secured by property, plant and equipment.

     The credit agreements contain customary representations, warranties, covenants and default provisions for these types of financing.

     In December 2000, the Company purchased 80,000 shares of Preferred Stock of C&K Market, Inc. ("C&K") for $8.0 million. Douglas H. Nidiffer, a nominee for director of the Company, is a shareholder, director and officer of C&K. In connection with the stock purchase transaction, C&K executed a ten-year Supply Agreement and the shareholders of C&K granted to the Company a put with respect to the Preferred Stock, exercisable upon occurrence of designated events including the nonpayment of permitted dividends or mandatory redemption payments. The Preferred Stock bears a 9.5% cumulative dividend rate, with cash payment of dividends deferred until November 15, 2002, and then payable only if permitted by applicable loan agreements. The Preferred Stock is convertible into 15% of the common stock of C&K under certain circumstances.

     At December 30, 2000, the Company had net deferred tax assets totaling $22.6 million, of which $14.6 million related to net operating loss carryforwards that expire in various years through 2019. The Company has established a valuation allowance of $6.6 million to reduce the net deferred tax assets to their net realizable value as the Company may not realize the entire net operating loss carryforwards before their expiration. The valuation allowance is primarily related to retail store losses which include stores the Company has retained as a result of the Albertson's agreement. The remaining balance of the net deferred tax asset is expected to be realized through future operating results, reversal of taxable temporary differences, and tax planning strategies.

     Unified distributes at least 20% of the patronage dividends in cash and distributes Class B Shares as a portion of the patronage dividends distributed to its member-patrons. Dairy patronage dividends were paid in cash in the periods presented. Patrons are generally required to maintain cash subordinated deposits with Unified and member-patrons may purchase (or acquire as patronage dividends) Class B Shares to apply against this requirement. In the Merger, former United members were provided the opportunity to build the minimum subordinated deposit over time, provided that they agree to assign 80% of patronage dividends received for this purpose and maintain a supply agreement with Unified until the minimum deposit condition is satisfied. Upon termination of patron status, the withdrawing patron will be entitled to recover deposits in excess of its obligations to Unified if permitted by the applicable subordination provisions, and a member-patron also will be entitled to have its shares redeemed, subject to applicable legal requirements, company policies and credit agreement limitations. With certain exceptions, Unified's current redemption policy limits the Class B Shares that Unified is obligated to redeem in any fiscal year to 5% of the number of Class B Shares deemed outstanding at the end of the preceding fiscal year. For fiscal 2000, this limitation was exceeded by repurchases of shares in connection with the Merger. In connection with the Merger, Unified redeemed 71,310 Class B Shares of discontinued members for a total consideration before set-offs of $13.4 million. As described in the Form 10-K, Unified is not obligated during fiscal 2001 and 2002 to repurchase Class B Shares of terminated members until after September 27, 2002.

     Redemption of all capital stock is subject to limitations imposed by the Articles of Incorporation and Bylaws, credit agreements to which the Company is a party, and restrictions imposed by law on the ability of a company to redeem its own shares. As a California corporation, the Company is subject to the provisions of the California General Corporation Law including Section 500 which limits the ability of the Company to make distributions, including distributions to repurchase its own shares and any payments on notes issued to repurchase Unified shares. Section 500 permits such repurchase and note payments only when retained earnings calculated in accordance with generally accepted accounting principles ("GAAP") equal or exceed the amount of any proposed distribution or an alternative asset/liability ratio test is met. Historically through the operations of its subsidiaries, the Company has maintained sufficient retained earnings to accomplish its share repurchase program. As a result of expenses associated with the Merger with United, current operating losses of subsidiaries acquired from United as well as operating losses of retail stores owned by the Company, including stores acquired from Albertson's for resale to members or others, the Company's retained earnings have been depleted such that they are currently inadequate to permit repurchase of Company shares. The repurchase test permitted under Section 500 based on the ratio of assets to liabilities determined under GAAP with certain adjustments cannot currently be met since the Company relies heavily on borrowings to finance its operations. The Company is also a party to credit agreements containing financial and other covenants, which limit the ability of the Company to make purchases of capital stock under certain circumstances. The Company has established a trust for the purpose of facilitating the transfer of shares by Unified members obligated or entitled to sell shares in accordance with the Company's redemption policy to existing members or new members who are authorized by the Board of Directors to buy shares in accordance with the Bylaws, during periods when the Company is legally unable to buy shares or otherwise elects to cause or permit outstanding shares to be transferred between members. Funds used to purchase shares from selling members are exclusively sourced from funds provided by buying members.

Results of Operations

     The following table sets forth selected financial data of the Company expressed as a percentage of net sales for the periods indicated below:

                                                                            For the Thirteen Weeks Ended
                                                                   --------------------------------------------
                                                                       January 1, 2000      December 30, 2000
                                                                   --------------------------------------------
Net sales                                                                   100.0%                100.0%
Cost of sales                                                                89.8                  89.0
Distribution, selling and administrative                                      9.5                   9.5
Operating income                                                              0.7                   1.5
Interest expense                                                              0.9                   1.0
(Loss) earnings before estimated patronage dividends,
 benefit for income taxes and change in accounting principle                 (0.2)                  0.5
Estimated patronage dividends                                                (0.3)                 (0.6)
Loss before benefit for income taxes and change in accounting
 principle                                                                   (0.5)                 (0.1)
Benefit for income taxes                                                     (0.1)                 (0.0)
Loss before change in accounting principle                                   (0.4)                 (0.1)
Cumulative effect of adopting SFAS No. 133                                   (0.0)                 (0.0)
Net loss                                                                     (0.4)                 (0.1)

Thirteen Week Period

Net sales

          Net sales totaled $740.6 million for the 2001 period as compared to $819.4 million in the 2000 period. The sales decrease of $78.8 million represents a 9.6% decrease over the 2000 period. The decrease in sales is primarily related to the following:

 .    The Company experienced a $41.0 million reduction in distribution volume due to certain chain store supplemental business that transitioned to self-distribution, store closures of independent supermarket owners in the Pacific Northwest and strong sales in the 2000 period related to Y2K preparedness which were not repeated in the 2001 period. The reduction in volume was offset by price increases in the former United operations and in Northern California.

 .    The Company's owned retail locations had lower volume for the 2001 period as compared to the 2000 period by $22.0 million. The reduction is primarily due to the closure of two Albertson's divestiture stores ("Divestiture Stores"), and an overall volume decline in the remaining store locations due to competitive pressures and strong sales in the 2000 period related to Y2K preparedness which were not repeated in the 2001 period.

 .    In the fiscal 2000 period, the Company had $15.8 million of low margin non-
     member activity associated with the former United operations. The Company subsequently eliminated this activity as part of its overall profit improvement and Merger integration activities.

Cost of sales

          In the 2001 period cost of sales were $659.3 million (89.0% of net sales) compared to $735.6 million (89.8% of net sales) in the 2000 period. The decline in overall cost of sales is due to lower sales volume and increased distribution margins of the former United operations. The 2000 period had margin shortfalls from the former United operations that were subsequently corrected. The resulting margin improvement for the 2001 period was partially offset by the reduction in the Company's retail sales that normally have higher margins than distribution activity.

Distribution, selling and administrative

          Distribution, selling and administrative expenses were $70.0 million (9.5% of net sales) in the 2001 period, as compared to $77.6 million (9.5% of net sales) in the 2000 period. The reduction of expenses is due to several factors. Certain distribution costs are variable and will fluctuate as volume fluctuates. Additionally, the Company was successful in realizing cost reductions from the Merger with United through the elimination of duplicate facilities in Northern California and the integration of marketing, administration and information services activities.

Interest

          Interest expense was $7.5 million (1.0% of net sales) in the 2001 period as compared to $7.2 million (0.9% of net sales) in the 2000 period. The Company's effective borrowing rates for the 2001 and 2000 periods were 8.5% and 8.2% respectively, and the Company's average borrowing levels remained consistent for the 2001 and 2000 periods.

Estimated patronage dividends

          Estimated patronage dividends increased $1.9 million to $4.6 million for the 2001 period as compared to $2.7 million for the 2000 period. Estimated patronage earnings for fiscal 2001 are comprised of the interim patronage earnings from the Company's two patronage pools: the cooperative and dairy divisions. For the 2001 period, the Company had an interim patronage income of $2.0 million in the cooperative division and patronage income of $2.6 million from the dairy division. For the 2000 period, the Company had an interim patronage loss of $0.4 million in the cooperative division and patronage earnings of $3.1 million from the dairy division.

Net (loss)

        Net loss for the 2001 period was $0.9 million compared to a net loss of $2.8 million for the 2000 period. The losses experienced for the 2001 and 2000 periods are predominately due to store closure costs and operating losses from the Divestiture Stores. Net losses are generated by the Company's subsidiaries and nonpatronage activities.

        In the 2001 period, the Company liquidated the Grocers Equipment Company subsidiary into Unified and the member services previously provided by that subsidiary are now provided by the Company as a part of its cooperative division. The Company intends to sell or close unprofitable retail operations and is evaluating under-performing subsidiary operations.

Item 3. Quantitative and Qualitative Disclosures About Market Risk.
--------------------------------------------------------------------

        Unified has only limited involvement with derivative financial instruments.

        Unified entered into a five-year interest rate collar agreement in February 1999 in relation to certain borrowings on its variable rate revolving credit. The collar agreement was put in place without incurring a fee with respect to the collar transaction. The hedge agreement is structured such that Unified pays a variable rate of interest between 6% (cap rate) and 4.94% (floor rate) based on a notional amount of $50,000,000. The weighted average interest rate, prior to lender's margin, on borrowings on the revolving credit was 6.74% at December 30, 2000. The fair market value of the collar agreement at December 30, 2000 was $285,000.

        With the adoption of SFAS No. 133, the Company's investments in convertible bonds were reclassified from available for sale securities to trading securities. As a result of changing the classification of the convertible bonds, the Company is subject to market risk associated with fluctuations in interest rates and the market value of the embedded conversion feature.

PART II.  OTHER INFORMATION

Item 6. Exhibits and Reports on Form 8-K.
-----------------------------------------

(a)     Exhibits

10.5 Amendment No. 1999-I to Unified Western Grocers, Inc. Executive Salary Protection Plan II, effective as of January 1, 1999.

10.6 Amendment No. 2000-I to Unified Western Grocers, Inc. Executive Salary Protection Plan II, effective as of January 1, 2000.

10.47 Preferred Stock Purchase Agreement by and between C & K Market, Inc. and Unified Western Grocers, Inc. dated as of December 19, 2000.

10.48 Shareholders Agreement by and among Unified Western Grocers, Inc., C & K Market, Inc. and designated shareholders of C & K Market, Inc. dated as of December 19, 2000.



(b)     Reports on Form 8-K

        None

     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Dated:  February 12, 2001


                        Unified Western Grocers, Inc.
                        -----------------------------
                                 (Registrant)


                        By      /s/ Alfred A. Plamann
                           --------------------------
                              Alfred A. Plamann
                                 President and
                            Chief Executive Officer



                        By      /s/ Richard J. Martin
                           --------------------------
                             Richard J. Martin
                           Executive Vice President,
                            Finance & Administration
                          and Chief Financial Officer


                        By      /s/ William O. Cote
                           ------------------------
                             William O. Cote
                           Vice President, Controller

                                 EXHIBIT LIST

10.5 Amendment No. 1999-I to Unified Western Grocers, Inc. Executive Salary Protection Plan II, effective as of January 1, 1999.

10.6 Amendment No. 2000-I to Unified Western Grocers, Inc. Executive Salary Protection Plan II, effective as of January 1, 2000.

10.47 Preferred Stock Purchase Agreement by and between C & K Market, Inc. and Unified Western Grocers, Inc. dated as of December 19, 2000.

10.48 Shareholders Agreement by and among Unified Western Grocers, Inc., C & K Market, Inc. and designated shareholders of C & K Market, Inc. dated as of December 19, 2000. 10.5 Amendment No. 1999-I to Unified Western Grocers, Inc. Executive Salary Protection Plan II, effective as of January 1, 1999.