Form 10-Q
period 2001-03-31
UNIFIED WESTERN GROCERS INC
filed 2001-05-14
CIK 320431

                      SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 20549
                                   Form 10-Q

(Mark One)
[X]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
     SECURITIES EXCHANGE ACT OF 1934.

For the quarterly period ended  March 31, 2001
                               ---------------

                                      AND

[_]  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
     SECURITIES EXCHANGE ACT OF 1934.

                        Commission file number 0-10815
--------------------------------------------------------------------------------

                          Unified Western Grocers, Inc.
--------------------------------------------------------------------------------
             (Exact name of registrant as specified in its charter)

                          California                                         95-0615250
----------------------------------------------------------------------------------------------
(State or other jurisdiction of incorporation or organization)          (I.R.S. Employer
                                                                        Identification No.)

5200 Sheila Street, Commerce, CA                             90040
--------------------------------------------------------------------------------
(Address of principal executive offices)                     (Zip Code)

Registrant's telephone number, including area code        (323) 264-5200
                                                   -----------------------------

________________________________________________________________________________
           (Former Name, Former Address and Former Fiscal Year, if
                          Changed Since Last Report)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing
requirements for the past 90 days. Yes  X    No ____
                                       ---

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

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date. Outstanding Shares on or about April 28, 2001:

                Class A Shares                   67,908
                Class B Shares                  414,777
                Class C Shares                       18

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements
----------------------------

                UNIFIED WESTERN GROCERS, INC. AND SUBSIDIARIES
                     CONSOLIDATED CONDENSED BALANCE SHEETS
                                  (UNAUDITED)
                            (dollars in thousands)

                                                                September 30,   March 31,
                                                                    2000           2001
                                                                -------------------------
ASSETS

Current:
     Cash and cash equivalents                                    $  10,355    $  12,365
     Accounts and notes receivable, net                             190,654      173,413
     Inventories                                                    230,259      227,675
     Prepaid expenses                                                 6,493        7,404
     Deferred taxes                                                  14,210       14,210
                                                                -------------------------
             Total current assets                                   451,971      435,067

Properties, net                                                     123,374      123,873
Investments                                                          43,585       54,612
Notes receivable                                                     46,780       51,386
Goodwill, net                                                        55,745       55,025
Other assets, net                                                    44,395       47,026
                                                                ------------------------
     TOTAL ASSETS                                                 $ 765,850    $ 766,989
                                                                ========================


LIABILITIES AND SHAREHOLDERS' EQUITY

Current:
     Accounts payable                                             $ 214,607    $ 161,445
     Accrued liabilities                                             77,258       85,693
     Current portion of notes payable                                10,760       11,671
     Patrons' excess deposits and estimated patronage dividends      16,428       17,411
                                                                  ----------------------
             Total current liabilities                              319,053      276,220

Notes payable, due after one year                                   259,229      308,547
Long-term liabilities, other                                         62,114       62,621
Patrons' deposits and certificates:
     Patrons' required deposits                                      21,970       20,290
     Subordinated patronage dividend certificates                     5,926        4,056
Shareholders' equity:
     Class A Shares: 67,208 issued and outstanding                   10,899       11,434
     Class B Shares: 414,777 issued and outstanding                  74,870       73,531
     Additional paid in capital                                      18,095       18,095
     Accumulated deficit                                             (5,572)      (8,125)
     Accumulated other comprehensive (loss) earnings                   (734)         320
                                                                  ----------------------
             Total shareholders' equity                              97,558       95,255
                                                                  ----------------------
     TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY                   $ 765,850    $ 766,989
                                                                  ======================

       The accompanying notes are an integral part of these statements.

                UNIFIED WESTERN GROCERS, INC. AND SUBSIDIARIES
                CONSOLIDATED CONDENSED STATEMENTS OF OPERATIONS
                                  (UNAUDITED)
                            (dollars in thousands)

                                                                THIRTEEN WEEKS ENDED         TWENTY-SIX WEEKS ENDED
                                                            --------------------------------------------------------
                                                              April 1,      March 31,       April 1,       March 31,
                                                                2000           2001           2000            2001
                                                            --------------------------------------------------------
Net sales                                                   $   742,287    $   705,404    $ 1,561,702      1,445,976
Costs and expenses:
   Cost of sales                                                660,279        628,235      1,395,928      1,287,584
   Distribution, selling and administrative                      74,127         68,520        151,738        138,569
                                                            --------------------------------------------------------
Operating income                                                  7,881          8,649         14,036         19,823
Interest expense                                                  7,303          7,364         14,508         14,837
                                                            --------------------------------------------------------
Earnings (loss) before estimated patronage dividends,
   benefit for income taxes and change in
   accounting principle                                             578          1,285           (472)         4,986
Estimated patronage dividends                                    (3,830)        (2,930)        (6,558)        (7,570)
                                                            --------------------------------------------------------
Loss before benefit for income tax and change in
   accounting principle                                          (3,252)        (1,645)        (7,030)        (2,584)
Benefit for income taxes                                         (1,068)             -         (2,016)             -
                                                            --------------------------------------------------------
Loss before change in accounting principle                       (2,184)        (1,645)        (5,014)        (2,584)
Cumulative effect of adopting SFAS No. 133, net of
   income taxes                                                       -              -              -             31
                                                            --------------------------------------------------------
Net loss                                                         (2,184)        (1,645)        (5,014)        (2,553)
                                                            --------------------------------------------------------

Other comprehensive (loss) earnings, net of income
taxes:
     Cumulative effect of adopting SFAS No. 133                       -              -              -          1,143
     Fair value adjustment interest rate collar agreement             -            135              -           (775)
     Unrealized holding (loss) gains                                (55)           154           (114)           686
                                                            --------------------------------------------------------
Other comprehensive (loss) income                                   (55)           289           (114)         1,054
                                                            --------------------------------------------------------
Comprehensive loss                                          $    (2,239)   $    (1,356)   $    (5,128)   $    (1,499)
                                                            ========================================================

       The accompanying notes are an integral part of these statements.

                UNIFIED WESTERN GROCERS, INC. AND SUBISIDIARIES
                CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS
                                  (UNAUDITED)
            TWENTY-SIX WEEKS ENDED APRIL 1, 2000 AND MARCH 31, 2001
                            (dollars in thousands)

                                                                             TWENTY-SIX WEEKS ENDED
                                                                         ---------------------------
                                                                          April 1,         March 31,
                                                                            2000             2001
                                                                         ---------------------------
Cash flows from operating activities:
Net loss                                                                 $ (5,014)          $ (2,553)
   Adjustments to reconcile net loss to net
      cash provided (utilized) by operating activities:
     Depreciation and amortization                                         14,608             12,137
     Gain on disposal of properties                                            (2)               (95)
     Changes in operating assets and liabilities:
        Accounts and notes receivable, net                                 11,730             17,233
        Inventories                                                         4,442              2,584
        Prepaid expenses                                                    3,212               (911)
        Notes receivable                                                   (3,308)            (4,606)
        Accounts payable                                                   19,257            (53,162)
        Accrued liabilities                                               (10,017)             8,435
        Patrons' excess deposits and estimated
           patronage dividends                                                360                983
        Long-term liabilities, other                                        2,322                507
                                                                         ---------------------------
Net cash provided (utilized) by operating activities                       37,590            (19,448)
                                                                         ---------------------------

Cash flows from investing activities:
   Purchase of properties                                                 (13,306)           (10,059)
   Proceeds from sales of properties                                          894              1,004
   Increase in other assets                                                (5,972)            (5,397)
   Investment in securities, net                                           (2,543)            (9,973)
   Proceeds from sale of notes receivable                                   2,511                  -
                                                                         ---------------------------
Net cash utilized by investing activities                                 (18,416)           (24,425)
                                                                         ---------------------------

Cash flows from financing activities:
   Additions to long-term notes payable                                       476             53,900
   Reduction of long-term notes payable                                   (18,871)                 -
   Additions to short-term notes payable                                      106              1,825
   Reduction of short-term notes payable                                   (4,924)            (6,919)
   Redemption of patronage dividend certificates                                -             (1,862)
   Increase (decrease) in members' required deposits                        1,348             (1,680)
   Repurchase of shares from members                                         (701)                 -
   Issuance of shares to members                                              221                619
                                                                         ---------------------------
Net cash (utilized) provided by financing activities                      (22,345)            45,883
                                                                         ---------------------------

Net (decrease) increase in cash and cash equivalents                       (3,171)             2,010
Cash and cash equivalents at beginning of year                             17,057             10,355
                                                                         ---------------------------
Cash and cash equivalents at end of period                               $ 13,886           $ 12,365
                                                                         ===========================

Supplemental disclosure of cash flow information:
Cash paid during the period for:
   Interest                                                              $ 12,932           $ 14,312
   Income taxes                                                                 -                 74

Supplemental disclosure of non-cash item:
   Issuance of subordinated redemption notes to
   repurchase Class B Shares from members                                       -           $  1,423

       The accompanying notes are an integral part of these statements

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

         Balance at September 30, 2000                          $  4,534,000
         Charges to the reserve                                     (155,000)
                                                                ------------
         Balance at March 31, 2001                              $  4,379,000
                                                                ============

3. The Company has identified one reportable segment - Wholesale Distribution. The Company is a grocery wholesaler cooperative serving independent supermarket operators. As a cooperative, the Company is owned by member-patron shareholders that are independent supermarket operators and remits a patronage dividend to its shareholders based on earnings from the wholesale activities with its owners. The Company's principal business activities are to provide food and food-related products to member and non-member supermarket operators. Over 93.5% of its net sales and operating profits are derived from the wholesale distribution of food and food-related products to supermarket operators. Additionally, approximately 79.8% of the Company's assets are related to the wholesale distribution of food and food-related products to supermarket operators.

     All other activities of the Company are included in the caption "All Other", and include the aggregation of retail sales, finance, insurance, and other services provided to independent supermarket operators. None of these services individually meet the quantitative thresholds of a reportable segment.

     Information about the Company's operations by segment is as follows (in thousands):

                                          Thirteen Weeks Ended          Twenty-six Weeks Ended
                                        April 1,       March 31,       April 1,      March 31,
                                          2000            2001           2000           2001
                                       --------------------------------------------------------
Net sales
  Wholesale distribution               $   717,434    $   683,987    $ 1,502,952    $ 1,401,907
  All other                                 54,781         46,889        124,437         98,472
  Intersegment elimination                 (29,928)       (25,472)       (65,687)       (54,403)
                                       --------------------------------------------------------
Total net sales                        $   742,287    $   705,404    $ 1,561,702    $ 1,445,976
                                       --------------------------------------------------------

Operating income (loss)
  Wholesale distribution               $    11,209    $     9,892    $    21,561    $    22,232
  All other                                 (3,328)        (1,243)        (7,525)        (2,409)
                                       --------------------------------------------------------
Total operating income                 $     7,881    $     8,649    $    14,036    $    19,823
                                       --------------------------------------------------------

Interest expense                       $     7,303    $     7,364    $    14,508    $    14,837
Estimated patronage dividends                3,830          2,930          6,558          7,570
                                       --------------------------------------------------------
Loss before benefit for income taxes   $    (3,252)   $    (1,645)   $    (7,030)   $    (2,584)
                                       --------------------------------------------------------

Depreciation and amortization
  Wholesale distribution               $     6,565    $     5,501    $    13,426    $    11,116
  All other                                    585            457          1,182          1,021
                                       --------------------------------------------------------
Total depreciation and amortization    $     7,150    $     5,976    $    14,608    $    12,137
                                       --------------------------------------------------------

Capital expenditures
  Wholesale distribution               $     3,040    $     3,343    $     6,262    $     9,265
  All other                                  1,624            607          7,044            794
                                       --------------------------------------------------------
Total capital expenditures             $     4,664    $     3,950    $    13,306    $    10,059
                                       --------------------------------------------------------

Identifiable assets
  Wholesale distribution               $   596,687    $   611,917    $   596,687    $   611,917
  All other                                148,245        155,072        148,245        155,072
                                       --------------------------------------------------------
Total identifiable assets              $   744,932    $   766,989    $   744,932    $   766,989
                                       --------------------------------------------------------

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

     The Company entered into a five-year interest rate collar agreement during February 1999 in relation to certain borrowings on its variable rate revolving credit facility. Under the provisions of SFAS No. 133, the fair value of the collar must be reflected in the Company's financial statements. On October 1, 2000 the Company recognized the fair value of the collar, which totaled $1,195,000, as a cumulative effect of adopting SFAS No. 133 in other comprehensive (loss) earnings. Additionally, SFAS No. 133 requires that the fair value of the collar be adjusted on a quarterly basis with the change in fair value being recorded as an adjustment to other comprehensive (loss) earnings. Due to changes in interest rates, the fair market value of the collar was $420,000 at March 31, 2001; accordingly, the Company recorded a charge against the fair value of the collar of $775,000 during the first twenty six weeks of the fiscal year. For the thirteen week period ended March 31, 2001, the Company recorded an increase in the fair value of the collar of $135,000.

     The Company's Insurance operation holds investments in various marketable securities and high-grade convertible bonds. Prior to the adoption of SFAS No. 133, the Company classified its convertible bonds as available for sale in its financial statements. Changes in the fair value of the bonds were recorded in the accumulated other comprehensive (loss) earnings component of shareholders' equity in the Company's consolidated condensed balance sheet. With the adoption of SFAS No. 133, these bonds were reclassified as trading securities. As a result of adopting SFAS No. 133 and changing the classification of convertible bonds to trading securities, the Company recognized in its consolidated condensed statements of operations a cumulative charge of $52,000 to other comprehensive (loss) earnings. The cumulative adjustment includes $31,000, which represents the recording of the fair value of the embedded derivative at October 1, 2000 as prescribed by SFAS No. 133. The remaining $21,000 represents the realization of the previously unrealized holding gains on the convertible bonds due to the reclassification of the convertible bonds from available for sale to trading securities. This amount had been previously recorded as a component of other comprehensive (loss) earnings. Subsequent changes in the fair value of these convertible bonds will be recorded in the consolidated condensed statements of operations.

     In December 1999, the Securities and Exchange Commission issued Staff Accounting Bulletin No. 101 ("SAB No.101") which summarizes certain of the staff's views in applying generally accepted accounting principles to revenue recognition in financial statements. The effective date of SAB No.101 for the Company is the quarter ending September 29, 2001. Management believes the application of SAB No.101 will not have a material impact on the Company's financial position or its results of operations.

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

Item 2. Management's Discussion and Analysis of Financial Condition and Results
-------------------------------------------------------------------------------
        of Operations
        -------------

Liquidity and Capital Resources

     The Company relies upon cash flow from operations, patron deposits, shareholdings, and borrowings under the Company's credit lines, to finance operations. Net cash utilized by operating activities totaled $19.4 million for the first twenty-six weeks of fiscal 2001 (the "2001 period"), as compared to net cash provided by operating activities of $37.6 million for the first twenty-six weeks of fiscal 2000 (the "2000 period"). Net cash utilized for the 2001 period is primarily due to a decrease in accounts payable resulting from the finalization of integration activities associated with the Company's accounts payable processing. Cash utilization during the 2001 period was partially offset by an increase in cash from accounts receivable and inventories resulting from management's controls over these areas in response to reduced sales volume during the period. The commencement of integration activity along with an emphasis on cash management in the 2000 period resulted in higher accounts payable. The 2000 period also experienced an increase in cash due to management's efforts to reduce accounts receivable and a reduction in inventories associated with the consolidation of warehousing facilities in northern California. At March 31, 2001, working capital was $158.8 million, as compared to $132.9 million at September 30, 2000, and the Company's current ratio was 1.6 to 1 at March 31, 2001 and 1.4 to 1 at September 30, 2000.

     The Company issued Patronage Certificates for fiscal years 1993, 1994 and 1995. The outstanding Patronage Certificates have a seven-year term and bear interest payable on December 15 of each year. In December 2000, the Company redeemed the Patronage Certificates issued in 1993 for approximately $1.8 million.

     Capital expenditures totaled $10.1 million in the first twenty-six weeks of fiscal 2001. The fiscal 2001 expenditures were primarily attributable to the purchase of previously leased warehousing and store equipment.

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

     Unified also has notes outstanding to certain insurance companies and pension funds which are comprised of $76.1 million of 7.72% senior notes due April 2008, and $40 million of 8.71% senior notes due October 2009, both of which are secured by property, plant and equipment.

     The credit agreements contain customary representations, warranties, covenants and default provisions for these types of financing.

     In December 2000, the Company purchased 80,000 shares of Preferred Stock of C&K Market, Inc. ("C&K") for $8.0 million. Douglas H. Nidiffer, a director of the Company, is a shareholder, director and officer of C&K. In connection with the stock purchase transaction, C&K executed a ten-year Supply Agreement and the shareholders of C&K granted to the Company a put with respect to the Preferred Stock, exercisable upon occurrence of designated events including the nonpayment of permitted dividends or mandatory redemption payments. The Preferred Stock bears a 9.5% cumulative dividend rate, with cash payment of dividends deferred until November 15, 2002, and then payable only if permitted by applicable loan agreements. The Preferred Stock is convertible into 15% of the common stock of C&K under certain circumstances.

     At March 31, 2001, the Company had net deferred tax assets totaling $22.6 million, of which $15.1 million related to net operating loss carryforwards that expire in various years through 2020. The Company has established a valuation allowance of $7.1 million to reduce the net deferred tax assets to their net realizable value as the Company may not realize the entire net operating loss carryforwards before their expiration. The valuation allowance is primarily related to retail store losses which include stores the Company has retained as a result of the Albertson's agreement.

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

Results of Operations

     The following table sets forth selected financial data of the Company expressed as a percentage of net sales for the periods indicated below:

                                                    For the Thirteen Weeks Ended    For the Twenty-six Weeks Ended
                                                  ------------------------------------------------------------------
                                                       April 1,     March 31,            April 1,    March 31,
                                                         2000          2001                2000         2001
                                                  ------------------------------------------------------------------
Net sales                                               100.0%       100.00%              100.0%       100.0%
Cost of sales                                            88.9          89.1                89.4         89.0
Distribution, selling and administrative                 10.0           9.7                 9.7          9.6
Operating income                                          1.1           1.2                 0.9          1.4
Interest expense                                          1.0           1.0                 0.9          1.1
Earnings (loss) before estimated patronage
 dividends, benefit for income taxes and change
 in accounting principle                                  0.1           0.2                 0.0          0.3
Estimated patronage dividends                            (0.5)         (0.4)               (0.4)        (0.5)
Loss before  benefit for income taxes and change
 in accounting principle                                 (0.4)         (0.2)               (0.4)        (0.2)
Benefit for income taxes                                 (0.1)          0.0                (0.1)         0.0
Loss before change in accounting principle               (0.3)         (0.2)               (0.3)        (0.2)
Cumulative effect of adopting SFAS No. 133                0.0           0.0                 0.0          0.0
Net loss                                                 (0.3)         (0.2)               (0.3)        (0.2)

Thirteen Week Period

Net sales

     Net sales totaled $705.4 million for the 2001 period as compared to $742.3 million in the 2000 period. The sales decrease of $36.9 million represents a 5.0% decrease over the 2000 period. The overall decrease in sales is primarily related to the following:

 . The Company experienced a reduction in distribution volume of $29.8 million due to certain northern California grocery retailers that transitioned to other supply arrangements and fifteen store closures of independent supermarket owners primarily in the Pacific Northwest.

 . In the fiscal 2000 period, the Company had $14.2 million of low margin non-member activity associated with the former United operations. The Company subsequently eliminated this activity as part of its overall profit improvement and Merger integration activities.

 . The Company's owned retail locations had lower volume for the 2001 period as compared to the 2000 period by $3.9 million. The reduction is primarily due to the closure of three Albertson's divestiture stores ("Divestiture Stores"), and an overall volume decline in the remaining store locations due to competitive pressures.

 . Offsetting the declining factors, the Company's membership has added 17 new stores during the period, generating $11.0 million in additional wholesale volume.

Cost of sales

     In the 2001 period cost of sales was $628.2 million (89.1% of net sales) compared to $660.3 million (88.9% of net sales) in the 2000 period. The decline in overall sales, as described above, produced a reduction in total cost of sales dollars. On a percentage basis, cost of sales was higher by 0.2% in the 2001 period as compared to the 2000 period due to lower wholesale margins and lower retail sales that generally have higher margins.

Distribution, selling and administrative

     Distribution, selling and administrative expenses were $68.5 million (9.7% of net sales) in the 2001 period, as compared to $74.1 million (10.0% of net sales) in the 2000 period. The reduction of expenses is due to several factors. Certain distribution costs are variable and fluctuate as volume increases or decreases. The closure of three Company owned retail locations resulted in an expense reduction of $1.3 million. Additionally, the Company was successful in realizing cost reductions from the Merger with United through the elimination of duplicate facilities in northern California and the integration of marketing, administration and information services activities.

Interest

     Interest expense was $7.4 million (1.0% of net sales) in the 2001 period as compared to $7.3 million (1.0% of net sales) in the 2000 period. The Company's effective borrowing rates for the 2001 and 2000 periods were 8.09% and 8.20% respectively. Higher average borrowing levels of approximately $4.9 million offset the decrease in interest rates.

Estimated patronage dividends

     Estimated patronage dividends decreased $0.9 million to $2.9 million for the 2001 period as compared to $3.8 million for the 2000 period. Estimated patronage earnings for fiscal 2001 are comprised of interim patronage earnings from the Company's two patronage pools: the cooperative and dairy divisions. For the 2001 period, the Company had interim patronage earnings of $0.2 million in the cooperative division and patronage earnings of $2.7 million from the dairy division. For the 2000 period, the Company had interim patronage earnings of $1.1 million in the cooperative division and patronage earnings of $2.7 million from the dairy division.

Net (loss)

     Net loss for the 2001 period was $1.6 million compared to a net loss of $2.2 million for the 2000 period. The losses experienced for the 2001 and 2000 periods are predominately due to the Company's retail operations. Net losses are generated by the Company's subsidiaries and nonpatronage activities.

Twenty-six Week Period

Net sales

     Net sales totaled $1.4 billion for the 2001 period as compared to $1.6 billion for the 2000 period. The sales decrease of $115.7 million represents a 7.4% decrease over the 2000 period. The decrease in sales is primarily related to the following:

 . The Company experienced a $75.2 million reduction in distribution volume due to certain northern California chain store supplemental business that transitioned to self-distribution, three grocery retailers that transitioned to other supply arrangements and fifteen store closures of independent supermarket owners primarily in the Pacific Northwest.

 . In the fiscal 2000 period, the Company had $30.0 million of low margin, non-member activity associated with the former United operations. The Company subsequently eliminated this activity as part of its overall profit improvement and Merger integration activities.

 . The Company's owned retail locations had lower volume for the 2001 period as compared to the 2000 period by $25.9 million. The closure of three "Divestiture Stores", along with an overall volume decline in the remaining store locations due to competitive pressures and strong sales in the 2000 period related to Y2K preparedness which were not repeated in the 2001 period, contributed to the sales decline.

 . Offsetting the declining factors, the Company's membership has added 31 new stores during the period, generating $15.4 million in additional wholesale volume.

Cost of sales

     In the 2001 period, cost of sales was $1.3 billion (89.0% of net sales) compared to $1.4 billion (89.4% of net sales) in the 2000 period. The decline in overall cost of sales is due to lower sales volume and increased distribution margins of the former United operations. The 2000 period had margin shortfalls from the former United operations that were subsequently corrected. The resulting margin improvement for the 2001 period was partially offset by the reduction in the Company's retail sales that normally have higher margins than distribution activity and softening in the overall economy.

Distribution, selling and administrative

     Distribution, selling and administrative expenses were $138.6 million (9.6% of net sales) in the 2001 period, as compared to $151.7 million (9.7% of net sales) in the 2000 period. The reduction of expenses is due to several factors. Certain distribution costs are variable and fluctuate as volume increases or decreases. Costs in the Company's retail operations declined $5.9 million in the 2001 period. The Company incurred one time startup costs related to its six "Divestiture Stores" retail locations in the 2000 period and had lower operating expenses in the 2001 period due to the closure of three of the "Divestiture Stores" locations. Additionally, the Company was successful in realizing cost reductions from the Merger with United through the elimination of duplicate facilities in northern California and the integration of marketing, administration and information services activities.

Interest

     Interest expense was $14.8 million (1.1% of net sales) in the 2001 period as compared to $14.5 million (0.9% of net sales) in the 2000 period. The Company's effective borrowing rates for the 2001 and 2000 periods were 8.31% and 8.20%, respectively. The increase in interest expense was due to higher interest rates partially offset by an approximate $1.6 million reduction in average borrowing levels.

Estimated patronage dividends

     Estimated patronage dividends totaled $7.6 million for the 2001 period as compared to $6.6 million for the 2000 period. Estimated patronage earnings for fiscal 2001 are comprised of interim patronage earnings from the Company's two patronage pools: the cooperative and dairy divisions. For the 2001 period, the Company had interim patronage earnings of $2.3 million in the cooperative division and patronage earnings of $5.3 million from the dairy division. For the 2000 period, the Company had interim patronage earnings of $0.9 million in the cooperative division and $5.7 million of patronage earnings from the dairy division.

Net (loss) earnings

     Net loss for the 2001 period was $2.6 million compared to net loss of $5.0 million for the 2000 period. The losses experienced for the 2001 and 2000 periods are predominately due to the Company's retail operations. Net losses are generated by the Company's subsidiaries and nonpatronage activities.

     In the 2001 period, the Company liquidated its Grocers Equipment Company subsidiary into Unified. The member services previously provided by that subsidiary are now provided by the Company as a part of its cooperative division. The Company intends to sell or close unprofitable retail operations and is evaluating under-performing subsidiary operations.

Item 3. Quantitative and Qualitative Disclosures About Market Risk.
------------------------------------------------------------------

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

     The weighted average interest rate, prior to lender's margin, on borrowings on the revolving credit was 5.38% at March 31, 2001. The fair market value of the collar agreement at March 31, 2001 was $420,000.

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

PART II. OTHER INFORMATION

Item 4.  Submission of Matters to Vote of the Security Holders.
--------------------------------------------------------------

(a)  Date of Meeting:   February 27, 2001 (Annual Meeting)

(b)  Matters Voted Upon:

     Election of Directors

     -------------------------------------------------------------------------------------------------
      Class A Directors                             For                   Withheld Authority
     -------------------------------------------------------------------------------------------------
      Louis A. Amen                                 63,856                2,552
     -------------------------------------------------------------------------------------------------
      David M. Bennett                              63,756                2,652
     -------------------------------------------------------------------------------------------------
      John Berberian                                63,856                2,552
     -------------------------------------------------------------------------------------------------
      Edmund Kevin Davis                            63,756                2,652
     -------------------------------------------------------------------------------------------------
      James F. Glassel                              63,756                2,652
     -------------------------------------------------------------------------------------------------
      Mark Kidd                                     63,956                2,452
     -------------------------------------------------------------------------------------------------
      Jay McCormack                                 63,556                2,852
     -------------------------------------------------------------------------------------------------
      Morrie Nortrica                               63,456                2,952
     -------------------------------------------------------------------------------------------------
      Peter J. O'Neal                               63,566                2,842
     -------------------------------------------------------------------------------------------------
      Michael A. Provenzano, Jr.                    63,356                3,052
     -------------------------------------------------------------------------------------------------
      Gordon E. Smith                               63,577                2,831
     -------------------------------------------------------------------------------------------------
      Robert E. Stiles                              63,856                2,552
     -------------------------------------------------------------------------------------------------
      James R. Stump                                63,756                2,652
     -------------------------------------------------------------------------------------------------
      Kenneth Ray Tucker                            63,856                2,552
     -------------------------------------------------------------------------------------------------
      Richard L. Wright                             63,767                2,641
     -------------------------------------------------------------------------------------------------

     -------------------------------------------------------------------------------------------------
      Class B Directors
     -------------------------------------------------------------------------------------------------
      Darioush Khaledi                             394,063               24,010
     -------------------------------------------------------------------------------------------------
      Douglas A. Nidiffer                          390,381               27,692
     -------------------------------------------------------------------------------------------------
      Mimi R. Song                                 393,422               24,651
     -------------------------------------------------------------------------------------------------

Item 6.  Exhibits and Reports on Form 8-K.
-----------------------------------------

(a)  Exhibits

     10.49 Form of Severance Agreement for Executive Vice Presidents with Three Years or More in an Officer Position executed by Robert M. Ling, Jr., Richard J. Martin and Charles J. Pilliter.

     10.50 Form of Severance Agreement for Vice Presidents, Senior Vice Presidents and Executive Vice Presidents with Less Than Three Years in an Officer Position executed by Philip S. Smith, Rodney L. Van Bebber, Daniel J. Murphy, John C. Bedrosian, William O. Cote', Dirk
             T. Davis, Luis de la Mata, Stanley G. Eggink, Joseph L. Falvey, Carolyn S. Fox, Don Gilpin, Gary C. Hammett, Gary S. Herman, Joseph
             A. Ney, David A. Woodward.

(b)  Reports on Form 8-K

     None

     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Dated: May 14, 2001

                          Unified Western Grocers, Inc.
                          -----------------------------
                                  (Registrant)


                            By /s/ Alfred A. Plamann
                               ---------------------
                                Alfred A. Plamann
                                  President and
                             Chief Executive Officer


                            By /s/ Richard J. Martin
                               ---------------------
                                Richard J. Martin
                            Executive Vice President,
                            Finance & Administration
                           and Chief Financial Officer


                             By /s/ William O. Cote
                                -------------------
                                  William O. Cote
                           Vice President, Controller

                                 EXHIBIT LIST

10.49 Form of Severance Agreement for Executive Vice Presidents with Three Years or More in an Officer Position executed by Robert M. Ling, Jr., Richard J. Martin and Charles J. Pilliter.

10.50 Form of Severance Agreement for Vice Presidents, Senior Vice Presidents and Executive Vice Presidents with Less Than Three Years in an Officer Position executed by Philip S. Smith, Rodney L. Van Bebber, Daniel J. Murphy, John C. Bedrosian, William O. Cote', Dirk T. Davis, Luis de la Mata, Stanley G. Eggink, Joseph L. Falvey, Carolyn S. Fox, Don Gilpin, Gary C. Hammett, Gary S. Herman, Joseph A. Ney, David A. Woodward.