Form 10-Q
period 2001-06-30
UNIFIED WESTERN GROCERS INC
filed 2001-08-14
CIK 320431

                      SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 20549
                                   Form 10-Q
(Mark One)
[X]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
     SECURITIES EXCHANGE ACT OF 1934.

For the quarterly period ended                     June 30, 2001
                                  ------------------------------

                                      AND
[  ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
     SECURITIES EXCHANGE ACT OF 1934.

                              Commission file number   0-10815
----------------------------------------------------------------------------------------------------

                               Unified Western Grocers, Inc.
-----------------------------------------------------------------------------------------------------
                   (Exact name of registrant as specified in its charter)

                         California                                    95-0615250
------------------------------------------------------------------------------------------------------
(State or other jurisdiction of incorporation or organization)         (I.R.S. Employer
                                                                       Identification No.)

5200 Sheila Street, Commerce, CA                                       90040
------------------------------------------------------------------------------------------------------
(Address of principal executive offices)                               (Zip Code)

Registrant's telephone number, including area code            (323) 264-5200
                                                   ---------------------------------------------------

------------------------------------------------------------------------------------------------------
      (Former Name, Former Address and Former Fiscal Year, if Changed Since Last Report)

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



                      APPLICABLE ONLY TO CORPORATE ISSUERS

Indicate the number of shares outstanding of each of the issuer's classes of
common stock, as of the latest practicable date.    Outstanding Shares on or
about July 31, 2001:

                            Class A Shares                 69,056
                                                 ----------------
                            Class B Shares                414,777
                                                 ----------------
                            Class C Shares                     18
                                                 ----------------

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements
----------------------------

                UNIFIED WESTERN GROCERS, INC. AND SUBSIDIARIES
                     CONSOLIDATED CONDENSED BALANCE SHEETS
                                  (UNAUDITED)
                            (dollars in thousands)

                                                                     September 30,           June 30,
                                                                         2000                  2001
                                                                ------------------------------------------
ASSETS
Current:
  Cash and cash equivalents                                                  $ 10,355             $ 11,021
  Accounts and notes receivable, net                                          190,654              167,217
  Inventories                                                                 230,259              218,483
  Prepaid expenses                                                              6,493                7,669
  Deferred taxes                                                               14,210               14,210
                                                                ------------------------------------------
                  Total current assets                                        451,971              418,600

Properties, net                                                               123,374              121,897
Investments                                                                    43,585               55,691
Notes receivable                                                               46,780               48,029
Goodwill, net                                                                  55,745               55,563
Other assets, net                                                              44,395               50,236
                                                                ------------------------------------------
  TOTAL ASSETS                                                               $765,850             $750,016
                                                                ==========================================


LIABILITIES AND SHAREHOLDERS' EQUITY

Current:
  Accounts payable                                                           $214,607             $170,245
  Accrued liabilities                                                          77,258               80,239
  Current portion of notes payable                                             10,760               12,336
  Patrons' excess deposits and estimated patronage dividends                   16,428               15,773
                                                                ------------------------------------------
       Total current liabilities                                              319,053              278,593

Notes payable, due after one year                                             259,229              291,927
Long-term liabilities, other                                                   62,114               63,693
Patrons' deposits and certificates:
     Patrons' required deposits                                                21,970               20,507
     Subordinated patronage dividend certificates                               5,926                4,105
Shareholders' equity:
  Class A Shares:   69,029 and 65,838 issued and outstanding
     at June 30, 2001 and September 30, 2000, respectively                     10,899               11,573
  Class B Shares:   414,777 and 420,051 issued and outstanding
     at June 30, 2001 and September 30, 2000, respectively                     74,870               73,531
     Additional paid-in capital                                                18,095               18,095
     Accumulated deficit                                                       (5,572)             (11,251)
     Accumulated other comprehensive loss                                        (734)                (757)
                                                                ------------------------------------------
       Total shareholders' equity                                              97,558               91,191
                                                                ------------------------------------------
  TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY                                 $765,850             $750,016
                                                                ==========================================


        The accompanying notes are an integral part of these statements.

                UNIFIED WESTERN GROCERS, INC. AND SUBSIDIARIES
                CONSOLIDATED CONDENSED STATEMENTS OF OPERATIONS
                                  (UNAUDITED)
                            (dollars in thousands)

                                                               THIRTEEN WEEKS ENDED               THIRTY-NINE WEEKS ENDED
                                                           -----------------------------------------------------------------
                                                           July 1,             June 30,         July 1,            June 30,
                                                             2000                2001             2000               2001
                                                           -----------------------------------------------------------------
Net sales                                                  $738,255            $723,214        $2,299,957         $2,169,190
Costs and expenses:
   Cost of sales                                            651,298             641,236         2,047,226          1,928,820
   Distribution, selling and administrative                  78,720              74,868           230,458            213,437
                                                           -----------------------------------------------------------------
Operating income                                              8,237               7,110            22,273             26,933
Interest expense                                              7,150               6,805            21,658             21,642
                                                           -----------------------------------------------------------------
Earnings before estimated patronage dividends,
   benefit for income taxes and change in accounting
   principle                                                   1,087                 305               615              5,291
Estimated patronage dividends                                (4,364)             (3,431)          (10,922)           (11,001)
                                                           -----------------------------------------------------------------
Loss before benefit for income tax and change in
   accounting principle                                      (3,277)             (3,126)          (10,307)            (5,710)
Provision / (benefit) for income taxes                          281                   -            (1,735)                 -
                                                           -----------------------------------------------------------------
Loss before change in accounting principle                   (3,558)             (3,126)           (8,572)            (5,710)
Cumulative effect of adopting SFAS No. 133, net
   of income taxes                                                -                   -                 -                 31
                                                           -----------------------------------------------------------------
Net loss                                                   $ (3,558)             (3,126)       $   (8,572)            (5,679)
                                                           -----------------------------------------------------------------

Other comprehensive earnings (loss), net of
income taxes:
     Cumulative effect of adopting SFAS No. 133                   -                   -                 -              1,143
     Fair value adjustment interest rate collar
       agreement                                                  -                (810)                -             (1,585)
     Unrealized holding gains (loss)                             40                (267)              (74)               419
                                                           -----------------------------------------------------------------
Other comprehensive loss                                         40              (1,077)              (74)               (23)
                                                           -----------------------------------------------------------------
Comprehensive loss                                         $ (3,518)           $ (4,203)       $   (8,646)            (5,702)
                                                           =================================================================

       The accompanying notes are an integral part of these statements.

                UNIFIED WESTERN GROCERS, INC. AND SUBISIDIARIES
                CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS
                                  (UNAUDITED)
                            (dollars in thousands)

                                                                     THIRTY-NINE WEEKS ENDED
                                                                  ------------------------------
                                                                   July 1,              June 30,
                                                                    2000                  2001
                                                                  ------------------------------
Cash flows from operating activities:
Net loss                                                          $ (8,572)             $ (5,679)
   Adjustments to reconcile net loss to net
     cash provided by operating activities:
     Depreciation and amortization                                  21,886                18,446
     Gain on disposal of properties                                    (27)                 (134)
     Changes in operating assets and liabilities:
        Accounts and notes receivable, net                          12,448                23,409
        Inventories                                                  8,782                12,576
        Prepaid expenses                                             4,710                (1,176)
        Notes receivable                                            (8,872)               (1,249)
        Accounts payable                                            17,386               (46,696)
        Accrued liabilities                                         (9,935)                2,981
        Patrons' excess deposits and estimated
           patronage dividends                                       1,297                   366
        Long-term liabilities, other                                 2,942                 1,579
                                                                  ------------------------------
Net cash provided by operating activities                           42,045                 4,423
                                                                  ------------------------------

Cash flows from investing activities:
   Purchase of properties                                          (19,173)              (18,139)
   Proceeds from sales of properties                                   908                 7,401
   Increase in other assets                                         (6,671)              (10,153)
   Investment in securities, net                                    (1,608)              (12,129)
   Proceeds from sale of notes receivable                            2,511                     -
                                                                  ------------------------------
Net cash utilized by investing activities                          (24,033)              (33,020)
                                                                  ------------------------------

Cash flows from financing activities:
   Additions to long-term notes payable                                 10                39,800
   Reduction of long-term notes payable                            (24,010)                    -
   Additions to short-term notes payable                               105                 2,125
   Reduction of short-term notes payable                            (7,232)               (9,074)
   Redemption of patronage dividend certificates                         -                (1,862)
   Increase (decrease) in members' required deposits                 9,942                (2,484)
   Repurchase of shares from members                                  (983)                    -
   Issuance of shares to members                                       633                   758
                                                                  ------------------------------
Net cash (utilized) provided by financing activities               (21,535)               29,263
                                                                  ------------------------------

Net (decrease) increase in cash and cash equivalents                (3,523)                  666
Cash and cash equivalents at beginning of year                      17,057                10,355
                                                                  ------------------------------
Cash and cash equivalents at end of period                        $ 13,534              $ 11,021
                                                                  ==============================

Supplemental disclosure of cash flow information:
Cash paid during the period for:
   Interest                                                       $ 19,417              $ 20,434
   Income taxes                                                          -                    78

Supplemental disclosure of non-cash item:
  Issuance of subordinated redemption notes to
  repurchase Class B Shares from members                                 -              $  1,423

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

     As a result of the Merger, Unified now serves a broader geographic region. The Company serves independent supermarket operators in California, Oregon, Washington, western Idaho, Nevada, Arizona, Hawaii, and various countries in the South Pacific and elsewhere as a wholesale grocery cooperative. In addition to offering a complete line of food and general merchandise products, Unified also provides finance, insurance, store design and real estate services to its patrons.

     In connection with the Merger, the Company established a reserve for the closure of various facilities. Periodic charges against the reserve represent lease costs for non-subleased facilities and rental income shortfalls for subleased facilities. The amount of this reserve and current period charges against the reserve are presented below.



     Balance at September 30, 2000                              $4,534,000
     Charges to the reserve                                        (90,000)
                                                            -------------------
     Balance at June 30, 2001                                   $4,444,000
                                                            ===================


3. The Company has identified one reportable segment - Wholesale Distribution. The Company is a grocery wholesaler cooperative serving independent supermarket operators. As a cooperative, the Company is owned by member-patron shareholders that are independent supermarket operators and remits a patronage dividend to its shareholders based on earnings from the wholesale activities with its owners. The Company's principal business activities are to provide food and food-related products to member and non-member supermarket operators. Over 93.5% of its net sales and operating profits are derived from the wholesale distribution of food and food-related products to supermarket operators. Additionally, approximately 78.9% of the Company's assets are related to the wholesale distribution of food and food-related products to supermarket operators.

     All other activities of the Company are included in the caption "All Other", and include the aggregation of retail sales, finance, insurance, and other services provided to independent supermarket operators. None of these services individually meet the quantitative thresholds of a reportable segment.

     Information about the Company's operations by segment is as follows (in thousands):

                                                       Thirteen Weeks Ended                Thirty-nine  Weeks Ended
                                                    July 1,              June 30,           July 1,           June 30,
                                                    2000                   2001              2000               2001
                                             ---------------------------------------------------------------------------
Net sales
  Wholesale distribution                            $726,081               $699,199        $2,229,033         $2,101,106
  All other                                           64,545                 47,259           188,982            145,731
  Intersegment elimination                           (52,371)               (23,244)         (118,058)           (77,647)
                                             ---------------------------------------------------------------------------
Total net sales                                     $738,255               $723,214        $2,299,957         $2,169,190
                                             ---------------------------------------------------------------------------

Operating income (loss)
  Wholesale distribution                            $ 11,051               $  9,091        $   32,612         $   31,323
  All other                                           (2,814)                (1,981)          (10,339)            (4,390)
                                             ---------------------------------------------------------------------------
Total operating income                              $  8,237               $  7,110        $   22,273         $   26,933
                                             ---------------------------------------------------------------------------

Interest expense                                       7,150                  6,805            21,658             21,642
Estimated patronage dividends                          4,364                  3,431            10,922             11,001
                                             ---------------------------------------------------------------------------
Loss before benefit for income taxes                $ (3,277)              $ (3,126)       $  (10,307)        $   (5,710)
                                             ---------------------------------------------------------------------------

Depreciation and amortization
  Wholesale distribution                            $  7,170               $  5,729        $   20,596         $   16,845
  All other                                              108                    580             1,290              1,601
                                             ---------------------------------------------------------------------------
Total depreciation and amortization                 $  7,278               $  6,309        $   21,886         $   18,446
                                             ---------------------------------------------------------------------------

Capital expenditures
  Wholesale distribution                            $  5,022               $  5,713        $   14,703         $   14,978
  All other                                              845                  2,367             4,470              3,161
                                             ---------------------------------------------------------------------------
Total capital expenditures                          $  5,867               $  8,080        $   19,173         $   18,139
                                             ---------------------------------------------------------------------------

Identifiable assets
  Wholesale distribution                            $633,687               $592,074        $  633,687         $  592,074
  All other                                          100,852                157,942           100,852            157,942
                                             ---------------------------------------------------------------------------
Total identifiable assets                           $734,539               $750,016        $  734,539         $  750,016
                                             ---------------------------------------------------------------------------


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

     The Company entered into a five-year interest rate collar agreement during February 1999 in relation to certain borrowings on its variable rate revolving credit facility. Under the provisions of SFAS No. 133, the fair value of the collar must be reflected in the Company's financial statements. On October 1, 2000 the Company recognized the fair value of the collar, which totaled $1,195,000, as a cumulative effect of adopting SFAS No. 133 in other comprehensive (loss) earnings. Additionally, SFAS No. 133 requires that the fair value of the collar be adjusted on a quarterly basis with the change in fair value being recorded as an adjustment to other comprehensive (loss) earnings. Due to a decline in interest rates, the Company recorded a negative fair value of $390,000 at June 30, 2001; accordingly, the Company recorded a charge against the fair value of the collar of $1,585,000 during the first thirty-nine weeks of the fiscal year. For the thirteen week period ended June 30, 2001, the Company recorded a charge against the fair value of the collar of $810,000.

     The Company's Insurance operation holds investments in various marketable securities and high-grade convertible bonds. Prior to the adoption of SFAS No. 133, the Company classified its convertible bonds as available for sale in its financial statements. Changes in the fair value of the bonds were recorded in the accumulated other comprehensive (loss) earnings component of shareholders' equity in the Company's consolidated condensed balance sheet. With the adoption of SFAS No. 133, these bonds were reclassified as trading securities. As a result of adopting SFAS No. 133 and changing the classification of convertible bonds to trading securities, the Company recognized in its consolidated condensed statements of operations a cumulative credit of $52,000 to other comprehensive (loss) earnings. The cumulative adjustment includes $31,000, which represents the recording of the fair value of the embedded derivatives at October 1, 2000 as prescribed by SFAS No. 133. The remaining $21,000 represents the realization of the previously unrealized holding gains on the convertible bonds due to the reclassification of the convertible bonds from available for sale to trading securities. This amount had been previously recorded as a component of other comprehensive (loss) earnings. Subsequent changes in the fair value of these convertible bonds have been recorded in the consolidated condensed statements of operations. For the thirteen and thirty-nine week period ended June 30, 2001, the Company recorded a credit of $118,000 and a charge of $462,000, respectively, in the Consolidated Condensed Statement of Operations due to changes in the fair value of these convertible bonds.

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

     SFAS No. 140, "Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities," provides accounting and reporting standards for transfers and servicing of financial assets and extinguishments of liabilities based on consistent application of a financial components approach that focuses on control. This statement is effective for transfers and servicing of financial assets and extinguishments of liabilities occurring after March 31, 2001 and is to be applied prospectively. Management has determined the effect on the Company's financial statements to be immaterial.

        In July 2001, the FASB issued SFAS No. 141, "Business Combinations" and SFAS No. 142, "Goodwill and Other Intangible Assets". SFAS No. 141 requires that all business combinations be accounted for under the purchase method. The statement further requires separate recognition of intangible assets that meet one of two criteria. The statement applies to all business combinations initiated after June 30, 2001.

        SFAS No. 142 requires that an intangible asset that is acquired shall be initially recognized and measured based on its fair value. The statement also provides that goodwill should not be amortized, but shall be tested for impairment annually, or more frequently if circumstances indicate potential impairment, through a comparison of fair value to its carrying amount. Existing goodwill will continue to be amortized through the remainder of fiscal 2002 at which time amortization will cease and the Company will perform a transitional goodwill impairment test. SFAS No. 142 is effective for fiscal periods
beginning after December 15, 2001.   The Company will implement the
pronouncement beginning in the first quarter of fiscal year 2003. The Company is currently evaluating the impact of the new accounting standards on existing goodwill and other intangible assets. While the ultimate impact of the new accounting standards has yet to be determined, goodwill amortization expense for the thirteen and thirty-nine weeks ended June 30, 2001 was $0.4 million and $1.1 million, respectively.


6. Prior to the third quarter ending June 30, 2001, the Company acquired a grocery retail operation consisting of three stores for $2.3 million. The purchase consisted of $0.8 million in inventory, $0.6 million in equipment and $0.9 million in goodwill. Pro-forma disclosures are not included since the transaction is not considered significant to the Company's overall operations. Although the purchase agreement was signed prior to June 30, 2001, actual payment did not occur until the fourth quarter. As a result, an accrual was recorded for the transaction and related assets but its effect was excluded from the Company's Consolidated Condensed Statements of Cash Flows at June 30, 2001.

Item 2.  Management's Discussion and Analysis of Financial Condition and Results
--------------------------------------------------------------------------------
of Operations
-------------

Liquidity and Capital Resources

  The Company relies upon cash flow from operations, patron deposits, shareholdings, and borrowings under the Company's credit lines, to finance operations. Net cash provided by operating activities totaled $4.4 million for the first thirty-nine weeks of fiscal 2001 (the "2001 period"), as compared to net cash provided by operating activities of $42.0 million for the first thirty-nine weeks of fiscal 2000 (the "2000 period"). The decrease in net cash provided for the 2001 period as compared to the 2000 period is primarily due to a decrease in accounts payable resulting from the finalization of integration activities associated with the Company's accounts payable processing. Cash utilization during the 2001 period was partially offset by an increase in cash from accounts receivable and inventories resulting from management's controls over these areas in response to reduced sales volume during the period. The commencement of integration activity along with an emphasis on cash management in the 2000 period resulted in higher accounts payable. The 2000 period also experienced an increase in cash due to management's efforts to reduce accounts receivable and a reduction in inventories associated with the consolidation of warehousing facilities in northern California. At June 30, 2001, working capital $140.0 million, as compared to $132.9 million at September 30, 2000, and the Company's current ratio was 1.5 to 1 at June 30, 2001 and 1.4 to 1 at September 30, 2000.

  The Company issued Patronage Certificates for fiscal years 1993, 1994 and 1995. The outstanding Patronage Certificates have a seven-year term and bear interest payable on December 15 of each year. In December 2000, the Company redeemed the Patronage Certificates issued in 1993 for approximately $1.9 million.

  Capital expenditures totaled $18.1 million in the first thirty-nine weeks of fiscal 2001. The fiscal 2001 expenditures were primarily attributable to the purchase of previously leased warehousing and store equipment.

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

     Unified also has notes outstanding to certain insurance companies and pension funds which are comprised of $75 million of 7.72% senior notes due April 2008, and $40 million of 8.71% senior notes due October 2009, both of which are secured by property, plant and equipment.

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

     At June 30, 2001, the Company had net deferred tax assets totaling $22.6 million, of which $16.1 million related to net operating loss carryforwards that
expire in various years through 2020.   The Company has established a valuation
allowance of $8.0 million to reduce the net deferred tax assets to their net realizable value as the Company may not realize the entire net operating loss carryforwards before their expiration. The valuation allowance is primarily related to retail store losses which include stores the Company has retained as a result of the Albertson's agreement.

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

     Redemption of all capital stock is subject to limitations imposed by the Articles of Incorporation and Bylaws, credit agreements to which the Company is a party, and restrictions imposed by law on the ability of a company to redeem its own shares. As a California corporation, the Company is subject to the provisions of the California General Corporation Law including Section 500 which limits the ability of the Company to make distributions, including distributions to repurchase its own shares and any payments on notes issued to repurchase Unified shares. Section 500 permits such repurchase and note payments only when retained earnings calculated in accordance with generally accepted accounting principles ("GAAP") equal or exceed the amount of any proposed distribution or an alternative asset/liability ratio test is met. Historically through the operations of its subsidiaries, the Company has maintained sufficient retained earnings to accomplish its share repurchase program. As a result of expenses associated with the Merger with United, current operating losses of subsidiaries and Company-owned retail stores, including stores acquired from Albertson's for resale to members or others, the Company's retained earnings have been eliminated such that they are currently inadequate to permit repurchase of Company shares. The repurchase test permitted under
Section 500 based on the ratio of assets to liabilities determined under GAAP with certain adjustments cannot currently be met since the Company relies heavily on borrowings to finance its operations. The Company is also a party to credit agreements containing financial and other covenants, which limit the ability of the Company to make purchases of capital stock under certain circumstances. The Company has established a trust for the purpose of facilitating the transfer of shares by Unified members obligated or entitled to sell shares in accordance with the Company's redemption policy to existing members or new members who are authorized by the Board of Directors to buy shares in accordance with the Bylaws, during periods when the Company is legally unable to buy shares or otherwise elects to cause or permit outstanding shares to be transferred between members. Funds used to purchase shares from selling members are exclusively sourced from funds provided by buying members.

Results of Operations

     The following table sets forth selected financial data of the Company expressed as a percentage of net sales for the periods indicated below:

                                                For the Thirteen Weeks                 For the Thirty-nine Weeks
                                                        Ended                                   Ended
                                             -------------------------------------------------------------------------
                                               July 1,            June 30,           July 1,           June 30,
                                                2000              2001                2000               2001
                                             -------------------------------------------------------------------------
Net sales                                      100.0%              100.0%            100.0%             100.0%
Cost of sales                                   88.2                88.7              89.0               88.9
Distribution, selling and administrative        10.7                10.4              10.0                9.9
Operating income                                 1.1                 0.9               1.0                1.2
Interest expense                                 1.0                 0.9               1.0                1.0
Earnings before estimated patronage,
dividends, benefit for income taxes and
change in accounting principle                   0.1                 0.0               0.0                0.2
Estimated patronage dividends                   (0.6)               (0.4)             (0.5)              (0.5)
Loss before benefit for income taxes and
change in accounting principle                  (0.5)               (0.4)             (0.5)              (0.3)
Provision / (benefit) for income taxes           0.0                 0.0              (0.1)               0.0
Loss before change in accounting
principle                                       (0.5)               (0.4)             (0.4)              (0.3)
Cumulative effect of adopting SFAS
No. 133                                          0.0                 0.0               0.0               0.0
Net loss                                        (0.5)               (0.4)             (0.4)              (0.3)


Thirteen Week Period

Net sales
     Net sales totaled $723.2 million for the 2001 period as compared to $738.3 million in the 2000 period. The sales decrease of $15.1 million represents a 2.0% decrease over the 2000 period. The overall decrease in sales is primarily related to the following:


 .    In the fiscal 2000 period, the Company had $13.3 million of low or no margin bill-through activity associated with the former United operations. The Company subsequently eliminated processing this activity as part of its overall profit improvement and Merger integration activities.

 .    The Company's owned retail locations had lower volume for the 2001 period as compared to the 2000 period by $9.5 million. The reduction is primarily due to the closure of three Albertson's divestiture stores ("Divestiture Stores"), and an overall volume decline in the remaining store locations due to competitive pressures.

 .    The Company experienced a reduction in distribution volume of $10.2 million due to certain chain store supplemental business primarily in northern California that transitioned to self-distribution and store closures of independent supermarket owners primarily in the Pacific Northwest.

 .    Offsetting the declining factors, the Company's membership has added 14 new stores during the period, generating $17.9 million in additional wholesale volume.


Cost of sales
     In the 2001 period cost of sales was $641.2 million (88.7% of net sales) compared to $651.3 million (88.2% of net sales) in the 2000 period. On a percentage basis, cost of sales was higher by 0.5% in the 2001 period as compared to the 2000 period due to lower wholesale margins and lower retail sales that generally have higher margins.

Distribution, selling and administrative
     Distribution, selling and administrative expenses were $74.9 million (10.4% of net sales) in the 2001 period, as compared to $78.7 million (10.7% of net sales) in the 2000 period. The reduction of expenses is due to several factors. Certain distribution costs are variable and fluctuate as volume increases or decreases. The closure of three Company owned retail locations resulted in an expense reduction of $1.6 million. Additionally, the Company was successful in realizing cost reductions from the Merger with United through the integration of marketing, administration and information services activities approximating $1.7 million.

Interest
     Interest expense was $6.8 million (0.9% of net sales) in the 2001 period as compared to $7.2 million (1.0% of net sales) in the 2000 period. The Company's effective borrowing rates for the 2001 and 2000 periods were 7.5% and 8.5% respectively. The effect of the decrease in interest rates offset the Company's higher borrowing levels.

Estimated patronage dividends
     Estimated patronage dividends decreased $1.0 million to $3.4 million for the 2001 period as compared to $4.4 million for the 2000 period. Estimated patronage earnings for fiscal 2001 are comprised of the interim patronage earnings from the Company's two patronage pools: the cooperative and dairy divisions. For the 2001 period, the Company had interim patronage earnings of $0.7 million from the cooperative division and $2.7 million from the dairy division. For the 2000 period, the Company had interim patronage earnings of $1.7 million from the cooperative division and $2.7 million from the dairy division.

Net loss
     Net loss for the 2001 period was $3.1 million compared to $3.6 million for the 2000 period. The losses experienced for the 2001 and 2000 periods are predominately due to the Company's retail operations. Net losses are generated by the Company's subsidiaries and nonpatronage activities.

Thirty-nine Week Period

Net sales
     Net sales totaled $2.2 billion for the 2001 period as compared to $2.3 billion for the 2000 period. The sales decrease of $130.8 million represents a 5.7% decrease over the 2000 period. The decrease in sales is primarily related to the following:

 .    The Company experienced a $94.5 million reduction in distribution volume due to certain chain store supplemental business located primarily in northern California that transitioned to self-distribution and store closures of independent supermarket owners primarily in the Pacific Northwest.

 .    The Company's owned retail locations had lower volume for the 2001 period as compared to the 2000 period by $35.3 million. The reduction is primarily due to the closure of three divestiture stores and an overall volume decline in the remaining store locations due to competitive pressures.

 .    In the fiscal 2000 period, the Company had $34.3 million of low or no margin bill-through activity associated with the former United operations. The Company subsequently eliminated processing this activity as part of its overall profit improvement, which was implemented in the 2nd quarter of fiscal 2000 in conjunction with Merger integration activities.

 .    Offsetting the declining factors, the Company's membership has added 45 new stores during the period, generating $33.3 million in additional wholesale volume.


Cost of sales
     In the 2001 period, cost of sales were $1.9 billion (88.9% of net sales) compared to $2.0 billion (89.0% of net sales) in the 2000 period. The decline in overall cost of sales is due to lower sales volume and increased distribution margins of the former United operations. The 2000 period had margin shortfalls from the former United operations that were subsequently corrected in the 2nd and 3rd quarters of fiscal year 2000. Partially offsetting this improvement was the reduction in Company retail sales that have higher margins than distribution activities.

Distribution, selling and administrative
     Distribution, selling and administrative expenses were $213.4 million (9.9% of net sales) in the 2001 period, as compared to $230.5 million (10.0% of net sales) in the 2000 period. The reduction of expenses is due to several factors. Certain distribution costs are variable and fluctuate as volume increases or decreases. The closure of the Company's owned retail locations resulted in an expense reduction of $5.3 million. Additionally, the Company was successful in realizing cost reductions of $8.0 million from the Merger with United. The cost reduction consisted of approximately $1.4 million through the elimination of duplicate facilities in Northern California and approximately $6.6 million from the integration of marketing, administration and information services activities.

Interest
     Interest expense was $21.6 million (1.0% of net sales) in the 2001 period as compared to $21.7 million (1.0% of net sales) in the 2000 period. The Company's effective borrowing rates for the 2001 and 2000 periods were 8.0% and 8.3% respectively. The effect of the decrease in interest rates offset the Company's higher borrowing levels.

Estimated patronage dividends
     Estimated patronage dividends totaled $11.0 million for the 2001 period as compared to $10.9 million for the 2000 period. The estimated patronage earnings for fiscal 2001 are comprised of interim patronage earnings from the Company's two patronage pools: the cooperative and dairy divisions. For the 2001 period, the Company had interim patronage earnings of $3.1 million from the cooperative division and $7.9 million from the dairy division. For the 2000 period, the Company had interim patronage earnings of $2.5 million from the cooperative division and $8.4 million from the dairy division.

Net loss
     Net loss for the 2001 period was $5.7 million compared to $8.6 million for the 2000 period. The losses experienced for the 2001 and 2000 periods are predominately due to the Company's retail operations. Net losses are generated by the Company's subsidiaries and nonpatronage activities.

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

     Unified entered into a five-year interest rate collar agreement in February 1999 in relation to certain borrowings on its variable rate revolving credit. The collar agreement was put in place without incurring a fee with respect to the collar transaction. The hedge agreement is structured such that Unified pays a variable rate of interest between 6% (cap rate) and 4.94% (floor rate) based on a notional amount of $50,000,000 and a 90 day LIBOR rate.

     The weighted average interest rate, prior to lender's margin, on borrowings on the revolving credit was 4.2% at June 30, 2001. The recorded negative fair market value of the collar agreement at June 30, 2001 was $390,000.

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

PART II.  OTHER INFORMATION


Item 6.  Exhibits and Reports on Form 8-K.
-----------------------------------------

(a)  Exhibits

     10.51 Amendment to Employment Agreement dated as of August, 1999, between registrant and Alfred A. Plamann.


(b)  Reports on Form 8-K
     None

     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Dated: August 13, 2001

Unified Western Grocers, Inc.
-----------------------------
(Registrant)



------------------------------------
 By
 Alfred A. Plamann
 President and
 Chief Executive Officer


------------------------------------
 By
 Richard J. Martin
 Executive Vice President,
 Finance & Administration
 and Chief Financial Officer


------------------------------------
 By
 William O. Cote
 Vice President, Controller

                                 EXHIBIT LIST


10.51 Amendment to Employment Agreement dated as of August, 1999, between registrant and Alfred A. Plamann.