Form 10-K
period 2001-09-29
UNIFIED WESTERN GROCERS INC
filed 2001-12-28
CIK 320431

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

(Mark One)

[X] Annual report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the fiscal year ended September 29, 2001

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

---------------------------------------------
 Class A Shares                  None
 Class B Shares                  None

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

The number of shares outstanding of each of the registrant's classes of common stock, as of December 1, 2001 were as follows:

Class A: 69,125 shares        Class B: 447,289 shares        Class C: 18 shares

-------------------------------------------------------------------------------

DOCUMENTS INCORPORATED BY REFERENCE: Portions of the proxy statement for the 2002 annual meeting in Part III.

-------------------------------------------------------------------------------

TABLE OF CONTENTS

 ITEM                                                                     PAGE
------------------------------------------------------------------------------
PART I

 1.  Business...........................................................    3
 2.  Properties.........................................................   11
 3.  Legal Proceedings..................................................   11
 4.  Submission of Matters to a Vote of Security Holders................   11

PART II

 5.  Market for Registrants's Common Equity and Related Shareholder
     Matters............................................................   12
 6.  Selected Financial Data............................................   12
 7.  Management's Discussion and Analysis of Financial Condition and
     Results of Operations..............................................   13
 7a. Quantitative and Qualitative Disclosures About Market Risk.........   19
 8.  Financial Statements...............................................   20
 9.  Changes in and Disagreements with Accountants on Accounting and
     Financial Disclosure...............................................   52

PART III

 10. Directors and Executive Officers of the Registrant.................   52
 11. Executive Compensation.............................................   53
 12. Security Ownership of Certain Beneficial Owners and Management.....   53
 13. Certain Relationships and Related Transactions.....................   53

PART IV.

 14. Exhibits, Financial Statement Schedules, and Reports on Form 8-K...   54

 Signatures..............................................................  62

PART 1

ITEM 1. BUSINESS

GENERAL

Unified Western Grocers, Inc. ("Unified" or the "Company") is a grocery wholesaler serving supermarket operators in California, Oregon, Washington, western Idaho, Nevada, Arizona, Hawaii, Colorado, Utah and various foreign countries in the South Pacific and elsewhere. Unified sells a wide variety of products to its customers, including dry grocery, frozen food, deli, meat, dairy, egg, produce, bakery, gourmet, specialty foods and general merchandise products. Unified, through its subsidiaries, also operates a limited number of retail stores in California, Oregon and Washington. Unified also provides services to its patrons, including finance, insurance, store design, security, payroll, real estate and information technology. Products and services available to patrons may differ depending upon location. Unified's marketing platform is built on offering its patrons better value than available elsewhere by combining competitive pricing with superior selection, quality, service and convenience.

In September 1999, Unified completed a merger (the "Merger") with United Grocers, Inc. ("United"), a grocery cooperative headquartered in Milwaukie, Oregon. In connection with the Merger, the Company changed its name from Certified Grocers of California, Ltd. to Unified.

The Merger provided Unified members with various benefits, including economies of scale, an expanded range of products and services, elimination of duplicative facilities and functions, including legal and accounting services and management information systems. The Merger allowed for an increase of purchasing volume resulting in more favorable pricing on certain products and wider availability of specialized products and services not previously offered by the separate companies.

A California corporation organized in 1922 and incorporated in 1925, Unified does business primarily with those patrons that qualify and have been accepted as "member-patrons." Unified's member-patrons are primarily independent grocers. Unified is operated as a cooperative for tax purposes except with respect to business conducted with non-patrons and business conducted by its subsidiaries. Unified establishes minimum purchase requirements for its member-patrons, which may be modified from time to time. Patrons not meeting member-patron purchase requirements conduct business with Unified either as "associate-patrons" or as customers on a non-patronage basis. Associate patrons have reduced minimum purchase requirements, are required to establish deposits, and do not own shares of capital stock of Unified. The earnings of Unified's subsidiaries are generally retained by Unified, while the earnings of the parent company attributable to business conducted with its members are generally distributed to its patrons in the form of patronage dividends.

WHOLESALE DISTRIBUTION

Unified's wholesale distribution business represented approximately 93% and 94% of sales for the fiscal years ended September 30, 2000 and September 29, 2001, respectively. The wholesale business includes a broad range of branded and private label products in dry grocery, frozen, delicatessen, general merchandise, boxed meat, service deli, ice cream, bakery, dairy and produce.

Unified distributes its various product lines from warehouse and manufacturing complexes located in Los Angeles, Commerce, Santa Fe Springs, Stockton, Hayward and Fresno, California, Milwaukie, Oregon, and Renton, Washington.

Unified sells a full line of branded grocery and nonfood items supplied by unrelated manufacturers and also sells merchandise under its own private labels, including the Springfield, Gingham, Special Value, La Corona, and Golden Creme trade names. Unified also sells private label brand goods under the Western Family, Home & Garden, Valley Fare and Better Buy labels. Unified operates its own bakery and dairy facilities in Southern California. Unified is not dependent upon any single source of supply in any of its businesses, except for the dairy. Most of the raw milk used in production is purchased from a dairy cooperative which provides such products at prices established by the States of California and Oregon. Management believes that alternative suppliers are available for substantially all of Unified's products and that the loss of any one supplier would not have a material adverse effect on Unified's business.

During the course of its business, Unified enters into supply agreements with certain members or customers of Unified. These agreements require the member or customer to purchase certain agreed amounts of its merchandise requirements from Unified and obligate Unified to supply such merchandise under agreed terms and conditions relating to such matters as pricing and delivery. The terms and conditions of such supply agreements may vary in terms and length.

RETAIL BUSINESS

Unified, through its subsidiaries, currently owns all of the common stock of SavMax Foods, Inc. ("SavMax") which operates nine retail grocery stores in Northern California. Unified acquired SavMax as of December 31, 1998. Two stores that were owned and operated by United were converted to the SavMax format following the Merger. Unified, through its subsidiaries, also operates two stores in the Pacific Northwest under the "Thriftway" banner and three stores in Northern California under the "Apple Market" banner.

In May 1999, Unified entered into an agreement to purchase certain assets related to 32 stores divested in connection with Albertsons, Inc.'s merger with American Stores, Inc. The acquisition was completed in October 1999. Unified sold or otherwise permitted the direct transfer of 26 of these stores to Unified members coincident with the closing of the transaction. Pursuant to agreements with state and federal regulatory agencies, the Company operated the remaining 6 stores for a period of time (the "Divestiture Stores"). The Company has either sold or subleased 4 of the 6 stores. Subsequent to year end, the remaining 2 stores were closed and are expected to be sold in the fiscal year ending in 2002. The Albertson's, Inc. transaction resulted in $96 million and $71 million of wholesale volume to the Company for the fiscal years ended September 30, 2000 and September 29, 2001, respectively. The Company continues to maintain a supply volume of $64 million related to the ongoing activity of the member stores.

Retail subsidiary sales were $206.6 million and $159.3 million for the fiscal years ended September 30, 2000 and September 29, 2001 and represented approximately 6% and 5% of net sales, respectively.

SUPPORT BUSINESSES

Unified's retail support businesses collectively accounted for approximately 1% of Unified's net sales for the fiscal years ended September 30, 2000 and September 29, 2001. The Company's retail support operations include financing for inventory and equipment purchases, store remodeling and new store acquisitions. The Company also provides store planning, equipment procurement, information technology, security, payroll and training services. In addition, the Company provides insurance brokerage services and underwrites selected insurance risks through two insurance subsidiaries.

COMPETITION

The food industry is characterized by intense competition and low profit margins. In order to compete effectively, Unified must provide its customers with the capability to meet rapidly fluctuating competitive market conditions, provide a wide range of perishable and nonperishable products, make prompt and efficient deliveries, and provide services that are required by modern supermarket operations. Unified competes with local, regional and national grocery wholesalers and with a number of major manufacturers that market their products directly to retailers. Unified's success is dependent upon its ability to supply food and non-food products and services to its customers in a cost-effective manner and upon the ability of Unified's independent retail supermarket customers to compete effectively with large chain store operations.

CUSTOMERS

Unified is a cooperative organization that conducts business principally with its members. Unified's Bylaws provide for:

  . Member-patrons, that are the shareholders of the Company and participate in the patronage dividend programs; and

  . Associate patrons that do not own shares but do participate in the patronage dividend programs.

Unified also conducts business with non-member customers on a non-patronage basis. Unified's customers and patrons are primarily retail grocery store operators ranging in size from single store operators to multiple store chains. Unified's largest customer and ten largest customers accounted for approximately 6% and 28%; 7% and 28%; and 7% and 29% of net sales for the fiscal years ended August 28, 1999, September 30, 2000 and September 29, 2001, respectively. In addition, Unified's 10 largest credit customers accounted for approximately 30% and 27% of total accounts receivable for fiscal years ended September 30, 2000 and September 29, 2001, respectively.

CAPITAL STOCK

Class A Shares. Class A Shares may be held only by member-patrons of Unified. In order to qualify for and retain member-patron status, a person or other entity (1) must patronize Unified in amounts and in a manner as is established by the Board of Directors; (2) must have approved financial standing; (3) must make application in such form as is prescribed by Unified; and (4) must be accepted as a member only after approval by the Board of Directors.

Unified requires that each of its member-patrons acquire and hold 100 Class A Shares. The price for these shares is the book value per share of the Company's outstanding shares at the close of the fiscal year ended prior to purchase.

Class B Shares. Each holder of Class A Shares must also own a number of Class B Shares in an amount established by the Board of Directors of Unified. The Board of Directors establishes the number of Class B Shares that each member-patron must own, whether based on average weekly purchases or on some other basis. Ownership of Class B Shares is limited to member-patrons or former member-patrons that have tendered such shares to Unified for redemption. The holders of Class B Shares currently have the right to elect approximately 20% of the authorized number of directors. Except as provided above or by California law, the holders of Class B Shares do not have any other voting rights.

Unified requires each member-patron to acquire, over time, Class B Shares having combined issuance value in an amount equal to the member-patron's required subordinated cash deposit. The share price is the book value per share of the outstanding shares at the close of the fiscal year ended prior to purchase.

Class B Shares are generally issued to new member-patrons as part of the patronage dividends paid to the member-patron over a period of five consecutive fiscal years, beginning with the first full fiscal year following admission as a member-patron. The Class B issuance formula generally provides that the member-patron will hold Class B Shares having issuance values equal to 20% of the member-patron's Class B Share requirement after the first full year of patronage dividend, 40% of the Class B Share requirement after the second patronage dividend, and so on until the member-patron reaches 100% of its Class B Share requirement after the fifth patronage dividend.

If following the issuance of Class B Shares as part of the patronage dividend for any given fiscal year, the member-patron does not hold Class B Shares having combined issuance values equal to the amount of Class B Shares required to be held by the member-patron, then additional Class B Shares must be purchased by the member-patron in a quantity sufficient to achieve the required amount. Issuance of these additional Class B Shares will be paid for by charging the member-patron's cash deposit account in an amount equal to the issuance value of the additional Class B Shares.

Member-patrons that were former United members and who did not receive sufficient Class B Shares in the Merger to meet the minimum Class B Share ownership deposit requirements were provided with the following alternatives following the Merger: (i) provide a cash deposit for the deficiency; (ii) purchase additional Class B Shares to cover the deficiency; or (iii) assign 80% of the patronage dividends the shareholder will receive in the future to Unified to purchase Class B Shares for the account of the shareholder until the deficiency is eliminated. During that period, Unified will require the member to purchase at least the percentage of product purchased during the most recent 12 month period prior to the Merger under a supply agreement with Unified. Member-patron deposit fund deficiencies were approximately $13.0 million and $7.6 million for fiscal years ended September 30, 2000 and September 29, 2001, respectively.

Class C Shares. Class C Shares are held by members of the Board of Directors. Each Director purchases one Class C Share for ten dollars. Class C Shares are nonvoting shares and share in liquidation only to the extent of ten dollars per share.

REDEMPTION OF CAPITAL STOCK

Unless otherwise restricted from doing so under applicable law, limitations of credit agreements or provisions of the Bylaws as described below, Class A Shares and Class B Shares held by a shareholder that is no longer a qualified or an active member-patron will be redeemed at the book value of the Company as of the close of the fiscal year last ended prior to termination of member status. However, with respect to terminations prior to September 30, 2000, the repurchase price is Unified's book value at the fiscal year end prior to the effective date of the Merger. Class B Shares of terminated members will not be redeemed until after September 28, 2002.

Unless otherwise restricted from doing so under applicable law, limitations of credit agreements or provisions of the Bylaws, Unified's Bylaws currently provide that until September 28, 2002, excess Class B Shares will be redeemed at the option of the shareholder at either:

  . an amount equal to Unified's book value as of the close of the fiscal year prior to the effective date of the Merger ($188.27); or

  . an amount equal to the book value as of the close of the fiscal year prior to the date the shares are tendered to the Company for repurchase, provided that such repurchase will not occur until after September 28, 2002.

Unified's Bylaws provide that after September 28, 2002 Unified will repurchase excess Class B Shares tendered for redemption at the book value as of the close of the fiscal year prior to the date the shares are tendered for repurchase.

Pursuant to the Merger, Unified agreed to repurchase excess Class B Shares held by former shareholders of United that were received in the Merger and were tendered for redemption prior to January 28, 2001 at the book value as of April 2, 1999 of the shares of United's Common Stock for which the excess Class B Shares were exchanged in the Merger. The purchase price of the shares so redeemed is evidenced by promissory notes of Unified that are payable in twenty equal quarterly principal installments and bear interest at 6% per year.

Pursuant to the Bylaws, the amount of Class B Shares that Unified may redeem in any fiscal year will be typically limited to approximately 5% of the sum of:

  . The number of Class B Shares outstanding as of the close of the preceding fiscal year, and

  . The number of Class B Shares issued as a part of the patronage dividend for such preceding fiscal year.

The Board of Directors has discretion to modify this policy.

Redemption of all capital stock is subject to limitations imposed by the Articles of Incorporation and Bylaws, credit agreements to which the Company is a party, and restrictions imposed by law on the ability of a company to redeem its own shares.

As a California corporation, the Company is subject to the provisions of the California General Corporation Law including Section 500 which limits the ability of the Company to make distributions, including distributions to repurchase its own shares and any payments on notes issued to repurchase Unified shares. Section 500 permits such repurchase and note payments only when retained earnings calculated in accordance with generally accepted accounting principles ("GAAP") equal or exceed the amount of any proposed distribution or an alternative asset/liability ratio test is met. Historically, because of the operations of its subsidiaries, the Company had sufficient retained earnings to accomplish its share repurchase program. As a result of operating losses of retail stores and other subsidiaries of the Company, the Company's retained earnings have been depleted such that they are currently inadequate to permit repurchase of Company shares. The repurchase test permitted under Section 500 based on the ratio of assets to liabilities determined under GAAP, with certain adjustments, cannot currently be met since the Company relies heavily on borrowings to finance its operations. The Company is also a party to credit agreements containing financial and other covenants that limit the ability of the Company to make purchases of its capital stock under certain circumstances.

The Company has established a trust for the purpose of facilitating the transfer of shares by Unified members obligated or entitled to sell shares in accordance with the Company's redemption policy to existing members or new members that are authorized by the Board of Directors to buy shares in accordance with the Bylaws, during periods when the Company is legally unable to buy shares or otherwise elects to cause or permit outstanding shares to be transferred between members. Funds used to purchase shares from selling members are exclusively sourced from funds provided by buying members.

PATRONAGE DIVIDENDS

Unified distributes patronage dividends based upon its patronage earnings during the fiscal year. The Board of Directors approves dividends for the Company's three patronage earnings divisions: the Southern California Dairy Division, the Pacific Northwest Dairy Division and the Cooperative Division.

  . The Southern California Dairy Division consists of patronage earnings generated from sales of products primarily manufactured at a fluid milk and juice bottling plant located in Los Angeles, California. Patronage dividends for this division are paid solely to patrons who purchase dairy and related products from the Southern California Dairy Division.

  . The Pacific Northwest Dairy Division consists of patronage earnings generated from sales of dairy products manufactured by third party suppliers located in Oregon. This division was established in the third quarter of fiscal year 2001. Patronage dividends are paid solely to patrons who purchase dairy products from the Pacific Northwest Dairy Division.

  . The Cooperative Division consists of patronage earnings generated from all other patronage activities of Unified and without distinction to geographic location. Beginning in fiscal 2000, the Cooperative Division includes sales of general merchandise products that were previously sold by a non-patronage subsidiary of Unified.

The following table illustrates the patronage dividend experience of Unified during the past three fiscal years and the transition period.

dollars in thousands
----------------------------------------------------------
Division                      1999 1999(2)    2000    2001
----------------------------------------------------------
Southern California Dairy  $ 9,902   --    $11,028 $10,704
Pacific Northwest Dairy        --    --        --       60
Cooperative(3)               4,293   --      4,398   4,170
----------------------------------------------------------
  TOTAL (1)                $14,195   --    $15,426 $14,934
----------------------------------------------------------

(1) Results in prior periods are not necessarily indicative of results for future periods.
(2) Effective September 27, 1999, the Company changed its fiscal year end from the Saturday nearest August 31 to the Saturday nearest September 30. The transition period covers the period of August 29, 1999 through October 2, 1999. Patronage dividends were not paid for activities that occurred during the transition period.
(3) The Cooperative Division dividends are paid based on the patronage purchases for the following product areas: dry grocery, delicatessen, frozen food, ice cream, meat and bakery. Beginning in fiscal 2000, the Cooperative Division also included patronage purchases for general merchandise. The various patronage earnings divisions in the 1999 period other than dairy have been consolidated into the Cooperative Division.

Net patronage earnings are based on the combined results of the Southern California and Pacific Northwest Dairy Divisions and the Cooperative Division. In the event of a loss in one division, the Board of Directors will make an equitable decision with respect to the treatment of the loss.

Due to logistic and geographic constraints, patrons located in Southern California purchase dairy products from the Southern California Dairy Division while those patrons located in the Pacific Northwest purchase dairy products from the Pacific Northwest Dairy Division. As a result, patrons of Unified located outside of Southern California and the Pacific Northwest generally do not participate in dairy division activities.

Unified's Bylaws provide that patronage dividends may be distributed in cash or in any other form that constitutes a written notice of allocation under
Section 1388 of the Internal Revenue Code. Section 1388 defines the term "written notice of allocation" to mean any capital stock, revolving fund certificate, retain certificate, certificate of indebtedness, letter of advice, or other written notice, that discloses to the recipient the stated dollar amount allocated to the recipient by Unified and the portion thereof, if any, which constitutes a patronage dividend. Written notices of allocation may be in the form of qualified written notices of allocation or non-qualified written notices of allocation. To constitute a qualified written notice of allocation, a patronage dividend must be paid at least 20% in cash and the balance in a form which constitutes a written notice of allocation and which the recipient has agreed to take into income for tax purposes in the year of receipt. If at least 20% of the patronage dividend is not paid in cash, the entire distribution, whether in the form of stock, subordinated patronage dividend certificates or other debt instrument, constitutes a non-qualified written notice of allocation.

Except with respect to member-patrons who were former United members that did not have sufficient Class B Shares immediately following the Merger to meet minimum Class B Share ownership deposit requirements, patronage dividends for the Cooperative Division for the year 2001 will be paid out in the following order and manner: first, member-patrons receive 20% in cash; second, member-patrons receive the required amount of Class B Shares; third, the remainder is credited to the member-patron's deposit account. Patronage dividends generated by the dairy divisions are generally paid in cash after the close of each fiscal quarter.

The Board of Directors adopted an equity enhancement plan for fiscal year 2002. As part of that plan the patronage dividend payment policy has been modified as follows: net earnings from business transacted on a patronage basis in the Cooperative Division with member and associate patrons shall be distributed on a patronage basis based upon the volume of business transacted in the Cooperative Division by written notices of allocation as defined in
Section 1388 of the Internal Revenue Code in the form of:

  . Shares of Class B Common Stock to the extent there exists any deficiency of a member-patron in meeting the requirements for holding Class B Shares specified in the Bylaws of the Company;

  . Subordinated Patronage Dividend Certificates ("Certificates") to the extent of the balance of such patronage dividends for member patrons, such Certificates to have a minimum term of five years, an interest rate equal to an appropriate benchmark interest rate as such rate exists on the issuance date of the Certificates, such rate to be adjusted annually thereafter to be equal to the same benchmark interest rate on each anniversary of the date of issuance of the Certificates, with such other terms and conditions as shall be recommended by management and approved by the Board of Directors, which terms may include provision for conversion of Certificates into Class B Shares for member patrons on a basis to be determined.

Such patronage dividends shall be in the form of non-qualified written notices of allocation and no cash dividends shall be paid.

MINIMUM PURCHASE REQUIREMENT

Unified requires that each patron meet the minimum purchase requirements established by the Board of Directors, which may be changed from time to time. Currently, Unified's minimum purchase requirement for member-patrons is $5,000 per week and $3,500 per week for associate-patrons. Exceptions to the minimum purchase requirements may be granted by the Board of Directors. Entities not meeting these minimum purchase requirements may be permitted to purchase products on a non-patronage basis.

PATRON DEPOSITS

Unified generally requires that its patrons maintain a subordinated cash deposit equal to the greater of twice the amount of each patron's average weekly purchases or twice the amount of the patron's average purchases if purchases are not on a regular basis. Required deposits are typically determined at least twice a year, at the end of Unified's second and fourth fiscal quarters, based on a review of a patron's purchases from the Cooperative Division during the preceding two quarters. Member-patrons meeting certain qualifications established by the Board of Directors may elect to maintain a reduced required deposit of $500,000 or one and one-quarter weeks' average purchases, whichever is greater. Unified pays no interest on the required deposits. Interest is paid on cash deposits which are in excess of a patron's required deposit.

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

Former United shareholders that did not have sufficient Class B Shares immediately following the Merger to meet the minimum deposit requirements were provided the following three alternatives: (i) provide a cash deposit for the deficiency; or (ii) purchase additional Class B Shares to cover the deficiency; or (iii) agree to assign at least 80% of the patronage dividends the shareholder will receive in the future to Unified to purchase Class B Shares for the account of the shareholder until the deficiency is eliminated. During that period, Unified requires the member to purchase at least the percentage of their total product that was purchased from United during the most recent 12 month period prior to the Merger under a supply agreement with Unified.

Associate-patrons may only satisfy the minimum deposit requirement through a cash deposit.

In addition, patrons that participate in Unified's price reservation program are required to maintain a noninterest-bearing deposit based upon the value of the inventory involved in the program. Under Unified's price reservation program, patrons are permitted to submit price reservations in advance for certain dry grocery, frozen, delicatessen and general merchandise purchases. For the patron to get the benefit of the price reservation, an actual order must be placed. The price that the patron will be charged is the price in effect at the time of the reservation.

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

Upon request, Unified will return to patrons the amount of cash deposits that are in excess of the required deposits provided the patron is not in default on any of its obligations to Unified. On termination of membership patrons are entitled to a return of deposits, less all amounts that may be owing by the patron to Unified. In all cases, return of that portion of the patron's cash deposits which consists of required deposits will be governed by the applicable subordination provisions.

SUBORDINATION AGREEMENT, PLEDGE OF SHARES AND GUARANTEES

Unified requires each patron, whether a member-patron or an associate-patron, to execute a subordination agreement that provides for the subordination in certain circumstances of the patron's right to repayment of its deposit to the prior payment in full of certain indebtedness of Unified. In addition, Unified requires that each shareholder pledge its Class A and B Shares of Unified to secure its obligations to Unified. Generally, individual shareholders of corporate members are required to guarantee the obligations of the corporate member except that former shareholders of United who were, at the date of the Merger, in compliance with their obligations to United and its subsidiaries are not required to provide individual guarantees in the absence of financing transactions.

TAX MATTERS

Unified is a corporation operating primarily on a cooperative basis. Unified is subject to federal and state income and franchise taxes and must pay other taxes applicable to corporations, such as sales, excise and real and personal property taxes. Unified files consolidated income tax returns with its subsidiaries.

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

Under Subchapter T, Unified may deduct, in the fiscal year for which they are paid, the amount of patronage dividends paid in cash and qualified written notices of allocation or other property (except a non-qualified written notice of allocation). A written notice of allocation will be qualified if Unified pays at least 20% of the patronage dividend in cash, and the patron consents to take the stated dollar amount of the written notice into income in the year in which it is received. For fiscal year 2001, Unified will deduct for tax purposes the entire amount of its patronage dividends by paying at least 20% in cash and issuing qualified notices of allocation for the remainder. Members sign a consent form as a part of membership to satisfy the consent requirement. Patrons are required to consent to include in their gross income, in the year received, all cash as well as the stated dollar amount of all qualified notices of allocation including the patronage certificates and the book value of the Class B Shares distributed to them as patronage dividends. Class B Shares distributed as part of qualified patronage dividends are also subject to state income and corporation franchise taxes in California and may be subject to these taxes in other states.

Unified is subject to federal income tax and California franchise tax on net earnings of business with or for patrons which is not distributed as qualified written notices of allocation and on net earnings derived from nonpatronage business. For the fiscal year 2002 it is anticipated that all Cooperative Division patronage dividends will be paid in the form of non-qualified written notices of allocation. The patron does not take a non-qualified written notice of allocation into income in the year of receipt and the Company is not entitled to a deduction in that year. The Company will have a deduction, and the patron will have taxable income when the stock is redeemed or the subordinated patronage dividend certificate is paid in cash or property.

To the extent that Class B Shares are received by the patron as qualified notices of allocation under Subchapter T, the Internal Revenue Service ("IRS") has held that if such Class B Shares are redeemed in full or in part or are otherwise disposed of, there will be included in the computation of the gross income of the patron, as ordinary income, in the year of redemption or other disposition, the excess of the amount realized on the redemption or other disposition over the amount previously included in the computation of gross income. However, since Class B Shares may be issued other than as a part of patronage dividends, it is possible that the IRS could take the position that the proceeds from a partial redemption of Class B Shares should be taxed as a dividend.

Patrons are urged to consult their own tax advisors with respect to the U.S. federal income tax consequences of the acquisition, ownership and disposition of Class A Shares and Class B Shares and the receipt of patronage dividends in the light of their own particular circumstances, as well as the effect of any state or local laws.

EMPLOYEES

Unified employs approximately 4,200 employees, of whom approximately 2,700 are members of one of several unions, the two largest being the International Brotherhood of Teamsters and the United Food and Commercial Workers. Collective bargaining agreements affecting the Company's employees have various expiration dates ranging from 2002 through 2004. Unified believes its labor relations to be good.

During the 1st quarter of fiscal 2002, the Company implemented a comprehensive expense reduction initiative. As part of this initiative the Company eliminated approximately 200 existing positions impacting nearly all divisions, departments and facilities. Position reductions have been accomplished by attrition, layoff and elimination of unfilled but budgeted positions. The Company expects that the position eliminations will result in a reduction of personnel costs of approximately $6.2 million on an annualized basis.

ENERGY MATTERS

Unified's operations are dependent upon the continued availability of electric power, diesel fuel and gasoline. Unified's trucking operations are extensive. Diesel fuel storage capacity represents approximately two weeks average usage. A shortage of diesel fuel and gasoline could materially affect deliveries of merchandise and the activities of Unified's service representatives and thus adversely affect Unified's sales. Additionally, a significant increase in the cost of electricity and/or diesel fuel could have a material adverse impact on the Company's earnings.

ITEM 2. PROPERTIES

Unified's corporate offices, warehouses, retail stores and manufacturing facilities as of September 29, 2001 are summarized as follows:

                           Approximate Square
                                      Footage

Description                   Owned    Leased
---------------------------------------------
Corporate offices            60,000   150,000
Dry warehouses            1,753,000 1,023,000
Refrigerated warehouses     822,000   945,000
Manufacturing facilities    165,000        --
Retail stores               105,000   641,000

These properties are located in California, Oregon, Washington and Arizona.

ITEM 3. LEGAL PROCEEDINGS

Unified is a defendant in a number of cases currently in litigation or potential claims encountered in the normal course of business that are being vigorously defended. In the opinion of management, the resolutions of these matters will not have a material adverse effect on Unified's financial position, results of operations, or cash flow.

The Jerome Lemelson Foundation (the "Foundation"), which asserts ownership of certain patents relating to bar code technology, issued a demand that the Company enter into a license agreement with respect to certain patented technology which the Company is claimed to use and which allegedly infringes upon patents issued to Jerome Lemelson, which patents, upon the death of Jerome Lemelson, were assigned to the Foundation. The Foundation filed an action against the Company and others asserting patent infringement and seeking damages in unstated amounts. The Company and the Foundation have reached an agreement to settle the matter, subject only to final documentation of the agreement, at an amount that will not exceed the amounts which Unified has reserved. The Company expects to complete documentation of the agreement during the first quarter of fiscal year 2002.

The United States Environmental Protection Agency ("EPA") notified Unified in 1993 that, together with others, it was a potentially responsible party ("PRP") for the disposal of hazardous substances at a landfill site located in Monterey Park, California. In 1999, the EPA notified the Company that, together with others, it was a PRP for the disposal of hazardous substances at a landfill site located in Patterson, California. Unified has entered into a consent decree that, subject to final approval of the court with jurisdiction over the matter, will resolve the matter at an amount that will not exceed the amounts which Unified has reserved.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY H0LDERS.

NONE

PART II

ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED SHAREHOLDER MATTERS

There is no market for Unified's Class A Shares, Class B Shares, or Class C Shares. As of December 1, 2001, Unified's Class A Shares were held of record by 692 shareholders, Class B Shares were held of record by 679 shareholders, and Unified's Class C Shares were held of record, one share each, by the 18 directors of Unified. In the past, the Company has not paid cash dividends on its stock, and it has no intention to do so in the future.

ITEM 6. SELECTED FINANCIAL DATA

The selected financial information below has been derived from the audited consolidated financial statements of Unified as of the fiscal years ended August 30, 1997, August 29, 1998 and August 28, 1999, the transition period ended October 2, 1999, and the fiscal years ended September 30, 2000 and September 29, 2001. This information is only a summary and should be read in conjunction with Unified's historical financial statements, and related notes, contained elsewhere in this document.

(In thousands, except book value per share)

--------------------------------------------------------------------------------------------------------
                                                                 October
                         August 30, August 29,    August 28,          2,     September 30, September 29,
Fiscal Period Ended            1997       1998       1999(1)     1999(2)              2000          2001
--------------------------------------------------------------------------------------------------------
Net sales                $1,927,092 $1,831,686    $1,893,523    $211,633      $3,067,395    $2,929,473
Operating income (loss)      31,549     26,252        34,589      (1,149)         27,905        27,391
Patronage dividends          14,464     10,149        14,195          --          15,426        14,934
Net earnings (loss)           2,307      3,389(3)      2,639(4)   (7,269)(5)     (11,366)      (13,136)
Total assets                394,002    389,218       451,135     753,513         765,850       762,285
Long-term notes payable      92,217    125,130       143,727     292,871         259,229       288,241
Book value per share         175.22     183.47        188.27      227.56          200.78        171.29
--------------------------------------------------------------------------------------------------------

(1) 1999 includes the acquisition of SavMax Foods, Inc. from December 31,
    1998.
(2) Effective September 27, 1999, the Company changed its fiscal year end from the Saturday nearest August 31 to the Saturday nearest September 30. The transition period covers the period of August 29, 1999 through October 2, 1999. The transition period includes the results of the Merger, which was accounted for as a purchase, from September 29, 1999. Refer to Note 4 in the Consolidated Financial Statements included in item 8.
(3) 1998 includes a $3.2 million gain on sale of 24 acres in Commerce, California, offset by a $1.1 million extraordinary charge for early retirement of debt.
(4) 1999 includes a $7.3 million impairment charge recorded on the company's investment in Hawaiian Grocery Stores offset by a $1.5 million gain on sale of the Company's 10% investment in Common Stock of K. V. Mart Co.
(5) The transition period includes a $6.3 million charge for an early retirement plan, the write-off of United's deferred financing costs of $0.7 million, and integration consulting costs of $0.3 million.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion of Unified's financial condition and results of operations should be read in conjunction with the consolidated financial statements and notes to the consolidated financial statements included elsewhere in this document.

RESULTS OF OPERATIONS

The following table sets forth selected financial data of Unified expressed as a percentage of net sales for the periods indicated below:

------------------------------------------------------------------------------
                             August 28, October 2, September 30, September 29,
Fiscal Period Ended             1999     1999(1)       2000          2001
------------------------------------------------------------------------------
Net sales                      100.0%     100.0%       100.0%        100.0%
Cost of sales                   90.7       90.9         89.2          89.1
Distribution, selling and
 administrative expenses         7.5        9.6          9.9           9.9
Operating income (loss)          1.8       (0.5)         0.9           1.0
Interest expense                 0.6        0.7          0.9           1.0
Other income (expense), net     (0.3)      (3.4)          --            --
Earnings (loss) before pa-
 tronage dividends, income
 taxes and cumulative ef-
 fect of a change in ac-
 counting principle              0.9       (4.6)          --            --
Patronage dividends              0.8        0.0          0.5           0.5
Income taxes                      --       (1.2)        (0.1)         (0.1)
Cumulative effect of a
 change in accounting prin-
 ciple                            --         --           --            --
Net earnings (loss)              0.1       (3.4)        (0.4)         (0.4)
------------------------------------------------------------------------------

(1) Transition period of August 29, 1999 through October 2, 1999.

FISCAL YEAR ENDED SEPTEMBER 29, 2001 ("2001 PERIOD") COMPARED TO FISCAL YEAR ENDED SEPTEMBER 30, 2000 ("2000 PERIOD")

Net sales. Net sales totaled $2.9 billion for the 2001 period as compared to $3.1 billion for the 2000 period. Net sales declined $138 million, which represents a 4.5% decrease over the 2000 period. The overall change in sales is related to the following matters:

Wholesale Distribution Segment:

  . The Company experienced a reduction in distribution volume of $87.2 million due primarily to certain chain store supplemental business in northern California that transitioned to self-distribution.

  . In the fiscal 2000 period, the Company had $41.0 million of low margin non-member activity associated with the former United operations. The Company subsequently eliminated this activity as part of its overall profit improvement and Merger integration activities.

  . Offsetting the declining factors, the Company's membership added 51 new stores during the period. Volume from the new stores, less sales from store closures generated $37.0 million in additional wholesale volume in the 2001 period.

Retail Segment:

  . The Company's owned-retail locations had lower volume for the 2001 period as compared to the 2000 period by $47.3 million. The reduction is due to the closure of three Divestiture Stores and an overall volume decline in same store sales at the Company's other owned-retail stores. Partially offsetting the reduction was the addition of three corporate stores in northern California that were acquired during the fourth quarter of 2001.

Cost of sales. In the 2001 period, cost of sales were $2.6 billion (89.1% of net sales) compared to $2.7 billion (89.2% of net sales) in the 2000 period. The decline in overall cost of sales is due to lower sales volume. The Company has been successful at maintaining the overall margin structure on its pricing to the membership and its retail store operations.

Distribution, selling and administrative. Distribution, selling and administrative expenses were $289.9 million (9.9% of net sales) in the 2001 period, as compared to $304.5 million (9.9% of net sales) in the 2000 period. Several factors contributed to the decrease in expenses in the 2001 period.

 . In the wholesale distribution segment, certain distribution costs are variable and fluctuate with the volume changes noted above. Additionally, the Company was successful in realizing $6.5 million in fixed cost reductions from the Merger through the elimination of duplicate facilities in Northern California and the integration of marketing, administration and information services activities.

 . Total retail expenses declined $5.2 million in the 2001 period due to Divestiture Store closures. Additionally, the Company's other remaining owned-retail stores experienced an increase in costs as a percent of sales due to a weakening in same-store sales as described above.

Interest. Interest expense was $28.1 million (1.0% of net sales) in the 2001 period as compared to $28.9 million (0.9% of net sales) in the 2000 period. The Company's effective borrowing rates for the 2001 and 2000 periods were 7.79% and 8.16% respectively. The effect of the decrease in interest rates offset the Company's higher borrowing levels.

Patronage dividends. Estimated patronage dividends totaled $14.9 million for the 2001 period as compared to $15.4 million for the 2000 period. The estimated patronage earnings for fiscal 2001 are comprised of patronage earnings from the Company's three patronage pools: the Cooperative, Southern California Dairy and Pacific Northwest Dairy Divisions. For the 2001 period, the Company had patronage earnings of $4.2 million in the Cooperative Division, $10.7 million from the Southern California Dairy Division, and $60,000 from the Pacific Northwest Dairy Division. For the 2000 period, the Company had patronage earnings of $4.4 million in the Cooperative Division and $11.0 million from the Southern California Dairy Division.

Income Taxes. The income tax benefit was $2.5 million and $5.0 million for the 2001 and 2000 periods, respectively. The income tax benefit reflects the effect of the current year losses in non-patronage subsidiaries that can be utilized to offset taxable income in previous periods or carried forward to offset taxable income in future periods generated from operations and available tax planning strategies.

Net loss. The net loss for the 2001 period was $13.1 million compared to a net loss of $11.4 million for the 2000 period. Net profits or losses are generated by the Company's subsidiaries and non-patronage activities and are not included in patronage earnings of the cooperative.

  . The Company's Wholesale Distribution segment had a non-patronage loss in its specialty food products subsidiary of $2.7 million and $130,000 for the 2001 and 2000 periods, respectively. The Company began transitioning the source for certain northern California specialty volume from southern to northern California in the 2000 period but did not complete the transition until the second quarter of the 2001 period. The transition delay created operational inefficiencies from duplicative inventories and resulted in lower gross profits. Additionally, the Company entered the Washington marketplace during the 2000 period and experienced higher costs related to the transition to the marketplace.

  . Retail losses were $13.0 and $13.9 million for the 2001 and 2000 periods, respectively. Operating losses and shutdown costs from the Divestiture Stores were the primary factors. The Company's other owned-retail stores experienced higher losses in the 2001 period as a result of increased competitive pressures resulting in weakening sales. The Company also experienced higher costs associated with a re-merchandising and remodeling activity that occurred in the 2001 period.

  . Earnings from the Company's other subsidiaries improved $2.1 million in the 2001 period. Financing activities earned $1.1 million for the 2001 period compared to a loss of $60,000 for the 2000 period. The improvement over the 2000 period is primarily related to the reorganization of retail lease activities that were separated from the finance operations and included in the Cooperative Division in the 2001 period. Losses related to equipment sales and member services in the 2000 period were $1.2 million. These activities were reorganized and included in the Cooperative Division in the 2001 period.

The Company will continue to evaluate underperforming subsidiary operations and make a determination with regards to possible sale or closure.

FISCAL YEAR ENDED SEPTEMBER 30, 2000 ("2000 PERIOD") COMPARED TO FISCAL YEAR ENDED AUGUST 28, 1999 ("1999 PERIOD")

Net Sales. Net sales totaled $3.1 billion for the 2000 period as compared to $1.9 billion for the 1999 period. The sales increase of $1.2 billion represents a 61.9% increase over the 1999 period. The increase in sales is primarily related to the Merger with United ($873.1 million), additional wholesale supply volume to stores which certain member retailers acquired as a result of the Albertson's divestiture ($70.9 million), the consolidation of SavMax ($36.7 million), the purchase of the operating assets of Gourmet Specialties ($35.8 million), and the retail volume from stores the Company acquired as a result of the Divestiture Stores ($35.9 million).

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

Income Taxes. The income tax benefit was $5.0 million for the 2000 period compared to a provision for income taxes of $64,000 for the 1999 period. The income tax benefit reflects the effect of the current year losses in non-patronage subsidiaries that can be utilized to offset taxable income in previous periods and carried forward to offset taxable income in future periods generated from operations and available tax planning strategies.

Net (Loss) Earnings. Net loss for the 2000 period was $11.4 million compared to net earnings $2.6 million for the 1999 period. The losses resulted primarily from Unified's retail operations ($13.7 million pre-tax). This was predominately due to start-up costs, operating losses, and shutdown costs from the stores operated by the Company as a result of its store acquisitions from Albertson's, along with losses of Unified's other retail operations including retail operations acquired from United. Net losses are generated by the Company's subsidiaries and nonpatronage activities, which do not distribute patronage dividends. The

Company intends to sell or close unprofitable retail operations and is evaluating under-performing subsidiary operations.

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

LIQUIDITY AND CAPITAL RESOURCES

Unified relies upon cash flow from operations, patron deposits, shareholdings and borrowings under Unified's credit lines to finance operations. Net cash provided by operating activities totaled $51.3 million for fiscal year 2000 compared to $20.0 million for fiscal year 2001. Net cash provided by operating activities in the 2001 period is primarily due to increased accrued and long-term liabilities, as well as decreases in notes and accounts receivable and inventory. Working capital was $133.0 million and $142.0 million and the current ratio was 1.4 for the fiscal years ended September 30, 2000 and September 29, 2001, respectively. Working capital varies primarily as a result of seasonal inventory requirements.

Capital expenditures totaled $23.3 million in the 2001 period, $23.4 million in the 2000 period and $17.3 million in the 1999 period. The majority of the capital spending for fiscal year 2001 included expenditures for machinery and equipment at $12.1 million, computer equipment at $3.0 million and other miscellaneous items totaling $8.2 million. Proceeds from the sale of properties of $7.4 million in the 2001 period is primarily due to the disposition of 3 Divestiture Stores.

At September 29, 2001, Unified had $73.9 million and $40.0 million outstanding in senior secured notes to certain insurance companies and pension funds under a Note Purchase Agreement dated September 29, 1999, (as amended the "Senior Note Agreement").

Unified also has a $200 million secured revolving credit facility with a group of banks. The revolving credit agreement is secured, expires on October 1, 2004 and bears interest at either the bank's base rate plus .75% or at an adjusted LIBOR rate plus a margin ranging from 2.00% to 3.00% depending on Unified's leverage ratio. The revolving credit facility permits advances of up to 85% of eligible accounts receivable and 65% of eligible inventories.

Subsequent to year end, Unified amended the Senior Note Agreement and the revolving credit facility. For the Senior Note Agreement, the amendment modified two financial covenants (consolidated tangible net worth and fixed charge coverage). The amendment assumes that improvements will be made in future performance with respect to both ratios. In addition, the interest rates on both senior secured notes have increased by 0.25% until such time as the consolidated tangible net worth increases to $80.0 million after excluding future consolidated net income generated after September 29, 2001. The amendment related to the revolving credit facility changed the requirements of certain financial covenants at September 29, 2001 and through fiscal year 2002, with respect to minimum tangible net worth, the fixed charge coverage ratio and the ratio of funded debt to earnings before interest, taxes, depreciation and amortization, and patronage dividends ("EBITDAP"). At its December meeting, the Board of Directors adopted a plan for Equity Enhancement--Fiscal Year 2002 and, as required by the amendment, provided the adopted plan to the lenders. The amended covenants in the revolving credit facility require improved performance in future periods with respect to minimum adjusted tangible net worth, the fixed charge coverage ratio and EBITDAP. The amendment also increased borrowing costs to either: (i) LIBOR plus an increased applicable margin (the increase is reflected above) based on funded debt to operating cash flow or (ii) the higher of the lender's base rate or 0.50% above the lender's borrowing rate plus 0.75%.

The credit agreements contain customary representations, warranties, covenants, including financial covenants, and default provisions for financing of this type. Obligations under the credit agreements are senior to the rights of members with respect to deposits, patronage dividend certificates and subordinated Notes. Both the Senior Note Agreement and the revolving credit facility limit the incurrence of additional funded debt, restrict the issuance of secured debt, and prohibit distributions to shareholders (including repurchase of shares) under certain circumstances. In the event Unified achieves designated investment grade ratings for a period of not less than one year, the interest rate on the $73.9 million senior secured notes would be reduced by 0.50% and the securitization of all the senior secured notes and the revolving credit facility would be eliminated.

Unified entered into a five-year interest rate collar agreement during February 1999 in relation to certain borrowings on its variable rate revolving credit. The collar agreement was put in place without incurring a fee. The collar agreement is structured such that Unified pays a variable rate of interest between 6% (cap rate) and 4.94% (floor rate) based on a notional amount of $50 million. The weighted average interest rate, prior to lender's margin, on borrowings on the revolving credit was 6.71% at September 30, 2000 and 3.73% at September 29, 2001.

Unified's Capital Investment Notes are serialized, have a stated interest rate of 5%, currently bear interest at 7%, and mature ten years from the date of issuance. The notes are subordinated and have maturity dates through 2005. The notes originated with the former United entity and were assumed as part of the Merger. The Board of Directors at its discretion may change the interest rate above the stated rate of 5%.

A $10.0 million credit agreement is collateralized by Grocers Capital Company's ("GCC") member loan receivables. GCC is a wholly owned subsidiary of Unified. The primary function of GCC is to provide loan financing to Unified's member-patrons. The funding for loans made by GCC is provided by GCC's cash reserves as well as the $10.0 million credit agreement. The credit agreement as amended and restated has a maturity date of October 31, 2004. Amounts advanced under the credit agreement bear interest at prime (6.0% at September 29, 2001) or Eurodollar (2.95% at September 29, 2001) plus 2.50%. No amounts were outstanding under this credit line at September 30, 2000. The outstanding balance was $7.0 million at September 29, 2001. The unused portion of this credit line is subject to commitment fees of 0.125%.

Member loan receivables are periodically sold by GCC to a bank through a loan purchase agreement. This loan purchase agreement, as amended and restated, extends through October 31, 2004. Total loan purchases under the agreement are limited to a total aggregate principal outstanding of $70.0 million, previously $50.0 million. GCC entered into an additional loan purchase agreement with a different bank in January 1999. This additional loan purchase agreement can be terminated upon thirty days prior written notice. There is no maximum limitation on the loan purchases pursuant to the additional loan purchase agreement. At September 30, 2000 and September 29, 2001, the aggregate principal outstanding balance of loans purchased by the banks was approximately $17.3 million and $16.0 million, respectively. The loan sales are subject to limited recourse provisions.

United Resources ("UR"), a subsidiary of the Company, had an agreement with a bank whereby it sold certain of its notes receivable from members subject to limited recourse provision. At September 30, 2000 the balance of such sold notes that were outstanding and subject to recourse provision was approximately $11.0 million. The UR obligations with respect to these notes have been transferred to GCC and are included in the September 29, 2001 loan sale balance disclosed above.

The Company has also guaranteed loans made directly to members by third-party lenders. At September 30, 2000 and September 29, 2001 the maximum principal amount of these guarantees was $0.7 million. Member loans, provided by the Company and third parties, are generally secured with collateral which usually consists of personal and real property owned by member-patrons and personal guarantees of member-patrons.

Patrons are generally required to maintain subordinated deposits with Unified and member-patrons are required to purchase Class B Shares to satisfy this requirement. In the Merger, former United members were provided the opportunity to build the minimum subordinated deposit over time, provided that they agree to assign 80% of patronage dividends received and maintain a supply agreement with Unified until the minimum deposit condition is satisfied. Upon termination of patron status, the withdrawing patron will be entitled to recover deposits in excess of its obligations to Unified if permitted by the applicable subordination provisions, and a member-patron also will be entitled to have its shares redeemed, subject to applicable legal requirements, company policies and credit agreement limitations.

RECENT ACCOUNTING PRONOUNCEMENTS

The Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards ("SFAS") No. 133, "Accounting for Derivative Instruments and Hedging Activities," which establishes accounting and reporting standards for derivative instruments, including certain derivative instruments embedded in other contracts, and for hedging activities. The statement requires that the Company recognize all derivatives as either assets or liabilities in the balance sheet and measure those instruments at fair value. The Company adopted this statement, as amended by SFAS Nos. 137 and 138, effective October 1, 2000.

The Company entered into a five-year interest rate collar agreement during February 1999 in relation to certain borrowings on its variable rate revolving credit facility. The Company has designated the interest rate collar agreement as a cashflow hedge. Under the provisions of SFAS No. 133, the fair value of the collar must be reflected in the Company's financial statements. On October 1, 2000 the Company recognized the fair value of the collar, which totaled $1.2 million, as a cumulative effect of a change in accounting principle in other comprehensive earnings (loss). Additionally, SFAS No. 133 requires that the fair value of the collar be adjusted with the change in fair value being recorded as an adjustment to other comprehensive earnings (loss). Due to declining interest rates, the Company recorded an unrealized loss on valuation against the fair value of the collar of $3.0 million during fiscal year 2001.

The Company holds investments in various marketable securities and convertible bonds. Prior to the adoption of SFAS No. 133, the Company classified its convertible bonds as available for sale, with the changes in fair value recorded in other comprehensive earnings (loss). With the adoption of SFAS No. 133, the convertible bonds were reclassified to trading securities, which resulted in the Company recognizing gains of $52,000 at October 1, 2000. The $52,000 of gains was comprised of a $31,000 cumulative effect of a change in accounting principle and a $21,000 reclassification of previously unrealized holding gains. During the year ended September 29, 2001, the Company recorded losses due to the changes in the fair value of the convertible bonds totaling $0.7 million.

In December 1999, the Securities and Exchange Commission issued Staff Accounting Bulletin No. 101 ("SAB No. 101") which summarizes certain of the staff's views in applying generally accepted accounting principles to revenue recognition in financial statements. The effective date of SAB No. 101 for the Company was the quarter ended September 29, 2001. The implementation of SAB No. 101 did not have a material impact on the Company's financial position or its results of operations.

SFAS No. 140, "Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities," provides accounting and reporting standards for transfers and servicing of financial assets and extinguishments of liabilities based on consistent application of a financial components approach that focuses on control. This statement was effective for transfers and servicing of financial assets and extinguishments of liabilities occurring after March 31, 2001 and is to be applied prospectively. Management has determined the effect on the Company's financial statements to be immaterial.

In July 2001, the FASB issued SFAS No. 141, "Business Combinations" and SFAS No. 142, "Goodwill and Other Intangible Assets". SFAS No. 141 requires that all business combinations be accounted for under the purchase method. The statement further requires separate recognition of intangible assets that meet one of two specified criteria. The statement applies to all business combinations initiated after June 30, 2001. SFAS No. 142 requires that an intangible asset that is acquired shall be initially recognized and measured based on its fair value. The statement also provides that goodwill should not be amortized, but shall be tested for impairment annually, or more frequently if circumstances indicate potential impairment, through a comparison of fair value to its carrying amount. SFAS No. 142 is effective for fiscal periods beginning after December 15, 2001. The Company will implement the pronouncement beginning in the first quarter of fiscal year 2003. Existing goodwill will continue to be amortized through the remainder of fiscal 2002 at which time amortization will cease and the Company will perform a transitional goodwill impairment test. The Company is currently evaluating the impact of the new accounting standards on existing goodwill and other intangible assets. While the ultimate impact of the new accounting standards has yet to be determined, goodwill amortization expense for the fiscal year ended September 29, 2001 was $1.5 million.

In July 2001, the FASB issued SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets". SFAS No. 144 addresses financial accounting and reporting for the impairment or disposal of long-lived assets. This statement supercedes SFAS No. 121 on the same topic and the accounting and certain reporting provisions of Accounting Principles Board ("APB") Opinion No. 30, "Reporting the Results of Operations--Reporting the Effects of Disposal of a Segment of a Business, and Extraordinary, Unusual and Infrequently Occurring Events and Transactions", for the disposal of a segment of a business (as defined in that Opinion). This Statement also amends Accounting Research Bulletin No. 51, "Consolidated Financial Statements," to eliminate the exception to consolidation for a subsidiary for which control is likely to be temporary. SFAS No. 144 is effective for fiscal periods beginning after December 15, 2001. The Company will implement the pronouncement beginning in the first quarter of fiscal year 2003. The Company is currently evaluating the impact of the new accounting standards on existing long-lived assets.

FORWARD-LOOKING INFORMATION

This document and the documents of Unified incorporated by reference may contain "forward-looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995. These statements relate to expectations concerning matters that (a) are not historical facts, (b) predict or forecast future events or results, (c) embody assumptions which may prove to have been inaccurate, including Unified's assessment of the probability and materiality of losses associated with litigation and other contingent liabilities; and Unified's expectations regarding the adequacy of capital and liquidity. Also, when we use words such as "believes," "expects," "anticipates" or similar expressions, we are making forward-looking statements. Although Unified believes that the expectations reflected in such forward-looking statements are reasonable, we cannot give you any assurance that such expectations will prove correct. Important factors that could cause actual results to differ materially from such expectations include the adverse effects of the changing industry environment and increased competition; sales decline and loss of customers; exposure to the uncertainties of litigation and other contingent liabilities; the failure of Unified to take steps to stem losses in its retail operations; the inability of the Company to establish and perform plans to improve its operating performance and equity base in order to meet financial covenants applicable to future periods; and the increased credit risk to Unified caused by the ability of former United members to establish their required minimum deposits over time through use of patronage dividends to purchase Class B Shares if such members default on their obligations to Unified prior to their deposit requirements being met and the existing deposit proves inadequate to cover such members' obligation. All forward-looking statements attributable to Unified are expressly qualified in their entirety by the factors which may cause actual results to differ materially.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Unified has only limited involvement with derivative financial instruments. They are used to manage well-defined interest rate risks. Unified entered into a five-year interest rate collar agreement in February 1999 in relation to certain borrowings on its variable rate revolving credit. The collar agreement was put in place without incurring a fee with respect to the collar transaction. The hedge agreement is structured such that Unified pays a variable rate of interest between 6% (cap rate) and 4.94% (floor rate) based on a notional amount of $50 million. The weighted average interest rate, prior to lender's margin, on borrowings on the revolving credit was 3.73% at September 29, 2001. In addition, the Company recorded a negative fair value of $1.8 million on the interest rate collar agreement at September 29, 2001, due to declining interest rates.

Unified is subject to interest rate changes on its notes payable under the Company's credit agreements that may affect the fair value of the notes payable and cash flow and earnings. Based on the notes payable outstanding at September 29, 2001 and the current market condition, a 100 basis point increase in the applicable interest rates would decrease Unified's annual cash flow and pretax earnings by approximately $1.1 million. Conversely, a 100 basis point decrease in the applicable interest rates would increase annual cash flow and pretax earnings by $1.1 million.

With the adoption of SFAS No. 133, the Company's investments in convertible bonds were reclassified from available for sale securities to trading securities. As a result of changing the classification of the convertible bonds, the Company is subject to market risk associated with fluctuations in interest rates and the market value of the embedded conversion feature. During the year ended September 29, 2001, the Company recorded losses due to the changes in the fair value of the convertible bonds totaling $0.7 million.

ITEM 8. FINANCIAL STATEMENTS

INDEPENDENT AUDITORS' REPORT

The Board of Directors
Unified Western Grocers, Inc.

We have audited the accompanying consolidated balance sheets of Unified Western Grocers, Inc. and subsidiaries (the "Company") as of September 30, 2000 and September 29, 2001, and the related consolidated statements of earnings and comprehensive earnings, shareholders' equity, and cash flows for the year ended August 28, 1999, the transition period ended October 2, 1999, and the years ended September 30, 2000 and September 29, 2001. Our audits also included the financial statement schedule listed in the Index at Item 14(a)(2). These financial statements and the financial statement schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements and the financial statement schedule based on our audits.

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

In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of the Company as of September 30, 2000 and September 29, 2001, and the results of their operations and their cash flows for the year ended August 28, 1999, the transition period ended October 2, 1999, and the years ended September 30, 2000 and September 29, 2001, in conformity with accounting principles generally accepted in the United States of America. Also, in our opinion, such financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly in all material respects the information set forth therein.

As discussed in Note 1 to the consolidated financial statements, the Company implemented the provisions of Statement of Financial Accounting Standards No. 133 "Accounting for Derivative Instruments and Hedging Activities" effective October 1, 2000.

Deloitte & Touche LLP

Los Angeles, California
December 12, 2001

--------------------------------------------------------------------------------

Unified Western Grocers, Inc. and Subsidiaries

CONSOLIDATED BALANCE SHEETS

(dollars in thousands)

-----------------------------------------------------------------------------
                                                  September 30, September 29,
                                                           2000          2001
-----------------------------------------------------------------------------
ASSETS
Current Assets:
  Cash and cash equivalents                         $ 10,355      $ 14,802
  Accounts and notes receivable, net                 190,654       187,879
  Inventories                                        230,259       224,438
  Prepaid expenses                                     6,493         7,533
  Deferred taxes                                      14,210        10,043
-----------------------------------------------------------------------------
   Total current assets                              451,971       444,695
Properties, net                                      123,374       122,657
Investments                                           43,585        48,983
Notes receivable                                      46,780        33,093
Goodwill, net                                         55,745        56,512
Other assets, net                                     44,395        56,345
-----------------------------------------------------------------------------
     TOTAL ASSETS                                   $765,850      $762,285
-----------------------------------------------------------------------------
LIABILITIES AND SHAREHOLDERS' EQUITY
Current Liabilities:
  Accounts payable                                  $214,607      $184,810
  Accrued liabilities                                 77,258        90,942
  Current portion of notes payable                    10,760        10,535
  Patrons' excess deposits and declared patronage
   dividends                                          16,428        16,446
-----------------------------------------------------------------------------
    Total current liabilities                        319,053       302,733
Notes payable, due after one year                    259,229       288,241
Long-term liabilities, other                          62,114        63,944
Commitments and contingencies
Patrons' deposits and certificates:
Patrons' required deposits                            21,970        14,804
Subordinated patronage dividend certificates           5,926         4,105
Shareholders' equity:
  Class A Shares                                      10,899        11,576
  Class B Shares                                      74,870        79,100
  Additional paid-in capital                          18,095        18,095
  Accumulated deficit                                 (5,572)      (18,708)
  Accumulated other comprehensive loss                  (734)       (1,605)
-----------------------------------------------------------------------------
   Total shareholders' equity                         97,558        88,458
-----------------------------------------------------------------------------
     TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY     $765,850      $762,285
-----------------------------------------------------------------------------

The accompanying notes are an integral part of these statements.

--------------------------------------------------------------------------------

Unified Western Grocers, Inc. and Subsidiaries

CONSOLIDATED STATEMENTS OF EARNINGS AND COMPREHENSIVE EARNINGS

(dollars in thousands)

-------------------------------------------------------------------------------
                                         Transition
                                             Period
                             Year ended       ended    Year ended    Year ended
                             August 28,  October 2, September 30, September 29,
                                   1999        1999          2000          2001
-------------------------------------------------------------------------------
Net sales                    $1,893,523   $211,633   $3,067,395    $2,929,473
Costs and expenses:
Cost of sales                 1,717,779    192,323    2,735,011     2,612,213
Distribution, selling and
 administrative                 141,155     20,459      304,479       289,869
-------------------------------------------------------------------------------
Operating income (loss)          34,589     (1,149)      27,905        27,391
Interest expense                (11,911)    (1,495)     (28,880)      (28,124)
Other income (expense), net      (5,780)    (7,218)          --            --
-------------------------------------------------------------------------------
Earnings (loss) before
 patronage dividends,
 income taxes and
 cumulative effect of a
 change in accounting
 principle                       16,898     (9,862)        (975)         (733)
Patronage dividends             (14,195)        --      (15,426)      (14,934)
-------------------------------------------------------------------------------
Earnings (loss) before
 income taxes and
 cumulative effect of a
 change in accounting
 principle                        2,703     (9,862)     (16,401)      (15,667)
Income taxes (benefit)               64     (2,593)      (5,035)       (2,500)
-------------------------------------------------------------------------------
Earnings (loss) before
 cumulative effect of a
 change in accounting
 principle                        2,639     (7,269)     (11,366)      (13,167)
-------------------------------------------------------------------------------
Cumulative effect of a
 change in accounting
 principle, net of income
 taxes                               --         --           --            31
-------------------------------------------------------------------------------
  NET EARNINGS (LOSS)             2,639     (7,269)     (11,366)      (13,136)
-------------------------------------------------------------------------------
Other comprehensive
 earnings (loss), net of
 income taxes:
Cumulative effect of a
 change in accounting
 principle                                                              1,143
Unrealized loss on valua-
 tion of interest rate col-
 lar                                                                   (2,933)
Unrealized holding (loss)
 gain                              (738)       (54)         189           555
Minimum pension liability
 adjustment                          56         --         (364)          364
-------------------------------------------------------------------------------
  COMPREHENSIVE EARNINGS
   (LOSS)                    $    1,957    $(7,323)   $ (11,541)    $ (14,007)
-------------------------------------------------------------------------------

The accompanying notes are an integral part of these statements.

--------------------------------------------------------------------------------
Unified Western Grocers, Inc. and Subsidiaries

CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY

(dollars in thousands)

---------------------------------------------------------------------------------------------------
for fiscal years
ended August 28, 1999,                                                                Accumulated
the transition period                                                                    Other
ended October 2, 1999        Class A           Class B       Additional              Comprehensive
and September 30, 2000    ---------------  ----------------   Paid-in   Accumulated    Earnings
and September 29, 2001    Shares   Amount   Shares   Amount   Capital     Deficit       (Loss)
---------------------------------------------------------------------------------------------------
Balance, August 28, 1998  46,800  $ 5,479  380,146  $56,992               $  15,685        $   177
 Class A Shares issued     4,800      879
 Class A Shares redeemed  (5,200)    (689)                                     (264)
 Class B Shares issued                      18,210    3,429
 Class B Shares redeemed                   (19,007)  (2,588)                   (900)
 Net earnings                                                                 2,639
 Net unrealized loss on
  depreciation of
  investments (net of
  deferred tax benefit
  of $375)                                                                                    (738)
 Minimum pension
  liability adjustment
  (net of deferred tax
  liability of $41)                                                                             56
---------------------------------------------------------------------------------------------------
Balance, August 28, 1999  46,400    5,669  379,349   57,833                  17,160           (505)
 Class A Shares issued    18,952    4,793                       $ 3,176
 Class A Shares redeemed    (500)     (64)                                      (30)
 Class B Shares issued                      87,526   22,227      14,919
 Class B Shares redeemed                   (71,310)  (9,469)                 (3,614)
 Net loss                                                                    (7,269)
 Net unrealized loss on
  depreciation of
  investments (net of
  deferred tax benefit
  of $27)                                                                                      (54)
---------------------------------------------------------------------------------------------------
Balance, October 2, 1999  64,852   10,398  395,565   70,591      18,095       6,247           (559)
 Class A Shares issued     4,280    1,024
 Class A Shares redeemed  (3,294)    (523)                                     (110)
 Class B Shares issued                      37,131    7,490
 Class B Shares redeemed                   (12,645)  (3,211)                   (343)
 Net loss                                                                   (11,366)
 Net unrealized gain on
  appreciation of
  investments (net of
  deferred tax liability
  of $91)                                                                                      189
 Minimum pension
  liability adjustment
  (net of deferred tax
  benefit of $241)                                                                            (364)
---------------------------------------------------------------------------------------------------
Balance, September 30,
 2000                     65,838   10,899  420,051   74,870      18,095      (5,572)          (734)
 Class A Shares issued     3,617      761
 Class A Shares redeemed
  (Shares exchanged for
  Class B Shares)           (330)     (84)
 Class B Shares issued                      32,843    5,653
 Class B Shares redeemed                    (5,605)  (1,423)
 Net loss                                                                   (13,136)
 Cumulative effect of a
  change in accounting
  principle                                                                                  1,143
 Net unrealized loss on
  valuation of interest
  rate collar                                                                               (2,985)
 Net unrealized gain on
  appreciation of
  investments (net of
  deferred tax liability
  of $285)                                                                                     607
 Minimum pension
  liability adjustment
  (net of deferred tax
  liability of $241)                                                                           364
---------------------------------------------------------------------------------------------------
BALANCE, SEPTEMBER 29,
 2001                     69,125  $11,576  447,289  $79,100   $18,095     $(18,708)        $(1,605)
---------------------------------------------------------------------------------------------------

The accompanying notes are an integral part of these statements.

--------------------------------------------------------------------------------
Unified Western Grocers, Inc. and Subsidiaries

CONSOLIDATED STATEMENTS OF CASH FLOWS

(dollars in thousands)

-------------------------------------------------------------------------------
                                         Transition          Year          Year
                            Year ended Period ended         ended         ended
                            August 28,   October 2, September 30, September 29,
                                  1999         1999          2000          2001
-------------------------------------------------------------------------------
Cash flows from operating
 activities:
Net earnings (loss)           $2,639     $(7,269)     $(11,366)     $(13,136)
 Adjustments to reconcile
  net earnings (loss) to
  net cash provided (util-
  ized) by operating ac-
  tivities:
 Depreciation and amorti-
  zation                      16,906       2,478        26,514        24,735
 Deferred taxes               (1,535)                   (5,035)       (2,250)
 Gain on sale of invest-
  ments in affiliates,
  member loan receivables,
  and properties, net         (1,360)        (32)          (50)         (172)
 Reduction in fair value
  of investment                7,280
 (Increase) decrease in
  assets:
  Accounts and notes re-
   ceivable, net             (11,971)    (17,173)       (2,258)        5,853
  Inventories                (15,166)     (5,804)       (1,262)        6,621
  Prepaid expenses              (275)      1,554         4,859        (1,040)
  Notes receivable            (2,753)       (700)       (3,865)       13,687
 Increase (decrease) in
  liabilities:
  Accounts payable             7,713       8,517        43,896       (29,797)
  Accrued liabilities         (1,438)      9,155        (6,798)       13,193
  Patrons' excess deposits
   and declared patronage
   dividends                   2,461      (3,065)        3,402            18
  Long-term liabilities,
   other                       6,978       6,458         3,269         2,380
-------------------------------------------------------------------------------
Net cash provided (util-
 ized) by operating activ-
 ities                         9,479      (5,881)       51,306        20,092
-------------------------------------------------------------------------------
Cash flows from investing
 activities:
 Purchase of properties      (11,372)     (1,141)      (23,363)      (23,355)
 Investment in securities,
  net                         (7,720)        200        (2,917)       (6,783)
 Proceeds from sales of
  notes receivable             6,590                     2,511
 Proceeds from sales of
  properties                      82          81           674         7,438
 Increase in other assets     (3,024)     (4,473)       (7,970)      (15,427)
 Acquisition of net assets
  from wholesale distribu-
  tion companies*             (8,954)      7,134          (428)
 Acquisition of net assets
  in retail store opera-
  tions**                         75                                  (2,334)
-------------------------------------------------------------------------------
Net cash (utilized) pro-
 vided by investing activ-
 ities                       (24,323)      1,801       (31,493)      (40,461)
-------------------------------------------------------------------------------
Cash flows from financing
 activities:
 Additions to long-term
  notes payable               20,500     114,000                      38,600
 Reduction of long-term
  notes payable                 (139)    (86,098)      (26,248)
 Additions to short-term
  notes payable                              109            81
 Reduction of short-term
  notes payable               (1,593)     (3,010)       (7,531)      (11,086)
 Redemption of patronage
  dividend certificates         (172)                                 (1,862)
 Repurchase of shares from
  members                     (4,441)    (13,177)         (976)
 Increase (decrease) in
  members' required depos-
  its                            303       1,230          (713)       (7,166)
 Issuance of shares to
  members                      4,308          56         8,872         6,330
-------------------------------------------------------------------------------
Net cash provided (util-
 ized) by financing activ-
 ities                        18,766      13,110       (26,515)       24,816
-------------------------------------------------------------------------------
Net increase (decrease) in
 cash and cash equivalents     3,922       9,030        (6,702)        4,447
Cash and cash equivalents
 at beginning of year          4,105       8,027        17,057        10,355
-------------------------------------------------------------------------------
CASH AND CASH EQUIVALENTS
 AT END OF YEAR               $8,027     $17,057      $ 10,355      $ 14,802
-------------------------------------------------------------------------------

The accompanying notes are an integral part of these statements.

-------------------------------------------------------------------------------
Unified Western Grocers, Inc. and Subsidiaries

CONSOLIDATED STATEMENTS OF CASH FLOWS--(CONTINUED)

(dollars in thousands)

------------------------------------------------------------------------------------
                                          Transition
                          Year ended    Period ended      Year ended     Year ended
                          August 29,      October 2,   September 30,  September 29,
                                1999            1999            2000           2001
------------------------------------------------------------------------------------
SUPPLEMENTAL DISCLOSURE
 OF CASH FLOW INFORMA-
 TION:
Cash paid during the
 year for:
 Interest                  $ 11,962       $  2,426        $26,262        $26,124
 Income taxes              $  1,673                                      $    78
------------------------------------------------------------------------------------
*ACQUISITION OF NET AS-
 SETS FROM WHOLESALE
 DISTRIBUTION COMPANIES:
 Working capital, other
  than cash                $ (6,292)      $(62,814)       $  (431)
 Properties                  (1,442)       (40,709)           850
 Notes receivable and
  other assets               (1,220)       (45,457)        (2,217)
 Goodwill - United Gro-
  cers, Inc.                               (29,233)        (2,452)
 Goodwill - Central Food
  Sales                                                      (428)
 Long-term notes payable                   119,429
 Long-term liabilities,
  other                                     17,485          4,250
                                          --------
                                           (41,299)
 Total equity investment
  in United Grocers,
  Inc.                                      48,433
------------------------------------------------------------------------------------
 Net cash effect due to
  acquisition of net as-
  sets from wholesale
  distribution companies   $ (8,954)(a)   $  7,134 (b)    $  (428)(c)
------------------------------------------------------------------------------------
**ACQUISITION OF NET AS-
 SETS IN RETAIL STORE
 OPERATIONS:
 Working capital, other
  than cash                $111,327                                      $  (800)
 Properties                  (4,467)                                        (600)
 Notes receivable and
  other long-term assets     (2,681)                                         (36)
 Goodwill                   (23,354)                                        (898)
 Long-term liabilities,
  other                       1,883
 Long-term notes payable      5,479
------------------------------------------------------------------------------------
                            (11,813)                                      (2,334)
  Previous investment in
   retail store opera-
   tions                     11,888
------------------------------------------------------------------------------------
  Net cash effect due to
   acquisition of net
   assets in retail
   store operations        $     75                                      $(2,334)(d)
------------------------------------------------------------------------------------

(a) Acquisition of Gourmet Specialties in fiscal 1999.

(b) Acquisition of United Grocers, Inc. on September 29, 1999.

(c) Acquisition of Central Food Sales in fiscal 2000 and adjustments to acquisition of net assets from United Grocers, Inc. at September 29, 1999.

(d) Acquisition of three retail stores operating under the "Apple Markets" banner on June 22, 2001.

NONCASH TRANSACTIONS:
 During the years ended September 30, 2000 and September 29, 2001, the Company issued $3.2 million and $1.4 million, respectively of subordinated redemption notes to repurchase Class B Shares from members.

 During the year ended September 29, 2001, the Company exchanged 330 Class A Shares (valued at $84,000) for equivalent Class B Shares in a non-cash transaction. The Company established a trust for the purpose of facilitating the transfer of shares between members.

The accompanying notes are an integral part of these statements.

Unified Western Grocers, Inc. and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Fiscal year ended August 28, 1999, the transition period ended October 2, 1999, and fiscal years ended September 30, 2000 and September 29, 2001.

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

Nature of Business:

The Company is a cooperative organization engaged principally in the distribution of food and related general merchandise products primarily to retail establishments owned by shareholders of the Company. All establishments with which directors are affiliated, as members of the Company, purchase groceries, related products and store equipment from the Company in the ordinary course of business pursuant to published terms or according to the provisions of supply agreements.

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

Unified Western Grocers, Inc. and Subsidiaries

Investments:

The Company has classified all investments in non-convertible debt securities as held-to-maturity securities, based on the Company's positive intent and ability to hold those securities. Held-to-maturity securities are carried at cost, adjusted for amortization of premiums and accretion of discounts to maturity. Convertible bonds are classified as trading and carried at fair market value with any changes recorded in net earnings (loss). Equity investments and subordinated interests, residual interests and servicing fee amounts from the sale of member loan receivables are carried at estimated fair value and are classified as investments available-for-sale. Unrealized gains and losses, net of taxes, on available-for-sale investments are recorded as a separate component of accumulated other comprehensive earnings (loss).

Capitalized Software Costs:

The Company capitalizes costs associated with the development of software for internal use. Costs incurred in the planning and post implementation activities are expensed as incurred.

Goodwill and Other Long Lived Assets:

Goodwill, representing the excess of the purchase price over the estimated fair value of net assets acquired (see Note 4), is amortized over the period of expected benefit. Management reviews goodwill and other long lived assets for impairment whenever events or changes in circumstances indicate that the carrying amount may not be recoverable. Management deems goodwill or long lived assets to be impaired if the estimated expected future cash flows on an undiscounted basis are less than the carrying amount. For purposes of review, goodwill that arose in a transaction is included as part of the asset grouping in determining recoverability. Estimates of expected future cash flows are based on management's best estimates of anticipated operating results over the remaining useful lives of the assets.

Included in the consolidated balance sheets at September 30, 2000 and September 29, 2001 is goodwill totaling $55.7 million and $56.5 million net of accumulated amortization of $1.9 million, and $3.7 million, respectively.

Derivative Instruments and Hedging Activity:

Effective October 1, 2000, the Company adopted Statement of Financial Accounting Standards ("SFAS") No. 133, "Accounting for Derivative Instruments and Hedging Activities", as amended by SFAS Nos. 137 and 138, which establishes accounting and reporting standards for derivative instruments and hedging activities. SFAS No. 133 requires that entities recognize all derivatives as either assets or liabilities in the balance sheet and measure those instruments at fair value. Accounting for changes in the fair value of a derivative depends on the intended use and resulting designation of the derivative. For derivatives designated as hedges, changes in the fair value are either offset against the change in fair value of the assets or liabilities through earnings or recognized in other comprehensive earnings/(loss) in the consolidated balance sheet until the hedged item is recognized in earnings. The adoption of SFAS No. 133 resulted in a transition adjustment of $1.1 million that was recorded as a cumulative-effect type adjustment in other comprehensive earnings/(loss) to recognize the fair value of derivatives that are designated as cash flow hedges.

On the date the Company enters into a derivative contract, management designates the derivative as a hedge of the identified exposure. The Company formally documents all relationships between hedging instruments and hedged items, as well as the risk-management objective and strategy for entering into various hedge transactions. In this documentation, the Company identifies the asset, liability, firm commitment, or forecasted transaction that has been designated as a hedged item and indicates how the hedging instrument is expected to hedge the risks related to the hedged item. The Company formally measures effectiveness of its hedging relationships both at the hedge inception and on an ongoing basis in accordance with its risk management policy. The Company would discontinue hedge accounting prospectively if it is determined that the derivative is no longer effective in offsetting changes in the hedged item.

Unified Western Grocers, Inc. and Subsidiaries

Unified makes limited use of derivative instruments, primarily to manage the risks associated with interest rates of its debt agreement.

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

Comprehensive Earnings (Loss):

During fiscal 1999, the Company adopted SFAS No. 130, "Reporting Comprehensive Income." This statement establishes standards for the reporting and displaying of comprehensive income and its components. Comprehensive income is net earnings, plus certain other items that are recorded by the Company directly to accumulated other comprehensive earnings (loss), bypassing net earnings. The balance and current period change for each component of comprehensive earnings (loss) are summarized as follows:

-------------------------------------------------------------------------------

                          Fair Value       Net Unrealized Gain
                           Interest      (Loss) On Appreciation       Minimum Pension
                          Rate Collar (Depreciation) of Investments Liability Adjustment
----------------------------------------------------------------------------------------
Balance, August 29, 1998                          $ 233                    $ (56)
  Current-period change                            (738)                      56
----------------------------------------------------------------------------------------
Balance, August 28, 1999                           (505)                       0
  Current-period change                             (54)                       0
----------------------------------------------------------------------------------------
Balance, October 2, 1999                           (559)                       0
  Current-period change                             189                     (364)
----------------------------------------------------------------------------------------
Balance, September 30,
 2000                                              (370)                    (364)
  Current-period change     $(1,790)                555                      364
----------------------------------------------------------------------------------------
BALANCE, SEPTEMBER 29,
 2001                       $(1,790)              $ 185                    $   0

-------------------------------------------------------------------------------

The components of the change in net unrealized gains (losses) are as follows:

-------------------------------------------------------------------------------

                                        Transition
                           Year ended Period ended    Year ended    Year ended
                           August 28,   October 2, September 30, September 29,
                                 1999         1999          2000          2001
------------------------------------------------------------------------------
Unrealized holding (loss-
 es) gains arising during
 the period                  $(641)       $(49)        $253          $847
Less reclassification
 adjustment for gains
 included in net earnings       97           5           64           240
Conversion of convertible
 debt securities from
 available for sale to
 trading                                                              (52)
------------------------------------------------------------------------------
NET UNREALIZED HOLDING
 (LOSSES) GAINS              $(738)       $(54)        $189          $555

-------------------------------------------------------------------------------

Unified Western Grocers, Inc. and Subsidiaries

The Company entered into a five-year interest rate collar agreement during February 1999 in relation to certain borrowings on its variable rate revolving credit facility. The Company has designated the interest rate collar as a cash flow hedge. Under the provisions of SFAS No. 133, the fair value of the collar must be reflected in the Company's financial statements. On October 1, 2000, the Company recognized the fair value of the collar, which totaled $1.2 million, as a cumulative effect of adopting SFAS No. 133 in other comprehensive earnings (loss). Additionally, SFAS No. 133 requires that the fair value of the collar be adjusted with the change in fair value being recorded as an adjustment to other comprehensive earnings (loss). Due to declining interest rates, the Company recorded an unrealized loss on valuation of the collar of $3.0 million during fiscal year 2001.

The Company holds investments in various marketable securities and convertible bonds. Prior to the adoption of SFAS No. 133, the Company classified its convertible bonds as available for sale, with changes in fair value recorded in other comprehensive earnings (loss). With the adoption of SFAS No. 133, the convertible bonds were reclassified to trading securities, which resulted in the Company recognizing gains of $52,000 at October 1, 2000. The $52,000 of gains was comprised of $31,000 cumulative effect of a change in accounting principle and a $21,000 reclassification of previously unrealized holding gains. During the year ended September 29, 2001, the Company recorded losses due to the changes in the fair value of the convertible bonds totaling $0.7 million.

Recently Issued Pronouncements:

In December 1999, the Securities and Exchange Commission issued Staff Accounting Bulletin No. 101 ("SAB No. 101") which summarizes certain of the staff's views in applying generally accepted accounting principles to revenue recognition in financial statements. The effective date of SAB No. 101 for the Company was the quarter ending September 29, 2001. The implementation of SAB No. 101 did not have a material impact on the Company's financial position or its results of operations.

SFAS No. 140, "Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities," provides accounting and reporting standards for transfers and servicing of financial assets and extinguishments of liabilities based on consistent application of a financial components approach that focuses on control. This statement was effective for transfers and servicing of financial assets and extinguishments of liabilities occurring after March 31, 2001 and is to be applied prospectively. The adoption of this statement had no impact on the Company's consolidated financial statements.

In July 2001, the Financial Accounting Standards Board ("FASB") issued SFAS No. 141, "Business Combinations" and SFAS No. 142, "Goodwill and Other Intangible Assets". SFAS No. 141 requires that all business combinations be accounted for under the purchase method. The statement further requires separate recognition of intangible assets that meet one of two specified criteria. The statement applies to all business combinations initiated after June 30, 2001. SFAS No. 142 requires that an intangible asset that is acquired shall be initially recognized and measured based on its fair value. The statement also provides that goodwill should not be amortized, but should be tested for impairment annually, or more frequently if circumstances indicate potential impairment, through a comparison of fair value to its carrying amount. SFAS No. 142 is effective for fiscal years beginning after December 15, 2001. The Company will implement the pronouncement beginning in the first quarter of fiscal year 2003. Existing goodwill will continue to be amortized through the remainder of fiscal 2002 at which time amortization will cease and the Company will perform a transitional goodwill impairment test. The Company is currently evaluating the impact of the new accounting standards on existing goodwill and other intangible assets. While the ultimate impact of the new accounting standards has yet to be determined, goodwill amortization expense for the fiscal year ended September 29, 2001 was $1.5 million.

Unified Western Grocers, Inc. and Subsidiaries

In July 2001, the FASB issued SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets". SFAS No. 144 addresses financial accounting and reporting for the impairment or disposal of long-lived assets. This Statement supercedes SFAS No. 121 on the same topic and the accounting and certain reporting provisions of Accounting Principles Board ("APB") Opinion No. 30, "Reporting the Results of Operations--Reporting the Effects of Disposal of a Segment of a Business, and Extraordinary, Unusual and Infrequently Occurring Events and Transactions", for the disposal of a segment of a business (as defined in that Opinion). This Statement also amends Accounting Research Bulletin No. 51, "Consolidated Financial Statements," to eliminate the exception to consolidation for a subsidiary for which control is likely to be temporary. SFAS No. 144 is effective for fiscal periods beginning after December 15, 2001. The Company will implement the pronouncement beginning in the first quarter of fiscal year 2003. The Company is currently evaluating the impact of the new accounting standards on existing long-lived assets.

2. PROPERTIES:

Properties stated at cost, are comprised of:

-------------------------------------------------------------------------------

                                                September 30, September 29,
                                                    2000          2001
---------------------------------------------------------------------------
Land                                              $ 16,250      $ 16,250
Buildings and leasehold improvements               114,410       123,914
Equipment                                          131,518       136,213
Equipment under capital leases                       6,364           --
---------------------------------------------------------------------------
                                                   268,542       276,377
Less accumulated depreciation and amortization     145,168       153,720
---------------------------------------------------------------------------
                                                  $123,374      $122,657

-------------------------------------------------------------------------------

3. INVESTMENTS:

The amortized cost and fair value of investments are as follows:

-------------------------------------------------------------------------------

                                    Gross                Gross
                                  Amortized Unrealized Unrealized  Fair
September 30, 2000                  Cost      Gains      Losses    Value
-------------------------------------------------------------------------
Fixed Maturities:
  U.S. Treasury securities and
   obligations of U.S. government
   corporations and agencies       $18,645     $ 59      $  469   $18,235
  Corporate securities               5,544      380         229     5,695
  Mortgage backed securities         8,655       33         173     8,515
-------------------------------------------------------------------------
   Sub-total                        32,844      472         871    32,445
Redeemable preferred stock           1,611      113         158     1,566
Equity securities                    9,572        7           5     9,574
-------------------------------------------------------------------------
                                   $44,027     $592      $1,034   $43,585

-------------------------------------------------------------------------------

-------------------------------------------------------------------------------

                                              Gross      Gross
                                  Amortized Unrealized Unrealized  Fair
September 29, 2001                  Cost      Gains      Losses    Value
-------------------------------------------------------------------------
Fixed Maturities:
  U.S. Treasury securities and
   obligations of U.S. government
   corporations and agencies       $22,929     $662      $   43   $23,548
  Corporate securities              10,330      206       3,719     6,817
-------------------------------------------------------------------------
   Sub-total                        33,259      868       3,762    30,365
Redeemable preferred stock           9,938       46         394     9,590
Equity securities                    9,028      --          --      9,028
-------------------------------------------------------------------------
                                   $52,225     $914      $4,156   $48,983

-------------------------------------------------------------------------------

Unified Western Grocers, Inc. and Subsidiaries

Fixed maturity investments are due as follows:

-------------------------------------------------------------------------------

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

-------------------------------------------------------------------------------

-------------------------------------------------------------------------------

                                         Amortized  Fair
September 29, 2001                         Cost     Value
----------------------------------------------------------
Fixed Maturities Available for Sale:
  Due after one year through five years   $ 7,308  $ 4,450
  Due after five years through ten years    4,244    4,229
  Due after ten years                      21,707   21,686
----------------------------------------------------------
                                          $33,259  $30,365

-------------------------------------------------------------------------------

Expected maturities will differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties. Mortgage-backed securities are shown as being due at their average expected maturity dates.

Net investment income is summarized as follows:

-------------------------------------------------------------------------------

                                      Transition
                                        Period
                           Year Ended   Ended     Year Ended    Year Ended
                           August 28, October 2, September 30, September 29,
                              1999       1999        2000          2001
----------------------------------------------------------------------------
Fixed maturities             $2,280      $129       $2,292        $2,229
Preferred stock                 115       (21)         305           259
Equity securities               (18)      --           125             3
Cash and cash equivalents       131        17          294           347
----------------------------------------------------------------------------
                              2,508       125        3,016         2,838
Less investment expenses        232        20          218           225
----------------------------------------------------------------------------
                             $2,276      $105       $2,798        $2,613

-------------------------------------------------------------------------------

Investments carried at fair values of $23.6 million and $27.1 million at September 30, 2000 and September 29, 2001, respectively, are on deposit with regulatory authorities in compliance with insurance company regulations. Equity securities which do not have readily determinable fair values are accounted for using the cost method.

The Company held investments in Western Family Holding Company common stock of $5.6 million and $5.4 million at September 30, 2000 and September 29, 2001, respectively. Western Family Holding Company is a cooperative located in Oregon from which the Company purchases food and related general merchandise products. The investment represents approximately a 22% and 17% ownership interest at September 30, 2000 and September 29, 2001. The investment is accounted for by the equity method of accounting.

On December 19, 2000, the Company purchased 80,000 shares of preferred stock of C&K Market, Inc. ("C&K") for $8.0 million. Douglas H. Nidiffer, a director of the Company, is a shareholder, director and officer of C&K. In connection with the stock purchase transaction, C&K executed a ten-year supply agreement and the shareholders of C&K granted to the Company a put with respect to the preferred stock, exercisable upon occurrence of designated events including the nonpayment of permitted dividends or mandatory redemption payments. The preferred stock bears a 9.5% cumulative dividend rate, with cash payment of

Unified Western Grocers, Inc. and Subsidiaries dividends deferred until November 15, 2002, and then payable only if permitted by applicable loan agreements. The preferred stock is convertible into 15% of the common stock of C&K under certain circumstances.

At August 28, 1999, the Company held investments in preferred stock ($1.0 million), a note receivable ($5.3 million), and was owed trade receivables ($1.0 million) from Hawaiian Grocery Stores, Inc. ("HGS"), a customer. The entire amount was either reserved or written-off in fiscal 1999 based on developments pertaining to HGS.

4. ACQUISITIONS:

On September 27, 1999, the shareholders of Unified and United each approved the Merger pursuant to which shareholders of United exchanged their shares for Unified's Class A Shares and Class B Shares based on an exchange ratio of
0.228 shares of the Company's stock for each share of United Common Stock outstanding. The Merger became effective on September 29, 1999 and was accounted for as a purchase pursuant to APB Opinion No. 16, "Business Combinations." Accordingly, the consideration was allocated to the assets acquired and liabilities assumed based on their relative estimated fair values. The excess of the purchase price over the fair value of the net assets acquired was $31.7 million and was recorded as goodwill. Goodwill is being amortized over forty years. In the Merger, United shareholders received 18,652 Class A Shares and 87,526 Class B Shares. The following summarizes the fair value of assets acquired and liabilities assumed of United as of September 29, 1999:

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
--------------------------------------------------

As a result of the Merger, the Company established reserves for the closure of various facilities, involuntary employee terminations and lease termination costs. The type and amount of such reserves, charges against the reserves, and fair value adjustments to the liabilities representing changes in the cost of the acquired company are presented in the table below.

Fiscal 2000

-------------------------------------------------------------------------------------
                         October 2,   Charges to Charges to Fair Value  September 30,
Description                 1999       reserve    earnings  Adjustments     2000
-------------------------------------------------------------------------------------
Facility closure costs    $ (7,741)     $2,977                $  230      $ (4,534)
Severance costs             (1,250)        235                 1,015            --
Lease buyout reserve        (2,100)         --                 2,100            --
-------------------------------------------------------------------------------------
TOTAL                     $(11,091)     $3,212                $3,345       $(4,534)
-------------------------------------------------------------------------------------

Fiscal 2001

-------------------------------------------------------------------------------------
                        September 30, Charges to Charges to Fair Value  September 29,
Description                 2000       reserve    earnings  Adjustments     2001
-------------------------------------------------------------------------------------
Facility closure costs    $ (4,534)       $ 58     $(302)         --      $ (4,778)
-------------------------------------------------------------------------------------
TOTAL                     $ (4,534)       $ 58     $(302)         --      $ (4,778)
-------------------------------------------------------------------------------------

Unified Western Grocers, Inc. and Subsidiaries

The transition period reflects the operating activities of United for the three day period between September 29, 1999 and October 2, 1999. Transition activities included an early retirement plan for employees of Unified totaling $6.3 million which was included in other expense, the write-off of United's deferred financing costs of $0.7 million, and integration consulting costs of $0.3 million.

The accompanying consolidated statements of earnings do not include any revenues or expenses related to United prior to the September 29, 1999 acquisition date. The following unaudited consolidated pro forma information utilizes the audited information for the Company for fiscal 1999 and unaudited information for United for that period. The unaudited consolidated pro forma information presents the results of operations of the Company as if the acquisition of United had taken place on August 31, 1998.

------------------------------------------------------------------------
                                                             Year ended
                                                             August 28,
                                                                   1999
------------------------------------------------------------------------
Sales                                                        $2,932,521
Earnings (loss) before patronage dividends and income taxes  $   (6,902)
Patronage dividends                                          $   10,501
Net earnings (loss)                                          $  (15,292)

These unaudited consolidated pro forma results have been prepared for comparative purposes only and do not purport to be indicative of the results of operations which would have actually resulted had the acquisition been in effect on August 31, 1998, or of future results of operations.

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

The Company purchased the remaining common and preferred shares of SavMax as of December 31, 1998, for an aggregate purchase price of approximately $4.5 million. The transaction also included an ongoing covenant not to compete from a selling shareholder, termination of the sellers' existing employment and consulting agreements, and the entry into a consulting arrangement with a selling shareholder. The acquisition has been accounted for as a purchase pursuant to APB Opinion No. 16, "Business Combinations." Accordingly, the consideration was allocated to the assets acquired and liabilities assumed based on the relative fair values. The excess of the purchase price over the fair value of the net assets acquired was $23.4 million and was recorded as goodwill. Goodwill is being amortized over forty years. The results of the acquired business have been included in the consolidated financial statements from December 31, 1998.

5. ACCRUED LIABILITIES:

Accrued liabilities are summarized as follows:

                                                  September 30, September 29,
                                                           2000          2001
-----------------------------------------------------------------------------
Insurance loss reserves and other insurance lia-
 bilities                                               $35,008       $45,667
Accrued wages and related taxes                          18,506        18,937
Accrued income and other taxes payable                    5,996         5,950
Other accrued liabilities                                17,748        20,388
-----------------------------------------------------------------------------
                                                        $77,258       $90,942
-----------------------------------------------------------------------------

Unified Western Grocers, Inc. and Subsidiaries

6. NOTES PAYABLE:

Notes payable are summarized as follows:

                                                    September 30, September 29,
                                                             2000          2001
-------------------------------------------------------------------------------
Senior secured notes expiring April 1, 2008, in-
 terest payable monthly (interest rate of 7.72% at
 September 30, 2000 and 7.72% at September 29,
 2001) $854 principal and interest through April
 1, 2008, remaining $36.0 million due April 1,
 2008.                                                   $ 78,283      $ 73,929
Senior secured notes expiring October 1, 2009,
 payable monthly, interest only (interest rate of
 8.71% at September 30, 2000 and 8.71% at Septem-
 ber 29, 2001)                                             40,000        40,000
Secured notes expiring October 31, 2004, interest
 rate 6.00% as of September 29, 2001.                          --         7,000
Notes to banks under a $200 million secured re-
 volving credit agreement expiring October 1,
 2004, interest rate at the agent's base rate or
 adjusted LIBOR (6.71% plus 1.75% at September 30,
 2000 and 3.73% plus 2.00 at September 29, 2001)          116,000       147,600
Capital stock subordinated residual notes, payable
 in twenty quarterly installments plus interest at
 a variable interest rate based on the current
 capital investment note rate                               3,626         2,286
Redemption subordinated notes, payable in twenty
 quarterly installments plus interest at 6.0%.              2,922         4,346
Capital investment notes (subordinated), interest
 at 7.0%, maturity dates through 2005                      28,640        23,615
Other notes payable                                           518            --
-------------------------------------------------------------------------------
Total notes payable                                       269,989       298,776
Less portion due within one year                           10,760        10,535
-------------------------------------------------------------------------------
                                                         $259,229      $288,241
-------------------------------------------------------------------------------

Maturities of notes payable as of September 29, 2001 are:

Fiscal
year
--------------------
2002          10,535
2003           9,888
2004         164,355
2005           9,287
2006          11,791
Thereafter    92,920
--------------------
            $298,776
--------------------

At September 29, 2001, Unified had $73.9 million and $40.0 million outstanding in senior secured notes to certain insurance companies and pension funds under a Note Purchase Agreement dated September 29, 1999, (as amended, the "Senior Note Agreement").

Unified also has a $200 million secured revolving credit facility with a group of banks. The revolving credit agreement is secured, expires on October 1, 2004 and bears interest at either the bank's base rate plus .75% or at an adjusted LIBOR rate plus a margin ranging from 2.00% to 3.00% depending on Unified's leverage ratio. The revolving credit facility permits advances of up to 85% of eligible accounts receivable and 65% of eligible inventories.

Subsequent to year end, Unified amended the Senior Note Agreement and the revolving credit facility. For the Senior Note Agreement, the amendment modified two financial covenants, (consolidated tangible net worth and fixed charge coverage). The amendment assumes that improvements will be made in future performance

Unified Western Grocers, Inc. and Subsidiaries with respect to both ratios. In addition, the interest rates on both senior secured notes have increased by .25% until such time as the consolidated tangible net worth increases to $80 million after excluding future consolidated net income generated after September 29, 2001. The amendment related to the revolving credit facility changed the requirements of certain financial covenants at September 29, 2001 and through fiscal 2002 with respect to minimum tangible net worth, the fixed charge coverage ratio and the ratio of funded debt to earnings before interest, taxes, depreciation and amortization, and patronage dividends ("EBITDAP"). At its December meeting, the Board of Directors adopted a plan for Equity Enhancement--Fiscal Year 2002, and, as required by the amendment, provided the adopted plan to the lenders. The amended covenants in the revolving credit facility require improved performance in future periods with respect to minimum adjusted tangible net worth, the fixed charge coverage ratio and EBITDAP. The amendment also increased borrowing costs to either: (i) LIBOR plus an increased applicable margin (the increase is included above) based on funded debt to operating cash flow or (ii) the higher of the lender's base rate or 0.50% above the lender's borrowing rate plus 0.75%.

The credit agreements contain customary representations, warranties, covenants, including financial covenants, and default provisions for financing of this type. Obligations under the credit agreements are senior to the rights of members with respect to deposits, patronage dividend certificates and subordinated notes. Both the Senior Note Agreement and the revolving credit facility limit the incurrence of additional funded debt, restrict the issuance of secured debt, and prohibit distributions to shareholders (including repurchase of shares) under certain circumstances. In the event Unified achieves designated investment grade ratings for a period of not less than one year, the interest rate on the $73.9 million senior secured notes would be reduced by 0.50% and the securitization of all the senior secured notes and the revolving credit facility would be eliminated.

Unified entered into a five-year interest rate collar agreement during February 1999 in relation to certain borrowings on its variable rate revolving credit. The collar agreement was put in place without incurring a fee. The collar agreement is structured such that Unified pays a variable rate of interest between 6% (cap rate) and 4.94% (floor rate) based on a notional amount of $50 million. The weighted average interest rate, prior to lender's margin, on borrowings on the revolving credit was 6.71% at September 30, 2000 and 3.73% at September 29, 2001.

Unified's Capital Investment Notes are serialized, have a stated interest rate of 5%, currently bear interest at 7%, and mature ten years from the date of issuance. The notes are subordinated and have maturity dates through 2005. The notes originated with the former United entity and were assumed as part of the Merger. The Board of Directors at its discretion may change the interest rate above the stated rate of 5%.

A $10.0 million credit agreement is collateralized by Grocers Capital Company's ("GCC") member loan receivables. GCC is a wholly owned subsidiary of Unified. The primary function of GCC is to provide loan financing to Unified's member-patrons. The funding for loans made by GCC is provided by GCC's cash reserves as well as the $10.0 million credit agreement. The credit agreement as amended and restated has a maturity date of October 31, 2004. Amounts advanced under the credit agreement bear interest at prime (6.0% at September 29, 2001) or Eurodollar (2.95% at September 29, 2001) plus 2.50%. No amounts were outstanding under this credit line at September 30, 2000. The outstanding balance was $7.0 million at September 29, 2001. The unused portion of this credit line is subject to commitment fees of 0.125%.

Member loan receivables are periodically sold by GCC to a bank through a loan purchase agreement. This loan purchase agreement, as amended and restated, extends through October 31, 2004. Total loan purchases under the agreement are limited to a total aggregate principal outstanding of $70.0 million, previously $50.0 million. GCC entered into an additional loan purchase agreement with a different bank in January 1999. This additional loan purchase agreement can be terminated upon thirty days prior written notice. There is no maximum limitation on the loan purchases pursuant to the additional loan purchase agreement. At September 30, 2000 and September 29, 2001, the aggregate principal outstanding balance of loans purchased by the banks was approximately $17.3 million and $16.2 million, respectively. The loan sales are subject to limited recourse provisions.

Unified Western Grocers, Inc. and Subsidiaries

United Resources ("UR"), a subsidiary of the Company, had an agreement with a bank whereby it sold certain of its notes receivable from members subject to limited recourse provision. At September 30, 2000 the balance of such sold notes that were outstanding and subject to recourse provision was approximately $11.0 million. The UR obligations with respect to these notes have been transferred to GCC and are included in the September 29, 2001 loan sale balance disclosed above.

The Company has also guaranteed loans made directly to members by third-party lenders. At September 30, 2000 and September 29, 2001 the maximum principal amount of these guarantees was $0.7 million. Member loans, provided by the Company and third parties, are generally secured with collateral which usually consists of personal and real property owned by member-patrons and personal guarantees of member-patrons.

The redemption subordinated notes represent the remaining obligation to former United shareholders which owned excess Class B Shares that were received in the Merger. Payment of principal and interest are currently restricted by provisions of the California General Corporation Law including section 500. See Note 10 for a complete description.

7. LEASES:

The Company has entered into operating leases for certain warehouse, transportation and data processing equipment. The Company has also entered into operating leases for approximately 73 retail supermarkets. The majority of these locations are subleased to various member-patrons of the Company. The operating leases and subleases are noncancelable, renewable, include purchase options in certain instances, and require payment of real estate taxes, insurance and maintenance.

In addition, at September 29, 2001, the Company was contingently liable with respect to 16 lease guarantees for certain member-patrons. The total current annual rent on locations underlying such lease guarantees on that date was approximately $5.8 million. The commitments have expiration dates through 2017. The Company believes the locations underlying these leases are marketable and, accordingly, would be able to recover a substantial portion of the guaranteed amounts in the event the Company is required to satisfy its obligations under the guarantees.

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

Rent expense was $18.4 million, $2.3 million, $49.4 million and $38.5 million in the fiscal year ended August 28, 1999, the transition period ended October 2, 1999 and the fiscal years ended September 30, 2000 and September 29, 2001, respectively. Sublease rental income was $4.5 million, $0.4 million, $13.2 million and $13.6 million in fiscal year August 28, 1999, the transition period ended October 2, 1999 and the fiscal years ended September 30, 2000 and September 29, 2001, respectively.

Unified Western Grocers, Inc. and Subsidiaries

Minimum rentals on properties leased by the Company, including properties subleased to third parties, as of September 29, 2001 are summarized as follows:

                              Operating
Fiscal year                    Leases
-----------------------------------------------------------------------------
2002                          $ 36,773
2003                            32,235
2004                            28,374
2005                            23,585
2006                            19,083
Thereafter                      95,074
-----------------------------------------------------------------------------
Total minimum lease payments  $235,124
-----------------------------------------------------------------------------

Future minimum sublease rental income on operating leases as of September 29, 2001 is summarized as follows:

Fiscal year
-----------------------------------------------------------------------------
2002                          $ 14,234
2003                            10,870
2004                             9,770
2005                             8,789
2006                             7,541
Thereafter                      45,669
-----------------------------------------------------------------------------
                              $ 96,873
-----------------------------------------------------------------------------

8. INCOME TAXES:

The significant components of income tax expense (benefit) are summarized as follows:

                                         Transition
                              Year Ended   Period    Year Ended    Year Ended
                              August 28, October 2, September 30, September 29,
                                 1999       1999        2000          2001
-------------------------------------------------------------------------------
Federal:
  Current                      $ 1,299         --           --       $   (39)
  Deferred                      (1,077)   $(2,018)     $(4,379)       (2,711)
-------------------------------------------------------------------------------
   Total federal                   222     (2,018)      (4,379)       (2,750)
-------------------------------------------------------------------------------
State:
  Current                          300         --           --          (211)
  Deferred                        (458)      (575)        (656)          461
-------------------------------------------------------------------------------
   Total state                    (158)      (575)        (656)          250
-------------------------------------------------------------------------------
   INCOME TAX EXPENSE (BENE-
    FIT)                       $    64    $(2,593)     $(5,035)      $(2,500)
-------------------------------------------------------------------------------

Unified Western Grocers, Inc. and Subsidiaries

The effects of temporary differences and other items that give rise to deferred tax assets and deferred tax liabilities are presented below:

                                            September 30, September 29,
                                                     2000          2001
-----------------------------------------------------------------------
Deferred tax assets:
  Accounts receivable                             $ 5,757       $ 5,573
  Accrued benefits                                 19,151        21,563
  Deferred income                                   1,404         1,613
  Lease reserve                                     6,092         5,970
  Store reserve and facility consolidation          1,909         1,852
  Insurance reserves                                2,219         2,989
  Investment valuation adjustment                     642           478
  Accrued environmental liabilities                   292           292
  Accrued rent                                        740           794
  Asset impairment adjustment                         849           849
  Alternative minimum tax and other credits         1,923         1,923
  Net operating loss carryforwards                 14,488        12,612
  Other                                             3,061         4,358
-----------------------------------------------------------------------
   Total gross deferred tax assets                 58,527        60,866
   Less valuation allowance                         6,450         9,150
-----------------------------------------------------------------------
   Deferred tax assets                            $52,077       $51,716
-----------------------------------------------------------------------
Deferred tax liabilities:
  Properties                                      $11,565       $10,045
  Market value adjustment                           6,718         5,777
  Accrued pension cost                              3,604         4,063
  Capitalized software                              4,503         7,835
  Intangible assets                                   987           987
  Deferred state taxes                              1,408           311
  Deferred gain on installment method                 383           356
  Other                                               346           385
-----------------------------------------------------------------------
   Total gross deferred tax liabilities            29,514        29,759
-----------------------------------------------------------------------
   NET DEFERRED TAX ASSET                         $22,563       $21,957

-------------------------------------------------------------------------------

Net deferred tax assets of $14.2 million and $10.0 million are included in deferred taxes, current and $8.4 million and $12.0 million in other assets on the Company's accompanying consolidated balance sheets as of September 30, 2000 and September 29, 2001, respectively.

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

Unified Western Grocers, Inc. and Subsidiaries

The provision for income taxes at the Company's effective tax rate differed from the provision for income taxes at the statutory rate (34%) as follows:

                                         Transition
                              Year ended     Period    Year ended    Year ended
                              August 28, October 2, September 30, September 29,
                                    1999       1999          2000          2001
-------------------------------------------------------------------------------
Federal income tax expense
 (benefit) at the statutory
 rate                            $919     $ (3,353)   $ (5,576)     $ (5,337)
State income taxes, net of
 federal income tax benefit       158         (575)       (656)         (136)
Insurance subsidiary not
 recognized for state taxes       (41)          53         122            60
Tax exempt income                 (94)         (6)         (80)          (47)
(Reduction) increase in val-
 uation allowance                (820)         914          --         2,700
Non-deductible equity trans-
 actions                           --          358          --            --
Non-deductible goodwill am-
 ortization                        --           --         593           471
Other, net                        (58)          16         562          (211)
-------------------------------------------------------------------------------
PROVISION (BENEFIT) FOR IN-
 COME TAXES                      $ 64     $ (2,593)   $ (5,035)     $ (2,500)

-------------------------------------------------------------------------------

9. SUBORDINATED PATRONAGE DIVIDEND CERTIFICATES:

The Company has a patronage dividend retention program whereby, subject to annual Board approval, it may retain a portion of the patronage dividends and issue patronage certificates (the "Patronage Certificates") evidencing the indebtedness respecting the retained amounts. The program provides for the issuance of Patronage Certificates to patrons in a portion and at an interest rate determined by the Board in connection with its approval of a particular issuance. The Patronage Certificates are unsecured general obligations, subordinated to certain indebtedness of Unified, and nontransferable without the consent of Unified.

The Company issued Patronage Certificates for fiscal years 1994 and 1995. The outstanding Patronage Certificates have a seven-year term and bear interest payable annually on December 15 in each year. The following table represents a summary of the outstanding Patronage Certificates at September 29, 2001 and their respective terms:

        Aggregate   Annual
Fiscal  Principal Interest Maturity
Year       Amount     Rate     Date
-----------------------------------
1994     $2,219      8%    12/15/01
1995     $1,886      7%    12/15/02

Unified set off approximately $60,000 in Patronage Certificates against a portion of amounts owed to the Company by the holders in fiscal 2000 and $28,000 in fiscal 2001.

Patronage Certificates have not been issued subsequent to fiscal 1995. However, the program has not been discontinued, and the Board of Directors has authorized the issuance of Patronage Certificates in connection with patronage dividends payable in fiscal 2002 and future years.

The Board of Directors adopted an equity enhancement plan for fiscal year 2002. As part of that plan the patronage dividend payment policy has been modified as follows: net earnings, from business transacted on a patronage basis in the Cooperative Division with member and associate patrons shall be distributed on a patronage basis based upon the volume of business transacted in the Cooperative Division by written notices of allocation as defined in
Section 1388 of the Internal Revenue Code in the form of:

  . Shares of Class B Common Stock to the extent there exists any deficiency of a member-patron in meeting the requirements for holding Class B Shares specified in the Bylaws of the Company;

  . Subordinated Patronage Dividend Certificates ("Certificates") to the extent of the balance of such patronage dividends for member patrons, such Certificates to have a minimum term of five years, an interest rate equal to an appropriate benchmark interest rate as such rate exists on the issuance date of the Certificates, such rate to be adjusted annually thereafter to be equal to the same

Unified Western Grocers, Inc. and Subsidiaries benchmark interest rate on each anniversary of the date of issuance of the Certificates, with such other terms and conditions as shall be recommended by management and approved by the Board of Directors, which terms may include provision for conversion of Certificates into Class B Shares for member patrons on a basis to be determined.

Such patronage dividends shall be in the form of non-qualified written notices of allocation and no cash dividends shall be paid.

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

                                                                    Redemption
                                                                      Value at
                                                                     September
Class B Shares                          Tendered Redeemed Remaining   29, 2001
------------------------------------------------------------------------------
Fiscal year 1999                         25,177   19,007   81,802    $14,012
The transition period ended October 2,
 1999                                     1,233   71,310   11,725    $ 2,008
Fiscal year 2000                         25,842   12,645   24,922    $ 4,269
Fiscal year 2001                         13,248    5,605   32,565    $ 5,578

In connection with the Merger with United (see Note 4), the Company (i) redeemed 71,310 Class B Shares held by terminated member-patrons and (ii) adopted amendments to its Articles of Incorporation and Bylaws which restrict the Company's obligation to repurchase Class B Shares of terminated members for a three-year period and changed the redemption provisions in other respects. The shares redeemed during fiscal year 2000 and 2001 represent the excess Class B Shares owned by former United shareholders that were received in the Merger and were tendered for redemption prior to January 29, 2001. The purchase price is evidenced by promissory notes of Unified.

As a California corporation, the Company is subject to the provisions of the California General Corporation Law including Section 500 which limits the ability of the Company to make distributions, including distributions to repurchase its own shares and any payments on notes issued to repurchase its shares. Section 500 permits such repurchase and note payments only when retained earnings calculated in

Unified Western Grocers, Inc. and Subsidiaries accordance with generally accepted accounting principles ("GAAP") equal or exceed the amount of any proposed distribution or an alternative asset/liability ratio test is met. Historically through the operations of its subsidiaries, the Company had maintained sufficient retained earnings to accomplish its share repurchase program. As a result of expenses associated with the Merger with United, current operating losses of subsidiaries acquired from United as well as operating losses of retail stores owned by the Company, including stores acquired from Albertson's Inc. for resale to members or others, the Company's retained earnings have been depleted such that they are currently inadequate to permit repurchase of Company shares. The repurchase test permitted under Section 500 based on the ratio of assets to liabilities determined under GAAP with certain adjustments cannot currently be met since the Company relies heavily on borrowings to finance its operations. The Company is also a party to credit agreements containing financial and other covenants, which limit the ability of the Company to make purchases of its capital stock under certain circumstances.

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

There are 500,000 authorized Class A Shares, of which 65,838, and 69,125 were outstanding at September 30, 2000 and September 29, 2001, respectively. There are 2,000,000 authorized Class B Shares, of which 420,051 and 447,289 were outstanding at September 30, 2000 and September 29, 2001, respectively. In fiscal 2002, the Board of Directors adopted an equity enhancement plan (see
Note 9).

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

There were 24 authorized Class C Shares of which 18 were outstanding as of September 29, 2001. These shares are valued at ten dollars per share, and ownership is limited to members of the Board of Directors with no rights as to dividends or other distributions.

Holders of Class A Shares are entitled to vote such shares cumulatively for the election of 80% of the authorized number of directors. Holders of the Class B Shares are entitled to vote such shares cumulatively for the election of 20% of the authorized number of directors. Except as required by California law, the Class C Shares have no voting rights.

11. BENEFIT PLANS:

The Company has two noncontributory, defined benefit pension plans ("benefit plans") covering substantially all of its nonunion employees. The benefits under the plans generally are based on the employee's years of service and final average earnings for the years immediately preceding retirement. The Company makes contributions to the benefit plans in amounts which are at least sufficient to meet the minimum funding requirements of applicable laws and regulations but no more than amounts deductible for federal income tax purposes. Benefits under the plans are provided through a trust and also through annuity contracts.

These two defined benefit pension plans will be combined into one plan as of January 1, 2002 with a cash balance plan design. Under this plan design, participants will be credited with an annual accrual based on years of service with the Company. This plan balance will then receive an annual interest credit, currently tied to the 30-year Treasury rate that is in effect the previous November. On retirement, participants will receive a lifetime annuity based on the total cash balance in their account.

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

Pension expense (benefit) for the benefit plans totaled $1.4 million, $3.5 million, $0.8 million and $(0.1) million in fiscal year ended August 28, 1999, the transition period ended October 2, 1999, and fiscal years ended September 30, 2000 and September 29, 2001, respectively.

The components of net periodic costs for the benefit plans and ESPP II consist of the following:

                                                Benefit Plans
-------------------------------------------------------------------------------
                                         Transition
                              Year ended     Period    Year ended    Year ended
                              August 28, October 2, September 30, September 29,
                                    1999       1999          2000          2001
-------------------------------------------------------------------------------
Service cost                    $1,926     $  187      $2,768        $ 2,143
Interest cost                    2,927        287       5,046          4,656
Expected return on plan as-
 sets                           (3,733)      (373)     (6,846)        (7,072)
Amortization of prior serv-
 ice cost                          (39)       (4)         (35)           (34)
Recognized actuarial loss
 (gain)                             --         --         120           (885)
Amortization of transition
 asset                            (309)       (30)       (280)          (199)
Effect of curtailments, set-
 tlements, special benefits         --      3,410        (715)            --
-------------------------------------------------------------------------------
NET PERIODIC COST (BENEFIT)     $  772     $3,477      $   58        $(1,391)

-------------------------------------------------------------------------------

                                                  ESPP II
------------------------------------------------------------------------------
                                        Transition
                             Year ended     Period    Year ended    Year ended
                             August 28, October 2, September 30, September 29,
                                   1999       1999          2000          2001
------------------------------------------------------------------------------
Service cost                    $150       $24         $252         $  529
Interest cost                    301        32          334            479
Amortization of prior serv-
 ice cost                        141        16          171            206
Recognized actuarial loss         --        --           --             36
------------------------------------------------------------------------------
NET PERIODIC COST (BENEFIT)     $592       $72         $757         $1,250

-------------------------------------------------------------------------------

The following table sets forth the change in benefit obligation for the benefit plans and ESPP II:

                              Benefit Plans                  ESPP II
------------------------------------------------------------------------------
                       September 30, September 29, September 30, September 29,
                                2000          2001          2000          2001
------------------------------------------------------------------------------
Benefit obligation at
 beginning of year        $72,899       $58,351       $4,775        $5,839
Service cost                2,768         2,143          252           529
Interest cost               5,046         4,656          334           479
Plan amendments             3,430            --           --            --
Actuarial loss (gain)     (10,284)        2,706          996           144
Benefits paid             (15,508)       (5,313)        (518)         (418)
------------------------------------------------------------------------------
BENEFIT OBLIGATION AT
 END OF YEAR              $58,351       $62,543       $5,839        $6,573

-------------------------------------------------------------------------------

Unified Western Grocers, Inc. and Subsidiaries

The following table sets forth the change in plan assets for the benefit plans and ESPP II:

                                Benefit Plans                    ESPP II
------------------------------------------------------------------------------------
                            Year ended     Year ended     Year ended     Year ended
                         September 30,  September 29,  September 30,  September 29,
                                  2000           2001           2000           2001
------------------------------------------------------------------------------------
Fair value of plan
 assets at beginning of
 period                       $ 81,392        $79,345             --             --
Actual return on plan
 assets                         13,462         (8,524)            --             --
Employer contribution               --             --          $ 518          $ 418
Benefits paid                  (15,509)        (5,313)          (518)          (418)
------------------------------------------------------------------------------------
FAIR VALUE OF PLAN AS-
 SETS AT END OF PERIOD        $ 79,345        $65,508          $   0          $   0
------------------------------------------------------------------------------------

The accrued pension and other benefit costs recognized in the accompanying consolidated balance sheets are computed as follows:

                                  Benefit Plans                    ESPP II
--------------------------------------------------------------------------------------
                           September 30,  September 29,  September 30,  September 29,
                                    2000           2001           2000           2001
--------------------------------------------------------------------------------------
Funded status at June 1
 overfunded/(underfunded)       $ 20,994         $2,965        $(5,839)       $(6,573)
Unrecognized actuarial
 (gain)/loss                     (14,890)         4,712            990            339
Unrecognized prior serv-
 ice cost                           (129)           (95)         2,306          2,667
Unrecognized transition
 asset                              (200)            --             --             --
Effect of curtailments,
 settlements, special
 benefits                             --             --             --             --
Fourth quarter net peri-
 odic pension (expense)
 income                              415             --           (192)            49
--------------------------------------------------------------------------------------
NET AMOUNT RECOGNIZED           $  6,190         $7,582        $(2,735)       $(3,518)
--------------------------------------------------------------------------------------

The additional minimum liability for the ESPP II represents the excess of the unfunded accumulated benefit obligation over previously accrued pension costs. A corresponding intangible asset is recorded as an offset to this additional liability. Because the asset recognized may not exceed the amount of unrecognized prior service cost, the balance, net of tax benefits, of $364 and $0 is reported as a separate component of shareholders' equity at September 30, 2000 and September 29, 2001, respectively.

The weighted average assumptions used in computing the preceding information as of June 1 were as follows:

--------------------------------------------------------------
                                               Benefit Plan
                                             1999  2000  2001
--------------------------------------------------------------
Discount rate for benefit obligation         7.00% 7.75% 7.50%
Discount rate for net periodic benefit cost  7.00% 7.00% 7.75%
Expected return on plan assets               9.00% 9.00% 9.00%
Rate of compensation increase                5.50% 5.50% 5.50%
--------------------------------------------------------------
                                                  ESPP II
                                             1999  2000  2001
--------------------------------------------------------------
Discount rate for benefit obligation         7.00% 7.75% 7.50%
Discount rate for net periodic benefit cost  7.00% 7.00% 7.75%
Expected return on plan assets                  NA    NA    NA
Rate of compensation increase                4.00% 4.00% 4.00%

The Company also made contributions of $6.6 million, $0.5 million, $11.1 million and $11.1 million in fiscal year ended August 28, 1999, the transition period ended October 2, 1999, and the fiscal years ended

Unified Western Grocers, Inc. and Subsidiaries

September 30, 2000 and September 29, 2001, respectively, to collectively bargained, multiemployer defined benefit pension plans in accordance with the provisions of negotiated labor contracts. Information from the plans' administrators is not available to permit the Company to determine its proportionate share of termination liability, if any.

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

The Company has a Special 401 (k) Savings Plan, which is a defined contribution plan, adopted pursuant to Section 401 (k) of the Internal Revenue Code for substantially all of its Oregon nonunion employees. The Company matches 35% of each dollar deferred up to 6% of compensation. Participants become vested in this Company match at the rate of 20% after 2 years of service, 40% after 3 years of service, 60% after 4 years of service, 80% after 5 years of service, and 100% after 6 years of service.

As of January 1, 2002, all Company employees will be moved into the existing SSP already in place for California employees. Oregon nonunion employees will become 100% vested in their plan balances from the Special 401(k) Savings Plan and begin to receive Company matching contributions as outlined in the existing SSP document.

The Company contributed approximately $1.9 million, $0.1 million, $2.4 million and $2.4 million related to its 401 (k) savings plans in the fiscal year ended August 28, 1999, the transition period ended October 2, 1999 and the fiscal years ended September 30, 2000 and September 29, 2001, respectively.

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

12. POSTRETIREMENT BENEFIT PLANS OTHER THAN PENSIONS:

The Company sponsors postretirement benefit plans that cover both nonunion and union employees. Retired nonunion employees currently are eligible for a plan providing medical benefits and a certain group of retired nonunion employees currently participate in a plan providing life insurance benefits for which active nonunion employees are no longer eligible. Additionally, certain eligible union and nonunion employees have separate plans providing a lump-sum payout for unused days in the sick leave bank. The post retirement medical plan is contributory for nonunion employees retiring after January 1, 1990, with the retiree contributions adjusted annually. The life insurance plan and the sick leave payout plans are noncontributory. A group of retired nonunion employees in Oregon participate in a postretirement benefit plan providing medical, dental, and vision care benefits. The plans are unfunded.

Unified Western Grocers, Inc. and Subsidiaries

The components of net periodic benefit cost consist of the following:

-------------------------------------------------------------------------------
                                         Transition
                            Year ended Period ended    Year ended    Year ended
                            August 28,   October 2, September 30, September 29,
                                  1999         1999          2000          2001
-------------------------------------------------------------------------------
Service cost                    $1,055       $  112        $1,433        $1,391
Interest cost                    2,345          241         3,140         3,690
Amortization of transition
 obligation                      1,124          108         1,100         1,093
Recognized actuarial loss           75           12            86            89
Curtailment cost                    --        2,580            --            --
-------------------------------------------------------------------------------
NET PERIODIC BENEFIT COST       $4,599       $3,053        $5,759        $6,263
-------------------------------------------------------------------------------

The change in the benefit obligations consist of the following:

----------------------------------------------------------------------
                                         September 30,  September 29,
                                                  2000           2001
----------------------------------------------------------------------
Benefit obligation at beginning of year        $43,025       $ 47,642
Service cost                                     1,433          1,391
Interest cost                                    3,140          3,690
Actuarial loss (gain)                            2,098        (10,846)
Benefits paid                                   (2,054)        (2,324)
Merger of United retirement plan
----------------------------------------------------------------------
BENEFIT OBLIGATION AT END OF YEAR              $47,642       $ 39,553
----------------------------------------------------------------------

The change in the plan assets during the year is:

-----------------------------------------------------------------------------
                                                September 30,  September 29,
                                                         2000           2001
-----------------------------------------------------------------------------
Fair value of plan assets at beginning of year             --             --
Employer contribution                                 $ 2,054        $ 2,324
Benefits paid                                          (2,054)        (2,324)
-----------------------------------------------------------------------------
FAIR VALUE OF PLAN ASSETS AT END OF YEAR              $     0        $     0
-----------------------------------------------------------------------------

The funded status of the plans is:

--------------------------------------------------------------------------
                                             September 30,  September 29,
                                                      2000           2001
--------------------------------------------------------------------------
Funded status at June 1 (underfunded)             $(47,642)      $(39,553)
Unrecognized actuarial (gain) loss                   4,620         (7,622)
Unrecognized transition obligation                  14,096         12,996
Fourth quarter contribution                            446            429
Fourth quarter net periodic pension expense         (1,315)            --
--------------------------------------------------------------------------
NET AMOUNT RECOGNIZED                             $(29,795)      $(33,750)
--------------------------------------------------------------------------

The weighted-average assumptions as of June 1 are:

--------------------------------------------------------------
                                             1999  2000  2001
--------------------------------------------------------------
Discount rate for benefit obligation         7.00% 7.75% 7.50%
Discount rate for net periodic benefit cost  7.00% 7.00% 7.75%
Rate of compensation increase                5.50% 5.50% 5.50%

Unified Western Grocers, Inc. and Subsidiaries

For measurement purposes, a 7.00% annual rate of increase in the per capita cost of covered health care benefits was assumed for fiscal 2002; the rate was assumed to decrease by 1/2% annually until reaching 5.00% in fiscal 2006 and remain at that level thereafter. The health care cost trend rate assumption has a significant effect on the amounts reported. To illustrate, increasing the assumed health care cost trend rates by one percentage point in each year would increase the accumulated postretirement benefit obligation as of September 29, 2001 by $4.5 million and the aggregate benefit cost for the year then ended by $0.7 million. A decrease of 1% would decrease the accumulated postretirement benefit obligation as of September 29, 2001 by $3.8 million and the aggregate benefit cost for the year then ended by $0.5 million.

The Company's union employees participate in a multiemployer plan that provides health care benefits for retired union employees. Amounts contributed to the multiemployer plan for these union employees totaled $0.1 million in fiscal 1999, $7,000 in the transition period ended October 2, 1999, $1.2 million in fiscal 2000 and $1.5 million in fiscal 2001.

13. CONTINGENCIES:

Unified is a defendant in a number of cases currently in litigation or potential claims encountered in the normal course of business that are being vigorously defended. In the opinion of management, the resolutions of these matters will not have a material adverse effect on Unified's financial position, results of operations, or cash flow.

The Jerome Lemelson Foundation (the "Foundation"), which asserts ownership of certain patents relating to bar code technology, issued a demand that the Company enter into a license agreement with respect to certain patented technology which the Company is claimed to use and which allegedly infringes upon patents issued to Jerome Lemelson, which patents, upon the death of Jerome Lemelson, were assigned to the Foundation. The Foundation has filed an action against the Company and others asserting patent infringement and seeking damages in unstated amounts. The Company and the Foundation have reached an agreement to settle the matter, subject only to final documentation of the agreement at an amount that will not exceed the amounts which Unified has reserved. The Company expects to complete documentation of the agreement during the first quarter of fiscal 2002.

The United States Environmental Protection Agency ("EPA") notified Unified in 1993 that, together with others, it was a potentially responsible party ("PRP") for the disposal of hazardous substances at a landfill site located in Monterey Park, California. In 1999, the EPA notified the Company that, together with others, it was a PRP for the disposal of hazardous substances at a landfill site located in Patterson, California. Unified has entered into a consent decree that, subject to final approval of the court with jurisdiction over the matter, will resolve the matter at an amount that will not exceed the amounts which Unified has reserved.

14. SEGMENT INFORMATION:

Unified is a grocery wholesaler serving supermarket operators in California, Oregon, Washington, western Idaho, Nevada, Arizona, Hawaii, Colorado, Utah and various foreign countries in the South Pacific and elsewhere. Unified sells a wide variety of products to its customers, including dry grocery, frozen food, deli, meat, dairy, egg, produce, bakery, gourmet, specialty foods and general merchandise products. Unified through a subsidiary, also operates a limited number of retail stores in California, Oregon and Washington. Unified, also provides services to its patrons, including finance, insurance, store design, security, payroll, real estate and information technology. Products and services available to patrons may differ depending upon location.

Based on the information monitored by the Company's operating decision makers to manage the business, the Company has identified two reportable segments:

-- Wholesale distribution includes the results of operations from the sale of food and general merchandise items to independent supermarket operators, both members and non-members, and sales to company-owned retail stores.

Unified Western Grocers, Inc. and Subsidiaries

-- The retail segment includes the results of operations of Divestiture
   Stores, SavMax, Thriftway and Apple Markets.

The "all other" category includes the aggregation of finance, insurance and other services provided to a common customer base, none of which individually meets the quantitative thresholds of a reportable segment.

Information about the Company's operations by operating segment is as follows:

-------------------------------------------------------------------------------

                                        Transition
                            Year Ended      Period    Year Ended    Year Ended
                            August 28,  October 2, September 30, September 29,
                                  1999  Ended 1999          2000          2001
------------------------------------------------------------------------------
Net sales
  Wholesale distribution    $1,822,382   $208,279   $2,960,883    $2,824,015
  Retail                        74,896      9,810      206,585       159,270
  All other                     37,179      3,159       47,135        47,714
  Intersegment elimination     (40,934)    (9,615)    (147,208)     (101,526)
------------------------------------------------------------------------------
TOTAL NET SALES             $1,893,523   $211,633   $3,067,395    $2,929,473
------------------------------------------------------------------------------
Operating income (loss)
  Wholesale distribution    $   33,638   $   (499)  $   43,866    $   39,540
  Retail                           493        (24)     (13,919)      (13,013)
  All other                        458       (626)      (2,042)          864
------------------------------------------------------------------------------
  Total operating income
   (loss)                       34,589     (1,149)      27,905        27,391
Interest expense               (11,911)    (1,495)     (28,880)      (28,124)
Other income (expense),
 net                            (5,780)    (7,218)          --            --
Patronage dividends            (14,195)        --      (15,426)      (14,934)
------------------------------------------------------------------------------
EARNINGS (LOSS) BEFORE
 INCOME TAXES AND CHANGE
 IN ACCOUNTING PRINCIPLE    $    2,703   $ (9,862)  $  (16,401)   $  (15,667)
------------------------------------------------------------------------------
Depreciation and amortiza-
 tion
  Wholesale distribution    $   15,690     $2,328      $24,137       $22,382
  Retail                           828        109        1,684         1,890
  All other                        388         41          693           463
------------------------------------------------------------------------------
TOTAL DEPRECIATION AND AM-
 ORTIZATION                 $   16,906   $  2,478   $   26,514    $   24,735
------------------------------------------------------------------------------
Capital expenditures
  Wholesale distribution    $   11,756   $ 40,561   $   17,505    $   17,985
  Retail                         4,778        146        5,595         4,858
  All other                        747      1,143          263           512
------------------------------------------------------------------------------
TOTAL CAPITAL EXPENDITURES  $   17,281   $ 41,850   $   23,363    $   23,355
------------------------------------------------------------------------------
Identifiable assets
  Wholesale distribution    $  336,635   $618,311   $  581,453    $  602,140
  Retail                        42,997     45,690       46,690        56,078
  All other                     71,503     89,512      137,707       104,067
------------------------------------------------------------------------------
TOTAL IDENTIFIABLE ASSETS   $  451,135   $753,513   $  765,850    $  762,285
------------------------------------------------------------------------------

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

Unified Western Grocers, Inc. and Subsidiaries

Obligations of member-patrons to the Company, including lease guarantees, are generally supported by the Company's right of offset, upon default, against the member-patrons' cash deposits, shareholdings and Patronage Certificates, as well as personal guarantees and reimbursement and indemnification agreements. The Company's largest customer and ten largest customers accounted for approximately 6% and 28%, 7% and 28%, and 7% and 29%, of net sales for the fiscal years ended August 28, 1999, September 30, 2000 and September 29, 2001, respectively. In addition, Unified's 10 largest credit customers accounted for approximately 30% and 27% of total accounts receivable at September 30, 2000 and September 29, 2001, respectively.

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

Notes payable, Subordinated patronage dividend certificates and Interest rate collar agreement:

The fair values for notes payable, subordinated patronage dividend certificates, and the interest rate collar agreement are based primarily on rates currently available to the Company for debt and collar agreements with similar terms and remaining maturities. The fair value of variable interest rate notes payable approximates their carrying value at September 30, 2000 and September 29, 2001, respectively. The fair value of fixed rate notes payable was $142 million and $156 million compared to their carrying value of $150 million and $142 million at September 30, 2000 and September 29, 2001, respectively. The fair value for patronage dividend certificates approximated their carrying value at September 30, 2000 and September 29, 2001. However, due to declining interest rates, the Company recorded a negative fair value of $1.8 million on the interest collar agreement at September 29, 2001.

The methods and assumptions used to estimate the fair values of the Company's financial instruments at September 30, 2000 and September 29, 2001 were based on estimates of market conditions, estimates using present value and risks existing at that time. These values represent an approximation of possible value and may never actually be realized.

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

Unified Western Grocers, Inc. and Subsidiaries

A brief description of related party transactions with members affiliated with directors of the Company follows:

Loans and Loan Guarantees:

Unified provides loan financing to its member-patrons. The Company had the following loans outstanding at September 29, 2001 to members affiliated with directors of the Company:

-----------------------------------------
                      Aggregate
                           Loan
                     Balance at
                  September 29,  Maturity
DIRECTOR                   2001      Date
-----------------------------------------
Darioush Khaledi        $12,482 2002-2005
David Bennett             2,000      2003
Doug Nidiffer               783      2009
Jay McCormick               328 2001-2005
Edmund K. Davis              31      2001
Mimi R. Song                349      2002

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

On July 5, 2000, the Company loaned $3 million to 1999 Lawndale Associates LLC ("Lawndale"), of which director Darioush Khaledi is an affiliate. The loan, as proposed to be amended, will be payable over a period of five years and will be secured by real property owned by Lawndale. The proceeds of the loan were used to repay amounts due KV that had been advanced by KV to members of Lawndale. The loan is guaranteed by Darioush Khaledi, his partner Parviz Vazin and three entities to which these individuals are related.

Member-patron loans made by GCC and UR are periodically sold to banks, subject to limited recourse provisions. At September 29, 2001, the principal balances of loans to members affiliated with directors of the Company that were sold with recourse were as follows:

---------------------------------------
                     Aggregate
                          Loan
                    Balance at
                 September 29, Maturity
DIRECTOR                  2001     Date
---------------------------------------
Peter J. O'Neil           $993     2009

The Company provides loan guarantees to its members. GCC has guaranteed 10% of the principal amount of certain third-party loans to KV and KV Property Company of which director Darioush Khaledi is an affiliate. The maximum amount of this guarantee is $0.7 million. At September 29, 2001, the principal amount of this guarantee was $0.3 million.

GCC has guaranteed 10% of the principal amount of certain third-party loans to companies owned by director Michael A. Provenzano, Jr. The maximum amount of this guarantee is $0.6 million. At September 29, 2001, the guaranteed loan amounts totaled $0.5 million.

Unified Western Grocers, Inc. and Subsidiaries

Lease Guarantees and Subleases:

The Company provides lease guarantees and subleases to its member-patrons. The Company has executed lease guarantees or subleases to members affiliated with directors of the Company at September 29, 2001 as follows:

------------------------------------------------------
                       No. Of Total Current Expiration
DIRECTOR               Stores   Annual Rent    Date(s)
------------------------------------------------------
Darioush Khaledi          5      $1,415     2002-2011
Edmund K. Davis           1       1,560          2010
Michael A. Provenzano     2         351     2016-2017
Richard L. Wright         1         264          2007
Mimi R. Song              1         240          2020
David Bennett             1         193          2004
John Berberian            2         310     2006-2007
Mark Kidd                 1         121          2008
James R. Stump            1          36          2003

Sale and Purchase of Assets


The Company has signed an agreement with Supercenter Concepts, of which director Mimi R. Song is affiliated, to simultaneously sell certain real property and enter into a seven year supply agreement.

Other Leases:

The Company leases its produce warehouse to Joe Notrica, Inc., of which director Morrie Notrica is affiliated. The lease is for a term of five years expiring in July 2003. Monthly rent during the term is $24,000.

Supply Agreements:

During the course of its business, the Company enters into supply agreements with members of the Company. These agreements require the member to purchase certain agreed amounts of its merchandise requirements from the Company and obligate the Company to supply such merchandise under agreed terms and conditions relating to such matters as pricing and delivery. Members affiliated with directors Bennett, Davis, Khaledi, Kidd, McCormack, Nidiffer, Provenzano, Song and Wright have entered into supply agreements with the Company. These supply agreements vary in terms and length, and expire at various dates through 2010, and are subject to earlier termination in certain events.

Direct Investment:

At August 29, 1998, GCC owned 10% of the common stock of KV. The cost of the investment was approximately $3.0 million. The stock purchase agreement contained a provision which allowed KV to repurchase the shares upon certain terms and conditions. In March 1999, KV exercised its repurchase rights under the agreement and purchased the shares for $4.5 million, payable in cash and in an interest-bearing note. The stock purchase agreement also provides that for a five-year period commencing as of the date of the agreement, in the event of (i) a change of control of KV or (ii) a breach of the supply agreement by KV, KV shall pay the Company $0.9 million or an amount equal to the difference between 10% of the appraised value of KV as of the approximate date of the agreement (as prepared by an independent third party appraisal firm) and $4.5 million, whichever is greater.

On December 19, 2000, the Company purchased 80,000 shares of preferred stock of C&K Market, Inc. ("C&K") for $8.0 million. Douglas H. Nidiffer, a director of the Company, is a shareholder, director and officer of C&K. In connection with the stock purchase transaction, C&K executed a ten-year supply agreement and the shareholders of C&K granted to the Company a put with respect to the preferred stock, exercisable

Unified Western Grocers, Inc. and Subsidiaries upon occurrence of designated events including the nonpayment of permitted dividends or mandatory redemption payments. The preferred stock bears a 9.5% cumulative dividend rate, with cash payment of dividends deferred until November 15, 2002, and then payable only if permitted by applicable loan agreements. The preferred stock is convertible into 15% of the common stock of C&K under certain circumstances.

The Company is a member of RAF Limited Liability Company ("RAF"). The only other member is Wright's Foodliner, Inc., an entity controlled by director Richard L. Wright. Wright's Foodliner, Inc. is the managing member of RAF. During fiscal 1999, RAF purchased groceries and other products in the ordinary course of business from United on the same terms and conditions as United's other members. In October, 1999, the store was closed and the parties are in the process of liquidating RAF in accordance with the terms of the limited liability company operating agreement. Pursuant to that agreement, the Company was obligated to fund a payment to Wright's Foodliner, Inc. of approximately $0.4 million. The Company and Wright resolved issues relating to the liquidation and Unified agreed to credit Wright's RAF capital account for $40,000 and Wright and Wright's Foodliner, Inc. have provided Unified with releases.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANT'S ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

Information regarding the directors of Unified is incorporated herein by reference to Unified's proxy statement in connection with its next annual meeting of shareholders to be filed within 120 days after the end of the most recent fiscal year. The following table sets forth certain information about executive, senior and other officers that have direct financial reporting responsibilities. Information on all other officers will be provided in the Company's annual report.

   Officer's Name    Age       Business Experience During Last Five Years
   --------------    --- ------------------------------------------------------
 Alfred A. Plamann    59 President and Chief Executive Officer since February
                         1994.
 Robert M. Ling, Jr.  44 Executive Vice President, General Counsel and
                         Secretary since November 1999; Senior Vice President,
                         General Counsel and Secretary, August 1996 to November
                         1999; Vice President and General Counsel, April 1996
                         to August 1996.
 Richard J. Martin    56 Executive Vice President, Finance & Administration and
                         Chief Financial Officer since November 1999; Senior
                         Vice President and Chief Financial Officer, May 1998
                         to November 1999; previously Executive Vice President
                         and Chief Financial Officer, Rykoff-Sexton, Inc.
                         through December 1997 when it merged with J.P.
                         Foodservice to form US Foodservice and Executive Vice
                         President Finance and Administration of US Foodservice
                         through January 1998.
 Charles J. Pilliter  53 Executive Vice President, Sales and Marketing since
                         November 1999; Senior Vice President and President,
                         Northern California, January 1990 to November 1999.
 Harley J. Delano     63 Senior Vice President, Special Projects, since July
                         2001; Senior Vice President, Retail Development and
                         President, SavMax Foods, Inc., November 1999 to July
                         2001; President, SavMax Foods, Inc., April 1999 to
                         November 1999; President Cala Foods, Inc., division of
                         Ralphs Grocery Company, prior to March 1999.
                         Mr. Delano retired from the Company effective January
                         2, 2002.
 Daniel J. Murphy     54 Senior Vice President, Retail Support Services and
                         President, SavMax Foods, Inc., since July 2001; Senior
                         Vice President, Retail Support Services, October 2000
                         to June 2001; Vice President of Merchandising,
                         HomeGrocer.com, May 1999 to September 2000; Vice
                         President of Retail Client Services, Interact
                         Electronic Marketing, Inc., October 1998 to May 1999;
                         Vice President, Super Fresh Food Markets, October 1997
                         to October 1998, Vice President, Sales and
                         Merchandising, Wakefern Food Corp., July 1989 to
                         October 1997.
 Philip S. Smith      51 Senior Vice President, Procurement since November
                         1999; Vice President, Procurement, October 1997 to
                         November 1999; Executive Director, Purchasing, July
                         1997 to October 1997; General Manager, Northern
                         California, June 1996 to July 1997.
 Rodney L. VanBebber  46 Senior Vice President, Distribution since January
                         2000; Group Vice President, Distribution, Ralphs
                         Grocery Company 1996 to January 2000.
 William O. Cote      44 Vice President, Controller since November 1999;
                         Director of Accounting prior to November 1999.
 Joseph A. Ney        53 Vice President, Insurance since November 1998;
                         President, Grocers and Merchants Insurance Services,
                         Inc., Springfield Insurance Company, and Springfield
                         Insurance Company, Ltd. Prior to November 1998.
 David A. Woodward    59 Vice President, Treasurer since November 1999;
                         Treasurer from August 1996 to November 1999.

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

PART IV

ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K

(a) Financial Statements

Independent Auditors' Report.

Consolidated Balance Sheets as of September 30, 2000 and September 29, 2001

Consolidated Statements of Earnings and Comprehensive Earnings for the fiscal year ended August 28, 1999, the transition period from August 29, 1999 through October 2, 1999, and the fiscal years ended September 30, 2000 and September 29, 2001

Consolidated Statements of Shareholders' Equity for the fiscal year ended August 28, 1999, the transition period from August 29, 1999 through October 2, 1999, and the fiscal years ended September 30, 2000 and September 29, 2001.

Consolidated Statements of Cash Flows for the fiscal year ended August 28, 1999, the transition period from August 29, 1999 through October 2, 1999, and the fiscal years ended September 30, 2000 and September 29, 2001.

(b) Reports on Form 8-K

None.

(c) Exhibits

3.1  Amended and Restated Articles of Incorporation of the Registrant
     (incorporated by reference to Exhibit 3.1 to the Registrant's Current
     Report on Form 8-K filed on October 13, 1999, File No. 0-10815).
3.2 Bylaws of the Registrant (incorporated by reference to Exhibit 3.2 to the Registrant's Current Report on Form 8-K filed on October 13, 1999, File No.
     0-10815).
4.1  Retail Grocer Application and Agreement for Continuing Service Affiliation
     With Unified Western Grocers, Inc. And Pledge Agreement (incorporated by reference to Exhibit 4.7 to Amendment No. 2 to Form S-1 Registration
     Statement of the Registrant filed on December 31, 1981, File No. 2-70069).
4.2  Retail Grocer Application And Agreement For Service Affiliation With And
     The Purchase Of Shares Of Unified Western Grocers, Inc. And Pledge
     Agreement (incorporated by reference to Exhibit 4.2 to Post Effective
     Amendment No. 7 to Form S-2 Registration Statement of the Registrant filed on December 13, 1989, File No. 33-19284).
4.3  Copy of Application and Agreement for Service Affiliation as a Member-
     Patron/Affiliate with Unified Western Grocers, Inc. and Pledge and Security
     Agreement (incorporated by reference to Exhibit 4.1 to the Registrant's
     Quarterly Report on Form 10-Q for the fiscal quarter ended April 1, 2000, file No. 000-10815).
4.4  Copy of Application and Agreement for Service Affiliation as an Associate-
     Patron with Unified Western Grocers, Inc. and Pledge and Security Agreement
     (incorporated by reference to Exhibit 4.2 to the Registrant's Quarterly
     Report on Form 10-Q for the fiscal quarter ended April 1, 2000, file No.
     000-10815).
4.5 Agreement respecting directors' shares (incorporated by reference to Exhibit 4.9 to Amendment No. 2 to Form S-1 Registration Statement of the
     Registrant filed on December 31, 1981, File No. 2-70069).
4.6  Subordination Agreement (Member-Patron-1988) (incorporated by reference to
     Exhibit 4.4 to Post-Effective Amendment No. 4 to Form S-2 Registration
     Statement of the Registrant filed on July 15, 1988, File No. 33-19284).
4.7 Subordination Agreement (Associate Patron-1988) (incorporated by reference to Exhibit 4.5 to Post-Effective Amendment No. 4 to Form S-2 Registration
     Statement of the Registrant filed on July 15, 1988, File No. 33-19284).

4.8 Subordination Agreement (New Member-Patron-1988) (incorporated by reference to Exhibit 4.6 to Post-Effective Amendment No. 4 to Form S-2 Registration
      Statement of the Registrant filed on July 15, 1988, File No. 33-19284).
4.9 Subordination Agreement (New Associate Patron-1988) (incorporated by reference to Exhibit 4.7 to Post-Effective Amendment No. 4 to Form S-2
      Registration Statement of the Registrant filed on July 15, 1988, File No.
      33-19284).
4.10  Copy of Member Patron/Affiliate Subordination Agreement (Subordination of
      Required Deposit)
4.11  Copy of Associate-Patron Subordination Agreement (Subordination of Required
      Deposit Agreement).
4.12  Form of Class A Share Certificate (incorporated by reference to Exhibit
      4.12 to the Registrant's Annual Report on Form 10-K for the fiscal year ended September 30, 2000, filed on December 26, 2000 No. 0.10815.
4.13  Form of Class B Share Certificate (incorporated by reference to Exhibit
      4.13 to the Registrant's Annual Report on Form 10-K for the fiscal year ended September 30, 2000, filed on December 26, 2000 No. 0-10815
4.14  Articles FIFTH and SIXTH of the Registrant's Articles of Incorporation (See
      Exhibit 3.1).
4.15  Article I, Section 5, and Article VII of the Registrant's Bylaws (See
      Exhibit 3.2).
4.16 Indenture between the Registrant and First Interstate Bank of California, as Trustee, relating to $5,000,000 Subordinated Patronage Dividend
      Certificates due December 15, 2001 (incorporated by reference to Exhibit
      4.3 to Form S-2 Registration Statement of the Registrant filed on October
      12, 1994, File No. 33-56005).
4.17 Indenture between the Registrant and First Interstate Bank of California, as Trustee, relating to $3,000,000 Subordinated Patronage Dividend
      Certificates due December 15, 2002 (incorporated by reference to Exhibit
      4.3 to Form S-2 Registration Statement of the Registrant filed on October
      13, 1995, File No. 33-63383).
4.18  Loan Purchase and Service Agreement Dated as of August 29, 1996 between
      Grocers Capital Company and National Consumer Cooperative Bank
      (incorporated by reference to Exhibit 4.18 to the Registrant's Annual
      Report on Form 10-K for the fiscal year ended August 31, 1996 filed on November 5, 1996, File No. 0-10815).
4.19  $10,000,000 Credit Agreement and Security Agreement each dated as of
      September 20, 1996 between Grocers Capital Company and National Cooperative
      Bank as agent (incorporated by reference to Exhibit 4.19 to the Registrant's Annual Report on Form 10-K for the fiscal year ended August
      31, 1996 filed on November 5, 1996, File No. 0-10815).
4.20  Amended and Restated Loan Purchase Agreement (Existing Program) dated
      January 30, 1998 among United Resources, Inc., United Grocers, Inc.
      (predecessor-in-interest to the Registrant) and National Consumer
      Cooperative Bank (incorporated by reference to Exhibit 4.D1 to United
      Grocers, Inc. Annual Report on Form 10-K for the fiscal year ended October
      2, 1998 filed on January 30, 1999, File No. 002-60487, as amended).
4.21  Amended and Restated Loan Purchase Agreement (Holdback Program) dated
      January 30, 1998 among United Resources, Inc., United Grocers, Inc.
      (predecessor-in-interest to the Registrant) and National Consumer
      Cooperative Bank (incorporated by reference to Exhibit 4.D2 to United
      Grocers, Inc. Annual Report on Form 10-K for the fiscal year ended October
      2, 1998 filed on January 30, 1999, File No. 002-60487, as amended).
4.22 Guarantee dated September 29, 1999 by the Registrant of debt securities of United Grocers, Inc. (predecessor-in-interest to the Registrant) issued pursuant to that certain Indenture dated as of February 1, 1978, and as subsequently amended and supplemented, by and between United Grocers, Inc., and State Street Bank and Trust Company (incorporated by reference to
      Exhibit 4.1 to the Registrants Current Report on Form 8-K filed on October
      13, 1999, File No. 000-10815).
4.23 Note purchase Agreement dated as of September 29, 1999 by and among the Registrant and the persons listed on Schedule I thereto (incorporated by reference to Exhibit 10.1 to the Registrant's Current report on Form 8-K filed on October 13, 1999, File No. 000-10815).

4.24    Amendment No. 1 and Limited Waiver to Note Purchase Agreement, dated as of
        September 14, 2000, by and among the Registrant and the Noteholders listed on the signature pages thereto (incorporated by reference to Exhibit 4.24 to the Registrant's Annual Report on From 10-K for the fiscal year ended
        September 30, 2000, filed on December 26, 2000 No. 0-10815).
4.24.1  Waiver letter and amendment to Note Purchase Agreement dated December 6,
        2001, from John Hancock Life Insurance Company.
 4.25   Secured Revolving Credit Agreement dated as of September 29, 1999 by and among the Registrant, the Lenders named therein and Rabobank Nederland, New
        York Branch (incorporated by reference to Exhibit 10.2 to the Registrant's
        Current report on Form 8-K filed on October 13, 1999, File No. 000-10815).
 4.26   Amendment No. 1 to Secured Revolving Credit Agreement dated as of November
        18, 1999 by and among the Registrant, the Lenders named therein and
        Rabobank Nederland, New York Branch (incorporated by reference to Exhibit
        4.26 to the Registrant's Annual Report on Form 10-K for the fiscal year ended September 30, 2000, filed on October 13, 1999, File on December 26,
        2000 No. 000-10815).
 4.27   Amendment No. 2 and Limited Waiver to Secured Revolving Credit dated as of
        July, 2000 by and among the Registrant, the Lenders named therein and
        Rabobank Nederland, New York Branch (incorporated by reference to Exhibit
        4.27 to the Registrant's Annual Report on From 10-K for the fiscal year ended September 30, 2000, filed on December 26, 2000 No. 0-10815).
 4.27.1 Amendment No. 3 to Secured Revolving Credit Agreement dated as of December
        7, 2001 by and among the Registrant, the Lenders named therein and Rabobank
        Nederland, New York Branch.
 4.28   Copy of indenture dated as of February 1, 1978, between Unified Western
        Grocers, Inc. (as successor to United Grocers, Inc.) and United States
        National Bank of Oregon, as trustee, relating to Unified Western Grocers,
        Inc.'s Capital Investment Notes (incorporated by reference to Exhibit 4-1 to United Grocers, Inc.'s Registration Statement on Form S-1, No. 2-60488)
 4.29   Copy of supplemental indenture dated as of January 27, 1989, between
        Unified Western Grocers, Inc. (as successor to United Grocers, Inc.) and
        United States National Bank of Oregon, as trustee, relating to Unified
        Western Grocers, Inc.'s Series F 5% Subordinated Redeemable Capital
        Investment Notes (incorporated by reference to Exhibit 4-G to the United
        Grocers, Inc. Form 10-K for the fiscal year ended September 30, 1989).
 4.30   Copy of supplemental indenture dated as of January 22, 1991, between
        Unified Western Grocers, Inc. (as successor to United Grocers, Inc.) and
        United States National Bank of Oregon, as trustee, relating to Unified
        Western Grocers, Inc.'s Series G 5% Subordinated Redeemable Capital
        Investment Notes (incorporated by reference to Exhibit 4-D to the United
        Grocers, Inc. Registration Statement on Form S-2, No. 33-38617)
 4.31   Copy of supplemental indenture dated as of July 6, 1992, between Unified
        Western Grocers, Inc. (as successor to United Grocers, Inc.) and United
        States National Bank of Oregon, as trustee, relating to Unified Western
        Grocers, Inc.'s Series H 5% Subordinated Redeemable Capital Investment
        Notes (incorporated by reference to Exhibit 4-C to the United Grocers, Inc.
        Registration Statement on Form S-2, No. 33-49450)
 4.32   Copy of supplemental indenture dated as of January 9, 1995, between Unified
        Western Grocers, Inc. (as successor to United Grocers, Inc.) and First Bank
        National Association, as trustee, relating to Unified Western Grocers,
        Inc.'s Series J 5% Subordinated Redeemable Capital Investment Notes
        (incorporated by reference to Exhibit 4-C to the United Grocers, Inc.
        Registration Statement on Form S-2, No. 33-57199)
 4.33   Copy of supplemental indenture dated as of January 21, 1997, between
        Unified Western Grocers, Inc. (as successor to United Grocers, Inc.) and
        First Bank National Association, as successor trustee, relating to Unified
        Western Grocers, Inc.'s Series K 5% Subordinated Redeemable Capital
        Investment Notes (incorporated by reference to Exhibit 4-C to the United
        Grocers, Inc. Registration Statement on Form S-2, No. 33-26285)
 4.34   Copy of supplemental indenture dated as of February 11, 2000, between
        Unified Western Grocers, Inc., United Grocers, Inc. and State Street Bank
        and Trust Company (as successor trustee) (incorporated by reference to
        Exhibit 4.29 to Unified Western Grocers, Inc.'s Quarterly Report on Form
        10-Q for the fiscal quarter ended January 1, 2000 File No. 00-10815

10.1    Comprehensive Amendment to Retirement Plan for Employees of the Registrant
        dated as of July 27, 1995 (incorporated by reference to Exhibit 10.1 to the
        Registrant's Annual Report on Form 10-K for the fiscal year ended August
        30, 1997 filed on November 28, 1997, File No. 0-10815).
10.2    Amended and Restated Deferred Compensation Plan dated as of May 1, 1999
        (incorporated by reference to Exhibit 10.2 to the Registrant's Annual
        Report on Form 10-K for the fiscal year ended August 28, 1999 filed on
        November 14, 1999, File No. 0-10815).
10.3    Comprehensive Amendment to Unified Western Grocers, Inc. Employees'
        Sheltered Savings Plan dated as of July 27, 1995 (incorporated by reference to Exhibit 10.3 to the Registrant's Annual Report on Form 10-K for the
        fiscal year ended August 30, 1997 filed on November 28, 1997, File No. 0-
        10815).
10.4.1  Unified Western Grocers, Inc., Executive Salary Protection Plan II ("ESPP
        II"), Master Plan Document, effective January 4, 1995 (incorporated by reference to Exhibit 10.4 to the Registrant's Annual Report on Form 10-K
        for the fiscal year ended September 2, 1995 filed on December 1, 1995, File
        No. 0-10815).
10.4.2  Amendment No. 1999-I to Unified Western Grocers, Inc. Executive Salary
        Protection Plan II, effective as of January 1, 1999 (incorporated by reference to Exhibit 10.5 to the registrant's Form 10-Q for the quarterly period ended December 31, 2000, filed on February 13, 2001, File No. 0-
        10815)
10.4.3  Amendment No. 2000-I to Unified Western Grocers, Inc. Executive Salary
        Protection Plan II, effective as of January 1, 2000 (incorporated by reference to Exhibit 10.6 to the registrant's Form 10-Q for the quarterly period ended December 31, 2000, filed on February 13, 2001, File No. 0-
        10815)
10.5    Master Trust Agreement For Unified Western Grocers, Inc. Executive Salary
        Protection Plan II, dated as of April 28, 1995 (incorporated by reference to Exhibit 10.5 to the Registrant's Annual Report on Form 10-K for the
        fiscal year ended September 2, 1995 filed on December 1, 1995, File No. 0-
        10815).
10.6    Unified Western Grocers, Inc. Executive Insurance Plan Split dollar
        Agreement and Schedule of Executive Officers party thereto (incorporated by reference to Exhibit 10.6 to the Registrant's Annual Report on Form 10-K
        for the fiscal year ended September 2, 1995 filed on December 1, 1995, File
        No. 0-10815).
10.7    Comprehensive Amendment to Unified Western Grocers, Inc. Employees' Excess
        Benefit Plan dated as of December 5, 1995 (incorporated by reference to
        Exhibit 10.7 to the Registrant's Annual Report on Form 10-K for the fiscal year ended August 30, 1997 filed on November 28, 1997, File No. 0-10815).
10.8    Comprehensive Amendment to Unified Western Grocers, Inc. Employees'
        Supplemental Deferred Compensation Plan dated as of December 5, 1995
        (incorporated by reference to Exhibit 10.8 to the Registrant's Annual
        Report on Form 10-K for the fiscal year ended August 30, 1997 filed on
        November 28, 1997, File No. 0-10815).
10.9    Comprehensive Amendment to Unified Western Grocers, Inc. Employee Savings
        Plan dated as of August 18, 1995 (incorporated by reference to Exhibit 10.9 to the Registrant's Annual Report on Form 10-K for the fiscal year ended
        August 30, 1997 filed on November 28, 1997, File No. 0-10815).
10.10   Unified Western Grocers, Inc. Early Retirement Program (incorporated by reference to Exhibit 10.28 to the Form S-4 Registration Statement filed on
        August 26, 1999, File No. 333-05917).
10.11   Lease, dated as of December 23, 1986, between Cercor Associates and Grocers
        Specialty Company (incorporated by reference to Exhibit 10.8 to Form S-2
        Registration Statement of the Registrant filed on September 2, 1993. File
        No. 33-68288).
10.12   Expansion Agreement, dated as of May 1, 1991, and Industrial Lease, dated as of May 1, 1991, between Dermody Properties and the Registrant
        (incorporated by reference to Exhibit 10.9 to Form S-2 Registration
        Statement of the Registrant filed on September 2, 1993. File No. 33-68288).

10.12.1  Lease Amendment, dated June 20, 1991, between Dermody Properties and the
         Registrant (incorporated by reference to Exhibit 10.9.1 to Form S-2
         Registration Statement of the Registrant filed on September 2, 1993. File
         No. 33-68288).
10.12.2  Lease Amendment, dated October 18, 1991, between Dermody Properties and the
         Registrant (incorporated by reference to Exhibit 10.9.2 to Form S-2
         Registration Statement of the Registrant filed on September 2, 1993. File
         No. 33-68288).
10.17    Commercial Lease-Net dated December 6, 1994 between TriNet Essential
         Facilities XII and the Registrant (incorporated by reference to Exhibit
         10.17 to the Registrant's Annual Report on Form 10-K for the fiscal year ended September 2, 1995 filed on December 1, 1995, File No. 0-10815).
10.18    Purchase Agreement dated November 21, 1994 between the Registrant and
         TriNet Corporate Realty Trust, Inc. (incorporated by reference to Exhibit
         10.18 to the Registrant's Annual Report on Form 10-K for the fiscal year ended September 2, 1995 filed on December 1, 1995, File No. 0-10815).
10.19    Form of Employment Agreement between the Company and Alfred A. Plamann
         (incorporated by reference to Exhibit 10.19 to Form S-4 Registration
         Statement of the Registrant filed on August 26, 1999, File No. 333-85917).
10.19.1  Amendment to Employment Agreement dated as of August, 1999, between the
         Registrant and Alfred A. Plamann (incorporated by reference to Exhibit
         10.27 to Form S-4 Registration Statement of the Registrant filed on August
         26, 1999, File No. 333-85917).
10.19.2  Second Amendment to Employment Agreement dated as of April 2001 between the
         Registrant and Alfred A. Plamann (incorporated by reference to Exhibit
         10.51 to the Registrant's Form 10-Q for the quarterly period ended June 30,
         2001, filed on August 14, 2001, file No. 0-10815).
10.20    Severance Agreement between the Company and Charles J. Pilliter
         (incorporated by reference to Exhibit 10.21 to the Registrant's Annual
         Report on Form 10-K for the fiscal year ended August 30, 1997 filed on
         November 28, 1997, File No. 0-10815).
10.21    Severance Agreement between the Company and Robert M. Ling, Jr.
         (incorporated by reference to Exhibit 10.21 to the Registrant's Annual
         Report on Form 10-K for the fiscal year ended August 29, 1998 filed on
         November 16, 1998, File No. 0-10815).
10.22    Severance Agreement between the Company and Richard J. Martin (incorporated by reference to Exhibit 10.22 to the Registrant's Annual Report on Form 10-
         K for the fiscal year ended August 29, 1998 filed on November 16, 1998,
         File No. 0-10815).
10.23    Form of Indemnification Agreement between the Company and each Director and
         Officer (incorporated by reference to Exhibit A to the Registrant's Proxy
         Statement dated February 24, 1997 filed on February 24, 1997, File No. 0-
         10815).
10.24    Annual Incentive Plan for Chief Executive Officer (incorporated by reference to Exhibit 10.23 to the Registrant's Annual Report on Form 10-K
         for the fiscal year ended August 30, 1997 filed on November 28, 1997, File
         No. 0-10815).
10.25    Annual Incentive Plan for Senior Management (incorporated by reference to
         Exhibit 10.24 to the Registrant's Annual Report on Form 10-K for the fiscal year ended August 30, 1997 filed on November 28, 1997, File No. 0-10815).
10.26    Sublease Agreement dated October 27, 1991 for the Eugene Store between
         United Grocers, Inc. (predecessor-in-interest to the Registrant) and a corporation in which Richard L. Wright, a director of the Registrant, has an interest (incorporated by reference to Exhibit 10.H1 of United Grocers,
         Inc. Annual Report on Form 10-K for the fiscal year ended October 2, 1998 filed on January 20, 1999, File No. 002-60487).
10.27    Sublease Agreement dated October 27, 1991 for the Cottage Grove Store between United Grocers, Inc. (predecessor-in-interest to the Registrant)
         and a corporation in which Richard L. Wright, a director of the Registrant, has an interest (incorporated by reference to Exhibit 10.H2 of United
         Grocers, Inc. Annual Report on Form 10-K for the fiscal year ended October
         2, 1998 filed on January 20, 1999, File No. 002-60487).

10.28  Sublease Agreement dated February 1, 1994 for the Albany Store between
       United Grocers, Inc. (predecessor-in-interest to the Registrant) and a corporation in which Richard L. Wright, a director of the Registrant, has an interest (incorporated by reference to Exhibit 10.H3 of United Grocers, Inc. Annual Report on Form 10-K for the fiscal year ended October 2, 1998 filed on January 20, 1999, File No. 002-60487).
10.29  Sublease Agreement dated July 26, 1979 for the Gold Beach Store between
       United Grocers, Inc. (predecessor-in interest to the Registrant) and
       Raymond L. Nidiffer, a holder of more than five percent of the Registrant's shares (incorporated by reference to Exhibit 10-Q3 of United Grocers'
       Registration Statement on Form S-2, File No. 33-26631).
10.30 Assignment of Lease and related documents for Mt. Shasta Store between United Grocers, Inc. (predecessor-in interest to the Registrant) and C&K
       Market, Inc., an affiliate of Raymond L. Nidiffer and Doug Nidiffer
       (incorporated by reference to Exhibit 10-Q4 of United Grocers, Inc.'s
       Registration Statement on Form S-2, File No. 33-26631).
10.31  Loan guaranties dated June 12, 1980 and September 30, 1988, given by United
       Grocers, Inc. (predecessor-in interest to the Registrant) for the benefit of C&K Market, Inc., an affiliate of Raymond L. Nidiffer and Doug Nidiffer
       (incorporated by reference to Exhibit 10-I12 to United Grocer's Form 10-K for the fiscal year ended September 30, 1989).
10.32  Agreement for Purchase and Sale and Escrow Instructions dated September 17,
       1997, between United Grocers, Inc. (predecessor-in-interest to the
       Registrant) and C&K Market, Inc., an affiliate of Raymond L. Nidiffer and
       Doug Nidiffer (incorporated by reference to Exhibit 10.I5 to United
       Grocers, Inc.'s Form 10-K for the fiscal year ended October 2, 1998 filed on January 20, 1999, File No. 002-60487).
10.33  Stock Purchase Agreement dated November 17, 1997, by and among United
       Grocers, Inc. (predecessor-in interest to the Registrant) and C&K Market, an affiliate of Raymond L. Nidiffer and Doug Nidifer (incorporated by reference to Exhibit 10.I6 to Form 10-K of United Grocers, Inc. filed on
       January 20, 1999, File No. 002-60487).
10.34  Stock Purchase Agreement dated March 26, 1999 by and among Grocers Capital
       Company, K.V. Mart Co., an affiliate of Darioush Khaledi, Khaledi Family
       Partnership I, Khaledi Family Trust dated May 17, 1995, and Parviz Vazin and Vida Vazin (incorporated by reference to Exhibit 10.34 to the Registrant's Annual Report on From 10-K for the fiscal year ended September
       30, 2000, filed on December 26, 2000 No. 0-10815).
10.35  Pledge Agreement dated March 26, 1999 by Khaledi Family Partnership I,
       Khaledi Family Trust dated May 17, 1995, and Parviz Vazin and Vida Vazin in favor of Grocers Capital Company (incorporated by reference to Exhibit
       10.35 to the Registrant's Annual Report on From 10-K for the fiscal year ended September 30, 2000, filed on December 26, 2000 No. 0-10815).
10.36  Guaranty dated March 26, 1999 by K.V. Mart Co. in favor of Grocers Capital
       Company (incorporated by reference to Exhibit 10.36 to the Registrant's
       Annual Report on From 10-K for the fiscal year ended September 30, 2000, filed on December 26, 2000 No. 0-10815).
10.37  Term Loan Agreement dated as of May 12, 2000 between K.V. Mart Co. and
       Unified Western Grocers, Inc. relating to a $7,000,000 Promissory Note due
       May 12, 2005 in favor of Unified Western Grocers, Inc. by K.V. Mart Co.
       (incorporated by reference to Exhibit 10.38 to the Registrant's Form 10-Q for the quarterly period ended July 1, 2000 filed on August 17, 2000, File
       No. 0-10815).
10.38  Security Agreement dated as of May 12, 2000 between K.V. Mart Co. and
       Unified Western Grocers, Inc. relating to the Term Loan Agreement dated as of May 12, 2000 between K.V. Mart Co. and Unified Western Grocers, Inc.
       (incorporated by reference to Exhibit 10.39 to the Registrant's Form 10-Q for the quarterly period ended July 1, 2000 filed on August 17, 2000, File
       No. 0-10815).

10.39 Guaranty dated as of May 12, 2000 by Darioush Khaledi and Shahpar Khaledi, husband and wife, Darioush Khaledi, as Trustee of the Khaledi Family Trust under Declaration of Trust dated May 17, 1995, K.V. Property Company, and
       Parviz Vazin and Vida Vazin in favor of Unified Western Grocers, Inc.
       issued pursuant to that certain Term Loan Agreement dated as of May 12, 2000 between K.V. Mart Co. and Unified Western Grocers, Inc. (incorporated by reference to Exhibit 10.40 to the Registrant's Form 10-Q for the quarterly period ended July 1, 2000 filed on August 17, 2000, File No. 0-
       10815).
10.40 Stock Collateral Acknowledgement and Consent dated as of May 12, 2000 executed by the shareholders of K.V. Mart Co. (incorporated by reference to Exhibit 10.41 to the Registrant's Form 10-Q for the quarterly period ended
       July 1, 2000 filed on August 17, 2000, File No. 0-10815).
10.41  Term Loan Agreement dated as of July 15, 2000 between 1999 Lawndale
       Associates LLC and Unified Western Grocers, Inc. relating to the $3,000,000
       Promissory Note due January 5, 2002 in favor of Unified Western Grocers,
       Inc. by 1999 Lawndale Associates LLC (incorporated by reference to Exhibit
       10.42 to the Registrant's Form 10-Q for the quarterly period ended July 1, 2000 filed on August 17, 2000, File No. 0-10815).
10.42 Pledge Agreement dated as of July 5, 2000 by and among certain shareholders of K.V. Mart Co., Unified Western Grocers, Inc. and Grocers Capital Company relating to the Term Loan Agreement dated as of July 5, 2000 between 1999
       Lawndale Associates LLC and Unified Western Grocers, Inc. (incorporated by reference to Exhibit 10.43 to the Registrant's Form 10-Q for the quarterly period ended July 1, 2000 filed on August 17, 2000, File No. 0-10815).
10.43 Pledge Agreement dated as of July 5, 2000 by and among certain shareholders of K.V. Mart Co., Unified Western Grocers, Inc. and Grocers Capital Company relating to the Term Loan Agreement dated as of July 5, 2000 between 1999
       Lawndale Associates LLC and Unified Western Grocers, Inc. (incorporated by reference to Exhibit 10.44 to the Registrant's Form 10-Q for the quarterly period ended July 1, 2000 filed on August 17, 2000, File No. 0-10815).
10.44  Guaranty dated as of July 5, 2000 by shareholders and affiliates of K.V.
       Mart Co. in favor of Unified Western Grocers, Inc. issued pursuant to that certain Term Loan Agreement dated as of July 5, 2000 between 1999 Lawndale
       Associates LLC and Unified Western Grocers, Inc. (incorporated by reference to Exhibit 10.45 to the Registrant's Form 10-Q for the quarterly period ended July 1, 2000 filed on August 17, 2000, File No. 0-10815).
10.45  Trust Agreement for Unified Western Grocers, Inc., effective as of April 1,
       2000, between Registrant and Robert M. Ling, Jr., Richard J. Martin and
       David A. Woodward (incorporated by reference to Exhibit 10.45 to the
       Registrant's Annual Report on From 10-K for the fiscal year ended September
       30, 2000, filed on December 26, 2000 No. 0-10815).
10.46  Preferred Stock Purchase Agreement by and between C & K Market, Inc. and
       Unified Western Grocers, Inc. dated as of December 19, 2000 (incorporated by reference to Exhibit 10.46 to the Registrant's Form 10-Q for the quarterly period ended December 31, 2000, filed on February 13, 2001, File
       No. 0-10815).
10.47  Shareholders Agreement by and among Unified Western Grocers, Inc., C & K
       Market, Inc. and designated shareholders of C & K Market, Inc. dated as of December 19, 2000 (incorporated by reference to Exhibit 10.47 to the
       Registrant's Form 10-Q for the quarterly period ended December 31, 2000, filed on February 13, 2001, file No. 0-10815).
10.48 Form of Severance Agreement for Executive Vice Presidents with Three Years or More in an Officer Position executed by Robert M. Ling, Jr., Richard J.
       Martin and Charles J. Pilliter (incorporated by reference to Exhibit 10.48 to the Registrant's Form 10-Q for the quarterly period ended December 31, 2000, filed on February 13, 2001, file No. 0-10815).
10.49  Form of Severance Agreement for Vice Presidents, Senior Vice Presidents and
       Executive Vice Presidents with Less Than Three Years in an Officer Position executed by Philip S. Smith, Rodney L. Van Bebber, Daniel J. Murphy, John
       C. Bedrosian, William O. Cote, Dirk T. Davis, Luis de la Mata, Stanley G.
       Eggink, Joseph L. Falvey, Carolyn S. Fox, Don Gilpin, Gary C. Hammett, Gary
       S. Herman, Joseph A. Ney, David A. Woodward (incorporated by reference to
       Exhibit 10.49 to the Registrant's Form 10-Q for the quarterly period ended
       December 31, 2000, filed on February 13, 2001, file No. 0-10815).

10.50  Form of Subordinated Redemption Note--Excess Class B Shares.
21     Subsidiaries of the Registrant.

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

                                            UNIFIED WESTERN GROCERS, INC.

                                                 /s/ Alfred A. Plamann
                                            By ________________________________
                                                      Alfred A. Plamann
                                                        President and
                                                   Chief Executive Officer

                                                  /s/ Richard J. Martin
                                            By ________________________________
                                                      Richard J. Martin
                                             Executive Vice President, Finance &
                                              Administration and Chief Financial
                                                           Officer

                                                   /s/ William O. Cote
                                            By ________________________________
                                                       William O. Cote
                                                  Vice President, Controller

Date: December 21, 2001

              Signature                        Title                    Date
----------------------------------------------------------------------------------

       /s/ Louis A. Amen                     Director            December 21, 2001
 __________________________________
            Louis A. Amen

       /s/ David Bennett                     Director            December 21, 2001
 __________________________________
            David Bennett

       /s/ John Berberian                    Director            December 21, 2001
 __________________________________
           John Berberian

      /s/ Edmund K. Davis                    Director            December 21, 2001
 __________________________________
           Edmund K. Davis

      /s/ James F. Glassel                   Director            December 21, 2001
 __________________________________
          James F. Glassel

      /s/ Darioush Khaledi                   Director            December 21, 2001
 __________________________________
          Darioush Khaledi

         /s/ Mark Kidd                       Director            December 21, 2001
 __________________________________
              Mark Kidd

       /s/ Jay McCormack                     Director            December 21, 2001
 __________________________________
            Jay McCormack

         /s/ Doug Nidiffer                   Director            December 21, 2001
 __________________________________
            Doug Nidiffer

        /s/ Morrie Notrica                   Director            December 21, 2001
 __________________________________
           Morrie Notrica

        /s/ Peter J. O'Neal                  Director            December 21, 2001
 __________________________________
           Peter J. O'Neal

     /s/ Michael A. Provenzano               Director            December 21, 2001
 __________________________________
        Michael A. Provenzano

        /s/ Gordon E. Smith                  Director            December 21, 2001
 __________________________________
           Gordon E. Smith

         /s/ Mimi R. Song                    Director            December 21, 2001
 __________________________________
            Mimi R. Song

       /s/ Robert E. Stiles                  Director            December 21, 2001
 __________________________________
          Robert E. Stiles

        /s/ James R. Stump                   Director            December 21, 2001
 __________________________________
           James R. Stump

        /s/ Kenneth Tucker                   Director            December 21, 2001
 __________________________________
           Kenneth Tucker

       /s/ Richard L. Wright                 Director            December 21, 2001
 __________________________________
          Richard L. Wright

SCHEDULE II
VALUATION AND QUALIFYING ACCOUNTS
FOR THE FISCAL YEARS ENDED SEPTEMBER 30, 2000 AND SEPTEMBER 29, 2001

                                                Additions               Balance
                                    Balance at Charged to               at end
                                    Beginning     Costs     Write-        of
                                    of Period  and Expense   offs       Period
                                    ---------- -----------  -------     -------
YEAR ENDED AUGUST 28,1999
Reserves and allowances deducted
 from asset accounts:
  Allowance for uncollectible
   accounts and notes receivable     $ 5,263     $ 5,593(3) $(6,115)(1) $ 4,741
                                     -------     -------    -------     -------
TRANSITION PERIOD ENDED OCTOBER 2,
 1999
Reserves and allowances deducted
 from asset accounts:
  Allowance for uncollectible
   accounts and notes receivable     $ 4,741     $   154(2) $     9(1)  $ 4,904
                                     -------     -------    -------     -------
YEAR ENDED SEPTEMBER 30, 2000
Reserves and allowances deducted
 from asset accounts:
  Allowance for uncollectible
   accounts and notes receivable     $ 4,904     $13,847(2) ($2,012)(1) $16,739
                                     -------     -------    -------     -------
YEAR ENDED SEPTEMBER 29, 2001
Reserves and allowances deducted
 from asset accounts:
  Allowance for uncollectible
   accounts and notes receivable     $16,739     $ 3,141    ($6,541)(1) $13,339
                                     -------     -------    -------     -------

--------
(1) Accounts written off, net of recoveries.

(2) Effective September 27,1999, the Company changed its fiscal year end from the Saturday nearest August 31 to the Saturday nearest September 30. The transition period covers the period of August 29, 1999 though October 2, 1999. The Transition Period from October 2, 1999 and the fiscal year ended September 30, 2000 include the results of the Merger with United which was accounted for as a purchase. Refer to footnote 4 in the Notes to the Consolidated Financial Statements.

(3) 1999 includes the acquisition of SavMax Foods, Inc. from December 31, 1998. Refer to footnote 4 in the Notes to the Consolidated Financial Statements.

                                  EXHIBIT LIST

 EXHIBIT                               DESCRIPTION
 -------                               -----------
 4.10    Copy of Member Patron/Affiliate Subordination Agreement (Subordination
         of Required Deposit)
 4.11    Copy of Associate-Patron Subordination Agreement (Subordination of
         Required Deposit Agreement)
 4.24.1  Waiver letter and amendment to Note Purchase Agreement dated December
         6, 2001, from John Hancock Life Insurance Company.
 4.27.1  Amendment No. 3 to Secured Revolving Credit Agreement dated as of
         December 7, 2001 by and among the Registrant, the Lenders named therein and Rabobank Nederland, New York Branch.
 10.50   Form of Subordinated Redemption Note--Excess Class B Shares
 21      Subsidiaries of the Registrant