Form 10-Q
period 2001-12-29
UNIFIED WESTERN GROCERS INC
filed 2002-02-19
CIK 320431

                       SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C.   20549
                                   Form 10-Q

(Mark One)
[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

For the quarterly period ended         December 29, 2001
                               -------------------------

                                      AND
[_] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

                       Commission file number   0-10815
--------------------------------------------------------------------------

                         Unified Western Grocers, Inc.
--------------------------------------------------------------------------
                 (Exact name of registrant as specified in its charter)


               California                             95-0615250
------------------------------------------------------------------------------
     (State or other jurisdiction of     (I.R.S. Employer Identification No.)
      incorporation or organization)


5200 Sheila Street, Commerce, CA                                   90040
------------------------------------------------------------------------------
(Address of principal executive offices)                          (Zip Code)

Registrant's telephone number, including area code       (323) 264-5200
                                                     -------------------

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



                      APPLICABLE ONLY TO CORPORATE ISSUERS

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date. Outstanding Shares on February 12, 2002:

                    Class A Shares                     69,125
                                                 ----------------
                    Class B Shares                    446,081
                                                 ----------------
                    Class C Shares                         18
                                                 ----------------

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements
----------------------------

                 UNIFIED WESTERN GROCERS, INC. AND SUBSIDIARIES
                     CONSOLIDATED CONDENSED BALANCE SHEETS
                             (dollars in thousands)

                                                                                                       (Unaudited)
                                                                               September 29,         December 29,
                                                                                        2001                 2001
                                                                       ------------------------------------------
ASSETS

Current Assets:
  Cash and cash equivalents                                                         $ 14,802             $ 13,927
  Accounts and notes receivable, net                                                 193,761              174,741
  Inventories                                                                        224,438              214,524
  Prepaid expenses                                                                     7,533                6,853
  Deferred taxes                                                                      10,043               10,043
                                                                       ------------------------------------------
          Total current assets                                                       450,577              420,088

Properties, net                                                                      122,657              122,317
Investments                                                                           48,983               55,171
Notes receivable                                                                      33,093               34,127
Goodwill, net                                                                         56,512               56,116
Other assets, net                                                                     56,345               61,358
                                                                       ------------------------------------------
  TOTAL ASSETS                                                                      $768,167             $749,177
                                                                       ==========================================

LIABILITIES AND SHAREHOLDERS' EQUITY

Current Liabilities:
  Accounts payable                                                                  $184,810             $154,230
  Accrued liabilities                                                                 96,824               90,999
  Current portion of notes payable                                                    10,535               10,762
  Patrons' excess deposits and estimated patronage dividends                          16,446               16,902
                                                                       ------------------------------------------
       Total current liabilities                                                     308,615              272,893

Notes payable, due after one year                                                    288,241              305,809
Long-term liabilities, other                                                          63,944               65,580
Patrons' deposits and certificates:
     Patrons' required deposits                                                       14,804               17,049
     Subordinated patronage dividend certificates                                      4,105                1,843
Shareholders' equity:
  Class A Shares                                                                      11,576               11,576
  Class B Shares                                                                      79,100               78,800
      Additional paid-in capital                                                      18,095               18,095
      Accumulated deficit                                                            (18,708)             (20,685)
      Accumulated other comprehensive loss                                            (1,605)              (1,783)
                                                                       ------------------------------------------
       Total shareholders' equity                                                     88,458               86,003
                                                                       ------------------------------------------
  TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY                                        $768,167             $749,177
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

                UNIFIED WESTERN GROCERS, INC. AND SUBSIDIARIES
                CONSOLIDATED CONDENSED STATEMENTS OF OPERATIONS
                                  (UNAUDITED)
                            (dollars in thousands)


                                                                                 THIRTEEN WEEKS ENDED
                                                                       --------------------------------------
                                                                              December 30,        December 29,
                                                                                     2000                2001
                                                                       --------------------------------------
Net sales                                                                        $740,572            $742,545
Costs and expenses:
   Cost of sales                                                                  659,349             662,091
   Distribution, selling and administrative                                        70,049              73,500
                                                                       --------------------------------------
Operating income                                                                   11,174               6,954
Interest expense                                                                    7,473               6,065
                                                                       --------------------------------------
Earnings  before estimated patronage dividends, income taxes and
 cumulative effect of a change in accounting principle                              3,701                 889
Estimated patronage dividends                                                      (4,640)             (2,867)
                                                                       --------------------------------------
Loss before income taxes and cumulative effect of change in
   accounting principle                                                              (939)             (1,978)
Income taxes (benefit)                                                                 --                  --
                                                                       --------------------------------------
Loss before cumulative effect of a change in accounting principle                    (939)             (1,978)
Cumulative effect of a change in accounting principle, net of  taxes                   31                  --
                                                                       --------------------------------------
Net loss                                                                             (908)             (1,978)
Other comprehensive earnings (loss), net of income taxes:
     Cumulative effect of a change in accounting principle                          1,143                  --
     Unrealized (loss) gain on valuation of interest rate collar                     (910)                 18
     Unrealized holding gain (loss)                                                   532                (196)
                                                                       --------------------------------------
Comprehensive loss                                                               $   (143)           $ (2,156)
                                                                       ======================================


        The accompanying notes are an integral part of these statements.

                UNIFIED WESTERN GROCERS, INC. AND SUBSIDIARIES
                CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS
                                  (UNAUDITED)
                            (dollars in thousands)

                                                                           THIRTEEN WEEKS ENDED
                                                                 ----------------------------------------
                                                                        December 30,         December 29,
                                                                                2000                 2001
                                                                 ----------------------------------------
Cash flows from operating activities:
Net loss                                                                 $      (908)            $ (1,978)
   Adjustments to reconcile net loss to net
      cash utilized by operating activities:
     Depreciation and amortization                                             6,161                6,382
     Gain on disposal of properties                                              (81)                 (23)
     (Increase) decrease in assets:
        Accounts and notes receivable, net                                    16,726               19,020
        Inventories                                                            7,125                9,914
        Prepaid expenses                                                         168                  680
        Notes receivable                                                      (3,947)              (1,034)
     Increase (decrease) in liabilities:
        Accounts payable                                                     (29,412)             (30,580)
        Accrued liabilities                                                     (852)              (5,825)
        Patrons' excess deposits and estimated
           patronage dividends                                                   138                  456
        Long-term liabilities, other                                            (287)               1,636
                                                                 ----------------------------------------
Net cash utilized by operating activities                                     (5,169)              (1,352)
                                                                 ----------------------------------------
Cash flows from investing activities:
   Purchase of properties                                                     (6,109)              (4,207)
   Proceeds from sales of properties                                             990                  339
   Increase in other assets                                                   (2,314)              (6,768)
   Investment in securities, net                                             (10,093)              (6,366)
                                                                 ----------------------------------------
Net cash utilized by investing activities                                    (17,526)             (17,002)
                                                                 ----------------------------------------
Cash flows from financing activities:
   Additions to long-term notes payable                                       28,500               21,386
   Reduction of long-term notes payable                                           --               (1,787)
   Additions to short-term notes payable                                       2,825
   Reduction of short-term notes payable                                      (4,193)              (2,103)
   Redemption of patronage dividend certificates                              (1,862)              (2,262)
   (Decrease) increase in members' required deposits                          (1,499)               2,245
   Issuance of shares to members                                                 341                   --
                                                                 ----------------------------------------
Net cash provided by financing activities                                     24,112               17,479
                                                                 ----------------------------------------
Net increase (decrease) in cash and cash equivalents                           1,417                 (875)
Cash and cash equivalents at beginning of year                                10,355               14,802
                                                                 ----------------------------------------
Cash and cash equivalents at end of period                               $    11,772             $ 13,927
                                                                 ========================================
Supplemental disclosure of cash flow information:
Cash paid during the period for:
   Interest                                                              $     7,555             $  6,364
   Income taxes                                                          $        64                   --
Supplemental disclosure of non-cash item:
  Issuance of subordinated redemption notes to repurchase Class
   B Shares from members                                                 $       586                  299

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

The accompanying consolidated condensed financial statements reflect all adjustments which are, in the opinion of management, both of a normal recurring nature and necessary for a fair statement of the results of the interim periods presented. Certain reclassifications have been made to prior period financial statements to present them on a basis comparable with the current period's presentation. In the 2001 period, the retail segment of the business was separated from the "all other" category to facilitate quarterly comparisons of reportable segments, since the retail segment now meets the quantitative thresholds of a reportable segment. Previously, the retail segment was grouped in the "all other" category that included finance, insurance and other services provided to members.


2. On September 27, 1999, the shareholders of Unified and United Grocers, Inc. ("United") each approved the provisions of a merger agreement (the "Merger"). The Merger became effective on September 29, 1999 and was accounted for as a purchase pursuant to Accounting Principles Board Opinion No. 16, "Business Combinations."

As a result of the Merger, Unified now serves a broader geographic region. The Company serves independent supermarket operators in California, Oregon, Washington, western Idaho, Nevada, Arizona, Hawaii, Colorado, Utah and various countries in the South Pacific and elsewhere. In addition to offering a complete line of food and general merchandise products, Unified also provides finance, insurance, store design, security, payroll, real estate and information technology services to its patrons.

In connection with the Merger, the Company established a reserve for the closure of various facilities. Periodic charges against the reserve represent lease costs for non-subleased facilities and rental income shortfalls for subleased facilities. The amount of this reserve and current period charges against the reserve are presented below.


     Balance at September 29, 2001               $ 4,778,000
     Charges to the reserve                         (118,000)
                                                 -----------
     Balance at December 29, 2001                $ 4,660,000
                                                 ===========


3. The Company has identified two reportable segments - Wholesale Distribution and Retail.

     . Wholesale distribution includes the results of operations from the sale of food and general merchandise products to independent supermarket operators, both members and non-members, and sales to company-owned retail stores.

     . The retail segment includes the results of operations of SavMax, Thriftway, Apple Markets and stores that were purchased by the Company in connection with the merger of

          Albertsons, Inc. and American Stores, Inc. (the "Divestiture Stores"). The Company's two remaining Divestiture Stores were closed during the first quarter of fiscal 2002 and are expected to be sold.

The "all other" category includes the aggregation of finance, insurance and other services provided to a common customer base, none of which individually meets the quantitative thresholds of a reportable segment.

     Information about the Company's operations by segment is as follows (in thousands):

                                                                               THIRTEEN WEEKS ENDED
                                                                         December 30,         December 29,
                                                                                 2000                 2001
                                                              --------------------------------------------
Net sales
  Wholesale distribution                                                  $   717,920          $   721,989
  Retail                                                                       40,973               37,048
  All other                                                                    10,610               10,716
  Intersegment elimination                                                    (28,931)             (27,208)
                                                              --------------------------------------------
Total net sales                                                           $   740,572          $   742,545
                                                              --------------------------------------------
Operating income (loss)
  Wholesale distribution                                                  $    12,340          $    10,097
  Retail                                                                       (1,361)              (3,799)
  All other                                                                       195                  656
                                                              --------------------------------------------
Total operating income                                                         11,174                6,954
Interest expense                                                               (7,473)              (6,065)
Estimated patronage dividends                                                  (4,640)              (2,867)
                                                              --------------------------------------------
Loss before income taxes and change
 in accounting principle                                                  $      (939)         $    (1,978)
                                                              --------------------------------------------

Depreciation and amortization
  Wholesale distribution                                                  $     5,615          $     5,708
  Retail                                                                          240                  555
  All other                                                                       306                  119
                                                              --------------------------------------------
Total depreciation and amortization                                       $     6,161          $     6,382
                                                              --------------------------------------------

Capital expenditures
  Wholesale distribution                                                  $     4,543          $     2,460
  Retail                                                                        1,464                1,653
  All other                                                                       102                   94
                                                              --------------------------------------------
Total capital expenditures                                                $     6,109          $     4,207
                                                              --------------------------------------------

Identifiable assets
  Wholesale distribution                                                  $   607,209          $   593,034
  Retail                                                                       60,288               63,763
  All other                                                                    91,909               92,380
                                                              --------------------------------------------
Total identifiable assets                                                 $   759,406          $   749,177
                                                              --------------------------------------------



4. The Jerome Lemelson Foundation (the "Foundation"), which asserts ownership of certain patents relating to bar code technology, issued a demand that the Company enter into a license agreement with respect to certain patented technology which the Company is claimed to use and which allegedly infringes upon patents issued to Jerome Lemelson, which patents, upon the death of Jerome Lemelson, were assigned to the Foundation. The Foundation has filed an action against the Company and others asserting patent infringement and seeking damages in unspecified amounts. The Company and the Foundation reached a settlement of the matter in the first quarter of fiscal 2002 at an amount that did not exceed the amounts reserved by Unified.

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

The Company entered into a five-year interest rate collar agreement during February 1999 in relation to certain borrowings on its variable rate revolving credit facility. The Company has designated the interest rate collar agreement as a cash flow hedge. Under the provisions of SFAS No. 133, the fair value of the collar must be reflected in the Company's financial statements. On October 1, 2000 the Company recognized the fair value of the collar, which totaled $1,195,000, as a cumulative effect of a change in accounting principle in other comprehensive earnings (loss). Additionally, SFAS No. 133 requires that the fair value of the collar be adjusted, with the change in fair value being recorded as an adjustment to other comprehensive earnings (loss). The fair value of the collar was $(1,772,000) as of December 29, 2001 compared to $(1,790,000) as of September 29, 2001. Due to the increase in interest rates , the Company recorded an unrealized gain of $18,000 for the thirteen week period ended December 29, 2001.

The Company holds investments in various marketable securities and convertible bonds. Prior to the adoption of SFAS No. 133, the Company classified its convertible bonds as available for sale, with the changes in the fair value recorded in other comprehensive earnings (loss). With the adoption of SFAS No. 133, the convertible bonds were reclassified to trading securities, which resulted in the Company recognizing gains of $52,000 at October 1, 2000. The $52,000 of gains was comprised of a $31,000 cumulative effect of a change in accounting principle and a $21,000 reclassification of previously unrealized holding gains. For the thirteen week period ended December 29, 2001, the Company recorded gains due to the changes in the fair value of the convertible bonds totaling $0.3 million.

In July 2001, the FASB issued SFAS No. 141, "Business Combinations" and SFAS No. 142, "Goodwill and Other Intangible Assets". SFAS No. 141 requires that all business combinations be accounted for under the purchase method. The statement further requires separate recognition of intangible assets that meet one of two specified criteria. The statement applies to all business combinations initiated after June 30, 2001. SFAS No. 142 requires that an intangible asset that is acquired be initially recognized and measured based on its fair value. The statement also provides that goodwill should not be amortized, but should be tested for impairment annually, or more frequently if circumstances indicate potential impairment, through a comparison of its implied fair value to its carrying amount. SFAS No. 142 is effective for fiscal years beginning after December 15, 2001. The Company will implement the pronouncement beginning in the first quarter of fiscal year 2003. Existing goodwill will continue to be amortized through the remainder of fiscal 2002 at which time amortization will cease and the Company will perform a transitional goodwill impairment test. The Company is currently evaluating the impact of the new accounting standards on existing goodwill and other intangible assets. While the ultimate impact of the new accounting standards has yet to be determined, goodwill amortization expense for the thirteen week period ended December 29, 2001 was $0.4 million.

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


Item 2.  Management's Discussion and Analysis of Financial Condition and Results
--------------------------------------------------------------------------------
of Operations
-------------

Liquidity and Capital Resources

     The Company relies upon cash flow from operations, patron deposits, shareholdings and borrowings under the Company's credit lines to finance operations. Net cash utilized by operating activities totaled $1.4 million for the first thirteen weeks of fiscal 2002 (the "2002 period"), as compared to net cash utilized by operating activities of $5.2 million for the first thirteen weeks of fiscal 2001 (the "2001 period"). The decrease in net cash utilization for the 2002 period as compared to the 2001 period is primarily due to a decrease in accounts and notes receivable resulting from improved collection efforts, as well as a decrease in overall inventory levels resulting from implementation of an inventory reduction program. This decrease was partially offset by a decrease in accounts payable and accrued liabilities. At December 29, 2001, working capital was $147.2 million, as compared to $142.0 million at September 29, 2001, and the Company's current ratio was 1.5 to 1 at December 29,
2001 and 1.4 to 1 at September 29, 2001.   The Company believes that cash flow
from its operations and available credit lines will be sufficient to meet operating needs and capital spending requirements for the fiscal 2002 period.

The Company issued Patronage Certificates in fiscal years 1993, 1994 and 1995. The outstanding Patronage Certificates have a seven-year term and bear interest payable on December 15 of each year. In the 2002 period, the Company redeemed the Patronage Certificates issued in 1994 for approximately $2.3 million and in the 2001 period the Company redeemed the patronage certificates issued in 1993 for approximately $1.9 million. The patronage certificates issued in 1995 are due December 15, 2002.

Capital expenditures totaled $4.2 million in the 2002 period. These expenditures were primarily attributable to leasehold improvements and equipment associated with the remodeling of stores in the Company's SavMax operation, purchases of computer software and hardware, and warehousing and equipment.

Unified has a $200 million secured revolving credit facility with a group of banks. The revolving credit agreement is secured, expires October 1, 2004 and bears interest at either an adjusted LIBOR rate plus a margin ranging from 2.00% to 3.00% depending on Unified's leverage ratio or 0.75% plus the higher of the bank base rate or 0.50% above the bank's federal funds borrowing rate. The revolving credit facility permits advances of up to 85% of eligible accounts receivable and 65% of eligible inventories.

At December 29, 2001, Unified had $72.8 million and $40.0 million outstanding in senior secured notes to certain insurance companies and pension funds under a note purchase agreement dated September 29, 1999 (as amended, the "Senior Note Agreement").

In fiscal year 2002, Unified amended the Senior Note Agreement and the revolving credit facility. For the Senior Note Agreement, the amendment modified two financial covenants (consolidated tangible net worth and fixed charge coverage). The amendment assumes that improvements will be made in future performance with respect to both ratios. In addition, interest rates on both senior secured notes have increased by 0.25% until such time consolidated tangible net worth increases to $80.0 million after excluding future consolidated net income generated after September 29, 2001. The amendment relating to the revolving credit facility changed the requirements of certain financial covenants at September 29, 2001 and through fiscal year 2002, with respect to minimum tangible net worth, the fixed charge coverage ratio and the ratio of funded debt to earnings before interest, taxes, depreciation and amortization, and patronage dividends ("EBITDAP"). At its December meeting, the Board of Directors adopted a plan for Equity Enhancement - Fiscal Year 2002 and, as required by the amendment, provided the adopted plan to the lenders. The amended covenants in the revolving credit facility require improved performance in future periods with respect to minimum adjusted tangible net worth, the fixed charge coverage ratio and EBITDAP. The amendment also increased borrowing costs to either: (i) LIBOR plus an increased applicable margin (the increase is reflected above) based on Unified's leverage ratio or (ii) 0.75% plus the higher of the lender's base rate or 0.50% above the lender's borrowing rate.

The credit agreements contain customary representations, warranties, covenants and default provisions for these types of financing. In the event the Company is not in compliance with the financial covenants of the Senior Note or revolving credit facility, the continued availability of loan funds or the terms upon which such loans would be available could be adversely impacted, and the impact could be material.

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

At September 29, 2001, the Company had net deferred tax assets totaling $22.0 million, of which $12.6 million related to net operating loss carryforwards that expire in various years through 2020. The Company has established a valuation allowance of $9.1 million to reduce the net deferred tax assets to their estimated net realizable value as the Company may not realize the entire net operating loss carryforwards before their expiration. The valuation allowance is primarily related to retail store losses which include the divestiture stores. The remaining balance of the net deferred tax asset is expected to be realized through future operating results, reversal of taxable temporary differences, and tax planning strategies. For the 2002 period, the Company reported a net loss of $2.0 million. However, a tax benefit was not recorded because the realization requirement per SFAS 109 of "more likely than not" was not met during the quarter.

Historically, Unified has distributed at least 20% of the patronage dividends in cash and distributed Class B Shares as a portion of the patronage dividends distributed to its member-patrons. Dairy patronage dividends were paid in cash
in the periods presented.   The Board of Directors has adopted an equity
enhancement plan for fiscal year 2002. As part of that plan, the patronage dividend payment policy was modified as follows: net earnings from business transacted on a patronage basis in the Cooperative Division with member and associate patrons shall be distributed on a patronage basis by written notices of allocation as defined in Section 1388 of the Internal Revenue Code in the form of:

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

Continued net operating losses from the Company's subsidiary and other non-patronage activities, if not offset by gains from other non-patronage activities or, enhancement to the Company's equity by other means could adversely affect operating results and the Company's equity. The current deficit in the Company's retained earnings has created restrictions on the Company's current ability to redeem its own shares. The Company's inability to redeem or repurchase Class B Shares could have an adverse effect on the Company's ability to attract new members. In addition to the Equity Enhancement Plan, the Board of Directors continues to consider other alternatives to improve the company's shareholder equity.

Patrons are generally required to maintain a subordinated cash deposit with Unified. Member-patrons may satisfy the minimum deposit requirement through a combination of a cash deposit and the ownership of Class B Shares. In the Merger, former United members were provided the opportunity to build the minimum subordinated deposit over time, provided that they agreed to assign 80% of patronage dividends received for this purpose and maintain a supply agreement with Unified until the minimum deposit condition is satisfied. Upon termination of patron status, the withdrawing patron is entitled to recover deposits in excess of its obligations to Unified if permitted by the applicable subordination provisions, and a member-patron also will be entitled to have its shares redeemed, subject to applicable legal requirements, company policies and credit agreement limitations. With certain exceptions, Unified's current redemption policy limits the Class B Shares that Unified is obligated to redeem in any fiscal year to 5% of the number of Class B Shares deemed outstanding at the end of the preceding fiscal year. For fiscal 2000, this limitation was exceeded by repurchases of shares in connection with the Merger. In connection with the Merger, Unified redeemed 71,310 Class B Shares of discontinued members for a total consideration before set-offs of $13.4 million. As described in the Form 10-K, Unified is not obligated to repurchase Class B Shares of terminated members until after September 27, 2002.

Redemption of all capital stock is subject to limitations imposed by the Articles of Incorporation and Bylaws, credit agreements to which the Company is a party, and restrictions imposed by law on the ability of a company to redeem its own shares. As a California corporation, the Company is subject to the provisions of the California General Corporation Law including Section 500 which limits the ability of the Company to make distributions, including distributions to repurchase its own shares and any payments on notes issued to repurchase Unified shares. Section 500 permits such repurchase and note payments only when retained earnings calculated in accordance with generally accepted accounting principles ("GAAP") equal or exceed the amount of any proposed distribution or an alternative asset/liability ratio test is met. Historically through the operations of its subsidiaries, the Company has maintained sufficient retained earnings to accomplish its share repurchase program. As a result of expenses associated with the Merger with United, operating losses of subsidiaries and Company-owned retail stores, including the Divestiture Stores, the Company's retained earnings have been eliminated and are currently inadequate to permit repurchase of Company shares. The repurchase test permitted under Section 500 based on the ratio of assets to liabilities determined under GAAP with certain adjustments cannot currently be met since the Company relies heavily on borrowings to finance its operations. The Company is also a party to credit agreements containing financial and other covenants, which limit the ability of the Company to make purchases of capital stock under certain circumstances. The Company has established a trust for the purpose of facilitating the transfer of shares by Unified members obligated or entitled to sell shares in accordance with the Company's redemption policy to existing members or new members who are authorized by the Board of Directors to buy shares in accordance with the Bylaws, during periods when the Company is legally unable to buy shares or otherwise elects to cause or permit outstanding shares to be transferred between members. Funds used to purchase shares from selling members are exclusively sourced from funds provided by buying members.


Results of Operations

     The following table sets forth selected financial data of the Company expressed as a percentage of net sales for the periods indicated below:

                                                                          For the Thirteen Weeks
                                                                                    Ended
                                                                    --------------------------------------
                                                                           December 30,       December 29,
                                                                                   2000               2001
                                                                    --------------------------------------
Net sales                                                                     100.0%                 100.0%
Cost of sales                                                                  89.0                   89.2
Distribution, selling and administrative                                        9.5                    9.9
Operating income                                                                1.5                    0.9
Interest expense                                                                1.0                    0.8
Earnings  before estimated patronage dividends, income taxes and
 cumulative effect of change in accounting principle                            0.5                    0.1

Estimated patronage dividends                                                  (0.6)                  (0.4)
Loss before income taxes and cumulative effect of a change in
 accounting principle                                                          (0.1)                  (0.3)

Income taxes                                                                    0.0                    0.0
Loss before cumulative effect of change in accounting principle                (0.1)                  (0.3)
Cumulative effect of a change in accounting principle                            --                     --
Net loss                                                                       (0.1)                  (0.3)


Thirteen Week Period

Net sales.  Net sales for the 2002 and 2001 periods were $742.5 million and
$740.6 million, respectively.   Sales for the 2002 period increased $1.9 million
over the 2001 period. The overall increase in sales is primarily related to the following:

Wholesale Distribution Segment:

 .    Wholesale Distribution Segment sales increased $4.0 million in the 2002 period compared to the 2001 period. The primary contributors to this increase were:

 .    The Company implemented a new pricing program to re-focus on sales in the
     Hispanic product division. This program drove an increase in sales of $2.2 million over the 2001 period.

 .    The Company's Dairy Division sales increased by $1.8 million compared to the same 2001 period. The Dairy Division sales increase was attributable to a combination of an increase in raw milk prices and higher distribution volume, as well as the addition of the Pacific Northwest Dairy Division in the third quarter of fiscal year 2001.

Retail Segment:

 .    Sales in the 2002 period for the Company-owned retail locations decreased by $3.9 million compared to the 2001 period. The Company acquired three stores in June 2001 that are now operated under the Apple Markets banner. The three stores generated combined sales of $5.2 million for the 2002 period. This increase in sales was offset by the closure of three stores and an overall volume decline in the remaining store locations. A re-merchandising program was launched at the Company's SavMax stores during the 2002 period.

Cost of sales. Cost of sales was $662.1 million (89.2% of net sales) for the fiscal 2002 period compared to $659.3 million (89% of net sales) in the 2001 period. Cost of sales as a percentage of net sales was slightly higher in the 2002 period compared to the 2001 period due to lower wholesale margins and lower retail sales that generally generate higher margins.

Distribution, selling and administrative. Distribution, selling and administrative expenses were $73.5 million (9.9% of net sales) in the 2002 period, as compared to $70.0 million (9.5% of net sales) in the 2001 period. The $3.5 million increase in expenses is due to several factors.

Wholesale Distribution Segment:

 .    Certain distribution costs are variable and will fluctuate as volume fluctuates. The increased volume in the wholesale distribution segment accounts for an increase in variable expenses of $210,000.

 .    The Company implemented a work force reduction in December 2001 as part of a comprehensive expense reduction program. As a result, severance cost of $550,000 was recorded in the 2002 period. The work force reduction, as well as the elimination of unfilled but budgeted positions, is expected to reduce expenses approximately $4.7 million in fiscal year 2002.

 .    Pension expense for the 2002 period is higher than the 2001 period by
     $415,000 because of additional funding requirements associated with a decline in the value of pension plan assets attributable to a decline in the equity markets.

 .    The Company recorded $402,000 of additional reserves relating to estimated lease shortfalls on leases guaranteed by the Company.


Retail Segment:

 .    Total retail expenses increased $1.8 million in the 2002 period over the
     2001 period. The majority of the increase was in the SavMax stores ($1.4 million). Of these non-capitalizable expenditures, the Company spent $0.9 million to re-merchandise, reset store shelves and re-open at one location. The new format is expected to provide improved retail sales with the addition of several full-service department offerings that were not previously available. The stores operate in a highly competitive market place with very aggressive promotional activity for the consumer. In addition to the above activities, the SavMax stores have experienced higher ongoing operating costs related to utilities, advertising, and labor for the service activities of approximately $0.5 million over the 2001 period. The Company's other retail activities resulted in an increase of operating costs of $1.8 million related to the acquisition of three stores in June 2001 in northern California, with an offset of cost reductions of $1.4 million for the closure of the final two Divestiture stores in the 2002 period.


Interest. Interest expense was $6.1 million (0.8% of net sales) in the 2002 period as compared to $7.5 million (1.0% of net sales) in the 2001 period. The Company's effective borrowing rates for the 2002 and 2001 periods were 6.1% and 8.5%, respectively. The effect of the decrease in interest rates was offset by the Company's higher borrowing levels.

Estimated patronage dividends. Estimated patronage dividends for the fiscal 2002 and 2001 periods were $2.9 million and $4.6 million, respectively. Estimated patronage earnings for fiscal 2002 are comprised of the interim patronage earnings from the Company's three patronage pools: the Cooperative Division and the Southern California and Pacific Northwest Dairy Divisions.
For the 2002 period, the Company had interim patronage earnings of $91,000 in the Cooperative Division, $2.7 million in the Southern California Dairy Division and $71,000 in the Pacific Northwest Dairy Division. In the 2001 period, the Company had patronage earnings of $2.0 million in the Cooperative Division and $2.6 million in the Southern California Dairy Division.

Net loss.   The net loss for the 2002 period was $2.0 million compared to a net loss of $0.9 million for the 2001 period. Net profits or losses generated by the Company's subsidiaries and non-patronage activities are not included in patronage earnings of the Cooperative. The specialty food products, international, and certain other non-patronage distribution activities within the wholesale distribution segment contributed profits for the 2002 period of $727,000 compared to $550,000 for the 2001 period. The improvement is primarily attributed to the completion of transitioning the source of certain specialty volume from southern to northern California in the second quarter of the 2001 period. Retail losses for the 2002 and 2001 period were $3.4 million and $1.7 million, respectively. Operating losses and shutdown costs from the closed stores were the primary factors for the losses in both years. Higher losses in the 2002 period were primarily due to weakening sales and the higher costs associated with a re-merchandising and remodeling activity that occurred in the 2002 period. Continued operating losses from the Company's retail segment, if not offset by positive earnings from the Company's other non-patronage activities, could affect the Company's ability to comply with current financial covenant requirements, as well as the potential impairment of related intangible assets. The Company's other subsidiary activities had earnings of $695,000 for the 2002 period as compared to earnings of $211,000 for the 2001 period. Primary activities included in the Company's All Other segment are related to the Company's insurance and financing activities. Overall performance improved in the 2002 period as compared to the 2001 period primarily due to favorable insurance performance. The Company's financing activities experienced weakening revenues due to lower market-related interest rates. The Company will continue to evaluate under performing subsidiary operations and make a determination with regards to possible sale or closure.





Additional Discussion and Analysis

The Company's management deals with many risks and uncertainties in the course of performing their responsibilities. The Additional Discussion and Analysis section provides additional information on such issues.

The Company's operating results are highly dependent upon maintaining and growing its distribution volume to members. The Company's top ten customers constitute approximately 30% of total sales. A significant loss in customers or volume could adversely affect the Company's operating results. The merger with United Grocers, Inc. (UG), as described in the Company's Form 10-K Annual Report, created goodwill that totals $29.9 million, net of amortization at December 29, 2001. The sales activity and customer base of the combined entity remain strong. However, a significant loss in volume from former customers of
(UG) could potentially impair the carrying amount of goodwill and necessitate a write down in this asset.

Continued operating losses from the Company's retail segment could adversely affect the valuation of the business units and potentially impair the carrying amount of the goodwill related to SavMax. Total goodwill, net of amortization, as of December 29, 2001 related to SavMax is $21.6 million.

The Company is subject to certain economic factors that are beyond the control of the Company, including inflation and deflation. The degree to which the acquisition cost of products purchased by the Company for resale to customers is stable and/or deflating could have an adverse effect on the Company's business and results of operations. The Company's pricing programs typically and generally assess a percentage fee above the Company's cost of the product. During periods of little or no inflation in the cost of goods procured for resale, the Company's ability to maintain the dollar profit margin needed to offset increases in costs is reduced. The Company operates in a highly competitive market place and increasing its charges to customers is difficult. The Company has recently experienced higher operating expenses, including but not limited to energy, fuel and employee wages and benefits. The Company's facilities are principally in California and the Pacific Northwest, regions that have experienced significant increased utility costs. In response to the increase in operating costs the Company has implemented a comprehensive expense reduction initiative. As part of this initiative the Company eliminated approximately 200 budgeted positions impacting nearly all divisions, departments and facilities. The Company expects that the position elimination will result in a reduction of personnel costs of approximately $6.2 million on a annualized basis. The Company also implemented an additional charge to its customers to offset the increased cost of energy incurred by the Company.

Changes in economic conditions could also adversely effect the Company's customer's ability to meet certain obligations to the Company or leave the Company exposed for obligations the Company has guaranteed. Loans to members, trade receivables and lease guarantees could be at risk in a sustained recessionary environment. In response to this potential risk, the Company establishes reserves for notes receivable, trade receivables, and lease guarantees, net of sub-lease offsets, for which the Company may be at risk for default. In such a situation, the Company would be required to foreclose on assets provided as collateral or assume payments for leased locations for which the Company has guaranteed payment. Although the Company believes its reserves to be adequate, the Company's operating results could be adversely affected in the event that actual exposure exceeds established reserves.

During the normal course of business, the Company is involved in litigation. In the event that management determines that the probability of an adverse judgement in pending litigation is likely and that the exposure can be reasonably estimated, appropriate reserves are established. The final outcome of any litigation could adversely affect operating results, if the actual liability exceeds recorded reserves and insurance coverage.

The Company's insurance subsidiary is regulated by the State of California and subject to the rules and regulations promulgated by the appropriate regulatory agencies. Reserves are established to fund payments under policies issued to
policy holders.   The adequacy of the reserves are reviewed annually by
actuarial evaluation conducted by a third party actuary. The amount of required reserves is affected by various assumptions and actuarial calculations including but not limited to health care cost trends, mortality rates, demographics, federal and state law, as well as insurance claim trends. As a result, the amount of reserves required to settle future claims may vary from year to year. Although the Company believes its reserves to be adequate, significant and adverse changes in the experience of claims settlement could negatively impact operating results if the Company's claim cost experiences exceed the actuarial calculations.

As disclosed in the Company's Form 10-K Annual Report, the Company's loan agreements require improved performance in future periods to continue financial covenant compliance. Failure to improve performance could have an adverse affect upon the continued availability of loan funds or the terms upon which loan funds would continue to be available, and the impact could be material. Also, as noted above, the Company in the ordinary course of business assists its members by providing loans and loan guarantees, lease guarantees or subleases, and makes direct investments in members. The failure by members to perform their obligations under these arrangements could have an adverse affect upon the Company's liquidity.

The Company operates as a cooperative and as such does a portion of its business with its member shareholders on a patronage basis. Transactions with members are conducted on terms and conditions generally available to the membership or on negotiated terms pursuant to supply or credit support agreements. The Company also does business with non-members that may be on terms different than those offered to members.

Item 3.  Quantitative and Qualitative Disclosures About Market Risk.
--------------------------------------------------------------------

     Unified has only limited involvement with derivative financial instruments. They are used to manage well defined interest rate risks. Unified entered into a five-year interest rate collar agreement in February 1999 in relation to certain borrowings on its variable rate revolving credit. The collar agreement was put in place without incurring a fee with respect to the collar transaction. The hedge agreement is structured such that Unified pays a variable rate of interest between 6% (cap rate) and 4.94% (floor rate) based on a notional amount of $50.0 million. The weighted average interest rate, prior to lender's margin, on borrowings on the revolving credit was 2.44% at December 29, 2001. The fair value of the collar was a negative $1,772,000 as of December 29, 2001 compared
to a negative fair value of $1,790,000 as of September 29, 2001.   As a result
of the slight improvement in the fair value of the interest rate collar, the Company recorded an unrealized gain of $18,000 for the thirteen week period ended December 29, 2001.

Unified is subject to interest rate changes on its notes payable under the Company's credit and note agreements which may affect the fair value of the notes payable. Based on the notes payable outstanding at December 29, 2001 and the current market condition, a 100 basis point increase in interest rates would decrease cash flow and earnings by approximately $2.8 million. Conversely, a 100 basis point decrease in interest rates would increase cash flow and earnings by approximately $2.8 million.

With the adoption of SFAS No. 133, the Company's investments in convertible bonds were reclassified from available for sale securities to trading securities. As a result of changing the classification of the convertible bonds, the Company is subject to market risk associated with fluctuations in interest rates and the market value of the embedded conversion feature. For the 2002 period, the Company recorded gains due to the changes in the fair value of the convertible bonds totaling $0.3 million.



PART II.  OTHER INFORMATION

Item 1.  Legal Proceedings
--------------------------

     As reported in the Company's Annual Report on Form 10-K for the fiscal year ended 2001, the Jerome Lemelson Foundation (the "Foundation"), which asserts ownership of certain patents relating to bar code technology, issued a demand that the Company enter into a license agreement with respect to certain patented technology which the Company is claimed to use and which allegedly infringes upon patents issued to Jerome Lemelson, which patents, upon the death of Jerome Lemelsom, were assigned to the Foundation. The Foundation filed an action against the Company and others asserting patent infringement and seeking damages in unspecified amounts. During the 2002 period, the Company and the Foundation reached a settlement of the matter at an amount that did not exceed the amounts reserved by Unified.

Item 6.  Exhibits and Reports on Form 8-K.
-----------------------------------------

(a) Exhibits

     10.1  Amended and Restated Sheltered Savings Plan.
     10.2  Amended and Restated Employee Savings Plan.
     10.3 Amended and Restated Retirement Plan for Employees of Unified Western Grocers, Inc.

(b)  Reports on Form 8-K
     None

     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Dated:  February 19, 2002

Unified Western Grocers, Inc.
-----------------------------------
(Registrant)



/s/ Alfred A. Plamann
-----------------------------------
By
Alfred A. Plamann
President and
Chief Executive Officer



/s/ Richard J. Martin
-----------------------------------
By
Richard J. Martin
Executive Vice President,
Finance & Administration
and Chief Financial Officer


/s/ William O. Cote
-----------------------------------
By
William O. Cote
Vice President, Controller

                                 EXHIBIT INDEX

     10.1  Amended and Restated Sheltered Savings Plan.

     10.2  Amended and Restated Employee Savings Plan.

     10.3 Amended and Restated Retirement Plan for Employees of Unified Western Grocers, Inc.