Form 10-Q
period 2002-03-30
UNIFIED WESTERN GROCERS INC
filed 2002-05-14
CIK 320431

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                                    Form 10-Q

                                   (Mark One)
 [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
                                  ACT OF 1934.

                  For the quarterly period ended March 30, 2002

                                       AND
     [_] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
                              EXCHANGE ACT OF 1934.

                         Commission file number 0-10815

                          Unified Western Grocers, Inc.
             (Exact name of registrant as specified in its charter)



                California                               95-0615250
     ---------------------------------------------------------------------------
     (State or other jurisdiction of        (I.R.S. Employer Identification No.)
     incorporation or organization)

       5200 Sheila Street, Commerce, CA                                 90040
     ---------------------------------------------------------------------------
     (Address of principal executive offices)                         (Zip Code)

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

Indicate by check mark whether the registrant has filed all documents and reports required to be filed by Sections 12, 13, or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by a court. Yes _______ No _______

                      APPLICABLE ONLY TO CORPORATE ISSUERS

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date. Outstanding Shares on March 30, 2002:

                        Class A Shares            69,149
                        Class B Shares           446,081
                        Class C Shares                18

Table of Contents

                                                                                                            Page
------------------------------------------------------------------------------------------------------------------
             Part I.  Financial Information

  Item 1.    Financial Statements

             Consolidated Condensed Balance Sheets                                                           3

             Consolidated Condensed Statements of Operations                                                 4

             Consolidated Condensed Statements of Cash Flows                                                 5

             Notes to Consolidated Condensed Financial Statements                                            6


  Item 2.    Management's Discussion and Analysis of Financial Condition and Results of Operations           9

  Item 3.    Quantitative and Qualitative Disclosures About Market Risk.                                     18


             Part II.  Other Information

  Item 1.    Legal Proceedings                                                                               19

  Item 2.    Changes in Securities                                                                           19

  Item 3.    Defaults Upon Senior Securities                                                                 19

  Item 4.    Submission of Matters to a Vote of Security Holders                                             19

  Item 5.    Other Information                                                                               19

  Item 6.    Exhibits, Financial Statement Schedules, and Reports on Form 8-K                                19

             Signatures                                                                                      21

             Exhibit Index                                                                                   22

PART I.     FINANCIAL INFORMATION

Item 1.     Financial Statements
--------------------------------

                 UNIFIED WESTERN GROCERS, INC. AND SUBSIDIARIES
                      CONSOLIDATED CONDENSED BALANCE SHEETS
                             (dollars in thousands)

                                                                                                  March 30,
                                                                             September 29,            2002
                                                                                      2001      (Unaudited)
                                                                             ------------- ----------------
ASSETS

Current Assets:
     Cash and cash equivalents                                                   $ 14,802          $  7,572
     Accounts and notes receivable, net of allowances of $9,498 at
         September 29, 2001 and $9,658 at March 30, 2002                          193,761           177,801
     Inventories                                                                  224,438           204,304
     Prepaid expenses                                                               7,533             7,202
     Deferred taxes                                                                10,043            10,043
                                                                             ------------------------------
         Total current assets                                                     450,577           406,922

Properties, net                                                                   122,657           120,155
Investments                                                                        48,983            54,325
Notes receivable,  net of allowances of $3,841 at September 29, 2001 and
     $3,365 at March 30, 2002                                                      33,093            33,992
Goodwill, net                                                                      56,512            55,457
Other assets, net                                                                  56,345            63,102
                                                                             ------------------------------
         TOTAL ASSETS                                                            $768,167          $733,953
                                                                             ==============================

LIABILITIES AND SHAREHOLDERS' EQUITY

Current Liabilities:
     Accounts payable                                                            $184,810          $141,590
     Accrued liabilities                                                           96,824            96,970
     Current portion of notes payable                                              10,535            11,850
     Patrons' excess deposits and estimated patronage dividends                    18,708            14,649
                                                                             ------------------------------
         Total current liabilities                                                310,877           265,059

Notes payable, due after one year                                                 288,241           300,129
Long-term liabilities, other                                                       63,944            65,884
Patrons' deposits and certificates:
     Patrons' required deposits                                                    14,804            17,459
     Subordinated patronage dividend certificates                                   1,843              ----
Shareholders' equity:
    Class A Shares: 500,000 shares authorized, 69,125 and 69,149
       outstanding at September 29, 2001 and March 30, 2002, respectively          11,576            11,580
    Class B Shares: 2,000,000 shares authorized, 447,289 and 446,081
       outstanding at Sepember 29, 2001 and March 30, 2002, respectively           79,100            78,800
     Additional paid-in capital                                                    18,095            18,095
     Accumulated deficit                                                          (18,708)          (21,503)
     Accumulated other comprehensive loss                                          (1,605)           (1,550)
                                                                             ------------------------------
         Total shareholders' equity                                                88,458            85,422
                                                                             ------------------------------
     TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY                                  $768,167          $733,953
                                                                             ==============================

        The accompanying notes are an integral part of these statements.

                 UNIFIED WESTERN GROCERS, INC. AND SUBSIDIARIES
                 CONSOLIDATED CONDENSED STATEMENTS OF OPERATIONS
                                   (Unaudited)

                                                                         Thirteen Weeks Ended         Twenty Six Weeks Ended
                                                                       -------------------------    ---------------------------
                                                                        March 31,     March 30,        March 31,      March 30,
                                                                          2001          2002              2001          2002
                                                                       -------------------------    ---------------------------
Net sales                                                               $705,404       $712,660       $1,445,976     $1,455,205
Costs and expenses:
   Cost of sales                                                         628,235        634,873        1,287,584      1,296,964
   Distribution, selling and administrative                               68,520         69,452          138,569        142,952
                                                                       ------------------------     ---------------------------
Operating income                                                           8,649          8,335           19,823         15,289
Interest expense                                                          (7,364)        (6,401)         (14,837)       (12,466)
                                                                       ------------------------     ---------------------------
Earnings  before estimated patronage dividends, income taxes and
  cumulative effect of a change in accounting principle                    1,285          1,934            4,986          2,823
Estimated patronage dividends                                             (2,930)        (2,752)          (7,570)        (5,619)
                                                                       ------------------------     ----------------------------
Loss before income taxes and cumulative effect of change in
   accounting principle                                                   (1,645)          (818)          (2,584)        (2,796)
Income taxes (benefit)                                                        --             --               --             --
                                                                       ------------------------     ---------------------------
Loss before cumulative effect of a change in accounting principle         (1,645)          (818)          (2,584)        (2,796)
Cumulative effect of a change in accounting principle, net of taxes           --             --               31             --
                                                                       ------------------------     ---------------------------
Net loss                                                                  (1,645)          (818)          (2,553)        (2,796)
Other comprehensive earnings (loss), net of income taxes:
     Cumulative effect of a change in accounting principle                    --             --            1,143             --
     Unrealized (loss) gain on valuation of interest rate collar             135            473             (775)           491
     Unrealized holding (loss) gain                                          154           (240)             686           (436)
                                                                       ------------------------    ----------------------------
Comprehensive loss                                                      $ (1,356)      $   (585)      $   (1,499)    $   (2,741)
                                                                       ========================    ============================


        The accompanying notes are an integral part of these statements.

                 UNIFIED WESTERN GROCERS, INC. AND SUBSIDIARIES
                 CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS
                                   (Unaudited)
                             (dollars in thousands)

                                                                                              TWENTY SIX WEEKS ENDED
                                                                                   ------------------------------------
                                                                                            March 31,        March 30,
                                                                                                 2001             2002
                                                                                   -------------------  --------------
Cash flows from operating activities:
Net loss                                                                                   $   (2,553)      $   (2,796)
   Adjustments to reconcile net loss to net
     cash (utilized) provided by operating activities:
     Depreciation and amortization                                                             12,137           13,089
     Provision for allowance for doubtful accounts                                              1,602              899
     Gain on disposal of properties                                                               (95)             (19)
     Purchases of trading securities                                                           (3,140)            (866)
     Proceeds from maturities or sales of trading securities                                    1,288              585
     (Increase) decrease in assets:
        Accounts and notes receivable                                                          15,631           14,983
        Inventories                                                                             2,584           20,134
        Prepaid expenses                                                                         (911)             331
        Pension plan assets                                                                      (372)             (99)
     Increase (decrease) in liabilities:
        Accounts payable                                                                      (53,162)         (43,220)
        Accrued liabilities                                                                     8,435              146
        Long-term liabilities, other                                                              507            2,210
                                                                                   ------------------------------------
Net cash (utilized) provided by operating activities                                          (18,049)           5,377
                                                                                   ------------------------------------
Cash flows from investing activities:
  Purchase of properties                                                                      (10,059)          (6,367)
  Purchases of securities and other investments                                               (18,683)          (8,522)
  Proceeds from maturities or sales of securities and other investments                        10,562            3,516
  Increase in notes receivable                                                                 (4,606)            (899)
  Proceeds from sales of properties                                                             1,004              394
  Increase in other assets                                                                     (5,025)         (10,009)
                                                                                   ------------------------------------
Net cash utilized by investing activities                                                     (26,807)         (21,887)
                                                                                   ------------------------------------
Cash flows from financing activities:
   Additions to long-term notes payable                                                        53,900           17,199
   Additions to short-term notes payable                                                        1,825             ----
   Reduction of short-term notes payable                                                       (6,919)          (4,295)
   Payment of deferred financing fees                                                            ----             (459)
   Patrons' excess deposits and estimated patronage dividends                                     983           (3,562)
   Redemption of patronage dividend certificates                                               (1,862)          (2,262)
   (Decrease) increase in members' required deposits                                           (1,680)           2,655
   Issuance of shares to members                                                                  619                4
                                                                                   ------------------------------------
Net cash provided by financing activities                                                      46,866            9,280
                                                                                   ------------------------------------
Net increase (decrease) in cash and cash equivalents                                            2,010           (7,230)
Cash and cash equivalents at beginning of year                                                 10,355           14,802
                                                                                   -----------------------------------
Cash and cash equivalents at end of period                                                 $   12,365       $    7,572
                                                                                   ===================================
Supplemental disclosure of cash flow information:
Cash paid during the period for:
   Interest                                                                                $   14,312       $   11,895
   Income taxes                                                                                    74               15
Supplemental disclosure of non-cash item:
   Issuance of subordinated redemption notes to repurchase Class B Shares
   from members                                                                            $    1,423       $      299


        The accompanying notes are an integral part of these statements.

                 UNIFIED WESTERN GROCERS, INC. AND SUBSIDIARIES
              NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS

1.       Basis of Presentation

The consolidated condensed financial statements include the accounts of Unified Western Grocers, Inc. and all of its subsidiaries (the "Company" or "Unified"). Inter-company transactions and accounts with subsidiaries have been eliminated. The interim financial statements included herein have been prepared by the Company without audit, pursuant to the rules and regulations promulgated by the Securities and Exchange Commission (the "Commission"). Certain information and footnote disclosures normally included in the financial statements prepared in accordance with generally accepted accounting principles have been omitted pursuant to Commission rules and regulations; nevertheless, management believes that the disclosures are adequate to make the information presented not misleading. These condensed financial statements should be read in conjunction with the audited financial statements and notes thereto included in the Company's latest annual report filed on Form 10-K. The results of operations for the interim periods are not necessarily indicative of the results for the full year.

The accompanying consolidated condensed financial statements reflect all adjustments which, in the opinion of management, are both of a normal recurring nature and necessary for a fair statement of the results of the interim periods presented. The preparation of the consolidated condensed financial statements in conformity with accounting principles generally accepted in the United States of America requires us to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenue and expenses during the reporting period. As a result, actual results could differ from those estimates.

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

2.       Acquisitions

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


                Balance at September  29, 2001               $ 4,778,000
                Charges to the reserve                          (279,000)
                                                        -----------------
                Balance at March 30, 2002                    $ 4,499,000
                                                        =================

3.       Segment Information

The Company has identified two reportable segments - Wholesale Distribution and Retail.

..    Wholesale distribution consists of patronage and non-patronage activities and includes the results of operations from the sale of food and general merchandise products to independent supermarket operators, both members and non-members, and sales to company-owned retail stores.

..    The retail segment includes the results of operations of SavMax, Thriftway,
     Apple Markets and stores that were purchased by the Company in connection with the merger of Albertsons, Inc. and American Stores, Inc. (the "Divestiture Stores"). The Company's two remaining Divestiture Stores were closed during the first quarter of fiscal 2002 and were subsequently sold. Refer to Note 6.

The "all other" category includes the aggregation of finance, insurance and other services provided to a common customer base, none of which individually meets the quantitative thresholds of a reportable segment.

Information about the Company's operations by segment is as follows (in thousands):

                                                      THIRTEEN WEEKS                        TWENTY SIX WEEKS
                                                           ENDED                                  ENDED
                                               March 31,          March 30,            March 31,          March 30,
                                                    2001               2002                 2001               2002
                                         -----------------------------------    ------------------------------------
Net sales
  Wholesale distribution                        $683,987           $693,487           $1,401,907         $1,415,476
  Retail                                          35,139             32,944               76,112             69,992
  All other                                       11,750             10,429               22,360             21,145
  Intersegment elimination                       (25,472)           (24,200)             (54,403)           (51,408)
                                         -----------------------------------    ------------------------------------
Total net sales                                 $705,404           $712,660           $1,445,976         $1,455,205

Operating income (loss)
  Wholesale distribution                        $  9,892           $  9,030           $   22,232         $   18,557
  Retail                                          (2,280)            (1,073)              (3,641)            (4,301)
  All other                                        1,037                378                1,232              1,033
                                         -----------------------------------    ------------------------------------
Total operating income                          $  8,649           $  8,335           $   19,823         $   15,289
Interest expense                                   7,364              6,401               14,837             12,466
Estimated patronage dividends                      2,930              2,752                7,570              5,619
                                         -----------------------------------    ------------------------------------
Loss before income taxes and change in
  accounting principle                          $ (1,645)          $   (818)          $   (2,584)        $   (2,796)
                                         ===================================    ====================================

Depreciation and amortization
  Wholesale distribution                        $  5,459           $  6,032           $   11,116         $   11,740
  Retail                                             396                547                  782              1,102
  All other                                          121                128                  239                247
                                         -----------------------------------    ------------------------------------
Total depreciation and amortization              $ 5,976           $  6,707           $   12,137         $   13,089
                                         ===================================    ====================================

Capital expenditures
  Wholesale distribution                        $  2,994           $  1,415           $    7,537         $    3,875
  Retail                                             713                573                2,177              2,226
  All other                                          243                172                  345                266
                                         -----------------------------------    ------------------------------------
Total capital expenditures                      $  3,950           $  2,160           $   10,059         $    6,367
                                         ===================================    ====================================

Identifiable assets
  Wholesale distribution                        $611,917           $578,794           $  611,917         $  578,794
  Retail                                          56,769             62,904               56,769             62,904
  All other                                       98,303             92,255               98,303             92,255
                                         -----------------------------------    ------------------------------------
Total identifiable assets                       $766,989           $733,953           $  766,989         $  733,953
                                         ===================================    ====================================

4.   Contingencies

The Jerome Lemelson Foundation (the "Foundation"), which asserts ownership of certain patents relating to bar code technology, issued a demand that the Company enter into a license agreement with respect to certain patented technology which the Company is claimed to use and which allegedly infringes upon patents issued to Jerome Lemelson, which patents, upon the death of Jerome Lemelson, were assigned to the Foundation. The Foundation filed an action against the Company and others asserting patent infringement and seeking damages in unspecified amounts. During the 2002 period, the Company and the Foundation reached a settlement of the matter at an amount that did not exceed $280,000, the amount which Unified had reserved.

5.   New Accounting Pronouncements

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

The Company entered into a five-year interest rate collar agreement during February 1999 in relation to approximately $50 million of certain borrowings on its variable rate revolving credit facility. The Company has designated the interest rate collar agreement as a cash flow hedge. Under the provisions of SFAS No. 133, the fair value of the collar must be reflected in the Company's financial statements. On October 1, 2000 the Company recognized the fair value of the collar, which totaled $1,195,000, as a cumulative effect of a change in accounting principle in other comprehensive earnings (loss). Additionally, SFAS No. 133 requires that the fair value of the collar be adjusted, with the change in fair value being recorded as an adjustment to other comprehensive earnings
(loss). Due to changes in interest rates, the fair value of the collar was $(1,299,000) as of March 30, 2002 and $(1,772,000) as of December 29, 2001
compared to $(1,790,000) as of September 29, 2001. As a result, the Company recorded an unrealized gain of $473,000 and $491,000 for the thirteen and twenty-six week period ended March 30, 2002, respectively.

The Company holds investments in various marketable securities and convertible bonds. Prior to the adoption of SFAS No. 133, the Company classified its convertible bonds as available for sale, with the changes in the fair value recorded in other comprehensive earnings (loss). With the adoption of SFAS No. 133, the convertible bonds were reclassified to trading securities, which resulted in the Company recognizing a gain of $52,000 at October 1, 2000. The $52,000 gain was comprised of a $31,000 cumulative effect of a change in accounting principle and a $21,000 reclassification of previously unrealized holding gains. For the thirteen and twenty six week period ended March 30, 2002, the Company recorded a net (loss)/gain, due to the changes in the fair value of the convertible bonds of approximately ($9,000) and $241,000, respectively.

In July 2001, the FASB issued SFAS No. 141, "Business Combinations" and SFAS No. 142, "Goodwill and Other Intangible Assets". SFAS No. 141 requires that all business combinations be accounted for under the purchase method. The statement further requires separate recognition of intangible assets that meet one of two specified criteria. The statement applies to all business combinations initiated after June 30, 2001. SFAS No. 142 requires that an intangible asset that is acquired be initially recognized and measured based on its fair value. The statement also provides that intangible assets with finite useful lives continue to be amortized over their estimated economic lives. However, goodwill and intangible assets with indefinite lives will no longer be amortized, but will be tested for impairment annually, or more frequently if circumstances indicate potential impairment, through a comparison of its implied fair value to its carrying amount. If an impairment is deemed to exist, the impact of the impairment, if any, will be affected by the determination of how the goodwill is allocated to the Company's reporting units as defined by SFAS No. 142. The statement is effective for fiscal years beginning after December 15, 2001. As a result, the Company will implement the pronouncement beginning in the first quarter of fiscal year 2003. Existing goodwill will continue to be amortized through the remainder of fiscal 2002 at which time amortization will cease and the Company will perform a transitional goodwill impairment test. The Company is currently evaluating the impact of the new accounting standards on existing goodwill and other intangible assets. Goodwill amortization expense for the twenty six week period ended March 30, 2002 was $785,000.

In June 2001, the FASB issued SFAS No. 143, "Accounting for Asset Retirement Obligations," on the accounting for the recognition and measurement of a liability for the costs of asset retirement obligations. Under SFAS No. 143, the costs of retiring an asset will be recorded as a liability when the retirement obligation arises, and will be amortized over the life of the asset. The Company is currently evaluating the impact of the new accounting standard but believes the pronouncement will not have a material affect on the Company's consolidated financial statements.

In July 2001, the FASB issued SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets." SFAS No. 144 addresses financial accounting and reporting for the impairment or disposal of long-lived assets and the disposal of discontinued operations. This statement supercedes SFAS No. 121 on the same topic and the accounting and certain reporting provisions of Accounting Principles Board (APB) Opinion No. 30, "Reporting the Results of Operations--Reporting the Effects of Disposal of a Segment of a Business, and Extraordinary, Unusual and Infrequently Occurring Events and Transactions", for the disposal of a segment of a business (as defined in that Opinion). This statement also amends Accounting Research Bulletin No. 51, "Consolidated Financial Statements", to eliminate the exception to consolidation for a subsidiary for which control is likely to be temporary. SFAS No. 144 is effective for fiscal periods beginning after December 15, 2001. The Company will implement the pronouncement beginning in the first quarter of fiscal year 2003. The Company is currently evaluating the impact of the new accounting standards on existing long-lived assets.

6.       Subsequent Event

In April 2002, the Company sold the last two remaining Divestiture Stores of the six held and operated by the Company that were part of the original 32 stores divested by Albertson's in connection with its merger with American Stores. The sale is expected to result in a gain of approximately $1,800,000.

Forward-Looking Information

This document and the documents of Unified incorporated by reference may contain "forward-looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995. These statements relate to expectations concerning matters that (a) are not historical facts, (b) predict or forecast future events or results, (c) embody assumptions which may prove to have been inaccurate, including Unified's assessment of the probability and materiality of losses associated with litigation and other contingent liabilities; and Unified's expectations regarding the adequacy of capital and liquidity. Also, when we use words such as "believes," "expects," "anticipates" or similar expressions, we are making forward-looking statements. Although Unified believes that the expectations reflected in such forward- looking statements are reasonable, we cannot give you any assurance that such expectations will prove correct. Important factors that could cause actual results to differ materially from such expectations include the adverse effects of the changing industry environment and increased competition; sales decline and loss of customers; exposure to the uncertainties of litigation and other contingent liabilities; the failure of Unified to take steps to stem losses in its retail operations; the inability of the Company to establish and perform plans to improve its operating performance and equity base in order to meet financial covenants applicable to future periods; and the increased credit risk to Unified caused by the ability of former United members to establish their required minimum deposits over time through use of patronage dividends to purchase Class B Shares if such members default on their obligations to Unified prior to their deposit requirements being met and the existing deposit proves inadequate to cover such members' obligation. All forward-looking statements attributable to Unified are expressly qualified in their entirety by the factors which may cause actual results to differ materially.

Item 2.  Management's Discussion and Analysis of Financial Condition and Results
--------------------------------------------------------------------------------
         of Operations
         -------------

Liquidity and Capital Resources

Cash Flow

Unified relies primarily upon cash flow from operations, patron deposits and member shareholdings to fund the Company's operations. In the event that these sources of cash are not adequate to meet the Company's requirements, additional sources of cash will be obtained from the Company's available credit facilities. The

Company believes that both cash flow from its operations and available credit lines will be sufficient to meet operating needs and capital spending requirements for the fiscal 2002 period. For the twenty-six week period ending March 30, 2002, net cash decreased by $7.2 million. At March 30, 2002, working capital was $141.9 million compared to $139.7 million at September 29, 2001, and the Company's current ratio was 1.5 to 1 at March 30, 2002 compared to 1.4 to 1 at September 29, 2001.

Operating Activities: Net cash provided by operating activities totaled $5.4 million for the first twenty-six weeks of fiscal 2002 (the "2002 period"), as compared to net cash utilized by operating activities of $18.0 million for the first twenty-six weeks of fiscal 2001 (the "2001 period"). The improvement in net cash provided by operating activities for the 2002 period, as compared to the 2001 period, is due to a decrease in overall inventory levels of approximately $20.1 million resulting from management actions to implement an inventory reduction program and increases in payroll benefit liabilities of approximately $2.1 million. These factors were partially offset by a decrease in accounts payable of approximately $43.2 million and a net operating loss of $2.8 million.

Investing Activities: Net cash utilized by investing activities was approximately $21.9 million for the 2002 period compared to $26.8 million for the 2001 period. Capital expenditures totaled $6.4 million in the 2002 period compared to $10.1 million in the 2001 period. The fiscal 2002 expenditures were primarily attributable to leasehold improvements and equipment associated with the remodeling of stores in the Company's SavMax operation, purchases of computer software and hardware, and warehousing and equipment. In addition, the significant increase in other assets was due to software development costs totaling approximately $4.0 million that were capitalized for the twenty-six week period ended March 30, 2002. Significant projects currently in development include a common sales and ordering system for the Pacific Northwest and Southern California regions; implementation of a meat sales and inventory tracking system; and a project to digitally store accounts payable records. The Company paid a member approximately $2.0 million for entering into a ten-year supply agreement and a right of first refusal agreement relating to certain of the member's assets and stock. The remaining investing activities result from the investment securities transactions of the Company's insurance subsidiaries. This activity consists of investment purchases to replace maturing investments in the portfolio.

Financing Activities: Net cash provided by financing activities was approximately $9.3 million for the 2002 period compared to $46.9 million for the 2001 period. Cash provided resulted primarily from incremental borrowings against the Company's revolving credit line of approximately $17.2 million in the 2002 period compared to $53.9 million for the 2001 period and increases in member required deposits of $2.7 million. This was offset by reductions in short term notes payable of $4.3 million due to scheduled payments of the Company's current portion of long term debt, withdrawals by patrons of excess cash of $3.6 million, redemption of patronage dividend certificates of $2.3 million and payment of deferred financing fees of $0.4 million in connection with the amendment of the Company's debt agreements as discussed below.

Outstanding Debt and Other Financing Arrangements

The Company issued Patronage Certificates in fiscal years 1993, 1994 and 1995. The outstanding Patronage Certificates have a seven-year term and bear interest payable on December 15 of each year. In the 2002 period, the Company redeemed the Patronage Certificates issued in 1994 for approximately $2.3 million and in the 2001 period, the Company redeemed the Patronage Certificates issued in 1993 for approximately $1.9 million. The Patronage Certificates issued in 1995 are due December 15, 2002.

Unified has a $200 million secured revolving credit facility with a group of banks. The revolving credit agreement is secured, expires October 1, 2004 and bears interest at either an adjusted LIBOR rate plus a margin ranging from 2.00% to 3.00% depending on Unified's leverage ratio or 0.75% plus the higher of the bank base rate or 0.50% above the bank's federal funds borrowing rate. The revolving credit facility permits advances of up to 85% of eligible accounts receivable and 65% of eligible inventories. The Company had approximately $164.3 million outstanding in revolver debt as of March 30, 2002.

At March 30, 2002, Unified had $71.6 million and $40.0 million outstanding in senior secured notes to certain insurance companies and pension funds under a note purchase agreement dated September 29, 1999 (as amended, the "Senior Note Agreement").

In fiscal year 2002, Unified amended the Senior Note Agreement and the revolving credit facility. For the Senior Note Agreement, the amendment modified two financial covenants (consolidated tangible net worth and fixed charge coverage). The amendment assumes that improvements will be made in future performance with respect to both ratios starting in fiscal 2003. In addition, interest rates on both senior secured notes were increased by 0.25% until such time consolidated tangible net worth increases to $80.0 million after excluding future consolidated net income generated after September 29, 2001. The amendment relating to the revolving credit facility changed the requirements of certain financial covenants at September 29, 2001 and through fiscal year 2002, with respect to minimum tangible net worth, the fixed charge coverage ratio and the ratio of funded debt to earnings before interest, taxes, depreciation and amortization, and patronage dividends ("EBITDAP"). The amendment also increased borrowing costs to either: (i) LIBOR plus an increased applicable margin (the increase is reflected above) based on Unified's leverage ratio or (ii) 0.75% plus the higher of the lender's base rate or 0.50% above the lender's borrowing rate. At its December 2001 meeting, the Board of Directors adopted a plan for Equity Enhancement - Fiscal Year 2002 and, as required by the amendment, provided the adopted plan to the lenders.

The credit agreements contain customary representations, warranties, covenants and default provisions for these types of financing. Obligations under the credit agreements are senior to the rights of members with respect to deposits, patronage dividend certificates and subordinated notes. Both the Senior Note Agreement and the revolving credit facility limit the incurrence of additional funded debt and the incurrence of liens except permitted liens. Additional funded debt is also limited when an event of default has occurred and is continuing. Examples of default conditions include the failure to pay an installment of principal or interest under the agreements, the making of false representations and warranties, and non-compliance with one or more financial covenants (minimum tangible net worth, fixed charge coverage ratio and funded debt to EBITDAP). The Senior Note Agreement and the revolving credit facility limit distributions to shareholders (including repurchase of shares) to permitted distributions which include patronage dividends and repurchases of the Company's Class A Shares and Class B Shares as required by its bylaws, and prohibit all distributions when an event of default has occurred and is continuing. In the event the Company is not in compliance with the financial covenants of the Senior Note or revolving credit facility, the continued availability of loan funds or the terms upon which such loans would be available could be adversely impacted, and the impact could be material.

In December 2000, the Company purchased 80,000 shares of preferred stock of C&K Market, Inc. ("C&K") for $8.0 million. Douglas H. Nidiffer, a director of the Company, is a shareholder, director and officer of C&K. In connection with the stock purchase transaction, C&K executed a ten-year supply agreement and the shareholders of C&K granted to the Company a put with respect to the preferred stock, exercisable upon occurrence of designated events including the nonpayment of permitted dividends or mandatory redemption payments. The supply agreement serves as a form of collateral for the Company until C&K redeems their preferred stock in full. As a result, no value was ascribed to the supply agreement. The preferred stock bears a 9.5% cumulative dividend rate, with cash payment of dividends deferred until November 15, 2002, and then payable only if permitted by applicable loan agreements. The preferred stock is convertible into 15% of the common stock of C&K under certain circumstances.

Patronage Dividends

Historically, Unified has distributed at least 20% of the patronage dividends in cash and distributed Class B Shares as a portion of the patronage dividends distributed to its member-patrons. Dairy patronage dividends were paid in cash in the periods presented. The Board of Directors has adopted an equity enhancement plan for fiscal year 2002. As part of that plan, the patronage dividend payment policy was modified as follows: net earnings from business transacted on a patronage basis in the Cooperative Division with member and associate patrons shall be distributed on a patronage basis by written notices of allocation as defined in Section 1388 of the Internal Revenue Code in the form of:

..        Shares of Class B Common Stock to the extent there exists any deficiency of a member-patron in meeting the requirements for holding Class B Shares specified in the Bylaws of the Company;

..        Subordinated Patronage Dividend Certificates ("Certificates") to the
         extent of the balance of such patronage dividends for member patrons, such Certificates to have a minimum term of five years, an interest rate equal to an appropriate benchmark interest rate as such rate exists on the issuance date of the Certificates, such rate to be adjusted annually thereafter to be equal to the same benchmark interest rate on each anniversary of the date of issuance of the Certificates, with such other terms and conditions as shall be recommended by management and approved by the Board of Directors, which terms may include provision for conversion of Certificates into Class B Shares for member patrons on a basis to be determined.

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

Tax Matters

Income taxes are provided using the liability method prescribed by SFAS 109, "Accounting for Income Taxes". At September 29, 2001, the Company had net deferred tax assets totaling $22.0 million, of which $12.6 million related to net operating loss carryforwards that expire in various years through 2020. The Company has established a valuation allowance of $9.1 million to reduce the net deferred tax assets to their estimated net realizable value as the Company may not realize the entire net operating loss carryforwards before their expiration. The valuation allowance is primarily related to retail store losses which include the Divestiture Stores. The remaining balance of the net deferred tax asset is expected to be realized through future operating results, reversal of taxable temporary differences, and tax planning strategies. For the 2002 period, the Company reported a net loss of $2.8 million. However, a tax benefit was not recorded because the realization requirement per SFAS 109 of "more likely than not" was not met during the quarter.

The Internal Revenue Service (the "IRS") is currently examining the Company's consolidated federal income tax returns for the fiscal year ended August 29, 1998, the transition period between August 29, 1999 through October 2, 1999 and fiscal year ended September 30, 2000. The IRS has proposed no adjustments to date and the Company is not aware of any issues that may result in a material misstatement.

Results of Operations

The following table sets forth selected financial data of the Company expressed as a percentage of net sales for the periods indicated below:

                                                                 For the Thirteen                For the Twenty Six
                                                                      Weeks                            Weeks
                                                                      Ended                            Ended
                                                            ---------------------------     -----------------------------
                                                               March 31,     March 30,         March 31,  March 30, 2002
                                                                    2001          2002              2001
                                                            ------------- -------------     ------------- ---------------
Net sales                                                         100.0%        100.0%            100.0%          100.0%
Cost of sales                                                      89.1          89.1              89.0            89.1
Distribution, selling and administrative                            9.7           9.7               9.6             9.8
Operating income                                                    1.2           1.2               1.4             1.1
Interest expense                                                    1.0           0.9               1.1             0.9
Earnings before estimated patronage dividends, income
    taxes and cumulative effect of change in accounting
    principle                                                       0.2           0.3               0.3             0.2
Estimated patronage dividends                                      (0.4)         (0.4)             (0.5)           (0.4)
Loss before income taxes and cumulative effect of a
    change in accounting principle                                 (0.2)         (0.1)             (0.2)           (0.2)
Income taxes                                                        ---           ---               ---             ---
Loss before cumulative effect of change in accounting
    principle                                                      (0.2)         (0.1)             (0.2)           (0.2)
Cumulative effect of a change in accounting principle               ---           ---               ---             ---
Net loss                                                           (0.2)         (0.1)             (0.2)           (0.2)

Thirteen Week Period

Net sales. Net sales for the 2002 and 2001 periods were $712.7 million and $705.4 million, respectively. Sales for the 2002 period increased $7.3 million over the 2001 period. The overall increase in sales is primarily related to the following:

..        Wholesale Distribution Segment: Wholesale Distribution Segment sales increased $9.5 million in the 2002 period compared to the 2001 period. The contributors to this increase were the addition of $3.1 million of new member business which added 29 new store locations to the southern California region and $11.2 million of new business resulting from a supply agreement, effective September 2001, to provide general merchandise products to a wholesaler in the Pacific Northwest. The Company's specialty food products subsidiary and international division also grew by approximately $2.6 million in the 2002 period due to new business activity with a national chain. These improvements were offset by lower sales volume of $4.2 million in the Pacific Northwest region because of competitive pressures and the weak economic conditions in the area, despite adding 7 new member stores. In addition, the Company has either closed or sold 5 company-owned stores resulting in reduced distribution volume of approximately $3.2 million.

..        Retail Segment: The Company's retail sales decreased $2.2 million in the 2002 period compared to the 2001 period. The Company has either closed or sold 5 stores in the 2002 period. As a result of these closures or sales, the retail sales volume decreased by approximately $4.0 million. The Company is currently operating eight SavMax banner stores, two Apple Market banner stores in the northern California region, and two Thriftway banner stores in the Pacific Northwest region. As a result of competitive pressures, same store sales for the Company's retail locations were lower by approximately $2.2 million compared to the 2001 period. Offsetting the sale or closure of Company owned stores and lower same store growth, the addition of two Apple Market stores acquired in June 2001 contributed approximately $4 million.

..        All Other: Net Sales for the Company's other wholly owned subsidiaries for the 2002 period decreased over the 2001 period by approximately $1.3 million. The decline in sales is attributable to lower insurance premiums earned by the Company's insurance subsidiaries and lower financing revenues from the Company's finance subsidiary.

Cost of sales. Cost of sales was $634.9 million (89.1% of net sales) for the fiscal 2002 period compared to $628.2 million (89.1% of net sales) in the 2001 period and is attributable to the increase in sales volume.

Distribution, selling and administrative. Distribution, selling and administrative expenses were $69.5 million (9.7% of net sales) in the 2002 period, as compared to $68.5 million (9.7% of net sales) in the 2001 period. The $1.0 million increase in expenses is due to several factors.

..    Wholesale Distribution Segment: Certain distribution costs are variable and will fluctuate with volume changes. The increased volume in the wholesale distribution segment accounts for an increase in variable expense of $0.5 million. Additionally, the Company's pension expense for the 2002 period is $0.4 higher due to additional funding requirements associated with a decline in the value of pension plan assets attributable to a decline in the equity markets in 2001. Offsetting these cost increases, the Company realized a decrease in expenses of $0.9 million due mainly to a personnel reduction initiative and other efficiency improvement initiatives.

..    Retail Segment: Total retail distribution, selling and administrative expense for the 2002 period was $1.1 million higher than the comparable 2001 period. The higher expenses are due to costs associated with re-merchandising activity at SavMax, and higher utility and wage related costs.

..    All Other: Distribution, selling and administrative expenses for the
     Company's other wholly owned subsidiaries for the 2002 period were comparable to the 2001 period.

Interest. Interest expense was $6.4 million (0.9% of net sales) in the 2002 period as compared to $7.4 million (1.0% of net sales) in the 2001 period. The Company's effective borrowing rates for the 2002 and 2001 periods were 6.1% and 8.1%, respectively. The decrease in interest expense is due to the lower effective borrowing rates and lower overall borrowing levels as a result of reduced levels of inventory and receivables.

Estimated patronage dividends. Estimated patronage dividends for the fiscal 2002 and 2001 periods were $2.8 million and $2.9 million, respectively. Estimated patronage earnings for fiscal 2002 are comprised of the interim patronage earnings from the Company's three patronage pools: the Cooperative Division and the Southern California and Pacific Northwest Dairy Divisions. For the 2002 period, the Company had interim patronage earnings of $0.1 million in the Cooperative Division, $2.6 million in the Southern California Dairy Division and $74,000 in the Pacific Northwest Dairy Division. In the 2001 period, the Company had patronage earnings of $0.3 million in the Cooperative Division and $2.6 million in the Southern California Dairy Division.

Net loss. The net loss for the 2002 period was $0.8 million compared to a net loss of $1.6 million for the 2001 period. Net profits or losses generated by the Company's subsidiaries and non-patronage activities are not included in patronage earnings distributions of the Cooperative Division.

..    Wholesale Distribution Segment: The specialty food products, international, and certain other non-patronage distribution activities within the wholesale distribution segment contributed profits for the 2002 period of $0.2 million compared to $37,000 loss for the 2001 period.

..    Retail Segment: Retail losses for the 2002 and 2001 period were $1.3 million and $2.6 million, respectively. The reduction in retail losses for the 2002 period is due to the closure of the five retail locations and the improvements at the ongoing SavMax stores due to the re-merchandising and remodel activity implemented during the first quarter of the 2002 period.

..    All Other: The Company's other subsidiary activities had earnings of $0.3 million for the 2002 period compared to earnings of $1.0 million for the 2001 period.


Twenty-Six Week Period

Net sales. Net sales for the 2002 period of $1.5 billion improved compared to the 2001 period by approximately $9.2 million. The overall increase in sales is attributable to the following:

..    Wholesale Distribution Segment: Cooperative Division sales increased over the 2001 period by approximately $13.6 million. Factors contributing to this increase include $22.9 million of new business resulting from a supply agreement to provide general merchandise products to a wholesaler in the Pacific Northwest, increases in distribution volume in California of approximately $7 million and improvements in sales in the Company's specialty food products subsidiary and international division of approximately $2.8 million due to new business with a national chain. These improvements were partially offset by a decline in general merchandise sales volume of $7.0 million due to the loss of a large non-member customer and lower sales volume of $7.6 million in the Pacific Northwest because of competitive pressures and the weak economic conditions in the area, despite adding 7 new member stores. In addition, the Company has either closed or sold 5 company-owned stores, resulting in reduced distribution volume of approximately $4.5 million.

..    Retail Segment: Sales in the 2002 period for the Company-owned retail locations decreased by $6.1 million compared to the 2001 period. The decrease in sales is attributable mainly to the closure of five stores and an overall volume decline in the remaining store locations.

..    All Other: Net Sales for the Company's other wholly owned subsidiaries for the 2002 period decreased over the 2001 period by approximately $1.2 million. The decline in sales is attributable to lower insurance premiums earned by the Company's insurance subsidiaries and lower financing revenues from the Company's finance subsidiary.

Cost of sales. Cost of sales was $1.3 billion (89.1% of net sales) for the fiscal 2002 period compared to $1.3 billion (89.0% of net sales) in the 2001 period. Cost of sales as a percentage of net sales was comparable to the 2001 period.

Distribution, selling and administrative. Distribution, selling and administrative expenses were $143.0 million (9.8% of net sales) in the 2002 period, as compared to $138.6 million (9.6% of net sales) in the 2001 period. The $4.4 million increase in expenses is due to several factors.

..    Wholesale Distribution Segment: Variable distribution costs increased as a result of increased distribution volume by approximately $0.7 million. In addition, the Company implemented a work force reduction in December 2001 as part of a comprehensive expense reduction program. As a result, severance cost of $0.6 million was recorded in the first quarter of the 2002 period offset by salary savings of $0.7 million in the second quarter of the 2002 period. The Company also experienced an increase in pension expense of $0.8 million and other operational expenses of $0.6 million.

..    Retail Segment: Total retail expenses increased $2.4 million in the 2002 period compared to the 2001 period. Of the $2.4 million, $1.4 million is attributable to the SavMax banner stores and was used to re-merchandise and reset store shelves. In addition, higher operating costs such as utilities, advertising and labor contributed to approximately $1.0 million additional expense compared to the 2001 period.

..    All Other: Distribution, selling and administrative expenses for the
     Company's other wholly owned subsidiaries for the 2002 period were comparable to the 2001 period.

Interest. Interest expense was $12.5 million (0.9% of net sales) in the 2002 period as compared to $14.8 million (1.1% of net sales) in the 2001 period. The Company's effective borrowing rates for the 2002 and 2001 periods were 6.1% and 8.31%, respectively. The decrease in interest expense is due to the lower effective borrowing rates and lower overall borrowing levels.

Estimated patronage dividends. Estimated patronage dividends for the fiscal 2002 and 2001 periods were $5.6 million and $7.6 million, respectively. Estimated patronage earnings for fiscal 2002 are comprised of the interim patronage earnings from the Company's three patronage pools: the Cooperative Division and the Southern California and Pacific Northwest Dairy Divisions. For the 2002 period, the Company had interim patronage earnings of $198,000 in the Cooperative Division, $5.3 million in the Southern California Dairy Division and $145,000 in the Pacific Northwest Dairy Division. In the 2001 period, the Company had patronage earnings of $2.3 million in the Cooperative Division and $5.3 million in the Southern California Dairy Division.

Net loss. The net loss for the 2002 period was $2.8 million compared to a net loss of $2.6 million for the 2001 period. Net profits or losses generated by the Company's subsidiaries and non-patronage activities are not included in patronage earnings of the Cooperative.

..    Wholesale Distribution Segment: The specialty food products, international, and certain other non-patronage distribution activities within the wholesale distribution segment contributed profits for the 2002 period of $1.2 million compared to $0.5 million for the 2001 period. The improvement is attributed to transitioning the source of certain specialty volume from southern to northern California in the second quarter of the 2001 period and additional sales volume relating to the Company's non-patronage activities.

..    Retail Segment: Retail losses for the 2002 and 2001 period were $4.9 million and $4.2 million, respectively. Operating losses and shutdown costs from the closed stores contributed to the losses in both years. Losses in the 2002 period were higher than the 2001 period due to weakening sales and the higher costs associated with the re-merchandising and remodeling activities. Continued operating losses from the Company's retail segment, if not offset by positive earnings from the Company's other non-patronage activities, could affect the Company's ability to comply with current financial covenant requirements, as well as the potential impairment of related intangible assets.

..    All Other: The Company's other subsidiary activities had earnings of $0.8 million for the 2002 period as compared to earnings of $1.1 million for the 2001 period.

Additional Discussion and Analysis

The Company's management deals with many risks and uncertainties in the course of performing their responsibilities. The Additional Discussion and Analysis section provides additional information on such issues.

The Company's operating results are highly dependent upon maintaining and growing its distribution volume to members. The Company's top ten customers constitute approximately 30% of total sales. A significant loss in customers or volume could adversely affect the Company's operating results. The Merger with United, as described in the Company's Form 10-K Annual Report, created goodwill approximating $29.4 million, net of amortization at March 30, 2002. To date, the sales activity and customer base of the combined entity remain strong. However, a significant loss in volume from former customers of United could potentially impair the carrying amount of goodwill necessitating a write down in this asset.

Like the wholesale distribution, the Company's retail business is highly dependent upon increasing sales to its customer base. However, deteriorating sales and continued operating losses from the Company's retail segment could adversely affect the valuation of the business units and potentially impair the carrying amount of the goodwill related to the Company's acquisition of SavMax Foods, Inc. (SavMax). Goodwill associated with the acquisition of SavMax was approximately $21.5 million at March 30, 2002.

The Company is subject to certain economic factors that are beyond the control of the Company, including inflation and deflation. The degree to which the acquisition cost of products purchased by the Company for resale to customers is stable and/or deflating could have an adverse effect on the Company's business and results of operations. The Company's pricing programs typically assess a percentage fee above the Company's cost of the product. During periods of little or no inflation in the cost of goods procured for resale, the Company's ability to maintain the dollar profit margin needed to offset increases in costs is reduced. The Company operates in a highly competitive market place and passing on cost increases to customers is difficult. The Company has recently experienced higher operating expenses, including but not limited to energy, fuel and employee wages and benefits. The Company's facilities are principally in California and the Pacific Northwest, regions that have experienced significantly increased utility costs. In response to the increase in operating costs, the Company has implemented a comprehensive expense reduction initiative. As part of this initiative the Company eliminated approximately 200 budgeted positions impacting nearly all divisions, departments and facilities in the first quarter of fiscal year 2002. The Company expects that the position elimination will result in a reduction of personnel costs of approximately $6.2 million on an annualized basis. The Company also implemented an additional charge to its customers to offset the increased cost of energy incurred by the Company.

Changes in economic conditions could also adversely affect the customer's ability to meet certain obligations to the Company or leave the Company exposed for obligations the Company has guaranteed. Loans to members, trade receivables and lease guarantees could be at risk in a sustained recessionary environment. In response to this potential risk, the Company establishes reserves for notes receivable, trade receivables, and lease guarantees, net of sub-lease offsets, for which the Company may be at risk for default. In such a situation, the Company would be required to foreclose on assets provided as collateral or assume payments for leased locations for which the Company has guaranteed payment. Although the Company believes its reserves to be adequate, the Company's operating results could be adversely affected in the event that actual losses exceed available reserves.

During the normal course of business, the Company may be involved in litigation. In the event that management determines that the probability of an adverse judgement in pending litigation is likely and that the exposure can be reasonably estimated, appropriate reserves are recorded. Although the Company believes its reserves to be adequate, the final outcome of any litigation could adversely affect operating results, if the actual liability exceeds recorded reserves and insurance coverage.

The Company owns and operates facilities for the manufacture, warehousing and distribution of products to its members. The facilities and operations are subject to various laws and regulations concerning the protection of the environment and employee health. Although the Company believes that established reserves are sufficient to satisfy the anticipated costs of remediation, operating results could be adversely affected if the actual costs of remediation exceed available reserves.

An inherent risk of the food distribution industry is the risk of exposure to product liability claims in the event people who purchase products from the Company become ill or incur some other form of injury. In response to this potential risk, the Company purchases liability insurance to protect against product liability claims that may occur. The Company believes that its current liability insurance provides adequate coverage.

The Company's insurance subsidiaries are regulated by the State of California and subject to the rules and regulations promulgated by the appropriate regulatory agencies. Reserves are established to fund payments under policies issued to policy holders. The adequacy of the reserves are reviewed annually by actuarial evaluation conducted by a third party actuary. The amount of required reserves is affected by various assumptions and actuarial calculations including but not limited to health care cost trends, mortality rates, demographics, federal and state law, as well as insurance claim trends. As a result, the amount of reserves required to settle future claims may vary from year to year. Although the Company believes its reserves to be adequate, significant and adverse changes in the experience of claims settlement could negatively impact operating results if the Company's claim cost experiences exceed the actuarial calculations.

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

Critical Accounting Policies

The Securities and Exchange Commission ("SEC") recently issued disclosure guidance or "critical accounting policies." The SEC defines "critical accounting policies" as those that require application of management's most difficult, subjective or complex judgments, often as a result of the need to make estimates about the affect of matters that are inherently uncertain and may change in subsequent periods. We believe that our critical accounting policies and important accounting pratices are outlined and described below. For a detailed discussion on the application of these and other policies, see Note 1 in the Notes to Consolidated Financial Statements in the Company's Form 10-K.

Insurance Reserves: The Company's insurance subsidiaries require management to make estimates of claims anticipated to be exercised in the future by policy holders and to establish appropriate reserves for those claims. Insurance reserves are recorded based on a range provided by third party actuaries who perform detailed analysis of health care cost trends, mortality rates, claims history, demographics, industry trends and federal and state law. As a result, the amount of reserve and related expense is significantly affected by the outcome of these studies. Insurance reserves maintained by the Company's insurance subsidiaries were approximately $44.8 million as of March 30, 2002.

Allowance for Uncollectible Accounts and Notes Receivable: The preparation of the Company's financial statements requires management to make estimates of the collectability of its accounts and notes receivable. Management specifically analyzes accounts receivable and historical bad debts, customer credit-worthiness, current economic trends and changes in customer payment patterns when evaluating the adequacy of the allowance for doubtful accounts. In determining the appropriate level of reserves to be established, the Company utilizes several techniques including specific account identification, percentage of aged receivables and historical cash collection trends. In addition, when establishing reserves, the Company takes into consideration collateral such as redemption notes, Class B Shares, cash deposits and personal guarantees. A bankruptcy or financial loss associated with a major customer could have a material adverse effect on the Company's sales and operating results. The Company's allowance for doubtful accounts amounted to approximately $13.3 million as of March 30, 2002.

Lease Loss Reserves: The Company must estimate and record appropriate reserves for leased property for which the Company provides lease guarantees and sub-leases to its member patrons. Variables affecting the level of reserves recorded include the remaining lease term, vacancy rates of leased property, state of the economy, property taxes, common area maintenance costs and estimated timeframes to sub-let property. In estimating the appropriate level of reserves to record, the Company estimates the amount of losses to be incurred over the remaining term of the lease and discounts these amounts to their net present value and the reserves are adjusted accordingly. The Company's lease loss reserves amounted to approximately $14.1 million as of March 30, 2002.

Intangibles and Long Lived Assets: The Company assesses, as required by paragraphs 4 and 5 of SFAS No. 121, "Accounting for the Impairment of Long Lived Assets", the recoverability of the carrying amount of its long lived and certain identifiable intangible assets at least annually or when events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. If circumstances indicate that the carrying amount of an asset that the Company expects to hold and use may not be recoverable, the Company will estimate the future cash flows (undiscounted and without interest charges) expected to result from the use of the asset and its eventual disposition. If the sum of the expected future cash flows is less than the carrying amount of the asset, the Company then would recognize an impairment loss in accordance with SFAS No. 121.

Tax Valuation Allowances: The Company accounts for income taxes in accordance with SFAS No. 109, "Accounting for Income Taxes", which requires that deferred tax assets and liabilities be recognized using enacted tax rates for the effect of temporary differences between the book and tax bases of recorded assets and liabilities. SFAS No. 109 also requires that deferred tax assets be reduced by a valuation allowance if it is more likely than not that some portion or all of the deferred tax asset will not be realized. As of March 30, 2002, the Company has approximately $22.0 million in deferred tax assets, of which $12.6 million relates to net operating loss carryforwards that expire in various years through 2020 and a valuation allowance of approximately $9.1 million.

Benefit Plans: Assumptions used in determining projected benefit obligations and the fair value of plan assets for the Company's pension plans and postretirement benefit plans other than pension plans are regularly evaluated by management in consultation with outside actuaries who are relied upon as experts. In the event that the Company determines that changes are warranted in the assumptions used, such as the discount rate, expected long term rate of return on plan assets, or health care cost, future pension and postretirement benefit expenses could increase or decrease.

Item 3. Quantitative and Qualitative Disclosures About Market Risk.
------------------------------------------------------------------

Unified has only limited involvement with derivative financial instruments. They are used to manage well defined interest rate risks. Unified entered into a five-year interest rate collar agreement in February 1999 in relation to certain borrowings on its variable rate revolving credit. The collar agreement was put in place without incurring a fee with respect to the collar transaction. The hedge agreement is structured such that Unified pays a variable rate of interest between 6% (cap rate) and 4.94% (floor rate) based on a notional amount of $50.0 million. The weighted average interest rate, prior to lender's margin, on borrowings on the revolving credit was 1.89% at March 30, 2002. Due to changes in interest rates, the fair value of the collar was $(1,299,000) as of March 30, 2002 and $(1,772,000) as of December 29, 2001 compared to $(1,790,000)
as of September 29, 2001. As a result, the Company recorded an unrealized gain of $473,000 and $491,000 for the thirteen and twenty-six week period ended March 30, 2002, respectively.

Unified is subject to interest rate changes on its notes payable under the Company's credit and note agreements which may affect the fair value of the notes payable. Based on the notes payable outstanding at March 30, 2002 and the current market condition, a 100 basis point increase in interest rates would decrease cash flow and earnings by approximately $1.2 million. Conversely, a 100 basis point decrease in interest rates would increase cash flow and earnings by approximately $1.2 million.

With the adoption of SFAS No. 133, the Company's investments in convertible bonds were reclassified from available for sale securities to trading securities. As a result of changing the classification of the convertible bonds, the Company is subject to market risk associated with fluctuations in interest rates and the market value of the embedded conversion feature. For the thirteen and twenty six week period ended March 30, 2002, the Company recorded a net
(loss)/gain, due to the changes in the fair value of the convertible bonds of approximately ($9,000) and $241,000, respectively.

PART II.     OTHER INFORMATION

Item 1.   Legal Proceedings
---------------------------
As reported in the Company's Annual Report on Form 10-K for the fiscal year ended 2001, the Jerome Lemelson Foundation (the "Foundation"), which asserts ownership of certain patents relating to bar code technology, issued a demand that the Company enter into a license agreement with respect to certain patented technology which the Company is claimed to use and which allegedly infringes upon patents issued to Jerome Lemelson, which patents, upon the death of Jerome Lemelsom, were assigned to the Foundation. The Foundation filed an action against the Company and others asserting patent infringement and seeking damages in unspecified amounts. During the 2002 period, the Company and the Foundation reached a settlement of the matter that did not exceed $280,000, the amount which Unified had reserved.

Items 2 and 3.  Changes in Securities and Defaults Upon Senior Securities
-------------------------------------------------------------------------

None

Item 4.   Submission of Matters to a Vote of Security Holders
-------------------------------------------------------------

(a)    Date of Meeting: February 26, 2002 (Annual Meeting)

(b)    Matters Voted Upon:


       Election of Directors

       -------------------------------------------------------------------------
        Class A Directors                  For             Withheld Authority
       -------------------------------------------------------------------------
        Louis A. Amen                       40,189         2,800
       -------------------------------------------------------------------------
        David M. Bennett                    40,289         2,700
       -------------------------------------------------------------------------
        John Berberian                      40,389         2,600
       -------------------------------------------------------------------------
        Edmund Kevin Davis                  40,289         2,700
       -------------------------------------------------------------------------
        James F. Glassel                    40,289         2,700
       -------------------------------------------------------------------------
        Mark Kidd                           40,289         2,700
       -------------------------------------------------------------------------
        Jay McCormack                       40,189         2,800
       -------------------------------------------------------------------------
        Morrie Nortrica                     40,089         2,900
       -------------------------------------------------------------------------
        Peter J. O'Neal                     39,889         3,100
       -------------------------------------------------------------------------
        Michael A. Provenzano, Jr.          40,289         2,700
       -------------------------------------------------------------------------
        Gordon E. Smith                     40,089         2,900
       -------------------------------------------------------------------------
        Robert E. Stiles                    40,489         2,500
       -------------------------------------------------------------------------
        James R. Stump                      40,089         2,900
       -------------------------------------------------------------------------
        Kenneth Ray Tucker                  40,289         2,700
       -------------------------------------------------------------------------
        Richard L. Wright                   40,089         2,900
       -------------------------------------------------------------------------

       -------------------------------------------------------------------------
        Class B Directors
       -------------------------------------------------------------------------
        Darioush Khaledi                   316,110        18,474
       -------------------------------------------------------------------------
        Douglas A. Nidiffer                313,574        21,010
       -------------------------------------------------------------------------
        Mimi R. Song                       313,917        20,667
       -------------------------------------------------------------------------

Item 5.   Other Information
---------------------------

None

Item 6.   Exhibits and Reports on Form 8-K
------------------------------------------

(a)      Exhibits
         4.24.1 Second Amendment to Note Purchase Agreement and Notes dated as of March 27, 2002 by and among the Registrant and the Noteholders listed on the signature pages thereto.

         10.42 Modification Agreement dated as of January 5, 2002 by and between the Registrant and 1999 Lawndale Associates LLC.

         10.43 Deed of Trust, Assignment of Rents and Fixture Filing dated as of January 5, 2002 executed by 1999 Lawndale Associates LLC in favor of Chicago Title Insurance Company for the benefit of the Registrant.

(b)      Reports on Form 8-K

         None

Signatures

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Dated:  May 14, 2002

Unified Western Grocers, Inc.
------------------------------
(Registrant)






_______________________________________________
By
Alfred A. Plamann
President and
Chief Executive Officer

_______________________________________________
By
Richard J. Martin
Executive Vice President,
Finance & Administration
and Chief Financial Officer

_______________________________________________
By
William O. Cote
Vice President, Controller

                                  EXHIBIT INDEX

4.24.1 Second Amendment to Note Purchase Agreement and Notes dated as of March 27, 2002 by and among the Registrant and the Noteholders listed on the signature pages thereto.

10.42 Modification Agreement dated as of January 5, 2002 by and between the Registrant and 1999 Lawndale Associates LLC.

10.43 Deed of Trust, Assignment of Rents and Fixture Filing dated as of January 5, 2002 executed by 1999 Lawndale Associates LLC in favor of Chicago Title Insurance Company for the benefit of the Registrant.