Form 10-Q/A
period 2001-12-29
UNIFIED WESTERN GROCERS INC
filed 2002-05-17
CIK 320431

                       SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C.   20549

                                  Form 10-Q/A
                                Amendment No. 1

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
                                                 ----------------

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements
----------------------------

                 UNIFIED WESTERN GROCERS, INC. AND SUBSIDIARIES
                     CONSOLIDATED CONDENSED BALANCE SHEETS
                             (dollars in thousands)

                                                                                                       (Unaudited)
                                                                               September 29,         December 29,
                                                                                        2001                 2001
                                                                       ------------------------------------------
ASSETS

Current Assets:
  Cash and cash equivalents                                                         $ 14,802             $ 13,927
  Accounts and notes receivable, net of allowances of $9,498
     at September 29, 2001 and $9,083 at December 29, 2001                           193,761              174,741
  Inventories                                                                        224,438              214,524
  Prepaid expenses                                                                     7,533                6,853
  Deferred taxes                                                                      10,043               10,043
                                                                       ------------------------------------------
          Total current assets                                                       450,577              420,088

Properties, net                                                                      122,657              122,317
Investments                                                                           48,983               55,171
Notes receivable, net of allowances of $9,498 at September 29,
  2001 and at December 29, 2001                                                       33,093               34,127
Goodwill, net                                                                         56,512               56,116
Other assets, net                                                                     56,345               61,358
                                                                       ------------------------------------------
  TOTAL ASSETS                                                                      $768,167             $749,177
                                                                       ==========================================

LIABILITIES AND SHAREHOLDERS' EQUITY

Current Liabilities:
  Accounts payable                                                                  $184,810             $154,230
  Accrued liabilities                                                                 96,824               90,999
  Current portion of notes payable                                                    10,535               10,762
  Patrons' excess deposits and estimated patronage dividends                          18,708               18,745
                                                                       ------------------------------------------
       Total current liabilities                                                     310,877              274,736

Notes payable, due after one year                                                    288,241              305,809
Long-term liabilities, other                                                          63,944               65,580
Patrons' deposits and certificates:
     Patrons' required deposits                                                       14,804               17,049
     Subordinated patronage dividend certificates                                      1,843                   --
Shareholders' equity:
  Class A Shares: 500,000 shares authorized, 69,125
    outstanding at September 29, 2001 and December 29, 2001,
    respectively.                                                                     11,576               11,576
  Class B Shares: 2,000,000 shares authorized, 447,289 and
    446,081 outstanding at September 29, 2001 and December 29,
    2001, respectively.                                                               79,100               78,800
      Additional paid-in capital                                                      18,095               18,095
      Accumulated deficit                                                            (18,708)             (20,685)
      Accumulated other comprehensive loss                                            (1,605)              (1,783)
                                                                       ------------------------------------------
       Total shareholders' equity                                                     88,458               86,003
                                                                       ------------------------------------------
  TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY                                        $768,167             $749,177
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

                UNIFIED WESTERN GROCERS, INC. AND SUBSIDIARIES
                CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS
                                  (UNAUDITED)
                            (dollars in thousands)

                                                                           THIRTEEN WEEKS ENDED
                                                                 ----------------------------------------
                                                                        December 30,         December 29,
                                                                                2000                 2001
                                                                 ----------------------------------------
Cash flows from operating activities:
Net loss                                                                 $      (908)            $ (1,978)
   Adjustments to reconcile net loss to net
      cash utilized by operating activities:
     Depreciation and amortization                                             6,161                6,382
     Provision for allowance for doubtful accounts                             1,102                  204
     Gain on disposal of properties                                              (81)                 (23)
     Purchases of trading securities                                          (2,088)              (1,598)
     Proceeds from maturities or sales of trading securities                     750                  474
     (Increase) decrease in assets:
        Accounts and notes receivable, net                                    15,624               18,816
        Inventories                                                            7,125                9,914
        Prepaid expenses                                                         168                  680
        Pension plan assets                                                     (187)                 (50)
     Increase (decrease) in liabilities:
        Accounts payable                                                     (29,412)             (30,580)
        Accrued liabilities                                                     (852)              (5,825)
        Long-term liabilities, other                                            (287)               1,636
                                                                 ----------------------------------------
Net cash utilized by operating activities                                     (2,885)              (1,948)
                                                                 ----------------------------------------
Cash flows from investing activities:
   Purchase of properties                                                     (6,109)              (4,207)
   Purchase of securities and other investments                              (18,040)              (6,532)
   Proceeds from maturities or sales of securities and
    other investments                                                          9,285                1,290
   Increase in notes receivable                                               (3,947)              (1,034)
   Proceeds from sales of properties                                             990                  339
   Increase in other assets                                                   (2,127)              (6,259)
                                                                 ----------------------------------------
Net cash utilized by investing activities                                    (19,948)             (16,403)
                                                                 ----------------------------------------
Cash flows from financing activities:
   Additions to long-term notes payable                                       28,500               21,386
   Reduction of long-term notes payable                                           --               (1,787)
   Additions to short-term notes payable                                       2,825
   Payment of deferred financing fees                                             --                 (459)
   Patrons excess deposits and declared patronage dividends                      138                  456
   Reduction of short-term notes payable                                      (4,193)              (2,103)
   Redemption of patronage dividend certificates                              (1,862)              (2,262)
   (Decrease) increase in members' required deposits                          (1,499)               2,245
   Issuance of shares to members                                                 341                   --
                                                                 ----------------------------------------
Net cash provided by financing activities                                     24,250               17,476
                                                                 ----------------------------------------
Net increase (decrease) in cash and cash equivalents                           1,417                 (875)
Cash and cash equivalents at beginning of year                                10,355               14,802
                                                                 ----------------------------------------
Cash and cash equivalents at end of period                               $    11,772             $ 13,927
                                                                 ========================================
Supplemental disclosure of cash flow information:
Cash paid during the period for:
   Interest                                                              $     7,555             $  6,364
   Income taxes                                                          $        64                   --
Supplemental disclosure of non-cash item:
  Issuance of subordinated redemption notes to repurchase Class
   B Shares from members                                                 $       586                  299

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

The accompanying consolidated condensed financial statements reflect all adjustments which are, in the opinion of management, both of a normal recurring nature and necessary for a fair statement of the results of the interim periods presented. The preparation of the consolidated financial statements in conformity with accounting principles generally accepted in the United States of America requires us to make estimates and assumptions that affect the reported amounts of asset and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenue and expenses during the reporting period. As a result, actual results could differ from those estimates.


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

     Information about the Company's operations by segment is as follows (in thousands):

                                                                               THIRTEEN WEEKS ENDED
                                                                         December 30,         December 29,
                                                                                 2000                 2001
                                                              --------------------------------------------
Net sales
  Wholesale distribution                                                  $   717,920          $   721,989
  Retail                                                                       40,973               37,048
  All other                                                                    10,610               10,716
  Intersegment elimination                                                    (28,931)             (27,208)
                                                              --------------------------------------------
Total net sales                                                           $   740,572          $   742,545
                                                              --------------------------------------------
Operating income (loss)
  Wholesale distribution                                                  $    12,340          $    10,097
  Retail                                                                       (1,361)              (3,799)
  All other                                                                       195                  656
                                                              --------------------------------------------
Total operating income                                                         11,174                6,954
Interest expense                                                               (7,473)              (6,065)
Estimated patronage dividends                                                  (4,640)              (2,867)
                                                              --------------------------------------------
Loss before income taxes and change
 in accounting principle                                                  $      (939)         $    (1,978)
                                                              --------------------------------------------

Depreciation and amortization
  Wholesale distribution                                                  $     5,657          $     5,708
  Retail                                                                          386                  555
  All other                                                                       118                  119
                                                              --------------------------------------------
Total depreciation and amortization                                       $     6,161          $     6,382
                                                              --------------------------------------------

Capital expenditures
  Wholesale distribution                                                  $     4,543          $     2,460
  Retail                                                                        1,464                1,653
  All other                                                                       102                   94
                                                              --------------------------------------------
Total capital expenditures                                                $     6,109          $     4,207
                                                              --------------------------------------------

Identifiable assets
  Wholesale distribution                                                  $   607,209          $   593,034
  Retail                                                                       60,288               63,763
  All other                                                                    91,909               92,380
                                                              --------------------------------------------
Total identifiable assets                                                 $   759,406          $   749,177
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

In June 2001, the FASB issued SFAS No. 143, "Accounting for Asset Retirement Obligations," on the accounting for obligations associated with the retirement of long-lived assets. The Company is currently evaluating the impact of the new accounting standard but believes the pronouncement will not have a material affect on the Company's consolidated financial statements. SFAS No. 143 is effective for fiscal periods beginning after June 15, 2002.


In July 2001, the FASB issued SFAS No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets. SFAS No. 144 addresses financial accounting and reporting for the impairment or disposal of long-lived assets. This statement supercedes SFAS No. 121 on the same topic and the accounting and certain reporting provisions of Accounting Principles Board (APB) Opinion No. 30, Reporting the Results of Operations--Reporting the Effects of Disposal of a Segment of a Business, and Extraordinary, Unusual and Infrequently Occurring Events and Transactions, for the disposal of a segment of a business (as defined in that Opinion). This Statement also amends Accounting Research Bulletin No. 51, Consolidated Financial Statements, to eliminate the exception to consolidated for a subsidiary for which control is likely to be temporary. SFAS No. 144 is effective for fiscal periods beginning after December 15, 2001. The Company will implement the pronouncement beginning in the first quarter of fiscal year 2003. The Company is currently evaluating the impact of the new accounting standards on existing long-lived assets.

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


Item 2.  Management's Discussion and Analysis of Financial Condition and Results
--------------------------------------------------------------------------------
of Operations
-------------

Liquidity and Capital Resources

     Unified relies primarily upon cash flow from operations, patron deposits and shareholding. In the event that these sources of cash are not sufficient to meet the Company's requirements, additional sources of cash will be obtained from the Company's credit facilities. Net cash utilized by operating activities totaled $1.9 million for the first thirteen weeks of fiscal 2002 (the "2002 period"), as compared to net cash utilized by operating activities of $2.7 million for the first thirteen weeks of fiscal 2001 (the "2001 period"). The decrease in net cash utilization for the 2002 period as compared to the 2001 period is primarily due to a decrease in accounts and notes receivable of $18.8 million resulting from improved collection efforts, as well as a decrease in overall inventory levels of $9.9 million resulting from implementation of an inventory reduction program. This decrease was partially offset by a decrease in accounts payable of $30.6 million and accrued liabilities of $5.8 million. At December 29, 2001, working capital was $145.4 million, as compared to $139.7 million at September 29, 2001, and the Company's current ratio was 1.5 to 1 at December 29, 2001 and 1.4 to 1 at September 29, 2001. The Company believes that cash flow from its operations and available credit lines will be sufficient to meet operating needs and capital spending requirements for the fiscal 2002 period.

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

The credit agreements contain customary representations, warranties, covenants and default provisions for these types of financing. Obligations under the credit agreements are senior to the rights of members with respect to deposits, patronage dividend certificates and subordinated notes. Both the Senior Note Agreement and the revolving credit facility limit the incurrence of additional funded debt and the incurrence of liens except permitted liens. Additional funded debt is also limited when an event of default has occurred and is continuing. Examples of default conditions include the failure to pay an installment principal or interest under the agreement, the making of false representations and warranties, and non-compliance with one or more financial covenants (minimum tangible net worth, fixed charge coverage ratio and funded debt to EBITDAP). The Senior Note Agreement and the revolving credit facility also limit distributions to shareholders (including the repurchase of shares) to permitted distributions which include patronage dividends and repurchases of the Company's Class A Shares and Class B Shares as required by its bylaws, and prohibit all distributions when an event of default has occurred and is continuing. In the event the Company is not in compliance with the financial covenants of the Senior Note or revolving credit facility, the continued availability of loan funds or the terms upon which such loans would be available could be adversely impacted, and the impact could be material.

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

Wholesale Distribution Segment:

..    Wholesale Distribution Segment sales increased $4.0 million in the 2002 period compared to the 2001 period. The primary contributors to this increase were:

..    The Company implemented a new pricing program to re-focus on sales in the
     Hispanic product division. This program drove an increase in sales of $2.2 million over the 2001 period.

..    The Company's Dairy Division sales increased by $1.8 million compared to the same 2001 period. The Dairy Division sales increase was attributable to a combination of an increase in raw milk prices and higher distribution volume, as well as the addition of the Pacific Northwest Dairy Division in the third quarter of fiscal year 2001.

Retail Segment:

..    Sales in the 2002 period for the Company-owned retail locations decreased by $3.9 million compared to the 2001 period. The Company acquired three stores in June 2001 that are now operated under the Apple Markets banner. The three stores generated combined sales of $5.2 million for the 2002 period. This increase in sales was offset by the closure of three stores and an overall volume decline in the remaining store locations. A re-merchandising program was launched at the Company's SavMax stores during the 2002 period.

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

Wholesale Distribution Segment:

..    Certain distribution costs are variable and will fluctuate as volume fluctuates. The increased volume in the wholesale distribution segment accounts for an increase in variable expenses of $210,000.

..    The Company implemented a work force reduction in December 2001 as part of a comprehensive expense reduction program. As a result, severance cost of $550,000 was recorded in the 2002 period. The work force reduction, as well as the elimination of unfilled but budgeted positions, is expected to reduce expenses approximately $4.7 million in fiscal year 2002.

..    Pension expense for the 2002 period is higher than the 2001 period by
     $415,000 because of additional funding requirements associated with a decline in the value of pension plan assets attributable to a decline in the equity markets.

..    The Company recorded $402,000 of additional reserves relating to estimated lease shortfalls on leases guaranteed by the Company.


Retail Segment:

..    Total retail expenses increased $1.8 million in the 2002 period over the
     2001 period. The majority of the increase was in the SavMax stores ($1.4 million). Of these non-capitalizable expenditures, the Company spent $0.9 million to re-merchandise, reset store shelves and re-open at one location. The new format is expected to provide improved retail sales with the addition of several full-service department offerings that were not previously available. The stores operate in a highly competitive market place with very aggressive promotional activity for the consumer. In addition to the above activities, the SavMax stores have experienced higher ongoing operating costs related to utilities, advertising, and labor for the service activities of approximately $0.5 million over the 2001 period. The Company's other retail activities resulted in an increase of operating costs of $1.8 million related to the acquisition of three stores in June 2001 in northern California, with an offset of cost reductions of $1.4 million for the closure of the final two Divestiture stores in the 2002 period.


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

Item 6.  Exhibits and Reports on Form 8-K.
-----------------------------------------

(a) Exhibits

     10.1  Amended and Restated Sheltered Savings Plan (previously filed).
     10.2  Amended and Restated Employee Savings Plan (previously filed).
     10.3 Amended and Restated Retirement Plan for Employees of Unified Western Grocers, Inc (previously filed).

(b)  Reports on Form 8-K
     None

     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this amendment to be signed on its behalf by the undersigned, thereunto duly authorized.

Dated:  May 16, 2002

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