Form 10-K/A
period 2001-12-29
UNIFIED WESTERN GROCERS INC
filed 2002-05-17
CIK 320431

-------------------------------------------------------------------------------

                                             SECURITIES AND EXCHANGE COMMISSION

                                                         Washington, D.C. 20549

-------------------------------------------------------------------------------

                                                    FORM 10-K/A Amendment No. 1

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

The United States Environmental Protection Agency ("EPA") notified Unified in 1993 that, together with others, it was a potentially responsible party ("PRP") for the disposal of hazardous substances at a landfill site located in Monterey Park, California. In 1999, the EPA notified the Company that, together with others, it was a PRP for the disposal of hazardous substances at a landfill site located in Patterson, California. Unified has entered into a consent decree that, subject to final approval of the court with jurisdiction over the matter, will resolve the matter at an amount that will not exceed $250,000, the amount which Unified has reserved.


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


All Other Segment:

  . Net sales for the Company's other wholly owned subsidiaries for the 2001 period was comparable to the 2000 period.


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

.. In the wholesale distribution segment, certain distribution costs are variable and fluctuate with the volume changes noted above. Additionally, the Company was successful in realizing $6.5 million in fixed cost reductions from the Merger through the elimination of duplicate facilities in Northern California and the integration of marketing, administration and information services activities.

.. Total retail expenses declined $5.2 million in the 2001 period due to Divestiture Store closures. Additionally, the Company's other remaining owned-retail stores experienced an increase in costs as a percent of sales due to a weakening in same-store sales as described above.

.. Distribution, selling and administrative expenses for the Company's other wholly owned subsidiaries for the 2001 period was lower than the 2000 period primarily due to the consolidation of the Company's retail equipment sales division (which was previously included in the all other segment) into the wholesale division at the beginning of the 2001 period resulting in a decrease of expenses approximating $2.9 million.


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

TRANSITION PERIOD ENDED OCTOBER 2, 1999

The transition period resulting from the change in the Company's fiscal year-end reflects the operating activities of Unified for the period between August 29, 1999 and October 2, 1999 and the operating activities of United for the three day period between the effective date of the Merger, September 29, 1999 and October 2, 1999. The operating results for the five week transition period reflected a pretax loss of $9.9 million. Transition activities accounted for $8.2 million of the loss. The primary components of the transition activities included: an early retirement plan for employees of Unified totaling $6.3 million (included in other expense), the write-off of United's deferred financing costs of $0.7 million, and integration consulting costs of $0.3 million.

LIQUIDITY AND CAPITAL RESOURCES

Unified relies primarily upon cash flow from operations, patron deposits and shareholdings. In the event that these sources of cash are not sufficient to meet the Company's requirements, additional sources of cash will be obtained from the Company's credit facilities. Net cash provided by operating activities totaled $51.8 million for fiscal year 2000 compared to $6.4 million for fiscal year 2001. Net cash provided by operating activities in the 2001 period decreased compared to the 2000 period primarily due to decreases in accounts payable of approximately $30.0 million and deferred taxes of $2.3 million. The decrease in operating cash was partially offset by improvements in accounts receivable of $2.7 million and inventory of $6.6 million. Working capital was $131.1 million and $139.7 million and the current ratio was 1.4 and 1.5 for the fiscal years ended September 30, 2000 and September 29, 2001, respectively. Working capital varies primarily as a result of seasonal inventory requirements.

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


Unified entered into a five-year interest rate collar agreement during February 1999 in relation to approximately $50 million of borrowings on its variable rate revolving credit. The collar agreement was put in place without incurring a fee. The collar agreement is structured such that Unified pays a variable rate of interest between 6% (cap rate) and 4.94% (floor rate) based on a notional amount of $50 million. The weighted average interest rate, prior to lender's margin, on borrowings on the revolving credit was 6.71% at September 30, 2000 and 3.73% at September 29, 2001.


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

Patrons are generally required to maintain subordinated deposits with Unified and member-patrons are required to purchase Class B Shares to satisfy this requirement. In the Merger, former United members were provided the opportunity to build the minimum subordinated deposit over time, provided that they agree to assign 80% of patronage dividends received and maintain a supply agreement with Unified until the minimum deposit condition is satisfied. Upon termination of patron status, the withdrawing patron will be entitled to recover deposits in excess of its obligations to Unified if permitted by the applicable subordination provisions, and a member-patron also will be entitled to have its shares redeemed, subject to applicable legal requirements, company policies and credit agreement limitations. See "Item 1. Business - Redemption of Capital Stock" for a description of restrictions on the Company's ability to redeem its shares.

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

In June 2001, the FASB issued SFAS No 143, Accounting for Asset Retirement Obligations, on the accounting for obligations associated with the retirement of long-lived assets. The Company is currently evaluating the impact of the new accounting standard but believes the pronouncement will not have a material affect on the Company's consolidated financial statements.

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

Deloitte & Touche LLP

Los Angeles, California
December 12, 2001

--------------------------------------------------------------------------------

Unified Western Grocers, Inc. and Subsidiaries

CONSOLIDATED BALANCE SHEETS

(dollars in thousands)

-----------------------------------------------------------------------------
                                                  September 30, September 29,
                                                           2000          2001
-----------------------------------------------------------------------------
ASSETS
Current Assets:
  Cash and cash equivalents                         $ 10,355      $ 14,802
  Accounts and notes receivable, net of
    allowances of $13,183 (2000) and $19,498
    (2001)                                           190,654       187,879
  Inventories                                        230,259       224,438
  Prepaid expenses                                     6,493         7,533
  Deferred taxes                                      14,210        10,043
-----------------------------------------------------------------------------
   Total current assets                              451,971       444,695
Properties, net                                      123,374       122,657
Investments                                           43,585        48,983
Notes receivable, net of allowances of $3,556
    (2000) and $3,841 (2001)                          46,780        33,093
Goodwill, net                                         55,745        56,512
Other assets, net                                     44,395        56,345
-----------------------------------------------------------------------------
     TOTAL ASSETS                                   $765,850      $762,285
-----------------------------------------------------------------------------
LIABILITIES AND SHAREHOLDERS' EQUITY
Current Liabilities:
  Accounts payable                                  $214,607      $184,810
  Accrued liabilities                                 77,258        90,942
  Current portion of notes payable                    10,760        10,535
  Patrons' excess deposits and declared patronage
   dividends                                          18,290        18,708
-----------------------------------------------------------------------------
    Total current liabilities                        320,915       304,995
Notes payable, due after one year                    259,229       288,241
Long-term liabilities, other                          62,114        63,944
Commitments and contingencies
Patrons' deposits and certificates:
Patrons' required deposits                            21,970        14,804
Subordinated patronage dividend certificates           4,064         1,843
Shareholders' equity:
  Class A Shares: 500,000 shares authorized, 65,838
    and 69,125 outstanding at September 30, 2000
    and September 29, 2001, respectively.             10,899        11,576
  Class B Shares: 2,000,000 shares authorized,
    420,051 and 447,289 outstanding at September
    30, 2000 and September 29, 2001, respectively.    74,870        79,100
  Additional paid-in capital                          18,095        18,095
  Accumulated deficit                                 (5,572)      (18,708)
  Accumulated other comprehensive loss                  (734)       (1,605)
-----------------------------------------------------------------------------
   Total shareholders' equity                         97,558        88,458
-----------------------------------------------------------------------------
     TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY     $765,850      $762,285
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

--------------------------------------------------------------------------------
Unified Western Grocers, Inc. and Subsidiaries

CONSOLIDATED STATEMENTS OF CASH FLOWS

(dollars in thousands)

-------------------------------------------------------------------------------
                                         Transition          Year          Year
                            Year ended Period ended         ended         ended
                            August 28,   October 2, September 30, September 29,
                                  1999         1999          2000          2001
-------------------------------------------------------------------------------
Cash flows from operating
 activities:
Net earnings (loss)           $2,639     $(7,269)     $(11,366)     $(13,136)
 Adjustments to reconcile
  net earnings (loss) to
  net cash provided (util-
  ized) by operating ac-
  tivities:
 Depreciation and amorti-
  zation                      16,906       2,478        26,514        24,735
 Provision for allowance
  for doubtful accounts        5,158         154         9,735         3,141
 Deferred taxes               (1,535)         --        (5,035)       (2,250)
 Gain on sale of invest-
  ments in affiliates,
  member loan receivables,
  and properties, net         (1,360)        (32)          (50)         (172)
 Reduction in fair value
  of investment                7,280          --            --            --
 (Increase) decrease in
  assets:
  Accounts and notes re-
   ceivable, net             (17,129)    (17,327)      (11,993)        2,712
  Inventories                (15,166)     (5,804)       (1,262)        6,621
  Prepaid expenses              (275)      1,554         4,859        (1,040)
 Pension plan assets                                       (50)         (836)
 Increase (decrease) in
  liabilities:
  Accounts payable             7,713       8,517        43,896       (29,797)
  Accrued liabilities         (1,438)      9,155        (6,798)       13,193
  Long-term liabilities,
   other                       6,978       6,458         3,269         2,380
-------------------------------------------------------------------------------
Net cash provided (util-
 ized) by operating activ-
 ities                         9,771      (2,116)       51,719         5,551
-------------------------------------------------------------------------------
Cash flows from investing
 activities:
 Purchase of properties      (11,372)     (1,141)      (23,363)      (23,355)
 Investment in securities
  by insurance subsidiaries,
  net                         (3,297)        179        (2,386)          885
 Purchases of investments     (4,648)         --          (622)       (8,030)
 Proceeds from sales of
  investments                    225          21            91           362
 (Increase) decrease in
  notes receivable           (2,753)        (700)       (3,865)       13,687
 Proceeds from sales of
  notes receivable             6,590          --         2,511            --
 Proceeds from sales of
  properties                      82          81           674         7,438
 Increase in other assets     (2,850)     (2,549)       (7,816)      (14,591)
 Acquisition of net assets
  from wholesale distribu-
  tion companies*             (8,954)      7,134          (428)           --
 Acquisition of net assets
  in retail store opera-
  tions**                         75                                  (2,334)
-------------------------------------------------------------------------------
Net cash (utilized) pro-
 vided by investing activ-
 ities                       (26,902)      3,025       (35,204)      (25,938)
-------------------------------------------------------------------------------
Cash flows from financing
 activities:
 Additions to long-term
  notes payable               20,500     114,000            --        38,600
 Reduction of long-term
  notes payable                 (139)    (86,098)      (26,248)           --
 Additions to short-term
  notes payable                   --         109            81            --
 Reduction of short-term
  notes payable               (1,593)     (3,010)       (7,531)      (11,086)
 Payment of deferred
  financing fees                (174)     (1,924)         (104)           --
 Patron's excess deposits
  and declared patronage
  dividends                    2,461      (3,065)        3,402            18
 Redemption of patronage
  dividend certificates         (172)         --            --        (1,862)
 Repurchase of shares from
  members                     (4,441)    (13,177)         (976)
 Increase (decrease) in
  members' required depos-
  its                            303       1,230          (713)       (7,166)
 Issuance of shares to
  members                      4,308          56         8,872         6,330
-------------------------------------------------------------------------------
Net cash provided (util-
 ized) by financing activ-
 ities                        21,053       8,121       (23,217)       24,834
-------------------------------------------------------------------------------
Net increase (decrease) in
 cash and cash equivalents     3,922       9,030        (6,702)        4,447
Cash and cash equivalents
 at beginning of year          4,105       8,027        17,057        10,355
-------------------------------------------------------------------------------
CASH AND CASH EQUIVALENTS
 AT END OF YEAR               $8,027     $17,057      $ 10,355      $ 14,802
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

Sales:

The Company recognizes revenue in its wholesale distribution segment at the time of delivery when title is transferred to the member-patron. In the retail segment, revenue is recognized at the point of sale. Revenues and income from services rendered are recognized as such services are performed.

Cash Equivalents:

The Company considers all highly liquid investments purchased with an original maturity of three months or less to be cash equivalents.

Inventories:

Inventories are valued at the lower of cost or market. Cost is determined on the first-in, first-out method for items of warehouse stock and on the retail method for retail stores. Inventory is primarily comprised of finished goods.

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

Income Tax:

Unified operates primarily as a grocery wholesaler serving independent supermarket operators. The grocery wholesale business is operated as a non-exempt cooperative owned by the member patrons for tax purposes. This allows the Company to deduct, for federal and state income tax purposes, the patronage dividends paid to member patrons made in the form of qualified written notices of allocation based on their proportionate share of business done with the cooperative. In addition, the Company has several wholly owned subsidiaries providing ancillary services to its members. The ancillary services conducted by the respective subsidiaries are conducted on a non-patronage basis and any earnings from these activities are taxable.

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

Book Value Per Share:

Book value per share is calculated by dividing shareholder's equity by the number of Class A and B shares outstanding at fiscal year end. For fiscal years ended September 30, 2000 and September 29, 2001 the book value per share was $200.78 and $171.29, respectively.

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

Unified Western Grocers, Inc. and Subsidiaries

In June 2001, the FASB issued SFAS No. 143, Accounting for Asset Retirement Obligations, on the accounting for obligations associated with the retirement of
long-lived assets.   The Company is currently evaluating the impact of the new
accounting standard but believes the pronouncement will not have a material affect on the Company's consolidated financial statements.

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
-------------------------------------------------------------------------------------

Unified Western Grocers, Inc. and Subsidiaries

The transition period includes the operating activities of United for the three day period between September 29, 1999 and October 2, 1999. Transition activities included an early retirement plan for employees of Unified totaling $6.3 million which was included in other expense, the write-off of United's deferred financing costs of $0.7 million, and integration consulting costs of $0.3 million.

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


Unified entered into a five-year interest rate collar agreement during February 1999 in relation to approximately $50 million of borrowings on its variable rate revolving credit. The collar agreement was put in place without incurring a fee. The collar agreement is structured such that Unified pays a variable rate of interest between 6% (cap rate) and 4.94% (floor rate) based on a notional amount of $50 million. The weighted average interest rate, prior to lender's margin, on borrowings on the revolving credit was 6.71% at September 30, 2000 and 3.73% at September 29, 2001.

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

7. LEASES:

The Company has entered into operating leases for certain warehouse, transportation and data processing equipment. The Company has also entered into operating leases for approximately 73 retail supermarkets. The majority of these locations are subleased to various member-patrons of the Company. The operating leases and subleases are noncancelable, renewable, in certain instances include purchase options that are not bargain purchase options, and require payment of real estate taxes, insurance and maintenance.

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

The United States Environmental Protection Agency ("EPA") notified Unified in 1993 that, together with others, it was a potentially responsible party ("PRP") for the disposal of hazardous substances at a landfill site located in Monterey Park, California. In 1999, the EPA notified the Company that, together with others, it was a PRP for the disposal of hazardous substances at a landfill site located in Patterson, California. Unified has entered into a consent decree that, subject to final approval of the court with jurisdiction over the matter, will resolve the matter at an amount that will not exceed $250,000, the amount which Unified has reserved.

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

The Company has guaranteed 22% of the principal amount of a third party loan to C&K Market, Inc. ("C&K"), of which director Douglas A. Nidiffer is a shareholder, director and officer. At September 29, 2001, the principal amount of this guarantee was $323,000.

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

Unified Western Grocers, Inc. and Subsidiaries

Lease Guarantees and Subleases:

The Company provides lease guarantees and subleases to its member-patrons. The Company has executed lease guarantees or subleases to members affiliated with directors of the Company at September 29, 2001 as follows:

------------------------------------------------------
                       No. Of Total Current Expiration
DIRECTOR               Stores   Annual Rent    Date(s)
------------------------------------------------------
Darioush Khaledi          5      $1,415     2002-2011
Edmund K. Davis           1       1,560          2010
Michael A. Provenzano     2         351     2016-2017
Richard L. Wright         1         264          2007
Douglas A. Nidiffer       2         287     2006-2015
Mimi R. Song              1         240          2020
David Bennett             1         193          2004
John Berberian            2         310     2006-2007
Mark Kidd                 1         121          2008
James R. Stump            1          36          2003

Sale and Purchase of Assets





On November 1, 2001, the Company signed an agreement with Super Center Concepts, Inc. (Super Center), of which director Mimi R. Song is affiliated, to lease certain real property and enter into a seven year supply agreement. Under the agreement, the Company will lease real property to a limited liability company affiliated with principals of Super Center, which in turn will sublease the property to Super Center. Super Center has guaranteed all obligations of the limited liability company under the lease. In consideration for the right to sublease the real property, the limited liability company paid $675,000 to the Company. The lease expires in March 2023, subject to an option to extend the lease. Annual rent during the term is $390,000, commencing in June 2002. In addition, the Company and Super Center entered into a seven year supply agreement and a right of first refusal agreement with respect to certain of Super Center's operating assets and stock. The Company paid Super Center a total of $2,000,000 as consideration for entering into the supply and right of first refusal agreements.

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

Transactions with Executive Officers:

On October 1, 1999, to facilitate Executive Vice President Charles J. Pilliters' relocation to Southern California, the Company loaned to Mr. Pilliter $100,000, pursuant to a four year Note Secured by a Deed of Trust, with interest at a rate of 7% per annum, interest only payable in arrears on January 15, 2000, January 15, 2001, January 15, 2002 January 1, 2003, and on maturity. In the event Mr. Pilliter is employed by the Company on the maturity date or dies prior to the maturity date, then payment of the Note principal is forgiven. If Mr. Pilliter is terminated without cause prior to the maturity date, a portion of the Note is forgiven based on the time remaining until maturity.

In December 2000, to facilitate Senior Vice President Daniel J. Murphy's relocation to Southern California, the Company loaned to Mr. Murphy, pursuant to a note due in November 2002, $80,000 with interest at 9.5% per annum, interest only until November 2002.

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

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

All firms with which directors are affiliated, as members of Unified, purchase groceries, related products and store equipment from Unified in the ordinary course of business. As members, firms with which directors are affiliated may receive various benefits including patronage dividends, allowances and retail support services. Unified makes a variety of benefits available to members on a negotiated basis. Unified has provided to its member-patrons loan financing in the form of direct loans and loan guarantees; provided lease guarantees and subleases; as well as invested directly in member-patrons who are sometimes affiliated with Directors of the Company. In addition, Unified may also enter into other agreements with member-patrons which are affiliated with Directors of the Company, as well as agreements with its executive officers. See Footnote 17 to Notes to Consolidated Financial Statements, which is incorporated herein by this reference, for a description of related party transactions. Additional information is incorporated herein by reference to Unified's proxy statement in connection with its next annual meeting of shareholders to be filed within 120 days after the end of the most recent fiscal year.

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

4.10  Copy of Member Patron/Affiliate Subordination Agreement (Subordination of
      Required Deposit) (previously filed).
4.11  Copy of Associate-Patron Subordination Agreement (Subordination of Required
      Deposit Agreement) (previously filed).

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

4.24.1  Waiver letter and amendment to Note Purchase Agreement dated December 6,
        2001, from John Hancock Life Insurance Company (previously filed).

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

 4.27.1 Amendment No. 3 to Secured Revolving Credit Agreement dated as of December
        7, 2001 by and among the Registrant, the Lenders named therein and Rabobank
        Nederland, New York Branch (previously filed).

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

10.50  Form of Subordinated Redemption Note--Excess Class B Shares (previously filed).
10.51  Agreement relating to the Registrant's five year interest rate collar (Incorporated by reference to Exhibit 10.51 to Amendment
       No. 2 to the Registrant's registration statement on Form S-2 filed on
       April 30, 2002 File No. 333-76882).
21     Subsidiaries of the Registrant (previously filed).


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


Date: May 16, 2002

SCHEDULE II
VALUATION AND QUALIFYING ACCOUNTS
FOR THE FISCAL YEARS ENDED SEPTEMBER 30, 2000 AND SEPTEMBER 29, 2001

                                                  Additions      Additions               Balance
                                    Balance at      Due to       Charged to               at end
                                    Beginning       Merger          Costs     Write-        of
                                    of Period    Acquisitions    and Expense   offs       Period
                                    ----------   ------------    -----------  -------     -------
YEAR ENDED AUGUST 28,1999
Reserves and allowances deducted
 from asset accounts:
  Allowance for uncollectible
   accounts and notes receivable     $ 5,263       $    435(2)     $ 5,158    $(6,115)(1) $ 4,741
                                     -------       --------        -------    -------     -------
TRANSITION PERIOD ENDED OCTOBER 2,
 1999
Reserves and allowances deducted
 from asset accounts:
  Allowance for uncollectible
   accounts and notes receivable     $ 4,741       $  4,112(3)     $   154    $     9(1)  $ 9,016
                                     -------       --------        -------    -------     -------
YEAR ENDED SEPTEMBER 30, 2000
Reserves and allowances deducted
 from asset accounts:
  Allowance for uncollectible
   accounts and notes receivable     $ 9,016             --        $ 9,735    ($2,012)(1) $16,739
                                     -------       --------        -------    -------     -------
YEAR ENDED SEPTEMBER 29, 2001
Reserves and allowances deducted
 from asset accounts:
  Allowance for uncollectible
   accounts and notes receivable     $16,739             --        $ 3,141    ($6,541)(1) $13,339
                                     -------       --------        -------    -------     -------

--------
(1) Accounts written off, net of recoveries.

(2) 1999 includes the acquisition of SavMax Foods, Inc. from December 31, 1998. Refer to footnote 4 in the Notes to the Consolidated Financial Statements.

(3) Effective September 27,1999, the Company changed its fiscal year end from the Saturday nearest August 31 to the Saturday nearest September 30. The transition period covers the period of August 29, 1999 though October 2, 1999. The Transition Period includes the results of the Merger with United which was accounted for as a purchase. Refer to footnote 4 in the Notes to the Consolidated Financial Statements.