Form 10-Q
period 2002-06-29
UNIFIED WESTERN GROCERS INC
filed 2002-08-13
CIK 320431

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)
☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

For the quarterly period ended June 29, 2002

AND

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

Commission file number 0-10815

UNIFIED WESTERN GROCERS, INC.
(Exact name of registrant as specified in its charter)
California	95-0615250
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

5200 Sheila Street, Commerce, CA	90040
(Address of principal executive offices)	(Zip Code)

Registrant’s telephone number, including area code (323) 264-5200

(Former Name, Former Address and Former Fiscal Year, if Changed Since Last Report)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes  ☒  No  ☐

APPLICABLE ONLY TO ISSUERS INVOLVED IN BANKRUPTCY
PROCEEDINGS DURING THE PRECEDING FIVE YEARS

Indicate by check mark whether the registrant has filed all documents and reports required to be filed by Sections 12, 13, or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by a court.  Yes            No

APPLICABLE ONLY TO CORPORATE ISSUERS

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date. Outstanding Shares on June 29, 2002:

Class A Shares	69,125
Class B Shares	446,081
Class C Shares	18

PART I.    FINANCIAL INFORMATION

Item 1.    Financial Statements

UNIFIED WESTERN GROCERS, INC. AND SUBSIDIARIES

CONSOLIDATED CONDENSED BALANCE SHEETS
(Unaudited)
(dollars in thousands)

	September 29, 2001	June 29, 2002
ASSETS
Current Assets:
Cash and cash equivalents	$14,802	$9,307
Accounts and notes receivable, net of allowances of $9,498 at September 29, 2001 and $10,070 at June 29, 2002	193,761	167,088
Inventories	224,438	199,148
Prepaid expenses	7,533	5,723
Deferred taxes	10,043	10,043

Total current assets	450,577	391,309
Properties, net	122,657	116,904
Investments	48,983	53,490
Notes receivable, net of allowances of $3,841 at September 29, 2001 and $3,405 at June 29, 2002	33,093	28,063
Goodwill, net	56,512	54,572
Other assets, net	56,345	65,186

TOTAL ASSETS	$768,167	$709,524

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current Liabilities:
Accounts payable	$184,810	$132,307
Accrued liabilities	96,824	95,537
Current portion of notes payable	10,535	11,862
Patrons’ excess deposits and estimated patronage dividends	18,708	18,319

Total current liabilities	310,877	258,025
Notes payable, due after one year	288,241	282,073
Long-term liabilities, other	63,944	66,142
Patrons’ deposits and certificates:
Patrons’ required deposits	14,804	19,036
Subordinated patronage dividend certificates	1,843	—
Shareholders’ equity:
Class A Shares: 500,000 shares authorized, 69,125 outstanding at September 29, 2001 and June 29, 2002, respectively	11,576	11,576
Class B Shares: 2,000,000 shares authorized, 447,289 and 446,081 outstanding at September 29, 2001 and June 29, 2002, respectively	79,100	78,800
Additional paid-in capital	18,095	18,095
Accumulated deficit	(18,708)	(22,640)
Accumulated other comprehensive loss	(1,605)	(1,583)

Total shareholders’ equity	88,458	84,248

TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY	$768,167	$709,524

The accompanying notes are an integral part of these statements.

UNIFIED WESTERN GROCERS, INC. AND SUBSIDIARIES

CONSOLIDATED CONDENSED STATEMENTS OF OPERATIONS
(Unaudited)

	Thirteen Weeks Ended		Thirty Nine Weeks Ended
	June 30, 2001	June 29, 2002	June 30, 2001	June 29, 2002
Net sales	$723,214	$721,280	$2,169,190	$2,176,485
Costs and expenses:
Cost of sales	645,814	645,211	1,933,398	1,942,175
Distribution, selling and administrative	70,290	68,657	208,859	211,609

Operating income	7,110	7,412	26,933	22,701
Interest expense	(6,805)	(6,007)	(21,642)	(18,473)
Other income	—	1,803	—	1,803

Earnings before estimated patronage dividends, income taxes and cumulative effect of a change in accounting principle	305	3,208	5,291	6,031
Estimated patronage dividends	(3,431)	(4,345)	(11,001)	(9,964)

Loss before income taxes and cumulative effect of change in accounting principle	(3,126)	(1,137)	(5,710)	(3,933)
Income taxes	—	—	—	—

Loss before cumulative effect of a change in accounting principle	(3,126)	(1,137)	(5,710)	(3,933)
Cumulative effect of a change in accounting principle, net of taxes	—	—	31	—

Net loss	$(3,126)	$(1,137)	$(5,679)	$(3,933)
Other comprehensive earnings (loss), net of income taxes:
Cumulative effect of a change in accounting principle	—	—	1,143	—
Unrealized loss on valuation of interest rate collar	(810)	(619)	(1,585)	(128)
Unrealized holding (loss) gain	(267)	586	419	150
Comprehensive loss	$(4,203)	$(1,170)	$(5,702)	$(3,911)

The accompanying notes are an integral part of these statements.

UNIFIED WESTERN GROCERS, INC. AND SUBSIDIARIES

CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS
(Unaudited)
(dollars in thousands)

	Thirty Nine Weeks Ended
	June 30, 2001	June 29, 2002
Cash flows from operating activities:
Net loss	$(5,679)	$(3,933)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation and amortization	18,446	19,839
Provision for allowance for doubtful accounts	2,601	1,619
(Gain) loss on sale of investments in affiliates, member loan receivables, and properties, net	(134)	116
Gain on sales of Divestiture Stores	—	(1,803)
Purchases of trading securities	(4,575)	(1,404)
Proceeds from maturities or sales of trading securities	2,033	1,411
(Increase) decrease in assets:
Accounts and notes receivable	20,808	25,008
Inventories	12,576	25,290
Prepaid expenses	(1,176)	1,810
Pension plan assets	(572)	(299)
Increase (decrease) in liabilities:
Accounts payable	(46,696)	(52,503)
Accrued liabilities	2,981	(1,287)
Long-term liabilities, other	1,579	2,966

Net cash provided by operating activities	2,192	16,830

Cash flows from investing activities:
Purchase of properties	(18,139)	(8,790)
Purchases of securities and other investments	(21,045)	(10,326)
Proceeds from maturities or sales of securities and other investments	11,458	5,834
(Increase) decrease in notes receivable	(1,249)	4,998
Proceeds from sales of properties	7,401	3,638
Increase in other assets	(9,581)	(14,158)

Net cash utilized by investing activities	(31,155)	(18,804)

Cash flows from financing activities:
Additions to long-term notes payable	39,800	1,599
Additions to short-term notes payable	2,125	—
Reduction of short-term notes payable	(9,074)	(6,739)
Payment of deferred financing fees		(459)
Patron’s excess deposits and estimated patronage dividends	366	108
Redemption of patronage dividend certificates	(1,862)	(2,262)
(Decrease) increase in members’ required deposits	(2,484)	4,232
Issuance of shares to members	758	—

Net cash provided (utilized) by financing activities	29,629	(3,521)

Net increase (decrease) in cash and cash equivalents	666	(5,495)
Cash and cash equivalents at beginning of year	10,355	14,802

Cash and cash equivalents at end of period	$11,021	$9,307

Supplemental disclosure of cash flow information:
Cash paid during the period for:
Interest	$20,434	$17,587
Income taxes	$78	$15
Supplemental disclosure of non-cash item:
Issuance of subordinated redemption notes to repurchase Class B Shares from members	$1,423	$300

The accompanying notes are an integral part of these statements.

UNIFIED WESTERN GROCERS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS

1.    Basis of Presentation

The consolidated condensed financial statements include the accounts of Unified Western Grocers, Inc. and all of its subsidiaries (the “Company” or “Unified”). Inter-company transactions and accounts with subsidiaries have been eliminated. The interim financial statements included herein have been prepared by the Company without audit, pursuant to the rules and regulations promulgated by the Securities and Exchange Commission (the “Commission”). Certain information and footnote disclosures normally included in the financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been omitted pursuant to Commission rules and regulations; nevertheless, management believes that the disclosures are adequate to make the information presented not misleading. These condensed financial statements should be read in conjunction with the audited financial statements and notes thereto included in the Company’s latest annual report filed on Form 10-K/A. The results of operations for the interim periods are not necessarily indicative of the results for the full year.

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

Certain reclassifications have been made to prior period financial statements to present them on a basis comparable with the current period’s presentation. In the 2001 period, the retail segment of the business was separated from the “all other” category to facilitate quarterly comparisons of reportable segments, since the retail segment now meets the quantitative thresholds of a reportable segment. Previously, the retail segment was grouped in the “all other” category that included finance, insurance and other services provided to members.

2.    Acquisitions

On September 27, 1999, the shareholders of Unified and United Grocers, Inc. (“United”) each approved the provisions of a merger agreement (the “Merger”). The Merger became effective on September 29, 1999 and was accounted for as a purchase pursuant to Accounting Principles Board Opinion No. 16, “Business Combinations”.

As a result of the Merger, Unified now serves a broader geographic region. The Company serves independent supermarket operators in California, Oregon, Washington, western Idaho, Nevada, Arizona, Hawaii, Colorado, Utah and various countries in the South Pacific and elsewhere. In addition to offering a complete line of food and general merchandise products, Unified also provides finance, insurance, store equipment, security, payroll, real estate and information technology services to its patrons.

In connection with the Merger, the Company established a reserve for the closure of various facilities. Periodic charges against the reserve represent lease costs for non-subleased facilities and rental income shortfalls for subleased facilities. The amount of this reserve and current period charges against the reserve are presented below.

Balance at September 29, 2001	$4,778,000
Charges to the reserve	(289,000)

Balance at June 29, 2002	$4,489,000

UNIFIED WESTERN GROCERS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS—(Continued)

3.    Segment Information

The Company has identified two reportable segments—Wholesale Distribution and Retail.

•
Wholesale distribution consists of patronage and non-patronage activities and includes the results of operations from the sale of food and general merchandise products to independent supermarket operators, both members and non-members, and sales to company-owned retail stores.

•
The retail segment includes the results of operations of SavMax Foods, Inc. (“SavMax”), Thriftway, Apple Markets and stores that were purchased by the Company in connection with the merger of Albertsons, Inc. and American Stores, Inc. (the “Divestiture Stores”). The Company’s two remaining Divestiture Stores were closed during the first quarter of fiscal 2002 and were subsequently sold in the third quarter for a gain of $1.8 million. The gain on the sale is reported as “Other income” in the Consolidated Condensed Statements of Operations.

The “all other” category includes the aggregation of finance, insurance and other services provided to a common customer base, none of which individually meets the quantitative thresholds of a reportable segment.

Information about the Company’s operations by segment is as follows (in thousands):

	Thirteen Weeks Ended		Thirty Nine Weeks Ended
	June 30, 2001	June 29, 2002	June 30, 2001	June 29, 2002
Net sales
Wholesale distribution	$696,975	$697,265	$2,094,349	$2,108,155
Retail	34,466	29,453	110,578	99,445
All other	12,793	10,928	35,153	32,073
Intersegment elimination	(21,020)	(16,366)	(70,890)	(63,188)

Total net sales	$723,214	$721,280	$2,169,190	$2,176,485
Operating income (loss)
Wholesale distribution	$9,091	$10,108	$31,323	$28,665
Retail	(2,984)	(3,058)	(6,625)	(7,359)
All other	1,003	362	2,235	1,395

Total operating income	$7,110	$7,412	$26,933	$22,701
Interest expense	(6,805)	(6,007)	(21,642)	(18,473)
Other income	—	1,803	—	1,803
Estimated patronage dividends	(3,431)	(4,345)	(11,001)	(9,964)

Loss before income taxes and change in accounting principle	$(3,126)	$(1,137)	$(5,710)	$(3,933)

Depreciation and amortization
Wholesale distribution	$5,729	$6,102	$16,845	$17,842
Retail	462	519	1,244	1,621
All other	118	129	357	376

Total depreciation and amortization	$6,309	$6,750	$18,446	$19,839

Capital expenditures
Wholesale distribution	$7,441	$786	$14,978	$4,661
Retail	555	1,326	2,732	3,552
All other	84	311	429	577

Total capital expenditures	$8,080	$2,423	$18,139	$8,790

Identifiable assets
Wholesale distribution	$603,962	$568,358	$603,962	$568,358
Retail	55,202	47,601	55,202	47,601
All other	90,852	93,565	90,852	93,565

Total identifiable assets	$750,016	$709,524	$750,016	$709,524

UNIFIED WESTERN GROCERS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS—(Continued)

4.    Contingencies

We are a party to various litigation, claims and disputes, some of which are for substantial amounts, arising in the ordinary course of business. While the ultimate effect of such actions cannot be predicted with certainty, we expect that the outcome of these matters will not result in a material adverse effect on our business, financial condition or results of operations.

During the 2002 period, we became involved in litigation in the state of Hawaii stemming from the Company’s 1996 sale of a subsidiary to a private investor and the subsequent bankruptcy and liquidation of such business. In re: Hawaiian Grocery Stores, Ltd; and Mark J.C. Yee vs. Unified Western Grocers, Inc., Certified Grocers of California, Ltd., and Grocers Specialty Company, and KPMG, was filed December 14, 2001, and is pending in the bankruptcy court of the United States District Court for the District of Hawaii. In this case, the Trustee for the bankruptcy estate, who is the plaintiff in the matter, has asserted preference claims against Certified Grocers of California, Ltd. (“Certified”), the predecessor of Unified, based on alleged insider relationship, fraudulent transfer claims against Certified and Grocers Specialty Company, fraud claims against Certified, Grocers Specialty Company and other unnamed parties, and contract and tort claims against KPMG. In its prayer for relief, the plaintiff seeks judgment against the defendants for $13.5 million, plus interest, punitive damages of $10 million and other unspecified damages. The Trustee also filed a complaint in the Hawaii Circuit Court, First Circuit, entitled Mark J.C. Yee, Trustee for the Bankruptcy Estate of Hawaiian Grocery Stores, Ltd., vs. Unified Western Grocers, Inc., Certified Grocers of California, Ltd., Grocers Specialty Company, RHL, Inc., Alfred A. Plamann, Charles Pilliter, Daniel T. Bane, Robert M. Ling, David A. Woodward, Richard H. Loeffler, Fletcher Robbe, Goodsill Anderson Quinn and Stifel, and Does 1-10 on May 17, 2002. This action, which generally arises out of the same transactions that are the subject of the Federal District Court proceeding referenced above, asserts breach of fiduciary duties by the officers and directors of Hawaiian Grocery Stores, Ltd. (“HGS”), the controlling shareholder of HGS and the controlling shareholder’s parent corporation, and breach of fiduciary duties by defendants Goodsill, Loeffler, RHL, Inc., and Robbe. Officers of the Company were officers and directors of HGS during certain periods and a subsidiary of the Company was a shareholder of HGS during certain periods. The complaint seeks compensatory damages of approximately $13.5 million, plus interest, punitive damages of $10 million and other unspecified damages. These proceedings are in their very early stages and the Company intends to vigorously defend this litigation.

5.    New Accounting Pronouncements

The Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards (“SFAS”) No. 133, “Accounting for Derivative Instruments and Hedging Activities”, which establishes accounting and reporting standards for derivative instruments, including certain derivative instruments embedded in other contracts, and for hedging activities. The statement requires that the Company recognize all derivatives as either assets or liabilities in the balance sheet and measure those instruments at fair value. The Company adopted this statement, as amended by SFAS Nos. 137 and 138, effective October 1, 2000.

The Company entered into a five-year interest rate collar agreement during February 1999 in relation to approximately $50 million of certain borrowings on its variable rate revolving credit facility. The Company has designated the interest rate collar agreement as a cash flow hedge. Under the provisions of SFAS No. 133, the fair value of the collar must be reflected in the Company’s financial statements. On October 1, 2000 the Company recognized the fair value of the collar, which totaled $1,195,000, as a cumulative effect of a change in accounting principle in other comprehensive earnings (loss). Additionally, SFAS No. 133 requires that the fair value of the collar be adjusted, with the change in fair value being recorded as an adjustment to other comprehensive earnings (loss). Due to fluctuating interest rates, the fair value of the collar was $(1,918,000) as of June 29, 2002, $(1,299,000) as of March 30, 2002 and $(1,790,000) as of September 29, 2001. As a result, the Company recorded unrealized losses of $(619,000) and $(128,000) for the thirteen and thirty-nine week periods ended June 29, 2002, respectively.

The Company holds investments in various marketable securities and convertible bonds. Prior to the adoption of SFAS No. 133, the Company classified its convertible bonds as available for sale, with the changes in the fair value recorded in other comprehensive earnings (loss). With the adoption of SFAS No. 133, the convertible bonds were reclassified to trading securities, which resulted in the Company recognizing a gain of $52,000 at October 1, 2000. The $52,000 gain was comprised of a $31,000 cumulative effect of a change in accounting principle and a $21,000

UNIFIED WESTERN GROCERS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS—(Continued)

reclassification of previously unrealized holding gains. For the thirteen and thirty-nine week periods ended June 29, 2002, the Company recorded a net (loss) and gain, due to the changes in the fair value of the convertible bonds of approximately $(46,000) and $195,000, respectively.

In July 2001, the FASB issued SFAS No. 141, “Business Combinations” and SFAS No. 142, “Goodwill and Other Intangible Assets”. SFAS No. 141 requires that all business combinations be accounted for under the purchase method. The statement further requires separate recognition of intangible assets that meet one of two specified criteria. The statement applies to all business combinations initiated after June 30, 2001. SFAS No. 142 requires that an intangible asset that is acquired be initially recognized and measured based on its fair value. The statement also provides that intangible assets with finite useful lives continue to be amortized over their estimated economic lives. However, goodwill and intangible assets with indefinite lives will no longer be amortized, but will be tested for impairment annually, or more frequently if circumstances indicate potential impairment, through a comparison of its implied fair value to its carrying amount. If an impairment is deemed to exist, the impact of the impairment, if any, will be affected by the determination of how the goodwill is allocated to the Company’s reporting units as defined by SFAS No. 142. The statement is effective for fiscal years beginning after December 15, 2001. As a result, the Company will implement the pronouncement beginning in the first quarter of fiscal year 2003. Existing goodwill will continue to be amortized through the remainder of fiscal 2002 at which time amortization will cease and the Company will perform a transitional goodwill impairment test. The Company is currently evaluating the impact of the new accounting standards on existing goodwill and other intangible assets. Goodwill amortization expense for the thirty nine-week period ended June 29, 2002 was $1.2 million.

In June 2001, the FASB issued SFAS No. 143, “Accounting for Asset Retirement Obligations,” on the accounting for the recognition and measurement of a liability for the costs of asset retirement obligations. Under SFAS No. 143, the costs of retiring an asset will be recorded as a liability when the retirement obligation arises, and will be amortized over the life of the asset. The Company is currently evaluating the impact of the new accounting standard but believes the pronouncement will not have a material effect on the Company’s consolidated financial statements.

In July 2001, the FASB issued SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets.” SFAS No. 144 addresses financial accounting and reporting for the impairment or disposal of long-lived assets and the disposal of discontinued operations. This statement supercedes SFAS No. 121 on the same topic, as well as certain previous releases. This statement also amends Accounting Research Bulletin No. 51, “Consolidated Financial Statements,” to eliminate the exception to consolidation for a subsidiary for which control is likely to be temporary. SFAS No. 144 is effective for fiscal periods beginning after December 15, 2001. The Company will implement the pronouncement beginning in the first quarter of fiscal year 2003. The Company is currently evaluating the impact of the new accounting standards on existing long-lived assets, but believes the pronouncement will not have a material effect on the Company’s consolidated financial statements.

Forward-Looking Information

This document and the documents of Unified incorporated by reference may contain “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995. These statements relate to expectations concerning matters that (a) are not historical facts, (b) predict or forecast future events or results, (c) embody assumptions which may prove to have been inaccurate, including Unified’s assessment of the probability and materiality of losses associated with litigation and other contingent liabilities; and Unified’s expectations regarding the adequacy of capital and liquidity. Also, when we use words such as “believes,” “expects,” “anticipates” or similar expressions, we are making forward-looking statements. Although Unified believes that the expectations reflected in such forward-looking statements are reasonable, we cannot give you any assurance that such expectations will prove correct. Important factors that could cause actual results to differ materially from such expectations include the adverse effects of the changing industry environment and increased competition; sales decline and loss of customers; exposure to the uncertainties of litigation and other contingent liabilities; the failure of Unified to take steps to stem losses in its retail operations; the inability of the Company to establish and perform plans to improve its operating performance and equity base in order to meet financial covenants applicable to future periods; and the increased credit risk to Unified caused by the ability of former United members to establish their required minimum deposits over time through use of patronage dividends to purchase Class B Shares if such members default on their obligations to Unified prior to their deposit requirements being met and the existing deposit proves inadequate to cover such members’ obligation. All forward-looking statements attributable to Unified are expressly qualified in their entirety by the factors which may cause actual results to differ materially.

Item 2.    Management’s Discussion and Analysis of Financial Condition and Results of Operations

Liquidity and Capital Resources

Cash Flow

Unified relies primarily upon cash flow from operations, patron deposits and member shareholdings to fund the Company’s operations. In the event that these sources of cash are not adequate to meet the Company’s requirements, additional sources of cash will be obtained from the Company’s available credit facilities. The Company believes that both cash flow from its operations and available credit lines will be sufficient to meet operating needs and capital spending requirements for the fiscal 2002 period. Overall, cash flow improved compared to prior year due to an increase in cash from operating activities of $14.6 million resulting primarily from decreases in inventory levels and reduced cash needs from investing activities of $12.4 million due to reduced capital spending. These factors, in combination with the utilization of available cash of $5.5 million, resulted in $32.5 million less cash borrowed from financing activities. For the thirty-nine week period ending June 29, 2002, net cash decreased by $5.5 million. At June 29, 2002, working capital was $133.3 million compared to $139.7 million at September 29, 2001, and the Company’s current ratio was 1.5 to 1 at June 29, 2002 compared to 1.4 to 1 at September 29, 2001.

Operating Activities:  Net cash provided by operating activities totaled $16.8 million for the thirty-nine weeks of fiscal 2002 (the “2002 period”), as compared to net cash provided by operating activities of $2.2 million for the first thirty-nine weeks of fiscal 2001 (the “2001 period”). The improvement in net cash provided by operating activities for the 2002 period, as compared to the 2001 period, is due to management’s inventory reduction initiative that resulted in a decrease in overall inventory levels of approximately $25.3 million compared to the 2001 period decrease of $12.6 million. The Company also had reductions in accounts and notes receivable of $25.0 million and accounts payable of $52.5 million that were comparable with the 2001 period due in part to seasonality factors.

Investing Activities:  Net cash utilized by investing activities was approximately $18.8 million for the 2002 period compared to $31.2 million for the 2001 period. Capital expenditures totaled $8.8 million in the 2002 period compared to $18.1 million in the 2001 period. The fiscal 2002 expenditures were primarily attributable to leasehold improvements and equipment associated with the remodeling of stores in the Company’s SavMax operation, purchases of computer software and hardware, and warehousing and equipment. In addition, the significant increase in other assets was due to software development costs totaling approximately $5.2 million that were capitalized for the 2002 period. Significant projects currently in development include a common sales and ordering system for the Pacific Northwest and Southern California regions; implementation of a meat sales and inventory tracking system; and a project to digitally store accounts payable records. During the 2002 period, the Company paid a member approximately $2.0 million for entering into a ten-year supply and a right of first refusal agreement relating to certain of the member’s assets and stock and paid another member $500,000 for a six-year supply agreement. The remaining investing activities result from the investment securities transactions of the Company’s insurance subsidiaries. This activity consists of investment purchases to replace maturing investments in the portfolio.

Financing Activities:  Net cash utilized by financing activities was approximately $3.5 million for the 2002 period compared to $29.6 million of net cash provided by financing activity for the 2001 period. Sources of cash from financing activities resulted from incremental borrowings from the Company’s revolving credit line of approximately $1.6 million in the 2002 period compared to $39.8 million for the 2001 period, increases in member required deposits of $4.2 million and increases in patrons’ excess cash deposits of $0.1 million. This was offset by reductions in short term notes payable of $6.7 million due to scheduled payments of the Company’s current portion of long term debt, redemption of patronage dividend certificates of $2.3 million and payment of deferred financing fees of $0.4 million in connection with the amendment of the Company’s debt agreements as discussed below.

Outstanding Debt and Other Financing Arrangements

The Company issued Patronage Certificates in fiscal years 1993, 1994 and 1995. The outstanding Patronage Certificates have a seven-year term and bear interest payable on December 15 of each year. In the 2002 period, the Company redeemed the Patronage Certificates issued in 1994 for approximately $2.3 million and in the 2001 period, the Company redeemed the Patronage Certificates issued in 1993 for approximately $1.9 million. The $1.9 million of Patronage Certificates issued in 1995 are due December 15, 2002 and are included in Patrons’ excess deposits and estimated patronage dividends on the Consolidated Condensed Balance Sheet.

Unified has a $200 million secured revolving credit facility with a group of banks. The revolving credit agreement is secured, expires October 1, 2004 and bears interest at either an adjusted LIBOR rate plus a margin ranging from 2.00% to 3.00% depending on Unified’s leverage ratio or 0.75% plus the higher of the bank base rate or 0.50% above the bank’s federal funds borrowing rate. The revolving credit facility permits advances of up to 85% of eligible accounts receivable and 65% of eligible inventories. The Company had approximately $156.2 million in outstanding revolver debt as of June 29, 2002.

At June 29, 2002, Unified had $70.4 million and $40.0 million outstanding in senior secured notes to certain insurance companies and pension funds under a note purchase agreement dated September 29, 1999 (as amended, the “Senior Note Agreement”).

In the 2002 period, Unified amended the Senior Note Agreement and the revolving credit facility. For the Senior Note Agreement, the amendment modified two financial covenants (consolidated tangible net worth and fixed charge coverage). The amendment assumes that improvements will be made in future performance with respect to both ratios starting in fiscal 2003. In addition, interest rates on both senior secured notes were increased by 0.25% until such time consolidated tangible net worth increases to $80.0 million after excluding future consolidated net income generated after September 29, 2001. The amendment relating to the revolving credit facility changed the requirements of certain financial covenants at September 29, 2001 and through fiscal year 2002, with respect to minimum tangible net worth, the fixed charge coverage ratio and the ratio of funded debt to earnings before interest, taxes, depreciation and amortization, and patronage dividends (“EBITDAP”). The amendment also increased borrowing costs to either: (i) LIBOR plus an increased applicable margin (the increase is reflected above) based on Unified’s leverage ratio or (ii) 0.75% plus the higher of the lender’s base rate or 0.50% above the lender’s borrowing rate. At its December 2001 meeting, the Board of Directors adopted a plan for Equity Enhancement—Fiscal Year 2002 and, as required by the amendment, provided the adopted plan to the lenders.

The credit agreements contain customary representations, warranties, covenants and default provisions for these types of financing. Obligations under the credit agreements are senior to the rights of members with respect to deposits, patronage dividend certificates and subordinated notes. Both the Senior Note Agreement and the revolving credit facility limit the incurrence of additional funded debt and the incurrence of liens except permitted liens. Additional funded debt is also limited when an event of default has occurred and is continuing. Examples of default conditions include the failure to pay an installment of principal or interest under the agreements, the making of false representations and warranties, and non-compliance with one or more financial covenants (minimum tangible net worth, fixed charge coverage ratio and funded debt to EBITDAP). The Senior Note Agreement and the revolving credit facility limit distributions to shareholders (including repurchase of shares) to permitted distributions which include patronage dividends and repurchases of the Company’s Class A Shares and Class B Shares as required by its bylaws, and prohibit all distributions when an event of default has occurred and is continuing. In the event the Company is not in compliance with the financial covenants of the Senior Note or revolving credit facility, the continued availability of loan funds or the terms upon which such loans would be available could be adversely impacted, and the impact could be material.

In December 2000, the Company purchased 80,000 shares of preferred stock of C&K Market, Inc. (“C&K”) for $8.0 million. Douglas H. Nidiffer, a director of the Company, is a shareholder, director and officer of C&K. In connection with the stock purchase transaction, C&K executed a ten-year supply agreement and the shareholders of C&K granted to the Company a put with respect to the preferred stock, exercisable upon occurrence of designated events including the nonpayment of permitted dividends or mandatory redemption payments. The supply agreement serves as a form of collateral for the Company until C&K redeems their preferred stock in full. As a result, no value was ascribed to the supply agreement. The preferred stock bears a 9.5% cumulative dividend rate, with cash payment of dividends deferred until November 15, 2002, and then payable only if permitted by applicable loan agreements. The preferred stock is convertible into 15% of the common stock of C&K under certain circumstances.

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

•	Shares of Class B Common Stock to the extent there exists any deficiency of a member-patron in meeting the requirements for holding Class B Shares specified in the Bylaws of the Company;

•
Subordinated Patronage Dividend Certificates (“Certificates”) to the extent of the balance of such patronage dividends for member patrons, such Certificates to have a minimum term of five years, an interest rate equal to an appropriate benchmark interest rate as such rate exists on the issuance date of the Certificates, such rate to be adjusted annually thereafter to be equal to the same benchmark interest rate on each anniversary of the date of issuance of the Certificates, with such other terms and conditions as shall be recommended by management and approved by the Board of Directors, which terms may include provision for conversion of Certificates into Class B Shares for member patrons on a basis to be determined.

Continued net operating losses from the Company’s subsidiary and other non-patronage activities, if not offset by gains from other non-patronage activities or, enhancement to the Company’s equity by other means could adversely affect operating results and the Company’s equity. The current deficit in the Company’s retained earnings has created restrictions on the Company’s current ability to redeem its own shares. The Company’s inability to redeem or repurchase Class B Shares could have an adverse effect on the Company’s ability to attract new members. In addition to the Equity Enhancement Plan, the Board of Directors continues to consider other alternatives to improve the Company’s shareholder equity.

Patrons are generally required to maintain a subordinated cash deposit with Unified. Member-patrons may satisfy the minimum deposit requirement through a combination of a cash deposit and the ownership of Class B Shares. In the Merger, former United members were provided the opportunity to build the minimum subordinated deposit over time, provided that they agreed to assign 80% of patronage dividends received for this purpose and maintain a supply agreement with Unified until the minimum deposit condition is satisfied. Upon termination of patron status, the withdrawing patron is entitled to recover deposits in excess of its obligations to Unified if permitted by the applicable subordination provisions, and a member-patron also will be entitled to have its shares redeemed, subject to applicable legal requirements, company policies and credit agreement limitations. With certain exceptions, Unified’s current redemption policy limits the Class B Shares that Unified is obligated to redeem in any fiscal year to 5% of the number of Class B Shares deemed outstanding at the end of the preceding fiscal year. For fiscal 2000, this limitation was exceeded by repurchases of shares in connection with the Merger. In connection with the Merger, Unified redeemed 71,310 Class B Shares of discontinued members for a total consideration before set-offs of $13.4 million. As described in the Form 10-K, Unified is not obligated to repurchase Class B Shares of terminated members until after September 27, 2002.

Redemption of all capital stock is subject to limitations imposed by the Articles of Incorporation and Bylaws, credit agreements to which the Company is a party, and restrictions imposed by law on the ability of a company to redeem its own shares. As a California corporation, the Company is subject to the provisions of the California General Corporation Law including Section 500 which limits the ability of the Company to make distributions, including distributions to repurchase its own shares and any payments on notes issued to repurchase Unified shares. Section 500 permits such repurchase and note payments only when retained earnings calculated in accordance with generally accepted accounting principles (“GAAP”) equals or exceed the amount of any proposed distribution or an alternative asset/liability ratio test is met. Historically through the operations of its subsidiaries, the Company has maintained sufficient retained earnings to accomplish its share repurchase program. As a result of costs associated with the Merger with United, operating losses of subsidiaries and Company-owned retail stores, including the Divestiture Stores, the Company’s retained earnings have been eliminated and are currently inadequate to permit repurchase of Company shares. The repurchase test permitted under Section 500 based on the ratio of assets to liabilities determined under GAAP with certain adjustments cannot currently be met since the Company relies heavily on borrowings to finance its operations. The Company is also a party to credit agreements containing financial and other covenants, which limit the ability of the Company to make purchases of capital stock under certain circumstances. The Company has established a trust for the purpose of facilitating the transfer of shares by Unified members obligated or entitled to sell shares in accordance with the Company’s redemption policy to existing members or new members who are authorized by the Board of Directors to buy shares in accordance with the Bylaws, during periods when the Company is legally unable to buy shares or otherwise elects to cause or permit outstanding shares to be transferred between members. The trust is not currently active. Funds used to purchase shares from selling members are exclusively sourced from funds provided by buying members.

Tax Matters

Income taxes are provided using the liability method prescribed by SFAS 109, “Accounting for Income Taxes”. At June 29, 2002, the Company had net deferred tax assets totaling $22.0 million, of which $13.8 million related to net operating loss carryforwards that expire in various years through 2020. The Company has established a valuation allowance of $10.3 million to reduce the net deferred tax assets to their estimated net realizable value as the Company may not realize the entire net operating loss carryforwards before their expiration. The valuation allowance is primarily related to retail store losses which include the Divestiture Stores. The remaining balance of the net deferred tax asset is expected to be realized through future operating results, reversal of taxable temporary differences, and tax planning strategies. For the 2002 period, the Company reported a net loss of $3.9 million. However, a tax benefit was not recorded because the realization requirement per SFAS 109 of “more likely than not” was not met during the period.

The Internal Revenue Service (the “IRS”) is currently examining the Company’s consolidated federal income tax returns for the fiscal year ended August 29, 1998, the transition period between August 29, 1999 through October 2, 1999 and fiscal year ended September 30, 2000. The IRS has proposed an adjustment to the federal income tax return filed for the fiscal year ended August 29, 1998 which, while not significant, will be offset by net operating loss carry backs.

Results of Operations

The following table sets forth selected financial data of the Company expressed as a percentage of net sales for the periods indicated below:

	For the Thirteen Weeks Ended		For the Thirty Nine Weeks Ended
	June 30, 2001	June 29, 2002	June 30, 2001	June 29, 2002
Net sales	100.0%	100.0%	100.0%	100.0%
Cost of sales	89.3	89.5	89.1	89.2
Distribution, selling and administrative	9.7	9.5	9.6	9.7
Operating income	1.0	1.0	1.2	1.1
Interest expense	0.9	0.8	1.0	0.9
Other Income		0.2		0.1
Earnings before estimated patronage dividends, income taxes and cumulative effect of change in accounting principle	0.1	0.4	0.2	0.3
Estimated patronage dividends	(0.5)	(0.6)	(0.5)	(0.5)
Loss before income taxes and cumulative effect of a change in accounting principle	(0.4)	(0.2)	(0.3)	(0.2)
Income taxes	—	—	—	—
Loss before cumulative effect of change in accounting principle	(0.4)	(0.2)	(0.3)	(0.2)
Cumulative effect of a change in accounting principle	—	—	—	—
Net loss	(0.4)	(0.2)	(0.3)	(0.2)

Thirteen Week Periods

Net sales. Net sales for the 2002 and 2001 third quarter periods (in this section only, the “2002 period” and the “2001 period”) were $721.3 million and $723.2 million, respectively. Sales for the 2002 period decreased $1.9 million over the 2001 period. The overall decrease in sales is attributable to the following:

•
Wholesale Distribution Segment:    Wholesale sales improved in the 2002 period compared to the 2001 period. The Company’s membership continues to add new stores across all of its regions. Distribution volume grew through the addition of 24 stores in southern California, 6 stores in northern California, and 8 stores in the Pacific Northwest by the membership. These new stores added $12.5 million over the 2001 period. Sales also increased $11.4 million as a result of a supply agreement, effective September 2001, to provide general merchandise products to a wholesaler in the Pacific Northwest. These sales increases were offset by a $13.1 million decline in the California region due to lower store volume and member store closures, as well as a $7.3 million decline in the Pacific Northwest region due to lower store volume resulting from competitive pressures and economic weakness in the region. In addition, the Company has closed or sold five company-owned stores resulting in reduced distribution volume of approximately $3.7 million.

•
Retail Segment: The Company’s retail sales decreased $5.0 million in the 2002 period compared to the 2001 period. The Company is currently operating six SavMax banner stores, two Apple Market banner stores in the northern California region, and two Thriftway banner stores in the Pacific Northwest region. Sales increased $3.8 million related to the two Apple Market banner stores acquired in June 2001. The Company has either closed or sold five stores since the 2001 period. As a result of these closures or sales, the retail sales volume decreased by approximately $7.3 million. Same store sales have also declined $1.5 million or 6.5% compared to the 2001 period as a result of competitive pressures.

•
All Other: Net Sales for the Company’s other wholly owned subsidiaries for the 2002 period decreased over the 2001 period by approximately $1.9 million. The decline in sales is attributable to lower financing revenues from the Company’s finance subsidiary and lower revenues in the Company’s printing and transportation operations. The reduction in sales was partially offset by higher premiums earned by the Company’s insurance subsidiary.

Cost of Sales.    Cost of sales was $645.2 million (89.5% of net sales) for the fiscal 2002 period compared to $645.9 million (89.3% of net sales) in the 2001 period. Cost of sales were comparable to the 2001 period.

Distribution, selling and administrative. Distribution, selling and administrative expenses were $68.7 million (9.5% of net sales) in the 2002 period, as compared to $70.2 million (9.7% of net sales) in the 2001 period. During the 2002 period the Company incurred costs associated with non-recurring activities. These non-recurring costs included $2.1 million associated with the shutdown and closure or sale of two company-owned stores. The overall $1.6 million decrease in expenses is due to the following factors.

•
Wholesale Distribution Segment: Expenses for the 2002 period were $2.2 million lower than the comparable 2001 period. The Company implemented a work force reduction in December 2001 as part of a comprehensive expense reduction program resulting in savings of $2.3 million for the 2002 period. Lower costs of $2.6 million were primarily the result of improved operational efficiencies stemming from a corporate inventory reduction program as well as ongoing labor saving initiatives. Offsetting the cost decreases the Company realized an increase in expenses of $2.3 million due mainly to higher utility costs, medical benefits and insurance premiums. In addition, the Company’s pension expense for the 2002 period was $0.4 million higher due to additional funding requirements associated with a decline in the value of pension plan assets attributable to a decline in the equity markets in 2001.

•
Retail Segment: Expenses for the 2002 period were $0.3 million higher than the comparable 2001 period. The Company’s two Apple banner stores in northern California were not in existence for the full 13 week period in 2001. As a result, expenses for the two stores for the 2002 period are $1.3 million higher than the 2001 period. The Company experienced an expense reduction of $1.0 million associated with store closures.

•	All Other: Distribution, selling and administrative expenses for the Company’s other wholly owned subsidiaries for the 2002 period were comparable to the 2001 period.

Interest.    Interest expense was $6.0 million (0.8% of net sales) in the 2002 period as compared to $6.8 million (0.9% of net sales) in the 2001 period. The Company’s effective borrowing rates for the 2002 and 2001 periods were 6.4 % and 7.5%, respectively. The decrease in interest expense is due to the lower effective borrowing rates and lower overall borrowing levels as a result of reduced levels of inventory.

Other income.    During the 2002 period, the Company finalized the sale of the remaining two Divestiture Stores, resulting in a gain of $1.8 million.

Estimated patronage dividends.    Estimated patronage dividends for the fiscal 2002 and 2001 periods were $4.3 million and $3.4 million, respectively. Estimated patronage earnings for fiscal 2002 are comprised of the interim patronage earnings from the Company’s three patronage pools: the Cooperative Division and the Southern California and Pacific Northwest Dairy Divisions. For the 2002 period, the Company had interim patronage earnings of $1.7 million in the Cooperative Division, $2.6 million in the Southern California Dairy Division and $69,000 in the Pacific Northwest Dairy Division. In the 2001 period, the Company had patronage earnings of $0.7 million in the Cooperative Division and $2.7 million in the Dairy Division. The earnings improvement of $0.9 million in the Cooperative Division, as compared to the 2001 period, is primarily due to management’s comprehensive expense reduction and cost recovery actions that more than offset the cost increases experienced as described above.

Net loss.    The net loss for the 2002 period decreased to $1.1 million compared to a net loss of $3.1 million for the 2001 period. Net profits or losses generated by the Company’s subsidiaries and non-patronage activities are not included in patronage earnings distributions of the Cooperative Division.

•
Wholesale Distribution Segment: The specialty food products, international, and certain other non-patronage distribution activities within the wholesale distribution segment contributed profits for the 2002 period of $169,000 compared to an $870,000 loss for the 2001 period. The profit improvement is primarily due to the operating efficiencies gained at the Company’s specialty food products activities and the profits from the Company’s non-patronage business.

•
Retail Segment: Retail losses for the 2002 period, adjusted to exclude the $1.8 million gain resulting from the sale of the Divestiture Stores, were $3.3 million as compared to $3.2 million for the 2001 period.

•
All Other: The Company’s other subsidiary activities had earnings of $201,000 for the 2002 period compared to earnings of $946,000 for the 2001 period. The reduction in earnings was due to lower financing revenues from the Company’s finance subsidiary and lower sales in the Company’s printing and transportation operations.

Thirty Nine Week Periods

Net sales.    Net sales for both the 2002 and 2001 periods were $2.2 billion. Sales for the 2002 period increased $7.3 million over the 2001 period. The overall increase in sales is attributable to the following:

•
Wholesale Distribution Segment: Wholesale sales increased $13.8 million over the 2001 period. The Company’s members continue to add new stores across all regions of the Company. Distribution volume grew through the addition of 36 stores in southern California, 8 stores in northern California, and 15 stores in the Pacific Northwest during the 2002 period. These new stores added $38.1 million in volume over the 2001 period. Sales also increased $34.3 million as a result of a supply agreement, effective September 2001, to provide general merchandise products to a wholesaler in the Pacific Northwest. Sales in the Company’s specialty food products subsidiary and international division increased $7.3 million in the 2002 period, of which $3.5 million was due to new business with a national chain. These improvements were partially offset by a $16.9 million decline in the California region due to lower store volume and member store closures, as well as a $27.6 million decline in the Pacific Northwest region due to lower store volume resulting from competitive pressures and economic weakness in the region. Sales improvements were also partially offset by lower distribution volume of approximately $9.2 million resulting from the closure or sale of five Company-owned stores in the 2002 period. In addition, general merchandise sales volume declined $7.1 million due primarily to the loss of a large non-member customer, member store closures as well as competitive pressures and economic weakness in the Pacific Northwest.

•
Retail Segment: Sales in the 2002 period for the Company-owned retail locations decreased by $11.1 million compared to the 2001 period. Sales declined $19.0 million due to the closure or sale of five stores in the 2002 period. Same store sales decreased $3.9 million or 5.3% due to competitive pressures.

Offsetting the decrease was the addition of two Apple Market stores acquired in June 2001 that contributed $11.8 million in additional sales during the period.

•
All Other: Net Sales for the Company’s other wholly owned subsidiaries for the 2002 period decreased over the 2001 period by approximately $3.1 million. The decrease in sales is attributable to lower financing revenues from the Company’s finance subsidiary and lower revenues in the Company’s printing and transportation operations. The reduction in sales was partially offset by higher premiums earned by the Company’s insurance subsidiary.

Cost of Sales. Cost of sales was $1.9 billion (89.2% of net sales) for the fiscal 2002 period compared to $1.9 billion (89.1% of net sales) in the fiscal 2001 period.

Distribution, selling and administrative. Expenses were $211.6 million (9.7% of net sales) in the 2002 period, as compared to $208.8 million (9.6% of net sales) in the 2001 period. During the 2002 period the Company incurred costs associated with non-recurring activities. The Company also implemented a work force reduction in December 2001 as part of a comprehensive expense reduction program resulting in severance costs of $0.6 million. These non-recurring costs include $7.8 million associated with the shutdown and closure or sale of five company-owned stores. The overall $2.8 million increase in expenses is due to the following factors:

•
Wholesale Distribution Segment: Expense for the 2002 period was comparable to the 2001 period. The Company implemented a work force reduction in December 2001 as part of a comprehensive expense reduction program, resulting in savings of $3.5 million for the period. Lower costs of $3.5 million were also the result of improved operational efficiencies stemming from a corporate inventory reduction program as well as ongoing labor saving initiatives. Offsetting the cost decreases the Company realized an increase in expenses of $5.9 million due mainly to higher utility costs, medical benefits and insurance premiums. In addition, the Company’s pension expense for the 2002 period was $1.1 million higher due to additional funding requirements associated with a decline in the value of pension plan assets attributable to a decline in the equity markets in 2001.

•
Retail Segment: Expense for the 2002 period was $3.0 million higher than the comparable 2001 period. The addition of two Apple banner stores in northern California contributed $3.8 million in cost over the prior year. Additional expenses of $1.4 million attributable to the SavMax banner stores were used to re-merchandise and reset store shelves in the first quarter of 2002. Same store expenses increased $1.5 million during the 2002 period as a result of higher utilities, advertising and labor costs. Offsetting the higher expense was a $3.7 million reduction in expenses associated with store closures.

•	All Other: Distribution, selling and administrative expenses for the Company’s other wholly owned subsidiaries for the 2002 period were comparable to the 2001 period.

Interest.    Interest expense was $18.5 million (0.9% of net sales) in the 2002 period as compared to $21.6 million (1.0% of net sales) in the 2001 period. The Company’s effective borrowing rates for the 2002 and 2001 periods were 6.4% and 8.0%, respectively. The decrease in interest expense is due to the lower effective borrowing rates and lower overall borrowing levels.

Other income.    During the 2002 period, the Company finalized the sale of the remaining two Divestiture Stores, resulting in a gain of $1.8 million.

Estimated patronage dividends.    Estimated patronage dividends for the fiscal 2002 and 2001 periods were $10.0 million and $11.0 million, respectively. Estimated patronage earnings for fiscal 2002 are comprised of the interim patronage earnings from the Company’s three patronage pools: the Cooperative Division and the Southern California and Pacific Northwest Dairy Divisions. For the 2002 period, the Company had interim patronage earnings of $1.9 million in the Cooperative Division, $7.9 million in the Southern California Dairy Division and $214,000 in the Pacific Northwest Dairy Division. In the 2001 period, the Company had patronage earnings of $3.1 million in the Cooperative Division and $7.9 million in the Dairy Division.

Net loss.    The net loss for the 2002 period was $3.9 million compared to a net loss of $5.7 million for the 2001 period. Net profits or losses generated by the Company’s subsidiaries and non-patronage activities are not included in patronage earnings of the Cooperative.

•
Wholesale Distribution Segment: The specialty food products, international, and certain other non-patronage distribution activities within the wholesale distribution segment contributed profits for the 2002 period of $1.4 million compared to $425,000 for the 2001 period. The improvement is attributed to transitioning the source of certain specialty volume from southern to northern California in the second quarter of the 2001 period and additional sales volume relating to the Company’s non-patronage activities.

•
Retail Segment: Retail losses for the 2002 period, adjusted to exclude the $1.8 million gain resulting from the sale of the Divestiture Stores, were $8.2 million as compared to $6.6 million for the 2001 period. Operating losses and shutdown costs from the closed stores contributed to the losses in both years. Losses in the 2002 period were higher than the 2001 period due to weakening sales and the higher costs associated with re-merchandising and remodeling activities.

•
All Other: The Company’s other subsidiary activities had earnings of $1.4 million for the 2002 period as compared to earnings of $2.2 million for the 2001 period. The reduction in earnings was due to lower financing revenues from the Company’s finance subsidiary and lower revenues in the Company’s printing and transportation operations.

Additional Discussion and Analysis

The Company’s management deals with many risks and uncertainties in the course of performing their responsibilities. The Additional Discussion and Analysis section provides additional information on such issues.

The Company’s operating results are highly dependent upon maintaining and growing its distribution volume to members. The Company’s top ten customers constitute approximately 30% of total sales. A significant loss in customers or volume could adversely affect the Company’s operating results. The Merger with United, as described in the Company’s Annual Report on Form 10-K/A, created goodwill approximating $29.2 million, net of amortization at June 29, 2002. To date, the sales activity and customer base of the combined entity remain strong. However, a significant loss in volume from former customers of United could potentially impair the carrying amount of goodwill necessitating a write down in this asset.

Like the wholesale distribution business, the Company’s retail business is highly dependent upon increasing sales to its customer base. However, deteriorating sales and continued operating losses from the Company’s retail segment could adversely affect the valuation of the business units and potentially impair the carrying amount of the goodwill related to the Company’s acquisition of SavMax. Goodwill associated with the acquisition of SavMax was approximately $20.8 million, net of amortization at June 29, 2002.

The Company is subject to certain economic factors that are beyond the control of the Company, including inflation and deflation. The degree to which the acquisition cost of products purchased by the Company for resale to customers is stable and/or deflating could have an adverse effect on the Company’s business and results of operations. The Company’s pricing programs typically assess a percentage fee above the Company’s cost of the product. During periods of little or no inflation in the cost of goods procured for resale, the Company’s ability to maintain the dollar profit margin needed to offset increases in costs is reduced. The Company operates in a highly competitive market place and passing on cost increases to customers is difficult. The Company has recently experienced higher operating expenses, including but not limited to energy, fuel and employee wages and benefits. The Company’s facilities are principally in California and the Pacific Northwest, regions that have experienced significantly increased utility costs. In the first quarter of fiscal year 2002, the Company implemented an additional charge to its customers to offset the increased cost of energy incurred by the Company.

In response to the increase in operating costs, the Company has implemented comprehensive expense reduction initiatives. As part of these initiatives, the Company eliminated approximately 200 budgeted positions impacting nearly all divisions, departments and facilities in the first quarter of fiscal year 2002. The Company expects that the position elimination will result in a reduction of personnel costs of approximately $6.2 million on an annualized basis.

Changes in economic conditions could also adversely affect the customer’s ability to meet certain obligations to the Company or leave the Company exposed for obligations the Company has guaranteed. Loans to members, trade receivables and lease guarantees could be at risk in a sustained recessionary environment. In response to this potential risk, the Company establishes reserves for notes receivable, trade receivables, and lease guarantees, net of sub-lease offsets, for which the Company may be at risk for default. In such a situation, the Company would be required to foreclose on assets provided as collateral or assume payments for leased locations for which the Company has guaranteed payment. Although the Company believes its reserves to be adequate, the Company’s operating results could be adversely affected in the event that actual losses exceed available reserves.

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

The Company’s insurance subsidiaries are regulated by the State of California and are subject to the rules and regulations promulgated by the appropriate regulatory agencies. Reserves are established to fund payments under policies issued to policyholders. The adequacy of the reserves is reviewed annually by actuarial evaluation conducted by a third party actuary. The amount of required reserves is affected by various assumptions and actuarial calculations including but not limited to health care cost trends, mortality rates, demographics, federal and state law, as well as insurance claim trends. As a result, the amount of reserves required to settle future claims may vary from year to year. Although the Company believes its reserves to be adequate, significant and adverse changes in the experience of claims settlement could negatively impact operating results if the Company’s claim cost experiences exceed the actuarial calculations.

As disclosed in the Company’s Annual Report on Form 10-K/A, the Company’s loan agreements require improved performance in future periods to continue financial covenant compliance. Failure to improve performance could have an adverse affect upon the continued availability of loan funds or the terms upon which loan funds would continue to be available, and the impact could be material.

Critical Accounting Policies

The Securities and Exchange Commission (“SEC”) recently issued disclosure guidance for “critical accounting policies.” The SEC defines “critical accounting policies” as those that require application of management’s most difficult, subjective or complex judgments, often as a result of the need to make estimates about the affect of matters that are inherently uncertain and may change in subsequent periods. We believe that our critical accounting policies and important accounting practices are outlined and described below. For a detailed discussion on the application of these and other policies, see Note 1 in the Notes to Consolidated Financial Statements in the Company’s Form 10-K/A.

Insurance Reserves:    The Company’s insurance subsidiaries require management to make estimates of claims anticipated to be made in the future by policy holders and to establish appropriate reserves for those claims. Insurance reserves are recorded based on estimates made by management and validated by third party actuaries to ensure such estimates are within acceptable ranges. Actuarial estimates are based on detailed analyses of health care cost trends, mortality rates, claims history, demographics, industry trends and federal and state law. As a result, the amount of reserve and related expense is significantly affected by the outcome of these studies. Insurance reserves maintained by the Company’s insurance subsidiaries were approximately $46.7 million as of June 29, 2002.

Allowance for Uncollectible Accounts and Notes Receivable: The preparation of the Company’s financial statements requires management to make estimates of the collectability of its accounts and notes receivable. Management specifically analyzes accounts receivable and historical bad debts, customer credit-worthiness, current economic trends and changes in customer payment patterns when evaluating the adequacy of the allowance for doubtful accounts. In determining the appropriate level of reserves to be established, the Company utilizes several techniques including specific account identification, percentage of aged receivables and historical cash collection trends. In addition, when establishing reserves, the Company takes into consideration collateral such as redemption notes, Class B Shares, cash deposits and personal guarantees. A bankruptcy or financial loss associated with a major customer could have a material adverse effect on the Company’s sales and operating results. The Company’s allowance for doubtful accounts was approximately $13.5 million as of June 29, 2002.

Lease Loss Reserves: The Company must estimate and record appropriate reserves for leased property for which the Company provides lease guarantees and sub-leases to its member patrons. Variables affecting the level of reserves recorded include the remaining lease term, vacancy rates of leased property, state of the economy, property taxes, common area maintenance costs and estimated timeframes to sub-let property. In estimating the appropriate level of reserves to record, the Company estimates the amount of losses to be incurred over the remaining term of the lease and discounts these amounts to their net present value and the reserves are adjusted accordingly. The Company’s lease loss reserves were approximately $13.5 million as of June 29, 2002.

Intangibles and Long Lived Assets: The Company assesses, as required by paragraphs 4 and 5 of SFAS No. 121, “Accounting for the Impairment of Long Lived Assets”, the recoverability of the carrying amount of its long lived and certain identifiable intangible assets at least annually or when events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. If circumstances indicate that the carrying amount of an asset that the Company expects to hold and use may not be recoverable, the Company will estimate the future cash flows (undiscounted and without interest charges) expected to result from the use of the asset and its eventual disposition. If the sum of the expected future cash flows is less than the carrying amount of the asset, the Company then would recognize an impairment loss in accordance with SFAS No. 121.

Tax Valuation Allowances: The Company accounts for income taxes in accordance with SFAS No. 109, “Accounting for Income Taxes”, which requires that deferred tax assets and liabilities be recognized using enacted tax rates for the effect of temporary differences between the book and tax bases of recorded assets and liabilities. SFAS No. 109 also requires that deferred tax assets be reduced by a valuation allowance if it is more likely than not that some portion or all of the deferred tax asset will not be realized. As of June 29, 2002, the Company has approximately $22.0 million in deferred tax assets, of which $13.8 million relates to net operating loss carry-forwards that expire in various years through 2020 and a valuation allowance of approximately $10.3 million.

Benefit Plans: Assumptions used in determining projected benefit obligations and the fair value of plan assets for the Company’s pension plans and postretirement benefit plans other than pension plans are regularly evaluated by management in consultation with outside actuaries who are relied upon as experts. In the event that the Company determines that changes are warranted in the assumptions used, such as the discount rate, expected long term rate of return on plan assets, or health care cost, future pension and postretirement benefit expenses could increase or decrease.

Item 3.    Quantitative and Qualitative Disclosures About Market Risk

Unified has only limited involvement with derivative financial instruments. They are used to manage well defined interest rate risks. Unified entered into a five-year interest rate collar agreement in February 1999 in relation to certain borrowings on its variable rate revolving credit. The collar agreement was put in place without incurring a fee with respect to the collar transaction. The hedge agreement is structured such that Unified pays a variable rate of interest between 6% (cap rate) and 4.94% (floor rate) based on a notional amount of $50.0 million. The weighted average interest rate, prior to lender’s margin, on borrowings on the revolving credit was 1.96% at June 29, 2002. Due to fluctuating interest rates, the fair value of the collar was $(1,918,000) as of June 29, 2002, $(1,299,000) as of March 30, 2002 and $(1,790,000) as of September 29, 2001. As a result, the Company recorded unrealized losses of $(619,000) and $(128,000) for the thirteen and thirty-nine week periods ended June 29, 2002, respectively.

Unified is subject to interest rate changes on its notes payable under the Company’s credit and note agreements which may affect the fair value of the notes payable. Based on the notes payable outstanding at June 29, 2002 and the current market condition, a 100 basis point increase in interest rates would decrease cash flow and earnings on an annual basis by approximately $1.6 million. Conversely, a 100 basis point decrease in interest rates would increase cash flow and earnings annually by approximately $1.6 million.

With the adoption of SFAS No. 133, the Company’s investments in convertible bonds were reclassified from available for sale securities to trading securities. As a result of changing the classification of the convertible bonds, the Company is subject to market risk associated with fluctuations in interest rates and the market value of the embedded conversion feature. For the thirteen and thirty-nine week periods ended June 29, 2002, the Company recorded a net (loss) and gain, due to the changes in the fair value of the convertible bonds of approximately $(46,000) and $195,000, respectively.

PART II.    OTHER INFORMATION

Item 1.    Legal Proceedings

We are a party to various litigation, claims and disputes, some of which are for substantial amounts, arising in the ordinary course of business. While the ultimate effect of such actions cannot be predicted with certainty, we expect that the outcome of these matters will not result in a material adverse effect on our business, financial condition or results of operations.

During the 2002 period, we became involved in litigation in the state of Hawaii stemming from the Company’s 1996 sale of a subsidiary to a private investor and the subsequent bankruptcy and liquidation of such business. In re: Hawaiian Grocery Stores, Ltd; and Mark J.C. Yee vs. Unified Western Grocers, Inc., Certified Grocers of California, Ltd., and Grocers Specialty Company, and KPMG, was filed December 14, 2001, and is pending in the bankruptcy court of the United States District Court for the District of Hawaii. In this case, the Trustee for the bankruptcy estate, who is the plaintiff in the matter, has asserted preference claims against Certified Grocers of California, Ltd. (“Certified”), the predecessor of Unified, based on alleged insider relationship, fraudulent transfer claims against Certified and Grocers Specialty Company, fraud claims against Certified, Grocers Specialty Company and other unnamed parties, and contract and tort claims against KPMG. In its prayer for relief, the plaintiff seeks judgment against the defendants for $13.5 million, plus interest, punitive damages of $10 million and other unspecified damages. The Trustee also filed a complaint in the Hawaii Circuit Court, First Circuit, entitled Mark J.C. Yee, Trustee for the Bankruptcy Estate of Hawaiian Grocery Stores, Ltd., vs. Unified Western Grocers, Inc., Certified Grocers of California, Ltd., Grocers Specialty Company, RHL, Inc., Alfred A. Plamann, Charles Pilliter, Daniel T. Bane, Robert M. Ling, David A. Woodward, Richard H. Loeffler, Fletcher Robbe, Goodsill Anderson Quinn and Stifel, and Does 1-10 on May 17, 2002. This action, which generally arises out of the same transactions that are the subject of the Federal District Court proceeding referenced above, asserts breach of fiduciary duties by the officers and directors of Hawaiian Grocery Stores, Ltd. (“HGS”), the controlling shareholder of HGS and the controlling shareholder’s parent corporation, and breach of fiduciary duties by defendants Goodsill, Loeffler, RHL, Inc., and Robbe. Officers of the Company were officers and directors of HGS during certain periods and a subsidiary of the Company was a shareholder of HGS during certain periods. The complaint seeks compensatory damages of approximately $13.5 million, plus interest, punitive damages of $10.0 million and other unspecified damages. These proceedings are in their very early stages and the Company intends to vigorously defend this litigation.

Item 2.    Changes in Securities and Use of Proceeds

None

Item 3.    Defaults upon Senior Securities

None

Item 4.    Submission of Matters to a Vote of Security Holders

None

Item 5.    Other Information

None

Item 6.    Exhibits and Reports on Form 8-K

(a) Exhibits

None

(b) Reports on Form 8-K

None

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Dated: August 13, 2002

UNIFIED WESTERN GROCERS, INC. (Registrant)

By:	/s/ ALFRED A. PLAMANN
Alfred A. Plamann President and Chief Executive Officer

By:	/s/ RICHARD J. MARTIN
Richard J. Martin Executive Vice President, Finance & Administration and Chief Financial Officer

By:	/s/ WILLIAM O. COTÉ
William O. Coté Vice President, Controller