Form 10-K
period 2002-09-28
UNIFIED WESTERN GROCERS INC
filed 2003-01-13
CIK 320431

Securities and Exchange Commission

Washington, D.C. 20549

Form 10-K

(Mark One)

[X] Annual report pursuant to Section 13 or 15(d) of the Securities  Exchange Act of 1934 for the fiscal year ended September 28, 2002

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

Registrant’s telephone number, including area code: (323) 264-5200

Securities registered pursuant to Section 12(b) of the Act: None

Securities registered pursuant to Section 12(g) of the Act:

Title of each class	Name of each exchange

Class A Shares	None
Class B Shares	None

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes  [X]            No  [  ]

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  [  ]

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Act.) Yes  [  ]            No  ☒

State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold, or the average bid and asked price of such common equity, as of the last business day of the registrant’s most recently completed second fiscal quarter. There is no public common equity float of the Company’s voting and non-voting common equity.

The number of shares outstanding of each of the registrant’s classes of common stock, as of December 28, 2002 were as follows:

Class A:  70,925 sharesClass B:  478,909 sharesClass C:  18 shares

Documents Incorporated By Reference: Portions of the proxy statement for the 2003 annual meeting in Part III.

Part 1

Item 1.     BUSINESS

General

Unified Western Grocers, Inc. (“Unified” or the “Company”) is a grocery wholesaler serving supermarket operators in California, Oregon, Washington, western Idaho, Nevada, Arizona, Hawaii, Colorado, Utah and various foreign countries in the South Pacific and elsewhere. Unified sells a wide variety of grocery products to its customers. Unified also provides support services to its patrons, including finance, merchandising services, insurance and transportation. Products and services available to patrons vary depending upon location. The Company’s marketing platform is built on offering its customers better value than is available elsewhere by combining competitive pricing with superior selection, quality, service and convenience.

In September 1999, Unified completed a merger (the “Merger”) with United Grocers, Inc. (“United”), a grocery cooperative headquartered in Milwaukie, Oregon. In connection with the Merger, the Company changed its name from Certified Grocers of California, Ltd. to Unified. Effective September 27, 1999, the Company also changed its fiscal year end from the Saturday nearest August 31 to the Saturday nearest September 30. During the transition period of August 29, 1999 through October 2, 1999 the Company recorded a net loss of approximately $7.3 million primarily due to early termination benefits paid to employees of both United and Certified that totaled $6.3 million.

The Merger provided Unified members with various benefits, including economies of scale and the elimination of duplicate facilities and functions, including legal, accounting and management information systems and services. The Merger also allowed for an increase of purchasing volume resulting in more favorable pricing on certain products and wider availability of products and services not previously offered by the separate companies.

A California corporation organized in 1922 and incorporated in 1925, Unified does business primarily with those customers that qualify and have been accepted as “member-patrons”. The Company’s member-patrons are primarily independent grocers. The Company operates as a cooperative for tax purposes except with respect to business conducted with non-patrons and business conducted by its subsidiaries. Unified establishes minimum purchase requirements for its member-patrons, which may be modified from time to time by the Company’s Board of Directors. Patrons that do not meet member-patron purchase requirements may conduct business with Unified either as an “associate-patron” or as a customer on a non-patronage basis. Associate-patrons have reduced minimum purchase requirements, are required to establish cash deposits, and do not own shares of capital stock of Unified. The earnings of the Company’s subsidiaries and non-patronage business of the cooperative are generally retained by the Company, while the earnings of the parent company attributable to patronage business conducted with its members are generally distributed to its patrons in the form of patronage dividends.

During the period from August 29, 1999 through September 28, 2002 the Company had patronage earnings of $47 million from its three patronage earnings divisions that were distributed to its members in the form of patronage dividends. However, the Company’s subsidiary and non-patronage activities during this period incurred aggregate losses that resulted in retained earnings of $17.1 million at August 28, 1999 being reduced to an accumulated deficit of approximately $21.9 million at September 28, 2002. These losses occurred in the Company’s retail grocery business, certain other unprofitable subsidiaries and one-time transition costs associated with the merger with United. During this time period, the Company pursued several initiatives to return its retail and other subsidiary operations to profitability, including the closure and sale of underperforming retail locations and subsidiary businesses. While substantial improvements had been made in the retail operations, the Company believed future improvement would require continued capital investments that might be at risk. As a result, on September 25, 2002, the Company’s Board of Directors approved a plan to exit retail and other unprofitable subsidiary activities. Concurrent with this decision, the Board of Directors also approved a plan to effect a quasi-reorganization. A quasi-reorganization is an accounting procedure that eliminates an accumulated deficit in retained earnings and permits the company to proceed on much the same basis as if it had been legally reorganized. A quasi-reorganization involves restating the company’s assets and liabilities to their fair values. Any remaining deficit in retained earnings is then eliminated by a transfer from paid in capital and capital stock, if necessary, giving the Company a “fresh start” with a zero balance in retained earnings. To reflect these actions, the Company wrote down certain current and non- current assets, including goodwill, associated with the retail operations being exited and accrued estimated losses expected to be incurred during the disposal period and certain other costs related to the closed retail locations. In addition, the Company adjusted its non-current assets and liabilities to fair value. The effect of these two actions resulted in a net retained deficit that was eliminated by a transfer from paid in capital, Class A and Class B Shares. (See Notes 2 and 3.)

Wholesale Distribution Business

The Company’s wholesale distribution business represented approximately 94% and 95% of net sales for the fiscal years ended September 29, 2001 and September 28, 2002, respectively. The wholesale business includes a broad range of branded and private label products in nearly all food categories including dry grocery, frozen, delicatessen, general merchandise, boxed meat, service deli, ice cream, bakery, dairy and produce.

The wholesale distribution segment includes the results of operations from the sale of food and general merchandise items to supermarket operators, both members and non-members, and sales to company-owned retail stores. The Company’s patronage earnings are based on the combined results of the Company’s three patronage earnings divisions: the Southern California Dairy Division, the Pacific Northwest Dairy Division and the Cooperative Division. The Company also does business on a non-patronage basis in the wholesale distribution segment through its specialty food sales company, its international sales division and to non-member customers of the cooperative.

Unified distributes its various product lines from warehouse and manufacturing facilities located in Los Angeles, Commerce, Santa Fe Springs, Stockton, Hayward and Fresno, California and Milwaukie, Oregon.

Unified sells a full line of branded grocery and nonfood items supplied by unrelated manufacturers and also sells merchandise under its own private labels, including the Springfield, Special Value, La Corona, and Golden Creme trade names. Unified also sells private label brand goods under the Western Family, Foremost, Cottage Hearth and Better Buy labels. Unified operates its own bakery and fluid milk bottling manufacturing facilities in Southern California. Unified is not dependent upon any single source of supply in any of its businesses, except for the Company’s Southern California Dairy Division. Most of the raw milk used in production in the Los Angeles fluid milk bottling facility is purchased from a dairy cooperative which provides such products at prices established by the State of California. Management believes that alternative suppliers are available for substantially all of the Company’s products and that the loss of any one supplier would not have a material adverse effect on the Company’s business.

During the course of its business, Unified enters into supply agreements with certain members and customers. These agreements require that the member or customer purchase certain agreed amounts of their merchandise requirements from Unified and obligates Unified to supply such merchandise pursuant to agreed terms and conditions relating to such matters as pricing and delivery. The supply agreements vary in terms and length.

Retail Business

In fiscal 1993, the Company initially acquired a 10% equity interest in SavMax Foods, Inc. (“SavMax”) a member-patron operating seven retail stores. The Company subsequently purchased the remaining common and preferred shares of SavMax in December 1998. While seeking a qualified buyer for the stores, the Company initiated a process to improve its financial performance. Several changes were made to improve operations, with a key focus on pricing, selection, service and overall store appearance. The stores faced deteriorating conditions in the local economies and increasing competitive pressures. In fiscal 2002, the Company established an Ad Hoc Committee consisting of certain Board of Director members to provide further guidance and input on retail performance. The Company made improvements to the SavMax chain that included the remodel of two store locations, re-merchandising of all stores, and the sale of one under performing store. At September 28, 2002, the Company continued to operate six of the original seven SavMax store locations.

As a means to facilitate members’ ability to acquire store locations, the Company in May 1999 entered into an agreement to purchase certain assets related to 32 stores divested in connection with Albertsons, Inc.’s merger with American Stores, Inc. The acquisition was completed in October 1999. As part of this transaction, the Company sold or otherwise permitted the direct transfer of 26 of these stores to the Company’s members coincident with the closing of the transaction. The transaction resulted in additional supply volume of approximately $52 million annually related to the ongoing purchases by the new member stores. Pursuant to its obligations under this transaction, the Company operated the remaining 6 stores (the “Divestiture Stores”) for a period of time. All of the Divestiture Stores were sold, subleased or closed as of the fiscal year ended September 28, 2002.

The Company acquired four stores as part of the Merger in September 1999. Due to poor operating performance, the Company subsequently closed three stores in fiscal 2002. The Company also acquired three stores in Northern California in June 2001. The Company sold one of the stores to a non-member national chain customer that the Company continues to provide limited distribution of products in fiscal 2002.

At September 28, 2002, the Company’s retail business consisted of twelve stores, nine of which were operating. The Company’s retail business collectively accounted for approximately 5% and 4% of the Company’s sales for the fiscal years ended September 29, 2001 and September 28, 2002, respectively.

As a result of continued operating losses generated by its retail operations, the Company initiated detailed studies and evaluations of its retail operations supervised by the Ad Hoc committee of the Board of Directors. On September 25, 2002, the Board approved a plan to exit unprofitable retail operations. The plan of disposition included the closure of three retail stores prior to September 28, 2002. The remaining nine stores will either be sold or closed in fiscal 2003. Four of these stores were closed subsequent to year-end. The Company’s retail operations are treated as discontinued operations in the accompanying consolidated financial statements.

Other Support Businesses

The Company’s other support businesses collectively accounted for approximately 1% of the Company’s consolidated net sales for the fiscal years ended September 29, 2001 and September 28, 2002. In fiscal 2002, the Company’s other support businesses consisted of finance, insurance, printing and transportation. Certain support businesses originally acquired as part of the Merger (Western Security, Western Passage Express and Northwest Process, Inc.) were unprofitable when acquired and future profitability was doubtful. As a result, on September 25, 2002, the Board also approved a plan to exit all unprofitable subsidiary operations.

Competition

The grocery industry, including the wholesale food distribution business, is characterized by intense competition and low profit margins. The shifting of market share among competitors is typical of the wholesale food business as competitors attempt to increase sales in any given market. In order to compete effectively, the Company must have the ability to meet rapidly fluctuating competitive market prices, provide a wide range of perishable and nonperishable products, make prompt and efficient delivery, and provide the related services that are required by modern supermarket operations.

The Company competes with a number of local and regional grocery wholesalers and with a number of major businesses that market their products directly to retailers, including companies having greater assets and larger sales volume than the Company. The Company’s customers compete at the retail level with several chain store organizations that have integrated wholesale and retail operations.

In competing for customers, the Company places emphasis on high quality and a wide assortment of products, low service fees and reliability of scheduled deliveries. The Company believes that providing a range of quality support services to its retail store customers can be an important factor in the success of its customers.

Customers

Unified is a cooperative organization that conducts business principally with its members. The Company’s Bylaws provide for:

•	Member-patrons, that are the shareholders of the Company and participate in the patronage dividend programs; and

•	Associate-patrons that do not own shares but do participate in the patronage dividend programs.

Unified also conducts business with non-member customers on a non-patronage basis. The Company’s customers and patrons are primarily retail grocery store operators ranging in size from single store operators to multiple store chains. The Company’s largest customer and ten largest customers accounted for approximately 8% and 30%; 7% and 30% and 7% and 30% of net sales from continuing operations for the fiscal years ended September 30, 2000, September 29, 2001 and September 28, 2002, respectively. In addition, the Company’s 10 largest credit customers accounted for approximately 27% and 22% of total accounts receivable at September 29, 2001 and September 28, 2002, respectively.

Capital Stock

Class A Shares.    Class A Shares may be held only by member-patrons of Unified. In order to qualify for and retain member-patron status, a person or other entity (1) must patronize Unified in amounts and in a manner as is established by the Board of Directors; (2) must have approved financial standing; (3) must make application in such form as is prescribed by Unified; and (4) must be accepted as a member only after approval by the Board of Directors. Each holder of Class A Shares is entitled to one vote per share on all matters to be voted upon by the shareholders, and may cumulate votes in connection with the election of 80% of the directors.

During 2002, Unified required that each of its member-patrons acquire and hold 100 Class A Shares. The price for these shares is the book value per share of the Company’s outstanding shares at the close of the fiscal year ended prior to purchase. In November 2002, the Board of Directors amended the Bylaws to increase the required holdings of Class A Shares by a member-patron to 150 shares at the end of fiscal 2003, 200 shares at the end of fiscal 2004, 250 shares at the end of fiscal 2005, 300 shares at the end of fiscal 2006, and 350 shares at the end of fiscal 2007.

Class B Shares.    Each holder of Class A Shares must also own a number of Class B Shares in an amount established by the Board of Directors of Unified. Unified currently requires each member-patron to acquire, over time, Class B Shares having combined issuance values in an amount equal to the member-patron’s required subordinated cash deposit. The share price is the book value per share of the outstanding shares at the close of the fiscal year ended prior to purchase. Ownership of Class B Shares is limited to member-patrons or former member-patrons that have tendered such shares to Unified for redemption. The holders of Class B Shares currently have the right to elect 20% of the authorized number of directors. Except as provided above or by California law, the holders of Class B Shares do not have any voting rights.

Class B Shares are generally issued to member-patrons as part of the Cooperative Division patronage dividends paid to the member-patron over a period of five consecutive fiscal years, beginning with the first full fiscal year following admission as a member-patron. The Class B issuance formula generally provides that the member-patron will hold Class B Shares having issuance values equal to 20% of the member-patron’s Class B Share requirement after the first full year of patronage dividend, 40% of the Class B Share requirement after the second patronage dividend, and so on until the member-patron reaches 100% of its Class B Share requirement after the fifth patronage dividend.

If following the issuance of Class B Shares as part of the patronage dividend for any given fiscal year, the member-patron does not hold Class B Shares having combined issuance values equal to the amount of Class B Shares required to be held by the member-patron, then additional Class B Shares must be purchased by the member-patron in a quantity sufficient to achieve the required amount. The issuance of additional Class B Shares will be paid for by charging the member-patron’s cash deposit account in an amount equal to the issuance value of the additional Class B Shares or upon direct purchase.

Member-patrons that were former United members and who did not receive sufficient Class B Shares in the Merger to meet the minimum Class B Share ownership deposit requirements were provided with the following alternatives subsequent to the Merger: (i) provide a cash deposit for the deficiency; (ii) purchase additional Class B Shares to cover the deficiency; or (iii) assign 80% of the Cooperative Division patronage dividends the shareholder will receive in the future to Unified to purchase Class B Shares for the account of the shareholder until the deficiency is eliminated. During that period, Unified will require the member to purchase at least the percentage of product purchased during the most recent 12 month period prior to the Merger under a supply agreement with Unified.

Member-patron deposit fund deficiencies were approximately $7.6 million and $8.7 million for fiscal years ended September 29, 2001 and September 28, 2002, respectively.

Class C Shares.    Class C Shares are held by members of the Board of Directors. Each Director purchases one Class C Share for ten dollars. Class C Shares are non-voting shares and share in liquidation at a value of ten dollars per share.

Class E Shares.    In December 2002, as an additional part of its fiscal 2003 equity enhancement plan, the Board of Directors authorized submission to the shareholders of a proposal to create a new class of equity, to be denominated “Class E Shares”, by amendment to the Articles of Incorporation. The proposed Class E Shares may be issued as a portion of patronage dividends for the Cooperative Division in 2003 and in future periods, as determined annually at the discretion of the Board of Directors. If authorized, the Class E Shares will have a stated or par value of $100 per share, will be non-voting and will be non-dividend bearing equity securities. Class E Shares will be transferable only with the consent of the Company. Pursuant to the Company’s repurchase policy, Class E Shares cannot be repurchased for ten years from their date of issuance unless approved by the Board of Directors or upon sale or liquidation of the Company. Thereafter, at the election of a holder of Class E Shares, the shares will be repurchased by the Company subject to applicable restrictions imposed by law, credit agreements, and the Company’s redemption policy. For fiscal 2003, assuming approval by the shareholders of the amendment to the Articles of Incorporation to create Class E Shares, patronage dividends in the Cooperative Division will be payable to member-patrons in the form of:

•	Class B Shares to the extent there exists any deficiency of a member-patron in meeting the requirements for holding Class B Shares specified in the Bylaws of the Company.

•	Class E Shares for the remainder.

Associate-Patrons would be paid patronage dividends in the form of cash or patronage dividend certificates or part in each in a manner to be determined by the Board of Directors.

Redemption of Capital Stock

The Bylaws currently provide that unless otherwise restricted from doing so under applicable law, limitations of credit agreements or provisions of the Bylaws as described below, (i) Class A Shares and Class B Shares held by a shareholder that is no longer a qualified or an active member-patron will be redeemed at the book value of the Company as of the close of the fiscal year last ended prior to termination of member status, (ii) with respect to terminations prior to September 30, 2000, the repurchase price is the Company’s book value at the fiscal year end prior to the effective date of the Merger, (iii) Class B Shares of terminated members will not be redeemed until after September 28, 2002 and (iv) after September 28, 2002 Unified will repurchase excess Class B Shares tendered for redemption at the book value as of the close of the fiscal year prior to the date the shares are tendered for repurchase.

Pursuant to the Merger, Unified agreed to repurchase excess Class B Shares held by former shareholders of United that were received in the Merger and tendered for redemption prior to January 28, 2001 at the book value as of April 2, 1999 of the shares of the Company’s Common Stock for which the excess Class B Shares were exchanged in the Merger. The Company purchased such shares by issuing notes referred to as “Redemption Subordinated Notes”. The purchase price of the shares so redeemed is evidenced by redemption subordinated notes which are payable in twenty equal quarterly principal installments and bear interest at 6% per year. No payments are currently being made on these notes due to the restrictions imposed by the California General Corporation law, more particularly described below.

Pursuant to the Bylaws, the amount of Class B Shares that Unified may redeem in any fiscal year will be typically limited to approximately 5% of the sum of:

•	The number of Class B Shares outstanding as of the close of the preceding fiscal year, and

•	The number of Class B Shares issuable as a part of the patronage dividend for such preceding fiscal year.

The Board of Directors has discretion to modify the repurchase policy.

Redemption of all capital stock is subject to limitations imposed by the Articles of Incorporation and Bylaws, credit agreements to which the Company is a party, and restrictions imposed by law.

As a California corporation, the Company is subject to the provisions of the California General Corporation Law including Section 500 that limits the ability of the Company to make distributions, including distributions to repurchase its own shares and any payments on notes issued to repurchase Unified shares. Section 500 permits such repurchase and note payments only when retained earnings calculated in accordance with generally accepted accounting principles (“GAAP”) equal or exceed the amount of any proposed distribution or an alternative asset/liability ratio test is met. Historically, because of the operations of its subsidiaries, the Company had sufficient retained earnings to accomplish its share repurchase program. As a result of operating losses of retail stores and other subsidiaries of the Company, the Company’s retained earnings had been depleted such that they were currently inadequate to permit repurchase of Company shares. The repurchase test permitted under Section 500 based on the ratio of assets to liabilities determined under GAAP, with certain adjustments, cannot currently be met since the Company relies heavily on borrowings to finance its operations. The Company is also a party to credit agreements containing financial and other covenants that limit the ability of the Company to make purchases of its capital stock under certain circumstances. The quasi-reorganization eliminated the retained deficit as of September 28, 2002. However, at that date, the Company had no accumulated retained earnings and will continue to be unable to repurchase shares or make payments on the redemption subordinated promissory notes by reason of the limitations of Section 500 until adequate retained earnings are available.

Patronage Dividends

Unified distributes patronage dividends based upon its patronage earnings during a fiscal year. The Board of Directors approves the payment of dividends and the form of such payment for the Company’s three patronage earnings divisions: the Southern California Dairy Division, the Pacific Northwest Dairy Division and the Cooperative Division.

•
The Southern California Dairy Division consists of patronage earnings generated from sales of products primarily manufactured at a fluid milk and juice bottling plant located in Los Angeles, California. Patronage dividends for this division are paid solely to patrons who purchase dairy and related products from the Southern California Dairy Division.

•
The Pacific Northwest Dairy Division consists of patronage earnings generated from sales of dairy products manufactured by third party suppliers located in Oregon. This division was established in the third quarter of fiscal year 2001. Patronage dividends are paid solely to patrons who purchase dairy products from the Pacific Northwest Dairy Division.

•	The Cooperative Division consists of patronage earnings generated from all other patronage activities of Unified without distinction to geographic location.

The following table illustrates the patronage dividend earnings of Unified during the past three fiscal years.

Amounts in thousands

Division	2000	2001	2002

Southern California Dairy	$11,028	$10,704	$10,457
Pacific Northwest Dairy	—	60	284
Cooperative(b)	4,398	4,170	5,972

Total(a)	$15,426	$14,934	$16,713

(a)	Results in prior periods are not necessarily indicative of results for future periods.
(b)
The Cooperative Division dividends are paid based on the patronage purchases for the following product areas: dry grocery, delicatessen, general merchandise, frozen food, ice cream, meat, produce and bakery.

Net patronage earnings are based on the combined results of the Southern California and Pacific Northwest Dairy Divisions and the Cooperative Division. In the event of a loss in one division, the Board of Directors will make an equitable decision with respect to the treatment of the loss.

Due to logistic and geographic constraints, patrons located in Southern California purchase dairy products from the Southern California Dairy Division while patrons located in the Pacific Northwest purchase dairy products from the Pacific Northwest Dairy Division. As a result, patrons of Unified located outside of Southern California and the Pacific Northwest typically do not participate in the Company’s dairy division activities.

The Company’s Bylaws provide that patronage dividends may be distributed in cash or in any other form that constitutes a written notice of allocation under Section 1388 of the Internal Revenue Code. Section 1388 defines the term “written notice of allocation” to mean any capital stock, revolving fund certificate, retain certificate, certificate of indebtedness, letter of advice, or other written notice, that discloses to the recipient the stated dollar amount allocated to the recipient by Unified and the portion thereof, if any, which constitutes a patronage dividend. Written notices of allocation may be in the form of qualified written notices of allocation or non-qualified written notices of allocation. To constitute a qualified written notice of allocation, a patronage dividend must be paid at least 20% in cash and the balance in a form which constitutes a written notice of allocation and which the recipient has agreed to take into income for tax purposes in the year of receipt. If at least 20% of the patronage dividend is not paid in cash, the entire distribution, whether in the form of stock, subordinated patronage dividend certificates or other debt instrument, constitutes a non-qualified written notice of allocation. Dividends in the dairy divisions are paid in cash.

The Board of Directors adopted an equity enhancement plan for fiscal year 2002. Pursuant to that plan patronage dividends for fiscal year 2002 will be paid in the form of:

•	Class B Shares to the extent there exists any deficiency of a member-patron in meeting the requirements for holding Class B Shares specified in the Bylaws of the Company;

•
Subordinated patronage dividend certificates (“Patronage Certificates”) to the extent of the balance of such patronage dividends for member-patrons. Such Patronage Certificates to have a term of five years, an interest rate approximating the five year treasury rate as such rate exists at the fiscal year end, such rate to be adjusted annually thereafter to approximate the five year treasury rate on each anniversary of the fiscal year end. The rate for the initial period has been established at 3%.

The Company authorized the issuance of $3.3 million of Patronage Certificates as a portion of its patronage dividends for fiscal year 2002. These Patronage Certificates are included in subordinated patronage dividend certificates in the consolidated balance sheets.

Such patronage dividends shall be in the form of non-qualified written notices of allocation and no cash dividends shall be paid.

Minimum Purchase Requirements

Unified requires that each patron meet the minimum purchase requirements established by the Board of Directors, which may be changed from time to time. Currently, Unified’s minimum purchase requirement for member-patrons is $5,000 per week and $3,500 per week for associate-patrons. Exceptions to the minimum purchase requirements may be granted by the Board of Directors. Entities not meeting these minimum purchase requirements may be permitted to purchase products on a non-patronage basis.

Patron Deposits

Unified generally requires that its patrons maintain a subordinated cash deposit equal to the greater of twice the amount of each patron’s average weekly purchases or twice the amount of the patron’s average purchases if purchases are not on a regular basis. Required deposits are typically determined at least twice a year, at the end of the Company’s second and fourth fiscal quarters, based on a review of a patron’s purchases from the Cooperative Division during the preceding two quarters. Member-patrons meeting certain qualifications may elect to maintain a reduced required deposit of $500,000 or one and one-quarter weeks’ average purchases, whichever is greater. Unified pays no interest on the required deposits. Interest is paid at prime on cash deposits that are in excess of a patron’s required deposit.

Member-patrons may satisfy the minimum deposit requirement through a combination of a cash deposit and the ownership of Class B Shares. The deposit value of a Class B Share is based upon its book value at the year-end prior to the initial issuance of the Class B Shares except that for former United shareholders, the deposit value of the Class B Shares received in the Merger is equal to $253.95 per share.

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

Associate-patrons may only satisfy the minimum deposit requirement by a cash deposit. As of September 28, 2002, the Company had 74 associate-patrons with cash deposits totaling $2.5 million.

In addition, patrons that participate in the Company’s price reservation program are required to maintain a non-interest-bearing deposit based upon the value of the inventory subject to the program. Under the Company’s price reservation program, patrons are permitted to submit price reservations in advance for certain dry grocery, frozen, delicatessen and general merchandise purchases. For the patron to receive the benefit of the price reservation, an actual order must be placed. The price that the patron will be charged is the price in effect at the time of the reservation.

The required deposits of patrons are contractually subordinated and subject to the prior payment in full of certain senior indebtedness of Unified. As a condition of becoming a patron, each patron is required to execute a subordination agreement providing for the subordination of the patron’s required deposits. Generally, the subordination is such that no payment can be made by Unified with respect to the required deposits in the event of an uncured default by Unified with respect to senior indebtedness, or in the event of dissolution, liquidation, insolvency or other similar proceedings, until all senior indebtedness has been paid in full.

Upon request, Unified will return to patrons the amount of cash deposits that are in excess of the required deposits provided the patron is not in default on any of its obligations to Unified. On termination of membership, patrons are entitled to a return of deposits, less all amounts that may be owed by the patron to Unified. In all cases, a return of that portion of the patron’s cash deposits that consists of required deposits will be governed by the applicable subordination provisions.

Subordination Agreement, Pledge of Shares and Guarantees

Unified requires each patron, whether a member-patron or an associate-patron, to execute a subordination agreement that provides for the subordination in certain circumstances of the patron’s right to repayment of its deposit to the prior payment in full of certain indebtedness of Unified. In addition, Unified requires that each shareholder pledge its Class A and B Shares of Unified to secure its obligations to Unified. Generally, individual shareholders of corporate members are required to guarantee the obligations of the corporate member except that former shareholders of United who were, at the date of the Merger, in compliance with their obligations to United and its subsidiaries are not required to provide individual guarantees in the absence of financing transactions.

Tax Matters

Unified is a corporation operating primarily on a cooperative basis. Unified is subject to federal and state income and franchise taxes and must pay other taxes applicable to corporations, such as sales, excise and real and personal property taxes. Unified files consolidated income tax returns with its subsidiaries.

As a corporation operating on a cooperative basis, Unified is subject to Subchapter T of the Internal Revenue Code. Under Subchapter T, Unified pays patronage dividends to patrons pertaining to its fiscal year within 8 1/2 months of the close of such fiscal year. To qualify as patronage dividends, payments are made on the basis of the value of the business done with or for patrons, under a pre-existing obligation to make such payment, and with reference to the net earnings from business done with or for the cooperative’s patrons. Patronage dividends are paid in cash or in any form that constitutes a written notice of allocation. A written notice of allocation is distributed to the patron and provides notice of the amount allocated to the patron by Unified and the portion there of which constitutes a patronage dividend.

Under Subchapter T, Unified may deduct, in the fiscal year for which they are paid, the amount of patronage dividends paid in cash and qualified written notices of allocation or other property (except a non-qualified written notice of allocation). A written notice of allocation will be qualified if Unified pays at least 20% of the patronage dividend in cash, and the patron consents to take the stated dollar amount of the written notice into income in the year in which it is received. Members sign a consent form at the time of membership to satisfy the consent requirement. Patrons are required to consent to include in their gross income, in the year received, all cash as well as the stated dollar amount of all qualified notices of allocation including the patronage certificates and the book value of the Class B Shares distributed to them as patronage dividends. Class B Shares distributed as part of qualified patronage dividends are also subject to state income and corporation franchise taxes in California and may be subject to these taxes in other states.

Unified is subject to federal income tax and various state taxes on net earnings of business with or for patrons that are not distributed as qualified written notices of allocation and on net earnings derived from non-patronage business. For the fiscal year 2002, all Cooperative Division patronage dividends will be paid in the form of non-qualified written notices of allocation. The patron does not take a non-qualified written notice of allocation into income in the year of receipt and the Company is not entitled to an income tax deduction in that year. The Company will have an income tax deduction, and the patron will have taxable income when the stock is redeemed or the subordinated patronage dividend certificate is paid in cash or property.

To the extent that Class B Shares are received by the patron as qualified notices of allocation under Subchapter T, the Internal Revenue Service (“IRS”) has held that if such Class B Shares are redeemed in full or in part or are otherwise disposed of, there will be included in the computation of the gross income of the patron, as ordinary income, in the year of redemption or other disposition, the excess of the amount realized on the redemption or other disposition over the amount previously included in the computation of gross income. However, since Class B Shares may be issued other than as a part of patronage dividends, it is possible that the IRS could take the position that the proceeds from a partial redemption of Class B Shares should be taxed as a dividend.

Patrons are urged to consult their own tax advisors with respect to the U.S. federal income tax consequences of the acquisition, ownership and disposition of Class A Shares and Class B Shares and the receipt of patronage dividends in the light of their own particular circumstances, as well as the effect of any state or local laws.

Employees

Unified employs approximately 3,600 employees, of whom approximately 2,400 are members of unions, the largest being the International Brotherhood of Teamsters. Collective bargaining agreements affecting the Company’s employees have various expiration dates ranging from 2003 to 2005. Unified believes its labor relations to be good.

Total headcount was reduced by approximately 600 employees in fiscal 2002 as compared to the 2001 period. Many of the reductions were the result of store closures in the Company’s retail business. In addition, the Company implemented a workforce reduction initiative in fiscal 2002 that eliminated approximately 340 positions consisting of regular, temporary employees and contractors impacting nearly all divisions, departments and facilities.

Energy Matters

The Company’s operations are dependent upon the continued availability of electric power, diesel fuel and gasoline. The Company’s trucking operations are extensive. Diesel fuel storage capacity represents approximately two weeks average usage. A shortage of diesel fuel and gasoline could materially affect deliveries of merchandise and the activities of the Company’s service representatives and thus adversely affect the Company’s sales. Additionally, a significant increase in the cost of electricity and/or diesel fuel could have a material adverse impact on the Company’s earnings.

Item 2.     PROPERTIES

The Company’s corporate offices, warehouses, retail stores and manufacturing facilities as of September 28, 2002 are summarized as follows:

	Approximate Square Footage
Description	Owned	Leased

Corporate offices	71,000	170,000
Dry warehouses	2,106,000	747,000
Refrigerated warehouses	561,000	76,000
Manufacturing facilities	181,000	—
Retail stores	—	500,000

These properties are located in California, Oregon, Washington and Arizona.

Item 3.     LEGAL PROCEEDINGS

During the 2002 period, the Company became involved in litigation in the state of Hawaii stemming from the Company’s 1996 sale of a subsidiary to a private investor, events subsequent to the sale, and the subsequent bankruptcy and liquidation of such business. In re: Hawaiian Grocery Stores, Ltd; and Mark J.C. Yee vs. Unified Western Grocers, Inc., Certified Grocers of California, Ltd., and Grocers Specialty Company, and KPMG, was filed December 14, 2001, and is pending in the bankruptcy court of the United States District Court for the District of Hawaii. In this case, the Trustee for the bankruptcy estate, who is the plaintiff in the matter, has asserted preference claims against Certified Grocers of California, Ltd. (“Certified”), the predecessor of Unified, based on alleged insider relationship, fraudulent transfer claims against Certified and Grocers Specialty Company, fraud claims against Certified, Grocers Specialty Company and other unnamed parties, and contract and tort claims against KPMG. In its prayer for relief, the plaintiff seeks judgment against the defendants for $13.5 million, plus interest, punitive damages of $10 million and other unspecified damages. The Trustee also filed a complaint in the Hawaii Circuit Court, First Circuit, entitled Mark J.C. Yee, Trustee for the Bankruptcy Estate of Hawaiian Grocery Stores, Ltd., vs. Unified Western Grocers, Inc., Certified Grocers of California, Ltd., Grocers Specialty Company, RHL, Inc., Alfred A. Plamann, Charles Pilliter, Daniel T. Bane, Robert M. Ling, David A. Woodward, Richard H. Loeffler, Fletcher Robbe, Goodsill Anderson Quinn and Stifel, and Does 1-10 on May 17, 2002. This action, which generally arises out of the same transactions that are the subject of the Federal District Court proceeding referenced above, asserts breach of fiduciary duties by the officers and directors of Hawaiian Grocery Stores, Ltd. (“HGS”), the controlling shareholder of HGS (Grocery Specialty Company) and the controlling shareholder’s parent corporation (Certified), and breach of fiduciary duties by defendants Goodsill, Loeffler, RHL, Inc., and Robbe. Current and former officers of the Company were officers or directors of HGS during certain periods and a subsidiary of the Company was a shareholder of HGS during certain periods. The complaint seeks compensatory damages of approximately $13.5 million, plus interest, punitive damages of $10.0 million and other unspecified damages. These proceedings are in their very early stages and the Company intends to vigorously defend this litigation.

The Company is a party to various litigation, claims and disputes, some of which including the HGS litigation, are for substantial amounts, arising in the ordinary course of business. While the ultimate effect of such actions cannot be predicted with certainty, we expect that the outcome of these matters will not result in a material adverse effect on our business, financial condition or results of operations.

Item 4.     SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

NONE

Part II

Item 5.     MARKET FOR REGISTRANT’S COMMON EQUITY AND RELATED SHAREHOLDER MATTERS

There is no public market for the Company’s Class A Shares, Class B Shares, or Class C Shares. As of December 28, 2002, the Company’s Class A Shares were held of record by 710 shareholders, Class B Shares were held of record by 701 shareholders, and the Company’s Class C Shares were held of record, one share each, by the 18 directors of Unified. In the past, the Company has not paid cash dividends on its stock, and it has no intention to do so in the future.

Item 6.     SELECTED FINANCIAL DATA

The selected financial information below has been derived from the audited consolidated financial statements of Unified as of the fiscal years ended August 29, 1998 and August 28, 1999, the transition period ended October 2, 1999, and the fiscal years ended September 30, 2000, September 29, 2001 and September 28, 2002. The historical selected financial information has been recast to reflect the approval of management’s plan by the Board of Directors, effective September 25, 2002 to exit its retail operations. These operations are classified as discontinued operations. The information below is only a summary and should be read in conjunction with the Company’s historical financial statements, and related notes to consolidated financial statements contained elsewhere in this document.

(Amounts in thousands, except book value per share)

Fiscal Period Ended	August 29, 1998		August 28, 1999(a)		October 2, 1999(b)		September 30, 2000	September 29, 2001	September 28, 2002(g)

Net sales	$1,831,686		$1,819,005		$201,875		$2,870,351	$2,770,203	$2,792,782
Operating income (loss)	26,252		34,096		(1,125)		40,439	40,404	44,027
Patronage dividends	10,149		14,195		—		15,426	14,934	16,713
Earnings (loss) from continuing operations, net of taxes	3,389		2,570		(7,223)		(2,046)	(1,263)	1,985
Earning (loss) from discontinued operations, net of taxes			69		(46)		(9,320)	(11,904)	(40,590	)(f)
Net income (loss)	3,389	(c)	2,639	(d)	(7,269	)(e)	(11,366)	(13,136)	(38,605)
Total assets	405,791		477,328		781,343		785,074	769,734	774,440
Long-term notes payable	137,730		163,945		322,014		277,290	298,710	287,780
Book value per share	183.47		188.27		227.56		200.78	171.29	158.23

(a)	The fiscal 1999 period included the acquisition of SavMax Foods, Inc. from December 31, 1998.
(b)
Effective September 27, 1999, the Company changed its fiscal year end from the Saturday nearest August 31 to the Saturday nearest September 30. The transition period covers the period of August 29, 1999 through October 2, 1999. The transition period includes the results of United, acquired in the Merger and accounted for as a purchase, from September 29, 1999. (See Note 6)

(c)	The fiscal 1998 period included a $3.2 million gain on sale of 24 acres in Commerce, California, offset by a $1.1 million extraordinary charge for early retirement of debt.
(d)
The fiscal 1999 period included a $7.3 million impairment charge recorded on the Company’s investment in Hawaiian Grocery Stores offset by a $1.5 million gain on sale of the Company’s 10% investment in Common Stock of K. V. Mart Co.

(e)	The transition period included a $6.3 million charge for an early retirement plan, the write-off of United’s deferred financing costs of $0.7 million, and integration consulting costs of $0.3 million.
(f)
The loss from discontinued operations includes losses from discontinued operations of approximately $5.1 million, net of taxes of $5.0 million and loss on sale and/or disposal of discontinued operations of $35.4 million, net of taxes of approximately $8.4 million. The loss on sale and/or disposal of discontinued operations includes the write-down of goodwill of $21.1 million, as well as losses that are expected to be incurred during the disposal period of $4.5 million, the write-down of assets to net realizable value of $10.5 million, lease reserves and settlements of $3.7 million, severance and termination benefits of $0.8 million to be paid to retail and store management (approximately 500 employees) over the term of the exit plan and contract termination and other costs of $0.7 million. These costs were partially offset by estimated proceeds of $5.9 million, net of tax. (See Note 2)

(g)
On September 25, 2002, the Company’s Board of Directors approved a resolution to effect a quasi-reorganization for financial reporting purposes effective September 28, 2002. The quasi-reorganization process resulted in the restatement of assets and liabilities of the Company to fair value at September 28, 2002 and the elimination of the Company’s accumulated deficit by a reduction of $18.1 million against additional paid-in capital, $1.1 million against Class A Shares and $7.7 million against Class B Shares.

Item 7.     MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion of the Company’s financial condition and results of operations should be read in conjunction with the consolidated financial statements and notes to the consolidated financial statements included elsewhere in this document.

Results of Operations

The following table sets forth selected financial data of Unified expressed as a percentage of net sales for the periods indicated below:

Fiscal Period Ended	September 30, 2000	September 29, 2001	September 28, 2002

Net sales	100.0%	100.0%	100.0%
Cost of sales	89.8	90.0	90.0
Distribution, selling and administrative expenses	8.8	8.6	8.4

Operating income	1.4	1.4	1.6
Interest expense	1.0	1.0	0.8
Income taxes (benefit)	—	—	0.1
Patronage dividends	0.5	0.5	0.6

Earnings (loss) from continuing operations before cumulative effect of a change in accounting principle	(0.1)	(0.1)	0.1
Loss from discontinued operations, net of taxes	(0.3)	(0.4)	(1.5)
Net (loss)	(0.4)	(0.5)	(1.4)

Fiscal Year Ended September 28, 2002 (“2002 Period”) Compared to Fiscal Year Ended September 29, 2001 (“2001 Period”)

Overview Fiscal 2002.    The Company’s continuing operations’ profitability improved for fiscal year 2002 compared to the prior year. The Company achieved earnings for fiscal 2002 of $2.0 million, net of tax, versus a loss of $1.3 million, net of tax, for the prior year from its continuing operations. The improvement in profitability was a result of several initiatives undertaken by the Company across all of its business components as detailed below.

For fiscal year 2002, the results of operations for the Company’s retail segment was a loss of $5.1 million, net of tax, as compared to a loss of $11.9 million net of tax for the prior year. While the operating performance of the Company’s retail segment had improved compared to the prior year, the Company determined that future improvements would require ongoing capital investment and that such investments would not be without risk. As a result, the Board of Directors approved, on September 25, 2002, management’s plan to exit its retail operations. The Company has reclassified certain accounts in its consolidated financial statements to reflect the exit of its retail operations and to segregate the related revenues, costs and expenses, assets and liabilities and cash flows. The net operating results, net assets and net cash flows of the retail operations have been reported as “Discontinued Operations”.

Net sales.    Net sales from continuing operations for both the 2002 and 2001 periods were comparable at approximately $2.8 billion.

•
Wholesale Distribution Segment:    Wholesale sales increased $14.8 million over the 2001 period. The overall sales increase was due to new store openings that added additional distribution volume but was partially offset by declines in same store volume and average case values resulting from consumer purchasing changes during weak economic periods. The Company’s members continued to add new stores across all regions of the Company. Distribution volume grew through the addition of 23 stores in southern California, 7 stores in northern California, and 4 stores in the Pacific Northwest during the 2002 period. New stores in fiscal 2002 and incremental sales from stores that opened in 2001 contributed $58.3 million in net sales in fiscal 2002. Sales also increased $46.5 million as a result of a supply agreement, effective September 2001, to provide general merchandise products to a wholesaler in the Pacific Northwest. Sales in the Company’s specialty food products subsidiary and international division increased $8.3 million in the 2002 period, of which $4.0 million was due to new business with a national chain.

The sales growth noted above was partially offset by a $54.8 million decline in the California region and a $22.0 million decline in the Pacific Northwest region due to lower same store volume and the closure of member stores. The Company’s sales were also reduced by the closure and sale of five Company-owned stores in the 2002 period and three in the 2001 period that lowered distribution volume by approximately $15.3 million. In addition, general merchandise sales volume in California declined $6.2 million due to the loss of a short-term non-member customer.

•
All Other:    Net Sales for the Company’s other wholly owned subsidiaries for the 2002 period decreased over the 2001 period by approximately $3.0 million. The decrease in sales is attributable to lower financing revenues from the Company’s finance subsidiary and lower revenues in the Company’s printing and transportation operations. The reduction in sales was partially offset by higher premiums earned by the Company’s insurance subsidiary.

Cost of sales.    Cost of sales was $2.5 billion (90.0% of net sales) for both the 2002 and 2001 periods. The Company modified its pricing program in July 2002 to charge its customers in its core product categories based on a cents per case methodology. The sell plan change is intended to maintain the Company’s dollar profit margin on products sold to customers as consumer purchasing patterns change to less expensive products due to the weak economic conditions.

Distribution, selling and administrative.    Distribution, selling and administrative expenses decreased approximately $1.5 million to $235.6 million (8.4% of net sales) in the 2002 period compared to $237.1 million (8.6% of net sales) in the 2001 period.

•
Wholesale Distribution Segment:    Expenses of $225.3 million for the 2002 period were $3.9 million lower than the 2001 period. While over all costs were comparable to the prior year, there were significant factors contributing to the cost change. The Company implemented a work force reduction in December 2001 resulting in the reduction of 198 active positions with non-union savings of approximately $5.2 million for the period. Union labor and benefit costs were also reduced approximately $3.9 million as operating efficiencies resulted in fewer positions being needed to distribute the sales volume. These labor and benefit costs were partially offset by an approximate $3.7 million increase due to the yearly cost of living adjustment that averaged approximately 2.5%. In addition, the Company reduced costs of approximately $6.4 million primarily due to reductions in transportation costs and in the Company’s post retirement expense as a result of plan changes. Partially offsetting the cost reduction the Company realized an increase in expenses of $7.2 million due mainly to higher medical benefits, union pension expenses and insurance premiums. Additionally, the Company’s non-union pension expense for the 2002 period was $2.3 million higher due to deteriorating performance in the equity markets. The remaining decrease of $1.6 million was made up of other less significant changes in other distribution, selling and administrative expenses.

•
All Other:    Distribution, selling and administrative expenses for the Company’s other wholly owned subsidiaries for the 2002 period were $10.3 million or $2.3 million higher than the 2001 period. The increase in expenses was primarily the result of higher insurance under-writing activities than in the prior year and the closure of certain unprofitable subsidiaries in the current year.

Interest.    Interest expense was $23.2 million (.8% of net sales) in the 2002 period as compared to $27.0 million (1.0% of net sales) in the 2001 period. The Company’s effective borrowing rates for the 2002 and

2001 periods were 6.36% and 7.79%, respectively. The decrease in interest expense is due primarily to lower effective borrowing rates, as well as decreased borrowing levels. Current and long-term borrowings decreased $9.0 million over the prior year.

Patronage dividends.    Patronage dividends for the fiscal 2002 period were $16.7 million an increase of $1.8 million from $14.9 million in fiscal 2001. Estimated patronage earnings for fiscal 2002 consisted of the patronage earnings from the Company’s three patronage pools: the Cooperative Division and the Southern California and Pacific Northwest Dairy Divisions. For the 2002 period, the Company had patronage earnings of $6.0 million in the Cooperative Division, $10.4 million in the Southern California Dairy Division and $0.3 million in the Pacific Northwest Dairy Division. In the 2001 period, the Company had patronage earnings of $4.1 million in the Cooperative Division, $10.7 million in the Southern California Dairy Division and $0.1 million in the Pacific Northwest Dairy Division.

Income Taxes.    Income tax expense from continuing operations was $2.2 million for the 2002 period compared to a net tax benefit of $0.3 million for the 2001 period.

Discontinued operations.    On September 25, 2002, the Company’s Board of Directors authorized a plan to exit the Company’s retail operations. The plan of disposition included the closure of three retail stores prior to September 28, 2002 with the remaining nine stores being sold or closed in fiscal 2003. As a result, the Company has reclassified certain accounts in its consolidated financial statements to reflect the exit of its retail operations and to segregate the related revenues, costs and expenses, assets and liabilities and cash flows. The net operating results, net assets and net cash flows of the retail operations have been reported as “Discontinued Operations” in the accompanying financial statements.

Revenues from discontinued operations were $125.3 million for the 2002 period compared to $159.3 million for the 2001 period. The reduced revenue reflects the closure of five stores during the 2002 period as well as reduced same store sales. Loss from discontinued operations was $5.1 million net of income tax benefits of $5.0 million for the 2002 period compared to $11.9 million net of income tax benefit of $2.2 million for the 2001 period.

Included in the loss on sale and / or disposal of discontinued operations for the year ended September 28, 2002 is the write-down of goodwill of $21.1 million, expected losses to be incurred during the disposal period of $4.5 million, write-down of assets to fair value of $10.5 million, lease reserves and settlements of $3.7 million, severance and termination benefits of $0.8 million and contract termination and other costs of $0.7 million. These costs were partially offset by estimated proceeds of $5.9 million, net of tax. The severance and termination benefits relate to benefits to be paid to retail and store management (approximately 500 employees) over the term of the exit plan.

Fiscal Year Ended September 29, 2001 (“2001 Period”) Compared to Fiscal Year Ended September 30, 2000 (“2000 Period”)

Net sales.    Net sales from continuing operations totaled $2.8 billion for the 2001 period as compared to $2.9 billion for the 2000 period. Net sales declined $100.1 million, representing a 3.5% decrease from the 2000 period. The overall change in sales is related to the following matters:

•
Wholesale Distribution Segment:    Wholesale sales decreased $129.8 million in the 2001 period. The Company experienced a net reduction in distribution volume of $96.1 million due primarily to certain chain store supplemental business in northern California that transitioned to self-distribution. In the fiscal 2000 period, the Company had $41.0 million of low margin non-member activity associated with the former United operations that the Company subsequently eliminated as part of its overall profit improvement and Merger integration activities. In addition, sales to Company owned retail stores declined $29.7 million from the closure of six stores. Offsetting the declining factors, the Company’s membership added 51 new stores during the period. Volume from the new stores, less sales from store closures, generated $37.0 million in additional wholesale volume in the 2001 period.

•	All Other Segment: Net sales for the Company’s other wholly owned subsidiaries for the 2001 period were comparable to the 2000 period.

Cost of sales.    In the 2001 period, cost of sales were $2.5 billion (90.0% of net sales) compared to $2.6 billion (89.8% of net sales) in the 2000 period. The decline in overall cost of sales is due primarily to lower sales volume.

Distribution, selling and administrative.    Distribution, selling and administrative expenses were $237.1 million (8.6% of net sales) in the 2001 period, as compared to $251.1 million (8.8% of net sales) in the 2000 period. Several factors contributed to the decrease in expenses in the 2001 period.

•
Wholesale Distribution Segment:    In the wholesale distribution segment, certain distribution costs are variable and fluctuate with the volume changes noted above. The variable cost associated with the volume change accounts for the $4.6 million reduction. Additionally, the Company was successful in realizing $6.5 million in fixed cost reductions from the Merger through the elimination of duplicate facilities in Northern California and the integration of marketing, administration and information services activities.

•
All Other Segment:    Distribution, selling and administrative expenses for the Company’s other wholly owned subsidiaries for the 2001 period were lower than the 2000 period by approximately $2.9 million due to the consolidation of the Company’s retail equipment sales division into the wholesale division at the beginning of the 2001 period.

Interest.    Interest expense was $27.0 million (1.0% of net sales) in the 2001 period as compared to $27.5 million (1.0% of net sales) in the 2000 period. The Company’s effective borrowing rates for the 2001 and 2000 periods were 7.79% and 8.16% respectively. The effect of the decrease in interest rates offset the Company’s higher borrowing levels.

Patronage dividends.    Patronage dividends totaled $14.9 million for the 2001 period as compared to $15.4 million for the 2000 period. Patronage dividends for fiscal 2001 are comprised of patronage earnings from the Company’s three patronage pools: the Cooperative, Southern California Dairy and Pacific Northwest Dairy Divisions. For the 2001 period, the Company had patronage earnings of $4.1 million in the Cooperative Division, $10.7 million from the Southern California Dairy Division, and $0.1 million from the Pacific Northwest Dairy Division. For the 2000 period, the Company had patronage earnings of $4.4 million in the Cooperative Division and $11.0 million from the Southern California Dairy Division.

Income Taxes.    The income tax benefit from continuing operations was $0.3 million and $0.4 million for the 2001 and 2000 periods, respectively.

Discontinued operations.    Revenues from discontinued operations were $159.3 million for the 2001 period compared to $206.6 million for the 2000 period. Net loss from discontinued operations was $11.9 million net of income tax benefits of $2.2 million for the 2001 period compared to $9.3 million net of income tax benefits of $4.6 million for the 2000 period. Operating losses and shutdown costs from the Divestiture Stores were the primary factors for the higher losses. The Company’s other owned-retail stores experienced higher losses in the 2001 period as a result of increased competitive pressures resulting in weakening sales, as well as higher costs associated with re-merchandising and remodeling activities.

Liquidity and Capital Resources

Cash Flow

Unified relies primarily upon its cash flow from operations, patron deposits, shareholdings and borrowings from the Company’s credit facilities to fund its daily operations. The Company believes that both cash flow from its operations and available credit lines will be sufficient to meet operating needs and capital spending requirements for the fiscal 2003 period. Overall, net cash from continuing operations increased by $5.3 million compared to an increase of $6.0 million in the 2001 period. The increase in net cash from continuing operations for the 2002 period consisted of cash provided from operating activities of $23.9 million that was utilized in investing activities of $15.6 million and financing activities of $3.0 million for the 2002 period. Cash utilized by discontinued operations in fiscal 2000, 2001 and 2002 was related to the Company’s retail operations (See Note 2). Working capital was $141.6 million and $144.0 million and the current ratio was 1.5 for the fiscal years ended September 29, 2001 and September 28, 2002. Working capital varies primarily as a result of seasonal inventory requirements.

Operating Activities:    Net cash provided by operating activities increased by $15.5 million to $23.9 million for the 2002 period compared to $8.4 million for the 2001 period. The improvement in operating cash was primarily attributable to a $8.2 million improvement in operational earnings before deferred taxes, and depreciation and amortization expense in fiscal 2002, as well as reductions in overall inventory levels of $9.7 million, improved collection of accounts receivable of $2.1 million, the fiscal 2002 patronage certificates of $3.3 million, and an increase in other long-term liabilities of $3.4 million. The increase in operating cash was partially offset by a decrease in accrued liabilities of $14.4 million.

Investing Activities:    Net cash utilized by investing activities was approximately $15.6 million for the 2002 period compared to $27.2 million for the 2001 period. The decrease of $11.6 million is due primarily to reduced capital spending of $11.4 million. Capital expenditures totaled $7.1 million for the 2002 period compared to $18.5 million in the 2001 period. The fiscal 2002 expenditures were primarily attributable to purchases of computer software and hardware of $3.2 million and other property and equipment of $3.9 million. In fiscal 2002, the Company also incurred software development costs totaling approximately $11.7 million that were capitalized for the 2002 period. Significant projects currently in development include a common sales and ordering system for the Pacific Northwest and Southern California regions; and implementation of a meat sales and inventory tracking system. During the 2002 period, the Company paid a member approximately $2.0 million for entering into a ten-year supply agreement and a right of first refusal agreement relating to certain of the member’s assets and stock. The remaining investing activities result from the investment transactions of the Company’s insurance subsidiaries. This activity consists of securities purchases to replace maturing investments in the portfolio.

Financing Activities:    Net cash utilized by financing activities was approximately $3.0 million for the 2002 period compared to $24.8 million provided in 2001. The decrease in cash from financing activities reflects improvements of cash provided by operating activity of $15.5 million and less cash utilized by investing activities of $15.6 million as discussed above. Borrowing levels during the 2002 period compared to the 2001 period, which had an increase in borrowing levels of $24.8 million.

Contractual Obligations

At September 28, 2002, the Company was contingently liable with respect to 18 lease guarantees for certain member-patrons. The commitments have expiration dates through 2017. The Company believes the locations underlying these leases are marketable and, accordingly, would be able to recover a substantial portion of the guaranteed amounts in the event the Company is required to satisfy its obligations under the guarantees. In addition, Unified provides loan financing to its member-patrons. These loans are subsequently sold to third party banks that require the Company take back the note in the event the member is in default. The Company’s guarantee of certain loans and leases are summarized in the table below.

Amounts in thousands

Remaining Lease Term	Guaranteed Leases	Guaranteed Loans	Total

1-3 years	$18,061	$789	$18,850
3-5 years	9,341	255	9,596
More than 5 years	25,019	306	25,325

	$52,421	$1,350	$53,771

Outstanding Debt and Other Financing Arrangements

The Company issued Patronage Certificates in fiscal years 1993, 1994 and 1995. The remaining outstanding Patronage Certificates issued in 1995 were due December 15, 2002 and were paid subsequent to year-end. In the 2002 period, the Company paid at maturity the Patronage Certificates issued in 1994 in the amount of approximately $2.3 million and in the 2001 period, the Company paid at maturity the Patronage Certificates issued in 1993 in the amount of approximately $1.9 million. The $1.8 million of Patronage Certificates issued in 1995 are included in Patrons’ excess deposits and estimated patronage dividends in the consolidated condensed balance sheet.

The Company authorized the issuance of $3.3 million of Patronage Certificates as a portion of its patronage dividends for fiscal year 2002. These Patronage Certificates are included in subordinated patronage dividend certificates in the consolidated balance sheets.

At September 28, 2002, the Company had a $200 million secured revolving credit facility (“Revolving Credit Agreement”) with a group of banks. The revolving credit agreement expires on October 1, 2004 and bears interest at either LIBOR plus an applicable margin based on the ratio of funded debt to operating cash flow or the higher of the lender’s base rate or 0.50% above the lender’s borrowing rate plus 0.75%. The revolving credit facility permits advances of up to 85% of eligible accounts receivable and 65% of eligible inventories. The Company had $147.6 million and $156.0 million outstanding at September 29, 2001 and September 28, 2002, respectively.

The Company also had $73.9 million and $40.0 million outstanding in senior secured notes to certain insurance companies and pension funds under a note purchase agreement dated September 29, 1999 (as amended, the “Senior Note Agreement”) as of September 29, 2001. The Company had $68.0 million and $41.4 million outstanding as of September 28, 2002.

The Revolving Credit Agreement and the Senior Note Agreement each contain customary representations, warranties, covenants and default provisions for these types of financing. Obligations under these credit agreements are senior to the rights of members with respect to deposits, patronage dividend certificates and subordinated notes. Both the Revolving Credit Agreement and the Senior Note Agreement limit the incurrence of additional funded debt and the incurrence of liens except permitted liens. Additional funded debt is also limited when an event of default has occurred and is continuing. Examples of default conditions include the failure to pay an installment of principal or interest under the agreements, the making of false representations and warranties, and non-compliance with one or more financial covenants (minimum tangible net worth, fixed charge coverage ratio and funded debt to earnings before interest, income taxes, depreciation, amortization and patronage dividends “EBITDAP”). The Revolving Credit Agreement and the Senior Note Agreement both limit distributions to shareholders (including the repurchase of shares) to designated permitted redemptions, and prohibit all distributions and payments on Patronage Dividend Certificates when an event of default has occurred and is continuing. In the event the Company is not in compliance with the financial covenants of the Revolving Credit Agreement and Senior Note Agreement, the continued availability of loan funds or the terms upon which such loans would be available could be adversely impacted, and the impact on the Company could be material.

In December 2002, the Senior Note Agreement was amended to modify the tangible net worth and leverage ratio covenant set forth therein.

Unified entered into a five-year interest rate collar agreement in February 1999 in relation to approximately $50 million of borrowings on its variable rate revolving credit. The collar agreement was put in place without incurring a fee. The collar agreement is structured such that Unified pays a variable rate of interest between 6% (cap rate) and 4.94% (floor rate) based on a notional amount of $50 million. The weighted average interest rate, prior to lender’s margin, on borrowings on the revolving credit was 3.73% at September 29, 2001 and 1.86% at September 28, 2002.

A $10.0 million credit agreement is collateralized by Grocers Capital Company’s (“GCC”) member loan receivables. GCC is a wholly owned subsidiary of Unified. The primary function of GCC is to provide loan financing to the Company’s member-patrons. The funding for loans made by GCC is provided by GCC’s cash reserves as well as the $10.0 million credit agreement. The credit agreement as amended and restated has a maturity date of October 31, 2004. Amounts advanced under the credit agreement bear interest at prime (4.75% at September 28, 2002) or Eurodollar (1.81% at September 28, 2002) plus 2.50%. The outstanding balance was $7.0 million and $4.5 million at September 29, 2001 and September 28, 2002, respectively. The unused portion of this credit line is subject to a commitment fee of 0.125%.

Member loan receivables are periodically sold by GCC to a bank through a loan purchase agreement. This loan purchase agreement, as amended and restated, extends through October 31, 2004. Total loan purchases under the agreement are limited to a total aggregate principal amount outstanding of $70 million. GCC entered into an additional loan purchase agreement with a different bank in January 1999. This additional loan purchase agreement can be terminated upon thirty days prior written notice. There is no maximum limitation on the loan purchases pursuant to the additional loan purchase agreement. These agreements do not qualify for sale treatment under SFAS No. 140 “Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities”, a replacement of SFAS No. 125 and accordingly the Company accounts for the transfer of these financial assets as a secured borrowing with a pledge of collateral. At September 29, 2001 and September 28, 2002, the aggregate amount of secured borrowings with the banks was $16.1 million and $11.5 million, respectively. The pledged collateral included in notes receivable, current in the accompanying consolidated balance sheets amounted to $5.6 million and $6.6 million and the amounts included in notes receivable, long-term amounted to $10.5 million and $4.9 million as of September 29, 2001 and September 28, 2002, respectively. The notes receivable generally bear interest at rates averaging prime plus 2%, are paid monthly and have maturity dates ranging from 2003 to 2009.

The Company’s capital stock subordinated residual notes are notes to former United members who tendered their member stock to United prior to the date of the Merger. The redeemed shares represent shares issued to former United members from patronage dividends that were converted to five-year notes and are paid quarterly with interest.

The Company’s capital investment notes are serialized, have a minimum interest rate of 5% and mature ten years from the date of issuance. The notes are subordinated and have maturity dates through 2005. The notes originated with United and were assumed as part of the Merger. The Board of Directors at its discretion may change the interest rate above the minimum rate of 5%.

The Company has also guaranteed loans made directly to members by third-party lenders. At September 28, 2002 the maximum principal amount of these guarantees was $1.4 million. Member loans, provided by the Company and third parties, are generally secured with collateral which usually consists of personal and real property owned by member-patrons and personal guarantees of member-patrons.

Pursuant to the Merger, Unified agreed to repurchase excess Class B Shares held by former shareholders of United that were received in the Merger and were tendered for redemption prior to January 28, 2001 at the book value as of April 2, 1999 of the shares of United’s Common Stock for which the excess Class B Shares were exchanged in the Merger. The redemption subordinated notes are payable in twenty equal quarterly principal installments and bear interest at 6% per year. No payments are currently being made on these notes due to the restrictions imposed by the California General Corporation law. (See Note 12)

Patrons are generally required to maintain subordinated cash deposits with Unified and member-patrons are required to purchase Class B Shares over time in substitution for this cash deposit requirement. In the Merger, former United members were provided the opportunity to build the minimum subordinated deposit over time, provided that they agreed to assign 80% of patronage dividends received and maintain a supply agreement with Unified until the minimum deposit condition is satisfied.

Upon termination of patron status, the withdrawing patron is entitled to recover deposits in excess of its obligations to Unified if permitted by the applicable subordination provisions, and a member-patron is entitled to have its shares redeemed, subject to applicable legal requirements, company policies and credit agreement limitations. (See Note 12)

Additional Discussion And Analysis

As with all Companies, Unified’s management deals with many risks and uncertainties in the course of performing their responsibilities. The Additional Discussion and Analysis section provides additional information on such issues.

Goodwill impairment.    The Company’s operating results are highly dependent upon maintaining and growing its distribution volume to members. The Company’s top ten customers constitute approximately 30% of total sales. A significant loss in customers or volume could adversely affect the Company’s operating results. The Merger with United created goodwill which balance is approximately $26.1 million, net of amortization at September 28, 2002. To date, the sales activity and customer base of the combined entity remain strong. However, a significant loss in volume could potentially impair the carrying amount of goodwill necessitating a write down in this asset.

As a result of continuing operating losses generated by the Company’s retail business and the determination that future improvements would require ongoing capital investment that might be at risk, the Company’s Board of Directors approved a resolution to exit the Company’s retail operation. The plan of disposition included the closure of three retail stores prior to the Company’s 2002 fiscal year end and either the sale or closure of the Company’s remaining nine stores in fiscal 2003. Accordingly, the decision to exit the retail business resulted in an impairment of the underlying assets including goodwill pursuant to Statement of Financial Standards (“SFAS”) No. 121, “Accounting for the Impairment of Long Lived Assets” (“SFAS No. 121”). As a result, the Company wrote off goodwill related to its retail operations totaling $21.1 million, net of taxes.

The Company early adopted SFAS No. 142, “Goodwill and Other Intangible Assets”. As a result, the remaining goodwill balances will no longer be amortized but will be tested for impairment at least annually pursuant to the new rules outlined in SFAS No. 142 or more frequently if significant changes in the business occur that require a more frequent analysis. The Company has completed its analysis of the impact of the new accounting standard on goodwill based on current conditions and has concluded that there is no impairment under the SFAS No. 142 guidelines.

Economy.    The Company is affected by certain economic factors that are beyond the control of the Company, including inflation and deflation. The degree to which the acquisition cost of products purchased by the Company for resale to customers is stable or deflating could have an adverse effect on the Company’s business and results of operations. In July 2002, the Company modified its pricing program in its core product categories from a percent of sales methodology to a cents per case service fee. This change will allow the Company to maintain a more consistent dollar profit margin during periods of product deflation. The Company operates in a highly competitive marketplace and passing on cost increases to customers is difficult. The Company has recently experienced certain higher operating expenses, including but not limited to energy, fuel and employee wages and benefits. The Company’s facilities are principally located in California and the Pacific Northwest region, both of which have experienced significant increases in utility costs. In the first quarter of fiscal year 2002, the Company implemented a surcharge to its customers to offset the increased cost of energy. In response to the increase in operating costs, the Company also implemented a comprehensive expense reduction initiative. As part of these initiatives, the Company eliminated approximately 340 positions consisting of regular and temporary employees and contractors impacting nearly all divisions, departments and facilities. As a result of these efforts, the Company realized substantial non-retail related reduced personnel costs in fiscal 2002.

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

Litigation.    During the normal course of business, the Company is involved in litigation. In the event that management determines that the probability of an adverse judgment in pending litigation is likely and that the exposure can be reasonably estimated, appropriate reserves are recorded. Although the Company believes its reserves to be adequate, the final outcome of any litigation could adversely affect operating results, if the actual liability exceeds recorded reserves and insurance coverage.

Environmental.    The Company owns and operates facilities for the manufacture, warehousing and distribution of products to its members. The facilities and operations are subject to various laws and regulations concerning the protection of the environment and employee health and the Company believes it is in full compliance with all such laws and regulations. The Company has established reserves for known and anticipated costs of remediation.

Product Liability.    An inherent risk of the food distribution industry is the risk of exposure to product liability claims in the event people who purchase products from the Company become ill or incur some other form of injury. The Company maintains stringent quality standards on products purchased or manufactured by the Company. The Company also rigorously tests its private brands products to ensure the Company’s quality standards are met. In response to this potential risk, the Company purchases liability insurance and also requires product manufacturers to maintain an appropriate level of liability insurance to protect against product liability claims that may occur. The Company believes that its current liability insurance provides adequate coverage.

Insurance Reserves.    The Company’s insurance subsidiaries are regulated by the State of California and are subject to the rules and regulations promulgated by appropriate regulatory agencies. Reserves are established to fund payments under policies issued to policyholders. The adequacy of the reserves is reviewed annually by actuarial evaluation conducted by a third party actuary. The amount of required reserves is affected by various assumptions and actuarial calculations including but not limited to health care cost trends, mortality rates, demographics, federal and state law, as well as insurance claim trends. As a result, the amount of reserves required to settle future claims may vary from year to year. Although the Company believes its reserves to be adequate, significant and adverse changes in the experience of claims settlement could negatively impact operating results if the Company’s claim cost experiences exceed the actuarial calculations.

Bank Covenants.    The Company’s loan agreements require improved performance in future periods to continue financial covenant compliance. Failure to sufficiently improve performance could have an adverse affect upon the continued availability of loan funds or the terms upon which loan funds would continue to be available, and the impact could be material.

Cash Flow.    The Company relies upon cash flow from its operations, patron deposits and shareholdings to fund its operating activities. In the event that these sources of cash are not sufficient to meet the Company’s requirements, additional sources of cash are expected to be obtained from the Company’s credit facilities. The revolving credit facility permits advances of up to 85% of eligible accounts receivable and up to 65% of eligible inventory to a maximum of $200 million. As a result, significant reductions in availability may require the Company to seek alternate sources of cash.

Pension Plans.    The Company’s employees participate in a defined benefit pension plan sponsored by the Company. The Company accounts for the plans in accordance with SFAS No. 87, “Employer’s Accounting for Pensions” which requires the Company to make actuarial assumptions which are used to calculate the value of related assets, liabilities and expenses recorded in the Company’s financial statements. While we believe the assumptions are appropriate, which include assumptions regarding rates of return on plan assets, life expectancies, rates of increase in salary levels and discount rates, the value of pension related assets, liabilities and expenses recorded in the financial statements could differ if other assumptions are used.

In fiscal 2002, the combination of declining interest rates and lower investment returns caused the fair value of the Company’s pension plan assets to fall below the accumulated benefit obligation as of June 30, 2002, the plan’s measurement date, as determined by third party actuaries. Accordingly, the Company recorded an additional pension liability of approximately $6.1 million, net of taxes and charged accumulated other comprehensive earnings (loss) in fiscal 2002.

Critical Accounting Policies

The Securities and Exchange Commission defines “critical accounting policies” as those that require application of management’s most difficult, subjective or complex judgments, often as a result of the need to make estimates about the affect of matters that are inherently uncertain and may change in subsequent periods. We believe that our critical accounting policies and important accounting practices are outlined and described below.

Insurance Reserves:    The Company’s insurance subsidiaries require management to make estimates of claims anticipated to be made in the future by policyholders and to establish appropriate reserves for those claims. In addition, the Company is self insured for workers compensation up to $100,000 per incident and maintains appropriate reserves to cover anticipated payments. Insurance reserves are recorded based on estimates made by management and validated by third party actuaries to ensure such estimates are within acceptable ranges. Actuarial estimates are based on detailed analyses of health care cost trends, mortality rates, claims history, demographics, industry trends and federal and state law. As a result, the amount of reserve and related expense is significantly affected by the outcome of these studies. Insurance reserves maintained by the Company’s insurance subsidiaries and the Company’s reserve for workers compensation payouts were approximately $37.5 million and $39.3 million as of September 29, 2001 and September 28, 2002, respectively.

Allowance for Uncollectible Accounts and Notes Receivable:    The preparation of the Company’s financial statements requires management to make estimates of the collectability of its accounts and notes receivable. Management specifically analyzes accounts receivable and historical bad debts, customer credit-worthiness, current economic trends and changes in customer payment patterns when evaluating the adequacy of the allowance for doubtful accounts. In determining the appropriate level of reserves to be established, the Company utilizes several techniques including specific account identification, percentage of aged receivables and historical cash collection trends. In addition, when establishing reserves, the Company takes into consideration collateral such as redemption notes, Class B Shares, cash deposits and personal guarantees. A bankruptcy or financial loss associated with several major customers could have a material adverse effect on the Company’s sales and operating results. The Company’s allowance for doubtful accounts was approximately $11.6 million and $0 as of September 29, 2001 and September 28, 2002, respectively. Pursuant to quasi-reorganization accounting, the Company’s contra accounts including the allowance for doubtful accounts was eliminated and offset against the trade and notes receivable accounts at September 28, 2002, thereby stating these accounts at their fair value. The fair value represents gross accounts and notes receivables reduced to fair value by an allowance for uncollectible amounts and other fair value adjustments of $12.7 million.

Lease Loss Reserves:    The Company must estimate and record appropriate reserves for leased property for which the Company provides lease guarantees and sub-leases to its member patrons. Variables affecting the level of reserves recorded include the remaining lease term, vacancy rates of leased property, state of the economy, property taxes, common area maintenance costs and estimates of the amount of time to sub-lease the property. In estimating the appropriate level of reserves to record, the Company estimates the amount of losses to be incurred over the remaining term of the lease and discounts these amounts to their net present value. The Company’s lease loss reserves were approximately $14.4 million and $14.3 million as of September 29, 2001 and September 28, 2002, respectively.

Intangibles and Long Lived Assets:    Prior to the adoption of SFAS Nos. 142 and 144, the Company assessed, as required by paragraphs 4 and 5 of SFAS No. 121, the recoverability of the carrying amount of its long lived and certain identifiable intangible assets at least annually or when events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. If circumstances indicated that the carrying amount of an asset that the Company expected to hold and use may not be recoverable, the Company estimated the future cash flows (undiscounted and without interest charges) expected to result from the use of the asset and its eventual disposition. If the sum of the expected future cash flows were less than the carrying amount of the asset, the Company then would recognize an impairment loss in accordance with SFAS No. 121.

As a result of the Company’s implementation of a quasi-reorganization as of September 28, 2002 (See Note 3), the Company was required to early adopt SFAS No. 142. The statement provides that goodwill or other intangible assets with indefinite lives will no longer be amortized, but shall be tested for impairment annually, or more frequently if circumstances indicate potential impairment. The impairment test is comprised of two steps: (1) a reporting unit’s fair value is compared to its carrying value; if the fair value is less than its carrying value, goodwill impairment is indicated; and (2) if impairment is indicated in the first step, it is measured by comparing the implied fair value of goodwill to its carrying value at the reporting unit level. Adoption of SFAS No. 142 did not have an impact on the Company’s consolidated financial statements.

As a result of the Company’s implementation of the quasi-reorganization as of September 28, 2002 (See Note 3), the Company was also required to early adopt SFAS No. 144 “Accounting for the Impairment or Disposal of Long-Lived Assets”. This statement addresses financial accounting and reporting for the impairment or disposal of long-lived assets. Adoption of SFAS No. 144 did not have an impact on the Company’s consolidated financial statements.

Discontinued Operations.    The decision to exit the unprofitable retail operations on September 25, 2002 resulted in an impairment of the underlying assets and an accrual of exit–related costs and liabilities in accordance with APB Opinion No. 30. Pursuant to APB Opinion No. 30, the Company recognized the asset impairment and accrued exit related costs including expected losses anticipated over the disposal period as of the measurement date. The measurement date is the date of the Board resolution authorizing the exit from the Company’s retail operations.

Concurrent with the decision to exit its retail business, the Company’s Board of Directors approved a plan to effect a quasi-reorganization as of September 28, 2002. As a result, the Company was required to adopt all outstanding accounting pronouncements including SFAS No. 144. Consequently, the Company will account for any subsequent disposal of long-lived assets in accordance with SFAS No. 144. (See Note 2)

Quasi-reorganization.    On September 25, 2002, the Company’s Board of Directors approved a resolution to effect a quasi-reorganization as of September 28, 2002. A quasi-reorganization is an accounting procedure that eliminates an accumulated deficit in retained earnings and permits the Company to proceed on much the same basis as if it had been legally reorganized. A quasi-reorganization involves adjusting the company’s assets and liabilities to their fair values. Any remaining deficit in retained earnings is then eliminated by a transfer from paid in capital and capital stock, if necessary, giving the Company a “fresh start” with a zero balance in retained earnings. The quasi-reorganization adjustments did not result in a net write up of net assets. (See Note 3)

Tax Valuation Allowances:    The Company accounts for income taxes in accordance with SFAS No. 109, “Accounting for Income Taxes”, which requires that deferred tax assets and liabilities be recognized using enacted tax rates for the effect of temporary differences between the book and tax bases of recorded assets and liabilities. SFAS No. 109 also requires that deferred tax assets be reduced by a valuation allowance if it is more likely than not that some portion or all of the net deferred tax asset will not be realized. As of September 28, 2002, the Company had approximately $9.4 million in net deferred tax assets that were reduced by a tax valuation allowance of approximately $6.4 million.

Benefit Plans:    The Company accounts for its pension plans in accordance with SFAS No. 87, “Employer’s Accounting for Pensions”, which requires the Company to make actuarial assumptions which are used to calculate the value of pension plan assets, liabilities and expenses recorded in the Company’s financial statements. The assumptions are regularly evaluated by management in consultation with outside actuaries who are relied upon as experts. In the event that the Company determines that changes are warranted in the assumptions used, such as the discount rate, expected long term rate of return on plan assets, or health care cost, future pension and postretirement benefit expenses could increase or decrease.

Recent Accounting Pronouncements

As a result of the Company’s implementation of a quasi-reorganization as of September 28, 2002 (See Note 3), the Company was required to early adopt all accounting standards with effective dates within one year of the quasi-reorganization implementation including SFAS No. 142, “Goodwill and Other Intangible Assets” (“SFAS No. 142”), SFAS No. 143, “Accounting for Asset Retirement Obligations” (“SFAS No. 143”), SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets” (“SFAS No. 144”), SFAS No. 145, “Rescission of FASB Statements No. 4, 44, and 64, Amendment of FASB Statement No. 13, and Technical Corrections” (“SFAS No. 145”) and SFAS No. 146, “Accounting for Costs Associated with Exit or Disposal Activities” (“SFAS No. 146”). The following describes the accounting pronouncements the Company early adopted.

SFAS No. 142.    SFAS No. 142 addresses the financial accounting and reporting for goodwill and other intangible assets. The statement provides that goodwill or other intangible assets with indefinite lives will no longer be amortized, but shall be tested for impairment annually, or more frequently if circumstances indicate potential impairment. The impairment test is comprised of two steps: (1) a reporting unit’s fair value is compared to its carrying value; if the fair value is less than its carrying value, goodwill impairment is indicated; and (2) if impairment is indicated in the first step, it is measured by comparing the implied fair value of goodwill to its carrying value at the reporting unit level. Adoption of SFAS No. 142 did not have an impact on the Company’s consolidated financial statements. Goodwill amortization expense for the years ended September 30, 2000, September 29, 2001 and September 28, 2002 was $0.8 million, $0.9 million and $0.9 million, respectively for continuing operations and $0.6 million, $0.6 million and $0.7 million, respectively for discontinued operations.

SFAS No. 143.    SFAS No. 143 addresses the accounting for obligations associated with the retirement of long-lived assets. Adoption of SFAS No. 143 did not have an impact on the Company’s consolidated financial statements.

SFAS No. 144.    SFAS No. 144 addresses financial accounting and reporting for the impairment or disposal of long-lived assets. This statement supercedes SFAS No. 121 “Accounting for the Impairment of Long Lived Assets and for Long Lived Assets to be Disposed of” (“SFAS No. 121”) on the same topic and the accounting and certain reporting provisions of Accounting Principles Board (“APB”) Opinion No. 30, “Reporting the Results of Operations—Reporting the Effects of Disposal of a Segment of a Business, and Extraordinary, Unusual and Infrequently Occurring Events and Transactions”, for the disposal of a segment of a business (as defined in that Opinion). This Statement also amends Accounting Research Bulletin No. 51, “Consolidated Financial Statements”, to eliminate the exception to consolidation for a subsidiary for which control is likely to be temporary. Adoption of SFAS No. 144, did not have an impact on the Company’s consolidated financial statements.

SFAS No. 145.    SFAS No. 145 will generally require gains and losses on extinguishments of debt to be classified as income or loss from continuing operations rather than as extraordinary items as previously required under SFAS No. 4. Extraordinary treatment will be required for certain extinguishments as provided in APB Opinion No. 30. The adoption of SFAS No. 145 did not have an impact on the Company’s consolidated financial statements.

SFAS No. 146.    SFAS No. 146 addresses exit or disposal activities including one-time involuntary employee termination benefits, contract termination costs and costs to consolidate facilities or relocate employees. Existing accounting guidelines (principally Emerging Issue Task Force Issue 94-3, “Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity”) require companies to recognize a liability when management commits itself or announces plans to exit or dispose of an activity. SFAS No. 146 will prohibit companies from recognizing an exit or disposal liability until the liability has been incurred, generally the “communication date” for one-time termination benefits and the contract termination or “cease use date” for contract costs, and will require these liabilities to be measured at fair value. The adoption of SFAS No. 146 did not have a material impact on the Company’s consolidated financial statements.

Forward-Looking Information

This document and the documents of Unified incorporated by reference may contain “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995. These statements relate to expectations concerning matters that (a) are not historical facts, (b) predict or forecast future events or results, (c) embody assumptions which may prove to have been inaccurate, including Unified’s assessment of the probability and materiality of losses associated with litigation and other contingent liabilities; and Unified’s expectations regarding the adequacy of capital and liquidity. Also, when we use words such as “believes”, “expects”, “anticipates” or similar expressions, we are making forward-looking statements. Although Unified believes that the expectations reflected in such forward-looking statements are reasonable, we cannot give you any assurance that such expectations will prove correct. Important factors that could cause actual results to differ materially from such expectations include the adverse effects of the changing industry environment and increased competition; sales decline and loss of customers; exposure to the uncertainties of litigation and other contingent liabilities; the ability of Unified to close and sell its discontinued operations within the parameters of the estimates made with respect to the closure or sale; the inability of the Company to establish and perform plans to improve its operating performance and equity base in order to meet financial covenants applicable to future periods; and the increased credit risk to Unified caused by the ability of former United members to establish their required minimum deposits over time through use of patronage dividends to purchase Class B Shares if such members default on their obligations to Unified prior to their deposit requirements being met and the existing deposit proves inadequate to cover such members’ obligation. Important factors that could cause actual results to differ materially from the Company’s expectations also include the factors discussed under the caption “Additional Discussion and Analysis” within Management Discussion and Analysis of Financial Condition and Results of Operations. All

forward-looking statements attributable to Unified are expressly qualified in their entirety by the factors that may cause actual results to differ materially from anticipated results.

Item 7a.     QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Unified has only limited involvement with derivative financial instruments. They are used to manage well-defined interest rate risks. Unified entered into a five-year interest rate collar agreement in February 1999 in relation to certain borrowings on its variable rate revolving credit. The collar agreement was put in place without incurring a fee with respect to the collar transaction. The hedge agreement is structured such that Unified pays a variable rate of interest between 6% (cap rate) and 4.94% (floor rate) based on a notional amount of $50 million. The weighted average interest rate, prior to lender’s margin, on borrowings on the revolving credit was 1.86% at September 28, 2002. As a result of declining interest rates, the Company recorded a negative fair value of $2.4 million on the interest rate collar agreement at September 28, 2002.

Unified is subject to interest rate changes on its notes payable under the Company’s credit agreements that may affect the fair value of the notes payable and cash flow and earnings. Based on the notes payable outstanding at September 28, 2002 and the current market condition, a 100 basis point increase in the applicable interest rates would decrease the Company’s annual cash flow and pretax earnings by approximately $1.7 million. Conversely, a 100 basis point decrease in the applicable interest rates would increase annual cash flow and pretax earnings by $1.7 million.

With the adoption of SFAS No. 133, the Company’s investments in convertible bonds were reclassified from available for sale securities to trading securities. As a result of changing the classification of the convertible bonds, the Company is subject to market risk associated with fluctuations in interest rates and the market value of the embedded conversion feature. During the year ended September 28, 2002, the Company recorded gains due to the changes in the fair value of the convertible bonds totaling $0.4 million.

Item 8.    FINANCIAL STATEMENTS

Independent Auditors’ Report

The Board of Directors
Unified Western Grocers, Inc.

We have audited the accompanying consolidated balance sheets of Unified Western Grocers, Inc. and subsidiaries (the “Company”) as of September 29, 2001 and September 28, 2002, and the related consolidated statements of earnings and comprehensive earnings, shareholders’ equity, and cash flows for each of the three years in the period ended September 28, 2002. Our audits also included the financial statement schedule listed in the Index at Item 15(d). These financial statements and the financial statement schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements and the financial statement schedule based on our audits.

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

In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of the Company as of September 29, 2001 and September 28, 2002, and the results of their operations and their cash flows for each of the three years in the period ended September 28, 2002, in conformity with accounting principles generally accepted in the United States of America. Also, in our opinion, such financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly in all material respects the information set forth therein.

As discussed in Note 3 to the consolidated financial statements, the Company effected a quasi-reorganization in September 2002. In conjunction with the accounting for the quasi-reorganization, the Company adjusted the recorded value of specific assets and liabilities to fair value. In addition, as required by quasi-reorganization accounting, the Company early adopted Statement of Financial Accounting Standards (“SFAS”) No. 142, “Goodwill and Other Intangible Assets”, SFAS No. 143, “Accounting for Asset Retirement Obligations”, SFAS No. 144, “Accounting for the Impairment or Disposal of Long Lived Assets”, SFAS No. 145, “Rescission of FASB Statements No. 4, 44 and 64, Amendment of FASB Statement No. 13, and Technical Corrections” and SFAS No. 146, “Accounting for Costs Associated with Exit or Disposal Activities”.

As discussed in Note 1 to the consolidated financial statements, the Company implemented the provisions of SFAS No. 133 “Accounting for Derivative Instruments and Hedging Activities” effective October 1, 2000.

DELOITTE & TOUCHE LLP

Los Angeles, California
December 31, 2002

Unified Western Grocers, Inc. and Subsidiaries

Consolidated Balance Sheets

(dollars in thousands)

	September 29, 2001	September 28, 2002

Assets

Current Assets:
Cash and cash equivalents	$12,278	$9,957
Accounts and notes receivable, net of allowances of $7,578 (2001)	196,546	190,397
Inventories	213,534	202,190
Prepaid expenses	7,127	6,524
Deferred income taxes	10,043	11,649
Net current assets of discontinued operations	5,699	—

Total current assets	445,227	420,717
Properties, net	110,400	193,190
Investments	48,593	53,531
Notes receivable, net of allowances of $4,014 (2001)	42,118	23,696
Goodwill, net	33,893	30,149
Other assets, net	55,884	53,157
Net assets of discontinued operations	33,619	—

Total Assets	$769,734	$774,440

Liabilities and Shareholders’ Equity

Current Liabilities:
Accounts payable	$176,641	$146,342
Accrued liabilities	92,105	91,798
Current portion of notes payable	16,166	18,058
Patrons’ excess deposits and declared patronage dividends	18,708	17,472
Net current liabilities of discontinued operations	—	3,069

Total current liabilities	303,620	276,739
Notes payable, due after one year	298,710	287,780
Long-term liabilities, other	62,299	105,048
Net liabilities of discontinued operations	—	1,242
Patrons’ deposits and certificates:
Patrons’ required deposits	14,804	13,261
Subordinated patronage dividend certificates	1,843	3,338
Commitments and contingencies

Shareholders’ equity:
Class A Shares: 500,000 shares authorized, 69,125 and 71,125 shares outstanding at September 29, 2001 and September 28, 2002, respectively	11,576	10,771
Class B Shares: 2,000,000 shares authorized, 447,289 and 478,909 shares outstanding at September 29, 2001 and September 28, 2002, respectively	79,100	76,261
Additional paid-in capital	18,095	—
Accumulated deficit	(18,708)	—
Accumulated other comprehensive loss	(1,605)	—

Total shareholders’ equity	88,458	87,032

Total Liabilities and Shareholders’ Equity	$769,734	$774,440

The accompanying notes are an integral part of these statements.

Unified Western Grocers, Inc. and Subsidiaries

Consolidated Statements of Earnings and Comprehensive Earnings

(dollars in thousands)

	September 30, 2000	September 29, 2001	September 28, 2002

Net sales	$2,870,351	$2,770,203	$2,792,782
Costs and expenses:
Cost of sales	2,578,789	2,492,668	2,513,147
Distribution, selling and administrative	251,123	237,131	235,608

Operating income	40,439	40,404	44,027
Interest expense	(27,474)	(27,005)	(23,157)

Earnings from continuing operations before patronage dividends, income taxes and cumulative effect of a change in accounting principle	12,965	13,399	20,870
Patronage dividends	(15,426)	(14,934)	(16,713)

Earnings (loss) from continuing operations before income taxes and cumulative effect of a change in accounting principle	(2,461)	(1,535)	4,157
Income taxes (benefit)	(415)	(272)	2,172

Earnings (loss) from continuing operations before cumulative effect of a change in accounting principle	(2,046)	(1,263)	1,985
Discontinued operations
Loss from discontinued operations, net of income tax benefits of $(4,620), $(2,228) and $(5,023) in 2000, 2001 and 2002, respectively	(9,320)	(11,904)	(5,146)
Loss on sale and/or disposal of discontinued operations, net of income tax benefit of $(8,395) in 2002	—	—	(35,444)

Loss from discontinued operations	(9,320)	(11,904)	(40,590)
Loss before cumulative effect of change in accounting principle	(11,366)	(13,167)	(38,605)
Cumulative effect of a change in accounting principle	—	31	—

Net loss	(11,366)	(13,136)	(38,605)

Other comprehensive earnings (loss), net of income taxes:
Cumulative effect of a change in accounting principle	—	1,143	—
Unrealized loss on valuation of interest rate collar	—	(2,933)	(618)
Unrealized holding gains on investments	189	555	510
Minimum pension liability adjustment	(364)	364	(6,145)

Comprehensive loss	$(11,541)	$(14,007)	$(44,858)

The accompanying notes are an integral part of these statements.

Unified Western Grocers, Inc. and Subsidiaries

Consolidated Statements of Shareholders’ Equity

(dollars in thousands)

For the fiscal years ended September 30, 2000, September 29, 2001 and September 28, 2002	Class A		Class B		Additional Paid-In Capital	Accumulated Deficit	Accumulated Other Comprehensive Earnings (Loss)
	Shares	Amount	Shares	Amount

Balance, October 2, 1999	64,852	$10,398	395,565	$70,591	$18,095	$6,247	$(559)
Class A Shares issued	4,280	1,024
Class A Shares redeemed	(3,294)	(523)				(110)
Class B Shares issued			37,131	7,490
Class B Shares redeemed			(12,645)	(3,211)		(343)
Net loss						(11,366)
Net unrealized gain on appreciation of investments (net of deferred tax liability of $91)							189
Minimum pension liability adjustment (net of deferred tax benefit of $241)							(364)

Balance, September 30, 2000	65,838	10,899	420,051	74,870	18,095	(5,572)	(734)
Class A Shares issued	3,617	761
Class A Shares redeemed (Shares exchanged for Class B Shares)	(330)	(84)
Class B Shares issued			32,843	5,653
Class B Shares redeemed			(5,605)	(1,423)
Net loss						(13,136)
Cumulative effect of a change in accounting principle							1,143
Net unrealized loss on valuation of interest rate collar							(2,933)
Net unrealized gain on appreciation of investments (net of deferred tax liability of $285)							555
Minimum pension liability adjustment (net of deferred tax liability of $241)							364

Balance, September 29, 2001	69,125	11,576	447,289	79,100	18,095	(18,708)	(1,605)
Class A Shares issued	2,000	343
Class B Shares issued			32,828	5,194
Class B Shares converted to redemption subordinated notes			(1,208)	(300)		1
Net loss						(38,605)
Net unrealized loss on valuation of interest rate collar							(618)
Net unrealized gain on appreciation of investments (net of deferred tax liability of $276)							510
Minimum pension liability adjustment (net of deferred tax benefit of $4,068)							(6,145)
Quasi-reorganization adjustments (Note 3):
Elimination of accumulated other comprehensive earnings (loss)						(7,858)	7,858
Revaluation of assets and liabilities, net of deferred tax liability of $24,975						38,194
Transfer of accumulated deficit to additional paid-in capital					(18,095)	18,095
Transfer of accumulated deficit to Class A and Class B Shares		(1,148)		(7,733)		8,881

Balance, September 28, 2002	71,125	$10,771	478,909	$76,261	$—	$—	$—

The accompanying notes are an integral part of these statements.

Unified Western Grocers, Inc. and Subsidiaries

Consolidated Statements of Cash Flows

(dollars in thousands)

	September 30, 2000	September 29, 2001	September 28, 2002

Cash flows from operating activities:
Net earnings (loss)	($11,366)	($13,136)	($38,605)
Less: Loss from discontinued operations	(9,320)	(11,904)	(5,146)
Less: Loss on sale and/or disposal of discontinued operations	—	—	(35,444)
Less: Cumulative effect of a change in accounting principle	—	31	—

Earnings (loss) from continuing operations	(2,046)	(1,263)	1,985
Adjustments to reconcile net earnings (loss) to net cash provided (utilized) by operating activities:
Write down of net assets of unprofitable subsidiaries to fair market value	—	—	576
Depreciation and amortization	24,830	22,845	24,587
Provision for allowance for doubtful accounts	9,735	2,643	2,714
Deferred taxes	(5,035)	(2,250)	1,066
(Gain) loss on sale of properties	(50)	(172)	116
Purchases of trading securities	—	(4,632)	(3,505)
Proceeds from maturities or sales of trading securities	—	3,507	2,760
Patronage dividend certificates			3,338
(Increase) decrease in assets:
Accounts and notes receivable	(11,993)	2,434	4,565
Inventories	(1,262)	1,600	11,287
Prepaid expenses	4,859	(1,265)	558
Pension plan assets	(50)	(836)	(349)
Increase (decrease) in liabilities:
Accounts payable	41,613	(29,797)	(30,339)
Accrued liabilities	(6,798)	13,193	(1,241)
Long-term liabilities, other	3,269	2,380	5,804

Net cash provided by operating activities	57,072	8,387	23,922

Cash flows from investing activities:
Purchase of properties	(17,768)	(18,497)	(7,059)
Purchases of securities and other investments	(9,846)	(30,507)	(17,868)
Proceeds from maturities or sales of securities and other investments	6,929	24,849	13,568
(Increase) decrease in notes receivable	(1,354)	13,687	12,779
Proceeds from sales of properties	674	1,091	318
Increase in other assets	(7,816)	(15,495)	(17,294)
Acquisition of net assets from wholesale distribution companies*	(428)	—	—
Acquisition of net assets in retail store operations**	—	(2,334)	—

Net cash utilized by investing activities	(29,609)	(27,206)	(15,556)

Cash flows from financing activities:
Additions to long-term notes payable	—	38,600	8,400
Reduction of long-term notes payable	(26,248)	—	(2,500)
Additions to short-term notes payable	81	—	—
Reduction of short-term notes payable	(7,531)	(11,086)	(9,227)
Payment of deferred financing fees	(104)	—	(659)
Patrons’ excess deposits and declared patronage dividends	3,402	18	(782)
Redemption of patronage dividend certificates	—	(1,862)	(2,262)
Repurchase of shares from members	(976)	—	—
Increase (decrease) in members’ required deposits	(713)	(7,166)	(1,543)
Issuance of shares to members	8,872	6,330	5,537

Net cash (utilized) provided by financing activities	(23,217)	24,834	(3,036)

Net increase in cash and cash equivalents from continuing operations	4,246	6,015	5,330
Net cash utilized by discontinued operations	(10,466)	(1,907)	(7,651)
Cash and cash equivalents at beginning of year	14,390	8,170	12,278

Cash and cash equivalents at end of year	$8,170	$12,278	$9,957

The accompanying notes are an integral part of these statements.

Unified Western Grocers, Inc. and Subsidiaries

Consolidated Statements of Cash Flows—Continued

(dollars in thousands)

	September 30, 2000		September 29, 2001		September 28, 2002

Supplemental disclosure of cash flow information:
Cash paid during the year for:
Interest	$26,262		$26,124		$22,362
Income taxes	—		$78		$15

* Acquisition of net assets from wholesale distribution companies:
Working capital, other than cash	$(431)
Properties	850
Notes receivable and other assets	(2,217)
Goodwill - United Grocers, Inc	(2,452)
Sales	(428)
Long-term liabilities, other	4,250

Net cash effect due to acquisition of net assets from wholesale distribution companies	$(428	)(a)

** Acquisition of net assets in retail store operations:
Working capital, other than cash			$(800)
Properties			(600)
Notes receivable and other long-term assets			(36)
Goodwill			(898)

			(2,334)
Net cash effect due to acquisition of net assets in retail store operations			$(2,334	)(b)

(a)	Acquisition of Central Food Sales in fiscal 2000 and adjustments to acquisition of net assets from United Grocers, Inc. at September 29, 1999.
(b)	Acquisition of three retail stores operating under the “Apple Markets” banner on June 22, 2001.

Noncash Transactions

During the years ended September 29, 2001 and September 28, 2002, the Company issued $1.4 million and $0.3 million, respectively of subordinated redemption notes in exchange for Class B Shares held by members.

During the year ended September 29, 2001, the Company exchanged 330 Class A Shares (valued at $84,000) for equivalent Class B Shares in a non-cash transaction.

During the year ended September 28, 2002, the Company’s pension plan experienced an accounting funding shortfall of approximately $3.9 million and triggered the recording of an additional “minimum liability” pursuant to SFAS No. 87 of $6.1 million, net of tax to Accumulated Other Comprehensive Income which was a non-cash reduction of stockholders equity.

The decision to exit the retail operations resulted in an impairment of the underlying assets and the accrual of certain exit-related costs and liabilities. Concurrent with the decision to exit the retail operations, the Company’s Board of Directors approved a resolution to effect a quasi-reorganization. The exit from retail resulted in a net loss from discontinued operations of $5.1 million net of income tax benefits of $5.0 million for the 2002 period. Included in the loss on sale and/or disposal of discontinued operations for the year ended September 28, 2002 are the write-down of goodwill of $21.1 million, expected losses to be incurred during the disposal period of $4.5 million, write-down of assets to fair value of $10.5 million, lease reserves and settlements of $3.7 million, severance and termination benefits of $0.8 million and contract termination and other costs of $0.7 million. These costs were partially offset by estimated proceeds of $5.9 million, net of tax. The severance and termination benefits relate to benefits to be paid to retail and store management (approximately 500 employees) over the term of the exit plan.

The accompanying notes are an integral part of these statements.

Unified Western Grocers, Inc. and Subsidiaries

Notes To Consolidated Financial Statements

Fiscal years ended September 30, 2000, September 29, 2001 and September 28, 2002.

1.    Summary of Significant Accounting Policies

Nature of Business.    Unified Western Grocers, Inc. (“Unified” or the “Company”) is a cooperative organization engaged principally in the distribution of food and related general merchandise products primarily to retail establishments owned by shareholders of the Company. The Company and its subsidiaries also provide services to its members including finance, merchandising services, insurance and transportation. All establishments with which directors are affiliated, as members of the Company, purchase groceries, related products and store equipment from the Company in the ordinary course of business pursuant to published terms or according to the provisions of individually negotiated supply agreements.

The Company periodically makes investments in retail grocery operations to assist its members. The Company has owned and managed retail grocery stores. As of September 28, 2002, the Company owned twelve stores of which nine were operating. However, on September 25, 2002, the Board of Directors approved a plan to exit its retail operations. These operations are classified herein as a discontinued operation. (See Note 2)

Principles of Consolidation.    The consolidated financial statements include the accounts of the Company and its subsidiaries. Inter-company transactions and accounts with subsidiaries have been eliminated.

Fiscal Year End.    The Company’s fiscal year ends on the Saturday nearest September 30.

Quasi-reorganization.    On September 25, 2002, the Company’s Board of Directors authorized the Company to effect a quasi-reorganization for financial reporting purposes effective September 28, 2002. A quasi-reorganization is an accounting procedure that eliminates an accumulated deficit in retained earnings and permits the Company to proceed on much the same basis as if it had been legally reorganized. A quasi-reorganization involves restating the Company’s assets and liabilities to their fair values. Any remaining deficit in retained earnings is then eliminated by a transfer from additional paid-in capital and capital stock, if necessary, giving the Company a “fresh start” with a zero balance in retained earnings. (See Note 3)

Use of Estimates.    The preparation of the financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect amounts reported in the financial statements and accompanying notes. Actual results could differ from those estimates.

Cash Equivalents.    The Company considers all highly liquid investments purchased with an original maturity of three months or less to be cash equivalents.

Inventories.    Inventories are valued at the lower of cost or market. Cost is determined on the first-in, first-out method for items of warehouse stock and on the retail method for retail stores. Inventory is primarily comprised of finished goods.

Depreciation.    Depreciation is computed using the straight-line method over the estimated useful lives of the assets, which range from 3 to 40 years. Leasehold improvements are amortized based on the estimated life of the asset or the life of the lease, whichever is shorter. Expenditures for replacements or major improvements are capitalized; expenditures for normal maintenance and repairs are charged to operations as incurred. Upon the sale or retirement of properties, the cost and accumulated depreciation are removed from the accounts, and any gain or loss is included in operations.

Investments.    The Company has classified its investment in mandatory redeemable preferred stock as held-to-maturity securities, based on the Company’s positive intent and ability to hold these investments. Held-to-maturity securities are carried at cost, adjusted for amortization of premiums and accretion of discounts to maturity. Convertible corporate securities are classified as trading and carried at fair market value with any changes recorded in net earnings (loss). Equity securities and other fixed maturity securities are classified as investments available-for-sale. Unrealized gains and losses, net of taxes, on available-for-sale investments are recorded as a separate component of accumulated other comprehensive earnings (loss).

Unified Western Grocers, Inc. and Subsidiaries

Notes to Consolidated Financial Statements—(Continued)

Goodwill and Other Long-Lived Assets.    Goodwill arising from business combinations, represents the excess of the purchase price over the estimated fair value of net assets acquired. Prior to the adoption of Statement of Financial Accounting Standards (“SFAS”) No. 142 “Goodwill and Other Intangible Assets”, goodwill was amortized over the period of expected benefit. Management reviewed goodwill and other long-lived assets for impairment whenever events or changes in circumstances indicated that the carrying amount might not be recoverable. Management deemed goodwill or long-lived assets to be impaired if the estimated expected future cash flows on an undiscounted basis was less than the carrying amount. For purposes of review, goodwill that arose in a transaction was included as part of the asset grouping in determining recoverability. Estimates of expected future cash flows were based on management’s best estimates of anticipated operating results over the remaining useful lives of the assets.

In accordance with the provisions of SFAS No. 142, goodwill arising from business combinations will no longer be amortized but will be tested for impairment annually or more frequently if circumstances indicate potential impairment. Concurrent with the Company’s adoption of SFAS No. 142 on September 28, 2002, the amortization of goodwill, including goodwill recorded in past transactions ceased. (See “Recently Issued Pronouncements”)

Included in the consolidated balance sheets at September 29, 2001 and September 28, 2002 is goodwill totaling $33.9 million and $30.1 million, net of accumulated amortization of $1.8 million and $2.7 million, respectively. Additionally, included in the net assets of discontinued operations at September 29, 2001, is goodwill of approximately $22.6 million, net of accumulated amortization of $2.0 million. Goodwill amortization expense for the years ended September 30, 2000, September 29, 2001 and September 28, 2002 was $0.8 million, $0.9 million and $0.9 million, respectively, for continuing operations and $0.6 million, $0.6 million and $0.7 million, respectively, for discontinued operations.

Capitalized Software Costs.    The Company capitalizes costs associated with the development of software for internal use and amortizes the costs over a 3 or 4-year period. Costs incurred in planning and post implementation activities are expensed as incurred.

Income Taxes.    Unified operates primarily as a grocery wholesaler serving independent supermarket operators. The grocery wholesale business is operated as a non-exempt cooperative owned by the member patrons for tax purposes. This allows the Company to deduct, for federal and state income tax purposes, the patronage dividends paid to member patrons made in the form of qualified written notices of allocation based on their proportionate share of business done with the cooperative. In addition, the Company has several wholly owned subsidiaries providing ancillary services to its members. These services conducted by the respective subsidiaries are conducted on a non-patronage basis and any earnings from these activities are taxable.

Deferred income tax assets and liabilities are recognized based on differences between the financial statement and income tax bases of assets and liabilities using presently enacted income tax rates. Valuation allowances are established when necessary to reduce net deferred tax assets to amounts, which are more likely than not, to be realized.

Derivative Instruments and Hedging Activity.    Effective October 1, 2000, the Company adopted SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities” (“SFAS No. 133”), as amended by SFAS Nos. 137 and 138, which establishes accounting and reporting standards for derivative instruments and hedging activities. SFAS No. 133 requires that entities recognize all derivatives as either assets or liabilities in the balance sheet and measure those instruments at fair value. Accounting for changes in the fair value of a derivative depends on the intended use and resulting designation of the derivative. For derivatives designated as hedges, changes in the fair value are either offset against the change in fair value of the assets or liabilities through earnings or recognized in accumulated other comprehensive earnings (loss) in the consolidated balance sheets until the hedged item is recognized in earnings. The adoption of SFAS No. 133 resulted in a transition adjustment of $1.1 million that was recorded as a cumulative-effect type adjustment in other comprehensive earnings (loss) to recognize the fair value of derivatives that are designated as cash flow hedges.

Unified Western Grocers, Inc. and Subsidiaries

Notes to Consolidated Financial Statements—(Continued)

On the date the Company enters into a derivative contract, management designates the derivative as a hedge for the identified exposure. The Company formally documents all relationships between hedging instruments and hedged items, as well as the risk-management objective and strategy for entering into various hedge transactions. In this documentation, the Company identifies the asset, liability, firm commitment, or forecasted transaction that has been designated as a hedged item and indicates how the hedging instrument is expected to hedge the risks related to the hedged item. The Company formally measures effectiveness of its hedging relationships both at the hedge inception and on an ongoing basis in accordance with its risk management policy. The Company would discontinue hedge accounting prospectively if it is determined that the derivative is no longer effective in offsetting changes in the hedged item.

Unified makes limited use of derivative instruments, primarily to manage the risks associated with interest rates of its debt agreement.

Book Value Per Share.    Book value per share is calculated by dividing shareholder’s equity by the number of Class A and B shares outstanding at fiscal year end. At September 29, 2001 and September 28, 2002, the book value per share was $171.29 and $158.23, respectively.

Sales.    The Company recognizes revenue in its wholesale distribution segment at the time of delivery when title is transferred to the customer. Revenues and income from services rendered are recognized when the services are performed.

Environmental Costs.    The Company expenses, on a current basis, certain recurring costs incurred in complying with environmental regulations and remediating environmental pollution. The Company also reserves for certain non-recurring future costs required to remediate environmental pollution for which the Company is liable whenever, by diligent legal and technical investigation, the scope or extent of pollution has been determined, the Company’s contribution to the pollution has been ascertained, remedial measures have been specifically identified as practical and viable, and the cost of remediation and the Company’s proportionate share can be reasonably estimated.

Comprehensive Earnings (Loss).    Comprehensive earnings (loss) is net earnings, plus certain other items that are recorded by the Company directly to accumulated other comprehensive earnings (loss), bypassing net earnings. The balance and current period change for each component of comprehensive earnings (loss), net of taxes, are summarized as follows:

Amounts in thousands

	Fair Value Interest Rate Collar	Net Unrealized Gain (Loss) On Appreciation (Depreciation) of Investments	Minimum Pension Liability Adjustment

Balance, October 2, 1999	—	$(559)	—
Current period charge	—	189	$(364)

Balance, September 30, 2000	—	(370)	(364)
Cumulative effect of adopting SFAS No. 133	$1,143	—	—
Current period charge	(2,933)	555	364

Balance, September 29, 2001	(1,790)	185	—
Current period charge	(618)	510	(6,145)
Fair value adjustment for quasi-reorganization	2,408	(695)	6,145

Balance, September 28, 2002	$—	$—	$—

Unified Western Grocers, Inc. and Subsidiaries

Notes to Consolidated Financial Statements—(Continued)

The components of the change in net unrealized gains (losses), net of taxes, are as follows:

Amounts in thousands

	September 30, 2000	September 29, 2001	September 28, 2002

Unrealized holding gains arising during the period	$253	$847	$513
Less reclassification adjustment for gains included in net earnings	64	240	3
Conversion of convertible debt securities from available for sale to trading	—	(52)	—

Net unrealized holding gains	$189	$555	$510

The Company entered into a five-year interest rate collar agreement in February 1999 in relation to certain borrowings on its variable rate revolving credit facility. The Company has designated the interest rate collar as a cash flow hedge. Under the provisions of SFAS No. 133, the fair value of the collar must be reflected in the Company’s financial statements. On October 1, 2000, the Company recognized the fair value of the collar, which totaled $1.1 million, as a cumulative effect of adopting SFAS No. 133 in other comprehensive earnings (loss). Additionally, SFAS No. 133 requires that the fair value of the collar be adjusted with the change in fair value being recorded as an adjustment to other comprehensive earnings (loss). Due to declining interest rates, the Company recorded an unrealized loss relating to the valuation of the collar of $2.9 million and $0.6 million during fiscal years ended 2001 and 2002, respectively.

The Company holds investments in various marketable securities and convertible bonds. Prior to the adoption of SFAS No. 133, the Company classified its convertible bonds as available for sale, with changes in fair value recorded in other comprehensive earnings (loss). With the adoption of SFAS No. 133, the convertible bonds were reclassified to trading securities, which resulted in the Company recognizing gains of $52,000 at October 1, 2000. The $52,000 of gains consisted of $31,000 cumulative effect of a change in accounting principle and a $21,000 reclassification of previously unrealized holding gains. During the years ended September 29, 2001 and September 28, 2002, the Company recorded a loss of $0.7 million and a gain of $0.4 million, respectively on the fair value of the convertible bonds.

The Company’s employees participate in defined benefit pension plans sponsored by the Company. The Company accounts for the plans in accordance with SFAS No. 87, “Employer’s Accounting for Pensions” (“SFAS No. 87”), which requires the Company to make actuarial assumptions which are used to calculate the related assets, liabilities and expenses recorded in the Company’s consolidated financial statements. In fiscal 2002, the combination of declining interest rates and lower investment returns caused the fair value of the Company’s pension plan assets to fall below the accumulated benefit obligation as of June 30, 2002, the plans measurement date, as determined by third party actuaries. Accordingly, the Company recorded an additional pension liability of approximately $6.1 million, net of income taxes, and charged accumulated other comprehensive earnings (loss) in fiscal 2002.

In connection with the quasi-reorganization (See Note 3), the cumulative adjustments recorded in accumulated other comprehensive earnings (loss) have been eliminated as part of the Company’s restatement of their assets and liabilities to fair value.

Reclassifications.    Certain amounts in the prior years’ financial statements have been reclassified to conform to the current year’s presentation.

Unified Western Grocers, Inc. and Subsidiaries

Notes to Consolidated Financial Statements—(Continued)

Recently Issued Pronouncements

As a result of the Company’s implementation of a quasi-reorganization as of September 28, 2002 (See Note 3), the Company was required to early adopt all accounting standards with effective dates within one year of the quasi-reorganization implementation including SFAS No. 142, “Goodwill and Other Intangible Assets” (“SFAS No. 142”), SFAS No. 143, “Accounting for Asset Retirement Obligations” (“SFAS No. 143”), SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets” (“SFAS No. 144”), SFAS No. 145, “Rescission of FASB Statements No. 4, 44, and 64, Amendment of FASB Statement No. 13, and Technical Corrections” (“SFAS No. 145”) and SFAS No. 146, “Accounting for Costs Associated with Exit or Disposal Activities” (“SFAS No. 146”). The following describes the accounting pronouncements the Company early adopted.

SFAS No. 142.    SFAS No. 142 addresses the financial accounting and reporting for goodwill and other intangible assets. The statement provides that goodwill or other intangible assets with indefinite lives will no longer be amortized, but shall be tested for impairment annually, or more frequently if circumstances indicate potential impairment. The impairment test is comprised of two steps: (1) a reporting unit’s fair value is compared to its carrying value; if the fair value is less than its carrying value, goodwill impairment is indicated; and (2) if impairment is indicated in the first step, it is measured by comparing the implied fair value of goodwill to its carrying value at the reporting unit level. Adoption of SFAS No. 142 did not have an impact on the Company’s consolidated financial statements.

SFAS No. 143.    SFAS No. 143 addresses the accounting for certain obligations associated with the retirement of long-lived assets. Adoption of SFAS No. 143 did not have an impact on the Company’s consolidated financial statements.

SFAS No. 144.    SFAS No. 144 addresses the financial accounting and reporting for the impairment or disposal of long-lived assets. This statement supersedes SFAS No. 121, “Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed of” (“SFAS No. 121”) on the same topic and the accounting and certain reporting provisions of Accounting Principles Board (“APB”) Opinion No. 30, “Reporting the Results of Operations—Reporting the Effects of Disposal of a Segment of a Business, and Extraordinary, Unusual and Infrequently Occurring Events and Transactions”, for the disposal of a segment of a business (as defined in that Opinion). This Statement also amends Accounting Research Bulletin No. 51, “Consolidated Financial Statements”, to eliminate the exception to consolidation for a subsidiary for which control is likely to be temporary. Adoption of SFAS No. 144, did not have an impact on the Company’s consolidated financial statements.

SFAS No. 145.    SFAS No. 145 generally requires gains and losses on extinguishments of debt to be classified as income or loss from continuing operations rather than as extraordinary items as previously required under SFAS No. 4 “Reporting Gains and Losses from Extinguishment of Debt”. Extraordinary treatment will be required for certain extinguishments as provided in APB Opinion No. 30. The adoption of SFAS No. 145 did not have an impact on the Company’s consolidated financial statements.

SFAS No. 146.    SFAS No. 146 addresses exit or disposal activities including one-time involuntary employee termination benefits, contract termination costs and costs to consolidate facilities or relocate employees. Existing accounting guidelines (principally Emerging Issue Task Force Issue 94-3, “Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity”) require companies to recognize a liability when management commits itself or announces plans to exit or dispose of an activity. SFAS No. 146 will prohibit companies from recognizing an exit or disposal liability until the liability has been incurred, generally the “communication date” for one-time termination benefits and the contract termination or “cease use date” for contract costs, and will require these liabilities to be measured at fair value. The adoption of SFAS No. 146 did not have an impact on the Company’s consolidated financial statements.

Unified Western Grocers, Inc. and Subsidiaries

Notes to Consolidated Financial Statements—(Continued)

2.    Discontinued Operations

On September 25, 2002, the Company’s Board of Directors approved a plan to exit the Company’s retail operations. The plan of disposition included the closure of three retail stores prior to September 28, 2002 with the remaining nine stores being sold or closed within six to nine months from the end of the fiscal year. Therefore, the Company has reclassified its consolidated financial statements to reflect the exit of its retail operations and to segregate the revenues, costs and expenses, assets and liabilities and cash flows of this business. The net operating results, net assets and net cash flows of the retail operations have been reported as “discontinued operations” in the accompanying financial statements.

Revenues from discontinued operations were $206.6 million, $159.3 million and $125.3 million for the years ended September 30, 2000, September 29, 2001, and September 28, 2002, respectively. Net losses from discontinued operations were approximately $9.3 million, $11.9 million, and $5.1 million, net of income tax benefits of $4.6 million, $2.2 million and $5.0 million, for the years ended September 30, 2000, September 29, 2001, and September 28, 2002, respectively.

Included in the loss on sale and/or disposal of discontinued operations for the year ended September 28, 2002 are the write-down of goodwill of $21.1 million, expected losses to be incurred during the disposal period of $4.5 million, write-down of assets to fair value of $10.5 million, lease reserves and settlements of $3.7 million, severance and termination benefits of $0.8 million and contract termination and other costs of $0.7 million. These costs were partially offset by estimated proceeds of $5.9 million, net of tax. Severance and termination benefits relate to benefits to be paid to retail and store management (approximately 500 employees) over the term of the exit plan.

The components of the net assets of discontinued operations included in the consolidated balance sheets are as follows:

Amounts in thousands

	September 29, 2001	September 28, 2002

Cash	$2,524	$(114)
Accounts receivable	2,392	277
Inventories	10,904	2,333
Prepaid expenses	406	—
Accounts payable	(8,169)	(815)
Accrued liabilities	(2,358)	(4,750)

Net current assets (liabilities) of discontinued operations	$5,699	$(3,069)

Property and equipment, net	12,257	2,368
Goodwill	22,619	—
Other assets	388	58
Other liabilities, long term	(1,645)	(3,668)

Net non-current assets (liabilities) of discontinued operations	$33,619	$(1,242)

Certain of the liabilities established in connection with the discontinued operations such as lease reserves and settlements (including proceeds to be received or paid in connection with lease buyouts) and contract terminations will be resolved in future years. As of September 28, 2002, the provisions established for these matters are considered adequate.

3.    Quasi-Reorganization

Concurrent with the decision to dispose of its retail operation as discussed in Note 2, the Company’s Board of Directors adopted a resolution approving the implementation of a quasi-reorganization for financial reporting purposes effective September 28, 2002. A quasi-reorganization is an accounting procedure that eliminates an accumulated deficit in retained earnings and involves adjusting the Company’s assets and

Unified Western Grocers, Inc. and Subsidiaries

Notes to Consolidated Financial Statements—(Continued)

liabilities to their fair values. Any remaining deficit in retained earnings is then eliminated by a transfer from additional paid-in capital and capital stock, if necessary, giving the Company a “fresh start” with a zero balance in retained earnings. The quasi-reorganization process resulted in the restatement of assets and liabilities of the Company to fair value at September 28, 2002 and the elimination of the Company’s accumulated deficit by a reduction of $18.1 million against additional paid-in capital, $1.1 million against Class A Shares and $7.7 million against Class B Shares. The quasi-reorganization adjustments did not result in a net write up of net assets.

As part of the quasi-reorganization, the Company was required to adopt all accounting standards with effective dates within one year of the quasi-reorganization implementation including SFAS No. 142 through SFAS No. 146 inclusive.

A summary of the consolidated accumulated deficit and the effects of the quasi-reorganization on the accumulated deficit follow:

Amounts in thousands

Accumulated deficit at September 28, 2002 prior to disposal of retail operations and quasi-reorganization	$(21,868)
Retail disposal costs charged to earnings, net of taxes
Write down of retail assets to fair value	(10,515)
Goodwill write off	(21,142)
Other exit costs, including loss on discontinued operations	(3,787)

Total retail disposal costs charged to earnings	(35,444)
Accumulated deficit in retained earnings before quasi-reorganization adjustments	(57,312)
Fair value adjustments, net of taxes
Property	54,325
Pension and post retirement benefits	(16,493)
Elimination of other comprehensive income	(7,858)
Other fair value adjustments	362

Total fair value adjustments	30,336
Accumulated deficit at September 28, 2002	(26,976)
Transfer from additional paid-in capital	18,095
Transfer from Class A Shares	1,148
Transfer from Class B Shares	7,733

Retained earnings at September 28, 2002, after disposal of retail operations and quasi-reorganization	$—

4.    Properties

Properties as of September 29, 2001 are stated at cost. Pursuant to quasi-reorganization accounting, properties were restated to fair value and accumulated depreciation was offset against the related asset accounts, as of September 28, 2002.

Amounts in thousands

	September 29, 2001	September 28, 2002

Land	$16,250	$59,291
Buildings and leasehold improvements	105,011	97,983
Equipment	134,540	35,916

	255,801	193,190
Less accumulated depreciation and amortization	145,401	—

	$110,400	$193,190

Unified Western Grocers, Inc. and Subsidiaries

Notes to Consolidated Financial Statements—(Continued)

5.    Investments

The amortized cost and fair value of investments are as follows:

September 29, 2001	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value

Available for sale and held to maturity securities:
Fixed maturity securities:
Available for sale:
U.S. Treasury securities and obligations of U.S. government corporations and agencies	$22,929	$662	$43	$23,548
Corporate securities	3,697	75	49	3,723

	26,626	737	92	27,271
Held to maturity:
Mandatory redeemable preferred stock	8,000	—	—	8,000
Interest collar agreement	—	—	1,790	(1,790)

	8,000	—	1,790	6,210

Total fixed maturity securities	34,626	737	1,882	33,481
Equity securities:
Available for sale
Redeemable preferred stock	1,938	46	394	1,590

Total available for sale and held to maturity securities	$36,564	$783	$2,276	35,071

Trading securities
Convertible corporate securities				4,494
Common stock, at cost				9,028

Total Investments				$48,593

Unified Western Grocers, Inc. and Subsidiaries

Notes to Consolidated Financial Statements—(Continued)

Pursuant to quasi-reorganization accounting, the gross amortized cost bases of investments were restated to fair value as of September 28, 2002.

September 28, 2002	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value

Available for sale and held to maturity securities:
Fixed maturity securities:
Available for sale:
U.S. Treasury securities and obligations of U.S. government corporations and agencies	$30,393			$30,393
Corporate securities	1,021			1,021

	31,414			31,414
Held to maturity:
Mandatory redeemable preferred stock	8,000			8,000
Interest collar agreement	(2,408)			(2,408)

	5,592			5,592

Total fixed maturity securities:	37,006			37,006
Equity securities:
Available for sale
Redeemable preferred stock	1,625			1,625

Total available for sale and held to maturity securities	$38,631			38,631

Trading securities
Convertible corporate securities				5,241
Common stocks, at cost				9,659

Total Investments				$53,531

During the years ended September 29, 2001 and September 28, 2002, the Company recorded losses of $0.7 million and gains of $0.4 million, respectively, due to changes in the fair value of the convertible corporate securities, which are classified as trading securities.

Held to maturity and available for sale fixed maturity securities are due as follows:

Amounts in thousands

September 29, 2001	Amortized Cost	Fair Value

Due after one year through five years	$7,237	$5,560
Due after five years through ten years	8,236	8,302
Due after ten years	19,153	19,619

	$34,626	$33,481

September 28, 2002	Fair Value

Due after one year through five years	$9,010
Due after five years through ten years	5,986
Due after ten years	22,010

$37,006

Unified Western Grocers, Inc. and Subsidiaries

Notes to Consolidated Financial Statements—(Continued)

Expected maturities will differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties. Mortgage-backed securities are shown as being due at their average expected maturity dates.

Net investment income (loss) is summarized as follows:

Amounts in thousands

	Years Ended

	September 30, 2000	September 29, 2001	September 28, 2002

Fixed maturity securities	$2,292	$2,229	$2,399
Preferred stock	305	259	(227)
Equity securities	125	3	(19)
Cash and cash equivalents	294	347	51

	3,016	2,838	2,204
Less investment expenses	218	225	229

	$2,798	$2,613	$1,975

Investments carried at fair values of $27.1 million and $34.7 million at September 29, 2001 and September 28, 2002, respectively, are on deposit with regulatory authorities in compliance with insurance company regulations. Equity securities that do not have readily determinable fair values are accounted for using the cost method.

The Company held investments in Western Family Holding Company common stock of $5.4 million and $5.5 million at September 29, 2001, and September 28, 2002, respectively. Western Family Holding Company is a cooperative located in Oregon from which the Company purchases food and related general merchandise products. The investment represents approximately a 17% and 19% ownership interest at September 29, 2001 and September 28, 2002. The investment is accounted for by the equity method of accounting.

On December 19, 2000, the Company purchased 80,000 shares of preferred stock of C&K Market, Inc. (“C&K”) for $8.0 million. Douglas H. Nidiffer, a director of the Company, is a shareholder, director and officer of C&K. In connection with the stock purchase transaction, C&K executed a ten-year supply agreement and the shareholders of C&K granted to the Company a put with respect to the preferred stock, exercisable upon occurrence of designated events including the nonpayment of permitted dividends or mandatory redemption payments. The preferred stock bears a 9.5% cumulative dividend rate, with cash payment of dividends deferred until after November 15, 2002, and then payable only if permitted by applicable loan agreements. The preferred stock is convertible into 15% of the common stock of C&K under certain circumstances.

Unified Western Grocers, Inc. and Subsidiaries

Notes to Consolidated Financial Statements—(Continued)

6.    Acquisitions

On September 27, 1999, the Company merged with United Grocers, Inc. (“United”), a grocery cooperative headquartered in Milwaukie, Oregon (the “Merger”). The effective date of the Merger was September 29, 1999. In connection with the Merger, the Company established reserves for the closure of various facilities, involuntary employee terminations and lease termination costs. The type and amount of such reserves, charges against the reserves, and fair value adjustments to the liabilities representing changes in the cost of the acquired company are presented in the table below.

Amounts in thousands

	Fiscal 2000

Description	October 2, 1999	Charges to Reserve	Charges to Earnings	Adjustments To Reserves	September 30, 2000

Facility closure costs	$(7,741)	$2,977	—	$230	$(4,534)
Severance costs	(1,250)	235	—	1,015	—
Lease buyout reserve	(2,100)	—	—	2,100	—

	$(11,091)	$3,212	—	$3,345	$(4,534)

	Fiscal 2001

Description	September 30, 2000	Charges to Reserve	Charges to Earnings	Adjustments To Reserves	September 29, 2001

Facility closure costs	$(4,534)	$58	$(302)	—	$(4,778)

	Fiscal 2002

Description	September 29, 2001	Charges to Reserve	Charges to Earnings	Adjustments To Reserves	September 28, 2002

Facility closure costs	$(4,778)	$891	$(340)	$865	$(3,362)

During the year ended September 28, 2002, the Company determined it had excess reserves related to certain facilities resulting from unanticipated sublease income. As such, the Company reversed these excess accruals to goodwill.

7.    Accrued Liabilities

Accrued liabilities are summarized as follows:

Amounts in thousands

	September 29, 2001	September 28, 2002

Insurance loss reserves and other insurance liabilities	$45,937	$49,614
Accrued wages and related taxes	16,930	14,965
Accrued income and other taxes payable	5,557	4,839
Accrued promotional liabilities	5,719	4,849
Other accrued liabilities	17,962	17,531

	$92,105	$91,798

Unified Western Grocers, Inc. and Subsidiaries

Notes to Consolidated Financial Statements—(Continued)

8.    Notes Payable

Notes payable are summarized as follows:

Amounts in thousands

	September 29, 2001	September 28, 2002

Senior secured notes expiring April 1, 2008, (interest rate of 7.72% at September 29, 2001 and 7.97% at September 28, 2002) approximately $865 principal and interest payable monthly through April 1, 2008, remaining $36.0 million due April 1, 2008.	$73,929	$68,000

Senior secured notes expiring October 1, 2009, payable monthly, interest only (interest rate of 8.71% at September 29, 2001 and 8.96% at September 28, 2002)	40,000	41,377

Notes to bank under $10 million secured revolving credit agreement expiring October 31, 2004, interest rate at prime (6% at September 30, 2001) or Eurodollar (2.95% at September 30, 2001) plus 2.5% and prime (4.75% at September 28, 2002) or Eurodollar (1.81% at September 28, 2002) plus 2.5%	7,000	4,500

Notes to banks under a $200 million secured revolving credit agreement expiring October 1, 2004, interest rate at the agent’s base rate or adjusted LIBOR (3.73% plus 2.00% at September 29, 2001 and 1.86% plus 2.75% at September 28, 2002)	147,600	156,000

Secured borrowings to banks, collateralized by member loans receivable, repayment based on terms of underlying collateral	16,100	11,465

Capital stock subordinated residual notes, payable in twenty quarterly installments plus interest at a variable interest rate based on the current capital investment note (subordinated) rate of 5.0%	2,286	1,346

Redemption subordinated notes, payable in twenty quarterly installments plus interest at 6.0%	4,346	4,582

Capital investment notes (subordinated), interest at 5.0%, maturity dates through 2005	23,615	18,568

Total notes payable	314,876	305,838
Less portion due within one year	16,166	18,058

	$298,710	$287,780

Maturities of notes payable as of September 28, 2002 are:

Amounts in thousands

Fiscal year

2003	$18,058
2004	172,473
2005	9,996
2006	12,020
2007	13,569
Thereafter	79,722

$305,838

At September 28, 2002, the Company had a $200 million secured revolving credit facility (“Revolving Credit Agreement”) with a group of banks. The revolving credit agreement expires on October 1, 2004 and bears interest at either LIBOR plus an applicable margin based on the ratio of funded debt to operating cash flow or the higher of the lender’s base rate or 0.50% above the lender’s borrowing rate plus 0.75%. The revolving credit facility permits advances of up to 85% of eligible accounts receivable and 65% of eligible inventories.

Unified Western Grocers, Inc. and Subsidiaries

Notes to Consolidated Financial Statements—(Continued)

The Company had $147.6 million and $156.0 million outstanding at September 29, 2001 and September 28, 2002, respectively.

The Company also had $73.9 million and $40.0 million outstanding in senior secured notes to certain insurance companies and pension funds under a note purchase agreement dated September 29, 1999 (as amended, the “Senior Note Agreement”) as of September 29, 2001. The Company had $68.0 million and $41.4 million outstanding as of September 28, 2002.

The Revolving Credit Agreement and the Senior Note Agreement each contain customary representations, warranties, covenants and default provisions for these types of financing. Obligations under these credit agreements are senior to the rights of members with respect to deposits, patronage dividend certificates and subordinated notes. Both the Revolving Credit Agreement and the Senior Note Agreement limit the incurrence of additional funded debt and the incurrence of liens except permitted liens. Additional funded debt is also limited when an event of default has occurred and is continuing. Examples of default conditions include the failure to pay an installment of principal or interest under the agreements, the making of false representations and warranties, and non-compliance with one or more financial covenants (minimum tangible net worth, fixed charge coverage ratio and funded debt to earnings before income taxes depreciation, amortization and patronage dividends “EBITDAP”). The Revolving Credit Agreement and Senior Note Agreement limit distributions to shareholders (including repurchase of shares) to permitted distributions which include patronage dividends and repurchase of the Company’s Class A and Class B shares as required by its bylaws, and prohibit all distributions when an event of default has occurred and is continuing.

In December 2002, the Senior Note Agreement was amended to modify the tangible net worth and leverage ratio covenant set forth therein.

Unified entered into a five-year interest rate collar agreement in February 1999 in relation to approximately $50 million of borrowings on its variable rate revolving credit. The collar agreement was put in place without incurring a fee. The collar agreement is structured such that Unified pays a variable rate of interest between 6% (cap rate) and 4.94% (floor rate) based on a notional amount of $50 million. The weighted average interest rate, prior to lender’s margin, on borrowings on the revolving credit was 3.73% at September 29, 2001 and 1.86% at September 28, 2002.

A $10.0 million credit agreement is collateralized by Grocers Capital Company’s (“GCC”) member loan receivables. GCC is a wholly owned subsidiary of Unified. The primary function of GCC is to provide loan financing to Unified’s member-patrons. The funding for loans made by GCC is provided by GCC’s cash reserves as well as the $10.0 million credit agreement. The credit agreement as amended and restated has a maturity date of October 31, 2004. Amounts advanced under the credit agreement bear interest at prime (4.75% at September 28, 2002) or Eurodollar (1.81% at September 28, 2002) plus 2.50%. The outstanding balance was $7.0 million and $4.5 million at September 29, 2001 and September 28, 2002, respectively. The unused portion of this credit line is subject to a commitment fee of 0.125%.

Member loan receivables are periodically sold by GCC to a bank through a loan purchase agreement. This loan purchase agreement, as amended and restated, extends through October 31, 2004. Total loan purchases under the agreement are limited to a total aggregate principal amount outstanding of $70 million. GCC entered into an additional loan purchase agreement with a different bank in January 1999. This additional loan purchase agreement can be terminated upon thirty days prior written notice. There is no maximum limitation on the loan purchases pursuant to the additional loan purchase agreement. These agreements do not qualify for sale treatment under SFAS No. 140 “Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities”, a replacement of SFAS No. 125 and accordingly the Company accounts for the transfer of these financial assets as a secured borrowing with a pledge of collateral. At September 29, 2001 and September 28, 2002, the aggregate amount of secured borrowings with the banks was $16.1 million and $11.5 million, respectively. The pledged collateral included in notes receivable, current in the accompanying consolidated balance sheets amounted to $5.6 million and $6.6 million and the amounts included in notes receivable, long-term amounted to $10.5 million and $4.9 million as of September 29, 2001 and September 28, 2002, respectively. The notes receivable generally bear interest at rates averaging prime plus 2%, are paid monthly and have maturity dates ranging from 2003 to 2009.

Unified Western Grocers, Inc. and Subsidiaries

Notes to Consolidated Financial Statements—(Continued)

The Company’s capital stock subordinated residual notes are notes to former United members who tendered their member stock to the Company prior to the date of the Merger. The redeemed shares represent shares issued to former United members from patronage dividends that were converted to five-year notes and are paid quarterly with interest.

Unified’s capital investment notes are serialized, have a minimum interest rate of 5% and mature ten years from the date of issuance. The notes are subordinated and have maturity dates through 2005. The notes originated with United and were assumed as part of the Merger. The Board of Directors at its discretion may change the interest rate above the minimum rate of 5%.

The Company has also guaranteed loans made directly to members by third-party lenders. At September 28, 2002 the maximum principal amount of these guarantees was $1.4 million. Member loans, provided by the Company and third parties, are generally secured with collateral which usually consists of personal and real property owned by member-patrons and personal guarantees of member-patrons.

Pursuant to the Merger, Unified agreed to repurchase excess Class B Shares held by former shareholders of United that were received in the Merger and were tendered for redemption prior to January 28, 2001 at the book value as of April 2, 1999 of the shares of United’s Common Stock for which the excess Class B Shares were exchanged in the Merger. The redemption subordinated notes are payable in twenty equal quarterly principal installments and bear interest at 6% per year. No payments are currently being made on these notes due to the restrictions imposed by the California General Corporation law. (See Note 12)

Patrons are generally required to maintain subordinated cash deposits with Unified and member-patrons are required to purchase Class B Shares over time in substitution for this cash deposit requirement. In the Merger, former United members were provided the opportunity to build the minimum subordinated deposit over time, provided that they agreed to assign 80% of patronage dividends received and maintain a supply agreement with Unified until the minimum deposit condition is satisfied.

Upon termination of patron status, the withdrawing patron is entitled to recover deposits in excess of its obligations to Unified if permitted by the applicable subordination provisions, and a member-patron is entitled to have its shares redeemed, subject to applicable legal requirements, Company policies and credit agreement limitations. (See Note 12)

9.    Leases

The Company has entered into operating leases for certain warehouse, transportation and data processing equipment. The Company has also entered into operating leases for approximately 67 retail supermarkets. The majority of these locations are subleased to various member-patrons of the Company. The operating leases and subleases are non-cancelable, renewable, in certain instances include purchase options that are not bargain purchase options, and require payment of real estate taxes, insurance and maintenance.

At September 28, 2002, the Company was also contingently liable with respect to 18 lease guarantees for certain member-patrons. The total current annual rent on locations underlying such lease guarantees on that date was approximately $6.6 million. The commitments have expiration dates through 2017. The Company believes the locations underlying these leases are marketable and, accordingly, would be able to recover a substantial portion of the guaranteed amounts in the event the Company is required to satisfy its obligations under the guarantees.

The Company’s guarantees of certain leases are summarized in the table below.

Amounts in thousands

Remaining Lease Term	Guaranteed Leases

1-3 years	$18,061
3-5 years	9,341
More than 5 years	25,019

Total Lease Guarantees	$52,421

Unified Western Grocers, Inc. and Subsidiaries

Notes to Consolidated Financial Statements—(Continued)

In consideration of lease guarantees and subleases, the Company normally receives a monthly fee equal to 5% of the monthly rent under the lease guarantees and subleases. Obligations of member-patrons to the Company, including lease guarantees, are generally supported by the Company’s right of offset, upon default, against the member-patrons’ cash deposits, shareholdings and patronage certificates, as well as in certain instances, personal guarantees and reimbursement and indemnification agreements.

Rent expense was $49.4 million, $38.5 million and $34.3 million for fiscal years ended September 30, 2000, September 29, 2001 and September 28, 2002, respectively. Sublease rental income was $13.2 million, $13.6 million and $14.0 million for fiscal years ended September 30, 2000, September 29, 2001 and September 28, 2002, respectively.

Minimum rentals on properties leased by the Company, including properties subleased to third parties, as of September 28, 2002 are summarized as follows:

Amounts in thousands

Fiscal year	Operating Leases

2003	$33,680
2004	28,750
2005	24,661
2006	19,749
2007	16,603
Thereafter	75,267

Total minimum lease payments	$198,710

Future minimum sublease rental income on operating leases as of September 28, 2002 is summarized as follows:

Amounts in thousands

Fiscal year	Operating Leases

2003	$13,932
2004	12,555
2005	11,071
2006	8,117
2007	7,746
Thereafter	41,407

Total future minimum sublease income	$94,828

10.    Income Taxes

The significant components of income tax expense (benefit) are summarized as follows:

Amounts in thousands

	September 30, 2000	September 29, 2001	September 28, 2002

Federal:
Current	—	$(4)	$2,329
Deferred	$(361)	(295)	(561)

Total federal	(361)	(299)	1,768

State:
Current	—	(23)	(1,223)
Deferred	(54)	50	1,627

Total state	(54)	27	404

Income tax (benefit)	$(415)	$(272)	$2,172

Unified Western Grocers, Inc. and Subsidiaries

Notes to Consolidated Financial Statements—(Continued)

The effects of temporary differences and other items that give rise to deferred tax assets and deferred tax liabilities are presented below:

Amounts in thousands

	September 29, 2001	September 28, 2002

Deferred tax assets:
Accounts receivable	$5,573	$4,906
Accrued benefits	21,563	33,812
Deferred income	1,613	372
Lease reserve	5,970	7,667
Store reserve and facility consolidation	1,852	4,745
Insurance reserves	2,989	3,727
Investment valuation adjustment	478	—
Accrued environmental liabilities	292	203
Accrued rent	794	319
Asset impairment adjustment	849	840
Intangible assets	—	1,089
Alternative minimum tax and other credits	1,923	494
Net operating loss carry forwards	12,612	14,926
Non-qualified written notice of allocation	—	2,361
Other	4,358	1,172

Total gross deferred tax assets	60,866	76,633

Less valuation allowance	9,150	6,412

Deferred tax assets	$51,716	$70,221
Deferred tax liabilities:
Properties	$10,045	$46,933
Market value adjustment	5,777	1,441
Accrued pension cost	4,063	622
Capitalized software	7,835	9,973
Intangible assets	987	—
Deferred state taxes	311	—
Deferred gain on installment method	356	177
Other	385	1,674

Total gross deferred tax liabilities	29,759	60,820

Net deferred tax asset	$21,957	$9,401

Net deferred tax assets of $10.0 million and $11.6 million are included in deferred income taxes, current, and $12.0 million and $2.2 million in other assets and long-term liabilities on the Company’s accompanying consolidated balance sheets as of September 29, 2001 and September 28, 2002, respectively.

In March 2002, the House and Senate passed the Job Creation and Workers Assistance Act of 2002. As a result, the Company has the opportunity to carryback net operating losses 5 years instead of the statutory 2 years. In respect to this new law, the Company anticipates additional tax refunds of $2.8 million.

A valuation allowance is provided to reduce the deferred tax assets to a level which, more likely than not, will be realized. In accordance with SFAS No. 109 “Accounting for Income Taxes” and the accounting for a quasi-reorganization, surplus valuation allowances reduced in future periods will be accounted for as an adjustment to additional paid-in capital. In contrast, increases to the valuation allowance in future periods will be accounted for as an adjustment to the tax provision. The remaining balance of the net deferred tax assets should be realized through future operating results and the reversal of taxable temporary differences.

The Company had federal tax effected net operating loss carryforwards of approximately $9.5 million and $11.5 million and state tax effected net operating loss carryforwards of approximately $3.1 million and $3.4 million as of the fiscal years ending 2001 and 2002, respectively. The net operating losses expire between 2015 and 2022 for federal income taxes and between 2003 and 2017 for state income taxes.

Unified Western Grocers, Inc. and Subsidiaries

Notes to Consolidated Financial Statements—(Continued)

The provision for income taxes on continuing operations at the Company’s effective tax rate differed from the provision for income taxes at the statutory rate (34%) as follows:

Amounts in thousands

	September 30, 2000	September 29, 2001	September 28, 2002

Federal income tax expense (benefit) at the statutory rate	$(837)	$(522)	$1,413
State income taxes, net of federal income tax benefit	(98)	(13)	199
Insurance subsidiary not recognized for state taxes	122	60	67
Tax exempt income	(80)	(47)	—
Non-deductible goodwill	394	272	269
Other, net	84	(22)	224

Provision (benefit) for income taxes	$(415)	$(272)	$2,172

The Internal Revenue Service (the “IRS”) is currently examining the Company’s consolidated federal income tax returns for the fiscal periods between August 29, 1998 through September 30, 2000. The IRS has proposed adjustments to the federal income tax return filed for the fiscal years ended August 29, 1998 and August 28, 1999 which are not significant and will be offset by net operating loss carrybacks.

11.    Subordinated Patronage Dividend Certificates

The Company from time to time issues a portion of its patronage dividends in the form of subordinated patronage dividend certificates (“Patronage Certificates”) evidencing subordinated indebtedness of the Company. Patronage Certificates are unsecured general obligations, subordinated to certain indebtedness of Unified, not subject to offset by the holder, and nontransferable without the consent of Unified.

The Company issued Patronage Certificates for fiscal years 1993, 1994 and 1995. As of September 28, 2002 the 1995 Patronage Certificates in an aggregate principal amount of approximately $1.8 million were the only certificates remaining outstanding and are included in patron’s excess deposits and declared patronage dividends in the consolidated balance sheets. This amount was subsequently paid in December 2002.

Unified offset approximately $60,000, $28,000 and $78,000 in Patronage Certificates against a portion of amounts owed to the Company by the holders in fiscal 2000, 2001 and 2002, respectively.

The Board of Directors adopted an equity enhancement plan for fiscal year 2002. Pursuant to that plan, Cooperative Division patronage dividends to member-patrons for fiscal year 2002 will be paid in the form of:

•	Class B Shares to the extent there exists any deficiency of a member-patron in meeting the requirements for holding Class B Shares specified in the Bylaws of the Company;

•
Patronage Certificates to the extent of the balance of such patronage dividends for member-patrons. Such Patronage Certificates to have a term of five years, an interest rate approximating the five year treasury rate as such rate exists at the fiscal year end, such rate to be adjusted annually thereafter to approximate the same benchmark interest rate on each anniversary of the fiscal year end. The rate for the initial period has been established at 3%.

The Company authorized the issuance of $3.3 million of Patronage Certificates as a portion of its patronage dividends for fiscal year 2002. These Patronage Certificates are included in subordinated patronage dividend certificates in the consolidated balance sheets.

Such patronage dividends shall be in the form of non-qualified written notices of allocation and no cash dividends shall be paid.

Unified Western Grocers, Inc. and Subsidiaries

Notes to Consolidated Financial Statements—(Continued)

12.    Capital Shares

The Company requires that each member-patron hold a designated number of Class A Shares. Each member-patron must over time also acquire Class B Shares having combined issuance values equal to the lesser of the amount of the member-patron’s required deposit or twice the member-patron’s average weekly purchases (the “Class B Share requirement”). For this purpose, each Class B Share held by a member-patron has an issuance value equal to the book value of Unified’s outstanding shares as of the close of the fiscal year last ended prior to the issuance of such Class B Shares.

During 2002, Unified required that each of its member-patrons acquire and hold 100 Class A Shares. The price for these shares is the book value per share of the Company’s outstanding shares at the close of the fiscal year ended prior to purchase. In November 2002, as part of the fiscal 2003 equity enhancement plan, the Board of Directors amended the Bylaws to increase the required holdings of Class A Shares by a member-patron to 150 shares at the end of fiscal 2003, 200 shares at the end of fiscal year 2004, 250 shares at the end of fiscal year 2005, 300 shares at the end of fiscal year 2006, and 350 shares at the end of fiscal year 2007.

Class B Shares are issued as a portion of each member-patron’s patronage dividend and, to the extent necessary to fulfill the member-patron’s Class B Share requirement, by crediting the member-patron’s cash deposit account for the issuance values of such shares.

All shares of a terminated member, or member who holds Class B Shares in excess of their Class B Share requirement, may be redeemed by the Company (subject to certain legal limitations, provisions of the Company’s redemption policy, and provisions of certain of the Company’s committed lines of credit) at a redemption price based on book value, less all amounts that may be owing by the member to the Company, as fixed in the Articles of Incorporation. All shares are pledged to the Company to secure the member’s obligations to the Company with certain exceptions. The Company is not obligated in any fiscal year to redeem more than 5% of the sum of the number of Class B Shares outstanding as of the close of the preceding fiscal year and the number of Class B Shares issued as a part of the patronage dividend for the preceding year (the “5% limit”). Thus, shares tendered for redemption in a given fiscal year may not necessarily be redeemed in that fiscal year. The following table summarizes the Class B Shares tendered and presently approved for redemption, shares redeemed, and the remaining number of shares pending redemption at the fiscal year end of each of the following periods:

Class B Shares	Tendered	Redeemed		Remaining	Redemption Value at September 28, 2002

October 3, 1999				11,725	$1,855
Fiscal year 2000	25,842	12,645		24,922	$3,943
Fiscal year 2001	13,248	5,605		32,565	$5,153
Fiscal year 2002	9,052	1,208	(a)	40,409	$6,394

(a)	These shares were converted to stock redemption notes in fiscal 2002.

In connection with the Merger with United (see Note 6), the Company (i) redeemed 71,310 Class B Shares held by terminated member-patrons and (ii) adopted amendments to its Articles of Incorporation and Bylaws which restrict the Company’s obligation to repurchase Class B Shares of terminated members for a three-year period and changed the redemption provisions in other respects. The shares redeemed during fiscal year 2000, 2001 and 2002 represent the excess Class B Shares owned by former United shareholders that were received in the Merger and were tendered for redemption prior to January 29, 2001 which were exchanged for redemption subordinated promissory notes of Unified on which no payments are currently being made by reason of the limitations of Section 500 of the California General Corporation Law discussed below.

As a California corporation, the Company is subject to the provisions of the California General Corporation Law including Section 500 that limits the ability of the Company to make distributions, including distributions to repurchase its own shares and any payments on notes issued to repurchase its shares. Section 500

Unified Western Grocers, Inc. and Subsidiaries

Notes to Consolidated Financial Statements—(Continued)

permits such repurchase and note payments only when retained earnings calculated in accordance with generally accepted accounting principles (“GAAP”) equal or exceed the amount of any proposed distribution or an alternative asset/liability ratio test is met. Historically through the operations of its subsidiaries, the Company had maintained sufficient retained earnings to accomplish its share repurchase program. As a result of expenses associated with the Merger with United, current operating losses of subsidiaries acquired from United as well as operating losses of retail stores owned by the Company, the Company’s retained earnings have been depleted such that they are currently inadequate to permit repurchase of Company shares. The repurchase test permitted under Section 500 based on the ratio of assets to liabilities determined under GAAP with certain adjustments cannot currently be met since the Company relies heavily on borrowings to finance its operations. The Company is also a party to credit agreements containing financial and other covenants, which limit the ability of the Company to make purchases of its capital stock under certain circumstances. The quasi-reorganization eliminated the retained earnings deficit as of September 28, 2002 (See Note 3). However, at that date, the Company had no accumulated retained earnings and will continue to be unable to repurchase shares or make payments on redemption subordinated promissory notes by reason of the limitations of Section 500 until adequate retained earnings are available and limitations imposed the by credit agreements can be met.

There are 500,000 authorized Class A Shares, of which 69,125 were outstanding at September 29, 2001 and 71,125 were outstanding at September 28, 2002, respectively. There are 2,000,000 authorized Class B Shares, of which 447,289 and 478,909 were outstanding at September 29, 2001 and September 28, 2002, respectively.

No member-patron may hold more than the required number of Class A Shares. However, it is possible that a member-patron may have an interest in another member, or that a person may have an interest in more than one member, and thus have an interest in more than the required number of Class A Shares. The Board of Directors is authorized to accept member-patrons without the issuance of Class A Shares when the Board of Directors determines that such action is justified by reason of the fact that the ownership of the patron is the same, or sufficiently the same, as that of another member-patron holding the required number of Class A Shares. The price for such shares will be the book value per share of outstanding shares at the close of the fiscal year last ended.

There were 24 authorized Class C Shares of which 18 were outstanding as of September 29, 2001 and September 28, 2002. These shares are valued at ten dollars per share, and ownership is limited to members of the Board of Directors with no rights as to dividends or other distributions.

Holders of Class A Shares are entitled to vote such shares cumulatively for the election of 80% of the authorized number of directors. Holders of the Class B Shares are entitled to vote such shares cumulatively for the election of 20% of the authorized number of directors. Except as required by California law, the Class C Shares have no voting rights.

In December 2002, as an additional part of its fiscal 2003 equity enhancement plan, the Board of Directors authorized submission to the shareholders of a proposal to create a new class of equity, to be denominated “Class E Shares”, by amendment to the Articles of Incorporation. The proposed Class E shares may be issued as a portion of patronage dividends for the Cooperative Division in 2003 and in future periods, as determined annually at the discretion of the Board of Directors. If authorized, the Class E shares will have a stated or par value of $100 per share, will be non-voting and non-dividend bearing equity securities. Class E shares will be transferable only with the consent of the Company. Pursuant to the Company’s re-purchase policy, Class E shares cannot be repurchased for ten years from their date of issuance unless approved by the Board of Directors or upon sale or liquidation of the Company. Thereafter, at the election of a holder of Class E shares, the shares will be repurchased by the Company subject to applicable restrictions imposed by law, credit agreements, and the Company’s redemption policy. For fiscal 2003, assuming approval by the shareholders of the amendment to the Articles of Incorporation to create Class E Shares, patronage dividends in the Cooperative Division will be payable to member-patrons in the form of:

•	Class B Shares to the extent there exists any deficiency of a member-patron in meeting the requirements for holding Class B Shares specified in the Bylaws of the Company.

Unified Western Grocers, Inc. and Subsidiaries

Notes to Consolidated Financial Statements—(Continued)

•	Class E Shares for the remainder.

Associate-Patrons would be paid patronage dividends in the form of cash or patronage dividend certificates or part in each in a manner to be determined by the Board of Directors.

13.    Benefit Plans

The Company’s employees participate in defined benefit pension plans sponsored by the Company. Effective January 1, 2002, the Company’s two noncontributory, defined benefit pension plans (“benefit plans”) covering substantially all of its nonunion employees, were combined into a single cash balance plan. Under the cash balance plan, participants are credited with an annual accrual based on years of service with the Company. The plan balance receives an annual interest credit, currently tied to the 30-year Treasury rate that is in effect the previous November, but in no event shall the rate be less than 5%. On retirement, participants will receive a lifetime annuity based on the total cash balance in their account. The Company makes contributions to the benefit plans in amounts which are at least sufficient to meet the minimum funding requirements of applicable laws and regulations but no more than amounts deductible for federal income tax purposes. Benefits under the plans are provided through a trust and also through annuity contracts.

The Company also has an Executive Salary Protection Plan (“ESPP II”), which provides additional post-termination retirement income based on each participant’s final salary and years of service as an officer with the Company. The financing of this benefit is facilitated through the purchase of life insurance policies, the premiums of which are paid by the Company.

Pension expense (benefit) for the benefit plans and the ESPP II totaled $0.8 million, $(0.1) million and $2.4 million for fiscal years ended September 30, 2000, September 29, 2001 and September 28, 2002, respectively.

The components of net periodic costs for the benefit plans and ESPP II consist of the following:

Amounts in thousands

	Benefit Plans

	September 30, 2000	September 29, 2001	September 28, 2002

Service cost	$2,768	$2,143	$2,352
Interest cost	5,046	4,656	4,756
Expected return on plan assets	(6,846)	(7,072)	(5,878)
Amortization of prior service cost	(35)	(34)	(81)
Recognized actuarial loss (gain)	120	(885)	156
Amortization of transition asset	(280)	(199)	—
Effect of curtailments, settlements, special benefits	(715)	—	—

Net periodic cost (benefit)	$58	$(1,391)	$1,305

Amounts in thousands

	ESPP II

	September 30, 2000	September 29, 2001	September 28, 2002

Service cost	$252	$529	$345
Interest cost	334	479	511
Amortization of prior service cost	171	206	242
Recognized actuarial loss	—	36	—

Net periodic cost	$757	$1,250	$1,098

Unified Western Grocers, Inc. and Subsidiaries

Notes to Consolidated Financial Statements—(Continued)

The following table sets forth the change in benefit obligation for the benefit plans and ESPP II:

Amounts in thousands

	Benefit Plans		ESPP II

	September 29, 2001	September 28, 2002	September 29, 2001	September 28, 2002

Benefit obligation at beginning of year	$58,351	$62,543	$5,839	$6,573
Service cost	2,143	2,352	529	345
Interest cost	4,656	4,756	479	511
Actuarial loss	2,706	7,958	144	956
Benefits paid	(5,313)	(1,815)	(418)	(564)

Benefit obligation at end of year	$62,543	$75,794	$6,573	$7,821

The following table sets forth the change in plan assets for the benefit plans and ESPP II:

Amounts in thousands

	Benefit Plans		ESPP II

	September 29, 2001	September 28, 2002	September 29, 2001	September 28, 2002

Fair value of plan assets at beginning of year	$79,345	$66,323	—	—
Actual return on plan assets	(7,709)	(12,330)	—	—
Employer contribution	—	—	$418	$564
Benefits paid	(5,313)	(1,815)	(418)	(564)

Fair value of plan assets at end of year	$66,323	$52,178	—	—

The accrued pension and other benefit costs recognized in the accompanying consolidated balance sheets are computed as follows:

Amounts in thousands

	Benefit Plans		ESPP II

	September 29, 2001	September 28, 2002	September 29, 2001	September 28, 2002

Funded status at June 29, 2001 and September 28, 2002 overfunded/(underfunded)	$3,780	$(23,616)	$(6,573)	$(7,821)
Unrecognized actuarial (gain)/loss	3,897	—	339	—
Unrecognized prior service cost	(95)	—	2,667	—
Fourth quarter net periodic pension (expense) income	—	—	49	—

Net amount recognized	$7,582	$(23,616)	$(3,518)	$(7,821)

The Company accounts for its defined benefit pension plans in accordance with SFAS No. 87, which requires the Company to make actuarial assumptions which are used to calculate the related assets, liabilities and expenses recorded in the Company’s consolidated financial statements. In fiscal 2002, the combination of declining interest rates and lower investment returns caused the fair value of the Company’s pension plan assets to fall below the accumulated benefit obligation as of June 30, 2002, the plan’s measurement date, as determined by third party actuaries. Accordingly, the Company recorded an additional pension liability of approximately $6.1 million, net of taxes and charged accumulated other comprehensive earnings (loss) in the fourth quarter of fiscal 2002.

In connection with the quasi-reorganization (See Note 3), the Company was required to remeasure and record the Company’s pension obligations at fair value as of September 28, 2002, the effective date of the quasi-reorganization. The remeasurement increased the Company’s pension and ESPP II obligations by $19.7 million and $3.7 million to $23.6 million and $7.8 million, respectively. As part of the remeasurement, the Company recorded previously unrecognized actuarial losses and prior service costs.

Unified Western Grocers, Inc. and Subsidiaries

Notes to Consolidated Financial Statements—(Continued)

The assumptions used in computing the preceding information as of June 30, 2000, June 29, 2001 and September 28, 2002 were as follows:

Benefit Plan	2000	2001	2002

Discount rate for benefit obligation	7.75%	7.50%	6.75%
Discount rate for net periodic benefit cost	7.00%	7.75%	7.50%
Expected return on plan assets	9.00%	9.00%	9.00%
Rate of compensation increase	5.50%	5.50%	4.50%

ESPP II	2000	2001	2002

Discount rate for benefit obligation	7.75%	7.50%	6.75%
Discount rate for net periodic benefit cost	7.00%	7.75%	7.50%
Expected return on plan assets	NA	NA	NA
Rate of compensation increase	4.00%	4.00%	4.50%

The assumptions used in the June 30, 2002 measurement were consistent with the September 28, 2002 remeasurement, except for the discount rate for the benefit obligations, which was 7.25% at June 30, 2002.

The Company also made contributions of $11.1 million, $11.1 million and $12.5 million for fiscal years ended September 30, 2000, September 29, 2001 and September 28, 2002, respectively, to collectively bargained, multi-employer defined benefit pension plans in accordance with the provisions of negotiated labor contracts. Information from the plans’ administrators is not available to permit the Company to determine its proportionate share of termination liability, if any.

The Company has a Sheltered Savings Plan (“SSP”), which is a defined contribution plan, adopted pursuant to Section 401 (k) of the Internal Revenue Code for substantially all of its California nonunion employees. The Company matches each dollar deferred up to 4% of compensation and, at its discretion, matches 40% of amounts deferred between 4% and 8%. At the end of each plan year, the Company also contributes an amount equal to 2% of the compensation of those participants employed at that date. Participants are immediately 100% vested in the Company’s contribution.

The Company previously had a Special 401 (k) Savings Plan, which is a defined contribution plan, adopted pursuant to Section 401 (k) of the Internal Revenue Code for substantially all of its Oregon nonunion employees. Pursuant to the plan, the Company matches 35% of each dollar deferred up to 6% of compensation. Participants became vested in the Company match at the rate of 20% after 2 years of service, 40% after 3 years of service, 60% after 4 years of service, 80% after 5 years of service, and 100% after 6 years of service. As of January 1, 2002, all Company employees were moved into the existing SSP plan for California employees. Oregon nonunion employees became 100% vested in their plan balances from the Special 401(k) Savings Plan and began to receive Company matching contributions as outlined in the existing SSP document.

The Company contributed approximately $2.4 million, $2.4 million and $2.8 million related to its 401(k) savings plans in the fiscal years ended September 30, 2000, September 29, 2001 and September 28, 2002, respectively.

The Company has a Bargained Employees Savings Plan, which is a defined contribution plan, adopted pursuant to Section 401 (k) of the Internal Revenue Code for substantially all of its Oregon union employees. The Company does not match any employee deferrals into this plan, and therefore, there is no related vesting schedule. No expense was incurred in the periods presented.

14.    Postretirement Benefit Plans Other Than Pensions

The Company sponsors postretirement benefit plans that cover both nonunion and union employees. Retired nonunion employees currently are eligible for a plan providing medical benefits and a certain group of retired

Unified Western Grocers, Inc. and Subsidiaries

Notes to Consolidated Financial Statements—(Continued)

nonunion employees currently participate in a plan providing life insurance benefits for which active nonunion employees are no longer eligible. Additionally, certain eligible union and nonunion employees have separate plans providing a lump-sum payout for unused days in the sick leave bank. The postretirement medical plan is contributory for nonunion employees retiring after January 1, 1990, with the retiree contributions adjusted annually. The life insurance plan and the sick leave payout plans are noncontributory. A group of retired nonunion employees in Oregon participate in a postretirement benefit plan providing medical, dental, and vision care benefits. The plans are not funded.

The components of net periodic benefit cost consist of the following:

Amounts in thousands

	September 30, 2000	September 29, 2001	September 28, 2002

Service cost	$1,433	$1,391	$1,197
Interest cost	3,140	3,690	2,799
Amortization of transition obligation	1,100	1,093	977
Recognized actuarial loss (gain)	86	89	(655)
Amortization of prior service cost (benefit)	—	—	(47)

Net periodic benefit cost	$5,759	$6,263	$4,271

The change in the benefit obligations consist of the following:

Amounts in thousands

	September 29, 2001	September 28, 2002

Benefit obligation at beginning of year	$47,642	$39,553
Service cost	1,391	1,197
Interest cost	3,690	2,799
Actuarial loss (gain)	(10,846)	373
Benefits paid	(2,324)	(1,822)

Benefit obligation at end of year	$39,553	$42,100

The change in the plan assets during the year is:

Amounts in thousands

	September 29, 2001	September 28, 2002

Fair value of plan assets at beginning of year	—	—
Employer contribution	$2,324	$1,822
Benefits paid	(2,324)	(1,822)

Fair value of plan assets at end of year	—	—

The funded status of the plans is:

Amounts in thousands

	September 29, 2001	September 28, 2002

Funded status at June 29, 2001 and September 28, 2002 (underfunded)	$(40,635)	$(42,100)
Unrecognized actuarial gain	(7,622)	—
Unrecognized transition obligation	12,996	—
Fourth quarter contribution	429	—

Net amount recognized	$(34,832)	$(42,100)

Unified Western Grocers, Inc. and Subsidiaries

Notes to Consolidated Financial Statements—(Continued)

In connection with the quasi-reorganization (See Note 3), the Company was required to remeasure and record the Company’s postretirement benefit plans other than pensions at fair value as of September 28, 2002, the effective date of the quasi-reorganization. The remeasurement increased the Company’s postretirement benefit obligation by $4.9 million to $42.1 million. As part of the remeasurement, the Company recorded the previously unrecognized actuarial gain and transition obligations.

The assumptions as of June 30, 2000, June 29, 2001 and September 28, 2002 are:

	Benefit Plan

	2000	2001	2002

Discount rate for benefit obligation	7.75%	7.50%	6.75%
Discount rate for net periodic benefit cost	7.00%	7.75%	7.50%
Rate of compensation increase	5.50%	5.50%	4.50%

The assumptions used in the June 30, 2002 measurement were consistent with the September 28, 2002 remeasurement, except for the discount rate for the benefit obligation, which was 7.25% at June 30, 2002.

For measurement purposes, an 8.00% annual rate of increase in the per capita cost of covered health care benefits was assumed for fiscal 2003; the rate was assumed to decrease by 1/2% annually until reaching 5.00% in fiscal 2009 and remain at that level thereafter. The health care cost trend rate assumption has a significant effect on the amounts reported. To illustrate, increasing the assumed health care cost trend rates by one percentage point in each year would increase the accumulated postretirement benefit obligation as of September 28, 2002 by $2.3 million and the aggregate benefit cost for the year then ended by $0.2 million. A decrease of 1% would decrease the accumulated postretirement benefit obligation as of September 28, 2002 by $2.2 million and the aggregate benefit cost for the year then ended by $0.2 million.

The Company’s union employees participate in a multi-employer plan that provides health care benefits for retired union employees. Amounts contributed to the multi-employer plan for these union employees totaled $1.2 million in fiscal 2000, $1.5 million in fiscal 2001 and $2.5 million in fiscal 2002.

15.    Contingencies

During fiscal 2002, the Company became involved in litigation in the state of Hawaii stemming from the Company’s 1996 sale of a subsidiary to a private investor, events subsequent to the sale, and the subsequent bankruptcy and liquidation of such business. In re: Hawaiian Grocery Stores, Ltd; and Mark J.C. Yee vs. Unified Western Grocers, Inc., Certified Grocers of California, Ltd., and Grocers Specialty Company, and KPMG, was filed December 14, 2001, and is pending in the bankruptcy court of the United States District Court for the District of Hawaii. In this case, the Trustee for the bankruptcy estate, who is the plaintiff in the matter, has asserted preference claims against Certified Grocers of California, Ltd. (“Certified”), the predecessor of Unified, based on alleged insider relationship, fraudulent transfer claims against Certified and Grocers Specialty Company, fraud claims against Certified, Grocers Specialty Company and other unnamed parties, and contract and tort claims against KPMG. In its prayer for relief, the plaintiff seeks judgment against the defendants for $13.5 million, plus interest, punitive damages of $10 million and other unspecified damages. The Trustee also filed a complaint in the Hawaii Circuit Court, First Circuit, entitled Mark J.C. Yee, Trustee for the Bankruptcy Estate of Hawaiian Grocery Stores, Ltd., vs. Unified Western Grocers, Inc., Certified Grocers of California, Ltd., Grocers Specialty Company, RHL, Inc., Alfred A. Plamann, Charles Pilliter, Daniel T. Bane, Robert M. Ling, David A. Woodward, Richard H. Loeffler, Fletcher Robbe, Goodsill Anderson Quinn and Stifel, and Does 1-10 on May 17, 2002. This action, which generally arises out of the same transactions that are the subject of the Federal District Court proceeding referenced above, asserts breach of fiduciary duties by the officers and directors of Hawaiian Grocery Stores, Ltd. (“HGS”), the controlling shareholder of HGS (Grocery Specialty Company) and the controlling shareholder’s

Unified Western Grocers, Inc. and Subsidiaries

Notes to Consolidated Financial Statements—(Continued)

parent corporation (Certified), and breach of fiduciary duties by defendants Goodsill, Loeffler, RHL, Inc., and Robbe. Current and former officers of the Company were officers or directors of HGS during certain periods and a subsidiary of the Company was a shareholder of HGS during certain periods. The complaint seeks compensatory damages of approximately $13.5 million, plus interest, punitive damages of $10.0 million and other unspecified damages. These proceedings are in their very early stages and the Company intends to vigorously defend this litigation.

The Company is a party to various litigation, claims and disputes, some of which, including the HGS litigation, are for substantial amounts, arising in the ordinary course of business. While the ultimate effect of such actions cannot be predicted with certainty, we expect that the outcome of these matters will not result in a material adverse effect on our business, financial condition or results of operations.

16.    Segment Information

Unified is a grocery wholesaler serving supermarket operators in California, Oregon, Washington, western Idaho, Nevada, Arizona, Hawaii, Colorado, Utah and various foreign countries in the South Pacific and elsewhere. Unified sells a wide variety of products to its customers, including dry grocery, frozen food, deli, meat, dairy, egg, produce, bakery, gourmet, specialty foods and general merchandise products. Unified also provides support services to its patrons, including finance, merchandising services, insurance and transportation. Products and services available to patrons may differ depending upon location.

Based on the information monitored by the Company’s operating decision makers to manage the business, the Company has identified one reportable segment:

•
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

The Company had a reportable retail segment through the third quarter of fiscal 2002. The Company’s Board of Directors approved a plan to exit its retail operation on September 25, 2002 and accordingly this segment is shown as a discontinued operation (See Note 2). As a result, the segment data included below has been restated to exclude amounts related to the retail segment.

Unified Western Grocers, Inc. and Subsidiaries

Notes to Consolidated Financial Statements—(Continued)

Information about the Company’s operations by operating segment is as follows:

Amounts in thousands

	September 30, 2000	September 29, 2001	September 28, 2002

Net sales
Wholesale distribution	$2,944,074	$2,814,295	$2,829,113
All other	47,135	47,714	44,726
Intersegment elimination	(120,858)	(91,806)	(81,057)

Total net sales	$2,870,351	$2,770,203	$2,792,782

Operating income (loss)
Wholesale distribution	$42,481	$39,540	$41,770
All other	(2,042)	864	2,257

Total operating income	$40,439	$40,404	$44,027

Interest expense	(27,474)	(27,005)	(23,157)
Patronage dividends	(15,426)	(14,934)	(16,713)
Income taxes (benefit)	(415)	(272)	2,172

Earnings (loss) from continuing operations before cumulative effect of a change in accounting principle	(2,046)	(1,263)	1,985
Loss from discontinued operations, net of income taxes	(9,320)	(11,904)	(40,590)
Cumulative effect a change in accounting principle	—	31	—

Net loss	$(11,366)	$(13,136)	$(38,605)

Depreciation and amortization
Wholesale distribution	$24,137	$22,382	$24,083
Discontinued operations	1,684	1,890	1,996
All other	693	463	504

Total depreciation and amortization	$26,514	$24,735	26,583

Capital expenditures
Wholesale distribution	$17,505	$17,985	$6,488
Discontinued operations	5,595	4,858	3,508
All other	263	512	571

Total capital expenditures	$23,363	$23,355	$10,567

Identifiable assets
Wholesale distribution	$632,395	$618,012	$664,381
Discontinued operations	39,969	39,318	—
All other	112,710	112,404	110,059

Total identifiable assets	$785,074	$769,734	$774,440

17.    Concentration of Credit Risk

Financial instruments which potentially expose the Company to concentrations of credit risk consist primarily of trade receivables, notes receivable, and lease guarantees for certain member-patrons. These concentrations of credit risk may be affected by changes in economic or other conditions affecting the Western United States, particularly California, Oregon and Washington. However, management believes that receivables are well diversified, and the allowances for doubtful accounts are sufficient to absorb estimated losses. Obligations of member-patrons to the Company, including lease guarantees, are generally supported by the Company’s right of offset, upon default, against the member-patrons’ cash deposits, shareholdings and Patronage Certificates, as well as personal guarantees and reimbursement and indemnification agreements.

Unified Western Grocers, Inc. and Subsidiaries

Notes to Consolidated Financial Statements—(Continued)

The Company’s largest customer and ten largest customers accounted for approximately 8% and 30%, 7% and 30% and 7% and 30% of net sales from continuing operations for the fiscal years ended September 30, 2000, September 29, 2001 and September 28, 2002, respectively. In addition, Unified’s 10 largest credit customers accounted for approximately 27% and 22% of total accounts receivable at September 29, 2001 and September 28, 2002, respectively.

18.    Fair Value of Financial Instruments

The following methods and assumptions were used to estimate the fair value of each class of financial instruments for which it is practicable to estimate that value:

Cash and cash equivalents.    The carrying amount approximates fair value due to the short maturity of these instruments.

Accounts Receivable.    Accounts receivable for the year ended September 28, 2002 represents the fair value of net accounts receivable as required by the quasi-reorganization. The fair value represents gross receivables of $199.2 million reduced to fair value by an allowance for uncollectible amounts and other fair value adjustments of $8.8 million.

Investments and Notes receivable.    The fair values for investments and notes receivable are based primarily on their quoted market prices for investments or those of similar instruments for notes receivable. Equity securities which do not have readily determinable fair values are accounted for using the cost method. The Company regularly evaluates securities carried at cost to determine whether there has been any diminution in value that is deemed to be other than temporary and adjusts the value accordingly.

Notes payable, Subordinated patronage dividend certificates and Interest rate collar agreement.    The fair values for notes payable, subordinated patronage dividend certificates, and the interest rate collar agreement are based primarily on rates currently available to the Company for debt and collar agreements with similar terms and remaining maturities. The fair value of variable interest rate notes payable approximates their carrying value at September 29, 2001 and September 28, 2002, respectively.

Pursuant to quasi-reorganization accounting the Company adjusted its fixed interest notes payable to fair value as of the quasi-reorganization date of September 28, 2002 (See Note 3). The fair value of fixed rate notes payable was $134 million and $133 million compared to their carrying value of $141 million and $133 million at September 29, 2001 and September 28, 2002, respectively. The fair value for patronage dividend certificates approximated their carrying value at September 29, 2001 and September 28, 2002. However, due to declining interest rates, the Company recorded a negative fair value of $2.4 million on the interest collar agreement at September 28, 2002.

The methods and assumptions used to estimate the fair values of the Company’s financial instruments at September 29, 2001 and September 28, 2002 were based on estimates of market conditions, estimates using present value and risks existing at that time. These values represent an approximation of possible value and may never actually be realized.

19.    Related Party Transactions

Members affiliated with directors of the Company make purchases of merchandise from the Company and also may receive benefits and services that are of the type generally offered by the Company to its similarly situated eligible members.

Since the programs listed below are only available to patrons of the Company, it is not possible to assess whether transactions with members of the Company, including entities affiliated with directors of the Company, are less favorable to the Company than similar transactions with unrelated third parties. However, management believes such transactions are on terms that are generally consistent with terms available to other patrons similarly situated.

Unified Western Grocers, Inc. and Subsidiaries

Notes to Consolidated Financial Statements—(Continued)

A brief description of related party transactions with members affiliated with directors of the Company follows:

Loans and Loan Guarantees

Unified provides loan financing to its member-patrons. The Company had the following loans outstanding at September 28, 2002 to members affiliated with directors of the Company:

Amounts in thousands

Director	Aggregate Loan Balance at September 28, 2002	Maturity Date

Darioush Khaledi	$7,358	2004-2005
David Bennett	2,000	2003
Doug Nidiffer	683	2009
Jay McCormack	250	2006
Michael A. Provenzano	195	2003
Mimi R. Song	83	2003

On May 12, 2000, the Company loaned $7 million to K.V. Mart Co. (“KV”) which is payable over a period of five years. The loan is secured by substantially all of the assets of KV, including leasehold deeds of trust on several parcels currently leased by KV Director Darioush Khaledi, shareholder Parviz Vazin and two entities to which these individuals are related have guaranteed the obligations of KV under the loan. Coincident with the transaction, KV and the Company extended the term of their existing supply agreement until May 12, 2005. In December 2002, KV and the Company agreed to modifications to the above, including amending the loan to require payment of interest only for the remaining term of the note with principal payment due at maturity. This transaction is subject to final documentation.

On July 5, 2000, the Company loaned $3 million to Lawndale Associates LLC (“Lawndale”), of which director Darioush Khaledi is an affiliate. This loan was repaid in full in August 2002.

The Company has guaranteed 22% of the principal amount of a third party loan to C&K Market, Inc. (“C&K”), of which director Douglas A. Nidiffer is a shareholder, director and officer. At September 28, 2002, the principal amount of this guarantee was $0.3 million.

The Company provides loan guarantees to its members. GCC has guaranteed 10% of the principal amount of certain third-party loans to KV and KV Property Company of which director Darioush Khaledi is an affiliate. The maximum amount of this guarantee is $0.7 million. At September 28, 2002, the principal amount of this guarantee was $0.3 million.

GCC has guaranteed 10% of the principal amount of certain third-party loans to companies owned by director Michael A. Provenzano, Jr. The maximum amount of this guarantee is $0.6 million. At September 28, 2002, the guaranteed loan amounts totaled $0.4 million.

In December 2002, GCC loaned approximately $2.0 million to an entity affiliated with director Michael A. Provenzano, Jr. to finance equipment and leasehold improvements for store expansion purposes. The note is due in five years on December 2007 and bears interest at prime plus 2%. Interest payments are required monthly and the principal is due at maturity.

Unified Western Grocers, Inc. and Subsidiaries

Notes to Consolidated Financial Statements—(Continued)

Lease Guarantees and Subleases

The Company provides lease guarantees and subleases to its member-patrons. The Company has executed lease guarantees or subleases to members affiliated with directors of the Company at September 28, 2002 as follows:

Director	No. of Stores	Total Current Annual Rent	Total Guaranteed Rent	Expiration Date(s)

Darioush Khaledi	4	$1,256	$5,410	2004-2011
Douglas Nidiffer	3	446	2,430	2006-2010
Mimi R. Song	2	630	8,348	2020-2023
Michael A. Provenzano	2	351	5,015	2016-2017
John Berberian	2	310	1,482	2006-2007
Richard L. Wright	1	264	1,275	2007
David Bennett	1	193	369	2004
Mark Kidd	1	121	756	2008

Sale and Purchase of Assets

On November 1, 2001, the Company signed an agreement with Super Center Concepts, Inc. (“Super Center”), of which director Mimi R. Song is affiliated. Under the agreement, the Company leased real property to a limited liability company affiliated with principals of Super Center, which in turn will sublease the property to Super Center. Super Center has guaranteed all obligations of the limited liability company under the lease. In consideration for the right to sublease the real property, the limited liability company paid $0.7 million to the Company. The lease expires in March 2023, subject to an option to extend the lease. Annual rent during the term is $0.4 million, and commenced in June 2002. In addition, the Company and Super Center entered into a seven-year supply agreement and a right of first refusal agreement with respect to certain of Super Center’s operating assets and stock. The Company paid Super Center a total of $2.0 million as consideration for entering into the supply and right of first refusal agreements.

Other Leases

The Company leases its produce warehouse to Joe Notrica, Inc., of which director Morrie Notrica is affiliated. The lease is for a term of five years expiring in July 2003. Annual rent during the term is $0.3 million.

Supply Agreements

During the course of its business, the Company enters into individually negotiated supply agreements with members of the Company. These agreements require the member to purchase certain agreed amounts of its merchandise requirements from the Company and obligate the Company to supply such merchandise under agreed terms and conditions relating to such matters as pricing and delivery. The Company has executed supply agreements with members affiliated with directors of the Company at September 28, 2002 as follows:

Director	Expiration Date

Jay McCormack	12/31/2011
Douglas A. Nidiffer	12/19/2010
Mimi R. Song	12/20/2008
Michael A. Provenzano	5/10/2005
Darioush Khaledi	5/12/2005

Unified Western Grocers, Inc. and Subsidiaries

Notes to Consolidated Financial Statements—(Continued)

Direct Investment

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

On December 19, 2000, the Company purchased 80,000 shares of preferred stock of C&K Market, Inc. (“C&K”) for $8.0 million. Douglas H. Nidiffer, a director of the Company, is a shareholder, director and officer of C&K. In connection with the stock purchase transaction, C&K executed a ten-year supply agreement and the shareholders of C&K granted to the Company a put with respect to the preferred stock, exercisable upon occurrence of designated events including the nonpayment of permitted dividends or mandatory redemption payments. The preferred stock bears a 9.5% cumulative dividend rate, with cash payment of dividends deferred until after November 15, 2002, and then payable only if permitted by applicable loan agreements. The preferred stock is convertible into 15% of the common stock of C&K under certain circumstances. (See Note 5)

The Company is a shareholder of RAF Limited Liability Company (“RAF”). The only other member was Wright’s Foodliner, Inc., an entity controlled by director Richard L. Wright. Wright’s Foodliner, Inc. was the managing member of RAF. In October 1999, the store was closed and the parties began the process of liquidating RAF in accordance with the terms of the limited liability company operating agreement. Pursuant to that agreement, the Company was obligated to fund a payment to Wright’s Foodliner, Inc. of approximately $0.4 million. The Company and Wright resolved issues relating to the liquidation and Unified credited Wright’s RAF capital account for $0.1 million in fiscal 2000 and Wright’s Foodliner, Inc. provided Unified with releases. In fiscal 2002, the liquidation process was finalized with Unified receiving $0.2 million in liquidation value. The parties are in the process of dissolving RAF.

Transactions with Executive Officers

On October 1, 1999, to facilitate Executive Vice President Charles J. Pilliter’s relocation to Southern California, the Company loaned to Mr. Pilliter $0.1 million, pursuant to a four year Note Secured by a Deed of Trust, with interest at a rate of 7% per annum, interest only payable in arrears on January 15, 2000, January 15, 2001, January 15, 2002, January 1, 2003, and on maturity. Mr. Pilliter resigned from the Company effective August 30, 2002 and the note was repaid subsequent to the fiscal year ended September 28, 2002.

In December 2000, to facilitate Senior Vice President Daniel J. Murphy’s relocation to Southern California, the Company loaned to Mr. Murphy, pursuant to a note, $0.1 million with interest at 7.0% per annum.

Item 9.    CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANT’S ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

PART III

Item 10.    DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

Information regarding the directors of Unified is incorporated herein by reference to Unified’s proxy statement in connection with its next annual meeting of shareholders to be filed within 120 days after the end of the most recent fiscal year. The following table sets forth certain information about executive, senior and other officers that have direct financial reporting responsibilities. Information on all other officers will be provided in the Company’s annual report.

Officer’s Name	Age	Business Experience During Last Five Years

Alfred A. Plamann	60	President and Chief Executive Officer since February 1994.

Robert M. Ling, Jr.	45
Executive Vice President, General Counsel and Secretary since November 1999; Senior Vice President, General Counsel and Secretary, August 1996 to November 1999; Vice President and General Counsel, April 1996 to August 1996.

Richard J. Martin	57
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

Daniel J. Murphy	56
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

Philip S. Smith	52
Senior Vice President, Procurement since November 1999; Vice President, Procurement, October 1997 to November 1999; Executive Director, Purchasing, July 1997 to October 1997; General Manager, Northern California, June 1996 to July 1997.

Rodney L. VanBebber	47	Senior Vice President, Distribution since January 2000; Group Vice President, Distribution, Ralphs Grocery Company 1996 to January 2000.
William O. Cotè	45	Vice President, Controller since November 1999; Director of Accounting prior to November 1999.

Joseph A. Ney	54	Vice President, Insurance since November 1998; President, Grocers and Merchants Insurance Services, Inc., Springfield Insurance Company, and Springfield Insurance Company, Ltd. Prior to November 1998.

Item 11.    EXECUTIVE COMPENSATION

Incorporated herein by reference to Unified’s proxy statement in connection with its next annual meeting of shareholders to be filed within 120 days after the end of the most recent fiscal year.

Item 12.    SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

Incorporated herein by reference to Unified’s proxy statement in connection with its next annual meeting of shareholders to be filed within 120 days after the end of the most recent fiscal year.

Item 13.    CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

All firms with which directors are affiliated, as members of Unified, purchase groceries, related products and may purchase store equipment or services from Unified in the ordinary course of business. As members, firms with which directors are affiliated may receive various benefits including patronage dividends, allowances and retail support services. Unified makes a variety of benefits available to members on a negotiated basis. Unified has provided to its member-patrons loan financing in the form of direct loans and loan guarantees; provided lease guarantees and subleases; as well as invested directly in member-patrons who are sometimes affiliated with Directors of the Company. In addition, Unified may also enter into other agreements with member-patrons which are affiliated with Directors of the Company, as well as agreements with its executive officers. See Footnote 19 to Notes to Consolidated Financial Statements, which is incorporated herein by this reference, for a description of related party transactions. Additional information is incorporated herein by reference to Unified’s proxy statement in connection with its next annual meeting of shareholders to be filed within 120 days after the end of the most recent fiscal year.

Item 14.    CONTROLS AND PROCEDURES

Evaluation of disclosure controls and procedures.    The term “disclosure controls and procedures” is defined in Rules 13a-14(c) and 15d-14(c) of the Securities and Exchange Act of 1934 (“Exchange Act”). These rules refer to the controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files under the Exchange Act is recorded, processed, summarized and reported within required time periods. Our chief executive officer and our chief financial officer have evaluated the effectiveness of the Company’s disclosure controls and procedures as of a date within 90 days before the filing of this Annual Report on Form 10-K (the “Evaluation Date”), and believe that, as of the Evaluation Date, such controls and procedures were effective at ensuring that required information will be disclosed on a timely basis in our reports filed under the Exchange Act.

No matter how well designed and implemented, disclosure controls and procedures can provide only reasonable assurance of achieving an entity’s disclosure objectives. The likelihood of achieving such objectives is affected by limitations inherent in disclosure controls and procedures. These include the fact that human judgment in decision-making can be faulty and that breakdowns in internal control can occur because of human failures such as simple errors or mistakes or intentional circumvention of the established process.

There were no significant changes in the Company’s internal controls or in other factors that could significantly affect internal controls, known to the Chief Executive Officer or the Chief Financial Officer, subsequent to the date of the evaluation.

Item 15.    EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K

(a) Financial Statements

•	Independent Auditors’ Report.

•	Consolidated Balance Sheets as of September 29, 2001 and September 28, 2002.

•	Consolidated Statements of Earnings and Comprehensive Earnings for the fiscal years ended September 30, 2000, September 29, 2001 and September 28, 2002.

•	Consolidated Statements of Shareholders’ Equity for the fiscal years ended September 30, 2000, September 29, 2001 and September 28, 2002.

•	Consolidated Statements of Cash Flows for the fiscal years ended September 30, 2000, September 29, 2001 and September 28, 2002.

(b) Reports on Form 8-K

None.

(c) Exhibits

3.1	Amended and Restated Articles of Incorporation of the Registrant (incorporated by reference to Exhibit 3.1 to the Registrant’s Current Report on Form 8-K filed on October 13, 1999, File No. 0-10815).

3.2*	Bylaws of the Registrant, as amended.

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

4.3
Copy of Application and Agreement for Service Affiliation as a Member Patron/Affiliate with Unified Western Grocers, Inc. and Pledge and Security Agreement (incorporated by reference to Exhibit 4.1 to the Registrant’s Quarterly Report on Form 10-Q for the fiscal quarter ended April 1, 2000, file No. 000-10815).

4.4
Copy of Application and Agreement for Service Affiliation as an Associate Patron with Unified Western Grocers, Inc. and Pledge and Security Agreement (incorporated by reference to Exhibit 4.2 to the Registrant’s Quarterly Report on Form 10-Q for the fiscal quarter ended April 1, 2000, file No. 000-10815).

4.5	Agreement respecting directors’ shares (incorporated by reference to Exhibit 4.9 to Amendment No. 2 to Form S-1 Registration Statement of the Registrant filed on December 31, 1981, File No. 2-70069).

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

4.10
Copy of Member Patron/Affiliate Subordination Agreement (Subordination of Required Deposit) (incorporated by reference to Exhibit 4.10 to Registrant’s Form 10-K for the fiscal year ended September 29, 2001 filed on December 27, 2001, File No. 1-10815).

4.11
Copy of Associate-Patron Subordination Agreement (Subordination of Required Deposit Agreement (incorporated by reference to Exhibit 4.11 to Registrant’s Form 10-K for the fiscal year ended September 29, 2001 filed on December 27, 2001, File No. 1-10815).

4.12
Form of Class A Share Certificate (incorporated by reference to Exhibit 4.12 to the Registrant’s Annual Report on form 10-K for the fiscal year ended September 30, 2000, filed on December 26, 2000, file No. 0-10815).

4.13
Form of Class B Share Certificate (incorporated by reference to Exhibit 4.13 to the Registrant’s Annual Report on form 10-K for the fiscal year ended September 30, 2000, filed on December 26, 2000, file No. 0-10815).

4.14
Articles FIFTH and SIXTH of the Registrant’s Articles of Incorporation (incorporated by reference to Exhibit 3.1 to the Registrant’s Current Report on Form 8-K filed on October 13, 1999, File No. 0-10815) .

4.15	Article I, Section 5, and Article VII of the Registrant’s Bylaws (incorporated by reference to Exhibit 3.2 to the Registrant’s Current Report on Form 8-K filed on October 13, 1999, File No. 0-10815).

4.16*	Amended and Restated Loan Purchase and Servicing Agreement Dated as of December 7, 2001 between Grocers Capital Company and National Consumer Cooperative Bank.

4.17*	Amended and Restated Credit Agreement dated as of December 7, 2001 among Grocers Capital Company, the lenders listed therein and National Cooperative Bank, as agent.

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

4.21
Note purchase Agreement dated as of September 29, 1999 by and among Registrant and the persons listed on Schedule I thereto (incorporated by reference to Exhibit 10.1 to the Registrant’s Current report on Form 8-K filed on October 13, 1999, File No. 000-10815).

4.22
Amendment No. 1 and Limited Waiver to Note Purchase Agreement, dated as of September 14, 2000, by and among Registrant and the Noteholders listed on the signature pages thereto (incorporated by reference to Exhibit 4.24 to the Registrant’s Annual Report on form 10-K for the fiscal year ended September 30, 2000, filed on December 26, 2000, file No. 0-10815).

4.23
Second Amendment to Note Purchase Agreement and Notes dated as of March 27, 2002 by and among the Registrant and the Noteholders on the signature pages thereto (incorporated by reference to Exhibit 4.24.1 to the Registrant’s Quarterly Report on Form 10-Q for the fiscal quarter ended March 30, 2002, filed on May 14, 2002, file No. 0-10815).

4.24*	Third Amendment to Note Purchase Agreement and Notes dated as of December 31, 2002 by and among the Registrant and the Noteholders on the signature pages thereto.

4.25
Secured Revolving Credit Agreement dated as of September 29, 1999, by and among Registrant, the Lenders named therein and Rabobank Nederland, New York Branch (incorporated by reference to Exhibit 10.2 to the Registrant’s Current report on Form 8-K filed on October 13, 1999, File No. 000-10815).

4.26
Amendment No. 1 to Secured Revolving Credit Agreement dated as of November 18, 1999 by and among Registrant, the Lenders named therein and Rabobank Nederland, New York Branch (incorporated by reference to Exhibit 4.26 to the Registrant’s Annual Report on form 10-K for the fiscal year ended September 30, 2000, filed on December 26, 2000, file No. 0-10815).

4.27
Amendment No. 2 and Limited Waiver to Secured Revolving Credit Agreement dated as of July, 2000 by and among Registrant, the Lenders named therein and Rabobank Nederland, New York Branch (incorporated by reference to Exhibit 4.27 to the Registrant’s Annual Report on form 10-K for the fiscal year ended September 30, 2000, filed on December 26, 2000, file No. 0-10815).

4.28
Amendment No. 3 to Secured Revolving Credit Agreement dated as of December 7, 2001 by and among the Registrant, the Lenders named therein and Rabobank Nederland, New York Branch (incorporated by reference to Exhibit 4.27.1 to the Registrant’s Annual Report on Form 10-K for the fiscal year ended September 29, 2001, filed on December 27, 2001, file No. 0-10815).

4.29
Copy of indenture dated as of February 1, 1978, between Unified Western Grocers, Inc. (as successor to United Grocers, Inc.) and United States National Bank of Oregon, as trustee, relating to Unified Western Grocers, Inc.’s Capital Investment Notes (incorporated by reference to Exhibit 4-1 to United Grocers, Inc.’s registration Statement on Form S-1, No. 2-60488).

4.30
Copy of supplemental indenture dated as of January 27, 1989, between Unified Western Grocers, Inc. (as successor to United Grocers, Inc.) and United States National Bank of Oregon, as trustee, relating to Unified Western Grocers, Inc.’s Series F 5% Subordinated Redeemable Capital Investment Notes (incorporated by reference to Exhibit 4-G to the United Grocers, Inc. Form 10-K for the fiscal year ended September 30, 1989).

4.31
Copy of supplemental indenture dated as of January 22, 1991, between Unified Western Grocers, Inc. (as successor to United Grocers, Inc.) and United States National Bank of Oregon, as trustee, relating to Unified Western Grocers, Inc.’s Series G 5% Subordinated Redeemable Capital Investment Notes (incorporated by reference to Exhibit 4-D to the United Grocers, Inc. Registration Statement on Form S-2, No. 33-38617).

4.32
Copy of supplemental indenture dated as of July 6, 1992, between Unified Western Grocers, Inc. (as successor to United Grocers, Inc.) and United States National Bank of Oregon, as trustee, relating to Unified Western Grocers, Inc.’s Series H 5% Subordinated Redeemable Capital Investment Notes (incorporated by reference to Exhibit 4-C to the United Grocers, Inc. Registration Statement on Form S-2, No. 33-49450).

4.33
Copy of supplemental indenture dated as of January 9, 1995, between Unified Western Grocers, Inc. (as successor to United Grocers, Inc.) and First Bank National Association, as trustee, relating to Unified Western Grocers, Inc.’s Series J 5% Subordinated Redeemable Capital Investment Notes (incorporated by reference to Exhibit 4-C to the United Grocers, Inc. Registration Statement on Form S-2, No. 33-57199).

4.34
Copy of supplemental indenture dated as of January 21, 1997, between Unified Western Grocers, Inc. (as successor to United Grocers, Inc.) and First Bank National Association, as successor trustee, relating to Unified Western Grocers, Inc.’s Series K 5% Subordinated Redeemable Capital Investment Notes (incorporated by reference to Exhibit 4-C to the United Grocers, Inc. Registration Statement on Form S-2, No. 33-26285).

4.35
Copy of supplemental indenture dated as of February 11, 2000, between Unified Western Grocers, Inc., United Grocers, Inc. and State Street Bank and Trust Company (as successor trustee) (incorporated by reference to Exhibit 4.29 to Unified Western Grocers, Inc.’s Quarterly Report on Form 10-Q for the fiscal quarter ended January 1, 2000 File No. 00-10815).

10.1*	Amended and Restated Unified Western Grocers, Inc. Cash Balance Plan effective January 1, 2002, as amended.

10.2
Amended and Restated Deferred Compensation Plan dated as of May 1, 1999 (incorporated by reference to Exhibit 10.2 to the Registrant’s Annual Report on Form 10-K for the fiscal year ended August 28, 1999 filed on November 14, 1999, File No. 0-10815).

10.3
Amended and Restated Unified Western Grocers, Inc. Employees’ Sheltered Savings Plan (incorporated by reference to Exhibit 10.1 to the Registrant’s Quarterly Report on Form 10-Q for the fiscal quarter ended December 29, 2001 filed on February 19, 2002, File No. 0-10815).

10.4.1
Unified Western Grocers, Inc., Executive Salary Protection Plan II (“ESPP II”), Master Plan Document, effective January 4, 1995 (incorporated by reference to Exhibit 10.4 to the Registrant’s Annual Report on Form 10-K for the fiscal year ended September 2, 1995 filed on December 1, 1995, File No. 0-10815).

10.4.2
Amendment No. 1999-I to Unified Western Grocers, Inc. Executive Salary Protection Plan II, effective as of January 1, 1999 (incorporated by reference to Exhibit 10.5 to the Registrant’s Form 10-Q for the quarterly period ended December 31, 2000, filed on February 13, 2001, File No. 0-10815).

10.4.3
Amendment No. 2000-I to Unified Western Grocers, Inc. Executive Salary Protection Plan II, effective as of January 1, 2000 (incorporated by reference to Exhibit 10.6 to the Registrant’s Form 10-Q for the quarterly period ended December 31, 2000, filed on February 13, 2001, File No. 0-10815).

10.5
Master Trust Agreement For Unified Western Grocers, Inc. Executive Salary Protection Plan II, dated as of April 28, 1995 (incorporated by reference to Exhibit 10.5 to the Registrant’s Annual Report on Form 10-K for the fiscal year ended September 2, 1995 filed on December 1, 1995, File No. 0-10815).

10.6
Unified Western Grocers, Inc. Executive Insurance Plan Split dollar Agreement and Schedule of Executive Officers party thereto (incorporated by reference to Exhibit 10.6 to the Registrant’s Annual Report on Form 10-K for the fiscal year ended September 2, 1995 filed on December 1, 1995, File No. 0-10815).

10.7
Comprehensive Amendment to Unified Western Grocers, Inc. Employees’ Excess Benefit Plan dated as of December 5, 1995 (incorporated by reference to Exhibit 10.7 to the Registrant’s Annual Report on Form 10-K for the fiscal year ended August 30, 1997 filed on November 28, 1997, File No. 0-10815).

10.8
Comprehensive Amendment to Unified Western Grocers, Inc. Employees’ Supplemental Deferred Compensation Plan dated as of December 5, 1995 (incorporated by reference to Exhibit 10.8 to the Registrant’s Annual Report on Form 10-K for the fiscal year ended August 30, 1997 filed on November 28, 1997, File No. 0-10815).

10.9
Amended and Restated Unified Western Grocers, Inc. Employee Savings Plan (incorporated by reference to Exhibit 10.2 to the Registrant’s Quarterly Report on Form 10-Q for the fiscal quarter ended December 29, 2001 filed on February 19, 2002, File No. 0-10815).

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

10.14
Lease Amendment, dated October 18, 1991, between Dermody Properties and the Registrant (incorporated by reference to Exhibit 10.9.2 to Form S-2 Registration Statement of the Registrant filed on September 2, 1993. File No. 33-68288).

10.15
Commercial Lease-Net dated December 6, 1994 between TriNet Essential Facilities XII and the Registrant (incorporated by reference to Exhibit 10.17 to the Registrant’s Annual Report on Form 10-K for the fiscal year ended September 2, 1995 filed on December 1, 1995, File No. 0-10815).

10.16
Purchase Agreement dated November 21, 1994 between the Registrant and TriNet Corporate Realty Trust, Inc. (incorporated by reference to Exhibit 10.18 to the Registrant’s Annual Report on Form 10-K for the fiscal year ended September 2, 1995 filed on December 1, 1995, File No. 0-10815).

10.17
Form of Employment Agreement between the Company and Alfred A. Plamann (incorporated by reference to Exhibit 10.19 to Form S-4 Registration Statement of the Registrant filed on August 26, 1999, File No. 333-85917).

10.18
Amendment to Employment Agreement dated as of August, 1999, between the Registrant and Alfred A. Plamann (incorporated by reference to Exhibit 10.27 to Form S-4 Registration Statement of the Registrant filed on August 26, 1999, File No. 333-85917).

10.19
Second Amendment to Employment Agreement dated as of April, 2001, between registrant and Alfred A. Plamann (incorporated by reference to Exhibit 10.51 to the Registrant’s Form 10-Q for the quarterly period ended June 30, 2001, filed on August 14, 2001, file No. 0-10815).

10.20
Form of Indemnification Agreement between the Company and each Director and Officer (incorporated by reference to Exhibit A to the Registrant’s Proxy Statement dated February 24, 1997 filed on February 24, 1997, File No. 0-10815).

10.21
Annual Incentive Plan for Chief Executive Officer (incorporated by reference to Exhibit 10.23 to the Registrant’s Annual Report on Form 10-K for the fiscal year ended August 30, 1997 filed on November 28, 1997, File No. 0-10815).

10.22
Annual Incentive Plan for Senior Management (incorporated by reference to Exhibit 10.24 to the Registrant’s Annual Report on Form 10-K for the fiscal year ended August 30, 1997 filed on November 28, 1997, File No. 0-10815).

10.23
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

10.24
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

10.25
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

10.26
Sublease Agreement dated July 26, 1979 for the Gold Beach Store between United Grocers, Inc. (predecessor-in-interest to the Registrant) and Raymond L. Nidiffer, a holder of more than five percent of the Registrant’s shares (incorporated by reference to Exhibit 10-Q3 of United Grocers’ Registration Statement on Form S-2, File No. 33-26631).

10.27
Assignment of Lease and related documents for Mt. Shasta Store between United Grocers, Inc. (predecessor-in-interest to the Registrant) and C&K Market, Inc., an affiliate of Raymond L. Nidiffer (incorporated by reference to Exhibit 10-Q4 of United Grocers, Inc.’s Registration Statement on Form S-2, File No. 33-26631).

10.28
Loan guaranties dated June 12, 1980 and September 30, 1988, given by United Grocers, Inc. (predecessor-in-interest to the Registrant) for the benefit of C&K Market, Inc., an affiliate of Raymond L. Nidiffer (incorporated by reference to Exhibit 10-I12 to United Grocer’s Form 10-K for the fiscal year ended September 30, 1989).

10.29
Agreement for Purchase and Sale and Escrow Instructions dated September 17, 1997, between United Grocers, Inc. (predecessor-in-interest to the Registrant) and C&K Market, Inc., an affiliate of Raymond L. Nidiffer (incorporated by reference to Exhibit 10.I5 to United Grocers, Inc.’s Form 10-K for the fiscal year ended October 2, 1998 filed on January 20, 1999, File No. 002-60487).

10.30
Stock Purchase Agreement dated November 17, 1997, by and among United Grocers, Inc. (predecessor-in-interest to the Registrant) and C&K Market, an affiliate of Raymond L. Nidiffer (incorporated by reference to Exhibit 10.I6 to Form 10-K of United Grocers, Inc. filed on January 20, 1999, File No. 002-60487).

10.31
Stock Purchase Agreement dated March 26, 1999 by and among Grocers Capital Company, K.V. Mart Co., an affiliate of Darioush Khaledi, Khaledi Family Partnership I, Khaledi Family Trust dated May 17, 1995, and Parviz Vazin and Vida Vazin (incorporated by reference to Exhibit 10.35 to the Registrant’s Annual Report on form 10-K for the fiscal year ended September 30, 2000, filed on December 26, 2000, file No. 0-10815).

10.32
Pledge Agreement dated March 26, 1999 by Khaledi Family Partnership I, Khaledi Family Trust dated May 17, 1995, and Parviz Vazin and Vida Vazin in favor of Grocers Capital Company (incorporated by reference to Exhibit 10.36 to the Registrant’s Annual Report on form 10-K for the fiscal year ended September 30, 2000, filed on December 26, 2000, file No. 0-10815).

10.33
Guaranty dated March 26, 1999 by K.V. Mart Co. in favor of Grocers Capital Company (incorporated by reference to Exhibit 10.37 to the Registrant’s Annual Report on form 10-K for the fiscal year ended September 30, 2000, filed on December 26, 2000, file No. 0-10815).

10.34
Term Loan Agreement dated as of May 12, 2000 between K.V. Mart Co. and Unified Western Grocers, Inc. relating to a $7,000,000 Promissory Note due May 12, 2005 in favor of Unified Western Grocers, Inc. by K.V. Mart Co. (incorporated by reference to Exhibit 10.38 to the Registrant’s Form 10-Q for the quarterly period ended July 1, 2000 filed on August 17, 2000, File No. 0-10815)

10.35
Security Agreement dated as of May 12, 2000 between K.V. Mart Co. and Unified Western Grocers, Inc. relating to the Term Loan Agreement dated as of May 12, 2000 between K.V. Mart Co. and Unified Western Grocers, Inc. (incorporated by reference to Exhibit 10.39 to the Registrant’s Form 10-Q for the quarterly period ended July 1, 2000 filed on August 17, 2000, File No. 0-10815)

10.36
Guaranty dated as of May 12, 2000 by Darioush Khaledi and Shahpar Khaledi, husband and wife, Darioush Khaledi, as Trustee of the Khaledi Family Trust under Declaration of Trust dated May 17, 1995, K.V. Property Company, and Parviz Vazin and Vida Vazin in favor of Unified Western Grocers, Inc. issued pursuant to that certain Term Loan Agreement dated as of May 12, 2000 between K.V. Mart Co. and Unified Western Grocers, Inc. (incorporated by reference to Exhibit 10.40 to the Registrant’s Form 10-Q for the quarterly period ended July 1, 2000 filed on August 17, 2000, File No. 0-10815).

10.37
Stock Collateral Acknowledgement and Consent dated as of May 12, 2000 executed by the shareholders of K.V. Mart Co. (incorporated by reference to Exhibit 10.41 to the Registrant’s Form 10-Q for the quarterly period ended July 1, 2000 filed on August 17, 2000, File No. 0-10815).

10.38
Preferred Stock Purchase Agreement by and between C & K Market, Inc. and Unified Western Grocers, Inc. dated as of December 19, 2000 (incorporated by reference to Exhibit 10.47 to the Registrant’s Form 10-Q for the quarterly period ended December 31, 2000, filed on February 13, 2001, File No. 0-10815).

10.39
Shareholders Agreement by and among Unified Western Grocers, Inc., C & K Market, Inc. and designated shareholders of C & K Market, Inc. dated as of December 19, 2000 (incorporated by reference to Exhibit 10.48 to the Registrant’s Form 10-Q for the quarterly period ended December 31, 2000, filed on February 13, 2001, File No. 0-10815).

10.40
Form of Severance Agreement for Executive Vice Presidents with Three Years or More in an Officer Position executed by Robert M. Ling, Jr., Richard J. Martin and Charles J. Pilliter (incorporated by reference to Exhibit 10.49 to the Registrant’s Form 10-Q for the quarterly period ended December 31, 2000, filed on February 13, 2001, file No. 0-10815).

10.41
Form of Severance Agreement for Vice Presidents, Senior Vice Presidents and Executive Vice Presidents with Less Than Three Years in an Officer Position executed by Philip S. Smith, Rodney L. Van Bebber, Daniel J. Murphy, John C. Bedrosian, William O. Coté, Dirk T. Davis, Luis de la Mata, Stanley G. Eggink, Joseph L. Falvey, Carolyn S. Fox, Don Gilpin, Gary C. Hammett, Gary S. Herman, Joseph A. Ney, David A. Woodward (incorporated by reference to Exhibit 10.50 to the Registrant’s Form 10-Q for the quarterly period ended December 31, 2000, filed on February 13, 2001, file No. 0-10815).

10.42
Form of Subordinated Redemption Note — Excess Class B Shares (incorporated by reference to Exhibit 10.50 to Registrant’s Form 10-K for the fiscal year ended September 29, 2001 filed on December 27, 2001, File No. 1-10815).

10.43
Agreement relating to the Registrant’s five-year interest rate collar (incorporated by reference to Exhibit 10.51 to Amendment No. 2 to Registrant’s Registration Statement on Form S-2 filed on May 1, 2002).

21*	Subsidiaries of the Registrant.

*	Filed herewith

(d) Financial Statement Schedules

Schedule II. Valuation and Qualifying Accounts

Other schedule information is either not applicable or not material.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this amendment to be signed on its behalf by the undersigned, thereunto duly authorized.

UNIFIED WESTERN GROCERS, INC.

By:	/s/ ALFRED A. PLAMANN
Alfred A. Plamann
President and Chief Executive Officer

By:	/s/ RICHARD J. MARTIN
Richard J. Martin
Executive Vice President, Finance & Administration and Chief Financial Officer

By:	/s/ WILLIAM O. COTE
William O. Cote
Vice President, Controller

Date:    January 8, 2003

Signature	Title	Date

/s/ LOUIS A. AMEN Louis A. Amen	Director	January 8, 2003

/s/ DAVID BENNETT David Bennett	Director	January 8, 2003

/s/ JOHN BERBERIAN John Berberian	Director	January 8, 2003

/s/ EDMUND K. DAVIS Edmund K. Davis	Director	January 8, 2003

/s/ JAMES F. GLASSEL James F. Glassel	Director	January 8, 2003

/s/ DARIOUSH KHALEDI Darioush Khaledi	Director	January 8, 2003

/s/ MARK KIDD Mark Kidd	Director	January 8, 2003

/s/ JAY MCCORMACK Jay McCormack	Director	January 8, 2003

Signature	Title	Date

/s/ DOUG NIDIFFER Doug Nidiffer	Director	January 8, 2003

/s/ MORRIE NOTRICA Morrie Notrica	Director	January 8, 2003

/s/ PETER J. O’NEAL Peter J. O’Neal	Director	January 8, 2003

/s/ MICHAEL A. PROVENZANO Michael A. Provenzano	Director	January 8, 2003

/s/ GORDON E. SMITH Gordon E. Smith	Director	January 8, 2003

/s/ MIMI R. SONG Mimi R. Song	Director	January 8, 2003

/s/ ROBERT E. STILES Robert E. Stiles	Director	January 8, 2003

/s/ KENNETH TUCKER Kenneth Tucker	Director	January 8, 2003

/s/ RICHARD L. WRIGHT Richard L. Wright	Director	January 8, 2003

Chief Executive Officer Certification

I, Alfred A. Plamann, President and Chief Executive Officer of Unified Western Grocers, Inc., certify that:

1.	I have reviewed this Annual Report on Form 10-K of Unified Western Grocers, Inc., (the “Registrant”);

2.
Based on my knowledge, this Annual Report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this Annual Report;

3.
Based on my knowledge, the financial statements, and other financial information included in this Annual Report, fairly present in all material respects the financial condition, results of operations and cash flows of the Registrant as of, and for, the periods presented in this Annual Report;

4.
The Registrant’s other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the Registrant and have:

a.
designed such disclosure controls and procedures to ensure that material information relating to the Registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this Annual Report is being prepared;

b.	evaluated the effectiveness of the Registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this Annual Report (the “Evaluation Date”); and

c.	presented in this Annual Report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5.
The Registrant’s other certifying officers and I have disclosed, based on our most recent evaluation, to the Registrant’s auditors and the audit committee of Registrant’s board of directors (or persons performing the equivalent functions):

a.
all significant deficiencies in the design or operation of internal controls which could adversely affect the Registrant’s ability to record, process, summarize and report financial data and have identified for the Registrant’s auditors any material weaknesses in internal controls; and

b.	any fraud, whether or not material, that involves management or other employees who have a significant role in the Registrant’s internal controls; and

6.
The Registrant’s other certifying officers and I have indicated in this Annual Report whether there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Dated:    January 8, 2003

By:	/s/ ALFRED A. PLAMANN
Alfred A. Plamann President and Chief Executive Officer (principal executive officer)

Chief Financial Officer Certification

I, Richard J. Martin, Executive Vice President, Finance and Administration and Chief Financial Officer of Unified Western Grocers, Inc., certify that:

1.	I have reviewed this Annual Report on Form 10-K of Unified Western Grocers, Inc., (the “Registrant”);

2.
Based on my knowledge, this Annual Report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this Annual Report;

3.
Based on my knowledge, the financial statements, and other financial information included in this Annual Report, fairly present in all material respects the financial condition, results of operations and cash flows of the Registrant as of, and for, the periods presented in this Annual Report;

4.
The Registrant’s other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the Registrant and have:

a.
designed such disclosure controls and procedures to ensure that material information relating to the Registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this Annual Report is being prepared;

b.	evaluated the effectiveness of the Registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this Annual Report (the “Evaluation Date”); and

c.	presented in this Annual Report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5.
The Registrant’s other certifying officers and I have disclosed, based on our most recent evaluation, to the Registrant’s auditors and the audit committee of Registrant’s board of directors (or persons performing the equivalent functions):

a.
all significant deficiencies in the design or operation of internal controls which could adversely affect the Registrant’s ability to record, process, summarize and report financial data and have identified for the Registrant’s auditors any material weaknesses in internal controls; and

b.	any fraud, whether or not material, that involves management or other employees who have a significant role in the Registrant’s internal controls; and

6.
The Registrant’s other certifying officers and I have indicated in this Annual Report whether there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Dated:    January 8, 2003

By:	/s/ RICHARD J. MARTIN
Richard J. Martin Executive Vice President, Finance and Administration and Chief Financial Officer (principal financial and accounting officer)

Schedule II
Valuation and Qualifying Accounts
For the Fiscal Years Ended September 30, 2000, September 29, 2001 and September 28, 2002

Amounts in thousands

	Balance at Beginning of Period	Additions Charged to Costs and Expense	Write-Offs(a)	Quasi- Reorganization Fair Value Adjustment(b)	Balance at end of Period

Year ended September 30, 2000
Reserves and allowances deducted from asset accounts:
Allowance for uncollectible accounts and notes receivable	$8,577	$7,955	$(1,443)		$15,089
Year ended September 29, 2001
Reserves and allowances deducted from asset accounts:
Allowance for uncollectible accounts and notes receivable	$15,089	$3,976	$(7,473)		$11,592

Year ended September 28, 2002
Reserves and allowances deducted from asset accounts:
Allowance for uncollectible accounts and notes receivable	$11,592	$2,714	$(1,610)	$(12,696)	$0

(a)	Accounts written off, net of recoveries.
(b)	Pursuant to quasi-reorganization accounting the Company’s contra accounts including the allowance for doubtful accounts was eliminated and offset against the trade and notes receivable accounts.