Form 10-K/A
period 2002-09-28
UNIFIED WESTERN GROCERS INC
filed 2003-01-27
CIK 320431

Securities and Exchange Commission

Washington, D.C. 20549

Form 10-K/A
(Amendment No. 1)

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes  [X]            No  [  ]

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  [  ]

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Act.) Yes  [  ]            No  [X]

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

The number of shares outstanding of each of the registrant’s classes of common stock, as of January 15, 2003 were as follows:

Class A:  70,925 shares Class B:  478,909 shares Class C: 18 shares

Documents Incorporated by Reference: None

The purpose of this amendment is to amend and restate Items 10, 11, 12 and 13 in their entirety as follows:

PART III

Item 10.    DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

The following table sets forth certain information concerning the current directors of the Company and the nominees for election to the Board of Directors at the 2003 Annual Meeting.

Name	Age as of 12/31/02	Year First Elected	Principal Occupation During Last 5 Years

Louis A. Amen	73	1974	President, Super A Foods, Inc.

David M. Bennett	49	1999	Co-owner, Mollie Stone’s Markets

John Berberian	51	1991	President, Berberian Enterprises, Inc.

Edmund Kevin Davis	49	1998	President, Chairman and Chief Executive Officer, Bristol Farms Markets

James F. Glassel	62	1999	President, Pokerville Select Market

Dieter Huckestein(1)	59	—	President, Hotel Division of Hilton Hills Corporation

Darioush Khaledi	56	1993	Chairman of the Board and Chief Executive Officer, K.V. Mart Co., operating Top Valu Markets and Valu Plus Food Warehouse

Mark Kidd	52	1992	President, Mar-Val Food Stores, Inc.

John D. Lang(1)	50	—	President & Chief Executive Officer, Epson America

Jay T. McCormack	52	1993	Owner-Operator, Alamo Foods, Inc.; Co-owner, Glen Avon Apple Market

Douglas A. Nidiffer	53	2001	President and Chief Executive Officer, C&K Market, Inc.

Morrie Notrica	73	1988	President and Chief Operating Officer, Joe Nortrica, Inc.

Peter J. O’Neal	58	1999	President, White Salmon Foods, Inc. and Estacada Foods, Inc.

Michael A. Provenzano, Jr.	60	1986	President, Pro & Son’s, Inc., President, Provo, Inc. and President, Pro and Family, Inc.

Thomas S. Sayles(1)	52	—	Vice President, Governmental and Community Affairs, Sempra Energy

Gordon E. Smith	57	1999	President, Marlea Foods, Inc., operating Veronica Sentry Market

Mimi R. Song	45	1998	President and Chief Executive Officer, Super Center Concepts, Inc.

Robert E. Stiles	63	1999	President, Gelson’s Markets

Kenneth Ray Tucker	55	1999	President, Evergreen Markets, Inc.

Richard L. Wright	65	1999	President, Wright’s Foodliner, Inc.

(1)	Nominee for election.

The following table sets forth certain information about executive, senior and other officers that have direct financial reporting responsibilities.

Officer’s Name	Age	Principal Occupation During Last Five Years

Alfred A. Plamann	60	President and Chief Executive Officer since February 1994.

Robert M. Ling, Jr.	45
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

Rodney L. VanBebber	47	Senior Vice President, Distribution since January 2000; Group Vice President, Distribution, Ralphs Grocery Company 1996 to January 2000.

William O. Coté	45	Vice President, Controller since November 1999; Director of Accounting prior to November 1999.

Joseph A. Ney	54	Vice President, Insurance since November 1998; President, Grocers and Merchants Insurance Services, Inc., Springfield Insurance Company, and Springfield Insurance Company, Ltd. Prior to November 1998.

Section 16(a) Beneficial Ownership Reporting Compliance

No officer or director failed to file a report required by Section 16(a) of the Securities Exchange Act of 1934 on a timely basis during the most recent fiscal year or prior fiscal years except that based solely on a review of Forms 3, 4 and 5 furnished to the Company by officers and directors of the Company, late Forms 4 or 5 were filed by John Berberian, Morrie Notrica and Michael Provenzano.

Item 11.    EXECUTIVE COMPENSATION

COMPENSATION OF DIRECTORS AND EXECUTIVE OFFICERS

Compensation Committee Interlocks and Insider Participation

The Company’s Executive Compensation Committee consists of Mark Kidd, Committee Chairman, and Directors John Berberian, Jay McCormack, Morrie Notrica, Gordon E. Smith and Mimi R. Song as well as ex-officio member and Chairman of the Board, Louis A. Amen. Arthur Reicher, who is a consultant to the Board of Directors, serves as an advisor to the Committee. As Chairman of the Board of Directors, Mr. Amen is an officer under the Bylaws of the Company, although he is not an employee and does not receive any compensation or expense reimbursement beyond that to which he is entitled in his capacity as a director or committee member.

In the course of its business, the Company has made loans to and issued loan guarantees for the benefit of members, entered into lease guarantees, subleases, and leases with members, made direct investments in members and entered into supply agreements with members. Refer to “Item 13. Certain Relationships and Related Transactions” for a description of transactions the Company has entered into with certain member-patrons with which members of the Executive Compensation Committee are affiliated.

REPORT OF THE EXECUTIVE COMPENSATION COMMITTEE ON EXECUTIVE COMPENSATION

The Report of the Executive Compensation Committee of the Board of Directors shall not be deemed filed under the Securities Act of 1933 or under the Securities Exchange Act of 1934.

The principal components of the Company’s executive compensation program consist of an annual salary, an annual cash bonus the payment of which is dependent upon the Company’s performance during the preceding fiscal year, and certain pension, health insurance, retirement and life insurance benefits.

Salary.    The Executive Compensation Committee is responsible for the review of salary recommendations made by the Chief Executive Officer (CEO) for each officer. Such review is conducted in closed session and, with the exception of the CEO, without management personnel being present. This process centers on the Executive Compensation Committee’s consideration of the CEO’s evaluation of individual officers based on various subjective and objective criteria. The criteria includes the CEO’s perception of officer performance against individual officer responsibilities and goals, the relative value and importance of individual officer contributions toward organizational success, relative levels of officer responsibilities, changes in the scope of officer responsibilities, officer accomplishments and contributions during the preceding fiscal year and the overall financial results for the Company during the previous fiscal year. Salary levels so established for the fiscal year ended September 28, 2002 for the named executives are reflected in the Summary Compensation Table.

The Executive Compensation Committee sets the CEO’s salary based on its assessment of the CEO’s performance in light of the policies and considerations discussed directly above. The Executive Compensation Committee has determined that the annual salary of the CEO beginning in December 2003 would be increased by $50,000 to $550,000.

Annual Bonuses.    In recognition of the relationship between Company performance and enhancement of shareholder value, Company officers may be awarded annual cash bonuses. Company officers other than the CEO are eligible for bonuses pursuant to an annual incentive plan for senior management. The plan uses a performance matrix to determine an earned incentive, expressed as a percent of base salary. The plan provides for the annual determination of a target bonus, a maximum bonus and performance levels below which no bonus is paid. The performance measures for fiscal 2002 were pre-patronage dividend income and revenue growth. The earned incentive determined by these performance measures, as may be adjusted at the discretion of the CEO, is awarded as a bonus. The CEO may raise or lower the bonus, up to a maximum of 25% percent of the earned incentive, based on individual contributions to the overall performance of the Company. Under the Plan, no bonuses were awarded for fiscal year 2002. In recognition of extraordinary performance in difficult circumstances over a significant period of time, the Board of Directors authorized the CEO to distribute bonuses in the aggregate amount of approximately $250,000 to officers and other employees. The CEO may use his discretion in distributing the bonuses using subjective factors such as effort and resolve.

The CEO’s bonus is determined by the Executive Compensation Committee’s score of Company performance and CEO performance against specified criteria and performance targets. The criteria and performance targets are established by the Board of Directors at the beginning of the fiscal year. Company performance is determined by the weighted average of certain objective criteria (pre-patronage dividend income, capital adequacy and asset utilization), and scored against specified performance targets. CEO performance is scored based on the weighted average of certain subjective criteria (CEO leadership with the Board of Directors, CEO leadership with senior management, CEO impact on industry and community and performance of senior management as a team). In recognition of the CEO’s leadership efforts, the Board of Directors in January 2003 authorized the payment of a bonus to the CEO in the amount of $50,000.

Bonuses awarded to named executives in the prior two fiscal years are disclosed in the Summary Compensation Table.

Benefits.    Consistent with the objective of attracting and retaining qualified executives, the compensation program includes the provision of pension benefits to Company employees, including officers, under the Company’s defined benefit pension plan, which is described in connection with the Pension Plan Table. The Company also provides additional retirement benefits to its officers pursuant to an Executive Salary Protection Plan II (“ESPP II”), which is described in connection with the Pension Plan Table. In addition, Company employees, including officers, may defer income from their earnings through voluntary contributions to the Company’s Employees’ Sheltered Savings Plan adopted pursuant to Section 401(k) of the Internal Revenue Code and the Company’s Amended and Restated Deferred Compensation Plan which is a nonqualified plan. In the case of those employees who elect to defer income under these plans, the Company makes additional contributions for their benefit. The amount of these additional contributions made during fiscal year 2002 for the benefit of the CEO and other named executive officers is set forth in the footnotes to the Summary Compensation Table.

Executive Compensation Committee Members

Mark Kidd, Chairman
John Berberian
Jay McCormack
Morrie Notrica
Gordon E. Smith
Mimi R. Song

Executive Officer Compensation

The following table sets forth information respecting the compensation paid during the Company’s last three fiscal years to the President and Chief Executive Officer and to certain other executive officers of the Company.

Summary Compensation Table

		Annual Compensation

Name and Principal Position	Fiscal Year	Salary($)	Bonus($)	All other Compensation($)

Alfred A. Plamann
President and Chief Executive Officer	2002	500,000	0	33,670	(1)
	2001	500,000	0	40,410
	2000	500,000	0	41,885
Richard J. Martin
Executive Vice President, Finance and Administration and	2002	277,019	0	18,559	(2)
Chief Financial Officer	2001	270,000	0	21,709
	2000	266,154	0	20,756

		Annual Compensation

Name and Principal Position	Fiscal Year	Salary($)	Bonus($)	All other Compensation($)

Robert M. Ling, Jr.
Executive Vice President, General Counsel and Secretary	2002	271,442	0	21,362	(3)
	2001	245,000	0	19,059
	2000	237,115	0	18,513
Charles J. Pilliter(4)
Executive Vice President—Sales and Marketing	2002	246,366	0	28,209	(5)
	2001	240,000	0	19,362
	2000	234,231	0	18,779
Daniel J. Murphy(6)
Senior Vice President—Retail Support Services	2002	208,269	0	13,202	(7)
	2001	184,615	0	0
Philip S. Smith
Senior Vice President—Procurement	2002	201,058	0	16,133	(8)
	2001	180,000	0	14,249
	2000	173,269	0	7,633

(1)
Consists of a $15,269 Company contribution to the Company’s Employees’ Sheltered Savings Plan, a $13,785 Company contribution to the Company’s Amended and Restated Deferred Compensation Plan, and $4,616 representing the economic benefit associated with the Company paid premium on the Executive Life Plan.

(2)
Consists of a $11,934 Company contribution to the Company’s Employees’ Sheltered Savings Plan, a $4,839 Company contribution to the Company’s Amended and Restated Deferred Compensation Plan, and $1,786 representing the economic benefit associated with the Company paid premium on the Executive Life Plan.

(3)
Consists of a $12,046 Company contribution to the Company’s Employees’ Sheltered Savings Plan, $8,612 Company contribution to the Company’s Amended and Restated Deferred Compensation Plan, and $704 representing the economic benefit associated with the Company paid premium on the Executive Life Plan.

(4)	Mr. Pilliter resigned from the Company effective August 30, 2002.
(5)
Consists of a $10,153 Company contribution to the Company’s Employees’ Sheltered Savings Plan, a $16,803 Company contribution to the Company’s Amended and Restated Deferred Compensation Plan, and $1,253 representing the economic benefit associated with the Company paid premium on the Executive Life Plan.

(6)	Mr. Murphy was hired on October 23, 2000.
(7)
Consists of a $12,591 Company contribution to the Company’s Employees’ Sheltered Savings Plan and $611 representing the economic benefit associated with the Company paid premium on the Executive Life Plan.

(8)
Consists of a $7,779 Company contribution to the Company’s Employees’ Sheltered Savings Plan, a $7,502 Company contribution to the Company’s Amended and Restated Deferred Compensation Plan, and $852 representing the economic benefit associated with the Company paid premium on the Executive Life Plan.

The Company has a pension plan (the “Pension Plan”) which covers its non-union and executive employees. The Pension Plan consists of two components, a defined benefit plan based on final average compensation and a cash balance plan. The defined benefit portion of the Pension Plan provides benefits based on years of service through December 31, 2001 and final average compensation. Effective January 1, 2002, the cash balance plan was added to the Pension Plan for post January 1, 2002 accruals. Benefits under the Pension Plan are equal to the sum of the benefits under the defined benefit portion, plus benefits that accumulate under the cash balance portion beginning on January 1, 2002. There is no offset under the Pension Plan for Social Security.

As of December 31, 2001, years of service under the defined benefit portion of the Pension Plan were frozen and will no longer increase. Employees will receive benefits under the defined benefit portion based on years of service as frozen and final compensation, which may increase. As of December 31, 2001, credited years of service under the defined benefit portion of the Pension Plan for named executive officers were: Mr. Plamann, 12 years; Mr. Martin, 3 years; Mr. Ling, 5 years; Mr. Pilliter, 25 years, Mr. Murphy, 1 year and Mr. Smith, 7 years. Benefits accrued under the defined benefit portion will be paid as an annuity.

The cash balance portion of the Pension Plan is expressed in the form of a hypothetical account balance. Commencing at the end of 2002 and annually thereafter, a participant’s hypothetical cash balance account will be increased by (i) pay credits based on a percentage of compensation for that year, from 4% to 10% based on years of service and age, and (ii) interest credits based on the participant’s hypothetical account balance at the thirty year U.S. Treasury Bond rate, with a minimum guaranty of 5%. Benefits under the cash balance portion of the plan are generally stated as a cash balance account value and will be distributed as an annuity. No hypothetical account balances of employees have been credited with any pay credits or interest credits.

The Company’s Executive Salary Protection Plan II, as amended (“ESPP II”), provides additional post-termination retirement income based upon the participant’s salary and years of service. The funding for this benefit is facilitated through the purchase of life insurance policies, the premiums for which are paid by the Company.

ESPP II is targeted to provide eligible officers with a retirement benefit at age 62, which for a period of 15 years, when combined with the Pension Plan payments, would equal up to 65% of a participant’s final salary, based on formulas which include years of service and salary. Employees become eligible for ESPP II after three years of service as an officer of the Company at the level of Vice President or above. Upon eligibility, officers receive credit for years of service with the Company at a rate of 5% per year up to a maximum of 13 years. Officers first elected after December 1998 receive credit only for years of service as an officer. Payments under ESPP II are discounted for executives who retire prior to age 62. As of December 31, 2002, credited years of service under ESPP II for named executive officers were: Mr. Plamann, 13 years; Mr. Martin, 4 years; Mr. Ling, 6 years; Mr. Murphy, 2 years; and Mr. Smith, 8 years.

The following table illustrates the estimated annual benefits under the combined defined benefit portion of the Pension Plan and the ESPP II plan. The amounts shown represent annual compensation payable on a straight-life basis with respect to the benefits under the defined benefit portion and a 15 year annuity with respect to the benefits under the ESPP II for qualifying executives with selected years of service as if such executives had retired on September 28, 2002 at age 65.

Pension Plan Table

	Years of Service

Remuneration	5 Years	10 Years	15 Years	20 Years	25 Years	33 Years

100,000	$25,978	$51,955	$67,933	$68,910	$69,888	$71,452
130,000	$33,819	$67,594	$88,391	$89,688	$90,985	$93,060
160,000	$41,740	$83,481	$109,221	$110,963	$112,703	$115,488
190,000	$49,240	$98,481	$128,721	$130,463	$132,203	$134,988
220,000	$56,740	$113,481	$148,221	$149,963	$151,703	$154,488
250,000	$64,240	$128,481	$167,721	$169,463	$171,203	$173,988
300,000	$76,740	$153,481	$200,221	$201,963	$203,703	$206,488
350,000	$89,240	$178,481	$232,721	$234,463	$236,203	$238,988
400,000	$101,740	$203,481	$265,221	$266,963	$268,703	$271,488
450,000	$114,240	$228,481	$297,721	$299,463	$301,203	$303,988
500,000	$126,740	$253,481	$330,221	$331,963	$333,703	$336,488

Executive Employment, Termination and Severance Agreements

The Company has an employment agreement with Alfred A. Plamann, the Company’s President and Chief Executive Officer. The term of Mr. Plamann’s contract is three years, currently expiring on September 29, 2003. The term will be extended automatically for successive one year terms on each anniversary of the contract unless either party has given notice of an intention to terminate at least eleven months prior to such anniversary date. Under the contract, Mr. Plamann serves as the Company’s President and Chief Executive Officer and receives a base salary, currently $550,000, subject to annual review and upward adjustment at the discretion of the Board of Directors. Mr. Plamann is also eligible for annual bonuses, up to a maximum of 60% of base salary, based on performance criteria established by the Board of Directors at the beginning of each fiscal year. Additionally, Mr. Plamann will receive employee benefits such as life insurance and Company pension and retirement contributions. The contract is terminable at any time by the Company, with or without cause, and will also terminate upon Mr. Plamann’s resignation, death or disability. Except where termination is for cause or is due to Mr. Plamann’s resignation (other than a resignation following designated actions of the Company or its successor which trigger a right by Mr. Plamann to resign and receive severance benefits), death or disability, the amended contract provides that Mr. Plamann will be entitled to receive his highest base salary during the previous three years, plus an annual bonus equal to the average of the most recent three annual bonus payments, throughout the balance of the term of the agreement. Mr. Plamann would also continue to receive employee benefits such as life insurance and Company pension and retirement contributions throughout the balance of the term of the agreement.

The Company and Messrs. Ling and Martin have executed severance agreements. Each agreement provides for severance payments in the event the executive’s employment is terminated (i) by the Company other than for cause, death or extended disability, (ii) by the executive for good reason, or (iii) by the executive without cause within 12 months following a change in control. The severance payment is equal to two times the highest annual base salary in the three years prior to termination plus two times the highest annual incentive bonus paid during that three year period. In the event of the occurrence of the specified termination events, the executive is also entitled to Company payment of COBRA health insurance premiums until the earlier of 24 months or the cessation of COBRA eligibility and coverage.

The Company and Messrs. Murphy and Smith have also executed severance agreements providing a severance benefit equal to one year’s salary and bonus based on the highest annual salary and the highest incentive bonus paid over the prior three years in the event of the occurrence of specified termination events. These include termination (i) by the Company other than for cause, death or extended disability, and (ii) by the executive for good reason.

Officer Health Insurance Plan

The Board of Directors approved, effective January 1, 2001, a supplemental officer health insurance benefit and an officer retiree medical plan for officers and their eligible dependents. Pursuant to the Supplemental Officer Health Insurance Plan, officers will be eligible for payment by the insurance plan of the portion of covered expenses not covered under the Company’s health insurance plan. Under the Officer Retirement Medical Plan, officers who are at least 55 years of age and have seven years service with the Company as an officer will be eligible to participate in the Officer Retirement Medical Insurance Plan following termination of employment. Former officers (and surviving spouses) must enroll in Medicare Parts A and B when they reach age 65 at which time Medicare becomes the primary carrier and the Officer Retiree Medical Plan becomes secondary. Active officers will continue to be obligated to pay the regular premium for the Company health insurance plan they have selected.

Officer Disability Insurance

The Board of Directors approved, effective January 1, 2001, a supplemental disability insurance plan for officers that provides 100% of their pre-disability base salary while on a disability leave for up to 2 years. This disability coverage will be coordinated with existing sick leave, state disability insurance, short-term disability insurance, and long-term disability plans available to all employees so that the officer disability insurance is a supplemental benefit. During the first 6 months of disability, state disability insurance and short-term disability insurance pays 66 2/3% of the employee’s salary and officer disability insurance pays 33 1/3%. After six months of disability, state disability insurance and long-term disability insurance pays 50% of the employee’s salary and officer disability insurance pays the remaining 50%.

Director Compensation

The Board of Directors suspended payment of director fees for a one-year period beginning with the Company’s Annual Meeting in 2002. Beginning with the Annual Meeting in 2003, each Shareholder-Related Director will receive an annual payment of $7,500 as compensation for service as a director of the Company and a member of any Board committees and subsidiary Boards, if applicable. Directors that are not Shareholder-Related Directors will receive an annual payment of $35,000 as compensation for service as a director of the Company and a member of any Board committees and subsidiary Boards, if applicable. In recognition of the additional duties and responsibilities attendant with such positions, the Chairman of the Board will receive annual compensation of $12,500, and each Vice Chairman will receive annual compensation of $10,000. In addition, directors are reimbursed for Company related expenses.

CUMULATIVE TOTAL SHAREHOLDER RETURN

The following graph sets forth the five year cumulative total shareholder return on the Company’s shares as compared to the cumulative total return for the same period of the S&P 500 Index and the Company’s Peer Group. The Peer Group consists of The Fleming Company, Inc. and Nash Finch Company. For fiscal year 2001 the Peer Group consisted of Roundy’s, Inc., a retailer-owned wholesale grocery distributor and retailer. In 2002 Roundy’s was acquired in a going private transaction and per share book value is no longer publicly available. The Company has selected publicly held wholesale grocers as peer issuers for fiscal 2002. The Company’s shares are purchased and sold based on the book value of such shares as of specified dates. Since the value of the Company shares in the graph is based solely on changes in the book value of such shares while the graph values for S&P 500 Companies and the Peer Group companies are determined through public market trading activity, which typically establishes value by way of factors other than or in addition to book value, the Company believes that the graph comparison is not on a comparable basis and is not meaningful.

Comparison of Five Year* Cumulative Total Return** Among Unified Western Grocers, Inc.,
S&P 500 Index, and Peer Group

*	Fiscal years ended August 28, 1998, August 29, 1999, September 30, 2000, September 29, 2001 and September 28, 2002.
**	Total return assumes reinvestment of dividends

Item 12.    SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

PRINCIPAL STOCKHOLDERS

As of January 15, 2003, no person was known by the Company to own beneficially more than five percent (5%) of the outstanding Class A Shares or Class B Shares of the Company.

SECURITY OWNERSHIP OF MANAGEMENT

The following table sets forth the beneficial ownership of the Company’s Class A Shares and Class B Shares, as of January 15, 2003, by each director and Shareholder-Related Director nominee, and their affiliated companies, and by all directors and their affiliated companies, as a group. No nominee who is not a Shareholder-Related Director and no officer of the Company owns shares of any class of the Company’s stock. A Shareholder-Related Director is a director who is a shareholder, partner, or member of a member-patron limited liability company, respectively, or an employee of a member-patron.

	Shares Owned

	Class A Shares		Class B Shares

Name and Affiliated Company	No. Shares	% of Total Outstanding	No. Shares	% of Total Outstanding

Louis A. Amen	100	0.14%	10,435	2.18%
Super A Foods, Inc.
David M. Bennett	100	0.14%	2,644	0.55%
Mollie Stone’s Markets
John Berberian	100	0.14%	8,686	1.81%
Berberian Enterprises, Inc.
Edmund Kevin Davis	100	0.14%	751	0.16%
Bristol Farms Markets
James F. Glassel	100	0.14%	195	0.04%
Pokerville Select Markets
Darioush Khaledi(1)	100	0.14%	17,134	3.58%
K.V. Mart Co.
Mark Kidd	100	0.14%	2,289	0.48%
Mar-Val Food Stores, Inc.
Jay McCormack(2)	300	0.42%	1,954	0.41%
Douglas A. Nidiffer(1)	100	0.14%	17,438	3.64%
C&K Market, Inc.
Morrie Notrica	100	0.14%	8,582	1.79%
Joe Notrica, Inc.
Peter J. O’Neal	100	0.14%	181	0.04%
White Salmon Foods, Inc. and Estacada Foods, Inc.
Michael A. Provenzano, Jr.	100	0.14%	4,464	0.93%
Pro & Son’s, Inc.
Gordon E. Smith	100	0.14%	297	0.06%
Marlea Foods, Inc., operating Vernonia Sentry Market
Mimi R. Song(1)	100	0.14%	21,166	4.42%
Super Center Concepts, Inc.
Robert E. Stiles(3)	100	0.14%	8,855	1.85%
Gelson’s Markets
Kenneth Ray Tucker	100	0.14%	47	0.01%
Evergreen Markets, Inc.
Richard L. Wright	100	0.14%	2,813	0.59%
Wright’s Foodliner, Inc.

All Shareholder-Related Directors and their affiliated companies as a group	2,000	2.82%	107,931	22.54%

(1)	Elected by Class B Shareholders.
(2)	Mr. McCormack is affiliated with Glen Avon Foods, Inc., which owns 100 Class A Shares (0.14% of the outstanding class of shares) and 465 Class B Shares (0.10% of the outstanding class of shares),

Yucaipa Trading Co., Inc., which owns 100 Class A Shares (0.14% of the outstanding class of shares) and 735 Class B Shares (0.15% of the outstanding class of shares) and Alamo Foods, Inc., which owns 100 Class A Shares (0.14% of the outstanding class of shares) and 754 Class B Shares (0.16% of the outstanding class of shares).

(3)	Shares owned by Arden-Mayfair, Inc., parent corporation of Gelson’s Markets. Mr. Stiles disclaims beneficial ownership of these shares.

Item 13.    CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

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

A brief description of related party transactions with members affiliated with directors of the Company follows (amounts in thousands):

Loans and Loan Guarantees

Unified provides loan financing to its member-patrons. The Company had the following loans outstanding at December 28, 2002 to members affiliated with directors of the Company:

Director	Aggregate Loan Balance at December 28, 2002	Maturity Date

Darioush Khaledi	$7,160	2004-2005
David Bennett	2,000	2003
Doug Nidiffer	658	2009
Jay McCormack	496	2003-2006
Michael A. Provenzano	1,998	2008
Mimi R. Song	540	2003

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

On July 5, 2000, the Company loaned $3 million to 1999 Lawndale Associates LLC (“Lawndale”), of which director Darioush Khaledi is an affiliate. This loan was repaid in full in August 2002.

In December 2002, Grocers Capital Company (“GCC”), a subsidiary of the Company, loaned approximately $2.0 million to an entity affiliated with director Michael A. Provenzano, Jr. to finance equipment and leasehold improvements for store expansion purposes. The note is due in December 2007 and bears interest at prime plus 2%. Interest payments are required monthly and the principal is due at maturity.

The Company provides loan guarantees to its members. The Company has guaranteed 22% of the principal amount of a third party loan to C&K Market, Inc. (“C&K”), of which director Douglas A. Nidiffer is a shareholder, director and officer. The original amount of this guarantee was $0.4 million. At December 28, 2002, the principal amount of this guarantee was $0.3 million.

GCC has guaranteed 10% of the principal amount of certain third-party loans to KV and KV Property Company of which director Darioush Khaledi is an affiliate. The maximum amount of this guarantee is $0.7 million. At December 28, 2002, the principal amount of this guarantee was $0.2 million.

GCC has guaranteed 10% of the principal amount of certain third-party loans to companies owned by director Michael A. Provenzano, Jr. The maximum amount of this guarantee is $0.6 million. At December 28, 2002, the guaranteed loan amounts totaled $0.4 million.

Lease Guarantees and Subleases

The Company provides lease guarantees and subleases to its member-patrons. The Company has executed lease guarantees or subleases to members affiliated with directors of the Company at December 28, 2002 as follows:

Director	No. of Stores	Total Current Annual Rent	Total Guaranteed Rent	Expiration Date(s)

Darioush Khaledi	4	$1,306	$5,368	2004-2011
Douglas A. Nidiffer	3	446	2,269	2006-2010
Mimi R. Song	2	630	11,945	2020-2023
Michael A. Provenzano	2	351	4,898	2016-2017
John Berberian	2	310	1,367	2006-2007
Richard L. Wright	1	264	1,176	2007
David Bennett	1	193	305	2004
Mark Kidd	1	121	716	2008

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

Supply Agreements

During the course of its business, the Company enters into individually negotiated supply agreements with members of the Company. These agreements require the member to purchase certain agreed amounts of its merchandise requirements from the Company and obligate the Company to supply such merchandise under agreed terms and conditions relating to such matters as pricing and delivery. The Company has executed supply agreements affiliated with directors of the Company at December 28, 2002 as follows:

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

The Company is a member of RAF Limited Liability Company (“RAF”). The only other member was Wright’s Foodliner, Inc., an entity controlled by director Richard L. Wright. Wright’s Foodliner, Inc. was the managing member of RAF. In October 1999, the store was closed and the parties began the process of liquidating RAF in accordance with the terms of the limited liability company operating agreement. Pursuant to that agreement, the Company was obligated to fund a payment to Wright’s Foodliner, Inc. of approximately $0.4 million. The Company and Wright resolved issues relating to the liquidation and Unified agreed to credit Wright’s RAF capital account for $0.1 million in fiscal 2000 and Wright’s Foodliner, Inc. provided Unified with releases. In fiscal 2002, the liquidation process was finalized with Unified receiving $0.2 million in liquidation value. The parties are in the process of dissolving RAF.

Transactions with Executive Officers

On October 1, 1999, to facilitate Executive Vice President Charles J. Pilliters’ relocation to Southern California, the Company loaned to Mr. Pilliter $0.1 million, pursuant to a four year note secured by a deed of trust, with interest at a rate of 7% per annum, interest only payable in arrears on January 15, 2000, January 15, 2001, January 15, 2002, January 1, 2003, and on maturity. Mr. Pilliter resigned from the Company effective August 30, 2002 and the note was repaid subsequent to the fiscal year ended September 28, 2002.

In December 2000, to facilitate Senior Vice President Daniel J. Murphy’s relocation to Southern California, the Company loaned to Mr. Murphy, pursuant to a note, $0.1 million with interest at 7.0% per annum.

SIGNATURE

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this amendment to be signed on its behalf by the undersigned, thereunto duly authorized.

UNIFIED WESTERN GROCERS, INC.

	By	/s/ ROBERT M. LING, JR.
January 27, 2003		Robert M. Ling, Jr.
Executive Vice President, General Counsel and Secretary

Chief Executive Officer Certification

I, Alfred A. Plamann, President and Chief Executive Officer of Unified Western Grocers, Inc., certify that:

1.	I have reviewed this Annual Report on Form 10-K/A of Unified Western Grocers, Inc.; and

2.
Based on my knowledge, this Annual Report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this Annual Report.

Dated:    January 27, 2003

By:	/s/ ALFRED A. PLAMANN
Alfred A. Plamann President and Chief Executive Officer (principal executive officer)

Chief Financial Officer Certification

I, Richard J. Martin, Executive Vice President, Finance and Administration and Chief Financial Officer of Unified Western Grocers, Inc., certify that:

1.	I have reviewed this Annual Report on Form 10-K/A of Unified Western Grocers, Inc.; and

2.
Based on my knowledge, this Annual Report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this Annual Report.

Dated:    January 27, 2003

By:	/s/ RICHARD J. MARTIN
Richard J. Martin Executive Vice President, Finance and Administration and Chief Financial Officer (principal financial and accounting officer)