Form 10-Q
period 2002-12-28
UNIFIED WESTERN GROCERS INC
filed 2003-02-11
CIK 320431

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

[X] Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the quarterly period ended December 28, 2002

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

PART I.    FINANCIAL INFORMATION

Item 1.    FINANCIAL STATEMENTS

Unified Western Grocers, Inc. and Subsidiaries

Consolidated Balance Sheets—Unaudited

(dollars in thousands)

	September 28, 2002	December 28, 2002

Assets

Current Assets:
Cash and cash equivalents	$9,957	$18,611
Accounts and notes receivable, net of allowances of $0.4 million at December 28, 2002	190,397	170,433
Inventories	202,190	183,418
Prepaid expenses	6,524	6,253
Deferred taxes	11,649	11,649

Total current assets	420,717	390,364
Properties, net	193,190	194,368
Investments	53,531	47,744
Notes receivable, net of allowances of $0.4 million at December 28, 2002	23,696	21,734
Goodwill	30,149	30,149
Other assets, net	53,157	50,905

Total Assets	$774,440	$735,264

Liabilities and Shareholders’ Equity

Current Liabilities:
Accounts payable	$146,342	$130,439
Accrued liabilities	91,798	85,878
Current portion of notes payable	18,058	14,436
Patrons’ excess deposits and declared patronage dividends	17,472	15,601
Net current liabilities of discontinued operations	3,069	3,893

Total current liabilities	276,739	250,247
Notes payable, due after one year	287,780	274,625
Long-term liabilities, other	105,048	101,954
Net liabilities of discontinued operations	1,242	2,296
Commitments and contingencies
Patrons’ deposits and certificates:
Patrons’ required deposits	13,261	14,284
Subordinated patronage dividend certificates	3,338	3,338

Shareholders’ equity:
Class A Shares: 500,000 shares authorized, 71,125 and 70,925 outstanding at September 28, 2002 and December 28, 2002, respectively	10,771	10,736
Class B Shares: 2,000,000 shares authorized, 478,909 outstanding at September 28, 2002 and December 28, 2002, respectively	76,261	76,261
Retained earnings after elimination of accumulated deficit of $26,976 effective September 28, 2002	—	1,298
Accumulated other comprehensive income	—	225

Total shareholders’ equity	87,032	88,520

Total Liabilities and Shareholders’ Equity	$774,440	$735,264

The accompanying notes are an integral part of these statements.

Unified Western Grocers, Inc. and Subsidiaries

Consolidated Statements of (Loss) Earnings and Comprehensive (Loss) Earnings—Unaudited

(dollars in thousands)

	Thirteen Weeks Ended

	December 29, 2001	December 28, 2002

Net sales	$705,497	$709,107
Cost of sales	634,060	636,025
Distribution, selling and administrative expenses	61,255	60,996

Operating income	10,182	12,086
Interest expense	(5,771)	(5,941)

Earnings from continuing operations before estimated patronage dividends and income taxes	4,411	6,145
Estimated patronage dividends	(2,867)	(3,960)

Earnings from continuing operations before income taxes	1,544	2,185
Income taxes	(618)	(887)

Earnings from continuing operations	926	1,298
Loss from discontinued operations, net of income tax benefits of $0.6 million at December 29, 2001	(2,904)	—

Net (loss) earnings	(1,978)	1,298

Other comprehensive (loss) earnings, net of income taxes:
Unrealized gain on valuation of interest rate collar	18	210
Unrealized holding (loss) gain	(196)	15

Comprehensive (loss) earnings	$(2,156)	$1,523

The accompanying notes are an integral part of these statements.

Unified Western Grocers, Inc. and Subsidiaries

Consolidated Statements of Cash Flows—Unaudited

(dollars in thousands)

	Thirteen Weeks Ended

	December 29, 2001	December 28, 2002

Cash flows from operating activities:
Net earnings (loss)	(1,978)	1,298
Less: Loss from discontinued operations	(2,904)	—

Earnings from continuing operations	926	1,298
Adjustments to reconcile net earnings (loss) to net cash (utilized) provided by operating activities:
Depreciation and amortization	5,827	6,298
Provision for allowance for doubtful accounts	204	770
Deferred taxes	618	887
(Gain) loss on sale of properties	(23)	(309)
Purchases of trading securities	(1,598)	(87)
Proceeds from maturities or sales of trading securities	474	4,353
(Increase) decrease in assets:
Accounts and notes receivable, net	18,402	19,986
Inventories	8,480	18,772
Prepaid expenses	892	271
Pension plan assets	(50)	—
Increase (decrease) in liabilities:
Accounts payable	(31,265)	(15,903)
Accrued liabilities	(6,331)	(5,920)
Long-term liabilities, other	1,642	(3,981)

Net cash (utilized) provided by operating activities	(1,802)	26,435

Cash flows from investing activities:
Purchase of properties	(2,554)	(1,081)
Purchases of securities and other investments	(6,532)	(2,517)
Proceeds from maturities or sales of securities and other investments	1,290	4,263
(Increase) decrease in notes receivable	(1,034)	1,612
Proceeds from sales of properties	23	15
(Increase) decrease in other assets	(5,392)	1,072

Net cash (utilized) provided by investing activities	(14,199)	3,364

Cash flows from financing activities:
Additions to long-term notes payable	21,386	2,500
Reduction of long-term notes payable	(1,787)	(15,307)
Reduction of short-term notes payable	(2,103)	(7,654)
Payment of deferred financing fees	(459)	(1,195)
Patron’s excess deposits and declared patronage dividends	456	(3)
Redemption of patronage dividend certificates	(2,262)	(1,868)
Increase (decrease) in members’ required deposits	2,245	546

Net cash provided (utilized) by financing activities	17,476	(22,981)

Net increase in cash and cash equivalents from continuing operations	1,475	6,818
Net cash (utilized) provided by discontinued operations	(2,717)	1,836
Cash and cash equivalents at beginning of period	12,278	9,957

Cash and cash equivalents at end of period	11,036	18,611

The accompanying notes are an integral part of these statements.

Unified Western Grocers, Inc. and Subsidiaries

Consolidated Statements of Cash Flows—Continued

(dollars in thousands)

	December 29, 2001	December 28, 2002

Supplemental disclosure of cash flow information:
Cash paid during the year for:
Interest	$6,364	$6,496
Income taxes	$0	$0

Noncash Transactions

A capital lease obligation of $3,599 was incurred when the Company entered into a lease for warehouse equipment during the quarter ended December 28, 2002.

Unified Western Grocers, Inc. and Subsidiaries

Notes To Consolidated Financial Statements

1.    Basis of Presentation

The consolidated condensed financial statements include the accounts of Unified Western Grocers, Inc. and all of its subsidiaries (the “Company” or “Unified”). Inter-company transactions and accounts with subsidiaries have been eliminated. The interim financial statements included herein have been prepared by the Company without audit, pursuant to the rules and regulations promulgated by the Securities and Exchange Commission (the “Commission”). Certain information and footnote disclosures normally included in the financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been omitted pursuant to Commission rules and regulations; nevertheless, management believes that the disclosures are adequate to make the information presented not misleading. These consolidated condensed financial statements should be read in conjunction with the audited financial statements and notes thereto included in the Company’s latest annual report filed on Form 10-K and Form 10-K/A. The results of operations for the interim periods are not necessarily indicative of the results for the full year.

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

2.    Discontinued Operations

On September 25, 2002, the Company’s Board of Directors approved a plan to exit the Company’s retail operations. The plan of disposition included the closure of three retail stores prior to September 28, 2002 with the remaining nine stores being sold or closed in fiscal 2003. As a result, the Company has reclassified its consolidated financial statements to reflect the exit of its retail operations and to segregate the revenues, costs and expenses, assets and liabilities and cash flows of this business. The net operating results, net liabilities and net cash flows of the retail operations have been reported as “discontinued operations” in the accompanying financial statements. For the quarter ended December 28, 2002, four stores were closed and the Company continued to operate five stores pending their closure or sale.

Revenues from discontinued operations were $37.0 million and $21.3 million for the quarter ended December 29, 2001 and December 28, 2002, respectively. Net losses from discontinued operations were approximately $2.9 million and $3.1 million for the quarter ended December 29, 2001 and December 28, 2002, respectively.

Certain of the liabilities established in connection with the discontinued operations such as lease reserves and settlements and contract terminations will be resolved in future years. As of December 28, 2002, the provisions established for these matters are considered adequate. The amount of such estimated reserves and current period charges against the reserves are presented below.

Unified Western Grocers, Inc. and Subsidiaries

Notes to Consolidated Financial Statements—(Continued)

Amounts in thousands

	Operating Losses	Lease Termination Costs	Employee Termination and Other Closing Costs	Total

September 28, 2002	$(6,889)	$(5,668)	$(2,897)	$(15,454)
Charges to reserve	2,044	630	377	3,051

December 28, 2002	$(4,845)	$(5,038)	$(2,520)	$(12,403)

3.    Quasi-Reorganization

Concurrent with the decision to dispose of its retail operations as discussed in Note 2, the Company’s Board of Directors adopted a resolution approving the implementation of a quasi-reorganization for financial reporting purposes effective September 28, 2002. A quasi-reorganization is an accounting procedure that eliminates an accumulated deficit in retained earnings and involves adjusting the Company’s assets and liabilities to their fair values. Any remaining deficit in retained earnings is then eliminated by a transfer from additional paid-in capital and capital stock, if necessary, giving the Company a “fresh start” with a zero balance in retained earnings. The quasi-reorganization process resulted in the restatement of assets and liabilities of the Company to fair value at September 28, 2002 and the elimination of the Company’s accumulated deficit by a reduction of $18.1 million against additional paid-in capital, $1.1 million against Class A Shares and $7.7 million against Class B Shares. The quasi-reorganization adjustments did not result in a net write-up of net assets.

A summary of the consolidated accumulated deficit and the effects of the quasi-reorganization on the accumulated deficit follows:

Amounts in thousands

Accumulated deficit at September 28, 2002 prior to disposal of retail operations and quasi-reorganization	$(21,868)
Retail disposal costs charged to earnings, net of taxes
Write down of retail assets to fair value	(10,515)
Goodwill write off	(21,142)
Other exit costs, including loss on discontinued operations	(3,787)

Total retail disposal costs charged to earnings	(35,444)
Accumulated deficit in retained earnings before quasi-reorganization adjustments	(57,312)
Fair value adjustments, net of taxes
Property	54,325
Pension and post retirement benefits	(16,493)
Elimination of accumulated other comprehensive income	(7,858)
Other fair value adjustments	362

Total fair value adjustments	30,336
Accumulated deficit at September 28, 2002	(26,976)
Transfer from additional paid in capital	18,095
Transfer from Class A Shares	1,148
Transfer from Class B Shares	7,733

Retained earnings balance at September 28, 2002, after disposal of retail operations and quasi-reorganization	$—

Unified Western Grocers, Inc. and Subsidiaries

Notes to Consolidated Financial Statements—(Continued)

4.    Acquisitions

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

Amounts in thousands

Balance at September 28, 2002	$(3,362)
Charges to the reserve	85

Balance at December 28, 2002	$(3,277)

5.    Segment Information

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

Based on the information monitored by the Company’s chief operating decision makers to manage the business, the Company has identified one reportable segment:

•	Wholesale distribution includes the results of operations from the sale of food and general merchandise items to independent supermarket operators, both members and non-members.

•	The “all other” category includes the aggregation of finance, insurance and other services provided to a common customer base, none of which individually meets the quantitative thresholds of a reportable segment.

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

Amounts in thousands

	Thirteen Weeks Ended

	December 29, 2001	December 28, 2002

Net sales
Wholesale distribution	$721,989	$711,062
All other	10,716	11,369
Intersegment elimination	(27,208)	(13,324)

Total net sales	$705,497	$709,107

Operating income
Wholesale distribution	$9,526	$10,967
All other	656	1,119

Total operating income	$10,182	$12,086

Interest expense	(5,771)	(5,941)
Estimated patronage dividends	(2,867)	(3,960)
Income taxes	(618)	(887)

Earnings from continuing operations	926	1,298
Loss from discontinued operations, net of income taxes	(2,904)	—

Net (loss) earnings	$(1,978)	$1,298

Depreciation and amortization
Wholesale distribution	$5,708	$6,160
Discontinued operations	555	—
All other	119	138

Total depreciation and amortization	$6,382	$6,298

Capital expenditures
Wholesale distribution	$2,460	$4,644
Discontinued operations	1,653	—
All other	94	36

Total capital expenditures	$4,207	$4,680

Identifiable assets
Wholesale distribution	$603,049	$632,525
Discontinued operations	39,136	—
All other	103,910	102,739

Total identifiable assets	$746,095	$735,264

Unified Western Grocers, Inc. and Subsidiaries

Notes to Consolidated Financial Statements—(Continued)

6.    Contingencies

During the 2002 period, the Company became involved in litigation in the state of Hawaii stemming from the Company’s 1996 sale of a subsidiary to a private investor, events subsequent to the sale, and the subsequent bankruptcy and liquidation of such business. In re: Hawaiian Grocery Stores, Ltd; and Mark J.C. Yee vs. Unified Western Grocers, Inc., Certified Grocers of California, Ltd., and Grocers Specialty Company, and KPMG, was filed December 14, 2001. In this case, the Trustee for the bankruptcy estate, who is the plaintiff in the matter, has asserted preference claims against Certified Grocers of California, Ltd. (“Certified”), the predecessor of Unified, based on alleged insider relationship, fraudulent transfer claims against Certified and Grocers Specialty Company, fraud claims against Certified, Grocers Specialty Company and other unnamed parties, and contract and tort claims against KPMG. In its prayer for relief, the plaintiff seeks judgment against the defendants for $13.5 million, plus interest, punitive damages of $10 million and other unspecified damages. The Trustee also filed a complaint in the Hawaii Circuit Court, First Circuit, entitled Mark J.C. Yee, Trustee for the Bankruptcy Estate of Hawaiian Grocery Stores, Ltd., vs. Unified Western Grocers, Inc., Certified Grocers of California, Ltd., Grocers Specialty Company, RHL, Inc., Alfred A. Plamann, Charles Pilliter, Daniel T. Bane, Robert M. Ling, David A. Woodward, Richard H. Loeffler, Fletcher Robbe, Goodsill Anderson Quinn and Stifel, and Does 1-10 on May 17, 2002. This action, which generally arises out of the same transactions that are the subject of the Federal District Court proceeding referenced above, asserts breach of fiduciary duties by the officers and directors of Hawaiian Grocery Stores, Ltd. (“HGS”), the controlling shareholder of HGS (Grocery Specialty Company) and the controlling shareholder’s parent corporation (Certified), and breach of fiduciary duties by defendants Goodsill, Loeffler, RHL, Inc., and Robbe. Current and former officers of the Company were officers or directors of HGS during certain periods and a subsidiary of the Company was a shareholder of HGS during certain periods. The complaint seeks compensatory damages of approximately $13.5 million, plus interest, punitive damages of $10.0 million and other unspecified damages. All of the above referenced matters have now been consolidated in a proceeding in the Federal District Court for the District of Hawaii. These proceedings are in their very early stages and the Company intends to vigorously defend this litigation.

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

7.    Contractual Obligations

At December 28, 2002, the Company was contingently liable with respect to 18 lease guarantees for certain member-patrons. The commitments have expiration dates through 2017. The Company believes the locations underlying these leases are marketable and, accordingly, would be able to recover a substantial portion of the guaranteed amounts in the event the Company is required to satisfy its obligations under the guarantees. In certain circumstances, Unified also guarantees third-party loans issued to its member-patrons and provides stand by letters of credit to certain vendors. The Company’s guarantee of certain loans, leases and stand by letters of credit are summarized in the table below.

Amounts in thousands

Remaining Terms	Guaranteed Leases	Guaranteed Loans	Stand By Letters of Credit	Total

1—3 years	$16,410	$715	$7,673	$24,798
3—5 years	9,341	237	—	9,578
More than 5 years	25,019	300	—	25,319

	$50,770	$1,252	$7,673	$59,695

8.    New Accounting Pronouncements

As a result of the Company’s implementation of a quasi-reorganization as of September 28, 2002 (See Note 3), the Company was required to early adopt all accounting standards with effective dates within one year of the quasi-reorganization implementation including Statement of Financial Accounting Standards (“SFAS”) No. 142, “Goodwill and Other Intangible Assets” (“SFAS No. 142”), SFAS No. 143, “Accounting for Asset Retirement Obligations” (“SFAS No. 143”), SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets” (“SFAS No. 144”), SFAS No. 145, “Rescission of FASB Statements No. 4, 44, and 64, Amendment of FASB Statement No. 13, and Technical Corrections” (“SFAS No. 145”) and SFAS No. 146, “Accounting for Costs Associated with Exit or Disposal Activities” (“SFAS No. 146”).

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

Unified Western Grocers, Inc. and Subsidiaries

Notes to Consolidated Financial Statements—(Continued)

The following table sets forth the reconciliation of net earnings and as adjusted for the non-amortization provisions of SFAS No. 142:

Amounts in thousands

	Thirteen Weeks Ended

	December 29, 2001	December 28, 2002

Reported net (loss) earnings	$(1,978)	$1,298
Add: goodwill amortization, net of taxes	390	—

Adjusted net (loss) earnings	$(1,588)	$1,298

The adoption of the remaining pronouncements did not have a significant impact on the Company’s consolidated financial statements.

In November 2002, the Financial Accounting Standard Board (“FASB”) issued FASB Interpretation No. 45, “Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others”, which elaborates on required disclosures by a guarantor in its financial statements about obligations under certain guarantees that it has issued and clarifies the need for a guarantor to recognize, at the inception of certain guarantees, a liability for the fair value of the obligation undertaken in issuing the guarantee. The Company is reviewing the provisions of this Interpretation relating to initial recognition and measurement of guarantor liabilities, which are effective for qualifying guarantees entered into or modified after January 1, 2003. The disclosure requirements of the Interpretation, which are effective for the quarter ended December 28, 2002, are included in Note 7.

In January 2003, the FASB issued FASB Interpretation No. 46, “Consolidation of Variable Interest Entities”, which addresses consolidation by a business of variable interest entities in which it is the primary beneficiary. The Interpretation is effective immediately for certain disclosure requirements and variable interest entities created after January 31, 2003, and for the quarter ended September 27, 2003 for all other variable interest entities. The Company is reviewing the provisions of this Interpretation but does not expect it to have a material impact on the Company’s financial statements.

Forward-Looking Information

This document and the documents of Unified may contain “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995. These statements relate to expectations concerning matters that (a) are not historical facts, (b) predict or forecast future events or results, or (c) embody assumptions that may prove to have been inaccurate, including Unified’s assessment of the probability and materiality of losses associated with litigation and other contingent liabilities; and Unified’s expectations regarding the adequacy of capital and liquidity. Also, when we use words such as “believes,” “expects,” “anticipates” or similar expressions, we are making forward-looking statements. Although Unified believes that the expectations reflected in such forward-looking statements are reasonable, we cannot give you any assurance that such expectations will prove correct. Important factors that could cause actual results to differ materially from such expectations include the adverse effects of the changing industry environment and increased competition; sales decline and loss of customers; exposure to the uncertainties of litigation and other contingent liabilities; the ability of Unified to close and sell its discontinued operations within the parameters of the estimates made with respect to the closure or sale; the inability of the Company to maintain its operating performance and equity base in order to meet financial covenants applicable to future periods; and the increased credit risk to Unified caused by the ability of former United members to establish their required minimum deposits over time through use of patronage dividends to purchase Class B Shares if such members default on their obligations to Unified prior to their deposit requirements being met and the existing deposit proves inadequate to cover such members’ obligation. Important factors that could cause actual results to differ materially from the Company’s expectations also include the factors discussed under the caption “Additional Discussion and Analysis” within Management’s Discussion and Analysis of

Financial Condition and Results of Operations. All forward-looking statements attributable to Unified are expressly qualified in their entirety by the factors that may cause actual results to differ materially from anticipated results.

Availability of SEC Filings

Unified makes available, free of charge, through its website (www.uwgrocers.com) its Forms 10-K, 10-Q and 8-K, as well as its registration statements, as soon as reasonably practicable after those reports are electronically filed with the Securities and Exchange Commission. These documents are also available through the Securities and Exchange Commission website (www.sec.gov).

Item 2.    MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Liquidity and Capital Resources

Cash Flow

Unified relies primarily upon its cash flow from operations, patron deposits, shareholdings and borrowings from the Company’s credit facilities to fund its daily operations. The Company believes that both cash flow from its operations and available credit lines will be sufficient to meet operating needs and capital spending requirements for the fiscal 2003 period. Overall, net cash from continuing operations increased by $6.8 million for the thirteen week period ending December 28, 2002 (the “2003 period”) compared to an increase of $1.5 million for the thirteen week period ending December 29, 2001 (the “2002 period”). The increase in net cash from continuing operations for the 2003 period consisted of cash provided from operating activities of $26.4 million offset by amounts utilized in financing activities of $23.0 million. Cash utilized by discontinued operations in the 2002 period related to the Company’s retail operations (See Note 2). Working capital was $144.0 million and $140.1 million and the current ratio was 1.5 and 1.6 at September 28, 2002 and December 28, 2002, respectively. Working capital varies primarily as a result of seasonal inventory requirements.

Operating Activities:    Net cash provided by operating activities increased by $28.2 million to $26.4 million for the 2003 period compared to $1.8 million utilized for the 2002 period. The improvement in operating cash was primarily attributable to a $1.1 million improvement in operational earnings before taxes, depreciation and amortization expense in fiscal 2003, as well as reductions in overall inventory levels of $10.3 million and improved collection of accounts receivable of $1.6 million. Operating cash also improved due to lower cash utilization for accounts payable of $15.4 million. The increase in operating cash was partially offset by a decrease in long-term liabilities of $5.6 million.

Investing Activities:    Net cash provided by investing activities was approximately $3.4 million for the 2003 period compared to $14.2 million utilized for the 2002 period. The increase in cash provided of $17.6 million is due primarily to reduced investing activities of $7.0 million resulting from the investment transactions of the Company’s insurance subsidiaries. This activity consists of securities purchased to replace maturing investments in the portfolio. Capital expenditures for computer and warehouse equipment were $1.5 million less in the 2003 period compared to the 2002 period. In addition, paydown of the Company’s long-term notes receivable provided $2.6 million in cash.

Financing Activities:    Net cash utilized by financing activities was approximately $23.0 million for the 2003 period compared to $17.5 million provided for the 2002 period. The decrease in cash from financing activities reflects improvements in cash provided by operating activities of $28.2 million and the $17.6 million decrease in cash utilized by investing activities as discussed above.

Pension Plans

The Company maintains a qualified defined benefit pension plan (the “Qualified Plan”), which covers substantially all non-union employees, as well as an unfunded executive pension plan.

As a result of general declines in the financial markets, the value of Qualified Plan assets decreased from $66.3 million at September 29, 2001 to $52.2 million at September 28, 2002. The Qualified Plan was overfunded by $7.6 million at September 29, 2001 and was underfunded by $(23.6) million at September 28, 2002. In connection with the quasi-reorganization (See Note 3), the Company was required to remeasure and record the Company’s pension obligations at fair value as of September 28, 2002. The remeasurement increased the Company’s pension obligation by $19.7 million to $23.6 million. As part of the remeasurement, the Company recorded previously unrecognized actuarial losses and prior service costs. At December 28, 2002, the value of Qualified Plan assets was $53.8 million.

The Company’s pension expense is calculated based upon a number of actuarial assumptions, including an expected long-term rate of return on Qualified Plan assets of 9.0%. In developing the long-term rate of return assumption, the Company evaluated historical asset class returns based on broad equity and bond indices. The Company anticipates that the Company’s investment managers will continue to generate long-term returns of at least 9.0%. The expected long-term rate of return on Qualified Plan assets assumes an asset allocation of approximately 60% equity and 40% fixed income financial instruments. The Company regularly reviews the asset allocation and periodically rebalances the investment mix to achieve certain investment goals when considered appropriate. Despite the recent decline in the equity markets, the Company believes that 9.0% is a reasonable long-term rate of return on Qualified Plan assets. Actuarial assumptions, including the expected rate of return, are reviewed at least annually, and are adjusted as necessary. Lowering the expected long-term rate of return on our Qualified Plan assets by 0.5% (from 9.0% to 8.5%) would have increased our pension expense for fiscal 2002 by approximately $0.3 million.

The Company bases its determination of pension expense or income on a market-related valuation of assets equal to the fair value of assets. In connection with the quasi-reorganization, the Company was required to remeasure and record the Company’s pension obligations at fair value as of September 28, 2002, the effective date of the quasi-reorganization. As part of the remeasurement, the Company recorded previously unrecognized actuarial losses and prior service costs.

The discount rate that was utilized for determining future pension obligations is based on a review of long-term bonds that receive one of the two highest ratings given by a recognized rating agency. As a result of the general decline in interest rates, the discount rate was reduced from 7.50% at June 29, 2001 to 6.75% at September 28, 2002. Due to the effect of unrecognized actuarial losses and the expected long-term rate of return on Qualified Plan assets of 9.0%, a discount rate of 6.75% and certain other assumptions, the Company estimates that pension expense for fiscal 2003 will be approximately $3.4 million. Future pension expense will be effected by future investment performance, discount rates and other variables such as demographics relating to plan participants. Decreasing both the discount rate and the salary increase assumptions by 0.5% would have increased our pension expense for fiscal 2002 by approximately $0.1 million.

Outstanding Debt and Other Financing Arrangements

At December 28, 2002, the Company had a $200 million secured revolving credit facility (“Revolving Credit Agreement”) with a group of banks. The revolving credit agreement expires on October 1, 2004 and bears interest at either LIBOR plus an applicable margin (2.00% to 3.00%) based on the ratio of funded debt to operating cash flow or the lender’s base rate plus 0.75%. The revolving credit facility permits advances of up to 85% of eligible accounts receivable and 65% of eligible inventories. The Company had $156.0 million and $142.6 million outstanding at September 28, 2002 and December 28, 2002, respectively.

The Company also had $68.0 million and $41.4 million outstanding in senior secured notes to certain insurance companies and pension funds under a note purchase agreement dated September 29, 1999 (as amended, the “Senior Note Agreement”) at September 28, 2002. The Company had $66.8 million and $41.4 million outstanding at December 28, 2002.

In December 2002, the Senior Note Agreement was amended to modify the tangible net worth and leverage ratio covenant set forth therein.

Unified entered into a five-year interest rate collar agreement in February 1999 in relation to approximately $50 million of borrowings on its variable rate revolving credit. The collar agreement was put in place without incurring a fee. The collar agreement is structured such that Unified pays a variable rate of interest between 6% (cap rate) and 4.94% (floor rate) based on a notional amount of $50 million. The weighted average interest rate, prior to lender’s margin, on borrowings on the revolving credit was 1.86% at September 28, 2002 and 4.25% at December 28, 2002. The increase in the weighted average interest rate reflects the change in the composition of the Company’s outstanding debt from LIBOR to the lender’s base rate loans at December 28, 2002.

A $10.0 million credit agreement is collateralized by Grocers Capital Company’s (“GCC”) member loan receivables. GCC is a wholly owned subsidiary of Unified. The primary function of GCC is to provide loan financing to the Company’s member-patrons. The funding for loans made by GCC is provided by GCC’s cash reserves as well as the $10.0 million credit agreement. The credit agreement as amended and restated has a maturity date of October 31, 2004. Amounts advanced under the credit agreement bear interest at prime (4.25% at December 28, 2002) or Eurodollar (1.40% at December 28, 2002) plus 2.50%. The outstanding balance was $4.5 million and $7.0 million at September 28, 2002 and December 28, 2002, respectively. The unused portion of this credit line is subject to a commitment fee of 0.125%.

Member loan receivables are periodically sold by GCC to a bank through a loan purchase agreement. This loan purchase agreement, as amended and restated, extends through October 31, 2004. Total loan purchases under the agreement are limited to a total aggregate principal amount outstanding of $70 million. GCC entered into an additional loan purchase agreement with a different bank in January 1999. This additional loan purchase agreement can be terminated upon thirty days prior written notice. There is no maximum limitation on the loan purchases pursuant to the additional loan purchase agreement. These agreements do not qualify for sale treatment under SFAS No. 140 “Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities”, a replacement of SFAS No. 125 and accordingly the Company accounts for the transfer of these financial assets as a secured borrowing with a pledge of collateral. At September 28, 2002 and December 28, 2002, the aggregate amount of secured borrowings with the banks was $11.5 million and $4.3 million, respectively. The pledged collateral included in notes receivable, current in the accompanying consolidated balance sheets amounted to $6.6 million and $1.2 million and the amounts included in notes receivable, long-term amounted to $4.9 million and $3.1 million as of September 28, 2002 and December 28, 2002, respectively. The notes receivable generally bear interest at rates averaging prime plus 2%, are paid monthly and have maturity dates ranging from 2003 to 2009.

Patronage Dividends

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

Redemption of all capital stock is subject to limitations imposed by the Articles of Incorporation and Bylaws, credit agreements to which the Company is a party, and restrictions imposed by law on the ability of a company to redeem its own shares. As a California corporation, the Company is subject to the provisions of the California General Corporation Law including Section 500 which limits the ability of the Company to make distributions, including distributions to repurchase its own shares and any payments on notes issued to repurchase Unified shares. Section 500 permits such repurchase and note payments only when retained earnings calculated in accordance with generally accepted accounting principles (“GAAP”) equal or exceed the amount of any proposed distribution or an alternative asset/liability ratio test is met. At December 28, 2002, the Company had retained earnings of $1.3 million. Accordingly, the Company is now able to redeem shares pursuant to the limitation of Section 500 and policies established by the Board of Directors and subject to the Company’s credit agreements.

Prior to the fiscal year ended September 28, 2002, Unified had typically distributed at least 20% of the non-dairy patronage dividends in cash and 80% Class B Shares to its member-patrons.

In fiscal 2002, the Board of Directors adopted an equity enhancement plan. Pursuant to that plan, Cooperative Division patronage dividends to member-patrons for fiscal year 2002 were paid in the form of:

•	Class B Shares to the extent there existed any deficiency of a member-patron in meeting the requirements for holding Class B Shares specified in the Bylaws of the Company;

•	Patronage Certificates to the extent of the balance of such patronage dividends for member-patrons. Such Patronage Certificates are to have a term of five years and an interest rate approximating the five year treasury rate as such rate exists at the fiscal year end, such rate to be adjusted annually thereafter to approximate the same benchmark interest rate on each anniversary of the fiscal year end.

The Company authorized the issuance of $3.3 million of Patronage Certificates as a portion of its patronage dividends for fiscal year 2002. These Patronage Certificates are included in subordinated patronage dividend certificates in the consolidated balance sheets.

In December 2002, as an additional part of its fiscal 2003 equity enhancement plan, the Board of Directors authorized submission to the shareholders of a proposal to create a new class of equity, to be denominated “Class E Shares”, by amendment to the Articles of Incorporation. The proposed Class E Shares may be issued as a portion of patronage dividends for the Cooperative Division in 2003 and in future periods, as determined annually at the discretion of the Board of Directors. If authorized, the Class E Shares will have a stated or par value of $100 per share, will be non-voting and will be non-dividend bearing equity securities. Class E Shares will be transferable only with the consent of the Company. Pursuant to the Company’s repurchase policy, Class E Shares cannot be repurchased for ten years from their date of issuance unless approved by the Board of Directors or upon sale or liquidation of the Company. The shares, when redeemed, will be redeemed at issuance value. Thereafter, at the election of a holder of Class E Shares, the shares will be repurchased by the Company subject to applicable restrictions imposed by law, credit agreements, and the Company’s redemption policy. For fiscal 2003, assuming approval by the shareholders of the amendment to the Articles of Incorporation to create Class E Shares, patronage dividends in the Cooperative Division will be payable to member-patrons in the form of:

•	Class B Shares to the extent there exists any deficiency of a member-patron in meeting the requirements for holding Class B Shares specified in the Bylaws of the Company;

•	Class E Shares for the remainder.

Associate-Patrons would be paid patronage dividends in the form of cash or patronage dividend certificates or part in each in a manner to be determined by the Board of Directors.

Dairy patronage dividends have been paid in cash in the periods presented.

Tax Matters

Income taxes are provided using the liability method prescribed by SFAS No. 109, “Accounting for Income Taxes” (“SFAS No. 109”). The Company had net deferred tax assets of $9.4 million and $8.5 million of which $11.6 million are included in deferred income taxes, current and $2.2 million and $3.1 million in long term liabilities on the accompanying consolidated balance sheets as of September 28, 2002 and December 28, 2002, respectively.

A valuation allowance is provided to reduce the deferred tax assets to a level which, more likely than not, will be realized. In accordance with SFAS No. 109 and the accounting for a quasi-reorganization, valuation allowances existing immediately after the quasi-reorganization, if reduced in future periods, are required to be accounted for as an adjustment to additional paid-in capital. In contrast, increases to the valuation allowance in future periods will be accounted for as an adjustment to the tax provision. The remaining balance of the net deferred tax assets should be realized through future operating results and the reversal of taxable temporary differences.

The Company’s effective income tax rate from continuing operations is 40.6% for the fiscal 2003 period compared to 40.0% for fiscal 2002 period. The Company does not expect to pay any income taxes for the fiscal year ended 2003 due to its net operating loss carry forwards.

The Internal Revenue Service (the “IRS”) is currently examining the Company’s consolidated federal income tax returns for the fiscal periods between August 29, 1998 through September 30, 2000. The IRS has proposed adjustments to the federal income tax returns for the corresponding fiscal years that are not significant and will be offset by net operating loss carry-backs.

Results of Operations

The following table sets forth selected financial data of the Company expressed as a percentage of net sales for the periods indicated below:

	Thirteen Weeks

Fiscal Period Ended	December 29, 2001	December 28, 2002

Net sales	100.0%	100.0%
Cost of sales	89.9	89.7
Distribution, selling and administrative expenses	8.7	8.6

Operating income	1.4	1.7
Interest expense	0.8	0.8
Estimated patronage dividends	0.4	0.6
Income taxes	0.1	0.1

Earnings from continuing operations	0.1	0.2
Loss from discontinued operations, net of income taxes	(0.4)	—
Net (loss) earnings	(0.3)	0.2

Thirteen Week Period ended December 28, 2002 (“2003 Period”) compared to the Thirteen Week Period ended December 29, 2001 (“2002 Period”)

The Company has reclassified certain accounts in its consolidated condensed financial statements to reflect the exit of its retail operations and to segregate the related revenues, costs and expenses, assets and liabilities and cash flows. The net operating results, net liabilities and net cash flows of the retail operations have been reported as “Discontinued Operations” for both periods presented.

Net sales.    Net sales from continuing operations were $709.1 million for the 2003 period, an increase of $3.6 million over the 2002 period.

•

Wholesale Distribution Segment:    Wholesale sales were $711.1 million, a decline of $10.9 million over the 2002 period. On September 25, 2002, the Company’s Board of Directors approved a plan to exit the Company’s retail operations. During the 2003 period, the company closed four retail locations, leaving five operating stores open pending their sale or closure. The Company also closed five retail locations during fiscal 2002 subsequent to the thirteen-week period ended December 29, 2001. The reduction in sales to corporate retail locations and other intercompany activities was $13.9 million. The overall sales decline was partially offset due to new store openings that added additional distribution volume. The Company’s members added new stores across all regions of the Company. Distribution volume grew through the addition of 23 stores in southern California, seven stores in northern California, and two stores in the

Pacific Northwest since the 2002 period. New volume from the store openings net of member store closures contributed $3.0 million in net sales for the 2003 period.

•	All Other: Net sales for the Company’s other wholly owned subsidiaries for the 2003 period were comparable to the 2002 period.

Cost of sales.    Cost of sales was $636.0 million and $634.1 million or 89.7% and 89.9% of net sales for the 2003 and 2002 periods, respectively. The Company modified its pricing program in July 2002 to charge its customers in its core product categories based on a cents per case methodology. The sell plan change is intended to maintain the Company’s dollar profit margin on products sold to customers as consumer purchasing patterns change in response to economic and business conditions.

Distribution, selling and administrative.    Distribution, selling and administrative expenses decreased approximately $0.3 million to $61.0 million (8.6% of net sales) in the 2003 period compared to $61.3 million (8.7% of net sales) in the 2002 period.

•	Wholesale Distribution Segment: Expenses of $58.5 million for the 2003 period were $0.3 million lower than the 2002 period. Several factors contributed to the overall cost change. The Company implemented a work force reduction in December 2001 resulting in the reduction of 198 active positions. Union labor and benefit costs were also reduced as operating efficiencies resulted in fewer positions being needed to distribute the sales volume. These labor changes reduced costs $5.1 million over the prior year. Labor and benefit cost reductions were partially offset by an approximate $1.1 million increase due to the yearly cost of living adjustment that averaged approximately 2.5%. Also offsetting the cost reduction the Company realized an increase in expenses of $3.1 million due mainly to higher medical benefits, insurance premiums, diesel fuel and the amortization of deferred costs associated with the implementation of new computer systems. Additionally, the Company’s non-union pension expense for the 2003 period was $0.8 million higher due to deteriorating performance in the equity markets. The remaining decrease of $0.1 million was made up of other less significant changes in other distribution, selling and administrative expenses.

•	All Other: Distribution, selling and administrative expenses for the Company’s other wholly owned subsidiaries for the 2003 period were comparable to the 2002 period.

Interest.    Interest expense was $5.9 million (0.8% of net sales) in the 2003 period as compared to $5.8 million (0.8% of net sales) in the 2002 period. The Company’s effective borrowing rates for its primary debt instruments for the 2003 and 2002 periods were 6.21% and 6.06%, respectively. Weighted average borrowings declined $7.0 million in the 2003 period. The higher expense from the increase in rates on its primary debt instruments was partially offset by the reduction in the weighted average borrowings.

Estimated patronage dividends.    Estimated patronage dividends for the fiscal 2003 period were $4.0 million an increase of $1.1 million from $2.9 million in 2002 period. Estimated patronage earnings for 2003 period consisted of the patronage earnings from the Company’s three patronage pools: the Cooperative Division and the Southern California and Pacific Northwest Dairy Divisions. For the 2003 period, the Company had patronage earnings of $1.2 million in the Cooperative Division, $2.7 million in the Southern California Dairy Division and $0.1 million in the Pacific Northwest Dairy Division. In the 2002 period, the Company had patronage earnings of $0.1 million in the Cooperative Division, $2.7 million in the Southern California Dairy Division and $0.1 million in the Pacific Northwest Dairy Division.

Income taxes.    Income tax expense from continuing operations was $0.9 million for the 2003 period compared to a tax expense of $0.6 million for the 2002 period.

The Company’s effective income tax rate from continuing operations was 40.6% for the 2003 period compared to 40.0% for the 2002 period.

Discontinued operations.    The Company’s retail operation incurred losses of $3.1 million for the 2003 period. The losses for the 2003 period consist of $2.0 million in operational losses from stores that have not yet closed, $630,000 relating to lease obligations and settlements and $377,000 for severance and other contract termination costs. These disposal costs were charged against disposal reserves established at September 28, 2002 as part of the Company’s exit from retail operation.

Additional Discussion and Analysis

As with all companies, Unified’s management deals with many risks and uncertainties in the course of performing its responsibilities. The Additional Discussion and Analysis section provides additional information on such issues.

Goodwill impairment.    The Company’s operating results are highly dependent upon maintaining and growing its distribution volume to members. The Company’s top ten customers constitute approximately 30% of total sales. A significant loss in customers or volume could adversely affect the Company’s operating results. The Merger with United created goodwill which balance is approximately $30.1 million at December 28, 2002. To date, the sales activity and customer base of the combined entity remain strong. However, a significant loss in volume could potentially impair the carrying amount of goodwill necessitating a write down in this asset. As a result of continuing operating losses generated by the Company’s retail business and the determination that future improvements would require ongoing capital investment that might be at risk, the Company’s Board of Directors in September 2002 approved a resolution to exit the Company’s retail operations. The plan of disposition included the closure of three retail stores prior to the Company’s 2002 fiscal year end and either the sale or closure of the Company’s remaining nine stores in fiscal 2003. Accordingly, the decision to exit the retail business resulted in an impairment of the underlying assets including goodwill pursuant to SFAS No. 121, “Accounting for the Impairment of Long Lived Assets” (“SFAS No. 121”). As a result, the Company wrote off goodwill related to its retail operations totaling $21.1 million, net of taxes at September 28, 2002.

The Company early adopted SFAS No. 142, “Goodwill and Other Intangible Assets” in connection with the quasi-reorganization. As a result, the remaining goodwill balances are no longer amortized and will be tested for impairment at least annually pursuant to the new rules outlined in SFAS No. 142 or more frequently if significant changes in the business occur that require a more frequent analysis. The adoption of SFAS No. 142 did not have an impact on the Company’s consolidated financial statements at September 28, 2002.

Economy.    The Company is affected by certain economic factors that are beyond the control of the Company, including inflation and deflation. The degree to which the acquisition cost of products purchased by the Company for resale to customers is stable or deflating could have an adverse effect on the Company’s business and results of operations. In July 2002, the Company modified its pricing program in its core product categories from a percent of sales methodology to a cents per case service fee. This change will allow the Company to maintain a more consistent dollar profit margin during periods of product deflation. The Company operates in a highly competitive marketplace and passing on cost increases to customers is difficult. The Company has experienced certain higher operating expenses, including but not limited to energy, fuel and employee wages and benefits. The Company’s facilities are principally located in California and the Pacific Northwest region, both of which have experienced significant increases in utility costs. In the first quarter of fiscal year 2002, the Company implemented a surcharge to its customers to offset the increased cost of energy. In response to the increase in operating costs, the Company also implemented a comprehensive expense reduction initiative. As part of these initiatives, the Company eliminated approximately 340 non-retail positions consisting of regular and temporary employees and contractors impacting nearly all divisions, departments and facilities. As a result of these efforts, the Company realized substantial non-retail related reduced personnel costs in fiscal 2002.

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

Product Liability.    An inherent risk of the food distribution industry is the risk of exposure to product liability claims in the event people who purchase products from the Company become ill or incur some other form of injury. The Company maintains stringent quality standards on products purchased or manufactured by the Company. The Company also rigorously tests its private brands products to ensure the Company’s quality standards are met. In response to this potential risk, the Company purchases liability insurance and also requires product manufacturers to maintain an appropriate level of liability insurance to protect against product liability claims that may occur. The Company believes that its current liability insurance provides adequate coverage but if losses exceed this coverage the Company’s financial position and results of operations may be harmed.

Insurance Reserves.    The Company’s insurance subsidiaries are regulated by the State of California and are subject to the rules and regulations promulgated by appropriate regulatory agencies. Reserves are established to fund payments under policies issued to policyholders. The adequacy of the reserves is reviewed annually by a third party actuary. The amount of required reserves is affected by various assumptions and actuarial calculations including but not limited to health care cost trends, mortality rates, demographics, federal and state law, as well as insurance claim trends. As a result, the amount of reserves required to settle future claims may vary from year to year. Although the Company believes its reserves to be adequate, significant and adverse changes in the experience of claims settlement could negatively impact operating results if the Company’s claim cost experiences exceed the actuarial calculations.

Bank Covenants.    The Company’s loan agreement with banks required improved performance in the first quarter of fiscal 2003 to continue financial covenant compliance. Such improvement was attained and no future changes in the existing covenants exist under the life of the current loan agreement with banks, which matures October 1, 2004. However, a failure to maintain the improved operating performance could have an adverse affect upon the continued compliance and resulting availability of loan funds or the terms upon which loan funds would continue to be available, and the impact could be material.

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

In fiscal 2002, the combination of declining interest rates and lower investment returns caused the fair value of the Company’s pension plan assets to fall below the accumulated benefit obligation as of June 30, 2002, the plan’s measurement date, as determined by third party actuaries. Accordingly, the Company recorded an additional pension liability of approximately $6.1 million, net of taxes and charged accumulated other comprehensive earnings (loss) in fiscal 2002. In connection with the quasi-reorganization, the Company was required to eliminate other comprehensive earnings (loss) against retained earnings and to remeasure and record the Company’s pension obligations at fair value as of September 28, 2002, the effective date of the quasi-reorganization.

Critical Accounting Policies

The Securities and Exchange Commission defines “critical accounting policies” as those that require application of management’s most difficult, subjective or complex judgments, often as a result of the need to make estimates about the affect of matters that are inherently uncertain and may change in subsequent periods. The Company’s critical accounting policies and important accounting practices are outlined and described below.

Insurance Reserves:    The Company’s insurance subsidiaries require management to make estimates of claims anticipated to be made in the future by policyholders and to establish appropriate reserves for those claims. In addition, the Company is self insured for workers compensation up to $100,000 per incident and maintains appropriate reserves to cover anticipated payments. Insurance reserves are recorded based on estimates made by management and validated by third party actuaries to ensure such estimates are within acceptable ranges. Actuarial estimates are based on detailed analyses of health care cost trends, mortality rates, claims history, demographics, industry trends and federal and state law. As a result, the amount of reserve and related expense is significantly affected by the outcome of these studies. Insurance reserves maintained by the Company’s insurance subsidiaries and the Company’s reserve for workers compensation payouts were approximately $39.3 million and $39.2 million as of September 28, 2002 and December 28, 2002, respectively.

Allowance for Uncollectible Accounts and Notes Receivable:    The preparation of the Company’s financial statements requires management to make estimates of the collectability of its accounts and notes receivable. Management specifically analyzes accounts receivable and historical bad debts, customer credit-worthiness, current economic trends and changes in customer payment patterns when evaluating the adequacy of the allowance for doubtful accounts. In determining the appropriate level of reserves to be established, the Company utilizes several techniques including specific account identification, percentage of aged receivables and historical cash collection trends. In addition, when establishing reserves, the Company takes into consideration collateral such as redemption notes, Class B Shares, cash deposits and personal guarantees. A bankruptcy or financial loss associated with several major customers could have a material adverse effect on the Company’s sales and operating results. The Company’s allowance for doubtful accounts was approximately $0.8 million at December 28, 2002. Pursuant to quasi-reorganization accounting, the Company’s contra accounts including the allowance for doubtful accounts were eliminated and offset against the trade and notes receivable accounts at September 28, 2002, thereby stating these accounts at their fair value. The fair value represents gross accounts and notes receivables reduced to fair value by an allowance for uncollectible amounts and other fair value adjustments of $12.7 million at September 28, 2002.

Lease Loss Reserves:    The Company must estimate and record appropriate reserves for leased property for which the Company provides lease guarantees and sub-leases to its member patrons. Variables affecting the level of reserves recorded include the remaining lease term, vacancy rates of leased property, state of the economy, property taxes, common area maintenance costs and estimates of the amount of time to sub-lease the property. In estimating the appropriate level of reserves to record, the Company estimates the amount of losses to be incurred over the remaining term of the lease and discounts these amounts to their net present value. The Company’s lease loss reserves were approximately $14.3 million and $14.0 million as of September 28, 2002 and December 28, 2002, respectively.

Intangibles and Long Lived Assets:    As a result of the Company’s implementation of a quasi-reorganization as of September 28, 2002, the Company was required to early adopt SFAS No. 142 which provides that goodwill or other intangible assets with indefinite lives will no longer be amortized, but shall be tested for impairment annually, or more frequently if circumstances indicate potential impairment. The impairment test is comprised of two steps: (1) a reporting unit’s fair value is compared to its carrying value; if the fair value is less than its carrying value, goodwill impairment is indicated; and (2) if impairment is indicated in the first step, it is measured by comparing the implied fair value of goodwill to its carrying value at the reporting unit level. In determining fair value, the Company uses the discounted cash flow method which assumes a certain growth rate projected over a period of time in the future and discounted to present value using the Company’s estimated cost of capital. Adoption of SFAS No. 142 did not have an impact on the Company’s consolidated financial statements at September 28, 2002.

Discontinued Operations:    The decision to exit the unprofitable retail operations on September 25, 2002 resulted in an impairment of the underlying assets and an accrual of exit–related costs and liabilities in accordance with Accounting Principle Board (“APB”) Opinion No. 30. Pursuant to APB Opinion No. 30, the Company recognized the asset impairment and accrued exit related costs including expected losses anticipated over the disposal period as of the measurement date, which was September 25, 2002.

Certain of the liabilities established in connection with the discontinued operations such as lease reserves and settlements (including proceeds to be received or paid in connection with lease buyouts) and contract terminations will be resolved in future years. As of December 28, 2002, the provisions established for these matters are considered adequate.

Quasi-reorganization:    On September 25, 2002, the Company’s Board of Directors approved a resolution to effect a quasi-reorganization as of September 28, 2002. A quasi-reorganization is an accounting procedure that eliminates an accumulated deficit in retained earnings and permits the Company to proceed on much the same basis as if it had been legally reorganized. A quasi-reorganization involves adjusting the company’s assets and liabilities to their fair values. Any remaining deficit in retained earnings is then eliminated by a transfer from paid in capital and capital stock, if necessary, giving the Company a “fresh start” with a zero balance in retained earnings. The quasi-reorganization adjustments did not result in a net write up of net assets.

Tax Valuation Allowances:    The Company accounts for income taxes in accordance with SFAS No. 109, “Accounting for Income Taxes”, which requires that deferred tax assets and liabilities be recognized using enacted tax rates for the effect of temporary differences between the book and tax bases of recorded assets and liabilities. SFAS No. 109 also requires that deferred tax assets be reduced by a valuation allowance if it is more likely than not that some portion or all of the net deferred tax asset will not be realized. At September 28, 2002 and December 28, 2002, the Company had approximately $9.4 million and $8.5 million in net deferred tax assets that were reduced by a tax valuation allowance of approximately $6.4 million.

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

Item 3.    QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Unified has only limited involvement with derivative financial instruments. They are used to manage well-defined interest rate risks. Unified entered into a five-year interest rate collar agreement in February 1999 in relation to certain borrowings on its variable rate revolving credit. The collar agreement was put in place without incurring a fee with respect to the collar transaction. The hedge agreement is structured such that Unified pays a variable rate of interest between 6% (cap rate) and 4.94% (floor rate) based on a notional amount of $50 million. The weighted average interest rate, prior to lender’s margin, on borrowings on the revolving credit was 4.25% at December 28, 2002. Prior to the quasi-reorganization, the Company recorded an unrealized loss of $2.4 million in other comprehensive earnings reflecting the fair value of the collar agreement at September 28, 2002. The elimination of other comprehensive earnings (loss) as part of the fair value adjustment process resulted in the unrealized loss of $2.4 million becoming the new cost basis of the collar agreement. The fair value of the collar agreement was an unrealized loss of $2.2 million at December 28, 2002. Accordingly, the Company recorded an unrealized gain of $0.2 million for the 2003 period.

Unified is subject to interest rate changes on its notes payable under the Company’s credit agreements that may affect the fair value of the notes payable and cash flow and earnings. Based on the notes payable outstanding at December 28, 2002 and the current market condition, a 100 basis point increase in the applicable interest rates would decrease the Company’s annual cash flow and pretax earnings by approximately $1.6 million. Conversely, a 100 basis point decrease in the applicable interest rates would increase annual cash flow and pretax earnings by $1.6 million.

With the adoption of SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activity”, the Company’s investments in convertible bonds were reclassified from available for sale securities to trading securities. As a result of changing the classification of the convertible bonds, the Company is subject to market risk associated with fluctuations in interest rates and the market value of the embedded conversion feature. During the thirteen week period ended December 28, 2002, the Company recorded gains due to the changes in the fair value of the convertible bonds totaling $0.4 million.

Item 4.    CONTROLS AND PROCEDURES

Within the 90 days prior to the filing date of this report, the Chief Executive Officer and the Chief Financial Officer of the Company, with the participation of the Company’s management, carried out an evaluation of the effectiveness of the Company’s disclosure controls and procedures pursuant to Exchange Act Rule 13a-14. Based upon that evaluation, the Chief Executive Officer and the Chief Financial Officer believe that, as of the date of the evaluation, the Company’s disclosure controls and procedures are effective in making known to them material information relating to the Company (including its consolidated subsidiaries) required to be included in this report.

Disclosure controls and procedures, no matter how well designed and implemented, can provide only reasonable assurance of achieving an entity’s disclosure objectives. The likelihood of achieving such objections is affected by limitations inherent in disclosure controls and procedures. These include the fact that human judgment in decision-making can be faulty and that breakdowns in internal control can occur because of human failures such as simple errors or mistakes or intentional circumvention of the established process.

There were no significant changes in the Company’s internal controls or in other factors that could significantly affect internal controls, known to the Chief Executive Officer or the Chief Financial Officer, subsequent to the date of the evaluation.

PART II.    OTHER INFORMATION

Item 1.    LEGAL PROCEEDINGS

During fiscal 2002, the Company became involved in litigation in the state of Hawaii stemming from the Company’s 1996 sale of a subsidiary to a private investor, events subsequent to the sale, and the subsequent bankruptcy and liquidation of such business. In re: Hawaiian Grocery Stores, Ltd; and Mark J.C. Yee vs. Unified Western Grocers, Inc., Certified Grocers of California, Ltd., and Grocers Specialty Company, and KPMG , was filed December 14, 2001. In this case, the Trustee for the bankruptcy estate, who is the plaintiff in the matter, has asserted preference claims against Certified Grocers of California, Ltd. (“Certified”), the predecessor of Unified, based on alleged insider relationship, fraudulent transfer claims against Certified and Grocers Specialty Company, fraud claims against Certified, Grocers Specialty Company and other unnamed parties, and contract and tort claims against KPMG. In its prayer for relief, the plaintiff seeks judgment against the defendants for $13.5 million, plus interest, punitive damages of $10 million and other unspecified damages. The Trustee also filed a complaint in the Hawaii Circuit Court, First Circuit, entitled Mark J.C. Yee, Trustee for the Bankruptcy Estate of Hawaiian Grocery Stores, Ltd., vs. Unified Western Grocers, Inc., Certified Grocers of California, Ltd., Grocers Specialty Company, RHL, Inc., Alfred A. Plamann, Charles Pilliter, Daniel T. Bane, Robert M. Ling, David A. Woodward, Richard H. Loeffler, Fletcher Robbe, Goodsill Anderson Quinn and Stifel, and Does 1-10 on May 17, 2002 . This action, which generally arises out of the same transactions that are the subject of the Federal District Court proceeding referenced above, asserts breach of fiduciary duties by the officers and directors of Hawaiian Grocery Stores, Ltd. (“HGS”), the controlling shareholder of HGS (Grocery Specialty Company) and the controlling shareholder’s parent corporation (Certified), and breach of fiduciary duties by defendants Goodsill, Loeffler, RHL, Inc., and Robbe. Current and former officers of the Company were officers or directors of HGS during certain periods and a subsidiary of the Company was a shareholder of HGS during certain periods. The complaint seeks compensatory damages of approximately $13.5 million, plus interest, punitive damages of $10.0 million and other unspecified damages. All of the above referenced matters have now been consolidated in a proceeding in the Federal District Court for the District of Hawaii. These proceedings are in their very early stages and the Company intends to vigorously defend this litigation.

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

(a) Exhibits—None

(b) Reports on Form 8-K—None

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

UNIFIED WESTERN GROCERS, INC. (Registrant)

By:	/s/ ALFRED A. PLAMANN
Alfred A. Plamann On behalf of the Registrant and as President and Chief Executive Officer

By:	/s/ RICHARD J. MARTIN
Richard J. Martin Executive Vice President, Finance & Administration and Chief Financial Officer

By:	/s/ WILLIAM O. COTÉ
William O. Cote Vice President, Controller

Dated:    February 11, 2003

Chief Executive Officer Certification

I, Alfred A. Plamann, President and Chief Executive Officer of Unified Western Grocers, Inc., certify that:

1.	I have reviewed this Quarterly Report on Form 10-Q of Unified Western Grocers, Inc., (the “Registrant”);

2.	Based on my knowledge, this Quarterly Report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this Quarterly Report;

3.	Based on my knowledge, the financial statements, and other financial information included in this Quarterly Report, fairly present in all material respects the financial condition, results of operations and cash flows of the Registrant as of, and for, the periods presented in this Quarterly Report;

4.	The Registrant’s other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the Registrant and have:

a.	designed such disclosure controls and procedures to ensure that material information relating to the Registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this Quarterly Report is being prepared;

b.	evaluated the effectiveness of the Registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this Quarterly Report (the “Evaluation Date”); and

c.	presented in this Quarterly Report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5.	The Registrant’s other certifying officers and I have disclosed, based on our most recent evaluation, to the Registrant’s auditors and the audit committee of Registrant’s board of directors (or persons performing the equivalent functions):

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

6.	The Registrant’s other certifying officers and I have indicated in this Quarterly Report whether there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Dated:    February 11, 2003

By:	/s/ ALFRED A. PLAMANN
Alfred A. Plamann President and Chief Executive Officer (principal executive officer)

Chief Financial Officer Certification

I, Richard J. Martin, Executive Vice President, Finance and Administration and Chief Financial Officer of Unified Western Grocers, Inc., certify that:

1.	I have reviewed this Quarterly Report on Form 10-Q of Unified Western Grocers, Inc., (the “Registrant”);

2.	Based on my knowledge, this Quarterly Report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this Quarterly Report;

3.	Based on my knowledge, the financial statements, and other financial information included in this Quarterly Report, fairly present in all material respects the financial condition, results of operations and cash flows of the Registrant as of, and for, the periods presented in this Quarterly Report;

4.	The Registrant’s other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the Registrant and have:

a.	designed such disclosure controls and procedures to ensure that material information relating to the Registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this Quarterly Report is being prepared;

b.	evaluated the effectiveness of the Registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this Quarterly Report (the “Evaluation Date”); and

c.	presented in this Quarterly Report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5.	The Registrant’s other certifying officers and I have disclosed, based on our most recent evaluation, to the Registrant’s auditors and the audit committee of Registrant’s board of directors (or persons performing the equivalent functions):

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

6.	The Registrant’s other certifying officers and I have indicated in this Quarterly Report whether there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Dated:    February 11, 2003

By:	/s/ RICHARD J. MARTIN
Richard J. Martin Executive Vice President, Finance and Administration and Chief Financial Officer (principal financial and accounting officer)