Form 10-Q
period 2003-03-29
UNIFIED WESTERN GROCERS INC
filed 2003-05-12
CIK 320431

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED MARCH 29, 2003 OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE TRANSITION PERIOD FROM TO

Commission file number 0-10815

UNIFIED WESTERN GROCERS, INC.

(Exact name of registrant as specified in its charter)

California (State or other jurisdiction of incorporation or organization)	95-0615250 (I.R.S. Employer Identification No.)

5200 Sheila Street, Commerce, CA 90040

(Address of principal executive offices) (Zip Code)

(323) 264-5200

(Registrant’s telephone number, including area code)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes  ☒    No  ☐

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Act.)  Yes  ☐    No  ☒

The number of shares outstanding of each of the registrant’s classes of common stock, as of March 29, 2003, were as follows:

Class A:    71,425 shares            Class B:    478,909 shares            Class C: 16 shares

i

PART I.    FINANCIAL INFORMATION

Item 1.	Financial Statements

Unified Western Grocers, Inc. and Subsidiaries

Consolidated Balance Sheets—Unaudited

(dollars in thousands)

	March 29, 2003	September 28, 2002
Assets
Current Assets:
Cash and cash equivalents	$20,963	$9,957
Accounts and notes receivable, net of allowances of $0.9 million at March 29, 2003	153,482	190,397
Inventories	172,667	202,190
Prepaid expenses	6,066	6,524
Deferred taxes	11,649	11,649

Total current assets	364,827	420,717
Properties, net	191,633	193,190
Investments	48,094	53,531
Notes receivable, net of allowances of $0.5 million at March 29, 2003	28,846	23,696
Goodwill	29,671	30,149
Other assets, net	51,278	53,157

Total Assets	$714,349	$774,440

Liabilities and Shareholders’ Equity
Current Liabilities:
Accounts payable	$123,293	$146,342
Accrued liabilities	92,855	91,798
Current portion of notes payable	14,118	18,058
Patrons’ excess deposits and declared patronage dividends	14,032	17,472
Net current liabilities of discontinued operations	39	3,069

Total current liabilities	244,337	276,739
Notes payable, due after one year	255,105	287,780
Long-term liabilities, other	104,616	105,048
Net liabilities of discontinued operations	40	1,242
Patrons’ deposits and certificates:
Patrons’ required deposits	17,030	13,261
Subordinated patronage dividend certificates	3,338	3,338

Commitments and contingencies

Shareholders’ equity:
Class A Shares: 500,000 shares authorized, 71,425 and 71,125 shares outstanding at March 29, 2003 and September 28, 2002, respectively	10,815	10,771
Class B Shares: 2,000,000 shares authorized, 478,909 shares outstanding at March 29, 2003 and September 28, 2002	76,261	76,261
Retained earnings after elimination of accumulated deficit of $26,976 effective September 28, 2002	2,315	—
Accumulated other comprehensive income	492	—

Total shareholders’ equity	89,883	87,032

Total Liabilities and Shareholders’ Equity	$714,349	$774,440

The accompanying notes are an integral part of these statements.

Unified Western Grocers, Inc. and Subsidiaries

Consolidated Statements of Earnings (Loss) and Comprehensive Earnings (Loss)—Unaudited

(dollars in thousands)

	Thirteen Weeks Ended		Twenty Six Weeks Ended
	March 29, 2003	March 30, 2002	March 29, 2003	March 30, 2002
Net sales	$654,181	$679,716	$1,356,805	$1,385,213
Cost of sales	584,812	611,809	1,214,354	1,245,869
Distribution, selling and administrative expenses	58,843	58,499	119,839	119,754

Operating income	10,526	9,408	22,612	19,590
Interest expense	(5,941)	(6,123)	(11,882)	(11,894)

Earnings from continuing operations before estimated patronage dividends and income taxes	4,585	3,285	10,730	7,696
Estimated patronage dividends	(2,808)	(2,752)	(6,768)	(5,619)

Earnings from continuing operations before income taxes	1,777	533	3,962	2,077
Income taxes	(760)	(213)	(1,647)	(831)

Earnings from continuing operations	1,017	320	2,315	1,246
Loss from discontinued operations, net of income tax benefits of $0.2 million and $0.8 million for the thirteen weeks ended March 30, 2002 and the twenty-six weeks ended March 30, 2002, respectively	—	(1,138)	—	(4,042)

Net earnings (loss)	1,017	(818)	2,315	(2,796)
Other comprehensive earnings (loss), net of income taxes:
Unrealized gain on valuation of interest rate collar	340	473	550	491
Unrealized holding loss on investments	(73)	(240)	(58)	(436)

Comprehensive earnings (loss)	$1,284	$(585)	$2,807	$(2,741)

The accompanying notes are an integral part of these statements.

Unified Western Grocers, Inc. and Subsidiaries

Consolidated Statements of Cash Flows—Unaudited

(dollars in thousands)

	Twenty Six Weeks Ended
	March 29, 2003	March 30, 2002
Cash flows from operating activities:
Net earnings (loss)	$2,315	$(2,796)
Less: Loss from discontinued operations	—	(4,042)

Earnings from continuing operations	2,315	1,246
Adjustments to reconcile net earnings to net cash provided by operating activities:
Depreciation and amortization	12,738	11,987
Provision for doubtful accounts	1,602	899
Deferred taxes	1,617	831
Gain on sale of properties	(275)	(19)
Purchases of trading securities	(1,553)	(866)
Proceeds from maturities or sales of trading securities	4,492	585
(Increase) decrease in assets:
Accounts and notes receivable, net	30,693	14,303
Inventories	29,523	19,888
Prepaid expenses	458	806
Pension plan assets	—	(99)
Increase (decrease) in liabilities:
Accounts payable	(23,049)	(39,650)
Accrued liabilities	1,057	935
Long-term liabilities, other	1,326	2,308

Net cash provided by operating activities	60,944	13,154

Cash flows from investing activities:
Purchase of properties	(1,883)	(4,141)
Purchases of securities and other investments	(5,346)	(8,522)
Proceeds from maturities or sales of securities and other investments	8,336	3,516
Increase in notes receivable	(9,378)	(899)
Proceeds from sales of properties	280	394
Increase in other assets	(2,440)	(9,984)

Net cash utilized by investing activities	(10,431)	(19,636)

Cash flows from financing activities:
Additions to long-term notes payable	1,000	17,199
Reduction of long-term notes payable	(27,000)	—
Reduction of short-term notes payable	(5,864)	(4,295)
Payment of deferred financing fees	(445)	(459)
Patron’s excess deposits and declared patronage dividends	(1,572)	(3,562)
Redemption of patronage dividend certificates	(1,868)	(2,262)
Increase in members’ required deposits	3,292	2,655
Issuance of shares to members	79	4

Net cash (utilized) provided by financing activities	(32,378)	9,280

Net increase in cash and cash equivalents from continuing operations	18,135	2,798
Net cash utilized by discontinued operations	(7,129)	(8,375)
Cash and cash equivalents at beginning of period	9,957	12,278

Cash and cash equivalents at end of period	$20,963	$6,701

Supplemental disclosure of cash flow information:
Cash paid during the period for:
Interest	$11,497	$11,834
Income taxes	$18	$15
Supplemental disclosure of non-cash item:
Issuance of subordinated redemption notes to repurchase Class B Shares from members	$—	$299

Noncash Transactions

Capital lease obligations of $4,367 were incurred when the Company entered into leases for warehouse and computer equipment during the twenty six week period ended March 29, 2003.

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

2.    Discontinued Operations

On September 25, 2002, the Company’s Board of Directors approved a plan to exit the Company’s retail operations. The plan of disposition included the closure of three retail stores prior to September 28, 2002 with the remaining nine stores being sold or closed in fiscal 2003. As a result, the Company has reclassified its consolidated financial statements to reflect the exit of its retail operations and to segregate the revenues, costs and expenses, assets and liabilities and cash flows of this business. The net operating results, net liabilities and net cash flows of the retail operations have been reported as “discontinued operations” in the accompanying financial statements. As of March 29, 2003, nine stores were closed and the Company continued to operate three stores pending their closure or sale.

Revenues from discontinued operations were $12.0 million and $33.4 million for the thirteen and twenty six week periods ended March 29, 2003, respectively compared to $32.9 million and $70.0 million for the thirteen and twenty six week periods ended March 30, 2002, respectively. Net losses from discontinued operations were approximately $3.1 million and $6.2 million for the thirteen and twenty six week periods ended March 29, 2003, respectively, compared to $1.1 million and $4.0 million for the thirteen and twenty six week periods ended March 30, 2002, respectively.

Unified Western Grocers, Inc. and Subsidiaries

Notes To Consolidated Financial Statements—Continued

Certain of the liabilities established in connection with the discontinued operations such as, lease reserves and settlements and contract terminations may be resolved in future years. As of March 29, 2003, the provisions established for these matters are considered adequate. The amount of such estimated reserves and current period charges against the reserves are presented below.

	Operating Losses	Lease Termination Costs	Employee Termination and Other Closing Costs	Total
	(dollars in thousands)
September 28, 2002	$(6,889)	$(5,668)	$(2,897)	$(15,454)
Charges to reserve	2,446	3,348	377	6,171

March 29, 2003	$(4,443)	$(2,320)	$(2,520)	$(9,283)

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

(dollars in thousands)
Accumulated deficit at September 28, 2002 prior to disposal of retail operations and quasi-reorganization	$(21,868)
Retail disposal costs charged to earnings, net of taxes:
Write down of retail assets to fair value	(10,515)
Goodwill write off	(21,142)
Other exit costs, including loss on discontinued operations	(3,787)

Total retail disposal costs charged to earnings	(35,444)
Accumulated deficit in retained earnings before quasi-reorganization adjustments	(57,312)
Fair value adjustments, net of taxes:
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

Notes To Consolidated Financial Statements—Continued

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

(dollars in thousands)
Balance at September 28, 2002	$(3,362)
Charges to the reserve	183
Adjustments to the reserve	478

Balance at March 29, 2003	$(2,701)

During the fiscal quarter ended March 29, 2003, the Company determined it had excess reserves related to a certain facility resulting from unanticipated sublease income. As a result, the Company reversed the excess reserve and reduced goodwill.

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

Notes To Consolidated Financial Statements—Continued

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

	Thirteen Weeks Ended		Twenty Six Weeks Ended
	March 29, 2003	March 30, 2002	March 29, 2003	March 30, 2002
	(dollars in thousands)
Net sales:
Wholesale distribution	$652,732	$693,487	$1,357,311	$1,415,476
All other	10,344	10,429	21,713	21,145
Intersegment elimination	(8,895)	(24,200)	(22,219)	(51,408)

Total net sales	$654,181	$679,716	$1,356,805	$1,385,213

Operating income:
Wholesale distribution	$9,829	$9,031	$20,796	$18,557
All other	697	377	1,816	1,033

Total operating income	$10,526	$9,408	$22,612	$19,590

Interest expense	(5,941)	(6,123)	(11,882)	(11,894)
Estimated patronage dividends	(2,808)	(2,752)	(6,768)	(5,619)
Income taxes	(760)	(213)	(1,647)	(831)

Earnings from continuing operations	$1,017	$320	$2,315	$1,246

Loss from discontinued operations, net of income taxes	—	(1,138)	—	(4,042)

Net earnings (loss)	$1,017	$(818)	$2,315	$(2,796)

Depreciation and amortization:
Wholesale distribution	$6,348	$6,032	$12,508	$11,740
Discontinued operations	—	547	—	1,102
All other	92	128	230	247

Total depreciation and amortization	$6,440	$6,707	$12,738	$13,089

Capital expenditures:
Wholesale distribution	$1,538	$1,415	$6,182	$3,875
Discontinued operations	—	573	—	2,226
All other	32	172	68	266

Total capital expenditures	$1,570	$2,160	$6,250	$6,367

Identifiable assets:
Wholesale distribution	$607,647	$597,910	$607,647	$597,910
Discontinued operations	—	43,302	—	43,302
All other	106,702	102,896	106,702	102,896

Total identifiable assets	$714,349	$744,108	$714,349	$744,108

Unified Western Grocers, Inc. and Subsidiaries

Notes To Consolidated Financial Statements—Continued

6.    Contingencies

During the 2002 period, the Company became involved in litigation in the state of Hawaii stemming from the Company’s 1996 sale of a subsidiary to a private investor, events subsequent to the sale, and the subsequent bankruptcy and liquidation of such business. In re: Hawaiian Grocery Stores, Ltd; and Mark J.C. Yee vs. Unified Western Grocers, Inc., Certified Grocers of California, Ltd., and Grocers Specialty Company, and KPMG, was filed December 14, 2001. In this case, the Trustee for the bankruptcy estate, who is the plaintiff in the matter, has asserted preference claims against Certified Grocers of California, Ltd. (“Certified”), the predecessor of Unified, based on alleged insider relationship, fraudulent transfer claims against Certified and Grocers Specialty Company, fraud claims against Certified, Grocers Specialty Company and other unnamed parties, and contract and tort claims against KPMG. In its prayer for relief, the plaintiff seeks judgment against the defendants for $13.5 million, plus interest, punitive damages of $10 million and other unspecified damages. The Trustee also filed a complaint in the Hawaii Circuit Court, First Circuit, entitled Mark J.C. Yee, Trustee for the Bankruptcy Estate of Hawaiian Grocery Stores, Ltd., vs. Unified Western Grocers, Inc., Certified Grocers of California, Ltd., Grocers Specialty Company, RHL, Inc., Alfred A. Plamann, Charles Pilliter, Daniel T. Bane, Robert M. Ling, David A. Woodward, Richard H. Loeffler, Fletcher Robbe, Goodsill Anderson Quinn and Stifel, and Does 1-10 on May 17, 2002. This action, which generally arises out of the same transactions that are the subject of the Federal District Court proceeding referenced above, asserts breach of fiduciary duties by the officers and directors of Hawaiian Grocery Stores, Ltd. (“HGS”), the controlling shareholder of HGS (Grocery Specialty Company) and the controlling shareholder’s parent corporation (Certified), and breach of fiduciary duties by defendants Goodsill, Loeffler, RHL, Inc., and Robbe. Current and former officers of the Company were officers or directors of HGS during certain periods and a subsidiary of the Company was a shareholder of HGS during certain periods. The complaint seeks compensatory damages of approximately $13.5 million, plus interest, punitive damages of $10.0 million and other unspecified damages. All of the above referenced matters are now pending in the Federal District Court for the District of Hawaii. In March 2003, the Trustee amended the complaints in the above-referenced matters to add Bruce Barber and Sheppard Mullin Richter & Hampton LLP, as defendants. These proceedings are in their very early stages and the Company intends to vigorously defend this litigation.

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

Unified Western Grocers, Inc. and Subsidiaries

Notes To Consolidated Financial Statements—Continued

7.    Contractual Obligations

At March 29, 2003, the Company was contingently liable with respect to 18 lease guarantees for certain member-patrons. The commitments have expiration dates through 2017. The Company believes the locations underlying these leases are marketable and, accordingly, would be able to recover a substantial portion of the guaranteed amounts in the event the Company is required to satisfy its obligations under the guarantees. In certain circumstances, Unified also guarantees third-party loans issued to its member-patrons and provides stand-by letters of credit to certain vendors. The Company’s guarantee of certain loans, leases and stand by letters of credit are summarized in the table below.

Remaining Terms	Guaranteed Leases	Guaranteed Loans	Stand-By Letters of Credit	Total
	(dollars in thousands)
1-3 years	$14,759	$689	$7,673	$23,121
3-5 years	9,341	219		9,560
More than 5 years	25,019	296		25,315

	$49,119	$1,204	$7,673	$57,996

8.    New Accounting Pronouncements

As a result of the Company’s implementation of a quasi-reorganization as of September 28, 2002 (See Note 3), the Company was required to early adopt all accounting standards with effective dates within one year of the quasi-reorganization implementation including Statement of Financial Accounting Standards (“SFAS”) No. 142, “Goodwill and Other Intangible Assets” (“SFAS No. 142”), SFAS No. 143, “Accounting for Asset Retirement Obligations” (“SFAS No. 143”), SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets” (“SFAS No. 144”), SFAS No. 145, “Rescission of Financial Accounting Standards Board (“FASB”) Statements No. 4, 44, and 64, Amendment of FASB Statement No. 13, and Technical Corrections” (“SFAS No. 145”) and SFAS No. 146, “Accounting for Costs Associated with Exit or Disposal Activities” (“SFAS No. 146”).

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

The following table sets forth the reconciliation of net earnings as adjusted for the non-amortization provisions of SFAS No. 142:

	Thirteen Weeks Ended		Twenty Six Weeks Ended
	March 29, 2003	March 30, 2002	March 29, 2003	March 30, 2002
	(amounts in thousands)
Reported net earnings (loss)	$1,017	$(818)	$2,315	$(2,796)
Add: goodwill amortization, net of taxes	—	221	—	443

Adjusted net earnings (loss)	$1,017	$(597)	$2,315	$(2,353)

Unified Western Grocers, Inc. and Subsidiaries

Notes To Consolidated Financial Statements—Continued

The adoption of the remaining pronouncements did not have a significant impact on the Company’s consolidated financial statements.

In November 2002, the FASB issued FASB Interpretation No. 45, “Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others” (“FIN 45”), which elaborates on required disclosures by a guarantor in its financial statements about obligations under certain guarantees that it has issued and clarifies the need for a guarantor to recognize, at the inception of certain guarantees, a liability for the fair value of the obligation undertaken in issuing the guarantee. The Company previously adopted the disclosure requirements of FIN 45 for the quarter ended December 28, 2002 (see Note 7). The Company adopted the initial recognition and measurement provisions of FIN 45 on January 1, 2003. The adoption had no effect on the Company’s consolidated financial position, results of operations or shareholders’ equity.

In January 2003, the FASB issued FASB Interpretation No. 46, “Consolidation of Variable Interest Entities” (“FIN 46”), which addresses consolidation by a business of variable interest entities in which it is the primary beneficiary. The Company adopted the consolidation requirements of FIN 46 on February 1, 2003. The adoption had no effect on the Company’s consolidated financial position, results of operations or shareholders’ equity.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

Liquidity and Capital Resources

Cash Flow

Unified relies primarily upon its cash flow from operations, patron deposits, shareholdings and borrowings from the Company’s credit facilities to fund its daily operations. The Company believes that both cash flow from its operations and available credit lines will be sufficient to meet operating needs and capital spending requirements for the fiscal 2003 period. Overall, net cash from continuing operations increased by $18.1 million for the twenty six week period ending March 29, 2003 (the “2003 period”) compared to an increase of $2.8 million for the twenty six week period ending March 30, 2002 (the “2002 period”). The increase in net cash from continuing operations for the 2003 period consisted of cash provided from operating activities of $60.9 million offset by amounts utilized in investing activities of $10.4 million and financing activities of $32.4 million. Cash utilized by discontinued operations in the 2003 and 2002 periods related to the Company’s retail operations (See Note 2). Working capital was $120.5 million and $144.0 million and the current ratio was 1.5 at March 29, 2003 and September 28, 2002, respectively. Working capital varies primarily as a result of seasonal inventory requirements.

Operating Activities:    Net cash provided by operating activities increased by $47.8 million to $60.9 million for the 2003 period compared to $13.1 million provided for the 2002 period. The improvement in operating cash was primarily attributable to a $1.9 million improvement in pre-tax earnings in fiscal 2003, as well as seasonal reductions in overall inventory levels of $9.6 million and improved collection of accounts receivable of $16.4 million. Operating cash also improved due to lower cash utilization for accounts payable of $16.6 million.

Investing Activities:    Net cash utilized by investing activities was approximately $10.4 million for the 2003 period compared to $19.6 million utilized in the 2002 period. The decrease in cash utilized of $9.2 million is due primarily to reduced investing activities of $8.0 million resulting from the investment transactions of the Company’s insurance subsidiaries that changed from long term to short term investments. This activity consists of securities purchased to replace maturing investments in the portfolio. Capital expenditures for computer and warehouse equipment were $2.3 million and other assets were $7.5 million less in the 2003 period compared to the 2002 period. The reduction in cash utilized in investing activities was partially offset by increases in long term notes receivable of $8.5 million for loans made by the Company’s financing subsidiary to member retailers.

Financing Activities:    Net cash utilized by financing activities was approximately $32.4 million for the 2003 period compared to $9.3 million provided for the 2002 period. The increase in cash utilization is due primarily to the reduction in short and long term debt.

Pension Plans

The Company maintains a qualified defined benefit pension plan (the “Qualified Plan”), which covers substantially all non-union employees, as well as an unfunded executive pension plan.

As a result of general declines in the financial markets, the fair value of Qualified Plan assets decreased from $66.3 million at September 29, 2001 to $52.2 million at September 28, 2002. The Qualified Plan was overfunded by $3.8 million at September 29, 2001 and was underfunded by $23.6 million at September 28, 2002 for accounting purposes but was in full compliance with ERISA funding requirements. In connection with the quasi-reorganization (See Note 3), the Company was required to remeasure and record the Company’s pension obligations at fair value as of September 28, 2002. The remeasurement increased the Company’s pension obligation by $19.7 million to $23.6 million. As part of the remeasurement, the Company recorded previously unrecognized actuarial losses and prior service costs. At March 29, 2003, the fair value of Qualified Plan assets was $52.1 million.

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

The discount rate that was utilized for determining future pension obligations is based on a review of long-term bonds that receive one of the two highest ratings given by a recognized rating agency. As a result of the general decline in interest rates, the discount rate was reduced from 7.50% at June 29, 2001 to 6.75% at September 28, 2002. Due to the effect of the expected long-term rate of return on Qualified Plan assets of 9.0%, a discount rate of 6.75% and certain other assumptions, the Company estimates that pension expense for fiscal 2003 will be approximately $3.4 million. Future pension expense will be affected by future investment performance, discount rates and other variables such as demographics relating to plan participants. Decreasing both the discount rate and the salary increase assumptions by 0.5% would have increased our pension expense for fiscal 2002 by approximately $0.1 million.

Outstanding Debt and Other Financing Arrangements

At March 29, 2003, the Company had a $200 million secured revolving credit facility (“Revolving Credit Agreement”) with a group of banks. The revolving credit agreement expires on October 1, 2004 and bears interest at either LIBOR plus an applicable margin (2.00% to 3.00%) based on the ratio of funded debt to operating cash flow or the lender’s base rate plus 0.75%. The revolving credit facility permits advances of up to 85% of eligible accounts receivable and 65% of eligible inventories. The Company had $129.0 million and $156.0 million outstanding at March 29, 2003 and September 28, 2002, respectively.

The Company also had a total of $106.9 million and $109.4 million outstanding in senior secured notes to certain insurance companies and pension funds under a note purchase agreement dated September 29, 1999 (as amended, the “Senior Note Agreement”) at March 29, 2003 and September 28, 2002, respectively.

In December 2002, the Senior Note Agreement was amended to modify the tangible net worth and leverage ratio covenant set forth therein.

Unified entered into a five-year interest rate collar agreement in February 1999 in relation to approximately $50 million of borrowings on its variable rate revolving credit facility. The collar agreement was put in place without incurring a fee. The collar agreement is structured such that Unified pays a variable rate of interest between 6% (cap rate) and 4.94% (floor rate) based on a notional amount of $50.0 million. The weighted average interest rate, prior to lender’s margin, on borrowings on the revolving credit facility was 1.53% at March 29, 2003 and 1.86% at September 28, 2002.

A $10.0 million credit agreement is collateralized by Grocers Capital Company’s (“GCC”) member loan receivables. GCC is a wholly owned subsidiary of Unified. The primary function of GCC is to provide loan financing to the Company’s member-patrons. The funding for loans made by GCC is provided by GCC’s cash reserves as well as the $10.0 million credit agreement. The credit agreement as amended and restated has a maturity date of October 31, 2004. Amounts advanced under the credit agreement bear interest at prime (4.25%

at March 29, 2003) or Eurodollar (3.77% at March 29, 2003) plus 2.50%. The applicable rate is selected by the Company at its discretion. The outstanding balance was $5.5 million and $4.5 million at March 29, 2003 and September 28, 2002, respectively. The unused portion of this credit line is subject to a commitment fee of 0.125%.

Member loan receivables are periodically sold by GCC to a bank through a loan purchase agreement. This loan purchase agreement, as amended and restated, extends through October 31, 2004. Total loan purchases under the agreement are limited to a total aggregate principal amount outstanding of $70.0 million. GCC entered into an additional loan purchase agreement with another bank in January 1999. This additional loan purchase agreement can be terminated upon thirty days prior written notice. There is no maximum limitation on the loan purchases pursuant to the additional loan purchase agreement. These agreements do not qualify for sales treatment under SFAS No. 140 “Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities”, a replacement of SFAS No. 125 and accordingly the Company accounts for the transfer of these financial assets as a secured borrowing with a pledge of collateral. At March 29, 2003 and September 28, 2002, the aggregate amount of secured borrowings with the banks was $2.2 million and $11.5 million, respectively. The pledged collateral included in notes receivable, current in the accompanying consolidated condensed balance sheets amounted to $1.0 million and $6.6 million and the amounts included in notes receivable, long-term amounted to $1.2 million and $4.9 million as of March 29, 2003 and September 28, 2002, respectively. The notes receivable generally bear interest at rates averaging prime plus 2%, are paid monthly and have maturity dates ranging from 2003 to 2009.

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

Redemption of all capital stock is subject to limitations imposed by the Articles of Incorporation and Bylaws, credit agreements to which the Company is a party, and restrictions imposed by law on the ability of a company to redeem its own shares. As a California corporation, the Company is subject to the provisions of the California General Corporation Law including Section 500 which limits the ability of the Company to make distributions, including distributions to repurchase its own shares and any payments on notes issued to repurchase Unified shares. Section 500 permits such repurchase and note payments only when retained earnings calculated in accordance with generally accepted accounting principles (“GAAP”) equal or exceed the amount of any proposed distribution or an alternative asset/liability ratio test is met. At March 29, 2003, the Company had retained earnings of $2.3 million. Accordingly, the Company is now able to redeem shares subject to the limitation of Section 500 and policies established by the Board of Directors and subject to the Company’s credit agreements.

Prior to the fiscal year ended September 28, 2002, Unified had typically distributed at least 20% of the non-dairy patronage dividends in cash and 80% in Class B Shares to its member-patrons.

In fiscal 2002, the Board of Directors adopted an equity enhancement plan. Pursuant to that plan, Cooperative Division patronage dividends to member-patrons for fiscal year 2002 are payable in the form of:

•	Class B Shares to the extent there existed any deficiency of a member-patron in meeting the requirements for holding Class B Shares specified in the Bylaws of the Company;

•	Patronage Certificates to the extent of the balance of such patronage dividends for member-patrons. Such Patronage Certificates will have a term of five years and an interest rate approximating the five year treasury rate as such rate exists at the fiscal year end, such rate to be adjusted annually thereafter to approximate the same benchmark interest rate on each anniversary of the fiscal year end.

The Company authorized the issuance of $3.3 million of Patronage Certificates as a portion of its patronage dividends for fiscal year 2002. These Patronage Certificates are included in subordinated patronage dividend certificates in the consolidated condensed balance sheets.

In December 2002, as an additional part of its fiscal 2003 equity enhancement plan, the Board of Directors authorized submission to the shareholders of a proposal to create a new class of equity, to be denominated “Class E Shares”, by amendment to the Articles of Incorporation. This proposal was approved by the shareholders in March 2003. The new Class E Shares may be issued as a portion of patronage dividends for the Cooperative Division in 2003 and in future periods, as determined annually at the discretion of the Board of Directors. The Class E Shares have a stated or par value of $100 per share, are non-voting and are non-dividend bearing equity securities. Class E Shares are transferable only with the consent of the Company. Pursuant to the Company’s repurchase policy, Class E Shares cannot be repurchased for ten years from their date of issuance unless approved by the Board of Directors or upon sale or liquidation of the Company. The shares, when redeemed, will be redeemed at stated value. Thereafter, at the election of a holder of Class E Shares, the shares will be repurchased by the Company subject to applicable restrictions imposed by law, credit agreements, and the Company’s redemption policy. For fiscal 2003, patronage dividends in the Cooperative Division will be payable to member-patrons in the form of:

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

Tax Matters

Income taxes are provided using the liability method prescribed by SFAS No. 109, “Accounting for Income Taxes” (“SFAS No. 109”). The Company had net deferred tax assets of $7.8 million and $9.4 million, of which $11.6 million is classified as a current asset in deferred income taxes and $3.8 million and $2.2 million is included in long term liabilities on the accompanying consolidated condensed balance sheets as of March 29, 2003 and September 28, 2002, respectively.

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

The Company’s effective income tax rate from continuing operations was 43% and 42% for the thirteen and twenty six week periods ended March 29, 2003 compared to 40% for the thirteen and twenty six week periods ended March 30, 2002. The Company does not expect to pay any income taxes for the fiscal year ended 2003 due to its net operating loss carry-forwards.

The Internal Revenue Service (the “IRS”) completed its examination of the Company’s consolidated federal income tax returns for the fiscal periods between August 29, 1998 through September 30, 2000. The IRS has proposed adjustments to the federal income tax returns for the corresponding fiscal years that are not significant and will be offset by net operating loss carry-backs.

Results of Operations

The following table sets forth selected financial data of the Company expressed as a percentage of net sales for the periods indicated below:

	Thirteen Weeks Ended		Twenty Six Weeks Ended
	March 29, 2003	March 30, 2002	March 29, 2003	March 30, 2002
Net sales	100.0%	100.0%	100.0%	100.0%
Cost of sales	89.4	90.0	89.5	89.9
Distribution, selling and administrative expenses	9.0	8.6	8.8	8.6

Operating income	1.6	1.4	1.7	1.5
Interest expense	(0.9)	(0.9)	(0.9)	(0.9)
Estimated patronage dividends	(0.4)	(0.4)	(0.5)	(0.4)
Income taxes	(0.1)	—	(0.1)	(0.1)

Earnings from continuing operations	0.2	0.1	0.2	0.1
Loss from discontinued operations, net of income taxes	—	(0.2)	—	(0.3)

Net earnings (loss)	0.2	(0.1)	0.2	(0.2)

The Company has reclassified certain accounts in its consolidated financial statements to reflect the exit of its retail operations and to segregate the related revenues, costs and expenses, assets and liabilities and cash flows. The net operating results, net liabilities and net cash flows of the retail operations have been reported as “Discontinued Operations” for both periods presented.

Thirteen Week Period Ended March 29, 2003 (“2003 Period”) Compared to the Thirteen Week Period Ended March 30, 2002 (“2002 Period”)

Net sales.    Net sales from continuing operations were $654.2 million for the 2003 period and 679.7 million for the 2002 period, a decrease of $25.5 million.

•	Wholesale Distribution Segment: Wholesale sales were $652.7 million for the 2003 period and $693.5 million for the 2002 period, a decline of $40.8 million over the 2002 period.

On September 25, 2002, the Company’s Board of Directors approved a plan to exit the Company’s retail operations. During the 2003 period, the company closed two retail locations, leaving three operating stores open pending their sale or closure. The Company also closed three retail locations during fiscal 2002 subsequent to the thirteen-week period ended March 30, 2002. The reduction in sales to corporate retail locations and other inter-company activities was $15.2 million.

The Company modified its pricing program in July 2002 to charge its customers in its core product categories based on a cents per case service fee rather than a percent of sales methodology. The sell plan change is intended to maintain the Company’s dollar profit margin on products sold to customers as consumer purchasing patterns change in response to economic and business conditions. The pricing program modification also factored in the cost to distribute products resulting in an increase in margin on lower value products. The change created an expected decline in low margin product sales while improving the Company’s overall profitability. The decline in low margin product sales was $13.5 million over the prior period.

Due to the timing of Easter and Passover, seasonal sales did not take place in the current period although they were included in the prior period. The change in the timing of seasonal sales resulted in an approximate $2.5 million reduction in sales over the prior period.

Two of the Company’s non-member chain account customers began sourcing their specialty grocery and general merchandise products from other suppliers during the current period. Sales to these two customers declined $2.3 million over the previous period.

Store closures net of new store openings and a general softness in the economy accounted for the remaining $7.3 million decline over the prior period.

•	All Other: Net sales for the Company’s other wholly owned subsidiaries for the 2003 period were $10.3 million compared to $10.4 million for the 2002 period.

Cost of Sales.    Cost of sales was $584.8 million and $611.8 million or 89.4% and 90.0% of net sales for the 2003 and 2002 periods, respectively.

•	Wholesale Distribution Segment: Cost of sales was $579.2 million and $607.4 million or 88.5% and 89.4% of net wholesale sales for the 2003 and 2002 periods, respectively. The decrease in cost of sales as a percent of net sales was due to the modifications the Company made to its pricing program for its core product categories.

•	All Other: Cost of sales was $5.6 million and $4.4 million for the 2003 and 2002 periods respectively. The higher cost of sales was due to premium increases in policies written by the Company’s insurance subsidiary that resulted in a $0.9 million increase in underwriting costs and an additional insurance reserve provision of $0.8 million to comply with statutory reserve requirements. These increases were offset by a reduction of $0.5 million due to the closure of the Company’s printing and transportation subsidiaries.

Distribution, Selling and Administrative.    Distribution, selling and administrative expenses increased $0.3 million to $58.8 million (9.0% of net sales) in the 2003 period compared to $58.5 million (8.6% of net sales) in the 2002 period.

•	Wholesale Distribution Segment: Expenses of $57.6 million for the 2003 period were $1.7 million higher than the 2002 period. Expenses as a percent of net wholesale sales were 8.9% compared to 8.2% in the prior year. Several factors contributed to the overall cost change.

Wages and benefits, primarily in the union labor pool, declined $2.1 million over the prior period due to lower sales and operating efficiencies resulting in fewer positions needed to distribute the sales volume. Wage and benefit cost reductions were partially offset by an approximate $1.1 million increase due to the yearly cost of living adjustment that averaged approximately 2.5%. The Company reduced costs $0.9 million over the prior year from renegotiated rental rates at two of the Company’s facilities, lower third party storage expense and lower fleet equipment costs.

Offsetting these cost reductions the Company realized an increase in expenses of $2.7 million due mainly to higher medical benefits, insurance premiums, diesel fuel and the amortization of deferred costs associated with the implementation of new computer systems. Additionally, the Company’s non-union pension expense for the 2003 period was $0.8 million higher than the 2002 period due to performance in the equity markets.

The remaining increase of $0.1 million was made up of other less significant changes in other distribution, selling and administrative expenses.

•	All Other: Distribution, selling and administrative expenses for the Company’s other wholly owned subsidiaries for the 2003 period were $1.2 million compared to $2.6 million for the 2002 period. The closure of the Company’s printing and transportation subsidiaries contributed $0.8 million of the reduction compared to prior year. The Company’s finance subsidiary recovered $0.6 million on a loan previously written off.

Interest.    Interest expense was $5.9 million (0.9% of net sales) in the 2003 period as compared to $6.1 million (0.9% of net sales) in the 2002 period. The Company’s effective borrowing rates for its primary debt instruments for the 2003 and 2002 periods were 6.3% and 6.2%, respectively. Weighted average borrowings declined $34.5 million in the 2003 period. The reduction in interest expense from the decline in the average borrowings was partially offset by increases in interest expense related to leases and secondary debt instruments.

Estimated Patronage Dividends.    Estimated patronage dividends for the 2003 period were $2.8 million for the 2003 and 2002 periods. Estimated patronage earnings for 2003 period consisted of the patronage earnings from the Company’s three patronage pools: the Cooperative Division and the Southern California and Pacific Northwest Dairy Divisions. For the 2003 period, the Company had patronage earnings of $0.2 million in the Cooperative Division, $2.5 million in the Southern California Dairy Division and $0.1 million in the Pacific Northwest Dairy Division. In the 2002 period, the Company had patronage earnings of $0.1 million in the Cooperative Division, $2.6 million in the Southern California Dairy Division and $0.1 million in the Pacific Northwest Dairy Division.

Income Taxes.    Income tax expense from continuing operations was $0.8 million for the 2003 period compared to $0.2 million for the 2002 period. The Company’s effective income tax rate from continuing operations was 43.0% for the 2003 period compared to 40.0% for the 2002 period.

Discontinued Operations.    The Company’s retail operations incurred losses of $3.1 million for the 2003 period. The losses for the 2003 period consist of $2.2 million in operational losses, $0.6 million in lease termination costs and $0.3 million for severance and other contract termination costs. These disposal costs were charged against disposal reserves established at September 28, 2002 as part of the Company’s exit from its retail operations.

Twenty Six Week Period Ended March 29, 2003 (“2003 Period”) Compared to the Twenty Six Week Period Ended March 30, 2002 (“2002 Period”)

Net Sales.    Net sales from continuing operations were $1.4 billion for the 2003 period, a decrease of $28.4 million over the 2002 period.

•	Wholesale Distribution Segment: Wholesale sales were $1.4 billion, a decrease of $58.2 million over the 2002 period. On September 25, 2002, the Company’s Board of Directors approved a plan to exit the Company’s retail operations. During the 2003 period, the company closed six retail locations, leaving three operating stores open pending their sale or closure. The Company also closed three retail locations during fiscal 2002 subsequent to the twenty-six week period ended March 30, 2002. The reduction in sales to corporate retail locations and other inter-company activities was $28.7 million.

The Company modified its pricing program in July 2002 to charge its customers in its core product categories based on a cents per case service fee rather than a percent of sales methodology. The sell plan change is intended to maintain the Company’s dollar profit margin on products sold to customers as consumer purchasing patterns change in response to economic and business conditions. The pricing program modification also factored in the cost to distribute products resulting in an increase in margin on lower value products. The change created an expected decline in low margin product sales while the overall profitability increased. The decline in low margin product sales was $9.0 million over the prior period.

Due to the timing of Easter and Passover, seasonal sales did not take place in the current period although they were included in the prior period. The change in the timing of seasonal sales resulted in an approximate $2.5 million reduction in sales over the prior period.

Two of the Company’s non-member chain account customers began sourcing their specialty grocery and general merchandise products from other suppliers during the current period. Sales to these two customers declined $2.3 million over the previous period.

Store closures net of new store openings and a general softness in the economy accounted for the remaining $15.7 million decline over the prior period.

•	All Other: Net sales increased $0.6 million to $21.7 million during the current period. Underwriting revenues increased $1.9 million in the Company’s insurance subsidiary primarily from increased rates on policy renewals. The Company closed its printing and transportation subsidiaries effective December 28, 2002. The closure resulted in a sales reduction of $1.0 million in the current period compared to the previous period. A reduction in other activities over the prior period reduced sales $0.3 million.

Cost of Sales.    Cost of sales was $1.2 billion, a decline of $31.5 million over the prior year. Cost of sales as a percent of net sales was 89.5% compared to 89.9% in the prior year.

•	Wholesale Distribution Segment: Cost of sales of $1.2 billion was $33.3 million lower than prior year. Cost of sales as a percent of net wholesale sales was 89.8% compared to 90.3% in the prior year. The decrease in cost of sales as a percent of net sales was due to the modifications the Company made to its pricing program for its core product categories.

•	All Other: Cost of sales was $9.9 million and $8.1 million for the 2003 and 2002 periods respectively. The higher cost of sales was due to premium increases in policies written by the Company’s insurance subsidiary that resulted in a $1.4 million increase in underwriting costs and an additional insurance reserve provision of $0.8 million to comply with statutory reserve requirements. The closure of the Company’s printing and transportation subsidiaries reduced costs by $0.4 million over the prior period.

Distribution, Selling and Administrative.    Distribution, selling and administrative expenses were $119.8 million for the 2003 and 2002 periods. Expenses as a percent of net sales were 8.8% and 8.6% for the 2003 and 2002 period, respectively.

•	Wholesale Distribution Segment: Expenses of $116.2 million for the 2003 period were $1.6 million higher than the 2002 period. Expenses as a percent of net wholesale sales were 8.7% and 8.4% for the 2003 and 2002 period, respectively. Several factors contributed to the overall cost change.

The Company implemented a work force reduction in December 2001 resulting in the reduction of 198 active positions. Union labor and benefit costs were also reduced as operating efficiencies resulted in fewer positions being needed to distribute the sales volume and lower overall sales. These labor changes reduced costs $6.0 million over the prior year. Labor and benefit cost reductions were partially offset by an approximate $2.2 million increase due to the yearly cost of living adjustment that averaged approximately 2.5%. The Company reduced costs $1.5 million over the prior year as a result of renegotiating rental rates at two of the Company’s facilities, lower third party storage expense and lower fleet equipment costs.

Offsetting the cost reduction the Company realized an increase in expenses of $5.7 million due mainly to higher medical benefits, insurance premiums, diesel fuel, and the amortization of deferred costs associated with the implementation of new computer systems. Additionally, the Company’s non-union pension expense for the 2003 period was $1.6 million higher due to performance in the equity markets.

The remaining decrease of $0.4 million was made up of other less significant changes in other distribution, selling and administrative expenses.

•	All Other: Distribution, selling and administrative expenses for the Company’s other wholly owned subsidiaries for the 2003 period were $3.7 million compared to $5.1 million for the 2002 period. The closure of the Company’s printing and transportation subsidiaries contributed $1.0 million of the reduction as compared to prior year. The Company’s finance subsidiary recovered $0.6 million on a loan previously written off.

Interest.    Interest expense was $11.9 million (0.9% of net sales) for both the 2003 and 2002 periods. The Company’s effective borrowing rates for its primary debt instruments for the 2003 and 2002 periods were 6.3% and 6.2%, respectively. Weighted average borrowings declined $20.8 million in the 2003 period. The reduction in interest expense from the decline in the average borrowings was offset by an increase in interest expense related to leases and secondary debt instruments.

Estimated Patronage Dividends.    Patronage dividends for the 2003 period were $6.8 million, an increase of $1.2 million from $5.6 million in 2002 period. Estimated patronage earnings for 2003 period consisted of the patronage earnings from the Company’s three patronage pools: the Cooperative Division and the Southern California and Pacific Northwest Dairy Divisions. For the 2003 period, the Company had patronage earnings of $1.4 million in the Cooperative Division, $5.2 million in the Southern California Dairy Division and $0.2 million in the Pacific Northwest Dairy Division. In the 2002 period, the Company had patronage earnings of $0.2 million in the Cooperative Division, $5.3 million in the Southern California Dairy Division and $0.1 million in the Pacific Northwest Dairy Division.

Income Taxes.    Income tax expense from continuing operations was $1.6 million for the 2003 period compared to a tax expense of $0.8 million for the 2002 period. The Company’s effective income tax rate from continuing operations was 42.0% for the 2003 period compared to 40.0% for the 2002 period.

Discontinued Operations.    The Company’s retail operations incurred losses of $6.2 million for the 2003 period. The losses for the 2003 period consist of $2.6 million in operational losses, $3.3 million in lease termination costs and $0.3 million for severance and other contract termination costs. These disposal costs were charged against disposal reserves established at September 28, 2002 as part of the Company’s exit from its retail operations.

Additional Discussion and Analysis

As with all companies, Unified’s management deals with many risks and uncertainties in the course of performing its responsibilities. The Additional Discussion and Analysis section provides additional information on such issues.

Goodwill Impairment.    The Company’s operating results are highly dependent upon maintaining and growing its distribution volume to members. The Company’s top ten customers constitute approximately 30% of total sales. A significant loss in customers or volume could adversely affect the Company’s operating results. The Merger with United created goodwill whose balance is approximately $26.0 million at March 29, 2003. To date, the sales activity and customer base of the combined entity remain strong. However, a significant loss in volume could potentially impair the carrying amount of goodwill necessitating a write down in this asset. As a result of continuing operating losses generated by the Company’s retail business and the determination that future improvements would require ongoing capital investment that might be at risk, the Company’s Board of Directors in September 2002 approved a resolution to exit the Company’s retail operations. The plan of disposition included the closure of three retail stores prior to the Company’s 2002 fiscal year end and either the sale or closure of the Company’s remaining nine stores in fiscal 2003. Accordingly, the decision to exit the retail business resulted in an impairment of the underlying assets including goodwill pursuant to SFAS No. 121, “Accounting for the Impairment of Long Lived Assets” (“SFAS No. 121”). As a result, the Company wrote off goodwill related to its retail operations totaling $21.1 million, net of taxes, at September 28, 2002.

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

Litigation.    During the normal course of business, the Company is involved in litigation. In the event that management determines that the probability of an adverse judgment in pending litigation is likely and that the exposure can be reasonably estimated, appropriate reserves are recorded. Although the Company believes its reserves to be adequate, the final outcome of any litigation could adversely affect operating results if the actual liability exceeds recorded reserves and insurance coverage.

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

Product Liability.    An inherent risk of the food distribution industry is the risk of exposure to product liability claims in the event people who purchase products from the Company become ill or incur some other form of injury. The Company maintains stringent quality standards on products purchased or manufactured by the Company. The Company also rigorously tests its private brands products to ensure the Company’s quality standards are met. In response to this potential risk, the Company purchases liability insurance and also requires product manufacturers to maintain an appropriate level of liability insurance to protect against product liability claims that may occur. The Company believes that its current liability insurance provides adequate coverage, but if losses exceed this coverage the Company’s financial position and results of operations may be harmed.

Insurance Reserves.    The Company’s insurance subsidiaries are regulated by the State of California and are subject to the rules and regulations promulgated by appropriate regulatory agencies. Reserves are established to fund payments under policies issued to policyholders. The adequacy of the reserves are reviewed annually by a third party actuary. The amount of required reserves is affected by various assumptions and actuarial calculations including but not limited to health care cost trends, mortality rates, demographics, federal and state law, as well as insurance claim trends. As a result, the amount of reserves required to settle future claims may vary from year to year. Although the Company believes its reserves to be adequate, significant and adverse changes in the experience of claims settlement could negatively impact operating results if the Company’s claim cost experiences exceed the actuarial calculations.

Bank Covenants.    The Company’s revolving loan agreement with banks required improved performance in the first quarter of fiscal 2003 to continue financial covenant compliance. Such improvement was attained and no future changes in the existing covenants exist under the life of the current revolving loan agreement with banks, which matures October 1, 2004. However, a failure to maintain the improved operating performance could have an adverse effect upon the continued compliance and resulting availability of loan funds or the terms upon which loan funds would continue to be available, and the impact could be material.

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

Critical Accounting Policies

The Securities and Exchange Commission defines “critical accounting policies” as those that require application of management’s most difficult, subjective or complex judgments, often as a result of the need to make estimates about the effect of matters that are inherently uncertain and may change in subsequent periods. The Company’s critical accounting policies and important accounting practices are outlined and described below.

Insurance Reserves.    The Company’s insurance subsidiaries require management to make estimates of claims anticipated to be made in the future by policyholders and to establish appropriate reserves for those claims. In addition, the Company is self insured for workers compensation up to $100,000 per incident and maintains appropriate reserves to cover anticipated payments. Insurance reserves are recorded based on estimates made by management and validated by third party actuaries to ensure such estimates are within acceptable ranges. Actuarial estimates are based on detailed analyses of health care cost trends, mortality rates, claims history, demographics, industry trends and federal and state law. As a result, the amount of reserve and related expense is significantly affected by the outcome of these studies. Insurance reserves maintained by the Company’s insurance subsidiaries and the Company’s reserve for workers compensation payouts were approximately $39.3 million as of March 29, 2003 and September 28, 2002.

Allowance for Uncollectible Accounts and Notes Receivable.    The preparation of the Company’s financial statements requires management to make estimates of the collectability of its accounts and notes receivable.

Management specifically analyzes accounts receivable and historical bad debts, customer credit-worthiness, current economic trends and changes in customer payment patterns when evaluating the adequacy of the allowance for doubtful accounts. In determining the appropriate level of reserves to be established, the Company utilizes several techniques including specific account identification, percentage of aged receivables and historical cash collection trends. In addition, when establishing reserves, the Company takes into consideration collateral such as redemption notes, Class B Shares, cash deposits and personal guarantees. A bankruptcy or financial loss associated with several major customers could have a material adverse effect on the Company’s sales and operating results. The Company’s allowance for doubtful accounts for trade and short term notes receivable was approximately $0.9 million and $0.5 million for long term notes receivable at March 29, 2003. Pursuant to quasi-reorganization accounting, the Company’s contra accounts including the allowance for doubtful accounts were eliminated and offset against the trade and notes receivable accounts at September 28, 2002, thereby stating these accounts at their fair value. The fair value represents gross accounts and notes receivables reduced to fair value by an allowance for uncollectible amounts and other fair value adjustments of $12.7 million at September 28, 2002.

Lease Loss Reserves.    The Company must estimate and record appropriate reserves for leased property for which the Company provides lease guarantees and sub-leases to its member patrons. Variables affecting the level of reserves recorded include the remaining lease term, vacancy rates of leased property, the state of the economy, property taxes, common area maintenance costs and estimates of the amount of time to sub-lease the property. In estimating the appropriate level of reserves to record, the Company estimates the amount of losses to be incurred over the remaining term of the lease and discounts these amounts to their net present value. The Company’s lease loss reserves were approximately $12.3 million and $14.3 million as of March 29, 2003 and September 28, 2002, respectively.

Intangibles and Long Lived Assets.    As a result of the Company’s implementation of a quasi-reorganization as of September 28, 2002, the Company was required to early adopt SFAS No. 142 which provides that goodwill and other intangible assets with indefinite lives will no longer be amortized, but shall be tested for impairment annually, or more frequently if circumstances indicate potential impairment. The impairment test is comprised of two steps: (1) a reporting unit’s fair value is compared to its carrying value; if the fair value is less than its carrying value, goodwill impairment is indicated; and (2) if impairment is indicated in the first step, it is measured by comparing the implied fair value of goodwill to its carrying value at the reporting unit level. In determining fair value, the Company uses the discounted cash flow method which assumes a certain growth rate projected over a period of time in the future and discounted to present value using the Company’s estimated cost of capital. Adoption of SFAS No. 142 did not have an impact on the Company’s consolidated financial statements at September 28, 2002.

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

Certain of the liabilities established in connection with the discontinued operations such as lease reserves and settlements (including proceeds to be received or paid in connection with lease buyouts) and contract terminations will be resolved in future years. As of March 29, 2003, the provisions established for these matters are considered adequate.

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

Tax Valuation Allowances.    The Company accounts for income taxes in accordance with SFAS No. 109, “Accounting for Income Taxes”, which requires that deferred tax assets and liabilities be recognized using enacted tax rates for the effect of temporary differences between the book and tax bases of recorded assets and liabilities. SFAS No. 109 also requires that deferred tax assets be reduced by a valuation allowance if it is more likely than not that some portion or all of the net deferred tax asset will not be realized. At March 29, 2003 and September 28, 2002, the Company had approximately $7.8 million and $9.4 million, respectively, in net deferred tax assets that were reduced by a tax valuation allowance of approximately $6.4 million.

Benefit Plans.    The Company accounts for its pension plans in accordance with SFAS No. 87, “Employer’s Accounting for Pensions”, which requires the Company to make actuarial assumptions which are used to calculate the value of pension plan assets, liabilities and expenses recorded in the Company’s financial statements. The assumptions are regularly evaluated by management in consultation with outside actuaries who are relied upon as experts. In the event that the Company determines that changes are warranted in the assumptions used, such as the discount rate, expected long term rate of return on plan assets, or health care costs, future pension and postretirement benefit expenses could increase or decrease.

Forward-Looking Information

This document and other documents of Unified may contain “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995. These statements relate to expectations concerning matters that (a) are not historical facts, (b) predict or forecast future events or results, or (c) embody assumptions that may prove to have been inaccurate, including Unified’s assessment of the probability and materiality of losses associated with litigation and other contingent liabilities; and Unified’s expectations regarding the adequacy of capital and liquidity. Also, when we use words such as “believes,” “expects,” “anticipates” or similar expressions, we are making forward-looking statements. Although Unified believes that the expectations reflected in such forward-looking statements are reasonable, we cannot give you any assurance that such expectations will prove correct. Important factors that could cause actual results to differ materially from such expectations include the adverse effects of the changing industry environment and increased competition; sales decline and loss of customers; exposure to the uncertainties of litigation and other contingent liabilities; the ability of Unified to close and sell its discontinued operations within the parameters of the estimates made with respect to the closure or sale; the inability of the Company to maintain its operating performance and equity base in order to meet financial covenants applicable to future periods; and the increased credit risk to Unified caused by the ability of former United members to establish their required minimum deposits over time through use of patronage dividends to purchase Class B Shares if such members default on their obligations to Unified prior to their deposit requirements being met and the existing deposit proves inadequate to cover such members’ obligation. Important factors that could cause actual results to differ materially from the Company’s expectations also include the factors discussed under the caption “Additional Discussion and Analysis” within Management’s Discussion and Analysis of Financial Condition and Results of Operations. All forward-looking statements attributable to Unified are expressly qualified in their entirety by the factors that may cause actual results to differ materially from anticipated results.

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

Unified has only limited involvement with derivative financial instruments. They are used to manage well-defined interest rate risks. Unified entered into a five-year interest rate collar agreement in February 1999 in relation to certain borrowings on its variable rate revolving credit facility. The collar agreement was put in place without incurring a fee with respect to the collar transaction. The hedge agreement is structured such that Unified pays a variable rate of interest between 6% (cap rate) and 4.94% (floor rate) based on a notional amount of $50 million. The weighted average interest rate, prior to lender’s margin, on borrowings on the revolving credit facility was 1.53% at March 29, 2003. Prior to the quasi-reorganization, the Company recorded an unrealized loss of $2.4 million in other comprehensive earnings reflecting the fair value of the collar agreement at September 28, 2002. The elimination of other comprehensive earnings (loss) as part of the fair value adjustment process resulted in the unrealized loss of $2.4 million becoming the new cost basis of the collar agreement. The fair value of the collar agreement was an unrealized loss of $1.9 million and $2.4 million at March 29, 2003 and September 28, 2002, respectively. Accordingly, the Company recorded an unrealized gain of $0.3 million and $0.5 million for the thirteen and twenty six week periods ended March 29, 2003, respectively.

Unified is subject to interest rate changes on its notes payable under the Company’s credit agreements that may affect the fair value of the notes payable and cash flow and earnings. Based on the notes payable outstanding at March 29, 2003 and the current market condition, a 100 basis point increase in the applicable interest rates would decrease the Company’s annual cash flow and pretax earnings by approximately $1.4 million. Conversely, a 100 basis point decrease in the applicable interest rates would increase annual cash flow and pretax earnings by $1.4 million.

With the adoption of SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activity”, the Company’s investments in convertible bonds were reclassified from available for sale securities to trading securities. As a result of changing the classification of the convertible bonds, the Company is subject to market risk associated with fluctuations in interest rates and the market value of the embedded conversion feature. During the thirteen and twenty six week periods ended March 29, 2003, the Company recorded gains due to the changes in the fair value of the convertible bonds totaling $48,000 and $0.4 million, respectively.

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

During fiscal 2002, the Company became involved in litigation in the state of Hawaii stemming from the Company’s 1996 sale of a subsidiary to a private investor, events subsequent to the sale, and the subsequent bankruptcy and liquidation of such business. In re: Hawaiian Grocery Stores, Ltd; and Mark J.C. Yee vs. Unified Western Grocers, Inc., Certified Grocers of California, Ltd., and Grocers Specialty Company, and KPMG, was filed December 14, 2001. In this case, the Trustee for the bankruptcy estate, who is the plaintiff in the matter, has asserted preference claims against Certified Grocers of California, Ltd. (“Certified”), the predecessor of Unified, based on alleged insider relationship, fraudulent transfer claims against Certified and Grocers Specialty Company, fraud claims against Certified, Grocers Specialty Company and other unnamed parties, and contract and tort claims against KPMG. In its prayer for relief, the plaintiff seeks judgment against the defendants for $13.5 million, plus interest, punitive damages of $10 million and other unspecified damages. The Trustee also filed a complaint in the Hawaii Circuit Court, First Circuit, entitled Mark J.C. Yee, Trustee for the Bankruptcy Estate of Hawaiian Grocery Stores, Ltd., vs. Unified Western Grocers, Inc., Certified Grocers of California, Ltd., Grocers Specialty Company, RHL, Inc., Alfred A. Plamann, Charles Pilliter, Daniel T. Bane, Robert M. Ling, David A. Woodward, Richard H. Loeffler, Fletcher Robbe, Goodsill Anderson Quinn and Stifel, and Does 1-10 on May 17, 2002 . This action, which generally arises out of the same transactions that are the subject of the Federal District Court proceeding referenced above, asserts breach of fiduciary duties by the officers and directors of Hawaiian Grocery Stores, Ltd. (“HGS”), the controlling shareholder of HGS (Grocery Specialty Company) and the controlling shareholder’s parent corporation (Certified), and breach of fiduciary duties by defendants Goodsill, Loeffler, RHL, Inc., and Robbe. Current and former officers of the Company were officers or directors of HGS during certain periods and a subsidiary of the Company was a shareholder of HGS during certain periods. The complaint seeks compensatory damages of approximately $13.5 million, plus interest, punitive damages of $10.0 million and other unspecified damages. All of the above referenced matters are now pending in the Federal District Court for the District of Hawaii. In March 2003, the Trustee amended the complaints in the above-referenced matters to add Bruce Barber and Sheppard Mullin Richter & Hampton LLP, as defendants. These proceedings are in their very early stages and the Company intends to vigorously defend this litigation.

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

Item 2.	Changes in Securities and Use of Proceeds

None

Item 3.	Defaults upon Senior Securities

None

Item 4.	Submission of Matters to a Vote of Security Holders

(a)  Date of Meeting:    March 11, 2003 (Annual Meeting)

(b)  The matters voted upon at the meeting and the results of each vote are as follows:

Election of Directors

Class A Directors	Votes For	Withheld Authority
Louis A. Amen	43,800	9,400
David M. Bennett	44,700	8,500
John Berberian	44,500	8,700
Edmund Kevin Davis	45,100	8,100
Deiter Huckestein	44,500	8,700
Darioush Khaledi	44,100	9,100
John D. Lang	44,600	8,600
Jay T. McCormack	45,000	8,200
Peter J. O’Neal	45,200	8,000
Michael A. Provenzano, Jr.	44,400	8,800
Thomas S. Sayles	44,600	8,600
Kenneth Ray Tucker	45,400	7,800
Richard L. Wright	45,200	8,000

Class B Directors	Votes For	Withheld Authority
Douglas A. Nidiffer	335,828	38,303
Mimi R. Song	334,316	39,815
Robert E. Stiles	349,314	24,817

Amendment to Articles of Incorporation to authorize the issuance of Class E Shares:

Votes For	Votes Against	Votes Abstaining
37,800	12,900	2,800

Item 5.    Other Information

None

Item 6.    Exhibits and Reports on Form 8-K

(a)  Exhibits:

3.1	Amended and Restated Articles of Incorporation

3.2	Amended and Restated Bylaws

99.1	Certification pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes Oxley Act of 2002

(b)  Reports on Form 8-K:

None

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

UNIFIED WESTERN GROCERS, INC. (Registrant)

By	/s/ ALFRED A. PLAMANN
Alfred A. Plamann On behalf of the Registrant and as President and Chief Executive Officer

By	/s/ RICHARD J. MARTIN
Richard J. Martin Executive Vice President, Finance & Administration and Chief Financial Officer

By	/s/ WILLIAM O. COTÉ
William O. Coté Vice President, Controller

Dated:    May 12, 2003

CHIEF EXECUTIVE OFFICER CERTIFICATION

I, Alfred A. Plamann, President and Chief Executive Officer of Unified Western Grocers, Inc., certify that:

1.	I have reviewed this quarterly report on Form 10-Q of Unified Western Grocers, Inc. (the “Registrant”);

2.	Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3.	Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the Registrant as of, and for, the periods presented in this quarterly report;

4.	The Registrant’s other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the Registrant and we have:

a.	Designed such disclosure controls and procedures to ensure that material information relating to the Registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

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

6.	The Registrant’s other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Dated:    May 12, 2003

/s/ ALFRED A. PLAMANN
Alfred A. Plamann President and Chief Executive Officer (principal executive officer)

CHIEF FINANCIAL OFFICER CERTIFICATION

I, Richard J. Martin, Executive Vice President, Finance and Administration and Chief Financial Officer of Unified Western Grocers, Inc., certify that:

1.	I have reviewed this quarterly report on Form 10-Q of Unified Western Grocers, Inc., (the “Registrant”);

2.	Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3.	Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the Registrant as of, and for, the periods presented in this quarterly report;

4.	The Registrant’s other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the Registrant and we have:

a.	Designed such disclosure controls and procedures to ensure that material information relating to the Registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

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

6.	The Registrant’s other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Dated:    May 12, 2003

/s/ RICHARD J. MARTIN
Richard J. Martin Executive Vice President, Finance and Administration and Chief Financial Officer (principal financial and accounting officer)