Form 10-Q
period 2003-06-28
UNIFIED WESTERN GROCERS INC
filed 2003-08-08
CIK 320431

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED JUNE 28, 2003 OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE TRANSITION PERIOD FROM TO

Commission file number 0-10815

UNIFIED WESTERN GROCERS, INC.

(Exact name of registrant as specified in its charter)

California	95-0615250
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

5200 Sheila Street, Commerce, CA 90040

(Address of principal executive offices) (Zip Code)

(323) 264-5200

(Registrant’s telephone number, including area code)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act.)

Yes ☐     No ☒

The number of shares outstanding of each of the registrant’s classes of common stock, as of August 8, 2003, were as follows:

Class A: 74,825 shares             Class B: 481,684 shares             Class C: 16 shares

i

PART I.    FINANCIAL INFORMATION

Item 1.    Financial Statements (Unaudited)

Unified Western Grocers, Inc. and Subsidiaries

Consolidated Condensed Balance Sheets—Unaudited

(dollars in thousands)

	June 28, 2003	September 28, 2002
Assets
Current Assets:
Cash and cash equivalents	$19,989	$9,957
Accounts and notes receivable, net of allowances of $1.5 million at June 28, 2003	150,351	190,397
Inventories	172,296	202,190
Prepaid expenses	4,576	6,524
Deferred income taxes	11,292	11,649
Net current assets of discontinued operations	1,028	—

Total current assets	359,532	420,717
Properties, net	188,944	193,190
Investments	53,585	53,531
Notes receivable, net of allowances of $0.6 million at June 28, 2003	27,596	23,696
Goodwill	29,671	30,149
Other assets, net	49,100	53,157

Total Assets	$708,428	$774,440

Liabilities and Shareholders’ Equity
Current Liabilities:
Accounts payable	$126,588	$146,342
Accrued liabilities	97,813	91,798
Current portion of notes payable	12,969	18,058
Patrons’ excess deposits and declared patronage dividends	14,748	17,472
Net current liabilities of discontinued operations	—	3,069

Total current liabilities	252,118	276,739
Notes payable, due after one year	236,069	287,780
Long-term liabilities, other	106,289	105,048
Net long-term liabilities of discontinued operations	—	1,242
Patrons’ deposits and certificates:
Patrons’ required deposits	18,912	13,261
Subordinated patronage dividend certificates	3,269	3,338
Commitments and contingencies
Shareholders’ equity:
Class A Shares: 500,000 shares authorized, 74,325 and 71,125 shares outstanding at June 28, 2003 and September 28, 2002, respectively	11,216	10,771
Class B Shares: 2,000,000 shares authorized, 481,684 and 478,909 shares outstanding at June 28, 2003 and September 28, 2002, respectively	76,312	76,261
Retained earnings after elimination of accumulated deficit of $26,976 effective September 28, 2002	3,491	—
Accumulated other comprehensive income	752	—

Total shareholders’ equity	91,771	87,032

Total Liabilities and Shareholders’ Equity	$708,428	$774,440

The accompanying notes are an integral part of these statements.

Unified Western Grocers, Inc. and Subsidiaries

Consolidated Condensed Statements of Earnings (Loss) and Comprehensive Earnings (Loss)—Unaudited

(dollars in thousands)

	Thirteen Weeks Ended		Thirty-Nine Weeks Ended
	June 28, 2003	June 29, 2002	June 28, 2003	June 29, 2002
Net sales	$714,575	$691,827	$2,071,380	$2,077,040
Cost of sales	644,516	623,506	1,858,870	1,869,375
Distribution, selling and administrative expenses	59,349	57,851	179,188	177,605

Operating income	10,710	10,470	33,322	30,060
Interest expense	(5,276)	(5,752)	(17,158)	(17,646)

Earnings from continuing operations before estimated patronage dividends and income taxes	5,434	4,718	16,164	12,414
Estimated patronage dividends	(3,768)	(4,345)	(10,536)	(9,964)

Earnings from continuing operations before income taxes	1,666	373	5,628	2,450
Income taxes	(490)	(149)	(2,137)	(980)

Earnings from continuing operations	1,176	224	3,491	1,470
Loss from discontinued operations, net of income tax benefits of $0.1 million and $1.0 million for the thirteen and thirty-nine weeks ended June 29, 2002, respectively	—	(1,361)	—	(5,403)

Net earnings (loss)	1,176	(1,137)	3,491	(3,933)
Other comprehensive earnings (loss), net of income taxes:
Unrealized gain (loss) on valuation of interest rate collar	419	(619)	969	(128)
Unrealized holding (loss) gain on investments	(159)	586	(217)	150

Comprehensive earnings (loss)	$1,436	$(1,170)	$4,243	$(3,911)

The accompanying notes are an integral part of these statements.

Unified Western Grocers, Inc. and Subsidiaries

Consolidated Condensed Statements of Cash Flows—Unaudited

(dollars in thousands)

	Thirty-Nine Weeks Ended
	June 28, 2003	June 29, 2002
Cash flows from operating activities:
Net earnings (loss)	$3,491	$(3,933)
Less: Loss from discontinued operations	—	(5,403)

Earnings from continuing operations	3,491	1,470
Adjustments to reconcile net earnings to net cash provided by operating activities:
Depreciation and amortization	19,112	18,218
Provision for doubtful accounts	2,077	1,619
(Gain) loss on sale of properties	(279)	116
Deferred taxes	1,797	980
Purchases of trading securities	(1,344)	(1,404)
Proceeds from maturities or sales of trading securities	4,569	1,411
(Increase) decrease in assets:
Accounts and notes receivable, net	32,579	23,966
Inventories	29,894	23,729
Prepaid expenses	1,948	2,031
Pension plan assets	—	(299)
Increase (decrease) in liabilities:
Accounts payable	(19,754)	(47,549)
Accrued liabilities	5,576	(471)
Long-term liabilities, other	3,404	3,608

Net cash provided by operating activities	83,070	27,425

Cash flows from investing activities:
Purchase of properties	(3,481)	(5,238)
Purchases of securities and other investments	(16,529)	(10,326)
Proceeds from maturities or sales of securities and other investments	14,002	5,834
(Increase) decrease in notes receivable	(8,389)	4,998
Proceeds from sales of properties	391	540
Increase in other assets	(1,985)	(13,943)

Net cash utilized by investing activities	(15,991)	(18,135)

Cash flows from financing activities:
Additions to long-term notes payable	—	1,599
Reduction of long-term notes payable	(42,000)	—
Reduction of short-term notes payable	(9,806)	(6,739)
Payment of deferred financing fees	(831)	(459)
Patrons’ excess deposits and declared patronage dividends	(916)	108
Redemption of patronage dividend certificates	(1,808)	(2,262)
Increase in members’ required deposits	6,021	4,232
Issuance of shares to members	503	—

Net cash utilized by financing activities	(48,837)	(3,521)

Net increase in cash and cash equivalents from continuing operations	18,242	5,769
Net cash utilized by discontinued operations	(8,210)	(8,964)
Cash and cash equivalents at beginning of period	9,957	12,278

Cash and cash equivalents at end of period	$19,989	$9,083

Supplemental disclosure of cash flow information:
Cash paid during the period for:
Interest	$17,093	$17,587
Income taxes	18	15
Supplemental disclosure of non-cash items:
Conversion of patrons’ required deposits and Patronage Certificates to Class B Shares	$439	$—
Conversion of Class B Shares to long-term debt	—	300
Capital leases	4,369	—

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

Certain amounts in the prior periods’ financial statements have been reclassified to conform to the current period’s presentation.

2.    Discontinued Operations

On September 25, 2002, the Company’s Board of Directors approved a plan to exit the Company’s retail operations. The plan of disposition included the closure of three retail stores prior to September 28, 2002 with the remaining nine stores being sold or closed in fiscal 2003. As a result, the Company has reclassified its consolidated financial statements to reflect the exit of its retail operations and to segregate the revenues, costs and expenses, assets and liabilities and cash flows of this business. The net operating results, assets and liabilities and cash flows of the retail operations have been reported as “discontinued operations” in the accompanying financial statements. As of June 28, 2003, nine stores were closed and the Company continued to operate three stores pending their closure or sale.

Revenues from discontinued operations were $9.9 million and $43.3 million for the thirteen and thirty-nine week periods ended June 28, 2003, respectively, compared to $29.4 million and $99.4 million for the thirteen and thirty- nine week periods ended June 29, 2002, respectively. Net losses from discontinued operations were approximately $3.7 million and $6.1 million for the thirteen and thirty-nine week periods ended June 28, 2003, respectively, compared to $1.4 million and $5.4 million for the thirteen and thirty-nine week periods ended June 29, 2002, respectively.

Unified Western Grocers, Inc. and Subsidiaries

Notes To Consolidated Financial Statements—Continued

Certain liabilities established in connection with the discontinued operations, such as lease reserves and settlements, contract terminations and severance, were adjusted to net realizable value and considered adequate as of June 28, 2003. The amount of estimated reserves and year-to-date charges are presented below.

	Operating Losses	Lease Termination Costs	Employee Termination and Other Closing Costs	Total
	(dollars in thousands)
September 28, 2002	$(6,889)	$(5,668)	$(2,897)	$(15,454)
Charges (adjustments) to reserve	6,113	2,665	(335)	8,443

June 28, 2003	$(776)	$(3,003)	$(3,232)	$(7,011)

On June 19, 2003, the Company signed a purchase and sale agreement with an unrelated third party to sell, transfer and assign the leasehold and sub-leasehold interests and certain assets relating to sixteen store locations, of which seven stores relate to the Company’s exit of retail operations as described above. The remaining stores were acquired in previous acquisitions and were previously closed (see Note 4). The net sales price, excluding inventory, is estimated to be approximately $1.2 million. However, the agreement contains a cancellation provision, which allows the buyer the opportunity to cancel the contemplated transaction under certain conditions, and also allows the Company the right to negotiate and enter into a letter of intent providing for the sale of certain locations to other third parties.

As a result of this transaction, the Company adjusted its reserves to reflect the net realizability of its retail business’s remaining assets and liabilities. These adjustments, totaling approximately $0.4 million net of taxes, were charged as a reduction to Class A and Class B Shares. The transaction is expected to be finalized during the fourth quarter of fiscal 2003.

3.    Quasi-Reorganization

Concurrent with the decision to dispose of its retail operations as discussed in Note 2, the Company’s Board of Directors adopted a resolution approving the implementation of a quasi-reorganization for financial reporting purposes effective September 28, 2002. A quasi-reorganization is an accounting procedure that eliminates an accumulated deficit in retained earnings and involves adjusting the Company’s assets and liabilities to their fair values. Any remaining deficit in retained earnings is then eliminated by a transfer from additional paid-in capital and capital stock, if necessary, giving the Company a “fresh start” with a zero balance in retained earnings. The quasi-reorganization process resulted in the restatement of assets and liabilities of the Company to fair value at September 28, 2002 and the elimination of the Company’s accumulated deficit by a reduction of $18.1 million against additional paid-in capital, $1.1 million against Class A Shares and $7.7 million against Class B Shares. The quasi-reorganization adjustments did not result in a write-up of net assets.

Unified Western Grocers, Inc. and Subsidiaries

Notes To Consolidated Condensed Financial Statements—Continued

A summary of the consolidated accumulated deficit and the effects of the quasi-reorganization on the accumulated deficit follows:

(dollars in thousands)
Accumulated deficit at September 28, 2002 prior to disposal of retail operations and quasi-reorganization	$(21,868)
Retail disposal costs charged to earnings, net of taxes
Write down of retail assets to fair value	(10,515)
Goodwill write-off	(21,142)
Other exit costs, including loss on discontinued operations	(3,787)

Total retail disposal costs charged to earnings	(35,444)
Accumulated deficit in retained earnings before quasi-reorganization adjustments	(57,312)
Fair value adjustments, net of taxes
Property	54,325
Pension and post-retirement benefits	(16,493)
Elimination of accumulated other comprehensive income	(7,858)
Other fair value adjustments	362

Total fair value adjustments	30,336
Accumulated deficit at September 28, 2002	(26,976)
Transfer from additional paid-in capital	18,095
Transfer from Class A Shares	1,148
Transfer from Class B Shares	7,733

Retained earnings balance at September 28, 2002, after disposal of retail operations and quasi-reorganization	$—

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

(dollars in thousands)
Balance at September 28, 2002	$(3,362)
Charges to the reserve	(236)
Adjustments to the reserve	478

Balance at June 28, 2003	$(3,120)

For the thirty-nine week period ended June 28, 2003, the Company was the recipient of sublease income for a facility in which a lease reserve was initially established at the time of the Merger. As a result, the reserve was considered no longer needed and consequently, reversed and charged as a reduction to goodwill.

Unified Western Grocers, Inc. and Subsidiaries

Notes To Consolidated Condensed Financial Statements—Continued

5.    Segment Information

Unified is a grocery wholesaler serving supermarket operators in California, Oregon, Washington, Idaho, Nevada, Arizona, Hawaii, Colorado, Utah and various foreign countries in the South Pacific and elsewhere. Unified sells a wide variety of products to its customers, including dry grocery, frozen food, deli, meat, dairy, egg, produce, bakery, gourmet, specialty foods and general merchandise products. Unified also provides support services to its patrons, including finance, merchandising services and insurance. Products and services available to patrons may differ depending upon location.

Based on the information monitored by the Company’s chief operating decision makers to manage the business, the Company has identified one reportable segment:

•	Wholesale distribution includes the results of operations from the sale of food and general merchandise items to independent and chain supermarket operators, both members and non-members.

The “all other” category includes the aggregation of finance, insurance and other services provided to a common customer base, none of which individually meets the quantitative thresholds of a reportable segment.

The Company had a reportable retail segment through the third quarter of fiscal 2002. The Company’s Board of Directors approved a plan to exit its retail operations on September 25, 2002 and accordingly this segment is shown as discontinued operations (See Note 2). As a result, the segment data included below has been restated to exclude amounts related to the retail segment. Information about the Company’s operations by operating segment is as follows:

Unified Western Grocers, Inc. and Subsidiaries

Notes To Consolidated Condensed Financial Statements—Continued

	Thirteen Weeks Ended		Thirty-Nine Weeks Ended
	June 28, 2003	June 29, 2002	June 28, 2003	June 29, 2002
	( dollars in thousands)
Net sales
Wholesale distribution	$707,820	$695,520	$2,061,747	$2,102,849
All other	12,569	10,928	34,282	32,073
Intersegment elimination	(5,814)	(14,621)	(24,649)	(57,882)

Total net sales	$714,575	$691,827	$2,071,380	$2,077,040

Operating income
Wholesale distribution	$10,086	$10,108	$30,882	$28,665
All other	624	362	2,440	1,395

Total operating income	$10,710	$10,470	$33,322	$30,060

Interest expense	$(5,276)	$(5,752)	$(17,158)	$(17,646)
Estimated patronage dividends	(3,768)	(4,345)	(10,536)	(9,964)
Income taxes	(490)	(149)	(2,137)	(980)

Earnings from continuing operations	1,176	224	3,491	1,470
Loss from discontinued operations, net of income tax benefits	—	(1,361)	—	(5,403)

Net earnings (loss)	$1,176	$(1,137)	$3,491	$(3,933)

Depreciation and amortization
Wholesale distribution	$6,282	$6,102	$18,790	$17,842
Discontinued operations	—	519	—	1,621
All other	92	129	322	376

Total depreciation and amortization	$6,374	$6,750	$19,112	$19,839

Capital expenditures
Wholesale distribution	$1,570	$786	$7,752	$4,661
Discontinued operations	—	1,326	—	3,552
All other	30	311	98	577

Total capital expenditures	$1,600	$2,423	$7,850	$8,790

Identifiable assets
Wholesale distribution	$603,551	$566,480	$603,551	$566,480
Discontinued operations	1,028	41,842	1,028	41,842
All other	103,849	103,274	103,849	103,274

Total identifiable assets	$708,428	$711,596	$708,428	$711,596

6.    Contingencies

During fiscal 2002, the Company became involved in litigation in the state of Hawaii stemming from the Company’s 1996 sale of a subsidiary to a private investor, events subsequent to the sale, and the subsequent bankruptcy and liquidation of such business. In re: Hawaiian Grocery Stores, Ltd; and Mark J.C. Yee vs. Unified Western Grocers, Inc., Certified Grocers of California, Ltd., and Grocers Specialty Company, and KPMG, was filed December 14, 2001. In this case, the Trustee for the bankruptcy estate, who is the plaintiff in the matter, has asserted preference claims against Certified Grocers of California, Ltd. (“Certified”), the predecessor of Unified, based on alleged insider relationship, fraudulent transfer claims against Certified and Grocers Specialty

Unified Western Grocers, Inc. and Subsidiaries

Notes To Consolidated Condensed Financial Statements—Continued

Company, fraud claims against Certified, Grocers Specialty Company and other unnamed parties, and contract and tort claims against KPMG. In its prayer for relief, the plaintiff seeks judgment against the defendants for $13.5 million, plus interest, punitive damages of $10 million and other unspecified damages. The Trustee also filed a complaint in the Hawaii Circuit Court, First Circuit, entitled Mark J.C. Yee, Trustee for the Bankruptcy Estate of Hawaiian Grocery Stores, Ltd., vs. Unified Western Grocers, Inc., Certified Grocers of California, Ltd., Grocers Specialty Company, RHL, Inc., Alfred A. Plamann, Charles Pilliter, Daniel T. Bane, Robert M. Ling, David A. Woodward, Richard H. Loeffler, Fletcher Robbe, Goodsill Anderson Quinn and Stifel, and Does 1-10 on May 17, 2002. This action, which generally arises out of the same transactions that are the subject of the Federal District Court proceeding referenced above, asserts breach of fiduciary duties by the officers and directors of Hawaiian Grocery Stores, Ltd. (“HGS”), the controlling shareholder of HGS (Grocers Specialty Company) and the controlling shareholder’s parent corporation (Certified), and breach of fiduciary duties by defendants Goodsill, Loeffler, RHL, Inc., and Robbe. Current and former officers of the Company were officers or directors of HGS during certain periods and a subsidiary of the Company was a shareholder of HGS during certain periods. The complaint seeks compensatory damages of approximately $13.5 million, plus interest, punitive damages of $10.0 million and other unspecified damages. All of the above referenced matters are now pending in the Federal District Court for the District of Hawaii. In March 2003, the Trustee amended its complaint to add Bruce Barber and Sheppard Mullin Richter & Hampton LLP, as defendants. The Company is vigorously defending this litigation.

The Company is a party to various litigation, claims and disputes, some of which, including the HGS litigation, are for substantial amounts, arising in the ordinary course of business. While the ultimate effect of such actions cannot be predicted with certainty, the Company expects the outcome of these matters will not result in a material adverse effect on its financial condition or results of operations.

7.    Contractual Obligations

At June 28, 2003, the Company was contingently liable with respect to 19 lease guarantees for certain member-patrons. The commitments have expiration dates through 2017. The Company believes the locations underlying these leases are marketable and, accordingly, would be able to recover a substantial portion of the guaranteed amounts in the event the Company is required to satisfy its obligations under the guarantees. In certain circumstances, Unified also guarantees third-party loans issued to its member-patrons and provides stand-by letters of credit to certain vendors. The Company’s guarantee of certain loans, leases and stand-by letters of credit are summarized in the table below.

Remaining Terms	Guaranteed Leases	Guaranteed Loans	Stand-By Letters of Credit	Total
	(dollars in thousands)
Less than 1 year	$7,187	$51	$—	$7,238
1—3 years	15,947	813	7,673	24,433
4—5 years	13,061	—	—	13,061
More than 5 years	18,936	287	—	19,223

	$55,131	$1,151	$7,673	$63,955

8.    New Accounting Pronouncements

As a result of the Company’s implementation of a quasi-reorganization as of September 28, 2002 (See Note 3), the Company was required to early adopt all accounting standards with effective dates within one year of the

Unified Western Grocers, Inc. and Subsidiaries

Notes To Consolidated Condensed Financial Statements—Continued

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

SFAS No. 142 addresses the financial accounting and reporting for goodwill and other intangible assets. The statement provides that goodwill and other intangible assets with indefinite lives will no longer be amortized, but shall be tested for impairment annually, or more frequently if circumstances indicate potential impairment. The impairment test is comprised of two steps: (1) a reporting unit’s fair value is compared to its carrying value; if the fair value is less than its carrying value, goodwill impairment is indicated; and (2) if impairment is indicated in the first step, it is measured by comparing the implied fair value of goodwill to its carrying value at the reporting unit level.

The following table sets forth the reconciliation of net earnings as adjusted for the non-amortization provisions of SFAS No. 142:

	Thirteen Weeks Ended		Thirty-Nine Weeks Ended
	June 28, 2003	June 29, 2002	June 28, 2003	June 29, 2002
	(dollars in thousands)
Reported net earnings (loss)	$1,176	$(1,137)	$3,491	$(3,933)
Add: goodwill amortization, net of taxes	—	369	—	1,107

Adjusted net earnings (loss)	$1,176	$(768)	$3,491	$(2,826)

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

In April 2003, the FASB issued SFAS No. 149, “Amendment of Statement 133 on Derivative Instruments and Hedging Activities.” SFAS No. 149 amends and clarifies accounting for derivative instruments, including certain derivative instruments embedded in other contracts, and for hedging activities under Statement 133. SFAS No. 149 is effective for contracts entered into or modified after June 30, 2003 and for hedging

Unified Western Grocers, Inc. and Subsidiaries

Notes To Consolidated Condensed Financial Statements—Continued

relationships designated after June 30, 2003. The guidance should be applied prospectively. The Company does not expect the adoption of SFAS No. 149 to have a significant impact on its consolidated financial position, results of operations or shareholders’ equity.

In May 2003, the FASB issued SFAS No. 150, “Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity.” SFAS No. 150 clarifies the accounting for certain financial instruments with characteristics of both liabilities and equity and requires that those instruments be classified as liabilities in statements of financial position. Previously, many of those financial instruments were classified as equity. SFAS No. 150 is effective for financial instruments entered into or modified after May 31, 2003 and otherwise is effective at the beginning of the first interim period beginning after June 15, 2003. The Company does not expect the adoption of SFAS No. 150 to have a significant impact on its consolidated financial position, results of operations or shareholders’ equity.

Item 2.    Management’s Discussion and Analysis of Financial Condition and Results of Operations

Liquidity and Capital Resources

Cash Flow

Unified relies primarily upon its cash flow from operations, patron deposits, shareholdings and borrowings from the Company’s credit facilities to fund its daily operations. The Company believes that both cash flow from its operations and available credit lines will be sufficient to meet operating needs and capital spending requirements for the fiscal 2003 period. Overall, net cash from continuing operations increased by $18.2 million for the thirty-nine week period ended June 28, 2003 (the “2003 period”) compared to an increase of $5.8 million for the thirty-nine week period ended June 29, 2002 (the “2002 period”). The increase in net cash from continuing operations for the 2003 period consisted of cash provided from operating activities of $83.1 million offset by amounts utilized in investing activities of $16.0 million and financing activities of $48.9 million. Cash utilized by discontinued operations in the 2003 and 2002 periods related to the Company’s retail operations (See Note 2). Working capital was $107.4 million and $144.0 million and the current ratio was 1.4 and 1.5 at June 28, 2003 and September 28, 2002, respectively. Working capital varies primarily as a result of seasonal business requirements.

Operating Activities:    Net cash provided by operating activities increased by $55.7 million to $83.1 million for the 2003 period compared to $27.4 million provided for the 2002 period. The improvement in operating cash was attributable to a $3.2 million improvement in pre-tax earnings in fiscal 2003, as well as management initiatives to improve operating cash resulting in reductions in overall inventory levels of $6.2 million and improved collection of accounts and notes receivable of $8.6 million. Operating cash also improved due to lower cash utilization for accounts payable of $27.8 million.

Investing Activities:    Net cash utilized by investing activities was approximately $16.0 million for the 2003 period compared to $18.1 million utilized in the 2002 period. The decrease in cash utilized of $2.1 million is due to reduced investing activities of $2.0 million resulting from the investment transactions of the Company’s insurance subsidiaries. This activity consists of securities purchased to replace maturing investments in the portfolio. Capital expenditures for computer and warehouse equipment declined by $1.8 million and other assets, consisting primarily of capitalized internal software development costs, were $12.0 million less in the 2003 period compared to the 2002 period. The reduction in cash utilized in investing activities was partially offset by increases in long-term notes receivable of $13.4 million for loans made by the Company’s financing subsidiary to member retailers.

Financing Activities:    Net cash utilized by financing activities was approximately $48.9 million for the 2003 period compared to $3.5 million utilized in the 2002 period. The improvement in operating cash was used to pay down the Company’s revolving debt for the 2003 period.

Pension Plans

The Company maintains a qualified defined benefit pension plan (“Qualified Plan”), which covers substantially all non-union employees, as well as an unfunded executive pension plan.

As a result of general declines in the financial markets and distributions to plan participants, the fair value of Qualified Plan assets decreased from $66.3 million at September 29, 2001 to $52.2 million at September 28, 2002. The Qualified Plan was overfunded by $3.8 million at September 29, 2001 and was underfunded by $23.6 million at September 28, 2002, the effective date of the quasi-reorganization, for accounting purposes but was in full compliance with ERISA funding requirements. In connection with the quasi-reorganization (See Note 3), the Company was required to remeasure and record the Company’s pension obligations at fair value as of September 28, 2002. The remeasurement increased the Company’s pension obligation by $19.7 million to $23.6 million. As part of the remeasurement, the Company recorded previously unrecognized actuarial losses and prior year service costs. At June 28, 2003, the fair value of Qualified Plan assets increased to $56.9 million.

The Company’s fiscal 2003 pension expense was calculated based upon a number of actuarial assumptions, including an expected long-term rate of return on Qualified Plan assets of 9.0%. In developing the long-term rate of return assumption, the Company evaluated historical asset class returns based on broad equity and bond indices. The expected long-term rate of return on Qualified Plan assets assumes an asset allocation of approximately 65% equity and 35% fixed income financial instruments. The Company regularly reviews the asset allocation and periodically rebalances the investment mix to achieve certain investment goals when considered appropriate. Actuarial assumptions, including the expected rate of return, are reviewed at least annually, and are adjusted as necessary. Lowering the expected long-term rate of return on our Qualified Plan assets by 0.5% (from 9.0% to 8.5%) would have increased our pension expense for fiscal 2003 by approximately $0.3 million.

The discount rate that was utilized for determining the Company’s fiscal 2003 pension obligation was based on a review of long-term bonds that receive one of the two highest ratings given by a recognized rating agency. As a result of the general decline in interest rates, the discount rate was reduced from 7.50% at June 29, 2001 to 6.75% at September 28, 2002. Due to the effect of the expected long-term rate of return on Qualified Plan assets of 9.0%, a discount rate of 6.75% and certain other assumptions, the Company estimates that pension expense for fiscal 2003 will be approximately $3.4 million. Future pension expense will be affected by future investment performance, discount rates and other variables such as demographics relating to plan participants. Decreasing both the discount rate and the salary increase assumptions by 0.5% would have increased our pension expense for fiscal 2003 by approximately $0.1 million.

Outstanding Debt and Other Financing Arrangements

At June 28, 2003, the Company had a $200.0 million secured revolving credit facility (“Revolving Credit Agreement”) with a group of banks. The revolving credit agreement expires on September 29, 2004 and bears interest at either LIBOR plus an applicable margin (2.00% to 3.00%) based on the ratio of funded debt to operating cash flow or the lender’s base rate plus 0.75%. The revolving credit facility permits advances of up to 85% of eligible accounts receivable and 65% of eligible inventories. The Company had $115.0 million and $156.0 million outstanding at June 28, 2003 and September 28, 2002, respectively.

The Company also had a total of $105.6 million and $109.4 million outstanding in senior secured notes to certain insurance companies and pension funds under a note purchase agreement dated September 29, 1999 (as amended, the “Senior Note Agreement”) at June 28, 2003 and September 28, 2002, respectively.

In December 2002, the Senior Note Agreement was amended to modify the tangible net worth and leverage ratio covenants set forth therein.

Unified entered into a five-year interest rate collar agreement in February 1999 in relation to approximately $50.0 million of borrowings on its variable rate revolving credit facility. The collar agreement was put in place without incurring a fee. The collar agreement is structured such that Unified pays a variable rate of interest between 6% (cap rate) and 4.94% (floor rate) based on a notional amount of $50.0 million. The weighted average interest rate, prior to lender’s margin, on borrowings on the revolving credit facility was 1.38% at June 28, 2003 and 1.86% at September 28, 2002.

A $10.0 million credit agreement is collateralized by Grocers Capital Company’s (“GCC”) member loan receivables. GCC is a wholly owned subsidiary of Unified. The primary function of GCC is to provide loan financing to the Company’s member-patrons. The funding for loans made by GCC is provided by GCC’s cash reserves as well as the $10.0 million credit agreement. The credit agreement, as amended and restated, has a maturity date of October 31, 2004. Amounts advanced under the credit agreement bear interest at prime (4.00%

at June 28, 2003) or Eurodollar (1.11% at June 28, 2003) plus 2.50%. The applicable rate is selected by the Company at its discretion. The outstanding balance was $3.5 million and $4.5 million at June 28, 2003 and September 28, 2002, respectively. The unused portion of this credit line is subject to a commitment fee of 0.125%.

Member loan receivables are periodically sold by GCC to a bank through a loan purchase agreement. This loan purchase agreement, as amended and restated, extends through October 31, 2004. Total loan purchases under the agreement are limited to a total aggregate principal amount outstanding of $70.0 million. GCC entered into an additional loan purchase agreement with another bank in January 1999. This additional loan purchase agreement can be terminated upon thirty days prior written notice. There is no maximum limitation on the loan purchases pursuant to the additional loan purchase agreement. These agreements do not qualify for sale treatment under SFAS No. 140 “Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities,” a replacement of SFAS No. 125 and, accordingly, the Company accounts for the transfer of these financial assets as a secured borrowing with a pledge of collateral. At June 28, 2003 and September 28, 2002, the aggregate amount of secured borrowings with the banks was $1.8 million and $11.5 million, respectively. The pledged collateral included in notes receivable, current in the accompanying consolidated condensed balance sheets amounted to $0.8 million and $6.6 million and the amounts included in notes receivable, long-term amounted to $1.0 million and $4.9 million as of June 28, 2003 and September 28, 2002, respectively. The notes receivable generally bear interest at rates averaging prime plus 2%, are paid monthly and have maturity dates ranging from 2003 to 2009.

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

Redemption of all capital stock is subject to limitations imposed by the Articles of Incorporation and Bylaws, credit agreements to which the Company is a party, and restrictions imposed by law on the ability of a company to redeem its own shares. As a California corporation, the Company is subject to the provisions of the California General Corporation Law including Section 500 which limits the ability of the Company to make distributions, including distributions to repurchase its own shares and any payments on notes issued to repurchase Unified shares. Section 500 permits such repurchase and note payments only when retained earnings calculated in accordance with generally accepted accounting principles (“GAAP”) equal or exceed the amount of any proposed distribution or an alternative asset/liability ratio test is met. At June 28, 2003, the Company had retained earnings of $3.5 million. Accordingly, the Company may redeem shares subject to the limitations of Section 500, its credit agreements and pursuant to policies established by the Board of Directors.

Prior to the fiscal year ended September 28, 2002, Unified had typically distributed at least 20% of the non-dairy patronage dividends in cash and 80% in Class B Shares to its member-patrons.

In fiscal 2002, the Board of Directors adopted an equity enhancement plan. Pursuant to that plan, Cooperative Division patronage dividends to member-patrons for fiscal year 2002 were payable in the form of:

•	Class B Shares to the extent there existed any deficiency of a member-patron in meeting the requirements for holding Class B Shares specified in the Bylaws of the Company;

•	Patronage Certificates to the extent of the balance of such patronage dividends for member-patrons. Such Patronage Certificates have a term of five years and an interest rate approximating the five year treasury rate as such rate exists at the fiscal year end, such rate to be adjusted annually thereafter to approximate the same benchmark interest rate on each anniversary of the fiscal year end.

The Company issued $3.3 million of Patronage Certificates as a portion of its patronage dividends for fiscal year 2002. These Patronage Certificates are included in subordinated patronage dividend certificates in the consolidated condensed balance sheets.

In December 2002, as an additional part of its fiscal 2003 equity enhancement plan, the Board of Directors authorized submission to the shareholders of a proposal to create a new class of equity, to be denominated “Class E Shares,” by amendment to the Articles of Incorporation. This proposal was approved by the shareholders in March 2003. The new Class E Shares may be issued as a portion of patronage dividends for the Cooperative Division in 2003 and in future periods, as determined annually at the discretion of the Board of Directors. The Class E Shares have a stated or par value of $100 per share, are non-voting and are non-dividend bearing equity securities. Class E Shares are transferable only with the consent of the Company. Pursuant to the Company’s repurchase policy, Class E Shares cannot be repurchased for ten years from their date of issuance unless approved by the Board of Directors or upon sale or liquidation of the Company. The shares, when redeemed, will be redeemed at stated value. Thereafter, at the election of the holder of Class E Shares, the shares may be repurchased by the Company subject to applicable restrictions imposed by law, credit agreements, and the Company’s redemption policy, which requires approval by the Board of Directors. For fiscal 2003, patronage dividends in the Cooperative Division will be payable to member-patrons in the form of:

•	Class B Shares to the extent there exists any deficiency of a member-patron in meeting the requirements for holding Class B Shares specified in the Bylaws of the Company;

•	Class E Shares for the remainder.

Associate-Patrons will be paid patronage dividends in the form of cash or patronage dividend certificates or part in each in a manner to be determined by the Board of Directors.

Dairy patronage dividends will continue to be paid in cash.

Tax Matters

Income taxes are provided using the liability method prescribed by SFAS No. 109, “Accounting for Income Taxes” (“SFAS No. 109”). The Company had net deferred tax assets of $7.6 million and $9.4 million, of which $11.3 million and $11.6 million is classified as a current asset in deferred income taxes and $3.7 million and $2.2 million is included in long-term liabilities on the accompanying consolidated condensed balance sheets as of June 28, 2003 and September 28, 2002, respectively.

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

The Company’s effective income tax rate from continuing operations was 38% for the thirty-nine week period ended June 28, 2003, compared to 40% for the thirty-nine week period ended June 29, 2002. The Company does not expect to pay any income taxes for the fiscal year ended September 27, 2003 due to its net operating loss carry-forwards.

The Internal Revenue Service (the “IRS”) completed its examination of the Company’s consolidated federal income tax returns for the fiscal periods from August 29, 1998 through September 30, 2000. The IRS has proposed adjustments to the federal income tax returns for the corresponding fiscal years that are not significant and will be offset by net operating loss carry-backs.

Results of Operations

The following table sets forth selected financial data of the Company expressed as a percentage of net sales for the periods indicated below:

	Thirteen Weeks Ended		Thirty-Nine Weeks Ended
	June 28, 2003	June 29, 2002	June 28, 2003	June 29, 2002
Net sales	100.0%	100.0%	100.0%	100.0%
Cost of sales	90.2	90.1	89.7	90.0
Distribution, selling and administrative expenses	8.3	8.4	8.7	8.6

Operating income	1.5	1.5	1.6	1.4
Interest expense	(0.7)	(0.9)	(0.8)	(0.8)
Estimated patronage dividends	(0.5)	(0.6)	(0.5)	(0.5)
Income taxes	(0.1)	—	(0.1)	—

Earnings from continuing operations	0.2	—	0.2	0.1
Loss from discontinued operations, net of income tax benefits	—	(0.2)	—	(0.3)

Net earnings (loss)	0.2%	(0.2)%	0.2%	(0.2)%

The Company has reclassified certain accounts in its consolidated financial statements to reflect the exit of its retail operations and to segregate the related revenues, costs and expenses, assets and liabilities and cash flows. The net operating results, net liabilities and net cash flows of the retail operations have been reported as “Discontinued Operations” for both periods presented.

Thirteen Week Period Ended June 28, 2003 (“2003 Period”) Compared to the Thirteen Week Period Ended June 29, 2002 (“2002 Period”)

Net sales.    Net sales from continuing operations were $714.6 million for the 2003 Period and $691.8 million for the 2002 Period, an increase of $22.8 million.

•	Wholesale Distribution Segment: Wholesale distribution sales were $707.8 million for the 2003 Period and $695.5 million for the 2002 Period, an increase of $12.3 million.

Net wholesale distribution sales increased by $21.7 million and resulted from new members, new store openings by existing customers and expanded product lines in stores of existing customers. This was partially offset by store closures and a general decline in volume. The Company modified its pricing program in July 2002 to charge its customers in its core product categories based on a cents per case service fee rather than a percent of sales methodology. The sell plan change is intended to maintain the Company’s dollar profit margin on products sold to customers as consumer purchasing patterns change in response to economic and business conditions. The pricing program modification also factored in the cost to distribute products resulting in an increase in margin on lower value products and contributed to the general volume decline.

As a result of the timing of Easter and Passover, seasonal sales that were recognized in the second quarter of 2002 were recognized in the third quarter of 2003, resulting in approximately a $2.5 million increase in sales compared to the prior period.

On September 25, 2002, the Company’s Board of Directors approved a plan to exit the Company’s retail operations. During the 2003 Period, three retail locations continued to operate pending their sale or closure. The Company also closed 3 retail locations in fiscal 2002 and an additional 6 in fiscal 2003. The reduction in sales to corporate retail locations and other inter-company activities was $7.9 million.

One of the Company’s non-member chain account customers sourced their specialty grocery products from another supplier during the 2003 Period. As a result, sales to this customer declined $4.0 million over the 2002 Period.

•	All Other: Net sales for the Company’s other wholly owned subsidiaries for the 2003 Period were $12.6 million compared to $10.9 million for the 2002 Period. Underwriting fees in the Company’s insurance subsidiary increased by $3.3 million due primarily to higher rates on policy renewals. The increase was offset by reductions in sales of $1.0 million resulting from the closure of the Company’s printing and transportation subsidiaries and other activities resulted in decreased sales of $0.6 million compared to the prior period.

Cost of sales.    Cost of sales was $644.5 million and $623.5 million or 90.2% and 90.1% of net sales for the 2003 and 2002 Periods, respectively.

•	Wholesale Distribution Segment: Cost of sales was $636.7 million and $618.5 million, or 90.4% of net wholesale distribution sales for both the 2003 and 2002 Periods. The Company modified its pricing program for its core product categories resulting in a lower cost of goods percent to net sales. This change was offset by a reduction in full service specialty sales that generate higher margins than the Company’s core product categories.

•	All Other: Cost of sales was $7.8 million and $5.0 million for the 2003 and 2002 Periods, respectively. The higher cost of sales in the Company’s insurance subsidiary was due to higher underwriting costs of $3.2 million and additional insurance reserve provisions of $0.3 million to comply with statutory insurance reserve requirements. These increases were offset by a reduction of $0.7 million resulting from the closure of the Company’s printing and transportation subsidiaries.

Distribution, selling and administrative.    Distribution, selling and administrative expenses increased $1.4 million to $59.3 million (8.3% of net sales) in the 2003 Period compared to $57.9 million (8.4% of net sales) in the 2002 Period.

•	Wholesale Distribution Segment: Expenses of $57.4 million for the 2003 Period were $2.0 million higher than the 2002 Period. Expenses as a percent of net wholesale distribution sales were 8.2% for the 2003 Period and 8.1% for the 2002 Period. Several factors contributed to this overall cost change.

Wages and benefits, primarily in the warehouse and transportation hourly labor pool, declined $0.8 million over the prior period due to operating efficiencies resulting in fewer positions needed to distribute the sales volume. Wage and benefit cost reductions were partially offset by approximately a $1.0 million increase in annual cost of living adjustments averaging approximately 2.5%. Additionally, the Company reduced expenses by approximately $1.0 million compared to the prior period as a result of management initiatives including lower facility costs resulting from renegotiated rental rates at two of the Company’s facilities and third party storage, as well as lower utility, corporate travel and fleet equipment costs.

Offsetting these cost reductions the Company realized increases in expenses of $1.9 million resulting from higher medical benefits costs, insurance premiums, diesel fuel and the amortization of capitalized computer hardware and software costs relating to the implementation of new computer systems. Additionally, the Company’s non-union pension expense for the 2003 Period was $0.6 million higher than the 2002 Period due to declining interest rates and investment returns in the equity markets.

The remaining increase of $0.3 million was made up of other less significant changes in other distribution, selling and administrative expenses.

•	All Other: Distribution, selling and administrative expenses for the Company’s other wholly owned subsidiaries for the 2003 Period were $1.9 million compared to $2.5 million for the 2002 Period. The reduction was due primarily to the closure of the Company’s printing and transportation subsidiaries.

Interest.    Interest expense was $5.3 million (0.7% of net sales) in the 2003 Period as compared to $5.8 million (0.9% of net sales) in the 2002 Period. The Company’s effective borrowing rates for its primary debt instruments for the 2003 and 2002 Periods were 6.1% and 6.2%, respectively. Weighted average borrowings declined $40.6 million in the 2003 Period. The reduction in interest expense from the decline in the average borrowings was partially offset by increases in interest expense related to capital leases and secondary debt instruments.

Estimated patronage dividends.    Estimated patronage dividends were $3.8 million and $4.3 million for the 2003 and 2002 Periods, respectively. Estimated patronage earnings for the 2003 Period consisted of the patronage earnings from the Company’s three patronage pools: the Cooperative Division and the Southern California and Pacific Northwest Dairy Divisions. For the 2003 Period, the Company had patronage earnings of $1.3 million in the Cooperative Division, $2.4 million in the Southern California Dairy Division and $0.1 million in the Pacific Northwest Dairy Division. In the 2002 Period, the Company had patronage earnings of $1.7 million in the Cooperative Division, $2.5 million in the Southern California Dairy Division and $0.1 million in the Pacific Northwest Dairy Division.

Income taxes.    Income tax expense from continuing operations was $0.5 million for the 2003 Period compared to $0.1 million for the 2002 Period. The Company revised its expected annualized effective tax rate in the 2003 Period.

Discontinued operations.    The Company’s retail operations incurred losses of $3.7 million for the 2003 Period. The losses for the 2003 Period were charged against disposal reserves established at September 28, 2002 as part of the Company’s exit from its retail operations.

Thirty-Nine Week Period Ended June 28, 2003 (“2003 Period”) Compared to the Thirty-Nine Week Period Ended June 29, 2002 (“2002 Period”)

Net sales.    Net sales from continuing operations, at $2.1 billion, were comparable for both the 2003 and 2002 Periods.

•	Wholesale Distribution Segment: Wholesale distribution sales were also comparable for both the 2003 and 2002 Periods.

Net wholesale distribution sales increased by $4.9 million and resulted from new members, new store openings by existing customers and expanded product lines in stores of existing customers. This was partially offset by store closures and a general decline in volume. The Company modified its pricing program in July 2002 to charge its customers in its core product categories based on a cents per case service fee rather than a percent of sales methodology. The sell plan change is intended to maintain the Company’s dollar profit margin on products sold to customers as consumer purchasing patterns trend toward value pricing in response to economic and business conditions. The pricing program modification also factored in the cost to distribute products resulting in an increase in margin on lower value products. The change created an expected decline in low margin product sales while improving the Company’s overall profitability. The decline in low margin product sales was $9.0 million over the prior period.

On September 25, 2002, the Company’s Board of Directors approved a plan to exit the Company’s retail operations. During the 2003 Period, the Company closed six retail locations, leaving three operating stores open pending their sale or closure. The Company also closed three retail locations during fiscal 2002. The reduction in sales to corporate retail locations and other inter-company activities was $31.8 million.

One of the Company’s non-member chain account customers sourced their specialty grocery products from another supplier during the 2003 Period. As a result, sales to this customer declined $5.2 million over the 2002 Period.

•	All Other: Net sales increased $2.2 million to $34.3 million during the current period. Underwriting revenues increased $5.2 million in the Company’s insurance subsidiary primarily from increased rates on policy renewals. The Company closed its printing and transportation subsidiaries effective December 28, 2002. The closure resulted in a sales reduction of $2.0 million in the current period compared to the prior period. Other activities resulted in a net sales reduction of $1.0 million compared to the prior period.

Cost of sales.    Cost of sales was $1.9 billion, a decline of $10.5 million over the prior year. Cost of sales as a percent of net sales was 89.7% compared to 90.0% in the prior year.

•	Wholesale Distribution Segment: Cost of sales of $1.8 billion was $15.1 million lower than prior year. Cost of sales as a percent of net wholesale sales was 90.0% compared to 90.3% in the prior year. The decrease in cost of sales as a percent of net sales was due to modifications the Company made to its pricing program for its core product categories. The decrease was partially offset by a reduction in full service specialty sales that generate higher margins than the Company’s core product categories.

•	All Other: Cost of sales was $17.7 million and $13.1 million for the 2003 and 2002 Periods, respectively. The higher cost of sales was due to premium increases in policies written by the Company’s insurance subsidiary that resulted in a $4.6 million increase in underwriting costs and additional insurance reserve provisions of $1.1 million to comply with statutory reserve requirements. The closure of the Company’s printing and transportation subsidiaries reduced costs by $1.1 million over the prior period.

Distribution, selling and administrative.    Distribution, selling and administrative expenses were $179.2 million and $177.6 million for the 2003 and 2002 Periods, respectively. Expenses as a percent of net sales were 8.7% and 8.6% for the 2003 and 2002 Periods, respectively.

•	Wholesale Distribution Segment: Expenses of $173.6 million for the 2003 Period were $3.6 million higher than the 2002 Period. Expenses as a percent of net wholesale sales were 8.5% and 8.3% for the 2003 and 2002 Periods, respectively. Several factors contributed to this overall cost change.

The Company implemented a work force reduction in December 2001 resulting in the reduction of 198 active positions. Union labor and benefit costs were also reduced as operating efficiencies resulted in fewer positions needed to distribute the sales volume and lower overall sales. These labor changes reduced costs $5.0 million over the prior year. Wage and benefit cost reductions were partially offset by an approximate $3.0 million increase in annual cost of living adjustments averaging approximately 2.5%. Additionally, the Company reduced expenses by approximately $3.0 million compared to the prior period as a result of management initiatives including lower facility costs resulting from renegotiated rental rates at two of the Company’s facilities and third party storage, as well as lower utility, corporate travel and fleet equipment costs.

Offsetting these cost reductions, the Company realized increases in expenses of $7.2 million due mainly to higher medical benefits costs, insurance premiums, diesel fuel and the amortization of capitalized computer hardware and software costs relating to the implementation of new computer systems. Additionally, the Company’s non-union pension expense for the 2003 Period was $2.1 million higher than the 2002 Period due to declining interest rates and investment returns in the equity markets.

The remaining decrease of $0.7 million was made up of other less significant changes in other distribution, selling and administrative expenses.

•	All Other: Distribution, selling and administrative expenses for the Company’s other wholly owned subsidiaries for the 2003 Period were $5.6 million compared to $7.6 million for the 2002 Period. The closure of the Company’s printing and transportation subsidiaries contributed $1.4 million of the reduction compared to the prior year. The Company’s finance subsidiary recovered $0.6 million on a loan previously written off.

Interest.    Interest expense was $17.2 million (0.8% of net sales) and $17.6 million (0.8% of net sales) for the 2003 and 2002 Periods, respectively. The Company’s effective borrowing rate for its primary debt instruments for both the 2003 and 2002 Periods was 6.1%. Weighted average borrowings declined $27.4 million in the 2003 Period. The reduction in interest expense from the decline in the average borrowings was offset by an increase in interest expense related to capital leases and secondary debt instruments.

Estimated patronage dividends.    Estimated patronage dividends for the 2003 Period were $10.5 million, an increase of $0.5 million from $10.0 million in the 2002 Period. Estimated patronage earnings for the 2003 Period consisted of the patronage earnings from the Company’s three patronage pools: the Cooperative Division and the Southern California and Pacific Northwest Dairy Divisions. For the 2003 Period, the Company had patronage earnings of $2.7 million in the Cooperative Division, $7.6 million in the Southern California Dairy Division and $0.2 million in the Pacific Northwest Dairy Division. In the 2002 Period, the Company had patronage earnings of $1.9 million in the Cooperative Division, $7.9 million in the Southern California Dairy Division and $0.2 million in the Pacific Northwest Dairy Division.

Income taxes.    Income tax expense from continuing operations was $2.1 million for the 2003 Period compared to $1.0 million for the 2002 Period. The Company’s effective income tax rate from continuing operations was 38.0% for the 2003 Period compared to 40.0% for the 2002 Period.

Discontinued operations.    The Company’s retail operations incurred losses of $6.1 million for the 2003 Period. The losses for the 2003 Period were charged against disposal reserves established at September 28, 2002 as part of the Company’s exit from its retail operations.

Additional Discussion and Analysis

Unified’s management deals with many risks and uncertainties in the normal course of business. The Additional Discussion and Analysis section provides examples of risks, uncertainties and events that may cause our actual results to differ materially from the expectations described in these forward-looking statements. You should be aware that the occurrence of the events described in the risk factors below and elsewhere in this Form 10-Q could have an adverse effect on our business, results of operations and financial position.

Goodwill impairment.    The Company’s operating results are highly dependent upon maintaining and growing its distribution volume to members. The Company’s top ten customers constitute approximately 30% of total sales. A significant loss in customers or volume could adversely affect the Company’s operating results. The Merger with United created goodwill which balance is approximately $26.0 million at June 28, 2003. To date, the sales activity and customer base of the combined entity remain strong. However, a significant loss in volume could potentially impair the carrying amount of goodwill necessitating a write-down in this asset. As a result of continuing operating losses generated by the Company’s retail business and the determination that future improvements would require ongoing capital investment that might be at risk, the Company’s Board of Directors in September 2002 approved a resolution to exit the Company’s retail operations. The plan of disposition included the closure of three retail stores prior to the Company’s 2002 fiscal year end and either the sale or closure of the Company’s remaining nine stores in fiscal 2003. Accordingly, the decision to exit the retail business resulted in an impairment of the underlying assets including goodwill pursuant to SFAS No. 121, “Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of” (“SFAS No. 121”). As a result, the Company wrote off goodwill related to its retail operations totaling $21.1 million, net of taxes, at September 28, 2002.

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

Economy.    The Company is affected by certain economic factors that are beyond its control including inflation and deflation. The degree to which the acquisition cost of products purchased by the Company for resale to customers is stable or deflating could have an adverse effect on the Company’s business and results of operations. In July 2002, the Company modified its pricing program in its core product categories from a percent of product sale price methodology to a cents per case service fee. This change will allow the Company to maintain a more consistent dollar profit margin during periods of product deflation. The Company operates in a highly competitive marketplace and passing on cost increases to customers is difficult. The Company has experienced certain higher operating expenses, including but not limited to energy, fuel and employee wages and benefits. The Company’s facilities are principally located in California and the Pacific Northwest region, both of which have experienced significant increases in utility costs. In response to the increase in operating costs, the Company also implemented a comprehensive expense reduction initiative. As part of these initiatives, the Company eliminated approximately 340 non-retail positions consisting of regular and temporary employees and contractors impacting nearly all divisions, departments and facilities. As a result of these efforts, the Company realized substantial non-retail related reduced personnel costs in fiscal 2002.

Changes in economic conditions could also adversely affect the customer’s ability to meet certain obligations to the Company or leave the Company exposed for obligations the Company has guaranteed. Loans to members, trade receivables and lease guarantees could be at risk in a sustained recessionary environment. In response to this potential risk, the Company establishes reserves for notes receivable, trade receivables, and lease guarantees, net of sublease offsets, for which the Company may be at risk for default. In such a situation, the Company would be required to foreclose on assets provided as collateral or assume payments for leased locations for which the Company has guaranteed payment. Although the Company believes its reserves to be adequate, the Company’s operating results could be adversely affected in the event that actual losses exceed available reserves.

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

Environmental.    The Company owns and operates facilities for the manufacture, warehousing and distribution of products to its members. The facilities and operations are subject to various laws and regulations concerning the protection of the environment and employee health, and the Company believes it is in full compliance with all such laws and regulations. The Company has established reserves for known and anticipated costs of remediation.

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

Insurance Reserves.    The Company’s insurance subsidiaries are regulated by the State of California and are subject to the rules and regulations promulgated by appropriate regulatory agencies. Reserves are established to fund payments under policies issued to policyholders. The adequacy of the reserves are reviewed annually by a third party actuary. The amount of required reserves is affected by various assumptions and actuarial calculations including, but not limited to, health care cost trends, mortality rates, demographics, federal and state law, as well as insurance claim trends. As a result, the amount of reserves required to settle future claims may vary from year to year. Although the Company believes its reserves to be adequate, significant and adverse changes in the experience of claims settlement could negatively impact operating results if the Company’s claim cost experiences exceed the actuarial calculations.

Bank Covenants.    The Company’s revolving loan agreement with banks required improved performance in the first quarter of fiscal 2003 to continue financial covenant compliance. Such improvement was attained, and no future changes in the existing covenants exist under the life of the current revolving loan agreement with banks, which matures September 29, 2004. While operating performance and covenant compliance improved further in both the second and third quarter, a failure to maintain the improved operating performance could have an adverse effect upon the continued compliance and resulting availability of loan funds or the terms upon which loan funds would continue to be available, and the impact could be material. The Company relies on internal cash and the revolving loan agreement to fund its daily operating activities. Consequently, the loss of the availability of these funds could adversely affect the Company’s operations. The Company is currently in the process of negotiating a renewal of its revolving loan agreement and expects a successful outcome prior to the loan’s maturity date of September 29, 2004.

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

Pension Plans.    The Company’s employees participate in a defined benefit pension plan sponsored by the Company. The Company accounts for the plan in accordance with SFAS No. 87, “Employers’ Accounting for Pensions” which requires the Company to make actuarial assumptions, which are used to calculate the value of related assets, liabilities and expenses recorded in the Company’s financial statements. While we believe the assumptions are appropriate, which include assumptions regarding rates of return on plan assets, life expectancies, rates of increase in salary levels and discount rates, the value of pension related assets, liabilities and expenses recorded in the financial statements could differ if other assumptions are used.

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

Insurance Reserves.    The Company’s insurance subsidiaries require management to make estimates of claims anticipated to be made in the future by policyholders and to establish appropriate reserves for those claims. In addition, the Company is self insured for workers compensation up to $100,000 per incident and maintains appropriate reserves to cover anticipated payments. Insurance reserves are recorded based on estimates made by management and validated by third party actuaries to ensure such estimates are within acceptable ranges. Actuarial estimates are based on detailed analyses of health care cost trends, mortality rates, claims history, demographics, industry trends and federal and state law. As a result, the amount of reserve and related expense is significantly affected by the outcome of these studies. Insurance reserves maintained by the

Company’s insurance subsidiaries and the Company’s reserve for workers compensation payouts were approximately $42.4 million as of June 28, 2003 and $39.3 million as of September 28, 2002.

Allowance for Uncollectible Accounts and Notes Receivable.    The preparation of the Company’s financial statements requires management to make estimates of the collectability of its accounts and notes receivable. Management specifically analyzes accounts receivable and historical bad debts, customer credit-worthiness, current economic trends and changes in customer payment patterns when evaluating the adequacy of the allowance for doubtful accounts. In determining the appropriate level of reserves to be established, the Company utilizes several techniques including specific account identification, percentage of aged receivables and historical cash collection trends. In addition, when establishing reserves, the Company takes into consideration collateral such as redemption notes, Class B Shares, cash deposits and personal guarantees. A bankruptcy or financial loss associated with several major customers could have a material adverse effect on the Company’s sales and operating results. The Company’s allowance for doubtful accounts for trade and short-term notes receivable was approximately $1.5 million and $0.6 million for long-term notes receivable at June 28, 2003. Pursuant to quasi-reorganization accounting, the Company’s contra accounts, including the allowance for doubtful accounts, were eliminated and offset against the trade and notes receivable accounts at September 28, 2002, thereby stating these accounts at their fair value. The fair value represents gross accounts and notes receivables reduced to fair value by an allowance for uncollectible amounts and other fair value adjustments of $12.7 million at September 28, 2002.

Lease Loss Reserves.    The Company must estimate and record appropriate reserves for leased property for which the Company provides lease guarantees and subleases to its member-patrons. Variables affecting the level of reserves recorded include the remaining lease term, vacancy rates of leased property, the state of the economy, property taxes, common area maintenance costs and estimates of the amount of time to sublease the property. In estimating the appropriate level of reserves to record, the Company estimates the amount of losses to be incurred over the remaining term of the lease and discounts these amounts to their net present value. The Company’s lease loss reserves were approximately $12.3 million and $14.3 million as of June 28, 2003 and September 28, 2002, respectively.

Intangibles and Long-Lived Assets.    As a result of the Company’s implementation of a quasi-reorganization as of September 28, 2002, the Company was required to early adopt SFAS No. 142 which provides that goodwill and other intangible assets with indefinite lives will no longer be amortized, but shall be tested for impairment annually, or more frequently if circumstances indicate potential impairment. The impairment test is comprised of two steps: (1) a reporting unit’s fair value is compared to its carrying value; if the fair value is less than its carrying value, goodwill impairment is indicated; and (2) if impairment is indicated in the first step, it is measured by comparing the implied fair value of goodwill to its carrying value at the reporting unit level. In determining fair value, the Company uses the discounted cash flow method which assumes a certain growth rate projected over a period of time in the future and discounted to present value using the Company’s estimated cost of capital. Adoption of SFAS No. 142 did not have an impact on the Company’s consolidated financial statements at September 28, 2002.

Discontinued Operations.    The decision to exit the unprofitable retail operations on September 25, 2002 resulted in an impairment of the underlying assets and an accrual of exit-related costs and liabilities in accordance with Accounting Principle Board (“APB”) Opinion No. 30. Pursuant to APB Opinion No. 30, the Company recognized the asset impairment and accrued exit-related costs including expected losses anticipated over the disposal period as of the measurement date, which was September 25, 2002.

Certain of the liabilities established in connection with the discontinued operations such as lease reserves and settlements (including proceeds to be received or paid in connection with lease buyouts) and contract terminations will be resolved in future years. As of June 28, 2003, the provisions established for these matters are considered adequate.

Quasi-reorganization.    On September 25, 2002, the Company’s Board of Directors approved a resolution to effect a quasi-reorganization as of September 28, 2002. A quasi-reorganization is an accounting procedure that eliminates an accumulated deficit in retained earnings and permits the Company to proceed on much the same basis as if it had been legally reorganized. A quasi-reorganization involves adjusting the Company’s assets and liabilities to their fair values. Any remaining deficit in retained earnings is then eliminated by a transfer from paid-in capital and capital stock, if necessary, giving the Company a “fresh start” with a zero balance in retained earnings. The quasi-reorganization adjustments did not result in a net write-up of net assets.

Tax Valuation Allowances.    The Company accounts for income taxes in accordance with SFAS No. 109, which requires that deferred tax assets and liabilities be recognized using enacted tax rates for the effect of temporary differences between the book and tax bases of recorded assets and liabilities. SFAS No. 109 also requires that deferred tax assets be reduced by a valuation allowance if it is more likely than not that some portion or all of the net deferred tax asset will not be realized. At June 28, 2003 and September 28, 2002, the Company had approximately $7.6 million and $9.4 million, respectively, in net deferred tax assets that were reduced by a tax valuation allowance of approximately $6.4 million.

Benefit Plans.    The Company accounts for its pension plans in accordance with SFAS No. 87, which requires the Company to make actuarial assumptions which are used to calculate the value of pension plan assets, liabilities and expenses recorded in the Company’s financial statements. The assumptions are regularly evaluated by management in consultation with outside actuaries who are relied upon as experts. In the event that the Company determines that changes are warranted in the assumptions used, such as the discount rate, expected long-term rate of return on plan assets, or health care costs, future pension and postretirement benefit expenses could increase or decrease.

Cash Consideration Received from Vendors.    The Company accounts for cash consideration received from vendors pursuant to the provisions of Emerging Issues Task Force (“EITF”) Issue No. 02-16, “Accounting by a Customer (Including a Reseller) for Cash Consideration Received from a Vendor.” Issue No. 02-16 provides guidance on how a reseller should characterize the cash consideration received from a vendor and when and how the cash consideration should be recorded on its income statements. Issue No. 02-16 requires that the cash consideration received from the vendor be considered as a reduction of cost of sales when recognized in the reseller’s income statement. If the cash consideration received from a vendor is the direct, specific and incremental reimbursement of costs incurred by the reseller to sell the vendor’s products, the cash consideration is treated as a reduction of such selling costs.

Forward-Looking Information

This document and other documents of Unified may contain “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995. These statements relate to expectations concerning matters that (a) are not historical facts, (b) predict or forecast future events or results, or (c) embody assumptions that may prove to have been inaccurate, including Unified’s assessment of the probability and materiality of losses associated with litigation and other contingent liabilities; and Unified’s expectations regarding the adequacy of capital and liquidity. Also, when we use words such as “believes,” “expects,” “anticipates” or similar expressions, we are making forward-looking statements. Although Unified believes that the expectations reflected in such forward-looking statements are reasonable, we cannot give you any assurance that such expectations will prove correct. Important factors that could cause actual results to differ materially from such expectations include the adverse effects of the changing industry environment and increased competition; sales decline and loss of customers; exposure to the uncertainties of litigation and other contingent liabilities; the ability of Unified to close and sell its discontinued operations within the parameters of the estimates made with respect to the closure or sale; the inability of the Company to maintain its operating performance and equity base in order to meet financial covenants applicable to future periods; and the increased credit risk to Unified caused by the ability of former United members to establish their required minimum deposits over time through use of patronage dividends to purchase Class B Shares if such members default on their obligations to Unified prior to their deposit requirements being met and the existing deposit proves inadequate to cover such members’ obligation. Important factors that could cause actual results to differ materially from the Company’s expectations also include the factors discussed under the caption “Additional Discussion and Analysis” and “Critical Accounting Policies” within Management’s Discussion and Analysis of

Financial Condition and Results of Operations. All forward-looking statements attributable to Unified are expressly qualified in their entirety by the factors that may cause actual results to differ materially from anticipated results.

Availability of SEC Filings

Unified makes available, free of charge, through its website (www.uwgrocers.com) its Forms 10-K, 10-Q and 8-K, as well as its registration statements, as soon as reasonably practicable after those reports are electronically filed with the Securities and Exchange Commission. These documents are also available through the Securities and Exchange Commission’s website (www.sec.gov).

Item 3.    Quantitative and Qualitative Disclosures About Market Risk

Unified has only limited involvement with derivative financial instruments. They are used to manage well-defined interest rate risks. Unified entered into a five-year interest rate collar agreement in February 1999 in relation to certain borrowings on its variable rate revolving credit facility. The collar agreement was put in place without incurring a fee with respect to the collar transaction. The hedge agreement is structured such that Unified pays a variable rate of interest between 6% (cap rate) and 4.94% (floor rate) based on a notional amount of $50.0 million. The weighted average interest rate, prior to lender’s margin, on borrowings on the revolving credit facility was 1.38% at June 28, 2003. Prior to the quasi-reorganization, the Company recorded an unrealized loss of $2.4 million in other comprehensive earnings reflecting the fair value of the collar agreement at September 28, 2002. The elimination of other comprehensive earnings (loss) as part of the fair value adjustment process resulted in the unrealized loss of $2.4 million becoming the new cost basis of the collar agreement. The fair value of the collar agreement was an unrealized loss of $1.4 million and $2.4 million at June 28, 2003 and September 28, 2002, respectively. Accordingly, the Company recorded an unrealized gain of $0.4 million and $1.0 million for the thirteen and thirty-nine week periods ended June 28, 2003, respectively.

Unified is subject to interest rate changes on its notes payable under the Company’s credit agreements that may affect the fair value of the notes payable and cash flow and earnings. Based on the notes payable outstanding at June 28, 2003 and the current market condition, a 100 basis point increase in the applicable interest rates would decrease the Company’s annual cash flow and pretax earnings by approximately $1.2 million. Conversely, a 100 basis point decrease in the applicable interest rates would increase annual cash flow and pretax earnings by $1.2 million.

With the adoption of SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities,” the Company’s investments in convertible bonds were reclassified from available for sale securities to trading securities. As a result of changing the classification of the convertible bonds, the Company is subject to market risk associated with fluctuations in interest rates and the market value of the embedded conversion feature. During the thirteen and thirty-nine week periods ended June 28, 2003, the Company recorded gains due to the changes in the fair value of the convertible bonds totaling $0.1 million and $0.4 million, respectively.

Item 4.    Controls and Procedures

Within the 90 days prior to the filing date of this report, the Company’s Chief Executive Officer, Alfred A. Plamann, and Chief Financial Officer, Richard J. Martin, with the participation of the Company’s management, carried out an evaluation of the effectiveness of the Company’s disclosure controls and procedures pursuant to Exchange Act Rule 13a-14. Based upon that evaluation, the Chief Executive Officer and the Chief Financial Officer believe that, as of the date of the evaluation, the Company’s disclosure controls and procedures are effective in making known to them material information relating to the Company (including its consolidated subsidiaries) required to be included in this report.

There were no significant changes in the Company’s internal controls or in other functions that could significantly affect internal controls, known to the Chief Executive Officer or the Chief Financial Officer, subsequent to the date of the evaluation.

PART II.    OTHER INFORMATION

Item 1.    Legal Proceedings

During fiscal 2002, the Company became involved in litigation in the state of Hawaii stemming from the Company’s 1996 sale of a subsidiary to a private investor, events subsequent to the sale, and the subsequent bankruptcy and liquidation of such business. In re: Hawaiian Grocery Stores, Ltd; and Mark J.C. Yee vs. Unified Western Grocers, Inc., Certified Grocers of California, Ltd., and Grocers Specialty Company, and KPMG, was filed December 14, 2001. In this case, the Trustee for the bankruptcy estate, who is the plaintiff in the matter, has asserted preference claims against Certified Grocers of California, Ltd. (“Certified”), the predecessor of Unified, based on alleged insider relationship, fraudulent transfer claims against Certified and Grocers Specialty Company, fraud claims against Certified, Grocers Specialty Company and other unnamed parties, and contract and tort claims against KPMG. In its prayer for relief, the plaintiff seeks judgment against the defendants for $13.5 million, plus interest, punitive damages of $10 million and other unspecified damages. The Trustee also filed a complaint in the Hawaii Circuit Court, First Circuit, entitled Mark J.C. Yee, Trustee for the Bankruptcy Estate of Hawaiian Grocery Stores, Ltd., vs. Unified Western Grocers, Inc., Certified Grocers of California, Ltd., Grocers Specialty Company, RHL, Inc., Alfred A. Plamann, Charles Pilliter, Daniel T. Bane, Robert M. Ling, David A. Woodward, Richard H. Loeffler, Fletcher Robbe, Goodsill Anderson Quinn and Stifel, and Does 1-10 on May 17, 2002 . This action, which generally arises out of the same transactions that are the subject of the Federal District Court proceeding referenced above, asserts breach of fiduciary duties by the officers and directors of Hawaiian Grocery Stores, Ltd. (“HGS”), the controlling shareholder of HGS (Grocers Specialty Company) and the controlling shareholder’s parent corporation (Certified), and breach of fiduciary duties by defendants Goodsill, Loeffler, RHL, Inc., and Robbe. Current and former officers of the Company were officers or directors of HGS during certain periods and a subsidiary of the Company was a shareholder of HGS during certain periods. The complaint seeks compensatory damages of approximately $13.5 million, plus interest, punitive damages of $10.0 million and other unspecified damages. All of the above referenced matters are now pending in the Federal District Court for the District of Hawaii. In March 2003, the Trustee amended its complaint to add Bruce Barber and Sheppard Mullin Richter & Hampton LLP, as defendants. The Company is vigorously defending this litigation.

The Company is a party to various litigation, claims and disputes, some of which, including the HGS litigation, are for substantial amounts, arising in the ordinary course of business. While the ultimate effect of such actions cannot be predicted with certainty, the Company expects the outcome of these matters will not result in a material adverse effect on its financial condition or results of operations.

Item 2.    Changes in Securities and Use of Proceeds

None

Item 3.    Defaults Upon Senior Securities

None

Item 4.    Submission of Matters to a Vote of Security Holders

None

Item 5.    Other Information

None

Item 6. Exhibits	and Reports on Form 8-K

(a)  Exhibits:

10.45	Smart & Final Supply Agreement Dated May 16, 2003

31.1	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32	Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

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

Dated: August 7, 2003