Form 10-K
period 2003-09-27
UNIFIED WESTERN GROCERS INC
filed 2003-12-16
CIK 320431

United States

Securities and Exchange Commission

Washington, D.C. 20549

Form 10-K

(Mark One)

[X] Annual report pursuant to Section 13 or 15(d) of the Securities

Exchange Act of 1934 for the fiscal year ended September 27, 2003 or

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

Registrant’s telephone number, including area code: (323) 264-5200

Securities registered pursuant to Section 12(b) of the Act: None

Securities registered pursuant to Section 12(g) of the Act:

Title of each class	Name of each exchange

Class A Shares	None
Class B Shares	None
Class E Shares	None

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

State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold, or the average bid and asked price of such common equity, as of the last business day of the registrant’s most recently completed second fiscal quarter. There is no public market for the Company’s voting and non-voting common equity.

The number of shares outstanding of each of the registrant’s classes of common stock, as of December 10, 2003 were as follows:

Class A: 102,125 shares	Class B: 501,517 shares	Class C: 16 shares	Class E: 36,924 shares

Documents Incorporated By Reference: Portions of the proxy statement for the 2004 annual meeting, which will be filed within 120 days of the end of the fiscal year, are incorporated by reference in Part III.

Part I

Item 1.    BUSINESS

General

Unified Western Grocers, Inc. (“Unified” or the “Company”) is a grocery wholesaler serving supermarket operators in California, Oregon, Washington, Idaho, Nevada, Arizona, Hawaii, Colorado, Utah and various foreign countries in the South Pacific and elsewhere. The Company sells a wide variety of products to its customers, including dry grocery, frozen food, deli, meat, dairy, egg, produce, bakery, gourmet, specialty foods and general merchandise products. Unified also provides support services to its patrons, including member financing and insurance. Specific products and services available to patrons vary depending on location. The Company’s marketing platform is built on offering its customers better value than is available elsewhere by combining competitive pricing with superior selection, quality, timely delivery, service and convenience.

In September 1999, Unified completed a merger (the “Merger”) with United Grocers, Inc. (“United”), a grocery cooperative headquartered in Milwaukie, Oregon. In connection with the Merger, the Company changed its name from Certified Grocers of California, Ltd. (“Certified”) to Unified. Effective September 27, 1999 the Company also changed its fiscal year end from the Saturday nearest August 31 to the Saturday nearest September 30. The Merger provided Unified members with various benefits, including economies of scale and certain synergies through the elimination of duplicate facilities and functions, including legal, accounting and management information systems and services. The increased purchasing volume and economies of scale resulting from the Merger allowed for more favorable pricing on certain products, as well as increased availability of products and services not previously offered by the separate companies.

A California corporation organized in 1922 and incorporated in 1925, Unified does business primarily with those customers that qualify and have been accepted as “member-patrons.” The Company’s member-patrons are primarily independent grocers. To realize the benefits of membership in the cooperative, member-patrons are required to meet specific member capitalization requirements. Member capitalization requirements, as defined pursuant to the Company’s Bylaws, include a combination of capital stock ownership, required cash deposits and patronage dividend certificates. The Company operates as a cooperative for income tax purposes except with respect to business conducted with non-patrons and business conducted by its subsidiaries. Unified establishes for its member-patrons minimum purchase requirements, which may be modified at the discretion of the Company’s Board of Directors (the “Board”). A patron that does not meet member-patron purchase requirements may conduct business with Unified either as an “associate-patron” or as a customer on a non-patronage basis. Associate-patrons have reduced minimum purchase requirements, are required to establish cash deposits, and do not own shares of the capital stock of Unified. The earnings of the Company’s subsidiaries and non-patronage business of the cooperative are retained by the Company, while the earnings of the parent company attributable to patronage business conducted with its members are generally distributed to its patrons in the form of patronage dividends.

During the period from August 29, 1999 to September 28, 2002, the Company produced and distributed to its members patronage earnings of approximately $47.1 million from its three patronage earnings divisions. However, the Company’s non-patronage businesses generated losses that resulted in an accumulated deficit of approximately $21.9 million at September 28, 2002. The losses were primarily attributable to the Company’s retail grocery business, as well as other unprofitable subsidiaries and the one-time transition costs associated with the Merger. During this period, the Company pursued several initiatives to return its retail and other subsidiary businesses to profitability, including the closure and sale of under-performing retail locations and certain unprofitable businesses. Although substantial improvements were made in the Company’s retail operations, the Company concluded that future improvements would require continued capital investments and that such investments would not be without risk. Consequently, on September 25, 2002, the Board approved a plan to exit retail and other unprofitable subsidiary operations. Concurrent with this decision, the Board also approved a plan to effect a quasi-reorganization as of September 28, 2002. A quasi-reorganization is an accounting procedure that eliminates an accumulated deficit in retained earnings and permits a company to proceed on much the same basis as if it had been legally reorganized. A quasi-reorganization involves adjusting a company’s assets and liabilities to their fair values. Any remaining deficit in retained earnings is then eliminated by a transfer of amounts from paid-in capital and capital stock, if necessary, giving a company a “fresh start” and a zero balance in retained earnings. To reflect these actions, the Company wrote down certain current and non-current assets of its retail business, including goodwill, to net realizable value. In addition, the Company accrued certain exit related costs including estimated operating losses, severance, lease reserves and other necessary costs expected to be incurred over the disposal period. The effect of these two actions resulted in a net accumulated deficit that was eliminated by a transfer of amounts from paid-in capital, Class A and Class B Shares (see Notes 2 and 3 to the consolidated financial statements).

Wholesale Distribution Business

The Company’s wholesale distribution business represented approximately 99% of consolidated net sales from continuing operations for the fiscal years ended September 27, 2003 and September 28, 2002. The wholesale business includes a broad range of branded and private label products in nearly all food categories including dry grocery, frozen food, deli, meat, dairy, egg, produce, bakery, gourmet, specialty foods and general merchandise products.

The wholesale distribution segment includes the results of operations from the sale of food and general merchandise products to both member and non-member independent and chain supermarket operators. The Company’s patronage earnings are based on the combined results of the Company’s three patronage earnings divisions: the Southern California and Pacific Northwest Dairy Divisions and the Cooperative Division. The Company also does business on a non-patronage basis in the wholesale distribution segment through its specialty food company and international sales division and with non-member customers of the cooperative.

Unified distributes its various products from warehouse and manufacturing facilities located in Los Angeles, Commerce, Santa Fe Springs, Stockton, Hayward, Livermore and Fresno, California and Milwaukie, Oregon.

Unified sells a full line of branded food and nonfood items supplied by manufacturers in addition to merchandise under its own private labels, including the Springfield, Special Value, La Corona, Golden Creme, Western Family, Foremost, Cottage Hearth and Better Buy trade names. The Company operates its own bakery and fluid milk bottling manufacturing facilities in Southern California. Unified is not dependent upon any single source of supply in any of its businesses, except for the Company’s Southern California Dairy Division. Most of the raw milk used in production at the Los Angeles fluid milk bottling facility is purchased from a dairy cooperative that provides such products at prices established by the State of California. Management believes that alternative suppliers are available for substantially all of the Company’s products and that the loss of any one supplier would not have a material adverse effect on the Company’s business.

During the normal course of business, Unified enters into supply agreements with certain members and customers. These agreements require that the member or customer purchase specified amounts of their merchandise requirements from Unified and obligates the Company to supply such merchandise pursuant to agreed-upon terms and conditions relating to such matters as pricing and delivery. The supply agreements vary in terms and length.

Retail Business

In fiscal 1993, the Company initially acquired a 10% equity interest in SavMax Foods, Inc. (“SavMax”) a member-patron then operating seven retail stores. The Company subsequently purchased the remaining common and preferred shares of SavMax in December 1998. While seeking a qualified buyer for the stores, the Company implemented various initiatives to improve the financial performance of each store with emphasis placed on pricing, selection, service and overall store appearance. However, the stores faced deteriorating conditions in the local economies and increasing competitive pressures. The Company’s Ad Hoc Committee-Retail, which consisted of Board members experienced in operating retail supermarkets, provided guidance and advice on improving retail performance. The Company made improvements to the SavMax chain including the re-merchandising of all stores, the remodel of two store locations and the sale of one under-performing store location. At September 28, 2002, the Company continued to operate six of the original seven SavMax store locations.

As a means to facilitate its members’ ability to acquire store locations, the Company entered into an agreement in May 1999 to purchase certain assets related to 32 stores divested in connection with Albertsons, Inc.’s merger with American Stores, Inc. The acquisition was completed in October 1999. As part of this transaction, the Company sold or otherwise permitted the direct transfer of 26 of these stores to the Company’s members coincident to the closing of the transaction. The transaction resulted in an additional annualized supply volume of approximately $52.0 million relating to the increased purchases by the new member stores. Pursuant to its obligations under this transaction, the Company operated the remaining 6 stores (the “Divestiture Stores”) for a period of time. All of the Divestiture Stores were sold, subleased or closed as of the fiscal year ended September 28, 2002.

The Company acquired four stores as part of the Merger in September 1999. Due to poor operating performance, the Company subsequently closed three of the stores in fiscal 2002. The Company also acquired three stores in Northern California in June 2001 but closed and sold one of the stores in fiscal 2002.

At September 28, 2002, the Company’s retail business consisted of twelve stores, nine of which were operating. As a result of continued operating losses generated by its retail operations, the Company in fiscal 2002 initiated detailed studies and evaluations of its retail operations to identify and remedy certain under performing aspects of the retail business. These studies and evaluations were conducted by the Company and supervised by the Company’s Ad Hoc Committee-Retail. On September 25, 2002, the Board approved the Company’s plan to exit its unprofitable retail business. In connection with the plan and pursuant to Accounting Principles Board (“APB”) Opinion No. 30, “Reporting the Results of Operations-Reporting the Effects of Disposal of a Segment of a Business, and Extraordinary, Unusual and Infrequently Occurring Events and Transactions” (“APB Opinion No. 30”), the results of operations of the retail business were reported as discontinued operations in the accompanying consolidated financial statements. The plan of disposition included the closure of three retail stores prior to September 28, 2002 with the remaining nine stores planned for sale or closure in fiscal 2003.

In connection with the Company’s exit plan, the Company recorded a loss on the sale and/or disposal of its discontinued retail business for the year ended September 28, 2002 which included the write-down of goodwill of $21.1 million, expected losses to be incurred during the disposal period of $4.5 million, write-down of assets to fair value of $10.5 million, lease reserves and settlements of $3.7 million, severance and termination benefits of $0.8 million and contract termination and other costs of $0.7 million. These costs were partially offset by estimated proceeds of $5.9 million, net of tax. The reserves established at September 28, 2002 represented estimates of the additional costs the Company expected to incur to complete its exit and disposal activities in fiscal 2003. Certain of the reserves established, such as lease reserves and settlements, will be resolved in future years.

During the year ended September 27, 2003, the Company closed seven of the remaining nine stores and obtained binding commitments for the sale and transfer of the leasehold rights for the remaining two stores to member-patrons, which stores were either sold or transferred subsequent to year-end. Sales proceeds realized on the sale of the leasehold rights, store inventories and certain store fixtures were approximately $1.2 million, net of tax which was less than the anticipated estimated proceeds of $5.9 million, net of tax. Also, the Company operated certain stores longer than originally projected in fiscal 2003, and thus the net realizability of certain of the retail business’s remaining assets and liabilities, primarily its estimated lease reserves and settlement costs, were adjusted. The adjustments, which total $5.9 million net of tax, were charged as a reduction to Class A and Class B Shares during the year ended September 27, 2003.

Other Support Businesses

The Company’s other support businesses collectively accounted for approximately 1% of the Company’s consolidated net sales for the fiscal years ended September 27, 2003 and September 28, 2002. In fiscal 2003, the Company’s other support businesses consisted of member financing and insurance. Certain other support businesses originally acquired as part of the Merger were either sold to unrelated third parties or shut down during fiscal 2003 pursuant to the September 25, 2002 Board approved plan to exit all unprofitable subsidiary operations.

Competition

The grocery industry, including the wholesale food distribution business, is highly competitive, and is characterized by relatively high volume and low profit margins. The shifting of market share among competitors is typical of the wholesale food business as competitors attempt to increase sales in various markets. Accordingly, the Company must be able to respond rapidly to fluctuating market prices, provide a wide range of perishable and nonperishable products, ensure prompt and efficient deliveries, and provide support services that are required by modern supermarket operations.

The Company competes with a number of local and regional grocery wholesalers and with a number of other businesses that market their products directly to retailers, including companies having greater assets and sales volume than the Company. In addition, the Company’s members also compete at the retail distribution level with several large chain store organizations that have fully integrated wholesale and retail operations.

In helping its customers remain competitive, the Company places emphasis on providing a high quality and diverse line of products, competitive service fees and timely and reliable deliveries. The Company also believes that providing a wide range of support services needed by its retail store customers is an important factor in ensuring its customers’ success.

On October 11, 2003, members of the United Food and Commercial Workers (“UFCW”) union in Southern California went on strike against Safeway, Inc. At the time of the strike, Safeway, Inc.’s bargaining partners, Kroger Co. and Albertsons, Inc., agreed to lock out workers until a contract settlement was reached. Some of the Company’s employees and a small number of the Company’s member-patrons’ employees are members of the UFCW, none of whom are on strike. Accordingly, the Company and its member-patrons have not been adversely affected by the strike.

Customers

Unified is a cooperative organization that conducts business primarily with its members and associate-patrons. Unified also conducts business with non-member customers on a non-patronage basis. The Company’s member and non-member customers are primarily retail grocery store operators ranging in size from single store operators to multiple store chains. The Company’s largest customer, a non-member, and ten largest member and non-member customers accounted for approximately 9% and 34%; 7% and 30%; and 7% and 30% of net sales from continuing operations for the fiscal years ended September 27, 2003, September 28, 2002 and September 29, 2001, respectively. In addition, the Company’s ten largest member and non-member credit customers accounted for approximately 35% and 22% of total accounts receivable at September 27, 2003 and September 28, 2002, respectively.

Capital Stock

Class A Shares.    Class A Shares may be held only by member-patrons of Unified. In order to qualify for and retain member-patron status, a person or other entity (1) must patronize Unified in amounts and in a manner that is established by the Board; (2) must have approved financial standing; (3) must make application in such form as is prescribed by Unified; and (4) is accepted as a member only after approval by the Board. Each holder of Class A Shares is entitled to one vote per share on all matters to be voted upon by the shareholders, and may cumulate votes in connection with the election of 80% of the authorized number of directors.

In fiscal 2002, Unified required that each of its member-patrons acquire and hold 100 Class A Shares. The price for these shares is the book value per share of the Company’s outstanding shares at the close of the fiscal year end prior to purchase. In November 2002, as part of its equity enhancement plan, the Board amended the Bylaws to increase the required holdings of Class A Shares by a member-patron to 150 shares at the end of fiscal 2003, 200 shares at the end of fiscal 2004, 250 shares at the end of fiscal 2005, 300 shares at the end of fiscal 2006, and 350 shares at the end of fiscal 2007.

Class B Shares.    Each holder of Class A Shares must also own a number of Class B Shares in an amount established by the Board. Unified currently requires each member-patron to acquire, over time, Class B Shares having combined issuance values in an amount equal to the member-patron’s required subordinated cash deposit. The price for these shares is the book value per share of the Company’s outstanding shares at the close of the fiscal year end prior to purchase. The holders of Class B Shares currently have the right to elect 20% of the authorized number of directors. Except as provided above or by California law, the holders of Class B Shares do not have any other voting rights.

Class B Shares are generally issued to member-patrons as part of the Cooperative Division patronage dividends paid to the member-patron over a period of five consecutive fiscal years, beginning with the first full fiscal year following admission as a member-patron. The Class B issuance formula generally provides that the member-patron will hold Class B Shares having issuance values equal to 20% of the member-patron’s Class B Share requirement after the first full year of patronage dividend, 40% of the Class B Share requirement after the second patronage dividend, and so on until the member-patron reaches 100% of its Class B Share requirement.

If following the issuance of Class B Shares as part of the patronage dividend distribution for any given fiscal year, the member-patron does not hold Class B Shares having combined issuance values equal to the amount of Class B Shares required to be held by the member-patron, then additional Class B Shares must be purchased by the member-patron in a quantity sufficient to achieve the required amount. The issuance of additional Class B Shares will be paid for by charging the member-patron’s cash deposit account in an amount equal to the issuance value of the additional Class B Shares or by direct purchase.

Member-patrons that were former United members who did not receive sufficient Class B Shares in the Merger to meet the minimum Class B Share ownership deposit requirements were provided with the following alternatives subsequent to the Merger: (i) provide a cash deposit for the deficiency; (ii) purchase additional Class B Shares to cover the deficiency; or (iii) assign at least 80% of the Cooperative Division patronage dividends the shareholder will receive in the future to Unified to purchase Class B Shares for the account of the shareholder until the deficiency is eliminated. During that period, Unified requires the member to purchase at least the percentage of total product purchased during the most recent 12 month period prior to the Merger under a supply agreement with Unified.

Class C Shares.    Class C Shares are held by members of the Board. Each Director purchases one Class C Share for ten dollars. Class C Shares are non-voting Director Qualifying Shares and share in liquidation at a value of ten dollars per share.

Class E Shares.    In December 2002, as an additional part of its fiscal 2003 equity enhancement plan, the Board authorized the submission to the shareholders of a proposal to create a new class of equity, to be denominated “Class E Shares,” by amendment to the Articles of Incorporation. This proposal was approved by the shareholders in March 2003. The new Class E Shares will be issued as patronage dividends issued for the Cooperative Division in 2003 and in future periods, as determined annually at the discretion of the Board. The Class E Shares have a stated value of $100 per share, and are non-voting and non-dividend bearing equity securities. Class E Shares are transferable only with the consent of the Company. Pursuant to the Company’s repurchase policy, Class E Shares cannot be repurchased for ten years from their date of issuance unless approved by the Board or upon sale or liquidation of the Company. The shares, when redeemed, will be redeemed at stated value. Thereafter, shares may be repurchased by the Company subject to the limitations of Section 500 of the California General Corporation Law (“Section 500”), its credit agreements and approval by the Board.

Redemption of Capital Stock

The Articles of Incorporation and Bylaws currently provide that Unified has the right to repurchase any Class A Shares, Class B Shares or Class E Shares held by a former member-patron, and any excess Class B Shares held by a current member-patron, whether or not the shares have been tendered for repurchase. In December 2003 the Board amended the Company’s redemption policy to clarify that the repurchase of any Class A Shares, Class B Shares or Class E Shares is solely at the discretion of the Board. Ten years after the issuance of Class E Shares, and not before, the holder may request that Unified, at its sole discretion repurchase Class E Shares, even if the membership of the holder has not terminated.

Subject to the Board’s determination to redeem shares, any repurchase of shares will be on the terms, and subject to restrictions, if any set forth in:

•	The Corporations Code of the State of California;

•	The Company’s Articles of Incorporation and Bylaws;

•	Any credit or other agreement to which the Company is a party; and

•	The Company’s redemption policy.

The Board has the right to amend the Company’s redemption policy at any time, including, but not limited to, changing the order in which repurchases will be made or suspending or further limiting the number of shares repurchased, except as otherwise may be expressly provided in the Articles of Incorporation. A copy of the Bylaws which contains the Company’s redemption policy has been filed as Exhibit 3.2 to this Form 10-K.

The Company’s redemption policy currently provides that subject to the limitations described below, (i) Class A Shares and Class B Shares held by a shareholder that is no longer a qualified or active member-patron may be redeemed at the book value per share of the Company at the close of the last fiscal year end prior to termination of member status, (ii) with respect to terminations prior to September 30, 2000, the repurchase price would be the Company’s book value per share at the fiscal year end prior to the effective date of the Merger, (iii) Class B Shares of terminated members would not be redeemed until after September 28, 2002 and (iv) after September 28, 2002 Unified may repurchase excess Class B Shares tendered for redemption at the book value per share at the close of the last fiscal year end prior to the date the shares are tendered for repurchase.

Pursuant to the Merger, Unified agreed to repurchase excess Class B Shares held by former shareholders of United that were received in the Merger and tendered for redemption prior to January 28, 2001 at the book value as of April 2, 1999 of the shares of the Company’s common stock for which the excess Class B Shares were exchanged in the Merger. The Company purchased such shares by issuing notes referred to as “redemption subordinated notes,” which are payable in twenty equal quarterly principal installments and bear interest at 6% per year. In fiscal 2003, the Company paid $2.8 million on the notes.

The Company’s redemption policy also currently provides that the number of Class B Shares that Unified may redeem in any fiscal year will be typically limited to approximately 5% of the sum of:

•	The number of Class B Shares outstanding at the close of the preceding fiscal year end; and

•	The number of Class B Shares issuable as a part of the patronage dividend distribution for such preceding fiscal year.

The Board has discretion to modify the repurchase policy from time to time.

As a California corporation, the Company is subject to the provisions of the California General Corporation Law including Section 500, which limits the ability of the Company to make distributions, including distributions to repurchase its own shares and make any payments on notes issued to repurchase Unified shares. Section 500 permits such repurchase and note payments only when retained earnings calculated in accordance with generally accepted accounting principles equal or exceed the amount of any proposed distribution or an alternative asset/liability ratio test is met. At September 27, 2003, the Company had retained earnings of $5.3 million.

Patronage Dividends

Unified distributes patronage dividends based upon its patronage earnings during the fiscal year. The Board approves the payment of dividends and the form of such payment for the Company’s three patronage earnings divisions: the Southern California and the Pacific Northwest Dairy Divisions and the Cooperative Division.

•	The Southern California Dairy Division consists of patronage earnings generated from sales of products primarily manufactured at a fluid milk and juice bottling plant located in Los Angeles, California. Patronage dividends for this division are paid solely to patrons who purchase dairy and other related products from the Southern California Dairy Division.

•	The Pacific Northwest Dairy Division consists of patronage earnings generated from sales of dairy products manufactured by third party suppliers located in Oregon. This division was established in the third quarter of fiscal 2001. Patronage dividends are paid solely to patrons who purchase dairy products from the Pacific Northwest Dairy Division.

•	The Cooperative Division consists of patronage earnings generated from all other patronage activities of Unified regardless of geographic location.

The following table illustrates the patronage dividend earnings of Unified during the past three fiscal years.

(dollars in thousands)

Division	2003	2002	2001

Southern California Dairy	$10,056	$10,457	$10,704
Pacific Northwest Dairy	274	284	60
Cooperative(b)	6,282	5,972	4,170

Total(a)	$16,612	$16,713	$14,934

(a)	Results in prior periods are not necessarily indicative of results for future periods.

(b)	The Cooperative Division dividends are paid based on the patronage purchases for the following types of products: dry grocery, deli, general merchandise, frozen food, ice cream, meat, produce and bakery.

Net patronage earnings are based on the combined results of the Southern California and Pacific Northwest Dairy Divisions and the Cooperative Division. In the event of a loss in one division, the Board will make an equitable decision with respect to the treatment of the loss.

Due to logistic and geographic constraints, patrons located in Southern California purchase dairy products from the Southern California Dairy Division while patrons located in the Pacific Northwest purchase dairy products from the Pacific Northwest Dairy Division. As a result, patrons of Unified located outside of Southern California and the Pacific Northwest typically do not participate in the Company’s dairy division program.

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

In fiscal 2002, the Board adopted an equity enhancement plan. Pursuant to that plan, Cooperative Division patronage dividends payable to member-patrons for fiscal 2002 were payable in the form of:

•	Class B Shares to the extent there existed any deficiency of a member-patron in meeting the requirements for holding Class B Shares specified in the Company’s Bylaws; and

•	Patronage Certificates for the balance of such patronage dividends due the member-patrons. Patronage Certificates have a term of five years and an interest rate approximating the five-year treasury rate as such rate exists at fiscal year end, such rate to be adjusted annually thereafter to approximate the same benchmark interest rate on each anniversary of the fiscal year end.

In fiscal 2003, the Company issued $3.3 million of Patronage Certificates as a portion of its patronage dividends for fiscal 2002. These Patronage Certificates are included in subordinated patronage dividend certificates in the accompanying consolidated balance sheets.

For fiscal 2003, patronage dividends in the Cooperative Division will be paid to member-patrons in the form of:

•	Class B Shares to the extent there exists any deficiency of a member-patron in meeting the requirements for holding Class B Shares specified in the Bylaws of the Company; and

•	Class E Shares for the remainder.

Associate-Patrons will be paid patronage dividends in the form of cash or patronage dividend certificates or a combination of each in a manner to be determined by the Board.

Patronage dividends generated by the dairy divisions will continue to be paid in cash.

Minimum Purchase Requirements

Unified requires that each member-patron meet the minimum purchase requirements established by the Board, which may be modified from time to time. Currently, Unified’s minimum purchase requirement for member-patrons is $5,000 per week. Exceptions to the minimum purchase requirements may be granted by the Board. Entities not meeting these minimum purchase requirements may be allowed to purchase products on a non-patronage basis.

Patron Deposits

Unified generally requires that its patrons maintain a subordinated cash deposit pursuant to a formula based on average weekly purchases from the Company or the amount of the patron’s average individual purchases if purchases are not made on a regular basis. Required deposit amounts are determined at least twice a year, at the end of the Company’s second and fourth fiscal quarters, based on a review of the patron’s purchases from the Cooperative Division during the preceding four quarters. Periodically, member-patrons with deposit deficiencies will be allowed to build the minimum cash deposit requirement over time. Member-patrons meeting certain qualifications may elect to maintain a reduced required deposit. Unified pays no interest on required cash deposit amounts. However, interest is paid at the prime rate for cash deposits in excess of the patron’s required deposit amount.

Member-patrons can satisfy the minimum deposit requirement through a combination of a cash deposit and the ownership of Class B Shares. The deposit value of a Class B Share is based upon its book value at the last fiscal year-end prior to the initial issuance of the Class B Shares. Former United shareholders were permitted a deposit value of $253.95 per share for the value of shares received in the Merger. Former United shareholders that did not have sufficient Class B Shares immediately following the Merger to meet the minimum deposit requirements were provided the following three alternatives: (i) provide a cash deposit for the deficiency; (ii) purchase additional Class B Shares to cover the deficiency; or (iii) assign at least 80% of the Cooperative Division patronage dividends the shareholder will receive in the future to Unified to purchase Class B Shares for the account of the shareholder until the deficiency is eliminated. During that period, Unified requires the member to purchase at least the percentage of total product that was purchased from United during the most recent 12 month period prior to the Merger under a supply agreement with Unified.

The member-patron deposit fund deficiency was approximately $7.0 million and $8.7 million at September 27, 2003 and September 28, 2002, respectively. The deposit fund deficiencies consisted of approximately $4.0 million and $5.7 million at September 27, 2003 and September 28, 2002, respectively, of member-patrons that were approved to build deposit fund requirements over time, and approximately $3.0 million in both years of former United members that elected to assign at least 80% of the Cooperative Division patronage dividends to fulfill deposit fund requirements.

Associate-patrons may only satisfy the minimum deposit requirement by a cash deposit. At September 27, 2003, the Company had 38 associate-patrons with cash deposits totaling $1.3 million.

In addition, member-patrons that participate in the Company’s price reservation program are required to maintain a non-interest-bearing deposit based upon the value of the inventory subject to the program. Under the Company’s price reservation program, patrons are permitted to place advance orders at reserved prices for certain dry grocery, frozen food, deli and general merchandise products. For the patron to receive the benefit of the price reservation program, an actual order must be placed. The price charged to the patron is the price in effect at the time of the reservation.

The required cash deposits of member-patrons are contractually subordinated and subject to the prior payment in full of certain senior indebtedness of the Company. As a condition of becoming a member-patron, each member-patron is required to execute a subordination agreement providing for the subordination of the member-patron’s required cash deposits. Generally, the subordination is such that no payment can be made by the Company with respect to the required cash deposits in the event of an uncured default by the Company with respect to senior indebtedness, or in the event of dissolution, liquidation, insolvency or other similar proceedings, until all senior indebtedness has been paid in full.

Upon request, the Company will return to patrons the amount of the cash deposit that is in excess of the required deposit amount provided that the patron is not in default of any other of its obligations to Unified. If membership status is terminated, patrons are entitled to have their deposits returned, less amounts owed to Unified. In all cases, a return of that portion of the patron’s cash deposits that consists of required deposits will be governed by the applicable subordination provisions.

Subordination Agreement, Pledge of Shares and Guarantees

Unified requires each patron, whether a member-patron or an associate-patron, to execute a subordination agreement that provides for the subordination in certain circumstances of the patron’s right to repayment of their cash deposit in full until all indebtedness to the Company is satisfied. The Company also requires each shareholder to pledge, as collateral, Class A, B and E Shares of the Company to secure their obligations to Unified. In general, individual shareholders of corporate members are generally required to guarantee the obligations of the corporate member except that former shareholders of United who were, at the date of the Merger, in compliance with their obligations to United and its subsidiaries are not required to provide individual guarantees in the absence of financing transactions.

Tax Matters

Unified is a California corporation operating primarily on a cooperative basis. The Company is subject to federal, state, franchise and other taxes applicable to corporations, such as sales, excise, real and personal property taxes. The Company files consolidated annual income tax returns with its subsidiaries.

As a corporation operating on a cooperative basis, the Company is subject to Subchapter T of the Internal Revenue Code and regulations promulgated under Subchapter T. Under Subchapter T rules, Unified generally must distribute patronage dividends to its patrons. In order to qualify as a patronage dividend, distributions are made on the basis of the relative value of the business done with or for patrons, under a pre-existing obligation to make such payment, and with reference to the net earnings from business done with or for the cooperative’s patrons. Patronage dividends are paid in cash or in any form that constitutes a written notice of allocation. A written notice of allocation is distributed to the patron and provides notice of the amount allocated to the patron by Unified and the portion thereof which constitutes a patronage dividend.

Under Subchapter T regulations, Unified may deduct for the fiscal year to which they relate the amount of patronage dividends paid in cash and qualified written notices of allocation or other property (except a nonqualified written notice of allocation) within 8½ months after the end of the fiscal year to which the patronage dividends relate. A written notice of allocation will be qualified if Unified pays at least 20% of the patronage dividend in cash, and the patron consents to take the stated dollar amount of the written notice into income in the year in which it is received. Members sign a consent form at the time of membership to satisfy the consent requirement. Patrons are required to consent to include in their gross income, in the year received, all cash as well as the stated dollar amount of all qualified written notices of allocation, including the patronage certificates and the book value of the Class B Shares distributed to them as part of the qualified written notices of allocation. Class B Shares distributed as part of the qualified written notices of allocation are also subject to state income and corporation franchise taxes in California and may be subject to these taxes in other states.

To the extent that Class B Shares are received by the patron as part of the qualified written notices of allocation under Subchapter T rules, the Internal Revenue Service (“IRS”) has held that if such Class B Shares are redeemed in full or in part or are otherwise disposed of, there will be included in the computation of the gross income of the patron, as ordinary income, in the year of redemption or other disposition, the excess of the amount realized on the redemption or other disposition over the amount previously included in the computation of gross income. However, since Class B Shares may be issued other than as a part of patronage dividends, it is possible that the IRS could take the position that the proceeds from a partial redemption of Class B Shares should be taxed as a dividend.

Unified is subject to federal income tax and various state taxes on the net earnings of the business with or for patrons that are not distributed as qualified written notices of allocation and on the net earnings derived from non-patronage business. In fiscal 2002 as part of its equity enhancement plan, the Company issued nonqualified written notices of allocation in the form of Class B shares and Patronage Certificates. For fiscal 2003, the Board authorized the issuance of the new Class E Shares along with Class B Shares as nonqualified written notices of allocation. The patron does not include a nonqualified written notice of allocation, whether in Class B Shares, Class E Shares or Patronage Certificates, as income in the year of receipt and the Company is not entitled to an income tax deduction in the year of issuance. The patron will have ordinary taxable income and the Company will have an income tax deduction when the stock is redeemed or the subordinated patronage dividend certificate is paid in cash or property.

Patrons are urged to consult their tax advisors with respect to the applicability of U.S. federal income, state or local tax rules on the ownership and disposition of Class A, B and E Shares and the receipt of patronage certificates with respect to their own tax status.

Employees

Unified employs approximately 3,000 employees, of whom approximately 2,000 are represented by collective bargaining agents, the largest being the International Brotherhood of Teamsters. Collective bargaining agreements affecting the Company’s employees have various expiration dates ranging through 2005. The Company believes its labor relations to be good.

The Company’s exit from its retail business in fiscal 2003 reduced its workforce by approximately 600 employees, 400 of whom were represented by unions. Additionally, the Company implemented a workforce reduction in fiscal 2002 that eliminated approximately 340 positions consisting of regular and temporary employees and contractors impacting nearly all divisions, departments and facilities.

Energy Matters

Unified’s operations are dependent upon the continued availability of electric power, diesel fuel and gasoline. The Company’s trucking operations are extensive and diesel fuel storage capacity represents approximately two weeks average usage. As a result, either a shortage or a significant increase in the cost of electricity, diesel fuel or gasoline could disrupt distribution activities and adversely affect the Company’s sales and earnings.

Availability of SEC Filings

Unified makes available, free of charge, through its website (www.uwgrocers.com) its Forms 10-K, 10-Q and 8-K, as well as its registration and proxy statements, as soon as reasonably practicable after those reports are electronically filed with the Securities and Exchange Commission. A copy of any of the reports filed with the SEC can be obtained from the SEC’s Public Reference Room at 450 Fifth Street, N.W., Washington, D.C. 20549. A copy may also be obtained by calling the SEC at 1-800-SEC-0330. All reports filed electronically with the SEC are available on the SEC’s web site at http://www.sec.gov.

Item 2.    PROPERTIES

The Company’s corporate offices, warehouses and manufacturing facilities that it operates as of September 27, 2003 are summarized as follows:

	Approximate Square Footage
Description	Owned	Leased

Corporate offices	71,000	153,000
Dry warehouses	2,117,000	547,000
Refrigerated warehouses	561,000	66,000
Manufacturing facilities	181,000	—

These properties are located in California, Oregon and Arizona.

Item 3.    LEGAL PROCEEDINGS

During fiscal 2002, the Company became involved in litigation in the state of Hawaii stemming from the Company’s 1996 sale of a subsidiary to a private investor, events subsequent to the sale, and the subsequent bankruptcy and liquidation of such business. In re: Hawaiian Grocery Stores, Ltd; and Mark J.C. Yee vs. Unified Western Grocers, Inc., Certified Grocers of California, Ltd., and Grocers Specialty Company, and KPMG, was filed December 14, 2001. In this case, the Trustee for the bankruptcy estate, who is the plaintiff in the matter, has asserted preference claims against Certified, the predecessor name of Unified, based on alleged insider relationship, fraudulent transfer claims against Certified and Grocers Specialty Company, fraud claims against Certified, Grocers Specialty Company and other unnamed parties, and contract and tort claims against KPMG. In its prayer for relief, the plaintiff seeks judgment against the defendants for $13.5 million, plus interest, punitive damages of $10.0 million and other unspecified damages. In September 2003, the court dismissed the fraudulent transfer and fraud claims against Certified and Grocers Specialty Company. The Trustee also filed a complaint in the Hawaii Circuit Court, First Circuit, entitled Mark J.C. Yee, Trustee for the Bankruptcy Estate of Hawaiian Grocery Stores, Ltd., vs. Unified Western Grocers, Inc., Certified Grocers of California, Ltd., Grocers Specialty Company, RHL, Inc., Alfred A. Plamann, Charles Pilliter, Daniel T. Bane, Robert M. Ling, David A. Woodward, Richard H. Loeffler, Fletcher Robbe, Goodsill Anderson Quinn and Stifel, and Does 1-10 on May 17, 2002. This action, which generally arises out of the same transactions that are the subject of the Federal District Court proceeding referenced above, asserts breach of fiduciary duties by the officers and directors of Hawaiian Grocery Stores, Ltd. (“HGS”), the controlling shareholder of HGS (Grocers Specialty Company) and the controlling shareholder’s parent corporation (Certified), and breach of fiduciary duties by defendants Goodsill, Loeffler, RHL, Inc., and Robbe. Current and former officers of the Company were officers or directors of HGS during certain periods and a subsidiary of the Company was a shareholder of HGS during certain periods. The complaint seeks compensatory damages of approximately $13.5 million, plus interest, punitive damages of $10.0 million and other unspecified damages. All of the above referenced matters are now pending in the Federal District Court for the District of Hawaii. In March 2003, the Trustee amended its complaint to add Bruce Barber and Sheppard Mullin Richter & Hampton LLP, as defendants. The Company is vigorously defending this litigation.

The Company is a party to various litigation, claims and disputes, some of which, including the HGS litigation, are for substantial amounts, arising in the ordinary course of business. While the ultimate effect of such actions cannot be predicted with certainty, the Company believes the outcome of these matters will not result in a material adverse effect on its financial condition or results of operations.

Item 4.    SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None.

Part II

Item 5.    MARKET FOR REGISTRANT’S COMMON EQUITY AND RELATED SHAREHOLDER MATTERS

There is no public market for the Company’s Class A, Class B, Class C or Class E Shares. As of December 10, 2003, the Company’s Class A Shares (102,125 outstanding) were held of record by 752 shareholders, Class B Shares (501,517 outstanding) were held of record by 714 shareholders, Class C Shares were held of record, one share each, by the 16 directors of Unified, and the Company’s Class E Shares (36,924 outstanding) were held of record by 416 shareholders. The Company does not pay cash dividends on its stock and has no plans to do so in the future.

Item 6.    SELECTED FINANCIAL DATA

The selected financial information below has been compiled from the audited consolidated financial statements of Unified for the fiscal years ended September 27, 2003, September 28, 2002, September 29, 2001, September 30, 2000, the transition period ended October 2, 1999 and the fiscal year ended August 28, 1999. The historical selected financial information has been recast to reflect the Company’s exit from its retail operations. These operations are classified as discontinued operations. The information below is only a summary and should be read in conjunction with the Company’s historical consolidated financial statements and related notes to the consolidated financial statements contained elsewhere in this document.

(dollars in thousands, except book value per share)

Fiscal Period Ended	September 27, 2003	September 28, 2002(a)		September 29, 2001	September 30, 2000	October 2, 1999(c)		August 28, 1999(e)

Net sales	$2,819,052	$2,792,782		$2,770,203	$2,870,351	$201,875		$1,819,005
Operating income (loss)	45,840	44,027		40,404	40,439	(1,125)		34,096
Patronage dividends	16,612	16,713		14,934	15,426	—		14,195
Earnings (loss) from continuing operations, net of taxes	5,279	1,985		(1,263)	(2,046)	(7,223)		2,570
(Loss) earnings from discontinued operations, net of taxes	—	(40,590	)(b)	(11,904)	(9,320)	(46)		69
Net earnings (loss)	5,279	(38,605)		(13,136)	(11,366)	(7,269	)(d)	2,639	(f)
Total assets	719,999	761,387		769,734	785,074	781,343		477,328
Long-term notes payable	232,374	287,780		298,710	277,290	322,014		163,945
Book value per share(g)(h)	163.00	158.23		171.29	200.78	227.56		188.27

(a)	On September 25, 2002, the Company’s Board approved a resolution to effect a quasi-reorganization for financial reporting purposes effective September 28, 2002. The quasi-reorganization process resulted in the adjustment of the Company’s assets and liabilities to fair value at September 28, 2002 and the elimination of the Company’s accumulated deficit by a reduction of $18.1 million against additional paid-in capital, $1.1 million against Class A Shares and $7.7 million against Class B Shares.

(b)

The loss from discontinued operations included losses from operations of approximately $5.1 million, net of income tax benefits of $5.0 million. In connection with the Company’s exit plan, the Company recorded a loss on the sale and/or disposal of its discontinued retail business for the year ended September 28, 2002 which included the write-down of goodwill of $21.1 million, expected losses to be incurred during the disposal period of $4.5 million, write-down of assets to fair value of $10.5 million, lease reserves and settlements of $3.7 million, severance and termination benefits of $0.8 million and contract termination and other costs of $0.7 million. These costs were partially offset by estimated proceeds of $5.9 million, net of tax. The reserves established at September 28, 2002 represented estimates of the additional costs the Company expected to incur to complete its exit and disposal activities in fiscal 2003. Certain of the reserves established, such as lease reserves and settlements, will be resolved in future years. (See Note 2 to the consolidated financial statements).

(c)	Effective September 27, 1999, the Company changed its fiscal year end from the Saturday nearest August 31 to the Saturday nearest September 30. The transition period covers the period of August 29, 1999 through October 2, 1999 and includes the results of United, acquired in the Merger and accounted for as a purchase, from September 29, 1999.

(d)	The transition period included a $6.3 million charge for an early retirement plan, the write-off of United’s deferred financing costs of $0.7 million, and integration consulting costs of $0.3 million.

(e)	The fiscal 1999 period included the acquisition of SavMax Foods, Inc. from December 31, 1998.

(f)	The fiscal 1999 period included a $7.3 million impairment charge recorded for the Company’s investment in Hawaiian Grocery Stores, Ltd. offset by a $1.5 million gain on the sale of the Company’s 10% investment in the common stock of K.V. Mart Co.

(g)	During the year ended September 27, 2003, the Company closed seven of its remaining nine stores and obtained binding commitments for the sale and transfer of the leasehold rights for the remaining two stores to member-patrons, which stores were either sold or transferred subsequent to year-end. Sales proceeds realized on the sale of the leasehold rights, store inventories and certain store fixtures were approximately $1.2 million, net of tax which was less than the anticipated estimated proceeds of $5.9 million, net of tax. Also, the Company operated certain stores longer than originally projected in fiscal 2003, and thus the net realizability of certain of the retail business’s remaining assets and liabilities, primarily its estimated lease reserves and settlement costs, were adjusted. The adjustments, which total $5.9 million net of tax, were charged as a reduction to Class A and Class B Shares during the year ended September 27, 2003.

(h)	The Company had approximately $14.2 million and $9.4 million in net deferred tax assets that were reduced by a tax valuation allowance of approximately $2.0 and $6.4 million at September 27, 2003 and September 28, 2002, respectively. Management evaluated the available positive and negative evidence in determining the realizability of the net deferred tax assets at September 27, 2003 and concluded it is more likely than not that the Company will realize a portion of its net deferred tax assets. In reaching this conclusion, significant weight was given to the Company’s exit from the retail business and other unprofitable subsidiary operations and the continued quarterly and fiscal 2003 profitability of its continuing operations. Accordingly, the valuation allowance was reduced by $4.4 million and pursuant to quasi-reorganization accounting rules, the reduction in the valuation allowance was recorded as an increase to Class A and Class B Shares.

Item 7.    MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion of the Company’s financial condition and results of operations should be read in conjunction with the consolidated financial statements and notes to the consolidated financial statements, specifically Note 16, Segment Information, included elsewhere in this document.

In the 2002 Period, the Company’s retail segment incurred a loss of $5.1 million, net of tax, compared to a loss of $11.9 million, net of tax, in fiscal 2001. While the operating performance of the Company’s retail segment had improved in the 2002 Period compared to the prior year, the Company concluded that future improvements would require continued capital investment and that such investments would not be without risk. As a result, the Board approved, on September 25, 2002, management’s plan to exit its retail operations. The Company has reclassified certain accounts in the consolidated financial statements to reflect its exit from the retail business. Accordingly, certain accounts such as revenues, costs and expenses, assets and liabilities and cash flows relating to the Company’s retail operations were segregated and the net operating results, net liabilities and net cash flows of the retail operations were reported as “Discontinued Operations” in the accompanying consolidated financial statements.

The Company has now completed its exit from the retail business. During the year, the Company closed seven of its remaining nine stores and obtained binding commitments for the sale and transfer of the leasehold rights for the remaining two stores to member-patrons, which stores were either sold or transferred subsequent to year-end. (See Note 2 to the consolidated financial statements).

Concurrent with its decision to exit retail and other unprofitable subsidiary activities, the Board also approved a plan to effect a quasi-reorganization as of September 28, 2002. A quasi-reorganization is an accounting procedure that eliminates an accumulated deficit in retained earnings and permits a company to proceed on much the same basis as if it had been legally reorganized. A quasi-reorganization involves adjusting a company’s assets and liabilities to their fair values. Any remaining deficit in retained earnings is then eliminated by a transfer of amounts from paid-in capital and capital stock, if necessary, giving a company a “fresh start” and a zero balance in retained earnings. To reflect these actions, the Company wrote down certain current and non-current assets of its retail business, including goodwill, to net realizable value. In addition, the Company established reserves for certain exit related costs including estimated operating losses, severance, lease reserves and other necessary costs expected to be incurred over the disposal period. The effect of these two actions resulted in a net accumulated deficit that was eliminated by a transfer of amounts from paid-in capital, Class A and Class B Shares (see Notes 2 and 3 to the consolidated financial statements).

The following discussion also addresses the impact of the quasi-reorganization on the Company’s financial condition and results of operations.

Results of Operations

The following table sets forth selected consolidated financial data of Unified expressed as a percentage of net sales for the periods indicated below:

Fiscal Year Ended	September 27, 2003	September 28, 2002	September 29, 2001

Net sales	100.0%	100.0%	100.0%
Cost of sales	89.9	90.0	90.0
Distribution, selling and administrative expenses	8.5	8.4	8.5

Operating income	1.6	1.6	1.5
Interest expense	0.7	0.8	1.0
Patronage dividends	0.6	0.6	0.6
Income taxes (benefit)	0.1	0.1	—

Earnings (loss) from continuing operations before cumulative effect of a change in accounting principle	0.2	0.1	(0.1)
Loss from discontinued operations, net of income tax benefits	—	(1.5)	(0.4)

Net earnings (loss)	0.2%	(1.4)%	(0.5)%

Post Quasi-Reorganization

Fiscal Year Ended September 27, 2003 (“2003 Period”) Compared to Fiscal Year Ended September 28, 2002 (“2002 Period”)

Overview of the 2003 Period.    The Company’s consolidated operating income from continuing operations improved by $1.8 million to $45.8 million in the 2003 Period compared to $44.0 million in the 2002 Period. The Company experienced improvements in both its Wholesale Distribution and All Other business segments.

The Wholesale Distribution segment realized an overall net improvement in operating income of $0.4 million to $42.1 million in the 2003 Period compared to $41.8 million in the 2002 Period due to higher net sales and improved margins that were partially offset by increased costs in distribution, selling and administrative expenses. The margin improvement is primarily attributable to the Company’s modified pricing program that was implemented in July 2002, which charges member-patrons based on a cents per case service fee rather than a percent of sales methodology. The Company realized an improvement in the dollars collected on its products shipped, and also experienced a reduction in low case value products sold that were previously charged below required contribution levels. The Company’s distribution, selling and administrative expenses experienced a net increase in total expenses during the year from higher costs for certain expenses such as employee health and welfare costs, California workers’ compensation insurance, property insurance and a general cost of living increase in other expenses. The Company implemented a number of expense reduction initiatives to mitigate the increase in operating expenses. System improvements and other workflow process modifications have facilitated a reduction in labor force over the last two years of 18% in the non-union workforce and 11% in the union workforce. The Company’s combined-facility productivity has increased by 13% during the same two-year period (additional 5% in the 2003 Period in addition to an 8% improvement in the 2002 Period) as a result of productivity initiatives that were implemented.

Operating income also improved in the Company’s All Other business segment, increasing by $1.4 million to $3.7 million in the 2003 Period compared to $2.3 million in the 2002 Period. The improvement is primarily due to increased earnings from the Company’s finance subsidiary and the closure of certain unprofitable subsidiaries.

The following table summarizes the performance of each business segment for the 2003 and 2002 Periods.

Wholesale Distribution Segment (dollars in thousands)

	2003	2002	Difference

Gross sales	$2,805,970	$2,822,107	$(16,137)
Inter-segment eliminations	(18,421)	(60,834)	42,413

Net sales	2,787,549	2,761,273	26,276
Cost of sales	2,512,165	2,495,410	16,755
Distribution, selling and administrative expenses	233,249	224,093	9,156

Operating income	$42,135	$41,770	$365

All Other Segment (dollars in thousands)

	2003	2002	Difference

Gross sales	$45,321	$44,726	$595
Inter-segment eliminations	(13,818)	(13,217)	(601)

Net sales	31,503	31,509	(6)
Cost of sales	21,241	18,927	2,314
Distribution, selling and administrative expenses	6,557	10,325	(3,768)

Operating income	$3,705	$2,257	$1,448

Net sales.    Consolidated net sales from continuing operations increased $26.3 million to $2.8 billion in the 2003 Period compared to the 2002 Period.

•	Wholesale Distribution Segment: Net wholesale distribution sales increased $26.3 million to $2.8 billion in the 2003 Period compared to the 2002 Period. Wholesale distribution sales increased by $5.1 million due primarily to the distribution volume of approximately 45 new member-patrons, existing member-patrons’ expansion to new store locations, and growth in perimeter-store products such as meat, produce and other perishable products. The Company also experienced a decline in sales of low case value grocery products and in other products, such as general merchandise and paper products that are sold in other highly competitive marketing channels. The reduction in the sale of low margin products was approximately $12.0 million compared to the 2002 Period.

The Company also experienced a reduction in sales due to a transitional non-member chain customer that began sourcing its specialty grocery products from another supplier resulting in reduced sales of approximately $9.2 million compared to the 2002 Period.

Offsetting these reductions was a decrease of $42.4 million in inter-segment eliminations resulting from the Company’s exit from its retail operations.

•	All Other: Net sales of $31.5 million were comparable for both the 2003 and 2002 Periods. Underwriting revenues increased by $2.5 million in the Company’s insurance subsidiary due primarily to increased rates on policy renewals. On December 28, 2002, the Company closed its printing, transportation and security subsidiaries pursuant to the Board’s resolution to exit all unprofitable activities, resulting in reduced sales of $3.0 million in the 2003 Period compared to the 2002 Period. The remaining increase of $0.5 million was made up of other less significant changes in net sales.

Cost of sales.    Consolidated cost of sales from continuing operations were $2.5 billion for both the 2003 and 2002 Periods and comprised 89.9% and 90.0% of consolidated net sales for the 2003 and 2002 Periods, respectively.

•	Wholesale Distribution Segment: Cost of sales increased by $16.8 million to $2.5 billion in the 2003 Period. As a percentage of net wholesale sales, cost of sales was 90.1% and 90.4% for the 2003 and 2002 Periods, respectively. The improvement in cost of sales as a percent of net sales was due to modifications to the Company’s pricing program for its core product categories. The improvement was partially offset by lower full service specialty sales that typically generate higher margins than the Company’s core product categories.

•	All Other: Cost of sales increased by $2.3 million to $21.2 million in the 2003 Period compared to the 2002 Period. Premium increases on policies written by the Company’s insurance subsidiary and an increase in insurance reserve provisions to comply with statutory reserve requirements increased cost of sales by $3.6 million compared to the 2002 Period. The increase was partially offset by the closure of certain unprofitable subsidiaries in the current year resulting in a reduction in cost of sales of $1.8 million compared to the 2002 Period. The remaining increase of $0.5 million was made up of other less significant changes in cost of sales.

Distribution, selling and administrative.    Consolidated distribution, selling and administrative expenses from continuing operations were $239.8 million and $234.4 million and comprised 8.5% and 8.4% of net sales for the 2003 and 2002 Periods, respectively.

•	Wholesale Distribution Segment: Distribution, selling and administrative expenses of $233.2 million for the 2003 Period were $9.2 million higher than in the 2002 Period and comprised 8.4% and 8.1% of net sales for the 2003 and 2002 Periods, respectively. Several factors contributed to this overall change.

The Company implemented a work force reduction in December 2001 resulting in the reduction of 198 positions. Union labor and benefit costs were also reduced as operating efficiencies resulted in fewer positions needed to distribute products. The workforce reduction reduced 2003 Period costs by $1.3 million compared to the prior year. Wage and benefit cost reductions from the workforce reduction were partially offset by a $3.3 million increase in annual wage adjustments averaging 2.5%. Additionally, the Company experienced cost reductions in its non-wage expenses by approximately $8.8 million compared to the 2002 Period. These reductions were due to management’s initiatives to lower facility costs by renegotiating rental rates at two of the Company’s facilities, lower utilization of third party storage, lower utility usage, and lower fleet equipment costs.

Offsetting these cost reductions, the Company experienced increases in expenses of $15.6 million due mainly to higher insurance premiums, medical and pension costs, legal and accounting fees and diesel fuel.

The adjustment to fair value of the Company’s land and buildings and pension liabilities pursuant to the quasi-reorganization on September 28, 2002 resulted in higher depreciation expense of $1.4 million, partially offset by the amortization of a pension credit of $1.0 million.

•	All Other: Distribution, selling and administrative expenses for the Company’s All Other business segment for the 2003 Period were $6.6 million compared to $10.3 million for the 2002 Period, a reduction of $3.7 million. The closure of certain unprofitable subsidiaries in the current year resulted in a reduction of $1.7 million compared to the 2002 Period. The Company’s finance subsidiary expenses declined $1.5 million compared to the 2002 Period due to overall improvements in the loan portfolio, as well as recoveries of loans previously written off and settlement payments from defaulting borrowers. The remaining decrease of $0.5 million was made up of other less significant changes in other distribution, selling and administrative expenses.

Interest.    Interest expense was $20.6 million and $23.2 million and comprised 0.7% and 0.8% of consolidated net sales for the 2003 and 2002 Periods, respectively. Interest expense on the Company’s primary debt instruments declined $2.0 million over the 2002 Period. The Company’s effective borrowing rate for both the 2003 and 2002 Periods was 6.1%. Weighted average borrowings declined by $32.2 million in the 2003 Period.

The reduction in interest expense on the Company’s primary debt instruments was partially offset by a $0.8 million increase in interest expense related to capital leases, secondary debt instruments and the adjustment to fair value of certain long-term fixed notes pursuant to the Company’s quasi-reorganization on September 28, 2002.

Patronage dividends.    Patronage dividends for the 2003 Period were $16.6 million, compared to $16.7 million in the 2002 Period. Patronage dividends for the 2003 Period consisted of the patronage earnings from the Company’s three patronage pools: the Southern California and Pacific Northwest Dairy Divisions and the Cooperative Division. For the 2003 Period, the Company had patronage earnings of $10.0 million in the Southern California Dairy Division, $0.3 million in the Pacific Northwest Dairy Division and $6.3 million in the Cooperative Division.

Income taxes.    Income tax expense from continuing operations was $3.4 million for the 2003 Period compared to $2.2 million for the 2002 Period. The Company’s effective income tax rate from continuing operations was 39% for the 2003 Period compared to 52% for the 2002 Period. The lower effective income tax rate in the 2003 Period reflects a decrease in permanent differences between book and taxable income.

Discontinued operations.    Exit activities from the Company’s retail operations during the 2003 Period were charged against the disposal reserves established at September 28, 2002. During the 2003 Period, the Company closed seven of its remaining nine stores and obtained binding commitments for the sale and transfer of the leasehold rights for the remaining two stores to member-patrons, which stores were either sold or transferred subsequent to year-end.

Pre Quasi-Reorganization

Fiscal Year Ended September 28, 2002 (“2002 Period”) Compared to Fiscal Year Ended September 29, 2001 (“2001 Period”)

Overview of the 2002 Period.    The Company’s consolidated operating income from continuing operations improved by $3.6 million to $44.0 million in the 2002 Period compared to $40.4 million in the 2001 Period reflecting improvements in operating income for both the Wholesale Distribution and All Other business segments of the Company’s operations.

Higher net sales in the Company’s Wholesale Distribution segment coupled with decreases in distribution, selling and administrative expenses was partially offset by increases in cost of sales, resulting in operating income increasing by $2.2 million to $41.8 million in the 2002 Period compared to $39.5 million in the 2001 Period. The Company also achieved improved operating income in the Company’s All Other business segment due primarily to improved performance by the Company’s insurance subsidiary, as well as other initiatives undertaken by the Company as detailed below.

Wholesale Distribution Segment (dollars in thousands)

	2002	2001	Difference

Gross sales	$2,822,107	$2,806,540	$15,567
Intersegment eliminations	(60,834)	(66,816)	5,982

Net sales	2,761,273	2,739,724	21,549
Cost of sales	2,495,410	2,472,437	22,973
Distribution, selling and administrative expenses	224,093	227,747	(3,654)

Operating income	$41,770	$39,540	$2,230

All Other Segment (dollars in thousands)

	2002	2001	Difference

Gross sales	$44,726	$47,714	$(2,988)
Intersegment eliminations	(13,217)	(17,235)	4,018

Net sales	31,509	30,479	1,030
Cost of sales	18,927	21,630	(2,703)
Distribution, selling and administrative expenses	10,325	7,985	2,340

Operating income	$2,257	$864	$1,393

Net sales.    Consolidated net sales from continuing operations for both the 2002 and 2001 Periods were comparable at approximately $2.8 billion.

•	Wholesale Distribution Segment: Net wholesale distribution sales increased $21.5 million compared to the 2001 Period. The overall sales increase was due to new store openings that added additional distribution volume that was partially offset by declines in same store volume and average case values resulting from consumer purchasing changes during weak economic periods. The Company’s members continued to add new stores across all regions of the Company. Distribution volume grew through the addition of 23 stores in Southern California, 7 stores in Northern California, and 4 stores in the Pacific Northwest during the 2002 Period. New stores in fiscal 2002 and incremental sales from stores that opened in 2001 contributed $59.1 million in net sales in fiscal 2002. Sales also increased $46.5 million as a result of a supply agreement, effective September 2001, to provide general merchandise products to a wholesaler in the Pacific Northwest. Sales in the Company’s specialty food products subsidiary and international division increased $8.3 million in the 2002 Period, of which $4.0 million was due to new business with a national chain.

The sales growth noted above was partially offset by a $54.8 million decline in the California region and a $22.0 million decline in the Pacific Northwest region due to lower same store volume and the closure of member stores. The Company’s sales were also reduced by the closure and sale of five Company-owned stores in the 2002 Period and three in the 2001 Period that lowered retail distribution volume by approximately $15.3 million. In addition, general merchandise sales volume in California declined $6.2 million due to the loss of a non-member customer.

Additionally inter-segment eliminations were reduced by $5.9 million due to the closure and lower same store sales by the Company’s discontinued retail subsidiary.

•	All Other: Net sales for the Company’s other wholly owned subsidiaries for the 2002 Period increased over the 2001 Period by approximately $1.0 million. The increase in sales is attributable to higher premiums earned by the Company’s insurance subsidiary, partially offset by lower financing revenues from the Company’s finance subsidiary and lower revenues from the Company’s printing and transportation operations.

Cost of Sales.    Consolidated cost of sales was $2.5 billion, comprising 90.0% of net sales for both the 2002 and 2001 Periods. The Company modified its pricing program in July 2002 to charge its customers in its core product categories based on a cents per case service fee rather than a percent of sales methodology. The sell plan change is intended to maintain the Company’s dollar profit margin on products sold to customers as consumer purchasing patterns trend toward value pricing in response to economic and business conditions.

Distribution, selling and administrative.    Consolidated distribution, selling and administrative expenses decreased approximately $1.3 million to $234.4 million in the 2002 Period compared to $235.7 million in the 2001 Period and comprised 8.4% and 8.5% of consolidated net sales for the 2002 and 2001 Periods, respectively.

•	Wholesale Distribution Segment: Distribution, selling and administrative expenses of $224.1 million for the 2002 Period were $3.6 million lower than the 2001 Period. While overall, costs were comparable to the prior year, there were significant factors contributing to the cost change. The Company implemented a work force reduction in December 2001 resulting in the reduction of 198 positions. Union labor and benefit costs were also reduced as operating efficiencies resulted in fewer positions needed to distribute products. The workforce reduction reduced costs by $9.1 million compared to the prior year. Wage and benefit cost reductions were partially offset by a $3.7 million increase in annual cost of living adjustments averaging 2.5%. Additionally, the Company reduced overall expenses by approximately $7.7 million compared to the prior period due to reductions in transportation costs and post-retirement expense as a result of plan changes.

Offsetting these cost reductions, the Company realized increased expenses of $7.2 million due mainly to higher medical benefits costs, union pension expenses and insurance premiums. Additionally, the Company’s non-union pension expense for the 2002 Period was $2.3 million higher than the 2001 Period resulting from increases in pension liability and decreases in investment returns of plan assets due to deteriorating conditions in the equity markets.

•	All Other: Distribution, selling and administrative expenses for the Company’s other wholly owned subsidiaries for the 2002 Period were $10.3 million, or $2.3 million higher than the 2001 Period. The increase in expenses was due primarily to higher insurance under writing activities compared to the prior year.

Interest.    Interest expense was $23.2 million (0.8% of net sales) in the 2002 Period and $27.0 million (1.0% of net sales) in the 2001 Period. The Company’s effective borrowing rates for the 2002 and 2001 Periods were 6.36% and 7.79%, respectively. The decrease in interest expense was due to lower effective borrowing rates, as well as reduced borrowing levels. Weighted average borrowings declined $9.0 million in the 2002 Period.

Patronage dividends.    Patronage dividends for the 2002 Period were $16.7 million, an increase of $1.8 million from $14.9 million in the 2001 Period. Patronage earnings for the 2002 Period consisted of the patronage earnings from the Company’s three patronage pools: the Southern California and Pacific Northwest Dairy Divisions and the Cooperative Division. For the 2002 Period, the Company had patronage earnings of $10.4 million in the Southern California Dairy Division, $0.3 million in the Pacific Northwest Dairy Division and $6.0 million in the Cooperative Division.

Income Taxes.    Income tax expense from continuing operations was $2.2 million for the 2002 Period compared to a net tax benefit of $0.3 million for the 2001 Period.

Discontinued operations.    On September 25, 2002, the Company’s Board approved a plan to exit the Company’s retail operations. The plan of disposition included the closure of three retail stores prior to September 28, 2002 with the remaining nine stores planned for sale or closure in fiscal 2003. As a result, the Company has reclassified certain accounts in the consolidated financial statements to reflect its exit from the retail business. Accordingly, certain accounts such as revenues, costs and expenses, assets and liabilities and cash flows relating to the Company’s retail operations were segregated and the net operating results, net liabilities and net cash flows of the retail operations were reported as “Discontinued Operations” in the accompanying consolidated financial statements.

Revenues from discontinued operations were $125.3 million for the 2002 Period compared to $159.3 million for the 2001 Period. The reduction in revenues reflects the closure of five stores during the 2002 Period, as well as reduced same store sales. Loss from discontinued operations was $5.1 million, net of income tax benefits of $5.0 million, for the 2002 Period compared to a loss of $11.9 million, net of income tax benefits of $2.2 million, for the 2001 Period.

In connection with the Company’s exit plan, the Company recorded a loss on the sale and/or disposal of its discontinued retail business for the year ended September 28, 2002 which included the write-down of goodwill of $21.1 million, expected losses to be incurred during the disposal period of $4.5 million, write-down of assets to fair value of $10.5 million, lease reserves and settlements of $3.7 million, severance and termination benefits of $0.8 million and contract termination and other costs of $0.7 million. These costs were partially offset by estimated proceeds of $5.9 million, net of tax. The reserves established at September 28, 2002 represented estimates of the additional costs the Company expected to incur to complete its exit and disposal activities in fiscal 2003. Certain of the reserves established, such as lease reserves and settlements, will be resolved in future years.

Liquidity and Capital Resources

Cash Flow

Unified relies primarily upon its cash flow from operations, patron deposits, shareholdings and borrowings from the Company’s credit facilities to fund its operations. The Company believes that cash flow from operations and available credit lines will be sufficient to meet operating needs and capital spending requirements through the 2004 Period. Overall, net cash generated from continuing operations increased to $18.1 million for the 2003 Period compared to $5.3 million for the 2002 Period. The increase in net cash from continuing operations for the 2003 Period consisted of cash provided from operating activities of $88.5 million offset by amounts used in investing activities of $10.3 million and financing activities of $60.1 million. Cash utilized by discontinued operations was $11.4 million, $7.7 million and $7.8 million for the 2003, 2002 and 2001 Periods, respectively (See Note 2 to the consolidated financial statements). Working capital was $109.4 million and $144.0 million and the current ratio was 1.4 and 1.5 at September 27, 2003 and September 28, 2002, respectively.

Operating Activities:    Net cash provided by operating activities increased by $64.6 million to $88.5 million for the 2003 Period compared to $23.9 million for the 2002 Period. The improvement in operating cash was attributable to a $4.5 million improvement in pre-tax earnings in fiscal 2003, as well as management initiatives to more efficiently utilize its working capital. These initiatives consisted of efforts to accelerate the collection of accounts and notes receivable and reduce overall inventory levels. These initiatives contributed $19.1 million, while increased levels of accounts payable and accrued liabilities contributed $39.2 million in operating cash compared to the 2002 Period.

Investing Activities:    Net cash used in investing activities decreased by $0.6 million to $10.3 million for the 2003 Period compared to $10.9 million in the 2002 Period. The decrease in investing activities was due mainly to increases in long-term notes receivable of $12.8 million for loans made by the Company’s financing subsidiary to member retailers and increased investments of $1.2 million by the Company’s insurance subsidiary, consisting of the purchase and sale of securities to replace maturing investments in its portfolio. These increases were partially offset by reductions in capital expenditures of $1.2 million and other assets of $13.4 million.

Financing Activities:    Net cash used in financing activities was approximately $60.1 million for the 2003 Period compared to $7.7 million for the 2002 Period. The increased financing activities was the result of improved cash flow from operations that was used primarily to pay down the Company’s revolving debt during the 2003 Period.

Contractual Obligations

At September 27, 2003, the Company was contingently liable with respect to 19 lease guarantees for certain member-patrons with commitments expiring through 2017. The Company believes the locations underlying these leases are marketable and, accordingly, will be able to recover a substantial portion of the guaranteed amounts in the event the Company is required to satisfy its obligations under the guarantees. In addition to the lease guarantees, the Company also guarantees certain third-party loans issued to member-patrons and stand-by letters of credit to certain vendors. The Company’s potential obligation for these guarantees is summarized in the table below.

(dollars in thousands)

Remaining Terms	Guaranteed Leases	Guaranteed Loans	Stand-By Letters of Credit	Total

Less than 1 year	$6,797	$13	$—	$6,810
1 - 3 years	15,539	287	8,173	23,999
4 - 5 years	7,455	—	—	7,455
More than 5 years	5,038	281	—	5,319

	$34,829	$581	$8,173	$43,583

Outstanding Debt and Other Financing Arrangements

The Company issued Patronage Certificates in fiscal years 1993, 1994 and 1995. In the 2003 period, the Company paid at maturity the Patronage Certificates issued in 1995 in the amount of approximately $1.9 million. The Patronage Certificates were included in patrons’ excess deposits and declared patronage dividends in the consolidated balance sheets at September 28, 2002. In the 2002 Period, the Company paid at maturity the Patronage Certificates issued in 1994 in the amount of approximately $2.3 million.

The Company issued $3.3 million of Patronage Certificates as a portion of its patronage dividends for fiscal 2002. The Company offset approximately $128,000 of these certificates against a portion of amounts owed to the Company by the holders in fiscal 2003. These Patronage Certificates are included in subordinated patronage dividend certificates in the consolidated balance sheets.

At September 27, 2003, the Company had a $200.0 million secured revolving credit facility (“Former Revolving Credit Agreement”) with a group of banks for which Cooperative Central Raiffeisen-Boerenleen Bank B.A., “Rabobank Nederland,” New York Branch, served as Administrative Agent. The Company had $118.0 million and $156.0 million outstanding under the Former Revolving Credit Agreement at September 27, 2003 and September 28, 2002, respectively.

On December 5, 2003, the Company refinanced the Former Revolving Credit Agreement with a $210.0 million secured revolving credit facility (“New Revolving Credit Agreement”) with a group of banks for which Harris Trust and Savings Bank is serving as Administrative Agent. At the Company’s request, the amount of the New Revolving Credit Agreement may be increased to $225.0 million subject to the agreement of new or existing lenders to provide such additional financing. The New Revolving Credit Agreement expires on December 5, 2007 and bears interest at either LIBOR plus an applicable margin (1.00% to 2.00%) or the lender’s base rate plus an applicable margin (0.00% to 0.75%). In each case, the applicable margin is based on the ratio of funded debt to operating cash flow. The New Revolving Credit Agreement permits advances of up to 85% of eligible accounts receivable and 65% of eligible inventories. The New Revolving Credit Agreement is secured by the Company’s, and certain of its subsidiaries’, accounts receivable and inventories.

In addition, the Company had a total of $104.3 million and $109.4 million outstanding in senior secured notes to certain insurance companies and pension funds under a note purchase agreement dated September 29, 1999 (as amended, the “Senior Note Agreement”) at September 27, 2003 and September 28, 2002, respectively. Subsequent to fiscal year ended September 27, 2003, the lender of these notes reduced the interest rate 25 basis points as a result of the Company achieving improved performance in fiscal 2003.

The Former and New Revolving Credit Agreements and the Senior Note Agreement as amended, each contain customary representations, warranties, covenants and default provisions for these types of financing. Obligations under these credit agreements are senior to the rights of members with respect to deposits, patronage dividend certificates and subordinated notes. Both the New Revolving Credit Agreement and the Senior Note Agreement limit the incurrence of additional funded debt and the incurrence of liens except permitted liens. Examples of default conditions include the failure to pay an installment of principal or interest under the agreements, the making of false representations and warranties, and non-compliance with one or more financial covenants (minimum tangible net worth, fixed charge coverage ratio and funded debt to earnings before interest, income taxes, depreciation, amortization and patronage dividends, “EBITDAP”). The New Revolving Credit Agreement and the Senior Note Agreement both limit distributions to shareholders (including the repurchase of shares) to designated permitted redemptions, and prohibit all distributions and payments on Patronage Dividend Certificates when an event of default has occurred and is continuing. In the event the Company is not in compliance with the financial covenants of the New Revolving Credit Agreement and the Senior Note Agreement, the continued availability of loan funds or the terms upon which such loans would be available could be adversely impacted, and the impact to the Company could be material.

Unified entered into a five-year interest rate collar agreement in February 1999 in relation to approximately $50.0 million of borrowings on its variable rate Former Revolving Credit Agreement. The collar agreement was put in place without incurring a fee and expires in February 2004. The collar agreement is structured such that Unified pays a variable rate of interest between 6% (cap rate) and 4.94% (floor rate) based on a notional amount of $50.0 million. The weighted average interest rate, prior to lender’s margin, on borrowings on the Former Revolving Credit Agreement was 1.70% and 1.86% at September 27, 2003 and September 28, 2002, respectively.

A $10.0 million credit agreement is collateralized by Grocers Capital Company’s (“GCC”) member loan receivables. GCC is a wholly owned subsidiary of Unified whose primary function is to provide financing to the Company’s member-patrons who meet certain credit requirements. Funding for loans is derived from the cash reserves of GCC, as well as the $10.0 million credit facility. The credit agreement, as amended and restated, matures on October 31, 2004. Amounts advanced under the credit agreement bear interest at prime (4.00% and 4.75% at September 27, 2003 and September 28, 2002, respectively) or Eurodollar (1.16% and 1.81% at September 27, 2003 and September 28, 2002, respectively) plus 2.50%. The unused portion of the credit line is subject to a commitment fee of 0.125%. The applicable rate is determined at the Company’s discretion. GCC had $0 and $4.5 million outstanding at September 27, 2003 and September 28, 2002, respectively.

Member loan receivables are periodically sold by GCC to a bank through a loan purchase agreement. This loan purchase agreement, as amended and restated, extends through October 31, 2004. Total loan purchases under the agreement are limited to a total aggregate principal amount outstanding of $70.0 million. In January 1999, GCC entered into another loan purchase agreement with another bank. This additional loan purchase agreement had no maximum limitation on the loan purchases and was terminated on December 31, 2002. These loan purchase agreements do not qualify for sale treatment pursuant to SFAS No. 140, “Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities,” a replacement of SFAS No. 125 and, accordingly, the Company accounts for the transfer of these financial assets as a secured borrowing with a pledge of collateral. The aggregate amount of secured borrowings with the banks was $1.5 million and $11.5 million at September 27, 2003 and September 28, 2002, respectively. The pledged collateral included in current notes receivable were $0.7 million and $6.6 million and non-current amounts were $0.8 million and $4.9 million at September 27, 2003 and September 28, 2002, respectively. The notes receivable generally bear interest at rates averaging prime plus 2%, are paid monthly and have maturity dates ranging from 2004 to 2007.

The Company’s capital stock subordinated residual notes are notes to former United members who tendered their member stock to United prior to the date of the Merger. The redeemed shares represent shares issued to former United members from patronage dividends that were converted to five-year notes and are paid quarterly with interest.

The Company’s capital investment notes are serialized, have a minimum interest rate of 5% and mature ten years from the date of issuance. The notes are subordinated and have maturity dates through 2007. The notes originated with United and were assumed as part of the Merger. The Board at its discretion may change the interest rate above the minimum rate.

Pursuant to the Merger, Unified agreed to repurchase excess Class B Shares held by former shareholders of United that were received in the Merger and tendered for redemption prior to January 28, 2001 at the book value as of April 2, 1999 of the shares of the Company’s common stock for which the excess Class B Shares were exchanged in the Merger. The Company purchased such shares by issuing notes referred to as “redemption subordinated notes,” which are payable in twenty equal quarterly principal installments and bear interest at 6% per year. In fiscal 2003, the Company paid $2.8 million on the notes.

The Company has also guaranteed certain loans made directly to members by third-party lenders. At September 27, 2003 the maximum principal amount of these guarantees was $0.6 million. Member loans, provided by the Company and third parties, are generally secured with collateral, which usually consists of personal and real property owned by member-patrons and personal guarantees of member-patrons.

Patrons are generally required to maintain subordinated cash deposits with Unified and member-patrons are required to purchase Class B Shares over time in substitution for this cash deposit requirement. In the Merger, former United members were provided the opportunity to build the minimum subordinated deposit requirement over time, provided they agreed to assign at least 80% of the Cooperative Division patronage dividends they receive in the future to Unified to purchase Class B Shares until the deficiency is eliminated. During that period, Unified requires the member to purchase at least the percentage of total product purchased during the most recent 12 month period prior to the Merger under a supply agreement with Unified.

Upon termination of patron status, the withdrawing patron is entitled to recover deposits in excess of its obligations to Unified if permitted by the applicable subordination provisions, and any shares held by such withdrawing member-patron are subject to repurchase as described under “Redemption of Capital Stock.”

Additional Discussion And Analysis

Unified’s management deals with many risks and uncertainties in the normal course of business. You should be aware that the occurrence of the risks, uncertainties and events described in the risk factors below and elsewhere in this Form 10-K could have an adverse effect on the Company’s business, results of operations and financial position.

Competitive Industry.    The wholesale food distribution and retail grocery industries are highly competitive and characterized by relatively high volume and low profit margins. The shifting of market share among competitors is typical of the wholesale food business as competitors attempt to increase sales in various markets. A significant portion of the Company’s sales are made at prices based on the cost of products it sells plus a markup. As a result, the Company’s profit levels may be negatively impacted if it is forced to respond to competitive pressure by reducing prices.

The increased competition has caused the industry to undergo changes as participants seek to lower costs, further increasing pressure on the industry’s already low profit margins. In addition to price competition, food wholesalers also compete with regard to quality, variety and availability of products offered, strength of private label brands offered, schedules and reliability of deliveries and the range and quality of services provided. In addition, the Company’s members face increasing competition at the retail distribution level with several large fully integrated chain store organizations, as well as alternative format food stores including warehouse stores and supercenters. These supercenters have benefited from concentrated buying power and low-cost distribution technology, and have increasingly gained market share at the expense of traditional supermarket operators, including some independent operators, many of whom are the Company’s customers. The market share of such alternative format stores is expected to grow in the future.

Continued consolidation in the industry, heightened competition among the Company’s suppliers, new entrants and trends toward vertical integration could create additional competitive pressures that reduce margins and adversely affect the Company’s business, financial condition and results of operations.

Economy.    The Company is affected by certain economic factors that are beyond its control including inflation and deflation. The degree to which the acquisition cost of products purchased by the Company for resale to customers is stable or deflating could have an adverse effect on the Company’s business and results of operations. The Company operates in a highly competitive marketplace and passing on cost increases to customers is difficult. The Company has experienced certain higher operating expenses, including but not limited to energy, fuel and employee wage, benefits and workers’ compensation insurance. The Company’s facilities are principally located in California and the Pacific Northwest region, both of which have experienced significant increases in utility costs in prior periods.

Changes in the economic environment could also adversely affect the customer’s ability to meet certain obligations to the Company or leave the Company exposed for obligations the Company has guaranteed. Loans to members, trade receivables and lease guarantees could be at risk in a sustained recessionary environment. In response to this potential risk, the Company establishes reserves for notes receivable, trade receivables, and lease commitments for which the Company may be at risk for default. Under certain circumstances, the Company would be required to foreclose on assets provided as collateral or assume payments for leased locations for which the Company has guaranteed payment. Although the Company believes its reserves to be adequate, the Company’s operating results could be adversely affected in the event that actual losses exceed available reserves.

The Company holds investments in the common and preferred stock of certain retailers. These investments are held at cost and are periodically evaluated for impairment. As a result, adverse changes in the economic environment that adversely affect the business of these retailers could result in the write-down of these investments.

Goodwill impairment.    The Company’s operating results are highly dependent upon either maintaining or growing its distribution volume to members. The Company’s top ten member and non-member customers constitute approximately 34% of total sales at September 27, 2003. A significant loss in membership or volume could adversely affect the Company’s operating results. The Merger with United resulted in the recording of goodwill representing the intangible assets of the acquired business. The book value of the goodwill was approximately $25.9 million at September 27, 2003. Although the sales volume and member base of the combined entity continue to remain strong, significant reductions in the distribution volume in the future could potentially impair the carrying amount of goodwill necessitating a write-down of this asset. Pursuant to SFAS No. 142, “Goodwill and Other Intangible Assets” (“SFAS No. 142”), the Company elected to test its goodwill for impairment the third quarter of each fiscal year. Accordingly, the Company tested its goodwill and noted no impairment for the fiscal quarter ended June 28, 2003.

As a result of continuing operating losses generated by the Company’s retail business and the conclusion that future improvements would require ongoing capital investment that would be at risk, the Company’s Board in September 2002 approved a resolution to exit the Company’s retail operations. The plan of disposition included the closure of three retail stores prior to the Company’s 2002 fiscal year end and either the sale or closure of the Company’s remaining nine stores in fiscal 2003. Accordingly, the decision to exit the retail business resulted in an impairment of the underlying assets including goodwill pursuant to SFAS No. 121, “Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of” (“SFAS No. 121”). As a result, the Company wrote off goodwill related to its retail operations totaling $21.1 million, net of taxes, at September 28, 2002.

Litigation.    During the normal course of carrying out its business, the Company may become involved in litigation. In the event that management determines that the probability of an adverse judgment in a pending litigation is likely and that the exposure can be reasonably estimated, appropriate reserves are recorded at that time pursuant to SFAS No. 5 “Accounting for Contingencies”. Although the Company believes its reserves to be adequate, the final outcome of any litigation could adversely affect operating results if the actual settlement amount exceeds established reserves and insurance coverage.

Environmental.    The Company owns and operates various facilities for the manufacture, warehousing and distribution of products to its members. Accordingly, the Company is subject to increasingly stringent federal, state and local laws, regulations and ordinances that (i) govern activities or operations that may have adverse environmental effects, such as discharges to air and water, as well as handling and disposal practices for solid and hazardous wastes and (ii) impose liability for the costs of cleaning up, and certain damages resulting from, sites of past spills, disposals or other releases of hazardous materials. In particular, under applicable environmental laws, the Company may be responsible for remediation of environmental conditions and may be subject to associated liabilities (including liabilities resulting from lawsuits brought by private litigants) relating to its facilities and the land on which the Company facilities are situated, regardless of whether the Company leases or owns the facilities or land in question and regardless of whether such environmental conditions were created by it or by a prior owner or tenant. The Company believes it is in full compliance with all such laws and regulations and has established reserves for known and anticipated costs of remediation.

Product Liability.    The packaging, marketing and distribution of food products purchased from others involve an inherent risk of product liability, product recall and adverse publicity. Such products may contain contaminants that may be inadvertently redistributed by the Company. These contaminants may result in illness, injury or death if such contaminants are not eliminated. Accordingly, the Company maintains stringent quality standards on the products it purchases from suppliers, as well as products manufactured by the Company itself. The Company generally seeks contractual indemnification and insurance coverage from parties supplying its products and rigorously tests its private brands and manufactured products to ensure the Company’s quality standards are met. In addition, the Company is insured for product liability claims and believes its coverage to be adequate. However, product liability claims in excess of available reserves and insurance coverage, as well as the negative publicity surrounding any assertion that the Company’s products caused illness or injury could have a material adverse effect on its reputation and on the Company’s business, financial condition and results of operations.

Insurance Reserves.    The Company’s insurance subsidiaries are regulated by the State of California and are subject to the rules and regulations promulgated by the appropriate regulatory agencies. In addition, the Company is self insured for workers compensation up to $100,000 per incident and maintains appropriate reserves to cover anticipated payments. Insurance reserves are recorded based on estimates made by management and validated by third party actuaries to ensure such estimates are within acceptable ranges. Actuarial estimates are based on detailed analyses of health care cost trends, mortality rates, claims history, demographics, industry trends and federal and state law. As a result, the amount of reserve and related expense is significantly affected by the outcome of these studies. Although the Company believes its reserves to be adequate, significant and adverse changes in the experience of claims settlement and other underlying assumptions could negatively impact operating results.

Debt Covenants.    The Company’s revolving loan agreement with banks required improved performance in the first quarter of fiscal 2003 to continue financial covenant compliance. Such improvement was attained, and no future changes in the current covenants exist for the remaining term of the current revolving loan agreement, which matures September 29, 2004. Subsequent to fiscal year ended September 27, 2003, the Company refinanced its Former Revolving Credit Agreement with the New Revolving Credit Agreement that expires on December 5, 2007. The New Revolving Credit Agreement also requires compliance with certain financial covenants, including minimum tangible net worth, fixed charge coverage ratio and total funded debt to EBITDAP. The Company relies on internal cash and the revolving loan agreement to fund its daily operating activities. Consequently, the inability to access these sources of cash could adversely affect the Company’s operations.

Cash Flow.    The Company relies primarily upon cash flow from its operations, patron deposits and shareholdings to fund its operating activities. In the event that these sources of cash are not sufficient to meet the Company’s requirements, additional sources of cash are expected to be obtained from the Company’s credit facilities. Both the Former and New Revolving Credit Agreement permit advances of up to 85% of eligible accounts receivable and up to 65% of eligible inventory up to a maximum of $200 million for the Former Revolving Credit Agreement and $210 million for the New Revolving Credit Agreement. At the Company’s request, the amount of New Revolving Credit Agreement may be increased to $225 million subject to the agreement of new or existing lenders to provide such additional financing. As a result, if access to operating cash or to the New Revolving Credit Agreement becomes restricted, the Company may be compelled to seek alternate sources of cash.

Benefit Plans.    The Company’s employees participate in Company sponsored defined pension and postretirement benefit plans. Officers of the Company also participate in a Company sponsored Executive Salary Protection Plan (“ESPP II”), which provides additional post-termination retirement income based on each participant’s final salary and years of service as an officer of the Company. The Company accounts for these benefit plans in accordance with SFAS No. 87, “Employers’ Accounting for Pensions,” SFAS No. 106 “Postretirement Benefit Plans” and SFAS No. 112 “Postemployment Benefit Plans” which require the Company to make actuarial assumptions that are used to calculate the carrying value of the related assets and liabilities and the amount of expenses to be recorded in the Company’s consolidated financial statements. Assumptions include the expected return on plan assets, discount rates, projected life expectancies of plan participants and anticipated salary increases. While we believe the underlying assumptions are appropriate, the carrying value of the related assets and liabilities and the amount of expenses recorded in the consolidated financial statements could differ if other assumptions are used.

Acts of God and Other Events.    In addition to normal business risks, the Company is also subject to acts of God such as adverse weather conditions, earthquakes, fires, epidemics and other natural disasters that could have an adverse effect on the Company’s operations and financial results. Knowing that such events cannot necessarily be prevented, the Company believes it maintains adequate insurance coverage to recover and rebuild critical facilities in the event that such a catastrophe occurs. In addition, the Company has developed contingency plans that provide for alternate sites to warehouse and distribute products if primary facilities are disabled, while mitigating the effect to its member-patrons.

In addition, the Company’s business is dependent on the free flow of products and services through its distribution channels. The recent rise in terrorist activities domestically and abroad has resulted in an increase in security measures taken by governmental authorities that could delay or impede the distribution of products and/or services to the Company’s member-patrons and could also have an adverse effect on the Company’s operations and financial results.

Critical Accounting Policies

The preparation of the Company’s consolidated financial statements in conformity with accounting principles generally accepted in the United States of America requires the Company to make estimates, assumptions and judgments that affect the amount of assets and liabilities reported in the consolidated financial statements, the disclosure of contingent assets and liabilities as of the date of the consolidated financial statements and reported amounts of revenues and expenses during the year. The Company believes its estimates and assumptions are reasonable; however, future results could differ from those estimates under different assumptions or conditions.

Critical accounting policies are policies that reflect material judgment and uncertainty and may result in materially different results using different assumptions or conditions. The Company’s critical accounting policies and important accounting practices are outlined and described below.

Insurance Reserves.    The Company’s insurance subsidiaries require management to make estimates of future disbursements to be paid to policyholders and to establish appropriate reserves for those claims. In addition, the Company is self insured for workers compensation up to $100,000 per incident and maintains appropriate reserves to cover anticipated payments. Insurance reserves are recorded based on estimates made by management and validated by third party actuaries to ensure such estimates are within acceptable ranges. Actuarial estimates are based on detailed analyses of health care cost trends, mortality rates, claims history, demographics, industry trends and federal and state law. As a result, the amount of reserve and related expense is significantly affected by the outcome of these studies. Insurance reserves maintained by the Company’s insurance subsidiaries and the Company’s reserve for workers compensation payouts totaled approximately $45.4 million as of September 27, 2003 and $39.3 million as of September 28, 2002.

Allowance for Uncollectible Accounts and Notes Receivable.    The preparation of the Company’s consolidated financial statements requires management to make estimates of the collectability of its accounts and notes receivable. Management regularly analyzes its accounts and notes receivable for changes in the credit-worthiness of customers, economic trends and other variables that may affect the adequacy of recorded reserves for potential bad debt. In determining the appropriate level of reserves to establish, the Company utilizes several techniques including specific account identification, percentage of aged receivables and historical collection and write-off trends. In addition, the Company considers in its reserve calculations collateral such as redemption notes, Class B Shares, cash deposits and personal guarantees. A bankruptcy or financial loss associated with several major customers could have a material adverse effect on the Company’s sales and operating results. The Company’s allowance for doubtful accounts for trade and short-term notes receivable was approximately $1.5 million and $0.3 million for long-term notes receivable at September 27, 2003. Pursuant to quasi-reorganization accounting rules, the Company’s accounts and notes receivable were adjusted to fair value. As a result, the related allowance for doubtful accounts were eliminated and offset against the trade and notes receivable accounts at September 28, 2002. The adjustment to fair value represents gross accounts and notes receivables that were netted against allowances for uncollectible accounts of $12.7 million at September 28, 2002.

Lease Loss Reserves.    The Company has historically subleased store sites to independent retailers who meet certain credit requirements, at rates that are at least as high as the rent paid by the Company. The Company also leases sites for its discontinued retail business. Under the terms of the original lease agreements, the Company remains primarily liable for any financial commitments a retailer may no longer be able to satisfy, including those stores that are part of the Company’s discontinued retail business. Should a retailer be unable to perform under the term of the sublease, the Company would record a charge to earnings for the cost of the remaining term of the lease, less any expected sublease income, at net present value. The Company is also contingently liable for certain subleased facilities. Variables affecting the level of lease reserves recorded include the remaining lease term, vacancy rates of leased property, the state of the economy, property taxes, common area maintenance costs and the time required to sublease the property. The Company’s lease reserves for all leased locations were approximately $20.1 million and $20.0 million as of September 27, 2003 and September 28, 2002, respectively.

Goodwill.    As a result of the Company’s implementation of a quasi-reorganization as of September 28, 2002, the Company was required to early adopt SFAS No. 142 which provides that goodwill and other intangible assets with indefinite lives will no longer be amortized, but shall be tested for impairment annually, or more frequently if circumstances indicate potential impairment. The impairment test is comprised of two steps: (1) a reporting unit’s fair value is compared to its carrying value; if the fair value is less than its carrying value, goodwill impairment is indicated; and (2) if impairment is indicated in the first step, it is measured by comparing the implied fair value of goodwill to its carrying value at the reporting unit level. In determining fair value, the Company uses the discounted cash flow method, which assumes a certain growth rate projected over a period of time in the future and then discounted to net present value using the Company’s estimated cost of capital. Adoption of SFAS No. 142 did not have an impact on the Company’s consolidated financial statements at September 28, 2002. Pursuant to SFAS No. 142, the Company elected to test its goodwill for impairment the third quarter of each fiscal year. Accordingly, the Company tested its goodwill and noted no impairment for the fiscal quarter ended June 28, 2003.

Discontinued Operations.    The decision to exit its unprofitable retail business on September 25, 2002 resulted in an impairment of the underlying assets and an accrual of exit-related costs and liabilities in accordance with APB Opinion No. 30. Pursuant to APB Opinion No. 30, the Company recognized the asset impairment and established reserves for certain exit-related costs such as estimated operating losses expected to be incurred over the disposal period, lease reserves and settlements, severance and contract termination costs.

During the year, the Company closed seven of its remaining nine stores and obtained binding commitments for the sale and transfer of the leasehold rights for the remaining two stores to member-patrons, which stores were either sold or transferred subsequent to year-end. Sales proceeds realized on the sale of the leasehold rights, store inventories and certain store fixtures were approximately $1.2 million, net of tax which was less than the anticipated estimated proceeds of $5.9 million, net of tax. Also, the Company operated certain stores longer than originally projected in fiscal 2003, and thus the net realizability of certain of the retail business’s remaining assets and liabilities, primarily its estimated lease reserves and settlement costs, were adjusted. The adjustments, which total $5.9 million net of tax, were charged as a reduction to Class A and Class B Shares during the year ended September 27, 2003.

Quasi-reorganization.    On September 25, 2002, the Company’s Board approved a plan to effect a quasi-reorganization as of September 28, 2002. A quasi-reorganization is an accounting procedure that eliminates an accumulated deficit in retained earnings and permits a company to proceed on much the same basis as if it had been legally reorganized. A quasi-reorganization involves adjusting a company’s assets and liabilities to their fair values. Any remaining deficit in retained earnings is then eliminated by a transfer of amounts from paid-in capital and capital stock, if necessary, giving a company a “fresh start” and a zero balance in retained earnings. The fair value adjustments pursuant to quasi-reorganization accounting rules did not result in a net write-up of assets.

Tax Valuation Allowances.    The Company accounts for income taxes in accordance with SFAS No. 109, “Accounting for Income Taxes,” which requires that deferred tax assets and liabilities be recognized using enacted tax rates for the effect of temporary differences between the book and tax bases of recorded assets and liabilities. SFAS No. 109 also requires that deferred tax assets be reduced by a valuation allowance if it is more likely than not that some portion or all of the net deferred tax asset will not be realized. The Company had approximately $14.2 million and $9.4 million in net deferred tax assets that were reduced by a tax valuation allowance of approximately $2.0 and $6.4 million at September 27, 2003 and September 28, 2002, respectively. Management evaluated the available positive and negative evidence in determining the realizability of the net deferred tax assets at September 27, 2003 and concluded it is more likely than not that the Company will realize a portion of its net deferred tax assets. In reaching this conclusion, significant weight was given to the Company’s exit from the retail business and other unprofitable subsidiary operations and the continued quarterly and fiscal 2003 profitability of its continuing operations. Accordingly, the valuation allowance was reduced by $4.4 million and pursuant to quasi-reorganization accounting rules, the reduction in the valuation allowance was recorded as an increase to Class A and Class B Shares.

Benefit Plans.    The Company accounts for its benefit plans in accordance with SFAS No. 87, SFAS No. 106 and SFAS No. 112, which require the Company to make actuarial assumptions that are used to calculate the carrying value of the related assets and liabilities and the amount of expenses to be recorded in the Company’s consolidated financial statements. The assumptions are regularly evaluated by management in consultation with outside actuaries who are relied upon as experts. In the event that the Company determines that changes are warranted in the assumptions used, such as the discount rate, expected long-term rate of return on plan assets, or health care costs, future pension and postretirement benefit expenses could increase or decrease.

Accounting Pronouncements Adopted in Conjunction With the Quasi-Reorganization

As a result of the Company’s implementation of a quasi-reorganization as of September 28, 2002 (See Note 3 to the consolidated financial statements), the Company was required to early adopt all accounting standards with effective dates within one year of the quasi-reorganization date including SFAS No. 142, “Goodwill and Other Intangible Assets” (“SFAS No. 142”), SFAS No. 143, “Accounting for Asset Retirement Obligations” (“SFAS No. 143”), SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets” (“SFAS No. 144”), SFAS No. 145, “Rescission of Financial Accounting Standards Board (“FASB”) Statements No. 4, 44, and 64, Amendment of FASB Statement No. 13, and Technical Corrections” (“SFAS No. 145”) and SFAS No. 146, “Accounting for Costs Associated with Exit or Disposal Activities” (“SFAS No. 146”). The following describes the accounting pronouncements the Company early adopted.

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

SFAS No. 144.    SFAS No. 144 addresses financial accounting and reporting for the impairment and disposal of long-lived assets. This statement supersedes SFAS No. 121 “Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed of” (“SFAS No. 121”) on the same topic and the accounting and certain reporting provisions of APB Opinion No. 30 for the disposal of a segment of a business (as defined in that Opinion). This Statement also amends Accounting Research Bulletin No. 51, “Consolidated Financial Statements,” to eliminate the exception to consolidation for a subsidiary for which control is likely to be temporary. Adoption of SFAS No. 144 did not have an impact on the Company’s consolidated financial statements.

SFAS No. 145.    SFAS No. 145 generally requires gains and losses on extinguishments of debt to be classified as income or loss from continuing operations rather than as extraordinary items as previously required under SFAS No. 4. Extraordinary treatment is required for certain extinguishments as provided in APB Opinion No. 30. The adoption of SFAS No. 145 did not have an impact on the Company’s consolidated financial statements.

SFAS No. 146.    SFAS No. 146 addresses exit and disposal activities including one-time involuntary employee termination benefits, contract termination costs and costs to consolidate facilities or relocate employees. Existing accounting guidelines (principally Emerging Issue Task Force Issue 94-3, “Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity”) require companies to recognize a liability when management commits itself or announces plans to exit or dispose of an activity. SFAS No. 146 prohibits companies from recognizing an exit or disposal liability until the liability has been incurred, generally the “communication date” for one-time termination benefits and the contract termination or “cease use date” for contract costs, and requires these liabilities to be measured at fair value. The adoption of SFAS No. 146 did not have an impact on the Company’s consolidated financial statements.

Recently Issued Pronouncements

In April 2003, the Financial Accounting Standards Board (“FASB”) FASB issued SFAS No. 149, “Amendment of Statement 133 on Derivative Instruments and Hedging Activities.” SFAS No. 149 amends and clarifies accounting for derivative instruments, including certain derivative instruments embedded in other contracts, and for hedging activities under SFAS No. 133. SFAS No. 149 is effective for contracts entered into or modified after June 30, 2003 and for hedging relationships designated after June 30, 2003. The guidance should be applied prospectively. The adoption did not have an impact on the Company’s consolidated financial statements.

In May 2003, the FASB issued SFAS No. 150, “Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity.” This statement establishes standards for how an issuer classifies and measures certain financial instruments with characteristics of both liabilities and equity. SFAS No. 150 requires certain financial instruments that embody obligations of the issuer and have characteristics of both liabilities and equity to be classified as liabilities. Many of these instruments previously were classified as equity or temporary equity and as such, SFAS No. 150 represents a significant change in the practice in the accounting for a number of mandatorily redeemable equity instruments. SFAS No. 150 is effective for all financial instruments created or modified after May 31, 2003, and to other instruments at the beginning of the first interim period beginning after June 15, 2003, except for mandatorily redeemable financial instruments of non-public entities. For non-public entities that are Securities and Exchange Commission (“SEC”) registrants, the implementation of the provisions of the statement with regard to mandatorily redeemable financial instruments is effective for the first fiscal period beginning after December 15, 2003. The FASB submitted FASB Staff Position 150-c (“FSP 150-c”) for public comment by October 31, 2003. Among other matters, FSP 150-c sought to provide guidance on the implementation date of SFAS No. 150. FSP 150-c identified three entity types and the effective implementation date for each. The three entity types identified were public entities, non-public entities and non-public entities that are SEC registrants. The Company is identified as a non-public entity that is an SEC registrant. The Company, along with a number of other cooperatives in the industry, provided comment to the FASB regarding FSP 150-c and its potential impact on cooperatives, and requested the FASB permit a delay of the implementation of SFAS No. 150 for at least one year to permit cooperatives to determine the impact of certain accounting issues identified during the evaluation of implementing SFAS No. 150. In consideration of the comments received, the FASB indefinitely delayed the implementation of SFAS No. 150 for non-public entities, but did not permit a delay in the implementation of SFAS No. 150 for non-public entities that are SEC registrants. Accordingly, the Company will implement the provisions of this statement regarding mandatorily redeemable financial instruments effective with its second quarter in fiscal 2004. The Company is currently assessing the impact of this pronouncement on its consolidated financial statements.

Effective December 30, 2002, the Company adopted Financial Accounting Standards Board Interpretation No. (“FIN”) 45, “Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others.” This interpretation significantly changes the previous practice in the accounting for, and disclosure of, guarantees. Guarantees meeting the characteristics described in the interpretation are required to be initially recorded at fair value, which is different from general current practice of recognizing a liability only when loss is probable and reasonably estimable, as prescribed in SFAS No. 5, “Accounting for Contingencies.” The interpretation also requires a guarantor to make significant new disclosures for virtually all guarantees even if the likelihood of the guarantor’s having to make payments under the guarantee is remote. The disclosure requirements are effective for financial statements of interim or annual periods ending after December 15, 2002. The initial recognition and measurement provisions are applicable on a prospective basis to guarantees issued or modified after December 31, 2002. The adoption of this interpretation did not have an impact on the Company’s consolidated financial statements.

In January 2003, the FASB issued FIN 46, “Consolidation of Variable Interest Entities – an Interpretation of ARB No. 51.” This interpretation addresses consolidation by business enterprises of entities in which equity investors do not have the characteristics of a controlling financial interest or do not have sufficient equity at risk for the entity to finance its activities without additional subordinated financial support from other parties. Variable interest entities are required to be consolidated by their primary beneficiaries if they do not effectively disperse risks among the parties involved. The primary beneficiary of a variable interest entity is the party that absorbs a majority of the entity’s expected losses or receives a majority of its expected residual returns. The consolidation requirements of this interpretation apply immediately to variable interest entities created after January 31, 2003 and apply to existing entities in the first fiscal year or interim period ending after December 15, 2003. Certain new disclosure requirements apply to all financial statements issued after January 31, 2003. The Company had no variable interest entities at adoption on February 1, 2003 or during the fiscal year ended September 27, 2003. As a result, the adoption of this interpretation did not have an impact on the Company’s consolidated financial statements.

Forward-Looking Information

This report contains “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995. These statements relate to expectations concerning matters that (a) are not historical facts, (b) predict or forecast future events or results, or (c) embody assumptions that may prove to have been inaccurate. Also, when we use words such as “believes,” “expects,” “anticipates” or similar expressions, we are making forward-looking statements. Although Unified believes that the expectations reflected in such forward-looking statements are reasonable, we cannot give you any assurance that such expectations will prove correct. Important factors that could cause actual results to differ materially from such expectations include the adverse effects of the changing industry environment and increased competition; sales decline and loss of customers; exposure to potential environmental claims; exposure to the uncertainties of litigation for product liability or other claims and other contingent liabilities; the inability of the Company to maintain its operating performance and equity base in order to meet financial covenants applicable to future periods; Unified’s assessment of the probability and materiality of losses associated with litigation and other contingent liabilities; Unified’s expectations regarding the adequacy of capital and liquidity; and the increased credit risk to Unified caused by the ability of former United members to establish their required minimum deposits over time through use of patronage dividends to purchase Class B Shares if such members default on their obligations to Unified prior to their deposit requirements being met and the existing deposit proves inadequate to cover such members’ obligation. Important factors that could cause actual results to differ materially from the Company’s expectations also include the factors discussed under the caption “Additional Discussion and Analysis” and “Critical Accounting Policies” within Management’s Discussion and Analysis of Financial Condition and Results of Operations. All forward-looking statements attributable to Unified are expressly qualified in their entirety by the factors that may cause actual results to differ materially from anticipated results. Unified assumes no obligation to update or correct the forward-looking statements in this report to reflect subsequent events or actual results.

Item 7a.    QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Unified has only limited involvement with derivative financial instruments that are used to manage well-defined interest rate risks. In February 1999, the Company entered into a five-year interest rate collar agreement in relation to certain borrowings on its variable rate revolving credit facility. The collar agreement was put in place without incurring a fee with respect to the collar transaction and expires in February 2004. The hedge agreement is structured such that Unified pays a variable rate of interest between 6% (cap rate) and 4.94% (floor rate) based on a notional amount of $50.0 million. The weighted average interest rate, prior to lender’s margin, on borrowings on the revolving credit facility was 1.70% at September 27, 2003. The

Company recorded an unrealized loss of $2.4 million in other comprehensive earnings (loss) reflecting the fair value of the collar agreement at September 28, 2002 just prior to the quasi-reorganization. The adoption of the quasi-reorganization resulted in the elimination of other comprehensive earnings (loss) as part of the fair value adjustment process resulting in the realization of the previously unrealized loss of $2.4 million thereby becoming the new cost basis of the collar agreement. The change in the fair market value of the collar agreement during the fiscal year ended September 27, 2003 was not significant.

Unified is subject to interest rate changes on its notes payable under the Company’s credit agreements that may affect the fair value of the notes payable, as well as cash flow and earnings. Based on the notes payable outstanding at September 27, 2003 and the current market condition, a 100 basis point increase in the applicable interest rates would decrease the Company’s annual cash flow and pretax earnings by approximately $1.2 million. Conversely, a 100 basis point decrease in the applicable interest rates would increase annual cash flow and pretax earnings by $1.2 million.

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

Item 8.    FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Independent Auditors’ Report

The Board of Directors

Unified Western Grocers, Inc.

We have audited the accompanying consolidated balance sheets of Unified Western Grocers, Inc. and subsidiaries (the “Company”) as of September 27, 2003 and September 28, 2002 and the related consolidated statements of earnings (loss) and comprehensive earnings (loss), shareholders’ equity and cash flows for each of the three years in the period ended September 27, 2003. Our audits also included the financial statement schedule listed in the Index at Item 15(d). These financial statements and the financial statement schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements and the financial statement schedule based on our audits.

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

In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of the Company as of September 27, 2003 and September 28, 2002 and the results of its operations and its cash flows for each of the three years in the period ended September 27, 2003 in conformity with accounting principles generally accepted in the United States of America. Also, in our opinion, such financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly in all material respects the information set forth therein.

As discussed in Note 3 to the consolidated financial statements, the Company effected a quasi-reorganization in September 2002. In conjunction with the accounting for the quasi-reorganization, the Company adjusted the recorded value of specific assets and liabilities to fair value. In addition, as required by quasi-reorganization accounting, the Company early adopted Statement of Financial Accounting Standards (“SFAS”) No. 142, “Goodwill and Other Intangible Assets,” SFAS No. 143, “Accounting for Asset Retirement Obligations,” SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets,” SFAS No. 145, “Rescission of FASB Statements No. 4, 44 and 64, Amendment of FASB Statement No. 13, and Technical Corrections” and SFAS No. 146, “Accounting for Costs Associated with Exit or Disposal Activities.”

DELOITTE & TOUCHE LLP

Los Angeles, California

December 8, 2003

Unified Western Grocers, Inc. and Subsidiaries

Consolidated Balance Sheets

(dollars in thousands)

	September 27, 2003	September 28, 2002

Assets

Current Assets:
Cash and cash equivalents	$16,715	$9,957
Accounts and notes receivable, net of allowances of $1.5 million at September 27, 2003	152,349	190,397
Inventories	197,106	202,190
Prepaid expenses	5,195	6,524
Deferred income taxes	10,076	11,649

Total current assets	381,441	420,717
Properties, net	186,786	193,190
Investments	56,565	53,531
Notes receivable, net of allowances of $0.3 million at September 27, 2003	24,267	23,696
Goodwill	29,589	30,149
Other assets, net	41,351	40,104

Total Assets	$719,999	$761,387

Liabilities and Shareholders’ Equity

Current Liabilities:
Accounts payable	$142,510	$146,342
Accrued liabilities	103,045	91,798
Current portion of notes payable	12,110	18,058
Patrons’ excess deposits and declared patronage dividends	11,621	17,472
Net current liabilities of discontinued operations	2,777	3,069

Total current liabilities	272,063	276,739
Notes payable, due after one year	232,374	287,780
Long-term liabilities, other	94,234	89,098
Net long-term liabilities of discontinued operations	2,126	4,139
Patrons’ deposits and certificates:
Patrons’ required deposits	13,999	13,261
Subordinated patronage dividend certificates	3,141	3,338
Commitments and contingencies

Shareholders’ equity:
Class A Shares: 500,000 shares authorized, 101,625 and 71,125 shares outstanding at September 27, 2003 and September 28, 2002, respectively	15,348	10,771
Class B Shares: 2,000,000 shares authorized, 501,867 and 478,909 shares outstanding at September 27, 2003 and September 28, 2002, respectively	78,371	76,261
Class E Shares: 2,000,000 shares authorized, 36,924 and 0 shares outstanding at September 27, 2003 and September 28, 2002, respectively	3,692	—
Retained earnings after elimination of accumulated deficit of $26,976 effective September 28, 2002	5,279	—
Accumulated other comprehensive loss	(628)	—

Total shareholders’ equity	102,062	87,032

Total Liabilities and Shareholders’ Equity	$719,999	$761,387

The accompanying notes are an integral part of these statements.

Unified Western Grocers, Inc. and Subsidiaries

Consolidated Statements of Earnings (Loss) and Comprehensive Earnings (Loss)

(dollars in thousands)

	Post Quasi- Reorganization September 27, 2003	Pre Quasi-Reorganization
		September 28, 2002	September 29, 2001

Net sales	$2,819,052	$2,792,782	$2,770,203
Cost of sales	2,533,406	2,514,337	2,494,067
Distribution, selling and administrative expenses	239,806	234,418	235,732

Operating income	45,840	44,027	40,404
Interest expense	(20,591)	(23,157)	(27,005)

Earnings from continuing operations before patronage dividends, income taxes (benefit) and cumulative effect of a change in accounting principle	25,249	20,870	13,399
Patronage dividends	(16,612)	(16,713)	(14,934)

Earnings (loss) from continuing operations before income taxes (benefit) and cumulative effect of a change in accounting principle	8,637	4,157	(1,535)
Income taxes (benefit)	3,358	2,172	(272)

Earnings (loss) from continuing operations before cumulative effect of a change in accounting principle	5,279	1,985	(1,263)
Discontinued operations:
Loss from discontinued operations, net of income tax benefits of $(5,023) and $(2,228) in 2002 and 2001, respectively	—	(5,146)	(11,904)
Loss on sale and/or disposal of discontinued operations, net of income tax benefit of $(8,395) in 2002	—	(35,444)	—

Loss from discontinued operations	—	(40,590)	(11,904)
Earnings (loss) before cumulative effect of a change in accounting principle	5,279	(38,605)	(13,167)
Cumulative effect of a change in accounting principle	—	—	31

Net earnings (loss)	5,279	(38,605)	(13,136)

Other comprehensive earnings (loss), net of income taxes:
Cumulative effect of a change in accounting principle	—	—	1,143
Unrealized loss on valuation of interest rate collar	—	(618)	(2,933)
Unrealized holding (loss) gain on investments	(224)	510	555
Minimum pension liability adjustment	(404)	(6,145)	364

Comprehensive earnings (loss)	$4,651	$(44,858)	$(14,007)

The accompanying notes are an integral part of these statements.

Unified Western Grocers, Inc. and Subsidiaries

Consolidated Statements of Shareholders’ Equity

(dollars in thousands)

For the fiscal years ended September 27, 2003, September 28, 2002 and September 29, 2001	Class A		Class B		Class E		Additional Paid-In Capital	Retained Earnings (Accum- ulated Deficit)	Accumulated Other Comprehensive Earnings (Loss)	Total
	Shares	Amount	Shares	Amount	Shares	Amount

Balance, October 1, 2000	65,838	$10,899	420,051	$74,870	—	$—	$18,095	$(5,572)	$(734)	$97,558
Class A Shares issued	3,617	761								761
Class A Shares converted to Class B Shares	(330)	(84)	330	84						—
Class B Shares issued			32,513	5,569						5,569
Class B Shares converted to redemption subordinated notes			(5,605)	(1,423)						(1,423)
Net loss								(13,136)		(13,136)
Cumulative effect of a change in accounting principle									1,143	1,143
Net unrealized loss on valuation of interest rate collar									(2,933)	(2,933)
Net unrealized gain on appreciation of investments (net of deferred tax liability of $285)									555	555
Minimum pension liability adjustment (net of deferred tax liability of $241)									364	364

Balance, September 29, 2001	69,125	11,576	447,289	79,100	—	—	18,095	(18,708)	(1,605)	88,458
Class A Shares issued	2,000	343								343
Class B Shares issued			32,828	5,194						5,194
Class B Shares converted to redemption subordinated notes			(1,208)	(300)				1		(299)
Net loss								(38,605)		(38,605)
Net unrealized loss on valuation of interest rate collar									(618)	(618)
Net unrealized gain on appreciation of investments (net of deferred tax liability of $276)									510	510
Minimum pension liability adjustment (net of deferred tax benefit of $4,068)									(6,145)	(6,145)
Quasi-reorganization adjustments (Note 3):
Elimination of accumulated other comprehensive earnings (loss)								(7,858)	7,858	—
Revaluation of assets and liabilities, net of deferred tax liability of $24,975								38,194		38,194
Transfer of accumulated deficit to additional paid-in capital							(18,095)	18,095		—
Transfer of accumulated deficit to Class A and Class B Shares		(1,148)		(7,733)				8,881		—

Balance, September 28, 2002	71,125	10,771	478,909	76,261	—	—	—	—	—	87,032
Class A Shares issued	23,801	3,766								3,766
Class A Shares converted to Class B Shares	(900)	(142)	900	142						—
Class B Shares issued			29,657	4,821						4,821
Class B Shares converted to Class A Shares	7,599	1,202	(7,599)	(1,202)						—
Class E Shares issued					36,924	3,692				3,692
Net earnings								5,279		5,279
Net unrealized loss on depreciation of investments (net of deferred tax benefit of $115)									(224)	(224)
Minimum pension liability adjustment (net of deferred tax benefit of $264)									(404)	(404)
Quasi-reorganization adjustments:
Reduction of pre quasi-reorganization income tax valuation allowance (Note 10)		571		3,841						4,412
Adjustment to pre quasi-reorganization discontinued operations reserves (net of deferred tax benefit of $2,962) (Note 2)		(770)		(5,180)						(5,950)
Other adjustments (net of deferred tax benefit of $182)		(50)		(312)						(362)

Balance, September 27, 2003	101,625	$15,348	501,867	$78,371	36,924	$3,692	$—	$5,279	$(628)	$102,062

The accompanying notes are an integral part of these statements.

Unified Western Grocers, Inc. and Subsidiaries

Consolidated Statements of Cash Flows

(dollars in thousands)

	Post Quasi- Reorganization September 27, 2003	Pre Quasi-Reorganization
		September 28, 2002	September 29, 2001

Cash flows from operating activities:
Net earnings (loss)	$5,279	$(38,605)	$(13,136)
Less: Loss from discontinued operations	—	(5,146)	(11,904)
Less: Loss on sale and/or disposal of discontinued operations	—	(35,444)	—
Less: Cumulative effect of a change in accounting principle	—	—	31

Net earnings (loss) from continuing operations	5,279	1,985	(1,263)
Adjustments to reconcile net earnings (loss) to net cash provided by operating activities:
Write down of net assets of unprofitable subsidiaries to fair market value	—	576	—
Depreciation and amortization	26,350	24,587	22,845
Provision for doubtful accounts	2,689	2,714	2,643
(Gain) loss on sale of properties	(246)	116	(172)
Deferred income taxes	3,340	2,157	(350)
Purchases of trading securities	(1,345)	(3,505)	(4,632)
Proceeds from maturities or sales of trading securities	4,569	2,760	3,507
Subordinated patronage dividend certificates	—	3,338	—
(Increase) decrease in assets:
Accounts and notes receivable	29,886	4,565	2,434
Inventories	5,084	11,287	800
Prepaid expenses	1,329	558	(1,266)
Pension plan assets	—	(349)	(836)
Interest rate collar agreement	(1,441)	—	—
Increase (decrease) in liabilities:
Accounts payable	(3,832)	(30,339)	(27,650)
Accrued liabilities	10,329	(2,332)	13,513
Long-term liabilities, other	6,470	5,804	2,382

Net cash provided by operating activities	88,461	23,922	11,955

Cash flows from investing activities:
Purchases of properties	(5,832)	(7,059)	(18,497)
Purchases of securities and other investments	(28,990)	(17,868)	(30,507)
Proceeds from maturities or sales of securities and other investments	23,445	13,568	24,849
Decrease in notes receivable	4,612	17,414	26,129
Proceeds from sales of properties	369	318	1,091
Increase in other assets	(3,881)	(17,294)	(15,500)

Net cash utilized by investing activities	(10,277)	(10,921)	(12,435)

Cash flows from financing activities:
Additions to long-term notes payable	—	8,400	38,600
Reduction of long-term notes payable	(46,530)	(8,080)	(7,592)
Reduction of short-term notes payable	(19,533)	(8,282)	(15,936)
Payment of deferred financing fees	(851)	(659)	—
Patrons’ excess deposits and declared patronage dividends	(3,361)	(782)	18
Redemption of patronage dividend certificates	(1,868)	(2,262)	(1,862)
Increase (decrease) in patrons’ required deposits	1,108	(1,543)	(7,166)
Issuance of shares to members	10,977	5,537	6,330

Net cash (utilized) provided by financing activities	(60,058)	(7,671)	12,392

Net increase in cash and cash equivalents from continuing operations	18,126	5,330	11,912
Net cash utilized by discontinued operations	(11,368)	(7,651)	(7,804)
Cash and cash equivalents at beginning of year	9,957	12,278	8,170

Cash and cash equivalents at end of year	$16,715	$9,957	$12,278

The accompanying notes are an integral part of these statements.

Unified Western Grocers, Inc. and Subsidiaries

Consolidated Statements of Cash Flows—Continued

(dollars in thousands)

	Post Quasi- Reorganization September 27, 2003	Pre Quasi-Reorganization
		September 28, 2002	September 29, 2001

Supplemental disclosure of cash flow information:
Cash paid during the year for:
Interest	$21,554	$22,362	$26,124
Income taxes	$18	$15	$78

Supplemental disclosure of non-cash items:
Conversion of Class B Shares to long-term debt	—	$300	$1,423
Quasi-reorganization adjustments (Note 3):
Elimination of accumulated other comprehensive earnings (loss)	—	$(7,858)	—
Revaluation of assets and liabilities	—	$38,194	—
Transfer of accumulated deficit to additional paid-in capital	—	$18,095	—
Transfer of accumulated deficit to Class A and Class B Shares	—	$8,881	—
Capital leases	$4,369	—	—
Conversion of patrons’ excess deposits, patronage certificates and Class B Shares to Class A Shares	$2,061	—	—
Conversion of patrons’ excess deposits and patronage certificates to Class B Shares	$439	—	—
Conversion of Class A Shares to Class B Shares	$142	—	—
Reduction in purchase accounting reserve against goodwill	$560	—	—
Recognition of defined benefit intangible asset	$1,959	—	—
Reduction of pre quasi-reorganization income tax valuation allowance	$4,412	—	—
Adjustment to pre quasi-reorganization discontinued operations reserves	$5,950	—	—
Other quasi-reorganization adjustments	$362	—	—

The accompanying notes are an integral part of these statements.

Unified Western Grocers, Inc. and Subsidiaries

Notes To Consolidated Financial Statements

Fiscal years ended September 27, 2003, September 28, 2002 and September 29, 2001.

1.    Summary of Significant Accounting Policies

Nature of Business.    Unified Western Grocers, Inc. (“Unified” or the “Company”) is a cooperative organization engaged principally in the distribution of food and related general merchandise products primarily to retail establishments owned by shareholders of the Company. The Company and its subsidiaries also provide support services to its patrons including member financing and insurance. Establishments with which directors are affiliated, as members of the Company, purchase groceries and related products and services from the Company in the ordinary course of business pursuant to published terms or according to the provisions of individually negotiated supply agreements.

The Company periodically made investments in retail grocery operations to assist its members. The Company also owned and managed retail grocery stores; however, on September 25, 2002, the Board of Directors (the “Board”) approved a plan to exit its retail operations. As of September 28, 2002, the Company owned twelve stores of which nine were operating. The decision to exit its retail operation resulted in an impairment of the underlying assets and the accrual of exit-related costs and liabilities in accordance with Accounting Principles Board (“APB”) Opinion No. 30, “Reporting the Results of Operations-Reporting the Effects of Disposal of a Segment of a Business, and Extraordinary, Unusual and Infrequently Occurring Events and Transactions” (“APB Opinion No. 30”). During the year, the Company closed seven of its remaining nine stores and obtained binding commitments for the sale and transfer of the leasehold rights for the remaining two stores to member-patrons, which stores were either sold or transferred subsequent to year-end. These operations are classified herein as a discontinued operation (See Note 2).

Principles of Consolidation.    The consolidated financial statements include the accounts of the Company and all of its subsidiaries. Inter-company transactions and accounts with subsidiaries have been eliminated.

Fiscal Year End.    The Company’s fiscal year ends on the Saturday nearest September 30.

Quasi-reorganization.    On September 25, 2002, the Company’s Board approved a plan to effect a quasi-reorganization effective September 28, 2002. A quasi-reorganization is an accounting procedure that eliminates an accumulated deficit in retained earnings and permits a company to proceed on much the same basis as if it had been legally reorganized. A quasi-reorganization involves adjusting a company’s assets and liabilities to their fair values. Any remaining deficit in retained earnings is then eliminated by a transfer of amounts from paid-in capital and capital stock, if necessary, giving a company a “fresh start” and a zero balance in retained earnings (see Note 3).

Use of Estimates.    The preparation of the financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the amounts reported in the consolidated financial statements and accompanying notes. Actual results could differ from those estimates.

Cash Equivalents.    The Company considers all highly liquid investments purchased with a maturity of three months or less to be cash equivalents.

Inventories.    Inventories are valued at the lower of cost or market. Cost is determined on the first-in, first-out method. Inventory is primarily comprised of finished goods.

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

Unified Western Grocers, Inc. and Subsidiaries

Notes to Consolidated Financial Statements—(Continued)

Investments.    The Company has classified its investments in mandatorily redeemable preferred stock as held to maturity securities based on the Company’s positive intent and ability to hold those securities. Held to maturity securities are carried at cost, adjusted for amortization of premiums and accretion of discounts to maturity. Convertible corporate securities are classified as trading and carried at fair market value with any changes recorded in net earnings (loss). Equity securities and other fixed maturity securities are classified as investments available for sale. Unrealized gains and losses, net of taxes, on available for sale investments are recorded as a separate component of accumulated other comprehensive earnings (loss).

Goodwill.    Goodwill, arising from business combinations, represents the excess of the purchase price over the estimated fair value of net assets acquired. Prior to the adoption of Statement of Financial Accounting Standards (“SFAS”) No. 142, “Goodwill and Other Intangible Assets” (“SFAS No. 142”), goodwill was amortized over the period of expected benefit. Management reviews goodwill for impairment whenever events or changes in circumstances indicates that the carrying amount might not be recoverable. Management deems goodwill to be impaired if the estimated expected future cash flows on an undiscounted basis are less than the carrying amount. For purposes of review, goodwill that arose in a transaction is included as part of the asset grouping in determining recoverability. Estimates of expected future cash flows are based on management’s best estimates of anticipated operating results over the remaining useful life of the assets.

In accordance with the provisions of SFAS No. 142, goodwill arising from business combinations is no longer amortized but tested for impairment at least annually or more frequently if circumstances indicate potential impairment. Concurrent with the Company’s adoption of SFAS No. 142 on September 28, 2002, the amortization of goodwill, including goodwill recorded in past transactions, ceased (see “Accounting Pronouncements Adopted in Conjunction with the Quasi-Reorganization”).

Included in the consolidated balance sheets at September 27, 2003 and September 28, 2002 is goodwill totaling $29.6 million and $30.1 million. The reduction in total goodwill reflects the reversal of excess purchase accounting reserves relating to past acquisitions (See Note 6).

Goodwill amortization expense for each of the years ended September 28, 2002 and September 29, 2001 was $0.9 million for continuing operations and $0.7 million and $0.6 million, respectively, for discontinued operations.

Long-Lived Assets.    The Company reviews long-lived assets for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Management does not believe any impairment of its long-lived assets existed at September 27, 2003.

Capitalized Software Costs.    The Company capitalizes costs associated with the development of software for internal use pursuant to Statement of Position (“SOP”) 98-1, “Accounting for the Costs of Computer Software Developed or Obtained for Internal Use,” and amortizes the costs over a 3 or 4-year period. Costs incurred in the planning and post-implementation activities are expensed as incurred.

Income Taxes.    Unified operates primarily as a grocery wholesaler serving independent supermarket operators. The grocery wholesale business is operated as a non-exempt cooperative owned by the member-patrons for income tax purposes. This allows the Company to deduct, for federal and state income tax purposes, the patronage dividends paid to member-patrons made in the form of qualified written notices of allocation based on their proportionate share of business done with the cooperative. In addition, the Company has several wholly owned subsidiaries providing ancillary services to its members. These services conducted by the respective subsidiaries are conducted on a non-patronage basis and any earnings from these activities are taxable. The Company also conducts business with non-member customers on a non-patronage basis and the earnings are retained by the Company and are taxable.

Deferred income tax assets and liabilities are recognized based on differences between the financial statement and income tax bases of assets and liabilities using presently enacted income tax rates. Valuation allowances are established when necessary to reduce net deferred income tax assets to amounts, which are more likely than not, to be realized.

Unified Western Grocers, Inc. and Subsidiaries

Notes to Consolidated Financial Statements—(Continued)

Derivative Instruments and Hedging Activity.    Effective October 1, 2000, the Company adopted SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities” (“SFAS No. 133”), as amended by SFAS Nos. 137 and 138, which established accounting and reporting standards for derivative instruments and hedging activities. SFAS No. 133 requires that entities recognize all derivatives as either assets or liabilities in the balance sheet and measure those instruments at fair value. Accounting for changes in the fair value of a derivative depends on the intended use and resulting designation of the derivative. For derivatives designated as hedges, changes in the fair value are either offset against the change in fair value of the assets or liabilities through earnings or recognized in accumulated other comprehensive earnings (loss) in the consolidated balance sheets until the hedged item is recognized in earnings. The adoption of SFAS No. 133 resulted in a transition adjustment of $1.1 million that was recorded as a cumulative-effect type adjustment in other comprehensive earnings (loss) to recognize the fair value of derivatives that are designated as cash flow hedges.

On the date the Company enters into a derivative contract, management designates the derivative as a hedge for an identified exposure. The Company formally documents all relationships between hedging instruments and hedged items, as well as the risk-management objective and strategy for entering into various hedge transactions. In this documentation, the Company identifies the asset, liability, firm commitment, or forecasted transaction that has been designated as a hedged item and indicates how the hedging instrument is expected to hedge the risks related to the hedged item. The Company formally measures effectiveness of its hedging relationships both at the hedge inception and on an ongoing basis in accordance with its risk management policy. The Company would discontinue hedge accounting prospectively if it is determined that the derivative is no longer effective in offsetting changes in the hedged item.

Unified makes limited use of derivative instruments, primarily to manage the risks associated with interest rates of its debt agreements.

Book Value Per Share.    Book value per share is equal to total shareholders’ equity less the cumulative stated value of outstanding Class E shares divided by the number of Class A and B shares outstanding at fiscal year end. At September 27, 2003 and September 28, 2002, the book value per share was $163.00 and $158.23, respectively.

Sales.    The Company recognizes revenue in its wholesale distribution segment, net of discounts and allowances, at the time of delivery when title and risk of loss is transferred to the customer. Revenues and income from services rendered are recognized when the services are performed.

Shipping and Handling Costs.    Costs for shipping and handling are included as a component of cost of sales.

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

Unified Western Grocers, Inc. and Subsidiaries

Notes to Consolidated Financial Statements—(Continued)

Comprehensive Earnings (Loss).    Comprehensive earnings (loss) are net earnings, plus certain other items that are recorded by the Company directly to accumulated other comprehensive earnings (loss), bypassing net earnings. The balance and current period change for each component of comprehensive earnings (loss), net of taxes, are summarized as follows:

(dollars in thousands)

	Fair Value Interest Rate Collar	Net Unrealized Gain (Loss) on Appreciation (Depreciation) of Investments	Minimum Pension Liability Adjustment

Balance, October 1, 2000	$—	$(370)	$(364)
Cumulative effect of adopting SFAS No. 133	1,143	—	—
Current period charge	(2,933)	555	364

Balance, September 29, 2001	(1,790)	185	—
Current period charge	(618)	510	(6,145)
Fair value adjustment for quasi-reorganization	2,408	(695)	6,145

Balance, September 28, 2002	—	—	—
Current period charge	—	(224)	(404)

Balance, September 27, 2003	$—	$(224)	$(404)

The components of the change in net unrealized gains (losses) on investments, net of taxes, are as follows:

(dollars in thousands)

	September 27, 2003	September 28, 2002	September 29, 2001

Unrealized holding (losses) gains arising during the period	$(201)	$513	$847
Add reclassification adjustment for gains (losses) included in net earnings	(23)	(3)	(240)
Conversion of convertible debt securities from available for sale to trading	—	—	(52)

Net unrealized holding (losses) gains	$(224)	$510	$555

The Company entered into a five-year interest rate collar agreement in February 1999 in relation to certain borrowings on its variable rate revolving credit facility. The Company has designated the interest rate collar as a cash flow hedge. Under the provisions of SFAS No. 133, the fair value of the collar must be reflected in the Company’s consolidated financial statements. On October 1, 2000, the Company recognized the fair value of the collar, which totaled $1.1 million, as a cumulative effect of adopting SFAS No. 133 in other comprehensive earnings (loss). Additionally, SFAS No. 133 requires that the fair value of the collar be adjusted with the change in fair value being recorded as an adjustment to other comprehensive earnings (loss). The Company recorded an unrealized loss of $2.4 million in other comprehensive earnings (loss) reflecting the fair value of the collar agreement at September 28, 2002 just prior to the quasi-reorganization. The adoption of the quasi-reorganization resulted in the elimination of other comprehensive earnings (loss) as part of the fair value adjustment process resulting in the realization of the previously unrealized loss of $2.4 million thereby becoming the new cost basis of the collar agreement. The change in the fair market value of the collar agreement during the fiscal year ended September 27, 2003 was not significant.

The Company holds investments in various marketable securities and convertible bonds. Prior to the adoption of SFAS No. 133, the Company classified its convertible bonds as available for sale, with changes in fair value recorded in other comprehensive earnings (loss). With the adoption of SFAS No. 133, the convertible bonds were reclassified to trading securities, which resulted in the Company recognizing gains of $52,000 at October 1, 2000. The $52,000 of gains consisted of a $31,000 cumulative effect of a change in accounting principle and a $21,000 reclassification of previously unrealized holding gains.

Unified Western Grocers, Inc. and Subsidiaries

Notes to Consolidated Financial Statements—(Continued)

The Company’s employees participate in defined benefit pension plans sponsored by the Company. The Company accounts for the plans in accordance with SFAS No. 87, “Employers’ Accounting for Pensions” (“SFAS No. 87”), which requires the Company to make actuarial assumptions which are used to calculate the value of pension plan assets, liabilities and expenses recorded in the Company’s consolidated financial statements. In fiscal 2002, the combination of declining interest rates and lower investment returns caused the fair value of the Company’s pension plan assets to fall below the accumulated benefit obligation as of June 30, 2002, the plan’s measurement date, as determined by third party actuaries. Accordingly, the Company recorded an additional pension liability of approximately $6.1 million, net of taxes, and charged accumulated other comprehensive earnings (loss) in the fourth quarter of fiscal 2002. The charge to accumulated other comprehensive earnings (loss) for the additional pension liability, as well as other charges to this account, were subsequently eliminated in the quasi-reorganization at September 28, 2002.

The Company also has an Executive Salary Protection Plan (“ESPP II”), which provides additional post-termination retirement income based on each participant’s final salary and years of service as an officer of the Company. The financing of this benefit is facilitated through the purchase of life insurance policies, the premiums of which are paid by the Company. As a result of declining interest rates and their related effect on discount rates and the addition of new participants into the plan, the Company recorded additional liabilities of $0.4 million, net of tax, and charged accumulated other comprehensive earnings (loss) in the fourth quarter of fiscal 2003.

Reclassifications.    Certain amounts in the prior years’ consolidated financial statements have been reclassified to conform to the current year’s presentation.

Accounting Pronouncements Adopted in Conjunction with the Quasi-Reorganization

As a result of the Company’s implementation of a quasi-reorganization as of September 28, 2002 (See Note 3), the Company was required to early adopt all accounting standards with effective dates within one year of the quasi-reorganization date including SFAS No. 142, SFAS No. 143, “Accounting for Asset Retirement Obligations” (“SFAS No. 143”), SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets” (“SFAS No. 144”), SFAS No. 145, “Rescission of Financial Accounting Standards Board (“FASB”) Statements No. 4, 44, and 64, Amendment of FASB Statement No. 13, and Technical Corrections” (“SFAS No. 145”) and SFAS No. 146, “Accounting for Costs Associated with Exit or Disposal Activities” (“SFAS No. 146”). The following describes the accounting pronouncements the Company early adopted.

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

SFAS No. 144.    SFAS No. 144 addresses financial accounting and reporting for the impairment and disposal of long-lived assets. This statement supersedes SFAS No. 121 “Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed of” (“SFAS No. 121”) on the same topic and the accounting and certain reporting provisions of APB Opinion No. 30 for the disposal of a segment of a business (as defined in that Opinion). This Statement also amends Accounting Research Bulletin No. 51, “Consolidated Financial Statements,” to eliminate the exception to consolidation for a subsidiary for which control is likely to be temporary. Adoption of SFAS No. 144 did not have an impact on the Company’s consolidated financial statements.

Unified Western Grocers, Inc. and Subsidiaries

Notes to Consolidated Financial Statements—(Continued)

SFAS No. 145.    SFAS No. 145 generally requires gains and losses on extinguishments of debt to be classified as income or loss from continuing operations rather than as extraordinary items as previously required under SFAS No. 4. Extraordinary treatment is required for certain extinguishments as provided in APB Opinion No. 30. The adoption of SFAS No. 145 did not have an impact on the Company’s consolidated financial statements.

SFAS No. 146.    SFAS No. 146 addresses exit and disposal activities including one-time involuntary employee termination benefits, contract termination costs and costs to consolidate facilities or relocate employees. Existing accounting guidelines (principally Emerging Issue Task Force Issue 94-3, “Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity”) require companies to recognize a liability when management commits itself or announces plans to exit or dispose of an activity. SFAS No. 146 prohibits companies from recognizing an exit or disposal liability until the liability has been incurred, generally the “communication date” for one-time termination benefits and the contract termination or “cease use date” for contract costs, and requires these liabilities to be measured at fair value. The adoption of SFAS No. 146 did not have an impact on the Company’s consolidated financial statements.

Recently Issued Pronouncements

In April 2003, the Financial Accounting Standards Board (“FASB”) issued SFAS No. 149, “Amendment of Statement 133 on Derivative Instruments and Hedging Activities.” SFAS No. 149 amends and clarifies accounting for derivative instruments, including certain derivative instruments embedded in other contracts, and for hedging activities under SFAS No. 133. SFAS No. 149 is effective for contracts entered into or modified after June 30, 2003 and for hedging relationships designated after June 30, 2003. The guidance should be applied prospectively. The adoption did not have an impact on the Company’s consolidated financial statements.

In May 2003, the FASB issued SFAS No. 150, “Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity.” This statement establishes standards for how an issuer classifies and measures certain financial instruments with characteristics of both liabilities and equity. SFAS No. 150 requires certain financial instruments that embody obligations of the issuer and have characteristics of both liabilities and equity to be classified as liabilities. Many of these instruments previously were classified as equity or temporary equity and as such, SFAS No. 150 represents a significant change in the practice in the accounting for a number of mandatorily redeemable equity instruments. SFAS No. 150 is effective for all financial instruments created or modified after May 31, 2003, and to other instruments at the beginning of the first interim period beginning after June 15, 2003, except for mandatorily redeemable financial instruments of non-public entities. For non-public entities that are Securities and Exchange Commission (“SEC”) registrants, the implementation of the provisions of the statement with regard to mandatorily redeemable financial instruments is effective for the first fiscal period beginning after December 15, 2003. Pursuant to this statement, the Company is considered a non-public entity that is an SEC registrant. Accordingly, the Company will implement the provisions of this statement regarding mandatorily redeemable financial instruments effective with its second quarter in fiscal 2004. The Company is currently assessing the impact of this pronouncement on its consolidated financial statements.

Effective December 30, 2002, the Company adopted Financial Accounting Standards Board Interpretation No. (“FIN”) 45, “Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others.” This interpretation significantly changes the previous practice in the accounting for, and disclosure of, guarantees. Guarantees meeting the characteristics described in the interpretation are required to be initially recorded at fair value, which is different from general current practice of recognizing a liability only when loss is probable and reasonably estimable, as prescribed in SFAS No. 5, “Accounting for Contingencies.” The interpretation also requires a guarantor to make significant new disclosures for virtually all guarantees even if the likelihood of the guarantor’s having to make payments under the guarantee is remote. The disclosure requirements are effective for financial statements of interim or annual periods ending after December 15, 2002. The initial recognition and measurement provisions are applicable on a prospective basis to guarantees issued or modified after December 31, 2002. The adoption of this interpretation did not have an impact on the Company’s consolidated financial statements.

Unified Western Grocers, Inc. and Subsidiaries

Notes to Consolidated Financial Statements—(Continued)

In January 2003, the FASB issued FIN 46, “Consolidation of Variable Interest Entities – an Interpretation of ARB No. 51.” This interpretation addresses consolidation by business enterprises of entities in which equity investors do not have the characteristics of a controlling financial interest or do not have sufficient equity at risk for the entity to finance its activities without additional subordinated financial support from other parties. Variable interest entities are required to be consolidated by their primary beneficiaries if they do not effectively disperse risks among the parties involved. The primary beneficiary of a variable interest entity is the party that absorbs a majority of the entity’s expected losses or receives a majority of its expected residual returns. The consolidation requirements of this interpretation apply immediately to variable interest entities created after January 31, 2003 and apply to existing entities in the first fiscal year or interim period ending after December 15, 2003. Certain new disclosure requirements apply to all financial statements issued after January 31, 2003. The Company had no variable interest entities at adoption on February 1, 2003 or during the fiscal year ended September 27, 2003. As a result, the adoption of this interpretation did not have an impact on the Company’s consolidated financial statements.

2.    Discontinued Operations

On September 25, 2002, the Company’s Board approved a plan to exit the Company’s retail operations. The plan of disposition included the closure of three retail stores prior to September 28, 2002 with the remaining nine stores planned for sale or closure in fiscal 2003. As a result, the Company has reclassified its consolidated financial statements to reflect the exit of its retail operations and to segregate the revenues, costs and expenses, assets and liabilities and cash flows of this business. The net operating results, assets and liabilities and cash flows of the retail operations have been reported as “discontinued operations” in the accompanying consolidated financial statements.

In connection with the Company’s exit plan, the Company recorded a loss on the sale and/or disposal of its discontinued retail business for the year ended September 28, 2002 which included the write-down of goodwill of $21.1 million, expected losses to be incurred during the disposal period of $4.5 million, write-down of assets to fair value of $10.5 million, lease reserves and settlements of $3.7 million, severance and termination benefits of $0.8 million and contract termination and other costs of $0.7 million. These costs were partially offset by estimated proceeds of $5.9 million, net of tax. The reserves established at September 28, 2002 represented estimates of the additional costs the Company expected to incur to complete its exit and disposal activities in fiscal 2003. Certain of the reserves established, such as lease reserves and settlements, will be resolved in future years.

During the year ended September 27, 2003, the Company closed seven of its remaining nine stores and obtained binding commitments for the sale and transfer of the leasehold rights for the remaining two stores to member-patrons, which stores were either sold or transferred subsequent to year-end. Sales proceeds realized on the sale of the leasehold rights, store inventories and certain store fixtures were approximately $1.2 million, net of tax which was less than the anticipated estimated proceeds of $5.9 million, net of tax. Also, the Company operated certain stores longer than originally projected in fiscal 2003, and thus the net realizability of certain of the retail business’s remaining assets and liabilities, primarily its estimated lease reserves and settlement costs, were adjusted. The adjustments, which total $5.9 million net of tax, were charged as a reduction to Class A and Class B Shares during the year ended September 27, 2003.

Revenues from discontinued operations were $125.3 million and $159.3 million for the years ended September 28, 2002 and September 29, 2001, respectively. Net losses incurred by the Company’s retail business in fiscal 2003 were charged to the reserves established at September 28, 2002.

Unified Western Grocers, Inc. and Subsidiaries

Notes to Consolidated Financial Statements—(Continued)

The components of the net liabilities of discontinued operations included in the consolidated balance sheets are as follows:

(dollars in thousands)

	September 27, 2003	September 28, 2002

Cash	$—	$(114)
Accounts receivable	8	277
Inventories	1,206	2,333
Prepaid expense and deposits	318	—
Accounts payable	(267)	(815)
Accrued liabilities	(4,042)	(4,750)

Net current liabilities of discontinued operations	$(2,777)	$(3,069)

Property and equipment, net	$481	$2,368
Other assets	189	58
Other liabilities, long term	(2,796)	(6,565)

Net long-term liabilities of discontinued operations	$(2,126)	$(4,139)

Subsequent to year-end, the Company signed a purchase and sale agreement with an unrelated third party to sell, transfer and assign the leasehold and subleasehold interests and certain assets relating to ten closed store locations, of which three stores relate to the Company’s exit from its retail operations. The remaining stores were acquired in previous acquisitions and were already closed (see Note 6). The Company will pay approximately $4.7 million for the sale and transfer of these locations with such payment being offset against previously established lease reserves. However, the Company will remain secondarily liable on the leases until such point that the Company is released from all liabilities and obligations under such leases. The Company has received consents from landlords approving the transaction for nine of the ten leased locations. In the event that a consent is not obtained for the remaining leased property, the purchase price the Company pays will be reduced to $4.1 million.

3.    Quasi-Reorganization

Concurrent with the decision to dispose of its retail operations as discussed in Note 2, the Company’s Board adopted a resolution approving the implementation of a quasi-reorganization for financial reporting purposes effective September 28, 2002. A quasi-reorganization is an accounting procedure that eliminates an accumulated deficit in retained earnings and permits a company to proceed on much the same basis as if it had been legally reorganized. A quasi-reorganization involves adjusting a company’s assets and liabilities to fair value. Any remaining deficit in retained earnings is then eliminated by a transfer of amounts from paid-in capital and capital stock, if necessary, giving a company a “fresh start” and a zero balance in retained earnings. The quasi-reorganization process resulted in the adjustment of the Company’s assets and liabilities to fair value at September 28, 2002 and the elimination of the Company’s accumulated deficit by a reduction of $18.1 million against additional paid-in capital, $1.1 million against Class A Shares and $7.7 million against Class B Shares. The fair value adjustments pursuant to quasi-reorganization accounting rules did not result in a net write-up of assets.

Unified Western Grocers, Inc. and Subsidiaries

Notes to Consolidated Financial Statements—(Continued)

A summary of the consolidated accumulated deficit and the effects of the quasi-reorganization on the accumulated deficit follow:

(dollars in thousands)

Accumulated deficit at September 28, 2002 prior to disposal of retail operations and quasi-reorganization	$(21,868)
Retail disposal costs charged to earnings, net of taxes
Write down of retail assets to fair value	(10,515)
Goodwill write-off	(21,142)
Other exit costs, including loss on discontinued operations	(3,787)

Total retail disposal costs charged to earnings	(35,444)
Accumulated deficit in retained earnings before quasi-reorganization adjustments	(57,312)
Fair value adjustments, net of taxes
Property	54,325
Pension and post-retirement benefits	(16,493)
Elimination of accumulated other comprehensive earnings (loss)	(7,858)
Other fair value adjustments	362

Total fair value adjustments	30,336
Accumulated deficit at September 28, 2002	(26,976)
Transfer from additional paid-in capital	18,095
Transfer from Class A Shares	1,148
Transfer from Class B Shares	7,733

Retained earnings balance at September 28, 2002, after disposal of retail operations and quasi-reorganization	$—

4.    Properties

Properties acquired during the fiscal year ended September 27, 2003 are stated at cost. Pursuant to quasi-reorganization accounting rules, properties were adjusted to fair value and accumulated depreciation was netted against the related asset accounts as of September 28, 2002.

(dollars in thousands)

	September 27, 2003	September 28, 2002

Land	$59,291	$59,291
Buildings and leasehold improvements	99,459	97,983
Equipment	38,119	35,916
Equipment under capital leases	4,369	—

	201,238	193,190
Less accumulated depreciation and amortization	14,452	—

	$186,786	$193,190

Unified Western Grocers, Inc. and Subsidiaries

Notes to Consolidated Financial Statements—(Continued)

5.    Investments

The amortized cost and fair value of investments are as follows:

(dollars in thousands)

September 27, 2003	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value

Available for sale and held to maturity securities:
Fixed maturity securities:
Available for sale:
U.S. Treasury securities and obligations of U.S. government corporations and agencies	$32,185	$877	$(1,441)	$31,621
Corporate securities	4,346	166	(33)	4,479

	36,531	1,043	(1,474)	36,100
Held to maturity:
Mandatorily redeemable preferred stock	8,000	—	—	8,000
Interest rate collar agreement	(967)	—	—	(967)

	7,033	—	—	7,033

Total fixed maturity securities	43,564	1,043	(1,474)	43,133
Equity securities:
Available for sale:
Redeemable preferred stock	1,220	104	(12)	1,312

Total available for sale and held to maturity securities	$44,784	$1,147	$(1,486)	44,445

Trading securities:
Convertible corporate securities				2,017
Common stock, at cost				10,103

Total Investments				$56,565

Unified Western Grocers, Inc. and Subsidiaries

Notes to Consolidated Financial Statements—(Continued)

Pursuant to quasi-reorganization accounting rules, the gross amortized cost bases of investments were adjusted to fair value as of September 28, 2002.

(dollars in thousands)

September 28, 2002	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value

Available for sale and held to maturity securities:
Fixed maturity securities:
Available for sale:
U.S. Treasury securities and obligations of U.S. government corporations and agencies	$30,393	—	—	$30,393
Corporate securities	1,021	—	—	1,021

	31,414	—	—	31,414
Held to maturity:
Mandatorily redeemable preferred stock	8,000	—	—	8,000
Interest rate collar agreement	(2,408)	—	—	(2,408)

	5,592	—	—	5,592

Total fixed maturity securities:	37,006	—	—	37,006
Equity securities:
Available for sale:
Redeemable preferred stock	1,625	—	—	1,625

Total available for sale and held to maturity securities	$38,631	—	—	38,631

Trading securities:
Convertible corporate securities				5,241
Common stock, at cost				9,659

Total Investments				$53,531

During the fiscal years ended September 27, 2003 and September 28, 2002, the Company recorded gains of $0.4 million each year due to changes in the fair value of the convertible corporate securities, which are classified as trading securities.

Held to maturity and available for sale fixed maturity securities are due as follows:

(dollars in thousands)

September 27, 2003	Amortized Cost	Fair Value

Due in one year or less	$33	$33
Due after one year through five years	7,137	7,157
Due after five years through ten years	8,844	8,841
Due after ten years	27,550	27,102

	$43,564	$43,133

September 28, 2002	Fair Value

Due in one year or less	$—
Due after one year through five years	9,010
Due after five years through ten years	5,986
Due after ten years	22,010

$37,006

Unified Western Grocers, Inc. and Subsidiaries

Notes to Consolidated Financial Statements—(Continued)

Expected maturities will differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties. Mortgage-backed securities are shown as being due at their average expected maturity dates.

Net investment income (loss) is summarized as follows:

(dollars in thousands)

	Years Ended

	September 27, 2003	September 28, 2002	September 29, 2001

Fixed maturity securities	$2,104	$2,399	$2,229
Preferred stock	(9)	(227)	259
Equity securities	—	(19)	3
Cash and cash equivalents	112	51	347

	2,207	2,204	2,838
Less investment expenses	226	229	225

	$1,981	$1,975	$2,613

Investments carried at fair values of $34.0 million and $34.7 million at September 27, 2003 and September 28, 2002, respectively, are on deposit with regulatory authorities in compliance with statutory insurance regulations. Equity securities that do not have readily determinable fair values are accounted for using the cost method of accounting.

The Company held investments in Western Family Holding Company common stock of $5.5 million at September 27, 2003 and September 28, 2002. Western Family Holding Company is a cooperative located in Oregon from which the Company purchases food and related general merchandise products. The investment represents approximately a 19% ownership interest at September 27, 2003 and September 28, 2002. The investment is accounted for using the equity method of accounting.

On December 19, 2000, the Company purchased 80,000 shares of preferred stock of C&K Market, Inc. (“C&K”) for $8.0 million. Douglas H. Nidiffer, a director of the Company, is a shareholder, director and officer of C&K. In connection with the stock purchase transaction, C&K executed a ten-year supply agreement and the shareholders of C&K granted to the Company a put with respect to the preferred stock, exercisable upon occurrence of designated events including the nonpayment of permitted dividends or permitted mandatory redemption payments. The preferred stock bears a 9.5% cumulative dividend rate, with cash payment of dividends deferred until after November 15, 2002, and then payable quarterly only if permitted by applicable loan agreements. The preferred stock is convertible into 15% of the common stock of C&K under certain circumstances. In fiscal 2003, Unified collected cash dividends of $0.7 million. At September 27, 2003, C&K was in technical default of and obtained waivers for certain of its financial covenants with respect to its loan agreements and its agreement with Unified, including its fixed charge coverage ratio, permitted indebtedness and limitations on capital expenditures. The default did not result in an impairment of Unified’s investment in C&K at September 27, 2003.

The Company holds a 15% investment in the common stock of North State Grocery Inc. an operator of several retail grocery stores in the northern California region. The investment is accounted for using the cost method of accounting.

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

(dollars in thousands)

Balance at October 1, 2000	$(4,534)
Charges to the reserve	58
Charges to earnings	(302)

Balance at September 29, 2001	(4,778)
Charges to the reserve	891
Charges to earnings	(340)
Adjustments to the reserve	865

Balance at September 28, 2002	(3,362)
Charges to the reserve	115
Charges to earnings	(285)
Adjustments to the reserve	560

Balance at September 27, 2003	$(2,972)

In fiscal 2002, the Company reversed excess reserves, resulting in a reduction of goodwill. In fiscal 2003, the Company received sublease income for two facilities for which lease reserves were initially established at the time of the Merger. As a result, the reserves were considered no longer needed and consequently, reversed, resulting in a reduction of goodwill.

7.    Accrued Liabilities

Accrued liabilities are summarized as follows:

(dollars in thousands)

	September 27, 2003	September 28, 2002

Insurance loss reserves and other insurance liabilities	$59,500	$49,614
Accrued wages and related taxes	18,135	15,086
Accrued income and other taxes payable	3,592	4,971
Accrued promotional liabilities	4,324	4,849
Other accrued liabilities	17,494	17,278

	$103,045	$91,798

Unified Western Grocers, Inc. and Subsidiaries

Notes to Consolidated Financial Statements—(Continued)

8.    Notes Payable

Notes payable are summarized as follows:

(dollars in thousands)

	September 27, 2003	September 28, 2002

Senior secured notes expiring April 1, 2008, (interest rate of 7.97% at September 27, 2003 and September 28, 2002) approximately $865 principal and interest payable monthly through April 1, 2008, remaining $36.0 million due April 1, 2008	$63,146	$68,000

Senior secured notes expiring October 1, 2009, payable monthly, interest only (interest rate of 8.96% at September 27, 2003 and September 28, 2002)	41,180	41,377

Notes to bank under $10.0 million secured revolving credit agreement expiring October 31, 2004, interest rate at prime (4.00% at September 27, 2003) or Eurodollar (1.16% at September 27, 2003) plus 2.5% and prime (4.75% at September 28, 2002) or Eurodollar (1.81% at September 28, 2002) plus 2.5%	—	4,500

Notes to banks under $200.0 million secured revolving credit agreement expiring September 29, 2004, interest rate at the lender’s base rate plus 0.75% or adjusted LIBOR (1.14% plus 2.50% at September 27, 2003 and 1.86% plus 2.75% at September 28, 2002)	118,000	156,000

Secured borrowings to banks, collateralized by member loans receivable, repayment based on terms of underlying collateral	1,543	11,465

Capital stock subordinated residual notes, payable in twenty quarterly installments plus interest at a variable interest rate based on the current capital investment note (subordinated) rate of 5.0%	522	1,346

Redemption subordinated notes, payable in twenty quarterly installments plus interest at 6.0%	1,792	4,582

Capital investment notes (subordinated), interest at 5.0%, maturity dates through 2007	15,462	18,568

Obligations under capital leases	2,839	—

Total notes payable	244,484	305,838
Less portion due within one year	12,110	18,058

	$232,374	$287,780

Maturities of notes payable as of September 27, 2003, which reflect certain short-term obligations which were refinanced subsequent to year-end as more fully discussed below, are:

(dollars in thousands)

Fiscal year

2004	$12,110
2005	9,630
2006	11,291
2007	13,606
2008	157,581
Thereafter	40,266

$244,484

At September 27, 2003, the Company had a $200.0 million secured revolving credit facility (“Former Revolving Credit Agreement”) with a group of banks for which Cooperative Central Raiffeisen-Boerenleen Bank B.A., “Rabobank Nederland,” New York Branch, served as Administrative Agent. The Company had $118.0 million and $156.0 million outstanding under the Former Revolving Credit Agreement at September 27, 2003 and September 28, 2002, respectively.

Unified Western Grocers, Inc. and Subsidiaries

Notes to Consolidated Financial Statements—(Continued)

On December 5, 2003, the Company refinanced the Former Revolving Credit Agreement with a $210.0 million secured revolving credit facility (“New Revolving Credit Agreement”) with a group of banks for which Harris Trust and Savings Bank is serving as Administrative Agent. At the Company’s request, the amount of the New Revolving Credit Agreement may be increased to $225.0 million subject to the agreement of new or existing lenders to provide such additional financing. The New Revolving Credit Agreement expires on December 5, 2007 and bears interest at either LIBOR plus an applicable margin (1.00% to 2.00%) or the lender’s base rate plus an applicable margin (0.00% to 0.75%). In each case, the applicable margin is based on the ratio of funded debt to operating cash flow. The New Revolving Credit Agreement permits advances of up to 85% of eligible accounts receivable and 65% of eligible inventories. The New Revolving Credit Agreement is secured by the Company’s, and certain of its subsidiaries’, accounts receivable and inventories.

In addition, the Company had a total of $104.3 million and $109.4 million outstanding in senior secured notes to certain insurance companies and pension funds under a note purchase agreement dated September 29, 1999 (as amended, the “Senior Note Agreement”) at September 27, 2003 and September 28, 2002, respectively. Subsequent to the fiscal year ended September 27, 2003, the lender of these notes reduced the interest rate 25 basis points as a result of the Company achieving improved performance in fiscal 2003.

The Former and New Revolving Credit Agreements and the Senior Note Agreement as amended each contain customary representations, warranties, covenants and default provisions for these types of financing. Obligations under these credit agreements are senior to the rights of members with respect to deposits, patronage dividend certificates and subordinated notes. Both the New Revolving Credit Agreement and the Senior Note Agreement limit the incurrence of additional funded debt and the incurrence of liens except permitted liens. Examples of default conditions include the failure to pay an installment of principal or interest under the agreements, the making of false representations and warranties, and non-compliance with one or more financial covenants (minimum tangible net worth, fixed charge coverage ratio and funded debt to earnings before interest, income taxes, depreciation, amortization and patronage dividends, “EBITDAP”). The New Revolving Credit Agreement and the Senior Note Agreement both limit distributions to shareholders (including the repurchase of shares) to designated permitted redemptions, and prohibit all distributions and payments on Patronage Dividend Certificates when an event of default has occurred and is continuing. In the event the Company is not in compliance with the financial covenants of the New Revolving Credit Agreement and the Senior Note Agreement, the continued availability of loan funds or the terms upon which such loans would be available could be adversely impacted, and the impact to the Company could be material.

Unified entered into a five-year interest rate collar agreement in February 1999 in relation to approximately $50.0 million of borrowings on its variable rate Former Revolving Credit Agreement. The collar agreement was put in place without incurring a fee and expires in February 2004. The collar agreement is structured such that Unified pays a variable rate of interest between 6% (cap rate) and 4.94% (floor rate) based on a notional amount of $50.0 million. The weighted average interest rate, prior to lender’s margin, on borrowings on the Former Revolving Credit Agreement was 1.70% and 1.86% at September 27, 2003 and September 28, 2002, respectively.

A $10.0 million credit agreement is collateralized by Grocers Capital Company’s (“GCC”) member loan receivables. GCC is a wholly owned subsidiary of Unified whose primary function is to provide financing to the Company’s member-patrons who meet certain credit requirements. Funding for loans is derived from the cash reserves of GCC, as well as the $10.0 million credit facility. The credit agreement, as amended and restated, matures on October 31, 2004. Amounts advanced under the credit agreement bear interest at prime (4.00% and 4.75% at September 27, 2003 and September 28, 2002, respectively) or Eurodollar (1.16% and 1.81% at September 27, 2003 and September 28, 2002, respectively) plus 2.50%. The unused portion of the credit line is subject to a commitment fee of 0.125%. The applicable rate is determined at the Company’s discretion. GCC had $0 and $4.5 million outstanding at September 27, 2003 and September 28, 2002, respectively.

Member loan receivables are periodically sold by GCC to a bank through a loan purchase agreement. This loan purchase agreement, as amended and restated, extends through October 31, 2004. Total loan purchases under the agreement are limited to a total aggregate principal amount outstanding of

Unified Western Grocers, Inc. and Subsidiaries

Notes to Consolidated Financial Statements—(Continued)

$70.0 million. In January 1999, GCC entered into another loan purchase agreement with another bank. This additional loan purchase agreement had no maximum limitation on the loan purchases and was terminated on December 31, 2002. These loan purchase agreements do not qualify for sale treatment pursuant to SFAS No. 140, “Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities,” a replacement of SFAS No. 125 and, accordingly, the Company accounts for the transfer of these financial assets as a secured borrowing with a pledge of collateral. The aggregate amount of secured borrowings with the banks was $1.5 million and $11.5 million at September 27, 2003 and September 28, 2002, respectively. The pledged collateral included in current notes receivable were $0.7 million and $6.6 million and non-current amounts were $0.8 million and $4.9 million at September 27, 2003 and September 28, 2002, respectively. The notes receivable generally bear interest at rates averaging prime plus 2%, are paid monthly and have maturity dates ranging from 2004 to 2007.

The Company’s capital stock subordinated residual notes are notes to former United members who tendered their member stock to United prior to the date of the Merger. The redeemed shares represent shares issued to former United members from patronage dividends that were converted to five-year notes and are paid quarterly with interest.

The Company’s capital investment notes are serialized, have a minimum interest rate of 5% and mature ten years from the date of issuance. The notes are subordinated and have maturity dates through 2007. The notes originated with United and were assumed as part of the Merger. The Board at its discretion may change the interest rate above the minimum rate.

Pursuant to the Merger, Unified agreed to repurchase excess Class B Shares held by former shareholders of United that were received in the Merger and tendered for redemption prior to January 28, 2001 at the book value as of April 2, 1999 of the shares of the Company’s common stock for which the excess Class B Shares were exchanged in the Merger. The Company purchased such shares by issuing notes referred to as “redemption subordinated notes,” which are payable in twenty equal quarterly principal installments and bear interest at 6% per year. Prior to fiscal 2003, no payments were made on these notes due to the restrictions imposed by the California General Corporation Law (see Note 12). In fiscal 2003, the Company paid $2.8 million on the notes.

The Company has also guaranteed certain loans made directly to members by third-party lenders. At September 27, 2003 the maximum principal amount of these guarantees was $0.6 million. Member loans, provided by the Company and third parties, are generally secured with collateral, which usually consists of personal and real property owned by member-patrons and personal guarantees of member-patrons.

Patrons are generally required to maintain subordinated cash deposits with Unified and member-patrons are required to purchase Class B Shares over time in substitution for this cash deposit requirement. In the Merger, former United members were provided the opportunity to build the minimum subordinated deposit requirement over time, provided they agreed to assign at least 80% of the Cooperative Division patronage dividends they receive in the future to Unified to purchase Class B Shares until the deficiency is eliminated. During that period, Unified requires the member to purchase at least the percentage of total product purchased during the most recent 12 month period prior to the Merger under a supply agreement with Unified.

Upon termination of patron status, the withdrawing patron is entitled to recover deposits in excess of its obligations to Unified if permitted by the applicable subordination provisions, and any shares held by such withdrawing member-patron are subject to repurchase as described below in Note 12.

9.    Leases

The Company has entered into operating leases for certain warehouse, transportation and data processing equipment. The Company has also entered into operating leases for approximately 62 retail supermarkets. The majority of these locations are subleased to various member-patrons of the Company. The operating leases and subleases are non-cancelable, renewable, in certain instances include purchase options that are not bargain purchase options, and require payment of real estate taxes, insurance and maintenance.

Unified Western Grocers, Inc. and Subsidiaries

Notes to Consolidated Financial Statements—(Continued)

Rent expense was $36.4 million, $34.3 million and $38.5 million for the fiscal years ended September 27, 2003, September 28, 2002 and September 29, 2001, respectively. Sublease rental income was $14.1 million, $14.0 million and $13.6 million for the fiscal years ended September 27, 2003, September 28, 2002 and September 29, 2001, respectively.

At September 27, 2003, the Company was also contingently liable with respect to 19 lease guarantees for certain member-patrons. The commitments have expiration dates through 2017. The Company believes the locations underlying these leases are marketable and, accordingly, would be able to recover a substantial portion of the guaranteed amounts in the event the Company is required to satisfy its obligations under the guarantees.

The Company’s guarantees of certain leases are summarized in the table below.

(dollars in thousands)

Remaining Lease Term	Guaranteed Leases

Less than 1 year	$6,797
1-3 years	15,539
4-5 years	7,455
More than 5 years	5,038

Total lease guarantees	$34,829

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

Minimum rentals on properties leased by the Company, including properties subleased to third parties, as of September 27, 2003, are summarized as follows:

(dollars in thousands)

Fiscal year	Operating Leases

2004	$31,448
2005	27,675
2006	22,704
2007	19,627
2008	15,189
Thereafter	60,180

Total minimum lease payments	$176,823

Future minimum sublease rental income on operating leases as of September 27, 2003 is summarized as follows:

(dollars in thousands)

Fiscal year	Operating Leases

2004	$14,014
2005	12,480
2006	9,722
2007	8,808
2008	7,487
Thereafter	46,375

Total future minimum sublease income	$98,886

Unified Western Grocers, Inc. and Subsidiaries

Notes to Consolidated Financial Statements—(Continued)

10.    Income Taxes

The significant components of income tax expense (benefit) are summarized as follows:

(dollars in thousands)

	September 27, 2003	September 28, 2002	September 29, 2001

Federal:
Current	$—	$—	$—
Deferred	2,624	1,768	(299)

Total federal	2,624	1,768	(299)

State:
Current	18	15	78
Deferred	716	389	(51)

Total state	734	404	27

Income taxes (benefit)	$3,358	$2,172	$(272)

The effects of temporary differences and other items that give rise to deferred tax assets and liabilities are presented below:

(dollars in thousands)

	September 27, 2003	September 28, 2002

Deferred tax assets:
Accounts receivable	$3,358	$4,906
Accrued benefits	40,269	33,812
Lease reserves	5,569	7,667
Store reserves and facility consolidation	—	4,745
Insurance reserves	4,165	3,727
Accrued environmental liabilities	186	203
Accrued liabilities	784	319
Asset impairment adjustment	—	840
Intangible assets	—	1,089
Inventory capitalization	1,481	157
Alternative minimum tax and other credits	494	494
Charitable contributions	225	—
Net operating loss carry forwards	7,637	14,926
Non-qualified written notice of allocation	5,194	2,361
Other	200	1,759

Total gross deferred tax assets	69,562	77,005
Less valuation allowance	2,000	6,412

Deferred tax assets	$67,562	$70,593
Deferred tax liabilities:
Properties	$42,355	$46,933
Market value adjustment	1,660	1,441
Accrued pension cost	—	622
Capitalized software	7,477	9,973
Deferred state taxes	1,007	371
Reorganization costs	278	—
Other	626	1,852

Total gross deferred tax liabilities	53,403	61,192

Net deferred tax asset	$14,159	$9,401

Unified Western Grocers, Inc. and Subsidiaries

Notes to Consolidated Financial Statements—(Continued)

The Company had net deferred tax assets of $14.2 million and $9.4 million, of which $10.1 million and $11.6 million are classified as current assets in deferred income taxes and $4.1 million and $2.2 million are included in other assets and in long-term liabilities in the accompanying consolidated balance sheets as of September 27, 2003 and September 28, 2002, respectively.

A valuation allowance is provided to reduce the deferred tax assets to a level which, more likely than not, will be realized. In accordance with SFAS No. 109 “Accounting for Income Taxes” and the accounting for a quasi-reorganization, valuation allowances existing immediately after the quasi-reorganization, if reduced in future periods, are required to be accounted for as an adjustment to additional paid-in capital. In contrast, increases to the valuation allowance in future periods will be accounted for as an adjustment to the income tax provision. Accordingly, the Company’s net deferred tax assets of approximately $14.2 million and $9.4 million were reduced by tax valuation allowances of approximately $2.0 and $6.4 million at September 27, 2003 and September 28, 2002, respectively. Management evaluated the available positive and negative evidence in determining the realizability of the net deferred tax assets at September 27, 2003 and concluded it is more likely than not that the Company will realize a portion of its net deferred tax assets. In reaching this conclusion, significant weight was given to the Company’s exit from the retail business and other unprofitable subsidiary operations and the continued quarterly and fiscal 2003 profitability of its continuing operations. Accordingly, the valuation allowance was reduced by $4.4 million and pursuant to quasi-reorganization accounting rules, the reduction in the valuation allowance was recorded as an increase to Class A and Class B Shares.

The remaining balance of the net deferred tax assets should be realized through future operating results and the reversal of taxable temporary differences.

The Company had federal tax effected net operating loss carryforwards of approximately $6.5 million and $11.5 million and state tax effected net operating loss carryforwards of approximately $1.1 million and $3.4 million as of the fiscal years ended September 27, 2003 and September 28, 2002, respectively. The net operating losses expire between 2010 and 2023 for federal income taxes and between 2004 and 2018 for state income taxes.

In March 2002, the House and Senate passed the Job Creation and Workers Assistance Act of 2002. As a result, the Company took the opportunity to carryback net operating losses 5 years instead of the statutory 2 years. In respect to this new law, the Company received additional tax refunds of $3.1 million in fiscal 2003.

The provision for income taxes on continuing operations at the Company’s effective tax rate differed from the provision for income taxes at the statutory rate (34%) as follows:

(dollars in thousands)

	September 27, 2003	September 28, 2002	September 29, 2001

Federal income tax expense (benefit) at the statutory rate	$2,937	$1,413	$(522)
State income taxes, net of federal income tax benefit	512	199	(13)
Insurance subsidiary not recognized for state taxes	—	67	60
Tax exempt income	—	—	(47)
Non-deductible goodwill	—	269	272
Other, net	(91)	224	(22)

Provision (benefit) for income taxes	$3,358	$2,172	$(272)

11.    Subordinated Patronage Dividend Certificates

The Company at its option may elect to issue a portion of its patronage dividends in the form of subordinated patronage dividend certificates (“Patronage Certificates”) evidencing subordinated indebtedness of the Company. Patronage Certificates are unsecured general obligations, subordinated to certain indebtedness of Unified, not subject to offset by the holder, and nontransferable without the consent of Unified.

Unified Western Grocers, Inc. and Subsidiaries

Notes to Consolidated Financial Statements—(Continued)

The Company issued Patronage Certificates in fiscal years 1993, 1994 and 1995. In the 2003 period, the Company paid at maturity the Patronage Certificates issued in 1995 in the amount of approximately $1.9 million. The Patronage Certificates were included in patrons’ excess deposits and declared patronage dividends in the consolidated balance sheets at September 28, 2002.

The Company offset approximately $128,000, $78,000 and $28,000 in Patronage Certificates against a portion of amounts owed to the Company by the holders in fiscal 2003, 2002 and 2001, respectively.

In fiscal 2002, the Board adopted an equity enhancement plan. Pursuant to that plan, Cooperative Division patronage dividends to member-patrons for fiscal 2002 were payable in the form of:

•	Class B Shares to the extent there existed any deficiency of a member-patron in meeting the requirements for holding Class B Shares specified in the Company’s Bylaws; and

•	Patronage Certificates for the balance of such patronage dividends due the member-patrons. Patronage Certificates have a term of five years and an interest rate approximating the five-year treasury rate as such rate exists at the fiscal year end, such rate to be adjusted annually thereafter to approximate the same benchmark interest rate on each anniversary of the fiscal year end.

In fiscal 2003, the Company issued $3.3 million of Patronage Certificates as a portion of its patronage dividends for fiscal 2002. These Patronage Certificates are included in subordinated patronage dividend certificates in the consolidated balance sheets.

For fiscal 2003, patronage dividends in the Cooperative Division will be paid to member-patrons in the form of:

•	Class B Shares to the extent there exists any deficiency of a member-patron in meeting the requirements for holding Class B Shares specified in the Bylaws of the Company; and

•	Class E Shares (see Note 12) for the remainder.

Associate-Patrons will be paid patronage dividends in the form of cash or patronage dividend certificates or a combination of each in a manner to be determined by the Board.

Patronage dividends generated by the dairy divisions will continue to be paid in cash.

12.    Capital Shares

The Company requires that each member-patron hold a designated number of Class A Shares. Each member-patron must over time also acquire Class B Shares having combined issuance values equal to the lesser of the amount of the member-patron’s required deposit or twice the member-patron’s average weekly purchases (the “Class B Share requirement”). For this purpose, each Class B Share held by a member-patron has an issuance value equal to the book value per share of Unified’s outstanding shares at the close of the last fiscal year end prior to the issuance of such Class B Shares.

During 2002, Unified required that each of its member-patrons acquire and hold 100 Class A Shares. The price for these shares is the book value per share of the Company’s outstanding shares at the close of the fiscal year end prior to purchase. In November 2002, as part of the fiscal 2003 equity enhancement plan, the Board amended the Bylaws to increase the required holdings of Class A Shares by a member-patron to 150 shares at the end of fiscal year 2003, 200 shares at the end of fiscal year 2004, 250 shares at the end of fiscal year 2005, 300 shares at the end of fiscal year 2006, and 350 shares at the end of fiscal year 2007.

Class B Shares are issued as a portion of each member-patron’s patronage dividend and, to the extent necessary to fulfill the member-patron’s Class B Share requirement, by charging the member-patron’s cash deposit account for the issuance values of such shares.

Unified Western Grocers, Inc. and Subsidiaries

Notes to Consolidated Financial Statements—(Continued)

The Articles of Incorporation and Bylaws currently provide that Unified has the right to repurchase any Class A Shares, Class B Shares or Class E Shares held by a former member-patron, and any excess Class B Shares held by a current member-patron, whether or not the shares have been tendered for repurchase. In December 2003 the Board amended the Company’s redemption policy to clarify that the repurchase of any Class A Shares, Class B Shares or Class E Shares is solely at the discretion of the Board.

Subject to the Board’s determination to redeem shares, any repurchase of shares will be on the terms, and subject to restrictions, if any set forth in:

•	The Corporations Code of the State of California;

•	The Company’s Articles of Incorporation and Bylaws;

•	Any credit or other agreement to which the Company is a party; and

•	The Company’s redemption policy.

The Board has the right to amend the Company’s redemption policy at any time, including, but not limited to, changing the order in which repurchases will be made or suspending or further limiting the number of shares repurchased, except as otherwise may be expressly provided in the Articles of Incorporation.

The Company’s redemption policy currently provides that subject to the limitations described below, (i) Class A Shares and Class B Shares held by a shareholder that is no longer a qualified or active member-patron may be redeemed at the book value per share of the Company at the close of the last fiscal year end prior to termination of member status, (ii) with respect to terminations prior to September 30, 2000, the repurchase price would be the Company’s book value per share at the fiscal year end prior to the effective date of the Merger, (iii) Class B Shares of terminated members would not be redeemed until after September 28, 2002 and (iv) after September 28, 2002 Unified may repurchase excess Class B Shares tendered for redemption at the book value per share at the close of the last fiscal year end prior to the date the shares are tendered for repurchase.

The Company’s redemption policy also currently provides that the number of Class B Shares that Unified may redeem in any fiscal year will be typically limited to approximately 5% of the sum of:

•	The number of Class B Shares outstanding at the close of the preceding fiscal year end; and

•	The number of Class B Shares issuable as a part of the patronage dividend distribution for such preceding fiscal year.

The following tables summarize the Class A Shares and Class B Shares tendered for redemption, shares converted, shares redeemed, and the remaining number of shares pending redemption at the fiscal year end of each of the following periods:

(dollars in thousands)

Class A Shares	Tendered	Converted		Redeemed	Remaining	Redemption Value at September 27, 2003

October 1, 2000					1,451	$273
Fiscal 2001	4,274	—		—	5,725	$1,151
Fiscal 2002	4,700	—		—	10,425	$1,941
Fiscal 2003	9,500	500	(a)	—	19,425	$3,351

Unified Western Grocers, Inc. and Subsidiaries

Notes to Consolidated Financial Statements—(Continued)

(dollars in thousands)

Class B Shares	Tendered	Converted		Redeemed	Remaining	Redemption Value at September 27, 2003

October 1, 2000					24,922	$4,844
Fiscal 2001	13,248	—		5,605	32,565	$6,282
Fiscal 2002	9,052	1,208	(b)	—	40,409	$7,642
Fiscal 2003	22,826	803	(c)	—	62,432	$11,131

(a)	These shares were converted to Class B Shares.
(b)	These shares were converted to stock redemption notes in fiscal 2002.
(c)	These shares were converted to Class A Shares pursuant to the Company’s equity enhancement program.

In connection with the Merger with United (see Note 6), the Company (i) redeemed 71,310 Class B Shares held by terminated member-patrons and (ii) adopted amendments to its Articles of Incorporation and Bylaws which restricted the Company’s obligation to repurchase Class B Shares of terminated members for a three-year period and changed the redemption provisions in other respects. The shares redeemed and converted during fiscal years 2001 and 2002 represent the excess Class B Shares owned by former United shareholders that were received in the Merger and were tendered for redemption prior to January 29, 2001. These shares converted were exchanged for redemption subordinated notes of Unified. In fiscal 2003, the Company paid $2.8 million on the notes.

As a California corporation, the Company is subject to the provisions of the California General Corporation Law including Section 500 (“Section 500”), which limits the ability of the Company to make distributions, including distributions to repurchase its own shares and make any payments on notes issued to repurchase Unified shares. Section 500 permits such repurchase and note payments only when retained earnings calculated in accordance with generally accepted accounting principles equal or exceed the amount of any proposed distribution or an alternative asset/liability ratio test is met. At September 27, 2003, the Company had retained earnings of $5.3 million.

No member-patron may hold more than the required number of Class A Shares. However, it is possible that a member-patron may have an interest in another member, or that a person may have an interest in more than one member, and thus have an interest in more than the required number of Class A Shares. The Board is authorized to accept member-patrons without the issuance of Class A Shares when the Board determines that such action is justified by reason of the fact that the ownership of the patron is the same, or sufficiently the same, as that of another member-patron holding the required number of Class A Shares. The price for such shares will be the book value per share of outstanding shares at the close of the last fiscal year end.

There were 24 authorized Class C Shares of which 16 and 18 were outstanding as of September 27, 2003 and September 28, 2002, respectively. These shares are valued at ten dollars per share, and ownership is limited to members of the Board with no rights as to dividends or other distributions.

Holders of Class A Shares are entitled to vote such shares cumulatively for the election of 80% of the authorized number of directors. Holders of Class B Shares are entitled to vote such shares cumulatively for the election of 20% of the authorized number of directors. Except as required by California law, the Class C and Class E Shares have no other voting rights.

In December 2002, as an additional part of its fiscal 2003 equity enhancement plan, the Board authorized the submission to the shareholders of a proposal to create a new class of equity, to be denominated “Class E Shares,” by amendment to the Articles of Incorporation. This proposal was approved by the shareholders in March 2003. The new Class E Shares will be issued as a portion of the patronage dividends issued for the Cooperative Division in 2003 and in future periods, as determined annually at the discretion of the Board. The Class E Shares have a stated value of $100 per share, and are non-voting and non-dividend bearing

Unified Western Grocers, Inc. and Subsidiaries

Notes to Consolidated Financial Statements—(Continued)

equity securities. Class E Shares are transferable only with the consent of the Company. Pursuant to the Company’s repurchase policy, Class E Shares cannot be repurchased for ten years from their date of issuance unless approved by the Board or upon sale or liquidation of the Company. The shares, when redeemed, will be redeemed at stated value. Thereafter, shares may be repurchased by the Company subject to the limitations of Section 500, its credit agreements and approval by the Board.

13.    Benefit Plans

The Company’s employees participate in defined benefit pension plans sponsored by the Company. Effective January 1, 2002, the Company’s two noncontributory, defined benefit pension plans (“benefit plans”) covering substantially all of its nonunion employees, were combined into a single cash balance plan. Under the cash balance plan, participants are credited with an annual accrual based on years of service with the Company. The plan balance receives an annual interest credit, currently tied to the 30-year Treasury rate that is in effect the previous November, but in no event shall the rate be less than 5%. On retirement, participants will receive a lifetime annuity based on the total cash balance in their account. The Company makes contributions to the benefit plans in amounts that are at least sufficient to meet the minimum funding requirements of applicable laws and regulations but no more than amounts deductible for federal income tax purposes. Benefits under the benefit plans are provided through a trust and also through annuity contracts.

The Company also has an Executive Salary Protection Plan (“ESPP II”), which provides additional post-termination retirement income based on each participant’s final salary and years of service as an officer of the Company. The financing of this benefit is facilitated through the purchase of life insurance policies, the premiums of which are paid by the Company.

Pension expense (benefit) for the benefit plans and the ESPP II totaled $4.4 million, $2.4 million and $(0.1) million for the fiscal years ended September 27, 2003, September 28, 2002 and September 29, 2001, respectively.

The components of net periodic costs for the benefit plans and ESPP II consist of the following:

(dollars in thousands)

	Benefit Plans

	September 27, 2003	September 28, 2002	September 29, 2001

Service cost	$2,782	$2,352	$2,143
Interest cost	5,229	4,756	4,656
Expected return on plan assets	(4,597)	(5,878)	(7,072)
Amortization of prior service cost	—	(81)	(34)
Recognized actuarial loss (gain)	—	156	(885)
Amortization of transition asset	—	—	(199)

Net periodic cost (benefit)	$3,414	$1,305	$(1,391)

(dollars in thousands)

	ESPP II

	September 27, 2003	September 28, 2002	September 29, 2001

Service cost	$383	$345	$529
Interest cost	568	511	479
Amortization of prior service cost	—	242	206
Recognized actuarial loss	—	—	36

Net periodic cost	$951	$1,098	$1,250

Unified Western Grocers, Inc. and Subsidiaries

Notes to Consolidated Financial Statements—(Continued)

The following table sets forth the change in benefit obligation for the benefit plans and ESPP II:

(dollars in thousands)

	Benefit Plans		ESPP II

	September 27, 2003	September 28, 2002	September 27, 2003	September 28, 2002

Benefit obligation at beginning of year	$75,794	$62,543	$7,821	$6,573
Service cost	2,782	2,352	383	345
Interest cost	5,229	4,756	568	511
Plan amendments	—	—	1,959	—
Actuarial loss	4,543	7,958	1,739	956
Benefits paid	(1,566)	(1,815)	(627)	(564)

Benefit obligation at end of year	$86,782	$75,794	$11,843	$7,821

The following table sets forth the change in plan assets for the benefit plans and ESPP II:

(dollars in thousands)

	Benefit Plans		ESPP II

	September 27, 2003	September 28, 2002	September 27, 2003	September 28, 2002

Fair value of plan assets at beginning of year	$52,178	$66,323	$—	$—
Actual return on plan assets	6,332	(12,330)	—	—
Employer contribution	—	—	627	564
Benefits paid	(1,566)	(1,815)	(627)	(564)

Fair value of plan assets at end of year	$56,944	$52,178	$—	$—

The accrued pension and other benefit costs recognized in the accompanying consolidated balance sheets are computed as follows:

(dollars in thousands)

	Benefit Plans		ESPP II

	September 27, 2003	September 28, 2002	September 27, 2003	September 28, 2002

Funded status at June 28, 2003 and September 28, 2002, respectively (under-funded)	$(29,838)	$(23,616)	$(11,843)	$(7,821)
Unrecognized actuarial loss	2,808	—	1,739	—
Unrecognized prior service cost	—	—	1,959	—
Fourth quarter employer contribution	1,272	—	—	—

Net amount recognized	$(25,758)	$(23,616)	$(8,145)	$(7,821)

The Company accounts for its benefit plans and ESPP II in accordance with SFAS No. 87, which requires the Company to make actuarial assumptions that are used to calculate the carrying value of the related assets and liabilities and the amount of expenses to be recorded in the Company’s consolidated financial statements. In fiscal 2002, the combination of declining interest rates and lower investment returns caused the fair value of the benefit plan assets to fall below the accumulated benefit obligation (“ABO”) amount as of June 29, 2002, the plan’s measurement date, as determined by third party actuaries. Accordingly, the Company recorded an additional pension liability of approximately $6.1 million, net of taxes, and charged accumulated other comprehensive earnings (loss) in the fourth quarter of fiscal 2002. The charge to accumulated other comprehensive earnings (loss) for the additional pension liability, as well as other charges to this account, were subsequently eliminated in the quasi-reorganization (see Note 3) at September 28, 2002.

Unified Western Grocers, Inc. and Subsidiaries

Notes to Consolidated Financial Statements—(Continued)

In connection with the quasi-reorganization, the Company was required to remeasure and record the Company’s pension obligations at fair value as of September 28, 2002, the effective date of the quasi-reorganization. The remeasurement increased the Company’s benefit plan and ESPP II obligations by $19.7 million and $3.7 million to $23.6 million and $7.8 million, respectively. As part of the remeasurement, the Company recorded previously unrecognized actuarial losses and prior service costs. In fiscal 2003, there was no additional pension liability to be recorded for the benefit plans, and hence no charge to accumulated other comprehensive earnings (loss), since the accrued expense of $25.8 million exceeds the ABO.

In fiscal 2003, as a result of declining interest rates and the related effect on discount rates and the addition of new participants into the ESPP II plan, the Company recorded an additional liability of $2.6 million, representing the excess of the unfunded ABO over previously accrued pension costs. A corresponding intangible asset of $1.9 million is recorded as an offset to this additional liability. Since the asset recognized may not exceed the amount of unrecognized prior service cost, the balance, net of tax benefits, of $0.4 million is reported as a charge to accumulated other comprehensive earnings (loss).

The assumptions used in computing the preceding information as of June 28, 2003, September 28, 2002 and June 29, 2001 were as follows:

Benefit Plan	2003	2002	2001

Discount rate for benefit obligation	6.00%	6.75%	7.50%
Discount rate for net periodic benefit cost	6.75%	7.50%	7.75%
Expected return on plan assets	8.50%	9.00%	9.00%
Rate of compensation increase	3.75%	4.50%	5.50%

ESPP II	2003	2002	2001

Discount rate for benefit obligation	6.00%	6.75%	7.50%
Discount rate for net periodic benefit cost	6.75%	7.50%	7.75%
Expected return on plan assets	N/A	N/A	N/A
Rate of compensation increase	3.75%	4.50%	4.00%

The Company also made contributions of $12.4 million, $12.5 million and $11.1 million for the fiscal years ended September 27, 2003, September 28, 2002 and September 29, 2001, respectively, to collectively bargained, multi-employer defined benefit pension plans in accordance with the provisions of negotiated labor contracts. Information from the plans’ administrators is not available to permit the Company to determine its proportionate share of termination liability, if any.

The Company has a Sheltered Savings Plan (“SSP”), which is a defined contribution plan, adopted pursuant to Section 401(k) of the Internal Revenue Code for substantially all of its California nonunion employees. The Company matches each dollar deferred up to 4% of compensation and, at its discretion, matches 40% of amounts deferred between 4% and 8%. At the end of each plan year, the Company also contributes an amount equal to 2% of the compensation of those participants employed at that date. Participants are immediately 100% vested in the Company’s contribution.

The Company previously had a Special 401(k) Savings Plan, which is a defined contribution plan, adopted pursuant to Section 401(k) of the Internal Revenue Code for substantially all of its Oregon nonunion employees. Pursuant to the plan, the Company matched 35% of each dollar deferred up to 6% of compensation. Participants became vested in the Company match at the rate of 20% after 2 years of service, 40% after 3 years of service, 60% after 4 years of service, 80% after 5 years of service, and 100% after 6 years of service. As of January 1, 2002, all Company employees were moved into the existing SSP plan for California employees. Oregon nonunion employees became 100% vested in their plan balances from the Special 401(k) Savings Plan and began to receive Company matching contributions as outlined in the existing SSP document.

The Company contributed approximately $3.3 million, $2.8 million and $2.4 million related to its 401(k) savings plans in the fiscal years ended September 27, 2003, September 28, 2002 and September 29, 2001, respectively.

Unified Western Grocers, Inc. and Subsidiaries

Notes to Consolidated Financial Statements—(Continued)

The Company has a Bargained Employees Savings Plan, which is a defined contribution plan, adopted pursuant to Section 401(k) of the Internal Revenue Code for substantially all of its Oregon union employees. The Company does not match any employee deferrals into the plan, and therefore, there is no related vesting schedule. No expense was incurred in the periods presented.

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

The components of net periodic benefit cost consist of the following:

(dollars in thousands)

	September 27, 2003	September 28, 2002	September 29, 2001

Service cost	$1,214	$1,197	$1,391
Interest cost	2,829	2,799	3,690
Amortization of transition obligation	—	977	1,093
Recognized actuarial (gain)/loss	—	(655)	89
Amortization of prior service benefit	—	(47)	—

Net periodic benefit cost	$4,043	$4,271	$6,263

The change in the benefit obligations consists of the following:

(dollars in thousands)

	September 27, 2003	September 28, 2002

Benefit obligation at beginning of year	$42,100	$39,553
Service cost	1,214	1,197
Interest cost	2,829	2,799
Actuarial loss	8,757	373
Benefits paid	(2,208)	(1,822)

Benefit obligation at end of year	$52,692	$42,100

The change in the plan assets during the year is:

(dollars in thousands)

	September 27, 2003	September 28, 2002

Fair value of plan assets at beginning of year	$—	$—
Employer contribution	2,208	1,822
Benefits paid	(2,208)	(1,822)

Fair value of plan assets at end of year	$—	$—

Unified Western Grocers, Inc. and Subsidiaries

Notes to Consolidated Financial Statements—(Continued)

The funded status of the plans is:

(dollars in thousands)

	September 27, 2003	September 28, 2002

Funded status at June 28, 2003 and September 28, 2002 (under-funded)	$(52,692)	$(42,100)
Unrecognized actuarial loss	8,757	—

Net amount recognized	$(43,935)	$(42,100)

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

The assumptions as of June 28, 2003, September 28, 2002 and June 29, 2001 are:

	Benefit Plan

	2003	2002	2001

Discount rate for benefit obligation	6.00%	6.75%	7.50%
Discount rate for net periodic benefit cost	6.75%	7.50%	7.75%
Rate of compensation increase	3.75%	4.50%	5.50%

For measurement purposes, a 10.0% annual rate of increase in the per capita cost of covered health care benefits was assumed for fiscal 2004; the rate was assumed to decrease by 1.0% annually until reaching 5.0% in fiscal 2009 and remain at that level thereafter. The health care cost trend rate assumption has a significant effect on the amounts reported. To illustrate, increasing the assumed health care cost trend rates by 1.0% in each year would increase the accumulated postretirement benefit obligation as of September 27, 2003 by $4.8 million and the aggregate benefit cost for the year then ended by $0.3 million. A decrease of 1.0% would decrease the accumulated postretirement benefit obligation as of September 27, 2003 by $4.2 million and the aggregate benefit cost for the year then ended by $0.3 million.

The Company’s union employees participate in a multi-employer plan that provides health care benefits for retired union employees. Amounts contributed to the multi-employer plan for these union employees totaled $2.8 million in fiscal 2003, $2.5 million in fiscal 2002 and $1.5 million in fiscal 2001.

15.    Contingencies

During fiscal 2002, the Company became involved in litigation in the state of Hawaii stemming from the Company’s 1996 sale of a subsidiary to a private investor, events subsequent to the sale, and the subsequent bankruptcy and liquidation of such business. In re: Hawaiian Grocery Stores, Ltd; and Mark J.C. Yee vs. Unified Western Grocers, Inc., Certified Grocers of California, Ltd., and Grocers Specialty Company, and KPMG, was filed December 14, 2001. In this case, the Trustee for the bankruptcy estate, who is the plaintiff in the matter, has asserted preference claims against Certified Grocers of California, Ltd. (“Certified”), the predecessor name of Unified, based on alleged insider relationship, fraudulent transfer claims against Certified and Grocers Specialty Company, fraud claims against Certified, Grocers Specialty Company and other unnamed parties, and contract and tort claims against KPMG. In its prayer for relief, the plaintiff seeks judgment against the defendants for $13.5 million, plus interest, punitive damages of $10.0 million and other unspecified damages. In September 2003, the court dismissed the fraudulent transfer and fraud claims against Certified and Grocers Specialty Company. The Trustee also filed a complaint in the Hawaii Circuit Court, First Circuit, entitled Mark J.C. Yee, Trustee for the Bankruptcy Estate of Hawaiian Grocery Stores, Ltd., vs. Unified Western Grocers, Inc., Certified Grocers of California, Ltd., Grocers Specialty Company, RHL, Inc., Alfred A. Plamann, Charles Pilliter, Daniel T. Bane, Robert M. Ling, David A. Woodward, Richard H. Loeffler, Fletcher Robbe, Goodsill Anderson Quinn and Stifel, and Does 1-10 on May 17, 2002.

Unified Western Grocers, Inc. and Subsidiaries

Notes to Consolidated Financial Statements—(Continued)

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

The Company is a party to various litigation, claims and disputes, some of which, including the HGS litigation, are for substantial amounts, arising in the ordinary course of business. While the ultimate effect of such actions cannot be predicted with certainty, the Company believes the outcome of these matters will not result in a material adverse effect on its financial condition or results of operations.

16.    Segment Information

Unified is a grocery wholesaler serving supermarket operators in California, Oregon, Washington, Idaho, Nevada, Arizona, Hawaii, Colorado, Utah and various foreign countries in the South Pacific and elsewhere. Unified sells a wide variety of products to its customers, including dry grocery, frozen food, deli, meat, dairy, egg, produce, bakery, gourmet, specialty foods and general merchandise products. Unified also provides support services to its patrons, including member financing and insurance. Specific products and services available to patrons vary depending on their location.

Based on the information monitored by the Company’s chief operating decision-makers to manage the business, the Company has identified one reportable segment:

•	Wholesale distribution includes the results of operations from the sale of food and general merchandise products to independent and chain supermarket operators, both members and non-members.

The “all other” category includes the aggregation of finance, insurance and other services provided to a common customer base, none of which individually meets the quantitative thresholds of a reportable segment.

Unified Western Grocers, Inc. and Subsidiaries

Notes to Consolidated Financial Statements—(Continued)

The Company had a reportable retail segment through the third quarter of fiscal 2002. The Company’s Board approved a plan to exit its retail operations on September 25, 2002 and accordingly, this segment is shown as discontinued operations (See Note 2). As a result, the segment data included below has been restated to exclude amounts related to the retail segment. Information about the Company’s operations by operating segment is as follows:

(dollars in thousands)

	September 27, 2003	September 28, 2002	September 29, 2001

Net sales
Wholesale distribution	$2,805,970	$2,822,107	$2,806,540
All other	45,321	44,726	47,714
Intersegment elimination	(32,239)	(74,051)	(84,051)

Total net sales	$2,819,052	$2,792,782	$2,770,203

Operating income
Wholesale distribution	$42,135	$41,770	$39,540
All other	3,705	2,257	864

Total operating income	$45,840	$44,027	$40,404

Interest expense	(20,591)	(23,157)	(27,005)
Patronage dividends	(16,612)	(16,713)	(14,934)
Income taxes (benefit)	3,358	2,172	(272)

Earnings (loss) from continuing operations before cumulative effect of a change in accounting principle	5,279	1,985	(1,263)
Loss from discontinued operations, net of income tax benefits	—	(40,590)	(11,904)
Cumulative effect of a change in accounting principle	—	—	31

Net earnings (loss)	$5,279	$(38,605)	$(13,136)

Depreciation and amortization
Wholesale distribution	$25,852	$24,083	$22,382
Discontinued operations	—	1,996	1,890
All other	498	504	463

Total depreciation and amortization	$26,350	$26,583	$24,735

Capital expenditures
Wholesale distribution	$10,074	$6,488	$17,985
Discontinued operations	—	3,508	4,858
All other	127	571	512

Total capital expenditures	$10,201	$10,567	$23,355

Identifiable assets
Wholesale distribution	$619,121	$651,328	$618,012
Discontinued operations	—	—	39,318
All other	100,878	110,059	112,404

Total identifiable assets	$719,999	$761,387	$769,734

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

Unified Western Grocers, Inc. and Subsidiaries

Notes to Consolidated Financial Statements—(Continued)

by the Company’s right of offset, upon default, against the member-patrons’ cash deposits, shareholdings and Patronage Certificates, as well as personal guarantees and reimbursement and indemnification agreements.

The Company’s largest customer, a non-member, and ten largest member and non-member customers accounted for approximately 9% and 34%, 7% and 30% and 7% and 30% of net sales from continuing operations for the fiscal years ended September 27, 2003, September 28, 2002 and September 29, 2001, respectively. In addition, Unified’s ten largest member and non-member credit customers accounted for approximately 35% and 22% of total accounts receivable at September 27, 2003 and September 28, 2002, respectively.

18.    Fair Value of Financial Instruments

The following methods and assumptions were used to estimate the fair value of each class of financial instruments for which it is practicable to estimate that value:

Cash and cash equivalents.    The carrying amount approximates fair value due to the short maturity of these instruments.

Accounts receivable.    Accounts receivable for the year ended September 27, 2003 represents the fair value of net accounts receivable. The fair value represents gross receivables of $153.8 million reduced to fair value by an allowance for uncollectible amounts of $1.5 million.

Investments and notes receivable.    The fair values for investments and notes receivable are based primarily on their quoted market prices for investments or those of similar instruments for notes receivable. Equity securities which do not have readily determinable fair values are accounted for using the cost method of accounting. The Company regularly evaluates securities carried at cost to determine whether there has been any diminution in value that is deemed to be other than temporary and adjusts the value accordingly.

Notes payable, subordinated patronage dividend certificates and interest rate collar agreement.    The fair values for notes payable, subordinated patronage dividend certificates, and the interest rate collar agreement are based primarily on rates currently available to the Company for debt and collar agreements with similar terms and remaining maturities.

The fair value of variable interest rate notes payable approximates their carrying value at September 27, 2003 and September 28, 2002. The fair value of fixed rate notes payable was $122.4 million compared to their carrying value of $122.0 million at September 27, 2003. Pursuant to quasi-reorganization accounting rules the Company adjusted its fixed interest notes payable to fair value as of the quasi-reorganization date of September 28, 2002 (See Note 3). Accordingly, the fair and adjusted carrying value of fixed rate notes payable was $133.0 million at September 28, 2002.

The fair value of patronage dividend certificates approximated their carrying value at September 27, 2003 and September 28, 2002.

The adoption of the quasi-reorganization resulted in the elimination of other comprehensive earnings (loss) as part of the fair value adjustment process resulting in the realization of the previously unrealized loss of $2.4 million thereby becoming the new cost basis of the collar agreement. The fair value of the interest rate collar approximated the carrying value at September 27, 2003.

The methods and assumptions used to estimate the fair values of the Company’s financial instruments at September 27, 2003 and September 28, 2002 were based on estimates of market conditions, estimates using present value and risks existing at that time. These values represent an approximation of possible value and may never actually be realized.

Unified Western Grocers, Inc. and Subsidiaries

Notes to Consolidated Financial Statements—(Continued)

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

A brief description of related party transactions with members affiliated with directors of the Company follows:

Loans and Loan Guarantees

Unified provides loan financing and loan guarantees to its member-patrons. The Company had the following loans outstanding at September 27, 2003 to members affiliated with directors of the Company:

(dollars in thousands)

Director	Aggregate Loan Balance at September 27, 2003	Maturity Date

Darioush Khaledi	$6,541	2004-2005
Michael A. Provenzano, Jr.	1,708	2008
Jay McCormack	297	2006-2007

On May 12, 2000, the Company loaned $7.0 million to K.V. Mart Co. (“KV”) which is payable over a period of five years. The loan is secured by leasehold deeds of trust on several parcels currently leased by KV from an affiliated entity, as well as a subordinate lien on substantially all the assets of KV. Additionally, shareholders Darioush Khaledi and Parviz Vazin and two affiliated entities have guaranteed the obligations of KV under the loan. Coincident with the transaction, KV and the Company extended the term of their existing supply agreement until May 12, 2005. In December 2002, KV and the Company agreed to modifications to the above, including amending the loan to require payment of interest only for the remaining term of the note with the principal due at maturity.

On July 5, 2000, the Company loaned $3 million to Lawndale Associates LLC, of which director Darioush Khaledi is an affiliate. This loan was repaid in full in August 2002.

In December 2002, GCC loaned approximately $2.0 million to an entity affiliated with director Michael A. Provenzano, Jr. to finance equipment and leasehold improvements for store expansion purposes. The note is due in December 2007. Interest payments are required monthly and the principal is due at maturity.

The Company has guaranteed 22% of the principal amount of a third party loan to C&K Market, Inc. (“C&K”), of which director Douglas A. Nidiffer is a shareholder, director and officer. At September 27, 2003, the principal amount of this guarantee was $0.3 million.

The Company provides loan guarantees to its members. GCC has guaranteed 10% of the principal amount of certain third-party loans to KV and KV Property Company of which director Darioush Khaledi is an affiliate. The maximum amount of this guarantee is $0.7 million. At September 27, 2003, the principal amount of this guarantee was $0.2 million.

Unified Western Grocers, Inc. and Subsidiaries

Notes to Consolidated Financial Statements—(Continued)

Lease Guarantees and Subleases

The Company provides lease guarantees and subleases to its member-patrons. The Company has executed lease guarantees or subleases to members affiliated with directors of the Company at September 27, 2003 as follows:

(dollars in thousands)

Director	No. of Stores	Total Current Annual Rent	Total Guaranteed Rent	Expiration Date(s)

Darioush Khaledi	4	$1,306	$4,561	2004-2011
Douglas A. Nidiffer	3	446	1,984	2006-2010
Mimi R. Song	2	630	11,558	2020-2023
Michael A. Provenzano	2	351	4,664	2016-2017
John Berberian	2	310	1,172	2006-2007
Richard L. Wright	1	264	1,012	2007
David Bennett	1	193	177	2004

Sale and Purchase of Assets

On November 1, 2001, the Company signed an agreement with Super Center Concepts, Inc. (“Super Center”), of which director Mimi R. Song is affiliated. Under the agreement, the Company leased real property to a limited liability company affiliated with principals of Super Center, which in turn subleases the property to Super Center. Super Center has guaranteed all obligations of the limited liability company under the lease. In consideration for the right to sublease the real property, the limited liability company paid $0.7 million to the Company. The lease expires in March 2023, subject to an option to extend the lease. Annual rent during the term is $0.4 million and commenced in June 2002. In addition, the Company and Super Center entered into a seven-year supply agreement and a right of first refusal agreement with respect to certain of Super Center’s operating assets and stock. The Company paid Super Center a total of $2.0 million as consideration for entering into the supply and right of first refusal agreements.

Supply Agreements

During the course of its business, the Company enters into individually negotiated supply agreements with members of the Company. These agreements require the member to purchase certain agreed amounts of its merchandise requirements from the Company and obligate the Company to supply such merchandise under agreed terms and conditions relating to such matters as pricing and delivery. The Company has executed supply agreements with members affiliated with directors of the Company at September 27, 2003 as follows:

Director	Expiration Date

Douglas A. Nidiffer	12/19/2010
Mimi R. Song	12/20/2008
Michael A. Provenzano, Jr.	10/03/2009
Jay McCormack	12/31/2006
Darioush Khaledi	3/26/2004

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

On December 19, 2000, the Company purchased 80,000 shares of preferred stock of C&K Market, Inc. (“C&K”) for $8.0 million. Douglas H. Nidiffer, a director of the Company, is a shareholder, director and officer of C&K. In connection with the stock purchase transaction, C&K executed a ten-year supply agreement and the shareholders of C&K granted to the Company a put with respect to the preferred stock, exercisable upon occurrence of designated events including the nonpayment of permitted dividends or permitted mandatory redemption payments. The preferred stock bears a 9.5% cumulative dividend rate, with cash dividend payments deferred until after November 15, 2002, and then payable quarterly only if permitted by applicable loan agreements. The preferred stock is convertible into 15% of the common stock of C&K under certain circumstances. Unified collected cash dividends of $0.7 million during fiscal 2003. At September 27, 2003, C&K was in technical default of and obtained waivers for certain of its financial covenants with respect to its loan agreements and its agreement with Unified, including its fixed charge coverage ratio, permitted indebtedness and limitations on capital expenditures. The default did not result in an impairment of Unified’s investment in C&K at September 27, 2003 (see Note 5).

The Company was a member of RAF Limited Liability Company (“RAF”). The only other member was Wright’s Foodliner, Inc., an entity controlled by director Richard L. Wright. Wright’s Foodliner, Inc. was the managing member of RAF. In October 1999, the store was closed and the parties began the process of liquidating RAF in accordance with the terms of the limited liability company operating agreement. Pursuant to that agreement, the Company was obligated to fund a payment to Wright’s Foodliner, Inc. of approximately $0.4 million. The Company and Wright resolved issues relating to the liquidation, with Unified crediting Wright’s RAF capital account for $0.1 million in fiscal 2000 and Wright’s Foodliner, Inc. providing Unified with releases. In fiscal 2002, the liquidation process was finalized with Unified receiving $0.2 million in liquidation value.

Transactions with Executive Officers

On October 1, 1999, to facilitate Executive Vice President Charles J. Pilliter’s relocation to Southern California, the Company loaned to Mr. Pilliter $0.1 million pursuant to a four year Note Secured by a Deed of Trust, with interest at 7% per annum, interest only payable in arrears on January 15, 2000, January 15, 2001, January 15, 2002, January 1, 2003, and on maturity. Mr. Pilliter resigned from the Company effective August 30, 2002 and the note was repaid during fiscal 2003.

In December 2000, to facilitate Senior Vice President Daniel J. Murphy’s relocation to Southern California, the Company loaned to Mr. Murphy, pursuant to a note, $0.1 million with interest of 7.0% per annum payable quarterly and principal due at the option of the holder.

Item 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

Item 9a.    CONTROLS AND PROCEDURES

The Company’s Chief Executive Officer, Alfred A. Plamann, and the Chief Financial Officer, Richard J. Martin, with the participation of the Company’s management, carried out an evaluation of the effectiveness of the Company’s disclosure controls and procedures pursuant to Exchange Act Rules 13a-15(e) and 15d-15(e). Based upon that evaluation, the Chief Executive Officer and the Chief Financial Officer believe that, as of the end of the period covered by this report, the Company’s disclosure controls and procedures are effective in making known to them material information relating to the Company (including its consolidated subsidiaries) required to be included in this report.

Disclosure controls and procedures, no matter how well designed and implemented, can provide only reasonable assurance of achieving an entity’s disclosure objectives. The likelihood of achieving such objectives is affected by limitations inherent in disclosure controls and procedures. These include the fact that human judgment in decision-making can be faulty and that breakdowns in internal control can occur because of human failures such as simple errors, mistakes or intentional circumvention of the established processes.

There was no change in the Company’s internal control over financial reporting, known to the Chief Executive Officer or the Chief Financial Officer, that occurred during the quarter ended September 27, 2003 that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

Officer’s Name	Age	Business Experience During Last Five Years

Alfred A. Plamann	61	President and Chief Executive Officer since February 1994.

Robert M. Ling, Jr.	46	Executive Vice President, General Counsel and Secretary since November 1999; Senior Vice President, General Counsel and Secretary, August 1996 to November 1999; Vice President and General Counsel, April 1996 to August 1996.

Richard J. Martin	58	Executive Vice President, Finance & Administration and Chief Financial Officer since November 1999; Senior Vice President and Chief Financial Officer, May 1998 to November 1999; Executive Vice President and Chief Financial Officer, Rykoff-Sexton, Inc. through December 1997 when it merged with J.P. Foodservice to form US Foodservice and Executive Vice President Finance and Administration of US Foodservice through January 1998.

Philip S. Smith	53	Executive Vice President, Chief Marketing / Procurement Officer since October 2003; Senior Vice President, Procurement, November 1999 to October 2003; Vice President, Procurement, October 1997 to November 1999; Executive Director, Purchasing, July 1997 to October 1997; General Manager, Northern California, June 1996 to July 1997.

Daniel J. Murphy	57	Senior Vice President, Retail Support Services and President, SavMax Foods, Inc., since July 2001; Senior Vice President, Retail Support Services, October 2000 to June 2001; Vice President of Merchandising, HomeGrocer.com, May 1999 to September 2000; Vice President of Retail Client Services, Interact Electronic Marketing, Inc., October 1998 to May 1999; Vice President, Super Fresh Food Markets, October 1997 to October 1998; Vice President, Sales and Merchandising, Wakefern Food Corp., July 1989 to October 1997.

Rodney L. VanBebber	48	Senior Vice President, Distribution since January 2000; Group Vice President, Distribution, Ralphs Grocery Company, 1996 to January 2000.

William O. Coté	46	Vice President, Controller since November 1999; Director of Accounting prior to November 1999.

Christine Neal	50	Vice President and Treasurer since March 2003; Financial consultant to Unified, April 1999 to February 2003; Chief Financial Officer, California Restaurant Association, 1997 to 1999; Controller, Gelson’s Markets, 1991 to 1997.

Joseph A. Ney	55	Vice President, Insurance since November 1998; President, Grocers and Merchants Insurance Services, Inc., Springfield Insurance Company, and Springfield Insurance Company, Ltd. prior to November 1998.

Code of Ethics

The Company has adopted a code of ethics for its principal executive officer and senior financial officers. Copies of the code of ethics are available free of charge by writing to Unified Western Grocers, Inc. attention Corporate Secretary, 5200 Sheila Street, Commerce, CA 90040.

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

Item 13.    CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

Establishments with which directors are affiliated, as members of Unified, purchase groceries and related products and services from Unified in the ordinary course of business pursuant to published terms or according to the provisions of individually negotiated supply agreements. As members, firms with which directors are affiliated may receive various benefits including patronage dividends, allowances and retail support services. Unified makes a variety of benefits available to members on a negotiated basis. Unified has provided to its member-patrons loan financing in the form of direct loans and loan guarantees; provided lease guarantees and subleases; as well as invested directly in member-patrons who are sometimes affiliated with directors of the Company. In addition, Unified may also enter into other agreements with member-patrons which are affiliated with directors of the Company, as well as agreements with its executive officers. See Footnote 19 to Notes to Consolidated Financial Statements, which is incorporated herein by this reference, for a description of related party transactions. Additional information is incorporated herein by reference to Unified’s proxy statement in connection with its next annual meeting of shareholders to be filed within 120 days after the end of the most recent fiscal year.

Item 14.    PRINCIPAL ACCOUNTING FEES AND SERVICES

Incorporated herein by reference to Unified’s proxy statement in connection with its next annual meeting of shareholders to be filed within 120 days after the end of the most recent fiscal year.

Part IV

Item 15.    EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K

(a) Financial Statements

•	Independent Auditors’ Report.

•	Consolidated Balance Sheets as of September 27, 2003 and September 28, 2002.

•	Consolidated Statements of Earnings (Loss) and Comprehensive Earnings (Loss) for the fiscal years ended September 27, 2003, September 28, 2002 and September 29, 2001.

•	Consolidated Statements of Shareholders’ Equity for the fiscal years ended September 27, 2003, September 28, 2002 and September 29, 2001.

•	Consolidated Statements of Cash Flows for the fiscal years ended September 27, 2003, September 28, 2002 and September 29, 2001.

(b) Reports on Form 8-K

None.

(c) Exhibits

3.1	Amended and Restated Articles of Incorporation of the Registrant, as amended (incorporated by reference to Exhibit 3.1 to the Registrant’s Quarterly Report on Form 10-Q for the fiscal quarter ended March 29, 2003, File No. 000-10815).

3.2	Bylaws of the Registrant, as amended.

4.1	Retail Grocer Application and Agreement for Continuing Service Affiliation with Unified Western Grocers, Inc. and Pledge Agreement (incorporated by reference to Exhibit 4.7 to Amendment No. 2 to Form S-1 Registration Statement of the Registrant filed on December 31, 1981, File No. 2-70069).

4.2	Retail Grocer Application and Agreement for Service Affiliation with and the Purchase of Shares of Unified Western Grocers, Inc. and Pledge Agreement (incorporated by reference to Exhibit 4.2 to Post Effective Amendment No. 7 to Form S-2 Registration Statement of the Registrant filed on December 13, 1989, File No. 33-19284).

4.3	Copy of Application and Agreement for Service Affiliation as a Member-Patron/Affiliate with Unified Western Grocers, Inc. and Pledge and Security Agreement (incorporated by reference to Exhibit 4.1 to the Registrant’s Quarterly Report on Form 10-Q for the fiscal quarter ended April 1, 2000, File No. 000-10815).

4.4	Copy of Application and Agreement for Service Affiliation as an Associate Patron with Unified Western Grocers, Inc. and Pledge and Security Agreement (incorporated by reference to Exhibit 4.2 to the Registrant’s Quarterly Report on Form 10-Q for the fiscal quarter ended April 1, 2000, File No. 000-10815).

4.5	Agreement respecting directors’ shares (incorporated by reference to Exhibit 4.9 to Amendment No. 2 to Form S-1 Registration Statement of the Registrant filed on December 31, 1981, File No. 2-70069).

4.6	Subordination Agreement (Member-Patron-1988) (incorporated by reference to Exhibit 4.4 to Post-Effective Amendment No. 4 to Form S-2 Registration Statement of the Registrant filed on July 15, 1988, File No. 33-19284).

4.7	Subordination Agreement (Associate Patron-1988) (incorporated by reference to Exhibit 4.5 to Post-Effective Amendment No. 4 to Form S-2 Registration Statement of the Registrant filed on July 15, 1988, File No. 33-19284).

4.8	Subordination Agreement (New Member-Patron-1988) (incorporated by reference to Exhibit 4.6 to Post-Effective Amendment No. 4 to Form S-2 Registration Statement of the Registrant filed on July 15, 1988, File No. 33-19284).

4.9	Subordination Agreement (New Associate Patron-1988) (incorporated by reference to Exhibit 4.7 to Post-Effective Amendment No. 4 to Form S-2 Registration Statement of the Registrant filed on July 15, 1988, File No. 33-19284).

4.10	Copy of Member Patron/Affiliate Subordination Agreement (Subordination of Required Deposit) (incorporated by reference to Exhibit 4.10 to Registrant’s Form 10-K for the fiscal year ended September 29, 2001 filed on December 27, 2001, File No. 1-10815).

4.11	Copy of Associate-Patron Subordination Agreement (Subordination of Required Deposit Agreement (incorporated by reference to Exhibit 4.11 to Registrant’s Form 10-K for the fiscal year ended September 29, 2001 filed on December 27, 2001, File No. 1-10815).

4.12	Form of Class A Share Certificate (incorporated by reference to Exhibit 4.12 to the Registrant’s Annual Report on Form 10-K for the fiscal year ended September 30, 2000, filed on December 26, 2000, File No. 0-10815).

4.13	Form of Class B Share Certificate (incorporated by reference to Exhibit 4.13 to the Registrant’s Annual Report on Form 10-K for the fiscal year ended September 30, 2000, filed on December 26, 2000, File No. 0-10815).

4.14	Amended and Restated Loan Purchase and Servicing Agreement Dated as of December 7, 2001 between Grocers Capital Company and National Consumer Cooperative Bank (incorporated by reference to Exhibit 10.1 to the Registrant’s Annual Report on Form 10-K for the fiscal year ended September 28, 2002, filed on January 13, 2003, File No. 0-10815).

4.15	Amended and Restated Credit Agreement dated as of December 7, 2001 among Grocers Capital Company, the lenders listed therein and National Cooperative Bank, as agent (incorporated by reference to Exhibit 10.1 to the Registrant’s Annual Report on Form 10-K for the fiscal year ended September 28, 2002, filed on January 13, 2003, File No. 0-10815).

4.16	Amended and Restated Loan Purchase Agreement (Existing Program) dated January 30, 1998 among United Resources, Inc., United Grocers, Inc. (predecessor-in-interest to the Registrant) and National Consumer Cooperative Bank (incorporated by reference to Exhibit 4.D1 to United Grocers, Inc. Annual Report on Form 10-K for the fiscal year ended October 2, 1998 filed on January 30, 1999, File No. 002-60487, as amended).

4.17	Amended and Restated Loan Purchase Agreement (Holdback Program) dated January 30, 1998 among United Resources, Inc., United Grocers, Inc. (predecessor-in-interest to the Registrant) and National Consumer Cooperative Bank (incorporated by reference to Exhibit 4.D2 to United Grocers, Inc. Annual Report on Form 10-K for the fiscal year ended October 2, 1998 filed on January 30, 1999, File No. 002-60487, as amended).

4.18	Guarantee dated September 29, 1999 by the Registrant of debt securities of United Grocers, Inc. (predecessor-in-interest to the Registrant) issued pursuant to that certain Indenture dated as of February 1, 1978, and as subsequently amended and supplemented, by and between United Grocers, Inc., and State Street Bank and Trust Company (incorporated by reference to Exhibit 4.1 to the Registrants Current Report on Form 8-K filed on October 13, 1999, File No. 000-10815).

4.19	Note purchase Agreement dated as of September 29, 1999 by and among Registrant and the persons listed on Schedule I thereto (incorporated by reference to Exhibit 10.1 to the Registrant’s Current report on Form 8-K filed on October 13, 1999, File No. 000-10815).

4.20	Amendment No. 1 and Limited Waiver to Note Purchase Agreement, dated as of September 14, 2000, by and among Registrant and the Noteholders listed on the signature pages thereto (incorporated by reference to Exhibit 4.24 to the Registrant’s Annual Report on Form 10-K for the fiscal year ended September 30, 2000, filed on December 26, 2000, File No. 0-10815).

4.21	Second Amendment to Note Purchase Agreement and Notes dated as of March 27, 2002 by and among the Registrant and the Noteholders on the signature pages thereto (incorporated by reference to Exhibit 4.24.1 to the Registrant’s Quarterly Report on Form 10-Q for the fiscal quarter ended March 30, 2002, filed on May 14, 2002, File No. 0-10815).

4.22	Third Amendment to Note Purchase Agreement and Notes dated as of December 31, 2002 by and among the Registrant and the Noteholders on the signature pages thereto (incorporated by reference to Exhibit 10.1 to the Registrant’s Annual Report on Form 10-K for the fiscal year ended September 28, 2002, filed on January 13, 2003, File No. 0-10815).

4.23	Secured Revolving Credit Agreement dated as of September 29, 1999, by and among Registrant, the Lenders named therein and Rabobank Nederland, New York Branch (incorporated by reference to Exhibit 10.2 to the Registrant’s Current report on Form 8-K filed on October 13, 1999, File No. 000-10815).

4.24	Amendment No. 1 to Secured Revolving Credit Agreement dated as of November 18, 1999 by and among Registrant, the Lenders named therein and Rabobank Nederland, New York Branch (incorporated by reference to Exhibit 4.26 to the Registrant’s Annual Report on Form 10-K for the fiscal year ended September 30, 2000, filed on December 26, 2000, File No. 0-10815).

4.25	Amendment No. 2 and Limited Waiver to Secured Revolving Credit Agreement dated as of July, 2000 by and among Registrant, the Lenders named therein and Rabobank Nederland, New York Branch (incorporated by reference to Exhibit 4.27 to the Registrant’s Annual Report on Form 10-K for the fiscal year ended September 30, 2000, filed on December 26, 2000, File No. 0-10815).

4.26	Amendment No. 3 to Secured Revolving Credit Agreement dated as of December 7, 2001 by and among the Registrant, the Lenders named therein and Rabobank Nederland, New York Branch (incorporated by reference to Exhibit 4.27.1 to the Registrant’s Annual Report on Form 10-K for the fiscal year ended September 29, 2001, filed on December 27, 2001, File No. 0-10815).

4.27	Copy of indenture dated as of February 1, 1978, between Unified Western Grocers, Inc. (as successor to United Grocers, Inc.) and United States National Bank of Oregon, as trustee, relating to Unified Western Grocers, Inc.’s Capital Investment Notes (incorporated by reference to Exhibit 4.1 to United Grocers, Inc.’s registration Statement on Form S-1, No. 2-60488).

4.28	Copy of supplemental indenture dated as of January 27, 1989, between Unified Western Grocers, Inc. (as successor to United Grocers, Inc.) and United States National Bank of Oregon, as trustee, relating to Unified Western Grocers, Inc.’s Series F 5% Subordinated Redeemable Capital Investment Notes (incorporated by reference to Exhibit 4.G to the United Grocers, Inc. Form 10-K for the fiscal year ended September 30, 1989).

4.29	Copy of supplemental indenture dated as of January 22, 1991, between Unified Western Grocers, Inc. (as successor to United Grocers, Inc.) and United States National Bank of Oregon, as trustee, relating to Unified Western Grocers, Inc.’s Series G 5% Subordinated Redeemable Capital Investment Notes (incorporated by reference to Exhibit 4.D to the United Grocers, Inc. Registration Statement on Form S-2, No. 33-38617).

4.30	Copy of supplemental indenture dated as of July 6, 1992, between Unified Western Grocers, Inc. (as successor to United Grocers, Inc.) and United States National Bank of Oregon, as trustee, relating to Unified Western Grocers, Inc.’s Series H 5% Subordinated Redeemable Capital Investment Notes (incorporated by reference to Exhibit 4.C to the United Grocers, Inc. Registration Statement on Form S-2, No. 33-49450).

4.31	Copy of supplemental indenture dated as of January 9, 1995, between Unified Western Grocers, Inc. (as successor to United Grocers, Inc.) and First Bank National Association, as trustee, relating to Unified Western Grocers, Inc.’s Series J 5% Subordinated Redeemable Capital Investment Notes (incorporated by reference to Exhibit 4.C to the United Grocers, Inc. Registration Statement on Form S-2, No. 33-57199).

4.32	Form of Indenture between the Registrant and U.S. Bank, N.A., as Trustee, relating to $4,000,000 Subordinated Patronage Dividend Certificates Due December 15, 2007 (incorporated by reference to Exhibit 4.35 to the Registrant’s Registration Statement on Form S-2, filed on February 28, 2003, File No. 333-103535).

4.33	Form of Subordinated Patronage Dividend Certificate Due December 15, 2007 (included in Exhibit 4.35).

4.34	Secured Revolving Credit Agreement dated as of December 5, 2003, by and among Registrant, the Lenders named therein and Harris Trust and Savings Bank.

4.35	Security Agreement dated as of December 5, 2003, by and among Registrant, the Lenders named therein and Harris Trust and Savings Bank relating to the Secured Revolving Credit Agreement dated as of December 5, 2003, by and among Registrant, the Lenders named therein and Harris Trust and Savings Bank.

10.1	Amended and Restated Unified Western Grocers, Inc. Cash Balance Plan effective January 1, 2002, as amended (incorporated by reference to Exhibit 10.1 to the Registrant’s Annual Report on Form 10-K for the fiscal year ended September 28, 2002, filed on January 13, 2003, File No. 0-10815).

10.2	Amended and Restated Deferred Compensation Plan dated as of May 1, 1999 (incorporated by reference to Exhibit 10.2 to the Registrant’s Annual Report on Form 10-K for the fiscal year ended August 28, 1999 filed on November 14, 1999, File No. 0-10815).

10.3	Amended and Restated Unified Western Grocers, Inc. Employees’ Sheltered Savings Plan (incorporated by reference to Exhibit 10.1 to the Registrant’s Quarterly Report on Form 10-Q for the fiscal quarter ended December 29, 2001 filed on February 19, 2002, File No. 0-10815).

10.4.1	Unified Western Grocers, Inc., Executive Salary Protection Plan II (“ESPP II”), Master Plan Document, effective January 4, 1995 (incorporated by reference to Exhibit 10.4 to the Registrant’s Annual Report on Form 10-K for the fiscal year ended September 2, 1995 filed on December 1, 1995, File No. 0-10815).

10.4.2	Amendment No. 1999-I to Unified Western Grocers, Inc. Executive Salary Protection Plan II, effective as of January 1, 1999 (incorporated by reference to Exhibit 10.5 to the Registrant’s Form 10-Q for the quarterly period ended December 31, 2000, filed on February 13, 2001, File No. 0-10815).

10.4.3	Amendment No. 2000-I to Unified Western Grocers, Inc. Executive Salary Protection Plan II, effective as of January 1, 2000 (incorporated by reference to Exhibit 10.6 to the Registrant’s Form 10-Q for the quarterly period ended December 31, 2000, filed on February 13, 2001, File No. 0-10815).

10.5	Master Trust Agreement For Unified Western Grocers, Inc. Executive Salary Protection Plan II, dated as of April 28, 1995 (incorporated by reference to Exhibit 10.5 to the Registrant’s Annual Report on Form 10-K for the fiscal year ended September 2, 1995 filed on December 1, 1995, File No. 0-10815).

10.6	Unified Western Grocers, Inc. Executive Insurance Plan Split dollar Agreement and Schedule of Executive Officers party thereto (incorporated by reference to Exhibit 10.6 to the Registrant’s Annual Report on Form 10-K for the fiscal year ended September 2, 1995 filed on December 1, 1995, File No. 0-10815).

10.7	Comprehensive Amendment to Unified Western Grocers, Inc. Employees’ Excess Benefit Plan dated as of December 5, 1995 (incorporated by reference to Exhibit 10.7 to the Registrant’s Annual Report on Form 10-K for the fiscal year ended August 30, 1997 filed on November 28, 1997, File No. 0-10815).

10.8	Comprehensive Amendment to Unified Western Grocers, Inc. Employees’ Supplemental Deferred Compensation Plan dated as of December 5, 1995 (incorporated by reference to Exhibit 10.8 to the Registrant’s Annual Report on Form 10-K for the fiscal year ended August 30, 1997 filed on November 28, 1997, File No. 0-10815).

10.9	Amended and Restated Unified Western Grocers, Inc. Employee Savings Plan (incorporated by reference to Exhibit 10.2 to the Registrant’s Quarterly Report on Form 10-Q for the fiscal quarter ended December 29, 2001 filed on February 19, 2002, File No. 0-10815).

10.10	Unified Western Grocers, Inc. Early Retirement Program (incorporated by reference to Exhibit 10.28 to the Form S-4 Registration Statement filed on August 26, 1999, File No. 333-05917).

10.11	Lease, dated as of December 23, 1986, between Cercor Associates and Grocers Specialty Company (incorporated by reference to Exhibit 10.8 to Form S-2 Registration Statement of the Registrant filed on September 2, 1993, File No. 33-68288).

10.12	Expansion Agreement, dated as of May 1, 1991, and Industrial Lease, dated as of May 1, 1991, between Dermody Properties and the Registrant (incorporated by reference to Exhibit 10.9 to Form S-2 Registration Statement of the Registrant filed on September 2, 1993, File No. 33-68288).

10.13	Lease Amendment, dated June 20, 1991, between Dermody Properties and the Registrant (incorporated by reference to Exhibit 10.9.1 to Form S-2 Registration Statement of the Registrant filed on September 2, 1993, File No. 33-68288).

10.14	Lease Amendment, dated October 18, 1991, between Dermody Properties and the Registrant (incorporated by reference to Exhibit 10.9.2 to Form S-2 Registration Statement of the Registrant filed on September 2, 1993, File No. 33-68288).

10.15	Commercial Lease-Net dated December 6, 1994 between TriNet Essential Facilities XII and the Registrant (incorporated by reference to Exhibit 10.17 to the Registrant’s Annual Report on Form 10-K for the fiscal year ended September 2, 1995 filed on December 1, 1995, File No. 0-10815).

10.16	Purchase Agreement dated November 21, 1994 between the Registrant and TriNet Corporate Realty Trust, Inc. (incorporated by reference to Exhibit 10.18 to the Registrant’s Annual Report on Form 10-K for the fiscal year ended September 2, 1995 filed on December 1, 1995, File No. 0-10815).

10.17	Form of Employment Agreement between the Company and Alfred A. Plamann (incorporated by reference to Exhibit 10.19 to Form S-4 Registration Statement of the Registrant filed on August 26, 1999, File No. 333-85917).

10.18	Amendment to Employment Agreement dated as of August 1999, between the Registrant and Alfred A. Plamann (incorporated by reference to Exhibit 10.27 to Form S-4 Registration Statement of the Registrant filed on August 26, 1999, File No. 333-85917).

10.19	Second Amendment to Employment Agreement dated as of April 2001, between registrant and Alfred A. Plamann (incorporated by reference to Exhibit 10.51 to the Registrant’s Form 10-Q for the quarterly period ended June 30, 2001, filed on August 14, 2001, File No. 0-10815).

10.19.1	Third Amendment to Employment Agreement dated as of August 2003, between Registrant and Alfred A. Plamann.

10.20	Form of Indemnification Agreement between the Company and each Director and Officer (incorporated by reference to Exhibit A to the Registrant’s Proxy Statement dated February 24, 1997 filed on February 24, 1997, File No. 0-10815).

10.21	Annual Incentive Plan for Chief Executive Officer (incorporated by reference to Exhibit 10.23 to the Registrant’s Annual Report on Form 10-K for the fiscal year ended August 30, 1997 filed on November 28, 1997, File No. 0-10815).

10.22	Annual Incentive Plan for Senior Management (incorporated by reference to Exhibit 10.24 to the Registrant’s Annual Report on Form 10-K for the fiscal year ended August 30, 1997 filed on November 28, 1997, File No. 0-10815).

10.23	Sublease Agreement dated October 27, 1991 for the Eugene Store between United Grocers, Inc. (predecessor-in-interest to the Registrant) and a corporation in which Richard L. Wright, a director of the Registrant, has an interest (incorporated by reference to Exhibit 10.H1 of United Grocers, Inc. Annual Report on Form 10-K for the fiscal year ended October 2, 1998 filed on January 20, 1999, File No. 002-60487).

10.24	Sublease Agreement dated October 27, 1991 for the Cottage Grove Store between United Grocers, Inc. (predecessor-in-interest to the Registrant) and a corporation in which Richard L. Wright, a director of the Registrant, has an interest (incorporated by reference to Exhibit 10.H2 of United Grocers, Inc. Annual Report on Form 10-K for the fiscal year ended October 2, 1998 filed on January 20, 1999, File No. 002-60487).

10.25	Sublease Agreement dated February 1, 1994 for the Albany Store between United Grocers, Inc. (predecessor-in-interest to the Registrant) and a corporation in which Richard L. Wright, a director of the Registrant, has an interest (incorporated by reference to Exhibit 10.H3 of United Grocers, Inc. Annual Report on Form 10-K for the fiscal year ended October 2, 1998 filed on January 20, 1999, File No. 002-60487).

10.26	Sublease Agreement dated July 26, 1979 for the Gold Beach Store between United Grocers, Inc. (predecessor-in-interest to the Registrant) and Raymond L. Nidiffer, a holder of more than five percent of the Registrant’s shares (incorporated by reference to Exhibit 10.Q3 of United Grocers’ Registration Statement on Form S-2, File No. 33-26631).

10.27	Assignment of Lease and related documents for Mt. Shasta Store between United Grocers, Inc. (predecessor-in-interest to the Registrant) and C&K Market, Inc., an affiliate of Raymond L. Nidiffer (incorporated by reference to Exhibit 10.Q4 of United Grocers, Inc.’s Registration Statement on Form S-2, File No. 33-26631).

10.28	Loan guaranties dated June 12, 1980 and September 30, 1988, given by United Grocers, Inc. (predecessor-in-interest to the Registrant) for the benefit of C&K Market, Inc., an affiliate of Raymond L. Nidiffer (incorporated by reference to Exhibit 10.I12 to United Grocers’ Form 10-K for the fiscal year ended September 30, 1989).

10.29	Agreement for Purchase and Sale and Escrow Instructions dated September 17, 1997, between United Grocers, Inc. (predecessor-in-interest to the Registrant) and C&K Market, Inc., an affiliate of Raymond L. Nidiffer (incorporated by reference to Exhibit 10.I5 to United Grocers, Inc.’s Form 10-K for the fiscal year ended October 2, 1998 filed on January 20, 1999, File No. 002-60487).

10.30	Stock Purchase Agreement dated November 17, 1997, by and among United Grocers, Inc. (predecessor-in-interest to the Registrant) and C&K Market, an affiliate of Raymond L. Nidiffer (incorporated by reference to Exhibit 10.I6 to Form 10-K of United Grocers, Inc. filed on January 20, 1999, File No. 002-60487).

10.31	Stock Purchase Agreement dated March 26, 1999 by and among Grocers Capital Company, K.V. Mart Co., an affiliate of Darioush Khaledi, Khaledi Family Partnership I, Khaledi Family Trust dated May 17, 1995, and Parviz Vazin and Vida Vazin (incorporated by reference to Exhibit 10.35 to the Registrant’s Annual Report on Form 10-K for the fiscal year ended September 30, 2000, filed on December 26, 2000, File No. 0-10815).

10.32	Pledge Agreement dated March 26, 1999 by Khaledi Family Partnership I, Khaledi Family Trust dated May 17, 1995, and Parviz Vazin and Vida Vazin in favor of Grocers Capital Company (incorporated by reference to Exhibit 10.36 to the Registrant’s Annual Report on Form 10-K for the fiscal year ended September 30, 2000, filed on December 26, 2000, File No. 0-10815).

10.33	Guaranty dated March 26, 1999 by K.V. Mart Co. in favor of Grocers Capital Company (incorporated by reference to Exhibit 10.37 to the Registrant’s Annual Report on Form 10-K for the fiscal year ended September 30, 2000, filed on December 26, 2000, File No. 0-10815).

10.34	Term Loan Agreement dated as of May 12, 2000 between K.V. Mart Co. and Unified Western Grocers, Inc. relating to a $7,000,000 Promissory Note due May 12, 2005 in favor of Unified Western Grocers, Inc. by K.V. Mart Co. (incorporated by reference to Exhibit 10.38 to the Registrant’s Form 10-Q for the quarterly period ended July 1, 2000 filed on August 17, 2000, File No. 0-10815).

10.35	Security Agreement dated as of May 12, 2000 between K.V. Mart Co. and Unified Western Grocers, Inc. relating to the Term Loan Agreement dated as of May 12, 2000 between K.V. Mart Co. and Unified Western Grocers, Inc. (incorporated by reference to Exhibit 10.39 to the Registrant’s Form 10-Q for the quarterly period ended July 1, 2000 filed on August 17, 2000, File No. 0-10815).

10.36	Guaranty dated as of May 12, 2000 by Darioush Khaledi and Shahpar Khaledi, husband and wife, Darioush Khaledi, as Trustee of the Khaledi Family Trust under Declaration of Trust dated May 17, 1995, K.V. Property Company, and Parviz Vazin and Vida Vazin in favor of Unified Western Grocers, Inc. issued pursuant to that certain Term Loan Agreement dated as of May 12, 2000 between K.V. Mart Co. and Unified Western Grocers, Inc. (incorporated by reference to Exhibit 10.40 to the Registrant’s Form 10-Q for the quarterly period ended July 1, 2000 filed on August 17, 2000, File No. 0-10815).

10.37	Stock Collateral Acknowledgement and Consent dated as of May 12, 2000 executed by the shareholders of K.V. Mart Co. (incorporated by reference to Exhibit 10.41 to the Registrant’s Form 10-Q for the quarterly period ended July 1, 2000 filed on August 17, 2000, File No. 0-10815).

10.38	Preferred Stock Purchase Agreement by and between C & K Market, Inc. and Unified Western Grocers, Inc. dated as of December 19, 2000 (incorporated by reference to Exhibit 10.47 to the Registrant’s Form 10-Q for the quarterly period ended December 31, 2000, filed on February 13, 2001, File No. 0-10815).

10.39	Shareholders Agreement by and among Unified Western Grocers, Inc., C & K Market, Inc. and designated shareholders of C & K Market, Inc. dated as of December 19, 2000 (incorporated by reference to Exhibit 10.48 to the Registrant’s Form 10-Q for the quarterly period ended December 31, 2000, filed on February 13, 2001, File No. 0-10815).

10.40	Form of Severance Agreement for Executive Vice Presidents with Three Years or More in an Officer Position executed by Robert M. Ling, Jr., Richard J. Martin and Charles J. Pilliter (incorporated by reference to Exhibit 10.49 to the Registrant’s Form 10-Q for the quarterly period ended December 31, 2000, filed on February 13, 2001, File No. 0-10815).

10.41	Form of Severance Agreement for Vice Presidents, Senior Vice Presidents and Executive Vice Presidents with Less Than Three Years in an Officer Position executed by Philip S. Smith, Rodney L. Van Bebber, Daniel J. Murphy, John C. Bedrosian, William O. Coté, Dirk T. Davis, Luis de la Mata, Stanley G. Eggink, Joseph L. Falvey, Carolyn S. Fox, Don Gilpin, Gary C. Hammett, Gary S. Herman, Joseph A. Ney, David A. Woodward (incorporated by reference to Exhibit 10.50 to the Registrant’s Form 10-Q for the quarterly period ended December 31, 2000, filed on February 13, 2001, File No. 0-10815).

10.42	Form of Subordinated Redemption Note—Excess Class B Shares (incorporated by reference to Exhibit 10.50 to Registrant’s Form 10-K for the fiscal year ended September 29, 2001 filed on December 27, 2001, File No. 1-10815).

10.43	Agreement relating to the Registrant’s five-year interest rate collar (incorporated by reference to Exhibit 10.51 to Amendment No. 2 to Registrant’s Registration Statement on Form S-2 filed on May 1, 2002).

10.44	Smart & Final Supply Agreement Dated May 16, 2003 (incorporated by reference to Exhibit 10.45 to Registrant’s Form 10-Q for the fiscal quarter ended June 28, 2003 filed on August 8, 2003, File No. 1-10815).

10.45	Promissory Note dated June 4, 1996, due on demand in favor of Grocers Capital Company by Robert M. Ling, Jr.

10.46	Promissory Note dated December 6, 2000, due on demand in favor of Grocers Capital Company by Daniel J. Murphy and Debra A. Murphy.

10.47	Purchase and Sale Agreement with Joint Escrow Instructions dated as of June 19, 2003, by and between Registrant and The Alamo Group, Inc.

10.48	Addendum to Purchase and Sale Agreement with Joint Escrow Instructions dated as of June 25, 2003, by and between Registrant and The Alamo Group, Inc. relating to the Purchase and Sale Agreement with Joint Escrow Instructions dated as of June 19, 2003, by and between Registrant and The Alamo Group, Inc.

10.49	First Amendment to Purchase and Sale Agreement with Joint Escrow Instructions dated as of July 31, 2003, by and between Registrant and The Alamo Group, Inc. relating to the Purchase and Sale Agreement with Joint Escrow Instructions dated as of June 19, 2003, by and between Registrant and The Alamo Group, Inc.

10.50	Second Amendment to Purchase and Sale Agreement with Joint Escrow Instructions dated as of August 15, 2003, by and between Registrant and The Alamo Group, Inc. relating to the Purchase and Sale Agreement with Joint Escrow Instructions dated as of June 19, 2003, by and between Registrant and The Alamo Group, Inc.

10.51	Third Amendment to Purchase and Sale Agreement with Joint Escrow Instructions dated as of August 22, 2003, by and between Registrant and The Alamo Group, Inc. relating to the Purchase and Sale Agreement with Joint Escrow Instructions dated as of June 19, 2003, by and between Registrant and The Alamo Group, Inc.

10.52	Fourth Amendment to Purchase and Sale Agreement with Joint Escrow Instructions dated as of August 27, 2003, by and between Registrant and The Alamo Group, Inc. relating to the Purchase and Sale Agreement with Joint Escrow Instructions dated as of June 19, 2003, by and between Registrant and The Alamo Group, Inc.

10.53	Fifth Amendment to Purchase and Sale Agreement with Joint Escrow Instructions dated as of November 18, 2003, by and between Registrant and AH Investors, LLC relating to the Purchase and Sale Agreement with Joint Escrow Instructions dated as of June 19, 2003, by and between Registrant and The Alamo Group, Inc.

21	Subsidiaries of the Registrant.

31.1	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

(d) Financial Statement Schedules

Schedule II. Valuation and Qualifying Accounts

Other schedule information is either not applicable or not material.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

UNIFIED WESTERN GROCERS, INC.

By	/s/ ALFRED A. PLAMANN
Alfred A. Plamann
President and Chief Executive Officer (Principal Executive Officer)

By	/s/ RICHARD J. MARTIN
Richard J. Martin
Executive Vice President, Finance & Administration and Chief Financial Officer (Principal Financial and Accounting Officer)

By	/s/ WILLIAM O. COTÉ
William O. Coté
Vice President, Controller

Dated:    December 9, 2003

Signature	Title	Date

/s/ LOUIS A. AMEN Louis A. Amen	Director	December 9, 2003

/s/ DAVID M. BENNETT David M. Bennett	Director	December 9, 2003

/s/ JOHN BERBERIAN John Berberian	Director	December 9, 2003

/s/ EDMUND K. DAVIS Edmund K. Davis	Director	December 9, 2003

/s/ DIETER HUCKESTEIN Dieter Huckestein	Director	December 9, 2003

/s/ DARIOUSH KHALEDI Darioush Khaledi	Director	December 9, 2003

/s/ JOHN D. LANG John D. Lang	Director	December 9, 2003

/s/ JAY T. MCCORMACK Jay T. McCormack	Director	December 9, 2003

Signature	Title	Date

/s/ DOUGLAS A. NIDIFFER Douglas A. Nidiffer	Director	December 9, 2003

/s/ PETER J. O’NEAL Peter J. O’Neal	Director	December 9, 2003

/s/ MICHAEL A. PROVENZANO, JR. Michael A. Provenzano, Jr.	Director	December 9, 2003

/s/ THOMAS S. SAYLES Thomas S. Sayles	Director	December 9, 2003

/s/ MIMI R. SONG Mimi R. Song	Director	December 9, 2003

/s/ ROBERT E. STILES Robert E. Stiles	Director	December 9, 2003

/s/ KENNETH RAY TUCKER Kenneth Ray Tucker	Director	December 9, 2003

/s/ RICHARD L. WRIGHT Richard L. Wright	Director	December 9, 2003

EXHIBIT 31.1

Chief Executive Officer Certification

I, Alfred A. Plamann, President and Chief Executive Officer of Unified Western Grocers, Inc., certify that:

1.	I have reviewed this Annual Report on Form 10-K of Unified Western Grocers, Inc. (the “Registrant”);

2.	Based on my knowledge, this report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this report;

3.	Based on my knowledge, the financial statements, and other financial information included in this report, fairly present in all material respects the financial condition, results of operations and cash flows of the Registrant as of, and for, the periods presented in this report;

4.	The Registrant’s other certifying officer(s) and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) for the Registrant and have:

a.	Designed such disclosure controls and procedures, or caused such disclosure controls and procedures to be designed under our supervision, to ensure that material information relating to the Registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this report is being prepared;

b.	Evaluated the effectiveness of the Registrant’s disclosure controls and procedures and presented in this report our conclusions about the effectiveness of the disclosure controls and procedures, as of the end of the period covered by this report based on such evaluation; and

c.	Disclosed in this report any change in the Registrant’s internal control over financial reporting that occurred during the Registrant’s most recent fiscal quarter (the Registrant’s fourth fiscal quarter in the case of an annual report) that has materially affected, or is reasonably likely to materially affect, the Registrant’s internal control over financial reporting; and

5.	The Registrant’s other certifying officer(s) and I have disclosed, based on our most recent evaluation of internal control over financial reporting, to the Registrant’s auditors and the audit committee of Registrant’s board of directors (or persons performing the equivalent functions).

a.	All significant deficiencies and material weaknesses in the design or operation of internal control over financial reporting which are reasonably likely to adversely affect the Registrant’s ability to record, process, summarize and report financial information; and

b.	Any fraud, whether or not material, that involves management or other employees who have a significant role in the Registrant’s internal control over financial reporting.

Dated:    December 15, 2003

/s/ ALFRED A. PLAMANN
Alfred A. Plamann
President and Chief Executive Officer
(principal executive officer)

EXHIBIT 31.2

Chief Financial Officer Certification

I, Richard J. Martin, Executive Vice President, Finance and Administration and Chief Financial Officer of Unified Western Grocers, Inc., certify that:

1.	I have reviewed this Annual Report on Form 10-K of Unified Western Grocers, Inc. (the “Registrant”);

2.	Based on my knowledge, this report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this report;

3.	Based on my knowledge, the financial statements, and other financial information included in this report, fairly present in all material respects the financial condition, results of operations and cash flows of the Registrant as of, and for, the periods presented in this report;

4.	The Registrant’s other certifying officer(s) and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) for the Registrant and have:

a.	Designed such disclosure controls and procedures, or caused such disclosure controls and procedures to be designed under our supervision, to ensure that material information relating to the Registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this report is being prepared;

b.	Evaluated the effectiveness of the Registrant’s disclosure controls and procedures and presented in this report our conclusions about the effectiveness of the disclosure controls and procedures, as of the end of the period covered by this report based on such evaluation; and

c.	Disclosed in this report any change in the Registrant’s internal control over financial reporting that occurred during the Registrant’s most recent fiscal quarter (the Registrant’s fourth fiscal quarter in the case of an annual report) that has materially affected, or is reasonably likely to materially affect, the Registrant’s internal control over financial reporting; and

5.	The Registrant’s other certifying officer(s) and I have disclosed, based on our most recent evaluation of internal control over financial reporting, to the Registrant’s auditors and the audit committee of Registrant’s board of directors (or persons performing the equivalent functions).

a.	All significant deficiencies and material weaknesses in the design or operation of internal control over financial reporting which are reasonably likely to adversely affect the Registrant’s ability to record, process, summarize and report financial information; and

b.	Any fraud, whether or not material, that involves management or other employees who have a significant role in the Registrant’s internal control over financial reporting.

Dated:    December 15, 2003

/s/ RICHARD J. MARTIN
Richard J. Martin
Executive Vice President, Finance and Administration and Chief Financial Officer
(principal financial and accounting officer)

EXHIBIT 32.1

Certification Pursuant to 18 U.S.C. Section 1350,

as Adopted Pursuant to Section 906 of the

Sarbanes-Oxley Act of 2002

Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 and in connection with the Annual Report of Unified Western Grocers Inc. (the “Company”) on Form 10-K for the fiscal year ended September 27, 2003, as filed with the Securities and Exchange Commission on the date hereof (the “Report”), I, Alfred A. Plamann, President and Chief Executive Officer of the Company, hereby certify that:

(1)	The Report fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

(2)	The information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the Company.

Date:    December 15, 2003

/s/ ALFRED A. PLAMANN
Alfred A. Plamann
President and Chief Executive Officer (principal executive officer)

A signed original of this written statement required by Section 906 has been provided to the Company and will be furnished to the Securities and Exchange Commission or its staff upon request.

EXHIBIT 32.2

Certification Pursuant to 18 U.S.C. Section 1350,

as Adopted Pursuant to Section 906 of the

Sarbanes-Oxley Act of 2002

Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 and in connection with the Annual Report of Unified Western Grocers, Inc. (the “Company”) on Form 10-K for the fiscal year ended September 27, 2003, as filed with the Securities and Exchange Commission on the date hereof (the “Report”), I, Richard J. Martin, Executive Vice President, Finance and Administration and Chief Financial Officer of the Company, hereby certify that:

(1)	The Report fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

(2)	The information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the Company.

Date:    December 15, 2003

/s/ RICHARD J. MARTIN
Richard J. Martin
Executive Vice President, Finance and Administration and Chief Financial Officer (principal financial and accounting officer)

A signed original of this written statement required by Section 906 has been provided to the Company and will be furnished to the Securities and Exchange Commission or its staff upon request.

Schedule II

Valuation and Qualifying Accounts

For the Fiscal Years Ended September 27, 2003, September 28, 2002 and September 29, 2001

(dollars in thousands)

	Balance at Beginning of Period	Additions Charged to Costs and Expense	Write-Offs(a)	Quasi- Reorganization Fair Value Adjustment(b)	Balance at end of Period

Year ended September 29, 2001
Reserves and allowances deducted from asset accounts:
Allowance for uncollectible accounts and notes receivable	$15,089	$3,976	$(7,473)	$—	$11,592

Year ended September 28, 2002
Reserves and allowances deducted from asset accounts:
Allowance for uncollectible accounts and notes receivable	$11,592	$2,714	$(1,610)	$(12,696)	$—

Year ended September 27, 2003
Reserves and allowances deducted from asset accounts:
Allowance for uncollectible accounts and notes receivable	$—	$2,689	$(882)	$—	$1,807

(a)	Accounts written off, net of recoveries.
(b)	Pursuant to quasi-reorganization accounting rules the Company’s contra accounts including the allowance for doubtful accounts were eliminated and offset against the trade and notes receivable accounts.