Form 10-Q
period 2003-12-27
UNIFIED WESTERN GROCERS INC
filed 2004-02-10
CIK 320431

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED DECEMBER 27, 2003

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

The number of shares outstanding of each of the registrant’s classes of common stock, as of January 24, 2004, were as follows:

Class A: 84,250 shares Class B: 501,493 shares Class C: 16 shares Class E: 36,924 shares

PART I.    FINANCIAL INFORMATION

ITEM 1.    FINANCIAL STATEMENTS (UNAUDITED)

Unified Western Grocers, Inc. and Subsidiaries

Consolidated Condensed Balance Sheets – Unaudited

(dollars in thousands)

	December 27, 2003	September 27, 2003

Assets

Current assets:
Cash and cash equivalents (including $4.1 million held at a variable interest entity at December 27, 2003) (Note 3)	$25,859	$16,715
Accounts and notes receivable, net of allowances of $1.5 million at December 27, 2003 and September 27, 2003	160,002	152,349
Inventories	185,299	197,106
Prepaid expenses	5,736	5,195
Deferred income taxes	10,076	10,076

Total current assets	386,972	381,441
Properties, net	184,624	186,786
Investments	58,976	56,565
Notes receivable, net of allowances of $0.4 million and $0.3 million at December 27, 2003 and September 27, 2003, respectively	23,735	24,267
Goodwill	29,460	29,589
Other assets, net	43,293	41,351

Total Assets	$727,060	$719,999

Liabilities and Shareholders’ Equity

Current liabilities:
Accounts payable	$144,212	$142,510
Accrued liabilities	102,164	103,045
Current portion of notes payable	11,824	12,110
Patrons’ excess deposits and declared patronage dividends	16,519	11,621
Net current liabilities of discontinued operations	2,680	2,777

Total current liabilities	277,399	272,063
Notes payable, due after one year	231,831	232,374
Long-term liabilities, other	98,610	94,234
Net long-term liabilities of discontinued operations	846	2,126
Patrons’ deposits and certificates:
Patrons’ required deposits	15,282	13,999
Subordinated patronage dividend certificates	3,141	3,141
Commitments and contingencies

Shareholders’ equity:
Class A Shares: 500,000 shares authorized, 84,050 and 101,625 shares outstanding at December 27, 2003 and September 27, 2003, respectively	12,455	15,348
Class B Shares: 2,000,000 shares authorized, 501,443 and 501,867 shares outstanding at December 27, 2003 and September 27, 2003, respectively	77,492	78,371
Class E Shares: 2,000,000 shares authorized, 36,924 shares outstanding at December 27, 2003 and September 27, 2003	3,692	3,692
Retained earnings after elimination of accumulated deficit of $26,976 effective September 28, 2002	6,953	5,279
Accumulated other comprehensive loss	(641)	(628)

Total shareholders’ equity	99,951	102,062

Total Liabilities and Shareholders’ Equity	$727,060	$719,999

The accompanying notes are an integral part of these statements.

Unified Western Grocers, Inc. and Subsidiaries

Consolidated Condensed Statements of Earnings

and Comprehensive Earnings – Unaudited

(dollars in thousands)

	Post Quasi-Reorganization Thirteen Weeks Ended
	December 27, 2003	December 28, 2002

Net sales	$823,560	$702,624
Cost of sales	745,783	629,847
Distribution, selling and administrative expenses	64,795	60,691

Operating income	12,982	12,086
Interest expense	(4,784)	(5,941)

Earnings before estimated patronage dividends and income taxes	8,198	6,145
Estimated patronage dividends	(5,053)	(3,960)

Earnings before income taxes	3,145	2,185
Income taxes	(1,194)	(887)

Net earnings	1,951	1,298
Other comprehensive (loss) earnings, net of income taxes:
Unrealized gain on valuation of interest rate collar	—	210
Unrealized holding (loss) gain on investments	(13)	15

Comprehensive earnings	$1,938	$1,523

The accompanying notes are an integral part of these statements.

Unified Western Grocers, Inc. and Subsidiaries

Consolidated Condensed Statements of Cash Flows – Unaudited

(dollars in thousands)

	Post Quasi-Reorganization Thirteen Weeks Ended
	December 27, 2003	December 28, 2002

Cash flows from operating activities:
Net earnings	$1,951	$1,298
Adjustments to reconcile net earnings to net cash provided by operating activities:
Depreciation and amortization	7,065	6,298
Provision for doubtful accounts	25	770
Gain on sale of properties	—	(309)
Deferred income taxes	928	887
Purchases of trading securities	(561)	(87)
Proceeds from maturities or sales of trading securities	378	4,353
(Increase) decrease in assets:
Accounts and notes receivable	(8,053)	21,857
Inventories	11,807	18,772
Prepaid expenses	(541)	271
Increase (decrease) in liabilities:
Accounts payable	1,702	(15,903)
Accrued liabilities	(795)	(5,920)
Long-term liabilities, other	4,125	1,301

Net cash provided by operating activities	18,031	33,588

Cash flows from investing activities:
Purchases of properties	(1,870)	(1,081)
Purchases of securities and other investments	(4,456)	(2,517)
Proceeds from maturities or sales of securities and other investments	2,208	4,263
Decrease in notes receivable	639	1,612
Proceeds from sales of properties	—	15
(Increase) decrease in other assets	(2,651)	956

Net cash (utilized) provided by investing activities	(6,130)	3,248

Cash flows from financing activities:
Additions to long-term notes payable	2,000	2,500
Reduction of long-term notes payable	—	(17,576)
Reduction of short-term notes payable	(2,914)	(9,525)
Payment of deferred financing fees	(2,551)	(1,195)
Patrons’ excess deposits and declared patronage dividends	4,898	(3)
Redemption of patronage dividend certificates	—	(1,868)
Increase in patrons’ required deposits	1,270	546
Repurchase of shares from members	(3,398)	—
Issuance of shares to members	294	—

Net cash utilized by financing activities	(401)	(27,121)

Net increase in cash and cash equivalents from continuing operations	11,500	9,715
Net cash utilized by discontinued operations	(2,356)	(1,061)
Cash and cash equivalents at beginning of period	16,715	9,957

Cash and cash equivalents at end of period	$25,859	$18,611

The accompanying notes are an integral part of these statements.

Unified Western Grocers, Inc. and Subsidiaries

Consolidated Condensed Statements of Cash Flows – Unaudited – Continued

(dollars in thousands)

	Post Quasi-Reorganization Thirteen Weeks Ended
	December 27, 2003	December 28, 2002

Supplemental disclosure of cash flow information:
Cash paid during the period for:
Interest	$5,002	$6,496

Supplemental disclosure of non-cash items:
Conversion of Class B Shares to Class A Shares and patrons’ excess deposits	$68	—
Capital leases	—	$3,599
Reduction in purchase accounting reserve against goodwill	$129	—
Adjustment to pre quasi-reorganization discontinued operations and lease reserves, net of deferred taxes of $609	$932	—

The accompanying notes are an integral part of these statements.

Unified Western Grocers, Inc. and Subsidiaries

Notes to Consolidated Condensed Financial Statements (unaudited)

1.    BASIS OF PRESENTATION

The consolidated condensed financial statements include the accounts of Unified Western Grocers, Inc. and all its subsidiaries (the “Company” or “Unified”). Inter-company transactions and accounts with subsidiaries have been eliminated. The interim financial statements included herein have been prepared by the Company without audit, pursuant to the rules and regulations promulgated by the Securities and Exchange Commission (the “SEC”). Certain information and footnote disclosures normally included in the financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been omitted pursuant to SEC rules and regulations; nevertheless, management believes that the disclosures are adequate to make the information presented not misleading. These consolidated condensed financial statements should be read in conjunction with the audited financial statements and notes thereto included in the Company’s latest annual report filed on Form 10-K with the SEC. The results of operations for the interim period are not necessarily indicative of the results for the full year.

The accompanying consolidated condensed financial statements reflect all adjustments that in the opinion of management, are both of a normal and recurring nature and necessary for the fair presentation of the results for the interim period presented. The preparation of the consolidated condensed financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the amounts reported in the consolidated condensed financial statements and accompanying notes. As a result, actual results could differ from those estimates.

Certain amounts in the prior periods’ consolidated condensed financial statements have been reclassified to conform to the current period’s presentation.

2.    DISCONTINUED OPERATIONS

On September 25, 2002, the Company’s Board of Directors (the “Board”) approved a plan to exit the Company’s retail operations. The plan of disposition included the closure of three retail stores prior to September 28, 2002 with the remaining nine stores planned for sale or closure in fiscal 2003. As a result, the Company has reclassified certain accounts in the consolidated condensed financial statements to reflect its exit from the retail business. Accordingly, certain assets and liabilities and cash flows relating to the Company’s retail operations were segregated and the resulting net liabilities and net cash flows of the retail operations were reported as “discontinued operations” in the accompanying consolidated condensed financial statements.

During the year ended September 27, 2003, the Company closed seven of its remaining nine stores and obtained binding commitments for the sale and transfer of the leasehold rights for the remaining two stores to member-patrons, which stores were either sold or transferred during the thirteen weeks ended December 27, 2003. Sales proceeds realized on the sale of the leasehold rights, store inventories and certain store fixtures for the nine stores approximated $1.1 million, net of tax, which was less than the anticipated estimated proceeds originally recorded of $5.9 million, net of tax. Also, the Company operated certain stores longer than originally projected in fiscal 2003 and accordingly the remaining assets and liabilities of the retail business were adjusted to net realizable value. These adjustments, which totaled $5.9 million net of tax, were charged as a reduction to Class A and Class B Shares during the year ended September 27, 2003.

Additional adjustments were recorded for the thirteen week period ended December 27, 2003 for lease reserves resulting from the transfer of certain leased properties to an unrelated third party (See Note 3) and other contract settlement costs relating to the final disposition of the retail business. The adjustments, which totaled $0.9 million net of tax, were charged as a reduction to Class A and Class B Shares.

Unified Western Grocers, Inc. and Subsidiaries

Notes to Consolidated Condensed Financial Statements (Unaudited)—(Continued)

The components of the net liabilities of discontinued operations included in the consolidated condensed balance sheets are as follows:

(dollars in thousands)

	December 27, 2003	September 27, 2003

Accounts receivable	$—	$8
Inventories	—	1,206
Prepaid expense and deposits	—	318
Accounts payable	—	(267)
Accrued liabilities	(2,680)	(4,042)

Net current liabilities of discontinued operations	$(2,680)	$(2,777)

Property and equipment, net	$—	$481
Other assets	62	189
Other liabilities, long term	(908)	(2,796)

Net long-term liabilities of discontinued operations	$(846)	$(2,126)

3.    VARIABLE INTEREST ENTITY

On November 26, 2003, the Company signed a purchase and sale agreement with an unrelated third party to transfer and assign the leasehold and sub-leasehold interests and certain assets relating to eight closed store locations for which the Company is contingently liable for the lease payments. When the Company receives the required landlord consents, the Company intends to transfer two additional leases to the unrelated third party. The Company paid approximately $4.1 million (which approximates the Company’s recorded lease liabilities for these locations) to transfer its leasehold and sub-leasehold interests but remains secondarily liable until such time that the leases expire or the Company is released from all liabilities and obligations under such leases. The Company’s potential obligation for the remaining leasehold and sub-leasehold interests for the eight stores totals approximately $9.1 million at December 27, 2003 with the last lease expiring in 2014.

In January 2003, the Financial Accounting Standards Board (“FASB”) issued FASB Interpretation No. (“FIN”) 46, “Consolidation of Variable Interest Entities – an Interpretation of Accounting Research Bulletin (“ARB”) No. 51, Consolidated Financial Statements.” FIN 46 requires certain variable interest entities to be consolidated by the primary beneficiary of the entity if the equity investors in the entity do not have the characteristics of a controlling financial interest or do not have sufficient equity at risk for the entity to finance its activities without additional subordinated financial support from other parties. Although the Company has no ownership interest, the unrelated third party that assumed the leasehold and sub-leasehold interests from the Company is considered a variable interest entity pursuant to FIN 46. Since the primary investor in the variable interest entity currently does not have sufficient equity at risk, the Company is considered the primary beneficiary. Accordingly, the Company is required to consolidate the assets, liabilities and non-controlling interests of the variable interest entity. For the thirteen week period ended December 27, 2003, the Company consolidated the variable interest entity’s accounts, including cash and lease reserves totaling approximately $4.1 million each.

4.    QUASI-REORGANIZATION

Concurrent with the decision to dispose of its retail operations as discussed in Note 2, the Board adopted a resolution approving a quasi-reorganization of the Company’s accounts for financial reporting purposes effective September 28, 2002. A quasi-reorganization is an accounting procedure that eliminates an accumulated deficit in retained earnings and permits a company to proceed on much the same basis as if it had been legally reorganized. A quasi-reorganization involves adjusting a company’s assets and liabilities to fair value. Any remaining deficit in

Unified Western Grocers, Inc. and Subsidiaries

Notes to Consolidated Condensed Financial Statements (Unaudited)—(Continued)

retained earnings is then eliminated by a transfer of amounts from paid-in capital and capital stock, if necessary, giving a company a “fresh start” and a zero balance in retained earnings. The quasi-reorganization process resulted in the adjustment of the Company’s assets and liabilities to fair value at September 28, 2002 and the elimination of the Company’s accumulated deficit by a reduction of $18.1 million against additional paid-in capital, $1.1 million against Class A Shares and $7.7 million against Class B Shares. The fair value adjustments pursuant to quasi-reorganization accounting rules did not result in a net write-up of assets.

A summary of the consolidated accumulated deficit and the effects of the quasi-reorganization on the accumulated deficit follow:

(dollars in thousands)

Accumulated deficit at September 28, 2002 prior to disposal of retail operations and quasi-reorganization	$(21,868)
Retail disposal costs charged to earnings, net of taxes
Write down of retail assets to fair value	(10,515)
Goodwill write-off	(21,142)
Other exit costs, including loss on discontinued operations	(3,787)

Total retail disposal costs charged to earnings	(35,444)
Accumulated deficit in retained earnings before quasi-reorganization adjustments	(57,312)
Fair value adjustments, net of taxes
Property	54,325
Pension and postretirement benefits	(16,493)
Elimination of accumulated other comprehensive earnings (loss)	(7,858)
Other fair value adjustments	362

Total fair value adjustments	30,336
Accumulated deficit at September 28, 2002	(26,976)
Transfer from additional paid-in capital	18,095
Transfer from Class A Shares	1,148
Transfer from Class B Shares	7,733

Retained earnings balance at September 28, 2002, after disposal of retail operations and quasi-reorganization	$—

5.    ACQUISITIONS

On September 27, 1999, the Company merged with United Grocers, Inc. (“United”), a grocery cooperative headquartered in Milwaukie, Oregon (the “Merger”). The effective date of the Merger was September 29, 1999. In connection with the Merger, the Company established reserves for the anticipated lease payments and expected closure of various facilities. Periodic charges against the reserve represent both lease payments on facilities not subleased and rental income shortfalls on subleased properties. The amount of reserve and current period charges against the reserve are presented below.

(dollars in thousands)

Balance at September 27, 2003	$(2,972)
Charges to the reserve	215
Charges to earnings	(67)

Balance at December 27, 2003	$(2,824)

6.    SEGMENT INFORMATION

Unified is a grocery wholesaler serving supermarket operators in California, Oregon, Washington, Idaho, Nevada, Arizona, Hawaii, Colorado, Utah and certain U.S. territories in the South Pacific and elsewhere. Unified sells a wide

Unified Western Grocers, Inc. and Subsidiaries

Notes to Consolidated Condensed Financial Statements (Unaudited)—(Continued)

variety of products to its customers, including dry grocery, frozen food, deli, meat, dairy, eggs, produce, bakery, gourmet, specialty foods and general merchandise products. Unified also provides support services to its patrons, including member financing and insurance. Specific products and services available to patrons vary depending on their location.

Based on the information monitored by the Company’s chief operating decision-makers to manage the business, the Company has identified one reportable segment:

•	Wholesale distribution includes the results of operations from the sale of food and general merchandise products to independent and chain supermarket operators, both members and non-members.

The “all other” category includes the results of operations for the Company’s finance and insurance subsidiaries whose services are provided to a common customer base, none of which individually meets the quantitative thresholds of a reportable segment. Information about the Company’s operating segments is summarized below.

(dollars in thousands)

	Thirteen Weeks Ended
	December 27, 2003	December 28, 2002

Net sales
Wholesale distribution	$817,389	$702,868
All other	9,938	11,369
Inter-segment elimination	(3,767)	(11,613)

Total net sales	$823,560	$702,624

Operating income
Wholesale distribution	$12,805	$10,967
All other	177	1,119

Total operating income	$12,982	$12,086

Interest expense	(4,784)	(5,941)
Estimated patronage dividends	(5,053)	(3,960)
Income taxes	(1,194)	(887)

Net earnings	$1,951	$1,298

Depreciation and amortization
Wholesale distribution	$6,979	$6,160
All other	86	138

Total depreciation and amortization	$7,065	$6,298

Capital expenditures
Wholesale distribution	$1,844	$4,644
All other	26	36

Total capital expenditures	$1,870	$4,680

Identifiable assets
Wholesale distribution	$625,793	$621,857
All other	101,267	102,739

Total identifiable assets	$727,060	$724,596

7.    CONTINGENCIES

During fiscal 2002, the Company became involved in litigation in the state of Hawaii stemming from the Company’s 1996 sale of a subsidiary to a private investor, events subsequent to the sale, and the subsequent bankruptcy and liquidation of such business. In re: Hawaiian Grocery Stores, Ltd; and Mark J.C. Yee vs. Unified Western Grocers,

Unified Western Grocers, Inc. and Subsidiaries

Notes to Consolidated Condensed Financial Statements (Unaudited)—(Continued)

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

8.    CONTRACTUAL OBLIGATIONS

At December 27, 2003, the Company was contingently liable with respect to 19 lease guarantees for certain member-patrons with commitments expiring through 2017. The Company believes the locations underlying these leases are marketable and, accordingly, that it will be able to recover a substantial portion of the guaranteed amounts in the event the Company is required to satisfy its obligations under the guarantees. In addition to the lease guarantees, the Company also guarantees certain third-party loans issued to member-patrons and stand-by letters of credit to certain vendors. The Company’s potential obligation for these guarantees is summarized in the table below.

(dollars in thousands)

Remaining Terms	Guaranteed Leases	Guaranteed Loans	Stand-By Letters of Credit	Total

Less than 1 year	$6,154	$83	$—	$6,237
1 - 3 years	14,626	165	8,173	22,964
4 - 5 years	6,353	—	—	6,353
More than 5 years	3,412	274	—	3,686

	$30,545	$522	$8,173	$39,240

9.    NEW ACCOUNTING PRONOUNCEMENTS

In May 2003, the FASB issued Statement of Financial Accounting Standards (“SFAS”) No. 150, “Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity” (“SFAS No. 150”). This statement establishes standards for how an issuer classifies and measures certain financial instruments with characteristics of both liabilities and equity. SFAS No. 150 requires certain financial instruments that embody obligations of the

Unified Western Grocers, Inc. and Subsidiaries

Notes to Consolidated Condensed Financial Statements (Unaudited)—(Continued)

issuer and have characteristics of both liabilities and equity to be classified as liabilities. Many of these instruments previously were classified as equity or temporary equity and as such, SFAS No. 150 represents a significant change in the practice in the accounting for a number of mandatorily redeemable equity instruments. SFAS No. 150 is effective for all financial instruments created or modified after May 31, 2003, and to other instruments at the beginning of the first interim period beginning after June 15, 2003, except for mandatorily redeemable financial instruments of non-public entities. For non-public entities that are SEC registrants, the implementation of the provisions of the statement with regard to mandatorily redeemable financial instruments is effective for the first fiscal period beginning after December 15, 2003. Pursuant to this statement, the Company is considered a non-public entity that is an SEC registrant. Accordingly, the Company will implement the provisions of this statement regarding mandatorily redeemable financial instruments effective with its second quarter in fiscal 2004. The adoption of this accounting pronouncement is not expected to have a material impact on the Company’s consolidated financial statements.

Effective December 30, 2002, the Company adopted FIN 45, “Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others.” This interpretation significantly changes the previous practice in the accounting for, and disclosure of, guarantees. Guarantees meeting the characteristics described in the interpretation are required to be initially recorded at fair value, which is different from general current practice of recognizing a liability only when loss is probable and reasonably estimable, as prescribed in SFAS No. 5, “Accounting for Contingencies.” The interpretation also requires a guarantor to make significant new disclosures for virtually all guarantees even if the likelihood of the guarantor having to make payments under the guarantee is remote. The disclosure requirements were effective for financial statements of interim or annual periods ending after December 15, 2002. The initial recognition and measurement provisions are applicable on a prospective basis to guarantees issued or modified after December 31, 2002. The adoption of this interpretation did not have an impact on the Company’s consolidated financial statements.

In January 2003, the FASB issued FIN 46, “Consolidation of Variable Interest Entities – an Interpretation of ARB No. 51, Consolidated Financial Statements.” This interpretation addresses consolidation by business enterprises of entities in which equity investors do not have the characteristics of a controlling financial interest or do not have sufficient equity at risk for the entity to finance its activities without additional subordinated financial support from other parties. Variable interest entities are required to be consolidated by their primary beneficiaries if they do not effectively disperse risks among the parties involved. The primary beneficiary of a variable interest entity is the party that absorbs a majority of the entity’s expected losses or receives a majority of its expected residual returns. In December 2003, the FASB amended FIN 46, now known as FIN 46 Revised (“FIN 46R”). The requirements of FIN 46R are effective no later than the end of the first reporting period that ends after March 15, 2004. A company that has applied FIN 46 to an entity prior to the effective date of FIN 46R shall either continue to apply FIN 46 until the effective date of FIN 46R or apply FIN 46R at an earlier date. Additionally, certain new disclosure requirements apply to all financial statements issued after December 31, 2003. During the thirteen weeks ended December 27, 2003, the Company became involved with a variable interest entity. The Company consolidated the variable interest entity at December 27, 2003 and has included the disclosure requirements of FIN 46R in Note 3 to the consolidated condensed financial statements.

In December 2003, the FASB issued revised SFAS No. 132, “Employers’ Disclosures about Pensions and Other Postretirement Benefits” (the “Statement”), which replaces existing SFAS No. 132 of the same title. All disclosure requirements now required in existing SFAS No. 132 have been retained in the revised version. The Statement requires additional disclosures regarding types of plan assets held, investment strategies, measurement dates, plan obligations, cash flows and components of net periodic benefit cost (expense). The Statement also calls for certain information to be disclosed in financial statements for interim periods. The interim period disclosures required by this Statement are effective for the Company for the quarter ending March 27, 2004. The annual disclosures required by this Statement are effective for the Company for the fiscal year ending October 2, 2004.

In January 2004, the FASB issued FASB Staff Position No. FAS 106-1 (“FSP 106-1”) “Accounting and Disclosure Requirements Related to the Medicare Prescription Drug, Improvement and Modernization Act of 2003,” (the “Act”). FSP 106-1 addresses the accounting impact of the Act, which was signed into law on December 8, 2003.

Unified Western Grocers, Inc. and Subsidiaries

Notes to Consolidated Condensed Financial Statements (Unaudited)—(Continued)

Among other features, the Act introduces a prescription drug benefit under Medicare Part D and a federal subsidy to sponsors of retiree health care plans that provide a benefit that is at least actuarially equivalent to Medicare Part D. Companies sponsoring affected postretirement benefit plans may elect to defer recognition of the impact of the Act until (1) final FASB guidance on accounting for the federal subsidy provision of the Act is issued, or (2) a significant event calling for remeasurement of a plan’s assets and obligations occurs. FSP 106-1 is effective for interim or annual financial statements of fiscal years ending after December 7, 2003. The Company has elected to defer (1) recognizing the effects of the Act, if any, on postretirement benefit expense and on the accumulated projected benefit obligation pursuant to SFAS No. 106, “Employers’ Accounting for Postretirement Benefits Other Than Pensions,” and (2) providing the information related to the plan called for in SFAS No. 132, “Employers’ Disclosures about Pensions and Postretirement Benefits.” The adoption of this accounting interpretation is not expected to have a material impact on the Company’s consolidated financial statements.

10.    RELATED PARTY TRANSACTIONS

On December 19, 2000, the Company initially purchased 80,000 shares of preferred stock (the “Series A-1 Preferred Shares”) of C&K Market, Inc. (“C&K”) for $8.0 million. Douglas A. Nidiffer, a director of the Company, is a shareholder, director and an officer of C&K. In connection with the stock purchase transaction, C&K executed a ten-year supply agreement and the shareholders of C&K granted to the Company a put with respect to the preferred stock, exercisable upon the occurrence of designated events including the nonpayment of permitted dividends or permitted mandatory redemption payments. The preferred stock bore a 9.5% cumulative dividend rate, with cash payment of dividends deferred until after November 15, 2002, and then payable quarterly only if permitted by applicable loan agreements. The preferred stock is convertible into 15% of the common stock of C&K under certain circumstances. The Company received cash dividends of $0.2 million during the thirteen weeks ended December 27, 2003 and $0.7 million during the fiscal year ended September 27, 2003 in connection with the Series A-1 Preferred Shares.

In the second quarter of fiscal 2004, the Company and an unrelated third party lender approved a change in the capital structure of C&K. In connection with the recapitalization of C&K, the Company exchanged its 80,000 Series A-1 Preferred Shares (including approximately $1.5 million of deferred dividends with respect to such shares) for 95,000 shares of Series A-2 Preferred Shares. The Series A-2 Preferred Shares have an 8% cumulative dividend rate, with cash dividend payments payable quarterly beginning in May 2004, subject to applicable loan agreements. The dividend rate will be adjusted in December 2008 to the greater of 8% or the then current five-year U.S. Treasury Bill rate plus 5%. Additionally, a new ten-year supply agreement was executed with C&K in connection with this transaction. The Series A-2 Preferred Shares are eligible for redemption, at the Company’s option, of up to 19,000 shares per year, beginning in December 2009 and concluding in December 2013. The controlling shareholders of C&K have provided the Company with personal guarantees with respect to the redemption of preferred shares and the payment of dividends.

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The matters addressed in this Item 2 that are not historical information constitute “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. Although the Company believes that the expectations reflected in these forward-looking statements are reasonable, such statements are inherently subject to risks and the Company can give no assurances that its expectations will prove to be correct. Actual results could differ from those described in this report because of numerous factors, many of which are beyond the control of the Company. These factors include, without limitation, those described below under the heading “Additional Discussion and Analysis.” The Company undertakes no obligation to publicly release the results of any revisions to these forward-looking statements that may be made to reflect events or circumstances after the date of this report or to reflect the occurrence of unexpected events.

The following discussion of the Company’s financial condition and results of operations should be read in conjunction with the consolidated condensed financial statements and notes to the consolidated condensed financial statements, specifically Note 6, Segment Information, included elsewhere in this document.

In fiscal 2002, the Company’s retail segment incurred a loss of $5.1 million, net of tax, compared to a loss of $11.9 million, net of tax, in fiscal 2001. While the operating performance of the Company’s retail segment had improved in fiscal 2002 compared to the prior year, the Company concluded that future improvements would require continued capital investment and that such investments would not be without risk. As a result, the Board approved, on September 25, 2002, management’s plan to exit its retail operations. The Company has reclassified certain accounts in the consolidated condensed financial statements to reflect its exit from the retail business. Accordingly, certain assets and liabilities and cash flows relating to the Company’s retail operations were segregated and the resulting net liabilities and net cash flows of the retail operations were reported as “discontinued operations” in the accompanying consolidated condensed financial statements.

The Company has now completed its exit from the retail business. During fiscal 2003, the Company closed seven of its remaining nine stores and obtained binding commitments for the sale and transfer of the leasehold rights for the remaining two stores to member-patrons, which stores were either sold or transferred during the thirteen weeks ended December 27, 2003. (See Note 2 to the consolidated condensed financial statements).

Concurrent with its decision to exit retail and other unprofitable subsidiary activities, the Board also approved a plan to effect a quasi-reorganization of the Company’s accounts for financial reporting purposes effective September 28, 2002. A quasi-reorganization is an accounting procedure that eliminates an accumulated deficit in retained earnings and permits a company to proceed on much the same basis as if it had been legally reorganized. A quasi-reorganization involves adjusting a company’s assets and liabilities to fair value. Any remaining deficit in retained earnings is then eliminated by a transfer of amounts from paid-in capital and capital stock, if necessary, giving a company a “fresh start” and a zero balance in retained earnings. To reflect these actions, the Company wrote down certain current and non-current assets of its retail business, including goodwill, to net realizable value. In addition, the Company established reserves for certain exit related costs including estimated operating losses, severance, lease reserves and other necessary costs expected to be incurred over the disposal period. The effect of these two actions resulted in a net accumulated deficit that was eliminated by a transfer of amounts from paid-in capital, Class A and Class B Shares (See Notes 2 and 4 to the consolidated condensed financial statements).

RESULTS OF OPERATIONS

The following table sets forth the percentage of total revenues represented by certain items reflected in the Company’s statements of earnings for the periods indicated and the percentage increase or decrease in such items over the prior period.

	Thirteen Weeks Ended		% Change for Three Months
Fiscal Period Ended	December 27, 2003	December 28, 2002

Net sales	100.0%	100.0%	17.2%
Cost of sales	90.6%	89.7%	18.4%
Distribution, selling and administrative expenses	7.9%	8.6%	6.8%

Operating income	1.5%	1.7%	7.4%
Interest expense	0.6%	0.8%	(19.5)%
Estimated patronage dividends	0.6%	0.6%	27.6%
Income taxes	0.1%	0.1%	34.6%

Net earnings	0.2%	0.2%	50.3%

POST QUASI-REORGANIZATION

THIRTEEN WEEK PERIOD ENDED DECEMBER 27, 2003 (“2004 PERIOD”) COMPARED TO THE THIRTEEN WEEK PERIOD ENDED DECEMBER 28, 2002 (“2003 PERIOD”)

Overview of the 2004 Period.    The Company’s consolidated operating income improved by $0.9 million to $13.0 million in the 2004 Period compared to $12.1 million in the 2003 Period. The operating income for the Company’s Wholesale Distribution segment improved over the 2003 Period but was offset in part by a decline in the All Other business segment.

Wholesale Distribution Segment:    The Wholesale Distribution segment realized an overall net improvement in operating income of $1.8 million to $12.8 million in the 2004 Period compared to $11.0 million in the 2003 Period due to higher net sales and continued improvement in facility productivity offset in part by an increase in cost of sales.

The Company operates primarily within three marketing areas made up of its Southern California, Northern California and Pacific Northwest Divisions. Each Division experienced sales growth through a combination of new membership, new stores added by existing members, and same store sales growth.

On October 5, 2003 a multi-employer union labor contract between the United Food and Commercial Workers (“UFCW”) and various retailers including three major Southern California grocery retailers expired. On October 11, 2003, members of the UFCW union in Southern California went on strike against one of the grocery retailers. In response, the other two major grocery retailers locked out the UFCW workers until a contract settlement is reached. Some of the Company’s employees and a small number of the Company’s member-patrons’ employees, none of whom are on strike, are members of the UFCW. As a result of the strike, the Company estimates that sales increased approximately $61.0 million during the 2004 Period as consumers began patronizing the Company’s independent grocery retailers rather than the larger grocery retail chains targeted by the strike.

The sales volume increases in the Northern California and Pacific Northwest Divisions were not impacted by the strike.

The Company’s sales mix changed slightly to accommodate the volume increase related to the strike as its customers began ordering a different mix of products to accommodate the new retail customers. The Company was also able to meet the distribution requirements resulting from the increased sales volume while simultaneously lowering overall inventory levels. The combination of the reduction in inventory, the change in sales mix and the increased effort needed to support the additional volume created fewer opportunities to take advantage of favorable buying, resulting in an overall increase in cost of sales. The increase in cost of sales related to efforts to support the additional strike volume is not expected to continue once the strike is settled.

The Company experienced a net increase in distribution, selling and administrative expenses during the 2004 Period. Labor costs increased at the Company’s distribution centers to support the additional sales volume in each of the Company’s three Divisions. Higher costs were also incurred for workers’ compensation, employee health and welfare, and general cost of living increases.

All Other Segment:    Operating income declined $0.9 million in the Company’s All Other business segment to $0.2 million in the 2004 Period compared to $1.1 million in the 2003 Period. The decrease was primarily due to increased workers’ compensation reserve requirements at the Company’s insurance subsidiary.

The following tables summarize the performance of each business segment for the 2004 and 2003 Periods.

Wholesale Distribution Segment (dollars in thousands)

	Thirteen Weeks Ended
	December 27, 2003	December 28, 2002	Difference

Gross sales	$817,389	$702,868	$114,521
Inter-segment eliminations	(553)	(8,119)	7,566

Net sales	816,836	694,749	122,087
Cost of sales	741,059	625,563	115,496
Distribution, selling and administrative expenses	62,972	58,219	4,753

Operating income	$12,805	$10,967	$1,838

All Other Segment (dollars in thousands)

	Thirteen Weeks Ended
	December 27, 2003	December 28, 2002	Difference

Gross sales	$9,938	$11,369	$(1,431)
Inter-segment eliminations	(3,214)	(3,494)	280

Net sales	6,724	7,875	(1,151)
Cost of sales	4,724	4,284	440
Distribution, selling and administrative expenses	1,823	2,472	(649)

Operating income	$177	$1,119	$(942)

Net sales.    Consolidated net sales increased $120.9 million to $823.6 million in the 2004 Period compared to the 2003 Period.

•	Wholesale Distribution Segment: Net wholesale distribution sales increased $122.1 million to $816.8 million in the 2004 Period compared to the 2003 Period. Wholesale distribution sales increased by approximately $60.0 million due primarily to new membership, the distribution volume of existing member-patrons’ expansion to new store locations, and growth in perimeter-store products such as meat, produce and other perishable products. Sales to stores competing with the three major grocery retailers were estimated to be approximately $61.0 million higher compared to the 2003 Period.

The Company also experienced a reduction in sales due to transitional non-member chain customers that began sourcing specialty grocery and general merchandise products from other suppliers resulting in reduced sales of approximately $6.8 million compared to the 2003 Period.

The Company’s exit from its retail operations resulted in a decrease of $7.6 million in inter-segment eliminations.

•	All Other Segment: Net sales decreased $1.2 million to $6.7 million in the 2004 Period compared to the 2003 Period. On December 28, 2002, the Company closed its printing, transportation and security subsidiaries pursuant to the Board’s resolution to exit all unprofitable activities, resulting in reduced sales of $0.8 million in the 2004 Period compared to the 2003 Period. The remaining decrease of $0.4 million was made up of other less significant changes in net sales.

Cost of sales.    Consolidated cost of sales were $745.8 million for the 2004 Period and $629.8 million for the 2003 Period and comprised 90.6% and 89.7% of consolidated net sales for the 2004 and 2003 Periods, respectively.

•	Wholesale Distribution Segment: Cost of sales increased by $115.5 million to $741.1 million in the 2004 Period. As a percentage of net wholesale sales, cost of sales was 90.7% and 90.0% for the 2004 and 2003 Periods, respectively. The increase in cost of sales as a percentage of net wholesale sales was primarily due to the efforts to support the additional volume in Southern California related to the UFCW strike. As a result of the strike, customers from the larger grocery retail chains began patronizing stores supplied by the Company. This influx of new customers altered the Company’s normal sales mix. The Company was also able to meet the distribution requirements resulting from the increase in sales volume while simultaneously lowering overall inventory levels. The combination of the reduction in inventory, the change in sales mix and the increased effort needed to support the additional volume created fewer opportunities to take advantage of favorable buying opportunities. This resulted in an overall increase in the cost of sales and had the temporary effect of lowering the overall gross profit percentage.

•	All Other Segment: Cost of sales increased by $0.4 million to $4.7 million in the 2004 Period compared to the 2003 Period. Premium increases on policies written by the Company’s insurance subsidiary and an increase in insurance reserve provisions to comply with statutory reserve requirements increased cost of sales by $1.0 million compared to the 2003 Period. The increase was partially offset by the closure of certain unprofitable subsidiaries in the 2003 Period resulting in a reduction in cost of sales of $0.6 million compared to the 2003 Period.

Distribution, selling and administrative.    Consolidated distribution, selling and administrative expenses were $64.8 million and $60.7 million and comprised 7.9% and 8.6% of net sales for the 2004 and 2003 Periods, respectively.

•	Wholesale Distribution Segment: Distribution, selling and administrative expenses of $63.0 million for the 2004 Period were $4.8 million higher than in the 2003 Period and comprised 7.7% and 8.4% of net wholesale sales for the 2004 and 2003 Periods, respectively. Several factors contributed to this overall change.

Workers’ compensation costs increased $2.9 million in the 2004 period compared to the 2003 period. Non-wage expenses increased $2.6 million due primarily to lease reserves, medical costs and legal fees. Wage and benefit costs increased $1.8 million in the Company’s warehouse and transportation operations as a result of the increased sales volume due to the strike.

Offsetting these increases the Company experienced a $2.0 million decrease in equipment, supplies and utility costs.

The remaining decrease of $0.5 million was made up of other less significant expense changes.

•	All Other Segment: Distribution, selling and administrative expenses for the Company’s All Other business segment for the 2004 Period were $1.8 million compared to $2.5 million for the 2003 Period. The closure of certain unprofitable subsidiaries in the 2003 Period resulted in expense reductions of $0.3 million in the 2004 Period. Additionally, the Company’s finance subsidiary expenses declined $0.4 million compared to the 2003 Period due to overall improvements in loan collection activities.

Interest.    Interest expense was $4.8 million and $5.9 million and comprised 0.6% and 0.8% of consolidated net sales for the 2004 and 2003 Periods, respectively.

Interest expense on the Company’s primary debt instruments declined $0.8 million over the 2003 Period. Of the $0.8 million decline in expense, $0.5 million related to a reduction in the weighted average borrowings and $0.3 million related to a reduction in rates.

•	Weighted Average Borrowings: Borrowings declined $35.7 million related to the efficient use of working capital, the Company’s equity enhancement program and the exit from retail operations.

•	Interest Rate Reduction: The Company’s effective borrowing rates for the 2004 and 2003 Periods were 5.8% and 6.2%, respectively. Two factors contributed to the decline in interest rates. First, the overall market rate of interest declined over the 2003 Period and second, the Company realized a reduction in rates due to its achieving certain financial results. The Company believes it will be able to sustain the financial performance measures and maintain the rate reduction.

The Company also experienced a $0.3 million reduction in interest expense related to secondary debt instruments.

Estimated patronage dividends.    Estimated patronage dividends for the 2004 Period were $5.1 million, compared to $4.0 million in the 2003 Period. Estimated patronage dividends for the 2004 Period consisted of the patronage earnings from the Company’s three patronage pools: the Southern California and Pacific Northwest Dairy Divisions and the Cooperative Division. For the 2004 Period, the Company had patronage earnings of $2.9 million in the Southern California Dairy Division, $0.1 million in the Pacific Northwest Dairy Division and $2.1 million in the Cooperative Division. In the 2003 Period, the Company had patronage earnings of $2.6 million in the Southern California Dairy Division, $0.1 million in the Pacific Northwest Dairy Division and $1.3 million in the Cooperative Division.

Income taxes.     Income tax expense was $1.2 million for the 2004 Period compared to $0.9 million for the 2003 Period. The Company’s effective income tax rate was 38% for the 2004 Period compared to 41% for the 2003 Period. The lower effective income tax rate in the 2004 Period reflects permanent differences between book and taxable income.

LIQUIDITY AND CAPITAL RESOURCES

Cash Flow

Unified relies primarily upon its cash flow from operations, patron deposits, shareholdings and borrowings from the Company’s credit facilities to fund its operations. The Company believes that cash flow from operations and available credit lines will be sufficient to meet operating needs and capital spending requirements through fiscal 2004. Overall, net cash consisting of cash and cash equivalents generated from continuing operations increased to $11.5 million for the 2004 Period compared to $9.7 million for the 2003 Period. The increase in net cash from continuing operations for the 2004 Period consisted of cash provided from operating activities of $18.0 million offset by amounts used in investing activities of $6.1 million and financing activities of $0.4 million. Cash used by discontinued operations was $2.4 million and $1.1 million for the 2004 and 2003 Periods, respectively (See Note 2 to the consolidated condensed financial statements). Working capital was $109.6 million and $109.4 million and the current ratio was 1.4 at December 27, 2003 and September 27, 2003, respectively.

Operating Activities:    Net cash provided by operating activities decreased by $15.6 million to $18.0 million for the 2004 Period compared to $33.6 million for the 2003 Period. The lower operating cash was attributable primarily to increases in accounts and notes receivable of $29.9 million and inventory levels of $7.0 million due partially to management initiatives undertaken in the 2003 Period to more efficiently utilize working capital resources. The impact of these initiatives on cash flow was lessened in the 2004 Period as working capital resources were previously reduced to optimal levels. Higher sales resulting from the UFCW strike with certain competitor grocery retailers in Southern California also increased accounts and notes receivable and reduced operating cash. This was offset by lower cash utilization for accounts payable and accrued expenses of $22.7 million.

Investing Activities:    Net cash used in investing activities increased by $9.3 million to $6.1 million for the 2004 Period compared to $3.2 million provided in the 2003 Period. The increase in investing activities was due mainly to increases in investments of $4.0 million by the Company’s insurance subsidiary, consisting of the purchase and sale of securities to replace maturing investments in its portfolio, as well as increases in other assets of $3.6 million primarily for increases in insurance deposit requirements and increases in other capital expenditures of $0.8 million. Additionally, notes receivable increased by $1.0 million reflecting new loans to member-patrons made by the Company’s financing subsidiary.

Financing Activities:    Net cash utilized by financing activities was approximately $0.4 million for the 2004 Period compared to $27.1 million for the 2003 Period. The decrease in financing activities reflected the Company’s ability to meet operating and capital spending requirements using cash provided by operating activities.

PENSION PLANS

The Company’s non-union employees participate in a defined benefit pension plan (“benefit plan”) sponsored by the Company. Effective January 1, 2002, the Company’s two non-contributory defined benefit pension plans were combined into a single cash balance plan. Under the cash balance plan, participants are credited with an annual accrual based on years of service with the Company. In addition, the Company has an Executive Salary Protection Plan (“ESPP II”) that provides supplemental post-termination retirement income based on each participant’s final salary and years of service as an officer of the Company and is financed from life insurance policies purchased by the Company.

The Company’s benefit plan and ESPP II are accounted for in accordance with SFAS No. 87, “Employers’ Accounting for Pensions,” which requires the Company to make actuarial assumptions that are used to calculate the carrying value of the related assets and liabilities and the amount of expenses to be recorded in the Company’s consolidated financial statements.

In fiscal 2003, as a result of declining interest rates and the addition of new participants into the ESPP II, the Company recorded an additional ESPP II pension liability of $2.6 million, representing the excess of the unfunded accumulated benefit obligation (“ABO”) as determined by third party actuaries over previously accrued ESPP II pension costs. A corresponding intangible asset of $1.9 million was recorded as an offset to this additional liability. Since the amount of asset recognized may not exceed the amount of unrecognized prior service cost, the balance, net of tax benefits, of $0.4 million was reported as a charge to accumulated other comprehensive earnings (loss) in fiscal 2003.

In connection with the quasi-reorganization, the Company was required to remeasure and record the Company’s pension obligations at fair value as of September 28, 2002, the effective date of the quasi-reorganization. The remeasurement increased the Company’s benefit plan and ESPP II pension obligations by $19.7 million and $3.7 million to $23.6 million and $7.8 million, respectively. As part of the remeasurement, the Company recorded previously unrecognized actuarial losses and prior service costs. However, pursuant to the Employee Retirement Income Security Act (“ERISA”) rules, the Company’s pension plan obligations were sufficiently funded and in compliance with all government rules. In fiscal 2003, no additional pension liability was recorded for the benefit plan since the accrued expense of $25.8 million exceeded the unfunded ABO. At December 27, 2003, the fair value of the benefit plan assets increased to $63.3 million from $56.9 million at September 27, 2003.

The Company’s fiscal 2004 pension expense was calculated based upon a number of actuarial assumptions, including an expected long-term rate of return on plan assets of 8.5%. In developing the long-term rate of return assumption, the Company evaluated historical asset class returns based on broad equity and bond indices. The expected long-term rate of return on plan assets assumes an asset allocation of approximately 65% equity and 35% fixed income financial instruments. The Company regularly reviews with its third party advisors the asset allocation and periodically rebalances the investment mix to achieve certain investment goals when considered appropriate. Actuarial assumptions, including the expected rate of return, are reviewed at least annually, and are adjusted as necessary. Lowering the expected long-term rate of return on the Company’s plan assets by 0.5% (from 8.5% to 8.0%) would have increased its pension expense for fiscal 2004 by approximately $0.3 million.

The discount rate that was utilized for determining the Company’s fiscal 2004 pension obligation was based on a review of long-term bonds that receive one of the two highest ratings given by a recognized rating agency. As a result of a general decline in interest rates, the discount rate was reduced from 6.75% at September 28, 2002 to 6.00% at June 28, 2003. Assuming a long-term rate of return on plan assets of 8.5%, a discount rate of 6.00% and certain other assumptions the Company estimates that pension expense for fiscal 2004 will be approximately $3.6 million for the benefit plan and $2.0 million for the ESPP II. Future pension expense will be affected by future investment performance, discount rates and other variables such as expected rate of compensation increases and mortality rates relating to plan participants. Decreasing both the discount rate and projected salary increase assumptions by 0.5% would have increased the Company’s fiscal 2004 pension expense for the benefit plan by approximately $0.1 million.

OUTSTANDING DEBT AND OTHER FINANCING ARRANGEMENTS

Notes payable are summarized as follows:

(dollars in thousands)

	December 27, 2003	September 27, 2003

Senior secured notes expiring April 1, 2008, (interest rate of 7.72% and 7.97% at December 27, 2003 and September 27, 2003, respectively) approximately $854 principal and interest payable monthly through April 1, 2008, remaining $36.0 million due April 1, 2008	$61,870	$63,146
Senior secured notes expiring October 1, 2009, payable monthly, interest only (interest rate of 8.71% and 8.96% at December 27, 2003 and September 27, 2003, respectively)	41,131	41,180
Notes to banks under the new $225.0 million secured revolving credit agreement expiring December 5, 2007 and the former $200.0 million secured revolving credit agreement, interest rate at the lender’s base rate plus 0.75% or adjusted LIBOR (1.14% plus 2.0% at December 27, 2003 and 1.14% plus 2.50% at September 27, 2003)	120,000	118,000
Secured borrowings to banks, collateralized by member loans receivable, repayment based on terms of underlying collateral	1,300	1,543
Capital stock subordinated residual notes, payable in twenty quarterly installments plus interest at a variable interest rate based on the current capital investment note (subordinated) rate of 5.0%	316	522
Redemption subordinated notes, payable in twenty quarterly installments plus interest at 6.0%	1,538	1,792
Capital investment notes (subordinated), interest at 5.0%, maturity dates through 2007	15,153	15,462
Obligations under capital leases	2,347	2,839

Total notes payable	243,655	244,484

Less portion due within one year	11,824	12,110

	$231,831	$232,374

At September 27, 2003, the Company had a $200.0 million secured revolving credit facility (“Former Revolving Credit Agreement”) with a group of banks for which Cooperative Central Raiffeisen-Boerenleen Bank B.A., “Rabobank Nederland,” New York Branch, served as Administrative Agent. In December 2003, the Company refinanced the Former Revolving Credit Agreement with a $225.0 million secured revolving credit facility (“New Revolving Credit Agreement”) with a group of banks for which Harris Trust and Savings Bank is serving as Administrative Agent. The New Revolving Credit Agreement expires on December 5, 2007 and bears interest at either LIBOR plus an applicable margin (1.00% to 2.00%) or the lender’s base rate plus an applicable margin (0.00% to 0.75%). In each case, the applicable margin is based on the ratio of funded debt to operating cash flow. The New Revolving Credit Agreement permits advances of up to 85% of eligible accounts receivable and 65% of eligible inventories. The New Revolving Credit Agreement is collateralized by the accounts receivable and inventories of the Company and certain subsidiaries. The Company had $120.0 million outstanding under the New Revolving Credit Agreement and $118.0 million outstanding under the Former Revolving Credit Agreement at December 27, 2003 and September 27, 2003, respectively.

In addition, the Company had a total of $103.0 million and $104.3 million outstanding in senior secured notes to certain insurance companies and pension funds under a note purchase agreement dated September 29, 1999 (as amended, the “Senior Note Agreement”) at December 27, 2003 and September 27, 2003, respectively. During the thirteen weeks ended December 27, 2003, the interest rate on these notes was reduced 25 basis points as a result of the Company achieving improved performance in fiscal 2003.

The New Revolving Credit Agreement and the Senior Note Agreement as amended each contain customary representations, warranties, financial covenants and default provisions for these types of financing. Obligations under these credit agreements are senior to the rights of members with respect to required deposits, patronage dividend certificates and subordinated notes. Both the New Revolving Credit Agreement and the Senior Note Agreement limit the incurrence of additional funded debt and the incurrence of liens except permitted liens. Examples of default conditions include the failure to pay an installment of principal or interest under the agreements, the making of false representations and warranties, and non-compliance with one or more financial covenants (minimum tangible net worth, fixed charge coverage ratio and funded debt to earnings before interest, income taxes, depreciation, amortization and patronage dividends, “EBITDAP”). The New Revolving Credit Agreement and the Senior Note Agreement both limit distributions to shareholders (including the repurchase of shares) to designated permitted redemptions, and prohibit all distributions and payments on Patronage Dividend Certificates when an event of default has occurred and is continuing.

In February 1999, the Company entered into a five-year interest rate collar agreement to partially offset interest rate fluctuations associated with its variable interest rate borrowings. The collar agreement was put in place without incurring a fee with respect to the collar transaction and expires in February 2004. The collar agreement is structured such that the Company pays a variable rate of interest between 6.00% (cap rate) and 4.94% (floor rate) based on a notional amount of $50.0 million. The weighted average interest rate, prior to lender’s margin, was 1.14% on borrowings on the New Revolving Credit Agreement and 1.70% on borrowings under the Former Revolving Credit Agreement at December 27, 2003 and September 27, 2003, respectively. The Company recorded an unrealized loss of $2.4 million in other comprehensive earnings (loss) reflecting the fair value of the collar agreement at September 28, 2002 just prior to the quasi-reorganization. The adoption of the quasi-reorganization resulted in the elimination of other comprehensive earnings (loss) as part of the fair value adjustment process resulting in the realization of the previously unrealized loss of $2.4 million thereby becoming the new cost basis of the collar agreement. The change in the fair market value of the collar agreement during the thirteen weeks ended December 27, 2003 was not significant.

A $10.0 million credit agreement is collateralized by Grocers Capital Company’s (“GCC”) member loan receivables. GCC is a wholly owned subsidiary of the Company whose primary function is to provide financing to member-patrons who meet certain credit requirements. Funding for loans is derived from the cash reserves of GCC, as well as the $10.0 million credit facility. The credit agreement, as amended and restated, matures on October 31, 2004. Amounts advanced under the credit agreement bear interest at prime (4.00% at December 27, 2003 and September 27, 2003) or Eurodollar (1.16% at December 27, 2003 and September 27, 2003) plus 2.50%. The unused portion of the credit line is subject to a commitment fee of 0.125%. The applicable rate is determined at the Company’s discretion. GCC had no amounts outstanding at December 27, 2003 and September 27, 2003.

Member loan receivables are periodically sold by GCC to an unrelated third party bank through a loan purchase agreement. This loan purchase agreement, as amended and restated, extends through October 31, 2004. Total loan purchases under the agreement are limited to a total aggregate principal amount outstanding of $70.0 million. In January 1999, GCC entered into another loan purchase agreement with another unrelated third party bank. This additional loan purchase agreement had no maximum limitation on the loan purchases and was terminated on December 31, 2002. The loan purchase agreements do not qualify for sale treatment pursuant to SFAS No. 140, “Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities,” a replacement of SFAS No. 125 and, accordingly, the Company accounts for the transfer of these financial assets as a secured borrowing with a pledge of collateral. The aggregate amount of secured borrowings with the banks was $1.3 million and $1.5 million at December 27, 2003 and September 27, 2003, respectively. The pledged collateral included in current notes receivable were $0.7 million and non-current amounts were $0.6 million and $0.8 million at December 27, 2003 and September 27, 2003, respectively. The notes receivable generally bear interest at rates averaging prime plus 2.00%, are paid monthly and have maturity dates ranging from 2004 to 2007.

PATRON DEPOSITS AND PATRONAGE DIVIDENDS

Most of the Company’s patrons are required to maintain deposits with Unified in amounts specified by the Board in proportion to the volume of purchases made from Unified and may also maintain deposits with Unified in excess of such required amounts. All such deposits of a patron are maintained in the patron’s deposit account. The amount of the required deposit account for most patrons is equal to the greater of twice the amount of the patron’s average weekly purchases or twice the amount of the patron’s average purchases if purchases are not made on a regular basis. Former United shareholders that did not have sufficient amounts in their deposit accounts immediately following the Merger were provided with alternatives to eliminate the deficiency over time. Over time, the requirement for a member-patron to maintain the subordinated deposit account may be eliminated if the member-patron holds sufficient Class B Shares to satisfy the deposit requirement. This is accomplished by acquiring and holding Class B Shares with original issuance values equal, in the aggregate, to the dollar value of the required cash deposit. The original issuance value of Class B Shares is equal to the purchase price for the shares, which is the book value per share of the Company’s outstanding shares at the close of the fiscal year end prior to purchase.

Patrons are required to execute subordination agreements providing for the pledging of their required deposit accounts to Unified and the subordination of the patron’s right to repayment of their required deposit to the prior payment in full of senior indebtedness of Unified.

Upon termination of patron status, the withdrawing patron is entitled to recover deposits in excess of its obligations to Unified if permitted by the applicable subordination provisions, and any shares held by such withdrawing member-patron are subject to repurchase as described under “Redemption of Capital Stock.”

Prior to the fiscal year ended September 28, 2002, Unified typically distributed at least 20% of the non-dairy patronage dividends in cash and 80% in Class B Shares to its member-patrons. For fiscal 2002, patronage dividends for the Cooperative Division were paid in Class B Shares and Patronage Certificates.

In fiscal 2003, the Company issued $3.3 million of Patronage Certificates as a portion of its patronage dividends for fiscal 2002. The Company offset approximately $0.1 million in Patronage Certificates against a portion of amounts owed to the Company by the holders in fiscal 2003. The remaining Patronage Certificates are included in subordinated patronage dividend certificates in the consolidated condensed balance sheets.

In December 2002, as part of its fiscal 2003 equity enhancement plan, the Board and the shareholders authorized the creation of a new class of equity, denominated “Class E Shares.” The new Class E Shares were issued as a portion of the patronage dividends issued for the Cooperative Division in 2003 and may be issued as a portion of the patronage dividends issued for the Cooperative Division in future periods, as determined annually at the discretion of the Board. The Class E Shares have a stated value of $100 per share, and are non-voting and non-dividend bearing equity securities. Class E Shares are transferable only with the consent of the Company. Pursuant to the Company’s redemption policy, Class E Shares cannot be repurchased for ten years from their date of issuance unless approved by the Board or upon sale or liquidation of the Company. The shares, when redeemed, will be redeemed at stated value. Thereafter, shares may be repurchased by the Company subject to the limitations of Section 500 of the California General Corporation Law (“Section 500”), its credit agreements and approval by the Board.

For fiscal 2003, patronage dividends in the Cooperative Division were paid to member-patrons in the form of:

•	Class B Shares to the extent there existed any deficiency of a member-patron in meeting the requirements for holding Class B Shares specified in the Bylaws of the Company; and

•	Class E Shares for the remainder.

Associate-Patrons were paid patronage dividends in the form of cash or patronage dividend certificates or a combination of each in a manner determined by the Board.

Patronage dividends generated by the dairy divisions continue to be paid in cash.

REDEMPTION OF CAPITAL STOCK

The Articles of Incorporation and Bylaws currently provide that Unified has the right to repurchase any Class A Shares, Class B Shares or Class E Shares held by a former member-patron, and any excess Class B Shares held by a current member-patron, whether or not the shares have been tendered for repurchase. In December 2003 the Board amended the Company’s redemption policy to clarify that the repurchase of any Class A Shares, Class B Shares or Class E Shares is solely at the discretion of the Board. Ten years after the issuance of Class E Shares, and not before, the holder may request that the Company, at its sole discretion repurchase Class E Shares, even if the membership of the holder has not terminated.

Subject to the Board’s determination to redeem shares, any repurchase of shares will be on the terms, and subject to restrictions, if any, set forth in:

•	The California General Corporation Law, including Section 500;

•	The Company’s Articles of Incorporation and Bylaws;

•	Any credit or other agreement to which the Company is a party; and

•	The Company’s redemption policy.

The Board has the right to amend the Company’s redemption policy at any time, including, but not limited to, changing the order in which repurchases will be made or suspending or further limiting the number of shares repurchased, except as otherwise may be expressly provided in the Articles of Incorporation. A copy of the Bylaws which contains the Company’s redemption policy was filed as Exhibit 3.2 to the Company’s Annual Report on Form 10-K for fiscal 2003.

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

The Board has discretion to modify the redemption policy from time to time.

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

On December 10, 2003, the Board authorized the repurchase on December 22, 2003 of 19,825 shares of the Company’s Class A Shares that had been tendered and were pending redemption. The Company paid approximately $3.4 million to redeem the shares. At December 27, 2003 and subsequent to the redemption of the Class A Shares, the Company had retained earnings of $7.0 million.

TAX MATTERS

Income taxes are provided using the liability method prescribed by SFAS No. 109, “Accounting for Income Taxes” (“SFAS No. 109”). Deferred income tax assets and liabilities are recognized based on differences between the financial statement and income tax bases of assets and liabilities using presently enacted income tax rates. The Company had net deferred tax assets of $13.9 million and $14.2 million, of which $10.1 million are classified as current assets in deferred income taxes and $3.8 million and $4.1 million are included in other assets in the accompanying consolidated condensed balance sheets as of December 27, 2003 and September 27, 2003, respectively.

A valuation allowance is provided to reduce the net deferred tax assets to a level which, more likely than not, will be realized. In accordance with SFAS No. 109 and post quasi-reorganization accounting, valuation allowance reductions are accounted for as an adjustment to additional paid-in capital, while increases to the valuation allowance are accounted for as an adjustment to the income tax provision. The Company’s net deferred tax assets of approximately $13.9 million and $14.2 million are net of tax valuation allowances of $2.0 million at December 27, 2003 and September 27, 2003, respectively. Management evaluated the available positive and negative evidence in assessing the Company’s ability to realize the benefits of the net deferred tax assets at September 27, 2003 and concluded it is more likely than not that the Company will realize a portion of its net deferred tax assets. In reaching this conclusion, significant weight was given to the Company’s exit from the retail business and other unprofitable subsidiary operations and the continued quarterly and fiscal 2003 profitability of its continuing operations. Accordingly, at September 27, 2003, the valuation allowance was reduced by $4.4 million to $2.0 million and pursuant to quasi-reorganization accounting rules, the reduction in the valuation allowance was recorded as an increase to Class A and Class B Shares.

The remaining balance of the net deferred tax assets should be realized through future operating results and the reversal of taxable temporary differences.

The Company’s effective income tax rate was 38% for the thirteen week period ended December 27, 2003, compared to 41% for the thirteen week period ended December 28, 2002.

ADDITIONAL DISCUSSION AND ANALYSIS

Unified’s management deals with many risks and uncertainties in the normal course of business. You should be aware that the occurrence of the risks, uncertainties and events described in the risk factors below and elsewhere in this Form 10-Q could have a material adverse effect on the Company’s business, results of operations and financial position.

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

Continued consolidation in the industry, heightened competition among the Company’s suppliers, new entrants and trends toward vertical integration could create additional competitive pressures that reduce margins and adversely affect the Company’s business, financial condition and results of operations. For example, on August 26, 2003, C&S Wholesale Grocers, Inc. acquired certain assets of Fleming Companies, Inc., one of the Company’s major competitors, which, in April 2003, filed voluntary petitions for reorganization under Chapter 11 of the United States Bankruptcy Code.

On October 5, 2003 a multi-employer union labor contract between the UFCW and various retailers including three major southern California grocery retailers expired. On October 11, 2003, members of the UFCW union in Southern California went on strike against one of the grocery retailers. At the time of the strike, the retailer’s other two bargaining partners agreed to lock out workers until a contract settlement is reached. Some of the Company’s employees and a small number of the Company’s member-patrons’ employees none of whom are on strike, are members of the UFCW. As a result of the strike, the Company experienced higher sales during the quarter as consumers began patronizing independent retailers rather than the larger grocery retail chains targeted by the strike.

Economy.    The Company is affected by certain economic factors that are beyond its control including inflation and deflation. The degree to which the acquisition cost of products purchased by the Company for resale to customers is stable or deflating could have an adverse effect on the Company’s business and results of operations. The

Company operates in a highly competitive marketplace and passing on cost increases to customers is difficult. The Company has historically experienced certain higher operating expenses, including but not limited to energy, fuel and employee wage, benefits and workers’ compensation insurance.

Changes in the economic environment could also adversely affect the customer’s ability to meet certain obligations to the Company or leave the Company exposed for obligations the Company has guaranteed. Loans to members, trade receivables and lease guarantees could be at risk in a sustained recessionary environment. In response to this potential risk, the Company establishes reserves for notes receivable, trade receivables, and lease commitments for which the Company may be at risk of default. Under certain circumstances, the Company would be required to foreclose on assets provided as collateral or assume payments for leased locations for which the Company has guaranteed payment. Although the Company believes its reserves to be adequate, the Company’s operating results could be adversely affected in the event that actual losses exceed available reserves. In addition, the level of unemployment has a direct impact on retail customers’ buying patterns, which further affect our member-patrons and the Company’s business.

The Company holds investments in the common and preferred stock of certain retailers. These investments are held at cost and are periodically evaluated for impairment. As a result, adverse changes in the economic environment that adversely affect the business of these retailers could result in the write-down of these investments.

Goodwill Impairment.    The Company’s operating results are highly dependent upon either maintaining or growing its distribution volume to its customers. The Company’s top ten member and non-member customers constituted approximately 31% of total sales at December 27, 2003. A significant loss in membership or volume could adversely affect the Company’s operating results. The Merger with United resulted in the recording of goodwill representing the intangible assets of the acquired business. The book value of the goodwill was approximately $25.8 million at December 27, 2003. Although the sales volume and member base of the combined entity continue to remain strong, significant reductions in the distribution volume in the future could potentially impair the carrying amount of goodwill necessitating a write-down of this asset. Pursuant to SFAS No. 142, the Company elected to test its goodwill for impairment the third quarter of each fiscal year. Accordingly, the Company tested its goodwill and noted no impairment for the fiscal quarter ended June 28, 2003.

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

Litigation.    During the normal course of carrying out its business, the Company may become involved in litigation. In the event that management determines that the probability of an adverse judgment in a pending litigation is likely and that the exposure can be reasonably estimated, appropriate reserves are recorded at that time pursuant to SFAS No. 5 “Accounting for Contingencies.” Although the Company believes its reserves to be adequate, the final outcome of any litigation could adversely affect operating results if the actual settlement amount exceeds established reserves and insurance coverage.

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

Insurance Reserves.    The Company’s insurance subsidiaries provide various types of insurance products to its members including workers’ compensation, general liability, auto, directors and officers and others. The Company’s insurance subsidiaries are regulated by the State of California and are subject to the rules and regulations promulgated by the appropriate state regulatory agencies. There are many factors that contribute to the variability in estimating insurance loss reserves and related costs. On certain occasions, changes in state regulations will have a direct impact on workers’ compensation cost and reserve requirements. In fiscal 2004, mandatory contributions to the California Workers’ Compensation Fund for California based companies was reduced to somewhat mitigate the impact of the rising workers’ compensation cost to these businesses. The cost of insurance and the sufficiency of loss reserves are also impacted by actuarial estimates based on a detailed analysis of health care cost trends, mortality rates, claims history, demographics and industry trends. As a result, the amount of the loss reserve and the related expense is significantly affected by these variables, as well as the periodic changes in state and federal law. Although the Company believes that its consolidated loss reserves are adequate, significant and adverse changes in the experience of claims settlement and other underlying assumptions could negatively impact operating results.

Debt Covenants.    In December 2003, the Company refinanced its Former Revolving Credit Agreement with the New Revolving Credit Agreement that expires on December 5, 2007. The New Revolving Credit Agreement also requires compliance with certain financial covenants, including minimum tangible net worth, fixed charge coverage ratio and total funded debt to EBITDAP. The Company relies on internal cash and the revolving loan agreement to fund its daily operating activities. Consequently, the inability to access these sources of cash could adversely affect the Company’s operations.

Cash Flow.    The Company relies primarily upon cash flow from its operations, patron deposits and shareholdings to fund its operating activities. In the event that these sources of cash are not sufficient to meet the Company’s requirements, additional sources of cash are expected to be obtained from the Company’s credit facilities. The Company’s New Revolving Credit Agreement permits advances of up to 85% of eligible accounts receivable and up to 65% of eligible inventory up to a maximum of $225 million. As of December 27, 2003, the Company believes it has sufficient cash flow from operations and availability under the New Revolving Credit Agreement to meet operating needs and capital spending requirements through fiscal 2004. However, if access to operating cash or to the New Revolving Credit Agreement becomes restricted, the Company may be compelled to seek alternate sources of cash.

Benefit Plans.    The Company’s non-union employees participate in Company sponsored defined benefit pension and postretirement benefit plans. Officers of the Company also participate in a Company sponsored Executive Salary Protection Plan (“ESPP II”), which provides supplemental post-termination retirement income based on each participant’s final salary and years of service as an officer of the Company. The Company accounts for these benefit plans in accordance with SFAS No. 87, “Employers’ Accounting for Pensions,” SFAS No. 106 “Employers’ Accounting for Postretirement Benefits Other Than Pensions” and SFAS No. 112 “Employers’ Accounting for Postemployment Benefits—an amendment of FASB Statements No. 5 and 43” which require the Company to make actuarial assumptions that are used to calculate the carrying value of the related assets and liabilities and the amount of expenses to be recorded in the Company’s consolidated financial statements. Assumptions include the expected return on plan assets, discount rates, projected life expectancies of plan participants and anticipated salary increases. While the Company believes the underlying assumptions are appropriate, the carrying value of the related assets and liabilities and the amount of expenses recorded in the consolidated financial statements could differ if other assumptions are used.

Management Information Systems.    Despite system redundancy, the implementation of security measures and the existence of a Disaster Recovery Plan for the Company’s internal information systems, these systems are vulnerable to damage from computer viruses, unauthorized access, energy blackouts, natural disasters, terrorism, war and telecommunication failures. It is possible that a system failure, accident or security breach could result in a material disruption to the Company’s business. In addition, substantial costs may be incurred to remedy the damages caused by these disruptions or security breaches. From time to time, the Company installs new or upgraded business management systems. To the extent that a critical system fails or is not properly implemented and the failure cannot be corrected in a timely manner, the Company may experience material disruptions to the business that could have a material adverse effect on the Company’s results of operations.

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

CRITICAL ACCOUNTING POLICIES

The preparation of the Company’s consolidated financial statements in conformity with accounting principles generally accepted in the United States of America requires the Company to make estimates, assumptions and judgments that affect the amount of assets and liabilities reported in the consolidated financial statements, the disclosure of contingent assets and liabilities as of the date of the consolidated financial statements and reported amounts of revenues and expenses during the period. The Company believes its estimates and assumptions are reasonable; however, future results could differ from those estimates under different assumptions or conditions.

Critical accounting policies are policies that reflect material judgment and uncertainty and may result in materially different results using different assumptions or conditions. The Company’s critical accounting policies and important accounting practices are described below.

Insurance Reserves.    The Company regularly assesses the sufficiency of its loss reserves, which represent potential future claims and settlements to policyholders. Insurance reserves are recorded based on estimates and assumptions made by management using data available at the valuation date and are validated by third party actuaries to ensure such estimates are within acceptable ranges. Actuarial estimates are based on a detailed analysis of health care cost trends, mortality rates, claims history, demographics and industry trends. As a result, the amount of the loss reserve and the related expense is significantly affected by these variables, as well as the periodic changes in state and federal law. In addition, the Company’s wholesale distribution segment is self insured for workers’ compensation of up to $300,000 per incident. Insurance reserves maintained by the Company’s insurance subsidiaries and the Company’s reserve for workers’ compensation payouts totaled approximately $47.0 million as of December 27, 2003 and $45.4 million as of September 27, 2003.

Allowance for Uncollectible Accounts and Notes Receivable.    The preparation of the Company’s consolidated financial statements requires management to make estimates of the collectability of its accounts and notes receivable. Management regularly analyzes its accounts and notes receivable for changes in the credit-worthiness of customers, economic trends and other variables that may affect the adequacy of recorded reserves for potential bad debt. In determining the appropriate level of reserves to establish, the Company utilizes several techniques including specific account identification, percentage of aged receivables and historical collection and write-off trends. In addition, the Company considers in its reserve calculations collateral such as redemption notes, member shareholdings, cash deposits and personal guarantees. A bankruptcy or financial loss associated with several major customers could have a material adverse effect on the Company’s sales and operating results. The Company’s allowance for doubtful accounts for trade and short-term notes receivable was approximately $1.5 million at December 27, 2003 and September 27, 2003, and $0.4 million and $0.3 million for long-term notes receivable at December 27, 2003 and September 27, 2003, respectively. As a result of the quasi-reorganization on September 28, 2002, the Company’s accounts and notes receivable were adjusted to fair value. The related allowance for doubtful accounts were eliminated and offset against the trade and notes receivable accounts at September 28, 2002. The adjustment to fair value represents gross accounts and notes receivables that were netted against allowances for uncollectible accounts of $12.7 million at September 28, 2002.

Lease Loss Reserves.    The Company has historically subleased store sites to independent retailers who meet certain credit requirements, at rates that are at least as high as the rent paid by the Company. The Company also leases sites for its discontinued retail business. Under the terms of the original lease agreements, the Company remains primarily liable for any financial commitments a retailer may no longer be able to satisfy, including those stores that are part of the Company’s discontinued retail business. Should a retailer be unable to perform under the term of the sublease, the Company would record a charge to earnings for the cost of the remaining term of the lease, less any expected sublease income, at net present value. The Company is also contingently liable for certain subleased facilities. Variables affecting the level of lease reserves recorded include the remaining lease term, vacancy rates of leased property, the state of the economy, property taxes, common area maintenance costs and the time required to sublease the property. The Company’s lease reserves for all leased locations were approximately $19.2 million and $20.1 million as of December 27, 2003 and September 27, 2003, respectively.

Goodwill.    As a result of the Company’s quasi-reorganization on September 28, 2002, the Company was required to early adopt SFAS No. 142 which provides that goodwill and other intangible assets with indefinite lives will no longer be amortized but tested for impairment annually, or more frequently if circumstances indicate potential impairment. The impairment test is comprised of two steps: (1) a reporting unit’s fair value is compared to its carrying value; if the fair value is less than its carrying value, goodwill impairment is indicated; and (2) if impairment is indicated in the first step, it is measured by comparing the implied fair value of goodwill to its carrying value at the reporting unit level. In determining fair value, the Company uses the discounted cash flow method, which assumes a certain growth rate projected over a period of time in the future and then discounted to net present value using the Company’s estimated cost of capital. Adoption of SFAS No. 142 did not have an impact on the Company’s consolidated financial statements at September 28, 2002. Pursuant to SFAS No. 142, the Company elected to test its goodwill for impairment the third quarter of each fiscal year. Accordingly, the Company tested its goodwill and noted no impairment for the fiscal quarter ended June 28, 2003.

Discontinued Operations.    The decision to exit its unprofitable retail business on September 25, 2002 resulted in an impairment of the underlying assets and an accrual of exit-related costs and liabilities in accordance with Accounting Principles Board (“APB”) Opinion No. 30, “Reporting the Results of Operations-Reporting the Effects of Disposal of a Segment of a Business, and Extraordinary, Unusual and Infrequently Occurring Events and Transactions” (“APB Opinion No. 30”). Pursuant to APB Opinion No. 30, the Company recognized the asset impairment and established reserves for certain exit-related costs such as estimated operating losses expected to be incurred over the disposal period, lease reserves and settlements, severance and contract termination costs.

During fiscal 2003, the Company closed seven of its remaining nine stores and obtained binding commitments for the sale and transfer of the leasehold rights for the remaining two stores to member-patrons, which stores were either sold or transferred during the thirteen weeks ended December 27, 2003. Sales proceeds realized on the sale of the leasehold rights, store inventories and certain store fixtures for the nine stores approximated $1.1 million, net of tax, which was less than the anticipated estimated proceeds originally recorded of $5.9 million, net of tax. Also, the Company operated certain stores longer than originally projected in fiscal 2003 and accordingly the remaining assets and liabilities of the retail business were adjusted to net realizable value. The adjustments, which totaled $5.9 million net of tax, were charged as a reduction to Class A and Class B Shares during the year ended September 27, 2003.

Additional adjustments were recorded for the thirteen week period ended December 27, 2003 for lease reserves resulting from the transfer of certain leased properties to an unrelated third party and other contract settlement costs relating to the final disposition of the retail business. The adjustments, which totaled $0.9 million net of tax, were charged as a reduction to Class A and Class B Shares.

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

Tax Valuation Allowances.    The Company accounts for income taxes in accordance with SFAS No. 109, “Accounting for Income Taxes,” which requires that deferred tax assets and liabilities be recognized using enacted tax rates for the effect of temporary differences between the book and tax bases of recorded assets and liabilities. SFAS No. 109 also requires that deferred tax assets be reduced by a valuation allowance if it is more likely than not that some portion or all of the net deferred tax asset will not be realized. The Company had approximately $13.9 million and $14.2 million in net deferred tax assets that are net of tax valuation allowances of $2.0 million at December 27, 2003 and September 27, 2003, respectively. Management evaluated the available positive and negative evidence in assessing the Company’s ability to realize the benefits of the net deferred tax assets at September 27, 2003 and concluded it is more likely than not that the Company will realize a portion of its net deferred tax assets. In reaching this conclusion, significant weight was given to the Company’s exit from the retail business and other unprofitable subsidiary operations and the continued quarterly and fiscal 2003 profitability of its continuing operations. Accordingly, at September 27, 2003, the valuation allowance was reduced by $4.4 million to $2.0 million and pursuant to quasi-reorganization accounting rules, the reduction in the valuation allowance was recorded as an increase to Class A and Class B Shares.

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

AVAILABILITY OF SEC FILINGS

Unified makes available, free of charge, through its website (www.uwgrocers.com) its Forms 10-K, 10-Q and 8-K, as well as its registration and proxy statements, as soon as reasonably practicable after those reports are electronically filed with the Securities and Exchange Commission (the “SEC”). A copy of any of the reports filed with the SEC can be obtained from the SEC’s Public Reference Room at 450 Fifth Street, N.W., Washington, D.C. 20549. A copy may also be obtained by calling the SEC at 1-800-SEC-0330. All reports filed electronically with the SEC are available on the SEC’s web site at http://www.sec.gov.

FORWARD-LOOKING INFORMATION

This report contains “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995. These statements relate to expectations concerning matters that (a) are not historical facts, (b) predict or forecast future events or results, or (c) embody assumptions that may prove to have been inaccurate. Also, when we use words such as “believes,” “expects,” “anticipates” or similar expressions, we are making forward-looking statements. Although the Company believes that the expectations reflected in such forward-looking statements are reasonable, we cannot give you any assurance that such expectations will prove correct. Important factors that could cause actual results to differ materially from such expectations include the adverse effects of the changing industry environment and increased competition; sales decline and loss of customers; exposure to potential environmental claims; exposure to the uncertainties of litigation for product liability or other claims and other contingent liabilities; the inability of the Company to maintain its operating performance and equity base in order to meet financial covenants applicable to future periods; the Company’s assessment of the probability and materiality of losses associated with litigation and other contingent liabilities; the Company’s expectations regarding the adequacy of capital and liquidity; and the increased credit risk to the Company caused by the ability of former United members to establish their required minimum deposits over time through use of patronage dividends to purchase Class B Shares if such members default on their obligations to the Company prior to their deposit requirements being met and the existing deposit proves inadequate to cover such members’ obligation. Important factors that could cause actual results to differ materially from the Company’s expectations also include the factors discussed under the caption “Additional Discussion and Analysis” and “Critical Accounting Policies” within “Management’s Discussion and Analysis of Financial Condition and Results of Operations.” All forward-looking statements attributable to the Company are expressly qualified in their entirety by the factors that may cause actual results to differ materially from anticipated results. The Company assumes no obligation to update or correct the forward-looking statements in this report to reflect subsequent events or actual results.

ITEM 3.    QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

The Company has only limited involvement with derivative financial instruments that are used to manage well-defined interest rate risks. In February 1999, the Company entered into a five-year interest rate collar agreement to partially offset interest rate fluctuations associated with its variable interest rate borrowings. The collar agreement was put in place without incurring a fee with respect to the collar transaction and expires in February 2004. The collar agreement is structured such that the Company pays a variable rate of interest between 6.00% (cap rate) and 4.94% (floor rate) based on a notional amount of $50.0 million. The weighted average interest rate, prior to lender’s margin, was 1.14% on borrowings on the New Revolving Credit Agreement and 1.70% on borrowings under the Former Revolving Credit Agreement at December 27, 2003 and September 27, 2003, respectively. (See Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations, Liquidity and Capital Resources for further discussion of the Company’s financial agreements). The Company recorded an unrealized loss of $2.4 million in other comprehensive earnings (loss) reflecting the fair value of the collar agreement at September 28, 2002 just prior to the quasi-reorganization. The adoption of the quasi-reorganization resulted in the elimination of other comprehensive earnings (loss) as part of the fair value adjustment process resulting in the realization of the previously unrealized loss of $2.4 million thereby becoming the new cost basis of the collar agreement. The change in the fair market value of the collar agreement during the thirteen weeks ended December 27, 2003 was not significant.

Unified is subject to interest rate changes on its notes payable under the Company’s credit agreements that may affect the fair value of the notes payable, as well as cash flow and earnings. Based on the notes payable outstanding at December 27, 2003 and the current market condition, a 100 basis point increase in the applicable interest rates would decrease the Company’s annual cash flow and earnings before estimated patronage dividends and income taxes by approximately $1.2 million. Conversely, a 100 basis point decrease in the applicable interest rates would increase annual cash flow and earnings before estimated patronage dividends and income taxes by $1.2 million.

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

ITEM 4.    CONTROLS AND PROCEDURES

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

There was no change in the Company’s internal control over financial reporting, known to the Chief Executive Officer or the Chief Financial Officer, that occurred during the thirteen week period ended December 27, 2003 that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

Companies considered accelerated filers are required to comply with the internal control reporting and disclosure requirements of Section 404 of the Sarbanes-Oxley Act for fiscal years ending on or after June 15, 2004. Companies considered accelerated filers are typically companies that 1) have been subject to the reporting requirements of Section 13(a) or 15(d) of the Exchange Act for at least 12 months; 2) have filed at least one annual report pursuant to Section 13(a) or 15(d) of the Exchange Act; 3) are not considered small business issuers; and 4) have common equity public float of $75.0 million or more. Since the Company’s Class A, Class B and Class E Shares are not publicly traded, the Company does not meet the public float requirement of $75.0 million to be an accelerated filer.

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

ITEM 2.    CHANGES IN SECURITIES AND USE OF PROCEEDS

On December 10, 2003, the Company’s Board of Directors authorized the repurchase on December 22, 2003 of 19,825 shares of the Company’s Class A Shares that had been tendered and were pending redemption. The Company paid approximately $3.4 million to redeem the shares.

ITEM 3.    DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4.    SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None.

ITEM 5.    OTHER INFORMATION

None.

ITEM 6.    EXHIBITS AND REPORTS ON FORM 8-K

(a) Exhibits

10.54	Operating Agreement of AH Investors, LLC dated as of November 26, 2003, by and among AH Investors, LLC, Hall Portola, Inc. and Alamo Group VIII, LLC.

10.55	Operating Agreement of TDH Investors, LLC dated as of November 26, 2003, by and among TDH Investors, LLC, Hall Portola, Inc. and Alamo Group VIII, LLC.

10.56	First Amendment to Agreement Regarding Assets dated as of December 19, 2003, by and among the Registrant, AH Investors, LLC and TDH Investors, LLC relating to the Fifth Amendment to Purchase and Sale Agreement with Joint Escrow Instructions dated as of November 18, 2003, by and between the Registrant and AH Investors, LLC.

10.57	Sixth Amendment to Purchase and Sale Agreement with Joint Escrow Instructions dated as of December 19, 2003, by and between the Registrant and AH Investors, LLC relating to the Purchase and Sale Agreement with Joint Escrow Instructions dated as of June 19, 2003, by and between the Registrant and The Alamo Group, Inc.

10.58	Form of Severance Agreement for Vice Presidents and Senior Vice Presidents, and Executive Vice Presidents with Less than Three Years in an Officer Position dated as of March 12, 2003, by and between the Registrant and Christine Neal.

10.59	Form of Severance Agreement for Executive Vice Presidents with Three Years or More in an Officer Position dated as of October 2, 2003, by and between the Registrant and Philip S. Smith.

10.60	Series A Preferred Stock Exchange Agreement dated as of December 29, 2003, by and between C&K Market, Inc. and the Registrant.

10.61	Shareholders Agreement dated as of December 29, 2003, by and among the Registrant, C&K Market, Inc. and designated shareholders of C&K Market, Inc.

10.62	Supply Agreement dated as of December 29, 2003, by and between the Registrant and C&K Market, Inc.

10.63	Continuing Guaranty dated as of December 29, 2003, by designated shareholders of C&K Market, Inc. in favor of the Registrant relating to the Series A Preferred Stock Exchange Agreement dated as of December 29, 2003, by and between C&K Market, Inc. and the Registrant.

10.64	Intercreditor and Subordination Agreement dated as of December 29, 2003, by and among designated subordinated creditors of C&K Market, Inc., C&K Market, Inc. and the Registrant.

10.65	Right of First Refusal Agreement dated as of December 29, 2003, by and among C&K Market, Inc., designated shareholders of C&K Market, Inc. and the Registrant.

31.1	Chief Executive Officer Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Chief Financial Officer Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Chief Executive Officer Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Chief Financial Officer Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

(b)	Reports on Form 8-K

None.

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

Dated: February 6, 2004