Form 10-Q
period 2004-03-27
UNIFIED WESTERN GROCERS INC
filed 2004-05-11
CIK 320431

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED MARCH 27, 2004

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes [X]    No [    ]

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act).    Yes [    ]    No [X]

The number of shares outstanding of each of the registrant’s classes of common stock, as of May 3, 2004, were as follows:

Class A: 83,250 shares   Class B: 501,033 shares   Class C: 16 shares   Class E: 36,924 shares

PART I.    FINANCIAL INFORMATION

ITEM 1.    FINANCIAL STATEMENTS (UNAUDITED)

Unified Western Grocers, Inc. and Subsidiaries

Consolidated Condensed Balance Sheets – Unaudited

(dollars in thousands)

	March 27, 2004	September 27, 2003

Assets

Current assets:
Cash and cash equivalents (including $3,394 held at a variable interest entity at March 27, 2004) (Note 4)	$27,984	$16,715
Accounts and notes receivable, net of allowances of $1,690 and $1,474 at March 27, 2004 and September 27, 2003, respectively	143,762	152,349
Inventories	191,737	197,106
Prepaid expenses	4,763	5,195
Deferred income taxes	10,076	10,076

Total current assets	378,322	381,441
Properties, net	182,606	186,786
Investments	59,003	56,565
Notes receivable, net of allowances of $383 and $333 at March 27, 2004 and September 27, 2003, respectively	22,162	24,267
Goodwill	29,135	29,589
Other assets, net	41,533	41,351

Total Assets	$712,761	$719,999

Liabilities and Shareholders’ Equity

Current liabilities:
Accounts payable	$136,743	$142,510
Accrued liabilities	114,212	103,045
Current portion of notes payable	10,652	12,110
Patrons’ excess deposits and declared patronage dividends	16,944	11,621
Net current liabilities of discontinued operations	1,995	2,777

Total current liabilities	280,546	272,063
Notes payable, due after one year	211,793	232,374
Long-term liabilities, other	99,440	94,234
Net long-term liabilities of discontinued operations	690	2,126
Patrons’ deposits and certificates:
Patrons’ required deposits	15,791	13,999
Subordinated patronage dividend certificates	3,141	3,141
Commitments and contingencies

Shareholders’ equity:
Class A Shares: 500,000 shares authorized, 83,900 and 101,625 shares outstanding at March 27, 2004 and September 27, 2003, respectively	12,439	15,348
Class B Shares: 2,000,000 shares authorized, 501,249 and 501,867 shares outstanding at March 27, 2004 and September 27, 2003, respectively	77,498	78,371
Class E Shares: 2,000,000 shares authorized, 36,924 shares outstanding at March 27, 2004 and September 27, 2003	3,692	3,692
Retained earnings after elimination of accumulated deficit of $26,976 effective September 28, 2002	8,162	5,279
Accumulated other comprehensive loss	(431)	(628)

Total shareholders’ equity	101,360	102,062

Total Liabilities and Shareholders’ Equity	$712,761	$719,999

The accompanying notes are an integral part of these statements.

Unified Western Grocers, Inc. and Subsidiaries

Consolidated Condensed Statements of Earnings

and Comprehensive Earnings – Unaudited

(dollars in thousands)

	Post Quasi-Reorganization Thirteen Weeks Ended		Post Quasi-Reorganization Twenty-Six Weeks Ended
	March 27, 2004	March 29, 2003	March 27, 2004	March 29, 2003

Net sales	$739,218	$634,372	$1,537,418	$1,313,880
Cost of sales	665,610	565,446	1,386,197	1,172,311
Distribution, selling and administrative expenses	61,714	58,400	126,345	118,957

Operating income	11,894	10,526	24,876	22,612
Interest expense	(4,231)	(5,941)	(9,015)	(11,882)

Earnings before estimated patronage dividends and income taxes	7,663	4,585	15,861	10,730
Estimated patronage dividends	(5,759)	(2,808)	(10,812)	(6,768)

Earnings before income taxes	1,904	1,777	5,049	3,962
Income taxes	(686)	(760)	(1,880)	(1,647)

Net earnings	1,218	1,017	3,169	2,315
Other comprehensive earnings (loss), net of income taxes:
Unrealized (loss) gain on valuation of interest rate collar	—	340	—	550
Unrealized holding gain (loss) on investments	210	(73)	197	(58)

Comprehensive earnings	$1,428	$1,284	$3,366	$2,807

The accompanying notes are an integral part of these statements.

Unified Western Grocers, Inc. and Subsidiaries

Consolidated Condensed Statements of Cash Flows – Unaudited

(dollars in thousands)

	Post Quasi-Reorganization Twenty-Six Weeks Ended
	March 27, 2004	March 29, 2003

Cash flows from operating activities:
Net earnings	$3,169	$2,315
Adjustments to reconcile net earnings to net cash provided by operating activities:
Depreciation and amortization	14,246	12,738
Provision for doubtful accounts	221	1,602
Gain on sale of properties	(7)	(275)
Deferred income taxes	1,366	1,617
Purchases of trading securities	(840)	(1,553)
Proceeds from maturities or sales of trading securities	940	4,492
(Increase) decrease in assets:
Accounts and notes receivable	8,016	36,287
Inventories	5,369	29,523
Prepaid expenses	432	458
Increase (decrease) in liabilities:
Accounts payable	(5,767)	(23,049)
Accrued liabilities	10,412	1,057
Long-term liabilities, other	5,231	1,326

Net cash provided by operating activities	42,788	66,538

Cash flows from investing activities:
Purchases of properties	(3,808)	(1,883)
Purchases of securities and other investments	(5,392)	(5,346)
Proceeds from maturities or sales of securities and other investments	4,119	8,336
Decrease (increase) in notes receivable	2,187	(5,682)
Proceeds from sales of properties	—	280
Increase in other assets	(4,428)	(2,440)

Net cash provided (utilized) by investing activities	(7,322)	(6,735)

Cash flows from financing activities:
Additions to long-term notes payable	3,000	1,000
Reduction of long-term notes payable	(19,061)	(30,696)
Reduction of short-term notes payable	(6,148)	(11,458)
Payment of deferred financing fees	(2,556)	(445)
Patrons’ excess deposits and declared patronage dividends	5,323	(1,572)
Redemption of patronage dividend certificates	—	(1,868)
Increase in patrons’ required deposits	1,782	3,292
Repurchase of shares from members	(3,710)	—
Issuance of shares to members	546	79

Net cash provided (utilized) by financing activities	(20,824)	(41,668)

Net increase in cash and cash equivalents from continuing operations	14,642	18,135
Net cash utilized by discontinued operations	(3,373)	(7,129)
Cash and cash equivalents at beginning of period	16,715	9,957

Cash and cash equivalents at end of period	$27,984	$20,963

The accompanying notes are an integral part of these statements.

Unified Western Grocers, Inc. and Subsidiaries

Consolidated Condensed Statements of Cash Flows – Unaudited – Continued

(dollars in thousands)

	Post Quasi-Reorganization Twenty-Six Weeks Ended
	March 27, 2004	March 29, 2003

Supplemental disclosure of cash flow information:
Cash paid during the period for:
Interest	$8,873	$11,497
Income taxes	$27	$18

Supplemental disclosure of non-cash items:
Conversion of Class B Shares to Class A Shares and patrons’ excess deposits	$61	—
Capital leases	—	$4,367
Reduction in purchase accounting reserve against goodwill	$454	—
Increase to pre quasi-reorganization discontinued operations and lease reserves, net of deferred taxes of $586	$894	—

The accompanying notes are an integral part of these statements.

Unified Western Grocers, Inc. and Subsidiaries

Notes to Consolidated Condensed Financial Statements (unaudited)

1.    BASIS OF PRESENTATION

The consolidated condensed financial statements include the accounts of Unified Western Grocers, Inc. and all its subsidiaries (the “Company” or “Unified”). Inter-company transactions and accounts with subsidiaries have been eliminated. The interim financial statements included herein have been prepared by the Company without audit, pursuant to the rules and regulations promulgated by the Securities and Exchange Commission (the “SEC”). Certain information and footnote disclosures normally included in the financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been omitted pursuant to SEC rules and regulations; nevertheless, management believes that the disclosures are adequate to make the information presented not misleading. These consolidated condensed financial statements should be read in conjunction with the audited financial statements and notes thereto included in the Company’s latest annual report on Form 10-K filed with the SEC. The results of operations for the interim period are not necessarily indicative of the results for the full year.

The accompanying consolidated condensed financial statements reflect all adjustments that, in the opinion of management, are both of a normal and recurring nature and necessary for the fair presentation of the results for the interim period presented. The preparation of the consolidated condensed financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the amounts reported in the consolidated condensed financial statements and accompanying notes. As a result, actual results could differ from those estimates.

Certain amounts in the prior periods’ consolidated condensed financial statements have been reclassified to conform to the current period’s presentation.

2.    DISCONTINUED OPERATIONS

On September 25, 2002, the Company’s Board of Directors (the “Board”) approved a plan to exit the Company’s unprofitable retail operations. The decision resulted in an impairment of the underlying assets and the accrual of exit-related costs and liabilities in accordance with Accounting Principles Board (“APB”) Opinion No. 30, “Reporting the Results of Operations-Reporting the Effects of Disposal of a Segment of a Business, and Extraordinary, Unusual and Infrequently Occurring Events and Transactions” (“APB Opinion No. 30”). Pursuant to APB Opinion No. 30, the Company recognized asset impairments and established reserves for certain exit-related costs including estimated operating losses expected to be incurred over the disposal period, lease reserves and settlements, severance and contract termination costs. The reserves are periodically analyzed and adjustments are recorded against additional paid-in capital. The Company has reclassified certain accounts in the consolidated condensed financial statements to reflect its exit from the retail business. Accordingly, certain assets and liabilities and cash flows relating to the Company’s retail operations were segregated and the resulting net liabilities and net cash flows of the retail operations were reported as “discontinued operations” in the accompanying consolidated condensed financial statements.

The components of the net liabilities of discontinued operations included in the consolidated condensed balance sheets are as follows:

(dollars in thousands)

	March 27, 2004	September 27, 2003

Accounts receivable	$—	$8
Inventories	—	1,206
Prepaid expenses and deposits	—	318
Accounts payable	—	(267)
Accrued liabilities	(1,995)	(4,042)

Net current liabilities of discontinued operations	$(1,995)	$(2,777)

Properties, net	$—	$481
Other assets	60	189
Long-term liabilities, other	(750)	(2,796)

Net long-term liabilities of discontinued operations	$(690)	$(2,126)

Unified Western Grocers, Inc. and Subsidiaries

Notes to Consolidated Condensed Financial Statements (Unaudited)—(Continued)

3.    QUASI-REORGANIZATION

Concurrent with the decision to dispose of its retail operations as discussed in Note 2, the Board adopted a resolution approving a quasi-reorganization of the Company’s accounts for financial reporting purposes effective September 28, 2002. A quasi-reorganization is an accounting procedure that eliminates an accumulated deficit in retained earnings and permits a company to proceed on much the same basis as if it had been legally reorganized. A quasi-reorganization requires that a company’s long-term assets and liabilities be adjusted to fair value. Any remaining deficit in retained earnings is then eliminated by a transfer of amounts from paid-in capital and capital stock, if necessary, giving a company a “fresh start” and a zero balance in retained earnings. The quasi-reorganization process resulted in the adjustment of the Company’s assets and liabilities to fair value at September 28, 2002 and the elimination of the Company’s accumulated deficit by a reduction of $18.1 million against additional paid-in capital, $1.1 million against Class A Shares and $7.7 million against Class B Shares. The fair value adjustments pursuant to quasi-reorganization accounting rules did not result in a net write-up of assets.

4.    VARIABLE INTEREST ENTITY

On November 26, 2003, the Company signed a purchase and sale agreement with an unrelated business property developer to transfer and assign the leasehold and sub-leasehold interests and certain assets relating to eight closed store locations for which the Company is contingently liable for the lease payments. The Company paid approximately $4.1 million including brokers’ commissions (which approximated the Company’s recorded lease liabilities for these locations at the date of transfer) to transfer its leasehold and sub-leasehold interests in these properties but remains secondarily liable until such time as the leases expire or the Company is released from all liabilities and obligations under the leases. The net present value of the Company’s potential obligation for the remaining leasehold and sub-leasehold interests for the eight stores totals approximately $8.9 million at March 27, 2004 with the last lease expiring in 2014.

The Financial Accounting Standards Board (“FASB”) issued in January 2003 and revised December 2003 FASB Interpretation No. (“FIN”) 46R, “Consolidation of Variable Interest Entities – an Interpretation of Accounting Research Bulletin (“ARB”) No. 51, Consolidated Financial Statements.” FIN 46R requires certain variable interest entities to be consolidated by the primary beneficiary of the entity if the equity investors in the entity do not have the characteristics of a controlling financial interest or do not have sufficient equity at risk for the entity to finance its activities without additional subordinated financial support from other parties. Although the Company has no ownership interest in the unrelated third party that assumed the leasehold and sub-leasehold interests from the Company, that third party is considered a variable interest entity pursuant to FIN 46R. Since the primary investor in the variable interest entity currently does not have sufficient equity at risk, the Company is considered the primary beneficiary. Accordingly, the Company is required to consolidate the assets, liabilities and non-controlling interests of the variable interest entity. At March 27, 2004, the Company consolidated the variable interest entity’s accounts, including total assets of $3.6 million, comprised primarily of $3.4 million in cash and $0.2 million in other assets, to be used in the development of the properties and for payment of lease obligations with lease reserves of approximately $4.1 million.

5.    ACQUISITIONS

On September 27, 1999, the Company merged with United Grocers, Inc., a grocery cooperative headquartered in Milwaukie, Oregon (the “Merger”). The effective date of the Merger was September 29, 1999. In connection with the Merger, the Company established reserves for the anticipated lease payments and expected closure of various facilities. Periodic charges against the reserve represent both lease payments on facilities not subleased and rental income shortfalls on subleased properties. The amount of reserve and current period charges against the reserve for the twenty-six week period ended March 27, 2004 are presented below.

(dollars in thousands)

Balance at September 27, 2003	$(2,972)
Charges to the reserve	495
Charges to earnings	(126)

Balance at March 27, 2004	$(2,603)

Unified Western Grocers, Inc. and Subsidiaries

Notes to Consolidated Condensed Financial Statements (Unaudited)—(Continued)

6.    SEGMENT INFORMATION

Unified is a grocery wholesaler serving grocery operators in California, Oregon, Washington, Idaho, Nevada, Arizona, Hawaii, Colorado, Utah and certain U.S. territories in the South Pacific and elsewhere. The Company sells a wide variety of products to its customers, including dry grocery, frozen food, deli, meat, dairy, eggs, produce, bakery, gourmet, specialty foods and general merchandise products. The Company also provides support services to its patrons, including member financing and insurance. Specific products and services available to patrons vary depending on their location.

The Company’s management regularly reviews operating results to evaluate segment performance. In accordance with Statement of Financial Accounting Standards (“SFAS”) No. 131, “Disclosures about Segments of an Enterprise and Related Information,” the Company has determined that it has two reportable business segments.

The Company’s wholesale distribution segment represents approximately 99% of the Company’s total sales and includes the results of operations from the sale of food and general merchandise products to both member and non-member independent and chain supermarket operators.

The insurance category includes the results of operations for the Company’s three insurance subsidiaries whose services are provided to a common customer base. The Company’s insurance category collectively accounts for approximately 1% of the Company’s total sales and 11.9% of total assets.

The “all other” category includes the results of operations for the Company’s other support businesses, including its finance subsidiary, whose services are provided to a common customer base, none of which individually meets the quantitative thresholds of a reportable segment. The Company’s all other category collectively accounts for less than 1% of the Company’s total sales.

Unified Western Grocers, Inc. and Subsidiaries

Notes to Consolidated Condensed Financial Statements (Unaudited)—(Continued)

Information about the Company’s operating segments is summarized below.

(dollars in thousands)

	Thirteen Weeks Ended		Twenty-Six Weeks Ended
	March 27, 2004	March 29, 2003	March 27, 2004	March 29, 2003

Net sales
Wholesale distribution	$731,330	$631,250	$1,523,359	$1,311,002
Insurance	8,611	9,958	18,125	18,616
All other	391	386	815	3,097
Inter-segment eliminations	(1,114)	(7,222)	(4,881)	(18,835)

Total net sales	$739,218	$634,372	$1,537,418	$1,313,880

Operating income
Wholesale distribution	$13,127	$9,829	$25,932	$20,796
Insurance	(1,444)	(210)	(1,606)	462
All other	211	907	550	1,354

Total operating income	$11,894	$10,526	$24,876	$22,612

Interest expense	$(4,231)	$(5,941)	$(9,015)	$(11,882)
Estimated patronage dividends	(5,759)	(2,808)	(10,812)	(6,768)
Income taxes	(686)	(760)	(1,880)	(1,647)

Net earnings	$1,218	$1,017	$3,169	$2,315

Depreciation and amortization
Wholesale distribution	$7,099	$6,348	$14,079	$12,508
Insurance	69	80	144	151
All other	12	12	23	79

Total depreciation and amortization	$7,180	$6,440	$14,246	$12,738

Capital expenditures
Wholesale distribution	$1,953	$1,538	$3,750	$6,182
Insurance	32	32	58	68
All other	—	—	—	—

Total capital expenditures	$1,985	$1,570	$3,808	$6,250

Identifiable assets
Wholesale distribution	$596,792	$596,979	$596,792	$596,979
Insurance	84,977	73,332	84,977	73,332
All other	30,992	33,370	30,992	33,370

Total identifiable assets	$712,761	$703,681	$712,761	$703,681

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

8.    PENSION AND OTHER POSTRETIREMENT BENEFITS

The Company’s employees participate in a cash balance pension plan (the “Plan”) sponsored by the Company. Under the Plan, participants are credited with an annual accrual based on years of service with the Company. The Plan balance receives an annual interest credit, currently tied to the 30-year Treasury rate that is in effect the previous November, but in no event shall the rate be less than 5%. On retirement, participants will receive a lifetime annuity based on the total cash balance in their account. The Company makes contributions to the Plan in amounts that are at least sufficient to meet the minimum funding requirements of applicable laws and regulations, but no more than amounts deductible for federal income tax purposes. Benefits under the Plan are provided through a trust and also through annuity contracts.

The Company also has an Executive Salary Protection Plan (“ESPP II”) that provides supplemental post-termination retirement income based on each participant’s final salary and years of service as an officer of the Company and is financed from life insurance policies purchased by the Company.

The Company sponsors postretirement benefit plans that cover both non-union and union employees. Retired non-union employees currently are eligible for a plan providing medical benefits, and a certain group of retired non-union employees currently participate in a plan providing life insurance benefits for which active non-union employees are no longer eligible. Additionally, certain eligible union and non-union employees have separate plans providing a lump-sum payout for unused sick days. The plans are not funded.

The components of net periodic cost for pension and other postretirement benefits for the twenty-six weeks ended March 27, 2004, and March 29, 2003 consist of the following:

	Pension Benefits		Other Postretirement Benefits
	March 27, 2004	March 29, 2003	March 27, 2004	March 29, 2003

Service cost	$2,147	$1,583	$711	$607
Interest cost	2,904	2,899	1,543	1,415
Expected return on plan assets	(2,409)	(2,299)	—	—
Amortization of prior service cost	120	—	—	—
Recognized actuarial loss (gain)	34	—	115	—

Net periodic cost (benefit)	$2,796	$2,183	$2,369	$2,022

Unified Western Grocers, Inc. and Subsidiaries

Notes to Consolidated Condensed Financial Statements (Unaudited)—(Continued)

The Company expects to contribute $4.0 million to the pension plans by September 15, 2004 for the 2003 plan year. In addition, the Company expects to make quarterly contributions of $0.8 million in April, July and October 2004 for the 2004 plan year. Any remaining 2004 plan year contributions, which will be determined when the 2004 actuarial valuation is completed, will be due on January 15, 2005 and September 15, 2005.

9.    RELATED PARTY TRANSACTIONS

On December 19, 2000, the Company initially purchased 80,000 shares of preferred stock (the “Series A-1 Preferred Shares”) of C&K Market, Inc. (“C&K”) for $8.0 million. Douglas A. Nidiffer, a director of the Company, is a shareholder, director and an officer of C&K. In connection with the stock purchase transaction, C&K executed a ten-year supply agreement and the shareholders of C&K granted to the Company a put with respect to the preferred stock, exercisable upon the occurrence of designated events including the nonpayment of permitted dividends or permitted mandatory redemption payments. The preferred stock bore a 9.5% cumulative dividend rate, with the payment of cash dividends deferred until after November 15, 2002, and then payable quarterly only if permitted by applicable loan agreements. The preferred stock was convertible into 15% of the common stock of C&K under certain circumstances. The Company received cash dividends of $0.2 million during the thirteen weeks ended December 27, 2003 and $0.7 million during the fiscal year ended September 27, 2003 in connection with the Series A-1 Preferred Shares.

During the second quarter of fiscal 2004, the Company and an unrelated third party lender approved a change in the capital structure of C&K. In connection with the recapitalization, the Company exchanged its 80,000 Series A-1 Preferred Shares valued at $8.0 million and deferred dividends of approximately $1.5 million with respect to such shares for 95,000 shares of Series A-2 Preferred Shares. The Series A-2 Preferred Shares have an 8% cumulative dividend rate, with cash dividend payments payable quarterly beginning in May 2004, subject to applicable loan agreements. The dividend rate will be adjusted on December 31, 2008 to the greater of 8% or the then current five-year U.S. Treasury Bill rate plus 5%. The carrying value of the Series A-2 Preferred Shares is $8.0 million and will accrete to the redemption value of $9.5 million over 10 years. Separately, the Company also executed a new ten-year supply agreement with C&K. The Series A-2 Preferred Shares are eligible for redemption, at the Company’s option in an amount of up to 19,000 shares per year, beginning in December 2009 and concluding in December 2013. The controlling shareholders of C&K have provided the Company with personal guarantees with respect to the redemption of preferred shares and the payment of dividends.

10.    NEW ACCOUNTING PRONOUNCEMENTS

In May 2003, the FASB issued SFAS No. 150, “Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity” (“SFAS No. 150”). This statement establishes standards for how an issuer classifies and measures certain financial instruments with characteristics of both liabilities and equity. SFAS No. 150 requires certain financial instruments that embody obligations of the issuer and have characteristics of both liabilities and equity to be classified as liabilities. Many of these instruments previously were classified as equity or temporary equity and as such, SFAS No. 150 represents a significant change in the practice in the accounting for a number of mandatorily redeemable equity instruments. SFAS No. 150 is effective for all financial instruments created or modified after May 31, 2003, and to other instruments at the beginning of the first interim period beginning after June 15, 2003, except for mandatorily redeemable financial instruments of non-public entities. For non-public entities that are SEC registrants, the implementation of the provisions of the statement with regard to mandatorily redeemable financial instruments is effective for the first fiscal period beginning after December 15, 2003. Pursuant to this statement, the Company is considered a non-public entity that is an SEC registrant. Accordingly, the Company implemented the provisions of this statement regarding mandatorily redeemable financial instruments effective with its second quarter in fiscal 2004. The adoption of this accounting pronouncement did not have a material impact on the Company’s consolidated financial statements.

In January 2003, the FASB issued FIN 46, “Consolidation of Variable Interest Entities – an Interpretation of ARB No. 51, Consolidated Financial Statements.” This interpretation addresses consolidation by business enterprises of entities in which equity investors do not have the characteristics of a controlling financial interest or do not have

Unified Western Grocers, Inc. and Subsidiaries

Notes to Consolidated Condensed Financial Statements (Unaudited)—(Continued)

sufficient equity at risk for the entity to finance its activities without additional subordinated financial support from other parties. Variable interest entities are required to be consolidated by their primary beneficiaries if they do not effectively disperse risks among the parties involved. The primary beneficiary of a variable interest entity is the party that absorbs a majority of the entity’s expected losses or receives a majority of its expected residual returns. In December 2003, the FASB amended FIN 46, now referred to as FIN 46 Revised (“FIN 46R”). The requirements of FIN 46R are effective no later than the end of the first reporting period that ends after March 15, 2004. Additionally, certain new disclosure requirements apply to all financial statements issued after December 31, 2003. During the thirteen weeks ended December 27, 2003, the Company became involved with a variable interest entity. The Company consolidated the variable interest entity at March 27, 2004 and has included the disclosure requirements of FIN 46R in Note 4 to the consolidated condensed financial statements.

In December 2003, the FASB issued revised SFAS No. 132, “Employers’ Disclosures about Pensions and Other Postretirement Benefits” (the “Statement”), which replaces existing SFAS No. 132 of the same title. All disclosure requirements now required in the existing SFAS No. 132 have been retained in the revised version. The Statement requires additional disclosures regarding types of plan assets held, investment strategies, measurement dates, plan obligations, cash flows and components of net periodic benefit cost (expense). The Statement also calls for certain information to be disclosed in financial statements for interim periods. The interim period disclosures required by this Statement were adopted by the Company for the quarter ended March 27, 2004 and are included in Note 8 to the consolidated condensed financial statements. The annual disclosures required by this Statement are effective for the Company for the fiscal year ending October 2, 2004.

In January 2004, the FASB issued FASB Staff Position No. FAS 106-1 (“FSP 106-1”) “Accounting and Disclosure Requirements Related to the Medicare Prescription Drug, Improvement and Modernization Act of 2003,” (the “Act”). FSP 106-1 addresses the accounting impact of the Act, which was signed into law on December 8, 2003. Among other features, the Act introduces a prescription drug benefit under Medicare Part D and a federal subsidy to sponsors of retiree health care plans that provide a benefit that is at least actuarially equivalent to Medicare Part D. Companies sponsoring affected postretirement benefit plans may elect to defer recognition of the impact of the Act until (1) final FASB guidance on accounting for the federal subsidy provision of the Act is issued, or (2) a significant event calling for remeasurement of a plan’s assets and obligations occurs. FSP 106-1 is effective for interim or annual financial statements of fiscal years ending after December 7, 2003. The Company has elected to defer (1) recognizing the effects of the Act, if any, on postretirement benefit expense and on the accumulated projected benefit obligation (“APBO”) pursuant to SFAS No. 106, “Employers’ Accounting for Postretirement Benefits Other Than Pensions,” and (2) providing the information related to the plan called for in SFAS No. 132, “Employers’ Disclosures about Pensions and Postretirement Benefits.” The adoption of this accounting interpretation is not expected to have a material impact on the Company’s consolidated financial statements.

In March 2004, the FASB proposed FASB Staff Position No. FAS 106-b (“FSP 106-b”) “Accounting and Disclosure Requirements Related to the Medicare Prescription Drug, Improvement and Modernization Act of 2003” that would supersede FSP 106-1. If the Company’s prescription drug benefit were to be determined actuarially equivalent to Medicare Part D, the subsidy under the Act would initially be accounted for as an actuarial experience gain that would reduce its APBO under SFAS No. 106, “Employers’ Accounting for Postretirement Benefits Other Than Pensions.” The subsidy would reduce the service cost component of postretirement benefit expense on a go-forward basis. No special disclosures are required if an employer determines that its drug benefit is not actuarially equivalent. FSP 106-b is effective for the first interim or annual period beginning after June 15, 2004. Adoption of this revised accounting interpretation, when issued, is not expected to have a material impact on the Company’s consolidated financial statements.

In November 2002, the Emerging Issues Task Force (“EITF”) released EITF Issue No. 02-16, “Accounting by a Customer (Including a Reseller) for Certain Consideration Received from a Vendor” (“Issue No. 02-16”). Issue No. 02-16 provides guidance on how a reseller should characterize the cash consideration received from a vendor and when and how the cash consideration should be recorded in its income statements. Issue No. 02-16 requires that cash consideration received from the vendor be accounted for as a reduction of inventory cost at the time of receipt and as a credit to cost of sales when the inventory is sold. If the cash consideration received from the vendor is

Unified Western Grocers, Inc. and Subsidiaries

Notes to Consolidated Condensed Financial Statements (Unaudited)—(Continued)

considered a direct, specific and incremental reimbursement of costs incurred by the reseller to sell the vendor’s products, the cash consideration is treated as a reduction of such selling costs. Pursuant to Issue No. 02-16, allowances that relate to specific purchase quantities are recorded as a component of inventory cost and recognized as a credit to cost of sales when the item is sold based on a systematic and rational methodology. The adoption of Issue No. 02-16 did not have a material impact on the Company’s consolidated financial statements.

In November 2003, the EITF reached a consensus on EITF Issue No. 03-10, “Application of Issue No. 02-16 by Resellers to Sales Incentives Offered to Consumers by Manufacturers” (“Issue No. 03-10”). Issue No. 03-10 addresses the accounting for manufacturer sales incentives offered directly to consumers, including manufacturer coupons. According to Issue No. 03-10, manufacturers’ sales incentives offered directly to consumers that do not meet certain criteria should be reflected as a reduction of revenue in the financial statements of a reseller. The consensus applies to new arrangements, including modifications to existing arrangements, entered into in fiscal periods beginning after November 25, 2003. Accordingly, $20.6 million and $18.8 million of such consideration in the 13-week period of fiscal 2004 and 13-week period of fiscal 2003, respectively, and $44.8 million and $41.0 million for the 26-week period of fiscal 2004 and the 26-week period of fiscal 2003, respectively, have been classified as a reduction in cost of sales with a corresponding reduction in net sales.

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

FORWARD-LOOKING INFORMATION

This report contains “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995. These statements relate to expectations concerning matters that (a) are not historical facts, (b) predict or forecast future events or results, or (c) embody assumptions that may prove to have been inaccurate. Also, when we use words such as “believes,” “expects,” “anticipates” or similar expressions, we are making forward-looking statements. Although Unified Western Grocers, Inc. (the “Company” or “Unified”) believes that the expectations reflected in such forward-looking statements are reasonable, we cannot give you any assurance that such expectations will prove correct. Future results are subject to numerous factors, many of which are beyond our control. Important factors that could cause actual results to differ materially from the Company’s expectations include, without limitation, the factors discussed under the captions “Risk Factors” and “Critical Accounting Policies” below and elsewhere in the Company’s documents filed with the Securities and Exchange Commission. All forward-looking statements attributable to the Company are expressly qualified in their entirety by the factors that may cause actual results to differ materially from anticipated results. The Company assumes no obligation to update or correct the forward-looking statements in this report to reflect subsequent events or actual results.

COMPANY OVERVIEW

General

Unified is a grocery wholesaler serving grocery operators in California, Oregon, Washington, Idaho, Nevada, Arizona, Hawaii, Colorado, Utah and certain U.S. territories in the South Pacific and elsewhere. The Company sells a wide variety of products to its customers, who are primarily independent grocers. Products sold include dry grocery, frozen food, deli, meat, dairy, eggs, produce, bakery, gourmet, specialty foods and general merchandise products. The Company also provides support services to its patrons, including member financing for the purchase of inventory, equipment and leasehold improvements, and various insurance products including workers’ compensation, general liability, auto, and directors’ and officers’ insurance. The Company’s marketing platform is built on offering its customers better value than is available elsewhere by combining competitive pricing with superior selection, quality, timely delivery, service and convenience. Specific products and services available to patrons vary depending on their location.

Unified does business primarily with those customers that qualify and have been accepted as “member-patrons.” To realize the benefits of membership in the cooperative, member-patrons are required to meet specific member capitalization requirements. Member capitalization requirements, as set forth in the Company’s Bylaws, include a combination of capital stock ownership, required cash deposits and patronage dividend certificates. Unified establishes for its member-patrons minimum purchase requirements. A patron that does not meet member-patron purchase requirements may conduct business with Unified either as an “associate-patron” or as a customer on a non-patronage basis. The earnings of the Company’s subsidiaries and non-patronage business of the cooperative are retained by the Company, while the earnings of the parent company attributable to patronage business conducted with its member-patrons and associate-patrons (collectively the “members”) are generally distributed to its patrons in the form of patronage dividends.

The Company’s wholesale distribution segment represents approximately 99% of the Company’s total sales and includes the results of operations from the sale of food and general merchandise products to both member and non-member independent and chain supermarket operators. The Company’s insurance segment accounts for approximately 1% of total sales. The Company’s other support businesses, including its finance subsidiary, collectively account for less than 1% of total sales. The Company also operates its own bakery and fluid milk bottling manufacturing facilities in Southern California. Patronage earnings are based on the combined results of the Company’s three patronage earnings divisions: the Southern California and Pacific Northwest Dairy Divisions and the Cooperative Division. The Company also does business on a non-patronage basis in the wholesale distribution segment through its specialty food company and international sales division and with non-member customers of the cooperative.

The Company distributes its products from warehouse and manufacturing facilities located in Los Angeles, Commerce, Santa Fe Springs, Stockton, Hayward, Livermore and Fresno, California and Milwaukie, Oregon.

The Grocery Industry

The grocery industry, including the wholesale food distribution business, is highly competitive and characterized by relatively high volume and low profit margins. As a result of heightened competition, the grocery industry has trended towards vertical integration, alternative format grocery stores (including warehouse club stores and super-centers) and consolidation among competing organizations. The drivers of consolidation include the need to globalize as a defensive move and to increase efficiency, sales and resource sharing. All of these drivers are central to enabling an organization to achieve its strategic and financial objectives easier than it could on its own.

Technology has played a significant role in the shift of market share and the overall shape of the grocery industry as companies continue to use technology to gain efficiencies and reduce costs. As chain supermarkets increase in size and alternative format grocery stores gain market share, the Company’s members, consisting primarily of independent grocers, are further challenged to compete.

In helping its customers remain competitive, the Company places emphasis on providing a high quality and diverse line of products, competitive service fees and timely and reliable deliveries. The Company also provides a wide range of other services, such as member financing and insurance to further support the member’s business. Despite the competitive environment, certain members have been successful in competing to maintain or grow market share by focusing on niche markets.

Looking Ahead

In order to grow and strengthen its sales volume, the Company is continually expanding and replenishing its member base by adding new members to the cooperative, providing support to existing members who are remodeling or opening new stores and helping retailers introduce new products to meet changing consumer demand. For fiscal 2004, Unified is putting new emphasis on the sale of perishable products and other merchandise generally found in the perimeter layout of retail grocery stores. Such items include produce, service deli, meat and seafood. The Company’s new perishables initiative will not only help retailers improve their competitiveness in the marketplace, it will funnel more sales through Unified and enhance its ability to serve as a “single source” for its members and customers.

Demographic changes are also supporting the growth of the Company. For example, while the vast majority of Unified’s Southern California members and customers operating retail stores are in Los Angeles and San Diego metropolitan areas, many retailers are looking to the eastern portion of the region for new opportunities to grow their businesses, such as Las Vegas, Phoenix and Tucson.

Unified supports growth throughout the region by working closely with vendors to offer promotions on fast-moving products to the membership, by supporting and sponsoring major events that help promote grocery sales at the retail level, and by improving the efficiency of its distribution system. The Company is creating a new distribution model designed to allow orders to be filled and delivered more efficiently than before. Keeping the Company’s distribution system efficient enables Unified to continue to offer products and services to retailers at the lowest cost possible.

Specific improvements in the Company’s various divisions include the investment by the Company’s dairy in new material handling equipment for the loading dock, enabling employees to handle product more efficiently. Investments in research and development resulted in a redesigned milk container that was introduced to retailers during fiscal 2003. Additionally, a flavored milk program is in process and is expected to be the dairy’s next major product roll-out. In the Los Angeles bakery, the introduction of several new upscale and Hispanic products drove an increase in sales in fiscal 2003 and is expected to continue to do so in the coming year.

Both the dairy and bakery continue to partner with large food manufacturers, building sales in the category, providing a wider selection of quality products, and capitalizing on deals or promotional allowances.

RESULTS OF OPERATIONS

The following table sets forth the percentage of total revenues represented by certain items reflected in the Company’s statements of earnings for the periods indicated and the percentage increase or decrease in such items over the prior period.

	Thirteen Weeks Ended		% Change	Twenty-Six Weeks Ended		% Change
Fiscal Period Ended	March 27, 2004	March 29, 2003	Thirteen Weeks	March 27, 2004	March 29, 2003	Twenty-Six Weeks

Net sales	100.0%	100.0%	16.5%	100.0%	100.0%	17.0%
Cost of sales	90.0	89.1	17.7	90.2	89.2	18.2
Distribution, selling and administrative expenses	8.3	9.2	5.7	8.2	9.1	6.2

Operating income	1.7	1.7	13.0	1.6	1.7	10.0
Interest expense	(0.6)	(0.9)	(28.8)	(0.6)	(0.9)	(24.1)
Estimated patronage dividends	(0.8)	(0.5)	105.1	(0.7)	(0.5)	59.8
Income taxes	(0.1)	(0.1)	(9.7)	(0.1)	(0.1)	14.1

Net earnings	0.2%	0.2%	19.8%	0.2%	0.2%	36.9%

POST QUASI-REORGANIZATION

THIRTEEN WEEK PERIOD ENDED MARCH 27, 2004 (“2004 PERIOD”) COMPARED TO THE THIRTEEN WEEK PERIOD ENDED MARCH 29, 2003 (“2003 PERIOD”)

Overview of the 2004 Period.    The Company’s consolidated operating income improved by $1.4 million to $11.9 million in the 2004 Period compared to $10.5 million in the 2003 Period. The operating income for the Company’s Wholesale Distribution segment improved over the 2003 Period, but was offset in part by a decline in the Insurance and All Other business segments. As discussed in Note 10 of the Notes to Consolidated Condensed Financial Statements in Item 1, the Company adopted EITF Issue No. 03-10 as of the beginning of its second fiscal quarter, which requires manufacturers’ sales incentives offered directly to consumers that do not meet certain criteria to be reflected as a reduction of revenue in the financial statements of a reseller. Accordingly, $20.6 million and $18.8 million of such consideration has been classified as a reduction in cost of sales with a corresponding reduction in net sales for the 13-week 2004 and 2003 Periods, respectively.

•	Wholesale Distribution Segment: The Wholesale Distribution segment realized an overall net improvement in operating income of $3.3 million to $13.1 million in the 2004 Period compared to $9.8 million in the 2003 Period due to higher net sales and continued improvement in facility productivity, offset in part by an increase in cost of sales and workers’ compensation expense.

The Company operates primarily within three marketing areas made up of its Southern California, Northern California and Pacific Northwest Divisions. Each division experienced sales growth through a combination of new membership, new stores added by existing members net of closed stores, and same store sales growth.

On October 5, 2003 a multi-employer union labor contract between the United Food and Commercial Workers (“UFCW”) and various retailers including three major Southern California grocery retailers expired. On October 11, 2003, members of the UFCW in Southern California went on strike against one of the grocery retailers. In response, the other two major grocery retailers locked out the UFCW workers until a contract settlement was reached. On February 29, 2004, the UFCW announced that its members had ratified a new contract with the three major retailers. Some of the Company’s employees and a small number of the Company’s member-patrons’ employees, none of whom were on strike, are members of the UFCW. As a result of the strike, the Company estimates that sales increased approximately $55.0 million during the 2004 Period as consumers continued patronizing the Company’s independent grocery retailers rather than the larger grocery retail chains targeted by the strike.

The sales volume increases in the Northern California and Pacific Northwest Divisions were not impacted by the strike.

The Company’s sales mix changed slightly to accommodate the volume increase related to the strike as its customers began ordering a different mix of products to accommodate the new retail customers. The increase in cost of sales and expenses related to efforts to support the additional strike volume is not expected to continue beyond the strike period.

The Company experienced a net increase in distribution, selling and administrative expenses during the 2004 Period. Labor costs increased at the Company’s distribution centers to support the additional sales volume in each of the Company’s three Divisions. Higher costs were also incurred for workers’ compensation, employee health and welfare, and general cost of living increases.

•	Insurance Segment: Operating income declined $1.2 million in the Company’s Insurance segment to a loss of $1.4 million in the 2004 Period compared to a loss of $0.2 million in the 2003 Period. The decrease was primarily due to increased workers’ compensation reserve requirements.

•	All Other Segment: The All Other segment primarily consists of the Company’s finance subsidiary and the consolidation of the third party entity as discussed in Note 4 of the Notes to Consolidated Condensed Financial Statements in Item 1. Operating income declined $0.7 million to $0.2 million in the 2004 Period compared to income of $0.9 million in the 2003 Period. The decline in earnings is due to $0.4 million of expenses related to closed retail store sites that have been sold to a third party noted above and a reduction in earnings at the Company’s finance subsidiary of $0.4 million. These reductions were partially offset by the closure of certain unprofitable subsidiaries in the 2003 Period, resulting in expense reductions of $0.1 million.

The following tables summarize the performance of each business segment for the 2004 and 2003 Periods.

Wholesale Distribution Segment (dollars in thousands)

	Thirteen Weeks Ended
	March 27, 2004	March 29, 2003	Difference

Gross sales	$731,330	$631,250	$100,080
Inter-segment eliminations	13	(4,357)	4,370

Net sales	731,343	626,893	104,450
Cost of sales	658,665	559,851	98,814
Distribution, selling and administrative expenses	59,551	57,213	2,338

Operating income	$13,127	$9,829	$3,298

Insurance Segment (dollars in thousands)

	Thirteen Weeks Ended
	March 27, 2004	March 29, 2003	Difference

Gross sales	$8,611	$9,958	$(1,347)
Inter-segment eliminations	(1,106)	(2,799)	1,693

Net sales	7,505	7,159	346
Cost of sales	6,945	5,596	1,349
Distribution, selling and administrative expenses	2,004	1,773	231

Operating income (loss)	$(1,444)	$(210)	$(1,234)

All Other Segment (dollars in thousands)

	Thirteen Weeks Ended
	March 27, 2004	March 29, 2003	Difference

Gross sales	$391	$386	$5
Inter-segment eliminations	(21)	(66)	45

Net sales	370	320	50
Cost of sales		(1)	1
Distribution, selling and administrative expenses	159	(586)	745

Operating income (loss)	$211	$907	$(696)

Net sales.    Consolidated net sales increased $104.8 million to $739.2 million in the 2004 Period compared to the 2003 Period.

•	Wholesale Distribution Segment: Net wholesale distribution sales increased $104.5 million to $731.3 million in the 2004 Period compared to the 2003 Period. Wholesale distribution sales increased by approximately $48.6 million due primarily to new membership, the distribution volume of existing member-patrons’ expansion to new store locations, and growth in perimeter-store products such as meat, produce and other perishable products.

Sales to stores competing with the three major grocery retailers that were on strike were estimated to be approximately $55.0 million higher compared to the 2003 Period. However, an exact measurement of the impact of the strike on sales cannot be easily determined due to the many variables involved.

The Company also experienced a reduction in sales due to transitional non-member chain customers that began sourcing specialty grocery products from other suppliers resulting in reduced sales of approximately $3.5 million compared to the 2003 Period.

The Company’s exit from its retail operations, described in Note 2 of the Notes to Consolidated Condensed Financial Statements in Item 1, resulted in a decrease of $4.4 million in inter-segment eliminations.

•	Insurance Segment: Net sales increased $0.3 million to $7.5 million in the 2004 Period compared to the 2003 Period. The increase was the result of an increase in premium rates on insurance policies written by the Company’s insurance subsidiaries.

•	All Other Segment: Net sales for the 2004 period were $0.4 million and were comparable to the 2003 period.

Cost of sales.    Consolidated cost of sales were $665.6 million for the 2004 Period and $565.4 million for the 2003 Period and comprised 90.0% and 89.1% of consolidated net sales for the 2004 and 2003 Periods, respectively.

•	Wholesale Distribution Segment: Cost of sales increased by $98.8 million to $658.7 million in the 2004 Period. As a percentage of net wholesale sales, cost of sales was 90.1% and 89.3% for the 2004 and 2003 Periods, respectively. The increase in cost of sales as a percentage of net wholesale sales was primarily due to the efforts to support the additional volume in Southern California related to the UFCW strike. As a result of the strike, customers from the larger grocery retail chains began patronizing stores supplied by the Company. This influx of new customers altered the Company’s normal sales mix. This resulted in an overall increase in the cost of sales and had the temporary effect of lowering the overall gross profit percentage.

•	Insurance Segment: Cost of sales increased by $1.3 million to $6.9 million in the 2004 Period compared to the 2003 Period. The increase was primarily attributable to an increase in workers’ compensation insurance reserves due to higher development on claim losses.

Distribution, selling and administrative.    Consolidated distribution, selling and administrative expenses were $61.7 million and $58.4 million in the 2004 Period and 2003 Period respectively and comprised 8.3% and 9.2% of net sales for the 2004 and 2003 Periods, respectively.

•	Wholesale Distribution Segment: Distribution, selling and administrative expenses of $59.6 million for the 2004 Period were $2.3 million higher than in the 2003 Period and comprised 8.1% and 9.1% of net wholesale sales for the 2004 and 2003 Periods, respectively. Several factors contributed to this overall change.

The increase in sales allowed the Company to leverage fixed costs, thereby reducing costs as a percent of sales. Workers’ compensation costs increased $2.7 million in the 2004 period compared to the 2003 period. The Company is self insured up to $300,000 per incident with a stop loss coverage policy over that amount. The increase was due to higher development on claim losses. Wage and benefit costs increased $1.8 million, primarily in the Company’s warehouse and transportation operations as a result of the increased sales volume.

Offsetting these increases, the Company experienced a $1.4 million decrease in equipment, supplies and utility costs.

The remaining decrease of $0.8 million was made up of other less significant expense changes.

•	Insurance Segment: Distribution, selling and administrative expenses for the Insurance segment were $2.0 million for the 2004 Period, which were $0.2 million higher than the 2003 Period due to general inflationary cost increases.

•	All Other Segment: Distribution, selling and administrative expenses for the Company’s All Other business segment for the 2004 Period were $0.2 million compared to a credit of $0.6 million for the 2003 Period. The Company’s finance subsidiary expenses increased $0.4 million compared to the 2003 Period due to loan collection activity that occurred in the 2003 Period but did not recur in the 2004 Period. In addition, the Company reserved an additional $0.4 million related to leases on closed retail store sites that have been sold to a third party as discussed in Note 4 of the Notes to Consolidated Condensed Financial Statements in Item 1. The need for additional reserves is dependent upon the third party’s ability to develop the sites and subsequently sell or sublease them to an outside party.

Interest.    Interest expense was $4.2 million and $5.9 million and comprised 0.6% and 0.9% of consolidated net sales for the 2004 and 2003 Periods, respectively.

Interest expense on the Company’s primary debt instruments declined $0.9 million over the 2003 Period. Of the $0.9 million decline in expense, $0.4 million related to a reduction in the weighted average borrowings and $0.5 million related to a reduction in rates.

•	Weighted Average Borrowings: Borrowings declined $29.5 million related to working capital improvements, the Company’s equity enhancement program, the exit from the Company’s retail operations and improved cash flow from operations.

•	Interest Rate Reduction: The Company’s effective borrowing rates for the 2004 and 2003 Periods were 5.3% and 6.1%, respectively. Two factors contributed equally to the decline in interest rates. First, the Company realized a reduction in rates due to its achieving certain financial results, and secondarily, the overall market rate of interest declined over the 2003 Period. The Company believes it will be able to sustain the financial performance measures required to maintain the current interest rate margins.

Estimated patronage dividends.    Estimated patronage dividends for the 2004 Period were $5.8 million, compared to $2.8 million in the 2003 Period. Estimated patronage dividends for the 2004 Period consisted of the patronage earnings from the Company’s three patronage pools: the Southern California and Pacific Northwest Dairy Divisions and the Cooperative Division. For the 2004 Period, the Company had patronage earnings of $2.6 million in the Southern California Dairy Division, $0.1 million in the Pacific Northwest Dairy Division and $3.1 million in the Cooperative Division. In the 2003 Period, the Company had patronage earnings of $2.5 million in the Southern California Dairy Division, $0.1 million in the Pacific Northwest Dairy Division and $0.2 million in the Cooperative Division.

Income taxes.    Income tax expense was $0.7 million for the 2004 Period compared to $0.8 million for the 2003 Period. The Company’s effective income tax rate was 36% for the 2004 Period compared to 43% for the 2003 Period. The lower effective income tax rate in the 2004 Period reflects the impact of permanent differences between book and taxable income.

TWENTY-SIX WEEK PERIOD ENDED MARCH 27, 2004 (“2004 PERIOD”) COMPARED TO THE TWENTY-SIX WEEK PERIOD ENDED MARCH 29, 2003 (“2003 PERIOD”)

Overview of the 2004 Period.    The Company’s consolidated operating income improved by $2.3 million to $24.9 million in the 2004 Period compared to $22.6 million in the 2003 Period. The operating income for the Company’s Wholesale Distribution segment improved over the 2003 Period but was offset in part by a decline in the Insurance and All Other business segments. As discussed in Note 10 of the Notes to Consolidated Condensed Financial Statements in Item 1, the Company adopted EITF Issue No. 03-10 as of the beginning of its second fiscal quarter, which requires manufacturers’ sales incentives offered directly to consumers that do not meet certain criteria to be reflected as a reduction of revenue in the financial statements of a reseller. Accordingly, $44.8 million and $41.0 million of such consideration has been classified as a reduction in cost of sales with a corresponding reduction in net sales for the 26-week 2004 and 2003 Periods, respectively.

•	Wholesale Distribution Segment: The Wholesale Distribution segment realized an overall net improvement in operating income of $5.1 million to $25.9 million in the 2004 Period compared to $20.8 million in the 2003 Period due to higher net sales and continued improvement in facility productivity offset in part by an increase in cost of sales.

The Company operates primarily within three marketing areas made up of its Southern California, Northern California and Pacific Northwest Divisions. Each Division experienced sales growth through a combination of new membership, new stores added by existing members, and same store sales growth.

As a result of the UFCW strike the Company estimates that sales increased approximately $115.0 million during the 2004 Period as consumers began patronizing the Company’s independent grocery retailers rather than the larger grocery retail chains targeted by the strike.

The sales volume increases in the Northern California and Pacific Northwest Divisions were not impacted by the strike.

The Company’s sales mix changed slightly to accommodate the volume increase related to the strike as its customers began ordering a different mix of products to accommodate the new retail customers. The increase in cost of sales and expenses related to efforts to support the additional strike volume is not expected to continue beyond the strike period.

The Company experienced a net increase in distribution, selling and administrative expenses during the 2004 Period. Labor costs increased at the Company’s distribution centers to support the additional sales volume in each of the Company’s three Divisions. Higher costs were also incurred for workers’ compensation, employee health and welfare, and general cost of living increases.

•	Insurance Segment: The Insurance segment experienced further claims loss development activity in the 2004 Period, resulting in an operating loss of $1.6 million in the 2004 Period versus an operating profit of $0.4 million in the 2003 Period. This change resulted in a net decline in operating income of $2.0 million. The increase in losses is primarily due to increased workers’ compensation reserve requirements.

•	All Other Segment: The All Other Segment primarily consists of the Company’s finance subsidiary and the consolidation of a third party entity as discussed in Note 4 of the Notes to Consolidated Condensed Financial Statements in Item 1. Operating income declined $0.8 million to $0.6 million in the 2004 Period compared to income of $1.4 million in the 2003 Period. The decline in earnings is due to $0.4 million of expenses related to closed retail store sites that have been sold to a third party noted above and a reduction in earnings at the Company’s finance subsidiary of $0.4 million.

The following tables summarize the performance of each business segment for the 2004 and 2003 Periods.

Wholesale Distribution Segment

(dollars in thousands)

	Twenty-Six Weeks Ended
	March 27, 2004	March 29, 2003	Difference

Gross sales	$1,523,359	$1,311,002	$212,357
Inter-segment eliminations	(540)	(12,476)	11,936

Net sales	1,522,819	1,298,526	224,293
Cost of sales	1,374,528	1,162,432	212,096
Distribution, selling and administrative expenses	122,359	115,298	7,061

Operating income	$25,932	$20,796	$5,136

Insurance Segment

(dollars in thousands)

	Twenty-Six Weeks Ended
	March 27, 2004	March 29, 2003	Difference

Gross sales	$18,125	$18,616	$(491)
Inter-segment eliminations	(4,297)	(5,373)	1,076

Net sales	13,828	13,243	585
Cost of sales	11,669	9,319	2,350
Distribution, selling and administrative expenses	3,765	3,462	303

Operating income (loss)	$(1,606)	$462	$(2,068)

All Other Segment

(dollars in thousands)

	Twenty-Six Weeks Ended
	March 27, 2004	March 29, 2003	Difference

Gross sales	$815	$3,097	$(2,282)
Inter-segment eliminations	(44)	(986)	942

Net sales	771	2,111	(1,340)
Cost of sales	0	560	(560)
Distribution, selling and administrative expenses	221	197	24

Operating income	$550	$1,354	$(804)

Net sales.    Consolidated net sales increased $223.5 million to $1.5 billion in the 2004 Period compared to the 2003 Period.

•	Wholesale Distribution Segment: Net wholesale distribution sales increased $224.3 million to $1.5 billion in the 2004 Period compared to the 2003 Period. Wholesale distribution sales increased by approximately $106.3 million due primarily to new membership, the distribution volume of existing member-patrons’ expansion to new store locations, and growth in perimeter-store products such as meat, produce and other perishable products.

Sales to stores competing with the three major grocery retailers were estimated to be approximately $115.0 million higher compared to the 2003 Period. However, an exact measurement of the impact of the strike on sales cannot be easily determined due to the many variables involved.

The Company also experienced a reduction in sales due to transitional non-member chain customers that began sourcing specialty grocery products from other suppliers resulting in reduced sales of approximately $8.9 million compared to the 2003 Period.

The Company’s exit from its retail operations resulted in a decrease of $11.9 million in inter-segment eliminations.

•	Insurance Segment: Insurance revenues increased $0.6 million to $13.8 million for the 2004 Period compared to the 2003 Period. The increase in revenues is primarily due to higher premiums on workers’ compensation coverage in the State of California.

•	All Other Segment: Net sales decreased $1.4 million to $0.8 million in the 2004 Period compared to the 2003 Period. The decline in net sales is due to the Company closing its printing, transportation and security subsidiaries pursuant to the Board’s resolution on December 28, 2002 to exit all unprofitable subsidiaries.

Cost of sales.    Consolidated cost of sales was $1.4 billion for the 2004 Period and $1.2 billion for the 2003 Period and comprised 90.2% and 89.2% of consolidated net sales for the 2004 and 2003 Periods, respectively.

•	Wholesale Distribution Segment: Cost of sales increased by $212.1 million to $1.4 billion in the 2004 Period. As a percentage of net wholesale sales, cost of sales was 90.3% and 89.5% for the 2004 and 2003 Periods, respectively. The increase in cost of sales as a percentage of net wholesale sales was primarily due to the efforts to support the additional volume in Southern California related to the UFCW strike. As a result of the strike, customers from the larger grocery retail chains began patronizing stores supplied by the Company. This influx of new customers altered the Company’s normal sales mix. The increase in cost of sales related to efforts to support the additional strike volume is not expected to continue beyond the strike period.

•	Insurance Segment: Cost of sales increased by $2.4 million to $11.7 million in the 2004 Period compared to the 2003 Period. The insurance subsidiary recorded a $2.4 million increase primarily related to the workers compensation reserve requirements due to increasing development on claim losses.

•	All Other Segment: Cost of sales decreased by $0.6 million for the 2004 Period as compared to the 2003 Period. The decrease is due to the closure of certain unprofitable subsidiaries in the 2003 Period.

Distribution, selling and administrative.    Consolidated distribution, selling and administrative expenses were $126.4 million and $119.0 million and comprised 8.2% and 9.1% of net sales for the 2004 and 2003 Periods, respectively.

•	Wholesale Distribution Segment: Distribution, selling and administrative expenses of $122.4 million for the 2004 Period were $7.1 million higher than in the 2003 Period and comprised 8.0% and 8.9% of net wholesale sales for the 2004 and 2003 Periods, respectively. Several factors contributed to this overall change.

The increase in sales allowed the company to leverage fixed costs, thereby reducing costs as a percent of sales. Workers’ compensation costs increased $5.6 million in the 2004 period compared to the 2003 period. The company is self insured up to $300,000 per incident with a stop loss coverage policy over that amount. The increase was due to higher cost development on loss claims.

Wage and benefit costs increased $3.5 million in the Company’s warehouse and transportation operations as a result of the increased sales volume due to the strike.

Offsetting these increases the Company experienced a $2.7 million decrease in equipment, supplies and utility costs.

The remaining increase of $0.7 million was made up of other less significant expense changes.

•	Insurance Segment: Distribution, selling and administrative expenses for the Insurance segment were $3.8 million for the 2004 Period, which were $0.3 million higher than the 2003 Period due to general inflationary cost increases.

•	All Other Segment: Distribution, selling and administrative expenses for the Company’s All Other business segment for the 2004 Period were $0.2 million and were comparable to the 2003 Period.

Interest.    Interest expense was $9.0 million and $11.9 million and comprised 0.6% and 0.9% of consolidated net sales for the 2004 and 2003 Periods, respectively.

Interest expense on the Company’s primary debt instruments declined $1.7 million over the 2003 Period. Of the $1.7 million decline in expense, $0.9 million related to a reduction in the weighted average borrowings and $0.8 million related to a reduction in rates.

•	Weighted Average Borrowings: Borrowings declined $32.6 million related to working capital improvements, the Company’s equity enhancement program, the exit from the Company’s retail operations and improved cash flow from operations.

•	Interest Rate Reduction: The Company’s effective borrowing rates for the 2004 and 2003 Periods were 5.5% and 6.2%, respectively. Two factors contributed equally to the decline in interest rates. First, the Company realized a reduction in rates due to its achieving certain financial results and secondarily, the overall market rate of interest declined over the 2003 Period. The Company believes it will be able to sustain the financial performance measures required to maintain the current interest rate margins.

Estimated patronage dividends.    Estimated patronage dividends for the 2004 Period were $10.8 million, compared to $6.8 million in the 2003 Period. Estimated patronage dividends for the 2004 Period consisted of the patronage earnings from the Company’s three patronage pools: the Southern California and Pacific Northwest Dairy Divisions and the Cooperative Division. For the 2004 Period, the Company had patronage earnings of $5.4 million in the Southern California Dairy Division, $0.2 million in the Pacific Northwest Dairy Division and $5.2 million in the Cooperative Division. In the 2003 Period, the Company had patronage earnings of $5.2 million in the Southern California Dairy Division, $0.2 million in the Pacific Northwest Dairy Division and $1.4 million in the Cooperative Division.

Income taxes.    Income tax expense was $1.9 million for the 2004 Period compared to $1.6 million for the 2003 Period. The Company’s effective income tax rate was 37% for the 2004 Period compared to 42% for the 2003 Period. The lower effective income tax rate in the 2004 Period reflects permanent differences between book and taxable income.

LIQUIDITY AND CAPITAL RESOURCES

The Company believes that the combination of cash flows from operations, current cash balances, plus its equity enhancement plan, and available lines of credit, will be sufficient to meet liquidity and capital resource requirements in fiscal 2004.

In fiscal 2002, the Company implemented the first part of its equity enhancement plan for the purpose of retaining more equity in the Company for future investment in the business and other infrastructure improvements. In November 2002, the Company amended its Bylaws, increasing the required holdings of Class A Shares from 100 Shares in fiscal 2002 to 350 Shares by the end of fiscal 2007. In addition, in fiscal 2003, the Company introduced a new class of capital stock, denominated “Class E Shares.” The new Class E Shares were issued as part of the patronage dividends issued in fiscal 2003 for the Cooperative Division and may be issued in future years at the discretion of the Board. Accordingly, improvement in member capital is expected to continue in future years as more cash is retained by the Company rather than paid as a component of the patronage dividend for the Cooperative Division. In addition, the infusion of cash from the increased Class A Share requirement is expected to continue the improvement in member capital in future years.

In addition, the Company refinanced its $200.0 million revolving credit agreement on December 5, 2003 with a new $225.0 million revolving credit agreement. The expanded facility, combined with borrowing levels under the new facility of $99.0 million at March 27, 2004, increases the availability of capital accessible by the Company.

The Company’s exit from its retail business in fiscal 2003 further benefited the Company’s cash position by allowing it to preserve working capital that would otherwise have been used to fund the unprofitable retail operations. Net cash used by retail operations was approximately $7.1 million during the first twenty-six weeks of fiscal 2003 and $3.4 million during the first twenty-six weeks of fiscal year 2004.

CASH FLOW

The positive impact of initiatives implemented in the 2003 Period was retained and further improved in the 2004 Period (twenty-six weeks). As a result, overall, net cash consisting of cash and cash equivalents generated from operations was $14.6 million for the 2004 Period compared to $18.1 million for the 2003 Period. The decrease in net cash from continuing operations for the 2004 Period consisted of cash provided from operating activities of $42.7 million offset by amounts used in investing activities of $7.3 million and financing activities of $20.8 million. Cash used by discontinued operations was $3.4 million and $7.1 million for the 2004 and 2003 Periods, respectively (See Note 2 of the Notes to Consolidated Condensed Financial Statements in Item 1). Working capital was $97.8 million and $109.4 million and the current ratio was 1.3 and 1.4 at March 27, 2004 and September 27, 2003, respectively.

Operating Activities:    Net cash provided by operating activities decreased by $23.8 million to $42.7 million for the 2004 Period compared to $66.5 million for the 2003 Period. The lower operating cash compared to the 2003 Period was attributable to the impact of initiatives implemented in the 2003 Period that continued to benefit the 2004 Period, but at a reduced amount as the Company achieved improved inventory and accounts receivable levels relative to its operational requirements. While the Company will continue to improve its operations, the impact of these improvements will not be as dramatic as was experienced previously in the 2003 Period. During the 2004 Period, the Company experienced positive cash flows as a result of decreases in accounts and notes receivable, inventories and prepaid expenses of $13.8 million and a net increase in accounts payable, accrued liabilities and other long-term liabilities of $9.9 million.

Investing Activities:    Net cash used in investing activities increased by $0.6 million to $7.3 million for the 2004 Period compared to $6.7 million utilized in the 2003 Period. The increase in investing activities was due mainly to increases in net investments of $4.3 million by the Company’s insurance subsidiary, consisting of the purchase and sale of securities to replace maturing investments in its portfolio and to finance increased reserve requirements, as well as increases in other assets of $2.0 million primarily for increases in insurance deposit requirements and increases in other capital expenditures of $2.2 million. Additionally, cash provided by long-term notes receivable decreased by $7.9 million, reflecting a reduction in new loans extended to member-patrons and principal payments received on existing loans with member-patrons by the Company’s financing subsidiary. The Company presently has no material commitments for capital expenditures and expects that fiscal 2004 capital expenditures will be consistent with those of fiscal 2003. Spending on investing activities is expected to be funded by existing cash balances, cash generated from operations or additional borrowings.

Financing Activities:    Net cash utilized by financing activities was approximately $20.8 million for the 2004 Period compared to $41.7 million for the 2003 Period. The decrease in financing activities reflected the Company’s ability to meet operating and capital spending requirements using cash provided by operating activities.

CONTRACTUAL OBLIGATIONS

At March 27, 2004, the Company was contingently liable with respect to 19 lease guarantees for certain member-patrons with commitments expiring through 2017. The Company believes the locations underlying these leases are marketable and, accordingly, that it will be able to recover a substantial portion of the guaranteed amounts in the event the Company is required to satisfy its obligations under the guarantees. In addition to the lease guarantees, the Company also guarantees certain third-party loans issued to member-patrons and standby letters of credit to certain vendors. Accordingly, the Company would be required to pay these obligations in the event of default by the member-patron.

During the twenty-six weeks ended March 27, 2004, the Company entered into a lease guarantee with one of its member-patrons. The guarantee has a ten-year term, and as of March 27, 2004, the maximum potential amount of future payments that the Company could be required to make as a result of the member-patron’s non-payment of rent is approximately $3.2 million. Pursuant to Financial Accounting Standards Board Interpretation No. 45, “Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others,” Unified has recorded a liability in connection with this guarantee arrangement. This liability, which amounts to approximately $0.1 million at March 27, 2004, represents the premium receivable from the member-patron as consideration for the guarantee, and is deemed to be the fair value of the lease guarantee. The Company does not believe, based on historical experience and information currently available, that it is probable that any amounts will be required to be paid under this guarantee arrangement.

The Company’s contractual obligations and commercial commitments at March 27, 2004 are summarized as follows:

(dollars in thousands)

	Payments due by period
Contractual Obligations	Total	Less than 1 year	1-3 years	4-5 years	More than 5 years

Senior secured notes	$101,649	$5,672	$12,748	$43,131	$40,098
Revolving lines of credit	99,000	—	—	99,000	—
Capital lease obligations	1,845	1,462	383	—	—
Other long-term obligations	15,855	2,952	12,287	616	—
Secured borrowings to banks, including standby repurchase obligations	4,096	566	3,513	17	—

Total contractual cash obligations	$222,445	$10,652	$28,931	$142,764	$40,098

(dollars in thousands)

	Payments due by period
Other Commercial Commitments	Total	Less than 1 year	1-3 years	4-5 years	More than 5 years

Standby letters of credit	$8,173	—	$8,173	—	—
Lease and loan guarantees	33,119	6,180	15,487	6,992	4,460

Total commercial commitments	$41,292	$6,180	$23,660	$6,992	$4,460

OUTSTANDING DEBT AND OTHER FINANCING ARRANGEMENTS

The Company’s notes payable and scheduled maturities are summarized as follows:

(dollars in thousands)

	March 27, 2004	September 27, 2003

Senior secured notes expiring April 1, 2008, (interest rate of 7.72% and 7.97% at March 27, 2004 and September 27, 2003, respectively) approximately $854 principal and interest payable monthly through April 1, 2008, remaining $36.0 million due April 1, 2008	$60,568	$63,146

Senior secured notes expiring October 1, 2009, payable monthly, interest only (interest rate of 8.71% and 8.96% at March 27, 2004 and September 27, 2003, respectively)	41,081	41,180

Notes to banks under the new $225.0 million secured revolving credit agreement expiring December 5, 2007 and the former $200.0 million secured revolving credit agreement, interest rate at the lender’s base rate plus 0. 50% or adjusted LIBOR (1.10% plus 1.75% at March 27, 2004 and 1.14% plus 2.50% at September 27, 2003)	99,000	118,000

Secured borrowings to banks, collateralized by member loans receivable, repayment based on terms of underlying collateral	4,096	1,543

Capital stock subordinated residual notes, payable in twenty quarterly installments plus interest at a variable interest rate based on the current capital investment note (subordinated) rate of 5.0%	110	522

Redemption subordinated notes, payable in twenty quarterly installments plus interest at 6.0%	1,281	1,792

Capital investment notes (subordinated), interest at 5.0%, maturity dates through 2007	14,464	15,462

Obligations under capital leases	1,845	2,839

Total notes payable	222,445	244,484
Less portion due within one year	10,652	12,110

	$211,793	$232,374

At September 27, 2003, the Company had a $200.0 million secured revolving credit facility (“Former Revolving Credit Agreement”) with a group of banks for which Cooperative Central Raiffeisen-Boerenleen Bank B.A., “Rabobank Nederland,” New York Branch, served as Administrative Agent. In December 2003, the Company refinanced the Former Revolving Credit Agreement with a $225.0 million secured revolving credit facility (“New Revolving Credit Agreement”) with a group of banks for which Harris Trust and Savings Bank is serving as Administrative Agent. The New Revolving Credit Agreement expires on December 5, 2007 and bears interest at either LIBOR plus an applicable margin (1.00% to 2.00%) or the lender’s base rate plus an applicable margin (0.00% to 0.75%). In each case, the applicable margin is based on the ratio of funded debt to operating cash flow. The New Revolving Credit Agreement permits advances of up to 85% of eligible accounts receivable and 65% of eligible inventories. The New Revolving Credit Agreement is collateralized by the accounts receivable and inventories of the Company and certain subsidiaries. The Company had $99.0 million outstanding under the New Revolving Credit Agreement and $118.0 million outstanding under the Former Revolving Credit Agreement at March 27, 2004 and September 27, 2003, respectively.

In addition, the Company had a total of $101.6 million and $104.3 million outstanding in senior secured notes to certain insurance companies and pension funds under a note purchase agreement dated September 29, 1999 (as amended, the “Senior Note Agreement”) at March 27, 2004 and September 27, 2003, respectively. During the thirteen weeks ended December 27, 2003, the interest rate on these notes was reduced 25 basis points as a result of the Company achieving improved performance in fiscal 2003.

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

In February 1999, the Company entered into a five-year interest rate collar agreement to partially offset interest rate fluctuations associated with its variable interest rate borrowings on its Former Revolving Credit Agreement. The collar agreement expired in February 2004 and the related fair value was written off to interest expense at expiration.

A $10.0 million credit agreement is collateralized by Grocers Capital Company’s (“GCC”) member loan receivables. GCC is a wholly owned subsidiary of the Company whose primary function is to provide financing to member-patrons who meet certain credit requirements. Funding for loans is derived from the cash reserves of GCC, as well as the $10.0 million credit facility. The credit agreement, as amended and restated, matures on October 31, 2004. Amounts advanced under the credit agreement bear interest at prime (4.00% at March 27, 2004 and September 27, 2003) or Eurodollar (1.11% at March 27, 2004 and September 27, 2003) plus 2.50%. The unused portion of the credit line is subject to a commitment fee of 0.125%. The applicable rate is determined at the Company’s discretion. GCC had $3.0 million and $0 outstanding at March 27, 2004 and September 27, 2003, respectively.

Member loan receivables are periodically sold by GCC to an unrelated third party bank through a loan purchase agreement. This loan purchase agreement, as amended and restated, extends through October 31, 2004. Total loan purchases under the agreement are limited to a total aggregate principal amount outstanding of $70.0 million. In January 1999, GCC entered into another loan purchase agreement with another unrelated third party bank. This additional loan purchase agreement had no maximum limitation on the loan purchases and was terminated on December 31, 2002. The loan purchase agreements do not qualify for sale treatment pursuant to Statement of Financial Accounting Standards (“SFAS”) No. 140, “Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities – a replacement FASB Statement No. 125,” and, accordingly, the Company accounts for the transfer of these financial assets as a secured borrowing with a pledge of collateral. The aggregate amount of secured borrowings with the banks was $1.1 million and $1.5 million at March 27, 2004 and September 27, 2003, respectively. The pledged collateral included in current notes receivable were $0.6 million and $0.7 million and non-current amounts were $0.5 million and $0.8 million at March 27, 2004 and September 27, 2003, respectively. The notes receivable generally bear interest at rates averaging prime plus 2.00%, are paid monthly and have maturity dates ranging from 2004 to 2008.

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

The Board has the discretion to modify the redemption policy from time to time.

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

The Board has the right to amend the Company’s redemption policy at any time, including, but not limited to, changing the order in which repurchases will be made or suspending or further limiting the number of shares repurchased, except as otherwise may be expressly provided in the Articles of Incorporation. A copy of the Bylaws, which contains the Company’s redemption policy, was filed as Exhibit 3.2 to the Company’s Annual Report on Form 10-K for fiscal 2003.

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

On December 10, 2003, the Board authorized the repurchase on December 22, 2003 of 19,825 shares of the Company’s Class A Shares that had been tendered and were pending redemption. The Company paid approximately $3.4 million to redeem the shares. On February 17, 2004, the Board authorized the repurchase on February 20, 2004 of 1,600 shares of the Company’s Class A Shares that had been tendered and were pending redemption. The Company paid approximately $0.3 million to redeem the shares. At March 27, 2004 and subsequent to the redemption of the Class A Shares, the Company had retained earnings of $8.2 million. On April 21, 2004, the Board authorized the repurchase of 1,700 Class A Shares with an approximate redemption value of $0.3 million.

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

The Company’s net periodic benefit cost for its combined pension and other postretirement benefits was approximately $5.2 million for the twenty-six week period ended March 27, 2004 compared to $4.2 million for the twenty-six week period ended March 29, 2003.

The Company expects to contribute $4.0 million to the pension plans by September 15, 2004 for the 2003 plan year. In addition, the Company expects to make quarterly contributions of $0.8 million in April, July and October 2004 for the 2004 plan year. Any remaining 2004 plan year contributions, which will be determined when the January 1, 2004 actuarial valuation is completed, will be due on January 15, 2005 and September 15, 2005.

At March 27, 2004, the fair value of the benefit plan assets increased to $64.7 million from $56.9 million at September 27, 2003.

RISK FACTORS

The Company’s management deals with many risks and uncertainties in the normal course of business. You should be aware that the occurrence of the risks, uncertainties and events described in the risk factors below and elsewhere in this Form 10-Q could have a material adverse effect on the Company’s business, results of operations and financial position.

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

The increased competition has caused the industry to undergo changes as participants seek to lower costs, further increasing pressure on the industry’s already low profit margins. In addition to price competition, food wholesalers also compete with regard to quality, variety and availability of products offered, strength of private label brands offered, schedules and reliability of deliveries and the range and quality of services provided. In addition, the Company’s members face increasing competition at the retail distribution level with several large fully integrated chain store organizations, as well as alternative format food stores including warehouse stores and supercenters. These supercenters have benefited from concentrated buying power and low-cost distribution technology, and have increasingly gained market share at the expense of traditional grocery operators, including some independent operators, many of whom are the Company’s customers. The market share of such alternative format stores is expected to grow in the future.

Continued consolidation in the industry, heightened competition among the Company’s suppliers, new entrants and trends toward vertical integration could create additional competitive pressures that reduce margins and adversely affect the Company’s business, financial condition and results of operations.

On October 5, 2003 a multi-employer union labor contract between the UFCW and various retailers including three major southern California grocery retailers expired. On October 11, 2003, members of the UFCW union in Southern California went on strike against one of the grocery retailers. At the time of the strike, the retailer’s other two bargaining partners agreed to lock out workers until a contract settlement was reached. Some of the Company’s employees and a small number of the Company’s member-patrons’ employees, none of whom were on strike, are members of the UFCW. As a result of the strike, which was settled on February 26, 2004, the Company experienced higher sales during the quarters ended December 27, 2003 and March 27, 2004 as consumers began patronizing independent retailers rather than the larger grocery retail chains targeted by the strike. Due to the uncertainty in predicting whether customers will return to their prior shopping patterns, the impact on the Company and its members’ sales has not been determined following resolution of the strike.

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

The Company holds investments in the common and preferred stock of certain member retailers. These investments are periodically evaluated for impairment. As a result, adverse changes in the economic environment that adversely affect the business of these retailers could result in the write-down of these investments.

Litigation.    During the normal course of business, the Company may become involved in litigation. In the event that management determines that the probability of an adverse judgment in a pending litigation is likely and that the exposure can be reasonably estimated, appropriate reserves are recorded at that time pursuant to SFAS No. 5 “Accounting for Contingencies.” Although the Company believes its reserves to be adequate, the final outcome of any litigation could adversely affect operating results if the actual settlement amount exceeds established reserves and insurance coverage.

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

Cash Flow.    The Company relies primarily upon cash flow from its operations, patron deposits and shareholdings to fund its operating activities. In the event that these sources of cash are not sufficient to meet the Company’s requirements, additional sources of cash are expected to be obtained from the Company’s credit facilities. The Company’s New Revolving Credit Agreement permits advances of up to 85% of eligible accounts receivable and up to 65% of eligible inventory up to a maximum of $225 million. As of March 27, 2004, the Company believes it has sufficient cash flow from operations and availability under the New Revolving Credit Agreement to meet operating needs and capital spending requirements through fiscal 2004. However, if access to operating cash or to the New Revolving Credit Agreement becomes restricted, the Company may be compelled to seek alternate sources of cash. The Company cannot assure that alternate sources will provide cash on terms favorable to the Company.

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

Insurance Reserves.    The Company’s insurance subsidiaries provide various types of insurance products to its members including workers’ compensation, general liability, auto, directors and officers and others. The Company’s insurance subsidiaries are regulated by the State of California and are subject to the rules and regulations promulgated by the appropriate state regulatory agencies. There are many factors that contribute to the variability in estimating insurance loss reserves and related costs. On certain occasions, changes in state regulations will have a direct impact on workers’ compensation cost and reserve requirements. In fiscal 2004, mandatory contributions to the California Workers’ Compensation Fund for California based companies was reduced to somewhat mitigate the impact of the rising workers’ compensation cost to these businesses. The cost of insurance and the sufficiency of loss reserves are also impacted by actuarial estimates based on a detailed analysis of health care cost trends, mortality rates, claims history, demographics and industry trends. As a result, the amount of the loss reserve and the related expense is significantly affected by these variables, as well as the periodic changes in state and federal law. The Company regularly assesses the sufficiency of its loss reserves, which represent potential future claims and settlements to policyholders. Insurance reserves are recorded based on estimates and assumptions made by management using data available at the valuation date and are validated by third party actuaries to ensure such estimates are within acceptable ranges. In addition, the Company’s wholesale distribution segment is self insured for workers’ compensation of up to $300,000 per incident. Insurance reserves maintained by the Company’s insurance subsidiaries and the Company’s reserve for workers’ compensation payouts totaled approximately $52.4 million as of March 27, 2004 and $45.4 million as of September 27, 2003.

Allowance for Uncollectible Accounts and Notes Receivable.    The preparation of the Company’s consolidated financial statements requires management to make estimates of the collectibility of its accounts and notes receivable. Management regularly analyzes its accounts and notes receivable for changes in the credit-worthiness of customers, economic trends and other variables that may affect the adequacy of recorded reserves for potential bad debt. In determining the appropriate level of reserves to establish, the Company utilizes several techniques including specific account identification, percentage of aged receivables and historical collection and write-off trends. In addition, the Company considers in its reserve calculations collateral such as redemption notes, member shareholdings, cash deposits and personal guarantees. A bankruptcy or financial loss associated with several major customers could have a material adverse effect on the Company’s sales and operating results. The Company’s allowance for doubtful accounts for trade and short-term notes receivable was approximately $1.7 million and $1.5 million at March 27, 2004 and September 27, 2003, and $0.4 million and $0.3 million for long-term notes receivable at March 27, 2004 and September 27, 2003, respectively. As a result of the quasi-reorganization on September 28, 2002, the Company’s accounts and notes receivable were adjusted to fair value. The related allowance for doubtful accounts were eliminated and offset against the trade and notes receivable accounts at September 28, 2002. The adjustment to fair value represents gross accounts and notes receivable that were netted against allowances for uncollectible accounts of $12.7 million at September 28, 2002.

Lease Loss Reserves.    The Company has historically subleased store sites to independent retailers who meet certain credit requirements, at rates that are at least as high as the rent paid by the Company. The Company also leases sites for its discontinued retail business. Under the terms of the original lease agreements, the Company remains primarily liable for any financial commitments a retailer may no longer be able to satisfy, including those stores that are part of the Company’s discontinued retail business. Should a retailer be unable to perform under the term of the sublease, the Company would record a charge to earnings for the cost of the remaining term of the lease, less any expected sublease income, at net present value. The Company is also contingently liable for certain subleased facilities. Variables affecting the level of lease reserves recorded include the remaining lease term, vacancy rates of leased property, the state of the economy, property taxes, common area maintenance costs and the time required to sublease the property. The Company’s lease reserves for all leased locations were approximately $18.0 million and $20.1 million as of March 27, 2004 and September 27, 2003, respectively.

Investments.    The Company holds investments in the common and preferred stock of certain retailers. These investments are periodically evaluated for impairment. This evaluation involves performing fair value analyses of the respective investments. If an investment’s carrying amount exceeds its fair value and the shortfall is not deemed recoverable, an impairment loss would be recorded pursuant to SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets.” As a result, adverse changes in the economic environment that adversely affect the business of these retailers could result in the write-down of these investments.

Goodwill.    The Company’s operating results are highly dependent upon either maintaining or growing its distribution volume to its customers. The Company’s top ten member and non-member customers constituted approximately 32% of total sales at March 27, 2004. A significant loss in membership or volume could adversely affect the Company’s operating results. The Merger with United resulted in the recording of goodwill representing the intangible assets of the acquired business. The book value of the goodwill was approximately $25.4 million at March 27, 2004. Although the sales volume and member base of the combined entity continue to remain strong, significant reductions in the distribution volume in the future could potentially impair the carrying amount of goodwill necessitating a write-down of this asset.

The Company evaluates its goodwill for impairment pursuant to SFAS No. 142, “Goodwill and Other Intangible Assets,” which provides that goodwill and other intangible assets with indefinite lives will no longer be amortized but tested for impairment annually, or more frequently if circumstances indicate potential impairment. The impairment test is comprised of two steps: (1) a reporting unit’s fair value is compared to its carrying value; if the fair value is less than its carrying value, goodwill impairment is indicated; and (2) if impairment is indicated in the first step, it is measured by comparing the implied fair value of goodwill to its carrying value at the reporting unit level. In determining fair value, the Company uses the discounted cash flow method, which assumes a certain growth rate projected over a period of time in the future and then discounted to net present value using the Company’s estimated cost of capital. The Company evaluates its goodwill for impairment the third quarter of each fiscal year. Accordingly, the Company tested its goodwill and noted no impairment for the fiscal quarter ended June 28, 2003.

Tax Valuation Allowances.    The Company accounts for income taxes in accordance with SFAS No. 109, “Accounting for Income Taxes” (“SFAS No. 109”), which requires that deferred tax assets and liabilities be recognized using enacted tax rates for the effect of temporary differences between the book and tax bases of recorded assets and liabilities. SFAS No. 109 also requires that deferred tax assets be reduced by a valuation allowance if it is more likely than not that some portion or all of the net deferred tax asset will not be realized. In accordance with SFAS No. 109 and post quasi-reorganization accounting, valuation allowance reductions are accounted for as an adjustment to additional paid-in capital, while increases to the valuation allowance are accounted for as an adjustment to the income tax provision. The Company had approximately $13.5 million and $14.2 million in net deferred tax assets that are net of tax valuation allowances of $2.0 million at March 27, 2004 and September 27, 2003, respectively. Of the net deferred tax assets, $10.1 million are classified as current assets in deferred income taxes and $3.4 million and $4.1 million are included in other assets in the accompanying consolidated condensed balance sheets as of March 27, 2004 and September 27, 2003, respectively. Management evaluated the available positive and negative evidence in assessing the Company’s ability to realize the benefits of the net deferred tax assets at September 27, 2003 and concluded it is more likely than not that the Company will realize a portion of its net deferred tax assets. In reaching this conclusion, significant weight was given to the Company’s exit from the retail business and other unprofitable subsidiary operations and the continued quarterly and fiscal 2003 profitability of its continuing operations. Accordingly, at September 27, 2003, the valuation allowance was reduced by $4.4 million to $2.0 million and pursuant to quasi-reorganization accounting rules, the reduction in the valuation allowance was recorded as an increase to Class A and Class B Shares.

The remaining balance of the net deferred tax assets should be realized through future operating results and the reversal of taxable temporary differences.

Pension and Postretirement Benefit Plans.    The Company’s non-union employees participate in Company sponsored defined benefit pension and postretirement benefit plans. Officers of the Company also participate in a Company sponsored Executive Salary Protection Plan (“ESPP II”), which provides supplemental post-termination retirement income based on each participant’s final salary and years of service as an officer of the Company. The Company accounts for these benefit plans in accordance with SFAS No. 87, “Employers’ Accounting for Pensions,” SFAS No. 106 “Employers’ Accounting for Postretirement Benefits Other Than Pensions” and SFAS No. 112 “Employers’ Accounting for Postemployment Benefits—an amendment of FASB Statements No. 5 and 43” which require the Company to make actuarial assumptions that are used to calculate the carrying value of the related assets and liabilities and the amount of expenses to be recorded in the Company’s consolidated financial statements. Assumptions include the expected return on plan assets, discount rates, projected life expectancies of plan participants, anticipated salary increases and health care cost trend. The assumptions are regularly evaluated by management in consultation with outside actuaries who are relied upon as experts. While the Company believes the underlying assumptions are appropriate, the carrying value of the related assets and liabilities and the amount of expenses recorded in the consolidated financial statements could differ if other assumptions are used.

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

ITEM 3.    QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

The Company has only limited involvement with derivative financial instruments that are used to manage well-defined interest rate risks. In February 1999, the Company entered into a five-year interest rate collar agreement to partially offset interest rate fluctuations associated with its variable interest rate borrowings on its Former Revolving Credit Agreement. The collar agreement expired in February 2004.

Unified is subject to interest rate changes on its notes payable under the Company’s credit agreements that may affect the fair value of the notes payable, as well as cash flow and earnings. Based on the notes payable outstanding at March 27, 2004 and the current market condition, a one percent increase in the applicable interest rates would decrease the Company’s annual cash flow and earnings before estimated patronage dividends and income taxes by approximately $1.0 million. Conversely, a one percent decrease in the applicable interest rates would increase annual cash flow and earnings before estimated patronage dividends and income taxes by $1.0 million.

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

There was no change in the Company’s internal control over financial reporting, known to the Chief Executive Officer or the Chief Financial Officer, that occurred during the thirteen week period ended March 27, 2004 that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

Companies considered non-accelerated filers are required to comply with the internal control reporting and disclosure requirements of Section 404 of the Sarbanes-Oxley Act for fiscal years ending on or after July 15, 2005. Accordingly, the Company will comply with these disclosure requirements commencing with its fiscal year ending October 1, 2005.

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

ITEM 2. CHANGES	IN SECURITIES, USE OF PROCEEDS AND ISSUER PURCHASES OF EQUITY SECURITIES

Period	Total Number of Shares Purchased	Average Price Paid Per Share

Dec 28, 2003 – Jan 24, 2004	—	—
Jan 25, 2004 – Feb 21, 2004	1,600	$163.00
Feb 22, 2004 – Mar 27, 2004	194	$162.10

Total	1,794	$162.90

ITEM 3.	DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4.	SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

(a) Date of Meeting: February 17, 2004 (Annual Meeting)

(b) The matters voted upon at the meeting and the results of each vote are as follows:

Election of Directors

Class A Directors	Votes For	Withheld Authority

Louis A. Amen	58,950	7,800
David M. Bennett	60,150	6,600
John Berberian	59,400	7,350
Edmund Kevin Davis	59,700	7,050
Deiter Huckestein	59,550	7,200
Darioush Khaledi	58,950	7,800
John D. Lang	59,700	7,050
Jay T. McCormack	59,700	7,050
Peter J. O’Neal	59,850	6,900
Michael A. Provenzano, Jr.	59,550	7,200
Thomas S. Sayles	59,700	7,050
Kenneth Ray Tucker	60,150	6,600
Richard L. Wright	59,850	6,900

Class B Directors	Votes For	Withheld Authority

Douglas A. Nidiffer	353,705	25,243
Mimi R. Song	346,422	32,526
Robert E. Stiles	362,732	16,216

ITEM 5.    OTHER INFORMATION

None.

ITEM 6.    EXHIBITS AND REPORTS ON FORM 8-K

(a) Exhibits

31.1	Chief Executive Officer Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	ChiefFinancial Officer Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Chief Executive Officer Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Chief Financial Officer Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

(b)	Reports on Form 8-K

None

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
Vice President and Controller

Dated: May 7, 2004