Form 10-Q
period 2004-06-26
UNIFIED WESTERN GROCERS INC
filed 2004-08-03
CIK 320431

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED JUNE 26, 2004

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

The number of shares outstanding of each of the registrant’s classes of common stock, as of July 24, 2004, were as follows:

Class A: 84,600 shares   Class B: 501,033 shares   Class C: 16 shares   Class E: 36,924 shares

PART I.    FINANCIAL INFORMATION

ITEM 1.    FINANCIAL STATEMENTS (UNAUDITED)

Unified Western Grocers, Inc. and Subsidiaries

Consolidated Condensed Balance Sheets – Unaudited

(dollars in thousands)

	June 26, 2004	September 27, 2003
Assets

Current assets:
Cash and cash equivalents (including $3,437 held at a variable interest entity at June 26, 2004) (Note 4)	$28,750	$16,715
Accounts and notes receivable, net of allowances of $2,116 and $1,474 at June 26, 2004 and September 27, 2003, respectively	137,533	152,349
Inventories	176,987	197,106
Prepaid expenses	5,779	5,195
Deferred income taxes	10,076	10,076

Total current assets	359,125	381,441
Properties, net	181,959	186,786
Investments	62,744	56,565
Notes receivable, net of allowances of $408 and $333 at June 26, 2004 and September 27, 2003, respectively	22,797	24,267
Goodwill	29,135	29,589
Other assets, net	37,962	41,351

Total Assets	$693,722	$719,999

Liabilities and Shareholders’ Equity

Current liabilities:
Accounts payable	$120,007	$142,510
Accrued liabilities	120,347	103,045
Current portion of notes payable	10,665	12,110
Patrons’ excess deposits and declared patronage dividends	18,667	11,621
Net current liabilities of discontinued operations	1,486	2,777

Total current liabilities	271,172	272,063
Notes payable, due after one year	200,125	232,374
Long-term liabilities, other	99,339	94,234
Net long-term liabilities of discontinued operations	800	2,126
Patrons’ deposits and certificates:
Patrons’ required deposits	16,223	13,999
Subordinated patronage dividend certificates	3,141	3,141
Commitments and contingencies

Shareholders’ equity:
Class A Shares: 500,000 shares authorized, 84,150 and 101,625 shares outstanding at June 26, 2004 and September 27, 2003, respectively	12,456	15,348
Class B Shares: 2,000,000 shares authorized, 501,033 and 501,867 shares outstanding at June 26, 2004 and September 27, 2003, respectively	77,258	78,371
Class E Shares: 2,000,000 shares authorized, 36,924 shares outstanding at June 26, 2004 and September 27, 2003	3,692	3,692
Retained earnings after elimination of accumulated deficit of $26,976 effective September 28, 2002	10,453	5,279
Accumulated other comprehensive loss	(937)	(628)

Total shareholders’ equity	102,922	102,062

Total Liabilities and Shareholders’ Equity	$693,722	$719,999

The accompanying notes are an integral part of these statements.

Unified Western Grocers, Inc. and Subsidiaries

Consolidated Condensed Statements of Earnings

and Comprehensive Earnings – Unaudited

(dollars in thousands)

	Post Quasi-Reorganization Thirteen Weeks Ended		Post Quasi-Reorganization Thirty-Nine Weeks Ended
	June 26, 2004	June 28, 2003	June 26, 2004	June 28, 2003
Net sales	$721,091	$691,834	$2,258,509	$2,005,714
Cost of sales	650,282	622,268	2,036,479	1,794,579
Distribution, selling and administrative expenses	58,293	58,856	184,638	177,813

Operating income	12,516	10,710	37,392	33,322
Interest expense	(4,208)	(5,276)	(13,223)	(17,158)

Earnings before estimated patronage dividends and income taxes	8,308	5,434	24,169	16,164
Estimated patronage dividends	(4,430)	(3,768)	(15,242)	(10,536)

Earnings before income taxes	3,878	1,666	8,927	5,628
Income taxes	(1,579)	(490)	(3,459)	(2,137)

Net earnings	2,299	1,176	5,468	3,491
Other comprehensive earnings (loss), net of income taxes:
Unrealized gain on valuation of interest rate collar	—	419	—	969
Unrealized holding loss on investments	(506)	(159)	(309)	(217)

Comprehensive earnings	$1,793	$1,436	$5,159	$4,243

The accompanying notes are an integral part of these statements.

Unified Western Grocers, Inc. and Subsidiaries

Consolidated Condensed Statements of Cash Flows – Unaudited

(dollars in thousands)

	Post Quasi-Reorganization Thirty-Nine Weeks Ended
	June 26, 2004	June 28, 2003
Cash flows from operating activities:
Net earnings	$5,468	$3,491
Adjustments to reconcile net earnings to net cash provided by operating activities:
Depreciation and amortization	21,459	19,112
Provision for doubtful accounts	715	2,077
Gain on sale of properties	(6)	(279)
Deferred income taxes	2,565	1,797
Purchases of trading securities	(1,062)	(1,344)
Proceeds from maturities or sales of trading securities	1,033	4,569
(Increase) decrease in assets:
Accounts and notes receivable	13,777	38,291
Inventories	20,119	29,894
Prepaid expenses	(584)	1,948
Pension plan assets	(819)	—
Increase (decrease) in liabilities:
Accounts payable	(22,503)	(19,754)
Accrued liabilities	16,754	5,576
Long-term liabilities, other	5,949	3,404

Net cash provided by operating activities	62,865	88,782

Cash flows from investing activities:
Purchases of properties	(7,185)	(3,481)
Purchases of securities and other investments	(13,144)	(16,529)
Proceeds from maturities or sales of securities and other investments	7,493	14,002
Decrease (increase) in notes receivable	1,526	(4,483)
Proceeds from sales of properties	—	391
Increase in other assets	(4,654)	(1,985)

Net cash utilized by investing activities	(15,964)	(12,085)

Cash flows from financing activities:
Reduction of long-term notes payable	(24,632)	(45,906)
Reduction of short-term notes payable	(9,317)	(15,518)
Payment of deferred financing fees	(2,649)	(831)
Patrons’ excess deposits and declared patronage dividends	7,046	(916)
Redemption of patronage dividend certificates	—	(1,808)
Increase in patrons’ required deposits	2,214	6,021
Repurchase of shares from members	(3,986)	—
Issuance of shares to members	829	503

Net cash utilized by financing activities	(30,495)	(58,455)

Net increase in cash and cash equivalents	16,406	18,242
Net cash utilized by discontinued operations	(4,371)	(8,210)
Cash and cash equivalents at beginning of period	16,715	9,957

Cash and cash equivalents at end of period	$28,750	$19,989

The accompanying notes are an integral part of these statements.

Unified Western Grocers, Inc. and Subsidiaries

Consolidated Condensed Statements of Cash Flows – Unaudited – Continued

(dollars in thousands)

	Post Quasi-Reorganization Thirty-Nine Weeks Ended
	June 26, 2004	June 28, 2003
Supplemental disclosure of cash flow information:
Cash paid during the period for:
Interest	$12,316	$17,093
Income taxes	$527	$18

Supplemental disclosure of non-cash items:
Conversion of Class B Shares to Class A Shares and patrons’ excess deposits	$95	—
Conversion of patrons’ required deposits and subordinated patronage dividend certificates to Class B Shares	—	$439
Capital leases	—	$4,369
Reduction in purchase accounting reserve against goodwill	$454	—
Increase to pre quasi-reorganization discontinued operations and lease reserves, net of deferred taxes of $740	$1,132	—

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

The components of the net liabilities of discontinued operations included in the consolidated condensed balance sheets are as follows:

(dollars in thousands)
	June 26, 2004	September 27, 2003
Accounts receivable	$—	$8
Inventories	—	1,206
Prepaid expenses and deposits	—	318
Accounts payable	—	(267)
Accrued liabilities	(1,486)	(4,042)

Net current liabilities of discontinued operations	$(1,486)	$(2,777)

Properties, net	$—	$481
Other assets	59	189
Long-term liabilities, other	(859)	(2,796)

Net long-term liabilities of discontinued operations	$(800)	$(2,126)

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

4.    VARIABLE INTEREST ENTITY

On November 26, 2003, the Company signed a purchase and sale agreement with an unrelated business property developer to transfer and assign the leasehold and sub-leasehold interests and certain assets relating to eight closed store locations for which the Company is contingently liable for the lease payments. The Company paid approximately $4.1 million including brokers’ commissions (which approximated the Company’s recorded lease liabilities for these locations at the date of transfer) to transfer its leasehold and sub-leasehold interests in these properties but remains contingently liable until such time as the leases expire or the Company is released from all liabilities and obligations under the leases.

During the thirteen weeks ended June 26, 2004, the lease on one of the transferred locations expired. In addition, the Company signed an amendment to the original purchase and sale agreement with the same unrelated business property developer to transfer and assign the leasehold and sub-leasehold interests and certain assets for three additional properties. All three of the store locations relate to the Company’s exit from its retail operations. Two of the stores were transferred prior to the end of the fiscal quarter. The Company paid approximately $0.7 million including brokers’ commissions to transfer these two properties but remains contingently liable until such time as the leases expire or the Company is released from all liabilities and obligations under the leases. The Company remains contingently liable for the lease payments on these nine store locations. The net present value of the Company’s potential obligation for the remaining leasehold and sub-leasehold interests for the nine stores totals approximately $13.7 million at June 26, 2004, with the last lease expiring in 2019.

The transfer of the third property pursuant to the purchase and sale agreement was not closed until after the quarter ended June 26, 2004. The Company anticipates paying an additional $0.7 million including brokers’ commissions to transfer this additional leasehold obligation to the unrelated business property developer. The Company will remain contingently liable until such time as the lease expires or the Company is released from all liabilities and obligations under the lease.

The Financial Accounting Standards Board (“FASB”) issued in January 2003 and revised in December 2003 FASB Interpretation No. (“FIN”) 46R, “Consolidation of Variable Interest Entities – an Interpretation of Accounting Research Bulletin (“ARB”) No. 51, Consolidated Financial Statements.” FIN 46R requires certain variable interest entities to be consolidated by the primary beneficiary of the entity if the equity investors in the entity do not have the characteristics of a controlling financial interest or do not have sufficient equity at risk for the entity to finance its activities without additional subordinated financial support from other parties. Although the Company has no ownership interest in the unrelated third party that assumed the leasehold and sub-leasehold interests from the Company, that third party is considered a variable interest entity pursuant to FIN 46R. Since the primary investor in the variable interest entity currently does not have sufficient equity at risk, the Company is considered the primary beneficiary. Accordingly, the Company is required to consolidate the assets, liabilities and non-controlling interests of the variable interest entity. At June 26, 2004, the Company consolidated the variable interest entity’s accounts, including total assets of $3.9 million, comprised primarily of $3.4 million in cash and $0.5 million in other assets, to be used in the development of the properties and for payment of lease obligations with lease reserves of approximately $4.0 million.

Unified Western Grocers, Inc. and Subsidiaries

Notes to Consolidated Condensed Financial Statements (Unaudited)—(Continued)

5.    ACQUISITIONS

On September 27, 1999, the Company merged with United Grocers, Inc., a grocery cooperative headquartered in Milwaukie, Oregon (the “Merger”). The effective date of the Merger was September 29, 1999. In connection with the Merger, the Company established reserves for the anticipated lease payments and expected closure of various facilities. Periodic charges against the reserve represent both lease payments on facilities not subleased and rental income shortfalls on subleased properties. The amount of reserve and current period charges against the reserve for the thirty-nine week period ended June 26, 2004 are presented below.

(dollars in thousands)
Balance at September 27, 2003	$(2,972)
Charges to the reserve	703
Charges to earnings	(176)

Balance at June 26, 2004	$(2,445)

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

The insurance category includes the results of operations for the Company’s three insurance subsidiaries whose services are provided to a common customer base. The Company’s insurance category collectively accounts for approximately 1% of the Company’s total sales and 12.6 % of total assets.

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

Unified Western Grocers, Inc. and Subsidiaries

Notes to Consolidated Condensed Financial Statements (Unaudited)—(Continued)

Information about the Company’s operating segments is summarized below.

(dollars in thousands)
	Thirteen Weeks Ended		Thirty-Nine Weeks Ended
	June 26, 2004	June 28, 2003	June 26, 2004	June 28, 2003
Net sales
Wholesale distribution	$711,968	$685,079	$2,235,327	$1,996,081
Insurance	9,336	11,698	27,461	30,314
All other	777	871	1,592	3,968
Inter-segment eliminations	(990)	(5,814)	(5,871)	(24,649)

Total net sales	$721,091	$691,834	$2,258,509	$2,005,714

Operating income
Wholesale distribution	$11,227	$10,086	$37,159	$30,882
Insurance	(149)	129	(1,755)	591
All other	1,438	495	1,988	1,849

Total operating income	$12,516	$10,710	$37,392	$33,322

Interest expense	$(4,208)	$(5,276)	$(13,223)	$(17,158)
Estimated patronage dividends	(4,430)	(3,768)	(15,242)	(10,536)
Income taxes	(1,579)	(490)	(3,459)	(2,137)

Net earnings	$2,299	$1,176	$5,468	$3,491

Depreciation and amortization
Wholesale distribution	$7,141	$6,282	$21,220	$18,790
Insurance	72	80	216	231
All other	—	12	23	91

Total depreciation and amortization	$7,213	$6,374	$21,459	$19,112

Capital expenditures
Wholesale distribution	$3,312	$1,570	$7,062	$7,752
Insurance	65	30	123	98
All other	—	—	—	—

Total capital expenditures	$3,377	$1,600	$7,185	$7,850

Identifiable assets
Wholesale distribution	$576,002	$592,883	$576,002	$592,883
Insurance	87,325	72,398	87,325	72,398
Discontinued operations	—	1,028	—	1,028
All other	30,395	31,451	30,395	31,451

Total identifiable assets	$693,722	$697,760	$693,722	$697,760

7.    CONTINGENCIES

During fiscal 2002, the Company became involved in litigation in the state of Hawaii stemming from the Company’s 1996 sale of a subsidiary to a private investor, events subsequent to the sale, and the subsequent bankruptcy and liquidation of such business. In re: Hawaiian Grocery Stores, Ltd; and Mark J.C. Yee vs. Unified Western Grocers, Inc., Certified Grocers of California, Ltd., and Grocers Specialty Company, and KPMG, was filed December 14, 2001. In this case, the Trustee for the bankruptcy estate, who is the plaintiff in the matter, has asserted preference claims against Certified Grocers of California, Ltd. (“Certified”), the predecessor name of Unified, based on alleged insider relationship, fraudulent transfer claims against Certified and Grocers Specialty Company, fraud claims against Certified, Grocers Specialty Company and other unnamed parties, and contract and tort claims against KPMG. In September 2003, the court dismissed the fraudulent transfer and fraud claims against Certified and Grocers Specialty Company. The Trustee also filed a complaint in the Hawaii Circuit Court, First Circuit, entitled Mark J.C. Yee (“Yee”), Trustee for the Bankruptcy Estate of Hawaiian Grocery Stores, Ltd., vs. Unified Western Grocers, Inc., Certified Grocers of California, Ltd., Grocers Specialty Company, RHL, Inc., Alfred A. Plamann,

Unified Western Grocers, Inc. and Subsidiaries

Notes to Consolidated Condensed Financial Statements (Unaudited)—(Continued)

Charles Pilliter, Daniel T. Bane, Robert M. Ling, David A. Woodward, Richard H. Loeffler, Fletcher Robbe, Goodsill Anderson Quinn and Stifel, and Does 1-10 on May 17, 2002. In March 2003, the Trustee amended its complaint to add Bruce Barber and Sheppard Mullin Richter & Hampton LLP, as defendants. This action, which generally arises out of the same transactions that are the subject of the Federal District Court proceeding referenced above, asserts breach of fiduciary duties by the officers and directors of Hawaiian Grocery Stores, Ltd. (“HGS”), the controlling shareholder of HGS (Grocers Specialty Company) and the controlling shareholder’s parent corporation (Certified), and breach of fiduciary duties by defendants Goodsill, Loeffler, RHL, Inc., and Robbe. Current and former officers of the Company were officers or directors of HGS during certain periods and a subsidiary of the Company was a shareholder of HGS during certain periods. In the third quarter of 2004, the court permitted Value Recovery Group, L.P., as Assignee of the Federal Deposit Insurance Corporation, Receiver of Southern Pacific Bank (“VRG”) to join the action as a plaintiff. VRG asserts it was a creditor of HGS at the time of HGS’ bankruptcy filing. In June 2004, Yee and VRG filed an amended complaint, continuing to assert claims similar to those described above. In their prayer for relief, the plaintiffs seek damages in an undetermined amount, rescission of certain transactions, restitution to plaintiffs in an unstated amount and punitive and other damages in an unstated amount. All of the above referenced matters are now pending in the Federal District Court for the District of Hawaii. The Company is vigorously defending this litigation.

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

The Company also has an Executive Salary Protection Plan (“ESPP II”) that provides supplemental post-termination retirement income based on each participant’s final salary and years of service as an officer of the Company. The ESPP II is financed from life insurance policies purchased by the Company.

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

The components of net periodic cost for pension and other postretirement benefits for the thirty-nine weeks ended June 26, 2004 and June 28, 2003 consist of the following:

	Pension Benefits		Other Postretirement Benefits
	June 26, 2004	June 28, 2003	June 26, 2004	June 28, 2003
Service cost	$3,221	$2,373	$1,066	$910
Interest cost	4,355	4,348	2,314	2,122
Expected return on plan assets	(3,614)	(3,448)	—	—
Amortization of prior service cost	181	—	—	—
Recognized actuarial loss	51	—	173	—

Net periodic cost	$4,194	$3,273	$3,553	$3,032

Unified Western Grocers, Inc. and Subsidiaries

Notes to Consolidated Condensed Financial Statements (Unaudited)—(Continued)

As of June 26, 2004, the Company contributed $1.5 million to the pension plans for the 2003 plan year and expects to contribute an additional $2.7 million to the cash balance pension plan by September 15, 2004 for the 2003 plan year. Contribution requirements for the 2004 plan year will be determined when the 2004 actuarial valuation is completed. At this time, the Company expects to make contributions of $4.0 million in fiscal 2005 for the 2004 plan year. Contributions for the 2004 plan year will be due by September 15, 2005. As a result of legislation passed in April 2004, the Company is no longer required to make quarterly contributions to the cash balance pension plan for the 2004 plan year. The Pension Funding Equity Act of 2004 changed the interest rate used to calculate the “funded current liability percentage”, and the revision of this calculation eliminated the requirement to make quarterly funding contributions.

9.    RELATED PARTY TRANSACTIONS

On December 19, 2000, the Company initially purchased 80,000 shares of preferred stock (the “Series A-1 Preferred Shares”) of C&K Market, Inc. (“C&K”) for $8.0 million. Douglas A. Nidiffer, a director of the Company, is a shareholder, director and an officer of C&K. In connection with the stock purchase transaction, C&K executed a ten-year supply agreement and the shareholders of C&K granted to the Company a put with respect to the preferred stock, exercisable upon the occurrence of designated events including the nonpayment of permitted dividends or permitted mandatory redemption payments. The preferred stock bore a 9.5% cumulative dividend rate, with the payment of cash dividends deferred until after November 15, 2002, and then payable quarterly only if permitted by applicable loan agreements. The preferred stock was convertible into 15% of the common stock of C&K under certain circumstances. The Company received scheduled cash dividends of $0.2 million during the thirteen weeks ended December 27, 2003 and $0.7 million during the fiscal year ended September 27, 2003 in connection with the Series A-1 Preferred Shares.

During the second quarter of fiscal 2004, the Company and an unrelated third party lender approved a change in the capital structure of C&K. In connection with the recapitalization, the Company exchanged its 80,000 Series A-1 Preferred Shares valued at $8.0 million and deferred dividends of approximately $1.5 million with respect to such shares for 95,000 shares of Series A-2 Preferred Shares. The Series A-2 Preferred Shares have an 8% cumulative dividend rate, with cash dividend payments payable quarterly beginning in May 2004, subject to applicable loan agreements. The dividend rate will be adjusted on December 31, 2008 to the greater of 8% or the then current five-year U.S. Treasury Bill rate plus 5%. The original carrying value of the Series A-2 Preferred Shares was $8.0 million and will accrete to the redemption value of $9.5 million over 10 years. Separately, the Company also executed a new ten-year supply agreement with C&K. The Series A-2 Preferred Shares are eligible for redemption, at the Company’s option in an amount of up to 19,000 shares per year, beginning in December 2009 and concluding in December 2013. The controlling shareholders of C&K have provided the Company with personal guarantees with respect to the redemption of preferred shares and the payment of dividends. The Company received scheduled cash dividends of $0.2 million during the thirteen weeks ended June 26, 2004.

10.    NEW ACCOUNTING PRONOUNCEMENTS

In May 2003, the FASB issued SFAS No. 150, “Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity” (“SFAS No. 150”). This statement establishes standards for how an issuer classifies and measures certain financial instruments with characteristics of both liabilities and equity. SFAS No. 150 requires certain financial instruments that embody obligations of the issuer and have characteristics of both liabilities and equity to be classified as liabilities. Many of these instruments previously were classified as equity or temporary equity and as such, SFAS No. 150 represents a significant change in the practice of accounting for a number of mandatorily redeemable equity instruments. SFAS No. 150 is effective for all financial instruments created or modified after May 31, 2003, and to other instruments at the beginning of the first interim period beginning after June 15, 2003, except for mandatorily redeemable financial instruments of non-public entities. For non-public entities that are SEC registrants, the implementation of the provisions of the statement with regard to mandatorily redeemable financial instruments is effective for the first fiscal period beginning after December 15, 2003. Pursuant to this statement, the Company is considered a non-public entity that is an SEC registrant. Accordingly, the Company implemented the provisions of this statement regarding mandatorily redeemable financial instruments effective with its second quarter in fiscal 2004. The adoption of this accounting pronouncement did not have a material impact on the Company’s consolidated condensed financial statements.

Unified Western Grocers, Inc. and Subsidiaries

Notes to Consolidated Condensed Financial Statements (Unaudited)—(Continued)

In January 2003, the FASB issued FIN 46, “Consolidation of Variable Interest Entities – an Interpretation of ARB No. 51, Consolidated Financial Statements.” This interpretation addresses consolidation by business enterprises of entities in which equity investors do not have the characteristics of a controlling financial interest or do not have sufficient equity at risk for the entity to finance its activities without additional subordinated financial support from other parties. Variable interest entities are required to be consolidated by their primary beneficiaries if they do not effectively disperse risks among the parties involved. The primary beneficiary of a variable interest entity is the party that absorbs a majority of the entity’s expected losses or receives a majority of its expected residual returns. In December 2003, the FASB amended FIN 46, now referred to as FIN 46 Revised (“FIN 46R”). The requirements of FIN 46R are effective no later than the end of the first reporting period that ends after March 15, 2004. Additionally, certain new disclosure requirements apply to all financial statements issued after December 31, 2003. During the thirteen weeks ended December 27, 2003, the Company became involved with a variable interest entity. The Company consolidated the variable interest entity and has included the disclosure requirements of FIN 46R in Note 4 to the consolidated condensed financial statements.

In December 2003, the FASB issued revised SFAS No. 132, “Employers’ Disclosures about Pensions and Other Postretirement Benefits” (the “Statement”), which replaces existing SFAS No. 132 of the same title. All disclosure requirements now required in the existing SFAS No. 132 have been retained in the revised version. The Statement requires additional disclosures regarding types of plan assets held, investment strategies, measurement dates, plan obligations, cash flows and components of net periodic benefit cost (expense). The Statement also calls for certain information to be disclosed in financial statements for interim periods. The interim period disclosures required by this Statement were adopted by the Company for the quarter ended June 26, 2004 and are included in Note 8 to the consolidated condensed financial statements. The annual disclosures required by this Statement are effective for the Company for the fiscal year ending October 2, 2004.

In January 2004, the FASB issued FASB Staff Position No. FAS 106-1 (“FSP 106-1”), “Accounting and Disclosure Requirements Related to the Medicare Prescription Drug, Improvement and Modernization Act of 2003” (the “Act”). FSP 106-1 addresses the accounting impact of the Act, which was signed into law on December 8, 2003. Among other features, the Act introduced a prescription drug benefit under Medicare Part D and a federal subsidy to sponsors of retiree health care plans that provide a benefit that is at least actuarially equivalent to Medicare Part D. Companies sponsoring affected postretirement benefit plans could elect to defer recognition of the impact of the Act until (1) final FASB guidance on accounting for the federal subsidy provision of the Act was issued, or (2) a significant event calling for remeasurement of a plan’s assets and obligations occurred. FSP 106-1 was effective for interim or annual financial statements of fiscal years ending after December 7, 2003.

In May 2004, the FASB issued FASB Staff Position No. FAS 106-2 (“FSP 106-2”), “Accounting and Disclosure Requirements Regarding the Medicare Prescription Drug, Improvement and Modernization Act of 2003”, which supersedes FSP 106-1. If the Company’s prescription drug benefit were to be determined actuarially equivalent to Medicare Part D, the subsidy under the Act would initially be accounted for as an actuarial experience gain that would reduce its accumulated projected benefit obligation (“APBO”) pursuant to SFAS No. 106, “Employers’ Accounting for Postretirement Benefits Other Than Pensions.” The subsidy would reduce the service cost component of postretirement benefit expense on a go-forward basis. If a plan is subsequently amended to provide actuarially equivalent benefits that were previously deemed not to be equivalent, the direct effect on the APBO of the change and the direct effect on the APBO of the subsidy, to which the employer would then be entitled, should be combined. If such combined effect reduces the APBO, it should be accounted for as an actuarial experience gain; if the combined impact increases the APBO, it should be accounted for as prior service cost and recognized over the remaining years of service to the full eligibility dates of those plan participants active at the date of the plan amendment. Since the Company has determined that its drug benefit is not actuarially equivalent, no special disclosures are required. Accordingly, neither the amount of postretirement benefit expense nor the ABPO reflect the effect of the Act. FSP 106-2 is effective for the first interim or annual period beginning after June 15, 2004. Adoption of this revised accounting interpretation is not expected to have a material impact on the Company’s consolidated condensed financial statements.

In November 2002, the Emerging Issues Task Force (“EITF”) released EITF Issue No. 02-16, “Accounting by a Customer (Including a Reseller) for Certain Consideration Received from a Vendor” (“Issue No. 02-16”). Issue No. 02-16 provides guidance on how a reseller should characterize the cash consideration received from a vendor and when and how the cash consideration should be recorded in its income statements. Issue No. 02-16 requires that

Unified Western Grocers, Inc. and Subsidiaries

Notes to Consolidated Condensed Financial Statements (Unaudited)—(Continued)

cash consideration received from the vendor be accounted for as a reduction of inventory cost at the time of receipt and as a credit to cost of sales when the inventory is sold. If the cash consideration received from the vendor is considered a direct, specific and incremental reimbursement of costs incurred by the reseller to sell the vendor’s products, the cash consideration is treated as a reduction of such selling costs. Pursuant to Issue No. 02-16, allowances that relate to specific purchase quantities are recorded as a component of inventory cost and recognized as a credit to cost of sales when the item is sold based on a systematic and rational methodology. The adoption of Issue No. 02-16 did not have a material impact on the Company’s consolidated condensed financial statements.

In November 2003, the EITF reached a consensus on EITF Issue No. 03-10, “Application of Issue No. 02-16 by Resellers to Sales Incentives Offered to Consumers by Manufacturers” (“Issue No. 03-10”). Issue No. 03-10 addresses the accounting for manufacturers’ sales incentives offered directly to consumers, including manufacturer coupons. According to Issue No. 03-10, manufacturers’ sales incentives offered directly to consumers that do not meet certain criteria should be reflected as a reduction of revenue in the financial statements of a reseller. The consensus applies to new arrangements, including modifications to existing arrangements, entered into in fiscal periods beginning after November 25, 2003. Accordingly, $20.3 million and $21.7 million of such consideration in the thirteen week period of fiscal 2004 and 2003, respectively, and $65.1 million and $62.7 million for the thirty-nine week period of fiscal 2004 and 2003, respectively, have been classified as a reduction in cost of sales with a corresponding reduction in net sales. The application of the EITF had no effect on net earnings.

On March 31, 2004, the FASB ratified the consensus reached by the Task Force on EITF Issue No. 03-1, “The Meaning of Other-Than-Temporary Impairment and Its Application to Certain Investments” (“Issue No. 03-1”). Issue 03-1 provides guidance for determining when an investment is considered impaired, whether that impairment is other than temporary, and the measurement of an impairment loss. The guidance also includes accounting considerations subsequent to the recognition of an other-than-temporary impairment and requires certain disclosures about unrealized losses that have not been recognized as other-than-temporary impairments. Issue No. 03-1 is applicable for investments in (a) debt and equity securities that are within the scope of FAS No. 115, “Accounting for Certain Investments in Debt and Equity Securities”, and (b) equity securities not subject to FAS No. 115 and not accounted for under the equity method under Accounting Principles Board Opinion No. 18, “The Equity Method of Accounting for Investments in Common Stock” (considered “cost method investments”). For each category of investment disclosed in accordance with FAS No. 115, disclosures are required in the annual financial statements of the aggregate amount of unrealized losses and the related fair value of those investments with unrealized losses, segregated by those investments in a continuous unrealized loss position for less than 12 months and those in such position for 12 months or longer. Additional information must be provided to allow financial statement users to understand the information considered in reaching a conclusion that any impairments are not other-than-temporary. Additional disclosures are required for cost method investments. The guidance in Issue No. 03-1 for evaluating whether an investment is other-than-temporarily impaired is effective for reporting periods beginning after June 15, 2004. For investments accounted for pursuant to FAS No. 115, the disclosure requirements under Issue No. 03-1 discussed above are effective for annual financial statements for fiscal years ending after December 15, 2003. For all other investments within the scope of Issue No. 03-1, the disclosures are effective in annual financial statements for fiscal years ending after June 15, 2004. Accordingly, the Company will reflect the disclosures required by Issue No. 03-1 in its annual financial statements for the year ended October 2, 2004. The adoption of Issue No. 03-1 is not expected to have a material impact on the Company’s consolidated condensed financial statements.

11.    SUBSEQUENT EVENT

On May 12, 2000, the Company loaned $7.0 million to K.V. Mart Co. (“KV”), of which director Darioush Khaledi is affiliated. The loan is payable over a period of five years. The loan is secured by leasehold deeds of trust on several parcels currently leased by KV from an affiliated entity, as well as a subordinate lien on substantially all the assets of KV. Coincident with the transaction, KV and the Company extended the term of their existing supply agreement until May 12, 2005. In December 2002, KV and the Company agreed to modifications to the above, including amending the loan to require payment of interest only for the remaining term of the note with the principal due at maturity. The outstanding principal balance of the note was $6.1 million at June 26, 2004 and September 27, 2003. On July 15, 2004, KV paid off the $6.1 million principal balance plus accumulated interest.

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

Unified does business primarily with those customers that qualify and have been accepted as “member-patrons.” To realize the benefits of membership in the cooperative, member-patrons are required to meet specific member capitalization requirements. Member capitalization requirements, as set forth in the Company’s Bylaws, include a combination of capital stock ownership, required cash deposits and patronage dividend certificates. Unified establishes for its member-patrons minimum purchase requirements. A patron that does not meet member-patron purchase requirements may conduct business with Unified as a customer on a non-patronage basis. The earnings of the Company’s subsidiaries and non-patronage business of the cooperative are retained by the Company, while the earnings of the parent company attributable to patronage business conducted with its member-patrons are generally distributed to its member-patrons in the form of patronage dividends.

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

In helping its member-patrons and customers remain competitive, the Company places emphasis on providing a high quality and diverse line of products, competitive service fees and timely and reliable deliveries. The Company also provides a wide range of other services, such as member financing and insurance to further support the member’s business. Despite the competitive environment, certain members have been successful in competing to maintain or grow market share by focusing on niche markets.

Looking Ahead

In order to grow and strengthen its sales volume, the Company is focused on strengthening its member base and adding non-patron customers that can contribute profitable sales growth. The Company is continually expanding and replenishing its member base by adding new members to the cooperative, providing support to existing members who are remodeling or opening new stores and helping retailers introduce new products to meet changing consumer demand.

From September 27, 2003 to June 26, 2004, the Company has added new members to the cooperative as indicated in the following table:

Membership Activity	Number of Members
Membership count (active) as of September 27, 2003	556
New members	36
Members discontinued	(29)

Membership count (active) as of June 26, 2004	563

For fiscal 2004, Unified is putting new emphasis on the sale of perishable products and other merchandise generally found in the perimeter layout of retail grocery stores. Such items include produce, service deli, meat and seafood. The Company’s new perishables initiative is intended not only to help retailers improve their competitiveness in the marketplace, but also to funnel more sales through Unified and enhance its ability to serve as a “single source” for its members and customers.

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

	Thirteen Weeks Ended		% Change	Thirty-Nine Weeks Ended		% Change
Fiscal Period Ended	June 26, 2004	June 28, 2003	Thirteen Weeks	June 26, 2004	June 28, 2003	Thirty-Nine Weeks
Net sales	100.0%	100.0%	4.2%	100.0%	100.0%	12.6%
Cost of sales	90.2	89.9	4.5	90.1	89.5	13.5
Distribution, selling and administrative expenses	8.1	8.5	(1.0)	8.2	8.8	3.8

Operating income	1.7	1.6	16.9	1.7	1.7	12.2
Interest expense	(0.6)	(0.8)	(20.2)	(0.6)	(0.9)	(22.9)
Estimated patronage dividends	(0.6)	(0.5)	17.6	(0.7)	(0.5)	44.7
Income taxes	(0.2)	(0.1)	222.2	(0.2)	(0.1)	61.9

Net earnings	0.3%	0.2%	95.5%	0.2%	0.2%	56.6%

POST QUASI-REORGANIZATION

THIRTEEN WEEK PERIOD ENDED JUNE 26, 2004 (“2004 PERIOD”) COMPARED TO THE THIRTEEN WEEK PERIOD ENDED JUNE 28, 2003 (“2003 PERIOD”)

Overview of the 2004 Period.    The Company’s consolidated operating income improved by $1.8 million to $12.5 million in the 2004 Period compared to $10.7 million in the 2003 Period. The operating income for the Company’s Wholesale Distribution and All Other business segments improved over the 2003 Period, but was offset in part by a decline in the Insurance segment. As discussed in Note 10 of the Notes to Consolidated Condensed Financial Statements in Item 1, the Company adopted EITF Issue No. 03-10 as of the beginning of its second fiscal quarter, which requires manufacturers’ sales incentives offered directly to consumers that do not meet certain criteria to be reflected as a reduction of revenue in the financial statements of a reseller. Accordingly, $20.3 million and $21.7 million of such consideration has been classified as a reduction in cost of sales with a corresponding reduction in net sales for the 13-week 2004 and 2003 Periods, respectively.

•	Wholesale Distribution Segment: The Wholesale Distribution segment realized an overall net improvement in operating income of $1.1 million to $11.2 million in the 2004 Period compared to $10.1 million in the 2003 Period due to higher net sales and continued improvement in facility productivity, offset in part by an increase in cost of sales and workers’ compensation expense.

The Company operates primarily within three marketing areas made up of its Southern California, Northern California and Pacific Northwest regions. Each region experienced sales growth through a combination of new membership, new stores added by existing members net of closed stores, and same store sales growth.

From October 5, 2003 to February 29, 2004, the United Food and Commercial Workers (“UFCW”) in Southern California went on strike against one of the major grocery retailers. In response, two major grocery retailers locked out the UFCW workers until the contract was settled on February 29, 2004. As a result of the strike, the Company experienced higher sales during the quarters ended December 27, 2003 and March 27, 2004, as some consumers began patronizing independent retailers rather than the larger grocery retail chains involved in the strike. Subsequent to the contract settlement, customers continued to patronize the Company’s independent grocery retailers. During the 2004 Period ended June 26, 2004, which was subsequent to the strike, the Company estimates it retained approximately $8.0 million of the incremental sales attributable to the strike period. The sales volume increases in the Northern California and Pacific Northwest regions were not impacted by the strike.

Higher sales allowed the Company to leverage its distribution, selling and administrative expenses and lower its expense as a percentage of sales during the 2004 Period. Labor costs increased at the Company’s distribution centers to support the additional sales volume in each of the Company’s three regions. Higher costs were also incurred for workers’ compensation, employee health and welfare, and general cost of living increases. The increase in cost of sales and expenses related to efforts to support the additional strike volume is not continuing beyond the strike period.

•	Insurance Segment: Operating income declined $0.2 million in the Company’s Insurance segment to a loss of $0.1 million in the 2004 Period compared to operating income of $0.1 million in the 2003 Period. The decrease was primarily due to realized losses on the sale of securities.

•	All Other Segment: The All Other segment primarily consists of the Company’s finance subsidiary and the consolidation of the third party entity as discussed in Note 4 of the Notes to Consolidated Condensed Financial Statements in Item 1. Operating income increased $0.9 million to $1.4 million in the 2004 Period compared to income of $0.5 million in the 2003 Period. The increase in earnings is due to favorable loan collection activities on previously reserved accounts, resulting in a reduction of expenses.

The following tables summarize the performance of each business segment for the 2004 and 2003 Periods.

Wholesale Distribution Segment (dollars in thousands)
	Thirteen Weeks Ended
	June 26, 2004	June 28, 2003	Difference
Gross sales	$711,968	$685,079	$26,889
Inter-segment eliminations	—	(3,626)	3,626

Net sales	711,968	681,453	30,515
Cost of sales	643,395	614,443	28,952
Distribution, selling and administrative expenses	57,346	56,924	422

Operating income	$11,227	$10,086	$1,141

Insurance Segment (dollars in thousands)
	Thirteen Weeks Ended
	June 26, 2004	June 28, 2003	Difference
Gross sales	$9,336	$11,698	$(2,362)
Inter-segment eliminations	(970)	(2,152)	1,182

Net sales	8,366	9,546	(1,180)
Cost of sales	6,887	7,825	(938)
Distribution, selling and administrative expenses	1,628	1,592	36

Operating income (loss)	$(149)	$129	$(278)

All Other Segment (dollars in thousands)
	Thirteen Weeks Ended
	June 26, 2004	June 28, 2003	Difference
Gross sales	$777	$871	$(94)
Inter-segment eliminations	(20)	(36)	16

Net sales	757	835	(78)
Cost of sales	—	—	—
Distribution, selling and administrative expenses	(681)	340	(1,021)

Operating income	$1,438	$495	$943

Net sales.    Consolidated net sales increased $29.3 million to $721.1 million in the 2004 Period compared to the 2003 Period.

•	Wholesale Distribution Segment: Net wholesale distribution sales increased $30.5 million to $712.0 million in the 2004 Period compared to the 2003 Period. Wholesale distribution sales increased by approximately $22.5 million due primarily to new membership, the distribution volume of existing member-patrons’ expansion to new store locations, and growth in perimeter-store products such as meat, produce and other perishable products. Perimeter-store products drove the growth in sales, while grocery and general merchandise sales were flat compared to the 2003 Period. The decline in grocery and general merchandise was the result of continued competitive pressures in the marketplace from alternate format food stores (warehouse stores and supercenters) that are influencing shoppers’ buying practices, and certain members buying more product directly from manufacturers.

Sales to stores that continued to retain new customers as a result of the Southern California retail grocery strike during the 2004 Period were estimated to be approximately $8.0 million higher compared to the 2003 Period. However, an exact measurement of the impact of the strike on sales cannot be precisely determined due to the many variables involved.

The Company’s exit from its retail operations, described in Note 2 of the Notes to Consolidated Condensed Financial Statements in Item 1, resulted in a decrease of $3.6 million in inter-segment eliminations.

•	Insurance Segment: Net sales decreased $1.2 million to $8.3 million in the 2004 Period compared to the 2003 Period. As premium rates have risen on workers’ compensation policies, companies have been shifting to deductible policies to help offset the effects of premium rate increases. The change to deductible policies shifts a greater risk from the insurance company to the policy holder and lowers the overall premiums paid to the Company. The reduction in revenue that results from policy holders assuming this higher risk more than offsets the revenue generated from increased premium rates on workers’ compensation coverage in the State of California.

•	All Other Segment: Net sales for the 2004 period were $0.8 million and were comparable to the 2003 period.

Cost of sales.    Consolidated cost of sales were $650.3 million for the 2004 Period and $622.3 million for the 2003 Period and comprised 90.2% and 89.9% of consolidated net sales for the 2004 and 2003 Periods, respectively.

•	Wholesale Distribution Segment: Cost of sales increased by $29.0 million to $643.4 million in the 2004 Period. As a percentage of net wholesale sales, cost of sales was 90.4% and 90.2% for the 2004 and 2003 Periods, respectively. The increase in cost of sales as a percentage of net wholesale sales was primarily due to product and member sales mix changes.

•	Insurance Segment: Cost of sales decreased by $0.9 million to $6.9 million in the 2004 Period compared to the 2003 Period. Lower overall premiums due to the shift to deductible policies partially offset by realized losses on the sale of securities.

Distribution, selling and administrative expenses.    Consolidated distribution, selling and administrative expenses were $58.3 million and $58.9 million in the 2004 Period and 2003 Period, respectively, and comprised 8.1% and 8.5% of net sales for the 2004 and 2003 Periods, respectively.

•	Wholesale Distribution Segment: Distribution, selling and administrative expenses of $57.3 million for the 2004 Period were $0.4 million higher (but lower as a percent to sales by 0.3%) than in the 2003 Period and comprised 8.1% and 8.4% of net wholesale sales for the 2004 and 2003 Periods, respectively. Several factors contributed to this overall change.

The increase in net sales allowed the Company to leverage its costs, thereby reducing costs as a percent of net sales by 0.2%. Favorable performance in certain activities lowered expenses $2.3 million or 0.3% in costs as a percent of net sales over the 2003 Period. These favorable activities included the following:

•	Reduced lease reserves due to favorable changes in sublease income that reduced expenses $1.0 million over the 2003 Period.

•	Non-recurring expenses related to refinancing activities in the 2003 Period were $0.7 million.

•	Favorable collections on previously reserved accounts reduced expenses $0.6 million over the 2003 Period.

Workers’ compensation cost increases due to higher loss development on claims was $1.1 million or 0.2% of net sales for the 2004 Period. The Company is self insured up to $300,000 per incident with a stop loss coverage policy over that amount.

•	Insurance Segment: Distribution, selling and administrative expenses for the Insurance segment were $1.6 million for the 2004 and 2003 Periods.

•	All Other Segment: Distribution, selling and administrative expenses for the Company’s All Other business segment for the 2004 Period were ($0.7) million compared to $0.3 million for the 2003 Period. The Company’s finance subsidiary expenses decreased $0.9 million compared to the 2003 Period due to favorable loan collection activities on previously reserved accounts. The remaining decrease of $0.1 million was made up of other less significant expense changes.

Interest.    Interest expense was $4.2 million and $5.3 million and comprised 0.6% and 0.8% of consolidated net sales for the 2004 and 2003 Periods, respectively. Interest expense on the Company’s primary debt instruments declined $0.8 million over the 2003 Period. Of the $0.8 million decline in expense, $0.4 million related to a reduction in the weighted average borrowings and $0.4 million related to a reduction in rates.

•	Weighted Average Borrowings: Borrowings declined $27.3 million related to improved cash flow from operations, working capital improvements, the Company’s equity enhancement program, and the exit from the Company’s retail operations.

•	Interest Rate Reduction: The Company’s effective borrowing rates for the 2004 and 2003 Periods were 5.4% and 6.1%, respectively. Two factors contributed to the decline in interest rates. First, the Company realized a reduction in rates due to its achieving certain financial results, and second, the overall market rate of interest declined over the 2003 Period. The Company believes it will be able to sustain the financial performance measures required to maintain the current interest rate margins.

The Company’s borrowings on its revolving credit agreement are subject to market rate fluctuations. A 25 basis point change in the market rate of interest over the period would have resulted in a $0.1 million increase or decrease in corresponding interest expense.

Estimated patronage dividends.    Estimated patronage dividends for the 2004 Period were $4.4 million, compared to $3.8 million in the 2003 Period. Estimated patronage dividends for the 2004 Period consisted of the patronage earnings from the Company’s three patronage pools: the Southern California and Pacific Northwest Dairy Divisions and the Cooperative Division. For the 2004 Period, the Company had patronage earnings of $2.4 million in the Southern California Dairy Division, $0.1 million in the Pacific Northwest Dairy Division and $1.9 million in the Cooperative Division. In the 2003 Period, the Company had patronage earnings of $2.4 million in the Southern California Dairy Division, $0.1 million in the Pacific Northwest Dairy Division and $1.3 million in the Cooperative Division.

Income taxes.    Income tax expense was $1.6 million for the 2004 Period compared to $0.5 million for the 2003 Period. The increase in income tax expense results from the change in the Company’s effective income tax rate from 40% for the 2004 Period compared to 29% for the 2003 Period. The lower effective income tax rate in the 2003 Period reflects the impact of permanent differences between book and taxable income. The effective income tax rate is less affected by such fluctuations during the 2004 Period due to the higher amount of pre-tax book income.

THIRTY-NINE WEEK PERIOD ENDED JUNE 26, 2004 (“2004 PERIOD”) COMPARED TO THE

THIRTY-NINE WEEK PERIOD ENDED JUNE 28, 2003 (“2003 PERIOD”)

Overview of the 2004 Period.    The Company’s consolidated operating income improved by $4.1 million to $37.4 million in the 2004 Period compared to $33.3 million in the 2003 Period. The operating income for the Company’s Wholesale Distribution and All Other business segments improved over the 2003 Period, but was offset in part by a decline in the Insurance segment. As discussed in Note 10 of the Notes to Consolidated Condensed Financial Statements in Item 1, the Company adopted EITF Issue No. 03-10 as of the beginning of its second fiscal quarter, which requires manufacturers’ sales incentives offered directly to consumers that do not meet certain criteria to be reflected as a reduction of revenue in the financial statements of a reseller. Accordingly, $65.1 million and $62.7 million of such consideration has been classified as a reduction in cost of sales with a corresponding reduction in net sales for the thirty-nine week 2004 and 2003 Periods, respectively.

•	Wholesale Distribution Segment: The Wholesale Distribution segment realized an overall net improvement in operating income of $6.3 million to $37.2 million in the 2004 Period compared to $30.9 million in the 2003 Period due to higher net sales and continued improvement in facility productivity offset in part by an increase in cost of sales and workers’ compensation expense.

The Company operates primarily within three marketing areas made up of its Southern California, Northern California and Pacific Northwest regions. Each region experienced sales growth through a combination of new membership, new stores added by existing members, and same store sales growth.

As a result of the UFCW strike and volume retention following the strike, the Company estimates that sales increased approximately $123.0 million during the 2004 Period as consumers began patronizing the Company’s independent grocery retailers rather than the three major grocery retail chains targeted by the strike. The sales volume increases in the Northern California and Pacific Northwest regions were not impacted by the strike.

The Company’s sales mix changed slightly to accommodate the volume increase related to the strike as its customers began ordering a different mix of products to accommodate the new retail customers. The increase in cost of sales and expenses related to efforts to support the additional strike volume is not continuing beyond the strike period.

Higher sales allowed the Company to leverage its distribution, selling and administrative expenses and lower its expense as a percentage of sales. The Company experienced a net increase in distribution, selling and administrative expenses primarily in the first six months of the 2004 Period. Labor costs increased at the Company’s distribution centers to support the additional sales volume in each of the Company’s three regions. Higher costs were also incurred for workers’ compensation, employee health and welfare, and general cost of living increases.

•	Insurance Segment: The Insurance segment experienced further loss development on workers’ compensation claims in the 2004 Period, resulting in an operating loss of $1.8 million in the 2004 Period versus an operating profit of $0.6 million in the 2003 Period. This change resulted in a net decline in operating income of $2.4 million.

•	All Other Segment: The All Other Segment primarily consists of the Company’s finance subsidiary and the consolidation of a third party entity as discussed in Note 4 of the Notes to Consolidated Condensed Financial Statements in Item 1. Operating income increased $0.2 million to $2.0 million in the 2004 Period compared to income of $1.8 million in the 2003 Period. The earnings improvement is due to favorable loan collection activities on previously reserved accounts at the Company’s finance subsidiary, partially offset by $0.4 million of expenses related to brokerage commissions and leases on closed retail store sites that have been sold to a third party.

The following tables summarize the performance of each business segment for the 2004 and 2003 Periods.

Wholesale Distribution Segment

(dollars in thousands)
	Thirty-Nine Weeks Ended
	June 26, 2004	June 28, 2003	Difference
Gross sales	$2,235,327	$1,996,081	$239,246
Inter-segment eliminations	(540)	(16,102)	15,562

Net sales	2,234,787	1,979,979	254,808
Cost of sales	2,017,923	1,776,875	241,048
Distribution, selling and administrative expenses	179,705	172,222	7,483

Operating income	$37,159	$30,882	$6,277

Insurance Segment

(dollars in thousands)
	Thirty-Nine Weeks Ended
	June 26, 2004	June 28, 2003	Difference
Gross sales	$27,461	$30,314	$(2,853)
Inter-segment eliminations	(5,267)	(7,525)	2,258

Net sales	22,194	22,789	(595)
Cost of sales	18,556	17,144	1,412
Distribution, selling and administrative expenses	5,393	5,054	339

Operating income (loss)	$(1,755)	$591	$(2,346)

All Other Segment

(dollars in thousands)
	Thirty-Nine Weeks Ended
	June 26, 2004	June 28, 2003	Difference
Gross sales	$1,592	$3,968	$(2,376)
Inter-segment eliminations	(64)	(1,022)	958

Net sales	1,528	2,946	(1,418)
Cost of sales	—	560	(560)
Distribution, selling and administrative expenses	(460)	537	(997)

Operating income	$1,988	$1,849	$139

Net sales.    Consolidated net sales increased $252.8 million to $2.3 billion in the 2004 Period compared to the 2003 Period.

•	Wholesale Distribution Segment: Net wholesale distribution sales increased $254.8 million to $2.2 billion in the 2004 Period compared to the 2003 Period. Wholesale distribution sales increased by approximately $140.7 million due primarily to new membership, the distribution volume of existing member-patrons’ expansion to new store locations, and growth in perimeter-store products such as meat, produce and other perishable products.

Sales to stores competing with the three major grocery retailers while on strike were estimated to be approximately $123.0 million higher compared to the 2003 Period. However, an exact measurement of the impact of the strike on sales cannot be precisely determined due to the many variables involved.

The Company also experienced a reduction in sales due to transitional non-member chain customers that began sourcing specialty grocery products from other suppliers resulting in reduced sales of approximately $8.9 million compared to the 2003 Period.

The Company’s exit from its retail operations resulted in a decrease of $15.6 million in inter-segment eliminations.

•	Insurance Segment: Net sales decreased $0.6 million to $22.2 million for the 2004 Period compared to the 2003 Period. The recent trend toward policy holders shifting to deductible policies more than offset the general increase in premium rates on workers’ compensation coverage in the State of California.

•	All Other Segment: Net sales decreased $1.4 million to $1.5 million in the 2004 Period compared to the 2003 Period. The decline in net sales is primarily due to the Company closing its printing, transportation and security subsidiaries pursuant to the Board’s resolution on December 28, 2002 to exit all unprofitable subsidiaries.

Cost of sales.    Consolidated cost of sales was $2.0 billion for the 2004 Period and $1.8 billion for the 2003 Period and comprised 90.1% and 89.5% of consolidated net sales for the 2004 and 2003 Periods, respectively.

•	Wholesale Distribution Segment: Cost of sales increased by $241.1 million to $2.0 billion in the 2004 Period. As a percentage of net wholesale sales, cost of sales was 90.3% and 89.7% for the 2004 and 2003 Periods, respectively. The increase in cost of sales as a percentage of net wholesale sales was primarily due to the efforts to support the additional volume in Southern California related to the UFCW strike. As a result of the strike, customers from the three major grocery retail chains began patronizing stores supplied by the Company. This influx of new customers altered the Company’s normal sales mix. The increase in cost of sales related to efforts to support the additional strike volume is not continuing beyond the strike period.

•	Insurance Segment: Cost of sales increased by $1.4 million to $18.6 million in the 2004 Period compared to the 2003 Period. The increase primarily related to increased workers compensation reserve requirements due to increasing development on claim losses.

•	All Other Segment: Cost of sales decreased by $0.6 million for the 2004 Period as compared to the 2003 Period. The decrease is due to the closure of certain unprofitable subsidiaries in the 2003 Period.

Distribution, selling and administrative expenses.    Consolidated distribution, selling and administrative expenses were $184.6 million and $177.8 million and comprised 8.2% and 8.8% of net sales for the 2004 and 2003 Periods, respectively.

•	Wholesale Distribution Segment: Distribution, selling and administrative expenses of $179.7 million for the 2004 Period were $7.5 million higher (but lower as a percent to sales by 0.7%) than in the 2003 Period and comprised 8.0% and 8.7% of net wholesale sales for the 2004 and 2003 Periods, respectively. Several factors contributed to this overall change.

The increase in net sales allowed the Company to leverage its costs, thereby reducing costs as a percent of net sales by 0.9% over the 2003 Period. Favorable collections on previously reserved accounts reduced expenses $2.0 million or 0.1% in costs as a percent of net sales over the 2003 Period.

Workers’ compensation cost increases due to higher loss development on claims was $5.7 million or 0.3% of net sales for the 2004 Period. The Company is self insured up to $300,000 per incident with a stop loss coverage policy over that amount.

•	Insurance Segment: Distribution, selling and administrative expenses for the Insurance segment were $5.4 million for the 2004 Period, which were $0.3 million higher than the 2003 Period due to general inflationary cost increases.

•	All Other Segment: Distribution, selling and administrative expenses for the Company’s All Other business segment for the 2004 Period were a credit of $0.5 million or a $1.0 million reduction from the 2003 Period. The Company’s finance subsidiary expenses decreased $1.7 million compared to the 2003 Period due to favorable loan collection activity on previously reserved accounts that occurred in the 2004 Period. The All Other Segment includes $0.4 million of expense activities related to brokerage commissions and leases on closed retail store sites that have been sold to a third party as discussed in Note 4 of the Notes to Consolidated Condensed Financial Statements in Item 1. The need for additional reserves is dependent upon the third party’s ability to develop the sites and subsequently sell or sublease them to an outside party. The remaining increase of $0.3 million was made up of other less significant expense changes.

Interest.    Interest expense was $13.2 million and $17.2 million and comprised 0.6% and 0.9% of consolidated net sales for the 2004 and 2003 Periods, respectively.

Interest expense on the Company’s primary debt instruments declined $2.5 million over the 2003 Period. Of the $2.5 million decline in expense, $1.2 million related to a reduction in the weighted average borrowings and $1.3 million related to a reduction in rates.

•	Weighted Average Borrowings: Borrowings declined $30.8 million related to improved cash flow from operations, working capital improvements, the Company’s equity enhancement program, and the Company’s exit from retail operations.

•	Interest Rate Reduction: The Company’s effective borrowing rates for the 2004 and 2003 Periods were 5.5% and 6.1%, respectively. Two factors contributed to the decline in interest rates. First, the Company realized a reduction in rates due to its achieving certain financial results, and second, the overall market rate of interest declined over the 2003 Period. The Company believes it will be able to sustain the financial performance measures required to maintain the current interest rate margins.

The Company’s borrowings on its revolving credit agreement are subject to market rate fluctuations. A 25 basis point change in the market rate of interest over the period would have resulted in a $0.2 million increase or decrease in corresponding interest expense.

Estimated patronage dividends.    Estimated patronage dividends for the 2004 Period were $15.2 million, compared to $10.5 million in the 2003 Period. Estimated patronage dividends for the 2004 Period consisted of the patronage earnings from the Company’s three patronage pools: the Southern California and Pacific Northwest Dairy Divisions and the Cooperative Division. For the 2004 Period, the Company had patronage earnings of $7.8 million in the Southern California Dairy Division, $0.2 million in the Pacific Northwest Dairy Division and $7.2 million in the Cooperative Division. In the 2003 Period, the Company had patronage earnings of $7.6 million in the Southern California Dairy Division, $0.2 million in the Pacific Northwest Dairy Division and $2.7 million in the Cooperative Division.

Income taxes.    Income tax expense was $3.5 million for the 2004 Period compared to $2.1 million for the 2003 Period. The Company’s effective income tax rate was 39% for the 2004 Period compared to 38% for the 2003 Period.

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

In addition, the Company refinanced its $200.0 million revolving credit agreement on December 5, 2003 with a new $225.0 million revolving credit agreement. The new expanded facility, combined with borrowing levels under the new facility of $93.5 million at June 26, 2004, increases the availability of capital accessible by the Company.

The Company’s exit from its retail business in fiscal 2003 further benefited the Company’s cash position by allowing it to preserve working capital that would otherwise have been used to fund the unprofitable retail operations. Net cash used by retail operations was approximately $8.2 million during the first thirty-nine weeks of fiscal 2003 and $4.4 million during the first thirty-nine weeks of fiscal year 2004.

CASH FLOW

The positive impact of working capital initiatives implemented in the 2003 Period was retained and further improved in the 2004 Period (thirty-nine weeks). As a result, overall, net cash consisting of cash and cash equivalents was $16.4 million for the 2004 Period compared to $18.2 million for the 2003 Period. The decrease in net cash from continuing operations for the 2004 Period consisted of cash provided from operating activities of $62.9 million offset by amounts used in investing activities of $16.0 million and financing activities of $30.5 million. Cash used by discontinued operations was $4.4 million and $8.2 million for the 2004 and 2003 Periods, respectively (See Note 2 of the Notes to Consolidated Condensed Financial Statements in Item 1). Working capital was $88.0 million and $109.4 million and the current ratio was 1.3 and 1.4 at June 26, 2004 and September 27, 2003, respectively.

Operating Activities:    Net cash provided by operating activities decreased by $25.9 million to $62.9 million for the 2004 Period compared to $88.8 million for the 2003 Period. The lower operating cash compared to the 2003 Period was attributable to the impact of initiatives implemented in the 2003 Period that continued to further benefit the 2004 Period, but at a reduced amount as the Company continued to make improvements to its inventory and accounts receivable levels. While the Company will continue to improve its operations, the impact of these initiatives will not be as pronounced as was experienced previously in the 2003 Period. During the 2004 Period, the Company experienced positive cash flows as a result of decreases in accounts and notes receivable and inventories of $33.9 million and a net increase in accounts payable, accrued liabilities and other long-term liabilities of $0.2 million.

Investing Activities:    Net cash used in investing activities increased by $3.9 million to $16.0 million for the 2004 Period compared to $12.1 million utilized in the 2003 Period. The increase in investing activities was due mainly to increases in net investments of $3.1 million by the Company’s insurance subsidiary, consisting of the purchase and sale of securities to replace maturing investments in its portfolio and to finance increased reserve requirements, as well as increases in other assets of $2.7 million primarily for increases in insurance deposit requirements and increases in other capital expenditures of $4.1 million. Additionally, cash provided by long-term notes receivable increased by $6.0 million, reflecting a reduction in new loans extended to member-patrons and principal payments received on existing loans with member-patrons by the Company’s financing subsidiary. The Company presently has no material commitments for capital expenditures and expects that fiscal 2004 capital expenditures will be consistent with those of fiscal 2003. Spending on investing activities is expected to be funded by existing cash balances, cash generated from operations or additional borrowings.

Financing Activities:    Net cash utilized by financing activities was approximately $30.5 million for the 2004 Period compared to $58.5 million for the 2003 Period. The decrease in financing activities reflected the Company’s ability to meet operating and capital spending requirements using cash provided by operating activities.

CONTRACTUAL OBLIGATIONS

At June 26, 2004, the Company was contingently liable with respect to 17 lease guarantees for certain member-patrons with commitments expiring through 2017. The Company believes the locations underlying these leases are marketable and, accordingly, that it will be able to recover a substantial portion of the guaranteed amounts in the event the Company is required to satisfy its obligations under the guarantees. In addition to the lease guarantees, the Company also guarantees certain third-party loans issued to member-patrons and standby letters of credit to certain vendors. Accordingly, the Company would be required to pay these obligations in the event of default by the member-patron.

During the thirty-nine weeks ended June 26, 2004, the Company entered into a lease guarantee with one of its member-patrons. The guarantee has a ten-year term, and as of June 26, 2004, the maximum potential amount of future payments that the Company could be required to make as a result of the member-patron’s non-payment of rent is approximately $3.1 million. Pursuant to Financial Accounting Standards Board Interpretation No. 45, “Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others,” Unified has recorded a liability in connection with this guarantee arrangement. This liability, which amounts to approximately $0.1 million at June 26, 2004, represents the premium receivable from the member-patron as consideration for the guarantee, and is deemed to be the fair value of the lease guarantee. The Company does not believe, based on historical experience and information currently available, that it is probable that any amounts will be required to be paid under this guarantee arrangement.

The Company’s contractual obligations and commercial commitments at June 26, 2004 are summarized as follows:

(dollars in thousands)
.	Payments due by period
Contractual Obligations	Total	Less than 1 year	1-3 years	4-5 years	More than 5 years
Senior secured notes	$100,273	$5,783	$12,997	$41,444	$40,049
Revolving lines of credit	93,500	—	—	93,500	—
Capital lease obligations	1,332	1,002	330	—	—
Other long-term obligations	14,803	3,447	11,022	334	—
Secured borrowings to banks, including standby repurchase obligations	882	433	449	—	—

Total contractual cash obligations	$210,790	$10,665	$24,798	$135,278	$40,049

(dollars in thousands)
	Payments due by period
Other Commercial Commitments	Total	Less than 1 year	1-3 years	4-5 years	More than 5 years
Standby letters of credit	$8,173	—	$8,173	—	—
Lease and loan guarantees	31,127	5,875	15,283	6,078	3,891

Total commercial commitments	$39,300	$5,875	$23,456	$6,078	$3,891

OUTSTANDING DEBT AND OTHER FINANCING ARRANGEMENTS

The Company’s notes payable and scheduled maturities are summarized as follows:

(dollars in thousands)
	June 26, 2004	September 27, 2003
Senior secured notes expiring April 1, 2008, (interest rate of 7.72% and 7.97% at June 26, 2004 and September 27, 2003, respectively) approximately $854 principal and interest payable monthly through April 1, 2008, remaining $36.0 million due April 1, 2008	$59,240	$63,146

Senior secured notes expiring October 1, 2009, payable monthly, interest only (interest rate of 8.71% and 8.96% at June 26, 2004 and September 27, 2003, respectively)	41,033	41,180

Notes to banks under the new $225.0 million secured revolving credit agreement expiring December 5, 2007 and the former $200.0 million secured revolving credit agreement, interest rate at the lender’s base rate plus 0. 50% or adjusted LIBOR (1.32% plus 1.75% at June 26, 2004 and 1.14% plus 2.50% at September 27, 2003)	93,500	118,000

Secured borrowings to banks, collateralized by member loans receivable, repayment based on terms of underlying collateral	882	1,543

Capital stock subordinated residual notes, payable in twenty quarterly installments plus interest at a variable interest rate based on the current capital investment note (subordinated) rate of 5.0%	21	522

Redemption subordinated notes, payable in twenty quarterly installments plus interest at 6.0%	1,017	1,792

Capital investment notes (subordinated), interest at 5.0%, maturity dates through 2007	13,765	15,462

Obligations under capital leases	1,332	2,839

Total notes payable	210,790	244,484
Less portion due within one year	10,665	12,110

	$200,125	$232,374

At September 27, 2003, the Company had a $200.0 million secured revolving credit facility (“Former Revolving Credit Agreement”) with a group of banks for which Cooperative Central Raiffeisen-Boerenleen Bank B.A., “Rabobank Nederland,” New York Branch, served as Administrative Agent. In December 2003, the Company refinanced the Former Revolving Credit Agreement with a $225.0 million secured revolving credit facility (“New Revolving Credit Agreement”) with a group of banks for which Harris Trust and Savings Bank is serving as Administrative Agent. The New Revolving Credit Agreement expires on December 5, 2007 and bears interest at either LIBOR plus an applicable margin (1.00% to 2.00%), currently at 1.75%, or the lender’s base rate plus an applicable margin (0.00% to 0.75%), currently at 0.50%. In each case, the applicable margin is based on the ratio of funded debt to operating cash flow. The New Revolving Credit Agreement permits advances of up to 85% of eligible accounts receivable and 65% of eligible inventories. The New Revolving Credit Agreement is collateralized by the accounts receivable and inventories of the Company and certain subsidiaries. The Company had $93.5 million outstanding under the New Revolving Credit Agreement and $118.0 million outstanding under the Former Revolving Credit Agreement at June 26, 2004 and September 27, 2003, respectively.

In addition, the Company had a total of $100.3 million and $104.3 million outstanding in senior secured notes to certain insurance companies and pension funds under a note purchase agreement dated September 29, 1999 (as amended, the “Senior Note Agreement”) at June 26, 2004 and September 27, 2003, respectively. During the thirteen weeks ended December 27, 2003, the interest rate on these notes was reduced 25 basis points as a result of the Company achieving improved performance in fiscal 2003.

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

A $10.0 million credit agreement is collateralized by Grocers Capital Company’s (“GCC”) member loan receivables. GCC is a wholly owned subsidiary of the Company whose primary function is to provide financing to member-patrons who meet certain credit requirements. Funding for loans is derived from the cash reserves of GCC, as well as the $10.0 million credit facility. The credit agreement, as amended and restated, has been extended to June 9, 2007. Amounts advanced under the credit agreement bear interest at prime (4.00% at June 26, 2004 and September 27, 2003) or Eurodollar (1.60% and 1.11%) plus 2.25% and 2.50% at June 26, 2004 and September 27, 2003, respectively. The unused portion of the credit line is subject to a commitment fee of 0.125%. The applicable rate is determined at the Company’s discretion. GCC had no borrowings outstanding at June 26, 2004 and September 27, 2003, respectively.

Member loan receivables are periodically sold by GCC to an unrelated third party bank through a loan purchase agreement. This loan purchase agreement, as amended and restated, extends through June 9, 2007. Total loan purchases under the agreement are limited to a total aggregate principal amount outstanding of $70.0 million. In January 1999, GCC entered into another loan purchase agreement with another unrelated third party bank. This additional loan purchase agreement had no maximum limitation on the loan purchases and was terminated on December 31, 2002. The loan purchase agreements do not qualify for sale treatment pursuant to Statement of Financial Accounting Standards (“SFAS”) No. 140, “Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities – a replacement FASB Statement No. 125,” and, accordingly, the Company accounts for the transfer of these financial assets as a secured borrowing with a pledge of collateral. The aggregate amount of secured borrowings with the banks was $0.9 million and $1.5 million at June 26, 2004 and September 27, 2003, respectively. The pledged collateral included in current notes receivable were $0.4 million and $0.7 million and non-current amounts were $0.5 million and $0.8 million at June 26, 2004 and September 27, 2003, respectively. The notes receivable generally bear interest at rates averaging prime plus 2.00%, are paid monthly and have maturity dates ranging from 2004 to 2008.

PATRON DEPOSITS AND PATRONAGE DIVIDENDS

Most of the Company’s patrons are required to maintain deposits with Unified in amounts specified by the Board in proportion to the volume of purchases made from Unified and may also maintain deposits with Unified in excess of such required amounts. All such deposits of a patron are maintained in the patron’s deposit account. The amount of the required deposit account for most patrons is equal to the greater of twice the amount of certain of the patron’s average weekly purchases or twice the amount of certain of the patron’s average purchases if purchases are not made on a regular basis. Former United shareholders that did not have sufficient amounts in their deposit accounts immediately following the Merger were provided with alternatives to eliminate the deficiency over time. The requirement for a member-patron to maintain the subordinated deposit account may be eliminated if the member-patron holds sufficient Class B Shares to satisfy the deposit requirement. This is accomplished by acquiring and holding Class B Shares with original issuance values equal, in the aggregate, to the dollar value of the required cash deposit. The original issuance value of Class B Shares is equal to the purchase price for the shares, which is the book value per share of the Company’s outstanding shares at the close of the fiscal year end prior to purchase.

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

Unified’s contingent obligation to repay patron deposit accounts on termination of patron status (to the extent the deposit exceeds the patron’s obligations to Unified) is reported as a long-term liability on Unified’s balance sheet. A patron also has a right to repayment of any amounts in a deposit account in excess of the patron’s specified deposit requirement. These excess amounts, which may occur when a patron’s deposit requirement is reduced as a result of the patron’s changing purchase patterns, are not subordinated to Unified’s other obligations and are reported as short-term liabilities on Unified’s balance sheet. At June 26, 2004, Unified had $16.2 million in patrons’ required deposits and $10.4 million in excess deposits. Unified uses patron deposits for working capital, and does not maintain a segregated account or other fund for their repayment.

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

REDEMPTION OF CAPITAL STOCK

The Articles of Incorporation and Bylaws currently provide that Unified has the right to repurchase any Class A Shares, Class B Shares or Class E Shares held by a former member-patron, and any excess Class B Shares held by a current member-patron, whether or not the shares have been tendered for repurchase. In December 2003 the Board amended the Company’s redemption policy to clarify that the repurchase of any Class A Shares, Class B Shares or Class E Shares is solely at the discretion of the Board. Ten years after the issuance of Class E Shares, and not before, the holder may request that the Company, at its sole discretion, repurchase Class E Shares, even if the membership of the holder has not terminated.

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

On December 10, 2003, the Board authorized the repurchase on December 22, 2003 of 19,825 shares of the Company’s Class A Shares that had been tendered and were pending redemption. The Company paid approximately $3.4 million to redeem the shares. On February 17, 2004, the Board authorized the repurchase on February 20, 2004 of 1,600 shares of the Company’s Class A Shares that had been tendered and were pending redemption. The Company paid approximately $0.3 million to redeem the shares. On April 21, 2004, the Board authorized the repurchase on May 3, 2004 of 1,700 Class A Shares with an approximate redemption value of $0.3 million. At June 26, 2004 and subsequent to the redemption of the Class A Shares, the Company had retained earnings of $10.5 million.

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

The Company’s net periodic benefit cost for its combined pension and other postretirement benefits was approximately $7.7 million for the thirty-nine week period ended June 26, 2004 compared to $6.3 million for the thirty-nine week period ended June 28, 2003.

As of June 26, 2004, the Company contributed $1.5 million to the pension plans for the 2003 plan year and expects to contribute an additional $2.7 million to the cash balance pension plan by September 15, 2004 for the 2003 plan year. Contribution requirements for the 2004 plan year will be determined when the 2004 actuarial valuation is completed. At this time, the Company expects to make contributions of $4.0 million in fiscal 2005 for the 2004 plan year. Contributions for the 2004 plan year will be due by September 15, 2005. As a result of legislation passed in April 2004, the Company is no longer required to make quarterly contributions to the cash balance pension plan for the 2004 plan year. The Pension Funding Equity Act of 2004 changed the interest rate used to calculate the “funded current liability percentage”, and the revision of this calculation eliminated the requirement to make quarterly funding contributions.

At June 26, 2004, the fair value of the benefit plan assets increased to $65.7 million from $56.9 million at September 27, 2003.

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

Increased industry competitive pressure is causing some of the Company’s members that can qualify to purchase directly from suppliers to increase their level of direct purchases from suppliers and expand their self-distribution activities. The Company’s operating results could be adversely affected if a significant reduction in distribution volume occurred in the future.

Continued consolidation in the industry, heightened competition among the Company’s suppliers, new entrants and trends toward vertical integration could create additional competitive pressures that reduce margins and adversely affect the Company’s business, financial condition and results of operations.

On October 11, 2003, members of the UFCW union in Southern California went on strike against one of the grocery retailers. At the time of the strike, the retailer’s other two bargaining partners agreed to lock out workers until a contract settlement was reached. As a result of the strike, which was settled on February 26, 2004, the Company experienced higher sales during the quarters ended December 27, 2003 and March 27, 2004 as some consumers began patronizing independent retailers rather than the larger grocery retail chains targeted by the strike. Following the resolution of the strike, the Company experienced a reduction in sales from the strike volume levels as consumers returned to their prior shopping patterns. The Company experienced a mixed result following the strike, as some retailers were able to retain new patrons gained during the strike, while other retailers’ volume returned to more normalized levels. The ability of the Company’s members and customers to maintain any post-strike volume gains is uncertain.

Economy.    The Company is affected by certain economic factors that are beyond its control including inflation. An inflationary economic period could impact the Company’s operating expenses in a variety of areas, including, but not limited to, employee wage, benefits and workers’ compensation insurance, as well as energy and fuel costs. A significant portion of the Company’s debt is at floating rates and an inflationary economic cycle typically results in higher interest costs. The Company operates in a highly competitive marketplace and passing on such cost increases to customers could be difficult.

Changes in the economic environment could also adversely affect the customer’s ability to meet certain obligations to the Company or leave the Company exposed for obligations the Company has guaranteed. Loans to members, trade receivables and lease guarantees could be at risk in a sustained inflationary environment. In response to this potential risk, the Company establishes reserves for notes receivable, trade receivables, and lease commitments for which the Company may be at risk of default. Under certain circumstances, the Company would be required to foreclose on assets provided as collateral or assume payments for leased locations for which the Company has guaranteed payment. Although the Company believes its reserves to be adequate, the Company’s operating results could be adversely affected in the event that actual losses exceed available reserves.

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

Debt Covenants.    In December 2003, the Company refinanced its Former Revolving Credit Agreement with the New Revolving Credit Agreement that expires on December 5, 2007. The New Revolving Credit Agreement also requires compliance with certain financial covenants, including minimum tangible net worth, fixed charge coverage ratio and total funded debt to earnings before interest, taxes, depreciation, amortization and patronage dividends (“EBITDAP”). While the Company is currently in compliance with all required covenants and expects to remain in compliance, this does not guarantee the Company will remain in compliance in future periods. The Company relies on internal cash and the revolving loan agreement to fund its daily operating activities. Consequently, the inability to access these sources of cash could adversely affect the Company’s operations.

Cash Flow.    The Company relies primarily upon cash flow from its operations, patron deposits and shareholdings to fund its operating activities. In the event that these sources of cash are not sufficient to meet the Company’s requirements, additional sources of cash are expected to be obtained from the Company’s credit facilities. The Company’s New Revolving Credit Agreement permits advances of up to 85% of eligible accounts receivable and up to 65% of eligible inventory up to a maximum of $225 million. As of June 26, 2004, the Company believes it has sufficient cash flow from operations and availability under the New Revolving Credit Agreement to meet operating needs and capital spending requirements through fiscal 2004. However, if access to operating cash or to the New Revolving Credit Agreement becomes restricted, the Company may be compelled to seek alternate sources of cash. The Company cannot assure that alternate sources will provide cash on terms favorable to the Company.

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

Insurance Reserves.    The Company’s insurance subsidiaries provide various types of insurance products to its members including workers’ compensation, general liability, auto, directors and officers and others. Certain of the Company’s insurance subsidiaries are regulated by the State of California and are subject to the rules and regulations promulgated by the appropriate state regulatory agencies. There are many factors that contribute to the variability in estimating insurance loss reserves and related costs. On certain occasions, changes in state regulations will have a direct impact on workers’ compensation cost and reserve requirements. In fiscal 2004, mandatory contributions to the California Workers’ Compensation Fund for California based companies was reduced to somewhat mitigate the impact of the rising workers’ compensation cost to these businesses. The cost of insurance and the sufficiency of loss reserves are also impacted by actuarial estimates based on a detailed analysis of health care cost trends, mortality rates, claims history, demographics and industry trends. As a result, the amount of the loss reserve and the related expense is significantly affected by these variables, as well as the periodic changes in state and federal law. The Company regularly assesses the sufficiency of its loss reserves, which represent potential future claims and settlements to policyholders. Insurance reserves are recorded based on estimates and assumptions made by management using data available at the valuation date and are validated by third party actuaries to ensure such estimates are within acceptable ranges. In addition, the Company’s wholesale distribution segment is self insured for workers’ compensation of up to $300,000 per incident. Insurance reserves maintained by the Company’s insurance subsidiaries and the Company’s reserve for workers’ compensation payouts totaled approximately $53.7 million as of June 26, 2004 and $45.4 million as of September 27, 2003.

Allowance for Uncollectible Accounts and Notes Receivable.    The preparation of the Company’s consolidated financial statements requires management to make estimates of the collectibility of its accounts and notes receivable. Management regularly analyzes its accounts and notes receivable for changes in the credit-worthiness of customers, economic trends and other variables that may affect the adequacy of recorded reserves for potential bad debt. In determining the appropriate level of reserves to establish, the Company utilizes several techniques including specific account identification, percentage of aged receivables and historical collection and write-off trends. In addition, the Company considers in its reserve calculations collateral such as redemption notes, member shareholdings, cash deposits and personal guarantees. A bankruptcy or financial loss associated with a major customer could have a material adverse effect on the Company’s sales and operating results. The Company’s allowance for doubtful accounts for trade and short-term notes receivable was approximately $2.1 million and $1.5 million at June 26, 2004 and September 27, 2003, respectively, and $0.4 million and $0.3 million for long-term notes receivable at June 26, 2004 and September 27, 2003, respectively. As a result of the quasi-reorganization on September 28, 2002, the Company’s accounts and notes receivable were adjusted to fair value. The related allowance for doubtful accounts was eliminated and offset against the trade and notes receivable accounts at September 28, 2002. The adjustment to fair value represents gross accounts and notes receivable that were netted against allowances for uncollectible accounts of $12.7 million at September 28, 2002.

Lease Loss Reserves.    The Company has historically subleased store sites to independent retailers who meet certain credit requirements, at rates that are at least as high as the rent paid by the Company. The Company is also obligated under leases for its discontinued retail business. Under the terms of the original lease agreements, the Company remains primarily liable for any financial commitments a retailer may no longer be able to satisfy, including those stores that are part of the Company’s discontinued retail business. Should a retailer be unable to perform under the term of the sublease, the Company would record a charge to earnings for the cost of the remaining term of the lease, less any expected sublease income, at net present value. The Company is also contingently liable for certain subleased facilities. Variables affecting the level of lease reserves recorded include the remaining lease term, vacancy rates of leased property, the state of the economy, property taxes, common area maintenance costs and the time required to sublease the property. The Company’s lease reserves for all leased locations were approximately $16.9 million and $20.1 million as of June 26, 2004 and September 27, 2003, respectively.

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

Goodwill.    The Company’s operating results are highly dependent upon either maintaining or growing its distribution volume to its customers. The Company’s top ten member and non-member customers constituted approximately 36% of total sales at June 26, 2004. A significant loss in membership or volume could adversely affect the Company’s operating results. The Merger with United resulted in the recording of goodwill representing the intangible assets of the acquired business. The book value of the goodwill was approximately $25.4 million at June 26, 2004. Although the sales volume and member base of the combined entity continue to remain strong, significant reductions in the distribution volume in the future could potentially impair the carrying amount of goodwill necessitating a write-down of this asset.

The Company evaluates its goodwill for impairment pursuant to SFAS No. 142, “Goodwill and Other Intangible Assets,” which provides that goodwill and other intangible assets with indefinite lives will no longer be amortized but tested for impairment annually, or more frequently if circumstances indicate potential impairment. The impairment test is comprised of two steps: (1) a reporting unit’s fair value is compared to its carrying value; if the fair value is less than its carrying value, goodwill impairment is indicated; and (2) if impairment is indicated in the first step, it is measured by comparing the implied fair value of goodwill to its carrying value at the reporting unit level. In determining fair value, the Company uses the discounted cash flow method, which assumes a certain growth rate projected over a period of time in the future and then discounted to net present value using the Company’s estimated cost of capital. The Company evaluates its goodwill for impairment the third quarter of each fiscal year. Accordingly, the Company tested its goodwill and noted no impairment for the fiscal quarter ended June 26, 2004.

Tax Valuation Allowances.    The Company accounts for income taxes in accordance with SFAS No. 109, “Accounting for Income Taxes” (“SFAS No. 109”), which requires that deferred tax assets and liabilities be recognized using enacted tax rates for the effect of temporary differences between the book and tax bases of recorded assets and liabilities. SFAS No. 109 also requires that deferred tax assets be reduced by a valuation allowance if it is more likely than not that some portion or all of the net deferred tax asset will not be realized. In accordance with SFAS No. 109 and post quasi-reorganization accounting, valuation allowance reductions are accounted for as an adjustment to additional paid-in capital, while increases to the valuation allowance are accounted for as an adjustment to the income tax provision. The Company had approximately $12.6 million and $14.2 million in net deferred tax assets that are net of tax valuation allowances of $2.0 million at June 26, 2004 and September 27, 2003, respectively. Of the net deferred tax assets, $10.1 million are classified as current assets in deferred income taxes and $2.5 million and $4.1 million are included in other assets in the accompanying consolidated condensed balance sheets as of June 26, 2004 and September 27, 2003, respectively. Management evaluated the available positive and negative evidence in assessing the Company’s ability to realize the benefits of the net deferred tax assets at September 27, 2003 and concluded it is more likely than not that the Company will realize a portion of its net deferred tax assets. In reaching this conclusion, significant weight was given to the Company’s exit from the retail business and other unprofitable subsidiary operations and the continued quarterly and fiscal 2003 profitability of its continuing operations. Accordingly, at September 27, 2003, the valuation allowance was reduced by $4.4 million to $2.0 million and pursuant to quasi-reorganization accounting rules, the reduction in the valuation allowance was recorded as an increase to Class A and Class B Shares.

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

Unified is subject to interest rate changes on its notes payable under the Company’s credit agreements that may affect the fair value of the notes payable, as well as cash flow and earnings. Based on the notes payable outstanding at June 26, 2004 and the current market condition, a one percent increase in the applicable interest rates would decrease the Company’s annual cash flow and earnings before estimated patronage dividends and income taxes by approximately $0.9 million. Conversely, a one percent decrease in the applicable interest rates would increase annual cash flow and earnings before estimated patronage dividends and income taxes by $0.9 million.

ITEM 4.    CONTROLS AND PROCEDURES

Disclosure controls and procedures.    Disclosure controls are controls and procedures designed to reasonably assure that information required to be disclosed in our reports filed under the Exchange Act, such as this Quarterly Report, is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms. Disclosure controls are also designed to reasonably assure that such information is accumulated and communicated to our management, including the CEO and CFO, as appropriate to allow timely decisions regarding required disclosure. Disclosure controls and procedures, no matter how well designed and implemented, can provide only reasonable assurance of achieving an entity’s disclosure objectives. The likelihood of achieving such objectives is affected by limitations inherent in disclosure controls and procedures. These include the fact that human judgment in decision-making can be faulty and that breakdowns in internal control can occur because of human failures such as simple errors, mistakes or intentional circumvention of the established processes.

The Company’s Chief Executive Officer, Alfred A. Plamann, and Chief Financial Officer, Richard J. Martin, with the participation of the Company’s management, carried out an evaluation of the effectiveness of the Company’s disclosure controls and procedures pursuant to Exchange Act Rules 13a-15(e) and 15d-15(e). Based upon that evaluation, the Chief Executive Officer and the Chief Financial Officer believe that, as of the end of the period covered by this report, the Company’s disclosure controls and procedures are effective in making known to them on a timely basis material information relating to the Company (including its consolidated subsidiaries) required to be included in this report.

Changes in internal controls over financial reporting.    Management, with the participation of the Chief Executive Officer and Chief Financial Officer of the Company, has evaluated any changes in the Company’s internal control over financial reporting that occurred during the most recent fiscal quarter. Based on that evaluation, management, the Chief Executive Officer and the Chief Financial Officer of the Company have concluded that there has been no change in the Company’s internal control over financial reporting, known to them, during the most recent fiscal quarter that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

The Company is a non-accelerated filer and is required to comply with the internal control reporting and disclosure requirements of Section 404 of the Sarbanes-Oxley Act for fiscal years ending on or after July 15, 2005. The Company is currently in the documentation phase of its Section 404 compliance and will comply with these disclosure requirements for its fiscal year ending October 1, 2005.

PART II.    OTHER INFORMATION

ITEM 1.    LEGAL PROCEEDINGS

During fiscal 2002, the Company became involved in litigation in the state of Hawaii stemming from the Company’s 1996 sale of a subsidiary to a private investor, events subsequent to the sale, and the subsequent bankruptcy and liquidation of such business. In re: Hawaiian Grocery Stores, Ltd; and Mark J.C. Yee (“Yee”) vs. Unified Western Grocers, Inc., Certified Grocers of California, Ltd., and Grocers Specialty Company, and KPMG, was filed December 14,

2001. In this case, the Trustee for the bankruptcy estate, who is the plaintiff in the matter, has asserted preference claims against Certified Grocers of California, Ltd. (“Certified”), the predecessor name of Unified, based on alleged insider relationship, fraudulent transfer claims against Certified and Grocers Specialty Company, fraud claims against Certified, Grocers Specialty Company and other unnamed parties, and contract and tort claims against KPMG. In September 2003, the court dismissed the fraudulent transfer and fraud claims against Certified and Grocers Specialty Company. The Trustee also filed a complaint in the Hawaii Circuit Court, First Circuit, entitled Mark J.C. Yee, Trustee for the Bankruptcy Estate of Hawaiian Grocery Stores, Ltd., vs. Unified Western Grocers, Inc., Certified Grocers of California, Ltd., Grocers Specialty Company, RHL, Inc., Alfred A. Plamann, Charles Pilliter, Daniel T. Bane, Robert M. Ling, David A. Woodward, Richard H. Loeffler, Fletcher Robbe, Goodsill Anderson Quinn and Stifel, and Does 1-10 on May 17, 2002. In March 2003, the Trustee amended its complaint to add Bruce Barber and Sheppard Mullin Richter & Hampton LLP, as defendants. This action, which generally arises out of the same transactions that are the subject of the Federal District Court proceeding referenced above, asserts breach of fiduciary duties by the officers and directors of Hawaiian Grocery Stores, Ltd. (“HGS”), the controlling shareholder of HGS (Grocers Specialty Company) and the controlling shareholder’s parent corporation (Certified), and breach of fiduciary duties by defendants Goodsill, Loeffler, RHL, Inc., and Robbe. Current and former officers of the Company were officers or directors of HGS during certain periods and a subsidiary of the Company was a shareholder of HGS during certain periods. In the third quarter of 2004, the court permitted Value Recovery Group, L.P., as Assignee of the Federal Deposit Insurance Corporation, Receiver of Southern Pacific Bank (“VRG”) to join the action as a plaintiff. VRG asserts it was a creditor of HGS at the time of HGS’ bankruptcy filing. In June 2004, Yee and VRG filed an amended complaint, continuing to assert claims similar to those described above. In their prayer for relief, the plaintiffs seek damages in an undetermined amount, rescission of certain transactions, restitution to plaintiffs in an unstated amount and punitive and other damages in an unstated amount. All of the above referenced matters are now pending in the Federal District Court for the District of Hawaii. The Company is vigorously defending this litigation.

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

ITEM 2.    CHANGES IN SECURITIES, USE OF PROCEEDS AND ISSUER PURCHASES OF EQUITY SECURITIES

COMPANY PURCHASES OF EQUITY SECURITIES

Period	Total Number of Shares Purchased	Average Price Paid Per Share
March 28, 2003 – April 24, 2004	—	—
April 25, 2004 – May 22, 2004	1,700	$163.00
May 23, 2004 – June 26, 2004	—	—

Total	1,700	$163.00

ITEM 3.     DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4.     SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None.

ITEM 5.    OTHER INFORMATION

None.

ITEM 6.    EXHIBITS AND REPORTS ON FORM 8-K

(a) Exhibits

10.66	Seventh Amendment to Purchase and Sale Agreement with Joint Escrow Instructions dated as of April 26, 2004, by and between the Registrant and AH Investors, LLC relating to the Purchase and Sale Agreement with Joint Escrow Instructions dated as of June 19, 2003, by and between the Registrant and The Alamo Group, Inc.

10.67	Second Amended and Restated Loan Purchase and Servicing Agreement dated as of June 9, 2004, between Grocers Capital Company and National Consumer Cooperative Bank, as buyer.

10.68	Second Amended and Restated Credit Agreement dated as of June 9, 2004, among Grocers Capital Company, the lenders listed therein and National Consumer Cooperative Bank, as agent.

31.1	Chief Executive Officer Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Chief Financial Officer Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Chief Executive Officer Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Chief Financial Officer Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

(b)	Reports on Form 8-K

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

Dated: August 3, 2004