Form 10-K
period 2004-10-02
UNIFIED WESTERN GROCERS INC
filed 2004-12-17
CIK 320431

United States

Securities and Exchange Commission

Washington, D.C. 20549

Form 10-K

(Mark One)

☒ Annual report pursuant to Section 13 or 15(d) of the Securities

Exchange Act of 1934 for the fiscal year ended October 2, 2004 or

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

Title of each class
Class A Shares
Class B Shares
Class C Shares
Class E Shares

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes  ☒            No  ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☒

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Act.) Yes  ☐            No  ☒

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

The number of shares outstanding of each of the registrant’s classes of common stock, as of December 15, 2004, were as follows:

Class A: 111,700 shares	Class B: 524,403 shares	Class C: 16 shares	Class E: 92,827 shares

Documents Incorporated By Reference: Portions of the proxy statement for the 2005 annual meeting, which will be filed within 120 days of the end of the fiscal year, are incorporated by reference into Part III of this Form 10-K.

Part I

Item 1.    BUSINESS

General

Unified Western Grocers, Inc. (“Unified” or the “Company”) is a retailer-owned, grocery wholesale cooperative serving supermarket operators located primarily in the western United States and the South Pacific. The Company’s customers range in size from single store operators to multiple store chains. The Company sells a wide variety of products typically found in supermarkets. The Company reports all product sales in its Wholesale Distribution business or segment. The Company’s customers include its owners (“member-patrons” or “Members”) and non-owners (“non-members”). Unified also provides support services to its customers, including insurance and financing. Insurance activities are reported in its Insurance business or segment while finance activities are grouped with the Company’s All Other business activities. The availability of specific products and services may vary by geographic region.

In September 1999, Unified completed a merger (the “Merger”) with United Grocers, Inc. (“United”), a grocery cooperative headquartered in Milwaukie, Oregon. In connection with the Merger, the Company changed its name from Certified Grocers of California, Ltd. (“Certified”) to Unified.

A California corporation organized in 1922 and incorporated in 1925, Unified does business primarily with those customers that have been accepted as Members. The Company’s Members are independent grocers who range in size from single store operators to regional supermarket chains. Members are required to meet specific member capitalization requirements, which include capital stock ownership and may include required cash deposits. In addition, each Member must meet minimum purchase requirements that may be modified at the discretion of the Company’s Board of Directors (the “Board”). An entity that does not meet Member purchase requirements or does not desire to become a Member may conduct business with Unified as a non-member customer on a non-patronage basis. The Company previously conducted business on a patronage basis with entities, known as “associate-patrons”, that did not desire to become Members. Associate-patrons had reduced minimum purchase requirements, were required to establish cash deposits and did not own shares of Unified’s capital stock. The Company does not currently have any associate-patron customers and does not intend to sell to non-members on a patronage basis in the future.

The earnings from the Company’s subsidiaries and from business conducted on a non-patronage basis (collectively “non-patronage business”) are retained by the Company. The earnings from business conducted on a patronage basis are distributed to Members in the form of patronage dividends.

Wholesale Distribution Business

The Company’s wholesale distribution business represented approximately 99% of consolidated net sales from continuing operations for the fiscal years ended October 2, 2004 (“2004 Period”), September 27, 2003 (“2003 Period”) and September 28, 2002 (“2002 Period”). The wholesale distribution business includes a broad range of branded and private label products in nearly all food categories including dry grocery, frozen food, deli, meat, dairy, egg, produce, bakery, gourmet, specialty foods and general merchandise products.

The wholesale distribution segment includes the results of operations from the sale of food and general merchandise products to both Members and non-members. The segment includes earnings from the Company’s patronage divisions, non-patronage division and non-patronage subsidiaries.

Patronage Divisions:    The Company conducts business with both Members and non-members within the patronage divisions. Earnings resulting from activities with Members are distributed in the form of patronage dividends, while earnings resulting from activities with non-members are retained by the Company. The Company’s patronage earnings are based on the combined results of the Company’s three patronage earnings divisions: the Southern California Dairy Division, the Pacific Northwest Dairy Division and the Cooperative Division.

•	Southern California Dairy Division: The Southern California Dairy Division operates a milk processing plant in Los Angeles, California. Milk pasteurized and bottled at the plant is purchased from California Dairies Inc. It also bottles water and various fruit punch drinks.

•	Pacific Northwest Dairy Division: The Pacific Northwest Dairy Division generates earnings from sales of dairy and related products manufactured and distributed by a third party in Oregon.

•	Cooperative Division: The Cooperative Division sells food and non-food products to Members and non-members throughout the Company’s marketing area. The Company also provides retail support services including promotional planning, technology support services and real estate services. The Company has divided its Cooperative Division into three marketing regions to better serve the product and service needs of its customers. The three regions include Southern California, Northern California and the Pacific Northwest.

Non-Patronage Division and Non-Patronage Subsidiaries:    The Company also does business on a non-patronage basis in the wholesale distribution segment through its non-patronage division, specialty food subsidiary and international sales subsidiary. These businesses sell products to both Members and non-members. Earnings from non-patronage business activities are retained by the Company.

Facilities and Transportation:    The Company operates over 3.5 million square feet of warehouse and manufacturing space throughout its marketing area.

•	Oregon: The Company owns and operates a joint-use facility in Milwaukie that includes a dry grocery warehouse, a frozen foods warehouse, and a refrigerated warehouse. The facility primarily serves the Company’s Pacific Northwest region.

•	Northern California: The Company owns and operates a joint-use facility in Stockton that includes a dry grocery facility and a combined frozen foods/refrigerated facility. The Stockton facility primarily serves the Northern California region. The Company also leases a general merchandise facility in Fresno that serves both the Northern and Southern California regions. The Company’s specialty foods subsidiary operates a leased facility in Hayward that serves all three of the Company’s marketing regions.

•	Southern California: The Company owns and operates a dry grocery facility in Commerce and a combined frozen foods/refrigerated facility in Santa Fe Springs. The Company leases an ice cream facility in Santa Fe Springs. The Company also operates a bakery manufacturing facility and a milk processing plant in Los Angeles. These facilities primarily serve the Southern California region.

The Company operates a fleet of tractors and trailers that it uses to distribute products to its customers. Customers have the choice of two delivery options. Customers may either elect to have the Company deliver orders to their stores or warehouse locations or may choose to pick-up their orders from the Company’s distribution centers. Approximately 58% of the Company’s sales are distributed by its own fleet.

National Brands:    Unified supplies more than 70,000 national brand items, which represented approximately 87% of the Company’s net sales in the 2004 Period. The Company believes that national brands are attractive to chain accounts and other customers seeking consistent product quality throughout their operations. Unified’s national brand strategy has promoted closer relationships with many national suppliers, which provide important sales and marketing support to the Company.

Private Brands:    Unified’s private brands enable the Company to offer its customers an exclusive and expanding line of product alternatives to comparable national brands across a wide range of prices. Private brands typically carry higher margins than comparable national brand products, while at the same time helping to promote customer loyalty. Unified’s two-tier private brand strategy emphasizes certain brands as a direct alternative to national brand items and other brands as an alternative to lower cost regional labels. Unified sells a full line of food and nonfood items under various private brands. Sales of Unified’s private brands represented approximately 13% of the Company’s net sales in the 2004 Period. Unified currently offers over 3,900 private brand products, including dry grocery, frozen, delicatessen, general merchandise, ice cream, fluid milk and bakery. These products are sold under the following private labels: Western Family, Springfield, Special Value, Golden Creme and Cottage Hearth trade names. The Company operates its own bakery and milk bottling manufacturing facilities in Los Angeles, California. Western Family products are acquired from Western Family Holding Company, of which the Company holds a partial ownership interest. All other private brands are manufactured by third parties with whom the Company contracts.

Supply Agreements:    During the normal course of business, Unified enters into supply agreements with certain Members and non-member customers. These agreements require that the Member or non-member customer purchase specified amounts of their merchandise requirements from Unified and obligates the Company to supply such merchandise pursuant to agreed-upon terms and conditions relating to such matters as pricing and delivery. The supply agreements vary in terms and length.

Insurance Business

The Company’s insurance business includes the results of operations for the Company’s three insurance subsidiaries (Grocers and Merchants Insurance Service, Inc., Springfield Insurance Company and Springfield Insurance Company, Ltd.). These subsidiaries provide insurance and insurance-related services, including workers’ compensation and liability insurance policies, to both the Company and its Members primarily located in California. The Company’s insurance business accounts for approximately 1% of the Company’s consolidated net sales for the fiscal years ended October 2, 2004, September 27, 2003 and September 28, 2002.

Other Support Businesses

The Company’s other support businesses collectively accounted for less than 1% of the Company’s consolidated net sales for the fiscal years ended October 4, 2004, September 27, 2003 and September 28, 2002. In fiscal 2004, 2003 and 2002, the Company’s other support businesses consisted primarily of a financing entity.

Quasi-reorganization

During the period from August 29, 1999 to September 28, 2002, the Company distributed to its Members patronage earnings of approximately $47.1 million from its three patronage earnings divisions (see “Patronage Dividends” below). However, the Company’s non-patronage businesses generated losses that resulted in an accumulated deficit of approximately $21.9 million at September 28, 2002. The losses were primarily attributable to the Company’s retail grocery business (“retail”), as well as other unprofitable subsidiaries, and the one-time transition costs associated with the Merger. On September 25, 2002, the Board approved a plan to exit retail and other unprofitable subsidiary operations (see “Discontinued Operations” below). Subsequent to this decision, the Board also approved a plan to effect a quasi-reorganization as of September 28, 2002. A quasi-reorganization is an accounting procedure that eliminates an accumulated deficit in retained earnings and permits a company to proceed on much the same basis as if it had been legally reorganized. A quasi-reorganization involves adjusting a company’s assets and liabilities to their fair values. Any remaining deficit in retained earnings is then eliminated by a transfer of amounts from paid-in capital and capital stock, if necessary, giving a company a “fresh start” and a zero balance in retained earnings. To reflect these actions, the Company wrote down certain current and non-current assets of its retail business, including goodwill, to net realizable value. In addition, the Company accrued certain exit-related costs including estimated operating losses, severance, lease reserves and other necessary costs expected to be incurred over the disposal period. The effect of these two actions resulted in a net accumulated deficit that was eliminated by a transfer of amounts from paid-in capital, Class A and Class B Shares (see Notes 2 and 3 of Notes to Consolidated Financial Statements).

Discontinued Operations

As a result of continued operating losses generated by its retail operations, the Board approved the Company’s plan to exit its retail business on September 25, 2002. In connection with the plan and pursuant to Accounting Principles Board (“APB”) Opinion No. 30, “Reporting the Results of Operations-Reporting the Effects of Disposal of a Segment of a Business, and Extraordinary, Unusual and Infrequently Occurring Events and Transactions” (“APB Opinion No. 30”), the results of operations of the retail business were reported as discontinued operations in the accompanying consolidated financial statements. At September 28, 2002, the Company’s retail business consisted of twelve stores, nine of which were operating. All stores were closed or sold in accordance with the plan of disposition.

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

During the year ended September 27, 2003, the Company closed seven of the nine operating stores and obtained binding commitments for the sale and transfer of the leasehold rights for the remaining two stores to Members. Sales proceeds realized on the sale of the leasehold rights, store inventories and certain store fixtures were approximately $1.2 million, net of tax which was less than the anticipated estimated proceeds of $5.9 million, net of tax. Also, the Company operated certain stores longer than originally projected in fiscal 2003, thus the net realizability of certain of the retail business’ remaining assets and liabilities, primarily its estimated lease reserves and settlement costs, were adjusted. The adjustments, which totaled $5.9 million net of tax, were charged as a reduction to Class A and Class B Shares during the year ended September 27, 2003. Additional adjustments were recorded in fiscal 2004 for lease reserves resulting from the sale and transfer of the remaining two retail locations and other contract and settlement costs relating to the final disposition of the retail business. The adjustments, which totaled $1.2 million net of tax, were charged as a reduction to Class A and Class B Shares.

Competition

The grocery industry, including the wholesale food distribution business, is highly competitive, and is characterized by high volume and low profit margins. As a result of heightened competition, the grocery industry has trended towards vertical integration, alternative format grocery stores (including warehouse club stores and supercenters) and mergers and acquisitions among competing organizations. The drivers of mergers or acquisitions include the need to consolidate to increase efficiency, sales and resource sharing. All of these drivers are central to enabling an organization to achieve its strategic and financial objectives easier than it could on its own. Unified competes in the wholesale grocery industry with regional and national food wholesalers such as Associated Grocers of Seattle, C&S Wholesale, and Supervalu Inc., as well as other local cooperative wholesalers that provide a broad range of products and services to their customers. Unified also competes with many local and regional meat, grocery product, specialty, and general food wholesalers. Unified’s customers compete directly with vertically integrated regional and national chains. The growth or loss in market share of our customers will also impact the Company’s sales and earnings. For more information about the competition Unified faces, please refer to the section entitled “Risk Factors” contained in Item 7, “Management Discussion and Analysis of Financial Conditions and Results of Operations.”

Technology has played a significant role in the shift of market share and the overall composition of the grocery industry as companies continue to use technology to gain efficiencies and reduce costs. As chain supermarkets increase in size and alternative format grocery stores gain market share, independent grocers are further challenged to compete. Unified’s customers benefit from the Company’s substantial investment in supply-chain technology, including improvements in the Company’s vendor management activities through new item introductions, promotions management and payment support activities. Improvements in the Company’s distribution systems have helped lower costs and improved order accuracy. The Company’s Member-focused efforts include “speed-to-shelf” for new items and enhanced retail promotion planning.

In helping its Members and non-member customers remain competitive, the Company places emphasis on providing a high quality and diverse line of products, competitive pricing and timely and reliable deliveries. The Company also provides a wide range of other services, such as financing and insurance to further support the Member’s business. Certain successful members have been able to maintain or grow market share by focusing on niche markets.

Customers

Unified conducts business primarily with its Members on a patronage basis. Earnings from business conducted with Members through its patronage divisions are distributed in the form of patronage dividends, while the Company retains earnings from non-patronage business conducted with Members. Unified also conducts business with non-member customers on a non-patronage basis. Earnings from business activities transacted with non-members are retained by the Company. The Company’s Member and non-member customers are retail grocery store operators ranging in size from single store operators to multiple store chains. The Company’s largest customer, a non-member customer, and the ten largest Member and non-member customers accounted for approximately 9% and 36%; 9% and 34%; and 7% and 30% of net sales from continuing operations for the fiscal years ended October 2, 2004, September 27, 2003 and September 28, 2002, respectively. In addition, the Company’s ten largest Members and non-member credit customers accounted for approximately 36%, 35% and 22% of total accounts receivable at October 2, 2004, September 27, 2003 and September 28, 2002, respectively.

Capital Shares

There is no established public trading market for Unified’s shares. The Company’s equity capitalization is obtained solely from its member-patrons in accordance with the Company’s share purchase requirements as established in the Bylaws.

Class A Shares.    Class A Shares may be held only by Members of Unified. A Member (1) must purchase products from Unified in amounts and in a manner that is established by the Board; (2) must meet certain financial performance criteria; (3) must make application in such form as is prescribed by Unified; and (4) must be accepted as a Member by the Board. Each holder of Class A Shares is entitled to one vote per share on all matters to be voted upon by the shareholders, and may cumulate votes in connection with the election of 80% of the authorized number of directors.

Prior to December 2002, Unified’s Bylaws required that each Member acquire and hold 100 Class A Shares. The price for these shares is the book value per share of the Company’s outstanding shares at the close of the fiscal year end prior to purchase. In December 2002, the Company adopted an equity enhancement plan. As part of this plan, the Board increased the required holdings of Class A Shares by a Member to 150 shares at the end of fiscal 2003, 200 shares at the end of fiscal 2004, 250 shares at the end of fiscal 2005, 300 shares at the end of fiscal 2006, and 350 shares at the end of fiscal 2007.

Class B Shares.    Each holder of Class A Shares must also own a number of Class B Shares in an amount established by the Board. Unified currently requires each Member to hold Class B Shares having an issuance value equal to approximately twice the amount of certain of the Member’s average weekly purchases, except for certain product categories that are subject to reduced requirements (the “Class B Share requirement”). The Class B Share requirement is determined twice a year, at the end of the Company’s second and fourth fiscal quarters, based on the Member’s purchases from the Cooperative Division during the preceding four quarters. At the end of the fourth quarter of fiscal 2004, the requirement was based on Members’ purchases over the preceding two quarters only, so as to exclude any excess purchase volume that may have occurred as a result of a labor dispute in Southern California involving the three major national retail chain stores.

Members meeting certain qualifications may elect to maintain a reduced Class B Share requirement. For purposes of this requirement, each Class B Share held by a Member has an issuance value equal to the book value per share of the Company’s outstanding shares at the close of the fiscal year end prior to the issuance of such Class B Shares. The holders of Class B Shares currently have the right to elect 20% of the authorized number of directors. Except as provided above or by California law, the holders of Class B Shares do not have any other voting rights.

In accordance with the Company’s Bylaws, Members must satisfy their Class B Share requirement entirely through the holding of Class B Shares by the end of the sixth year of membership. Thus, Class B Shares required to be held by a new Member may be acquired over the five consecutive fiscal years commencing with the first year after admission as a Member at the rate of 20% per year if a subordinated cash deposit is provided for the full amount of the requirement.

Class B Shares are generally issued to Members as a portion of the Cooperative Division patronage dividends paid. If following the issuance of Class B Shares as part of the patronage dividend distribution for any given fiscal year after the first year as a Member, the Member does not hold the required amount of Class B Shares, then additional Class B Shares must be purchased by the Member in a quantity sufficient to achieve the requirement. The additional Class B Shares are paid for by charging the Member’s cash deposit account in an amount equal to the issuance value of the additional Class B Shares or by direct purchase by the Member.

In October 2004, the Board amended the Class B Share requirement. The purpose of the new plan is to encourage Member growth by offering a reduced requirement if certain qualifications are met and to provide a cap on the investment requirement at certain volume levels. The standard Class B investment requirement (“Standard Requirement”) is twice the amount of certain average weekly purchases, except for meat and produce, which are one times average weekly purchases. Members may apply for a reduced Class B investment requirement (“Reduced Requirement”), which requires Members to pay for their purchases electronically on the current due date and demonstrate credit worthiness. The Reduced Requirement is based on a sliding scale such that additional purchase volume lowers the requirement. Members who do not apply for the Reduced Requirement would remain on the Standard Requirement. These changes are scheduled to be effective with the second quarter fiscal 2005 recalculation of the Class B Share requirement. In conjunction with adopting modifications to the Class B Share requirement, the Board granted a temporary discontinuance for the fiscal year ending October 2, 2004 only, of the requirement to purchase Class B Shares, such that if the issuance of Class B Shares from the patronage dividend distribution did not satisfy the amount of Class B Shares required to be held, the Member’s cash deposit account would be charged. This temporary discontinuance does not apply to those Members who are in the process of acquiring their Class B Shares over the five consecutive fiscal years commencing with the first year following admission as a Member.

Members that were former United members who did not meet the minimum Class B Share ownership requirements at the time of the Merger must (i) purchase additional Class B Shares to cover the deficiency; or (ii) assign at least 80% of the Cooperative Division patronage dividends the shareholder receives in the future to Unified to purchase Class B Shares until the deficiency is eliminated. During that period, Unified requires the Member to purchase at least the amount of total product purchased during the most recent 12 month period prior to the Merger under a supply agreement with Unified.

Class C Shares.    Members of the Board hold Class C Shares. Each director purchases one Class C Share for its stated value of ten dollars. Class C Shares are non-voting director qualifying shares and share in liquidation at a value of ten dollars per share.

Class E Shares.    In December 2002, as part of its fiscal 2003 equity enhancement plan, a new class of equity, denominated “Class E Shares”, was created. Class E Shares were issued as a portion of the patronage dividends issued for the Cooperative Division in fiscal 2004 and fiscal 2003, and may be issued as a portion of the patronage dividends issued for the Cooperative Division in future periods, as determined annually at the discretion of the Board. The Class E Shares have a stated value of $100 per share, and are non-voting and non-dividend bearing equity securities. Class E Shares are transferable only with the consent of the Company. Pursuant to the Company’s redemption policy, Class E Shares cannot be repurchased for ten years from their date of issuance unless approved by the Board or upon sale or liquidation of the Company. The shares, when redeemed, will be redeemed at stated value.

Redemption of Capital Stock

The Articles of Incorporation and Bylaws currently provide that Unified has the right to repurchase any Class A Shares, Class B Shares or Class E Shares held by a former Member, and any Class B Shares in excess of the Class B Share requirement (“Excess Class B Shares”) held by a current Member, whether or not the shares have been tendered for repurchase. The repurchase of Class A Shares, Class B Shares or Class E Shares is solely at the discretion of the Board. Pursuant to the Company’s redemption policy, Class E Shares cannot be repurchased for ten years from their date of issuance unless approved by the Board or upon sale or liquidation of the Company. After ten years, the holder may request that Unified, at the sole discretion of the Board, repurchase Class E Shares, even if the membership of the holder has not terminated. The shares, when redeemed, will be redeemed at stated value.

Subject to the Board’s determination and approval to redeem shares, any repurchase of shares will be on the terms, and subject to the limitations and restrictions, if any set forth in:

•	The California General Corporation Law;

•	The Company’s Articles of Incorporation and Bylaws;

•	The Company’s redemption policy; and

•	Any credit or other agreements to which the Company is a party.

California General Corporation Law

The Company is subject to the restrictions imposed by the California General Corporation Law (the “CGCL”). Section 501 of the CGCL prohibits any distribution that would be likely to result in a corporation being unable to meet its liabilities as they mature. In addition, Section 500 of the CGCL prohibits any distribution to shareholders for the purchase or redemption of shares unless (a) the amount of retained earnings immediately prior thereto equals or exceeds the amount of the proposed distribution or (b) an alternative asset-liability ratio test is met. Historically, the Company maintained sufficient retained earnings to accomplish its share repurchase program. However, during fiscal years 2000, 2001 and 2002, the Company’s retained earnings had been depleted such that they were inadequate to permit repurchase of the Company’s shares. This was remedied with the Company’s exit from its retail business, quasi-reorganization and subsequent profitable operations. However, there can be no assurance that the Company will be able in the future to redeem all shares tendered under the restrictions of the CGCL.

Recent Redemption Activity

On December 10, 2003, the Board authorized the repurchase on December 22, 2003 of 19,825 shares of the Company’s Class A Shares that had been tendered and were pending redemption. The Company paid approximately $3.4 million to redeem the shares. On February 17, 2004, the Board authorized the repurchase on February 20, 2004 of 1,600 shares of the Company’s Class A Shares and 194 of the Company’s Class B Shares that had been tendered and were pending redemption. The Company paid approximately $0.3 million to redeem the shares. On April 21, 2004, the Board authorized the repurchase on May 3, 2004 of 1,700 Class A Shares that had been tendered and were pending redemption. The Company paid $0.3 million to redeem those shares. On August 25, 2004, the Board authorized the repurchase on September 8, 2004 of 1,750 Class A Shares that had been tendered and were pending redemption. The Company paid $0.3 million to redeem those shares.

On December 15, 2004, the Board authorized the repurchase of 3,100 Class A Shares with an approximate redemption value of $0.5 million and 24,173 Class B Shares with an approximate redemption value of $4.3 million (see Note 21 to Notes to Consolidated Financial Statements).

Articles of Incorporation and Bylaws

The Board has the right to amend the Company’s redemption policy at any time, including, but not limited to, changing the order in which repurchases will be made or suspending or further limiting the number of shares repurchased, except as otherwise may be expressly provided in the Articles of Incorporation. A copy of the Bylaws, which contains the Company’s redemption policy, was filed as Exhibit 3.2 to the Company’s Annual Report on Form 10-K for the fiscal year ended September 27, 2003, and is incorporated herein by reference.

Redemption policy

The Board has the discretion to modify the redemption policy from time to time. All redemptions occur solely at the discretion of the Board. The Company’s redemption policy currently provides that, subject to the following limitations, (i) Class A Shares and Class B Shares held by a shareholder that is no longer a qualified or active Member may be redeemed at the book value per share of the Company at the close of the last fiscal year end prior to termination of Member status, (ii) with respect to terminations prior to September 30, 2000, the repurchase price is the Company’s book value per share at the fiscal year end prior to the effective date of the Merger, (iii) Class B Shares of terminated Members would not be redeemed until after September 28, 2002 and (iv) after September 28, 2002 Unified may repurchase Excess Class B Shares tendered for redemption at the book value per share at the close of the last fiscal year end prior to the date the shares are tendered for repurchase.

Pursuant to the Merger, Unified agreed to repurchase Excess Class B Shares held by former shareholders of United that were received in the Merger and tendered for redemption prior to January 28, 2001 at the book value as of April 2, 1999 of the shares of the Company’s common stock for which the Excess Class B Shares were exchanged in the Merger. The Company purchased such shares by issuing notes referred to as “redemption subordinated notes,” which are payable in twenty equal quarterly principal installments and bear interest at 6% per year. In fiscal 2004 and 2003, the Company paid $1.1 million and $2.8 million, respectively, on the notes.

The Company’s redemption policy also currently provides that the number of Class B Shares that Unified may redeem in any fiscal year will be typically limited to approximately 5% of the sum of:

•	The number of Class B Shares outstanding at the close of the preceding fiscal year end; and

•	The number of Class B Shares issuable as a part of the patronage dividend distribution for the preceding fiscal year.

If the amount redeemed in any fiscal year is less than all shares eligible for redemption, then the shares redeemed will be determined on a pro rata basis.

Credit or Other Agreements

The Company is party to credit agreements under which redemptions of Class A, Class B and Class E Shares are prohibited during the period of breach or default under the credit agreements.

Patronage Dividends

Unified distributes patronage dividends to its Members based upon its patronage earnings during a fiscal year. Non-member customers are not entitled to receive patronage dividends. The Board approves the payment of dividends and the form of such payment for the Company’s three patronage earnings divisions: the Southern California Dairy Division, the Pacific Northwest Dairy Division and the Cooperative Division.

•	Southern California Dairy Division: Patronage earnings attributable to the Southern California Dairy Division are generated from sales of products primarily manufactured at a milk and juice bottling plant located in Los Angeles, California. Patronage dividends for this division are paid solely to Members who purchase dairy and other related products from the Southern California Dairy Division.

•	Pacific Northwest Dairy Division: Patronage earnings attributable to the Pacific Northwest Dairy Division are generated from sales of dairy products manufactured by third party suppliers located in Oregon. Patronage dividends are paid solely to Members who purchase dairy products from the Pacific Northwest Dairy Division.

•	Cooperative Division: Patronage earnings attributable to the Cooperative Division are generated from all other patronage activities of Unified regardless of geographic location. Patronage dividends are paid based on the patronage purchases of the following types of products: dry grocery, deli, general merchandise, frozen food, ice cream, meat, produce and bakery.

The following table summarizes the patronage dividend earnings of Unified during the past three fiscal years.

(dollars in thousands)
Division	2004	2003	2002
Southern California Dairy	$10,055	$10,056	$10,457
Pacific Northwest Dairy	347	274	284
Cooperative	10,340	6,282	5,972

Total	$20,742	$16,612	$16,713

The Company tracks the volume of qualifying patronage purchases from the Company in the respective divisions on an individual member basis. The dividends are distributed in proportion to the qualified patronage sales during the year. Total patronage earnings are based on the combined results of the Southern California Dairy Division, the Pacific Northwest Dairy Division and the Cooperative Division. In the event of a loss in one division, the Board will make an equitable decision with respect to the treatment of the loss.

Due to logistic and geographic constraints, Members of Unified located outside of Southern California and the Pacific Northwest typically do not participate in the patronage earnings of the Company’s dairy divisions.

The Company’s Bylaws provide that patronage dividends may be distributed in cash or in any other form that constitutes a written notice of allocation under Section 1388 of the Internal Revenue Code. Section 1388 defines the term “written notice of allocation” to mean any capital stock, revolving fund certificate, retain certificate, certificate of indebtedness, letter of advice, or other written notice, that discloses to the recipient the stated dollar amount allocated to the recipient by Unified and the portion thereof, if any, which constitutes a patronage dividend. Written notices of allocation may be in the form of qualified written notices of allocation or non-qualified written notices of allocation. To constitute a qualified written notice of allocation, a patronage dividend must be paid at least 20% in cash and the balance in a form which constitutes a written notice of allocation and which the recipient has agreed to take into income for tax purposes in the year of receipt. If at least 20% of the patronage dividend is not paid in cash, the entire amount of the distribution not paid in cash, whether in the form of stock, subordinated patronage dividend certificates or other debt instrument, constitutes a non-qualified written notice of allocation.

In fiscal 2002, pursuant to the equity enhancement plan, Cooperative Division patronage dividends were paid to Members for fiscal 2002 in the form of:

•	Class B Shares to the extent of any deficiency in the Member meeting its Class B Share requirement; and

•	Patronage dividend certificates (“Patronage Certificates”) for the balance of such patronage dividends due to the Members. Patronage Certificates have a term of five years and an interest rate approximating the five-year treasury rate as such rate exists at fiscal year end, and such rate is to be adjusted annually thereafter to approximate the same benchmark interest rate on each anniversary of the fiscal year end.

In fiscal 2003, the Company issued $3.3 million of Patronage Certificates as a portion of its patronage dividends for fiscal 2002. These Patronage Certificates are included in subordinated patronage dividend certificates in the accompanying consolidated balance sheets.

For fiscal 2003, patronage dividends in the Cooperative Division were paid to member-patrons in the form of:

•	Class B Shares to the extent of any deficiency in the Member meeting its Class B Share requirement; and

•	Class E Shares for the balance of the patronage dividend due to the Member.

For fiscal 2004, patronage dividends in the Cooperative Division will be paid to member-patrons in the same manner as fiscal 2003.

Patronage dividends generated by the dairy divisions are paid in cash.

Minimum Purchase Requirements

Unified requires that each Member meet the minimum purchase requirements established by the Board, which may be modified from time to time. Currently, Unified’s minimum purchase requirement for Members is $5,000 per week. Exceptions to the minimum purchase requirements may be granted by the Board. Entities not meeting these minimum purchase requirements can purchase products on a non-patronage basis.

Member Equity Investments

Unified generally requires that its Members own Class B Shares pursuant to a formula based on average weekly purchases from the Company or the amount of the Member’s average purchases if purchases are not made on a regular basis. New Members may satisfy their Class B Share requirement over the five consecutive fiscal years commencing with the first year after admission as a Member at the rate of 20% per year if a subordinated cash deposit (“Required Deposit”) is maintained. Periodically, Members with deposit deficiencies will be allowed to build the minimum cash deposit requirement over time. Unified pays no interest on required cash deposit amounts. However, interest is paid at the prime rate for cash deposits in excess of the Member’s required deposit amount.

The value of a Class B Share for purpose of satisfying the Class B Share requirement is based upon the book value at the last fiscal year end prior to the initial issuance of each Class B Share. Former United shareholders were permitted a value of $253.95 per share for the value of shares received in the Merger. Former United shareholders who did not have sufficient Class B Shares immediately following the Merger to meet the minimum deposit requirements were provided with alternatives to eliminate the deficiency over time. The three alternatives were: (i) provide a cash deposit for the deficiency; (ii) purchase additional Class B Shares to cover the deficiency; or (iii) assign at least 80% of the Cooperative Division patronage dividends the shareholder receives in the future to Unified to purchase Class B Shares until the deficiency is eliminated.

The Member deposit fund deficiency was approximately $6.3 million, $7.0 million and $8.7 million at October 2, 2004, September 27, 2003 and September 28, 2002, respectively. The deposit fund deficiencies consisted of approximately $3.6 million, $4.0 million and $5.7 million at October 2, 2004, September 27, 2003 and September 28, 2002, respectively, of Members that were approved to build deposit fund requirements over time, and approximately $2.7 million in fiscal 2004 and $3.0 million in both fiscal years 2003 and 2002, respectively, of former United members that elected to assign at least 80% of the Cooperative Division patronage dividends to fulfill deposit fund requirements.

Prior to fiscal 2004, Members participating in the Company’s price reservation program were also required to maintain a non-interest-bearing deposit based upon the value of the inventory subject to the program. During fiscal 2004, the price reservation deposit requirement was discontinued; however, the price reservation program remains in effect.

The required cash deposits of member-patrons are contractually subordinated and subject to the prior payment in full of certain senior indebtedness of the Company. As a condition of becoming a Member, each Member is required to execute a subordination agreement providing for the subordination of the Member’s required cash deposits. Generally, the subordination is such that no payment can be made by the Company with respect to the required cash deposits in the event of an uncured default by the Company with respect to senior indebtedness, or in the event of dissolution, liquidation, insolvency or other similar proceedings, until all senior indebtedness has been paid in full.

Unified requires each Member to execute a subordination agreement that provides for the subordination in certain circumstances of the Member’s right to repayment of their required cash deposit in full until all indebtedness to the Company is satisfied. If membership status is terminated, upon request, the Company will return to Members the amount of the cash deposit that is in excess of the required deposit amount, less any amounts owed to Unified, provided that the Member is not in default of any other of its obligations to Unified. In all cases, a return of that portion of the Member’s cash deposits that consists of required deposits will be governed by the applicable subordination provisions and will be returned only to the extent permitted by the subordination provisions.

Pledge of Shares, Patronage Certificates and Guarantees

The Company requires each shareholder to pledge, as collateral, all Class A, B and E Shares of the Company, as well as all Patronage Certificates, held by them to secure their obligations to Unified. Individual shareholders of corporate Members are required to guarantee the obligations of the corporate Member, except that former shareholders of United who were, at the date of the Merger, in compliance with their obligations to United and its subsidiaries are not required to provide individual guarantees in the absence of financing transactions.

Tax Matters

Unified is a California corporation operating primarily on a cooperative basis. The Company is subject to federal, state, franchise and other taxes applicable to corporations, such as sales, excise, real and personal property taxes. The Company files consolidated annual income tax returns with its subsidiaries.

As a corporation operating on a cooperative basis, the Company is subject to Subchapter T of the Internal Revenue Code and regulations promulgated thereunder. Under Subchapter T, Unified generally must distribute patronage dividends to its Members. In order to qualify as a patronage dividend, distributions are made on the basis of the relative value of the business done with or for Members, under a pre-existing obligation to make such payment, and with reference to the net earnings from business done with or for the cooperative’s Members. Patronage dividends are paid in cash or in any form that constitutes a written notice of allocation. A written notice of allocation is distributed to the Member and provides notice of the amount allocated to the Member by Unified and the portion thereof which constitutes a patronage dividend.

Under Subchapter T regulations, Unified may deduct for the fiscal year to which they relate the amount of patronage dividends paid in cash and qualified written notices of allocation or other property (except a nonqualified written notice of allocation) within 8 1/2 months after the end of the fiscal year to which the patronage dividends relate. A written notice of allocation will be qualified if Unified pays at least 20% of the patronage dividend in cash, and the Member consents to take the stated dollar amount of the written notice into income in the year in which it is received. Members sign a consent form at the time of membership to satisfy the consent requirement. Members are required to consent to include in their gross income, in the year received, all cash as well as the stated dollar amount of all qualified written notices of allocation, including the Patronage Certificates and the book value of the Class B Shares distributed to them as part of the qualified written notices of allocation. Class B Shares distributed as part of the qualified written notices of allocation are also subject to state income and corporation franchise taxes in California and may be subject to these taxes in other states.

To the extent that Class B Shares are received by the Member as part of the qualified written notices of allocation under Subchapter T rules, the Internal Revenue Service (“IRS”) has held that if such Class B Shares are redeemed in full or in part or are otherwise disposed of, there will be included in the computation of the gross income of the Member, as ordinary income, in the year of redemption or other disposition, the excess of the amount realized on the redemption or other disposition over the amount previously included in the computation of gross income. However, since Class B Shares may be issued other than as a part of patronage dividends, it is possible that the IRS could take the position that the proceeds from a partial redemption of Class B Shares should be taxed as a dividend.

Unified is subject to federal income tax and various state taxes on the net earnings of the business with or for Members that are not distributed as qualified written notices of allocation and on the net earnings derived from non-patronage business. In fiscal 2002 as part of its equity enhancement plan, the Company issued nonqualified written notices of allocation in the form of Class B shares and Patronage Certificates, and in fiscal 2003 and fiscal 2004, the Company issued nonqualified written notices of allocation in the form of Class B Shares and Class E Shares. The Member does not include a nonqualified written notice of allocation, whether in Class B Shares, Class E Shares or Patronage Certificates, as income in the year of receipt and the Company is not entitled to an income tax deduction in the year of issuance. The Member will have ordinary taxable income and the Company will have an income tax deduction when the stock is redeemed or the subordinated patronage dividend certificate is paid in cash or property.

Members are urged to consult their tax advisors with respect to the applicability of U.S. federal income, state or local tax rules on the ownership and disposition of Class A, B and E Shares and the receipt of Patronage Certificates with respect to their own tax status.

Suppliers and Raw Materials Sources

The products Unified sells to its customers and the raw materials the Company uses in its manufacturing operations are purchased from a number of sources. In general, the Company is not dependent upon any single source of supply in any of its businesses. Management believes that alternative supplies are available for substantially all of the Company’s products and that the loss of any one supplier would not have a material adverse effect on the Company’s business. Management also believes the products and raw materials generally are available in sufficient supply to adequately meet customer demand.

Seasonality and Backlog

The Company’s wholesale business segment is not subject to significant seasonal fluctuations in demand. The Company experiences no material backlog in sales orders or the provisioning of customer orders.

Government Regulation

Unified owns and operates various facilities for the manufacture, warehousing and distribution of products to its Members and non-member customers. Accordingly, the Company is subject to increasingly stringent federal, state and local laws, regulations and ordinances that (i) govern activities or operations that may have adverse environmental effects, such as discharges to air and water, as well as handling and disposal practices for solid and hazardous wastes and (ii) impose liability for the costs of cleaning up, and certain damages resulting from sites of past spills, disposals or other releases of hazardous materials. In particular, under applicable environmental laws, Unified may be responsible for remediation of environmental conditions and may be subject to associated liabilities (including liabilities resulting from lawsuits brought by private litigants) relating to its facilities and the land on which the Company’s facilities are situated, regardless of whether Unified leases or owns the facilities or land in question and regardless of whether such environmental conditions were created by it or by a prior owner or tenant. Unified believes it is in compliance with all such laws and regulations and has established reserves for known and anticipated costs of remediation.

Employees

Unified employs approximately 2,900 employees, of whom approximately 1,800 are represented by labor unions under 23 collective bargaining agreements. The International Brotherhood of Teamsters represents a significant majority of employees covered by labor contracts. Collective bargaining agreements affecting the Company’s employees have various expiration dates ranging through 2008. The Company believes its labor relations to be good.

The Company’s exit from its retail business in fiscal 2003 reduced its workforce by approximately 600 employees, 400 of whom were represented by unions. Additionally, the Company implemented a workforce reduction initiative in fiscal 2002 that eliminated approximately 340 positions consisting of regular and temporary employees and contractors impacting nearly all divisions, departments and facilities.

Availability of SEC Filings

Unified makes available, free of charge, through its website (www.uwgrocers.com) its Forms 10-K, 10-Q and 8-K, as well as its registration statements, proxy statements and all amendments to those reports, as soon as reasonably practicable after those reports are filed electronically with the Securities and Exchange Commission (“SEC”). A copy of any of the reports filed with the SEC can be obtained from the SEC’s Public Reference Room at 450 Fifth Street, N.W., Washington, D.C. 20549. A copy may also be obtained by calling the SEC at 1-800-SEC-0330. All reports filed electronically with the SEC are available on the SEC’s website at http://www.sec.gov.

Item 2.    PROPERTIES

The Company’s corporate offices, warehouses and manufacturing facilities as of October 2, 2004 are summarized as follows:

	Approximate Square Footage
Description	Owned	Leased
Corporate offices	63,000	144,000
Dry warehouses	2,117,000	577,000
Refrigerated warehouses	561,000	66,000
Manufacturing facilities	181,000	—

These properties are located in California, Oregon and Arizona.

Item 3.    LEGAL PROCEEDINGS

During fiscal 2002, the Company became involved in litigation in the state of Hawaii stemming from the Company’s 1996 sale of a subsidiary to a private investor, events subsequent to the sale, and the subsequent bankruptcy and liquidation of such business. In re: Hawaiian Grocery Stores, Ltd; and Mark J.C. Yee vs. Unified Western Grocers, Inc., Certified Grocers of California, Ltd., Grocers Specialty Company, and KPMG, was filed December 14, 2001. In this case, the Trustee for the bankruptcy estate, who is the plaintiff in the matter, has asserted preference claims against Certified Grocers of California, Ltd. (“Certified”), the predecessor name of Unified, based on alleged insider relationship, fraudulent transfer claims against Certified and Grocers Specialty Company, fraud claims against Certified, Grocers Specialty Company and other unnamed parties, and contract and tort claims against KPMG. In September 2003, the court dismissed the fraudulent transfer and fraud claims against Certified and Grocers Specialty Company. The Trustee also filed a complaint in the Hawaii Circuit Court, First Circuit, entitled Mark J.C. Yee (“Yee”), Trustee for the Bankruptcy Estate of Hawaiian Grocery Stores, Ltd., vs. Unified Western Grocers, Inc., Certified Grocers of California, Ltd., Grocers Specialty Company, RHL, Inc., Alfred A. Plamann, Charles Pilliter, Daniel T. Bane, Robert M. Ling, David A. Woodward, Richard H. Loeffler, Fletcher Robbe, Goodsill Anderson Quinn and Stifel, and Does 1-10 on May 17, 2002. In March 2003, the Trustee amended its complaint to add Bruce Barber and Sheppard Mullin Richter & Hampton LLP, as defendants. This action, which generally arises out of the same transactions that are the subject of the Federal District Court proceeding referenced above, asserts breach of fiduciary duties by the officers and directors of Hawaiian Grocery Stores, Ltd. (“HGS”), the controlling shareholder of HGS (Grocers Specialty Company) and the controlling shareholder’s parent corporation (Certified), and breach of fiduciary duties by defendants Goodsill, Loeffler, RHL, Inc., and Robbe. Current and former officers of the Company were officers or directors of HGS during certain periods and a subsidiary of the Company was a shareholder of HGS during certain periods. In the third quarter of 2004, the court permitted Value Recovery Group, L.P., as Assignee of the Federal Deposit Insurance Corporation, Receiver of Southern Pacific Bank (“VRG”) to join the action as a plaintiff. VRG asserts it was a creditor of HGS at the time of HGS’ bankruptcy filing. In June 2004, Yee and VRG filed an amended complaint, continuing to assert claims similar to those described above. In their prayer for relief, the plaintiffs seek damages in an undetermined amount, rescission of certain transactions, restitution to plaintiffs in an unstated amount and punitive and other damages in an unstated amount. All of the above referenced matters are now pending in the Federal District Court for the District of Hawaii. The Company is vigorously defending this litigation.

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

Item 4.    SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

No matters were submitted to a vote of security holders during the fourth quarter of fiscal 2004.

Additional Item.    EXECUTIVE OFFICERS OF THE REGISTRANT

Please refer to the information under “Part III, Item 10. Directors and Executive Officers of the Registrant” for information regarding the executive officers of the Registrant.

Part II

Item 5.    MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED SHAREHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

There is no established public trading market for the Company’s Class A, Class B, Class C or Class E Shares. As of December 15, 2004, the Company’s Class A Shares (111,700 shares outstanding) were held of record by 564 shareholders, Class B Shares (524,403 shares outstanding) were held of record by 784 shareholders, Class C Shares were held of record, one share each, by the 16 directors of Unified, and the Company’s Class E Shares (92,827 shares outstanding) were held of record by 573 shareholders. The Company does not pay cash dividends on its stock and has no plans to do so in the future.

Company Purchases of Equity Securities

Period	Total Number of Shares Purchased	Average Price Paid Per Share
June 27, 2004 - July 24, 2004	—	—
July 25, 2004 - August 21, 2004	—	—
August 22, 2004 - October 2, 2004	1,750	$163.00

Total	1,750	$163.00

Item 6.    SELECTED FINANCIAL DATA

The selected financial information below has been compiled from the audited consolidated financial statements of Unified for the fiscal years ended October 2, 2004, September 27, 2003, September 28, 2002, September 29, 2001 and September 30, 2000. The historical selected financial information has been recast to reflect the Company’s exit from its retail operations. These operations are classified as discontinued operations. The following selected consolidated financial data should be read in conjunction with the Company’s consolidated financial statements and the notes thereto and the information contained in Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations”. Historical results are not necessarily indicative of future results.

(dollars in thousands, except book value per share)
Fiscal Period Ended†	October 2, 2004	September 27, 2003		September 28, 2002(a)		September 29, 2001	September 30, 2000
Net sales	$3,039,953	$2,731,442	(f)	$2,792,782		$2,770,203	$2,870,351
Operating income	50,040	45,840		44,027		40,404	40,439
Patronage dividends	20,742	16,612		16,713		14,934	15,426
Earnings (loss) from continuing operations, net of taxes	7,406	5,279		1,985		(1,263)	(2,046)
Loss from discontinued operations, net of taxes	—	—		(40,590	)(b)	(11,904)	(9,320)
Net earnings (loss)	7,406	5,279		(38,605)		(13,136)	(11,366)
Total assets	701,819	719,326		761,387		769,734	785,074
Long-term notes payable	191,694	232,374		287,780		298,710	277,290
Book value per share(c)(d)(e)(g)	174.39	163.00		158.23		171.29	200.78

†	The Company’s fiscal year ends on the Saturday nearest September 30. Fiscal 2004 comprised 53 weeks whereas all prior years presented in the table comprised 52 weeks.

(a)	On September 25, 2002, the Company’s Board approved a resolution to effect a quasi-reorganization for financial reporting purposes effective September 28, 2002. The quasi-reorganization process resulted in the adjustment of the Company’s assets and liabilities to fair value at September 28, 2002 and the elimination of the Company’s accumulated deficit by a reduction of $18.1 million against additional paid-in capital, $1.1 million against Class A Shares and $7.7 million against Class B Shares.

(b)	The loss from discontinued operations included losses from operations of approximately $5.1 million, net of income tax benefits of $5.0 million. In connection with the Company’s exit plan, the Company recorded a loss on the sale and/or disposal of its discontinued retail business for the year ended September 28, 2002 which included the write-off of goodwill applicable to retail operations of $21.1 million, expected losses to be incurred during the disposal period of $4.5 million, write-down of assets to fair value of $10.5 million, lease reserves and settlements of $3.7 million, severance and termination benefits of $0.8 million and contract termination and other costs of $0.7 million. These costs were partially offset by estimated proceeds of $5.9 million, net of tax. The reserves established at September 28, 2002 represented estimates of the additional costs the Company expected to incur to complete its exit and disposal activities in fiscal 2003. Certain of the reserves established, such as lease reserves and settlements, will be resolved in future years (see Note 2 of Notes to Consolidated Financial Statements).

(c)	During the year ended September 27, 2003, the Company closed seven of its remaining nine operating stores in its discontinued retail business and obtained binding commitments for the sale and transfer of the leasehold rights for the remaining two stores to Members, which stores were either sold or transferred shortly after fiscal 2003 year end. Sales proceeds realized on the sale of the leasehold rights, store inventories and certain store fixtures were approximately $1.2 million, net of tax which was less than the anticipated estimated proceeds of $5.9 million, net of tax. Also, the Company operated certain stores longer than originally projected in fiscal 2003, and thus the net realizability of certain of the retail business’ remaining assets and liabilities, primarily its estimated lease reserves and settlement costs, were adjusted. The adjustments, which total $5.9 million net of tax, were charged as a reduction to Class A and Class B Shares during the year ended September 27, 2003 pursuant to quasi-reorganization accounting rules.

(d)	Additional adjustments were recorded in fiscal 2004 for lease reserves resulting from the sale and transfer of the remaining two retail locations and other contract and settlement costs relating to the final disposition of the retail business. The adjustments, which totaled $1.2 million net of tax, were charged as a reduction to Class A and Class B Shares.

(e)	The Company had approximately $10.5 million, $14.2 million and $9.4 million in net deferred tax assets that were reduced by a tax valuation allowance of approximately $2.0 million, $2.0 million and $6.4 million at October 2, 2004, September 27, 2003 and September 28, 2002, respectively. In fiscal 2003, Management evaluated the available positive and negative evidence in determining the realizability of the net deferred tax assets at September 27, 2003 and concluded it is more likely than not that the Company will realize a portion of its net deferred tax assets. In reaching this conclusion, significant weight was given to the Company’s exit from the retail business and other unprofitable subsidiary operations and the continued profitability of its continuing operations. Accordingly, the valuation allowance was reduced by $4.4 million as of September 27, 2003, and pursuant to quasi-reorganization accounting rules, the reduction in the valuation allowance was recorded as an increase to Class A and Class B Shares.

(f)	As discussed in Note 1 of Notes to Consolidated Financial Statements in Item 8, the Company adopted Emerging Issues Task Force (“EITF”) Issue No. 03-10, “Application of Issue No. 02-16 by Resellers to Sales Incentives Offered to Consumers by Manufacturers” (“EITF No. 03-10”) beginning with its second quarter of fiscal 2004, which requires manufacturers’ sales incentives offered directly to consumers that do not meet certain criteria to be reflected as a reduction of revenue in the financial statements of a reseller. Pursuant to the transition guidance contained in Issue No. 03-10, the Company reclassified its net sales, cost of sales and distribution, selling and administrative expenses for the year ended September 27, 2003 to reflect the impact of EITF No. 03-10. Accordingly, for the year ended October 2, 2004, $86.6 million of such consideration was classified as a reduction in cost of sales, and for the year ended September 27, 2003, $87.6 million of such consideration was reclassified as a reduction in cost of sales with a corresponding reduction in net sales. In addition, for the year ended October 2, 2004, $0.6 million was classified as a reduction in distribution, selling and administrative expenses, and for the year ended September 27, 2003, $0.7 million was reclassified as a reduction in distribution, selling and administrative expenses with a corresponding increase in cost of sales. Comparable amounts for all prior years presented were not reclassified, as reclassification is not permitted under the transition guidance. Therefore, net sales for the fiscal years ended October 2, 2004 and September 27, 2003 are not comparable to prior fiscal years to the extent of the impact of EITF No. 03-10. The application of EITF No. 03-10 had no effect on net earnings.

(g)	Book value per share is equal to total shareholders’ equity plus the receivable for sale of Class A Shares to members, less the cumulative stated value of outstanding Class E Shares, divided by the number of Class A and B Shares outstanding at fiscal year end.

Item 7.    MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Forward-Looking Information

This report contains “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995. These statements relate to expectations concerning matters that (a) are not historical facts, (b) predict or forecast future events or results, or (c) embody assumptions that may prove to have been inaccurate. These forward-looking statements involve risks, uncertainties and assumptions. When the Company uses words such as “believes,” “expects,” “anticipates” or similar expressions, the Company is making forward-looking statements. Although Unified believes that the expectations reflected in such forward-looking statements are reasonable, the Company cannot give readers any assurance that such expectations will prove correct. The actual results may differ materially from those anticipated in the forward-looking statements as a result of numerous factors, many of which are beyond the Company’s control. Important factors that could cause actual results to differ materially from the Company’s expectations include, but are not limited to, the factors discussed in the sections entitled “Risk Factors” and “Critical Accounting Policies and Estimates” within “Management’s Discussion and Analysis of Financial Condition and Results of Operations.” All forward-looking statements attributable to Unified are expressly qualified in their entirety by the factors that may cause actual results to differ materially from anticipated results. Readers are cautioned not to place undue reliance on these forward-looking statements, which reflect management’s opinion only as of the date hereof. The Company undertakes no duty or obligation to revise or publicly release the results of any revision to these forward-looking statements. Readers should carefully review the risk factors described in this document as well as in other documents the Company files from time to time with the Securities and Exchange Commission.

COMPANY OVERVIEW

Unified Western Grocers, Inc. (“Unified,” “the Company,” “our,” or “we”), a California corporation organized in 1922 and incorporated in 1925, is a retailer-owned, grocery wholesale cooperative serving supermarket operators primarily located in the western United States and in the South Pacific. The Company sells a wide variety of grocery-related and general merchandise products to its customers. The Company also provides financing and insurance services to its customers. The Company does business primarily with Members on a patronage basis. Retailers may do business with the Company as non-member customers on a non-patronage basis.

The Company operates its business in two reportable business segments: (1) Wholesale Distribution and (2) Insurance. All remaining business activities are grouped into “All Other” (see Note 17 of Notes to Consolidated Financial Statements.)

Sales Activities

The Company experienced overall sales growth of 11.3% for the fiscal year ended October 2, 2004 (the “2004 Period”). The 2004 Period included 53 weeks while the fiscal year ended September 27, 2003 included 52 weeks. Sales growth was achieved through a combination of one-time events, including a strike and lockout in Southern California impacting the three major national grocery chains, that will not be repeated in the fiscal year ended October 1, 2005 (the “2005 Period”) as well as continuing sales growth. The Company’s continuing sales growth was approximately 4.6%, and was driven primarily by new store openings by existing customers and the addition of new customers.

The Company attributes the sales growth, in part, to the programs and services the Company provides to expand and replenish its Member base. The Company provides real estate services, equipment sales and financing to support existing Members that are remodeling or opening new stores. The Company also helps retailers introduce new products to meet changing consumer demand.

During the 2004 Period, the Company has added new Members to the cooperative as indicated in the following table:

Membership Activity	Number of Members
Membership count (active) as of September 27, 2003	556
New members	50
Members discontinued	(42)
Membership count (active) as of October 2, 2004	564

While sales have been trending up, the marketplace in which the Company operates continues to evolve and present challenges both to the Company and its customers. The continued expansion of large box store formats into the Company’s marketplace will present challenges for some of the retail grocery stores owned by customers of the Company. In addition, alternative formats such as discount, drug and convenience stores continue to expand their offering of products that are a core part of the conventional grocery store offering.

To effectively compete with these alternatives to the conventional retail grocery store, successful customers have focused on differentiation strategies in items on the perimeter of the store such as produce, service deli, service bakery and meat categories. In the 2004 Period, Unified launched an initiative to emphasize the sale of these perimeter store products. This initiative is intended to help retailers improve their competitiveness through enhanced item selection and lower product cost through the Company’s ability to serve as a “single source” for its customers.

Demographic changes have created more ethnic diversity in the Company’s marketplace and are also supporting the Company’s sales growth. The vast majority of Unified’s customers in its Southern California region operate retail stores in the Los Angeles and San Diego metropolitan areas with diverse ethnic populations. Unified’s customers have developed effective marketing strategies that have attracted the ethnic shopper. Populations in the Company’s Northern California and Pacific Northwest regions have also become more ethnically diverse over time, providing increased growth opportunities for Unified’s customers. Unified supports growth throughout its marketplace by working closely with vendors to offer promotions on fast-moving products to the membership and by supporting and sponsoring major events that help promote sales at the retail level.

Economic Factors

Certain business costs such as workers’ compensation, medical, benefits and fuel have risen significantly in recent periods. Additionally, wage increases occur as a result of negotiated labor contracts and the impact of inflationary cost of living adjustments. These cost increases have resulted in economic pressure on the Company’s underlying cost structure. To offset these cost increases, the Company actively develops initiatives aimed at improving business processes and managing costs to achieve reductions. The implementation of these initiatives has resulted in significant improvements throughout the Company, most notably in the Company’s distribution system, which has led to improved warehouse and transportation efficiencies. Labor efficiencies, such as the number of cases moved in the warehouse per hour of work, have increased 5%, 4% and 8% in the 2004, 2003 and 2002 Periods, respectively, due to system and process improvements. Additionally, the growth in sales for the 2004 Period also provided the Company with benefits of scale.

Technology

Technology has played a significant role in shaping the grocery industry as companies continue to use technology to gain efficiencies and reduce costs. Technology improvements have been an important part of Unified’s strategy to improve service to its customers and lower costs. Technology improvements in its distribution systems have been an area of concentration. The Company expects to see additional warehouse improvements and order fulfillment accuracy as it continues its warehouse system improvements over the next two years. Additionally, the Company has made improvements to better support its interactions with vendors and customers. The Company’s related vendor activities include improvements to its new item introductions, promotions management and payment support activities that have also helped efforts to improve efficiencies and lower costs. Member focused efforts have included improvements through its Memberlink technology product that completes the supply chain cycle by improving speed-to-shelf for new items and enhancing retail promotion planning.

Discontinued Operations and Quasi-reorganization

In the fiscal year ended September 28, 2002 (the “2002 Period”), the Company’s retail segment incurred a loss of $5.1 million, net of tax, compared to a loss of $11.9 million, net of tax, in fiscal 2001. While the operating performance of the Company’s retail segment had improved in the 2002 Period compared to the prior year, the Company concluded that future improvements would require significant continued capital investment. As a result, the Board approved, on September 25, 2002, management’s plan to exit its retail operations. The Company has reclassified certain accounts in the consolidated financial statements to reflect its exit from the retail business. Accordingly, certain accounts such as revenues, costs and expenses, assets and liabilities and cash flows relating to the Company’s retail operations were segregated and the net operating results, net liabilities and net cash flows of the retail operations were reported as “Discontinued Operations” in the accompanying consolidated financial statements.

The Company has now completed its exit from the retail business. During the fiscal year ended September 27, 2003 (the “2003 Period”), the Company closed seven of its remaining nine operating stores and obtained binding commitments for the sale and transfer of the leasehold rights for the remaining two stores to Members, which stores were either sold or transferred in the first quarter of the 2004 Period (see Note 2 of Notes to Consolidated Financial Statements).

The Company also evaluated its other subsidiary activities and concluded that it would exit from its unprofitable trucking, printing and security activities. Subsequent to its decision to exit retail and other unprofitable subsidiary activities, the Board approved a plan to effect a quasi-reorganization as of September 28, 2002. A quasi-reorganization is an accounting procedure that eliminates an accumulated deficit in retained earnings and permits a company to proceed on much the same basis as if it had been legally reorganized. A quasi-reorganization involves adjusting a company’s assets and liabilities to their fair values. Any remaining deficit in retained earnings is then eliminated by a transfer of amounts from paid-in capital and capital stock, if necessary, giving a company a “fresh start” and a zero balance in retained earnings. To reflect these actions, the Company wrote down certain current and non-current assets of its retail and other unprofitable businesses, including goodwill, to net realizable value. In addition, the Company established reserves for certain exit related costs including estimated operating losses, severance, lease reserves and other necessary costs expected to be incurred over the disposal period. The effect of these two actions resulted in a net accumulated deficit that was eliminated by a transfer of amounts from paid-in capital, Class A and Class B Shares (see Notes 2 and 3 of Notes to Consolidated Financial Statements).

Results of Operations

The following discussion of the Company’s financial condition and results of operations should be read in conjunction with “Item 6—Selected Consolidated Financial Data” and the consolidated financial statements and notes to the consolidated financial statements, specifically Note 17 to Notes to Consolidated Financial Statements, Segment Information, included elsewhere in this report. Certain statements in the following discussion are not historical in nature and should be considered to be forward-looking statements that are inherently uncertain.

The following discussion also addresses the impact of the quasi-reorganization on the Company’s financial condition and results of operations.

The following table sets forth selected consolidated financial data of Unified expressed as a percentage of net sales for the periods indicated below:

Fiscal Year Ended	October 2, 2004	September 27, 2003	September 28, 2002
Net sales	100.0%	100.0%	100.0%
Cost of sales	90.1	89.6	90.0
Distribution, selling and administrative expenses	8.3	8.7	8.4

Operating income	1.6	1.7	1.6
Interest expense	0.5	0.8	0.8
Patronage dividends	0.7	0.6	0.6
Income taxes	0.2	0.1	0.1

Earnings from continuing operations before cumulative effect of a change in accounting principle	0.2	0.2	0.1
Loss from discontinued operations, net of income tax benefits	—	—	(1.5)

Net earnings (loss)	0.2%	0.2%	(1.4)%

Post Quasi-Reorganization

Fiscal Year Ended October 2, 2004 (“2004 Period”) Compared to Fiscal Year Ended September 27, 2003 (“2003 Period”)

Overview of the 2004 Period.    The results of operations for the 2004 Period includes 53 weeks while the 2003 Period included 52 weeks. The Company’s consolidated operating income from continuing operations improved by $4.2 million, or 9.2%, to $50.0 million in the 2004 Period compared to $45.8 million in the 2003 Period. The operating income for the Company’s Wholesale Distribution segment improved over the 2003 Period, but was offset in part by a decline in the Insurance segment and the other combined business activities not separately reportable as a segment (collectively referred to as “All Other” business).

On October 11, 2003, members of the United Food and Commercial Workers union (“UFCW”) in Southern California went on strike against one of the area’s large grocery retail chains. At the time of the strike, the retailer’s other two bargaining partners agreed to lock out workers until a contract settlement was reached. As a result of the strike, which was settled on February 26, 2004, the Company experienced higher sales and costs during the quarters ended December 27, 2003 and March 27, 2004 as some consumers began patronizing independent retailers rather than the larger grocery retail chains targeted by the strike. During the strike, efforts to support the additional volume resulted in higher cost of goods and additional logistics costs. However, the additional costs did not outweigh the benefits of the additional volume and contributed to the higher operating income for the 2004 Period. Following the resolution of the strike, the Company experienced a reduction in sales and costs from the strike volume levels as consumers returned to their prior shopping patterns. Due to the many factors involved, an exact measurement of benefit from the additional volume and sales retained following the strike cannot be precisely determined.

As discussed in Note 1 of Notes to Consolidated Financial Statements in Item 8, “Financial Statements and Supplementary Data”, the Company adopted Emerging Issues Task Force (“EITF”) Issue No. 03-10, “Application of Issue No. 02-16 by Resellers to Sales Incentives Offered to Consumers by Manufacturers” (“EITF No. 03-10”) beginning with its second quarter of fiscal 2004, which requires manufacturers’ sales incentives offered directly to consumers that do not meet certain criteria to be reflected as a reduction of revenue in the financial statements of a reseller. Accordingly, for the 2004 Period, $86.6 million of such consideration was classified as a reduction in cost of sales, and for the 2003 Period, $87.6 million of such consideration was reclassified as a reduction in cost of sales with a corresponding reduction in net sales. In addition, for the 2004 Period, $0.6 million was classified as a reduction in distribution, selling and administrative expenses, and for the 2003 Period, $0.7 million was reclassified as a reduction in distribution, selling and administrative expenses with a corresponding increase in cost of sales. Comparable amounts for years presented prior to fiscal 2003 were not reclassified, as reclassification is not permitted under the transition guidance. The application of EITF No. 03-10 had no effect on net earnings.

•	Wholesale Distribution Segment: The Wholesale Distribution segment realized an overall 17.0% net improvement in operating income of $7.2 million to $49.3 million in the 2004 Period compared to $42.1 million in the 2003 Period. The improvement was due to a combination of higher sales and improvements in facility productivity, offset in part by an increase in workers’ compensation expenses in the Company’s California operations.

The Company operates primarily within three marketing areas made up of its Southern California, Northern California and Pacific Northwest regions. Each region experienced sales growth through a combination of new stores added by existing customers, growth in perimeter store products, and new membership.

The 2004 Period included an additional week of operations that also contributed to an increase in sales over the 2003 Period.

As a result of the UFCW strike in Southern California, the Company experienced a temporary sales increase during the 2004 Period as consumers began patronizing the Company’s independent grocery retailers rather than the larger grocery retail chains targeted by the strike. Subsequent to the strike, the Company retained some volume while most of the temporary sales increase returned to normal levels as consumers returned to their prior shopping patterns. The Northern California and Pacific Northwest regions experienced sales volume increases even though they were not impacted by the strike.

The Company’s sales mix in Southern California changed slightly to accommodate the volume increase related to the strike as grocers began ordering a different mix of products to accommodate the new demands at retail. The increase in cost of sales and expenses related to efforts to support the additional strike volume did not continue beyond the strike period.

•	Insurance Segment: The Company’s insurance business includes the results of operations for the Company’s three insurance subsidiaries (Grocers and Merchants Insurance Service, Inc., Springfield Insurance Company and Springfield Insurance Company, Ltd.). These subsidiaries provide insurance and insurance-related services, including workers’ compensation and liability insurance policies, to both the Company and its Members primarily located in California. All intercompany transactions with the Company have been eliminated. The insurance segment recognized continued adverse development in its workers’ compensation claim experience for older accident years, resulting in an operating loss of $1.8 million in the 2004 Period versus an operating loss of $0.3 million in the 2003 Period. This continued adverse development resulted in a net decline in operating income of $1.5 million. Commencing in April 2004, certain legislative reforms favorably impacting workers’ compensation were implemented. While some benefits have been realized from this legislation, the full impact has not yet been determined.

•	All Other: All remaining business activities are grouped into “All Other”. All Other business activities primarily consist of the Company’s finance subsidiary and the consolidation of a variable interest entity as discussed in Note 4 of Notes to Consolidated Financial Statements in Item 8, “Financial Statements and Supplementary Data”. Within this category, operating income declined $1.4 million to $2.6 million in the 2004 Period compared to income of $4.0 million in the 2003 Period. The decline in earnings performance is primarily due to a reduction in the loan portfolio at the Company’s finance subsidiary and expenses related to closed retail store sites that have been sold to the variable interest entity.

The following tables summarize the performance of each business segment for the 2004 and 2003 Periods.

Wholesale Distribution Segment (dollars in thousands)
	2004	2003	Difference
Gross sales	$3,008,190	$2,718,360	$289,830
Inter-segment eliminations	(586)	(18,421)	17,835

Net sales	3,007,604	2,699,939	307,665
Cost of sales	2,713,470	2,425,238	288,232
Distribution, selling and administrative expenses	244,853	232,566	12,287

Operating income	$49,281	$42,135	$7,146

Insurance Segment (dollars in thousands)
	2004	2003	Difference
Gross sales	$34,625	$36,903	$(2,278)
Inter-segment eliminations	(4,799)	(9,715)	4,916

Net sales	29,826	27,188	2,638
Cost of sales	24,487	20,681	3,806
Distribution, selling and administrative expenses	7,165	6,812	353

Operating loss	$(1,826)	$(305)	$(1,521)

All Other (dollars in thousands)
	2004	2003	Difference
Gross sales	$2,731	$5,457	$(2,726)
Inter-segment eliminations	(208)	(1,142)	934

Net sales	2,523	4,315	(1,792)
Cost of sales	—	560	(560)
Distribution, selling and administrative expenses	(62)	(255)	193

Operating income (loss)	$2,585	$4,010	$(1,425)

Net sales.    Consolidated net sales from continuing operations increased $308.5 million, or 11.4%, to $3.0 billion in the 2004 Period compared to the 2003 Period.

•	Wholesale Distribution Segment: Net wholesale distribution sales increased $307.7 million, or 11.4%, to $3.0 billion in the 2004 Period compared to the 2003 Period. Wholesale distribution sales increased by approximately $136.6 million due primarily to the distribution volume of existing Members’ expansion to new store locations, the addition of both new Members and non-member customers, growth in perimeter-store products such as meat, produce and other perishable products, and the additional 53rd week in the 2004 Period. The Company also experienced inflationary pressures in the acquisition cost of meat resulting from the discovery of infected beef in the United States. This inflationary cost, which caused our meat prices to increase, contributed to an increase in net sales of approximately $50.0 million over the 2003 Period and is not expected to return to previous levels in the 2005 Period.

In addition, increased sales to grocers competing with the three major grocery retailers on strike in Southern California were estimated to be approximately $130.0 million higher compared to the 2003 Period. However, an exact measurement of the impact of the strike on sales cannot be precisely determined due to the many variables involved.

The Company also experienced a reduction in sales due to the transition of a non-member chain customer that began sourcing its specialty grocery products from another supplier resulting in reduced sales of approximately $8.9 million compared to the 2003 Period.

The Company’s exit from its retail operations resulted in a decrease of $17.8 million in inter-segment eliminations for the 2004 Period as compared to the 2003 Period.

•	Insurance Segment: Net sales increased $2.6 million, or 9.7%, to $29.8 million for the 2004 Period compared to the 2003 Period. Sales in the segment are generated primarily from workers’ compensation policies sold to Members in California. Although the number of policies written has remained relatively constant, the continuation of previously-implemented policy rate increases, which have been partially offset by a recent shift by policy holders to higher deductible policies, resulted in an increase in net sales.

•	All Other: Net sales decreased $1.8 million, or 41.5%, to $2.5 million in the 2004 Period compared to the 2003 Period. The decline in net sales is primarily due to the Company closing its printing, transportation and security subsidiaries pursuant to the Board’s resolution on December 28, 2002 to exit all unprofitable subsidiaries and lower financing income due to a reduction in the financing subsidiary’s loan portfolio.

Cost of sales.    Consolidated cost of sales from continuing operations was $2.7 billion for the 2004 Period and $2.4 billion for the 2003 Period, an increase of 11.9%, and comprised 90.1% and 89.6% of consolidated net sales for the 2004 and 2003 Periods, respectively.

•	Wholesale Distribution Segment: Cost of sales increased $288.2 million, or 11.9%, to $2.7 billion in the 2004 Period. As a percentage of net wholesale sales, cost of sales was 90.2% and 89.8% for the 2004 and 2003 Periods, respectively. The increase in cost of sales as a percent of net sales was primarily due to the efforts to support additional volume in Southern California related to the UFCW strike. As a result of the strike, customers from the three major grocery retail chains began patronizing stores supplied by the Company. This influx of new customers altered the Company’s normal sales mix. The increase in cost of sales related to efforts to support the additional strike volume did not continue beyond the strike period.

•	Insurance Segment: Cost of sales increased $3.8 million, or 18.4%, to $24.5 million in the 2004 Period compared to $20.7 million in the 2003 Period. The increase in cost of sales was primarily attributable to adverse development on claim losses. Since the adoption of new legislative reforms in April 2004, the Company has begun to experience an improvement in its workers’ compensation claims reserve requirements.

•	All Other: There was no cost of sales for the 2004 Period as the only remaining activities are finance and the operations of a variable interest entity (see Note 4 of Notes to Consolidated Financial Statements) for which cost of sales is not applicable.

Distribution, selling and administrative expenses.    Consolidated distribution, selling and administrative expenses from continuing operations were $252.0 million and $239.1 million, an increase of 5.4%, and comprised 8.3% and 8.7% of net sales for the 2004 and 2003 Periods, respectively.

•	Wholesale Distribution Segment: Distribution, selling and administrative expenses of $244.9 million for the 2004 Period were $12.3 million, or 5.3%, higher than in the 2003 Period and comprised 8.1% and 8.6% of net wholesale sales for the 2004 and 2003 Periods, respectively. Of the $12.3 million increase, $8.8 million related to increased volume while the remaining net increase of $3.5 million was attributable to specific factors. Certain factors are considered non-recurring in nature while others may represent on-going changes to the Company’s cost structure. The following discussion outlines these changes.

The favorable factors contributing to the reduction in cost as a percent of sales are as follows:

•	The increase in net sales allowed the Company to leverage its fixed costs, thereby reducing costs by 0.5% as a percentage of net sales over the 2003 Period.

•	As stated in Note 10 of Notes to Consolidated Financial Statements, the Company is contingently liable on various properties and retail stores. Lease reserves have been established for certain of these properties and retail stores that are not currently utilized for operations. These reserves are adjusted for changes in estimated vacancy periods and sublease income. Total lease expenses were $1.1 million and $5.4 million in the 2004 and 2003 Periods, respectively, a decrease in expenses of $4.3 million, or 0.2% percent of net sales.

•	Collections on previously reserved accounts receivable resulted in reducing expenses by $3.8 million, or 0.1% in costs as a percentage of net sales, over the 2003 Period.

While the Company believes its reserves for lease losses and allowance for doubtful accounts are sufficient to cover the estimated risk, adverse changes in estimates can have a material impact on the Company’s financial results.

The unfavorable factors are as follows:

•	The Company’s workers’ compensation expense increased $9.3 million, or 0.3% of net sales, for the 2004 Period. During the first half of the 2004 Period, the Company experienced adverse development on claim losses that resulted in an increase in expense. The Company is self insured up to $300,000 per incident with a stop loss coverage policy over that amount. Loss accruals up to the stop loss coverage are made based on actuarially developed loss estimates. In April 2004, the State of California passed legislation aimed at reducing the rising cost of workers’ compensation expenses. The full realization of these benefits is uncertain; however, the result of the year end actuarial study has identified that some improvement has occurred.

•	The Company’s expenses for legal and accounting services increased $2.3 million, or 0.1% in cost as a percentage of net sales, over the 2003 Period. Legal cost increases were due to expenses related to ongoing litigation. Accounting service increases were due to ongoing SEC filings and tax compliance activity as well as activity related to evaluating internal controls over financial reporting and disclosure requirements of Section 404 of the Sarbanes-Oxley Act of 2002. The Company expects accounting service costs to continue at the higher levels experienced in the 2004 Period through the 2005 Period.

The remaining decrease of 0.1% in cost as a percent of net sales was made up of other less significant expense changes.

•	Insurance Segment: Distribution, selling and administrative expenses for the Company’s Insurance segment were $7.2 million for the 2004 Period compared to $6.8 million for the 2003 Period.

•	All Other: Distribution, selling and administrative expenses for the Company’s All Other business activities for the 2004 Period were ($0.1) million compared to ($0.3) million for the 2003 Period.

The Company’s finance subsidiary expenses increased $0.3 million compared to the 2003 Period primarily due to loan collection activities. The finance subsidiary has experienced significant favorable collection performance during both the 2004 and 2003 Periods on loans previously reserved and a general improvement in the quality of the underlying loan portfolio. As a result of collections received on previously reserved loans, the reserve for uncollectible loans was reduced $1.6 million and $1.8 million in the 2004 and 2003 Periods, respectively. The Company believes its loan reserves are sufficient to cover the credit risk in the loan portfolio but does not anticipate this favorable reduction in loan reserves to continue in future periods.

In addition, All Other includes $0.4 million of expense activities related to brokerage commissions and leases on closed retail store sites that have been sold to a variable interest entity as discussed in Note 4 of Notes to Consolidated Financial Statements in Item 8, “Financial Statements and Supplementary Data”. The need for additional reserves is dependent upon the variable interest entity’s ability to develop the sites and subsequently sell or sublease them to outside parties.

Partially offsetting the cost increases was a reduction of $0.3 million in expenses related to the closure of unprofitable subsidiaries. The remaining decrease of $0.2 million was made up of other less significant expense changes.

Interest.    Interest expense was $17.3 million and $20.6 million, a reduction of $3.3 million, or 16.0%, and comprised 0.5% and 0.8% of consolidated net sales for the 2004 and 2003 Periods, respectively. Interest expense on the Company’s primary debt instruments declined $3.1 million over the 2003 Period. The interest expense reduction was comprised of two major components—a decrease in weighted average borrowings and interest rate reductions.

•	Weighted average borrowings: Interest expense declined $1.7 million over the 2003 Period due to a reduction in the Company’s weighted average borrowings. Borrowings were reduced by $31.6 million due to improved cash flow from operations, working capital improvements, the Company’s equity enhancement program, and the Company’s exit from retail operations.

•	Interest rate reduction: Interest expense declined $1.4 million over the 2003 Period due to lower interest rates. The Company’s average borrowing rates for the 2004 and 2003 Periods were 5.7% and 6.2%, respectively. Two factors contributed to the decline in interest rates. First, the Company realized a reduction in rates under its senior debt agreements due to its achieving improved financial results, and second, the overall market rate of interest declined over the 2003 Period. The Company currently believes it will be able to sustain the financial performance measures required to maintain the current interest rate margins through the 2005 Period.

The Company’s borrowings on its revolving credit agreement are subject to market rate fluctuations. A 0.25% change in the market rate of interest over the prior period would have resulted in a $0.3 million increase or decrease in corresponding interest expense.

Changes in secondary debt instruments resulted in a $0.2 million decrease in expense in the 2004 Period as compared to the 2003 Period.

Patronage dividends.    Patronage dividends for the 2004 Period were $20.7 million, compared to $16.6 million in the 2003 Period, an increase of 24.9%. Patronage dividends for the 2004 Period consisted of the patronage earnings from the Company’s three patronage earnings divisions: the Southern California Dairy Division, the Pacific Northwest Dairy Division and the Cooperative Division. For the 2004 and 2003 Periods, respectively, the Company had patronage earnings of $10.1 million and $10.0 million in the Southern California Dairy Division, $0.3 million and $0.3 million in the Pacific Northwest Dairy Division and $10.3 million and $6.3 million in the Cooperative Division.

Income taxes.    Income tax expense was $4.6 million for the 2004 Period compared to $3.4 million for the 2003 Period, an increase of $1.2 million, or 36%. The Company’s effective income tax rate was 38.2% for the 2004 Period compared to 38.9% for the 2003 Period. The lower effective income tax rate in the 2004 Period reflects a decrease in permanent differences between book and taxable income.

Post Quasi-Reorganization

Fiscal Year Ended September 27, 2003 (“2003 Period”) Compared to Fiscal Year Ended September 28, 2002 (“2002 Period”)

Overview of the 2003 Period.    The Company’s consolidated operating income from continuing operations improved by $1.8 million, or 4.1%, to $45.8 million in the 2003 Period compared to $44.0 million in the 2002 Period. The Company experienced improvements in both its Wholesale Distribution segment and All Other business activities. The Company’s Insurance segment experienced a decline in operating income over the 2002 Period. As discussed in Note 1 of Notes to Consolidated Financial Statements in Item 8, “Financial Statements and Supplementary Data”, the Company adopted EITF No. 03-10 beginning with its second quarter of fiscal 2004, which requires manufacturers’ sales incentives offered directly to consumers that do not meet certain criteria to be reflected as a reduction of revenue in the financial statements of a reseller. Pursuant to the transition guidance contained in EITF No. 03-10, the Company has reclassified its net sales, cost of sales and distribution, selling and administrative expenses for the year ended September 27, 2003 to reflect the impact of EITF No. 03-10. Comparable amounts for all prior years presented were not reclassified, as reclassification is not permitted under the transition guidance. Accordingly, $87.6 million of such consideration for the year ended September 27, 2003 has been classified as a reduction in cost of sales with a corresponding reduction in net sales. Therefore, net sales for the 2003 Period are not comparable to the 2002 Period to the extent of the impact of EITF No. 03-10. In addition, $0.7 million has been classified as a reduction in distribution, selling and administrative expenses with a corresponding increase in cost of sales as of September 27, 2003. The application of EITF No. 03-10 had no effect on net earnings.

The Wholesale Distribution segment realized an overall net improvement in operating income of $0.3 million to $42.1 million in the 2003 Period compared to $41.8 million in the 2002 Period due to improved margins that were partially offset by increased costs in distribution, selling and administrative expenses. The margin improvement is primarily attributable to the Company’s modified pricing program that was implemented in July 2002, which charges member-patrons based on a cent per case service fee rather than a percent of sales methodology. The Company realized an improvement in the dollars collected on its products shipped, and also experienced a reduction in low case value products sold that were previously charged below required contribution levels. The Company’s distribution, selling and administrative expenses experienced a net increase in total expenses during the year from higher costs for certain expenses such as employee health and welfare costs, California workers’ compensation insurance, property insurance and a general cost of living increase in other expenses. The Company implemented a number of expense reduction initiatives to mitigate the increase in operating expenses. System improvements and other workflow process modifications have facilitated a reduction in labor force over the last two years of 18% in the non-union workforce and 11% in the union workforce. The Company’s combined-facility productivity has increased by 13% during the same two-year period (additional 5% in the 2003 Period in addition to an 8% improvement in the 2002 Period) as a result of productivity initiatives that were implemented.

Operating income in the Company’s Insurance segment declined $2.1 million to an operating loss of ($0.3) million in the 2003 Period compared to operating income of $1.8 million in the 2002 Period. The decline in operating income is primarily attributable to increased cost of sales of $4.1 million in the 2003 Period due to premium increases on policies written and an increase in insurance reserve provisions to comply with statutory reserve requirements. The increased cost of sales was partially offset by a $2.5 million increase in net sales due primarily to increased rates on policy renewals. The remaining $0.5 million decline in operating income is due to other less significant increases in selling and administrative expenses.

Operating income also improved in the Company’s All Other business activities, increasing by $3.6 million to $4.0 million in the 2003 Period compared to $0.4 million in the 2002 Period. The improvement is primarily due to increased earnings from the Company’s finance subsidiary and the closure of certain unprofitable subsidiaries.

The following table summarizes the performance of each business segment for the 2003 and 2002 Periods.

Wholesale Distribution Segment (dollars in thousands)
	2003	2002	Difference
Gross sales	$2,718,360	$2,822,107	$(103,747)
Inter-segment eliminations	(18,421)	(60,834)	42,413

Net sales	2,699,939	2,761,273	(61,334)
Cost of sales	2,425,238	2,495,410	(70,172)
Distribution, selling and administrative expenses	232,566	224,093	8,473

Operating income	$42,135	$41,770	$365

Insurance Segment (dollars in thousands)
	2003	2002	Difference
Gross sales	$36,903	$32,510	$4,393
Inter-segment eliminations	(9,715)	(7,860)	(1,855)

Net sales	27,188	24,650	2,538
Cost of sales	20,681	16,548	4,133
Distribution, selling and administrative expenses	6,812	6,276	536

Operating (loss) income	$(305)	$1,826	$(2,131)

All Other (dollars in thousands)
	2003	2002	Difference
Gross sales	$5,457	$12,216	$(6,759)
Inter-segment eliminations	(1,142)	(5,357)	4,215

Net sales	4,315	6,859	(2,544)
Cost of sales	560	2,379	(1,819)
Distribution, selling and administrative expenses	(255)	4,049	(4,304)

Operating income	$4,010	$431	$3,579

Net sales.    Consolidated net sales from continuing operations decreased $61.3 million, or 2.2%, to $2.7 billion in the 2003 Period compared to the 2002 Period.

•	Wholesale Distribution Segment: Net wholesale distribution sales decreased $61.3 million, or 2.2%, to $2.7 billion in the 2003 Period compared to the 2002 Period. Wholesale distribution sales decreased $87.6 million related to the implementation of EITF No. 03-10. Excluding the impact of the foregoing decrease, sales would have increased by $26.3 million. This decrease was partially offset by increased sales of $47.5 million due primarily to the distribution volume of approximately 45 new member-patrons, existing member-patrons’ expansion to new store locations, and growth in perimeter-store products such as meat, produce and other perishable products. The Company also experienced a decline in sales of low case value grocery products and in other products, such as general merchandise and paper products that are sold in other highly competitive marketing channels. The reduction in the sale of low margin products was approximately $12.0 million compared to the 2002 Period.

The Company also experienced a reduction in sales due to a transitional non-member chain customer that began sourcing its specialty grocery products from another supplier resulting in reduced sales of approximately $9.2 million compared to the 2002 Period.

The $103.7 million reduction in gross sales was offset by a decrease of $42.4 million in inter-segment eliminations resulting from the Company’s exit from its retail operations. As a result of the above, net wholesale distribution sales decreased by $61.3 million.

•	Insurance Segment: Net sales of $27.2 million were $2.5 million, or 10.3%, higher than the 2002 Period due primarily to increased rates on policy renewals.

•	All Other: Net sales of $4.3 million were $2.5 million, or 37.1%, lower than the 2002 Period. On December 28, 2002, the Company closed its printing, transportation and security subsidiaries pursuant to the Board’s resolution to exit all unprofitable activities, resulting in reduced sales of $3.0 million in the 2003 Period compared to the 2002 Period. The remaining increase of $0.5 million was made up of other less significant changes in net sales.

Cost of sales.    Consolidated cost of sales from continuing operations decreased $67.9 million, or 2.7%, to $2.4 billion in the 2003 Period compared to the 2002 Period and comprised 89.6% and 90.0% of consolidated net sales for the 2003 and 2002 Periods, respectively.

•	Wholesale Distribution Segment: Cost of sales decreased $70.2 million, or 2.8%, to $2.4 billion in the 2003 Period. As a percentage of net wholesale sales, cost of sales was 89.8% and 90.4% for the 2003 and 2002 Periods, respectively. The improvement in cost of sales as a percent of net sales was due to several factors. The Company’s implementation of EITF No. 03-10 resulted in a reduction of 0.3%. The remaining 0.3% reduction was due to modifications in the Company’s pricing program for its core product categories, partially offset by lower full service specialty sales that typically generate higher margins than the Company’s core product categories.

•	Insurance Segment: Cost of sales increased $4.1 million, or 25.0%, to $20.7 million in the 2003 Period compared to the 2002 Period. The increase was due to premium increases on policies written by the Company’s insurance subsidiaries and an increase in insurance reserve provisions to comply with statutory reserve requirements.

•	All Other: Cost of sales decreased $1.8 million to $0.6 million in the 2003 Period compared to the 2002 Period. The decrease was caused by the closure of certain unprofitable subsidiaries in the current year.

Distribution, selling and administrative expenses.    Consolidated distribution, selling and administrative expenses from continuing operations were $239.1 million and $234.4 million, an increase of 2.0%, and comprised 8.7% and 8.4% of net sales for the 2003 and 2002 Periods, respectively.

•	Wholesale Distribution Segment: Distribution, selling and administrative expenses of $232.6 million for the 2003 Period were $8.5 million, or 3.8%, higher than in the 2002 Period and comprised 8.6% and 8.1% of net sales for the 2003 and 2002 Periods, respectively. Several factors contributed to this overall change.

The Company implemented a work force reduction in December 2001, resulting in the reduction of 198 positions. Union labor and benefit costs were also reduced as operating efficiencies resulted in fewer positions needed to distribute products. The workforce reduction reduced 2003 Period costs by $1.3 million compared to the prior year. Wage and benefit cost reductions from the workforce reduction were partially offset by a $3.3 million increase in annual wage adjustments averaging 2.5%. Additionally, the Company experienced cost reductions in its non-wage expenses by approximately $8.8 million compared to the 2002 Period. These reductions were due to management’s initiatives to lower facility costs by renegotiating rental rates at two of the Company’s facilities, lower utilization of third party storage, lower utility usage, and lower fleet equipment costs.

Offsetting these cost reductions, the Company experienced increases in expenses of $14.9 million due mainly to higher insurance premiums, medical and pension costs, legal and accounting fees and diesel fuel.

The adjustment to fair value of the Company’s land and buildings and pension liabilities pursuant to the quasi-reorganization on September 28, 2002 resulted in higher depreciation expense of $1.4 million, partially offset by the amortization of a pension credit of $1.0 million.

•	Insurance Segment: Distribution, selling and administrative expenses for the Company’s Insurance segment increased $0.5 million, or 8.5%, to $6.8 million in the 2003 Period. The increase was due primarily to higher labor and depreciation expenses and a combination of less significant changes in other selling and administrative expenses.

•	All Other: Distribution, selling and administrative expenses for the Company’s All Other business activities for the 2003 Period declined $4.3 million to ($0.3) million in the 2003 Period. The closure of certain unprofitable subsidiaries in the fiscal 2003 Period resulted in a reduction of $2.3 million compared to the 2002 Period. The Company’s finance subsidiary expenses declined $1.5 million compared to the 2002 Period due to overall improvements in the loan portfolio, as well as recoveries of loans previously written off and settlement payments from defaulting borrowers. The remaining decrease of $0.5 million was made up of other less significant changes in other distribution, selling and administrative expenses.

Interest.    Interest expense was $20.6 million and $23.2 million, a reduction of $2.6 million, or 11.2%, and comprised 0.8% of consolidated net sales for the 2003 and 2002 Periods. Interest expense on the Company’s primary debt instruments declined $2.0 million over the 2002 Period. The Company’s average borrowing rate for both the 2003 and 2002 Periods was 6.2%. Weighted average borrowings declined by $32.2 million in the 2003 Period.

The reduction in interest expense on the Company’s primary debt instruments due to lower borrowings was $2.0 million. Changes in secondary debt instruments resulted in a $0.6 million decrease in expense for the 2003 Period compared to the 2002 Period.

Patronage dividends.    Patronage dividends for the 2003 Period were $16.6 million, compared to $16.7 million in the 2002 Period. Patronage dividends for the 2003 Period consisted of the patronage earnings from the Company’s three patronage earnings divisions: the Southern California Dairy Division, the Pacific Northwest Dairy Division and the Cooperative Division. For the 2003 and 2002 Periods, respectively, the Company had patronage earnings of $10.0 million and $10.4 million in the Southern California Dairy Division, $0.3 million and $0.3 million in the Pacific Northwest Dairy Division and $6.3 million and $6.0 million in the Cooperative Division.

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

Discontinued operations.    Exit activities from the Company’s retail operations during the 2003 Period were charged against the disposal reserves established at September 28, 2002. During the 2003 Period, the Company closed seven of its remaining nine stores and obtained binding commitments for the sale and transfer of the leasehold rights for the remaining two stores to member-patrons, which stores were either sold or transferred shortly after year end.

Liquidity and Capital Resources

The Company finances its capital needs through a combination of internal and external sources. These sources include cash from operations, Member investments, bank borrowings, various types of long-term debt and lease financing. The Company believes that the combination of cash flows from operations, current cash balances, its equity enhancement plan, and available lines of credit, will be sufficient to service its debt and to meet its anticipated needs for working capital and capital expenditures through at least fiscal 2005.

Cash Flow

The positive impact of working capital initiatives implemented in the 2003 Period continued throughout the 2004 Period. As a result, net cash consisting of cash and cash equivalents increased by $6.9 million to $23.6 million for the 2004 Period compared to $16.7 million for the 2003 Period.

The following table summarizes the impact of operating, investing and financing activities from continuing operations, and cash utilized for discontinued operations, on the Company’s cash flows for the 2004 and 2003 Periods:

(dollars in thousands)
Summary of Net Increase (Decrease) in Total Cash Flows	2004	2003	Difference
Cash provided by operating activities	62,673	89,134	(26,461)
Cash utilized by investing activities	(15,296)	(10,277)	(5,019)
Cash utilized by financing activities	(35,302)	(60,731)	25,429

Net increase (decrease) in cash flows from continuing operations	12,075	18,126	(6,051)
Cash utilized by discontinued operations	(5,161)	(11,368)	6,207

Total increase in cash flows	$6,914	$6,758	$156

Net cash generated from continuing operations and investing and financing activities decreased by $6.0 million to $12.1 million for the 2004 Period compared to $18.1 million for the 2003 Period. The decrease in net cash for the 2004 Period consisted of cash provided from operating activities of $62.7 million offset by amounts used in investing activities of $15.3 million and financing activities of $35.3 million. Cash used by discontinued operations was $5.2 million and $11.4 million for the 2004 and 2003 Periods, respectively (see Note 2 of Notes to Consolidated Financial Statements in Item 8). Working capital was $98.4 million and $108.7 million and the current ratio was 1.4 at October 2, 2004 and September 27, 2003.

Operating Activities:    Net cash provided by operating activities decreased by $26.4 million to $62.7 million for the 2004 Period compared to $89.1 million for the 2003 Period. The decline in cash provided by operating activities compared to the 2003 Period was attributable to the impact of working capital management initiatives implemented in the 2003 Period that continued to further benefit the 2004 Period, but at a reduced amount as the Company approached desired levels. The Company continues to make improvements in reducing its inventory and accounts receivable levels; however, future working capital reductions are not expected to be as pronounced as was experienced in the 2004 and 2003 Periods. During the 2004 Period, the Company experienced positive cash flows as a result of a decrease in accounts receivable and inventories of $12.9 million and a net increase in accounts payable, accrued liabilities and other long-term liabilities of $14.1 million.

Investing Activities:    Net cash used in investing activities increased by $5.0 million to $15.3 million for the 2004 Period compared to $10.3 million utilized in the 2003 Period. The increase in investing activities was due mainly to increases in capital expenditures of $5.2 million and increases in other assets of $5.1 million primarily for increases in insurance deposit requirements, as well as increases in net investments of $2.6 million by the Company’s insurance subsidiaries, consisting of the purchase and sale of securities to replace maturing investments in its portfolio and to finance increased reserve requirements. Additionally, cash provided by long-term notes receivable increased by $7.8 million, reflecting a reduction in new loans to Members and principal payments received on existing loans with Members by the Company’s financing subsidiary. Spending on investing activities is expected to be funded by existing cash balances, cash generated from operations or additional borrowings.

Financing Activities:    Net cash utilized by financing activities was approximately $35.3 million for the 2004 Period compared to $60.7 million for the 2003 Period. The decrease in cash used by financing activities reflects the Company’s improved operating cash flow, lower working capital and the positive impact of the Equity Enhancement Plan to meet operating and capital spending requirements.

Equity Enhancement Plan

In fiscal 2002, the Company implemented the first part of an equity enhancement plan designed to build equity in the Company for future investment in the business and other infrastructure improvements. In fiscal 2002, a portion of the patronage dividend was retained in the form of patronage dividend certificates which mature in 5 years. In November 2002, the Company amended its Bylaws, increasing the required holdings of Class A Shares from 100 shares in fiscal 2002 to 350 shares by the end of fiscal 2007. In addition, in fiscal 2003, the Company introduced a new class of capital stock, denominated “Class E Shares.” Class E Shares were issued as part of the patronage dividends issued in fiscal years 2004 and 2003 for the Cooperative Division and may be issued in future years at the discretion of the Board. Accordingly, improvement in Member capital is expected to continue in future years as more cash is retained by the Company rather than paid as a component of the patronage dividend for the Cooperative Division. In addition, the cash received from the increased Class A Share requirement is expected to continue the improvement in Member capital in future years.

Bank Credit Facility

The Company refinanced its $200.0 million revolving credit agreement on December 5, 2003 with a new $225.0 million revolving credit agreement. The new expanded facility, combined with borrowing levels under the new facility of $88.0 million at October 2, 2004, increases the availability of capital accessible by the Company.

Discontinued Operations

The Company’s exit from its retail business in fiscal 2003 further benefited the Company’s cash position by allowing it to preserve working capital that would otherwise have been used to fund the unprofitable retail operations. Net cash used for discontinued operations was approximately $5.2 million, $11.4 million and $7.7 million in fiscal 2004, fiscal 2003 and fiscal 2002, respectively.

Pension and Postretirement Benefit Plans

The Company’s employees participate in a cash balance pension plan (the “Benefit Plan”) sponsored by the Company. Under the Benefit Plan, participants are credited with an annual accrual based on years of service with the Company. The Company makes contributions to the Benefit Plan in amounts that are at least sufficient to meet the minimum funding requirements of applicable laws and regulations, but no more than amounts deductible for federal income tax purposes. The Company also has an Executive Salary Protection Plan (“ESPP II”) that provides supplemental post-termination retirement income based on each participant’s final salary and years of service as an officer of the Company. During fiscal 2004, the Company contributed $4.2 million to the foregoing plans for the 2003 plan year. At this time, the Company expects to make contributions of $4.7 million in fiscal 2005 for the 2004 plan year. Contributions for the 2004 plan year will be due by September 15, 2005. In addition, the Company expects to make quarterly estimated contributions totaling $1.8 million in fiscal 2005 for the 2005 plan year.

Assuming a long-term rate of return on plan assets of 8.50%, a discount rate of 6.25% and certain other assumptions, the Company estimates that its combined pension expense for the Benefit Plan and ESPP II for fiscal 2005 will be approximately $5.7 million. Future pension expense will be affected by future investment performance, discount rates and other variables such as expected rate of compensation increases and mortality rates relating to plan participants. Decreasing both the discount rate and projected salary increase assumptions by 0.5% would increase the Company’s projected fiscal 2005 pension expense for the Benefit Plan and ESPP II by approximately $0.1 million.

The Company sponsors postretirement benefit plans that cover both nonunion and union employees. Retired nonunion employees currently are eligible for a plan providing medical benefits and a certain group of retired nonunion employees currently participate in a plan providing life insurance benefits for which active nonunion employees are no longer eligible.

Assuming a discount rate of 6.25% and certain other assumptions, the Company estimates that postretirement expense for fiscal 2005 will be approximately $5.1 million. Future postretirement expense will be affected by discount rates and other variables such as expected rate of compensation increases and projected health care trend rates.

Off-Balance Sheet Arrangements

As of the date of this report, with the exception of the transaction disclosed in Note 4 of Notes to Consolidated Financial Statements, the Company does not participate in transactions that generate relationships with unconsolidated entities or financial partnerships, such as entities often referred to as structured finance or special purpose entities, which would have been established for the purpose of facilitating off-balance sheet arrangements or other contractual narrow or limited purposes.

Contractual Obligations and Commercial Commitments

At October 2, 2004, the Company was contingently liable with respect to 15 lease guarantees for certain Members with commitments expiring through 2017. The Company believes the locations underlying these leases are marketable and, accordingly, that it will be able to recover a substantial portion of the guaranteed amounts in the event the Company is required to satisfy its obligations under the guarantees. In addition to the lease guarantees, the Company also guarantees certain third-party loans issued to Members and standby letters of credit to certain vendors. Accordingly, with respect to the third-party loan guarantees, the Company would be required to pay these obligations in the event of default by the Member. The Company would only be obligated under the standby letters of credit to the extent of any amount utilized by the vendor.

During fiscal 2004, the Company entered into a lease guarantee with one of its Members. The guarantee has a ten-year term, and as of October 2, 2004, the maximum potential amount of future payments that the Company could be required to make as a result of the Member’s non-payment of rent is approximately $3.0 million. Pursuant to Financial Accounting Standards Board Interpretation No. 45, “Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others,” Unified has recorded a liability in connection with this guarantee arrangement. This liability, which amounts to approximately $0.1 million at October 2, 2004, represents the premium receivable from the Member as consideration for the guarantee, and is deemed to be the fair value of the lease guarantee. The Company does not believe, based on historical experience and information currently available, that it is probable that any amounts will be required to be paid under this guarantee arrangement.

The Company’s contractual obligations and commercial commitments at October 2, 2004 are summarized as follows:

(dollars in thousands)
	Payments due by period
Contractual Obligations	Total	Less than 1 year	1-3 years	4-5 years	More than 5 years
Senior secured notes	$98,393	$5,934	$13,336	$39,123	$40,000
Revolving lines of credit	88,000	—	—	88,000	—
Operating lease obligations	146,804	26,046	39,265	25,233	56,260
Capital lease obligations	808	532	276	—	—
Other long-term obligations	13,367	2,784	10,583	—	—
Secured borrowings to banks, including standby repurchase obligations	765	389	376	—	—
Projected interest on contractual obligations	55,553	13,680	33,175	8,408	290

Total contractual cash obligations	$403,690	$49,365	$97,011	$160,764	$96,550

(dollars in thousands)
	Payments due by period
Other Commercial Commitments	Total	Less than 1 year	1-3 years	4-5 years	More than 5 years
Standby letters of credit	$8,173	$8,173	$—	$—	$—
Lease and loan guarantees	29,416	5,477	14,940	5,164	3,835

Total commercial commitments	$37,589	$13,650	$14,940	$5,164	$3,835

Obligations under the Company’s Benefit Plan and ESPP II are disclosed in Note 14 of Notes to Consolidated Financial Statements.

The projected interest component on the Company’s contractual obligations was estimated based on the prevailing or contractual interest rates for the respective obligations over the period of the agreements (see Note 9 of Notes to Consolidated Financial Statements).

Outstanding Debt and Other Financing Arrangements

In the 2003 period, the Company paid at maturity patronage dividend certificates (“Patronage Certificates”) issued in 1995 in the amount of approximately $1.9 million.

Additionally, in fiscal 2003, the Company issued $3.3 million of Patronage Certificates as a portion of its patronage dividends for fiscal 2002. The Company offset approximately $128,000 of these certificates against a portion of amounts owed to the Company by the holders in fiscal 2003. These Patronage Certificates are included in subordinated patronage dividend certificates in the consolidated balance sheets.

The Company’s notes payable and scheduled maturities are summarized as follows:

(dollars in thousands)
	October 2, 2004	September 27, 2003
Senior secured notes expiring April 1, 2008, (interest rate of 7.72% and 7.97% at October 2, 2004 and September 27, 2003, respectively) approximately $865 principal and interest payable monthly through April 1, 2008, with the remaining $36.0 million due April 1, 2008	$57,409	$63,146
Senior secured notes expiring October 1, 2009, payable monthly, interest only (interest rate of 8.71% and 8.96% at October 2, 2004 and September 27, 2003, respectively)	40,984	41,180
Notes to banks under secured revolving credit agreement expiring December 5, 2007, interest rate at the lender’s base rate plus 0.25% or adjusted LIBOR (1.34% plus 1.50% at October 2, 2004 and 1.14% plus 2.50% at September 27, 2003)	88,000	118,000
Secured borrowings to banks, collateralized by member loans receivable, repayment based on terms of underlying collateral	765	1,543
Capital stock subordinated residual notes, payable in twenty quarterly installments plus interest at a variable interest rate based on the current capital investment note (subordinated) rate of 5.0%	—	522
Redemption subordinated notes, payable in twenty quarterly installments plus interest at 6.0%, maturity dates through October 2005	751	1,792
Capital investment notes (subordinated), interest at 5.0%, maturity dates through 2007	12,616	15,462
Obligations under capital leases	808	2,839

Total notes payable	201,333	244,484
Less portion due within one year	9,639	12,110

	$191,694	$232,374

The Company had a total of $98.4 million and $104.3 million outstanding in senior secured notes to certain insurance companies and pension funds under a note purchase agreement dated September 29, 1999 (as amended, the “Senior Note Agreement”) at October 2, 2004 and September 27, 2003, respectively. During fiscal 2004, the interest rate on these notes was reduced 25 basis points as a result of the Company achieving improved performance in fiscal 2003.

In addition, at September 27, 2003, the Company had a $200.0 million secured revolving credit facility (“Former Revolving Credit Agreement”) with a group of banks for which Cooperative Central Raiffeisen-Boerenleen Bank B.A., “Rabobank Nederland,” New York Branch, served as Administrative Agent. In December 2003, the Company refinanced the Former Revolving Credit Agreement with a $225.0 million secured revolving credit facility (“New Revolving Credit Agreement”) with a group of banks for which Harris Trust and Savings Bank is serving as Administrative Agent. The New Revolving Credit Agreement expires on December 5, 2007 and bears interest at either LIBOR plus an applicable margin (1.00% to 2.00%), or the lender’s base rate plus an applicable margin (0.00% to 0.75%). In each case, the applicable margin is based on the ratio of funded debt to operating cash flow. The New Revolving Credit Agreement permits advances of up to 85% of eligible accounts receivable and 65% of eligible inventories. The New Revolving Credit Agreement is collateralized by the accounts receivable and inventories of the Company and certain subsidiaries. The Company had $88.0 million outstanding under the New Revolving Credit Agreement and $118.0 million outstanding under the Former Revolving Credit Agreement at October 2, 2004 and September 27, 2003, respectively.

The New Revolving Credit Agreement and the Senior Note Agreement, as amended, each contain customary representations, warranties, financial covenants and default provisions for these types of financing. Obligations under these credit agreements are senior to the rights of members with respect to required deposits, patronage dividend certificates and subordinated notes. Both the New Revolving Credit Agreement and the Senior Note Agreement limit the incurrence of additional funded debt and the incurrence of liens except permitted liens. Examples of default conditions include the failure to pay an installment of principal or interest under the agreements, the making of false representations and warranties, and non-compliance with one or more financial covenants (minimum tangible net worth, fixed charge coverage ratio and funded debt to earnings before interest, income taxes, depreciation, amortization and patronage dividends, “EBITDAP”). The New Revolving Credit Agreement and the Senior Note Agreement both limit distributions to shareholders (including the repurchase of shares) to designated permitted redemptions, and prohibit all distributions and payments on Patronage Certificates when an event of default has occurred and is continuing. In the event the Company is not in compliance with the financial covenants of the New Revolving Credit Agreement and the Senior Note Agreement, the continued availability of loan funds or the terms upon which such loans would be available could be negatively impacted, and the impact to the Company could be material. As of October 2, 2004, the Company was in compliance with all applicable covenants of its Revolving Credit Agreement.

In February 1999, the Company entered into a five-year interest rate collar agreement to partially offset interest rate fluctuations associated with its variable interest rate borrowings on its Former Revolving Credit Agreement. The collar agreement expired in February 2004.

A $10.0 million credit agreement with a third party bank is collateralized by Grocers Capital Company’s (“GCC”) Member loan receivables. GCC is a wholly owned subsidiary of the Company whose primary function is to provide financing to Members who meet certain credit requirements. Funding for loans is derived from the cash reserves of GCC, as well as the $10.0 million credit facility. The credit agreement, which was amended and restated in fiscal 2004, matures on June 9, 2007. Amounts advanced under the credit agreement bear interest at prime (4.75% and 4.00%) or Eurodollar (2.01% and 1.16%) plus 2.25% and 2.50% at October 2, 2004 and September 27, 2003, respectively. The unused portion of the credit line is subject to a commitment fee of 0.125%. The applicable rate is determined at the Company’s discretion. GCC had no borrowings outstanding at October 2, 2004 or September 27, 2003.

Member loan receivables are periodically sold by GCC to the third party bank through a loan purchase agreement. This loan purchase agreement, which was amended and restated in fiscal 2004, matures on June 9, 2007. Total loan purchases under the agreement are limited to a total aggregate principal amount outstanding of $70.0 million. The loan purchase agreement does not qualify for sale treatment pursuant to SFAS No. 140, “Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities” and, accordingly, the Company accounts for the transfer of these financial assets as a secured borrowing with a pledge of collateral. The aggregate amount of secured borrowings with the third party bank was $0.8 million and $1.5 million at October 2, 2004 and September 27, 2003, respectively. The pledged collateral included in current notes receivable was $0.4 million and $0.7 million and non-current amounts were $0.4 million and $0.8 million at October 2, 2004 and September 27, 2003, respectively. The notes receivable generally bear interest at rates averaging prime plus 2.00%, are paid monthly and have maturity dates ranging from 2004 to 2007.

The Company’s capital stock subordinated residual notes were notes to former United members who tendered their member stock to United prior to the date of the Merger. The redeemed shares represent shares issued to former United members from patronage dividends that were converted to five-year notes and are paid quarterly with interest. The Company paid off the remaining principal balance of these notes in the 2004 Period.

Pursuant to the Merger, Unified agreed to repurchase excess Class B Shares held by former shareholders of United that were received in the Merger and tendered for redemption prior to January 28, 2001. The price paid for the excess Class B Shares was the book value as of April 2, 1999 of the shares of the Company’s common stock for which the excess Class B Shares were exchanged in the Merger. The Company purchased such shares by issuing notes referred to as “redemption subordinated notes,” which are payable in twenty equal quarterly principal installments and bear interest at 6% per year. In fiscal 2004, the Company paid $1.1 million on the notes.

The Company’s capital investment notes are serialized, have a minimum interest rate of 5% and mature ten years from the date of issuance. The notes are subordinated and have maturity dates through 2007. The notes originated with United and were assumed as part of the Merger. The Board at its discretion may change the interest rate above the minimum rate. The Company, while not obligated to do so, considers requests for redemption of these notes prior to maturity.

The Company has also guaranteed certain loans made directly to Members by third-party lenders. At October 2, 2004 the maximum principal amount of these guarantees was $0.4 million. Member loans, provided by the Company and third parties, are generally secured with collateral, which usually consists of personal and real property owned by Members and personal guarantees of Members.

Unified currently requires each Member to hold a combination of Class B Shares and cash having a combined value equal to approximately twice the amount of certain of the Member’s average weekly purchases, except for certain product categories that are subject to reduced requirements (the “Class B Share requirement”). New Members must satisfy their Class B Share requirement entirely through the holding of Class B Shares by the end of the sixth year of membership. Thus, Class B Shares required to be held by a new Member may be acquired over the five consecutive fiscal years commencing with the first year after admission as a Member at the rate of 20% per year if a subordinated cash deposit is maintained. In the Merger, former United members were provided the opportunity to build the minimum subordinated deposit requirement over time, provided they agreed to assign at least 80% of the Cooperative Division patronage dividends they receive in the future to Unified to purchase Class B Shares until the deficiency is eliminated. During that period, Unified requires the Member to purchase at least the percentage of total product purchased during the most recent 12 month period prior to the Merger under a supply agreement with Unified.

Upon termination of patron status, the withdrawing Member is entitled to recover cash deposits in excess of its obligations to Unified if permitted by the applicable subordination provisions, and any shares held by such withdrawing Member are subject to repurchase as described under “Redemption of Capital Stock.”

Risk Factors

The risks and uncertainties described below are not the only ones the Company faces. Additional risks and uncertainties not presently known to the Company or that the Company currently deems immaterial also may impair the Company’s business operations. If any of the following risks occur, the Company’s business, prospects, financial condition, operating results and cash flows could be adversely affected in amounts that could be material.

Unified’s management deals with many risks and uncertainties in the normal course of business. Readers should be aware that the occurrence of the risks, uncertainties and events described in the risk factors below and elsewhere in this Form 10-K could have an adverse effect on the Company’s business, results of operations and financial position.

The markets in which we operate are highly competitive.    The wholesale food distribution and retail grocery industries are highly competitive and characterized by high volume and low profit margins. The shifting of market share among competitors is typical of the wholesale food business as competitors attempt to increase sales in various markets. A significant portion of the Company’s sales are made at prices based on the cost of products it sells plus a markup. As a result, the Company’s profit levels may be negatively impacted if it is forced to respond to competitive pressure by reducing prices.

The increased competition has caused the industry to undergo changes as participants seek to lower costs, further increasing pressure on the industry’s already low profit margins. In addition to price competition, food wholesalers also compete with regard to quality, variety and availability of products offered, strength of private label brands offered, schedules and reliability of deliveries and the range and quality of services provided. In addition, the Company’s customers face increasing competition at the retail distribution level with several large fully integrated chain store organizations, as well as alternative format food stores including warehouse stores and supercenters. These supercenters have benefited from concentrated buying power and low-cost distribution technology, and have increasingly gained market share at the expense of traditional supermarket operators, including some independent operators, many of who are the Company’s customers. The market share of such alternative format stores is expected to grow in the future.

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

On October 11, 2003, members of the United Food and Commercial Workers union (“UFCW”) in Southern California went on strike against one of the area’s large grocery retail chains. At the time of the strike, the retailer’s other two bargaining partners agreed to lock out workers until a contract settlement was reached. As a result of the strike, which was settled on February 26, 2004, the Company experienced higher sales during the quarters ended December 27, 2003 and March 27, 2004 as some consumers began patronizing independent retailers rather than the larger grocery retail chains targeted by the strike. Following the resolution of the strike, the Company experienced a reduction in sales from the strike volume levels as consumers returned to their prior shopping patterns. The Company experienced a mixed result following the strike, as some retailers were able to retain new patrons gained during the strike, while other retailers’ volume returned to more normalized levels. Due to the many factors involved, an exact measurement of benefit from the additional volume and sales retained following the strike cannot be precisely determined.

We are vulnerable to changes in general economic conditions.    The Company is affected by certain economic factors that are beyond its control including inflation. An inflationary economic period could impact the Company’s operating expenses in a variety of areas, including, but not limited to, employee wages, benefits and workers’ compensation insurance, as well as energy and fuel costs. A significant portion of the Company’s debt is at floating interest rates and an inflationary economic cycle typically results in higher interest costs. The Company operates in a highly competitive marketplace and passing on such cost increases to customers could be difficult.

Changes in the economic environment could adversely affect Unified’s customer’s ability to meet certain obligations to the Company or leave the Company exposed for obligations the Company has guaranteed. Loans to members, trade receivables and lease guarantees could be at risk in a sustained inflationary environment. In response to this potential risk, the Company establishes reserves for notes receivable, trade receivables, and lease commitments for which the Company may be at risk for default. Under certain circumstances, the Company would be required to foreclose on assets provided as collateral or assume payments for leased locations for which the Company has guaranteed payment. Although the Company believes its reserves to be adequate, the Company’s operating results could be adversely affected in the event that actual losses exceed available reserves.

The Company holds investments in the common and preferred stock of certain Members. These investments are held at cost or the equity method and are periodically evaluated for impairment. As a result, changes in the economic environment that adversely affect the business of these Members could result in the write-down of these investments.

We will continue to be subject to risk of loss of member volume.    We will continue to be subject to the risks associated with consolidation within the grocery industry. When independent retailers are acquired by large chains with self-distribution capacity, are driven from business by larger grocery chains, or become large enough to develop their own self-distribution system, we will lose distribution volume. Members may also select other wholesale providers. Reduced volume is normally injurious to profitable operations since fixed costs must be spread over a lower sales volume.

Litigation could lead to unexpected losses.    During the normal course of carrying out its business, the Company may become involved in litigation. In the event that management determines that the probability of an adverse judgment in a pending litigation is likely and that the exposure can be reasonably estimated, appropriate reserves are recorded at that time pursuant to Statement of Financial Accounting Standards (“SFAS”) No. 5 “Accounting for Contingencies.” Although the Company believes its reserves to be adequate, the final outcome of any litigation could adversely affect operating results if the actual settlement amount exceeds established reserves and insurance coverage.

We are subject to environmental laws and regulations.    The Company owns and operates various facilities for the manufacture, warehousing and distribution of products to its customers. Accordingly, the Company is subject to increasingly stringent federal, state and local laws, regulations and ordinances that (i) govern activities or operations that may have adverse environmental effects, such as discharges to air and water, as well as handling and disposal practices for solid and hazardous wastes and (ii) impose liability for the costs of cleaning up, and certain damages resulting from, sites of past spills, disposals or other releases of hazardous materials. In particular, under applicable environmental laws, the Company may be responsible for remediation of environmental conditions and may be subject to associated liabilities (including liabilities resulting from lawsuits brought by private litigants) relating to its facilities and the land on which the Company facilities are situated, regardless of whether the Company leases or owns the facilities or land in question and regardless of whether such environmental conditions were created by it or by a prior owner or tenant. The Company believes it is in compliance with all such laws and regulations and has established reserves for known and anticipated costs of remediation.

We are exposed to potential product liability claims.    The packaging, marketing and distribution of food products purchased from others involve an inherent risk of product liability, product recall and adverse publicity. Such products may contain contaminants that may be inadvertently redistributed by the Company. These contaminants may result in illness, injury or death if such contaminants are not eliminated. Accordingly, the Company maintains stringent quality standards on the products it purchases from suppliers, as well as products manufactured by the Company itself. The Company generally seeks contractual indemnification and insurance coverage from parties supplying its products and rigorously tests its private brands and manufactured products to ensure the Company’s quality standards are met. In addition, the Company is insured for product liability claims and believes its coverage to be adequate. However, product liability claims in excess of available reserves and insurance coverage, as well as the negative publicity surrounding any assertion that the Company’s products caused illness or injury could have a material adverse effect on its reputation and on the Company’s business, financial condition and results of operations.

Our insurance reserves may be inadequate if unexpected losses occur.    The Company’s insurance subsidiaries are regulated by the State of California and are subject to the rules and regulations promulgated by the appropriate regulatory agencies. In addition, the Company is self insured for workers compensation up to $300,000 per incident and maintains appropriate reserves to cover anticipated payments. Insurance reserves are recorded based on estimates made by management and validated by third party actuaries to ensure such estimates are within acceptable ranges. Actuarial estimates are based on detailed analyses of health care cost trends, mortality rates, claims history, demographics, industry trends and federal and state law. As a result, the amount of reserve and related expense is significantly affected by the outcome of these studies. Although the Company believes its reserves to be adequate, significant and adverse changes in the experience of claims settlement and other underlying assumptions could negatively impact operating results.

We may not have adequate resources to fund our operations.    The Company relies primarily upon cash flow from its operations and Member investments to fund its operating activities. In the event that these sources of cash are not sufficient to meet the Company’s requirements, additional sources of cash are expected to be obtained from the Company’s credit facilities to fund its daily operating activities. In December 2003, the Company refinanced its former Revolving Credit Agreement with a new Revolving Credit Agreement that expires on December 5, 2007. The New Revolving Credit Agreement also requires compliance with certain financial covenants, including minimum tangible net worth, fixed charge coverage ratio and total funded debt to earnings before interest, taxes, depreciation, amortization and patronage dividends (“EBITDAP”). While the Company is currently in compliance with all required covenants and expects to remain in compliance, this does not guarantee the Company will remain in compliance in future periods. The Company’s New Revolving Credit Agreement permits advances of up to 85% of eligible accounts receivable and up to 65% of eligible inventory up to a maximum of $225 million. As of October 2, 2004, the Company believes it has sufficient cash flow from operations and availability under the New Revolving Credit Agreement to meet operating needs and capital spending requirements through fiscal 2005. However, if access to operating cash or to the New Revolving Credit Agreement becomes restricted, the Company may be compelled to seek alternate sources of cash. The Company cannot assure that alternate sources will provide cash on terms favorable to the Company. Consequently, the inability to access alternate sources of cash on terms similar to its existing agreement could adversely affect the Company’s operations.

The value of our benefit plan assets is based on estimates and assumptions, which may prove inaccurate.    The Company’s employees participate in Company sponsored defined pension and postretirement benefit plans. Officers of the Company also participate in a Company sponsored ESPP II, which provides additional post-termination retirement income based on each participant’s final salary and years of service as an officer of the Company. The Company accounts for these benefit plans in accordance with SFAS No. 87, “Employers’ Accounting for Pensions,” SFAS No. 106 “Employers’ Accounting for Postretirement Benefits Other Than Pensions” and SFAS No. 112 “Employers’ Accounting for Postemployment Benefits”, which require the Company to make actuarial assumptions that are used to calculate the carrying value of the related assets, where applicable, and liabilities and the amount of expenses to be recorded in the Company’s consolidated financial statements. Assumptions include the expected return on plan assets, discount rates, projected life expectancies of plan participants and anticipated salary increases. While we believe the underlying assumptions are appropriate, the carrying value of the related assets and liabilities and the amount of expenses recorded in the consolidated financial statements could differ if other assumptions are used.

A system failure or breach of system or network security could delay or interrupt services to our customers or subject us to significant liability.    Despite system redundancy, the implementation of security measures and the existence of a Disaster Recovery Plan for the Company’s internal information systems, these systems are vulnerable to damage from computer viruses, unauthorized access, energy blackouts, natural disasters, terrorism, war and telecommunication failures. It is possible that a system failure, accident or security breach could result in a material disruption to the Company’s business. In addition, substantial costs may be incurred to remedy the damages caused by these disruptions or security breaches. From time to time, the Company installs new or upgraded business management systems. To the extent that a critical system fails or is not properly implemented and the failure cannot be corrected in a timely manner, the Company may experience disruptions to the business that could have a material adverse effect on the Company’s results of operations.

We risk losses due to natural disasters and similar events.    In addition to normal business risks, the Company is also subject to acts of God such as adverse weather conditions, earthquakes, fires, epidemics and other natural disasters that could have an adverse effect on the Company’s operations and financial results. Knowing that such events cannot necessarily be prevented, the Company believes it maintains adequate insurance coverage to recover and rebuild critical facilities in the event that such a catastrophe occurs. In addition, the Company has developed contingency plans that provide for alternate sites to warehouse and distribute products if primary facilities are disabled, while mitigating the effect to its Members.

Our business is vulnerable to disruption by terrorist activities.    In addition, the Company’s business is dependent on the free flow of products and services through its distribution channels. The recent rise in terrorist activities domestically and abroad has resulted in an increase in security measures taken by governmental authorities that could delay or impede the distribution of products and/or services to the Company’s Members and could also have an adverse effect on the Company’s operations and financial results.

Our success depends on our retention of our executive officers, senior management and our ability to hire and retain additional key personnel.    The Company’s success depends on the skills, experience and performance of its executive officers, senior management and other key personnel. The loss of service of one or more of its executive officers, senior management or other key employees could have a material adverse effect on the Company’s business, prospects, financial condition, operation results and cash flows. The Company’s future success also depends on its continuing ability to attract and retain highly qualified technical, sales and managerial personnel. Competition for these personnel is intense, and there can be no assurance that the Company can retain our key employees or that it can attract, assimilate or retain other highly qualified technical, sales and managerial personnel in the future.

The successful operation of our business depends upon the supply and marketing relationships from other companies.    The Company depends upon third parties for supply of products and raw materials. Any disruption in the services provided by any of these suppliers, or any failure by them to handle current or higher volumes of activity, could have a material adverse effect on the Company’s business, prospects, financial condition, operating results and cash flows.

The Company participates in various marketing and promotional programs to increase sales volume and reduce merchandise costs. Failure to continue these relationships on terms that are acceptable to Unified, or to obtain adequate marketing relationships could have a material adverse effect on the Company’s business, prospects, financial condition, operating results and cash flows.

Increased energy, diesel fuel and gasoline costs could reduce our profitability.    The Company’s operations require and are dependent upon the continued availability of substantial amounts of electricity, diesel fuel and gasoline to manufacture, store and transport products. The Company’s trucking operations are extensive and diesel fuel storage capacity represents approximately two weeks average usage. The prices of electricity, diesel fuel and gasoline fluctuate significantly over time. Given the competitive nature of the grocery industry, the Company may not be able to pass on increased costs of production, storage and transportation to the customers. As a result, either a shortage or significant increase in the cost of electricity, diesel fuel or gasoline could disrupt distribution activities and negatively impact our business and results of operations.

Strike or work stoppage by our union employees could disrupt our business.    Approximately 62% of Unified’s employees are covered by collective bargaining agreements, some of which are due to expire in fiscal 2005. The inability to negotiate acceptable contracts with the unions could result in a strike or work stoppage and increased operating costs resulting from higher wages or benefits paid to union members or replacement workers. Such outcome could have a material negative impact on the Company’s operations and financial results.

If we fail to maintain an effective system of internal controls, we may not be able to detect fraud or report our financial results accurately, which could harm our business and we could be subject to regulatory scrutiny.    Pursuant to Section 404 of the Sarbanes-Oxley Act of 2002 (“Section 404”), Unified will be required, beginning in its fiscal year 2005, to perform an evaluation of the Company’s internal controls over financial reporting and have the Company’s independent registered public accounting firm test and evaluate the design and operating effectiveness of such internal controls and publicly attest to such evaluation. The Company has prepared an internal plan of action for compliance with the requirements of Section 404, which includes a timeline and scheduled activities, although as of the date of this filing the Company has not yet completed its effectiveness evaluation. Although the Company believes its internal controls are operating effectively, the Company cannot guarantee that it will not have any material weaknesses as reported by the Company’s independent registered public accounting firm. Compliance with the requirements of Section 404 is expected to be expensive and time-consuming. If the Company fails to complete this evaluation in a timely manner, or if the Company’s independent registered public accounting firm cannot timely attest to the Company’s evaluation, the Company could be subject to regulatory scrutiny and a loss of public confidence in our internal controls. In addition, any failure to implement required new or improved controls, or difficulties encountered in their implementation, could harm the Company’s operating results or cause the Company to fail to meet its reporting obligations.

Critical Accounting Policies and Estimates

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

The Company believes the following discussion addresses its most critical accounting policies, which are those that are most important to the portrayal of the Company’s financial condition and results and requires management’s most difficult, subjective and complex judgments, often as a result of the need to make estimates about the effect of matters that are inherently uncertain.

Insurance Reserves.    The Company’s insurance subsidiaries provide various types of insurance products to its Members including workers’ compensation, general liability, auto, directors and officers and others. Certain of the Company’s insurance subsidiaries are regulated by the State of California and are subject to the rules and regulations promulgated by the appropriate state regulatory agencies. There are many factors that contribute to the variability in estimating insurance loss reserves and related costs. Changes in state regulations may have a direct impact on workers’ compensation cost and reserve requirements. In fiscal 2004, mandatory contributions to the California Workers’ Compensation Fund for California based companies was reduced to somewhat mitigate the impact of the rising workers’ compensation cost to these businesses. The cost of insurance and the sufficiency of loss reserves are also impacted by actuarial estimates based on a detailed analysis of health care cost trends, mortality rates, claims history, demographics and industry trends. As a result, the amount of the loss reserve and the related expense is significantly affected by these variables, as well as the periodic changes in state and federal law. The Company regularly assesses the sufficiency of its loss reserves, which represent potential future claims and settlements to policyholders. Insurance reserves are recorded based on estimates and assumptions made by management using data available at the valuation date and are validated by third party actuaries to ensure such estimates are within acceptable ranges. In addition, the Company’s Wholesale Distribution segment is self insured for workers’ compensation of up to $300,000 per incident. Insurance reserves maintained by the Company’s insurance subsidiaries and the Company’s reserve for projected workers’ compensation payouts totaled approximately $57.1 million as of October 2, 2004 and $45.4 million as of September 27, 2003.

Allowance for Uncollectible Accounts and Notes Receivable.    The preparation of the Company’s consolidated financial statements requires management to make estimates of the collectibility of its accounts and notes receivable. Management regularly analyzes its accounts and notes receivable for changes in the credit-worthiness of customers, economic trends and other variables that may affect the adequacy of recorded reserves for potential bad debt. In determining the appropriate level of reserves to establish, the Company utilizes several techniques including specific account identification, percentage of aged receivables and historical collection and write-off trends. In addition, the Company considers in its reserve calculations collateral such as redemption notes, Member shareholdings, cash deposits and personal guarantees. A bankruptcy or financial loss associated with a major customer could have a material adverse effect on the Company’s sales and operating results. The Company’s allowance for doubtful accounts for trade and short-term notes receivable was approximately $2.1 million and $1.5 million at October 2, 2004 and September 27, 2003, respectively, and $0.8 million and $0.3 million for long-term notes receivable at October 2, 2004 and September 27, 2003, respectively. As a result of the quasi-reorganization on September 28, 2002, the Company’s accounts and notes receivable were adjusted to fair value.

Lease Loss Reserves.    The Company has historically subleased store sites to independent retailers who meet certain credit requirements, at rates that are at least as high as the rent paid by the Company. The Company also leases sites for its discontinued retail business. Under the terms of the original lease agreements, the Company remains primarily liable for any financial commitments a retailer may no longer be able to satisfy, including those stores that are part of the Company’s discontinued retail business. Should a retailer be unable to perform under the terms of the sublease, the Company would record a charge to earnings for the cost of the remaining term of the lease, less any expected sublease income, at net present value. The Company is also contingently liable for certain subleased facilities. Variables affecting the level of lease reserves recorded include the remaining lease term, vacancy rates of leased property, the state of the economy, property taxes, common area maintenance costs and the time required to sublease the property. Favorable changes in economic conditions, leading to shorter vacancy periods or higher than expected sublease rental commitments, could result in a reduction of the required reserves. The Company’s lease reserves for all leased locations were approximately $14.3 million and $20.1 million as of October 2, 2004 and September 27, 2003, respectively.

Goodwill and Intangible Assets.    The Company’s operating results are highly dependent upon either maintaining or growing its distribution volume to its customers. The Company’s top ten Member and non-member customers constituted approximately 36% of total sales at October 2, 2004. A significant loss in membership or volume could adversely affect the Company’s operating results. The Merger with United resulted in the recording of goodwill representing the intangible assets of the acquired business. The book value of the goodwill was approximately $25.0 million at October 2, 2004. Although the sales volume and customer base of the combined entity remains strong, significant reductions in the distribution volume in the future could potentially impair the carrying amount of goodwill necessitating a write-down of this asset.

The Company evaluates its goodwill and intangible assets for impairment pursuant to SFAS No. 142, “Goodwill and Other Intangible Assets,” which provides that goodwill and other intangible assets with indefinite lives are not amortized but tested for impairment annually, or more frequently if circumstances indicate potential impairment. The impairment test is comprised of two steps: (1) a reporting unit’s fair value is compared to its carrying value; if the fair value is less than its carrying value, impairment is indicated; and (2) if impairment is indicated in the first step, it is measured by comparing the implied fair value of goodwill and intangible assets to its carrying value at the reporting unit level. In determining fair value, the Company uses the discounted cash flow method, which assumes a certain growth rate projected over a period of time in the future and then discounted to net present value using the Company’s estimated cost of capital. The Company evaluates its goodwill for impairment in the third quarter of each fiscal year. Accordingly, the Company tested its goodwill and noted no impairment for the fiscal quarter ended June 26, 2004. In addition to the annual impairment test required under SFAS No. 142, during fiscal 2004 and 2003, the Company assessed whether events or circumstances occurred that potentially indicate that the carrying amount of these assets may not be recoverable. The Company concluded that there were no such events or changes in circumstances during 2004 and 2003 and determined that the fair value of the Company’s reporting units was in excess of its carrying value as of October 2, 2004 and September 27, 2003. Consequently, no impairment charges were recorded in fiscal 2004 and 2003.

Long-lived Assets.    In accordance with SFAS No. 144, “Accounting for the Impairment or Disposal of Long-lived Assets”, the Company assesses the impairment of long-lived assets when events or changes in circumstances indicate that the carrying value may not be recoverable. Recoverability is measured by comparing the carrying amount of an asset to expected future net cash flows generated by the asset. If the carrying amount of an asset exceeds its estimated future cash flows, an impairment charge is recognized to the extent of the difference. SFAS No. 144 requires companies to separately report discontinued operations, including components of an entity that either have been disposed of (by sale, abandonment or in a distribution to owners) or classified as held for sale. Assets to be disposed of are reported at the lower of the carrying amount or fair value less costs to sell.

Factors that the Company considers important which could individually or in combination trigger an impairment review include the following:

•	Significant underperformance relative to expected historical or projected future operating results;

•	Significant changes in the manner of the Company’s use of the acquired assets or the strategy for our overall business; and

•	Significant changes in our business strategies and/or negative industry or economic trend.

If the Company determines that the carrying value of long-lived assets may not be recoverable based upon the existence of one or more of the above indicators of impairment, the Company will measure any impairment based on a projected discounted cash flow method using a discount rate commensurate with the Company’s estimated cost of capital.

On a quarterly basis, the Company assesses whether events or changes in circumstances occur that potentially indicate the carrying value of long-lived assets may not be recoverable. The Company concluded that there were no such events or changes in circumstances during fiscal 2004 and 2003.

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

Tax Valuation Allowances.    The Company accounts for income taxes in accordance with SFAS No. 109, “Accounting for Income Taxes” (“SFAS No. 109”), which requires that deferred tax assets and liabilities be recognized using enacted tax rates for the effect of temporary differences between the book and tax bases of recorded assets and liabilities. SFAS No. 109 also requires that deferred tax assets be reduced by a valuation allowance if it is more likely than not that some portion or all of the net deferred tax asset will not be realized. In accordance with SFAS No. 109 and post quasi-reorganization accounting, valuation allowance reductions are accounted for as an adjustment to additional paid-in capital, while increases to the valuation allowance are accounted for as an adjustment to the income tax provision. The Company had approximately $10.5 million and $14.2 million in net deferred tax assets that are net of tax valuation allowances of $2.0 million at October 2, 2004 and September 27, 2003, respectively. Of the net deferred tax assets, $11.9 million and $10.1 million are classified as current assets in deferred income taxes and ($1.4) million and $4.1 million are included in long-term liabilities, other and other assets in the accompanying consolidated balance sheets as of October 2, 2004 and September 27, 2003, respectively. Management evaluated the available positive and negative evidence in assessing the Company’s ability to realize the benefits of the net deferred tax assets at October 2, 2004 and concluded it is more likely than not that the Company will not realize a portion of its net deferred tax assets. The remaining balance of the net deferred tax assets should be realized through future operating results and the reversal of taxable temporary differences.

Pension and Postretirement Benefit Plans.    The Company’s non-union employees participate in Company sponsored defined benefit pension and postretirement benefit plans. Officers of the Company also participate in a Company sponsored ESPP II plan, which provides supplemental post-termination retirement income based on each participant’s final salary and years of service as an officer of the Company. The Company accounts for these benefit plans in accordance with SFAS No. 87, “Employers’ Accounting for Pensions,” SFAS No. 106 “Employers’ Accounting for Postretirement Benefits Other Than Pensions” and SFAS No. 112 “Employers’ Accounting for Postemployment Benefits—an amendment of FASB Statements No. 5 and 43” which require the Company to make actuarial assumptions that are used to calculate the carrying value of the related assets and liabilities and the amount of expenses to be recorded in the Company’s consolidated financial statements. Assumptions include the expected return on plan assets, discount rates, projected life expectancies of plan participants, anticipated salary increases and health care cost trend. The assumptions are regularly evaluated by management in consultation with outside actuaries who are relied upon as experts. While the Company believes the underlying assumptions are appropriate, the carrying value of the related assets and liabilities and the amount of expenses recorded in the consolidated financial statements could differ if other assumptions are used.

The Company contributes to collectively bargained, multi-employer defined benefit pension plans in accordance with the provisions of negotiated labor contracts. The amount of the Company’s contribution is, in part, dependent upon the performance of the multi-employer plans’ assets whose administration is not subject to control by the Company. Poor investment performance by the multi-employer plans could result in increased contributions required of all participating employers, including the Company, and such amounts may be material.

Inventories.    Inventories are primarily comprised of merchandise purchased for resale and are stated at the lower of FIFO (first-in, first-out) cost or market. The Company provides for estimated inventory losses between physical inventory counts based upon historical inventory losses as a percentage of sales. The provision is adjusted periodically to reflect updated trends of actual physical inventory count results.

Vendor Funds.    The Company receives funds from many of the vendors whose products the Company buys for resale to its Members. These vendor funds are provided to increase the sell-through of the related products. The Company receives funds for a variety of merchandising activities: placement of vendors’ products in the Members’ advertising; placement of vendors’ products in prominent locations in the Members’ stores; introduction of new products into the Company’s distribution system and Members’ stores; exclusivity rights in certain categories that have slower-turning products; and to compensate for temporary price reductions offered to customers on products held for sale at Members’ stores.

Vendor funds are reflected as a reduction of inventory costs or as an offset to cost incurred on behalf of the vendor for which the Company is being reimbursed in accordance with Emerging Issues Task Force (“EITF”) Issue No. 02-16, “Accounting by a Customer (including a Reseller) for Certain Consideration Received from a Vendor” (“EITF No. 02-16”). Amounts due from vendors upon achievement of certain milestones, such as minimum purchase volumes, are accrued prior to the achievement of the milestone if the Company believes it is probable the milestone will be achieved, and the amounts to be received are reasonably estimable.

Certain discounts and allowances negotiated by the Company on behalf of its members were required to be reclassified upon adoption of EITF Issue No. 03-10, “Application of Issue No. 02-16 by Resellers to Sales Incentives Offered to Consumers by Manufacturers” (“EITF No. 03-10”). Accordingly, for the year ended October 2, 2004, $86.6 million of such discounts and allowances were classified as a reduction in cost of sales, and for the year ended September 27, 2003, $87.6 million of such consideration was reclassified as a reduction in cost of sales with a corresponding reduction in net sales. In addition, for the year ended October 2, 2004, $0.6 million was classified as a reduction in distribution, selling and administrative expenses, and for the year ended September 27, 2003, $0.7 million was reclassified as a reduction in distribution, selling and administrative expenses with a corresponding increase in cost of sales. Comparable amounts for years presented prior to fiscal 2003 were not reclassified, as reclassification is not permitted under the transition guidance. The application of EITF 03-10 had no effect on earnings.

Accounting Pronouncements Adopted in Conjunction With the Quasi-Reorganization

As a result of the Company’s implementation of a quasi-reorganization as of September 28, 2002 (See Note 3 of Notes to Consolidated Financial Statements), the Company was required to early adopt all accounting standards with effective dates within one year of the quasi-reorganization date including SFAS No. 142, “Goodwill and Other Intangible Assets” (“SFAS No. 142”), SFAS No. 143, “Accounting for Asset Retirement Obligations” (“SFAS No. 143”), SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets” (“SFAS No. 144”), SFAS No. 145, “Rescission of Financial Accounting Standards Board (“FASB”) Statements No. 4, 44, and 64, Amendment of FASB Statement No. 13, and Technical Corrections” (“SFAS No. 145”) and SFAS No. 146, “Accounting for Costs Associated with Exit or Disposal Activities” (“SFAS No. 146”). The adoption of these statements did not have an impact on the Company’s consolidated financial statements.

Recently Issued Pronouncements

In May 2003, the FASB issued SFAS No. 150, “Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity” (“SFAS No. 150”). This statement establishes standards for how an issuer classifies and measures certain financial instruments with characteristics of both liabilities and equity. SFAS No. 150 requires certain financial instruments that embody obligations of the issuer and have characteristics of both liabilities and equity to be classified as liabilities. Many of these instruments previously were classified as equity or temporary equity and as such, SFAS No. 150 represents a significant change in the practice of accounting for a number of mandatorily redeemable equity instruments. SFAS No. 150 is effective for all financial instruments created or modified after May 31, 2003, and to other instruments at the beginning of the first interim period beginning after June 15, 2003, except for mandatorily redeemable financial instruments of non-public entities. For non-public entities that are SEC registrants, the implementation of the provisions of the statement with regard to mandatorily redeemable financial instruments was effective for the first fiscal period beginning after December 15, 2003. Pursuant to this statement, the Company is considered a non-public entity that is an SEC registrant. Accordingly, the Company implemented the provisions of this statement regarding mandatorily redeemable financial instruments effective with its second quarter in fiscal 2004. The adoption of this accounting pronouncement did not have a material impact on the Company’s consolidated financial statements.

In January 2003, the FASB issued FIN 46, “Consolidation of Variable Interest Entities – an Interpretation of ARB No. 51, Consolidated Financial Statements.” This interpretation addresses consolidation by business enterprises of entities in which equity investors do not have the characteristics of a controlling financial interest or do not have sufficient equity at risk for the entity to finance its activities without additional subordinated financial support from other parties. Variable interest entities are required to be consolidated by their primary beneficiaries if they do not effectively disperse risks among the parties involved. The primary beneficiary of a variable interest entity is the party that absorbs a majority of the entity’s expected losses or receives a majority of its expected residual returns. In December 2003, the FASB amended FIN 46, now referred to as FIN 46 Revised (“FIN 46R”). The requirements of FIN 46R are effective no later than the end of the first reporting period that ends after March 15, 2004. Additionally, certain new disclosure requirements apply to all financial statements issued after December 31, 2003. During the quarter ended December 27, 2003, the Company became involved with a variable interest entity. The Company consolidated the variable interest entity and has included the disclosure requirements of FIN 46R in Note 4 of Notes to Consolidated Financial Statements.

In December 2003, the FASB issued revised SFAS No. 132, “Employers’ Disclosures about Pensions and Other Postretirement Benefits” (the “Statement”), which replaces existing SFAS No. 132 of the same title. All disclosure requirements required in the existing SFAS No. 132 have been retained in the revised version. The Statement requires additional disclosures regarding types of plan assets held, investment strategies, measurement dates, plan obligations, cash flows and components of net periodic benefit cost (expense). The Statement also calls for certain information to be disclosed in financial statements for interim periods. The Company adopted this Statement in the quarter ended June 26, 2004. The disclosures required by this Statement are included in Note 14 of Notes to Consolidated Financial Statements.

In May 2004, the FASB issued FASB Staff Position No. FAS 106-2 (“FSP 106-2”), “Accounting and Disclosure Requirements Regarding the Medicare Prescription Drug, Improvement and Modernization Act of 2003” (the “Act”), which supersedes FSP 106-1 under the same name. The Act introduced a prescription drug benefit under Medicare Part D and a federal subsidy to sponsors of retiree health care plans that provide a benefit that is at least actuarially equivalent to Medicare Part D. If the Company’s prescription drug benefit were to be determined actuarially equivalent to Medicare Part D, the subsidy under the Act would initially be accounted for as an actuarial experience gain that would reduce its accumulated projected benefit obligation (“APBO”) pursuant to SFAS No. 106, “Employers’ Accounting for Postretirement Benefits Other Than Pensions.” The subsidy would reduce the service cost component of postretirement benefit expense on a go-forward basis. If a plan is subsequently amended to provide actuarially equivalent benefits that were previously deemed not to be equivalent, the direct effect on the APBO of the change and the direct effect on the APBO of the subsidy, to which the employer would then be entitled, should be combined. If such combined effect reduces the APBO, it should be accounted for as an actuarial experience gain; if the combined impact increases the APBO, it should be accounted for as prior service cost and recognized over the remaining years of service to the full eligibility dates of those plan participants active at the date of the plan amendment. Since the Company has determined that its drug benefit is not actuarially equivalent, no special disclosures are required. Accordingly, neither the amount of postretirement benefit expense nor the ABPO reflect the effect of the Act. FSP 106-2 is effective for the first interim or annual period beginning after June 15, 2004. Adoption of this revised accounting interpretation did not have a material impact on the Company’s consolidated financial statements.

In November 2002, the EITF released Issue No. 02-16, “Accounting by a Customer (Including a Reseller) for Certain Consideration Received from a Vendor” (“EITF No. 02-16”). EITF No. 02-16 provides guidance on how a reseller should characterize the cash consideration received from a vendor and when and how the cash consideration should be recorded in its income statements. EITF No. 02-16 requires that cash consideration received from the vendor be accounted for as a reduction of inventory cost at the time of receipt and as a credit to cost of sales when the inventory is sold unless certain criteria are met. If the cash consideration received from the vendor is considered a direct, specific and incremental reimbursement of costs incurred by the reseller to sell the vendor’s products, the cash consideration is treated as a reduction of such selling costs. The adoption of EITF No. 02-16 did not have a material impact on the Company’s consolidated financial statements.

In November 2003, the EITF reached a consensus on EITF Issue No. 03-10, “Application of Issue No. 02-16 by Resellers to Sales Incentives Offered to Consumers by Manufacturers” (“EITF No. 03-10”). EITF No. 03-10 addresses the accounting for manufacturers’ sales incentives offered directly to consumers, including manufacturer coupons. According to EITF No. 03-10, manufacturers’ sales incentives offered directly to consumers that do not meet certain criteria should be reflected as a reduction of revenue in the financial statements of a reseller. The consensus applies to new arrangements, including modifications to existing arrangements, entered into in fiscal periods beginning after November 25, 2003. Accordingly, for the year ended October 2, 2004, $86.6 million of such consideration was classified as a reduction in cost of sales, and for the year ended September 27, 2003, $87.6 million of such consideration was reclassified as a reduction in cost of sales with a corresponding reduction in net sales. In addition, for the year ended October 2, 2004, $0.6 million was classified as a reduction in distribution, selling and administrative expenses, and for the year ended September 27, 2003, $0.7 million was reclassified as a reduction in distribution, selling and administrative expenses with a corresponding increase in cost of sales. Comparable amounts for years presented prior to fiscal 2003 were not reclassified, as reclassification is not permitted under the transition guidance. The application of the EITF had no effect on net earnings.

On March 31, 2004, the FASB ratified the consensus reached by the Task Force on EITF Issue No. 03-1, “The Meaning of Other-Than-Temporary Impairment and Its Application to Certain Investments” (“EITF No. 03-1”).

EITF No. 03-1 provides guidance for determining whether certain investment securities are impaired, and requires certain additional disclosures about unrealized losses that have not been recognized as other-than-temporary impairments. The recognition provisions of this standard have been deferred. The Company has included the disclosures required by EITF No. 03-1 in Note 6 of Notes to Consolidated Financial Statements.

Item 7A.    QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

The following discussion of the market risks the Company faces contains forward-looking statements. Forward-looking statements are subject to risks and uncertainties. Actual results could differ materially from those discussed in the forward-looking statements.

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

Unified is subject to interest rate changes on its notes payable under the Company’s credit agreements that may affect the fair value of the notes payable, as well as cash flow and earnings. Based on the notes payable outstanding at October 2, 2004 and the current market condition, a one percent increase in the applicable interest rates would decrease the Company’s annual cash flow and pretax earnings by approximately $0.9 million. Conversely, a one percent decrease in the applicable interest rates would increase annual cash flow and pretax earnings by $0.9 million.

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

The Company is exposed to credit risk on accounts receivable through the ordinary course of business and the Company performs ongoing credit evaluations. Concentration of credit risk with respect to accounts receivables are limited due to the nature of our customer base (i.e. primarily member-patrons). The Company currently believes its allowance for doubtful accounts is sufficient to cover customer credit risks.

Item 8.    FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Report of Independent Registered Public Accounting Firm

To the Shareholders and Board of Directors

Unified Western Grocers, Inc.

We have audited the accompanying consolidated balance sheets of Unified Western Grocers, Inc. and subsidiaries (the “Company”) as of October 2, 2004 and September 27, 2003 and the related consolidated statements of earnings (loss) and comprehensive earnings (loss), shareholders’ equity and cash flows for each of the three years in the period ended October 2, 2004. Our audits also included the financial statement schedule listed on page 106. These financial statements and the financial statement schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements and the financial statement schedule based on our audits.

We conducted our audits in accordance with standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of the Company as of October 2, 2004 and September 27, 2003 and the results of its operations and its cash flows for each of the three years in the period ended October 2, 2004 in conformity with accounting principles generally accepted in the United States of America. Also, in our opinion, such financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly in all material respects the information set forth therein.

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

/S/    DELOITTE & TOUCHE LLP

Los Angeles, California

December 7, 2004 (December 15, 2004 as to Note 21)

Unified Western Grocers, Inc. and Subsidiaries

Consolidated Balance Sheets

(dollars in thousands)

	October 2, 2004	September 27, 2003
Assets

Current Assets:
Cash and cash equivalents (including $3.1 million held at a variable interest entity at October 2, 2004)	$23,629	$16,715
Accounts and current portion of notes receivable, net of allowances of $2.1 million and $1.5 million at October 2, 2004 and September 27, 2003, respectively	140,769	151,676
Inventories	191,045	197,106
Prepaid expenses	7,696	5,195
Deferred income taxes	11,874	10,076

Total current assets	375,013	380,768
Properties, net	181,033	186,786
Investments	66,375	56,565
Notes receivable, less current portion and net of allowances of $0.8 million and $0.3 million at October 2, 2004 and September 27, 2003, respectively	14,285	24,267
Goodwill	28,732	29,589
Other assets, net	36,381	41,351

Total Assets	$701,819	$719,326

Liabilities and Shareholders’ Equity

Current Liabilities:
Accounts payable	$129,801	$142,510
Accrued liabilities	123,324	103,045
Current portion of notes payable	9,639	12,110
Patrons’ excess deposits and declared patronage dividends	12,947	11,621
Net liabilities of discontinued operations	921	2,777

Total current liabilities	276,632	272,063
Notes payable, less current portion	191,694	232,374
Long-term liabilities, other	97,648	94,234
Net liabilities of discontinued operations	739	2,126
Patrons’ deposits and certificates:
Patrons’ required deposits	12,786	13,999
Subordinated patronage dividend certificates	3,141	3,141
Commitments and contingencies

Shareholders’ equity:
Class A Shares: 500,000 shares authorized, 111,700 and 101,625 shares outstanding at October 2, 2004 and September 27, 2003, respectively	16,947	15,348
Class B Shares: 2,000,000 shares authorized, 524,474 and 501,867 shares outstanding at October 2, 2004 and September 27, 2003, respectively	81,586	78,371
Class E Shares: 2,000,000 shares authorized, 92,827 and 36,924 shares outstanding at October 2, 2004 and September 27, 2003, respectively	9,283	3,692
Retained earnings after elimination of accumulated deficit of $26,976 effective September 28, 2002	12,383	5,279
Receivable from sale of Class A Shares to members	(1,047)	(673)
Accumulated other comprehensive earnings (loss)	27	(628)

Total shareholders’ equity	119,179	101,389

Total Liabilities and Shareholders’ Equity	$701,819	$719,326

The accompanying notes are an integral part of these statements.

Unified Western Grocers, Inc. and Subsidiaries

Consolidated Statements of Earnings (Loss) and Comprehensive Earnings (Loss)

(dollars in thousands)

	Post Quasi-Reorganization		Pre Quasi- Reorganization September 28, 2002
	October 2, 2004	September 27, 2003
Net sales	$3,039,953	$2,731,442	$2,792,782
Cost of sales	2,737,957	2,446,479	2,514,337
Distribution, selling and administrative expenses	251,956	239,123	234,418

Operating income	50,040	45,840	44,027
Interest expense	(17,320)	(20,591)	(23,157)

Earnings from continuing operations before patronage dividends and income taxes	32,720	25,249	20,870
Patronage dividends	(20,742)	(16,612)	(16,713)

Earnings from continuing operations before income taxes	11,978	8,637	4,157
Income taxes	4,572	3,358	2,172

Earnings from continuing operations	7,406	5,279	1,985
Discontinued operations:
Loss from discontinued operations, net of income tax benefit of ($5.0) million in 2002	—	—	(5,146)
Loss on sale and/or disposal of discontinued operations, net of income tax benefit of ($8.4) million in 2002	—	—	(35,444)

Loss from discontinued operations	—	—	(40,590)

Net earnings (loss)	7,406	5,279	(38,605)

Other comprehensive earnings (loss), net of income taxes:
Unrealized loss on valuation of interest rate collar	—	—	(618)
Unrealized holding gain (loss) on investments	278	(224)	510
Minimum pension liability adjustment	377	(404)	(6,145)

Comprehensive earnings (loss)	$8,061	$4,651	$(44,858)

The accompanying notes are an integral part of these statements.

Unified Western Grocers, Inc. and Subsidiaries

Consolidated Statements of Shareholders’ Equity

(dollars in thousands)

For the fiscal years ended October 2, 2004, September 27, 2003 and September 28, 2002	Class A		Class B		Class E		Additional Paid-In Capital	Retained Earnings (Accum- ulated Deficit)	Rece- ivable from sale of Class A Shares	Accumulated Other Comprehensive Earnings (Loss)	Total
	Shares	Amount	Shares	Amount	Shares	Amount
Balance, September 30, 2001	69,125	$11,576	447,289	$79,100	—	$—	$18,095	$(18,708)	$—	$(1,605)	$88,458
Class A Shares issued	2,000	343									343
Class B Shares issued			32,828	5,194							5,194
Class B Shares converted to redemption subordinated notes			(1,208)	(300)				1			(299)
Net loss								(38,605)			(38,605)
Net unrealized loss on valuation of interest rate collar										(618)	(618)
Net unrealized gain on appreciation of investments (net of deferred tax liability of $276)										510	510
Minimum pension liability adjustment (net of deferred tax benefit of $4,068)										(6,145)	(6,145)
Quasi-reorganization adjustment (Note 3):
Elimination of accumulated other comprehensive earnings (loss)								(7,858)		7,858	—
Revaluation of assets and liabilities, net of deferred tax liability of $24,975								38,194			38,194
Transfer of accumulated deficit to additional paid-in capital							(18,095)	18,095			—
Transfer of accumulated deficit to Class A and Class B Shares		(1,148)		(7,733)				8,881			—

Balance, September 28, 2002	71,125	10,771	478,909	76,261	—	—	—	—	—	—	87,032
Class A Shares issued	23,801	3,766									3,766
Class A Shares converted to Class B Shares	(900)	(142)	900	142							—
Class B Shares issued			29,657	4,821							4,821
Class B Shares converted to Class A Shares	7,599	1,202	(7,599)	(1,202)							—
Class E Shares issued					36,924	3,692					3,692
Net earnings								5,279			5,279
Receivable from sale of Class A Shares to members									(673)		(673)
Net unrealized loss on depreciation of investments (net of deferred tax benefit of $115)										(224)	(224)
Minimum pension liability adjustment (net of deferred tax benefit of $264)										(404)	(404)
Quasi-reorganization adjustments:
Reduction of pre quasi-reorganization income tax valuation allowance (Note 11)		571		3,841							4,412
Adjustment to pre quasi-reorganization discontinued operations reserves (net of deferred tax benefit of $2,962) (Note 2)		(770)		(5,180)							(5,950)
Other adjustments (net of deferred tax benefit of $182)		(50)		(312)							(362)

Balance, September 27, 2003	101,625	15,348	501,867	78,371	36,924	3,692	—	5,279	(673)	(628)	101,389
Class A Shares issued	28,114	4,586									4,586
Class A Shares converted to Class B Shares	(150)	(28)	150	28							—
Class A Shares redeemed	(24,875)	(3,936)						(301)			(4,237)
Class B Shares issued			29,637	5,172							5,172
Class B Shares converted to Class A Shares	6,986	1,104	(6,986)	(1,104)							—
Class B Shares redeemed			(194)	(36)				(1)			(37)
Class E Shares issued					55,903	5,591					5,591
Net earnings								7,406			7,406
Receivable from sale of Class A Shares to members									(374)		(374)
Net unrealized gain on appreciation of investments (net of deferred tax liability of $144)										278	278
Minimum pension liability adjustment (net of deferred tax liability of $247)										377	377
Quasi-reorganization adjustments:
Adjustment to pre quasi-reorganization discontinued operations reserves (net of deferred tax benefit of $805) (Note 2)		(160)		(1,071)							(1,231)
Other adjustments (net of deferred tax liability of $134)		33		226							259

Balance, October 2, 2004	111,700	$16,947	524,474	$81,586	92,827	$9,283	$—	$12,383	$(1,047)	$27	$119,179

The accompanying notes are an integral part of these statements.

Unified Western Grocers, Inc. and Subsidiaries

Consolidated Statements of Cash Flows

(dollars in thousands)

	Post Quasi-Reorganization		Pre Quasi- Reorganization September 28, 2002
	October 2, 2004	September 27, 2003
Cash flows from operating activities:
Net earnings (loss)	$7,406	$5,279	$(38,605)
Less: Loss from discontinued operations	—	—	(5,146)
Less: Loss on sale and/or disposal of discontinued operations	—	—	(35,444)

Net earnings from continuing operations	7,406	5,279	1,985
Adjustments to reconcile net earnings from continuing operations to net cash provided by operating activities:
Write down of net assets of unprofitable subsidiaries to fair market value	—	—	576
Depreciation and amortization	28,921	26,350	24,587
Provision for doubtful accounts	1,462	2,689	2,714
(Gain) loss on sale of properties	—	(246)	116
Deferred income taxes	3,795	3,340	2,157
Purchases of trading securities	(1,199)	(1,345)	(3,505)
Proceeds from maturities or sales of trading securities	1,279	4,569	2,760
Subordinated patronage dividend certificates	—	—	3,338
(Increase) decrease in assets:
Accounts and notes receivable	6,798	30,559	4,565
Inventories	6,061	5,084	11,287
Prepaid expenses	(2,501)	1,329	558
Benefit plan assets	(3,487)	—	(349)
Interest rate collar agreement	—	(1,441)	—
Increase (decrease) in liabilities:
Accounts payable	(12,709)	(3,832)	(30,339)
Accrued liabilities	19,804	10,329	(2,332)
Long-term liabilities, other	7,043	6,470	5,804

Net cash provided by operating activities	62,673	89,134	23,922

Cash flows from investing activities:
Purchases of properties	(10,578)	(5,832)	(7,059)
Purchases of securities and other investments	(19,091)	(28,990)	(17,868)
Proceeds from maturities or sales of securities and other investments	10,983	23,445	13,568
Decrease in notes receivable	12,361	4,612	17,414
Proceeds from sales of properties	—	369	318
Increase in other assets	(8,971)	(3,881)	(17,294)

Net cash utilized by investing activities	(15,296)	(10,277)	(10,921)

Cash flows from financing activities:
Additions to long-term notes payable	—	—	8,400
Reduction of long-term notes payable	(31,045)	(46,530)	(8,080)
Reduction of short-term notes payable	(12,446)	(19,533)	(8,282)
Payment of deferred financing fees	(2,625)	(851)	(659)
Patrons’ excess deposits and declared patronage dividends	1,326	(3,361)	(782)
Redemption of patronage dividend certificates	—	(1,868)	(2,262)
Increase (decrease) in patrons’ required deposits	(1,211)	1,108	(1,543)
Increase in receivable from sale of Class A Shares to members	(374)	(673)	—
Repurchase of shares from members	(4,274)	—	—
Issuance of shares to members	15,347	10,977	5,537

Net cash utilized by financing activities	(35,302)	(60,731)	(7,671)

Net increase in cash and cash equivalents from continuing operations	12,075	18,126	5,330
Net cash utilized by discontinued operations	(5,161)	(11,368)	(7,651)
Cash and cash equivalents at beginning of year	16,715	9,957	12,278

Cash and cash equivalents at end of year	$23,629	$16,715	$9,957

The accompanying notes are an integral part of these statements.

Unified Western Grocers, Inc. and Subsidiaries

Consolidated Statements of Cash Flows—Continued

(dollars in thousands)

	Post Quasi- Reorganization		Pre Quasi- Reorganization September 28, 2002
	October 2, 2004	September 27, 2003
Supplemental disclosure of cash flow information:
Cash paid during the year for:
Interest	$18,158	$21,554	$22,362
Income taxes	$777	$18	$15

Supplemental disclosure of non-cash items:
Conversion of Class B Shares to long-term debt	—	—	$300
Quasi-reorganization adjustments (Note 3):
Elimination of accumulated other comprehensive loss	—	—	$(7,858)
Revaluation of assets and liabilities	—	—	$38,194
Transfer of accumulated deficit to additional paid-in capital	—	—	$18,095
Transfer of accumulated deficit to Class A and Class B Shares	—	—	$8,881
Capital leases	—	$4,369	—
Conversion of patrons’ excess deposits, patronage certificates and Class B Shares to Class A Shares	$1,104	$2,061	—
Conversion of patrons’ excess deposits and patronage certificates to Class B Shares	—	$439	—
Conversion of Class A Shares to Class B Shares	$28	$142	—
Reduction in purchase accounting reserve against goodwill	$857	$560	—
Recognition of defined benefit intangible asset	—	$1,959	—
Reduction of pre quasi-reorganization income tax valuation allowance	—	$4,412	—
Adjustment to pre quasi-reorganization discontinued operations and lease reserves, net of deferred tax benefit of $805 and $2,962 as of October 2, 2004 and September 27, 2003, respectively	$1,231	$5,950	—
Other quasi-reorganization adjustments, net of deferred tax provision (benefit) of $134 and ($182) as of October 2, 2004 and September 27, 2003, respectively	$259	$362	—

The accompanying notes are an integral part of these statements.

Unified Western Grocers, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

Fiscal Years Ended October 2, 2004, September 27, 2003 and September 28, 2002

1.    Basis of Presentation and Summary of Significant Accounting Policies

Nature of Business.    Unified Western Grocers, Inc. (“Unified” or the “Company”) is a retailer-owned grocery wholesale cooperative serving supermarket operators located primarily in the western United States and in the South Pacific. The Company’s customers range in size from single store operators to multiple store chains. The Company sells a wide variety of grocery-related and general merchandise products to its customers, who include owners (“member-patrons” or “Members”) and non-owners (“non-members”). Unified and its subsidiaries also provide financing and insurance services to its customers. Specific products and services available to customers may vary by geographic region. Entities with which directors are affiliated, as Members of the Company, purchase groceries and related products and services from the Company in the ordinary course of business pursuant to published terms or according to the provisions of individually negotiated supply agreements.

Principles of Consolidation.    The consolidated financial statements include the accounts of the Company and all of its subsidiaries and/or variable interest entities required to be consolidated in accordance with accounting principles generally accepted in the United States of America (“GAAP”). Intercompany accounts and transactions between the consolidated companies have been eliminated in consolidation.

Investments in companies in which Unified has significant influence, or ownership between 20% and 50% of the investee, are accounted for using the equity method. Under the equity method, the investment is originally recorded at cost and adjusted to recognize the Company’s share of net earnings or losses of the investee. The adjustment is limited to the extent of the Company’s investment in and advances to the investee and financial guarantees made on behalf of the investee.

Fiscal Year End.    The Company’s fiscal year ends on the Saturday nearest September 30. Fiscal 2004 comprised 53 weeks whereas all prior years presented in the financial statements comprised 52 weeks.

Discontinued Operations.    The Company owned and managed retail grocery stores; however, on September 25, 2002, the Board of Directors (the “Board”) approved a plan to exit its retail operations. As of September 28, 2002, the Company owned twelve stores, of which nine were operating. The decision to exit its retail operation resulted in an impairment of the underlying assets and the accrual of exit-related costs and liabilities in accordance with Accounting Principles Board (“APB”) Opinion No. 30, “Reporting the Results of Operations-Reporting the Effects of Disposal of a Segment of a Business, and Extraordinary, Unusual and Infrequently Occurring Events and Transactions” (“APB Opinion No. 30”). During fiscal 2003, the Company closed seven of its remaining nine stores and obtained binding commitments for the sale and transfer of the leasehold rights for the remaining two stores to member-patrons, which stores were either sold or transferred in the first quarter of fiscal 2004, pursuant to the respective agreements. These operations are classified herein as a discontinued operation (see Note 2).

Quasi-reorganization.    On September 25, 2002, the Company’s Board approved a plan to affect a quasi-reorganization effective September 28, 2002. A quasi-reorganization is an accounting procedure that eliminates an accumulated deficit in retained earnings and permits a company to proceed on much the same basis as if it had been legally reorganized. A quasi-reorganization involves adjusting a company’s assets and liabilities to their fair values. Any remaining deficit in retained earnings is then eliminated by a transfer of amounts from paid-in capital and capital stock, if necessary, giving a company a “fresh start” and a zero balance in retained earnings (see Note 3).

Use of Estimates.    The preparation of the financial statements in accordance with GAAP requires management to make estimates and assumptions that affect the amounts reported in the consolidated financial statements and accompanying notes. On an ongoing basis, management evaluates its estimates. These estimates are based on historical experience and on various other factors that management believes to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying value of assets and liabilities that are not readily apparent from other sources. Actual results could differ from those estimates.

Cash Equivalents.    The Company considers all highly liquid debt investments with maturities of three months or less when purchased to be cash equivalents.

Unified Western Grocers, Inc. and Subsidiaries

Notes to Consolidated Financial Statements—(Continued)

Inventories.    Inventories are valued at the lower of cost or market. Cost is determined on the first-in, first-out method. Inventory is primarily comprised of finished goods.

Depreciation.    Depreciation is computed using the straight-line method over the estimated useful lives of the assets, which range from 3 to 40 years. Leasehold improvements and equipment under capital lease are amortized on a straight-line basis over the shorter of the remaining lease term or their estimated useful lives. Expenditures for replacements or major improvements are capitalized; expenditures for normal maintenance and repairs are charged to operations as incurred. Upon the sale or retirement of properties, the cost and accumulated depreciation are removed from the accounts, and any gain or loss is included in the results of operations.

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

Goodwill and Intangible Assets.    Goodwill, arising from business combinations, represents the excess of the purchase price over the estimated fair value of net assets acquired. In accordance with the provisions of Statement of Financial Accounting Standards (“SFAS”) No. 142, “Goodwill and Other Intangible Assets” (“SFAS No. 142”), goodwill and intangible assets deemed to have indefinite lives are not amortized but are subject to annual impairment tests. Other intangible assets are amortized over their estimated useful lives. SFAS No. 142 requires that goodwill and certain intangible assets be assessed for impairment on an annual basis and between annual tests, when circumstances or events have occurred that may indicate a potential impairment, using fair value measurement techniques. For purposes of financial reporting and impairment testing in accordance with SFAS No. 142, the Company operates in two principal reporting segments, Wholesale Distribution and Insurance.

The performance of the impairment test requires a two-step process. The first step involves comparing the reporting unit’s estimated fair value with its book value. If the estimated fair value exceeds the book value, the assets are considered not to be impaired and no additional steps are necessary. If the book value exceeds the estimated fair value, the Company performs the second step of the impairment test to determine the amount of impairment loss. The second step involves comparing the carrying amount of the reporting unit’s goodwill with its implied fair value. If the carrying amount of goodwill exceeds the respective reporting unit’s implied fair value, an impairment loss would be recognized in an amount equal to the excess.

Upon the Company’s adoption of SFAS No. 142 on September 28, 2002, the amortization of goodwill, including goodwill recorded in past transactions, ceased (see “Accounting Pronouncements Adopted in Conjunction with the Quasi-Reorganization”). In conjunction with its adoption of SFAS No. 142, the Company completed an initial impairment review of its goodwill and found no impairment. The Company evaluates goodwill for impairment in the third quarter of each fiscal year. In addition to the annual impairment test required under SFAS No. 142, during fiscal 2004 and 2003, the Company assessed whether events or circumstances occurred that potentially indicate that the carrying amount of these assets may not be recoverable. The Company concluded that there were no such events or changes in circumstances during 2004 and 2003 and determined that the fair value of the Company’s reporting units was in excess of its carrying value as of October 2, 2004 and September 27, 2003. Consequently, no impairment charges were recorded in fiscal 2004 and 2003.

Goodwill amortization expense for the year ended September 28, 2002 was $0.9 million for continuing operations and $0.7 million for discontinued operations.

Intangible assets are recorded at cost, less accumulated amortization. Amortization of intangible assets with finite lives is provided over their estimated useful lives ranging from 7 to 72 months on a straight-line basis. Goodwill was recorded net of accumulated amortization through September 28, 2002, and was not subject to amortization

Unified Western Grocers, Inc. and Subsidiaries

Notes to Consolidated Financial Statements—(Continued)

thereafter. As of October 2, 2004 and September 27, 2003, balances of intangible assets with finite lives and goodwill, net of accumulated amortization, were as follows:

(dollars in thousands)
October 2, 2004	Amortization Period	Historical Cost	Accumulated Amortization	Net
Intangible assets subject to amortization:
Customer contracts	7 – 97 months	$3,341	$1,780	$1,561

Intangible assets not subject to amortization:
Goodwill				$28,732

(dollars in thousands)
September 27, 2003	Amortization Period	Historical Cost	Accumulated Amortization	Net
Intangible assets subject to amortization:
Customer contracts	19 – 109 months	$3,341	$1,266	$2,075

Intangible assets not subject to amortization:
Goodwill				$29,589

Capitalized Software Costs.    The Company capitalizes costs associated with the development of software for internal use pursuant to Statement of Position (“SOP”) 98-1, “Accounting for the Costs of Computer Software Developed or Obtained for Internal Use,” and amortizes the costs over a 3 or 4-year period. Costs incurred in the planning and post-implementation activities are expensed as incurred. These costs, net of accumulated amortization of $35.7 million and $25.4 million, were $11.1 million and $17.6 million at October 2, 2004 and September 27, 2003, respectively and are included in other assets in the consolidated balance sheets.

Long-Lived Assets.    The Company reviews long-lived assets for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Recoverability of assets to be held and used is measured by a comparison of the carrying amount of an asset to expected future cash flows generated by the asset. If the carrying amount of an asset exceeds its estimated undiscounted future cash flows, the carrying amount is compared to fair value and an impairment charge is recognized to the extent of the difference. On a quarterly basis, the Company assesses whether events or changes in circumstances have occurred that potentially indicate the carrying amount of long-lived assets may not be recoverable. The Company concluded that there were no such events or changes in circumstances during fiscal 2004, 2003 and 2002.

Lease and Loan Guarantees.    The Company evaluates lease and loan guarantees pursuant to Financial Accounting Standards Board Interpretation (“FIN”) No. 45, “Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others.” This interpretation significantly changed the previous practice in the accounting for, and disclosure of, guarantees. Guarantees meeting the characteristics described in the interpretation are initially recorded at fair value, which is different from the previous practice of recognizing a liability only when a loss is probable and reasonably estimable, as prescribed in SFAS No. 5, “Accounting for Contingencies.” Guarantors are required to make significant new disclosures for virtually all guarantees, even if the likelihood of the guarantor’s having to make payments under the guarantee is remote. The initial recognition and measurement provisions have been applied on a prospective basis to guarantees issued or modified after December 31, 2002. The Company is contingently liable for certain leases and loans guaranteed for certain Members (See Note 10 and Note 20).

Income Taxes.    Unified operates primarily as a grocery wholesaler serving independent supermarket operators. In addition, the Company has several wholly owned subsidiaries providing support services to its customers. These services are provided on a non-patronage basis and any earnings from these activities are taxable. In addition, the Company conducts wholesale business with non-patron customers on a non-patronage basis and such earnings are retained by the Company and are taxable. The earnings of the Company’s subsidiaries and the business conducted with non-patron customers are collectively referred to as “non-patronage business”. Otherwise, the Company principally operates as a non-exempt cooperative owned by the Members for income tax purposes. Earnings from

Unified Western Grocers, Inc. and Subsidiaries

Notes to Consolidated Financial Statements—(Continued)

business (other than non-patronage business) conducted with its Members are distributed to its Members in the form of patronage dividends. This allows the Company to deduct, for federal and state income tax purposes, the patronage dividends paid to Members made in the form of qualified written notices of allocation based on their proportionate share of business done with the cooperative.

Income taxes are accounted for under the asset and liability method. Deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases and operating loss and tax credit carry-forwards. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The Company’s ability to realize the deferred tax asset is assessed throughout the year and a valuation allowance is established accordingly.

Derivative Instruments and Hedging Activity.    SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities” (“SFAS No. 133”), as amended by SFAS No. 149, requires that entities recognize all derivatives as either assets or liabilities in the balance sheet and measure those instruments at fair value. Accounting for changes in the fair value of a derivative depends on the intended use and resulting designation of the derivative. For derivatives designated as hedges, changes in the fair value are either offset against the change in fair value of the assets or liabilities through earnings or recognized in accumulated other comprehensive earnings (loss) in the consolidated balance sheets until the hedged item is recognized in earnings.

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

Unified makes limited use of derivative instruments, primarily to manage the risks associated with interest rates of its debt agreements. At October 2, 2004, the Company held no derivative instruments.

Revenue Recognition.    The Company recognizes revenue in accordance with GAAP and with Securities and Exchange Commission (“SEC”) issued Staff Accounting Bulletin No. 104, “Revenue Recognition” which clarifies certain existing accounting principles for the timing of revenue recognition and classification of revenues in the financial statements. Revenue is recognized when persuasive evidence of an arrangement exists, delivery has occurred, the price is fixed or determinable, and collectibility is reasonably assured. Revenue generated from the Company’s wholesale distribution segment is not recognized until title and risk of loss is transferred to the customer, which occur upon delivery of the products. Provisions for discounts, rebates to customers, and returns are provided for at the time the related sales are recorded, and are reflected as a reduction of sales. Service revenues are recognized after such services have been rendered.

Vendor Funds.    The Company receives funds from many of the vendors whose products the Company buys for resale to its Members. These vendor funds are provided to increase the sell-through of the related products. The Company receives funds for a variety of merchandising activities: placement of vendors’ products in the Members’ advertising; placement of vendors’ products in prominent locations in the Members’ stores; introduction of new products into the Company’s distribution system and Members’ stores; exclusivity rights in certain categories that have slower-turning products; and to compensate for temporary price reductions offered to customers on products held for sale at Members’ stores.

Vendor funds are reflected as a reduction of inventory costs or as an offset to costs incurred on behalf of the vendor for which the Company is being reimbursed in accordance with Emerging Issues Task Force (“EITF”) Issue

Unified Western Grocers, Inc. and Subsidiaries

Notes to Consolidated Financial Statements—(Continued)

No. 02-16, “Accounting by a Customer (including a Reseller) for Certain Consideration Received from a Vendor” (“EITF No. 02-16”). Amounts due from vendors upon achievement of certain milestones, such as minimum purchase volumes, are accrued prior to the achievement of the milestone if the Company believes it is probable the milestone will be achieved, and the amounts to be received are reasonably estimable.

Certain discounts and allowances negotiated by the Company on behalf of its Members were required to be reclassified upon adoption of EITF Issue No. 03-10, “Application of Issue No. 02-16 by Resellers to Sales Incentives Offered to Consumers by Manufacturers” (“EITF No. 03-10”). Accordingly, for the year ended October 2, 2004, $86.6 million of such discounts and allowances were classified as a reduction in cost of sales, and for the year ended September 27, 2003, $87.6 million of such consideration was reclassified as a reduction in cost of sales with a corresponding reduction in net sales. In addition, for the year ended October 2, 2004, $0.6 million was classified as a reduction in distribution, selling and administrative expenses, and for the year ended September 27, 2003, $0.7 million was reclassified as a reduction in distribution, selling and administrative expenses with a corresponding increase in cost of sales. Comparable amounts for years presented prior to fiscal 2003 were not reclassified, as reclassification is not permitted under the transition guidance. The application of EITF No. 03-10 had no effect on earnings.

Shipping and Handling Costs.    Costs for shipping and handling are included as a component of distribution, selling and administrative expenses. Shipping and handling costs were $205.9 million, $189.8 million and $187.2 million for the fiscal years ended October 2, 2004, September 27, 2003 and September 28, 2002, respectively.

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

Comprehensive Earnings (Loss).    Comprehensive earnings (loss) are net earnings, plus certain other items that are recorded by the Company directly to accumulated other comprehensive earnings (loss), bypassing net earnings. The balance and current period change for each component of comprehensive earnings (loss), net of taxes, are summarized as follows:

(dollars in thousands)
	Fair Value Interest Rate Collar	Net Unrealized Gain (Loss) on Appreciation (Depreciation) of Investments	Minimum Pension Liability Adjustment
Balance, September 29, 2001	$(1,790)	$185	$—
Current period (charge) credit	(618)	510	(6,145)
Fair value adjustment for quasi-reorganization	2,408	(695)	6,145

Balance, September 28, 2002	—	—	—
Current period (charge)	—	(224)	(404)

Balance, September 27, 2003	—	(224)	(404)
Current period credit	—	278	377

Balance, October 2, 2004	$—	$54	$(27)

Unified Western Grocers, Inc. and Subsidiaries

Notes to Consolidated Financial Statements—(Continued)

The components of the change in net unrealized gains (losses) on investments, net of taxes, are as follows:

(dollars in thousands)
	October 2, 2004	September 27, 2003	September 28, 2002
Unrealized holding gains (losses) arising during the period	$271	$(201)	$513
Add reclassification adjustment for gains (losses) included in net earnings	7	(23)	(3)

Net unrealized holding gains (losses)	$278	$(224)	$510

Reclassifications.    Certain amounts in the prior years’ consolidated financial statements have been reclassified to conform to the current year’s presentation.

Accounting Pronouncements Adopted in Conjunction with the Quasi-Reorganization

As a result of the Company’s implementation of a quasi-reorganization as of September 28, 2002 (See Note 3), the Company was required to early adopt all accounting standards with effective dates within one year of the quasi-reorganization date including SFAS No. 142, SFAS No. 143, “Accounting for Asset Retirement Obligations” (“SFAS No. 143”), SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets” (“SFAS No. 144”), SFAS No. 145, “Rescission of Financial Accounting Standards Board (“FASB”) Statements No. 4, 44, and 64, Amendment of FASB Statement No. 13, and Technical Corrections” (“SFAS No. 145”) and SFAS No. 146, “Accounting for Costs Associated with Exit or Disposal Activities” (“SFAS No. 146”). The adoption of these statements did not have an impact on the Company’s consolidated financial statements.

Recently Issued Accounting Pronouncements

In May 2003, the FASB issued SFAS No. 150, “Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity” (“SFAS No. 150”). This statement establishes standards for how an issuer classifies and measures certain financial instruments with characteristics of both liabilities and equity. SFAS No. 150 requires certain financial instruments that embody obligations of the issuer and have characteristics of both liabilities and equity to be classified as liabilities. Many of these instruments previously were classified as equity or temporary equity and as such, SFAS No. 150 represents a significant change in the practice of accounting for a number of mandatorily redeemable equity instruments. SFAS No. 150 is effective for all financial instruments created or modified after May 31, 2003, and to other instruments at the beginning of the first interim period beginning after June 15, 2003, except for mandatorily redeemable financial instruments of non-public entities. For non-public entities that are SEC registrants, the implementation of the provisions of the statement with regard to mandatorily redeemable financial instruments was effective for the first fiscal period beginning after December 15, 2003. Pursuant to this statement, the Company is considered a non-public entity that is an SEC registrant. Accordingly, the Company implemented the provisions of this statement regarding mandatorily redeemable financial instruments effective with its second quarter in fiscal 2004. The adoption of this accounting pronouncement did not have a material impact on the Company’s consolidated financial statements.

In January 2003, the FASB issued FIN 46, “Consolidation of Variable Interest Entities – an Interpretation of ARB No. 51, Consolidated Financial Statements.” This interpretation addresses consolidation by business enterprises of entities in which equity investors do not have the characteristics of a controlling financial interest or do not have sufficient equity at risk for the entity to finance its activities without additional subordinated financial support from other parties. Variable interest entities are required to be consolidated by their primary beneficiaries if they do not effectively disperse risks among the parties involved. The primary beneficiary of a variable interest entity is the party that absorbs a majority of the entity’s expected losses or receives a majority of its expected residual returns. In December 2003, the FASB amended FIN 46 (“FIN 46R”). The requirements of FIN 46R are effective no later than the end of the first reporting period that ends after March 15, 2004. Additionally, certain new disclosure requirements apply to all financial statements issued after December 31, 2003. During the quarter ended

Unified Western Grocers, Inc. and Subsidiaries

Notes to Consolidated Financial Statements—(Continued)

December 27, 2003, the Company became involved with a variable interest entity. The Company consolidated the variable interest entity and has included the disclosure requirements of FIN 46R in Note 4 to the consolidated financial statements.

In December 2003, the FASB issued revised SFAS No. 132, “Employers’ Disclosures about Pensions and Other Postretirement Benefits” (the “Statement”), which replaces existing SFAS No. 132 of the same title. All disclosure requirements required in the existing SFAS No. 132 have been retained in the revised version. The Statement requires additional disclosures regarding types of plan assets held, investment strategies, measurement dates, plan obligations, cash flows and components of net periodic benefit cost (expense). The Statement also calls for certain information to be disclosed in financial statements for interim periods. The Company adopted this Statement in the quarter ended June 26, 2004. The disclosures required by the Statement are included in Note 14 to the consolidated financial statements.

In May 2004, the FASB issued FASB Staff Position No. FAS 106-2 (“FSP 106-2”), “Accounting and Disclosure Requirements Regarding the Medicare Prescription Drug, Improvement and Modernization Act of 2003” (the “Act”), which supersedes FSP 106-1 under the same name. The Act introduced a prescription drug benefit under Medicare Part D and a federal subsidy to sponsors of retiree health care plans that provide a benefit that is at least actuarially equivalent to Medicare Part D. If the Company’s prescription drug benefit were to be determined actuarially equivalent to Medicare Part D, the subsidy under the Act would initially be accounted for as an actuarial experience gain that would reduce its accumulated projected benefit obligation (“APBO”) pursuant to SFAS No. 106, “Employers’ Accounting for Postretirement Benefits Other Than Pensions.” The subsidy would reduce the service cost component of postretirement benefit expense on a go-forward basis. If a plan is subsequently amended to provide actuarially equivalent benefits that were previously deemed not to be equivalent, the direct effect on the APBO of the change and the direct effect on the APBO of the subsidy, to which the employer would then be entitled, should be combined. If such combined effect reduces the APBO, it should be accounted for as an actuarial experience gain; if the combined impact increases the APBO, it should be accounted for as prior service cost and recognized over the remaining years of service to the full eligibility dates of those plan participants active at the date of the plan amendment. Since the Company has determined that its drug benefit is not actuarially equivalent, no special disclosures are required. Accordingly, neither the amount of postretirement benefit expense nor the ABPO reflect the effect of the Act. FSP 106-2 is effective for the first interim or annual period beginning after June 15, 2004. Adoption of this revised accounting interpretation did not have a material impact on the Company’s consolidated financial statements.

In November 2002, the EITF reached a consensus on Issue No. 02-16, “Accounting by a Customer (Including a Reseller) for Certain Consideration Received from a Vendor” (“EITF No. 02-16”). EITF No. 02-16 provides guidance on how a reseller should characterize the cash consideration received from a vendor and when and how the cash consideration should be recorded in its income statements. EITF No. 02-16 requires that cash consideration received from the vendor be accounted for as a reduction of inventory cost at the time of receipt and as a credit to cost of sales when the inventory is sold unless certain criteria are met. If the cash consideration received from the vendor is considered a direct, specific and incremental reimbursement of costs incurred by the reseller to sell the vendor’s products, the cash consideration is treated as a reduction of such selling costs. The adoption of EITF No. 02-16 did not have a material impact on the Company’s consolidated financial statements.

In November 2003, the EITF reached a consensus on EITF Issue No. 03-10, “Application of Issue No. 02-16 by Resellers to Sales Incentives Offered to Consumers by Manufacturers” (“EITF No. 03-10”). EITF No. 03-10 addresses the accounting for manufacturers’ sales incentives offered directly to consumers, including manufacturer coupons. According to EITF No. 03-10, manufacturers’ sales incentives offered directly to consumers that do not meet certain criteria should be reflected as a reduction of revenue in the financial statements of a reseller. The consensus applies to new arrangements, including modifications to existing arrangements, entered into in fiscal periods beginning after November 25, 2003. Accordingly, for the year ended October 2, 2004, $86.6 million of such consideration was classified as a reduction in cost of sales, and for the year ended September 27, 2003, $87.6 million of such consideration was reclassified as a reduction in cost of sales with a corresponding reduction in net sales. In addition, for the year ended October 2, 2004, $0.6 million was classified as a reduction in

Unified Western Grocers, Inc. and Subsidiaries

Notes to Consolidated Financial Statements—(Continued)

distribution, selling and administrative expenses, and for the year ended September 27, 2003, $0.7 million was reclassified as a reduction in distribution, selling and administrative expenses with a corresponding increase in cost of sales. Comparable amounts for years presented prior to fiscal 2003 were not reclassified, as reclassification is not permitted under the transition guidance. The application of the EITF had no effect on net earnings.

On March 31, 2004, the FASB ratified the consensus reached by the Task Force on EITF Issue No. 03-1, “The Meaning of Other-Than-Temporary Impairment and Its Application to Certain Investments” (“EITF No. 03-1”). EITF 03-1 provides guidance for determining whether certain investment securities are impaired, and requires certain additional disclosures about unrealized losses that have not been recognized as other-than-temporary impairments. The recognition provisions of this standard have been deferred. The Company has included the disclosures required by EITF No. 03-1 in Note 6 to the consolidated financial statements.

2.    Discontinued Operations

On September 25, 2002, the Company’s Board approved a plan to exit the Company’s retail operations. The plan of disposition included the closure of three retail stores prior to September 28, 2002 with the remaining nine stores planned for sale or closure in fiscal 2003. The decision resulted in an impairment of the underlying assets and the accrual of exit-related costs and liabilities in accordance with APB Opinion No. 30. Pursuant to APB Opinion No. 30, the Company recognized asset impairments and established reserves for certain exit-related costs including estimated operating losses expected to be incurred over the disposal period, lease reserves and settlements, severance and contract termination costs. The reserves are periodically analyzed and adjustments are recorded against additional paid-in capital. The Company has reclassified certain amounts in its consolidated financial statements to reflect its exit from the retail business. Accordingly, certain assets and liabilities and cash flows relating to the Company’s retail operations were segregated and the resulting net liabilities and cash flows of the retail operations were reported as “discontinued operations” in the accompanying consolidated financial statements.

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

During the year ended September 27, 2003, the Company closed seven of its remaining nine stores and obtained binding commitments for the sale and transfer of the leasehold rights for the remaining two stores to two Members, which stores were either sold or transferred during the first quarter of fiscal 2004. Sales proceeds realized in fiscal 2003 on the sale of the leasehold rights, store inventories and certain store fixtures were approximately $1.2 million, net of tax which was less than the anticipated estimated proceeds of $5.9 million, net of tax. Also, the Company operated certain stores longer than originally projected in fiscal 2003, and thus the net realizability of certain of the retail business’ remaining assets and liabilities, primarily its estimated lease reserves and settlement costs, were adjusted. The adjustments, which totaled $5.9 million net of tax, were charged as a reduction to Class A and Class B Shares during the year ended September 27, 2003 pursuant to quasi-reorganization accounting rules (see Note 3).

Additional adjustments were recorded in fiscal 2004 for lease reserves resulting from the sale and transfer of the remaining two retail locations and other contract and settlement costs relating to the final disposition of the retail business. The adjustments, which totaled $1.2 million net of tax, were charged as a reduction to Class A and Class B Shares.

Unified Western Grocers, Inc. and Subsidiaries

Notes to Consolidated Financial Statements—(Continued)

Revenues from discontinued operations were $125.3 million for the year ended September 28, 2002. Net losses incurred by the Company’s retail business in fiscal 2004 and 2003 were charged to the reserves established at September 28, 2002.

The components of the net liabilities of discontinued operations included in the consolidated balance sheets are as follows:

(dollars in thousands)
	October 2, 2004	September 27, 2003
Accounts receivable	$—	$8
Inventories	—	1,206
Prepaid expense and deposits	—	318
Accounts payable	—	(267)
Accrued liabilities	(921)	(4,042)

Net current liabilities of discontinued operations	$(921)	$(2,777)

Property and equipment, net	$—	$481
Other assets	—	189
Other liabilities, long-term	(739)	(2,796)

Net long-term liabilities of discontinued operations	$(739)	$(2,126)

During fiscal 2004, the Company signed a purchase and sale agreement, including amendments thereto, with an unrelated third party to sell, transfer and assign the leasehold and subleasehold interests and certain assets relating to certain closed store locations, of which four stores related to the Company’s exit from its retail operations. However, the Company remains secondarily liable on the leases until such time as the leases expire or the Company is released from all liabilities and obligations under such leases (see Note 4).

3.    Quasi-Reorganization

Subsequent to the decision to dispose of its retail operations as discussed in Note 2, the Company’s Board adopted a resolution approving the implementation of a quasi-reorganization for financial reporting purposes effective September 28, 2002. A quasi-reorganization is an accounting procedure that eliminates an accumulated deficit in retained earnings and permits a company to proceed on much the same basis as if it had been legally reorganized. A quasi-reorganization requires that a company’s long-term assets and liabilities be adjusted to fair value. Any remaining deficit in retained earnings is then eliminated by a transfer of amounts from paid-in capital and capital stock, if necessary, giving a company a “fresh start” and a zero balance in retained earnings. The quasi-reorganization process resulted in the adjustment of the Company’s assets and liabilities to fair value at September 28, 2002 and the elimination of the Company’s accumulated deficit by a reduction of $18.1 million against additional paid-in capital, $1.1 million against Class A Shares and $7.7 million against Class B Shares. The fair value adjustments pursuant to quasi-reorganization accounting rules did not result in a net write-up of assets.

4.    Variable Interest Entity

In fiscal 2004, the Company signed a purchase and sale agreement with an unrelated business property developer to transfer and assign the leasehold and sub-leasehold interests and certain assets relating to eleven closed store locations for which the Company is contingently liable for the lease payments. Four of the locations are related to the Company’s exit from its retail operations. The Company paid approximately $5.4 million including brokers’ commissions (which approximated the Company’s recorded lease liabilities for these locations at the date of transfer) to transfer its leasehold and sub-leasehold interests in these properties but remains contingently liable until such time as the leases expire or the Company is released from all liabilities and obligations under the leases.

Unified Western Grocers, Inc. and Subsidiaries

Notes to Consolidated Financial Statements—(Continued)

At October 2, 2004, the Company remains contingently liable for the lease payments on nine store locations. The net present value of the Company’s currently estimated obligation for the remaining leasehold and sub-leasehold interests for the nine stores totals approximately $4.0 million at October 2, 2004, with the last lease expiring in 2021. The Company’s maximum loss exposure related to these leases is $33.8 million.

Although the Company has no ownership interest in the unrelated third party that assumed the leasehold and sub-leasehold interests from the Company, that third party is considered a variable interest entity pursuant to FIN 46R. Because the primary investor in the variable interest entity currently does not have sufficient equity at risk, the Company is considered the primary beneficiary. Accordingly, the Company is required to consolidate the assets, liabilities and non-controlling interests of the variable interest entity, as well as the results of operations. At October 2, 2004, the Company consolidated the variable interest entity’s accounts, including total assets of $4.0 million, comprised primarily of $3.1 million in cash, $0.4 million in properties and $0.5 million in other assets, to be used in the development of the properties and for payment of lease obligations, with lease reserves of approximately $4.0 million.

5.    Properties

Properties, stated at cost (except for certain assets which were adjusted to fair value in connection with the quasi-reorganization), consisted of the following:

(dollars in thousands)
	October 2, 2004	September 27, 2003
Land	$59,476	$59,291
Buildings and leasehold improvements	100,485	99,939
Equipment	48,764	39,468
Equipment under capital leases	4,369	4,369

	213,094	203,067
Less accumulated depreciation and amortization	32,061	16,281

	$181,033	$186,786

Included in accumulated amortization at October 2, 2004 and September 27, 2003 is approximately $4.3 million and $2.1 million, respectively, related to capital leases. Amortization expense related to capital leases aggregated $2.2, $1.9 and $0.2 million for the years ended October 2, 2004, September 27, 2003 and September 28, 2002, respectively.

Unified Western Grocers, Inc. and Subsidiaries

Notes to Consolidated Financial Statements—(Continued)

6.    Investments

The amortized cost and fair value of investments are as follows:

(dollars in thousands)
October 2, 2004	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Available for sale and held to maturity securities:
Fixed maturity securities:
Available for sale:
U.S. Treasury securities and obligations of U.S. government corporations and agencies	$27,977	$3	$(214)	$27,766
Corporate securities	15,984	201	(96)	16,089

	43,961	204	(310)	43,855
Held to maturity:
Mandatorily redeemable preferred stock	8,130	—	—	8,130

	8,130	—	—	8,130

Total fixed maturity securities	52,091	204	(310)	51,985
Equity securities:
Available for sale:
Redeemable preferred stock	1,644	235	(49)	1,830

Total available for sale and held to maturity securities	$53,735	$439	$(359)	53,815

Trading securities:
Convertible corporate securities				1,937
Common stock, at cost				10,623

Total Investments				$66,375

(dollars in thousands)
September 27, 2003	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Available for sale and held to maturity securities:
Fixed maturity securities:
Available for sale:
U.S. Treasury securities and obligations of U.S. government corporations and agencies	$32,185	877	(1,441)	$31,621
Corporate securities	4,346	166	(33)	4,479

	36,531	1,043	(1,474)	36,100
Held to maturity:
Mandatorily redeemable preferred stock	8,000	—	—	8,000
Interest rate collar agreement	(967)	—	—	(967)

	7,033	—	—	7,033

Total fixed maturity securities	43,564	1,043	(1,474)	43,133
Equity securities:
Available for sale:
Redeemable preferred stock	1,220	104	(12)	1,312

Total available for sale and held to maturity securities	$44,784	1,147	(1,486)	44,445

Trading securities:
Convertible corporate securities				2,017
Common stock, at cost				10,103

Total Investments				$56,565

Unified Western Grocers, Inc. and Subsidiaries

Notes to Consolidated Financial Statements—(Continued)

During the fiscal years ended October 2, 2004, September 27, 2003 and September 28, 2002, the Company recorded losses of $0.2 million and gains of $0.4 million and $0.4 million, respectively, due to changes in the fair value of the convertible corporate securities, which are classified as trading securities.

The Company’s insurance subsidiaries invest a significant portion of premiums received in fixed income securities to fund loss reserves. As a result, the Company’s insurance subsidiaries are subject to both credit and interest rate risk. Management has established guidelines and practices to limit the amount of credit risk through limitation of non-investment grade securities. The Company assesses whether unrealized losses are other than temporary. The discussion and table that follow describe the Company’s securities that have unrealized losses.

Unrealized losses on the Company’s investments in fixed income securities were caused by interest rate increases and not credit quality. Because the Company’s insurance subsidiaries have the ability and intent to hold these investments until recovery of fair value, which may be upon maturity, the Company does not consider these investments to be other-than-temporarily impaired at October 2, 2004.

The table below illustrates the length of time securities, not deemed to be other-than-temporarily impaired, have been in a continuous unrealized loss position at October 2, 2004:

(dollars in thousands)
	Less than 12 Months		12 Months or Greater		Total
Description of Securities	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
U.S. Treasury securities and U.S. Government obligations	$9,038	$62	$1,477	$107	$10,515	$169
Federal agency mortgage-backed securities	16,687	32	564	13	17,251	45
Corporate bonds	15,895	93	194	3	16,089	96
Marketable equity securities	1,830	49	—	—	1,830	49

Total Investments	$43,450	$236	$2,235	$123	$45,685	$359

Held to maturity and available for sale fixed maturity securities are due as follows:

(dollars in thousands)
October 2, 2004	Amortized Cost	Fair Value
Due in one year or less	$—	$—
Due after one year through five years	14,190	14,164
Due after five years through ten years	11,746	11,756
Due after ten years	26,155	26,065

	$52,091	$51,985

September 27, 2003	Amortized Cost	Fair Value
Due in one year or less	$33	$33
Due after one year through five years	7,137	7,157
Due after five years through ten years	8,844	8,841
Due after ten years	27,550	27,102

	$43,564	$43,133

Expected maturities will differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties. Mortgage-backed securities are shown as being due at their average expected maturity dates.

Unified Western Grocers, Inc. and Subsidiaries

Notes to Consolidated Financial Statements—(Continued)

Net investment income (loss) is summarized as follows:

(dollars in thousands)
	Years Ended
	October 2, 2004	September 27, 2003	September 28, 2002
Fixed maturity securities	$1,958	$2,104	$2,399
Preferred stock	170	(9)	(227)
Equity securities	—	—	(19)
Cash and cash equivalents	150	112	51

	2,278	2,207	2,204
Less investment expenses	270	226	229

	$2,008	$1,981	$1,975

Investments carried at fair values of $47.5 million and $34.0 million at October 2, 2004 and September 27, 2003, respectively, are on deposit with regulatory authorities in compliance with statutory insurance regulations. Equity securities that do not have readily determinable fair values are accounted for using the cost or equity methods of accounting. The Company evaluated its investments in equity securities for impairment as of October 2, 2004 and September 27, 2003, and the Company did not consider any of these equity securities to be impaired.

The Company held investments in Western Family Holding Company (“Western Family”) common stock of $5.3 million and $5.5 million at October 2, 2004 and September 27, 2003, respectively. Western Family is a cooperative located in Oregon from which the Company purchases food and related general merchandise products. The investment represents approximately a 17% and 19% ownership interest at October 2, 2004 and September 27, 2003, respectively. The Company’s ownership percentage in Western Family is based, in part, on the volume of purchases transacted with Western Family. During fiscal 2004, the Company received a return of invested capital resulting from Western Family’s recalculation of its members’ ownership percentage in the cooperative based on purchase volume. The investment is accounted for using the equity method of accounting.

On December 19, 2000, the Company purchased 80,000 shares of preferred stock (the “Series A-1 Preferred Shares”) of C&K Market, Inc. (“C&K”) for $8.0 million. Douglas A. Nidiffer, a director of the Company, is a shareholder, director and an officer of C&K. In connection with the stock purchase transaction, C&K executed a ten-year supply agreement and the shareholders of C&K granted to the Company a put with respect to the preferred stock, exercisable upon the occurrence of designated events including the nonpayment of permitted dividends or permitted mandatory redemption payments. The preferred stock bore a 9.5% cumulative dividend rate, with the payment of cash dividends deferred until after November 15, 2002, and then payable quarterly only if permitted by applicable loan agreements. The preferred stock was convertible into 15% of the common stock of C&K under certain circumstances. The Company received scheduled cash dividends of $0.2 million in the first quarter of fiscal 2004 and $0.7 million during the fiscal year ended September 27, 2003 in connection with the Series A-1 Preferred Shares.

During the second quarter of fiscal 2004, the Company and an unrelated third party lender approved a change in the capital structure of C&K. In connection with the recapitalization, the Company exchanged its 80,000 Series A-1 Preferred Shares valued at $8.0 million and deferred dividends of approximately $1.5 million with respect to such shares for 95,000 shares of Series A-2 Preferred Shares. The Series A-2 Preferred Shares have an 8% cumulative dividend rate, with cash dividend payments payable quarterly beginning in May 2004, subject to applicable loan agreements. The dividend rate will be adjusted on December 31, 2008 to the greater of 8% or the then current five-year U.S. Treasury Bill rate plus 5%. The original carrying value of the Series A-2 Preferred Shares was $8.0 million and will accrete to the redemption value of $9.5 million over 10 years. Separately, the Company also executed a new ten-year supply agreement with C&K. The Series A-2 Preferred Shares are eligible for redemption, at the Company’s option in an amount of up to 19,000 shares per year, beginning in December 2009 and concluding in December 2013. The controlling shareholders of C&K have provided the Company with personal guarantees with respect to the redemption of preferred shares and the payment of dividends. The Company received scheduled cash dividends of $0.4 million during the third and fourth fiscal quarters of 2004.

Unified Western Grocers, Inc. and Subsidiaries

Notes to Consolidated Financial Statements—(Continued)

The Company holds a 15% investment in the common stock of North State Grocery Inc., an operator of several retail grocery stores in the northern California region. The investment is accounted for using the cost method of accounting.

7.    Acquisitions

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

(dollars in thousands)
Balance at September 29, 2001	$(4,778)
Charges to the reserve	891
Charges to earnings	(340)
Adjustments to the reserve	865

Balance at September 28, 2002	(3,362)
Charges to the reserve	115
Charges to earnings	(285)
Adjustments to the reserve	560

Balance at September 27, 2003	(2,972)
Charges to the reserve	830
Charges to earnings	(218)
Adjustments to the reserve	666

Balance at October 2, 2004	$(1,694)

In fiscal 2002, the Company reversed excess purchase accounting reserves, resulting in a reduction of goodwill. In fiscal 2003, the Company received sublease income for two facilities for which lease reserves were initially established at the time of the Merger. As a result, the reserves were considered no longer needed and consequently, reversed, resulting in a reduction of goodwill. In fiscal 2004, the Company reversed excess purchase accounting reserves for two locations whose leases were terminated through buy-out arrangements with the respective landlords, resulting in a reduction of goodwill. In addition, the Company received sublease income for one facility for which the lease reserve was initially established at the time of the Merger. As a result, the reserves were considered no longer needed and consequently, reversed, resulting in a reduction of goodwill.

8.    Accrued Liabilities

Accrued liabilities are summarized as follows:

(dollars in thousands)
	October 2, 2004	September 27, 2003
Insurance loss reserves and other insurance liabilities	$77,841	$59,500
Accrued wages and related taxes	19,265	18,135
Accrued income and other taxes payable	3,732	3,592
Accrued promotional liabilities	3,063	4,324
Other accrued liabilities	19,423	17,494

	$123,324	$103,045

Unified Western Grocers, Inc. and Subsidiaries

Notes to Consolidated Financial Statements—(Continued)

9.    Notes Payable

The Company’s notes payable and scheduled maturities are summarized as follows:

(dollars in thousands)
	October 2, 2004	September 27, 2003
Senior secured notes expiring April 1, 2008, (interest rate of 7.72% and 7.97% at October 2, 2004 and September 27, 2003, respectively) approximately $865 principal and interest payable monthly through April 1, 2008, with the remaining $36.0 million due April 1, 2008	$57,409	$63,146
Senior secured notes expiring October 1, 2009, payable monthly, interest only (interest rate of 8.71% and 8.96% at October 2, 2004 and September 27, 2003, respectively)	40,984	41,180
Notes to banks under secured revolving credit agreement expiring December 5, 2007, interest rate at the lender’s base rate plus 0.25% or adjusted LIBOR (1.34% plus 1.50% at October 2, 2004 and 1.14% plus 2.50% at September 27, 2003)	88,000	118,000
Secured borrowings to banks, collateralized by member loans receivable, repayment based on terms of underlying collateral	765	1,543
Capital stock subordinated residual notes, payable in twenty quarterly installments plus interest at a variable interest rate based on the current capital investment note (subordinated) rate of 5.0%	—	522
Redemption subordinated notes, payable in twenty quarterly installments plus interest at 6.0%, maturity dates through October 2005	751	1,792
Capital investment notes (subordinated), interest at 5.0%, maturity dates through 2007	12,616	15,462
Obligations under capital leases	808	2,839

Total notes payable	201,333	244,484
Less portion due within one year	9,639	12,110

	$191,694	$232,374

Maturities of notes payable as of October 2, 2004 are:

(dollars in thousands)
Fiscal year
2005	$9,639
2006	10,995
2007	13,576
2008	126,926
2009	197
Thereafter	40,000

$201,333

The Company had a total of $98.4 million and $104.3 million outstanding in senior secured notes to certain insurance companies and pension funds under a note purchase agreement dated September 29, 1999 (as amended, the “Senior Note Agreement”) at October 2, 2004 and September 27, 2003, respectively.

In addition, at September 27, 2003, the Company had a $200.0 million secured revolving credit facility (“Former Revolving Credit Agreement”) with a group of banks for which Cooperative Central Raiffeisen-Boerenleen Bank B.A., “Rabobank Nederland,” New York Branch, served as Administrative Agent. In December 2003, the Company refinanced the Former Revolving Credit Agreement with a $225.0 million secured revolving credit facility (“New Revolving Credit Agreement”) with a group of banks for which Harris Trust and Savings Bank is serving as

Unified Western Grocers, Inc. and Subsidiaries

Notes to Consolidated Financial Statements—(Continued)

Administrative Agent. The New Revolving Credit Agreement expires on December 5, 2007 and bears interest at either LIBOR plus an applicable margin (1.00% to 2.00%), or the lender’s base rate plus an applicable margin (0.00% to 0.75%). In each case, the applicable margin is based on the ratio of funded debt to operating cash flow. The New Revolving Credit Agreement permits advances of up to 85% of eligible accounts receivable and 65% of eligible inventories. The New Revolving Credit Agreement is collateralized by the accounts receivable and inventories of the Company and certain subsidiaries. The Company had $88.0 million outstanding under the New Revolving Credit Agreement and $118.0 million outstanding under the Former Revolving Credit Agreement at October 2, 2004 and September 27, 2003, respectively.

The New Revolving Credit Agreement and the Senior Note Agreement as amended each contain customary representations, warranties, financial covenants and default provisions for these types of financing. Obligations under these credit agreements are senior to the rights of members with respect to required deposits, patronage dividend certificates and subordinated notes. Both the New Revolving Credit Agreement and the Senior Note Agreement limit the incurrence of additional funded debt and the incurrence of liens except permitted liens. Examples of default conditions include the failure to pay an installment of principal or interest under the agreements, the making of false representations and warranties, and non-compliance with one or more financial covenants (minimum tangible net worth, fixed charge coverage ratio and funded debt to earnings before interest, income taxes, depreciation, amortization and patronage dividends, “EBITDAP”). The New Revolving Credit Agreement and the Senior Note Agreement both limit distributions to shareholders (including the repurchase of shares) to designated permitted redemptions, and prohibit all distributions and payments on Patronage Dividend Certificates when an event of default has occurred and is continuing. As of October 2, 2004, the Company was in compliance with all applicable covenants of its Revolving Credit Agreement.

In February 1999, the Company entered into a five-year interest rate collar agreement to partially offset interest rate fluctuations associated with its variable interest rate borrowings on its Former Revolving Credit Agreement. The collar agreement expired in February 2004.

A $10.0 million credit agreement with a third party bank is collateralized by Grocers Capital Company’s (“GCC”) Member loan receivables. GCC is a wholly owned subsidiary of the Company whose primary function is to provide financing to Members who meet certain credit requirements. Funding for loans is derived from the cash reserves of GCC, as well as the $10.0 million credit facility. The credit agreement, which was amended and restated, matures on June 9, 2007. Amounts advanced under the credit agreement bear interest at prime (4.75% and 4.00%) or Eurodollar (2.01% and 1.16%) plus 2.25% and 2.50% at October 2, 2004 and September 27, 2003, respectively. The unused portion of the credit line is subject to a commitment fee of 0.125%. The applicable rate is determined at the Company’s discretion. GCC had no borrowings outstanding at October 2, 2004 or September 27, 2003.

Member loan receivables are periodically sold by GCC to the third party bank through a loan purchase agreement. This loan purchase agreement, which was amended and restated, matures on June 9, 2007. Total loan purchases under the agreement are limited to a total aggregate principal amount outstanding of $70.0 million. The loan purchase agreement does not qualify for sale treatment pursuant to SFAS No. 140, “Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities—a replacement FASB Statement No. 125,” and, accordingly, the Company accounts for the transfer of these financial assets as a secured borrowing with a pledge of collateral. The aggregate amount of secured borrowings with the third party bank was $0.8 million and $1.5 million at October 2, 2004 and September 27, 2003, respectively. The pledged collateral included in current notes receivable was $0.4 million and $0.7 million and non-current amounts were $0.4 million and $0.8 million at October 2, 2004 and September 27, 2003, respectively. The notes receivable generally bear interest at rates averaging prime plus 2.00%, are paid monthly and have maturity dates ranging from 2004 to 2007.

The third party bank operates as a cooperative and therefore its borrowers are required to own its Class B stock. GCC’s investment in the Class B common stock of this third party bank, of which an officer of the Company is a director, aggregated $3.6 million and $2.9 million at October 2, 2004 and September 27, 2003, respectively. GCC earned dividend income of $1.1 million, $1.1 million and $0.8 million for the fiscal years ended 2004, 2003 and 2002, respectively.

Unified Western Grocers, Inc. and Subsidiaries

Notes to Consolidated Financial Statements—(Continued)

The Company’s capital stock subordinated residual notes are notes to former United members who tendered their member stock to United prior to the date of the Merger. The redeemed shares represent shares issued to former United members from patronage dividends that were converted to five-year notes and are paid quarterly with interest. The Company paid off the remaining principal balance of these notes in fiscal 2004.

Pursuant to the Merger, Unified agreed to repurchase excess Class B Shares held by former shareholders of United that were received in the Merger and tendered for redemption prior to January 28, 2001 at the book value as of April 2, 1999 of the shares of the Company’s common stock for which the excess Class B Shares were exchanged in the Merger. The Company purchased such shares by issuing notes referred to as “redemption subordinated notes,” which are payable in twenty equal quarterly principal installments and bear interest at 6% per year. Prior to fiscal 2003, no payments were made on these notes due to the restrictions imposed by the California General Corporation Law (see Note 13). The Company paid $1.1 million and $2.8 million on the notes in fiscal 2004 and 2003, respectively.

The Company’s capital investment notes are serialized, have a minimum interest rate of 5.00% and mature ten years from the date of issuance. The notes are subordinated and have maturity dates through 2007. The notes originated with United and were assumed as part of the Merger. The Board at its discretion may change the interest rate above the minimum rate.

The Company has also guaranteed certain loans made directly to members by third-party lenders. At October 2, 2004 and September 27, 2003 the maximum principal amount of these guarantees was $0.4 million and $0.6 million, respectively. Member loans, provided by the Company and third parties, are generally secured with collateral, which usually consists of personal and real property owned by Members and personal guarantees of Members.

10.    Leases

Capital and Operating Leases

The Company has entered into operating leases for certain warehouse, transportation and data processing equipment, and non-cancelable capital leases, primarily for warehouse equipment.

The Company has also entered into operating leases for approximately 56 retail supermarkets. The majority of these locations are subleased to various Members of the Company. The operating leases and subleases are non-cancelable, renewable, in certain instances include purchase options that are not bargain purchase options, and require payment of real estate taxes, insurance and maintenance.

Rent expense for operating leases was $29.2 million, $36.4 million and $34.3 million for the fiscal years ended October 2, 2004, September 27, 2003 and September 28, 2002, respectively. Sublease rental income was $10.5 million, $14.1 million and $14.0 million for the fiscal years ended October 2, 2004, September 27, 2003 and September 28, 2002, respectively.

Minimum rentals on equipment under capital leases and properties leased by the Company, including properties subleased to third parties, as of October 2, 2004, are summarized as follows:

(dollars in thousands)
Fiscal year	Capital Leases	Operating Leases
2005	$567	$26,046
2006	241	21,058
2007	50	18,207
2008	—	13,894
2009	—	11,339
Thereafter	—	56,260
Total minimum lease payments	858	$146,804
Less: amount representing interest	(50)
Present value of net minimum lease payments	808
Less: current installments of obligations under capital leases	(532)
Obligations of capital leases excluding current installments	$276

Unified Western Grocers, Inc. and Subsidiaries

Notes to Consolidated Financial Statements—(Continued)

Future minimum sublease rental income on operating leases as of October 2, 2004 is summarized as follows:

(dollars in thousands)
Fiscal year	Operating Leases
2005	$10,535
2006	9,796
2007	8,863
2008	7,723
2009	7,050
Thereafter	47,068

Total future minimum sublease income	$91,035

Lease Guarantees

At October 2, 2004, the Company was contingently liable with respect to 15 lease guarantees for certain Members with commitments expiring through 2017. The Company believes the locations underlying these leases are marketable and, accordingly, that it will be able to recover a substantial portion of the guaranteed amounts in the event the Company is required to satisfy its obligations under the guarantees.

The Company’s guarantees of certain leases are summarized in the table below.

(dollars in thousands)
Remaining Lease Term	Guaranteed Leases
Less than 1 year	$5,477
1-3 years	14,831
4-5 years	5,165
More than 5 years	3,589

Total lease guarantees	$29,062

In consideration of lease guarantees and subleases, the Company receives a monthly fee equal to 5% of the monthly rent under the lease guarantees and subleases. Obligations of Members to the Company, including lease guarantees, are generally supported by the Company’s right of offset, upon default, against the Members’ cash deposits, shareholdings and patronage certificates, as well as in certain instances, personal guarantees and reimbursement and indemnification agreements.

11.    Income Taxes

The significant components of income tax expense are summarized as follows:

(dollars in thousands)
	October 2, 2004	September 27, 2003	September 28, 2002
Federal:
Current	$80	$—	$—
Deferred	3,335	2,624	1,768

Total federal	3,415	2,624	1,768

State:
Current	697	18	15
Deferred	460	716	389

Total state	1,157	734	404

Income taxes	$4,572	$3,358	$2,172

Unified Western Grocers, Inc. and Subsidiaries

Notes to Consolidated Financial Statements—(Continued)

The effects of temporary differences and other items that give rise to deferred tax assets and liabilities are presented below:

(dollars in thousands)
	October 2, 2004	September 27, 2003
Deferred tax assets:
Accounts receivable	$1,479	$3,358
Accrued benefits	43,893	40,269
Lease reserves	6,450	5,569
Insurance reserves	4,197	4,165
Accrued environmental liabilities	169	186
Accrued liabilities	29	784
Inventory capitalization	288	1,481
Alternative minimum tax and other credits	80	494
Charitable contributions	—	225
Net operating loss carry forwards	2,158	7,637
Non-qualified written notice of allocation	9,485	5,194
Other	124	200

Total gross deferred tax assets	68,352	69,562
Less valuation allowance	2,000	2,000

Deferred tax assets	$66,352	$67,562
Deferred tax liabilities:
Properties	$47,528	$42,355
Market value adjustment	1,908	1,660
Capitalized software	4,686	7,477
Deferred state taxes	569	1,007
Accrued commissions	588	278
Other	612	626

Total gross deferred tax liabilities	55,891	53,403

Net deferred tax asset	$10,461	$14,159

The Company had net deferred tax assets of $10.5 million and $14.2 million, of which $11.9 million and $10.1 million are classified as current assets in deferred income taxes and $1.4 million and $4.1 million are included in long-term liabilities, other, and in other assets in the accompanying consolidated balance sheets as of October 2, 2004 and September 27, 2003, respectively.

A valuation allowance is provided to reduce the deferred tax assets to a level which, more likely than not, will be realized. In accordance with SFAS No. 109 “Accounting for Income Taxes” and the accounting for a quasi-reorganization, valuation allowances existing immediately after the quasi-reorganization, if reduced in future periods, are required to be accounted for as an adjustment to additional paid-in capital. In contrast, increases to the valuation allowance in future periods will be accounted for as an adjustment to the income tax provision. Accordingly, the Company’s net deferred tax assets of approximately $10.5 million and $14.2 million were reduced by tax valuation allowances of approximately $2.0 million at October 2, 2004 and September 27, 2003. Management evaluated the available positive and negative evidence in determining the realizability of the net deferred tax assets at October 2, 2004 and concluded it is more likely than not that the Company will not realize a portion of its net deferred tax assets. The remaining balance of the net deferred tax assets should be realized through future operating results and the reversal of taxable temporary differences.

A current federal provision has been calculated due to the application of Alternative Minimum Tax (“AMT”) Rules and its limitations on net operating losses. These AMT payments are converted to credits, which have an indefinite

Unified Western Grocers, Inc. and Subsidiaries

Notes to Consolidated Financial Statements—(Continued)

carryforward period, that the Company will realize to the extent its regular tax liability exceeds its AMT in future years. Additionally, a current state provision has been calculated due to California Assembly Bill 2065, which has suspended the California net operating loss deduction for tax years beginning in 2002 and 2003.

The Company had federal tax effected net operating loss carryforwards of approximately $1.3 million and $6.5 million and state tax effected net operating loss carryforwards of approximately $0.9 million and $1.1 million as of the fiscal years ended October 2, 2004 and September 27, 2003, respectively. The net operating losses expire between 2012 and 2023 for federal income taxes and between 2005 and 2021 for state income taxes.

In March 2002, the House and Senate passed the Job Creation and Workers Assistance Act of 2002. As a result, the Company took the opportunity to carryback net operating losses 5 years instead of the statutory 2 years. As a result, the Company received additional tax refunds of $3.0 million and $3.1 million in fiscal 2004 and 2003, respectively.

The provision for income taxes on continuing operations at the Company’s effective tax rate differed from the provision for income taxes at the federal statutory rate (34%) as follows:

(dollars in thousands)
	October 2, 2004	September 27, 2003	September 28, 2002
Federal income tax expense (benefit) at the statutory rate	$4,072	$2,937	$1,413
State income taxes, net of federal income tax benefit	763	512	266
Tax exempt income	(294)	—	—
Non-deductible goodwill	—	—	269
Other, net	31	(91)	224

Provision for income taxes	$4,572	$3,358	$2,172

12.    Patronage Dividends and Subordinated Patronage Dividend Certificates

Unified distributes patronage dividends to its Members based upon its patronage earnings during a fiscal year. Non-member customers are not entitled to receive patronage dividends. The Board approves the payment of dividends and the form of such payment for the Company’s three patronage earnings divisions: the Southern California Dairy Division, the Pacific Northwest Dairy Division and the Cooperative Division.

•	Southern California Dairy Division: Patronage earnings attributable to the Southern California Dairy Division are generated from sales of products primarily manufactured at a milk and juice bottling plant located in Los Angeles, California. Patronage dividends for this division are paid solely to Members who purchase dairy and other related products from the Southern California Dairy Division.

•	Pacific Northwest Dairy Division: Patronage earnings attributable to the Pacific Northwest Dairy Division are generated from sales of dairy products manufactured by third party suppliers located in Oregon. Patronage dividends for this division are paid solely to Members who purchase dairy products from the Pacific Northwest Dairy Division.

•	Cooperative Division: Patronage earnings attributable to the Cooperative Division are generated from all other patronage activities of Unified regardless of geographic location. Patronage dividends are paid based on the patronage purchases of the following types of products: dry grocery, deli, general merchandise, frozen food, ice cream, meat, produce and bakery.

The following table summarizes the patronage dividend earnings of Unified during the past three fiscal years.

(dollars in thousands)
	2004	2003	2002
Division
Southern California Dairy	$10,055	$10,056	$10,457
Pacific Northwest Dairy	347	274	284
Cooperative	10,340	6,282	5,972

Total	$20,742	$16,612	$16,713

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

In fiscal 2003, the Company issued $3.3 million of Patronage Certificates as a portion of its patronage dividends for fiscal 2002. The Company offset approximately $0.1 million in Patronage Certificates against a portion of amounts owed to the Company by the holders in fiscal 2003 and fiscal 2002. The remaining Patronage Certificates that were issued in fiscal 2003 are included in subordinated patronage dividend certificates in the consolidated balance sheets.

For fiscal 2003, patronage dividends in the Cooperative Division were paid to Members in the form of:

•	Class B Shares (See Note 13) to the extent of any deficiency in the Member meeting its Class B Share requirement; and

•	Class E Shares (see Note 13) for the balance of the patronage dividend due to the Member.

For fiscal 2004, patronage dividends in the Cooperative Division will be paid in the same manner as fiscal 2003.

Patronage dividends generated by the dairy divisions are paid in cash.

13.    Capital Shares

The Class A, Class B and Class E Shares of Unified are offered only to such persons or entities who from time to time may be accepted as Members of the Company.

Class A Shares.    Class A Shares may be held only by Members of Unified. In order to qualify for and retain Member status, a person or other entity (1) must purchase products from Unified in amounts and in a manner that is established by the Board; (2) must meet certain financial performance criteria; (3) must make application in such form as is prescribed by Unified; and (4) must be accepted as a Member by the Board.

Prior to December 2002, Unified’s Bylaws required that each Member acquire and hold 100 Class A Shares. Thereafter, the required holdings of Class A Shares by a Member are increased to 150 shares at the end of fiscal 2003, 200 shares at the end of fiscal 2004, 250 shares at the end of fiscal 2005, 300 shares at the end of fiscal 2006, and 350 shares at the end of fiscal 2007. The Board is authorized to accept Members without the issuance of Class A Shares when the Board determines that such action is justified by reason of the fact that the ownership of the patron is the same, or sufficiently the same, as that of another Member holding the required number of Class A Shares.

Such persons or entities who from time to time may be accepted as new Members of Unified will be required to purchase or subscribe for the purchase of the number of Class A Shares in the manner set forth in the preceding paragraph. The price for these shares is the book value per share of the Company’s outstanding shares at the close of the fiscal year end prior to purchase. Book value per share is equal to total shareholders’ equity plus the receivable for sale of Class A Shares to members, less the cumulative stated value of outstanding Class E Shares, divided by the number of Class A and B Shares outstanding at fiscal year end. At October 2, 2004 and September 27, 2003, the book value per share was $174.39 and $163.00, respectively. Any subscription will require a minimum cash down payment with terms to be determined by the Board. Unified at its option may, as a condition to accepting a Member, require that instead of issuing Class A Shares, such Member purchase said shares from a terminated Member at the same price which would have been payable had the new Member purchased said shares from Unified.

Holders of Class A Shares are entitled to vote such shares cumulatively for the election of 80% of the authorized number of directors.

Unified Western Grocers, Inc. and Subsidiaries

Notes to Consolidated Financial Statements—(Continued)

Class B Shares.    The Company requires each Member to hold Class B Shares having an issuance value equal to approximately twice the amount of certain of the Member’s average weekly purchases, except for certain product categories that are subject to reduced requirements (the “Class B Share requirement”). Class B Share investment requirement amounts are determined twice a year, at the end of the Company’s second and fourth fiscal quarters, based on the Member’s purchases from the Cooperative Division during the preceding four quarters. At the end of the fourth quarter of fiscal 2004, the requirement was based on Members’ purchases over the preceding two quarters only, so as to exclude any excess purchase volume that may have occurred as a result of a labor dispute in Southern California at the three major national retail chain stores.

Members meeting certain qualifications may elect to maintain a reduced Class B Share requirement as described below. For purposes of this requirement, each Class B Share held by a Member has an issuance value equal to the book value per share of the Company’s outstanding shares at the close of the fiscal year end prior to the issuance of such Class B Shares. The holders of Class B Shares currently have the right to elect 20% of the authorized number of directors. Except as provided above or by California law, the holders of Class B Shares do not have any other voting rights.

Members and those persons or entities who from time to time may be accepted as new Members of Unified will be issued Class B Shares in the manner described below. In accordance with the Company’s Bylaws, Members must satisfy their Class B Share requirement entirely through the holding of Class B Shares by the end of the sixth year of membership. Thus, Class B Shares required to be held by a new Member may be acquired over the five consecutive fiscal years commencing with the first year after admission as a Member at the rate of 20% per year if a subordinated cash deposit is provided for the full amount of the requirement.

Class B Shares are generally issued to Members as a portion of the Cooperative Division patronage dividends paid. If following the issuance of Class B Shares as part of the patronage dividend distribution for any given fiscal year after the first year as a Member, the Member does not hold the required amount of Class B Shares, then additional Class B Shares must be purchased by the Member in a quantity sufficient to achieve the requirement. The additional Class B Shares are paid for by charging the Member’s cash deposit account in an amount equal to the issuance value of the additional Class B Shares or by direct purchase by the Member.

In October 2004, the Board amended the Class B Share requirement. The purpose of the new plan is to encourage Member growth by offering a reduced requirement if certain qualifications are met and to provide a cap on the investment requirement at certain volume levels. The standard Class B investment requirement (“Standard Requirement”) is twice the amount of certain average weekly purchases, except for meat and produce, which are one times average weekly purchases. Members may apply for a reduced Class B investment requirement (“Reduced Requirement”), which requires Members to pay for their purchases electronically on the current due date and demonstrate credit worthiness. The Reduced Requirement is based on a sliding scale such that additional volume lowers the requirement. Members who do not apply for the Reduced Requirement would remain on the Standard Requirement. These changes are scheduled to be effective with the second quarter fiscal 2005 recalculation of the Class B Share requirement. As a result of adopting modifications to the Class B Share requirement, the Board granted a temporary discontinuance, for the fiscal year ending October 2, 2004 only, of the requirement to purchase Class B Shares, such that if the issuance of Class B Shares from the patronage dividend distribution did not satisfy the amount of Class B Shares required to be held, the Member’s cash deposit account would be charged. This temporary discontinuance does not apply to those Members who are in the process of acquiring their Class B Shares over the five consecutive fiscal years commencing with the first year following admission as a Member.

Member-patrons that were former United members who did not meet the minimum Class B Share ownership requirements at the time of the merger must (i) purchase additional Class B Shares to cover the deficiency; or (ii) assign at least 80% of the Cooperative Division patronage dividends the shareholder receives in the future to Unified to purchase Class B Shares until the deficiency is eliminated. During that period, Unified requires the Member to purchase at least the percentage of total product purchased during the most recent 12 month period prior to the Merger under a supply agreement with Unified.

Unified Western Grocers, Inc. and Subsidiaries

Notes to Consolidated Financial Statements—(Continued)

Upon termination of Member status, the withdrawing Member is entitled to recover cash deposits in excess of its obligations to Unified if permitted by the applicable subordination provisions, and any shares held by such withdrawing Member are subject to repurchase as described below (see “Redemption of Capital Shares”).

Class C Shares.    There are 24 authorized Class C Shares of which 16 were outstanding as of October 2, 2004 and September 27, 2003. Class C Shares are held by Members of the Board. Each director purchases one Class C Share for its stated value of ten dollars. Class C Shares are non-voting director qualifying shares, with no rights as to dividends or other distributions, and share in liquidation at a value of ten dollars per share.

Class E Shares.    In December 2002, the Company, with the approval of the Board, adopted an equity enhancement plan. As part of this plan, a new class of equity, denominated “Class E Shares”, was created. Class E Shares were issued as a portion of the patronage dividends issued for the Cooperative Division in fiscal 2004 and fiscal 2003, and may be issued as a portion of the patronage dividends issued for the Cooperative Division in future periods, as determined annually at the discretion of the Board. The Class E Shares have a stated value of $100 per share, and are non-voting and non-dividend bearing equity securities. Class E Shares are transferable only with the consent of the Company. Pursuant to the Company’s redemption policy, Class E Shares cannot be repurchased for ten years from their date of issuance unless approved by the Board or upon sale or liquidation of the Company. The shares, when redeemed, will be redeemed at stated value. Thereafter, shares may be repurchased by the Company subject to the limitations of California General Corporation Law, credit agreements, the Articles of Incorporation and Bylaws, redemption policy and approval by the Board.

Redemption of Capital Shares.    The Articles of Incorporation and Bylaws currently provide that Unified has the right to repurchase any Class A, Class B or Class E Shares held by a former Member, and any excess Class B Shares held by a current Member, whether or not the shares have been tendered for repurchase. The repurchase of any Class A, Class B or Class E Shares is solely at the discretion of the Board. Ten years after the issuance of Class E Shares, and not before, the holder may request that Unified, at its sole discretion, repurchase Class E Shares, even if the membership of the holder has not terminated.

Subject to the Board’s determination and approval to redeem shares, any repurchase of shares will be on the terms and, subject to the limitations and restrictions, if any, set forth in California General Corporation Law, the Company’s Articles of Incorporation and Bylaws, credit or other agreements to which the Company is a party, and the Company’s redemption policy, which is subject to change at the sole discretion of the Company’s Board.

The following tables summarize the Class A Shares and Class B Shares tendered for redemption, shares converted, shares redeemed, and the remaining number of shares pending redemption at the fiscal year end of each of the following periods:

(dollars in thousands)
Class A Shares	Tendered	Converted		Redeemed	Remaining	Redemption Value at October 2, 2004
Fiscal 2001					5,725	$1,151
Fiscal 2002	4,700	—		—	10,425	$1,941
Fiscal 2003	9,500	500	(a)	—	19,425	$3,351
Fiscal 2004	8,550	—		24,875	3,100	$505

(dollars in thousands)
Class B Shares	Tendered	Converted		Redeemed	Remaining	Redemption Value at October 2, 2004
Fiscal 2001					32,565	$6,282
Fiscal 2002	9,052	1,208	(b)	—	40,409	$7,642
Fiscal 2003	22,826	803	(c)	—	62,432	$11,131
Fiscal 2004	6,574	980	(c)	194	67,832	$11,949

Unified Western Grocers, Inc. and Subsidiaries

Notes to Consolidated Financial Statements—(Continued)

(a)	Shares converted to Class B Shares.
(b)	Shares converted to stock redemption notes in fiscal 2002.
(c)	Shares converted to Class A Shares pursuant to the Company’s equity enhancement program.

In connection with the Merger with United (see Note 7), the Company (i) redeemed 71,310 Class B Shares held by terminated member-patrons and (ii) adopted amendments to its Articles of Incorporation and Bylaws which restricted the Company’s obligation to repurchase Class B Shares of terminated members for a three-year period and changed the redemption provisions in other respects. The shares redeemed and converted during fiscal years 2001 and 2002 represent the excess Class B Shares owned by former United shareholders that were received in the Merger and were tendered for redemption prior to January 29, 2001. Those shares converted were exchanged for redemption subordinated notes of Unified. In fiscal 2004 and 2003, the Company paid $1.1 million and $2.8 million, respectively, on the notes.

14.    Benefit Plans

The Company’s employees participate in a cash balance pension plan (“Benefit Plan”) sponsored by the Company. Under the Benefit Plan, participants are credited with an annual accrual based on years of service with the Company. The Benefit Plan balance receives an annual interest credit, currently tied to the 30-year Treasury rate that is in effect the previous November, but in no event shall the rate be less than 5%. On retirement, participants will receive a lifetime annuity based on the total cash balance in their account. The Company makes contributions to the Benefit Plan in amounts that are at least sufficient to meet the minimum funding requirements of applicable laws and regulations, but no more than amounts deductible for federal income tax purposes. Benefits under the Benefit Plan are provided through a trust and also through annuity contracts.

The Company also has an Executive Salary Protection Plan (“ESPP II”) that provides supplemental post-termination retirement income based on each participant’s final salary and years of service as an officer of the Company. Depending on when the officer became a participant in the ESPP II, final salary is defined as the highest compensation of the last three years preceding employment separation or the average of the highest five years of compensation out of the last ten years preceding employment separation. Funds are held in a rabbi trust for the ESPP II consisting primarily of life insurance policies reported at cash surrender value. In accordance with EITF No. 97-14, “Accounting for Deferred Compensation Arrangements Where Amounts Earned are Held in a Rabbi Trust”, the assets and liabilities of a rabbi trust must be accounted for as if they are assets and liabilities of the Company. The assets held in the rabbi trust are not available for general corporate purposes. In addition, all earnings and expenses of the rabbi trust are reported in the Company’s consolidated statement of earnings. The cash surrender value of such life insurance policies aggregated $10.9 million and $8.0 million at October 2, 2004 and September 27, 2003, respectively, and is included in other assets in the Company’s consolidated balance sheets. The related accrued benefit cost (representing the Company’s benefit obligation to participants) of $11.2 million and $10.8 million at October 2, 2004 and September 27, 2003, respectively, is recorded in other long-term liabilities in the Company’s consolidated balance sheets. The rabbi trust is subject to creditor claims in the event of insolvency. The ESPP II accrued benefit cost is included in the pension tables below. However, the trust assets are excluded from the tables as they do not qualify as plan assets under SFAS No. 87, “Employers’ Accounting for Pensions” (“FAS 87”).

Pension expense for the Benefit Plan and ESPP II totaled $5.6 million, $4.4 million and $2.4 million for the fiscal years ended October 2, 2004, September 27, 2003, September 28, 2002, respectively.

Unified Western Grocers, Inc. and Subsidiaries

Notes to Consolidated Financial Statements—(Continued)

The components of net periodic costs for the Benefit plan and ESPP II consist of the following:

(dollars in thousands)
	Benefit Plan
	October 2, 2004	September 27, 2003	September 28, 2002
Service cost	$3,287	$2,782	$2,352
Interest cost	5,131	5,229	4,756
Expected return on plan assets	(4,819)	(4,597)	(5,878)
Amortization of prior service cost	—	—	(81)
Recognized actuarial loss	—	—	156

Net periodic cost	$3,599	$3,414	$1,305

(dollars in thousands)
	ESPP II
	October 2, 2004	September 27, 2003	September 28, 2002
Service cost	$1,008	$383	$345
Interest cost	676	568	511
Amortization of prior service cost	241	—	242
Recognized actuarial loss	68	—	—

Net periodic cost	$1,993	$951	$1,098

The following table sets forth the change in benefit obligation for the Benefit Plan and ESPP II:

(dollars in thousands)
	Benefit Plan		ESPP II
	October 2, 2004	September 27, 2003	October 2, 2004	September 27, 2003
Benefit obligation at beginning of year	$86,782	$75,794	$11,843	$7,821
Service cost	3,287	2,782	1,008	383
Interest cost	5,131	5,229	676	568
Plan amendments	—	—	—	1,959
Actuarial (gain)/loss	(1,722)	4,543	(156)	1,739
Benefits paid	(2,347)	(1,566)	(719)	(627)

Benefit obligation at end of year	$91,131	$86,782	$12,652	$11,843

The following table sets forth the change in plan assets for the Benefit Plan and ESPP II:

(dollars in thousands)
	Benefit Plan		ESPP II
	October 2, 2004	September 27, 2003	October 2, 2004	September 27, 2003
Fair value of plan assets at beginning of year	$56,944	$52,178	$—	$—
Actual return on plan assets	9,410	6,332	—	—
Employer contribution	2,090	—	719	627
Benefits paid	(2,347)	(1,566)	(719)	(627)

Fair value of plan assets at end of year	$66,097	$56,944	$—	$—

Unified Western Grocers, Inc. and Subsidiaries

Notes to Consolidated Financial Statements—(Continued)

The accrued pension and other benefit costs recognized in the accompanying consolidated balance sheets are computed as follows:

(dollars in thousands)
	Benefit Plan		ESPP II
	October 2, 2004	September 27, 2003	October 2, 2004	September 27, 2003
Funded status at June 30, 2004 and June 30, 2003, respectively (under-funded)	$(25,034)	$(29,838)	$(12,652)	$(11,843)
Unrecognized actuarial (gain)/loss	(3,504)	2,808	1,514	1,739
Unrecognized prior service cost	—	—	1,718	1,959
Fourth quarter employer contribution	2,668	1,272	—	—

Net amount recognized	$(25,870)	$(25,758)	$(9,420)	$(8,145)

The following table sets forth the amounts recognized in the consolidated balance sheets for the Benefit Plan and ESPP II:

(dollars in thousands)
	Benefit Plan		ESPP II
	October 2, 2004	September 27, 2003	October 2, 2004	September 27, 2003
Accrued benefit cost	$(25,870)	$(25,758)	$(11,183)	$(10,773)
Intangible assets	—	—	1,718	1,959
Accumulated other comprehensive income	—	—	45	669

Net amount recognized	$(25,870)	$(25,758)	$(9,420)	$(8,145)

The following table summarizes the minimum liability adjustment included in other comprehensive income:

(dollars in thousands)
	Benefit Plan		ESPP II
	October 2, 2004	September 27, 2003	October 2, 2004	September 27, 2003
Increase (decrease) in minimum liability included in other comprehensive income	$—	$—	$(624)	$669

Increase (decrease) in minimum liability included in other comprehensive income, net of taxes	$—	$—	$(377)	$404

The Company accounts for its Benefit Plan and ESPP II in accordance with SFAS No. 87, which requires the Company to make actuarial assumptions that are used to calculate the carrying value of the related assets and liabilities and the amount of expenses to be recorded in the Company’s consolidated financial statements. In fiscal 2002, the combination of declining interest rates and lower investment returns caused the fair value of the benefit plan assets to fall below the accumulated benefit obligation (“ABO”) amount as of June 29, 2002, the plan’s measurement date, as determined by third party actuaries. Accordingly, the Company recorded an additional pension liability of approximately $6.1 million, net of taxes, and charged accumulated other comprehensive earnings (loss) in the fourth quarter of fiscal 2002. The charge to accumulated other comprehensive earnings (loss) for the additional pension liability, as well as other charges to this account, were subsequently eliminated in the quasi-reorganization (see Note 3) at September 28, 2002.

In connection with the quasi-reorganization, the Company was required to remeasure and record the Company’s pension obligations at fair value as of September 28, 2002, the effective date of the quasi-reorganization. The remeasurement increased the Company’s pension and postretirement obligations by $19.7 million and $3.7 million to $23.6 million and $7.8 million, respectively. As part of the remeasurement, the Company recorded previously

Unified Western Grocers, Inc. and Subsidiaries

Notes to Consolidated Financial Statements—(Continued)

unrecognized actuarial losses and prior service costs. In fiscal 2004 and fiscal 2003, there was no additional pension liability to be recorded for the benefit plans, and hence no charge to accumulated other comprehensive earnings (loss), since the accrued expense of $25.9 million and $25.8 million, respectively, exceeds the unfunded ABO.

In fiscal 2003, as a result of declining interest rates and the related effect on discount rates and the addition of new participants into the ESPP II plan, the Company recorded an additional liability of $2.6 million, representing the excess of the unfunded ABO over previously accrued pension costs. A corresponding intangible asset of $1.9 million is recorded as an offset to this additional liability. Since the asset recognized may not exceed the amount of unrecognized prior service cost, the balance of $0.4 million, net of a tax benefit of $0.3 million, is reported as a charge to accumulated other comprehensive earnings (loss). In fiscal 2004, the additional liability was reduced to $1.77 million, with a corresponding intangible asset of $1.72 million recorded as an offset to this additional liability. The balance of $0.03 million, net of tax benefits of $0.02 million, is reported as a charge to accumulated other comprehensive earnings (loss).

The weighted-average assumptions used in computing the preceding information as of June 30, 2004, June 30, 2003 and September 28, 2002 (the annual plan measurement dates) were as follows:

Benefit Plan	2004	2003	2002
Benefit obligations:
Discount rate for benefit obligation	6.25%	6.00%	6.75%
Rate of compensation increase	4.00%	3.75%	4.50%
Net periodic cost:
Discount rate for net periodic benefit cost	6.00%	6.75%	7.50%
Expected long-term return on plan assets	8.50%	8.50%	9.00%
Rate of compensation increase	3.75%	4.50%	4.50%

ESPP II	2004	2003	2002
Benefit obligations:
Discount rate for benefit obligation	6.25%	6.00%	6.75%
Rate of compensation increase	4.00%	3.75%	4.50%
Net periodic cost:
Discount rate for net periodic benefit cost	6.00%	6.75%	7.50%
Expected long-term return on plan assets	N/A	N/A	N/A
Rate of compensation increase	3.75%	4.50%	4.50%

The Company’s fiscal 2004 pension expense was calculated based upon a number of actuarial assumptions, including an expected long-term rate of return on plan assets of 8.50%. In developing the long-term rate of return assumption, the Company evaluated historical asset class returns based on broad equity and bond indices. The expected long-term rate of return on plan assets assumes an asset allocation of approximately 65% equity and 35% fixed income financial instruments. The Company regularly reviews with its third party advisors the asset allocation and periodically rebalances the investment mix to achieve certain investment goals when considered appropriate (see further discussion and related table under “Plan Assets” below). Actuarial assumptions, including the expected rate of return, are reviewed at least annually, and are adjusted as necessary. Lowering the expected long-term rate of return on the Company’s plan assets by 0.50% (from 8.50% to 8.00%) would have increased its pension expense for fiscal 2004 by approximately $0.3 million.

The discount rate that was utilized for determining the Company’s fiscal 2003 pension obligation and fiscal 2004 net periodic benefit cost was based on a review of long-term bonds that received one of the two highest ratings given by a recognized rating agency. As a result of a general decline in interest rates, the discount rate was reduced from 6.75% at September 28, 2002 to 6.00% at June 30, 2003. Decreasing both the discount rate and projected salary increase assumptions by 0.5% would have increased the Company’s fiscal 2004 pension expense for the Benefit Plan and ESPP II by approximately $0.1 million.

Unified Western Grocers, Inc. and Subsidiaries

Notes to Consolidated Financial Statements—(Continued)

The discount rate that was utilized for determining the Company’s fiscal 2004 pension obligation and projected fiscal 2005 net periodic benefit cost was selected to reflect the rates of return currently available on high quality fixed income securities whose cash flows (via coupons and maturities) match the timing and amount of future benefit payments of the plan. Bond information was provided by a recognized rating agency for all high quality bonds receiving one of the two highest ratings. As a result of this modeling process, the discount rate was increased from 6.00% at June 30, 2003 to 6.25% at June 30, 2004.

Plan Assets

The Company’s Benefit Plan weighted-average asset allocation at October 2, 2004 and September 27, 2003, by asset category are as follows:

(dollars in thousands)
	October 2, 2004	September 27, 2003
Asset Category:
Equity securities	$43,015	$32,984
Debt securities	20,021	20,932
Other	3,061	3,028

Total	$66,097	$56,944

The assets of the Benefit Plan are invested to provide safety through diversification in a portfolio of common stocks, bonds, cash equivalents and other investments which may reflect varying rates of return. The overall return objective for the portfolio is a reasonable rate consistent with the risk levels established by the Company’s Benefits Committee. The investments are to be diversified within asset classes (e.g., equities should be diversified by economic sector, industry, quality and size).

The long-term target asset allocation for the investment portfolio is divided into three asset classes as follows:

Asset Classes	Maximum %	Minimum %	Target %
Equities	75%	50%	65%
Fixed Income	45%	25%	35%
Cash Equivalents	30%	0%	0%

The equity segment is further diversified by exposure to domestic and international, small and large capitalization, and growth and value stocks. The fixed income segment is subject to quality and duration targets, and is invested in core fixed income and high yield sectors. The percentage of total assets allocated to cash equivalents should be sufficient to assure liquidity to meet disbursements and general operational expenses. Cash equivalents may also be used as an alternative to other investments when the investment manager believes that other asset classes carry higher than normal risk.

Contributions

During fiscal 2004, the Company contributed $4.2 million to the pension plans for the 2003 plan year. At this time, the Company expects to make contributions of $4.7 million in fiscal 2005 for the 2004 plan year. Contributions for the 2004 plan year will be due by September 15, 2005. As a result of legislation passed in April 2004, the Company is not required to make quarterly contributions to the Benefit Plan for the 2004 plan year. The Pension Funding Equity Act of 2004 changed the interest rate used to calculate the “funded current liability percentage”, and the revision of this calculation eliminated the requirement to make quarterly funding contributions for the 2004 plan year. However, commencing April 15, 2005, the Company expects to make contributions of $918,000 per quarter for the 2005 plan year. Subsequent to April 15, 2005, additional contributions will be due July 15, 2005, October 15, 2005 and January 15, 2006.

The Company also made contributions of $12.0 million, $12.4 million and $12.5 million for the fiscal years ended October 2, 2004, September 27, 2003 and September 28, 2002, respectively, to collectively bargained,

Unified Western Grocers, Inc. and Subsidiaries

Notes to Consolidated Financial Statements—(Continued)

multi-employer defined benefit pension plans in accordance with the provisions of negotiated labor contracts. Information from the plans’ administrators is not available to permit the Company to determine its proportionate share of termination liability, if any.

The Company has a Sheltered Savings Plan (“SSP”), which is a defined contribution plan, adopted pursuant to Section 401(k) of the Internal Revenue Code for substantially all of its nonunion employees. The Company matches, after an employee’s one year of service, each dollar deferred up to 4% of compensation and, at its discretion, matches 40% of amounts deferred between 4% and 8%. At the end of each plan year, the Company also contributes an amount equal to 2% of the compensation of those participants employed at that date. Participants are immediately 100% vested in the Company’s contribution.

The Company previously had a Special 401(k) Savings Plan, which was a defined contribution plan, adopted pursuant to Section 401(k) of the Internal Revenue Code for substantially all of its Oregon nonunion employees. Pursuant to the plan, the Company matched 35% of each dollar deferred up to 6% of compensation. Participants became 100% vested in the Company’s contribution after 6 years of service. As of January 1, 2002, all Company employees were moved into the existing SSP plan for California employees. Oregon nonunion employees became 100% vested in their plan balances from the Special 401(k) Savings Plan and began to receive Company matching contributions as outlined in the existing SSP document.

The Company contributed approximately $3.4 million, $3.3 million and $2.8 million related to its 401(k) savings plans in the fiscal years ended October 2, 2004, September 27, 2003 and September 28, 2002, respectively.

The Company has a nonqualified Deferred Compensation Plan (“DCP”), which allows eligible employees to defer and contribute to an account a percentage of compensation on a pre-tax basis, as defined in the plan, in excess of amounts contributed to the SSP plan pursuant to IRS limitations, the value of which is measured by the fair value of the underlying investments. The Company informally funds its deferred compensation liability with assets held in a rabbi trust consisting primarily of life insurance policies reported at cash surrender value. The assets held in the rabbi trust are not available for general corporate purposes. Participants can direct the investment of their deferred compensation plan accounts in several investment funds as permitted by the DCP. Gains or losses on investments are fully allocable to the plan participants. The cash surrender value of life insurance policies is included in other assets in the Company’s consolidated balance sheets because they remain assets of the Company until paid out to the participants. The cash surrender value of the life insurance policies was $4.5 million and $2.9 million at October 2, 2004 and September 27, 2003, respectively. The liability to participants ($4.6 million and $3.2 million at October 2, 2004 and September 27, 2003, respectively) is included in other long-term liabilities in the Company’s consolidated balance sheets. The rabbi trust is subject to creditor claims in the event of insolvency.

The Company has an Employee Savings Plan, which is a defined contribution plan, adopted pursuant to Section 401(k) of the Internal Revenue Code for substantially all of its union employees. The Company does not match any employee deferrals into the plan, and therefore, there is no related vesting schedule. No expense was incurred in the periods presented.

Estimated Future Benefit Payments

The following benefit payments, which reflect expected future service, as appropriate, are expected to be paid in fiscal years:

(dollars in thousands)
	Benefit Plan	ESPP II
2005	$2,745	$1,266
2006	3,111	1,314
2007	3,454	1,290
2008	3,851	1,270
2009	4,260	1,206
2010 – 2014	29,586	6,708

Total	$47,007	$13,054

Unified Western Grocers, Inc. and Subsidiaries

Notes to Consolidated Financial Statements—(Continued)

15.    Postretirement Benefit Plans Other Than Pensions

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

The components of net periodic benefit cost consist of the following:

(dollars in thousands)
	October 2, 2004	September 27, 2003	September 28, 2002
Service cost	$1,421	$1,214	$1,197
Interest cost	3,086	2,829	2,799
Amortization of transition obligation	—	—	977
Recognized actuarial loss/(gain)	230	—	(655)
Amortization of prior service benefit	—	—	(47)

Net periodic benefit cost	$4,737	$4,043	$4,271

The change in the benefit obligations consists of the following:

(dollars in thousands)
	October 2, 2004	September 27, 2003
Benefit obligation at beginning of year	$52,692	$42,100
Service cost	1,421	1,214
Interest cost	3,086	2,829
Actuarial loss	2,063	8,757
Benefits paid	(2,582)	(2,208)

Benefit obligation at end of year	$56,680	$52,692

The change in the plan assets during the year is:

(dollars in thousands)
	October 2, 2004	September 27, 2003
Fair value of plan assets at beginning of year	$—	$—
Employer contribution	2,582	2,208
Benefits paid	(2,582)	(2,208)

Fair value of plan assets at end of year	$—	$—

The funded status of the plans is:

(dollars in thousands)
	October 2, 2004	September 27, 2003
Funded status at June 30, 2004 and June 30, 2003 (under-funded)	$(56,680)	$(52,692)
Unrecognized actuarial loss	10,590	8,757

Net amount recognized	$(46,090)	$(43,935)

Unified Western Grocers, Inc. and Subsidiaries

Notes to Consolidated Financial Statements—(Continued)

The accrued benefit costs of $46.1 million and $43.9 million at October 2, 2004 and September 27, 2003, respectively, are included in net long-term liabilities, other in the consolidated balance sheets.

The Company expects to make contributions to its postretirement benefit plans in amounts equivalent to the expected benefit payments as indicated below.

Benefit payments, including those amounts to be paid out of corporate assets and reflecting future expected service as appropriate, are expected to be paid in fiscal years:

(dollars in thousands)
Postretirement Benefit Plans
2005	$2,838
2006	3,081
2007	3,314
2008	3,537
2009	3,725
2010 – 2014	21,912

Total	$38,407

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

The weighted-average assumptions as of June 30, 2004, June 30, 2003 and September 28, 2002 are as follows:

	Postretirement benefit plans
	2004	2003	2002
Benefit obligations:
Discount rate for benefit obligation	6.25%	6.00%	6.75%
Rate of compensation increase	4.00%	3.75%	4.50%
Net periodic benefit cost:
Discount rate for net periodic benefit cost	6.00%	6.75%	7.50%
Rate of compensation increase	3.75%	4.50%	4.50%

For measurement purposes, the following table sets forth the assumed health care trend rates:

	October 2, 2004	September 27, 2003
Health care cost trend rate assumed for 2005 and 2004 (a)	10.00%	10.00%
Rate to which the cost trend rate is assumed to decline (the ultimate trend rate) (b)	5.00%	5.00%
Year that the rate reaches the ultimate trend rate	2010	2009

(a)	The annual rate of increase in the per capita cost of covered health care benefits.
(b)	The health care trend rate is assumed to decrease annually by 1% until reaching the ultimate trend rate of 5% in fiscal 2010 and 2009 for the years ended October 2, 2004 and September 27, 2003, respectively.

Unified Western Grocers, Inc. and Subsidiaries

Notes to Consolidated Financial Statements—(Continued)

Assumed health care cost trend rates have a significant effect on the amounts reported for the health care plans. A one-percentage-point change in assumed health care cost trend rates would have the following effects as of October 2, 2004:

(dollars in thousands)
	1-Percentage-Point Increase	1-Percentage-Point Decrease
Effect on total of service and interest cost	$303	$(273)

Effect on accumulated postretirement benefit obligation	$4,694	$(4,101)

The Company’s union employees participate in a multi-employer plan that provides health care benefits for retired union employees. Amounts contributed to the multi-employer plan for these union employees totaled $3.2 million in fiscal 2004, $2.8 million in fiscal 2003 and $2.5 million in fiscal 2002.

16.    Contingencies

During fiscal 2002, the Company became involved in litigation in the state of Hawaii stemming from the Company’s 1996 sale of a subsidiary to a private investor, events subsequent to the sale, and the subsequent bankruptcy and liquidation of such business. In re: Hawaiian Grocery Stores, Ltd; and Mark J.C. Yee vs. Unified Western Grocers, Inc., Certified Grocers of California, Ltd., Grocers Specialty Company, and KPMG, was filed December 14, 2001. In this case, the Trustee for the bankruptcy estate, who is the plaintiff in the matter, has asserted preference claims against Certified Grocers of California, Ltd. (“Certified”), the predecessor name of Unified, based on alleged insider relationship, fraudulent transfer claims against Certified and Grocers Specialty Company, fraud claims against Certified, Grocers Specialty Company and other unnamed parties, and contract and tort claims against KPMG. In September 2003, the court dismissed the fraudulent transfer and fraud claims against Certified and Grocers Specialty Company. The Trustee also filed a complaint in the Hawaii Circuit Court, First Circuit, entitled Mark J.C. Yee (“Yee”), Trustee for the Bankruptcy Estate of Hawaiian Grocery Stores, Ltd., vs. Unified Western Grocers, Inc., Certified Grocers of California, Ltd., Grocers Specialty Company, RHL, Inc., Alfred A. Plamann, Charles Pilliter, Daniel T. Bane, Robert M. Ling, David A. Woodward, Richard H. Loeffler, Fletcher Robbe, Goodsill Anderson Quinn and Stifel, and Does 1-10 on May 17, 2002. In March 2003, the Trustee amended its complaint to add Bruce Barber and Sheppard Mullin Richter & Hampton LLP, as defendants. This action, which generally arises out of the same transactions that are the subject of the Federal District Court proceeding referenced above, asserts breach of fiduciary duties by the officers and directors of Hawaiian Grocery Stores, Ltd. (“HGS”), the controlling shareholder of HGS (Grocers Specialty Company) and the controlling shareholder’s parent corporation (Certified), and breach of fiduciary duties by defendants Goodsill, Loeffler, RHL, Inc., and Robbe. Current and former officers of the Company were officers or directors of HGS during certain periods and a subsidiary of the Company was a shareholder of HGS during certain periods. In the third quarter of 2004, the court permitted Value Recovery Group, L.P., as Assignee of the Federal Deposit Insurance Corporation, Receiver of Southern Pacific Bank (“VRG”) to join the action as a plaintiff. VRG asserts it was a creditor of HGS at the time of HGS’ bankruptcy filing. In June 2004, Yee and VRG filed an amended complaint, continuing to assert claims similar to those described above. In their prayer for relief, the plaintiffs seek damages in an undetermined amount, rescission of certain transactions, restitution to plaintiffs in an unstated amount and punitive and other damages in an unstated amount. All of the above referenced matters are now pending in the Federal District Court for the District of Hawaii. The Company is vigorously defending this litigation.

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

Unified Western Grocers, Inc. and Subsidiaries

Notes to Consolidated Financial Statements—(Continued)

17.    Segment Reporting

Unified is a retailer-owned, grocery wholesale cooperative serving supermarket operators located primarily in the western United States and in the South Pacific. Unified sells a wide variety of grocery-related and general merchandise products to its Members and non-member customers. Unified also provides support services to its customers, including financing and insurance. The availability of specific products and services may vary by geographic region.

Management identifies segments based on the information monitored by the Company’s chief operating decision-makers to manage the business. During fiscal 2004, management identified the insurance business as a separate reportable segment. Accordingly, the Company reclassified its segment information for the fiscal years ended September 27, 2003 and September 28, 2002. As a result, the Company has the following two reportable segments:

•	Wholesale Distribution includes the results of operations from the sale of food and general merchandise products to both Member and non-member independent and chain supermarket operators. As of October 2, 2004, the Wholesale Distribution segment represents approximately 99% of the Company’s total sales and 84.1% of total assets.

•	The Insurance segment includes the results of operations for the Company’s three insurance subsidiaries (Grocers and Merchants Insurance Service, Inc., Springfield Insurance Company and Springfield Insurance Company, Ltd.). These subsidiaries provide insurance and insurance-related services, including workers’ compensation and liability insurance policies, to both the Company and its Members primarily located in California. As of October 2, 2004, the Company’s Insurance segment collectively accounts for approximately 1% of the Company’s total sales and 12.7% of total assets.

The “all other” category includes the results of operations for the Company’s other support businesses, including its finance subsidiary, whose services are provided to a common customer base, none of which individually meets the quantitative thresholds of a reportable segment. As of October 2, 2004, the “all other” category collectively accounts for less than 1% of the Company’s total sales and 3.2% of total assets.

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

Unified Western Grocers, Inc. and Subsidiaries

Notes to Consolidated Financial Statements—(Continued)

Information about the Company’s operations by operating segment is as follows:

(dollars in thousands)
	October 2, 2004	September 27, 2003	September 28, 2002
Net sales
Wholesale distribution	$3,008,190	$2,718,360	$2,822,107
Insurance	34,625	36,903	32,510
All other	2,731	5,457	12,216
Intersegment elimination	(5,593)	(29,278)	(74,051)

Total net sales	$3,039,953	$2,731,442	$2,792,782

Operating income
Wholesale distribution	$49,281	$42,135	$41,770
Insurance	(1,826)	(305)	1,826
All other	2,585	4,010	431

Total operating income	$50,040	$45,840	$44,027

Interest expense	(17,320)	(20,591)	(23,157)
Patronage dividends	(20,742)	(16,612)	(16,713)
Income taxes	4,572	3,358	2,172

Earnings from continuing operations	7,406	5,279	1,985
Loss from discontinued operations, net of income tax benefits	—	—	(40,590)

Net earnings (loss)	$7,406	$5,279	$(38,605)

Depreciation and amortization
Wholesale distribution	$28,630	$25,852	$24,083
Insurance	266	396	268
Discontinued operations	—	—	1,996
All other	25	102	236

Total depreciation and amortization	$28,921	$26,350	$26,583

Capital expenditures
Wholesale distribution	$10,058	$10,074	$6,488
Insurance	152	127	237
Discontinued operations	—	—	3,508
All other	368	—	334

Total capital expenditures	$10,578	$10,201	$10,567

Identifiable assets
Wholesale distribution	$590,337	$618,448	$651,328
Insurance	89,234	72,577	68,295
All other	22,248	28,301	41,764

Total identifiable assets	$701,819	$719,326	$761,387

18.    Concentration of Credit Risk

Financial instruments which potentially expose the Company to concentrations of credit risk consist primarily of trade receivables, notes receivable, and lease guarantees for certain Members. These concentrations of credit risk may be affected by changes in economic or other conditions affecting the western United States, particularly California, Oregon and Washington. However, management believes that receivables are well diversified, and the allowances for doubtful accounts are sufficient to absorb estimated losses. Obligations of Members to the Company, including lease guarantees, are generally supported by the Company’s right of offset, upon default, against the Members’ cash deposits, shareholdings and Patronage Certificates, as well as personal guarantees and reimbursement and indemnification agreements.

Unified Western Grocers, Inc. and Subsidiaries

Notes to Consolidated Financial Statements—(Continued)

The Company’s largest customer, a non-member, and ten largest Member and non-member customers accounted for approximately 9%, and 36%, 9% and 34%, 7% and 30% of net sales from continuing operations for the fiscal years ended October 2, 2004, September 27, 2003 and September 28, 2002, respectively. In addition, Unified’s ten largest member and non-member credit customers accounted for approximately 36% and 35% of total accounts receivable at October 2, 2004 and September 27, 2003, respectively.

19.    Fair Value of Financial Instruments

The following methods and assumptions were used to estimate the fair value of each class of financial instruments for which it is practicable to estimate that value:

Cash and cash equivalents.    The carrying amount approximates fair value due to the short maturity of these instruments.

Accounts receivable and current portion of notes receivable.    The carrying amount of accounts receivable and the current portion of notes receivable for the year ended October 2, 2004 approximates the fair value of net accounts and notes receivable due to their short-term maturity.

Investments.    The fair values for investments are based primarily on their quoted market prices. Equity securities that do not have readily determinable fair values are accounted for using the cost or equity methods of accounting. The Company regularly evaluates securities carried at cost to determine whether there has been any diminution in value that is deemed to be other than temporary and adjusts the value accordingly.

Notes payable, subordinated patronage dividend certificates and interest rate collar agreement.    The fair values for notes payable, subordinated patronage dividend certificates, and the interest rate collar agreement are based primarily on rates currently available to the Company for debt and collar agreements with similar terms and remaining maturities.

The fair value of variable interest rate notes payable approximates their carrying value at October 2, 2004 and September 27, 2003. The fair value of fixed rate notes payable was $112.9 million and $122.4 million compared to their carrying value of $111.8 million and $122.1 million at October 2, 2004 and September 27, 2003, respectively.

The fair value of subordinated patronage dividend certificates approximated their carrying value at October 2, 2004 and September 27, 2003.

The interest rate collar agreement expired in February 2004. The fair value of the interest rate collar approximated the carrying value at September 27, 2003.

The methods and assumptions used to estimate the fair values of the Company’s financial instruments at October 2, 2004 and September 27, 2003 were based on estimates of market conditions, estimates using present value and risks existing at that time. These values represent an approximation of possible value and may never actually be realized.

20.    Related Party Transactions

Members affiliated with directors of the Company make purchases of merchandise from the Company and also may receive benefits and services that are of the type generally offered by the Company to its similarly situated eligible Members.

Since the programs listed below are only available to Members of the Company, it is not possible to assess whether transactions with Members of the Company, including entities affiliated with directors of the Company, are

Unified Western Grocers, Inc. and Subsidiaries

Notes to Consolidated Financial Statements—(Continued)

less favorable to the Company than similar transactions with unrelated third parties. However, management believes such transactions are on terms that are generally consistent with terms available to other Members similarly situated.

A brief description of related party transactions with Members affiliated with directors of the Company and transactions with executive officers follows:

Loans and Loan Guarantees

Unified provides loan financing and loan guarantees to its Members. The Company had the following loans outstanding at October 2, 2004 to Members affiliated with directors of the Company:

(dollars in thousands)
Director	Aggregate Loan Balance at October 2, 2004	Maturity Date
Michael A. Provenzano, Jr.	$1,336	2008
Jay McCormack	188	2005-2007

On May 12, 2000, the Company loaned $7.0 million to K.V. Mart Co. (“KV”), of which director Darioush Khaledi is affiliated. The loan was payable over a period of five years. The loan was secured by leasehold deeds of trust on several parcels currently leased by KV from an affiliated entity, as well as a subordinate lien on substantially all the assets of KV. Coincident with the transaction, KV and the Company extended the term of their existing supply agreement until May 12, 2005. In December 2002, KV and the Company agreed to modifications to the above, including amending the loan to require payment of interest only for the remaining term of the note with the principal due at maturity. The outstanding principal balance of the note was $6.1 million at September 27, 2003. On July 15, 2004, KV paid off the principal balance plus accumulated interest. Additionally, GCC has guaranteed 10% of the principal amount of certain third-party loans to KV and KV Property Company, of which director Darioush Khaledi is affiliated. The maximum amount of this guarantee is $0.5 million. At October 2, 2004 and September 27, 2003, the principal amount of this guarantee was $0.1 million and $0.2 million, respectively.

In December 2002, GCC loaned approximately $2.0 million to an entity affiliated with director Michael A. Provenzano, Jr. to finance equipment and leasehold improvements for store expansion purposes. The note is due in December 2007. Interest payments are required monthly and the principal is due at maturity.

The Company has guaranteed 22% of the principal amount of a third party loan to C&K, of which director Douglas A. Nidiffer is a shareholder, director and officer. At October 2, 2004 and September 27, 2003, the principal amount of this guarantee was $0.2 million and $0.3 million, respectively.

Lease Guarantees and Subleases

The Company provides lease guarantees and subleases to its Members. The Company has executed lease guarantees or subleases to members affiliated with directors of the Company at October 2, 2004 as follows:

(dollars in thousands)
Director	No. of Stores	Total Current Annual Rent	Total Guaranteed Rent	Expiration Date(s)
Darioush Khaledi	2	$544	$3,818	2010-2012
Douglas A. Nidiffer	1	154	269	2006
Mimi R. Song	2	630	10,928	2020-2023
Michael A. Provenzano	2	351	4,313	2016-2017
John Berberian	2	310	862	2006-2008
Richard L. Wright	1	264	748	2007
Peter J. O’Neal	1	144	864	2010

Unified Western Grocers, Inc. and Subsidiaries

Notes to Consolidated Financial Statements—(Continued)

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

Supply Agreements

During the course of its business, the Company enters into individually negotiated supply agreements with Members of the Company. These agreements require the Member to purchase certain agreed amounts of its merchandise requirements from the Company and obligate the Company to supply such merchandise under agreed terms and conditions relating to such matters as pricing and delivery. The Company has executed supply agreements with Members affiliated with directors of the Company at October 2, 2004 as follows:

Director	Expiration Date
Douglas A. Nidiffer	12/19/2010
Michael A. Provenzano, Jr.	10/03/2009
Mimi R. Song	12/20/2008
Jay McCormack	12/31/2006

Loans to Executive Officers

In December 2000, to facilitate a senior executive’s relocation to Southern California, the Company loaned to this executive, pursuant to a note, $0.1 million with interest of 7.0% per annum payable quarterly and principal due at the option of the holder.

21.    Subsequent Events

On December 15, 2004, the Board of Directors authorized the repurchase of 3,100 Class A Shares with an approximate redemption value of $0.5 million and 24,173 Class B Shares with an approximate redemption value of $4.3 million.

On December 14, 2004, the Board of Directors approved a loan to KV Mart Co., a related party as described in Note 20, in the amount of $1.5 million. The loan will facilitate a lease termination for which the Company is contingently liable until 2011. The loan is payable over 48 months commencing from the date of its initial funding.

Item 9.    CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

Item 9A.    CONTROLS AND PROCEDURES

At the end of the period covered by this report, Unified’s management, with the participation of our Chief Executive Officer and Chief Financial Officer, carried out an evaluation of the effectiveness of our disclosure controls and procedures (as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934). Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that these disclosure controls and procedures were effective as of the end of the period covered in this report. In addition, no change in our internal control over financial reporting (as defined in Rule 13a—15(f) under the Securities Exchange Act of 1934) occurred during the fourth quarter of our fiscal year ended October 2, 2004 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

The Company is a non-accelerated filer and is required to comply with the internal control reporting and disclosure requirements of Section 404 of the Sarbanes-Oxley Act for fiscal years ending on or after July 15, 2005. The Company is currently in the documentation phase of its Section 404 compliance and will comply with these disclosure requirements for its fiscal year ending October 1, 2005.

Item 9B.    OTHER INFORMATION

None.

Part III

Item 10.    DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

Information regarding the directors of Unified is incorporated from the information under the captions “Election of Directors,” “Board Meetings and Committees,” “Section 16(a) Beneficial Ownership Reporting Compliance” and “Code of Financial Ethics” in the Company’s Proxy Statement for its 2005 Annual Meeting of Shareholders to be filed within 120 days after the end of the most recent fiscal year.

The following table sets forth certain information about executive, senior and other officers that have direct financial reporting responsibilities. Information on all other officers will be provided in the Company’s Annual Report.

Officer’s Name	Age	Business Experience During Last Five Years
Alfred A. Plamann	62	President and Chief Executive Officer since February 1994.

Robert M. Ling, Jr.	47	Executive Vice President, General Counsel and Secretary since November 1999; Senior Vice President, General Counsel and Secretary, August 1996 to November 1999.

Richard J. Martin	59	Executive Vice President, Finance & Administration and Chief Financial Officer since November 1999; Senior Vice President and Chief Financial Officer, May 1998 to November 1999.

Philip S. Smith	54	Executive Vice President, Chief Marketing / Procurement Officer since October 2003; Senior Vice President, Procurement, November 1999 to October 2003; Vice President, Procurement, October 1997 to November 1999.

Daniel J. Murphy	58	Senior Vice President, Retail Support Services and President, SavMax Foods, Inc., since July 2001; Senior Vice President, Retail Support Services, October 2000 to June 2001; Vice President of Merchandising, HomeGrocer.com, May 1999 to September 2000.

Rodney L. VanBebber	49	Senior Vice President, Distribution since January 2000; Group Vice President, Distribution, Ralphs Grocery Company, 1996 to January 2000.

William O. Coté	47	Vice President and Controller since November 1999; Director of Accounting prior to November 1999.

Christine Neal	51	Vice President and Treasurer since March 2003; Financial consultant, April 1999 to February 2003.

Joseph A. Ney	56	Vice President, Insurance since November 1998.

Item 11.    EXECUTIVE COMPENSATION

Incorporated by reference from the information under the captions “Compensation Committee Interlocks and Insider Participation,” “Report of Compensation Committee on Executive Compensation,” “Executive Officer Compensation” and “Director Compensation” in the Company’s Proxy Statement for its 2005 Annual Meeting of Shareholders to be filed within 120 days after the end of the most recent fiscal year.

Item 12.    SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

Incorporated by reference from the information under the caption “Security Ownership of Directors and Officers” in the Company’s Proxy Statement for its 2005 Annual Meeting of Shareholders to be filed within 120 days after the end of the most recent fiscal year.

Item 13.    CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

Entities with which directors are affiliated, as members of Unified, purchase groceries and related products and services from Unified in the ordinary course of business pursuant to published terms or according to the provisions of individually negotiated supply agreements. As members, firms with which directors are affiliated may receive various benefits including patronage dividends, allowances and retail support services. Unified makes a variety of benefits available to members on a negotiated basis. Unified has provided to its member- patrons loan financing in the form of direct loans and loan guarantees; provided lease guarantees and subleases; as well as invested directly in member-patrons who are sometimes affiliated with directors of the Company. In addition, Unified may also enter into other agreements with member-patrons which are affiliated with directors of the Company, as well as agreements with its executive officers. See Note 20 of Notes to Consolidated Financial Statements, which is incorporated herein by this reference, for a description of related party transactions. Additional information is incorporated by reference from the information under the captions “Compensation committee Interlocks and Insider Participation”, “Transactions with Management and Other Persons” in the Company’s Proxy Statement for its 2005 Annual Meeting of Shareholders to be filed within 120 days after the end of the most recent fiscal year.

Item 14.    PRINCIPAL ACCOUNTING FEES AND SERVICES

Incorporated by reference from the information under the caption “Independent Auditors” in the Company’s Proxy Statement for its 2005 Annual Meeting of Shareholders to be filed within 120 days after the end of the most recent fiscal year.

Part IV

Item 15.    EXHIBITS AND FINANCIAL STATEMENT SCHEDULE

(a) (1) and (2) Financial Statements and Financial Statement Schedule

The following consolidated financial statements of the Company, the notes thereto, and the related report thereon of the independent registered public accounting firm are filed under Item 8 of this report. The financial statement schedule is filed herein and the related report thereon of the independent registered public accounting firm is filed under Item 8 of this report.

(a) (1) Consolidated Financial Statements:

•	Report of Independent Registered Public Accounting Firm.

•	Consolidated Balance Sheets as of October 2, 2004 and September 27, 2003.

•	Consolidated Statements of Earnings (Loss) and Comprehensive Earnings (Loss) for the fiscal years ended October 2, 2004, September 27, 2003 and September 28, 2002.

•	Consolidated Statements of Shareholders’ Equity for the fiscal years ended October 2, 2004, September 27, 2003 and September 28, 2002.

•	Consolidated Statements of Cash Flows for the fiscal years ended October 2, 2004, September 27, 2003, and September 28, 2002.

•	Notes to Consolidated Financial Statements.

    (2) Financial Statement Schedule:

•	Schedule II—Valuation and Qualifying Accounts for the fiscal years ended October 2, 2004, September 27, 2003, and September 28, 2002.

All other financial statement schedules for which provision is made in the applicable accounting regulations of the SEC are not required under the instructions to Item 8 or are inapplicable and therefore have been omitted.

    (3) Exhibits:

See Item 15 (b) below.

(b) Exhibits

The following documents are filed as part of this Annual Report on Form 10-K:

Exhibit No.	Description
3.1	Amended and Restated Articles of Incorporation of the Registrant, as amended (incorporated by reference to Exhibit 3.1 to the Registrant’s Quarterly Report on Form 10-Q for the fiscal quarter ended March 29, 2003, File No. 000-10815).

3.2	Bylaws of the Registrant, as amended (incorporated by reference to Exhibit 3.2 to the Registrant’s Annual Report on Form 10-K for the fiscal year ended September 27, 2003, filed on December 16, 2003, File No. 000-10815).

4.1	Retail Grocer Application and Agreement for Continuing Service Affiliation with Unified Western Grocers, Inc. and Pledge Agreement (incorporated by reference to Exhibit 4.7 to Amendment No. 2 to Form S-1 Registration Statement of the Registrant filed on December 31, 1981, File No. 2-70069).

4.2	Retail Grocer Application and Agreement for Service Affiliation with and the Purchase of Shares of Unified Western Grocers, Inc. and Pledge Agreement (incorporated by reference to Exhibit 4.2 to Post Effective Amendment No. 7 to Form S-2 Registration Statement of the Registrant filed on December 13, 1989, File No. 33-19284).

4.3	Copy of Application and Agreement for Service Affiliation as a Member-Patron/Affiliate with Unified Western Grocers, Inc. and Pledge and Security Agreement (incorporated by reference to Exhibit 4.1 to the Registrant’s Quarterly Report on Form 10-Q for the fiscal quarter ended April 1, 2000, File No. 000-10815).

4.4	Copy of Application and Agreement for Service Affiliation as an Associate Patron with Unified Western Grocers, Inc. and Pledge and Security Agreement (incorporated by reference to Exhibit 4.2 to the Registrant’s Quarterly Report on Form 10-Q for the fiscal quarter ended April 1, 2000, File No. 000-10815).

4.5	Agreement respecting directors’ shares (incorporated by reference to Exhibit 4.9 to Amendment No. 2 to Form S-1 Registration Statement of the Registrant filed on December 31, 1981, File No. 2-70069).

4.6	Subordination Agreement (Member-Patron-1988) (incorporated by reference to Exhibit 4.4 to Post-Effective Amendment No. 4 to Form S-2 Registration Statement of the Registrant filed on July 15, 1988, File No. 33-19284).

4.7	Subordination Agreement (Associate Patron-1988) (incorporated by reference to Exhibit 4.5 to Post-Effective Amendment No. 4 to Form S-2 Registration Statement of the Registrant filed on July 15, 1988, File No. 33-19284).

4.8	Subordination Agreement (New Member-Patron-1988) (incorporated by reference to Exhibit 4.6 to Post-Effective Amendment No. 4 to Form S-2 Registration Statement of the Registrant filed on July 15, 1988, File No. 33-19284).

4.9	Subordination Agreement (New Associate Patron-1988) (incorporated by reference to Exhibit 4.7 to Post-Effective Amendment No. 4 to Form S-2 Registration Statement of the Registrant filed on July 15, 1988, File No. 33-19284).

4.10	Copy of Member Patron/Affiliate Subordination Agreement (Subordination of Required Deposit) (incorporated by reference to Exhibit 4.10 to Registrant’s Form 10-K for the fiscal year ended September 29, 2001 filed on December 27, 2001, File No. 000-10815).

4.11	Copy of Associate-Patron Subordination Agreement (Subordination of Required Deposit Agreement (incorporated by reference to Exhibit 4.11 to Registrant’s Form 10-K for the fiscal year ended September 29, 2001 filed on December 27, 2001, File No. 000-10815).

4.12	Form of Class A Share Certificate (incorporated by reference to Exhibit 4.12 to the Registrant’s Annual Report on Form 10-K for the fiscal year ended September 30, 2000, filed on December 26, 2000, File No. 000-10815).

4.13	Form of Class B Share Certificate (incorporated by reference to Exhibit 4.13 to the Registrant’s Annual Report on Form 10-K for the fiscal year ended September 30, 2000, filed on December 26, 2000, File No. 000-10815).

Exhibit No.	Description
4.14	Amended and Restated Loan Purchase and Servicing Agreement Dated as of December 7, 2001 between Grocers Capital Company and National Consumer Cooperative Bank (incorporated by reference to Exhibit 10.1 to the Registrant’s Annual Report on Form 10-K for the fiscal year ended September 28, 2002, filed on January 13, 2003, File No. 000-10815).

4.15	Amended and Restated Credit Agreement dated as of December 7, 2001 among Grocers Capital Company, the lenders listed therein and National Cooperative Bank, as agent (incorporated by reference to Exhibit 10.1 to the Registrant’s Annual Report on Form 10-K for the fiscal year ended September 28, 2002, filed on January 13, 2003, File No. 000-10815).

4.16	Amended and Restated Loan Purchase Agreement (Existing Program) dated January 30, 1998 among United Resources, Inc., United Grocers, Inc. (predecessor-in-interest to the Registrant) and National Consumer Cooperative Bank (incorporated by reference to Exhibit 4.D1 to United Grocers, Inc. Annual Report on Form 10-K for the fiscal year ended October 2, 1998 filed on January 30, 1999, File No. 002-60487, as amended).

4.17	Amended and Restated Loan Purchase Agreement (Holdback Program) dated January 30, 1998 among United Resources, Inc., United Grocers, Inc. (predecessor-in-interest to the Registrant) and National Consumer Cooperative Bank (incorporated by reference to Exhibit 4.D2 to United Grocers, Inc. Annual Report on Form 10-K for the fiscal year ended October 2, 1998 filed on January 30, 1999, File No. 002-60487, as amended).

4.18	Guarantee dated September 29, 1999 by the Registrant of debt securities of United Grocers, Inc. (predecessor-in-interest to the Registrant) issued pursuant to that certain Indenture dated as of February 1, 1978, and as subsequently amended and supplemented, by and between United Grocers, Inc., and State Street Bank and Trust Company (incorporated by reference to Exhibit 4.1 to the Registrants Current Report on Form 8-K filed on October 13, 1999, File No. 000-10815).

4.19	Note purchase Agreement dated as of September 29, 1999 by and among Registrant and the persons listed on Schedule I thereto (incorporated by reference to Exhibit 10.1 to the Registrant’s Current report on Form 8-K filed on October 13, 1999, File No. 000-10815).

4.20	Amendment No. 1 and Limited Waiver to Note Purchase Agreement, dated as of September 14, 2000, by and among Registrant and the Noteholders listed on the signature pages thereto (incorporated by reference to Exhibit 4.24 to the Registrant’s Annual Report on Form 10-K for the fiscal year ended September 30, 2000, filed on December 26, 2000, File No. 000-10815).

4.21	Second Amendment to Note Purchase Agreement and Notes dated as of March 27, 2002 by and among the Registrant and the Noteholders on the signature pages thereto (incorporated by reference to Exhibit 4.24.1 to the Registrant’s Quarterly Report on Form 10-Q for the fiscal quarter ended March 30, 2002, filed on May 14, 2002, File No. 000-10815).

4.22	Third Amendment to Note Purchase Agreement and Notes dated as of December 31, 2002 by and among the Registrant and the Noteholders on the signature pages thereto (incorporated by reference to Exhibit 10.1 to the Registrant’s Annual Report on Form 10-K for the fiscal year ended September 28, 2002, filed on January 13, 2003, File No. 000-10815).

4.23	Secured Revolving Credit Agreement dated as of September 29, 1999, by and among Registrant, the Lenders named therein and Rabobank Nederland, New York Branch (incorporated by reference to Exhibit 10.2 to the Registrant’s Current report on Form 8-K filed on October 13, 1999, File No. 000-10815).

4.24	Amendment No. 1 to Secured Revolving Credit Agreement dated as of November 18, 1999 by and among Registrant, the Lenders named therein and Rabobank Nederland, New York Branch (incorporated by reference to Exhibit 4.26 to the Registrant’s Annual Report on Form 10-K for the fiscal year ended September 30, 2000, filed on December 26, 2000, File No. 000-10815).

4.25	Amendment No. 2 and Limited Waiver to Secured Revolving Credit Agreement dated as of July, 2000 by and among Registrant, the Lenders named therein and Rabobank Nederland, New York Branch (incorporated by reference to Exhibit 4.27 to the Registrant’s Annual Report on Form 10-K for the fiscal year ended September 30, 2000, filed on December 26, 2000, File No. 000-10815).

4.26	Amendment No. 3 to Secured Revolving Credit Agreement dated as of December 7, 2001 by and among the Registrant, the Lenders named therein and Rabobank Nederland, New York Branch (incorporated by reference to Exhibit 4.27.1 to the Registrant’s Annual Report on Form 10-K for the fiscal year ended September 29, 2001, filed on December 27, 2001, File No. 000-10815).

Exhibit No.	Description
4.27	Copy of indenture dated as of February 1, 1978, between Unified Western Grocers, Inc. (as successor to United Grocers, Inc.) and United States National Bank of Oregon, as trustee, relating to Unified Western Grocers, Inc.’s Capital Investment Notes (incorporated by reference to Exhibit 4.1 to United Grocers, Inc.’s registration Statement on Form S-1, No. 2-60488).
4.28	Copy of supplemental indenture dated as of January 27, 1989, between Unified Western Grocers, Inc. (as successor to United Grocers, Inc.) and United States National Bank of Oregon, as trustee, relating to Unified Western Grocers, Inc.’s Series F 5% Subordinated Redeemable Capital Investment Notes (incorporated by reference to Exhibit 4.G to the United Grocers, Inc. Form 10-K for the fiscal year ended September 30, 1989).
4.29	Copy of supplemental indenture dated as of January 22, 1991, between Unified Western Grocers, Inc. (as successor to United Grocers, Inc.) and United States National Bank of Oregon, as trustee, relating to Unified Western Grocers, Inc.’s Series G 5% Subordinated Redeemable Capital Investment Notes (incorporated by reference to Exhibit 4.D to the United Grocers, Inc. Registration Statement on Form S-2, No. 33-38617).
4.30	Copy of supplemental indenture dated as of July 6, 1992, between Unified Western Grocers, Inc. (as successor to United Grocers, Inc.) and United States National Bank of Oregon, as trustee, relating to Unified Western Grocers, Inc.’s Series H 5% Subordinated Redeemable Capital Investment Notes (incorporated by reference to Exhibit 4.C to the United Grocers, Inc. Registration Statement on Form S-2, No. 33-49450).
4.31	Copy of supplemental indenture dated as of January 9, 1995, between Unified Western Grocers, Inc. (as successor to United Grocers, Inc.) and First Bank National Association, as trustee, relating to Unified Western Grocers, Inc.’s Series J 5% Subordinated Redeemable Capital Investment Notes (incorporated by reference to Exhibit 4.C to the United Grocers, Inc. Registration Statement on Form S-2, No. 33-57199).
4.32	Form of Indenture between the Registrant and U.S. Bank, N.A., as Trustee, relating to $4,000,000 Subordinated Patronage Dividend Certificates Due December 15, 2007 (incorporated by reference to Exhibit 4.35 to the Registrant’s Registration Statement on Form S-2, filed on February 28, 2003, File No. 333-103535).
4.33	Form of Subordinated Patronage Dividend Certificate Due December 15, 2007 (included in Exhibit 4.32).
4.34	Secured Revolving Credit Agreement dated as of December 5, 2003, by and among Registrant, the Lenders named therein and Harris Trust and Savings Bank (incorporated by reference to Exhibit 4.34 to the Registrant’s Annual Report on Form 10-K for the fiscal year ended September 27, 2003, filed on December 16, 2003, File No. 000-10815).
4.35	Security Agreement dated as of December 5, 2003, by and among Registrant, the Lenders named therein and Harris Trust and Savings Bank relating to the Secured Revolving Credit Agreement dated as of December 5, 2003, by and among Registrant, the Lenders named therein and Harris Trust and Savings Bank (incorporated by reference to Exhibit 4.35 to the Registrant’s Annual Report on Form 10-K for the fiscal year ended September 27, 2003, filed on December 16, 2003, File No. 000-10815).
10.1	Amended and Restated Unified Western Grocers, Inc. Cash Balance Plan effective January 1, 2002, as amended (incorporated by reference to Exhibit 10.1 to the Registrant’s Annual Report on Form 10-K for the fiscal year ended September 28, 2002, filed on January 13, 2003, File No. 000-10815).
10.2	Amended and Restated Deferred Compensation Plan dated as of May 1, 1999 (incorporated by reference to Exhibit 10.2 to the Registrant’s Annual Report on Form 10-K for the fiscal year ended August 28, 1999 filed on November 14, 1999, File No. 000-10815).
10.3	Amended and Restated Unified Western Grocers, Inc. Employees’ Sheltered Savings Plan (incorporated by reference to Exhibit 10.1 to the Registrant’s Quarterly Report on Form 10-Q for the fiscal quarter ended December 29, 2001 filed on February 19, 2002, File No. 000-10815).
10.4.1	Unified Western Grocers, Inc., Executive Salary Protection Plan II (“ESPP II”), Master Plan Document, effective January 4, 1995 (incorporated by reference to Exhibit 10.4 to the Registrant’s Annual Report on Form 10-K for the fiscal year ended September 2, 1995 filed on December 1, 1995, File No. 000-10815).
10.4.2	Amendment No. 1999-I to Unified Western Grocers, Inc. Executive Salary Protection Plan II, effective as of January 1, 1999 (incorporated by reference to Exhibit 10.5 to the Registrant’s Form 10-Q for the quarterly period ended December 31, 2000, filed on February 13, 2001, File No. 000-10815).

Exhibit No.	Description

10.4.3	Amendment No. 2000-I to Unified Western Grocers, Inc. Executive Salary Protection Plan II, effective as of January 1, 2000 (incorporated by reference to Exhibit 10.6 to the Registrant’s Form 10-Q for the quarterly period ended December 31, 2000, filed on February 13, 2001, File No. 000-10815).

10.4.4*	Amended and Restated Unified Western Grocers, Inc. Executive Salary Protection Plan II, effective as of January 1, 2003.

10.5	Master Trust Agreement For Unified Western Grocers, Inc. Executive Salary Protection Plan II, dated as of April 28, 1995 (incorporated by reference to Exhibit 10.5 to the Registrant’s Annual Report on Form 10-K for the fiscal year ended September 2, 1995 filed on December 1, 1995, File No. 000-10815).

10.6	Unified Western Grocers, Inc. Executive Insurance Plan Split dollar Agreement and Schedule of Executive Officers party thereto (incorporated by reference to Exhibit 10.6 to the Registrant’s Annual Report on Form 10-K for the fiscal year ended September 2, 1995 filed on December 1, 1995, File No. 000-10815).

10.7	Comprehensive Amendment to Unified Western Grocers, Inc. Employees’ Excess Benefit Plan dated as of December 5, 1995 (incorporated by reference to Exhibit 10.7 to the Registrant’s Annual Report on Form 10-K for the fiscal year ended August 30, 1997 filed on November 28, 1997, File No. 000-10815).

10.8	Comprehensive Amendment to Unified Western Grocers, Inc. Employees’ Supplemental Deferred Compensation Plan dated as of December 5, 1995 (incorporated by reference to Exhibit 10.8 to the Registrant’s Annual Report on Form 10-K for the fiscal year ended August 30, 1997 filed on November 28, 1997, File No. 000-10815).

10.9	Amended and Restated Unified Western Grocers, Inc. Employee Savings Plan (incorporated by reference to Exhibit 10.2 to the Registrant’s Quarterly Report on Form 10-Q for the fiscal quarter ended December 29, 2001 filed on February 19, 2002, File No. 000-10815).

10.10	Unified Western Grocers, Inc. Early Retirement Program (incorporated by reference to Exhibit 10.28 to the Form S-4 Registration Statement filed on August 26, 1999, File No. 333-05917).

10.11	Lease, dated as of December 23, 1986, between Cercor Associates and Grocers Specialty Company (incorporated by reference to Exhibit 10.8 to Form S-2 Registration Statement of the Registrant filed on September 2, 1993, File No. 33-68288).

10.12	Expansion Agreement, dated as of May 1, 1991, and Industrial Lease, dated as of May 1, 1991, between Dermody Properties and the Registrant (incorporated by reference to Exhibit 10.9 to Form S-2 Registration Statement of the Registrant filed on September 2, 1993, File No. 33-68288).

10.13	Lease Amendment, dated June 20, 1991, between Dermody Properties and the Registrant (incorporated by reference to Exhibit 10.9.1 to Form S-2 Registration Statement of the Registrant filed on September 2, 1993, File No. 33-68288).

10.14	Lease Amendment, dated October 18, 1991, between Dermody Properties and the Registrant (incorporated by reference to Exhibit 10.9.2 to Form S-2 Registration Statement of the Registrant filed on September 2, 1993, File No. 33-68288).

10.15	Commercial Lease-Net dated December 6, 1994 between TriNet Essential Facilities XII and the Registrant (incorporated by reference to Exhibit 10.17 to the Registrant’s Annual Report on Form 10-K for the fiscal year ended September 2, 1995 filed on December 1, 1995, File No. 0-10815).

10.16	Purchase Agreement dated November 21, 1994 between the Registrant and TriNet Corporate Realty Trust, Inc. (incorporated by reference to Exhibit 10.18 to the Registrant’s Annual Report on Form 10-K for the fiscal year ended September 2, 1995 filed on December 1, 1995, File No. 000-10815).

10.17	Form of Employment Agreement between the Company and Alfred A. Plamann (incorporated by reference to Exhibit 10.19 to Form S-4 Registration Statement of the Registrant filed on August 26, 1999, File No. 333-85917).

10.18	Amendment to Employment Agreement dated as of August 1999, between the Registrant and Alfred A. Plamann (incorporated by reference to Exhibit 10.27 to Form S-4 Registration Statement of the Registrant filed on August 26, 1999, File No. 333-85917).

10.19	Second Amendment to Employment Agreement dated as of April 2001, between registrant and Alfred A. Plamann (incorporated by reference to Exhibit 10.51 to the Registrant’s Form 10-Q for the quarterly period ended June 30, 2001, filed on August 14, 2001, File No. 000-10815).

Exhibit No.	Description

10.19.1	Third Amendment to Employment Agreement dated as of August 2003, between Registrant and Alfred A. Plamann (incorporated by reference to Exhibit 10.19.1 to the Registrant’s Annual Report on Form 10-K for the fiscal year ended September 27, 2003, filed on December 16, 2003, File No. 000-10815).

10.20	Form of Indemnification Agreement between the Company and each Director and Officer (incorporated by reference to Exhibit A to the Registrant’s Proxy Statement dated February 24, 1997 filed on February 24, 1997, File No. 000-10815).

10.21	Annual Incentive Plan for Chief Executive Officer (incorporated by reference to Exhibit 10.23 to the Registrant’s Annual Report on Form 10-K for the fiscal year ended August 30, 1997 filed on November 28, 1997, File No. 000-10815).

10.22	Annual Incentive Plan for Senior Management (incorporated by reference to Exhibit 10.24 to the Registrant’s Annual Report on Form 10-K for the fiscal year ended August 30, 1997 filed on November 28, 1997, File No. 000-10815).

10.23	Sublease Agreement dated October 27, 1991 for the Eugene Store between United Grocers, Inc. (predecessor-in-interest to the Registrant) and a corporation in which Richard L. Wright, a director of the Registrant, has an interest (incorporated by reference to Exhibit 10.H1 of United Grocers, Inc. Annual Report on Form 10-K for the fiscal year ended October 2, 1998 filed on January 20, 1999, File No. 002-60487).

10.28	Loan guaranties dated June 12, 1980 and September 30, 1988, given by United Grocers, Inc. (predecessor-in-interest to the Registrant) for the benefit of C&K Market, Inc., an affiliate of Raymond L. Nidiffer (incorporated by reference to Exhibit 10.I12 to United Grocers’ Form 10-K for the fiscal year ended September 30, 1989).

10.29	Agreement for Purchase and Sale and Escrow Instructions dated September 17, 1997, between United Grocers, Inc. (predecessor-in-interest to the Registrant) and C&K Market, Inc., an affiliate of Raymond L. Nidiffer (incorporated by reference to Exhibit 10.I5 to United Grocers, Inc.’s Form 10-K for the fiscal year ended October 2, 1998 filed on January 20, 1999, File No. 002-60487).

10.30	Stock Purchase Agreement dated November 17, 1997, by and among United Grocers, Inc. (predecessor-in-interest to the Registrant) and C&K Market, an affiliate of Raymond L. Nidiffer (incorporated by reference to Exhibit 10.I6 to Form 10-K of United Grocers, Inc. filed on January 20, 1999, File No. 002-60487).

10.31	Stock Purchase Agreement dated March 26, 1999 by and among Grocers Capital Company, K.V. Mart Co., an affiliate of Darioush Khaledi, Khaledi Family Partnership I, Khaledi Family Trust dated May 17, 1995, and Parviz Vazin and Vida Vazin (incorporated by reference to Exhibit 10.35 to the Registrant’s Annual Report on Form 10-K for the fiscal year ended September 30, 2000, filed on December 26, 2000, File No. 000-10815).

10.32	Pledge Agreement dated March 26, 1999 by Khaledi Family Partnership I, Khaledi Family Trust dated May 17, 1995, and Parviz Vazin and Vida Vazin in favor of Grocers Capital Company (incorporated by reference to Exhibit 10.36 to the Registrant’s Annual Report on Form 10-K for the fiscal year ended September 30, 2000, filed on December 26, 2000, File No. 000-10815).

10.33	Guaranty dated March 26, 1999 by K.V. Mart Co. in favor of Grocers Capital Company (incorporated by reference to Exhibit 10.37 to the Registrant’s Annual Report on Form 10-K for the fiscal year ended September 30, 2000, filed on December 26, 2000, File No. 000-10815).

10.34	Term Loan Agreement dated as of May 12, 2000 between K.V. Mart Co. and Unified Western Grocers, Inc. relating to a $7,000,000 Promissory Note due May 12, 2005 in favor of Unified Western Grocers, Inc. by K.V. Mart Co. (incorporated by reference to Exhibit 10.38 to the Registrant’s Form 10-Q for the quarterly period ended July 1, 2000 filed on August 17, 2000, File No. 000-10815).

10.35	Security Agreement dated as of May 12, 2000 between K.V. Mart Co. and Unified Western Grocers, Inc. relating to the Term Loan Agreement dated as of May 12, 2000 between K.V. Mart Co. and Unified Western Grocers, Inc. (incorporated by reference to Exhibit 10.39 to the Registrant’s Form 10-Q for the quarterly period ended July 1, 2000 filed on August 17, 2000, File No. 000-10815).

Exhibit No.	Description

10.36	Guaranty dated as of May 12, 2000 by Darioush Khaledi and Shahpar Khaledi, husband and wife, Darioush Khaledi, as Trustee of the Khaledi Family Trust under Declaration of Trust dated May 17, 1995, K.V. Property Company, and Parviz Vazin and Vida Vazin in favor of Unified Western Grocers, Inc. issued pursuant to that certain Term Loan Agreement dated as of May 12, 2000 between K.V. Mart Co. and Unified Western Grocers, Inc. (incorporated by reference to Exhibit 10.40 to the Registrant’s Form 10-Q for the quarterly period ended July 1, 2000 filed on August 17, 2000, File No. 000-10815).

10.37	Stock Collateral Acknowledgement and Consent dated as of May 12, 2000 executed by the shareholders of K.V. Mart Co. (incorporated by reference to Exhibit 10.41 to the Registrant’s Form 10-Q for the quarterly period ended July 1, 2000 filed on August 17, 2000, File No. 000-10815).

10.38	Preferred Stock Purchase Agreement by and between C & K Market, Inc. and Unified Western Grocers, Inc. dated as of December 19, 2000 (incorporated by reference to Exhibit 10.47 to the Registrant’s Form 10-Q for the quarterly period ended December 31, 2000, filed on February 13, 2001, File No. 000-10815).

10.39	Shareholders Agreement by and among Unified Western Grocers, Inc., C & K Market, Inc. and designated shareholders of C & K Market, Inc. dated as of December 19, 2000 (incorporated by reference to Exhibit 10.48 to the Registrant’s Form 10-Q for the quarterly period ended December 31, 2000, filed on February 13, 2001, File No. 000-10815).

10.40	Form of Severance Agreement for Executive Vice Presidents with Three Years or More in an Officer Position executed by Robert M. Ling, Jr., Richard J. Martin and Charles J. Pilliter (incorporated by reference to Exhibit 10.49 to the Registrant’s Form 10-Q for the quarterly period ended December 31, 2000, filed on February 13, 2001, File No. 000-10815).

10.41	Form of Severance Agreement for Vice Presidents, Senior Vice Presidents and Executive Vice Presidents with Less Than Three Years in an Officer Position executed by Philip S. Smith, Rodney L. Van Bebber, Daniel J. Murphy, John C. Bedrosian, William O. Coté, Dirk T. Davis, Luis de la Mata, Stanley G. Eggink, Joseph L. Falvey, Carolyn S. Fox, Don Gilpin, Gary C. Hammett, Gary S. Herman, Joseph A. Ney, David A. Woodward (incorporated by reference to Exhibit 10.50 to the Registrant’s Form 10-Q for the quarterly period ended December 31, 2000, filed on February 13, 2001, File No. 000-10815).

10.42	Form of Subordinated Redemption Note—Excess Class B Shares (incorporated by reference to Exhibit 10.50 to Registrant’s Form 10-K for the fiscal year ended September 29, 2001 filed on December 27, 2001, File No. 000-10815).

10.43	Agreement relating to the Registrant’s five-year interest rate collar (incorporated by reference to Exhibit 10.51 to Amendment No. 2 to Registrant’s Registration Statement on Form S-2 filed on May 1, 2002).

10.44	Smart & Final Supply Agreement Dated May 16, 2003 (incorporated by reference to Exhibit 10.45 to Registrant’s Form 10-Q for the fiscal quarter ended June 28, 2003 filed on August 8, 2003, File No. 000-10815).

10.45	Promissory Note dated June 4, 1996, due on demand in favor of Grocers Capital Company by Robert M. Ling, Jr. (incorporated by reference to Exhibit 10.45 to the Registrant’s Annual Report on Form 10-K for the fiscal year ended September 27, 2003, filed on December 16, 2003, File No. 000-10815).

10.46	Promissory Note dated December 6, 2000, due on demand in favor of Grocers Capital Company by Daniel J. Murphy and Debra A. Murphy (incorporated by reference to Exhibit 10.46 to the Registrant’s Annual Report on Form 10-K for the fiscal year ended September 27, 2003, filed on December 16, 2003, File No. 000-10815).

10.47	Purchase and Sale Agreement with Joint Escrow Instructions dated as of June 19, 2003, by and between Registrant and The Alamo Group, Inc. (incorporated by reference to Exhibit 10.47 to the Registrant’s Annual Report on Form 10-K for the fiscal year ended September 27, 2003, filed on December 16, 2003, File No. 000-10815).

10.48	Addendum to Purchase and Sale Agreement with Joint Escrow Instructions dated as of June 25, 2003, by and between Registrant and The Alamo Group, Inc. relating to the Purchase and Sale Agreement with Joint Escrow Instructions dated as of June 19, 2003, by and between Registrant and The Alamo Group, Inc. (incorporated by reference to Exhibit 10.48 to the Registrant’s Annual Report on Form 10-K for the fiscal year ended September 27, 2003, filed on December 16, 2003, File No. 000-10815).

Exhibit No.	Description

10.49	First Amendment to Purchase and Sale Agreement with Joint Escrow Instructions dated as of July 31, 2003, by and between Registrant and The Alamo Group, Inc. relating to the Purchase and Sale Agreement with Joint Escrow Instructions dated as of June 19, 2003, by and between Registrant and The Alamo Group, Inc. (incorporated by reference to Exhibit 10.49 to the Registrant’s Annual Report on Form 10-K for the fiscal year ended September 27, 2003, filed on December 16, 2003, File No. 000-10815).

10.50	Second Amendment to Purchase and Sale Agreement with Joint Escrow Instructions dated as of August 15, 2003, by and between Registrant and The Alamo Group, Inc. relating to the Purchase and Sale Agreement with Joint Escrow Instructions dated as of June 19, 2003, by and between Registrant and The Alamo Group, Inc. (incorporated by reference to Exhibit 10.50 to the Registrant’s Annual Report on Form 10-K for the fiscal year ended September 27, 2003, filed on December 16, 2003, File No. 000-10815).

10.51	Third Amendment to Purchase and Sale Agreement with Joint Escrow Instructions dated as of August 22, 2003, by and between Registrant and The Alamo Group, Inc. relating to the Purchase and Sale Agreement with Joint Escrow Instructions dated as of June 19, 2003, by and between Registrant and The Alamo Group, Inc. (incorporated by reference to Exhibit 10.51 to the Registrant’s Annual Report on Form 10-K for the fiscal year ended September 27, 2003, filed on December 16, 2003, File No. 000-10815).

10.52	Fourth Amendment to Purchase and Sale Agreement with Joint Escrow Instructions dated as of August 27, 2003, by and between Registrant and The Alamo Group, Inc. relating to the Purchase and Sale Agreement with Joint Escrow Instructions dated as of June 19, 2003, by and between Registrant and The Alamo Group, Inc. (incorporated by reference to Exhibit 10.52 to the Registrant’s Annual Report on Form 10-K for the fiscal year ended September 27, 2003, filed on December 16, 2003, File No. 000-10815).

10.53	Fifth Amendment to Purchase and Sale Agreement with Joint Escrow Instructions dated as of November 18, 2003, by and between Registrant and AH Investors, LLC relating to the Purchase and Sale Agreement with Joint Escrow Instructions dated as of June 19, 2003, by and between Registrant and The Alamo Group, Inc. (incorporated by reference to Exhibit 10.53 to the Registrant’s Annual Report on Form 10-K for the fiscal year ended September 27, 2003, filed on December 16, 2003, File No. 000-10815).

10.54	Operating Agreement of AH Investors, LLC dated as of November 26, 2003, by and among AH Investors, LLC, Hall Portola, Inc. and Alamo Group VIII, LLC (incorporated by reference to Exhibit 10.54 to the Registrant’s Form 10-Q for the fiscal quarter ended December 27, 2003 filed on February 10, 2004, File No. 000-10815).

10.55	Operating Agreement of TDH Investors, LLC dated as of November 26, 2003, by and among TDH Investors, LLC, Hall Portola, Inc. and Alamo Group VIII, LLC (incorporated by reference to Exhibit 10.55 to the Registrant’s Form 10-Q for the fiscal quarter ended December 27, 2003 filed on February 10, 2004, File No. 000-10815).

10.56	First Amendment to Agreement Regarding Assets dated as of December 19, 2003, by and among the Registrant, AH Investors, LLC and TDH Investors, LLC relating to the Fifth Amendment to Purchase and Sale Agreement with Joint Escrow Instructions dated as of November 18, 2003, by and between the Registrant and AH Investors, LLC (incorporated by reference to Exhibit 10.56 to the Registrant’s Form 10-Q for the fiscal quarter ended December 27, 2003 filed on February 10, 2004, File No. 000-10815).

10.57	Sixth Amendment to Purchase and Sale Agreement with Joint Escrow Instructions dated as of December 19, 2003, by and between the Registrant and AH Investors, LLC relating to the Purchase and Sale Agreement with Joint Escrow Instructions dated as of June 19, 2003, by and between the Registrant and The Alamo Group, Inc. (incorporated by reference to Exhibit 10.57 to the Registrant’s Form 10-Q for the fiscal quarter ended December 27, 2003 filed on February 10, 2004, File No. 000-10815).

10.58	Form of Severance Agreement for Vice Presidents and Senior Vice Presidents, and Executive Vice Presidents with Less than Three Years in an Officer Position dated as of March 12, 2003, by and between the Registrant and Christine Neal (incorporated by reference to Exhibit 10.58 to the Registrant’s Form 10-Q for the fiscal quarter ended December 27, 2003 filed on February 10, 2004, File No. 000-10815).

Exhibit No.	Description

10.59	Form of Severance Agreement for Executive Vice Presidents with Three Years or More in an Officer Position dated as of October 2, 2003, by and between the Registrant and Philip S. Smith (incorporated by reference to Exhibit 10.59 to the Registrant’s Form 10-Q for the fiscal quarter ended December 27, 2003 filed on February 10, 2004, File No. 000-10815).

10.60	Series A Preferred Stock Exchange Agreement dated as of December 29, 2003, by and between C&K Market, Inc. and the Registrant (incorporated by reference to Exhibit 10.60 to the Registrant’s Form 10-Q for the fiscal quarter ended December 27, 2003 filed on February 10, 2004, File No. 000-10815).

10.61	Shareholders Agreement dated as of December 29, 2003, by and among the Registrant, C&K Market, Inc. and designated shareholders of C&K Market, Inc. (incorporated by reference to Exhibit 10.61 to the Registrant’s Form 10-Q for the fiscal quarter ended December 27, 2003 filed on February 10, 2004, File No. 000-10815).

10.62	Supply Agreement dated as of December 29, 2003, by and between the Registrant and C&K Market, Inc. (incorporated by reference to Exhibit 10.62 to the Registrant’s Form 10-Q for the fiscal quarter ended December 27, 2003 filed on February 10, 2004, File No. 000-10815).

10.63	Continuing Guaranty dated as of December 29, 2003, by designated shareholders of C&K Market, Inc. in favor of the Registrant relating to the Series A Preferred Stock Exchange Agreement dated as of December 29, 2003, by and between C&K Market, Inc. and the Registrant (incorporated by reference to Exhibit 10.63 to the Registrant’s Form 10-Q for the fiscal quarter ended December 27, 2003 filed on February 10, 2004, File No. 000-10815).

10.64	Intercreditor and Subordination Agreement dated as of December 29, 2003, by and among designated subordinated creditors of C&K Market, Inc., C&K Market, Inc. and the Registrant (incorporated by reference to Exhibit 10.64 to the Registrant’s Form 10-Q for the fiscal quarter ended December 27, 2003 filed on February 10, 2004, File No. 000-10815).

10.65	Right of First Refusal Agreement dated as of December 29, 2003, by and among C&K Market, Inc., designated shareholders of C&K Market, Inc. and the Registrant (incorporated by reference to Exhibit 10.65 to the Registrant’s Form 10-Q for the fiscal quarter ended December 27, 2003 filed on February 10, 2004, File No. 000-10815).

10.66	Seventh Amendment to Purchase and Sale Agreement with Joint Escrow Instructions dated as of April 26, 2004, by and between the Registrant and AH Investors, LLC relating to the Purchase and Sale Agreement with Joint Escrow Instructions dated as of June 19, 2003, by and between the Registrant and The Alamo Group, Inc. (incorporated by reference to Exhibit 10.66 to the Registrant’s Form 10-Q for the fiscal quarter ended June 26, 2004 filed on August 3, 2004, File No. 000-10815).

10.67	Second Amended and Restated Loan Purchase and Service Agreement dated as of June 9, 2004, between Grocers Capital Company and National Consumer Cooperative Bank, as buyer (incorporated by reference to Exhibit 10.67 to the Registrant’s Form 10-Q for the fiscal quarter ended June 26, 2004 filed on August 3, 2004, File No. 000-10815).

10.68	Second Amended and Restated Credit Agreement dated as of June 9, 2004, among Grocers Capital Company, the lenders listed therein and National Consumer Cooperative Bank, as agent (incorporated by reference to Exhibit 10.68 to the Registrant’s Form 10-Q for the fiscal quarter ended June 26, 2004 filed on August 3, 2004, File No. 000-10815).

14.1*	Code of Financial Ethics.

21*	Subsidiaries of the Registrant.

31.1*	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2*	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1*	Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2*	Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*	Filed herein.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

UNIFIED WESTERN GROCERS, INC.

By	/s/ ALFRED A. PLAMANN
Alfred A. Plamann
President and Chief Executive Officer (Principal Executive Officer)

By	/s/ RICHARD J. MARTIN
Richard J. Martin
Executive Vice President, Finance & Administration and Chief Financial Officer (Principal Financial and Accounting Officer)

By	/s/ WILLIAM O. COTÉ
William O. Coté
Vice President and Controller

Dated:    December 15, 2004

Signature	Title	Date

/s/ LOUIS A. AMEN Louis A. Amen	Director	December 15, 2004

/s/ DAVID M. BENNETT David M. Bennett	Director	December 15, 2004

/s/ JOHN BERBERIAN John Berberian	Director	December 15, 2004

/s/ EDMUND K. DAVIS Edmund K. Davis	Director	December 15, 2004

/s/ DIETER HUCKESTEIN Dieter Huckestein	Director	December 15, 2004

/s/ DARIOUSH KHALEDI Darioush Khaledi	Director	December 15, 2004

/s/ JOHN D. LANG John D. Lang	Director	December 15, 2004

/s/ JAY T. MCCORMACK Jay T. McCormack	Director	December 15, 2004

Signature	Title	Date

Douglas A. Nidiffer	Director	December , 2004

/s/ PETER J. O’NEAL Peter J. O’Neal	Director	December 15, 2004

/s/ MICHAEL A. PROVENZANO, JR. Michael A. Provenzano, Jr.	Director	December 15, 2004

/s/ THOMAS S. SAYLES Thomas S. Sayles	Director	December 15, 2004

/s/ MIMI R. SONG Mimi R. Song	Director	December 15, 2004

/s/ ROBERT E. STILES Robert E. Stiles	Director	December 15, 2004

/s/ KENNETH RAY TUCKER Kenneth Ray Tucker	Director	December 15, 2004

/s/ RICHARD L. WRIGHT Richard L. Wright	Director	December 15, 2004

EXHIBIT 31.1

Certifications

I, Alfred A. Plamann, President and Chief Executive Officer of Unified Western Grocers, Inc., certify that:

1.	I have reviewed this Annual Report on Form 10-K of Unified Western Grocers, Inc. (the “Registrant”);

2.	Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this report;

3.	Based on my knowledge, the financial statements, and other financial information included in this report, fairly present in all material respects the financial condition, results of operations and cash flows of the Registrant as of, and for, the periods presented in this report;

4.	The Registrant’s other certifying officer(s) and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) for the Registrant and have:

a.	Designed such disclosure controls and procedures, or caused such disclosure controls and procedures to be designed under our supervision, to ensure that material information relating to the Registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this report is being prepared;

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

a.	All significant deficiencies and material weaknesses in the design or operation of internal controls over financial reporting which are reasonably likely to adversely affect the Registrant’s ability to record, process, summarize and report financial information; and

b.	Any fraud, whether or not material, that involves management or other employees who have a significant role in the Registrant’s internal controls over financial reporting.

Dated:    December 15, 2004

/s/ ALFRED A. PLAMANN
Alfred A. Plamann
President and Chief Executive Officer
(principal executive officer)

EXHIBIT 31.2

Certifications

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

a.	All significant deficiencies and material weaknesses in the design or operation of internal controls over financial reporting which are reasonably likely to adversely affect the Registrant’s ability to record, process, summarize and report financial information; and

b.	Any fraud, whether or not material, that involves management or other employees who have a significant role in the Registrant’s internal controls over financial reporting.

Dated:    December 15, 2004

/s/ RICHARD J. MARTIN
Richard J. Martin
Executive Vice President, Finance and
Administration and Chief Financial Officer
(principal financial and accounting officer)

EXHIBIT 32.1

Certification Pursuant to 18 U.S.C. Section 1350,

As Adopted Pursuant to

Section 906 of the Sarbanes-Oxley Act of 2002

In connection with the Annual Report on Form 10-K of Unified Western Grocers Inc. (the “Company”) for the fiscal year ended October 2, 2004, as filed with the Securities and Exchange Commission on the date hereof (the “Report”), I, Alfred A. Plamann, President and Chief Executive Officer of the Company, hereby certify, pursuant to 18 U.S.C Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that to the best of my knowledge:

(1)	The Report fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

(2)	The information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the Company.

Date:    December 15, 2004

/s/ ALFRED A. PLAMANN
Alfred A. Plamann
President and Chief Executive Officer (principal executive officer)

A signed original of this written statement required by Section 906 of the Sarbanes-Oxley Act of 2002 has been provided to the Company and will be retained by the Company and furnished to the Securities and Exchange Commission or its staff upon request.

EXHIBIT 32.2

Certification Pursuant to 18 U.S.C. Section 1350,

As Adopted Pursuant to

Section 906 of the Sarbanes-Oxley Act of 2002

In connection with the Annual Report on Form 10-K of Unified Western Grocers Inc. (the “Company”) for the fiscal year ended October 2, 2004, as filed with the Securities and Exchange Commission on the date hereof (the “Report”), I, Richard J. Martin, Executive Vice President, Finance and Administration and Chief Financial Officer of the Company, hereby certify, pursuant to 18 U.S.C Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that to the best of my knowledge that:

(1)	The Report fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

(2)	The information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the Company.

Date:    December 15, 2004

/s/ RICHARD J. MARTIN
Richard J. Martin
Executive Vice President, Finance and Administration and Chief Financial Officer (principal financial and accounting officer)

A signed original of this written statement required by Section 906 of the Sarbanes-Oxley Act of 2002 has been provided to the Company and will be retained by the Company and furnished to the Securities and Exchange Commission or its staff upon request.

Schedule II

Valuation and Qualifying Accounts

For the Fiscal Years Ended October 2, 2004, September 27, 2003 and September 28, 2002

(dollars in thousands)
	Balance at Beginning of Period	Additions Charged to Costs and Expense	Write-Offs(a)	Quasi- Reorganization Fair Value Adjustment(b)	Balance at end of Period
Year ended September 28, 2002:
Reserves and allowances deducted from asset accounts:
Allowance for uncollectible accounts and notes receivable	$11,592	$2,714	$(1,610)	$(12,696)	$—

Year ended September 27, 2003:
Reserves and allowances deducted from asset accounts:
Allowance for uncollectible accounts and notes receivable	$—	$2,689	$(882)	$—	$1,807

Year ended October 2, 2004:
Reserves and allowances deducted from asset accounts:
Allowance for uncollectible accounts and notes receivable	$1,807	$1,462	$(381)	$—	$2,888

(a)	Accounts written off, net of recoveries.
(b)	Pursuant to quasi-reorganization accounting rules the Company’s contra accounts including the allowance for doubtful accounts were eliminated and offset against the trade and notes receivable accounts.