Form 10-Q
period 2005-01-01
UNIFIED WESTERN GROCERS INC
filed 2005-02-11
CIK 320431

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED JANUARY 1, 2005

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

The number of shares outstanding of each of the registrant’s classes of common stock, as of January 29, 2005, were as follows:

Class A: 109,800 shares   Class B: 492,237 shares   Class C: 16 shares   Class E: 92,827 shares

PART I .    FINANCIAL INFORMATION

ITEM 1.    FINANCIAL STATEMENTS (UNAUDITED)

Unified Western Grocers, Inc. and Subsidiaries

Consolidated Condensed Balance Sheets – Unaudited

(dollars in thousands)

	January 1, 2005	October 2, 2004
Assets

Current assets:
Cash and cash equivalents (including $2,361 and $3,060 held at a variable interest entity at January 1, 2005 and October 2, 2004, respectively) (Note 4)	$47,245	$43,443
Accounts and notes receivable, net of allowances of $2,543 and $2,085 at January 1, 2005 and October 2, 2004, respectively	145,365	140,769
Inventories	177,486	191,045
Prepaid expenses	7,572	7,696
Deferred income taxes	11,874	11,874

Total current assets	389,542	394,827
Properties, net	177,897	181,033
Investments	70,760	66,375
Notes receivable, net of allowances of $871 and $802 at January 1, 2005 and October 2, 2004, respectively	14,732	14,285
Goodwill	28,432	28,732
Other assets, net	35,045	36,381

Total Assets	$716,408	$721,633

Liabilities and Shareholders’ Equity

Current liabilities:
Accounts payable	$144,468	$149,615
Accrued liabilities	118,782	123,324
Current portion of notes payable	9,416	9,639
Patrons’ excess deposits and estimated patronage dividends	18,382	12,947
Net current liabilities of discontinued operations	792	921

Total current liabilities	291,840	296,446
Notes payable, less current portion	185,001	191,694
Long-term liabilities, other	101,613	97,648
Net long-term liabilities of discontinued operations	747	739
Patrons’ deposits and certificates:
Patrons’ required deposits	16,655	12,786
Subordinated patronage dividend certificates	3,141	3,141
Commitments and contingencies

Shareholders’ equity:
Class A Shares: 500,000 shares authorized, 109,800 and 111,700 shares outstanding at January 1, 2005 and October 2, 2004, respectively	16,656	16,947
Class B Shares: 2,000,000 shares authorized, 492,430 and 524,474 shares outstanding at January 1, 2005 and October 2, 2004, respectively	76,469	81,586
Class E Shares: 2,000,000 shares authorized, 92,827 shares outstanding at January 1, 2005 and October 2, 2004	9,283	9,283
Retained earnings after elimination of accumulated deficit of $26,976 effective September 28, 2002	15,790	12,383
Receivable from sale of Class A Shares to members	(995)	(1,047)
Accumulated other comprehensive earnings	208	27

Total shareholders’ equity	117,411	119,179

Total Liabilities and Shareholders’ Equity	$716,408	$721,633

The accompanying notes are an integral part of these statements.

Unified Western Grocers, Inc. and Subsidiaries

Consolidated Condensed Statements of Earnings

and Comprehensive Earnings – Unaudited

(dollars in thousands)

	Thirteen Weeks Ended
	January 1, 2005	December 27, 2003
Net sales	$729,686	$798,200
Cost of sales	649,897	720,587
Distribution, selling and administrative expenses	62,351	64,631

Operating income	17,438	12,982
Interest expense	(3,868)	(4,784)

Earnings before estimated patronage dividends and income taxes	13,570	8,198
Estimated patronage dividends	(8,152)	(5,053)

Earnings before income taxes	5,418	3,145
Income taxes	(1,536)	(1,194)

Net earnings	3,882	1,951
Other comprehensive earnings, net of income taxes:
Unrealized holding gain (loss) on investments	181	(13)

Comprehensive earnings	$4,063	$1,938

The accompanying notes are an integral part of these statements.

Unified Western Grocers, Inc. and Subsidiaries

Consolidated Condensed Statements of Cash Flows – Unaudited

(dollars in thousands)

	Thirteen Weeks Ended
	January 1, 2005	December 27, 2003
Cash flows from operating activities:
Net earnings	$3,882	$1,951
Adjustments to reconcile net earnings to net cash provided by operating activities:
Depreciation and amortization	6,514	7,065
Provision for doubtful accounts	553	25
Deferred income taxes	1,410	928
Purchases of trading securities	(1,375)	(561)
Proceeds from maturities or sales of trading securities	111	378
(Increase) decrease in assets:
Accounts and notes receivable	(1,442)	(7,920)
Inventories	13,559	11,807
Prepaid expenses	124	(541)
Increase (decrease) in liabilities:
Accounts payable	(5,147)	15,621
Accrued liabilities	(4,034)	(795)
Long-term liabilities, other	2,285	4,125

Net cash provided by operating activities	16,440	32,083

Cash flows from investing activities:
Purchases of properties	(756)	(1,870)
Purchases of securities and other investments	(9,066)	(4,456)
Proceeds from maturities or sales of securities and other investments	6,219	2,208
(Increase) decrease in notes receivable	(4,154)	639
Increase in other assets	(1,199)	(2,651)

Net cash utilized by investing activities	(8,956)	(6,130)

Cash flows from financing activities:
Additions to long-term notes payable	—	2,000
Reduction of long-term notes payable	(4,504)	—
Reduction of short-term notes payable	(2,497)	(2,914)
Payment of deferred financing fees	—	(2,551)
Patrons’ excess deposits and estimated patronage dividends	5,435	4,898
Increase in patrons’ required deposits	2,516	1,270
Decrease (increase) in receivable from sale of Class A Shares to members	52	(133)
Repurchase of shares from members	(4,806)	(3,398)
Issuance of shares to members	209	294

Net cash utilized by financing activities	(3,595)	(534)

Net increase in cash and cash equivalents	3,889	25,419
Net cash utilized by discontinued operations	(87)	(2,356)
Cash and cash equivalents at beginning of period	43,443	37,489

Cash and cash equivalents at end of period	$47,245	$60,552

The accompanying notes are an integral part of these statements.

Unified Western Grocers, Inc. and Subsidiaries

Consolidated Condensed Statements of Cash Flows – Unaudited – Continued

(dollars in thousands)

	Thirteen Weeks Ended
	January 1, 2005	December 27, 2003
Supplemental disclosure of cash flow information:
Cash paid during the period for:
Interest	$2,762	$5,002
Income taxes	$6	$—

Supplemental disclosure of non-cash items:
Conversion of Class B Shares to Class A Shares and patrons’ excess deposits	$—	$68
Retirement of Class B Shares	$1,234	—
Reduction in purchase accounting reserve against goodwill	$300	$129
Increase to pre quasi-reorganization discontinued operations and lease reserves, net of deferred taxes of $33 and $609 as of January 1, 2005 and December 27, 2003, respectively	$52	$932

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

The Company’s banking arrangements allow the Company to fund outstanding checks when presented to the financial institution for payment. This cash management practice frequently results in total issued checks exceeding available cash balances at a single financial institution. As of January 1, 2005, the Company recorded its cash disbursement accounts with a cash book overdraft in accounts payable. Previously, the Company reported these balances in accounts payable net of cash maintained in separate accounts. The condensed consolidated balance sheet and statement of cash flows for the periods ended October 2, 2004 and December 27, 2003, respectively, have been reclassified to conform to this presentation. Net earnings were not impacted by this change. At January 1, 2005 and October 2, 2004, the Company had book overdrafts of $40.9 million and $40.0 million, respectively, classified in accounts payable.

Certain other amounts in the prior periods’ consolidated condensed financial statements have been reclassified to conform to the current period’s presentation.

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

4.    VARIABLE INTEREST ENTITY

In fiscal 2004, the Company signed a purchase and sale agreement with an unrelated business property developer to transfer and assign the leasehold and sub-leasehold interests and certain assets relating to eleven closed store locations for which the Company is contingently liable for the lease payments. Four of the locations were related to the Company’s exit from its retail operations. The Company paid approximately $5.4 million including brokers’ commissions (which approximated the Company’s recorded lease liabilities for these locations at the date of transfer) to transfer its leasehold and sub-leasehold interests in these properties but remains contingently liable until such time as the leases expire or the Company is released from all liabilities and obligations under the leases.

At January 1, 2005, the Company remains contingently liable for the lease payments on nine store locations. The net present value of the Company’s currently estimated obligation for the remaining leasehold and sub-leasehold interests for the nine stores totals approximately $3.5 million at January 1, 2005, with the last lease expiring in 2021. The Company’s maximum loss exposure related to these leases is $33.0 million.

The Financial Accounting Standards Board (“FASB”) issued in January 2003 and revised in December 2003 FASB Interpretation No. 46R (“FIN 46R”), “Consolidation of Variable Interest Entities – an Interpretation of Accounting Research Bulletin (“ARB”) No. 51, Consolidated Financial Statements.” FIN 46R requires certain variable interest entities to be consolidated by the primary beneficiary of the entity if the equity investors in the entity do not have the characteristics of a controlling financial interest or do not have sufficient equity at risk for the entity to finance its activities without additional subordinated financial support from other parties. Although the Company has no ownership interest in the unrelated third party that assumed the leasehold and sub-leasehold interests from the Company, that third party is considered a variable interest entity pursuant to FIN 46R. Because the primary investor in the variable interest entity currently does not have sufficient equity at risk, the Company is considered the primary beneficiary. Accordingly, the Company is required to consolidate the assets, liabilities and non-controlling interests of the variable interest entity, as well as the results of operations. At January 1, 2005 and October 2, 2004, the Company consolidated the variable interest entity’s accounts, including total assets of $3.3 and $4.0 million, respectively, comprised primarily of $2.4 and $3.1 million in cash, respectively, $0.4 million in properties and $0.5 million in other assets, to be used in the development of the properties and for payment of lease obligations, with lease reserves of approximately $3.5 and $4.0 million, respectively.

5.    ACQUISITIONS

On September 27, 1999, the Company merged with United Grocers, Inc., a grocery cooperative headquartered in Milwaukie, Oregon (the “Merger”). The effective date of the Merger was September 29, 1999. In connection with the Merger, the Company established a reserve for the closure of various facilities. Periodic charges against the reserve represent lease costs for non-subleased facilities and rental income shortfalls for subleased facilities. The amount of this reserve and current period charges against the reserve for the thirteen-week period ended January 1, 2005 are presented below.

(dollars in thousands)
Balance at October 2, 2004	$(1,694)
Charges to the reserve	144
Charges to earnings	(32)
Adjustments to the reserve	498

Balance at January 1, 2005	$(1,084)

Unified Western Grocers, Inc. and Subsidiaries

Notes to Consolidated Condensed Financial Statements (Unaudited)—(Continued)

In fiscal 2004, the Company reversed excess purchase accounting reserves for two locations whose leases were terminated through buy-out arrangements with the respective landlords, resulting in a reduction of goodwill. In addition, the Company received sublease income for one facility for which the lease reserve was initially established at the time of the Merger. As a result, the reserves were considered no longer needed and consequently, were reversed, resulting in a reduction of goodwill.

During the thirteen weeks ended January 1, 2005, the Company negotiated a buy-out agreement for one location. In addition, previously anticipated repair expenses on a second location were mitigated due to tenant actions. As a result of these activities, the respective reserves were considered no longer needed and consequently, were reversed, resulting in a reduction of goodwill.

6.    SEGMENT INFORMATION

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

Management identifies segments based on the information monitored by the Company’s chief operating decision-makers to manage the business. During fiscal 2004, management identified the insurance business as a separate reportable segment. Accordingly, the Company reclassified its segment information for the fiscal years ended September 27, 2003 and September 28, 2002. As a result, the Company has the following two reportable segments:

•	Wholesale Distribution includes the results of operations from the sale of food and general merchandise products to both Member and non-member independent and chain supermarket operators. As of January 1, 2005, the Wholesale Distribution segment represents approximately 99% of the Company’s total sales and 84.5% of total assets.

•	The Insurance segment includes the results of operations for the Company’s three insurance subsidiaries (Grocers and Merchants Insurance Service, Inc., Springfield Insurance Company and Springfield Insurance Company, Ltd.). These subsidiaries provide insurance and insurance-related services, including workers’ compensation and liability insurance policies, to both the Company and its Members primarily located in California. As of January 1, 2005, the Company’s Insurance segment collectively accounts for approximately 1% of the Company’s total sales and 12.4% of total assets.

The “all other” category includes the results of operations for the Company’s other support businesses, including its finance subsidiary, whose services are provided to a common customer base, none of which individually meets the quantitative thresholds of a reportable segment. As of January 1, 2005, the “all other” category collectively accounts for less than 1% of the Company’s total sales and 3.1% of total assets.

Unified Western Grocers, Inc. and Subsidiaries

Notes to Consolidated Condensed Financial Statements (Unaudited)—(Continued)

Information about the Company’s operating segments is summarized below.

(dollars in thousands)
	Thirteen Weeks Ended
	January 1, 2005	December 27, 2003
Net sales
Wholesale distribution	$723,212	$792,029
Insurance	8,301	8,842
All other	342	424
Inter-segment eliminations	(2,169)	(3,095)

Total net sales	$729,686	$798,200

Operating income
Wholesale distribution	$16,059	$12,805
Insurance	1,420	(162)
All other	(41)	339

Total operating income	$17,438	$12,982

Interest expense	$(3,868)	$(4,784)
Estimated patronage dividends	(8,152)	(5,053)
Income taxes	(1,536)	(1,194)

Net earnings	$3,882	$1,951

Depreciation and amortization
Wholesale distribution	$6,440	$6,979
Insurance	72	75
All other	2	11

Total depreciation and amortization	$6,514	$7,065

Capital expenditures
Wholesale distribution	$727	$1,844
Insurance	29	26
All other	—	—

Total capital expenditures	$756	$1,870

Identifiable assets
Wholesale distribution	$605,046	$655,567
Insurance	88,952	73,145
All other	22,410	32,235

Total identifiable assets	$716,408	$760,947

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

8.    PENSION AND OTHER POSTRETIREMENT BENEFITS

The Company’s employees participate in a cash balance pension plan (“Benefit Plan”) sponsored by the Company. The Benefit Plan is a noncontributory defined benefit pension plan covering substantially all employees of the Company who are not subject to a collective bargaining agreement. Under the Benefit Plan, participants are credited with an annual accrual based on years of service with the Company. The Benefit Plan balance receives an annual interest credit, currently tied to the 30-year Treasury rate that is in effect the previous November, but in no event shall the rate be less than 5%. On retirement, participants will receive a lifetime annuity based on the total cash balance in their account. The Company makes contributions to the Benefit Plan in amounts that are at least sufficient to meet the minimum funding requirements of applicable laws and regulations, but no more than amounts deductible for federal income tax purposes. Benefits under the Benefit Plan are provided through a trust and also through annuity contracts.

The Company also has an Executive Salary Protection Plan (“ESPP II”) that provides supplemental post-termination retirement income based on each participant’s final salary and years of service as an officer of the Company. Depending on when the officer became a participant in the ESPP II, final salary is defined as the highest compensation of the last three years preceding employment separation or the average of the highest five years of compensation out of the last ten years preceding employment separation. Funds are held in a rabbi trust for the ESPP II consisting primarily of life insurance policies reported at cash surrender value. In accordance with EITF No. 97-14, “Accounting for Deferred Compensation Arrangements Where Amounts Earned are Held in a Rabbi Trust,” the assets and liabilities of a rabbi trust must be accounted for as if they are assets and liabilities of the Company. The assets held in the rabbi trust are not available for general corporate purposes. In addition, all earnings and expenses of the rabbi trust are reported in the Company’s consolidated statement of earnings. The cash surrender value of such life insurance policies aggregated $11.5 million and $10.9 million at January 1, 2005 and October 2, 2004, respectively, and is included in other assets in the Company’s consolidated balance sheets. The related accrued benefit cost (representing the Company’s benefit obligation to participants) of $11.8 million and $11.2 million at January 1, 2005 and October 2, 2004, respectively, is recorded in other long-term liabilities in the Company’s consolidated balance sheets. The rabbi trust is subject to creditor claims in the event of insolvency. The ESPP II accrued benefit cost is included in the pension table below. However, the trust assets are excluded from Benefit Plan and ESPP II plan assets as they do not qualify as plan assets under SFAS No. 87, “Employers’ Accounting for Pensions” (“FAS 87”).

Unified Western Grocers, Inc. and Subsidiaries

Notes to Consolidated Condensed Financial Statements (Unaudited)—(Continued)

The components of net periodic cost for pension and other postretirement benefits for the thirteen weeks ended January 1, 2005 and December 27, 2003 consist of the following:

	Pension Benefits		Other Postretirement Benefits
	January 1, 2005	December 27, 2003	January 1, 2005	December 27, 2003
Service cost	$1,190	$1,074	$337	$355
Interest cost	1,590	1,452	864	771
Expected return on plan assets	(1,424)	(1,205)	—	—
Amortization of prior service cost	60	60	—	—
Recognized actuarial loss	8	17	108	58

Net periodic cost	$1,424	$1,398	$1,309	$1,184

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

During fiscal 2004, the Company contributed $4.2 million to the Benefit Plan and ESPP II for the 2003 plan year. At this time, the Company expects to make contributions of $4.7 million in fiscal 2005 for the 2004 plan year, which will be due by September 15, 2005. Due to changes prescribed by the Pension Funding Equity Act of 2004, which changed the interest rate used to calculate the funded current liability percentage (“FCLP”) as of January 1, 2003, the Company is not required to make quarterly contributions to the Benefit Plan for the 2004 plan year. For the 2005 plan year, however, due to a FCLP rate below 100% at January 1, 2004, the Company is required to make contributions on a prescribed quarterly basis. Therefore, commencing April 15, 2005, the Company expects to make contributions of $918,000 per quarter for the 2005 plan year. Subsequent to April 15, 2005, additional contributions will be due July 15, 2005, October 15, 2005 and January 15, 2006. The Company made no contributions to the plans during the thirteen weeks ended January 1, 2005.

At January 1, 2005, the fair value of the benefit plan assets increased to $72.5 million from $66.1 million at October 2, 2004.

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

Assuming a discount rate of 6.25% and certain other assumptions, the Company estimates that postretirement expense for fiscal 2005 will be approximately $5.2 million. Future postretirement expense will be affected by discount rates and other variables such as expected rate of compensation increases and projected health care trend rates.

9.    RELATED PARTY TRANSACTIONS

Prior to fiscal 2004, the Company purchased 80,000 shares of preferred stock (the “Series A-1 Preferred Shares”) of C&K Market, Inc. (“C&K”) for $8.0 million. Douglas A. Nidiffer, a director of the Company, is a shareholder, director and an officer of C&K. During fiscal 2004, the Company and an unrelated third party lender approved a change in the capital structure of C&K. In connection with the recapitalization, the Company exchanged its 80,000 Series A-1 Preferred Shares valued at $8.0 million and deferred dividends of approximately $1.5 million with

Unified Western Grocers, Inc. and Subsidiaries

Notes to Consolidated Condensed Financial Statements (Unaudited)—(Continued)

respect to such shares for 95,000 shares of Series A-2 Preferred Shares. The Series A-2 Preferred Shares have an 8% cumulative dividend rate, with cash dividend payments payable quarterly beginning in May 2004, subject to applicable loan agreements. The dividend rate will be adjusted on December 31, 2008 to the greater of 8% or the then current five-year U.S. Treasury Bill rate plus 5%. The original carrying value of the Series A-2 Preferred Shares was $8.0 million and will accrete to the redemption value of $9.5 million over 10 years. Separately, the Company also executed a new ten-year supply agreement with C&K. The Series A-2 Preferred Shares are eligible for redemption, at the Company’s option in an amount of up to 19,000 shares per year, beginning in December 2009 and concluding in December 2013. The controlling shareholders of C&K have provided the Company with personal guarantees with respect to the redemption of preferred shares and the payment of dividends. The Company received scheduled cash dividends of $0.2 million during the first fiscal quarter of 2005.

On December 14, 2004, the Board of Directors approved a loan to KV Mart Co., a related party, in an amount not to exceed $1.5 million. The loan was funded on December 29, 2004, for $1.1 million. The loan facilitated a lease termination in the amount of $1.1 million for which the Company was contingently liable until 2011. The loan is payable over 48 months commencing from the date of its initial funding and bears interest at the rate of prime plus 1% (currently 6.25%). See Note 20 to Notes to Consolidated Financial Statements in Part II, Item 8 of the Company’s Annual Report on Form 10-K for the year ended October 2, 2004 for additional information regarding related party transactions.

10.    NEW ACCOUNTING PRONOUNCEMENTS

In December 2004, the FASB issued SFAS No. 123(R), “Share-Based Payment,” (“SFAS No. 123R”) a revision to SFAS No. 123, “Accounting for Stock-Based Compensation.” This statement supersedes APB Opinion No. 25, “Accounting for Stock Issued to Employees.” SFAS No. 123R establishes standards for the accounting for transactions in which an entity exchanges its equity instruments for goods or services. Examples include stock options and awards of restricted stock in which an employer receives employee services in exchange for equity securities of the company or liabilities that are based on the fair value of the company’s equity securities. SFAS No. 123R requires that the cost of share-based payment transactions be recorded as an expense at their fair value determined by applying a fair value measurement method at the date of the grant, with limited exceptions. Costs will be recognized over the period in which the goods or services are received. The provisions of SFAS No. 123R are effective as of the first interim reporting period beginning after June 15, 2005 (period ending October 1, 2005). The Company currently believes that SFAS No. 123R will have no impact on its results of operations and financial condition since the Company does not provide or participate in any form of equity-based compensation.

In December 2004, the FASB issued SFAS No. 153, “Exchanges of Nonmonetary Assets, an amendment of APB Opinion No. 29, Accounting for Nonmonetary Transactions,” (“SFAS No. 153”). Previously, APB Opinion No. 29 (“APB No. 29”) provided an exception to its basic measurement principle (fair value) for exchanges of similar productive assets. APB No. 29 required that the accounting for an exchange of a productive asset for a similar productive asset or an equivalent interest in the same or similar productive asset should be based on the recorded amount of the asset relinquished. The FASB believes that exception required certain nonmonetary exchanges, although commercially substantive, be recorded on a carryover basis. The amendments made by SFAS No. 153 are based on the principle that exchanges of nonmonetary assets should be measured based on the fair value of the assets exchanged. Further, the amendments eliminate the narrow exception for nonmonetary exchanges of similar productive assets and replace it with a broader exception for exchanges of nonmonetary assets that do not have commercial substance. Commercial substance exists if the future cash flows of the entity are expected to change significantly as a result of the exchange. SFAS No. 153 is effective for nonmonetary asset exchanges occurring in fiscal periods beginning after June 15, 2005. Earlier application is permitted for nonmonetary asset exchanges occurring in fiscal periods beginning after the date of issuance. The provisions of SFAS No. 153 shall be applied prospectively. The Company does not currently believe that SFAS No. 153 will have a significant impact on its financial condition and results of operations.

In December 2004, the FASB issued FASB Staff Position No. FAS 109-1, “Application of FASB Statement No. 109, Accounting for Income Taxes, to the Tax Deduction on Qualified Production Activities Provided by the American Jobs Creation Act of 2004” (“FSP No. 109-1”). FSP No. 109-1 clarifies the guidance in FASB Statement of Financial

Unified Western Grocers, Inc. and Subsidiaries

Notes to Consolidated Condensed Financial Statements (Unaudited)—(Continued)

Accounting Standards No. 109, “Accounting for Income Taxes” (“SFAS No. 109”) that applies to the new deduction for qualified domestic production activities under the American Jobs Creation Act of 2004 (the “AJCA”). FSP No. 109-1 clarifies that the deduction should be accounted for as a special deduction under SFAS No. 109, not as a tax-rate reduction, because the deduction is contingent on performing activities identified in the AJCA. As a result, companies qualifying for the special deduction will not have a one-time adjustment of deferred tax assets and liabilities in the period the AJCA is enacted. FSP No. 109-1 requires that tax benefits resulting from the qualified domestic production activities should be recognized no earlier than the year in which they are reported in the entity’s tax return. FSP No. 109-1 is effective upon issuance (December 21, 2004). Since the tax benefits would not be recognized any earlier than the tax year ended October 1, 2005, the impact, if any, of FSP 109-1 would be reported in the Company’s financial statements no earlier than fiscal 2006. The Company is currently assessing the financial impact of FSP No. 109-1 on its consolidated condensed financial statements.

On October 13, 2004, the FASB ratified the consensus reached by the Emerging Issues Task Force (“EITF”) with respect to EITF Issue No. 04-10, “Determining Whether to Aggregate Operating Segments That Do Not Meet the Quantitative Thresholds” (“EITF No. 04-10”). EITF No. 04-10 clarified that operating segments can be aggregated only if aggregation is consistent with the objective and basic principles of FASB Statement of Financial Accounting Standards No. 131, “Disclosures about Segments of an Enterprise and Related Information” (“SFAS No. 131”), the segments have similar economic characteristics, and the segments share a majority of the aggregation criteria listed in paragraph 17 of SFAS No. 131. Paragraph 19 of SFAS No. 131 permits an entity to combine information about segments, which individually do not meet the quantitative thresholds in paragraph 18 of SFAS No. 131 to produce a reportable segment, only if segments share a majority of the aggregation criteria listed in paragraph 17 of SFAS No. 131 (i.e. similarity in the nature of the products and services, the production processes, the type or class of customers for their products and services, and if applicable the nature of the regulatory environment). Although the FASB ratified the consensus in EITF No. 04-10, the FASB staff is in the process of drafting a proposed FASB Staff Position (“FSP”) to provide guidance in determining whether two or more operating segments have similar economic characteristics. The final FSP is expected to carry an effective date for fiscal periods ending after March 15, 2005. Accordingly, the EITF agreed to delay the effective date of the consensus to coincide with that of the related FSP and has delayed the effective date pending the issuance of this FSP. The Company does not currently believe that EITF No. 04-10 will have any impact on its currently reportable segments.

In November 2004, the FASB issued SFAS No. 151, “Inventory Costs, an amendment of ARB No. 43, Chapter 4,” (“SFAS No. 151”) which amends the guidance in ARB No. 43, Chapter 4, “Inventory Pricing” to clarify the accounting for abnormal amounts of idle facility expense, freight, handling costs and spoilage. SFAS No. 151 requires that these costs be expensed as current period charges. In addition, SFAS No. 151 requires that the allocation of fixed production overhead to the costs of conversion be based on normal capacity of the production facilities. The provisions of SFAS No. 151 are effective for inventory costs incurred during fiscal years beginning after June 15, 2005; hence, the Company will adopt its provisions effective October 2, 2005, the beginning of its fiscal year 2006. The Company does not currently believe this statement will have any significant impact on the Company’s financial position or results of operations.

On March 31, 2004, the FASB ratified the consensus reached by the Task Force on EITF Issue No. 03-1, “The Meaning of Other-Than-Temporary Impairment and Its Application to Certain Investments” (“EITF No. 03-1”). EITF No. 03-1 provides guidance for determining whether certain investment securities are impaired, and requires certain additional disclosures about unrealized losses that have not been recognized as other-than-temporary impairments. The recognition provisions of this standard have been deferred. The Company included the disclosures required by EITF No. 03-1 in Note 6 of Notes to Consolidated Financial Statements in its Annual Report on Form 10-K for the fiscal year ended October 2, 2004.

In December 2003, the FASB issued revised SFAS No. 132, “Employers’ Disclosures about Pensions and Other Postretirement Benefits” (the “Statement”), which replaces existing SFAS No. 132 of the same title. All disclosure requirements required in the existing SFAS No. 132 have been retained in the revised version. The Statement requires additional disclosures regarding types of plan assets held, investment strategies, measurement dates, plan obligations, cash flows and components of net periodic benefit cost (expense). The Statement also calls for

Unified Western Grocers, Inc. and Subsidiaries

Notes to Consolidated Condensed Financial Statements (Unaudited)—(Continued)

certain information to be disclosed in financial statements for interim periods. The Company adopted this Statement in the quarter ended June 26, 2004. The disclosures required by this Statement are included in Note 8 of Notes to Consolidated Condensed Financial Statements.

In November 2003, the EITF reached a consensus on EITF Issue No. 03-10, “Application of Issue No. 02-16 by Resellers to Sales Incentives Offered to Consumers by Manufacturers” (“EITF No. 03-10”). EITF No. 03-10 addresses the accounting for manufacturers’ sales incentives offered directly to consumers, including manufacturer coupons. According to EITF No. 03-10, manufacturers’ sales incentives offered directly to consumers that do not meet certain criteria should be reflected as a reduction of revenue in the financial statements of a reseller. The consensus applied to new arrangements, including modifications to existing arrangements, entered into in fiscal periods beginning after November 25, 2003. Accordingly, for the thirteen weeks ended January 1, 2005, $23.2 million of such consideration was classified as a reduction in cost of sales, and for the fiscal quarter ended December 27, 2003, $24.2 million of such consideration was reclassified as a reduction in cost of sales with a corresponding reduction in net sales. In addition, for the thirteen weeks ended January 1, 2005, $0.2 million was classified as a reduction in distribution, selling and administrative expenses, and for the fiscal quarter ended December 27, 2003, $0.1 million was reclassified as a reduction in distribution, selling and administrative expenses with a corresponding increase in cost of sales. Comparable amounts for periods prior to fiscal 2003 were not reclassified, as reclassification is not permitted under the transition guidance. The application of the EITF had no effect on net earnings.

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

COMPANY OVERVIEW

Unified Western Grocers, Inc. (“Unified” or the “Company”) is a retailer-owned, grocery wholesale cooperative serving supermarket operators located primarily in the western United States and the South Pacific. The Company’s customers range in size from single store operators to multiple store chains. The Company operates its business in two reportable business segments: (1) Wholesale Distribution and (2) Insurance. All remaining business activities are grouped into “All Other” (see Note 6 of Notes to Consolidated Condensed Financial Statements.)

The Company sells a wide variety of products typically found in supermarkets. The Company reports all product sales in its Wholesale Distribution business or segment, which represents approximately 99% of the Company’s total sales. The Company’s customers include its owners (“member-patrons” or “Members”) and non-owners (“non-members”). Unified also provides support services to its customers, including insurance and financing. Insurance activities account for approximately 1% of total sales and are reported in its Insurance business or segment, while finance activities are grouped with the Company’s All Other business activities. The availability of specific products and services may vary by geographic region.

A California corporation organized in 1922 and incorporated in 1925, Unified does business primarily with those customers that have been accepted as Members. Members are required to meet specific member capitalization requirements, which include capital stock ownership and may include required cash deposits. In addition, each Member must meet minimum purchase requirements that may be modified at the discretion of the Company’s Board of Directors (the “Board”). An entity that does not meet Member purchase requirements or does not desire to become a Member may conduct business with Unified as a non-member customer on a non-patronage basis. The Company previously conducted business on a patronage basis with entities, known as “associate-patrons,” that did not desire to become Members. Associate-patrons had reduced minimum purchase requirements, were required to establish cash deposits and did not own shares of Unified’s capital stock. The Company does not currently have any associate-patron customers and does not intend to sell to non-members on a patronage basis in the future.

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

The Company has three separate geographical and marketing regions. The regions are Southern California, Northern California and the Pacific Northwest.

The various warehouse and manufacturing facilities operated by the Company are located in Los Angeles, Commerce, Santa Fe Springs, Stockton, Hayward, Livermore and Fresno, California and Milwaukie, Oregon. The Company also operates a bakery manufacturing facility and a milk processing plant in Los Angeles, which primarily serve the Southern California region.

Sales Activities

The Company experienced an overall sales decline of $68.5 million, or 8.6%, for the thirteen weeks ended January 1, 2005 (the “2005 Period”) as compared to the thirteen-week period ended December 27, 2003 (the “2004 Period”). Several factors contributed to the change in sales during the 2005 Period.

•	The 2004 Period included $61.0 million in short-term sales volume increase resulting from the strike/lockout of three major grocery retailers in Southern California (see discussion in “Overview of the 2005 Period” below).

•	Sales to the Company’s primary Southern California Dairy Division customer were $11.6 million in the 2004 Period. Subsequently, the customer was purchased by a competitor and began self-distributing in the 2005 Period.

•	A reduction in the Company’s All Other business activities resulted in a reduction of $0.2 million in sales over the 2004 Period.

•	Partially offsetting the above declines, the Company benefited from growth in its core business that generated a $4.3 million, or 0.6%, sales increase over the 2004 Period. The sales increase was driven primarily by growth of existing customers from new store openings and growth in the Company’s perishables initiative. The Company’s perishables initiative was launched in fiscal 2004 to help customers more effectively compete with the growing alternatives to the conventional retail grocery store. Successful customers have focused on differentiation strategies in perishable items on the perimeter of the store such as produce, service deli, service bakery and meat categories. Unified launched the initiative to emphasize the sale of these perimeter store products. This initiative is intended to help retailers improve their competitiveness through enhanced item selection and lower product cost through the Company’s ability to serve as a “single source” of perimeter store products and other grocery store products for its customers.

The Company attributes the sales growth from continuing business, in part, to the programs and services the Company provides to expand and replenish its Member base. The Company provides real estate services, equipment sales and financing to support existing Members that are remodeling or opening new stores. The Company also helps retailers introduce new products to meet changing consumer demand.

During the 2005 Period, the Company has experienced a decline in total membership due to the number of Members discontinuing their membership exceeding new Member additions during the first quarter as indicated in the following table:

Membership Activity	Number of Members
Membership count (active) as of October 2, 2004	564
New members	6
Members discontinued	(8)
Members previously discontinued whose shares were redeemed	(21)

Membership count (active) as of January 1, 2005	541

All eight of the discontinued Members and three of the new Members were the result of buy/sell arrangements where one Member sells its store to another Member, and the Company continues to supply the store. Although total membership declined, the net change in membership resulted in a $0.3 million increase in sales in the 2005 Period.

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

To effectively compete with these alternatives to the conventional retail grocery store, successful customers have focused on differentiation strategies in items on the perimeter of the store such as produce, service deli, service bakery and meat categories. In the 2004 fiscal year, Unified launched an initiative to emphasize the sale of these perimeter store products. This initiative is intended to help retailers improve their competitiveness through enhanced item selection and lower product cost through the Company’s ability to serve as a “single source” for its customers. We refer to this initiative as the Company’s perishables initiative.

Demographic changes have created more ethnic diversity in the Company’s marketplace and are also supporting the Company’s sales growth. The vast majority of Unified’s customers in its Southern California region operate retail stores in the Los Angeles and San Diego metropolitan areas with diverse ethnic populations. Unified’s customers have developed effective marketing strategies that have attracted the ethnic shopper. Populations in the Company’s Northern California and Pacific Northwest regions have also become more ethnically diverse over time, providing increased growth opportunities for Unified’s customers. Unified supports growth throughout its marketplace by working closely with vendors to offer promotions on fast-moving products to the Company’s customers and by supporting and sponsoring major events that help promote sales at the retail level.

In June 2004, the Company changed its pricing methodology on its Grocery, Frozen Food and Delicatessen lines of products. The new pricing methodology is called Consumer Driven Pricing (“CDP”). The new CDP program is designed to align the Company’s pricing with the method used by the Company’s customers. This change also allows the Company greater flexibility to adapt to changes in the marketplace and address seasonal demands to help its customers’ competitiveness.

Economic Factors

Certain business costs such as workers’ compensation, medical, benefits and fuel have risen significantly in recent periods. Additionally, wage increases occur as a result of negotiated labor contracts and the impact of inflationary cost of living adjustments. These cost increases have resulted in economic pressure on the Company’s underlying cost structure. To offset these cost increases, the Company continually develops initiatives aimed at improving business processes and managing costs to achieve reductions. The implementation of these initiatives has resulted in significant improvements throughout the Company, most notably in the Company’s distribution system, which has led to improved warehouse and transportation efficiencies. Labor efficiencies, such as the number of cases moved in the warehouse per hour of work, have increased 5.3% in the 2005 Period compared to the 2004 Period and 7.8% in the 2004 Period compared to the first fiscal quarter of 2003 due to system and process improvements.

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

Discontinued Operations and Quasi-reorganization

On September 25, 2002, the Board approved management’s plan to exit its retail operations. The Company reclassified certain accounts in the consolidated financial statements to reflect its exit from the retail business. Accordingly, certain accounts such as revenues, costs and expenses, assets and liabilities and cash flows relating to the Company’s retail operations were segregated and the net operating results, net liabilities and net cash flows of the retail operations were reported as “Discontinued Operations” in the accompanying consolidated condensed financial statements (see Note 2 of Notes to Consolidated Condensed Financial Statements).

During fiscal 2004, the Company completed its exit from the retail business. During the fiscal year ended September 27, 2003, the Company closed seven of its remaining nine operating stores and obtained binding commitments for the sale and transfer of the leasehold rights for the remaining two stores to Members, which stores were either sold or transferred in the first quarter of fiscal 2004.

The Company also evaluated its other subsidiary activities and concluded that it would exit from its unprofitable trucking, printing and security activities. Subsequent to its decision to exit retail and other unprofitable subsidiary activities, the Board approved a plan to effect a quasi-reorganization as of September 28, 2002. A quasi-reorganization is an accounting procedure that eliminates an accumulated deficit in retained earnings and permits a company to proceed on much the same basis as if it had been legally reorganized. A quasi-reorganization involves adjusting a company’s assets and liabilities to their fair values. Any remaining deficit in retained earnings is then eliminated by a transfer of amounts from paid-in capital and capital stock, if necessary, giving a company a “fresh start” and a zero balance in retained earnings. To reflect these actions, the Company wrote down certain current and non-current assets of its retail and other unprofitable businesses, including goodwill, to net realizable value. In addition, the Company established reserves for certain exit related costs including estimated operating losses, severance, lease reserves and other necessary costs expected to be incurred over the disposal period. The effect of these two actions resulted in a net accumulated deficit that was eliminated by a transfer of amounts from paid-in capital, Class A and Class B Shares (see Notes 2 and 3 of Notes to Consolidated Condensed Financial Statements).

RESULTS OF OPERATIONS

The following discussion of the Company’s financial condition and results of operations should be read in conjunction with the consolidated condensed financial statements and notes to the consolidated condensed financial statements, specifically Note 6 to Notes to Consolidated Condensed Financial Statements, Segment Information, included elsewhere in this report. Certain statements in the following discussion are not historical in nature and should be considered to be forward-looking statements that are inherently uncertain.

The following table sets forth the percentage of selected consolidated financial data of Unified expressed as a percentage of net sales for the periods indicated and the percentage increase or decrease in such items over the prior period.

	Thirteen Weeks Ended		% Change
Fiscal Period Ended	January 1, 2005	December 27, 2003	Thirteen Weeks
Net sales	100.0%	100.0%	(8.6)%
Cost of sales	89.1	90.3	(9.8)
Distribution, selling and administrative expenses	8.5	8.1	(3.5)

Operating income	2.4	1.6	34.3
Interest expense	(0.5)	(0.6)	(19.1)
Estimated patronage dividends	(1.1)	(0.6)	61.3
Income taxes	(0.3)	(0.2)	28.6

Net earnings	0.5%	0.2%	99.0%

THIRTEEN WEEK PERIOD ENDED JANUARY 1, 2005 (“2005 PERIOD”) COMPARED TO THE THIRTEEN WEEK PERIOD ENDED DECEMBER 27, 2003 (“2004 PERIOD”)

Overview of the 2005 Period.    The Company’s consolidated operating income improved by $4.4 million to $17.4 million in the 2005 Period compared to $13.0 million in the 2004 Period. The operating income for the Company’s Wholesale Distribution and Insurance segments improved over the 2004 Period, but was offset in part by a decline in the All Other category.

•	Wholesale Distribution Segment: The Wholesale Distribution segment realized an overall net improvement in operating income of $3.3 million to $16.1 million in the 2005 Period compared to $12.8 million in the 2004 Period. Improvements in margin and reductions in costs offset the marginal effect of lower sales, as described under “Company Overview – Sales Activities” above.

From October 5, 2003 to February 29, 2004, the United Food and Commercial Workers (“UFCW”) in Southern California went on strike against one of the major grocery retailers. In response, two major grocery retailers locked out the UFCW workers until the contract was settled on February 29, 2004. As a result of the strike, the Company experienced higher, non-recurring sales during the 2004 Period. The Company estimates that sales increased approximately $61.0 million during the 2004 Period as consumers began patronizing the Company’s independent grocery retailers rather than the larger grocery retail chains targeted by the strike.

The Company’s sales mix in Southern California changed slightly to accommodate the volume increase related to the strike as grocers began ordering a different mix of products to accommodate the new demands at retail. The increase in cost of sales and expenses related to efforts to support the additional strike volume did not continue beyond the strike period.

The Company experienced lower net expenses in the 2005 Period compared to the 2004 Period. Lower expenses due to a reduction in volume combined with reduced lease reserves offset increases in fuel and reserves for uncollectible accounts receivable due to non-recurring favorable collection activities on previously reserved accounts that occurred in the 2004 Period. See additional discussion under “Distribution, selling and administrative expenses – Wholesale Distribution Segment” below.

•	Insurance Segment: Operating income improved $1.6 million in the Company’s Insurance segment to $1.4 million in the 2005 Period compared to an operating loss of $0.2 million in the 2004 Period. The Company’s workers’ compensation claims development stabilized during the 2005 Period. The improvement was attributable to several factors, including improved rate adequacy, legislative reforms that have mitigated increases in loss expenses (particularly medical costs), and the continued participation of our larger risks in higher deductible policies.

•	All Other: All Other business activities primarily consist of the Company’s finance subsidiary and the consolidation of a variable interest entity as discussed in Note 4 of the Notes to Consolidated Condensed Financial Statements in Item 1. Operating income decreased $0.4 million to a loss of $41,000 in the 2005 Period compared to income of $0.34 million in the 2004 Period. The decrease in earnings is primarily due to non-recurring favorable loan collection activities on previously reserved accounts in the Company’s finance subsidiary that occurred in the 2004 Period, resulting in a reduction of expenses that was not repeated in the 2005 Period.

The following tables summarize the performance of each business segment for the 2005 and 2004 Periods.

Wholesale Distribution Segment (dollars in thousands)
	Thirteen Weeks Ended
	January 1, 2005	December 27, 2003	Difference
Gross sales	$723,212	$792,029	$(68,817)
Inter-segment eliminations	—	(553)	553

Net sales	723,212	791,476	(68,264)
Cost of sales	646,855	715,863	(69,008)
Distribution, selling and administrative expenses	60,298	62,808	(2,510)

Operating income	$16,059	$12,805	$3,254

Insurance Segment (dollars in thousands)
	Thirteen Weeks Ended
	January 1, 2005	December 27, 2003	Difference
Gross sales	$8,301	$8,842	$(541)
Inter-segment eliminations	(2,066)	(2,519)	453

Net sales	6,235	6,323	(88)
Cost of sales	3,042	4,724	(1,682)
Distribution, selling and administrative expenses	1,773	1,761	12

Operating income (loss)	$1,420	$(162)	$1,582

All Other (dollars in thousands)
	Thirteen Weeks Ended
	January 1, 2005	December 27, 2003	Difference
Gross sales	$342	$424	$(82)
Inter-segment eliminations	(103)	(23)	(80)

Net sales	239	401	(162)
Distribution, selling and administrative expenses	280	62	218

Operating (loss) income	$(41)	$339	$(380)

Net sales.    Consolidated net sales decreased $68.5 million to $729.7 million in the 2005 Period compared to the 2004 Period.

•	Wholesale Distribution Segment: Net wholesale distribution sales decreased $68.3 million to $723.2 million in the 2005 Period compared to the 2004 Period.

•	Wholesale distribution sales decreased approximately $61.0 million due to the temporary non-recurring sales in the 2004 Period as a result of the UFCW strike.

•	Sales decreased $11.6 million to the Company’s largest Southern California Dairy Division customer, who was purchased by a competitor and began self-distributing in the 2005 Period.

•	Sales increased by approximately $4.3 million due primarily to new membership, the distribution volume of existing member-patrons’ expansion to new store locations, and growth in perimeter-store products such as meat, produce and other perishable products. Perimeter-store products drove the growth in sales, while grocery and general merchandise sales declined compared to the 2004 Period. The decline in grocery and general merchandise was the result of continued competitive pressures in the marketplace from alternate format food stores (warehouse stores and supercenters) that are influencing shoppers’ buying practices, and certain customers buying more product directly from manufacturers.

•	Insurance Segment: Net sales decreased $0.1 million to $6.2 million in the 2005 Period compared to the 2004 Period. The Company’s policy volume was stable while rates declined slightly compared to the 2004 Period. Participation in higher deductible policies also remained stable compared to the 2004 Period.

•	All Other: Net sales decreased $0.2 million to $0.2 million in the 2005 Period compared to the 2004 period.

Cost of sales.    Consolidated cost of sales were $649.9 million for the 2005 Period and $720.6 million for the 2004 Period and comprised 89.1% and 90.3% of consolidated net sales for the 2005 and 2004 Periods, respectively.

•	Wholesale Distribution Segment: Cost of sales decreased by $69.0 million to $646.9 million in the 2005 Period compared to the 2004 Period. As a percentage of net wholesale sales, cost of sales was 89.4% and 90.4% for the 2005 and 2004 Periods, respectively. Several factors contributed to the 1.0% decrease in cost of sales as a percentage of net wholesale sales.

•	A change in product and Member sales mix contributed to a 0.54% reduction in cost of sales as a percent of sales.

•	Efforts to support the sales increase in the 2004 Period resulting from the UFCW strike led to a temporary 0.26% increase in the cost of sales. The Company’s sales mix in Southern California changed slightly to accommodate the volume increase related to the strike as grocers began ordering a different mix of products to accommodate the new demands at retail. The increase in cost of sales related to efforts to support the additional strike volume did not continue beyond the strike period.

•	The Company increased the markup on its Grocery, Frozen Food and Delicatessen product lines due to the implementation of the Company’s new Consumer Driven Pricing Program in June 2004, resulting in a 0.20% reduction in cost of sales as a percent of sales.

•	Insurance Segment: Cost of sales decreased by $1.7 million to $3.0 million in the 2005 Period compared to the 2004 Period. In the 2004 Period, the Company incurred additional workers’ compensation losses due to unfavorable claims development for older accident years. However, workers’ compensation claims losses stabilized during the 2005 Period, resulting in decreased cost of sales.

Distribution, selling and administrative expenses.    Consolidated distribution, selling and administrative expenses were $62.4 million and $64.6 million in the 2005 Period and 2004 Period, respectively, and comprised 8.5% and 8.1% of net sales for the 2005 and 2004 Periods, respectively.

•	Wholesale Distribution Segment: Distribution, selling and administrative expenses of $60.3 million for the 2005 Period were $2.5 million lower than in the 2004 Period and comprised 8.3% and 7.9% of net wholesale sales for the 2005 and 2004 Periods, respectively. Of the $2.5 million decrease, $1.9 million related to decreased volume while the remaining net decrease of $0.6 million was attributable to specific factors. Certain factors are considered non-recurring in nature while others may represent on-going changes to the Company’s cost structure. The following discussion outlines these changes.

The unfavorable factors contributing to the increase in cost as a percent of sales are as follows:

•	Cost leveraging: The decrease in net sales caused fixed costs to be spread over lower sales, thereby increasing costs as a percent of net sales by 0.44%.

•	Allowances for uncollectible accounts receivable: Expenses increased $0.6 million, or 0.08% of net sales. The Company provided $0.3 million for uncollectible accounts receivable in the 2005 Period, while favorable collections on previously reserved accounts receivable in the 2004 Period resulted in a $0.3 million reduction of expenses.

•	Diesel fuel: The Company’s fuel costs increased $0.4 million, or 0.08% of net sales, to $1.7 million in the 2005 Period compared to the 2004 Period as a result of increasing fuel prices.

The favorable factor contributing to the reduction in cost as a percent of sales is as follows:

•	Lease Reserves: The Company is contingently liable on leases for various properties and retail stores. Lease reserves have been established for certain of these properties and retail stores that are not currently utilized for operations. These reserves are adjusted for changes in estimated vacancy periods and projected sublease income. There were no lease reserve expenses for the 2005 period, while lease reserve expenses were $1.6 million for the 2004 Period, resulting in a decrease in expenses of $1.6 million, or 0.2% of net sales.

•	Insurance Segment: Distribution, selling and administrative expenses for the Insurance segment were $1.8 million for the 2005 and 2004 Periods.

•	All Other: Distribution, selling and administrative expenses for the Company’s All Other business activities for the 2005 Period were $0.3 million compared to $0.1 million for the 2004 Period. The Company’s finance subsidiary expenses increased $0.2 million compared to the 2004 Period due to non-recurring favorable loan collection activities on previously reserved accounts that occurred in the 2004 Period, resulting in a reduction of expenses that was not repeated in the 2005 Period.

Interest.    Interest expense was $3.9 million and $4.8 million and comprised 0.5% and 0.6% of consolidated net sales for the 2005 and 2004 Periods, respectively. Interest expense on the Company’s primary debt instruments declined $0.7 million over the 2004 Period related primarily to a reduction in weighted average borrowings.

•	Weighted Average Borrowings: Interest expense declined $0.6 million over the 2004 Period due to a reduction in the Company’s weighted average borrowings. Weighted average borrowings were reduced by $42.1 million due to improved cash flow from operations, working capital improvements and the Company’s Equity Enhancement Program (see “Equity Enhancement Plan” below).

•

Interest Rates:    Interest expense declined $0.1 million over the 2004 Period due to a reduction in the average borrowing rate for the Company’s revolving line of credit. The Company’s average borrowing rate for the combined primary debt, made up of the revolving line of credit and senior secured notes, was 6.0% for both the 2005 and 2004 Periods. Several offsetting factors contributed to the stable interest rates. First, the Company realized a reduction in its interest rate margin over the base borrowing rate on its revolving line of credit due to achieving certain financial results. Second, the base borrowing rate on the revolver increased over the 2004 Period, partially offsetting the reduction in margin. Third, reductions in borrowings on the lower interest revolver compared to the senior notes resulted in a higher average borrowing rate. The Company believes it will be able to sustain the financial performance measures required to maintain the current interest rate margins.

The Company’s borrowings on its revolving credit agreement are subject to market rate fluctuations. A 25 basis point change in the market rate of interest over the period would have resulted in a $0.1 million increase or decrease in corresponding interest expense.

Changes in secondary debt instruments resulted in a $0.2 million decrease in expense in the 2005 Period as compared to the 2004 Period.

Estimated patronage dividends.    Estimated patronage dividends for the 2005 Period were $8.2 million, compared to $5.1 million in the 2004 Period, an increase of 61.3%. Patronage dividends for the 2005 Period consisted of the patronage earnings from the Company’s three patronage earnings divisions: the Southern California Dairy Division, the Pacific Northwest Dairy Division and the Cooperative Division. For the 2005 and 2004 Periods, respectively, the Company had patronage earnings of $2.5 million and $2.9 million in the Southern California Dairy Division, $0.1 million and $0.1 million in the Pacific Northwest Dairy Division and $5.6 million and $2.1 million in the Cooperative Division.

Income taxes.    The Company’s effective income tax rate was 28.3% for the 2005 Period compared to 38.0% for the 2004 Period. During the first quarter of 2005, the Company recognized a $0.4 million tax benefit with respect to a dividends received deduction. The Company estimates that its effective tax rate will be 37% to 38% for the remainder of fiscal 2005.

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

CASH FLOW

The positive impact of working capital initiatives implemented in fiscal 2003 continued into the 2005 Period. As a result, the Company continued to generate positive cash flow from operations, which was used during the 2005 Period for investing and financing activities, including increased long-term notes receivable, payment of long-term debt and redemption of Member shares. As a result, net cash consisting of cash and cash equivalents increased by $3.8 million to $47.2 million for the 2005 Period compared to $43.4 million as of the fiscal year ended October 2, 2004.

The following table summarizes the impact of operating, investing and financing activities from operations, and cash utilized for discontinued operations, on the Company’s cash flows for the 2005 and 2004 Periods:

(dollars in thousands)
Summary of Net Increase (Decrease) in Total Cash Flows	2005	2004	Difference
Cash provided by operating activities	$16,440	$32,083	$(15,643)
Cash utilized by investing activities	(8,956)	(6,130)	(2,826)
Cash utilized by financing activities	(3,595)	(534)	(3,061)

Net increase (decrease) in cash flows from operations	3,889	25,419	(21,530)
Cash utilized by discontinued operations	(87)	(2,356)	2,269

Total increase (decrease) in cash flows	$3,802	$23,063	$(19,261)

Net cash generated from operating, investing and financing activities decreased by $21.5 million to $3.9 million for the 2005 Period compared to $25.4 million for the 2004 Period. The decrease in net cash for the 2005 Period consisted of a reduction in cash provided from operating activities of $15.6 million (due primarily to a reduction in accounts payable) in addition to increased amounts used in investing activities of $2.8 million and financing activities of $3.1 million. Cash used by discontinued operations was reduced to $0.1 million for the 2005 Period compared to $2.4 million for the 2004 Period (see Note 2 of Notes to Consolidated Condensed Financial Statements). Working capital was $97.7 million and $98.4 million and the current ratio was 1.3 at January 1, 2005 and October 2, 2004, respectively.

Operating Activities:    Net cash provided by operating activities decreased by $15.6 million to $16.4 million for the 2005 Period compared to $32.0 million for the 2004 Period. The decline in cash provided by operating activities compared to the 2004 Period was attributable to the impact of working capital management initiatives implemented in fiscal 2003 that continued to further benefit the 2005 Period, but at a reduced amount as the Company approached desired levels. The Company continues to make improvements in reducing its inventory and accounts receivable levels; however, future working capital reductions are not expected to be as pronounced as was experienced in the 2004 and 2003 Periods. During the 2005 Period, the Company experienced positive cash flows as a result of a decrease in inventories of $13.6 million; subsequently, this cash was used to reduce accounts payable and accrued liabilities by $9.2 million.

Investing Activities:    Net cash used in investing activities increased by $2.8 million to $8.9 million for the 2005 Period compared to $6.1 million utilized in the 2004 Period. The increase in cash used for investing activities during the 2005 Period as compared to the 2004 Period was due mainly to increased long-term notes receivable of $4.8 million, reflecting an increase in new loans to Members by the Company’s Cooperative Division and financing subsidiary, as well as increases in net investments of $0.6 million by the Company’s insurance subsidiaries, consisting of the purchase and sale of securities to replace maturing investments in its portfolio. This $5.4 million increase in cash utilized was partially offset by reduced capital expenditures of $1.1 million and reduced expenditures for other assets of $1.5 million. Spending on investing activities is expected to be funded by existing cash balances, cash generated from operations or additional borrowings.

Financing Activities:    Net cash utilized by financing activities was approximately $3.6 million for the 2005 Period compared to $0.5 million for the 2004 Period. Increased cash used by financing activities for the 2005 Period as compared to the 2004 Period reflects $4.1 million in cash used to reduce existing short-term and long-term debt, in addition to $1.4 million in cash used to redeem Member shareholdings. This was partially offset by non-recurring payments for deferred financing fees of $2.6 million which occurred in the 2004 Period. Cash used by financing activities is expected to be funded by the Company’s improved operating cash flow, lower working capital and the positive impact of the Equity Enhancement Plan to meet operating and capital spending requirements.

Equity Enhancement Plan

In fiscal 2002, the Company implemented the first part of an equity enhancement plan designed to build equity in the Company for future investment in the business and other infrastructure improvements. In fiscal 2002, a portion of the patronage dividend was retained in the form of patronage dividend certificates that mature in 5 years. In November 2002, the Company amended its Bylaws, increasing the required holdings of Class A Shares from 100 shares in fiscal 2002 to 350 shares by the end of fiscal 2007. In addition, in fiscal 2003, the Company introduced a new class of capital stock, denominated “Class E Shares.” Class E Shares were issued as part of the patronage dividends issued in fiscal years 2004 and 2003 for the Cooperative Division and may be issued in future years at the discretion of the Board. Accordingly, improvement in Member capital is expected to continue in future years as more cash is retained by the Company rather than paid as a component of the patronage dividend for the Cooperative Division. In addition, the cash received from the increased Class A Share requirement is expected to continue the improvement in Member capital in future years.

Bank Credit Facility

The Company refinanced its $200.0 million revolving credit agreement in fiscal 2004 with a new $225.0 million revolving credit agreement. The new expanded facility, combined with borrowing levels under the new facility of $83.0 million at January 1, 2005, increases the availability of capital accessible by the Company.

Discontinued Operations

The Company’s exit from its retail business in fiscal 2003 further benefited the Company’s cash position by allowing it to preserve working capital that would otherwise have been used to fund the unprofitable retail operations. Net cash used for discontinued operations was approximately $0.1 million and $2.4 million in the 2005 Period and 2004 Period, respectively.

Off-Balance Sheet Arrangements

As of the date of this report, with the exception of the transaction disclosed in Note 4 of Notes to Consolidated Condensed Financial Statements, the Company does not participate in transactions that generate relationships with unconsolidated entities or financial partnerships, such as entities often referred to as structured finance or special purpose entities, which would have been established for the purpose of facilitating off-balance sheet arrangements or other contractually narrow or limited purposes.

CONTRACTUAL OBLIGATIONS AND COMMERCIAL COMMITMENTS

At January 1, 2005, the Company was contingently liable with respect to 14 lease guarantees for certain Members with commitments expiring through 2017. The Company believes the locations underlying these leases are marketable and, accordingly, that it will be able to recover a substantial portion of the guaranteed amounts in the event the Company is required to satisfy its obligations under the guarantees. In addition to the lease guarantees, the Company also guarantees certain third-party loans issued to Members and standby letters of credit to certain vendors. Accordingly, with respect to the third-party loan guarantees, the Company would be required to pay these obligations in the event of default by the Member. The Company would only be obligated under the standby letters of credit to the extent of any amount utilized by the vendor.

During fiscal 2004, the Company entered into a lease guarantee with one of its Members. The guarantee has a ten-year term, and as of January 1, 2005 and October 2, 2004, the maximum potential amount of future payments that the Company could be required to make as a result of the Member’s non-payment of rent is approximately $3.0 million. Pursuant to Financial Accounting Standards Board Interpretation No. 45, “Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others,” Unified has recorded a liability in connection with this guarantee arrangement. This liability, which amounts to approximately $0.1 million at January 1, 2005 and October 2, 2004, represents the premium receivable from the Member as consideration for the guarantee, and is deemed to be the fair value of the lease guarantee. The Company does not believe, based on historical experience and information currently available, that it is probable that any amounts will be required to be paid under this guarantee arrangement.

The Company’s contractual obligations and commercial commitments at January 1, 2005 are summarized as follows:

(dollars in thousands)
	Payments due by period
Contractual Obligations	Total	Less than 1 year	1-3 years	4-5 years	More than 5 years
Senior secured notes	$97,437	$6,011	$13,508	$77,918	$—
Revolving lines of credit	83,000	—	—	83,000	—
Operating lease obligations	142,214	24,647	51,219	20,778	45,570
Capital lease obligations	435	214	221	—	—
Other long-term obligations	12,876	2,840	10,036	—	—
Secured borrowings to banks, including standby repurchase obligations	669	351	318	—	—
Projected interest on contractual obligations	30,200	8,363	14,505	7,332	—

Total contractual cash obligations	$366,831	$42,426	$89,807	$189,028	$45,570

(dollars in thousands)
	Payments due by period
Other Commercial Commitments	Total	Less than 1 year	1-3 years	4-5 years	More than 5 years
Standby letters of credit	$8,173	$8,173	$—	$—	$—
Lease and loan guarantees	25,013	4,871	13,558	3,002	3,582

Total commercial commitments	$33,186	$13,044	$13,558	$3,002	$3,582

The projected interest component on the Company’s contractual obligations was estimated based on the prevailing or contractual interest rates for the respective obligations over the period of the agreements.

OUTSTANDING DEBT AND OTHER FINANCING ARRANGEMENTS

The Company’s notes payable and scheduled maturities are summarized as follows:

(dollars in thousands)
	January 1, 2005	October 2, 2004
Senior secured notes expiring April 1, 2008, (interest rate of 7.72% at January 1, 2005 and October 2, 2004); approximately $865 principal and interest payable monthly through April 1, 2008, remaining $36.0 million due April 1, 2008	$56,503	$57,409

Senior secured notes expiring October 1, 2009, payable monthly, interest only (interest rate of 8.71% at January 1, 2005 and October 2, 2004)	40,934	40,984

Notes to banks under secured revolving credit agreement expiring December 5, 2007, interest rate at the lender’s base rate plus 0. 50% or adjusted LIBOR (2.23% plus 1.50% at January 1, 2005 and 1.34% plus 1.50% at October 2, 2004)	83,000	88,000

Secured borrowings to banks, collateralized by member loans receivable, repayment based on terms of underlying collateral	669	765

Redemption subordinated notes, payable in twenty quarterly installments plus interest at 6.0%	481	751

Capital investment notes (subordinated), interest at 5.0%, maturity dates through 2007	12,395	12,616

Obligations under capital leases	435	808

Total notes payable	194,417	201,333
Less portion due within one year	9,416	9,639

	$185,001	$191,694

The Company had a total of $97.4 million and $98.4 million outstanding in senior secured notes to certain insurance companies and pension funds under a note purchase agreement dated September 29, 1999 (as amended, the “Senior Note Agreement”) at January 1, 2005 and October 2, 2004, respectively. During fiscal 2004, the interest rate on these notes was reduced 25 basis points as a result of the Company achieving improved performance in fiscal 2003.

In addition, the Company has a $225.0 million secured revolving credit facility (“Revolving Credit Agreement”) with a group of banks for which Harris Trust and Savings Bank is serving as Administrative Agent. The Revolving Credit Agreement expires on December 5, 2007 and bears interest at either LIBOR plus an applicable margin (1.00% to 2.00%), or the lender’s base rate plus an applicable margin (0.00% to 0.75%). In each case, the applicable margin is based on the ratio of funded debt to operating cash flow. The Revolving Credit Agreement permits advances of up to 85% of eligible accounts receivable and 65% of eligible inventories. The Revolving Credit Agreement is collateralized by the accounts receivable and inventories of the Company and certain subsidiaries. The Company had $83.0 million and $88.0 million outstanding under the Revolving Credit Agreement at January 1, 2005 and October 2, 2004, respectively.

The Revolving Credit Agreement and the Senior Note Agreement as amended each contain customary representations, warranties, financial covenants and default provisions for these types of financing. Obligations under these credit agreements are senior to the rights of Members with respect to required deposits, patronage dividend certificates and subordinated notes. Both the Revolving Credit Agreement and the Senior Note Agreement limit the incurrence of additional funded debt and the incurrence of liens except permitted liens. Examples of default conditions include the failure to pay an installment of principal or interest under the agreements, the making of false representations and warranties, and non-compliance with one or more financial covenants (minimum tangible net worth, fixed charge coverage ratio and funded debt to earnings before interest, income taxes, depreciation, amortization and patronage dividends, “EBITDAP”). The Revolving Credit Agreement and the Senior Note Agreement both limit distributions to shareholders (including the repurchase of shares) to designated permitted redemptions, and prohibit all distributions and payments on Patronage Dividend Certificates when an event of default has occurred and is continuing. In the event the Company is not in compliance with the financial covenants of the Revolving Credit Agreement and the Senior Note Agreement, the continued availability of loan funds or the terms upon which such loans would be available could be negatively impacted, and the impact to the Company could be material. As of January 1, 2005, the Company was in compliance with all applicable covenants of its Revolving Credit Agreement and Senior Note Agreement.

A $10.0 million credit agreement with a third party bank is collateralized by Grocers Capital Company’s (“GCC”) Member loan receivables. GCC is a wholly owned subsidiary of the Company whose primary function is to provide financing to Members who meet certain credit requirements. Funding for loans is derived from the cash reserves of GCC, as well as the $10.0 million credit facility. The credit agreement, which was amended and restated in fiscal 2004, matures on June 9, 2007. Amounts advanced under the credit agreement bear interest at prime (5.25% and 4.75%) or Eurodollar (2.56% and 2.01%) plus 2.25% at January 1, 2005 and October 2, 2004, respectively. The unused portion of the credit line is subject to a commitment fee of 0.125%. The applicable rate is determined at the Company’s discretion. GCC had no borrowings outstanding at January 1, 2005 or October 2, 2004.

Member loan receivables are periodically sold by GCC to the third party bank through a loan purchase agreement. This loan purchase agreement, which was amended and restated in fiscal 2004, matures on June 9, 2007. Total loan purchases under the agreement are limited to a total aggregate principal amount outstanding of $70.0 million. The loan purchase agreement does not qualify for sale treatment pursuant to SFAS No. 140, “Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities” and, accordingly, the Company accounts for the transfer of these financial assets as a secured borrowing with a pledge of collateral. The aggregate amount of secured borrowings with the third party bank was $0.7 million and $0.8 million at January 1, 2005 and October 2, 2004, respectively. The pledged collateral included in current notes receivable was $0.4 million and $0.4 million and non-current amounts were $0.3 million and $0.4 million at January 1, 2005 and October 2, 2004, respectively. The notes receivable generally bear interest at rates averaging prime plus 2.00%, are paid monthly and have maturity dates ranging from 2005 to 2007.

On September 27, 1999, the Company merged with United Grocers, Inc. (“United”), a grocery cooperative headquartered in Milwaukie, Oregon (the “Merger”). Pursuant to the Merger, Unified agreed to repurchase excess Class B Shares held by former shareholders of United that were received in the Merger and tendered for redemption prior to January 28, 2001. The price paid for the excess Class B Shares was the book value as of April 2, 1999 of the shares of the Company’s common stock for which the excess Class B Shares were exchanged in the Merger. The Company purchased such shares by issuing notes referred to as “redemption subordinated notes,” which are payable in twenty equal quarterly principal installments and bear interest at 6% per year. During the thirteen weeks ended January 1, 2005, the Company paid $0.3 million on the notes.

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

The Company has also guaranteed certain loans made directly to Members by third-party lenders. At January 1, 2005 the maximum principal amount of these guarantees was $0.1 million. Member loans, provided by the Company and third parties, are generally secured with collateral, which usually consists of personal and real property owned by Members and personal guarantees of Members.

PATRON DEPOSITS AND PATRONAGE DIVIDENDS

Members are required to meet specific Member capitalization requirements, which include capital stock ownership and may include required cash deposits. In addition, each Member must meet minimum purchase requirements that may be modified at the discretion of the Company’s Board of Directors (the “Board”). Unified currently requires each Member to hold Class B Shares having an issuance value equal to approximately twice the amount of certain of the Member’s average weekly purchases, except for meat and produce that are subject to a one week requirement (the “Class B Share requirement”). If purchases are not made weekly, the average weekly purchases are based on the number of weeks actually purchased. The Class B Share requirement is determined twice a year, at the end of the Company’s second and fourth fiscal quarters, based on the Member’s purchases from the Cooperative Division during the preceding four quarters.

In October 2004, the Board approved certain modifications to the Class B Share requirement, effective as of March 31, 2005. The purpose of the new plan is to encourage Member growth by offering a reduced requirement if certain qualifications are met and to provide a cap on the investment requirement at certain volume levels. The Standard Class B Investment requirement (“SBI”) is twice the amount of certain average weekly purchases, except for meat and produce, which are one times average weekly purchases. Members may apply for a Reduced Class B Investment (“RBI”), which requires Members to pay for their purchases electronically on the current due date and demonstrate credit worthiness. The RBI is based on a sliding scale such that additional purchase volume marginally reduces the requirement as a percentage of purchase volume. Members who do not apply for the RBI would remain on the SBI. These modifications are scheduled to be effective with the second quarter fiscal 2005 recalculation of the Class B Share requirement.

In accordance with the Company’s Bylaws, Members must satisfy their Class B Share requirement entirely through the holding of Class B Shares by the end of the sixth year of membership. New Members may satisfy their Class B Share requirement over the five consecutive fiscal years commencing with the first year after admission as a Member at the rate of 20% per year if a subordinated cash deposit (“Required Deposit”) is maintained. Periodically, Members with deposit deficiencies will be allowed to build the minimum cash deposit requirement over time, typically a 26-week period that is billed to the Member. Members may also maintain deposits with Unified in excess of such required amounts. Unified pays no interest on Required Deposits. However, interest is paid at the prime rate for cash deposits in excess of the Member’s Required Deposit. All such deposits of a Member are maintained in the Member’s deposit account.

Former United members who did not have sufficient amounts in their deposit accounts immediately following the Merger were provided with alternatives to eliminate the deficiency over time. The requirement for a Member to maintain the subordinated deposit account may be eliminated if the Member holds sufficient Class B Shares to satisfy the Class B Share requirement. This is accomplished by acquiring and holding Class B Shares with initial issuance values equal in the aggregate to the dollar value of the Class B Share requirement. The initial issuance value of Class B Shares is equal to the purchase price for the shares, which fluctuates.

Members are required to execute subordination agreements providing for the pledging of their Required Deposit accounts to Unified and the subordination of the Member’s right to repayment of their Required Deposit to the prior payment in full of senior indebtedness of Unified.

Upon request, the Company will return to Members the amount of the cash deposit that is in excess of the Required Deposit amount (“Excess Deposits”) provided that the Member is not in default of any of its obligations to Unified. Members may have cash in their deposit accounts that exceed the required amounts if the Members’ purchases during the period when the Required Deposit amount is determined to have declined from the previous measuring period or the Members have received cash patronage dividends, which are deposited into the Members’ deposit accounts. If membership status is terminated, Members are entitled to have their cash deposits returned, less amounts owed to Unified. Any shares held by such withdrawing Member are subject to repurchase as described under “Redemption of Capital Stock.” In all cases, a return of that portion of the Member’s cash deposits that consists of Required Deposits will be governed by the applicable subordination provisions and will be returned only to the extent permitted by the subordination provisions. In addition, a withdrawing Member is entitled to recover Required Deposits in excess of its obligations to Unified if permitted by the applicable subordination provisions.

Unified’s obligation to repay Members’ Required Deposit accounts on termination of Member status (once the Member’s obligations to Unified have been satisfied) is reported as a long-term liability on Unified’s consolidated condensed balance sheets. Excess Deposits are not subordinated to Unified’s other obligations and are reported as short-term liabilities on Unified’s consolidated condensed balance sheets. At January 1, 2005 and October 2, 2004, Unified had $16.7 and $12.8 million, respectively, in “Patrons’ required deposits” and $18.4 and $12.9 million, respectively, in “Patrons’ excess deposits and estimated patronage dividends” (of which $11.6 and $10.1 million, respectively, represented excess cash deposits as previously defined).

Prior to the fiscal year ended September 28, 2002, Unified typically distributed at least 20% of the non-dairy patronage dividends in cash and 80% in Class B Shares to its Members. For fiscal 2002, patronage dividends for the Cooperative Division were paid in Class B Shares and patronage dividend certificates (“Patronage

Certificates”). Patronage Certificates have a term of five years and an interest rate approximating the five-year treasury rate as such rate exists at fiscal year end, and such rate is to be adjusted annually thereafter to approximate the same benchmark interest rate on each anniversary of the fiscal year end.

In fiscal 2003, the Company issued $3.3 million of Patronage Certificates as a portion of its patronage dividends for fiscal 2002. These Patronage Certificates are included in subordinated patronage dividend certificates in the accompanying consolidated balance sheets.

In December 2002, as part of its fiscal 2003 equity enhancement plan, the Board and the shareholders authorized the creation of a new class of equity, denominated “Class E Shares.” The new Class E Shares were issued as a portion of the patronage dividends issued for the Cooperative Division in 2004 and 2003, and may be issued as a portion of the patronage dividends issued for the Cooperative Division in future periods, as determined annually at the discretion of the Board. The Class E Shares have a stated value of $100 per share, and are non-voting and non-dividend bearing equity securities. Class E Shares are transferable only with the consent of the Company.

For fiscal 2004 and 2003, patronage dividends in the Cooperative Division were paid to Members in the form of:

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

As a California corporation, the Company is subject to the provisions of the California General Corporation Law, including Section 500, which limits the ability of the Company to make distributions, including distributions to repurchase its own shares and make any payments on notes issued to repurchase Unified shares. Section 500 permits such repurchase and note payments only when retained earnings calculated in accordance with generally accepted accounting principles equal or exceed the amount of any proposed distribution or an alternative asset/liability ratio test is met.

On October 22, 2004, the Company repurchased 71 shares of the Company’s Class B Shares that had been tendered and were pending redemption. The Company paid approximately $0.01 million to redeem the shares. On December 15, 2004, the Board authorized the repurchase on December 30, 2004 of 3,100 shares of the Company’s Class A Shares and 24,174 shares of the Company’s Class B Shares that had been tendered and were pending redemption. The Company paid approximately $0.5 million and $4.3 million, respectively, to redeem the shares.

On December 20, 2004, the Company retired 7,799 of its Class B Shares (with an approximate value of $1.2 million) formerly owned by SavMax Foods, Inc. (“SavMax”), a wholly-owned subsidiary of the Company, whose operations were discontinued effective September 28, 2002. The authority for such retirement was broadly provided on September 25, 2002, when the Board approved the Company’s exit of its retail operations. The retirement of SavMax’s ownership of the Class B Shares of the Company is one of the final steps necessary to complete dissolution of this subsidiary.

PENSION AND POSTRETIREMENT BENEFIT PLANS

The Company’s employees participate in a cash balance pension plan (“Benefit Plan”) sponsored by the Company. The Benefit Plan is a noncontributory defined benefit pension plan covering substantially all employees of the Company who are not subject to a collective bargaining agreement. Under the Benefit Plan, participants are credited with an annual accrual based on years of service with the Company. The Benefit Plan balance receives an annual interest credit, currently tied to the 30-year Treasury rate that is in effect the previous November, but in no event shall the rate be less than 5%. On retirement, participants will receive a lifetime annuity based on the total cash balance in their account. The Company makes contributions to the Benefit Plan in amounts that are at least sufficient to meet the minimum funding requirements of applicable laws and regulations, but no more than amounts deductible for federal income tax purposes. Benefits under the Benefit Plan are provided through a trust and also through annuity contracts.

The Company also has an Executive Salary Protection Plan (“ESPP II”) that provides supplemental post-termination retirement income based on each participant’s final salary and years of service as an officer of the Company. Depending on when the officer became a participant in the ESPP II, final salary is defined as the highest compensation of the last three years preceding employment separation or the average of the highest five years of compensation out of the last ten years preceding employment separation. Funds are held in a rabbi trust for the ESPP II consisting primarily of life insurance policies reported at cash surrender value. In accordance with EITF No. 97-14, “Accounting for Deferred Compensation Arrangements Where Amounts Earned are Held in a Rabbi Trust,” the assets and liabilities of a rabbi trust must be accounted for as if they are assets and liabilities of the Company. The assets held in the rabbi trust are not available for general corporate purposes.

The Company accounts for its Benefit Plan and ESPP II in accordance with SFAS No. 87, “Employers’ Accounting for Pensions,” which requires the Company to make actuarial assumptions that are used to calculate the carrying value of the related assets and liabilities and the amount of expenses to be recorded in the Company’s consolidated condensed financial statements.

The Company’s fiscal 2004 pension expense was calculated based upon a number of actuarial assumptions, including an expected long-term rate of return on plan assets of 8.50%. In developing the long-term rate of return assumption, the Company evaluated historical asset class returns based on broad equity and bond indices. The expected long-term rate of return on plan assets assumes an asset allocation of approximately 65% equity and 35% fixed income financial instruments. The Company regularly reviews with its third party advisors the asset allocation and periodically rebalances the investment mix to achieve certain investment goals when considered appropriate. Actuarial assumptions, including the expected rate of return, are reviewed at least annually, and are adjusted as necessary. Lowering the expected long-term rate of return on the Company’s plan assets by 0.50% (from 8.50% to 8.00%) would have increased its projected pension expense for fiscal 2005 by approximately $0.3 million.

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

The Company’s net periodic benefit cost for its combined pension and other postretirement benefits was approximately $2.7 million for the thirteen-week period ended January 1, 2005 compared to $2.6 million for the thirteen-week period ended December 27, 2003.

During fiscal 2004, the Company contributed $4.2 million to the Benefit Plan and ESPP II for the 2003 plan year. At this time, the Company expects to make contributions of $4.7 million in fiscal 2005 for the 2004 plan year, which will be due by September 15, 2005. Due to changes prescribed by the Pension Funding Equity Act of 2004, which changed the interest rate used to calculate the funded current liability percentage (“FCLP”) as of January 1, 2003, the Company is not required to make quarterly contributions to the Benefit Plan for the 2004 plan year. For the 2005 plan year, however, due to a FCLP rate below 100% at January 1, 2004, the Company is required to make contributions on a prescribed quarterly basis. Therefore, commencing April 15, 2005, the Company expects to make contributions of $918,000 per quarter for the 2005 plan year. Subsequent to April 15, 2005, additional contributions will be due July 15, 2005, October 15, 2005 and January 15, 2006. The Company made no contributions to the plans during the thirteen weeks ended January 1, 2005.

At January 1, 2005, the fair value of the benefit plan assets increased to $72.5 million from $66.1 million at October 2, 2004.

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

Assuming a discount rate of 6.25% and certain other assumptions, the Company estimates that postretirement expense for fiscal 2005 will be approximately $5.2 million. Future postretirement expense will be affected by discount rates and other variables such as expected rate of compensation increases and projected health care trend rates.

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

Unified’s management deals with many risks and uncertainties in the normal course of business. Readers should be aware that the occurrence of the risks, uncertainties and events described in the risk factors below and elsewhere in this Form 10-Q could have an adverse effect on the Company’s business, results of operations and financial position.

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

Continued consolidation in the industry, consolidation among the Company’s suppliers, new entrants and trends toward vertical integration could create additional competitive pressures that reduce margins and adversely affect the Company’s business, financial condition and results of operations.

On October 11, 2003, members of the United Food and Commercial Workers union (“UFCW”) in Southern California went on strike against one of the area’s large grocery retail chains. At the time of the strike, the retailer’s other two bargaining partners agreed to lock out workers until a contract settlement was reached. As a result of the strike, which was settled on February 26, 2004, the Company experienced higher sales during the first and second quarters of fiscal 2004 as some consumers began patronizing independent retailers rather than the larger grocery retail chains targeted by the strike. Following the resolution of the strike, the Company experienced a reduction in sales from the strike volume levels as consumers returned to their prior shopping patterns. The Company experienced a mixed result following the strike, as some retailers were able to retain new patrons gained during the strike, while other retailers’ volume returned to more normalized levels. Due to the many factors involved, an exact measurement of benefit from the additional volume and sales retained following the strike cannot be precisely determined.

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

We may not have adequate resources to fund our operations.    The Company relies primarily upon cash flow from its operations and Member investments to fund its operating activities. In the event that these sources of cash are not sufficient to meet the Company’s requirements, additional sources of cash are expected to be obtained from the Company’s credit facilities to fund its daily operating activities. Our Revolving Credit Agreement, which expires on December 5, 2007, requires compliance with certain financial covenants, including minimum tangible net worth, fixed charge coverage ratio and total funded debt to earnings before interest, taxes, depreciation, amortization and patronage dividends (“EBITDAP”). While the Company is currently in compliance with all required covenants and expects to remain in compliance, this does not guarantee the Company will remain in compliance in future periods.

The Company’s Revolving Credit Agreement permits advances of up to 85% of eligible accounts receivable and up to 65% of eligible inventory up to a maximum of $225 million. As of January 1, 2005, the Company believes it has sufficient cash flow from operations and availability under the Revolving Credit Agreement to meet operating needs and capital spending requirements through fiscal 2005. However, if access to operating cash or to the Revolving Credit Agreement becomes restricted, the Company may be compelled to seek alternate sources of cash. The Company cannot assure that alternate sources will provide cash on terms favorable to the Company. Consequently, the inability to access alternate sources of cash on terms similar to its existing agreement could adversely affect the Company’s operations.

The value of our benefit plan assets and liabilities is based on estimates and assumptions, which may prove inaccurate.    The Company’s employees participate in Company sponsored defined pension and postretirement benefit plans. Officers of the Company also participate in a Company sponsored ESPP II, which provides additional post-termination retirement income based on each participant’s final salary and years of service as an officer of the Company. The Company accounts for these benefit plans in accordance with SFAS No. 87, “Employers’ Accounting for Pensions,” SFAS No. 106 “Employers’ Accounting for Postretirement Benefits Other Than Pensions” and SFAS No. 112 “Employers’ Accounting for Postemployment Benefits,” which require the Company to make actuarial assumptions that are used to calculate the carrying value of the related assets, where applicable, and liabilities and the amount of expenses to be recorded in the Company’s consolidated financial statements. Assumptions include the expected return on plan assets, discount rates, projected life expectancies of plan participants and anticipated salary increases. While we believe the underlying assumptions are appropriate, the carrying value of the related assets and liabilities and the amount of expenses recorded in the consolidated financial statements could differ if other assumptions are used.

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

CRITICAL ACCOUNTING POLICIES AND ESTIMATES

The preparation of the Company’s consolidated condensed financial statements in conformity with accounting principles generally accepted in the United States of America requires the Company to make estimates, assumptions and judgments that affect the amount of assets and liabilities reported in the consolidated condensed financial statements, the disclosure of contingent assets and liabilities as of the date of the consolidated condensed financial statements and reported amounts of revenues and expenses during the year. The Company believes its estimates and assumptions are reasonable; however, future results could differ from those estimates under different assumptions or conditions.

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

Insurance Reserves.    The Company’s insurance subsidiaries provide various types of insurance products to its Members including workers’ compensation, general liability, auto, directors and officers and others. Certain of the Company’s insurance subsidiaries are regulated by the State of California and are subject to the rules and regulations promulgated by the appropriate state regulatory agencies. There are many factors that contribute to the variability in estimating insurance loss reserves and related costs. Changes in state regulations may have a direct impact on workers’ compensation cost and reserve requirements. In fiscal 2004, mandatory contributions to the California Workers’ Compensation Fund for California based companies was reduced to somewhat mitigate the impact of the rising workers’ compensation cost to these businesses. The cost of insurance and the sufficiency of loss reserves are also impacted by actuarial estimates based on a detailed analysis of health care cost trends, mortality rates, claims history, demographics and industry trends. As a result, the amount of the loss reserve and the related expense is significantly affected by these variables, as well as the periodic changes in state and federal law. The Company regularly assesses the sufficiency of its loss reserves, which represent potential future claims and settlements to policyholders. Insurance reserves are recorded based on estimates and assumptions made by management using data available at the valuation date and are validated by third party actuaries to ensure such estimates are within acceptable ranges. In addition, the Company’s Wholesale Distribution segment is self insured for workers’ compensation of up to $300,000 per incident. Insurance reserves maintained by the Company’s insurance subsidiaries and the Company’s reserve for projected workers’ compensation payouts totaled approximately $58.7 million as of January 1, 2005 and $57.1 million as of October 2, 2004.

Allowance for Uncollectible Accounts and Notes Receivable.    The preparation of the Company’s consolidated financial statements requires management to make estimates of the collectibility of its accounts and notes receivable. The Company’s trade and short-term notes receivable, net was approximately $145.4 million and $140.8 million (including approximately $12.8 million and $5.2 million of short-term notes receivable) at January 1, 2005 and October 2, 2004, respectively. The Company’s long-term notes receivable, net was approximately $14.7 million and $14.3 million at January 1, 2005 and October 2, 2004, respectively. Management regularly analyzes its accounts and notes receivable for changes in the credit-worthiness of customers, economic trends and other variables that may affect the adequacy of recorded reserves for potential bad debt. In determining the appropriate level of reserves to establish, the Company utilizes several techniques including specific account identification, percentage of aged receivables and historical collection and write-off trends. In addition, the Company considers in its reserve calculations collateral such as redemption notes, Member shareholdings, cash deposits and personal guarantees. A bankruptcy or financial loss associated with a major customer could have a material adverse effect on the Company’s sales and operating results. The Company’s allowance for doubtful accounts for trade and short-term notes receivable was approximately $2.5 million and $2.1 million at January 1, 2005 and October 2, 2004, respectively, and $0.9 million and $0.8 million for long-term notes receivable at January 1, 2005 and October 2, 2004, respectively. As a result of the quasi-reorganization on September 28, 2002, the Company’s accounts and notes receivable were adjusted to fair value.

Lease Loss Reserves.    The Company has historically subleased store sites to independent retailers who meet certain credit requirements, at rates that are at least as high as the rent paid by the Company. The Company also leases sites for its discontinued retail business. Under the terms of the original lease agreements, the Company remains primarily liable for any financial commitments a retailer may no longer be able to satisfy, including those stores that are part of the Company’s discontinued retail business. Should a retailer be unable to perform under the terms of the sublease, the Company would record a charge to earnings for the cost of the remaining term of the lease, less any expected sublease income, at net present value. The Company is also contingently liable for certain subleased facilities. Variables affecting the level of lease reserves recorded include the remaining lease term, vacancy rates of leased property, the state of the economy, property taxes, common area maintenance costs and the time required to sublease the property. Favorable changes in economic conditions, leading to shorter vacancy periods or higher than expected sublease rental commitments, could result in a reduction of the required reserves. The Company’s lease reserves for all leased locations were approximately $12.8 million and $14.3 million as of January 1, 2005 and October 2, 2004, respectively.

Investments.    The Company holds investments in the common and preferred stock of certain retailers. These investments are periodically evaluated for impairment. This evaluation involves performing fair value analyses of the respective investments. If an investment’s carrying amount exceeds its fair value and the shortfall is not deemed recoverable, an impairment loss would be recorded. As a result, adverse changes in the economic environment that adversely affect the business of these retailers could result in the write-down of these investments.

Goodwill and Intangible Assets.    The Company’s operating results are highly dependent upon either maintaining or growing its distribution volume to its customers. The Company’s top ten Member and non-member customers constituted approximately 37% of total sales at January 1, 2005. A significant loss in membership or volume could adversely affect the Company’s operating results. The Merger with United resulted in the recording of goodwill representing the intangible assets of the acquired business. The book value of the goodwill was approximately $24.7 million at January 1, 2005. Although the sales volume and customer base of the combined entity remains strong, significant reductions in the distribution volume in the future could potentially impair the carrying amount of goodwill necessitating a write-down of this asset.

The Company evaluates its goodwill and intangible assets for impairment pursuant to SFAS No. 142, “Goodwill and Other Intangible Assets,” which provides that goodwill and other intangible assets with indefinite lives are not amortized but tested for impairment annually, or more frequently if circumstances indicate potential impairment. The impairment test is comprised of two steps: (1) a reporting unit’s fair value is compared to its carrying value; if the fair value is less than its carrying value, impairment is indicated; and (2) if impairment is indicated in the first step, it is measured by comparing the implied fair value of goodwill and intangible assets to its carrying value at the reporting unit level. In determining fair value, the Company uses the discounted cash flow method, which assumes a certain growth rate projected over a period of time in the future and then discounted to net present value using the Company’s estimated cost of capital. The Company evaluates its goodwill for impairment in the third quarter of each fiscal year. Accordingly, the Company tested its goodwill and noted no impairment for the fiscal quarter ended June 26, 2004. In addition to the annual impairment test required under SFAS No. 142, during fiscal 2005 and 2004, the Company assessed whether events or circumstances occurred that potentially indicate that the carrying amount of these assets may not be recoverable. The Company concluded that there were no such events or changes in circumstances during 2005 and 2004 and determined that the fair value of the Company’s reporting units was in excess of its carrying value as of January 1, 2005 and October 2, 2004. Consequently, no impairment charges were recorded in the first quarter of fiscal 2005 and fiscal year 2004.

Long-lived Assets.    In accordance with SFAS No. 144, “Accounting for the Impairment or Disposal of Long-lived Assets,” the Company assesses the impairment of long-lived assets when events or changes in circumstances indicate that the carrying value may not be recoverable. Recoverability is measured by comparing the carrying amount of an asset to expected future net cash flows generated by the asset. If the carrying amount of an asset exceeds its estimated future cash flows, an impairment charge is recognized to the extent of the difference. SFAS No. 144 requires companies to separately report discontinued operations, including components of an entity that either have been disposed of (by sale, abandonment or in a distribution to owners) or classified as held for sale. Assets to be disposed of are reported at the lower of the carrying amount or fair value less costs to sell.

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

On a quarterly basis, the Company assesses whether events or changes in circumstances occur that potentially indicate the carrying value of long-lived assets may not be recoverable. The Company concluded that there were no such events or changes in circumstances during the first quarter of fiscal 2005 and fiscal year 2004.

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

Tax Valuation Allowances.    The Company accounts for income taxes in accordance with SFAS No. 109, “Accounting for Income Taxes” (“SFAS No. 109”), which requires that deferred tax assets and liabilities be recognized using enacted tax rates for the effect of temporary differences between the book and tax bases of recorded assets and liabilities. SFAS No. 109 also requires that deferred tax assets be reduced by a valuation allowance if it is more likely than not that some portion or all of the net deferred tax asset will not be realized. In accordance with SFAS No. 109 and post quasi-reorganization accounting, valuation allowance reductions are accounted for as an adjustment to additional paid-in capital, while increases to the valuation allowance are accounted for as an adjustment to the income tax provision. The Company had approximately $8.8 million and $10.5 million in net deferred tax assets that are net of tax valuation allowances of $2.0 million at January 1, 2005 and October 2, 2004, respectively. Of the net deferred tax assets, $11.9 million and $11.9 million are classified as current assets in deferred income taxes and $3.1 million and $1.4 million are included in long-term liabilities, other in the accompanying consolidated balance sheets as of January 1, 2005 and October 2, 2004, respectively. Management evaluated the available positive and negative evidence in assessing the Company’s ability to realize the benefits of the net deferred tax assets at January 1, 2005 and concluded it is more likely than not that the Company will not realize a portion of its net deferred tax assets. The remaining balance of the net deferred tax assets should be realized through future operating results and the reversal of taxable temporary differences.

Pension and Postretirement Benefit Plans.    The Company’s non-union employees participate in Company sponsored defined benefit pension and postretirement benefit plans. Officers of the Company also participate in a Company sponsored ESPP II plan, which provides supplemental post-termination retirement income based on each participant’s final salary and years of service as an officer of the Company. The Company accounts for these benefit plans in accordance with SFAS No. 87, “Employers’ Accounting for Pensions,” SFAS No. 106 “Employers’ Accounting for Postretirement Benefits Other Than Pensions” and SFAS No. 112 “Employers’ Accounting for Postemployment Benefits—an amendment of FASB Statements No. 5 and 43” which require the Company to make actuarial assumptions that are used to calculate the carrying value of the related assets and liabilities and the amount of expenses to be recorded in the Company’s consolidated condensed financial statements. Assumptions include the expected return on plan assets, discount rates, projected life expectancies of plan participants, anticipated salary increases and health care cost trend. The assumptions are regularly evaluated by management in consultation with outside actuaries who are relied upon as experts. While the Company believes the underlying assumptions are appropriate, the carrying value of the related assets and liabilities and the amount of expenses recorded in the consolidated condensed financial statements could differ if other assumptions are used.

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

Certain discounts and allowances negotiated by the Company on behalf of its members were required to be reclassified upon adoption of EITF Issue No. 03-10, “Application of Issue No. 02-16 by Resellers to Sales Incentives Offered to Consumers by Manufacturers” (“EITF No. 03-10”). Accordingly, for the quarter ended January 1, 2005, $23.2 million of such discounts and allowances were classified as a reduction in cost of sales, and for the quarter ended December 27, 2003, $24.2 million of such consideration was reclassified as a reduction in cost of sales with a corresponding reduction in net sales. In addition, for the quarter ended January 1, 2005, $0.2 million was classified as a reduction in distribution, selling and administrative expenses, and for the quarter ended December 27, 2003, $0.1 million was reclassified as a reduction in distribution, selling and administrative expenses with a corresponding increase in cost of sales. Comparable amounts for years prior to fiscal 2003 were not reclassified, as reclassification is not permitted under the transition guidance. The application of EITF 03-10 had no effect on earnings.

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

RECENTLY ISSUED ACCOUNTING PRONOUNCEMENTS

Refer to Note 10 to Notes to Consolidated Condensed Financial Statements in Part I, Item 1 of this quarterly report on Form 10-Q for management’s discussion of recently issued accounting pronouncements and their expected impact, if any, on the Company’s consolidated condensed financial statements.

ITEM 3.    QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

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

Unified is subject to interest rate changes on its notes payable under the Company’s credit agreements that may affect the fair value of the notes payable, as well as cash flow and earnings. Based on the notes payable outstanding at January 1, 2005 and the current market condition, a one percent increase in the applicable interest rates would decrease the Company’s annual cash flow and pretax earnings by approximately $0.8 million. Conversely, a one percent decrease in the applicable interest rates would increase annual cash flow and pretax earnings by $0.8 million.

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

The Company is exposed to credit risk on accounts receivable through the ordinary course of business and the Company performs ongoing credit evaluations. Concentration of credit risk with respect to accounts receivables are limited due to the nature of our customer base (i.e., primarily Members). The Company currently believes its allowance for doubtful accounts is sufficient to cover customer credit risks.

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

At the end of the period covered by this report, Unified’s management, with the participation of our Chief Executive Officer and Chief Financial Officer, carried out an evaluation of the effectiveness of our disclosure controls and procedures (as defined in Rule 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934). Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that these disclosure controls and procedures were effective as of the end of the period covered in this report.

Changes in internal controls over financial reporting.    Management, with the participation of the Chief Executive Officer and Chief Financial Officer of the Company, has evaluated any changes in the Company’s internal control over financial reporting that occurred during the most recent fiscal quarter. Based on that evaluation, management, the Chief Executive Officer and the Chief Financial Officer of the Company have concluded that no change in our internal control over financial reporting (as defined in Rule 13a-15(f) under the Securities Exchange Act of 1934) occurred during the thirteen weeks of our fiscal quarter ended January 1, 2005 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

The Company is a non-accelerated filer and is required to comply with the internal control reporting and disclosure requirements of Section 404 of the Sarbanes-Oxley Act for fiscal years ending on or after July 15, 2005. The Company is currently in the documentation phase of its Section 404 compliance and will be required to comply with these disclosure requirements for its fiscal year ending October 1, 2005.

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

ITEM 2.    UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

COMPANY PURCHASES OF EQUITY SECURITIES

Period	Total Number of Shares Purchased	Average Price Paid Per Share
October 3, 2004 – October 30, 2004	71 Class B Shares	$188.27
October 31, 2004 – November 27, 2004	—	—
November 28, 2004 – January 1, 2005	3,100 Class A Shares	$163.00
November 28, 2004 – January 1, 2005	24,174 Class B Shares	$177.38

Total	27,345 Shares	$175.78

Refer to “Redemption of Capital Stock” in Part I, Item 1 of this quarterly report on Form 10-Q for discussion of the Company’s share redemptions.

ITEM 3.    DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4.    SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None.

ITEM 5.    OTHER INFORMATION

None.

ITEM 6.    EXHIBITS

(a) Exhibits

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

Dated: February 10, 2005