Form 10-K/A
period 2004-10-02
UNIFIED WESTERN GROCERS INC
filed 2005-05-11
CIK 320431

United States

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

The number of shares outstanding of each of the registrant’s classes of common stock, as of April 30, 2005 were as follows:

Class A: 108,800 shares	Class B: 491,411 shares	Class C: 15 shares	Class E: 92,827 shares

Documents Incorporated By Reference: Portions of the proxy statement for the 2005 annual meeting are incorporated by reference in Part III of this Form 10-K/A.

Explanatory Note

This Amendment No. 1 to the Unified Western Grocers, Inc. (the “Company”) Annual Report on Form 10-K/A for the year ended October 2, 2004, is being filed in order to amend the language in Signatures to conform to Form 10-K General Instruction D (2)(a), and Exhibits 31.1 & 31.2 Certifications to conform to Item 601(b)(31) of Regulation S-K. This amendment does not impact the Company’s audited financial statements or any other information contained in the originally filed 10-K except for Signatures, Exhibits 31.1 & 31.2 Certifications and Exhibits 32.1 & 32.2 Certifications.

2

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
Richard J. Martin
Executive Vice President, Finance & Administration and Chief Financial Officer (Principal Financial and Accounting Officer)

Dated: May 11, 2005

POWER OF ATTORNEY

KNOW ALL PERSONS BY THESE PRESENTS, that each person whose signature appears below hereby constitutes and appoints Robert M. Ling, Jr., Executive Vice President, General Counsel and Secretary, his true and lawful attorney-in-fact and agent, with full power of substitution, to sign and execute on behalf of the undersigned any and all amendments to this report, and to perform any acts necessary in order to file the same, with all exhibits thereto and other documents in connection therewith with the Securities and Exchange Commission, granting unto said attorney-in-fact and agent full power and authority to do and perform each and every act and thing requested and necessary to be done in connection therewith, as fully to all intents and purposes as he might or could do in person, hereby ratifying and confirming all that said attorney-in-fact and agent, or their or his or her substitutes, shall do or cause to be done by virtue hereof.

Pursuant to the requirement of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date
/s/ ALFRED A. PLAMANN Alfred A. Plamann	President and Chief Executive Officer (Principal Executive Officer)	May 11, 2005

/s/ RICHARD J. MARTIN Richard J. Martin	Executive Vice President, Finance & Administration and Chief Financial Officer (Principal Financial and Accounting Officer)	May 11, 2005

/s/ WILLIAM O. COTÉ William O. Coté	Vice President and Controller	May 11, 2005

/s/ LOUIS A. AMEN Louis A. Amen	Director	May 11, 2005

David M. Bennett	Director	May , 2005

/s/ JOHN BERBERIAN John Berberian	Director	May 11, 2005

/s/ DIETER HUCKESTEIN Dieter Huckestein	Director	May 11, 2005

3

Signature	Title	Date

/s/ DARIOUSH KHALEDI Darioush Khaledi	Director	May 11, 2005

John D. Lang	Director	May , 2005

/s/ JAY T. MCCORMACK Jay T. McCormack	Director	May 11, 2005

Douglas A. Nidiffer	Director	May , 2005

Peter J. O’Neal	Director	May , 2005

Michael A. Provenzano, Jr.	Director	May , 2005

Thomas S. Sayles	Director	May , 2005

/s/ MIMI R. SONG Mimi R. Song	Director	May 11, 2005

Robert E. Stiles	Director	May , 2005

/s/ KENNETH RAY TUCKER Kenneth Ray Tucker	Director	May 11, 2005

/s/ RICHARD L. WRIGHT Richard L. Wright	Director	May 11, 2005

4