Form 10-Q
period 2005-07-02
UNIFIED WESTERN GROCERS INC
filed 2005-08-12
CIK 320431

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED JULY 2, 2005

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

The number of shares outstanding of each of the registrant’s classes of common stock, as of July 30, 2005, were as follows:

Class A: 107,200 shares;   Class B: 482,932 shares;   Class C: 15 shares;   Class E: 92,283 shares

PART I.    FINANCIAL INFORMATION

ITEM 1.    FINANCIAL STATEMENTS (UNAUDITED)

Unified Western Grocers, Inc. and Subsidiaries

Consolidated Condensed Balance Sheets – Unaudited

(dollars in thousands)

	July 2, 2005	October 2, 2004
Assets

Current assets:
Cash and cash equivalents (including $1,134 and $3,060 held at a variable interest entity at July 2, 2005 and October 2, 2004, respectively) (Note 4)	$29,175	$43,443
Accounts and notes receivable, net of allowances of $2,652 and $2,085 at July 2, 2005 and October 2, 2004, respectively	141,148	140,769
Inventories	172,543	191,045
Prepaid expenses	8,665	7,696
Deferred income taxes	12,081	11,874

Total current assets	363,612	394,827
Properties, net	176,844	181,033
Investments	79,650	66,375
Notes receivable, net of allowances of $921 and $802 at July 2, 2005 and October 2, 2004, respectively	9,566	14,285
Goodwill	28,432	28,732
Other assets, net	33,827	36,381

Total Assets	$691,931	$721,633

Liabilities and Shareholders’ Equity

Current liabilities:
Accounts payable	$140,003	$149,615
Accrued liabilities	118,406	123,324
Current portion of notes payable	9,334	9,639
Members’ excess deposits and estimated patronage dividends	21,460	12,947
Net current liabilities of discontinued operations	688	921

Total current liabilities	289,891	296,446
Notes payable, less current portion	158,322	191,694
Long-term liabilities, other	100,825	97,648
Net long-term liabilities of discontinued operations	735	739
Members’ deposits and certificates:
Members’ required deposits	16,599	12,786
Subordinated patronage dividend certificates	3,141	3,141
Commitments and contingencies

Shareholders’ equity:
Class A Shares: 500,000 shares authorized, 106,800 and 111,700 shares outstanding at July 2, 2005 and October 2, 2004, respectively	16,464	16,947
Class B Shares: 2,000,000 shares authorized, 482,932 and 524,474 shares outstanding at July 2, 2005 and October 2, 2004, respectively	76,686	81,586
Class E Shares: 2,000,000 shares authorized, 92,283 and 92,827 shares outstanding at July 2, 2005 and October 2, 2004, respectively	9,228	9,283
Retained earnings after elimination of accumulated deficit of $26,976 effective September 28, 2002	20,260	12,383
Receivable from sale of Class A Shares to members	(722)	(1,047)
Accumulated other comprehensive earnings	502	27

Total shareholders’ equity	122,418	119,179

Total Liabilities and Shareholders’ Equity	$691,931	$721,633

The accompanying notes are an integral part of these statements.

Unified Western Grocers, Inc. and Subsidiaries

Consolidated Condensed Statements of Earnings

and Comprehensive Earnings – Unaudited

(dollars in thousands)

	Thirteen Weeks Ended		Thirty-Nine Weeks Ended
	July 2, 2005	June 26, 2004	July 2, 2005	June 26, 2004
Net sales	$715,417	$721,091	$2,141,583	$2,258,509
Cost of sales	643,870	650,282	1,919,369	2,036,479
Distribution, selling and administrative expenses	57,992	58,293	179,905	184,638

Operating income	13,555	12,516	42,309	37,392
Interest expense	(3,780)	(4,208)	(11,353)	(13,223)

Earnings before estimated patronage dividends and income taxes	9,775	8,308	30,956	24,169
Estimated patronage dividends	(5,517)	(4,430)	(17,226)	(15,242)

Earnings before income taxes	4,258	3,878	13,730	8,927
Income taxes	(1,740)	(1,579)	(5,183)	(3,459)

Net earnings	2,518	2,299	8,547	5,468
Other comprehensive earnings, net of income taxes:
Unrealized holding gain (loss) on investments	837	(506)	475	(309)

Comprehensive earnings	$3,355	$1,793	$9,022	$5,159

The accompanying notes are an integral part of these statements.

Unified Western Grocers, Inc. and Subsidiaries

Consolidated Condensed Statements of Cash Flows – Unaudited

(dollars in thousands)

	Thirty-Nine Weeks Ended
	July 2, 2005	June 26, 2004
Cash flows from operating activities:
Net earnings	$8,547	$5,468
Adjustments to reconcile net earnings to net cash provided by operating activities:
Depreciation and amortization	18,341	21,459
Provision for doubtful accounts	795	715
Loss (gain) on sale of properties	85	(6)
Deferred income taxes	271	2,565
Purchases of trading securities	(5,915)	(1,062)
Proceeds from maturities or sales of trading securities	243	1,033
(Increase) decrease in assets:
Accounts receivable	338	14,067
Inventories	18,502	20,119
Prepaid expenses	(969)	(584)
Pension plan assets	(918)	(819)
Increase (decrease) in liabilities:
Accounts payable	(9,612)	(24,692)
Accrued liabilities	(4,521)	16,754
Long-term liabilities, other	5,307	5,949

Net cash provided by continuing operating activities	30,494	60,966
Net cash utilized by discontinued operating activities	(203)	(4,371)

Net cash provided by operating activities	30,291	56,595

Cash flows from investing activities:
Purchases of properties	(6,859)	(7,185)
Purchases of securities and other investments	(21,695)	(13,144)
Proceeds from maturities or sales of securities and other investments	14,813	7,493
Decrease in notes receivable	3,207	1,526
Proceeds from sales of properties	44	—
Increase in other assets	(4,596)	(4,654)

Net cash utilized by investing activities	(15,086)	(15,964)

Cash flows from financing activities:
Reduction of long-term notes payable	(26,079)	(24,632)
Reduction of short-term notes payable	(7,850)	(9,317)
Payment of deferred financing fees	(20)	(2,649)
Members’ excess deposits and estimated patronage dividends	8,513	7,046
Increase in members’ required deposits	2,460	2,214
Decrease (increase) in receivable from sale of Class A Shares to members	325	(290)
Repurchase of shares from members	(7,380)	(3,986)
Issuance of shares to members	558	829

Net cash utilized by financing activities	(29,473)	(30,785)

Net (decrease) increase in cash and cash equivalents	(14,268)	9,846
Cash and cash equivalents at beginning of period	43,443	37,489

Cash and cash equivalents at end of period	$29,175	$47,335

The accompanying notes are an integral part of these statements.

Unified Western Grocers, Inc. and Subsidiaries

Consolidated Condensed Statements of Cash Flows – Unaudited – Continued

(dollars in thousands)

	Thirty-Nine Weeks Ended
	July 2, 2005	June 26, 2004
Supplemental disclosure of cash flow information:
Cash paid during the period for:
Interest	$10,377	$12,316
Income taxes	$6,347	$527

Supplemental disclosure of non-cash items:
Conversion of Class B Shares to Class A Shares and members’ excess deposits	—	$95
Retirement of Class B Shares	$1,234	—
Reduction in purchase accounting reserve against goodwill	$300	$454
Reduction in pre quasi-reorganization deferred tax valuation allowance credited to Class A and Class B Shares	$2,000	—
Increase to pre quasi-reorganization discontinued operations and lease reserves, net of deferred taxes of $33 and $740 as of July 2, 2005 and June 26, 2004, respectively	$52	$1,132

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

The Company’s banking arrangements allow the Company to fund outstanding checks when presented to the financial institution for payment. This cash management practice frequently results in total issued checks exceeding available cash balances at a single financial institution. The Company’s policy is to record its cash disbursement accounts with a cash book overdraft in accounts payable. Prior to fiscal 2005, the Company reported these balances in accounts payable net of cash maintained in separate accounts. The condensed consolidated balance sheet and statement of cash flows for the periods ended October 2, 2004 and June 26, 2004, respectively, have been reclassified to conform to this presentation. Net earnings were not impacted by this change. At July 2, 2005 and October 2, 2004, the Company had book overdrafts of $37.6 million and $40.0 million, respectively, classified in accounts payable.

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

At July 2, 2005, the Company remains contingently liable for the lease payments on eight store locations. The net present value of the Company’s currently estimated obligation for the remaining leasehold and sub-leasehold interests for the eight stores totals approximately $4.9 million at July 2, 2005, with the last lease expiring in 2021. The Company’s maximum loss exposure related to these leases is $31.2 million.

The Financial Accounting Standards Board (“FASB”) issued in January 2003 and revised in December 2003 FASB Interpretation No. 46R (“FIN 46R”), “Consolidation of Variable Interest Entities – an Interpretation of Accounting Research Bulletin (“ARB”) No. 51, Consolidated Financial Statements.” FIN 46R requires certain variable interest entities to be consolidated by the primary beneficiary of the entity if the equity investors in the entity do not have the characteristics of a controlling financial interest or do not have sufficient equity at risk for the entity to finance its activities without additional subordinated financial support from other parties. Although the Company has no ownership interest in the unrelated third party that assumed the leasehold and sub-leasehold interests from the Company, that third party is considered a variable interest entity pursuant to FIN 46R. Because the primary investor in the variable interest entity currently does not have sufficient equity at risk, the Company is considered the primary beneficiary. Accordingly, the Company is required to consolidate the assets, liabilities and non-controlling interests of the variable interest entity, as well as the results of operations. At July 2, 2005 and October 2, 2004, the Company consolidated the variable interest entity’s accounts, including total assets of $2.2 and $4.0 million, respectively, comprised primarily of $1.1 and $3.1 million in cash, respectively, $0.4 million in properties and $0.7 and $0.5 million in other assets, respectively, to be used in the development of the properties and for payment of lease obligations, with lease reserves of approximately $3.3 and $4.0 million, respectively.

5.    ACQUISITIONS

On September 27, 1999, the Company merged with United Grocers, Inc., a grocery cooperative headquartered in Milwaukie, Oregon (the “Merger”). In connection with the Merger, the Company established a reserve for the closure of various facilities. Periodic charges against the reserve represent lease costs for non-subleased facilities and rental income shortfalls for subleased facilities. The amount of this reserve and current period charges against the reserve for the thirty-nine week period ended July 2, 2005 are presented below.

(dollars in thousands)
Balance at October 2, 2004	$(1,694)
Charges to the reserve	799
Charges to earnings	(50)
Adjustments to the reserve	498

Balance at July 2, 2005	$(447)

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

During the thirty-nine weeks ended July 2, 2005, the Company negotiated a buy-out agreement for one location. In addition, previously anticipated repair expenses on a second location were mitigated due to tenant actions. As a result of these activities, the respective reserves were considered no longer needed and consequently, were reversed, resulting in a reduction of goodwill.

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

Management identifies segments based on the information monitored by the Company’s chief operating decision-makers to manage the business. During fiscal 2004, management identified the insurance business as a separate reportable segment. Accordingly, the Company reclassified its segment information for the fiscal years ended September 27, 2003 and September 28, 2002. As a result, the Company has the following two reportable segments:

•	Wholesale Distribution includes the results of operations from the sale of food and general merchandise products to both Member and non-member independent and chain supermarket operators. As of July 2, 2005, the Wholesale Distribution segment represents approximately 99% of the Company’s total sales and 84.5% of total assets.

•	The Insurance segment includes the results of operations for the Company’s three insurance subsidiaries (Grocers and Merchants Insurance Service, Inc., Springfield Insurance Company and Springfield Insurance Company, Ltd.). These subsidiaries provide insurance and insurance-related services, including workers’ compensation and liability insurance policies, to both the Company and its Members primarily located in California. As of July 2, 2005, the Company’s Insurance segment collectively accounts for approximately 1% of the Company’s total sales and 13.0% of total assets.

The “all other” category includes the results of operations for the Company’s other support businesses, including its finance subsidiary, whose services are provided to a common customer base, none of which individually meets the quantitative thresholds of a reportable segment. As of July 2, 2005, the “all other” category collectively accounts for less than 1% of the Company’s total sales and 2.5% of total assets.

Unified Western Grocers, Inc. and Subsidiaries

Notes to Consolidated Condensed Financial Statements (Unaudited)—(Continued)

Information about the Company’s operating segments is summarized below.

(dollars in thousands)
	Thirteen Weeks Ended		Thirty-Nine Weeks Ended
	July 2, 2005	June 26, 2004	July 2, 2005	June 26, 2004
Net sales
Wholesale distribution	$709,725	$711,968	$2,123,121	$2,235,327
Insurance	7,077	9,504	22,951	26,272
All other	757	777	1,443	1,592
Inter-segment eliminations	(2,142)	(1,158)	(5,932)	(4,682)

Total net sales	$715,417	$721,091	$2,141,583	$2,258,509

Operating income
Wholesale distribution	$12,131	$11,227	$39,259	$37,159
Insurance	1,192	(149)	3,339	(1,755)
All other	232	1,438	(289)	1,988

Total operating income	13,555	12,516	42,309	37,392

Interest expense	(3,780)	(4,208)	(11,353)	(13,223)
Estimated patronage dividends	(5,517)	(4,430)	(17,226)	(15,242)
Income taxes	(1,740)	(1,579)	(5,183)	(3,459)

Net earnings	$2,518	$2,299	$8,547	$5,468

Depreciation and amortization
Wholesale distribution	$5,678	$7,141	$18,128	$21,220
Insurance	66	72	207	216
All other	2	—	6	23

Total depreciation and amortization	$5,746	$7,213	$18,341	$21,459

Capital expenditures
Wholesale distribution	$3,246	$3,312	$6,770	$7,062
Insurance	27	65	89	123
All other	—	—	—	—

Total capital expenditures	$3,273	$3,377	$6,859	$7,185

Identifiable assets
Wholesale distribution	$584,551	$593,624	$584,551	$593,624
Insurance	89,795	87,325	89,795	87,325
All other	17,585	30,395	17,585	30,395

Total identifiable assets	$691,931	$711,344	$691,931	$711,344

7.    SHAREHOLDERS’ EQUITY

During the 39-week period ended July 2, 2005, the Company issued 3,200 Class A Shares with an issue value of $0.56 million and redeemed 8,100 Class A Shares with a redemption value of $1.38 million. In addition, the Company also redeemed 33,743 Class B Shares and 544 Class E Shares with redemption values of $5.95 million and $0.05 million, respectively.

On December 20, 2004, the Company retired 7,799 of its Class B Shares (with an approximate value of $1.2 million) formerly owned by SavMax Foods, Inc. (“SavMax”), a wholly-owned subsidiary of the Company, whose operations were discontinued effective September 28, 2002.

8.    CONTINGENCIES

As disclosed in Item 3 of the Company’s Annual Report on Form 10-K for the fiscal year ended October 2, 2004, and Item 1 of the Company’s Quarterly Report on Form 10-Q for the fiscal quarters ended January 1, 2005 and

Unified Western Grocers, Inc. and Subsidiaries

Notes to Consolidated Condensed Financial Statements (Unaudited)—(Continued)

April 2, 2005, the Company was a defendant to litigation filed December 14, 2001 in the state of Hawaii stemming from the Company’s 1996 sale of a subsidiary (Hawaiian Grocery Stores, Ltd.) to a private investor, events subsequent to the sale, and the subsequent bankruptcy and liquidation of such business (“the HGS litigation”). The plaintiffs sought damages in an undetermined amount, rescission of certain transactions, restitution to plaintiffs in an unstated amount and punitive and other damages in an unstated amount.

During the second fiscal quarter ended April 2, 2005, the Company and other individuals and entities entered into a settlement agreement with the plaintiffs that would cause the dismissal of all claims against the Company, its affiliated entities, as well as all individuals currently or formerly affiliated with the Company or its related entities. There was no finding or admission of wrongdoing by the Company, its affiliated entities, or any individual currently or formerly affiliated with the Company or its related entities. During the third fiscal quarter ended July 2, 2005, the court with jurisdiction in this matter approved the settlement. The amount of the settlement was within reserves previously established by the Company.

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

9.    PENSION AND OTHER POSTRETIREMENT BENEFITS

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

The Company also has an Executive Salary Protection Plan (“ESPP II”) that provides supplemental post-termination retirement income based on each participant’s final salary and years of service as an officer of the Company. Depending on when the officer became a participant in the ESPP II, final salary is defined as the highest compensation of the last three years preceding employment separation or the average of the highest five years of compensation out of the last ten years preceding employment separation. Funds are held in a rabbi trust for the ESPP II consisting primarily of life insurance policies reported at cash surrender value. In accordance with Emerging Issues Task Force (“EITF”) No. 97-14, “Accounting for Deferred Compensation Arrangements Where Amounts Earned are Held in a Rabbi Trust,” the assets and liabilities of a rabbi trust must be accounted for as if they are assets and liabilities of the Company. The assets held in the rabbi trust are not available for general corporate purposes. In addition, all earnings and expenses of the rabbi trust are reported in the Company’s consolidated statement of earnings. The cash surrender value of such life insurance policies aggregated $13.0 million and $10.9 million at July 2, 2005 and October 2, 2004, respectively, and is included in other assets in the Company’s consolidated balance sheets. The related accrued benefit cost (representing the Company’s benefit obligation to participants) of $12.3 million and $11.2 million at July 2, 2005 and October 2, 2004, respectively, is recorded in other long-term liabilities in the Company’s consolidated balance sheets. The rabbi trust is subject to creditor claims in the event of insolvency. The ESPP II accrued benefit cost is included in the pension table below. However, the trust assets are excluded from Benefit Plan and ESPP II plan assets as they do not qualify as plan assets under Statement of Financial Accounting Standards (“SFAS”) No. 87, “Employers’ Accounting for Pensions” (“SFAS 87”).

Unified Western Grocers, Inc. and Subsidiaries

Notes to Consolidated Condensed Financial Statements (Unaudited)—(Continued)

The components of net periodic cost for pension and other postretirement benefits for the thirty-nine weeks ended July 2, 2005 and June 26, 2004 consist of the following:

	Pension Benefits		Other Postretirement Benefits
	July 2, 2005	June 26, 2004	July 2, 2005	June 26, 2004
Service cost	$3,567	$3,221	$1,012	$1,066
Interest cost	4,772	4,355	2,590	2,314
Expected return on plan assets	(4,273)	(3,614)	—	—
Amortization of prior service cost	181	181	—	—
Recognized actuarial loss	25	51	324	173

Net periodic cost	$4,272	$4,194	$3,926	$3,553

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

During fiscal 2004, the Company contributed $4.2 million to the Benefit Plan and ESPP II for the 2003 plan year. At this time, the Company expects to make at least the minimum required contributions of $4.1 million in fiscal 2005 for the 2004 plan year, which will be due by September 15, 2005. At its discretion, the Company may contribute in excess of this amount. In accordance with the Pension Funding Equity Act of 2004, which changed the interest rate used to calculate the funded current liability percentage (“FCLP”) as of January 1, 2003, the Company is not required to make quarterly contributions to the Benefit Plan for the 2004 plan year. For the 2005 plan year, however, due to a FCLP rate below 100% at January 1, 2004, the Company is required to make contributions on a prescribed quarterly basis. Therefore, commencing with quarterly contributions of $918,000 made on April 15, 2005 and July 15, 2005, the Company expects to make its remaining required contributions of $918,000 per quarter due on October 15, 2005 and January 15, 2006. The Company contributed $0.7 million to the ESPP II during the thirty-nine weeks ended July 2, 2005. The Company contributed $0.9 million to the Benefit Plan during the thirty-nine weeks ended July 2, 2005.

At July 2, 2005, the fair value of the Benefit Plan assets increased to $73.2 million from $66.1 million at October 2, 2004.

The Company sponsors postretirement benefit plans that cover both non-union and union employees. Retired non-union employees currently are eligible for a plan providing medical benefits, and a certain group of retired non-union employees currently participate in a plan providing life insurance benefits for which active non-union employees are no longer eligible. Additionally, certain eligible union and non-union employees have separate plans providing a lump-sum payout for unused sick days. These plans are not funded.

Assuming a discount rate of 6.25% and certain other assumptions, the Company estimates that postretirement expense for fiscal 2005 will be approximately $5.2 million. Future postretirement expense will be affected by discount rates and other variables such as expected rate of compensation increases and projected health care trend rates.

10.    RELATED PARTY TRANSACTIONS

Prior to fiscal 2004, the Company purchased 80,000 shares of preferred stock (the “Series A-1 Preferred Shares”) of C&K Market, Inc. (“C&K”) for $8.0 million. Douglas A. Nidiffer, a director of the Company, is a shareholder,

Unified Western Grocers, Inc. and Subsidiaries

Notes to Consolidated Condensed Financial Statements (Unaudited)—(Continued)

director and an officer of C&K. During fiscal 2004, the Company and an unrelated third party lender approved a change in the capital structure of C&K. In connection with the recapitalization, the Company exchanged its 80,000 Series A-1 Preferred Shares valued at $8.0 million and deferred dividends of approximately $1.5 million with respect to such shares for 95,000 shares of Series A-2 Preferred Shares. The Series A-2 Preferred Shares have an 8% cumulative dividend rate, with cash dividend payments payable quarterly beginning in May 2004, subject to applicable loan agreements. The dividend rate will be adjusted on December 31, 2008 to the greater of 8% or the then current five-year U.S. Treasury Bill rate plus 5%. The original carrying value of the Series A-2 Preferred Shares was $8.0 million and will accrete to the redemption value of $9.5 million over 10 years. Separately, the Company also executed a new ten-year supply agreement with C&K. The Series A-2 Preferred Shares are eligible for redemption, at the Company’s option in an amount of up to 19,000 shares per year, beginning in December 2009 and concluding in December 2013. The controlling shareholders of C&K have provided the Company with personal guarantees with respect to the redemption of preferred shares and the payment of dividends. The Company received scheduled cash dividends of $0.6 million during the thirty-nine weeks ended July 2, 2005 and $0.2 million during the thirteen weeks ended June 26, 2004 (initial quarter under the new agreement).

On December 14, 2004, the Board of Directors approved a loan to KV Mart Co. in an amount not to exceed $1.5 million. Darioush Khaledi, a director of the Company, is a shareholder, director and an officer of KV Mart Co. The loan was funded on December 29, 2004, for $1.1 million. The loan facilitated a lease termination in the amount of $1.1 million for which the Company was contingently liable until 2011. The loan is payable over 48 months commencing from the date of its initial funding and bears interest at the rate of prime plus 1% (currently 7.25%).

11.    NEW ACCOUNTING PRONOUNCEMENTS

In May 2005, the FASB issued SFAS No. 154, “Accounting Changes and Error Corrections” (“SFAS No. 154”). SFAS No. 154 requires retrospective application to prior periods’ financial statements of a voluntary change in accounting principle and that a change in method of depreciation, amortization, or depletion for long-lived, non-financial assets be accounted for as a change in accounting estimate that is effected by a change in accounting principle. SFAS No. 154 is effective for accounting changes and corrections of errors made in fiscal years beginning after December 15, 2005 (period ending September 30, 2006 for the Company). The Company does not currently believe that the adoption of SFAS No. 154 will have a significant impact on its financial condition and results of operations.

In March 2005, the FASB issued FASB Interpretation No. 47 (“FIN 47”), “Accounting for Conditional Asset Retirement Obligations – an Interpretation of FASB Statement No. 143, “Accounting for Asset Retirement Obligations.” FIN 47 clarifies that the term conditional asset retirement obligation (“CARO”) as used in FASB Statement No. 143, “Accounting for Asset Retirement Obligations” (“SFAS No. 143”), refers to a legal obligation to perform an asset retirement activity in which the timing and (or) method of settlement are conditional on a future event that may or may not be within the control of the entity. The obligation to perform the asset retirement activity is unconditional even though uncertainty exists about the timing and (or) method of settlement. Therefore, an entity is required to recognize a liability for the fair value of a CARO when that obligation is incurred (generally upon acquisition, construction, or development and (or) through the normal operation of the asset), if the liability’s fair value can be reasonably estimated. Any uncertainty surrounding the timing and method of settlement that is conditional on the occurrence of a future event should be factored into the measurement of the liability, not the timing of its recognition. If sufficient information is not available at the time the liability is incurred, paragraph 3 of SFAS No. 143 requires a liability to be recognized initially in the period in which sufficient information becomes available to estimate its fair value. The provisions of FIN 47 are effective no later than fiscal years ending after December 15, 2005. Retrospective application of interim financial information is permitted but is not required. The Company is currently assessing the impact of FIN 47 on its results of operations and financial condition.

In December 2004, the FASB issued SFAS No. 153, “Exchanges of Nonmonetary Assets, an amendment of APB Opinion No. 29, Accounting for Nonmonetary Transactions” (“SFAS No. 153”). Previously, APB Opinion No. 29 (“APB No. 29”) provided an exception to its basic measurement principle (fair value) for exchanges of similar productive assets. APB No. 29 required that the accounting for an exchange of a productive asset for a similar productive asset or an equivalent interest in the same or similar productive asset should be based on the recorded

Unified Western Grocers, Inc. and Subsidiaries

Notes to Consolidated Condensed Financial Statements (Unaudited)—(Continued)

amount of the asset relinquished. The FASB believes that exception required certain nonmonetary exchanges, although commercially substantive, be recorded on a carryover basis. The amendments made by SFAS No. 153 are based on the principle that exchanges of nonmonetary assets should be measured based on the fair value of the assets exchanged. Further, the amendments eliminate the narrow exception for nonmonetary exchanges of similar productive assets and replace it with a broader exception for exchanges of nonmonetary assets that do not have commercial substance. Commercial substance exists if the future cash flows of the entity are expected to change significantly as a result of the exchange. SFAS No. 153 is effective for nonmonetary asset exchanges occurring in fiscal periods beginning after June 15, 2005. Earlier application is permitted for nonmonetary asset exchanges occurring in fiscal periods beginning after the date of issuance. The provisions of SFAS No. 153 shall be applied prospectively. The Company does not currently believe that SFAS No. 153 will have a significant impact on its financial condition and results of operations.

In December 2004, the FASB issued FASB Staff Position No. FAS 109-1, “Application of FASB Statement No. 109, Accounting for Income Taxes, to the Tax Deduction on Qualified Production Activities Provided by the American Jobs Creation Act of 2004” (“FSP No. 109-1”). FSP No. 109-1 clarifies the guidance in FASB SFAS No. 109, “Accounting for Income Taxes” (“SFAS No. 109”), that applies to the new deduction for qualified domestic production activities under the American Jobs Creation Act of 2004 (the “AJCA”). FSP No. 109-1 clarifies that the deduction should be accounted for as a special deduction under SFAS No. 109, not as a tax-rate reduction, because the deduction is contingent on performing activities identified in the AJCA. As a result, companies qualifying for the special deduction will not have a one-time adjustment of deferred tax assets and liabilities in the period the AJCA is enacted. FSP No. 109-1 requires that tax benefits resulting from the qualified domestic production activities should be recognized no earlier than the year in which they are reported in the entity’s tax return. FSP No. 109-1 is effective upon issuance (December 21, 2004). Since the tax benefits would not be recognized any earlier than the tax year ended October 1, 2005, the impact, if any, of FSP 109-1 would be reported in the Company’s financial statements no earlier than fiscal 2006. The Company is currently assessing the financial impact of FSP No. 109-1 on its consolidated financial statements.

On October 13, 2004, the FASB ratified the consensus reached by the EITF with respect to EITF Issue No. 04-10, “Determining Whether to Aggregate Operating Segments That Do Not Meet the Quantitative Thresholds” (“EITF No. 04-10”). EITF No. 04-10 clarified that operating segments can be aggregated only if aggregation is consistent with the objective and basic principles of FASB SFAS No. 131, “Disclosures about Segments of an Enterprise and Related Information” (“SFAS No. 131”), the segments have similar economic characteristics, and the segments share a majority of the aggregation criteria listed in paragraph 17 of SFAS No. 131 (i.e., similarity in the nature of the products and services, the production processes, the type or class of customers for their products and services, and if applicable the nature of the regulatory environment). Paragraph 19 of SFAS No. 131 permits an entity to combine information about segments, which individually do not meet the quantitative thresholds in paragraph 18 of SFAS No. 131 to produce a reportable segment, only if the segments share a majority of the aggregation criteria identified above. Although the FASB ratified the consensus in EITF No. 04-10, the FASB issued proposed FASB Staff Position No. 131-a (“FSP 131-a”) in March 2005 to provide supplemental guidance in determining whether two or more operating segments have similar economic characteristics under paragraph 17 of SFAS No. 131. The EITF agreed to delay the effective date of the consensus to coincide with that of the related FSP and has delayed the effective date pending the issuance of the final FSP 131-a. The Company does not currently believe that EITF No. 04-10 will have any impact on its currently reportable segments.

In November 2004, the FASB issued SFAS No. 151, “Inventory Costs, an amendment of ARB No. 43, Chapter 4” (“SFAS No. 151”), which amends the guidance in Accounting Research Bulletin (“ARB”) No. 43, Chapter 4, “Inventory Pricing” to clarify the accounting for abnormal amounts of idle facility expense, freight, handling costs and spoilage. SFAS No. 151 requires that these costs be expensed as current period charges. In addition, SFAS No. 151 requires that the allocation of fixed production overhead to the costs of conversion be based on normal capacity of the production facilities. The provisions of SFAS No. 151 are effective for inventory costs incurred during fiscal years beginning after June 15, 2005; hence, the Company will adopt its provisions effective October 2, 2005, the beginning of its fiscal year 2006. The Company does not currently believe this statement will have any significant impact on the Company’s financial position or results of operations.

Unified Western Grocers, Inc. and Subsidiaries

Notes to Consolidated Condensed Financial Statements (Unaudited)—(Continued)

On March 31, 2004, the FASB ratified the consensus reached by the EITF on EITF Issue No. 03-1, “The Meaning of Other-Than-Temporary Impairment and Its Application to Certain Investments” (“EITF No. 03-1”). EITF No. 03-1 provides guidance for determining whether certain investment securities are impaired, and requires certain additional disclosures about unrealized losses that have not been recognized as other-than-temporary impairments. The recognition provisions of this standard have been deferred. The Company included the disclosures required by EITF No. 03-1 in Note 6 of Notes to Consolidated Financial Statements in its Annual Report on Form 10-K for the fiscal year ended October 2, 2004.

In November 2003, the EITF reached a consensus on EITF Issue No. 03-10, “Application of Issue No. 02-16 by Resellers to Sales Incentives Offered to Consumers by Manufacturers” (“EITF No. 03-10”). EITF No. 03-10 addresses the accounting for manufacturers’ sales incentives offered directly to consumers, including manufacturer coupons. According to EITF No. 03-10, manufacturers’ sales incentives offered directly to consumers that do not meet certain criteria should be reflected as a reduction of revenue in the financial statements of a reseller. The consensus applied to new arrangements, including modifications to existing arrangements, entered into in fiscal periods beginning after November 25, 2003. Accordingly, for the thirty-nine weeks ended July 2, 2005, $70.9 million of such consideration was classified as a reduction in cost of sales, and for the thirty-nine weeks ended June 26, 2004, $65.1 million of such consideration was classified as a reduction in cost of sales with a corresponding reduction in net sales. In addition, for the thirty-nine weeks ended July 2, 2005, $0.6 million was classified as a reduction in distribution, selling and administrative expenses, and for the thirty-nine weeks ended June 26, 2004, $0.5 million was classified as a reduction in distribution, selling and administrative expenses with a corresponding increase in cost of sales. Comparable amounts for periods prior to fiscal 2003 were not reclassified, as reclassification is not permitted under the transition guidance. The application of the EITF had no effect on net earnings.

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

The Company sells a wide variety of products typically found in supermarkets. The Company reports all product sales in its Wholesale Distribution segment, which represents approximately 99% of the Company’s total sales. The Company’s customers include its owners (“Members”) and non-owners (“non-members”). Unified also provides support services to its customers, including insurance and financing. Insurance activities account for approximately 1% of total sales and are reported in its Insurance segment, while finance activities are grouped with the Company’s All Other business activities. The availability of specific products and services may vary by geographic region. The Company has three separate geographical and marketing regions. The regions are Southern California, Northern California and the Pacific Northwest.

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

The earnings from business conducted on a patronage basis are distributed to Members in the form of patronage dividends. The Company’s patronage earnings are based on the combined results of the Company’s three patronage earnings divisions: the Southern California Dairy Division, the Pacific Northwest Dairy Division and the Cooperative Division. The Company also does business on a non-patronage basis in the Wholesale Distribution segment through its non-patronage division, specialty food subsidiary (Grocers Specialty Company) and international sales subsidiary (Unified International, Inc). These businesses sell products to both Members and non-members. The Company does business through its subsidiaries on a non-patronage basis. Earnings from the Company’s subsidiaries and from business conducted on a non-patronage basis (collectively “non-patronage business”) are retained by the Company.

The various warehouse and office facilities operated by the Company are located in Los Angeles, Commerce, Santa Fe Springs, Stockton, Hayward, Livermore and Fresno, California and Milwaukie, Oregon. The Company also operates a bakery manufacturing facility and a milk processing plant in Los Angeles, which primarily serve the Southern California region.

Sales Activities

The Company experienced an overall sales decline of $116.9 million, or 5.2%, for the thirty-nine weeks ended July 2, 2005 (the “2005 Period”) as compared to the thirty-nine week period ended June 26, 2004 (the “2004 Period”). Several factors contributed to the change in sales during the 2005 Period.

•	The 2004 Period included $115.0 million in non-recurring sales volume resulting from the strike/lockout of three major grocery retailers in Southern California (see discussion in “Overview of the 2005 Period” below).

•	Sales to the Company’s primary Southern California Dairy Division customer were $24.6 million in the 2004 Period. Subsequently, the customer was purchased by a competitor and began self-distributing in the 2005 Period.

•	Partially offsetting the above declines, the Company benefited from growth in its core business that generated a $22.7 million, or 1.0%, sales increase over the 2004 Period. The sales increase was driven primarily by growth of existing customers from new store openings and growth in the Company’s perishables initiative. The Company’s perishables initiative was launched in fiscal 2004 to help customers more effectively compete with the growing alternatives to the conventional retail grocery store. Successful customers have focused on differentiation strategies in perishable items on the perimeter of the store such as produce, service deli, service bakery and meat categories. Unified launched the initiative to emphasize the sale of these perimeter store products. This initiative is intended to help retailers improve their competitiveness through enhanced item selection and lower product cost through the Company’s ability to serve as a “single source” of perimeter store products and other grocery store products for its customers.

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

During the 2005 Period, the Company experienced a decline in total membership due to the number of Members discontinuing their membership exceeding new Member additions during the first thirty-nine weeks of fiscal 2005 as indicated in the following table:

Membership Activity	Number of Members
Membership count as of October 2, 2004	564
New members	16
Members discontinued	(32)
Members previously discontinued whose shares were redeemed	(21)

Membership count as of July 2, 2005	527

Fourteen of the discontinued Members and eight of the new Members were the result of buy/sell arrangements where one Member sells its store to another Member, and the Company continues to supply the store. Sales to the eight new members not part of a buy/sell arrangement during the 2005 Period were $4.5 million. Sales to the 18 discontinued members not part of a buy/sell arrangement during the 2005 Period were $29.7 million and will not continue in future periods.

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

To effectively compete with these alternatives to the conventional retail grocery store, successful customers have focused on, among other things, differentiation strategies in items on the perimeter of the store such as produce, service deli, service bakery and meat categories.

Demographic changes have created more ethnic diversity in the Company’s marketplace and are also supporting the Company’s sales growth. The vast majority of Unified’s customers in its Southern California region operate retail stores in the Los Angeles and San Diego metropolitan areas with diverse ethnic populations. Unified’s customers have developed effective marketing strategies that have attracted the ethnic shopper. Populations in the Company’s Northern California and Pacific Northwest regions have also become more ethnically diverse over time, providing increased growth opportunities for Unified’s customers. Unified also supports growth throughout its marketplace by working closely with vendors to offer promotions on fast-moving products to the Company’s customers and by supporting and sponsoring major events that help promote sales at the retail level.

In June 2004, the Company changed its pricing strategy on its grocery, frozen food and delicatessen lines of products. The pricing methodology is called Consumer Driven Pricing (“CDP”). The CDP program is designed to align the Company’s pricing with the method used by the Company’s customers. This change also allows the Company greater flexibility to adapt to changes in the marketplace and address seasonal demands to help its customers’ competitiveness.

Economic Factors

The impact of the overall economic environment is reflected in certain business costs of the Company. In recent periods, costs associated with fuel, workers’ compensation, medical and other benefits have risen significantly. Additionally, wage increases occur as a result of negotiated labor contracts and the impact of inflationary cost of living adjustments. These cost increases have resulted in economic pressure on the Company. Management continually focuses attention on daily labor management, as well as develops initiatives aimed at improving business processes and managing costs to achieve reductions to offset these economic increases. The implementation of these initiatives has resulted in significant improvements throughout the Company, most notably in the Company’s distribution system, which has led to improved warehouse and transportation efficiencies. Labor efficiencies, such as the number of cases moved in the warehouse per hour of work, have increased 6.0% in the 2005 Period compared to the 2004 Period and 7.8% in the 2004 Period compared to the first thirty-nine weeks of fiscal 2003 due to system and process improvements and the continual vigilance toward labor efficiencies. Other initiatives involve collaborative solutions working with Members and customers to remove costs from the overall supply chain.

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

	Thirteen Weeks Ended		% Change	Thirty-Nine Weeks Ended		% Change
Fiscal Period Ended	July 2, 2005	June 26, 2004	Thirteen Weeks	July 2, 2005	June 26, 2004	Thirty-Nine Weeks
Net sales	100.0%	100.0%	(0.8)%	100.0%	100.0%	(5.2)%
Cost of sales	90.0	90.2	(1.0)	89.6	90.1	(5.8)
Distribution, selling and administrative expenses	8.1	8.1	(0.5)	8.4	8.2	(2.6)

Operating income	1.9	1.7	8.3	2.0	1.7	13.1
Interest expense	(0.5)	(0.6)	(10.2)	(0.5)	(0.6)	(14.1)
Estimated patronage dividends	(0.8)	(0.6)	24.5	(0.8)	(0.7)	13.0
Income taxes	(0.2)	(0.2)	10.2	(0.3)	(0.2)	49.8

Net earnings	0.4%	0.3%	9.5%	0.4%	0.2%	56.3%

THIRTEEN WEEK PERIOD ENDED JULY 2, 2005 (“2005 PERIOD”) COMPARED TO THE THIRTEEN WEEK PERIOD ENDED JUNE 26, 2004 (“2004 PERIOD”)

Overview of the 2005 Period.    The Company’s consolidated operating income was $13.6 million in the 2005 Period compared to $12.5 million in the 2004 Period. Operating income for the Company’s Wholesale Distribution and Insurance segments improved over the 2004 Period, but was partially offset by a decline in the All Other category.

•	Wholesale Distribution Segment: The Wholesale Distribution segment’s operating income was $12.1 million in the 2005 Period compared to $11.2 million in the 2004 Period. The Company has continued to benefit from increased efficiencies in its operations. The Company has also benefited from cost reductions in workers’ compensation expense due to management actions (implementing safety programs and reducing corporate risk exposure via the offering of higher deductible policies to customers) and recent legislative changes. Fuel cost increases have partially offset the benefits from increased operational efficiencies. See additional discussion under “Distribution, selling and administrative expenses – Wholesale Distribution Segment” below.

•	Insurance Segment: Operating income improved $1.3 million in the Company’s Insurance segment to $1.2 million in the 2005 Period compared to an operating loss of $0.1 million in the 2004 Period. The Company’s workers’ compensation claims development stabilized during the 2005 Period. The improvement was attributable to several factors, including improved rate adequacy, legislative reforms that have mitigated increases in claims expenses (particularly medical costs), and the continued participation of our customers in higher deductible policies, which can be less costly for them and reduce the Company’s portion of its claims loss exposure.

•	All Other: All Other business activities primarily consist of the Company’s finance subsidiary and the consolidation of a variable interest entity as discussed in Note 4 of the Notes to Consolidated Condensed Financial Statements in Item 1. Operating income of $0.2 million for the 2005 Period consisted of $0.3 million in operating income from the Company’s finance subsidiary offset by $0.1 million in operating expense associated with the Company’s variable interest entity.

Operating income decreased $1.2 million to $0.2 million in the 2005 Period compared to income of $1.4 million in the 2004 Period. The decrease in earnings is primarily due to non-recurring favorable loan collection activities on previously reserved accounts in the Company’s finance subsidiary that occurred in the 2004 Period, resulting in a one-time benefit that was not repeated in the 2005 Period.

The following tables summarize the performance of each business segment for the 2005 and 2004 Periods.

Wholesale Distribution Segment (dollars in thousands)
	Thirteen Weeks Ended July 2, 2005		Thirteen Weeks Ended June 26, 2004
	Amounts in 000’s	Percent to Sales	Amounts in 000’s	Percent to Sales	Difference
Gross sales	$709,725		$711,968		$(2,243)
Inter-segment eliminations	—		—		—

Net sales	709,725	100.0	711,968	100.0	(2,243)
Cost of sales	641,690	90.4	643,395	90.4	(1,705)
Distribution, selling and administrative expenses	55,904	7.9	57,346	8.1	(1,442)

Operating income	$12,131	1.7	$11,227	1.5	$904

Insurance Segment (dollars in thousands)
	Thirteen Weeks Ended July 2, 2005		Thirteen Weeks Ended June 26, 2004
	Amounts in 000’s	Percent to Sales	Amounts in 000’s	Percent to Sales	Difference
Gross sales	$7,077		$9,504		$(2,427)
Inter-segment eliminations	(2,037)		(1,138)		(899)

Net sales	5,040	100.0	8,366	100.0	(3,326)
Cost of sales	2,180	43.3	6,887	82.3	(4,707)
Distribution, selling and administrative expenses	1,668	33.1	1,628	19.5	40

Operating income (loss)	$1,192	23.6	$(149)	(1.8)	$1,341

All Other (dollars in thousands)
	Thirteen Weeks Ended July 2, 2005		Thirteen Weeks Ended June 26, 2004
	Amounts in 000’s	Percent to Sales	Amounts in 000’s	Percent to Sales	Difference
Gross sales	$757		$777		$(20)
Inter-segment eliminations	(105)		(20)		(85)

Net sales	652	100.0	757	100.0	(105)
Distribution, selling and administrative expenses	420	64.4	(681)	(90.0)	1,101

Operating income	$232	35.6	$1,438	190.0	$(1,206)

Net sales.    Consolidated net sales decreased $5.7 million to $715.4 million in the 2005 Period compared to $721.1 million for the 2004 Period.

•	Wholesale Distribution Segment: Net Wholesale Distribution sales decreased $2.3 million to $709.7 million in the 2005 Period compared to $712.0 million for the 2004 Period.

•	Sales decreased $3.6 million to the Company’s largest Southern California Dairy Division customer, who was purchased in the first quarter of fiscal 2005 by a competitor who manufactures and distributes its own products.

•	Sales increased by approximately $1.3 million due primarily to stores added by new Members, the distribution volume of existing Members’ expansion to new store locations, and growth in perimeter-store products such as meat, produce and other perishable products. Perimeter-store products drove the growth in sales, while grocery and general merchandise sales declined compared to the 2004 Period. The decline in grocery and general merchandise was the result of continued competitive pressures in the marketplace from alternate format food stores (warehouse stores and supercenters) that are influencing shoppers’ buying practices, and certain customers buying more product directly from manufacturers.

•	Insurance Segment: Net sales decreased $3.3 million to $5.1 million in the 2005 Period compared to $8.4 million for the 2004 Period. The Company’s policy volume was stable; however, rates declined compared to the 2004 Period.

•	All Other: Net sales were consistent at $0.6 million in the 2005 Period compared to $0.7 million for the 2004 Period.

Cost of sales.    Consolidated cost of sales were $643.9 million for the 2005 Period and $650.3 million for the 2004 Period and comprised 90.0% and 90.2% of consolidated net sales for the 2005 and 2004 Periods, respectively.

•	Wholesale Distribution Segment: Cost of sales decreased by $1.7 million to $641.7 million in the 2005 Period compared to the 2004 Period. As a percentage of net wholesale sales, cost of sales was 90.4% for the 2005 and 2004 Periods, respectively.

•	A change in product and Member sales mix contributed to a 0.2% increase in cost of sales as a percent of net wholesale sales.

•	The Company increased the markup on its grocery, frozen food and delicatessen product lines due to the implementation of the Company’s Consumer Driven Pricing Program in June 2004, resulting in a 0.2% reduction in cost of sales as a percent of net wholesale sales.

•	Insurance Segment: Cost of sales decreased by $4.7 million to $2.2 million in the 2005 Period compared to the 2004 Period. In the 2004 Period, the Company incurred additional workers’ compensation losses due to unfavorable claims development for older accident years. However, workers’ compensation claims losses stabilized during the 2005 Period, resulting in decreased cost of sales.

Distribution, selling and administrative expenses.    Consolidated distribution, selling and administrative expenses were $58.0 million in the 2005 Period compared to $58.3 million in the 2004 Period, and comprised 8.1% of net sales for the 2005 and 2004 Periods, respectively.

•	Wholesale Distribution Segment: Distribution, selling and administrative expenses were $55.9 million in the 2005 Period compared to $57.3 million in the 2004 Period, and comprised 7.9% and 8.1% of net wholesale sales for the 2005 and 2004 Periods, respectively.

The factors contributing to the 0.2% decrease in costs as a percent of net wholesale sales are as follows:

•	The Company has continued to make efficiency improvements in its operations, and cost savings in certain of its administrative expenses. Recent implementation of new warehouse management systems and process improvements have improved productivity 7.9% in the 2005 Period compared to the 2004 Period. These improvements and other cost efficiency activities in the 2005 Period resulted in a $0.4 million decrease in cost and a decrease in costs as a percent of net wholesale sales by 0.1%.

•	Workers’ compensation costs have been reduced by $1.1 million, or 0.1% as a percent of net wholesale sales, due to safety and administrative programs and legislative reforms.

•	Partially offsetting these cost reductions have been higher fuel costs of $0.1 million resulting from higher fuel prices.

•	Insurance Segment: Distribution, selling and administrative expenses for the Insurance segment were comparable at $1.7 million for the 2005 Period compared to $1.6 million for the 2004 Period.

•	All Other: Distribution, selling and administrative expenses for the Company’s All Other business activities for the 2005 Period were $0.4 million compared to income of $(0.7) million for the 2004 Period. The Company’s finance subsidiary expenses increased $1.1 million compared to the 2004 Period due to non-recurring favorable loan collection activities on previously reserved accounts that occurred in the 2004 Period, resulting in a one-time benefit that was not repeated in the 2005 Period.

Interest.    Interest expense was $3.8 million in the 2005 Period compared to $4.2 million in the 2004 Period and comprised 0.5% and 0.6% of consolidated net sales for the 2005 Period and the 2004 Period, respectively. Factors contributing to the decrease in interest expense are as follows:

•	Interest expense on the Company’s primary debt instruments was $2.9 million for the 2005 and 2004 Periods.

•	Weighted Average Borrowings: Interest expense declined $0.4 million over the 2004 Period due to a reduction in the Company’s weighted average borrowings. Weighted average borrowings were reduced by $37.6 million due to improved cash flow from operations, working capital improvements and the Company’s Equity Enhancement Program (see “Equity Enhancement Plan”).

•	Interest Rates: Interest expense increased $0.4 million over the 2004 Period. The Company’s average borrowing rate for the combined primary debt, made up of the revolving line of credit and senior secured notes, was 7.1% and 5.7% for the 2005 and 2004 Periods, respectively. Several offsetting factors contributed to the increase in interest rates. First, the Company realized a reduction in its interest rate margin over the base borrowing rate on its revolving line of credit due to achieving certain financial results. Second, consistent with the overall market interest rate change, the base borrowing rate on the revolver increased over the 2004 Period, offsetting the reduction in margin. Third, reductions in borrowings on the lower interest revolver compared to the senior notes resulted in a higher average borrowing rate. The Company believes it will be able to sustain the financial performance measures required to maintain the current interest rate margins.

The Company’s borrowings on its revolving credit agreement are subject to market rate fluctuations. A 25 basis point change in the market rate of interest over the period would have resulted in a $0.1 million increase or decrease in corresponding interest expense.

•	Changes in secondary debt instruments resulted in a $0.4 million decrease in expense in the 2005 Period compared to the 2004 Period.

Estimated patronage dividends.    Estimated patronage dividends for the 2005 Period were $5.5 million, compared to $4.4 million in the 2004 Period, an increase of 24.5%. Patronage dividends for the 2005 Period consisted of the patronage earnings from the Company’s three patronage earnings divisions: the Southern California Dairy Division, the Pacific Northwest Dairy Division and the Cooperative Division. For the 2005 and 2004 Periods, respectively, the Company had patronage earnings of $2.6 million and $2.4 million in the Southern California Dairy Division, $0.1 million and $0.1 million in the Pacific Northwest Dairy Division and $2.8 million and $1.9 million in the Cooperative Division.

Income taxes.    The Company’s effective income tax rate was 40.9% for the 2005 Period compared to 40.7% for the 2004 Period. The Company estimates that its effective tax rate will be 40% to 41% for the remainder of fiscal 2005.

THIRTY-NINE WEEK PERIOD ENDED JULY 2, 2005 (“2005 PERIOD”) COMPARED TO THE THIRTY-NINE WEEK PERIOD ENDED JUNE 26, 2004 (“2004 PERIOD”)

Overview of the 2005 Period.    The Company’s consolidated operating income improved by $4.9 million to $42.3 million in the 2005 Period compared to $37.4 million in the 2004 Period. The operating income for the Company’s Wholesale Distribution and Insurance segments improved over the 2004 Period, but was offset in part by a decline in the All Other category.

•	Wholesale Distribution Segment: The Wholesale Distribution segment realized an overall net improvement in operating income of $2.1 million to $39.3 million in the 2005 Period compared to $37.2 million in the 2004 Period. Improvements in margin and reductions in costs offset the marginal effect of lower sales, as described under “Company Overview – Sales Activities” above.

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

The Company has continued to benefit from increased efficiencies in its operations. The Company has also benefited from cost reductions in workers’ compensation expense due to management actions (implementing safety programs and reducing corporate risk exposure via the offering of higher deductible policies to customers) and recent legislative changes. Fuel cost increases have partially offset the benefits from increased operational efficiencies. See additional discussion under “Distribution, selling and administrative expenses – Wholesale Distribution Segment” below.

•	Insurance Segment: Operating income improved $5.1 million in the Company’s Insurance segment to $3.3 million in the 2005 Period compared to an operating loss of $1.8 million in the 2004 Period. The Company’s workers’ compensation claims development stabilized during the 2005 Period. The improvement was attributable to several factors, including improved rate adequacy, legislative reforms that have mitigated increases in claims expenses (particularly medical costs), and the continued participation of our customers in higher deductible policies, which can be less costly for them and reduce the Company’s portion of its claims loss exposure.

•	All Other: All Other business activities primarily consist of the Company’s finance subsidiary and the consolidation of a variable interest entity as discussed in Note 4 of the Notes to Consolidated Condensed Financial Statements in Item 1. Operating income decreased $2.3 million to a loss of $0.3 million in the 2005 Period compared to income of $2.0 million in the 2004 Period. The decrease in earnings is primarily due to non-recurring favorable loan collection activities on previously reserved accounts in the Company’s finance subsidiary that occurred in the 2004 Period, resulting in a reduction of expenses that was not repeated in the 2005 Period. The loss of $0.3 million for the 2005 period was due to lease expenses associated with the Company’s variable interest entity of $0.7 million partially offset by income of $0.4 million in the Company’s finance subsidiary.

The following tables summarize the performance of each business segment for the 2005 and 2004 Periods.

Wholesale Distribution Segment

(dollars in thousands)

	Thirty-Nine Weeks Ended July 2, 2005		Thirty-Nine Weeks Ended June 26, 2004
	Amounts in 000’s	Percent to Sales	Amounts in 000’s	Percent to Sales	Difference
Gross sales	$2,123,121		$2,235,327		$(112,206)
Inter-segment eliminations	—		(540)		540

Net sales	2,123,121	100.0	2,234,787	100.0	(111,666)
Cost of sales	1,910,613	90.0	2,017,923	90.3	(107,310)
Distribution, selling and administrative expenses	173,249	8.2	179,705	8.0	(6,456)

Operating income	$39,259	1.8	$37,159	1.7	$2,100

Insurance Segment

(dollars in thousands)

	Thirty-Nine Weeks Ended July 2, 2005		Thirty-Nine Weeks Ended June 26, 2004
	Amounts in 000’s	Percent to Sales	Amounts in 000’s	Percent to Sales	Difference
Gross sales	$22,951		$26,272		$(3,321)
Inter-segment eliminations	(5,652)		(4,078)		(1,574)

Net sales	17,299	100.0	22,194	100.0	(4,895)
Cost of sales	8,756	50.6	18,556	83.6	(9,800)
Distribution, selling and administrative expenses	5,204	30.1	5,393	24.3	(189)

Operating income (loss)	$3,339	19.3	$(1,755)	(7.9)	$5,094

All Other

(dollars in thousands)

	Thirty-Nine Weeks Ended July 2, 2005		Thirty-Nine Weeks Ended June 26, 2004
	Amounts in 000’s	Percent to Sales	Amounts in 000’s	Percent to Sales	Difference
Gross sales	$1,443		$1,592		$(149)
Inter-segment eliminations	(280)		(64)		(216)

Net sales	1,163	100.0	1,528	100.0	(365)
Distribution, selling and administrative expenses	1,452	124.8	(460)	(30.1)	1,912

Operating (loss) income	$(289)	(24.8)	$1,988	130.1	$(2,277)

Net sales.    Consolidated net sales decreased $116.9 million to $2.1 billion in the 2005 Period compared to the 2004 Period.

•	Wholesale Distribution Segment: Net Wholesale Distribution sales decreased $111.7 million to $2.1 billion in the 2005 Period compared to the 2004 Period.

•	Wholesale Distribution sales decreased approximately $115.0 million due to the temporary non-recurring sales in the 2004 Period as a result of the UFCW strike.

•	Sales decreased $24.6 million to the Company’s largest Southern California Dairy Division customer, who was purchased by a competitor in the 2005 Period who manufactures and distributes its own products.

•	Sales increased by approximately $27.9 million due primarily to new membership, the distribution volume of existing members’ expansion to new store locations, and growth in perimeter-store products such as meat, produce and other perishable products. Perimeter-store products drove the growth in sales, while grocery and general merchandise sales declined compared to the 2004 Period. The decline in grocery and general merchandise was the result of continued competitive pressures in the marketplace from alternate format food stores (warehouse stores and supercenters) that are influencing shoppers’ buying practices, and certain customers buying more product directly from manufacturers.

•	Insurance Segment: Net sales decreased $4.9 million to $17.3 million in the 2005 Period compared to the 2004 Period. The Company’s policy volume was stable; however, rates declined compared to the 2004 Period.

•	All Other: Net sales decreased $0.3 million to $1.2 million in the 2005 Period compared to $1.5 million for the 2004 period.

Cost of sales.    Consolidated cost of sales were $1.9 billion for the 2005 Period compared to $2.0 billion for the 2004 Period and comprised 89.6% and 90.1% of consolidated net sales for the 2005 and 2004 Periods, respectively.

•	Wholesale Distribution Segment: Cost of sales decreased by $107.3 million to $1.9 billion in the 2005 Period compared to $2.0 billion in the 2004 Period. As a percentage of net wholesale sales, cost of sales was 90.0% and 90.3% for the 2005 and 2004 Periods, respectively. Several factors contributed to the 0.3% decrease in cost of sales as a percentage of net wholesale sales.

•	A change in product and Member sales mix contributed to a 0.1% reduction in cost of sales as a percent of net wholesale sales.

•	Efforts to support the sales increase in the 2004 Period resulting from the UFCW strike led to a temporary 0.1% increase in the cost of sales that did not recur in the 2005 Period. The Company’s sales mix in Southern California changed slightly to accommodate the volume increase related to the strike as grocers began ordering a different mix of products to accommodate the new demands at retail. The increase in cost of sales related to efforts to support the additional strike volume did not continue beyond the strike period.

•	The Company increased the markup on its Grocery, Frozen Food and Delicatessen product lines due to the implementation of the Company’s Consumer Driven Pricing Program in June 2004, resulting in a 0.1% reduction in cost of sales as a percent of net wholesale sales.

•	Insurance Segment: Cost of sales decreased by $9.8 million to $8.8 million in the 2005 Period compared to the 2004 Period. In the 2004 Period, the Company incurred additional workers’ compensation losses due to unfavorable claims development for older accident years. However, workers’ compensation claims losses stabilized during the 2005 Period, resulting in decreased cost of sales.

Distribution, selling and administrative expenses.    Consolidated distribution, selling and administrative expenses were $179.9 million in the 2005 Period compared to $184.6 million in the 2004 Period, and comprised 8.4% and 8.2% of net sales for the 2005 Period and the 2004 Period, respectively.

•	Wholesale Distribution Segment: Distribution, selling and administrative expenses were $173.3 million in the 2005 Period compared to $179.7 million in the 2004 Period, and comprised 8.2% and 8.0% of net Wholesale Distribution sales for the 2005 Period and the 2004 Period, respectively.

The factors contributing to the increase in cost as a percent of sales are as follows:

•	The Company has continued to make efficiency improvements in its operations, and cost savings in certain of its administrative expenses. Recent implementation of new warehouse management systems and process improvements have improved productivity 6.0% in the 2005 Period compared to the 2004 Period. Workers’ compensation costs have been reduced by $5.1 million, due to safety and administrative programs and legislative reforms. Partially offsetting these cost reductions have been higher fuel costs of $1.0 million resulting from higher fuel prices. These activities net to decrease cost as a percent of net wholesale sales by 0.2%.

•	Lower sales experienced in the 2005 Period resulted in a $2.3 million decrease in cost and an increase in costs as a percent of net wholesale sales by 0.4%.

•	Insurance Segment: Distribution, selling and administrative expenses for the Insurance segment were comparable at $5.2 million for the 2005 Period and $5.4 million for the 2004 Period.

•	All Other: Distribution, selling and administrative expenses for the Company’s All Other business activities for the 2005 Period were $1.4 million compared to a credit of $0.5 million for the 2004 Period. The Company’s finance subsidiary expenses increased $1.6 million compared to the 2004 Period due to non-recurring favorable loan collection activities on previously reserved accounts that occurred in the 2004 Period, resulting in a reduction of expenses that was not repeated in the 2005 Period. Lease costs associated with the Company’s variable interest entity increased $0.3 million in the 2005 Period compared to the 2004 Period due to accrued costs associated with a pending buyout of a sub-leased property.

Interest.    Interest expense was $11.4 million in the 2005 Period compared to $13.2 million in the 2004 Period and comprised 0.5% and 0.6% of consolidated net sales for the 2005 Period and the 2004 Period, respectively. Factors contributing to the decrease in interest expense are as follows:

•	Interest expense on the Company’s primary debt instruments declined $1.1 million over the 2004 Period related to a reduction in weighted average borrowings offset by an increase in rates on the revolving credit facility.

•	Weighted Average Borrowings: Interest expense declined $1.6 million over the 2004 Period due to a reduction in the Company’s weighted average borrowings. Weighted average borrowings were reduced by $42.9 million due to improved cash flow from operations, working capital improvements and the Company’s Equity Enhancement Program (see “Equity Enhancement Plan”).

•	Interest Rates: Interest expense increased $0.5 million over the 2004 Period due to an increase in the average borrowing rate for the Company’s revolving line of credit. The Company’s average borrowing rate for the combined primary debt, made up of the revolving line of credit and senior secured notes, was 6.6% and 5.8% for the 2005 and 2004 Periods, respectively. Several offsetting factors contributed to the increase in interest rates. First, the Company realized a reduction in its interest rate margin over the base borrowing rate on its revolving line of credit due to achieving certain financial results. Second, consistent with the overall market interest rate change, the base borrowing rate on the revolver increased over the 2004 Period, offsetting the reduction in margin improvement. Third, reductions in borrowings on the lower interest revolver compared to the senior notes resulted in a higher average borrowing rate. The Company believes it will be able to sustain the financial performance measures required to maintain the current interest rate margins.

The Company’s borrowings on its revolving credit agreement are subject to market rate fluctuations. A 25 basis point change in the market rate of interest over the period would have resulted in a $0.2 million increase or decrease in corresponding interest expense.

•	Changes in secondary debt instruments resulted in a $0.7 million decrease in expense in the 2005 Period as compared to the 2004 Period.

Estimated patronage dividends.    Estimated patronage dividends for the 2005 Period were $17.2 million, compared to $15.2 million in the 2004 Period, an increase of 13.0%. Patronage dividends for the 2005 Period consisted of the patronage earnings from the Company’s three patronage earnings divisions: the Southern California Dairy Division, the Pacific Northwest Dairy Division and the Cooperative Division. For the 2005 and 2004 Periods, respectively, the Company had patronage earnings of $7.8 million and $7.8 million in the Southern California Dairy Division, $0.3 million and $0.2 million in the Pacific Northwest Dairy Division and $9.1 million and $7.2 million in the Cooperative Division.

Income taxes.    The Company’s effective income tax rate was 37.7% for the 2005 Period compared to 38.7% for the 2004 Period. The Company estimates that its effective tax rate will be 40 % to 41 % for the remainder of fiscal 2005.

LIQUIDITY AND CAPITAL RESOURCES

The Company finances its capital needs through a combination of internal and external sources. These sources include cash from operations, Member investments, bank borrowings, various types of long-term debt and lease financing. The Company believes that the combination of cash flows from operations, current cash balances, its Equity Enhancement Plan (described below), and available lines of credit, will be sufficient to service its debt and to meet its anticipated needs for working capital and capital expenditures through at least fiscal 2005.

CASH FLOW

The Company continued to generate positive cash flow from operations, which was used for investing and financing activities during the thirty-nine week 2005 Period to reduce long-term debt, provide financing to Members, invest in the Company’s infrastructure, reinvest proceeds from maturing investments and redeem Members’ capital shares. Net cash, consisting of cash and cash equivalents, decreased by $14.2 million to $29.2 million as a result of this activity for the thirty-nine week 2005 Period compared to $43.4 million as of the fiscal year ended October 2, 2004.

The following table summarizes the impact of operating, investing and financing activities from operations, and cash utilized for discontinued operations, on the Company’s cash flows for the thirty-nine week 2005 and 2004 Periods:

(dollars in thousands)
Summary of Net Increase (Decrease) in Total Cash Flows	2005	2004	Difference
Cash provided by continuing operating activities	$30,494	$60,966	$(30,472)
Cash utilized by discontinued operating activities	(203)	(4,371)	4,168

Net cash provided by operating activities	30,291	56,595	(26,304)
Cash utilized by investing activities	(15,086)	(15,964)	878
Cash utilized by financing activities	(29,473)	(30,785)	1,312

Total (decrease) increase in cash flows	$(14,268)	$9,846	$(24,114)

Net cash generated from continuing operating, investing and financing activities decreased by $28.3 million to $(14.1) million for the 2005 Period compared to an increase of $14.2 million for the 2004 Period. The decrease in net cash from continuing operations for the 2005 Period consisted of a reduction in cash provided from continuing operating activities of $30.5 million (due primarily to reductions in current accrued liabilities, increased net purchases of trading securities, and lower reductions in accounts receivable) offset by decreased amounts used in investing activities of $0.9 million and financing activities of $1.3 million. Cash used by discontinued operations was reduced to $0.2 million for the 2005 Period compared to $4.4 million for the 2004 Period (see Note 2 of Notes to Consolidated Condensed Financial Statements). Working capital was $73.7 million and $98.4 million, respectively, and the current ratio was 1.3 at July 2, 2005 and October 2, 2004.

Operating Activities:    Net cash provided by continuing operating activities decreased by $30.5 million to $30.5 million for the 2005 Period compared to $61.0 million for the 2004 Period. The decline in cash provided by operating activities compared to the 2004 Period was attributable to the impact of working capital management initiatives implemented in fiscal 2003 that continued to further benefit the 2005 Period, but at a reduced amount as the Company approached desired levels. The Company continues to make improvements in reducing its inventory and trade accounts receivable levels; however, future working capital reductions are not expected to be as pronounced as was experienced in the 2004 and 2003 Periods. During the 2005 Period, the Company experienced positive cash flows of $23.8 million as a result of decreased inventories in addition to an increase in other long-term liabilities. Subsequently, this cash was used to reduce accounts payable and accrued liabilities by $14.1 million.

Investing Activities:    Net cash used in investing activities decreased by $0.9 million to $15.1 million for the 2005 Period compared to $16.0 million utilized in the 2004 Period. The decrease in cash used for investing activities during the 2005 Period as compared to the 2004 Period was due mainly to decreased long-term notes receivable of $1.7 million, resulting from the early repayment of a number of loans to Members by the Company’s financing subsidiary, as well as reduced capital expenditures of $0.3 million and reduced expenditures for other assets of

$0.1 million. This $2.1 million decrease in cash utilized was partially offset by increases in net investments of $1.2 million by the Company’s insurance subsidiaries, consisting of the purchase and sale of securities to replace maturing investments in its portfolio. Spending on investing activities is expected to be funded by existing cash balances, cash generated from operations or additional borrowings.

Financing Activities:    Net cash utilized by financing activities was approximately $29.5 million for the 2005 Period compared to $30.8 million for the 2004 Period. The net decrease of $1.3 million in cash used by financing activities for the 2005 Period as compared to the 2004 Period reflects increased cash provided by Member deposits (both excess and required) and estimated patronage dividends of $1.8 million, non-recurring payments for deferred financing fees of $2.6 million that occurred in the 2004 Period, and increased issuance of common stock to members (including receivables from sales of common stock) of $0.3 million. These increases in cash provided were partially offset by an increase of $3.4 million in cash used to redeem Member shareholdings. Cash used by financing activities is expected to be funded by the Company’s improved operating cash flow, reduced working capital requirements and the positive impact of the Equity Enhancement Plan to meet operating and capital spending requirements.

Equity Enhancement Plan

In fiscal 2002, the Company implemented the first part of an equity enhancement plan designed to build equity in the Company for future investment in the business and other infrastructure improvements. In fiscal 2002, a portion of the patronage dividend was retained in the form of patronage dividend certificates that mature in 5 years. In November 2002, the Company amended its Bylaws, increasing the required holdings of Class A Shares from 100 shares in fiscal 2002 to 350 shares by the end of fiscal 2007. In addition, in fiscal 2003, the Company introduced a new class of capital stock, denominated “Class E Shares.” Class E Shares were issued as part of the patronage dividends issued in fiscal years 2004 and 2003 for the Cooperative Division and may be issued in future years at the discretion of the Board. Accordingly, improvement in Member capital is expected to continue in future years to the extent more cash is retained by the Company rather than paid as a component of the patronage dividend for the Cooperative Division. In addition, the cash received from the increased Class A Share requirement is expected to continue the improvement in Member capital in future years.

Bank Credit Facility

The Company refinanced its $200.0 million revolving credit agreement in fiscal 2004 with a new $225.0 million revolving credit agreement (see “Outstanding Debt And Other Financing Arrangements”). The expanded facility, combined with the Company’s reduction in its borrowing levels under the facility to $62.0 million at July 2, 2005, increases the availability of capital accessible by the Company.

Discontinued Operations

The Company’s exit from its retail business in fiscal 2003 further benefited the Company’s cash position by allowing it to preserve working capital that would otherwise have been used to fund the unprofitable retail operations. Net cash used for discontinued operations was approximately $0.2 million and $4.4 million in the 2005 Period and 2004 Period, respectively.

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

CONTRACTUAL OBLIGATIONS AND COMMERCIAL COMMITMENTS

At July 2, 2005, the Company was contingently liable with respect to 13 lease guarantees for certain Members with commitments expiring through 2017. The Company believes the locations underlying these leases are marketable and, accordingly, that it will be able to recover a substantial portion of the guaranteed amounts in the event the Company is required to satisfy its obligations under the guarantees. In addition to the lease guarantees, the Company also guarantees certain third-party loans issued to Members and standby letters of credit to certain vendors and regulatory authorities.

Accordingly, with respect to the third-party loan guarantees, the Company would be required to pay these obligations in the event of default by the Member. The Company would only be obligated under the standby letters of credit to the extent of any amount utilized by the vendor or regulatory authority.

During fiscal 2004, the Company entered into a lease guarantee with one of its Members. The guarantee has a ten-year term, and as of July 2, 2005 and October 2, 2004, the maximum potential amount of future payments that the Company could be required to make as a result of the Member’s non-payment of rent is approximately $2.8 million. Pursuant to FASB Interpretation No. 45, “Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others,” Unified has recorded a liability in connection with this guarantee arrangement. This liability, which amounts to approximately $0.1 million at July 2, 2005 and October 2, 2004, represents the premium receivable from the Member as consideration for the guarantee, and is deemed to be the fair value of the lease guarantee. The Company does not believe, based on historical experience and information currently available, that it is probable that any amounts will be required to be paid under this guarantee arrangement.

The Company’s contractual obligations and commercial commitments at July 2, 2005 are summarized as follows:

(dollars in thousands)
	Payments due by period
Contractual Obligations	Total	Less than 1 year	1-3 years	4-5 years	More than 5 years
Senior secured notes	$93,985	$6,288	$47,451	$40,246	$—
Revolving lines of credit	62,000	—	62,000	—	—
Operating lease obligations	151,609	23,754	52,043	21,651	54,161
Capital lease obligations	330	223	107	—	—
Other long-term obligations	10,992	2,668	8,324	—	—
Secured borrowings to banks, including standby repurchase obligations	348	154	129	50	15
Projected interest on contractual obligations	39,065	13,126	21,578	4,361	—

Total contractual cash obligations	$358,329	$46,213	$191,632	$66,308	$54,176

(dollars in thousands)
	Payments due by period
Other Commercial Commitments	Total	Less than 1 year	1-3 years	4-5 years	More than 5 years
Standby letters of credit	$49,692	$49,692	$—	$—	$—
Lease and loan guarantees	24,282	5,028	13,020	3,086	3,148

Total commercial commitments	$73,974	$54,720	$13,020	$3,086	$3,148

The projected interest component on the Company’s contractual obligations was estimated based on the prevailing or contractual interest rates for the respective obligations over the period of the agreements.

Prior to the third quarter of fiscal 2005, the Company’s wholly owned insurance subsidiary held investments carried at fair value on deposit with regulatory authorities in compliance with statutory insurance regulations. During the third quarter of fiscal 2005, the Company’s wholly owned insurance subsidiary entered into a $41.8 million standby letter of credit agreement to secure workers’ compensation claims in the event this subsidiary is unable to meet these obligations. The standby letter of credit is secured by the investments of the wholly owned insurance subsidiary, and such investments have concurrently been released from their deposit restriction by virtue of implementing and maintaining the standby letter of credit.

OUTSTANDING DEBT AND OTHER FINANCING ARRANGEMENTS

The Company’s notes payable and scheduled maturities are summarized as follows:

(dollars in thousands)
	July 2, 2005	October 2, 2004

Senior secured notes expiring April 1, 2008, (interest rate of 7.72% at July 2, 2005 and October 2, 2004); approximately $865 principal and interest payable monthly through April 1, 2008, remaining $36.0 million due April 1, 2008	$53,150	$57,409

Senior secured notes expiring October 1, 2009, payable monthly, interest only (interest rate of 8.71% at July 2, 2005 and October 2, 2004)	40,836	40,984

Notes to banks under secured revolving credit agreement expiring December 5, 2007, interest rate at the lender’s base rate plus 0.00% or adjusted LIBOR (3.37% plus 1.25% at July 2, 2005 and 1.34% plus 1.50% at October 2, 2004)	62,000	88,000

Secured borrowings to banks, collateralized by member loans receivable, repayment based on terms of underlying collateral	348	765

Redemption subordinated notes, payable in twenty quarterly installments plus interest at 6.0%	123	751

Capital investment notes (subordinated), interest at 5.0%, maturity dates through 2007	10,869	12,616

Obligations under capital leases	330	808

Total notes payable	167,656	201,333
Less portion due within one year	9,334	9,639

	$158,322	$191,694

The Company had a total of $94.0 million and $98.4 million outstanding in senior secured notes to certain insurance companies and pension funds under a note purchase agreement dated September 29, 1999 (as amended, the “Senior Note Agreement”) at July 2, 2005 and October 2, 2004, respectively. During fiscal 2004, the interest rate on these notes was reduced 25 basis points as a result of the Company achieving improved performance in fiscal 2003.

In addition, the Company has a $225.0 million secured revolving credit facility (“Revolving Credit Agreement”) with a group of banks for which Harris Trust and Savings Bank is serving as Administrative Agent. The Revolving Credit Agreement expires on December 5, 2007 and bears interest at either LIBOR plus an applicable margin (1.00% to 2.00%), or the lender’s base rate plus an applicable margin (0.00% to 0.75%). In each case, the applicable margin is based on the ratio of funded debt to operating cash flow. The Revolving Credit Agreement permits advances of up to 85% of eligible accounts receivable and 65% of eligible inventories. The Revolving Credit Agreement is collateralized by the accounts receivable and inventories of the Company and certain subsidiaries. The Company had $62.0 million and $88.0 million outstanding under the Revolving Credit Agreement at July 2, 2005 and October 2, 2004, respectively.

The Revolving Credit Agreement and the Senior Note Agreement as amended each contain customary representations, warranties, financial covenants and default provisions for these types of financing. Obligations under these credit agreements are senior to the rights of Members with respect to required deposits, patronage dividend certificates and subordinated notes. Both the Revolving Credit Agreement and the Senior Note Agreement limit the incurrence of additional funded debt and the incurrence of liens except permitted liens. Examples of default conditions include the failure to pay an installment of principal or interest under the agreements, the making of false representations and warranties, and non-compliance with one or more financial covenants (minimum tangible net worth, fixed charge coverage ratio and funded debt to earnings before interest, income taxes, depreciation, amortization and patronage dividends, “EBITDAP”). The Revolving Credit Agreement and the Senior Note Agreement both limit distributions to shareholders (including the repurchase of shares) to designated permitted redemptions, and prohibit all distributions and payments on patronage dividend certificates (“Patronage Certificates”) when an event of default has occurred and is continuing. In the event the Company is not in compliance with the financial covenants of the Revolving Credit Agreement and the Senior Note Agreement, the continued availability of loan funds or the terms upon which such loans would be available could be negatively impacted, and the impact to the Company could be material. As of July 2, 2005, the Company was in compliance with all applicable covenants of its Revolving Credit Agreement and Senior Note Agreement.

A $10.0 million credit agreement with a third party bank is collateralized by Grocers Capital Company’s (“GCC”) Member loan receivables. GCC is a wholly owned subsidiary of the Company whose primary function is to provide financing to Members who meet certain credit requirements. Funding for loans is derived from the cash reserves of GCC, as well as the $10.0 million credit facility. The credit agreement, which was amended and restated in fiscal 2004, matures on June 9, 2007. Amounts advanced under the credit agreement bear interest at prime (6.25% and 4.75%) or Eurodollar (3.50% and 2.01%) plus 2.25% at July 2, 2005 and October 2, 2004, respectively. The unused portion of the credit line is subject to a commitment fee of 0.125%. The applicable rate is determined at the Company’s discretion. GCC had no borrowings outstanding at July 2, 2005 or October 2, 2004.

Member loan receivables are periodically sold by GCC to the third party bank through a loan purchase agreement. This loan purchase agreement, which was amended and restated in fiscal 2004, matures on June 9, 2007. Total loan purchases under the agreement are limited to a total aggregate principal amount outstanding of $70.0 million. The loan purchase agreement does not qualify for sale treatment pursuant to SFAS No. 140, “Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities” and, accordingly, the Company accounts for the transfer of these financial assets as a secured borrowing with a pledge of collateral. The aggregate amount of secured borrowings with the third party bank was $0.4 million and $0.8 million at July 2, 2005 and October 2, 2004, respectively. The pledged collateral included in current notes receivable was $0.2 million and $0.4 million and non-current amounts were $0.2 million and $0.4 million at July 2, 2005 and October 2, 2004, respectively. The notes receivable generally bear interest at rates averaging prime plus 2.00%, are paid monthly and have maturity dates ranging from 2005 to 2007.

On September 27, 1999, the Company merged with United Grocers, Inc. (“United”), a grocery cooperative headquartered in Milwaukie, Oregon (the “Merger”). Pursuant to the Merger, Unified agreed to repurchase excess Class B Shares held by former shareholders of United that were received in the Merger and tendered for redemption prior to January 28, 2001. The price paid for the excess Class B Shares was the book value as of April 2, 1999 of the shares of the Company’s common stock for which the excess Class B Shares were exchanged in the Merger. The Company purchased such shares by issuing notes referred to as “redemption subordinated notes,” which are payable in twenty equal quarterly principal installments and bear interest at 6% per year. During the thirty-nine weeks ended July 2, 2005, the Company paid $0.6 million on the notes.

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

The Company has also guaranteed certain loans made directly to Members by third-party lenders. At July 2, 2005 the maximum principal amount of these guarantees was $0.1 million. Member loans, provided by the Company and third parties, are generally secured with collateral, which usually consists of personal and real property owned by Members and personal guarantees of Members.

MEMBER INVESTMENTS AND PATRONAGE DIVIDENDS

Members are required to meet specific capitalization requirements, which include capital stock ownership and may include required cash deposits. In addition, each Member must meet minimum purchase requirements that may be modified at the discretion of the Company’s Board of Directors (the “Board”). Unified currently requires each Member to hold Class B Shares having an issuance value equal to approximately twice the amount of certain of the Member’s average weekly purchases, except for meat and produce that are subject to a one week requirement (the “Class B Share requirement”). If purchases are not made weekly, the average weekly purchases are based on the number of weeks in which purchases were actually made. The Class B Share requirement is determined twice a year, at the end of the Company’s second and fourth fiscal quarters, based on the Member’s purchases from the Cooperative Division during the preceding four quarters. In addition to providing equity capital to Unified, the Class B Shares also serve to secure the credit obligations of the Members to Unified. However, withdrawing Members are not permitted to offset amounts owed to Unified against their capital stock ownership in Unified. Any shares held by such withdrawing Members are subject to repurchase as described under “Redemption of Capital Stock.”

In October 2004, the Board approved certain modifications to the Class B Share requirement, effective as of March 31, 2005. The purpose of the new plan is to encourage Member growth by offering a reduced requirement if certain qualifications are met and to provide a cap on the investment requirement at certain volume levels. The Standard Class B Investment requirement (“SBI”) is twice the amount of certain average weekly purchases, except for meat and produce, which are one times average weekly purchases. Members may apply for the Reduced Class B Investment requirement (“RBI”), which requires Members to pay for their purchases electronically on the current due date and demonstrate credit worthiness. The RBI is based on a sliding scale such that additional purchase volume marginally reduces the requirement as a percentage of purchase volume. These modifications were effective as of the end of the second quarter of fiscal 2005. Members who did not apply for the RBI will remain on the SBI.

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

The Required Deposit may generally be paid either in full upon acceptance as a Member or 75% upon acceptance and the balance paid over a 26-week period. Members may also maintain deposits with Unified in excess of such Required Deposit amounts (“Excess Deposits”). The Company does not pay interest on the Required Deposit amounts. However, the Company currently pays interest at the prime rate for any cash deposits in excess of the Member’s Required Deposit amount. All such deposits of a Member are maintained in the Member’s deposit account.

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

Upon request, the Company will return Excess Deposits to Members provided that the Member is not in default of any of its obligations to Unified. Members may have cash in their deposit accounts that exceed the Required Deposit amounts if the Members’ purchases during the period when the Required Deposit amount is determined to have declined from the previous measuring period or the Members have received cash patronage dividends, which are deposited into the Members’ deposit accounts. If membership status is terminated, Members are entitled to have their cash deposits returned, less any amounts owed to Unified. In all cases, a return of that portion of the Member’s cash deposits that consists of Required Deposits will be governed by the applicable subordination provisions and will be returned only to the extent permitted by the subordination provisions. In addition, a withdrawing Member is entitled to recover Required Deposits in excess of its obligations to Unified if permitted by the applicable subordination provisions.

Unified’s obligation to repay Members’ Required Deposit accounts on termination of Member status (once the Member’s obligations to Unified have been satisfied) is reported as a long-term liability on Unified’s consolidated condensed balance sheets. Excess Deposits are not subordinated to Unified’s other obligations and are reported as short-term liabilities on Unified’s consolidated condensed balance sheets. At July 2, 2005 and October 2, 2004, Unified had $16.6 and $12.8 million, respectively, in “Members’ required deposits” and $21.5 and $12.9 million, respectively, in “Members’ excess deposits and estimated patronage dividends” (of which $10.9 and $10.1 million, respectively, represented Excess Deposits as previously defined).

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

In fiscal 2003, the Company issued $3.3 million of Patronage Certificates as a portion of its patronage dividends for fiscal 2002. These Patronage Certificates are included in “Subordinated patronage dividend certificates” in the accompanying consolidated balance sheets.

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

On April 6, 2005, the Board authorized the repurchase on April 29, 2005 of 1,200 shares of the Company’s Class A Shares that had been tendered and were pending redemption. The Company paid approximately $0.21 million to redeem the shares. On June 22, 2005, the Board authorized the repurchase on July 1, 2005 of 2,400 shares of the Company’s Class A Shares, 8,479 shares of the Company’s Class B Shares, and 544 shares of the Company’s Class E Shares that had been tendered and were pending redemption. The Company paid approximately $0.42 million, $1.48 million and $0.05 million, respectively, to redeem the shares.

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

The Company’s net periodic benefit cost for its combined pension and other postretirement benefits was approximately $8.2 million for the thirty-nine week period ended July 2, 2005 compared to $7.7 million for the thirty-nine week period ended June 26, 2004.

During fiscal 2004, the Company contributed $4.2 million to the Benefit Plan and ESPP II for the 2003 plan year. At this time, the Company expects to make at least the minimum required contributions of $4.1 million in fiscal 2005 for the 2004 plan year, which will be due by September 15, 2005. At its discretion, the Company may contribute in excess of this amount. Due to changes prescribed by the Pension Funding Equity Act of 2004, which changed the interest rate used to calculate the funded current liability percentage (“FCLP”) as of January 1, 2003, the Company is not required to make quarterly contributions to the Benefit Plan for the 2004 plan year. For the 2005 plan year, however, due to a FCLP rate below 100% at January 1, 2004, the Company is required to make contributions on a prescribed quarterly basis. Therefore, commencing with quarterly contributions of $918,000 made on April 15, 2005 and July 15, 2005, the Company expects to make its remaining required contributions of $918,000 per quarter due on October 15, 2005 and January 15, 2006. The Company contributed $0.7 million to the ESPP II during the thirty-nine weeks ended July 2, 2005. The Company contributed $0.9 million to the Benefit Plan during the thirty-nine weeks ended July 2, 2005.

At July 2, 2005, the fair value of the benefit plan assets increased to $73.2 million from $66.1 million at October 2, 2004.

The Company sponsors postretirement benefit plans that cover both non-union and union employees. Retired non-union employees currently are eligible for a plan providing medical benefits, and a certain group of retired non-union employees currently participate in a plan providing life insurance benefits for which active non-union employees are no longer eligible. Additionally, certain eligible union and non-union employees have separate plans providing a lump-sum payout for unused sick days. These plans are not funded.

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

The Company presently holds an investment in the preferred stock of one of its Members (see Note 10 of Notes to Consolidated Condensed Financial Statements) and may on occasion hold investments in the common and preferred stock of Members. These investments are generally held at cost or the equity method and are periodically evaluated for impairment. As a result, changes in the economic environment that adversely affect the business of these Members could result in the write-down of these investments. This risk is unique to a cooperative form of business in that investments are made to support Members’ businesses, and those economic conditions that adversely affect the Members can also reduce the value of the Company’s investment, and hence the book value of the underlying capital shares.

We will continue to be subject to risk of loss of member volume.    The Company’s operating results are highly dependent upon either maintaining or growing its distribution volume to its customers. The Company’s top ten Member and non-member customers constituted approximately 38% of total sales for the thirty-nine week period ended July 2, 2005. A significant loss in membership or volume could adversely affect the Company’s operating results. We will continue to be subject to the risks associated with consolidation within the grocery industry. When independent retailers are acquired by large chains with self-distribution capacity, are driven from business by larger grocery chains, or become large enough to develop their own self-distribution system, we will lose distribution volume. Members may also select other wholesale providers. Reduced volume is normally injurious to profitable operations since fixed costs must be spread over a lower sales volume.

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

The Company’s Revolving Credit Agreement permits advances of up to 85% of eligible accounts receivable and up to 65% of eligible inventory up to a maximum of $225 million. As of July 2, 2005, the Company believes it has sufficient cash flow from operations and availability under the Revolving Credit Agreement to meet operating needs and capital spending requirements through fiscal 2005. However, if access to operating cash or to the Revolving Credit Agreement becomes restricted, the Company may be compelled to seek alternate sources of cash. The Company cannot assure that alternate sources will provide cash on terms favorable to the Company. Consequently, the inability to access alternate sources of cash on terms similar to its existing agreement could adversely affect the Company’s operations.

The value of our benefit plan assets and liabilities is based on estimates and assumptions, which may prove inaccurate.    The Company’s employees participate in Company sponsored defined pension and postretirement benefit plans. Officers of the Company also participate in a Company sponsored ESPP II, which provides additional post-termination retirement income based on each participant’s final salary and years of service as an officer of the Company. The postretirement plans provide medical benefits for retired non-union employees, life insurance benefits for retired non-union employees for which active non-union employees are no longer eligible, and lump-sum payouts for unused sick days covering certain eligible union and non-union employees. Liabilities for the postretirement plans are not funded. The Company accounts for these benefit plans in accordance with SFAS No. 87, “Employers’ Accounting for Pensions,” SFAS No. 106 “Employers’ Accounting for Postretirement Benefits

Other Than Pensions” and SFAS No. 112 “Employers’ Accounting for Postemployment Benefits,” which require the Company to make actuarial assumptions that are used to calculate the carrying value of the related assets, where applicable, and liabilities and the amount of expenses to be recorded in the Company’s consolidated financial statements. Assumptions include the expected return on plan assets, discount rates, health care cost trend rate, projected life expectancies of plan participants and anticipated salary increases. While we believe the underlying assumptions are appropriate, the carrying value of the related assets and liabilities and the amount of expenses recorded in the consolidated financial statements could differ if other assumptions are used.

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

Insurance Reserves.    The Company’s insurance subsidiaries provide various types of insurance products to its Members including workers’ compensation, general liability, auto, directors and officers and others. Certain of the Company’s insurance subsidiaries are regulated by the State of California and are subject to the rules and regulations promulgated by the appropriate state regulatory agencies. There are many factors that contribute to the variability in estimating insurance loss reserves and related costs. Changes in state regulations may have a direct impact on workers’ compensation cost and reserve requirements. In fiscal 2004, mandatory contributions to the California Workers’ Compensation Fund for California based companies was reduced to somewhat mitigate the impact of the rising workers’ compensation cost to these businesses. The cost of insurance and the sufficiency of loss reserves are also impacted by actuarial estimates based on a detailed analysis of health care cost trends, mortality rates, claims history, demographics and industry trends. As a result, the amount of the loss reserve and the related expense is significantly affected by these variables, as well as the periodic changes in state and federal law. The Company regularly assesses the sufficiency of its loss reserves, which represent potential future claims and settlements to policyholders. Insurance reserves are recorded based on estimates and assumptions made by management using data available at the valuation date and are validated by third party actuaries to ensure such estimates are within acceptable ranges. In addition, the Company’s Wholesale Distribution segment is self insured for workers’ compensation of up to $300,000 per incident. Insurance reserves maintained by the Company’s insurance subsidiaries and the Company’s reserve for projected workers’ compensation payouts totaled approximately $60.5 million as of July 2, 2005 and $57.1 million as of October 2, 2004.

Allowance for Uncollectible Accounts and Notes Receivable.    The preparation of the Company’s consolidated financial statements requires management to make estimates of the collectibility of its accounts and notes receivable. The Company’s trade and short-term notes receivable, net was approximately $141.1 million and $140.8 million (including approximately $6.5 million and $5.2 million of short-term notes receivable) at July 2, 2005 and October 2, 2004, respectively. The Company’s long-term notes receivable, net was approximately $9.6 million and $14.3 million at July 2, 2005 and October 2, 2004, respectively. Management regularly analyzes its accounts and notes receivable for changes in the credit-worthiness of customers, economic trends and other variables that may affect the adequacy of recorded reserves for potential bad debt. In determining the appropriate level of reserves to establish, the Company utilizes several techniques including specific account identification, percentage of aged receivables and historical collection and write-off trends. In addition, the Company considers in its reserve calculations collateral such as redemption notes, Member shareholdings, cash deposits and personal guarantees. A bankruptcy or financial loss associated with a major customer could have a material adverse effect on the Company’s sales and operating results. The Company’s allowance for doubtful accounts for trade and short-term notes receivable was approximately $2.7 million and $2.1 million at July 2, 2005 and October 2, 2004, respectively, and $0.9 million and $0.8 million for long-term notes receivable at July 2, 2005 and October 2, 2004, respectively. As a result of the quasi-reorganization on September 28, 2002, the Company’s accounts and notes receivable were adjusted to fair value.

Lease Loss Reserves.    The Company has historically subleased store sites to independent retailers who meet certain credit requirements, at rates that are at least as high as the rent paid by the Company. The Company also leases sites for its discontinued retail business. Under the terms of the original lease agreements, the Company remains primarily liable for any financial commitments a retailer may no longer be able to satisfy, including those stores that are part of the Company’s discontinued retail business. Should a retailer be unable to perform under the terms of the sublease, the Company would record a charge to earnings for the cost of the remaining term of the lease, less any expected sublease income, at net present value. The Company is also contingently liable for certain subleased facilities. Variables affecting the level of lease reserves recorded include the remaining lease term, vacancy rates of leased property, the state of the economy, property taxes, common area maintenance costs and the time required to sublease the property. Favorable changes in economic conditions, leading to shorter vacancy periods or higher than expected sublease rental commitments, could result in a reduction of the required reserves. The Company’s lease reserves for all leased locations were approximately $11.2 million and $14.3 million as of July 2, 2005 and October 2, 2004, respectively.

Investments.    The Company presently holds an investment in the preferred stock of one of its Members (see Note 10 of Notes to Consolidated Condensed Financial Statements) and may on occasion hold investments in the common and preferred stock of Members. These investments are periodically evaluated for impairment. This evaluation involves performing fair value analyses of the respective investments. If an investment’s carrying amount exceeds its fair value and the shortfall is not deemed recoverable, an impairment loss would be recorded. As a result, adverse changes in the economic environment that adversely affect the business of these retailers could result in the write-down of these investments.

Goodwill and Intangible Assets.    The Company’s operating results are highly dependent upon either maintaining or growing its distribution volume to its customers. The Company’s top ten Member and non-member customers constituted approximately 38% of total sales for the thirty-nine week period ended July 2, 2005. A significant loss in membership or volume could adversely affect the Company’s operating results. The Merger with United resulted in the recording of goodwill representing the intangible assets of the acquired business. The book value of the goodwill was approximately $24.7 million at July 2, 2005. Although the sales volume and customer base of the combined entity remains strong, significant reductions in the distribution volume in the future could potentially impair the carrying amount of goodwill necessitating a write-down of this asset.

The Company evaluates its goodwill and intangible assets for impairment pursuant to SFAS No. 142, “Goodwill and Other Intangible Assets,” which provides that goodwill and other intangible assets with indefinite lives are not amortized but tested for impairment annually, or more frequently if circumstances indicate potential impairment. The impairment test is comprised of two steps: (1) a reporting unit’s fair value is compared to its carrying value; if the fair value is less than its carrying value, impairment is indicated; and (2) if impairment is indicated in the first step, it is measured by comparing the implied fair value of goodwill and intangible assets to its carrying value at the reporting unit level. In determining fair value, the Company uses the discounted cash flow method, which assumes a certain growth rate projected over a period of time in the future and then discounted to net present value using the Company’s estimated cost of capital. The Company evaluates its goodwill for impairment in the third quarter of each fiscal year. Accordingly, the Company tested its goodwill and noted no impairment for the fiscal quarter ended July 2, 2005. In addition to the annual impairment test required under SFAS No. 142, during fiscal 2005 and 2004, the Company assessed whether events or circumstances occurred that potentially indicate that the carrying amount of these assets may not be recoverable. The Company concluded that there were no such events or changes in circumstances during 2005 and 2004 and determined that the fair value of the Company’s reporting units was in excess of its carrying value as of July 2, 2005 and October 2, 2004. Consequently, no impairment charges were recorded in the thirty-nine weeks of fiscal 2005 and fiscal year 2004.

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

On a quarterly basis, the Company assesses whether events or changes in circumstances occur that potentially indicate the carrying value of long-lived assets may not be recoverable. The Company concluded that there were no such events or changes in circumstances during the thirty-nine weeks of fiscal 2005 and fiscal year 2004.

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

Tax Valuation Allowances.    The Company accounts for income taxes in accordance with SFAS No. 109, “Accounting for Income Taxes” (“SFAS No. 109”), which requires that deferred tax assets and liabilities be recognized using enacted tax rates for the effect of temporary differences between the book and tax bases of recorded assets and liabilities. SFAS No. 109 also requires that deferred tax assets be reduced by a valuation allowance if it is more likely than not that some portion or all of the net deferred tax asset will not be realized. In accordance with SFAS No. 109 and post quasi-reorganization accounting, valuation allowance reductions are accounted for as an adjustment to additional paid-in capital, while increases to the valuation allowance are accounted for as an adjustment to the income tax provision. The Company had approximately $11.7 million and $10.5 million in net deferred tax assets that are net of tax valuation allowances of zero and $2.0 million at July 2, 2005 and October 2, 2004, respectively. Management evaluated the available positive and negative evidence in assessing the Company’s ability to realize the benefits of the net deferred tax assets at July 2, 2005 and concluded it is more likely than not that the Company no longer requires a tax valuation allowance. The net deferred tax assets should be realized through future operating results and the reversal of taxable temporary differences. Of the net deferred tax assets, $12.1 million and $11.9 million are classified as current assets in deferred income taxes and $0.4 million and $1.4 million are included in long-term liabilities, other in the accompanying consolidated condensed balance sheets as of July 2, 2005 and October 2, 2004, respectively.

Pension and Postretirement Benefit Plans.    The Company’s non-union employees participate in Company sponsored defined benefit pension and postretirement benefit plans. Officers of the Company also participate in a Company sponsored ESPP II plan, which provides supplemental post-termination retirement income based on each participant’s final salary and years of service as an officer of the Company. The Company accounts for these benefit plans in accordance with SFAS No. 87, “Employers’ Accounting for Pensions,” SFAS No. 106 “Employers’ Accounting for Postretirement Benefits Other Than Pensions” and SFAS No. 112 “Employers’ Accounting for Postemployment Benefits – an amendment of FASB Statements No. 5 and 43” which require the Company to make actuarial assumptions that are used to calculate the carrying value of the related assets and liabilities and the amount of expenses to be recorded in the Company’s consolidated condensed financial statements. Assumptions include the expected return on plan assets, discount rates, projected life expectancies of plan participants, anticipated salary increases and health care cost trend. The assumptions are regularly evaluated by management in consultation with outside actuaries who are relied upon as experts. While the Company believes the underlying assumptions are appropriate, the carrying value of the related assets and liabilities and the amount of expenses recorded in the consolidated condensed financial statements could differ if other assumptions are used.

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

Certain discounts and allowances negotiated by the Company on behalf of its members were required to be reclassified upon adoption of EITF Issue No. 03-10, “Application of Issue No. 02-16 by Resellers to Sales Incentives Offered to Consumers by Manufacturers” (“EITF No. 03-10”). Accordingly, for the thirty-nine weeks ended July 2, 2005, $70.9 million of such discounts and allowances were classified as a reduction in cost of sales, and for the thirty-nine weeks ended June 26, 2004, $65.1 million of such consideration was classified as a reduction in cost of sales with a corresponding reduction in net sales. In addition, for the thirty-nine weeks ended July 2, 2005, $0.6 million was classified as a reduction in distribution, selling and administrative expenses, and for the thirty-nine weeks ended June 26, 2004, $0.5 million was classified as a reduction in distribution, selling and administrative expenses with a corresponding increase in cost of sales. Comparable amounts for years prior to fiscal 2003 were not reclassified, as reclassification is not permitted under the transition guidance. The application of EITF 03-10 had no effect on earnings.

RECENTLY ISSUED ACCOUNTING PRONOUNCEMENTS

Refer to Note 11 to Notes to Consolidated Condensed Financial Statements in Part I, Item 1 of this quarterly report on Form 10-Q for management’s discussion of recently issued accounting pronouncements and their expected impact, if any, on the Company’s consolidated condensed financial statements.

AVAILABILITY OF SEC FILINGS

Unified makes available, free of charge, through its website (www.uwgrocers.com) its Forms 10-K, 10-Q and 8-K, as well as its registration and proxy statements, as soon as reasonably practicable after those reports are electronically filed with the Securities and Exchange Commission (the “SEC”). A copy of any of the reports filed with the SEC can be obtained from the SEC’s Public Reference Room at 100 F Street, N.E., Washington, D.C. 20549. A copy may also be obtained by calling the SEC at 1-800-SEC-0330. All reports filed electronically with the SEC are available on the SEC’s web site at http://www.sec.gov.

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

Unified is subject to interest rate changes on its notes payable under the Company’s credit agreements that may affect the fair value of the notes payable, as well as cash flow and earnings. Based on the notes payable outstanding at July 2, 2005 and the current market condition, a one percent increase in the applicable interest rates would decrease the Company’s annual cash flow and pretax earnings by approximately $0.6 million. Conversely, a one percent decrease in the applicable interest rates would increase annual cash flow and pretax earnings by $0.6 million.

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

Changes in internal controls over financial reporting.    Management, with the participation of the Chief Executive Officer and Chief Financial Officer of the Company, has evaluated any changes in the Company’s internal control over financial reporting that occurred during the most recent fiscal quarter. Based on that evaluation, management, the Chief Executive Officer and the Chief Financial Officer of the Company have concluded that no change in our internal control over financial reporting (as defined in Rule 13a-15(f) under the Securities Exchange Act of 1934) occurred during the quarter ended July 2, 2005 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

PART II.    OTHER INFORMATION

ITEM 1.    LEGAL PROCEEDINGS

As disclosed in Item 3 of the Company’s Annual Report on Form 10-K for the fiscal year ended October 2, 2004, and Item 1 of the Company’s Quarterly Report on Form 10-Q for the fiscal quarters ended January 1, 2005 and April 2, 2005, the Company was a defendant to litigation filed December 14, 2001 in the state of Hawaii stemming from the Company’s 1996 sale of a subsidiary (Hawaiian Grocery Stores, Ltd.) to a private investor, events subsequent to the sale, and the subsequent bankruptcy and liquidation of such business (“the HGS litigation”). The plaintiffs sought damages in an undetermined amount, rescission of certain transactions, restitution to plaintiffs in an unstated amount and punitive and other damages in an unstated amount.

During the second fiscal quarter ended April 2, 2005, the Company and other individuals and entities entered into a settlement agreement with the plaintiffs that would cause the dismissal of all claims against the Company, its affiliated entities, as well as all individuals currently or formerly affiliated with the Company or its related entities. There was no finding or admission of wrongdoing by the Company, its affiliated entities, or any individual currently or formerly affiliated with the Company or its related entities. During the third fiscal quarter ended July 2, 2005, the court with jurisdiction in this matter approved the settlement. The amount of the settlement was within reserves previously established by the Company.

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

ITEM 2.    UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

COMPANY PURCHASES OF EQUITY SECURITIES

Period	Total Number of Shares Purchased	Average Price Paid Per Share
April 3, 2005 – April 30, 2005	1,200 Class A Shares	$174.39
May 29, 2005 – July 2, 2005	2,400 Class A Shares	$174.39
May 29, 2005 – July 2, 2005	8,479 Class B Shares	$174.39
May 29, 2005 – July 2, 2005	544 Class E Shares	$100.00

Total	12,623 Shares	$171.18

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

Dated: August 11, 2005