Form 10-K
period 2005-10-01
UNIFIED WESTERN GROCERS INC
filed 2005-12-21
CIK 320431

United States

Securities and Exchange Commission

Washington, D.C. 20549

Form 10-K

(Mark One)

☒ Annual report pursuant to Section 13 or 15(d) of the Securities

Exchange Act of 1934 for the fiscal year ended October 1, 2005 or

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

Title of each class
Class A Shares
Class B Shares
Class C Shares
Class E Shares

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes  ☐            No  ☒

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. Yes  ☐            No  ☒

Note—Checking the box above will not relieve any registrant required to file reports pursuant to Section 13 of 15(d) of the Exchange Act from their obligations under those Sections.

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act.) Yes  ☐            No  ☒

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

The number of shares outstanding of each of the registrant’s classes of common stock, as of December 21, 2005, was as follows:

Class A: 131,350 shares	Class B: 505,432 shares	Class C: 15 shares	Class E: 155,711 shares

Documents Incorporated By Reference: Portions of the proxy statement for the 2006 annual meeting, which will be filed within 120 days of the end of the fiscal year, are incorporated by reference into Part III of this Form 10-K.

Part I

Item 1.    BUSINESS

General

Unified Western Grocers, Inc. (referred to in this Form 10-K as “Unified,” “the Company,” “we,” “us,” or “our”) is a retailer-owned, grocery wholesale cooperative serving supermarket operators located primarily in the western United States and the South Pacific. Our customers range in size from single store operators to multiple store chains. We sell a wide variety of products typically found in supermarkets. We sell products through Unified or through our specialty food subsidiary (Grocers Specialty Company) and international sales subsidiary (Unified International, Inc.). We report all product sales in our Wholesale Distribution segment. We also provide support services to our customers through separate subsidiaries, including insurance and financing. Insurance activities are reported in our Insurance segment while finance activities are grouped within our All Other business activities. The availability of specific products and services may vary by geographic region.

Unified is a California corporation organized in 1922 and incorporated in 1925. In September 1999, we completed a merger (the “Merger”) with United Grocers, Inc. (“United”), a grocery cooperative headquartered in Milwaukie, Oregon. In connection with the Merger, we changed our name from Certified Grocers of California, Ltd. (“Certified”) to Unified.

The Company’s customers include its owners (“Members”) and non-owners (“non-members”). We do business primarily with those customers that have been accepted as Members. Our Members are independent supermarkets that range in size from single store operators to regional supermarket chains. Store sizes range from neighborhood stores of less than 10,000 square feet to large box format stores of over 60,000 square feet. Members are required to meet specific capitalization requirements, which include capital stock ownership and may include required cash deposits. In addition, each Member must meet minimum purchase requirements that may be modified at the discretion of the Company’s Board of Directors (the “Board”).

We distribute the earnings from activities conducted with our Members, excluding subsidiaries (collectively “patronage business”), in the form of a patronage dividend. An entity that does not meet Member purchase requirements or does not desire to become a Member may conduct business with Unified as a non-member customer on a non-patronage basis. The earnings from our subsidiaries and from business conducted with non-members (collectively “non-patronage business”) are retained by the Company.

Wholesale Distribution

The Wholesale Distribution segment includes the results of operations from the sale of food and general merchandise products to both Members and non-members. Our wholesale distribution segment represented approximately 99% of consolidated net sales for the fiscal years ended October 1, 2005 (“2005 Period”), October 2, 2004 (“2004 Period”) and September 27, 2003 (“2003 Period”). The wholesale distribution segment includes a broad range of branded and private label products in nearly all food categories including dry grocery, frozen food, deli, meat, dairy, eggs, produce, bakery, gourmet, specialty foods and general merchandise products.

Patronage Divisions:    The Company conducts business with both Members and non-members within the patronage divisions. Members may also conduct business through our subsidiaries on a non-patronage basis. The Company’s patronage earnings are based on the combined results of the Company’s three patronage earnings divisions: the Southern California Dairy Division, the Pacific Northwest Dairy Division and the Cooperative Division.

•	Southern California Dairy Division: The Southern California Dairy Division operates a milk processing plant in Los Angeles, California. Raw milk that is pasteurized and bottled at the plant is purchased from a third party dairy cooperative based in California. It also bottles water and various fruit punch drinks.

•	Pacific Northwest Dairy Division: The Pacific Northwest Dairy Division generates earnings from sales of dairy and related products manufactured and distributed by third parties in Oregon.

•	Cooperative Division: The Cooperative Division sells food and non-food products to Members and non-members throughout the Company’s marketing area. The Company also provides retail support services including promotional planning, technology support services and real estate services. The Company has divided its Cooperative Division into three marketing regions to better serve the product and service needs of its customers. The three regions include Southern California, Northern California and the Pacific Northwest.

Non-Patronage Subsidiaries:    The Company also does business on a non-patronage basis in the wholesale distribution segment through its specialty food subsidiary and international sales subsidiary. These businesses sell products to both Members and non-members. Earnings from non-patronage business activities are retained by the Company.

Facilities and Transportation:    The Company operates 3.5 million square feet of warehouse and manufacturing space throughout its marketing area.

•	Oregon: The Company owns and operates a joint-use facility in Milwaukie that includes a dry grocery warehouse, a frozen foods warehouse, and a refrigerated warehouse. The facility primarily serves the Company’s Pacific Northwest region.

•	Northern California: The Company owns and operates a joint-use facility in Stockton that includes a dry grocery facility and a combined frozen foods/refrigerated facility. The Stockton facility primarily serves the Northern California region. The Company also leases a general merchandise facility in Fresno that serves both the Northern and Southern California regions. The Company’s specialty foods subsidiary operates a leased facility in Hayward that serves all three of the Company’s marketing regions.

•	Southern California: The Company owns and operates a dry grocery facility in Commerce and a combined frozen foods/refrigerated facility in Santa Fe Springs. The Company leases a cold and frozen storage facility in Santa Fe Springs. The Company also operates a bakery manufacturing facility and a milk processing plant in Los Angeles. These facilities primarily serve the Southern California region.

The Company operates a fleet of tractors and trailers that it uses to distribute products to its customers. Customers have the choice of two delivery options. Customers may either elect to have the Company deliver orders to their stores or warehouse locations or may choose to pickup their orders from the Company’s distribution centers. Approximately 59% of the Company’s sales are distributed by its own fleet.

National Brands:    Unified supplies more than 70,000 national brand items, which represented approximately 86% of the Company’s net sales in the Wholesale Distribution segment in the 2005 Period. The Company believes that national brands are attractive to chain accounts and other customers seeking consistent product quality throughout their operations. Unified’s national brand strategy has promoted closer relationships with many national suppliers, which provide important sales and marketing support to the Company.

Private Brands:    Unified’s private brands enable the Company to offer its customers an exclusive and expanding line of product alternatives to comparable national brands across a wide range of price points. Unified’s two-tier private brand strategy emphasizes certain brands as a direct alternative to national brand items and other brands as an alternative to lower cost regional labels. Unified sells a full line of food and non-food items under various private brands. Sales of Unified’s private brands represented approximately 14% of the Company’s net sales in the Wholesale Distribution segment in the 2005 Period. Unified currently offers over 3,900 private brand products, including dry grocery, frozen, delicatessen, general merchandise, ice cream, fluid milk and bakery. These products are sold under the following private labels: Western Family, Springfield, Special Value, Golden Creme and Cottage Hearth. The Company operates its own bakery and milk bottling manufacturing facilities in Los Angeles, California. Western Family products are acquired from Western Family Holding Company, of which the Company holds a partial ownership interest. All other private brands are manufactured by third parties.

Supply Agreements:    During the normal course of business, Unified enters into supply agreements with certain Members and non-member customers. These agreements typically require that the Member or non-member customer purchase specified amounts of their merchandise requirements from Unified and obligates the Company to supply such merchandise pursuant to agreed-upon terms and conditions relating to such matters as pricing and delivery. The supply agreements vary with respect to material terms and length.

Insurance Business

The Company’s insurance business includes the results of operations for the Company’s three insurance subsidiaries (Grocers and Merchants Insurance Service, Inc., Springfield Insurance Company and Springfield Insurance Company, Ltd.). These subsidiaries provide insurance and insurance-related services, including workers’ compensation and liability insurance policies, to both the Company and its Members and customers. Springfield Insurance Company is licensed in California, Arizona, Nevada and Utah. Subsequent to October 1, 2005, Springfield Insurance Company also received a license to sell insurance from the state of Oregon. The Company’s insurance business accounts for approximately 1% of the Company’s consolidated net sales for the fiscal years ended October 1, 2005, October 2, 2004 and September 27, 2003.

Other Support Businesses

The Company’s other support businesses, consisting primarily of a financing entity, collectively accounted for less than 1% of the Company’s consolidated net sales for the fiscal years ended October 1, 2005, October 2, 2004 and September 27, 2003. In fiscal 2005 and 2004, the Company’s other support businesses also include the consolidation of a variable interest entity as discussed in Note 4 of Notes to Consolidated Financial Statements in Item 8, “Financial Statements and Supplementary Data.”

Discontinued Operations

As a result of continued operating losses generated by its retail operations, the Board approved the Company’s plan to exit its retail business on September 25, 2002. In connection with the plan and pursuant to Accounting Principles Board (“APB”) Opinion No. 30, “Reporting the Results of Operations-Reporting the Effects of Disposal of a Segment of a Business, and Extraordinary, Unusual and Infrequently Occurring Events and Transactions” (“APB Opinion No. 30”), certain assets and liabilities and cash flows relating to the Company’s retail operations were segregated and the resulting net liabilities and cash flows of the retail operations were reported as discontinued operations in the accompanying consolidated financial statements. At September 28, 2002, the Company’s retail business consisted of twelve stores, nine of which were operating. All stores were closed or sold in accordance with the plan of disposition.

In connection with the Company’s plan to exit its retail operations, the Company recorded a loss on the sale and/or disposal of its discontinued retail business for the year ended September 28, 2002 which included the write-down of goodwill of $21.1 million, expected losses to be incurred during the disposal period of $4.5 million, write-down of assets to fair value of $10.5 million, lease reserves and settlements of $3.7 million, severance and termination benefits of $0.8 million and contract termination and other costs of $0.7 million. These costs were partially offset by estimated proceeds from the sale of disposed assets of $5.9 million, net of tax.

During the year ended September 27, 2003, the Company closed seven of the nine operating stores and obtained binding commitments for the sale and transfer of the leasehold rights for the remaining two stores to Members. Sales proceeds realized on the sale of the leasehold rights, store inventories and certain store fixtures were approximately $1.2 million, net of tax which was less than the anticipated estimated proceeds of $5.9 million, net of tax. Also, the Company operated certain stores longer than originally projected in fiscal 2003, thus the net realizability of certain of the retail business’ remaining assets and liabilities, primarily its estimated lease reserves and settlement costs, were adjusted. The adjustments, which totaled $5.9 million net of tax, were charged as a reduction to Class A and Class B Shares during the year ended September 27, 2003. Additional adjustments were recorded in fiscal 2004 for lease reserves resulting from the sale and transfer of the remaining two retail locations and other contract and settlement costs relating to the final disposition of the retail business. The adjustments, which totaled $1.2 million net of tax, were charged as a reduction to Class A and Class B Shares. During fiscal 2005, the Company continued to settle amounts previously reserved totaling $0.1 million.

Quasi-reorganization

During the period from August 29, 1999 to September 28, 2002, the Company distributed to its Members patronage earnings of approximately $47.1 million from its three patronage earnings divisions (see “Patronage Dividends” below). However, the Company’s non-patronage businesses generated losses that resulted in an accumulated deficit of approximately $21.9 million at September 28, 2002. The losses were primarily attributable to the Company’s retail grocery business (“retail”), as well as other unprofitable subsidiaries, and the one-time transition costs associated with the Merger. On September 25, 2002, the Board approved a plan to exit retail and other unprofitable subsidiary operations (see “Discontinued Operations” above). Subsequent to this decision, the Board approved a plan to effect a quasi-reorganization as of September 28, 2002. A quasi-reorganization is an accounting procedure that eliminates an accumulated deficit in retained earnings and permits a company to proceed on much the same basis as if it had been legally reorganized. A quasi-reorganization involves adjusting a company’s assets and liabilities to fair value. Any remaining deficit in retained earnings is then eliminated by a transfer of amounts from paid-in capital and capital stock, if necessary, giving a company a “fresh start” and a zero balance in retained earnings. To reflect these actions, the Company wrote down certain current and non-current assets of its retail business, including goodwill, to net realizable value. In addition, the Company accrued certain exit-related costs including estimated operating losses, severance, lease reserves and other necessary costs expected to be incurred over the disposal period. The effect of these two actions resulted in a net accumulated deficit that was eliminated by a transfer of amounts from paid-in capital, Class A and Class B Shares (see Notes 2 and 3 of Notes to Consolidated Financial Statements in Item 8, “Financial Statements and Supplementary Data”).

Competition

The grocery industry, including the wholesale food distribution business, is highly competitive, and is characterized by high volume and low profit margins. As a result of heightened competition, the grocery industry has trended towards vertical integration, alternative format grocery stores (including warehouse club stores and supercenters) and mergers and acquisitions among competing organizations. The drivers of mergers or acquisitions include the need to consolidate to increase efficiency, sales and resource sharing. All of these drivers are central to enabling an organization to achieve its strategic and financial objectives more effectively than it could without the benefit of consolidation within the industry. Unified competes in the wholesale grocery industry with regional and national food wholesalers such as Associated Grocers of Seattle, C&S Wholesale, and Supervalu Inc., as well as other local wholesalers that provide a broad range of products and services to their customers. Unified also competes with many local and regional meat, grocery product, specialty, and general food wholesalers. Unified’s customers compete directly with vertically integrated regional and national chains. The growth or loss in market share of our customers will also impact the Company’s sales and earnings. For more information about the competition Unified faces, please refer to the section entitled “Risk Factors” contained in Item 1A. “Risk Factors.”

Technology has played a significant role in the shift of market share and the overall composition of the grocery industry as companies continue to use technology to gain efficiencies and reduce costs. As chain supermarkets increase in size and alternative format grocery stores gain market share, independent grocers are further challenged to compete. Unified’s customers benefit from the Company’s substantial investment in supply-chain technology, including improvements in the Company’s vendor management activities through new item introductions, promotions management and payment support activities. Improvements in the Company’s distribution systems have helped lower costs and improve order accuracy. The Company’s Member-focused efforts include “speed-to-shelf” for new items and enhanced retail promotion planning.

In helping its Member and non-member customers remain competitive, the Company places emphasis on providing a high quality and diverse line of products, competitive pricing and timely and reliable deliveries. The Company also provides a wide range of other services, such as financing and insurance to further support the Member’s business. Certain successful Members have been able to maintain or grow market share by focusing on niche markets.

Customers

Unified conducts business primarily with its Members on a patronage basis. Earnings from business conducted with Members through its patronage divisions are distributed in the form of patronage dividends, while the Company retains earnings from non-patronage business conducted with Members. Unified also conducts business with non-member customers on a non-patronage basis. Earnings from business activities transacted with non-members are retained by the Company. The Company’s Member and non-member customers are retail grocery store operators ranging in size from single store operators to multiple store chains. The Company’s largest customer, Smart & Final, Inc., a non-member customer, and the ten largest Member and non-member customers accounted for approximately 11% and 39%; 9% and 36%; and 9% and 34% of net sales for the fiscal years ended October 1, 2005, October 2, 2004 and September 27, 2003, respectively. In addition, the Company’s ten largest Member and non-member credit customers accounted for approximately 30%, 31% and 29% of total accounts receivable at October 1, 2005, October 2, 2004 and September 27, 2003, respectively.

Capital Shares

There is no established public trading market for Unified’s shares. The Company’s equity capitalization is obtained solely from its Members in accordance with the Company’s share purchase requirements as established in the Bylaws.

Class A Shares.    Class A Shares may be held only by Members of Unified. A Member (1) must purchase products from Unified in amounts and in a manner that is established by the Board; (2) must meet certain financial performance criteria; (3) must make application in such form as is prescribed by Unified; and (4) must be accepted as a Member by Board action. Each holder of Class A Shares is entitled to one vote per share on all matters to be voted upon by the shareholders, and may cumulate votes in connection with the election of 80% of the authorized number of directors.

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

Class B Shares.    Each holder of Class A Shares must also own a number of Class B Shares in an amount established by the Board. Unified requires each Member to hold Class B Shares having an issuance value equal to an amount determined under either the standard or reduced Class B Share investment requirement as discussed below (the “Class B Share requirement”). For purposes of determining the Class B Share requirement, each Class B Share held by a Member has an issuance value equal to the book value per share of the Company’s outstanding shares at the close of the fiscal year end prior to the issuance of such Class B Shares. The holders of Class B Shares currently have the right to elect 20% of the authorized number of directors. Except as provided above or by California law, the holders of Class B Shares do not have any other voting rights.

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

In October 2004, the Board amended the Class B Share requirement. The purpose of the amendment was to encourage Member growth by offering a reduced requirement if certain qualifications are met and to provide a cap on the investment requirement at certain volume levels. The standard Class B investment requirement (“SBI”) is twice the amount of certain average weekly purchases, except for meat and produce, which are one times average weekly purchases. Members may apply for a reduced Class B investment requirement (“RBI”), which requires Members to pay for their purchases electronically on the statement due date and demonstrate credit worthiness. The RBI is based on a sliding scale such that additional purchase volume lowers the requirement. Members who do not apply for the RBI remain on the SBI. These changes were effective with the fiscal 2005 second quarter recalculation of the Class B Share requirement. In conjunction with adopting modifications to the Class B Share requirement, the Board granted a temporary discontinuance for the fiscal year ending October 2, 2004 only, of the requirement to purchase Class B Shares, such that if the issuance of Class B Shares from the patronage dividend distribution did not satisfy the amount of Class B Shares required to be held, the Member’s cash deposit account would be charged. This temporary discontinuance did not apply to those Members who were in the process of acquiring their Class B Shares over the five consecutive fiscal years commencing with the first year following admission as a Member.

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

Class E Shares.    In December 2002, as part of its fiscal 2003 equity enhancement plan, a new class of equity, denominated “Class E Shares,” was created. Class E Shares were issued as a portion of the patronage dividends issued for the Cooperative Division in fiscal 2005, fiscal 2004 and fiscal 2003, and may be issued as a portion of the patronage dividends issued for the Cooperative Division in future periods, as determined annually at the discretion of the Board. The Class E Shares have a stated value of $100 per share, and, unless required by law, are non-voting and non-dividend bearing equity securities. Class E Shares are transferable only with the consent of the Company. Pursuant to the Company’s redemption policy, Class E Shares cannot be repurchased for ten years from their date of issuance unless approved by the Board or upon sale or liquidation of the Company. The shares, when redeemed, will be redeemed at stated value.

Redemption of Capital Shares

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

California General Corporation Law

The Company is subject to the restrictions imposed by the California General Corporation Law (the “CGCL”). Section 501 of the CGCL prohibits any distribution that would be likely to result in a corporation being unable to meet its liabilities as they mature. In addition, Section 500 of the CGCL prohibits any distribution to shareholders for the purchase or redemption of shares unless (a) the amount of retained earnings immediately prior thereto equals or exceeds the amount of the proposed distribution or (b) an alternative asset-liability ratio test is met. Historically, the Company maintained sufficient retained earnings to accomplish its share repurchase program. However, during fiscal years 2000, 2001 and 2002, the Company’s retained earnings had been depleted such that they were inadequate to permit repurchase of the Company’s shares. This condition was reversed beginning in fiscal year 2003. However, there can be no assurance that the Company will be able in the future to redeem all shares tendered given the restrictions of the CGCL.

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

Redemption policy

The Board has the discretion to modify the redemption policy from time to time. All redemptions occur solely at the discretion of the Board. The Company’s redemption policy currently provides that (i) Class A Shares and Class B Shares held by a shareholder that is no longer a qualified or active Member may be redeemed at the book value per share of the Company at the close of the last fiscal year end prior to termination of Member status, (ii) with respect to terminations prior to September 30, 2000, the repurchase price is the Company’s book value per share at the fiscal year end prior to the effective date of the Merger, (iii) Class B Shares of terminated Members would not be redeemed until after September 28, 2002 and (iv) after September 28, 2002 Unified may repurchase Excess Class B Shares tendered for redemption at the book value per share at the close of the last fiscal year end prior to the date the shares are tendered for repurchase.

Pursuant to the Merger, Unified agreed to repurchase Excess Class B Shares held by former shareholders of United that were received in the Merger and tendered for redemption prior to January 28, 2001 at the book value as of April 2, 1999 of the shares of the Company’s common stock for which the Excess Class B Shares were exchanged in the Merger. The Company purchased such shares by issuing notes referred to as “redemption subordinated notes,” which are payable in twenty equal quarterly principal installments and bear interest at 6% per year. In fiscal 2005 and 2004, the Company paid $0.7 million and $1.1 million, respectively, on the notes. As of October 1, 2005, $0.1 million remains outstanding on these notes.

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

If the Company is not able to redeem all shares eligible for redemption in a given year by reason of the 5% limitation, then the shares redeemed will be determined on a pro rata basis.

Recent Redemption Activity

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

On December 20, 2004, the Company retired 7,799 of its Class B Shares (with an approximate value of $1.2 million) formerly owned by SavMax Foods, Inc. (“SavMax”), a wholly-owned subsidiary of the Company, whose operations were discontinued effective September 28, 2002. On September 25, 2002, the Board approved the Company’s exit of its retail operations. The retirement of SavMax’s ownership of the Class B Shares of the Company is one of the final steps necessary to complete dissolution of this subsidiary.

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

On August 17, 2005, the Board authorized the reinstatement (effective as of July 30, 2005) of 200 shares of the Company’s Class A Shares that had been previously tendered for redemption. The voided shares totaled $0.03 million. Also, on August 17, 2005, the Board authorized the repurchase on August 22, 2005 of 1,400 shares of the Company’s Class A Shares that had been tendered and were pending redemption. The Company paid approximately $0.24 million to redeem the shares.

On October 19, 2005, the Board authorized the repurchase on October 25, 2005 of 1,950 shares of the Company’s Class A Shares that had been tendered and were pending redemption. The Company paid approximately $0.34 million to redeem the shares. On October 5, 2005 and October 21, 2005, the Company repurchased 129 and 196 shares, respectively, of the Company’s Class B Shares that had been tendered and were pending redemption. The Company paid approximately $0.06 million to redeem the shares.

On December 14, 2005, the Board authorized the repurchase on or before December 29, 2005 of 1,600 Class A Shares with an approximate redemption value of $0.31 million and 23,130 Class B Shares with an approximate redemption value of $4.05 million (see Note 21 to Notes to Consolidated Financial Statements in Item 8, “Financial Statements and Supplementary Data”).

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

•	Southern California Dairy Division: Patronage earnings attributable to the Southern California Dairy Division are generated from sales of products primarily manufactured at a milk and juice bottling plant located in Los Angeles, California. Patronage dividends for this division are paid solely to Members who purchase dairy and other related products from the Southern California Dairy Division.

•	Pacific Northwest Dairy Division: Patronage earnings attributable to the Pacific Northwest Dairy Division are generated from sales of dairy products manufactured by third party suppliers located in Oregon. Patronage dividends are paid solely to Members who purchase dairy products from the Pacific Northwest Dairy Division.

•	Cooperative Division: Patronage earnings attributable to the Cooperative Division are generated from all other patronage activities of Unified regardless of geographic location. Patronage dividends are paid based on the patronage purchases of the following types of products: dry grocery, deli, general merchandise, frozen food, ice cream, meat, produce and bakery.

The following table summarizes the patronage dividend earnings of Unified during the past three fiscal years.

(dollars in thousands)
Division	2005	2004	2003
Southern California Dairy	$10,694	$10,055	$10,056
Pacific Northwest Dairy	429	347	274
Cooperative	10,281	10,340	6,282

Total	$21,404	$20,742	$16,612

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

Due to logistic and geographic constraints, Members of Unified located outside of Southern California and the Pacific Northwest typically do not purchase goods from the Company’s dairy divisions and therefore do not participate in the patronage earnings of the Company’s dairy divisions.

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

In fiscal 2003, the Company issued $3.3 million of subordinated patronage dividend certificates (“Patronage Certificates”) as a portion of its patronage dividends due to Members for fiscal 2002. Patronage Certificates have a term of five years and an interest rate approximating the five-year treasury rate as such rate exists at fiscal year end, and such rate is to be adjusted annually thereafter to approximate the same benchmark interest rate on each anniversary of the fiscal year end. These Patronage Certificates are included in subordinated patronage dividend certificates in the accompanying consolidated balance sheets.

For fiscal 2004 and fiscal 2003, patronage dividends in the Cooperative Division were paid to Members in the form of:

•	Class B Shares to the extent of any deficiency in the Member meeting its Class B Share requirement; and

•	Class E Shares for the balance of the patronage dividend due to the Member.

For fiscal 2005, patronage dividends in the Cooperative Division will be paid to Members in the same manner as fiscal 2004 and fiscal 2003.

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

Member Equity Investments

Unified generally requires that its Members own Class B Shares pursuant to a formula based on average weekly purchases from the Company or the amount of the Member’s average purchases if purchases are not made on a regular basis. New Members may satisfy their Class B Share requirement over the five consecutive fiscal years commencing with the first year after admission as a Member at the rate of 20% per year if a subordinated cash deposit (“Required Deposit”) is maintained. Members may apply for a reduced Class B investment requirement. The RBI requires Members to pay for their purchases electronically on the current statement due date and demonstrate credit worthiness. The RBI is based on a sliding scale such that additional purchase volume lowers the requirement. Under certain circumstances, Members with deposit deficiencies will be allowed to build the minimum cash deposit requirement over time. Unified pays no interest on required cash deposit amounts. However, interest is paid at the prime rate for cash deposits in excess of the Member’s required deposit amount.

The value of a Class B Share for purpose of satisfying the Class B Share requirement is based upon the book value at the last fiscal year end prior to the initial issuance of each Class B Share. Former United shareholders were permitted a value of $253.95 per share for the value of shares received in the Merger. Former United shareholders who did not have sufficient Class B Shares immediately following the Merger to meet the minimum deposit requirements were provided with alternatives to eliminate the deficiency over time. The alternatives were: (i) purchase additional Class B Shares to cover the deficiency; or (ii) assign at least 80% of the Cooperative Division patronage dividends the shareholder receives in the future to Unified to purchase Class B Shares until the deficiency is eliminated.

The Member deposit fund deficiency was approximately $5.7 million, $6.3 million and $7.0 million at October 1, 2005, October 2, 2004 and September 27, 2003, respectively. The deposit fund deficiencies consisted of approximately $3.8 million, $3.6 million and $4.0 million at October 1, 2005, October 2, 2004 and September 27, 2003, respectively, of Members that were approved to build deposit fund requirements over time, and approximately $1.9 million in fiscal 2005, $2.7 million in fiscal 2004 and $3.0 million in fiscal 2003, respectively, of former United members that elected to assign at least 80% of the Cooperative Division patronage dividends to fulfill deposit fund requirements.

Prior to fiscal 2004, Members participating in the Company’s price reservation program were also required to maintain a non-interest-bearing deposit based upon the value of the inventory subject to the program. During fiscal 2004, the price reservation deposit requirement was discontinued; however, the price reservation program remains in effect.

The required cash deposits of Members are contractually subordinated and subject to the prior payment in full of certain senior indebtedness of the Company. As a condition of becoming a Member, each Member is required to execute a subordination agreement providing for the subordination of the Member’s required cash deposits. Generally, the subordination is such that no payment can be made by the Company with respect to the required cash deposits in the event of an uncured default by the Company with respect to senior indebtedness, or in the event of dissolution, liquidation, insolvency or other similar proceedings, until all senior indebtedness has been paid in full.

Unified requires each Member to execute a subordination agreement that provides for the subordination in certain circumstances of the Member’s right to repayment of their required cash deposit in full until all senior indebtedness to the Company is satisfied. If membership status is terminated, upon request, the Company will return to Members the amount of the cash deposit that is in excess of the required deposit amount, less any amounts owed to Unified, provided that the Member is not in default of any other of its obligations to Unified. In all cases, a return of that portion of the Member’s cash deposits that consists of required deposits will be governed by the applicable subordination provisions and will be returned only to the extent permitted by the subordination provisions.

Pledge of Shares, Patronage Certificates and Guarantees

The Company requires each shareholder to pledge, as collateral, all Class A, B and E Shares of the Company, as well as all Patronage Certificates, held by them to secure their obligations to Unified. As part of the credit evaluation process, individual shareholders of corporate Members may be required to guarantee the obligations of the corporate Member, except that former shareholders of United who were, at the date of the Merger, in compliance with their obligations to United and its subsidiaries are not required to provide individual guarantees in the absence of financing transactions.

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

Unified is subject to federal income tax and various state taxes on the net earnings of the business with or for Members that are not distributed as qualified written notices of allocation and on the net earnings derived from non-patronage business. In fiscal 2002, as part of its equity enhancement plan, the Company issued nonqualified written notices of allocation in the form of Class B Shares and Patronage Certificates. In fiscal 2003, fiscal 2004 and fiscal 2005, the Company issued nonqualified written notices of allocation in the form of Class B Shares and Class E Shares. The Member does not include a nonqualified written notice of allocation, whether in Class B Shares, Class E Shares or Patronage Certificates, as taxable income in the year of receipt and the Company is not entitled to an income tax deduction in the year of issuance. The Member will have ordinary taxable income to the extent that the stated dollar amount of such written notice of allocation exceeds its basis and the Company will have an income tax deduction when the stock is redeemed or the subordinated patronage dividend certificate is paid in cash or property.

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

Employees

Unified employs approximately 2,800 employees, of whom approximately 1,700 are represented by labor unions under 23 collective bargaining agreements. The International Brotherhood of Teamsters represents a significant majority of employees covered by labor contracts. Collective bargaining agreements affecting the Company’s employees have various expiration dates ranging through 2010. The Company believes its labor relations to be good.

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

Item 1A.    RISK FACTORS

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

We will continue to be subject to risk of loss of Member volume.    The Company’s operating results are highly dependent upon either maintaining or growing its distribution volume to its customers. The Company’s top ten Member and non-member customers constituted approximately 39% of total sales the fiscal year ended October 1, 2005. A significant loss in membership or volume could adversely affect the Company’s operating results. We will continue to be subject to the risks associated with consolidation within the grocery industry. When independent retailers are acquired by large chains with self-distribution capacity, are driven from business by larger grocery chains, or become large enough to develop their own self-distribution system, we will lose distribution volume. Members may also select other wholesale providers. Reduced volume is normally injurious to profitable operations since fixed costs must be spread over a lower sales volume if the volume cannot be replaced.

The Company may experience reduced sales if Members purchase directly from manufacturers.    Increased industry competitive pressure is causing some of the Company’s Members that can qualify to purchase directly from manufacturers to increase their level of direct purchases from manufacturers and expand their self-distribution activities. The Company’s operating results could be adversely affected if a significant reduction in distribution volume occurred in the future.

We are vulnerable to changes in general economic conditions.    The Company is affected by certain economic factors that are beyond its control including inflation. An inflationary economic period could impact the Company’s operating expenses in a variety of areas, including, but not limited to, employee wages, benefits and workers’ compensation insurance, as well as energy and fuel costs. A portion of the risk related to wages and benefits is mitigated by bargaining agreements that contractually determine the amount of such increases. General economic conditions also impact our pension plan liabilities, as the assets funding or supporting these liabilities are invested assets that are subject to interest rate and stock market fluctuations. A significant portion of the Company’s debt is at floating interest rates and an inflationary economic cycle typically results in higher interest costs. The Company operates in a highly competitive marketplace and passing on such cost increases to customers could be difficult. To the extent the Company is unable to mitigate increasing costs, patronage dividends may be reduced and/or the book value of the Company’s shares may decrease, thereby reducing the value of the Members’ Class B Shares.

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

The Company presently holds an investment in the preferred stock of one of its Members (see Note 6 of Notes to Consolidated Financial Statements in Item 8, “Financial Statements and Supplementary Data”) and may on occasion hold investments in the common and preferred stock of Members. These investments are generally held at cost or the equity method and are periodically evaluated for impairment. As a result, changes in the economic environment that adversely affect the business of these Members could result in the write-down of these investments. This risk is unique to a cooperative form of business in that investments are made to support Members’ businesses, and those economic conditions that adversely affect the Members can also reduce the value of the Company’s investment, and hence the book value of the underlying capital shares.

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

Our insurance reserves may be inadequate if unexpected losses occur.    The Company’s insurance subsidiaries are regulated by the State of California and are subject to the rules and regulations promulgated by the appropriate regulatory agencies. In addition, the Company is self insured for workers’ compensation up to $1,000,000 per incident and maintains appropriate reserves to cover anticipated payments. Insurance reserves are recorded based on estimates made by management and validated by third party actuaries to ensure such estimates are within acceptable ranges. Actuarial estimates are based on detailed analyses of health care cost trends, mortality rates, claims history, demographics, industry trends and federal and state law. As a result, the amount of reserve and related expense is significantly affected by the outcome of these studies. Although the Company believes its reserves to be adequate, significant and adverse changes in the experience of claims settlement and other underlying assumptions could negatively impact operating results.

We may not have adequate resources to fund our operations.    The Company relies primarily upon cash flow from its operations and Member investments to fund its operating activities. In the event that these sources of cash are not sufficient to meet the Company’s requirements, additional sources of cash are expected to be obtained from the Company’s credit facilities to fund its daily operating activities. Our Revolving Credit Agreement, which expires December 5, 2007, requires compliance with certain financial covenants, including minimum tangible net worth, fixed charge coverage ratio and total funded debt to earnings before interest, taxes, depreciation, amortization and patronage dividends (“EBITDAP”). While the Company is currently in compliance with all required covenants and expects to remain in compliance, this does not guarantee the Company will remain in compliance in future periods.

The Company’s Revolving Credit Agreement permits advances of up to 85% of eligible accounts receivable and up to 65% of eligible inventory up to a maximum of $225 million. As of October 1, 2005, the Company believes it has sufficient cash flow from operations and availability under the Revolving Credit Agreement to meet operating needs and capital spending requirements through fiscal 2006. However, if access to operating cash or to the Revolving Credit Agreement becomes restricted, the Company may be compelled to seek alternate sources of cash. The Company cannot assure that alternate sources will provide cash on terms favorable to the Company. Consequently, the inability to access alternate sources of cash on terms similar to its existing agreement could adversely affect the Company’s operations.

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

A system failure or breach of system or network security could delay or interrupt services to our customers or subject us to significant liability.    Despite system redundancy, the implementation of security measures and the existence of a Disaster Recovery Plan for the Company’s internal information systems, these systems are vulnerable to damage from computer viruses, unauthorized access, energy blackouts, natural disasters, terrorism, war and telecommunication failures. It is possible that a system failure, accident or security breach could result in a material disruption to the Company’s business. In addition, substantial costs may be incurred to remedy the damages caused by these disruptions. From time to time, the Company installs new or upgraded business management systems. To the extent that a critical system fails or is not properly implemented and the failure cannot be corrected in a timely manner, the Company may experience disruptions to the business that could have a material adverse effect on the Company’s results of operations.

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

Strike or work stoppage by our union employees could disrupt our business.    Approximately 61% of Unified’s employees are covered by collective bargaining agreements that have various expiration dates ranging through 2010. The inability to negotiate acceptable contracts with the unions could result in a strike or work stoppage and increased operating costs resulting from higher wages or benefits paid to union members or replacement workers. Such outcome could have a material negative impact on the Company’s operations and financial results.

If we fail to maintain an effective system of internal controls, we may not be able to detect fraud or report our financial results accurately, which could harm our business and we could be subject to regulatory scrutiny.    Pursuant to Section 404 of the Sarbanes-Oxley Act of 2002 (“Section 404”), Unified will be required, beginning in its fiscal year 2007, to perform an evaluation of the Company’s internal controls over financial reporting and have the Company’s independent registered public accounting firm test and evaluate the design and operating effectiveness of such internal controls and publicly attest to such evaluation. The Company has prepared an internal plan of action for compliance with the requirements of Section 404, which includes a timeline and scheduled activities, although as of the date of this filing the Company has not yet completed its effectiveness evaluation. Although the Company believes its internal controls are operating effectively, the Company cannot guarantee that it will not have any material weaknesses as reported by the Company’s independent registered public accounting firm. Compliance with the requirements of Section 404 is expected to be expensive and time-consuming. If the Company fails to complete this evaluation in a timely manner, or if the Company’s independent registered public accounting firm cannot timely attest to the Company’s evaluation, the Company could be subject to regulatory scrutiny and a loss of public confidence in our internal controls. In addition, any failure to implement required new or improved controls, or difficulties encountered in their implementation, could harm the Company’s operating results or cause the Company to fail to meet its reporting obligations.

Item 1B.    UNRESOLVED STAFF COMMENTS

Not applicable.

Item 2.    PROPERTIES

The Company’s corporate offices, warehouses and manufacturing facilities as of October 1, 2005 are summarized as follows:

	Approximate Square Footage
Description	Owned	Leased
Corporate offices	63,000	169,000
Dry warehouses	2,168,000	612,000
Refrigerated warehouses	558,000	66,000
Manufacturing facilities	181,000	—

These properties are located in California and Oregon.

Item 3.    LEGAL PROCEEDINGS

The Company was a defendant to litigation filed December 14, 2001 in the state of Hawaii stemming from the Company’s 1996 sale of a subsidiary (Hawaiian Grocery Stores, Ltd.) to a private investor, events subsequent to the sale, and the subsequent bankruptcy and liquidation of such business. The plaintiffs sought actual and punitive damages.

During the first half of fiscal 2005, the Company and other individuals and entities entered into a settlement agreement with the plaintiffs that resulted in the dismissal of all claims against the Company, its affiliated entities, as well as all individuals currently or formerly affiliated with the Company or its related entities. There was no finding or admission of wrongdoing by the Company, its affiliated entities, or any individual currently or formerly affiliated with the Company or its related entities. During the third fiscal quarter ended July 2, 2005, the court approved the settlement. The amount of the settlement was within reserves previously established by the Company.

The Company is a party to various litigation, claims and disputes, some of which are for substantial amounts, arising in the ordinary course of business. While the ultimate effect of such actions cannot be predicted with certainty, the Company believes the outcome of these matters will not result in a material adverse effect on its financial condition or results of operations.

Item 4.    SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

No matters were submitted to a vote of security holders during the fourth quarter of fiscal 2005.

Additional Item.    EXECUTIVE OFFICERS OF THE REGISTRANT

Please refer to the information under “Part III, Item 10. Directors and Executive Officers of the Registrant” for information regarding the executive officers of the Registrant.

Part II

Item 5.    MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED SHAREHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

There is no established public trading market for the Company’s Class A, Class B, Class C or Class E Shares. As of December 21, 2005, the Company’s Class A Shares (131,350 shares outstanding) were held of record by 526 shareholders, Class B Shares (505,432 shares outstanding) were held of record by 729 shareholders, Class C Shares were held of record, one share each, by the 15 directors of Unified, and the Company’s Class E Shares (155,711 shares outstanding) were held of record by 573 shareholders. The Company does not pay cash dividends on its stock and has no plans to do so in the future.

Company Purchases of Equity Securities

Period	Total Number of Shares Purchased	Average Price Paid Per Share
July 3, 2005 - July 30, 2005	(200)	$174.39
July 31, 2005 - August 27, 2005	1,400	$174.39
August 28, 2005 - October 1, 2005	—	—

Total	1,200	$174.39

Item 6.    SELECTED FINANCIAL DATA

The selected financial information below has been compiled from the audited consolidated financial statements of Unified for the fiscal years ended October 1, 2005, October 2, 2004, September 27, 2003, September 28, 2002 and September 29, 2001. The historical selected financial information has been recast to reflect the Company’s exit from its retail operations. These operations are classified as discontinued operations. The following selected consolidated financial data should be read in conjunction with the Company’s consolidated financial statements and the notes thereto and the information contained in Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations.” Historical results are not necessarily indicative of future results.

(dollars in thousands, except book value per share)
Fiscal Period Ended †	October 1, 2005 (52 Weeks)	October 2, 2004 (53 Weeks)	September 27, 2003 (52 Weeks)		September 28, 2002(a) (52 Weeks)		September 29, 2001 (52 Weeks)
Net sales	$2,866,862	$3,039,953	$2,731,442	(f)	$2,792,782		$2,770,203
Operating income	53,501	50,040	45,840		44,027		40,404
Earnings from continuing operations before patronage dividends and income taxes	38,650	32,720	25,249		20,870		13,399
Patronage dividends	21,404	20,742	16,612		16,713		14,934
Earnings (loss) from continuing operations, net of taxes	10,820	7,406	5,279		1,985		(1,263)
Loss from discontinued operations, net of taxes	—	—	—		(40,590	)(b)	(11,904)
Net earnings (loss)	10,820	7,406	5,279		(38,605)		(13,136)
Total assets	708,049	721,633	740,100		781,937		786,195
Long-term notes payable	156,640	191,694	232,374		287,780		298,710
Book value per share(c)(d)(e)(g)	195.72	174.39	163.00		158.23		171.29

†	The Company’s fiscal year ends on the Saturday nearest September 30.

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

(b)	The loss from discontinued operations included losses from operations of approximately $5.1 million, net of income tax benefits of $5.0 million. In connection with the Company’s exit plan, the Company recorded a loss on the sale and/or disposal of its discontinued retail business for the year ended September 28, 2002 which included the write-off of goodwill applicable to retail operations of $21.1 million, expected losses to be incurred during the disposal period of $4.5 million, write-down of assets to fair value of $10.5 million, lease reserves and settlements of $3.7 million, severance and termination benefits of $0.8 million and contract termination and other costs of $0.7 million. These costs were partially offset by estimated proceeds of $5.9 million, net of tax. The reserves established at September 28, 2002 represented estimates of the additional costs the Company expected to incur to complete its exit and disposal activities in fiscal 2003. Certain of the reserves established, such as lease reserves and settlements, will be resolved in future years (see Note 2 of Notes to Consolidated Financial Statements in Item 8, “Financial Statements and Supplementary Data”).

(c)	During the year ended September 27, 2003, the Company closed seven of its remaining nine operating stores in its discontinued retail business and obtained binding commitments for the sale and transfer of the leasehold rights for the remaining two stores to Members, which stores were either sold or transferred shortly after fiscal 2003 year end. Sales proceeds realized on the sale of the leasehold rights, store inventories and certain store fixtures were approximately $1.2 million, net of tax which was less than the anticipated estimated proceeds of $5.9 million, net of tax. Also, the Company operated certain stores longer than originally projected in fiscal 2003, and thus the net realizability of certain of the retail business’ remaining assets and liabilities, primarily its estimated lease reserves and settlement costs, were adjusted. The adjustments, which total $5.9 million net of tax, were charged as a reduction to Class A and Class B Shares during the year ended September 27, 2003 pursuant to quasi-reorganization accounting rules.

(d)	Additional adjustments were recorded in fiscal years 2005 and 2004 for lease reserves resulting from the sale and transfer of the remaining two retail locations and other contract and settlement costs relating to the final disposition of the retail business. The adjustments, which totaled $0.1 million and $1.2 million net of tax, respectively, were charged as a reduction to Class A and Class B Shares.

(e)	The Company had approximately $18.6 million, $10.5 million, $14.2 million and $9.4 million in net deferred tax assets that were reduced by a tax valuation allowance of approximately zero, $2.8 million, $2.0 million and $6.4 million at October 1, 2005, October 2, 2004, September 27, 2003 and September 28, 2002, respectively. In fiscal 2003, Management evaluated the available positive and negative evidence in determining the realizability of the net deferred tax assets at September 27, 2003 and concluded it is more likely than not that the Company will realize a portion of its net deferred tax assets. In reaching this conclusion, significant weight was given to the Company’s exit from the retail business and other unprofitable subsidiary operations and the continued profitability of its continuing operations. Accordingly, the valuation allowance was reduced by $4.4 million as of September 27, 2003, and pursuant to quasi-reorganization accounting rules, the reduction in the valuation allowance was recorded as an increase to Class A and Class B Shares. Management evaluated the available positive and negative evidence in assessing the Company’s ability to realize the benefits of the net deferred tax assets at October 1, 2005 and concluded it is more likely than not that the Company no longer requires a tax valuation allowance. The valuation allowance was reduced by $2.7 million as of October 1, 2005 and the reduction was recorded as an increase to Class A and Class B Shares. The net deferred tax assets should be realized through future operating results and the reversal of taxable temporary differences.

(f)

As discussed in Note 1 of Notes to Consolidated Financial Statements in Item 8, the Company adopted Emerging Issues Task Force (“EITF”) Issue No. 03-10, “Application of Issue No. 02-16 by Resellers to Sales Incentives Offered to Consumers by Manufacturers” (“EITF No. 03-10”) beginning with its second quarter of fiscal 2004, which requires manufacturers’ sales incentives offered directly to consumers that do not meet certain criteria to be reflected as a reduction of revenue in the financial statements of a reseller. Pursuant to the transition guidance contained in Issue No. 03-10, the Company reclassified its net sales, cost of sales and distribution, selling and administrative expenses for the year ended September 27, 2003 to reflect the impact of EITF No. 03-10. Accordingly, for the years ended October 1, 2005 and October 2, 2004, $93.9 million and $86.6 million, respectively, of such consideration were classified as a reduction in cost of sales, and for the year ended September 27, 2003, $87.6 million of such consideration was reclassified as a reduction in cost of sales with a corresponding reduction in net sales. In addition, for the years ended October 1, 2005 and October 2, 2004, $0.8 million and $0.6 million, respectively, were classified as a reduction in distribution, selling and administrative expenses, and for the year ended September 27, 2003, $0.7 million was reclassified as a reduction in distribution, selling and administrative expenses with a corresponding increase in cost of sales. Comparable amounts for all prior years presented were not reclassified, as reclassification is not permitted under the transition guidance. Therefore, net sales for the fiscal years ended October 1, 2005, October 2, 2004 and September 27, 2003 are not comparable to prior fiscal years to the extent of the impact of EITF No. 03-10. The application of EITF No. 03-10 had no effect on net earnings.

(g)	Book value per share is equal to total shareholders’ equity plus the receivable for sale of Class A Shares to members, less the cumulative stated value of outstanding Class E Shares, divided by the number of Class A and B Shares outstanding at fiscal year end.

Item 7.    MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Forward-Looking Information

This report contains “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995. These statements relate to expectations concerning matters that (a) are not historical facts, (b) predict or forecast future events or results, or (c) embody assumptions that may prove to have been inaccurate. These forward-looking statements involve risks, uncertainties and assumptions. When the Company uses words such as “believes,” “expects,” “anticipates” or similar expressions, the Company is making forward-looking statements. Although Unified believes that the expectations reflected in such forward-looking statements are reasonable, the Company cannot give readers any assurance that such expectations will prove correct. The actual results may differ materially from those anticipated in the forward-looking statements as a result of numerous factors, many of which are beyond the Company’s control. Important factors that could cause actual results to differ materially from the Company’s expectations include, but are not limited to, the factors discussed in the sections entitled “Item 1A. Risk Factors” and “Critical Accounting Policies and Estimates” within “Management’s Discussion and Analysis of Financial Condition and Results of Operations.” All forward-looking statements attributable to Unified are expressly qualified in their entirety by the factors that may cause actual results to differ materially from anticipated results. Readers are cautioned not to place undue reliance on these forward-looking statements, which reflect management’s opinion only as of the date hereof. The Company undertakes no duty or obligation to revise or publicly release the results of any revision to these forward-looking statements. Readers should carefully review the risk factors described in this document as well as in other documents the Company files from time to time with the Securities and Exchange Commission.

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

We operate our business in two reportable business segments: (1) Wholesale Distribution and (2) Insurance. All remaining business activities are grouped into “All Other” (see Note 17 of Notes to Consolidated Financial Statements in Item 8, “Financial Statements and Supplementary Data”).

Sales Activities

We experienced an overall sales decline of $173.1 million, or 5.7%, for the fiscal year ended October 1, 2005 (“2005 Period”) as compared to the fiscal year ended October 2, 2004 (“2004 Period”).

Several factors contributed to the change in sales during the 2005 Period. Estimates of the amounts applicable to these factors are summarized in the following table:

Factors Contributing to Overall Sales Decline (amounts in millions)	October 1, 2005
Non-recurring sales volume from strike/lockout in the 2004 Period	$(130.0)
Non-recurring sales due to additional week in the 2004 Period	(56.6)
Loss of sales volume to Southern California Dairy Division’s largest customer	(25.1)
Net decline in sales volume due primarily to discontinued Members	(27.3)
Decline in Insurance Segment sales	(7.0)
Decline in All Other Segment sales	(0.8)
Offsetting increase in growth of core business	73.7

Net decline in overall sales	$(173.1)

The 2004 Period included significant sales activities that were one-time events. The non-recurring sales activities from the 2004 Period and other factors that contributed to the change in sales as compared to the 2005 Period are discussed below.

•	The 2004 Period included approximately $130 million in non-recurring sales volume resulting from a strike/lockout of three major grocery retailers in Southern California (see discussion in “Overview of the 2005 Period” below).

•	Our fiscal year ends on the Saturday nearest September 30. The 2004 Period included 53 weeks whereas all other years presented in the financial statements included 52 weeks. We realized $56.6 million in sales for the additional week in the 2004 Period.

•	Sales to the Company’s largest Southern California Dairy Division customer were $25.1 million in the 2004 Period. Subsequently, the customer was purchased by a competitor and began self-distributing in the 2005 Period.

•	The net change in membership as discussed below resulted in a net decline in sales of $27.3 million over the 2004 Period. The decline in sales was primarily driven by Members who discontinued their membership with us and began purchasing from a competitor.

•	Insurance segment sales declined $7.0 million and All Other segment sales declined $0.8 million as discussed in “Net sales” under “Results of Operations” below.

•	Partially offsetting the above declines, the Company benefited from growth in its core business that generated a $73.7 million, or 2.6%, sales increase over the 2004 Period. The sales increase was driven primarily by growth of existing customers from new store openings and growth in the Company’s perishables initiative. The Company’s perishables initiative was launched in fiscal 2004 to help customers more effectively compete with the growing alternatives to the conventional retail grocery store. Successful customers have focused on differentiation strategies in perishable items on the perimeter of the store such as produce, service deli, service bakery and meat categories. Unified launched the initiative to emphasize the sale of these perimeter store products. This initiative is intended to help retailers improve their competitiveness through enhanced item selection and lower product cost through the Company’s ability to serve as a “single source” of perimeter store products and other grocery store products for its customers.

The Company attributes the sales growth from continuing business, in part, to the programs and services the Company provides to expand and renew its Member and customer base. The Company provides real estate services, equipment sales and financing to support existing Members that are remodeling or opening new stores. The Company also helps retailers introduce new products to meet changing consumer demand, including the perishables initiative described above.

During the 2005 Period, changes to the Company’s membership base have occurred as indicated in the following table:

Membership Activity	Number of Members
Membership count as of October 2, 2004	564
New members	21
Members discontinued	(40)
Members discontinued prior to fiscal 2005 whose shares were not redeemed until fiscal 2005	(21)

Membership count as of October 1, 2005	524

Of the 21 new Members included in the table above, 10 were the result of buy/sell arrangements whereby one Member sells its store to another Member, and the Company continues to supply the store. Sales to the 11 new members not part of a buy/sell arrangement during the 2005 Period were $7.5 million. Of the 40 discontinued Members included in the table above, 17 were the result of buy/sell arrangements. Sales to the 23 discontinued Members not part of a buy/sell arrangement during the 2005 Period were $34.8 million and will not continue in future periods. The net result of this activity was a decline in sales during the 2005 Period of $27.3 million.

The marketplace in which the Company operates continues to evolve and present challenges both to the Company and its customers. The continued expansion of large box store formats into the Company’s marketplace will present challenges for some of the retail grocery stores owned by customers of the Company. In addition, alternative formats such as discount, drug and convenience stores continue to expand their offering of products that are a core part of the conventional grocery store offering, thereby creating additional competition for customers of the Company. To effectively compete with these alternatives to the conventional retail grocery store, successful customers have focused on differentiation strategies in items on the perimeter of the store as discussed above.

Demographic changes have created more ethnic diversity in the Company’s marketplace and are also supporting the Company’s sales growth. The vast majority of Unified’s customers in its Southern California region operate retail stores in the Los Angeles and San Diego metropolitan areas with diverse ethnic populations. Unified’s customers have developed effective marketing strategies that have attracted the ethnic shopper. Populations in the Company’s Northern California and Pacific Northwest regions have also become more ethnically diverse over time, providing increased growth opportunities for Unified’s customers. Unified supports growth throughout its marketplace by working closely with vendors to offer promotions on products to the membership and by supporting and sponsoring major events that help promote sales at the retail level.

In June 2004, the Company changed its pricing strategy on its grocery, frozen food and delicatessen lines of products. The pricing methodology is called Consumer Driven Pricing (“CDP”). The CDP program is designed to align the Company’s pricing with the method used by the Company’s customers to market to the end consumer. This change also allows the Company greater flexibility to adapt to changes in the marketplace and address seasonal demands to help our customers’ competitiveness.

Economic Factors

We are impacted by changes in the overall economic environment. In recent periods, we have experienced significant volatility in costs associated with fuel, workers’ compensation, medical and other benefits. Additionally, wage increases occur as a result of negotiated labor contracts and adjustments for non-represented employees. These cost increases have resulted in economic pressure on the Company. We continually focus attention on daily labor management, as well as developing initiatives aimed at improving business processes and managing costs to achieve reductions to offset these increases. The implementation of these initiatives has resulted in significant improvements throughout the Company, most notably in our distribution system, which has led to improved warehouse and transportation efficiencies. Labor efficiencies, such as the number of cases moved in the warehouse per hour of work, have increased 6%, 5% and 4% in the 2005, 2004 and 2003 Periods, respectively, due to system and process improvements and the continual vigilance toward labor efficiencies. Other initiatives involve collaborative solutions working with Members and customers to remove costs from the overall supply chain.

Technology

Technology has played a significant role in shaping the grocery industry as companies continue to use technology to gain efficiencies and reduce costs. Technology improvements have been an important part of Unified’s strategy to improve service to its customers and lower costs. Technology improvements in our distribution systems have been an area of concentration. Over the past two years we have been upgrading our warehouse systems to improve efficiencies and order fulfillment accuracy. We have five main facility locations that have been involved in the upgrade. Through the end of the 2005 Period, four of the five have been upgraded. The fifth location will be upgraded in the coming year. This process has been instrumental in helping drive the labor efficiencies described above. We expect to see additional warehouse improvements and order fulfillment accuracy as we complete the upgrade of the final location and as each facility fully realizes the benefits of the upgrade. We have also begun the process of selecting a new Enterprise Resource Planning (“ERP”) system that will operate in our Dairy processing and Bakery plants. The new system will automate our record keeping, providing greater visibility of variances and allowing us to improve the manufacturing process. The ERP system will be installed during the coming year. Additionally, we continue to make improvements to better support our interactions with vendors and customers and will continue these efforts in the coming year. Our related vendor activities include improvements to new item introductions, promotions management and payment support activities that have also helped efforts to improve efficiencies and lower costs. Member focused efforts have included improvements through our Memberlink technology product that completes the supply chain cycle by improving speed-to-shelf for new items and enhancing retail promotion planning.

Discontinued Operations and Quasi-reorganization

In the fiscal year ended September 28, 2002 (the “2002 Period”), the Company’s retail segment incurred a loss of $5.1 million, net of tax, compared to a loss of $11.9 million, net of tax, in fiscal 2001. While the operating performance of the Company’s retail segment had improved in the 2002 Period compared to the prior year, the Company concluded that future improvements would require significant continued capital investment. As a result, the Board approved, on September 25, 2002, a plan to exit retail operations. The Company reclassified certain accounts in the consolidated financial statements to reflect its exit from the retail business. Accordingly, certain accounts such as liabilities and cash flows relating to the Company’s retail operations were segregated and the net liabilities and net cash flows of the retail operations were reported as “Discontinued Operations” in the accompanying consolidated financial statements.

During fiscal 2004, the Company completed its exit from the retail business. During the fiscal year ended September 27, 2003 (the “2003 Period”), the Company closed seven of its remaining nine operating stores and obtained binding commitments for the sale and transfer of the leasehold rights for the remaining two stores to Members, which stores were either sold or transferred in the first quarter of fiscal 2004 (see Note 2 of Notes to Consolidated Financial Statements in Item 8, “Financial Statements and Supplementary Data”).

The Company also evaluated its other subsidiary activities and concluded that it would exit from its unprofitable trucking, printing and security activities. Subsequent to its decision to exit retail and other unprofitable subsidiary activities, the Board approved a plan to effect a quasi-reorganization as of September 28, 2002. A quasi-reorganization is an accounting procedure that eliminates an accumulated deficit in retained earnings and permits a company to proceed on much the same basis as if it had been legally reorganized. A quasi-reorganization involves adjusting a company’s assets and liabilities to fair value. Any remaining deficit in retained earnings is then eliminated by a transfer of amounts from paid-in capital and capital stock, if necessary, giving a company a “fresh start” and a zero balance in retained earnings. To reflect these actions, the Company wrote down certain current and non-current assets of its retail and other unprofitable businesses, including goodwill, to net realizable value. In addition, the Company established reserves for certain exit related costs including estimated operating losses, severance, lease reserves and other necessary costs expected to be incurred over the disposal period. The effect of these two actions resulted in a net accumulated deficit that was eliminated by a transfer of amounts from paid-in capital, Class A and Class B Shares (see Notes 2 and 3 of Notes to Consolidated Financial Statements in Item 8, “Financial Statements and Supplementary Data”).

Results of Operations

The following discussion of the Company’s financial condition and results of operations should be read in conjunction with “Item 6—Selected Consolidated Financial Data” and the consolidated financial statements and notes to the consolidated financial statements, specifically Note 17 to Notes to Consolidated Financial Statements, Segment Reporting, included elsewhere in this report. Certain statements in the following discussion are not historical in nature and should be considered to be forward-looking statements that are inherently uncertain.

The following table sets forth selected consolidated financial data of Unified expressed as a percentage of net sales for the periods indicated below:

Fiscal Year Ended	October 1, 2005	October 2, 2004	September 27, 2003
Net sales	100.0%	100.0%	100.0%
Cost of sales	89.8	90.1	89.6
Distribution, selling and administrative expenses	8.3	8.3	8.7

Operating income	1.9	1.6	1.7
Interest expense	0.5	0.5	0.8
Patronage dividends	0.7	0.7	0.6
Income taxes	0.3	0.2	0.1

Net earnings	0.4%	0.2%	0.2%

Fiscal Year Ended October 1, 2005 (“2005 Period”) Compared to Fiscal Year Ended October 2, 2004 (“2004 Period”)

Overview of the 2005 Period.    The results of operations for the 2005 Period included 52 weeks while the 2004 Period included 53 weeks. The Company’s consolidated operating income increased by $3.5 million to $53.5 million in the 2005 Period compared to $50.0 million in the 2004 Period. The operating income for the Company’s Wholesale Distribution and Insurance segments increased over the 2004 Period, but was offset in part by a decline in the other combined business activities not separately reportable as a segment (collectively referred to as “All Other” business).

•	Wholesale Distribution Segment: The Wholesale Distribution segment operates primarily within three marketing areas made up of its Southern California, Northern California and Pacific Northwest regions. The Wholesale Distribution segment realized an overall net improvement in operating income of $0.8 million to $50.1 million in the 2005 Period compared to $49.3 million in the 2004 Period. Improvements in margin and reductions in costs offset the marginal effect of lower sales, as described under “Company Overview—Sales Activities” above.

On October 11, 2003, members of the United Food and Commercial Workers union (“UFCW”) in Southern California went on strike against one of the area’s large grocery retail chains. At the time of the strike, the retailer’s other two bargaining partners agreed to lock out workers until a contract settlement was reached. As a result of the strike, which was settled on February 26, 2004, we experienced higher non-recurring sales and costs during the 2004 Period as some consumers began patronizing independent retailers rather than the larger grocery retail chains targeted by the strike. Due to the many factors involved, an exact measurement of benefit from the additional volume cannot be precisely determined.

The Company has continued to benefit from increased efficiencies in its operations. The Company has also benefited from cost reductions in workers’ compensation expense due to recent legislative changes. Fuel cost increases have partially offset the benefits from increased operational efficiencies.

•

Insurance Segment:    The Company’s insurance business includes the results of operations for the Company’s three insurance subsidiaries (Grocers and Merchants Insurance Service, Inc., Springfield Insurance Company and Springfield Insurance Company, Ltd.). These subsidiaries provide insurance and insurance-related services, including workers’ compensation and liability insurance policies, to both the Company and its Members. Operating income improved $5.8 million in the Company’s Insurance segment to $4.0 million in the 2005 Period compared to an operating loss of $1.8 million in the 2004 Period. Our workers’ compensation claims development stabilized during the 2005 Period. The improvement was attributable to several factors, including improved rate adequacy, legislative reforms that have mitigated increases in claims expenses (particularly medical costs), and the continued participation of our customers in higher deductible policies, which can be less costly for them and reduce our portion of claims loss exposure.

•	All Other: All remaining business activities are grouped into “All Other.” All Other business activities primarily consist of our finance subsidiary and the consolidation of a variable interest entity as discussed in Note 4 of Notes to Consolidated Financial Statements in Item 8, “Financial Statements and Supplementary Data.” Operating income decreased $3.2 million to a loss of $0.6 million in the 2005 Period compared to income of $2.6 million in the 2004 Period. The decrease in earnings is primarily due to non-recurring favorable loan collection activities on previously reserved accounts in our finance subsidiary that occurred in the 2004 Period, resulting in a reduction of expenses that was not repeated in the 2005 Period. The loss of $0.6 million for the 2005 period was due to lease expenses associated with the Company’s variable interest entity of $1.4 million partially offset by income of $0.8 million in the finance subsidiary.

The following tables summarize the performance of each business segment for the 2005 and 2004 Periods.

Wholesale Distribution Segment

(dollars in thousands)
	2005	2004	Difference
Gross sales	$2,842,348	$3,008,190	$(165,842)
Inter-segment eliminations	—	(586)	586

Net sales	2,842,348	3,007,604	(165,256)
Cost of sales	2,565,599	2,713,470	(147,871)
Distribution, selling and administrative expenses	226,664	244,853	(18,189)

Operating income	$50,085	$49,281	$804

Insurance Segment (dollars in thousands)
	2005	2004	Difference
Gross sales	$30,331	$34,625	$(4,294)
Inter-segment eliminations	(7,574)	(4,799)	(2,775)

Net sales	22,757	29,826	(7,069)
Cost of sales	10,337	24,487	(14,150)
Selling and administrative expenses	8,388	7,165	1,223

Operating income (loss)	$4,032	$(1,826)	$5,858

All Other (dollars in thousands)
	2005	2004	Difference
Gross sales	$2,250	$2,731	$(481)
Inter-segment eliminations	(493)	(208)	(285)

Net sales	1,757	2,523	(766)
Selling and administrative expenses	2,373	(62)	2,435

Operating income (loss)	$(616)	$2,585	$(3,201)

Net sales.    Consolidated net sales decreased $173.1 million to $2.87 billion in the 2005 Period compared to $3.04 billion for the 2004 Period.

•	Wholesale Distribution Segment: Net Wholesale Distribution sales decreased $165.3 million to $2.8 billion in the 2005 Period compared to $3.0 billion in the 2004 Period. Several key factors contributed to the change in sales.

Non-Recurring Activities

•	Wholesale Distribution sales decreased approximately $130.0 million due to the temporary non-recurring sales in the 2004 Period as a result of the UFCW strike.

•	Our sales in the 2004 Period included an additional week as discussed above and resulted in sales of $56.6 million that was not repeated in the 2005 Period.

Customer Changes

•	Sales decreased $25.1 million, primarily due to the loss of our largest Southern California Dairy Division customer, who was purchased by a competitor in the 2005 Period who manufactures and distributes its own products.

•	The net change in membership as discussed under “Company Overview—Sales Activities” resulted in a net decline in sales of $27.3 million over the 2004 Period. The decline in sales was primarily driven by Members who discontinued their membership with us and began purchasing from a competitor.

Core Sales Growth

•	Sales increased by approximately $73.7 million due primarily to the distribution volume of existing members’ expansion to new store locations and growth in perimeter-store products such as meat, produce and other perishable products. Perimeter-store products drove the growth in sales, while grocery and general merchandise sales declined compared to the 2004 Period. The decline in grocery and general merchandise sales was the result of continued competitive pressures in the marketplace from alternate format food stores (warehouse stores and supercenters) that are influencing shoppers’ buying practices, and certain of our customers buying more product directly from manufacturers.

•	Insurance Segment: Net sales decreased $7.0 million to $22.8 million in the 2005 Period compared to $29.8 million in the 2004 Period. Our Insurance Segment primarily sells workers’ compensation coverage in California. Overall policy renewals have remained stable; however, rates have declined due to two key factors.

•	The California legislature passed legislation in 2003 and 2004 to allow greater controls over medical costs related to workers’ compensation. These cost reductions have led to lower policy premiums in the 2005 Period compared to the 2004 Period.

•	Certain policyholders have shifted to high deductible policies that shift some of the risk of loss from us to the policyholder. These high deductible policies carry lower rates and lower risk for us and contribute to the overall sales decline. These high deductible policies plus emphasis on loss control can also result in lower costs for policyholders.

•	All Other: Net sales decreased $0.8 million to $1.7 million in the 2005 Period compared to $2.5 million for the 2004 period.

Cost of sales.    Consolidated cost of sales decreased $162.0 million to $2.6 billion for the 2005 Period compared to $2.7 billion for the 2004 Period and comprised 89.8% and 90.1% of consolidated net sales for the 2005 and 2004 Periods, respectively.

•	Wholesale Distribution Segment: Cost of sales decreased by $147.9 million to $2.6 billion in the 2005 Period compared to $2.7 billion in the 2004 Period. As a percentage of net wholesale sales, cost of sales was 90.3% and 90.2% for the 2005 and 2004 Periods, respectively. Two offsetting factors impacted cost of sales as a percentage of net wholesale sales.

•	A change in product and Member sales mix contributed to a 0.2% increase in cost of sales as a percent of net wholesale sales.

•	In June 2004, we increased the markup on our Grocery, Frozen Food and Delicatessen product lines due to the implementation of our Consumer Driven Pricing Program discussed above under “Company Overview—Sales Activities”. The increase in markup generated a 0.1% reduction in cost of sales as a percent of net wholesale sales.

•	Insurance Segment: Cost of sales decreased by $14.1 million to $10.3 million in the 2005 Period compared to $24.4 million in the 2004 Period. In the 2004 Period, we incurred additional workers’ compensation losses due to unfavorable claims development for older accident years. However, workers’ compensation claims losses stabilized during the 2005 Period, resulting in decreased cost of sales.

•	All Other: There was no cost of sales for the 2005 Period as the only remaining activities are finance and the operations of a variable interest entity (see Note 4 of Notes to Consolidated Financial Statements in Item 8, “Financial Statements and Supplementary Data”) for which cost of sales is not applicable.

Distribution, selling and administrative expenses.    Consolidated distribution, selling and administrative expenses decreased $14.6 million to $237.4 million in the 2005 Period compared to $252.0 million in the 2004 Period, and comprised 8.3% of net sales for both the 2005 Period and the 2004 Period.

•	Wholesale Distribution Segment: Distribution, selling and administrative expenses were $226.7 million in the 2005 Period compared to $244.9 million in the 2004 Period, and comprised 7.9% and 8.1% of net Wholesale Distribution sales for the 2005 Period and the 2004 Period, respectively. Several significant offsetting factors contributed to the overall reduction of 0.2% in expenses as a percent of net sales.

Several factors contributed to a 0.6% decrease in expenses as a percent of net sales as follows:

•	Workers’ Compensation Expense: We are self insured up to $300,000 per incident with a stop loss coverage policy over that amount. Loss accruals up to the stop loss coverage are made based on actuarially developed loss estimates. In April 2004, the State of California passed legislation aimed at reducing the rising cost of workers’ compensation expenses, primarily in the cost of providing health care. Our workers’ compensation costs have declined by $11.0 million, or 0.4% of net sales, due primarily to the positive impact of these legislative reforms. Future expenses may significantly change depending on the cost of providing health care and further legislative action.

•	Depreciation and Amortization Expense: Expenses related to depreciation and amortization declined $3.7 million, or 0.1% of net sales. Following the Merger, our capital and information technology requirements temporarily increased. Over the past three years, our need for new capital and information technology declined from the post-Merger level. The reduction in expense is related to many of those Merger-related activities becoming fully depreciated and amortized. We expect this reduction to continue only through the coming year.

•	Legal Expenses: Our legal costs declined $3.0 million or 0.1% of net sales due to lower litigation activities.

In addition, the following factors resulted in an offsetting increase of 0.4% in expense as a percent of net sales as follows:

•	Lower sales leveraging on expenses: Expenses declined $5.2 million in the 2005 Period due to lower labor costs needed for the reduced sales volume. While overall costs declined, the leveraging effect of sales on fixed expenses, as a result of a decrease in net sales, resulted in expenses as a percent of net wholesale sales increasing 0.2% over the 2004 Period.

•	Allowance for doubtful accounts and lease reserves: We establish reserves for uncollectible accounts receivable and various properties and retail stores that are not currently utilized for operations. In the 2004 Period, we collected on previously reserved accounts that reduced our expense; however, such collections were not repeated in the 2005 Period. The changes in reserves resulted in an overall expense increase of $2.1 million or 0.1% of net sales.

•	Expenses contributing to a 0.1% increase in expenses as a percent of net sales:

•	Fuel Costs: Our fuel costs are primarily related to diesel purchases for our tractors and refrigerated trailers used to deliver products to our customers. We experienced a $1.3 million increase in fuel costs over the 2004 Period.

•	Consulting Expenses: We incurred an additional $1.3 million in consulting expenses related to evaluating internal controls over financial reporting and disclosure requirements of Section 404 of the Sarbanes-Oxley Act of 2002.

•	Insurance Segment: Selling and administrative expenses for the Insurance segment were $8.4 million for the 2005 Period and $7.2 million for the 2004 Period.

•	All Other: Selling and administrative expenses for the Company’s All Other business activities for the 2005 Period were $2.3 million compared to a credit of $0.1 million for the 2004 Period.

•	The Company’s finance subsidiary expenses increased $1.4 million compared to the 2004 Period due to non-recurring favorable loan collection activities on previously reserved accounts that occurred in the 2004 Period, resulting in a reduction of expenses that was not repeated in the 2005 Period.

•	Lease costs associated with our variable interest entity increased $1.0 million in the 2005 Period compared to the 2004 Period due primarily to costs associated with the buyout of a sub-leased property ($0.85 million) and increased lease reserves associated with closed retail store sites that were previously sold to our variable interest entity as discussed in Note 4 of Notes to Consolidated Financial Statements in Item 8, “Financial Statements and Supplementary Data.” The need for additional reserves is dependent upon the variable interest entity’s ability to develop the sites and subsequently sell or sublease them to outside parties.

Interest.    Interest expense was $14.8 million in the 2005 Period compared to $17.3 million in the 2004 Period and comprised 0.5% of consolidated net sales for the 2005 Period and the 2004 Period. Factors contributing to the decrease in interest expense are as follows:

•	Interest expense on our primary debt instruments declined $1.7 million over the 2004 Period related to a reduction in weighted average borrowings offset by an increase in rates on the revolving credit facility.

•	Weighted Average Borrowings: Interest expense declined $2.3 million over the 2004 Period due to a reduction in our weighted average borrowings. Weighted average borrowings were reduced by $47.3 million due to improved cash flow from operations, working capital improvements and the Company’s Equity Enhancement Program (see “Liquidity and Capital Resources—Equity Enhancement Plan”).

•	Interest Rates: Interest expense increased $0.6 million over the 2004 Period due to an increase in the effective borrowing rate for our revolving line of credit. The effective borrowing rate for the combined primary debt, made up of the revolving line of credit and senior secured notes, was 7.0% and 6.3% for the 2005 and 2004 Periods, respectively. Several offsetting factors contributed to the increase in interest rates. First, we realized a reduction in our interest rate margin over the base borrowing rate on our revolving line of credit due to achieving certain financial results. Second, consistent with the overall market interest rate change, the base borrowing rate on the revolver increased in the 2005 Period over the 2004 Period, offsetting the reduction in margin improvement. Third, reductions in borrowings on the lower interest revolver compared to the senior notes resulted in a higher effective borrowing rate.

Our borrowings on the revolving credit agreement are subject to market rate fluctuations. A 25 basis point change in the market rate of interest over the period would have resulted in a $0.2 million increase or decrease in corresponding interest expense.

Changes in secondary debt instruments resulted in a $0.8 million decrease in expense in the 2005 Period as compared to the 2004 Period.

Patronage dividends.    Patronage dividends for the 2005 Period were $21.4 million, compared to $20.7 million in the 2004 Period, an increase of 3.2%. Patronage dividends for the 2005 Period consisted of the patronage earnings from the Company’s three patronage earnings divisions: the Southern California Dairy Division, the Pacific Northwest Dairy Division and the Cooperative Division. For the 2005 and 2004 Periods, respectively, the Company had patronage earnings of $10.7 million and $10.1 million in the Southern California Dairy Division, $0.4 million and $0.3 million in the Pacific Northwest Dairy Division and $10.3 million and $10.3 million in the Cooperative Division.

Income taxes.    Income tax expense was $6.4 million for the 2005 Period compared to $4.6 million for the 2004 Period. The Company’s effective income tax rate was 37.3% for the 2005 Period compared to 38.2% for the 2004 Period. The lower effective income tax rate in the 2005 Period reflects fluctuations in permanent differences between book and taxable income.

Fiscal Year Ended October 2, 2004 (“2004 Period”) Compared to Fiscal Year Ended September 27, 2003 (“2003 Period”)

Overview of the 2004 Period.    The results of operations for the 2004 Period includes 53 weeks while the 2003 Period included 52 weeks. The Company’s consolidated operating income improved by $4.2 million, or 9.2%, to $50.0 million in the 2004 Period compared to $45.8 million in the 2003 Period. The operating income for the Company’s Wholesale Distribution segment improved over the 2003 Period, but was offset in part by a decline in the Insurance segment and the other combined business activities not separately reportable as a segment (collectively referred to as “All Other” business).

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

As discussed in Note 1 of Notes to Consolidated Financial Statements in Item 8, “Financial Statements and Supplementary Data,” the Company adopted Emerging Issues Task Force (“EITF”) Issue No. 03-10, “Application of Issue No. 02-16 by Resellers to Sales Incentives Offered to Consumers by Manufacturers” (“EITF No. 03-10”) beginning with its second quarter of fiscal 2004, which requires manufacturers’ sales incentives offered directly to consumers that do not meet certain criteria to be reflected as a reduction of revenue in the financial statements of a reseller. Accordingly, for the 2004 Period, $86.6 million of such consideration was classified as a reduction in cost of sales, and for the 2003 Period, $87.6 million of such consideration was reclassified as a reduction in cost of sales with a corresponding reduction in net sales. In addition, for the 2004 Period, $0.6 million was classified as a reduction in distribution, selling and administrative expenses, and for the 2003 Period, $0.7 million was reclassified as a reduction in distribution, selling and administrative expenses with a corresponding increase in cost of sales. Comparable amounts for years presented prior to fiscal 2003 were not reclassified, as reclassification is not permitted under the transition guidance. The application of EITF No. 03-10 had no effect on net earnings.

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

•	Insurance Segment: The Company’s insurance business includes the results of operations for the Company’s three insurance subsidiaries (Grocers and Merchants Insurance Service, Inc., Springfield Insurance Company and Springfield Insurance Company, Ltd.). These subsidiaries provide insurance and insurance-related services, including workers’ compensation and liability insurance policies, to both the Company and its Members primarily located in California. All intercompany transactions with the Company have been eliminated. The insurance segment recognized continued adverse development in its workers’ compensation claim experience for older accident years, resulting in an operating loss of $1.8 million in the 2004 Period versus an operating loss of $0.3 million in the 2003 Period. This continued adverse development resulted in a net decline in operating income of $1.5 million. Commencing in April 2004, certain legislative reforms favorably impacting workers’ compensation were implemented. While some benefits have been realized from this legislation, the full impact has not yet been determined.

•	All Other: All remaining business activities are grouped into “All Other.” All Other business activities primarily consist of the Company’s finance subsidiary and the consolidation of a variable interest entity as discussed in Note 4 of Notes to Consolidated Financial Statements in Item 8, “Financial Statements and Supplementary Data.” Within this category, operating income declined $1.4 million to $2.6 million in the 2004 Period compared to income of $4.0 million in the 2003 Period. The decline in earnings performance is primarily due to a reduction in the loan portfolio at the Company’s finance subsidiary and expenses related to closed retail store sites that have been sold to the variable interest entity.

The following table summarizes the performance of each business segment for the 2004 and 2003 Periods.

Wholesale Distribution Segment

(dollars in thousands)
	2004	2003	Difference
Gross sales	$3,008,190	$2,718,360	$289,830
Inter-segment eliminations	(586)	(18,421)	17,835

Net sales	3,007,604	2,699,939	307,665
Cost of sales	2,713,470	2,425,238	288,232
Distribution, selling and administrative expenses	244,853	232,566	12,287

Operating income	$49,281	$42,135	$7,146

Insurance Segment
(dollars in thousands)
	2004	2003	Difference
Gross sales	$34,625	$36,903	$(2,278)
Inter-segment eliminations	(4,799)	(9,715)	4,916

Net sales	29,826	27,188	2,638
Cost of sales	24,487	20,681	3,806
Distribution, selling and administrative expenses	7,165	6,812	353

Operating (loss) income	$(1,826)	$(305)	$(1,521)

All Other
(dollars in thousands)
	2004	2003	Difference
Gross sales	$2,731	$5,457	$(2,726)
Inter-segment eliminations	(208)	(1,142)	934

Net sales	2,523	4,315	(1,792)
Cost of sales	—	560	(560)
Distribution, selling and administrative expenses	(62)	(255)	193

Operating income	$2,585	$4,010	$(1,425)

Net sales.    Consolidated net sales increased $308.5 million, or 11.4%, to $3.0 billion in the 2004 Period compared to the 2003 Period.

•	Wholesale Distribution Segment: Net wholesale distribution sales increased $307.7 million, or 11.4%, to $3.0 billion in the 2004 Period compared to the 2003 Period. Wholesale distribution sales increased by approximately $136.6 million due primarily to the distribution volume of existing Members’ expansion to new store locations, the addition of both new Members and non-member customers, growth in perimeter-store products such as meat, produce and other perishable products, and the additional 53rd week in the 2004 Period. The Company also experienced inflationary pressures in the acquisition cost of meat resulting from the discovery of infected beef in the United States. This inflationary cost, which caused our meat prices to increase, contributed to an increase in net sales of approximately $50.0 million over the 2003 Period and is not expected to return to previous levels in the 2005 Period.

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

Cost of sales.    Consolidated cost of sales was $2.7 billion for the 2004 Period and $2.4 billion for the 2003 Period, an increase of 11.9%, and comprised 90.1% and 89.6% of consolidated net sales for the 2004 and 2003 Periods, respectively.

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

Distribution, selling and administrative expenses.    Consolidated distribution, selling and administrative expenses were $252.0 million and $239.1 million, an increase of 5.4%, and comprised 8.3% and 8.7% of net sales for the 2004 and 2003 Periods, respectively.

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

The unfavorable factors are as follows:

•	The Company’s workers’ compensation expense increased $9.3 million, or 0.3% of net sales, for the 2004 Period. During the first half of the 2004 Period, the Company experienced adverse development on claim losses that resulted in an increase in expense. The Company is self-insured up to $300,000 per incident with a stop loss coverage policy over that amount. Loss accruals up to the stop loss coverage are made based on actuarially developed loss estimates. In April 2004, the State of California passed legislation aimed at reducing the rising cost of workers’ compensation expenses. The full realization of these benefits is uncertain; however, the result of the year end actuarial study has identified that some improvement has occurred.

•	The Company’s expenses for legal and accounting services increased $2.3 million, or 0.1% in cost as a percentage of net sales, over the 2003 Period. Legal cost increases were due to expenses related to ongoing litigation. Accounting service increases were due to ongoing SEC filings and tax compliance activity as well as activity related to evaluating internal controls over financial reporting and disclosure requirements of Section 404 of the Sarbanes-Oxley Act of 2002. The Company expects accounting service costs to continue at the higher levels experienced in the 2004 Period through the 2005 Period.

The remaining decrease of 0.1% in cost as a percent of net sales was made up of other less significant expense changes.

•	Insurance Segment: Distribution, selling and administrative expenses for the Company’s Insurance segment were $7.2 million for the 2004 Period compared to $6.8 million for the 2003 Period.

•	All Other: Distribution, selling and administrative expenses for the Company’s All Other business activities for the 2004 Period were ($0.1) million compared to ($0.3) million for the 2003 Period.

The Company’s finance subsidiary expenses increased $0.3 million compared to the 2003 Period primarily due to loan collection activities. The finance subsidiary has experienced significant favorable collection performance during both the 2004 and 2003 Periods on loans previously reserved and a general improvement in the quality of the underlying loan portfolio. As a result of collections received on previously reserved loans, the reserve for uncollectible loans was reduced $1.6 million and $1.8 million in the 2004 and 2003 Periods, respectively. The Company believes its loan reserves are sufficient to cover the credit risk in the loan portfolio but do not anticipate this favorable reduction in loan reserves to continue in future periods.

In addition, All Other includes $0.4 million of expense activities related to brokerage commissions and leases on closed retail store sites that have been sold to a variable interest entity as discussed in Note 4 of Notes to Consolidated Financial Statements in Item 8, “Financial Statements and Supplementary Data.” The need for additional reserves is dependent upon the variable interest entity’s ability to develop the sites and subsequently sell or sublease them to outside parties.

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

Liquidity and Capital Resources

The Company finances its capital needs through a combination of internal and external sources. These sources include cash from operations, Member investments, bank borrowings, various types of long-term debt and lease financing. The Company believes that the combination of cash flows from operations, current cash balances, its equity enhancement plan, and available lines of credit, will be sufficient to service its debt and to meet its anticipated needs for working capital and capital expenditures through at least fiscal 2006.

Cash Flow

The Company continued to generate positive cash flow from operations during the 2005 fiscal year. Cash from operations was used for investing and financing activities, including reduction of long-term debt, providing financing to Members, investing in the Company’s infrastructure and redemption of Members’ capital shares. The Company also reinvested proceeds from maturing investments. As a result of these activities, net cash, consisting of cash and cash equivalents, decreased by $26.0 million to $17.4 million as of the fiscal year ended October 1, 2005 compared to $43.4 million as of the fiscal year ended October 2, 2004.

The following table summarizes the impact of operating, investing and financing activities from continuing operations, and cash utilized for discontinued operations, on the Company’s cash flows for the 2005 and 2004 Periods:

(dollars in thousands)
Summary of Net Increase (Decrease) in Total Cash Flows	2005	2004	Difference
Cash provided by continuing operating activities	$20,038	$61,713	$(41,674)
Cash utilized by discontinued operating activities	(71)	(5,161)	5,090

Net cash provided by operating activities	19,967	56,552	(36,584)
Cash utilized by investing activities	(17,386)	(15,296)	(2,090)
Cash utilized by financing activities	(28,587)	(35,302)	6,714

Total (decrease) increase in cash flows	$(26,006)	$5,954	$(31,960)

The decrease in net cash for the 2005 Period consisted of cash provided from operating activities of $20.0 million offset by amounts used in investing activities of $17.4 million and financing activities of $28.6 million. Cash used by discontinued operations was $0.1 million and $5.2 million for the 2005 and 2004 Periods, respectively (see Note 2 of Notes to Consolidated Financial Statements in Item 8, “Financial Statements and Supplementary Data”). Working capital was $75.4 million and $98.4 million and the current ratio was 1.3 at October 1, 2005 and October 2, 2004, respectively.

Operating Activities:    Net cash provided by continuing operating activities decreased by $41.7 million to $20.0 million for the 2005 Period compared to $61.7 million for the 2004 Period. The decline in cash provided by operating activities compared to the 2004 Period was attributable to the impact of working capital management initiatives implemented in fiscal 2003 that have continued through the 2005 Period, but at a reduced amount compared to the 2004 Period as the Company approached optimal levels. During the 2005 Period, the Company experienced positive cash flow of $5.7 million as a result of the net change in accounts receivable, inventories, prepaid expenses, accounts payable, accrued liabilities and other long-term liabilities, as compared to increased cash flow of $23.5 million during the 2004 Period. During the fiscal 2005 Period, the Company contributed an additional $4.0 million compared to the 2004 Period in order to fund its pension obligations. In addition, as compared to the 2004 Period, the Company’s deferred tax assets increased $9.7 million in the 2005 Period due to the issuance of the nonqualified written notice of allocation and the elimination of the valuation allowance. Also during the 2005 Period, the Company’s insurance subsidiaries used $8.1 million in additional cash compared to the 2004 Period to purchase trading securities for their investment portfolio.

Investing Activities:    Net cash used in investing activities increased by $2.1 million to $17.4 million for the 2005 Period compared to $15.3 million utilized in the 2004 Period. The increase in cash used for investing activities during the 2005 Period as compared to the 2004 Period was due mainly to a reduction in the level of principal repayments on long-term notes receivable of $8.2 million, resulting from prior early repayments of a number of loans to Members by the Company’s financing subsidiary, as well as increased capital expenditures of $1.2 million. This $9.4 million increase in cash utilized was partially offset by decreases in net investments of $3.8 million by the Company’s insurance subsidiaries, consisting of the purchase and sale of securities to replace maturing investments in its portfolio, as well as reduced expenditures for other assets of $3.5 million. Spending on investing activities is expected to be funded by existing cash balances, cash generated from operations or additional borrowings.

Financing Activities:    Net cash utilized by financing activities was approximately $28.6 million for the 2005 Period compared to $35.3 million for the 2004 Period. The net decrease of $6.7 million in cash used by financing activities for the 2005 Period as compared to the 2004 Period reflects a reduction in debt repayment due to reduced borrowing levels that decreased cash usage by $9.3 million and non-recurring payments for deferred financing fees of $2.6 million that occurred in the 2004 Period. These decreases in cash usage were partially offset by an increase of cash used to redeem Member shareholdings. Cash used by financing activities is expected to be funded by the Company’s improved operating cash flow, reduced working capital requirements and the continued positive impact of the Equity Enhancement Plan to meet operating and capital spending requirements.

Equity Enhancement Plan

In fiscal 2002, the Company initiated an equity enhancement plan designed to build equity in the Company for future investment in the business and other infrastructure improvements. In fiscal 2002, a portion of the patronage dividend was retained in the form of patronage dividend certificates that mature in five years. In November 2002, the Company amended its Bylaws, increasing the required holdings of Class A Shares from 100 shares in fiscal 2002 to 350 shares by the end of fiscal 2007. In addition, in fiscal 2003, the Company introduced a new class of capital stock, denominated “Class E Shares.” Class E Shares were issued as part of the patronage dividends issued in fiscal years 2005, 2004 and 2003 for the Cooperative Division and are available to be issued in future years at the discretion of the Board. Member capital is expected to continue to grow with the increase in the Class A Share requirement.

Bank Credit Facility

The Company refinanced its $200.0 million revolving credit agreement in fiscal 2004 with a $225.0 million revolving credit agreement (see “Outstanding Debt And Other Financing Arrangements”). The revolving credit agreement expires on December 5, 2007. The expanded facility, combined with the Company’s reduction in its borrowing levels under the facility to $64.0 million at October 1, 2005, increases the availability of capital accessible by the Company.

Discontinued Operations

The Company’s exit from its retail business in fiscal 2003 further benefited the Company’s cash position by allowing it to preserve working capital that would otherwise have been used to fund the unprofitable retail operations. Net cash used for discontinued operations was approximately $0.1 million, $5.2 million and $11.4 million in fiscal 2005, fiscal 2004 and fiscal 2003, respectively.

Pension and Postretirement Benefit Plans

The Company’s employees not subject to a collective bargaining agreement participate in a cash balance pension plan (the “Benefit Plan”) sponsored by the Company. Under the Benefit Plan, participants are credited with an annual accrual based on years of service with the Company. The Company makes contributions to the Benefit Plan in amounts that are at least sufficient to meet the minimum funding requirements of applicable laws and regulations, but no more than amounts deductible for federal income tax purposes. The Company also has an Executive Salary Protection Plan (“ESPP II”) that provides supplemental post-termination retirement income based on each participant’s final salary and years of service as an officer of the Company. During fiscal 2005, the Company contributed $4.0 million and $3.4 million to the Benefit Plan for the 2005 and 2004 plan years, respectively. In addition, the Company also contributed $0.7 million in fiscal 2005 to the ESPP II Plan to fund benefit payments to participants for the 2005 plan year. At this time, the Company expects to make quarterly estimated contributions to the Benefit Plan totaling $2.1 million in fiscal 2006 for the 2006 plan year. Additional contributions for the 2005 plan year, if any, will be due by September 15, 2006, while contributions for the 2006 plan year will be due by September 15, 2007. Additionally, the Company expects to contribute $0.8 million to the ESPP II Plan to fund projected benefit payments to participants for the 2006 plan year.

Assuming a long-term rate of return on plan assets of 8.50%, a discount rate of 5.50% and certain other assumptions, the Company estimates that its combined pension expense for the Benefit Plan and ESPP II for fiscal 2006 will be approximately $5.4 million. Future pension expense will be affected by future investment performance, discount rates and other variables such as expected rate of compensation increases and mortality rates relating to plan participants. Decreasing both the discount rate and projected salary increase assumptions by 0.5% would increase the Company’s projected fiscal 2006 pension expense for the Benefit Plan and ESPP II by approximately $0.2 million.

The Company sponsors postretirement benefit plans that cover both nonunion and union employees. Retired nonunion employees currently are eligible for a plan providing medical benefits and a certain group of retired nonunion employees currently participate in a plan providing life insurance benefits for which active nonunion employees are no longer eligible.

Assuming a discount rate of 5.50% and certain other assumptions, the Company estimates that postretirement expense for fiscal 2006 will be approximately $5.8 million. Future postretirement expense will be affected by discount rates and other variables such as expected rate of compensation increases and projected health care trend rates.

Off-Balance Sheet Arrangements

As of the date of this report, with the exception of the transaction disclosed in Note 4 of Notes to Consolidated Financial Statements in Item 8 “Financial Statements and Supplementary Data,” the Company does not participate in transactions that generate relationships with unconsolidated entities or financial partnerships, such as entities often referred to as structured finance or special purpose entities, which would have been established for the purpose of facilitating off-balance sheet arrangements or other contractual narrow or limited purposes.

Contractual Obligations and Commercial Commitments

At October 1, 2005, the Company was contingently liable with respect to 11 lease guarantees for certain Members with commitments expiring through 2017. The Company believes the locations underlying these leases are marketable and, accordingly, that it will be able to recover a substantial portion of the guaranteed amounts in the event the Company is required to satisfy its obligations under the guarantees. In addition to the lease guarantees, the Company also guarantees certain third-party loans issued to Members and standby letters of credit to certain vendors. Accordingly, with respect to the third-party loan guarantees, the Company would be required to pay these obligations in the event of default by the Member. The Company would only be obligated under the standby letters of credit to the extent of any amount utilized by the vendor.

During fiscal 2004, the Company entered into a lease guarantee with one of its Members. The guarantee has a ten-year term, and as of October 1, 2005, the maximum potential amount of future payments that the Company could be required to make as a result of the Member’s non-payment of rent is approximately $2.7 million. Pursuant to Financial Accounting Standards Board Interpretation No. 45, “Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others,” Unified has recorded a liability in connection with this guarantee arrangement. This liability, which amounts to approximately $0.1 million at October 1, 2005, represents the premium receivable from the Member as consideration for the guarantee, and is deemed to be the fair value of the lease guarantee. The Company does not believe, based on historical experience and information currently available, that it is probable that any amounts will be required to be paid under this guarantee arrangement.

The Company’s contractual obligations and commercial commitments at October 1, 2005 are summarized as follows:

(dollars in thousands)
	Payments due by period
Contractual Obligations	Total	Less than 1 year	1-3 years	4-5 years	More than 5 years
Senior secured notes	$92,459	$6,411	$45,851	$40,197	$—
Revolving lines of credit	64,000	—	64,000	—	—
Operating lease obligations	129,182	21,737	32,096	21,535	53,814
Capital lease obligations	276	227	49	—	—
Other long-term obligations	10,426	4,044	6,382	—	—
Secured borrowings to banks, including standby repurchase obligations	305	144	129	32	—
Projected interest on contractual obligations	38,991	12,782	22,724	3,485	—

Total contractual cash obligations	$335,639	$45,345	$171,231	$65,249	$53,814

(dollars in thousands)
	Payments due by period
Other Commercial Commitments	Total	Less than 1 year	1-3 years	4-5 years	More than 5 years
Standby letters of credit	$49,592	$49,592	$—	$—	$—
Lease and loan guarantees	23,813	4,237	11,779	4,867	2,930

Total commercial commitments	$73,405	$53,829	$11,779	$4,867	$2,930

Obligations under the Company’s Benefit Plan and ESPP II are disclosed in Note 14 of Notes to Consolidated Financial Statements in Item 8 “Financial Statements and Supplementary Data.”

The projected interest component on the Company’s contractual obligations was estimated based on the prevailing or contractual interest rates for the respective obligations over the period of the agreements (see Note 9 of Notes to Consolidated Financial Statements in Item 8, “Financial Statements and Supplementary Data”).

Prior to the third quarter of fiscal 2005, Springfield Insurance Company, a wholly owned insurance subsidiary of the Company, held investments carried at fair value on deposit with regulatory authorities in compliance with statutory insurance regulations. During the third quarter of fiscal 2005, Springfield Insurance Company entered into a $41.8 million standby letter of credit agreement to secure workers’ compensation claims in the event this subsidiary is unable to meet these obligations. The standby letter of credit is secured by the investments of Springfield Insurance Company, and such investments have concurrently been released from their deposit restriction by virtue of implementing and maintaining the standby letter of credit.

During August 2005, a Member of the Company, a related party as discussed in Note 20 to Notes to Consolidated Financial Statements in Item 8, “Financial Statements and Supplementary Data”, entered into a $0.9 million standby letter of credit agreement with our finance subsidiary to secure insurance coverage with Springfield Insurance Company, a wholly owned subsidiary, in the event the Member is unable to meet its obligations. The non-transferable standby letter of credit expires in one year and is automatically renewable without amendment unless 30 days’ prior written notice is provided.

Outstanding Debt and Other Financing Arrangements

In fiscal 2003, the Company issued $3.3 million of patronage dividend certificates (“Patronage Certificates”) as a portion of its patronage dividends for fiscal 2002. The Company offset approximately $128,000 of these certificates against a portion of amounts owed to the Company by the holders in fiscal 2003. These Patronage Certificates are included in subordinated patronage dividend certificates in the consolidated balance sheets.

The Company’s notes payable and scheduled maturities are summarized as follows:

(dollars in thousands)
	October 1, 2005	October 2, 2004
Senior secured notes expiring October 1, 2009, payable monthly, interest only (interest rate of 8.71% at October 1, 2005 and October 2, 2004, $40.0 million due October 1, 2009) and April 1, 2008, (interest rate of 7.72% at October 1, 2005 and October 2, 2004) approximately $865 principal and interest payable monthly through April 1, 2008, with the remaining $36.0 million due April 1, 2008	$92,459	$98,393
Notes to banks under secured revolving credit agreement expiring December 5, 2007, interest rate at the lender’s base rate plus 0.00% at October 1, 2005 and 0.25% at October 2, 2004, or adjusted LIBOR (3.97% plus 1.25% at October 1, 2005 and 1.34% plus 1.50% at October 2, 2004)	64,000	88,000
Secured borrowings to banks, collateralized by member loans receivable, repayment based on terms of underlying collateral	305	765
Redemption subordinated notes, payable in twenty quarterly installments plus interest at 6.0%, maturity dates through October 2005	61	751
Capital investment notes (subordinated), interest at 5.0%, maturity dates through 2007	10,365	12,616
Obligations under capital leases	276	808

Total notes payable	167,466	201,333
Less portion due within one year	10,826	9,639

	$156,640	$191,694

The Company had a total of $92.5 million and $98.4 million outstanding in senior secured notes to certain insurance companies and pension funds under a note purchase agreement dated September 29, 1999 (as amended, the “Senior Note Agreement”) at October 1, 2005 and October 2, 2004, respectively. The Senior Note Agreement is secured by certain real property and buildings owned by the Company. During fiscal 2004, the interest rate on these notes was reduced 25 basis points as a result of the Company achieving improved performance in fiscal 2003.

In addition, the Company has a $225.0 million secured revolving credit facility (“Revolving Credit Agreement”) with a group of banks for which Harris Trust and Savings Bank is serving as Administrative Agent. The Revolving Credit Agreement expires on December 5, 2007 and bears interest at either LIBOR plus an applicable margin (1.00% to 2.00%), or the lender’s base rate plus an applicable margin (0.00% to 0.75%). In each case, the applicable margin is based on the ratio of funded debt to operating cash flow. The Revolving Credit Agreement permits advances of up to 85% of eligible accounts receivable and 65% of eligible inventories. The Revolving Credit Agreement is collateralized by the accounts receivable and inventories of the Company and certain subsidiaries. The Company had $64.0 million and $88.0 million outstanding under the Revolving Credit Agreement at October 1, 2005 and October 2, 2004, respectively.

The Revolving Credit Agreement and the Senior Note Agreement as amended each contain customary representations, warranties, financial covenants, and default and pre-payment provisions for these types of financing. Obligations under these credit agreements are senior to the rights of Members with respect to required deposits, patronage dividend certificates and subordinated notes. Both the Revolving Credit Agreement and the Senior Note Agreement limit the incurrence of additional funded debt and the incurrence of liens except permitted liens. Examples of default conditions include the failure to pay an installment of principal or interest under the agreements, the making of false representations and warranties, and non-compliance with one or more financial covenants (minimum tangible net worth, fixed charge coverage ratio and funded debt to earnings before interest, income taxes, depreciation, amortization and patronage dividends, “EBITDAP”). The Revolving Credit Agreement and the Senior Note Agreement both limit distributions to shareholders (including the repurchase of shares) to designated permitted redemptions, and prohibit all distributions and payments on Patronage Certificates when an event of default has occurred and is continuing. In the event the Company is not in compliance with the financial covenants of the Revolving Credit Agreement and the Senior Note Agreement, the continued availability of loan funds or the terms upon which such loans would be available could be negatively impacted, and the impact to the Company could be material. As of October 1, 2005, the Company was in compliance with all applicable covenants of its Revolving Credit Agreement and Senior Note Agreement.

A $10.0 million credit agreement with a third party bank is collateralized by Grocers Capital Company’s (“GCC”) Member loan receivables. GCC is a wholly owned subsidiary of the Company whose primary function is to provide financing to Members who meet certain credit requirements. Funding for loans is derived from the cash reserves of GCC, as well as the $10.0 million credit facility. The credit agreement, which was amended and restated, matures on June 9, 2007. Amounts advanced under the credit agreement bear interest at prime (6.75% and 4.75%) or Eurodollar (4.05% and 2.01%) plus 2.25% at October 1, 2005 and October 2, 2004, respectively. The applicable rate is determined at the Company’s discretion. The unused portion of the credit line is subject to a commitment fee of 0.125%. GCC had no borrowings outstanding at October 1, 2005 or October 2, 2004.

Member loan receivables are periodically sold by GCC to the third party bank through a loan purchase agreement. This loan purchase agreement, which was amended and restated, matures on June 9, 2007. Total loan purchases under the agreement are limited to a total aggregate principal amount outstanding of $70.0 million. The loan purchase agreement does not qualify for sale treatment pursuant to SFAS No. 140, “Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities” and, accordingly, the Company accounts for the transfer of these financial assets as a secured borrowing with a pledge of collateral. The aggregate amount of secured borrowings with the third party bank was $0.3 million and $0.8 million at October 1, 2005 and October 2, 2004, respectively. The pledged collateral included in current notes receivable was $0.1 million and $0.4 million and non-current amounts were $0.2 million and $0.4 million at October 1, 2005 and October 2, 2004, respectively. The notes receivable generally bear interest at rates averaging prime plus 2.00%, are paid monthly and have maturity dates ranging from 2006 to 2007.

Pursuant to the Merger, Unified agreed to repurchase excess Class B Shares held by former shareholders of United that were received in the Merger and tendered for redemption prior to January 28, 2001. The price paid for the excess Class B Shares was the book value as of April 2, 1999 of the shares of the Company’s common stock for which the excess Class B Shares were exchanged in the Merger. The Company purchased such shares by issuing notes referred to as “redemption subordinated notes,” which are payable in twenty equal quarterly principal installments and bear interest at 6% per year. The Company paid $0.7 million and $1.1 million on the notes in fiscal 2005 and fiscal 2004, respectively.

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

The Company also guarantees certain loans made directly to Members by third-party lenders. At October 1, 2005 and October 2, 2004, the maximum principal amount of these guarantees was $0.2 million and $0.4 million, respectively. One of the guarantees was no longer required and therefore was eliminated as of October 1, 2005. Member loans, provided by the Company and third parties, are generally secured with collateral, which usually consists of personal and real property owned by Members and may include personal guarantees of Members at the discretion of the Company.

MEMBER INVESTMENTS AND PATRONAGE DIVIDENDS

Members are required to meet specific capitalization requirements, which include capital stock ownership and may include required cash deposits. In addition, each Member must meet minimum purchase requirements that may be modified at the discretion of the Company’s Board of Directors (the “Board”). Unified currently requires each Member to hold Class B Shares having an issuance value equal to an amount determined under one of the two methods as discussed below (the “Class B Share requirement”). For purposes of determining the Class B Share requirement, each Class B Share held by a Member has an issuance value equal to the book value per share of the Company’s outstanding shares at the close of the fiscal year end prior to the issuance of such Class B Shares.

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

In October 2004, the Board amended the Class B Share requirement, effective as of March 31, 2005. The purpose of the amendment was to encourage Member growth by offering a reduced requirement if certain qualifications are met and to provide a cap on the investment requirement at certain volume levels. The Standard Class B Investment requirement (“SBI”) is twice the amount of certain of the Member’s average weekly purchases, except for meat and produce, which are one times average weekly purchases. If purchases are not made weekly, the average weekly purchases are based on the number of weeks in which purchases were actually made. Members may apply for the Reduced Class B Investment requirement (“RBI”), which requires Members to pay for their purchases electronically on the statement due date and demonstrate credit worthiness. The RBI is based on a sliding scale such that additional purchase volume marginally reduces the requirement as a percentage of purchase volume. These modifications were effective as of the end of the second quarter of fiscal 2005. Members who did not apply for the RBI remain on the SBI.

In accordance with the Company’s Bylaws, new Members must satisfy their Class B Share requirement entirely through the holding of Class B Shares by the end of the sixth year of membership. The purchase price for Class B Shares may be paid by either direct purchase or new Members may satisfy their Class B Share requirement over the five consecutive fiscal years commencing with the first year after admission as a Member by acquiring Class B Shares at the rate of 20% per year if a subordinated cash deposit (“Required Deposit”) is provided for the full amount of the Class B Share requirement.

The Required Deposit may generally be paid either in full upon acceptance as a new Member or 75% upon acceptance and the balance paid over a 26-week period. Required Deposits for Members adding new stores can either be paid in full or with a 50% down payment and the balance paid over a 26-week period. Members may also maintain deposits with Unified in excess of such Required Deposit amounts (“Excess Deposits”). The Company does not pay interest on the Required Deposit amounts. However, the Company currently pays interest at the prime rate for any cash deposits in excess of the Member’s Required Deposit amount. All such deposits of a Member are maintained in the Member’s deposit account.

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

Unified’s obligation to repay Members’ Required Deposit accounts on termination of Member status (once the Member’s obligations to Unified have been satisfied) is reported as a long-term liability on Unified’s consolidated balance sheets. Excess Deposits are not subordinated to Unified’s other obligations and are reported as short-term liabilities on Unified’s consolidated balance sheets. At October 1, 2005 and October 2, 2004, Unified had $15.6 and $12.8 million, respectively, in “Members’ required deposits” and $20.0 and $12.9 million, respectively, in “Members’ excess deposits and declared patronage dividends” (of which $10.0 and $10.1 million, respectively, represented Excess Deposits as previously defined).

Prior to the fiscal year ended September 28, 2002, Unified typically distributed to its Members at least 20% of the non-dairy patronage dividends in cash, a portion was distributed in Class B Shares to the extent of satisfying Members’ Class B Share requirement, and the remainder was credited to the Members’ deposit accounts. For fiscal 2002, patronage dividends for the Cooperative Division were paid in Class B Shares and Patronage Certificates. Patronage Certificates have a term of five years and an interest rate approximating the five-year Treasury rate as such rate exists at fiscal year end, and such rate is to be adjusted annually thereafter to approximate the same benchmark interest rate on each anniversary of the fiscal year end.

In fiscal 2003, the Company issued $3.3 million of Patronage Certificates as a portion of its patronage dividends for fiscal 2002. These Patronage Certificates are included in “Subordinated patronage dividend certificates” in the accompanying consolidated balance sheets.

In December 2002, as part of its fiscal 2003 Equity Enhancement Plan, the Board and the shareholders authorized the creation of a new class of equity, denominated “Class E Shares.” The Class E Shares were issued as a portion of the patronage dividends issued for the Cooperative Division in fiscal 2005, fiscal 2004 and fiscal 2003, and may be issued as a portion of the patronage dividends issued for the Cooperative Division in future periods, as determined annually at the discretion of the Board. The Class E Shares have a stated value of $100 per share, and are non-voting and non-dividend bearing equity securities. Class E Shares are transferable only with the consent of the Company.

For fiscal 2004 and 2003, patronage dividends in the Cooperative Division were paid to Members in the form of:

•	Class B Shares to the extent of any deficiency in the Member meeting its Class B Share requirement; and

•	Class E Shares for the balance of the patronage dividend due to the Member.

For fiscal 2005, patronage dividends in the Cooperative Division will be paid to Members in the same manner as fiscal 2004 and 2003.

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

On August 17, 2005, the Board authorized the reinstatement (effective as of July 30, 2005) of 200 shares of the Company’s Class A Shares that had been previously tendered for redemption. The voided shares totaled $0.03 million. On August 17, 2005, the Board authorized the repurchase on August 22, 2005 of 1,400 shares of the Company’s Class A Shares that had been tendered and were pending redemption. The Company paid approximately $0.24 million to redeem the shares.

On October 19, 2005, the Board authorized the repurchase on October 25, 2005 of 1,950 shares of the Company’s Class A Shares that had been tendered and were pending redemption. The Company paid approximately $0.34 million to redeem the shares. On October 5, 2005 and October 21, 2005, the Company repurchased 129 and 196 shares, respectively, of the Company’s Class B Shares that had been tendered and were pending redemption. The Company paid approximately $0.06 million to redeem the shares.

On December 14, 2005, the Board authorized the repurchase on or before December 29, 2005 of 1,600 Class A Shares with an approximate redemption value of $0.31 million and 23,130 Class B Shares with an approximate redemption value of $4.05 million (see Note 21 to Notes to Consolidated Financial Statements in Item 8, “Financial Statements and Supplementary Data”).

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

Insurance Reserves.    The Company’s insurance subsidiaries provide various types of insurance products to its Members including workers’ compensation, general liability, auto, directors and officers and others. Certain of the Company’s insurance subsidiaries are regulated by the State of California and are subject to the rules and regulations promulgated by the appropriate state regulatory agencies. There are many factors that contribute to the variability in estimating insurance loss reserves and related costs. Changes in state regulations may have a direct impact on workers’ compensation cost and reserve requirements. In fiscal 2004, mandatory contributions to the California Workers’ Compensation Fund for California based companies were reduced to somewhat mitigate the impact of the rising workers’ compensation cost to these businesses. The cost of insurance and the sufficiency of loss reserves are also impacted by actuarial estimates based on a detailed analysis of health care cost trends, mortality rates, claims history, demographics and industry trends. As a result, the amount of the loss reserve and the related expense is significantly affected by these variables, as well as the periodic changes in state and federal law. The Company regularly assesses the sufficiency of its loss reserves, which represent potential future claims and settlements to policyholders. Insurance reserves are recorded based on estimates and assumptions made by management using data available at the valuation date and are validated by third party actuaries to ensure such estimates are within acceptable ranges. In addition, the Company’s Wholesale Distribution segment is self insured for workers’ compensation of up to $300,000 per incident, while the Company’s insurance subsidiaries provide additional coverage from $300,001 to $1,000,000 per incident. Insurance reserves maintained by the Company’s insurance subsidiaries and the Company’s reserve for projected workers’ compensation payouts totaled approximately $64.9 million as of October 1, 2005 and $64.5 million as of October 2, 2004.

Allowance for Uncollectible Accounts and Notes Receivable.    The preparation of the Company’s consolidated financial statements requires management to make estimates of the collectibility of its accounts and notes receivable. The Company’s trade and short-term notes receivable, net was approximately $145.3 million and $140.8 million (including approximately $5.5 million and $5.2 million of short-term notes receivable) at October 1, 2005 and October 2, 2004, respectively. The Company’s long-term notes receivable, net was approximately $9.6 million and $14.3 million at October 1, 2005 and October 2, 2004, respectively. Management regularly analyzes its accounts and notes receivable for changes in the credit-worthiness of customers, economic trends and other variables that may affect the adequacy of recorded reserves for potential bad debt. In determining the appropriate level of reserves to establish, the Company utilizes several techniques including specific account identification, percentage of aged receivables and historical collection and write-off trends. In addition, the Company considers in its reserve calculations collateral such as redemption notes, Member shareholdings, cash deposits and personal guarantees. A bankruptcy or financial loss associated with a major customer could have a material adverse effect on the Company’s sales and operating results. The Company’s allowance for doubtful accounts for trade and short-term notes receivable was approximately $2.5 million and $2.1 million at October 1, 2005 and October 2, 2004, respectively, and $0.9 million and $0.8 million for long-term notes receivable at October 1, 2005 and October 2, 2004, respectively.

Lease Loss Reserves.    The Company has historically subleased store sites to independent retailers who meet certain credit requirements, at rates that are at least as high as the rent paid by the Company. The Company also leases sites for its discontinued retail business. Under the terms of the original lease agreements, the Company remains primarily liable for any financial commitments a retailer may no longer be able to satisfy, including those stores that are part of the Company’s discontinued retail business. Should a retailer be unable to perform under the terms of the sublease, the Company would record a charge to earnings for the cost of the remaining term of the lease, less any expected sublease income, at net present value. The Company is also contingently liable for certain subleased facilities. Variables affecting the level of lease reserves recorded include the remaining lease term, vacancy rates of leased property, the state of the economy, property taxes, common area maintenance costs and the time required to sublease the property. Favorable changes in economic conditions, leading to shorter vacancy periods or higher than expected sublease rental commitments, could result in a reduction of the required reserves. The Company’s lease reserves for all leased locations were approximately $9.8 million and $14.3 million as of October 1, 2005 and October 2, 2004, respectively.

Goodwill and Intangible Assets.    The Company’s operating results are highly dependent upon either maintaining or growing its distribution volume to its customers. The Company’s top ten Member and non-member customers constituted approximately 39% of total sales at October 1, 2005. A significant loss in membership or volume could adversely affect the Company’s operating results. The Merger with United resulted in the recording of goodwill representing the intangible assets of the acquired business. The book value of the goodwill was approximately $24.3 million at October 1, 2005. Although the sales volume and customer base of the combined entity remains strong, significant reductions in the distribution volume in the future could potentially impair the carrying amount of goodwill necessitating a write-down of this asset.

The Company evaluates its goodwill and intangible assets for impairment pursuant to SFAS No. 142, “Goodwill and Other Intangible Assets,” which provides that goodwill and other intangible assets with indefinite lives are not amortized but tested for impairment annually, or more frequently if circumstances indicate potential impairment. The impairment test is comprised of two steps: (1) a reporting unit’s fair value is compared to its carrying value; if the fair value is less than its carrying value, impairment is indicated; and (2) if impairment is indicated in the first step, it is measured by comparing the implied fair value of goodwill and intangible assets to its carrying value at the reporting unit level. In determining fair value, the Company uses the discounted cash flow method, which assumes a certain growth rate projected over a period of time in the future and then discounted to net present value using the Company’s estimated cost of capital. The Company evaluates its goodwill for impairment in the third quarter of each fiscal year. Accordingly, the Company tested its goodwill and noted no impairment for the fiscal quarter ended July 2, 2005. In addition to the annual impairment test required under SFAS No. 142, during fiscal 2005 and 2004, the Company assessed whether events or circumstances occurred that potentially indicate that the carrying amount of these assets may not be recoverable. The Company concluded that there were no such events or changes in circumstances during fiscal 2005 and 2004 and determined that the fair value of the Company’s reporting units was in excess of its carrying value as of October 1, 2005 and October 2, 2004. Consequently, no impairment charges were recorded in fiscal 2005 and 2004.

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

On a quarterly basis, the Company assesses whether events or changes in circumstances occur that potentially indicate the carrying value of long-lived assets may not be recoverable. The Company concluded that there were no such events or changes in circumstances during fiscal 2005 and 2004.

Tax Valuation Allowances.    The Company accounts for income taxes in accordance with SFAS No. 109, “Accounting for Income Taxes” (“SFAS No. 109”), which requires that deferred tax assets and liabilities be recognized using enacted tax rates for the effect of temporary differences between the book and tax bases of recorded assets and liabilities. SFAS No. 109 also requires that deferred tax assets be reduced by a valuation allowance if it is more likely than not that some portion or all of the net deferred tax asset will not be realized. In accordance with SFAS No. 109 and post quasi-reorganization accounting, valuation allowance reductions are accounted for as an adjustment to additional paid-in capital, while increases to the valuation allowance are accounted for as an adjustment to the income tax provision. The Company had approximately $18.6 million and $10.5 million in net deferred tax assets that are net of tax valuation allowances of zero and $2.8 million at October 1, 2005 and October 2, 2004, respectively. Management evaluated the available positive and negative evidence in assessing the Company’s ability to realize the benefits of the net deferred tax assets at October 1, 2005 and concluded it is more likely than not that the Company no longer required a tax valuation allowance. The net deferred tax assets should be realized through future operating results and the reversal of temporary differences. Of the net deferred tax assets, $12.4 million and $11.9 million are classified as current assets in deferred income taxes and $6.2 million and $1.4 million are included in other assets and long-term liabilities, other in the accompanying consolidated balance sheets as of October 1, 2005 and October 2, 2004, respectively.

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

Certain discounts and allowances negotiated by the Company on behalf of its members were required to be reclassified upon adoption of EITF Issue No. 03-10, “Application of Issue No. 02-16 by Resellers to Sales Incentives Offered to Consumers by Manufacturers” (“EITF No. 03-10”). Accordingly, for the years ended October 1, 2005 and October 2, 2004, $93.9 million and $86.6 million, respectively, of such discounts and allowances were classified as a reduction in cost of sales, and for the year ended September 27, 2003, $87.6 million of such consideration was reclassified as a reduction in cost of sales with a corresponding reduction in net sales. In addition, for the years ended October 1, 2005 and October 2, 2004, $0.8 million and $0.6 million, respectively, were classified as a reduction in distribution, selling and administrative expenses, and for the year ended September 27, 2003, $0.7 million was reclassified as a reduction in distribution, selling and administrative expenses with a corresponding increase in cost of sales. The application of EITF No. 03-10 had no effect on net earnings.

Recently Issued Pronouncements

In November 2005, the Financial Accounting Standards Board (“FASB”) issued Staff Position Nos. FAS 115-1 and FAS 124-1, “The Meaning of Other-Than-Temporary Impairment and Its Application to Certain Investments” (“FAS 115-1” and “FAS 124-1”). FAS 115-1 and FAS 124-1 address determining when an investment is considered impaired and whether that impairment is other-than-temporary, and measuring impairment loss as well as addressing the accounting after an entity recognized an other-than-temporary impairment. Certain disclosures about unrealized losses that the entity did not recognize as other-than-temporary impairments are also addressed. FAS 115-1 and FAS 124-1 are effective for periods beginning after December 15, 2005. The Company will be adopting this pronouncement beginning with its fiscal year 2006. The Company does not currently believe that the adoption of FAS 115-1 and FAS 124-1 will have a significant impact on its financial condition and results of operations.

In October 2005, the FASB issued FASB Staff Position No. 13-1, “Accounting for Rental Costs Incurred During a Construction Period” (“FSP No. 13-1”), which requires rental costs associated with ground or building operating leases that are incurred during a construction period to be recognized as rental expense. FSP No. 13-1 is effective for periods beginning after December 15, 2005. The Company will be adopting this pronouncement beginning with its fiscal year 2006. The Company does not currently believe that the adoption of FSP No. 13-1 will have a significant impact on its financial condition and results of operations.

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

In March 2005, the FASB issued FASB Interpretation No. 47 (“FIN 47”), “Accounting for Conditional Asset Retirement Obligations—an Interpretation of FASB Statement No. 143, “Accounting for Asset Retirement Obligations.” FIN 47 clarifies that the term conditional asset retirement obligation (“CARO”) as used in FASB

Statement No. 143, “Accounting for Asset Retirement Obligations” (“SFAS No. 143”), refers to a legal obligation to perform an asset retirement activity in which the timing and (or) method of settlement are conditional on a future event that may or may not be within the control of the entity. The obligation to perform the asset retirement activity is unconditional even though uncertainty exists about the timing and (or) method of settlement. Therefore, an entity is required to recognize a liability for the fair value of a CARO when that obligation is incurred (generally upon acquisition, construction, or development and (or) through the normal operation of the asset), if the liability’s fair value can be reasonably estimated. Any uncertainty surrounding the timing and method of settlement that is conditional on the occurrence of a future event should be factored into the measurement of the liability, not the timing of its recognition. If sufficient information is not available at the time the liability is incurred, paragraph 3 of SFAS No. 143 requires a liability to be recognized initially in the period in which sufficient information becomes available to estimate its fair value. The provisions of FIN 47 are effective no later than fiscal years ending after December 15, 2005. Retrospective application of interim financial information is permitted but is not required. The Company is currently assessing the impact of FIN 47 on its results of operations and financial condition.

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

On October 13, 2004, the FASB ratified the consensus reached by the EITF with respect to EITF Issue No. 04-10, “Determining Whether to Aggregate Operating Segments That Do Not Meet the Quantitative Thresholds” (“EITF No. 04-10”). EITF No. 04-10 clarified that operating segments can be aggregated only if aggregation is consistent with the objective and basic principles of FASB SFAS No. 131, “Disclosures about Segments of an Enterprise and Related Information” (“SFAS No. 131”), the segments have similar economic characteristics, and the segments share a majority of the aggregation criteria listed in paragraph 17 of SFAS No. 131 (i.e., similarity in the nature of the products and services, the production processes, the type or class of customers for their products and services, and if applicable the nature of the regulatory environment). Paragraph 19 of SFAS No. 131 permits an entity to combine information about segments, which individually do not meet the quantitative thresholds in paragraph 18 of SFAS No. 131 to produce a reportable segment, only if the segments share a majority of the aggregation criteria identified above. Although the FASB ratified the consensus in EITF No. 04-10, the FASB issued proposed FASB Staff Position No. 131-a (“FSP 131-a”) in March 2005 to provide supplemental guidance in determining whether two or more operating segments have similar economic characteristics under paragraph 17 of SFAS No. 131. The EITF agreed to delay the effective date of the consensus to coincide with that of the related FSP and delayed the effective date pending the issuance of the final FSP 131-a. In May 2005, the FASB decided not to issue FSP 131-a. Accordingly, in June 2005, the EITF agreed to change the effective date of Issue No. 04-10 and determined the consensus should be effective for fiscal years ending after September 15, 2005. Additionally, the EITF determined that corresponding information for earlier periods, including interim periods, should be restated unless it is impractical to do so. The FASB ratified this change in June 2005. The Company has determined that EITF No. 04-10 does not have any impact on its currently reportable segments.

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

On March 31, 2004, the FASB ratified the consensus reached by the Task Force on EITF Issue No. 03-1, “The Meaning of Other-Than-Temporary Impairment and Its Application to Certain Investments” (“EITF No. 03-1”). EITF No. 03-1 provides guidance for determining whether certain investment securities are impaired, and requires certain additional disclosures about unrealized losses that have not been recognized as other-than-temporary impairments. The recognition provisions of this standard have been deferred. The Company has included the disclosures required by EITF No. 03-1 in Note 6 of Notes to Consolidated Financial Statements in Item 8, “Financial Statements and Supplementary Data.”

Item 7A.    QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

The following discussion of the market risks the Company faces contains forward-looking statements. Forward-looking statements are subject to risks and uncertainties. Actual results could differ materially from those discussed in the forward-looking statements.

Unified has only limited involvement with derivative financial instruments that are used to manage well-defined interest rate risks. At October 1, 2005 and October 2, 2004, the Company held no derivative financial instruments.

Unified is subject to interest rate changes on its notes payable under the Company’s credit agreements that may affect the fair value of the notes payable, as well as cash flow and earnings. Based on the notes payable outstanding at October 1, 2005 and the current market condition, a one percent increase in the applicable interest rates would decrease the Company’s annual cash flow and pretax earnings by approximately $0.6 million. Conversely, a one percent decrease in the applicable interest rates would increase annual cash flow and pretax earnings by $0.6 million.

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

The Company is exposed to credit risk on accounts receivable through the ordinary course of business and the Company performs ongoing credit evaluations. Concentration of credit risk with respect to accounts receivable is limited due to the nature of our customer base (i.e., primarily Members). The Company currently believes its allowance for doubtful accounts is sufficient to cover customer credit risks.

Item 8.    FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Report of Independent Registered Public Accounting Firm

To the Shareholders and Board of Directors

Unified Western Grocers, Inc.

We have audited the accompanying consolidated balance sheets of Unified Western Grocers, Inc. and subsidiaries (the “Company”) as of October 1, 2005 and October 2, 2004 and the related consolidated statements of earnings and comprehensive earnings, shareholders’ equity and cash flows for each of the three years in the period ended October 1, 2005. Our audits also included the financial statement schedule listed on page 111. These financial statements and the financial statement schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements and the financial statement schedule based on our audits.

We conducted our audits in accordance with standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audits included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of Unified Western Grocers, Inc. and subsidiaries as of October 1, 2005 and October 2, 2004 and the results of their operations and their cash flows for each of the three years in the period ended October 1, 2005, in conformity with accounting principles generally accepted in the United States of America. Also, in our opinion, such financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly in all material respects the information set forth therein.

/S/    DELOITTE & TOUCHE LLP

Los Angeles, California

December 20, 2005

Unified Western Grocers, Inc. and Subsidiaries

Consolidated Balance Sheets

(dollars in thousands)

	October 1, 2005	October 2, 2004
Assets

Current Assets:
Cash and cash equivalents (including $0.3 million and $3.1 million held at a variable interest entity at October 1, 2005 and October 2, 2004, respectively)	$17,437	$43,443
Accounts and current portion of notes receivable, net of allowances of $2.5 million and $2.1 million at October 1, 2005 and October 2, 2004, respectively	145,279	140,769
Inventories	193,157	191,045
Prepaid expenses	6,948	7,696
Deferred income taxes	12,408	11,874

Total current assets	375,229	394,827
Properties, net	177,946	181,033
Investments	78,604	66,375
Notes receivable, less current portion and net of allowances of $0.9 million and $0.8 million at October 1, 2005 and October 2, 2004, respectively	9,584	14,285
Goodwill	27,982	28,732
Other assets, net	38,704	36,381

Total Assets	$708,049	$721,633

Liabilities and Shareholders’ Equity

Current Liabilities:
Accounts payable	$156,754	$149,615
Accrued liabilities	118,030	123,324
Current portion of notes payable	10,826	9,639
Patrons’ excess deposits and declared patronage dividends	13,432	12,947
Net liabilities of discontinued operations	805	921

Total current liabilities	299,847	296,446
Notes payable, less current portion	156,640	191,694
Long-term liabilities, other	97,483	97,648
Net liabilities of discontinued operations	750	739
Patrons’ deposits and certificates:
Patrons’ required deposits	10,367	12,786
Subordinated patronage dividend certificates	3,141	3,141
Commitments and contingencies

Shareholders’ equity:
Class A Shares: 500,000 shares authorized, 132,800 and 111,700 shares outstanding at October 1, 2005 and October 2, 2004, respectively	21,023	16,947
Class B Shares: 2,000,000 shares authorized, 505,757 and 524,474 shares outstanding at October 1, 2005 and October 2, 2004, respectively	81,913	81,586
Class E Shares: 2,000,000 shares authorized, 155,711 and 92,827 shares outstanding at October 1, 2005 and October 2, 2004, respectively	15,571	9,283
Retained earnings after elimination of accumulated deficit of $26,976 effective September 28, 2002	22,514	12,383
Receivable from sale of Class A Shares to members	(726)	(1,047)
Accumulated other comprehensive (loss) earnings	(474)	27

Total shareholders’ equity	139,821	119,179

Total Liabilities and Shareholders’ Equity	$708,049	$721,633

The accompanying notes are an integral part of these statements.

Unified Western Grocers, Inc. and Subsidiaries

Consolidated Statements of Earnings and Comprehensive Earnings

(dollars in thousands)

	October 1, 2005 (52 Weeks)	October 2, 2004 (53 Weeks)	September 27, 2003 (52 Weeks)
Net sales	$2,866,862	$3,039,953	$2,731,442
Cost of sales	2,575,936	2,737,957	2,446,479
Distribution, selling and administrative expenses	237,425	251,956	239,123

Operating income	53,501	50,040	45,840
Interest expense	(14,851)	(17,320)	(20,591)

Earnings before patronage dividends and income taxes	38,650	32,720	25,249
Patronage dividends	(21,404)	(20,742)	(16,612)

Earnings before income taxes	17,246	11,978	8,637
Income taxes	6,426	4,572	3,358

Net earnings	10,820	7,406	5,279

Other comprehensive earnings (loss), net of income taxes:
Unrealized holding (loss) gain on investments	(162)	278	(224)
Minimum pension liability adjustment	(339)	377	(404)

Comprehensive earnings	$10,319	$8,061	$4,651

The accompanying notes are an integral part of these statements.

Unified Western Grocers, Inc. and Subsidiaries

Consolidated Statements of Shareholders’ Equity

(dollars in thousands)

For the fiscal years ended October 1, 2005, October 2, 2004 and September 27, 2003	Class A		Class B		Class E		Retained Earnings (Accum- ulated Deficit)	Rece- ivable from sale of Class A Shares	Accumulated Other Comprehensive Earnings (Loss)	Total
	Shares	Amount	Shares	Amount	Shares	Amount
Balance, September 28, 2002	71,125	$10,771	478,909	$76,261	—	$—	$—	$—	$—	$87,032
Class A Shares issued	23,801	3,766								3,766
Class A Shares converted to Class B Shares	(900)	(142)	900	142						—
Class B Shares issued			29,657	4,821						4,821
Class B Shares converted to Class A Shares	7,599	1,202	(7,599)	(1,202)						—
Class E Shares issued					36,924	3,692				3,692
Net earnings							5,279			5,279
Receivable from sale of Class A Shares to members								(673)		(673)
Net unrealized loss on depreciation of investments (net of deferred tax benefit of $115)									(224)	(224)
Minimum pension liability adjustment (net of deferred tax benefit of $264)									(404)	(404)
Quasi-reorganization adjustments:
Reduction of pre quasi-reorganization income tax valuation allowance (Note 11)		571		3,841						4,412
Adjustment to pre quasi-reorganization discontinued operations reserves (net of deferred tax benefit of $2,962) (Note 2)		(770)		(5,180)						(5,950)
Other adjustments (net of deferred tax benefit of $182)		(50)		(312)						(362)

Balance, September 27, 2003	101,625	15,348	501,867	78,371	36,924	3,692	5,279	(673)	(628)	101,389
Class A Shares issued	28,114	4,586								4,586
Class A Shares converted to Class B Shares	(150)	(28)	150	28						—
Class A Shares redeemed	(24,875)	(3,936)					(301)			(4,237)
Class B Shares issued			29,637	5,172						5,172
Class B Shares converted to Class A Shares	6,986	1,104	(6,986)	(1,104)						—
Class B Shares redeemed			(194)	(36)			(1)			(37)
Class E Shares issued					55,903	5,591				5,591
Net earnings							7,406			7,406
Increase in receivable from sale of Class A Shares to members								(374)		(374)
Net unrealized gain on appreciation of investments (net of deferred tax liability of $144)									278	278
Minimum pension liability adjustment (net of deferred tax liability of $247)									377	377
Quasi-reorganization adjustments:
Adjustment to pre quasi-reorganization discontinued operations reserves (net of deferred tax benefit of $805) (Note 2)		(160)		(1,071)						(1,231)
Other adjustments (net of deferred tax liability of $134)		33		226						259

Balance, October 2, 2004	111,700	16,947	524,474	81,586	92,827	9,283	12,383	(1,047)	27	119,179
Class A Shares issued	25,495	4,375								4,375
Class A Shares redeemed	(9,300)	(1,484)					(103)			(1,587)
Class B Shares issued			27,730	5,427						5,427
Class B Shares converted to Class A Shares	4,905	848	(4,905)	(848)						—
Class B Shares redeemed			(33,743)	(5,291)			(586)			(5,877)
Class B Shares retired			(7,799)	(1,234)						(1,234)
Class E Shares issued					63,428	6,343				6,343
Class E Shares redeemed					(544)	(55)				(55)
Net earnings							10,820			10,820
Decrease in receivable due to payment for Class A Shares by members								321		321
Net unrealized loss on depreciation of investments (net of deferred tax benefit of $90)									(162)	(162)
Minimum pension liability adjustment (net of deferred tax benefit of $231)									(339)	(339)
Quasi-reorganization adjustments:
Adjustment to pre quasi-reorganization discontinued operations reserves (net of deferred tax benefit of $33) (Note 2)		(7)		(45)						(52)
Reduction of pre quasi-reorganization income tax valuation allowance (Note 11)		344		2,318						2,662

Balance, October 1, 2005	132,800	$21,023	505,757	$81,913	155,711	$15,571	$22,514	$(726)	$(474)	$139,821

The accompanying notes are an integral part of these statements.

Unified Western Grocers, Inc. and Subsidiaries

Consolidated Statements of Cash Flows

(dollars in thousands)

	October 1, 2005	October 2, 2004	September 27, 2003
Cash flows from operating activities:
Net earnings (loss)	$10,820	$7,406	$5,279
Adjustments to reconcile net earnings to net cash provided by operating activities:
Depreciation and amortization	24,181	28,921	26,350
Provision for doubtful accounts	712	1,462	2,689
Loss (gain) on sale of properties	112	—	(246)
Deferred income taxes	(5,935)	3,795	3,340
Purchases of trading securities	(8,946)	(1,199)	(1,345)
Proceeds from maturities or sales of trading securities	852	1,279	4,569
(Increase) decrease in assets:
Accounts receivable	(4,712)	6,798	30,559
Inventories	(2,112)	6,061	5,084
Prepaid expenses	748	(2,501)	1,329
Benefit plan assets	(7,480)	(3,487)	—
Interest rate collar agreement	—	—	(1,441)
Increase (decrease) in liabilities:
Accounts payable	7,139	(13,669)	(3,608)
Accrued liabilities	(3,108)	19,804	10,329
Long-term liabilities, other	7,767	7,043	6,470

Net cash provided by continuing operating activities	20,038	61,713	89,358

Net cash utilized by discontinued operating activities	(71)	(5,161)	(11,368)

Net cash provided by operating activities	19,967	56,552	77,990

Cash flows from investing activities:
Purchases of properties	(11,746)	(10,578)	(5,832)
Purchases of securities and other investments	(34,517)	(19,091)	(28,990)
Proceeds from maturities or sales of securities and other investments	30,136	10,983	23,445
Decrease in notes receivable	4,191	12,361	4,612
Proceeds from sales of properties	46	—	369
Increase in other assets	(5,496)	(8,971)	(3,881)

Net cash utilized by investing activities	(17,386)	(15,296)	(10,277)

Cash flows from financing activities:
Reduction of long-term notes payable	(24,240)	(31,045)	(46,530)
Reduction of short-term notes payable	(9,961)	(12,446)	(19,533)
Payment of deferred financing fees	(46)	(2,625)	(851)
Increase (decrease) in members’ excess deposits and declared patronage dividends	485	1,326	(3,361)
Redemption of patronage dividend certificates	—	—	(1,868)
Increase (decrease) in members’ required deposits	(3,772)	(1,211)	1,108
Decrease (increase) in receivable from sale of Class A Shares to members	321	(374)	(673)
Repurchase of shares from members	(7,519)	(4,274)	—
Issuance of shares to members	16,145	15,347	10,977

Net cash utilized by financing activities	(28,587)	(35,302)	(60,731)

Net (decrease) increase in cash and cash equivalents	(26,006)	5,954	6,982
Cash and cash equivalents at beginning of year	43,443	37,489	30,507

Cash and cash equivalents at end of year	$17,437	$43,443	$37,489

The accompanying notes are an integral part of these statements.

Unified Western Grocers, Inc. and Subsidiaries

Consolidated Statements of Cash Flows—(Continued)

(dollars in thousands)

	October 1, 2005	October 2, 2004	September 27, 2003
Supplemental disclosure of cash flow information:
Cash paid during the year for:
Interest	$13,347	$18,158	$21,554
Income taxes	$9,147	$777	$18

Supplemental disclosure of non-cash items:
Capital leases	—	—	$4,369
Conversion of patrons’ excess deposits, patronage certificates and Class B Shares to Class A Shares	$848	$1,104	$2,061
Conversion of patrons’ excess deposits and patronage certificates to Class B Shares	—	—	$439
Conversion of Class A Shares to Class B Shares	—	$28	$142
Retirement of Class B Shares	$1,234	—	—
Reduction in purchase accounting reserve against goodwill	$750	$857	$560
Recognition of defined benefit intangible asset	$(256)	$(241)	$1,959
Reduction of pre quasi-reorganization income tax valuation allowance	$2,662	—	$4,412
Adjustment to pre quasi-reorganization discontinued operations and lease reserves, net of deferred tax benefit of $33 and $805 as of October 1, 2005 and October 2, 2004, respectively	$52	$1,231	$5,950
Other quasi-reorganization adjustments, net of deferred tax provision (benefit) of $0 and $134 as of October 1, 2005 and October 2, 2004, respectively	—	$259	$362

The accompanying notes are an integral part of these statements.

Unified Western Grocers, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

Fiscal Years Ended October 1, 2005, October 2, 2004 and September 27, 2003

1.    Basis of Presentation and Summary of Significant Accounting Policies

Nature of Business.    Unified Western Grocers, Inc. (“Unified” or the “Company”) is a retailer-owned grocery wholesale cooperative serving supermarket operators located primarily in the western United States and in the South Pacific. The Company’s customers range in size from single store operators to multiple store chains. The Company sells a wide variety of grocery-related and general merchandise products to its customers, who include owners (“Members”) and non-owners (“non-members”). Unified and its subsidiaries also provide financing and insurance services to its customers. The availability of specific products and services may vary by geographic region. Members affiliated with directors of the Company purchase groceries and related products and services from the Company in the ordinary course of business pursuant to published terms or according to the provisions of individually negotiated supply agreements.

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

Fiscal Year End.    The Company’s fiscal year ends on the Saturday nearest September 30. Fiscal 2005 comprised 52 weeks, fiscal 2004 comprised 53 weeks and fiscal 2003 comprised 52 weeks.

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

Depreciation.    Depreciation is computed using the straight-line method over the estimated useful lives of the assets, which range from 2 to 40 years as follows: buildings (10 – 40 years), computer equipment and software (2 – 5 years), machinery and equipment (2 – 10 years) and furniture and fixtures (5 – 10 years). Leasehold improvements and equipment under capital leases are amortized on a straight-line basis over the shorter of the remaining lease term or their estimated useful lives. Expenditures for replacements or major improvements are capitalized; expenditures for normal maintenance and repairs are charged to operations as incurred. Upon the sale or retirement of properties, the cost and accumulated depreciation are removed from the accounts, and any gain or loss is included in the results of operations.

Investments.    The Company has classified its investments in mandatorily redeemable preferred stock as held to maturity securities based on the Company’s positive intent and ability to hold those securities. Held to maturity securities are carried at cost, adjusted for amortization of premiums and accretion of discounts to maturity. Convertible corporate securities are classified as trading and carried at fair market value with any changes recorded in net earnings (loss). Equity securities and other fixed maturity securities are classified as investments available for sale. Unrealized gains and losses, net of taxes, on available for sale investments are recorded as a separate component of accumulated other comprehensive earnings (loss) unless impairment is determined to be other-than-temporary.

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

Upon the Company’s adoption of SFAS No. 142, the amortization of goodwill, including goodwill recorded in past transactions, ceased. Also, in conjunction with its adoption of SFAS No. 142, the Company completed an initial impairment review of its goodwill (reported entirely within the Wholesale Distribution segment) and found no impairment. The Company evaluates goodwill for impairment in the third quarter of each fiscal year. In addition to the annual impairment test required under SFAS No. 142, during fiscal 2005 and 2004, the Company assessed whether events or circumstances occurred that potentially indicate that the carrying amount of these assets may not be recoverable. The Company concluded that there were no such events or changes in circumstances during 2005 and 2004 and determined that the fair value of the Company’s reporting units was in excess of its carrying value as of October 1, 2005 and October 2, 2004. Consequently, no impairment charges were recorded in fiscal 2005 and 2004. The $0.75 million reduction in goodwill for the fiscal year ending October 1, 2005, occurred primarily due to the expiration of various leases acquired as a result of the Company’s merger with United Grocers, Inc. (see Note 7), and accordingly, the remaining balance of lease loss reserves established at the time of the merger no longer required were reclassified as a reduction of goodwill.

Unified Western Grocers, Inc. and Subsidiaries

Notes to Consolidated Financial Statements—(Continued)

Intangible assets are recorded at cost, less accumulated amortization. Amortization of intangible assets with finite lives as of October 1, 2005 is provided over their estimated useful lives ranging from 23 to 85 months on a straight-line basis. As of October 1, 2005 and October 2, 2004, balances of intangible assets with finite lives and goodwill, net of accumulated amortization, were as follows:

(dollars in thousands)
October 1, 2005	Amortization Period	Historical Cost	Accumulated Amortization	Net
Intangible assets subject to amortization:
Customer contracts	23 – 85 months	$2,600	$1,442	$1,158

Intangible assets not subject to amortization:
Goodwill				$27,982

(dollars in thousands)
October 2, 2004	Amortization Period	Historical Cost	Accumulated Amortization	Net
Intangible assets subject to amortization:
Customer contracts	7 – 97 months	$3,341	$1,780	$1,561

Intangible assets not subject to amortization:
Goodwill				$28,732

Capitalized Software Costs.    The Company capitalizes costs associated with the development of software for internal use pursuant to Statement of Position (“SOP”) 98-1, “Accounting for the Costs of Computer Software Developed or Obtained for Internal Use,” and amortizes the costs over a 3 or 4-year period. These costs, net of accumulated amortization of $43.7 million and $35.7 million, were $5.1 million and $11.1 million at October 1, 2005 and October 2, 2004, respectively and are included in other assets in the consolidated balance sheets. Costs incurred in the planning, training and post-implementation activities are expensed as incurred.

Long-Lived Assets.    The Company reviews long-lived assets for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Recoverability of assets to be held and used is measured by a comparison of the carrying amount of an asset to expected future cash flows generated by the asset. If the carrying amount of an asset exceeds its estimated undiscounted future cash flows, the carrying amount is compared to fair value and an impairment charge is recognized to the extent of the difference. On a quarterly basis, the Company assesses whether events or changes in circumstances have occurred that potentially indicate the carrying amount of long-lived assets may not be recoverable. The Company concluded that there were no such events or changes in circumstances during fiscal 2005, 2004 and 2003.

Lease and Loan Guarantees.    The Company evaluates lease and loan guarantees pursuant to Financial Accounting Standards Board Interpretation (“FIN”) No. 45, “Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others.” Guarantees meeting the characteristics described in the interpretation are initially recorded at fair value. The Company is contingently liable for certain leases and loans guaranteed for certain Members (See Note 10 and Note 20).

Income Taxes.    Unified operates primarily as a grocery wholesaler serving independent supermarket operators. In addition, the Company has several wholly owned subsidiaries providing support services to its customers. These services are provided on a non-patronage basis and any earnings from these activities are taxable. In addition, the Company conducts wholesale business with non-member customers on a non-patronage basis and such earnings are retained by the Company and are taxable. The earnings of the Company’s subsidiaries and the business conducted with non-member customers are collectively referred to as “non-patronage business.” Otherwise, the Company principally operates as a non-exempt cooperative owned by the Members for income tax purposes. Earnings from business (other than non-patronage business) conducted with its Members are distributed to its Members in the form of patronage dividends. This allows the Company to deduct, for federal and state income tax purposes, the patronage dividends paid to Members made in the form of qualified written notices of allocation based on their proportionate share of business done with the cooperative.

Unified Western Grocers, Inc. and Subsidiaries

Notes to Consolidated Financial Statements—(Continued)

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

Unified makes limited use of derivative instruments, primarily to manage the risks associated with interest rates of its debt agreements. At October 1, 2005 and October 2, 2004, the Company held no derivative instruments.

Revenue Recognition.    The Company recognizes revenue in accordance with GAAP and with Securities and Exchange Commission (“SEC”) issued Staff Accounting Bulletin No. 104, “Revenue Recognition” which clarifies certain existing accounting principles for the timing of revenue recognition and classification of revenues in the financial statements. Revenue is recognized when persuasive evidence of an arrangement exists, delivery has occurred, the price is fixed or determinable, and collectibility is reasonably assured. Revenue generated from the Company’s wholesale distribution segment is not recognized until title and risk of loss is transferred to the customer, which occur upon delivery of the products. Provisions for discounts, rebates to customers, and returns are provided for at the time the related sales are recorded, and are reflected as a reduction of sales. Service revenues are recognized when such services have been rendered.

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

Unified Western Grocers, Inc. and Subsidiaries

Notes to Consolidated Financial Statements—(Continued)

Certain discounts and allowances negotiated by the Company on behalf of its Members were required to be reclassified upon adoption of EITF Issue No. 03-10, “Application of Issue No. 02-16 by Resellers to Sales Incentives Offered to Consumers by Manufacturers” (“EITF No. 03-10”) in fiscal 2003. Accordingly, for the years ended October 1, 2005 and October 2, 2004, $93.9 million and $86.6 million, respectively, of such discounts and allowances were classified as a reduction in cost of sales, and for the year ended September 27, 2003, $87.6 million of such consideration was reclassified as a reduction in cost of sales with a corresponding reduction in net sales. In addition, for the years ended October 1, 2005 and October 2, 2004, $0.8 million and $0.6 million, respectively, were classified as a reduction in distribution, selling and administrative expenses, and for the year ended September 27, 2003, $0.7 million was reclassified as a reduction in distribution, selling and administrative expenses with a corresponding increase in cost of sales. The application of EITF No. 03-10 had no effect on net earnings.

Shipping and Handling Costs.    Costs for shipping and handling are included as a component of distribution, selling and administrative expenses. Shipping and handling costs were $192.1 million, $205.9 million and $189.8 million for the fiscal years ended October 1, 2005, October 2, 2004 and September 27, 2003, respectively.

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

Comprehensive Earnings (Loss).    Comprehensive earnings (loss) are net earnings, plus certain other items that are recorded by the Company directly to accumulated other comprehensive earnings (loss), bypassing net earnings. The balance and current period change for each component of comprehensive earnings (loss), net of taxes, are summarized as follows:

(dollars in thousands)
	Net Unrealized Gain (Loss) on Appreciation (Depreciation) of Investments	Minimum Pension Liability Adjustment
Balance, September 28, 2002	—	—
Current period (charge)	(224)	(404)

Balance, September 27, 2003	(224)	(404)
Current period credit	278	377

Balance, October 2, 2004	54	(27)
Current period (charge)	(162)	(339)

Balance, October 1, 2005	$(108)	$(366)

The components of the change in net unrealized gains (losses) on investments, net of taxes, are as follows:

(dollars in thousands)
	October 1, 2005	October 2, 2004	September 27, 2003
Unrealized holding gains (losses) arising during the period	$(172)	$271	$(201)
Add reclassification adjustment for gains (losses) included in net earnings	10	7	(23)

Net unrealized holding gains (losses)	$(162)	$278	$(224)

Reclassifications.    Certain amounts in the prior years’ consolidated financial statements have been reclassified to conform to the current year’s presentation. The Company’s banking arrangements allow the Company to fund outstanding checks when presented to the financial institution for payment. This cash management practice frequently results in total issued checks exceeding available cash balances at a single financial institution. The

Unified Western Grocers, Inc. and Subsidiaries

Notes to Consolidated Financial Statements—(Continued)

Company’s policy is to record its cash disbursement accounts with a cash book overdraft in accounts payable. Prior to fiscal 2005, the Company reported these balances in accounts payable net of cash maintained in separate accounts. The consolidated balance sheet for the period ended October 2, 2004 and statements of cash flows for the periods ended October 2, 2004 and September 27, 2003, respectively, have been reclassified to conform to this presentation. Net earnings were not impacted by this change. At October 1, 2005 and October 2, 2004, the Company had book overdrafts of $47.7 million and $40.0 million, respectively, classified in accounts payable.

Recently Issued Pronouncements

In November 2005, the Financial Accounting Standards Board (“FASB”) issued Staff Position Nos. FAS 115-1 and FAS 124-1, “The Meaning of Other-Than-Temporary Impairment and Its Application to Certain Investments” (“FAS 115-1” and “FAS 124-1”). FAS 115-1 and FAS 124-1 address determining when an investment is considered impaired and whether that impairment is other-than-temporary, and measuring impairment loss as well as addressing the accounting after an entity recognized an other-than-temporary impairment. Certain disclosures about unrealized losses that the entity did not recognize as other-than-temporary impairments are also addressed. FAS 115-1 and FAS 124-1 are effective for periods beginning after December 15, 2005. The Company will be adopting this pronouncement beginning with its fiscal year 2006. The Company does not currently believe that the adoption of FAS 115-1 and FAS 124-1 will have a significant impact on its financial condition and results of operations.

In October 2005, the FASB issued FASB Staff Position No. 13-1, “Accounting for Rental Costs Incurred During a Construction Period” (“FSP No. 13-1”), which requires rental costs associated with ground or building operating leases that are incurred during a construction period to be recognized as rental expense. FSP No. 13-1 is effective for periods beginning after December 15, 2005. The Company will be adopting this pronouncement beginning with its fiscal year 2006. The Company does not currently believe that the adoption of FSP No. 13-1 will have a significant impact on its financial condition and results of operations.

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

In March 2005, the FASB issued FASB Interpretation No. 47 (“FIN 47”), “Accounting for Conditional Asset Retirement Obligations—an Interpretation of FASB Statement No. 143, “Accounting for Asset Retirement Obligations.” FIN 47 clarifies that the term conditional asset retirement obligation (“CARO”) as used in FASB Statement No. 143, “Accounting for Asset Retirement Obligations” (“SFAS No. 143”), refers to a legal obligation to perform an asset retirement activity in which the timing and (or) method of settlement are conditional on a future event that may or may not be within the control of the entity. The obligation to perform the asset retirement activity is unconditional even though uncertainty exists about the timing and (or) method of settlement. Therefore, an entity is required to recognize a liability for the fair value of a CARO when that obligation is incurred (generally upon acquisition, construction, or development and (or) through the normal operation of the asset), if the liability’s fair value can be reasonably estimated. Any uncertainty surrounding the timing and method of settlement that is conditional on the occurrence of a future event should be factored into the measurement of the liability, not the timing of its recognition. If sufficient information is not available at the time the liability is incurred, paragraph 3 of SFAS No. 143 requires a liability to be recognized initially in the period in which sufficient information becomes available to estimate its fair value. The provisions of FIN 47 are effective no later than fiscal years ending after December 15, 2005. Retrospective application of interim financial information is permitted but is not required. The Company is currently assessing the impact of FIN 47 on its results of operations and financial condition.

In December 2004, the FASB issued SFAS No. 153, “Exchanges of Nonmonetary Assets, an amendment of APB Opinion No. 29, Accounting for Nonmonetary Transactions” (“SFAS No. 153”). Previously, APB Opinion No. 29

Unified Western Grocers, Inc. and Subsidiaries

Notes to Consolidated Financial Statements—(Continued)

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

On October 13, 2004, the FASB ratified the consensus reached by the EITF with respect to EITF Issue No. 04-10, “Determining Whether to Aggregate Operating Segments That Do Not Meet the Quantitative Thresholds” (“EITF No. 04-10”). EITF No. 04-10 clarified that operating segments can be aggregated only if aggregation is consistent with the objective and basic principles of FASB SFAS No. 131, “Disclosures about Segments of an Enterprise and Related Information” (“SFAS No. 131”), the segments have similar economic characteristics, and the segments share a majority of the aggregation criteria listed in paragraph 17 of SFAS No. 131 (i.e., similarity in the nature of the products and services, the production processes, the type or class of customers for their products and services, and if applicable the nature of the regulatory environment). Paragraph 19 of SFAS No. 131 permits an entity to combine information about segments, which individually do not meet the quantitative thresholds in paragraph 18 of SFAS No. 131 to produce a reportable segment, only if the segments share a majority of the aggregation criteria identified above. Although the FASB ratified the consensus in EITF No. 04-10, the FASB issued proposed FASB Staff Position No. 131-a (“FSP 131-a”) in March 2005 to provide supplemental guidance in determining whether two or more operating segments have similar economic characteristics under paragraph 17 of SFAS No. 131. The EITF agreed to delay the effective date of the consensus to coincide with that of the related FSP and delayed the effective date pending the issuance of the final FSP 131-a. In May 2005, the FASB decided not to issue FSP 131-a. Accordingly, in June 2005, the EITF agreed to change the effective date of Issue No. 04-10 and determined the consensus should be effective for fiscal years ending after September 15, 2005. Additionally, the EITF determined that corresponding information for earlier periods, including interim periods, should be restated unless it is impractical to do so. The FASB ratified this change in June 2005. The Company has determined that EITF No. 04-10 does not have any impact on its currently reportable segments.

In November 2004, the FASB issued SFAS No. 151, “Inventory Costs, an amendment of ARB No. 43, Chapter 4” (“SFAS No. 151”), which amends the guidance in Accounting Research Bulletin (“ARB”) No. 43, Chapter 4,

Unified Western Grocers, Inc. and Subsidiaries

Notes to Consolidated Financial Statements—(Continued)

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

On March 31, 2004, the FASB ratified the consensus reached by the Task Force on EITF Issue No. 03-1, “The Meaning of Other-Than-Temporary Impairment and Its Application to Certain Investments” (“EITF No. 03-1”). EITF No. 03-1 provides guidance for determining whether certain investment securities are impaired, and requires certain additional disclosures about unrealized losses that have not been recognized as other-than-temporary impairments. The recognition provisions of this standard have been deferred. The Company has included the disclosures required by EITF No. 03-1 (see Note 6).

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

In January 2003, the FASB issued FIN 46, “Consolidation of Variable Interest Entities—an Interpretation of ARB No. 51, Consolidated Financial Statements.” This interpretation addresses consolidation by business enterprises of entities in which equity investors do not have the characteristics of a controlling financial interest or do not have sufficient equity at risk for the entity to finance its activities without additional subordinated financial support from other parties. Variable interest entities are required to be consolidated by their primary beneficiaries if they do not effectively disperse risks among the parties involved. The primary beneficiary of a variable interest entity is the party that absorbs a majority of the entity’s expected losses or receives a majority of its expected residual returns. In December 2003, the FASB amended FIN 46, now referred to as FIN 46 Revised (“FIN 46R”). The requirements of FIN 46R became effective no later than the end of the first reporting period that ends after March 15, 2004. Additionally, certain new disclosure requirements apply to all financial statements issued after December 31, 2003. During the quarter ended December 27, 2003, the Company became involved with a variable interest entity. The Company has consolidated the variable interest entity (see Note 4).

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

Unified Western Grocers, Inc. and Subsidiaries

Notes to Consolidated Financial Statements—(Continued)

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

Net liabilities of discontinued operations (primarily lease loss reserves) included in the consolidated balance sheets include $0.8 million and $0.9 million of current accrued liabilities and $0.8 million and $0.7 million of long-term accrued liabilities as of October 1, 2005 and October 2, 2004, respectively.

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

During fiscal 2005, the Company continued to settle amounts previously reserved totaling $0.1 million.

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

Unified Western Grocers, Inc. and Subsidiaries

Notes to Consolidated Financial Statements—(Continued)

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

At October 1, 2005, the Company remains contingently liable for the lease payments on nine store locations. The net present value of the Company’s currently estimated obligation for the remaining leasehold and sub-leasehold interests for the nine stores totaled approximately $3.0 million and $4.0 million at October 1, 2005 and October 2, 2004, respectively, with the last lease expiring in 2019. The Company’s maximum loss exposure related to these leases is $30.7 million at October 1, 2005.

Although the Company has no ownership interest in the unrelated third party that assumed the leasehold and sub-leasehold interests from the Company, that third party is considered a variable interest entity pursuant to FIN 46R. Because the primary investor in the variable interest entity currently does not have sufficient equity at risk, the Company is considered the primary beneficiary. Accordingly, the Company is required to consolidate the assets, liabilities and non-controlling interests of the variable interest entity, as well as the results of operations. At October 1, 2005 and October 2, 2004, the Company consolidated the variable interest entity’s accounts, including total assets of $1.5 million and $4.0 million, respectively. These assets are comprised primarily of $0.3 and $3.1 million in cash, $0.4 and $0.4 million in properties and $0.8 and $0.5 million in other assets, respectively, to be used in the development of the properties and for payment of lease obligations, with lease reserves of approximately $3.0 and $4.0 million for fiscal 2005 and fiscal 2004, respectively.

5.    Properties

Properties, stated at cost (except for certain assets which were adjusted to fair value in connection with the quasi-reorganization), consisted of the following:

(dollars in thousands)
	October 1, 2005	October 2, 2004
Land	$59,476	$59,476
Buildings and leasehold improvements	102,094	100,485
Equipment	61,643	48,764
Equipment under capital leases	770	4,369

	223,983	213,094
Less accumulated depreciation and amortization	46,037	32,061

	$177,946	$181,033

Consolidated depreciation and amortization expense related to properties was $14.7 million, $16.3 million and $16.5 million for the years ended October 1, 2005, October 2, 2004 and September 27, 2003, respectively.

Included in accumulated amortization at October 1, 2005 and October 2, 2004 is approximately $0.5 million and $4.3 million, respectively, related to capital leases. Amortization expense related to capital leases aggregated $0.5, $2.2 and $1.5 million for the years ended October 1, 2005, October 2, 2004 and September 27, 2003, respectively.

Unified Western Grocers, Inc. and Subsidiaries

Notes to Consolidated Financial Statements—(Continued)

6.    Investments

The amortized cost and fair value of investments are as follows:

(dollars in thousands)
October 1, 2005	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Available for sale and held to maturity securities:
Fixed maturity securities:
Available for sale:
U.S. Treasury securities and obligations of U.S. government corporations and agencies	$34,291	$181	$(822)	$33,650
Corporate securities	14,108	374	(192)	14,290

	48,399	555	(1,014)	47,940
Held to maturity:
Mandatorily redeemable preferred stock	8,307	—	—	8,307

	8,307	—	—	8,307

Total fixed maturity securities	56,706	555	(1,014)	56,247
Equity securities:
Available for sale:
Redeemable preferred stock	2,833	347	(50)	3,130

Total available for sale and held to maturity securities	$59,539	$902	$(1,064)	59,377

Trading securities:
Convertible corporate securities				9,843
Common stock, at cost				9,384

Total Investments				$78,604

(dollars in thousands)
October 2, 2004	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Available for sale and held to maturity securities:
Fixed maturity securities:
Available for sale:
U.S. Treasury securities and obligations of U.S. government corporations and agencies	$27,977	$3	$(214)	$27,766
Corporate securities	15,984	201	(96)	16,089

	43,961	204	(310)	43,855
Held to maturity:
Mandatorily redeemable preferred stock	8,130	—	—	8,130

	8,130	—	—	8,130

Total fixed maturity securities	52,091	204	(310)	51,985
Equity securities:
Available for sale:
Redeemable preferred stock	1,644	235	(49)	1,830

Total available for sale and held to maturity securities	$53,735	$439	$(359)	53,815

Trading securities:
Convertible corporate securities				1,937
Common stock, at cost				10,623

Total Investments				$66,375

Unified Western Grocers, Inc. and Subsidiaries

Notes to Consolidated Financial Statements—(Continued)

During the fiscal years ended October 1, 2005, October 2, 2004 and September 27, 2003, the Company recorded losses of $0.6 million and $0.2 million and gains of $0.4 million, respectively, due to changes in the fair value of the convertible corporate securities, which are classified as trading securities.

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

Unrealized losses on the Company’s investments in fixed income securities were caused by interest rate increases and not credit quality. Because the Company’s insurance subsidiaries have the ability and intent to hold these investments until recovery of fair value, which may be upon maturity, the Company does not consider these investments to be other-than-temporarily impaired at October 1, 2005.

The table below illustrates the length of time securities, not deemed to be other-than-temporarily impaired, have been in a continuous unrealized loss position at October 1, 2005:

(dollars in thousands)
	Less than 12 Months		12 Months or Greater		Total
Description of Securities	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
U.S. Treasury securities and U.S. Government obligations	$12,067	$108	$3,162	$76	$15,229	$184
Federal agency mortgage-backed securities	16,223	174	2,198	56	18,421	230
Corporate bonds	12,630	148	1,660	44	14,290	192
Marketable equity securities	3,002	23	128	27	3,130	50

Total Investments	$43,922	$453	$7,148	$203	$51,070	$656

Held to maturity and available for sale fixed maturity securities are due as follows:

(dollars in thousands)
October 1, 2005	Amortized Cost	Fair Value
Due in one year or less	$—	$—
Due after one year through five years	15,067	14,861
Due after five years through ten years	18,872	18,606
Due after ten years	22,768	22,780

	$56,707	$56,247

October 2, 2004	Amortized Cost	Fair Value
Due in one year or less	$—	$—
Due after one year through five years	14,190	14,164
Due after five years through ten years	11,746	11,756
Due after ten years	26,155	26,065

	$52,091	$51,985

Expected maturities will differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties. Mortgage-backed securities are shown as being due at their average expected maturity dates.

Unified Western Grocers, Inc. and Subsidiaries

Notes to Consolidated Financial Statements—(Continued)

Net investment income (loss) is summarized as follows:

(dollars in thousands)
	Years Ended
	October 1, 2005	October 2, 2004	September 27, 2003
Fixed maturity securities	$2,788	$1,958	$2,104
Preferred stock	138	170	(9)
Equity securities	26	—	—
Cash and cash equivalents	172	150	112

	3,124	2,278	2,207
Less investment expenses	315	270	226

	$2,809	$2,008	$1,981

Investments carried at fair values of $55.3 million and $47.5 million at October 1, 2005 and October 2, 2004, respectively, are on deposit with regulatory authorities in compliance with statutory insurance regulations. Equity securities that do not have readily determinable fair values are accounted for using the cost or equity methods of accounting. The Company evaluated its investments in equity securities for impairment as of October 1, 2005 and October 2, 2004, and the Company did not consider any of these equity securities to be impaired.

The Company held investments in Western Family Holding Company (“Western Family”) common stock of $5.3 million at October 1, 2005 and October 2, 2004. Western Family is a cooperative located in Oregon from which the Company purchases food and related general merchandise products. The investment represents approximately a 17% ownership interest at October 1, 2005 and October 2, 2004. The Company’s ownership percentage in Western Family is based, in part, on the volume of purchases transacted with Western Family. During fiscal 2004, the Company received a return of invested capital resulting from Western Family’s recalculation of its members’ ownership percentage in the cooperative based on purchase volume. The investment is accounted for using the equity method of accounting.

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

During the second quarter of fiscal 2004, the Company and an unrelated third party lender approved a change in the capital structure of C&K. In connection with the recapitalization, the Company exchanged its 80,000 Series A-1 Preferred Shares valued at $8.0 million and deferred dividends of approximately $1.5 million with respect to such shares for 95,000 shares of Series A-2 Preferred Shares. The Series A-2 Preferred Shares have an 8% cumulative dividend rate, with cash dividend payments payable quarterly that began in May 2004, subject to applicable loan agreements. The dividend rate will be adjusted on December 31, 2008 to the greater of 8% or the then current five-year U.S. Treasury Bill rate plus 5%. The original carrying value of the Series A-2 Preferred Shares was $8.0 million and will accrete to the redemption value of $9.5 million over 10 years. The carrying value of the Series A-2 Preferred Shares was $8.3 million and $8.1 million at October 1, 2005 and October 2, 2004, respectively. Separately, the Company also executed a new ten-year supply agreement with C&K. The Series A-2 Preferred Shares are eligible for redemption, at the Company’s option in an amount of up to 19,000 shares per year,

Unified Western Grocers, Inc. and Subsidiaries

Notes to Consolidated Financial Statements—(Continued)

beginning in December 2009 and concluding in December 2013. The controlling shareholders of C&K have provided the Company with personal guarantees with respect to the redemption of preferred shares and the payment of dividends. The Company received scheduled cash dividends of $0.8 million during the fiscal year 2005 and $0.4 million during the third and fourth fiscal quarters of 2004.

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

(dollars in thousands)
Balance at September 28, 2002	$(3,362)
Charges to the reserve	115
Charges to earnings	(285)
Adjustments to the reserve	560

Balance at September 27, 2003	(2,972)
Charges to the reserve	830
Charges to earnings	(218)
Adjustments to the reserve	666

Balance at October 2, 2004	(1,694)
Charges to the reserve	483
Charges to earnings	(50)
Adjustments to the reserve	1,261

Balance at October 1, 2005	$—

In fiscal 2003, the Company received sublease income for two facilities for which lease reserves were initially established at the time of the Merger. In fiscal 2004, the Company reversed excess purchase accounting reserves for two other locations whose leases were terminated through buy-out arrangements with the respective landlords, resulting in a reduction of goodwill. In addition, the Company received sublease income for one facility for which the lease reserve was initially established at the time of the Merger. As a result, this reserve was no longer needed and was reversed, resulting in a reduction of goodwill. In fiscal 2005, the Company negotiated a buy-out agreement for one location and mitigated previously anticipated repair expenses for a second location. All of the remaining lease liabilities expired in fiscal 2005.

8.    Accrued Liabilities

Accrued liabilities are summarized as follows:

(dollars in thousands)
	October 1, 2005	October 2, 2004
Insurance loss reserves and other insurance liabilities	$75,829	$77,841
Accrued wages and related taxes	19,211	19,265
Accrued income and other taxes payable	4,622	3,732
Accrued promotional liabilities	2,329	3,063
Other accrued liabilities	16,039	19,423

	$118,030	$123,324

Unified Western Grocers, Inc. and Subsidiaries

Notes to Consolidated Financial Statements—(Continued)

9.    Notes Payable

The Company’s notes payable and scheduled maturities are summarized as follows:

(dollars in thousands)
	October 1, 2005	October 2, 2004
Senior secured notes expiring October 1, 2009, payable monthly, interest only (interest rate of 8.71% at October 1, 2005 and October 2, 2004, $40.0 million due October 1, 2009) and April 1, 2008, (interest rate of 7.72% at October 1, 2005 and October 2, 2004) approximately $865 principal and interest payable monthly through April 1, 2008, with the remaining $36.0 million due April 1, 2008	$92,459	$98,393
Notes to banks under secured revolving credit agreement expiring December 5, 2007, interest rate at the lender’s base rate plus 0.00% at October 1, 2005 and 0.25% at October 2, 2004, or adjusted LIBOR (3.97% plus 1.25% at October 1, 2005 and 1.34% plus 1.50% at October 2, 2004)	64,000	88,000
Secured borrowings to banks, collateralized by member loans receivable, repayment based on terms of underlying collateral	305	765
Redemption subordinated notes, payable in twenty quarterly installments plus interest at 6.0%, maturity dates through October 2005	61	751
Capital investment notes (subordinated), interest at 5.0%, maturity dates through 2007	10,365	12,616
Obligations under capital leases	276	808

Total notes payable	167,466	201,333
Less portion due within one year	10,826	9,639

	$156,640	$191,694

Maturities of notes payable as of October 1, 2005 are:

(dollars in thousands)
Fiscal year
2006	$10,826
2007	13,455
2008	102,956
2009	229
2010	40,000
Thereafter	—

$167,466

The Company had a total of $92.5 million and $98.4 million outstanding in senior secured notes to certain insurance companies and pension funds under a note purchase agreement dated September 29, 1999 (as amended, the “Senior Note Agreement”) at October 1, 2005 and October 2, 2004, respectively. The Senior Note Agreement is secured by certain real property and buildings owned by the Company. During fiscal 2004, the interest rate on these notes was reduced 25 basis points as a result of the Company achieving improved performance in fiscal 2003.

In addition, the Company has a $225.0 million secured revolving credit facility (“Revolving Credit Agreement”) with a group of banks for which Harris Trust and Savings Bank is serving as Administrative Agent. The Revolving Credit Agreement expires on December 5, 2007 and bears interest at either LIBOR plus an applicable margin (1.00% to 2.00%), or the lender’s base rate plus an applicable margin (0.00% to 0.75%). In each case, the applicable margin is based on the ratio of funded debt to operating cash flow. The Revolving Credit Agreement permits advances of up to 85% of eligible accounts receivable and 65% of eligible inventories. The Revolving Credit Agreement is

Unified Western Grocers, Inc. and Subsidiaries

Notes to Consolidated Financial Statements—(Continued)

collateralized by the accounts receivable and inventories of the Company and certain subsidiaries. The Company had $64.0 million and $88.0 million outstanding under the Revolving Credit Agreement at October 1, 2005 and October 2, 2004, respectively.

The Revolving Credit Agreement and the Senior Note Agreement as amended each contain customary representations, warranties, financial covenants, default and pre-payment provisions for these types of financing. Obligations under these credit agreements are senior to the rights of Members with respect to required deposits, patronage dividend certificates and subordinated notes. Both the Revolving Credit Agreement and the Senior Note Agreement limit the incurrence of additional funded debt and the incurrence of liens except permitted liens. Examples of default conditions include the failure to pay an installment of principal or interest under the agreements, the making of false representations and warranties, and non-compliance with one or more financial covenants (minimum tangible net worth, fixed charge coverage ratio and funded debt to earnings before interest, income taxes, depreciation, amortization and patronage dividends, “EBITDAP”). The Revolving Credit Agreement and the Senior Note Agreement both limit distributions to shareholders (including the repurchase of shares) to designated permitted redemptions, and prohibit all distributions and payments on patronage dividend certificates (“Patronage Certificates”) when an event of default has occurred and is continuing. In the event the Company is not in compliance with the financial covenants of the Revolving Credit Agreement and the Senior Note Agreement, the continued availability of loan funds or the terms upon which such loans would be available could be negatively impacted, and the impact to the Company could be material. As of October 1, 2005, the Company was in compliance with all applicable covenants of its Revolving Credit Agreement and Senior Note Agreement.

A $10.0 million credit agreement with a third party bank is collateralized by Grocers Capital Company’s (“GCC”) Member loan receivables. GCC is a wholly owned subsidiary of the Company whose primary function is to provide financing to Members who meet certain credit requirements. Funding for loans is derived from the cash reserves of GCC, as well as the $10.0 million credit facility. The credit agreement, which was amended and restated, matures on June 9, 2007. Amounts advanced under the credit agreement bear interest at prime (6.75% and 4.75%) or Eurodollar (4.05% and 2.01%) plus 2.25% at October 1, 2005 and October 2, 2004, respectively. The unused portion of the credit line is subject to a commitment fee of 0.125%. The applicable rate is determined at the Company’s discretion. GCC had no borrowings outstanding at October 1, 2005 or October 2, 2005.

Member loan receivables are periodically sold by GCC to the third party bank through a loan purchase agreement. This loan purchase agreement, which was amended and restated, matures on June 9, 2007. Total loan purchases under the agreement are limited to a total aggregate principal amount outstanding of $70.0 million. The loan purchase agreement does not qualify for sale treatment pursuant to SFAS No. 140, “Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities—a replacement FASB Statement No. 125,” and, accordingly, the Company accounts for the transfer of these financial assets as a secured borrowing with a pledge of collateral. The aggregate amount of secured borrowings with the third party bank was $0.3 million and $0.8 million at October 1, 2005 and October 2, 2004, respectively. The pledged collateral included in current notes receivable was $0.1 million and $0.4 million and non-current amounts were $0.2 million and $0.4 million at October 1, 2005 and October 2, 2004, respectively. The notes receivable generally bear interest at rates averaging prime plus 2.00%, are paid monthly and have maturity dates ranging from 2006 to 2007.

The third party bank operates as a cooperative and therefore its borrowers are required to own its Class B stock. GCC’s investment in the Class B common stock of this third party bank, of which an officer of the Company is a director, aggregated $4.1 million and $3.6 million at October 1, 2005 and October 2, 2004, respectively. GCC earned dividend income of $0.8 million, $1.1 million and $1.1 million for the fiscal years ended 2005, 2004 and 2003, respectively.

Pursuant to the Merger, Unified agreed to repurchase excess Class B Shares held by former shareholders of United that were received in the Merger and tendered for redemption prior to January 28, 2001 at the book value as of April 2, 1999 of the shares of the Company’s common stock for which the excess Class B Shares were exchanged in the Merger. The Company purchased such shares by issuing notes referred to as “redemption subordinated notes,” which are payable in twenty equal quarterly principal installments and bear interest at 6% per year. The Company paid $0.7 million and $1.1 million on the notes in fiscal 2005 and 2004, respectively.

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

During fiscal 2005, a Member of the Company entered into a $0.9 million standby letter of credit agreement with the Company’s finance subsidiary to secure insurance coverage in the event the Member is unable to meet its obligations (see Note 20). Prior to fiscal 2005, the Company held investments carried at fair value on deposit with regulatory authorities in compliance with statutory insurance regulations. During fiscal 2005, the Company entered into a $41.8 million standby letter of credit agreement to secure workers’ compensation claims in the event it is unable to meet these obligations. The standby letter of credit is secured by the foregoing investments, and such investments have concurrently been released from their deposit restriction by virtue of implementing and maintaining the standby letter of credit. In addition, the Company also has $6.9 million in standby letters of credit outstanding at October 1, 2005, to secure various bank, insurance and vendor obligations.

The Company also guarantees certain loans made directly to Members by third-party lenders. At October 1, 2005 and October 2, 2004, the maximum principal amount of these guarantees was $0.2 million and $0.4 million, respectively. One of the guarantees was no longer required and therefore was eliminated as of October 1, 2005. Member loans, provided by the Company and third parties, are generally secured with collateral, which usually consists of personal and real property owned by Members and may include personal guarantees of Members at the discretion of the Company.

10.    Leases

Capital and Operating Leases

The Company has entered into operating leases for certain warehouse, transportation and data processing equipment, and non-cancelable capital leases, primarily for warehouse equipment.

The Company has also entered into operating leases for approximately 45 retail supermarkets. The majority of these locations are subleased to various Members of the Company. The operating leases and subleases are non-cancelable, renewable in certain instances, include purchase options that are not bargain purchase options, and require payment of real estate taxes, insurance and maintenance.

Rent expense for operating leases was $27.1 million, $29.2 million and $36.4 million for the fiscal years ended October 1, 2005, October 2, 2004 and September 27, 2003, respectively. Sublease rental income was $9.1 million, $10.5 million and $14.1 million for the fiscal years ended October 1, 2005, October 2, 2004 and September 27, 2003, respectively.

Minimum rentals on equipment under capital leases and properties leased by the Company, including properties subleased to third parties, as of October 1, 2005, are summarized as follows:

(dollars in thousands)
Fiscal year	Capital Leases	Operating Leases
2006	$241	$21,737
2007	50	18,024
2008	—	14,072
2009	—	11,649
2010	—	9,886
Thereafter	—	53,814
Total minimum lease payments	291	$129,182
Less: amount representing interest	(15)
Present value of net minimum lease payments	276
Less: current installments of obligations under capital leases	(227)
Obligations of capital leases excluding current installments	$49

Unified Western Grocers, Inc. and Subsidiaries

Notes to Consolidated Financial Statements—(Continued)

Future minimum sublease rental income on operating leases as of October 1, 2005 is summarized as follows:

(dollars in thousands)
Fiscal year	Operating Leases
2006	$9,055
2007	8,036
2008	6,784
2009	6,111
2010	5,006
Thereafter	30,402

Total future minimum sublease income	$65,394

Lease Guarantees

At October 1, 2005, the Company was contingently liable with respect to 11 lease guarantees for certain Members with commitments expiring through 2017. The Company believes the locations underlying these leases are marketable and, accordingly, that it will be able to recover a substantial portion of the guaranteed amounts in the event the Company is required to satisfy its obligations under the guarantees.

The Company’s guarantees of certain leases are summarized in the table below.

(dollars in thousands)
Remaining Lease Term	Guaranteed Leases
Less than 1 year	$4,237
1-3 years	11,779
4-5 years	4,867
More than 5 years	2,930

Total lease guarantees	$23,813

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

11.    Income Taxes

The significant components of income tax expense are summarized as follows:

(dollars in thousands)
	October 1, 2005	October 2, 2004	September 27, 2003
Federal:
Current	$10,604	$80	$—
Deferred	(5,323)	3,335	2,624

Total federal	5,281	3,415	2,624

State:
Current	1,757	697	18
Deferred	(612)	460	716

Total state	1,145	1,157	734

Income taxes	$6,426	$4,572	$3,358

Unified Western Grocers, Inc. and Subsidiaries

Notes to Consolidated Financial Statements—(Continued)

The effects of temporary differences and other items that give rise to deferred tax assets and liabilities are presented below:

(dollars in thousands)
	October 1, 2005	October 2, 2004
Deferred tax assets:
Accounts receivable	$1,700	$1,479
Accrued benefits	44,715	43,893
Lease reserves	3,700	6,450
Insurance reserves	4,462	4,197
Alternative minimum tax and other credits	425	430
Net operating loss carry forwards	2,994	2,630
Non-qualified written notice of allocation	13,944	9,485
Deferred dividend	518	—
Other	560	610

Total gross deferred tax assets	73,018	69,174
Less valuation allowance	—	2,822

Deferred tax assets	$73,018	$66,352
Deferred tax liabilities:
Properties	$47,954	$47,528
Market value adjustment	1,925	1,908
Capitalized software	2,204	4,686
Deferred state taxes	1,102	569
Accrued commissions	471	588
Other	745	612

Total gross deferred tax liabilities	54,401	55,891

Net deferred tax asset	$18,617	$10,461

The Company had net deferred tax assets of $18.6 million and $10.5 million, of which $12.4 million and $11.9 million are classified as current assets in deferred income taxes and $6.2 million and $1.4 million are included in other assets and long-term liabilities, other in the accompanying consolidated balance sheets as of October 1, 2005 and October 2, 2004, respectively.

A valuation allowance is provided to reduce the deferred tax assets to a level which, more likely than not, will be realized. In accordance with SFAS No. 109 “Accounting for Income Taxes” and the accounting for a quasi-reorganization, valuation allowances existing immediately after the quasi-reorganization, if reduced in future periods, are required to be accounted for as an adjustment to additional paid-in capital. In contrast, increases to the valuation allowance in future periods will be accounted for as an adjustment to the income tax provision. Accordingly, the Company’s net deferred tax assets of approximately $18.6 million and $10.5 million were reduced by tax valuation allowances of zero and $2.8 million at October 1, 2005 and October 2, 2004. Management evaluated the available positive and negative evidence in determining the realizability of the net deferred tax assets at October 1, 2005 and concluded it is more likely than not that the Company no longer requires a tax valuation allowance. The net deferred tax assets should be realized through future operating results and the reversal of taxable temporary differences.

A current federal provision was calculated in fiscal 2004 due to the application of Alternative Minimum Tax (“AMT”) Rules and its limitations on net operating losses. These AMT payments are converted to credits, which have an indefinite carryforward period, that the Company will realize to the extent its regular tax liability exceeds its AMT in future years. Additionally, a current state provision was calculated in fiscal 2004 due to California Assembly Bill 2065, which suspended the California net operating loss deduction for tax years beginning in 2002 and 2003.

Unified Western Grocers, Inc. and Subsidiaries

Notes to Consolidated Financial Statements—(Continued)

The Company had federal tax effected net operating loss carryforwards of approximately $2.6 million and $1.7 million and state tax effected net operating loss carryforwards of approximately $0.4 million and $0.9 million as of the fiscal years ended October 1, 2005 and October 2, 2004, respectively. A portion of the federal net operating loss has not been utilized in the current year and is being carried forward due to certain limitations under Internal Revenue Code Section 382. Additionally, a portion of the federal net operating loss is attributable to the Company’s inability to include the tax loss of its captive insurance company and is being carried forward in compliance with Internal Revenue Code Section 953(d). The net operating losses expire between 2012 and 2023 for federal income taxes and between 2005 and 2021 for state income taxes.

In March 2002, the House and Senate passed the Job Creation and Workers Assistance Act of 2002. As a result, the Company was able to carryback net operating losses 5 years instead of the statutory 2 years. As a result, the Company received additional tax refunds of $3.0 million and $3.1 million in fiscal 2004 and 2003, respectively.

The provision for income taxes at the Company’s effective tax rate differed from the provision for income taxes at the federal statutory rate (35%) as follows:

(dollars in thousands)
	October 1, 2005	October 2, 2004	September 27, 2003
Federal income tax expense at the statutory rate	$6,036	$4,072	$2,937
State income taxes, net of federal income tax benefit	745	763	512
Tax exempt income and dividends received deduction	(277)	(294)	—
Extraterritorial income exclusion	(437)	—	—
Disallowed loss	610	—	—
Other, net	(251)	31	(91)

Provision for income taxes	$6,426	$4,572	$3,358

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

•	Southern California Dairy Division: Patronage earnings attributable to the Southern California Dairy Division are generated from sales of products primarily manufactured at a milk and fruit drink bottling plant located in Los Angeles, California. Patronage dividends for this division are paid solely to Members who purchase dairy and other related products from the Southern California Dairy Division.

•	Pacific Northwest Dairy Division: Patronage earnings attributable to the Pacific Northwest Dairy Division are generated from sales of dairy products manufactured by third party suppliers located in Oregon. Patronage dividends for this division are paid solely to Members who purchase dairy products from the Pacific Northwest Dairy Division.

•	Cooperative Division: Patronage earnings attributable to the Cooperative Division are generated from all other patronage activities of Unified regardless of geographic location. Patronage dividends are paid based on the patronage purchases of the following types of products: dry grocery, deli, general merchandise, frozen food, ice cream, meat, produce and bakery.

Unified Western Grocers, Inc. and Subsidiaries

Notes to Consolidated Financial Statements—(Continued)

The following table summarizes the patronage dividend earnings of Unified during the past three fiscal years.

(dollars in thousands)
Division	2005	2004	2003
Southern California Dairy	$10,694	$10,055	$10,056
Pacific Northwest Dairy	429	347	274
Cooperative	10,281	10,340	6,282

Total	$21,404	$20,742	$16,612

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

For fiscal 2004 and fiscal 2003, patronage dividends in the Cooperative Division were paid to Members in the form of:

•	Class B Shares (See Note 13) to the extent of any deficiency in the Member meeting its Class B Share requirement; and

•	Class E Shares (see Note 13) for the balance of the patronage dividend due to the Member.

For fiscal 2005, patronage dividends in the Cooperative Division will be paid in the same manner as fiscal 2004 and fiscal 2003.

Patronage dividends generated by the dairy divisions are paid in cash.

13.    Capital Shares

The Class A, Class B and Class E Shares of Unified are offered only to such persons or entities who from time to time may be accepted as Members of the Company.

Class A Shares.    Class A Shares may be held only by Members of Unified. In order to qualify for and retain Member status, a person or other entity (1) must purchase products from Unified in amounts and in a manner that is established by the Board; (2) must meet certain financial performance criteria; (3) must make application in such form as is prescribed by Unified; and (4) must be accepted as a Member by Board action.

Prior to December 2002, Unified’s Bylaws required that each Member acquire and hold 100 Class A Shares. Thereafter, the required holdings of Class A Shares by a Member were increased to 150 shares at the end of fiscal 2003, 200 shares at the end of fiscal 2004, 250 shares at the end of fiscal 2005, 300 shares at the end of fiscal 2006, and 350 shares at the end of fiscal 2007. The Board is authorized to accept Members without the issuance of Class A Shares when the Board determines that such action is justified by reason of the fact that the ownership of the patron is the same, or sufficiently the same, as that of another Member holding the required number of Class A Shares.

Unified Western Grocers, Inc. and Subsidiaries

Notes to Consolidated Financial Statements—(Continued)

Such persons or entities who from time to time may be accepted as new Members of Unified will be required to purchase or subscribe for the purchase of the number of Class A Shares in the manner set forth in the preceding paragraph. The price for these shares is the book value per share of the Company’s outstanding shares at the close of the fiscal year end prior to purchase. Book value per share is equal to total shareholders’ equity plus the receivable for sale of Class A Shares to members, less the cumulative stated value of outstanding Class E Shares, divided by the number of Class A and B Shares outstanding at fiscal year end. At October 1, 2005 and October 2, 2004, the book value per share was $195.72 and $174.39, respectively. Any subscription will require a minimum cash down payment with terms to be determined by the Board. Unified at its option may, as a condition to accepting a Member, require that instead of issuing Class A Shares, such Member purchase said shares from a terminated Member at the same price which would have been payable had the new Member purchased said shares from Unified.

Holders of Class A Shares are entitled to vote such shares cumulatively for the election of 80% of the authorized number of directors.

Class B Shares.    The Company requires each Member to hold Class B Shares having an issuance value equal to an amount determined under either the standard or reduced Class B Share investment requirement as discussed below (the “Class B Share requirement”). For purposes of determining the Class B Share requirement, each Class B Share held by a Member has an issuance value equal to the book value per share of the Company’s outstanding shares at the close of the fiscal year end prior to the issuance of such Class B Shares. The holders of Class B Shares currently have the right to elect 20% of the authorized number of directors. Except as provided above or by California law, the holders of Class B Shares do not have any other voting rights.

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

In October 2004, the Board amended the Class B Share requirement. The purpose of the amendment was to encourage Member growth by offering a reduced requirement if certain qualifications are met and to provide a cap on the investment requirement at certain volume levels. The standard Class B investment requirement (“SBI”) is twice the amount of certain average weekly purchases, except for meat and produce, which are one times average weekly purchases. Members may apply for a reduced Class B investment requirement (“RBI”), which requires Members to pay for their purchases electronically on the statement due date and demonstrate credit worthiness. The RBI is based on a sliding scale such that additional volume lowers the requirement. Members who do not apply for the RBI remain on the SBI. These changes were effective with the fiscal 2005 second quarter recalculation of the Class B Share requirement. As a result of adopting modifications to the Class B Share requirement, the Board granted a temporary discontinuance, for the fiscal year ending October 2, 2004 only, of the requirement to

Unified Western Grocers, Inc. and Subsidiaries

Notes to Consolidated Financial Statements—(Continued)

purchase Class B Shares, such that if the issuance of Class B Shares from the patronage dividend distribution did not satisfy the amount of Class B Shares required to be held, the Member’s cash deposit account would be charged. This temporary discontinuance did not apply to those Members who were in the process of acquiring their Class B Shares over the five consecutive fiscal years commencing with the first year following admission as a Member.

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

Class C Shares.    There are 24 authorized Class C Shares of which 15 and 16 were outstanding as of October 1, 2005 and October 2, 2004, respectively. Class C Shares are held by Members of the Board. Each director purchases one Class C Share for its stated value of ten dollars. Class C Shares are non-voting director qualifying shares, with no rights as to dividends or other distributions, and share in liquidation at a value of ten dollars per share.

Class E Shares.    In December 2002, the Company, with the approval of the Board, adopted an equity enhancement plan. As part of this plan, a new class of equity, denominated “Class E Shares,” was created. Class E Shares were issued as a portion of the patronage dividends issued for the Cooperative Division in fiscal 2005, fiscal 2004 and fiscal 2003, and may be issued as a portion of the patronage dividends issued for the Cooperative Division in future periods, as determined annually at the discretion of the Board. The Class E Shares have a stated value of $100 per share, and are non-voting and non-dividend bearing equity securities. Class E Shares are transferable only with the consent of the Company. Pursuant to the Company’s redemption policy, Class E Shares cannot be repurchased for ten years from their date of issuance unless approved by the Board or upon sale or liquidation of the Company. The shares, when redeemed, will be redeemed at stated value. Thereafter, shares may be repurchased by the Company subject to the limitations of California General Corporation Law, credit agreements, the Articles of Incorporation and Bylaws, redemption policy and approval by the Board.

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

Unified Western Grocers, Inc. and Subsidiaries

Notes to Consolidated Financial Statements—(Continued)

The following tables summarize the Class A and Class B Shares tendered for redemption, shares converted, shares redeemed, and the remaining number of shares pending redemption at the fiscal year end of each of the following periods:

(dollars in thousands)
Class A Shares	Tendered	Converted		Redeemed	Remaining	Redemption Value at October 1, 2005
Fiscal 2002					10,425	$1,941
Fiscal 2003	9,500	500	(a)	—	19,425	$3,351
Fiscal 2004	8,550	—		24,875	3,100	$505
Fiscal 2005	8,150	—		9,300	1,950	$340

(dollars in thousands)
Class B Shares	Tendered	Converted		Redeemed	Remaining	Redemption Value at October 1, 2005
Fiscal 2002					40,409	$7,642
Fiscal 2003	22,826	803	(b)	—	62,432	$11,131
Fiscal 2004	6,574	980	(b)	194	67,832	$11,949
Fiscal 2005	31,623	4,905	(b)	33,743	60,807	$10,637

(a)	Shares converted to Class B Shares.
(b)	Shares converted to Class A Shares pursuant to the Company’s equity enhancement program.

In connection with the Merger with United (see Note 7), the Company (i) redeemed 71,310 Class B Shares held by terminated Members and (ii) adopted amendments to its Articles of Incorporation and Bylaws which restricted the Company’s obligation to repurchase Class B Shares of terminated members for a three-year period and changed the redemption provisions in other respects. The shares redeemed and converted during fiscal year 2002 represent the excess Class B Shares owned by former United shareholders that were received in the Merger and were tendered for redemption prior to January 29, 2001. Those shares converted were exchanged for redemption subordinated notes of Unified. In fiscal 2005 and 2004, the Company paid $0.7 million and $1.1 million, respectively, on the notes.

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

The Company also has an Executive Salary Protection Plan (“ESPP II”) that provides supplemental post-termination retirement income based on each participant’s final salary and years of service as an officer of the Company. Depending on when the officer became a participant in the ESPP II, final salary is defined as the highest compensation of the last three years preceding employment separation or the average of the highest five years of compensation out of the last ten years preceding employment separation. Funds are held in a rabbi trust for the ESPP II consisting primarily of life insurance policies reported at cash surrender value. In accordance with EITF No. 97-14, “Accounting for Deferred Compensation Arrangements Where Amounts Earned are Held in a Rabbi Trust,” the assets and liabilities of a rabbi trust must be accounted for as if they are assets and liabilities of the Company. The assets held in the rabbi trust are not available for general corporate purposes. In addition, all

Unified Western Grocers, Inc. and Subsidiaries

Notes to Consolidated Financial Statements—(Continued)

earnings and expenses of the rabbi trust are reported in the Company’s consolidated statement of earnings. The cash surrender value of such life insurance policies aggregated $13.6 million and $10.9 million at October 1, 2005 and October 2, 2004, respectively, and is included in other assets in the Company’s consolidated balance sheets. The related accrued benefit cost (representing the Company’s benefit obligation to participants) of $12.7 million and $11.2 million at October 1, 2005 and October 2, 2004, respectively, is recorded in other long-term liabilities in the Company’s consolidated balance sheets. The rabbi trust is subject to creditor claims in the event of insolvency. The ESPP II accrued benefit cost is included in the pension tables below. However, the trust assets are excluded from the tables as they do not qualify as plan assets under SFAS No. 87, “Employers’ Accounting for Pensions” (“FAS 87”).

Pension expense for the Benefit Plan and ESPP II totaled $5.7 million, $5.6 million and $4.4 million for the fiscal years ended October 1, 2005, October 2, 2004, September 27, 2003, respectively.

The components of net periodic costs for the Benefit plan and ESPP II consist of the following:

(dollars in thousands)
	Benefit Plan
	October 1, 2005	October 2, 2004	September 27, 2003
Service cost	$3,314	$3,287	$2,782
Interest cost	5,610	5,131	5,229
Expected return on plan assets	(5,698)	(4,819)	(4,597)

Net periodic cost	$3,226	$3,599	$3,414

(dollars in thousands)
	ESPP II
	October 1, 2005	October 2, 2004	September 27, 2003
Service cost	$1,442	$1,008	$383
Interest cost	754	676	568
Amortization of prior service cost	241	241	—
Recognized actuarial loss	33	68	—

Net periodic cost	$2,470	$1,993	$951

The following table sets forth the change in benefit obligation for the Benefit Plan and ESPP II:

(dollars in thousands)
	Benefit Plan		ESPP II
	October 1, 2005	October 2, 2004	October 1, 2005	October 2, 2004
Benefit obligation at beginning of year	$91,131	$86,782	$12,652	$11,843
Service cost	3,314	3,287	1,442	1,008
Interest cost	5,610	5,131	754	676
Actuarial (gain)/loss	11,476	(1,722)	968	(156)
Benefits paid	(2,831)	(2,347)	(688)	(719)

Benefit obligation at end of year	$108,700	$91,131	$15,128	$12,652

Unified Western Grocers, Inc. and Subsidiaries

Notes to Consolidated Financial Statements—(Continued)

The following table sets forth the change in plan assets for the Benefit Plan and ESPP II:

(dollars in thousands)
	Benefit Plan		ESPP II
	October 1, 2005	October 2, 2004	October 1, 2005	October 2, 2004
Fair value of plan assets at beginning of year	$66,097	$56,944	$—	$—
Actual return on plan assets	6,349	9,410	—	—
Employer contribution	3,586	2,090	688	719
Benefits paid	(2,831)	(2,347)	(688)	(719)

Fair value of plan assets at end of year	$73,201	$66,097	$—	$—

The accrued pension and other benefit costs recognized in the accompanying consolidated balance sheets are computed as follows:

(dollars in thousands)
	Benefit Plan		ESPP II
	October 1, 2005	October 2, 2004	October 1, 2005	October 2, 2004
Funded status at June 30, 2005 and 2004, respectively (under-funded)	$(35,499)	$(25,034)	$(15,128)	$(12,652)
Unrecognized actuarial loss/(gain)	7,321	(3,504)	2,449	1,514
Unrecognized prior service cost	—	—	1,477	1,718
Fourth quarter employer contribution	6,562	2,668	—	—

Net amount recognized	$(21,616)	$(25,870)	$(11,202)	$(9,420)

The following table sets forth the amounts recognized in the consolidated balance sheets for the Benefit Plan and ESPP II:

(dollars in thousands)
	Benefit Plan		ESPP II
	October 1, 2005	October 2, 2004	October 1, 2005	October 2, 2004
Accrued benefit cost	$(22,231)	$(25,870)	$(12,664)	$(11,183)
Intangible assets	—	—	1,462	1,718
Accumulated other comprehensive income	615	—	—	45

Net amount recognized	$(21,616)	$(25,870)	$(11,202)	$(9,420)

The following table summarizes the minimum liability adjustment included in other comprehensive income:

(dollars in thousands)
	Benefit Plan		ESPP II
	October 1, 2005	October 2, 2004	October 1, 2005	October 2, 2004
Increase (decrease) in minimum liability included in other comprehensive income	$615	$—	$(45)	$(624)

Increase (decrease) in minimum liability included in other comprehensive income, net of taxes	$366	$—	$(27)	$(377)

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

Unified Western Grocers, Inc. and Subsidiaries

Notes to Consolidated Financial Statements—(Continued)

In connection with the quasi-reorganization, the Company was required to remeasure and record the Company’s pension obligations at fair value as of September 28, 2002, the effective date of the quasi-reorganization. The remeasurement increased the Company’s pension and postretirement obligations by $19.7 million and $3.7 million to $23.6 million and $7.8 million, respectively. As part of the remeasurement, the Company recorded previously unrecognized actuarial losses and prior service costs. In fiscal 2004 and fiscal 2003, there was no additional pension liability to be recorded for the benefit plan, and hence no charge to accumulated other comprehensive earnings (loss), since the accrued expense of $25.9 million and $25.8 million, respectively, exceeded the unfunded accumulated benefit obligation (“ABO”) as of June 30, 2004 and 2003, the plan’s measurement date, as determined by third party actuaries. In fiscal 2005, the Company recorded an additional pension liability of $0.6 million, and a corresponding charge to accumulated other comprehensive earnings (loss), since the accrued expense of $21.6 million was $0.6 million less than the unfunded ABO of $22.2 million as of June 30, 2005, the plan’s measurement date, as determined by third party actuaries.

In fiscal 2003, as a result of declining interest rates and the related effect on discount rates and the addition of new participants into the ESPP II plan, the Company recorded an additional liability of $2.6 million, representing the excess of the unfunded ABO over previously accrued pension costs. A corresponding intangible asset of $1.9 million was recorded as an offset to this additional liability. Since the asset recognized may not exceed the amount of unrecognized prior service cost, the balance of $0.4 million, net of a tax benefit of $0.3 million, was reported as a charge to accumulated other comprehensive earnings (loss). In fiscal 2004, the additional liability was reduced to $1.77 million, with a corresponding intangible asset of $1.72 million recorded as an offset to this additional liability. The balance of $0.03 million, net of tax benefits of $0.02 million, was reported as a charge to accumulated other comprehensive earnings (loss). In fiscal 2005, the additional liability was reduced to $1.46 million, with a corresponding intangible asset of $1.46 million recorded as an offset to this additional liability. Since the intangible asset was sufficient to offset the additional liability recorded, there was no required charge to accumulated other comprehensive earnings (loss) at October 1, 2005; therefore, the balance of $0.03 million previously reported at October 2, 2004 was reduced to zero.

The weighted-average assumptions used in computing the preceding information as of June 30, 2005, 2004 and 2003 (the annual plan measurement dates) were as follows:

Benefit Plan	2005	2004	2003
Benefit obligations:
Discount rate for benefit obligation	5.50%	6.25%	6.00%
Rate of compensation increase	3.25%	4.00%	3.75%
Net periodic cost:
Discount rate for net periodic benefit cost	6.25%	6.00%	6.75%
Expected long-term return on plan assets	8.50%	8.50%	8.50%
Rate of compensation increase	4.00%	3.75%	4.50%

ESPP II	2005	2004	2003
Benefit obligations:
Discount rate for benefit obligation	5.50%	6.25%	6.00%
Rate of compensation increase	3.25%	4.00%	3.75%
Net periodic cost:
Discount rate for net periodic benefit cost	6.25%	6.00%	6.75%
Expected long-term return on plan assets	N/A	N/A	N/A
Rate of compensation increase	4.00%	3.75%	4.50%

The Company’s fiscal 2005 pension expense was calculated based upon a number of actuarial assumptions, including an expected long-term rate of return on plan assets of 8.50%. In developing the long-term rate of return assumption, the Company evaluated historical asset class returns based on broad equity and bond indices. The expected long-term rate of return on plan assets assumes an asset allocation of approximately 65% equity and 35% fixed income financial instruments. The Company regularly reviews with its third party advisors the asset

Unified Western Grocers, Inc. and Subsidiaries

Notes to Consolidated Financial Statements—(Continued)

allocation and periodically rebalances the investment mix to achieve certain investment goals when considered appropriate (see further discussion and related table under “Plan Assets” below). Actuarial assumptions, including the expected rate of return, are reviewed at least annually, and are adjusted as necessary. Lowering the expected long-term rate of return on the Company’s plan assets by 0.50% (from 8.50% to 8.00%) would have increased its pension expense for fiscal 2005 by approximately $0.3 million. The discount rate that was utilized for determining the Company’s fiscal 2004 pension obligation and fiscal 2005 net periodic benefit cost was selected to reflect the rates of return currently available on high quality fixed income securities whose cash flows (via coupons and maturities) match the timing and amount of future benefit payments of the plan. Bond information was provided by a recognized rating agency for all high quality bonds receiving one of the two highest ratings. As a result of this modeling process, the discount rate was increased from 6.00% at June 30, 2003 to 6.25% at June 30, 2004. Decreasing both the discount rate and projected salary increase assumptions by 0.50% would have increased the Company’s fiscal 2005 pension expense for the Benefit Plan and ESPP II by approximately $0.1 million.

The discount rate that was utilized for determining the Company’s fiscal 2005 pension obligation and projected fiscal 2006 net periodic benefit cost was selected to reflect the rates of return currently available on high quality fixed income securities whose cash flows (via coupons and maturities) match the timing and amount of future benefit payments of the plan. Bond information was provided by a recognized rating agency for all high quality bonds receiving one of the two highest ratings. As a result of this modeling process, the discount rate was decreased from 6.25% at June 30, 2004 to 5.50% at June 30, 2005.

Plan Assets

The Company’s Benefit Plan weighted-average asset allocation at October 1, 2005 and October 2, 2004, by asset category are as follows:

(dollars in thousands)
	October 1, 2005	October 2, 2004
Asset Category:
Equity securities	$48,088	$43,015
Debt securities	21,028	20,021
Other	4,085	3,061

Total	$73,201	$66,097

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

Unified Western Grocers, Inc. and Subsidiaries

Notes to Consolidated Financial Statements—(Continued)

Contributions

During fiscal 2005, the Company contributed $3.4 million and $4.0 million to the Benefit Plan for the 2004 plan year and 2005 plan year, respectively. In addition, the Company also contributed $0.7 million in fiscal 2005 to the ESPP II Plan to fund benefit payments to participants. At this time, the Company expects to make quarterly estimated contributions to the Benefit Plan totaling $2.1 million in fiscal 2006 for the 2006 plan year. Additional contributions, if any, for the 2005 plan year will be due by September 15, 2006, while contributions for the 2006 plan year will be due by September 15, 2007. In addition, the Company expects to contribute $0.8 million to the ESPP II Plan to fund projected benefit payments to participants in fiscal 2006.

The Company also made contributions of $11.1 million, $12.0 million and $12.4 million for the fiscal years ended October 1, 2005, October 2, 2004 and September 27, 2003, respectively, to collectively bargained, multi-employer defined benefit pension plans in accordance with the provisions of negotiated labor contracts. Information from the plans’ administrators is not available to permit the Company to determine its proportionate share of termination liability, if any.

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

The Company contributed approximately $3.3 million, $3.4 million and $3.3 million related to its SSP in the fiscal years ended October 1, 2005, October 2, 2004 and September 27, 2003, respectively.

The Company has a nonqualified Deferred Compensation Plan (“DCP”), which allows eligible employees to defer and contribute to an account a percentage of compensation on a pre-tax basis, as defined in the plan, in excess of amounts contributed to the SSP pursuant to IRS limitations, the value of which is measured by the fair value of the underlying investments. The Company informally funds its deferred compensation liability with assets held in a rabbi trust consisting primarily of life insurance policies reported at cash surrender value. The assets held in the rabbi trust are not available for general corporate purposes. Participants can direct the investment of their deferred compensation plan accounts in several investment funds as permitted by the DCP. Gains or losses on investments are fully allocable to the plan participants. The cash surrender value of life insurance policies is included in other assets in the Company’s consolidated balance sheets because they remain assets of the Company until paid out to the participants. The cash surrender value of the life insurance policies was $5.9 million and $4.5 million at October 1, 2005 and October 2, 2004, respectively. The liability to participants ($6.0 million and $4.6 million at October 1, 2005 and October 2, 2004, respectively) is included in other long-term liabilities in the Company’s consolidated balance sheets. The rabbi trust is subject to creditor claims in the event of insolvency.

The Company has an Employee Savings Plan, which is a defined contribution plan, adopted pursuant to Section 401(k) of the Internal Revenue Code for substantially all of its union employees. The Company does not match any employee deferrals into the plan, and therefore, there is no related vesting schedule. No expense was incurred in the periods presented.

Unified Western Grocers, Inc. and Subsidiaries

Notes to Consolidated Financial Statements—(Continued)

Estimated Future Benefit Payments

The following benefit payments, which reflect expected future service, as appropriate, are expected to be paid in fiscal years:

(dollars in thousands)
	Benefit Plan	ESPP II
2006	$3,135	$770
2007	3,351	723
2008	3,623	1,401
2009	4,017	1,429
2010	4,442	1,475
2011 – 2015	31,438	8,999

Total	$50,006	$14,797

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

The components of net periodic benefit cost consist of the following:

(dollars in thousands)
	October 1, 2005	October 2, 2004	September 27, 2003
Service cost	$1,349	$1,421	$1,214
Interest cost	3,454	3,086	2,829
Recognized actuarial loss	431	230	—

Net periodic benefit cost	$5,234	$4,737	$4,043

The change in the benefit obligations consists of the following:

(dollars in thousands)
	October 1, 2005	October 2, 2004
Benefit obligation at beginning of year	$56,680	$52,692
Service cost	1,349	1,421
Interest cost	3,454	3,086
Actuarial loss	4,892	2,063
Benefits paid	(2,813)	(2,582)

Benefit obligation at end of year	$63,562	$56,680

Unified Western Grocers, Inc. and Subsidiaries

Notes to Consolidated Financial Statements—(Continued)

The change in the plan assets during the year is:

(dollars in thousands)
	October 1, 2005	October 2, 2004
Fair value of plan assets at beginning of year	$—	$—
Employer contribution	2,813	2,582
Benefits paid	(2,813)	(2,582)

Fair value of plan assets at end of year	$—	$—

The funded status of the plans is:

(dollars in thousands)
	October 1, 2005	October 2, 2004
Funded status at June 30, 2005 and 2004 (under-funded)	$(63,562)	$(56,680)
Unrecognized actuarial loss	15,051	10,590

Net amount recognized	$(48,511)	$(46,090)

The accrued benefit costs of $48.5 million and $46.1 million at October 1, 2005 and October 2, 2004, respectively, are included in net long-term liabilities, other in the consolidated balance sheets.

The Company expects to make contributions to its postretirement benefit plans in amounts equivalent to the expected benefit payments as indicated below.

Benefit payments, including those amounts to be paid out of corporate assets and reflecting future expected service as appropriate, are expected to be paid in fiscal years:

(dollars in thousands)
Postretirement Benefit Plans
2006	$3,213
2007	3,465
2008	3,713
2009	3,918
2010	4,181
2011 – 2015	24,210

Total	$42,700

The weighted-average assumptions as of June 30, 2005, 2004 and 2003 are as follows:

	Postretirement benefit plans
	2005	2004	2003
Benefit obligations:
Discount rate for benefit obligation	5.50%	6.25%	6.00%
Rate of compensation increase	3.25%	4.00%	3.75%
Net periodic benefit cost:
Discount rate for net periodic benefit cost	6.25%	6.00%	6.75%
Rate of compensation increase	4.00%	3.75%	4.50%

Unified Western Grocers, Inc. and Subsidiaries

Notes to Consolidated Financial Statements—(Continued)

For measurement purposes, the following table sets forth the assumed health care trend rates:

	October 1, 2005	October 2, 2004
Health care cost trend rate assumed for 2006 and 2005(a)	10.00%	10.00%
Rate to which the cost trend rate is assumed to decline (the ultimate trend rate)(b)	5.00%	5.00%
Year that the rate reaches the ultimate trend rate	2011	2010

(a)	The annual rate of increase in the per capita cost of covered health care benefits.
(b)	The health care trend rate is assumed to decrease annually by 1% until reaching the ultimate trend rate of 5% in fiscal 2011 and 2010 for the years ended October 1, 2005 and October 2, 2004, respectively.

Assumed health care cost trend rates have a significant effect on the amounts reported for the health care plans. A one-percentage-point change in assumed health care cost trend rates would have the following effects as of October 1, 2005:

(dollars in thousands)
	1-Percentage-Point Increase	1-Percentage-Point Decrease
Effect on total of service and interest cost	$330	$(232)

Effect on accumulated postretirement benefit obligation	$4,643	$(4,064)

The Company’s union employees participate in a multi-employer plan that provides health care benefits for retired union employees. Amounts contributed to the multi-employer plan for these union employees totaled $3.8 million in fiscal 2005, $3.2 million in fiscal 2004 and $2.8 million in fiscal 2003.

16.    Contingencies

As previously disclosed, the Company was a defendant to litigation filed December 14, 2001 in the state of Hawaii stemming from the Company’s 1996 sale of a subsidiary (Hawaiian Grocery Stores, Ltd.) to a private investor, events subsequent to the sale, and the subsequent bankruptcy and liquidation of such business. The plaintiffs sought actual and punitive damages.

During the fiscal 2005, the Company and other individuals and entities entered into a settlement agreement with the plaintiffs that resulted in the dismissal of all claims against the Company, its affiliated entities, as well as all individuals currently or formerly affiliated with the Company or its related entities. There was no finding or admission of wrongdoing by the Company, its affiliated entities, or any individual currently or formerly affiliated with the Company or its related entities. The court approved the settlement. The amount of the settlement was within reserves previously established by the Company.

The Company is a party to various litigation, claims and disputes, some of which are for substantial amounts, arising in the ordinary course of business. While the ultimate effect of such actions cannot be predicted with certainty, the Company believes the outcome of these matters will not result in a material adverse effect on its financial condition or results of operations.

17.    Segment Reporting

Management identifies segments based on the information monitored by the Company’s chief operating decision-makers to manage the business. During fiscal 2004, management identified the insurance business as a separate reportable segment. Accordingly, the Company reclassified its segment information for the fiscal years ended September 27, 2003. As a result, the Company has the following two reportable segments:

•	Wholesale Distribution includes the results of operations from the sale of food and general merchandise products to both Member and non-member independent and chain supermarket operators. As of

Unified Western Grocers, Inc. and Subsidiaries

Notes to Consolidated Financial Statements—(Continued)

October 1, 2005, the Wholesale Distribution segment represents approximately 99% of the Company’s total sales and 85.1% of total assets.

•	The Insurance segment includes the results of operations for the Company’s three insurance subsidiaries (Grocers and Merchants Insurance Service, Inc., Springfield Insurance Company and Springfield Insurance Company, Ltd.). These subsidiaries provide insurance and insurance-related services, including workers’ compensation and liability insurance policies, to both the Company and its Members primarily located in California. As of October 1, 2005, the Company’s Insurance segment collectively accounts for approximately 1% of the Company’s total sales and 12.4% of total assets.

The “all other” category includes the results of operations for the Company’s other support businesses, including its finance subsidiary, whose services are provided to a common customer base, none of which individually meets the quantitative thresholds of a reportable segment. As of October 1, 2005, the “all other” category collectively accounts for less than 1% of the Company’s total sales and 2.5% of total assets.

Information about the Company’s operations by operating segment is as follows:

(dollars in thousands)
	October 1, 2005	October 2, 2004	September 27, 2003
Net sales
Wholesale distribution	$2,842,348	$3,008,190	$2,718,360
Insurance	30,331	34,625	36,903
All other	2,250	2,731	5,457
Intersegment elimination	(8,067)	(5,593)	(29,278)

Total net sales	$2,866,862	$3,039,953	$2,731,442

Operating income
Wholesale distribution	$50,085	$49,281	$42,135
Insurance	4,032	(1,826)	(305)
All other	(616)	2,585	4,010

Total operating income	53,501	50,040	45,840

Interest expense	(14,851)	(17,320)	(20,591)
Patronage dividends	(21,404)	(20,742)	(16,612)
Income taxes	(6,426)	(4,572)	(3,358)

Net earnings	$10,820	$7,406	$5,279

Depreciation and amortization
Wholesale distribution	$23,904	$28,630	$25,852
Insurance	269	266	396
All other	8	25	102

Total depreciation and amortization	$24,181	$28,921	$26,350

Capital expenditures
Wholesale distribution	$11,606	$10,058	$10,074
Insurance	85	152	127
All other	55	368	—

Total capital expenditures	$11,746	$10,578	$10,201

Identifiable assets
Wholesale distribution	$602,475	$610,151	$639,222
Insurance	88,058	89,234	72,577
All other	17,516	22,248	28,301

Total identifiable assets	$708,049	$721,633	$740,100

Unified Western Grocers, Inc. and Subsidiaries

Notes to Consolidated Financial Statements—(Continued)

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

The Company’s largest customer and ten largest customers accounted for approximately 11% and 39%, 9% and 36%, and 9% and 34% of net sales for the fiscal years ended October 1, 2005, October 2, 2004 and September 27, 2003, respectively. In addition, Unified’s ten largest customers accounted for approximately 30% and 31% of total accounts receivable at October 1, 2005 and October 2, 2004, respectively.

19.    Fair Value of Financial Instruments

The following methods and assumptions were used to estimate the fair value of each class of financial instruments for which it is practicable to estimate that value:

Cash and cash equivalents.    The carrying amount approximates fair value due to the short maturity of these instruments.

Accounts receivable and current portion of notes receivable.    The carrying amount of accounts receivable and the current portion of notes receivable approximates the fair value of net accounts and notes receivable due to their short-term maturity.

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

Notes payable and subordinated patronage dividend certificates.    The fair values for notes payable and subordinated patronage dividend certificates are based primarily on rates currently available to the Company for debt with similar terms and remaining maturities.

The fair value of variable interest rate notes payable approximates their carrying value at October 1, 2005 and October 2, 2004. The fair value of fixed rate notes payable was $103.7 million and $112.9 million compared to their carrying value of $102.9 million and $111.8 million at October 1, 2005 and October 2, 2004, respectively.

The fair value of subordinated patronage dividend certificates approximated their carrying value at October 1, 2005 and October 2, 2004.

The methods and assumptions used to estimate the fair values of the Company’s financial instruments at October 1, 2005 and October 2, 2004 were based on estimates of market conditions, estimates using present value and risks existing at that time. These values represent an approximation of possible value and may never actually be realized.

20.    Related Party Transactions

Members affiliated with directors of the Company make purchases of merchandise from the Company and also may receive benefits and services that are of the type generally offered by the Company to its similarly situated eligible Members.

Unified Western Grocers, Inc. and Subsidiaries

Notes to Consolidated Financial Statements—(Continued)

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

A brief description of related party transactions with Members affiliated with directors of the Company and transactions with executive officers follows:

Loans and Loan Guarantees

Unified provides loan financing and loan guarantees to its Members. The Company had the following loans outstanding at October 1, 2005 to Members affiliated with directors of the Company:

(dollars in thousands)
Director	Aggregate Loan Balance at October 1, 2005	Maturity Date
Michael A. Provenzano, Jr.	$948	2008
Jay McCormack	21	2006

On May 12, 2000, the Company loaned $7.0 million to K.V. Mart Co. (“KV”), of which director Darioush Khaledi is affiliated. The loan was payable over a period of five years. Coincident with the transaction, KV and the Company extended the term of their existing supply agreement until May 12, 2005, which has expired with no subsequent renewal. On July 15, 2004, KV paid off the principal balance plus accumulated interest.

On December 29, 2004, the Company loaned $1.1 million to KV. The loan facilitated a lease termination for which the Company was contingently liable until 2011. The loan was payable over 48 months commencing from the date of its initial funding and bore interest at the rate of prime plus 1% (currently 8.25%). KV paid off the principal amount of this loan plus accrued interest on September 13, 2005. Additionally, GCC has guaranteed 10% of the principal amount of certain third-party loans to KV and KV Property Company, of which director Darioush Khaledi is affiliated. The maximum amount of this guarantee is $0.5 million. At October 2, 2004, the principal amount of this guarantee was $0.1 million. During fiscal 2005, KV and KV Property Company satisfied the requirements that enabled GCC to be released from its guarantee.

On August 1, 2005, KV entered into a $0.9 million standby letter of credit agreement with GCC to secure insurance coverage with Springfield Insurance Company, a wholly owned subsidiary of the Company, in the event KV is unable to meet its obligations. The non-transferable standby letter of credit expires August 1, 2006, and is automatically renewable without amendment unless KV provides 30 days’ prior written notice to GCC.

In December 2002, GCC loaned approximately $2.0 million to an entity affiliated with director Michael A. Provenzano, Jr. to finance equipment and leasehold improvements for store expansion purposes. The note is due in December 2007. Interest payments are required monthly and the principal is due at maturity.

The Company has guaranteed 22% of the principal amount of a third party loan to C&K, of which director Douglas A. Nidiffer is a shareholder, director and officer. At October 1, 2005 and October 2, 2004, the principal amount of this guarantee was $0.2 million.

Unified Western Grocers, Inc. and Subsidiaries

Notes to Consolidated Financial Statements—(Continued)

Lease Guarantees and Subleases

The Company provides lease guarantees and subleases to its Members. The Company has executed lease guarantees or subleases to Members affiliated with directors of the Company at October 1, 2005 as follows:

(dollars in thousands)
Director	No. of Stores	Total Current Annual Rent	Total Guaranteed Rent	Expiration Date(s)
Douglas A. Nidiffer	1	$165	124	2006
Mimi R. Song	2	630	10,298	2020-2023
Michael A. Provenzano	2	351	4,031	2016-2017
John Berberian	2	310	552	2007-2008
Richard L. Wright	1	264	484	2007
Peter J. O’Neal	1	144	720	2010

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

Supply Agreements

During the course of its business, the Company enters into individually negotiated supply agreements with Members of the Company. These agreements require the Member to purchase certain agreed amounts of its merchandise requirements from the Company and obligate the Company to supply such merchandise under agreed terms and conditions relating to such matters as pricing and delivery. The Company has executed supply agreements with Members affiliated with directors of the Company at October 1, 2005 as follows:

Director	Expiration Date
Douglas A. Nidiffer	12/19/2013
Michael A. Provenzano, Jr.	10/03/2009
Mimi R. Song	12/20/2008
Jay McCormack	12/31/2006

Loans to Executive Officers

In December 2000, to facilitate a senior executive’s relocation to Southern California, the Company loaned to this executive, pursuant to a note, $0.1 million with interest of 7.0% per annum payable quarterly and principal due at the option of the holder.

21.    Subsequent Events

On October 19, 2005, the Board authorized the repurchase on October 19, 2005 of 1,950 shares of the Company’s Class A Shares that had been tendered and were pending redemption. The Company paid approximately $0.34 million to redeem the shares. On October 15, 2005 and November 4, 2005, the Company repurchased 129 and 196 shares, respectively, of the Company’s Class B Shares that had been tendered and were pending redemption. The Company paid approximately $0.06 million to redeem the shares. On December 14, 2005, the Board authorized the repurchase on or before December 29, 2005 of 1,600 Class A Shares with an approximate redemption value of $0.31 million and 23,130 Class B Shares with an approximate redemption value of $4.05 million.

Item 9.    CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

Item 9A.    CONTROLS AND PROCEDURES

Disclosure controls and procedures.    Disclosure controls are controls and procedures designed to reasonably assure that information required to be disclosed in our reports filed under the Exchange Act, such as this Annual Report, is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms. Disclosure controls are also designed to reasonably assure that such information is accumulated and communicated to our management, including the CEO and CFO, as appropriate to allow timely decisions regarding required disclosure. Disclosure controls and procedures, no matter how well designed and implemented, can provide only reasonable assurance of achieving an entity’s disclosure objectives. The likelihood of achieving such objectives is affected by limitations inherent in disclosure controls and procedures. These include the fact that human judgment in decision-making can be faulty and that breakdowns in internal control can occur because of human failures such as simple errors, mistakes or intentional circumvention of the established processes.

At the end of the period covered by this report, Unified’s management, with the participation of our Chief Executive Officer and Chief Financial Officer, carried out an evaluation of the effectiveness of our disclosure controls and procedures (as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934). Except as discussed below, our Chief Executive Officer and Chief Financial Officer concluded that these disclosure controls and procedures were effective at the reasonable assurance level described above as of the end of the period covered in this report.

Changes in internal controls over financial reporting.    Management, with the participation of the Chief Executive Officer and Chief Financial Officer of the Company, has evaluated any changes in the Company’s internal control over financial reporting that occurred during the fourth quarter of our fiscal year ended October 1, 2005. Except as discussed below, management, the Chief Executive Officer and the Chief Financial Officer of the Company have concluded that no change in our internal control over financial reporting (as defined in Rule 13a-15(f) under the Securities Exchange Act of 1934) occurred during the fourth quarter of our fiscal year ended October 1, 2005 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

In the fourth quarter of fiscal 2005, the Company became aware of a material weakness relating to the Company’s internal control over financial reporting with respect to its promotions tracking system. In June 2005, the Company made a modification to the promotions tracking system that was installed during 2004. This system will enable the Company to better monitor the cash flows relating to promotions and evaluate the factors influencing the effectiveness of promotional activities. Subsequent to the implementation of this modification, the Company discovered a limitation in the reporting capabilities of the system that could lead to a material misstatement in our financial statements. Upon discovering this limitation, the Company performed extensive alternative analysis and we are satisfied that this has not resulted in a misstatement of the information presented in our current or previously issued financial statements. We are working vigorously to remediate and resolve this internal control deficiency and expect to remedy the matter in the near future.

The Company is a non-accelerated filer and is required to comply with the internal control reporting and disclosure requirements of Section 404 of the Sarbanes-Oxley Act for fiscal years ending on or after July 15, 2007. The Company is currently in the documentation phase of its Section 404 compliance and will comply with these disclosure requirements for its fiscal year ending September 29, 2007.

Item 9B.    OTHER INFORMATION

None.

Part III

Item 10.    DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

Information regarding the directors of Unified is incorporated from the information under the captions “Election of Directors,” “Board Meetings and Committees,” “Section 16(a) Beneficial Ownership Reporting Compliance” and “Code of Financial Ethics” in the Company’s Proxy Statement for its 2006 Annual Meeting of Shareholders to be filed within 120 days after the end of the most recent fiscal year.

The Company has adopted a code of ethics that applies to the Company’s principal executive officer, principal financial officer and principal accounting officer. The code of ethics has been posted to the Company’s Internet website at www.uwgrocers.com. The Company intends to satisfy disclosure requirements regarding amendments to, or waivers from, any provisions of its code of ethics on its website.

The following table sets forth certain information about executive, senior and other officers that have direct financial reporting responsibilities. Information on all other officers will be provided in the Company’s Annual Report.

Officer’s Name	Age	Business Experience During Last Five Years
Alfred A. Plamann	63	President and Chief Executive Officer since February 1994.
Robert M. Ling, Jr.	48	Executive Vice President, General Counsel and Secretary since November 1999.
Richard J. Martin	60	Executive Vice President, Finance & Administration and Chief Financial Officer since November 1999.
Philip S. Smith	55	Executive Vice President, Chief Marketing / Procurement Officer since October 2003; Senior Vice President, Procurement, November 1999 to October 2003.
Daniel J. Murphy	59	Senior Vice President, Retail Support Services and President, SavMax Foods, Inc., since July 2001; Senior Vice President, Retail Support Services, October 2000 to June 2001.
Rodney L. VanBebber	50	Senior Vice President, Distribution since January 2000.
Christine Neal	52	Vice President and Treasurer since March 2003; Financial Consultant, April 1999 to February 2003.
Joseph A. Ney	57	Vice President, Insurance since November 1998.
Randall G. Scoville	45	Vice President, Accounting and Chief Accounting Officer since October 2005; Chief Financial Officer, Cardenas Markets, Inc., January 2004 to October 2005; Financial Consultant, July 2002 to December 2003; Chief Financial Officer, Trader Joe’s Company, April 1999 to June 2002.

Item 11.    EXECUTIVE COMPENSATION

Incorporated by reference from the information under the captions “Compensation Committee Interlocks and Insider Participation,” “Report of Compensation Committee on Executive Compensation,” “Executive Officer Compensation” and “Director Compensation” in the Company’s Proxy Statement for its 2006 Annual Meeting of Shareholders to be filed within 120 days after the end of the most recent fiscal year.

Item 12. SECURITY	OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED SHAREHOLDER MATTERS

Incorporated by reference from the information under the caption “Security Ownership of Directors and Officers” in the Company’s Proxy Statement for its 2006 Annual Meeting of Shareholders to be filed within 120 days after the end of the most recent fiscal year.

Item 13.    CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

Entities with which directors are affiliated, as Members of Unified, purchase groceries and related products and services from Unified in the ordinary course of business pursuant to published terms or according to the provisions of individually negotiated supply agreements. As Members, firms with which directors are affiliated may receive various benefits including patronage dividends, allowances and retail support services. Unified makes a variety of benefits available to Members on a negotiated basis. Unified has provided to its Members loan financing in the form of direct loans and loan guarantees; provided lease guarantees and subleases; as well as invested directly in Members who are sometimes affiliated with directors of the Company. In addition, Unified may also enter into other agreements with Members which are affiliated with directors of the Company, as well as agreements with its executive officers. See Note 20 of Notes to Consolidated Financial Statements in Item 8, “Financial Statements and Supplementary Data”, which is incorporated herein by this reference, for a description of related party transactions. Additional information is incorporated by reference from the information under the captions “Compensation Committee Interlocks and Insider Participation,” “Transactions with Management and Other Persons” in the Company’s Proxy Statement for its 2006 Annual Meeting of Shareholders to be filed within 120 days after the end of the most recent fiscal year.

The Company entered into a supply agreement with Super Center Concepts, Inc (“Superior”) dated December 20, 2001. Mimi Song, a principal owner of Superior, is a director of the Company. A question has arisen regarding the interpretation of a provision in the agreement that relates to required purchase levels. The parties are in discussions regarding a resolution of the matter.

Item 14.    PRINCIPAL ACCOUNTANT FEES AND SERVICES

Incorporated by reference from the information under the caption “Independent Registered Public Accounting Firm” in the Company’s Proxy Statement for its 2006 Annual Meeting of Shareholders to be filed within 120 days after the end of the most recent fiscal year.

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

(a) (1) Consolidated Financial Statements:

•	Report of Independent Registered Public Accounting Firm.

•	Consolidated Balance Sheets as of October 1, 2005 and October 2, 2004.

•	Consolidated Statements of Earnings and Comprehensive Earnings for the fiscal years ended October 1, 2005, October 2, 2004 and September 27, 2003.

•	Consolidated Statements of Shareholders’ Equity for the fiscal years ended October 1, 2005, October 2, 2004 and September 27, 2003.

•	Consolidated Statements of Cash Flows for the fiscal years ended October 1, 2005, October 2, 2004, and September 27, 2003.

•	Notes to Consolidated Financial Statements.

    (2) Financial Statement Schedule:

•	Schedule II—Valuation and Qualifying Accounts for the fiscal years ended October 1, 2005, October 2, 2004, and September 27, 2003.

All other financial statement schedules for which provision is made in the applicable accounting regulations of the SEC are not required under the instructions to Item 8 or are inapplicable and therefore have been omitted.

    (3) Exhibits:

See Item 15 (b) below.

(b) Exhibits

The following documents are filed as part of this Annual Report on Form 10-K:

Exhibit No.	Description
3.1	Amended and Restated Articles of Incorporation of the Registrant, as amended (incorporated by reference to Exhibit 3.1 to the Registrant’s Quarterly Report on Form 10-Q for the fiscal quarter ended March 29, 2003, File No. 000-10815).

3.2	Bylaws of the Registrant, as amended (incorporated by reference to Exhibit 3.2 to the Registrant’s Annual Report on Form 10-K for the fiscal year ended September 27, 2003, filed on December 16, 2003, File No. 000-10815).

4.1	Retail Grocer Application and Agreement for Continuing Service Affiliation with Unified Western Grocers, Inc. and Pledge Agreement (incorporated by reference to Exhibit 4.7 to Amendment No. 2 to Form S-1 Registration Statement of the Registrant filed on December 31, 1981, File No. 2-70069).

4.2	Retail Grocer Application and Agreement for Service Affiliation with and the Purchase of Shares of Unified Western Grocers, Inc. and Pledge Agreement (incorporated by reference to Exhibit 4.2 to Post Effective Amendment No. 7 to Form S-2 Registration Statement of the Registrant filed on December 13, 1989, File No. 33-19284).

4.3	Copy of Application and Agreement for Service Affiliation as a Member-Patron/Affiliate with Unified Western Grocers, Inc. and Pledge and Security Agreement (incorporated by reference to Exhibit 4.1 to the Registrant’s Quarterly Report on Form 10-Q for the fiscal quarter ended April 1, 2000, File No. 000-10815).

4.4	Copy of Application and Agreement for Service Affiliation as an Associate Patron with Unified Western Grocers, Inc. and Pledge and Security Agreement (incorporated by reference to Exhibit 4.2 to the Registrant’s Quarterly Report on Form 10-Q for the fiscal quarter ended April 1, 2000, File No. 000-10815).

4.5	Agreement respecting directors’ shares (incorporated by reference to Exhibit 4.9 to Amendment No. 2 to Form S-1 Registration Statement of the Registrant filed on December 31, 1981, File No. 2-70069).

4.6	Subordination Agreement (Member-Patron-1988) (incorporated by reference to Exhibit 4.4 to Post-Effective Amendment No. 4 to Form S-2 Registration Statement of the Registrant filed on July 15, 1988, File No. 33-19284).

4.7	Subordination Agreement (Associate Patron-1988) (incorporated by reference to Exhibit 4.5 to Post-Effective Amendment No. 4 to Form S-2 Registration Statement of the Registrant filed on July 15, 1988, File No. 33-19284).

4.8	Subordination Agreement (New Member-Patron-1988) (incorporated by reference to Exhibit 4.6 to Post-Effective Amendment No. 4 to Form S-2 Registration Statement of the Registrant filed on July 15, 1988, File No. 33-19284).

4.9	Subordination Agreement (New Associate Patron-1988) (incorporated by reference to Exhibit 4.7 to Post-Effective Amendment No. 4 to Form S-2 Registration Statement of the Registrant filed on July 15, 1988, File No. 33-19284).

4.10	Copy of Member Patron/Affiliate Subordination Agreement (Subordination of Required Deposit) (incorporated by reference to Exhibit 4.10 to Registrant’s Form 10-K for the fiscal year ended September 29, 2001 filed on December 27, 2001, File No. 000-10815).

4.11	Copy of Associate-Patron Subordination Agreement (Subordination of Required Deposit Agreement (incorporated by reference to Exhibit 4.11 to Registrant’s Form 10-K for the fiscal year ended September 29, 2001 filed on December 27, 2001, File No. 000-10815).

Exhibit No.	Description
4.12	Form of Class A Share Certificate (incorporated by reference to Exhibit 4.12 to the Registrant’s Annual Report on Form 10-K for the fiscal year ended September 30, 2000, filed on December 26, 2000, File No. 000-10815).

4.13	Form of Class B Share Certificate (incorporated by reference to Exhibit 4.13 to the Registrant’s Annual Report on Form 10-K for the fiscal year ended September 30, 2000, filed on December 26, 2000, File No. 000-10815).

4.14	Amended and Restated Loan Purchase and Servicing Agreement Dated as of December 7, 2001 between Grocers Capital Company and National Consumer Cooperative Bank (incorporated by reference to Exhibit 10.1 to the Registrant’s Annual Report on Form 10-K for the fiscal year ended September 28, 2002, filed on January 13, 2003, File No. 000-10815).

4.15	Amended and Restated Credit Agreement dated as of December 7, 2001 among Grocers Capital Company, the lenders listed therein and National Cooperative Bank, as agent (incorporated by reference to Exhibit 10.1 to the Registrant’s Annual Report on Form 10-K for the fiscal year ended September 28, 2002, filed on January 13, 2003, File No. 000-10815).

4.16	Amended and Restated Loan Purchase Agreement (Existing Program) dated January 30, 1998 among United Resources, Inc., United Grocers, Inc. (predecessor-in-interest to the Registrant) and National Consumer Cooperative Bank (incorporated by reference to Exhibit 4.D1 to United Grocers, Inc. Annual Report on Form 10-K for the fiscal year ended October 2, 1998 filed on January 30, 1999, File No. 002-60487, as amended).

4.17	Amended and Restated Loan Purchase Agreement (Holdback Program) dated January 30, 1998 among United Resources, Inc., United Grocers, Inc. (predecessor-in-interest to the Registrant) and National Consumer Cooperative Bank (incorporated by reference to Exhibit 4.D2 to United Grocers, Inc. Annual Report on Form 10-K for the fiscal year ended October 2, 1998 filed on January 30, 1999, File No. 002-60487, as amended).

4.18	Guarantee dated September 29, 1999 by the Registrant of debt securities of United Grocers, Inc. (predecessor-in-interest to the Registrant) issued pursuant to that certain Indenture dated as of February 1, 1978, and as subsequently amended and supplemented, by and between United Grocers, Inc., and State Street Bank and Trust Company (incorporated by reference to Exhibit 4.1 to the Registrants Current Report on Form 8-K filed on October 13, 1999, File No. 000-10815).

4.19	Note purchase Agreement dated as of September 29, 1999 by and among Registrant and the persons listed on Schedule I thereto (incorporated by reference to Exhibit 10.1 to the Registrant’s Current report on Form 8-K filed on October 13, 1999, File No. 000-10815).

4.20	Amendment No. 1 and Limited Waiver to Note Purchase Agreement, dated as of September 14, 2000, by and among Registrant and the Noteholders listed on the signature pages thereto (incorporated by reference to Exhibit 4.24 to the Registrant’s Annual Report on Form 10-K for the fiscal year ended September 30, 2000, filed on December 26, 2000, File No. 000-10815).

4.21	Second Amendment to Note Purchase Agreement and Notes dated as of March 27, 2002 by and among the Registrant and the Noteholders on the signature pages thereto (incorporated by reference to Exhibit 4.24.1 to the Registrant’s Quarterly Report on Form 10-Q for the fiscal quarter ended March 30, 2002, filed on May 14, 2002, File No. 000-10815).

4.22	Third Amendment to Note Purchase Agreement and Notes dated as of December 31, 2002 by and among the Registrant and the Noteholders on the signature pages thereto (incorporated by reference to Exhibit 10.1 to the Registrant’s Annual Report on Form 10-K for the fiscal year ended September 28, 2002, filed on January 13, 2003, File No. 000-10815).

4.23	Secured Revolving Credit Agreement dated as of September 29, 1999, by and among Registrant, the Lenders named therein and Rabobank Nederland, New York Branch (incorporated by reference to Exhibit 10.2 to the Registrant’s Current report on Form 8-K filed on October 13, 1999, File No. 000-10815).

4.24	Amendment No. 1 to Secured Revolving Credit Agreement dated as of November 18, 1999 by and among Registrant, the Lenders named therein and Rabobank Nederland, New York Branch (incorporated by reference to Exhibit 4.26 to the Registrant’s Annual Report on Form 10-K for the fiscal year ended September 30, 2000, filed on December 26, 2000, File No. 000-10815).

Exhibit No.	Description
4.25	Amendment No. 2 and Limited Waiver to Secured Revolving Credit Agreement dated as of July, 2000 by and among Registrant, the Lenders named therein and Rabobank Nederland, New York Branch (incorporated by reference to Exhibit 4.27 to the Registrant’s Annual Report on Form 10-K for the fiscal year ended September 30, 2000, filed on December 26, 2000, File No. 000-10815).

4.26	Amendment No. 3 to Secured Revolving Credit Agreement dated as of December 7, 2001 by and among the Registrant, the Lenders named therein and Rabobank Nederland, New York Branch (incorporated by reference to Exhibit 4.27.1 to the Registrant’s Annual Report on Form 10-K for the fiscal year ended September 29, 2001, filed on December 27, 2001, File No. 000-10815).

4.27	Copy of indenture dated as of February 1, 1978, between Unified Western Grocers, Inc. (as successor to United Grocers, Inc.) and United States National Bank of Oregon, as trustee, relating to Unified Western Grocers, Inc.’s Capital Investment Notes (incorporated by reference to Exhibit 4.1 to United Grocers, Inc.’s registration Statement on Form S-1, No. 2-60488).
4.28	Copy of supplemental indenture dated as of January 27, 1989, between Unified Western Grocers, Inc. (as successor to United Grocers, Inc.) and United States National Bank of Oregon, as trustee, relating to Unified Western Grocers, Inc.’s Series F 5% Subordinated Redeemable Capital Investment Notes (incorporated by reference to Exhibit 4.G to the United Grocers, Inc. Form 10-K for the fiscal year ended September 30, 1989).

4.29	Copy of supplemental indenture dated as of January 22, 1991, between Unified Western Grocers, Inc. (as successor to United Grocers, Inc.) and United States National Bank of Oregon, as trustee, relating to Unified Western Grocers, Inc.’s Series G 5% Subordinated Redeemable Capital Investment Notes (incorporated by reference to Exhibit 4.D to the United Grocers, Inc. Registration Statement on Form S-2, No. 33-38617).

4.30	Copy of supplemental indenture dated as of July 6, 1992, between Unified Western Grocers, Inc. (as successor to United Grocers, Inc.) and United States National Bank of Oregon, as trustee, relating to Unified Western Grocers, Inc.’s Series H 5% Subordinated Redeemable Capital Investment Notes (incorporated by reference to Exhibit 4.C to the United Grocers, Inc. Registration Statement on Form S-2, No. 33-49450).

4.31	Copy of supplemental indenture dated as of January 9, 1995, between Unified Western Grocers, Inc. (as successor to United Grocers, Inc.) and First Bank National Association, as trustee, relating to Unified Western Grocers, Inc.’s Series J 5% Subordinated Redeemable Capital Investment Notes (incorporated by reference to Exhibit 4.C to the United Grocers, Inc. Registration Statement on Form S-2, No. 33-57199).

4.32	Form of Indenture between the Registrant and U.S. Bank, N.A., as Trustee, relating to $4,000,000 Subordinated Patronage Dividend Certificates Due December 15, 2007 (incorporated by reference to Exhibit 4.35 to the Registrant’s Registration Statement on Form S-2, filed on February 28, 2003, File No. 333-103535).

4.33	Form of Subordinated Patronage Dividend Certificate Due December 15, 2007 (included in Exhibit 4.32).

4.34	Secured Revolving Credit Agreement dated as of December 5, 2003, by and among Registrant, the Lenders named therein and Harris Trust and Savings Bank (incorporated by reference to Exhibit 4.34 to the Registrant’s Annual Report on Form 10-K for the fiscal year ended September 27, 2003, filed on December 16, 2003, File No. 000-10815).

4.35	Security Agreement dated as of December 5, 2003, by and among Registrant, the Lenders named therein and Harris Trust and Savings Bank relating to the Secured Revolving Credit Agreement dated as of December 5, 2003, by and among Registrant, the Lenders named therein and Harris Trust and Savings Bank (incorporated by reference to Exhibit 4.35 to the Registrant’s Annual Report on Form 10-K for the fiscal year ended September 27, 2003, filed on December 16, 2003, File No. 000-10815).

10.1**	Amended and Restated Unified Western Grocers, Inc. Cash Balance Plan effective January 1, 2002, as amended (incorporated by reference to Exhibit 10.1 to the Registrant’s Annual Report on Form 10-K for the fiscal year ended September 28, 2002, filed on January 13, 2003, File No. 000-10815).

10.1.1*	Amendment No. 2 to the Unified Western Grocers, Inc. Cash Balance Plan, amended as of November 15, 2004.

10.1.2*	Amendment No. 3 to the Unified Western Grocers, Inc. Cash Balance Plan, amended as of November 15, 2004.

10.1.3*	Amendment No. 4 to the Unified Western Grocers, Inc. Cash Balance Plan, amended as of August 8, 2005.

Exhibit No.	Description
10.2**	Amended and Restated Deferred Compensation Plan dated as of May 1, 1999 (incorporated by reference to Exhibit 10.2 to the Registrant’s Annual Report on Form 10-K for the fiscal year ended August 28, 1999 filed on November 14, 1999, File No. 000-10815).

10.3**	Amended and Restated Unified Western Grocers, Inc. Employees’ Sheltered Savings Plan (incorporated by reference to Exhibit 10.1 to the Registrant’s Quarterly Report on Form 10-Q for the fiscal quarter ended December 29, 2001 filed on February 19, 2002, File No. 000-10815).

10.3.1*	Amendment No. 1 to the Unified Western Grocers, Inc. Employees’ Sheltered Savings Plan, amended as of June 11, 2002.

10.3.2*	Amendment No. 2 to the Unified Western Grocers, Inc. Employees’ Sheltered Savings Plan, amended as of September 1, 2003.

10.3.3*	Amendment No. 3 to the Unified Western Grocers, Inc. Employees’ Sheltered Savings Plan, amended as of December 19, 2003.

10.3.4*	Amendment No. 4 to the Unified Western Grocers, Inc. Employees’ Sheltered Savings Plan, amended as of November 15, 2004.

10.3.5*	Amendment No. 5 to the Unified Western Grocers, Inc. Employees’ Sheltered Savings Plan, amended as of August 17, 2005.

10.4.1**	Unified Western Grocers, Inc., Executive Salary Protection Plan II (“ESPP II”), Master Plan Document, effective January 4, 1995 (incorporated by reference to Exhibit 10.4 to the Registrant’s Annual Report on Form 10-K for the fiscal year ended September 2, 1995 filed on December 1, 1995, File No. 000-10815).

10.4.2**	Amendment No. 1999-I to Unified Western Grocers, Inc. Executive Salary Protection Plan II, effective as of January 1, 1999 (incorporated by reference to Exhibit 10.5 to the Registrant’s Form 10-Q for the quarterly period ended December 31, 2000, filed on February 13, 2001, File No. 000-10815).

10.4.3**	Amendment No. 2000-I to Unified Western Grocers, Inc. Executive Salary Protection Plan II, effective as of January 1, 2000 (incorporated by reference to Exhibit 10.6 to the Registrant’s Form 10-Q for the quarterly period ended December 31, 2000, filed on February 13, 2001, File No. 000-10815).

10.4.4**	Amended and Restated Unified Western Grocers, Inc. Executive Salary Protection Plan II, effective as of January 1, 2003.

10.5**	Master Trust Agreement For Unified Western Grocers, Inc. Executive Salary Protection Plan II, dated as of April 28, 1995 (incorporated by reference to Exhibit 10.5 to the Registrant’s Annual Report on Form 10-K for the fiscal year ended September 2, 1995 filed on December 1, 1995, File No. 000-10815).

10.6**	Unified Western Grocers, Inc. Executive Insurance Plan Split dollar Agreement and Schedule of Executive Officers party thereto (incorporated by reference to Exhibit 10.6 to the Registrant’s Annual Report on Form 10-K for the fiscal year ended September 2, 1995 filed on December 1, 1995, File No. 000-10815).

10.7**	Comprehensive Amendment to Unified Western Grocers, Inc. Employees’ Excess Benefit Plan dated as of December 5, 1995 (incorporated by reference to Exhibit 10.7 to the Registrant’s Annual Report on Form 10-K for the fiscal year ended August 30, 1997 filed on November 28, 1997, File No. 000-10815).

10.8**	Comprehensive Amendment to Unified Western Grocers, Inc. Employees’ Supplemental Deferred Compensation Plan dated as of December 5, 1995 (incorporated by reference to Exhibit 10.8 to the Registrant’s Annual Report on Form 10-K for the fiscal year ended August 30, 1997 filed on November 28, 1997, File No. 000-10815).

10.9**	Amended and Restated Unified Western Grocers, Inc. Employee Savings Plan (incorporated by reference to Exhibit 10.2 to the Registrant’s Quarterly Report on Form 10-Q for the fiscal quarter ended December 29, 2001 filed on February 19, 2002, File No. 000-10815).

10.10**	Unified Western Grocers, Inc. Early Retirement Program (incorporated by reference to Exhibit 10.28 to the Form S-4 Registration Statement filed on August 26, 1999, File No. 333-05917).

Exhibit No.	Description
10.11	Lease, dated as of December 23, 1986, between Cercor Associates and Grocers Specialty Company (incorporated by reference to Exhibit 10.8 to Form S-2 Registration Statement of the Registrant filed on September 2, 1993, File No. 33-68288).

10.12	Expansion Agreement, dated as of May 1, 1991, and Industrial Lease, dated as of May 1, 1991, between Dermody Properties and the Registrant (incorporated by reference to Exhibit 10.9 to Form S-2 Registration Statement of the Registrant filed on September 2, 1993, File No. 33-68288).

10.13	Lease Amendment, dated June 20, 1991, between Dermody Properties and the Registrant (incorporated by reference to Exhibit 10.9.1 to Form S-2 Registration Statement of the Registrant filed on September 2, 1993, File No. 33-68288).

10.14	Lease Amendment, dated October 18, 1991, between Dermody Properties and the Registrant (incorporated by reference to Exhibit 10.9.2 to Form S-2 Registration Statement of the Registrant filed on September 2, 1993, File No. 33-68288).

10.15	Commercial Lease-Net dated December 6, 1994 between TriNet Essential Facilities XII and the Registrant (incorporated by reference to Exhibit 10.17 to the Registrant’s Annual Report on Form 10-K for the fiscal year ended September 2, 1995 filed on December 1, 1995, File No. 0-10815).

10.16	Purchase Agreement dated November 21, 1994 between the Registrant and TriNet Corporate Realty Trust, Inc. (incorporated by reference to Exhibit 10.18 to the Registrant’s Annual Report on Form 10-K for the fiscal year ended September 2, 1995 filed on December 1, 1995, File No. 000-10815).

10.17**	Form of Employment Agreement between the Company and Alfred A. Plamann (incorporated by reference to Exhibit 10.19 to Form S-4 Registration Statement of the Registrant filed on August 26, 1999, File No. 333-85917).

10.18**	Amendment to Employment Agreement dated as of August 1999, between the Registrant and Alfred A. Plamann (incorporated by reference to Exhibit 10.27 to Form S-4 Registration Statement of the Registrant filed on August 26, 1999, File No. 333-85917).

10.19**	Second Amendment to Employment Agreement dated as of April 2001, between registrant and Alfred A. Plamann (incorporated by reference to Exhibit 10.51 to the Registrant’s Form 10-Q for the quarterly period ended June 30, 2001, filed on August 14, 2001, File No. 000-10815).

10.19.1**	Third Amendment to Employment Agreement dated as of August 2003, between Registrant and Alfred A. Plamann (incorporated by reference to Exhibit 10.19.1 to the Registrant’s Annual Report on Form 10-K for the fiscal year ended September 27, 2003, filed on December 16, 2003, File No. 000-10815).
10.20**	Form of Indemnification Agreement between the Company and each Director and Officer (incorporated by reference to Exhibit A to the Registrant’s Proxy Statement dated February 24, 1997 filed on February 24, 1997, File No. 000-10815).

10.21**	Annual Incentive Plan for Chief Executive Officer (incorporated by reference to Exhibit 10.23 to the Registrant’s Annual Report on Form 10-K for the fiscal year ended August 30, 1997 filed on November 28, 1997, File No. 000-10815).

10.22**	Annual Incentive Plan for Senior Management (incorporated by reference to Exhibit 10.24 to the Registrant’s Annual Report on Form 10-K for the fiscal year ended August 30, 1997 filed on November 28, 1997, File No. 000-10815).

10.23	Sublease Agreement dated October 27, 1991 for the Eugene Store between United Grocers, Inc. (predecessor-in-interest to the Registrant) and a corporation in which Richard L. Wright, a director of the Registrant, has an interest (incorporated by reference to Exhibit 10.H1 of United Grocers, Inc. Annual Report on Form 10-K for the fiscal year ended October 2, 1998 filed on January 20, 1999, File No. 002-60487).

10.28	Loan guaranties dated June 12, 1980 and September 30, 1988, given by United Grocers, Inc. (predecessor-in-interest to the Registrant) for the benefit of C&K Market, Inc., an affiliate of Raymond L. Nidiffer (incorporated by reference to Exhibit 10.I12 to United Grocers’ Form 10-K for the fiscal year ended September 30, 1989).

Exhibit No.	Description
10.29	Agreement for Purchase and Sale and Escrow Instructions dated September 17, 1997, between United Grocers, Inc. (predecessor-in-interest to the Registrant) and C&K Market, Inc., an affiliate of Raymond L. Nidiffer (incorporated by reference to Exhibit 10.I5 to United Grocers, Inc.’s Form 10-K for the fiscal year ended October 2, 1998 filed on January 20, 1999, File No. 002-60487).

10.30	Stock Purchase Agreement dated November 17, 1997, by and among United Grocers, Inc. (predecessor-in-interest to the Registrant) and C&K Market, an affiliate of Raymond L. Nidiffer (incorporated by reference to Exhibit 10.I6 to Form 10-K of United Grocers, Inc. filed on January 20, 1999, File No. 002-60487).

10.31	Stock Purchase Agreement dated March 26, 1999 by and among Grocers Capital Company, K.V. Mart Co., an affiliate of Darioush Khaledi, Khaledi Family Partnership I, Khaledi Family Trust dated May 17, 1995, and Parviz Vazin and Vida Vazin (incorporated by reference to Exhibit 10.35 to the Registrant’s Annual Report on Form 10-K for the fiscal year ended September 30, 2000, filed on December 26, 2000, File No. 000-10815).

10.32	Pledge Agreement dated March 26, 1999 by Khaledi Family Partnership I, Khaledi Family Trust dated May 17, 1995, and Parviz Vazin and Vida Vazin in favor of Grocers Capital Company (incorporated by reference to Exhibit 10.36 to the Registrant’s Annual Report on Form 10-K for the fiscal year ended September 30, 2000, filed on December 26, 2000, File No. 000-10815).

10.33	Guaranty dated March 26, 1999 by K.V. Mart Co. in favor of Grocers Capital Company (incorporated by reference to Exhibit 10.37 to the Registrant’s Annual Report on Form 10-K for the fiscal year ended September 30, 2000, filed on December 26, 2000, File No. 000-10815).

10.34	Term Loan Agreement dated as of May 12, 2000 between K.V. Mart Co. and Unified Western Grocers, Inc. relating to a $7,000,000 Promissory Note due May 12, 2005 in favor of Unified Western Grocers, Inc. by K.V. Mart Co. (incorporated by reference to Exhibit 10.38 to the Registrant’s Form 10-Q for the quarterly period ended July 1, 2000 filed on August 17, 2000, File No. 000-10815).

10.35	Security Agreement dated as of May 12, 2000 between K.V. Mart Co. and Unified Western Grocers, Inc. relating to the Term Loan Agreement dated as of May 12, 2000 between K.V. Mart Co. and Unified Western Grocers, Inc. (incorporated by reference to Exhibit 10.39 to the Registrant’s Form 10-Q for the quarterly period ended July 1, 2000 filed on August 17, 2000, File No. 000-10815).

10.36	Guaranty dated as of May 12, 2000 by Darioush Khaledi and Shahpar Khaledi, husband and wife, Darioush Khaledi, as Trustee of the Khaledi Family Trust under Declaration of Trust dated May 17, 1995, K.V. Property Company, and Parviz Vazin and Vida Vazin in favor of Unified Western Grocers, Inc. issued pursuant to that certain Term Loan Agreement dated as of May 12, 2000 between K.V. Mart Co. and Unified Western Grocers, Inc. (incorporated by reference to Exhibit 10.40 to the Registrant’s Form 10-Q for the quarterly period ended July 1, 2000 filed on August 17, 2000, File No. 000-10815).
10.37	Stock Collateral Acknowledgement and Consent dated as of May 12, 2000 executed by the shareholders of K.V. Mart Co. (incorporated by reference to Exhibit 10.41 to the Registrant’s Form 10-Q for the quarterly period ended July 1, 2000 filed on August 17, 2000, File No. 000-10815).

10.38	Preferred Stock Purchase Agreement by and between C & K Market, Inc. and Unified Western Grocers, Inc. dated as of December 19, 2000 (incorporated by reference to Exhibit 10.47 to the Registrant’s Form 10-Q for the quarterly period ended December 31, 2000, filed on February 13, 2001, File No. 000-10815).

10.39	Shareholders Agreement by and among Unified Western Grocers, Inc., C & K Market, Inc. and designated shareholders of C & K Market, Inc. dated as of December 19, 2000 (incorporated by reference to Exhibit 10.48 to the Registrant’s Form 10-Q for the quarterly period ended December 31, 2000, filed on February 13, 2001, File No. 000-10815).

10.40**	Form of Severance Agreement for Executive Vice Presidents with Three Years or More in an Officer Position executed by Robert M. Ling, Jr., Richard J. Martin and Charles J. Pilliter (incorporated by reference to Exhibit 10.49 to the Registrant’s Form 10-Q for the quarterly period ended December 31, 2000, filed on February 13, 2001, File No. 000-10815).

Exhibit No.	Description
10.41**	Form of Severance Agreement for Vice Presidents, Senior Vice Presidents and Executive Vice Presidents with Less Than Three Years in an Officer Position executed by Philip S. Smith, Rodney L. Van Bebber, Daniel J. Murphy, John C. Bedrosian, William O. Coté, Dirk T. Davis, Luis de la Mata, Stanley G. Eggink, Joseph L. Falvey, Carolyn S. Fox, Don Gilpin, Gary C. Hammett, Gary S. Herman, Joseph A. Ney, David A. Woodward (incorporated by reference to Exhibit 10.50 to the Registrant’s Form 10-Q for the quarterly period ended December 31, 2000, filed on February 13, 2001, File No. 000-10815).

10.42	Form of Subordinated Redemption Note—Excess Class B Shares (incorporated by reference to Exhibit 10.50 to Registrant’s Form 10-K for the fiscal year ended September 29, 2001 filed on December 27, 2001, File No. 000-10815).

10.43	Agreement relating to the Registrant’s five-year interest rate collar (incorporated by reference to Exhibit 10.51 to Amendment No. 2 to Registrant’s Registration Statement on Form S-2 filed on May 1, 2002).

10.44	Smart & Final Supply Agreement Dated May 16, 2003 (incorporated by reference to Exhibit 10.45 to Registrant’s Form 10-Q for the fiscal quarter ended June 28, 2003 filed on August 8, 2003, File No. 000-10815).

10.45	Promissory Note dated June 4, 1996, due on demand in favor of Grocers Capital Company by Robert M. Ling, Jr. (incorporated by reference to Exhibit 10.45 to the Registrant’s Annual Report on Form 10-K for the fiscal year ended September 27, 2003, filed on December 16, 2003, File No. 000-10815).

10.46	Promissory Note dated December 6, 2000, due on demand in favor of Grocers Capital Company by Daniel J. Murphy and Debra A. Murphy (incorporated by reference to Exhibit 10.46 to the Registrant’s Annual Report on Form 10-K for the fiscal year ended September 27, 2003, filed on December 16, 2003, File No. 000-10815).

10.47	Purchase and Sale Agreement with Joint Escrow Instructions dated as of June 19, 2003, by and between Registrant and The Alamo Group, Inc. (incorporated by reference to Exhibit 10.47 to the Registrant’s Annual Report on Form 10-K for the fiscal year ended September 27, 2003, filed on December 16, 2003, File No. 000-10815).

10.48	Addendum to Purchase and Sale Agreement with Joint Escrow Instructions dated as of June 25, 2003, by and between Registrant and The Alamo Group, Inc. relating to the Purchase and Sale Agreement with Joint Escrow Instructions dated as of June 19, 2003, by and between Registrant and The Alamo Group, Inc. (incorporated by reference to Exhibit 10.48 to the Registrant’s Annual Report on Form 10-K for the fiscal year ended September 27, 2003, filed on December 16, 2003, File No. 000-10815).

10.49	First Amendment to Purchase and Sale Agreement with Joint Escrow Instructions dated as of July 31, 2003, by and between Registrant and The Alamo Group, Inc. relating to the Purchase and Sale Agreement with Joint Escrow Instructions dated as of June 19, 2003, by and between Registrant and The Alamo Group, Inc. (incorporated by reference to Exhibit 10.49 to the Registrant’s Annual Report on Form 10-K for the fiscal year ended September 27, 2003, filed on December 16, 2003, File No. 000-10815).

10.50	Second Amendment to Purchase and Sale Agreement with Joint Escrow Instructions dated as of August 15, 2003, by and between Registrant and The Alamo Group, Inc. relating to the Purchase and Sale Agreement with Joint Escrow Instructions dated as of June 19, 2003, by and between Registrant and The Alamo Group, Inc. (incorporated by reference to Exhibit 10.50 to the Registrant’s Annual Report on Form 10-K for the fiscal year ended September 27, 2003, filed on December 16, 2003, File No. 000-10815).
10.51	Third Amendment to Purchase and Sale Agreement with Joint Escrow Instructions dated as of August 22, 2003, by and between Registrant and The Alamo Group, Inc. relating to the Purchase and Sale Agreement with Joint Escrow Instructions dated as of June 19, 2003, by and between Registrant and The Alamo Group, Inc. (incorporated by reference to Exhibit 10.51 to the Registrant’s Annual Report on Form 10-K for the fiscal year ended September 27, 2003, filed on December 16, 2003, File No. 000-10815).

Exhibit No.	Description

10.52	Fourth Amendment to Purchase and Sale Agreement with Joint Escrow Instructions dated as of August 27, 2003, by and between Registrant and The Alamo Group, Inc. relating to the Purchase and Sale Agreement with Joint Escrow Instructions dated as of June 19, 2003, by and between Registrant and The Alamo Group, Inc. (incorporated by reference to Exhibit 10.52 to the Registrant’s Annual Report on Form 10-K for the fiscal year ended September 27, 2003, filed on December 16, 2003, File No. 000-10815).

10.53	Fifth Amendment to Purchase and Sale Agreement with Joint Escrow Instructions dated as of November 18, 2003, by and between Registrant and AH Investors, LLC relating to the Purchase and Sale Agreement with Joint Escrow Instructions dated as of June 19, 2003, by and between Registrant and The Alamo Group, Inc. (incorporated by reference to Exhibit 10.53 to the Registrant’s Annual Report on Form 10-K for the fiscal year ended September 27, 2003, filed on December 16, 2003, File No. 000-10815).

10.54	Operating Agreement of AH Investors, LLC dated as of November 26, 2003, by and among AH Investors, LLC, Hall Portola, Inc. and Alamo Group VIII, LLC (incorporated by reference to Exhibit 10.54 to the Registrant’s Form 10-Q for the fiscal quarter ended December 27, 2003 filed on February 10, 2004, File No. 000-10815).

10.55	Operating Agreement of TDH Investors, LLC dated as of November 26, 2003, by and among TDH Investors, LLC, Hall Portola, Inc. and Alamo Group VIII, LLC (incorporated by reference to Exhibit 10.55 to the Registrant’s Form 10-Q for the fiscal quarter ended December 27, 2003 filed on February 10, 2004, File No. 000-10815).

10.56	First Amendment to Agreement Regarding Assets dated as of December 19, 2003, by and among the Registrant, AH Investors, LLC and TDH Investors, LLC relating to the Fifth Amendment to Purchase and Sale Agreement with Joint Escrow Instructions dated as of November 18, 2003, by and between the Registrant and AH Investors, LLC (incorporated by reference to Exhibit 10.56 to the Registrant’s Form 10-Q for the fiscal quarter ended December 27, 2003 filed on February 10, 2004, File No. 000-10815).

10.57	Sixth Amendment to Purchase and Sale Agreement with Joint Escrow Instructions dated as of December 19, 2003, by and between the Registrant and AH Investors, LLC relating to the Purchase and Sale Agreement with Joint Escrow Instructions dated as of June 19, 2003, by and between the Registrant and The Alamo Group, Inc. (incorporated by reference to Exhibit 10.57 to the Registrant’s Form 10-Q for the fiscal quarter ended December 27, 2003 filed on February 10, 2004, File No. 000-10815).

10.58**	Form of Severance Agreement for Vice Presidents and Senior Vice Presidents, and Executive Vice Presidents with Less than Three Years in an Officer Position dated as of March 12, 2003, by and between the Registrant and Christine Neal (incorporated by reference to Exhibit 10.58 to the Registrant’s Form 10-Q for the fiscal quarter ended December 27, 2003 filed on February 10, 2004, File No. 000-10815).

10.59**	Form of Severance Agreement for Executive Vice Presidents with Three Years or More in an Officer Position dated as of October 2, 2003, by and between the Registrant and Philip S. Smith (incorporated by reference to Exhibit 10.59 to the Registrant’s Form 10-Q for the fiscal quarter ended December 27, 2003 filed on February 10, 2004, File No. 000-10815).

10.60	Series A Preferred Stock Exchange Agreement dated as of December 29, 2003, by and between C&K Market, Inc. and the Registrant (incorporated by reference to Exhibit 10.60 to the Registrant’s Form 10-Q for the fiscal quarter ended December 27, 2003 filed on February 10, 2004, File No. 000-10815).

10.61	Shareholders Agreement dated as of December 29, 2003, by and among the Registrant, C&K Market, Inc. and designated shareholders of C&K Market, Inc. (incorporated by reference to Exhibit 10.61 to the Registrant’s Form 10-Q for the fiscal quarter ended December 27, 2003 filed on February 10, 2004, File No. 000-10815).

10.62	Supply Agreement dated as of December 29, 2003, by and between the Registrant and C&K Market, Inc. (incorporated by reference to Exhibit 10.62 to the Registrant’s Form 10-Q for the fiscal quarter ended December 27, 2003 filed on February 10, 2004, File No. 000-10815).

Exhibit No.	Description

10.63	Continuing Guaranty dated as of December 29, 2003, by designated shareholders of C&K Market, Inc. in favor of the Registrant relating to the Series A Preferred Stock Exchange Agreement dated as of December 29, 2003, by and between C&K Market, Inc. and the Registrant (incorporated by reference to Exhibit 10.63 to the Registrant’s Form 10-Q for the fiscal quarter ended December 27, 2003 filed on February 10, 2004, File No. 000-10815).

10.64	Intercreditor and Subordination Agreement dated as of December 29, 2003, by and among designated subordinated creditors of C&K Market, Inc., C&K Market, Inc. and the Registrant (incorporated by reference to Exhibit 10.64 to the Registrant’s Form 10-Q for the fiscal quarter ended December 27, 2003 filed on February 10, 2004, File No. 000-10815).

10.65	Right of First Refusal Agreement dated as of December 29, 2003, by and among C&K Market, Inc., designated shareholders of C&K Market, Inc. and the Registrant (incorporated by reference to Exhibit 10.65 to the Registrant’s Form 10-Q for the fiscal quarter ended December 27, 2003 filed on February 10, 2004, File No. 000-10815).

10.66	Seventh Amendment to Purchase and Sale Agreement with Joint Escrow Instructions dated as of April 26, 2004, by and between the Registrant and AH Investors, LLC relating to the Purchase and Sale Agreement with Joint Escrow Instructions dated as of June 19, 2003, by and between the Registrant and The Alamo Group, Inc. (incorporated by reference to Exhibit 10.66 to the Registrant’s Form 10-Q for the fiscal quarter ended June 26, 2004 filed on August 3, 2004, File No. 000-10815).

10.67	Second Amended and Restated Loan Purchase and Service Agreement dated as of June 9, 2004, between Grocers Capital Company and National Consumer Cooperative Bank, as buyer (incorporated by reference to Exhibit 10.67 to the Registrant’s Form 10-Q for the fiscal quarter ended June 26, 2004 filed on August 3, 2004, File No. 000-10815).

10.68	Second Amended and Restated Credit Agreement dated as of June 9, 2004, among Grocers Capital Company, the lenders listed therein and National Consumer Cooperative Bank, as agent (incorporated by reference to Exhibit 10.68 to the Registrant’s Form 10-Q for the fiscal quarter ended June 26, 2004 filed on August 3, 2004, File No. 000-10815).

14.1*	Code of Financial Ethics.

21*	Subsidiaries of the Registrant.

31.1*	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2*	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1*	Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2*	Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*	Filed herein.
**	Management contract or compensatory plan or arrangement.

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
Richard J. Martin
Executive Vice President, Finance & Administration and Chief Financial Officer (Principal Financial and Accounting Officer)

Dated:    December 21, 2005

POWER OF ATTORNEY

KNOW ALL PERSONS BY THESE PRESENTS, that each person whose signature appears below hereby constitutes and appoints Robert M. Ling, Jr., Executive Vice President, General Counsel and Secretary, his or her true and lawful attorney-in-fact and agent, with full power of substitution, to sign and execute on behalf of the undersigned any and all amendments to this report, and to perform any acts necessary in order to file the same, with all exhibits thereto and other documents in connection therewith with the Securities and Exchange Commission, granting unto said attorney-in-fact and agent full power and authority to do and perform each and every act and thing requested and necessary to be done in connection therewith, as fully to all intents and purposes as he might or could do in person, hereby ratifying and confirming all that said attorney-in-fact and agent, or their or his or her substitutes, shall do or cause to be done by virtue hereof.

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ ALFRED A. PLAMANN Alfred A. Plamann	President and Chief Executive Officer (Principal Executive Officer)	December 21, 2005

/s/ RICHARD J. MARTIN Richard J. Martin	Executive Vice President, Finance & Administration and Chief Financial Officer (Principal Financial and Accounting Officer)	December 21, 2005

/s/ RANDALL G. SCOVILLE Randall G. Scoville	Vice President, Accounting and Chief Accounting Officer	December 21, 2005

/s/ LOUIS A. AMEN Louis A. Amen	Director	December 21, 2005

/s/ DAVID M. BENNETT David M. Bennett	Director	December 21, 2005

John Berberian	Director	December , 2005

Signature	Title	Date

/s/ DIETER HUCKESTEIN Dieter Huckestein	Director	December 21, 2005

/s/ DARIOUSH KHALEDI Darioush Khaledi	Director	December 21, 2005

/s/ JOHN D. LANG John D. Lang	Director	December 21, 2005

/s/ JAY T. MCCORMACK Jay T. McCormack	Director	December 21, 2005

/s/ DOUGLAS A. NIDIFFER Douglas A. Nidiffer	Director	December 21, 2005

/s/ PETER J. O’NEAL Peter J. O’Neal	Director	December 21, 2005

/s/ MICHAEL A. PROVENZANO, JR. Michael A. Provenzano, Jr.	Director	December 21, 2005

/s/ THOMAS S. SAYLES Thomas S. Sayles	Director	December 21, 2005

Mimi R. Song	Director	December , 2005

/s/ ROBERT E. STILES Robert E. Stiles	Director	December 21, 2005

/s/ KENNETH RAY TUCKER Kenneth Ray Tucker	Director	December 21, 2005

/s/ RICHARD L. WRIGHT Richard L. Wright	Director	December 21, 2005

EXHIBIT 31.1

Certifications

I, Alfred A. Plamann, certify that:

1.	I have reviewed this Annual Report on Form 10-K of Unified Western Grocers, Inc. (the “Registrant”);

2.	Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this report;

3.	Based on my knowledge, the financial statements, and other financial information included in this report, fairly present in all material respects the financial condition, results of operations and cash flows of the Registrant as of, and for, the periods presented in this report;

4.	The Registrant’s other certifying officer(s) and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) for the Registrant and have:

a.	Designed such disclosure controls and procedures, or caused such disclosure controls and procedures to be designed under our supervision, to ensure that material information relating to the Registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this report is being prepared;

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

Dated:    December 21, 2005

/s/ ALFRED A. PLAMANN
Alfred A. Plamann
President and Chief Executive Officer
(Principal executive officer)

EXHIBIT 31.2

Certifications

I, Richard J. Martin, certify that:

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

Dated:    December 21, 2005

/s/ RICHARD J. MARTIN
Richard J. Martin
Executive Vice President, Finance and Administration and Chief Financial Officer
(principal financial and accounting officer)

EXHIBIT 32.1

Certification Pursuant to 18 U.S.C. Section 1350,

As Adopted Pursuant to

Section 906 of the Sarbanes-Oxley Act of 2002

In connection with the Annual Report on Form 10-K of Unified Western Grocers Inc. (the “Company”) for the fiscal year ended October 1, 2005, as filed with the Securities and Exchange Commission on the date hereof (the “Report”), I, Alfred A. Plamann, President and Chief Executive Officer of the Company, hereby certify, pursuant to 18 U.S.C Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that to the best of my knowledge:

(1)	The Report fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

(2)	The information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the Company as of and for the periods presented in the Report.

Date:    December 21, 2005

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

EXHIBIT 32.2

Certification Pursuant to 18 U.S.C. Section 1350,

As Adopted Pursuant to

Section 906 of the Sarbanes-Oxley Act of 2002

In connection with the Annual Report on Form 10-K of Unified Western Grocers Inc. (the “Company”) for the fiscal year ended October 1, 2005, as filed with the Securities and Exchange Commission on the date hereof (the “Report”), I, Richard J. Martin, Executive Vice President, Finance and Administration and Chief Financial Officer of the Company, hereby certify, pursuant to 18 U.S.C Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that to the best of my knowledge that:

(1)	The Report fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

(2)	The information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the Company as of and for the periods presented in the Report.

Date:    December 21, 2005

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

Schedule II

Valuation and Qualifying Accounts

For the Fiscal Years Ended October 1, 2005, October 2, 2004 and September 27, 2003

(dollars in thousands)
	Balance at Beginning of Period	Additions Charged to Costs and Expense	Write-Offs(a)	Balance at end of Period
Year ended September 27, 2003:
Reserves and allowances deducted from asset accounts:
Allowance for uncollectible accounts and notes receivable	$—	$2,689	$(882)	$1,807

Year ended October 2, 2004:
Reserves and allowances deducted from asset accounts:
Allowance for uncollectible accounts and notes receivable	$1,807	$1,462	$(381)	$2,888

Year ended October 1, 2005:
Reserves and allowances deducted from asset accounts:
Allowance for uncollectible accounts and notes receivable	$2,888	$712	$(141)	$3,459

(a)	Accounts written off, net of recoveries.

EXHIBIT 21

SUBSIDIARIES OF THE REGISTRANT

As of October 1, 2005 the Company’s subsidiaries, all wholly-owned and incorporated in California (except where noted otherwise) were:

Banner Marketing, Inc.
Certified Grocers of California, Ltd.
(4)	United Grocers, Inc.
Grocers and Merchants Insurance Service, Inc.
Grocers Capital Company
Grocers Specialty Company
Grocers Development Center, Inc.
Preferred Public Storage Company
Crown Grocers, Inc.
Grocers General Merchandise Company
(1)	Unified International, Inc.
(2)	Grocers and Merchants Management Company
(2)	Springfield Insurance Company
(3)	SavMax Foods, Inc.
(4)	Northwest Process, Inc.
(4)	R&R Liquidating Corporation
(4)	U.G. Resources, Inc.
(4)	United Resources, Inc.
(4)	Western Security Services, Ltd.
(4)	Western Passage Express, Ltd.
(2), (5)	Springfield Insurance Company Limited

(1)	Incorporated in Delaware
(2)	Outstanding capital shares are owned by Grocers and Merchants Insurance Services, Inc.
(3)	Outstanding capital shares are owned by Crown Grocers, Inc.
(4)	Incorporated in Oregon
(5)	Incorporated in Bermuda