Form 10-Q
period 2005-12-31
UNIFIED WESTERN GROCERS INC
filed 2006-02-14
CIK 320431

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED DECEMBER 31, 2005

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes [X]    No [     ]

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer [ ]	Accelerated filer [ ]	Non-accelerated filer [X]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes [     ]    No [X]

The number of shares outstanding of each of the registrant’s classes of common stock, as of January 26, 2006, was as follows:

Class A: 130,500 shares; Class B: 482,824 shares; Class C: 15 shares; Class E: 155,711 shares

PART I.    FINANCIAL INFORMATION

ITEM 1.    FINANCIAL STATEMENTS (UNAUDITED)

Unified Western Grocers, Inc. and Subsidiaries

Consolidated Condensed Balance Sheets – Unaudited

(dollars in thousands)

	December 31, 2005	October 1, 2005
Assets

Current assets:
Cash and cash equivalents (including $383 and $324 held at a variable interest entity at December 31, 2005 and October 1, 2005, respectively) (Note 2)	$16,032	$17,437
Accounts and notes receivable, net of allowances of $2,509 and $2,538 at December 31, 2005 and October 1, 2005, respectively	143,911	145,279
Inventories	181,546	193,157
Prepaid expenses	7,146	6,948
Deferred income taxes	12,408	12,408

Total current assets	361,043	375,229
Properties, net	176,387	177,946
Investments	82,631	78,604
Notes receivable, net of allowances of $899 and $921 at December 31, 2005 and October 1, 2005, respectively	9,241	9,584
Goodwill	27,982	27,982
Other assets, net	38,553	38,704

Total Assets	$695,837	$708,049

Liabilities and Shareholders’ Equity

Current liabilities:
Accounts payable	$143,591	$156,754
Accrued liabilities	117,869	118,835
Current portion of notes payable	12,033	10,826
Members’ excess deposits and estimated patronage dividends	17,121	13,432

Total current liabilities	290,614	299,847
Notes payable, less current portion	150,730	156,640
Long-term liabilities, other	99,907	98,233
Members’ deposits and certificates:
Members’ required deposits	10,334	10,367
Subordinated patronage dividend certificates	3,141	3,141
Commitments and contingencies

Shareholders’ equity:
Class A Shares: 500,000 shares authorized, 129,750 and 132,800 shares outstanding at December 31, 2005 and October 1, 2005, respectively	20,552	21,023
Class B Shares: 2,000,000 shares authorized, 482,251 and 505,757 shares outstanding at December 31, 2005 and October 1, 2005, respectively	78,186	81,913
Class E Shares: 2,000,000 shares authorized, 155,711 shares outstanding at December 31, 2005 and October 1, 2005	15,571	15,571
Retained earnings after elimination of accumulated deficit of $26,976 effective September 28, 2002	27,868	22,514
Receivable from sale of Class A Shares to members	(564)	(726)
Accumulated other comprehensive earnings	(502)	(474)

Total shareholders’ equity	141,111	139,821

Total Liabilities and Shareholders’ Equity	$695,837	$708,049

The accompanying notes are an integral part of these statements.

Unified Western Grocers, Inc. and Subsidiaries

Consolidated Condensed Statements of Earnings

and Comprehensive Earnings – Unaudited

(dollars in thousands)

	Thirteen Weeks Ended
	December 31, 2005	January 1, 2005

Net sales	$750,808	$729,686
Cost of sales	674,382	649,897
Distribution, selling and administrative expenses	59,783	62,351

Operating income	16,643	17,438
Interest expense	(3,991)	(3,868)

Earnings before estimated patronage dividends and income taxes	12,652	13,570
Estimated patronage dividends	(5,096)	(8,152)

Earnings before income taxes	7,556	5,418
Income taxes	(1,749)	(1,536)

Net earnings	5,807	3,882
Other comprehensive earnings, net of income taxes:
Unrealized holding (loss) gain on investments	(28)	181

Comprehensive earnings	$5,779	$4,063

The accompanying notes are an integral part of these statements.

Unified Western Grocers, Inc. and Subsidiaries

Consolidated Condensed Statements of Cash Flows – Unaudited

(dollars in thousands)

	Thirteen Weeks Ended
	December 31, 2005	January 1, 2005

Cash flows from operating activities:
Net earnings	$5,807	$3,882
Adjustments to reconcile net earnings to net cash provided by operating activities:
Depreciation and amortization	5,264	6,514
Provision for doubtful accounts	(27)	553
Gain on sale of properties	(187)	—
Deferred income taxes	—	1,410
Purchases of trading securities	(2,865)	(1,375)
Proceeds from maturities or sales of trading securities	1,316	111
(Increase) decrease in assets:
Accounts receivable	1,885	(1,442)
Inventories	11,611	13,559
Prepaid expenses	(198)	124
Increase (decrease) in liabilities:
Accounts payable	(13,163)	(5,147)
Accrued liabilities	(966)	(4,129)
Long-term liabilities, other	1,674	2,293

Net cash provided by operating activities	10,151	16,353

Cash flows from investing activities:
Purchases of properties	(2,114)	(756)
Purchases of securities and other investments	(10,896)	(9,066)
Proceeds from maturities or sales of securities and other investments	8,375	6,219
Increase in notes receivable	(147)	(4,154)
Proceeds from sales of properties	198	—
Increase in other assets	(1,304)	(1,199)

Net cash utilized by investing activities	(5,888)	(8,956)

Cash flows from financing activities:
Reduction of long-term notes payable	(1,961)	(4,504)
Reduction of short-term notes payable	(2,824)	(2,497)
Payment of deferred financing fees	(50)	—
Members’ excess deposits and estimated patronage dividends	3,689	5,435
(Decrease) increase in members’ required deposits	(33)	2,516
Decrease in receivable from sale of Class A Shares to members	162	52
Repurchase of shares from members	(4,738)	(4,806)
Issuance of shares to members	87	209

Net cash utilized by financing activities	(5,668)	(3,595)

Net (decrease) increase in cash and cash equivalents	(1,405)	3,802
Cash and cash equivalents at beginning of period	17,437	43,443

Cash and cash equivalents at end of period	$16,032	$47,245

The accompanying notes are an integral part of these statements.

Unified Western Grocers, Inc. and Subsidiaries

Consolidated Condensed Statements of Cash Flows – Unaudited – Continued

(dollars in thousands)

	Thirteen Weeks Ended
	December 31, 2005	January 1, 2005

Supplemental disclosure of cash flow information:
Cash paid during the period for:
Interest	$3,633	$2,762
Income taxes	$—	$6

Supplemental disclosure of non-cash items:
Retirement of Class B Shares	$—	$1,234
Reduction in purchase accounting reserve against goodwill	$—	$300
Increase to pre quasi-reorganization discontinued operations and lease reserves, net of deferred taxes of $0 and $33 as of December 31, 2005 and January 1, 2005, respectively	$—	$52

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

The Company’s banking arrangements allow the Company to fund outstanding checks when presented to the financial institution for payment. This cash management practice frequently results in total issued checks exceeding available cash balances at a single financial institution. The Company’s policy is to record its cash disbursement accounts with a cash book overdraft in accounts payable. At December 31, 2005 and October 1, 2005, the Company had book overdrafts of $41.4 million and $47.7 million, respectively, classified in accounts payable.

Certain amounts in the prior periods’ consolidated condensed financial statements have been reclassified to conform to the current period’s presentation.

2.    VARIABLE INTEREST ENTITY

In fiscal 2004, the Company signed a purchase and sale agreement with an unrelated business property developer to transfer and assign the leasehold and sub-leasehold interests and certain assets relating to eleven closed store locations, for which the Company remains contingently liable for the lease payments on eight store locations. Four of the locations were related to the Company’s exit from its retail operations. The Company paid approximately $5.4 million including brokers’ commissions (which approximated the Company’s recorded lease liabilities for these locations at the date of transfer) to transfer its leasehold and sub-leasehold interests in these properties but remains contingently liable until such time as the leases expire or the Company is released from all liabilities and obligations under the leases.

At December 31, 2005, the Company remains contingently liable for the lease payments on eight store locations. The net present value of the Company’s currently estimated contingent obligation for the remaining leasehold and sub-leasehold interests for the eight stores totals approximately $3.1 million at December 31, 2005, with the last lease expiring in 2019. The Company’s maximum undiscounted loss exposure related to these leases is $20.9 million.

The Financial Accounting Standards Board (“FASB”) issued in January 2003 and revised in December 2003 FASB Interpretation No. 46R (“FIN 46R”), “Consolidation of Variable Interest Entities-an Interpretation of Accounting Research Bulletin (“ARB”) No. 51, Consolidated Financial Statements.” FIN 46R requires certain variable interest entities to be consolidated by the primary beneficiary of the entity if the equity investors in the entity do not have the characteristics of a controlling financial interest or do not have sufficient equity at risk for the entity to finance its activities without additional subordinated financial support from other parties. Although the Company has no

Unified Western Grocers, Inc. and Subsidiaries

Notes to Consolidated Condensed Financial Statements (Unaudited)—(Continued)

ownership interest in the unrelated third party that assumed the leasehold and sub-leasehold interests from the Company, that third party is considered a variable interest entity pursuant to FIN 46R. Because the primary investor in the variable interest entity currently does not have sufficient equity at risk, the Company is considered the primary beneficiary. Accordingly, the Company is required to consolidate the assets, liabilities and non-controlling interests of the variable interest entity, as well as the results of operations. At December 31, 2005 and October 1, 2005, the Company consolidated the variable interest entity’s accounts, including total assets of $1.2 and $1.5 million, respectively, comprised primarily of $0.4 and $0.3 million in cash, respectively, $0.4 and $0.4 million in properties, respectively, and $0.4 and $0.8 million in other assets, respectively, to be used in the development of the properties and for payment of lease obligations, with lease reserves of approximately $3.1 and $3.0 million, respectively.

3.    SEGMENT INFORMATION

Unified is a retailer-owned, grocery wholesale cooperative serving independent and chain supermarket operators located primarily in the western United States and in the South Pacific. Unified sells a wide variety of grocery-related and general merchandise products to its customers. The Company’s customers include its owners (“Members”) and non-owners (“non-members”). Unified also provides support services to its customers, including financing and insurance. The availability of specific products and services may vary by geographic region.

Management identifies segments based on the information monitored by the Company’s chief operating decision-makers to manage the business and accordingly, has identified the following two reportable segments:

•	The Wholesale Distribution segment includes the results of operations from the sale of food and general merchandise products to both Members and non-members. As of December 31, 2005, the Wholesale Distribution segment represents approximately 99% of the Company’s total sales and 84.8% of total assets.

•	The Insurance segment includes the results of operations for the Company’s three insurance subsidiaries (Grocers and Merchants Insurance Service, Inc., Springfield Insurance Company and Springfield Insurance Company, Ltd.). These subsidiaries provide insurance and insurance-related services, including workers’ compensation and liability insurance policies, to both the Company and its Members primarily located in California. As of December 31, 2005, the Company’s Insurance segment collectively accounts for approximately 1% of the Company’s total sales and 12.7% of total assets.

The “all other” category includes the results of operations for the Company’s other support businesses, including its finance subsidiary, whose services are provided to a common customer base, none of which individually meets the quantitative thresholds of a reportable segment. As of December 31, 2005, the “all other” category collectively accounts for less than 1% of the Company’s total sales and 2.5% of total assets.

Unified Western Grocers, Inc. and Subsidiaries

Notes to Consolidated Condensed Financial Statements (Unaudited)—(Continued)

Information about the Company’s operating segments is summarized as follows:

(dollars in thousands)
	Thirteen Weeks Ended
	December 31, 2005	January 1, 2005
Net sales
Wholesale distribution	$746,259	$723,212
Insurance	6,302	8,301
All other	415	342
Inter-segment eliminations	(2,168)	(2,169)

Total net sales	$750,808	$729,686

Operating income (loss)
Wholesale distribution	$13,880	$16,059
Insurance	3,110	1,420
All other	(347)	(41)

Total operating income (loss)	16,643	17,438

Interest expense	(3,991)	(3,868)
Estimated patronage dividends	(5,096)	(8,152)
Income taxes	(1,749)	(1,536)

Net earnings	$5,807	$3,882

Depreciation and amortization
Wholesale distribution	$5,203	$6,440
Insurance	59	72
All other	2	2

Total depreciation and amortization	$5,264	$6,514

Capital expenditures
Wholesale distribution	$2,106	$727
Insurance	8	29
All other	—	—

Total capital expenditures	$2,114	$756

Identifiable assets
Wholesale distribution	$590,055	$605,046
Insurance	88,082	88,952
All other	17,700	22,410

Total identifiable assets	$695,837	$716,408

4.    SHAREHOLDERS’ EQUITY

During the 13-week period ended December 31, 2005, the Company issued 500 Class A Shares with an issue value of $0.1 million and redeemed 3,550 Class A Shares with a redemption value of $0.65 million. In addition, the Company also redeemed 23,455 Class B Shares with a redemption value of $4.09 million.

5.    CONTINGENCIES

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

Unified Western Grocers, Inc. and Subsidiaries

Notes to Consolidated Condensed Financial Statements (Unaudited)—(Continued)

6.    PENSION AND OTHER POSTRETIREMENT BENEFITS

The Company’s employees participate in a cash balance plan (“Cash Balance Plan”) sponsored by the Company. The Cash Balance Plan is a noncontributory defined benefit pension plan covering substantially all employees of the Company who are not subject to a collective bargaining agreement. Under the Cash Balance Plan, participants are credited with an annual accrual based on years of service with the Company. The Cash Balance Plan balance receives an annual interest credit, currently tied to the 30-year Treasury rate that is in effect the previous November, but in no event shall the rate be less than 5%. On retirement, participants will receive a lifetime annuity based on the total cash balance in their account. The Company’s funding policy is to make contributions to the Cash Balance Plan in amounts that are at least sufficient to meet the minimum funding requirements of applicable laws and regulations, but no more than amounts deductible for federal income tax purposes. Benefits under the Cash Balance Plan are provided through a trust and also through annuity contracts.

The Company also has an Executive Salary Protection Plan II (“ESPP II”) that provides supplemental post-termination retirement income based on each participant’s final salary and years of service as an officer of the Company. Depending on when the officer became a participant in the ESPP II, final salary is defined as the highest compensation of the last three years preceding employment separation or the average of the highest five years of compensation out of the last ten years preceding employment separation. Funds are held in a rabbi trust for the ESPP II consisting primarily of life insurance policies reported at cash surrender value. In accordance with Emerging Issues Task Force (“EITF”) No. 97-14, “Accounting for Deferred Compensation Arrangements Where Amounts Earned are Held in a Rabbi Trust,” the assets and liabilities of a rabbi trust must be accounted for as if they are assets and liabilities of the Company. The assets held in the rabbi trust are not available for general corporate purposes. In addition, all earnings and expenses of the rabbi trust are reported in the Company’s consolidated condensed statement of earnings. The cash surrender value of such life insurance policies aggregated $14.0 million and $13.6 million at December 31, 2005 and October 1, 2005, respectively, and are included in other assets in the Company’s consolidated condensed balance sheets. The related accrued benefit cost (representing the Company’s benefit obligation to participants) of $13.3 million and $12.7 million at December 31, 2005 and October 1, 2005, respectively, is recorded in other long-term liabilities in the Company’s consolidated condensed balance sheets. The rabbi trust is subject to creditor claims in the event of insolvency. The ESPP II accrued benefit cost is included in the pension table below. However, the trust assets are excluded from Cash Balance Plan and ESPP II plan assets as they do not qualify as plan assets under Statement of Financial Accounting Standards (“SFAS”) No. 87, “Employers’ Accounting for Pensions” (“SFAS 87”).

The components of net periodic cost for pension and other postretirement benefits for the thirteen weeks ended December 31, 2005 and January 1, 2005 consist of the following:

	Pension Benefits		Other Postretirement Benefits
	December 31, 2005	January 1, 2005	December 31, 2005	January 1, 2005
Service cost	$1,221	$1,190	$413	$337
Interest cost	1,677	1,590	851	864
Expected return on plan assets	(1,639)	(1,424)	—	—
Amortization of prior service cost	60	60	—	—
Recognized actuarial loss	35	8	186	108

Net periodic cost	$1,354	$1,424	$1,450	$1,309

Assuming a long-term rate of return on plan assets of 8.50%, a discount rate of 5.50% and certain other assumptions, the Company estimates that its combined pension expense for the Cash Balance Plan and ESPP II for fiscal 2006 will be approximately $5.4 million. Future pension expense will be affected by future investment performance, discount rates and other variables such as expected rate of compensation increases and mortality rates relating to plan participants. Decreasing both the discount rate and projected salary increase assumptions by 0.50% would increase the Company’s projected fiscal 2006 pension expense for the Cash Balance Plan and ESPP II by approximately $0.2 million.

Unified Western Grocers, Inc. and Subsidiaries

Notes to Consolidated Condensed Financial Statements (Unaudited)—(Continued)

During fiscal 2005, the Company contributed $4.0 million and $3.4 million to the Cash Balance Plan for the 2005 and 2004 plan years, respectively. In addition, the Company also contributed $0.7 million in fiscal 2005 to the ESPP II to fund benefit payments to participants for the 2005 plan year. At this time, the Company expects to make quarterly estimated contributions to the Cash Balance Plan totaling $2.1 million in fiscal 2006 for the 2006 plan year. At its discretion, the Company may contribute in excess of this amount. Additional contributions for the 2005 plan year, if any, will be due by September 15, 2006, while contributions for the 2006 plan year will be due by September 15, 2007. Additionally, the Company expects to contribute $0.8 million to the ESPP II to fund projected benefit payments to participants for the 2006 plan year. The Company made no contributions to the Cash Balance Plan or ESPP II during the thirteen weeks ended December 31, 2005.

At December 31, 2005, the fair value of the Cash Balance Plan assets increased to $83.5 million from $73.2 million at October 1, 2005.

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

7.    RELATED PARTY TRANSACTIONS

Prior to fiscal 2004, the Company purchased 80,000 shares of preferred stock (the “Series A-1 Preferred Shares”) of C&K Market, Inc. (“C&K”) for $8.0 million. Douglas A. Nidiffer, a director of the Company, is a shareholder, director and an officer of C&K. During fiscal 2004, the Company and an unrelated third party lender approved a change in the capital structure of C&K. In connection with the recapitalization, the Company exchanged its 80,000 Series A-1 Preferred Shares valued at $8.0 million and deferred dividends of approximately $1.5 million with respect to such shares for 95,000 shares of Series A-2 Preferred Shares (the “Series A-2 Preferred Shares”). The Series A-2 Preferred Shares have an 8% cumulative dividend rate, with cash dividend payments payable quarterly beginning in May 2004, subject to applicable loan agreements. The dividend rate will be adjusted on December 31, 2008 to the greater of 8% or the then current five-year U.S. Treasury Bill rate plus 5%. The original carrying value of the Series A-2 Preferred Shares was $8.0 million and will accrete to the redemption value of $9.5 million over 10 years. Separately, the Company also executed a new ten-year supply agreement with C&K. The Series A-2 Preferred Shares are eligible for redemption, at the Company’s option in an amount of up to 19,000 shares per year, beginning in December 2009 and concluding in December 2013. The controlling shareholders of C&K have provided the Company with personal guarantees with respect to the redemption of preferred shares and the payment of dividends. The Company received scheduled cash dividends of $0.2 million during the thirteen weeks ended December 31, 2005.

See Note 20 to Notes to Consolidated Financial Statements in Part II, Item 8 of the Company’s Annual Report on Form 10-K for the year ended October 1, 2005 for additional information regarding related party transactions.

8.    NEW ACCOUNTING PRONOUNCEMENTS

In November 2005, the FASB issued FASB Staff Position (“FSP”) No. FSP FAS 115-1 and FAS 124-1, “The Meaning of Other-Than-Temporary Impairment and Its Application to Certain Investments” (“FSP 115-1 and 124-1”). FSP 115-1 and 124-1 addresses determining when an investment is considered impaired and whether that impairment is other-than-temporary, and measuring impairment loss as well as addressing the accounting after an entity recognized an other-than-temporary impairment. Certain disclosures about unrealized losses that the entity did not recognize as other-than-temporary impairments are also addressed. FSP 115-1 and 124-1 is effective for periods

Unified Western Grocers, Inc. and Subsidiaries

Notes to Consolidated Condensed Financial Statements (Unaudited)—(Continued)

beginning after December 15, 2005. The Company adopted this pronouncement beginning with its second fiscal quarter of 2006. The adoption of this accounting pronouncement did not have a significant impact on the Company’s financial condition and results of operations.

In October 2005, the FASB issued FSP FAS No. 13-1, “Accounting for Rental Costs Incurred During a Construction Period” (“FSP No. 13-1”), which requires rental costs associated with ground or building operating leases that are incurred during a construction period to be recognized as rental expense. FSP No. 13-1 is effective for periods beginning after December 15, 2005. The Company adopted this pronouncement beginning with its second fiscal quarter of 2006. The adoption of this accounting pronouncement did not have an impact on the Company’s financial condition and results of operations.

In May 2005, the FASB issued SFAS No. 154, “Accounting Changes and Error Corrections” (“SFAS No. 154”). SFAS No. 154 requires retrospective application to prior periods’ financial statements of a voluntary change in accounting principle and that a change in method of depreciation, amortization, or depletion for long-lived, non-financial assets be accounted for as a change in accounting estimate that is effected by a change in accounting principle. SFAS No. 154 is effective for accounting changes and corrections of errors made in fiscal years beginning after December 15, 2005 (period ending September 29, 2007 for the Company). The Company does not currently believe that the adoption of SFAS No. 154 will have a significant impact on its financial condition and results of operations.

In March 2005, the FASB issued FASB Interpretation No. 47 (“FIN 47”), “Accounting for Conditional Asset Retirement Obligations – an Interpretation of FASB Statement No. 143, Accounting for Asset Retirement Obligations.” FIN 47 clarifies that the term conditional asset retirement obligation (“CARO”) as used in FASB Statement No. 143, “Accounting for Asset Retirement Obligations” (“SFAS No. 143”), refers to a legal obligation to perform an asset retirement activity in which the timing and (or) method of settlement are conditional on a future event that may or may not be within the control of the entity. The obligation to perform the asset retirement activity is unconditional even though uncertainty exists about the timing and (or) method of settlement. Therefore, an entity is required to recognize a liability for the fair value of a CARO when that obligation is incurred (generally upon acquisition, construction, or development and (or) through the normal operation of the asset), if the liability’s fair value can be reasonably estimated. Any uncertainty surrounding the timing and method of settlement that is conditional on the occurrence of a future event should be factored into the measurement of the liability, not the timing of its recognition. If sufficient information is not available at the time the liability is incurred, paragraph 3 of SFAS No. 143 requires a liability to be recognized initially in the period in which sufficient information becomes available to estimate its fair value. The provisions of FIN 47 are effective no later than fiscal years ending after December 15, 2005. Retrospective application of interim financial information is permitted but is not required. The Company is currently assessing the impact of FIN 47 on its results of operations and financial condition.

In December 2004, the FASB issued SFAS No. 153, “Exchanges of Nonmonetary Assets, an amendment of APB Opinion No. 29, Accounting for Nonmonetary Transactions” (“SFAS No. 153”). Previously, APB Opinion No. 29 (“APB No. 29”) provided an exception to its basic measurement principle (fair value) for exchanges of similar productive assets. APB No. 29 required that the accounting for an exchange of a productive asset for a similar productive asset or an equivalent interest in the same or similar productive asset should be based on the recorded amount of the asset relinquished. The FASB believes that exception required certain nonmonetary exchanges, although commercially substantive, be recorded on a carryover basis. The amendments made by SFAS No. 153 are based on the principle that exchanges of nonmonetary assets should be measured based on the fair value of the assets exchanged. Further, the amendments eliminate the narrow exception for nonmonetary exchanges of similar productive assets and replace it with a broader exception for exchanges of nonmonetary assets that do not have commercial substance. Commercial substance exists if the future cash flows of the entity are expected to change significantly as a result of the exchange. SFAS No. 153 is effective for nonmonetary asset exchanges occurring in fiscal periods beginning after June 15, 2005. The adoption of this accounting pronouncement did not have an impact on the Company’s financial condition and results of operations.

In December 2004, the FASB issued FASB Staff Position No. FAS 109-1, “Application of FASB Statement No. 109, Accounting for Income Taxes, to the Tax Deduction on Qualified Production Activities Provided by the American Jobs

Unified Western Grocers, Inc. and Subsidiaries

Notes to Consolidated Condensed Financial Statements (Unaudited)—(Continued)

Creation Act of 2004” (“FSP No. 109-1”). FSP No. 109-1 clarifies the guidance in FASB SFAS No. 109, “Accounting for Income Taxes” (“SFAS No. 109”), that applies to the new deduction for qualified domestic production activities under the American Jobs Creation Act of 2004 (the “AJCA”). FSP No. 109-1 clarifies that the deduction should be accounted for as a special deduction under SFAS No. 109, not as a tax-rate reduction, because the deduction is contingent on performing activities identified in the AJCA. As a result, companies qualifying for the special deduction will not have a one-time adjustment of deferred tax assets and liabilities in the period the AJCA is enacted. FSP No. 109-1 requires that tax benefits resulting from the qualified domestic production activities should be recognized no earlier than the year in which they are reported in the entity’s tax return. FSP No. 109-1 is effective upon issuance (December 21, 2004). Since the tax benefits would not be recognized any earlier than the tax year ended September 30, 2006, the impact, if any, of FSP 109-1 would be reported in the Company’s financial statements no earlier than the fiscal year ended September 30, 2006. The Company is currently assessing the financial impact of FSP No. 109-1 on its consolidated financial statements.

On October 13, 2004, the FASB ratified the consensus reached by the EITF with respect to EITF Issue No. 04-10, “Determining Whether to Aggregate Operating Segments That Do Not Meet the Quantitative Thresholds” (“EITF No. 04-10”). EITF No. 04-10 clarified that operating segments can be aggregated only if aggregation is consistent with the objective and basic principles of FASB SFAS No. 131, “Disclosures about Segments of an Enterprise and Related Information” (“SFAS No. 131”), the segments have similar economic characteristics, and the segments share a majority of the aggregation criteria listed in paragraph 17 of SFAS No. 131 (i.e., similarity in the nature of the products and services, the production processes, the type or class of customers for their products and services, and if applicable, the nature of the regulatory environment). Paragraph 19 of SFAS No. 131 permits an entity to combine information about segments, which individually do not meet the quantitative thresholds in paragraph 18 of SFAS No. 131 to produce a reportable segment, only if the segments share a majority of the aggregation criteria identified above. Although the FASB ratified the consensus in EITF No. 04-10, the FASB issued proposed FASB Staff Position No. 131-a (“FSP 131-a”) in March 2005 to provide supplemental guidance in determining whether two or more operating segments have similar economic characteristics under paragraph 17 of SFAS No. 131. The EITF agreed to delay the effective date of the consensus to coincide with that of the related FSP and delayed the effective date pending the issuance of the final FSP 131-a. In May 2005, the FASB decided not to issue FSP 131-a. Accordingly, in June 2005, the EITF agreed to change the effective date of Issue No. 04-10 and determined the consensus should be effective for fiscal years ending after September 15, 2005. Additionally, the EITF determined that corresponding information for earlier periods, including interim periods, should be restated unless it is impractical to do so. The FASB ratified this change in June 2005. The adoption of EITF No. 04-10 did not have any impact on the Company’s reportable segments.

In November 2004, the FASB issued SFAS No. 151, “Inventory Costs, an amendment of ARB No. 43, Chapter 4” (“SFAS No. 151”), which amends the guidance in Accounting Research Bulletin (“ARB”) No. 43, Chapter 4, “Inventory Pricing,” to clarify the accounting for abnormal amounts of idle facility expense, freight, handling costs and spoilage. SFAS No. 151 requires that these costs be expensed as current period charges. In addition, SFAS No. 151 requires that the allocation of fixed production overhead to the costs of conversion be based on the normal capacity of the production facilities. The provisions of SFAS No. 151 are effective for inventory costs incurred during fiscal years beginning after June 15, 2005; hence, the Company adopted its provisions effective October 2, 2005, the beginning of its fiscal year 2006. The adoption of this accounting pronouncement did not have a significant impact on its financial condition and results of operations.

On March 31, 2004, the FASB ratified the consensus reached by the EITF on EITF Issue No. 03-1, “The Meaning of Other-Than-Temporary Impairment and Its Application to Certain Investments” (“EITF No. 03-1”). EITF No. 03-1 provides guidance for determining whether certain investment securities are impaired, and requires certain additional disclosures about unrealized losses that have not been recognized as other-than-temporary impairments. The recognition provisions of this standard have been deferred. The Company included the disclosures required by EITF No. 03-1 in Note 6 of Notes to Consolidated Financial Statements in its Annual Report on Form 10-K for the fiscal year ended October 1, 2005.

Unified Western Grocers, Inc. and Subsidiaries

Notes to Consolidated Condensed Financial Statements (Unaudited)—(Continued)

9.    SUBSEQUENT EVENTS

On January 6, 2006 (the “effective date”), the Company entered into an agreement (the “Amendment”) with John Hancock Life Insurance Company (“Hancock”) to amend and restate its current note purchase agreement ($90.9 million at December 31, 2005) to $96.8 million as of the effective date of the Amendment. The Amendment extends the maturity date to January 1, 2016 from April 1, 2008 and October 1, 2009 on $86.0 million of the notes. The Amendment also decreases interest rates that ranged from 7.72% to 8.71% on $86.0 million of notes to a range of 6.421% to 7.157%. The Amendment calls for interest only payments for the first five years of the term, and then starting on the 61st payment, principal plus interest on the $86.0 million of notes. At the maturity date, a balloon payment of $66.8 million is due. In addition, $10.8 million of notes will mature on April 1, 2008 (monthly payments of principal plus interest at 7.72%) and October 1, 2009 (monthly payments of interest only at 8.71%), with balloon payments of $4.4 million and $4.5 million, respectively.

The notes continue to be secured by certain of the Company’s personal and real property and contain customary covenants, default provisions (including acceleration of the debt in the occurrence of an uncured default), and prepayment penalties similar to those included in the original note purchase agreement.

On February 9, 2006, C&K repurchased the 95,000 shares of Series A-2 Preferred Shares held by Unified for $9.8 million. The payment includes $9.5 million for the redemption value of the Series A-2 Preferred Shares and $0.3 million for accrued dividends. As of December 31, 2005, the investment was carried at $8.5 million and included in Investments on Unified’s consolidated condensed balance sheet. As a result of the share repurchase, the Company will recognize a gain on the difference between the carrying value of the investment and the redemption value, or approximately $1.0 million.

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

COMPANY OVERVIEW

Unified Western Grocers, Inc. (referred to in this Form 10-Q as “Unified,” “the Company,” “our” or “we”) is a retailer-owned, grocery wholesale cooperative serving supermarket operators located primarily in the western United States and the South Pacific. Our customers range in size from single store operators to regional supermarket chains. The Company operates its business in two reportable business segments: (1) Wholesale Distribution and (2) Insurance. All remaining business activities are grouped into “All Other” (see Note 3 of Notes to Consolidated Condensed Financial Statements).

We sell a wide variety of products typically found in supermarkets. We report all product sales in our Wholesale Distribution segment, which represents approximately 99% of our total sales. Our customers include our owners (“Members”) and non-owners (“non-members”). We also provide support services to our customers, including insurance and financing. Insurance activities account for approximately 1% of total sales and are reported in our Insurance segment, while finance activities are grouped with our All Other business activities. The availability of specific products and services may vary by geographic region. We have three separate geographical and marketing regions. The regions are Southern California, Northern California and the Pacific Northwest. We analyze our operations on a regional basis to provide a more focused support for our customers based on their specific regional needs.

A California corporation organized in 1922 and incorporated in 1925, Unified does business primarily with those customers that have been accepted as Members. Members are required to meet specific member capitalization requirements, which include capital stock ownership and may include required cash deposits. In addition, each Member must meet minimum purchase requirements. The membership requirements, including capitalization requirements, may be modified at the discretion of the Company’s Board of Directors (the “Board”).

We distribute the earnings from activities conducted with our Members, excluding subsidiaries (collectively “patronage business”), in the form of patronage dividends. Our patronage earnings are based on the combined results of the Company’s three patronage earnings divisions: the Southern California Dairy Division, the Pacific Northwest Dairy Division and the Cooperative Division. The Company does business on a non-patronage basis in the Wholesale Distribution segment through its specialty food subsidiary (Grocers Specialty Company) and international sales subsidiary (Unified International, Inc). These businesses sell products to both Members and non-members. An entity that does not meet Member purchase requirements or does not desire to become a Member may conduct business with Unified as a non-member customer on a non-patronage basis. The Company does business through its subsidiaries on a non-patronage basis. Earnings from the Company’s subsidiaries and from business conducted with non-members on a non-patronage basis (collectively “non-patronage business”) are retained by the Company.

The various warehouse and office facilities operated by the Company are located in Los Angeles, Commerce, Santa Fe Springs, Stockton, Hayward, Livermore and Fresno, California and Milwaukie, Oregon. The Company also operates a bakery manufacturing facility and a milk processing plant in Los Angeles, which primarily serve the Southern California region.

Sales Activities

We experienced an overall sales increase of $21.1 million, or 2.9%, for the thirteen weeks ended December 31, 2005 (the “2006 Period”) as compared to the thirteen-week period ended January 1, 2005 (the “2005 Period”). Several factors contributed to the change in sales during the 2006 Period.

•	We benefited from growth in our continuing customer business that generated a $37.5 million, or 5.1%, sales increase over the 2005 Period. The sales increase was driven primarily by growth of existing customers from new store openings, growth in the Company’s perishables initiative, and growth in our specialty foods subsidiary. These initiatives are intended to help retailers improve their competitiveness through enhanced item selection and lower product cost through the Company’s ability to serve as a “single source” of perimeter store products and other grocery store products for its customers.

•	The Company’s perishables initiative was launched in fiscal 2004 to help customers more effectively compete with the growing alternatives to the conventional retail grocery store. Successful customers have focused on differentiation strategies in perishable items on the perimeter of the store such as produce, service deli, service bakery and meat. Unified launched this initiative to emphasize the sale of these perimeter store products. Sales in these categories have grown $15.8 million over the 2005 Period.

•	Our specialty foods subsidiary also provides unique food offerings to help our customers with their differentiation strategies. These offerings include ethnic, health and diet, and natural and organic specialty foods. Sales in these offerings grew $6.7 million over the 2005 Period.

•	Sales related to customers who discontinued their business with us and began purchasing from competitors resulted in a $16.4 million decline in sales in the 2006 Period versus the 2005 Period.

We attribute the sales growth, in part, to the programs and services we provide to strengthen our existing customers and expand and renew our customer base. We provide real estate services, equipment sales and financing to support Members that are remodeling or opening new stores. We also help retailers introduce new products to meet changing consumer demand, including the perishables initiative described above.

During the 2006 Period, the Company’s membership declined from 524 Members at October 1, 2005 to 519 Members at December 31, 2005. The decline had no material effect on sales.

The marketplace in which we operate continues to evolve and present challenges both to our customers and us. The continued expansion of large box store formats into our marketplace will present challenges for some of the retail grocery stores owned by our customers. In addition, self-distributing alternative formats such as warehouse, supercenters, discount, drug, natural and organic, and convenience stores continue to expand their offering of products that are a core part of the conventional grocery store offering, thereby creating additional competition for our customers. To effectively compete with these alternatives to the conventional retail grocery store, our successful customers have focused on, among other things, differentiation strategies in specialty products and items on the perimeter of the store such as produce, service deli, service bakery and meat categories.

Demographic changes have created more ethnic diversity in our marketplace and are also supporting our sales growth. The vast majority of our customers in our Southern California region operate retail stores in the Los Angeles and San Diego metropolitan areas with diverse ethnic populations. Our customers have developed effective marketing strategies that have attracted the ethnic shopper. Populations in our Northern California and Pacific Northwest regions have also become more ethnically diverse over time, providing increased growth opportunities for our customers. We also support growth throughout our marketplace by working closely with our vendors to offer promotions on fast-moving products to our customers and by supporting and sponsoring major events that help promote sales at the retail level.

Economic Factors

We are impacted by changes in the overall economic environment. In recent periods, we have experienced significant volatility in costs associated with fuel, workers’ compensation, medical and other benefits. Additionally, wage increases occur as a result of negotiated labor contracts and adjustments for non-represented employees. These cost increases have resulted in economic pressure on the Company. Management continually focuses attention on daily labor management, as well as develops initiatives aimed at improving business processes and managing costs to achieve reductions to offset these economic increases. The implementation of these initiatives has resulted in significant improvements throughout the Company, most notably in our distribution system, which has led to improved warehouse and transportation efficiencies. Labor efficiencies, such as the number of cases moved in the warehouse per hour of work, have increased 1.0% in the 2006 Period compared to the 2005 Period and 5.3% in the 2005 Period compared to the first thirteen weeks of fiscal 2004 due to system and process improvements and the continual vigilance toward labor efficiencies. Other initiatives involve collaborative solutions working with Members and customers to remove costs from the overall supply chain.

Technology

Technology has played a significant role in shaping the grocery industry as companies continue to use technology to gain efficiencies and reduce costs. Technology improvements have been an important part of our strategy to improve service to our customers and lower costs. Technology improvements in our distribution systems have been an area of concentration. Over the past two years we have been upgrading our warehouse systems to improve efficiencies and order fulfillment accuracy. We have five main facility locations that have been involved in the upgrade. Through the end of fiscal 2005, four of the five have been upgraded. The fifth location will be upgraded during the current fiscal year. This process has been instrumental in helping drive the labor efficiencies described above. We expect to see additional warehouse improvements and order fulfillment accuracy as we complete the upgrade of the final location and as each facility fully realizes the benefits of the upgrade. We have also begun the process of selecting a new Enterprise Resource Planning (“ERP”) system that will operate in our dairy processing and bakery plants. The new system will automate our record keeping, providing greater visibility of variances and allowing us to improve the manufacturing process. Additionally, we have made improvements to better support our interactions with vendors and customers and will continue these efforts in the coming year. Our related vendor activities include improvements to our new item introductions, promotions management and payment support activities that have also helped improve efficiencies and lower costs. Member focused efforts have included improvements through our Memberlink technology product that completes the supply chain cycle by improving speed-to-shelf for new items and enhancing retail promotion planning.

RESULTS OF OPERATIONS

The following discussion of the Company’s financial condition and results of operations should be read in conjunction with the consolidated condensed financial statements and notes to the consolidated condensed financial statements, specifically Note 3 to Notes to Consolidated Condensed Financial Statements, Segment Information, included elsewhere in this report. Certain statements in the following discussion are not historical in nature and should be considered to be forward-looking statements that are inherently uncertain.

The following table sets forth selected consolidated financial data of Unified expressed as a percentage of net sales for the periods indicated and the percentage increase or decrease in such items over the prior period.

	Thirteen Weeks Ended		% Change
Fiscal Period Ended	December 31, 2005	January 1, 2005	Thirteen Weeks
Net sales	100.0%	100.0%	2.9%
Cost of sales	89.8	89.1	3.8
Distribution, selling and administrative expenses	8.0	8.5	(4.1)

Operating income	2.2	2.4	(4.6)
Interest expense	(0.5)	(0.5)	3.2
Estimated patronage dividends	(0.7)	(1.1)	(37.5)
Income taxes	(0.2)	(0.3)	13.9

Net earnings	0.8%	0.5%	49.6%

THIRTEEN WEEK PERIOD ENDED DECEMBER 31, 2005 (“2006 PERIOD”) COMPARED TO THE THIRTEEN WEEK PERIOD ENDED JANUARY 1, 2005 (“2005 PERIOD”)

Overview of the 2006 Period.    Our consolidated operating income was $16.6 million in the 2006 Period compared to $17.4 million in the 2005 Period. Operating income for the Insurance segment improved over the 2005 Period, but was offset by declines in the Wholesale Distribution and All Other categories.

•	Wholesale Distribution Segment: The Wholesale Distribution segment’s operating income was $13.8 million in the 2006 Period compared to $16.1 million in the 2005 Period. The decrease in operating income was due to a reduction in margin partially offset by continued benefits from increased efficiencies in our operations. We have also benefited from cost reductions in workers’ compensation expense due to management actions (implementing safety programs and reducing corporate risk exposure via the use of higher deductible policies) and recent legislative changes. See additional discussion under “Net sales – Wholesale Distribution Segment” below.

•	Insurance Segment: Operating income improved $1.7 million in our Insurance segment to $3.1 million in the 2006 Period compared to $1.4 million in the 2005 Period. Our workers’ compensation claims development continued to improve during the 2006 Period. The improvement is attributable to several factors, including the positive impact on claims development resulting from legislative reforms passed by California’s legislature. These reforms have helped to reduce the cost of claims, particularly with respect to medical costs. Continued participation of our customers in higher deductible policies, which can be less costly for them and reduce Unified’s portion of its claims loss exposure, has also contributed to the improvement.

•	All Other: All Other business activities primarily consist of our finance subsidiary and the consolidation of a variable interest entity as discussed in Note 2 of the Notes to Consolidated Condensed Financial Statements in Item 1. Operating income decreased $0.3 million to a loss of $0.3 million for the 2006 Period and consisted of $0.1 million in operating income from our finance subsidiary offset by $0.4 million in operating expense associated with our variable interest entity.

The following tables summarize the performance of each business segment for the 2006 and 2005 Periods.

Wholesale Distribution Segment (dollars in thousands)
	Thirteen Weeks Ended December 31, 2005		Thirteen Weeks Ended January 1, 2005
	Amounts in 000’s	Percent to Sales	Amounts in 000’s	Percent to Sales	Difference
Gross sales	$746,259		$723,212		$23,047
Inter-segment eliminations	—		—		—

Net sales	746,259	100.0%	723,212	100.0%	23,047
Cost of sales	674,813	90.4	646,855	89.5	27,958
Distribution, selling and administrative expenses	57,566	7.7	60,298	8.3	(2,732)

Operating income	$13,880	1.9%	$16,059	2.2%	(2,179)

Insurance Segment (dollars in thousands)
	Thirteen Weeks Ended December 31, 2005		Thirteen Weeks Ended January 1, 2005
	Amounts in 000’s	Percent to Sales	Amounts in 000’s	Percent to Sales	Difference
Gross sales—premiums earned	$6,302		$8,301		$(1,999)
Inter-segment eliminations	(2,026)		(2,066)		40

Net sales—premiums earned	4,276	100.0%	6,235	100.0%	(1,959)
Cost of sales—underwriting expenses	(431)	(10.1)	3,042	48.8	(3,473)
Distribution, selling and administrative expenses	1,597	37.4	1,773	28.4	(176)

Operating income	$3,110	72.7%	$1,420	22.8%	$1,690

All Other (dollars in thousands)
	Thirteen Weeks Ended December 31, 2005		Thirteen Weeks Ended January 1, 2005
	Amounts in 000’s	Percent to Sales	Amounts in 000’s	Percent to Sales	Difference
Gross sales	$415		$342		$73
Inter-segment eliminations	(142)		(103)		(39)

Net sales	273	100.0%	239	100.0%	34
Distribution, selling and administrative expenses	620	227.1	280	117.2	340

Operating income (loss)	$(347)	(127.1)%	$(41)	(17.2)%	$(306)

Net sales.    Consolidated net sales increased $21.1 million, or 2.9%, to $750.8 million in the 2006 Period compared to $729.7 million for the 2005 Period.

•	Wholesale Distribution Segment: Net Wholesale Distribution sales increased $23.0 million to $746.3 million in the 2006 Period compared to $723.2 million for the 2005 Period. We continued to experience sales growth through new store openings and growth in sales of products that help our customers differentiate their stores from the competition. We also continued to experience a decline in sales of center store dry grocery products as a result of continued competitive pressures from alternate format food stores (warehouse, supercenters, discount, drug, natural and organic, and convenience) that are influencing shoppers’ buying practices, as well as certain customers buying more product directly from manufacturers.

Continuing Customer Sales Growth

•	Sales increased by approximately $39.4 million due primarily to the distribution volume of existing customers’ expansion to new store locations, growth in our perishables product offerings such as meat, produce, service deli and service bakery, and growth in our specialty foods subsidiary that have helped our customers differentiate themselves from their competition. As a result of these efforts, sales of perishables products grew $15.8 million while our specialty sales grew $6.7 million over the 2005 Period.

Customer Changes

•	Sales to customers in the 2005 Period that discontinued business with us and began purchasing their products from competitors were $16.4 million.

•	Insurance Segment: Net sales, consisting principally of premium revenues, decreased $2.0 million to $4.2 million in the 2006 Period compared to $6.2 million for the 2005 Period. Our Insurance Segment primarily sells workers’ compensation coverage in California. The drivers of the decline are as follows:

Rate Decline

A decline in policy rates caused a $1.2 million reduction in premium revenues. The rate decline was due to two key factors:

•	The California Legislature passed legislation in 2003 and 2004 to allow greater controls over medical costs related to workers’ compensation. These cost reductions have led to lower policy premiums in the 2006 Period compared to the 2005 Period.

•	Certain policyholders have shifted to higher deductible policies that shift some of the risk of loss from us to the policyholder. These higher deductible policies carry lower rates and lower risk for us and contribute to the overall sales decline. These higher deductible policies plus emphasis on loss control can also result in lower costs for policyholders.

Policy Renewals

•	Policy renewals declined 6.1% in the 2006 Period, representing a $0.8 million reduction in premium revenues.

•	All Other: Net sales were consistent at $0.3 million in the 2006 Period compared to $0.2 million for the 2005 Period.

Cost of sales.    Consolidated cost of sales were $674.4 million for the 2006 Period and $649.9 million for the 2005 Period and comprised 89.8% and 89.1% of consolidated net sales for the 2006 and 2005 Periods, respectively.

•	Wholesale Distribution Segment: Cost of sales increased by $28.0 million to $674.8 million in the 2006 Period compared to $646.9 million in the 2005 Period. As a percentage of net wholesale sales, cost of sales was 90.4% and 89.5% for the 2006 and 2005 Periods, respectively.

•	A change in product and Member sales mix contributed to a 0.6% increase in cost of sales as a percent of net wholesale sales. Our growth was primarily in products that carry a higher cost of sales as a percent of net sales compared to the 2005 Period product mix average. Our larger customers have driven the sales growth in new store openings. These customers typically pick up their orders from our facilities and their larger order sizes allow for higher operational efficiencies. As a result, the margin on these customers is lower than average and increases the cost of sales as a percent of total sales.

•	A change in vendor go-to-market strategies contributed to a 0.3% increase in cost of sales as a percent of net wholesale sales. Our vendors and brokers are continually evaluating their go-to-market strategies to effectively promote their products. Changes in their strategies could have a favorable or unfavorable impact on our financial performance. See “Critical Accounting Policies and Estimates – Vendor Funds.”

•	Insurance Segment: Cost of sales, comprised primarily of underwriting expenses such as claim losses incurred and loss reserve expenses, decreased $3.5 million from $3.0 million to $(0.5) million in the 2006 Period compared to the 2005 Period. During 2003 and 2004, California legislative reforms were passed aimed at reducing the rising cost of workers’ compensation expenses, primarily in the cost of providing health care. We began experiencing the benefits of the California legislative reforms in the latter half of our 2005 fiscal year. These benefits have continued in the 2006 Period. The $(0.5) million credit in cost of sales in the 2006 Period resulted from lowering loss reserves at December 31, 2005 based on improving loss experience for earlier periods. The reduction in ending reserves at December 31, 2005 for losses and loss adjustment expenses was greater than the accrual of new reserves plus paid losses and loss adjustment expenses for the 2006 Period. Future expenses may significantly change depending on the cost of providing health care and the results of further legislative action.

Distribution, selling and administrative expenses.    Consolidated distribution, selling and administrative expenses were $59.8 million in the 2006 Period compared to $62.4 million in the 2005 Period, and comprised 8.0% and 8.5% of net sales for the 2006 and 2005 Periods, respectively.

•	Wholesale Distribution Segment: Distribution, selling and administrative expenses were $57.6 million in the 2006 Period compared to $60.3 million in the 2005 Period, and comprised 7.7% and 8.3% of net wholesale sales for the 2006 and 2005 Periods, respectively.

The factors contributing to the 0.6% decrease in expenses as a percent of net wholesale sales are as follows:

•	Sales Leveraging on Expenses: We have continued to make efficiency improvements in our operations, and cost savings in certain of our administrative expenses. These improvements and other cost efficiency activities in the 2006 Period resulted in a $0.1 million increase in expense and a decrease in expenses as a percent of net wholesale sales by 0.2%.

•	Workers’ Compensation Expense: We are self-insured up to $300,000 per incident with a stop loss coverage policy over that amount. Loss accruals up to the stop loss coverage are made based on actuarially developed loss estimates. Our workers’ compensation expenses declined by $1.3 million, or 0.2% as a percent of net wholesale sales, primarily due to the positive impact of the California legislative reforms discussed above. Workers’ compensation expenses have also been reduced due to management actions, including the implementation of safety programs and reduction of corporate risk exposure via the use of higher deductible policies. Future expenses may significantly change depending on the cost of providing health care and the results of further legislative action.

•	Depreciation and Amortization Expense: Expenses related to depreciation and amortization declined $1.3 million or 0.2% as a percent of net wholesale sales. In September 1999, we completed a merger (the “Merger”) with United Grocers, Inc. (“United”), a grocery cooperative headquartered in Milwaukie, Oregon. Following the Merger, our capital and information technology requirements temporarily increased. Over the past three years, our need for new capital and information technology declined from the post-Merger level. The reduction in expense is related to many of those Merger-related activities becoming fully depreciated and amortized. We expect this reduction to continue only through the remainder of this fiscal year.

•	Equipment, Maintenance and Repairs Expense: Expenses declined $0.7 million or 0.1% of net wholesale sales in the 2006 Period due to lower equipment lease expenses and the timing of property maintenance repairs that were not subject to capitalization.

•	Fuel Expense: Partially offsetting these expense reductions have been higher fuel costs of $0.5 million or 0.1% of net wholesale sales resulting from higher fuel prices. These cost increases have been recovered through fuel surcharges reported as a reduction in cost of sales.

•	Insurance Segment: Distribution, selling and administrative expenses for our Insurance segment were comparable at $1.6 million for the 2006 Period compared to $1.8 million for the 2005 Period.

•	All Other: Distribution, selling and administrative expenses for our All Other business activities for the 2006 Period were $0.6 million compared to $0.3 million for the 2005 Period. During the 2006 Period, we incurred higher lease reserves on properties associated with our variable interest entity.

Interest.    Interest expense was $4.0 million in the 2006 Period compared to $3.9 million in the 2005 Period and comprised 0.5% of consolidated net sales for both the 2006 Period and the 2005 Period. Factors contributing to the increase in interest expense are as follows:

•	Interest expense on our primary debt instruments was $3.3 million and $3.1 million for the 2006 and 2005 Periods, respectively.

•	Weighted Average Borrowings: Interest expense declined $0.3 million over the 2005 Period due to a reduction in our weighted average borrowings. Weighted average borrowings were reduced by $22.3 million due to improved cash flow from operations, working capital improvements and our Equity Enhancement Program (see “Equity Enhancement Plan”).

•	Interest Rates: Interest expense increased $0.5 million over the 2005 Period due to an increase in the effective borrowing rate for our revolving line of credit. Our effective borrowing rate for the combined primary debt, made up of the revolving line of credit and senior secured notes, was 7.7% and 6.3% for the 2006 and 2005 Periods, respectively. Several offsetting factors contributed to the increase in interest rates. First, we realized a reduction in our interest rate margin over the base borrowing rate on the revolving line of credit due to achieving certain financial results. Second, consistent with the overall market interest rate change, the base borrowing rate on the revolver increased over the 2005 Period, offsetting the reduction in margin.

Borrowings on our revolving credit agreement are subject to market rate fluctuations. A 25 basis point change in the market rate of interest over the period would have resulted in a $0.05 million increase or decrease in corresponding interest expense.

•	Changes in secondary debt instruments resulted in a $0.1 million decrease in expense to $0.7 million in the 2006 Period compared to $0.8 million in the 2005 Period.

Estimated patronage dividends.    Estimated patronage dividends for the 2006 Period were $5.1 million, compared to $8.2 million in the 2005 Period, a decrease of 37.5%. Patronage dividends for the 2006 and 2005 Periods consisted of the patronage earnings from the Company’s three patronage earnings divisions: the Southern California Dairy Division, the Pacific Northwest Dairy Division and the Cooperative Division. For the 2006 and 2005 Periods, respectively, the Company had patronage earnings of $2.7 million and $2.5 million in the Southern California Dairy Division, $0.1 million and $0.1 million in the Pacific Northwest Dairy Division and $2.3 million and $5.6 million in the Cooperative Division.

Income taxes.    The Company’s effective income tax rate was 23.1% for the 2006 Period compared to 28.3% for the 2005 Period. The Company estimates that its effective tax rate will be 34% for the remainder of fiscal 2006. The lower rate for the 2006 Period is due to provision-to-return differences and fluctuations in permanent items.

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

CASH FLOW

The Company continued to generate positive cash flow from operations, which was used for investing and financing activities during the thirteen week 2006 Period to reduce long-term debt, provide financing to Members, invest in the Company’s infrastructure, reinvest proceeds from maturing investments and redeem Members’ capital shares. Net cash, consisting of cash and cash equivalents, decreased by $1.4 million to $16.0 million as a result of this activity for the thirteen week 2006 Period compared to $17.4 million as of the fiscal year ended October 1, 2005.

The following table summarizes the impact of operating, investing and financing activities for the thirteen week 2006 and 2005 Periods:

(dollars in thousands)
Summary of Net Increase (Decrease) in Total Cash Flows	2006	2005	Difference
Cash provided by operating activities	$10,151	$16,353	$(6,202)
Cash utilized by investing activities	(5,888)	(8,956)	3,068
Cash utilized by financing activities	(5,668)	(3,595)	(2,073)

Total (decrease) increase in cash flows	$(1,405)	$3,802	$(5,207)

Net cash from operating, investing and financing activities decreased by $5.2 million to $(1.4) million for the 2006 Period compared to an increase of $3.8 million for the 2005 Period. The decrease in net cash for the 2006 Period consisted of cash provided from operating activities of $10.2 million offset by amounts used in investing activities of $5.9 million and financing activities of $5.7 million. The primary factors contributing to the changes in cash flow are discussed below. At December 31, 2005 and October 1, 2005, working capital was $70.4 million and $75.4 million, and the current ratio was 1.2 and 1.3, respectively.

Operating Activities:    Net cash provided by operating activities decreased by $6.2 million to $10.2 million for the 2006 Period compared to $16.4 million for the 2005 Period. The decline in cash provided by operating activities compared to the 2005 Period was attributable primarily to the impact of working capital management initiatives implemented in fiscal 2003 that continued to benefit the 2005 Period, but reached desired levels in the 2006

Period. Net changes in accounts receivable, inventory, prepaid expenses and current liabilities utilized $0.8 million and provided $3.0 million in cash for the 2006 and 2005 Periods, respectively, resulting in a $3.8 million reduction in cash provided by operating activities. In addition, the Company utilized its net operating loss (“NOL”) carry-forward in the 2005 Period, while it anticipates making income tax payments in fiscal 2006. Consequently, the 2006 Period provided $1.4 million less cash compared with the 2005 Period, when the Company was able to utilize the NOL carry-forward to reduce its income tax liabilities. For the 2006 Period, the Company also utilized $0.6 million to reduce its other long-term liabilities and $0.3 million to purchase trading securities for its insurance subsidiaries as compared to the 2005 Period.

Investing Activities:    Net cash used in investing activities decreased by $3.1 million to $5.9 million for the 2006 Period compared to $9.0 million utilized in the 2005 Period. The decrease in cash used for investing activities during the 2006 Period as compared to the 2005 Period was due mainly to decreased notes receivable of $4.0 million, reflecting normal fluctuations in loan activity to Members for their inventory and equipment financing, as well as decreases in net investments of $0.3 million by the Company’s insurance subsidiaries, consisting of the purchase and sale of securities to replace maturing investments in their portfolios. This $4.3 million decrease in cash utilized was partially offset by increases in capital expenditures of $1.2 million for a building renovation project and purchases of warehouse and computer equipment. Spending on investing activities is expected to be funded by existing cash balances, cash generated from operations or additional borrowings.

Financing Activities:    Net cash utilized by financing activities was approximately $5.7 million for the 2006 Period compared to $3.6 million for the 2005 Period. The net increase of $2.1 million in cash used by financing activities for the 2006 Period as compared to the 2005 Period reflects decreased cash provided by Member deposits (both excess and required) and estimated patronage dividends of $4.3 million, resulting from decreased patronage earnings of $3.1 million and reduced required deposits of $1.2 million for Members that participate in the Reduced Class B Investment Requirement program, which was effective March 31, 2005 (see “Member Investments and Patronage Dividends”). This $4.3 million decrease in cash provided was partially offset by a reduction in debt repayment due to reduced borrowing levels that decreased cash usage by $2.2 million. Cash used by financing activities is expected to be funded by the Company’s continuing operating cash flow and the positive impact of the Equity Enhancement Plan to meet operating and capital spending requirements.

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

Bank Credit Facility

The Company refinanced its $200.0 million revolving credit agreement in fiscal 2004 with a $225.0 million revolving credit agreement (see “Outstanding Debt and Other Financing Arrangements”). The revolving credit agreement expires on December 5, 2007. The expanded facility, combined with the Company’s reduction in its borrowing levels under the facility to $61.5 million at December 31, 2005, increases the availability of capital accessible by the Company.

Off-Balance Sheet Arrangements

As of the date of this report, with the exception of the transaction disclosed in Note 2 of Notes to Consolidated Condensed Financial Statements, the Company does not participate in transactions that generate relationships with unconsolidated entities or financial partnerships, such as entities often referred to as structured finance or special purpose entities, which would have been established for the purpose of facilitating off-balance sheet arrangements or other contractually narrow or limited purposes.

CONTRACTUAL OBLIGATIONS AND COMMERCIAL COMMITMENTS

At December 31, 2005, the Company was contingently liable with respect to 11 lease guarantees for certain Members with commitments expiring through 2017. The Company believes the locations underlying these leases are marketable and, accordingly, that it will be able to recover a substantial portion of the guaranteed amounts in the event the Company is required to satisfy its obligations under the guarantees. In addition to the lease guarantees, the Company also guarantees certain third-party loans issued to Members and standby letters of credit to certain vendors and regulatory authorities.

Accordingly, with respect to the third-party loan guarantees, the Company would be required to pay these obligations in the event of default by the Member. The Company would only be obligated under the standby letters of credit to the extent of any amount utilized by the vendor or regulatory authority.

During fiscal 2004, the Company entered into a lease guarantee with one of its Members. The guarantee has a ten-year term, and as of December 31, 2005 and October 1, 2005, the maximum potential amount of future payments that the Company could be required to make as a result of the Member’s non-payment of rent is approximately $2.7 million. Pursuant to FASB Interpretation No. 45, “Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others,” Unified has recorded a liability in connection with this guarantee arrangement. This liability, which amounts to approximately $0.1 million at December 31, 2005 and October 1, 2005, represents the premium receivable from the Member as consideration for the guarantee, and is deemed to be the fair value of the lease guarantee. The Company does not believe, based on historical experience and information currently available, that it is probable that any amounts will be required to be paid under this guarantee arrangement.

The Company’s contractual obligations and commercial commitments at December 31, 2005 are summarized as follows:

(dollars in thousands)
	Payments due by period
Contractual Obligations	Total	Less than 1 year	1-3 years	4-5 years	More than 5 years
Senior secured notes	$90,902	$5,969	$44,786	$40,147	$—
Revolving lines of credit	61,500	—	61,500	—	—
Operating lease obligations	129,862	21,318	30,971	21,698	55,875
Capital lease obligations	221	216	5	—	—
Other long-term obligations	9,880	5,707	4,173	—	—
Secured borrowings to banks, including standby repurchase obligations	260	141	95	24	—
Projected interest on contractual obligations	37,054	12,354	22,086	2,614	—

Total contractual cash obligations	$329,679	$45,705	$163,616	$64,483	$55,875

(dollars in thousands)
	Payments due by period
Other Commercial Commitments	Total	Less than 1 year	1-3 years	4-5 years	More than 5 years
Standby letters of credit	$45,092	$45,092	$—	$—	$—
Lease and loan guarantees	22,741	4,249	11,580	4,200	2,712

Total commercial commitments	$67,833	$49,341	$11,580	$4,200	$2,712

The projected interest component on the Company’s contractual obligations was estimated based on the prevailing or contractual interest rates for the respective obligations over the period of the agreements.

During the first half of fiscal 2005, Springfield Insurance Company, a wholly owned insurance subsidiary of the Company, held investments carried at fair value on deposit with regulatory authorities in compliance with statutory insurance regulations. During the second half of fiscal 2005, Springfield Insurance Company entered into a $41.8 million standby letter of credit agreement to secure workers’ compensation claims in the event this subsidiary is unable to meet these obligations. The standby letter of credit is secured by the investments of Springfield Insurance Company, and such investments were concurrently released from their deposit restriction by virtue of implementing and maintaining the standby letter of credit.

OUTSTANDING DEBT AND OTHER FINANCING ARRANGEMENTS

The Company’s notes payable and scheduled maturities are summarized as follows:

(dollars in thousands)
	December 31, 2005	October 1, 2005

Senior secured notes expiring October 1, 2009, payable monthly, interest only (interest rate of 8.71% at December 31, 2005 and October 1, 2005, $40.0 million due October 1, 2009) and April 1, 2008, (interest rate of 7.72% at December 31, 2005 and October 1, 2005); approximately $865 principal and interest payable monthly through April 1, 2008, remaining $36.0 million due April 1, 2008	$90,902	$92,459

Notes to banks under secured revolving credit agreement expiring December 5, 2007, interest rate at the lender’s base rate plus 0.0% at December 31, 2005 and October 1, 2005, or adjusted LIBOR (4.20% plus 1.25% at December 31, 2005 and 3.97% plus 1.25% at October 1, 2005)	61,500	64,000

Secured borrowings to banks, collateralized by member loans receivable, repayment based on terms of underlying collateral	260	305

Redemption subordinated notes, payable in twenty quarterly installments plus interest at 6.0%	—	61

Capital investment notes (subordinated), interest at 5.0%, maturity dates through 2007	9,880	10,365

Obligations under capital leases	221	276

Total notes payable	162,763	167,466
Less portion due within one year	12,033	10,826

	$150,730	$156,640

The Company had a total of $90.9 million and $92.5 million outstanding in senior secured notes to John Hancock Life Insurance Company (“Hancock”) under a note purchase agreement dated September 29, 1999 (as amended, the “Senior Note Agreement”) at December 31, 2005 and October 1, 2005, respectively.

On January 6, 2006 (the “effective date”), the Company entered into an agreement (the “Amendment”) with Hancock to amend and restate its Senior Note Agreement ($90.9 million at December 31, 2005) to $96.8 million as of the effective date of the Amendment. The Amendment extends the maturity date to January 1, 2016 from April 1, 2008 and October 1, 2009 on $86.0 million of the notes. The Amendment also decreases interest rates that ranged from 7.72% to 8.71% on $86.0 million of notes to a range of 6.421% to 7.157%. The Amendment calls for interest only payments for the first five years of the term, and then starting on the 61st payment, principal plus interest on the $86.0 million of notes. At the maturity date, a balloon payment of $66.8 million is due. In addition, $10.8 million of notes will mature on April 1, 2008 (monthly payments of principal plus interest at 7.72%) and October 1, 2009 (monthly payments of interest only at 8.71%), with balloon payments of $4.4 million and $4.5 million, respectively.

The notes continue to be secured by certain of the Company’s personal and real property and contain customary covenants, default provisions (including acceleration of the debt in the occurrence of an uncured default), and prepayment penalties similar to those included in the original note purchase agreement.

In addition, the Company has a $225.0 million secured revolving credit facility (“Revolving Credit Agreement”) with a group of banks for which Harris Trust and Savings Bank is serving as Administrative Agent. The Revolving Credit Agreement expires on December 5, 2007 and bears interest at either LIBOR plus an applicable margin (1.00% to

2.00%), or the lender’s base rate plus an applicable margin (0.00% to 0.75%). In each case, the applicable margin is based on the ratio of funded debt to operating cash flow. The Revolving Credit Agreement permits advances of up to 85% of eligible accounts receivable and 65% of eligible inventories. The Revolving Credit Agreement is collateralized by the accounts receivable and inventories of the Company and certain subsidiaries. The Company had $61.5 million and $64.0 million outstanding under the Revolving Credit Agreement at December 31, 2005 and October 1, 2005, respectively.

The Revolving Credit Agreement and the Senior Note Agreement as amended each contain customary representations, warranties, financial covenants and default and pre-payment provisions for these types of financing. Obligations under these credit agreements are senior to the rights of Members with respect to required deposits, patronage dividend certificates and subordinated notes. Both the Revolving Credit Agreement and the Senior Note Agreement limit the incurrence of additional funded debt and the incurrence of liens except permitted liens. Examples of default conditions include the failure to pay an installment of principal or interest under the agreements, the making of false representations and warranties, and non-compliance with one or more financial covenants (minimum tangible net worth, fixed charge coverage ratio and funded debt to earnings before interest, income taxes, depreciation, amortization and patronage dividends, “EBITDAP”). The Revolving Credit Agreement and the Senior Note Agreement both limit distributions to shareholders (including the repurchase of shares) to designated permitted redemptions, and prohibit all distributions and payments on patronage dividend certificates (“Patronage Certificates”) when an event of default has occurred and is continuing. In the event the Company is not in compliance with the financial covenants of the Revolving Credit Agreement and the Senior Note Agreement, the continued availability of loan funds or the terms upon which such loans would be available could be negatively impacted, and the impact to the Company could be material. As of December 31, 2005, the Company was in compliance with all applicable covenants of its Revolving Credit Agreement and Senior Note Agreement.

A $10.0 million credit agreement with a third party bank is collateralized by Grocers Capital Company’s (“GCC”) Member loan receivables. GCC is a wholly owned subsidiary of the Company whose primary function is to provide financing to Members who meet certain credit requirements. Funding for loans is derived from the cash reserves of GCC, as well as the $10.0 million credit facility. The credit agreement, which was amended and restated in fiscal 2004, matures on June 9, 2007. Amounts advanced under the credit agreement bear interest at prime (7.25% and 6.75%) or Eurodollar (4.53% and 4.05%) plus 2.25% at December 31, 2005 and October 1, 2005, respectively. The unused portion of the credit line is subject to a commitment fee of 0.125%. The applicable rate is determined at the Company’s discretion. GCC had no borrowings outstanding at December 31, 2005 or October 1, 2005.

Member loan receivables are periodically sold by GCC to the third party bank through a loan purchase agreement. This loan purchase agreement, which was amended and restated in fiscal 2004, matures on June 9, 2007. Total loan purchases under the agreement are limited to a total aggregate principal amount outstanding of $70.0 million. The loan purchase agreement does not qualify for sale treatment pursuant to SFAS No. 140, “Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities” and, accordingly, the Company accounts for the transfer of these financial assets as a secured borrowing with a pledge of collateral. The aggregate amount of secured borrowings with the third party bank was $0.3 million at December 31, 2005 and October 1, 2005. Pledged collateral included in current notes receivable was $0.2 million and $0.1 million at December 31, 2005 and October 1, 2005, respectively. Non-current amounts of pledged collateral were $0.1 million and $0.2 million at December 31, 2005 and October 1, 2005, respectively. The notes receivable generally bear interest at rates averaging prime plus 2.00%, are paid monthly and have maturity dates ranging from 2006 to 2007.

Pursuant to the Merger, Unified agreed to repurchase excess Class B Shares held by former shareholders of United that were received in the Merger and tendered for redemption prior to January 28, 2001. The price paid for the excess Class B Shares was the book value as of April 2, 1999 of the shares of the Company’s common stock for which the excess Class B Shares were exchanged in the Merger. The Company purchased such shares by issuing notes referred to as “redemption subordinated notes,” which were payable in twenty equal quarterly principal installments and bore interest at 6% per year. During the thirteen weeks ended December 31, 2005, the Company paid $0.06 million on the notes, resulting in the notes being paid off in their entirety.

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

The Company has also guaranteed certain loans made directly to Members by third-party lenders. At December 31, 2005, the maximum principal amount of these guarantees was $0.2 million. Member loans, provided by the Company and third parties, are generally secured with collateral, which usually consists of personal and real property owned by Members and personal guarantees of Members.

MEMBER INVESTMENTS AND PATRONAGE DIVIDENDS

Members are required to meet specific capitalization requirements, which include capital stock ownership and may include required cash deposits. In addition, each Member must meet minimum purchase requirements that may be modified at the discretion of the Board. Unified currently requires each Member to hold Class B Shares having an issuance value equal to an amount determined under one of the two methods as discussed below (the “Class B Share Requirement”). For purposes of determining the Class B Share Requirement, each Class B Share held by a Member has an issuance value equal to the book value per share of the Company’s outstanding shares at the close of the last fiscal year end prior to the issuance of such Class B Shares.

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

Effective March 31, 2005, the Board approved certain modifications to the Class B Share Requirement. The purpose of the new plan is to encourage Member growth by offering a reduced requirement if certain qualifications are met and to provide a cap on the investment requirement at certain volume levels. The Standard Class B Investment requirement (“SBI”) is twice the amount of certain average weekly purchases, except for meat and produce, which are one times average weekly purchases. Members may apply for the Reduced Class B Investment requirement (“RBI”), which requires Members to pay for their purchases electronically on the current due date and demonstrate credit worthiness. The RBI is based on a sliding scale such that additional purchase volume marginally reduces the requirement as a percentage of purchase volume. These modifications were effective as of the end of the second quarter of fiscal 2005. Members who did not select the RBI remain on the SBI.

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

The Required Deposit may generally be paid either in full upon acceptance as a Member or 75% upon acceptance and the balance paid over a 26-week period. Required Deposits for Members adding new stores can either be paid in full or with a 50% down payment and the balance paid over a 26-week period. Members may also maintain deposits with Unified in excess of such Required Deposit amounts (“Excess Deposits”). The Company does not pay interest on the Required Deposit amounts. However, the Company currently pays interest at the prime rate for any cash deposits in excess of the Member’s Required Deposit. All such deposits of a Member are maintained in the Member’s deposit account.

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

Unified’s obligation to repay Members’ Required Deposit accounts on termination of Member status (once the Member’s obligations to Unified have been satisfied) is reported as a long-term liability on Unified’s consolidated condensed balance sheets. Excess Deposits are not subordinated to Unified’s other obligations and are reported as short-term liabilities on Unified’s consolidated condensed balance sheets. At December 31, 2005 and October 1, 2005, Unified had $10.3 and $10.4 million, respectively, in “Members’ required deposits” and $17.1 and $13.4 million, respectively, in “Members’ excess deposits and estimated patronage dividends” (of which $12.3 and $10.0 million, respectively, represented Excess Deposits).

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

In fiscal 2003, the Company issued $3.3 million of Patronage Certificates as a portion of its patronage dividends for fiscal 2002. These Patronage Certificates are included in “Subordinated patronage dividend certificates” in the accompanying consolidated condensed balance sheets.

In December 2002, as part of its fiscal 2003 Equity Enhancement Plan, the Board and the shareholders authorized the creation of a new class of equity, denominated “Class E Shares.” The new Class E Shares were issued as a portion of the patronage dividends issued for the Cooperative Division in 2005, 2004 and 2003, and are available to be issued as a portion of the patronage dividends issued for the Cooperative Division in future periods, as determined annually at the discretion of the Board. The Class E Shares have a stated value of $100 per share, and are non-voting and non-dividend bearing equity securities. Class E Shares are transferable only with the consent of the Company.

For fiscal 2005, 2004 and 2003, patronage dividends in the Cooperative Division were paid to Members in the form of:

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

As a California corporation, the Company is subject to the provisions of the California General Corporation Law, including Section 500, which limits the ability of the Company to make distributions, including distributions to repurchase its own shares, and make any payments on notes issued to repurchase Unified shares. Section 500 permits such repurchase and note payments only when retained earnings calculated in accordance with generally accepted accounting principles equal or exceed the amount of any proposed distribution or an alternative asset/liability ratio test is met.

On October 19, 2005, the Board authorized the repurchase on October 25, 2005 of 1,950 shares of the Company’s Class A Shares that had been tendered and were pending redemption. The Company paid approximately $0.34 million to redeem the shares. On October 5, 2005 and October 21, 2005, the Company repurchased 129 and 196 shares, respectively, of the Company’s Class B Shares that had been tendered and were pending redemption. The Company paid approximately $0.06 million to redeem the shares. On December 14, 2005, the Board authorized the repurchase on December 30, 2005 of 1,600 shares of the Company’s Class A Shares and 23,130 shares of the Company’s Class B Shares that had been tendered and were pending redemption. The Company paid approximately $0.31 million and $4.0 million, respectively, to redeem the shares.

PENSION AND POSTRETIREMENT BENEFIT PLANS

The Company’s employees participate in a cash balance plan (“Cash Balance Plan”) sponsored by the Company. The Cash Balance Plan is a noncontributory defined benefit pension plan covering substantially all employees of the Company who are not subject to a collective bargaining agreement. Under the Cash Balance Plan, participants are credited with an annual accrual based on years of service with the Company. The Cash Balance Plan balance receives an annual interest credit, currently tied to the 30-year Treasury rate that is in effect the previous November, but in no event shall the rate be less than 5%. On retirement, participants will receive a lifetime annuity based on the total cash balance in their account. The Company’s funding policy is to make contributions to the Cash Balance Plan in amounts that are at least sufficient to meet the minimum funding requirements of applicable laws and regulations, but no more than amounts deductible for federal income tax purposes. Benefits under the Cash Balance Plan are provided through a trust and also through annuity contracts.

The Company also has an Executive Salary Protection Plan II (“ESPP II”) that provides supplemental post-termination retirement income based on each participant’s final salary and years of service as an officer of the Company. Depending on when the officer became a participant in the ESPP II, final salary is defined as the highest compensation of the last three years preceding employment separation or the average of the highest five years of compensation out of the last ten years preceding employment separation. Funds are held in a rabbi trust for the ESPP II consisting primarily of life insurance policies reported at cash surrender value. In accordance with EITF No. 97-14, “Accounting for Deferred Compensation Arrangements Where Amounts Earned are Held in a Rabbi Trust,” the assets and liabilities of a rabbi trust must be accounted for as if they are assets and liabilities of the Company. The assets held in the rabbi trust are not available for general corporate purposes.

The Company accounts for its Cash Balance Plan and ESPP II in accordance with SFAS No. 87, “Employers’ Accounting for Pensions,” which requires the Company to make actuarial assumptions that are used to calculate the carrying value of the related assets and liabilities and the amount of expenses to be recorded in the Company’s consolidated condensed financial statements.

The Company’s fiscal 2005 pension expense was calculated based upon a number of actuarial assumptions, including an expected long-term rate of return on plan assets of 8.50%. In developing the long-term rate of return assumption, the Company evaluated historical asset class returns based on broad equity and bond indices. The expected long-term rate of return on plan assets assumes an asset allocation of approximately 65% equity and 35% fixed income financial instruments. The Company regularly reviews with its third party advisors the asset allocation and periodically rebalances the investment mix to achieve certain investment goals when considered appropriate. Actuarial assumptions, including the expected rate of return, are reviewed at least annually, and are adjusted as necessary. Lowering the expected long-term rate of return on the Company’s plan assets by 0.50% (from 8.50% to 8.00%) would have increased its projected pension expense for fiscal 2006 by approximately $0.4 million.

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

Assuming a long-term rate of return on plan assets of 8.50%, a discount rate of 5.50% and certain other assumptions, the Company estimates that its combined pension expense for the Cash Balance Plan and ESPP II for fiscal 2006 will be approximately $5.4 million. Future pension expense will be affected by future investment performance, discount rates and other variables such as expected rate of compensation increases and mortality rates relating to plan participants. Decreasing both the discount rate and projected salary increase assumptions by 0.50% would increase the Company’s projected fiscal 2006 pension expense for the Cash Balance Plan and ESPP II by approximately $0.2 million.

The Company’s net periodic benefit cost for its combined pension and other postretirement benefits was approximately $2.8 million for the thirteen week period ended December 31, 2005 compared to $2.7 million for the thirteen week period ended January 1, 2005.

During fiscal 2005, the Company contributed $4.0 million and $3.4 million to the Cash Balance Plan for the 2005 and 2004 plan years, respectively. In addition, the Company also contributed $0.7 million in fiscal 2005 to the ESPP II to fund benefit payments to participants for the 2005 plan year. At this time, the Company expects to make quarterly estimated contributions to the Cash Balance Plan totaling $2.1 million in fiscal 2006 for the 2006 plan year. At its discretion, the Company may contribute in excess of this amount. Additional contributions for the 2005 plan year, if any, will be due by September 15, 2006, while contributions for the 2006 plan year will be due by September 15, 2007. Additionally, the Company expects to contribute $0.8 million to the ESPP II to fund projected benefit payments to participants for the 2006 plan year. The Company made no contributions to the Cash Balance Plan or ESPP II during the thirteen weeks ended December 31, 2005.

At December 31, 2005, the fair value of the Cash Balance Plan assets increased to $83.5 million from $73.2 million at October 1, 2005.

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

We will continue to be subject to risk of loss of member volume.    The Company’s operating results are highly dependent upon either maintaining or growing its distribution volume to its customers. The Company’s top ten Member and non-member customers constituted approximately 40.6% of total sales for the thirteen-week period ended December 31, 2005. A significant loss in membership or volume could adversely affect the Company’s operating results. We will continue to be subject to the risks associated with consolidation within the grocery industry. When independent retailers are acquired by large chains with self-distribution capacity, are driven from business by larger grocery chains, or become large enough to develop their own self-distribution system, we will lose distribution volume. Members may also select other wholesale providers. Reduced volume is normally injurious to profitable operations since fixed costs must be spread over a lower sales volume.

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

The Company presently holds an investment in the preferred stock of one of its Members (see Note 7 of Notes to Consolidated Condensed Financial Statements) and may on occasion hold investments in the common and preferred stock of Members. These investments are generally held at cost or the equity method and are periodically evaluated for impairment. As a result, changes in the economic environment that adversely affect the business of these Members could result in the write-down of these investments. This risk is unique to a cooperative form of business in that investments are made to support Members’ businesses, and those economic conditions that adversely affect the Members can also reduce the value of the Company’s investment, and hence the book value of the underlying capital shares.

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

The Company’s Revolving Credit Agreement permits advances of up to 85% of eligible accounts receivable and up to 65% of eligible inventory up to a maximum of $225 million. As of December 31, 2005, the Company believes it has sufficient cash flow from operations and availability under the Revolving Credit Agreement to meet operating needs and capital spending requirements through fiscal 2006. However, if access to operating cash or to the Revolving Credit Agreement becomes restricted, the Company may be compelled to seek alternate sources of cash. The Company cannot assure that alternate sources will provide cash on terms favorable to the Company. Consequently, the inability to access alternate sources of cash on terms similar to its existing agreement could adversely affect the Company’s operations.

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

Strike or work stoppage by our union employees could disrupt our business.    Approximately 61% of our employees are covered by collective bargaining agreements, some of which are due to expire in fiscal 2010. The inability to negotiate acceptable contracts with the unions could result in a strike or work stoppage and increased operating costs resulting from higher wages or benefits paid to union members or replacement workers. Such outcome could have a material negative impact on the Company’s operations and financial results.

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

Members will be required to report as income any patronage dividends that we distribute in the form of qualified written notices of allocation.    Members are required to consent to include in their gross income, in the year received, all cash as well as the stated dollar amount of all qualified written notices of allocation, including Patronage Certificates and the book value of Class B Shares distributed to them as part of the qualified written notices of allocation. Patronage Certificates and Class B Shares distributed as part of the qualified written notices of allocation are also subject to state income and corporate franchise taxes in California and may be subject to these taxes in other states. The Member does not include a nonqualified written notice of allocation, whether in Class B Shares, Class E Shares or Patronage Certificates, as income in the year of receipt and the Company is not entitled to an income tax deduction in the year of issuance. The Member will have ordinary taxable income and the Company will have an income tax deduction when the stock is redeemed or the subordinated patronage dividend certificate is paid in cash or property. The Company’s Board will determine whether patronage dividends will be paid in the form of qualified written notices of allocation or nonqualified written notices of allocation. For the fiscal years ended 2003, 2004 and 2005, the Company’s Board determined that patronage dividends would be paid in the form of nonqualified written notices of allocation for the Cooperative Division. Patronage dividends paid in the Dairy Divisions were paid in the form of qualified written notices of allocation.

Members are urged to consult their tax advisors with respect to the applicability of U.S. federal income, state or local tax rules on the ownership and disposition of Class A, Class B and Class E Shares and the receipt of Patronage Certificates with respect to their own tax status.

A loss of our cooperative tax status could increase tax liability.    Subchapter T of the Internal Revenue Code sets forth rules for the tax treatment of cooperatives. As a cooperative, the Company distributes deductible patronage dividends, which offset its entire patronage income. However, we are taxed as a corporation on the remainder of our earnings from our Member business (those earnings which we have not deemed to be patronage income) and on earnings from nonmember business. If the Company were not entitled to be taxed as a cooperative under Subchapter T, its revenues would be taxed when earned by the Company and the Members would be taxed when dividends were distributed. The Internal Revenue Service can challenge the tax status of cooperatives. The Internal Revenue Service has not challenged the Company’s tax status and the Company would vigorously defend any such challenge. If we were not entitled to be taxed as a cooperative, taxation at both the Company and the Member level would have a material, adverse impact on the Company.

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

Insurance Reserves.    The Company’s insurance subsidiaries provide various types of insurance products to its Members including workers’ compensation, general liability, auto, directors and officers and others. Certain of the

Company’s insurance subsidiaries are regulated by the State of California and are subject to the rules and regulations promulgated by the appropriate state regulatory agencies. There are many factors that contribute to the variability in estimating insurance loss reserves and related costs. Changes in state regulations may have a direct impact on workers’ compensation cost and reserve requirements. In fiscal 2004, mandatory contributions to the California Workers’ Compensation Fund for California based companies was reduced to somewhat mitigate the impact of the rising workers’ compensation cost to these businesses. The cost of insurance and the sufficiency of loss reserves are also impacted by actuarial estimates based on a detailed analysis of health care cost trends, mortality rates, claims history, demographics and industry trends. As a result, the amount of the loss reserve and the related expense is significantly affected by these variables, as well as the periodic changes in state and federal law. The Company regularly assesses the sufficiency of its loss reserves, which represent potential future claims and settlements to policyholders. Insurance reserves are recorded based on estimates and assumptions made by management using data available at the valuation date and are validated by third party actuaries to ensure such estimates are within acceptable ranges. In addition, the Company’s Wholesale Distribution segment is self-insured for workers’ compensation of up to $300,000 per incident, while the Company’s insurance subsidiaries provide additional coverage from $300,001 to $1,000,000 per incident. Insurance reserves maintained by the Company’s insurance subsidiaries and the Company’s reserve for projected workers’ compensation payouts totaled approximately $63.5 million as of December 31, 2005 and $64.9 million as of October 1, 2005.

Allowance for Uncollectible Accounts and Notes Receivable.    The preparation of the Company’s consolidated financial statements requires management to make estimates of the collectibility of its accounts and notes receivable. The Company’s trade and short-term notes receivable, net was approximately $143.9 million and $145.3 million (including approximately $6.0 million and $5.5 million of short-term notes receivable) at December 31, 2005 and October 1, 2005, respectively. The Company’s long-term notes receivable, net was approximately $9.2 million and $9.6 million at December 31, 2005 and October 1, 2005, respectively. Management regularly analyzes its accounts and notes receivable for changes in the credit-worthiness of customers, economic trends and other variables that may affect the adequacy of recorded reserves for potential bad debt. In determining the appropriate level of reserves to establish, the Company utilizes several techniques including specific account identification, percentage of aged receivables and historical collection and write-off trends. In addition, the Company considers in its reserve calculations collateral such as redemption notes, Member shareholdings, cash deposits and personal guarantees. A bankruptcy or financial loss associated with a major customer could have a material adverse effect on the Company’s sales and operating results. The Company’s allowance for doubtful accounts for trade and short-term notes receivable was approximately $2.5 million at December 31, 2005 and October 1, 2005, and $0.9 million for long-term notes receivable at December 31, 2005 and October 1, 2005.

Lease Loss Reserves. The Company has historically subleased store sites to independent retailers who meet certain credit requirements, at rates that are at least as high as the rent paid by the Company. The Company also leases sites for its discontinued retail business. Under the terms of the original lease agreements, the Company remains primarily liable for any financial commitments a retailer may no longer be able to satisfy, including those stores that are part of the Company’s discontinued retail business. Should a retailer be unable to perform under the terms of the sublease, the Company would record a charge to earnings for the cost of the remaining term of the lease, less any expected sublease income, at net present value. The Company is also contingently liable for certain subleased facilities. Variables affecting the level of lease reserves recorded include the remaining lease term, vacancy rates of leased property, the state of the economy, property taxes, common area maintenance costs and the time required to sublease the property. Favorable changes in economic conditions, leading to shorter vacancy periods or higher than expected sublease rental commitments, could result in a reduction of the required reserves. The Company’s lease reserves for all leased locations were approximately $9.6 million and $9.8 million as of December 31, 2005 and October 1, 2005, respectively.

Investments. The Company presently holds an investment in the preferred stock of one of its Members (see Note 7 of Notes to Consolidated Condensed Financial Statements) and may on occasion hold investments in the common and preferred stock of Members. These investments are periodically evaluated for impairment. This evaluation involves performing fair value analyses of the respective investments. If an investment’s carrying amount exceeds its fair value and the shortfall is not deemed recoverable, an impairment loss would be recorded. As a result, adverse changes in the economic environment that adversely affect the business of these retailers could result in the write-down of these investments.

Goodwill and Intangible Assets. The Company’s operating results are highly dependent upon either maintaining or growing its distribution volume to its customers. The Company’s top ten Member and non-member customers constituted approximately 40.6% of total sales for the thirteen-week period ended December 31, 2005. A significant loss in membership or volume could adversely affect the Company’s operating results. The Merger with United resulted in the recording of goodwill representing the intangible assets of the acquired business. The book value of the goodwill was approximately $24.3 million at December 31, 2005. Although the sales volume and customer base of the combined entity remains strong, significant reductions in the distribution volume in the future could potentially impair the carrying amount of goodwill necessitating a write-down of this asset.

The Company evaluates its goodwill and intangible assets for impairment pursuant to SFAS No. 142, “Goodwill and Other Intangible Assets,” which provides that goodwill and other intangible assets with indefinite lives are not amortized but tested for impairment annually, or more frequently if circumstances indicate potential impairment. The impairment test is comprised of two steps: (1) a reporting unit’s fair value is compared to its carrying value; if the fair value is less than its carrying value, impairment is indicated; and (2) if impairment is indicated in the first step, it is measured by comparing the implied fair value of goodwill and intangible assets to its carrying value at the reporting unit level. In determining fair value, the Company uses the discounted cash flow method, which assumes a certain growth rate projected over a period of time in the future and then discounted to net present value using the Company’s estimated cost of capital. The Company evaluates its goodwill for impairment in the third quarter of each fiscal year. Accordingly, the Company tested its goodwill and noted no impairment for the fiscal quarter ended July 2, 2005. In addition to the annual impairment test required under SFAS No. 142, during fiscal 2006 and 2005, the Company assessed whether events or circumstances occurred that potentially indicates that the carrying amount of these assets may not be recoverable. The Company concluded that there were no such events or changes in circumstances during 2006 and 2005 and determined that the fair value of the Company’s reporting units were in excess of its carrying value as of December 31, 2005 and October 1, 2005. Consequently, no impairment charges were recorded in the thirteen weeks of fiscal 2006 and fiscal year 2005.

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

On a quarterly basis, the Company assesses whether events or changes in circumstances occur that potentially indicate the carrying value of long-lived assets may not be recoverable. The Company concluded that there were no such events or changes in circumstances during the thirteen weeks of fiscal 2006 and fiscal year 2005.

Tax Valuation Allowances.    The Company accounts for income taxes in accordance with SFAS No. 109, “Accounting for Income Taxes” (“SFAS No. 109”), which requires that deferred tax assets and liabilities be recognized using enacted tax rates for the effect of temporary differences between the book and tax bases of recorded assets and liabilities. SFAS No. 109 also requires that deferred tax assets be reduced by a valuation allowance if it is more likely than not that some portion or all of the net deferred tax asset will not be realized. In accordance with SFAS No. 109 and post quasi-reorganization accounting, valuation allowance reductions are accounted for as an adjustment to additional paid-in capital, while increases to the valuation allowance are accounted for as an adjustment to the income tax provision. The Company had approximately $18.6 million in net deferred tax assets at December 31, 2005 and October 1, 2005. Management evaluated the available positive and negative evidence in assessing the Company’s ability to realize the benefits of the net deferred tax assets at December 31, 2005 and concluded it is more likely than not that the Company does not require a tax valuation allowance. The net deferred tax assets should be realized through future operating results and the reversal of taxable temporary differences. Of the net deferred tax assets, $12.4 million are classified as current assets in deferred income taxes and $6.2 million are included in long-term liabilities, other in the accompanying consolidated condensed balance sheets as of December 31, 2005 and October 1, 2005.

Pension and Postretirement Benefit Plans.    The Company’s non-union employees participate in Company sponsored defined benefit pension and postretirement benefit plans. Officers of the Company also participate in a Company sponsored ESPP II plan, which provides supplemental post-termination retirement income based on each participant’s final salary and years of service as an officer of the Company. The Company accounts for these benefit plans in accordance with SFAS No. 87, “Employers’ Accounting for Pensions,” SFAS No. 106, “Employers’ Accounting for Postretirement Benefits Other Than Pensions,” and SFAS No. 112, “Employers’ Accounting for Postemployment Benefits—an amendment of FASB Statements No. 5 and 43,” which require the Company to make actuarial assumptions that are used to calculate the carrying value of the related assets and liabilities and the amount of expenses to be recorded in the Company’s consolidated condensed financial statements. Assumptions include the expected return on plan assets, discount rates, projected life expectancies of plan participants, anticipated salary increases and health care cost trend. The assumptions are regularly evaluated by management in consultation with outside actuaries who are relied upon as experts. While the Company believes the underlying assumptions are appropriate, the carrying value of the related assets and liabilities and the amount of expenses recorded in the consolidated condensed financial statements could differ if other assumptions are used.

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

Vendor funds are reflected as a reduction of inventory costs or as an offset to cost incurred on behalf of the vendor for which the Company is being reimbursed in accordance with EITF Issue No. 02-16, “Accounting by a Customer (including a Reseller) for Certain Consideration Received from a Vendor” (“EITF No. 02-16”). Amounts due from vendors upon achievement of certain milestones, such as minimum purchase volumes, are accrued prior to the achievement of the milestone if the Company believes it is probable the milestone will be achieved, and the amounts to be received are reasonably estimable.

RECENTLY ISSUED ACCOUNTING PRONOUNCEMENTS

Refer to Note 8 to Notes to Consolidated Condensed Financial Statements in Part I, Item 1 of this Quarterly Report on Form 10-Q for management’s discussion of recently issued accounting pronouncements and their expected impact, if any, on the Company’s consolidated condensed financial statements.

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

Unified is subject to interest rate changes on its notes payable under the Company’s credit agreements that may affect the fair value of the notes payable, as well as cash flow and earnings. Based on the notes payable outstanding at December 31, 2005 and the current market condition, a one percent increase in the applicable interest rates would decrease the Company’s annual cash flow and pretax earnings by approximately $0.6 million. Conversely, a one percent decrease in the applicable interest rates would increase annual cash flow and pretax earnings by $0.6 million. With the adoption of SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities,” the Company’s investments in convertible bonds were reclassified from available for sale securities to trading securities. As a result of changing the classification of the convertible bonds, the Company is subject to market risk associated with fluctuations in interest rates and the market value of the embedded conversion feature.

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

Disclosure controls and procedures.    Disclosure controls are controls and procedures designed to reasonably assure that information required to be disclosed in our reports filed under the Exchange Act, such as this Quarterly Report, is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms. Disclosure controls are also designed to reasonably assure that such information is accumulated and communicated to our management, including the CEO and CFO, as appropriate to allow timely decisions regarding required disclosure. Disclosure controls and procedures, no matter how well designed and implemented, can provide only reasonable assurance of achieving an entity’s disclosure objectives. The likelihood of achieving such objectives is affected by limitations inherent in disclosure controls and procedures. These include the fact that human judgment in decision-making can be faulty and that breakdowns in internal control can occur because of human failures such as simple errors, mistakes or intentional circumvention of the established processes.

At the end of the period covered by this report, Unified’s management, with the participation of our Chief Executive Officer and Chief Financial Officer, carried out an evaluation of the effectiveness of our disclosure controls and procedures (as defined in Rule 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934). Our Chief Executive Officer and Chief Financial Officer concluded that these disclosure controls and procedures were not effective at the reasonable assurance level described above as of the end of the period covered in this report. See below for additional discussion.

Changes in internal controls over financial reporting.    Management, with the participation of the Chief Executive Officer and Chief Financial Officer of the Company, has evaluated any changes in the Company’s internal control over financial reporting that occurred during the most recent fiscal quarter. Based on that evaluation, management, the Chief Executive Officer and the Chief Financial Officer of the Company have concluded that no change in our internal control over financial reporting (as defined in Rule 13a-15(f) under the Securities Exchange Act of 1934) occurred during the quarter ended December 31, 2005 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

In the fourth quarter of fiscal 2005, the Company became aware of a material weakness relating to the Company’s internal control over financial reporting with respect to its promotions tracking system. In June 2005, the Company made a modification to the promotions tracking system that was previously installed during 2004. This system will enable the Company to better monitor the cash flows relating to promotions and evaluate the factors influencing the effectiveness of promotional activities. Subsequent to the implementation of this modification, the Company discovered a limitation in the reporting capabilities of the system that could lead to a material misstatement in our financial statements. Upon discovering this limitation, the Company performed extensive alternative analysis and we are satisfied that this has not resulted in a misstatement of the information presented in our current or previously issued financial statements. During the first quarter of fiscal 2006, the Company implemented, among other things, an enhanced reconciliation process to ensure that the impact of promotional activities is fairly stated in our financial statements. We will continue to evaluate the effectiveness of such enhancements to be reasonably assured that we have appropriately remedied the deficiency in our internal controls.

The Company is a non-accelerated filer and is required to comply with the internal control reporting and disclosure requirements of Section 404 of the Sarbanes-Oxley Act for fiscal years ending on or after July 15, 2007. The Company is currently in the documentation phase of its Section 404 compliance and will be required to comply with these disclosure requirements for its fiscal year ending September 29, 2007.

PART II.    OTHER INFORMATION

ITEM 1.    LEGAL PROCEEDINGS

The Company is a party to various litigation, claims and disputes, some of which are for substantial amounts, arising in the ordinary course of business. While the ultimate effect of such actions cannot be predicted with certainty, the Company believes the outcome of these matters will not result in a material adverse effect on its financial condition or results of operations.

ITEM 1A.    RISK FACTORS

There are no material changes from risk factors as previously disclosed in our Annual Report on Form 10-K for the fiscal year ended October 1, 2005, filed on December 21, 2005 (File No. 000-10815). Refer to “Risk Factors” in Part I, Item 2 of this Quarterly Report on Form 10-Q for discussion of the Company’s risk factors.

ITEM 2.    UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

COMPANY PURCHASES OF EQUITY SECURITIES

Period	Total Number of Shares Purchased	Average Price Paid Per Share
October 2, 2005 – October 29, 2005	1,950 Class A Shares	$174.39
November 27, 2005 – December 31, 2005	1,600 Class A Shares	$195.72
October 2, 2005 – October 29, 2005	129 Class B Shares	$188.27
October 30, 2005 – November 26, 2005	196 Class B Shares	$163.00
November 27, 2005 – December 31, 2005	23,130 Class B Shares	$174.23

Total	27,005 Shares	$175.50

Refer to “Redemption of Capital Stock” in Part I, Item 2 of this Quarterly Report on Form 10-Q for discussion of the Company’s share redemptions.

ITEM 3.	DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4.	SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None.

ITEM 5.	OTHER INFORMATION

None.

ITEM 6.	EXHIBITS

(a)	Exhibits

3.1	Amended and Restated Articles of Incorporation of the Registrant, as amended (incorporated by reference to Exhibit 3.1 to the Registrant’s Quarterly Report on Form 10-Q for the fiscal quarter ended March 29, 2003).

3.2	Bylaws of the Registrant, as amended (incorporated by reference to Exhibit 3.2 to the Registrant’s Annual Report on Form 10-K for the fiscal year ended September 27, 2003, filed on December 16, 2003).

10.1	Amendment No. 6 to the Unified Western Grocers, Inc. Employees’ Sheltered Savings Plan, amended as of December 1, 2005.

31.1	Chief Executive Officer Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Chief Financial Officer Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Chief Executive Officer Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Chief Financial Officer Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

UNIFIED WESTERN GROCERS, INC.

By	/S/ ALFRED A. PLAMANN
Alfred A. Plamann President and Chief Executive Officer (Principal Executive Officer)

By	/S/ RICHARD J. MARTIN
Richard J. Martin Executive Vice President, Finance & Administration and Chief Financial Officer (Principal Financial and Accounting Officer)

By	/S/ RANDALL G. SCOVILLE
Randall G. Scoville Vice President, Accounting and Chief Accounting Officer

Dated: February 14, 2006