Form 10-Q
period 2006-04-01
UNIFIED WESTERN GROCERS INC
filed 2006-05-12
CIK 320431

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED APRIL 1, 2006

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

The number of shares outstanding of each of the registrant’s classes of common stock, as of April 29, 2006, were as follows:

Class A: 129,250 shares; Class B: 483,390 shares; Class C: 15 shares; Class E: 154,603 shares

PART I.    FINANCIAL INFORMATION

ITEM 1.    FINANCIAL STATEMENTS (UNAUDITED)

Unified Western Grocers, Inc. and Subsidiaries

Consolidated Condensed Balance Sheets – Unaudited

(dollars in thousands)

	April 1, 2006	October 1, 2005
Assets

Current assets:
Cash and cash equivalents	$13,933	$17,437
Accounts and notes receivable, net of allowances of $2,374 and $2,538 at April 1, 2006 and October 1, 2005, respectively	138,875	145,279
Inventories	179,499	193,157
Prepaid expenses	6,243	6,948
Deferred income taxes	12,408	12,408

Total current assets	350,958	375,229
Properties, net	176,969	177,946
Investments	73,960	78,604
Notes receivable, net of allowances of $888 and $921 at April 1, 2006 and October 1, 2005, respectively	9,056	9,584
Goodwill	27,982	27,982
Other assets, net	39,216	38,704

Total Assets	$678,141	$708,049

Liabilities and Shareholders’ Equity

Current liabilities:
Accounts payable	$135,238	$156,754
Accrued liabilities	112,225	118,835
Current portion of notes payable	9,590	10,826
Members’ excess deposits and estimated patronage dividends	18,645	13,432

Total current liabilities	275,698	299,847
Notes payable, less current portion	142,326	156,640
Long-term liabilities, other	101,258	98,233
Members’ deposits and certificates:
Members’ required deposits	10,510	10,367
Subordinated patronage dividend certificates	3,141	3,141
Commitments and contingencies

Shareholders’ equity:
Class A Shares: 500,000 shares authorized, 131,000 and 132,800 shares outstanding at April 1, 2006 and October 1, 2005, respectively	20,797	21,023
Class B Shares: 2,000,000 shares authorized, 483,390 and 505,757 shares outstanding at April 1, 2006 and October 1, 2005, respectively	78,397	81,913
Class E Shares: 2,000,000 shares authorized, 154,603 and 155,711 shares outstanding at April 1, 2006 and October 1, 2005, respectively	15,460	15,571
Retained earnings after elimination of accumulated deficit of $26,976 effective September 28, 2002	31,856	22,514
Receivable from sale of Class A Shares to members	(464)	(726)
Accumulated other comprehensive loss	(838)	(474)

Total shareholders’ equity	145,208	139,821

Total Liabilities and Shareholders’ Equity	$678,141	$708,049

The accompanying notes are an integral part of these statements.

Unified Western Grocers, Inc. and Subsidiaries

Consolidated Condensed Statements of Earnings

and Comprehensive Earnings – Unaudited

(dollars in thousands)

	Thirteen Weeks Ended		Twenty-Six Weeks Ended
	April 1, 2006	April 2, 2005	April 1, 2006	April 2, 2005

Net sales	$710,034	$696,480	$1,460,842	$1,426,166
Cost of sales	636,954	625,602	1,311,336	1,275,499
Distribution, selling and administrative expenses	58,790	59,562	118,573	121,913

Operating income	14,290	11,316	30,933	28,754
Interest expense	(3,507)	(3,705)	(7,498)	(7,573)

Earnings before estimated patronage dividends and income taxes	10,783	7,611	23,435	21,181
Estimated patronage dividends	(4,267)	(3,557)	(9,363)	(11,709)

Earnings before income taxes	6,516	4,054	14,072	9,472
Income taxes	(2,527)	(1,907)	(4,276)	(3,443)

Net earnings	3,989	2,147	9,796	6,029
Other comprehensive earnings, net of income taxes:
Unrealized holding loss on investments	(336)	(543)	(364)	(362)

Comprehensive earnings	$3,653	$1,604	$9,432	$5,667

The accompanying notes are an integral part of these statements.

Unified Western Grocers, Inc. and Subsidiaries

Consolidated Condensed Statements of Cash Flows – Unaudited

(dollars in thousands)

	Twenty-Six Weeks Ended
	April 1, 2006	April 2, 2005

Cash flows from operating activities:
Net earnings	$9,796	$6,029
Adjustments to reconcile net earnings to net cash provided by operating activities:
Depreciation and amortization	10,256	12,595
(Decrease) increase in provision for doubtful accounts	(164)	665
Loss on sale of properties	62	27
Deferred income taxes	—	(1,084)
Purchases of trading securities	(3,739)	(1,296)
Proceeds from maturities or sales of trading securities	10,715	111
(Increase) decrease in assets:
Accounts receivable	7,731	307
Inventories	13,658	18,564
Prepaid expenses	705	2,733
Increase (decrease) in liabilities:
Accounts payable	(21,516)	(11,018)
Accrued liabilities	(6,610)	(2,748)
Long-term liabilities, other	3,025	3,337

Net cash provided by operating activities	23,919	28,222

Cash flows from investing activities:
Purchases of properties	(6,599)	(3,586)
Purchases of securities and other investments	(20,937)	(13,242)
Proceeds from maturities or sales of securities and other investments	18,039	11,533
Increase in notes receivable	(635)	(2,191)
Proceeds from sales of properties	200	39
Increase in other assets	(3,089)	(2,612)

Net cash utilized by investing activities	(13,021)	(10,059)

Cash flows from financing activities:
Reduction of long-term notes payable	(8,016)	(25,043)
Reduction of short-term notes payable	(7,697)	(4,703)
Members’ excess deposits and estimated patronage dividends	5,213	5,716
Increase in members’ required deposits	143	2,747
Decrease in receivable from sale of Class A Shares to members	262	152
Repurchase of shares from members	(4,739)	(5,219)
Issuance of shares to members	432	384

Net cash utilized by financing activities	(14,402)	(25,966)

Net decrease in cash and cash equivalents	(3,504)	(7,803)
Cash and cash equivalents at beginning of period	17,437	43,443

Cash and cash equivalents at end of period	$13,933	$35,640

The accompanying notes are an integral part of these statements.

Unified Western Grocers, Inc. and Subsidiaries

Consolidated Condensed Statements of Cash Flows – Unaudited – Continued

(dollars in thousands)

	Twenty-Six Weeks Ended
	April 1, 2006	April 2, 2005

Supplemental disclosure of cash flow information:
Cash paid during the period for:
Interest	$6,737	$6,983
Income taxes	$8,242	$4,527

Supplemental disclosure of non-cash items:
Retirement of Class B Shares	$—	$1,234
Reduction in purchase accounting reserve against goodwill	$—	$300
Increase to pre quasi-reorganization discontinued operations and lease reserves, net of deferred taxes of $33 as of April 2, 2005	$—	$52

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

The Company’s banking arrangements allow the Company to fund outstanding checks when presented to the financial institution for payment. This cash management practice frequently results in total issued checks exceeding the available cash balance at a single financial institution. The Company’s policy is to record its cash disbursement accounts with a cash book overdraft in accounts payable. At April 1, 2006 and October 1, 2005, the Company had book overdrafts of $27.7 million and $47.7 million, respectively, classified in accounts payable.

Certain other amounts in the prior periods’ consolidated condensed financial statements have been reclassified to conform to the current period’s presentation.

2.    VARIABLE INTEREST ENTITY

In fiscal 2004, the Company signed a purchase and sale agreement with an unrelated business property developer to transfer and assign the leasehold and sub-leasehold interests and certain assets relating to eleven closed store locations.

At April 1, 2006, the Company remains contingently liable for the lease payments on eight store locations until such time as the leases expire or the Company is released from all liabilities and obligations under the respective leases. The net present value of the Company’s currently estimated obligation for the remaining leasehold and sub-leasehold interests for the eight stores totals approximately $3.7 million at April 1, 2006, with the last lease expiring in 2019. The Company’s maximum loss exposure related to these leases is $20.4 million.

The Financial Accounting Standards Board (“FASB”) issued in January 2003 and revised in December 2003 FASB Interpretation No. 46R (“FIN 46R”), “Consolidation of Variable Interest Entities – an Interpretation of Accounting Research Bulletin (“ARB”) No. 51, Consolidated Financial Statements.” Although the Company has no ownership interest in the unrelated third party that assumed the leasehold and sub-leasehold interests from the Company, that third party is considered a variable interest entity pursuant to FIN 46R. Because the primary investor in the variable interest entity currently does not have sufficient equity at risk, the Company is considered the primary beneficiary. Accordingly, the Company is required to consolidate the assets, liabilities and non-controlling interests of the variable interest entity, as well as the results of operations.

At April 1, 2006 and October 1, 2005, the Company consolidated the variable interest entity’s accounts, including total assets of $1.1 and $1.5 million, respectively, comprised primarily of $0.1 million and $0.4 million in properties, respectively, and $1.0 million and $1.1 million in other assets, respectively, to be used in the development of the properties and for payment of lease obligations, with lease reserves of approximately $3.7 and $3.0 million, respectively.

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

Management identifies segments based on the information monitored by the Company’s chief operating decision-makers to manage the business and, accordingly, has the following two reportable segments:

•	Wholesale Distribution includes the results of operations from the sale of food and general merchandise products to both Members and non-members. As of April 1, 2006, the Wholesale Distribution segment represents approximately 99% of the Company’s total sales and 84.4% of total assets.

•	The Insurance segment includes the results of operations for the Company’s three insurance subsidiaries (Grocers and Merchants Insurance Service, Inc., Springfield Insurance Company and Springfield Insurance Company, Ltd.). These subsidiaries provide insurance and insurance-related services, including workers’ compensation and liability insurance policies, to both the Company and its Members primarily located in California. As of April 1, 2006, the Company’s Insurance segment accounts for approximately 1% of the Company’s total sales and 13% of total assets.

The “all other” category includes the results of operations for the Company’s other support businesses, including its finance subsidiary, whose services are provided to a common customer base, none of which individually meets the quantitative thresholds of a reportable segment. As of April 1, 2006, the “all other” category collectively accounts for less than 1% of the Company’s total sales and 2.6% of total assets.

Unified Western Grocers, Inc. and Subsidiaries

Notes to Consolidated Condensed Financial Statements (Unaudited)—(Continued)

Information about the Company’s operating segments is summarized below.

(dollars in thousands)
	Thirteen Weeks Ended		Twenty-Six Weeks Ended
	April 1, 2006	April 2, 2005	April 1, 2006	April 2, 2005
Net sales
Wholesale distribution	$706,554	$690,184	$1,452,813	$1,413,396
Insurance	5,183	7,573	11,485	15,874
All other	422	344	837	686
Inter-segment eliminations	(2,125)	(1,621)	(4,293)	(3,790)

Total net sales	$710,034	$696,480	$1,460,842	$1,426,166

Operating income
Wholesale distribution	$12,818	$11,069	$26,698	$27,128
Insurance	1,409	727	4,519	2,147
All other	63	(480)	(284)	(521)

Total operating income	14,290	11,316	30,933	28,754

Interest expense	(3,507)	(3,705)	(7,498)	(7,573)
Estimated patronage dividends	(4,267)	(3,557)	(9,363)	(11,709)
Income taxes	(2,527)	(1,907)	(4,276)	(3,443)

Net earnings	$3,989	$2,147	$9,796	$6,029

Depreciation and amortization
Wholesale distribution	$4,942	$6,010	$10,145	$12,450
Insurance	50	69	109	141
All other	—	2	2	4

Total depreciation and amortization	$4,992	$6,081	$10,256	$12,595

Capital expenditures
Wholesale distribution	$4,465	$2,797	$6,571	$3,524
Insurance	12	33	20	62
All other	8	—	8	—

Total capital expenditures	$4,485	$2,830	$6,599	$3,586

Identifiable assets
Wholesale distribution	$572,472	$585,026	$572,472	$585,026
Insurance	87,778	83,683	87,778	83,683
All other	17,891	20,795	17,891	20,795

Total identifiable assets	$678,141	$689,504	$678,141	$689,504

4.    SHAREHOLDERS’ EQUITY

During the 26-week period ended April 1, 2006, the Company issued 1,750 Class A Shares with an issue value of $0.34 million and redeemed 3,550 Class A Shares with a redemption value of $0.65 million. In addition, the Company issued 1,088 Class B Shares with an issue value of $0.2 million and also redeemed 23,455 Class B Shares with a redemption value of $4.09 million. The Company also voided 1,108 Class E Shares in the amount of $0.1 million.

5.    NOTES PAYABLE

On January 6, 2006 (the “effective date”), the Company entered into an agreement (the “Amendment”) with John Hancock Life Insurance Company (“Hancock”) to amend and restate its Senior Note Agreement ($92.5 million at October 1, 2005) to $96.8 million as of the effective date of the Amendment. The Amendment extends the

Unified Western Grocers, Inc. and Subsidiaries

Notes to Consolidated Condensed Financial Statements (Unaudited)—(Continued)

maturity date to January 1, 2016 from April 1, 2008 and October 1, 2009 on $86.0 million of the notes. The Amendment also decreases interest rates that ranged from 7.72% to 8.71% on $86.0 million of notes to a range of 6.421% to 7.157%. The Amendment calls for interest only payments for the first five years of the term, and then starting on the 61st payment, principal plus interest on the $86.0 million of notes. At the maturity date, a balloon payment of $66.8 million is due. In addition, $10.8 million of notes will mature on April 1, 2008 (monthly payments of principal plus interest at 7.72%) and October 1, 2009 (monthly payments of interest only at 8.71%), with balloon payments of $4.4 million and $4.5 million, respectively. The amount outstanding under the amended Senior Note Agreement was $96.8 million at April 1, 2006.

The notes continue to be secured by certain of the Company’s personal and real property and contain customary covenants, default provisions (including acceleration of the debt in the event of an uncured default), and prepayment penalties similar to those included in the original note purchase agreement.

6.    PENSION AND OTHER POSTRETIREMENT BENEFITS

The Company sponsors a cash balance plan (“Cash Balance Plan”). The Cash Balance Plan is a noncontributory defined benefit pension plan covering substantially all employees of the Company who are not subject to a collective bargaining agreement. Benefits under the Cash Balance Plan are provided through a trust and also through annuity contracts.

The Company also sponsors an executive salary protection plan (“ESPP II”) that provides supplemental post-termination retirement income based on each participant’s final salary and years of service as an officer of the Company. Funds are held in a rabbi trust for the ESPP II consisting primarily of life insurance policies reported at cash surrender value. The cash surrender value of such life insurance policies aggregated $14.3 million and $13.6 million at April 1, 2006 and October 1, 2005, respectively, and are included in other assets in the Company’s consolidated condensed balance sheets. The related accrued benefit cost (representing the Company’s benefit obligation to participants) of $13.3 million and $12.7 million at April 1, 2006 and October 1, 2005, respectively, is recorded in other long-term liabilities in the Company’s consolidated condensed balance sheets. The ESPP II accrued benefit cost is included in the pension table below. However, the trust assets are excluded from ESPP II plan assets as they do not qualify as plan assets under Statement of Financial Accounting Standards (“SFAS”) No. 87, “Employers’ Accounting for Pensions” (“SFAS 87”). The assets held in the rabbi trust are not available for general corporate purposes. The rabbi trust is subject to creditor claims in the event of insolvency.

The Company sponsors postretirement benefit plans that cover both non-union and union employees. The plans are not funded.

The components of net periodic cost for pension (Cash Balance Plan and ESPP II) and other postretirement benefits for the twenty-six weeks ended April 1, 2006 and April 2, 2005 consist of the following:

	Pension Benefits		Other Postretirement Benefits
	April 1, 2006	April 2, 2005	April 1, 2006	April 2, 2005
Service cost	$2,442	$2,378	$825	$674
Interest cost	3,353	3,182	1,704	1,727
Expected return on plan assets	(3,278)	(2,849)	—	—
Amortization of prior service cost	120	120	—	—
Recognized actuarial loss	70	17	372	216

Net periodic cost	$2,707	$2,848	$2,901	$2,617

The Company’s net periodic benefit cost for its combined pension and other postretirement benefits was approximately $5.6 million for the twenty-six week period ended April 1, 2006 compared to $5.5 million for the twenty-six week period ended April 2, 2005.

Unified Western Grocers, Inc. and Subsidiaries

Notes to Consolidated Condensed Financial Statements (Unaudited)—(Continued)

The Company funding policy is to make contributions to the Cash Balance Plan in amounts that are at least sufficient to meet the minimum funding requirements of applicable laws and regulations, but no more than amounts deductible for federal income tax purposes. Commencing with the quarterly contribution of $1.04 million made on April 14, 2006, the Company expects to make contributions of $1.04 million per quarter for the remainder of the 2006 plan year. Subsequent to April 14, 2006, additional contributions will be due July 15, 2006, October 15, 2006 and January 15, 2007. At its discretion, the Company may contribute in excess of these amounts. Additional contributions for the 2005 plan year, if any, will be due by September 15, 2006, while contributions for the 2006 plan year will be due by September 15, 2007. The Company contributed $0.6 million to the ESPP II during the twenty-six weeks ended April 1, 2006 to fund projected benefit payments to participants for the 2006 plan year.

At April 1, 2006, the fair value of the Cash Balance Plan assets increased to $86.3 million from $73.2 million at October 1, 2005.

7.    RELATED PARTY TRANSACTIONS

Prior to fiscal year 2004, the Company purchased 80,000 shares of preferred stock (the “Series A-1 Preferred Shares”) from C&K Market, Inc. (“C&K”) for $8.0 million. Douglas A. Nidiffer, a director of the Company, is a shareholder, director and an officer of C&K. In connection with a capital restructuring of C&K during fiscal year 2004 (approved by the Company and an unrelated third party lender), the Company exchanged its 80,000 Series A-1 Preferred Shares and $1.5 million of deferred dividends for 95,000 shares of Series A-2 Preferred Shares (the “Series A-2 Preferred Shares”). The original value of the Series A-2 Preferred Shares was $8.0 million and was to accrete to the redemption value of $9.5 million over 10 years.

On February 9, 2006, C&K repurchased the 95,000 shares of Series A-2 Preferred Shares held by Unified for $9.8 million. The payment included $9.5 million for the redemption value of the Series A-2 Preferred Shares and $0.3 million for accrued dividends. The investment was carried at $8.4 million, which represented the original value of the Series A-2 Preferred Shares plus cumulative accretion through the date of repurchase. As a result of the share repurchase, the Company recognized a gain on the difference between the carrying value of the investment and the redemption value of approximately $1.1 million.

8.    NEW ACCOUNTING PRONOUNCEMENTS

In November 2005, the FASB issued FASB Staff Position (“FSP”) No. FSP FAS 115-1 and FAS 124-1, “The Meaning of Other-Than-Temporary Impairment and Its Application to Certain Investments” (“FSP 115-1 and 124-1”). FSP 115-1 and 124-1 addresses determining when an investment is considered impaired and whether that impairment is other-than-temporary, and measuring impairment loss as well as addressing the accounting after an entity recognized an other-than-temporary impairment. Certain disclosures about unrealized losses that the entity did not recognize as other-than-temporary impairments are also addressed. FSP 115-1 and 124-1 is effective for periods beginning after December 15, 2005. The Company adopted this pronouncement beginning with its second fiscal quarter of 2006. The adoption of this accounting pronouncement did not have a significant impact on the Company’s financial condition and results of operations.

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

In December 2004, the FASB issued FASB Staff Position No. FAS 109-1, “Application of FASB Statement No. 109, Accounting for Income Taxes, to the Tax Deduction on Qualified Production Activities Provided by the American Jobs Creation Act of 2004” (“FSP No. 109-1”). FSP No. 109-1 clarifies the guidance in FASB SFAS No. 109, “Accounting for Income Taxes” (“SFAS No. 109”), that applies to the new deduction for qualified domestic production activities under the American Jobs Creation Act of 2004 (the “AJCA”). FSP No. 109-1 clarifies that the deduction should be accounted for as a special deduction under SFAS No. 109, not as a tax-rate reduction, because the deduction is contingent on performing activities identified in the AJCA. As a result, companies qualifying for the special deduction will not have a one-time adjustment of deferred tax assets and liabilities in the period the AJCA is enacted. FSP No. 109-1 requires that tax benefits resulting from the qualified domestic production activities should be recognized no earlier than the year in which they are reported in the entity’s tax return. FSP No. 109-1 is effective upon issuance (December 21, 2004). Since the tax benefits would not be recognized any earlier than the tax year ended September 30, 2006, the impact, if any, of FSP 109-1 would be reported in the Company’s financial statements no earlier than fiscal year ended September 30, 2006. The Company is currently assessing the financial impact of FSP No. 109-1 on its consolidated condensed financial statements.

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

COMPANY OVERVIEW

Unified Western Grocers, Inc. (referred to in this Form 10-Q as “Unified,” “Company,” “our” or “we”) is a retailer-owned, grocery wholesale cooperative serving supermarket operators located primarily in the western United States and the South Pacific. The Company’s customers range in size from single store operators to regional supermarket chains. The Company operates its business in two reportable business segments: (1) Wholesale Distribution and (2) Insurance. All remaining business activities are grouped into “All Other” (see Note 3 of Notes to Consolidated Condensed Financial Statements).

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

We distribute the earnings from activities conducted with our Members, excluding subsidiaries (collectively “patronage business”), in the form of patronage dividends. Our patronage earnings are based on the combined results of the Company’s three patronage earnings divisions: the Southern California Dairy Division, the Pacific Northwest Dairy Division and the Cooperative Division. The Company does business on a non-patronage basis in the Wholesale Distribution segment through its specialty food subsidiary (Market Centre, formerly known as Grocers Specialty Company) and its international sales subsidiary (Unified International, Inc). These businesses sell products to both Members and non-members. An entity that does not meet Member purchase requirements or does not desire to become a Member may conduct business with Unified as a non-member customer on a non-patronage basis. The Company does business through its subsidiaries on a non-patronage basis. Earnings from the Company’s subsidiaries and from business conducted with non-members on a non-patronage basis (collectively “non-patronage business”) are retained by the Company.

The Company operates various warehouse and office facilities that are located in Commerce, Santa Fe Springs, Stockton, Hayward, Livermore and Fresno, California and Milwaukie, Oregon. The Company also operates a bakery manufacturing facility and a milk processing plant in Los Angeles, which primarily serve the Southern California region.

Sales Activities and Recent Developments

We experienced an overall sales increase of $34.7 million, or 2.4%, for the twenty-six weeks ended April 1, 2006 (the “2006 Period”) as compared to the twenty-six week period ended April 2, 2005 (the “2005 Period”). This increase was due primarily to a $71.5 million, or 4.9%, sales increase in our continuing customer business driven primarily by new store openings, growth in the Company’s perishables divisions, and growth in our specialty grocery subsidiary. Sales related to customers who discontinued their business with us and began purchasing from competitors resulted in a $32.1 million decline in sales in the 2006 Period versus the 2005 Period.

The marketplace in which we operate continues to evolve and present challenges both to our customers and us. The continued expansion of large box store formats into our marketplace will present challenges for some of the retail grocery stores owned by our customers. In addition, self-distributing alternative formats such as warehouse, supercenters, discount, drug, natural and organic, and convenience stores continue to expand their offering of products that are a core part of the conventional grocery store offering, thereby creating additional competition for our customers. Demographic changes have created more ethnic diversity in our marketplace. To effectively compete, our successful customers have focused on, among other things, differentiation strategies in specialty products and items on the perimeter of the store such as produce, service deli, service bakery and meat categories.

To further enhance our strategy to help our customers differentiate themselves from the competition, during the second quarter of fiscal 2006, we changed the name of our specialty grocery subsidiary to Market Centre to better reflect the company’s broad range of product offerings and unique services that are offered to our retail customers. The new focus on Market Centre will help us improve this important tool to help our retailers with their individual differentiation strategies. Through our Market Centre subsidiary, we will offer specialty grocery products in four categories: gourmet specialties, ethnic foods, natural/organic products and confections. In addition to supplying these products, Market Centre will continue to offer a wide range of retail support services, including category development and management, merchandising services, marketing programs and promotional strategies.

We also support growth by offering promotions on fast-moving products and by supporting and sponsoring major events that help promote sales at the retail level.

Economic Factors

In recent periods, we have experienced significant volatility in costs associated with fuel, workers’ compensation, wages, medical and other benefits. Management continually focuses attention on initiatives aimed at improving business processes and managing costs. These initiatives have resulted in significant improvements, most notably in improved warehouse and transportation efficiencies. Labor efficiencies, such as the number of cases moved in the warehouse per hour of work, have increased 0.6% in the 2006 Period compared to the 2005 Period and 5.1% in the 2005 Period compared to the first twenty-six weeks of fiscal 2004.

Technology

Technology improvements have been an important part of Unified’s strategy to improve service to its customers and lower costs. Over the past two years we have been upgrading our warehouse systems to improve efficiencies and order fulfillment accuracy. We are also in the process of implementing a new Enterprise Resource Planning (“ERP”) system that will operate in our dairy processing and bakery plants. The new system will automate our record keeping process, allow for more efficient procurement and production planning and provide greater visibility of manufacturing variances, thus allowing us to analyze and improve the manufacturing process. Additionally, we have made improvements to better support our interactions with vendors and customers, including our new item introductions, promotions management and payment support activities that have also helped improve efficiencies and lower costs. These efforts include improvements that complete the supply chain cycle by improving speed-to-shelf for new items and enhancing retail promotion planning.

RESULTS OF OPERATIONS

The following discussion of the Company’s financial condition and results of operations should be read in conjunction with the consolidated condensed financial statements and notes to the consolidated condensed financial statements, specifically Note 3 to Notes to Consolidated Condensed Financial Statements, “Segment Information,” included elsewhere in this report. Certain statements in the following discussion are not historical in nature and should be considered to be forward-looking statements that are inherently uncertain.

The following table sets forth the percentage of selected consolidated financial data of Unified expressed as a percentage of net sales for the periods indicated and the percentage increase or decrease in such items over the prior period.

	Thirteen Weeks Ended		% Change	Twenty-Six Weeks Ended		% Change
Fiscal Period Ended	April 1, 2006	April 2, 2005	Thirteen Weeks	April 1, 2006	April 2, 2005	Twenty-Six Weeks
Net sales	100.0%	100.0%	1.9%	100.0%	100.0%	2.4%
Cost of sales	89.7	89.8	1.8	89.8	89.4	2.8
Distribution, selling and administrative expenses	8.3	8.6	(1.3)	8.1	8.6	(2.7)

Operating income	2.0	1.6	26.3	2.1	2.0	7.6
Interest expense	(0.5)	(0.5)	(5.3)	(0.5)	(0.5)	(1.0)
Estimated patronage dividends	(0.6)	(0.5)	20.0	(0.6)	(0.8)	(20.0)
Income taxes	(0.4)	(0.3)	32.5	(0.3)	(0.3)	24.2

Net earnings	0.5%	0.3%	85.8%	0.7%	0.4%	62.5%

THIRTEEN WEEK PERIOD ENDED APRIL 1, 2006 (“2006 PERIOD”) COMPARED TO THE THIRTEEN WEEK PERIOD ENDED APRIL 2, 2005 (“2005 PERIOD”)

Overview of the 2006 Period.    The Company’s consolidated operating income was $14.3 million in the 2006 Period compared to $11.3 million in the 2005 Period. Operating income improved in both of the Company’s operating segments and the All Other category.

•	Wholesale Distribution Segment: The Wholesale Distribution segment’s operating income was $12.8 million in the 2006 Period compared to $11.1 million in the 2005 Period. The increase in operating income was primarily due to continued benefits from increased efficiencies in our operations partially offset by a reduction in margin. We have also benefited from cost reductions in workers’ compensation expense due to management actions (implementing safety programs and reducing corporate risk exposure via the use of higher deductible policies) and recent legislative changes. See additional discussion under “Net sales – Wholesale Distribution Segment” below.

•	Insurance Segment: Operating income improved $0.7 million in the Company’s Insurance segment to $1.4 million in the 2006 Period compared to $0.7 million in the 2005 Period. Our workers’ compensation claims development continued to improve during the 2006 Period. The improvement is attributable to several factors, including the positive impact on claims development resulting from legislative reforms passed by California’s legislature. These reforms have helped to reduce the cost of claims, particularly with respect to medical costs. Continued participation of our customers in higher deductible policies has also contributed to the improvement. These policies can be less costly for customers and reduce Unified’s portion of its claims loss exposure.

•	All Other: All Other business activities primarily consist of our finance subsidiary and the consolidation of a variable interest entity as discussed in Note 2 of the Notes to the Consolidated Condensed Financial Statements in Item 1. Operating income increased $0.6 million to $0.1 million for the 2006 Period compared to a loss of $0.5 million in the 2005 Period, and consisted of $0.2 million in operating income from our finance subsidiary offset by $0.1 million in operating expense associated with our variable interest entity.

The following tables summarize the performance of each business segment for the 2006 and 2005 Periods.

Wholesale Distribution Segment (dollars in thousands)
	Thirteen Weeks Ended April 1, 2006		Thirteen Weeks Ended April 2, 2005
	Amounts in 000’s	Percent to Net Sales	Amounts in 000’s	Percent to Net Sales	Difference
Gross sales	$706,554	—	$690,184	—	$16,370
Inter-segment eliminations	—	—	—	—	—

Net sales	706,554	100.0	690,184	100.0	16,370
Cost of sales	636,680	90.1	622,068	90.1	14,612
Distribution, selling and administrative expenses	57,056	8.1	57,047	8.3	9

Operating income	$12,818	1.8	$11,069	1.6	$1,749

Insurance Segment (dollars in thousands)
	Thirteen Weeks Ended April 1, 2006		Thirteen Weeks Ended April 2, 2005
	Amounts in 000’s	Percent to Net Sales	Amounts in 000’s	Percent to Net Sales	Difference
Gross sales—premiums earned	$5,183	—	$7,573	—	$(2,390)
Inter-segment eliminations	(1,975)	—	(1,549)	—	(426)

Net sales—premiums earned	3,208	100.0	6,024	100.0	(2,816)
Cost of sales—underwriting expenses	274	8.5	3,534	58.7	(3,260)
Selling and administrative expenses	1,525	47.6	1,763	29.2	(238)

Operating income	$1,409	43.9	$727	12.1	$682

All Other (dollars in thousands)
	Thirteen Weeks Ended April 1, 2006		Thirteen Weeks Ended April 2, 2005
	Amounts in 000’s	Percent to Net Sales	Amounts in 000’s	Percent to Net Sales	Difference
Gross sales	$422	—	$344	—	$78
Inter-segment eliminations	(150)	—	(72)	—	(78)

Net sales	272	100.0	272	100.0	—
Distribution, selling and administrative expenses	209	76.8	752	276.5	(543)

Operating income (loss)	$63	23.2	$(480)	(176.5)	$543

Net sales.    Consolidated net sales increased $13.6 million to $710.1 million in the 2006 Period compared to $696.5 million for the 2005 Period.

•	Wholesale Distribution Segment: Net Wholesale Distribution sales increased $16.4 million to $706.6 million in the 2006 Period compared to $690.2 million for the 2005 Period. We continued to experience sales growth through new store openings and growth in sales of products that help our customers differentiate their stores from the competition. We also continued to experience a decline in sales of center store dry grocery products as a result of continued competitive pressures from alternate format food stores (warehouse, supercenters, discount, drug, natural and organic, and convenience) that are influencing shoppers’ buying practices, as well as certain customers buying more product directly from manufacturers.

Continuing Customer Sales Growth

•	Sales increased by approximately $32.2 million due primarily to the distribution volume of existing customers’ expansion to new store locations, growth in our perishables product offerings such as meat, produce, service deli and service bakery, and growth in our specialty foods subsidiary that have helped our customers differentiate themselves from their competition. As a result of these efforts, sales of perishables products grew $15.7 million while our Market Centre sales grew $6.0 million over the 2005 Period.

Customer Changes

•	Sales to customers in the 2005 Period that discontinued business with us and began purchasing their products from competitors were $15.8 million.

•	Insurance Segment: Net sales, consisting principally of premium revenues, decreased $2.8 million to $3.2 million in the 2006 Period compared to $6.0 million for the 2005 Period. Our Insurance Segment primarily sells workers’ compensation coverage in California. The drivers of the decline are as follows:

Rate Decline

A decline in policy rates caused a $0.8 million reduction in premium revenues. The rate decline was due to two key factors:

•	The California Legislature passed legislation in 2003 and 2004 to allow greater controls over medical costs related to workers’ compensation. These cost reductions have led to lower policy premiums in the 2006 Period compared to the 2005 Period.

•	Certain policyholders have shifted to higher deductible policies that shift some of the risk of loss from us to the policyholder. These higher deductible policies carry lower rates and lower risk for us and contribute to the overall sales decline. These higher deductible policies plus emphasis on loss control can also result in lower costs for policyholders.

Policy Renewals

•	Net policy renewals declined 7.1% in the 2006 Period, representing a $2.0 million reduction in premium revenues. The decline in policy renewals resulted from increased competitive pressures as new carriers entered the marketplace.

•	All Other: Net revenues were consistent at $0.3 million for both the 2006 and 2005 Periods.

Cost of sales.    Consolidated cost of sales were $637.0 million for the 2006 Period and $625.6 million for the 2005 Period and comprised 89.7% and 89.8% of consolidated net sales for the 2006 and 2005 Periods, respectively.

•	Wholesale Distribution Segment: Cost of sales increased by $14.6 million to $636.7 million in the 2006 Period compared to $622.1 million in the 2005 Period. As a percentage of net wholesale sales, cost of sales was 90.1% for both the 2006 and 2005 Periods.

•	A change in product and Member sales mix contributed to a 0.1% increase in cost of sales as a percent of net wholesale sales. Our growth was primarily in products that carry a higher cost of sales as a percent of net sales compared to the 2005 Period product mix average. Our larger customers have driven the sales growth in new store openings. These customers typically pick up their orders from our facilities and their larger order sizes allow for higher operational efficiencies. As a result, the margin on these customers is lower than average and increases the cost of sales as a percent of total sales.

•	A change in vendor go-to-market strategies contributed to a 0.1% decrease in cost of sales as a percent of net wholesale sales. Our vendors and brokers are continually evaluating their go-to-market strategies to effectively promote their products. Changes in their strategies could have a favorable or unfavorable impact on our financial performance. See “Critical Accounting Policies and Estimates – Vendor Funds” discussed in Part II, Item 7 of the Company’s Annual Report on Form 10-K for the year ended October 1, 2005 for additional information.

•	Insurance Segment: Cost of sales, comprised primarily of underwriting expenses such as claim losses incurred and loss reserve expenses, decreased $3.2 million from $3.5 million to $0.3 million in the 2006 Period compared to the 2005 Period. During 2003 and 2004, California legislative reforms were passed aimed at reducing the rising cost of workers’ compensation expenses, primarily in the cost of providing health care. We began experiencing the benefits of the California legislative reforms in the latter half of our 2005 fiscal year. These benefits have continued in the 2006 Period. The decline in cost of sales in the 2006 Period resulted from lowering loss reserves at April 1, 2006 based on improving loss experience for earlier periods. The reduction in reserves at April 1, 2006 for losses and loss adjustment expenses was greater than the accrual of new reserves plus paid losses and loss adjustment expenses for the 2006 Period. The cost of insurance and the sufficiency of loss reserves are also impacted by actuarial estimates based on a detailed analysis of health care cost trends, mortality rates, claims history, demographics and industry trends. As a result, the amount of loss reserves and future expenses is significantly affected by these variables and may significantly change, depending on the cost of providing benefits and the results of further legislative action.

Distribution, selling and administrative expenses.    Consolidated distribution, selling and administrative expenses were $58.8 million in the 2006 Period compared to $59.6 million in the 2005 Period, and comprised 8.3% and 8.6% of net sales for the 2006 and 2005 Periods, respectively.

•	Wholesale Distribution Segment: Distribution, selling and administrative expenses were $57.1 million in the 2006 Period compared to $57.0 million in the 2005 Period, and comprised 8.1% and 8.3% of net wholesale sales for the 2006 and 2005 Periods, respectively.

The factors contributing to the 0.2% decrease in expenses as a percent of net wholesale sales are as follows:

•	Sales Leveraging on Expenses: General expenses increased $1.0 million to support the sales increase, but resulted in a 0.1% decline as a percent of net wholesale sales.

•	Workers’ Compensation Expense: We are self-insured up to $300,000 per incident with a stop loss coverage policy over that amount. Loss accruals up to the stop loss coverage are made based on actuarially developed loss estimates. Our workers’ compensation expenses declined by $1.5 million, or 0.2% as a percent of net wholesale sales, primarily due to the positive impact of the California legislative reforms discussed above. Workers’ compensation expenses have also been reduced due to management actions, including the implementation of safety programs and reduction of corporate risk exposure via the use of higher deductible policies. Future expenses may significantly change depending on the cost of providing health care and the results of further legislative action.

•	Depreciation and Amortization Expense: Expenses related to depreciation and amortization declined $1.2 million or 0.2% as a percent of net wholesale sales. In September 1999, we completed a merger (the “Merger”) with United Grocers, Inc. (“United”), a grocery cooperative headquartered in Milwaukie, Oregon. Following the Merger, our capital and information technology requirements temporarily increased. Over the past three years, our need for new capital and information technology declined from the post-Merger level. The reduction in expense is related to many of those Merger-related activities becoming fully depreciated and amortized. We expect this reduction to continue only through the remainder of this fiscal year.

•	Benefits and Professional Services: During the period, we incurred cost increases of $1.4 million, or 0.2% as a percent of net wholesale sales.

•	Transportation Cost Increases: During the period, costs related to fuel and common carrier activities increased $0.4 million, or 0.1% as a percent of net wholesale sales. The fuel cost increases were recovered through fuel surcharges reported as a reduction in cost of sales.

•	Insurance Segment: Distribution, selling and administrative expenses for the Insurance segment were comparable at $1.5 million for the 2006 Period compared to $1.8 million for the 2005 Period.

•	All Other: Distribution, selling and administrative expenses for our All Other business activities for the 2006 Period were $0.2 million compared to $0.8 million for the 2005 Period. During the 2005 Period, we incurred higher lease reserves on properties associated with our variable interest entity.

Interest.    Interest expense was $3.5 million in the 2006 Period compared to $3.7 million in the 2005 Period, or 0.5% as a percent of consolidated net sales for both the 2006 Period and the 2005 Period. Factors contributing to the decrease in interest expense are as follows:

•	Interest expense on our primary debt instruments was $2.8 million and $3.0 million for the 2006 and 2005 Periods, respectively.

•	Weighted Average Borrowings: Interest expense declined $0.3 million over the 2005 Period due to a reduction in our weighted average borrowings. Weighted average borrowings were reduced by $20.5 million due to improved cash flow from operations, our Equity Enhancement Program (see “Equity Enhancement Plan”) and C&K’s repurchase on February 9, 2006 of 95,000 shares of Series A-2 Preferred Shares held by Unified for $9.8 million (see Note 7 of Notes to Consolidated Condensed Financial Statements).

•	Interest Rates: Interest expense increased $0.1 million over the 2005 Period. Our effective borrowing rate for the combined primary debt, made up of the revolving line of credit and senior secured notes, was 7.5% and 7.0% for the 2006 and 2005 Periods, respectively. Several offsetting factors contributed to the increase in interest rates. First, we signed an agreement on January 6, 2006 to amend and restate our Senior Note Agreement (see “Outstanding Debt and Other Financing Arrangements”) reducing our effective interest rate. Second, we realized a reduction in our interest rate margin over the base borrowing rate on the revolving line of credit due to achieving certain financial results. Third, with the overall market interest rate change, the base borrowing rate on the revolver increased over the 2005 Period, more than offsetting the reduction in margin on the revolver and the improved rate on the Senior Notes.

Borrowings on our revolving credit agreement are subject to market rate fluctuations. A 25 basis point change in the market rate of interest over the period would have resulted in a $30,000 increase or decrease in corresponding interest expense.

•	Interest expense on our secondary debt instruments was $0.7 million for both the 2006 and 2005 Periods.

Estimated patronage dividends.    Estimated patronage dividends for the 2006 Period were $4.3 million, compared to $3.5 million in the 2005 Period, an increase of 20.0%. Patronage dividends for the 2006 and 2005 Periods consisted of the patronage earnings from the Company’s three patronage earnings divisions: the Southern California Dairy Division, the Pacific Northwest Dairy Division and the Cooperative Division. For the 2006 and 2005 Periods, respectively, the Company had patronage earnings of $2.4 million and $2.8 million in the Southern California Dairy Division, $0.2 million and $0.1 million in the Pacific Northwest Dairy Division and $1.7 million and $0.6 million in the Cooperative Division.

Income taxes.    The Company’s effective income tax rate was 38.8% for the 2006 Period compared to 47.0% for the 2005 Period. The Company estimates that its effective tax rate will be 34% for the remainder of fiscal 2006. The lower rate for the 2006 Period is due to provision-to-return differences and fluctuations in permanent items.

TWENTY-SIX WEEK PERIOD ENDED APRIL 1, 2006 (“2006 PERIOD”) COMPARED TO THE TWENTY-SIX WEEK PERIOD ENDED APRIL 2, 2005 (“2005 PERIOD”)

Overview of the 2006 Period.    The Company’s consolidated operating income improved by $2.2 million to $30.9 million in the 2006 Period compared to $28.8 million in the 2005 Period. The operating income for the Company’s Insurance segment and All Other category improved over the 2005 Period, but was offset in part by a decline in the Wholesale Distribution segment.

•	Wholesale Distribution Segment: The Wholesale Distribution segment realized an overall net decrease in operating income of $0.4 million to $26.7 million in the 2006 Period compared to $27.1 million in the 2005 Period. The decrease in operating income was due to a reduction in margin partially offset by continued benefits from increased efficiencies in our operations. We have also benefited from cost reductions in workers’ compensation expense due to management actions (implementing safety programs and reducing corporate risk exposure via the use of higher deductible policies) and recent legislative changes. See additional discussion under “Net sales – Wholesale Distribution Segment” below.

•

Insurance Segment:    Operating income improved $2.4 million in the Company’s Insurance segment to $4.5 million in the 2006 Period compared to $2.1 million in the 2005 Period. Our workers’ compensation claims development continued to improve during the 2006 Period. The improvement is attributable to several factors, including the positive impact on claims development resulting from legislative reforms passed by California’s legislature. These reforms have helped to reduce the cost of claims, particularly with respect to medical costs. Continued participation of our customers in higher deductible policies, which can be less costly for them and reduce Unified’s portion of its claims loss exposure, has also contributed to the improvement.

•	All Other: All Other business activities primarily consist of the Company’s finance subsidiary and the consolidation of a variable interest entity as discussed in Note 2 of the Notes to Consolidated Condensed Financial Statements in Item 1. Operating income improved $0.2 million to a loss of $0.3 million in the 2006 Period compared to a loss of $0.5 million in the 2005 Period. The loss of $0.3 million for the 2006 period was due to lease expenses associated with the Company’s variable interest entity of $0.6 million partially offset by income of $0.3 million in the Company’s finance subsidiary.

The following tables summarize the performance of each business segment for the 2006 and 2005 Periods.

Wholesale Distribution Segment (dollars in thousands)
	Twenty-Six Weeks Ended April 1, 2006		Twenty-Six Weeks Ended April 2, 2005
	Amounts in 000’s	Percent to Net Sales	Amounts in 000’s	Percent to Net Sales	Difference
Gross sales	$1,452,813	—	$1,413,396	—	$39,417
Inter-segment eliminations	—	—	—	—	—

Net sales	1,452,813	100.0	1,413,396	100.0	39,417
Cost of sales	1,311,493	90.3	1,268,923	89.8	42,570
Distribution, selling and administrative expenses	114,622	7.9	117,345	8.3	(2,723)

Operating income	$26,698	1.8	$27,128	1.9	$(430)

Insurance Segment (dollars in thousands)
	Twenty-Six Weeks Ended April 1, 2006		Twenty-Six Weeks Ended April 2, 2005
	Amounts in 000’s	Percent to Net Sales	Amounts in 000’s	Percent to Net Sales	Difference
Gross sales—premiums earned	$11,485	—	$15,874	—	$(4,389)
Inter-segment eliminations	(4,001)	—	(3,615)	—	(386)

Net sales—premiums earned	7,484	100.0	12,259	100.0	(4,775)
Cost of sales—underwriting expenses	(157)	(2.1)	6,576	53.6	(6,733)
Selling and administrative expenses	3,122	41.7	3,536	28.9	(414)

Operating income	$4,519	60.4	$2,147	17.5	$2,372

All Other (dollars in thousands)
	Twenty-Six Weeks Ended April 1, 2006		Twenty-Six Weeks Ended April 2, 2005
	Amounts in 000’s	Percent to Net Sales	Amounts in 000’s	Percent to Net Sales	Difference
Gross sales	$837	—	$686	—	$151
Inter-segment eliminations	(292)	—	(175)	—	(117)

Net sales	545	100.0	511	100.0	34
Distribution, selling and administrative expenses	829	152.1	1,032	202.0	(203)

Operating (loss) income	$(284)	(52.1)	$(521)	(102.0)	$237

Net sales.    Consolidated net sales increased $34.7 million to $1.461 billion in the 2006 Period compared to $1.426 billion in the 2005 Period.

•	Wholesale Distribution Segment: Net Wholesale Distribution sales increased $39.4 million to $1.453 billion in the 2006 Period compared to $1.413 billion for the 2005 Period. We continued to experience sales growth through new store openings and growth in sales of products that help our customers differentiate their stores from the competition. We also continued to experience a decline in sales of center store dry grocery products as a result of continued competitive pressures from alternate format food stores (warehouse, supercenters, discount, drug, natural and organic, and convenience) that are influencing shoppers’ buying practices, as well as certain customers buying more product directly from manufacturers.

Continuing Customer Sales Growth

•	Sales increased by approximately $71.5 million due primarily to the distribution volume of existing customers’ expansion to new store locations, growth in our perishables product offerings such as meat, produce, service deli and service bakery, and growth in our specialty foods subsidiary that have helped our customers differentiate themselves from their competition. As a result of these efforts, sales of perishables products grew $33.4 million while our Market Centre sales grew $12.4 million over the 2005 Period.

Customer Changes

•	Sales to customers in the 2005 Period that discontinued business with us and began purchasing their products from competitors were $32.1 million.

•	Insurance Segment: Net sales, consisting principally of premium revenues, decreased $4.8 million to $7.5 million in the 2006 Period compared to $12.3 million for the 2005 Period. Our Insurance Segment primarily sells workers’ compensation coverage in California. The drivers of the decline are as follows:

Rate Decline

A decline in policy rates caused a $2.0 million reduction in premium revenues. The rate decline was due to two key factors:

•	The California Legislature passed legislation in 2003 and 2004 to allow greater controls over medical costs related to workers’ compensation. These cost reductions have led to lower policy premiums in the 2006 Period compared to the 2005 Period.

•	Certain policyholders have shifted to higher deductible policies that shift some of the risk of loss from us to the policyholder. These higher deductible policies carry lower rates and lower risk for us and contribute to the overall sales decline. These higher deductible policies plus emphasis on loss control can also result in lower costs for policyholders.

Policy Renewals

•	Net policy renewals declined 6.7% in the 2006 Period, representing a $2.8 million reduction in premium revenues. The decline in policy renewals resulted from increased competitive pressures as new carriers entered the marketplace.

•	All Other: Net sales were $0.5 million for both the 2006 and 2005 Periods.

Cost of sales.    Consolidated cost of sales were $1.311 billion for the 2006 Period compared to $1.275 billion for the 2005 Period and comprised 89.8% and 89.4% of consolidated net sales for the 2006 and 2005 Periods, respectively.

•	Wholesale Distribution Segment: Cost of sales increased by $42.6 million to $1.311 billion in the 2006 Period compared to $1.269 billion in the 2005 Period. As a percentage of net wholesale sales, cost of sales was 90.3% and 89.8% for the 2006 and 2005 Periods, respectively. Several factors contributed to the 0.5% increase in cost of sales as a percentage of net wholesale sales.

•	A change in product and Member sales mix contributed to a 0.4% increase in cost of sales as a percent of net wholesale sales. Our growth was primarily in products that carry a higher cost of sales as a percent of net sales compared to the 2005 Period product mix average. Our larger customers have driven the sales growth through new store openings. These customers typically pick up their orders from our facilities and their larger order sizes allow for higher operational efficiencies. As a result, the margin on these customers is lower than average and increases the cost of sales as a percent of total sales.

•	A change in vendor go-to-market strategies contributed to a 0.1% increase in cost of sales as a percent of net wholesale sales. Our vendors and brokers are continually evaluating their go-to-market strategies to effectively promote their products. Changes in their strategies could have a favorable or unfavorable impact on our financial performance. See “Critical Accounting Policies and Estimates – Vendor Funds” discussed in Part II, Item 7 of the Company’s Annual Report on Form 10-K for the year ended October 1, 2005 for additional information.

•	Insurance Segment: Cost of sales, comprised primarily of underwriting expenses such as claim losses incurred and loss reserve expenses, decreased $6.7 million from $6.6 million to a $0.1 million credit in the 2006 Period compared to the 2005 Period. During 2003 and 2004, California legislative reforms were passed aimed at reducing the rising cost of workers’ compensation expenses, primarily in the cost of providing health care. We began experiencing the benefits of the California legislative reforms in the latter half of our 2005 fiscal year. These benefits have continued in the 2006 Period. The $0.1 million credit in cost of sales in the 2006 Period resulted from lowering loss reserves at April 1, 2006 based on improving loss experience for earlier periods. The reduction in reserves at April 1, 2006 for losses and loss adjustment expenses was greater than the accrual of new reserves plus paid losses and loss adjustment expenses for the 2006 Period. The cost of insurance and the sufficiency of loss reserves are also impacted by actuarial estimates based on a detailed analysis of health care cost trends, mortality rates, claims history, demographics and industry trends. As a result, the amount of loss reserves and future expenses is significantly affected by these variables and may significantly change, depending on the cost of providing benefits and the results of further legislative action.

Distribution, selling and administrative expenses.    Consolidated distribution, selling and administrative expenses were $118.6 million in the 2006 Period compared to $121.9 million in the 2005 Period, and comprised 8.1% and 8.6% of net sales for the 2006 Period and the 2005 Period, respectively.

•	Wholesale Distribution Segment: Distribution, selling and administrative expenses were $114.6 million in the 2006 Period compared to $117.3 million in the 2005 Period, and comprised 7.9% and 8.3% of net Wholesale Distribution sales for the 2006 Period and the 2005 Period, respectively.

The factors contributing to the 0.4% decrease in cost as a percent of net wholesale sales are as follows:

•	Sales Leveraging on Expenses: General expenses decreased $1.0 million, or 0.2% as a percent of net wholesale sales.

•	Workers’ Compensation Expense: We are self-insured up to $300,000 per incident with a stop loss coverage policy over that amount. Loss accruals up to the stop loss coverage are made based on actuarially developed loss estimates. Our workers’ compensation expenses declined by $2.8 million, or 0.2% as a percent of net wholesale sales, primarily due to the positive impact of the California legislative reforms discussed above. Workers’ compensation expenses have also been reduced due to management actions, including the implementation of safety programs and reduction of corporate risk exposure via the use of higher deductible policies. Future expenses may significantly change depending on the cost of providing health care and the results of further legislative action.

•	Depreciation and Amortization Expense: Expenses related to depreciation and amortization declined $2.6 million or 0.2% as a percent of net wholesale sales. In September 1999, we completed the Merger with United, a grocery cooperative headquartered in Milwaukie, Oregon. Following the Merger, our capital and information technology requirements temporarily increased. Over the past three years, our need for new capital and information technology declined from the post-Merger level. The reduction in expense is related to many of those Merger-related activities becoming fully depreciated and amortized. We expect this reduction to continue only through the remainder of this fiscal year.

•	Allowance for Doubtful Accounts and Lease Reserves: We establish reserves for uncollectible accounts receivable and various properties and retail stores that are not currently utilized for operations. In the 2006 Period, the required reserves declined $0.6 million, or 0.1% as a percent of net wholesale sales.

•	Benefits and Professional Services: During the period, we incurred cost increases of $2.8 million, or 0.2% as a percent of net wholesale sales.

•	Transportation Cost Increases: During the period, costs related to fuel and common carrier activities increased $1.5 million, or 0.1% as a percent of net wholesale sales. The fuel cost increases were recovered through fuel surcharges reported as a reduction in cost of sales.

•	Insurance Segment: Distribution, selling and administrative expenses for the Insurance segment were $3.1 million for the 2006 Period and $3.5 million for the 2005 Period.

•	All Other: Distribution, selling and administrative expenses for the Company’s All Other business activities for the 2006 Period were $0.8 million compared to $1.0 million for the 2005 Period. During the 2005 Period, we incurred higher lease reserves on properties associated with our variable interest entity.

Interest.    Interest expense was $7.5 million in the 2006 Period compared to $7.6 million in the 2005 Period and comprised 0.5% of consolidated net sales for both the 2006 and the 2005 Periods.

•	Interest expense on the Company’s primary debt instruments was $6.0 million for both the 2006 and the 2005 Periods. A reduction in weighted average borrowings was offset by an increase in rates on the revolving credit facility.

•	Weighted Average Borrowings: Interest expense declined $0.6 million over the 2005 Period due to a reduction in our weighted average borrowings. Weighted average borrowings were reduced by $21.4 million due to improved cash flow from operations, our Equity Enhancement Program (see “Equity Enhancement Plan”) and C&K’s repurchase on February 9, 2006 of 95,000 shares of Series A-2 Preferred Shares held by Unified for $9.8 million (see Note 7 of Notes to Consolidated Condensed Financial Statements).

•	Interest Rates: Interest expense increased $0.6 million over the 2005 Period. Our effective borrowing rate for the combined primary debt, made up of the revolving line of credit and senior secured notes, was 7.6% and 6.6% for the 2006 and 2005 Periods, respectively. Several offsetting factors contributed to the increase in interest rates. First, we signed an agreement on January 6, 2006 to amend and restate our Senior Note Agreement (see “Outstanding Debt and Other Financing Arrangements”), reducing our effective interest rate. Second, we realized a reduction in our interest rate margin over the base borrowing rate on the revolving line of credit due to achieving certain financial results. Third, consistent with the overall market interest rate change, the base borrowing rate on the revolver increased over the 2005 Period, offsetting the reduction in margin on the revolver and the improved rate on the Senior Notes.

Borrowings on our revolving credit agreement are subject to market rate fluctuations. A 25 basis point change in the market rate of interest over the period would have resulted in a $0.1 million increase or decrease in corresponding interest expense.

•	Changes in secondary debt instruments resulted in a $0.1 million decrease in expense to $1.5 million in the 2006 Period compared to $1.6 million in the 2005 Period.

Estimated patronage dividends.    Estimated patronage dividends for the 2006 Period were $9.4 million, compared to $11.7 million in the 2005 Period, a decrease of 20.0%. Patronage dividends for the 2006 Period consisted of the patronage earnings from the Company’s three patronage earnings divisions: the Southern California Dairy Division, the Pacific Northwest Dairy Division and the Cooperative Division. For the 2006 and 2005 Periods, respectively, the Company had patronage earnings of $5.1 million and $5.3 million in the Southern California Dairy Division, $0.3 million and $0.2 million in the Pacific Northwest Dairy Division and $4.0 million and $6.2 million in the Cooperative Division.

Income taxes.    The Company’s effective income tax rate was 30.4% for the 2006 Period compared to 36.4% for the 2005 Period. The Company estimates that its effective tax rate will be 34% for the remainder of fiscal 2006. The lower rate for the 2006 Period is due to provision-to-return differences and fluctuation in permanent items.

LIQUIDITY AND CAPITAL RESOURCES

The Company finances its capital needs through a combination of internal and external sources. These sources include cash from operations, Member investments, bank borrowings, various types of long-term debt and lease financing. The Company believes that the combination of cash flows from operations, current cash balances, its Equity Enhancement Plan described below, and available lines of credit, will be sufficient to service its debt and to meet its anticipated needs for working capital and capital expenditures through at least fiscal 2006.

CASH FLOW

The Company continued to generate positive cash flow from operations, which was used for investing and financing activities during the twenty-six week 2006 Period to reduce long-term debt, provide financing to Members, invest in the Company’s infrastructure, reinvest proceeds from maturing investments and redeem Members’ capital shares.

Net cash, consisting of cash and cash equivalents, decreased by $3.5 million to $13.9 million as a result of this activity for the twenty-six week 2006 Period compared to $17.4 million as of the fiscal year ended October 1, 2005.

The following table summarizes the impact of operating, investing and financing activities on the Company’s cash flows for the twenty-six week 2006 and 2005 Periods:

(dollars in thousands)
Summary of Net Increase (Decrease) in Total Cash Flows	2006	2005	Difference
Cash provided by operating activities	$23,919	$28,222	$(4,303)
Cash utilized by investing activities	(13,021)	(10,059)	(2,962)
Cash utilized by financing activities	(14,402)	(25,966)	11,564

Total (decrease) increase in cash flows	$(3,504)	$(7,803)	$4,299

Net cash used by operating, investing and financing activities decreased $4.3 million to $3.5 million for the 2006 Period compared to $7.8 million for the 2005 Period. The improvement in net cash for the 2006 Period occurred primarily as a result of reduced cash used by financing activities of $11.6 million due to lower payments on long term debt as the Company continued to optimize its borrowing levels. This improvement was partially offset by decreased cash from operating activities of $4.3 million (due primarily to reduced accounts payable and accrued liabilities, including accrued workers’ compensation, insurance and tax liabilities) and increased cash used by investing activities of $3.0 million. Working capital was $75.3 million and $75.4 million, respectively, and the current ratio was 1.3 at April 1, 2006 and October 1, 2005.

Operating Activities:    Net cash provided by operating activities decreased by $4.3 million to $23.9 million for the 2006 Period compared to $28.2 million for the 2005 Period. The decline in cash provided by operating activities compared to the 2005 Period was attributable primarily to the impact of working capital management initiatives implemented in fiscal 2003 that continued to benefit the 2005 Period, but are reaching desired levels in the 2006 Period. Net changes in accounts receivable, inventory, prepaid expenses and current liabilities utilized $6.0 million and provided $7.8 million in cash for the 2006 and 2005 Periods, respectively, resulting in a $13.8 million reduction in cash provided by operating activities between the periods. This $13.8 million reduction was partially offset by cash generated from a net sale of trading securities of $8.2 million by its insurance subsidiaries.

Investing Activities:    Net cash used in investing activities increased by $3.0 million to $13.0 million for the 2006 Period compared to $10.0 million utilized in the 2005 Period. The increase in cash used for investing activities during the 2006 Period as compared to the 2005 Period was due to increased capital expenditures for a building renovation project and purchases of warehouse and computer equipment. Amounts used to fund notes receivable decreased $1.6 million, reflecting normal fluctuations in loan activity to Members for their inventory and equipment financing, which was offset by increases in other assets of $0.4 million as well as increases in net investments of $1.2 million, consisting of the purchase and sale of securities to replace maturing investments in the portfolios of the Company’s insurance subsidiaries and C&K’s repurchase of Series A-2 Preferred Shares held by Unified (see Note 7 of Notes to Consolidated Condensed Financial Statements). Spending on investing activities is expected to be funded by existing cash balances, cash generated from operations or additional borrowings.

Financing Activities:    Net cash utilized by financing activities was approximately $14.4 million for the 2006 Period compared to $26.0 million for the 2005 Period. The net decrease of $11.6 million in cash used by financing activities for the 2006 Period as compared to the 2005 Period was due primarily to a reduction in debt repayment resulting from lower borrowings that decreased cash use by $14.0 million as the Company continued to optimize its borrowing levels. This was offset by decreased cash provided by Member deposits (both excess and required) and estimated patronage dividends of $3.1 million between the periods, resulting from decreased patronage earnings of $0.5 million and reduced required deposits of $2.6 million for Members that participate in the Reduced Class B Investment Requirement program, which was effective March 31, 2005 (see “Member Investments and Patronage Dividends” discussed in Part II, Item 7 of the Company’s Annual Report on Form 10-K for the year ended October 1, 2005 for additional information). Cash used by financing activities is expected to be funded by the Company’s continuing operating cash flow and the positive impact of the Equity Enhancement Plan to meet operating and capital spending requirements.

Equity Enhancement Plan

In fiscal 2002, the Company initiated an equity enhancement plan designed to build equity in the Company for future investment in the business and other infrastructure improvements. See “Equity Enhancement Plan” discussed in Part II, Item 7 of the Company’s Annual Report on Form 10-K for the year ended October 1, 2005 for additional information.

Credit Facilities

The Company has a $225.0 million revolving credit agreement that expires on December 5, 2007 (see “Contractual Obligations and Commercial Commitments” discussed in Part II, Item 7 of the Company’s Annual Report on Form 10-K for the year ended October 1, 2005 for additional information.). This facility, combined with the Company’s reduction in its borrowing levels under the facility to $45.6 million at April 1, 2006, increases the availability of capital accessible by the Company. In addition, on January 6, 2006, the Company amended and restated its Senior Note Agreement with John Hancock Life Insurance Company (see “Outstanding Debt and Other Financing Arrangements”). This amended and restated Senior Note Agreement provided an additional $6.2 million in funds to the Company and extended the maturity date to January 1, 2016 from April 1, 2008 and October 1, 2009 on $86.0 million of the notes.

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

CONTRACTUAL OBLIGATIONS AND COMMERCIAL COMMITMENTS

There have been no material changes in the Company’s contractual obligations and commercial commitments outside the ordinary course of the Company’s business during the twenty-six week period ending April 1, 2006. See “Contractual Obligations and Commercial Commitments” discussed in Part II, Item 7 of the Company’s Annual Report on Form 10-K for the year ended October 1, 2005 for additional information.

OUTSTANDING DEBT AND OTHER FINANCING ARRANGEMENTS

Other than as discussed below, there have been no material changes in the Company’s outstanding debt and other financing arrangements outside the ordinary course of the Company’s business during the interim period ending April 1, 2006. See “Outstanding Debt and Other Financing Arrangements” discussed in Part II, Item 7 of the Company’s Annual Report on Form 10-K for the year ended October 1, 2005 for additional information.

The Company had a total of $92.5 million outstanding in senior secured notes to certain insurance companies and pension funds (referred to collectively as John Hancock Life Insurance Company, or “Hancock”) under a note purchase agreement dated September 29, 1999 (as amended, the “Senior Note Agreement”) at October 1, 2005, and $96.8 million outstanding at April 1, 2006 under the Senior Note Agreement as amended and restated effective January 6, 2006.

On January 6, 2006 (the “effective date”), the Company entered into an agreement (the “Amendment”) with Hancock which amended and restated its Senior Note Agreement ($92.5 million at October 1, 2005) to $96.8 million as of the effective date of the Amendment. The Amendment extended the maturity date to January 1, 2016 from April 1, 2008 and October 1, 2009 on $86.0 million of the notes. The Amendment also decreased interest rates that ranged from 7.72% to 8.71% on $86.0 million of notes to a range of 6.421% to 7.157%.

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

The notes continue to be secured by certain of the Company’s personal and real property and contain customary covenants, default provisions (including acceleration of the debt in the event of an uncured default), and prepayment penalties similar to those included in the original note purchase agreement.

MEMBER INVESTMENTS AND PATRONAGE DIVIDENDS

Members are required to meet specific Member capitalization requirements, which include capital stock ownership and may include required cash deposits (“Required Deposits”). Members may also maintain deposits with Unified in excess of such Required Deposit amounts (“Excess Deposits”). See “Member Investments and Patronage Dividends” discussed in Part II, Item 7 of the Company’s Annual Report on Form 10-K for the year ended October 1, 2005 for additional information.

Members’ Required Deposits are contractually subordinated and subject to the prior payment in full of certain senior indebtedness of the Company. Unified’s obligation to repay Members’ Required Deposit accounts on termination of Member status (once the Member’s obligations to Unified have been satisfied) is reported as a long-term liability on Unified’s consolidated condensed balance sheets. Excess Deposits are not subordinated to Unified’s other obligations and are reported as short-term liabilities on Unified’s consolidated condensed balance sheets. At April 1, 2006 and October 1, 2005, Unified had $10.5 and $10.4 million, respectively, in “Members’ required deposits” and $18.6 and $13.4 million, respectively, in “Members’ excess deposits and estimated patronage dividends” (of which $12.3 and $10.0 million, respectively, represented Excess Deposits).

REDEMPTION OF CAPITAL STOCK

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

On February 10, 2006, the Company authorized that 1,108 shares of the Company’s Class E Shares (in the amount of $0.1 million) be voided on March 10, 2006. Concurrently, 566 shares of the Company’s Class B Shares were issued in the amount of $0.1 million.

See “Redemption of Capital Stock” discussed in Part II, Item 7 of the Company’s Annual Report on Form 10-K for the year ended October 1, 2005 for additional information.

PENSION AND POSTRETIREMENT BENEFIT PLANS

The Company sponsors a cash balance plan (“Cash Balance Plan”). The Company funding policy is to make contributions to the Cash Balance Plan in amounts that are at least sufficient to meet the minimum funding requirements of applicable laws and regulations, but no more than amounts deductible for federal income tax purposes. The Company also sponsors an executive salary protection plan (“ESPP II”) that provides supplemental post-termination retirement income based on each participant’s final salary and years of service as an officer of the Company. Funds are held in a rabbi trust for the ESPP II consisting primarily of life insurance policies reported at cash surrender value.

The Company sponsors postretirement benefit plans that cover both non-union and union employees. These plans are not funded.

The Company’s net periodic benefit cost for its combined pension and other postretirement benefits was approximately $5.6 million for the twenty-six week period ended April 1, 2006 compared to $5.5 million for the twenty-six week period ended April 2, 2005.

Commencing with its quarterly contribution of $1.04 million made on April 14, 2006, the Company expects to make contributions of $1.04 million per quarter for the remainder of the 2006 plan year. At its discretion, the Company may contribute in excess of these amounts. Additional contributions for the 2005 plan year, if any, will be due by September 15, 2006, while contributions for the 2006 plan year will be due by September 15, 2007. The Company contributed $0.6 million to the ESPP II during the twenty-six weeks ended April 1, 2006 to fund projected benefit payments to participants for the 2006 plan year.

At April 1, 2006, the fair value of the Cash Balance Plan assets increased to $86.3 million from $73.2 million at October 1, 2005.

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

We will continue to be subject to risk of loss of member volume.    The Company’s operating results are highly dependent upon either maintaining or growing its distribution volume to its customers. The Company’s top ten Member and non-member customers constituted approximately 41.2% of total sales for the twenty-six week period ended April 1, 2006. A significant loss in membership or volume could adversely affect the Company’s operating results. We will continue to be subject to the risks associated with consolidation within the grocery industry. When independent retailers are acquired by large chains with self-distribution capacity, are driven from business by larger grocery chains, or become large enough to develop their own self-distribution system, we will lose distribution volume. Members may also select other wholesale providers. Reduced volume is normally injurious to profitable operations since fixed costs must be spread over a lower sales volume.

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

The Company may on occasion hold investments in the common and preferred stock of Members (see Note 7 of Notes to Consolidated Condensed Financial Statements). These investments are generally held at cost or the equity method and are periodically evaluated for impairment. As a result, changes in the economic environment that adversely affect the business of these Members could result in the write-down of these investments. This risk is unique to a cooperative form of business in that investments are made to support Members’ businesses, and those economic conditions that adversely affect the Members can also reduce the value of the Company’s investment, and hence the book value of the underlying capital shares.

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

The Company’s Revolving Credit Agreement permits advances of up to 85% of eligible accounts receivable and up to 65% of eligible inventory up to a maximum of $225 million. As of April 1, 2006, the Company believes it has sufficient cash flow from operations and availability under the Revolving Credit Agreement to meet operating needs and capital spending requirements through fiscal 2006. However, if access to operating cash or to the Revolving Credit Agreement becomes restricted, the Company may be compelled to seek alternate sources of cash. The Company cannot assure that alternate sources will provide cash on terms favorable to the Company. Consequently, the inability to access alternate sources of cash on terms similar to its existing agreement could adversely affect the Company’s operations.

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

Strike or work stoppage by our union employees could disrupt our business.    Approximately 60% of our employees are covered by collective bargaining agreements, some of which are due to expire in fiscal 2010. The inability to negotiate acceptable contracts with the unions could result in a strike or work stoppage and increased operating costs resulting from higher wages or benefits paid to union members or replacement workers. Such outcome could have a material negative impact on the Company’s operations and financial results.

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

Members will be required to report as income any patronage dividends that we distribute in the form of qualified written notices of allocation.    Members are required to consent to include in their gross income, in the year received, all cash as well as the stated dollar amount of all qualified written notices of allocation, including subordinated patronage dividend certificates (“Patronage Certificates”) and the book value of Class B Shares distributed to them as part of the qualified written notices of allocation. Patronage Certificates and Class B Shares distributed as part of the qualified written notices of allocation are also subject to state income and corporate franchise taxes in California and may be subject to these taxes in other states. The Member does not include a nonqualified written notice of allocation, whether in Class B Shares, Class E Shares or Patronage Certificates, as income in the year of receipt and the Company is not entitled to an income tax deduction in the year of issuance. The Member will have ordinary taxable income and the Company will have an income tax deduction when the stock is redeemed or the Patronage Certificate is paid in cash or property. The Company’s Board will determine whether patronage dividends will be paid in the form of qualified written notices of allocation or nonqualified written notices of allocation. For the fiscal years ended 2003, 2004 and 2005, the Company’s Board determined that patronage dividends would be paid in the form of nonqualified written notices of allocation for the Cooperative Division. Patronage dividends paid in the Dairy Divisions were paid in the form of qualified written notices of allocation.

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

The Company’s discussion and analysis of its financial condition and results of operations is based upon its consolidated condensed financial statements. On an ongoing basis, we evaluate our estimates, including those related to allowances for doubtful accounts, lease loss reserves, inventories, investments, goodwill and intangible assets, long-lived assets, income taxes, insurance reserves, pension and postretirement benefits and contingencies and litigation. We base our estimates on historical experience and on various other assumptions and factors that we believe to be reasonable under the circumstances. Based on our ongoing review, we make adjustments we consider appropriate under the facts and circumstances. We have discussed the development, selection and disclosure of these estimates with the Audit Committee. The accompanying consolidated condensed financial statements are prepared using the same critical accounting policies and estimates discussed in Part II, Item 7 of the Company’s Annual Report on Form 10-K for the fiscal year ended October 1, 2005.

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

Unified is subject to interest rate changes on its notes payable under the Company’s credit agreements that may affect the fair value of the notes payable, as well as cash flow and earnings. Based on the notes payable outstanding at April 1, 2006 and the current market condition, a one percent increase in the applicable interest rates would decrease the Company’s annual cash flow and pretax earnings by approximately $0.5 million. Conversely, a one percent decrease in the applicable interest rates would increase annual cash flow and pretax earnings by $0.5 million.

The Company’s investments in convertible bonds are classified as trading securities. As such, the Company is subject to market risk associated with fluctuations in interest rates and the market value of the embedded conversion feature.

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

Changes in internal controls over financial reporting.    Management, with the participation of the Chief Executive Officer and Chief Financial Officer of the Company, has evaluated any changes in the Company’s internal control over financial reporting that occurred during the most recent fiscal quarter. Based on that evaluation, management, the Chief Executive Officer and the Chief Financial Officer of the Company have concluded that no change in our internal control over financial reporting (as defined in Rule 13a-15(f) under the Securities Exchange Act of 1934) occurred during the quarter ended April 1, 2006 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

In the fourth quarter of fiscal 2005, the Company became aware of a material weakness relating to the Company’s internal control over financial reporting with respect to its promotions tracking system. In June 2005, the Company made a modification to the promotions tracking system that was previously installed during 2004. This system will enable the Company to better monitor the cash flows relating to promotions and evaluate the factors influencing the effectiveness of promotional activities. Subsequent to the implementation of this modification, the Company discovered a limitation in the reporting capabilities of the system that could lead to a material misstatement in our financial statements. Upon discovering this limitation, the Company performed extensive alternative analysis and we are satisfied that this has not resulted in a misstatement of the information presented in our current or previously issued financial statements. During the first quarter of fiscal 2006, the Company implemented, among other things, an enhanced reconciliation process to ensure that the impact of promotional activities is fairly stated in our financial statements. This process was further refined during the second quarter of fiscal 2006. We will continue to evaluate the effectiveness of such enhancements to be reasonably assured that we have appropriately remedied the deficiency in our internal controls.

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

ITEM 2.    UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

There were no Company purchases of equity securities during the second fiscal quarter ended April 1, 2006.

Refer to “Redemption of Capital Stock” in Part I, Item 2 of this quarterly report on Form 10-Q for discussion of the Company’s share redemptions.

ITEM 3.    DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4.    SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

(a)	Date of Meeting: February 14, 2006 (Annual Meeting)

(b)	The matters voted upon at the meeting and the results of each vote are as follows:

Election of Directors

Class A Directors	Votes For	Withheld Authority
Louis A. Amen	94,250	5,250
David M. Bennett	94,750	4,750
John Berberian	93,750	5,750
Deiter Huckestein	94,750	4,750
Mark Kidd	95,000	4,500
John D. Lang	94,250	5,250
Jay T. McCormack	94,750	4,750
Peter J. O’Neal	94,750	4,750
Michael A. Provenzano, Jr.	94,250	5,250
Thomas S. Sayles	94,250	5,250
Kenneth Ray Tucker	94,250	5,250
Richard L. Wright	95,000	4,500

Class B Directors	Votes For	Withheld Authority
Darioush Khaledi	371,207	19,212
Douglas A. Nidiffer	372,384	18,035
Robert E. Stiles	372,384	18,035

During the second quarter, after the election of the Board of Directors, the Company received notification from Director Bennett informing the Company that he was resigning from the Board effective March 22, 2006. For additional information, please see Form 8-K filed by the Company on March 22, 2006 and incorporated herein by reference.

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

Dated: May 12, 2006