Form 10-Q
period 2006-07-01
UNIFIED WESTERN GROCERS INC
filed 2006-08-16
CIK 320431

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED JULY 1, 2006

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

The number of shares outstanding of each of the registrant’s classes of common stock, as of July 29, 2006, were as follows:

Class A: 128,750 shares; Class B: 483,390 shares; Class C: 15 shares; Class E: 154,603 shares

PART I.    FINANCIAL INFORMATION

ITEM 1.    FINANCIAL STATEMENTS (UNAUDITED)

Unified Western Grocers, Inc. and Subsidiaries

Consolidated Condensed Balance Sheets – Unaudited

(dollars in thousands)

	July 1, 2006	October 1, 2005
Assets

Current assets:
Cash and cash equivalents	$15,987	$17,437
Accounts and notes receivable, net of allowances of $2,452 and $2,538 at July 1, 2006 and October 1, 2005, respectively	146,730	145,279
Inventories	176,750	193,157
Prepaid expenses	8,138	6,948
Deferred income taxes	12,408	12,408

Total current assets	360,013	375,229
Properties, net	174,968	177,946
Investments	71,036	78,604
Notes receivable, net of allowances of $631 and $921 at July 1, 2006 and October 1, 2005, respectively	9,908	9,584
Goodwill	27,982	27,982
Other assets, net	39,670	38,704

Total Assets	$683,577	$708,049

Liabilities and Shareholders’ Equity

Current liabilities:
Accounts payable	$147,336	$156,754
Accrued liabilities	106,742	118,835
Current portion of notes payable	8,863	10,826
Members’ excess deposits and estimated patronage dividends	22,262	13,432

Total current liabilities	285,203	299,847
Notes payable, less current portion	131,119	156,640
Long-term liabilities, other	103,815	98,233
Members’ deposits and certificates:
Members’ required deposits	10,938	10,367
Subordinated patronage dividend certificates	3,141	3,141
Commitments and contingencies

Shareholders’ equity:
Class A Shares: 500,000 shares authorized, 128,000 and 132,800 shares outstanding at July 1, 2006 and October 1, 2005, respectively	20,339	21,023
Class B Shares: 2,000,000 shares authorized, 483,390 and 505,757 shares outstanding at July 1, 2006 and October 1, 2005, respectively	78,397	81,913
Class E Shares: 2,000,000 shares authorized, 154,603 and 155,711 shares outstanding at July 1, 2006 and October 1, 2005, respectively	15,460	15,571
Retained earnings after elimination of accumulated deficit of $26,976 effective September 28, 2002	36,864	22,514
Receivable from sale of Class A Shares to members	(431)	(726)
Accumulated other comprehensive loss	(1,268)	(474)

Total shareholders’ equity	149,361	139,821

Total Liabilities and Shareholders’ Equity	$683,577	$708,049

The accompanying notes are an integral part of these statements.

Unified Western Grocers, Inc. and Subsidiaries

Consolidated Condensed Statements of Earnings

and Comprehensive Earnings – Unaudited

(dollars in thousands)

	Thirteen Weeks Ended		Thirty-Nine Weeks Ended
	July 1, 2006	July 2, 2005	July 1, 2006	July 2, 2005

Net sales	$726,446	$715,417	$2,187,288	$2,141,583
Cost of sales	651,480	643,870	1,962,816	1,919,369
Distribution, selling and administrative expenses	55,735	57,992	174,308	179,905

Operating income	19,231	13,555	50,164	42,309
Interest expense	(3,413)	(3,780)	(10,911)	(11,353)

Earnings before estimated patronage dividends and income taxes	15,818	9,775	39,253	30,956
Estimated patronage dividends	(7,860)	(5,517)	(17,223)	(17,226)

Earnings before income taxes	7,958	4,258	22,030	13,730
Income taxes	(2,821)	(1,740)	(7,097)	(5,183)

Net earnings	5,137	2,518	14,933	8,547
Other comprehensive earnings, net of income taxes:
Unrealized holding (loss) gain on investments	(430)	837	(794)	475

Comprehensive earnings	$4,707	$3,355	$14,139	$9,022

The accompanying notes are an integral part of these statements.

Unified Western Grocers, Inc. and Subsidiaries

Consolidated Condensed Statements of Cash Flows – Unaudited

(dollars in thousands)

	Thirty-Nine Weeks Ended
	July 1, 2006	July 2, 2005

Cash flows from operating activities:
Net earnings	$14,933	$8,547
Adjustments to reconcile net earnings to net cash provided by operating activities:
Depreciation and amortization	14,979	18,341
(Decrease) increase in provision for doubtful accounts	(427)	795
(Gain) loss on sale of properties	(97)	85
Deferred income taxes	—	271
Purchases of trading securities	(4,241)	(5,915)
Proceeds from maturities or sales of trading securities	3,743	243
(Increase) decrease in assets:
Accounts receivable	(1,221)	338
Inventories	16,407	18,502
Prepaid expenses	(1,190)	(969)
Pension plan assets	(1,041)	(918)
Increase (decrease) in liabilities:
Accounts payable	(9,418)	(9,612)
Accrued liabilities	(12,093)	(4,720)
Long-term liabilities, other	6,623	5,303

Net cash provided by operating activities	26,957	30,291

Cash flows from investing activities:
Purchases of properties	(8,394)	(6,859)
Purchases of securities and other investments	(24,001)	(21,695)
Proceeds from maturities or sales of securities and other investments	30,843	14,813
Increase (decrease) in notes receivable	(127)	3,207
Proceeds from sales of properties	718	44
Increase in other assets	(4,446)	(4,596)

Net cash utilized by investing activities	(5,407)	(15,086)

Cash flows from financing activities:
Reduction of long-term notes payable	(18,725)	(26,079)
Reduction of short-term notes payable	(9,002)	(7,850)
Payment of deferred financing fees	(75)	(20)
Members’ excess deposits and estimated patronage dividends	8,830	8,513
Increase in members’ required deposits	571	2,460
Decrease in receivable from sale of Class A Shares to members	295	325
Repurchase of shares from members	(5,571)	(7,380)
Issuance of shares to members	677	558

Net cash utilized by financing activities	(23,000)	(29,473)

Net decrease in cash and cash equivalents	(1,450)	(14,268)
Cash and cash equivalents at beginning of period	17,437	43,443

Cash and cash equivalents at end of period	$15,987	$29,175

The accompanying notes are an integral part of these statements.

Unified Western Grocers, Inc. and Subsidiaries

Consolidated Condensed Statements of Cash Flows – Unaudited – Continued

(dollars in thousands)

	Thirty-Nine Weeks Ended
	July 1, 2006	July 2, 2005

Supplemental disclosure of cash flow information:
Cash paid during the period for:
Interest	$9,535	$10,377
Income taxes	$11,947	$6,347

Supplemental disclosure of non-cash items:
Retirement of Class B Shares	$—	$1,234
Reduction in purchase accounting reserve against goodwill	$—	$300
Reduction in pre quasi-reorganization deferred tax valuation allowance credited to Class A and Class B Shares	$—	$2,000
Increase to pre quasi-reorganization discontinued operations and lease reserves, net of deferred taxes of $33 as of July 2, 2005	$—	$52

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

The Company’s banking arrangements allow the Company to fund outstanding checks when presented to the financial institution for payment. This cash management practice frequently results in total issued checks exceeding the available cash balance at a single financial institution. The Company’s policy is to record its cash disbursement accounts with a cash book overdraft in accounts payable. At July 1, 2006 and October 1, 2005, the Company had book overdrafts of $30.6 million and $47.7 million, respectively, classified in accounts payable.

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

At July 1, 2006, the Company remains contingently liable for the lease payments on eight of these store locations until such time as the leases expire or the Company is released from all liabilities and obligations under the respective leases. The net present value of the Company’s currently estimated obligation for the remaining leasehold and sub-leasehold interests for the eight stores totals approximately $5.7 million at July 1, 2006, with the last lease expiring in 2019. The Company’s maximum loss exposure related to these leases is $20.1 million.

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

At July 1, 2006 and October 1, 2005, the Company consolidated the variable interest entity’s accounts, including total assets of $0.7 million and $1.5 million, respectively, comprised primarily of $0.1 million and $0.4 million in properties, respectively, and $0.6 million and $1.1 million in other assets, respectively, to be used in the development of the properties and for payment of lease obligations, with lease reserves of approximately $5.7 million and $3.0 million, respectively.

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

Management identifies segments based on the information monitored by the Company’s chief operating decision-makers to manage the business and, accordingly, has the following two reportable segments:

•	Wholesale Distribution includes the results of operations from the sale of food and general merchandise products to both Members and non-members. As of July 1, 2006, the Wholesale Distribution segment represents approximately 99% of the Company’s total sales and approximately 85% of total assets.

•	The Insurance segment includes the results of operations for the Company’s three insurance subsidiaries (Grocers and Merchants Insurance Service, Inc., Springfield Insurance Company and Springfield Insurance Company, Ltd.). These subsidiaries provide insurance and insurance-related services, including workers’ compensation and liability insurance policies, to both the Company and its Members primarily located in California. As of July 1, 2006, the Company’s Insurance segment accounts for approximately 1% of the Company’s total sales and approximately 12% of total assets.

The “All Other” category includes the results of operations for the Company’s other support businesses, including its finance subsidiary, whose services are provided to a common customer base, none of which individually meets the quantitative thresholds of a reportable segment. As of July 1, 2006, the “All Other” category collectively accounts for less than 1% of the Company’s total sales and approximately 3% of total assets.

Unified Western Grocers, Inc. and Subsidiaries

Notes to Consolidated Condensed Financial Statements (Unaudited)—(Continued)

Information about the Company’s operating segments is summarized below.

(dollars in thousands)
	Thirteen Weeks Ended		Thirty-Nine Weeks Ended
	July 1, 2006	July 2, 2005	July 1, 2006	July 2, 2005
Net sales
Wholesale distribution	$722,649	$709,725	$2,175,462	$2,123,121
Insurance	5,146	7,077	16,631	22,951
All other	856	757	1,693	1,443
Inter-segment eliminations	(2,205)	(2,142)	(6,498)	(5,932)

Total net sales	$726,446	$715,417	$2,187,288	$2,141,583

Operating income
Wholesale distribution	$16,815	$12,131	$43,513	$39,259
Insurance	3,313	1,192	7,832	3,339
All other	(897)	232	(1,181)	(289)

Total operating income	19,231	13,555	50,164	42,309

Interest expense	(3,413)	(3,780)	(10,911)	(11,353)
Estimated patronage dividends	(7,860)	(5,517)	(17,223)	(17,226)
Income taxes	(2,821)	(1,740)	(7,097)	(5,183)

Net earnings	$5,137	$2,518	$14,933	$8,547

Depreciation and amortization
Wholesale distribution	$4,667	$5,678	$14,812	$18,128
Insurance	50	66	159	207
All other	6	2	8	6

Total depreciation and amortization	$4,723	$5,746	$14,979	$18,341

Capital expenditures
Wholesale distribution	$1,759	$3,246	$8,330	$6,770
Insurance	36	27	56	89
All other	—	—	8	—

Total capital expenditures	$1,795	$3,273	$8,394	$6,859

Identifiable assets
Wholesale distribution	$579,759	$584,551	$579,759	$584,551
Insurance	85,554	89,795	85,554	89,795
All other	18,264	17,585	18,264	17,585

Total identifiable assets	$683,577	$691,931	$683,577	$691,931

4.    SHAREHOLDERS’ EQUITY

During the 39-week period ended July 1, 2006, the Company issued 3,000 Class A Shares with an issuance value of $0.59 million and redeemed 7,800 Class A Shares with a redemption value of $1.48 million. In addition, the Company issued 1,088 Class B Shares with an issuance value of $0.2 million and also redeemed 23,455 Class B Shares with a redemption value of $4.09 million. The Company also voided 1,108 Class E Shares in the amount of $0.1 million.

5.    CONTINGENCIES

During the thirteen weeks ending July 1, 2006, Unified received payment on a judgment in favor of the Company from a successful litigation against a firm for professional negligence by such firm. The judgment was entered in 2004; however, the defendants in the litigation appealed. All appeals have now been resolved in the Company’s

Unified Western Grocers, Inc. and Subsidiaries

Notes to Consolidated Condensed Financial Statements (Unaudited)—(Continued)

favor. The Company’s net proceeds were $3.0 million after payment of contingent attorneys’ fees, and were recorded as a reduction of distribution, selling and administrative expenses for the thirty-nine weeks ended July 1, 2006.

The Company is a party to various litigation, claims and disputes, some of which are for substantial amounts, arising in the ordinary course of business. While the ultimate effect of such actions cannot be predicted with certainty, the Company believes the outcome of these matters will not result in a material adverse effect on its financial condition or results of operations.

6.    NOTES PAYABLE

On January 6, 2006 (the “effective date”), the Company entered into an agreement (the “Amendment”) with John Hancock Life Insurance Company (“Hancock”) to amend and restate its Senior Note Agreement ($92.5 million at October 1, 2005) to $96.8 million as of the effective date of the Amendment. The Amendment extends the maturity date to January 1, 2016 from April 1, 2008 and October 1, 2009 on $86.0 million of the notes. The Amendment also decreases interest rates that ranged from 7.72% to 8.71% on $86.0 million of notes to a range of 6.421% to 7.157%. The Amendment calls for interest only payments for the first five years of the term, and then starting on the 61st payment, principal plus interest on the $86.0 million of notes. At the maturity date, a balloon payment of $66.8 million is due. In addition, $10.8 million of notes will mature on April 1, 2008 (monthly payments of principal plus interest at 7.72%) and October 1, 2009 (monthly payments of interest only at 8.71%), with balloon payments of $4.4 million and $4.5 million, respectively. The amount outstanding under the amended Senior Note Agreement was $96.7 million at July 1, 2006.

The notes continue to be secured by certain of the Company’s personal and real property and contain customary covenants, default provisions (including acceleration of the debt in the event of an uncured default), and prepayment penalties similar to those included in the original note purchase agreement.

7.    PENSION AND OTHER POSTRETIREMENT BENEFITS

The Company sponsors a cash balance plan (“Cash Balance Plan”). The Cash Balance Plan is a noncontributory defined benefit pension plan covering substantially all employees of the Company who are not subject to a collective bargaining agreement. Benefits under the Cash Balance Plan are provided through a trust and also through annuity contracts.

The Company also sponsors an executive salary protection plan (“ESPP II”) that provides supplemental post-termination retirement income based on each participant’s final salary and years of service as an officer of the Company. Funds are held in a rabbi trust for the ESPP II consisting primarily of life insurance policies reported at cash surrender value. The cash surrender value of such life insurance policies aggregated $14.3 million and $13.6 million at July 1, 2006 and October 1, 2005, respectively, and are included in other assets in the Company’s consolidated condensed balance sheets. The related accrued benefit cost (representing the Company’s benefit obligation to participants) of $13.9 million and $12.7 million at July 1, 2006 and October 1, 2005, respectively, is recorded in other long-term liabilities in the Company’s consolidated condensed balance sheets. The ESPP II accrued benefit cost is included in the pension table below. However, the trust assets are excluded from ESPP II plan assets as they do not qualify as plan assets under Statement of Financial Accounting Standards (“SFAS”) No. 87, “Employers’ Accounting for Pensions” (“SFAS 87”). The assets held in the rabbi trust are not available for general corporate purposes. The rabbi trust is subject to creditor claims in the event of insolvency.

The Company sponsors postretirement benefit plans that cover both non-union and union employees. The plans are not funded.

Unified Western Grocers, Inc. and Subsidiaries

Notes to Consolidated Condensed Financial Statements (Unaudited)—(Continued)

The components of net periodic cost for pension (Cash Balance Plan and ESPP II) and other postretirement benefits for the thirty-nine weeks ended July 1, 2006 and July 2, 2005 consist of the following:

	Pension Benefits		Other Postretirement Benefits
	July 1, 2006	July 2, 2005	July 1, 2006	July 2, 2005
Service cost	$3,662	$3,567	$1,237	$1,012
Interest cost	5,030	4,772	2,555	2,590
Expected return on plan assets	(4,917)	(4,273)	—	—
Amortization of prior service cost	181	181	—	—
Recognized actuarial loss	104	25	558	324

Net periodic cost	$4,060	$4,272	$4,350	$3,926

The Company’s net periodic benefit cost for its combined pension and other postretirement benefits was approximately $8.4 million for the thirty-nine week period ended July 1, 2006 compared to $8.2 million for the thirty-nine week period ended July 2, 2005.

The Company funding policy is to make contributions to the Cash Balance Plan in amounts that are at least sufficient to meet the minimum funding requirements of applicable laws and regulations, but no more than amounts deductible for federal income tax purposes. The Company contributed $1.04 million to the Cash Balance Plan during the thirty-nine weeks ended July 1, 2006. Commencing with quarterly contributions of $1.04 million made on April 14, 2006 and July 14, 2006, the Company expects to make contributions of $1.04 million per quarter for the remainder of the 2006 plan year. Subsequent to July 14, 2006, additional contributions will be due October 15, 2006 and January 15, 2007. At its discretion, the Company may contribute in excess of these amounts. Additional contributions for the 2005 plan year, if any, will be due by September 15, 2006, while contributions for the 2006 plan year will be due by September 15, 2007. The Company contributed $0.7 million to the ESPP II during the thirty-nine weeks ended July 1, 2006 to fund projected benefit payments to participants for the 2006 plan year.

At July 1, 2006, the fair value of the Cash Balance Plan assets increased to $84.8 million from $73.2 million at October 1, 2005.

8.    RELATED PARTY TRANSACTIONS

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

Unified Western Grocers, Inc. and Subsidiaries

Notes to Consolidated Condensed Financial Statements (Unaudited)—(Continued)

9.    NEW ACCOUNTING PRONOUNCEMENTS

In July 2006, the FASB issued Interpretation No. 48 (“FIN 48”), “Accounting for Uncertainty in Income Taxes,” which clarifies the accounting for uncertainty in income taxes recognized in the financial statements in accordance with FASB Statement No. 109, “Accounting for Income Taxes.” FIN 48 provides guidance on the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. FIN 48 also provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosures, and transition. FIN 48 is effective for fiscal years beginning after December 15, 2006. The Company is currently assessing the financial impact of FIN 48 on its consolidated condensed financial statements.

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

Sales Activities and Recent Developments

We experienced an overall sales increase of $45.7 million, or 2.1%, for the thirty-nine weeks ended July 1, 2006 (the “2006 Period”) as compared to the thirty-nine week period ended July 2, 2005 (the “2005 Period”). This increase was due primarily to a $91.5 million, or 4.3%, sales increase in our continuing customer business driven primarily by new store openings, growth in the Company’s perishables divisions, and growth in our specialty grocery subsidiary. Sales related to customers who discontinued their business with us and began purchasing from competitors resulted in a $45.8 million decline in sales in the 2006 Period versus the 2005 Period.

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

To further enhance our strategy to help our customers differentiate themselves from the competition, during the second quarter of fiscal 2006, we changed the name of our specialty grocery subsidiary to Market Centre to better reflect the company’s broad range of product offerings and unique services that are offered to our retail customers. The new focus on Market Centre will help us improve this important tool to help our retailers with their individual differentiation strategies. Through our Market Centre subsidiary, we offer specialty grocery products in four categories: gourmet specialties, ethnic foods, natural/organic products and confections. In addition to supplying these products, Market Centre will continue to offer a wide range of retail support services, including category development and management, merchandising services, marketing programs and promotional strategies.

We also support growth by offering promotions on fast-moving products and by supporting and sponsoring major events that help promote sales at the retail level.

Economic Factors

In recent periods, we have experienced significant volatility in certain costs. For example, costs associated with our workers’ compensation coverage in California have significantly improved after several years of cost increases while, on the other hand external factors continue to drive increases in costs associated with fuel and employment benefits. Management continually focuses attention on initiatives aimed at improving business processes and managing costs. These initiatives have resulted in significant improvements, most notably in improved warehouse and transportation efficiencies. Labor efficiencies, such as the number of cases moved in the warehouse per hour of work, have increased 6.1% in the first thirty-nine weeks of fiscal 2006 compared to the same period of fiscal 2004.

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

	Thirteen Weeks Ended		% Change	Thirty-Nine Weeks Ended		% Change
Fiscal Period Ended	July 1, 2006	July 2, 2005	Thirteen Weeks	July 1, 2006	July 2, 2005	Thirty-Nine Weeks
Net sales	100.0%	100.0%	1.5%	100.0%	100.0%	2.1%
Cost of sales	89.7	90.0	1.2	89.7	89.6	2.2
Distribution, selling and administrative expenses	7.7	8.1	(3.9)	8.0	8.4	(3.1)

Operating income	2.6	1.9	41.9	2.3	2.0	18.6
Interest expense	(0.4)	(0.5)	(9.7)	(0.5)	(0.5)	(3.9)
Estimated patronage dividends	(1.1)	(0.8)	42.5	(0.8)	(0.8)	0.0
Income taxes	(0.4)	(0.2)	62.1	(0.3)	(0.3)	36.9

Net earnings	0.7%	0.4%	104.0%	0.7%	0.4%	74.7%

THIRTEEN WEEK PERIOD ENDED JULY 1, 2006 (“2006 PERIOD”) COMPARED TO THE THIRTEEN WEEK PERIOD ENDED JULY 2, 2005 (“2005 PERIOD”)

Overview of the 2006 Period.    The Company’s consolidated operating income was $19.2 million in the 2006 Period compared to $13.6 million in the 2005 Period. Operating income improved in both of the Company’s operating segments, but was offset in part by a decline in the All Other category.

•	Wholesale Distribution Segment: The Wholesale Distribution segment’s operating income was $16.8 million in the 2006 Period compared to $12.1 million in the 2005 Period. The results of a net $3.0 million judgment in favor of the Company contributed to the increase in operating income (see Note 5 of Notes to Consolidated Condensed Financial Statements). We continue to realize cost reductions in workers’ compensation expense due to the positive impact of recent legislative changes and management’s ongoing emphasis on safety programs and use of higher deductible policies to reduce premiums. See additional discussion under “Net sales – Wholesale Distribution Segment” below.

•	Insurance Segment: Operating income improved $2.1 million in the Company’s Insurance segment to $3.3 million in the 2006 Period compared to $1.2 million in the 2005 Period. Our workers’ compensation claims development continued to improve during the 2006 Period. The improvement is attributable to several factors, including the positive impact on claims development resulting from legislative reforms passed by California’s legislature. These reforms have helped to reduce the cost of claims, particularly with respect to medical costs. Continued participation of our customers in higher deductible policies has also contributed to the improvement. These policies can be less costly for customers and reduce Unified’s portion of its claims loss exposure.

•	All Other: All Other business activities primarily consist of our finance subsidiary and the consolidation of a variable interest entity as discussed in Note 2 of the Notes to the Consolidated Condensed Financial Statements in Item 1. Operating income decreased $1.1 million to a loss of $0.9 million for the 2006 Period compared to income of $0.2 million in the 2005 Period, and consisted of $0.7 million in operating income from our finance subsidiary offset by $1.6 million in operating expenses incurred due to increasing lease loss reserves on properties associated with our variable interest entity.

The following tables summarize the performance of each business segment for the 2006 and 2005 Periods.

Wholesale Distribution Segment (dollars in thousands)
	Thirteen Weeks Ended July 1, 2006		Thirteen Weeks Ended July 2, 2005
	Amounts in 000’s	Percent to Net Sales	Amounts in 000’s	Percent to Net Sales	Difference
Gross sales	$722,649	—	$709,725	—	$12,924
Inter-segment eliminations	—	—	—	—	—

Net sales	722,649	100.0	709,725	100.0	12,924
Cost of sales	653,768	90.5	641,690	90.4	12,078
Distribution, selling and administrative expenses	52,066	7.2	55,904	7.9	(3,838)

Operating income	$16,815	2.3	$12,131	1.7	$4,684

Insurance Segment (dollars in thousands)
	Thirteen Weeks Ended July 1, 2006		Thirteen Weeks Ended July 2, 2005
	Amounts in 000’s	Percent to Net Sales	Amounts in 000’s	Percent to Net Sales	Difference
Gross sales—premiums earned	$5,146	—	$7,077	—	$(1,931)
Inter-segment eliminations	(2,023)	—	(2,037)	—	14

Net sales—premiums earned	3,123	100.0	5,040	100.0	(1,917)
Cost of sales—underwriting expenses	(2,288)	(73.3)	2,180	43.3	(4,468)
Selling and administrative expenses	2,098	67.2	1,668	33.1	430

Operating income	$3,313	106.1	$1,192	23.6	$2,121

All Other (dollars in thousands)
	Thirteen Weeks Ended July 1, 2006		Thirteen Weeks Ended July 2, 2005
	Amounts in 000’s	Percent to Net Sales	Amounts in 000’s	Percent to Net Sales	Difference
Gross sales	$856	—	$757	—	$99
Inter-segment eliminations	(182)	—	(105)	—	(77)

Net sales	674	100.0	652	100.0	22
Distribution, selling and administrative expenses	1,571	233.1	420	64.4	1,151

Operating income (loss)	$(897)	(133.1)	$232	35.6	$(1,129)

Net sales.    Consolidated net sales increased $11.0 million to $726.4 million in the 2006 Period compared to $715.4 million for the 2005 Period.

•	Wholesale Distribution Segment: Net Wholesale Distribution sales increased $12.9 million to $722.6 million in the 2006 Period compared to $709.7 million for the 2005 Period. We continued to experience sales growth through new store openings and growth in sales of products that help our customers differentiate their stores from the competition. We also continued to experience a decline in sales of center store dry grocery products as a result of continued competitive pressures from alternate format food stores (warehouse, supercenters, discount, drug, natural and organic, and convenience) that are influencing shoppers’ buying practices, as well as certain customers buying more product directly from manufacturers.

Continuing Customer Sales Growth

•	Sales increased by approximately $25.6 million due primarily to the distribution volume of existing customers’ expansion to new store locations, growth in our perishables product offerings such as meat, produce, service deli and service bakery, and growth in our specialty foods subsidiary that have helped our customers differentiate themselves from their competition. As a result of these efforts, sales of perishables products grew $13.9 million while our Market Centre sales grew $5.1 million over the 2005 Period.

Customer Changes

•	Sales to customers in the 2005 Period that discontinued business with us and began purchasing their products from competitors were $12.7 million.

•	Insurance Segment: Net sales, consisting principally of premium revenues, decreased $1.9 million to $3.1 million in the 2006 Period compared to $5.0 million for the 2005 Period due primarily to decreased premium rates charged to California customers for workers’ compensation insurance. Our Insurance segment primarily sells workers’ compensation coverage in California. The California legislature passed legislation in 2003 and 2004 to allow greater controls over medical costs related to workers’ compensation. These cost reductions have led to lower policy premiums in the 2006 Period compared to the 2005 Period.

•	All Other: Net revenues were consistent at $0.7 million for both the 2006 and 2005 Periods.

Cost of sales.    Consolidated cost of sales were $651.5 million for the 2006 Period and $643.9 million for the 2005 Period and comprised 89.7% and 90.0% of consolidated net sales for the 2006 and 2005 Periods, respectively.

•	Wholesale Distribution Segment: Cost of sales increased by $12.1 million to $653.8 million in the 2006 Period compared to $641.7 million in the 2005 Period. As a percentage of net wholesale sales, cost of sales was 90.5% and 90.4% for the 2006 and 2005 Periods, respectively.

•	A change in product and Member sales mix contributed to a 0.2% increase in cost of sales as a percent of net wholesale sales. Our growth was primarily in products that carry a higher cost of sales as a percent of net sales compared to the 2005 Period product mix average. In addition, our larger customers have driven the sales growth in new store openings. These customers typically pick up their orders from our facilities and their larger order sizes allow for higher operational efficiencies. As a result, the margin on these customers is lower than average and increases the cost of sales as a percent of total sales.

•	A change in vendor promotional support contributed to a 0.1% decrease in cost of sales as a percent of net wholesale sales. Our vendors and brokers are continually evaluating their go-to-market strategies to effectively promote their products. Changes in their strategies could have a favorable or unfavorable impact on our financial performance. See “Critical Accounting Policies and Estimates – Vendor Funds” discussed in Part II, Item 7 of the Company’s Annual Report on Form 10-K for the year ended October 1, 2005 for additional information.

•

Insurance Segment:    Cost of sales decreased $4.5 million from $2.2 million in the 2005 Period to a $2.3 million credit in the 2006 Period. The main components in cost of sales that contributed to this decrease were reductions in (1) claims loss expense and loss reserve expenses (consisting of payments to health care providers and injured workers, along with estimates of claims not yet completed), and (2) loss adjustment expenses (consisting of adjudication expenses and legal expenses associated with defending claims). Cost of sales also includes underwriting expenses (consisting of commissions, premium taxes and regulatory fees); however, these expenses remained stable in the 2006 Period relative to the 2005 Period. During 2003 and 2004, California legislative reforms were passed aimed at reducing the rising cost of workers’ compensation expenses, primarily in the cost of providing health care. We began experiencing the benefits of the California legislative reforms in the latter half of our 2005 fiscal year. These benefits have continued in the 2006 Period. The decline in cost of sales in the 2006 Period resulted from lowering loss reserves at July 1, 2006 based on improving loss experience for earlier periods. The reduction in reserves at July 1, 2006 for losses and loss adjustment expenses was greater than the accrual of new reserves plus paid losses and loss adjustment expenses for the 2006 Period. The cost of insurance and the sufficiency of loss reserves are also impacted by actuarial estimates based on a detailed analysis of health care cost trends, mortality rates, claims history, demographics and industry trends. As a result, the amount of loss reserves and future expenses is significantly affected by these variables and may significantly change, depending on the cost of providing benefits and the results of further legislative action.

Distribution, selling and administrative expenses.    Consolidated distribution, selling and administrative expenses were $55.7 million in the 2006 Period compared to $58.0 million in the 2005 Period, and comprised 7.7% and 8.1% of net sales for the 2006 and 2005 Periods, respectively.

•	Wholesale Distribution Segment: Distribution, selling and administrative expenses were $52.1 million in the 2006 Period compared to $55.9 million in the 2005 Period, and comprised 7.2% and 7.9% of net wholesale sales for the 2006 and 2005 Periods, respectively. As discussed in further detail below, the net proceeds of a judgment, combined with decreases in workers’ compensation expense and depreciation and amortization expense, reduced costs $6.1 million, or 0.9% of net wholesale sales, which were partially offset by increased costs for benefits, professional services, transportation and general expenses of $2.3 million, or 0.2% of net wholesale sales.

During the thirteen weeks ending July 1, 2006, Unified received payment of a judgment in favor of the Company whose net proceeds, after payment of contingent attorneys’ fees, reduced costs $3.0 million, or 0.4% as a percent of net wholesale sales (see Note 5 of Notes to Consolidated Condensed Financial Statements). Additional factors contributing to the decrease in expenses as a percent of net wholesale sales are as follows:

•	Workers’ Compensation Expense: The Company’s Wholesale Distribution segment is self-insured up to $300,000 per incident with stop loss coverage provided by our Insurance segment up to $1,000,000 and third party coverage over that amount. Loss accruals up to the stop loss coverage are made based on actuarially developed loss estimates. Our workers’ compensation expenses declined by $1.9 million, or 0.3% as a percent of net wholesale sales, primarily due to the positive impact of the California legislative reforms discussed above. Workers’ compensation expenses have also been reduced due to management’s ongoing emphasis on safety programs and use of higher deductible policies to reduce premiums. Since Unified utilizes higher deductible policies and participates directly in losses, it realizes the benefits of lower losses directly and more dramatically than if it had used fully insured policies. Future expenses may significantly change depending on the cost of providing health care and the results of any further legislative action.

•	Depreciation and Amortization Expense: Expenses related to depreciation and amortization declined $1.2 million, or 0.2% as a percent of net wholesale sales. In September 1999, we completed a merger (the “Merger”) with United Grocers, Inc. (“United”), a grocery cooperative headquartered in Milwaukie, Oregon. Following the Merger, our capital and information technology requirements temporarily increased. Over the past three years, our need for new capital and information technology declined from the post-Merger level. The reduction in expense is related to many of those Merger-related activities becoming fully depreciated and amortized. We expect this reduction to continue only through the remainder of this fiscal year.

The following expenses increased in the 2006 Period compared to the 2005 Period, partially offsetting the decreases in distribution, selling and administrative expenses that were discussed above:

•	Other Expense Changes: General expenses increased $1.0 million, but resulted in no change as a percent of net wholesale sales.

•	Benefits and Professional Services: During the period, we incurred cost increases of $0.8 million, or 0.1% as a percent of net wholesale sales.

•	Transportation Cost Increases: During the period, costs related to fuel and common carrier activities increased $0.5 million, or 0.1% as a percent of net wholesale sales. The fuel cost increases were recovered through fuel surcharges reported as a reduction in cost of sales.

•	Insurance Segment: Distribution, selling and administrative expenses for the Insurance segment were comparable at $2.1 million for the 2006 Period compared to $1.7 million for the 2005 Period.

•	All Other: Distribution, selling and administrative expenses for our All Other business activities for the 2006 Period were $1.5 million compared to $0.4 million for the 2005 Period. During the 2006 Period, we incurred higher lease reserves on properties associated with our variable interest entity.

Interest.    Interest expense was $3.4 million in the 2006 Period compared to $3.8 million in the 2005 Period, or 0.4% and 0.5% as a percent of consolidated net sales for the 2006 Period and the 2005 Period, respectively. Factors contributing to the decrease in interest expense are as follows:

•	Interest expense on our primary debt instruments was $2.7 million and $3.1 million for the 2006 and 2005 Periods, respectively.

•	Weighted Average Borrowings: Interest expense declined $0.5 million over the 2005 Period due to a reduction in our weighted average borrowings. Weighted average borrowings were reduced by $24.2 million due to improved cash flow from operations and our Equity Enhancement Program (see “Equity Enhancement Plan”).

•	Interest Rates: Interest expense increased $0.1 million over the 2005 Period due to an increase in our effective borrowing rate. Our effective borrowing rate for the combined primary debt, made up of the revolving line of credit and senior secured notes, was 7.8% and 7.5% for the 2006 and 2005 Periods, respectively. Several offsetting factors contributed to the increase in interest rates. First, we signed an agreement on January 6, 2006 to amend and restate our Senior Note Agreement (see “Outstanding Debt and Other Financing Arrangements”) reducing our effective interest rate. Second, we realized a reduction in our interest rate margin over the base borrowing rate on the revolving line of credit due to achieving certain financial results. Third, with the overall market interest rate change, the base borrowing rate on the revolver increased over the 2005 Period, more than offsetting the reduction in margin on the revolver and the improved rate on the Senior Notes.

Borrowings on our revolving credit agreement are subject to market rate fluctuations. A 25 basis point change in the market rate of interest over the period would have resulted in a $30,000 increase or decrease in corresponding interest expense.

•	Interest expense on our secondary debt instruments was $0.7 million for both the 2006 and 2005 Periods.

Estimated patronage dividends.    Estimated patronage dividends for the 2006 Period were $7.9 million, compared to $5.5 million in the 2005 Period, an increase of 42.5%. Patronage dividends for the 2006 and 2005 Periods consisted of the patronage earnings from the Company’s three patronage earnings divisions: the Southern California Dairy Division, the Pacific Northwest Dairy Division and the Cooperative Division. For the 2006 and 2005 Periods, respectively, the Company had patronage earnings of $2.3 million and $2.6 million in the Southern California Dairy Division, $0.1 million and $0.1 million in the Pacific Northwest Dairy Division and $5.5 million and $2.8 million in the Cooperative Division. Patronage dividends for the Dairy Divisions are declared and paid after the end of each quarter. Patronage dividends for the Cooperative Division are declared and paid annually, after our fiscal year end.

Income taxes.    The Company’s effective income tax rate was 35.4% for the 2006 Period compared to 40.9% for the 2005 Period. The Company estimates that its effective tax rate will be 34% for the remainder of fiscal 2006. The lower rate for the 2006 Period is due to provision-to-return differences and fluctuations in permanent items.

THIRTY-NINE WEEK PERIOD ENDED JULY 1, 2006 (“2006 PERIOD”) COMPARED TO THE THIRTY-NINE WEEK PERIOD ENDED JULY 2, 2005 (“2005 PERIOD”)

Overview of the 2006 Period.    The Company’s consolidated operating income improved by $7.8 million to $50.1 million in the 2006 Period compared to $42.3 million in the 2005 Period. Operating income improved in both of the Company’s operating segments, but was offset in part by a decline in the All Other category.

•	Wholesale Distribution Segment: The Wholesale Distribution segment realized an overall net increase in operating income of $4.2 million to $43.5 million in the 2006 Period compared to $39.3 million in the 2005 Period. The results of a net $3.0 million judgment in favor of the Company contributed to the increase in operating income (see Note 5 of Notes to Consolidated Condensed Financial Statements). We have also benefited from cost reductions in workers’ compensation expense due to management actions (implementing safety programs and reducing corporate risk exposure via the use of higher deductible policies) and recent legislative changes. See additional discussion under “Net sales – Wholesale Distribution Segment” below.

•	Insurance Segment: Operating income improved $4.5 million in the Company’s Insurance segment to $7.8 million in the 2006 Period compared to $3.3 million in the 2005 Period. Our workers’ compensation

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

•	All Other: All Other business activities primarily consist of the Company’s finance subsidiary and the consolidation of a variable interest entity as discussed in Note 2 of the Notes to Consolidated Condensed Financial Statements in Item 1. Operating income declined $0.9 million to a loss of $1.2 million in the 2006 Period compared to a loss of $0.3 million in the 2005 Period. The loss of $1.2 million for the 2006 period was due to lease expenses associated with the Company’s variable interest entity of $2.2 million partially offset by income of $1.0 million in the Company’s finance subsidiary.

The following tables summarize the performance of each business segment for the 2006 and 2005 Periods.

Wholesale Distribution Segment (dollars in thousands)
	Thirty-Nine Weeks Ended July 1, 2006		Thirty-Nine Weeks Ended July 2, 2005
	Amounts in 000’s	Percent to Net Sales	Amounts in 000’s	Percent to Net Sales	Difference
Gross sales	$2,175,462	—	$2,123,121	—	$52,341
Inter-segment eliminations	—	—	—	—	—

Net sales	2,175,462	100.0	2,123,121	100.0	52,341
Cost of sales	1,965,261	90.3	1,910,613	90.0	54,648
Distribution, selling and administrative expenses	166,688	7.7	173,249	8.2	(6,561)

Operating income	$43,513	2.0	$39,259	1.8	$4,254

Insurance Segment (dollars in thousands)
	Thirty-Nine Weeks Ended July 1, 2006		Thirty-Nine Weeks Ended July 2, 2005
	Amounts in 000’s	Percent to Net Sales	Amounts in 000’s	Percent to Net Sales	Difference
Gross sales—premiums earned	$16,631	—	$22,951	—	$(6,320)
Inter-segment eliminations	(6,024)	—	(5,652)	—	(372)

Net sales—premiums earned	10,607	100.0	17,299	100.0	(6,692)
Cost of sales—underwriting expenses	(2,445)	(23.1)	8,756	50.6	(11,201)
Selling and administrative expenses	5,220	49.3	5,204	30.1	16

Operating income	$7,832	73.8	$3,339	19.3	$4,493

All Other (dollars in thousands)
	Thirty-Nine Weeks Ended July 1, 2006		Thirty-Nine Weeks Ended July 2, 2005
	Amounts in 000’s	Percent to Net Sales	Amounts in 000’s	Percent to Net Sales	Difference
Gross sales	$1,693	—	$1,443	—	$250
Inter-segment eliminations	(474)	—	(280)	—	(194)

Net sales	1,219	100.0	1,163	100.0	56
Distribution, selling and administrative expenses	2,400	196.9	1,452	124.8	948

Operating (loss) income	$(1,181)	(96.9)	$(289)	(24.8)	$(892)

Net sales.    Consolidated net sales increased $45.7 million to $2.187 billion in the 2006 Period compared to $2.141 billion in the 2005 Period.

•	Wholesale Distribution Segment: Net Wholesale Distribution sales increased $52.3 million to $2.17 billion in the 2006 Period compared to $2.12 billion for the 2005 Period. We continued to experience sales growth through new store openings and growth in sales of products that help our customers differentiate their stores from the competition. We also continued to experience a decline in sales of center store dry grocery products as a result of continued competitive pressures from alternate format food stores (warehouse, supercenters, discount, drug, natural and organic, and convenience) that are influencing shoppers’ buying practices, as well as certain customers buying more product directly from manufacturers.

Continuing Customer Sales Growth

•	Sales increased by approximately $98.1 million due primarily to the distribution volume of existing customers’ expansion to new store locations, growth in our perishables product offerings such as meat, produce, service deli and service bakery, and growth in our specialty foods subsidiary that have helped our customers differentiate themselves from their competition. As a result of these efforts, sales of perishables products grew $47.3 million while our Market Centre sales grew $17.5 million over the 2005 Period.

Customer Changes

•	Sales to customers in the 2005 Period that discontinued business with us and began purchasing their products from competitors were $45.8 million.

•	Insurance Segment: Net sales, consisting principally of premium revenues, decreased $6.7 million to $10.6 million in the 2006 Period compared to $17.3 million for the 2005 Period. Our Insurance segment primarily sells workers’ compensation coverage in California. The drivers of the decline are as follows:

Policy Renewals

•	Net policy renewals declined 3.5% in the 2006 Period, representing a $4.4 million reduction in premium revenues. The decline in policy renewals resulted from increased competitive pressures as new carriers entered the marketplace.

Rate Decline

•	A decline in policy rates caused a $2.3 million reduction in premium revenues. The California legislature passed legislation in 2003 and 2004 to allow greater controls over medical costs related to workers’ compensation. These cost reductions have led to lower policy premiums in the 2006 Period compared to the 2005 Period.

•	All Other: Net sales were $1.2 million for both the 2006 and 2005 Periods.

Cost of sales.    Consolidated cost of sales increased $43.4 million to $1.96 billion for the 2006 Period compared to $1.92 billion for the 2005 Period and comprised 89.7% and 89.6% of consolidated net sales for the 2006 and 2005 Periods, respectively.

•	Wholesale Distribution Segment: Cost of sales increased by $54.6 million to $1.96 billion in the 2006 Period compared to $1.91 billion in the 2005 Period. As a percentage of net wholesale sales, cost of sales was 90.3% and 90.0% for the 2006 and 2005 Periods, respectively. Several factors contributed to the 0.3% increase in cost of sales as a percentage of net wholesale sales.

•	A change in product and Member sales mix contributed to a 0.2% increase in cost of sales as a percent of net wholesale sales. Our growth was primarily in products that carry a higher cost of sales as a percent of net sales compared to the 2005 Period product mix average. In addition, our larger customers have driven the sales growth through new store openings. These customers typically pick up their orders from our facilities and their larger order sizes allow for higher operational efficiencies. As a result, the margin on these customers is lower than average and increases the cost of sales as a percent of total sales.

•	A change in vendor promotional support contributed to a 0.1% increase in cost of sales as a percent of net wholesale sales. Our vendors and brokers are continually evaluating their go-to-market strategies to effectively promote their products. Changes in their strategies could have a favorable or unfavorable impact on our financial performance. See “Critical Accounting Policies and Estimates – Vendor Funds” discussed in Part II, Item 7 of the Company’s Annual Report on Form 10-K for the year ended October 1, 2005 for additional information.

•	Insurance Segment: Cost of sales decreased $11.2 million from $8.8 million in the 2005 Period to a $2.4 million credit in the 2006 Period. The main components in cost of sales that contributed to this decrease were reductions in (1) claims loss expense and loss reserve expenses (consisting of payments to health care providers and injured workers, along with estimates of claims not yet completed), and (2) loss adjustment expenses (consisting of adjudication expenses and legal expenses associated with defending claims). Cost of sales also includes underwriting expenses (consisting of commissions, premium taxes and regulatory fees); however, these expenses remained stable in the 2006 Period relative to the 2005 Period. During 2003 and 2004, California legislative reforms were passed aimed at reducing the rising cost of workers’ compensation expenses, primarily in the cost of providing health care. We began experiencing the benefits of the California legislative reforms in the latter half of our 2005 fiscal year. These benefits have continued in the 2006 Period. The decline in cost of sales in the 2006 Period resulted from lowering loss reserves at July 1, 2006 based on improving loss experience for earlier periods. The reduction in reserves at July 1, 2006 for losses and loss adjustment expenses was greater than the accrual of new reserves plus paid losses and loss adjustment expenses for the 2006 Period. The cost of insurance and the sufficiency of loss reserves are also impacted by actuarial estimates based on a detailed analysis of health care cost trends, mortality rates, claims history, demographics and industry trends. As a result, the amount of loss reserves and future expenses is significantly affected by these variables and may significantly change, depending on the cost of providing benefits and the results of further legislative action.

Distribution, selling and administrative expenses.    Consolidated distribution, selling and administrative expenses were $174.3 million in the 2006 Period compared to $179.9 million in the 2005 Period, and comprised 8.0% and 8.4% of net sales for the 2006 Period and the 2005 Period, respectively.

•	Wholesale Distribution Segment: Distribution, selling and administrative expenses were $166.7 million in the 2006 Period compared to $173.3 million in the 2005 Period, and comprised 7.7% and 8.2% of net Wholesale Distribution sales for the 2006 Period and the 2005 Period, respectively. As discussed in further detail below, the net proceeds of a judgment, combined with decreases in workers’ compensation expense and depreciation and amortization expense, reduced costs $13.4 million, or 0.7% of net wholesale sales, which were partially offset by increased costs for benefits, professional services, and transportation expenses of $6.8 million, or 0.2% of net wholesale sales.

During the thirteen weeks ending July 1, 2006, Unified received payment of a judgment in favor of the Company whose net proceeds, after payment of contingent attorneys’ fees, reduced costs $3.0 million, or 0.1% as a percent of net wholesale sales (see Note 5 of Notes to Consolidated Condensed Financial Statements). Additional factors contributing to the decrease in cost as a percent of net wholesale sales are as follows:

•	Workers’ Compensation Expense: The Company’s Wholesale Distribution segment is self-insured up to $300,000 per incident with stop loss coverage provided by our Insurance segment up to $1,000,000 and third party coverage over that amount. Loss accruals up to the stop loss coverage are made based on actuarially developed loss estimates. Our workers’ compensation expenses declined by $4.7 million, or 0.3% as a percent of net wholesale sales, primarily due to the positive impact of the California legislative reforms discussed above. Workers’ compensation expenses have also been reduced due to management’s ongoing emphasis on safety programs and use of higher deductible policies to reduce premiums. Since Unified utilizes higher deductible policies and participates directly in losses, it realizes the benefits of lower losses directly and more dramatically than if it had used fully insured policies. Future expenses may significantly change depending on the cost of providing health care and the results of any further legislative action.

•

Depreciation and Amortization Expense:    Expenses related to depreciation and amortization declined $3.6 million, or 0.2% as a percent of net wholesale sales. In September 1999, we completed the Merger with United, a grocery cooperative headquartered in Milwaukie, Oregon. Following the Merger, our capital and information technology requirements temporarily increased. Over the past three years, our need for new capital and information technology declined from the post-Merger level. The reduction in expense is related to many of those Merger-related activities becoming fully depreciated and amortized. We expect this reduction to continue only through the remainder of this fiscal year.

•	Other Expense Changes: General expenses decreased $2.1 million, or 0.1% as a percent of net wholesale sales.

The following expenses increased in the 2006 Period compared to the 2005 Period, partially offsetting the decreases in distribution, selling and administrative expenses that were discussed above:

•	Benefits and Professional Services: During the period, we incurred cost increases of $3.7 million, or 0.1% as a percent of net wholesale sales.

•	Transportation Cost Increases: During the period, costs related to fuel and common carrier activities increased $3.1 million, or 0.1% as a percent of net wholesale sales. The fuel cost increases were recovered through fuel surcharges reported as a reduction in cost of sales.

•	Insurance Segment: Distribution, selling and administrative expenses for the Insurance segment were $5.2 million for both the 2006 and 2005 Periods.

•	All Other: Distribution, selling and administrative expenses for the Company’s All Other business activities for the 2006 Period were $2.4 million compared to $1.4 million for the 2005 Period. During the 2006 Period, we incurred higher lease reserves on properties associated with our variable interest entity.

Interest.    Interest expense was $10.9 million in the 2006 Period compared to $11.4 million in the 2005 Period and comprised 0.5% of consolidated net sales for both the 2006 and the 2005 Periods.

•	Interest expense on the Company’s primary debt instruments was $8.8 million and $9.1 million for the 2006 and the 2005 Periods, respectively. A reduction in weighted average borrowings and a reduction in the interest rates on the senior secured notes were partially offset by an increase in rates on the revolving credit facility.

•	Weighted Average Borrowings: Interest expense declined $0.9 million over the 2005 Period due to a reduction in our weighted average borrowings. Weighted average borrowings were reduced by $22.3 million due to improved cash flow from operations, our Equity Enhancement Program (see “Equity Enhancement Plan”) and C&K’s repurchase on February 9, 2006 of 95,000 shares of Series A-2 Preferred Shares held by Unified for $9.8 million (see Note 8 of Notes to Consolidated Condensed Financial Statements).

•	Interest Rates: Interest expense increased $0.6 million over the 2005 Period due to an increase in our effective borrowing rate. Our effective borrowing rate for the combined primary debt, made up of the revolving line of credit and senior secured notes, was 7.6% and 6.9% for the 2006 and 2005 Periods, respectively. Several offsetting factors contributed to the increase in interest rates. First, we signed an agreement on January 6, 2006 to amend and restate our Senior Note Agreement (see “Outstanding Debt and Other Financing Arrangements”), reducing our effective interest rate. Second, we realized a reduction in our interest rate margin over the base borrowing rate on the revolving line of credit due to achieving certain financial results. Third, consistent with the overall market interest rate change, the base borrowing rate on the revolver increased over the 2005 Period, offsetting the reduction in margin on the revolver and the improved rate on the Senior Notes.

Borrowings on our revolving credit agreement are subject to market rate fluctuations. A 25 basis point change in the market rate of interest over the period would have resulted in a $0.1 million increase or decrease in corresponding interest expense.

•	Changes in secondary debt instruments resulted in a $0.2 million decrease in expense to $2.1 million in the 2006 Period compared to $2.3 million in the 2005 Period.

Estimated patronage dividends.    Estimated patronage dividends were $17.2 million for both the 2006 and 2005 Periods. Patronage dividends for the 2006 Period consisted of the patronage earnings from the Company’s three patronage earnings divisions: the Southern California Dairy Division, the Pacific Northwest Dairy Division and the Cooperative Division. For the 2006 and 2005 Periods, respectively, the Company had patronage earnings of $7.3 million and $7.8 million in the Southern California Dairy Division, $0.4 million and $0.3 million in the Pacific

Northwest Dairy Division and $9.5 million and $9.1 million in the Cooperative Division. Patronage dividends for the Dairy Divisions are declared and paid after the end of each quarter. Patronage dividends for the Cooperative Division are declared and paid annually, after our fiscal year end.

Income taxes.    The Company’s effective income tax rate was 32.2% for the 2006 Period compared to 37.7% for the 2005 Period. The Company estimates that its effective tax rate will be 34% for the remainder of fiscal 2006. The lower rate for the 2006 Period is due to provision-to-return differences and fluctuations in permanent items.

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

CASH FLOW

The Company continued to generate positive cash flow from operations, which was used for investing and financing activities during the thirty-nine week 2006 Period to reduce long-term debt, provide financing to Members, invest in the Company’s infrastructure, reinvest proceeds from maturing investments and redeem Members’ capital shares.

Net cash, consisting of cash and cash equivalents, decreased by $1.4 million to $16.0 million as a result of this activity for the thirty-nine week 2006 Period compared to $17.4 million as of the fiscal year ended October 1, 2005.

The following table summarizes the impact of operating, investing and financing activities on the Company’s cash flows for the thirty-nine week 2006 and 2005 Periods:

(dollars in thousands)
Summary of Net Increase (Decrease) in Total Cash Flows	2006	2005	Difference
Cash provided by operating activities	$26,957	$30,291	$(3,334)
Cash utilized by investing activities	(5,407)	(15,086)	9,679
Cash utilized by financing activities	(23,000)	(29,473)	6,473

Total (decrease) increase in cash flows	$(1,450)	$(14,268)	$12,818

Net cash used by operating, investing and financing activities decreased $12.8 million to $1.5 million for the 2006 Period compared to $14.3 million for the 2005 Period. The improvement in net cash for the 2006 Period occurred primarily as a result of reduced cash used by investing activities of $9.7 million due primarily to the sale of investments (see Investing Activities below) and reduced cash used by financing activities of $6.5 million due to lower payments on long term debt as the Company continued to optimize its borrowing levels. This improvement was partially offset by decreased cash from operating activities of $3.3 million due primarily to increased accounts receivable and lower relative declines in inventory between the periods. Working capital was $74.8 million and $75.4 million, respectively, and the current ratio was 1.3 at July 1, 2006 and October 1, 2005.

Operating Activities:    Net cash provided by operating activities decreased by $3.3 million to $27.0 million for the 2006 Period compared to $30.3 million for the 2005 Period. Two key activities were responsible for the decline in cash provided by operating activities compared to the 2005 Period. First, we experienced increased accounts receivable resulting from higher sales, and second, management initiatives designed to improve our working capital were achieved. In fiscal 2003, management implemented initiatives designed to improve our working capital. These initiatives provided an overall improvement in net operating cash. As we achieved our initiatives, the year-to-year benefits declined. We captured the majority of the benefits through the 2005 Period and have reached our desired initiative levels in the 2006 Period. Net changes in accounts receivable, inventory, prepaid expenses and accounts payable provided $4.6 million and $8.3 million in cash for the 2006 and 2005 Periods, respectively, resulting in a $3.7 million reduction in cash provided by operating activities between the periods.

Investing Activities:    Net cash used in investing activities decreased by $9.7 million to $5.4 million for the 2006 Period compared to $15.1 million utilized in the 2005 Period. The decrease in cash used for investing activities during the 2006 Period as compared to the 2005 Period was due to decreases in net investments of $13.7 million, consisting of the purchase and sale of securities to replace maturing investments in the portfolios of the Company’s insurance subsidiaries and C&K’s repurchase of Series A-2 Preferred Shares held by Unified (see Note 8 of Notes to Consolidated Condensed Financial Statements). The decrease in cash used for net investment activity was partially offset by increased notes receivable funding of $3.3 million, reflecting normal fluctuations in loan activity to Members for their inventory and equipment financing, and increased capital expenditures of $1.5 million for a building renovation project and purchases of warehouse and computer equipment. Spending on investing activities is expected to be funded by existing cash balances, cash generated from operations or additional borrowings.

Financing Activities:    Net cash utilized by financing activities was approximately $23.0 million for the 2006 Period compared to $29.5 million for the 2005 Period. The net decrease of $6.5 million in cash used by financing activities for the 2006 Period as compared to the 2005 Period was due primarily to a reduction in debt repayment resulting from lower borrowings that decreased cash use by $6.2 million as the Company continued to optimize its borrowing levels. In addition, cash used to repurchase Member shares was reduced by $1.8 million. These decreases in cash used were offset by a decrease in cash provided by Member deposits (both excess and required) and estimated patronage dividends of $1.6 million between the periods, consisting of increased excess deposits and patronage earnings of $0.3 million and reduced required deposits of $1.9 million for Members that participate in the Reduced Class B Investment Requirement program, which was effective March 31, 2005 (see “Member Investments and Patronage Dividends” discussed in Part II, Item 7 of the Company’s Annual Report on Form 10-K for the year ended October 1, 2005 for additional information). Cash used by financing activities is expected to be funded by the Company’s continuing operating cash flow and the positive impact of the Equity Enhancement Plan to meet operating and capital spending requirements.

Equity Enhancement Plan

In fiscal 2002, the Company initiated an equity enhancement plan designed to build equity in the Company for future investment in the business and other infrastructure improvements. See “Equity Enhancement Plan” discussed in Part II, Item 7 of the Company’s Annual Report on Form 10-K for the year ended October 1, 2005 for additional information.

Credit Facilities

The Company has a $225.0 million revolving credit agreement that expires on December 5, 2007. See “Contractual Obligations and Commercial Commitments” discussed in Part II, Item 7 of the Company’s Annual Report on Form 10-K for the year ended October 1, 2005 for additional information. The Company has begun the planning process to refinance its revolving credit agreement. The Company borrowed only $34.9 million under the facility as of July 1, 2006, with access to a significant amount of capital under this facility still available to the Company. In addition, on January 6, 2006, the Company amended and restated its Senior Note Agreement with John Hancock Life Insurance Company (see “Outstanding Debt and Other Financing Arrangements”). This amended and restated Senior Note Agreement provided an additional $6.2 million in funds to the Company and extended the maturity date to January 1, 2016 from April 1, 2008 and October 1, 2009 on $86.0 million of the notes.

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

CONTRACTUAL OBLIGATIONS AND COMMERCIAL COMMITMENTS

Other than as discussed in “Outstanding Debt and Other Financing Arrangements” below, there have been no material changes in the Company’s contractual obligations and commercial commitments outside the ordinary course of the Company’s business during the thirty-nine week period ending July 1, 2006. See “Contractual Obligations and Commercial Commitments” discussed in Part II, Item 7 of the Company’s Annual Report on Form 10-K for the year ended October 1, 2005 for additional information.

OUTSTANDING DEBT AND OTHER FINANCING ARRANGEMENTS

Other than as discussed below, there have been no material changes in the Company’s outstanding debt and other financing arrangements outside the ordinary course of the Company’s business during the interim period ending July 1, 2006. See “Outstanding Debt and Other Financing Arrangements” discussed in Part II, Item 7 of the Company’s Annual Report on Form 10-K for the year ended October 1, 2005 for additional information.

The Company had a total of $92.5 million outstanding in senior secured notes to certain insurance companies and pension funds (referred to collectively as John Hancock Life Insurance Company, or “Hancock”) under a note purchase agreement dated September 29, 1999 (as amended, the “Senior Note Agreement”) at October 1, 2005, and $96.7 million outstanding at July 1, 2006 under the Senior Note Agreement as amended and restated effective January 6, 2006.

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

Members’ Required Deposits are contractually subordinated and subject to the prior payment in full of certain senior indebtedness of the Company. Unified’s obligation to repay Members’ Required Deposit accounts on termination of Member status (once the Member’s obligations to Unified have been satisfied) is reported as a long-term liability on Unified’s consolidated condensed balance sheets. Excess Deposits are not subordinated to Unified’s other obligations and are reported as short-term liabilities on Unified’s consolidated condensed balance sheets. At July 1, 2006 and October 1, 2005, Unified had $10.9 and $10.4 million, respectively, in “Members’ required deposits” and $22.3 and $13.4 million, respectively, in “Members’ excess deposits and estimated patronage dividends” (of which $11.7 and $10.0 million, respectively, represented Excess Deposits).

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

On April 19, 2006, the Board authorized the repurchase on April 21, 2006 of 2,000 shares of the Company’s Class A Shares that had been tendered and were pending redemption. The Company paid approximately $0.39 million to redeem the shares. On June 6, 2006, the Board authorized the repurchase on June 29, 2006 of 2,250 shares of the Company’s Class A Shares that had been tendered and were pending redemption. The Company paid approximately $0.44 million to redeem the shares.

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

The Company’s net periodic benefit cost for its combined pension and other postretirement benefits was approximately $8.4 million for the thirty-nine week period ended July 1, 2006 compared to $8.2 million for the thirty-nine week period ended July 2, 2005.

The Company contributed $1.04 million to the Cash Balance Plan during the thirty-nine weeks ended July 1, 2006. Commencing with its quarterly contributions of $1.04 million made on April 14, 2006 and July 14, 2006, the Company expects to make contributions of $1.04 million per quarter for the remainder of the 2006 plan year. Additional contributions will be due October 15, 2006 and January 15, 2007. At its discretion, the Company may contribute in excess of these amounts. Additional contributions for the 2005 plan year, if any, will be due by September 15, 2006, while contributions for the 2006 plan year will be due by September 15, 2007. The Company contributed $0.7 million to the ESPP II during the thirty-nine weeks ended July 1, 2006 to fund projected benefit payments to participants for the 2006 plan year.

At July 1, 2006, the fair value of the Cash Balance Plan assets increased to $84.8 million from $73.2 million at October 1, 2005.

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

We will continue to be subject to risk of loss of member volume.    The Company’s operating results are highly dependent upon either maintaining or growing its distribution volume to its customers. The Company’s top ten Member and non-member customers constituted approximately 41.3% of total sales for the thirty-nine week period ended July 1, 2006. A significant loss in membership or volume could adversely affect the Company’s operating results. We will continue to be subject to the risks associated with consolidation within the grocery industry. When independent retailers are acquired by large chains with self-distribution capacity, are driven from business by larger grocery chains, or become large enough to develop their own self-distribution system, we will lose distribution volume. Members may also select other wholesale providers. Reduced volume is normally injurious to profitable operations since fixed costs must be spread over a lower sales volume.

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

We are vulnerable to changes in general economic conditions.    The Company is affected by certain economic factors that are beyond its control including inflation. An inflationary economic period could impact the Company’s operating expenses in a variety of areas, including, but not limited to, employee wages, benefits and workers’ compensation insurance, as well as energy and fuel costs. A significant portion of the Company’s debt is at floating interest rates and an inflationary economic cycle typically results in higher interest costs. The Company operates in an industry characterized by low margins within a highly competitive marketplace; therefore, passing on such cost increases to customers could be difficult. To the extent the Company is unable to mitigate increasing costs, patronage dividends may be reduced and/or the book value of the Company’s shares may decrease, thereby reducing the value of the Members’ Class A and Class B Shares.

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

The Company may on occasion hold investments in the common and preferred stock of Members (see Note 8 of Notes to Consolidated Condensed Financial Statements). These investments are generally held at cost or accounted for under the equity method and are periodically evaluated for impairment. As a result, changes in the economic environment that adversely affect the business of these Members could result in the write-down of these investments. This risk is unique to a cooperative form of business in that investments are made to support

Members’ businesses, and those economic conditions that adversely affect the Members can also reduce the value of the Company’s investment, and hence the book value of the underlying capital shares.

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

The Company’s Revolving Credit Agreement permits advances of up to 85% of eligible accounts receivable and up to 65% of eligible inventory up to a maximum of $225 million. As of July 1, 2006, the Company believes it has sufficient cash flow from operations and availability under the Revolving Credit Agreement to meet operating needs and capital spending requirements through fiscal 2006. However, if access to operating cash or to the Revolving Credit Agreement becomes restricted, the Company may be compelled to seek alternate sources of cash. The Company cannot assure that alternate sources will provide cash on terms favorable to the Company. Consequently, the inability to access alternate sources of cash on terms similar to its existing agreement could adversely affect the Company’s operations.

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

RECENTLY ISSUED ACCOUNTING PRONOUNCEMENTS

Refer to Note 9 to Notes to Consolidated Condensed Financial Statements in Part I, Item 1 of this Quarterly Report on Form 10-Q for management’s discussion of recently issued accounting pronouncements and their expected impact, if any, on the Company’s consolidated condensed financial statements.

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

Unified is subject to interest rate changes on its notes payable under the Company’s credit agreements that may affect the fair value of the notes payable, as well as cash flow and earnings. Based on the notes payable outstanding at July 1, 2006 and the current market condition, a one percent increase in the applicable interest rates would decrease the Company’s annual cash flow and pretax earnings by approximately $0.4 million. Conversely, a one percent decrease in the applicable interest rates would increase annual cash flow and pretax earnings by approximately $0.4 million.

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

Changes in internal controls over financial reporting.    Management, with the participation of the Chief Executive Officer and Chief Financial Officer of the Company, has evaluated any changes in the Company’s internal control over financial reporting that occurred during the most recent fiscal quarter. Based on that evaluation, management, the Chief Executive Officer and the Chief Financial Officer of the Company have concluded that no change in our internal control over financial reporting (as defined in Rule 13a-15(f) under the Securities Exchange Act of 1934) occurred during the quarter ended July 1, 2006 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

In the fourth quarter of fiscal 2005, the Company became aware of a material weakness relating to the Company’s internal control over financial reporting with respect to its promotions tracking system. In June 2005, the Company made a modification to the promotions tracking system that was previously installed during 2004. This system will enable the Company to better monitor the cash flows relating to promotions and evaluate the factors influencing the effectiveness of promotional activities. Subsequent to the implementation of this modification, the Company discovered a limitation in the reporting capabilities of the system that could lead to a material misstatement in our financial statements. Upon discovering this limitation, the Company performed extensive alternative analysis and we are satisfied that this has not resulted in a material misstatement of the information presented in our current or previously issued financial statements. During the first quarter of fiscal 2006, the Company implemented, among other things, an enhanced reconciliation process to ensure that the impact of promotional activities is fairly stated in our financial statements. This process was further refined during the second and third quarters of fiscal 2006. We will continue to evaluate the effectiveness of such enhancements to be reasonably assured that we have appropriately remedied the deficiency in our internal controls.

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

PART II.    OTHER INFORMATION

ITEM 1.    LEGAL PROCEEDINGS

During the thirteen weeks ending July 1, 2006, Unified received payment on a judgment in favor of the Company from a successful litigation against a firm for professional negligence by such firm. The judgment was entered in 2004; however, the defendants in the litigation appealed. All appeals have now been resolved in the Company’s favor. The Company’s net proceeds were $3.0 million after payment of contingent attorneys’ fees, and were recorded as a reduction of distribution, selling and administrative expenses for the thirty-nine weeks ended July 1, 2006.

The Company is a party to various litigation, claims and disputes, some of which are for substantial amounts, arising in the ordinary course of business. While the ultimate effect of such actions cannot be predicted with certainty, the Company believes the outcome of these matters will not result in a material adverse effect on its financial condition or results of operations.

ITEM 1A.    RISK FACTORS

There are no material changes from risk factors as previously disclosed in our Annual Report on Form 10-K for the fiscal year ended October 1, 2005, filed on December 21, 2005 (File No. 000-10815). Refer to “Risk Factors” in Part I, Item 2 of this Quarterly Report on Form 10-Q for a summary of the Company’s risk factors.

ITEM 2.    UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

COMPANY PURCHASES OF EQUITY SECURITIES

Period	Total Number of Shares Purchased	Average Price Paid Per Share
April 2, 2006 – April 29, 2006	2,000 Class A Shares	$195.72
April 30, 2006 – May 27, 2006	— Class A Shares	—
May 28, 2006 – July 1, 2006	2,250 Class A Shares	$195.72

Total	4,250 Class A Shares	$195.72

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

Dated: August 15, 2006