Form 10-K
period 2006-09-30
UNIFIED WESTERN GROCERS INC
filed 2006-12-18
CIK 320431

United States

Securities and Exchange Commission

Washington, D.C. 20549

Form 10-K

(Mark One)

☒ Annual report pursuant to Section 13 or 15(d) of the Securities

Exchange Act of 1934 for the fiscal year ended September 30, 2006 or

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

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes  ☒            No  ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☒

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated Filer ☐	Accelerated Filer ☐	Non-Accelerated Filer ☒

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

The number of shares outstanding of each of the registrant’s classes of common stock, as of December 15, 2006, was as follows:

Class A: 150,900 shares	Class B: 494,741 shares	Class C: 15 shares	Class E: 186,350 shares

Documents Incorporated By Reference: Portions of the proxy statement for the 2007 annual meeting, which will be filed within 120 days of the end of the fiscal year, are incorporated by reference into Part III of this Form 10-K.

Part I

Item 1.    BUSINESS

General

Unified Western Grocers, Inc. (referred to in this Form 10-K as “Unified,” “the Company,” “we,” “us,” or “our”) is a retailer-owned, grocery wholesale cooperative serving supermarket operators located primarily in the western United States and the South Pacific. Our customers range in size from single store operators to multiple store chains. We sell a wide variety of products typically found in supermarkets. We sell products through Unified or through our specialty food subsidiary (Market Centre) and international sales subsidiary (Unified International, Inc.). We report all product sales in our Wholesale Distribution segment. We also provide support services to our customers through separate subsidiaries, including insurance and financing. Insurance activities are reported in our Insurance segment while finance activities are grouped within our All Other business activities. The availability of specific products and services may vary by geographic region.

The Company’s customers include its owners (“Members”) and non-owners (“non-members”). We do business primarily with those customers that have been accepted as Members. Our Members operate supermarkets that range in size from single store operators to regional supermarket chains. Store sizes range from neighborhood stores of less than 10,000 square feet to large box format stores of over 60,000 square feet. Members are required to meet specific capitalization requirements, which include capital stock ownership and may include required cash deposits. In addition, each Member must meet minimum purchase requirements that may be modified at the discretion of the Company’s Board of Directors (the “Board”).

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

Company Structure and Organization

Wholesale Distribution:    The Wholesale Distribution segment includes the results of operations from the sale of food and general merchandise products to both Members and non-members. Our Wholesale Distribution segment represented approximately 99% of consolidated net sales for the fiscal years ended September 30, 2006 (“2006 Period”), October 1, 2005 (“2005 Period”) and October 2, 2004 (“2004 Period”). The Wholesale Distribution segment includes a broad range of branded and private label products in nearly all product categories found in a typical supermarket including dry grocery, frozen food, deli, meat, dairy, eggs, produce, bakery, ethnic, gourmet, specialty foods and general merchandise products.

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

•	Southern California Dairy Division: The Southern California Dairy Division operates a milk processing plant in Los Angeles, California. Raw milk that is pasteurized and bottled at the plant is purchased from a third party dairy cooperative based in California. It also bottles water and various fruit punch drinks.

•	Pacific Northwest Dairy Division: The Pacific Northwest Dairy Division generates earnings from sales of dairy and related products manufactured and distributed by third parties in the Pacific Northwest region.

•	Cooperative Division: The Cooperative Division sells food and non-food products to Members and non-members throughout the Company’s marketing area. The Company also provides retail support services including promotional planning, technology support services, equipment purchasing services and real estate services. The Company has divided its Cooperative Division into three marketing regions to better serve the product and service needs of its customers. The three regions include Southern California, Northern California and the Pacific Northwest.

Non-Patronage Subsidiaries:    The Company also does business on a non-patronage basis in the Wholesale Distribution segment through Market Centre and Unified International, Inc. These businesses sell products to both Members and non-members. Earnings from non-patronage business activities are retained by the Company.

Products

National Brands:    Unified supplies more than 70,000 national brand items, which represented approximately 88% of the Company’s net sales in the Wholesale Distribution segment in fiscal 2006. The Company believes that national brands are attractive to chain accounts and other customers seeking consistent product availability throughout their operations. Unified’s national brand strategy is to foster close relationships with many national suppliers, which provide important sales and marketing support to the Company.

Private Brands:    Unified’s private brands enable the Company to offer its customers an exclusive and expanding line of product alternatives to comparable national brands across a wide range of price points. Unified’s two-tier private brand strategy emphasizes certain brands as a direct alternative to national brand items and other brands as an alternative to lower cost regional labels. Unified sells a full line of food and non-food items under various private brands. Sales of Unified’s private brands represented approximately 12% of the Company’s net sales in the Wholesale Distribution segment in fiscal 2006. Unified currently offers over 4,000 private brand products, including dry grocery, frozen, delicatessen, general merchandise, ice cream, fluid milk and bakery. These products are sold under the following private labels: Western Family, Springfield, Special Value, Golden Creme and Cottage Hearth. The Company operates its own bakery and milk, water and juice bottling manufacturing facilities in Los Angeles, California. Western Family products are acquired from Western Family Holding Company, of which the Company holds a partial ownership interest. All other private brands are manufactured by third parties.

Supply Agreements:    During the normal course of business, Unified enters into supply agreements with certain Members and non-member customers. These agreements typically require that the Member or non-member customer purchase specified amounts of their merchandise requirements from Unified and obligates the Company to supply such merchandise pursuant to agreed-upon terms and conditions relating to such matters as pricing and delivery. The supply agreements vary with respect to terms and length.

Facilities and Transportation:    The Company operates 3.6 million square feet of warehouse and manufacturing space throughout its marketing area. These combined facilities provide more than 70,000 unique items to our Members and customers.

•	Southern California: The Company owns and operates a dry grocery warehouse facility in Commerce and a combined frozen foods/refrigerated warehouse facility in Santa Fe Springs. The Company also leases a cold and frozen storage facility in Santa Fe Springs and a perishable foods warehouse facility in Los Angeles. These facilities serve our Members and non-member customers in Southern California, Southern Nevada and Arizona.

•	Northern California: The Company owns or leases warehouse facilities in Stockton, Fresno, and Hayward. The Stockton facility provides dry grocery, frozen, and refrigerated foods primarily to our Members and non-member customers in Northern California, Hawaii and Northern Nevada, while the Fresno facility distributes general merchandise to Members and non-member customers throughout California, Nevada, Hawaii and Arizona. The Hayward facility supplies gourmet, specialty, and natural/organic foods to all three of the Company’s marketing regions.

•	Pacific Northwest: The Company owns and operates a full-service facility in Milwaukie, Oregon that provides dry grocery, frozen and refrigerated foods, as well as general merchandise. The facility serves the Company’s Pacific Northwest region, which includes Oregon, Washington, Idaho, and certain customer locations in California.

One of Unified’s competitive strengths lies in its ability to provide the many different items Members and non-member customers need to compete across multiple retail formats. Rather than continuing to build the additional warehouse space necessary to store and distribute duplicate items in all regions, Unified has focused on redefining the supply chain by extending the reach of our current facilities. This strategy enables Unified to provide unique products across the Company, without having to maintain duplicate inventories in each region. For example, the Company’s specialty food subsidiary, Market Centre, operates a facility in Hayward, California that provides gourmet, specialty, and natural/organic foods to all three of the Company’s marketing regions, eliminating the need to buy, store, and manage three duplicate inventories. By extending the reach of our facilities, Unified is also able to supply unique items to our customers, in some cases, without the need to own or inventory the product.

The Company operates a fleet of 360 tractors and 1,000 trailers that it uses to distribute products to its customers. Customers have the choice of two delivery options. Customers may either elect to have the Company deliver orders to their stores or warehouse locations or may choose to pick their orders up from the Company’s distribution centers. Approximately 62% of the Company’s sales are delivered by its own fleet.

The Company also operates a bakery manufacturing facility and a milk, water and juice processing plant in Los Angeles. These facilities primarily serve the Southern California region.

Insurance Business

The Company’s insurance business includes the results of operations for the Company’s three insurance subsidiaries (Grocers and Merchants Insurance Service, Inc., Springfield Insurance Company and Springfield Insurance Company, Ltd.). These subsidiaries provide insurance and insurance-related services, including workers’ compensation and liability insurance policies, to both the Company and its Members and non-member customers. Springfield Insurance Company is licensed in California, Arizona, Nevada, Oregon and Utah. The Company’s insurance business accounts for approximately 1% of the Company’s consolidated net sales for the fiscal years ended September 30, 2006, October 1, 2005 and October 2, 2004.

Other Support Businesses

The Company’s other support businesses, consisting primarily of a financing entity, collectively accounted for less than 1% of the Company’s consolidated net sales for the fiscal years ended September 30, 2006, October 1, 2005 and October 2, 2004. The Company’s other support businesses also include the consolidation of a variable interest entity as discussed in Note 2 of Notes to Consolidated Financial Statements in Item 8, “Financial Statements and Supplementary Data.”

Employees

Unified employs approximately 2,800 employees, of whom approximately 1,800 are represented by labor unions under 25 collective bargaining agreements. The International Brotherhood of Teamsters represents a significant majority of employees covered by labor contracts. Collective bargaining agreements affecting the Company’s employees have various expiration dates ranging through 2010. The Company believes its labor relations to be good.

Industry Overview and the Company’s Operating Environment

Competition

The grocery industry, including the wholesale food distribution business, is highly competitive, and is characterized by high volume and low profit margins. As a result of heightened competition, the grocery industry has trended towards vertical integration, alternative format grocery stores (including warehouse club stores and supercenters) and mergers and acquisitions among competing organizations. The drivers of mergers or acquisitions include the need to consolidate to increase efficiency, sales and resource sharing. All of these drivers are central to enabling an organization to achieve its strategic and financial objectives more effectively than it could without the benefit of consolidation within the industry. Unified competes in the wholesale grocery industry with regional and national food wholesalers such as Associated Grocers of Seattle, C&S Wholesale, and Supervalu Inc., as well as other local wholesalers that provide a broad range of products and services to their customers. Unified also competes with many local and regional meat, grocery product, specialty, and general food wholesalers. Unified’s customers compete directly with vertically integrated regional and national chains. The growth or loss in market share of our customers will also impact the Company’s sales and earnings. For more information about the competition Unified faces, please refer to Item 1A, “Risk Factors.”

In helping its Member and non-member customers remain competitive, the Company emphasizes providing a high quality and diverse line of products, competitive pricing and timely and reliable deliveries. The Company also provides a wide range of other services, such as financing and insurance to further support the Member and non-member customers’ business.

The marketplace in which we operate continues to evolve and present challenges both to our customers and us. The continued expansion of large box store formats into our marketplace will present challenges for some of the retail grocery stores owned by our customers. In addition, self-distributing alternative formats such as warehouse, supercenters, discount, drug, natural and organic, and convenience stores continue to expand their offering of products that are a core part of the conventional grocery store offering, thereby creating additional competition for our customers. Demographic changes have created more ethnic diversity in our marketplace. To effectively compete with these changes, our successful customers have focused on, among other things, differentiation strategies in specialty products and items on the perimeter of the store such as produce, service deli, service bakery and meat categories.

To further enhance our strategy to help our customers differentiate themselves from the competition, during the second quarter of fiscal 2006, we changed the name of our specialty grocery subsidiary to Market Centre to better reflect the Company’s broad range of product offerings and unique services that are offered to our retail customers. The new focus on Market Centre will improve this important tool to help our customers with their individual differentiation strategies. Through our Market Centre subsidiary, we offer specialty grocery products in four categories: gourmet specialties, ethnic foods, natural/organic products and confections. In addition to supplying these products, Market Centre offers a wide range of retail support services, including category development and management, merchandising services, marketing programs and promotional strategies.

We also support growth by offering promotions on fast-moving products and by supporting and sponsoring major events that help promote sales at the retail level.

The Company’s pricing methodology on its grocery, frozen food, delicatessen and general merchandise lines of products is called Consumer Driven Pricing (“CDP”). The CDP program is designed to align the Company’s pricing with the method used by our customers to market to the end consumer. CDP allows us greater flexibility to adapt to changes in the marketplace and address seasonal demands to help our customers’ competitiveness.

Economic Factors

We are impacted by changes in the overall economic environment. In recent periods, the Company has experienced significant volatility in certain costs. For example, costs associated with our workers’ compensation coverage in California have significantly improved after several years of cost increases while, on the other hand, external factors continue to drive increases in costs associated with fuel and employment benefits. Additionally, wage increases occur as a result of negotiated labor contracts and adjustments for non-represented employees. We continually focus attention on initiatives aimed at improving business processes and managing costs. We have also been upgrading our warehouse management system as discussed below in “Technology.” The implementation of these initiatives has resulted in significant improvements throughout the Company, most notably in our distribution system, which has led to improved warehouse and transportation efficiencies. Labor efficiencies, such as the number of cases moved in the warehouse per hour of work, have increased over 11% since the start of our project to upgrade our warehouse system in fiscal 2004.

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

Technology improvements in our distribution systems have been an area of concentration. Over the past three years we have been upgrading our warehouse systems to improve efficiencies and order fulfillment accuracy. Through the end of fiscal 2005, four of our five main facilities have been upgraded. The fifth location was upgraded in fiscal 2006. This process has been instrumental in helping drive the labor efficiencies described above under “Economic Factors”. We expect to see additional warehouse improvements and order fulfillment accuracy as each facility fully realizes the benefits of the upgrade. We have also begun the process of implementing a new Enterprise Resource Planning (“ERP”) system that will operate in our dairy processing and bakery plants. The new system will automate our record keeping, thereby providing greater visibility of variances and allowing us to improve the manufacturing process. We expect the ERP system installation to be completed in our dairy plant during the coming year.

During fiscal 2006, we began a major renovation of our northern California Stockton facility to add additional square footage and to install a unique mechanized conveyor system. This conveyor system will allow us to more effectively merge product at the facility with products sourced from our other facilities and key vendor partners. This will result in expanded product availability for our Members and non-member customers without the need to carry these products in our Stockton facility.

Additionally, we continue to make improvements to better support our interactions with vendors and customers. We provide network connectivity, data exchange, and a portfolio of applications to our customers. Improving these tools has been a focus for us during the year. To help speed communications with our retailers, we migrated from our legacy Frame-Relay retail network to a hybrid broadband network that includes DSL, cable, and satellite connections at retail. This network includes much higher bandwidths, greater levels of network redundancy and a lower cost to the retailer than was provided by the legacy network. In addition, we have recently standardized the data sets that are exchanged with retailers across the network, while leaving flexibility in the applications provided to retailers that use this network and data. This strategy of being standardized in the center and flexible on the edges allows independent retailers with varying formats and needs to benefit from standardization while making use of business applications best suited to their unique needs.

Our Member-focused efforts have included improvements through our Memberlink technology product that is a Web-based set of business applications designed to improve collaboration and streamline business processes across the entire supply chain. Our Memberlink tool allows Members a single log-on and the ability to customize their home page to provide access to the services they have selected. These services include merchandising support, online store reports, category management, and the ability to view statement details. Memberlink also provides quick and easy access to important announcements on upcoming new items and promotions.

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

Seasonality and Backlog

The Company’s wholesale business segment is not subject to significant seasonal fluctuations in demand. The Company experiences no material backlog in sales orders or the fulfillment of customer orders.

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

Customers and Core Business

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

The Company’s core business primarily includes conventional and price impact format customers who comprise approximately 79% of sales to the Company’s customers. The Company’s core business also includes cash & carry format stores, neighborhood markets and secondary supply business to major chains.

The Company’s largest customer, Smart & Final, Inc., a non-member customer, and the ten largest Member and non-member customers accounted for approximately 11% and 42%; 11% and 39%; and 9% and 36% of net sales for the fiscal years ended September 30, 2006, October 1, 2005 and October 2, 2004, respectively. In addition, the Company’s ten largest Member and non-member customers accounted for approximately 33%, 30% and 31% of total accounts receivable at September 30, 2006, October 1, 2005 and October 2, 2004, respectively.

We attribute the sales growth discussed in Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Company Overview—Sales Activities”, in part, to the programs and services the Company provides to expand and renew our Member and customer base. We provide real estate services, equipment sales and financing to support existing Members that are remodeling or opening new stores. We also help retailers introduce new products to meet changing consumer demand.

During fiscal 2006, changes to our membership base have occurred as indicated in the following table:

Membership Activity	Number of Members
Membership count as of October 1, 2005	524
New members	23
Members discontinued	(45)

Membership count as of September 30, 2006	502

The net result of this activity was an increase in sales during fiscal 2006 of $3.0 million as compared to a decline in sales of $27.3 million in the 2005 Period.

Capital Shares

There is no established public trading market for Unified’s shares. The Company’s common stock is issued or exchanged solely between the Company and its Members in accordance with the Company’s share purchase requirements as established by the Board.

The Company exchanges its Class A Shares and Class B Shares with its Members at a price that is based on a formula and is approved by the Board (“Exchange Value Per Share”). Prior to September 30, 2006, the Company

computed the Exchange Value Per Share of the Class A and Class B Shares as Book Value divided by the number of Class A and Class B Shares outstanding at the end of the fiscal year. Book Value is computed based on the sum of the fiscal year end balances of Class A and Class B Shares, plus retained earnings, plus (less) accumulated other comprehensive earnings (loss). Effective September 30, 2006, the Company modified its Exchange Value Per Share computation to exclude accumulated other comprehensive earnings (loss) from Book Value.

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

Class B Shares.    Each holder of Class A Shares must also own a number of Class B Shares in an amount established by the Board. Unified requires each Member to hold Class B Shares having an issuance value equal to an amount determined under either the standard or reduced Class B Share investment requirement as discussed below (the “Class B Share requirement”). For purposes of determining the Class B Share requirement, each Class B Share held by a Member has an issuance value equal to the Exchange Value Per Share of the Company’s outstanding shares at the close of the fiscal year end prior to the issuance of such Class B Shares. The holders of Class B Shares currently have the right to elect 20% of the authorized number of directors. Except as provided above or by California law, the holders of Class B Shares do not have any other voting rights.

Class B Share investment requirement amounts are determined twice a year, at the end of the Company’s second and fourth fiscal quarters, based on the Member’s purchases from the Cooperative Division during the preceding four quarters.

Members typically must satisfy their Class B Share requirement entirely through the holding of Class B Shares by the end of the sixth year of membership. In such cases, Class B Shares required to be held by a new Member may be acquired over the five consecutive fiscal years commencing with the first year after admission as a Member at the rate of 20% per year if a subordinated cash deposit (“Required Deposit”) is provided for the full amount of the requirement.

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

A reduced investment option is available if certain qualifications are met. The standard Class B investment requirement (“SBI”) is twice the amount of certain average weekly purchases, except for meat and produce, which are one times average weekly purchases. Members may apply for a reduced Class B investment requirement (“RBI”), which requires Members to pay for their purchases electronically on the statement due date and demonstrate credit worthiness. The RBI is based on a sliding scale such that additional purchase volume lowers the requirement. Members who do not apply for the RBI remain on the SBI. These changes were effective with the fiscal 2005 second quarter recalculation of the Class B Share requirement.

Members that were former United members who did not meet the minimum Class B Share ownership requirements at the time of the Merger were required to (i) purchase additional Class B Shares to cover the deficiency; or (ii) assign at least 80% of the Cooperative Division patronage dividends the shareholder receives in the future to Unified to purchase Class B Shares until the deficiency is eliminated.

Class C Shares.    Members of the Board hold Class C Shares. Each director purchases one Class C Share for its stated value of ten dollars. Class C Shares are non-voting director qualifying shares and share in liquidation at a value of ten dollars per share.

Class E Shares.    In December 2002, as part of its fiscal 2003 equity enhancement plan, a new class of equity, denominated “Class E Shares,” was created. Class E Shares were issued as a portion of the patronage dividends issued for the Cooperative Division in fiscal 2006, 2005, 2004 and 2003, and may be issued as a portion of the patronage dividends issued for the Cooperative Division in future periods, as determined annually at the discretion of the Board. The Class E Shares have a stated value of $100 per share, and, unless required by law, are non-voting equity securities. Dividends on Class E Shares can be declared and may be payable at the discretion of the Board. Class E Shares are transferable only with the consent of the Company. Pursuant to the Company’s redemption policy, Class E Shares cannot be repurchased for ten years from their date of issuance unless approved by the Board or upon sale or liquidation of the Company. The shares, when redeemed, will be redeemed at stated value.

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

Subject to the Board’s determination and approval to redeem shares, any repurchase of shares will be on the terms, and subject to the limitations and restrictions if any, set forth in:

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

Articles of Incorporation and Bylaws

The Board has the right to amend the Company’s redemption policy at any time, including, but not limited to, changing the order in which repurchases will be made or suspending or further limiting the number of shares repurchased, except as otherwise may be expressly provided in the Articles of Incorporation. A copy of the Bylaws, as amended, which contains the Company’s redemption policy, is attached to this Annual Report on Form 10-K as Exhibit 3.2.

Redemption policy

The Board has the discretion to modify the redemption policy from time to time. All redemptions occur solely at the discretion of the Board. The Company’s redemption policy currently provides that (i) Class A Shares and Class B Shares held by a shareholder that is no longer a qualified or active Member may be redeemed at the Exchange Value Per Share of the Company at the close of the last fiscal year end prior to termination of Member status, (ii) with respect to terminations prior to September 30, 2000, the repurchase price is the Company’s Exchange Value Per Share at the fiscal year end prior to the effective date of the Merger, (iii) Class B Shares of terminated Members would not be redeemed until after September 28, 2002 and (iv) after September 28, 2002 Unified may repurchase Excess Class B Shares tendered for redemption at the Exchange Value Per Share at the close of the last fiscal year end prior to the date the shares are tendered for repurchase.

Pursuant to the Merger, Unified agreed to repurchase Excess Class B Shares held by former shareholders of United that were received in the Merger and tendered for redemption prior to January 28, 2001 at the Exchange Value as of April 2, 1999 of the shares of the Company’s common stock for which the Excess Class B Shares were exchanged in the Merger. The Company purchased such shares by issuing notes referred to as “redemption subordinated notes,” which are payable in twenty equal quarterly principal installments and bear interest at 6% per year. In fiscal 2006 and 2005, the Company paid $0.1 million and $0.7 million, respectively, on the notes. As of September 30, 2006, the balance outstanding on these notes has been fully paid.

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

If the Company is not able to redeem all shares eligible for redemption in a given year by reason of the 5% limitation, then the shares redeemed will be determined on a pro rata basis. See Item 5, “Market For Registrant’s Common Equity, Related Shareholder Matters and Issuer Purchases of Equity Securities” for recent redemption activity.

Credit or Other Agreements

The Company is party to credit agreements under which redemptions of Class A, Class B and Class E Shares are prohibited during the period of an event of default under the credit agreements.

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

•	Southern California Dairy Division: Patronage earnings attributable to the Southern California Dairy Division are generated from sales of products primarily manufactured at a milk, water and juice bottling plant located in Los Angeles, California. Patronage dividends for this division are paid solely to Members who purchase dairy and other related products from the Southern California Dairy Division.

•	Pacific Northwest Dairy Division: Patronage earnings attributable to the Pacific Northwest Dairy Division are generated from sales of dairy products manufactured by third party suppliers located in Oregon. Patronage dividends are paid solely to Members who purchase dairy products from the Pacific Northwest Dairy Division.

•	Cooperative Division: Patronage earnings attributable to the Cooperative Division are generated from all patronage activities of Unified, other than the Southern California and Pacific Northwest Dairy Divisions discussed above, regardless of geographic location. Patronage dividends are paid based on the patronage purchases of the following types of products: dry grocery, deli, health and beauty care, tobacco, general merchandise, frozen food, ice cream, meat, produce and bakery.

The following table summarizes the patronage dividend earnings of Unified during the past three fiscal years.

(dollars in thousands)
Division	2006	2005	2004
Cooperative	$10,726	$10,281	$10,340
Southern California Dairy	9,731	10,694	10,055
Pacific Northwest Dairy	516	429	347

Total	$20,973	$21,404	$20,742

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

For fiscal 2005 and fiscal 2004, patronage dividends in the Cooperative Division were paid to Members in the form of:

•	Class B Shares to the extent of any deficiency in the Member meeting its Class B Share requirement; and

•	Class E Shares for the balance of the patronage dividend due to the Member.

For fiscal 2006, patronage dividends in the Cooperative Division will be paid to Members as follows:

•	The first 30% of the patronage dividend will be distributed in Class E Shares.

•	The remaining 70% of the patronage dividend will be distributed as a combination of cash and Class B Shares as follows:

•	The first 20% of this portion of the dividend will be paid in cash.

•	The remaining amount will be paid in Class B Shares to the extent of any deficiency in the Member meeting its Class B Share Requirement, and the remainder will be deposited in cash to the Member’s deposit fund.

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

Member Equity Investments

Unified generally requires that its Members own Class B Shares pursuant to a formula based on average weekly purchases from the Company or the amount of the Member’s average purchases if purchases are not made on a regular basis. New Members may satisfy their Class B Share requirement over the five consecutive fiscal years commencing with the first year after admission as a Member at the rate of 20% per year if a subordinated cash deposit (Required Deposit) is maintained. Members may apply for a reduced Class B investment requirement. The RBI requires Members to pay for their purchases electronically on the current statement due date and demonstrate credit worthiness. The RBI is based on a sliding scale such that additional purchase volume lowers the requirement.

The value of a Class B Share for purposes of satisfying the Class B Share requirement is based upon the Exchange Value at the last fiscal year end prior to the initial issuance of each Class B Share. Former United shareholders were permitted a value of $253.95 per share for the value of shares received in the Merger. Former United shareholders who did not have sufficient Class B Shares immediately following the Merger to meet the minimum deposit requirements were provided with alternatives to eliminate the deficiency over time. The alternatives were: (i) purchase additional Class B Shares to cover the deficiency; or (ii) assign at least 80% of the Cooperative Division patronage dividends the shareholder receives in the future to Unified to purchase Class B Shares until the deficiency is eliminated.

Unified pays no interest on Required Deposits; however, interest is paid at the prime rate for cash deposits in excess of the Member’s Required Deposit amount.

The Member deposit fund deficiency was approximately $5.0 million, $5.7 million and $6.3 million at September 30, 2006, October 1, 2005 and October 2, 2004, respectively. The deposit fund deficiencies consisted of approximately $3.7 million, $3.8 million and $3.6 million at September 30, 2006, October 1, 2005 and October 2, 2004, respectively, of Members that were approved to build deposit fund requirements over time, and approximately $1.3 million in fiscal 2006, $1.9 million in fiscal 2005 and $2.7 million in fiscal 2004, respectively, of former United members that elected to assign at least 80% of the Cooperative Division patronage dividends to fulfill deposit fund requirements.

The Required Deposits of Members are contractually subordinated and subject to the prior payment in full of certain senior indebtedness of the Company. As a condition of becoming a Member, each Member is required to execute a subordination agreement providing for the subordination of the Member’s Required Deposits. Generally, the subordination is such that no payment can be made by the Company with respect to the Required Deposits in the event of an uncured default by the Company with respect to senior indebtedness, or in the event of dissolution, liquidation, insolvency or other similar proceedings, until all senior indebtedness has been paid in full.

If membership status is terminated, upon request, the Company will return to Members the amount of the cash deposit that is in excess of the Required Deposit amount, less any amounts owed to Unified, provided that the Member is not in default on any other of its obligations to Unified. In all cases, a return of that portion of the Member’s cash deposits that consists of Required Deposits will be governed by the applicable subordination provisions and will be returned only to the extent permitted by the subordination provisions. The Company does not permit the Member to offset any obligations owing to Unified against the Required Deposit.

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

Under Subchapter T regulations, Unified may deduct for the fiscal year to which they relate the amount of patronage dividends paid in cash and qualified written notices of allocation or other property (except a nonqualified written notice of allocation) within 8 1/2 months after the end of the fiscal year to which the patronage dividends relate. A written notice of allocation will be qualified if Unified pays at least 20% of the patronage dividend in cash, and the Member consents to take the stated dollar amount of the written notice into income in the year in which it is received. Members sign a consent form at the time of membership to satisfy the consent requirement. Members are required to consent to include in their gross income, in the year received, all cash as well as the stated dollar amount of all qualified written notices of allocation, including the Patronage Certificates and the Exchange Value of the Class B Shares distributed to them as part of the qualified written notices of allocation. Class B Shares distributed as part of the qualified written notices of allocation are also subject to state income and corporation franchise taxes in California and may be subject to these taxes in other states.

Unified is subject to federal income tax and various state taxes on the net earnings of the business with or for Members that are not distributed as qualified written notices of allocation and on the net earnings derived from non-patronage business. In fiscal 2002, as part of its equity enhancement plan, the Company issued nonqualified written notices of allocation in the form of Class B Shares and Patronage Certificates. In fiscal 2005, 2004 and 2003, the Company issued nonqualified written notices of allocation in the form of Class B Shares and Class E Shares. In fiscal 2006, the Company issued qualified and nonqualified written notices of allocation in the form of Class B Shares and Class E Shares, respectively. The Member does not include a nonqualified written notice of allocation, whether in Class B Shares, Class E Shares or Patronage Certificates, as taxable income in the year of receipt and the Company is not entitled to an income tax deduction in the year of issuance. When the nonqualified written notice of allocation is redeemed for cash or property, the Member will have ordinary taxable income and the Company will have an income tax deduction for the amount of the redemption.

Members are urged to consult their tax advisors with respect to the applicability of U.S. federal income, state or local tax rules on the ownership and disposition of Class A, B and E Shares and the receipt of Patronage Certificates with respect to their own tax status.

Availability of SEC Filings

Unified makes available, free of charge, through its website (http://www.uwgrocers.com) its Forms 10-K, 10-Q and 8-K, as well as its registration statements, proxy statements and all amendments to those reports, as soon as reasonably practicable after those reports are filed electronically with the Securities and Exchange Commission (“SEC”). A copy of any of the reports filed with the SEC can be obtained from the SEC’s Public Reference Room at 100 F Street, N.E., Washington, D.C. 20549. A copy may also be obtained by calling the SEC at 1-800-SEC-0330. All reports filed electronically with the SEC are available on the SEC’s website at http://www.sec.gov.

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

The markets in which we operate are highly competitive, characterized by high volume and low profit margins, customer incentives, including pricing, variety, and delivery, and industry consolidation.    The shifting of market share among competitors is typical of the wholesale food business as competitors attempt to increase sales in various markets. A significant portion of the Company’s sales are made at prices based on the cost of products it sells plus a markup. As a result, the Company’s profit levels may be negatively impacted if it is forced to respond to competitive pressure by reducing prices.

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

The Company may experience reduced sales if Members lose market share to fully integrated chain stores, warehouse stores and supercenters that have gained increased market share. This trend is expected to continue.    These supercenters have benefited from concentrated buying power and low-cost distribution technology, and have increasingly gained market share at the expense of traditional supermarket operators, including some independent operators, many of who are the Company’s customers. The market share of such alternative format stores is expected to grow in the future, potentially resulting in a loss of sales volume for the Company. A loss of sales volume could potentially cause patronage dividends to be reduced and/or the Exchange Value of the Company’s shares to decrease, thereby reducing the value of the Members’ Class B Shares.

We will continue to be subject to risk of loss of Member volume.    The Company’s operating results are highly dependent upon either maintaining or growing its distribution volume to its customers. The Company’s top ten Member and non-member customers constituted approximately 42% of total sales the fiscal year ended September 30, 2006. A significant loss in membership or volume could adversely affect the Company’s operating results. We will continue to be subject to the risks associated with consolidation within the grocery industry. When independent retailers are acquired by large chains with self-distribution capacity, are driven from business by larger grocery chains, or become large enough to develop their own self-distribution system, we will lose distribution volume. Members may also select other wholesale providers. Reduced volume is normally injurious to profitable operations since fixed costs must be spread over a lower sales volume if the volume cannot be replaced.

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

We are vulnerable to changes in general economic conditions.    The Company is affected by certain economic factors that are beyond its control including inflation. An inflationary economic period could impact the Company’s operating expenses in a variety of areas, including, but not limited to, employee wages, benefits and workers’ compensation insurance, as well as energy and fuel costs. A portion of the risk related to wages and benefits is mitigated by bargaining agreements that contractually determine the amount of such increases. General economic conditions also impact our pension plan liabilities, as the assets funding or supporting these liabilities are invested assets that are subject to interest rate and stock market fluctuations. A portion of the Company’s debt is at floating interest rates and an inflationary economic cycle typically results in higher interest costs. The Company operates in a highly competitive marketplace and passing on such cost increases to customers could be difficult. To the extent the Company is unable to mitigate increasing costs, patronage dividends may be reduced and/or the Exchange Value of the Company’s shares may decrease, thereby reducing the value of the Members’ Class B Shares.

Changes in the economic environment could adversely affect Unified’s customers’ ability to meet certain obligations to the Company or leave the Company exposed for obligations the Company has guaranteed. Loans to Members, trade receivables and lease guarantees could be at risk in a sustained inflationary environment. The Company establishes reserves for notes receivable, trade receivables, and lease commitments for which the Company may be at risk for default. Under certain circumstances, the Company would be required to foreclose on assets provided as collateral or assume payments for leased locations for which the Company has guaranteed payment. Although the Company believes its reserves to be adequate, the Company’s operating results could be adversely affected in the event that actual losses exceed available reserves.

The Company may on occasion hold investments in the common and preferred stock of Members and suppliers. These investments are generally held at cost or the equity method and are periodically evaluated for impairment. As a result, changes in the economic environment that adversely affect the business of these Members could result in the write-down of these investments. This risk is unique to a cooperative form of business in that investments are made to support Members’ businesses, and those economic conditions that adversely affect the Members can also reduce the value of the Company’s investment, and hence the Exchange Value of the underlying capital shares.

Litigation could lead to unexpected losses.    During the normal course of carrying out its business, the Company may become involved in litigation. In the event that management determines that the probability of an adverse judgment in a pending litigation is likely and that the exposure can be reasonably estimated, appropriate reserves are recorded at that time pursuant to Statement of Financial Accounting Standards (“SFAS”) No. 5, “Accounting for Contingencies.” The final outcome of any litigation could adversely affect operating results if the actual settlement amount exceeds established reserves and insurance coverage.

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

We are exposed to potential product liability claims and potential negative publicity surrounding any assertion that the Company’s products caused illness or injury.    The packaging, marketing and distribution of food products purchased from others involve an inherent risk of product liability, product recall and adverse publicity. Such products may contain contaminants that may be inadvertently redistributed by the Company. These contaminants may result in illness, injury or death if such contaminants are not eliminated. Accordingly, the Company maintains stringent quality standards on the products it purchases from suppliers, as well as products manufactured by the Company itself. The Company generally seeks contractual indemnification and insurance coverage from parties supplying its products and rigorously tests its private brands and manufactured products to ensure the Company’s quality standards are met. Product liability claims in excess of available reserves and insurance coverage, as well as the negative publicity surrounding any assertion that the Company’s products caused illness or injury could have a material adverse effect on its reputation and on the Company’s business, financial condition and results of operations.

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

We may not have adequate resources to fund our operations.    The Company relies primarily upon cash flow from its operations and Member investments to fund its operating activities. In the event that these sources of cash are not sufficient to meet the Company’s requirements, additional sources of cash are expected to be obtained from the Company’s credit facilities to fund its daily operating activities. Our revolving credit agreement, which expires December 5, 2007, requires compliance with certain financial covenants, including minimum tangible net worth, fixed charge coverage ratio and total funded debt to earnings before interest, taxes, depreciation, amortization and patronage dividends (“EBITDAP”). Subsequent to September 30, 2006, the Company amended and restated the revolving credit agreement to extend the facility to January 31, 2012. While the Company is currently in compliance with all required covenants and expects to remain in compliance, this does not guarantee the Company will remain in compliance in future periods.

The Company’s revolving credit agreement permits advances of up to 85% of eligible accounts receivable and up to 65% of eligible inventory up to a maximum of $225 million. As of September 30, 2006, the Company believes it has sufficient cash flow from operations and availability under the revolving credit agreement to meet operating needs and capital spending requirements through fiscal 2011. However, if access to operating cash or to the revolving credit agreement becomes restricted, the Company may be compelled to seek alternate sources of cash. The Company cannot assure that alternate sources will provide cash on terms favorable to the Company. Consequently, the inability to access alternate sources of cash on terms similar to its existing agreement could adversely affect the Company’s operations.

The value of our benefit plan assets and liabilities is based on estimates and assumptions, which may prove inaccurate.    The Company’s employees participate in Company sponsored defined pension and postretirement benefit plans. Officers of the Company also participate in a Company sponsored ESPP II, which provides additional post-termination retirement income based on each participant’s final salary and years of service as an officer of the Company. The postretirement plans provide medical benefits for retired non-union employees, life insurance benefits for retired non-union employees for which active non-union employees are no longer eligible, and lump-sum payouts for unused sick days covering certain eligible union and non-union employees. Liabilities for the ESPP II and postretirement plans are not funded. The Company accounts for these benefit plans in accordance with SFAS No. 87, “Employers’ Accounting for Pensions,” SFAS No. 106 “Employers’ Accounting for Postretirement Benefits Other Than Pensions” and SFAS No. 112 “Employers’ Accounting for Postemployment Benefits,” which require the Company to make actuarial assumptions that are used to calculate the carrying value of the related assets, where applicable, and liabilities and the amount of expenses to be recorded in the Company’s consolidated financial statements. Assumptions include the expected return on plan assets, discount rates, health care cost trend rate, projected life expectancies of plan participants and anticipated salary increases. While we believe the underlying assumptions are appropriate, the carrying value of the related assets and liabilities and the amount of expenses recorded in the consolidated financial statements could differ if other assumptions are used.

A system failure or breach of system or network security could delay or interrupt services to our customers or subject us to significant liability.    The Company has implemented security measures such as firewalls, virus protection, intrusion detection and access controls to address the risk of computer viruses and unauthorized access. A business continuity plan has been developed focusing on the offsite restoration of computer hardware and software applications. Business resumption plans are currently being developed which include procedures to ensure the continuation of business operations in response to the risk of damage from energy blackouts, natural disasters, terrorism, war and telecommunication failures. In addition, change management procedures and quality assurance controls have been implemented to ensure that new or upgraded business management systems operate as intended. However, there is still a possibility that a system failure, accident or security breach could result in a material disruption to the Company’s business. In addition, substantial costs may be incurred to remedy the damages caused by these disruptions.

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

The successful operation of our business depends upon the supply of products, including raw materials, and marketing relationships from other companies, including those supplying our private brand products.    The Company depends upon third parties for supply of products, including private brand products, and raw materials. Any disruption in the services provided by any of these suppliers, or any failure by them to handle current or higher volumes of activity, could have a material adverse effect on the Company’s business, prospects, financial condition, operating results and cash flows.

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

Strike or work stoppage by our union employees could disrupt our business. The inability to negotiate acceptable contracts with the unions could result in a strike or work stoppage and increased operating costs resulting from higher wages or benefits paid to union members or replacement workers.    Such outcome could have a material negative impact on the Company’s operations and financial results. Approximately 64% of Unified’s employees are covered by collective bargaining agreements that have various expiration dates ranging through 2010.

If we fail to maintain an effective system of internal controls, we may not be able to detect fraud or report our financial results accurately, which could harm our business and we could be subject to regulatory scrutiny.    Pursuant to Section 404 of the Sarbanes-Oxley Act of 2002 (“Section 404”), Unified will be required, beginning in its fiscal year 2008, to perform an evaluation of the Company’s internal controls over financial reporting and have the Company’s independent registered public accounting firm test and evaluate the design and operating effectiveness of such internal controls and publicly attest to such evaluation. The Company has prepared an internal plan of action for compliance with the requirements of Section 404, which includes a timeline and scheduled activities, although as of the date of this filing the Company has not yet completed its effectiveness evaluation. Although the Company believes its internal controls are operating effectively, the Company cannot guarantee that it will not have any material weaknesses. Compliance with the requirements of Section 404 is expected to be expensive and time-consuming. If the Company fails to complete this evaluation in a timely manner, or if the Company’s independent registered public accounting firm cannot timely attest to the Company’s evaluation, the Company could be subject to regulatory scrutiny and a loss of public confidence in our internal controls. In addition, any failure to implement required new or improved controls, or difficulties encountered in their implementation, could harm the Company’s operating results or cause the Company to fail to meet its reporting obligations.

Item 1B.    UNRESOLVED STAFF COMMENTS

Not applicable.

Item 2.    PROPERTIES

The Company’s corporate offices, warehouses and manufacturing facilities as of September 30, 2006 are summarized as follows:

	Approximate Square Footage
Description	Owned	Leased
Corporate offices	63,000	161,000
Dry warehouses	2,168,000	612,000
Refrigerated warehouses	558,000	120,000
Manufacturing facilities	181,000	—

These properties are located in California and Oregon.

Item 3.    LEGAL PROCEEDINGS

During the fiscal year ended September 30, 2006, Unified received payment on a judgment in favor of the Company from a successful litigation against a firm for professional negligence by such firm. The judgment was entered in 2004; however, the defendants in the litigation appealed. All appeals have now been resolved in the Company’s favor. The Company’s net proceeds were $3.0 million after payment of contingent attorneys’ fees.

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

No matters were submitted to a vote of security holders during the fourth quarter of fiscal 2006.

Additional Item.    EXECUTIVE OFFICERS OF THE REGISTRANT

Please refer to the information under Part III, Item 10, “Directors and Executive Officers of the Registrant” for information regarding the executive officers of the Registrant.

Part II

Item 5.    MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED SHAREHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

There is no established public trading market for the Company’s Class A, Class B, Class C or Class E Shares. As of December 15, 2006, the Company’s Class A Shares (150,900 shares outstanding) were held of record by 503 shareholders, Class B Shares (494,741 shares outstanding) were held of record by 710 shareholders, Class C Shares were held of record, one share each, by the 15 directors of Unified, and the Company’s Class E Shares (186,350 shares outstanding) were held of record by 611 shareholders.

Company Purchases of Equity Securities

Period	Total Number of Shares Purchased	Average Price Paid Per Share
July 2, 2006 - July 29, 2006	—	$—
July 30, 2006 - August 26, 2006	1,750	$195.72
August 27, 2006 - September 30, 2006	—	$—

Total	1,750	$195.72

Item 6.    SELECTED FINANCIAL DATA

The selected financial information below has been compiled from the audited consolidated financial statements of Unified for the fiscal years ended September 30, 2006, October 1, 2005, October 2, 2004, September 27, 2003 and September 28, 2002. The following selected consolidated financial data should be read in conjunction with the Company’s consolidated financial statements and the notes thereto and the information contained in Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations.” Historical results are not necessarily indicative of future results.

(dollars in thousands, except Exchange Value Per Share)
Fiscal Year Ended †	September 30, 2006 (52 Weeks)	October 1, 2005 (52 Weeks)	October 2, 2004 (53 Weeks)	September 27, 2003 (52 Weeks)		September 28, 2002(a) (52 Weeks)
Net sales	$2,953,823	$2,866,862	$3,039,953	$2,731,442	(f)	$2,792,782
Operating income	59,353	53,501	50,040	45,840		44,027
Earnings from continuing operations before patronage dividends and income taxes	45,027	38,650	32,720	25,249		20,870
Patronage dividends	20,973	21,404	20,742	16,612		16,713
Earnings (loss) from continuing operations, net of taxes	16,142	10,820	7,406	5,279		1,985
Loss from discontinued operations, net of taxes	—	—	—	—		(40,590	)(b)
Net earnings (loss)	16,142	10,820	7,406	5,279		(38,605)
Total assets	717,115	708,049	721,633	740,100		781,937
Long-term notes payable	153,184	156,640	191,694	232,374		287,780
Exchange Value Per Share(c)(d)(e)(g)	222.82	195.72	174.39	163.00		158.23

†	The Company’s fiscal year ends on the Saturday nearest September 30.

(a)	On September 25, 2002, the Company’s Board approved a resolution to effect a quasi-reorganization for financial reporting purposes effective September 28, 2002. The quasi-reorganization process resulted in the adjustment of the Company’s assets and liabilities to fair value at September 28, 2002 and the elimination of the Company’s accumulated deficit by a reduction of $18.1 million against additional paid-in capital, $1.1 million against Class A Shares and $7.7 million against Class B Shares.

(b)	The loss from discontinued operations included losses from operations of approximately $5.1 million, net of income tax benefits of $5.0 million. In connection with the Company’s exit plan, the Company recorded a loss on the sale and/or disposal of its discontinued retail business for the year ended September 28, 2002 which included the write-off of goodwill applicable to retail operations of $21.1 million, expected losses to be incurred during the disposal period of $4.5 million, write-down of assets to fair value of $10.5 million, lease reserves and settlements of $3.7 million, severance and termination benefits of $0.8 million and contract termination and other costs of $0.7 million. These costs were partially offset by estimated proceeds of $5.9 million, net of tax. The reserves established at September 28, 2002 represented estimates of the additional costs the Company expected to incur to complete its exit and disposal activities in fiscal 2003.

(c)	During the year ended September 27, 2003, the Company closed seven of its remaining nine operating stores in its discontinued retail business and obtained binding commitments for the sale and transfer of the leasehold rights for the remaining two stores to Members, which stores were either sold or transferred shortly after fiscal 2003 year end. Sales proceeds realized on the sale of the leasehold rights, store inventories and certain store fixtures were approximately $1.2 million, net of tax which was less than the anticipated estimated proceeds of $5.9 million, net of tax. Also, the Company operated certain stores longer than originally projected in fiscal 2003, and thus the net realizability of certain of the retail business’ remaining assets and liabilities, primarily its estimated lease reserves and settlement costs, were adjusted. The adjustments, which total $5.9 million net of tax, were charged as a reduction to Class A and Class B Shares during the year ended September 27, 2003 pursuant to quasi-reorganization accounting rules.

(d)	Additional adjustments were recorded in fiscal years 2005 and 2004 for lease reserves resulting from the sale and transfer of the remaining two retail locations and other contract and settlement costs relating to the final disposition of the retail business. The adjustments, which totaled $0.1 million and $1.2 million net of tax, respectively, were charged as a reduction to Class A and Class B Shares.

(e)	The Company had approximately $18.6 million, $10.5 million, $14.2 million and $9.4 million in net deferred tax assets that were reduced by a tax valuation allowance of approximately zero, $2.8 million, $2.0 million and $6.4 million at October 1, 2005, October 2, 2004, September 27, 2003 and September 28, 2002, respectively. In fiscal 2003, Management evaluated the available positive and negative evidence in determining the realizability of the net deferred tax assets at September 27, 2003 and concluded it was more likely than not that the Company would realize a portion of its net deferred tax assets. In reaching this conclusion, significant weight was given to the Company’s exit from the retail business and other unprofitable subsidiary operations and the continued profitability of its continuing operations. Accordingly, the valuation allowance was reduced by $4.4 million as of September 27, 2003, and pursuant to quasi-reorganization accounting rules, the reduction in the valuation allowance was recorded as an increase to Class A and Class B Shares. Management evaluated the available positive and negative evidence in assessing the Company’s ability to realize the benefits of the net deferred tax assets at October 1, 2005 and concluded it is more likely than not that the Company no longer required a tax valuation allowance. The valuation allowance was reduced by $2.7 million as of October 1, 2005 and the reduction was recorded as an increase to Class A and Class B Shares. The net deferred tax assets should be realized through future operating results and the reversal of taxable temporary differences.

(f)

As discussed in Note 1 of Notes to Consolidated Financial Statements in Item 8, the Company adopted Emerging Issues Task Force (“EITF”) Issue No. 03-10, “Application of Issue No. 02-16 by Resellers to Sales Incentives Offered to Consumers by Manufacturers” (“EITF No. 03-10”) beginning with its second quarter of fiscal 2004, which requires manufacturers’ sales incentives offered directly to consumers that do not meet certain criteria to be reflected as a reduction of revenue in the financial statements of a reseller. Pursuant to the transition guidance contained in Issue No. 03-10, the Company reclassified its net sales, cost of sales and distribution, selling and administrative expenses for the year ended September 27, 2003 to reflect the impact of EITF No. 03-10. Accordingly, for the years ended September 30, 2006, October 1, 2005 and October 2, 2004, $100.1 million, $93.9 million and $86.6 million, respectively, of such consideration were classified as a reduction in cost of sales, and for the year ended September 27, 2003, $87.6 million of such consideration was reclassified as a reduction in cost of sales with a corresponding reduction in net sales. In addition, for the years ended September 30, 2006, October 1, 2005 and October 2, 2004, $0.6 million, $0.8 million and $0.6 million, respectively, were classified as a reduction in distribution, selling and administrative expenses, and for the year ended September 27, 2003, $0.7 million was reclassified as a reduction in distribution, selling and administrative expenses with a corresponding increase in cost of sales. Comparable amounts for the year ended September 28, 2002 were not reclassified, as reclassification is not permitted under the transition guidance. Therefore, net sales for the fiscal years ended September 30, 2006, October 1, 2005, October 2, 2004 and September 27, 2003 are not comparable to the year ended September 28, 2002 to the extent of the impact of EITF No. 03-10. The application of EITF No. 03-10 had no effect on net earnings.

(g)	The Company exchanges its Class A Shares and Class B Shares with its Members at a price that is based on a formula and is approved by the Board (“Exchange Value Per Share”). Prior to September 30, 2006, the Company computed the Exchange Value Per Share of the Class A and Class B Shares as Book Value divided by the number of Class A and Class B Shares outstanding at the end of the fiscal year. Book Value is computed based on the sum of the fiscal year end balances of Class A and Class B Shares, plus retained earnings, plus (less) accumulated other comprehensive earnings (loss). Effective September 30, 2006, the Company modified its Exchange Value Per Share computation to exclude accumulated other comprehensive earnings (loss) from Book Value.

Item 7.    MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Forward-Looking Information

This report contains “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995. These statements relate to expectations concerning matters that (a) are not historical facts, (b) predict or forecast future events or results, or (c) embody assumptions that may prove to have been inaccurate. These forward-looking statements involve risks, uncertainties and assumptions. When the Company uses words such as “believes,” “expects,” “anticipates” or similar expressions, the Company is making forward-looking statements. Although Unified believes that the expectations reflected in such forward-looking statements are reasonable, the Company cannot give readers any assurance that such expectations will prove correct. The actual results may differ materially from those anticipated in the forward-looking statements as a result of numerous factors, many of which are beyond the Company’s control. Important factors that could cause actual results to differ materially from the Company’s expectations include, but are not limited to, the factors discussed in the sections entitled Item 1A. “Risk Factors” and “Critical Accounting Policies and Estimates” within “Management’s Discussion and Analysis of Financial Condition and Results of Operations.” All forward-looking statements attributable to Unified are expressly qualified in their entirety by the factors that may cause actual results to differ materially from anticipated results. Readers are cautioned not to place undue reliance on these forward-looking statements, which reflect management’s opinion only as of the date hereof. The Company undertakes no duty or obligation to revise or publicly release the results of any revision to these forward-looking statements. Readers should carefully review the risk factors described in this document as well as in other documents the Company files from time to time with the Securities and Exchange Commission.

COMPANY OVERVIEW

Unified is a California corporation organized in 1922 and incorporated in 1925, is a retailer-owned, grocery wholesale cooperative serving supermarket operators primarily located in the western United States and in the South Pacific. The Company sells a wide variety of grocery-related and general merchandise products to its customers. The Company also provides financing and insurance services to its customers. The Company does business primarily with Members on a patronage basis. Retailers may do business with the Company as non-member customers on a non-patronage basis.

We operate our business in two reportable business segments: (1) Wholesale Distribution and (2) Insurance. All remaining business activities are grouped into “All Other” (see Note 14 of Notes to Consolidated Financial Statements in Item 8, “Financial Statements and Supplementary Data”).

Sales Activities

We experienced an overall sales increase of $86.9 million, or 3.0%, for the fiscal year ended September 30, 2006 (“2006 Period”) as compared to the fiscal year ended October 1, 2005 (“2005 Period”). This increase was due primarily to a $128.1 million, or 4.3%, sales increase in our continuing customer business driven primarily by new store openings, growth in the Company’s perishable divisions, and growth in our specialty grocery subsidiary. During the 2006 Period, we began supplying customers that were previously serviced by competitors, resulting in a

$13.4 million increase in sales. Sales related to customers who discontinued their business with us in the 2005 Period and began purchasing from competitors resulted in a $45.8 million decline in sales in the 2006 Period versus the 2005 Period. Sales in our insurance segment declined $8.6 million in the 2006 Period versus the 2005 Period due to a reduction in rates and policy renewals associated with our California workers’ compensation insurance product. Sales in our All Other business activities decreased $0.2 million in the 2006 Period versus the 2005 Period.

Results of Operations

The following discussion of the Company’s financial condition and results of operations should be read in conjunction with Item 6, “Selected Consolidated Financial Data” and the consolidated financial statements and notes to the consolidated financial statements, specifically Note 14 to Notes to Consolidated Financial Statements, Segment Reporting, included elsewhere in this report. Certain statements in the following discussion are not historical in nature and should be considered to be forward-looking statements that are inherently uncertain.

The following table sets forth selected consolidated financial data of Unified expressed as a percentage of net sales for the periods indicated below:

Fiscal Year Ended	September 30, 2006	October 1, 2005	October 2, 2004
Net sales	100.0%	100.0%	100.0%
Cost of sales	90.0	89.8	90.1
Distribution, selling and administrative expenses	8.0	8.3	8.3

Operating income	2.0	1.9	1.6
Interest expense	0.5	0.5	0.5
Patronage dividends	0.7	0.7	0.7
Income taxes	0.3	0.3	0.2

Net earnings	0.5%	0.4%	0.2%

Fiscal Year Ended September 30, 2006 (“2006 Period”) Compared to Fiscal Year Ended October 1, 2005 (“2005 Period”)

Overview of the 2006 Period.    The Company’s consolidated operating income increased by $5.9 million to $59.4 million in the 2006 Period compared to $53.5 million in the 2005 Period. The operating income for the Company’s Wholesale Distribution and Insurance segments increased over the 2005 Period, but was offset in part by a decline in the other combined business activities not separately reportable as a segment (collectively referred to as “All Other” business).

•	Wholesale Distribution Segment: The Wholesale Distribution segment operates primarily within three marketing areas made up of its Southern California, Northern California and Pacific Northwest regions. The Wholesale Distribution segment experienced an overall net improvement in operating income of $1.2 million to $51.3 million in the 2006 Period compared to $50.1 million in the 2005 Period. We continue to realize cost reductions in workers’ compensation expense due to the positive impact of recent legislative changes and management’s ongoing emphasis on safety programs and use of higher deductible policies to reduce premiums. See additional discussion under “Net sales—Wholesale Distribution Segment” below.

•

Insurance Segment:    The Company’s insurance business includes the results of operations for the Company’s three insurance subsidiaries (Grocers and Merchants Insurance Service, Inc., Springfield Insurance Company and Springfield Insurance Company, Ltd.). These subsidiaries provide insurance and insurance-related services, including workers’ compensation and liability insurance policies, to both the Company and its Members. Operating income improved $5.0 million in the Company’s Insurance segment to $9.0 million in the 2006 Period compared to $4.0 million in the 2005 Period. Our workers’ compensation claims development continued to improve during the 2006 Period. The improvement was attributable to several factors, including the positive impact on claims development resulting from legislative reforms passed by California’s legislature. These reforms have helped to reduce the cost of claims, particularly with respect to medical costs. Continued participation of our customers in higher deductible policies has also contributed to the improvement. These policies can be less costly for customers and reduce Unified’s portion of its claims loss exposure.

•	All Other: All remaining business activities are grouped into “All Other.” All Other business activities primarily consist of our finance subsidiary and the consolidation of a variable interest entity as discussed in Note 2 of Notes to Consolidated Financial Statements in Item 8, “Financial Statements and Supplementary Data.” Operating income decreased $0.3 million to a loss of $0.9 million in the 2006 Period compared to a loss of $0.6 million in the 2005 Period. The loss of $0.9 million for the 2006 period was due to lease expenses associated with the Company’s variable interest entity of $2.2 million partially offset by income of $1.3 million in the finance subsidiary.

The following tables summarize the performance of each business segment for the 2006 and 2005 Periods.

Wholesale Distribution Segment

(dollars in thousands)
	2006	2005	Difference
Net sales	$2,938,073	$2,842,348	$95,725
Cost of sales	2,658,864	2,565,599	93,265
Distribution, selling and administrative expenses	227,947	226,664	1,283

Operating income	$51,262	$50,085	$1,177

Insurance Segment

(dollars in thousands)
	2006	2005	Difference
Gross sales - premiums earned	$22,163	$30,331	$(8,168)
Inter-segment eliminations	(7,975)	(7,574)	(401)

Net sales - premiums earned	14,188	22,757	(8,569)
Cost of sales - underwriting expenses	(1,586)	10,337	(11,923)
Selling and administrative expenses	6,824	8,388	(1,564)

Operating income (loss)	$8,950	$4,032	$4,918

All Other

(dollars in thousands)
	2006	2005	Difference
Gross sales	$2,322	$2,250	$72
Inter-segment eliminations	(760)	(493)	(267)

Net sales	1,562	1,757	(195)
Selling and administrative expenses	2,421	2,373	48

Operating income (loss)	$(859)	$(616)	$(243)

Net sales.    Consolidated net sales increased $86.9 million to $2.95 billion in the 2006 Period compared to $2.87 billion for the 2005 Period.

•	Wholesale Distribution Segment: Net Wholesale Distribution sales increased $95.7 million to $2.9 billion in the 2006 Period compared to $2.8 billion in the 2005 Period. We continued to experience sales growth through new store openings and growth in sales of products that help our customers differentiate their stores from the competition. We also continued to experience a decline in sales of center store dry grocery products as a result of continued competitive pressures from alternate format food stores (warehouse, supercenters, discount, drug, natural and organic, and convenience) that are influencing shoppers’ buying practices, as well as certain customers buying more product directly from manufacturers.

Continuing Customer Sales Growth

•	Sales increased by approximately $128.1 million due primarily to the distribution volume of existing customers’ expansion to new store locations, growth in our perishables product offerings such as meat, produce, service deli and service bakery, and growth in our specialty foods subsidiary that have helped our customers differentiate themselves from their competition. As a result of these efforts, sales of perishables products grew $69.6 million while our Market Centre sales grew $26.4 million over the 2005 Period.

Customer Changes

•	During the 2006 Period, we began supplying customers that were previously serviced by competitors, resulting in a $13.4 million increase in sales.

•	Sales to customers in the 2005 Period that discontinued business with us and began purchasing their products from competitors were $45.8 million.

•	Insurance Segment: Net sales, consisting principally of premium revenues, decreased $8.6 million to $14.2 million in the 2006 Period compared to $22.8 million in the 2005 Period due primarily to decreased premium rates charged to California customers for workers’ compensation insurance. Our Insurance segment primarily sells workers’ compensation coverage in California. The California legislature passed legislation in 2003 and 2004 to allow greater controls over medical costs related to workers’ compensation. These cost reductions have led to lower policy premiums in the 2006 and 2005 Periods.

•	All Other: Net sales decreased $0.2 million to $1.6 million in the 2006 Period compared to $1.8 million for the 2005 Period.

Cost of sales.    Consolidated cost of sales increased $81.3 million to $2.7 billion for the 2006 Period compared to $2.6 billion for the 2005 Period and comprised 90.0% and 89.8% of consolidated net sales for the 2006 and 2005 Periods, respectively.

•	Wholesale Distribution Segment: Cost of sales increased by $93.2 million to $2.7 billion in the 2006 Period compared to $2.6 billion in the 2005 Period. As a percentage of net wholesale sales, cost of sales was 90.5% and 90.3% for the 2006 and 2005 Periods, respectively. A change in product and Member sales mix contributed to the 0.2% increase in cost of sales as a percent of net wholesale sales. Our sales growth was primarily in products that carry a higher cost of sales as a percent of net sales compared to the 2005 Period product mix average. In addition, larger customers have driven the sales growth in new store openings. These customers typically pick up their orders from our facilities, and their larger order sizes allow for higher operational efficiencies but result in lower margins. As a result, the margin on these customers is lower than average and increases the cost of sales as a percent of net wholesale sales.

•	Insurance Segment: Cost of sales decreased by $11.9 million to $(1.6) million in the 2006 Period compared to $10.3 million in the 2005 Period. The main components in cost of sales that contributed to this decrease were reductions in (1) claims loss expense and loss reserve expenses (consisting of payments to health care providers and injured workers, along with estimates of claims not yet completed), and (2) loss adjustment expenses (consisting of adjudication expenses and legal expenses associated with defending claims). Cost of sales also includes underwriting expenses (consisting of commissions, premium taxes and regulatory fees); however, these expenses remained stable in the 2006 Period relative to the 2005 Period. During 2003 and 2004, California legislative reforms were passed aimed at reducing the rising cost of workers’ compensation expenses, primarily in the cost of providing health care. We began experiencing the benefits of the California legislative reforms in the latter half of our 2005 fiscal year. These benefits have continued in the 2006 Period. The decline in cost of sales in the 2006 Period resulted from lowering loss reserves at September 30, 2006 based on improving loss experience for earlier periods. The reduction in reserves at September 30, 2006 for losses and loss adjustment expenses was greater than the accrual of new reserves plus paid losses and loss adjustment expenses for the 2006 Period. The cost of insurance and the sufficiency of loss reserves are also impacted by actuarial estimates based on a detailed analysis of health care cost trends, mortality rates, claims history, demographics and industry trends. As a result, the amount of loss reserves and future expenses is significantly affected by these variables and may significantly change, depending on the cost of providing benefits and the results of further legislative action.

Distribution, selling and administrative expenses.    Consolidated distribution, selling and administrative expenses decreased $0.2 million to $237.2 million in the 2006 Period compared to $237.4 million in the 2005 Period, and comprised 8.0% and 8.3% of net sales for the 2006 Period and the 2005 Period, respectively.

•	Wholesale Distribution Segment: Distribution, selling and administrative expenses were $227.9 million in the 2006 Period compared to $226.7 million in the 2005 Period, and comprised 7.8% and 8.0% of net Wholesale Distribution sales for the 2006 Period and the 2005 Period, respectively. As discussed in further detail below, the net proceeds of a judgment, combined with decreases in workers’ compensation expense and depreciation and amortization expense, reduced costs $7.9 million, or 0.3% of net wholesale sales, which were partially offset by increased costs for benefits, professional services, transportation and general expenses of $9.1 million, or 0.1% of net wholesale sales.

During the 2006 Period, Unified received payment of a judgment in favor of the Company whose net proceeds, after payment of contingent attorneys’ fees, reduced costs $3.0 million, or 0.1% as a percent of net wholesale sales (see Note 13 of Notes to Consolidated Financial Statements in Item 8, “Financial Statements and Supplementary Data”). Additional factors contributing to the decrease in expenses as a percent of net wholesale sales are as follows:

•	Workers’ Compensation Expense: The Company’s Wholesale Distribution segment is self insured up to $300,000 per incident with a stop loss coverage provided by our Insurance segment up to $1,000,000 and third party coverage over that amount. Loss accruals up to the stop loss coverage are made based on actuarially developed loss estimates. Our workers’ compensation expenses declined by $1.6 million, or 0.1% as a percent of net wholesale sales, primarily due to the positive impact of the California legislative reforms discussed above. Workers’ compensation expenses have also been reduced due to management’s ongoing emphasis on safety programs and use of higher deductible policies to reduce premiums. Since Unified utilizes higher deductible policies and participates directly in losses, it realizes the benefits of lower losses directly and more dramatically than if it had used fully insured policies. Future expenses may significantly change depending on the cost of providing health care and the results of any further legislative action.

•	Depreciation and Amortization Expense: Expenses related to depreciation and amortization declined $3.3 million, or 0.1% of net sales. Following the Merger, our capital and information technology requirements temporarily increased. Over the past three years, our need for new capital and information technology declined from the post-Merger level. The reduction in expense is related to many of those Merger-related activities becoming fully depreciated and amortized. We do not expect this reduction to continue beyond the end of this fiscal year.

The following expenses increased in the 2006 Period compared to the 2005 Period, partially offsetting the decreases in distribution, selling and administrative expenses as a percent of net wholesale sales that were discussed above:

•	Other Expense Changes: General expenses increased $3.1 million during the 2006 Period, but resulted in no change as a percent of net wholesale sales.

•	Benefits and Professional Services: During the 2006 Period, we incurred cost increases of $3.9 million, or 0.1% as a percent of net wholesale sales. The increases include benefits and wage-related costs of $3.2 million and professional services of $0.7 million.

•	Transportation Cost Increases: During the 2006 Period, costs related to fuel and common carrier activities increased $2.1 million during the 2006 Period, but resulted in no change as a percent of net wholesale sales. The fuel cost increases were recovered through fuel surcharges reported in sales.

•	Insurance Segment: Selling and administrative expenses for the Insurance segment were $6.8 million for the 2006 Period and $8.4 million for the 2005 Period. The improvement is attributable to non-recurring expenses in the 2005 Period that did not impact the 2006 Period.

•	All Other: Selling and administrative expenses for the Company’s All Other business activities for the 2006 Period were $2.5 million compared to $2.3 million for the 2005 Period. During the 2006 Period, the Company recorded higher lease reserves on properties associated with our variable interest entity.

Interest.    Interest expense was $14.3 million in the 2006 Period compared to $14.8 million in the 2005 Period and comprised 0.5% of consolidated net sales for both the 2006 Period and the 2005 Period. Factors contributing to the decrease in interest expense are as follows:

•	Interest expense on our primary debt instruments was $11.5 million and $11.9 million for the 2006 and 2005 Periods, respectively.

•	Weighted Average Borrowings: Interest expense declined $1.1 million over the 2005 Period due to a reduction in our weighted average borrowings. Weighted average borrowings were reduced by $20.0 million due to improved cash flow from operations and our Equity Enhancement Program (see “Liquidity and Capital Resources—Equity Enhancement Plan”).

•	Interest Rates: Interest expense increased $0.7 million over the 2005 Period due to an increase in the effective borrowing rate. Our effective borrowing rate for the combined primary debt, made up of the revolving line of credit and senior secured notes, was 7.7% and 7.0% for the 2006 and 2005 Periods, respectively. Several offsetting factors contributed to the increase in interest rates. First, we signed an agreement on January 6, 2006 to amend and restate our Senior Note Agreement (see “Outstanding Debt and Other Financing Arrangements”) reducing our effective interest rate. Second, we realized a reduction in our interest rate margin over the base borrowing rate on the revolving line of credit due to achieving certain financial results. Third, with an overall market interest rate increase, the base borrowing rate on the revolver increased over the 2005 Period, more than offsetting the reduction in margin on the revolver and the improved rate on the Senior Notes.

Our borrowings on the revolving credit agreement are subject to market rate fluctuations. A 25 basis point change in the market rate of interest over the period would have resulted in a $0.1 million increase or decrease in corresponding interest expense.

Changes in secondary debt instruments resulted in a $0.1 million decrease in expense in the 2006 Period as compared to the 2005 Period.

Patronage dividends.    Patronage dividends for the 2006 Period were $20.9 million, compared to $21.4 million in the 2005 Period, a decrease of 2.0%. Patronage dividends for the 2006 Period consisted of the patronage earnings from the Company’s three patronage earnings divisions: the Southern California Dairy Division, the Pacific Northwest Dairy Division and the Cooperative Division. For the 2006 and 2005 Periods, respectively, the Company had patronage earnings of $9.7 million and $10.7 million in the Southern California Dairy Division, $0.5 million and $0.4 million in the Pacific Northwest Dairy Division and $10.7 million and $10.3 million in the Cooperative Division.

Income taxes.    Income tax expense was $7.9 million for the 2006 Period compared to $6.4 million for the 2005 Period. The Company’s effective income tax rate was 32.9% for the 2006 Period compared to 37.3% for the 2005 Period. The lower effective income tax rate in the 2006 Period reflects the recognition of California Enterprise Zone Tax Credits and fluctuations in permanent differences between book and taxable income.

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

•	Wholesale Distribution Segment: The Wholesale Distribution segment operates primarily within three marketing areas made up of its Southern California, Northern California and Pacific Northwest regions. The Wholesale Distribution segment realized an overall net improvement in operating income of $0.8 million to $50.1 million in the 2005 Period compared to $49.3 million in the 2004 Period. Improvements in margin and reductions in costs offset the marginal effect of lower sales, as described under “Cost of sales” and “Distribution, selling and administrative expenses” below.

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

•	Insurance Segment: The Company’s insurance business includes the results of operations for the Company’s three insurance subsidiaries (Grocers and Merchants Insurance Service, Inc., Springfield Insurance Company and Springfield Insurance Company, Ltd.). These subsidiaries provide insurance and insurance-related services, including workers’ compensation and liability insurance policies, to both the Company and its Members. Operating income improved $5.8 million in the Company’s Insurance segment to $4.0 million in the 2005 Period compared to an operating loss of $1.8 million in the 2004 Period. Our workers’ compensation claims development stabilized during the 2005 Period. The improvement was attributable to several factors, including improved rate adequacy, legislative reforms that have mitigated increases in claims expenses (particularly medical costs), and the continued participation of our customers in higher deductible policies, which can be less costly for them and reduce our portion of claims loss exposure.

•	All Other: All remaining business activities are grouped into “All Other.” All Other business activities primarily consist of our finance subsidiary and the consolidation of a variable interest entity as discussed in Note 2 of Notes to Consolidated Financial Statements in Item 8, “Financial Statements and Supplementary Data.” Operating income decreased $3.2 million to a loss of $0.6 million in the 2005 Period compared to income of $2.6 million in the 2004 Period. The decrease in earnings is primarily due to non-recurring favorable loan collection activities on previously reserved accounts in our finance subsidiary that occurred in the 2004 Period, resulting in a reduction of expenses that was not repeated in the 2005 Period. The loss of $0.6 million for the 2005 period was due to lease expenses associated with the Company’s variable interest entity of $1.4 million partially offset by income of $0.8 million in the finance subsidiary.

The following tables summarize the performance of each business segment for the 2005 and 2004 Periods.

Wholesale Distribution Segment

(dollars in thousands)
	2005	2004	Difference
Gross sales	$2,842,348	$3,008,190	$(165,842)
Inter-segment eliminations	—	(586)	586

Net sales	2,842,348	3,007,604	(165,256)
Cost of sales	2,565,599	2,713,470	(147,871)
Distribution, selling and administrative expenses	226,664	244,853	(18,189)

Operating income	$50,085	$49,281	$804

Insurance Segment

(dollars in thousands)
	2005	2004	Difference
Gross sales	$30,331	$34,625	$(4,294)
Inter-segment eliminations	(7,574)	(4,799)	(2,775)

Net sales	22,757	29,826	(7,069)
Cost of sales	10,337	24,487	(14,150)
Selling and administrative expenses	8,388	7,165	1,223

Operating income (loss)	$4,032	$(1,826)	$5,858

All Other

(dollars in thousands)
	2005	2004	Difference
Gross sales	$2,250	$2,731	$(481)
Inter-segment eliminations	(493)	(208)	(285)

Net sales	1,757	2,523	(766)
Selling and administrative expenses	2,373	(62)	2,435

Operating income (loss)	$(616)	$2,585	$(3,201)

Net sales.    Consolidated net sales decreased $173.1 million to $2.87 billion in the 2005 Period compared to $3.04 billion for the 2004 Period.

•	Wholesale Distribution Segment: Net Wholesale Distribution sales decreased $165.3 million to $2.8 billion in the 2005 Period compared to $3.0 billion in the 2004 Period. Several key factors contributed to the change in sales.

Non-Recurring Activities

•	Although the benefit from the additional volume resulting from the UFCW strike is difficult to measure exactly, we estimate Wholesale Distribution sales decreased approximately $130.0 million due to the temporary non-recurring sales in the 2004 Period as a result of the UFCW strike.

•	Our sales in the 2004 Period included an additional week as discussed above and resulted in sales of $56.6 million that was not repeated in the 2005 Period.

Customer Changes

•	Sales decreased $25.1 million, primarily due to the loss of our largest Southern California Dairy Division customer, who was purchased by a competitor in the 2005 Period who manufactures and distributes its own products.

•	The net change in membership as discussed under Item 1, “Business—Customers and Core Business” resulted in a net decline in sales of $27.3 million over the 2004 Period. The decline in sales was primarily driven by Members who discontinued their membership with us and began purchasing from a competitor.

Core Sales Growth

•	Sales increased by approximately $73.7 million due primarily to the distribution volume of existing members’ expansion to new store locations and growth in perimeter-store products such as meat, produce and other perishable products. Perimeter-store products drove the growth in sales, while grocery and general merchandise sales declined compared to the 2004 Period. The decline in grocery and general merchandise sales was the result of continued competitive pressures in the marketplace from alternate format food stores (warehouse stores and supercenters) that are influencing shoppers’ buying practices, and certain of our customers buying more product directly from manufacturers.

•	Insurance Segment: Net sales decreased $7.0 million to $22.8 million in the 2005 Period compared to $29.8 million in the 2004 Period. Our Insurance Segment primarily sells workers’ compensation coverage in California. Overall policy renewals have remained stable; however, rates have declined due to two key factors.

•	The California legislature passed legislation in 2003 and 2004 to allow greater controls over medical costs related to workers’ compensation. These cost reductions have led to lower policy premiums in the 2005 Period compared to the 2004 Period.

•	Certain policyholders have shifted to high deductible policies that shift some of the risk of loss from us to the policyholder. These high deductible policies carry lower rates and lower risk for us and contribute to the overall sales decline. These high deductible policies plus emphasis on loss control can also result in lower costs for policyholders.

•	All Other: Net sales decreased $0.8 million to $1.7 million in the 2005 Period compared to $2.5 million for the 2004 period.

Cost of sales.    Consolidated cost of sales decreased $162.0 million to $2.6 billion for the 2005 Period compared to $2.7 billion for the 2004 Period and comprised 89.8% and 90.1% of consolidated net sales for the 2005 and 2004 Periods, respectively.

•	Wholesale Distribution Segment: Cost of sales decreased by $147.9 million to $2.6 billion in the 2005 Period compared to $2.7 billion in the 2004 Period. As a percentage of net wholesale sales, cost of sales was 90.3% and 90.2% for the 2005 and 2004 Periods, respectively. Two offsetting factors impacted cost of sales as a percentage of net wholesale sales.

•	A change in product and Member sales mix contributed to a 0.2% increase in cost of sales as a percent of net wholesale sales.

•	In June 2004, we increased the markup on our Grocery, Frozen Food and Delicatessen product lines due to the implementation of our Consumer Driven Pricing Program discussed under Item 1, “Business—Industry Overview and the Company’s Operating Environment—Competition”. The increase in markup generated a 0.1% reduction in cost of sales as a percent of net wholesale sales.

•	Insurance Segment: Cost of sales decreased by $14.1 million to $10.3 million in the 2005 Period compared to $24.4 million in the 2004 Period. In the 2004 Period, we incurred additional workers’ compensation losses due to unfavorable claims development for older accident years. However, workers’ compensation claims losses stabilized during the 2005 Period, resulting in decreased cost of sales.

•	All Other: There was no cost of sales for the 2005 Period as the only remaining activities are finance and the operations of a variable interest entity (see Note 2 of Notes to Consolidated Financial Statements in Item 8, “Financial Statements and Supplementary Data”) for which cost of sales is not applicable.

Distribution, selling and administrative expenses.    Consolidated distribution, selling and administrative expenses decreased $14.6 million to $237.4 million in the 2005 Period compared to $252.0 million in the 2004 Period, and comprised 8.3% of net sales for both the 2005 Period and the 2004 Period.

•	Wholesale Distribution Segment: Distribution, selling and administrative expenses were $226.7 million in the 2005 Period compared to $244.9 million in the 2004 Period, and comprised 7.9% and 8.1% of net Wholesale Distribution sales for the 2005 Period and the 2004 Period, respectively. Several significant offsetting factors contributed to the overall reduction of 0.2% in expenses as a percent of net sales.

Several factors contributed to a 0.6% decrease in expenses as a percent of net sales as follows:

•	Workers’ Compensation Expense: We are self insured up to $300,000 per incident with a stop loss coverage policy over that amount. Loss accruals up to the stop loss coverage are made based on actuarially developed loss estimates. In April 2004, the State of California passed legislation aimed at reducing the rising cost of workers’ compensation expenses, primarily in the cost of providing health care. Our workers’ compensation costs have declined by $11.0 million, or 0.4% of net sales, due primarily to the positive impact of these legislative reforms. Future expenses may significantly change depending on the cost of providing health care and further legislative action.

•	Depreciation and Amortization Expense: Expenses related to depreciation and amortization declined $3.7 million, or 0.1% of net sales. Following the Merger, our capital and information technology requirements temporarily increased. Over the past three years, our need for new capital and information technology declined from the post-Merger level. The reduction in expense is related to many of those Merger-related activities becoming fully depreciated and amortized. We expect this reduction to continue only through the coming year.

•	Legal Expenses: Our legal costs declined $3.0 million or 0.1% of net sales due to lower litigation activities.

In addition, the following factors resulted in an offsetting increase of 0.4% in expense as a percent of net sales as follows:

•	Lower sales leveraging on expenses: Expenses declined $5.2 million in the 2005 Period due to lower labor costs needed for the reduced sales volume. While overall costs declined, the leveraging effect of sales on fixed expenses, as a result of a decrease in net sales, resulted in expenses as a percent of net wholesale sales increasing 0.2% over the 2004 Period.

•	Allowance for doubtful accounts and lease reserves: We establish reserves for uncollectible accounts receivable and various properties and retail stores that are not currently utilized for operations. In the 2004 Period, we collected on previously reserved accounts that reduced our expense; however, such collections were not repeated in the 2005 Period. The changes in reserves resulted in an overall expense increase of $2.1 million or 0.1% of net sales.

•	Expenses contributing to a 0.1% increase in expenses as a percent of net sales:

•	Fuel Costs: Our fuel costs are primarily related to diesel purchases for our tractors and refrigerated trailers used to deliver products to our customers. We experienced a $1.3 million increase in fuel costs over the 2004 Period.

•	Consulting Expenses: We incurred an additional $1.3 million in consulting expenses related to evaluating internal controls over financial reporting and disclosure requirements of Section 404 of the Sarbanes-Oxley Act of 2002.

•	Insurance Segment: Selling and administrative expenses for the Insurance segment were $8.4 million for the 2005 Period and $7.2 million for the 2004 Period.

•	All Other: Selling and administrative expenses for the Company’s All Other business activities for the 2005 Period were $2.3 million compared to a credit of $0.1 million for the 2004 Period.

•	The Company’s finance subsidiary expenses increased $1.4 million compared to the 2004 Period due to non-recurring favorable loan collection activities on previously reserved accounts that occurred in the 2004 Period, resulting in a reduction of expenses that was not repeated in the 2005 Period.

•	Lease costs associated with our variable interest entity increased $1.0 million in the 2005 Period compared to the 2004 Period due primarily to costs associated with the buyout of a sub-leased property ($0.85 million) and increased lease reserves associated with closed retail store sites that were previously sold to our variable interest entity as discussed in Note 2 of Notes to Consolidated Financial Statements in Item 8, “Financial Statements and Supplementary Data.” The need for additional reserves is dependent upon the variable interest entity’s ability to develop the sites and subsequently sell or sublease them to outside parties.

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

Liquidity and Capital Resources

The Company finances its capital needs through a combination of internal and external sources. These sources include cash from operations, Member investments, bank borrowings, various types of long-term debt and lease financing. The Company believes that the combination of cash flows from operations, current cash balances, its equity enhancement plan, and available lines of credit, will be sufficient to service its debt, redeem stock per the redemption policy, and to meet its anticipated needs for working capital and capital expenditures through at least fiscal 2011.

Cash Flow

The Company continued to generate positive cash flow from operations during the 2006 fiscal year. Cash from operations was used for investing and financing activities, including reduction of notes payable, providing financing to Members, investing in the Company’s infrastructure and redemption of Members’ capital shares. The Company also reinvested proceeds from maturing investments.

As a result of these activities, net cash, consisting of cash and cash equivalents, decreased by $6.3 million to $11.1 million as of the fiscal year ended September 30, 2006 compared to $17.4 million as of the fiscal year ended October 1, 2005.

The following table summarizes the impact of operating, investing and financing activities from continuing operations, and cash utilized for discontinued operations, on the Company’s cash flows for the 2006 and 2005 Periods:

(dollars in thousands)
Summary of Net Increase (Decrease) in Total Cash Flows	2006	2005	Difference
Cash provided by continuing operating activities	$8,459	$20,038	$(11,579)
Cash utilized by discontinued operating activities	—	(71)	71

Net cash provided by operating activities	8,459	19,967	(11,508)
Cash utilized by investing activities	(14,652)	(17,386)	2,734
Cash utilized by financing activities	(94)	(28,587)	28,493

Total (decrease) increase in cash flows	$(6,287)	$(26,006)	$19,719

Net cash used by operating, investing and financing activities decreased $19.7 million to $6.3 million for the 2006 Period compared to $26.0 million for the 2005 Period. The improvement in net cash for the 2006 Period occurred primarily as a result of reduced cash used by investing activities of $2.7 million due primarily to the sale of investments (see “Investing Activities” below) and reduced cash used by financing activities of $28.5 million due to lower payments on long term debt as the Company continued to optimize its borrowing levels. This improvement was partially offset by decreased cash from operating activities of $11.5 million due primarily to increased inventory and reduced accounts payable between the periods. Working capital was $99.1 million and $74.8 million, respectively, and the current ratio was 1.3 at September 30, 2006 and October 1, 2005.

Operating Activities:    Net cash provided by continuing operating activities decreased by $11.5 million to $8.5 million for the 2006 Period compared to $20.0 million for the 2005 Period. Two key activities were responsible for the decline in cash provided by operating activities compared to the 2005 Period. First, we experienced increased accounts receivable resulting from higher sales, and second, management initiatives designed to improve our working capital were achieved. In fiscal 2003, management implemented initiatives designed to improve our working capital. These initiatives provided an overall improvement in net operating cash. As we achieved our initiatives, the year-to-year benefits declined. We captured the majority of the benefits through the 2005 Period and have reached our desired initiative levels in the 2006 Period. Net changes in accounts receivable, inventory, prepaid expenses and accounts payable utilized $21.1 million in cash between the periods. Sales of trading securities provided cash of $4.2 million for the 2006 Period compared to the 2005 Period, while purchases of trading securities utilized $2.1 million less than the 2005 Period. Decreases in depreciation and amortization, benefit plan contributions and other long-term liabilities increased operating cash by $3.9 million, and all other operating activities combined to decrease cash by a net of $0.6 million, resulting in an $11.5 million reduction in cash provided by operating activities between the periods.

Investing Activities:    Net cash used in investing activities decreased by $2.7 million to $14.7 million for the 2006 Period compared to $17.4 million utilized in the 2005 Period. The decrease in cash used for investing activities during the 2006 Period as compared to the 2005 Period was due to decreases in net investments of $11.2 million, consisting of the purchase and sale of securities to replace maturing investments in the portfolios of the Company’s insurance subsidiaries and C&K’s repurchase of Series A-2 Preferred Shares held by Unified (see Note 4 of Notes to Consolidated Financial Statements in Item 8, “Financial Statements and Supplementary Data”). The decrease in cash used for net investment activity was partially offset by (1) increased notes receivable funding of $4.5 million, reflecting normal fluctuations in loan activity to Members for their inventory and equipment financing, (2) increased capital expenditures of $2.4 million for a building renovation project and purchases of warehouse and computer equipment, and (3) increases in other assets of $1.6 million consisting primarily of life insurance policies held in support of the Company’s executive salary protection plan (see Note 11 to Notes to Consolidated Financial Statements in Item 8, “Financial Statements and Supplementary Data”). Spending on investing activities is expected to be funded by existing cash balances, cash generated from operations or additional borrowings.

Financing Activities:    Net cash utilized by financing activities was approximately $0.1 million for the 2006 Period compared to $28.6 million for the 2005 Period. The net decrease of $28.5 million in cash used by financing activities for the 2006 Period as compared to the 2005 Period was due primarily to changes in the Company’s long-term and short-term notes payable, a decrease of $28.0 million. During the 2006 Period, the Company refinanced its senior secured notes as discussed in “Contractual Obligations and Commercial Commitments,” which resulted in a net decrease in cash used for debt repayment of $10.0 million between the periods. The Company continued to decrease borrowings on its revolving credit facility in the 2006 Period (see “Credit Facilities” below), resulting in a decrease in cash used between the periods of $13.6 million. The Company increased the amount of borrowings secured by pledged loans by $5.3 million between the periods (see “Contractual Obligations and Commercial Commitments”). Offsetting these reductions in cash used for financing was an increase in cash used to reduce the amounts for other notes of $0.9 million. In addition to the decrease in cash of $28.0 million used for long and short-term notes payable, the Company’s cash provided from Member investment and share activity increased by $0.5 million. Cash used by financing activities is expected to be funded by the Company’s continuing operating cash flow and the positive impact of the Equity Enhancement Plan (see below) to meet operating and capital spending requirements.

Equity Enhancement Plan

In fiscal 2002, the Company initiated an equity enhancement plan designed to build equity in the Company for future investment in the business and other infrastructure improvements. In fiscal 2002, a portion of the patronage dividend was retained in the form of patronage dividend certificates that mature in five years. In November 2002, the Company amended its Bylaws, increasing the required holdings of Class A Shares from 100 shares in fiscal 2002 to 350 shares by the end of fiscal 2007. In addition, in fiscal 2003, the Company introduced a new class of capital stock, denominated “Class E Shares.” Class E Shares were issued as part of the patronage dividends issued in fiscal years 2006, 2005, 2004 and 2003 for the Cooperative Division and are available to be issued in future years at the discretion of the Board. Member capital is expected to continue to grow in fiscal 2007 with the increase in the Class A Share requirement.

Credit Facilities

The Company has a $225 million revolving credit agreement that expires on December 5, 2007. See “Contractual Obligations and Commercial Commitments” for additional information. The Company borrowed $53.6 million under the facility as of September 30, 2006, with access to a significant amount of capital under this facility still available to the Company. Subsequent to September 30, 2006, the Company amended and restated the revolving credit agreement to extend the facility to January 31, 2012. The revolving credit agreement was amended and restated based on a $225 million facility with an option to expand to $300 million at later dates. In addition, on January 6, 2006, the Company amended and restated its Senior Note Agreement with John Hancock Life Insurance Company (see “Outstanding Debt and Other Financing Arrangements”). This amended and restated Senior Note Agreement provided an additional $6.2 million in funds to the Company and extended the maturity date to January 1, 2016 from April 1, 2008 and October 1, 2009 on $86.0 million of the notes.

Pension and Postretirement Benefit Plans

The Company’s employees not subject to a collective bargaining agreement participate in a cash balance pension plan (the “Benefit Plan”) sponsored by the Company. Under the Benefit Plan, participants are credited with an annual accrual based on years of service with the Company. The Company makes contributions to the Benefit Plan in amounts that are at least sufficient to meet the minimum funding requirements of applicable laws and regulations, but no more than amounts deductible for federal income tax purposes. The Company also has an Executive Salary Protection Plan (“ESPP II”) that provides supplemental post-termination retirement income based on each participant’s final salary and years of service as an officer of the Company. During fiscal 2006, the Company contributed $0.3 million and $3.1 million to the Benefit Plan for the 2005 plan year and 2006 plan year, respectively. In addition, the Company also contributed $0.7 million in fiscal 2006 to the ESPP II Plan to fund benefit payments to participants. At this time, the Company expects to make quarterly estimated contributions to the Benefit Plan totaling $3.2 million in fiscal 2007 for the 2007 plan year ($2.1 million) and 2006 plan year ($1.1 million). Additional contributions, if any, for the 2006 plan year will be due by September 14, 2007, while contributions for the 2007 plan year will be due by September 15, 2008. In addition, the Company expects to contribute $0.8 million to the ESPP II Plan to fund projected benefit payments to participants for the 2007 plan year.

Assuming a long-term rate of return on plan assets of 8.50%, a discount rate of 6.50% and certain other assumptions, the Company estimates that its combined pension expense for the Benefit Plan and ESPP II for fiscal 2007 will be approximately $4.9 million. Future pension expense will be affected by future investment performance, discount rates and other variables such as expected rate of compensation increases and mortality rates relating to plan participants. Decreasing both the discount rate and projected salary increase assumptions by 0.5% would increase the Company’s projected fiscal 2007 pension expense for the Benefit Plan and ESPP II by approximately $0.2 million.

The Company sponsors postretirement benefit plans that cover both nonunion and union employees. Retired nonunion employees currently are eligible for a plan providing medical benefits and a certain group of retired nonunion employees currently participate in a plan providing life insurance benefits for which active nonunion employees are no longer eligible.

Assuming a discount rate of 6.50% and certain other assumptions, the Company estimates that postretirement expense for fiscal 2007 will be approximately $3.5 million. Future postretirement expense will be affected by discount rates and other variables such as expected rate of compensation increases and projected health care trend rates.

Off-Balance Sheet Arrangements

As of the date of this report, with the exception of the transaction disclosed in Note 2 of Notes to Consolidated Financial Statements in Item 8, “Financial Statements and Supplementary Data,” the Company does not participate in transactions that generate relationships with unconsolidated entities or financial partnerships, such as entities often referred to as structured finance or special purpose entities, which would have been established for the purpose of facilitating off-balance sheet arrangements or other contractual narrow or limited purposes.

Contractual Obligations and Commercial Commitments

At September 30, 2006, the Company was contingently liable with respect to 12 lease guarantees for certain Members with commitments expiring through 2017. The Company believes the locations underlying these leases are marketable and, accordingly, that it will be able to recover a substantial portion of the guaranteed amounts in the event the Company is required to satisfy its obligations under the guarantees. In addition to the lease guarantees, the Company also guarantees certain third-party loans issued to Members and standby letters of credit to certain beneficiaries. Accordingly, with respect to the third-party loan guarantees, the Company would be required to pay these obligations in the event of default by the Member. The Company would be obligated under the standby letters of credit to the extent of any amount utilized by the beneficiaries.

During fiscal 2006 and 2004, the Company entered into two lease guarantees with two of its Members. The guarantees have twenty-year and ten-year terms, respectively, and as of September 30, 2006, the maximum potential amount of future payments that the Company could be required to make as a result of the Member’s non-payment of rent is approximately $3.5 million and $2.4 million, respectively. Pursuant to Financial Accounting Standards Board Interpretation No. 45, “Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others,” Unified has recorded a liability in connection with these guarantee arrangements. These liabilities, which amount to approximately $0.4 million and $0.1 million, respectively, at September 30, 2006, represent the premiums receivable from the Members as consideration for the guarantees, and are deemed to be the fair value of the lease guarantees. The Company does not believe, based on historical experience and information currently available, that it is probable that any amounts will be required to be paid under these guarantee arrangements.

The Company’s contractual obligations and commercial commitments at September 30, 2006 are summarized as follows:

(dollars in thousands)
	Payments due by period
Contractual Obligations	Total	Less than 1 year	1-3 years	4-5 years	More than 5 years
Senior secured notes	$96,480	$843	$9,637	$2,550	$83,450
Revolving lines of credit	53,600	—	53,600	—	—
Operating lease obligations	123,007	20,328	30,335	22,873	49,471
Capital lease obligations	49	49	—	—	—
Other long-term obligations	6,316	6,316	—	—	—
Secured borrowings to banks, including standby repurchase obligations	5,144	1,197	2,442	1,391	114
Projected interest on contractual obligations	57,449	10,783	13,275	11,690	21,701

Total contractual cash obligations	$342,045	$39,516	$109,289	$38,504	$154,736

(dollars in thousands)
	Payments due by period
Other Commercial Commitments	Total	Less than 1 year	1-3 years	4-5 years	More than 5 years
Standby letters of credit	$50,506	$50,506	$—	$—	$—
Lease and loan guarantees	24,962	4,841	12,926	5,083	2,112

Total commercial commitments	$75,468	$55,347	$12,926	$5,083	$2,112

Obligations under the Company’s Benefit Plan and ESPP II are disclosed in Note 11 of Notes to Consolidated Financial Statements in Item 8, “Financial Statements and Supplementary Data.”

The projected interest component on the Company’s contractual obligations was estimated based on the prevailing or contractual interest rates for the respective obligations over the period of the agreements (see Note 6 of Notes to Consolidated Financial Statements in Item 8, “Financial Statements and Supplementary Data”).

Prior to fiscal 2005, Springfield Insurance Company, a wholly owned insurance subsidiary of the Company, held investments carried at fair value on deposit with regulatory authorities in compliance with statutory insurance regulations. During fiscal 2005, Springfield Insurance Company entered into a $41.8 million standby letter of credit agreement to secure workers’ compensation claims in the event this subsidiary is unable to meet these obligations. The standby letter of credit is secured by investments of Springfield Insurance Company carried at fair values of $55.9 million and $45.0 million at September 30, 2006 and October 1, 2005 (including $1.3 million and $3.3 million in cash and cash equivalents), respectively, and such investments have concurrently been released from their deposit restriction by virtue of implementing and maintaining the standby letter of credit. During fiscal 2006, the standby letter of credit agreement was amended to (1) extend its expiration date to April 1, 2007, including an automatic extension without amendment for one year beyond the expiration date unless written notice of intention not to extend is given sixty days prior to the expiration date, and (2) increase the amount under the agreement to $46.0 million.

During August 2005, a Member of the Company, a related party as discussed in Note 17 to Notes to Consolidated Financial Statements in Item 8, “Financial Statements and Supplementary Data,” entered into a $0.9 million standby letter of credit agreement with our finance subsidiary to secure insurance coverage with Springfield Insurance Company, a wholly owned subsidiary, in the event the Member is unable to meet its obligations. Effective August 2006, this agreement was cancelled and replaced with a new standby letter of credit agreement with the same parties containing similar terms in the amount of $1.1 million. The non-transferable standby letter of credit expires in one year and is automatically renewable for one year without amendment unless 30 days’ prior written notice is provided.

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

The Company’s notes payable and scheduled maturities are summarized as follows:

(dollars in thousands)
	September 30, 2006	October 1, 2005

Senior secured notes expiring (1) January 1, 2016, payable monthly, interest only for five years (interest rates of 6.421% on $46.0 million and 7.157% on $40.0 million at September 30, 2006); $762 principal and interest payable monthly through January 1, 2016 (remaining $66.3 million due January 1, 2016); (2) October 1, 2009, payable monthly, interest only (interest rate of 8.71% at September 30, 2006 and October 1, 2005), $4.5 million and $40.0 million due October 1, 2009 at September 30, 2006 and October 1, 2005, respectively); and (3) April 1, 2008, (interest rate of 7.72% at September 30, 2006 and October 1, 2005); approximately $107 and $865 principal and interest payable monthly through April 1, 2008, with the remaining $4.4 million and $36.0 million due April 1, 2008 at September 30, 2006 and October 1, 2005, respectively

	$96,480	$92,459
Notes to banks under secured revolving credit agreement expiring December 5, 2007, interest rate at the lender’s base rate plus 0.00% at September 30, 2006 and October 1, 2005, or adjusted LIBOR (5.34% plus 1.25% at September 30, 2006 and 3.97% plus 1.25% at October 1, 2005)	53,600	64,000
Secured borrowings to banks, collateralized by member loans receivable, repayment based on terms of underlying collateral	5,144	305
Redemption subordinated notes, payable in twenty quarterly installments plus interest at 6.0%, maturity dates through October 2005	—	61
Capital investment notes (subordinated), interest at 5.0%, maturity dates through 2007	6,316	10,365
Obligations under capital leases	49	276

Total notes payable	161,589	167,466
Less portion due within one year	8,405	10,826

	$153,184	$156,640

The Company had a total of $96.5 million outstanding, at September 30, 2006, in senior secured notes to certain insurance companies and pension funds (referred to collectively as John Hancock Life Insurance Company, or “Hancock”) under a note purchase agreement dated September 29, 1999 (as amended, the “Senior Note Agreement”) as amended and restated effective January 6, 2006. At October 1, 2005, $92.5 million was outstanding under the Senior Note Agreement.

On January 6, 2006 (the “effective date”), the Company entered into an agreement (the “Amendment”) with Hancock which amended and restated its Senior Note Agreement to $96.8 million as of the effective date of the Amendment. The Amendment extended the maturity date to January 1, 2016 from April 1, 2008 and October 1, 2009 on $86.0 million of the notes. The Amendment also decreased interest rates that ranged from 7.72% to 8.71% on $86.0 million of notes to a range of 6.421% to 7.157%.

The Amendment calls for interest only payments for the first five years of the term, and then starting on the 61st payment, principal plus interest on the $86.0 million of notes. At the maturity date, a balloon payment of $66.3 million is due. In addition, $10.8 million of notes will mature on April 1, 2008 (monthly payments of principal plus interest at 7.72%) and October 1, 2009 (monthly payments of interest only at 8.71%), with balloon payments of $4.4 million and $4.5 million, respectively.

The notes continue to be secured by certain of the Company’s personal and real property and contain customary covenants, default provisions (including acceleration of the debt in the event of an uncured default), and prepayment penalties similar to those included in the original note purchase agreement.

In addition, the Company has a $225.0 million secured revolving credit facility (“Revolving Credit Agreement”). The Revolving Credit Agreement expires on December 5, 2007 and bears interest at either LIBOR plus an applicable margin (1.00% to 2.00%), or the lender’s base rate plus an applicable margin (0.00% to 0.75%). In each case, the applicable margin is based on the ratio of funded debt to operating cash flow. The Revolving Credit Agreement permits advances of up to 85% of eligible accounts receivable and 65% of eligible inventories. The unused portion of the credit line is subject to a commitment fee of 0.25%. The Revolving Credit Agreement is collateralized by the accounts receivable and inventories of the Company and certain subsidiaries. The Company had $53.6 million and $64.0 million outstanding under the Revolving Credit Agreement at September 30, 2006 and October 1, 2005, respectively.

The Revolving Credit Agreement and the Senior Note Agreement Amendment each contain customary representations, warranties, financial covenants, and default and pre-payment provisions for these types of financing. Obligations under these credit agreements are senior to the rights of Members with respect to Required Deposits, patronage dividend certificates and subordinated notes. Both the Revolving Credit Agreement and the Senior Note Agreement Amendment limit the incurrence of additional funded debt and the incurrence of liens except permitted liens. Examples of default conditions include the failure to pay an installment of principal or interest under the agreements, the making of false representations and warranties, and non-compliance with one or more financial covenants (minimum tangible net worth, fixed charge coverage ratio and funded debt to earnings before interest, income taxes, depreciation, amortization and patronage dividends, “EBITDAP”). The Revolving Credit Agreement and the Senior Note Agreement Amendment both limit distributions to shareholders (including the repurchase of shares) to designated permitted redemptions, and prohibit all distributions and payments on Patronage Certificates when an event of default has occurred and is continuing. In the event the Company is not in compliance with the financial covenants of the Revolving Credit Agreement and the Senior Note Agreement Amendment, the continued availability of loan funds or the terms upon which such loans would be available could be negatively impacted, and the impact to the Company could be material. As of September 30, 2006, the Company was in compliance with all applicable covenants of its Revolving Credit Agreement and Senior Note Agreement Amendment.

On December 5, 2006, the Company amended and restated the revolving credit facility. The amended and restated facility permits advances and letters of credit up to $225 million, with an option to expand to $300 million in the future. The amended and restated facility matures on January 31, 2012. The amended and restated facility continues to be secured by the inventory and accounts receivable of the Company and certain subsidiaries. Interest is based on either LIBOR plus an applicable margin (0.75% to 1.75%), or the lender’s base rate plus an applicable margin (0.00% to 0.25%).

A $10.0 million credit agreement with a third party bank is collateralized by Grocers Capital Company’s (“GCC”) Member loan receivables. GCC is a wholly owned subsidiary of the Company whose primary function is to provide financing to Members who meet certain credit requirements. Funding for loans is derived from the cash reserves of GCC, as well as the $10.0 million credit facility. The credit agreement, which was amended and restated, matures on June 9, 2007. Amounts advanced under the credit agreement bear interest at prime (8.25% and 6.75%) or Eurodollar (5.36% and 4.05%) plus 2.25% at September 30, 2006 and October 1, 2005, respectively. The applicable rate is determined at the Company’s discretion. The unused portion of the credit line is subject to a commitment fee of 0.125%. GCC had no borrowings outstanding at September 30, 2006 or October 1, 2005. The Company has begun the process to extend the term of the $10.0 million credit facility.

Member loan receivables are periodically sold by GCC to the third party bank through a loan purchase agreement. This loan purchase agreement, which was amended and restated, matures on June 9, 2007. The Company has begun the process to extend the term of the loan purchase agreement. Total loan purchases under the agreement are limited to a total aggregate principal amount outstanding of $70.0 million. The loan purchase agreement does not qualify for sale treatment pursuant to SFAS No. 140, “Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities” and, accordingly, the Company accounts for the transfer of these financial assets as a secured borrowing with a pledge of collateral. The aggregate amount of secured borrowings with the third party bank was $5.1 million and $0.3 million at September 30, 2006 and October 1, 2005, respectively. The pledged collateral included in current notes receivable was $1.2 million and $0.1 million and non-current amounts were $3.9 million and $0.2 million at September 30, 2006 and October 1, 2005, respectively. The notes receivable generally bear interest at rates averaging prime plus 2.00%, are paid monthly and have maturity dates ranging from 2006 to 2013.

Pursuant to the Company’s merger (the “Merger”) with United Grocers, Inc. (“United”), Unified agreed to repurchase excess Class B Shares held by former shareholders of United that were received in the Merger and tendered for redemption prior to January 28, 2001. The price paid for the excess Class B Shares was the Exchange Value as of April 2, 1999 of the shares of the Company’s common stock for which the excess Class B Shares were exchanged in the Merger. The Company purchased such shares by issuing notes referred to as “redemption subordinated notes,” which are payable in twenty equal quarterly principal installments and bear interest at 6% per year. The Company paid $0.1 million and $0.7 million on the notes in fiscal 2006 and fiscal 2005, respectively. As of September 30, 2006, the balance outstanding on these notes has been fully paid.

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

The Company also guarantees certain loans made directly to Members by third-party lenders. At September 30, 2006 and October 1, 2005, the maximum principal amount of these guarantees was $0.2 million. Member loans, provided by the Company and third parties, are generally secured with collateral, which usually consists of personal and real property owned by Members and may include personal guarantees of Members at the discretion of the Company.

MEMBER INVESTMENTS AND PATRONAGE DIVIDENDS

Members are required to meet specific capitalization requirements, which include capital stock ownership and may include required cash deposits. In addition, each Member must meet minimum purchase requirements that may be modified at the discretion of the Company’s Board of Directors (the “Board”). Unified currently requires each Member to hold Class B Shares having an issuance value equal to an amount determined under one of the two methods as discussed below (the “Class B Share requirement”). For purposes of determining the Class B Share requirement, each Class B Share held by a Member has an issuance value equal to the Exchange Value Per Share of the Company’s outstanding shares at the close of the fiscal year end prior to the issuance of such Class B Shares.

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

A reduced investment option is available if certain qualifications are met. The Standard Class B Investment requirement (“SBI”) is twice the amount of certain of the Member’s average weekly purchases, except for meat and produce, which are one times average weekly purchases. If purchases are not made weekly, the average weekly purchases are based on the number of weeks in which purchases were actually made. Members may apply for the Reduced Class B Investment requirement (“RBI”), which requires Members to pay for their purchases electronically on the statement due date and demonstrate credit worthiness. The RBI is based on a sliding scale such that additional purchase volume marginally reduces the requirement as a percentage of purchase volume. These modifications were effective as of the end of the second quarter of fiscal 2005. Members who do not apply for the RBI remain on the SBI.

New Members typically must satisfy their Class B Share requirement entirely through the holding of Class B Shares by the end of the sixth year of membership. In such cases, the purchase price for Class B Shares may be paid by either direct purchase or new Members may satisfy their Class B Share requirement over the five consecutive fiscal years commencing with the first year after admission as a Member by acquiring Class B Shares at the rate of 20% per year if a subordinated cash deposit (“Required Deposit”) is provided for the full amount of the Class B Share requirement.

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

Upon request, the Company will return Excess Deposits to Members provided that the Member is not in default of any of its obligations to Unified. Members may have cash in their deposit accounts that exceed the Required Deposit amounts if the Members’ purchases during the period when the Required Deposit amount is determined to have declined from the previous measuring period or the Members have received cash patronage dividends, which are deposited into the Members’ deposit accounts. If membership status is terminated, Members are entitled to have their cash deposits returned, less any amounts owed to Unified. In all cases, a return of that portion of the Member’s cash deposits that consists of Required Deposits will be governed by the applicable subordination provisions and will be returned only to the extent permitted by the subordination provisions. In addition, a withdrawing Member is entitled to recover Required Deposits in excess of its obligations to Unified if permitted by the applicable subordination provisions. The Company does not permit the Member to offset any obligations owing to Unified against the Required Deposit.

Unified’s obligation to repay Members’ Required Deposit accounts on termination of Member status (once the Member’s obligations to Unified have been satisfied) is reported as a long-term liability on Unified’s consolidated balance sheets. Excess Deposits are not subordinated to Unified’s other obligations and are reported as short-term liabilities on Unified’s consolidated balance sheets. At September 30, 2006 and October 1, 2005, Unified had $10.2 and $10.4 million, respectively, in “Members’ required deposits” and $13.9 and $13.4 million, respectively, in “Members’ excess deposits and declared patronage dividends” (of which $10.7 and $10.0 million, respectively, represented Excess Deposits as previously defined).

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

In December 2002, as part of its fiscal 2003 Equity Enhancement Plan, the Board and the shareholders authorized the creation of a new class of equity, denominated “Class E Shares.” The Class E Shares were issued as a portion of the patronage dividends issued for the Cooperative Division in fiscal 2006, fiscal 2005, fiscal 2004 and fiscal 2003, and may be issued as a portion of the patronage dividends issued for the Cooperative Division in future periods, as determined annually at the discretion of the Board. The Class E Shares have a stated value of $100 per share, and are non-voting equity securities. Dividends on Class E Shares can be declared and may be payable at the discretion of the Board. Class E Shares are transferable only with the consent of the Company.

For fiscal 2005 and 2004, patronage dividends in the Cooperative Division were paid to Members in the form of:

•	Class B Shares to the extent of any deficiency in the Member meeting its Class B Share requirement; and

•	Class E Shares for the balance of the patronage dividend due to the Member.

For fiscal 2006, patronage dividends in the Cooperative Division will be paid to Members as follows:

•	The first 30% of the patronage dividend will be distributed in Class E Shares.

•	The remaining 70% of the patronage dividend will be distributed as a combination of cash and Class B Shares as follows:

•	The first 20% of this portion of the dividend will be paid in cash.

•	The remaining amount will be paid in Class B Shares to the extent of any deficiency in the Member meeting its Class B Share Requirement, and the remainder will be deposited in cash to the Member’s deposit fund.

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

Insurance Reserves.    The Company’s insurance subsidiaries provide various types of insurance products to its Members including workers’ compensation, general liability, auto, directors and officers and others. Certain of the Company’s insurance subsidiaries are regulated by the State of California and are subject to the rules and regulations promulgated by the appropriate state regulatory agencies. There are many factors that contribute to the variability in estimating insurance loss reserves and related costs. Changes in state regulations may have a direct impact on workers’ compensation cost and reserve requirements. In fiscal 2004, mandatory contributions to the California Workers’ Compensation Fund for California based companies were reduced to somewhat mitigate the impact of the rising workers’ compensation cost to these businesses. The cost of insurance and the sufficiency of loss reserves are also impacted by actuarial estimates based on a detailed analysis of health care cost trends, mortality rates, claims history, demographics and industry trends. As a result, the amount of the loss reserve and the related expense is significantly affected by these variables, as well as the periodic changes in state and federal law. The Company regularly assesses the sufficiency of its loss reserves, which represent potential future claims and settlements to policyholders. Insurance reserves are recorded based on estimates and assumptions made by management using data available at the valuation date and are validated by third party actuaries to ensure such estimates are within acceptable ranges. In addition, the Company’s Wholesale Distribution segment is self insured for workers’ compensation of up to $300,000 per incident, while the Company’s insurance subsidiaries provide additional coverage from $300,001 to $1,000,000 per incident. Insurance reserves maintained by the Company’s insurance subsidiaries and the Company’s reserve for projected workers’ compensation payouts totaled approximately $57.0 million as of September 30, 2006 and $64.9 million as of October 1, 2005.

Allowance for Uncollectible Accounts and Notes Receivable.    The preparation of the Company’s consolidated financial statements requires management to make estimates of the collectibility of its accounts and notes receivable. The Company’s trade and short-term notes receivable, net was approximately $146.3 million and $145.3 million (including approximately $5.3 million and $5.5 million of short-term notes receivable) at

September 30, 2006 and October 1, 2005, respectively. The Company’s long-term notes receivable, net was approximately $10.6 million and $9.6 million at September 30, 2006 and October 1, 2005, respectively. Management regularly analyzes its accounts and notes receivable for changes in the credit-worthiness of customers, economic trends and other variables that may affect the adequacy of recorded reserves for potential bad debt. In determining the appropriate level of reserves to establish, the Company utilizes several techniques including specific account identification, percentage of aged receivables and historical collection and write-off trends. In addition, the Company considers in its reserve calculations collateral such as redemption notes, Member shareholdings, cash deposits and personal guarantees. A bankruptcy or financial loss associated with a major customer could have a material adverse effect on the Company’s sales and operating results. The Company’s allowance for doubtful accounts for trade and short-term notes receivable was approximately $2.4 million and $2.5 million at September 30, 2006 and October 1, 2005, respectively, and $0.5 million and $0.9 million for long-term notes receivable at September 30, 2006 and October 1, 2005, respectively.

Lease Loss Reserves.    The Company has historically subleased store sites to independent retailers who meet certain credit requirements, at rates that are at least as high as the rent paid by the Company. Under the terms of the original lease agreements, the Company remains primarily liable for any financial commitments a retailer may no longer be able to satisfy. Should a retailer be unable to perform under the terms of the sublease, the Company would record a charge to earnings for the cost of the remaining term of the lease, less any expected sublease income, at net present value. The Company is also contingently liable for certain subleased facilities. Variables affecting the level of lease reserves recorded include the remaining lease term, vacancy rates of leased property, the state of the economy, property taxes, common area maintenance costs and the time required to sublease the property. Favorable changes in economic conditions, leading to shorter vacancy periods or higher than expected sublease rental commitments, could result in a reduction of the required reserves. The Company’s lease reserves for all leased locations were approximately $11.2 million and $9.8 million as of September 30, 2006 and October 1, 2005, respectively.

Goodwill and Intangible Assets.    The Company’s operating results are highly dependent upon either maintaining or growing its distribution volume to its customers. The Company’s top ten Member and non-member customers constituted approximately 42% of total sales at September 30, 2006. A significant loss in membership or volume could adversely affect the Company’s operating results. The Merger with United resulted in the recording of goodwill representing the intangible assets of the acquired business. The carrying value of the goodwill was approximately $24.3 million at September 30, 2006. Although the sales volume and customer base of the combined entity remains strong, significant reductions in the distribution volume in the future could potentially impair the carrying amount of goodwill necessitating a write-down of this asset.

The Company evaluates its goodwill and intangible assets for impairment pursuant to SFAS No. 142, “Goodwill and Other Intangible Assets,” which provides that goodwill and other intangible assets with indefinite lives are not amortized but tested for impairment annually, or more frequently if circumstances indicate potential impairment. The impairment test is comprised of two steps: (1) a reporting unit’s fair value is compared to its carrying value; if the fair value is less than its carrying value, impairment is indicated; and (2) if impairment is indicated in the first step, it is measured by comparing the implied fair value of goodwill and intangible assets to its carrying value at the reporting unit level. In determining fair value, the Company uses the discounted cash flow method, which assumes a certain growth rate projected over a period of time in the future and then discounted to net present value using the Company’s estimated cost of capital. The Company evaluates its goodwill for impairment in the third quarter of each fiscal year. Accordingly, the Company tested its goodwill and noted no impairment for the fiscal quarter ended July 1, 2006. In addition to the annual impairment test required under SFAS No. 142, during fiscal 2006 and 2005, the Company assessed whether events or circumstances occurred that potentially indicate that the carrying amount of these assets may not be recoverable. The Company concluded that there were no such events or changes in circumstances during fiscal 2006 and 2005 and determined that the fair value of the Company’s reporting units was in excess of its carrying value as of September 30, 2006 and October 1, 2005. Consequently, no impairment charges were recorded in fiscal 2006 and 2005.

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

On a quarterly basis, the Company assesses whether events or changes in circumstances occur that potentially indicate the carrying value of long-lived assets may not be recoverable. The Company concluded that there were no material events or significant changes in circumstances during fiscal 2006 and 2005.

Tax Valuation Allowances.    The Company accounts for income taxes in accordance with SFAS No. 109, “Accounting for Income Taxes” (“SFAS No. 109”), which requires that deferred tax assets and liabilities be recognized using enacted tax rates for the effect of temporary differences between the book and tax bases of recorded assets and liabilities. SFAS No. 109 also requires that deferred tax assets be reduced by a valuation allowance if it is more likely than not that some portion or all of the net deferred tax asset will not be realized. In accordance with SFAS No. 109 and post quasi-reorganization accounting, valuation allowance reductions are accounted for as an adjustment to additional paid-in capital, while increases to the valuation allowance are accounted for as an adjustment to the income tax provision. The Company had approximately $20.7 million and $18.6 million in net deferred tax assets at September 30, 2006 and October 1, 2005. Management evaluated the available positive and negative evidence in assessing the Company’s ability to realize the benefits of the net deferred tax assets at September 30, 2006 and October 1, 2005 and concluded it is more likely than not that the Company does not require a tax valuation allowance. The net deferred tax assets should be realized through future operating results and the reversal of temporary differences. Of the net deferred tax assets, $10.6 million and $12.4 million are classified as current assets in deferred income taxes and $10.1 million and $6.2 million are included in other assets in the accompanying consolidated balance sheets as of September 30, 2006 and October 1, 2005, respectively.

Pension and Postretirement Benefit Plans.    The Company’s non-union employees participate in Company sponsored defined benefit pension and postretirement benefit plans. Officers of the Company also participate in a Company sponsored ESPP II plan, which provides supplemental post-termination retirement income based on each participant’s final salary and years of service as an officer of the Company. The Company accounts for these benefit plans in accordance with SFAS No. 87, “Employers’ Accounting for Pensions,” SFAS No. 106 “Employers’ Accounting for Postretirement Benefits Other Than Pensions” and SFAS No. 112 “Employers’ Accounting for Postemployment Benefits—an amendment of FASB Statements No. 5 and 43” which require the Company to make actuarial assumptions that are used to calculate the carrying value of the related assets and liabilities and the amount of expenses to be recorded in the Company’s consolidated financial statements. Assumptions include the expected return on plan assets, discount rates, projected life expectancies of plan participants, anticipated salary increases and health care cost trends. The assumptions are regularly evaluated by management in consultation with outside actuaries who are relied upon as experts. While the Company believes the underlying assumptions are appropriate, the carrying value of the related assets and liabilities and the amount of expenses recorded in the consolidated financial statements could differ if other assumptions are used.

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

Beginning with its second quarter of fiscal 2004, the Company adopted EITF Issue No. 03-10, “Application of Issue No. 02-16 by Resellers to Sales Incentives Offered to Consumers by Manufacturers” (“EITF No. 03-10”), which requires manufacturers’ sales incentives offered directly to consumers that do not meet certain criteria to be reflected as a reduction of revenue in the financial statements of a reseller. Accordingly, certain discounts and allowances negotiated by the Company on behalf of its Members are classified as a reduction in cost of sales with a corresponding reduction in net sales. Vendor funds that offset costs incurred on behalf of the vendor are classified as a reduction in distribution, selling and administrative expenses.

Recently Issued Pronouncements

In September 2006, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards No. 158, “Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans” (“SFAS No. 158”). SFAS No. 158 requires that employers recognize on a prospective basis the funded status of an entity’s defined benefit pension and postretirement plans as an asset or liability in the financial statements, requires the measurement of defined benefit pension and postretirement plan assets and obligations as of the end of the employer’s fiscal year, and requires recognition of the funded status of defined benefit pension and postretirement plans in other comprehensive income. SFAS No. 158 also requires additional disclosures in the notes to the financial statements. An employer without publicly traded equity securities shall initially apply the requirement to recognize the funded status of a benefit plan and the disclosure requirements as of the end of the fiscal year ending after June 15, 2007. Accordingly, the Company will adopt SFAS No. 158 in the fourth quarter of its fiscal year ending September 29, 2007. The requirement to measure plan assets and benefit obligations as of the date of the employer’s fiscal year-end statement of financial position shall be effective for fiscal years ending after December 15, 2008. Accordingly, the Company will adopt this requirement effective with its fiscal year-end 2009. The Company is currently assessing the impact this standard will have on its consolidated financial statements.

In September 2006, the FASB issued Statement of Financial Accounting Standards No. 157, “Fair Value Measurements” (“SFAS No. 157”). SFAS No. 157 provides guidance for using fair value to measure assets and liabilities. Under SFAS No. 157, fair value refers to the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants in the market in which the reporting entity transacts. SFAS No. 157 establishes a fair value hierarchy that prioritizes the information used to develop the assumptions that market participants would use when pricing the asset or liability. The fair value hierarchy gives the highest priority to quoted prices in active markets and the lowest priority to unobservable data. In addition, SFAS No. 157 requires that fair value measurements be separately disclosed by level within the fair value hierarchy. SFAS No. 157 does not require new fair value measurements and is effective for financial statements issued for fiscal years beginning after November 15, 2007 and interim periods within those fiscal years. Accordingly, SFAS No. 157 will be adopted commencing in the first quarter for the Company’s fiscal year 2009. The Company is currently assessing the impact this standard may have on its consolidated financial statements.

In September 2006, the Securities and Exchange Commission (“SEC”) issued Staff Accounting Bulletin No. 108, “Considering the Effects of Prior Year Misstatements when Quantifying Misstatements in Current Year Financial Statements” (“SAB No. 108”). SAB No. 108 provides interpretive guidance on how the effects of the carryover or reversal of prior year misstatements should be considered in quantifying a current year misstatement. The SEC staff believes that registrants should quantify errors using both a balance sheet and an income statement approach and evaluate whether either approach results in quantifying a misstatement that, when all relevant quantitative and qualitative factors are considered, is material. The guidance in SAB No. 108 must be applied to annual financial statements for fiscal years ending after November 15, 2006. Accordingly, the Company will adopt SAB No. 108 effective with its fiscal year ending September 29, 2007. The Company is currently assessing the impact that adopting SAB No. 108 may have on its consolidated financial statements.

In July 2006, the FASB issued Interpretation No. 48 (“FIN 48”), “Accounting for Uncertainty in Income Taxes,” which clarifies the accounting for uncertainty in income taxes recognized in the financial statements in accordance with FASB Statement No. 109, “Accounting for Income Taxes.” FIN 48 provides guidance on the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. FIN 48 also provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosures, and transition. FIN 48 is effective for fiscal years beginning after December 15, 2006. Accordingly, FIN 48 will be adopted commencing in the first quarter of the Company’s fiscal year 2008. The Company is currently assessing the financial impact of FIN 48 on its consolidated financial statements.

In November 2005, the FASB issued Staff Position Nos. FAS 115-1 and FAS 124-1, “The Meaning of Other-Than-Temporary Impairment and Its Application to Certain Investments” (“FAS 115-1” and “FAS 124-1”). FAS 115-1 and FAS 124-1 address determining when an investment is considered impaired and whether that impairment is other-than-temporary, and measuring impairment loss as well as addressing the accounting after an entity recognized an other-than-temporary impairment. Certain disclosures about unrealized losses that the entity did not recognize as other-than-temporary impairments are also addressed. FAS 115-1 and FAS 124-1 are effective for periods beginning after December 15, 2005. The Company adopted this pronouncement beginning with its fiscal year 2006. The adoption of FAS 115-1 and FAS 124-1 did not have a significant impact on its financial condition and results of operations.

In October 2005, the FASB issued FASB Staff Position No. 13-1, “Accounting for Rental Costs Incurred During a Construction Period” (“FSP No. 13-1”), which requires rental costs associated with ground or building operating leases that are incurred during a construction period to be recognized as rental expense. FSP No. 13-1 is effective for periods beginning after December 15, 2005. The Company adopted this pronouncement beginning with its fiscal year 2006. The adoption of FSP No. 13-1 did not have a significant impact on its financial condition and results of operations.

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

In March 2005, the FASB issued FASB Interpretation No. 47 (“FIN 47”), “Accounting for Conditional Asset Retirement Obligations—an Interpretation of FASB Statement No. 143, “Accounting for Asset Retirement Obligations.” FIN 47 clarifies that the term conditional asset retirement obligation (“CARO”) as used in FASB Statement No. 143, “Accounting for Asset Retirement Obligations” (“SFAS No. 143”), refers to a legal obligation to perform an asset retirement activity in which the timing and (or) method of settlement are conditional on a future event that may or may not be within the control of the entity. The obligation to perform the asset retirement activity is unconditional even though uncertainty exists about the timing and (or) method of settlement. Therefore, an entity is required to recognize a liability for the fair value of a CARO when that obligation is incurred (generally upon acquisition, construction, or development and (or) through the normal operation of the asset), if the liability’s fair value can be reasonably estimated. Any uncertainty surrounding the timing and method of settlement that is conditional on the occurrence of a future event should be factored into the measurement of the liability, not the timing of its recognition. If sufficient information is not available at the time the liability is incurred, paragraph 3 of SFAS No. 143 requires a liability to be recognized initially in the period in which sufficient information becomes available to estimate its fair value. The provisions of FIN 47 are effective no later than fiscal years ending after December 15, 2005. Retrospective application of interim financial information is permitted but is not required. The Company adopted this pronouncement for fiscal year 2006. The adoption of FIN 47 did not have a significant impact on the Company’s financial position or results of operations.

In November 2004, the FASB issued SFAS No. 151, “Inventory Costs, an amendment of ARB No. 43, Chapter 4” (“SFAS No. 151”), which amends the guidance in Accounting Research Bulletin (“ARB”) No. 43, Chapter 4, “Inventory Pricing” to clarify the accounting for abnormal amounts of idle facility expense, freight, handling costs and spoilage. SFAS No. 151 requires that these costs be expensed as current period charges. In addition, SFAS No. 151 requires that the allocation of fixed production overhead to the costs of conversion be based on normal capacity of the production facilities. The provisions of SFAS No. 151 are effective for inventory costs incurred during fiscal years beginning after June 15, 2005; hence, the Company adopted its provisions effective October 2, 2005, the beginning of its fiscal year 2006. The adoption did not have a significant impact on the Company’s financial position or results of operations.

Item 7A.    QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

The following discussion of the market risks the Company faces contains forward-looking statements. Forward-looking statements are subject to risks and uncertainties. Actual results could differ materially from those discussed in the forward-looking statements.

Unified has only limited involvement with derivative financial instruments that are used to manage well-defined interest rate risks. At September 30, 2006 and October 1, 2005, the Company held no derivative financial instruments.

Unified is subject to interest rate changes on its notes payable under the Company’s credit agreements that may affect the fair value of the notes payable, as well as cash flow and earnings. Based on the notes payable outstanding at September 30, 2006 and the current market conditions, a one percent increase in the applicable interest rates would decrease the Company’s annual cash flow and pretax earnings by approximately $0.6 million. Conversely, a one percent decrease in the applicable interest rates would increase annual cash flow and pretax earnings by $0.6 million.

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

Item 8.    FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Report of Independent Registered Public Accounting Firm

To the Shareholders and Board of Directors

Unified Western Grocers, Inc.

We have audited the accompanying consolidated balance sheets of Unified Western Grocers, Inc. and subsidiaries (the “Company”) as of September 30, 2006 and October 1, 2005 and the related consolidated statements of earnings and comprehensive earnings, shareholders’ equity and cash flows for each of the three years in the period ended September 30, 2006. Our audits also included the consolidated financial statement schedule listed in the index at Item 15(a)(2). These financial statements and the financial statement schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements and the financial statement schedule based on our audits.

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

In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of Unified Western Grocers, Inc. and subsidiaries as of September 30, 2006 and October 1, 2005 and the results of their operations and their cash flows for each of the three years in the period ended September 30, 2006, in conformity with accounting principles generally accepted in the United States of America. Also, in our opinion, such financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly in all material respects the information set forth therein.

Los Angeles, California

December 15, 2006

Unified Western Grocers, Inc. and Subsidiaries

Consolidated Balance Sheets

(dollars in thousands)

	September 30, 2006	October 1, 2005
Assets

Current Assets:
Cash and cash equivalents (including $0.3 million held at a variable interest entity at October 1, 2005)	$11,150	$17,437
Accounts and current portion of notes receivable, net of allowances of $2.4 million and $2.5 million at September 30, 2006 and October 1, 2005, respectively	146,321	145,279
Inventories	206,843	193,157
Prepaid expenses	8,817	6,948
Deferred income taxes	10,563	12,408

Total current assets	383,694	375,229
Properties, net	176,333	177,946
Investments	74,972	78,604
Notes receivable, less current portion and net of allowances of $0.5 million and $0.9 million at September 30, 2006 and October 1, 2005, respectively	10,621	9,584
Goodwill	27,982	27,982
Other assets, net	43,513	38,704

Total Assets	$717,115	$708,049

Liabilities and Shareholders’ Equity

Current Liabilities:
Accounts payable	$153,577	$156,754
Accrued liabilities	108,718	118,835
Current portion of notes payable	8,405	10,826
Patrons’ excess deposits and declared patronage dividends	13,904	13,432

Total current liabilities	284,604	299,847
Notes payable, less current portion	153,184	156,640
Long-term liabilities, other	103,682	98,233
Patrons’ deposits and certificates:
Patrons’ required deposits	10,211	10,367
Subordinated patronage dividend certificates	3,141	3,141
Commitments and contingencies

Shareholders’ equity:
Class A Shares: 500,000 shares authorized, 154,150 and 132,800 shares outstanding at September 30, 2006 and October 1, 2005, respectively	25,333	21,023
Class B Shares: 2,000,000 shares authorized, 495,041 and 505,757 shares outstanding at September 30, 2006 and October 1, 2005, respectively	81,306	81,913
Class E Shares: 2,000,000 shares authorized, 186,350 and 155,711 shares outstanding at September 30, 2006 and October 1, 2005, respectively	18,635	15,571
Retained earnings after elimination of accumulated deficit of $26,976 effective September 28, 2002	38,017	22,514
Receivable from sale of Class A Shares to members	(989)	(726)
Accumulated other comprehensive (loss) earnings	(9)	(474)

Total shareholders’ equity	162,293	139,821

Total Liabilities and Shareholders’ Equity	$717,115	$708,049

The accompanying notes are an integral part of these statements.

Unified Western Grocers, Inc. and Subsidiaries

Consolidated Statements of Earnings and Comprehensive Earnings

(dollars in thousands)

	September 30, 2006 (52 Weeks)	October 1, 2005 (52 Weeks)	October 2, 2004 (53 Weeks)
Net sales	$2,953,823	$2,866,862	$3,039,953
Cost of sales	2,657,278	2,575,936	2,737,957
Distribution, selling and administrative expenses	237,192	237,425	251,956

Operating income	59,353	53,501	50,040
Interest expense	(14,326)	(14,851)	(17,320)

Earnings before patronage dividends and income taxes	45,027	38,650	32,720
Patronage dividends	(20,973)	(21,404)	(20,742)

Earnings before income taxes	24,054	17,246	11,978
Income taxes	7,912	6,426	4,572

Net earnings	16,142	10,820	7,406

Other comprehensive earnings (loss), net of income taxes:
Unrealized holding (loss) gain on investments	99	(162)	278
Minimum pension liability adjustment	366	(339)	377

Comprehensive earnings	$16,607	$10,319	$8,061

The accompanying notes are an integral part of these statements.

Unified Western Grocers, Inc. and Subsidiaries

Consolidated Statements of Shareholders’ Equity

(dollars in thousands)

For the fiscal years ended September 30, 2006, October 1, 2005 and October 2, 2004	Class A		Class B		Class E		Retained Earnings (Accum- ulated Deficit)	Rece- ivable from sale of Class A Shares	Accumulated Other Comprehensive Earnings (Loss)	Total
	Shares	Amount	Shares	Amount	Shares	Amount
Balance, September 27 2003	101,625	$15,348	501,867	$78,371	36,924	$3,692	$5,279	$(673)	$(628)	$110,389
Class A Shares issued	28,114	4,586								4,586
Class A Shares converted to Class B Shares	(150)	(28)	150	28						—
Class A Shares redeemed	(24,875)	(3,936)					(301)			(4,237)
Class B Shares issued			29,637	5,172						5,172
Class B Shares converted to Class A Shares	6,986	1,104	(6,986)	(1,104)						—
Class B Shares redeemed			(194)	(36)			(1)			(37)
Class E Shares issued					55,903	5,591				5,591
Net earnings							7,406			7,406
Increase in receivable from sale of Class A Shares to members								(374)		(374)
Net unrealized gain on appreciation of investments (net of deferred tax liability of $144)									278	278
Minimum pension liability adjustment (net of deferred tax benefit of $247)									377	377
Quasi-reorganization adjustments:
Adjustment to pre quasi-reorganization discontinued operations reserves (net of deferred tax benefit of $805)		(160)		(1,071)						(1,231)
Other adjustments (net of deferred tax benefit of $134)		33		226						259

Balance, October 2, 2004	111,700	16,947	524,474	81,586	92,827	9,283	12,383	(1,047)	27	119,179
Class A Shares issued	25,495	4,375								4,375
Class A Shares redeemed	(9,300)	(1,484)					(103)			(1,587)
Class B Shares issued			27,730	5,427						5,427
Class B Shares converted to Class A Shares	4,905	848	(4,905)	(848)						—
Class B Shares redeemed			(33,743)	(5,291)			(586)			(5,877)
Class B Shares retired			(7,799)	(1,234)						(1,234)
Class E Shares issued					63,428	6,343				6,343
Class E Shares redeemed					(544)	(55)				(55)
Net earnings							10,820			10,820
Decrease in receivable due to payment for Class A Shares by members								321		321
Net unrealized loss on depreciation of investments (net of deferred tax benefit of $90)									(162)	(162)
Minimum pension liability adjustment (net of deferred tax benefit of $231)									(339)	(339)
Quasi-reorganization adjustments:
Adjustment to pre quasi-reorganization discontinued operations reserves (net of deferred tax benefit of $33)		(7)		(45)						(52)
Reduction of pre quasi-reorganization income tax valuation allowance		344		2,318						2,662

Balance, October 1, 2005	132,800	21,023	505,757	81,913	155,711	15,571	22,514	(726)	(474)	139,821
Class A Shares issued	25,997	5,012								5,012
Class A Shares redeemed	(9,550)	(1,557)					(271)			(1,828)
Class B Shares issued			17,642	3,889						3,889
Class B Shares converted to Class A Shares	4,903	855	(4,903)	(855)						—
Class B Shares redeemed			(23,455)	(3,641)			(368)			(4,009)
Class E Shares issued					30,639	3,064				3,064
Net earnings							16,142			16,142
Increase in receivable from sale of Class A Shares to members								(263)		(263)
Net unrealized gain on appreciation of investments (net of deferred tax liability of $51)									99	99
Minimum pension liability adjustment (net of deferred tax liability of $249)									366	366

Balance, September 30, 2006	154,150	$25,333	495,041	$81,306	186,350	$18,635	$38,017	$(989)	$(9)	$162,293

The accompanying notes are an integral part of these statements.

Unified Western Grocers, Inc. and Subsidiaries

Consolidated Statements of Cash Flows

(dollars in thousands)

	September 30, 2006	October 1, 2005	October 2, 2004
Cash flows from operating activities:
Net earnings	$16,142	$10,820	$7,406
Adjustments to reconcile net earnings to net cash provided by operating activities:
Depreciation and amortization	21,239	24,181	28,921
Provision for doubtful accounts	(473)	712	1,462
Loss (gain) on sale of properties	(107)	112	—
Gain on sale of investment in mandatorily redeemable preferred stock	(1,148)	—	—
Deferred income taxes	(2,054)	(5,935)	3,795
Purchases of trading securities	(6,899)	(8,946)	(1,199)
Proceeds from maturities or sales of trading securities	5,053	852	1,279
(Increase) decrease in assets:
Accounts receivable	(1,277)	(4,712)	6,798
Inventories	(13,686)	(2,112)	6,061
Prepaid expenses	(1,869)	748	(2,501)
Benefit plan assets	(3,384)	(7,480)	(3,487)
Increase (decrease) in liabilities:
Accounts payable	(3,177)	7,139	(13,669)
Accrued liabilities	(10,417)	(3,108)	19,804
Long-term liabilities, other	10,516	7,767	7,043

Net cash provided by continuing operating activities	8,459	20,038	61,713

Net cash utilized by discontinued operating activities	—	(71)	(5,161)

Net cash provided by operating activities	8,459	19,967	56,552

Cash flows from investing activities:
Purchases of properties	(14,163)	(11,746)	(10,578)
Purchases of securities and other investments	(34,543)	(34,517)	(19,091)
Proceeds from maturities or sales of securities and other investments	41,319	30,136	10,983
(Increase) decrease in notes receivable	(329)	4,191	12,361
Proceeds from sales of properties	66	46	—
Increase in other assets	(7,002)	(5,496)	(8,971)

Net cash utilized by investing activities	(14,652)	(17,386)	(15,296)

Cash flows from financing activities:
Additions to long-term notes payable	4,943	—	—
Reduction of long-term notes payable	—	(24,240)	(31,045)
Reduction of short-term notes payable	(11,143)	(9,961)	(12,446)
Payment of deferred financing fees	(75)	(46)	(2,625)
Increase in members’ excess deposits and declared patronage dividends	472	485	1,326
Decrease in members’ required deposits	(156)	(3,772)	(1,211)
Decrease (increase) in receivable from sale of Class A Shares to members	(263)	321	(374)
Repurchase of shares from members	(5,914)	(7,519)	(4,274)
Issuance of shares to members	12,042	16,145	15,347

Net cash utilized by financing activities	(94)	(28,587)	(35,302)

Net (decrease) increase in cash and cash equivalents	(6,287)	(26,006)	5,954
Cash and cash equivalents at beginning of year	17,437	43,443	37,489

Cash and cash equivalents at end of year	$11,150	$17,437	$43,443

The accompanying notes are an integral part of these statements.

Unified Western Grocers, Inc. and Subsidiaries

Consolidated Statements of Cash Flows—(Continued)

(dollars in thousands)

	September 30, 2006	October 1, 2005	October 2, 2004
Supplemental disclosure of cash flow information:
Cash paid during the year for:
Interest	$11,984	$13,347	$18,158
Income taxes	$15,273	$9,147	$777

Supplemental disclosure of non-cash items:
Conversion of Class B Shares to Class A Shares	$855	$848	$1,104
Conversion of Class A Shares to Class B Shares	—	—	$28
Retirement of Class B Shares	$—	$1,234	—
Reduction in purchase accounting reserve against goodwill	$—	$750	$857
Recognition of defined benefit intangible asset	$(1,068)	$(256)	$(241)
Reduction of pre quasi-reorganization income tax valuation allowance	$—	$2,662	—
Adjustment to pre quasi-reorganization discontinued operations and lease reserves, net of deferred tax benefit of $33 and $805 as of October 1, 2005 and October 2, 2004, respectively	$—	$52	$1,231
Other quasi-reorganization adjustments, net of deferred tax provision (benefit) of $0 and $134 as of October 1, 2005 and October 2, 2004, respectively	$—	—	$259

The accompanying notes are an integral part of these statements.

Unified Western Grocers, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

Fiscal Years Ended September 30, 2006, October 1, 2005 and October 2, 2004

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

Fiscal Year End.    The Company’s fiscal year ends on the Saturday nearest September 30. Fiscal 2006 and 2005 comprised 52 weeks and fiscal 2004 comprised 53 weeks.

Discontinued Operations.    On September 25, 2002, the Board of Directors (the “Board”) approved a plan to exit its retail operations, which resulted in an impairment of the underlying assets and the accrual of exit-related costs and liabilities in accordance with Accounting Principles Board (“APB”) Opinion No. 30, “Reporting the Results of Operations-Reporting the Effects of Disposal of a Segment of a Business, and Extraordinary, Unusual and Infrequently Occurring Events and Transactions” (“APB Opinion No. 30”). During fiscal 2003, the Company closed seven of its remaining nine stores and obtained binding commitments for the sale and transfer of the leasehold rights for the remaining two stores to Members, which stores were either sold or transferred in the first quarter of fiscal 2004, pursuant to the respective agreements. These operations are classified herein as a discontinued operation.

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

Unified Western Grocers, Inc. and Subsidiaries

Notes to Consolidated Financial Statements—(Continued)

The Company’s banking arrangements allow the Company to fund outstanding checks when presented to the financial institution for payment. This cash management practice frequently results in total issued checks exceeding available cash balances at a single financial institution. The Company’s policy is to record its cash disbursement accounts with a cash book overdraft in accounts payable. At September 30, 2006 and October 1, 2005, the Company had book overdrafts of $33.1 million and $47.7 million, respectively, classified in accounts payable.

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

The performance of the impairment test requires a two-step process. The first step involves comparing the reporting unit’s estimated fair value with its carrying value. If the estimated fair value exceeds the carrying value, the assets are considered not to be impaired and no additional steps are necessary. If the carrying value exceeds the estimated fair value, the Company performs the second step of the impairment test to determine the amount of impairment loss. The second step involves comparing the carrying amount of the reporting unit’s goodwill with its implied fair value. If the carrying amount of goodwill exceeds the respective reporting unit’s implied fair value, an impairment loss would be recognized in an amount equal to the excess.

Upon the Company’s adoption of SFAS No. 142, the amortization of goodwill, including goodwill recorded in past transactions, ceased. Also, in conjunction with its adoption of SFAS No. 142, the Company completed an initial impairment review of its goodwill (reported entirely within the Wholesale Distribution segment) and found no impairment. The Company evaluates goodwill for impairment in the third quarter of each fiscal year. In addition to the annual impairment test required under SFAS No. 142, during fiscal 2006 and 2005, the Company assessed whether events or circumstances occurred that potentially indicate that the carrying amount of these assets may not be recoverable. The Company concluded that there were no such events or changes in circumstances during

Unified Western Grocers, Inc. and Subsidiaries

Notes to Consolidated Financial Statements—(Continued)

2006 and 2005 and determined that the fair value of the Company’s reporting units was in excess of its carrying value as of September 30, 2006 and October 1, 2005. Consequently, no impairment charges were recorded in fiscal 2006 and 2005.

Intangible assets are recorded at cost, less accumulated amortization, and are included in other assets in the accompanying consolidated balance sheets as of September 30, 2006 and October 1, 2005. Amortization of intangible assets with finite lives as of September 30, 2006 is provided over their estimated useful lives ranging from 27 to 80 months on a straight-line basis. As of September 30, 2006 and October 1, 2005, balances of intangible assets with finite lives and goodwill, net of accumulated amortization, were as follows:

(dollars in thousands)
September 30, 2006	Amortization Period	Historical Cost	Accumulated Amortization	Net
Intangible assets subject to amortization:
Customer contracts	27 – 80 months	$2,250	$1,370	$880

Intangible assets not subject to amortization:
Goodwill				$27,982

(dollars in thousands)
October 1, 2005	Amortization Period	Historical Cost	Accumulated Amortization	Net
Intangible assets subject to amortization:
Customer contracts	23 – 85 months	$2,600	$1,442	$1,158

Intangible assets not subject to amortization:
Goodwill				$27,982

Capitalized Software Costs.    The Company capitalizes costs associated with the development of software for internal use pursuant to Statement of Position (“SOP”) 98-1, “Accounting for the Costs of Computer Software Developed or Obtained for Internal Use,” and amortizes the costs over a 3 or 4-year period. These costs were $5.0 million and $5.1 million (net of accumulated amortization of $47.3 million and $43.7 million) at September 30, 2006 and October 1, 2005, respectively, and are included in other assets in the consolidated balance sheets. Costs incurred in the planning, training and post-implementation activities are expensed as incurred.

Long-Lived Assets.    The Company reviews long-lived assets for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Recoverability of assets to be held and used is measured by a comparison of the carrying amount of an asset to expected future cash flows generated by the asset. If the carrying amount of an asset exceeds its estimated undiscounted future cash flows, the carrying amount is compared to fair value and an impairment charge is recognized to the extent of the difference. On a quarterly basis, the Company assesses whether events or changes in circumstances have occurred that potentially indicate the carrying amount of long-lived assets may not be recoverable. The Company concluded that there were no material events or significant changes in circumstances during fiscal 2006 and 2005.

Lease and Loan Guarantees.    The Company evaluates lease and loan guarantees pursuant to Financial Accounting Standards Board Interpretation (“FIN”) No. 45, “Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others.” Guarantees meeting the characteristics described in the interpretation are initially recorded at fair value. The Company is contingently liable for certain leases and loans guaranteed for certain Members (See Notes 6, 7 and 17).

Income Taxes.    Unified operates primarily as a grocery wholesaler serving independent supermarket operators. In addition, the Company has several wholly owned subsidiaries providing support services to its customers. These services are provided on a non-patronage basis and any earnings from these activities are taxable. In addition, the

Unified Western Grocers, Inc. and Subsidiaries

Notes to Consolidated Financial Statements—(Continued)

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

Unified makes limited use of derivative instruments, primarily to manage the risks associated with interest rates of its debt agreements. At September 30, 2006 and October 1, 2005, the Company held no derivative instruments.

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

Unified Western Grocers, Inc. and Subsidiaries

Notes to Consolidated Financial Statements—(Continued)

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

Beginning with its second quarter of fiscal 2004, the Company adopted EITF Issue No. 03-10, “Application of Issue No. 02-16 by Resellers to Sales Incentives Offered to Consumers by Manufacturers” (“EITF No. 03-10”), which requires manufacturers’ sales incentives offered directly to consumers that do not meet certain criteria to be reflected as a reduction of revenue in the financial statements of a reseller. Accordingly, certain discounts and allowances negotiated by the Company on behalf of its Members are classified as a reduction in cost of sales with a corresponding reduction in net sales. Vendor funds that offset costs incurred on behalf of the vendor are classified as a reduction in distribution, selling and administrative expenses.

Shipping and Handling Costs.    Costs for shipping and handling are included as a component of distribution, selling and administrative expenses. Shipping and handling costs were $192.7 million, $192.1 million and $205.9 million for the fiscal years ended September 30, 2006, October 1, 2005 and October 2, 2004, respectively.

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

Comprehensive Earnings (Loss).    Comprehensive earnings (loss) are net earnings, plus certain other items that are recorded by the Company directly to accumulated other comprehensive earnings (loss), bypassing net earnings. The balance and current period change for each component of comprehensive earnings (loss), net of taxes, are summarized as follows:

(dollars in thousands)
	Net Unrealized Gain (Loss) on Appreciation (Depreciation) of Investments	Minimum Pension Liability Adjustment
Balance, September 27, 2003	(224)	(404)
Current period credit	278	377

Balance, October 2, 2004	54	(27)
Current period (charge)	(162)	(339)

Balance, October 1, 2005	(108)	(366)
Current period credit	99	366

Balance, September 30, 2006	$(9)	$—

The components of the change in net unrealized gains (losses) on investments, net of taxes, are as follows:

(dollars in thousands)
	September 30, 2006	October 1, 2005	October 2, 2004
Unrealized holding gains (losses) arising during the period	$115	$(172)	$271
Add reclassification adjustment for gains (losses) included in net earnings	(16)	10	7

Net unrealized holding gains (losses)	$99	$(162)	$278

Unified Western Grocers, Inc. and Subsidiaries

Notes to Consolidated Financial Statements—(Continued)

Reclassifications.    Certain amounts in the prior years’ consolidated financial statements have been reclassified to conform to the current year’s presentation.

Recently Issued Pronouncements

In September 2006, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards No. 158, “Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans” (“SFAS No. 158”). SFAS No. 158 requires that employers recognize on a prospective basis the funded status of an entity’s defined benefit pension and postretirement plans as an asset or liability in the financial statements, requires the measurement of defined benefit pension and postretirement plan assets and obligations as of the end of the employer’s fiscal year, and requires recognition of the funded status of defined benefit pension and postretirement plans in other comprehensive income. SFAS No. 158 also requires additional disclosures in the notes to the financial statements. An employer without publicly traded equity securities shall initially apply the requirement to recognize the funded status of a benefit plan and the disclosure requirements as of the end of the fiscal year ending after June 15, 2007. Accordingly, the Company will adopt SFAS No. 158 in the fourth quarter of its fiscal year ending September 29, 2007. The requirement to measure plan assets and benefit obligations as of the date of the employer’s fiscal year-end statement of financial position shall be effective for fiscal years ending after December 15, 2008. Accordingly, the Company will adopt this requirement effective with its fiscal year-end 2009. The Company is currently assessing the impact this standard will have on its consolidated financial statements.

In September 2006, the FASB issued Statement of Financial Accounting Standards No. 157, “Fair Value Measurements” (“SFAS No. 157”). SFAS No. 157 provides guidance for using fair value to measure assets and liabilities. Under SFAS No. 157, fair value refers to the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants in the market in which the reporting entity transacts. SFAS No. 157 establishes a fair value hierarchy that prioritizes the information used to develop the assumptions that market participants would use when pricing the asset or liability. The fair value hierarchy gives the highest priority to quoted prices in active markets and the lowest priority to unobservable data. In addition, SFAS No. 157 requires that fair value measurements be separately disclosed by level within the fair value hierarchy. SFAS No. 157 does not require new fair value measurements and is effective for financial statements issued for fiscal years beginning after November 15, 2007 and interim periods within those fiscal years. Accordingly, SFAS No. 157 will be adopted commencing in the first quarter for the Company’s fiscal year 2009. The Company is currently assessing the impact this standard may have on its consolidated financial statements.

In September 2006, the Securities and Exchange Commission (“SEC”) issued Staff Accounting Bulletin No. 108, “Considering the Effects of Prior Year Misstatements when Quantifying Misstatements in Current Year Financial Statements” (“SAB No. 108”). SAB No. 108 provides interpretive guidance on how the effects of the carryover or reversal of prior year misstatements should be considered in quantifying a current year misstatement. The SEC staff believes that registrants should quantify errors using both a balance sheet and an income statement approach and evaluate whether either approach results in quantifying a misstatement that, when all relevant quantitative and qualitative factors are considered, is material. The guidance in SAB No. 108 must be applied to annual financial statements for fiscal years ending after November 15, 2006. Accordingly, the Company will adopt SAB No. 108 effective with its fiscal year ending September 29, 2007. The Company is currently assessing the impact that adopting SAB No. 108 may have on its consolidated financial statements.

In July 2006, the FASB issued Interpretation No. 48 (“FIN 48”), “Accounting for Uncertainty in Income Taxes,” which clarifies the accounting for uncertainty in income taxes recognized in the financial statements in accordance with FASB Statement No. 109, “Accounting for Income Taxes.” FIN 48 provides guidance on the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. FIN 48 also provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosures, and transition. FIN 48 is effective for fiscal years beginning after December 15, 2006. Accordingly, FIN 48 will be adopted commencing in the first quarter of the Company’s fiscal year 2008. The Company is currently assessing the financial impact of FIN 48 on its consolidated financial statements.

Unified Western Grocers, Inc. and Subsidiaries

Notes to Consolidated Financial Statements—(Continued)

In November 2005, the FASB issued Staff Position Nos. FAS 115-1 and FAS 124-1, “The Meaning of Other-Than-Temporary Impairment and Its Application to Certain Investments” (“FAS 115-1” and “FAS 124-1”). FAS 115-1 and FAS 124-1 address determining when an investment is considered impaired and whether that impairment is other-than-temporary, and measuring impairment loss as well as addressing the accounting after an entity recognized an other-than-temporary impairment. Certain disclosures about unrealized losses that the entity did not recognize as other-than-temporary impairments are also addressed. FAS 115-1 and FAS 124-1 are effective for periods beginning after December 15, 2005. The Company adopted this pronouncement beginning with its fiscal year 2006. The adoption of FAS 115-1 and FAS 124-1 did not have a significant impact on its financial condition and results of operations.

In October 2005, the FASB issued FASB Staff Position No. 13-1, “Accounting for Rental Costs Incurred During a Construction Period” (“FSP No. 13-1”), which requires rental costs associated with ground or building operating leases that are incurred during a construction period to be recognized as rental expense. FSP No. 13-1 is effective for periods beginning after December 15, 2005. The Company adopted this pronouncement beginning with its fiscal year 2006. The adoption of FSP No. 13-1 did not have a significant impact on its financial condition and results of operations.

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

In March 2005, the FASB issued FASB Interpretation No. 47 (“FIN 47”), “Accounting for Conditional Asset Retirement Obligations – an Interpretation of FASB Statement No. 143, “Accounting for Asset Retirement Obligations.” FIN 47 clarifies that the term conditional asset retirement obligation (“CARO”) as used in FASB Statement No. 143, “Accounting for Asset Retirement Obligations” (“SFAS No. 143”), refers to a legal obligation to perform an asset retirement activity in which the timing and (or) method of settlement are conditional on a future event that may or may not be within the control of the entity. The obligation to perform the asset retirement activity is unconditional even though uncertainty exists about the timing and (or) method of settlement. Therefore, an entity is required to recognize a liability for the fair value of a CARO when that obligation is incurred (generally upon acquisition, construction, or development and (or) through the normal operation of the asset), if the liability’s fair value can be reasonably estimated. Any uncertainty surrounding the timing and method of settlement that is conditional on the occurrence of a future event should be factored into the measurement of the liability, not the timing of its recognition. If sufficient information is not available at the time the liability is incurred, paragraph 3 of SFAS No. 143 requires a liability to be recognized initially in the period in which sufficient information becomes available to estimate its fair value. The provisions of FIN 47 are effective no later than fiscal years ending after December 15, 2005. Retrospective application of interim financial information is permitted but is not required. The Company adopted this pronouncement for fiscal year 2006. The adoption of FIN 47 did not have a significant impact on the Company’s financial position or results of operations.

In November 2004, the FASB issued SFAS No. 151, “Inventory Costs, an amendment of ARB No. 43, Chapter 4” (“SFAS No. 151”), which amends the guidance in Accounting Research Bulletin (“ARB”) No. 43, Chapter 4, “Inventory Pricing” to clarify the accounting for abnormal amounts of idle facility expense, freight, handling costs and spoilage. SFAS No. 151 requires that these costs be expensed as current period charges. In addition, SFAS No. 151 requires that the allocation of fixed production overhead to the costs of conversion be based on normal capacity of the production facilities. The provisions of SFAS No. 151 are effective for inventory costs incurred during fiscal years beginning after June 15, 2005; hence, the Company adopted its provisions effective October 2, 2005, the beginning of its fiscal year 2006. The adoption did not have a significant impact on the Company’s financial position or results of operations.

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

At September 30, 2006, the Company remains contingently liable for the lease payments on seven store locations. The net present value of the Company’s currently estimated obligation for the remaining leasehold and sub-leasehold interests for the seven stores totaled approximately $4.7 million and $3.0 million at September 30, 2006 and October 1, 2005, respectively, with the last lease expiring in 2019. The Company’s maximum loss exposure related to these leases is $18.2 million at September 30, 2006.

Although the Company has no ownership interest in the unrelated third party that assumed the leasehold and sub-leasehold interests from the Company, that third party is considered a variable interest entity pursuant to FIN 46 Revised (“FIN 46R”), “Consolidation of Variable Interest Entities – an Interpretation of ARB No. 51, Consolidated Financial Statements.” Because the primary investor in the variable interest entity currently does not have sufficient equity at risk, the Company is considered the primary beneficiary. Accordingly, the Company is required to consolidate the assets, liabilities and non-controlling interests of the variable interest entity, as well as the results of operations. At September 30, 2006 and October 1, 2005, the Company consolidated the variable interest entity’s accounts, including total assets of $0.5 million and $1.5 million, respectively. These assets are comprised primarily of $0.0 and $0.3 million in cash, $0.2 and $0.4 million in properties and $0.3 and $0.8 million in other assets, respectively, to be used in the development of the properties and for payment of lease obligations, with lease reserves of approximately $4.7 and $3.0 million for fiscal 2006 and fiscal 2005, respectively.

3.    Properties

Properties, stated at cost, consisted of the following:

(dollars in thousands)
	September 30, 2006	October 1, 2005
Land	$59,291	$59,476
Buildings and leasehold improvements	106,354	102,094
Equipment	70,362	61,643
Equipment under capital leases	770	770

	236,777	223,983
Less accumulated depreciation and amortization	60,444	46,037

	$176,333	$177,946

Consolidated depreciation and amortization expense related to properties was $14.7 million, $14.7 million and $16.3 million for the years ended September 30, 2006, October 1, 2005 and October 2, 2004, respectively.

Included in accumulated amortization at September 30, 2006 and October 1, 2005 is approximately $0.7 million and $0.5 million, respectively, related to capital leases. Amortization expense related to capital leases aggregated $0.2, $0.5 and $2.2 million for the years ended September 30, 2006, October 1, 2005 and October 2, 2004, respectively.

Unified Western Grocers, Inc. and Subsidiaries

Notes to Consolidated Financial Statements—(Continued)

4.    Investments

The amortized cost and fair value of investments are as follows:

(dollars in thousands)
September 30, 2006	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Available for sale and held to maturity securities:
Fixed maturity securities:
Available for sale:
U.S. Treasury securities and obligations of U.S. government corporations and agencies	$38,552	$198	$(412)	$38,338
Corporate securities	13,432	166	(92)	13,506

Total fixed maturity securities	51,984	364	(504)	51,844

Equity securities:
Available for sale:
Redeemable preferred stock	1,927	141	(14)	2,054

Total available for sale and held to maturity securities	$53,911	$505	$(518)	53,898

Trading securities:
Convertible corporate securities				11,775
Common stock, at cost				9,299

Total Investments				$74,972

(dollars in thousands)
October 1, 2005	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Available for sale and held to maturity securities:
Fixed maturity securities:
Available for sale:
U.S. Treasury securities and obligations of U.S. government corporations and agencies	$34,291	$181	$(822)	$33,650
Corporate securities	14,108	374	(192)	14,290

	48,399	555	(1,014)	47,940
Held to maturity:
Mandatorily redeemable preferred stock	8,307	—	—	8,307

	8,307	—	—	8,307

Total fixed maturity securities	56,706	555	(1,014)	56,247
Equity securities:
Available for sale:
Redeemable preferred stock	2,833	347	(50)	3,130

Total available for sale and held to maturity securities	$59,539	$902	$(1,064)	59,377

Trading securities:
Convertible corporate securities				9,843
Common stock, at cost				9,384

Total Investments				$78,604

During the fiscal years ended September 30, 2006, October 1, 2005 and October 2, 2004, the Company recorded losses of $0.1 million and $0.6 million and gains of $0.2 million, respectively, due to changes in the fair value of the convertible corporate securities, which are classified as trading securities.

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

Unrealized losses on the Company’s investments in fixed income securities were caused by interest rate increases and not credit quality. Because the Company’s insurance subsidiaries have the ability and intent to hold these investments until recovery of fair value, which may be upon maturity, the Company does not consider these investments to be other-than-temporarily impaired at September 30, 2006.

The table below illustrates the length of time securities, not deemed to be other-than-temporarily impaired, have been in a continuous unrealized loss position at September 30, 2006:

(dollars in thousands)
	Less than 12 Months		12 Months or Greater		Total
Description of Securities	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
U.S. Treasury securities and U.S. Government obligations	$9,397	$64	$4,821	$82	$14,218	$146
Federal agency mortgage-backed securities	15,302	9	8,818	257	24,120	266
Corporate bonds	10,838	26	2,668	66	13,506	92
Marketable equity securities	1,955	14	99	—	2,054	14

Total Investments	$37,492	$113	$16,406	$405	$53,898	$518

Held to maturity and available for sale fixed maturity securities are due as follows:

(dollars in thousands)
September 30, 2006	Amortized Cost	Fair Value
Due in one year or less	$9,333	$9,333
Due after one year through five years	5,876	5,795
Due after five years through ten years	10,367	10,316
Due after ten years	26,408	26,400

	$51,984	$51,844

October 1, 2005	Amortized Cost	Fair Value
Due in one year or less	$—	$—
Due after one year through five years	15,067	14,861
Due after five years through ten years	18,871	18,606
Due after ten years	22,768	22,780

	$56,706	$56,247

Expected maturities will differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties. Mortgage-backed securities are shown as being due at their average expected maturity dates.

Amounts reported as “due in one year or less” are included in long-term investments as a wholly-owned subsidiary of the Company is required to maintain investments in support of a letter of credit issued on behalf of a regulatory authority in compliance with statutory regulations (see Note 6). The standby letter of credit agreement includes

Unified Western Grocers, Inc. and Subsidiaries

Notes to Consolidated Financial Statements—(Continued)

provisions for automatic extensions without amendment (unless advance notification to terminate is given by the Company) and is therefore considered to be a long-term commitment. Hence, investments with maturities less than one year maintained in support of this long-term commitment are generally sold to repurchase investments with longer maturities. As these investments continue to support a long-term commitment obligation, the Company classifies such amounts as long-term.

Net investment income is summarized as follows:

(dollars in thousands)
	Years Ended
	September 30, 2006	October 1, 2005	October 2, 2004
Fixed maturity securities	$2,831	$2,788	$1,958
Preferred stock	70	138	170
Equity securities	2	26	—
Cash and cash equivalents	172	172	150

	3,075	3,124	2,278
Less investment expenses	477	315	270

	$2,598	$2,809	$2,008

Investments carried at fair values of $55.9 million and $45.0 million at September 30, 2006 and October 1, 2005 (including $1.3 million and $3.3 million in cash and cash equivalents), respectively, are maintained in support of a letter of credit issued on behalf of a regulatory authority ($46.0 million and $41.8 million at September 30, 2006 and October 1, 2005, respectively) in compliance with statutory regulations. Additionally, investments with fair values of $11.9 million and $10.3 million at September 30, 2006 and October 1, 2005 (including $1.0 million and $0.5 million in cash and cash equivalents), respectively, are on deposit with regulatory authorities in compliance with statutory regulations.

Equity securities that do not have readily determinable fair values are accounted for using the cost or equity methods of accounting. The Company evaluated its investments in equity securities for impairment as of September 30, 2006 and October 1, 2005, and the Company did not consider any of these equity securities to be impaired.

The Company held investments in Western Family Holding Company (“Western Family”) common stock of $5.2 million and $5.3 million at September 30, 2006 and October 1, 2005, respectively. Western Family is a private cooperative located in Oregon from which the Company purchases food and related general merchandise products. The investment represents approximately a 15% and 17% ownership interest at September 30, 2006 and October 1, 2005, respectively. The Company’s ownership percentage in Western Family is based, in part, on the volume of purchases transacted with Western Family. During fiscal 2006, the Company received a return of invested capital resulting from Western Family’s recalculation of its members’ ownership percentage in the cooperative based on purchase volume. The investment is accounted for using the equity method of accounting.

Prior to fiscal year 2004, the Company purchased 80,000 shares of preferred stock (the “Series A-1 Preferred Shares”) from C&K Market, Inc. (“C&K”) for $8.0 million. Douglas A. Nidiffer, a director of the Company, is a shareholder, director and an officer of C&K. In connection with a capital restructuring of C&K during fiscal year 2004 (approved by the Company and an unrelated third party lender), the Company exchanged its 80,000 Series A-1 Preferred Shares and $1.5 million of deferred dividends for 95,000 shares of Series A-2 Preferred Shares (the “Series A-2 Preferred Shares”). The original value of the Series A-2 Preferred Shares was $8.0 million and was to accrete to the redemption value of $9.5 million over 10 years. The carrying value of the Series A-2 Preferred Shares was $8.3 million at October 1, 2005. The Company received scheduled cash dividends of $0.8 million and $0.6 million during fiscal years 2005 and 2004, respectively. In addition, the Company received scheduled cash dividends of $0.2 million during the first quarter of fiscal 2006.

Unified Western Grocers, Inc. and Subsidiaries

Notes to Consolidated Financial Statements—(Continued)

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

5.    Accrued Liabilities

Accrued liabilities are summarized as follows:

(dollars in thousands)
	September 30, 2006	October 1, 2005
Insurance loss reserves and other insurance liabilities	$68,452	$75,829
Accrued wages and related taxes	19,819	19,211
Accrued income and other taxes payable	1,367	4,622
Accrued promotional liabilities	2,318	2,329
Other accrued liabilities	16,762	16,844

	$108,718	$118,835

6.    Notes Payable

The Company’s notes payable and scheduled maturities are summarized as follows:

(dollars in thousands)
	September 30, 2006	October 1, 2005

Senior secured notes expiring (1) January 1, 2016, payable monthly, interest only for five years (interest rates of 6.421% on $46.0 million and 7.157% on $40.0 million at September 30, 2006); $762 principal and interest payable monthly through January 1, 2016 (remaining $66.3 million due January 1, 2016); (2) October 1, 2009, payable monthly, interest only (interest rate of 8.71% at September 30, 2006 and October 1, 2005), $4.5 million and $40.0 million due October 1, 2009 at September 30, 2006 and October 1, 2005, respectively); and (3) April 1, 2008, (interest rate of 7.72% at September 30, 2006 and October 1, 2005); approximately $107 and $865 principal and interest payable monthly through April 1, 2008, with the remaining $4.4 million and $36.0 million due April 1, 2008 at September 30, 2006 and October 1, 2005, respectively

	$96,480	$92,459
Notes to banks under secured revolving credit agreement expiring December 5, 2007, interest rate at the lender’s base rate plus 0.00% at September 30, 2006 and October 1, 2005, or adjusted LIBOR (5.34% plus 1.25% at September 30, 2006 and 3.97% plus 1.25% at October 1, 2005)	53,600	64,000
Secured borrowings to banks, collateralized by member loans receivable, repayment based on terms of underlying collateral	5,144	305
Redemption subordinated notes, payable in twenty quarterly installments plus interest at 6.0%, maturity dates through October 2005	—	61
Capital investment notes (subordinated), interest at 5.0%, maturity dates through 2007	6,316	10,365
Obligations under capital leases	49	276

Total notes payable	161,589	167,466
Less portion due within one year	8,405	10,826

	$153,184	$156,640

Unified Western Grocers, Inc. and Subsidiaries

Notes to Consolidated Financial Statements—(Continued)

Maturities of notes payable as of September 30, 2006 are:

(dollars in thousands)
Fiscal year
2007	$8,405
2008	59,767
2009	5,912
2010	1,023
2011	2,918
Thereafter	83,564

$161,589

The Company had a total of $96.5 million outstanding, at September 30, 2006, in senior secured notes to certain insurance companies and pension funds (referred to collectively as John Hancock Life Insurance Company, or “Hancock”) under a note purchase agreement dated September 29, 1999 (as amended, the “Senior Note Agreement”) as amended and restated effective January 6, 2006. At October 1, 2005, $92.5 million was outstanding under the Senior Note Agreement.

On January 6, 2006 (the “effective date”), the Company entered into an agreement (the “Amendment”) with Hancock which amended and restated its Senior Note Agreement to $96.8 million as of the effective date of the Amendment. The Amendment extended the maturity date to January 1, 2016 from April 1, 2008 and October 1, 2009 on $86.0 million of the notes. The Amendment also decreased interest rates that ranged from 7.72% to 8.71% on $86.0 million of notes to a range of 6.421% to 7.157%.

The Amendment calls for interest only payments for the first five years of the term, and then starting on the 61st payment, principal plus interest on the $86.0 million of notes. At the maturity date, a balloon payment of $66.3 million is due. In addition, $10.8 million of notes will mature on April 1, 2008 (monthly payments of principal plus interest at 7.72%) and October 1, 2009 (monthly payments of interest only at 8.71%), with balloon payments of $4.4 million and $4.5 million, respectively.

The notes continue to be secured by certain of the Company’s personal and real property and contain customary covenants, default provisions (including acceleration of the debt in the event of an uncured default), and prepayment penalties similar to those included in the original note purchase agreement.

In addition, the Company has a $225.0 million secured revolving credit facility (“Revolving Credit Agreement”). The Revolving Credit Agreement expires on December 5, 2007 and bears interest at either LIBOR plus an applicable margin (1.00% to 2.00%), or the lender’s base rate plus an applicable margin (0.00% to 0.75%). In each case, the applicable margin is based on the ratio of funded debt to operating cash flow. The Revolving Credit Agreement permits advances of up to 85% of eligible accounts receivable and 65% of eligible inventories. The Revolving Credit Agreement is collateralized by the accounts receivable and inventories of the Company and certain subsidiaries. The Company had $53.6 million and $64.0 million outstanding under the Revolving Credit Agreement at September 30, 2006 and October 1, 2005, respectively.

The Revolving Credit Agreement and the Senior Note Agreement Amendment each contain customary representations, warranties, financial covenants, default and pre-payment provisions for these types of financing. Obligations under these credit agreements are senior to the rights of Members with respect to Required Deposits, patronage dividend certificates and subordinated notes. Both the Revolving Credit Agreement and the Senior Note Agreement Amendment limit the incurrence of additional funded debt and the incurrence of liens except permitted liens. Examples of default conditions include the failure to pay an installment of principal or interest under the agreements, the making of false representations and warranties, and non-compliance with one or more financial covenants (minimum tangible net worth, fixed charge coverage ratio and funded debt to earnings before interest, income taxes, depreciation, amortization and patronage dividends, “EBITDAP”). The Revolving Credit Agreement

Unified Western Grocers, Inc. and Subsidiaries

Notes to Consolidated Financial Statements—(Continued)

and the Senior Note Agreement Amendment both limit distributions to shareholders (including the repurchase of shares) to designated permitted redemptions, and prohibit all distributions and payments on patronage dividend certificates (“Patronage Certificates”) when an event of default has occurred and is continuing. In the event the Company is not in compliance with the financial covenants of the Revolving Credit Agreement and the Senior Note Agreement Amendment, the continued availability of loan funds or the terms upon which such loans would be available could be negatively impacted, and the impact to the Company could be material. As of September 30, 2006, the Company was in compliance with all applicable covenants of its Revolving Credit Agreement and Senior Note Agreement Amendment.

A $10.0 million credit agreement with a third party bank is collateralized by Grocers Capital Company’s (“GCC”) Member loan receivables. GCC is a wholly owned subsidiary of the Company whose primary function is to provide financing to Members who meet certain credit requirements. Funding for loans is derived from the cash reserves of GCC, as well as the $10.0 million credit facility. The credit agreement, which was amended and restated, matures on June 9, 2007. Amounts advanced under the credit agreement bear interest at prime (8.25% and 6.75%) or Eurodollar (5.36% and 4.05%) plus 2.25% at September 30, 2006 and October 1, 2005, respectively. The unused portion of the credit line is subject to a commitment fee of 0.125%. The applicable rate is determined at the Company’s discretion. GCC had no borrowings outstanding at September 30, 2006 or October 1, 2005. The Company has begun the process to extend the term of the $10.0 million credit facility.

Member loan receivables are periodically sold by GCC to the third party bank through a loan purchase agreement. This loan purchase agreement, which was amended and restated, matures on June 9, 2007. The Company has begun the process to extend the term of the loan purchase agreement. Total loan purchases under the agreement are limited to a total aggregate principal amount outstanding of $70.0 million. The loan purchase agreement does not qualify for sale treatment pursuant to SFAS No. 140, “Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities—a replacement FASB Statement No. 125,” and, accordingly, the Company accounts for the transfer of these financial assets as a secured borrowing with a pledge of collateral. The aggregate amount of secured borrowings with the third party bank was $5.1 million and $0.3 million at September 30, 2006 and October 1, 2005, respectively. The pledged collateral included in current notes receivable was $1.2 million and $0.1 million and non-current amounts were $3.9 million and $0.2 million at September 30, 2006 and October 1, 2005, respectively. The notes receivable generally bear interest at rates averaging prime plus 2.00%, are paid monthly and have maturity dates ranging from 2006 to 2013.

The third party bank operates as a cooperative and therefore its borrowers are required to own its Class B stock. GCC’s investment in the Class B common stock of this third party bank, of which an officer of the Company is a director, aggregated $4.1 million at September 30, 2006 and October 1, 2005, respectively. GCC recorded dividend income of $0.5 million, $0.8 million and $1.1 million for the fiscal years ended 2006, 2005 and 2004, respectively.

Pursuant to the Company’s merger (the “Merger”) with United Grocers, Inc. (“United”), Unified agreed to repurchase excess Class B Shares held by former shareholders of United that were received in the Merger and tendered for redemption prior to January 28, 2001 at the Exchange Value as of April 2, 1999 of the shares of the Company’s common stock for which the excess Class B Shares were exchanged in the Merger. The Company purchased such shares by issuing notes referred to as “redemption subordinated notes,” which are payable in twenty equal quarterly principal installments and bear interest at 6% per year. The Company paid $0.1 million and $0.7 million on the notes in fiscal 2006 and 2005, respectively.

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

During fiscal 2005, a Member of the Company entered into a $0.9 million standby letter of credit agreement with the Company’s finance subsidiary to secure insurance coverage in the event the Member is unable to meet its

Unified Western Grocers, Inc. and Subsidiaries

Notes to Consolidated Financial Statements—(Continued)

obligations. Effective August 2006, this agreement was cancelled and replaced with a new standby letter of credit agreement with the same parties containing similar terms in the amount of $1.1 million (see Note 17). Prior to fiscal 2005, a wholly-owned subsidiary of the Company held investments carried at fair value on deposit with regulatory authorities in compliance with statutory insurance regulations. During fiscal 2005, the Company’s wholly-owned subsidiary entered into a $41.8 million standby letter of credit agreement to secure workers’ compensation claims in the event it is unable to meet its obligations under these claims. The standby letter of credit is secured by investments of the Company’s wholly-owned subsidiary (see Note 4), and such investments have concurrently been released from their deposit restriction by virtue of implementing and maintaining the standby letter of credit. During fiscal 2006, the standby letter of credit agreement was amended to (1) extend its expiration date to April 1, 2007, including an automatic extension without amendment for one year beyond the expiration date unless written notice of intention not to extend is given sixty days prior to the expiration date, and (2) increase the amount under the agreement to $46.0 million. In addition, the Company also has $3.4 million in standby letters of credit outstanding at September 30, 2006, to secure various bank, insurance and vendor obligations.

The Company also guarantees certain loans made directly to Members by third-party lenders. At September 30, 2006 and October 1, 2005, the maximum principal amount of these guarantees was $0.2 million. Member loans, provided by the Company and third parties, are generally secured with collateral, which usually consists of personal and real property owned by Members and may include personal guarantees of Members at the discretion of the Company.

7.    Leases

Capital and Operating Leases

The Company has entered into operating leases for certain warehouse, transportation and data processing equipment, and non-cancelable capital leases, primarily for warehouse equipment.

The Company has also entered into operating leases for approximately 41 retail supermarkets. The majority of these locations are subleased to various Members of the Company. The operating leases and subleases are non-cancelable, renewable in certain instances, include purchase options that are not bargain purchase options, and require payment of real estate taxes, insurance and maintenance.

Rent expense for operating leases was $21.9 million, $27.1 million and $29.2 million for the fiscal years ended September 30, 2006, October 1, 2005 and October 2, 2004, respectively. Sublease rental income was $6.6 million, $9.1 million and $10.5 million for the fiscal years ended September 30, 2006, October 1, 2005 and October 2, 2004, respectively.

Minimum rentals on equipment under capital leases and properties leased by the Company, including properties subleased to third parties, as of September 30, 2006, are summarized as follows:

(dollars in thousands)
Fiscal year	Capital Leases	Operating Leases
2007	$50	$20,328
2008	—	16,394
2009	—	13,941
2010	—	12,229
2011	—	10,644
Thereafter	—	49,471
Total minimum lease payments	50	$123,007
Less: amount representing interest	(1)
Present value of net minimum lease payments	49
Less: current installments of obligations under capital leases	(49)
Obligations of capital leases excluding current installments	$—

Unified Western Grocers, Inc. and Subsidiaries

Notes to Consolidated Financial Statements—(Continued)

Future minimum sublease rental income on operating leases as of September 30, 2006 is summarized as follows:

(dollars in thousands)
Fiscal year	Operating Leases
2007	$7,789
2008	6,796
2009	6,008
2010	4,994
2011	3,935
Thereafter	20,310

Total future minimum sublease income	$49,832

Lease Guarantees

At September 30, 2006, the Company was contingently liable with respect to 12 lease guarantees for certain Members with commitments expiring through 2017. The Company believes the locations underlying these leases are marketable and, accordingly, that it will be able to recover a substantial portion of the guaranteed amounts in the event the Company is required to satisfy its obligations under the guarantees.

The Company’s guarantees of certain leases are summarized in the table below.

(dollars in thousands)
Remaining Lease Term	Guaranteed Leases
Less than 1 year	$4,841
1-3 years	12,926
4-5 years	4,922
More than 5 years	2,112

Total lease guarantees	$24,801

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

Total lease guarantees as disclosed above include lease guarantees entered into during fiscal 2006 and fiscal 2004 with respect to two Members. The guarantees consist of one twenty-year term and one ten-year term, respectively, and as of September 30, 2006, the maximum potential amount of future payments that the Company could be required to make as a result of the Member’s non-payment of rent is approximately $3.5 million and $2.4 million, respectively. Pursuant to FASB Interpretation No. 45, “Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others,” Unified has recorded a liability in connection with these guarantee arrangements. These liabilities, which amount to approximately $0.4 million and $0.1 million, respectively, at September 30, 2006, represent the premiums receivable from the Members as consideration for the guarantees, and are deemed to be the fair value of the lease guarantees. The Company does not believe, based on historical experience and information currently available, that it is probable that any amounts will be required to be paid under these guarantee arrangements.

Unified Western Grocers, Inc. and Subsidiaries

Notes to Consolidated Financial Statements—(Continued)

8.    Income Taxes

The significant components of income tax expense are summarized as follows:

(dollars in thousands)
	September 30, 2006	October 1, 2005	October 2, 2004
Federal:
Current	$9,871	$10,604	$80
Deferred	(1,866)	(5,323)	3,335

Total federal	8,005	5,281	3,415

State:
Current	95	1,757	697
Deferred	(188)	(612)	460

Total state	(93)	1,145	1,157

Income taxes	$7,912	$6,426	$4,572

The effects of temporary differences and other items that give rise to deferred tax assets and liabilities are presented below:

(dollars in thousands)
	September 30, 2006	October 1, 2005
Deferred tax assets:
Accounts receivable	$1,324	$1,700
Accrued benefits	46,075	44,715
Lease reserves	3,567	3,700
Insurance reserves	2,964	4,462
Tax credits	683	425
Net operating loss carry forwards	1,683	2,994
Non-qualified written notice of allocation	15,145	13,944
Asset retirement reserve	709	518
Other	572	560

Total gross deferred tax assets	$72,722	$73,018

Deferred tax liabilities:
Properties	$46,103	$47,954
Market value adjustment	1,603	1,925
Capitalized software	2,189	2,204
Deferred state taxes	1,298	1,102
Other	858	1,216

Total gross deferred tax liabilities	$52,051	$54,401

Net deferred tax assets	$20,671	$18,617

The Company had net deferred tax assets of $20.7 million and $18.6 million, of which $10.6 million and $12.4 million are classified as current assets in deferred income taxes and $10.1 million and $6.2 million are included in other assets in the accompanying consolidated balance sheets as of September 30, 2006 and October 1, 2005, respectively.

A valuation allowance is required to be provided to reduce the deferred tax assets to a level which, more likely than not, will be realized. The Company’s net deferred tax assets of approximately $20.7 million and $18.6 million were

Unified Western Grocers, Inc. and Subsidiaries

Notes to Consolidated Financial Statements—(Continued)

not reduced by tax valuation allowances at September 30, 2006 and October 1, 2005. Management evaluated the available positive and negative evidence in determining the realizability of the net deferred tax assets at September 30, 2006 and October 1, 2005 and concluded it is more likely than not that the Company should realize its net deferred tax assets through future operating results and the reversal of taxable temporary differences. The valuation allowance was reduced by $2.7 million as of October 1, 2005 and the reduction was recorded as an increase to Class A and Class B Shares.

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

The Company had federal tax effected net operating loss carryforwards of approximately $1.7 million and $2.6 million and state tax effected net operating loss carryforwards of approximately zero and $0.4 million as of the fiscal years ended September 30, 2006 and October 1, 2005, respectively. A portion of the federal net operating loss has not been utilized in the current year and is being carried forward due to certain limitations under Internal Revenue Code Section 382. In fiscal 2005 and 2004, a portion of the federal net operating loss was attributable to the Company’s inability to include the tax loss of its captive insurance company and was carried forward in compliance with Internal Revenue Code Section 953(d). In fiscal 2006, the remaining net operating loss attributable to the Company’s captive insurance company has been fully utilized. The net operating losses expire in 2018 for federal income taxes.

In March 2002, the House and Senate passed the Job Creation and Workers Assistance Act of 2002. As a result, the Company was able to carryback net operating losses 5 years instead of the statutory 2 years. The Company received an additional tax refund of $3.0 million in fiscal 2004.

The provision for income taxes at the Company’s effective tax rate differed from the provision for income taxes at the federal statutory rate (35%) as follows:

(dollars in thousands)
	September 30, 2006	October 1, 2005	October 2, 2004
Federal income tax expense at the statutory rate	$8,419	$6,036	$4,082
State income taxes, net of federal income tax benefit	(61)	745	763
Tax exempt income and dividends received deduction	(162)	(277)	(294)
Extraterritorial income exclusion	(99)	(437)	—
Disallowed loss	875	610	—
Adjustment to prior year tax liabilities	(998)	69	—
Other, net	(62)	(320)	31

Provision for income taxes	$7,912	$6,426	$4,572

9.    Patronage Dividends and Subordinated Patronage Dividend Certificates

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

•	Southern California Dairy Division: Patronage earnings attributable to the Southern California Dairy Division are generated from sales of products primarily manufactured at a milk and fruit drink bottling plant located in Los Angeles, California. Patronage dividends for this division are paid solely to Members who purchase dairy and other related products from the Southern California Dairy Division.

Unified Western Grocers, Inc. and Subsidiaries

Notes to Consolidated Financial Statements—(Continued)

•	Pacific Northwest Dairy Division: Patronage earnings attributable to the Pacific Northwest Dairy Division are generated from sales of dairy products manufactured by third party suppliers located in Oregon. Patronage dividends for this division are paid solely to Members who purchase dairy products from the Pacific Northwest Dairy Division.

•	Cooperative Division: Patronage earnings attributable to the Cooperative Division are generated from all patronage activities of Unified other than the Southern California and Pacific Northwest Dairy Divisions regardless of geographic location. Patronage dividends are paid based on the patronage purchases of the following types of products: dry grocery, deli, health and beauty care, tobacco, general merchandise, frozen food, ice cream, meat, produce and bakery.

The following table summarizes the patronage dividend earnings of Unified during the past three fiscal years.

(dollars in thousands)
Division	2006	2005	2004
Cooperative	$10,726	$10,281	$10,340
Southern California Dairy	9,731	10,694	10,055
Pacific Northwest Dairy	516	429	347

Total	$20,973	$21,404	$20,742

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

For fiscal 2005 and fiscal 2004, patronage dividends in the Cooperative Division were paid to Members in the form of:

•	Class B Shares (See Note 10) to the extent of any deficiency in the Member meeting its Class B Share requirement; and

•	Class E Shares (see Note 10) for the balance of the patronage dividend due to the Member.

For fiscal 2006, patronage dividends in the Cooperative Division will be paid to Members as follows:

•	The first 30% of the patronage dividend will be distributed in Class E Shares.

•	The remaining 70% of the patronage dividend will be distributed as a combination of cash and Class B Shares as follows:

•	The first 20% of this portion of the dividend will be paid in cash.

•	The remaining amount will be paid in Class B Shares to the extent of any deficiency in the Member meeting its Class B Share Requirement, and the remainder will be deposited in cash to the Member’s deposit fund.

Patronage dividends generated by the dairy divisions are paid in cash.

Unified Western Grocers, Inc. and Subsidiaries

Notes to Consolidated Financial Statements—(Continued)

10.    Capital Shares

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

The Company exchanges its Class A Shares and Class B Shares with its Members at a price that is based on a formula and is approved by the Board (“Exchange Value Per Share”). Prior to September 30, 2006, the Company computed the Exchange Value Per Share of the Class A and Class B Shares as Book Value divided by the number of Class A and Class B Shares outstanding at the end of the fiscal year. Book Value is computed based on the sum of the fiscal year end balances of Class A and Class B Shares, plus retained earnings, plus (less) accumulated other comprehensive earnings (loss). Effective September 30, 2006, the Company modified its Exchange Value Per Share computation to exclude accumulated other comprehensive earnings (loss) from Book Value.

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

Such persons or entities who from time to time may be accepted as new Members of Unified will be required to purchase or subscribe for the purchase of the number of Class A Shares in the manner set forth in the preceding paragraph. The price for these shares is the Exchange Value Per Share of the Company’s outstanding shares at the close of the fiscal year end prior to purchase. At September 30, 2006 and October 1, 2005, the Exchange Value Per Share was $222.82 and $195.72, respectively. Any subscription will require a minimum cash down payment with terms to be determined by the Board. Unified at its option may, as a condition to accepting a Member, require that instead of issuing Class A Shares, such Member purchase said shares from a terminated Member at the same price which would have been payable had the new Member purchased said shares from Unified.

Holders of Class A Shares are entitled to vote such shares cumulatively for the election of 80% of the authorized number of directors.

Class B Shares.    The Company requires each Member to hold Class B Shares having an issuance value equal to an amount determined under either the standard or reduced Class B Share investment requirement as discussed below (the “Class B Share requirement”). For purposes of determining the Class B Share requirement, each Class B Share held by a Member has an issuance value equal to the Exchange Value Per Share of the Company’s outstanding shares at the close of the fiscal year end prior to the issuance of such Class B Shares. The holders of Class B Shares currently have the right to elect 20% of the authorized number of directors. Except as provided above or by California law, the holders of Class B Shares do not have any other voting rights.

Class B Share investment requirement amounts are determined twice a year, at the end of the Company’s second and fourth fiscal quarters, based on the Member’s purchases from the Cooperative Division during the preceding four quarters.

Members and those persons or entities who from time to time may be accepted as new Members of Unified will be issued Class B Shares in the manner described below. Members typically must satisfy their Class B Share

Unified Western Grocers, Inc. and Subsidiaries

Notes to Consolidated Financial Statements—(Continued)

requirement entirely through the holding of Class B Shares by the end of the sixth year of membership. In such cases, Class B Shares required to be held by a new Member may be acquired over the five consecutive fiscal years commencing with the first year after admission as a Member at the rate of 20% per year if a subordinated cash deposit (“Required Deposit”) is provided for the full amount of the requirement.

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

A reduced investment option is available if certain qualifications are met. The standard Class B investment requirement (“SBI”) is twice the amount of certain average weekly purchases, except for meat and produce, which are one times average weekly purchases. Members may apply for a reduced Class B investment requirement (“RBI”), which requires Members to pay for their purchases electronically on the statement due date and demonstrate credit worthiness. The RBI is based on a sliding scale such that additional volume lowers the requirement. Members who do not apply for the RBI remain on the SBI. These changes were effective with the fiscal 2005 second quarter recalculation of the Class B Share requirement.

Members that were former United members who did not meet the minimum Class B Share ownership requirements at the time of the merger were required to (i) purchase additional Class B Shares to cover the deficiency; or (ii) assign at least 80% of the Cooperative Division patronage dividends the shareholder receives in the future to Unified to purchase Class B Shares until the deficiency is eliminated.

Upon termination of Member status, the withdrawing Member is entitled to recover cash deposits in excess of its obligations to Unified if permitted by the applicable subordination provisions, and any shares held by such withdrawing Member are subject to repurchase as described below (see “Redemption of Capital Shares”).

Class C Shares.    There are 24 authorized Class C Shares of which 15 were outstanding as of September 30, 2006 and October 1, 2005, respectively. Class C Shares are held by Members of the Board. Each director purchases one Class C Share for its stated value of ten dollars. Class C Shares are non-voting director qualifying shares, with no rights as to dividends or other distributions, and share in liquidation at a value of ten dollars per share.

Class E Shares.    In December 2002, the Company, with the approval of the Board, adopted an equity enhancement plan. As part of this plan, a new class of equity, denominated “Class E Shares,” was created. Class E Shares were issued as a portion of the patronage dividends issued for the Cooperative Division in fiscal 2006, fiscal 2005, fiscal 2004 and fiscal 2003, and may be issued as a portion of the patronage dividends issued for the Cooperative Division in future periods, as determined annually at the discretion of the Board. The Class E Shares have a stated value of $100 per share, and are non-voting equity securities. Dividends on Class E Shares can be declared and may be payable at the discretion of the Board. Class E Shares are transferable only with the consent of the Company. Pursuant to the Company’s redemption policy, Class E Shares cannot be repurchased for ten years from their date of issuance unless approved by the Board or upon sale or liquidation of the Company. The shares, when redeemed, will be redeemed at stated value. Thereafter, shares may be repurchased by the Company subject to the limitations of California General Corporation Law, credit agreements, the Articles of Incorporation and Bylaws, redemption policy and approval by the Board.

Redemption of Capital Shares.    The Articles of Incorporation and Bylaws currently provide that Unified has the right to repurchase any Class A, Class B or Class E Shares held by a former Member, and any Class B Shares in excess of the Class B Share requirement (“Excess Class B Shares”) held by a current Member, whether or not the shares have been tendered for repurchase. The repurchase of any Class A, Class B or Class E Shares is solely at the discretion of the Board. Ten years after the issuance of Class E Shares, and not before, the holder may request that Unified, at its sole discretion, repurchase Class E Shares, even if the membership of the holder has not terminated.

Unified Western Grocers, Inc. and Subsidiaries

Notes to Consolidated Financial Statements—(Continued)

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

The following tables summarize the Class A and Class B Shares tendered for redemption, shares converted, shares redeemed, and the remaining number of shares and their associated redemption value pending redemption at the fiscal year end of each of the following periods:

(dollars in thousands)
Class A Shares	Tendered	Redeemed	Remaining	Redemption Value at September 30, 2006
Fiscal 2003			19,425	$3,351
Fiscal 2004	8,550	24,875	3,100	$505
Fiscal 2005	8,150	9,300	1,950	$340
Fiscal 2006	11,150	9,550	3,550	$695

(dollars in thousands)
Class B Shares	Tendered	Converted		Redeemed	Remaining	Redemption Value at September 30, 2006
Fiscal 2003					62,432	$11,131
Fiscal 2004	6,574	980	(a)	194	67,832	$11,949
Fiscal 2005	31,623	4,905	(a)	33,743	60,807	$10,637
Fiscal 2006	14,034	4,903	(a)	23,455	46,483	$8,382

(a)	Shares converted to Class A Shares pursuant to the Company’s equity enhancement program.

In connection with the Merger with United, the Company agreed to repurchase Excess Class B Shares held by former shareholders of United that were received in the Merger. The Company purchased such shares by issuing notes referred to as “redemption subordinated notes,” which are payable in twenty equal quarterly principal installments and bear interest at 6% per year. In fiscal 2006 and 2005, the Company paid $0.1 million and $0.7 million, respectively, on the notes. As of September 30, 2006, the balance outstanding on these notes has been fully paid.

11.    Benefit Plans

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

The Company also has an Executive Salary Protection Plan (“ESPP II”) that provides supplemental post-termination retirement income based on each participant’s final salary and years of service as an officer of the Company. Depending on when the officer became a participant in the ESPP II, final salary is defined as the highest compensation of the last three years preceding employment separation or the average of the highest five years of compensation out of the last ten years preceding employment separation. Funds are held in a rabbi trust for the ESPP II consisting primarily of life insurance policies reported at cash surrender value. In accordance with EITF

Unified Western Grocers, Inc. and Subsidiaries

Notes to Consolidated Financial Statements—(Continued)

No. 97-14, “Accounting for Deferred Compensation Arrangements Where Amounts Earned are Held in a Rabbi Trust,” the assets and liabilities of a rabbi trust must be accounted for as if they are assets and liabilities of the Company. The assets held in the rabbi trust are not available for general corporate purposes. In addition, all earnings and expenses of the rabbi trust are reported in the Company’s consolidated statement of earnings. The cash surrender value of such life insurance policies aggregated $15.2 million and $13.6 million at September 30, 2006 and October 1, 2005, respectively, and is included in other assets in the Company’s consolidated balance sheets. The related accrued benefit cost (representing the Company’s benefit obligation to participants) of $13.4 million and $12.7 million at September 30, 2006 and October 1, 2005, respectively, is recorded in other long-term liabilities in the Company’s consolidated balance sheets. The rabbi trust is subject to creditor claims in the event of insolvency. The ESPP II accrued benefit cost is included in the pension tables below. However, the trust assets are excluded from the tables as they do not qualify as plan assets under SFAS No. 87, “Employers’ Accounting for Pensions” (“FAS 87”).

Pension expense for the Benefit Plan and ESPP II totaled $5.4 million, $5.7 million and $5.6 million for the fiscal years ended September 30, 2006, October 1, 2005, October 2, 2004, respectively.

The components of net periodic cost for the Benefit plan and ESPP II consist of the following:

(dollars in thousands)
	Benefit Plan
	September 30, 2006	October 1, 2005	October 2, 2004
Service cost	$3,559	$3,314	$3,287
Interest cost	5,892	5,610	5,131
Expected return on plan assets	(6,556)	(5,698)	(4,819)

Net periodic cost	$2,895	$3,226	$3,599

(dollars in thousands)
	ESPP II
	September 30, 2006	October 1, 2005	October 2, 2004
Service cost	$1,324	$1,442	$1,008
Interest cost	814	754	676
Amortization of prior service cost	241	241	241
Recognized actuarial loss	139	33	68

Net periodic cost	$2,518	$2,470	$1,993

The following table sets forth the change in benefit obligation for the Benefit Plan and ESPP II:

(dollars in thousands)
	Benefit Plan		ESPP II
	September 30, 2006	October 1, 2005	September 30, 2006	October 1, 2005
Benefit obligation at beginning of year	$108,700	$91,131	$15,128	$12,652
Service cost	3,559	3,314	1,324	1,442
Interest cost	5,892	5,610	814	754
Actuarial (gain)/loss	(11,394)	11,476	(775)	968
Benefits paid	(3,063)	(2,831)	(692)	(688)

Benefit obligation at end of year	$103,694	$108,700	$15,799	$15,128

Unified Western Grocers, Inc. and Subsidiaries

Notes to Consolidated Financial Statements—(Continued)

The following table sets forth the change in plan assets for the Benefit Plan and ESPP II:

(dollars in thousands)
	Benefit Plan		ESPP II
	September 30, 2006	October 1, 2005	September 30, 2006	October 1, 2005
Fair value of plan assets at beginning of year	$73,201	$66,097	$—	$—
Actual return on plan assets	7,122	6,348	—	—
Employer contribution	7,603	3,586	692	688
Benefits paid	(3,063)	(2,831)	(692)	(688)

Fair value of plan assets at end of year	$84,863	$73,201	$—	$—

The accrued pension and other benefit costs recognized in the accompanying consolidated balance sheets are computed as follows:

(dollars in thousands)
	Benefit Plan		ESPP II
	September 30, 2006	October 1, 2005	September 30, 2006	October 1, 2005
Funded status at June 30, 2006 and 2005, respectively (under-funded)	$(18,831)	$(35,499)	$(15,799)	$(15,128)
Unrecognized actuarial loss/(gain)	(4,640)	7,321	1,534	2,449
Unrecognized prior service cost	—	—	1,236	1,477
Fourth quarter employer contribution	2,344	6,562	—	—

Net amount recognized	$(21,127)	$(21,616)	$(13,029)	$(11,202)

The following table sets forth the amounts recognized in the consolidated balance sheets for the Benefit Plan and ESPP II:

(dollars in thousands)
	Benefit Plan		ESPP II
	September 30, 2006	October 1, 2005	September 30, 2006	October 1, 2005
Accrued benefit cost	$(21,127)	$(22,231)	$(13,423)	$(12,664)
Intangible assets	—	—	394	1,462
Accumulated other comprehensive income	—	615	—	—

Net amount recognized	$(21,127)	$(21,616)	$(13,029)	$(11,202)

The following table summarizes the minimum liability adjustment included in other comprehensive income:

(dollars in thousands)
	Benefit Plan		ESPP II
	September 30, 2006	October 1, 2005	September 30, 2006	October 1, 2005
Increase (decrease) in minimum liability included in other comprehensive income	$(615)	$615	$—	$(45)

Increase (decrease) in minimum liability included in other comprehensive income, net of taxes	$(366)	$366	$—	$(27)

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

Unified Western Grocers, Inc. and Subsidiaries

Notes to Consolidated Financial Statements—(Continued)

In fiscal 2005, the Company recorded an additional pension liability for the Benefit Plan of $0.6 million, and a corresponding charge to accumulated other comprehensive earnings (loss), since the accrued expense of $21.6 million was $0.6 million less than the unfunded accumulated benefit obligation (“ABO”) of $22.2 million as of June 30, 2005, the plan’s measurement date, as determined by third party actuaries. In fiscal 2006, the Company reversed the additional pension liability for the Benefit Plan of $0.6 million recorded in fiscal 2005, and recorded a corresponding credit to accumulated other comprehensive earnings (loss), since the accrued expense of $21.1 million exceeded the unfunded ABO as of June 30, 2006, the plan’s measurement date, as determined by third party actuaries.

In fiscal 2005, the Company recorded an additional minimum liability (excess of unfunded ABO over accrued expense) for the ESPP II plan of $1.46 million, with a corresponding intangible asset of $1.46 million (representing unrecognized prior service cost) recorded as an offset to this additional liability. Since the intangible asset was sufficient to offset the additional liability recorded, there was no required charge to accumulated other comprehensive earnings (loss) at October 1, 2005; therefore, the balance of $0.03 million previously reported at October 2, 2004 was reduced to zero. In fiscal 2006, the Company recorded an additional minimum liability for the ESPP II plan of $0.4 million, with a corresponding intangible asset of $0.4 million recorded as an offset to this additional liability. Since the intangible asset was sufficient to offset the additional liability recorded, there was no required charge to accumulated other comprehensive earnings (loss) at September 30, 2006.

The weighted-average assumptions used in computing the preceding information as of June 30, 2006, 2005 and 2004 (the annual plan measurement dates) were as follows:

Benefit Plan	2006	2005	2004
Benefit obligations:
Discount rate for benefit obligation	6.50%	5.50%	6.25%
Rate of compensation increase	4.25%	3.25%	4.00%
Net periodic cost:
Discount rate for net periodic benefit cost	5.50%	6.25%	6.00%
Expected long-term return on plan assets	8.50%	8.50%	8.50%
Rate of compensation increase	3.25%	4.00%	3.75%

ESPP II	2006	2005	2004
Benefit obligations:
Discount rate for benefit obligation	6.50%	5.50%	6.25%
Rate of compensation increase	4.25%	3.25%	4.00%
Net periodic cost:
Discount rate for net periodic benefit cost	5.50%	6.25%	6.00%
Expected long-term return on plan assets	N/A	N/A	N/A
Rate of compensation increase	3.25%	4.00%	3.75%

The Company’s fiscal 2006 pension expense was calculated based upon a number of actuarial assumptions, including an expected long-term rate of return on plan assets of 8.50%. In developing the long-term rate of return assumption, the Company evaluated historical asset class returns based on broad equity and bond indices. The expected long-term rate of return on plan assets assumes an asset allocation of approximately 65% equity and 35% fixed income financial instruments. The Company regularly reviews with its third party advisors the asset allocation and periodically rebalances the investment mix to achieve certain investment goals when considered appropriate (see further discussion and related table under “Plan Assets” below). Actuarial assumptions, including the expected rate of return, are reviewed at least annually, and are adjusted as necessary. Lowering the expected long-term rate of return on the Company’s plan assets by 0.50% (from 8.50% to 8.00%) would have increased its pension expense for fiscal 2006 by approximately $0.4 million.

The discount rate that was utilized for determining the Company’s fiscal 2005 pension obligation and fiscal 2006 net periodic benefit cost was selected to reflect the rates of return currently available on high quality fixed income

Unified Western Grocers, Inc. and Subsidiaries

Notes to Consolidated Financial Statements—(Continued)

securities whose cash flows (via coupons and maturities) match the timing and amount of future benefit payments of the plan. Bond information was provided by a recognized rating agency for all high quality bonds receiving one of the two highest ratings. As a result of this modeling process, the discount rate was decreased from 6.25% at June 30, 2004 to 5.50% at June 30, 2005. Decreasing both the discount rate and projected salary increase assumptions by 0.50% would have increased the Company’s fiscal 2006 pension expense for the Benefit Plan and ESPP II by approximately $0.2 million.

The discount rate that was utilized for determining the Company’s fiscal 2006 pension obligation and projected fiscal 2007 net periodic benefit cost was selected to reflect the rates of return currently available on high quality fixed income securities whose cash flows (via coupons and maturities) match the timing and amount of future benefit payments of the plan. Bond information was provided by a recognized rating agency for all high quality bonds receiving one of the two highest ratings. As a result of this modeling process, the discount rate was increased from 5.50% at June 30, 2005 to 6.50% at June 30, 2006.

Plan Assets

The Company’s Benefit Plan weighted-average asset allocation at September 30, 2006 and October 1, 2005, by asset category are as follows:

(dollars in thousands)
	September 30, 2006	October 1, 2005
Asset Category:
Equity securities	$57,303	$48,088
Debt securities	24,614	21,028
Other	2,946	4,085

Total	$84,863	$73,201

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

Contributions

During fiscal 2006, the Company contributed $0.3 million and $3.1 million to the Benefit Plan for the 2005 plan year and 2006 plan year, respectively. In addition, the Company also contributed $0.7 million in fiscal 2006 to the ESPP II Plan to fund benefit payments to participants. At this time, the Company expects to make quarterly

Unified Western Grocers, Inc. and Subsidiaries

Notes to Consolidated Financial Statements—(Continued)

estimated contributions to the Benefit Plan totaling $3.2 million in fiscal 2007 for the 2007 plan year ($2.1 million) and 2006 plan year ($1.1 million). Additional contributions, if any, for the 2006 plan year will be due by September 14, 2007, while contributions for the 2007 plan year will be due by September 15, 2008. In addition, the Company expects to contribute $0.8 million to the ESPP II Plan to fund projected benefit payments to participants in fiscal 2007.

The Company also made contributions of $12.0 million, $11.1 million and $12.0 million for the fiscal years ended September 30, 2006, October 1, 2005 and October 2, 2004, respectively, to collectively bargained, multi-employer defined benefit pension plans in accordance with the provisions of negotiated labor contracts. Information from the plans’ administrators is not available to permit the Company to determine its proportionate share of termination liability, if any.

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

The Company contributed approximately $3.8 million, $3.3 million and $3.4 million related to its SSP in the fiscal years ended September 30, 2006, October 1, 2005 and October 2, 2004, respectively.

The Company has a nonqualified Deferred Compensation Plan (“DCP”), which allows eligible employees to defer and contribute to an account a percentage of compensation on a pre-tax basis, as defined in the plan, in excess of amounts contributed to the SSP pursuant to IRS limitations, the value of which is measured by the fair value of the underlying investments. The Company informally funds its deferred compensation liability with assets held in a rabbi trust consisting primarily of life insurance policies reported at cash surrender value. The assets held in the rabbi trust are not available for general corporate purposes. Participants can direct the investment of their deferred compensation plan accounts in several investment funds as permitted by the DCP. Gains or losses on investments are fully allocable to the plan participants. The cash surrender value of life insurance policies is included in other assets in the Company’s consolidated balance sheets because they remain assets of the Company until paid out to the participants. The cash surrender value of the life insurance policies was $6.9 million and $5.9 million at September 30, 2006 and October 1, 2005, respectively. The liability to participants ($7.0 million and $6.0 million at September 30, 2006 and October 1, 2005, respectively) is included in other long-term liabilities in the Company’s consolidated balance sheets. The rabbi trust is subject to creditor claims in the event of insolvency.

The Company has an Employee Savings Plan, which is a defined contribution plan, adopted pursuant to Section 401(k) of the Internal Revenue Code for substantially all of its union employees. The Company does not match any employee deferrals into the plan, and therefore, there is no related vesting schedule. No expense was incurred in the periods presented.

Estimated Future Benefit Payments

The following benefit payments, which reflect expected future service, as appropriate, are expected to be paid in fiscal years:

(dollars in thousands)
	Benefit Plan	ESPP II
2007	$3,506	$822
2008	3,783	1,200
2009	4,126	1,256
2010	4,539	1,198
2011	5,065	1,774
2012 – 2016	35,438	9,796

Total	$56,457	$16,046

Unified Western Grocers, Inc. and Subsidiaries

Notes to Consolidated Financial Statements—(Continued)

12.    Postretirement Benefit Plans Other Than Pensions

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

The components of net periodic benefit cost consist of the following:

(dollars in thousands)
	September 30, 2006	October 1, 2005	October 2, 2004
Service cost	$1,648	$1,349	$1,421
Interest cost	3,408	3,454	3,086
Recognized actuarial loss	744	431	230

Net periodic benefit cost	$5,800	$5,234	$4,737

The change in the benefit obligations consists of the following:

(dollars in thousands)
	September 30, 2006	October 1, 2005
Benefit obligation at beginning of year	$63,562	$56,680
Service cost	1,648	1,349
Interest cost	3,408	3,454
Actuarial (gain) loss	(24,186)	4,892
Benefits paid	(2,627)	(2,813)

Benefit obligation at end of year	$41,805	$63,562

The change in the plan assets during the year is:

(dollars in thousands)
	September 30, 2006	October 1, 2005
Fair value of plan assets at beginning of year	$—	$—
Employer contribution	2,627	2,813
Benefits paid	(2,627)	(2,813)

Fair value of plan assets at end of year	$—	$—

The funded status of the plans is:

(dollars in thousands)
	September 30, 2006	October 1, 2005
Funded status at June 30, 2006 and 2005 (under-funded)	$(41,805)	$(63,562)
Unrecognized actuarial (gain) loss	(9,879)	15,051

Net amount recognized	$(51,684)	$(48,511)

Unified Western Grocers, Inc. and Subsidiaries

Notes to Consolidated Financial Statements—(Continued)

The accrued benefit costs of $51.7 million and $48.5 million at September 30, 2006 and October 1, 2005, respectively, are included in net long-term liabilities, other in the consolidated balance sheets.

The Company expects to make contributions to its postretirement benefit plans in amounts equivalent to the expected benefit payments as indicated below.

Benefit payments, including those amounts to be paid out of corporate assets and reflecting future expected service as appropriate, are expected to be paid in fiscal years:

(dollars in thousands)
Postretirement Benefit Plans
2007	$2,617
2008	2,726
2009	2,807
2010	2,976
2011	3,109
2012 – 2016	18,105

Total	$32,340

The weighted-average assumptions as of June 30, 2006, 2005 and 2004 are as follows:

	Postretirement benefit plans
	2006	2005	2004
Benefit obligations:
Discount rate for benefit obligation	6.50%	5.50%	6.25%
Rate of compensation increase	4.25%	3.25%	4.00%
Net periodic benefit cost:
Discount rate for net periodic benefit cost	5.50%	6.25%	6.00%
Rate of compensation increase	3.25%	4.00%	3.75%

For measurement purposes, the following table sets forth the assumed health care trend rates:

	September 30, 2006	October 1, 2005
Health care cost trend rate assumed for 2007 and 2006(a)	10.00%	10.00%
Rate to which the cost trend rate is assumed to decline (the ultimate trend rate)(b)	5.00%	5.00%
Year that the rate reaches the ultimate trend rate	2012	2011

(a)	The annual rate of increase in the per capita cost of covered health care benefits.
(b)	The health care trend rate is assumed to decrease annually by 1% until reaching the ultimate trend rate of 5% in fiscal 2012 and 2011 for the years ended September 30, 2006 and October 1, 2005, respectively.

Assumed health care cost trend rates have a significant effect on the amounts reported for the health care plans. A one-percentage-point change in assumed health care cost trend rates would have the following effects as of September 30, 2006:

(dollars in thousands)
	1-Percentage-Point Increase	1-Percentage-Point Decrease
Effect on total of service and interest cost	$260	$(232)

Effect on accumulated postretirement benefit obligation	$2,417	$(2,281)

Unified Western Grocers, Inc. and Subsidiaries

Notes to Consolidated Financial Statements—(Continued)

The Company’s union employees participate in a multi-employer plan that provides health care benefits for retired union employees. Amounts contributed to the multi-employer plan for these union employees totaled $3.4 million in fiscal 2006, $3.8 million in fiscal 2005 and $3.2 million in fiscal 2004. Information from the plans’ administrators is not available to permit the Company to determine its proportionate share of termination liability, if any.

13.    Contingencies

During the fiscal year ended September 30, 2006, Unified received payment on a judgment in favor of the Company from a successful litigation against a firm for professional negligence by such firm. The judgment was entered in 2004; however, the defendants in the litigation appealed. All appeals have now been resolved in the Company’s favor. The Company’s net proceeds were $3.0 million after payment of contingent attorneys’ fees, and were recorded as a reduction of distribution, selling and administrative expenses in the consolidated Statements of Earnings and Comprehensive Earnings.

The Company is a party to various litigation, claims and disputes, some of which are for substantial amounts, arising in the ordinary course of business. While the ultimate effect of such actions cannot be predicted with certainty, the Company believes the outcome of these matters will not result in a material adverse effect on its financial condition or results of operations.

14.    Segment Reporting

Management identifies segments based on the information monitored by the Company’s chief operating decision-makers to manage the business and, accordingly, has the following two reportable segments:

•	Wholesale Distribution includes the results of operations from the sale of food and general merchandise products to both Member and non-member independent and chain supermarket operators. As of September 30, 2006, the Wholesale Distribution segment represents approximately 99% of the Company’s total sales and 85% of total assets.

•	The Insurance segment includes the results of operations for the Company’s three insurance subsidiaries (Grocers and Merchants Insurance Service, Inc., Springfield Insurance Company and Springfield Insurance Company, Ltd.). These subsidiaries provide insurance and insurance-related services, including workers’ compensation and liability insurance policies, to both the Company and its Members primarily located in California. As of September 30, 2006, the Company’s Insurance segment collectively accounts for approximately 1% of the Company’s total sales and 12% of total assets.

The “All Other” category includes the results of operations for the Company’s other support businesses, including its finance subsidiary, whose services are provided to a common customer base, none of which individually meets the quantitative thresholds of a reportable segment. As of September 30, 2006, the “All Other” category collectively accounts for less than 1% of the Company’s total sales and 3% of total assets.

Unified Western Grocers, Inc. and Subsidiaries

Notes to Consolidated Financial Statements—(Continued)

Information about the Company’s operations by operating segment is as follows:

(dollars in thousands)
	September 30, 2006	October 1, 2005	October 2, 2004
Net sales
Wholesale distribution	$2,938,073	$2,842,348	$3,008,190
Insurance	22,163	30,331	34,625
All other	2,322	2,250	2,731
Intersegment elimination	(8,735)	(8,067)	(5,593)

Total net sales	$2,953,823	$2,866,862	$3,039,953

Operating income
Wholesale distribution	$51,262	$50,085	$49,281
Insurance	8,950	4,032	(1,826)
All other	(859)	(616)	2,585

Total operating income	59,353	53,501	50,040

Interest expense	(14,326)	(14,851)	(17,320)
Patronage dividends	(20,973)	(21,404)	(20,742)
Income taxes	(7,912)	(6,426)	(4,572)

Net earnings	$16,142	$10,820	$7,406

Depreciation and amortization
Wholesale distribution	$21,016	$23,904	$28,630
Insurance	207	269	266
All other	16	8	25

Total depreciation and amortization	$21,239	$24,181	$28,921

Capital expenditures
Wholesale distribution	$13,915	$11,606	$10,058
Insurance	56	85	152
All other	192	55	368

Total capital expenditures	$14,163	$11,746	$10,578

Identifiable assets
Wholesale distribution	$613,079	$602,475	$610,151
Insurance	86,403	88,058	89,234
All other	17,633	17,516	22,248

Total identifiable assets	$717,115	$708,049	$721,633

15.    Concentration of Credit Risk

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

The Company’s largest customer and ten largest Member and non-member customers accounted for approximately 11% and 42%, 11% and 39%, and 9% and 36% of net sales for the fiscal years ended September 30,

Unified Western Grocers, Inc. and Subsidiaries

Notes to Consolidated Financial Statements—(Continued)

2006, October 1, 2005 and October 2, 2004, respectively. In addition, Unified’s ten largest Member and non-member customers accounted for approximately 33% and 30% of total accounts receivable at September 30, 2006 and October 1, 2005, respectively.

16.    Fair Value of Financial Instruments

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

The fair value of variable interest rate notes payable approximates their carrying value at September 30, 2006 and October 1, 2005. The fair value of fixed rate notes payable was $98.4 million and $103.7 million compared to their carrying value of $102.8 million and $102.9 million at September 30, 2006 and October 1, 2005, respectively.

The fair value of subordinated patronage dividend certificates approximated their carrying value at September 30, 2006 and October 1, 2005.

The methods and assumptions used to estimate the fair values of the Company’s financial instruments at September 30, 2006 and October 1, 2005 were based on estimates of market conditions, estimates using present value and risks existing at that time. These values represent an approximation of possible value and may never actually be realized.

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

Unified Western Grocers, Inc. and Subsidiaries

Notes to Consolidated Financial Statements—(Continued)

A brief description of related party transactions with Members affiliated with directors of the Company and transactions with executive officers follows:

Loans and Loan Guarantees

Unified provides loan financing and loan guarantees to its Members. The Company had the following loans outstanding at September 30, 2006 to Members affiliated with directors of the Company:

(dollars in thousands)
Director	Aggregate Loan Balance at September 30, 2006	Maturity Date
Jay McCormack	$31	2007
Peter J. O’Neal	89	2011

On August 1, 2006, K.V. Mart Co. (“KV”), of which director Darioush Khaledi is affiliated, entered into a $1.1 million standby letter of credit agreement with GCC to secure insurance coverage with Springfield Insurance Company, a wholly owned subsidiary of the Company, in the event KV is unable to meet its obligations. The non-transferable standby letter of credit expires August 1, 2007, and is automatically renewable without amendment unless KV provides 30 days’ prior written notice to GCC.

In December 2002, GCC loaned approximately $2.0 million to an entity affiliated with director Michael A. Provenzano, Jr. to finance equipment and leasehold improvements for store expansion purposes. The note was due in December 2007. This note was paid in full during fiscal year 2006.

The Company has guaranteed 22% of the principal amount of a third party loan to C&K, of which director Douglas A. Nidiffer is a shareholder, director and officer. At September 30, 2006 and October 1, 2005, the principal amount of this guarantee was $0.2 million.

Lease Guarantees and Subleases

The Company provides lease guarantees and subleases to its Members. The Company has executed lease guarantees or subleases to Members affiliated with directors of the Company at September 30, 2006 as follows:

(dollars in thousands)
Director	No. of Stores	Total Current Annual Rent	Total Guaranteed Rent	Expiration Date(s)
Douglas A. Nidiffer	1	$693	3,467	2026
Michael A. Provenzano, Jr.	2	351	3,680	2017
John Berberian	2	310	897	2008-2012
Richard L. Wright	1	264	220	2007
Peter J. O’Neal	1	144	576	2010
Mark Kidd	1	121	272	2009

Supply Agreements

During the course of its business, the Company enters into individually negotiated supply agreements with Members of the Company. These agreements require the Member to purchase certain agreed amounts of its merchandise requirements from the Company and obligate the Company to supply such merchandise under agreed terms and conditions relating to such matters as pricing and delivery. The Company has executed supply agreements with Members affiliated with directors of the Company at September 30, 2006 as follows:

Director	Expiration Date
Douglas A. Nidiffer	12/19/2013
Michael A. Provenzano, Jr.	08/01/2007

Unified Western Grocers, Inc. and Subsidiaries

Notes to Consolidated Financial Statements—(Continued)

Loans to Executive Officers

In December 2000, to facilitate a senior executive’s relocation to Southern California, the Company loaned to this executive, pursuant to a note, $0.1 million with interest of 7.0% per annum payable quarterly and principal due at the option of the holder.

18.    Subsequent Events

On October 6, 2006, the Board authorized the repurchase on October 12, 2006 of 3,550 shares of the Company’s Class A Shares that had been tendered and were pending redemption. The Company paid approximately $0.7 million to redeem the shares. On December 13, 2006, the Board authorized the repurchase on or before December 29, 2006 of 23,405 Class B Shares with an approximate redemption value of $4.2 million.

On October 5, 2006, the Board approved the declaration of a 6% one-time only cash dividend (approximately $0.9 million) on the outstanding Class E Shares of the Company as of September 28, 2006.

On December 5, 2006, the Company amended and restated its Revolving Credit Agreement. The amended and restated Revolving Credit Agreement permits advances and letters of credit up to $225 million, with an option to expand to $300 million in the future. The amended and restated Revolving Credit Agreement matures on January 31, 2012 and continues to be secured by the inventory and accounts receivable of the Company and certain subsidiaries. Interest is based on either LIBOR plus an applicable margin (0.75% to 1.75%) or the lender’s base rate plus an applicable margin (0.00% to 0.25%).

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

Changes in internal controls over financial reporting.    Management, with the participation of the Chief Executive Officer and Chief Financial Officer of the Company, has evaluated any changes in the Company’s internal control over financial reporting that occurred during the fourth quarter of our fiscal year ended September 30, 2006. Management, the Chief Executive Officer and the Chief Financial Officer of the Company have concluded that no change in our internal control over financial reporting (as defined in Rule 13a-15(f) under the Securities Exchange Act of 1934) occurred during the fourth quarter of our fiscal year ended September 30, 2006 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting, except as discussed below.

In the fourth quarter of fiscal 2005, the Company became aware of a material weakness relating to the Company’s internal control over financial reporting with respect to its promotions tracking system. In June 2005, the Company made a modification to the promotions tracking system that was installed during 2004. This system will enable the Company to better monitor the cash flows relating to promotions and evaluate the factors influencing the effectiveness of promotional activities. Subsequent to the implementation of this modification, the Company discovered a limitation in the reporting capabilities of the system that could lead to a material misstatement in our financial statements. Upon discovering this limitation, the Company performed extensive alternative analysis and we are satisfied that this has not resulted in a misstatement of the information presented in our current or previously issued financial statements. During the first quarter of fiscal 2006, the Company implemented, among other things, an enhanced reconciliation process to ensure that the impact of promotional activities is fairly stated in our financial statements. This process was further refined during the remainder of fiscal 2006. Additionally, during the fourth quarter of fiscal 2006, the Company made final improvements to the reconciliation process, validated and tested the design and operating effectiveness of these newly implemented controls and determined that these controls effectively remediated the material weakness. Accordingly, Management has concluded that such material weakness no longer exists.

The Company is a non-accelerated filer and is required to comply with the internal control reporting and disclosure requirements of Section 404 of the Sarbanes-Oxley Act for fiscal years ending on or after December 15, 2007. The Company is currently in the documentation phase of its Section 404 compliance and will comply with these disclosure requirements for its fiscal year ending September 27, 2008.

Item 9B.    OTHER INFORMATION

On October 5, 2006, the Company amended its bylaws to clarify the method of calculating the redemption price of Class A and Class B Shares. The Company exchanges its Class A Shares and Class B Shares with its Members at a price that is based on a formula and is approved by the Board of Directors (“Exchange Value Per Share”).

For years prior to September 30, 2006, the Company, at the option of the Board of Directors, may redeem outstanding Class A and Class B Shares by paying the redemption price provided in the bylaws. Subject to certain exceptions as set forth in the Company’s articles of incorporation and bylaws, (i) the redemption price of the Class A and Class B Shares held by a shareholder that is no longer a qualified or active Member shall be the book value of such shares as of the close of the fiscal year prior to the date on which such shareholder is no longer a qualified or active Member; and (ii) the redemption price for Class B Shares held by a Member in excess of the number required to be held (other than shares to be redeemed on termination of membership) shall be the book value of such shares as of the close of the fiscal year prior to the date such shares are tendered for repurchase.

Prior to September 30, 2006, the Company computed the Exchange Value Per Share of the Class A and Class B Shares as book value (“Book Value”) divided by the number of Class A and Class B Shares outstanding at the end of the fiscal year. Book Value is computed based on the sum of the fiscal year end balances of Class A and Class B Shares, plus retained earnings, plus (less) accumulated other comprehensive earnings (loss).

Effective September 30, 2006, the Company modified its Exchange Value Per Share computation. To clarify the method of calculating the Exchange Value Per Share of the Company and to ensure the certainty of the redemption price, the provision of the bylaws relating to the redemption of the Class A and Class B Shares was amended to replace the term “Book Value” with the term “Exchange Value” and a paragraph was added to clarify that “Exchange Value” shall be equal to: (1) Book Value, determined in accordance with accounting principles generally accepted in the United States of America (“GAAP”), for any repurchase price the determination of which is to be made with respect to a fiscal year end prior to September 30, 2006; and (2) otherwise, Exchange Value, equal to Book Value, determined in accordance with GAAP, excluding accumulated other comprehensive earnings (loss) divided by the number of Class A Shares and Class B Shares outstanding with respect to a fiscal year end on or after September 30, 2006.

In addition, on December 13, 2006, the Company amended its bylaws to:

1. State that no ordinary dividends shall be paid with respect to shares of stock of the Company from net earnings of the Company derived from business transacted by the Company with or for its Members (from “patronage earnings”), and patronage earnings shall not be reduced by ordinary dividends. Any ordinary dividends shall be paid; (a) first from net earnings of the Company other than patronage earnings; and (b) then from unallocated retained earnings. Any ordinary dividends paid with respect to shares of stock of the Company shall be in addition to amounts payable to Members as patronage dividends, and;

2. Clarify that Members are required to consent to include in their gross income, in the year received, all cash as well as the stated dollar amount of all written notices of allocation, provided, however, that this consent shall not extend to written notices of allocation that are clearly labeled to be “nonqualified.”

A copy of the Company’s bylaws, as amended, is attached to this Annual Report on Form 10-K as Exhibit 3.2.

Part III

Item 10.    DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

Information regarding the directors of Unified is incorporated from the information under the captions “Election of Directors,” “Board Meetings and Committees,” “Section 16(a) Beneficial Ownership Reporting Compliance” and “Code of Financial Ethics” in the Company’s Proxy Statement for its 2007 Annual Meeting of Shareholders to be filed within 120 days after the end of the most recent fiscal year.

The Company has adopted a code of ethics that applies to the Company’s principal executive officer, principal financial officer and principal accounting officer. The code of ethics has been posted to the Company’s Internet website at http://www.uwgrocers.com. The Company intends to satisfy disclosure requirements regarding amendments to, or waivers from, any provisions of its code of ethics on its website.

The following table sets forth certain information about executive, senior and other officers that have direct financial reporting responsibilities. Information on all other officers will be provided in the Company’s Annual Report.

Officer’s Name	Age	Business Experience During Last Five Years
Alfred A. Plamann	64	President and Chief Executive Officer since February 1994.
Robert M. Ling, Jr.	49	Executive Vice President, General Counsel and Secretary since November 1999.
Richard J. Martin	61	Executive Vice President, Finance & Administration and Chief Financial Officer since November 1999.
Philip S. Smith	56	Executive Vice President, Chief Marketing / Procurement Officer since October 2003; Senior Vice President, Procurement, November 1999 to October 2003.
Daniel J. Murphy	60	Senior Vice President, Retail Support Services and President, SavMax Foods, Inc., a wholly-owned subsidiary of the Company, since July 2001.
Rodney L. VanBebber	51	Senior Vice President, Distribution since January 2000.
Christine Neal	53	Vice President and Treasurer since March 2003; Financial Consultant, April 1999 to February 2003.
Joseph A. Ney	58	Vice President, Insurance since November 1998.
Randall G. Scoville	46	Vice President, Accounting and Chief Accounting Officer since October 2005; Chief Financial Officer, Cardenas Markets, Inc., January 2004 to October 2005; Financial Consultant, July 2002 to December 2003; Chief Financial Officer, Trader Joe’s Company, April 1999 to June 2002.

Item 11.    EXECUTIVE COMPENSATION

Incorporated by reference from the information under the captions “Compensation Committee Interlocks and Insider Participation,” “Report of Compensation Committee on Executive Compensation,” “Executive Officer Compensation” and “Director Compensation” in the Company’s Proxy Statement for its 2007 Annual Meeting of Shareholders to be filed within 120 days after the end of the most recent fiscal year.

Item 12. SECURITY	OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED SHAREHOLDER MATTERS

Incorporated by reference from the information under the caption “Security Ownership of Directors and Officers” in the Company’s Proxy Statement for its 2007 Annual Meeting of Shareholders to be filed within 120 days after the end of the most recent fiscal year.

Item 13.    CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

Entities with which directors are affiliated, as Members of Unified, purchase groceries and related products and services from Unified in the ordinary course of business pursuant to published terms or according to the provisions of individually negotiated supply agreements. As Members, firms with which directors are affiliated may receive various benefits including patronage dividends, allowances and retail support services. Unified makes a variety of benefits available to Members on a negotiated basis. Unified has provided to its Members loan financing in the form of direct loans and loan guarantees; provided lease guarantees and subleases; as well as invested directly in Members who are sometimes affiliated with directors of the Company. In addition, Unified may also enter into other agreements with Members which are affiliated with directors of the Company, as well as agreements with its executive officers. See Note 17 of Notes to Consolidated Financial Statements in Item 8, “Financial Statements and Supplementary Data”, which is incorporated herein by this reference, for a description of related party transactions. Additional information is incorporated by reference from the information under the captions “Compensation Committee Interlocks and Insider Participation,” “Transactions with Management and Other Persons” in the Company’s Proxy Statement for its 2007 Annual Meeting of Shareholders to be filed within 120 days after the end of the most recent fiscal year.

Item 14.    PRINCIPAL ACCOUNTANT FEES AND SERVICES

Incorporated by reference from the information under the caption “Independent Registered Public Accounting Firm” in the Company’s Proxy Statement for its 2007 Annual Meeting of Shareholders to be filed within 120 days after the end of the most recent fiscal year.

Part IV

Item 15.    EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

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

(a) (1) Consolidated Financial Statements:

•	Report of Independent Registered Public Accounting Firm.

•	Consolidated Balance Sheets as of September 30, 2006 and October 1, 2005.

•	Consolidated Statements of Earnings and Comprehensive Earnings for the fiscal years ended September 30, 2006, October 1, 2005 and October 2, 2004.

•	Consolidated Statements of Shareholders’ Equity for the fiscal years ended September 30, 2006, October 1, 2005 and October 2, 2004.

•	Consolidated Statements of Cash Flows for the fiscal years ended September 30, 2006, October 1, 2005 and October 2, 2004.

•	Notes to Consolidated Financial Statements.

   (2) Financial Statement Schedule:

•	Schedule II—Valuation and Qualifying Accounts for the fiscal years ended September 30, 2006, October 1, 2005 and October 2, 2004.

All other financial statement schedules for which provision is made in the applicable accounting regulations of the SEC are not required under the instructions to Item 8 or are inapplicable and therefore have been omitted.

   (3) Exhibits:

See Item 15 (b) below.

(b) Exhibits

The following documents are filed as part of this Annual Report on Form 10-K:

Exhibit No.	Description
3.1	Amended and Restated Articles of Incorporation of the Registrant, as amended (incorporated by reference to Exhibit 3.1 to the Registrant’s Quarterly Report on Form 10-Q for the fiscal quarter ended March 29, 2003, File No. 000-10815).

3.2*	Bylaws of the Registrant, as amended.

4.1	Retail Grocer Application and Agreement for Continuing Service Affiliation with Unified Western Grocers, Inc. and Pledge Agreement (incorporated by reference to Exhibit 4.7 to Amendment No. 2 to Form S-1 Registration Statement of the Registrant filed on December 31, 1981, File No. 2-70069).

4.2	Retail Grocer Application and Agreement for Service Affiliation with and the Purchase of Shares of Unified Western Grocers, Inc. and Pledge Agreement (incorporated by reference to Exhibit 4.2 to Post Effective Amendment No. 7 to Form S-2 Registration Statement of the Registrant filed on December 13, 1989, File No. 33-19284).

4.3	Copy of Application and Agreement for Service Affiliation as a Member-Patron/Affiliate with Unified Western Grocers, Inc. and Pledge and Security Agreement (incorporated by reference to Exhibit 4.1 to the Registrant’s Quarterly Report on Form 10-Q for the fiscal quarter ended April 1, 2000, File No. 000-10815).

4.4	Copy of Application and Agreement for Service Affiliation as an Associate Patron with Unified Western Grocers, Inc. and Pledge and Security Agreement (incorporated by reference to Exhibit 4.2 to the Registrant’s Quarterly Report on Form 10-Q for the fiscal quarter ended April 1, 2000, File No. 000-10815).

4.5	Agreement respecting directors’ shares (incorporated by reference to Exhibit 4.9 to Amendment No. 2 to Form S-1 Registration Statement of the Registrant filed on December 31, 1981, File No. 2-70069).

4.6	Subordination Agreement (Member-Patron-1988) (incorporated by reference to Exhibit 4.4 to Post-Effective Amendment No. 4 to Form S-2 Registration Statement of the Registrant filed on July 15, 1988, File No. 33-19284).

4.7	Subordination Agreement (Associate Patron-1988) (incorporated by reference to Exhibit 4.5 to Post-Effective Amendment No. 4 to Form S-2 Registration Statement of the Registrant filed on July 15, 1988, File No. 33-19284).

4.8	Subordination Agreement (New Member-Patron-1988) (incorporated by reference to Exhibit 4.6 to Post-Effective Amendment No. 4 to Form S-2 Registration Statement of the Registrant filed on July 15, 1988, File No. 33-19284).

4.9	Subordination Agreement (New Associate Patron-1988) (incorporated by reference to Exhibit 4.7 to Post-Effective Amendment No. 4 to Form S-2 Registration Statement of the Registrant filed on July 15, 1988, File No. 33-19284).

4.10	Copy of Member Patron/Affiliate Subordination Agreement (Subordination of Required Deposit) (incorporated by reference to Exhibit 4.10 to Registrant’s Form 10-K for the fiscal year ended September 29, 2001 filed on December 27, 2001, File No. 000-10815).

4.11	Copy of Associate-Patron Subordination Agreement (Subordination of Required Deposit Agreement (incorporated by reference to Exhibit 4.11 to Registrant’s Form 10-K for the fiscal year ended September 29, 2001 filed on December 27, 2001, File No. 000-10815).

4.12	Form of Class A Share Certificate (incorporated by reference to Exhibit 4.12 to the Registrant’s Annual Report on Form 10-K for the fiscal year ended September 30, 2000, filed on December 26, 2000, File No. 000-10815).

4.13	Form of Class B Share Certificate (incorporated by reference to Exhibit 4.13 to the Registrant’s Annual Report on Form 10-K for the fiscal year ended September 30, 2000, filed on December 26, 2000, File No. 000-10815).

Exhibit No.	Description
4.14	Amended and Restated Loan Purchase and Servicing Agreement Dated as of December 7, 2001 between Grocers Capital Company and National Consumer Cooperative Bank (incorporated by reference to Exhibit 10.1 to the Registrant’s Annual Report on Form 10-K for the fiscal year ended September 28, 2002, filed on January 13, 2003, File No. 000-10815).

4.15	Amended and Restated Credit Agreement dated as of December 7, 2001 among Grocers Capital Company, the lenders listed therein and National Cooperative Bank, as agent (incorporated by reference to Exhibit 10.1 to the Registrant’s Annual Report on Form 10-K for the fiscal year ended September 28, 2002, filed on January 13, 2003, File No. 000-10815).

4.16	Amended and Restated Loan Purchase Agreement (Existing Program) dated January 30, 1998 among United Resources, Inc., United Grocers, Inc. (predecessor-in-interest to the Registrant) and National Consumer Cooperative Bank (incorporated by reference to Exhibit 4.D1 to United Grocers, Inc. Annual Report on Form 10-K for the fiscal year ended October 2, 1998 filed on January 30, 1999, File No. 002-60487, as amended).

4.17	Amended and Restated Loan Purchase Agreement (Holdback Program) dated January 30, 1998 among United Resources, Inc., United Grocers, Inc. (predecessor-in-interest to the Registrant) and National Consumer Cooperative Bank (incorporated by reference to Exhibit 4.D2 to United Grocers, Inc. Annual Report on Form 10-K for the fiscal year ended October 2, 1998 filed on January 30, 1999, File No. 002-60487, as amended).

4.18	Guarantee dated September 29, 1999 by the Registrant of debt securities of United Grocers, Inc. (predecessor-in-interest to the Registrant) issued pursuant to that certain Indenture dated as of February 1, 1978, and as subsequently amended and supplemented, by and between United Grocers, Inc., and State Street Bank and Trust Company (incorporated by reference to Exhibit 4.1 to the Registrants Current Report on Form 8-K filed on October 13, 1999, File No. 000-10815).

4.19	Note purchase Agreement dated as of September 29, 1999 by and among Registrant and the persons listed on Schedule I thereto (incorporated by reference to Exhibit 10.1 to the Registrant’s Current report on Form 8-K filed on October 13, 1999, File No. 000-10815).

4.20	Amendment No. 1 and Limited Waiver to Note Purchase Agreement, dated as of September 14, 2000, by and among Registrant and the Noteholders listed on the signature pages thereto (incorporated by reference to Exhibit 4.24 to the Registrant’s Annual Report on Form 10-K for the fiscal year ended September 30, 2000, filed on December 26, 2000, File No. 000-10815).

4.21	Second Amendment to Note Purchase Agreement and Notes dated as of March 27, 2002 by and among the Registrant and the Noteholders on the signature pages thereto (incorporated by reference to Exhibit 4.24.1 to the Registrant’s Quarterly Report on Form 10-Q for the fiscal quarter ended March 30, 2002, filed on May 14, 2002, File No. 000-10815).

4.22	Third Amendment to Note Purchase Agreement and Notes dated as of December 31, 2002 by and among the Registrant and the Noteholders on the signature pages thereto (incorporated by reference to Exhibit 10.1 to the Registrant’s Annual Report on Form 10-K for the fiscal year ended September 28, 2002, filed on January 13, 2003, File No. 000-10815).

4.23	Secured Revolving Credit Agreement dated as of September 29, 1999, by and among Registrant, the Lenders named therein and Rabobank Nederland, New York Branch (incorporated by reference to Exhibit 10.2 to the Registrant’s Current report on Form 8-K filed on October 13, 1999, File No. 000-10815).

4.24	Amendment No. 1 to Secured Revolving Credit Agreement dated as of November 18, 1999 by and among Registrant, the Lenders named therein and Rabobank Nederland, New York Branch (incorporated by reference to Exhibit 4.26 to the Registrant’s Annual Report on Form 10-K for the fiscal year ended September 30, 2000, filed on December 26, 2000, File No. 000-10815).

4.25	Amendment No. 2 and Limited Waiver to Secured Revolving Credit Agreement dated as of July, 2000 by and among Registrant, the Lenders named therein and Rabobank Nederland, New York Branch (incorporated by reference to Exhibit 4.27 to the Registrant’s Annual Report on Form 10-K for the fiscal year ended September 30, 2000, filed on December 26, 2000, File No. 000-10815).

4.26	Amendment No. 3 to Secured Revolving Credit Agreement dated as of December 7, 2001 by and among the Registrant, the Lenders named therein and Rabobank Nederland, New York Branch (incorporated by reference to Exhibit 4.27.1 to the Registrant’s Annual Report on Form 10-K for the fiscal year ended September 29, 2001, filed on December 27, 2001, File No. 000-10815).

Exhibit No.	Description
4.27	Copy of indenture dated as of February 1, 1978, between Unified Western Grocers, Inc. (as successor to United Grocers, Inc.) and United States National Bank of Oregon, as trustee, relating to Unified Western Grocers, Inc.’s Capital Investment Notes (incorporated by reference to Exhibit 4.1 to United Grocers, Inc.’s registration Statement on Form S-1, No. 2-60488).

4.28	Copy of supplemental indenture dated as of January 27, 1989, between Unified Western Grocers, Inc. (as successor to United Grocers, Inc.) and United States National Bank of Oregon, as trustee, relating to Unified Western Grocers, Inc.’s Series F 5% Subordinated Redeemable Capital Investment Notes (incorporated by reference to Exhibit 4.G to the United Grocers, Inc. Form 10-K for the fiscal year ended September 30, 1989).

4.29	Copy of supplemental indenture dated as of January 22, 1991, between Unified Western Grocers, Inc. (as successor to United Grocers, Inc.) and United States National Bank of Oregon, as trustee, relating to Unified Western Grocers, Inc.’s Series G 5% Subordinated Redeemable Capital Investment Notes (incorporated by reference to Exhibit 4.D to the United Grocers, Inc. Registration Statement on Form S-2, No. 33-38617).

4.30	Copy of supplemental indenture dated as of July 6, 1992, between Unified Western Grocers, Inc. (as successor to United Grocers, Inc.) and United States National Bank of Oregon, as trustee, relating to Unified Western Grocers, Inc.’s Series H 5% Subordinated Redeemable Capital Investment Notes (incorporated by reference to Exhibit 4.C to the United Grocers, Inc. Registration Statement on Form S-2, No. 33-49450).

4.31	Copy of supplemental indenture dated as of January 9, 1995, between Unified Western Grocers, Inc. (as successor to United Grocers, Inc.) and First Bank National Association, as trustee, relating to Unified Western Grocers, Inc.’s Series J 5% Subordinated Redeemable Capital Investment Notes (incorporated by reference to Exhibit 4.C to the United Grocers, Inc. Registration Statement on Form S-2, No. 33-57199).

4.32	Form of Indenture between the Registrant and U.S. Bank, N.A., as Trustee, relating to $4,000,000 Subordinated Patronage Dividend Certificates Due December 15, 2007 (incorporated by reference to Exhibit 4.35 to the Registrant’s Registration Statement on Form S-2, filed on February 28, 2003, File No. 333-103535).

4.33	Form of Subordinated Patronage Dividend Certificate Due December 15, 2007 (included in Exhibit 4.32).

4.34	Secured Revolving Credit Agreement dated as of December 5, 2003, by and among Registrant, the Lenders named therein and Harris Trust and Savings Bank (incorporated by reference to Exhibit 4.34 to the Registrant’s Annual Report on Form 10-K for the fiscal year ended September 27, 2003, filed on December 16, 2003, File No. 000-10815).

4.35	Security Agreement dated as of December 5, 2003, by and among Registrant, the Lenders named therein and Harris Trust and Savings Bank relating to the Secured Revolving Credit Agreement dated as of December 5, 2003, by and among Registrant, the Lenders named therein and Harris Trust and Savings Bank (incorporated by reference to Exhibit 4.35 to the Registrant’s Annual Report on Form 10-K for the fiscal year ended September 27, 2003, filed on December 16, 2003, File No. 000-10815).

4.36	Amended and Restated Note Purchase Agreement, effective January 6, 2006, by and among Registrant and the Noteholders listed on the signature pages thereto (incorporated by reference to Exhibit 4.1 to the Registrant’s Current Report on Form 8-K, filed on January 11, 2006, File No. 000-10815).

4.37	Form of Class E Share Certificate (incorporated by reference to Exhibit 4.37 to the Registrant’s Registration Statement on Form S-1, filed on January 31, 2006, File No. 333-131414).

4.38	Amended and Restated Credit Agreement, dated as of December 5, 2006, by and among Unified Western Grocers, Inc., other credit parties as identified therein, Bank of Montreal, Chicago Branch, as Administrative Agent, Bank of America, N.A., as Syndication Agent, Wells Fargo Bank, as Documentation Agent, BMO Capital Markets, as Lead Arranger and Book Runner, General Electric Capital Corporation, Union Bank of California, N.A., and PNC Bank National Association (incorporated by reference to Exhibit 99.1 to the Registrant’s Current Report on Form 8-K, filed on December 11, 2006, File No. 000-10815).

Exhibit No.	Description
4.39	Amended and Restated Security Agreement, dated as of December 5, 2006, by and among Unified Western Grocers, Inc., the Debtors identified therein and Bank of Montreal, Chicago Branch (incorporated by reference to Exhibit 99.2 to the Registrant’s Current Report on Form 8-K, filed on December 11, 2006, File No. 000-10815).

10.1**	Amended and Restated Unified Western Grocers, Inc. Cash Balance Plan effective January 1, 2002, as amended (incorporated by reference to Exhibit 10.1 to the Registrant’s Annual Report on Form 10-K for the fiscal year ended September 28, 2002, filed on January 13, 2003, File No. 000-10815).

10.1.1**	Amendment No. 2 to the Unified Western Grocers, Inc. Cash Balance Plan, amended as of November 15, 2004 (incorporated by reference to Exhibit 10.1.1 to the Registrant’s Annual Report on Form 10-K for the fiscal year ended October 1, 2005, filed on December 21, 2005, File No. 000-10815).

10.1.2**	Amendment No. 3 to the Unified Western Grocers, Inc. Cash Balance Plan, amended as of November 15, 2004 (incorporated by reference to Exhibit 10.1.2 to the Registrant’s Annual Report on Form 10-K for the fiscal year ended October 1, 2005, filed on December 21, 2005, File No. 000-10815).

10.1.3**	Amendment No. 4 to the Unified Western Grocers, Inc. Cash Balance Plan, amended as of August 8, 2005 (incorporated by reference to Exhibit 10.1.3 to the Registrant’s Annual Report on Form 10-K for the fiscal year ended October 1, 2005, filed on December 21, 2005, File No. 000-10815).

10.2**	Amended and Restated Deferred Compensation Plan dated as of May 1, 1999 (incorporated by reference to Exhibit 10.2 to the Registrant’s Annual Report on Form 10-K for the fiscal year ended August 28, 1999 filed on November 14, 1999, File No. 000-10815).

10.3**	Amended and Restated Unified Western Grocers, Inc. Employees’ Sheltered Savings Plan (incorporated by reference to Exhibit 10.1 to the Registrant’s Quarterly Report on Form 10-Q for the fiscal quarter ended December 29, 2001 filed on February 19, 2002, File No. 000-10815).

10.3.1**	Amendment No. 1 to the Unified Western Grocers, Inc. Employees’ Sheltered Savings Plan, amended as of June 11, 2002 (incorporated by reference to Exhibit 10.3.1 to the Registrant’s Annual Report on Form 10-K for the fiscal year ended October 1, 2005, filed on December 21, 2005, File No. 000-10815).

10.3.2**	Amendment No. 2 to the Unified Western Grocers, Inc. Employees’ Sheltered Savings Plan, amended as of September 1, 2003 (incorporated by reference to Exhibit 10.3.2 to the Registrant’s Annual Report on Form 10-K for the fiscal year ended October 1, 2005, filed on December 21, 2005, File No. 000-10815).

10.3.3**	Amendment No. 3 to the Unified Western Grocers, Inc. Employees’ Sheltered Savings Plan, amended as of December 19, 2003 (incorporated by reference to Exhibit 10.3.3 to the Registrant’s Annual Report on Form 10-K for the fiscal year ended October 1, 2005, filed on December 21, 2005, File No. 000-10815).

10.3.4**	Amendment No. 4 to the Unified Western Grocers, Inc. Employees’ Sheltered Savings Plan, amended as of November 15, 2004 (incorporated by reference to Exhibit 10.3.4 to the Registrant’s Annual Report on Form 10-K for the fiscal year ended October 1, 2005, filed on December 21, 2005, File No. 000-10815).

10.3.5**	Amendment No. 5 to the Unified Western Grocers, Inc. Employees’ Sheltered Savings Plan, amended as of August 17, 2005 (incorporated by reference to Exhibit 10.3.5 to the Registrant’s Annual Report on Form 10-K for the fiscal year ended October 1, 2005, filed on December 21, 2005, File No. 000-10815).

10.4.1**	Unified Western Grocers, Inc., Executive Salary Protection Plan II (“ESPP II”), Master Plan Document, effective January 4, 1995 (incorporated by reference to Exhibit 10.4 to the Registrant’s Annual Report on Form 10-K for the fiscal year ended September 2, 1995 filed on December 1, 1995, File No. 000-10815).

Exhibit No.	Description
10.4.2**	Amendment No. 1999-I to Unified Western Grocers, Inc. Executive Salary Protection Plan II, effective as of January 1, 1999 (incorporated by reference to Exhibit 10.5 to the Registrant’s Form 10-Q for the quarterly period ended December 31, 2000, filed on February 13, 2001, File No. 000-10815).

10.4.3**	Amendment No. 2000-I to Unified Western Grocers, Inc. Executive Salary Protection Plan II, effective as of January 1, 2000 (incorporated by reference to Exhibit 10.6 to the Registrant’s Form 10-Q for the quarterly period ended December 31, 2000, filed on February 13, 2001, File No. 000-10815).

10.4.4**	Amended and Restated Unified Western Grocers, Inc. Executive Salary Protection Plan II, effective as of January 1, 2003 (incorporated by reference to Exhibit 10.4.4 to the Registrant’s Annual Report on Form 10-K for the year ended October 2, 2004, filed on December 16, 2004, File No. 000-10815).

10.5**	Master Trust Agreement For Unified Western Grocers, Inc. Executive Salary Protection Plan II, dated as of April 28, 1995 (incorporated by reference to Exhibit 10.5 to the Registrant’s Annual Report on Form 10-K for the fiscal year ended September 2, 1995 filed on December 1, 1995, File No. 000-10815).

10.6**	Unified Western Grocers, Inc. Executive Insurance Plan Split dollar Agreement and Schedule of Executive Officers party thereto (incorporated by reference to Exhibit 10.6 to the Registrant’s Annual Report on Form 10-K for the fiscal year ended September 2, 1995 filed on December 1, 1995, File No. 000-10815).

10.7**	Comprehensive Amendment to Unified Western Grocers, Inc. Employees’ Excess Benefit Plan dated as of December 5, 1995 (incorporated by reference to Exhibit 10.7 to the Registrant’s Annual Report on Form 10-K for the fiscal year ended August 30, 1997 filed on November 28, 1997, File No. 000-10815).

10.8**	Comprehensive Amendment to Unified Western Grocers, Inc. Employees’ Supplemental Deferred Compensation Plan dated as of December 5, 1995 (incorporated by reference to Exhibit 10.8 to the Registrant’s Annual Report on Form 10-K for the fiscal year ended August 30, 1997 filed on November 28, 1997, File No. 000-10815).

10.9**	Amended and Restated Unified Western Grocers, Inc. Employee Savings Plan (incorporated by reference to Exhibit 10.2 to the Registrant’s Quarterly Report on Form 10-Q for the fiscal quarter ended December 29, 2001 filed on February 19, 2002, File No. 000-10815).

10.10**	Unified Western Grocers, Inc. Early Retirement Program (incorporated by reference to Exhibit 10.28 to the Form S-4 Registration Statement filed on August 26, 1999, File No. 333-05917).

10.11	Lease, dated as of December 23, 1986, between Cercor Associates and Grocers Specialty Company (incorporated by reference to Exhibit 10.8 to Form S-2 Registration Statement of the Registrant filed on September 2, 1993, File No. 33-68288).

10.12	Expansion Agreement, dated as of May 1, 1991, and Industrial Lease, dated as of May 1, 1991, between Dermody Properties and the Registrant (incorporated by reference to Exhibit 10.9 to Form S-2 Registration Statement of the Registrant filed on September 2, 1993, File No. 33-68288).

10.13	Lease Amendment, dated June 20, 1991, between Dermody Properties and the Registrant (incorporated by reference to Exhibit 10.9.1 to Form S-2 Registration Statement of the Registrant filed on September 2, 1993, File No. 33-68288).

10.14	Lease Amendment, dated October 18, 1991, between Dermody Properties and the Registrant (incorporated by reference to Exhibit 10.9.2 to Form S-2 Registration Statement of the Registrant filed on September 2, 1993, File No. 33-68288).

10.15	Commercial Lease-Net dated December 6, 1994 between TriNet Essential Facilities XII and the Registrant (incorporated by reference to Exhibit 10.17 to the Registrant’s Annual Report on Form 10-K for the fiscal year ended September 2, 1995 filed on December 1, 1995, File No. 0-10815).

10.16	Purchase Agreement dated November 21, 1994 between the Registrant and TriNet Corporate Realty Trust, Inc. (incorporated by reference to Exhibit 10.18 to the Registrant’s Annual Report on Form 10-K for the fiscal year ended September 2, 1995 filed on December 1, 1995, File No. 000-10815).

Exhibit No.	Description
10.17**	Form of Employment Agreement between the Company and Alfred A. Plamann (incorporated by reference to Exhibit 10.19 to Form S-4 Registration Statement of the Registrant filed on August 26, 1999, File No. 333-85917).

10.18**	Amendment to Employment Agreement dated as of August 1999, between the Registrant and Alfred A. Plamann (incorporated by reference to Exhibit 10.27 to Form S-4 Registration Statement of the Registrant filed on August 26, 1999, File No. 333-85917).

10.19**	Second Amendment to Employment Agreement dated as of April 2001, between registrant and Alfred A. Plamann (incorporated by reference to Exhibit 10.51 to the Registrant’s Form 10-Q for the quarterly period ended June 30, 2001, filed on August 14, 2001, File No. 000-10815).

10.19.1**	Third Amendment to Employment Agreement dated as of August 2003, between Registrant and Alfred A. Plamann (incorporated by reference to Exhibit 10.19.1 to the Registrant’s Annual Report on Form 10-K for the fiscal year ended September 27, 2003, filed on December 16, 2003, File No. 000-10815).

10.20**	Form of Indemnification Agreement between the Company and each Director and Officer (incorporated by reference to Exhibit A to the Registrant’s Proxy Statement dated February 24, 1997 filed on February 24, 1997, File No. 000-10815).

10.21**	Annual Incentive Plan for Chief Executive Officer (incorporated by reference to Exhibit 10.23 to the Registrant’s Annual Report on Form 10-K for the fiscal year ended August 30, 1997 filed on November 28, 1997, File No. 000-10815).

10.22**	Annual Incentive Plan for Senior Management (incorporated by reference to Exhibit 10.24 to the Registrant’s Annual Report on Form 10-K for the fiscal year ended August 30, 1997 filed on November 28, 1997, File No. 000-10815).

10.23	Sublease Agreement dated October 27, 1991 for the Eugene Store between United Grocers, Inc. (predecessor-in-interest to the Registrant) and a corporation in which Richard L. Wright, a director of the Registrant, has an interest (incorporated by reference to Exhibit 10.H1 of United Grocers, Inc. Annual Report on Form 10-K for the fiscal year ended October 2, 1998 filed on January 20, 1999, File No. 002-60487).

10.28	Loan guaranties dated June 12, 1980 and September 30, 1988, given by United Grocers, Inc. (predecessor-in-interest to the Registrant) for the benefit of C&K Market, Inc., an affiliate of Raymond L. Nidiffer (incorporated by reference to Exhibit 10.I12 to United Grocers’ Form 10-K for the fiscal year ended September 30, 1989).

10.29	Agreement for Purchase and Sale and Escrow Instructions dated September 17, 1997, between United Grocers, Inc. (predecessor-in-interest to the Registrant) and C&K Market, Inc., an affiliate of Raymond L. Nidiffer (incorporated by reference to Exhibit 10.I5 to United Grocers, Inc.’s Form 10-K for the fiscal year ended October 2, 1998 filed on January 20, 1999, File No. 002-60487).

10.30	Stock Purchase Agreement dated November 17, 1997, by and among United Grocers, Inc. (predecessor-in-interest to the Registrant) and C&K Market, an affiliate of Raymond L. Nidiffer (incorporated by reference to Exhibit 10.I6 to Form 10-K of United Grocers, Inc. filed on January 20, 1999, File No. 002-60487).

10.31	Stock Purchase Agreement dated March 26, 1999 by and among Grocers Capital Company, K.V. Mart Co., an affiliate of Darioush Khaledi, Khaledi Family Partnership I, Khaledi Family Trust dated May 17, 1995, and Parviz Vazin and Vida Vazin (incorporated by reference to Exhibit 10.35 to the Registrant’s Annual Report on Form 10-K for the fiscal year ended September 30, 2000, filed on December 26, 2000, File No. 000-10815).

10.32	Pledge Agreement dated March 26, 1999 by Khaledi Family Partnership I, Khaledi Family Trust dated May 17, 1995, and Parviz Vazin and Vida Vazin in favor of Grocers Capital Company (incorporated by reference to Exhibit 10.36 to the Registrant’s Annual Report on Form 10-K for the fiscal year ended September 30, 2000, filed on December 26, 2000, File No. 000-10815).

10.33	Guaranty dated March 26, 1999 by K.V. Mart Co. in favor of Grocers Capital Company (incorporated by reference to Exhibit 10.37 to the Registrant’s Annual Report on Form 10-K for the fiscal year ended September 30, 2000, filed on December 26, 2000, File No. 000-10815).

Exhibit No.	Description
10.34	Term Loan Agreement dated as of May 12, 2000 between K.V. Mart Co. and Unified Western Grocers, Inc. relating to a $7,000,000 Promissory Note due May 12, 2005 in favor of Unified Western Grocers, Inc. by K.V. Mart Co. (incorporated by reference to Exhibit 10.38 to the Registrant’s Form 10-Q for the quarterly period ended July 1, 2000 filed on August 17, 2000, File No. 000-10815).

10.35	Security Agreement dated as of May 12, 2000 between K.V. Mart Co. and Unified Western Grocers, Inc. relating to the Term Loan Agreement dated as of May 12, 2000 between K.V. Mart Co. and Unified Western Grocers, Inc. (incorporated by reference to Exhibit 10.39 to the Registrant’s Form 10-Q for the quarterly period ended July 1, 2000 filed on August 17, 2000, File No. 000-10815).

10.36	Guaranty dated as of May 12, 2000 by Darioush Khaledi and Shahpar Khaledi, husband and wife, Darioush Khaledi, as Trustee of the Khaledi Family Trust under Declaration of Trust dated May 17, 1995, K.V. Property Company, and Parviz Vazin and Vida Vazin in favor of Unified Western Grocers, Inc. issued pursuant to that certain Term Loan Agreement dated as of May 12, 2000 between K.V. Mart Co. and Unified Western Grocers, Inc. (incorporated by reference to Exhibit 10.40 to the Registrant’s Form 10-Q for the quarterly period ended July 1, 2000 filed on August 17, 2000, File No. 000-10815).

10.37	Stock Collateral Acknowledgement and Consent dated as of May 12, 2000 executed by the shareholders of K.V. Mart Co. (incorporated by reference to Exhibit 10.41 to the Registrant’s Form 10-Q for the quarterly period ended July 1, 2000 filed on August 17, 2000, File No. 000-10815).

10.38	Preferred Stock Purchase Agreement by and between C & K Market, Inc. and Unified Western Grocers, Inc. dated as of December 19, 2000 (incorporated by reference to Exhibit 10.47 to the Registrant’s Form 10-Q for the quarterly period ended December 31, 2000, filed on February 13, 2001, File No. 000-10815).

10.39	Shareholders Agreement by and among Unified Western Grocers, Inc., C & K Market, Inc. and designated shareholders of C & K Market, Inc. dated as of December 19, 2000 (incorporated by reference to Exhibit 10.48 to the Registrant’s Form 10-Q for the quarterly period ended December 31, 2000, filed on February 13, 2001, File No. 000-10815).

10.40**	Form of Severance Agreement for Executive Vice Presidents with Three Years or More in an Officer Position executed by Robert M. Ling, Jr., Richard J. Martin and Charles J. Pilliter (incorporated by reference to Exhibit 10.49 to the Registrant’s Form 10-Q for the quarterly period ended December 31, 2000, filed on February 13, 2001, File No. 000-10815).

10.41**	Form of Severance Agreement for Vice Presidents, Senior Vice Presidents and Executive Vice Presidents with Less Than Three Years in an Officer Position executed by Philip S. Smith, Rodney L. Van Bebber, Daniel J. Murphy, John C. Bedrosian, William O. Coté, Dirk T. Davis, Luis de la Mata, Stanley G. Eggink, Joseph L. Falvey, Carolyn S. Fox, Don Gilpin, Gary C. Hammett, Gary S. Herman, Joseph A. Ney, David A. Woodward (incorporated by reference to Exhibit 10.50 to the Registrant’s Form 10-Q for the quarterly period ended December 31, 2000, filed on February 13, 2001, File No. 000-10815).

10.42	Form of Subordinated Redemption Note—Excess Class B Shares (incorporated by reference to Exhibit 10.50 to Registrant’s Form 10-K for the fiscal year ended September 29, 2001 filed on December 27, 2001, File No. 000-10815).

10.43	Agreement relating to the Registrant’s five-year interest rate collar (incorporated by reference to Exhibit 10.51 to Amendment No. 2 to Registrant’s Registration Statement on Form S-2 filed on May 1, 2002).

10.44	Smart & Final Supply Agreement Dated May 16, 2003 (incorporated by reference to Exhibit 10.45 to Registrant’s Form 10-Q for the fiscal quarter ended June 28, 2003 filed on August 8, 2003, File No. 000-10815).

10.45	Promissory Note dated June 4, 1996, due on demand in favor of Grocers Capital Company by Robert M. Ling, Jr. (incorporated by reference to Exhibit 10.45 to the Registrant’s Annual Report on Form 10-K for the fiscal year ended September 27, 2003, filed on December 16, 2003, File No. 000-10815).

Exhibit No.	Description
10.46	Promissory Note dated December 6, 2000, due on demand in favor of Grocers Capital Company by Daniel J. Murphy and Debra A. Murphy (incorporated by reference to Exhibit 10.46 to the Registrant’s Annual Report on Form 10-K for the fiscal year ended September 27, 2003, filed on December 16, 2003, File No. 000-10815).

10.47	Purchase and Sale Agreement with Joint Escrow Instructions dated as of June 19, 2003, by and between Registrant and The Alamo Group, Inc. (incorporated by reference to Exhibit 10.47 to the Registrant’s Annual Report on Form 10-K for the fiscal year ended September 27, 2003, filed on December 16, 2003, File No. 000-10815).

10.48	Addendum to Purchase and Sale Agreement with Joint Escrow Instructions dated as of June 25, 2003, by and between Registrant and The Alamo Group, Inc. relating to the Purchase and Sale Agreement with Joint Escrow Instructions dated as of June 19, 2003, by and between Registrant and The Alamo Group, Inc. (incorporated by reference to Exhibit 10.48 to the Registrant’s Annual Report on Form 10-K for the fiscal year ended September 27, 2003, filed on December 16, 2003, File No. 000-10815).

10.49	First Amendment to Purchase and Sale Agreement with Joint Escrow Instructions dated as of July 31, 2003, by and between Registrant and The Alamo Group, Inc. relating to the Purchase and Sale Agreement with Joint Escrow Instructions dated as of June 19, 2003, by and between Registrant and The Alamo Group, Inc. (incorporated by reference to Exhibit 10.49 to the Registrant’s Annual Report on Form 10-K for the fiscal year ended September 27, 2003, filed on December 16, 2003, File No. 000-10815).

10.50	Second Amendment to Purchase and Sale Agreement with Joint Escrow Instructions dated as of August 15, 2003, by and between Registrant and The Alamo Group, Inc. relating to the Purchase and Sale Agreement with Joint Escrow Instructions dated as of June 19, 2003, by and between Registrant and The Alamo Group, Inc. (incorporated by reference to Exhibit 10.50 to the Registrant’s Annual Report on Form 10-K for the fiscal year ended September 27, 2003, filed on December 16, 2003, File No. 000-10815).

10.51	Third Amendment to Purchase and Sale Agreement with Joint Escrow Instructions dated as of August 22, 2003, by and between Registrant and The Alamo Group, Inc. relating to the Purchase and Sale Agreement with Joint Escrow Instructions dated as of June 19, 2003, by and between Registrant and The Alamo Group, Inc. (incorporated by reference to Exhibit 10.51 to the Registrant’s Annual Report on Form 10-K for the fiscal year ended September 27, 2003, filed on December 16, 2003, File No. 000-10815).

10.52	Fourth Amendment to Purchase and Sale Agreement with Joint Escrow Instructions dated as of August 27, 2003, by and between Registrant and The Alamo Group, Inc. relating to the Purchase and Sale Agreement with Joint Escrow Instructions dated as of June 19, 2003, by and between Registrant and The Alamo Group, Inc. (incorporated by reference to Exhibit 10.52 to the Registrant’s Annual Report on Form 10-K for the fiscal year ended September 27, 2003, filed on December 16, 2003, File No. 000-10815).

10.53	Fifth Amendment to Purchase and Sale Agreement with Joint Escrow Instructions dated as of November 18, 2003, by and between Registrant and AH Investors, LLC relating to the Purchase and Sale Agreement with Joint Escrow Instructions dated as of June 19, 2003, by and between Registrant and The Alamo Group, Inc. (incorporated by reference to Exhibit 10.53 to the Registrant’s Annual Report on Form 10-K for the fiscal year ended September 27, 2003, filed on December 16, 2003, File No. 000-10815).

10.54	Operating Agreement of AH Investors, LLC dated as of November 26, 2003, by and among AH Investors, LLC, Hall Portola, Inc. and Alamo Group VIII, LLC (incorporated by reference to Exhibit 10.54 to the Registrant’s Form 10-Q for the fiscal quarter ended December 27, 2003 filed on February 10, 2004, File No. 000-10815).

10.55	Operating Agreement of TDH Investors, LLC dated as of November 26, 2003, by and among TDH Investors, LLC, Hall Portola, Inc. and Alamo Group VIII, LLC (incorporated by reference to Exhibit 10.55 to the Registrant’s Form 10-Q for the fiscal quarter ended December 27, 2003 filed on February 10, 2004, File No. 000-10815).

Exhibit No.	Description
10.56	First Amendment to Agreement Regarding Assets dated as of December 19, 2003, by and among the Registrant, AH Investors, LLC and TDH Investors, LLC relating to the Fifth Amendment to Purchase and Sale Agreement with Joint Escrow Instructions dated as of November 18, 2003, by and between the Registrant and AH Investors, LLC (incorporated by reference to Exhibit 10.56 to the Registrant’s Form 10-Q for the fiscal quarter ended December 27, 2003 filed on February 10, 2004, File No. 000-10815).

10.57	Sixth Amendment to Purchase and Sale Agreement with Joint Escrow Instructions dated as of December 19, 2003, by and between the Registrant and AH Investors, LLC relating to the Purchase and Sale Agreement with Joint Escrow Instructions dated as of June 19, 2003, by and between the Registrant and The Alamo Group, Inc. (incorporated by reference to Exhibit 10.57 to the Registrant’s Form 10-Q for the fiscal quarter ended December 27, 2003 filed on February 10, 2004, File No. 000-10815).

10.58**	Form of Severance Agreement for Vice Presidents and Senior Vice Presidents, and Executive Vice Presidents with Less than Three Years in an Officer Position dated as of March 12, 2003, by and between the Registrant and Christine Neal (incorporated by reference to Exhibit 10.58 to the Registrant’s Form 10-Q for the fiscal quarter ended December 27, 2003 filed on February 10, 2004, File No. 000-10815).

10.59**	Form of Severance Agreement for Executive Vice Presidents with Three Years or More in an Officer Position dated as of October 2, 2003, by and between the Registrant and Philip S. Smith (incorporated by reference to Exhibit 10.59 to the Registrant’s Form 10-Q for the fiscal quarter ended December 27, 2003 filed on February 10, 2004, File No. 000-10815).

10.60	Series A Preferred Stock Exchange Agreement dated as of December 29, 2003, by and between C&K Market, Inc. and the Registrant (incorporated by reference to Exhibit 10.60 to the Registrant’s Form 10-Q for the fiscal quarter ended December 27, 2003 filed on February 10, 2004, File No. 000-10815).

10.61	Shareholders Agreement dated as of December 29, 2003, by and among the Registrant, C&K Market, Inc. and designated shareholders of C&K Market, Inc. (incorporated by reference to Exhibit 10.61 to the Registrant’s Form 10-Q for the fiscal quarter ended December 27, 2003 filed on February 10, 2004, File No. 000-10815).

10.62	Supply Agreement dated as of December 29, 2003, by and between the Registrant and C&K Market, Inc. (incorporated by reference to Exhibit 10.62 to the Registrant’s Form 10-Q for the fiscal quarter ended December 27, 2003 filed on February 10, 2004, File No. 000-10815).

10.63	Continuing Guaranty dated as of December 29, 2003, by designated shareholders of C&K Market, Inc. in favor of the Registrant relating to the Series A Preferred Stock Exchange Agreement dated as of December 29, 2003, by and between C&K Market, Inc. and the Registrant (incorporated by reference to Exhibit 10.63 to the Registrant’s Form 10-Q for the fiscal quarter ended December 27, 2003 filed on February 10, 2004, File No. 000-10815).

10.64	Intercreditor and Subordination Agreement dated as of December 29, 2003, by and among designated subordinated creditors of C&K Market, Inc., C&K Market, Inc. and the Registrant (incorporated by reference to Exhibit 10.64 to the Registrant’s Form 10-Q for the fiscal quarter ended December 27, 2003 filed on February 10, 2004, File No. 000-10815).

10.65	Right of First Refusal Agreement dated as of December 29, 2003, by and among C&K Market, Inc., designated shareholders of C&K Market, Inc. and the Registrant (incorporated by reference to Exhibit 10.65 to the Registrant’s Form 10-Q for the fiscal quarter ended December 27, 2003 filed on February 10, 2004, File No. 000-10815).

10.66	Seventh Amendment to Purchase and Sale Agreement with Joint Escrow Instructions dated as of April 26, 2004, by and between the Registrant and AH Investors, LLC relating to the Purchase and Sale Agreement with Joint Escrow Instructions dated as of June 19, 2003, by and between the Registrant and The Alamo Group, Inc. (incorporated by reference to Exhibit 10.66 to the Registrant’s Form 10-Q for the fiscal quarter ended June 26, 2004 filed on August 3, 2004, File No. 000-10815).

Exhibit No.	Description
10.67	Second Amended and Restated Loan Purchase and Service Agreement dated as of June 9, 2004, between Grocers Capital Company and National Consumer Cooperative Bank, as buyer (incorporated by reference to Exhibit 10.67 to the Registrant’s Form 10-Q for the fiscal quarter ended June 26, 2004 filed on August 3, 2004, File No. 000-10815).

10.68	Second Amended and Restated Credit Agreement dated as of June 9, 2004, among Grocers Capital Company, the lenders listed therein and National Consumer Cooperative Bank, as agent (incorporated by reference to Exhibit 10.68 to the Registrant’s Form 10-Q for the fiscal quarter ended June 26, 2004 filed on August 3, 2004, File No. 000-10815).

14.1	Code of Financial Ethics (incorporated by reference to Exhibit 14.1 to the Registrant’s Annual Report on Form 10-K for the fiscal year ended October 1, 2005, filed on December 21, 2005, File No. 000-10815).

21*	Subsidiaries of the Registrant.

31.1*	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2*	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1*	Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2*	Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*	Filed herein.
**	Management contract or compensatory plan or arrangement.

   (c) Financial Statement Schedule:

Schedule II—Valuation and Qualifying Accounts for the fiscal years ended September 30, 2006, October 1, 2005 and October 2, 2004.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

UNIFIED WESTERN GROCERS, INC.

By	/s/ RICHARD J. MARTIN
Richard J. Martin
Executive Vice President, Finance & Administration and Chief Financial Officer (Duly Authorized Officer and Principal Financial and Accounting Officer)

Dated: December 15, 2006

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

Signature	Title	Date

/s/ ALFRED A. PLAMANN Alfred A. Plamann	President and Chief Executive Officer (Principal Executive Officer)	December 15, 2006

/s/ RICHARD J. MARTIN Richard J. Martin	Executive Vice President, Finance & Administration and Chief Financial Officer (Principal Financial and Accounting Officer)	December 15, 2006

/s/ RANDALL G. SCOVILLE Randall G. Scoville	Vice President, Accounting and Chief Accounting Officer	December 15, 2006

/s/ LOUIS A. AMEN Louis A. Amen	Director	December 15, 2006

John Berberian	Director	December , 2006

Signature	Title	Date

Dieter Huckestein	Director	December , 2006

/s/ DARIOUSH KHALEDI Darioush Khaledi	Director	December 15, 2006

/s/ MARK KIDD Mark Kidd	Director	December 15, 2006

/s/ JOHN D. LANG John D. Lang	Director	December 15, 2006

/s/ JAY T. MCCORMACK Jay T. McCormack	Director	December 15, 2006

/s/ DOUGLAS A. NIDIFFER Douglas A. Nidiffer	Director	December 15, 2006

/s/ PETER J. O’NEAL Peter J. O’Neal	Director	December 15, 2006

/s/ MICHAEL A. PROVENZANO, JR. Michael A. Provenzano, Jr.	Director	December 15, 2006

/s/ THOMAS S. SAYLES Thomas S. Sayles	Director	December 15, 2006

/s/ ROBERT E. STILES Robert E. Stiles	Director	December 15, 2006

/s/ KENNETH RAY TUCKER Kenneth Ray Tucker	Director	December 15, 2006

/s/ RICHARD L. WRIGHT Richard L. Wright	Director	December 15, 2006

Schedule II

Valuation and Qualifying Accounts

For the Fiscal Years Ended September 30, 2006, October 1, 2005 and October 2, 2004

(dollars in thousands)
	Balance at Beginning of Period	Additions (Reductions) Charged (Credited) to Costs and Expense	Write-Offs(a)	Balance at end of Period
Year ended October 2, 2004:
Reserves and allowances deducted from asset accounts:
Allowance for uncollectible accounts and notes receivable	$1,807	$1,462	$(381)	$2,888

Year ended October 1, 2005:
Reserves and allowances deducted from asset accounts:
Allowance for uncollectible accounts and notes receivable	$2,888	$712	$(141)	$3,459

Year ended September 30, 2006:
Reserves and allowances deducted from asset accounts:
Allowance for uncollectible accounts and notes receivable	$3,459	$(473)	$(103)	$2,883

(a)	Accounts written off, net of recoveries.