Form 10-Q
period 2006-12-30
UNIFIED WESTERN GROCERS INC
filed 2007-02-13
CIK 320431

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED DECEMBER 30, 2006

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

The number of shares outstanding of each of the registrant’s classes of common stock, as of January 27, 2007, was as follows:

Class A: 151,800 shares; Class B: 471,336 shares; Class C: 15 shares; Class E: 186,350 shares

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS (UNAUDITED)

Unified Western Grocers, Inc. and Subsidiaries

Consolidated Condensed Balance Sheets – Unaudited

(dollars in thousands)

	December 30, 2006	September 30, 2006
Assets

Current assets:
Cash and cash equivalents	$17,698	$11,150
Accounts and notes receivable, net of allowances of $2,233 and $2,383 at December 30, 2006 and September 30, 2006, respectively	148,851	146,321
Inventories	187,362	206,843
Prepaid expenses	6,242	8,817
Deferred income taxes	10,563	10,563

Total current assets	370,716	383,694
Properties, net	180,538	176,333
Investments	75,890	74,972
Notes receivable, net of allowances of $500 at December 30, 2006 and September 30, 2006	8,101	10,621
Goodwill	27,982	27,982
Other assets, net	44,544	43,513

Total Assets	$707,771	$717,115

Liabilities and Shareholders’ Equity

Current liabilities:
Accounts payable	$136,910	$153,577
Accrued liabilities	106,933	108,718
Current portion of notes payable	5,930	8,405
Subordinated patronage dividend certificates	3,141	—
Members’ excess deposits and estimated patronage dividends	17,445	13,904

Total current liabilities	270,359	284,604
Notes payable, less current portion	159,943	153,184
Long-term liabilities, other	105,372	103,682
Members’ deposits and certificates:
Members’ required deposits	11,807	10,211
Subordinated patronage dividend certificates	—	3,141
Commitments and contingencies

Shareholders’ equity:
Class A Shares: 500,000 shares authorized, 151,800 and 154,150 shares outstanding at December 30, 2006 and September 30, 2006, respectively	24,984	25,333
Class B Shares: 2,000,000 shares authorized, 471,336 and 495,041 shares outstanding at December 30, 2006 and September 30, 2006, respectively	77,541	81,306
Class E Shares: 2,000,000 shares authorized, 186,350 shares outstanding at December 30, 2006 and September 30, 2006	18,635	18,635
Retained earnings after elimination of accumulated deficit of $26,976 effective September 28, 2002	39,963	38,017
Receivable from sale of Class A Shares to members	(967)	(989)
Accumulated other comprehensive earnings (loss)	134	(9)

Total shareholders’ equity	160,290	162,293

Total Liabilities and Shareholders’ Equity	$707,771	$717,115

The accompanying notes are an integral part of these statements.

Unified Western Grocers, Inc. and Subsidiaries

Consolidated Condensed Statements of Earnings

and Comprehensive Earnings – Unaudited

(dollars in thousands)

	Thirteen Weeks Ended
	December 30, 2006	December 31, 2005

Net sales	$781,375	$750,808
Cost of sales	705,019	674,382
Distribution, selling and administrative expenses	60,077	59,783

Operating income	16,279	16,643
Interest expense	(3,880)	(3,991)

Earnings before estimated patronage dividends and income taxes	12,399	12,652
Estimated patronage dividends	(6,577)	(5,096)

Earnings before income taxes	5,822	7,556
Income taxes	(2,360)	(1,749)

Net earnings	3,462	5,807
Other comprehensive earnings, net of income taxes:
Unrealized holding gain (loss) on investments	143	(28)

Comprehensive earnings	$3,605	$5,779

The accompanying notes are an integral part of these statements.

Unified Western Grocers, Inc. and Subsidiaries

Consolidated Condensed Statements of Cash Flows – Unaudited

(dollars in thousands)

	Thirteen Weeks Ended
	December 30, 2006	December 31, 2005

Cash flows from operating activities:
Net earnings	$3,462	$5,807
Adjustments to reconcile net earnings to net cash provided by operating activities:
Depreciation and amortization	4,742	5,264
Provision for doubtful accounts	(104)	(27)
Gain on sale of properties	(68)	(187)
Purchases of trading securities	(1,706)	(2,865)
Proceeds from maturities or sales of trading securities	1,622	1,316
(Increase) decrease in assets:
Accounts receivable	1,676	1,885
Inventories	19,481	11,611
Prepaid expenses	2,575	(198)
Increase (decrease) in liabilities:
Accounts payable	(16,667)	(13,163)
Accrued liabilities	(1,738)	(966)
Long-term liabilities, other	1,690	1,674

Net cash provided by operating activities	14,965	10,151

Cash flows from investing activities:
Purchases of properties	(7,778)	(2,114)
Purchases of securities and other investments	(3,870)	(10,896)
Proceeds from maturities or sales of securities and other investments	3,255	8,375
Increase in notes receivable	(1,582)	(147)
Proceeds from sales of properties	32	198
Increase in other assets	(1,643)	(1,304)

Net cash utilized by investing activities	(11,586)	(5,888)

Cash flows from financing activities:
Additions to long-term notes payable	7,827	—
Reduction of long-term notes payable	—	(1,961)
Reduction of short-term notes payable	(3,623)	(2,824)
Payment of deferred financing fees	(564)	(50)
Members’ excess deposits and estimated patronage dividends	2,613	3,689
Increase (decrease) in members’ required deposits	1,596	(33)
Decrease in receivable from sale of Class A Shares to members	22	162
Repurchase of shares from members	(4,902)	(4,738)
Issuance of shares to members	200	87

Net cash provided (utilized) by financing activities	3,169	(5,668)

Net increase (decrease) in cash and cash equivalents	6,548	(1,405)
Cash and cash equivalents at beginning of period	11,150	17,437

Cash and cash equivalents at end of period	$17,698	$16,032

The accompanying notes are an integral part of these statements.

Unified Western Grocers, Inc. and Subsidiaries

Consolidated Condensed Statements of Cash Flows – Unaudited – Continued

(dollars in thousands)

	Thirteen Weeks Ended
	December 30 2006	December 31, 2005

Supplemental disclosure of cash flow information:
Cash paid during the period for:
Interest	$4,205	$3,633
Income taxes	$200	$—

Supplemental disclosure of non-cash items:
Accrued Class E Share dividend	$928	$—
Conversion of Class B Shares to Class A Shares	$51	$—

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

The Company’s banking arrangements allow the Company to fund outstanding checks when presented to the financial institution for payment. This cash management practice frequently results in total issued checks exceeding available cash balances at a single financial institution. The Company’s policy is to record its cash disbursement accounts with a cash book overdraft in accounts payable. At December 30, 2006 and September 30, 2006, the Company had book overdrafts of $38.7 million and $33.1 million, respectively, classified in accounts payable.

2.    VARIABLE INTEREST ENTITY

In fiscal 2004, the Company signed a purchase and sale agreement with an unrelated business property developer to transfer and assign the leasehold and sub-leasehold interests and certain assets relating to eleven closed store locations.

At December 30, 2006, the Company remains contingently liable for the lease payments on seven of these store locations until such time as the leases expire or the Company is released from all liabilities and obligations under the respective leases. The net present value of the Company’s currently estimated obligation for the remaining leasehold and sub-leasehold interests for the seven stores totals approximately $4.9 million at December 30, 2006, with the last lease expiring in 2019. The Company’s maximum loss exposure related to these leases is $19.5 million.

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

At December 30, 2006 and September 30, 2006, the Company consolidated the variable interest entity’s accounts, including total assets of $0.4 and $0.5 million, respectively, comprised primarily of $0.2 and $0.2 million in properties, respectively, and $0.2 and $0.3 million in other assets, respectively. The Company also consolidated the variable interest entity’s lease reserves of approximately $4.9 and $4.7 million, respectively.

Unified Western Grocers, Inc. and Subsidiaries

Notes to Consolidated Condensed Financial Statements (Unaudited)—(Continued)

3.    SEGMENT INFORMATION

Unified is a retailer-owned, grocery wholesale cooperative serving supermarket operators located primarily in the western United States and in the South Pacific. Unified sells a wide variety of grocery-related and general merchandise products to its customers. The Company’s customers include its owners (“Members”) and non-owners (“non-members”). Unified also provides support services to its customers through the Wholesale Distribution segment, including retail technology, and through separate subsidiaries, including financing and insurance. The availability of specific products and services may vary by geographic region.

Management identifies segments based on the information monitored by the Company’s chief operating decision-makers to manage the business and accordingly, has identified the following two reportable segments:

•

The Wholesale Distribution segment includes the results of operations from the sale of food and general merchandise products to both Members and non-members. As of December 30, 2006, the Wholesale Distribution segment represents approximately 99% of the Company’s total sales and 85% of total assets.

•

The Insurance segment includes the results of operations for the Company’s three insurance subsidiaries (Grocers and Merchants Insurance Service, Inc., Springfield Insurance Company and Springfield Insurance Company, Ltd.). These subsidiaries provide insurance and insurance-related products, including workers’ compensation and liability insurance policies, to both the Company and its Members primarily located in California. As of December 30, 2006, the Company’s Insurance segment collectively accounts for approximately 1% of the Company’s total sales and 12% of total assets.

The “All Other” category includes the results of operations for the Company’s other support businesses, including its finance subsidiary, whose services are provided to a common customer base, none of which individually meets the quantitative thresholds of a reportable segment. As of December 30, 2006, the “All Other” category collectively accounts for less than 1% of the Company’s total sales and 3% of total assets.

Unified Western Grocers, Inc. and Subsidiaries

Notes to Consolidated Condensed Financial Statements (Unaudited)—(Continued)

Information about the Company’s operating segments is summarized as follows:

(dollars in thousands)
	Thirteen Weeks Ended
	December 30, 2006	December 31, 2005
Net sales
Wholesale distribution	$777,871	$746,259
Insurance	5,509	6,302
All other	586	415
Inter-segment eliminations	(2,591)	(2,168)

Total net sales	$781,375	$750,808

Operating income (loss)
Wholesale distribution	$15,578	$13,880
Insurance	1,147	3,110
All other	(446)	(347)

Total operating income (loss)	16,279	16,643

Interest expense	(3,880)	(3,991)
Estimated patronage dividends	(6,577)	(5,096)
Income taxes	(2,360)	(1,749)

Net earnings	$3,462	$5,807

Depreciation and amortization
Wholesale distribution	$4,689	$5,203
Insurance	47	59
All other	6	2

Total depreciation and amortization	$4,742	$5,264

Capital expenditures
Wholesale distribution	$7,778	$2,106
Insurance	—	8
All other	—	—

Total capital expenditures	$7,778	$2,114

Identifiable assets
Wholesale distribution	$604,989	$590,055
Insurance	84,706	88,082
All other	18,076	17,700

Total identifiable assets	$707,771	$695,837

4.    SHAREHOLDERS’ EQUITY

During the thirteen week period ended December 30, 2006, the Company issued 900 Class A Shares with an issue value of $0.2 million and redeemed 3,550 Class A Shares with a redemption value of $0.7 million. The Company also redeemed 23,405 Class B Shares with a redemption value of $4.2 million. In addition, 300 Class A Shares were converted from Class B Shares at a value of $0.1 million.

On October 5, 2006, the Board declared a 6% cash dividend (approximately $0.9 million) on the outstanding Class E Shares of the Company as of September 28, 2006. The dividend was accrued at December 30, 2006 and was subsequently paid on January 5, 2007.

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

6.    NOTES PAYABLE

At September 30, 2006, the Company had a $225 million secured revolving credit facility (“Revolving Credit Agreement”) with an expiration date of December 5, 2007. On December 5, 2006, the Company amended and restated its Revolving Credit Agreement. The Amended and Restated Credit Agreement (the “Amended Agreement”) permits advances and letters of credit up to $225 million, with an option to expand to $300 million in the future. The Amended Agreement matures on January 31, 2012 and continues to be secured by the inventory and accounts receivable of the Company and certain subsidiaries. Interest is based on either LIBOR plus an applicable margin (0.75% to 1.75%) or the lender’s base rate plus an applicable margin (0.00% to 0.25%). Undrawn portions of the commitments under the Amended Agreement bear commitment fees at rates between 0.15% and 0.35% per annum. The Amended Agreement contains customary covenants, default provisions and limitations on shareholder distributions (including the repurchase of shares) similar to those included in the original Revolving Credit Agreement.

7.    PENSION AND OTHER POSTRETIREMENT BENEFITS

The Company sponsors a cash balance plan (“Cash Balance Plan”). The Cash Balance Plan is a noncontributory defined benefit pension plan covering substantially all employees of the Company who are not subject to a collective bargaining agreement. Benefits under the Cash Balance Plan are provided through a trust and also through annuity contracts.

The Company also sponsors an Executive Salary Protection Plan II (“ESPP II”) that provides supplemental post-termination retirement income based on each participant’s final salary and years of service as an officer of the Company. Funds are held in a rabbi trust for the ESPP II consisting primarily of life insurance policies reported at cash surrender value. The cash surrender value of such life insurance policies aggregated $15.9 million and $15.2 million at December 30, 2006 and September 30, 2006, respectively, and are included in other assets in the Company’s consolidated condensed balance sheets. The related accrued benefit cost (representing the Company’s benefit obligation to participants) of $14.0 million and $13.4 million at December 30, 2006 and September 30, 2006, respectively, is recorded in other long-term liabilities in the Company’s consolidated condensed balance sheets. Trust assets are excluded from ESPP II plan assets as they do not qualify as plan assets under Statement of Financial Accounting Standards (“SFAS”) No. 87, “Employers’ Accounting for Pensions” (“SFAS 87”). The assets held in the rabbi trust are not available for general corporate purposes. The rabbi trust is subject to creditor claims in the event of insolvency.

The Company sponsors other postretirement benefit plans that cover both non-union and union employees. Those plans are not funded.

The Company’s funding policy is to make contributions to the Cash Balance Plan in amounts that are at least sufficient to meet the minimum funding requirements of applicable laws and regulations, but no more than amounts deductible for federal income tax purposes. At this time, the Company expects to make quarterly estimated contributions to the Cash Balance Plan totaling $3.2 million in fiscal 2007, which is comprised of $2.1 million for the 2007 plan year and $1.1 million for the 2006 plan year. At its discretion, the Company may contribute in excess of this amount. Additional contributions for the 2006 plan year, if any, will be due by September 14, 2007, while contributions for the 2007 plan year will be due by September 15, 2008. Additionally, the Company expects to contribute $0.8 million to the ESPP II to fund projected benefit payments to participants for the 2007 plan year. The Company made no contributions to the Cash Balance Plan or ESPP II during the thirteen weeks ended December 30, 2006.

Unified Western Grocers, Inc. and Subsidiaries

Notes to Consolidated Condensed Financial Statements (Unaudited)—(Continued)

At December 30, 2006, the fair value of the Cash Balance Plan assets increased to $91.8 million from $84.9 million at September 30, 2006.

8.    RELATED PARTY TRANSACTIONS

Members affiliated with directors of the Company make purchases of merchandise from the Company and also may receive benefits and services that are of the type generally offered by the Company to its similarly situated eligible Members. Management believes such transactions are on terms that are generally consistent with terms available to other Members similarly situated. As of the date of this report, there have been no material changes to the related party transactions disclosed in Note 17 to Notes to Consolidated Financial Statements in Part II, Item 8 of the Company’s Annual Report on Form 10-K for the year ended September 30, 2006.

9.    NEW ACCOUNTING PRONOUNCEMENTS

In September 2006, the FASB issued Statement of Financial Accounting Standards No. 158, “Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans” (“SFAS No. 158”). SFAS No. 158 requires that employers recognize on a prospective basis the funded status of an entity’s defined benefit pension and postretirement plans as an asset or liability in the financial statements, requires the measurement of defined benefit pension and postretirement plan assets and obligations as of the end of the employer’s fiscal year, and requires recognition of the funded status of defined benefit pension and postretirement plans in other comprehensive income. SFAS No. 158 also requires additional disclosures in the notes to the financial statements. An employer without publicly traded equity securities shall initially apply the requirement to recognize the funded status of a benefit plan and the disclosure requirements as of the end of the fiscal year ending after June 15, 2007. Accordingly, the Company will adopt SFAS No. 158 in the fourth quarter of its fiscal year ending September 29, 2007. The requirement to measure plan assets and benefit obligations as of the date of the employer’s fiscal year-end statement of financial position shall be effective for fiscal years ending after December 15, 2008. Accordingly, the Company will adopt this requirement effective with its fiscal year ending on October 3, 2009. The Company is currently assessing the impact this standard will have on its consolidated financial statements.

In September 2006, the FASB issued Statement of Financial Accounting Standards No. 157, “Fair Value Measurements” (“SFAS No. 157”). SFAS No. 157 provides guidance for using fair value to measure assets and liabilities. Under SFAS No. 157, fair value refers to the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants in the market in which the reporting entity would enter into transactions for the asset or liability. SFAS No. 157 establishes a fair value hierarchy that prioritizes the information used to develop the assumptions that market participants would use when pricing the asset or liability. The fair value hierarchy gives the highest priority to quoted prices in active markets and the lowest priority to unobservable data. In addition, SFAS No. 157 requires that fair value measurements be separately disclosed by level within the fair value hierarchy. SFAS No. 157 does not require new fair value measurements and is effective for financial statements issued for fiscal years beginning after November 15, 2007 and interim periods within those fiscal years. Accordingly, SFAS No. 157 will be adopted commencing in the first quarter for the Company’s fiscal year 2009. The Company is currently assessing the impact this standard may have on its consolidated financial statements.

In September 2006, the Securities and Exchange Commission (“SEC”) issued Staff Accounting Bulletin No. 108, “Considering the Effects of Prior Year Misstatements when Quantifying Misstatements in Current Year Financial Statements” (“SAB No. 108”). SAB No. 108 provides interpretive guidance on how the effects of the carryover or reversal of prior year misstatements should be considered in quantifying a current year misstatement. The SEC staff believes that registrants should quantify errors using both a balance sheet and an income statement approach and evaluate whether either approach results in quantifying a misstatement that, when all relevant quantitative and qualitative factors are considered, is material. The guidance in SAB No. 108 should be applied to financial statements for fiscal years ending after November 15, 2006 (and is encouraged for any interim period of the first fiscal year ending after that date). Accordingly, the Company will adopt SAB No. 108 effective with its fiscal year ending September 29, 2007. The Company is currently assessing the impact that adopting SAB No. 108 may have on its consolidated financial statements.

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

In May 2005, the FASB issued SFAS No. 154, “Accounting Changes and Error Corrections” (“SFAS No. 154”). SFAS No. 154 requires retrospective application to prior periods’ financial statements of a voluntary change in accounting principle and that a change in method of depreciation, amortization, or depletion for long-lived, non-financial assets be accounted for as a change in accounting estimate that is effected by a change in accounting principle. SFAS No. 154 is effective for accounting changes and corrections of errors made in fiscal years beginning after December 15, 2005. The Company adopted this pronouncement beginning with its fiscal year 2007. The adoption of SFAS No. 154 had no impact on the Company’s financial condition and results of operations.

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

General

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

We sell a wide variety of products typically found in supermarkets. We report all product sales in our Wholesale Distribution segment, which represents approximately 99% of our total sales. Our customers include our owners (“Members”) and non-owners (“non-members”). We also provide support services to our customers, including retail technology, insurance and financing. Insurance activities account for approximately 1% of total sales and are reported in our Insurance segment, while finance activities are grouped with our All Other business activities. The availability of specific products and services may vary by geographic region. We have three separate geographical and marketing regions. The regions are Southern California, Northern California and the Pacific Northwest.

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

We distribute the earnings from activities conducted with our Members, excluding subsidiaries (collectively “patronage business”), in the form of patronage dividends. Our patronage earnings are based on the combined results of the Company’s three patronage earnings divisions: the Southern California Dairy Division, the Pacific Northwest Dairy Division and the Cooperative Division. The Company conducts business on a non-patronage basis in the Wholesale Distribution segment through its specialty food subsidiary (Market Centre) and international sales subsidiary (Unified International, Inc). These businesses sell products to both Members and non-members. An entity that does not meet Member purchase requirements or does not desire to become a Member may conduct business with Unified as a non-member customer on a non-patronage basis. The Company does business through its subsidiaries on a non-patronage basis. Earnings from the Company’s subsidiaries and from business conducted with non-members (collectively “non-patronage business”) are retained by the Company.

Facilities and Transportation

The Company operates various warehouse and office facilities that are located in Commerce, Los Angeles, Santa Fe Springs, Stockton, Hayward, Livermore and Fresno, California and Milwaukie, Oregon. The Company operates a fleet of tractors and trailers that it uses to distribute products to its customers. Customers have the choice of two delivery options. Customers may either elect to have the Company deliver orders to their stores or warehouse locations or may choose to pick their orders up from the Company’s distribution centers. The Company also operates a bakery manufacturing facility and a milk, water and juice processing plant in Los Angeles, which primarily serve the Southern California region.

Industry Overview and the Company’s Operating Environment

Competition

Unified competes in the wholesale grocery industry with regional and national food wholesalers such as Associated Grocers of Seattle, C&S Wholesale, and Supervalu Inc., as well as other local wholesalers that provide a broad range of products and services to their customers. Unified also competes with many local and regional meat, grocery product, specialty, and general food wholesalers. Unified’s customers compete directly with vertically integrated regional and national chains. The growth or loss in market share of our customers will also impact the Company’s sales and earnings. For more information about the competition Unified faces, please refer to “Risk Factors.”

The marketplace in which we operate continues to evolve and present challenges both to our customers and us. The continued expansion of large box store formats into our marketplace will present challenges for some of the retail grocery stores owned by our customers. In addition, self-distributing alternative formats such as warehouse, supercenters, discount, drug, natural and organic, and convenience stores continue to expand their offering of products that are a core part of the conventional grocery store offering, thereby creating additional competition for our customers. Demographic changes have created more ethnic diversity in our marketplace. To effectively compete with these changes, many of our successful customers have focused on, among other things, differentiation strategies in specialty products and items on the perimeter of the store such as produce, service deli, service bakery and meat categories.

To further enhance our strategy to help our customers differentiate themselves from the competition, during fiscal 2006, we changed the name of our specialty grocery subsidiary to Market Centre to better reflect the Company’s broad range of product offerings and unique services that are offered to our retail customers. The new focus on Market Centre will improve this important tool to help our customers with their individual differentiation strategies. Through our Market Centre subsidiary, we offer specialty grocery products in four categories: gourmet specialties, ethnic foods, natural/organic products and confections. In addition to supplying these products, Market Centre, similar to support provided through the Cooperative Division, offers a wide range of retail support services, including category development and management, merchandising services, marketing programs and promotional strategies.

We also support growth by offering promotions on fast-moving products and by supporting and sponsoring major events that help promote sales at the retail level.

Economic Factors

We are impacted by changes in the overall economic environment. In recent periods, the Company has experienced significant volatility in certain costs. For example, costs associated with our workers’ compensation coverage in California have significantly improved after several years of cost increases. Pension and other postretirement benefit costs have also improved due primarily to plan changes and the favorable impact of changes in actuarial assumptions. On the other hand, external factors continue to drive increases in costs. For example, increases in wages and other employment related benefits occur as a result of negotiated labor contracts and adjustments for non-represented employees. These costs may significantly change in future years. We continually focus attention on initiatives aimed at improving business processes and managing costs. We have also been upgrading our warehouse management system as discussed below in “Technology.”

Technology

Technology improvements have been an important part of Unified’s strategy to improve service to its customers and lower costs. Unified’s customers benefit from the Company’s substantial investment in supply-chain technology, including improvements in the Company’s vendor management activities through new item introductions, promotions management and payment support activities.

Technology improvements in the Company’s distribution systems have helped lower costs and improve order accuracy. Over the past three years, we have been upgrading our warehouse systems to improve efficiencies and order fulfillment accuracy. Through the end of fiscal 2006, our five main facilities have been upgraded. We expect to see additional warehouse improvements and order fulfillment accuracy as each facility fully realizes the benefits of the upgrade. We have also begun the process of implementing a new Enterprise Resource Planning (“ERP”) system that will operate in our dairy processing and bakery plants. The new system will automate our record keeping, thereby providing greater visibility of performance metrics and allowing us to improve the manufacturing process. We expect the ERP system installation to be completed in our dairy plant during the current year.

During fiscal 2006, we began a major renovation of our northern California Stockton facility to add additional square footage and to install a mechanized conveyor system. This conveyor system will allow us to more effectively merge product at the facility with products sourced from our other facilities and key vendor partners. This will result in expanded product availability for our Members and non-member customers without the need to carry these products in our Stockton facility.

Additionally, we continue to make improvements to better support our interactions with vendors and customers. We provide network connectivity, data exchange, and a portfolio of applications to our customers. Improving these tools allows independent retailers with varying formats and needs to benefit from standardization while making use of business applications best suited to their unique needs.

Our Member-focused efforts include improvements through our Memberlink technology product that is a Web-based set of business applications designed to improve collaboration and streamline business processes across the entire supply chain.

Sales Activities and Recent Developments

We experienced an overall sales increase of $30.6 million, or 4.1%, for the thirteen weeks ended December 30, 2006 (the “2007 Period”) as compared to the thirteen week period ended December 31, 2005 (the “2006 Period”). Several factors contributed to the change in sales during the 2007 Period. This increase was due primarily to a $22.1 million, or 3.0%, sales increase in our continuing customer business driven primarily by new store openings, growth in the Company’s perishables divisions, and growth in our specialty grocery subsidiary. Subsequent to the 2006 Period, we began supplying customers that were previously serviced by competitors, resulting in a $13.2 million increase in sales for the 2007 Period. Sales related to customers who discontinued their business with us and began purchasing from competitors resulted in a $3.7 million decline in sales in the 2007 Period versus the 2006 Period.

Sales in our Insurance segment declined $1.0 million in the 2007 Period versus the 2006 Period due to a reduction in rates associated with our California workers’ compensation insurance products. Sales in our All Other business activities were consistent at $0.3 million in the 2007 and 2006 Periods.

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

	Thirteen Weeks Ended		% Change
Fiscal Period Ended	December 30, 2006	December 31, 2005	Thirteen Weeks
Net sales	100.0%	100.0%	4.1%
Cost of sales	90.2	89.8	4.5
Distribution, selling and administrative expenses	7.7	8.0	0.5

Operating income	2.1	2.2	(2.2)
Interest expense	(0.5)	(0.5)	(2.8)
Estimated patronage dividends	(0.8)	(0.7)	29.1
Income taxes	(0.3)	(0.2)	34.9

Net earnings	0.5%	0.8%	(40.4)%

THIRTEEN WEEK PERIOD ENDED DECEMBER 30, 2006 (“2007 PERIOD”) COMPARED TO THE THIRTEEN WEEK PERIOD ENDED DECEMBER 31, 2005 (“2006 PERIOD”)

Overview of the 2007 Period.    Our consolidated operating income was $16.3 million in the 2007 Period compared to $16.6 million in the 2006 Period. Operating income for the Wholesale Distribution segment improved over the 2006 Period, but was offset by (1) stabilized operating income in the Insurance segment for the 2007 Period that excluded non-recurring favorable reserve adjustments in the 2006 Period and, (2) reductions in the All Other categories.

•

Wholesale Distribution Segment:    The Wholesale Distribution segment’s operating income was $15.6 million in the 2007 Period compared to $13.8 million in the 2006 Period. The increase in operating income was primarily due to growth in revenue combined with reductions in postretirement benefits expense, workers’ compensation expense and transportation expenses.

•

Insurance Segment:    Operating income declined $2.0 million in our Insurance segment to $1.1 million in the 2007 Period compared to $3.1 million in the 2006 Period. In 2003 and 2004, the California Legislature passed workers’ compensation reforms that have helped to reduce the cost of claims, particularly with respect to medical costs. In the 2006 Period, we experienced reduced claims costs on older policy years, resulting in favorable adjustments to claims reserves. In the 2007 Period, claims on older policy years stabilized, resulting in no additional reserve adjustments.

•

All Other:    All Other business activities primarily consist of our finance subsidiary and the consolidation of a variable interest entity as discussed in Note 2 of the Notes to Consolidated Condensed Financial Statements in Item 1. Operating income decreased $0.1 million to a loss of $0.4 million for the 2007 Period and consisted of $0.3 million in operating income from our finance subsidiary offset by $0.7 million in operating expense associated with our variable interest entity.

The following tables summarize the performance of each business segment for the 2007 and 2006 Periods.

Wholesale Distribution Segment (dollars in thousands)
	Thirteen Weeks Ended December 30, 2006		Thirteen Weeks Ended December 31, 2005
	Amounts in 000’s	Percent to Sales	Amounts in 000’s	Percent to Sales	Difference

Gross sales	$777,871		$746,259		$31,612
Inter-segment eliminations	—		—		—

Net sales	777,871	100.0%	746,259	100.0%	31,612
Cost of sales	704,658	90.6	674,813	90.4	29,845
Distribution, selling and administrative expenses	57,635	7.4	57,566	7.7	69

Operating income	$15,578	2.0%	$13,880	1.9%	$1,698

Insurance Segment (dollars in thousands)
	Thirteen Weeks Ended December 30, 2006		Thirteen Weeks Ended December 31, 2005
	Amounts in 000’s	Percent to Sales	Amounts in 000’s	Percent to Sales	Difference
Gross sales—premiums earned	$5,509		$6,302		$(793)
Inter-segment eliminations	(2,306)		(2,026)		(280)

Net sales—premiums earned	3,203	100.0%	4,276	100.0%	(1,073)
Cost of sales—underwriting expenses	361	11.3	(431)	(10.1)	792
Distribution, selling and administrative expenses	1,695	52.9	1,597	37.4	98

Operating income	$1,147	35.8%	$3,110	72.7%	$(1,963)

All Other (dollars in thousands)
	Thirteen Weeks Ended December 30, 2006		Thirteen Weeks Ended December 31, 2005
	Amounts in 000’s	Percent to Sales	Amounts in 000’s	Percent to Sales	Difference
Gross sales	$586		$415		$171
Inter-segment eliminations	(285)		(142)		(143)

Net sales	301	100.0%	273	100.0%	28
Distribution, selling and administrative expenses	747	248.2	620	227.1	127

Operating loss	$(446)	(148.2)%	$(347)	(127.1)%	$(99)

Net sales.    Consolidated net sales increased $30.6 million, or 4.1%, to $781.4 million in the 2007 Period compared to $750.8 million for the 2006 Period.

•

Wholesale Distribution Segment:    Net Wholesale Distribution sales increased $31.6 million to $777.9 million in the 2007 Period compared to $746.3 million for the 2006 Period. We continued to experience sales growth through new store openings by our customers and growth in sales of products that help our customers differentiate their stores from the competition.

Continuing Customer Sales Growth

•

Sales increased by approximately $22.1 million due primarily to a $13.9 million growth in our perishables product offerings such as meat, produce, service deli and service bakery, and a $7.2 million growth in our specialty foods subsidiary, which have helped our customers differentiate themselves from their competition. This growth is driven by our customers’ expansion to new store locations and growth in distribution volume at existing locations.

Customer Changes

•	During the 2007 Period, we began supplying customers that were previously serviced by competitors, resulting in a $13.2 million increase in sales.

•	Sales to customers in the 2006 Period that discontinued business with us and began purchasing their products from competitors were $3.7 million.

•

Insurance Segment:    Net sales, consisting principally of premium revenues, decreased $1.0 million to $3.2 million in the 2007 Period compared to $4.2 million for the 2006 Period due to decreased premium rates charged to California customers for worker’s compensation insurance. Our Insurance segment primarily sells workers’ compensation coverage in California. The California legislature passed legislation in 2003 and 2004 to allow greater controls over medical costs related to workers’ compensation. These cost reductions have led to lower policy premiums in the 2007 Period compared to the 2006 Period.

•	All Other: Net sales were consistent at $0.3 million in the 2007 and 2006 Periods.

Cost of sales.    Consolidated cost of sales was $705.0 million for the 2007 Period and $674.4 million for the 2006 Period and comprised 90.2% and 89.8% of consolidated net sales for the 2007 and 2006 Periods, respectively.

•

Wholesale Distribution Segment:    Cost of sales increased by $29.8 million to $704.6 million in the 2007 Period compared to $674.8 million in the 2006 Period. As a percentage of net wholesale sales, cost of sales was 90.6% and 90.4% for the 2007 and 2006 Periods, respectively.

•

A change in product and Member sales mix contributed to a 0.1% increase in cost of sales as a percent of net wholesale sales. Our growth was primarily in products that carry a higher cost of sales as a percent of net sales compared to the 2006 Period product mix average. In addition, our larger customers have driven the sales growth in new store openings. These customers typically pick up their orders from our facilities and their larger order sizes allow for higher operational efficiencies but result in lower margins. As a result, the margin on these customers is lower than average and increases the cost of sales as a percent of net wholesale sales.

•

A change in vendor promotional support contributed to a 0.1% increase in cost of sales as a percent of net wholesale sales. Our vendors and brokers are continually evaluating their go-to-market strategies to effectively promote their products. Changes in their strategies could have a favorable or unfavorable impact on our financial performance. See “Critical Accounting Policies and Estimates – Vendor Funds” Discussed in Part II, Item 7 of the Company’s Annual Report on Form 10-K for the year ended September 30, 2006.

•

Insurance Segment:    Cost of sales increased $0.8 million from $(0.4) million to $0.4 million in the 2007 Period compared to the 2006 Period. During 2003 and 2004, California legislative reforms were passed aimed at reducing the rising cost of workers’ compensation expenses, primarily in the cost of providing health care. As a result of these reforms, in the 2006 Period we experienced reductions in costs associated with (1) claims loss expense and loss reserve expenses (consisting of payments to health care providers and injured workers, along with estimates of claims not yet resolved), and (2) loss adjustment expenses (consisting of adjudication expenses and legal expenses associated with defending claims). These costs stabilized in the 2007 Period and required no further reductions in loss reserves related to earlier periods. Cost of sales also includes underwriting expenses (consisting of commissions, premium taxes and regulatory fees); however, these expenses remained stable in the 2007 Period relative to the 2006 Period. Additionally, the cost of insurance and the sufficiency of loss reserves are also impacted by actuarial estimates based on a detailed analysis of health care cost trends, mortality rates, claims history, demographics and industry trends. As a result, the amount of loss reserves and future expenses is significantly affected by these variables and may significantly change, depending on the cost of providing benefits and the results of further legislative action. See additional discussion related to insurance reserves under “Risk Factors” below.

Distribution, selling and administrative expenses.    Consolidated distribution, selling and administrative expenses were $60.1 million in the 2007 Period compared to $59.8 million in the 2006 Period, and comprised 7.7% and 8.0% of net sales for the 2007 and 2006 Periods, respectively.

•

Wholesale Distribution Segment:    Distribution, selling and administrative expenses were $57.7 million in the 2007 Period compared to $57.6 million in the 2006 Period, and comprised 7.4% and 7.7% of net wholesale sales for the 2007 and 2006 Periods, respectively. As discussed in further detail below, the decrease in workers’ compensation expense, employee benefits and transportation expenses, reduced costs $1.9 million, or 0.3% of net wholesale sales. This decrease was offset by increased costs for other expenses of $2.0 million, but remained flat as a percent of net wholesale sales.

•

Workers’ Compensation Expense:    Through December 31, 2006, the Company’s Wholesale Distribution segment is self-insured up to $300,000 per incident with a stop loss coverage provided by our Insurance segment up to $1.0 million and third party coverage over that amount. Loss accruals up to the stop loss coverage are made based on actuarially developed loss estimates. Our workers’ compensation expenses declined by $0.4 million, or 0.1% as a percent of net wholesale sales, primarily due to the positive impact of the California legislative reforms discussed above. Workers’ compensation expenses have also been reduced due to management’s ongoing emphasis on safety programs and use of higher deductible policies to reduce premiums. Since Unified utilizes higher deductible policies and participates directly in losses, it realizes the benefits of lower losses directly and more dramatically than if it had used fully insured policies. Future expenses may significantly change depending on the cost of providing health care and the results of further legislative action.

•

Pension and Other Postretirement Benefits Expense:    During the 2007 Period, the Company experienced postretirement benefit cost decreases of $0.7 million, or 0.1% as a percent of net wholesale sales, primarily due to plan changes and the favorable impact of changes in actuarial assumptions. See additional discussion on benefit plan assets and liabilities under “Risk Factors” below.

•	Transportation Expenses: Transportation expenses declined $0.8 million, or 0.1% as a percent of net wholesale sales, primarily due to reducing our reliance on third party carriers.

The following expenses increased in the 2007 Period compared to the 2006 Period, offsetting the decreases in distribution, selling and administrative expenses that were discussed above:

•	Other Expense Changes: General expenses increased $2.0 million, but remained flat as a percent of net wholesale sales due to the $31.6 million increase in net wholesale sales.

•	Insurance Segment: Selling and administrative expenses for our Insurance segment were comparable at $1.7 million for the 2007 Period compared to $1.6 million for the 2006 Period.

•	All Other: Selling and administrative expenses for our All Other business activities for the 2007 Period were comparable at $0.7 million compared to $0.6 million for the 2006 Period.

Interest.    Interest expense was $3.9 million in the 2007 Period compared to $4.0 million in the 2006 Period and comprised 0.5% of consolidated net sales for both the 2007 Period and the 2006 Period. Factors contributing to the decrease in interest expense are as follows:

•	Interest expense on our primary debt instruments was $3.1 million and $3.3 million for the 2007 and 2006 Periods, respectively.

•

Weighted Average Borrowings:    Interest expense declined $0.1 million from the 2006 Period due to a reduction in our weighted average borrowings. Weighted average borrowings were reduced by $7.5 million due to improved cash flow from operations, working capital improvements and our Equity Enhancement Program (see “Equity Enhancement Plan”).

•

Interest Rates: Interest expense declined $0.1 million from the 2006 Period due to a decrease in our effective borrowing rate. Our effective borrowing rate for the combined primary debt, made up of the revolving line of credit and senior secured notes, was 7.5% and 7.7% for the 2007 and 2006 Periods, respectively. Two primary factors contributed to the decrease in interest rates. First, we amended and restated our Senior Note Agreement in fiscal 2006 (see “Outstanding Debt and Other Financing Arrangements” discussed in Part II, Item 7 of the Company’s Annual Report on Form 10-K for the year ended September 30, 2006 for additional information), thereby reducing our effective interest rate on this debt. Second, we signed an agreement on December 5, 2006 to amend and restate the revolving credit facility and realized a reduction in our interest rate margin over the base borrowing rate on the revolving line of credit. Partially offsetting the foregoing factors and consistent with the overall market interest rate change, the base borrowing rate on the revolving line of credit increased over the 2006 Period, offsetting the reduction in interest rate margin.

Borrowings on our revolving credit agreement are subject to market rate fluctuations. A 25 basis point change in the market rate of interest over the period would have resulted in a $0.04 million increase or decrease in corresponding interest expense.

•	Interest expense on our secondary debt instruments was $0.8 million in the 2007 Period, an increase of $0.1 million compared to $0.7 million in the 2006 Period.

Estimated patronage dividends.    Estimated patronage dividends for the 2007 Period were $6.6 million, compared to $5.1 million in the 2006 Period, an increase of 29.1%. Patronage dividends for the 2007 and 2006 Periods consisted of the patronage earnings from the Company’s three patronage earnings divisions: the Southern California Dairy Division, the Pacific Northwest Dairy Division and the Cooperative Division. For the 2007 and 2006 Periods, respectively, the Company had patronage earnings of $2.7 million and $2.7 million in the Southern California Dairy Division, $0.1 million and $0.1 million in the Pacific Northwest Dairy Division and $3.8 million and $2.3 million in the Cooperative Division.

Income taxes.    The Company’s effective income tax rate was 40.5% for the 2007 Period compared to 23.1% for the 2006 Period. The Company estimates that its effective tax rate will be 40.5% for the remainder of fiscal 2007. The higher rate for the 2007 Period is due to non-recurring tax benefits recorded in the 2006 Period that did not impact the 2007 Period.

LIQUIDITY AND CAPITAL RESOURCES

The Company finances its capital needs through a combination of internal and external sources. These sources include cash from operations, Member investments, bank borrowings, various types of long-term debt and lease financing. The Company believes that the combination of cash flows from operations, current cash balances, its Equity Enhancement Plan described below, and available lines of credit, will be sufficient to service its debt, redeem Members’ capital shares and subordinated patronage dividend certificates, make income tax payments and to meet its anticipated needs for working capital and capital expenditures through at least the next five fiscal years.

CASH FLOW

The Company continued to generate positive cash flow from operations during the thirteen week 2007 Period. Cash from operations was used for investing and financing activities, including investing in the Company’s infrastructure, providing financing to Members, and redemption of Members’ capital shares. The Company also reinvested proceeds from maturing investments.

As a result of these activities, net cash, consisting of cash and cash equivalents, increased by $6.5 million to $17.7 million as a result of this activity for the thirteen week 2007 Period compared to $11.2 million as of the fiscal year ended September 30, 2006.

The following table summarizes the impact of operating, investing and financing activities for the thirteen week 2007 and 2006 Periods:

(dollars in thousands)
Summary of Net Increase (Decrease) in Total Cash Flows	2007	2006	Difference
Cash provided by operating activities	$14,965	$10,151	$4,814
Cash utilized by investing activities	(11,586)	(5,888)	(5,698)
Cash provided (utilized) by financing activities	3,169	(5,668)	8,837

Total increase (decrease) in cash flows	$6,548	$(1,405)	$7,953

Net cash from operating, investing and financing activities increased by $7.9 million to $6.5 million for the 2007 Period compared to a decrease of $(1.4) million for the 2006 Period. The increase in net cash for the 2007 Period consisted of cash provided from operating activities of $15.0 million and financing activities of $3.1 million offset by amounts used in investing activities of $11.6 million. The primary factors contributing to the changes in cash flow are discussed below. At December 30, 2006 and September 30, 2006, working capital was $100.4 million and $99.1 million, and the current ratio was 1.4 and 1.3, respectively.

Operating Activities:    Net cash provided by operating activities increased by $4.8 million to $15.0 million for the 2007 Period compared to $10.2 million for the 2006 Period. The increase in cash provided by operating activities compared to the 2006 Period was attributable primarily to decreases between the periods in inventories ($7.9 million) and cash utilized to purchase trading securities for the Company’s insurance subsidiaries ($1.4 million). These increases of $9.3 million in cash provided were partially offset by cash used to decrease accounts payable ($3.5 million) and accrued liabilities ($0.8 million) between the periods.

Investing Activities:    Net cash used in investing activities increased by $5.7 million to $11.6 million for the 2007 Period compared to $5.9 million utilized in the 2006 Period. The increase in cash used for investing activities during the 2007 Period as compared to the 2006 Period was due mainly to (1) increases in capital expenditures of $5.8 million for a building renovation and purchases of warehouse and computer equipment, (2) increases in notes receivable funding of $1.5 million, reflecting normal fluctuations in loan activity to Members for their inventory and equipment financing, and (3) increases in other assets of $0.3 million. This $7.6 million increase in cash used was partially offset by decreases in net investments of $1.9 million by the Company’s insurance subsidiaries, consisting of the purchase and sale of securities to replace maturing investments in their portfolios. Spending on investing activities is expected to be funded by existing cash balances, cash generated from operations or additional borrowings.

Financing Activities:    Net cash provided by financing activities was approximately $3.1 million for the 2007 Period compared to $5.7 million utilized for the 2006 Period. The net increase of $8.8 million in cash provided by financing activities for the 2007 Period as compared to the 2006 Period was due primarily to changes in the Company’s long-term and short-term notes payable and deferred financing fees, an increase of $8.5 million resulting from higher borrowings and the payment of financing fees associated with the Company’s amendment and restatement of its secured revolving credit facility (see “Credit Facilities” below). In addition, the Company’s cash provided from Member investment and share activity increased by $0.3 million. Future cash used by financing activities is expected to be funded by the Company’s continuing operating cash flow and the positive impact of the Equity Enhancement Plan to meet operating and capital spending requirements.

Equity Enhancement Plan

In fiscal 2002, the Company initiated an equity enhancement plan designed to build equity in the Company for future investment in the business and other infrastructure improvements. See “Equity Enhancement Plan” discussed in Part II, Item 7 of the Company’s Annual Report on Form 10-K for the year ended September 30, 2006 for additional information.

Credit Facilities

At September 30, 2006, the Company had a $225 million secured revolving credit facility (“Revolving Credit Agreement”) with an expiration date of December 5, 2007. On December 5, 2006, the Company amended and restated its Revolving Credit Agreement. The Amended and Restated Credit Agreement (the “Amended Agreement”) permits advances and letters of credit up to $225 million, with an option to expand to $300 million in the future. The Amended Agreement matures on January 31, 2012 and continues to be secured by the inventory and accounts receivable of the Company and certain subsidiaries. Interest is based on either LIBOR plus an applicable margin (0.75% to 1.75%) or the lender’s base rate plus an applicable margin (0.00% to 0.25%). Undrawn portions of the commitments under the Amended Agreement bear commitment fees at rates between 0.15% and 0.35% per annum. The Amended Agreement contains customary covenants, default provisions and limitations on shareholder distributions (including the repurchase of shares) similar to those included in the original Revolving Credit Agreement. The Company borrowed $61.5 million under the facility as of December 30, 2006, with access to a significant amount of capital under this facility (up to $225 million, with an option to expand to $300 million) still available to the Company.

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

CONTRACTUAL OBLIGATIONS AND COMMERCIAL COMMITMENTS

Other than as discussed in “Credit Facilities” above, there have been no material changes in the Company’s contractual obligations and commercial commitments outside the ordinary course of the Company’s business during the thirteen week period ending December 30, 2006. See “Contractual Obligations and Commercial Commitments” discussed in Part II, Item 7 of the Company’s Annual Report on Form 10-K for the year ended September 30, 2006 for additional information.

OUTSTANDING DEBT AND OTHER FINANCING ARRANGEMENTS

Other than as discussed in “Credit Facilities” above, there have been no material changes in the Company’s outstanding debt and other financing arrangements outside the ordinary course of the Company’s business during the thirteen week period ending December 30, 2006. See “Outstanding Debt and Other financing Arrangements” discussed in Part II, Item 7 of the Company’s Annual Report on Form 10-K for the year ended September 30, 2006 for additional information.

At December 30, 2006 and September 30, 2006, respectively, the Company had a total of $96.3 million and $96.5 million outstanding in senior secured notes to certain insurance companies and pension funds (referred to collectively as John Hancock Life Insurance Company, or “Hancock”) under a note purchase agreement dated September 29, 1999 (as amended, the “Senior Note Agreement”) as amended and restated effective January 6, 2006.

MEMBER INVESTMENTS AND PATRONAGE DIVIDENDS

Members are required to meet specific capitalization requirements, which include capital stock ownership and may include required cash deposits (“Required Deposits”). Members may also maintain deposits with Unified in excess of such Required Deposit amounts (“Excess Deposits”). See “Member Investments and Patronage Dividends” discussed in Part II, Item 7 of the Company’s Annual Report on Form 10-K for the year ended September 30, 2006 for additional information.

Members’ Required Deposits are contractually subordinated and subject to the prior payment in full of certain senior indebtedness of the Company. Unified’s obligation to repay Members’ Required Deposit accounts on termination of Member status (once the Member’s obligations to Unified have been satisfied) is reported as a long-term liability on Unified’s consolidated condensed balance sheets. Excess Deposits are not subordinated to Unified’s other obligations and are reported as short-term liabilities on Unified’s consolidated condensed balance sheets. At December 30, 2006 and September 30, 2006, Unified had $11.8 million and $10.2 million, respectively, in “Members’ required deposits” and $17.4 million and $13.9 million, respectively, in “Members’ excess deposits and estimated patronage dividends” (of which $10.3 million and $10.7 million, respectively, represented Excess Deposits).

REDEMPTION OF CAPITAL STOCK

On October 6, 2006, the Board authorized the repurchase on October 12, 2006 of 3,550 shares of the Company’s Class A Shares that had been tendered and were pending redemption. The Company paid approximately $0.7 million to redeem the shares. On December 13, 2006, the Board authorized the repurchase on December 27, 2006 of 23,405 shares of the Company’s Class B Shares that had been tendered and were pending redemption. The Company paid approximately $4.2 million to redeem the shares.

See “Redemption of Capital Stock” discussed in Part II, Item 7 of the Company’s Annual Report on Form 10-K for the year ended September 30, 2006 for additional information.

PENSION AND POSTRETIREMENT BENEFIT PLANS

The Company sponsors a cash balance plan (“Cash Balance Plan”). The Company’s funding policy is to make contributions to the Cash Balance Plan in amounts that are at least sufficient to meet the minimum funding requirements of applicable laws and regulations, but no more than amounts deductible for federal income tax purposes. The Company also sponsors an Executive Salary Protection Plan II (“ESPP II”) that provides supplemental post-termination retirement income based on each participant’s final salary and years of service as an officer of the Company. Funds are held in a rabbi trust for the ESPP II consisting primarily of life insurance policies reported at cash surrender value.

The Company’s net periodic benefit cost for its combined pension and other postretirement benefits was approximately $2.1 million for the thirteen week period ended December 30, 2006 compared to $2.8 million for the thirteen week period ended December 31, 2005.

At this time, the Company expects to make quarterly estimated contributions to the Cash Balance Plan totaling $3.2 million in fiscal 2007, which is comprised of $2.1 million for the 2007 plan year and $1.1 million for the 2006 plan year. At its discretion, the Company may contribute in excess of this amount. Additional contributions for the 2006 plan year, if any, will be due by September 14, 2007, while contributions for the 2007 plan year will be due by September 15, 2008. Additionally, the Company expects to contribute $0.8 million to the ESPP II to fund projected benefit payments to participants for the 2007 plan year. The Company made no contributions to the Cash Balance Plan or ESPP II during the thirteen weeks ended December 30, 2006.

At December 30, 2006, the fair value of the Cash Balance Plan assets increased to $91.8 million from $84.9 million at September 30, 2006.

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

The Company may experience reduced sales if Members lose market share to fully integrated chain stores, warehouse stores and supercenters that have gained increased market share. This trend is expected to continue.    These supercenters have benefited from concentrated buying power and low-cost distribution technology, and have increasingly gained market share at the expense of traditional supermarket operators, including some independent operators, many of whom are the Company’s customers. The market share of such alternative format stores is expected to grow in the future, potentially resulting in a loss of sales volume for the Company. A loss of sales volume could potentially cause patronage dividends to be reduced and/or the Exchange Value of the Company’s shares to decrease, thereby reducing the value of the Members’ Class A and Class B Shares.

We will continue to be subject to risk of loss of member volume.    The Company’s operating results are highly dependent upon either maintaining or growing its distribution volume to its customers. The Company’s top ten Member and non-member customers constituted approximately 43% of total sales for the thirteen week period ended December 30, 2006. A significant loss in membership or volume could adversely affect the Company’s operating results. We will continue to be subject to the risks associated with consolidation within the grocery industry. When independent retailers are acquired by large chains with self-distribution capacity, are driven from business by larger grocery chains, or become large enough to develop their own self-distribution system, we will lose distribution volume. Members may also select other wholesale providers. Reduced volume is normally injurious to profitable operations since fixed costs must be spread over a lower sales volume if the volume cannot be replaced.

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

The Company may on occasion hold investments in the common and/or preferred stock of its Members and suppliers. These investments are generally held at cost or the equity method and are periodically evaluated for impairment. As a result, changes in the economic environment that adversely affect the business of these Members and suppliers could result in the write-down of these investments. This risk is unique to a cooperative form of business in that investments are made to support Members’ businesses, and those economic conditions that adversely affect the Members can also reduce the value of the Company’s investment, and hence the Exchange Value of the underlying capital shares.

Litigation could lead to unexpected losses.    During the normal course of carrying out its business, the Company may become involved in litigation. In the event that management determines that the probability of an adverse judgment in a pending litigation is likely and that the exposure can be reasonably estimated, appropriate reserves are recorded at that time pursuant to Statement of Financial Accounting Standards (“SFAS”) No. 5 “Accounting for Contingencies.” The final outcome of any litigation could adversely affect operating results if the actual settlement amount exceeds established reserves and insurance coverage.

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

We may not have adequate resources to fund our operations.    The Company relies primarily upon cash flow from its operations and Member investments to fund its operating activities. In the event that these sources of cash are not sufficient to meet the Company’s requirements, additional sources of cash are expected to be obtained from the Company’s credit facilities to fund its daily operating activities. Our Revolving Credit Agreement, which expires on January 31, 2012, requires compliance with certain financial covenants, including minimum tangible net worth, fixed charge coverage ratio and total funded debt to earnings before interest, taxes, depreciation, amortization and patronage dividends (“EBITDAP”). While the Company is currently in compliance with all required covenants and expects to remain in compliance, this does not guarantee the Company will remain in compliance in future periods.

The Company’s Revolving Credit Agreement permits advances up to a maximum of $225 million. As of December 30, 2006, the Company believes it has sufficient cash flow from operations and availability under the Revolving Credit Agreement to meet operating needs and capital spending requirements through fiscal 2011. However, if access to operating cash or to the Revolving Credit Agreement becomes restricted, the Company may be compelled to seek alternate sources of cash. The Company cannot assure that alternate sources will provide cash on terms favorable to the Company. Consequently, the inability to access alternate sources of cash on terms similar to its existing agreement could adversely affect the Company’s operations.

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

Additionally, new accounting pronouncements that require adjustments to shareholders’ equity, such as SFAS No. 158 “Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans”, have the potential to impact companies whose equity securities are issued and redeemed at book value (“book value companies”) disproportionately more than companies whose share values are market-based (“publicly traded”). While valuations of publicly traded companies are primarily driven by their income statement and cash flows, the traded value of the shares of book value companies, however, may be immediately impacted by adjustments affecting shareholders’ equity upon implementation. Therefore, such pronouncements may require companies to redefine the method used to value their shares.

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

The successful operation of our business depends upon the supply, including raw material, and marketing relationships from other companies, including those supplying our private brand products.    The Company depends upon third parties for supply of products, including private brand products, and raw materials. Any disruption in the services provided by any of these suppliers, or any failure by them to handle current or higher volumes of activity, could have a material adverse effect on the Company’s business, prospects, financial condition, operating results and cash flows.

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

The Company’s discussion and analysis of its financial condition and results of operations is based upon its consolidated condensed financial statements. On an ongoing basis, we evaluate our estimates, including those related to allowances for doubtful accounts, lease loss reserves, inventories, investments, goodwill and intangible assets, long-lived assets, income taxes, insurance reserves, pension and postretirement benefits and contingencies and litigation. We base our estimates on historical experience and on various other assumptions and factors that we believe to be reasonable under the circumstances. Based on our ongoing review, we make adjustments we consider appropriate under the facts and circumstances. We have discussed the development, selection and disclosure of these estimates with the Audit Committee. The accompanying consolidated condensed financial statements are prepared using the same critical accounting policies and estimates discussed in Part II, Item 7 of the Company’s Annual Report on Form 10-K for the fiscal year ended September 30, 2006.

RECENTLY ISSUED ACCOUNTING PRONOUNCEMENTS

Refer to Note 9 to Notes to Consolidated Condensed Financial Statements in Part I, Item 1 of this Quarterly Report on Form 10-Q for management’s discussion of recently issued accounting pronouncements and their expected impact, if any, on the Company’s consolidated condensed financial statements.

AVAILABILITY OF SEC FILINGS

Unified makes available, free of charge, through its website (http://www.uwgrocers.com) its Forms 10-K, 10-Q and 8-K, as well as its registration and proxy statements, as soon as reasonably practicable after those reports are electronically filed with the Securities and Exchange Commission (the “SEC”). A copy of any of the reports filed with the SEC can be obtained from the SEC’s Public Reference Room at 100 F Street, N.E., Washington, D.C. 20549. A copy may also be obtained by calling the SEC at 1-800-SEC-0330. All reports filed electronically with the SEC are available on the SEC’s web site at http://www.sec.gov.

ITEM 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

The following discussion of the market risks the Company faces contains forward-looking statements. Forward-looking statements are subject to risks and uncertainties. Actual results could differ materially from those discussed in the forward-looking statements.

Unified is subject to interest rate changes on its notes payable under the Company’s credit agreements that may affect the fair value of the notes payable, as well as cash flow and earnings. Based on the notes payable outstanding at December 30, 2006 and the current market condition, a one percent increase in the applicable interest rates would decrease the Company’s annual cash flow and pretax earnings by approximately $0.7 million. Conversely, a one percent decrease in the applicable interest rates would increase annual cash flow and pretax earnings by $0.7 million.

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

Changes in internal controls over financial reporting.    Management, with the participation of the Chief Executive Officer and Chief Financial Officer of the Company, has evaluated any changes in the Company’s internal control over financial reporting that occurred during the most recent fiscal quarter. Based on that evaluation, management, the Chief Executive Officer and the Chief Financial Officer of the Company have concluded that no change in our internal control over financial reporting (as defined in Rule 13a-15(f) under the Securities Exchange Act of 1934) occurred during the quarter ended December 30, 2006 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

The Company is a non-accelerated filer and is required to comply with the internal control reporting and disclosure requirements of Section 404 of the Sarbanes-Oxley Act for fiscal years ending on or after December 15, 2007. The Company is currently in the documentation phase of its Section 404 compliance and will be required to comply with these disclosure requirements for its fiscal year ending September 27, 2008.

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

ITEM 1A.    RISK FACTORS

There are no material changes from risk factors as previously disclosed in our Annual Report on Form 10-K for the fiscal year ended September 30, 2006, filed on December 18, 2006 (File No. 000-10815). Refer to “Risk Factors” in Part I, Item 2 of this Quarterly Report on Form 10-Q for discussion of the Company’s risk factors.

ITEM 2.    UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

COMPANY PURCHASES OF EQUITY SECURITIES

Period	Total Number of Shares Purchased	Average Price Paid Per Share
October 1, 2006 – October 28, 2006	3,550 Class A Shares	$195.72
October 29, 2006 – November 25, 2006	--- Shares	—
November 26, 2006 – December 30, 2006	23,405 Class B Shares	$179.77

Total	26,955 Shares	$181.87

Refer to “Redemption of Capital Stock” in Part I, Item 2 of this Quarterly Report on Form 10-Q for discussion of the Company’s share redemptions.

ITEM 3.    DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4.    SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None.

ITEM 5.    OTHER INFORMATION

None.

ITEM 6.    EXHIBITS

(a)	Exhibits

3.1	Amended and Restated Articles of Incorporation of the Registrant, as amended (incorporated by reference to Exhibit 3.1 to the Registrant’s Quarterly Report on Form 10-Q for the fiscal quarter ended March 29, 2003).

3.2	Bylaws of the Registrant, as amended (incorporated by reference to Exhibit 3.2 to the Registrant’s Annual Report on Form 10-K for the fiscal year ended September 30, 2006, filed on December 18, 2006).

4.38	Amended and Restated Credit Agreement, dated as of December 5, 2006, by and among Unified Western Grocers, Inc., other credit parties as identified therein, Bank of Montreal, Chicago Branch, as Administrative Agent, Bank of America, N.A., as Syndication Agent, Wells Fargo Bank, as Documentation Agent, BMO Capital Markets, as Lead Arranger and Book Runner, General Electric Capital Corporation, Union Bank of California, N.A., and PNC Bank National Association (incorporated by reference to Exhibit 99.1 to the Registrant’s Current Report on Form 8-K, filed on December 11, 2006, File No. 000-10815).

4.39	Amended and Restated Security Agreement, dated as of December 5, 2006, by and among Unified Western Grocers, Inc., the Debtors identified therein and Bank of Montreal, Chicago Branch (incorporated by reference to Exhibit 99.2 to the Registrant’s Current Report on Form 8-K, filed on December 11, 2006, File No. 000-10815).

4.40	Amendment to Note Purchase Agreement and Consent, dated as of December 19, 2006, by and among Registrant, John Hancock Life Insurance Company as collateral agent for the Noteholders and the Noteholders under the Amended and Restated Note Purchase Agreement listed on the signature pages thereto.

10.1.4*	Amendment No. 5 to the Unified Western Grocers, Inc. Cash Balance Plan, amended as of December 22, 2006.

10.3.6*	Amendment No. 6 to the Unified Western Grocers, Inc. Employees’ Sheltered Savings Plan, amended as of December 1, 2005 (incorporated by reference to Exhibit 10.1 to the Registrant’s Quarterly Report on Form 10-Q for the fiscal quarter ended December 31, 2005).

10.3.7*	Amendment No. 7 to the Unified Western Grocers, Inc. Employees’ Sheltered Savings Plan, amended as of December 22, 2006.

10.9.1*	Amendment No. 6 to the Unified Western Grocers, Inc. Employee Savings Plan, amended as of December 22, 2006.

10.69*	Form of Severance Agreement for Vice Presidents and Senior Vice Presidents, and Executive Vice Presidents with Less than Three years in an Officer Position dated as of December 8, 2006, by and between the Registrant and Randall G. Scoville.

31.1	Chief Executive Officer Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Chief Financial Officer Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Chief Executive Officer Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Chief Financial Officer Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*	Management contract or compensatory plan or arrangement.

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

Dated: February 13, 2007