Form 10-Q
period 2007-03-31
UNIFIED WESTERN GROCERS INC
filed 2007-05-11
CIK 320431

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2007

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

The number of shares outstanding of each of the registrant’s classes of common stock, as of April 28, 2007, were as follows:

Class A: 147,000 shares; Class B: 471,336 shares; Class C: 15 shares; Class E: 186,350 shares

PART I . FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS (UNAUDITED)

Unified Western Grocers, Inc. and Subsidiaries

Consolidated Condensed Balance Sheets—Unaudited

(dollars in thousands)

	March 31, 2007	September 30, 2006
Assets
Current assets:
Cash and cash equivalents	$16,471	$11,150
Accounts and notes receivable, net of allowances of $2,765 and $2,383 at March 31, 2007 and September 30, 2006, respectively	145,537	146,321
Inventories	193,112	206,843
Prepaid expenses	6,931	8,817
Deferred income taxes	10,563	10,563

Total current assets	372,614	383,694
Properties, net	186,980	176,333
Investments	76,769	74,972
Notes receivable, net of allowances of $168 and $500 at March 31, 2007 and September 30, 2006, respectively	12,015	10,621
Goodwill	27,982	27,982
Other assets, net	46,652	43,513

Total Assets	$723,012	$717,115

Liabilities and Shareholders’ Equity
Current liabilities:
Accounts payable	$148,394	$153,577
Accrued liabilities	106,703	108,718
Current portion of notes payable	2,342	8,405
Subordinated patronage dividend certificates	3,141	—
Members’ excess deposits and estimated patronage dividends	18,916	13,904

Total current liabilities	279,496	284,604
Notes payable, less current portion	167,366	153,184
Long-term liabilities, other	104,024	103,682
Members’ deposits and certificates:
Members’ required deposits	8,856	10,211
Subordinated patronage dividend certificates	—	3,141
Commitments and contingencies
Shareholders’ equity:
Class A Shares: 500,000 shares authorized, 148,200 and 154,150 shares outstanding at March 31, 2007 and September 30, 2006, respectively	24,405	25,333
Class B Shares: 2,000,000 shares authorized, 471,336 and 495,041 shares outstanding at March 31, 2007 and September 30, 2006, respectively	77,541	81,306
Class E Shares: 2,000,000 shares authorized, 186,350 shares outstanding at March 31, 2007 and September 30, 2006	18,635	18,635
Retained earnings after elimination of accumulated deficit of $26,976 effective September 28, 2002	43,310	38,017
Receivable from sale of Class A Shares to members	(709)	(989)
Accumulated other comprehensive earnings (loss)	88	(9)

Total shareholders’ equity	163,270	162,293

Total Liabilities and Shareholders’ Equity	$723,012	$717,115

The accompanying notes are an integral part of these statements.

Unified Western Grocers, Inc. and Subsidiaries

Consolidated Condensed Statements of Earnings and Comprehensive Earnings—Unaudited

(dollars in thousands)

	Thirteen Weeks Ended		Twenty-Six Weeks Ended
	March 31, 2007	April 1, 2006	March 31, 2007	April 1, 2006
Net sales	$753,624	$710,034	$1,534,999	$1,460,842
Cost of sales	678,467	636,954	1,383,486	1,311,336
Distribution, selling and administrative expenses	61,680	58,790	121,757	118,573

Operating income	13,477	14,290	29,756	30,933
Interest expense	(3,608)	(3,507)	(7,488)	(7,498)

Earnings before estimated patronage dividends and income taxes	9,869	10,783	22,268	23,435
Estimated patronage dividends	(3,510)	(4,267)	(10,087)	(9,363)

Earnings before income taxes	6,359	6,516	12,181	14,072
Income taxes	(2,789)	(2,527)	(5,149)	(4,276)

Net earnings	3,570	3,989	7,032	9,796
Other comprehensive earnings, net of income taxes:
Unrealized holding gain (loss) on investments	(46)	(336)	97	(364)

Comprehensive earnings	$3,524	$3,653	$7,129	$9,432

The accompanying notes are an integral part of these statements.

Unified Western Grocers, Inc. and Subsidiaries

Consolidated Condensed Statements of Cash Flows—Unaudited

(dollars in thousands)

	Twenty-Six Weeks Ended
	March 31, 2007	April 1, 2006
Cash flows from operating activities:
Net earnings	$7,032	$9,796
Adjustments to reconcile net earnings to net cash provided by operating activities:
Depreciation and amortization	9,731	10,256
Provision for doubtful accounts	7	(164)
(Gain) loss on sale of properties	(182)	62
Purchases of trading securities	(3,757)	(3,739)
Proceeds from maturities or sales of trading securities	2,788	10,715
(Increase) decrease in assets:
Accounts receivable	(16)	7,731
Inventories	13,731	13,658
Prepaid expenses	1,886	705
Pension plan assets	(1,041)	—
Increase (decrease) in liabilities:
Accounts payable	(5,183)	(21,516)
Accrued liabilities	(2,015)	(6,610)
Long-term liabilities, other	1,383	3,025

Net cash provided by operating activities	24,364	23,919

Cash flows from investing activities:
Purchases of properties	(18,170)	(6,599)
Purchases of securities and other investments	(5,954)	(20,937)
Proceeds from maturities or sales of securities and other investments	5,275	18,039
Increase in notes receivable	(601)	(635)
Proceeds from sales of properties	182	200
Increase in other assets	(4,676)	(3,089)

Net cash utilized by investing activities	(23,944)	(13,021)

Cash flows from financing activities:
Additions to long-term notes payable	15,479	—
Reduction of long-term notes payable	—	(8,016)
Reduction of short-term notes payable	(7,519)	(7,697)
Payment of deferred financing fees	(564)	—
Members’ excess deposits and estimated patronage dividends	5,011	5,213
Class E Share cash dividend	(928)	—
(Decrease) increase in members’ required deposits	(1,355)	143
Decrease in receivable from sale of Class A Shares to members	280	262
Repurchase of shares from members	(5,837)	(4,739)
Issuance of shares to members	334	432

Net cash provided (utilized) by financing activities	4,901	(14,402)

Net increase (decrease) in cash and cash equivalents	5,321	(3,504)
Cash and cash equivalents at beginning of period	11,150	17,437

Cash and cash equivalents at end of period	$16,471	$13,933

Supplemental disclosure of cash flow information:
Cash paid during the period for:
Interest	$7,345	$6,737
Income taxes	$4,650	$8,242
Supplemental disclosure of non-cash items:
Conversion of Class B Shares to Class A Shares	$51	$—

The accompanying notes are an integral part of these statements.

Unified Western Grocers, Inc. and Subsidiaries

NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS (UNAUDITED)

1.	BASIS OF PRESENTATION

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

The Company’s banking arrangements allow the Company to fund outstanding checks when presented to the financial institution for payment. This cash management practice frequently results in total issued checks exceeding the available cash balance at a single financial institution. The Company’s policy is to record its cash disbursement accounts with a cash book overdraft in accounts payable. At March 31, 2007 and September 30, 2006, the Company had book overdrafts of $27.2 million and $33.1 million, respectively, classified in accounts payable.

2.	VARIABLE INTEREST ENTITY

In fiscal 2004, the Company signed a purchase and sale agreement with an unrelated business property developer to transfer and assign the leasehold and sub-leasehold interests and certain assets relating to eleven closed store locations.

At March 31, 2007, the Company remains contingently liable for the lease payments on six of these store locations until such time as the leases expire or the Company is released from all liabilities and obligations under the respective leases. The net present value of the Company’s currently estimated obligation for the remaining leasehold and sub-leasehold interests for the six stores totals approximately $5.3 million at March 31, 2007, with the last lease expiring in 2019. The Company’s maximum loss exposure related to these leases is $16.2 million.

The Financial Accounting Standards Board (“FASB”) issued in January 2003 and revised in December 2003 FASB Interpretation No. 46R (“FIN 46R”), “Consolidation of Variable Interest Entities—an Interpretation of Accounting Research Bulletin (“ARB”) No. 51, Consolidated Financial Statements.” Although the Company has no ownership interest in the unrelated third party that assumed the leasehold and sub-leasehold interests from the Company, that third party is considered a variable interest entity pursuant to FIN 46R. Because the primary investor in the variable interest entity currently does not have sufficient equity at risk, the Company is considered the primary beneficiary. Accordingly, the Company is required to consolidate the assets, liabilities and non-controlling interests of the variable interest entity, as well as the results of operations.

At March 31, 2007 and September 30, 2006, the Company consolidated the variable interest entity’s accounts, including total assets of $0.8 and $0.5 million, respectively, comprised primarily of $0.6 million and $0.2 million in properties, respectively, and $0.2 million and $0.3 million in other assets, respectively. The Company also consolidated the variable interest entity’s lease reserves of approximately $5.3 million and $4.7 million, respectively.

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

Management identifies segments based on the information monitored by the Company’s chief operating decision-makers to manage the business and, accordingly, has identified the following two reportable segments:

•

The Wholesale Distribution segment includes the results of operations from the sale of food and general merchandise products to both Members and non-members. As of and for the twenty-six weeks ended March 31, 2007, the Wholesale Distribution segment represents approximately 99% of the Company’s total sales and 86% of total assets.

•

The Insurance segment includes the results of operations for the Company’s three insurance subsidiaries (Grocers and Merchants Insurance Service, Inc., Springfield Insurance Company and Springfield Insurance Company, Ltd.). These subsidiaries provide insurance and insurance-related products, including workers’ compensation and liability insurance policies, to both the Company and its Members primarily located in California. As of and for the twenty-six weeks ended March 31, 2007, the Company’s Insurance segment collectively accounts for approximately 1% of the Company’s total sales and 12% of total assets.

The “All Other” category includes the results of operations for the Company’s other support businesses, including its finance subsidiary, whose services are provided to a common customer base, none of which individually meets the quantitative thresholds of a reportable segment. As of and for the twenty-six weeks ended March 31, 2007, the “All Other” category collectively accounts for less than 1% of the Company’s total sales and 2% of total assets.

Information about the Company’s operating segments is summarized below.

	Thirteen Weeks Ended		Twenty-Six Weeks Ended
(dollars in thousands)	March 31, 2007	April 1, 2006	March 31, 2007	April 1, 2006
Net sales
Wholesale distribution	$749,777	$706,554	$1,527,648	$1,452,813
Insurance	6,976	5,183	12,485	11,485
All other	573	422	1,159	837
Inter-segment eliminations	(3,702)	(2,125)	(6,293)	(4,293)

Total net sales	$753,624	$710,034	$1,534,999	$1,460,842

Operating income
Wholesale distribution	$12,163	$12,818	$27,741	$26,698
Insurance	1,442	1,409	2,589	4,519
All other	(128)	63	(574)	(284)

Total operating income	13,477	14,290	29,756	30,933

Interest expense	(3,608)	(3,507)	(7,488)	(7,498)
Estimated patronage dividends	(3,510)	(4,267)	(10,087)	(9,363)
Income taxes	(2,789)	(2,527)	(5,149)	(4,276)

Net earnings	$3,570	$3,989	$7,032	$9,796

Depreciation and amortization
Wholesale distribution	$4,937	$4,942	$9,626	$10,145
Insurance	42	50	89	109
All other	10	—	16	2

Total depreciation and amortization	$4,989	$4,992	$9,731	$10,256

Capital expenditures
Wholesale distribution	$9,766	$4,465	$17,544	$6,571
Insurance	—	12	—	20
All other	626	8	626	8

Total capital expenditures	$10,392	$4,485	$18,170	$6,599

Identifiable assets
Wholesale distribution	$618,633	$572,472	$618,633	$572,472
Insurance	86,179	87,778	86,179	87,778
All other	18,200	17,891	18,200	17,891

Total identifiable assets	$723,012	$678,141	$723,012	$678,141

4.	SHAREHOLDERS’ EQUITY

During the twenty-six week period ended March 31, 2007, the Company issued 1,500 Class A Shares with an issue value of $0.3 million and redeemed 7,750 Class A Shares with a redemption value of $1.6 million. The Company also redeemed 23,405 Class B Shares with a redemption value of $4.2 million. In addition, 300 Class A Shares were converted from Class B Shares at a value of $0.1 million.

On October 5, 2006, the Board of Directors declared a 6% cash dividend (approximately $0.9 million) on the outstanding Class E Shares of the Company as of September 28, 2006. The dividend was paid on January 5, 2007.

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

In March 2007, the Company’s finance subsidiary, Grocers Capital Company (“GCC”), completed a Change in Terms Agreement on its second amended and restated credit agreement and loan purchase and servicing agreement with a third party bank. There were no changes to the second amended and restated credit and loan purchase and servicing agreements other than the maturity dates, which were extended to March 31, 2010 and March 31, 2008, respectively. Amounts advanced under the credit agreement bear interest at prime (8.25% and 8.25%) or Eurodollar (5.35% and 5.36%) plus 2.00% at March 31, 2007 and September 30, 2006, respectively. GCC had no borrowings outstanding under the credit agreement at March 31, 2007 or September 30, 2006. The aggregate amount of secured borrowings under the loan purchase and servicing agreement was $3.6 million and $5.1 million at March 31, 2007 and September 30, 2006, respectively.

At September 30, 2006, the Company had a $225 million secured revolving credit facility (“Revolving Credit Agreement”) which was amended and restated on December 5, 2006. The Amended and Restated Credit Agreement (the “Amended Agreement”) permits advances and letters of credit up to $225 million, with an option to expand to $300 million in the future. The Amended Agreement matures on January 31, 2012 and continues to be secured by the inventory and accounts receivable of the Company and certain subsidiaries. Interest is based on either LIBOR plus an applicable margin (0.75% to 1.75%) or the lender’s base rate plus an applicable margin (0.00% to 0.25%). Undrawn portions of the commitments under the Amended Agreement bear commitment fees at rates between 0.15% and 0.35% per annum. The Amended Agreement contains customary covenants, default provisions and limitations on shareholder distributions (including the repurchase of shares) similar to those included in the original Revolving Credit Agreement. The Company had $69.5 million and $53.6 million outstanding under the Amended Agreement and the Revolving Credit Agreement at March 31, 2007 and September 30, 2006, respectively.

7.	PENSION AND OTHER POSTRETIREMENT BENEFITS

The Company sponsors a cash balance plan (“Cash Balance Plan”). The Cash Balance Plan is a noncontributory defined benefit pension plan covering substantially all employees of the Company who are not subject to a collective bargaining agreement. Benefits under the Cash Balance Plan are provided through a trust and also through annuity contracts.

The Company also sponsors an Executive Salary Protection Plan II (“ESPP II”) that provides supplemental post-termination retirement income based on each participant’s final salary and years of service as an officer of the Company. Funds are held in a rabbi trust for the ESPP II consisting primarily of life insurance policies reported at cash surrender value. The cash surrender value of such life insurance policies aggregated $16.2 million and $15.2 million at March 31, 2007 and September 30, 2006, respectively, and are included in other assets in the Company’s consolidated condensed balance sheets. The related accrued benefit cost (representing the Company’s benefit obligation to participants) of $14.0 million and $13.4 million at March 31, 2007 and September 30, 2006, respectively, is recorded in other long-term liabilities in the Company’s consolidated condensed balance sheets. Trust assets are excluded from ESPP II plan assets as they do not qualify as plan assets under Statement of Financial Accounting Standards (“SFAS”) No. 87, “Employers’ Accounting for Pensions” (“SFAS 87”). The assets held in the rabbi trust are not available for general corporate purposes. The rabbi trust is subject to creditor claims in the event of insolvency.

The Company sponsors postretirement benefit plans that cover both non-union and union employees. The plans are not funded.

The Company’s funding policy is to make contributions to the Cash Balance Plan in amounts that are at least sufficient to meet the minimum funding requirements of applicable laws and regulations, but no more than amounts deductible for federal income tax purposes. The Company contributed $1.0 million to the Cash Balance Plan during the twenty-six weeks ended March 31, 2007 for the 2006 plan year. At this time, the Company expects to make quarterly estimated contributions to the Cash Balance Plan totaling $2.3 million during the remainder of fiscal 2007 for the 2007 plan year. At its discretion, the Company may contribute in excess of this amount. Additional contributions for the 2006 plan year, if any, will be due by September 14, 2007, while contributions for the 2007 plan year will be due by September 15, 2008. The Company contributed $0.6 million to the ESPP II during the twenty-six weeks ended March 31, 2007 to fund projected benefit payments to participants for the 2007 plan year.

At March 31, 2007, the fair value of the Cash Balance Plan assets increased to $95.5 million from $84.9 million at September 30, 2006.

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

In September 2006, the FASB ratified Emerging Issues Task Force (“EITF”) No. 06-4, “Accounting for Deferred Compensation and Postretirement Benefits Associated with Endorsement Split-Dollar Life Insurance Arrangements” (“EITF No. 06-4”) and in March 2007, the FASB ratified EITF Issue No. 06-10, “Accounting for Collateral Assignment Split-Dollar Life Insurance Arrangements” (“EITF No. 06-10”). EITF No. 06-4 requires deferred compensation or postretirement benefit aspects of an endorsement-type split-dollar life insurance arrangement to be recognized as a liability by the employer and states the obligation is not effectively settled by the purchase of a life insurance policy. The liability for future benefits should be recognized based on the substantive agreement with the employee, which may be either to provide a future death benefit or to pay for the future cost of the life insurance. EITF No. 06-10 provides recognition guidance for postretirement benefit liabilities related to collateral assignment split-dollar life insurance arrangements, as well as recognition and measurement of the associated asset on the basis of the terms of the collateral assignment split-dollar life insurance arrangement. EITF No.’s 06-4 and 06-10 are effective for fiscal years beginning after December 15, 2007. Accordingly, EITF No.’s 06-4 and 06-10 will be adopted commencing in the first quarter for the Company’s fiscal year 2009. The Company is currently assessing the impact these standards may have on its consolidated financial statements.

In February 2007, the FASB issued Statement of Financial Accounting Standards No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities—Including an Amendment of FASB Statement No. 115” (“SFAS No. 159”). SFAS No. 159 provides companies with an option to measure, at specified election dates, many financial instruments and certain other items at fair value that are not currently required to be measured at fair value. SFAS No. 159 is expected to expand the use of fair value measurement consistent with the Board’s long-term objectives for financial instruments. A company that adopts SFAS No. 159 will report unrealized gains and losses on items for which the fair value option has been elected in earnings at each subsequent reporting date. SFAS No. 159 also establishes presentation and disclosure requirements designed to facilitate comparisons between entities that choose different measurement attributes for similar types of assets and liabilities. SFAS No. 159 is effective for fiscal years beginning after November 15, 2007. Accordingly, SFAS No. 159 will be adopted commencing in the first quarter for the Company’s fiscal year 2009. The Company is currently assessing the impact this standard may have on its consolidated financial statements.

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

In September 2006, the Securities and Exchange Commission (“SEC”) issued Staff Accounting Bulletin No. 108, “Considering the Effects of Prior Year Misstatements when Quantifying Misstatements in Current Year Financial Statements” (“SAB No. 108”). SAB No. 108 provides interpretive guidance on how the effects of the carryover or reversal of prior year misstatements should be considered in quantifying a current year misstatement. The SEC staff believes that registrants should quantify errors using both a balance sheet and an income statement approach and evaluate whether either approach results in quantifying a misstatement that, when all relevant quantitative and qualitative factors are considered, is material. The guidance in SAB No. 108 should be applied to financial statements for fiscal years ending after November 15, 2006 (and is encouraged for any interim period of the first fiscal year ending after that date). Accordingly, the Company will adopt SAB No. 108 effective with its fiscal year ending September 29, 2007. The Company does not currently believe that adopting SAB No. 108 will have a significant impact on its consolidated financial statements.

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

In May 2005, the FASB issued SFAS No. 154, “Accounting Changes and Error Corrections” (“SFAS No. 154”). SFAS No. 154 requires retrospective application to prior periods’ financial statements of a voluntary change in accounting principle and that a change in method of depreciation, amortization, or depletion for long-lived, non-financial assets be accounted for as a change in accounting estimate that is affected by a change in accounting principle. SFAS No. 154 is effective for accounting changes and corrections of errors made in fiscal years beginning after December 15, 2005. The Company adopted this pronouncement beginning with its fiscal year 2007. The adoption of SFAS No. 154 had no impact on the Company’s financial condition and results of operations.

10.	SUBSEQUENT EVENTS

On May 4, 2007, the Company signed a letter of understanding to purchase certain assets and assume certain liabilities of Associated Grocers, Inc. (“AG”) of Seattle, Washington. The transaction is subject to completion of due diligence, the execution of a definitive purchase agreement, and approval by the Board of Directors of AG and Unified, AG shareholders, and federal and state regulatory agencies.

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

We provide a broad range of product offerings and unique services to help our retail customers with their individual differentiation strategies. Through our grocery specialty subsidiary, Market Centre, we offer specialty grocery products in four categories: gourmet specialties, ethnic foods, natural/organic products and confections. In addition to supplying these products, Market Centre, similar to support provided through the Cooperative Division, offers a wide range of retail support services, including category development and management, merchandising services, marketing programs and promotional strategies.

We also support growth by offering promotions on fast-moving products and by supporting and sponsoring major events that help promote sales at the retail level.

Economic Factors

We are impacted by changes in the overall economic environment. In recent periods, the Company has experienced significant volatility in certain costs. For example, costs associated with our workers’ compensation coverage in California have declined after several years of cost increases. Pension and other postretirement benefit costs have also improved due primarily to plan changes and the favorable impact of changes in actuarial assumptions. On the other hand, external factors continue to drive increases in costs. For example, increases in wages and other employment related benefits occur as a result of negotiated labor contracts and adjustments for non-represented employees. These costs may significantly change in future years. We continually focus attention on initiatives aimed at improving business processes and managing costs. We have also been upgrading our warehouse management system as discussed below in “Technology.”

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

Sales Activities and Recent Developments

We experienced an overall sales increase of $74.1 million, or 5.1%, for the twenty-six weeks ended March 31, 2007 (the “2007 Period”) as compared to the twenty-six week period ended April 1, 2006 (the “2006 Period”). Net Wholesale Distribution sales increased $74.8 million in the 2007 Period compared to the 2006 Period. Several factors contributed to the change in net Wholesale Distribution sales during the 2007 Period. This increase was due primarily to a $38.8 million, or 2.7%, sales increase in our continuing customer business driven primarily by new store openings, growth in the Company’s perishables divisions, and growth in Market Centre, our specialty grocery subsidiary. Additionally, inflation in meat and produce costs has increased in the 2007 Period and accounted for $16.1 million in sales increases. Subsequent to the 2006 Period, we began supplying customers that were previously serviced by competitors, resulting in a $26.1 million increase in sales for the 2007 Period. Sales related to customers who discontinued their business with us and began purchasing from competitors resulted in a $6.2 million decline in sales in the 2007 Period versus the 2006 Period.

Sales in our Insurance segment declined $0.7 million in the 2007 Period versus the 2006 Period due to a reduction in premium rates associated with our California workers’ compensation insurance products, partially offset by an increase in volume. Sales in our All Other business activities were consistent at $0.5 million for the 2007 and 2006 periods.

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

	Thirteen Weeks Ended		% Change Thirteen Weeks	Twenty-Six Weeks Ended		% Change Twenty-Six Weeks
Fiscal Period Ended	March 31, 2007	April 1, 2006		March 31, 2007	April 1, 2006
Net sales	100.0%	100.0%	6.1%	100.0%	100.0%	5.1%
Cost of sales	90.0	89.7	6.5	90.1	89.8	5.5
Distribution, selling and administrative expenses	8.2	8.3	4.9	7.9	8.1	2.7

Operating income	1.8	2.0	(5.7)	2.0	2.1	(3.8)
Interest expense	(0.5)	(0.5)	2.9	(0.5)	(0.5)	(0.1)
Estimated patronage dividends	(0.5)	(0.6)	(17.7)	(0.7)	(0.6)	7.7
Income taxes	(0.4)	(0.4)	10.4	(0.3)	(0.3)	20.4

Net earnings	0.4%	0.5%	(10.5)%	0.5%	0.7%	(28.2)%

THIRTEEN WEEK PERIOD ENDED MARCH 31, 2007 (“2007 PERIOD”) COMPARED TO THE THIRTEEN WEEK PERIOD ENDED APRIL 1, 2006 (“2006 PERIOD”)

Overview of the 2007 Period. Our consolidated operating income was $13.5 million in the 2007 Period compared to $14.3 million in the 2006 Period. Operating income for the Wholesale Distribution segment and All Other categories decreased compared to the 2006 Period.

•

Wholesale Distribution Segment: The Wholesale Distribution segment’s operating income was $12.2 million in the 2007 Period compared to $12.8 million in the 2006 Period. The decrease in operating income was due primarily to a reduction in margin partially offset by improvements in our operations. Previously, we also experienced reduced workers’ compensation expense in the 2006 Period due to recent legislative changes.

•

Insurance Segment: Operating income in our Insurance segment was $1.4 million in the 2007 Period, which is consistent with the 2006 Period. In 2003 and 2004, the California Legislature passed workers’ compensation reforms that have helped to reduce the cost of claims, particularly with respect to medical costs. In the 2006 Period, we experienced reduced claims costs on older policy years, resulting in favorable adjustments to claims reserves. In the 2007 Period, claims on older policy years stabilized, resulting in reduced reserve adjustments, but operating income benefited from higher commission revenue related to increased volume.

•

All Other: All Other business activities primarily consist of our finance subsidiary and the consolidation of a variable interest entity as discussed in Note 2 of the Notes to the Consolidated Condensed Financial Statements in Item 1. Operating income decreased $0.2 million to a loss of $0.1 million for the 2007 Period compared to income of $0.1 million in the 2006 Period, and consisted of $0.3 million in operating income from our finance subsidiary offset by $0.4 million in operating expense associated with our variable interest entity.

The following tables summarize the performance of each business segment for the 2007 and 2006 Periods.

Wholesale Distribution Segment

(dollars in thousands)

	Thirteen Weeks Ended March 31, 2007		Thirteen Weeks Ended April 1, 2006
	Amounts in 000’s	Percent to Net Sales	Amounts in 000’s	Percent to Net Sales	Difference
Gross sales	$749,777	—	$706,554	—	$43,223
Inter-segment eliminations	—	—	—	—	—

Net sales	749,777	100.0	706,554	100.0	43,223
Cost of sales	677,706	90.4	636,680	90.1	41,026
Distribution, selling and administrative expenses	59,908	8.0	57,056	8.1	2,852

Operating income	$12,163	1.6	$12,818	1.8	$(655)

Insurance Segment

(dollars in thousands)

	Thirteen Weeks Ended March 31, 2007		Thirteen Weeks Ended April 1, 2006
	Amounts in 000’s	Percent to Net Sales	Amounts in 000’s	Percent to Net Sales	Difference
Gross sales—premiums earned	$6,976	—	$5,183	—	$1,793
Inter-segment eliminations	(3,414)	—	(1,975)	—	(1,439)

Net sales—premiums earned	3,562	100.0	3,208	100.0	354
Cost of sales—underwriting expenses	761	21.4	274	8.5	487
Selling and administrative expenses	1,359	38.1	1,525	47.6	(166)

Operating income	$1,442	40.5	$1,409	43.9	$33

All Other

(dollars in thousands)

	Thirteen Weeks Ended March 31, 2007		Thirteen Weeks Ended April 1, 2006
	Amounts in 000’s	Percent to Net Sales	Amounts in 000’s	Percent to Net Sales	Difference
Gross sales	$573	—	$422	—	$151
Inter-segment eliminations	(288)	—	(150)	—	(138)

Net sales	285	100.0	272	100.0	13
Selling and administrative expenses	413	144.9	209	76.8	204

Operating income (loss)	$(128)	(44.9)	$63	23.2	$(191)

Net sales. Consolidated net sales increased $43.5 million, or 6.1%, to $753.6 million in the 2007 Period compared to $710.1 million for the 2006 Period.

•	Wholesale Distribution Segment: Net Wholesale Distribution sales increased $43.2 million to $749.8 million in the 2007 Period compared to $706.6 million for the 2006 Period.

Continuing Customer Sales Growth

•

Approximately $18.6 million of sales increases were due to new store locations and growth in our distribution volume at existing locations, including $7.7 million of growth in our Market Centre subsidiary, which have helped our customers differentiate themselves from their competition.

•	Inflation in meat and produce costs has accounted for $14.7 million in sales increases in the 2007 Period compared to the 2006 Period.

Customer Changes

•	During the 2007 Period, we began supplying customers that were previously served by competitors, resulting in a $12.7 million increase in sales.

•	Sales to customers in the 2006 Period that discontinued business with us and began purchasing their products from competitors were $2.8 million.

•

Insurance Segment: Net sales, consisting principally of premium revenues, increased $0.3 million to $3.5 million in the 2007 Period compared to $3.2 million for the 2006 Period resulting primarily from higher commission revenue related to increased policy volume, partially offset by lower premium rates. Our Insurance Segment primarily sells workers’ compensation coverage in California.

•	All Other: Net sales were consistent at $0.3 million in the 2007 and 2006 Periods.

Cost of sales. Consolidated cost of sales was $678.5 million for the 2007 Period and $637.0 million for the 2006 Period and comprised 90.0% and 89.7% of consolidated net sales for the 2007 and 2006 Periods, respectively.

•

Wholesale Distribution Segment: Cost of sales increased by $41.0 million to $677.7 million in the 2007 Period compared to $636.7 million in the 2006 Period. As a percentage of net wholesale sales, cost of sales was 90.4% and 90.1% for the 2007 and 2006 Periods, respectively.

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

•

A change in vendor promotional support contributed to a 0.2% increase in cost of sales as a percent of net wholesale sales. Our vendors and brokers are continually evaluating their go-to-market strategies to effectively promote their products. Changes in their strategies could have a favorable or unfavorable impact on our financial performance. See “Critical Accounting Policies and Estimates—Vendor Funds” discussed in Part II, Item 7 of the Company’s Annual Report on Form 10-K for the year ended September 30, 2006.

•

Insurance Segment: Cost of sales increased $0.5 million from $0.3 million to $0.8 million in the 2007 Period compared to the 2006 Period. During 2003 and 2004, California legislative reforms were passed aimed at reducing the rising cost of workers’ compensation expenses, primarily in the cost of providing health care. As a result of these reforms, in the 2006 Period we experienced reductions in costs associated with (1) claims loss expense and loss reserve expenses (consisting of payments to health care providers and injured workers, along with estimates of claims not yet resolved), and (2) loss adjustment expenses (consisting of adjudication expenses and legal expenses associated with defending claims). In 2006, required loss reserves declined and reduced cost of sales. These costs stabilized in the 2007 Period and required no further reductions in loss reserves related to earlier periods. Cost of sales also includes underwriting expenses (consisting of commissions, premium taxes and regulatory fees); however, these expenses remained stable in the 2007 Period relative to the 2006 Period. Additionally, the cost of insurance and the sufficiency of loss reserves are also impacted by actuarial estimates based on a detailed analysis of health care cost trends, mortality rates, claims history, demographics and industry trends. As a result, the amount of loss reserves and future expenses is significantly affected by these variables and may significantly change, depending on the cost of providing benefits and the results of further legislative action. See additional discussion related to insurance reserves under “Risk Factors”—“Our insurance reserves may be inadequate if unexpected losses occur.”

Distribution, selling and administrative expenses. Consolidated distribution, selling and administrative expenses were $61.7 million in the 2007 Period compared to $58.8 million in the 2006 Period, and comprised 8.2% and 8.3% of net sales for the 2007 and 2006 Periods, respectively.

•

Wholesale Distribution Segment: Distribution, selling and administrative expenses were $59.9 million in the 2007 Period compared to $57.1 million in the 2006 Period, and comprised 8.0% and 8.1% of net wholesale sales for the 2007 and 2006 Periods, respectively. As discussed in further detail below, decreases in employee benefits and transportation expenses reduced costs $0.8 million, or 0.1% of net wholesale sales. This decrease was offset by increased costs for workers’ compensation and other expenses of $3.6 million, but remained flat as a percent of net wholesale sales.

•

Pension and Other Postretirement Benefits and Health Care Expenses: During the 2007 Period, the Company experienced decreases in postretirement benefit costs of $0.7 million, primarily due to plan changes and the favorable impact of changes in actuarial assumptions, and increases in health care expenses of $0.5 million. This resulted in a $0.2 million net decrease in employee benefits expense and was flat as a percent of net wholesale sales. See additional discussion on benefit plan assets and liabilities under “Risk Factors”—“The value of our benefit plan assets and liabilities is based on estimates and assumptions, which may prove inaccurate.”

•	Transportation Expenses: Transportation expenses declined $0.6 million, or 0.1%, as a percent of net wholesale sales, primarily due to reducing our reliance on third party carriers.

The following expenses increased in the 2007 Period compared to the 2006 Period, offsetting the decreases in distribution, selling and administrative expenses that were discussed above:

•

Workers’ Compensation Expense: Through December 31, 2006, the Company’s Wholesale Distribution segment was self-insured up to $300,000 per incident with a stop loss coverage provided by our Insurance segment up to $1.0 million and third party coverage over that amount. Effective January 1, 2007, workers’ compensation coverage is provided entirely through the Insurance segment up to $1.0 million per incident and third party coverage over that amount. Loss accruals up to the stop loss coverage are made based on actuarially developed loss estimates. Our workers’ compensation expenses increased by $0.7 million in the 2007 Period, or 0.1% as a percent of net wholesale sales, primarily due to recording in the 2006 Period the positive impact of the California legislative reforms discussed above. In the 2007 Period, costs stabilized and did not result in an adjustment to reserves for prior policy years. Future expenses may significantly change depending on the cost of providing health care and the results of further legislative action.

•	Other Expense Changes: General expenses increased $2.9 million, but decreased 0.1% as a percent of net wholesale sales due to the $43.2 million increase in net wholesale sales.

•	Insurance Segment: Selling and administrative expenses for the Insurance segment declined $0.1 million to $1.4 million for the 2007 Period compared to $1.5 million for the 2006 Period.

•	All Other: Selling and administrative expenses for our All Other business activities for the 2007 Period increased $0.2 million to $0.4 million compared to $0.2 million for the 2006 Period.

Interest. Interest expense was $3.6 million in the 2007 Period compared to $3.5 million in the 2006 Period and comprised 0.5% of consolidated net sales for both the 2007 and 2006 Periods. Factors contributing to the increase in interest expense are as follows:

•	Interest expense on our primary debt instruments was $2.9 million and $2.8 million for the 2007 and 2006 Periods, respectively.

•

Weighted Average Borrowings: Interest expense increased $0.2 million from the 2006 Period due to an increase in our weighted average borrowings. Weighted average borrowings increased by $10.8 million due to principal payments on secondary notes (i.e. Capital Investment Notes), payment of patronage dividends, Class E Share dividends and increased capital expenditures, partially offset by improved cash flow from operations and our Equity Enhancement Program (see “Equity Enhancement Plan”).

•

Interest Rates: Interest expense declined $0.1 million from the 2006 Period due to a decrease in our effective borrowing rate. Our effective borrowing rate for the combined primary debt, made up of the revolving line of credit and senior secured notes, was 7.2% and 7.4% for the 2007 and 2006 Periods, respectively. We signed an agreement on December 5, 2006 to amend and restate the revolving credit facility and realized a reduction in our interest rate margin over the base borrowing rate on the revolving line of credit. In addition, we were able to lower the fees associated with the financing which had the impact of lowering our overall borrowing costs. Partially offsetting the foregoing factors and consistent with the overall market interest rate change, the base borrowing rate on the revolving line of credit increased over the 2006 Period, offsetting the reduction in interest rate margin.

Borrowings on our revolving credit agreement are subject to market rate fluctuations. A 25 basis point change in the market rate of interest over the 2007 Period would have resulted in a $0.04 million increase or decrease in corresponding interest expense.

•	Interest expense on our secondary debt instruments was $0.7 million in both the 2007 and 2006 Periods.

Estimated patronage dividends. Estimated patronage dividends for the 2007 Period were $3.5 million, compared to $4.3 million in the 2006 Period, a decrease of 17.7%. Patronage dividends for the 2007 and 2006 Periods consisted of the patronage earnings from the Company’s three patronage earnings divisions: the Southern California Dairy Division, the Pacific Northwest Dairy Division and the Cooperative Division. For the 2007 and 2006 Periods, respectively, the Company had patronage earnings of $2.7 million and $2.4 million in the Southern California Dairy Division, $0.2 million and $0.2 million in the Pacific Northwest Dairy Division and $0.6 million and $1.7 million in the Cooperative Division.

Income taxes. The Company’s effective income tax rate was 43.9% for the 2007 Period compared to 38.8% for the 2006 Period. The Company estimates that its effective tax rate will be 42% for the remainder of fiscal 2007. The higher rate for the 2007 Period is due to non-recurring tax benefits recorded in the 2006 Period that did not impact the 2007 Period.

TWENTY-SIX WEEK PERIOD ENDED MARCH 31, 2007 (“2007 PERIOD”) COMPARED TO THE TWENTY-SIX WEEK PERIOD ENDED APRIL 1, 2006 (“2006 PERIOD”)

Overview of the 2007 Period. Our consolidated operating income was $29.7 million in the 2007 Period compared to $30.9 million in the 2006 Period. Operating income for the Wholesale Distribution segment improved over the 2006 Period, but was offset by (1) stabilized operating income in the Insurance segment for the 2007 Period that excluded non-recurring favorable reserve adjustments in the 2006 Period and, (2) reductions in the All Other categories.

•

Wholesale Distribution Segment: The Wholesale Distribution segment realized an overall net increase in operating income of $1.0 million to $27.7 million in the 2007 Period compared to $26.7 million in the 2006 Period. The increase in operating income was primarily due to growth in revenue combined with reductions in postretirement benefits expense and transportation expenses.

•

Insurance Segment: Operating income declined $1.9 million in our Insurance segment to $2.6 million in the 2007 Period compared to $4.5 million in the 2006 Period. In 2003 and 2004, the California Legislature passed workers’ compensation reforms that have helped to reduce the cost of claims, particularly with respect to medical costs. In the 2006 Period, we experienced reduced claims costs on older policy years, resulting in favorable adjustments to claims reserves. In the 2007 Period, claims on older policy years stabilized, resulting in no additional reductions in loss reserves related to earlier periods.

•

All Other: All Other business activities primarily consist of our finance subsidiary and the consolidation of a variable interest entity as discussed in Note 2 of the Notes to Consolidated Condensed Financial Statements in Item 1. Operating income decreased $0.3 million to a loss of $0.6 million for the 2007 Period compared to a loss of $0.3 million in the 2006 Period. The loss of $0.6 million for the 2007 period was due primarily to lease expenses associated with our variable interest entity of $1.2 million partially offset by income of $0.6 million in our finance subsidiary.

The following tables summarize the performance of each business segment for the 2007 and 2006 Periods.

Wholesale Distribution Segment

(dollars in thousands)

	Twenty-Six Weeks Ended March 31, 2007		Twenty-Six Weeks Ended April 1, 2006
	Amounts in 000’s	Percent to Net Sales	Amounts in 000’s	Percent to Net Sales	Difference
Gross sales	$1,527,648	—	$1,452,813	—	$74,835
Inter-segment eliminations	—	—	—	—	—

Net sales	1,527,648	100.0	1,452,813	100.0	74,835
Cost of sales	1,382,364	90.5	1,311,493	90.3	70,871
Distribution, selling and administrative expenses	117,543	7.7	114,622	7.9	2,921

Operating income	$27,741	1.8	$26,698	1.8	$1,043

Insurance Segment (dollars in thousands)

	Twenty-Six Weeks Ended March 31, 2007		Twenty-Six Weeks Ended April 1, 2006
	Amounts in 000’s	Percent to Net Sales	Amounts in 000’s	Percent to Net Sales	Difference
Gross sales—premiums earned	$12,485	—	$11,485	—	$1,000
Inter-segment eliminations	(5,720)	—	(4,001)	—	(1,719)

Net sales—premiums earned	6,765	100.0	7,484	100.0	(719)
Cost of sales—underwriting expenses	1,122	16.6	(157)	(2.1)	1,279
Selling and administrative expenses	3,054	45.1	3,122	41.7	(68)

Operating income	$2,589	38.3	$4,519	60.4	$(1,930)

All Other

(dollars in thousands)

	Twenty-Six Weeks Ended March 31, 2007		Twenty-Six Weeks Ended April 1, 2006
	Amounts in 000’s	Percent to Net Sales	Amounts in 000’s	Percent to Net Sales	Difference
Gross sales	$1,159	—	$837	—	$322
Inter-segment eliminations	(573)	—	(292)	—	(281)

Net sales	586	100.0	545	100.0	41
Selling and administrative expenses	1,160	152.1	829	152.1	331

Operating (loss) income	$(574)	(52.1)	$(284)	(52.1)	$(290)

Net sales. Consolidated net sales increased $74.1 million to $1.535 billion in the 2007 Period compared to $1.461 billion in the 2006 Period.

•

Wholesale Distribution Segment: Net Wholesale Distribution sales increased $74.8 million to $1.528 billion in the 2007 Period compared to $1.453 billion for the 2006 Period. We continued to experience sales growth through new store openings by our customers and growth in sales of products that help our customers differentiate their stores from the competition.

Continuing Customer Sales Growth

•

Approximately $38.8 million of sales increases were due primarily to a $9.7 million growth in our perishables product offerings such as meat, produce, service deli and service bakery, and a $13.3 million growth in our Market Centre subsidiary, which have helped our customers differentiate themselves from their competition. This growth is driven by new store locations and growth in our distribution volume at existing locations.

•	Inflation in meat and produce costs has accounted for $16.1 million in sales increases in the 2007 Period compared to the 2006 Period.

Customer Changes

•	During the 2007 Period, we began supplying customers that were previously served by competitors, resulting in a $26.1 million increase in sales.

•	Sales to customers in the 2006 Period that discontinued business with us and began purchasing their products from competitors were $6.2 million.

•

Insurance Segment: Net sales, consisting principally of premium revenues, decreased $0.7 million to $6.8 million in the 2007 Period compared to $7.5 million for the 2006 Period due to decreased premium rates charged to California customers for workers’ compensation insurance, partially offset by increases related to policy volume. Our Insurance Segment primarily sells workers’ compensation coverage in California. The California legislature passed legislation in 2003 and 2004 to allow greater controls over medical costs related to workers’ compensation. These cost reductions have led to lower policy premiums in the 2007 Period compared to the 2006 Period.

•	All Other: Net sales were consistent at $0.5 million for the 2007 and 2006 Periods.

Cost of sales. Consolidated cost of sales was $1.383 billion for the 2007 Period compared to $1.311 billion for the 2006 Period and comprised 90.1% and 89.8% of consolidated net sales for the 2007 and 2006 Periods, respectively.

•	Wholesale Distribution Segment: Cost of sales increased by $70.9 million to $1.382 billion in the 2007 Period compared to $1.311 billion in the 2006 Period. As a percentage of net wholesale sales,

cost of sales was 90.5% and 90.3% for the 2007 and 2006 Periods, respectively. Several factors contributed to the 0.2% increase in cost of sales as a percentage of net wholesale sales.

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

•

A change in vendor promotional support contributed to a 0.1% increase in cost of sales as a percent of net wholesale sales. Our vendors and brokers are continually evaluating their go-to-market strategies to effectively promote their products. Changes in their strategies could have a favorable or unfavorable impact on our financial performance. See “Critical Accounting Policies and Estimates—Vendor Funds” discussed in Part II, Item 7 of the Company’s Annual Report on Form 10-K for the year ended September 30, 2006.

•

Insurance Segment: Cost of sales increased $1.2 million from a $0.1 million credit to $1.1 million in the 2007 Period compared to the 2006 Period. During 2003 and 2004, California legislative reforms were passed aimed at reducing the rising cost of workers’ compensation expenses, primarily in the cost of providing health care. As a result of these reforms, in the 2006 Period we experienced reductions in costs associated with (1) claims loss expense and loss reserve expenses (consisting of payments to health care providers and injured workers, along with estimates of claims not yet resolved), and (2) loss adjustments expenses (consisting of adjudication expenses and legal expenses associated with defending claims). These costs stabilized in the 2007 Period and required no further reductions in loss reserves related to earlier periods. Cost of sales also includes underwriting expenses (consisting of commissions, premium taxes and regulatory fees); however, these expenses remained stable in the 2007 Period relative to the 2006 Period. Additionally, the cost of insurance and the sufficiency of loss reserves are also impacted by actuarial estimates based on a detailed analysis of health care cost trends, mortality rates, claims history, demographics and industry trends. As a result, the amount of loss reserves and future expenses is significantly affected by these variables and may significantly change, depending on the cost of providing benefits and the results of further legislative action. See additional discussion related to insurance reserves under “Risk Factors”—“Our insurance reserves may be inadequate if unexpected losses occur.”

Distribution, selling and administrative expenses. Consolidated distribution, selling and administrative expenses were $121.8 million in the 2007 Period compared to $118.6 million in the 2006 Period, and comprised 7.9% and 8.1% of net sales for the 2007 and 2006 Periods, respectively.

•

Wholesale Distribution Segment: Distribution, selling and administrative expenses were $117.5 million in the 2007 Period compared to $114.6 million in the 2006 Period, and comprised 7.7% and 7.9% of net wholesale sales for the 2007 and 2006 Periods, respectively. As discussed in further detail below, decreases in employee benefits and transportation expenses reduced costs $2.0 million, or 0.1% of net wholesale sales. This decrease was offset by increased costs for workers’ compensation and other expenses of $4.9 million, but declined 0.1% as a percent of net wholesale sales due to the $74.8 million increase in net wholesale sales.

•

Pension and Other Postretirement Benefits and Health Care Expenses: During the 2007 Period, the Company experienced postretirement benefit cost decreases of $1.4 million, primarily due to plan changes and the favorable impact of changes in actuarial assumptions, and increases in health care expenses of $0.9 million. This resulted in a $0.5 million net decrease in employee benefits expense and was flat as a percent of net wholesale sales. See additional discussion on benefit plan assets and liabilities under “Risk Factors”—“The value of our benefit plan assets and liabilities is based on estimates and assumptions, which may prove inaccurate.”

•	Transportation Expenses: Transportation expenses declined $1.5 million, or 0.1%, as a percent of net wholesale sales, primarily due to reducing our reliance on third party carriers.

The following expenses increased in the 2007 Period compared to the 2006 Period, offsetting the decreases in distribution, selling and administrative expenses that were discussed above:

•

Workers’ Compensation Expense: Through December 31, 2006, the Company’s Wholesale Distribution segment was self-insured up to $300,000 per incident with a stop loss coverage provided by our Insurance segment up to $1.0 million and third party coverage over that amount. Effective January 1, 2007, workers’ compensation coverage is provided entirely through the Insurance segment up to $1.0 million per incident and third party coverage over that amount. Loss accruals up to the stop loss coverage are made based on actuarially developed loss estimates. Our workers’ compensation expenses increased by $0.3 million, but remained flat as a percent of net wholesale sales. Future expenses may significantly change depending on the cost of providing health care and the results of further legislative action.

•	Other Expense Changes: General expenses increased $4.6 million, but declined 0.1% as a percent of net wholesale sales due to the $74.8 million increase in net wholesale sales.

•	Insurance Segment: Selling and administrative expenses for the Insurance segment were comparable at $3.1 million for the 2007 and 2006 Periods.

•

All Other: Selling and administrative expenses for our All Other business activities for the 2007 Period increased $0.3 million to $1.1 million compared to $0.8 million for the 2006 Period as a result of incurring higher lease loss reserves on properties associated with our variable interest entity.

Interest. Interest expense was $7.5 million for both the 2007 and 2006 Periods and comprised 0.5% of consolidated net sales for both the 2007 and 2006 Periods. Factors contributing to the level interest expense are as follows:

•	Interest expense on our primary debt instruments was $6.0 million and $6.1 million for the 2007 and 2006 Periods, respectively.

•

Weighted Average Borrowings: Interest expense increased $0.1 million from the 2006 Period due to an increase in our weighted average borrowings. Weighted average borrowings increased by $1.7 million due to principal payments on secondary notes (i.e. Capital Investment Notes), payment of patronage dividends, Class E Share dividends and increased capital expenditures, partially offset by improved cash flow from operations and our Equity Enhancement Program (see “Equity Enhancement Plan”).

•

Interest Rates: Interest expense declined $0.2 million from the 2006 Period due to a decrease in our effective borrowing rate. Our effective borrowing rate for the combined primary debt, made up of the revolving line of credit and senior secured notes, was 7.4% and 7.6% for the 2007 and 2006 Periods, respectively. Two primary factors contributed to the decrease in interest rates. First, we amended and restated our Senior Note Agreement in fiscal 2006 (see “Outstanding Debt and Other Financing Arrangements” discussed in Part II, Item 7 of the Company’s Annual Report on Form 10-K for the year ended September 30, 2006 for additional information), thereby reducing our effective interest rate on this debt. Second, we signed an agreement on December 5, 2006 to amend and restate the revolving credit facility and realized a reduction in our interest rate margin over the base borrowing rate on the revolving line of credit. In addition, we were able to lower the fees associated with the financing which had the impact of lowering our overall borrowing costs. Partially offsetting the foregoing factors and consistent with the overall market interest rate change, the base borrowing rate on the revolving line of credit increased over the 2006 Period, offsetting the reduction in interest rate margin.

Borrowings on our revolving credit agreement are subject to market rate fluctuations. A 25 basis point change in the market rate of interest over the 2007 Period would have resulted in a $0.08 million increase or decrease in corresponding interest expense.

•	Interest expense on our secondary debt instruments was $1.5 million in the 2007 Period, an increase of $0.1 million compared to $1.4 million in the 2006 Period.

Estimated patronage dividends. Estimated patronage dividends for the 2007 Period were $10.1 million, compared to $9.4 million in the 2006 Period, an increase of 7.7%. Patronage dividends for the 2007 and 2006 Periods consisted of the patronage earnings from the Company’s three patronage earnings divisions: the Southern California Dairy Division, the Pacific Northwest Dairy Division and the Cooperative Division. For the 2007 and 2006 Periods, respectively, the Company had patronage earnings of $5.4 million and $5.1 million in the Southern California Dairy Division, $0.3 million and $0.3 million in the Pacific Northwest Dairy Division and $4.4 million and $4.0 million in the Cooperative Division.

Income taxes. The Company’s effective income tax rate was 42.3% for the 2007 Period compared to 30.4% for the 2006 Period. The Company estimates that its effective tax rate will be 42% for the remainder of fiscal 2007. The higher rate for the 2007 Period is due to non-recurring tax benefits recorded in the 2006 Period that did not impact the 2007 Period.

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

CASH FLOW

The Company continued to generate positive cash flow from operations during the twenty-six week 2007 Period. Cash from operations was used for investing and financing activities, including investing in the Company’s infrastructure, providing financing to Members, and redemption of Members’ capital shares. The Company also reinvested proceeds from maturing investments.

Net cash, consisting of cash and cash equivalents, increased by $5.3 million to $16.5 million for the twenty-six week 2007 Period ended March 31, 2007 compared to $11.2 million as of the fiscal year ended September 30, 2006.

The following table summarizes the impact of operating, investing and financing activities on the Company’s cash flows for the twenty-six week 2007 and 2006 Periods:

(dollars in thousands)
Summary of Net Increase (Decrease) in Total Cash Flows	2007	2006	Difference
Cash provided by operating activities	$24,364	$23,919	$445
Cash utilized by investing activities	(23,944)	(13,021)	(10,923)
Cash provided (utilized) by financing activities	4,901	(14,402)	19,303

Total increase (decrease) in cash flows	$5,321	$(3,504)	$8,825

Net cash from operating, investing and financing activities increased by $8.8 million to $5.3 million for the 2007 Period compared to a decrease of $(3.5) million for the 2006 Period. The increase in net cash for the 2007 Period consisted of cash provided from operating activities of $24.4 million and financing activities of $4.9 million offset by amounts used in investing activities of $24.0 million. The primary factors contributing to the changes in cash flow are discussed below. At March 31, 2007 and September 30, 2006, working capital was $93.1 million and $99.1 million, respectively. The current ratio was 1.3 at March 31, 2007 and September 30, 2006.

Operating Activities: Net cash provided by operating activities increased by $0.4 million to $24.4 million for the 2007 Period compared to $23.9 million for the 2006 Period. The increase in cash provided by operating activities compared to the 2006 Period was attributable primarily to decreases between the periods in cash utilized to pay accounts payable ($16.3 million) and prepaid expenses ($1.2 million). In addition, net cash of $0.2 million was provided from other operating activities. These increases of $17.7 million in cash provided were partially offset by reduced cash from the sale of trading securities for the Company’s insurance subsidiaries ($7.9 million), increased accounts receivable between the periods ($7.7 million), and reduced growth between the periods in long-term liabilities ($1.7 million).

Investing Activities: Net cash used in investing activities increased by $11.0 million to $24.0 million for the 2007 Period compared to $13.0 million utilized in the 2006 Period. The increase in cash used for investing activities during the 2007 Period as compared to the 2006 Period was due mainly to (1) increases in capital expenditures of $11.6 million for a building renovation and purchases of warehouse and computer equipment and (2) increases in other assets of $1.6 million. This $13.2 million increase in cash used was partially offset by decreases in net investments of $2.2 million by the Company’s insurance subsidiaries, consisting of the purchase and sale of securities to replace maturing investments in their portfolios. Spending on investing activities is expected to be funded by existing cash balances, cash generated from operations or additional borrowings.

Financing Activities: Net cash provided by financing activities was approximately $4.9 million for the 2007 Period compared to $14.4 million utilized for the 2006 Period. The net increase of $19.3 million in cash provided by financing activities for the 2007 Period as compared to the 2006 Period was due primarily to changes in the Company’s long-term and short-term notes payable and deferred financing fees, an increase of $23.1 million resulting from higher borrowings and the payment of financing fees associated with the Company’s amendment and restatement of its secured revolving credit facility (see “Credit Facilities” below). This increase in cash was partially offset by cash utilized as a result of changes in Member investment activities and share redemptions of $3.8 million. Future cash used by financing activities is expected to be funded by the Company’s continuing operating cash flow and the positive impact of the Equity Enhancement Plan to meet operating and capital spending requirements (see “Equity Enhancement Plan” below).

Equity Enhancement Plan

In fiscal 2002, the Company initiated an equity enhancement plan designed to build equity in the Company for future investment in the business and other infrastructure improvements. See “Equity Enhancement Plan” discussed in Part II, Item 7 of the Company’s Annual Report on Form 10-K for the year ended September 30, 2006 for additional information.

Credit Facilities

At September 30, 2006, the Company had a $225 million secured revolving credit facility (“Revolving Credit Agreement”) which was amended and restated on December 5, 2006. The Amended and Restated Credit Agreement (the “Amended Agreement”) permits advances and letters of credit up to $225 million, with an option to expand to $300 million in the future. The Amended Agreement matures on January 31, 2012 and continues to be secured by the inventory and accounts receivable of the Company and certain subsidiaries. Interest is based on either LIBOR plus an applicable margin (0.75% to 1.75%) or the lender’s base rate plus an applicable margin (0.00% to 0.25%). Undrawn portions of the commitments under the Amended Agreement bear commitment fees at rates between 0.15% and 0.35% per annum. The Amended Agreement contains customary covenants, default provisions and limitations on shareholder distributions (including the repurchase of shares) similar to those included in the original Revolving Credit Agreement. The Company had $69.5 million outstanding under the facility as of March 31, 2007, with access to a significant amount of capital under this facility (up to $225 million, with an option to expand to $300 million) still available to the Company.

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

CONTRACTUAL OBLIGATIONS AND COMMERCIAL COMMITMENTS

Other than as discussed in “Credit Facilities” above and “Outstanding Debt and Other Financing Arrangements” below, there have been no material changes in the Company’s contractual obligations and commercial commitments outside the ordinary course of the Company’s business during the twenty-six week period ending March 31, 2007. See “Contractual Obligations and Commercial Commitments” discussed in Part II, Item 7 of the Company’s Annual Report on Form 10-K for the year ended September 30, 2006 for additional information.

OUTSTANDING DEBT AND OTHER FINANCING ARRANGEMENTS

Other than as discussed above in “Credit Facilities” and in the paragraph below, there have been no material changes in the Company’s outstanding debt and other financing arrangements outside the ordinary course of the Company’s business during the twenty-six week period ending March 31, 2007. See “Outstanding Debt and Other Financing Arrangements” discussed in Part II, Item 7 of the Company’s Annual Report on Form 10-K for the year ended September 30, 2006 for additional information.

In March 2007, the Company’s finance subsidiary, Grocers Capital Company (“GCC”), completed a Change in Terms Agreement on its second amended and restated credit agreement and loan purchase and servicing agreement with a third party bank. There were no changes to the second amended and restated credit and loan purchase and servicing agreements other than the maturity dates, which were extended to March 31, 2010 and March 31, 2008, respectively. GCC had no borrowings outstanding under the credit agreement at March 31, 2007. The aggregate amount of secured borrowings under the loan purchase and servicing agreement was $3.6 million at March 31, 2007.

At March 31, 2007 and September 30, 2006, respectively, the Company had a total of $96.1 million and $96.5 million outstanding in senior secured notes to certain insurance companies and pension funds (referred to collectively as John Hancock Life Insurance Company, or “Hancock”) under a note purchase agreement dated September 29, 1999 (as amended, the “Senior Note Agreement”) as amended and restated effective January 6, 2006.

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

Members’ Required Deposits are contractually subordinated and subject to the prior payment in full of certain senior indebtedness of the Company. Unified’s obligation to repay Members’ Required Deposit accounts on termination of Member status (once the Member’s obligations to Unified have been satisfied) is reported as a long-term liability on Unified’s consolidated condensed balance sheets. Excess Deposits are not subordinated to Unified’s other obligations and are reported as short-term liabilities on Unified’s consolidated condensed balance sheets. At March 31, 2007 and September 30, 2006, Unified had $8.9 million and $10.2 million, respectively, in “Members’ required deposits” and $18.9 million and $13.9 million, respectively, in “Members’ excess deposits and estimated patronage dividends” (of which $13.1 million and $10.7 million, respectively, represented Excess Deposits).

On October 5, 2006, the Board declared a 6% cash dividend (approximately $0.9 million) on the outstanding Class E Shares of the Company as of September 28, 2006. The dividend was paid on January 5, 2007.

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

On February 13, 2007, the Board authorized the repurchase on February 15, 2007 of 4,200 shares of the Company’s Class A Shares that had been tendered and were pending redemption. The Company paid approximately $0.9 million to redeem the shares.

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

The Company’s net periodic benefit cost for its combined pension and other postretirement benefits was approximately $4.2 million for the twenty-six week period ended March 31, 2007 compared to $5.6 million for the twenty-six week period ended April 1, 2006.

The Company contributed $1.0 million to the Cash Balance Plan during the twenty-six weeks ended March 31, 2007 for the 2006 plan year. At this time, the Company expects to make quarterly estimated contributions to the Cash Balance Plan totaling $2.3 million during the remainder of fiscal 2007 for the 2007 plan year. At its discretion, the Company may contribute in excess of this amount. Additional contributions for the 2006 plan year, if any, will be due by September 14, 2007, while contributions for the 2007 plan year will be due by September 15, 2008. The Company contributed $0.6 million to the ESPP II during the twenty-six weeks ended March 31, 2007 to fund projected benefit payments to participants for the 2007 plan year.

At March 31, 2007, the fair value of the Cash Balance Plan assets increased to $95.5 million from $84.9 million at September 30, 2006.

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

We will continue to be subject to risk of loss of member volume. The Company’s operating results are highly dependent upon either maintaining or growing its distribution volume to its customers. The Company’s top ten Member and non-member customers constituted approximately 43% of total sales for the twenty-six week period ended March 31, 2007. A significant loss in membership or volume could adversely affect the Company’s operating results. We will continue to be subject to the risks associated with consolidation within the grocery industry. When independent retailers are acquired by large chains with self-distribution capacity, are driven from business by larger grocery chains, or become large enough to develop their own self-distribution system, we will lose distribution volume. Members may also select other wholesale providers. Reduced volume is normally injurious to profitable operations since fixed costs must be spread over a lower sales volume if the volume cannot be replaced.

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

Our insurance reserves may be inadequate if unexpected losses occur. The Company’s insurance subsidiaries are regulated by the State of California and are subject to the rules and regulations promulgated by the appropriate regulatory agencies. In addition, the Company is self-insured for workers’ compensation up to $1,000,000 per incident and maintains appropriate reserves to cover anticipated payments. Insurance reserves are recorded based on estimates made by management and validated by third party actuaries to ensure such estimates are within acceptable ranges. Actuarial estimates are based on detailed analyses of health care cost trends, mortality rates, claims history, demographics, industry trends and federal and state law. As a result, the amount of reserve and related expense is significantly affected by the outcome of these studies. Significant and adverse changes in the experience of claims settlement and other underlying assumptions could negatively impact operating results.

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

The Company’s Revolving Credit Agreement permits advances up to a maximum of $225 million. As of March 31, 2007, the Company believes it has sufficient cash flow from operations and availability under the Revolving Credit Agreement to meet operating needs and capital spending requirements through fiscal 2011. However, if access to operating cash or to the Revolving Credit Agreement becomes restricted, the Company may be compelled to seek alternate sources of cash. The Company cannot assure that alternate sources will provide cash on terms favorable to the Company. Consequently, the inability to access alternate sources of cash on terms similar to its existing agreement could adversely affect the Company’s operations.

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

Strike or work stoppage by our union employees could disrupt our business. The inability to negotiate acceptable contracts with the unions could result in a strike or work stoppage and increased operating costs resulting from higher wages or benefits paid to union members or replacement workers. Such outcome could have a material negative impact on the Company’s operations and financial results. Approximately 66% of Unified’s employees are covered by collective bargaining agreements that have various expiration dates ranging through 2010.

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

Unified is subject to interest rate changes on its notes payable under the Company’s credit agreements that may affect the fair value of the notes payable, as well as cash flow and earnings. Based on the notes payable outstanding at March 31, 2007 and the current market condition, a one percent increase in the applicable interest rates would decrease the Company’s annual cash flow and pretax earnings by approximately $0.7 million. Conversely, a one percent decrease in the applicable interest rates would increase annual cash flow and pretax earnings by $0.7 million.

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

Disclosure controls and procedures. Disclosure controls are controls and procedures designed to reasonably assure that information required to be disclosed in our reports filed under the Securities Exchange Act of 1934, as amended, such as this Quarterly Report, is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms. Disclosure controls are also designed to reasonably assure that such information is accumulated and communicated to our management, including the CEO and CFO, as appropriate to allow timely decisions regarding required disclosure. Disclosure controls and procedures, no matter how well designed and implemented, can provide only reasonable assurance of achieving an entity’s disclosure objectives. The likelihood of achieving such objectives is affected by limitations inherent in disclosure controls and procedures. These include the fact that human judgment in decision-making can be faulty and that breakdowns in internal control can occur because of human failures such as simple errors, mistakes or intentional circumvention of the established processes.

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

Changes in internal controls over financial reporting. Management, with the participation of the Chief Executive Officer and Chief Financial Officer of the Company, has evaluated any changes in the Company’s internal control over financial reporting that occurred during the most recent fiscal quarter. Based on that evaluation, management, the Chief Executive Officer and the Chief Financial Officer of the Company have concluded that no change in our internal control over financial reporting (as defined in Rule 13a-15(f) under the Securities Exchange Act of 1934) occurred during the quarter ended March 31, 2007 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

COMPANY PURCHASES OF EQUITY SECURITIES

Period	Total Number of Shares Purchased	Average Price Paid Per Share
December 31, 2006—January 27, 2007	— Shares	—
January 28, 2007—February 24, 2007	4,200 Class A Shares	$222.82
February 25, 2007—March 31, 2007	— Shares	—
Total	4,200 Class A Shares	$222.82

Refer to “Redemption of Capital Stock” in Part I, Item 2 of this quarterly report on Form 10-Q for discussion of the Company’s share redemptions.

ITEM 3.	DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4.	SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

(a)	Date of Meeting: February 13, 2007 (Annual Meeting)

(b)	The matters voted upon at the meeting and the results of each vote are as follows:

Election of Directors

Class A Directors	Votes For	Withheld Authority
Louis A. Amen	96,000	6,000
John Berberian	96,900	5,100
Oscar Gonzalez	96,000	6,000
Mark Kidd	97,200	4,800
John D. Lang	96,600	5,400
Jay T. McCormack	96,600	5,400
John Najjar	96,600	5,400
Peter J. O’Neal	96,300	5,700
Michael A. Provenzano, Jr.	96,600	5,400
Thomas S. Sayles	96,900	5,100
Kenneth Ray Tucker	96,900	5,100
Richard L. Wright	96,600	5,400

Class B Directors	Votes For	Withheld Authority
Darioush Khaledi	356,286	16,002
Douglas A. Nidiffer	358,350	13,938
Robert E. Stiles	356,663	15,625

ITEM 5.	OTHER INFORMATION

None.

ITEM 6.	EXHIBITS

(a)	Exhibits

3.1	Amended and Restated Articles of Incorporation of the Registrant, as amended (incorporated by reference to Exhibit 3.1 to the Registrant’s Quarterly Report on Form 10-Q for the fiscal quarter ended March 29, 2003).

3.2	Bylaws of the Registrant, as amended (incorporated by reference to Exhibit 3.2 to the Registrant’s Annual Report on Form 10-K for the fiscal year ended September 30, 2006, filed on December 18, 2006).

10.67.1	Change in Terms Agreement dated as of March 26, 2007 to Second Amended and Restated Loan Purchase and Service Agreement dated as of June 9, 2004, between Grocers Capital Company and National Consumer Cooperative Bank, as buyer.

10.68.1	Change in Terms Agreement dated as of March 27, 2007 to Second Amended and Restated Credit Agreement dated as of June 9, 2004, among Grocers Capital Company, the lenders listed therein and National Consumer Cooperative Bank, as agent.

31.1	Chief Executive Officer Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Chief Financial Officer Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Chief Executive Officer Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Chief Financial Officer Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

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

Dated: May 11, 2007