Form 10-Q
period 2007-06-30
UNIFIED WESTERN GROCERS INC
filed 2007-08-14
CIK 320431

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2007

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes[X]    No  [    ]

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer [ ]	Accelerated filer [ ]	Non-accelerated filer [X]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes [    ]    No [X]

The number of shares outstanding of each of the registrant’s classes of common stock, as of July 28, 2007, were as follows:

Class A: 146,400 shares; Class B: 471,036 shares; Class E: 186,350 shares

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS (UNAUDITED)

Unified Western Grocers, Inc. and Subsidiaries

Consolidated Condensed Balance Sheets – Unaudited

(dollars in thousands)

	June 30, 2007	September 30, 2006
Assets

Current assets:
Cash and cash equivalents	$21,195	$11,150
Accounts and notes receivable, net of allowances of $1,893 and $2,383 at June 30, 2007 and September 30, 2006, respectively	148,732	146,321
Inventories	185,709	206,843
Prepaid expenses	10,199	8,817
Deferred income taxes	10,563	10,563

Total current assets	376,398	383,694
Properties, net	192,752	176,333
Investments	74,392	74,972
Notes receivable, net of allowances of $96 and $500 at June 30, 2007 and September 30, 2006, respectively	11,395	10,621
Goodwill	27,982	27,982
Other assets, net	52,027	43,513

Total Assets	$734,946	$717,115

Liabilities and Shareholders’ Equity

Current liabilities:
Accounts payable	$153,215	$153,577
Accrued liabilities	100,499	108,718
Current portion of notes payable	6,428	8,405
Subordinated patronage dividend certificates	3,141	—
Members’ excess deposits and estimated patronage dividends	22,049	13,904

Total current liabilities	285,332	284,604
Notes payable, less current portion	170,091	153,184
Long-term liabilities, other	104,764	103,682
Members’ deposits and certificates:
Members’ required deposits	8,529	10,211
Subordinated patronage dividend certificates	—	3,141
Commitments and contingencies

Shareholders’ equity:
Class A Shares: 500,000 shares authorized, 145,800 and 154,150 shares outstanding at June 30, 2007 and September 30, 2006, respectively	24,024	25,333
Class B Shares: 2,000,000 shares authorized, 471,336 and 495,041 shares outstanding at June 30, 2007 and September 30, 2006, respectively	77,541	81,306
Class E Shares: 2,000,000 shares authorized, 186,350 shares outstanding at June 30, 2007 and September 30, 2006	18,635	18,635
Retained earnings after elimination of accumulated deficit of $26,976 effective September 28, 2002	47,472	38,017
Receivable from sale of Class A Shares to members	(761)	(989)
Accumulated other comprehensive earnings (loss)	(681)	(9)

Total shareholders’ equity	166,230	162,293

Total Liabilities and Shareholders’ Equity	$734,946	$717,115

The accompanying notes are an integral part of these statements.

Unified Western Grocers, Inc. and Subsidiaries

Consolidated Condensed Statements of Earnings

and Comprehensive Earnings – Unaudited

(dollars in thousands)

	Thirteen Weeks Ended		Thirty-Nine Weeks Ended
	June 30, 2007	July 1, 2006	June 30, 2007	July 1, 2006

Net sales	$790,596	$726,446	$2,325,595	$2,187,288
Cost of sales	713,884	651,480	2,097,370	1,962,816
Distribution, selling and administrative expenses	62,611	55,735	184,368	174,308

Operating income	14,101	19,231	43,857	50,164
Interest expense	(3,720)	(3,413)	(11,208)	(10,911)

Earnings before estimated patronage dividends and income taxes	10,381	15,818	32,649	39,253
Estimated patronage dividends	(4,034)	(7,860)	(14,121)	(17,223)

Earnings before income taxes	6,347	7,958	18,528	22,030
Income taxes	(2,032)	(2,821)	(7,181)	(7,097)

Net earnings	4,315	5,137	11,347	14,933
Other comprehensive earnings, net of income taxes:
Unrealized holding gain (loss) on investments	(769)	(430)	(672)	(794)

Comprehensive earnings	$3,546	$4,707	$10,675	$14,139

The accompanying notes are an integral part of these statements.

Unified Western Grocers, Inc. and Subsidiaries

Consolidated Condensed Statements of Cash Flows – Unaudited

(dollars in thousands)

	Thirty-Nine Weeks Ended
	June 30, 2007	July 1, 2006
Cash flows from operating activities:
Net earnings	$11,347	$14,933
Adjustments to reconcile net earnings to net cash provided by operating activities:
Depreciation and amortization	14,570	14,979
Provision for doubtful accounts	(219)	(427)
Gain on sale of properties	(228)	(97)
Purchases of trading securities	(5,371)	(4,241)
Proceeds from maturities or sales of trading securities	3,063	3,743
(Increase) decrease in assets:
Accounts receivable	(2,712)	(1,221)
Inventories	21,134	16,407
Prepaid expenses	(1,382)	(1,190)
Pension plan assets	(2,178)	(1,041)
Increase (decrease) in liabilities:
Accounts payable	(362)	(9,418)
Accrued liabilities	(8,219)	(12,093)
Long-term liabilities, other	3,260	6,623

Net cash provided by operating activities	32,703	26,957

Cash flows from investing activities:
Purchases of properties	(27,900)	(8,394)
Purchases of securities and other investments	(7,014)	(24,001)
Proceeds from maturities or sales of securities and other investments	8,868	30,843
Increase in notes receivable	(254)	(127)
Proceeds from sales of properties	228	718
Increase in other assets	(10,438)	(4,446)

Net cash utilized by investing activities	(36,510)	(5,407)

Cash flows from financing activities:
Additions to long-term notes payable	22,636	—
Reduction of long-term notes payable	—	(18,725)
Reduction of short-term notes payable	(7,945)	(9,002)
Payment of deferred financing fees	(564)	(75)
Members’ excess deposits and estimated patronage dividends	8,145	8,830
Class E Share cash dividend	(928)	—
(Decrease) increase in members’ required deposits	(1,682)	571
Decrease in receivable from sale of Class A Shares to members	228	295
Repurchase of shares from members	(6,572)	(5,571)
Issuance of shares to members	534	677

Net cash provided (utilized) by financing activities	13,852	(23,000)

Net increase (decrease) in cash and cash equivalents	10,045	(1,450)
Cash and cash equivalents at beginning of period	11,150	17,437

Cash and cash equivalents at end of period	$21,195	$15,987

Supplemental disclosure of cash flow information:
Cash paid during the period for:
Interest	$10,862	$9,535
Income taxes	$7,808	$11,947

Supplemental disclosure of non-cash items:
Conversion of Class B Shares to Class A Shares	$51	$—

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

The Company’s banking arrangements allow the Company to fund outstanding checks when presented to the financial institution for payment. This cash management practice frequently results in total issued checks exceeding the available cash balance at a single financial institution. The Company’s policy is to record its cash disbursement accounts with a cash book overdraft in accounts payable. At June 30, 2007 and September 30, 2006, the Company had book overdrafts of $37.1 million and $33.1 million, respectively, classified in accounts payable.

2.    VARIABLE INTEREST ENTITY

In fiscal 2004, the Company signed a purchase and sale agreement with an unrelated business property developer to transfer and assign the leasehold and sub-leasehold interests and certain assets relating to eleven closed store locations.

At June 30, 2007, the Company remains contingently liable for the lease payments on four of these store locations until such time as the leases expire or the Company is released from all liabilities and obligations under the respective leases. The net present value of the Company’s currently estimated obligation for the remaining leasehold and sub-leasehold interests for the four stores totals approximately $2.2 million at June 30, 2007, with the last lease expiring in 2019. The Company’s maximum loss exposure related to these leases is $15.1 million.

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

At June 30, 2007 and September 30, 2006, the Company consolidated the variable interest entity’s accounts, including total assets of $0.5 and $0.5 million, respectively, comprised primarily of $0.3 million and $0.2 million in properties, respectively, and $0.2 million and $0.3 million in other assets, respectively. The Company also consolidated the variable interest entity’s lease reserves of approximately $2.2 million and $4.7 million, respectively.

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

Management identifies segments based on the information monitored by the Company’s chief operating decision-makers to manage the business and, accordingly, has identified the following two reportable segments:

•

The Wholesale Distribution segment includes the results of operations from the sale of food and general merchandise products to both Members and non-members. As of and for the thirty-nine weeks ended June 30, 2007, the Wholesale Distribution segment represents approximately 99% of the Company’s total sales and 86% of total assets.

•

The Insurance segment includes the results of operations for the Company’s three insurance subsidiaries (Grocers and Merchants Insurance Service, Inc., Springfield Insurance Company and Springfield Insurance Company, Ltd.). These subsidiaries provide insurance and insurance-related products, including workers’ compensation and liability insurance policies, to both the Company and its Members primarily located in California. As of and for the thirty-nine weeks ended June 30, 2007, the Company’s Insurance segment collectively accounts for approximately 1% of the Company’s total sales and 12% of total assets.

The “All Other” category includes the results of operations for the Company’s other support businesses, including its finance subsidiary, whose services are provided to a common customer base, none of which individually meets the quantitative thresholds of a reportable segment. As of and for the thirty-nine weeks ended June 30, 2007, the “All Other” category collectively accounts for less than 1% of the Company’s total sales and 2% of total assets.

Unified Western Grocers, Inc. and Subsidiaries

Notes to Consolidated Condensed Financial Statements (Unaudited)—(Continued)

Information about the Company’s operating segments is summarized below.

(dollars in thousands)

	Thirteen Weeks Ended		Thirty-Nine Weeks Ended
	June 30, 2007	July 1, 2006	June 30, 2007	July 1, 2006
Net sales
Wholesale distribution	$786,436	$722,649	$2,314,084	$2,175,462
Insurance	7,229	5,146	19,714	16,631
All other	997	856	2,156	1,693
Inter-segment eliminations	(4,066)	(2,205)	(10,359)	(6,498)

Total net sales	$790,596	$726,446	$2,325,595	$2,187,288

Operating income
Wholesale distribution	$12,512	$16,815	$40,253	$43,513
Insurance	1,186	3,313	3,775	7,832
All other	403	(897)	(171)	(1,181)

Total operating income	14,101	19,231	43,857	50,164

Interest expense	(3,720)	(3,413)	(11,208)	(10,911)
Estimated patronage dividends	(4,034)	(7,860)	(14,121)	(17,223)
Income taxes	(2,032)	(2,821)	(7,181)	(7,097)

Net earnings	$4,315	$5,137	$11,347	$14,933

Depreciation and amortization
Wholesale distribution	$4,795	$4,667	$14,421	$14,812
Insurance	32	50	121	159
All other	12	6	28	8

Total depreciation and amortization	$4,839	$4,723	$14,570	$14,979

Capital expenditures
Wholesale distribution	$9,730	$1,759	$27,274	$8,330
Insurance	—	36	—	56
All other	—	—	626	8

Total capital expenditures	$9,730	$1,795	$27,900	$8,394

Identifiable assets
Wholesale distribution	$632,051	$579,759	$632,051	$579,759
Insurance	85,389	85,554	85,389	85,554
All other	17,506	18,264	17,506	18,264

Total identifiable assets	$734,946	$683,577	$734,946	$683,577

4.    SHAREHOLDERS’ EQUITY

During the thirty-nine week period ended June 30, 2007, the Company issued 2,400 Class A Shares with an issue value of $0.5 million and redeemed 11,050 Class A Shares with a redemption value of $2.4 million. The Company also redeemed 23,405 Class B Shares with a redemption value of $4.2 million. In addition, 300 Class A Shares were converted from Class B Shares at a value of $0.1 million.

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

6.    NOTES PAYABLE

In March 2007, the Company’s finance subsidiary, Grocers Capital Company (“GCC”), completed a Change in Terms Agreement on its second amended and restated credit agreement and loan purchase and servicing agreement with a third party bank. There were no changes to the second amended and restated credit and loan purchase and servicing agreements other than the maturity dates, which were extended to March 31, 2010 and March 31, 2008, respectively. Amounts advanced under the credit agreement bear interest at prime (8.25% and 8.25%) or Eurodollar (5.36% and 5.36%) plus 2.00% at June 30, 2007 and September 30, 2006, respectively. GCC had no borrowings outstanding under the credit agreement at June 30, 2007 or September 30, 2006. The aggregate amount of secured borrowings under the loan purchase and servicing agreement was $3.2 million and $5.1 million at June 30, 2007 and September 30, 2006, respectively.

At September 30, 2006, the Company had a $225 million secured revolving credit facility (“Revolving Credit Agreement”) which was amended and restated on December 5, 2006. The Amended and Restated Credit Agreement (the “Amended Agreement”) permits advances and letters of credit up to $225 million, with an option to expand to $300 million in the future. The Amended Agreement matures on January 31, 2012 and continues to be secured by the inventory and accounts receivable of the Company and certain subsidiaries. Interest is based on either LIBOR plus an applicable margin (0.75% to 1.75%) or the lender’s base rate plus an applicable margin (0.00% to 0.25%). Undrawn portions of the commitments under the Amended Agreement bear commitment fees at rates between 0.15% and 0.35% per annum. The Amended Agreement contains customary covenants, default provisions and limitations on shareholder distributions (including the repurchase of shares) similar to those included in the original Revolving Credit Agreement. The Company had $77.2 million and $53.6 million outstanding under the Amended Agreement and the Revolving Credit Agreement at June 30, 2007 and September 30, 2006, respectively.

7.    PENSION AND OTHER POSTRETIREMENT BENEFITS

The Company sponsors a cash balance plan (“Cash Balance Plan”). The Cash Balance Plan is a noncontributory defined benefit pension plan covering substantially all employees of the Company who are not subject to a collective bargaining agreement. Benefits under the Cash Balance Plan are provided through a trust and also through annuity contracts.

The Company also sponsors an Executive Salary Protection Plan II (“ESPP II”) that provides supplemental post-termination retirement income based on each participant’s final salary and years of service as an officer of the Company. Funds are held in a rabbi trust for the ESPP II consisting primarily of life insurance policies reported at cash surrender value. The cash surrender value of such life insurance policies aggregated $18.5 million and $15.2 million at June 30, 2007 and September 30, 2006, respectively, and are included in other assets in the Company’s consolidated condensed balance sheets. The related accrued benefit cost (representing the Company’s benefit obligation to participants) of $14.7 million and $13.4 million at June 30, 2007 and September 30, 2006, respectively, is recorded in other long-term liabilities in the Company’s consolidated condensed balance sheets. Trust assets are excluded from ESPP II plan assets as they do not qualify as plan assets under Statement of Financial Accounting Standards (“SFAS”) No. 87, “Employers’ Accounting for Pensions” (“SFAS 87”). The assets held in the rabbi trust are not available for general corporate purposes. The rabbi trust is subject to creditor claims in the event of insolvency.

The Company sponsors postretirement benefit plans that cover both non-union and union employees. The plans are not funded.

Unified Western Grocers, Inc. and Subsidiaries

Notes to Consolidated Condensed Financial Statements (Unaudited)—(Continued)

The Company’s funding policy is to make contributions to the Cash Balance Plan in amounts that are at least sufficient to meet the minimum funding requirements of applicable laws and regulations, but no more than amounts deductible for federal income tax purposes. The Company contributed $1.0 million and $1.2 million to the Cash Balance Plan during the thirty-nine weeks ended June 30, 2007 for the 2006 and 2007 plan years, respectively. At this time, the Company expects to make quarterly estimated contributions to the Cash Balance Plan totaling $1.1 million during the remainder of fiscal 2007 for the 2007 plan year. At its discretion, the Company may contribute in excess of these amounts. Additional contributions for the 2006 plan year, if any, will be due by September 14, 2007, while contributions for the 2007 plan year will be due by September 15, 2008. The Company contributed $0.6 million to the ESPP II during the thirty-nine weeks ended June 30, 2007 to fund projected benefit payments to participants for the 2007 plan year.

At June 30, 2007, the fair value of the Cash Balance Plan assets increased to $99.6 million from $84.9 million at September 30, 2006.

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

In February 2007, the FASB issued Statement of Financial Accounting Standards No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities – Including an Amendment of FASB Statement No. 115” (“SFAS No. 159”). SFAS No. 159 provides companies with an option to measure, at specified election dates, many financial instruments and certain other items at fair value that are not currently required to be measured at fair value. SFAS No. 159 is expected to expand the use of fair value measurement consistent with the Board’s long-term objectives for financial instruments. A company that adopts SFAS No. 159 will report unrealized gains and losses on items for which the fair value option has been elected in earnings at each subsequent reporting date. SFAS No. 159 also establishes presentation and disclosure requirements designed to facilitate comparisons between entities that choose different measurement attributes for similar types of assets and liabilities. SFAS No. 159 is effective for fiscal years beginning after November 15, 2007. Accordingly, SFAS No. 159 will be adopted commencing in the first quarter for the Company’s fiscal year 2009. The Company is currently assessing the impact this standard may have on its consolidated financial statements.

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

10.    SUBSEQUENT EVENTS

On August 2, 2007, the Company entered into an Asset Purchase Agreement (the “Agreement”) with Associated Grocers, Incorporated and its subsidiaries (“AG”) of Seattle, Washington. AG is a wholesaler providing food, nonfood, general merchandise and retail services to stores from its office and distribution facilities in Seattle and Renton, Washington. Pursuant to the Agreement, the Company will acquire certain assets, including inventory, prepaid and deferred expenses (other than deferred tax assets), notes receivable, and certain fixed assets, and assume certain liabilities related to the operation of AG, for a base purchase price of $38.4 million. The base purchase price can increase by up to $10 million if AG delivers Unified supply contracts in excess of the amounts required to close. In addition, the base purchase price is subject to closing and post-closing adjustments based upon the actual purchased working capital at the closing, reserve adjustments and long-term asset adjustments. The closing date of the Agreement is dependent upon approval by AG’s shareholders and other closing requirements. The Agreement includes customary representations, warranties, covenants and indemnification provisions by the respective parties. The Company and AG may terminate the Agreement prior to closing only by written notice under certain circumstances as defined in the Agreement.

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

Industry Overview And The Company’s Operating Environment

Competition

Unified competes in the wholesale grocery industry with regional and national food wholesalers such as Associated Grocers of Seattle, C&S Wholesale, and Supervalu Inc., as well as other local wholesalers that provide a broad range of products and services to their customers. Unified also competes with many local and regional meat, produce, grocery product, specialty, and general food wholesalers. Unified’s customers compete directly with vertically integrated regional and national chains. The growth or loss in market share of our customers will also impact the Company’s sales and earnings. For more information about the competition Unified faces, please refer to “Risk Factors.”

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

Sales Activities and Recent Developments

We experienced an overall sales increase of $138.3 million, or 6.3%, for the thirty-nine weeks ended June 30, 2007 (the “2007 Period”) as compared to the thirty-nine week period ended July 1, 2006 (the “2006 Period”). Net Wholesale Distribution sales increased $138.6 million in the 2007 Period compared to the 2006 Period. Several factors contributed to the change in net Wholesale Distribution sales during the 2007 Period. This increase was due primarily to a $77.0 million, or 3.5%, sales increase in our continuing customer business driven primarily by new store openings, growth in the Company’s perishables divisions, and growth in Market Centre, our specialty grocery subsidiary. Additionally, inflation in meat and produce costs has increased in the 2007 Period and accounted for $37.2 million in sales increases. Subsequent to the 2006 Period, we began supplying customers that were previously serviced by competitors, resulting in a $35.3 million increase in sales for the 2007 Period. Sales related to customers who discontinued their business with us and began purchasing from competitors resulted in a $10.9 million decline in sales in the 2007 Period versus the 2006 Period.

Sales in our Insurance segment declined $0.3 million in the 2007 Period versus the 2006 Period due to a reduction in premium rates associated with our California workers’ compensation insurance products, partially offset by an increase in policy volume. Sales in our All Other business activities were consistent at $1.2 million for the 2007 and 2006 Periods.

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

	Thirteen Weeks Ended		% Change Thirteen Weeks	Thirty-Nine Weeks Ended		% Change Thirty-Nine Weeks
Fiscal Period Ended	June 30, 2007	July 1, 2006		June 30, 2007	July 1, 2006
Net sales	100.0%	100.0%	8.8%	100.0%	100.0%	6.3%
Cost of sales	90.3	89.7	9.6	90.2	89.7	6.9
Distribution, selling and administrative expenses	7.9	7.7	12.3	7.9	8.0	5.8

Operating income	1.8	2.6	(26.7)	1.9	2.3	(12.6)
Interest expense	(0.5)	(0.4)	9.0	(0.5)	(0.5)	2.7
Estimated patronage dividends	(0.5)	(1.1)	(48.7)	(0.6)	(0.8)	(18.0)
Income taxes	(0.3)	(0.4)	(28.0)	(0.3)	(0.3)	1.2

Net earnings	0.5%	0.7%	(16.0)%	0.5%	0.7%	(24.0)%

THIRTEEN WEEK PERIOD ENDED JUNE 30, 2007 (“2007 PERIOD”) COMPARED TO THE THIRTEEN WEEK PERIOD ENDED JULY 1, 2006 (“2006 PERIOD”)

Overview of the 2007 Period.    Our consolidated operating income decreased $5.1 million to $14.1 million in the 2007 Period compared to $19.2 million in the 2006 Period. Operating income for the Wholesale Distribution and Insurance segments decreased compared to the 2006 Period, while operating income for All Other business activities increased compared to the 2006 Period.

•

Wholesale Distribution Segment:    The Wholesale Distribution segment realized an overall net decrease in operating income of $4.3 million to $12.5 million in the 2007 Period compared to $16.8 million in the 2006 Period. The decrease in operating income was due primarily to a reduction in margin and a legal settlement in the 2006 Period, partially offset by improvements in our operations. We also experienced reduced workers’ compensation expense in the 2006 Period due to legislative changes.

•

Insurance Segment:    Operating income in our Insurance segment declined $2.1 million to $1.2 million in the 2007 Period compared to $3.3 million in the 2006 Period. In 2003 and 2004, the California Legislature passed workers’ compensation reforms that have helped to reduce the cost of claims, particularly with respect to medical costs. In the 2006 Period, we experienced reduced claims costs on older policy years, resulting in favorable adjustments to claims reserves. In the 2007 Period, claims on older policy years stabilized, resulting in no additional reductions in loss reserves related to earlier periods. Operating income benefited from higher investment income and increased policy volume.

•

All Other:    All Other business activities primarily consist of our finance subsidiary and the consolidation of a variable interest entity as discussed in Note 2 of the Notes to the Consolidated Condensed Financial Statements in Item 1. Operating income increased $1.3 million to $0.4 million for the 2007 Period compared to a loss of $0.9 million in the 2006 Period, and consisted of $0.7 million in operating income from our finance subsidiary offset by $0.3 million in operating expense associated with our variable interest entity.

The following tables summarize the performance of each business segment for the 2007 and 2006 Periods.

Wholesale Distribution Segment

(dollars in thousands)

	Thirteen Weeks Ended June 30, 2007		Thirteen Weeks Ended July 1, 2006
	Amounts in 000’s	Percent to Net Sales	Amounts in 000’s	Percent to Net Sales	Difference
Gross sales	$786,436	—	$722,649	—	$63,787
Inter-segment eliminations	—	—	—	—	—

Net sales	786,436	100.0	722,649	100.0	63,787
Cost of sales	713,093	90.7	653,768	90.5	59,325
Distribution, selling and administrative expenses	60,831	7.7	52,066	7.2	8,765

Operating income	$12,512	1.6	$16,815	2.3	$(4,303)

Insurance Segment

(dollars in thousands)

	Thirteen Weeks Ended June 30, 2007		Thirteen Weeks Ended July 1, 2006
	Amounts in 000’s	Percent to Net Sales	Amounts in 000’s	Percent to Net Sales	Difference
Gross sales—premiums earned	$7,229	—	$5,146	—	$2,083
Inter-segment eliminations	(3,742)	—	(2,023)	—	(1,719)

Net sales—premiums earned	3,487	100.0	3,123	100.0	364
Cost of sales—underwriting expenses	791	22.7	(2,288)	(73.3)	3,079
Selling and administrative expenses	1,510	43.3	2,098	67.2	(588)

Operating income	$1,186	34.0	$3,313	106.1	$(2,127)

All Other

(dollars in thousands)

	Thirteen Weeks Ended June 30, 2007		Thirteen Weeks Ended July 1, 2006
	Amounts in 000’s	Percent to Net Sales	Amounts in 000’s	Percent to Net Sales	Difference
Gross sales	$997	—	$856	—	$141
Inter-segment eliminations	(324)	—	(182)	—	(142)

Net sales	673	100.0	674	100.0	(1)
Selling and administrative expenses	270	40.1	1,571	233.1	(1,301)

Operating income (loss)	$403	59.9	$(897)	(133.1)	$1,300

Net sales.    Consolidated net sales increased $64.2 million, or 8.8%, to $790.6 million in the 2007 Period compared to $726.4 million for the 2006 Period.

•	Wholesale Distribution Segment: Net Wholesale Distribution sales increased $63.8 million, or 8.8%, to $786.4 million in the 2007 Period compared to $722.6 million for the 2006 Period.

Continuing Customer Sales Growth

•

Approximately $33.0 million of sales increases were due to new store locations and growth in our distribution volume at existing locations, including $12.7 million of growth in our Market Centre subsidiary.

•	Inflation in meat and produce costs has accounted for $23.1 million in sales increases in the 2007 Period compared to the 2006 Period.

Customer Changes

•	During the 2007 Period, we began supplying customers that were previously served by competitors, resulting in a $12.0 million increase in sales.

•	Sales to customers in the 2006 Period that discontinued business with us and began purchasing their products from competitors were $4.3 million.

•

Insurance Segment:    Net sales, consisting principally of premium revenues, increased $0.4 million to $3.5 million in the 2007 Period compared to $3.1 million for the 2006 Period, resulting primarily from higher investment income and increased policy volume, partially offset by lower premium rates. Our Insurance Segment primarily sells workers’ compensation coverage in California. The California legislature passed legislation in 2003 and 2004 to allow greater controls over medical costs related to workers’ compensation. These cost reductions have led to lower policy premiums in the 2007 Period compared to the 2006 Period.

•	All Other: Net sales were consistent at $0.7 million in the 2007 and 2006 Periods.

Cost of sales.    Consolidated cost of sales was $713.9 million for the 2007 Period compared to $651.5 million for the 2006 Period and comprised 90.3% and 89.7% of consolidated net sales for the 2007 and 2006 Periods, respectively.

•

Wholesale Distribution Segment:    Cost of sales increased by $59.3 million to $713.1 million in the 2007 Period compared to $653.8 million in the 2006 Period. As a percentage of net wholesale sales, cost of sales was 90.7% and 90.5% for the 2007 and 2006 Periods, respectively. The following factors contributed to the 0.2% increase in cost of sales as a percentage of net wholesale sales:

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

•

Insurance Segment:    Cost of sales increased $3.1 million from a credit of $2.3 million in the 2006 Period to $0.8 million in the 2007 Period. During 2003 and 2004, California legislative reforms were passed aimed at reducing the rising cost of workers’ compensation expenses, primarily in the cost of providing health care. As a result of these reforms, in the 2006 Period we experienced reductions in costs associated with (1) claims loss expense and loss reserve expenses (consisting of payments to health care providers and injured workers, along with estimates of claims not yet resolved), and (2) loss adjustment expenses (consisting of adjudication expenses and legal expenses associated with defending claims). In 2006, required loss reserves declined and reduced cost of sales. These costs stabilized in the 2007 Period and required no further reductions in loss reserves related to earlier periods. Cost of sales also includes underwriting expenses (consisting of commissions, premium taxes and regulatory fees); however, these expenses remained stable in the 2007 Period relative to the 2006 Period. Additionally, the cost of insurance and the sufficiency of loss reserves are also impacted by actuarial estimates based on a detailed analysis of health care cost trends, mortality rates, claims history, demographics and industry trends. As a result, the amount of loss reserves and future expenses is significantly affected by these variables and may significantly change, depending on the cost of providing benefits and the results of further legislative action. See additional discussion related to insurance reserves under “Risk Factors” – “Our insurance reserves may be inadequate if unexpected losses occur.”

Distribution, selling and administrative expenses.    Consolidated distribution, selling and administrative expenses increased $6.9 million to $62.6 million in the 2007 Period compared to $55.7 million in the 2006 Period, and comprised 7.9% and 7.7% of net sales for the 2007 and 2006 Periods, respectively.

•

Wholesale Distribution Segment:    Distribution, selling and administrative expenses increased $8.7 million to $60.8 million in the 2007 Period compared to $52.1 million in the 2006 Period, and comprised 7.7% and 7.2% of net wholesale sales for the 2007 and 2006 Periods, respectively. As discussed in further detail below, the non-recurring benefit from a prior year legal judgment in favor of the Company and increases in workers’ compensation (due to non-recurring reserve reductions) and other expenses increased costs $8.9 million, or 0.6% of net wholesale sales. This increase was partially offset by a decline in costs related to employee benefits of $0.2 million, or 0.1% of net wholesale sales.

•

Non-recurring Legal Judgment:    Legal expenses increased $3.3 million, or 0.4% of net wholesale sales, in the 2007 Period compared to the 2006 Period. During the 2006 Period, Unified received payment of a judgment in favor of the Company whose net proceeds, after payment of contingent attorneys’ fees, reduced costs by $3.0 million. As a result of this non-recurring offset to expense, the Company experienced an increase in legal expenses during the 2007 Period.

•

Workers’ Compensation Expense:    Through December 31, 2006, the Company’s Wholesale Distribution segment was self-insured up to $300,000 per incident with a stop loss coverage provided by our Insurance segment up to $1.0 million and third party coverage over that amount. Effective January 1, 2007, workers’ compensation coverage is provided entirely through the Insurance segment up to $1.0 million per incident and third party coverage over that amount. Loss accruals up to the stop loss coverage are made based on actuarially developed loss estimates. Our workers’ compensation expenses increased by $1.5 million in the 2007 Period, or 0.2% as a percent of net wholesale sales, primarily due to recording in the 2006 Period the positive impact of the California legislative reforms discussed previously. In the 2007 Period, costs stabilized and did not result in an adjustment to reserves for prior policy years. Future expenses may significantly change depending on the cost of providing health care and the results of further legislative action.

•	Other Expense Changes: General expenses increased $4.1 million, but remained flat as a percent of net wholesale sales due to the $63.8 million increase in net wholesale sales.

The following expenses decreased as a percent to net wholesale sales in the 2007 Period compared to the 2006 Period, partially offsetting the increases in distribution, selling and administrative expenses that were discussed above:

•

Pension and Other Postretirement Benefits and Health Care Expenses:    During the 2007 Period, the Company experienced decreases in postretirement benefit costs of $0.7 million, primarily due to plan changes and the favorable impact of changes in actuarial assumptions, which was partially offset by increases in health care expenses of $0.5 million. This resulted in a $0.2 million, or 0.1% as a percent of net wholesale sales, net decrease in employee benefits expense. See additional discussion on benefit plan assets and liabilities under “Risk Factors” – “The value of our benefit plan assets and liabilities is based on estimates and assumptions, which may prove inaccurate.”

•	Insurance Segment: Selling and administrative expenses for the Insurance segment declined $0.6 million to $1.5 million for the 2007 Period compared to $2.1 million for the 2006 Period.

•

All Other:    Selling and administrative expenses for our All Other business activities for the 2007 Period decreased $1.2 million to $0.3 million compared to $1.5 million for the 2006 Period. During the 2006 Period, we incurred higher lease reserves on properties associated with our variable interest entity.

Interest.    Interest expense was $3.7 million in the 2007 Period compared to $3.4 million in the 2006 Period and comprised 0.5% and 0.4% of consolidated net sales for the 2007 and 2006 Periods, respectively. Factors contributing to the increase in interest expense are as follows:

•	Interest expense on our primary debt instruments was $3.0 million and $2.7 million for the 2007 and 2006 Periods, respectively.

•	Weighted Average Borrowings: Interest expense increased $0.8 million from the 2006 Period due to an increase in our weighted average borrowings. Weighted average borrowings increased by $33.9 million due to principal payments on secondary notes (i.e. Capital Investment Notes), payment of patronage dividends, Class E Share dividends and increased capital expenditures, partially offset by improved cash flow from operations and our Equity Enhancement Program (see “Equity Enhancement Plan”).

•

Interest Rates:    Interest expense declined $0.5 million from the 2006 Period due to a decrease in our effective borrowing rate. Our effective borrowing rate for the combined primary debt, made up of the revolving line of credit and senior secured notes, was 7.1% and 7.8% for the 2007 and 2006 Periods, respectively. We signed an agreement on December 5, 2006 to amend and restate the revolving credit facility and realized a reduction in our interest rate margin over the base borrowing rate on the revolving line of credit. In addition, we were able to lower the fees associated with the financing which had the impact of lowering our overall borrowing costs. Partially offsetting the foregoing factors and consistent with the overall market interest rate change, the base borrowing rate on the revolving line of credit increased over the 2006 Period, offsetting the reduction in interest rate margin.

Borrowings on our revolving credit agreement are subject to market rate fluctuations. A 25 basis point change in the market rate of interest over the 2007 Period would have resulted in a $0.05 million increase or decrease in corresponding interest expense.

•	Interest expense on our secondary debt instruments was $0.7 million in both the 2007 and 2006 Periods.

Estimated patronage dividends.    Estimated patronage dividends for the 2007 Period were $4.0 million, compared to $7.9 million in the 2006 Period, a decrease of 48.7%. Patronage dividends for the 2007 and 2006 Periods consisted of the patronage earnings from the Company’s three patronage earnings divisions: the Southern California Dairy Division, the Pacific Northwest Dairy Division and the Cooperative Division. For the 2007 and 2006 Periods, respectively, the Company had patronage earnings of $2.6 million and $2.3 million in the Southern California Dairy Division, $0.1 million and $0.1 million in the Pacific Northwest Dairy Division and $1.3 million and $5.5 million in the Cooperative Division.

Income taxes.    The Company’s effective income tax rate was 32.0% for the 2007 Period compared to 35.4% for the 2006 Period. The Company estimates that its effective tax rate will be 40% for the remainder of fiscal 2007. The lower rate for the 2007 Period is due to favorable fluctuations in the cash surrender value of the Company’s nonqualified retirement plans.

THIRTY-NINE WEEK PERIOD ENDED JUNE 30, 2007 (“2007 PERIOD”) COMPARED TO THE THIRTY-NINE WEEK PERIOD ENDED JULY 1, 2006 (“2006 PERIOD”)

Overview of the 2007 Period.    Our consolidated operating income decreased $6.3 million to $43.8 million in the 2007 Period compared to $50.1 million in the 2006 Period. Operating income for the Wholesale Distribution and Insurance segments decreased compared to the 2006 Period, but was partially offset by improvements in the All Other categories.

•

Wholesale Distribution Segment:    The Wholesale Distribution segment realized an overall net decrease in operating income of $3.3 million to $40.2 million in the 2007 Period compared to $43.5 million in the 2006 Period. The decrease in operating income was due primarily to a reduction in margin in the 2007 Period and a non-recurring receipt of proceeds from a legal judgment in favor of the Company in the 2006 Period.

•

Insurance Segment:    Operating income declined $4.0 million in our Insurance segment to $3.8 million in the 2007 Period compared to $7.8 million in the 2006 Period. In 2003 and 2004, the California Legislature passed workers’ compensation reforms that have helped to reduce the cost of claims, particularly with respect to medical costs. In the 2006 Period, we experienced reduced claims costs on older policy years, resulting in favorable adjustments to claims reserves. In the 2007 Period, claims on older policy years stabilized, resulting in no additional reductions in loss reserves related to earlier periods.

•

All Other:    All Other business activities primarily consist of our finance subsidiary and the consolidation of a variable interest entity as discussed in Note 2 of the Notes to Consolidated Condensed Financial Statements in Item 1. Operating income increased $1.0 million to a loss of $0.2 million for the 2007

Period compared to a loss of $1.2 million in the 2006 Period. The loss of $0.2 million for the 2007 period was due primarily to lease expenses associated with our variable interest entity of $1.5 million partially offset by income of $1.3 million in our finance subsidiary.

The following tables summarize the performance of each business segment for the 2007 and 2006 Periods.

Wholesale Distribution Segment

(dollars in thousands)

	Thirty-Nine Weeks Ended June 30, 2007		Thirty-Nine Weeks Ended July 1, 2006
	Amounts in 000’s	Percent to Net Sales	Amounts in 000’s	Percent to Net Sales	Difference
Gross sales	$2,314,084	—	$2,175,462	—	$138,622
Inter-segment eliminations	—	—	—	—	—

Net sales	2,314,084	100.0	2,175,462	100.0	138,622
Cost of sales	2,095,457	90.6	1,965,261	90.3	130,196
Distribution, selling and administrative expenses	178,374	7.7	166,688	7.7	11,686

Operating income	$40,253	1.7	$43,513	2.0	$(3,260)

Insurance Segment (dollars in thousands)

	Thirty-Nine Weeks Ended June 30, 2007		Thirty-Nine Weeks Ended July 1, 2006
	Amounts in 000’s	Percent to Net Sales	Amounts in 000’s	Percent to Net Sales	Difference
Gross sales—premiums earned	$19,714	—	$16,631	—	$3,083
Inter-segment eliminations	(9,462)	—	(6,024)	—	(3,438)

Net sales—premiums earned	10,252	100.0	10,607	100.0	(355)
Cost of sales—underwriting expenses	1,913	18.7	(2,445)	(23.1)	4,358
Selling and administrative expenses	4,564	44.5	5,220	49.3	(656)

Operating income	$3,775	36.8	$7,832	73.8	$(4,057)

All Other

(dollars in thousands)

	Thirty-Nine Weeks Ended June 30, 2007		Thirty-Nine Weeks Ended July 1, 2006
	Amounts in 000’s	Percent to Net Sales	Amounts in 000’s	Percent to Net Sales	Difference
Gross sales	$2,156	—	$1,693	—	$463
Inter-segment eliminations	(897)	—	(474)	—	(423)

Net sales	1,259	100.0	1,219	100.0	40
Selling and administrative expenses	1,430	113.6	2,400	196.9	(970)

Operating (loss) income	$(171)	(13.6)	$(1,181)	(96.9)	$1,010

Net sales.    Consolidated net sales increased $138.3 million, or 6.3%, to $2.325 billion in the 2007 Period compared to $2.187 billion in the 2006 Period.

•

Wholesale Distribution Segment:    Net Wholesale Distribution sales increased $138.6 million, or 6.4%, to $2.314 billion in the 2007 Period compared to $2.175 billion for the 2006 Period. We continued to experience sales growth through new store openings by our customers and growth in sales within our Market Centre subsidiary.

Continuing Customer Sales Growth

•	Approximately $77.0 million of sales increases were due to new store locations and growth in our distribution volume at existing locations, including a $13.2 million growth in our perishables product offerings such as meat, produce, service deli and service bakery, and a $27.5 million growth in our Market Centre subsidiary.

•	Inflation in meat and produce costs has accounted for $37.2 million in sales increases in the 2007 Period compared to the 2006 Period.

Customer Changes

•	During the 2007 Period, we began supplying customers that were previously served by competitors, resulting in a $35.3 million increase in sales.

•	Sales to customers in the 2006 Period that discontinued business with us and began purchasing their products from competitors were $10.9 million.

•

Insurance Segment:    Net sales, consisting principally of premium revenues, decreased $0.3 million to $10.3 million in the 2007 Period compared to $10.6 million for the 2006 Period due to decreased premium rates charged to California customers for workers’ compensation insurance, partially offset by increases related to policy volume and investment income. Our Insurance Segment primarily sells workers’ compensation coverage in California. The California legislature passed legislation in 2003 and 2004 to allow greater controls over medical costs related to workers’ compensation. These cost reductions have led to lower policy premiums in the 2007 Period compared to the 2006 Period.

•	All Other: Net sales were consistent at $1.2 million for the 2007 and 2006 Periods.

Cost of sales.    Consolidated cost of sales was $2.097 billion for the 2007 Period compared to $1.963 billion for the 2006 Period and comprised 90.2% and 89.7% of consolidated net sales for the 2007 and 2006 Periods, respectively.

•

Wholesale Distribution Segment:    Cost of sales increased by $130.2 million to $2.095 billion in the 2007 Period compared to $1.965 billion in the 2006 Period. As a percentage of net wholesale sales, cost of sales was 90.6% and 90.3% for the 2007 and 2006 Periods, respectively. Several factors contributed to the 0.3% increase in cost of sales as a percentage of net wholesale sales.

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

•

Insurance Segment:    Cost of sales increased $4.3 million from a credit of $2.4 million in the 2006 Period to $1.9 million in the 2007 Period. During 2003 and 2004, California legislative reforms were passed aimed at reducing the rising cost of workers’ compensation expenses, primarily in the cost of providing health care. As a result of these reforms, in the 2006 Period we experienced reductions in costs associated with (1) claims loss expense and loss reserve expenses (consisting of payments to health care providers and injured workers, along with estimates of claims not yet resolved), and (2) loss adjustments expenses (consisting of adjudication expenses and legal expenses associated with defending claims). In the 2006 Period, required loss reserves declined and reduced cost of sales. These costs stabilized in the 2007 Period and required no further reductions in loss reserves related to earlier periods. Cost of sales also includes underwriting expenses (consisting of commissions, premium taxes and regulatory fees); however, these expenses remained stable in the 2007 Period relative to the 2006 Period. Additionally, the cost of insurance and the sufficiency of loss reserves are also impacted by actuarial estimates based on a detailed analysis of health care cost trends, mortality rates, claims history, demographics and industry trends. As a result, the amount of loss reserves and future expenses is significantly affected by these variables and may significantly change, depending on the cost of providing benefits and the results of further legislative action. See additional discussion related to insurance reserves under “Risk Factors” – “Our insurance reserves may be inadequate if unexpected losses occur.”

Distribution, selling and administrative expenses.    Consolidated distribution, selling and administrative expenses increased $10.1 million to $184.4 million in the 2007 Period compared to $174.3 million in the 2006 Period, and comprised 7.9% and 8.0% of net sales for the 2007 and 2006 Periods, respectively.

•

Wholesale Distribution Segment:    Distribution, selling and administrative expenses increased $11.7 million to $178.4 million in the 2007 Period compared to $166.7 million in the 2006 Period, and comprised 7.7% of net wholesale sales for the 2007 and 2006 Periods. As discussed in further detail below, the non-recurring benefit from a prior year legal judgment in favor of the Company and higher workers’ compensation expense increased costs $5.2 million, or 0.2% of net wholesale sales. As a percentage of net wholesale sales, this increase was offset by a 0.2% decline in costs related to employee benefits and other expenses, which declined on a percentage basis despite an increase of $6.5 million due to the $138.6 million increase in net wholesale sales.

•

Non-recurring Legal Judgment:    Legal expenses increased $3.3 million, or 0.2% of net wholesale sales, in the 2007 Period compared to the 2006 Period. During the 2006 Period, Unified received payment of a judgment in favor of the Company whose net proceeds, after payment of contingent attorneys’ fees, reduced costs by $3.0 million. As a result of this non-recurring offset to expense, the Company experienced an increase in legal expenses during the 2007 Period.

•

Workers’ Compensation Expense:    Through December 31, 2006, the Company’s Wholesale Distribution segment was self-insured up to $300,000 per incident with a stop loss coverage provided by our Insurance segment up to $1.0 million and third party coverage over that amount. Effective January 1, 2007, workers’ compensation coverage is provided entirely through the Insurance segment up to $1.0 million per incident and third party coverage over that amount. Loss accruals up to the stop loss coverage are made based on actuarially developed loss estimates. Our workers’ compensation expenses increased by $1.9 million, but remained flat as a percent of net wholesale sales primarily due to recording in the 2006 Period the positive impact of the California legislative reforms discussed previously. In the 2007 Period, costs stabilized and did not result in an adjustment to reserves for prior policy years. Future expenses may significantly change depending on the cost of providing health care and the results of further legislative action.

The following expenses decreased as a percent to net wholesale sales in the 2007 Period compared to the 2006 Period, offsetting the increases in distribution, selling and administrative expenses that were discussed above:

•

Pension and Other Postretirement Benefits and Health Care Expenses:    During the 2007 Period, the Company experienced decreases in postretirement benefit costs of $2.1 million, primarily due to plan changes and the favorable impact of changes in actuarial assumptions, which was partially offset by increases in health care expenses of $1.4 million. This resulted in a $0.7 million, or 0.1% as a percent of net wholesale sales, net decrease in employee benefits expense. See additional discussion on benefit plan assets and liabilities under “Risk Factors” – “The value of our benefit plan assets and liabilities is based on estimates and assumptions, which may prove inaccurate.”

•	Other Expense Changes: General expenses increased $7.2 million, but declined 0.1% as a percent of net wholesale sales due to the $138.6 million increase in net wholesale sales.

•	Insurance Segment: Selling and administrative expenses for the Insurance segment decreased $0.6 million to $4.6 million for the 2007 Period compared to $5.2 million for the 2006 Period.

•

All Other:    Selling and administrative expenses for our All Other business activities for the 2007 Period decreased $1.0 million to $1.4 million compared to $2.4 million for the 2006 Period as a result of non-recurring increases in lease loss reserves on properties associated with our variable interest entity during the 2006 Period.

Interest.    Interest expense was $11.2 million for the 2007 Period and $10.9 million for the 2006 Period and comprised 0.5% of consolidated net sales for both the 2007 and 2006 Periods. Factors contributing to the increase in interest expense are as follows:

•	Interest expense on our primary debt instruments was $9.0 million and $8.8 million for the 2007 and 2006 Periods, respectively.

•

Weighted Average Borrowings:    Interest expense increased $0.7 million from the 2006 Period due to an increase in our weighted average borrowings. Weighted average borrowings increased by $12.4 million due to principal payments on secondary notes (i.e. Capital Investment Notes), payment of patronage dividends, Class E Share dividends and increased capital expenditures, partially offset by improved cash flow from operations and our Equity Enhancement Program (see “Equity Enhancement Plan”).

•

Interest Rates:    Interest expense declined $0.5 million from the 2006 Period due to a decrease in our effective borrowing rate. Our effective borrowing rate for the combined primary debt, made up of the revolving line of credit and senior secured notes, was 7.3% and 7.6% for the 2007 and 2006 Periods, respectively. Two primary factors contributed to the decrease in interest rates. First, we amended and restated our Senior Note Agreement in fiscal 2006 (see “Outstanding Debt and Other Financing Arrangements” discussed in Part II, Item 7 of the Company’s Annual Report on Form 10-K for the year ended September 30, 2006 for additional information), thereby reducing our effective interest rate on this debt. Second, we signed an agreement on December 5, 2006 to amend and restate the revolving credit facility and realized a reduction in our interest rate margin over the base borrowing rate on the revolving line of credit. In addition, we were able to lower the fees associated with the financing which had the impact of lowering our overall borrowing costs. Partially offsetting the foregoing factors and consistent with the overall market interest rate change, the base borrowing rate on the revolving line of credit increased over the 2006 Period, offsetting the reduction in interest rate margin.

Borrowings on our revolving credit agreement are subject to market rate fluctuations. A 25 basis point change in the market rate of interest over the 2007 Period would have resulted in a $0.1 million increase or decrease in corresponding interest expense.

•	Interest expense on our secondary debt instruments was $2.2 million in the 2007 Period, an increase of $0.1 million compared to $2.1 million in the 2006 Period.

Estimated patronage dividends.    Estimated patronage dividends for the 2007 Period were $14.1 million, compared to $17.2 million in the 2006 Period, a decrease of 18.0%. Patronage dividends for the 2007 and 2006 Periods consisted of the patronage earnings from the Company’s three patronage earnings divisions: the Southern California Dairy Division, the Pacific Northwest Dairy Division and the Cooperative Division. For the 2007 and 2006 Periods, respectively, the Company had patronage earnings of $8.0 million and $7.3 million in the Southern California Dairy Division, $0.4 million and $0.4 million in the Pacific Northwest Dairy Division and $5.7 million and $9.5 million in the Cooperative Division.

Income taxes.    The Company’s effective income tax rate was 38.8% for the 2007 Period compared to 32.2% for the 2006 Period. The Company estimates that its effective tax rate will be 40% for the remainder of fiscal 2007. The higher rate for the 2007 Period is due to non-recurring tax benefits recorded in the 2006 Period that did not impact the 2007 Period.

LIQUIDITY AND CAPITAL RESOURCES

The Company finances its capital needs through a combination of internal and external sources. These sources include cash from operations, Member investments, bank borrowings, various types of long-term debt and lease financing. The Company believes that the combination of cash flows from operations, current cash balances, its Equity Enhancement Plan described below, and available lines of credit, will be sufficient to service its debt, redeem Members’ capital shares and subordinated patronage dividend certificates, make income tax payments and meet its anticipated needs for working capital and capital expenditures through at least the next five fiscal years.

CASH FLOW

The Company continued to generate positive cash flow from operations during the thirty-nine week 2007 Period. Cash from operations was used for investing and financing activities, including investing in the Company’s infrastructure, providing financing to Members, and redemption of Members’ capital shares. The Company also reinvested proceeds from maturing investments.

Net cash, consisting of cash and cash equivalents, increased by $10.0 million to $21.2 million for the thirty-nine week 2007 Period ended June 30, 2007 compared to $11.2 million as of the fiscal year ended September 30, 2006.

The following table summarizes the impact of operating, investing and financing activities on the Company’s cash flows for the thirty-nine week 2007 and 2006 Periods:

(dollars in thousands)
Summary of Net Increase (Decrease) in Total Cash Flows	2007	2006	Difference
Cash provided by operating activities	$32,703	$26,957	$5,746
Cash utilized by investing activities	(36,510)	(5,407)	(31,103)
Cash provided (utilized) by financing activities	13,852	(23,000)	36,852

Total increase (decrease) in cash flows	$10,045	$(1,450)	$11,495

Net cash from operating, investing and financing activities increased by $11.4 million to $10.0 million for the 2007 Period compared to a decrease of $(1.4) million for the 2006 Period. The increase in net cash for the 2007 Period consisted of cash provided from operating activities of $5.7 million and financing activities of $36.8 million offset by amounts used in investing activities of $31.1 million. The primary factors contributing to the changes in cash flow are discussed below. At June 30, 2007 and September 30, 2006, working capital was $91.1 million and $99.1 million, respectively. The current ratio was 1.3 at June 30, 2007 and September 30, 2006.

Operating Activities:    Net cash provided by operating activities increased by $5.7 million to $32.7 million for the 2007 Period compared to $27.0 million for the 2006 Period. The increase in cash provided by operating activities compared to the 2006 Period was attributable primarily to decreases between the periods in cash utilized to pay accounts payable ($9.1 million) and accrued liabilities ($3.8 million). These increases of $12.9 million in cash provided were partially offset by reduced cash from the sale and purchase of trading securities for the Company’s insurance subsidiaries ($1.8 million), increased accounts receivable between the periods ($1.5 million), and reduced growth between the periods in long-term liabilities ($3.4 million). In addition, net cash of $0.5 million was used by other operating activities.

Investing Activities:    Net cash used in investing activities increased by $31.1 million to $36.5 million for the 2007 Period compared to $5.4 million utilized in the 2006 Period. The increase in cash used for investing activities during the 2007 Period as compared to the 2006 Period was due mainly to (1) increases in net capital expenditures of $20.0 million for a building renovation and purchases of warehouse and computer equipment, (2) increases in other assets of $6.1 million consisting primarily of life insurance policies held in support of the Company’s executive salary protection plan and premium deposits for workers’ compensation insurance, and (3) decreases of $5.0 million in net proceeds from sales of investments by the Company’s insurance subsidiaries, consisting of the purchase and sale of securities to replace maturing investments in their portfolios. Spending on investing activities is expected to be funded by existing cash balances, cash generated from operations or additional borrowings.

Financing Activities:    Net cash provided by financing activities was approximately $13.8 million for the 2007 Period compared to $23.0 million utilized for the 2006 Period. The net increase of $36.8 million in cash provided by financing activities for the 2007 Period as compared to the 2006 Period was due primarily to changes in the Company’s long-term and short-term notes payable and deferred financing fees, an increase of $41.9 million resulting from higher borrowings and the payment of financing fees associated with the Company’s amendment and restatement of its secured revolving credit facility (see “Credit Facilities” below). This increase in cash was partially offset by cash utilized as a result of changes in Member investment activities and share redemptions of $5.1 million. Future cash used by financing activities is expected to be funded by the Company’s continuing operating cash flow and the positive impact of the Equity Enhancement Plan to meet operating and capital spending requirements (see “Equity Enhancement Plan” below).

Equity Enhancement Plan

In fiscal 2002, the Company initiated an equity enhancement plan designed to build equity in the Company for future investment in the business and other infrastructure improvements. See “Equity Enhancement Plan” discussed in Part II, Item 7 of the Company’s Annual Report on Form 10-K for the year ended September 30, 2006 for additional information.

Credit Facilities

At September 30, 2006, the Company had a $225 million secured revolving credit facility (“Revolving Credit Agreement”) which was amended and restated on December 5, 2006. The Amended and Restated Credit Agreement (the “Amended Agreement”) permits advances and letters of credit up to $225 million, with an option to expand to $300 million in the future. The Amended Agreement matures on January 31, 2012 and continues to be secured by the inventory and accounts receivable of the Company and certain subsidiaries. Interest is based on either LIBOR plus an applicable margin (0.75% to 1.75%) or the lender’s base rate plus an applicable margin (0.00% to 0.25%). Undrawn portions of the commitments under the Amended Agreement bear commitment fees at rates between 0.15% and 0.35% per annum. The Amended Agreement contains customary covenants, default provisions and limitations on shareholder distributions (including the repurchase of shares) similar to those included in the original Revolving Credit Agreement. The Company had $77.2 million outstanding under the facility as of June 30, 2007, with access to a significant amount of capital under this facility (up to $225 million, with an option to expand to $300 million) still available to the Company.

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

CONTRACTUAL OBLIGATIONS AND COMMERCIAL COMMITMENTS

Other than as discussed in “Credit Facilities” above and “Outstanding Debt and Other Financing Arrangements” below, there have been no material changes in the Company’s contractual obligations and commercial commitments outside the ordinary course of the Company’s business during the thirty-nine week period ending June 30, 2007. See “Contractual Obligations and Commercial Commitments” discussed in Part II, Item 7 of the Company’s Annual Report on Form 10-K for the year ended September 30, 2006 for additional information.

OUTSTANDING DEBT AND OTHER FINANCING ARRANGEMENTS

Other than as discussed above in “Credit Facilities” and in the paragraph below, there have been no material changes in the Company’s outstanding debt and other financing arrangements outside the ordinary course of the Company’s business during the thirty-nine week period ending June 30, 2007. See “Outstanding Debt and Other Financing Arrangements” discussed in Part II, Item 7 of the Company’s Annual Report on Form 10-K for the year ended September 30, 2006 for additional information.

In March 2007, the Company’s finance subsidiary, Grocers Capital Company (“GCC”), completed a Change in Terms Agreement on its second amended and restated credit agreement and loan purchase and servicing agreement with a third party bank. There were no changes to the second amended and restated credit and loan purchase and servicing agreements other than the maturity dates, which were extended to March 31, 2010 and March 31, 2008, respectively. GCC had no borrowings outstanding under the credit agreement at June 30, 2007. The aggregate amount of secured borrowings under the loan purchase and servicing agreement was $3.2 million at June 30, 2007.

At June 30, 2007 and September 30, 2006, respectively, the Company had a total of $95.9 million and $96.5 million outstanding in senior secured notes to certain insurance companies and pension funds (referred to collectively as John Hancock Life Insurance Company, or “Hancock”) under a note purchase agreement dated September 29, 1999 (as amended, the “Senior Note Agreement”) as amended and restated effective January 6, 2006.

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

Members’ Required Deposits are contractually subordinated and subject to the prior payment in full of certain senior indebtedness of the Company. Unified’s obligation to repay Members’ Required Deposit accounts on termination of Member status (once the Member’s obligations to Unified have been satisfied) is reported as a long-term liability on Unified’s consolidated condensed balance sheets. Excess Deposits are not subordinated to Unified’s other obligations and are reported as short-term liabilities on Unified’s consolidated condensed balance sheets. At June 30, 2007 and September 30, 2006, Unified had $8.5 million and $10.2 million, respectively, in “Members’ required deposits” and $22.0 million and $13.9 million, respectively, in “Members’ excess deposits and estimated patronage dividends” (of which $14.7 million and $10.7 million, respectively, represented Excess Deposits).

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

On April 11, 2007, the Board authorized the repurchase on April 16, 2007 of 2,100 shares of the Company’s Class A Shares that had been tendered and were pending redemption. The Company paid approximately $0.5 million to redeem the shares. On June 19, 2007, the Board authorized the repurchase on June 25, 2007 of 1,200 shares of the Company’s Class A Shares that had been tendered and were pending redemption. The Company paid approximately $0.3 million to redeem the shares.

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

The Company’s net periodic benefit cost for its combined pension and other postretirement benefits was approximately $6.3 million for the thirty-nine week period ended June 30, 2007 compared to $8.4 million for the thirty-nine week period ended July 1, 2006.

The Company contributed $1.0 million and $1.2 million to the Cash Balance Plan during the thirty-nine weeks ended June 30, 2007 for the 2006 and 2007 plan years, respectively. At this time, the Company expects to make quarterly estimated contributions to the Cash Balance Plan totaling $1.1 million during the remainder of fiscal 2007 for the 2007 plan year. At its discretion, the Company may contribute in excess of these amounts. Additional contributions for the 2006 plan year, if any, will be due by September 14, 2007, while contributions for the 2007 plan year will be due by September 15, 2008. The Company contributed $0.6 million to the ESPP II during the thirty-nine weeks ended June 30, 2007 to fund projected benefit payments to participants for the 2007 plan year.

At June 30, 2007, the fair value of the Cash Balance Plan assets increased to $99.6 million from $84.9 million at September 30, 2006.

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

We will continue to be subject to risk of loss of member volume.    The Company’s operating results are highly dependent upon either maintaining or growing its distribution volume to its customers. The Company’s top ten Member and non-member customers constituted approximately 44% of total sales for the thirty-nine week period ended June 30, 2007. A significant loss in membership or volume could adversely affect the Company’s operating results. We will continue to be subject to the risks associated with consolidation within the grocery industry. When independent retailers are acquired by large chains with self-distribution capacity, are driven from business by larger grocery chains, or become large enough to develop their own self-distribution system, we will lose distribution volume. Members may also select other wholesale providers. Reduced volume is normally injurious to profitable operations since fixed costs must be spread over a lower sales volume if the volume cannot be replaced.

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

The Company’s Revolving Credit Agreement permits advances up to a maximum of $225 million. As of June 30, 2007, the Company believes it has sufficient cash flow from operations and availability under the Revolving Credit Agreement to meet operating needs and capital spending requirements through fiscal 2011. However, if access to operating cash or to the Revolving Credit Agreement becomes restricted, the Company may be compelled to seek alternate sources of cash. The Company cannot assure that alternate sources will provide cash on terms favorable to the Company. Consequently, the inability to access alternate sources of cash on terms similar to its existing agreement could adversely affect the Company’s operations.

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

Additionally, new accounting pronouncements that require adjustments to shareholders’ equity, such as SFAS No. 158 “Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans,” have the potential to impact companies whose equity securities are issued and redeemed at book value (“book value companies”) disproportionately more than companies whose share values are market-based (“publicly traded”). While valuations of publicly traded companies are primarily driven by their income statement and cash flows, the traded value of the shares of book value companies, however, may be immediately impacted by adjustments affecting shareholders’ equity upon implementation. Therefore, such pronouncements may require companies to redefine the method used to value their shares.

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

Unified is subject to interest rate changes on its notes payable under the Company’s credit agreements that may affect the fair value of the notes payable, as well as cash flow and earnings. Based on the notes payable outstanding at June 30, 2007 and the current market condition, a one percent increase in the applicable interest rates would decrease the Company’s annual cash flow and pretax earnings by approximately $0.8 million. Conversely, a one percent decrease in the applicable interest rates would increase annual cash flow and pretax earnings by $0.8 million.

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

Changes in internal controls over financial reporting.    Management, with the participation of the Chief Executive Officer and Chief Financial Officer of the Company, has evaluated any changes in the Company’s internal control over financial reporting that occurred during the most recent fiscal quarter. Based on that evaluation, management, the Chief Executive Officer and the Chief Financial Officer of the Company have concluded that no change in our internal control over financial reporting (as defined in Rule 13a-15(f) under the Securities Exchange Act of 1934) occurred during the quarter ended June 30, 2007 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

COMPANY PURCHASES OF EQUITY SECURITIES

Period	Total Number of Shares Purchased	Average Price Paid Per Share
April 1, 2007 – April 28, 2007	2,100 Class A Shares	$222.82
April 29, 2007 – May 28, 2007	– Class A Shares	—
May 29, 2007 – June 30, 2007	1,200 Class A Shares	$222.82

Total	3,300 Class A Shares	$222.82

Refer to “Redemption of Capital Stock” in Part I, Item 2 of this quarterly report on Form 10-Q for discussion of the Company’s share redemptions.

ITEM 3.	DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4.	SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None.

ITEM 5.	OTHER INFORMATION

On August 14, 2007, the Company’s Board of Directors (the “Board”) appointed Richard E. Goodspeed as a Class A Director. Mr. Goodspeed’s term will expire at the Company’s 2008 Annual Meeting of Shareholders (the “2008 Meeting”). SEC rules require that a company whose securities are not listed on the New York Stock Exchange (“NYSE”) or the American Stock Exchange (“AMEX”) or quoted on the Nasdaq Stock Market (“Nasdaq”) disclose whether members of its Audit Committee and Corporate Governance Committee are “independent.” In determining independence, the Company may select the definition of “independence” under the rules of either the NYSE, AMEX or Nasdaq. The Company’s Board has determined that Mr. Goodspeed is an independent director under the rules of the NYSE and meets the Company’s director criteria.

A Shareholder-Related Director is a director who is a shareholder, or a partner of a partnership that is a shareholder, or a member of a limited liability company that is a shareholder, or an employee of a corporation, partnership or limited liability company that is a shareholder. In connection with his appointment, Mr. Goodspeed will receive the same compensation as the other non-Shareholder-Related Directors. As a director, Mr. Goodspeed will receive an annual payment of $45,000 as compensation for service as a director of the Company and as a member of any committees of the Board of the Company and any subsidiary board of the Company, if applicable. In addition, Mr. Goodspeed will receive additional compensation of $1,500 for each Board meeting attended, and $1,000 for each committee or subsidiary board meeting attended, not to exceed $2,000 if multiple meetings are attended on any given day.

There are no related party transactions between the Company and Mr. Goodspeed.

ITEM 6.	EXHIBITS

(a)	Exhibits

3.1

Amended and Restated Articles of Incorporation of the Registrant, as amended (incorporated by reference to Exhibit 3.1 to the Registrant’s Quarterly Report on Form 10-Q for the fiscal quarter ended March 29, 2003).

3.2	Bylaws of the Registrant, as amended (incorporated by reference to Exhibit 3.2 to the Registrant’s Annual Report on Form 10-K for the fiscal year ended September 30, 2006, filed on December 18, 2006).

10.20.1*	Form of Indemnification Agreement between the Company and each Director and Officer.

10.70**	Asset Purchase Agreement between Unified Western Grocers, Inc. and Associated Grocers, Incorporated and its Subsidiaries, dated as of August 2, 2007.

31.1	Chief Executive Officer Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Chief Financial Officer Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Chief Executive Officer Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Chief Financial Officer Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*	Management contract or compensatory plan or arrangement.

**

Confidential treatment has been requested with respect to the omitted portions of this Exhibit, which portions have been filed separately with the Securities and Exchange Commission. Certain schedules have been omitted in reliance upon Item 601(b)(2) of Regulation S-K. The Company agrees to furnish the SEC, supplementally, with a copy of any omitted schedule(s) upon request.

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

Dated: August 14, 2007