Form 10-K
period 2007-09-29
UNIFIED WESTERN GROCERS INC
filed 2007-12-14
CIK 320431

United States

Securities and Exchange Commission

Washington, D.C. 20549

Form 10-K

(Mark One)

☒ Annual report pursuant to Section 13 or 15(d) of the Securities

Exchange Act of 1934 for the fiscal year ended September 29, 2007 or

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

The number of shares outstanding of each of the registrant’s classes of common stock, as of December 13, 2007, was as follows:

Class A: 167,400 shares	Class B: 480,172 shares	Class C: 15 shares	Class E: 205,330 shares

Documents Incorporated By Reference: Portions of the proxy statement for the 2008 annual meeting, which will be filed within 120 days of the end of the fiscal year, are incorporated by reference into Part III of this Form 10-K.

Part I

Item 1.    BUSINESS

General

Unified Western Grocers, Inc. (referred to in this Form 10-K as “Unified,” “the Company,” “we,” “us,” or “our”) is a retailer-owned, grocery wholesale cooperative serving supermarket, specialty and convenience store operators located primarily in the western United States and the South Pacific. Our customers range in size from single store operators to multiple store chains. We sell a wide variety of products typically found in supermarkets. We sell products through Unified or through our specialty food subsidiary (Market Centre) and international sales subsidiary (Unified International, Inc.). We report all product sales in our Wholesale Distribution segment. We also provide support services to our customers through separate subsidiaries, including insurance and financing. Insurance activities are reported in our Insurance segment while finance activities are grouped within our All Other business activities. The availability of specific products and services may vary by geographic region.

As part of an initiative to strengthen our corporate brand and image in the marketplace, we recently have begun to do business as “Unified Grocers” for nearly all purposes, and we expect to effect a legal name change after approval by our shareholders at our next annual meeting in mid-February, 2008.

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

The Company’s strategic focus is to promote the success of independent retailers. A significant milestone was achieved in early fiscal 2008, when we purchased certain assets and assumed certain liabilities of Associated Grocers, Incorporated and its subsidiaries (“AG”), a grocery cooperative headquartered in Seattle, Washington (the “AG Acquisition”). AG primarily served retailers throughout Washington, Oregon, Alaska and the South Pacific. This transaction is expected to increase Unified’s sales to approximately $4 billion annually, thus providing the independent retailers served by Unified an increased profile with the vendor community, improved retail market share in the Pacific Northwest and the benefit of reduced cost burdens of capital and overhead.

Company Structure and Organization

Wholesale Distribution:    The Wholesale Distribution segment includes the results of operations from the sale of groceries and general merchandise products to both Members and non-members. Our Wholesale Distribution segment represented approximately 99% of consolidated net sales for the fiscal years ended September 29, 2007 (“2007 Period” or “fiscal 2007”), September 30, 2006 (“2006 Period” or “fiscal 2006”) and October 1, 2005 (“2005 Period” or “fiscal 2005”). The Wholesale Distribution segment includes a broad range of branded and corporate label products in nearly all product categories found in a typical supermarket including dry grocery, frozen food, deli, meat, dairy, eggs, produce, bakery, ethnic, gourmet, specialty foods and general merchandise products.

Patronage Business:    The Company conducts business with both Members and non-members within the patronage business. Members may also conduct business through our subsidiaries on a non-patronage basis. The Company’s patronage earnings are based on the combined results of the Company’s three patronage earnings divisions: the Southern California Dairy Division, the Pacific Northwest Dairy Division and the Cooperative Division.

•

Southern California Dairy Division:    The Southern California Dairy Division operates a milk processing plant in Los Angeles, California. Raw milk that is pasteurized and bottled at the plant is purchased from a third party dairy cooperative based in California. The Southern California Dairy also bottles water and various fruit punch drinks.

•

Pacific Northwest Dairy Division:    The Pacific Northwest Dairy Division generates earnings from sales of dairy and related products manufactured by third parties and distributed by both our Milwaukie, Oregon distribution facility and by third parties in the Pacific Northwest region.

•

Cooperative Division:    The Cooperative Division sells groceries and general merchandise products to Members and non-members throughout the Company’s marketing area. The Company also provides retail support services including promotional planning, technology support services, equipment purchasing services and real estate services. The Company has divided its Cooperative Division into three marketing regions to better serve the product and service needs of its customers. The three regions include Southern California, Northern California and the Pacific Northwest.

Non-Patronage Business:    The Company also does business on a non-patronage basis in the Wholesale Distribution segment through our Cooperative Division, Market Centre and Unified International, Inc. These businesses sell products to both Members and non-members. Earnings from non-patronage business activities are retained by the Company.

Products

National Brands:    Unified supplies more than 70,000 national brand items, which represented approximately 87% of the Company’s net sales in the Wholesale Distribution segment in fiscal 2007. The Company believes that national brands are attractive to chain accounts and other customers seeking consistent product availability throughout their operations. Unified’s national brand strategy is to foster close relationships with many national suppliers, which provide important sales and marketing support to the Company.

Corporate Brands:    Unified’s corporate brands enable the Company to offer its customers an exclusive and expanding line of product alternatives to comparable national brands across a wide range of price points. Unified’s two-tier corporate brand strategy emphasizes certain brands as a direct alternative to national brand items and other brands as an alternative to lower cost regional labels. Unified sells an extensive line of food and non-food items under various corporate brands. Sales of Unified’s corporate brands represented approximately 13% of the Company’s net sales in the Wholesale Distribution segment in fiscal 2007. Unified currently offers over 4,000 corporate brand products, including dry grocery, frozen, delicatessen, general merchandise, ice cream, fluid milk and bakery. These products are sold under the following corporate labels: Western Family, Springfield, Special Value, Golden Creme and Cottage Hearth. Western Family products are acquired from Western Family Holding Company, of which the Company holds a partial ownership interest (see Note 4 to Notes to Consolidated Financial Statements in Part II, Item 8). Western Family does not manufacture its products but contracts with third party providers. All other corporate brands are manufactured by third parties. The Company operates its own bakery and milk, water and juice bottling manufacturing facilities in Los Angeles, California.

Supply Agreements:    During the normal course of business, Unified enters into supply agreements with certain Members and non-member customers. These agreements typically require that the Member or non-member customer purchase specified amounts of their merchandise requirements from Unified and obligates the Company to supply such merchandise pursuant to agreed-upon terms and conditions relating to matters such as pricing and delivery. The supply agreements vary with respect to terms and length.

Facilities and Transportation:    As of September 29, 2007, the Company operates 3.7 million square feet of warehouse and manufacturing space throughout its marketing area. These combined facilities provide more than 74,000 items to our Member and non-member customers.

•

Southern California:    The Company owns and operates a dry grocery warehouse facility in Commerce and a combined frozen foods/refrigerated warehouse facility in Santa Fe Springs. The Company also leases a cold and frozen storage facility in Santa Fe Springs and a perishable foods warehouse facility in Los Angeles. These facilities serve our Members and non-member customers in Southern California, Southern Nevada, Arizona, Texas and Colorado. The Company owns and operates a bakery manufacturing facility and a milk, water and juice processing plant, both in Los Angeles. These facilities primarily serve Member and non-member customers in Southern California.

•

Northern California:    The Company owns a dry grocery and a combined frozen foods/refrigerated warehouse facility in Stockton. We lease dry warehouse facilities in Fresno and Hayward. The Stockton facility provides dry grocery, frozen, and refrigerated foods primarily to our Members and non-member customers in Northern California, Hawaii, Northern Nevada and the South Pacific. The Fresno facility distributes general merchandise to Members and non-member customers throughout California, Nevada, Hawaii, Arizona and the South Pacific. The Hayward facility supplies gourmet, specialty, and natural/organic foods to all three of the Company’s marketing regions.

•

Pacific Northwest:    The Company owns and operates a full-service facility in Milwaukie, Oregon that provides dry grocery, frozen and refrigerated foods, as well as general merchandise. In connection with the AG Acquisition, we assumed the leases for a full-service facility in Seattle along with two satellite facilities in Renton, Washington. The facilities serve the Company’s Pacific Northwest region, which includes Alaska, Oregon, Washington, Idaho, certain Pacific Northwest customer locations in California and the South Pacific. The AG Acquisition will expand Unified’s distribution capacity through the addition of leased warehouse facilities located in Seattle and Renton, Washington (see Item 2, “Properties” for additional information).

One of Unified’s competitive strengths lies in its ability to provide the many different items Member and non-member customers need to compete across multiple retail formats. Rather than continuing to build the additional warehouse space necessary to store and distribute duplicate items in all regions, Unified has focused on redefining the supply chain by extending the reach of our current facilities. This strategy enables Unified to provide unique products across the Company, without having to maintain duplicate inventories in each region. For example, the Company’s specialty food subsidiary, Market Centre, operates a facility in Hayward, California that provides gourmet, specialty, and natural/organic foods to all three of the Company’s marketing regions, eliminating the need to buy, store, and manage three duplicate inventories. By extending the reach of our facilities, Unified is also able to supply unique items to our customers on a just-in-time basis, which minimizes the Company’s inventory-carrying requirement.

The Company operates a fleet of 390 tractors and 1,100 trailers that it uses to distribute products to its customers. Customers have the choice of two delivery options. Customers may elect to have the Company deliver orders to their stores or warehouse locations or may choose to pick their orders up from the Company’s distribution centers. Approximately 61% of the Company’s sales are delivered by its own fleet.

Insurance Business

The Company’s insurance business includes the results of operations for the Company’s three insurance subsidiaries (Grocers and Merchants Insurance Service, Inc., Springfield Insurance Company and Springfield Insurance Company, Ltd.). These subsidiaries provide insurance and insurance-related services, including workers’ compensation and liability insurance policies, to both the Company and its Member and non-member customers. Springfield Insurance Company is licensed in California, Arizona, Nevada, Oregon and Utah. The Company’s insurance business accounts for approximately 1% of the Company’s consolidated net sales for the fiscal years ended September 29, 2007, September 30, 2006 and October 1, 2005.

Other Support Businesses

The Company’s other support businesses, consisting primarily of a financing entity, collectively accounted for less than 1% of the Company’s consolidated net sales for the fiscal years ended September 29, 2007, September 30, 2006 and October 1, 2005. The Company’s other support businesses also include the consolidation of a variable interest entity as discussed in Note 2 of Notes to Consolidated Financial Statements in Item 8, “Financial Statements and Supplementary Data.”

Employees

As of September 29, 2007, Unified employs approximately 2,900 employees, of whom approximately 1,800 are represented by labor unions under 26 collective bargaining agreements. The International Brotherhood of Teamsters represents a significant majority of employees covered by labor contracts. Collective bargaining agreements affecting the Company’s employees have various expiration dates ranging through 2010. The Company believes its labor relations with the various local unions are good. In connection with the AG Acquisition, the Company has added approximately 660 new employees, of whom approximately 380 are represented by labor unions under collective bargaining agreements.

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

We compete in the wholesale grocery industry with regional and national food wholesalers such as C&S Wholesale and Supervalu Inc., as well as other local wholesalers and distributors that provide a broad range of products and services to their customers. Unified was a direct competitor of AG prior to the AG Acquisition. We also compete with many local and regional meat, produce, grocery, specialty, general food, bakery and dairy wholesalers and distributors. Our customers compete directly with vertically integrated regional and national chains. The growth or loss in market share of our customers could also impact the Company’s sales and earnings. For more information about the competition Unified faces, please refer to Item 1A, “Risk Factors.”

In helping our Member and non-member customers remain competitive, we emphasize providing a high quality and diverse line of products, competitive pricing and timely and reliable deliveries. We also provide a wide range of other services, such as financing and insurance, to further support the Member and non-member customers’ business.

The marketplace in which we operate continues to evolve and present challenges both to our customers and us. The continued expansion of alternative grocery and food store formats into our marketplace may present challenges for some of the retail grocery stores owned by our customers. In addition, non-traditional formats such as warehouse, supercenters, discount, drug, natural and organic, and convenience stores continue to expand their offering of products that are a core part of the conventional grocery store offering, thereby creating additional competition for our customers. Demographic changes have created more ethnic diversity in our marketplace. To effectively compete with these changes, our successful customers have focused on, among other things, differentiation strategies in specialty products and items on the perimeter of the store such as produce, service deli, service bakery and meat categories.

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

We also support growth by offering product promotions and by supporting and sponsoring major events that help promote sales at the retail level.

Economic Factors

We are impacted by changes in the overall economic environment. In recent periods, the Company has experienced significant volatility in the cost of certain commodities and a general increase in the cost of manufactured products. Additionally, we have experienced volatility in other operating costs. For example, costs associated with our workers’ compensation coverage in California have significantly improved after several years of cost increases. Investments tied to the equity markets have also performed well. On the other hand, external factors continue to drive increases in costs associated with fuel and employee health care benefits. Additionally, wage increases occur as a result of negotiated labor contracts and adjustments for non-represented employees. We continually focus attention on initiatives aimed at improving business processes and managing costs. We have also been upgrading our warehouse management system as discussed below in “Technology.” The implementation of these initiatives has resulted in significant improvements throughout the Company, most notably in our distribution system, which has led to improved warehouse and transportation efficiencies.

Technology

Technology has played a significant role in shaping the grocery industry as companies continue to use technology to gain efficiencies and reduce costs. Technological improvements have been an important part of our strategy to improve service to our customers and lower costs. As chain supermarkets increase in size and alternative format grocery stores gain market share, independent grocers are further challenged to compete. Our customers benefit from our substantial investment in supply-chain technology, including improvements in our vendor management activities through new item introductions, promotions management and payment support activities.

Technological improvements in our distribution systems have been an area of concentration. Over the past four years, we have upgraded our warehouse and enterprise reporting systems to improve efficiencies, order fulfillment accuracy and internal management reporting capabilities. Through the end of fiscal 2006, our five main facilities have been upgraded. This process has been instrumental in helping drive the labor efficiencies described above under “Economic Factors.” We expect to see additional warehouse improvements and order fulfillment accuracy as each facility fully realizes the benefits of the upgrade.

During fiscal 2006, we began a major renovation of our Stockton facility to add additional square footage and to install a mechanized conveyor system. This conveyor system will allow us to more effectively merge product warehoused at the facility with products sourced from our other facilities and key vendor partners. This will result in expanded product availability for our Members and non-member customers without the need to carry these products in our Stockton facility. We anticipate the renovation to be completed during fiscal 2008.

We began an upgrade of our on-board tractor tracking and control system during fiscal 2007 and anticipate completing the upgrade in fiscal 2008. The upgrade will provide better tracking of the fleet to assist in dynamic routing and create more operational efficiencies.

During fiscal 2007, our retail support efforts have centered around offering a new Interactive Ordering System (IOS) hand-held device that allows for multiple applications to operate on one device. We have also helped our retailers upgrade their electronic payment terminals to be compliant with Payment Card Industry regulations.

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

Customers and Core Business

Unified conducts business primarily with its Members on a patronage basis. Earnings from business conducted with Members through its patronage business divisions are distributed in the form of patronage dividends, while the Company retains earnings from non-patronage business conducted with Members. Unified also conducts business with non-member customers on a non-patronage basis. Earnings from business activities transacted with non-members are retained by the Company. The Company’s Member and non-member customers are typically retail grocery store operators ranging in size from single store operators to multiple store chains.

The Company’s core business primarily includes sales to independent supermarket operators who comprise approximately 79% of the Company’s sales. The Company’s core business also includes cash & carry format stores, neighborhood markets and secondary supply business to major chains.

The Company’s largest customer, Smart & Final, Inc., accounted for 12%, 11%, and 11% of total net sales for the fiscal years ended September 29, 2007, September 30, 2006 and October 1, 2005, respectively. Super Center Concepts, Inc. dba Superior Grocers, the Company’s second largest customer, accounted for 10%, 10%, and 8% for the fiscal years ended September 29, 2007, September 30, 2006 and October 1, 2005, respectively. The Company’s next eight largest customers combined accounted for 22%, 21% and 20% of total net sales for the fiscal years ended September 29, 2007, September 30, 2006 and October 1, 2005, respectively.

The Company’s ten largest customers’ accounts receivable accounted for approximately 41%, 33% and 30% of total accounts receivable at September 29, 2007, September 30, 2006 and October 1, 2005, respectively.

We attribute the sales growth discussed in Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Company Overview—Sales Activities,” in part, to the programs and services the Company provides to expand and renew our Member and customer base. We provide real estate services, equipment sales and financing to support existing Members that are remodeling or opening new stores. We also help retailers introduce new products to meet changing consumer demand.

During fiscal 2007, changes to our membership base have occurred as indicated in the following table:

Membership Activity	Number of Members
Membership count as of September 30, 2006	502
New members	14
Members discontinued	(42)

Membership count as of September 29, 2007	474

Several activities have contributed to the decline in membership. Since the beginning of the equity enhancement program (see Item 7, “Equity Enhancement Plan”), a number of the smaller-volume retailers have made the decision to conduct business with Unified as non-member customers rather than as Members. While the pricing program for these non-member customers is higher than that for Members, the benefit is that the change eliminates the need to own Class A and Class B Shares (see “Capital Shares” below). Conducting business as a non-member customer of Unified also allows them to maintain access to the broad product selection we offer that helps them stay competitive. In addition, Members also sold to or combined operations with other Members in fiscal 2007. Of the 42 Members who discontinued during fiscal 2007, 35 converted to non-member customer status with Unified, were sold, or combined operations with other existing Members. In substantially all cases, Unified continued to be their primary supplier. The remaining 7 Members who discontinued during fiscal 2007 either closed their stores or switched to another supplier. The 2007 volume from these 7 Members was $1.3 million. The 2006 volume of the 7 Members was $4.5 million.

Sales in fiscal 2007 from the 14 new Members were $15.4 million. Annualized, this volume would be approximately $21 million.

AG served nearly 200 customers at the time of the AG Acquisition. We anticipate that 100-120 of these customers could eventually become Members of Unified. We expect most of the remaining customers to continue as non-member customers of Unified.

Competitive Strengths

We are a full service provider of products and services to our retail Members and non-member customers. While equity ownership by our Members encourages loyalty, we must still offer them competitive products, pricing and services. We provide nearly all product categories found in a typical supermarket, including dry grocery, frozen food, deli, meat, dairy, eggs, produce, bakery, ethnic, gourmet, specialty foods and general merchandise products. The combination of providing a wide variety of typical products plus an extensive line of specialty, meat and produce makes us unique as compared to our competition. Our services also include insurance, finance, real estate, equipment, advertising support, shelf layout and design, technology and other varied services. We also gather and disseminate industry information to keep our retailers updated on consumer trends, regulations, and products. We help our retailers identify and focus on consumer trends that enhance their opportunity for success. This broad offering allows our retailers to focus their attention on developing differentiation strategies to help them compete more effectively in the marketplace. As they grow, we become stronger as well.

Our scale provides retailers access to vendor support that they would otherwise not have. Support comes in the way of promotional offerings, new items, and other information. With the addition of the AG Acquisition, our annual sales volume should approximate $4 billion.

Corporate or Competitive Strategy

Our strategy is based upon creating success at retail for both our Member and non-member customers. We are focused on helping our retailers understand consumer trends so as to differentiate their stores. Consumers continue to move toward health and wellness and ethnic food choices. Our strategic focus will be to continue our development of programs and services designed with consumers in mind. The retail store is becoming a bigger source of information for customers about the products that are available to them. To provide this information, we are offering more in-store literature to educate consumers about the products we offer, particularly in the health and wellness category. As consumer preferences change, we continue to develop a targeted mix of health and wellness and ethnic products through our Market Centre specialty foods subsidiary.

Capital Shares

There is no established public trading market for Unified’s shares. The Company’s common stock is issued or exchanged solely between the Company and its Members in accordance with the Company’s share purchase requirements and Exchange Value formula (described below) as established by the Board.

The Company exchanges its Class A Shares and Class B Shares with its Members at a price that is based on a formula and is approved by the Board (“Exchange Value Per Share”). Prior to September 30, 2006, the Company computed the Exchange Value Per Share of the Class A and Class B Shares as Book Value divided by the number of Class A and Class B Shares outstanding at the end of the fiscal year. Book Value is computed based on the sum of the fiscal year end balances of Class A and Class B Shares, plus retained earnings, plus (less) accumulated other comprehensive earnings (loss). Effective September 30, 2006, the Company modified its Exchange Value Per Share computation to exclude accumulated other comprehensive earnings (loss) from Book Value. Exchange Value Per Share does not necessarily reflect the amount the net assets of the Company could be sold for or the dollar amount that would be required to replace them.

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

Class B Shares.    Each holder of Class A Shares must also own a number of Class B Shares in an amount established by the Board. Unified requires each Member to hold Class B Shares having an issuance value equal to an amount determined under the Class B Share investment requirement as discussed below (the “Class B Share requirement”). For purposes of determining the Class B Share requirement, each Class B Share held by a Member has an issuance value equal to the Exchange Value Per Share of the Company’s outstanding shares at the close of the fiscal year end prior to the issuance of such Class B Shares. The holders of Class B Shares currently have the right to elect 20% of the authorized number of directors. Except as provided above or by California law, the holders of Class B Shares do not have any other voting rights.

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

Members that were former United members who did not meet the minimum Class B Share ownership requirements at the time of the Merger with Unified were required to (i) purchase additional Class B Shares to cover the deficiency; or (ii) assign at least 80% of the Cooperative Division patronage dividends the shareholder receives in the future to Unified to purchase Class B Shares until the deficiency is eliminated.

Class C Shares.    Members of the Board hold Class C Shares. Each director purchases one Class C Share for its stated value of ten dollars. Class C Shares are non-voting director qualifying shares and share in liquidation at a value of ten dollars per share. During fiscal 2007, the Board approved a resolution to redeem the Class C Shares, and the Company’s intention is to redeem and simultaneously cancel the outstanding shares in fiscal 2008.

Class E Shares.    In December 2002, as part of its fiscal 2003 equity enhancement plan, a new class of equity, denominated “Class E Shares,” was created. Class E Shares were issued as a portion of the patronage dividends issued for the Cooperative Division in fiscal years 2003 through 2007, and may be issued as a portion of the patronage dividends issued for the Cooperative Division in future periods, as determined annually at the discretion of the Board. The Class E Shares have a stated value of $100 per share, and, unless required by law, are non-voting equity securities. Dividends on Class E Shares can be declared and may be payable at the discretion of the Board. Class E Shares are transferable only with the consent of the Company. Pursuant to the Company’s redemption policy, Class E Shares cannot be repurchased for ten years from their date of issuance unless approved by the Board or upon sale or liquidation of the Company. The shares, when redeemed, will be redeemed at stated value.

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

Pursuant to the Merger, Unified agreed to repurchase Excess Class B Shares held by former shareholders of United that were received in the Merger and tendered for redemption prior to January 28, 2001 at the Exchange Value Per Share as of April 2, 1999 of the shares of the Company’s common stock for which the Excess Class B Shares were exchanged in the Merger. The Company purchased such shares by issuing notes referred to as “redemption subordinated notes,” which were payable in twenty equal quarterly principal installments and bore interest at 6% per year. As of September 30, 2006, the balance outstanding on these notes had been fully paid.

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

•

Southern California Dairy Division:    Patronage earnings attributable to the Southern California Dairy Division are generated from sales of products primarily manufactured at a milk, water and juice bottling plant located in Los Angeles, California. Patronage dividends for this division are paid solely to Members who purchase dairy products from the Southern California Dairy Division.

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

The following table summarizes the patronage dividend earnings of Unified during the past three fiscal years.

(dollars in thousands)
Division	2007	2006	2005
Cooperative	$6,528	$10,726	$10,281
Southern California Dairy	10,544	9,731	10,694
Pacific Northwest Dairy	608	516	429

Total	$17,680	$20,973	$21,404

The Company tracks the volume of qualifying patronage purchases by Members from the Company in the respective divisions on an individual member basis. The Cooperative dividend is calculated and distributed at the end of the year in proportion to the qualified patronage sales during the year. During the 2007 Period, the 2006 Period and the 2005 Period, Cooperative patronage dividends have been positively impacted by favorable settlements and legal judgments as well as California workers’ compensation legislative reforms that were passed in 2003 and 2004, summarized as follows:

•

During the 2007 Period, the Company received net settlements whose proceeds increased Cooperative earnings by $0.8 million. In addition, Cooperative earnings were increased by $0.7 million as a result of reduced workers’ compensation reserves relative to years prior to the 2007 Period.

•

During the 2006 Period, the Company received payment of a legal judgment whose net proceeds increased earnings by $3.0 million. In addition, Cooperative earnings were increased $2.6 million as a result of reductions in workers’ compensation reserves relative to years prior to the 2006 Period.

•	During the 2005 Period, Cooperative patronage earnings were increased by $3.4 million as a result of reductions in workers’ compensation reserves relative to years prior to the 2005 Period.

See additional discussion in Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Wholesale Distribution Segment”. Dairy dividends are calculated quarterly and are distributed in proportion to the qualified patronage sales during the quarter. Total patronage earnings are based on the combined results of the Southern California Dairy Division, the Pacific Northwest Dairy Division and the Cooperative Division. In the event of a loss in one division, the Board will make an equitable decision with respect to the treatment of the loss.

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

For fiscal 2005, patronage dividends in the Cooperative Division were paid to Members in the form of:

•	Class B Shares to the extent of any deficiency in the Member meeting its Class B Share requirement; and

•	Class E Shares for the balance of the patronage dividend due to the Member.

For fiscal 2007 and fiscal 2006, patronage dividends in the Cooperative Division were paid to Members as follows:

•	The first 30% of the patronage dividend was distributed in Class E Shares.

•	The remaining 70% of the patronage dividend was distributed as a combination of cash and Class B Shares as follows:

•	The first 20% of this portion of the dividend was paid in cash.

•

The remaining amount was paid in Class B Shares to the extent of any deficiency in the Member meeting its Class B Share requirement, and the remainder was deposited in cash to the Member’s deposit fund.

The accompanying financial statements reflect patronage dividends earned by Members as of the fiscal year ended September 29, 2007. The actual distribution of the dividend is anticipated to take place in early 2008.

Patronage dividends generated by the dairy divisions have historically been paid in cash.

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

The value of a Class B Share for purposes of satisfying the Class B Share requirement is based upon the Exchange Value Per Share at the last fiscal year end prior to the initial issuance of each Class B Share. Former United shareholders were permitted a value of $253.95 per share for the value of shares received in the Merger. Former United shareholders who did not have sufficient Class B Shares immediately following the Merger to meet the minimum deposit requirements were provided with alternatives to eliminate the deficiency over time. The alternatives were: (i) purchase additional Class B Shares to cover the deficiency; or (ii) assign at least 80% of the Cooperative Division patronage dividends the shareholder receives in the future to Unified to purchase Class B Shares until the deficiency is eliminated.

Unified pays no interest on Required Deposits; however, interest is paid at the prime rate for cash deposits in excess of the Member’s Required Deposit amount.

Members typically must satisfy their Class B Share requirement entirely through the holding of Class B Shares by the end of the sixth year of membership. For any given fiscal year after the first year of membership, if a Member does not hold the required amount of Class B Shares after the patronage dividend distribution, additional Class B Shares must be purchased in a quantity sufficient to achieve the requirement. This is accomplished by charging the Member’s cash deposit account in an amount equal to the issuance value of the additional Class B Shares or by direct purchase by the Member. Deposit fund deficiencies occur when Members do not maintain sufficient Required Deposits to meet the Class B Share investment requirement. The Member deposit fund deficiency was approximately $3.5 million, $5.0 million and $5.7 million at September 29, 2007, September 30, 2006 and October 1, 2005, respectively. The deposit fund deficiencies consisted of approximately $2.3 million, $3.7 million and $3.8 million at September 29, 2007, September 30, 2006 and October 1, 2005, respectively, of Members that were approved to build deposit fund requirements over time, and approximately $1.2 million in fiscal 2007, $1.3 million in fiscal 2006 and $1.9 million in fiscal 2005, respectively, of former United members that elected to assign at least 80% of the Cooperative Division patronage dividends to fulfill deposit fund requirements.

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

Tax Matters

Unified is a California corporation operating on a cooperative basis. The Company is subject to federal, state, franchise and other taxes applicable to corporations, such as sales, excise, real and personal property taxes. The Company files consolidated annual income tax returns with its subsidiaries.

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

Under Subchapter T regulations, Unified may deduct for the fiscal year to which they relate the amount of patronage dividends paid in cash and qualified written notices of allocation or other property (except a nonqualified written notice of allocation) within 8-1/2 months after the end of the fiscal year to which the patronage dividends relate. A written notice of allocation will be qualified if Unified pays at least 20% of the patronage dividend in cash, and the Member consents to take the stated dollar amount of the written notice into income in the year in which it is received. Members sign a consent form at the time of membership to satisfy the consent requirement. Members are required to consent to include in their gross income, in the year received, all cash as well as the stated dollar amount of all qualified written notices of allocation, including the Patronage Certificates and the Exchange Value Per Share of the Class B Shares distributed to them as part of the qualified written notices of allocation. Class B Shares distributed as part of the qualified written notices of allocation are also subject to state income and corporation franchise taxes in California and may be subject to these taxes in other states.

Unified is subject to federal income tax and various state taxes on the net earnings of the business with or for Members that are not distributed as qualified written notices of allocation and on the net earnings derived from non-patronage business. In fiscal 2002, as part of its equity enhancement plan, the Company issued nonqualified written notices of allocation in the form of Class B Shares and Patronage Certificates. In fiscal 2005, 2004 and 2003, the Company issued nonqualified written notices of allocation in the form of Class B Shares and Class E Shares. In fiscal 2007 and 2006, the Company issued qualified and nonqualified written notices of allocation in the form of Class B Shares and Class E Shares, respectively. The Member does not include a nonqualified written notice of allocation, whether in Class B Shares, Class E Shares or Patronage Certificates, as taxable income in the year of receipt and the Company is not entitled to an income tax deduction in the year of issuance. When the nonqualified written notice of allocation is redeemed for cash or property, the Member will have ordinary taxable income and the Company will have an income tax deduction for the amount of the redemption.

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

Increased competition has caused the industry to undergo changes as participants seek to lower costs, further increasing pressure on the industry’s already low profit margins. In addition to price competition, food wholesalers also compete with regard to quality, variety and availability of products offered, strength of corporate label brands offered, schedules and reliability of deliveries and the range and quality of services provided.

Continued consolidation in the industry, heightened competition among the Company’s suppliers, new entrants and trends toward vertical integration could create additional competitive pressures that reduce margins and adversely affect the Company’s business, financial condition and results of operations.

The Company may experience reduced sales if Members lose market share to fully integrated chain stores, warehouse stores and supercenters that have gained increased market share. This trend is expected to continue.    These supercenters have benefited from concentrated buying power and low-cost distribution technology, and have increasingly gained market share at the expense of traditional supermarket operators, including some independent operators, many of whom are the Company’s customers. The market share of such alternative format stores is expected to grow in the future, potentially resulting in a loss of sales volume for the Company. A loss of sales volume could potentially cause patronage dividends to be reduced and/or the Exchange Value Per Share of the Company’s shares to decrease, thereby reducing the value of the Members’ Class A and Class B Shares.

We will continue to be subject to the risk of loss of Member and non-member customer volume.    The Company’s operating results are highly dependent upon either maintaining or growing its distribution volume to its customers. The Company’s two largest customers, Smart & Final, Inc., a non-member customer, and Super Center Concepts, Inc. dba Superior Grocers, a Member, and the ten largest Member and non-member customers constituted approximately 12%, 10% and 44%, respectively, of total sales for the fiscal year ended September 29, 2007. A significant loss in membership or volume could adversely affect the Company’s operating results. We will continue to be subject to the risks associated with consolidation within the grocery industry. When independent retailers are acquired by large chains with self-distribution capacity, are driven from business by larger grocery chains, or become large enough to develop their own self-distribution system, we will lose distribution volume. Members may also select other wholesale providers. Reduced volume is normally injurious to profitable operations since fixed costs must be spread over a lower sales volume if the volume cannot be replaced.

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

We are vulnerable to changes in general economic conditions.    The Company is affected by certain economic factors that are beyond its control including inflation. An inflationary economic period could impact the Company’s operating expenses in a variety of areas, including, but not limited to, employee wages, benefits and workers’ compensation insurance, as well as energy and fuel costs. A portion of the risk related to wages and benefits is mitigated by bargaining agreements that contractually determine the amount of such increases. General economic conditions also impact our pension plan liabilities, as the assets funding or supporting these liabilities are invested in securities that are subject to interest rate and stock market fluctuations. A portion of the Company’s debt is at floating interest rates and an inflationary economic cycle typically results in higher interest costs. The Company operates in a highly competitive marketplace and passing on such cost increases to customers could be difficult. To the extent the Company is unable to mitigate increasing costs, patronage dividends may be reduced and/or the Exchange Value Per Share of the Company’s shares may decrease, thereby reducing the value of the Members’ Class A and Class B Shares.

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

The Company may on occasion hold investments in the common and/or preferred stock of Members and suppliers. These investments are generally held at cost or the equity method and are periodically evaluated for impairment. As a result, changes in the economic environment that adversely affect the business of these Members and suppliers could result in the write-down of these investments. This risk is unique to a cooperative form of business in that investments are made to support Members’ businesses, and those economic conditions that adversely affect the Members can also reduce the value of the Company’s investment, and hence the Exchange Value Per Share of the underlying capital shares.

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

We are exposed to potential product liability claims and potential negative publicity surrounding any assertion that the Company’s products caused illness or injury.    The packaging, marketing and distribution of food products purchased from others involve an inherent risk of product liability, product recall and adverse publicity. Such products may contain contaminants that may be inadvertently redistributed by the Company. These contaminants may result in illness, injury or death if such contaminants are not eliminated. Accordingly, the Company maintains stringent quality standards on the products it purchases from suppliers, as well as products manufactured by the Company itself. The Company generally seeks contractual indemnification and insurance coverage from parties supplying its products and rigorously tests its corporate brands and manufactured products to ensure the Company’s quality standards are met. Product liability claims in excess of insurance coverage, as well as the negative publicity surrounding any assertion that the Company’s products caused illness or injury could have a material adverse effect on its reputation and on the Company’s business, financial condition and results of operations.

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

As of September 29, 2007, the Company believes it has sufficient cash flow from operations and availability under the revolving credit agreement to meet operating needs, capital spending requirements and required debt repayments through fiscal 2012. However, if access to operating cash or to the revolving credit agreement becomes restricted, the Company may be compelled to seek alternate sources of cash. The Company cannot assure that alternate sources will provide cash on terms favorable to the Company. Consequently, the inability to access alternate sources of cash on terms similar to its existing agreement could adversely affect the Company’s operations.

The value of our benefit plan assets and liabilities is based on estimates and assumptions, which may prove inaccurate.    The Company’s employees participate in Company sponsored defined pension and postretirement benefit plans. Officers of the Company also participate in a Company sponsored Executive Salary Protection Plan II (“ESPP II”), which provides additional post-termination retirement income based on each participant’s final salary and years of service as an officer of the Company. The postretirement plans provide medical benefits for retired non-union employees, life insurance benefits for retired non-union employees for which active non-union employees are no longer eligible, and lump-sum payouts for unused sick days covering certain eligible union and non-union employees. Liabilities for the ESPP II and postretirement plans are not funded. The Company accounts for these benefit plans in accordance with SFAS No. 87, “Employers’ Accounting for Pensions,” SFAS No. 106 “Employers’ Accounting for Postretirement Benefits Other Than Pensions” and SFAS No. 112 “Employers’ Accounting for Postemployment Benefits,” which require the Company to make actuarial assumptions that are used to calculate the carrying value of the related assets, where applicable, and liabilities and the amount of expenses to be recorded in the Company’s consolidated financial statements. Assumptions include the expected return on plan assets, discount rates, health care cost trend rate, projected life expectancies of plan participants and anticipated salary increases. While we believe the underlying assumptions are appropriate, the carrying value of the related assets and liabilities and the amount of expenses recorded in the consolidated financial statements could differ if other assumptions are used.

Additionally, new accounting pronouncements that require adjustments to shareholders’ equity, such as SFAS No. 158 “Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans,” have the potential to impact companies whose equity securities are issued and redeemed at book value (“book value companies”) disproportionately more than companies whose share values are market-based (“publicly traded”). While valuations of publicly traded companies are primarily driven by their income statement and cash flows, the traded value of the shares of book value companies, however, may be immediately impacted by adjustments affecting shareholders’ equity upon implementation. Therefore, such pronouncements may require companies to redefine the method used to value their shares. As such, the Company modified its Exchange Value Per Share calculation as of September 30, 2006 to exclude accumulated other comprehensive earnings (loss) from Book Value (see Item 1, “Business—Capital Shares”), thereby excluding the potentially volatile impact that the adoption of SFAS No. 158 would have on shareholders’ equity and Exchange Value Per Share.

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

The successful operation of our business depends upon the supply of products, including raw materials, and marketing relationships from other companies, including those supplying our corporate brand products.    The Company depends upon third parties for supply of products, including corporate brand products, and raw materials. Any disruption in the services provided by any of these suppliers, or any failure by them to handle current or higher volumes of activity, could have a material adverse effect on the Company’s business, prospects, financial condition, operating results and cash flows.

The Company participates in various marketing and promotional programs to increase sales volume and reduce merchandise costs. Failure to continue these relationships on terms that are acceptable to Unified, or to obtain adequate marketing relationships, could have a material adverse effect on the Company’s business, prospects, financial condition, operating results and cash flows.

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

Strike or work stoppage by our union employees could disrupt our business. The inability to negotiate acceptable contracts with the unions could result in a strike or work stoppage and increased operating costs resulting from higher wages or benefits paid to union members or replacement workers.    Such outcome could have a material negative impact on the Company’s operations and financial results. Approximately 63% of Unified’s employees are covered by collective bargaining agreements that have various expiration dates ranging through 2010.

If we fail to maintain an effective system of internal controls, we may not be able to detect fraud or report our financial results accurately, which could harm our business and we could be subject to regulatory scrutiny.    Pursuant to Section 404 of the Sarbanes-Oxley Act of 2002 (“Section 404”), Unified will be required, beginning in its fiscal year 2008, to perform an evaluation of the Company’s internal controls over financial reporting, and beginning in fiscal year 2009, Unified’s independent registered public accounting firm will have to test and evaluate the design and operating effectiveness of such controls and publicly attest to such evaluation. The Company has prepared an internal plan of action for compliance with the requirements of Section 404, which includes a timeline and scheduled activities, although as of the date of this filing the Company has not yet completed its effectiveness evaluation. Although the Company believes its internal controls are operating effectively, the Company cannot guarantee that it will not have any material weaknesses. Compliance with the requirements of Section 404 is expected to be expensive and time-consuming. If the Company fails to complete this evaluation in a timely manner, the Company could be subject to regulatory scrutiny and a loss of lender and shareholder confidence in our internal controls. In addition, any failure to implement required new or improved controls, or difficulties encountered in their implementation, could harm the Company’s operating results or cause the Company to fail to meet its reporting obligations.

A loss of our cooperative tax status could increase tax liability.    Subchapter T of the Internal Revenue Code sets forth rules for the tax treatment of cooperatives. As a cooperative, we are allowed to offset patronage income with patronage dividends that are paid in cash or qualified written notices of allocation. However, we are taxed as a typical corporation on the remainder of our earnings from our Member business and on earnings from non-member business. If the Company were not entitled to be taxed as a cooperative under Subchapter T, or if a significant portion of its revenues were from non-member business, its revenues would be taxed when earned by the Company and the Members would be taxed when dividends were distributed. The Internal Revenue Service can challenge the tax status of cooperatives. The Internal Revenue Service has not challenged the Company’s tax status, and the Company would vigorously defend any such challenge. However, if we were not entitled to be taxed as a cooperative, taxation at both the Company and the Member level could have a material, adverse impact on the Company.

A failure to successfully integrate the operations of AG could reduce our profitability.    A failure to successfully integrate the AG Acquisition into our existing operations may cause the Company’s results to not meet anticipated levels. The Company structured the AG Acquisition to minimize financial risk by purchasing only certain assets and assuming only certain liabilities. However, if the value of those assets were to decrease, the Company may experience reduced profitability. Additionally, the Company has commenced integrating AG’s Acquisition into our information technology systems and management processes. If we are unsuccessful in integrating the AG Acquisition, the Company may not achieve projected operating results, management may have to divert valuable resources to oversee and manage the integration, and the Company may have to make additional investments in the acquired operations.

Item 1B.    UNRESOLVED STAFF COMMENTS

Not applicable.

Item 2.    PROPERTIES

The Company’s corporate offices, warehouses and manufacturing facilities as of September 29, 2007 are summarized as follows:

	Approximate Square Footage
Description	Owned	Leased
Corporate offices	74,000	158,000
Dry warehouses	2,168,000	612,000
Refrigerated warehouses	648,000	120,000
Manufacturing facilities	181,000	—

These properties are located in California and Oregon. Subsequent to the AG Acquisition, the Company will be able to further serve the Pacific Northwest region through the addition of leased facilities in Seattle, Washington encompassing approximately 620,000 square feet of dry warehouse space and 284,000 square feet of refrigerated warehouse space. The Company also leases approximately 128,000 square feet of office space and various service buildings in Seattle. These facilities are leased under two-year terms that include two additional one-year renewal options. The Company also acquired 172,000 square feet of leased warehouse space (approximately 70,000 is refrigerated) in Renton, Washington.

Item 3.    LEGAL PROCEEDINGS

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

No matters were submitted to a vote of security holders during the fourth quarter of fiscal 2007.

Additional Item.    EXECUTIVE OFFICERS OF THE REGISTRANT

Please refer to the information under Part III, Item 10, “Directors and Executive Officers of the Registrant” for information regarding the executive officers of the Registrant.

Part II

Item 5.    MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

There is no established public trading market for the Company’s Class A, Class B, Class C or Class E Shares. As of December 13, 2007, the Company’s Class A Shares (167,400 shares outstanding) were held of record by 479 shareholders, Class B Shares (480,172 shares outstanding) were held of record by 617 shareholders, Class C Shares were held of record, one share each, by 15 directors of Unified, and the Company’s Class E Shares (205,330 shares outstanding) were held of record by 625 shareholders.

Company Purchases of Equity Securities

Period	Total Number of Shares Purchased	Average Price Paid Per Share
July 1, 2007 – July 28, 2007	—	$—
July 29, 2007 – August 25, 2007	2,700	$222.82
August 26, 2007 – September 29, 2007	—	$—

Total	2,700	$222.82

Dividends

On January 5, 2007, the Company paid a 6% cash dividend (approximately $0.9 million) on the outstanding Class E Shares of the Company as of September 28, 2006. This cash dividend was the result of favorable, non-recurring events in fiscal 2006 that increased the Company’s earnings (see Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations”). Cash dividends are not generally paid by the Company and may be declared in unique circumstances solely at the discretion of the Board.

Performance Graph

The following graph sets forth the five-year cumulative total shareholder return on the Company’s shares as compared to the cumulative total shareholder return for the same period of the Company’s Peer Group and the S&P 500 Index. The Company’s Peer Group consists of Nash Finch Company, Spartan Stores, Inc. and Supervalu, Inc. These companies were selected on the basis that the companies, although unlike Unified in that they are not structured as cooperative organizations, have certain operational characteristics that are similar to Unified. For example, each of the companies is a full-line distributor of grocery products. While all shares of the companies included in the Peer Group are publicly traded, the Company’s shares are privately held. The Company exchanges its Class A Shares and Class B Shares with its Members at Exchange Value Per Share (see Item 1, “Business—Capital Shares”). The Company’s Class A and Class B Shares are purchased and sold based on the Exchange Value Per Share of the Company at the close of the last fiscal year end prior to sale or purchase. Accordingly, the graphical presentation of the cumulative total return of the companies included in the Peer Group reflects the incremental change in book value of the shares of those companies. For fiscal years prior to 2006, the book value of the peer group was computed based on total equity divided by the number of voting shares as of the dates indicated. In fiscal year 2006, the Company modified the method used to compute the Exchange Value Per Share to exclude Other Comprehensive Income (see Item 1, “Business—Capital Shares”). The book value of the members of the peer group have been computed based on total equity, less other accumulated comprehensive income, divided by the number of outstanding shares for the years 2006 and 2007.

The comparison assumes $100 was invested on September 27, 2003 in the shares of the Company, the shares of the Peer Group and in each of the foregoing indices through September 29, 2007. The historical cost performance on the following graph is not necessarily indicative of future historical cost performance.

This graph shall not be deemed incorporated by reference by any general statement incorporating by reference this Annual Report on Form 10-K into any filing under the Securities Act of 1933 or the Securities Exchange Act of 1934, except to the extent that the Company specifically incorporates this information by reference, and shall not otherwise be deemed filed under such Acts.

Comparison of Five Year* Cumulative Total Return

Among Unified Western Grocers, Inc., S&P 500 Index and Peer Group

*	Fiscal years ended, September 27, 2003, October 2, 2004, October 1, 2005, September 30, 2006 and September 29, 2007.

Item 6.    SELECTED FINANCIAL DATA

The selected financial information below has been compiled from the audited consolidated financial statements of Unified for the fiscal years ended September 29, 2007, September 30, 2006, October 1, 2005, October 2, 2004 and September 27, 2003. The following selected consolidated financial data should be read in conjunction with the Company’s consolidated financial statements and the notes thereto and the information contained in Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations.” Historical results are not necessarily indicative of future results.

(dollars in thousands, except Exchange Value Per Share)
Fiscal Year Ended †	September 29, 2007 (52 Weeks)	September 30, 2006 (52 Weeks)	October 1, 2005 (52 Weeks)	October 2, 2004 (53 Weeks)	September 27, 2003 (52 Weeks)
Net sales	$3,133,441	$2,953,823	$2,866,862	$3,039,953	$2,731,442	(d)
Operating income	55,706	59,353	53,501	50,040	45,840
Earnings from continuing operations before patronage dividends and income taxes	41,866	45,027	38,650	32,720	25,249
Patronage dividends	17,680	20,973	21,404	20,742	16,612
Net earnings	14,406	16,142	10,820	7,406	5,279
Total assets	751,188	717,115	708,049	721,633	740,100
Long-term notes payable	170,010	153,184	156,640	191,694	232,374
Exchange Value Per Share(a)(b)(c)(e)	245.79	222.82	195.72	174.39	163.00

†	The Company’s fiscal year ends on the Saturday nearest September 30.

(a)	During the year ended September 27, 2003, the Company closed seven of its remaining nine operating stores in its discontinued retail business (such retail business was discontinued in fiscal 2002) and obtained binding commitments for the sale and transfer of the leasehold rights for the remaining two stores to Members, which stores were either sold or transferred shortly after fiscal 2003 year end. Sales proceeds realized on the sale of the leasehold rights, store inventories and certain store fixtures were approximately $1.2 million, net of tax which was less than the anticipated estimated proceeds of $5.9 million, net of tax. Also, the Company operated certain stores longer than originally projected in fiscal 2003, and thus the net realizability of certain of the retail business’ remaining assets and liabilities, primarily its estimated lease reserves and settlement costs, were adjusted. The adjustments, which total $5.9 million net of tax, were charged as a reduction to Class A and Class B Shares during the year ended September 27, 2003 pursuant to quasi-reorganization accounting rules.

(b)	Additional adjustments were recorded in fiscal years 2005 and 2004 for lease reserves resulting from the sale and transfer of the remaining two retail locations and other contract and settlement costs relating to the final disposition of the retail business. The adjustments, which totaled $0.1 million and $1.2 million net of tax, respectively, were charged as a reduction to Class A and Class B Shares.

(c)	The Company had approximately $18.6 million, $10.5 million and $14.2 million in net deferred tax assets that were reduced by a tax valuation allowance of zero, $2.8 million and $2.0 million at October 1, 2005, October 2, 2004 and September 27, 2003, respectively. In fiscal 2003, management evaluated the available positive and negative evidence in determining the realizability of the net deferred tax assets at September 27, 2003 and concluded it was more likely than not that the Company would realize a portion of its net deferred tax assets. In reaching this conclusion, significant weight was given to the Company’s exit from the retail business and other unprofitable subsidiary operations and the continued profitability of its continuing operations. Accordingly, the valuation allowance was reduced by $4.4 million as of September 27, 2003, and pursuant to quasi-reorganization accounting rules, the reduction in the valuation allowance was recorded as an increase to Class A and Class B Shares. Management evaluated the available positive and negative evidence in assessing the Company’s ability to realize the benefits of the net deferred tax assets at October 1, 2005 and concluded it is more likely than not that the Company no longer required a tax valuation allowance. The valuation allowance was reduced by $2.7 million as of October 1, 2005 and the reduction was recorded as an increase to Class A and Class B Shares. The net deferred tax assets should be realized through future operating results and the reversal of taxable temporary differences.

(d)	As discussed in Note 1 of Notes to Consolidated Financial Statements in Item 8, the Company adopted Emerging Issues Task Force (“EITF”) Issue No. 03-10, “Application of Issue No. 02-16 by Resellers to Sales Incentives Offered to Consumers by Manufacturers” (“EITF No. 03-10”) beginning with its second quarter of fiscal 2004, which requires manufacturers’ sales incentives offered directly to consumers that do not meet certain criteria to be reflected as a reduction of revenue in the financial statements of a reseller. Pursuant to the transition guidance contained in EITF No. 03-10, the Company reclassified its net sales, cost of sales and distribution, selling and administrative expenses for the year ended September 27, 2003 to reflect the impact of EITF No. 03-10. Accordingly, for the years ended September 29, 2007, September 30, 2006, October 1, 2005 and October 2, 2004, $107.2 million, $100.1 million, $93.9 million and $86.6 million, respectively, of such consideration were classified as a reduction in cost of sales, and for the year ended September 27, 2003, $87.6 million of such consideration was reclassified as a reduction in cost of sales with a corresponding reduction in net sales. In addition, for the years ended September 29, 2007, September 30, 2006, October 1, 2005 and October 2, 2004, $0.6 million, $0.6 million, $0.8 million and $0.6 million, respectively, were classified as a reduction in distribution, selling and administrative expenses, and for the year ended September 27, 2003, $0.7 million was reclassified as a reduction in distribution, selling and administrative expenses with a corresponding increase in cost of sales. The application of EITF No. 03-10 had no effect on net earnings.

(e)	The Company exchanges its Class A Shares and Class B Shares with its Members at a price that is based on a formula and is approved by the Board (“Exchange Value Per Share”). Prior to September 30, 2006, the Company computed the Exchange Value Per Share of the Class A and Class B Shares as Book Value divided by the number of Class A and Class B Shares outstanding at the end of the fiscal year. Book Value is computed based on the sum of the fiscal year end balances of Class A and Class B Shares, plus retained earnings, plus (less) accumulated other comprehensive earnings (loss). Effective September 30, 2006, the Company modified its Exchange Value Per Share computation to exclude accumulated other comprehensive earnings (loss) from Book Value. Exchange Value Per Share does not necessarily reflect the amount the net assets the Company could be sold for or the dollar amount that would be required to replace them.

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

COMPANY OVERVIEW

Unified, a California corporation organized in 1922 and incorporated in 1925, is a retailer-owned grocery wholesale cooperative serving supermarket operators primarily located in the western United States and in the South Pacific. In early fiscal 2008, we purchased certain assets and assumed certain liabilities of AG. AG primarily served Washington, Oregon, Alaska and the South Pacific. The AG Acquisition will strengthen our presence in those markets.

The Company sells a wide variety of grocery-related and general merchandise products to its customers. The Company also provides financing and insurance services to its customers, as well as retail support services including promotional planning, technology support services, equipment purchasing services and real estate services. The Company does business primarily with Members on a patronage basis. Retailers may do business with the Company as non-member customers on a non-patronage basis.

We operate our business in two reportable business segments: (1) Wholesale Distribution and (2) Insurance. All remaining business activities are grouped into “All Other” (see Note 14 of Notes to Consolidated Financial Statements in Item 8, “Financial Statements and Supplementary Data”).

Sales Activities

Our net sales were $3.13 billion, an overall sales increase of $179.6 million, or 6.1%, for the fiscal year ended September 29, 2007 (“2007 Period”) as compared to net sales of $2.95 billion in the fiscal year ended September 30, 2006 (“2006 Period”). This increase was due primarily to a $105.3 million, or 3.6%, sales increase in our continuing customer business driven primarily by new store openings, growth in our perishable divisions, and growth in our specialty grocery subsidiary and $45.5 million due to inflation in meat, produce and dairy costs. During the 2007 Period, we began supplying customers that were previously served by competitors, resulting in a $51.7 million increase in net sales. Sales related to customers who discontinued their business with us in the 2006 Period and began purchasing from competitors resulted in a $21.8 million decline in net sales in the 2007 Period versus the 2006 Period. Net sales in our insurance segment declined $0.8 million in the 2007 Period versus the 2006 Period due to a reduction in rates and policy renewals associated with our California workers’ compensation insurance product. Net sales in our All Other business activities decreased $0.3 million in the 2007 Period versus the 2006 Period.

The addition of sales from the AG Acquisition is expected to grow our sales to approximately $4 billion annually.

Results of Operations

The following discussion of the Company’s financial condition and results of operations should be read in conjunction with Item 6, “Selected Consolidated Financial Data” and the consolidated financial statements and notes to the consolidated financial statements, specifically Note 14 to Notes to Consolidated Financial Statements, “Segment Reporting,” included elsewhere in this report. Certain statements in the following discussion are not historical in nature and should be considered to be forward-looking statements that are inherently uncertain.

The following table sets forth selected consolidated financial data of Unified expressed as a percentage of net sales for the periods indicated below:

Fiscal Year Ended	September 29, 2007	September 30, 2006	October 1, 2005
Net sales	100.0%	100.0%	100.0%
Cost of sales	90.4	90.0	89.8
Distribution, selling and administrative expenses	7.8	8.0	8.3

Operating income	1.8	2.0	1.9
Interest expense	0.4	0.5	0.5
Patronage dividends	0.6	0.7	0.7
Income taxes	0.3	0.3	0.3

Net earnings	0.5%	0.5%	0.4%

Fiscal Year Ended September 29, 2007 (“2007 Period”) Compared to Fiscal Year Ended September 30, 2006 (“2006 Period”)

Overview of the 2007 Period.    Our consolidated operating income decreased by $3.7 million to $55.7 million in the 2007 Period compared to $59.4 million in the 2006 Period. The decrease was driven by a decline in the Insurance segment and was partially offset by increased operating income for our Wholesale Distribution segment over the 2006 Period.

•

Wholesale Distribution Segment:    The Wholesale Distribution segment operates primarily within three marketing areas made up of its Southern California, Northern California and Pacific Northwest regions. The Wholesale Distribution segment experienced an overall net increase in operating income of $0.2 million to $51.5 million in the 2007 Period compared to $51.3 million in the 2006 Period. The increase in operating income was due primarily to increased sales, partially offset by an increase in operating expenses related primarily to favorable events that took place in the 2006 Period and did not re-occur in the 2007 Period. See additional discussion under “Net sales—Wholesale Distribution Segment” and “Distribution, selling and administrative expenses—Wholesale Distribution Segment.”

•

Insurance Segment:    The Company’s insurance business includes the results of operations for the Company’s three insurance subsidiaries (Grocers and Merchants Insurance Service, Inc., Springfield Insurance Company and Springfield Insurance Company, Ltd.). These subsidiaries provide insurance and insurance-related services, including workers’ compensation and liability insurance policies, to both the Company and its Member and non-member customers. Operating income declined $3.9 million in the Company’s Insurance segment to $5.1 million in the 2007 Period compared to $9.0 million in the 2006 Period. In 2003 and 2004, the California Legislature passed workers’ compensation reforms that have helped to reduce the cost of claims, particularly with respect to medical costs. In the 2006 Period, we experienced reduced claims costs on older policy years, resulting in a favorable adjustment to claims reserves. In the 2007 Period, estimated costs related to older policy years stabilized, resulting in no significant reductions in loss reserves related to earlier periods.

•

All Other:    All remaining business activities are grouped into “All Other.” All Other business activities primarily consist of our finance subsidiary and the consolidation of a variable interest entity as discussed in Note 2 of Notes to Consolidated Financial Statements in Item 8, “Financial Statements and Supplementary Data.” Operating income was consistent with a loss of $0.9 million in each of the 2007 and 2006 Periods.

The following tables summarize the performance of each business segment for the 2007 and 2006 Periods.

Wholesale Distribution Segment

(dollars in thousands)
	2007	2006	Difference
Net sales	$3,118,748	$2,938,073	$180,675
Cost of sales	2,829,765	2,658,864	170,901
Distribution, selling and administrative expenses	237,476	227,947	9,529

Operating income	$51,507	$51,262	$245

Insurance Segment

(dollars in thousands)
	2007	2006	Difference
Gross sales—premiums earned	$26,614	$22,163	$4,451
Inter-segment eliminations	(13,174)	(7,975)	(5,199)

Net sales—premiums earned	13,440	14,188	(748)
Cost of sales (including underwriting expenses)	2,242	(1,586)	3,828
Selling and administrative expenses	6,138	6,824	(686)

Operating income (loss)	$5,060	$8,950	$(3,890)

All Other

(dollars in thousands)
	2007	2006	Difference
Gross sales	$2,576	$2,322	$254
Inter-segment eliminations	(1,323)	(760)	(563)

Net sales	1,253	1,562	(309)
Selling and administrative expenses	2,114	2,421	(307)

Operating loss	$(861)	$(859)	$(2)

Net sales.    Consolidated net sales increased $0.18 billion to $3.13 billion in the 2007 Period compared to $2.95 billion for the 2006 Period.

•

Wholesale Distribution Segment:    Net Wholesale Distribution sales increased $180.7 million to $3.119 billion in the 2007 Period compared to $2.938 billion for the 2006 Period. We continued to experience sales growth through new store openings by our customers and growth in sales within our Market Centre subsidiary.

Continuing Customer Sales Growth

•

Approximately $105.3 million of sales increases were due to new store locations and growth in our distribution volume at existing locations, including a $32.0 million growth in our perishables product offerings such as meat, produce, service deli and service bakery, and a $39.1 million growth in our Market Centre subsidiary.

•	Inflation in meat, produce and dairy costs has accounted for $45.5 million in sales increases in the 2007 Period compared to the 2006 Period.

Customer Changes

•	Sales to customers that were previously served by competitors resulted in a $51.7 million increase in sales in the 2007 Period.

•	Sales to customers that discontinued business with us and began purchasing their products from competitors resulted in a $21.8 million sales decline in the 2007 Period.

•

Insurance Segment:    Net sales, consisting principally of premium revenues, decreased $0.8 million to $13.4 million in the 2007 Period compared to $14.2 million in the 2006 Period due primarily to decreased premium rates charged to California customers for workers’ compensation insurance. Our Insurance segment primarily sells workers’ compensation coverage in California. The California legislature passed legislation in 2003 and 2004 to allow greater controls over medical and indemnity costs related to workers’ compensation. These cost reductions have led to lower policy premiums in the 2007 Period compared to the 2006 Period.

•	All Other: Net sales decreased $0.3 million to $1.3 million in the 2007 Period compared to $1.6 million for the 2006 Period.

Cost of sales (including underwriting expenses).    Consolidated costs increased $0.1 billion to $2.8 billion for the 2007 Period compared to $2.7 billion for the 2006 Period and comprised 90.4% and 90.0% of consolidated net sales for the 2007 and 2006 Periods, respectively.

•

Wholesale Distribution Segment:    Cost of sales increased by $170.9 million to $2.8 billion in the 2007 Period compared to $2.7 billion in the 2006 Period. As a percentage of net wholesale sales, cost of sales was 90.7% and 90.5% for the 2007 and 2006 Periods, respectively. Several factors contributed to the 0.2% increase in cost of sales as a percentage of net wholesale sales.

•

A change in product and Member sales mix contributed to a 0.2% increase in cost of sales as a percent of net wholesale sales. Our growth was primarily in products that carry a higher cost of sales as a percent of net sales compared to the 2006 Period product mix average. In addition, our larger customers have driven the sales growth in new store openings. These customers typically pick up their orders from our facilities, and their larger order sizes allow for higher operational efficiencies but result in lower margins. As a result, the margin on these customers was lower than average and increased our overall cost of sales as a percent of net wholesale sales.

•

Vendor promotional support contributed to cost of sales is consistent with the prior year as a percentage of net wholesale sales. Our vendors and brokers are continually evaluating their go-to-market strategies to effectively promote their products. Changes in their strategies could have a favorable or unfavorable impact on our financial performance. See additional discussion under “Critical Accounting Policies and Estimates—Vendor Funds.”

•

Insurance Segment:    Cost of sales (including underwriting expenses), primarily consisting of claims loss and loss adjustment expenses, underwriting expenses, commissions, premium taxes and regulatory fees, increased $3.8 million to $2.2 million in the 2007 Period compared to $(1.6) million in the 2006 Period. This is primarily due to a decline in required loss reserves and a reduction in cost of sales in the 2006 Period. In the 2007 Period, loss reserves stabilized and required no further reductions in loss reserves related to earlier periods. During 2003 and 2004, California legislative reforms were passed aimed at reducing the rising cost of workers’ compensation expenses, primarily in the cost of providing health care. As a result of these reforms, in the 2006 Period we experienced reductions in costs associated with (1) claims loss expense and loss reserve expenses (consisting of payments to health care providers and injured workers, along with estimates of claims not yet resolved), and (2) loss adjustments expenses (consisting of adjudication expenses and legal expenses associated with defending claims). The cost of insurance and the sufficiency of loss reserves are also impacted by actuarial estimates based on a detailed analysis of health care cost trends, mortality rates, claims history, demographics and industry trends. As a result, the amount of loss reserves and future expenses is significantly affected by these variables and may significantly change, depending on the cost of providing benefits and the results of further legislative action. See additional discussion related to insurance reserves under “Risk Factors”—“Our insurance reserves may be inadequate if unexpected losses occur.”

Distribution, selling and administrative expenses.    As a percent to net sales, consolidated distribution, selling and administrative expenses decreased 0.2% to 7.8% in the 2007 Period from 8.0% in the 2006 Period, but increased $8.5 million to $245.7 million in the 2007 Period compared to $237.2 million in the 2006 Period primarily due to higher sales.

•

Wholesale Distribution Segment:    Distribution, selling and administrative expenses increased $9.6 million to $237.5 million in the 2007 Period compared to $227.9 million in the 2006 Period. Of this increase, $11.8 million was related to prior year non-recurring favorable legal judgments and workers’

compensation loss reserve adjustments, as well as variable expenses associated with sales growth, and was partially offset by a $2.2 million reduction in costs related to employee benefits and insurance expenses (discussed in further detail below). Distribution, selling and administrative expenses comprised 7.6% and 7.8% of net wholesale sales for the 2007 and 2006 Periods, respectively. The decrease in expenses as a percentage of net wholesale sales is due primarily to higher sales in the 2007 Period as compared to the 2006 Period.

•

Legal Judgments and Settlements:    During the 2006 Period, Unified received payment of a judgment in favor of the Company whose net proceeds, after payment of attorneys’ fees, reduced costs by $3.0 million. During the 2007 Period, Unified received net settlements whose proceeds reduced costs by $0.8 million. This lower level of favorable legal judgments effectively increased costs by $2.2 million, or 0.1% as a percentage of net wholesale sales during the 2007 Period.

•

Workers’ Compensation Expense:    Through December 31, 2006, the Company’s Wholesale Distribution segment was self-insured up to $300,000 per incident with a stop loss coverage provided by our Insurance segment up to $1.0 million and third party coverage over that amount. Effective January 1, 2007, workers’ compensation coverage is provided entirely through the Insurance segment up to $1.0 million per incident and third party coverage over that amount. Loss accruals up to the stop loss coverage are made based on actuarially developed loss estimates. Our workers’ compensation expense in the 2007 Period increased by $1.9 million, but remained flat as a percent of net wholesale sales. Related to the California legislative reforms for workers’ compensation passed in 2003 and 2004, we experienced reductions in costs in the 2007 and 2006 Periods associated with lower required loss reserves which reduced workers’ compensation expenses. Additionally, the cost of insurance and the sufficiency of loss reserves are also impacted by actuarial estimates based on a detailed analysis of health care cost trends, mortality rates, claims history, demographics and industry trends. As a result, the amount of loss reserves and future expenses is significantly affected by these variables and may significantly change, depending on the cost of providing benefits and the results of further legislative action. See additional discussion related to insurance reserves under “Risk Factors”—“Our insurance reserves may be inadequate if unexpected losses occur.”

•	Other Expense Changes: General expenses increased $7.7 million, but declined 0.1% as a percent of net wholesale sales, due to the $180.6 million increase in net wholesale sales.

The following expenses decreased in the 2007 Period compared to the 2006 Period, partially offsetting the increases in distribution, selling and administrative expenses discussed above:

•

Pension and Other Postretirement Benefits and Health Care Expenses:    During the 2007 Period, we experienced postretirement benefit cost decreases of $2.3 million, primarily due to plan changes and the favorable impact of changes in actuarial assumptions, partially offset by an increase in health care expenses of $1.5 million. This resulted in a $0.8 million, or 0.1% as a percent of net wholesale sales, net decrease in employee benefits expense. See additional discussion on benefit plan assets and liabilities under “Risk Factors”—“The value of our benefit plan assets and liabilities is based on estimates and assumptions, which may prove inaccurate.”

•

Life Insurance Expense:    During the 2007 Period, we experienced increased income due to appreciation in policy values of executive life insurance policies by $1.4 million, or 0.1% as a percent of net wholesale sales as compared to the 2006 Period.

•	Insurance Segment: Selling and administrative expenses for the Insurance segment were $6.1 million for the 2007 Period and $6.8 million for the 2006 Period.

•

All Other:    Selling and administrative expenses for the Company’s All Other business activities for the 2007 Period were $2.1 million compared to $2.5 million for the 2006 Period. During the 2006 Period, we recorded higher lease reserves on properties associated with our variable interest entity. During the 2007 Period, additional lease reserves were not required, resulting in lower selling and administrative expenses as compared to the 2006 Period.

Interest.    Interest expense was $13.8 million in the 2007 Period compared to $14.3 million in the 2006 Period and comprised 0.4% and 0.5% of consolidated net sales for the 2007 Period and the 2006 Period, respectively. Factors contributing to the decrease in interest expense are as follows:

•	Interest expense on our primary debt instruments was $11.1 million and $11.5 million for the 2007 and 2006 Periods, respectively.

•

Weighted Average Borrowings:    Interest expense increased $0.5 million over the 2006 Period due to an increase in our weighted average borrowings (net of $0.9 million of capitalized interest related primarily to improvements for the Stockton warehouse). Weighted average borrowings increased by $16.5 million due to principal payments on secondary notes (i.e. Capital Investment Notes), payment of patronage dividends, Class E Share dividends and increased capital expenditures, partially offset by improved cash flow from operations and our Equity Enhancement Program (see “Liquidity and Capital Resources—Equity Enhancement Plan”).

•

Interest Rates:    Interest expense declined $0.9 million over the 2006 Period due to a decrease in our effective borrowing rate. Our effective borrowing rate for the combined primary debt, made up of the revolving line of credit and senior secured notes, was 7.2% and 7.7% for the 2007 and 2006 Periods, respectively. Two primary factors contributed to the decrease in interest rates. First, we amended and restated our Senior Note Agreement in fiscal 2006 (see “Outstanding Debt and Other Financing Arrangements”), thereby reducing our effective interest rate on this debt. Second, we signed an agreement on December 5, 2006 to amend and restate our revolving credit facility and realized a reduction in our interest rate margin over the base borrowing rate on the revolving line of credit. In addition, we were able to lower the fees associated with the financing, which had the impact of lowering our overall borrowing costs. Partially offsetting the foregoing factors and consistent with the overall market interest rate change, the base borrowing rate on the revolving line of credit increased over the 2006 Period, offsetting the reduction in interest rate margin.

Borrowings on our revolving credit agreement are subject to market rate fluctuations. A 25 basis point change in the market rate of interest over the 2007 Period would result in a $0.2 million increase or decrease in corresponding interest expense.

•	Interest expense on all our other outstanding debt instruments was $2.7 million in the 2007 Period, a decrease of $0.1 million compared to $2.8 million in the 2006 Period.

Patronage dividends.    Patronage dividends for the 2007 Period were $17.7 million, compared to $20.9 million in the 2006 Period, a decrease of 15.7%. Patronage dividends for the 2007 Period consisted of the patronage earnings from the Company’s three patronage earning divisions: the Southern California Dairy Division, the Pacific Northwest Dairy Division and the Cooperative Division. For the 2007 and 2006 Periods, respectively, the Company had patronage earnings of $10.6 million and $9.7 million in the Southern California Dairy Division, $0.6 million and $0.5 million in the Pacific Northwest Dairy Division and $6.5 million and $10.7 million in the Cooperative Division. During the 2007 Period and the 2006 Period, Cooperative patronage dividends have been positively impacted by favorable settlements and legal judgments as well as California workers’ compensation legislative reforms that were passed in 2003 and 2004, summarized as follows:

•

During the 2007 Period, the Company received net settlements whose proceeds increased Cooperative earnings by $0.8 million. In addition, Cooperative earnings were increased by $0.7 million as a result of reduced workers’ compensation reserves relative to years prior to the 2007 Period.

•

During the 2006 Period, the Company received payment of a legal judgment whose net proceeds increased earnings by $3.0 million. In addition, Cooperative earnings were increased $2.6 million as a result of reductions in workers’ compensation reserves relative to years prior to the 2006 Period.

Income taxes.    Income tax expense was $9.8 million for the 2007 Period compared to $7.9 million for the 2006 Period. The Company’s effective income tax rate was 40.4% for the 2007 Period compared to 32.9% for the 2006 Period. The tax rate for the 2007 Period approximates statutory rates and was higher than the 2006 Period because the 2006 Period reflected the recognition of California Enterprise Zone Tax Credits and fluctuations in permanent differences between book and taxable income.

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

The following tables summarize the performance of each business segment for the 2006 and 2005 Periods.

Wholesale Distribution Segment

(dollars in thousands)
	2006	2005	Difference
Net sales	$2,938,073	$2,842,348	$95,725
Cost of sales	2,658,864	2,565,599	93,265
Distribution, selling and administrative expenses	227,947	226,664	1,283

Operating income	$51,262	$50,085	$1,177

Insurance Segment

(dollars in thousands)
	2006	2005	Difference
Gross sales - premiums earned	$22,163	$30,331	$(8,168)
Inter-segment eliminations	(7,975)	(7,574)	(401)

Net sales - premiums earned	14,188	22,757	(8,569)
Cost of sales (including underwriting expenses)	(1,586)	10,337	(11,923)
Selling and administrative expenses	6,824	8,388	(1,564)

Operating income	$8,950	$4,032	$4,918

All Other

(dollars in thousands)
	2006	2005	Difference
Gross sales	$2,322	$2,250	$72
Inter-segment eliminations	(760)	(493)	(267)

Net sales	1,562	1,757	(195)
Selling and administrative expenses	2,421	2,373	48

Operating loss	$(859)	$(616)	$(243)

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

During the 2006 Period, Unified received payment of a judgment in favor of the Company whose net proceeds, after payment of attorneys’ fees, reduced costs $3.0 million, or 0.1% as a percent of net wholesale sales (see Note 13 of Notes to Consolidated Financial Statements in Item 8, “Financial Statements and Supplementary Data”). Additional factors contributing to the decrease in expenses as a percent of net wholesale sales are as follows:

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

Changes in all other outstanding debt instruments resulted in a $0.1 million decrease in expense in the 2006 Period as compared to the 2005 Period.

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

Cash Flow

The Company continued to generate positive cash flow from operations during the 2007 Period. Cash from operations and financing activities was used for investing activities, including providing financing to Members, capital expenditures, redemption of Members’ capital shares and reinvesting proceeds from maturing investments.

As a result of these activities, net cash, consisting of cash and cash equivalents, increased by $8.5 million to $19.7 million as of the fiscal year ended September 29, 2007, compared to $11.2 million as of the fiscal year ended September 30, 2006.

The following table summarizes the impact of operating, investing and financing activities from continuing operations on the Company’s cash flows for the 2007 and 2006 Periods:

(dollars in thousands)
Summary of Net Increase (Decrease) in Total Cash Flows	2007	2006	Difference
Cash provided by continuing operating activities	$50,826	$8,459	$42,367
Cash utilized by investing activities	(57,986)	(14,652)	(43,334)
Cash provided (utilized) by financing activities	15,729	(94)	15,823

Total increase (decrease) in cash flows	$8,569	$(6,287)	$14,856

Net cash provided by operating, investing and financing activities increased $14.8 million to $8.5 million for the 2007 Period compared to net cash used of $6.3 million for the 2006 Period. The improvement in net cash for the 2007 Period occurred primarily as a result of increased cash provided by operating activities of $42.3 million and increased cash provided by financing activities of $15.8 million due to increased long-term debt as the Company financed improvements to its infrastructure. This improvement was partially offset by increased cash used by investing activities of $43.3 million due primarily to increased capital expenditures and decreased net proceeds from sales of investments by the Company’s insurance subsidiaries. Working capital was $87.5 million and $99.1 million, respectively, and the current ratio was 1.3 at September 29, 2007 and September 30, 2006.

Operating Activities:    Net cash provided by operating activities increased by $42.3 million to $50.8 million for the 2007 Period compared to $8.5 million for the 2006 Period. The increase in cash provided by operating activities compared to the 2006 Period was attributable primarily to decreases between the periods in cash utilized to pay accounts payable and accrued liabilities ($22.9 million), as well as a reduction in cash used for the purchase of inventories and to pay for prepaid expenses ($19.7 million). Additionally, $13.6 million in cash was provided from net sales and purchases of trading securities for the Company’s insurance subsidiaries. These increases of $56.2 million in cash provided were partially offset by increased pension plan contributions ($1.1 million), increased accounts receivable between the periods ($2.0 million), increased cash surrender value of life insurance policies (see “Investing Activities” below) related to appreciation in policy values ($2.0 million) and reduced growth between the periods in long-term liabilities ($6.2 million). In addition, net cash of $2.6 million was used by other operating activities.

Investing Activities:    Net cash used in investing activities increased by $43.3 million to $58.0 million for the 2007 Period compared to $14.7 million utilized in the 2006 Period. The increase in cash used for investing activities during the 2007 Period as compared to the 2006 Period was due mainly to (1) increases in net capital expenditures of $20.7 million for a renovation of a Company-owned facility and purchases of warehouse and computer equipment, (2) increases in other assets of $2.8 million consisting primarily of life insurance policies held in support of the Company’s executive salary protection plan (excluding the 2007 Period increase in cash surrender value, which is shown as a component of operating activities) and premium deposits for workers’ compensation insurance (see Note 11 to Notes to Consolidated Financial Statements in Item 8, “Financial Statements and Supplementary Data”), and (3) decreases of $22.0 million in net proceeds from sales of investments by the Company’s insurance subsidiaries, consisting of the purchase and sale of securities to replace maturing investments in their portfolios. This $45.5 million in cash used was partially offset by $2.2 million due to (1) decreased notes receivable, reflecting normal fluctuations in loan activity to Members for their inventory and equipment financing, and (2) proceeds from the disposition of assets. Spending on investing activities is expected to be funded by existing cash balances, cash generated from operations or additional borrowings.

Financing Activities:    Net cash provided by financing activities was approximately $15.7 million for the 2007 Period compared to $0.1 million utilized for the 2006 Period. The net increase of $15.8 million in cash provided by financing activities for the 2007 Period as compared to the 2006 Period was due primarily to changes in the Company’s long-term and short-term notes payable and deferred financing fees, an increase of $19.4 million resulting from higher borrowings and the payment of financing fees associated with the Company’s amendment and restatement of its secured revolving credit facility (see “Credit Facilities” and “Contractual Obligations and Commercial Commitments” below). This increase in cash was partially offset by cash utilized as a result of changes in Member investment activities and share redemptions of $3.6 million. Future cash used by financing activities is expected to be funded by the Company’s continuing operating cash flow and the positive impact of the Equity Enhancement Plan to meet operating and capital spending requirements (see “Equity Enhancement Plan” below).

Equity Enhancement Plan

In fiscal 2002, the Company initiated an equity enhancement plan designed to build equity in the Company for future investment in the business and other infrastructure improvements. In fiscal 2002, a portion of the patronage dividend was retained in the form of patronage dividend certificates that mature in fiscal 2008. In November 2002, the Company amended its Bylaws, increasing the required holdings of Class A Shares from 100 shares in fiscal 2002 to 350 shares by the end of fiscal 2007. In addition, in fiscal 2003, the Company introduced a new class of capital stock, denominated “Class E Shares.” Class E Shares were issued as part of the patronage dividends issued in fiscal years 2007, 2006, 2005, 2004 and 2003 for the Cooperative Division and are available to be issued in future years at the discretion of the Board.

Credit Facilities

The Company has a $225 million revolving credit agreement, expiring on January 31, 2012. The revolving credit agreement contains an option to expand to $300 million in the future. See “Contractual Obligations and Commercial Commitments” for additional information. The Company borrowed $77.0 million under the facility as of September 29, 2007, with access to a significant amount of capital (based on the amounts indicated above) under this facility still available to the Company. In addition, on January 6, 2006, the Company amended and restated its Senior Note Agreement with John Hancock Life Insurance Company (see “Outstanding Debt and Other Financing Arrangements”). This amended and restated Senior Note Agreement provided an additional $6.2 million in funds to the Company and extended the maturity date to January 1, 2016 from April 1, 2008 and October 1, 2009 on $86.0 million of the notes.

Pension and Postretirement Benefit Plans

The Company’s employees not subject to a collective bargaining agreement participate in a cash balance pension plan (the “Benefit Plan”) sponsored by the Company. Under the Benefit Plan, participants are credited with an annual accrual based on years of service with the Company. The Company makes contributions to the Benefit Plan in amounts that are at least sufficient to meet the minimum funding requirements of applicable laws and regulations, but no more than amounts deductible for federal income tax purposes. The Company also has an

Executive Salary Protection Plan (“ESPP II”) that provides supplemental post-termination retirement income based on each participant’s final salary and years of service as an officer of the Company. During fiscal 2007, the Company contributed $1.1 million and $3.4 million to the Benefit Plan for the 2006 plan year and 2007 plan year, respectively. In addition, the Company also contributed $0.6 million in fiscal 2007 to the ESPP II Plan to fund benefit payments to participants. At this time, the Company expects to make estimated contributions to the Benefit Plan totaling $10.7 million in fiscal 2008 for the 2008 plan year ($4.7 million) and 2007 plan year ($6.0 million). Additional contributions, if any, for the 2007 plan year will be due by September 15, 2008, while contributions for the 2008 plan year will be due by September 15, 2009. In addition, the Company expects to contribute $1.3 million to the ESPP II Plan to fund projected benefit payments to participants in fiscal 2008.

Assuming a long-term rate of return on plan assets of 8.50%, a discount rate of 6.50% and certain other assumptions, the Company estimates that its combined pension expense for the Benefit Plan and ESPP II for fiscal 2008 will be approximately $4.6 million. Future pension expense will be affected by future investment performance, discount rates and other variables such as expected rate of compensation increases and mortality rates relating to plan participants. Decreasing both the discount rate and projected salary increase assumptions by 0.5% would increase the Company’s projected fiscal 2008 pension expense for the Benefit Plan and ESPP II by approximately $0.4 million.

The Company sponsors postretirement benefit plans that cover both nonunion and union employees. Retired nonunion employees currently are eligible for a plan providing medical benefits and a certain group of retired nonunion employees currently participate in a plan providing life insurance benefits for which active nonunion employees are no longer eligible.

Assuming a discount rate of 6.50% and certain other assumptions, the Company estimates that postretirement expense for fiscal 2008 will be approximately $3.7 million. Future postretirement expense will be affected by discount rates and other variables such as expected rate of compensation increases and projected health care trend rates.

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

Contractual Obligations and Commercial Commitments

At September 29, 2007, the Company was contingently liable with respect to ten lease guarantees for certain Members with commitments expiring through 2017. The Company believes the locations underlying these leases are marketable and, accordingly, that it will be able to recover a substantial portion of the guaranteed amounts in the event the Company is required to satisfy its obligations under the guarantees. In addition to the lease guarantees, the Company also guarantees certain third-party loans issued to Members and standby letters of credit to certain beneficiaries. Accordingly, with respect to the third-party loan guarantees, the Company would be required to pay these obligations in the event of default by the Member. The Company would be obligated under the standby letters of credit to the extent of any amount utilized by the beneficiaries.

During fiscal 2006 and 2004, the Company entered into two lease guarantees with two of its Members. The guarantees have twenty-year and ten-year terms, respectively, and as of September 29, 2007, the maximum potential amount of future payments that the Company could be required to make as a result of the Member’s non-payment of rent is approximately $3.5 million and $2.1 million, respectively. Pursuant to Financial Accounting Standards Board Interpretation No. 45, “Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others,” Unified has recorded a liability in connection with these guarantee arrangements. These liabilities, which amount to approximately $0.4 million and $0.1 million, respectively, at September 29, 2007, represent the premiums receivable from the Members as consideration for the guarantees, and are deemed to be the fair value of the lease guarantees. The Company does not believe, based on historical experience and information currently available, that it is probable that any amounts will be required to be paid under these guarantee arrangements.

The Company’s contractual obligations and commercial commitments at September 29, 2007 are summarized as follows:

(dollars in thousands)
	Payments due by period
Contractual Obligations	Total	Less than 1 year	1-3 years	4-5 years	More than 5 years
Senior secured notes	$95,637	$4,940	$4,697	$6,158	$79,842
Revolving lines of credit	77,000	—	—	—	77,000
Operating lease obligations	123,545	19,295	32,279	26,196	45,775
Capital lease obligations	472	152	320	—	—
Other long-term obligations	—	—	—	—	—
Secured borrowings to banks, including standby repurchase obligations	2,939	946	1,595	344	54
Projected interest on contractual obligations	100,741	18,841	38,973	26,768	16,159

Total contractual cash obligations	$400,334	$44,174	$77,864	$59,466	$218,830

(dollars in thousands)
	Payments due by period
Other Commercial Commitments	Total	Less than 1 year	1-3 years	4-5 years	More than 5 years
Standby letters of credit	$41,050	$41,050	$—	$—	$—
Lease and loan guarantees	17,292	3,598	8,447	3,965	1,282

Total commercial commitments	$58,342	$44,648	$8,447	$3,965	$1,282

On September 30, 2007, subsequent to Unified’s fiscal 2007 year-end, the Company completed the AG Acquisition (see Note 18 of Notes to Consolidated Financial Statements in Item 8, “Financial Statements and Supplementary Data”). The total purchase price was $39.5 million in cash, which was financed through the Company’s revolving credit line. At the conclusion of the 45-day period following September 30, 2007, the purchase price was adjusted by an increase of approximately $0.3 million, based upon post-closing adjustments to AG’s balance sheet and other considerations as specified in the Asset Purchase Agreement.

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

Prior to fiscal 2005, Springfield Insurance Company, a wholly owned insurance subsidiary of the Company, held investments carried at fair value on deposit with regulatory authorities in compliance with statutory insurance regulations. During fiscal 2005, Springfield Insurance Company entered into a $41.8 million standby letter of credit agreement to secure workers’ compensation claims in the event this subsidiary is unable to meet these obligations. The standby letter of credit is secured by investments of Springfield Insurance Company carried at fair values of $58.3 million and $55.9 million at September 29, 2007 and September 30, 2006 (including $0.9 million and $1.3 million in cash and cash equivalents), respectively, and such investments have concurrently been released from their deposit restriction by virtue of implementing and maintaining the standby letter of credit. During fiscal 2007, the standby letter of credit agreement was amended to (1) extend its expiration date to April 1, 2008, including an automatic extension without amendment for one year beyond the expiration date unless written notice of intention not to extend is given sixty days prior to the expiration date, and (2) decrease the amount under the agreement to $36.7 million.

During August 2006, a Member of the Company, a related party as discussed in Note 17 to Notes to Consolidated Financial Statements in Item 8, “Financial Statements and Supplementary Data,” entered into a $1.1 million standby letter of credit agreement with our finance subsidiary to secure insurance coverage with Springfield

Insurance Company, a wholly owned subsidiary, in the event the Member is unable to meet its obligations. The non-transferable standby letter of credit expires August 1, 2008, and is automatically renewable in one-year increments without amendment unless 30 days’ prior written notice is provided.

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

The Company’s notes payable and scheduled maturities are summarized as follows:

(dollars in thousands)
	September 29, 2007	September 30, 2006
Senior secured notes	$95,637	$96,480
Secured revolving credit agreement	77,000	53,600
Member financing arrangement	2,939	5,144
Capital investment notes	—	6,316
Obligations under capital leases	472	49

Total notes payable	176,048	161,589
Less portion due within one year	6,038	8,405

	$170,010	$153,184

Senior Secured Notes

The Company had a total of $95.6 million outstanding, at September 29, 2007, in senior secured notes to certain insurance companies and pension funds (referred to collectively as John Hancock Life Insurance Company, or “Hancock”) under a note purchase agreement dated September 29, 1999 (as amended, the “Senior Note Agreement”) as amended and restated effective January 6, 2006. At September 30, 2006, $96.5 million was outstanding under the Senior Note Agreement.

On January 6, 2006 (the “effective date”), the Company entered into an agreement (the “Senior Note Agreement Amendment”) with Hancock which amended and restated its Senior Note Agreement to $96.8 million as of the effective date of the Senior Note Agreement Amendment. The Senior Note Agreement Amendment extended the maturity date to January 1, 2016 from April 1, 2008 and October 1, 2009 on $46.0 million and $40.0 million of the notes, respectively. The Senior Note Agreement Amendment also decreased interest rates that ranged from 7.72% to 8.71% on $86.0 million of notes to 6.421% on $46.0 million of notes and 7.157% on $40.0 million of notes.

The Senior Note Agreement Amendment calls for interest only payments for the first five years of the term, and then starting on the 61st payment, approximately $0.8 million principal plus interest on the $86.0 million of notes. At the maturity date, a balloon payment of $66.3 million is due. In addition, $4.7 million of notes will mature on April 1, 2008 (monthly payments of approximately $0.1 million principal plus interest at 7.72%) and $4.5 million of notes will mature on October 1, 2009 (monthly payments of interest only at 8.71%), with balloon payments of $4.4 million and $4.5 million, respectively.

The notes continue to be secured by certain of the Company’s personal and real property and contain customary covenants, default provisions (including acceleration of the debt in the event of an uncured default), and prepayment penalties similar to those included in the original note purchase agreement.

Secured Revolving Credit Agreement

In addition, the Company has a $225.0 million secured revolving credit facility (“Revolving Credit Agreement”). The Revolving Credit Agreement expires on January 31, 2012 and bears interest at either LIBOR plus an applicable margin (0.75% to 1.75%), or the lender’s base rate plus an applicable margin (0.00% to 0.25%). At September 29, 2007, the Revolving Credit Agreement bore interest at the lender’s base rate (7.75% plus 0.00%), or adjusted LIBOR (5.61% plus 1.00%). The Revolving Credit Agreement contains an option to expand to $300 million in the future. Undrawn portions of the commitments under the Revolving Credit Agreement bear commitment fees at rates between 0.15% and 0.35% per annum. The Revolving Credit Agreement is collateralized by the accounts receivable and inventories of the Company and certain subsidiaries. The Company had $77.0 million outstanding under the Revolving Credit Agreement at September 29, 2007.

The Company previously had a $225.0 million secured revolving credit facility (“Former Revolving Credit Agreement”), whose term was scheduled to expire on December 5, 2007. The Former Revolving Credit Agreement bore interest at either LIBOR plus an applicable margin (1.00% to 2.00%), or the lender’s base rate plus an applicable margin (0.00% to 0.75%). At September 30, 2006, the Former Revolving Credit Agreement bore interest at the lender’s base rate (8.25% plus 0.00%), or adjusted LIBOR (5.34% plus 1.25%). In each case, the applicable margin was based on the ratio of funded debt to operating cash flow. The Former Revolving Credit Agreement permitted advances of up to 85% of eligible accounts receivable and 65% of eligible inventories. The unused portion of the credit line was subject to a commitment fee of 0.25%. The Former Revolving Credit Agreement was collateralized by the accounts receivable and inventories of the Company and certain subsidiaries. The Company had $53.6 million outstanding under the Former Revolving Credit Agreement at September 30, 2006.

The Revolving Credit Agreement, the Former Revolving Credit Agreement and the Senior Note Agreement Amendment each contain customary representations, warranties, financial covenants, and default and pre-payment provisions for these types of financing. Obligations under these credit agreements are senior to the rights of Members with respect to Required Deposits, patronage dividend certificates and subordinated notes. Both the Revolving Credit Agreement and the Senior Note Agreement Amendment limit the incurrence of additional funded debt and the incurrence of liens except permitted liens. Examples of default conditions include the failure to pay an installment of principal or interest under the agreements, the making of false representations and warranties, and non-compliance with one or more financial covenants (minimum tangible net worth, fixed charge coverage ratio and funded debt to earnings before interest, income taxes, depreciation, amortization and patronage dividends, “EBITDAP”). The Revolving Credit Agreement and the Senior Note Agreement Amendment both limit distributions to shareholders (including the repurchase of shares) to designated permitted redemptions, and prohibit all distributions and payments on Patronage Certificates when an event of default has occurred and is continuing. In the event the Company is not in compliance with the financial covenants of the Revolving Credit Agreement and the Senior Note Agreement Amendment, the continued availability of loan funds or the terms upon which such loans would be available could be negatively impacted, and the impact to the Company could be material. As of September 29, 2007, the Company was in compliance with all applicable covenants of its Revolving Credit Agreement and Senior Note Agreement Amendment.

Member Financing Arrangement

A $10.0 million credit agreement with a third party bank is collateralized by Grocers Capital Company’s (“GCC”) Member loan receivables. GCC is a wholly owned subsidiary of the Company whose primary function is to provide financing to Members who meet certain credit requirements. Funding for loans is derived from the cash reserves of GCC, as well as the $10.0 million credit facility. The credit agreement, which was amended and restated, matures on March 31, 2010. Amounts advanced under the credit agreement bear interest at prime (7.75% and 6.75%) or Eurodollar (5.23% and 5.36%) plus 2.00% at September 29, 2007 and September 30, 2006, respectively. The applicable rate is determined at the Company’s discretion. The unused portion of the credit line is subject to a commitment fee of 0.125%. GCC had no borrowings outstanding at September 29, 2007 and September 30, 2006.

Member loan receivables are periodically sold by GCC to the third party bank through a loan purchase agreement. This loan purchase agreement, which was amended and restated, matures on March 31, 2008. Total loan purchases under the agreement are limited to a total aggregate principal amount outstanding of $70.0 million. The loan purchase agreement does not qualify for sale treatment pursuant to SFAS No. 140, “Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities,” as amended by SFAS No. 156, “Accounting for Servicing of Financial Assets.” Accordingly, the Company accounts for the transfer of these financial assets as a secured borrowing with a pledge of collateral. The aggregate amount of secured borrowings with the third party bank was $2.9 million and $5.1 million at September 29, 2007 and September 30, 2006, respectively. The pledged collateral included in current notes receivable was $0.9 million and $1.2 million and non-current amounts were $2.0 million and $3.9 million at September 29, 2007 and September 30, 2006, respectively. The notes receivable generally bear interest at rates averaging prime/LIBOR plus 1.26%, are paid monthly and have remaining maturity dates ranging from 2007 to 2014.

Capital Investment Notes

The Company’s capital investment notes were serialized, had a minimum interest rate of 5.00% and matured ten years from the date of issuance. The notes were subordinated and had maturity dates through 2007. The notes originated with United Grocers, Inc. (“United”) and were assumed as part of the Company’s merger (the “Merger”) with United. As of September 29, 2007, the balance outstanding on these notes has been fully paid.

Loan Guarantees

The Company also guarantees certain loans made directly to Members by third-party lenders. At September 29, 2007 and September 30, 2006, the maximum principal amount of these guarantees was $0.1 million and $0.2 million, respectively. Member loans, provided by the Company and third parties, are generally secured with collateral, which usually consists of personal and real property owned by Members and may include personal guarantees of Members at the discretion of the Company.

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

Unified’s obligation to repay Members’ Required Deposit accounts on termination of Member status (once the Member’s obligations to Unified have been satisfied) is reported as a long-term liability on Unified’s consolidated balance sheets. Excess Deposits are not subordinated to Unified’s other obligations and are reported as short-term liabilities on Unified’s consolidated balance sheets. At September 29, 2007 and September 30, 2006, Unified had $7.0 and $10.2 million, respectively, in “Members’ required deposits” and $17.4 and $13.9 million, respectively, in “Members’ excess deposits and declared patronage dividends” (of which $15.0 and $10.7 million, respectively, represented Excess Deposits as previously defined).

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

In December 2002, as part of its fiscal 2003 Equity Enhancement Plan, the Board and the shareholders authorized the creation of a new class of equity, denominated “Class E Shares.” The Class E Shares were issued as a portion of the patronage dividends issued for the Cooperative Division in fiscal years 2003 through 2007, and may be issued as a portion of the patronage dividends issued for the Cooperative Division in future periods, as determined annually at the discretion of the Board. The Class E Shares have a stated value of $100 per share, and are non-voting equity securities. Dividends on Class E Shares can be declared and may be payable at the discretion of the Board. Class E Shares are transferable only with the consent of the Company.

On October 5, 2006, the Board declared a 6% cash dividend (approximately $0.9 million) on the outstanding Class E Shares of the Company as of September 28, 2006. The dividend was paid on January 5, 2007. This cash dividend was the result of favorable, non-recurring events in fiscal 2006 that increased the Company’s earnings

(see Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations”). Cash dividends are not generally paid by the Company and may be declared in unique circumstances solely at the discretion of the Board.

For fiscal 2005, patronage dividends in the Cooperative Division were paid to Members in the form of:

•	Class B Shares to the extent of any deficiency in the Member meeting its Class B Share requirement; and

•	Class E Shares for the balance of the patronage dividend due to the Member.

For fiscal 2007 and fiscal 2006, patronage dividends in the Cooperative Division were paid to Members as follows:

•	The first 30% of the patronage dividend was distributed in Class E Shares.

•	The remaining 70% of the patronage dividend was distributed as a combination of cash and Class B Shares as follows:

•	The first 20% of this portion of the dividend was paid in cash.

•

The remaining amount was paid in Class B Shares to the extent of any deficiency in the Member meeting its Class B Share Requirement, and the remainder will be deposited in cash to the Member’s deposit fund.

The accompanying financial statements reflect patronage dividends earned by Members as of the fiscal year ended September 29, 2007. The actual distribution of the dividend is anticipated to take place in early 2008.

Patronage dividends generated by the dairy divisions have historically been paid in cash.

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

Insurance Reserves.    The Company’s insurance subsidiaries provide various types of insurance products to its Members including workers’ compensation, general liability, auto, directors and officers and others. Certain of the Company’s insurance subsidiaries are regulated by the State of California and are subject to the rules and regulations promulgated by the appropriate state regulatory agencies. There are many factors that contribute to the variability in estimating insurance loss reserves and related costs. Changes in state regulations may have a direct impact on workers’ compensation cost and reserve requirements. In fiscal 2004, mandatory contributions to the California Workers’ Compensation Fund for California based companies were reduced to somewhat mitigate the impact of the rising workers’ compensation cost to these businesses. The cost of insurance and the sufficiency of loss reserves are also impacted by actuarial estimates based on a detailed analysis of health care cost trends, mortality rates, claims history, demographics and industry trends. As a result, the amount of the loss reserve and the related expense is significantly affected by these variables, as well as the periodic changes in state and federal law. The Company regularly assesses the sufficiency of its loss reserves, which represent potential future claims and settlements to policyholders. Insurance reserves are recorded based on estimates and assumptions made by management using data available at the valuation date and are validated by third party actuaries to ensure such estimates are within acceptable ranges. In addition, the Company’s Wholesale Distribution segment was self-insured for workers’ compensation of up to $300,000 per incident through December 31, 2006, while the Company’s insurance subsidiaries provided additional coverage from $300,001 to $1,000,000 per incident. Beginning January 1, 2007, the Company is self-insured for workers’ compensation up to $1,000,000 per incident through its insurance subsidiaries and maintains appropriate reserves to cover anticipated payments. Insurance reserves maintained by the Company’s insurance subsidiaries and the Company’s reserve for projected workers’ compensation payouts totaled approximately $55.4 million as of September 29, 2007 and $57.0 million as of September 30, 2006.

Allowance for Uncollectible Accounts and Notes Receivable.    The preparation of the Company’s consolidated financial statements requires management to make estimates of the collectibility of its accounts and notes receivable. The Company’s trade and short-term notes receivable, net was approximately $148.2 million and $146.3 million (including approximately $4.2 million and $5.3 million of short-term notes receivable) at September 29, 2007 and September 30, 2006, respectively. The Company’s long-term notes receivable, net was approximately $10.2 million and $10.6 million at September 29, 2007 and September 30, 2006, respectively. Management regularly analyzes its accounts and notes receivable for changes in the credit-worthiness of customers, economic trends and other variables that may affect the adequacy of recorded reserves for potential bad debt. In determining the appropriate level of reserves to establish, the Company utilizes several techniques including specific account identification, percentage of aged receivables and historical collection and write-off trends. In addition, the Company considers in its reserve calculations collateral such as Member shareholdings, cash deposits and personal guarantees. A bankruptcy or financial loss associated with a major customer could have a material adverse effect on the Company’s sales and operating results. The Company’s allowance for doubtful accounts for trade and short-term notes receivable was approximately $1.7 million and $2.4 million at September 29, 2007 and September 30, 2006, respectively, and $0.4 million and $0.5 million for long-term notes receivable at September 29, 2007 and September 30, 2006, respectively.

Lease Loss Reserves.    The Company has historically subleased store sites to independent retailers who meet certain credit requirements, at rates that are at least as high as the rent paid by the Company. Under the terms of the original lease agreements, the Company remains primarily liable for any financial commitments a retailer may no longer be able to satisfy. Should a retailer be unable to perform under the terms of the sublease, the Company would record a charge to earnings for the cost of the remaining term of the lease, less any expected sublease income, at net present value. The Company is also contingently liable for certain subleased facilities. Variables affecting the level of lease reserves recorded include the remaining lease term, vacancy rates of leased property, the state of the economy, property taxes, common area maintenance costs and the time required to sublease the property. Favorable changes in economic conditions, leading to shorter vacancy periods or higher than expected sublease rental commitments, could result in a reduction of the required reserves. The Company’s lease reserves for all leased locations were approximately $7.8 million and $11.2 million as of September 29, 2007 and September 30, 2006, respectively.

Goodwill and Intangible Assets.    The Company’s operating results are highly dependent upon either maintaining or growing its distribution volume to its customers. The Company’s top ten Member and non-member customers constituted approximately 44% of total sales at September 29, 2007. A significant loss in membership or volume could adversely affect the Company’s operating results. The Merger with United resulted in the recording of goodwill representing the excess of the purchase price over the fair value of the net assets of the acquired business. The carrying value of the goodwill was approximately $24.3 million at September 29, 2007. Although the sales volume and customer base of the combined entity remains strong, significant reductions in the distribution volume in the future could potentially impair the carrying amount of goodwill necessitating a write-down of this asset.

The Company evaluates its goodwill and intangible assets for impairment pursuant to SFAS No. 142, “Goodwill and Other Intangible Assets,” which provides that goodwill and other intangible assets with indefinite lives are not amortized but tested for impairment annually, or more frequently if circumstances indicate potential impairment. The impairment test is comprised of two steps: (1) a reporting unit’s fair value is compared to its carrying value; if the fair value is less than its carrying value, impairment is indicated; and (2) if impairment is indicated in the first step, it is measured by comparing the implied fair value of goodwill and intangible assets to its carrying value at the reporting unit level. In determining fair value, the Company uses the discounted cash flow method, which assumes a certain growth rate projected over a period of time in the future and then discounted to net present value using the Company’s estimated cost of capital. The Company evaluates its goodwill for impairment in the third quarter of each fiscal year. Accordingly, the Company tested its goodwill and noted no impairment for the fiscal quarter ended June 30, 2007. In addition to the annual impairment test required under SFAS No. 142, during fiscal 2007 and 2006, the Company assessed whether events or circumstances occurred that potentially indicate that the carrying amount of these assets may not be recoverable. The Company concluded that there were no such events or changes in circumstances during fiscal 2007 and 2006 and determined that the fair value of the Company’s reporting units was in excess of its carrying value as of September 29, 2007 and September 30, 2006. Consequently, no impairment charges were recorded in fiscal 2007 and 2006.

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

On a quarterly basis, the Company assesses whether events or changes in circumstances occur that potentially indicate the carrying value of long-lived assets may not be recoverable. The Company concluded that there were no material events or significant changes in circumstances during fiscal 2007 and 2006.

Tax Valuation Allowances.    The Company accounts for income taxes in accordance with SFAS No. 109, “Accounting for Income Taxes” (“SFAS No. 109”), which requires that deferred tax assets and liabilities be recognized using enacted tax rates for the effect of temporary differences between the book and tax bases of recorded assets and liabilities. SFAS No. 109 also requires that deferred tax assets be reduced by a valuation allowance if it is more likely than not that some portion or all of the net deferred tax asset will not be realized. In accordance with SFAS No. 109 and post quasi-reorganization accounting, valuation allowance reductions are accounted for as an adjustment to additional paid-in capital, while increases to the valuation allowance are accounted for as an adjustment to the income tax provision. The Company had approximately $16.3 million and $20.7 million in net deferred tax assets at September 29, 2007 and September 30, 2006. Management evaluated the available positive and negative evidence in assessing the Company’s ability to realize the benefits of the net deferred tax assets at September 29, 2007 and September 30, 2006 and concluded it is more likely than not that the Company does not require a tax valuation allowance. The net deferred tax assets should be realized through future operating results and the reversal of temporary differences. Of the net deferred tax assets, $10.5 million and $10.6 million are classified as current assets in deferred income taxes and $5.8 million and $10.1 million are included in other assets in the accompanying consolidated balance sheets as of September 29, 2007 and September 30, 2006, respectively.

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

As discussed under “Recently Issued Pronouncements,” the Financial Accounting Standards Board (“FASB”) issued SFAS No. 158, “Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans, an amendment of FASB Statements No. 87, 106, and 132(R)” (“SFAS No. 158”). SFAS No. 158 requires companies to prospectively recognize the funded status of pension and other postretirement benefit plans on the balance sheet. Additionally, SFAS No. 158 requires companies to measure plan assets and obligations at their year-end balance sheet date. We adopted the recognition and disclosure provisions as of September 29, 2007 and will adopt the year-end measurement date provision as of October 3, 2009.

The adoption of SFAS No. 158 impacted our September 29, 2007 consolidated balance sheet as follows: decrease in total assets of $6.7 million, decrease in total liabilities of $16.1 million, and increase in shareholders’ equity of $9.4 million. For additional information, see Notes 11 and 12 of Notes to Consolidated Financial Statements in Item 8, “Financial Statements and Supplementary Data”).

The Company contributes to collectively-bargained, multi-employer defined benefit pension plans in accordance with the provisions of negotiated labor contracts. The amount of the Company’s contribution is, in part, dependent upon the performance of the multi-employer plans’ assets whose administration is not subject to control by the Company.

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

The Company adheres to EITF Issue No. 03-10, “Application of Issue No. 02-16 by Resellers to Sales Incentives Offered to Consumers by Manufacturers” (“EITF No. 03-10”), which requires manufacturers’ sales incentives offered directly to consumers that do not meet certain criteria to be reflected as a reduction of revenue in the financial statements of a reseller. Accordingly, certain discounts and allowances negotiated by the Company on behalf of its Members are classified as a reduction in cost of sales with a corresponding reduction in net sales. Vendor funds that offset costs incurred on behalf of the vendor are classified as a reduction in distribution, selling and administrative expenses.

Recently Issued Pronouncements

In December 2007, the FASB issued Statements of Financial Accounting Standards No. 141 (revised 2007), “Business Combinations,” and No. 160, “Noncontrolling Interests in Consolidated Financial Statements” (“SFAS No. 141(R)” and “SFAS No. 160”). SFAS No. 141(R) requires the acquiring entity in a business combination to recognize all (and only) the assets acquired and liabilities assumed in the transaction; establishes the acquisition-date fair value as the measurement objective for all assets acquired and liabilities assumed; and requires the acquirer to disclose to investors and other users all of the information they need to evaluate and understand the nature and financial effect of the business combination. SFAS No. 160 requires all entities to report noncontrolling (minority) interests in subsidiaries in the same manner—as equity in the consolidated financial statements and also requires transactions between an entity and noncontrolling interests to be treated as equity transactions. SFAS No. 160 requires that a parent recognize a gain or loss in net income when a subsidiary is deconsolidated (as of the date the parent ceases to have a controlling financial interest in the subsidiary). Both statements are effective for fiscal years beginning on or after December 15, 2008. Early adoption of both statements is not permitted. Accordingly, SFAS No. 141(R) and SFAS No. 160 will be adopted commencing in the first quarter for the Company’s fiscal year 2010. The Company is currently assessing the impact these standards may have on its consolidated financial statements.

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

In September 2006, the FASB issued Statement of Financial Accounting Standards No. 158, “Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans” (“SFAS No. 158”). SFAS No. 158 requires that employers recognize on a prospective basis the funded status of an entity’s defined benefit pension and postretirement plans as an asset or liability in the financial statements, requires the measurement of defined benefit pension and postretirement plan assets and obligations as of the end of the employer’s fiscal year, and requires recognition of the funded status of defined benefit pension and postretirement plans. Due to unrecognized prior service costs and net actuarial gains and losses, the initial impact of adopting SFAS No. 158 (as well as subsequent changes in funded status) is recognized as a component of accumulated other comprehensive income which is included in total shareholders’ equity, net of applicable income tax. Previous amounts recorded as additional minimum liabilities and related intangible assets are also reversed upon adoption. In accordance with SFAS No. 158, fiscal year 2006 accounting and related disclosures were not affected by adoption of the new standard. SFAS No. 158 also requires additional disclosures in the notes to the financial statements. An employer without publicly traded equity securities shall initially apply the requirement to recognize the funded status of a benefit plan and the disclosure requirements as of the end of the fiscal year ending after June 15, 2007. Accordingly, the Company adopted SFAS No. 158 in the fourth quarter of its fiscal year ending September 29, 2007.

The table below summarizes the incremental effect of SFAS No. 158 adoption on the individual line items in the company’s consolidated balance sheet at September 29, 2007:

(dollars in thousands)
	Pre-SFAS No. 158 Adoption	SFAS No. 158 Adjustments	Post-SFAS No. 158 Adoption
Other assets, net (including deferred income taxes)	$54,825	$(6,364)	$48,461
Intangible pension asset (included in Other assets, net)	394	(394)	—
Accrued liabilities (current portion of pension and postretirement liability)	100,312	4,209	104,521
Additional minimum pension liability (included in long-term liabilities, other)	394	(394)	—
Long-term liabilities, other	103,320	(19,939)	83,381
Accumulated other comprehensive (loss) earnings	(146)	9,366	9,220

The Company’s fiscal 2008 pension expense will include an estimated $0.4 million charge for its Cash Balance Plan and ESPP II plan combined as a result of amortizing prior service costs of $0.3 million and an actuarial loss of $0.1 million from accumulated other comprehensive income into pension expense over the next fiscal year. In addition, the Company’s fiscal 2008 postretirement expense will include an estimated $0.4 million credit for its postretirement benefit plans as a result of amortizing actuarial gains of $0.4 million from accumulated other comprehensive income into postretirement expense over the next fiscal year.

The requirement to measure plan assets and benefit obligations as of the date of the employer’s fiscal year-end statement of financial position shall be effective for fiscal years ending after December 15, 2008. Accordingly, the Company will adopt this requirement effective with its fiscal year-end 2009. The Company is currently assessing the impact that adoption of this portion of the standard will have on its consolidated financial statements.

In September 2006, the FASB issued Statement of Financial Accounting Standards No. 157, “Fair Value Measurements” (“SFAS No. 157”). SFAS No. 157 provides guidance for using fair value to measure assets and liabilities. Under SFAS No. 157, fair value refers to the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants in the market in which the reporting entity transacts. SFAS No. 157 establishes a fair value hierarchy that prioritizes the information used to develop the assumptions that market participants would use when pricing the asset or liability. The fair value hierarchy gives the highest priority to quoted prices in active markets and the lowest priority to unobservable data. In addition, SFAS No. 157 requires that fair value measurements be separately disclosed by level within the fair value hierarchy. SFAS No. 157 does not require new fair value measurements. In November 2007, the FASB reaffirmed that (1) companies will be required to implement SFAS No. 157 for financial assets and liabilities, as well as for any other assets and liabilities that are carried at fair value on a recurring basis in the financial statements; and (2) SFAS No. 157 remains effective for financial statements issued for fiscal years beginning after November 15, 2007 and interim periods within those fiscal years. The FASB did, however, provide a one-year deferral for the implementation of SFAS No. 157 for other non-financial assets and liabilities. Accordingly, SFAS No. 157, as modified above, will be adopted commencing in the first quarter for the Company’s fiscal year 2009. The Company is currently assessing the impact this standard may have on its consolidated financial statements.

In September 2006, the Securities and Exchange Commission (“SEC”) issued Staff Accounting Bulletin No. 108, “Considering the Effects of Prior Year Misstatements when Quantifying Misstatements in Current Year Financial Statements” (“SAB No. 108”). SAB No. 108 provides interpretive guidance on how the effects of the carryover or reversal of prior year misstatements should be considered in quantifying a current year misstatement. The SEC staff believes that registrants should quantify errors using both a balance sheet and an income statement approach and evaluate whether either approach results in quantifying a misstatement that, when all relevant quantitative and qualitative factors are considered, is material. The guidance in SAB No. 108 must be applied to annual financial statements for fiscal years ending after November 15, 2006. Accordingly, the Company adopted SAB No. 108 effective with its fiscal year ending September 29, 2007. The adoption of SAB No. 108 did not have a significant impact on the Company’s financial condition and results of operations.

In July 2006, the FASB issued Interpretation No. 48 (“FIN 48”), “Accounting for Uncertainty in Income Taxes,” which clarifies the accounting for uncertainty in income taxes recognized in the financial statements in accordance with FASB Statement No. 109, “Accounting for Income Taxes.” FIN 48 provides guidance on the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. FIN 48 also provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosures, and transition. FIN 48 is effective for fiscal years beginning after December 15, 2006. Accordingly, FIN 48 will be adopted commencing in the first quarter of the Company’s fiscal year 2008. The Company believes the adoption of FIN 48 will not have a significant impact on its consolidated financial statements.

In June 2006, the FASB ratified the consensus reached on EITF Issue No. 06-03, “How Taxes Collected from Customers and Remitted to Governmental Authorities Should Be Presented in the Income Statement (that is, Gross versus Net Presentation).” The EITF reached a consensus that the presentation of taxes on either a gross or net basis is an accounting policy decision that requires disclosure. EITF Issue No. 06-03 is effective for the first interim or annual reporting period beginning after December 15, 2006. Taxes collected from the Company’s customers are and have been recorded on a net basis. As such, the adoption of EITF Issue No. 06-03 did not have an effect on the Company’s consolidated financial statements.

In May 2005, the FASB issued SFAS No. 154, “Accounting Changes and Error Corrections” (“SFAS No. 154”). SFAS No. 154 requires retrospective application to prior periods’ financial statements of a voluntary change in accounting principle and that a change in method of depreciation, amortization, or depletion for long-lived, non-financial assets be accounted for as a change in accounting estimate that is effected by a change in accounting principle. SFAS No. 154 is effective for accounting changes and corrections of errors made in fiscal years beginning after December 15, 2005. The Company adopted SFAS No. 154 effective with its fiscal year ending September 29, 2007. The adoption of SFAS No. 154 had no impact on the Company’s financial condition and results of operations.

Item 7A.    QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

The following discussion of the market risks the Company faces contains forward-looking statements. Forward-looking statements are subject to risks and uncertainties. Actual results could differ materially from those discussed in the forward-looking statements.

Unified is subject to interest rate changes on certain of its notes payable under the Company’s credit agreements that may affect the fair value of the notes payable, as well as cash flow and earnings. Based on the notes payable outstanding at September 29, 2007 and the current market conditions, a one percent increase in the applicable interest rates would decrease the Company’s annual cash flow and pretax earnings by approximately $0.8 million. Conversely, a one percent decrease in the applicable interest rates would increase annual cash flow and pretax earnings by $0.8 million.

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

Item 8.    FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Report of Independent Registered Public Accounting Firm

To the Shareholders and Board of Directors

Unified Western Grocers, Inc.

We have audited the accompanying consolidated balance sheets of Unified Western Grocers, Inc. and subsidiaries (the “Company”) as of September 29, 2007 and September 30, 2006, and the related consolidated statements of earnings and comprehensive earnings, shareholders’ equity, and cash flows for each of the three years in the period ended September 29, 2007. Our audits also included the consolidated financial statement schedule listed in the index at Item 15(a)(2). These financial statements and the financial statement schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements and the financial statement schedule based on our audits.

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

In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of Unified Western Grocers, Inc. and subsidiaries as of September 29, 2007 and September 30, 2006, and the results of their operations and their cash flows for each of the three years in the period ended September 29, 2007, in conformity with accounting principles generally accepted in the United States of America. Also, in our opinion, such financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly in all material respects the information set forth therein.

As discussed in Note 1 to the consolidated financial statements, effective September 29, 2007, the Company adopted Statement of Financial Accounting Standards (“SFAS”) No. 158, “Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans—an amendment of FASB Statements No. 87, 88, 106 and 132(R)”.

/s/ DELOITTE & TOUCHE LLP

Los Angeles, California

December 13, 2007

Unified Western Grocers, Inc. and Subsidiaries

Consolidated Balance Sheets

(dollars in thousands)

	September 29, 2007	September 30, 2006
Assets

Current Assets:
Cash and cash equivalents	$19,719	$11,150
Accounts and current portion of notes receivable, net of allowances of $1.7 million and $2.4 million at September 29, 2007 and September 30, 2006, respectively	148,243	146,321
Inventories	204,994	206,843
Prepaid expenses	6,565	8,817
Deferred income taxes	10,531	10,563

Total current assets	390,052	383,694
Properties, net	196,276	176,333
Investments	78,178	74,972
Notes receivable, less current portion and net of allowances of $0.4 million and $0.5 million at September 29, 2007 and September 30, 2006, respectively	10,239	10,621
Goodwill	27,982	27,982
Other assets, net	48,461	43,513

Total Assets	$751,188	$717,115

Liabilities and Shareholders’ Equity

Current Liabilities:
Accounts payable	$171,429	$153,577
Accrued liabilities	104,521	108,718
Current portion of notes payable	6,038	8,405
Current portion of subordinated patronage dividend certificates	3,141	—
Patrons’ excess deposits and declared patronage dividends	17,456	13,904

Total current liabilities	302,585	284,604
Notes payable, less current portion	170,010	153,184
Long-term liabilities, other	83,381	103,682
Patrons’ deposits and certificates:
Patrons’ required deposits	6,948	10,211
Subordinated patronage dividend certificates	—	3,141
Commitments and contingencies

Shareholders’ equity:
Class A Shares: 500,000 shares authorized, 168,300 and 154,150 shares outstanding at September 29, 2007 and September 30, 2006, respectively	28,886	25,333
Class B Shares: 2,000,000 shares authorized, 480,172 and 495,041 shares outstanding at September 29, 2007 and September 30, 2006, respectively	80,116	81,306
Class E Shares: 2,000,000 shares authorized, 205,330 and 186,350 shares outstanding at September 29, 2007 and September 30, 2006, respectively	20,533	18,635
Retained earnings after elimination of accumulated deficit of $26,976 effective September 28, 2002	50,385	38,017
Receivable from sale of Class A Shares to members	(876)	(989)
Accumulated other comprehensive earnings (loss)	9,220	(9)

Total shareholders’ equity	188,264	162,293

Total Liabilities and Shareholders’ Equity	$751,188	$717,115

The accompanying notes are an integral part of these statements.

Unified Western Grocers, Inc. and Subsidiaries

Consolidated Statements of Earnings and Comprehensive Earnings

(dollars in thousands)

	September 29, 2007	September 30, 2006	October 1, 2005
Net sales	$3,133,441	$2,953,823	$2,866,862
Cost of sales	2,832,007	2,657,278	2,575,936
Distribution, selling and administrative expenses	245,728	237,192	237,425

Operating income	55,706	59,353	53,501
Interest expense	(13,840)	(14,326)	(14,851)

Earnings before patronage dividends and income taxes	41,866	45,027	38,650
Patronage dividends	(17,680)	(20,973)	(21,404)

Earnings before income taxes	24,186	24,054	17,246
Income taxes	9,780	7,912	6,426

Net earnings	14,406	16,142	10,820

Other comprehensive earnings (loss), net of income taxes:
Unrealized holding (loss) gain on investments	(137)	99	(162)
Minimum pension liability adjustment	—	366	(339)

Comprehensive earnings	$14,269	$16,607	$10,319

The accompanying notes are an integral part of these statements.

Unified Western Grocers, Inc. and Subsidiaries

Consolidated Statements of Shareholders’ Equity

(dollars in thousands)

For the fiscal years ended September 29, 2007, September 30, 2006, and October 1, 2005	Class A		Class B		Class E		Retained Earnings (Accumulated Deficit)	Receivable from sale of Class A Shares	Accumulated Other Comprehensive Earnings (Loss)	Total
	Shares	Amount	Shares	Amount	Shares	Amount
Balance, October 2, 2004	111,700	$16,947	524,474	$81,586	92,827	$9,283	$12,383	$(1,047)	$27	$119,179
Class A Shares issued	25,495	4,375								4,375
Class A Shares redeemed	(9,300)	(1,484)					(103)			(1,587)
Class B Shares issued			27,730	5,427						5,427
Class B Shares converted to Class A Shares	4,905	848	(4,905)	(848)						—
Class B Shares redeemed			(33,743)	(5,291)			(586)			(5,877)
Class B Shares retired			(7,799)	(1,234)						(1,234)
Class E Shares issued					63,428	6,343				6,343
Class E Shares redeemed					(544)	(55)				(55)
Net earnings							10,820			10,820
Decrease in receivable due to payment for Class A Shares by members								321		321
Net unrealized loss on depreciation of investments (net of deferred tax benefit of $90)									(162)	(162)
Minimum pension liability adjustment (net of deferred tax benefit of $231)									(339)	(339)
Quasi-reorganization adjustments:
Adjustment to pre quasi-reorganization discontinued operations reserves (net of deferred tax benefit of $33)		(7)		(45)						(52)
Reduction of pre quasi-reorganization income tax valuation allowance		344		2,318						2,662

Balance, October 1, 2005	132,800	21,023	505,757	81,913	155,711	15,571	22,514	(726)	(474)	139,821
Class A Shares issued	25,997	5,012								5,012
Class A Shares redeemed	(9,550)	(1,557)					(271)			(1,828)
Class B Shares issued			17,642	3,889						3,889
Class B Shares converted to Class A Shares	4,903	855	(4,903)	(855)						—
Class B Shares redeemed			(23,455)	(3,641)			(368)			(4,009)
Class E Shares issued					30,639	3,064				3,064
Net earnings							16,142			16,142
Increase in receivable from sale of Class A Shares to members								(263)		(263)
Net unrealized gain on appreciation of investments (net of deferred tax liability of $51)									99	99
Minimum pension liability adjustment (net of deferred tax liability of $249)									366	366

Balance, September 30, 2006	154,150	25,333	495,041	81,306	186,350	18,635	38,017	(989)	(9)	162,293
Class A Shares issued	22,989	5,123								5,123
Class A Shares redeemed	(13,750)	(2,348)					(620)			(2,968)
Class B Shares issued			13,447	3,305						3,305
Class B Shares converted to Class A Shares	4,911	778	(4,911)	(778)						—
Class B Shares redeemed			(23,405)	(3,717)			(490)			(4,207)
Class E Shares issued					18,980	1,898				1,898
Class E Share cash dividend							(928)			(928)
Net earnings							14,406			14,406
Decrease in receivable due to payment for Class A Shares by members								113		113
Net unrealized loss on depreciation of investments (net of deferred tax benefit of $74)									(137)	(137)
Adoption of SFAS No. 158 (net of deferred tax liability of $6,364)									9,366	9,366

Balance, September 29, 2007	168,300	$28,886	480,172	$80,116	205,330	$20,533	$50,385	$(876)	$9,220	$188,264

The accompanying notes are an integral part of these statements.

Unified Western Grocers, Inc. and Subsidiaries

Consolidated Statements of Cash Flows

(dollars in thousands)

	September 29, 2007	September 30, 2006	October 1, 2005
Cash flows from operating activities:
Net earnings	$14,406	$16,142	$10,820
Adjustments to reconcile net earnings to net cash provided by operating activities:
Depreciation and amortization	19,371	21,239	24,181
Provision for doubtful accounts	(529)	(473)	712
(Gain) loss on sale of properties	(210)	(107)	112
Gain on sale of investment in mandatorily redeemable preferred stock	—	(1,148)	—
Deferred income taxes	(1,966)	(2,054)	(5,935)
Purchases of trading securities	—	(6,899)	(8,946)
Proceeds from maturities or sales of trading securities	11,775	5,053	852
Increase in cash surrender value of life insurance	(2,034)	—	—
(Increase) decrease in assets:
Accounts receivable	(3,287)	(1,277)	(4,712)
Inventories	1,849	(13,686)	(2,112)
Prepaid expenses	2,252	(1,869)	748
Benefit plan assets	(4,453)	(3,384)	(7,480)
Increase (decrease) in liabilities:
Accounts payable	17,800	(3,177)	7,139
Accrued liabilities	(8,462)	(10,417)	(3,108)
Long-term liabilities, other	4,314	10,516	7,767

Net cash provided by continuing operating activities	50,826	8,459	20,038

Net cash utilized by discontinued operating activities	—	—	(71)

Net cash provided by operating activities	50,826	8,459	19,967

Cash flows from investing activities:
Purchases of properties	(34,866)	(14,163)	(11,746)
Purchases of securities and other investments	(35,340)	(34,543)	(34,517)
Proceeds from maturities or sales of securities and other investments	20,148	41,319	30,136
Decrease (increase) in notes receivable	1,678	(329)	4,191
Proceeds from sales of properties	228	66	46
Increase in other assets	(9,834)	(7,002)	(5,496)

Net cash utilized by investing activities	(57,986)	(14,652)	(17,386)

Cash flows from financing activities:
Additions to long-term notes payable	21,988	4,943	—
Reduction of long-term notes payable	—	—	(24,240)
Reduction of short-term notes payable	(8,320)	(11,143)	(9,961)
Payment of deferred financing fees	(564)	(75)	(46)
Increase in members’ excess deposits and declared patronage dividends	3,552	472	485
Class E Share cash dividend	(928)	—	—
Decrease in members’ required deposits	(3,263)	(156)	(3,772)
Decrease (increase) in receivable from sale of Class A Shares to members	113	(263)	321
Repurchase of shares from members	(7,175)	(5,914)	(7,519)
Issuance of shares to members	10,326	12,042	16,145

Net cash provided (utilized) by financing activities	15,729	(94)	(28,587)

Net increase (decrease) in cash and cash equivalents	8,569	(6,287)	(26,006)
Cash and cash equivalents at beginning of year	11,150	17,437	43,443

Cash and cash equivalents at end of year	$19,719	$11,150	$17,437

The accompanying notes are an integral part of these statements.

Unified Western Grocers, Inc. and Subsidiaries

Consolidated Statements of Cash Flows—(Continued)

(dollars in thousands)

	September 29, 2007	September 30, 2006	October 1, 2005
Supplemental disclosure of cash flow information:
Cash paid during the year for:
Interest	$12,383	$11,984	$13,347
Income taxes	$8,282	$15,273	$9,147

Supplemental disclosure of non-cash items:
Conversion of Class B Shares to Class A Shares	$778	$855	$848
Capital leases	$472	$—	$—
Retirement of Class B Shares	$—	$—	$1,234
Reduction in purchase accounting reserve against goodwill	$—	$—	$750
Recognition of defined benefit intangible asset	$(394)	$(1,068)	$(256)
Reduction of pre quasi-reorganization income tax valuation allowance	$—	$—	$2,662
Adjustment to pre quasi-reorganization discontinued operations and lease reserves, net of deferred tax benefit of $33 as of October 1, 2005	$—	$—	$52

The accompanying notes are an integral part of these statements.

Unified Western Grocers, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

Fiscal Years Ended September 29, 2007, September 30, 2006, and October 1, 2005

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

Fiscal Year End.    The Company’s fiscal year ends on the Saturday nearest September 30. Fiscal 2007, 2006 and 2005 each comprised 52 weeks.

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

Unified Western Grocers, Inc. and Subsidiaries

Notes to Consolidated Financial Statements—(Continued)

The Company’s banking arrangements allow the Company to fund outstanding checks when presented to the financial institution for payment. This cash management practice frequently results in total issued checks exceeding available cash balances at a single financial institution. The Company’s policy is to record its cash disbursement accounts with a cash book overdraft in accounts payable. At September 29, 2007 and September 30, 2006, the Company had book overdrafts of $41.5 million and $33.1 million, respectively, classified in accounts payable.

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

Investments.    Investments in securities are classified as held to maturity securities based on the Company’s positive intent and ability to hold those securities. Held to maturity securities are carried at cost, adjusted for amortization of premiums and accretion of discounts to maturity. Convertible corporate securities are classified as trading and carried at fair market value with any changes recorded in net earnings (loss). Equity securities and other fixed maturity securities are classified as investments available for sale. Unrealized gains and losses, net of taxes, on available for sale investments are recorded as a separate component of accumulated other comprehensive earnings (loss) unless impairment is determined to be other-than-temporary.

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

Upon the Company’s adoption of SFAS No. 142, the amortization of goodwill, including goodwill recorded in past transactions, ceased. The Company evaluates goodwill (reported entirely within the Wholesale Distribution segment) for impairment in the third quarter of each fiscal year. In addition to the annual impairment test required under SFAS No. 142, during fiscal 2007 and 2006, the Company assessed whether events or circumstances occurred that potentially indicate that the carrying amount of these assets may not be recoverable. The Company concluded that there were no such events or changes in circumstances during 2007 and 2006 and determined that the fair value of the Company’s reporting units was in excess of its carrying value as of September 29, 2007 and September 30, 2006. Consequently, no impairment charges were recorded in fiscal 2007 and 2006.

Unified Western Grocers, Inc. and Subsidiaries

Notes to Consolidated Financial Statements—(Continued)

Intangible assets are recorded at cost, less accumulated amortization, and are included in other assets in the accompanying consolidated balance sheets as of September 29, 2007 and September 30, 2006. Amortization of intangible assets with finite lives as of September 29, 2007 is provided over their estimated useful lives ranging from 15 to 68 months on a straight-line basis. As of September 29, 2007 and September 30, 2006, balances of intangible assets with finite lives and goodwill, net of accumulated amortization, were as follows:

(dollars in thousands)
September 29, 2007	Remaining Amortization Period	Historical Cost	Accumulated Amortization	Net
Intangible assets subject to amortization:
Customer contracts	15 – 68 months	$2,250	$1,691	$559

Intangible assets not subject to amortization:
Goodwill				$27,982
Intangible pension asset(1)				$—

(dollars in thousands)
September 30, 2006	Remaining Amortization Period	Historical Cost	Accumulated Amortization	Net
Intangible assets subject to amortization:
Customer contracts	27 – 80 months	$2,250	$1,370	$880

Intangible assets not subject to amortization:
Goodwill				$27,982
Intangible pension asset				$394

(1)	Reversal based on adoption of SFAS No. 158.

Capitalized Software Costs.    The Company capitalizes costs associated with the development of software for internal use pursuant to Statement of Position (“SOP”) 98-1, “Accounting for the Costs of Computer Software Developed or Obtained for Internal Use,” and amortizes the costs over a 3 or 4-year period. These costs were $5.2 million and $5.0 million (net of accumulated amortization of $31.9 million and $47.3 million) at September 29, 2007 and September 30, 2006, respectively, and are included in other assets in the consolidated balance sheets. Costs incurred in planning, training and post-implementation activities are expensed as incurred.

Long-Lived Assets.    The Company reviews long-lived assets for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Recoverability of assets to be held and used is measured by a comparison of the carrying amount of an asset to expected future cash flows generated by the asset. If the carrying amount of an asset exceeds its estimated undiscounted future cash flows, the carrying amount is compared to fair value and an impairment charge is recognized to the extent of the difference. On a quarterly basis, the Company assesses whether events or changes in circumstances have occurred that potentially indicate the carrying amount of long-lived assets may not be recoverable. The Company concluded that there were no material events or significant changes in circumstances during fiscal 2007 and 2006.

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

Unified Western Grocers, Inc. and Subsidiaries

Notes to Consolidated Financial Statements—(Continued)

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

The Company adheres to EITF Issue No. 03-10, “Application of Issue No. 02-16 by Resellers to Sales Incentives Offered to Consumers by Manufacturers” (“EITF No. 03-10”), which requires manufacturers’ sales incentives offered directly to consumers that do not meet certain criteria to be reflected as a reduction of revenue in the financial statements of a reseller. Accordingly, certain discounts and allowances negotiated by the Company on behalf of its Members are classified as a reduction in cost of sales with a corresponding reduction in net sales. Vendor funds that offset costs incurred on behalf of the vendor are classified as a reduction in distribution, selling and administrative expenses.

Shipping and Handling Costs.    Costs for shipping and handling are included as a component of distribution, selling and administrative expenses. Shipping and handling costs were $196.8 million, $192.7 million and $192.1 million for the fiscal years ended September 29, 2007, September 30, 2006, and October 1, 2005, respectively.

Environmental Costs.    The Company expenses, on a current basis, certain recurring costs incurred in complying with environmental regulations and remediating environmental pollution. The Company also reserves for certain

Unified Western Grocers, Inc. and Subsidiaries

Notes to Consolidated Financial Statements—(Continued)

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

Comprehensive Earnings (Loss).    Comprehensive earnings (loss) are net earnings, plus certain other items that are recorded by the Company directly to accumulated other comprehensive earnings (loss), bypassing net earnings. The balance and current period change for each component of comprehensive earnings (loss), net of taxes, are summarized as follows:

(dollars in thousands)
	Net Unrealized Gain (Loss) on Appreciation (Depreciation) of Investments	Minimum Pension Liability Adjustment
Balance, October 2, 2004	$54	$(27)
Current period (charge)	(162)	(339)

Balance, October 1, 2005	(108)	(366)
Current period credit	99	366

Balance, September 30, 2006	(9)	—
Current period (charge) credit	(137)	—

Balance, September 29, 2007	$(146)	$—

The following table indicates the benefit plans that comprise the adjustment to accumulated other comprehensive earnings (loss) for the initial adoption of SFAS No. 158:

(dollars in thousands)
Description of Benefit Plan	Pre-tax Adjustment for Initial Adoption of SFAS No. 158 (charge)/credit	Deferred Tax Benefit (Liability)	Adjustment for Initial Adoption of SFAS No. 158, Net of Taxes (charge)/credit
Cash Balance Plan	$10,165	$(4,112)	$6,053
ESPP II	(3,502)	1,417	(2,085)
Postretirement benefit plans	8,831	(3,573)	5,258
Postemployment benefit plans	236	(96)	140

Total, September 29, 2007	$15,730	$(6,364)	$9,366

The components of the change in net unrealized gains (losses) on investments, net of taxes, are as follows:

(dollars in thousands)
	September 29, 2007	September 30, 2006	October 1, 2005
Unrealized holding gains (losses) arising during the period	$(20)	$115	$(172)
Add reclassification adjustment for gains (losses) included in net earnings	(117)	(16)	10

Net unrealized holding gains (losses)	$(137)	$99	$(162)

Recently Issued Pronouncements

In December 2007, the FASB issued Statements of Financial Accounting Standards No. 141 (revised 2007), “Business Combinations,” and No. 160, “Noncontrolling Interests in Consolidated Financial Statements” (“SFAS No. 141(R)” and “SFAS No. 160”). SFAS No. 141(R) requires the acquiring entity in a business combination to recognize all (and only) the assets acquired and liabilities assumed in the transaction; establishes the acquisition-

Unified Western Grocers, Inc. and Subsidiaries

Notes to Consolidated Financial Statements—(Continued)

date fair value as the measurement objective for all assets acquired and liabilities assumed; and requires the acquirer to disclose to investors and other users all of the information they need to evaluate and understand the nature and financial effect of the business combination. SFAS No. 160 requires all entities to report noncontrolling (minority) interests in subsidiaries in the same manner—as equity in the consolidated financial statements and also requires transactions between an entity and noncontrolling interests to be treated as equity transactions. SFAS No. 160 requires that a parent recognize a gain or loss in net income when a subsidiary is deconsolidated (as of the date the parent ceases to have a controlling financial interest in the subsidiary). Both statements are effective for fiscal years beginning on or after December 15, 2008. Early adoption of both statements is not permitted. Accordingly, SFAS No. 141(R) and SFAS No. 160 will be adopted commencing in the first quarter for the Company’s fiscal year 2010. The Company is currently assessing the impact these standards may have on its consolidated financial statements.

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

In September 2006, the FASB issued Statement of Financial Accounting Standards No. 158, “Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans—an amendment of FASB Statements No. 87, 88, 106 and 132(R)” (“SFAS No. 158”). SFAS No. 158 requires that employers recognize on a prospective basis the funded status of an entity’s defined benefit pension and postretirement plans as an asset or liability in the financial statements, requires the measurement of defined benefit pension and postretirement plan assets and obligations as of the end of the employer’s fiscal year, and requires recognition of the funded status of defined benefit pension and postretirement plans. Due to unrecognized prior service costs and net actuarial gains and losses, the initial impact of adopting SFAS No. 158 (as well as subsequent changes in funded status) is recognized as a component of accumulated other comprehensive earnings (loss) which is included in total shareholders’ equity, net of applicable income tax. Previous amounts recorded as additional minimum liabilities and related intangible assets are also reversed upon adoption. In accordance with SFAS No. 158, fiscal year 2006 accounting and related disclosures were not affected by adoption of the new standard. SFAS No. 158 also requires additional disclosures in the notes to the financial statements (see Notes 11 and 12). An employer without publicly traded

Unified Western Grocers, Inc. and Subsidiaries

Notes to Consolidated Financial Statements—(Continued)

equity securities shall initially apply the requirement to recognize the funded status of a benefit plan and the associated disclosure requirements as of the end of the fiscal year ending after June 15, 2007. Accordingly, the Company adopted SFAS No. 158 in the fourth quarter of its fiscal year ending September 29, 2007. The table below summarizes the incremental effect of SFAS No. 158 adoption on the individual line items in the company’s consolidated balance sheet at September 29, 2007:

(dollars in thousands)
	Pre-SFAS No. 158 Adoption	SFAS No. 158 Adjustments	Post-SFAS No. 158 Adoption
Other assets, net (including deferred income taxes)	$54,825	$(6,364)	$48,461
Intangible pension asset (included in Other assets, net)	394	(394)	—
Accrued liabilities (current portion of pension and postretirement liabilities)	100,312	4,209	104,521
Additional minimum pension liability (included in long-term liabilities, other)	394	(394)	—
Long-term liabilities, other	103,320	(19,939)	83,381
Accumulated other comprehensive (loss) earnings, net of tax	(146)	9,366	9,220

The Company’s fiscal 2008 pension expense will include an estimated $0.4 million charge for its Cash Balance Plan and ESPP II plan, combined, as a result of amortizing prior service costs of $0.3 million and an actuarial loss of $0.1 million from accumulated other comprehensive income into pension expense over the next fiscal year. In addition, the Company’s fiscal 2008 postretirement expense will include an estimated $0.4 million credit for its postretirement benefit plans as a result of amortizing actuarial gains of $0.4 million from accumulated other comprehensive earnings (loss) into postretirement expense over the next fiscal year.

The requirement to measure plan assets and benefit obligations as of the date of the employer’s fiscal year-end statement of financial position shall be effective for fiscal years ending after December 15, 2008. Accordingly, the Company will adopt this requirement effective with its fiscal year-end 2009. The Company is currently assessing the impact that adoption of this portion of the standard will have on its consolidated financial statements.

In September 2006, the FASB issued Statement of Financial Accounting Standards No. 157, “Fair Value Measurements” (“SFAS No. 157”). SFAS No. 157 provides guidance for using fair value to measure assets and liabilities. Under SFAS No. 157, fair value refers to the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants in the market in which the reporting entity transacts. SFAS No. 157 establishes a fair value hierarchy that prioritizes the information used to develop the assumptions that market participants would use when pricing the asset or liability. The fair value hierarchy gives the highest priority to quoted prices in active markets and the lowest priority to unobservable data. In addition, SFAS No. 157 requires that fair value measurements be separately disclosed by level within the fair value hierarchy. SFAS No. 157 does not require new fair value measurements. In November 2007, the FASB reaffirmed that (1) companies will be required to implement SFAS No. 157 for financial assets and liabilities, as well as for any other assets and liabilities that are carried at fair value on a recurring basis in the financial statements; and (2) SFAS No. 157 remains effective for financial statements issued for fiscal years beginning after November 15, 2007 and interim periods within those fiscal years. The FASB did however, provide a one-year deferral for the implementation of SFAS No. 157 for other non-financial assets and liabilities. Accordingly, SFAS No. 157, as modified above, will be adopted commencing in the first quarter for the Company’s fiscal year 2009. The Company is currently assessing the impact this standard may have on its consolidated financial statements.

In September 2006, the SEC issued Staff Accounting Bulletin No. 108, “Considering the Effects of Prior Year Misstatements when Quantifying Misstatements in Current Year Financial Statements” (“SAB No. 108”). SAB No. 108 provides interpretive guidance on how the effects of the carryover or reversal of prior year misstatements should be considered in quantifying a current year misstatement. The SEC staff believes that registrants should quantify errors using both a balance sheet and an income statement approach and evaluate whether either approach results in quantifying a misstatement that, when all relevant quantitative and qualitative factors are

Unified Western Grocers, Inc. and Subsidiaries

Notes to Consolidated Financial Statements—(Continued)

considered, is material. The guidance in SAB No. 108 must be applied to annual financial statements for fiscal years ending after November 15, 2006. Accordingly, the Company adopted SAB No. 108 effective with its fiscal year ending September 29, 2007. The adoption of SAB No. 108 did not have a significant impact on the Company’s financial condition and results of operations.

In July 2006, the FASB issued Interpretation No. 48 (“FIN 48”), “Accounting for Uncertainty in Income Taxes,” which clarifies the accounting for uncertainty in income taxes recognized in the financial statements in accordance with FASB Statement No. 109, “Accounting for Income Taxes.” FIN 48 provides guidance on the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. FIN 48 also provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosures, and transition. FIN 48 is effective for fiscal years beginning after December 15, 2006. Accordingly, FIN 48 will be adopted commencing in the first quarter of the Company’s fiscal year 2008. The Company believes the adoption of FIN 48 will not have a significant impact on its consolidated financial statements.

In June 2006, the FASB ratified the consensus reached on EITF Issue No. 06-03, “How Taxes Collected from Customers and Remitted to Governmental Authorities Should Be Presented in the Income Statement (that is, Gross versus Net Presentation).” The EITF reached a consensus that the presentation of taxes on either a gross or net basis is an accounting policy decision that requires disclosure. EITF Issue No. 06-03 is effective for the first interim or annual reporting period beginning after December 15, 2006. Taxes collected from the Company’s customers are and have been recorded on a net basis. As such, the adoption of EITF Issue No. 06-03 did not have an effect on the Company’s consolidated financial statements.

In May 2005, the FASB issued SFAS No. 154, “Accounting Changes and Error Corrections” (“SFAS No. 154”). SFAS No. 154 requires retrospective application to prior periods’ financial statements of a voluntary change in accounting principle and that a change in method of depreciation, amortization, or depletion for long-lived, non-financial assets be accounted for as a change in accounting estimate that is effected by a change in accounting principle. SFAS No. 154 is effective for accounting changes and corrections of errors made in fiscal years beginning after December 15, 2005 (period ending September 29, 2007 for the Company). The Company adopted SFAS No. 154 effective with its fiscal year ending September 29, 2007. The adoption of SFAS No. 154 had no impact on the Company’s financial condition and results of operations.

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

Although the Company has no ownership interest in the unrelated third party that assumed the leasehold and sub-leasehold interests from the Company, that third party is considered a variable interest entity pursuant to FIN 46 Revised (“FIN 46R”), “Consolidation of Variable Interest Entities—an Interpretation of ARB No. 51, Consolidated Financial Statements.” Because the primary investor in the variable interest entity currently does not have sufficient equity at risk, the Company is considered the primary beneficiary. Accordingly, the Company is required to consolidate the assets, liabilities and non-controlling interests of the variable interest entity, as well as the results of operations. At September 29, 2007 and September 30, 2006, the Company consolidated the variable interest entity’s accounts, including total assets of $0.9 million and $1.2 million, respectively. These assets are comprised primarily of $0.3 and $0.2 million in properties and $0.6 and $1.0 million in other assets, respectively, to be used in the development of the properties and for payment of lease obligations, with lease reserves of approximately $2.4 and $4.7 million for fiscal 2007 and fiscal 2006, respectively.

Unified Western Grocers, Inc. and Subsidiaries

Notes to Consolidated Financial Statements—(Continued)

At September 29, 2007, the Company remains contingently liable for the lease payments on four store locations. The net present value of the Company’s currently estimated obligation for the remaining leasehold and sub-leasehold interests for the four stores totaled approximately $2.4 million and $4.7 million at September 29, 2007 and September 30, 2006, respectively, with the last lease expiring in 2019. The Company’s maximum loss exposure related to these leases is $14.3 million at September 29, 2007.

3.    Properties

Properties, stated at cost, consisted of the following:

(dollars in thousands)
	September 29, 2007	September 30, 2006
Land	$59,291	$59,291
Buildings and leasehold improvements	129,063	106,354
Equipment	81,263	70,362
Equipment under capital leases	472	770

	270,089	236,777
Less accumulated depreciation and amortization	73,813	60,444

	$196,276	$176,333

Consolidated depreciation and amortization expense related to properties was $15.3 million, $14.7 million and $14.7 million for the years ended September 29, 2007, September 30, 2006 and October 1, 2005, respectively.

Included in accumulated amortization at September 29, 2007 and September 30, 2006 is approximately $0.1 million and $0.7 million, respectively, related to capital leases. Amortization expense related to capital leases aggregated $0.1, $0.2 and $0.5 million for the years ended September 29, 2007, September 30, 2006 and October 1, 2005, respectively.

4.    Investments

The amortized cost and fair value of investments are as follows:

(dollars in thousands)
September 29, 2007	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Available for sale securities:
Fixed maturity securities:
Available for sale:
U.S. Treasury securities and obligations of U.S. government corporations and agencies	$39,410	$190	$(319)	$39,281
Corporate securities	29,683	113	(208)	29,588

Total fixed maturity securities	69,093	303	(527)	68,869

Equity securities	—	—	—	—

Total available for sale securities	$69,093	$303	$(527)	68,869

Trading securities				—
Common stock, at cost				9,309

Total Investments				$78,178

Unified Western Grocers, Inc. and Subsidiaries

Notes to Consolidated Financial Statements—(Continued)

(dollars in thousands)
September 30, 2006	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Available for sale securities:
Fixed maturity securities:
Available for sale:
U.S. Treasury securities and obligations of U.S. government corporations and agencies	$38,552	$198	$(412)	$38,338
Corporate securities	13,432	166	(92)	13,506

Total fixed maturity securities	51,984	364	(504)	51,844

Equity securities:
Available for sale:
Redeemable preferred stock	1,927	141	(14)	2,054

Total available for sale securities	$53,911	$505	$(518)	53,898

Trading securities:
Convertible corporate securities				11,775
Common stock, at cost				9,299

Total Investments				$74,972

During the fiscal years ended September 29, 2007, September 30, 2006 and October 1, 2005, the Company recorded unrealized losses of $0.3 million and $0.1 million and unrealized gains of $0.6 million, respectively, due to changes in the fair value of the convertible corporate securities, which are classified as trading securities. Net realized gains resulting from sales of the convertible corporate securities during the fiscal years ended September 29, 2007, September 30, 2006 and October 1, 2005 were $0.9 million, $0.6 million and $0.2 million, respectively.

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

Unrealized losses on the Company’s investments in fixed income securities were caused by interest rate increases rather than credit quality. Because the Company’s insurance subsidiaries have the ability and intent to hold these investments until recovery of fair value, which may be upon maturity, the Company does not consider these investments to be other-than-temporarily impaired at September 29, 2007.

The table below illustrates the length of time securities, not deemed to be other-than-temporarily impaired, have been in a continuous unrealized loss position at September 29, 2007:

(dollars in thousands)
	Less than 12 Months		12 Months or Greater		Total
Description of Securities	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
U.S. Treasury securities and U.S. Government obligations	$250	$1	$3,184	$36	$3,434	$37
Federal agency mortgage-backed securities	6,798	32	8,139	255	14,937	287
Corporate bonds	12,110	168	3,418	35	15,528	203

Total Investments	$19,158	$201	$14,741	$326	$33,899	$527

Unified Western Grocers, Inc. and Subsidiaries

Notes to Consolidated Financial Statements—(Continued)

Held to maturity and available for sale fixed maturity securities are due as follows:

(dollars in thousands)
September 29, 2007	Amortized Cost	Fair Value
Due in one year or less	$3,767	$3,767
Due after one year through five years	14,231	14,288
Due after five years through ten years	16,455	16,430
Due after ten years	34,640	34,384

	$69,093	$68,869

September 30, 2006	Amortized Cost	Fair Value
Due in one year or less	$9,333	$9,333
Due after one year through five years	5,876	5,795
Due after five years through ten years	10,367	10,316
Due after ten years	26,408	26,400

	$51,984	$51,844

Expected maturities will differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties. Mortgage-backed securities are shown as being due at their average expected maturity dates.

Amounts reported as “due in one year or less” are included in long-term investments as a wholly-owned subsidiary of the Company is required to maintain investments in support of a letter of credit issued on behalf of a regulatory authority in compliance with statutory regulations (see Note 6). The standby letter of credit agreement includes provisions for automatic extensions without amendment (unless advance notification to terminate is given by the Company) and is therefore considered to be a long-term commitment. Hence, investments with maturities less than one year maintained in support of this long-term commitment are generally sold to repurchase investments with longer maturities. As these investments continue to support a long-term commitment obligation, the Company classifies such amounts as long-term.

Net investment income is summarized as follows:

(dollars in thousands)
	Years Ended
	September 29, 2007	September 30, 2006	October 1, 2005
Fixed maturity securities	$3,540	$2,831	$2,788
Preferred stock	42	70	138
Equity securities	142	2	26
Cash and cash equivalents	24	172	172

	3,748	3,075	3,124
Less investment expenses	491	477	315

	$3,257	$2,598	$2,809

Investments carried at fair values of $58.3 million and $55.9 million at September 29, 2007 and September 30, 2006 (which include $0.9 million and $1.3 million recorded in cash and cash equivalents), respectively, are maintained in support of a letter of credit issued on behalf of a regulatory authority ($36.7 million and $46.0 million at September 29, 2007 and September 30, 2006, respectively) in compliance with statutory regulations. Additionally, investments with fair values of $2.8 million and $2.4 million at September 29, 2007 and September 30, 2006 (which include $0.1 million and $1.0 million recorded in cash and cash equivalents), respectively, are on deposit with regulatory authorities in compliance with statutory regulations.

Unified Western Grocers, Inc. and Subsidiaries

Notes to Consolidated Financial Statements—(Continued)

Equity securities that do not have readily determinable fair values are accounted for using the cost or equity methods of accounting. The Company evaluated its investments in equity securities for impairment as of September 29, 2007 and September 30, 2006, and the Company did not consider any of these equity securities to be impaired.

The Company held investments in Western Family Holding Company (“Western Family”) common stock of $5.2 million at both September 29, 2007 and September 30, 2006. Western Family is a private cooperative located in Oregon from which the Company purchases food and related general merchandise products. The investment represents approximately a 15% ownership interest at both September 29, 2007 and September 30, 2006. The Company’s ownership percentage in Western Family is based, in part, on the volume of purchases transacted with Western Family. During fiscal 2006, the Company received a return of invested capital resulting from Western Family’s recalculation of its members’ ownership percentage in the cooperative based on purchase volume. The investment is accounted for using the equity method of accounting.

Prior to fiscal year 2004, the Company purchased 80,000 shares of preferred stock (the “Series A-1 Preferred Shares”) from C&K Market, Inc. (“C&K”) for $8.0 million. Douglas A. Nidiffer, a director of the Company, is a shareholder, director and an officer of C&K. In connection with a capital restructuring of C&K during fiscal year 2004 (approved by the Company and an unrelated third party lender), the Company exchanged its 80,000 Series A-1 Preferred Shares and $1.5 million of deferred dividends for 95,000 shares of Series A-2 Preferred Shares (the “Series A-2 Preferred Shares”). The original value of the Series A-2 Preferred Shares was $8.0 million and was to accrete to the redemption value of $9.5 million over 10 years. The Company received scheduled cash dividends of $0.2 million during the first quarter of fiscal 2006 and $0.8 million during fiscal year 2005.

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

5.    Accrued Liabilities

Accrued liabilities are summarized as follows:

(dollars in thousands)
	September 29, 2007	September 30, 2006
Insurance loss reserves and other insurance liabilities	$61,428	$68,452
Accrued wages, current portion of retirement benefits and related taxes	24,935	19,819
Accrued income and other taxes payable	2,648	1,367
Accrued promotional liabilities	1,153	2,318
Other accrued liabilities	14,357	16,762

	$104,521	$108,718

Unified Western Grocers, Inc. and Subsidiaries

Notes to Consolidated Financial Statements—(Continued)

6.    Notes Payable

The Company’s notes payable and scheduled maturities are summarized as follows:

(dollars in thousands)
	September 29, 2007	September 30, 2006
Senior secured notes	$95,637	$96,480
Secured revolving credit agreement	77,000	53,600
Member financing arrangement	2,939	5,144
Capital investment notes	—	6,316
Obligations under capital leases	472	49

Total notes payable	176,048	161,589
Less portion due within one year	6,038	8,405

	$170,010	$153,184

Maturities of notes payable as of September 29, 2007 are:

(dollars in thousands)
Fiscal year
2008	$6,038
2009	5,773
2010	839
2011	2,835
2012	3,667
Thereafter	156,896

$176,048

Senior Secured Notes

The Company had a total of $95.6 million outstanding, at September 29, 2007, in senior secured notes to certain insurance companies and pension funds (referred to collectively as John Hancock Life Insurance Company, or “Hancock”) under a note purchase agreement dated September 29, 1999 (as amended, the “Senior Note Agreement”) as amended and restated effective January 6, 2006. At September 30, 2006, $96.5 million was outstanding under the Senior Note Agreement.

On January 6, 2006 (the “effective date”), the Company entered into an agreement (the “Senior Note Agreement Amendment”) with Hancock which amended and restated its Senior Note Agreement to $96.8 million as of the effective date of the Senior Note Agreement Amendment. The Senior Note Agreement Amendment extended the maturity date to January 1, 2016 from April 1, 2008 and October 1, 2009 on $46.0 million and $40.0 million of the notes, respectively. The Senior Note Agreement Amendment also decreased interest rates that ranged from 7.72% to 8.71% on $86.0 million of notes to 6.421% on $46.0 million of notes and 7.157% on $40.0 million of notes.

The Senior Note Agreement Amendment calls for interest only payments for the first five years of the term, and then starting on the 61st payment, approximately $0.8 million principal plus interest on the $86.0 million of notes. At the maturity date, a balloon payment of $66.3 million is due. In addition, $4.7 million of notes will mature on April 1, 2008 (monthly payments of approximately $0.1 million principal plus interest at 7.72%) and $4.5 million of notes will mature on October 1, 2009 (monthly payments of interest only at 8.71%), with balloon payments of $4.4 million and $4.5 million, respectively.

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

Secured Revolving Credit Agreement

In addition, the Company has a $225.0 million secured revolving credit facility (“Revolving Credit Agreement”). The Revolving Credit Agreement expires on January 31, 2012 and bears interest at either LIBOR plus an applicable margin (0.75% to 1.75%), or the lender’s base rate plus an applicable margin (0.00% to 0.25%). At September 29, 2007, the Revolving Credit Agreement bore interest at the lender’s base rate (7.75% plus 0.00%), or adjusted LIBOR (5.61% plus 1.00%). The Revolving Credit Agreement contains an option to expand to $300 million in the future. Undrawn portions of the commitments under the Revolving Credit Agreement bear commitment fees at rates between 0.15% and 0.35% per annum. The Revolving Credit Agreement is collateralized by the accounts receivable and inventories of the Company and certain subsidiaries. The Company had $77.0 million outstanding under the Revolving Credit Agreement at September 29, 2007.

The Company previously had a $225.0 million secured revolving credit facility (“Former Revolving Credit Agreement”), whose term was scheduled to expire on December 5, 2007. The Former Revolving Credit Agreement bore interest at either LIBOR plus an applicable margin (1.00% to 2.00%), or the lender’s base rate plus an applicable margin (0.00% to 0.75%). At September 30, 2006, the Former Revolving Credit Agreement bore interest at the lender’s base rate (8.25% plus 0.00%), or adjusted LIBOR (5.34% plus 1.25%). In each case, the applicable margin was based on the ratio of funded debt to operating cash flow. The Former Revolving Credit Agreement permitted advances of up to 85% of eligible accounts receivable and 65% of eligible inventories. The unused portion of the credit line was subject to a commitment fee of 0.25%. The Former Revolving Credit Agreement was collateralized by the accounts receivable and inventories of the Company and certain subsidiaries. The Company had $53.6 million outstanding under the Former Revolving Credit Agreement at September 30, 2006.

The Revolving Credit Agreement and the Senior Note Agreement Amendment each contain customary representations, warranties, financial covenants, default and pre-payment provisions for these types of financing. Obligations under these credit agreements are senior to the rights of Members with respect to Required Deposits, patronage dividend certificates and subordinated notes. Both the Revolving Credit Agreement and the Senior Note Agreement Amendment limit the incurrence of additional funded debt and the incurrence of liens except permitted liens. Examples of default conditions include the failure to pay an installment of principal or interest under the agreements, the making of false representations and warranties, and non-compliance with one or more financial covenants (minimum tangible net worth, fixed charge coverage ratio and funded debt to earnings before interest, income taxes, depreciation, amortization and patronage dividends, “EBITDAP”). The Revolving Credit Agreement and the Senior Note Agreement Amendment both limit distributions to shareholders (including the repurchase of shares) to designated permitted redemptions, and prohibit all distributions and payments on patronage dividend certificates (“Patronage Certificates”) when an event of default has occurred and is continuing. In the event the Company is not in compliance with the financial covenants of the Revolving Credit Agreement and the Senior Note Agreement Amendment, the continued availability of loan funds or the terms upon which such loans would be available could be negatively impacted, and the impact to the Company could be material. As of September 29, 2007, the Company was in compliance with all applicable covenants of its Revolving Credit Agreement and Senior Note Agreement Amendment.

Member Financing Arrangement

A $10.0 million credit agreement with a third party bank is collateralized by Grocers Capital Company’s (“GCC”) Member loan receivables. GCC is a wholly owned subsidiary of the Company whose primary function is to provide financing to Members who meet certain credit requirements. Funding for loans is derived from the cash reserves of GCC, as well as the $10.0 million credit facility. The credit agreement, which was amended and restated, matures on March 31, 2010. Amounts advanced under the credit agreement bear interest at prime (7.75% and 8.25%) or Eurodollar (5.23% and 5.36%) plus 2.00% at September 29, 2007 and September 30, 2006, respectively. The

Unified Western Grocers, Inc. and Subsidiaries

Notes to Consolidated Financial Statements—(Continued)

unused portion of the credit line is subject to a commitment fee of 0.125%. The applicable rate is determined at the Company’s discretion. GCC had no borrowings outstanding at September 29, 2007 and September 30, 2006.

Member loan receivables are periodically sold by GCC to the third party bank through a loan purchase agreement. This loan purchase agreement, which was amended and restated, matures on March 31, 2008. Total loan purchases under the agreement are limited to a total aggregate principal amount outstanding of $70.0 million. The loan purchase agreement does not qualify for sale treatment pursuant to SFAS No. 140, “Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities – a replacement of FASB Statement No. 125,” as amended by SFAS No. 156, “Accounting for Servicing of Financial Assets.” Accordingly, the Company accounts for the transfer of these financial assets as a secured borrowing with a pledge of collateral. The aggregate amount of secured borrowings with the third party bank was $2.9 million and $5.1 million at September 29, 2007 and September 30, 2006, respectively. The pledged collateral included in current notes receivable was $0.9 million and $1.2 million and non-current amounts were $2.0 million and $3.9 million at September 29, 2007 and September 30, 2006, respectively. The notes receivable generally bear interest at rates averaging prime/LIBOR plus 1.26%, are paid monthly and have remaining maturity dates ranging from 2007 to 2014.

The third party bank operates as a cooperative and therefore its borrowers are required to own its Class B stock. GCC’s investment in the Class B common stock of this third party bank aggregated $4.1 million at September 29, 2007 and September 30, 2006, respectively. GCC recorded dividend income of $0.1 million, $0.5 million and $0.8 million for the fiscal years ended 2007, 2006 and 2005, respectively.

Capital Investment Notes

The Company’s capital investment notes were serialized, had a minimum interest rate of 5.00% and matured ten years from the date of issuance. The notes were subordinated and had maturity dates through 2007. The notes originated with United Grocers, Inc. (“United”) and were assumed as part of the Company’s merger (the “Merger”) with United. As of September 29, 2007, the balance outstanding on these notes has been fully paid.

Standby Letters of Credit

During fiscal 2005, a Member of the Company entered into a $0.9 million standby letter of credit agreement with the Company’s finance subsidiary to secure insurance coverage in the event the Member is unable to meet its obligations. Effective August 2006, this agreement was cancelled and replaced with a new standby letter of credit agreement with the same parties containing similar terms in the amount of $1.1 million (see Note 17). Prior to fiscal 2005, a wholly-owned subsidiary of the Company held investments carried at fair value on deposit with regulatory authorities in compliance with statutory insurance regulations. During fiscal 2005, the Company’s wholly-owned subsidiary entered into a $41.8 million standby letter of credit agreement to secure workers’ compensation claims in the event it is unable to meet its obligations under these claims. The standby letter of credit is secured by investments of the Company’s wholly-owned subsidiary (see Note 4), and such investments have concurrently been released from their deposit restriction by virtue of implementing and maintaining the standby letter of credit. During fiscal 2007, the standby letter of credit agreement was amended to (1) extend its expiration date to April 1, 2008, including an automatic extension without amendment for one year beyond the expiration date unless written notice of intention not to extend is given sixty days prior to the expiration date, and (2) decrease the amount under the agreement to $36.7 million. In addition, the Company also has $2.7 million in standby letters of credit outstanding at September 29, 2007, to secure various bank, insurance and vendor obligations.

Loan Guarantees

The Company also guarantees certain loans made directly to Members by third-party lenders. At September 29, 2007 and September 30, 2006, the maximum principal amount of these guarantees was $0.1 million and $0.2 million, respectively. Member loans, provided by the Company and third parties, are generally secured with collateral, which usually consists of personal and real property owned by Members and may include personal guarantees of Members at the discretion of the Company.

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

Rent expense for operating leases was $22.3 million, $21.9 million and $27.1 million for the fiscal years ended September 29, 2007, September 30, 2006 and October 1, 2005, respectively. Sublease rental income was $6.8 million, $6.6 million and $9.1 million for the fiscal years ended September 29, 2007, September 30, 2006 and October 1, 2005, respectively.

Minimum rentals on equipment under capital leases and properties leased by the Company, including properties subleased to third parties, as of September 29, 2007, are summarized as follows:

(dollars in thousands)
Fiscal year	Capital Leases	Operating Leases
2008	$198	$19,295
2009	198	16,959
2010	158	15,321
2011	—	13,900
2012	—	12,296
Thereafter	—	45,775
Total minimum lease payments	554	$123,546
Less: amount representing interest	(82)
Present value of net minimum lease payments	472
Less: current installments of obligations under capital leases	(152)
Obligations of capital leases excluding current installments	$320

Future minimum sublease rental income on operating leases as of September 29, 2007 is summarized as follows:

(dollars in thousands)
Fiscal year	Operating Leases
2008	$6,545
2009	5,989
2010	5,095
2011	4,141
2012	3,180
Thereafter	18,702

Total future minimum sublease income	$43,652

Lease Guarantees

At September 29, 2007, the Company was contingently liable with respect to 10 lease guarantees for certain Members with commitments expiring through 2017. The Company believes the locations underlying these leases

Unified Western Grocers, Inc. and Subsidiaries

Notes to Consolidated Financial Statements—(Continued)

are marketable and, accordingly, that it will be able to recover a substantial portion of the guaranteed amounts in the event the Company is required to satisfy its obligations under the guarantees.

The Company’s guarantees of certain leases are summarized in the table below.

(dollars in thousands)
Remaining Lease Term	Guaranteed Leases
Less than 1 year	$3,598
1 – 3 years	8,447
4 – 5 years	3,837
More than 5 years	1,282

Total lease guarantees	$17,164

In consideration of lease guarantees and subleases, the Company typically receives a monthly fee equal to 5% of the monthly rent under the lease guarantees and subleases. Obligations of Members to the Company, including lease guarantees, are generally supported by the Company’s right of offset, upon default, against the Members’ cash deposits, shareholdings and patronage certificates, as well as in certain instances, personal guarantees and reimbursement and indemnification agreements.

Total lease guarantees as disclosed above include lease guarantees entered into during fiscal 2006 and fiscal 2004 with respect to two Members. The guarantees consist of one twenty-year term and one ten-year term, respectively, and as of September 29, 2007, the maximum potential amount of future payments that the Company could be required to make as a result of the Member’s non-payment of rent is approximately $3.5 million and $2.1 million, respectively. Pursuant to FASB Interpretation No. 45, “Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others,” Unified has recorded a liability in connection with these guarantee arrangements. These liabilities, which amount to approximately $0.4 million and $0.1 million, respectively, at September 29, 2007 and September 30, 2006, represent the premiums receivable from the Members as consideration for the guarantees, and are deemed to be the fair value of the lease guarantees. The Company does not believe, based on historical experience and information currently available, that it is probable that any amounts will be required to be paid under these guarantee arrangements.

8.    Income Taxes

The significant components of income tax expense are summarized as follows:

(dollars in thousands)
	September 29, 2007	September 30, 2006	October 1, 2005
Federal:
Current	$9,705	$9,871	$10,604
Deferred	(1,640)	(1,866)	(5,323)

Total federal	8,065	8,005	5,281

State:
Current	2,041	95	1,757
Deferred	(326)	(188)	(612)

Total state	1,715	(93)	1,145

Income taxes	$9,780	$7,912	$6,426

Unified Western Grocers, Inc. and Subsidiaries

Notes to Consolidated Financial Statements—(Continued)

The effects of temporary differences and other items that give rise to deferred tax assets and liabilities are presented below:

(dollars in thousands)
	September 29, 2007	September 30, 2006
Deferred tax assets:
Accounts receivable	$970	$1,324
Accrued benefits	38,459	46,075
Lease reserves	3,319	3,567
Insurance reserves	3,002	2,964
Tax credits	639	683
Net operating loss carry forwards	1,483	1,683
Non-qualified written notice of allocation	15,504	15,145
Asset retirement reserve	633	709
Inventory reserve	595	—
Other	1,289	572

Total gross deferred tax assets	$65,893	$72,722

Deferred tax liabilities:
Properties	$43,948	$46,103
Market value adjustment	1,957	1,603
Capitalized software	2,254	2,189
Deferred state taxes	957	1,298
Other	429	858

Total gross deferred tax liabilities	$49,545	$52,051

Net deferred tax assets	$16,348	$20,671

The Company had net deferred tax assets of $16.3 million and $20.7 million, of which $10.5 million and $10.6 million are classified as deferred income taxes in current assets and $5.8 million and $10.1 million are included in other assets in the accompanying consolidated balance sheets as of September 29, 2007 and September 30, 2006, respectively.

A valuation allowance is required to be provided to reduce the deferred tax assets to a level which, more likely than not, will be realized. The Company’s net deferred tax assets of approximately $16.3 million and $20.7 million were not reduced by tax valuation allowances at September 29, 2007 and September 30, 2006. Management evaluated the available positive and negative evidence in determining the realizability of the net deferred tax assets at September 29, 2007 and September 30, 2006 and concluded it is more likely than not that the Company should realize its net deferred tax assets through future operating results and the reversal of taxable temporary differences. A valuation allowance established with the quasi-reorganization was eliminated at October 1, 2005 and the reduction of $2.7 million was recorded as an increase to Class A and Class B Shares.

The Company had federal net operating loss carryforwards of approximately $4.2 million and $4.8 million and no state net operating loss carryforwards as of the fiscal years ended September 29, 2007 and September 30, 2006, respectively. A portion of the federal net operating loss has not been utilized in the current year and is being carried forward due to certain limitations under Internal Revenue Code Section 382. In fiscal 2005 and 2004, a portion of the federal net operating loss was attributable to the Company’s inability to include the tax loss of its captive insurance company and was carried forward in compliance with Internal Revenue Code Section 953(d). In fiscal 2006, the remaining net operating loss attributable to the Company’s captive insurance company has been fully utilized. The net operating losses expire in 2018 for federal income taxes.

Unified Western Grocers, Inc. and Subsidiaries

Notes to Consolidated Financial Statements—(Continued)

The provision for income taxes at the Company’s effective tax rate differed from the provision for income taxes at the federal statutory rate (35%) as follows:

(dollars in thousands)
	September 29, 2007	September 30, 2006	October 1, 2005
Federal income tax expense at the statutory rate	$8,465	$8,419	$6,036
State income taxes, net of federal income tax benefit	1,115	(61)	745
Tax exempt income and dividends received deduction	(32)	(162)	(277)
Extraterritorial income exclusion	(22)	(99)	(437)
Disallowed loss	625	875	610
Officers’ life insurance	(644)	(218)	(281)
Adjustment to prior year tax liabilities	280	(998)	69
Other, net	(7)	156	(39)

Provision for income taxes	$9,780	$7,912	$6,426

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

The following table summarizes the patronage dividend earnings of Unified during the past three fiscal years.

(dollars in thousands)
Division	2007	2006	2005
Cooperative	$6,528	$10,726	$10,281
Southern California Dairy	10,544	9,731	10,694
Pacific Northwest Dairy	608	516	429

Total	$17,680	$20,973	$21,404

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

For fiscal 2005, patronage dividends in the Cooperative Division were paid to Members in the form of:

•	Class B Shares (See Note 10) to the extent of any deficiency in the Member meeting its Class B Share requirement; and

•	Class E Shares (see Note 10) for the balance of the patronage dividend due to the Member.

For fiscal 2007 and fiscal 2006, patronage dividends in the Cooperative Division were paid to Members as follows:

•	The first 30% of the patronage dividend were distributed in Class E Shares.

•	The remaining 70% of the patronage dividend were distributed as a combination of cash and Class B Shares as follows:

•	The first 20% of this portion of the dividend was paid in cash.

•

The remaining amount was paid in Class B Shares to the extent of any deficiency in the Member meeting its Class B Share Requirement, and the remainder will be deposited in cash to the Member’s deposit fund.

The accompanying financial statements reflect patronage dividends earned by Members as of the fiscal year ended September 29, 2007. The actual distribution of the dividend is anticipated to take place in early 2008.

Patronage dividends generated by the dairy divisions have historically been paid in cash.

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

The Company exchanges its Class A Shares and Class B Shares with its Members at a price that is based on a formula and is approved by the Board (“Exchange Value Per Share”). Prior to September 30, 2006, the Company computed the Exchange Value Per Share of the Class A and Class B Shares as Book Value divided by the number of Class A and Class B Shares outstanding at the end of the fiscal year. Book Value is computed based on the sum of the fiscal year end balances of Class A and Class B Shares, plus retained earnings, plus (less) accumulated other comprehensive earnings (loss). Effective September 30, 2006, the Company modified its Exchange Value Per Share computation to exclude accumulated other comprehensive earnings (loss) from Book Value. Exchange Value Per Share does not necessarily reflect the amount the net assets of the Company could be sold for or the dollar amount that would be required to replace them.

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

Unified Western Grocers, Inc. and Subsidiaries

Notes to Consolidated Financial Statements—(Continued)

of Class A Shares when the Board determines that such action is justified by reason of the fact that the ownership of the patron is the same, or sufficiently the same, as that of another Member holding the required number of Class A Shares.

Such persons or entities who from time to time may be accepted as new Members of Unified will be required to purchase or subscribe for the purchase of the number of Class A Shares in the manner set forth in the preceding paragraph. The price for these shares is the Exchange Value Per Share of the Company’s outstanding shares at the close of the fiscal year end prior to purchase. At September 29, 2007 and September 30, 2006, the Exchange Value Per Share was $245.79 and $222.82, respectively. Any subscription will require a minimum cash down payment with terms to be determined by the Board. Unified at its option may, as a condition to accepting a Member, require that instead of issuing Class A Shares, such Member purchase said shares from a terminated Member at the same price which would have been payable had the new Member purchased said shares from Unified.

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

Class C Shares.    There are 24 authorized Class C Shares of which 15 were outstanding as of September 29, 2007 and September 30, 2006, respectively. Class C Shares are held by Members of the Board. Each director purchases one Class C Share for its stated value of ten dollars. Class C Shares are non-voting director qualifying shares, with no rights as to dividends or other distributions, and share in liquidation at a value of ten dollars per share. During fiscal 2007, the Board approved a resolution to redeem the Class C Shares, and the Company’s intention is to redeem and simultaneously cancel the outstanding shares in fiscal 2008.

Class E Shares.    In December 2002, the Company, with the approval of the Board, adopted an equity enhancement plan. As part of this plan, a new class of equity, denominated “Class E Shares,” was created. Class E Shares were issued as a portion of the patronage dividends issued for the Cooperative Division in fiscal 2007, fiscal 2006, fiscal 2005, fiscal 2004 and fiscal 2003, and may be issued as a portion of the patronage dividends issued for the Cooperative Division in future periods, as determined annually at the discretion of the Board. The Class E Shares have a stated value of $100 per share, and are non-voting equity securities. Dividends on Class E Shares can be declared and may be payable at the discretion of the Board. Class E Shares are transferable only with the consent of the Company. Pursuant to the Company’s redemption policy, Class E Shares cannot be repurchased for ten years from their date of issuance unless approved by the Board or upon sale or liquidation of the Company. The shares, when redeemed, will be redeemed at stated value. Thereafter, shares may be repurchased by the Company subject to the limitations of California General Corporation Law, credit agreements, the Articles of Incorporation and Bylaws, redemption policy and approval by the Board.

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

The following tables summarize the Class A and Class B Shares tendered for redemption, shares converted, shares redeemed, and the remaining number of shares and their associated redemption value pending redemption at the fiscal year end of each of the following periods:

(dollars in thousands)
Class A Shares	Tendered	Redeemed	Remaining	Redemption Value at September 29, 2007
Fiscal 2004			3,100	$505
Fiscal 2005	8,150	9,300	1,950	$340
Fiscal 2006	11,150	9,550	3,550	$695
Fiscal 2007	12,600	13,750	2,400	$535

Unified Western Grocers, Inc. and Subsidiaries

Notes to Consolidated Financial Statements—(Continued)

(dollars in thousands)
Class B Shares	Tendered	Converted		Redeemed	Remaining	Redemption Value at September 29, 2007
Fiscal 2004					67,832	$11,949
Fiscal 2005	31,623	4,905	(a)	33,743	60,807	$10,637
Fiscal 2006	14,034	4,903	(a)	23,455	46,483	$8,382
Fiscal 2007	18,351	4,911	(a)	23,405	36,518	$7,179

(a)	Shares converted to Class A Shares pursuant to the Company’s equity enhancement program.

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

The Company also has an Executive Salary Protection Plan (“ESPP II”) that provides supplemental post-termination retirement income based on each participant’s final salary and years of service as an officer of the Company. Depending on when the officer became a participant in the ESPP II, final salary is defined as the highest compensation of the last three years preceding employment separation or the average of the highest five years of compensation out of the last ten years preceding employment separation. Funds are held in a rabbi trust for the ESPP II consisting primarily of life insurance policies reported at cash surrender value. In accordance with EITF No. 97-14, “Accounting for Deferred Compensation Arrangements Where Amounts Earned are Held in a Rabbi Trust,” the assets and liabilities of a rabbi trust must be accounted for as if they are assets and liabilities of the Company. The assets held in the rabbi trust are not available for general corporate purposes. In addition, all earnings and expenses of the rabbi trust are reported in the Company’s consolidated statement of earnings. The cash surrender value of such life insurance policies aggregated $18.8 million and $15.2 million at September 29, 2007 and September 30, 2006, respectively, and is included in other assets in the Company’s consolidated balance sheets. The related accrued benefit cost (representing the Company’s benefit obligation to participants) of $18.4 million and $13.4 million at September 29, 2007 and September 30, 2006, respectively, is recorded in other long-term liabilities in the Company’s consolidated balance sheets. The rabbi trust is subject to creditor claims in the event of insolvency. The ESPP II accrued benefit cost is included in the pension tables below. However, the trust assets are excluded from the tables as they do not qualify as plan assets under SFAS No. 87, “Employers’ Accounting for Pensions” (“FAS 87”).

Pension expense for the Benefit Plan and ESPP II totaled $4.9 million, $5.4 million and $5.7 million for the fiscal years ended September 29, 2007, September 30, 2006 and October 1, 2005, respectively.

The components of net periodic cost for the Benefit plan and ESPP II consist of the following:

(dollars in thousands)
	Benefit Plan
	September 29, 2007	September 30, 2006	October 1, 2005
Service cost	$3,149	$3,559	$3,314
Interest cost	6,626	5,892	5,610
Expected return on plan assets	(7,296)	(6,556)	(5,698)

Net periodic cost	$2,479	$2,895	$3,226

Unified Western Grocers, Inc. and Subsidiaries

Notes to Consolidated Financial Statements—(Continued)

(dollars in thousands)
	ESPP II
	September 29, 2007	September 30, 2006	October 1, 2005
Service cost	$1,208	$1,324	$1,442
Interest cost	1,000	814	754
Amortization of prior service cost	241	241	241
Recognized actuarial loss	—	139	33

Net periodic cost	$2,449	$2,518	$2,470

The following table sets forth the change in benefit obligation for the Benefit Plan and ESPP II:

(dollars in thousands)
	Benefit Plan		ESPP II
	September 29, 2007	September 30, 2006	September 29, 2007	September 30, 2006
Benefit obligation at beginning of year	$103,694	$108,700	$15,799	$15,128
Service cost	3,149	3,559	1,208	1,324
Interest cost	6,626	5,892	1,000	814
Plan amendments	76	—	—	—
Actuarial loss/(gain)	688	(11,394)	973	(775)
Benefits paid	(3,373)	(3,063)	(603)	(692)

Benefit obligation at end of year	$110,860	$103,694	$18,377	$15,799

The following table sets forth the change in plan assets for the Benefit Plan and ESPP II:

(dollars in thousands)
	Benefit Plan		ESPP II
	September 29, 2007	September 30, 2006	September 29, 2007	September 30, 2006
Fair value of plan assets at beginning of year	$84,863	$73,201	$—	$—
Actual return on plan assets	13,585	7,122	—	—
Employer contribution	4,522	7,603	603	692
Benefits paid	(3,373)	(3,063)	(603)	(692)

Fair value of plan assets at end of year	$99,597	$84,863	$—	$—

The accrued pension and other benefit costs recognized in the accompanying consolidated balance sheets are computed as follows:

(dollars in thousands)
	Benefit Plan		ESPP II
	September 29, 2007	September 30, 2006	September 29, 2007	September 30, 2006
Funded status at June 30, 2007 and 2006, respectively (under-funded)	$(11,263)	$(18,831)	$(18,377)	$(15,799)
Unrecognized actuarial loss/(gain)	—	(4,640)	—	1,534
Unrecognized prior service cost	—	—	—	1,236
Fourth quarter employer contribution	2,275	2,344	—	—

Net amount recognized	$(8,988)	$(21,127)	$(18,377)	$(13,029)

Unified Western Grocers, Inc. and Subsidiaries

Notes to Consolidated Financial Statements—(Continued)

In fiscal year 2006, the unrecognized actuarial gains and losses and prior service cost represent the impact of actuarial assumption changes for the Benefit Plan and ESPP II and cumulative prior service costs for new entrants into the ESPP II plan which had not yet been recognized in the financial statements. The company’s adoption of SFAS No. 158 in the fourth quarter of its fiscal year ending September 29, 2007 required recognition of the funded (under-funded) status of each of the defined benefit pension plans, and therefore eliminated such unrecognized differences.

The following table sets forth the amounts recognized in the consolidated balance sheets for the Benefit Plan and ESPP II:

(dollars in thousands)
	Benefit Plan		ESPP II
	September 29, 2007	September 30, 2006	September 29, 2007	September 30, 2006
Accrued benefit cost	$(19,153)	$(21,127)	$(14,875)	$(13,423)
Intangible assets	—	—	—	394
Accumulated other comprehensive earnings (loss)	10,165	—	(3,502)	—

Net amount recognized	$(8,988)	$(21,127)	$(18,377)	$(13,029)

The following table summarizes the minimum liability adjustment included in other comprehensive earnings (loss):

(dollars in thousands)
	Benefit Plan		ESPP II
	September 29, 2007	September 30, 2006	September 29, 2007	September 30, 2006
Increase (decrease) in minimum liability included in other comprehensive income	$—	$(615)	$—	$—

Increase (decrease) in minimum liability included in other comprehensive income, net of taxes	$—	$(366)	$—	$—

Unified Western Grocers, Inc. and Subsidiaries

Notes to Consolidated Financial Statements—(Continued)

Pursuant to SFAS No. 158, the following tables reconcile the change in net periodic benefit cost, plan assets, benefit obligation and accumulated other comprehensive (income) loss (and components thereof) for the Benefit Plan:

(dollars in thousands)
						Accumulated Other Comprehensive Income Components
September 29, 2007	Annual Cost	Plan Assets	Benefit Obligation	Accumulated Other Comprehensive (Income)/Loss		Deferred Plan Amendment (Unrecognized Prior Service Cost)		Deferred Actuarial (Gains)/ Losses
Beginning balance		$84,863	$(103,694)	$(4,640	)(a)	—	(a)	$(4,640	)(a)
Service cost	$3,149	—	(3,149)	—		—		—
Interest cost	6,626	—	(6,626)	—		—		—
Actual return (gain)/loss	(13,585)	13,585	—	—		—		—

Basic annual cost	(3,810)	—	—	—		—		—
Contributions	—	4,522	—	—		—		—
Benefits paid	—	(3,373)	3,373	—		—		—
Deferrals
Unexpected return adjustment	6,289	—	—	(6,289)		—		(6,289)
Plan amendments	—	—	(76)	76		76		—
Unrecognized actuarial loss/(gain)	—	—	(688)	688		—		688

Ending balance	$2,479	$99,597	$(110,860)	$(10,165)		$76		$(10,241)

(a)	This amount represents the pro-forma impact on beginning accumulated other comprehensive earnings as if SFAS No. 158 had been in effect at the beginning of the year and is provided for illustrative purposes only in order to properly display the incremental effects of the activity in accumulated other comprehensive earnings during fiscal 2007.

Pursuant to SFAS No. 158, the following tables reconcile the change in net periodic benefit cost, plan assets, benefit obligation and accumulated other comprehensive (income) loss (and components thereof) for the ESPP II:

(dollars in thousands)
						Accumulated Other Comprehensive Income Components
September 29, 2007	Annual Cost	Plan Assets	Benefit Obligation	Accumulated Other Comprehensive (Income)/Loss		Deferred Prior Service Cost		Deferred Actuarial (Gains)/ Losses
Beginning balance		$—	$(15,799)	$2,770	(a)	$1,236	(a)	$1,534	(a)
Service cost	$1,208	—	(1,208)	—		—		—
Interest cost	1,000	—	(1,000)	—		—		—

Basic annual cost	2,208	—	—	—		—		—
Contributions	—	603	—	—		—		—
Benefits paid	—	(603)	603	—		—		—
Deferrals
Unrecognized actuarial loss/(gain)	—	—	(973)	973		—		973
Amortization
Prior service cost	241	—	—	(241)		(241)		—

Ending balance	$2,449	$—	$(18,377)	$3,502		$995		$2,507

(a)	This amount represents the pro-forma impact on beginning accumulated other comprehensive earnings as if SFAS No. 158 had been in effect at the beginning of the year and is provided for illustrative purposes only in order to properly display the incremental effects of the activity in accumulated other comprehensive earnings during fiscal 2007.

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

In fiscal 2006, the Company reversed the additional pension liability for the Benefit Plan of $0.6 million recorded in fiscal 2005, and recorded a corresponding credit to accumulated other comprehensive earnings (loss), since the accrued expense of $21.1 million exceeded the unfunded accumulated benefit obligation (“ABO”) as of June 30, 2006, the plan’s measurement date, as determined by third party actuaries. The Company adopted SFAS No. 158 for the fiscal year ending September 29, 2007, which required the recognition of the funded status of both of the Company’s defined benefit pension plans, therefore eliminating the previous requirement to measure and record an adjustment for the additional minimum pension liability.

In fiscal 2006, the Company recorded an additional minimum liability for the ESPP II plan of $0.4 million, with a corresponding intangible asset of $0.4 million recorded as an offset to this additional liability. Since the intangible asset was sufficient to offset the additional liability recorded, there was no required charge to accumulated other comprehensive earnings (loss) at September 30, 2006. Pursuant to the adoption of SFAS No. 158 for fiscal year-end 2007, the Company reversed both the additional minimum liability for the ESPP II plan of $0.4 million and the corresponding intangible asset of $0.4 million recorded as an offset to this additional liability.

The weighted-average assumptions used in computing the preceding information as of June 30, 2007, 2006 and 2005 (the annual plan measurement dates) were as follows:

Benefit Plan	2007	2006	2005
Benefit obligations:
Discount rate for benefit obligation	6.50%	6.50%	5.50%
Rate of compensation increase	4.25%	4.25%	3.25%
Net periodic cost:
Discount rate for net periodic benefit cost	6.50%	5.50%	6.25%
Expected long-term return on plan assets	8.50%	8.50%	8.50%
Rate of compensation increase	4.25%	3.25%	4.00%

ESPP II	2007	2006	2005
Benefit obligations:
Discount rate for benefit obligation	6.50%	6.50%	5.50%
Rate of compensation increase	4.25%	4.25%	3.25%
Net periodic cost:
Discount rate for net periodic benefit cost	6.50%	5.50%	6.25%
Expected long-term return on plan assets	N/A	N/A	N/A
Rate of compensation increase	4.25%	3.25%	4.00%

The Company’s fiscal 2007 pension expense was calculated based upon a number of actuarial assumptions, including an expected long-term rate of return on plan assets of 8.50%. In developing the long-term rate of return assumption, the Company evaluated historical asset class returns based on broad equity and bond indices. The expected long-term rate of return on plan assets assumes an asset allocation of approximately 65% equity and 35% fixed income financial instruments. The Company regularly reviews with its third party advisors the asset allocation and periodically rebalances the investment mix to achieve certain investment goals when considered appropriate (see further discussion and related table under “Plan Assets” below). Actuarial assumptions, including the expected rate of return, are reviewed at least annually, and are adjusted as necessary. Lowering the expected long-term rate of return on the Company’s plan assets by 0.50% (from 8.50% to 8.00%) would have increased its pension expense for fiscal 2007 by approximately $0.4 million.

The discount rate that was utilized for determining the Company’s fiscal 2006 pension obligation and fiscal 2007 net periodic benefit cost was selected to reflect the rates of return currently available on high quality fixed income

Unified Western Grocers, Inc. and Subsidiaries

Notes to Consolidated Financial Statements—(Continued)

securities whose cash flows (via coupons and maturities) match the timing and amount of future benefit payments of the plan. Bond information was provided by a recognized rating agency for all high quality bonds receiving one of the two highest ratings. As a result of this modeling process, the discount rate was increased from 5.50% at June 30, 2005 to 6.50% at June 30, 2006. Decreasing both the discount rate and projected salary increase assumptions by 0.50% would have increased the Company’s fiscal 2007 pension expense for the Benefit Plan and ESPP II by approximately $0.2 million.

The discount rate that was utilized for determining the Company’s fiscal 2007 pension obligation and projected fiscal 2008 net periodic benefit cost was selected to reflect the rates of return currently available on high quality fixed income securities whose cash flows (via coupons and maturities) match the timing and amount of future benefit payments of the plan. Bond information was provided by a recognized rating agency for all high quality bonds receiving one of the two highest ratings. As a result of this modeling process, the discount rate remained consistent at 6.50% at both June 30, 2007 and June 30, 2006.

Plan Assets

The Company’s Benefit Plan weighted-average asset allocation at September 29, 2007 and September 30, 2006, by asset category are as follows:

(dollars in thousands)
	September 29, 2007	September 30, 2006
Asset Category:
Equity securities	$69,065	$57,303
Debt securities	26,903	24,614
Other	3,629	2,946

Total	$99,597	$84,863

The assets of the Benefit Plan are invested to provide safety through diversification in a portfolio of common stocks, bonds, cash equivalents and other investments that may reflect varying rates of return. The overall return objective for the portfolio is a reasonable rate consistent with the risk levels established by the Company’s Benefits Committee. The investments are to be diversified within asset classes (e.g., equities should be diversified by economic sector, industry, quality and size).

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

Contributions

During fiscal 2007, the Company contributed $3.4 million and $1.1 million to the Benefit Plan for the 2007 plan year and 2006 plan year, respectively. In addition, the Company also contributed $0.6 million in fiscal 2007 to the

Unified Western Grocers, Inc. and Subsidiaries

Notes to Consolidated Financial Statements—(Continued)

ESPP II Plan to fund benefit payments to participants. At this time, the Company expects to make estimated contributions to the Benefit Plan totaling $10.7 million in fiscal 2008 for the 2008 plan year ($4.7 million) and 2007 plan year ($6.0 million). Additional contributions, if any, for the 2007 plan year will be due by September 15, 2008, while contributions for the 2008 plan year will be due by September 15, 2009. In addition, the Company expects to contribute $1.3 million to the ESPP II Plan to fund projected benefit payments to participants in fiscal 2008.

The Company also made contributions of $12.2 million, $12.0 million and $11.1 million for the fiscal years ended September 29, 2007, September 30, 2006 and October 1, 2005, respectively, to collectively bargained, multi-employer defined benefit pension plans in accordance with the provisions of negotiated labor contracts. Information from the plans’ administrators is not available to permit the Company to determine its proportionate share of termination liability, if any.

The Company has a Sheltered Savings Plan (“SSP”), which is a defined contribution plan, adopted pursuant to Section 401(k) of the Internal Revenue Code for substantially all of its nonunion employees. The Company matches, after an employee’s one year of service, each dollar deferred up to 4% of compensation and, at its discretion, matches 40% of amounts deferred between 4% and 8%. At the end of each plan year, the Company may also contribute an amount equal to 2% of the compensation of those participants employed at that date. Participants are immediately 100% vested in the Company’s contribution.

The Company contributed approximately $3.9 million, $3.8 million and $3.3 million related to its SSP in the fiscal years ended September 29, 2007, September 30, 2006 and October 1, 2005, respectively.

The Company has a nonqualified Deferred Compensation Plan (“DCP”), which allows eligible employees to defer and contribute to an account a percentage of compensation on a pre-tax basis, as defined in the plan, in excess of amounts contributed to the SSP pursuant to IRS limitations, the value of which is measured by the fair value of the underlying investments. The Company informally funds its deferred compensation liability with assets held in a rabbi trust consisting primarily of life insurance policies reported at cash surrender value. The assets held in the rabbi trust are not available for general corporate purposes. Participants can direct the investment of their deferred compensation plan accounts in several investment funds as permitted by the DCP. Gains or losses on investments are fully allocable to the plan participants. The cash surrender value of life insurance policies is included in other assets in the Company’s consolidated balance sheets because they remain assets of the Company until paid out to the participants. The cash surrender value of the life insurance policies was $8.6 million and $6.9 million at September 29, 2007 and September 30, 2006, respectively. The liability to participants ($8.6 million and $7.0 million at September 29, 2007 and September 30, 2006, respectively) is included in other long-term liabilities in the Company’s consolidated balance sheets. The rabbi trust is subject to creditor claims in the event of insolvency.

The Company has an Employee Savings Plan, which is a defined contribution plan, adopted pursuant to Section 401(k) of the Internal Revenue Code for substantially all of its union employees. The Company does not match any employee deferrals into the plan, and therefore, there is no related vesting schedule. No expense was incurred in the periods presented.

Estimated Future Benefit Payments

The following benefit payments, which reflect expected future service, as appropriate, are expected to be paid in fiscal years:

(dollars in thousands)
	Benefit Plan	ESPP II
2008	$4,206	$1,330
2009	4,560	1,359
2010	5,021	1,351
2011	5,506	1,861
2012	6,206	2,060
2013 – 2017	38,146	11,655

Total	$63,645	$19,616

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

The components of net periodic benefit cost consist of the following:

(dollars in thousands)
	September 29, 2007	September 30, 2006	October 1, 2005
Service cost	$1,338	$1,648	$1,349
Interest cost	2,632	3,408	3,454
Recognized actuarial (gain) loss	(432)	744	431

Net periodic benefit cost	$3,538	$5,800	$5,234

The change in the benefit obligations consists of the following:

(dollars in thousands)
	September 29, 2007	September 30, 2006
Benefit obligation at beginning of year	$41,805	$63,562
Service cost	1,338	1,648
Interest cost	2,632	3,408
Actuarial loss (gain)	616	(24,186)
Benefits paid	(2,475)	(2,627)

Benefit obligation at end of year	$43,916	$41,805

The change in the plan assets during the year is:

(dollars in thousands)
	September 29, 2007	September 30, 2006
Fair value of plan assets at beginning of year	$—	$—
Employer contribution	2,475	2,627
Benefits paid	(2,475)	(2,627)

Fair value of plan assets at end of year	$—	$—

The funded status of the plans is:

(dollars in thousands)
	September 29, 2007	September 30, 2006
Funded status at June 30, 2007 and 2006 (under-funded)	$(43,916)	$(41,805)
Unrecognized actuarial (gain) loss	—	(9,879)

Net amount recognized	$(43,916)	$(51,684)

Unified Western Grocers, Inc. and Subsidiaries

Notes to Consolidated Financial Statements—(Continued)

The accrued benefit costs of $43.9 million and $51.7 million at September 29, 2007 and September 30, 2006, respectively, are included in net long-term liabilities, other in the consolidated balance sheets. In fiscal year 2006, the unrecognized actuarial gain represents the impact of actuarial assumption changes for the postretirement benefit plans, which had not yet been recognized in the financial statements. The company’s adoption of SFAS No. 158 in the fourth quarter of its fiscal year ending September 29, 2007 required recognition of the funded status of the postretirement benefit plans, and therefore eliminated such unrecognized differences.

Pursuant to SFAS No. 158, the following tables reconcile the change in net periodic benefit cost, plan assets, benefit obligation and accumulated other comprehensive (income) loss (and components thereof) for the Company’s postretirement benefit plans:

(dollars in thousands)
						Accumulated Other Comprehensive Income Components
September 29, 2007	Annual Cost	Plan Assets	Benefit Obligation	Accumulated Other Comprehensive (Income)/Loss		Deferred Prior Service Cost		Deferred Actuarial (Gains)/Losses
Beginning balance	—	$—	$(41,805)	$(9,879	)(a)	$—	(a)	$(9,879	)(a)
Service cost	$1,338	—	(1,338)	—		—		—
Interest cost	2,632	—	(2,632)	—		—		—

Basic annual cost	3,970	—	—	—		—		—
Contributions	—	2,475	—	—		—		—
Benefits paid	—	(2,475)	2,475	—		—		—
Deferrals
Unrecognized actuarial loss/(gain)	—	—	(616)	616		—		616
Amortization
Prior service cost	—	—	—	—		—		—
Recognized actuarial loss/(gain)	(432)	—	—	432		—		432

Ending balance	$3,538	$—	$(43,916)	$(8,831)		$—		$(8,831)

(a)	This amount represents the pro-forma impact on beginning accumulated other comprehensive earnings as if SFAS No. 158 had been in effect at the beginning of the year and is provided for illustrative purposes only in order to properly display the incremental effects of the activity in accumulated other comprehensive earnings during fiscal 2007.

The Company expects to make contributions to its postretirement benefit plans in amounts equivalent to the expected benefit payments as indicated below.

Benefit payments, including those amounts to be paid out of corporate assets and reflecting future expected service as appropriate, are expected to be paid in fiscal years:

(dollars in thousands)
Postretirement Benefit Plans
2008	$2,879
2009	3,069
2010	3,217
2011	3,395
2012	3,557
2013 – 2017	20,811

Total	$36,928

Unified Western Grocers, Inc. and Subsidiaries

Notes to Consolidated Financial Statements—(Continued)

The weighted-average assumptions as of June 30, 2007, 2006 and 2005 are as follows:

	Postretirement benefit plans
	2007	2006	2005
Benefit obligations:
Discount rate for benefit obligation	6.50%	6.50%	5.50%
Rate of compensation increase	4.25%	4.25%	3.25%
Net periodic benefit cost:
Discount rate for net periodic benefit cost	6.50%	5.50%	6.25%
Rate of compensation increase	4.25%	3.25%	4.00%

For measurement purposes, the following table sets forth the assumed health care trend rates:

	September 29, 2007	September 30, 2006
Health care cost trend rate assumed for 2008 and 2007 (a)	10.00%	10.00%
Rate to which the cost trend rate is assumed to decline (the ultimate trend rate) (b)	5.00%	5.00%
Year that the rate reaches the ultimate trend rate	2013	2012

(a)	The annual rate of increase in the per capita cost of covered health care benefits.
(b)	The health care trend rate is assumed to decrease annually by 1% until reaching the ultimate trend rate of 5% in fiscal 2013 and 2012 for the years ended September 29, 2007 and September 30, 2006, respectively.

Assumed health care cost trend rates have a significant effect on the amounts reported for the health care plans. A one-percentage-point change in assumed health care cost trend rates would have the following effects as of September 29, 2007:

(dollars in thousands)
	1-Percentage-Point Increase	1-Percentage-Point Decrease
Effect on total of service and interest cost	$165	$(164)

Effect on accumulated postretirement benefit obligation	$2,397	$(2,233)

The Company’s union employees participate in a multi-employer plan that provides health care benefits for retired union employees. Amounts contributed to the multi-employer plan for these union employees totaled $3.5 million in fiscal 2007, $3.4 million in fiscal 2006 and $3.8 million in fiscal 2005. Information from the plans’ administrators is not available to permit the Company to determine its proportionate share of termination liability, if any.

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

14.    Segment Reporting

Management identifies segments based on the information monitored by the Company’s chief operating decision-makers to manage the business and, accordingly, has the following two reportable segments:

•

Wholesale Distribution includes the results of operations from the sale of food and general merchandise products to both Member and non-member independent and chain supermarket operators. As of September 29, 2007, the Wholesale Distribution segment represents approximately 99% of the Company’s total sales and 87% of total assets.

Unified Western Grocers, Inc. and Subsidiaries

Notes to Consolidated Financial Statements—(Continued)

•

The Insurance segment includes the results of operations for the Company’s three insurance subsidiaries (Grocers and Merchants Insurance Service, Inc., Springfield Insurance Company and Springfield Insurance Company, Ltd.). These subsidiaries provide insurance and insurance-related services, including workers’ compensation and liability insurance policies, to both the Company and its Members primarily located in California. As of September 29, 2007, the Company’s Insurance segment collectively accounts for approximately 1% of the Company’s total sales and 11% of total assets.

The “All Other” category includes the results of operations for the Company’s other support businesses, including its finance subsidiary, whose services are provided to a common customer base, none of which individually meets the quantitative thresholds of a reportable segment. As of September 29, 2007, the “All Other” category collectively accounts for less than 1% of the Company’s total sales and 2% of total assets.

Information about the Company’s operations by operating segment is as follows:

(dollars in thousands)
	September 29, 2007	September 30, 2006	October 1, 2005
Net sales
Wholesale distribution	$3,118,748	$2,938,073	$2,842,348
Insurance	26,614	22,163	30,331
All other	2,576	2,322	2,250
Intersegment elimination	(14,497)	(8,735)	(8,067)

Total net sales	$3,133,441	$2,953,823	$2,866,862

Operating income
Wholesale distribution	$51,507	$51,262	$50,085
Insurance	5,060	8,950	4,032
All other	(861)	(859)	(616)

Total operating income	55,706	59,353	53,501

Interest expense	(13,840)	(14,326)	(14,851)
Patronage dividends	(17,680)	(20,973)	(21,404)
Income taxes	(9,780)	(7,912)	(6,426)

Net earnings	$14,406	$16,142	$10,820

Depreciation and amortization
Wholesale distribution	$19,194	$21,016	$23,904
Insurance	141	207	269
All other	36	16	8

Total depreciation and amortization	$19,371	$21,239	$24,181

Capital expenditures
Wholesale distribution	$34,240	$13,915	$11,606
Insurance	—	56	85
All other	626	192	55

Total capital expenditures	$34,866	$14,163	$11,746

Identifiable assets
Wholesale distribution	$650,722	$613,079	$602,475
Insurance	84,762	86,403	88,058
All other	15,704	17,633	17,516

Total identifiable assets	$751,188	$717,115	$708,049

Unified Western Grocers, Inc. and Subsidiaries

Notes to Consolidated Financial Statements—(Continued)

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

The Company’s largest customer, Smart & Final, Inc., accounted for 12%, 11%, and 11% of total net sales for the fiscal years ended September 29, 2007, September 30, 2006 and October 1, 2005, respectively. Super Center Concepts, Inc. dba Superior Grocers, the Company’s second largest customer, accounted for 10%, 10%, and 8% for the fiscal years ended September 29, 2007, September 30, 2006 and October 1, 2005, respectively. The Company’s next eight largest customers combined accounted for 22%, 21% and 20% of total net sales for the fiscal years ended September 29, 2007, September 30, 2006 and October 1, 2005, respectively.

The Company’s ten largest customers’ accounts receivable accounted for approximately 41%, 33% and 30% of total accounts receivable at September 29, 2007, September 30, 2006 and October 1, 2005, respectively.

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

The fair value of variable interest rate notes payable approximates their carrying value at September 29, 2007 and September 30, 2006. The fair value of fixed rate notes payable was $172.6 million and $98.4 million compared to their carrying value of $172.6 million and $102.8 million at September 29, 2007 and September 30, 2006, respectively.

The fair value of subordinated patronage dividend certificates approximated their carrying value at September 29, 2007 and September 30, 2006.

The methods and assumptions used to estimate the fair values of the Company’s financial instruments at September 29, 2007 and September 30, 2006 were based on estimates of market conditions, estimates using present value and risks existing at that time. These values represent an approximation of possible value and may never actually be realized.

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

A brief description of related party transactions with Members affiliated with directors of the Company and transactions with executive officers follows:

Loans and Loan Guarantees

Unified provides loan financing and loan guarantees to its Members. The Company had the following loans outstanding at September 29, 2007 to Members affiliated with directors of the Company:

(dollars in thousands)
Director	Aggregate Loan Balance at September 29, 2007	Maturity Date
Peter J. O’Neal	$71	2011

On August 1, 2006, K.V. Mart Co. (“KV”), of which director Darioush Khaledi is affiliated, entered into a $1.1 million standby letter of credit agreement with GCC to secure insurance coverage with Springfield Insurance Company, a wholly owned subsidiary of the Company, in the event KV is unable to meet its obligations. The non-transferable standby letter of credit expires August 1, 2008, and is automatically renewable in one-year increments without amendment unless KV provides 30 days’ prior written notice to GCC.

The Company has guaranteed 22% of the principal amount of a third party loan to C&K, of which director Douglas A. Nidiffer is a shareholder, director and officer. At September 29, 2007 and September 30, 2006, the principal amount of this guarantee was $0.1 million and $0.2 million.

Lease Guarantees and Subleases

The Company provides lease guarantees and subleases to its Members. The Company has executed lease guarantees or subleases to Members affiliated with directors of the Company at September 29, 2007 as follows:

(dollars in thousands)
Director	No. of Stores	Total Current Annual Rent	Total Guaranteed Rent	Expiration Date(s)
Douglas A. Nidiffer	1	$693	3,481	2026
Michael A. Provenzano, Jr.	2	341	3,223	2017
John Berberian	2	310	1,482	2012-2013
Peter J. O’Neal	1	144	432	2010
Mark Kidd	1	121	151	2009

Unified Western Grocers, Inc. and Subsidiaries

Notes to Consolidated Financial Statements—(Continued)

Supply Agreements

During the course of its business, the Company enters into individually negotiated supply agreements with Members of the Company. These agreements require the Member to purchase certain agreed amounts of its merchandise requirements from the Company and obligate the Company to supply such merchandise under agreed terms and conditions relating to such matters as pricing and delivery. The Company has executed supply agreements with Members affiliated with directors of the Company at September 29, 2007 as follows:

Director	Expiration Date
Douglas A. Nidiffer	12/29/2013
Michael A. Provenzano, Jr.	10/03/2007

Loans to Executive Officers

In December 2000, to facilitate a senior executive’s relocation to Southern California, the Company loaned to this executive, pursuant to a note, $0.1 million with interest of 7.0% per annum payable quarterly and principal due at the option of the holder.

18.    Subsequent Events

On October 5, 2007, the Board authorized the repurchase on October 11, 2007 of 900 shares of the Company’s Class A Shares that had been tendered and were pending redemption. The Company paid approximately $0.2 million to redeem the shares. On December 12, 2007, the Board authorized the repurchase on or before December 28, 2007 of 2,200 Class A Shares with an approximate redemption value of $0.5 million and 22,055 Class B Shares with an approximate redemption value of $4.3 million.

On September 30, 2007, the Company completed the purchase of certain assets, including inventory, prepaid and deferred expenses (other than deferred tax assets), notes receivable, and certain fixed assets, and assumption of certain liabilities, including accounts payable, non-union employee pension plan and a warehouse lease related to the operation of Associated Grocers, Incorporated and its subsidiaries (“AG”) of Seattle, Washington. AG is a wholesaler providing food, nonfood, general merchandise and retail services to stores from its office and distribution facilities in Seattle and Renton, Washington. The total purchase price was $39.5 million in cash, which was financed through the Company’s revolving credit line. At the conclusion of the 45-day period following September 30, 2007, the purchase price was adjusted by an increase of approximately $0.3 million, based upon post-closing adjustments to AG’s balance sheet and other considerations as specified in the Asset Purchase Agreement.

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

Changes in internal controls over financial reporting.    Management, with the participation of the Chief Executive Officer and Chief Financial Officer of the Company, has evaluated any changes in the Company’s internal control over financial reporting that occurred during the fourth quarter of our fiscal year ended September 29, 2007. Management, the Chief Executive Officer and the Chief Financial Officer of the Company have concluded that no change in our internal control over financial reporting (as defined in Rule 13a—15(f) under the Securities Exchange Act of 1934) occurred during the fourth quarter of our fiscal year ended September 29, 2007 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

The Company is a non-accelerated filer and will be required, beginning in our 2008 fiscal year, to perform an evaluation of our internal control over financial reporting, and beginning in our 2009 fiscal year, our independent registered public accounting firm will have to test and evaluate the design and operating effectiveness of such controls and publicly attest to such evaluation. The Company is currently in the documentation phase of its Section 404 compliance and will comply with these disclosure requirements for its fiscal year ending September 27, 2008.

Item 9B.    OTHER INFORMATION

On October 5, 2007, the Board amended the Bylaws of the Company. Before this amendment, Article III, Section 2 of the Bylaws provided that all of the directors of the Company, except up to three directors elected by the Class A Shares, were required to be Shareholder-Related Directors (as defined in that section). As amended, the Bylaws now permit up to six directors elected by the Class A Shares to be non-Shareholder-Related Directors. A copy of the Bylaws, as amended, is attached to this Annual Report on Form 10-K as Exhibit 3.2.

Part III

Item 10.    DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

Information regarding the directors of Unified is incorporated from the information under the captions “Election of Directors,” “Board Meetings and Committees,” “Section 16(a) Beneficial Ownership Reporting Compliance” and “Code of Financial Ethics” in the Company’s proxy statement for its 2008 annual meeting of shareholders to be filed within 120 days after the end of the most recent fiscal year.

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

Officer’s Name	Age	Business Experience During Last Five Years
Alfred A. Plamann	65	President and Chief Executive Officer since February 1994.
Robert M. Ling, Jr.	50	Executive Vice President, General Counsel and Secretary since November 1999.
Richard J. Martin	62	Executive Vice President, Finance & Administration and Chief Financial Officer since November 1999.
Philip S. Smith	57	Executive Vice President, Chief Marketing / Procurement Officer since October 2003; Senior Vice President, Procurement, November 1999 to October 2003.
Joseph L. Falvey	47	Senior Vice President, Sales since August 2007; Vice President and President Northern California, January 2000 to July 2007.
Daniel J. Murphy	61	Senior Vice President, Retail Support Services and Perishables, since July 2001.
Rodney L. VanBebber	52	Senior Vice President, Distribution since January 2000.
Christine Neal	54	Vice President and Treasurer since March 2003; Financial Consultant, April 1999 to February 2003.
Joseph A. Ney	59	Vice President, Insurance since November 1998.
Randall G. Scoville	47	Vice President, Accounting and Chief Accounting Officer since October 2005; Chief Financial Officer, Cardenas Markets, Inc., January 2004 to October 2005; Financial Consultant, July 2002 to December 2003.

Under the securities laws of the United States, our directors, executive officers and any persons holding more than 10 percent of our common stock are required to report their ownership of common stock and any changes in that ownership, on a timely basis, to the SEC. In mid-2003, the SEC amended its rules to require that substantially all Section 16 reports be filed within two business days of a reportable event, and that all filings be effected through the SEC’s EDGAR filing system. Based on our review of such reports and written representations furnished to us, all such required reports were filed on a timely basis in 2006, except that the Company, who has been authorized to file such reports on behalf of Peter J. O’Neal, failed to timely report Mr. O’Neal’s acquisition of 68, 25 and 72 Class B Shares and 1, 78 and 39 Class E Shares on December 17, 2004, December 8, 2005 and January 2, 2007, respectively. The Company has a program in effect to assist its directors in complying with the reporting rules of Section 16(a) of the Exchange Act. The Company believes that this program effectively helps prevent unintentional failures to comply with the reporting provisions.

Item 11.    EXECUTIVE COMPENSATION

Incorporated by reference from the information under the captions “Compensation Discussion and Analysis,” “Compensation Committee Interlocks and Insider Participation,” “Report of Compensation Committee on Executive Compensation,” “Executive Officer Compensation” and “Director Compensation” in the Company’s proxy statement for its 2008 annual meeting of shareholders to be filed within 120 days after the end of the most recent fiscal year.

Item 12. SECURITY	OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

Incorporated by reference from the information under the caption “Security Ownership of Directors and Officers” in the Company’s proxy statement for its 2008 annual meeting of shareholders to be filed within 120 days after the end of the most recent fiscal year.

Item 13. CERTAIN	RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

Entities with which directors are affiliated, as Members of Unified, purchase groceries and related products and services from Unified in the ordinary course of business pursuant to published terms or according to the provisions of individually negotiated supply agreements. As Members, firms with which directors are affiliated may receive various benefits including patronage dividends, allowances and retail support services. Unified makes a variety of benefits available to Members on a negotiated basis. Unified has provided to its Members loan financing in the form of direct loans and loan guarantees; provided lease guarantees and subleases; as well as invested directly in Members who are sometimes affiliated with directors of the Company. In addition, Unified may also enter into other agreements with Members which are affiliated with directors of the Company, as well as agreements with its executive officers. See Note 17 of Notes to Consolidated Financial Statements in Item 8, “Financial Statements and Supplementary Data,” which is incorporated herein by this reference, for a description of related party transactions. Additional information is incorporated by reference from the information under the captions “Compensation Committee Interlocks and Insider Participation,” “Transactions with Management and Other Persons” in the Company’s proxy statement for its 2008 annual meeting of shareholders to be filed within 120 days after the end of the most recent fiscal year.

Item 14.    PRINCIPAL ACCOUNTANT FEES AND SERVICES

Incorporated by reference from the information under the caption “Independent Registered Public Accounting Firm” in the Company’s proxy statement for its 2008 annual meeting of shareholders to be filed within 120 days after the end of the most recent fiscal year.

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

(a) (1) Consolidated Financial Statements:

•	Report of Independent Registered Public Accounting Firm.

•	Consolidated Balance Sheets as of September 29, 2007 and September 30, 2006.

•	Consolidated Statements of Earnings and Comprehensive Earnings for the fiscal years ended September 29, 2007, September 30, 2006 and October 1, 2005.

•	Consolidated Statements of Shareholders’ Equity for the fiscal years ended September 29, 2007, September 30, 2006 and October 1, 2005.

•	Consolidated Statements of Cash Flows for the fiscal years ended September 29, 2007, September 30, 2006 and October 1, 2005.

•	Notes to Consolidated Financial Statements.

   (2) Financial Statement Schedule:

•	Schedule II—Valuation and Qualifying Accounts for the fiscal years ended September 29, 2007, September 30, 2006 and October 1, 2005.

All other financial statement schedules for which provision is made in the applicable accounting regulations of the SEC are not required under the instructions to Item 8 or are inapplicable and therefore have been omitted.

   (3) Exhibits:

See Item 15 (b) below.

(b) Exhibits

The following documents are filed as part of this Annual Report on Form 10-K:

Exhibit No.	Description
3.1	Amended and Restated Articles of Incorporation of the Registrant, as amended (incorporated by reference to Exhibit 3.1 to the Registrant’s Quarterly Report on Form 10-Q for the fiscal quarter ended March 29, 2003, File No. 000-10815).

3.2*	Bylaws of the Registrant, as amended.

4.1	Retail Grocer Application and Agreement for Continuing Service Affiliation with Unified Western Grocers, Inc. and Pledge Agreement (incorporated by reference to Exhibit 4.7 to Amendment No. 2 to Form S-1 Registration Statement of the Registrant filed on December 31, 1981, File No. 2-70069).

4.2	Retail Grocer Application and Agreement for Service Affiliation with and the Purchase of Shares of Unified Western Grocers, Inc. and Pledge Agreement (incorporated by reference to Exhibit 4.2 to Post Effective Amendment No. 7 to Form S-2 Registration Statement of the Registrant filed on December 13, 1989, File No. 33-19284).

4.3	Copy of Application and Agreement for Service Affiliation as a Member-Patron/Affiliate with Unified Western Grocers, Inc. and Pledge and Security Agreement (incorporated by reference to Exhibit 4.1 to the Registrant’s Quarterly Report on Form 10-Q for the fiscal quarter ended April 1, 2000,
File No. 000-10815).

4.4	Copy of Application and Agreement for Service Affiliation as an Associate Patron with Unified Western Grocers, Inc. and Pledge and Security Agreement (incorporated by reference to Exhibit 4.2 to the Registrant’s Quarterly Report on Form 10-Q for the fiscal quarter ended April 1, 2000,
File No. 000-10815).

4.5	Agreement respecting directors’ shares (incorporated by reference to Exhibit 4.9 to Amendment No. 2 to Form S-1 Registration Statement of the Registrant filed on December 31, 1981, File No. 2-70069).

4.6	Subordination Agreement (Member-Patron-1988) (incorporated by reference to Exhibit 4.4 to Post-Effective Amendment No. 4 to Form S-2 Registration Statement of the Registrant filed on July 15, 1988, File No. 33-19284).

4.7	Subordination Agreement (Associate Patron-1988) (incorporated by reference to Exhibit 4.5 to Post-Effective Amendment No. 4 to Form S-2 Registration Statement of the Registrant filed on July 15, 1988, File No. 33-19284).

Exhibit No.	Description
4.8	Subordination Agreement (New Member-Patron-1988) (incorporated by reference to Exhibit 4.6 to Post-Effective Amendment No. 4 to Form S-2 Registration Statement of the Registrant filed on July 15, 1988, File No. 33-19284).

4.9	Subordination Agreement (New Associate Patron-1988) (incorporated by reference to Exhibit 4.7 to Post-Effective Amendment No. 4 to Form S-2 Registration Statement of the Registrant filed on July 15, 1988, File No. 33-19284).

4.10	Copy of Member Patron/Affiliate Subordination Agreement (Subordination of Required Deposit) (incorporated by reference to Exhibit 4.10 to Registrant’s Form 10-K for the fiscal year ended September 29, 2001 filed on December 27, 2001, File No. 000-10815).

4.11	Copy of Associate-Patron Subordination Agreement (Subordination of Required Deposit Agreement (incorporated by reference to Exhibit 4.11 to Registrant’s Form 10-K for the fiscal year ended September 29, 2001 filed on December 27, 2001, File No. 000-10815).

4.12	Form of Class A Share Certificate (incorporated by reference to Exhibit 4.12 to the Registrant’s Annual Report on Form 10-K for the fiscal year ended September 30, 2000, filed on December 26, 2000, File No. 000-10815).

4.13	Form of Class B Share Certificate (incorporated by reference to Exhibit 4.13 to the Registrant’s Annual Report on Form 10-K for the fiscal year ended September 30, 2000, filed on December 26, 2000, File No. 000-10815).

4.14	Amended and Restated Loan Purchase and Servicing Agreement Dated as of December 7, 2001 between Grocers Capital Company and National Consumer Cooperative Bank (incorporated by reference to Exhibit 10.1 to the Registrant’s Annual Report on Form 10-K for the fiscal year ended September 28, 2002, filed on January 13, 2003, File No. 000-10815).

4.15	Amended and Restated Credit Agreement dated as of December 7, 2001 among Grocers Capital Company, the lenders listed therein and National Cooperative Bank, as agent (incorporated by reference to Exhibit 10.1 to the Registrant’s Annual Report on Form 10-K for the fiscal year ended September 28, 2002, filed on January 13, 2003, File No. 000-10815).

4.16	Amended and Restated Loan Purchase Agreement (Existing Program) dated January 30, 1998 among United Resources, Inc., United Grocers, Inc. (predecessor-in-interest to the Registrant) and National Consumer Cooperative Bank (incorporated by reference to Exhibit 4.D1 to United Grocers, Inc. Annual Report on Form 10-K for the fiscal year ended October 2, 1998 filed on January 30, 1999,
File No. 002-60487, as amended).

4.17	Amended and Restated Loan Purchase Agreement (Holdback Program) dated January 30, 1998 among United Resources, Inc., United Grocers, Inc. (predecessor-in-interest to the Registrant) and National Consumer Cooperative Bank (incorporated by reference to Exhibit 4.D2 to United Grocers, Inc. Annual Report on Form 10-K for the fiscal year ended October 2, 1998 filed on January 30, 1999,
File No. 002-60487, as amended).

4.18	Guarantee dated September 29, 1999 by the Registrant of debt securities of United Grocers, Inc. (predecessor-in-interest to the Registrant) issued pursuant to that certain Indenture dated as of February 1, 1978, and as subsequently amended and supplemented, by and between United Grocers, Inc., and State Street Bank and Trust Company (incorporated by reference to Exhibit 4.1 to the Registrants Current Report on Form 8-K filed on October 13, 1999, File No. 000-10815).

4.19	Note purchase Agreement dated as of September 29, 1999 by and among Registrant and the persons listed on Schedule I thereto (incorporated by reference to Exhibit 10.1 to the Registrant’s Current report on Form 8-K filed on October 13, 1999, File No. 000-10815).

4.20	Amendment No. 1 and Limited Waiver to Note Purchase Agreement, dated as of September 14, 2000, by and among Registrant and the Noteholders listed on the signature pages thereto (incorporated by reference to Exhibit 4.24 to the Registrant’s Annual Report on Form 10-K for the fiscal year ended September 30, 2000, filed on December 26, 2000, File No. 000-10815).

Exhibit No.	Description
4.21	Second Amendment to Note Purchase Agreement and Notes dated as of March 27, 2002 by and among the Registrant and the Noteholders on the signature pages thereto (incorporated by reference to Exhibit 4.24.1 to the Registrant’s Quarterly Report on Form 10-Q for the fiscal quarter ended March 30, 2002, filed on May 14, 2002, File No. 000-10815).

4.22	Third Amendment to Note Purchase Agreement and Notes dated as of December 31, 2002 by and among the Registrant and the Noteholders on the signature pages thereto (incorporated by reference to Exhibit 10.1 to the Registrant’s Annual Report on Form 10-K for the fiscal year ended September 28, 2002, filed on January 13, 2003, File No. 000-10815).

4.23	Secured Revolving Credit Agreement dated as of September 29, 1999, by and among Registrant, the Lenders named therein and Rabobank Nederland, New York Branch (incorporated by reference to Exhibit 10.2 to the Registrant’s Current report on Form 8-K filed on October 13, 1999, File No. 000-10815).

4.24	Amendment No. 1 to Secured Revolving Credit Agreement dated as of November 18, 1999 by and among Registrant, the Lenders named therein and Rabobank Nederland, New York Branch (incorporated by reference to Exhibit 4.26 to the Registrant’s Annual Report on Form 10-K for the fiscal year ended September 30, 2000, filed on December 26, 2000, File No. 000-10815).

4.25	Amendment No. 2 and Limited Waiver to Secured Revolving Credit Agreement dated as of July, 2000 by and among Registrant, the Lenders named therein and Rabobank Nederland, New York Branch (incorporated by reference to Exhibit 4.27 to the Registrant’s Annual Report on Form 10-K for the fiscal year ended September 30, 2000, filed on December 26, 2000, File No. 000-10815).

4.26	Amendment No. 3 to Secured Revolving Credit Agreement dated as of December 7, 2001 by and among the Registrant, the Lenders named therein and Rabobank Nederland, New York Branch (incorporated by reference to Exhibit 4.27.1 to the Registrant’s Annual Report on Form 10-K for the fiscal year ended September 29, 2001, filed on December 27, 2001, File No. 000-10815).

4.27	Copy of indenture dated as of February 1, 1978, between Unified Western Grocers, Inc. (as successor to United Grocers, Inc.) and United States National Bank of Oregon, as trustee, relating to Unified Western Grocers, Inc.’s Capital Investment Notes (incorporated by reference to Exhibit 4.1 to United Grocers, Inc.’s registration Statement on Form S-1, No. 2-60488).

4.28	Copy of supplemental indenture dated as of January 27, 1989, between Unified Western Grocers, Inc. (as successor to United Grocers, Inc.) and United States National Bank of Oregon, as trustee, relating to Unified Western Grocers, Inc.’s Series F 5% Subordinated Redeemable Capital Investment Notes (incorporated by reference to Exhibit 4.G to the United Grocers, Inc. Form 10-K for the fiscal year ended September 30, 1989).

4.29	Copy of supplemental indenture dated as of January 22, 1991, between Unified Western Grocers, Inc. (as successor to United Grocers, Inc.) and United States National Bank of Oregon, as trustee, relating to Unified Western Grocers, Inc.’s Series G 5% Subordinated Redeemable Capital Investment Notes (incorporated by reference to Exhibit 4.D to the United Grocers, Inc. Registration Statement on Form S-2, No. 33-38617).

4.30	Copy of supplemental indenture dated as of July 6, 1992, between Unified Western Grocers, Inc. (as successor to United Grocers, Inc.) and United States National Bank of Oregon, as trustee, relating to Unified Western Grocers, Inc.’s Series H 5% Subordinated Redeemable Capital Investment Notes (incorporated by reference to Exhibit 4.C to the United Grocers, Inc. Registration Statement on Form S-2, No. 33-49450).

4.31	Copy of supplemental indenture dated as of January 9, 1995, between Unified Western Grocers, Inc. (as successor to United Grocers, Inc.) and First Bank National Association, as trustee, relating to Unified Western Grocers, Inc.’s Series J 5% Subordinated Redeemable Capital Investment Notes (incorporated by reference to Exhibit 4.C to the United Grocers, Inc. Registration Statement on Form S-2, No. 33-57199).

Exhibit No.	Description
4.32	Form of Indenture between the Registrant and U.S. Bank, N.A., as Trustee, relating to $4,000,000 Subordinated Patronage Dividend Certificates Due December 15, 2007 (incorporated by reference to Exhibit 4.35 to the Registrant’s Registration Statement on Form S-2, filed on February 28, 2003, File No. 333-103535).

4.33	Form of Subordinated Patronage Dividend Certificate Due December 15, 2007 (included in Exhibit 4.32).

4.34	Secured Revolving Credit Agreement dated as of December 5, 2003, by and among Registrant, the Lenders named therein and Harris Trust and Savings Bank (incorporated by reference to Exhibit 4.34 to the Registrant’s Annual Report on Form 10-K for the fiscal year ended September 27, 2003, filed on December 16, 2003, File No. 000-10815).

4.35	Security Agreement dated as of December 5, 2003, by and among Registrant, the Lenders named therein and Harris Trust and Savings Bank relating to the Secured Revolving Credit Agreement dated as of December 5, 2003, by and among Registrant, the Lenders named therein and Harris Trust and Savings Bank (incorporated by reference to Exhibit 4.35 to the Registrant’s Annual Report on Form 10-K for the fiscal year ended September 27, 2003, filed on December 16, 2003,
File No. 000-10815).

4.36	Amended and Restated Note Purchase Agreement, effective January 6, 2006, by and among Registrant and the Noteholders listed on the signature pages thereto (incorporated by reference to Exhibit 4.1 to the Registrant’s Current Report on Form 8-K, filed on January 11, 2006,
File No. 000-10815).

4.37	Form of Class E Share Certificate (incorporated by reference to Exhibit 4.37 to the Registrant’s Registration Statement on Form S-1, filed on January 31, 2006, File No. 333-131414).

4.38	Amended and Restated Credit Agreement, dated as of December 5, 2006, by and among Unified Western Grocers, Inc., other credit parties as identified therein, Bank of Montreal, Chicago Branch, as Administrative Agent, Bank of America, N.A., as Syndication Agent, Wells Fargo Bank, as Documentation Agent, BMO Capital Markets, as Lead Arranger and Book Runner, General Electric Capital Corporation, Union Bank of California, N.A., and PNC Bank National Association (incorporated by reference to Exhibit 99.1 to the Registrant’s Current Report on Form 8-K, filed on December 11, 2006, File No. 000-10815).

4.39	Amended and Restated Security Agreement, dated as of December 5, 2006, by and among Unified Western Grocers, Inc., the Debtors identified therein and Bank of Montreal, Chicago Branch (incorporated by reference to Exhibit 99.2 to the Registrant’s Current Report on Form 8-K, filed on December 11, 2006, File No. 000-10815).

4.40	Amendment to Note Purchase Agreement and Consent, dated as of December 19, 2006, by and among Registrant, John Hancock Life Insurance Company as collateral agent for the Noteholders and the Noteholders under the Amended and Restated Note Purchase Agreement listed on the signature pages thereto (incorporated by reference to Exhibit 4.40 to the Registrant’s Quarterly Report on Form 10-Q for the fiscal quarter ended December 30, 2006 filed on February 13, 2007,
File No. 000-10815).

10.1**	Amended and Restated Unified Western Grocers, Inc. Cash Balance Plan effective January 1, 2002, as amended (incorporated by reference to Exhibit 10.1 to the Registrant’s Annual Report on Form 10-K for the fiscal year ended September 28, 2002, filed on January 13, 2003,
File No. 000-10815).

10.1.1**	Amendment No. 2 to the Unified Western Grocers, Inc. Cash Balance Plan, amended as of November 15, 2004 (incorporated by reference to Exhibit 10.1.1 to the Registrant’s Annual Report on Form 10-K for the fiscal year ended October 1, 2005, filed on December 21, 2005,
File No. 000-10815).

10.1.2**	Amendment No. 3 to the Unified Western Grocers, Inc. Cash Balance Plan, amended as of November 15, 2004 (incorporated by reference to Exhibit 10.1.2 to the Registrant’s Annual Report on Form 10-K for the fiscal year ended October 1, 2005, filed on December 21, 2005,
File No. 000-10815).

Exhibit No.	Description
10.1.3**	Amendment No. 4 to the Unified Western Grocers, Inc. Cash Balance Plan, amended as of August 8, 2005 (incorporated by reference to Exhibit 10.1.3 to the Registrant’s Annual Report on Form 10-K for the fiscal year ended October 1, 2005, filed on December 21, 2005,
File No. 000-10815).

10.1.4**	Amendment No. 5 to the Unified Western Grocers, Inc. Cash Balance Plan, amended as of December 22, 2006 (incorporated by reference to Exhibit 10.1.4 to the Registrant’s Quarterly Report on Form 10-Q for the fiscal quarter ended December 30, 2006 filed on February 13, 2007, File No. 000-10815).

10.2**	Amended and Restated Unified Western Grocers, Inc. Deferred Compensation Plan dated as of May 1, 1999 (incorporated by reference to Exhibit 10.2 to the Registrant’s Annual Report on Form 10-K for the fiscal year ended August 28, 1999 filed on November 14, 1999,
File No. 000-10815).

10.2.1*(**)	Amendment No. 1 to the Amended and Restated Unified Western Grocers, Inc. Deferred Compensation Plan, amended as of October 19, 2007.

10.3**	Amended and Restated Unified Western Grocers, Inc. Employees’ Sheltered Savings Plan (incorporated by reference to Exhibit 10.1 to the Registrant’s Quarterly Report on Form 10-Q for the fiscal quarter ended December 29, 2001 filed on February 19, 2002, File No. 000-10815).

10.3.1**	Amendment No. 1 to the Unified Western Grocers, Inc. Employees’ Sheltered Savings Plan, amended as of June 11, 2002 (incorporated by reference to Exhibit 10.3.1 to the Registrant’s Annual Report on Form 10-K for the fiscal year ended October 1, 2005, filed on December 21, 2005, File No. 000-10815).

10.3.2**	Amendment No. 2 to the Unified Western Grocers, Inc. Employees’ Sheltered Savings Plan, amended as of September 1, 2003 (incorporated by reference to Exhibit 10.3.2 to the Registrant’s Annual Report on Form 10-K for the fiscal year ended October 1, 2005, filed on December 21, 2005, File No. 000-10815).

10.3.3**	Amendment No. 3 to the Unified Western Grocers, Inc. Employees’ Sheltered Savings Plan, amended as of December 19, 2003 (incorporated by reference to Exhibit 10.3.3 to the Registrant’s Annual Report on Form 10-K for the fiscal year ended October 1, 2005, filed on December 21, 2005, File No. 000-10815).

10.3.4**	Amendment No. 4 to the Unified Western Grocers, Inc. Employees’ Sheltered Savings Plan, amended as of November 15, 2004 (incorporated by reference to Exhibit 10.3.4 to the Registrant’s Annual Report on Form 10-K for the fiscal year ended October 1, 2005, filed on December 21, 2005, File No. 000-10815).

10.3.5**	Amendment No. 5 to the Unified Western Grocers, Inc. Employees’ Sheltered Savings Plan, amended as of August 17, 2005 (incorporated by reference to Exhibit 10.3.5 to the Registrant’s Annual Report on Form 10-K for the fiscal year ended October 1, 2005, filed on December 21, 2005, File No. 000-10815).

10.3.6**	Amendment No. 6 to the Unified Western Grocers, Inc. Employees’ Sheltered Savings Plan, amended as of December 1, 2005 (incorporated by reference to Exhibit 10.1 to the Registrant’s Quarterly Report on Form 10-Q for the fiscal quarter ended December 31, 2005).

10.3.7**	Amendment No. 7 to the Unified Western Grocers, Inc. Employees’ Sheltered Savings Plan, amended as of December 22, 2006 (incorporated by reference to Exhibit 10.3.7 to the Registrant’s Quarterly Report on Form 10-Q for the fiscal quarter ended December 30, 2006 filed on February 13, 2007, File No. 000-10815).

10.3.8*(**)	Amendment No. 8 to the Unified Western Grocers, Inc. Employees’ Sheltered Savings Plan, amended as of September 26, 2007.

10.4.1**	Unified Western Grocers, Inc., Executive Salary Protection Plan II (“ESPP II”), Master Plan Document, effective January 4, 1995 (incorporated by reference to Exhibit 10.4 to the Registrant’s Annual Report on Form 10-K for the fiscal year ended September 2, 1995 filed on December 1, 1995, File No. 000-10815).

Exhibit No.	Description
10.4.2**	Amendment No. 1999-I to Unified Western Grocers, Inc. Executive Salary Protection Plan II, effective as of January 1, 1999 (incorporated by reference to Exhibit 10.5 to the Registrant’s Form 10-Q for the quarterly period ended December 31, 2000, filed on February 13, 2001,
File No. 000-10815).

10.4.3**	Amendment No. 2000-I to Unified Western Grocers, Inc. Executive Salary Protection Plan II, effective as of January 1, 2000 (incorporated by reference to Exhibit 10.6 to the Registrant’s Form 10-Q for the quarterly period ended December 31, 2000, filed on February 13, 2001,
File No. 000-10815).

10.4.4**	Amended and Restated Unified Western Grocers, Inc. Executive Salary Protection Plan II, effective as of January 1, 2003 (incorporated by reference to Exhibit 10.4.4 to the Registrant’s Annual Report on Form 10-K for the fiscal year ended October 2, 2004, filed on December 16, 2004,
File No. 000-10815).

10.4.5*(**)	Amendment No. 1 to the Amended and Restated Unified Western Grocers, Inc. Executive Salary Protection Plan II, amended as of October 19, 2007.

10.5**	Master Trust Agreement For Unified Western Grocers, Inc. Executive Salary Protection Plan II, dated as of April 28, 1995 (incorporated by reference to Exhibit 10.5 to the Registrant’s Annual Report on Form 10-K for the fiscal year ended September 2, 1995 filed on December 1, 1995, File No. 000-10815).

10.6**	Unified Western Grocers, Inc. Executive Insurance Plan Split dollar Agreement and Schedule of Executive Officers party thereto (incorporated by reference to Exhibit 10.6 to the Registrant’s Annual Report on Form 10-K for the fiscal year ended September 2, 1995 filed on December 1, 1995, File No. 000-10815).

10.7**	Comprehensive Amendment to Unified Western Grocers, Inc. Employees’ Excess Benefit Plan dated as of December 5, 1995 (incorporated by reference to Exhibit 10.7 to the Registrant’s Annual Report on Form 10-K for the fiscal year ended August 30, 1997 filed on November 28, 1997, File No. 000-10815).

10.8**	Comprehensive Amendment to Unified Western Grocers, Inc. Employees’ Supplemental Deferred Compensation Plan dated as of December 5, 1995 (incorporated by reference to Exhibit 10.8 to the Registrant’s Annual Report on Form 10-K for the fiscal year ended August 30, 1997 filed on November 28, 1997, File No. 000-10815).

10.9**	Amended and Restated Unified Western Grocers, Inc. Employee Savings Plan (incorporated by reference to Exhibit 10.2 to the Registrant’s Quarterly Report on Form 10-Q for the fiscal quarter ended December 29, 2001 filed on February 19, 2002, File No. 000-10815).

10.9.1*(**)	Amendment No. 1 to the Unified Western Grocers, Inc. Employee Savings Plan, amended as of April 16, 2002.

10.9.2*(**)	Amendment No. 2 to the Unified Western Grocers, Inc. Employee Savings Plan, amended as of September 1, 2003.

10.9.3*(**)	Amendment No. 3 to the Unified Western Grocers, Inc. Employee Savings Plan, amended as of December 19, 2003.

10.9.4*(**)	Amendment No. 4 to the Unified Western Grocers, Inc. Employee Savings Plan, amended as of November 15, 2004.

10.9.5*(**)	Amendment No. 5 to the Unified Western Grocers, Inc. Employee Savings Plan, amended as of July 29, 2005.

10.9.6**	Amendment No. 6 to the Unified Western Grocers, Inc. Employee Savings Plan, amended as of December 22, 2006 (incorporated by reference to Exhibit 10.9.1 to the Registrant’s Quarterly Report on Form 10-Q for the fiscal quarter ended December 30, 2006 filed on February 13, 2007, File No. 000-10815).

10.9.7*(**)	Amendment No. 7 to the Unified Western Grocers, Inc. Employee Savings Plan, amended as of September 26, 2007.

Exhibit No.	Description
10.10**	Unified Western Grocers, Inc. Early Retirement Program (incorporated by reference to Exhibit 10.28 to the Form S-4 Registration Statement filed on August 26, 1999, File No. 333-05917).

10.11	Lease, dated as of December 23, 1986, between Cercor Associates and Grocers Specialty Company (incorporated by reference to Exhibit 10.8 to Form S-2 Registration Statement of the Registrant filed on September 2, 1993, File No. 33-68288).

10.12	Expansion Agreement, dated as of May 1, 1991, and Industrial Lease, dated as of May 1, 1991, between Dermody Properties and the Registrant (incorporated by reference to Exhibit 10.9 to
Form S-2 Registration Statement of the Registrant filed on September 2, 1993, File No. 33-68288).

10.13	Lease Amendment, dated June 20, 1991, between Dermody Properties and the Registrant (incorporated by reference to Exhibit 10.9.1 to Form S-2 Registration Statement of the Registrant filed on September 2, 1993, File No. 33-68288).

10.14	Lease Amendment, dated October 18, 1991, between Dermody Properties and the Registrant (incorporated by reference to Exhibit 10.9.2 to Form S-2 Registration Statement of the Registrant filed on September 2, 1993, File No. 33-68288).

10.15	Commercial Lease-Net dated December 6, 1994 between TriNet Essential Facilities XII and the Registrant (incorporated by reference to Exhibit 10.17 to the Registrant’s Annual Report on Form 10-K for the fiscal year ended September 2, 1995 filed on December 1, 1995, File No. 0-10815).

10.16	Purchase Agreement dated November 21, 1994 between the Registrant and TriNet Corporate Realty Trust, Inc. (incorporated by reference to Exhibit 10.18 to the Registrant’s Annual Report on Form 10-K for the fiscal year ended September 2, 1995 filed on December 1, 1995,
File No. 000-10815).

10.17**	Form of Employment Agreement between the Company and Alfred A. Plamann (incorporated by reference to Exhibit 10.19 to Form S-4 Registration Statement of the Registrant filed on
August 26, 1999, File No. 333-85917).

10.18**	Amendment to Employment Agreement dated as of August 1999, between the Registrant and Alfred A. Plamann (incorporated by reference to Exhibit 10.27 to Form S-4 Registration Statement of the Registrant filed on August 26, 1999, File No. 333-85917).

10.19**	Second Amendment to Employment Agreement dated as of April 2001, between registrant and Alfred A. Plamann (incorporated by reference to Exhibit 10.51 to the Registrant’s Form 10-Q for the quarterly period ended June 30, 2001, filed on August 14, 2001, File No. 000-10815).

10.19.1**	Third Amendment to Employment Agreement dated as of August 2003, between Registrant and Alfred A. Plamann (incorporated by reference to Exhibit 10.19.1 to the Registrant’s Annual Report on Form 10-K for the fiscal year ended September 27, 2003, filed on December 16, 2003,
File No. 000-10815).

10.20**	Form of Indemnification Agreement between the Company and each Director and Officer (incorporated by reference to Exhibit A to the Registrant’s Proxy Statement dated February 24, 1997 filed on February 24, 1997, File No. 000-10815).

10.20.1**	Form of Indemnification Agreement between the Company and each Director and Officer (incorporated by reference to Exhibit 10.20.1 to the Registrant’s Quarterly Report on Form 10-Q for the fiscal quarter ended June 30, 2007 filed on August 14, 2007, File No. 000-10815).

10.21**	Annual Incentive Plan for Chief Executive Officer (incorporated by reference to Exhibit 10.23 to the Registrant’s Annual Report on Form 10-K for the fiscal year ended August 30, 1997 filed on November 28, 1997, File No. 000-10815).

10.22**	Annual Incentive Plan for Senior Management (incorporated by reference to Exhibit 10.24 to the Registrant’s Annual Report on Form 10-K for the fiscal year ended August 30, 1997 filed on November 28, 1997, File No. 000-10815).

10.28	Loan guaranties dated June 12, 1980 and September 30, 1988, given by United Grocers, Inc. (predecessor-in-interest to the Registrant) for the benefit of C&K Market, Inc., an affiliate of Raymond L. Nidiffer (incorporated by reference to Exhibit 10.I12 to United Grocers’ Form 10-K for the fiscal year ended September 30, 1989).

Exhibit No.	Description
10.29	Agreement for Purchase and Sale and Escrow Instructions dated September 17, 1997, between United Grocers, Inc. (predecessor-in-interest to the Registrant) and C&K Market, Inc., an affiliate of Raymond L. Nidiffer (incorporated by reference to Exhibit 10.I5 to United Grocers, Inc.’s Form 10-K for the fiscal year ended October 2, 1998 filed on January 20, 1999, File No. 002-60487).

10.30	Stock Purchase Agreement dated November 17, 1997, by and among United Grocers, Inc. (predecessor-in-interest to the Registrant) and C&K Market, an affiliate of Raymond L. Nidiffer (incorporated by reference to Exhibit 10.I6 to Form 10-K of United Grocers, Inc. filed on January 20, 1999, File No. 002-60487).

10.31	Stock Purchase Agreement dated March 26, 1999 by and among Grocers Capital Company, K.V. Mart Co., an affiliate of Darioush Khaledi, Khaledi Family Partnership I, Khaledi Family Trust dated May 17, 1995, and Parviz Vazin and Vida Vazin (incorporated by reference to Exhibit 10.35 to the Registrant’s Annual Report on Form 10-K for the fiscal year ended September 30, 2000, filed on December 26, 2000, File No. 000-10815).

10.32	Pledge Agreement dated March 26, 1999 by Khaledi Family Partnership I, Khaledi Family Trust dated May 17, 1995, and Parviz Vazin and Vida Vazin in favor of Grocers Capital Company (incorporated by reference to Exhibit 10.36 to the Registrant’s Annual Report on Form 10-K for the fiscal year ended September 30, 2000, filed on December 26, 2000, File No. 000-10815).

10.33	Guaranty dated March 26, 1999 by K.V. Mart Co. in favor of Grocers Capital Company (incorporated by reference to Exhibit 10.37 to the Registrant’s Annual Report on Form 10-K for the fiscal year ended September 30, 2000, filed on December 26, 2000, File No. 000-10815).

10.34	Term Loan Agreement dated as of May 12, 2000 between K.V. Mart Co. and Unified Western Grocers, Inc. relating to a $7,000,000 Promissory Note due May 12, 2005 in favor of Unified Western Grocers, Inc. by K.V. Mart Co. (incorporated by reference to Exhibit 10.38 to the Registrant’s Form 10-Q for the quarterly period ended July 1, 2000 filed on August 17, 2000,
File No. 000-10815).

10.35	Security Agreement dated as of May 12, 2000 between K.V. Mart Co. and Unified Western Grocers, Inc. relating to the Term Loan Agreement dated as of May 12, 2000 between K.V. Mart Co. and Unified Western Grocers, Inc. (incorporated by reference to Exhibit 10.39 to the Registrant’s Form 10-Q for the quarterly period ended July 1, 2000 filed on August 17, 2000, File No. 000-10815).

10.36	Guaranty dated as of May 12, 2000 by Darioush Khaledi and Shahpar Khaledi, husband and wife, Darioush Khaledi, as Trustee of the Khaledi Family Trust under Declaration of Trust dated May 17, 1995, K.V. Property Company, and Parviz Vazin and Vida Vazin in favor of Unified Western Grocers, Inc. issued pursuant to that certain Term Loan Agreement dated as of May 12, 2000 between K.V. Mart Co. and Unified Western Grocers, Inc. (incorporated by reference to Exhibit 10.40 to the Registrant’s Form 10-Q for the quarterly period ended July 1, 2000 filed on August 17, 2000, File No. 000-10815).

10.37	Stock Collateral Acknowledgement and Consent dated as of May 12, 2000 executed by the shareholders of K.V. Mart Co. (incorporated by reference to Exhibit 10.41 to the Registrant’s Form 10-Q for the quarterly period ended July 1, 2000 filed on August 17, 2000, File No. 000-10815).

10.38	Preferred Stock Purchase Agreement by and between C & K Market, Inc. and Unified Western Grocers, Inc. dated as of December 19, 2000 (incorporated by reference to Exhibit 10.47 to the Registrant’s Form 10-Q for the quarterly period ended December 31, 2000, filed on February 13, 2001, File No. 000-10815).

10.39	Shareholders Agreement by and among Unified Western Grocers, Inc., C & K Market, Inc. and designated shareholders of C & K Market, Inc. dated as of December 19, 2000 (incorporated by reference to Exhibit 10.48 to the Registrant’s Form 10-Q for the quarterly period ended December 31, 2000, filed on February 13, 2001, File No. 000-10815).

10.40**	Form of Severance Agreement for Executive Vice Presidents with Three Years or More in an Officer Position executed by Robert M. Ling, Jr., Richard J. Martin and Charles J. Pilliter (incorporated by reference to Exhibit 10.49 to the Registrant’s Form 10-Q for the quarterly period ended December 31, 2000, filed on February 13, 2001, File No. 000-10815).

Exhibit No.	Description
10.41**	Form of Severance Agreement for Vice Presidents, Senior Vice Presidents and Executive Vice Presidents with Less Than Three Years in an Officer Position executed by Philip S. Smith, Rodney L. Van Bebber, Daniel J. Murphy, John C. Bedrosian, William O. Coté, Dirk T. Davis, Luis de la Mata, Stanley G. Eggink, Joseph L. Falvey, Carolyn S. Fox, Don Gilpin, Gary C. Hammett, Gary S. Herman, Joseph A. Ney, David A. Woodward (incorporated by reference to Exhibit 10.50 to the Registrant’s Form 10-Q for the quarterly period ended December 31, 2000, filed on February 13, 2001, File No. 000-10815).

10.42	Form of Subordinated Redemption Note—Excess Class B Shares (incorporated by reference to Exhibit 10.50 to Registrant’s Form 10-K for the fiscal year ended September 29, 2001 filed on
December 27, 2001, File No. 000-10815).

10.43	Agreement relating to the Registrant’s five-year interest rate collar (incorporated by reference to Exhibit 10.51 to Amendment No. 2 to Registrant’s Registration Statement on Form S-2 filed on
May 1, 2002).

10.44	Smart & Final Supply Agreement Dated May 16, 2003 (incorporated by reference to Exhibit 10.45 to Registrant’s Form 10-Q for the fiscal quarter ended June 28, 2003 filed on August 8, 2003,
File No. 000-10815).

10.45	Promissory Note dated June 4, 1996, due on demand in favor of Grocers Capital Company by Robert M. Ling, Jr. (incorporated by reference to Exhibit 10.45 to the Registrant’s Annual Report on Form 10-K for the fiscal year ended September 27, 2003, filed on December 16, 2003, File No. 000-10815).

10.46	Promissory Note dated December 6, 2000, due on demand in favor of Grocers Capital Company by Daniel J. Murphy and Debra A. Murphy (incorporated by reference to Exhibit 10.46 to the Registrant’s Annual Report on Form 10-K for the fiscal year ended September 27, 2003, filed on December 16, 2003, File No. 000-10815).

10.47	Purchase and Sale Agreement with Joint Escrow Instructions dated as of June 19, 2003, by and between Registrant and The Alamo Group, Inc. (incorporated by reference to Exhibit 10.47 to the Registrant’s Annual Report on Form 10-K for the fiscal year ended September 27, 2003, filed on December 16, 2003, File No. 000-10815).

10.48	Addendum to Purchase and Sale Agreement with Joint Escrow Instructions dated as of June 25, 2003, by and between Registrant and The Alamo Group, Inc. relating to the Purchase and Sale Agreement with Joint Escrow Instructions dated as of June 19, 2003, by and between Registrant and The Alamo Group, Inc. (incorporated by reference to Exhibit 10.48 to the Registrant’s Annual Report on Form 10-K for the fiscal year ended September 27, 2003, filed on December 16, 2003, File No. 000-10815).

10.49	First Amendment to Purchase and Sale Agreement with Joint Escrow Instructions dated as of July 31, 2003, by and between Registrant and The Alamo Group, Inc. relating to the Purchase and Sale Agreement with Joint Escrow Instructions dated as of June 19, 2003, by and between Registrant and The Alamo Group, Inc. (incorporated by reference to Exhibit 10.49 to the Registrant’s Annual Report on Form 10-K for the fiscal year ended September 27, 2003, filed on December 16, 2003, File No. 000-10815).

10.50	Second Amendment to Purchase and Sale Agreement with Joint Escrow Instructions dated as of August 15, 2003, by and between Registrant and The Alamo Group, Inc. relating to the Purchase and Sale Agreement with Joint Escrow Instructions dated as of June 19, 2003, by and between Registrant and The Alamo Group, Inc. (incorporated by reference to Exhibit 10.50 to the Registrant’s Annual Report on Form 10-K for the fiscal year ended September 27, 2003, filed on December 16, 2003, File No. 000-10815).

10.51	Third Amendment to Purchase and Sale Agreement with Joint Escrow Instructions dated as of August 22, 2003, by and between Registrant and The Alamo Group, Inc. relating to the Purchase and Sale Agreement with Joint Escrow Instructions dated as of June 19, 2003, by and between Registrant and The Alamo Group, Inc. (incorporated by reference to Exhibit 10.51 to the Registrant’s Annual Report on Form 10-K for the fiscal year ended September 27, 2003, filed on December 16, 2003, File No. 000-10815).

Exhibit No.	Description
10.52	Fourth Amendment to Purchase and Sale Agreement with Joint Escrow Instructions dated as of August 27, 2003, by and between Registrant and The Alamo Group, Inc. relating to the Purchase and Sale Agreement with Joint Escrow Instructions dated as of June 19, 2003, by and between Registrant and The Alamo Group, Inc. (incorporated by reference to Exhibit 10.52 to the Registrant’s Annual Report on Form 10-K for the fiscal year ended September 27, 2003, filed on December 16, 2003, File No. 000-10815).

10.53	Fifth Amendment to Purchase and Sale Agreement with Joint Escrow Instructions dated as of November 18, 2003, by and between Registrant and AH Investors, LLC relating to the Purchase and Sale Agreement with Joint Escrow Instructions dated as of June 19, 2003, by and between Registrant and The Alamo Group, Inc. (incorporated by reference to Exhibit 10.53 to the Registrant’s Annual Report on Form 10-K for the fiscal year ended September 27, 2003, filed on December 16, 2003, File No. 000-10815).

10.54	Operating Agreement of AH Investors, LLC dated as of November 26, 2003, by and among AH Investors, LLC, Hall Portola, Inc. and Alamo Group VIII, LLC (incorporated by reference to Exhibit 10.54 to the Registrant’s Form 10-Q for the fiscal quarter ended December 27, 2003 filed on February 10, 2004, File No. 000-10815).

10.55	Operating Agreement of TDH Investors, LLC dated as of November 26, 2003, by and among TDH Investors, LLC, Hall Portola, Inc. and Alamo Group VIII, LLC (incorporated by reference to Exhibit 10.55 to the Registrant’s Form 10-Q for the fiscal quarter ended December 27, 2003 filed on February 10, 2004, File No. 000-10815).

10.56	First Amendment to Agreement Regarding Assets dated as of December 19, 2003, by and among the Registrant, AH Investors, LLC and TDH Investors, LLC relating to the Fifth Amendment to Purchase and Sale Agreement with Joint Escrow Instructions dated as of November 18, 2003, by and between the Registrant and AH Investors, LLC (incorporated by reference to Exhibit 10.56 to the Registrant’s Form 10-Q for the fiscal quarter ended December 27, 2003 filed on February 10, 2004, File No. 000-10815).

10.57	Sixth Amendment to Purchase and Sale Agreement with Joint Escrow Instructions dated as of December 19, 2003, by and between the Registrant and AH Investors, LLC relating to the Purchase and Sale Agreement with Joint Escrow Instructions dated as of June 19, 2003, by and between the Registrant and The Alamo Group, Inc. (incorporated by reference to Exhibit 10.57 to the Registrant’s Form 10-Q for the fiscal quarter ended December 27, 2003 filed on February 10, 2004, File No. 000-10815).

10.58**	Form of Severance Agreement for Vice Presidents and Senior Vice Presidents, and Executive Vice Presidents with Less than Three Years in an Officer Position dated as of March 12, 2003, by and between the Registrant and Christine Neal (incorporated by reference to Exhibit 10.58 to the Registrant’s Form 10-Q for the fiscal quarter ended December 27, 2003 filed on February 10, 2004, File No. 000-10815).

10.59**	Form of Severance Agreement for Executive Vice Presidents with Three Years or More in an Officer Position dated as of October 2, 2003, by and between the Registrant and Philip S. Smith (incorporated by reference to Exhibit 10.59 to the Registrant’s Form 10-Q for the fiscal quarter ended December 27, 2003 filed on February 10, 2004, File No. 000-10815).

10.60	Series A Preferred Stock Exchange Agreement dated as of December 29, 2003, by and between C&K Market, Inc. and the Registrant (incorporated by reference to Exhibit 10.60 to the Registrant’s Form 10-Q for the fiscal quarter ended December 27, 2003 filed on February 10, 2004, File No. 000-10815).

10.61	Shareholders Agreement dated as of December 29, 2003, by and among the Registrant, C&K Market, Inc. and designated shareholders of C&K Market, Inc. (incorporated by reference to Exhibit 10.61 to the Registrant’s Form 10-Q for the fiscal quarter ended December 27, 2003 filed on February 10, 2004, File No. 000-10815).

10.62	Supply Agreement dated as of December 29, 2003, by and between the Registrant and C&K Market, Inc. (incorporated by reference to Exhibit 10.62 to the Registrant’s Form 10-Q for the fiscal quarter ended December 27, 2003 filed on February 10, 2004, File No. 000-10815).

Exhibit No.	Description
10.63	Continuing Guaranty dated as of December 29, 2003, by designated shareholders of C&K Market, Inc. in favor of the Registrant relating to the Series A Preferred Stock Exchange Agreement dated as of December 29, 2003, by and between C&K Market, Inc. and the Registrant (incorporated by reference to Exhibit 10.63 to the Registrant’s Form 10-Q for the fiscal quarter ended December 27, 2003 filed on February 10, 2004, File No. 000-10815).

10.64	Intercreditor and Subordination Agreement dated as of December 29, 2003, by and among designated subordinated creditors of C&K Market, Inc., C&K Market, Inc. and the Registrant (incorporated by reference to Exhibit 10.64 to the Registrant’s Form 10-Q for the fiscal quarter ended December 27, 2003 filed on February 10, 2004, File No. 000-10815).

10.65	Right of First Refusal Agreement dated as of December 29, 2003, by and among C&K Market, Inc., designated shareholders of C&K Market, Inc. and the Registrant (incorporated by reference to Exhibit 10.65 to the Registrant’s Form 10-Q for the fiscal quarter ended December 27, 2003 filed on February 10, 2004, File No. 000-10815).

10.66	Seventh Amendment to Purchase and Sale Agreement with Joint Escrow Instructions dated as of April 26, 2004, by and between the Registrant and AH Investors, LLC relating to the Purchase and Sale Agreement with Joint Escrow Instructions dated as of June 19, 2003, by and between the Registrant and The Alamo Group, Inc. (incorporated by reference to Exhibit 10.66 to the Registrant’s Form 10-Q for the fiscal quarter ended June 26, 2004 filed on August 3, 2004,
File No. 000-10815).

10.67	Second Amended and Restated Loan Purchase and Service Agreement dated as of June 9, 2004, between Grocers Capital Company and National Consumer Cooperative Bank, as buyer (incorporated by reference to Exhibit 10.67 to the Registrant’s Form 10-Q for the fiscal quarter ended June 26, 2004 filed on August 3, 2004, File No. 000-10815).

10.67.1	Change in Terms Agreement dated as of March 26, 2007 to Second Amended and Restated Loan Purchase and Service Agreement dated as of June 9, 2004, between Grocers Capital Company and National Consumer Cooperative Bank, as buyer (incorporated by reference to Exhibit 10.67.1 to the Registrant’s Quarterly Report on Form 10-Q for the fiscal quarter ended March 31, 2007 filed on May 11, 2007, File No. 000-10815).

10.68	Second Amended and Restated Credit Agreement dated as of June 9, 2004, among Grocers Capital Company, the lenders listed therein and National Consumer Cooperative Bank, as agent (incorporated by reference to Exhibit 10.68 to the Registrant’s Form 10-Q for the fiscal quarter ended June 26, 2004 filed on August 3, 2004, File No. 000-10815).

10.68.1	Change in Terms Agreement dated as of March 27, 2007 to Second Amended and Restated Credit Agreement dated as of June 9, 2004, among Grocers Capital Company, the lenders listed therein and National Consumer Cooperative Bank, as agent (incorporated by reference to Exhibit 10.68.1 to the Registrant’s Quarterly Report on Form 10-Q for the fiscal quarter ended March 31, 2007 filed on May 11, 2007, File No. 000-10815).

10.69**	Form of Severance Agreement for Vice Presidents and Senior Vice Presidents, and Executive Vice Presidents with Less than Three Years in an Officer Position dated as of December 8, 2006, by and between the Registrant and Randall G. Scoville (incorporated by reference to Exhibit 10.69 to the Registrant’s Quarterly Report on Form 10-Q for the fiscal quarter ended December 30, 2006 filed on February 13, 2007, File No. 000-10815).

10.70***	Asset Purchase Agreement between Unified Western Grocers, Inc. and Associated Grocers, Incorporated and its Subsidiaries, dated as of August 2, 2007 (incorporated by reference to Exhibit 10.70 to the Registrant’s Quarterly Report on Form 10-Q for the fiscal quarter ended June 30, 2007 filed on August 14, 2007, File No. 000-10815).

10.70.1	Limited Waiver of Asset Purchase Agreement dated as of September 30, 2007 (incorporated by reference to Exhibit 10.70.1 to the Registrant’s Current Report on Form 8-K filed on October 4, 2007, File No. 000-10815).

Exhibit No.	Description
14.1	Code of Financial Ethics (incorporated by reference to Exhibit 14.1 to the Registrant’s Annual Report on Form 10-K for the fiscal year ended October 1, 2005, filed on December 21, 2005,
File No. 000-10815).

21*	Subsidiaries of the Registrant.

31.1*	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2*	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1*	Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2*	Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*	Filed herein.
**	Management contract or compensatory plan or arrangement.
***	Confidential treatment was requested with respect to the omitted portions of this Exhibit, which portions have been filed separately with the Securities and Exchange Commission. Certain schedules were omitted in reliance upon Item 601(b)(2) of Regulation S-K. The Company agreed to furnish the SEC, supplementally, with a copy of any omitted schedule(s) upon request.

    (c) Financial Statement Schedule:

Schedule II—Valuation and Qualifying Accounts for the fiscal years ended September 29, 2007, September 30, 2006 and October 1, 2005.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

UNIFIED WESTERN GROCERS, INC.

By	/s/ RICHARD J. MARTIN
Richard J. Martin
Executive Vice President, Finance & Administration and Chief Financial Officer (Duly Authorized Officer and Principal Financial and Accounting Officer)

Dated: December 13, 2007

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

Signature	Title	Date

/s/ ALFRED A. PLAMANN Alfred A. Plamann	President and Chief Executive Officer (Principal Executive Officer)	December 13, 2007

/s/ RICHARD J. MARTIN Richard J. Martin	Executive Vice President, Finance & Administration and Chief Financial Officer (Principal Financial and Accounting Officer)	December 13, 2007

/s/ RANDALL G. SCOVILLE Randall G. Scoville	Vice President, Accounting and Chief Accounting Officer	December 13, 2007

/s/ LOUIS A. AMEN Louis A. Amen	Director	December 13, 2007

/s/ JOHN BERBERIAN John Berberian	Director	December 13, 2007

Signature	Title	Date

/s/ OSCAR GONZALEZ Oscar Gonzalez	Director	December 13, 2007

/s/ RICHARD E. GOODSPEED Richard E. Goodspeed	Director	December 13, 2007

/s/ TERRY H. HALVERSON Terry H. Halverson	Director	December 13, 2007

/s/ PAUL KAPIOSKI Paul Kapioski	Director	December 13, 2007

/s/ DARIOUSH KHALEDI Darioush Khaledi	Director	December 13, 2007

/s/ MARK KIDD Mark Kidd	Director	December 13, 2007

/s/ JOHN D. LANG John D. Lang	Director	December 13, 2007

/s/ JAY T. MCCORMACK Jay T. McCormack	Director	December 13, 2007

/s/ JOHN NAJJAR John Najjar	Director	December 13, 2007

/s/ DOUGLAS A. NIDIFFER Douglas A. Nidiffer	Director	December 13, 2007

/s/ PETER J. O’NEAL Peter J. O’Neal	Director	December 13, 2007

/s/ MICHAEL A. PROVENZANO, JR. Michael A. Provenzano, Jr.	Director	December 13, 2007

/s/ THOMAS S. SAYLES Thomas S. Sayles	Director	December 13, 2007

/s/ ROBERT E. STILES Robert E. Stiles	Director	December 13, 2007

/s/ MICHAEL S. TRASK Michael S. Trask	Director	December 13, 2007

/s/ KENNETH RAY TUCKER Kenneth Ray Tucker	Director	December 13, 2007

/s/ RICHARD L. WRIGHT Richard L. Wright	Director	December 13, 2007

Schedule II

Valuation and Qualifying Accounts

For the Fiscal Years Ended September 29, 2007, September 30, 2006 and October 1, 2005

(dollars in thousands)
	Balance at Beginning of Period	Additions (Reductions) Charged (Credited) to Costs and Expense	Write-Offs(a)	Balance at end of Period
Year ended October 1, 2005:
Reserves and allowances deducted from asset accounts:
Allowance for uncollectible accounts and notes receivable	$2,888	$712	$(141)	$3,459

Year ended September 30, 2006:
Reserves and allowances deducted from asset accounts:
Allowance for uncollectible accounts and notes receivable	$3,459	$(473)	$(103)	$2,883

Year ended September 29, 2007:
Reserves and allowances deducted from asset accounts:
Allowance for uncollectible accounts and notes receivable	$2,883	$(529)	$(237)	$2,117

(a)	Accounts written off, net of recoveries.