Form 10-Q
period 2007-12-29
UNIFIED WESTERN GROCERS INC
filed 2008-02-12
CIK 320431

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED DECEMBER 29, 2007

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

The number of shares outstanding of each of the registrant’s classes of common stock, as of January 26, 2008, was as follows:

Class A: 166,600 shares; Class B: 458,174 shares; Class C: 15 shares; Class E: 205,330 shares

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS (UNAUDITED)

Unified Western Grocers, Inc. and Subsidiaries

Consolidated Condensed Balance Sheets – Unaudited

(dollars in thousands)

	December 29, 2007	September 29, 2007
Assets

Current assets:
Cash and cash equivalents	$12,276	$19,719
Accounts and notes receivable, net of allowances of $1,894 and $1,728 at December 29, 2007 and September 29, 2007, respectively	197,094	148,243
Inventories	233,663	204,994
Prepaid expenses	7,255	6,565
Deferred income taxes	10,113	10,531

Total current assets	460,401	390,052
Properties, net	201,461	196,276
Investments	85,221	78,178
Notes receivable, net of allowances of $252 and $389 at December 29, 2007 and September 29, 2007, respectively	12,888	10,239
Goodwill	37,380	27,982
Other assets, net	58,212	48,461

Total Assets	$855,563	$751,188

Liabilities and Shareholders’ Equity

Current liabilities:
Accounts payable	$200,365	$171,429
Accrued liabilities	115,768	104,521
Current portion of notes payable	5,865	6,038
Current portion of subordinated patronage dividend certificates	—	3,141
Members’ excess deposits and estimated patronage dividends	20,623	17,456

Total current liabilities	342,621	302,585
Notes payable, less current portion	225,198	170,010
Long-term liabilities, other	86,984	83,381
Required deposits	10,382	6,948
Commitments and contingencies

Shareholders’ equity:
Class A Shares: 500,000 shares authorized, 166,250 and 168,300 shares outstanding at December 29, 2007 and September 29, 2007, respectively	28,617	28,886
Class B Shares: 2,000,000 shares authorized, 458,524 and 480,172 shares outstanding at December 29, 2007 and September 29, 2007, respectively	76,667	80,116
Class E Shares: 2,000,000 shares authorized, 205,330 shares outstanding at December 29, 2007 and September 29, 2007	20,533	20,533
Retained earnings after elimination of accumulated deficit of $26,976 effective September 28, 2002	55,599	50,385
Receivable from sale of Class A Shares to members	(950)	(876)
Accumulated other comprehensive earnings	9,912	9,220

Total shareholders’ equity	190,378	188,264

Total Liabilities and Shareholders’ Equity	$855,563	$751,188

The accompanying notes are an integral part of these statements.

Unified Western Grocers, Inc. and Subsidiaries

Consolidated Condensed Statements of Earnings

and Comprehensive Earnings – Unaudited

(dollars in thousands)

	Thirteen Weeks Ended
	December 29, 2007	December 30, 2006

Net sales	$1,052,557	$781,375
Cost of sales	954,923	705,019
Distribution, selling and administrative expenses	75,165	60,077

Operating income	22,469	16,279
Interest expense	(4,407)	(3,880)

Earnings before estimated patronage dividends and income taxes	18,062	12,399
Estimated patronage dividends	(8,364)	(6,577)

Earnings before income taxes	9,698	5,822
Income taxes	(3,528)	(2,360)

Net earnings	6,170	3,462
Other comprehensive earnings, net of income taxes:
Unrealized holding gain on investments	692	143

Comprehensive earnings	$6,862	$3,605

The accompanying notes are an integral part of these statements.

Unified Western Grocers, Inc. and Subsidiaries

Consolidated Condensed Statements of Cash Flows – Unaudited

(dollars in thousands)

	Thirteen Weeks Ended
	December 29, 2007	December 30, 2006
Cash flows from operating activities:
Net earnings	$6,170	$3,462
Adjustments to reconcile net earnings to net cash (utilized) provided by operating activities:
Depreciation and amortization	5,013	4,742
Provision for doubtful accounts	77	(104)
Gain on sale of properties	(19)	(68)
Deferred income taxes	(67)	—
Purchases of trading securities	—	(1,706)
Proceeds from maturities or sales of trading securities	—	1,622
(Increase) decrease in assets:
Accounts receivable	(47,098)	1,676
Inventories	18,723	19,481
Prepaid expenses	1,170	2,575
Increase (decrease) in liabilities:
Accounts payable	(5,436)	(16,667)
Accrued liabilities	(1,433)	(1,738)
Long-term liabilities, other	3,604	1,690

Net cash (utilized) provided by operating activities	(19,296)	14,965

Cash flows from investing activities:
Purchases of properties	(4,105)	(7,778)
Purchases of securities and other investments	(14,753)	(3,870)
Proceeds from maturities or sales of securities and other investments	13,699	3,255
Increase in notes receivable	(558)	(1,582)
Proceeds from sales of properties	1	32
Decrease (increase) in other assets	4,226	(1,643)
Acquisition of net assets from Associated Grocers, Incorporated	(39,973)	—

Net cash utilized by investing activities	(41,463)	(11,586)

Cash flows from financing activities:
Additions to long-term notes payable	60,349	7,827
Reduction of short-term notes payable	(5,745)	(3,623)
Payment of deferred financing fees	—	(564)
Increase in members’ excess deposits and estimated patronage dividends	3,167	2,613
Redemption of patronage dividend certificates	(3,141)	—
Increase in members’ required deposits	3,434	1,596
(Increase) decrease in receivable from sale of Class A Shares to members	(74)	22
Repurchase of shares from members	(4,932)	(4,902)
Issuance of shares to members	258	200

Net cash provided by financing activities	53,316	3,169

Net (decrease) increase in cash and cash equivalents	(7,443)	6,548
Cash and cash equivalents at beginning of period	19,719	11,150

Cash and cash equivalents at end of period	$12,276	$17,698

The accompanying notes are an integral part of these statements.

Unified Western Grocers, Inc. and Subsidiaries

Consolidated Condensed Statements of Cash Flows – Unaudited – Continued

(dollars in thousands)

	Thirteen Weeks Ended
	December 29, 2007	December 30, 2006
Supplemental disclosure of cash flow information:
Cash paid during the period for:
Interest	$4,202	$4,205
Income taxes	$278	$200

Supplemental disclosure of non-cash items:
Accrued Class E Share dividend	$—	$928
Conversion of Class B Shares to Class A Shares	$—	$51
Capital leases	$438	$—

Acquisition of net assets from Associated Grocers, Incorporated:
Working capital	$11,929	$—
Properties	4,871	—
Goodwill	9,398	—
Other assets	17,143	—
Long-term liabilities, other	(3,368)	—

Acquisition of net assets from Associated Grocers, Incorporated	$39,973	$—

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

The Company’s banking arrangements allow the Company to fund outstanding checks when presented to the financial institution for payment. This cash management practice frequently results in total issued checks exceeding available cash balances at a single financial institution. The Company’s policy is to record its cash disbursement accounts with a cash book overdraft in accounts payable. At December 29, 2007 and September 29, 2007, the Company had book overdrafts of $57.8 million and $41.5 million, respectively, classified in accounts payable.

2.    ACQUISITION AND PURCHASE ACCOUNTING

On September 30, 2007, the Company completed the purchase of certain assets, including inventory, prepaid expenses, notes receivable, certain fixed assets, and other long-term intangible assets (including trademarks, customer relationships and assembled workforce), and assumed certain liabilities and obligations, including accounts payable, non-union employee pension plan and warehouse leases related to the operation of Associated Grocers, Incorporated and its subsidiaries (the “Seattle Operation”) of Seattle, Washington (the “Acquisition”). The Seattle Operation provides food, nonfood, general merchandise and retail services to stores from its office and leased distribution facilities in Seattle and Renton, Washington. The total purchase price was $39.8 million, which was financed through the Company’s revolving credit line. Additionally, the Company did not purchase trade accounts receivable in the transaction, but financed the initial accounts receivable generated by the Seattle Operation from operating cash flow. This transaction is expected to increase Unified’s sales to approximately $4 billion annually, thus providing the independent retailers served by Unified an increased profile with the vendor community, improved retail market share in the Pacific Northwest and the benefit of distributing fixed costs and the cost of capital and overhead over a larger sales base.

Unified Western Grocers, Inc. and Subsidiaries

Notes to Consolidated Condensed Financial Statements (Unaudited)—(Continued)

The Company has accounted for the Acquisition under the purchase method in accordance with Statement of Financial Accounting Standards No. 141 (“SFAS No. 141”), “Business Combinations.” The following illustrates the preliminary allocation of the purchase price and assumption of certain liabilities based on valuations and internal analyses:

Assets Acquired (Liabilities Assumed)	Allocated Fair Value (amounts in 000’s)
Current assets (primarily inventory and prepaid expenses)	$49,211
Property, plant and equipment	4,871
Investments (a non-marketable equity security)	4,924
Notes receivable	2,235
Intangible assets
Goodwill (including assembled workforce)	9,398
Customer relationships (finite lived)	7,200
Trademarks (indefinite lived)	2,700
Deferred tax assets	1,319
Other long-term assets	1,000
Current liabilities (primarily accounts payable and accrued liabilities)	(39,517)
Long-term liability – defined benefit pension plan	(3,368)

Total – net assets acquired	$39,973

The total allocated fair value of approximately $40.0 million was determined based on the $39.8 million purchase price, less $3.9 million in cash on hand retained by Associated Grocers, Incorporated, plus third party transaction costs of $4.1 million paid by the Company. In valuing acquired assets and liabilities assumed, fair values were based on, but not limited to, expected discounted cash flows for the customer relationships, replacement cost for fixed assets, relief from royalty for trademark, and comparable market rates for contractual obligations.

A portion of the acquisition price has been allocated to finite and indefinite-lived intangible assets, consisting of customer relationships and trademarks, respectively. The finite-lived intangible assets will be amortized, utilizing an accelerated method, over their weighted-average useful life of approximately twenty years based on the Company’s historical retention experience of similar customer relationships associated with these assets. The indefinite-lived intangible assets are non-amortizing for financial statement purposes and will be evaluated at least annually for impairment.

The excess of the purchase price over the fair value of the assets acquired and liabilities assumed has been allocated to goodwill in the amount of $9.4 million, including $7.0 million for assembled workforce. Goodwill is non-amortizing for financial statement purposes and is evaluated annually for impairment in accordance with Financial Accounting Standards Board (“FASB”) Statements of Financial Accounting Standards No. 142, “Goodwill and Other Intangible Assets” (“SFAS No. 142”). SFAS No. 142 requires the Company to test its goodwill for impairment each year, or sooner if impairment indicators are present. The majority of the goodwill is expected to be deductible for income tax purposes over a period not exceeding fifteen years.

The preliminary values above are subject to adjustment for up to one year after the close of the transaction as additional information is obtained, and those adjustments could be material. Upon the completion date of the Acquisition, the Company began to assess and formulate a plan to restructure certain activities related to facilities acquired for the Seattle Operation. The Company is currently in the process of determining any related liability pursuant to Emerging Issues Task Force (“EITF”) No. 95-3, “Recognition of Liabilities in Connection with a Purchase Business Combination.” The Company believes its plan will be finalized within one year of the date of the Acquisition and will record any additional liability as a result of its plan as an increase to goodwill.

The results of the Seattle Operation are included in the results of operations for the full three months ended December 29, 2007.

Unified Western Grocers, Inc. and Subsidiaries

Notes to Consolidated Condensed Financial Statements (Unaudited)—(Continued)

Unaudited Pro Forma Information

The following unaudited pro forma financial information presents our combined results for the three months ended December 30, 2006, and gives effect to the Acquisition, including its impact upon depreciation and amortization and the related income tax effect, as if the Acquisition had occurred on October 1, 2006.

Selected Captions – Pro Forma Statement of Earnings	December 30, 2006
Net sales	$995,739
Earnings before income taxes	$4,450
Net earnings	$2,628

The pro forma results have been prepared for comparative purposes only and do not purport to represent what the Company’s actual consolidated results of operations would have been had the Acquisition occurred at the beginning of the period presented and are not intended to be a projection of future results or trends of the combined operations.

3.    VARIABLE INTEREST ENTITY

In fiscal 2004, the Company signed a purchase and sale agreement with an unrelated business property developer to transfer and assign the leasehold and sub-leasehold interests and certain assets relating to eleven closed store locations.

At December 29, 2007, the Company remained contingently liable for the lease payments on four of these store locations until such time as the leases expire or the Company is released from all liabilities and obligations under the respective leases. The net present value of the Company’s currently estimated obligation for the remaining leasehold and sub-leasehold interests for the four stores totals approximately $2.4 million at December 29, 2007, with the last lease expiring in 2019. The Company’s maximum loss exposure related to these leases is $13.4 million.

The FASB issued in January 2003 and revised in December 2003 FASB Interpretation No. 46R (“FIN 46R”), “Consolidation of Variable Interest Entities – an Interpretation of Accounting Research Bulletin (“ARB”) No. 51, Consolidated Financial Statements.” Although the Company has no ownership interest in the unrelated third party that assumed the leasehold and sub-leasehold interests from the Company, that third party is considered a variable interest entity pursuant to FIN 46R. Because the primary investor in the variable interest entity currently does not have sufficient equity at risk, the Company is considered the primary beneficiary. Accordingly, the Company is required to consolidate the assets, liabilities and non-controlling interests of the variable interest entity, as well as the results of operations.

At December 29, 2007 and September 29, 2007, the Company consolidated the variable interest entity’s accounts, including total assets of $0.9 million at each respective balance sheet date, comprised primarily of $0.3 million in properties and $0.6 million in other assets at each respective balance sheet date. The Company also consolidated the variable interest entity’s lease reserves of approximately $2.4 million at each respective balance sheet date.

Subsequent to the Company’s first fiscal quarter of 2008, Unified and the unrelated business property developer finalized an agreement whereby the Company’s obligation with respect to two of the properties was settled by Unified’s cash payments totaling $3.8 million, which approximated combined lease reserves previously recorded by the variable interest entity and the Company. Additionally, the developer will transfer the two remaining leased properties with positive cash flow to Unified. As a result of this agreement, the Company’s maximum loss exposure has been reduced to $3.6 million.

Unified Western Grocers, Inc. and Subsidiaries

Notes to Consolidated Condensed Financial Statements (Unaudited)—(Continued)

4.    SEGMENT INFORMATION

Unified is a retailer-owned, grocery wholesale cooperative serving supermarket, specialty and convenience store operators located primarily in the western United States and in the South Pacific. Our customers range in size from single store operators to multiple store chains. We sell a wide variety of products typically found in supermarkets. The Company’s customers include its owners (“Members”) and non-owners (“non-members”). We sell products through Unified or through our specialty food subsidiary (Market Centre) and international sales subsidiary (Unified International, Inc.). We report all product sales in our Wholesale Distribution segment. We also provide support services to our customers through the Wholesale Distribution segment, including retail technology, and through separate subsidiaries, including financing and insurance. Insurance activities are reported in our Insurance segment while finance activities are grouped within our All Other business activities. The availability of specific products and services may vary by geographic region.

Management identifies segments based on the information monitored by the Company’s chief operating decision-makers to manage the business and accordingly, has identified the following two reportable segments:

•

The Wholesale Distribution segment includes the results of operations from the sale of groceries and general merchandise products to both Members and non-members, including a broad range of branded and corporate brand products in nearly all the categories found in a typical supermarket, including dry grocery, frozen food, deli, meat, dairy, eggs, produce, bakery, ethnic, gourmet, specialty foods and general merchandise products. The Wholesale Distribution segment includes operating results relative to the Seattle Operation subsequent to September 30, 2007 (see Note 2). The Seattle Operation primarily serves retailers throughout Washington, Oregon, Alaska and the South Pacific. As of December 29, 2007, the Wholesale Distribution segment represents approximately 99% of the Company’s total sales and 88% of total assets.

•

The Insurance segment includes the results of operations for the Company’s three insurance subsidiaries (Grocers and Merchants Insurance Service, Inc., Springfield Insurance Company and Springfield Insurance Company, Ltd.). These subsidiaries provide insurance and insurance-related products, including workers’ compensation and liability insurance policies, to both the Company and its Members primarily located in California. As of December 29, 2007, the Company’s Insurance segment collectively accounts for approximately 1% of the Company’s total sales and 10% of total assets.

The “All Other” category includes the results of operations for the Company’s other support businesses, including its finance subsidiary, whose services are provided to a common customer base, none of which individually meets the quantitative thresholds of a reportable segment. As of December 29, 2007, the “All Other” category collectively accounts for less than 1% of the Company’s total sales and 2% of total assets.

Unified Western Grocers, Inc. and Subsidiaries

Notes to Consolidated Condensed Financial Statements (Unaudited)—(Continued)

Information about the Company’s operating segments is summarized as follows:

(dollars in thousands)

	Thirteen Weeks Ended
	December 29, 2007	December 30, 2006
Net sales
Wholesale distribution	$1,048,953	$777,871
Insurance	7,203	5,509
All other	488	586
Inter-segment eliminations	(4,087)	(2,591)

Total net sales	$1,052,557	$781,375

Operating income (loss)
Wholesale distribution	$21,492	$15,578
Insurance	910	1,147
All other	67	(446)

Total operating income (loss)	22,469	16,279

Interest expense	(4,407)	(3,880)
Estimated patronage dividends	(8,364)	(6,577)
Income taxes	(3,528)	(2,360)

Net earnings	$6,170	$3,462

Depreciation and amortization
Wholesale distribution	$4,994	$4,689
Insurance	17	47
All other	2	6

Total depreciation and amortization	$5,013	$4,742

Capital expenditures
Wholesale distribution	$4,105	$7,778
Insurance	—	—
All other	—	—

Total capital expenditures	$4,105	$7,778

Identifiable assets
Wholesale distribution	$754,446	$604,989
Insurance	84,467	84,706
All other	16,650	18,076

Total identifiable assets	$855,563	$707,771

5.    SHAREHOLDERS’ EQUITY

During the thirteen-week period ended December 29, 2007, the Company issued 1,050 Class A Shares with an issue value of $0.3 million and redeemed 3,100 Class A Shares with a redemption value of $0.7 million. The Company also redeemed 21,648 Class B Shares with a redemption value of $4.2 million.

6.    CONTINGENCIES

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

Unified Western Grocers, Inc. and Subsidiaries

Notes to Consolidated Condensed Financial Statements (Unaudited)—(Continued)

7.    PENSION AND OTHER POSTRETIREMENT BENEFITS

The Company sponsors a cash balance plan (“Unified Cash Balance Plan”). The Unified Cash Balance Plan is a noncontributory defined benefit pension plan covering substantially all employees of the Company who are not subject to a collective bargaining agreement. Benefits under the Unified Cash Balance Plan are provided through a trust and also through annuity contracts.

In association with the Acquisition, the Company acquired the Cash Balance Retirement Plan for Employees of Associated Grocers, Inc. (“AG Cash Balance Plan”), which is a noncontributory defined benefit pension plan covering eligible employees of Associated Grocers, Incorporated who were not subject to a collective bargaining agreement. Benefits under the AG Cash Balance Plan are provided through a trust and also through annuity contracts. As of September 30, 2007, the projected benefit obligation of the AG Cash Balance Plan was $35.3 million, the fair value of plan assets was $31.9 million, and the resulting net unfunded obligation of $3.4 million was recorded in conjunction with the purchase price allocation and included in Long-term liabilities, other on the Company’s Consolidated Condensed Balance Sheet for the first fiscal quarter ended December 29, 2007 (see Note 2).

The Company also sponsors an Executive Salary Protection Plan II (“ESPP II”) that provides supplemental post-termination retirement income based on each participant’s final salary and years of service as an officer of the Company. Funds are held in a rabbi trust for the ESPP II consisting primarily of life insurance policies reported at cash surrender value. The cash surrender value of such life insurance policies aggregated $18.6 million and $18.8 million at December 29, 2007 and September 29, 2007, respectively, and are included in other assets in the Company’s consolidated condensed balance sheets. The related accrued benefit cost (representing the Company’s benefit obligation to participants) of $19.1 million and $18.4 million at December 29, 2007 and September 29, 2007, respectively, is recorded in other long-term liabilities in the Company’s consolidated condensed balance sheets. Trust assets are excluded from ESPP II plan assets as they do not qualify as plan assets under Statement of Financial Accounting Standards (“SFAS”) No. 87, “Employers’ Accounting for Pensions” (“SFAS 87”). The assets held in the rabbi trust are not available for general corporate purposes. The rabbi trust is subject to creditor claims in the event of insolvency.

The Company sponsors other postretirement benefit plans that cover both non-union and union employees. Those plans are not funded.

The Company’s funding policy is to make contributions to the Unified Cash Balance Plan and the AG Cash Balance Plan in amounts that are at least sufficient to meet the minimum funding requirements of applicable laws and regulations, but no more than amounts deductible for federal income tax purposes. At this time, the Company expects to make estimated contributions to the Unified Cash Balance Plan totaling $10.7 million in fiscal 2008, which is comprised of $4.7 million for the 2008 plan year and $6.0 million for the 2007 plan year. In addition, the Company expects to make estimated contributions to the AG Cash Balance Plan totaling $2.5 million in fiscal 2008, which is comprised of $1.2 million for the 2008 plan year and $1.3 million for the 2007 plan year. At its discretion, the Company may contribute in excess of these amounts. Additional contributions for the 2007 plan year, if any, will be due by September 15, 2008, while contributions for the 2008 plan year will be due by September 15, 2009. The Company contributed $0.5 million to the AG Cash Balance Plan during the thirteen weeks ended December 29, 2007.

Additionally, the Company expects to contribute $1.3 million to the ESPP II to fund projected benefit payments to participants for the 2008 plan year. The Company made no contributions to the Unified Cash Balance Plan or ESPP II during the thirteen weeks ended December 29, 2007.

Unified Western Grocers, Inc. and Subsidiaries

Notes to Consolidated Condensed Financial Statements (Unaudited)—(Continued)

8.    RELATED PARTY TRANSACTIONS

Members and non-members affiliated with directors of the Company make purchases of merchandise from the Company and also may receive benefits and services that are of the type generally offered by the Company to its similarly situated eligible Members and non-members. Management believes such transactions are on terms that are generally consistent with terms available to other Members and non-members similarly situated.

During the course of its business, the Company enters into individually negotiated supply agreements with Member and non-member customers of the Company. These agreements require the Member or non-member to purchase certain agreed amounts of its merchandise requirements from the Company and obligate the Company to supply such merchandise under agreed terms and conditions relating to such matters as pricing and delivery. During the first fiscal quarter ended December 29, 2007, the Company executed supply agreements with non-member customers affiliated with Company directors Terry H. Halverson, Paul Kapioski and Michael S. Trask. Each of these agreements expires on September 30, 2012.

As of the date of this report, other than noted above, there have been no material changes to the related party transactions disclosed in Note 17 to Notes to Consolidated Financial Statements in Part II, Item 8 of the Company’s Annual Report on Form 10-K for the year ended September 29, 2007.

9.    NEW ACCOUNTING PRONOUNCEMENTS

In December 2007, the FASB issued Statements of Financial Accounting Standards No. 141 (revised 2007), “Business Combinations,” and No. 160, “Noncontrolling Interests in Consolidated Financial Statements” (“SFAS No. 141(R)” and “SFAS No. 160”). SFAS No. 141(R) requires the acquiring entity in a business combination to recognize all (and only) the assets acquired and liabilities assumed in the transaction; establishes the acquisition-date fair value as the measurement objective for all assets acquired and liabilities assumed; and requires the acquirer to disclose to investors and other users all of the information they need to evaluate and understand the nature and financial effect of the business combination. SFAS No. 160 requires all entities to report noncontrolling (minority) interests in subsidiaries in the same manner – as equity in the consolidated financial statements and also requires transactions between an entity and noncontrolling interests to be treated as equity transactions. SFAS No. 160 requires that a parent recognize a gain or loss in net income when a subsidiary is deconsolidated (as of the date the parent ceases to have a controlling financial interest in the subsidiary). Both statements are effective for fiscal years beginning on or after December 15, 2008. Early adoption of both statements is not permitted. Accordingly, SFAS No. 141(R) and SFAS No. 160 will be adopted commencing in the first quarter for the Company’s fiscal year-end 2010. The Company is currently assessing the impact these standards may have on its consolidated financial statements.

In September 2006, the FASB ratified EITF Issue No. 06-4, “Accounting for Deferred Compensation and Postretirement Benefits Associated with Endorsement Split-Dollar Life Insurance Arrangements” (“EITF No. 06-4”) and in March 2007, the FASB ratified EITF Issue No. 06-10, “Accounting for Collateral Assignment Split-Dollar Life Insurance Arrangements” (“EITF No. 06-10”). EITF No. 06-4 requires deferred compensation or postretirement benefit aspects of an endorsement-type split-dollar life insurance arrangement to be recognized as a liability by the employer and states the obligation is not effectively settled by the purchase of a life insurance policy. The liability for future benefits should be recognized based on the substantive agreement with the employee, which may be either to provide a future death benefit or to pay for the future cost of the life insurance. EITF No. 06-10 provides recognition guidance for postretirement benefit liabilities related to collateral assignment split-dollar life insurance arrangements, as well as recognition and measurement of the associated asset on the basis of the terms of the collateral assignment split-dollar life insurance arrangement. EITF No.’s 06-4 and 06-10 are effective for fiscal years beginning after December 15, 2007. Accordingly, EITF No.’s 06-4 and 06-10 will be adopted commencing in the first quarter for the Company’s fiscal year-end 2009. The Company is currently assessing the impact these standards may have on its consolidated financial statements.

In February 2007, the FASB issued Statement of Financial Accounting Standards No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities – Including an Amendment of FASB Statement No. 115” (“SFAS

Unified Western Grocers, Inc. and Subsidiaries

Notes to Consolidated Condensed Financial Statements (Unaudited)—(Continued)

No. 159”). SFAS No. 159 provides companies with an option to measure, at specified election dates, many financial instruments and certain other items at fair value that are not currently required to be measured at fair value. SFAS No. 159 is expected to expand the use of fair value measurement consistent with the Board’s long-term objectives for financial instruments. A company that adopts SFAS No. 159 will report unrealized gains and losses on items for which the fair value option has been elected in earnings at each subsequent reporting date. SFAS No. 159 also establishes presentation and disclosure requirements designed to facilitate comparisons between entities that choose different measurement attributes for similar types of assets and liabilities. SFAS No. 159 is effective for fiscal years beginning after November 15, 2007. Accordingly, SFAS No. 159 will be adopted commencing in the first quarter for the Company’s fiscal year-end 2009. The Company is currently assessing the impact this standard may have on its consolidated financial statements.

In September 2006, the FASB issued Statement of Financial Accounting Standards No. 158, “Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans” (“SFAS No. 158”). SFAS No. 158 requires that employers recognize on a prospective basis the funded status of an entity’s defined benefit pension and postretirement plans as an asset or liability in the financial statements, requires the measurement of defined benefit pension and postretirement plan assets and obligations as of the end of the employer’s fiscal year, and requires recognition of the funded status of defined benefit pension and postretirement plans. Accordingly, the Company adopted SFAS No. 158 in the fourth quarter of its fiscal year ending September 29, 2007 (see Notes 1, 11 and 12 to Notes to Consolidated Financial Statements in Part II, Item 8 of the Company’s Annual Report on Form 10-K for the year ended September 29, 2007). The requirement to measure plan assets and benefit obligations as of the date of the employer’s fiscal year-end statement of financial position shall be effective for fiscal years ending after December 15, 2008. Accordingly, the Company will adopt this requirement effective with its fiscal year-end 2009. The Company is currently assessing the impact that adoption of this portion of the standard will have on its consolidated financial statements.

In September 2006, the FASB issued Statement of Financial Accounting Standards No. 157, “Fair Value Measurements” (“SFAS No. 157”). SFAS No. 157 provides guidance for using fair value to measure assets and liabilities. Under SFAS No. 157, fair value refers to the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants in the market in which the reporting entity transacts. SFAS No. 157 establishes a fair value hierarchy that prioritizes the information used to develop the assumptions that market participants would use when pricing the asset or liability. The fair value hierarchy gives the highest priority to quoted prices in active markets and the lowest priority to unobservable data. In addition, SFAS No. 157 requires that fair value measurements be separately disclosed by level within the fair value hierarchy. SFAS No. 157 does not require new fair value measurements. In November 2007, the FASB reaffirmed that (1) companies will be required to implement SFAS No. 157 for financial assets and liabilities, as well as for any other assets and liabilities that are carried at fair value on a recurring basis in the financial statements; and (2) SFAS No. 157 remains effective for financial statements issued for fiscal years beginning after November 15, 2007 and interim periods within those fiscal years. The FASB did however, provide a one-year deferral for the implementation of SFAS No. 157 for other non-financial assets and liabilities. Accordingly, SFAS No. 157, as modified above, will be adopted commencing in the first quarter for the Company’s fiscal year-end 2009. The Company is currently assessing the impact this standard may have on its consolidated financial statements.

In July 2006, the FASB issued Interpretation No. 48 (“FIN 48”), “Accounting for Uncertainty in Income Taxes,” which clarifies the accounting for uncertainty in income taxes recognized in the financial statements in accordance with FASB Statement No. 109, “Accounting for Income Taxes.” FIN 48 provides guidance on the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. FIN 48 also provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosures, and transition. FIN 48 is effective for fiscal years beginning after December 15, 2006. Accordingly, FIN 48 was adopted commencing in the first quarter of the Company’s fiscal year-end 2008. The adoption of FIN 48 did not have a material impact on the Company’s financial condition and results of operations. At December 29, 2007, the Company had no unrecognized tax benefits that, if recognized, would materially affect the Company’s effective income tax rate in future periods. Management is currently unaware of any issues under review that could result in significant payments, accruals or material deviations from its recognized tax positions. Effective upon adoption of

Unified Western Grocers, Inc. and Subsidiaries

Notes to Consolidated Condensed Financial Statements (Unaudited)—(Continued)

FIN 48, the Company continues to recognize interest and penalties accrued related to unrecognized tax benefits and penalties within its provision for income taxes. The Company had no material interest and penalties accrued at December 29, 2007. Prior to its adoption of FIN 48, the Company recognized such interest and penalties, which were immaterial in prior periods, within its provision for income taxes.

The Company recently completed federal income tax examinations for its fiscal years 2004 and 2005, resulting in no adjustments to its tax returns. With limited exceptions, the Company is no longer subject to federal income tax examinations for fiscal years prior to 2006. As of December 29, 2007, the Company is subject to income tax examinations for its U.S. federal income taxes for fiscal year 2006 and for state and local income taxes for fiscal years 2003 through 2006.

In May 2007, the FASB issued FASB Staff Position No. FIN 48-1 (“FSP 48-1”), “Definition of Settlement in FASB Interpretation No. 48.” FSP 48-1 amended FIN 48 to provide guidance on how an enterprise should determine whether a tax position is effectively settled for the purpose of recognizing previously unrecognized tax benefits. FSP 48-1 required application upon the initial adoption of FIN 48. The adoption of FSP 48-1 had no impact on the Company’s consolidated condensed financial statements.

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

COMPANY OVERVIEW

General

Unified Western Grocers, Inc. (referred to in this Form 10-Q as “Unified,” “the Company,” “our” or “we”) is a retailer-owned, grocery wholesale cooperative serving supermarket, specialty and convenience store operators located primarily in the western United States and the South Pacific. Our customers range in size from single store operators to multiple store chains. The Company operates its business in two reportable business segments: (1) Wholesale Distribution and (2) Insurance. All remaining business activities are grouped into “All Other” (see Note 4 of “Notes to Consolidated Condensed Financial Statements” in Item 1 “Financial Statements”).

We sell a wide variety of products typically found in supermarkets. We report all product sales in our Wholesale Distribution segment, which represents approximately 99% of our total net sales. Our customers include our owners (“Members”) and non-owners (“non-members”). We also provide support services to our customers, including retail technology, insurance and financing. Insurance activities account for approximately 1% of total net sales and are reported in our Insurance segment, while finance activities are grouped with our All Other business activities. The availability of specific products and services may vary by geographic region. We have three separate geographical and marketing regions. The regions are Southern California, Northern California and the Pacific Northwest.

Over the past few years, we have focused on an initiative to strengthen our corporate brand and image in the marketplace. During 2006, we changed the name of our specialty grocery subsidiary to Market Centre to better reflect the Company’s broad range of product offerings and unique services that are offered to our retail customers. In addition, we recently have begun to do business as “Unified Grocers” for nearly all purposes, and we expect to effect a legal name change after (1) approval by our shareholders at our next annual meeting to be held on February 12, 2008, and (2) filing with the California Secretary of State of a Certificate of Amendment of our Articles of Incorporation effecting the name change.

The Company’s strategic focus is to promote the success of independent retailers. A significant milestone was achieved in early fiscal 2008, when we purchased certain assets and assumed certain liabilities of Associated Grocers, Incorporated and its subsidiaries (the “Seattle Operation”), a grocery cooperative headquartered in Seattle, Washington (the “Acquisition”). The Seattle Operation primarily serves retailers throughout Washington, Oregon, Alaska and the South Pacific. This transaction is expected to increase Unified’s sales to approximately $4 billion annually, thus providing the independent retailers served by Unified an increased profile with the vendor community, improved retail market share in the Pacific Northwest and the benefit of reduced cost burdens of capital and overhead.

A California corporation organized in 1922 and incorporated in 1925, Unified does business primarily with those customers that have been accepted as Members. Members are required to meet specific member capitalization requirements, which include capital stock ownership and may include required cash deposits. In addition, each Member must meet minimum purchase requirements. See “Member Investments and Patronage Dividends” discussed in Part II, Item 7 of the Company’s Annual Report on Form 10-K for the year ended September 29, 2007 for additional information. The membership requirements, including capitalization requirements, may be modified at the discretion of the Company’s Board of Directors (the “Board”).

We distribute the earnings from activities conducted with our Members, excluding subsidiaries (collectively “patronage business”), in the form of patronage dividends. The Company conducts business with both Members and non-members within the patronage business. Our patronage earnings are based on the combined results of the Company’s three patronage earnings divisions: the Southern California Dairy Division, the Pacific Northwest Dairy Division and the Cooperative Division. The Company conducts business on a non-patronage basis in the Wholesale Distribution segment through its Cooperative Division, specialty food subsidiary (Market Centre) and international sales subsidiary (Unified International, Inc). These businesses sell products to both Members and non-members. An entity that does not meet Member purchase requirements or does not desire to become a Member may conduct business with Unified as a non-member customer on a non-patronage basis. The Company does business through its subsidiaries on a non-patronage basis. Earnings from the Company’s subsidiaries and from business conducted with non-members (collectively “non-patronage business”) are retained by the Company. Customers served by the Seattle Operation are generally not being offered membership during the year following the Acquisition, and accordingly, business conducted with those customers will occur on a non-patronage basis. Thereafter, they will be offered membership on the terms and conditions available to all new Members except they will be given the option to satisfy their Class B Share investment requirement entirely from the issuance of Class B Shares as part of the patronage dividends to be distributed for fiscal years following their first year of membership.

Facilities and Transportation

The Company operates various warehouse and office facilities that are located in Commerce, Los Angeles, Santa Fe Springs, Stockton, Hayward, Livermore and Fresno, California, Milwaukie, Oregon and Seattle and Renton, Washington. The Company operates a fleet of tractors and trailers that it uses to distribute products to its customers. The Company also distributes products to certain customers by utilizing third party carriers. Customers have the choice of two delivery options. Customers may either elect to have the Company deliver orders to their stores or warehouse locations or may choose to pick their orders up from the Company’s distribution centers. The Company also operates a bakery manufacturing facility and a milk, water and juice processing plant in Los Angeles, which primarily serve the Southern California region.

Industry Overview and the Company’s Operating Environment

Competition

Unified competes in the wholesale grocery industry with regional and national food wholesalers such as C&S Wholesale and Supervalu Inc., as well as other local wholesalers that provide a broad range of products and services to their customers. Unified was a direct competitor of AG prior to the AG Acquisition. We also compete with many local and regional meat, produce, grocery, specialty, general food, bakery and dairy wholesalers and distributors. Unified’s customers compete directly with vertically integrated regional and national chains. The growth or loss in market share of our customers will also impact the Company’s sales and earnings. For more information about the competition Unified faces, please refer to “Risk Factors.”

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

To further enhance our strategy to help our customers differentiate themselves from the competition, we offer specialty grocery products through our Market Centre subsidiary in four categories: gourmet specialties, ethnic foods, natural/organic products and confections. In addition to supplying these products, Market Centre offers a wide range of retail support services, including category development and category management, merchandising services, marketing programs and promotional strategies.

We also support growth by offering promotions on fast-moving products and by supporting and sponsoring major events that help promote sales at the retail level.

Economic Factors

We are impacted by changes in the overall economic environment. In recent periods, the Company has experienced significant volatility in certain expenses, commodities and a general increase in the cost of manufactured products. For example, costs associated with our workers’ compensation coverage in California have significantly improved after several years of cost increases. Investments tied to the equity markets have also performed well in recent years, although we have been negatively impacted by the market decline that took place in the first quarter of fiscal 2008.

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

Technology

Technological improvements have been an important part of Unified’s strategy to improve service to our customers and lower costs. Unified’s customers benefit from our substantial investment in supply-chain technology, including improvements in our vendor management activities through new item introductions, promotions management and payment support activities.

Technological improvements in Unified’s distribution systems have been an area of concentration. Over the past four years, we have upgraded our warehouse and enterprise reporting systems to improve efficiencies, order fulfillment accuracy and internal management reporting capabilities. Through the end of fiscal 2006, our five main facilities have been upgraded. This process has been instrumental in helping drive the labor efficiencies described above under “Economic Factors.” We expect to see additional warehouse improvements and order fulfillment accuracy as each facility fully realizes the benefits of the upgrade.

During fiscal 2006, we began a major renovation of our Stockton, California facility to add additional square footage, new racking, and to install mechanized conveyor systems. These conveyor systems will allow us to more effectively merge product at the facility with products sourced from our other facilities and key vendor partners. This will result in expanded product availability for our Members and non-member customers without the need to carry these products in our Stockton facility. The additional square footage and primary conveyor system were completed and began operating during the thirteen-week period ended December 29, 2007. We anticipate the new racking and additional conveyor system to be completed during fiscal 2008.

We began an upgrade of our on-board tractor tracking and control system during fiscal 2007 and anticipate completing the upgrade in fiscal 2008. The upgrade will provide better tracking of the fleet to assist in dynamic routing and create more operational efficiencies.

Additionally, we continue to make improvements to better support our interactions with vendors and customers. We provide network connectivity, data exchange, and a portfolio of applications to our customers. Improving these tools allows independent retailers with varying formats and needs to benefit from standardization while making use of business applications best suited to their unique needs. During fiscal 2007, our retail support efforts centered on offering a new Interactive Ordering System (“IOS”) hand-held device that allows for multiple applications to operate on one device. We have also helped our retailers upgrade their electronic payment terminals to be compliant with Payment Card Industry regulations.

Sales Activities and Recent Developments

We experienced an overall net sales increase of $271.2 million, or 34.7%, for the thirteen weeks ended December 29, 2007 (the “2008 Period”) as compared to the thirteen-week period ended December 30, 2006 (the “2007 Period”). The following table illustrates the major factors that contributed to the $271.1 million increase in net sales in our Wholesale Distribution segment during the 2008 Period compared to the 2007 Period:

Sales Activity	Amount (dollars in 000’s)
Sales gained from acquisition of the Seattle Operation	$221.2
Continuing customer growth	47.0
Sales gained from other new customers	3.3
Sales decrease from lost customers	(0.4)

Total net sales growth	$271.1

Sales in our Insurance segment increased $0.2 million in the 2008 Period versus the 2007 Period due to certain customers converting from deductible policies in the 2007 Period to fully insured policies in the 2008 Period. Sales in our All Other business activities declined $0.1 million in the 2008 Period versus the 2007 Period.

RESULTS OF OPERATIONS

The following discussion of the Company’s financial condition and results of operations should be read in conjunction with the consolidated condensed financial statements and notes to the consolidated condensed financial statements, specifically Note 4 to Notes to Consolidated Condensed Financial Statements, Segment Information, included elsewhere in this report. Certain statements in the following discussion are not historical in nature and should be considered to be forward-looking statements that are inherently uncertain.

The following table sets forth selected consolidated financial data of Unified expressed as a percentage of net sales for the periods indicated and the percentage increase or decrease in such items over the prior period.

	Thirteen Weeks Ended		% Change Thirteen Weeks
Fiscal Period Ended	December 29, 2007	December 30, 2006
Net sales	100.0%	100.0%	34.7%
Cost of sales	90.7	90.2	35.4
Distribution, selling and administrative expenses	7.2	7.7	25.1

Operating income	2.1	2.1	38.0
Interest expense	(0.4)	(0.5)	13.6
Estimated patronage dividends	(0.8)	(0.8)	27.2
Income taxes	(0.3)	(0.3)	49.5

Net earnings	0.6%	0.5%	78.2%

THIRTEEN-WEEK PERIOD ENDED DECEMBER 29, 2007 (“2008 PERIOD”) COMPARED TO THE THIRTEEN-WEEK PERIOD ENDED DECEMBER 30, 2006 (“2007 PERIOD”)

Overview of the 2008 Period.    Our consolidated operating income increased $6.2 million to $22.5 million in the 2008 Period compared to $16.3 million in the 2007 Period. The overall increase in operating income is summarized in our operating segments and other business activities as follows:

•

Wholesale Distribution Segment:    The Wholesale Distribution segment’s operating income was $21.5 million in the 2008 Period compared to $15.6 million in the 2007 Period. The increase in operating income was primarily due to the increase in net sales as a result of the Acquisition of the Seattle Operation and a growth in sales to our existing customer base, combined with a reduction in workers’ compensation expense. This increase was partially offset by lower gains in investments associated with life insurance contracts.

•

Insurance Segment:    Operating income declined $0.2 million in our Insurance segment to $0.9 million in the 2008 Period compared to $1.1 million in the 2007 Period, due primarily to decreased premium rates charged to California customers for workers’ compensation insurance and increases in cost of sales and administrative expenses (see “Cost of sales (including underwriting expenses) – Insurance Segment” and “Distribution, selling and administrative expenses – Insurance Segment” below). These increases were partially offset by higher policy volume, commission income and investment income.

•

All Other:    All Other business activities primarily consist of our finance subsidiary and the consolidation of a variable interest entity as discussed in Note 3 of the Notes to Consolidated Condensed Financial Statements in Item 1. Operating income increased $0.5 million to a gain of $0.1 million for the 2008 Period and consisted of $0.2 million in operating income from our finance subsidiary offset by $0.1 million in operating expense associated with our variable interest entity.

The following tables summarize the performance of each business segment for the 2008 and 2007 Periods.

Wholesale Distribution Segment

(dollars in thousands)

	Thirteen Weeks Ended December 29, 2007		Thirteen Weeks Ended December 30, 2006
	Amounts in 000’s	Percent to Net Sales	Amounts in 000’s	Percent to Net Sales	Difference
Gross sales	$1,048,953		$777,871		$271,082
Inter-segment eliminations	—		—		—

Net sales	1,048,953	100.0%	777,871	100.0%	271,082
Cost of sales	954,179	91.0	704,658	90.6	249,521
Distribution, selling and administrative expenses	73,282	7.0	57,635	7.4	15,647

Operating income	$21,492	2.0%	$15,578	2.0%	$5,914

Insurance Segment

(dollars in thousands)

	Thirteen Weeks Ended December 29, 2007		Thirteen Weeks Ended December 30, 2006
	Amounts in 000’s	Percent to Net Sales	Amounts in 000’s	Percent to Net Sales	Difference
Gross sales – premiums earned	$7,203		$5,509		$1,694
Inter-segment eliminations	(3,836)		(2,306)		(1,530)

Net sales – premiums earned	3,367	100.0%	3,203	100.0%	164
Cost of sales (including underwriting expenses)	744	22.1	361	11.3	383
Distribution, selling and administrative expenses	1,713	50.9	1,695	52.9	18

Operating income	$910	27.0%	$1,147	35.8%	$(237)

All Other

(dollars in thousands)

	Thirteen Weeks Ended December 29, 2007		Thirteen Weeks Ended December 30, 2006
	Amounts in 000’s	Percent to Net Sales	Amounts in 000’s	Percent to Net Sales	Difference
Gross sales	$488		$586		$(98)
Inter-segment eliminations	(251)		(285)		34

Net sales	237	100.0%	301	100.0%	(64)
Distribution, selling and administrative expenses	170	71.7	747	248.2	(577)

Operating income (loss)	$67	28.3%	$(446)	(148.2)%	$513

Net sales.    Consolidated net sales increased $271.2 million, or 34.7%, to $1,052.6 million in the 2008 Period compared to $781.4 million for the 2007 Period.

•

Wholesale Distribution Segment:    Net Wholesale Distribution sales increased $271.1 million, or 34.8%, to $1,049.0 million in the 2008 Period compared to $777.9 million for the 2007 Period. In addition to the Acquisition of the Seattle Operation, we continued to experience sales growth through new store openings by our customers and growth in sales of products that help our customers differentiate their stores from the competition.

Acquisition of Seattle Operation

•	Sales increased $221.2 million in the 2008 Period as a result of the Acquisition of the Seattle Operation.

Continuing Customer Sales Growth

•

Sales increased by approximately $47.0 million due primarily to a $14.1 million growth in our perishables product offerings such as meat, produce, service deli and service bakery, and a $18.1 million growth in our Market Centre specialty foods subsidiary, which have helped our customers differentiate themselves from their competition. This growth is driven by our customers’ expansion to new store locations and growth in distribution volume at existing locations.

Customer Changes

•	During the 2008 Period, we began supplying customers (other than those served by the Seattle Operation) that were previously serviced by competitors, resulting in a $3.3 million increase in sales.

•	Sales to customers in the 2007 Period that discontinued business with us and began purchasing their products from competitors were $0.4 million.

•

Insurance Segment:    Net sales, consisting principally of premium revenues, increased $0.2 million, or 5.1%, to $3.4 million in the 2008 Period compared to $3.2 million for the 2007 Period due to certain customers converting from deductible workers’ compensation policies in the 2007 Period to fully insured policies in the 2008 Period as well as increased commission income, offset by an overall general decrease in premiums due to competitive pressures in the California marketplace. Our Insurance segment primarily sells workers’ compensation coverage in California. The California legislature passed legislation in 2003 and 2004 to allow greater controls over medical costs related to workers’ compensation.

•	All Other: Net sales were consistent at $0.2 million and $0.3 million in the 2008 and 2007 Periods, respectively.

Cost of sales (including underwriting expenses).    Consolidated cost of sales was $954.9 million for the 2008 Period and $705.0 million for the 2007 Period and comprised 90.7% and 90.2% of consolidated net sales for the 2008 and 2007 Periods, respectively.

•

Wholesale Distribution Segment:    Cost of sales increased by $249.6 million to $954.2 million in the 2008 Period compared to $704.6 million in the 2007 Period. As a percentage of net wholesale sales, cost of sales was 91.0% and 90.6% for the 2008 and 2007 Periods, respectively.

•	The change in product and customer sales mix associated with the Seattle Operation Acquisition contributed to a 0.2% increase in cost of sales as a percent of net wholesale sales.

•

A change in product and customer sales mix relative to customers exclusive of the Seattle Operation Acquisition contributed to a 0.1% increase in cost of sales as a percent of net wholesale sales. Our sales growth was primarily in products that carry a higher cost of sales as a percent of net wholesale sales compared to the 2007 Period product mix average. In addition, our larger customers have driven the sales growth in new store openings. These customers typically pick up their orders from our facilities and their larger order sizes allow for higher operational efficiencies but result in lower margins. As a result, the margin on these customers is lower than average and increases the cost of sales as a percent of net wholesale sales.

•

A change in vendor promotional support contributed to a 0.1% increase in cost of sales as a percent of net wholesale sales. Our vendors and brokers are continually evaluating their go-to-market strategies to effectively promote their products. Changes in their strategies could have a favorable or unfavorable impact on our financial performance. See “Critical Accounting Policies and Estimates – Vendor Funds” discussed in Part II, Item 7 of the Company’s Annual Report on Form 10-K for the year ended September 29, 2007.

•

Insurance Segment:    Cost of sales (including underwriting expenses), primarily consisting of claims loss and loss adjustment expenses, underwriting expenses, commissions, premium taxes and regulatory fees, increased $0.3 million from $0.4 million to $0.7 million in the 2008 Period compared to the 2007 Period. This increase is due to certain customers converting from deductible policies in the 2007 Period to fully insured policies in the 2008 Period, which affects expenses incurred. Additionally, the cost of insurance and the sufficiency of loss reserves are also impacted by actuarial estimates based on a detailed analysis of health care cost trends, mortality rates, claims history, demographics and industry trends. As a result, the amount of loss reserves and future expenses is significantly affected by these variables and may significantly change, depending on the cost of providing benefits and the results of further legislative action. See additional discussion related to insurance reserves under “Risk Factors” – “Our insurance reserves may be inadequate if unexpected losses occur.”

Distribution, selling and administrative expenses.    Consolidated distribution, selling and administrative expenses were $75.2 million in the 2008 Period compared to $60.1 million in the 2007 Period, and comprised 7.2% and 7.7% of net sales for the 2008 and 2007 Periods, respectively.

•

Wholesale Distribution Segment:    Distribution, selling and administrative expenses were $73.3 million in the 2008 Period compared to $57.7 million in the 2007 Period, and comprised 7.0% and 7.4% of net wholesale sales for the 2008 and 2007 Periods, respectively. As discussed in further detail below, the Acquisition of the Seattle Operation, insurance, fuel and other expenses increased costs $18.2 million, but decreased 0.1% as a percent of net wholesale sales (due to the leveraging effect of the increased sales – see “Net Sales – Wholesale Distribution segment”). This increase in the amount of costs was offset by decreased costs for workers’ compensation expense of $2.6 million, or 0.3% as a percent of net wholesale sales.

•

Acquisition of Seattle Operation:    Expenses resulting from increased volume subsequent to the Acquisition of the Seattle Operation were $13.7 million for the 2008 Period. The change in expenses as a percent of net wholesale sales resulting from the Acquisition of the Seattle Operation was a decrease of 0.2% as a percent of net wholesale sales.

•

Insurance Expense (other than Workers’ Compensation):    During the 2008 Period, we experienced insurance expense increases of $1.0 million, or 0.1% as a percent of net wholesale sales. This increase is primarily due to changes in the cash surrender value of our insurance policy investments.

•	Fuel Expense: During the 2008 Period, we experienced fuel expense increases of $0.6 million, or 0.1% as a percent of net wholesale sales. This increase is primarily due to the rising cost of oil.

•

Other Expense Changes:    General expenses increased $2.9 million, but decreased 0.1% as a percent of net wholesale sales due to the $49.9 million increase in net wholesale sales before the Seattle Operation Acquisition.

The following expense decreased in the 2008 Period compared to the 2007 Period, offsetting in part the $18.2 million of increases in distribution, selling and administrative expenses that were discussed above:

•

Workers’ Compensation Expense:    From October 1, 2001 through December 31, 2006, the Company’s Wholesale Distribution segment was self-insured up to $300,000 per incident with a stop loss coverage provided by our Insurance segment up to $1.0 million and third party coverage over that amount. After December 31, 2006, the Wholesale Distribution segment is fully insured up to $1.0 million with stop loss coverage provided by our Insurance segment and third party coverage over that amount. Loss accruals up to the stop loss coverage are made based on actuarially developed loss estimates. Our workers’ compensation expenses decreased by $2.6 million, or 0.3% as a percent of net wholesale sales, primarily due to reductions in our actuarially developed loss estimates. Future expenses may significantly change depending on the cost of providing health care and the results of legislative action.

•	Insurance Segment: Selling and administrative expenses for our Insurance segment were comparable at $1.7 million for the 2008 and 2007 Periods.

•

All Other:    Selling and administrative expenses for our All Other business activities decreased $0.5 million to $0.2 million for the 2008 Period compared to $0.7 million for the 2007 Period. The decrease is a result of reduced operating expenses in our variable interest entity.

Interest.    Interest expense was $4.4 million in the 2008 Period compared to $3.9 million in the 2007 Period and comprised 0.4% and 0.5% of consolidated net sales for the 2008 Period and the 2007 Period, respectively. Factors contributing to the increase in interest expense are as follows:

•	Interest expense on our primary debt instruments (as described below) was $3.9 million and $3.1 million for the 2008 and 2007 Periods, respectively.

•

Weighted Average Borrowings:    Interest expense increased $1.5 million from the 2007 Period due to an increase in our weighted average borrowings. Weighted average borrowings were increased by $75.6 million due to amounts needed to fund the purchase of certain assets and assumption of certain liabilities of the Seattle Operation (see Note 2 to the Consolidated Condensed Financial Statements in Item 1), finance the trade accounts receivable arising from the Seattle Operation that were not part of the purchase price, fund the redemption of Class A and Class B Shares, and fund the redemption of subordinated patronage dividend certificates.

•

Interest Rates:    Interest expense decreased $0.7 million from the 2007 Period due to a decrease in our effective borrowing rate. Our effective borrowing rate for the combined primary debt, made up of the revolving line of credit and senior secured notes, was 6.6% and 7.5% for the 2008 and 2007 Periods, respectively. Two primary factors contributed to the decrease in interest rates. First, we signed an agreement on December 5, 2006 to amend and restate our revolving credit facility and realized a reduction in our interest rate margin over the base borrowing rate on the revolving line of credit (see “Outstanding Debt and Other Financing Arrangements” discussed in Part II, Item 7 of the Company’s Annual Report on Form 10-K for the year ended September 29, 2007 for additional information). In addition, we were able to lower the fees associated with the financing, which had the impact of lowering our overall borrowing costs. Second, consistent with the overall market interest rate change, the base borrowing rate on the revolving line of credit decreased over the 2007 Period.

Borrowings on our revolving credit agreement are subject to market rate fluctuations. A 25 basis point change in the market rate of interest over the period would have resulted in a $0.1 million increase or decrease in corresponding interest expense.

•	Interest expense on our other debt instruments was $0.5 million in the 2008 Period, a decrease of $0.3 million compared to $0.8 million in the 2007 Period.

Estimated patronage dividends.    Estimated patronage dividends for the 2008 Period were $8.4 million, compared to $6.6 million in the 2007 Period, an increase of 27.2%. Patronage dividends for the 2008 and 2007 Periods consisted of the patronage earnings from the Company’s three patronage earnings divisions: the Southern California Dairy Division, the Pacific Northwest Dairy Division and the Cooperative Division. For the 2008 and 2007 Periods, respectively, the Company had patronage earnings of $2.6 million and $2.7 million in the Southern California Dairy Division, $0.2 million and $0.1 million in the Pacific Northwest Dairy Division and $5.6 million and $3.8 million in the Cooperative Division. Our growth in patronage earnings was primarily due to growth in our existing Members’ business and a decrease in workers’ compensation expenses, partially offset by increased expenses related to fuel costs.

Income taxes.    The Company’s effective income tax rate was 36.4% for the 2008 Period compared to 40.5% for the 2007 Period. The Company estimates that its effective tax rate will be 39.8% for the remainder of fiscal 2008. The lower rate for the 2008 Period is due to a change in the state tax rate attributable to the Acquisition of the Seattle Operation and adjustments that reconciled the income tax provision to the Company’s income tax return. As discussed in Note 9 of “Notes to Consolidated Condensed Financial Statements” in Item 1 “Financial Statements”, the Company adopted FASB Interpretation No. 48 (“FIN 48”), “Accounting for Uncertainty in Income Taxes,” commencing in the first quarter of the Company’s fiscal year 2008. The adoption of FIN 48 did not have a material impact on the Company’s financial condition and results of operations.

LIQUIDITY AND CAPITAL RESOURCES

The Company finances its capital needs through a combination of internal and external sources. These sources include cash from operations, Member investments, bank borrowings, various types of long-term debt and lease financing. The Company believes that the combination of cash flows from operations, current cash balances, its Equity Enhancement Plan described below, and available lines of credit, will be sufficient to service its debt, redeem Members’ capital shares, make income tax payments and to meet its anticipated needs for working capital and capital expenditures through at least the next five fiscal years.

CASH FLOW

On September 30, 2007, the Company completed the Acquisition of the Seattle Operation. The Company’s cash flow from operations during the thirteen-week 2008 Period includes the new Seattle Operation, most notably the increased accounts receivable and inventory activities. Cash from financing operations was used for operating and investing activities. The Company also reinvested proceeds from maturing investments.

As a result of these activities, net cash, consisting of cash and cash equivalents, decreased by $7.4 million to $12.3 million as a result of this activity for the thirteen-week 2008 Period compared to $19.7 million as of the fiscal year ended September 29, 2007.

The following table summarizes the impact of operating, investing and financing activities for the thirteen-week 2008 and 2007 Periods:

(dollars in thousands)

Summary of Net (Decrease) Increase in Total Cash Flows	2008	2007	Difference
Cash (utilized) provided by operating activities	$(19,296)	$14,965	$(34,261)
Cash utilized by investing activities	(41,463)	(11,586)	(29,877)
Cash provided by financing activities	53,316	3,169	50,147

Total (decrease) increase in cash flows	$(7,443)	$6,548	$(13,991)

Net cash from operating, investing and financing activities decreased by $13.9 million to $7.4 million for the 2008 Period compared to an increase of $6.5 million for the 2007 Period. The decrease in net cash for the 2008 Period consisted of cash used in operating activities of $19.3 million and investing activities of $41.4 million offset by amounts provided from financing activities of $53.3 million. The primary factors contributing to the changes in cash flow are discussed below. At December 29, 2007 and September 29, 2007, working capital was $117.8 million and $87.5 million, respectively, and the current ratio was 1.3 for both periods.

Operating Activities:    Net cash used in operating activities increased by $34.3 million to $19.3 million used in the 2008 Period compared to $15.0 million provided in the 2007 Period. The increase in cash used in operating activities compared to the 2007 Period was attributable primarily to increased accounts receivable between the periods of $48.8 million and an increase in cash used for the purchase of inventories and payment of prepaid expenses of $2.1 million. As contemplated in the structure of the original purchase transaction, operating cash flow funded receivables arising from customers gained as a result of the Acquisition. If this initial build-up in receivables had not occurred, cash provided from operations would have been relatively consistent with the comparable period in the prior year. The foregoing increases of $50.9 million in cash used were partially offset by cash provided as a result of decreases between the periods in cash used to pay accounts payable and accrued liabilities ($11.5 million), as well as increased growth between the periods in long-term liabilities ($1.9 million). In addition, net cash of $3.2 million was provided by other operating activities.

Investing Activities:    Net cash used in investing activities increased by $29.8 million to $41.4 million for the 2008 Period compared to $11.6 million utilized in the 2007 Period. The increase in cash used for investing activities during the 2008 Period as compared to the 2007 Period was due mainly to the Acquisition of the Seattle Operation of $40.0 million and decreases in net investments of $0.4 million by the Company’s insurance subsidiaries, consisting of the purchase and sale of securities to replace maturing investments in their portfolios. This $40.4 million increase was offset by (1) decreases in capital expenditures of $3.7 million, as the 2007 Period included expenditures for a building renovation and purchases of warehouse and computer equipment, (2) decreases in notes receivable funding of $1.0 million, reflecting normal fluctuations in loan activity to Members for their inventory and equipment financing, and (3) decreases in other assets of $5.9 million. Spending on investing activities is expected to be funded by existing cash balances, cash generated from operations or additional borrowings.

Financing Activities:    Net cash provided by financing activities was approximately $53.3 million for the 2008 Period compared to $3.1 million for the 2007 Period. The net increase of $50.2 million in cash provided by financing activities for the 2008 Period as compared to the 2007 Period was due primarily to changes in the Company’s long-term and short-term notes payable and deferred financing fees, an increase of $51.0 million resulting from higher borrowings primarily associated with the Seattle Operation ($39.8 million), the redemption of Class A and Class B Shares ($4.9 million), and the redemption of subordinated patronage dividend certificates ($3.1 million). In addition, the Company’s cash provided from Member investment and share activity decreased by $0.8 million. Future cash used by financing activities is expected to be funded by the Company’s continuing operating cash flow and the positive impact of the Equity Enhancement Plan to meet operating and capital spending requirements.

Equity Enhancement Plan

In fiscal 2002, the Company initiated an equity enhancement plan designed to build equity in the Company for future investment in the business and other infrastructure improvements. See “Equity Enhancement Plan” discussed in Part II, Item 7 of the Company’s Annual Report on Form 10-K for the year ended September 29, 2007 for additional information.

Credit Facilities

The Company has a $225 million revolving credit agreement, expiring on January 31, 2012. The revolving credit agreement contains an option to expand to $300 million in the future. See “Outstanding Debt and Other financing Arrangements” discussed in Part II, Item 7 of the Company’s Annual Report on Form 10-K for the year ended September 29, 2007 for additional information. The Company borrowed $132.5 million under the facility as of December 29, 2007, with access to a significant amount of capital (based on the amounts indicated above) under this facility still available to the Company.

Off-Balance Sheet Arrangements

As of the date of this report, with the exception of the transaction disclosed in Note 3 of “Notes to Consolidated Condensed Financial Statements” in Item 1 “Financial Statements”, the Company does not participate in transactions that generate relationships with unconsolidated entities or financial partnerships, such as entities often referred to as structured finance or special purpose entities, which would have been established for the purpose of facilitating off-balance sheet arrangements or other contractually narrow or limited purposes.

CONTRACTUAL OBLIGATIONS AND COMMERCIAL COMMITMENTS

Subsequent to the Acquisition, the Company will be able to further serve the Pacific Northwest region through the addition of leased facilities in Seattle, Washington that include both dry and refrigerated warehouse space. The Company also assumed certain operating leases for office space and various service buildings related to the Seattle Operation. One facility is leased under a two-year term that includes two additional one-year renewal options. The Company is expected to make payments totaling approximately $15.3 million over the remaining term of the lease, including the two one-year renewal options. A second facility has a five-year term with one additional five-year renewal option. The Company is expected to make payments totaling approximately $3.0 million over the remainder of the original five-year term.

In connection with the Acquisition, the Company also assumed operating leases for certain transportation and office equipment. These leases require monthly payments over terms with expiration dates ranging from fiscal 2008 through fiscal 2014. The total amount due under these lease agreements is approximately $2.7 million.

The Company’s contractual obligations related to the assumed operating leases of the Seattle Operation at December 29, 2007 are summarized as follows:

(dollars in thousands)

	Payments due by period
Contractual Obligations	Total	Less than 1 year	1-3 years	4-5 years	More than 5 years
Operating lease obligations	$21,034	$4,776	$12,515	$3,528	$215

Total contractual cash obligations	$21,034	$4,776	$12,515	$3,528	$215

Other than the foregoing items, there have been no material changes in the Company’s contractual obligations and commercial commitments outside the ordinary course of the Company’s business during the thirteen-week period ending December 29, 2007. See “Contractual Obligations and Commercial Commitments” discussed in Part II, Item 7 of the Company’s Annual Report on Form 10-K for the year ended September 29, 2007 for additional information.

OUTSTANDING DEBT AND OTHER FINANCING ARRANGEMENTS

At December 29, 2007 and September 29, 2007, respectively, the Company had a total of $95.4 million and $95.6 million outstanding in senior secured notes to certain insurance companies and pension funds (referred to collectively as John Hancock Life Insurance Company, or “Hancock”) under a note purchase agreement dated September 29, 1999 (as amended, the “Senior Note Agreement”) as amended and restated effective January 6, 2006.

The Company’s borrowings under its revolving credit facility increased to $132.5 million at December 29, 2007 from $77.0 million at September 29, 2007. The $55.5 million increase was due primarily to the Acquisition of the Seattle Operation ($39.8 million), the redemption of Class A and Class B Shares ($4.9 million), and the redemption of subordinated patronage dividend certificates ($3.1 million), in addition to the build-up of accounts receivable associated with customers gained as a result of the Acquisition.

Other than the foregoing discussion, there have been no material changes in the Company’s outstanding debt and other financing arrangements outside the ordinary course of the Company’s business during the thirteen-week period ending December 29, 2007. See “Outstanding Debt and Other financing Arrangements” discussed in Part II, Item 7 of the Company’s Annual Report on Form 10-K for the year ended September 29, 2007 for additional information.

MEMBER INVESTMENTS AND PATRONAGE DIVIDENDS

Members are required to meet specific capitalization requirements, which include capital stock ownership and may include required cash deposits (“Required Deposits”). Members may also maintain deposits with Unified in excess of such Required Deposit amounts (“Excess Deposits”). See “Member Investments and Patronage Dividends” discussed in Part II, Item 7 of the Company’s Annual Report on Form 10-K for the year ended September 29, 2007 for additional information.

Members’ Required Deposits are contractually subordinated and subject to the prior payment in full of certain senior indebtedness of the Company. Unified’s obligation to repay Members’ Required Deposits on termination of Member status (once the Member’s obligations to Unified have been satisfied) is reported as a long-term liability on Unified’s consolidated condensed balance sheets. Excess Deposits are not subordinated to Unified’s other obligations and are reported as short-term liabilities on Unified’s consolidated condensed balance sheets. At December 29, 2007 and September 29, 2007, Unified had $10.4 million and $7.0 million, respectively, in “Required deposits” and $20.6 million and $17.4 million, respectively, in “Members’ excess deposits and estimated patronage dividends” (of which $13.8 million and $15.0 million, respectively, represented Excess Deposits).

REDEMPTION OF CAPITAL STOCK

On October 5, 2007, the Board authorized the repurchase on October 11, 2007 of 900 shares of the Company’s Class A Shares that had been tendered and were pending redemption. The Company paid approximately $0.2 million to redeem the shares. On December 12, 2007, the Board authorized the repurchase on or before December 28, 2007 of 2,200 shares of the Company’s Class A Shares with an approximate redemption value of $0.5 million and 22,055 Class B Shares with an approximate redemption value of $4.3 million. On December 14, 2007 and December 26, 2007, respectively, the Company redeemed 2,200 of the Company’s Class A Shares and 21,648 of the Company’s Class B Shares with approximate redemption values of $0.5 million and $4.2 million, respectively.

See “Redemption of Capital Stock” discussed in Part II, Item 7 of the Company’s Annual Report on Form 10-K for the year ended September 29, 2007 for additional information.

PENSION AND POSTRETIREMENT BENEFIT PLANS

The Company sponsors a cash balance plan (“Unified Cash Balance Plan”). The Company’s funding policy is to make contributions to the Unified Cash Balance Plan in amounts that are at least sufficient to meet the minimum funding requirements of applicable laws and regulations, but no more than amounts deductible for federal income tax purposes. The Company also sponsors an Executive Salary Protection Plan II (“ESPP II”) that provides supplemental post-termination retirement income based on each participant’s final salary and years of service as an officer of the Company. Funds are held in a rabbi trust for the ESPP II consisting primarily of life insurance policies reported at cash surrender value.

In connection with its Acquisition of the Seattle Operation, the Company acquired the Cash Balance Retirement Plan for Employees of Associated Grocers, Inc. (“AG Cash Balance Plan”), which is a noncontributory defined benefit pension plan covering eligible employees of Associated Grocers, Inc. who were not subject to a collective bargaining agreement (see Note 7 to “Notes to Consolidated Condensed Financial Statements” in Part I, Item 1 “Financial Statements” for additional information).

The Company’s net periodic benefit cost for its combined pension and other postretirement benefits was approximately $2.1 million for each of the thirteen-week periods ended December 29, 2007 and December 30, 2006.

At this time, the Company expects to make estimated contributions to the Unified Cash Balance Plan totaling $10.7 million in fiscal 2008, which is comprised of $4.7 million for the 2008 plan year and $6.0 million for the 2007 plan year. In addition, the Company expects to make estimated contributions to the AG Cash Balance Plan totaling $2.5 million in fiscal 2008, which is comprised of $1.2 million for the 2008 plan year and $1.3 million for the 2007 plan year. At its discretion, the Company may contribute in excess of these amounts. Additional contributions for the 2007 plan year, if any, will be due by September 15, 2008, while contributions for the 2008 plan year will be due by September 15, 2009. The Company contributed $0.5 million to the AG Cash Balance Plan during the thirteen weeks ended December 29, 2007.

Additionally, the Company expects to contribute $1.3 million to the ESPP II to fund projected benefit payments to participants for the 2008 plan year. The Company made no contributions to the Unified Cash Balance Plan or ESPP II during the thirteen weeks ended December 29, 2007.

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

We will continue to be subject to the risk of loss of Member and non-member customer volume.    The Company’s operating results are highly dependent upon either maintaining or growing its distribution volume to its customers. The Company’s ten largest Member and non-member customers constituted approximately 34.6% of total sales for the thirteen-week period ended December 29, 2007. A significant loss in membership or volume could adversely affect the Company’s operating results. We will continue to be subject to the risks associated with consolidation within the grocery industry. When independent retailers are acquired by large chains with self-distribution capacity, are driven from business by larger grocery chains, or become large enough to develop their own self-distribution system, we will lose distribution volume. Members may also select other wholesale providers. Reduced volume is normally injurious to profitable operations since fixed costs must be spread over a lower sales volume if the volume cannot be replaced.

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

As of December 29, 2007, the Company believes it has sufficient cash flow from operations and availability under the revolving credit agreement to meet operating needs, capital spending requirements and required debt repayments through fiscal 2012. However, if access to operating cash or to the revolving credit agreement becomes restricted, the Company may be compelled to seek alternate sources of cash. The Company cannot assure that alternate sources will provide cash on terms favorable to the Company. Consequently, the inability to access alternate sources of cash on terms similar to its existing agreement could adversely affect the Company’s operations.

The value of our benefit plan assets and liabilities is based on estimates and assumptions, which may prove inaccurate.    The Company’s employees participate in Company sponsored defined-benefit pension and postretirement benefit plans. Officers of the Company also participate in a Company sponsored Executive Salary Protection Plan II (“ESPP II”), which provides additional post-termination retirement income based on each participant’s final salary and years of service as an officer of the Company. The postretirement benefit plans provide medical benefits for retired non-union employees, life insurance benefits for retired non-union employees for which active non-union employees are no longer eligible, and lump-sum payouts for unused sick days covering certain eligible union and non-union employees. Liabilities for the ESPP II and postretirement plans are not funded. The Company accounts for these benefit plans in accordance with SFAS No. 87, “Employers’ Accounting for Pensions,” SFAS No. 106 “Employers’ Accounting for Postretirement Benefits Other Than Pensions” and SFAS No. 112 “Employers’ Accounting for Postemployment Benefits,” which require the Company to make actuarial assumptions that are used to calculate the carrying value of the related assets, where applicable, and liabilities and the amount of expenses to be recorded in the Company’s consolidated financial statements. Assumptions include the expected return on plan assets, discount rates, health care cost trend rate, projected life expectancies of plan participants and anticipated salary increases. While we believe the underlying assumptions are appropriate, the carrying value of the related assets and liabilities and the amount of expenses recorded in the consolidated financial statements could differ if other assumptions are used.

Additionally, new accounting pronouncements that require adjustments to shareholders’ equity, such as SFAS No. 158 “Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans,” have the potential to impact companies whose equity securities are issued and redeemed at book value (“book value companies”) disproportionately more than companies whose share values are market-based (“publicly traded”). While valuations of publicly traded companies are primarily driven by their income statement and cash flows, the traded value of the shares of book value companies, however, may be immediately impacted by adjustments affecting shareholders’ equity upon implementation. Therefore, such pronouncements may require companies to redefine the method used to value their shares. As such, the Company modified its Exchange Value Per Share calculation as of September 30, 2006 to exclude accumulated other comprehensive earnings (loss) from Book Value (see Item 1, “Business – Capital Shares”), thereby excluding the potentially volatile impact that the adoption of SFAS No. 158 would have on shareholders’ equity and Exchange Value Per Share.

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

Strike or work stoppage by our union employees could disrupt our business. The inability to negotiate acceptable contracts with the unions could result in a strike or work stoppage and increased operating costs resulting from higher wages or benefits paid to union members or replacement workers.    Such outcome could have a material negative impact on the Company’s operations and financial results. Approximately 61% of Unified’s employees are covered by collective bargaining agreements that have various expiration dates ranging through 2011.

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

A failure to successfully integrate the Seattle Operation could reduce our profitability.    A failure to successfully integrate the Acquisition into our existing operations may cause the Company’s results to not meet anticipated levels. The Company structured the Acquisition to minimize financial risk by purchasing only certain assets and assuming only certain liabilities. However, if the value of those assets were to decrease, the Company may experience reduced profitability. Additionally, the Company has commenced integrating the Seattle Operation into our information technology systems and management processes. If we are unsuccessful in integrating the Acquisition, the Company may not achieve projected operating results, management may have to divert valuable resources to oversee and manage the integration, and the Company may have to make additional investments in the acquired operations.

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

The Company’s discussion and analysis of its financial condition and results of operations is based upon its consolidated condensed financial statements. On an ongoing basis, we evaluate our estimates, including those related to allowances for doubtful accounts, lease loss reserves, inventories, investments, goodwill and intangible assets, long-lived assets, income taxes, insurance reserves, pension and postretirement benefits and contingencies and litigation. We base our estimates on historical experience and on various other assumptions and factors that we believe to be reasonable under the circumstances. Based on our ongoing review, we make adjustments we consider appropriate under the facts and circumstances. We have discussed the development, selection and disclosure of these estimates with the Audit Committee. The accompanying consolidated condensed financial statements are prepared using the same critical accounting policies and estimates discussed in Part II, Item 7 of the Company’s Annual Report on Form 10-K for the fiscal year ended September 29, 2007.

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

Unified is subject to interest rate changes on its notes payable under the Company’s credit agreements that may affect the fair value of the notes payable, as well as cash flow and earnings. Based on the notes payable outstanding at December 29, 2007 and the current market condition, a one percent increase in the applicable interest rates would decrease the Company’s annual cash flow and pretax earnings by approximately $1.3 million. Conversely, a one percent decrease in the applicable interest rates would increase annual cash flow and pretax earnings by $1.3 million.

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

Changes in internal controls over financial reporting.    Management, with the participation of the Chief Executive Officer and Chief Financial Officer of the Company, has evaluated any changes in the Company’s internal control over financial reporting that occurred during the most recent fiscal quarter. Based on that evaluation, management, the Chief Executive Officer and the Chief Financial Officer of the Company have concluded that no change in our internal control over financial reporting (as defined in Rule 13a-15(f) under the Securities Exchange Act of 1934) occurred during the quarter ended December 29, 2007 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

The Company is a non-accelerated filer and is required to comply with the internal control reporting and disclosure requirements of Section 404 of the Sarbanes-Oxley Act for fiscal years ending on or after December 15, 2007. Accordingly, the Company will be required, beginning in our 2008 fiscal year, to perform an evaluation of our internal control over financial reporting, and beginning in our 2009 fiscal year, our independent registered public accounting firm will have to test and evaluate the design and operating effectiveness of such controls and attest to such evaluation. The Company is currently in the documentation phase of its Section 404 compliance and will be required to comply with these disclosure requirements for its fiscal year ending September 27, 2008.

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

ITEM 1A. RISK FACTORS

There are no material changes from risk factors as previously disclosed in our Annual Report on Form 10-K for the fiscal year ended September 29, 2007, filed on December 13, 2007 (File No. 000-10815). Refer to “Risk Factors” in Part I, Item 2 of this Quarterly Report on Form 10-Q for discussion of the Company’s risk factors.

ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

COMPANY PURCHASES OF EQUITY SECURITIES

Period	Total Number of Shares Purchased	Average Price Paid Per Share
September 29, 2007 – October 27, 2007	900 Class A Shares	$222.82
November 25, 2007 – December 29, 2007	2,200 Class A Shares	$230.13
November 25, 2007 – December 29, 2007	21,648 Class B Shares	$195.16

Total	24,748 Shares	$199.27

Refer to “Redemption of Capital Stock” in Part I, Item 2 of this Quarterly Report on Form 10-Q for discussion of the Company’s share redemptions.

ITEM 3.	DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4.	SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None.

ITEM 5.	OTHER INFORMATION

None.

ITEM 6.	EXHIBITS

(a)	Exhibits

3.1

Amended and Restated Articles of Incorporation of the Registrant, as amended (incorporated by reference to Exhibit 3.1 to the Registrant’s Quarterly Report on Form 10-Q for the fiscal quarter ended March 29, 2003).

3.2	Bylaws of the Registrant, as amended (incorporated by reference to Exhibit 3.2 to the Registrant’s Annual Report on Form 10-K for the fiscal year ended September 29, 2007, filed on December 13, 2007).

10.56	Cash Balance Retirement Plan for Employees of Associated Grocers, Inc. (predecessor-in-interest to the Registrant) effective January 1, 2004.

10.56.1	Amendment to the Cash Balance Retirement Plan for Employees of Associated Grocers, Inc. (predecessor-in-interest to the Registrant) effective March 28, 2005.

10.56.2	Amendment to the Cash Balance Retirement Plan for Employees of Associated Grocers, Inc. (predecessor-in-interest to the Registrant) effective June 1, 2007.

10.57	Union Bank of California Trust Agreement for Cash Balance Retirement Plan for Employees of Associated Grocers, Inc. (predecessor-in-interest to the Registrant) as of September 13, 2004.

10.58	Agreement of Settlement and Release dated as of September 28, 2007, by and among AH Investors, LLC, Passco Save, LLC, Unified Western Grocers, Inc. and Lomo, Inc.

10.58.1	First Amendment to Agreement of Settlement and Release dated as of December 28, 2007, by and among AH Investors, LLC, Passco Save, LLC, Unified Western Grocers, Inc. and Lomo, Inc.

31.1	Chief Executive Officer Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Chief Financial Officer Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Chief Executive Officer Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Chief Financial Officer Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

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

Dated: February 12, 2008