Form 10-Q
period 2008-03-29
UNIFIED GROCERS, INC.
filed 2008-05-13
CIK 320431

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED MARCH 29, 2008

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE TRANSITION PERIOD FROM             TO

Commission file number: 0-10815

UNIFIED GROCERS, INC.

(Exact name of registrant as specified in its charter)

California	95-0615250
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

5200 Sheila Street, Commerce, CA 90040

(Address of principal executive offices) (Zip Code)

(323) 264-5200

(Registrant’s telephone number, including area code)

UNIFIED WESTERN GROCERS, INC.

(Former Name, Former Address and Former Fiscal Year, if Changed Since Last Report)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  [X]    No  [    ]

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and smaller reporting company in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer [ ]	Accelerated filer [ ]
Non-accelerated filer [X]	Smaller reporting company [ ]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  [    ]    No  [X]

The number of shares outstanding of each of the registrant’s classes of common stock, as of April 26, 2008, were as follows:

Class A: 162,750 shares; Class B: 458,174 shares; Class C: 15 shares; Class E: 205,330 shares

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS (UNAUDITED)

Unified Grocers, Inc. and Subsidiaries

Consolidated Condensed Balance Sheets – Unaudited

(dollars in thousands)

	March 29, 2008	September 29, 2007
Assets

Current assets:
Cash and cash equivalents	$11,573	$19,719
Accounts and notes receivable, net of allowances of $2,050 and $1,728 at March 29, 2008 and September 29, 2007, respectively	185,636	148,243
Inventories	248,332	204,994
Prepaid expenses	7,244	6,565
Deferred income taxes	10,113	10,531

Total current assets	462,898	390,052
Properties, net	205,010	196,276
Investments	87,219	78,178
Notes receivable, net of allowances of $144 and $389 at March 29, 2008 and September 29, 2007, respectively	11,704	10,239
Goodwill	37,105	27,982
Other assets, net	57,103	48,461

Total Assets	$861,039	$751,188

Liabilities and Shareholders’ Equity

Current liabilities:
Accounts payable	$200,306	$171,429
Accrued liabilities	72,630	63,127
Current portion of notes payable	5,820	6,038
Subordinated patronage dividend certificates	—	3,141
Members’ excess deposits and estimated patronage dividends	19,831	17,456

Total current liabilities	298,587	261,191
Notes payable, less current portion	236,956	170,010
Long-term liabilities, other	125,497	124,775
Required deposits	8,116	6,948
Commitments and contingencies

Shareholders’ equity:
Class A Shares: 500,000 shares authorized, 165,200 and 168,300 shares outstanding at March 29, 2008 and September 29, 2007, respectively	28,454	28,886
Class B Shares: 2,000,000 shares authorized, 458,174 and 480,172 shares outstanding at March 29, 2008 and September 29, 2007, respectively	76,611	80,116
Class E Shares: 2,000,000 shares authorized, 205,330 shares outstanding at March 29, 2008 and September 29, 2007	20,533	20,533
Retained earnings after elimination of accumulated deficit of $26,976 effective September 28, 2002	56,733	50,385
Receivable from sale of Class A Shares to members	(822)	(876)
Accumulated other comprehensive earnings	10,374	9,220

Total shareholders’ equity	191,883	188,264

Total Liabilities and Shareholders’ Equity	$861,039	$751,188

The accompanying notes are an integral part of these statements.

Unified Grocers, Inc. and Subsidiaries

Consolidated Condensed Statements of Earnings

and Comprehensive Earnings – Unaudited

(dollars in thousands)

	Thirteen Weeks Ended		Twenty-Six Weeks Ended
	March 29, 2008	March 31, 2007	March 29, 2008	March 31, 2007

Net sales	$991,895	$753,624	$2,044,452	$1,534,999
Cost of sales	895,786	678,467	1,850,709	1,383,486
Distribution, selling and administrative expenses	87,182	61,680	162,347	121,757

Operating income	8,927	13,477	31,396	29,756
Interest expense	(4,029)	(3,608)	(8,436)	(7,488)

Earnings before estimated patronage dividends and income taxes	4,898	9,869	22,960	22,268
Estimated patronage dividends	(1,795)	(3,510)	(10,159)	(10,087)

Earnings before income taxes	3,103	6,359	12,801	12,181
Income taxes	(1,844)	(2,789)	(5,372)	(5,149)

Net earnings	1,259	3,570	7,429	7,032
Other comprehensive earnings, net of income taxes:
Unrealized holding gain (loss) on investments	462	(46)	1,154	97

Comprehensive earnings	$1,721	$3,524	$8,583	$7,129

The accompanying notes are an integral part of these statements.

Unified Grocers, Inc. and Subsidiaries

Consolidated Condensed Statements of Cash Flows – Unaudited

(dollars in thousands)

	Twenty-Six Weeks Ended
	March 29, 2008	March 31, 2007
Cash flows from operating activities:
Net earnings	$7,429	$7,032
Adjustments to reconcile net earnings to net cash (utilized) provided by operating activities:
Depreciation and amortization	11,081	9,731
Provision for doubtful accounts	143	7
Gain on sale of properties	(19)	(182)
Deferred income taxes	(67)
Purchases of trading securities	—	(3,757)
Proceeds from maturities or sales of trading securities	—	2,788
(Increase) decrease in assets:
Accounts receivable	(36,444)	(16)
Inventories	4,054	13,731
Prepaid expenses	1,181	1,886
Pension plan assets	(2,049)	(1,041)
Increase (decrease) in liabilities:
Accounts payable	(5,458)	(5,183)
Accrued liabilities	(3,249)	(457)
Long-term liabilities, other	2,772	(175)

Net cash (utilized) provided by operating activities	(20,626)	24,364

Cash flows from investing activities:
Purchases of properties	(12,187)	(18,170)
Purchases of securities and other investments	(19,019)	(5,954)
Proceeds from maturities or sales of securities and other investments	16,771	5,275
Decrease (increase) in notes receivable	1,364	(601)
Proceeds from sales of properties	19	182
Decrease (increase) in other assets	3,783	(4,676)
Acquisition of net assets from Associated Grocers, Incorporated	(39,973)	—

Net cash utilized by investing activities	(49,242)	(23,944)

Cash flows from financing activities:
Additions to long-term notes payable	72,036	15,479
Reduction of short-term notes payable	(5,752)	(7,519)
Payment of deferred financing fees	—	(564)
Increase in members’ excess deposits and estimated patronage dividends	2,375	5,011
Redemption of patronage dividend certificates	(3,141)	—
Class E Share cash dividend	—	(928)
Increase (decrease) in members’ required deposits	1,168	(1,355)
Decrease in receivable from sale of Class A Shares to members	54	280
Repurchase of shares from members	(5,362)	(5,837)
Issuance of shares to members	344	334

Net cash provided by financing activities	61,722	4,901

Net (decrease) increase in cash and cash equivalents	(8,146)	5,321
Cash and cash equivalents at beginning of period	19,719	11,150

Cash and cash equivalents at end of period	$11,573	$16,471

The accompanying notes are an integral part of these statements.

Unified Grocers, Inc. and Subsidiaries

Consolidated Condensed Statements of Cash Flows – Unaudited – Continued

(dollars in thousands)

	Twenty-Six Weeks Ended
	March 29, 2008	March 31, 2007
Supplemental disclosure of cash flow information:
Cash paid during the period for:
Interest	$8,160	$7,345
Income taxes	$5,569	$4,650

Supplemental disclosure of non-cash items:
Conversion of Class B Shares to Class A Shares	$55	$51
New capital leases entered into in fiscal 2008	$517	$—

Acquisition of net assets from Associated Grocers, Incorporated
Working capital	$11,929	$—
Properties	5,024	—
Goodwill	9,123	—
Other assets	17,265	—
Long-term liabilities, other	(3,368)	—

Acquisition of net assets from Associated Grocers, Incorporated	$39,973	$—

The accompanying notes are an integral part of these statements.

Unified Grocers, Inc. and Subsidiaries

NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS (UNAUDITED)

1.    BASIS OF PRESENTATION

The consolidated condensed financial statements include the accounts of Unified Grocers, Inc. and all its subsidiaries (the “Company” or “Unified”). Inter-company transactions and accounts with subsidiaries have been eliminated. The interim financial statements included herein have been prepared by the Company without audit, pursuant to the rules and regulations promulgated by the Securities and Exchange Commission (the “SEC”). Certain information and footnote disclosures normally included in the financial statements prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”) have been omitted pursuant to SEC rules and regulations; nevertheless, management believes that the disclosures are adequate to make the information presented not misleading. These consolidated condensed financial statements should be read in conjunction with the audited financial statements and notes thereto included in the Company’s latest Annual Report on Form 10-K filed with the SEC. The results of operations for the interim periods are not necessarily indicative of the results for the full year.

The accompanying consolidated condensed financial statements reflect all adjustments that, in the opinion of management, are both of a normal and recurring nature and necessary for the fair presentation of the results for the interim periods presented. The preparation of the consolidated condensed financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the amounts reported in the consolidated condensed financial statements and accompanying notes. As a result, actual results could differ from those estimates.

The Company’s banking arrangements allow the Company to fund outstanding checks when presented to the financial institution for payment. This cash management practice frequently results in total issued checks exceeding the available cash balance at a single financial institution. The Company’s policy is to record its cash disbursement accounts with a cash book overdraft in accounts payable. At March 29, 2008 and September 29, 2007, the Company had book overdrafts of $44.5 million and $41.5 million, respectively, classified in accounts payable.

Reclassifications – Based on the Company’s review of expected payments for workers’ compensation claims occurring beyond twelve months from the balance sheet date, the Company reclassified $41.4 million of insurance claims loss reserves from accrued liabilities to long-term liabilities, other on its consolidated condensed balance sheet as of September 29, 2007 and $1.5 million on its consolidated condensed statements of cash flows for the twenty-six weeks ending March 31, 2007, to conform to the current period’s presentation.

2.    ACQUISITION AND PURCHASE ACCOUNTING

On September 30, 2007, the Company completed the purchase of certain assets, including inventory, prepaid expenses, notes receivable, certain fixed assets, and other long-term intangible assets (including trademarks, customer relationships and assembled workforce), and assumed certain liabilities and obligations, including accounts payable, non-union employee pension plan and warehouse leases related to the operation of Associated Grocers, Incorporated and its subsidiaries (the “Seattle Operation”) of Seattle, Washington (the “Acquisition”). The Seattle Operation provides food, nonfood, general merchandise and retail services to stores from its office and leased distribution facilities in Seattle and Renton, Washington. The total purchase price was $39.8 million, which was financed through the Company’s revolving credit line. Additionally, the Company did not purchase trade accounts receivable in the transaction, but financed the initial accounts receivable generated by the Seattle Operation subsequent to the acquisition date from operating cash flow. This transaction is expected to increase Unified’s sales to approximately $4 billion annually, thus providing the independent retailers served by Unified an increased profile with the vendor community, improved retail market share in the Pacific Northwest and the benefit of distributing fixed costs and the cost of capital and overhead over a larger sales base.

Unified Grocers, Inc. and Subsidiaries

Notes to Consolidated Condensed Financial Statements (Unaudited)—(Continued)

The Company has accounted for the Acquisition under the purchase method in accordance with Statement of Financial Accounting Standards No. 141 (“SFAS No. 141”), “Business Combinations.” The following illustrates the preliminary allocation of the purchase price and assumption of certain liabilities based on valuations and internal analyses:

	Allocated Fair Value (amounts in 000’s)
Assets Acquired (Liabilities Assumed)	December 29, 2007	Adjustments	March 29, 2008
Current assets (primarily inventory and prepaid expenses)	$49,211	$—	$49,211
Property, plant and equipment	4,871	153	5,024
Investments (a non-marketable equity security)	4,924	94	5,018
Notes receivable	2,235	—	2,235
Intangible assets
Goodwill (including assembled workforce)	9,398	(275)	9,123
Customer relationships (finite lived)	7,200	—	7,200
Trademarks (indefinite lived)	2,700	—	2,700
Deferred tax assets	1,319	28	1,347
Other long-term assets	1,000	—	1,000
Current liabilities (primarily accounts payable and accrued liabilities)	(39,517)	—	(39,517)
Long-term liability – defined benefit pension plan	(3,368)	—	(3,368)

Total – net assets acquired	$39,973	$0	$39,973

The total allocated fair value of approximately $40.0 million was determined based on the $39.8 million purchase price, less $3.9 million in cash on hand retained by Associated Grocers, Incorporated, plus third party transaction costs of $4.1 million paid by the Company. In valuing acquired assets and liabilities assumed, fair values were based on, but not limited to, expected discounted cash flows for the customer relationships, replacement cost for fixed assets, relief from royalty for trademarks, and comparable market rates for contractual obligations.

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

The excess of the purchase price over the fair value of the assets acquired and liabilities assumed has been allocated to goodwill in the amount of $9.1 million, including $7.0 million for assembled workforce. Goodwill is non-amortizing for financial statement purposes and is evaluated annually for impairment in accordance with Financial Accounting Standards Board (“FASB”) Statement of Financial Accounting Standards No. 142, “Goodwill and Other Intangible Assets” (“SFAS No. 142”). SFAS No. 142 requires the Company to test its goodwill for impairment each year, or sooner if impairment indicators are present. The majority of the goodwill is expected to be deductible for income tax purposes over a period not exceeding fifteen years.

The preliminary values of certain exit related costs are subject to adjustment for up to one year after the close of the transaction as additional information is obtained, and those adjustments could be material. Upon the completion date of the Acquisition, the Company began to assess and formulate a plan to restructure certain activities related to facilities acquired as a part of the Seattle Operation. The Company is currently in the process of determining any related liability pursuant to Emerging Issues Task Force (“EITF”) No. 95-3, “Recognition of Liabilities in Connection with a Purchase Business Combination.” The Company expects to finalize its plan within one year of the date of the Acquisition and will record any additional liability as a result of its plan as an increase to goodwill.

Unified Grocers, Inc. and Subsidiaries

Notes to Consolidated Condensed Financial Statements (Unaudited)—(Continued)

The results of the Seattle Operation are included in the results of operations for the full three and six months ended March 29, 2008.

3.    VARIABLE INTEREST ENTITY

In fiscal 2004, the Company signed a purchase and sale agreement with an unrelated business property developer to transfer and assign the leasehold and sub-leasehold interests and certain assets relating to eleven closed store locations.

At March 29, 2008, the Company remains contingently liable for the lease payments on three of these store locations until such time as the leases expire or the Company is released from all liabilities and obligations under the respective leases. The net present value of the Company’s currently estimated obligation for the remaining leasehold and sub-leasehold interests for the three stores totals approximately $0.1 million at March 29, 2008, with the last lease expiring in 2014. During the Company’s second fiscal quarter of 2008, Unified and the unrelated business property developer finalized an agreement whereby the Company’s obligation with respect to two of the properties was settled by Unified’s cash payments totaling $3.8 million, which approximated combined lease reserves previously recorded by the variable interest entity and the Company. As a result of this agreement, the Company’s maximum loss exposure related to the remaining leases has been reduced to $3.4 million.

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

At March 29, 2008 and September 29, 2007, the Company consolidated the variable interest entity’s accounts, including total assets of $0.5 and $0.9 million, respectively, comprised primarily of $0.1 million and $0.3 million in properties, respectively, and $0.4 million and $0.6 million in other assets, respectively. The Company also consolidated the variable interest entity’s lease reserves of approximately $0.1 million and $2.4 million, respectively.

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

Management identifies segments based on the information monitored by the Company’s chief operating decision-makers to manage the business and, accordingly, has identified the following two reportable segments:

•

The Wholesale Distribution segment includes the results of operations from the sale of groceries and general merchandise products to both Members and non-members, including a broad range of branded and corporate brand products in nearly all the categories found in a typical supermarket, including dry grocery, frozen food, deli, meat, dairy, eggs, produce, bakery, ethnic, gourmet, specialty foods and general

Unified Grocers, Inc. and Subsidiaries

Notes to Consolidated Condensed Financial Statements (Unaudited)—(Continued)

merchandise products. The Wholesale Distribution segment includes operating results relative to the Seattle Operation subsequent to September 30, 2007 (see Note 2). The Seattle Operation primarily serves retailers throughout Washington, Oregon, Alaska and the South Pacific. As of and for the twenty-six weeks ended March 29, 2008, the Wholesale Distribution segment represents approximately 99% of the Company’s total sales and 88% of total assets.

•

The Insurance segment includes the results of operations for the Company’s three insurance subsidiaries (Grocers and Merchants Insurance Service, Inc., Springfield Insurance Company and Springfield Insurance Company, Ltd.). These subsidiaries provide insurance and insurance-related products, including workers’ compensation and liability insurance policies, to both the Company and its Members primarily located in California. As of and for the twenty-six weeks ended March 29, 2008, the Company’s Insurance segment collectively accounts for approximately 1% of the Company’s total sales and 10% of total assets.

The “All Other” category includes the results of operations for the Company’s other support businesses, including its finance subsidiary, whose services are provided to a common customer base, none of which individually meets the quantitative thresholds of a reportable segment. As of and for the twenty-six weeks ended March 29, 2008, the “All Other” category collectively accounts for less than 1% of the Company’s total sales and 2% of total assets.

Unified Grocers, Inc. and Subsidiaries

Notes to Consolidated Condensed Financial Statements (Unaudited)—(Continued)

Information about the Company’s operating segments is summarized below.

(dollars in thousands)

	Thirteen Weeks Ended		Twenty-Six Weeks Ended
	March 29, 2008	March 31, 2007	March 29, 2008	March 31, 2007
Net sales
Wholesale distribution	$988,568	$749,777	$2,037,521	$1,527,648
Insurance	6,834	6,976	14,037	12,485
All other	445	573	933	1,159
Inter-segment eliminations	(3,952)	(3,702)	(8,039)	(6,293)

Total net sales	$991,895	$753,624	$2,044,452	$1,534,999

Operating income
Wholesale distribution	$8,741	$12,163	$30,233	$27,741
Insurance	297	1,442	1,207	2,589
All other	(111)	(128)	(44)	(574)

Total operating income	8,927	13,477	31,396	29,756

Interest expense	(4,029)	(3,608)	(8,436)	(7,488)
Estimated patronage dividends	(1,795)	(3,510)	(10,159)	(10,087)
Income taxes	(1,844)	(2,789)	(5,372)	(5,149)

Net earnings	$1,259	$3,570	$7,429	$7,032

Depreciation and amortization
Wholesale distribution	$5,989	$4,937	$10,983	$9,626
Insurance	78	42	95	89
All other	1	10	3	16

Total depreciation and amortization	$6,068	$4,989	$11,081	$9,731

Capital expenditures
Wholesale distribution	$8,082	$9,766	$12,187	$17,544
Insurance	—	—	—	—
All other	—	626	—	626

Total capital expenditures	$8,082	$10,392	$12,187	$18,170

Identifiable assets
Wholesale distribution	$758,443	$618,633	$758,443	$618,633
Insurance	86,792	86,179	86,792	86,179
All other	15,804	18,200	15,804	18,200

Total identifiable assets	$861,039	$723,012	$861,039	$723,012

5.    SHAREHOLDERS’ EQUITY

During the twenty-six week period ended March 29, 2008, the Company issued 1,400 Class A Shares with an issue value of $0.3 million and redeemed 4,850 Class A Shares with a redemption value of $1.1 million. The Company also redeemed 21,648 Class B Shares with a redemption value of $4.2 million. In addition, 350 Class A Shares were converted from Class B Shares at a value of $0.1 million.

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

Unified Grocers, Inc. and Subsidiaries

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

In association with the Acquisition, the Company acquired the Cash Balance Retirement Plan for Employees of Associated Grocers, Incorporated (“AG Cash Balance Plan”), which is a noncontributory defined benefit pension plan covering eligible employees of Associated Grocers, Incorporated who were not subject to a collective bargaining agreement. Benefits under the AG Cash Balance Plan are provided through a trust and also through annuity contracts. As of September 30, 2007, the projected benefit obligation of the AG Cash Balance Plan was $35.3 million, the fair value of plan assets was $31.9 million, and the resulting net unfunded obligation of $3.4 million was recorded in conjunction with the purchase price allocation and included in Long-term liabilities, other on the Company’s consolidated condensed balance sheet for the first fiscal quarter ended December 29, 2007 (see Note 2).

The Company also sponsors an Executive Salary Protection Plan (“ESPP”) that provides supplemental post-termination retirement income based on each participant’s final salary and years of service as an officer of the Company. Funds are held in a rabbi trust for the ESPP consisting primarily of life insurance policies reported at cash surrender value. The cash surrender value of such life insurance policies aggregated $17.2 million and $18.8 million at March 29, 2008 and September 29, 2007, respectively, and are included in other assets in the Company’s consolidated condensed balance sheets. The related accrued benefit cost (representing the Company’s benefit obligation to participants) of $19.3 million and $18.4 million at March 29, 2008 and September 29, 2007, respectively, is recorded in long-term liabilities, other on the Company’s consolidated condensed balance sheets. Trust assets are excluded from ESPP plan assets as they do not qualify as plan assets under Statement of Financial Accounting Standards (“SFAS”) No. 87, “Employers’ Accounting for Pensions” (“SFAS 87”). The assets held in the rabbi trust are not available for general corporate purposes. The rabbi trust is subject to creditor claims in the event of insolvency.

The Company sponsors other postretirement benefit plans that cover both non-union and union employees. Those plans are not funded.

The Company’s funding policy is to make contributions to the Unified Cash Balance Plan and the AG Cash Balance Plan in amounts that are at least sufficient to meet the minimum funding requirements of applicable laws and regulations, but no more than amounts deductible for federal income tax purposes. The Company expects to make estimated contributions to the Unified Cash Balance Plan totaling $10.7 million during fiscal 2008, which is comprised of $4.7 million for the 2008 plan year and $6.0 million for the 2007 plan year. In addition, the Company expects to make estimated contributions to the AG Cash Balance Plan totaling $2.5 million in fiscal 2008, which is comprised of $1.2 million for the 2008 plan year and $1.3 million for the 2007 plan year. At its discretion, the Company may contribute in excess of these amounts. Additional contributions for the 2007 plan year, if any, will be due by September 15, 2008, while contributions for the 2008 plan year will be due by September 15, 2009. The Company contributed $1.1 million to the Unified Cash Balance Plan and $0.9 million to the AG Cash Balance Plan during the twenty-six weeks ended March 29, 2008 for the 2007 plan year.

Additionally, at the beginning of fiscal 2008, the Company expected to contribute $1.3 million to the ESPP to fund projected benefit payments to participants for the 2008 plan year. The Company contributed $0.6 million to the ESPP during the twenty-six weeks ended March 29, 2008 to fund projected benefit payments to participants for the 2008 plan year.

8.    RELATED PARTY TRANSACTIONS

Members and non-members affiliated with directors of the Company make purchases of merchandise from the Company and also may receive benefits and services that are of the type generally offered by the Company to its

Unified Grocers, Inc. and Subsidiaries

Notes to Consolidated Condensed Financial Statements (Unaudited)—(Continued)

similarly situated eligible Members and non-members. Management believes such transactions are on terms that are generally consistent with terms available to other Members and non-members similarly situated.

During the course of its business, the Company enters into individually negotiated supply agreements with Member and non-member customers of the Company. These agreements require the Member or non-member to purchase certain agreed amounts of its merchandise requirements from the Company and obligate the Company to supply such merchandise under agreed terms and conditions relating to such matters as pricing and delivery. During the first quarter of fiscal 2008, the Company executed supply agreements with non-member customers affiliated with Company directors Terry H. Halverson, Paul Kapioski and Michael S. Trask. Each of these agreements expires on September 30, 2012.

As of the date of this report, other than noted above, there have been no material changes to the related party transactions disclosed in Note 17 to Notes to Consolidated Financial Statements in Part II, Item 8 of the Company’s Annual Report on Form 10-K for the year ended September 29, 2007.

9.    NEW ACCOUNTING PRONOUNCEMENTS

In April 2008, the FASB issued FASB Staff Position (“FSP”) No. FAS 142-3 (“FSP 142-3”), which amends the factors that should be considered in developing renewal or extension assumptions used to determine the useful life of a recognized intangible asset under Statement of Financial Accounting Standards No. 142, “Goodwill and Other Intangible Assets” (“SFAS No. 142”). FSP 142-3 was issued to improve the consistency between the useful life of a recognized intangible asset under SFAS No. 142 and the period of expected cash flows used to measure the fair value of the asset under Statement of Financial Accounting Standards No. 141 (revised 2007), “Business Combinations,” and other U.S. GAAP. When determining the useful life of a recognized intangible asset, paragraph 11(d) of SFAS No. 142 precluded an entity from using its own assumptions about renewal or extension of an arrangement where there is likely to be substantial cost or material modifications. FSP 142-3 specifies that when entities develop assumptions about renewal or extension, an entity shall consider its own historical experience in renewing or extending similar arrangements; however, these assumptions should be adjusted for the entity-specific factors in paragraph 11 of SFAS No. 142. In the absence of that experience, an entity shall consider the assumptions that market participants would use about renewal or extension (consistent with the highest and best use of the asset by market participants), adjusted for the entity-specific factors in paragraph 11 of SFAS No. 142.

FSP 142-3 requires entities to disclose information that enables users of financial statements to assess the extent to which the expected future cash flows associated with the asset are affected by the entity’s intent and/or ability to renew or extend the arrangement. FSP 142-3 is effective for fiscal years beginning after December 15, 2008, and interim periods within those fiscal years. Early adoption is prohibited. FSP 142-3 is required to be applied prospectively to intangible assets acquired after the effective date. Accordingly, FSP 142-3 will be adopted commencing in the first quarter for the Company’s fiscal year-end 2010. The Company is currently assessing the impact this standard may have on its consolidated financial statements.

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

Unified Grocers, Inc. and Subsidiaries

Notes to Consolidated Condensed Financial Statements (Unaudited)—(Continued)

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

In September 2006, the FASB issued Statement of Financial Accounting Standards No. 157, “Fair Value Measurements” (“SFAS No. 157”). SFAS No. 157 provides guidance for using fair value to measure assets and liabilities. Under SFAS No. 157, fair value refers to the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants in the market in which the reporting entity transacts. SFAS No. 157 establishes a fair value hierarchy that prioritizes the information used to develop the assumptions that market participants would use when pricing the asset or liability. The fair value hierarchy gives the highest priority to quoted prices in active markets and the lowest priority to unobservable data. In addition, SFAS No. 157 requires that fair value measurements be separately disclosed by level within the fair value

Unified Grocers, Inc. and Subsidiaries

Notes to Consolidated Condensed Financial Statements (Unaudited)—(Continued)

hierarchy. SFAS No. 157 does not require new fair value measurements. In November 2007, the FASB reaffirmed that (1) companies will be required to implement SFAS No. 157 for financial assets and liabilities, as well as for any other assets and liabilities that are carried at fair value on a recurring basis in the financial statements; and (2) SFAS No. 157 remains effective for financial statements issued for fiscal years beginning after November 15, 2007 and interim periods within those fiscal years. In February 2008, the FASB issued FSP Nos. FAS 157-1 and FAS 157-2 (“FSP 157-1” and “FSP 157-2”), which partially deferred the effective date of SFAS No. 157 for one year for certain non-financial assets and liabilities and removed certain leasing transactions from its scope. Accordingly, SFAS No. 157, as modified above, will be adopted commencing in the first quarter for the Company’s fiscal year-end 2009. The Company is currently assessing the impact this standard may have on its consolidated financial statements.

In July 2006, the FASB issued Interpretation No. 48 (“FIN 48”), “Accounting for Uncertainty in Income Taxes,” which clarifies the accounting for uncertainty in income taxes recognized in the financial statements in accordance with FASB Statement No. 109, “Accounting for Income Taxes.” FIN 48 provides guidance on the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. FIN 48 also provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosures, and transition. FIN 48 is effective for fiscal years beginning after December 15, 2006. Accordingly, FIN 48 was adopted commencing in the first quarter of the Company’s fiscal year-end 2008. The adoption of FIN 48 did not have a material impact on the Company’s financial condition and results of operations. At December 29, 2007, the Company had no unrecognized tax benefits that, if recognized, would materially affect the Company’s effective income tax rate in future periods. Management is currently unaware of any issues under review that could result in significant payments, accruals or material deviations from its recognized tax positions. Effective upon adoption of FIN 48, the Company continues to recognize interest and penalties accrued related to unrecognized tax benefits and penalties within its provision for income taxes. The Company had no material interest and penalties accrued at December 29, 2007. Prior to its adoption of FIN 48, the Company recognized such interest and penalties, which were immaterial in prior periods, within its provision for income taxes.

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

In May 2007, the FASB issued FASB Staff Position No. FIN 48-1 (“FSP 48-1”), “Definition of Settlement in FASB Interpretation No. 48.” FSP 48-1 amended FIN 48 to provide guidance on how an enterprise should determine whether a tax position is effectively settled for the purpose of recognizing previously unrecognized tax benefits. FSP 48-1 required application upon the initial adoption of FIN 48. The adoption of FSP 48-1 had no material impact on the Company’s consolidated condensed financial statements.

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

COMPANY OVERVIEW

General

A California corporation organized in 1922 and incorporated in 1925, Unified Grocers, Inc. (referred to in this Form 10-Q as “Unified,” “the Company,” “our” or “we”) is a retailer-owned, grocery wholesale cooperative serving supermarket, specialty and convenience store operators located primarily in the western United States and the South Pacific. Our customers range in size from single store operators to multiple store chains. The Company operates its business in two reportable business segments: (1) Wholesale Distribution and (2) Insurance. All remaining business activities are grouped into “All Other” (see Note 4 of “Notes to Consolidated Condensed Financial Statements” in Item 1 “Financial Statements”).

We sell a wide variety of products typically found in supermarkets. We report all product sales in our Wholesale Distribution segment, which represents approximately 99% of our total sales. Our customers include our owners (“Members”) and non-owners (“non-members”). We also provide support services to our customers, including insurance and financing. Support services, including promotional planning, retail technology, equipment purchasing services and real estate services, are reported in our Wholesale Distribution segment. Insurance activities account for approximately 1% of total sales and are reported in our Insurance segment, while finance activities are grouped with our All Other business activities. The availability of specific products and services may vary by geographic region. We have three separate geographical and marketing regions. The regions are Southern California, Northern California and the Pacific Northwest.

Over the past few years, we have focused on an initiative to strengthen our corporate brand and image in the marketplace. During 2006, we changed the name of our specialty grocery subsidiary to Market Centre to better reflect the Company’s broad range of product offerings and unique services that are offered to our retail customers. In addition, we recently have begun to do business as “Unified Grocers” for nearly all purposes, and effected a legal name change on February 20, 2008.

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

We distribute the earnings from activities conducted with our Members, excluding subsidiaries (collectively “patronage business”), in the form of patronage dividends. The Company conducts business with both Members and non-members within the patronage business. Our patronage earnings are based on the combined results of the Company’s three patronage earnings divisions: the Southern California Dairy Division, the Pacific Northwest Dairy Division and the Cooperative Division. The Company conducts business on a non-patronage basis in the Wholesale Distribution segment through its Cooperative Division, specialty food subsidiary (Market Centre) and international sales subsidiary (Unified International, Inc). These businesses sell products to both Members and non-members. An entity that does not meet Member purchase requirements or does not desire to become a Member may conduct business with Unified as a non-member customer on a non-patronage basis. The Company does business through its subsidiaries on a non-patronage basis. Earnings from the Company’s subsidiaries and from business conducted with non-members (collectively “non-patronage business”) are retained by the Company. Customers served by the Seattle Operation are generally not being offered membership during the year following the Acquisition, and accordingly, business conducted with those customers will occur on a non-patronage basis. Thereafter, we expect to offer membership on the terms and conditions available to all new Members except they will be given the option to satisfy their Class B Share investment requirement entirely from the issuance of Class B Shares as part of the patronage dividends to be distributed for fiscal years following their first year of membership.

In April 2008, the Board approved changes to our membership requirements. The principal change was that in order for customers to be accepted as Members of Unified, minimum required annual purchase volume was generally established at $1 million. However, this requirement will not be applicable to those customers who were formerly members of Associated Grocers, Incorporated. Additionally, membership is generally required for those purchasing in excess of $3 million annually.

Facilities and Transportation

We operate various warehouse and office facilities that are located in Commerce, Los Angeles, Santa Fe Springs, Stockton, Hayward, Livermore and Fresno, California, Milwaukie, Oregon and Seattle and Renton, Washington. During fiscal 2006, we began a major renovation of our Stockton, California facility to add additional square footage, new racking, and to install mechanized conveyor systems. We anticipate these conveyor systems will allow us to more effectively merge product at the facility with products sourced from our other facilities and vendors. This will result in expanded product availability for our Member and non-member customers without the need to carry these products in our Stockton facility. The additional square footage and primary conveyor system were completed and began operating during the first fiscal quarter of 2008. We have also been installing new racking and reconfiguring the Stockton facility in order to accommodate the current and projected growth in our Market Centre business. We anticipate the new racking and additional conveyor system to be completed during the remainder of fiscal 2008. The renovation also provided sufficient additional capacity to allow us to close our Hayward facility, which consisted solely of our Market Centre business, in March 2008 and consolidate its operations into our Stockton facility. We anticipate this will help us lower costs and better support our customers and new sales growth. This effort is projected to continue through fiscal 2008. We also operate a bakery manufacturing facility and a milk, water and juice processing plant in Los Angeles, which primarily serve the Southern California region.

Customers may choose either of two delivery options for the distribution of our products. Customers may either elect to have the Company deliver orders to their stores or warehouse locations or may choose to pick their orders up from our distribution centers. For delivered orders, we utilize either the Company-operated fleet of tractors and trailers or we utilize third party carriers.

Industry Overview and the Company’s Operating Environment

Competition

Unified competes in the wholesale grocery industry with regional and national food wholesalers such as C&S Wholesale, and Supervalu Inc., as well as other local wholesalers that provide a broad range of products and services to their customers. Unified was a direct competitor of Associated Grocers, Incorporated prior to the Acquisition. We also compete with many local and regional meat, produce, grocery, specialty, general food, bakery and dairy wholesalers and distributors. Unified’s customers compete directly with vertically integrated regional and national chains. The growth or loss in market share of our customers will also impact the Company’s sales and earnings. For more information about the competition Unified faces, please refer to “Risk Factors.”

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

Economic Factors

We are impacted by changes in the overall economic environment. In recent periods, the Company has experienced significant volatility in certain expenses, commodities and a general increase in the cost of ingredients for our manufactured breads and processed fluid milk and the cost of packaged goods purchased from other manufacturers. The Company’s pricing programs are designed to pass these costs on to our customers; however, the Company may not always be able to pass such increases to customers on a timely basis. Accordingly, any such delay may result in a less than full recovery of price increases.

Costs associated with our workers’ compensation coverage in California have significantly improved after several years of cost increases. The majority of Unified’s investments (approximately 83%) are held primarily by two of our insurance subsidiaries, and include U.S. government agency mortgage-backed securities, high quality investment grade corporate bonds, and U.S. government treasury securities. These investments have readily determinable market values based on actively traded securities in the marketplace, and they have experienced an increase in market value since the beginning of our fiscal year. Life insurance investments tied to the equity markets have also performed well in recent years, although they have been negatively impacted by the market decline that took place during the twenty-six weeks ended March 29, 2008.

On the other hand, external factors continue to drive increases in costs associated with fuel and employee health care benefits. Diesel fuel costs have increased significantly during the thirteen weeks ended March 29, 2008. Our pricing includes a fuel surcharge on product shipments to recover excess fuel costs over a specified base. Historically, the surcharge has been reviewed and adjusted when indications suggested that a change in the cost of fuel was other than temporary. Commencing in April 2008, in response to the volatility in fuel costs during the current fiscal year, we have begun to review and adjust our fuel surcharge on a monthly basis to more timely reflect the changes in fuel costs.

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

Technological improvements in Unified’s distribution systems have been a strategic priority for the Company. Over the past four years, we have upgraded our warehouse and enterprise reporting systems to improve efficiencies, order fulfillment accuracy and internal management reporting capabilities. As a result, five of our main facilities have been upgraded. This process has been instrumental in helping drive the efficiencies described above under “Economic Factors.” We expect to see additional warehouse improvements and order fulfillment accuracy as each facility fully realizes the benefits of the upgrade.

We began an upgrade of our on-board tractor tracking and control system during fiscal 2007 and anticipate completing the upgrade during fiscal 2008. The upgrade will provide better tracking of the fleet to assist in dynamic routing and create more operational efficiencies.

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

Sales Activities and Recent Developments

We experienced an overall sales increase of $509.5 million, or 33.2%, for the twenty-six weeks ended March 29, 2008 (the “2008 Period”) as compared to the twenty-six week period ended March 31, 2007 (the “2007 Period”). The following table illustrates the major factors that contributed to the $509.9 million increase in net sales in our Wholesale Distribution segment during the 2008 Period compared to the 2007 Period:

Wholesale Distribution Sales Activity	Amount (dollars in 000’s)
Sales gained from acquisition of the Seattle Operation	$422,760
Continuing customer growth	78,860
Sales gained from other new customers	9,118
Sales decrease from lost customers	(865)

Total Wholesale Distribution segment net sales growth	$509,873

Sales in our Insurance segment decreased $0.3 million in the 2008 Period versus the 2007 Period due to the insurance climate becoming more competitive and premium rates declining over the prior year. In addition, due to the competitive climate, we experienced a decline in our policy renewals compared to the prior year. Sales in our All Other business activities decreased $0.1 million in the 2008 Period versus the 2007 Period.

RESULTS OF OPERATIONS

The following discussion of the Company’s financial condition and results of operations should be read in conjunction with the consolidated condensed financial statements and notes to the consolidated condensed financial statements, specifically Note 4 to “Notes to Consolidated Condensed Financial Statements,” “Segment Information,” included elsewhere in this report. Certain statements in the following discussion are not historical in nature and should be considered to be forward-looking statements that are inherently uncertain.

The following table sets forth selected consolidated financial data of Unified expressed as a percentage of net sales for the periods indicated and the percentage increase or decrease in such items over the prior period.

	Thirteen Weeks Ended		% Change Thirteen Weeks	Twenty-Six Weeks Ended		% Change Twenty-Six Weeks
Fiscal Period Ended	March 29, 2008	March 31, 2007		March 29, 2008	March 31, 2007
Net sales	100.0%	100.0%	31.6%	100.0%	100.0%	33.2%
Cost of sales	90.3	90.0	32.0	90.5	90.1	33.8
Distribution, selling and administrative expenses	8.8	8.2	41.3	7.9	7.9	33.3

Operating income	0.9	1.8	(33.8)	1.6	2.0	5.5
Interest expense	(0.4)	(0.5)	11.7	(0.4)	(0.5)	12.7
Estimated patronage dividends	(0.2)	(0.5)	(48.9)	(0.5)	(0.7)	0.7
Income taxes	(0.2)	(0.4)	(33.9)	(0.3)	(0.3)	4.3

Net earnings	0.1%	0.4%	(64.7)%	0.4%	0.5%	5.6%

THIRTEEN WEEK PERIOD ENDED MARCH 29, 2008 (“2008 PERIOD”) COMPARED TO THE THIRTEEN WEEK PERIOD ENDED MARCH 31, 2007 (“2007 PERIOD”)

Overview of the 2008 Period.    Our consolidated operating income decreased $4.6 million to $8.9 million in the 2008 Period compared to $13.5 million in the 2007 Period.

The 2008 Period included a combination of offsetting factors that contributed to the change in operating income. Items contributing to increased operating income included growth in our base business and growth resulting from the inclusion of our newly acquired Seattle Operation. Offsetting these amounts were operating expenses related to closing our rented warehouse facility in Hayward, California, and the consolidation of its Market Centre business into our recently expanded Stockton warehouse, which is owned and also located in Northern California. This facility consolidation was undertaken, in part, to reduce costs in the long-term and allow for the expansion of certain product availability to both California and the Pacific Northwest, including the market area served from our new Seattle Operation (see “Facilities and Transportation” for additional discussion). Additionally, the operations of the Wholesale Distribution segment experienced a significant rise in fuel costs during the 2008 Period. The 2008 Period was also negatively impacted by a decrease in the cash surrender value of our life insurance policy investments as a result of the general decline in underlying market conditions. Finally, operating income declined in our Insurance segment due to changing conditions in the insurance marketplace.

The overall decrease in operating income is summarized in our operating segments and other business activities as follows:

•

Wholesale Distribution Segment:    The Wholesale Distribution segment’s operating income declined $3.5 million to $8.7 million in the 2008 Period compared to $12.2 million in the 2007 Period. The decrease in operating income was due, in large part, to closing our Hayward facility and consolidating its operations into our Stockton facility during the 2008 Period. We have also been reconfiguring the Stockton facility to accommodate the installation of new racking, the transfer of the Hayward Market Centre inventory and to better support our customers and new sales growth. Other contributions to lower operating income are increased costs of diesel fuel and decreased earnings in certain investments associated with life insurance contracts tied to the equity markets. The decline in operating income was partially offset by the 2008 Period activity related to the Seattle Operations acquired and growth in sales to our existing customer base.

•

Insurance Segment:    Operating income declined $1.1 million in our Insurance segment to $0.3 million in the 2008 Period compared to $1.4 million in the 2007 Period, due primarily to decreased premium rates and a decline in policy renewals related to workers’ compensation in California.

•

All Other:    All Other business activities primarily consist of our finance subsidiary and the consolidation of a variable interest entity as discussed in Note 3 of “Notes to the Consolidated Condensed Financial Statements” in Item 1 “Financial Statements.” Operating income was consistent at a loss of $0.1 million for the 2008 Period and the 2007 Period.

The following tables summarize the performance of each business segment for the 2008 and 2007 Periods.

Wholesale Distribution Segment

(dollars in thousands)

	Thirteen Weeks Ended March 29, 2008		Thirteen Weeks Ended March 31,2007
	Amounts in 000’s	Percent to Net Sales	Amounts in 000’s	Percent to Net Sales	Difference
Gross sales	$988,568	—	$749,777	—	$238,791
Inter-segment eliminations	—	—	—	—	—

Net sales	988,568	100.0	749,777	100.0	238,791
Cost of sales	894,787	90.5	677,706	90.4	217,081
Distribution, selling and administrative expenses	85,040	8.6	59,908	8.0	25,132

Operating income	$8,741	0.9	$12,163	1.6	$(3,422)

Insurance Segment

(dollars in thousands)

	Thirteen Weeks Ended March 29, 2008		Thirteen Weeks Ended March 31, 2007
	Amounts in 000’s	Percent to Net Sales	Amounts in 000’s	Percent to Net Sales	Difference
Gross sales – premiums earned	$6,834	—	$6,976	—	$(142)
Inter-segment eliminations	(3,745)	—	(3,414)	—	(331)

Net sales – premiums earned	3,089	100.0	3,562	100.0	(473)
Cost of sales – underwriting expenses	999	32.3	761	21.4	238
Selling and administrative expenses	1,793	58.1	1,359	38.1	434

Operating income	$297	9.6	$1,442	40.5	$(1,145)

All Other

(dollars in thousands)

	Thirteen Weeks Ended March 29, 2008		Thirteen Weeks Ended March 31, 2007
	Amounts in 000’s	Percent to Net Sales	Amounts in 000’s	Percent to Net Sales	Difference
Gross sales	$445	—	$573	—	$(128)
Inter-segment eliminations	(207)	—	(288)	—	81

Net sales	238	100.0	285	100.0	(47)
Selling and administrative expenses	349	146.6	413	144.9	(64)

Operating income (loss)	$(111)	(46.6)	$(128)	(44.9)	$17

Net sales.    Consolidated net sales increased $238.3 million, or 31.6%, to $991.9 million in the 2008 Period compared to $753.6 million for the 2007 Period.

•

Wholesale Distribution Segment:    Net Wholesale Distribution sales increased $238.8 million to $988.6 million in the 2008 Period compared to $749.8 million for the 2007 Period. In addition to the Seattle

Operations acquired, we continued to experience sales growth through new store openings by our customers and growth in sales of products that help our customers differentiate their stores from the competition.

Seattle Operation

•	Sales increased $201.5 million in the 2008 Period as a result of including the Seattle Operation in our operating results since its acquisition at the beginning of fiscal 2008.

Continuing Customer Sales Growth

•

Sales increased by approximately $31.9 million due primarily to a $7.6 million growth in our perishables product offerings such as meat, produce, service deli and service bakery, and a $16.4 million growth in our Market Centre specialty foods subsidiary, which have helped our customers differentiate themselves from their competition. This growth is driven by our customers’ expansion to new store locations and growth in distribution volume at existing locations.

Customer Changes

•	During the 2008 Period, we began supplying customers (other than those served by the Seattle Operation) that were previously served by competitors, resulting in a $5.9 million increase in sales.

•	Sales to customers in the 2007 Period that discontinued business with us and began purchasing their products from competitors were $0.5 million.

•

Insurance Segment:    Net sales, consisting principally of premium revenues, decreased $0.4 million to $3.1 million in the 2008 Period compared to $3.5 million for the 2007 Period. Our Insurance segment primarily sells workers’ compensation coverage in California. The insurance climate has become more competitive and premium rates have declined over the prior year. In addition, due to the competitive climate, we experienced a decline in our policy renewals compared to the prior year.

•	All Other: Net sales decreased $0.1 million to $0.2 million in the 2008 Period compared to $0.3 million in the 2007 Period.

Cost of sales (including underwriting expenses).    Consolidated cost of sales was $895.8 million for the 2008 Period and $678.5 million for the 2007 Period and comprised 90.3% and 90.0% of consolidated net sales for the 2008 and 2007 Periods, respectively.

•

Wholesale Distribution Segment:    Cost of sales increased by $217.1 million to $894.8 million in the 2008 Period compared to $677.7 million in the 2007 Period. As a percentage of net wholesale sales, cost of sales was 90.5% and 90.4% for the 2008 and 2007 Periods, respectively.

•

The change in product and customer sales mix, including the effect associated with the Seattle Operations acquired in early fiscal 2008, had minimal effect on cost of sales as a percent of net wholesale sales.

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

•

Insurance Segment:    Cost of sales (including underwriting expenses), primarily consisting of claims loss and loss adjustment expenses, underwriting expenses, commissions, premium taxes and regulatory fees, increased $0.2 million from $0.8 million to $1.0 million in the 2008 Period compared to the 2007 Period. This increase is due to certain customers converting from deductible policies in the 2007 Period to fully insured policies in the 2008 Period, which affects expenses incurred. Additionally, the cost of insurance and the sufficiency of loss reserves are also impacted by actuarial estimates based on a detailed analysis of health care cost trends, mortality rates, claims history, demographics and industry trends. As a result, the amount of loss reserves and future expenses is significantly affected by these variables and may significantly change, depending on the cost of providing benefits and the results of further legislative action. See additional discussion related to insurance reserves under “Risk Factors” – “Our insurance reserves may be inadequate if unexpected losses occur.”

Distribution, selling and administrative expenses.    Consolidated distribution, selling and administrative expenses were $87.2 million in the 2008 Period compared to $61.7 million in the 2007 Period, and comprised 8.8% and 8.2% of net sales for the 2008 and 2007 Periods, respectively.

•

Wholesale Distribution Segment:    Distribution, selling and administrative expenses were $85.0 million in the 2008 Period compared to $59.9 million in the 2007 Period, and comprised 8.6% and 8.0% of net wholesale sales for the 2008 and 2007 Periods, respectively. As discussed in further detail below, expenses related to the recently acquired Seattle Operation, insurance, fuel, wages and other expenses increased costs $25.1 million, or 0.6% as a percent of net wholesale sales (due to the leveraging effect of the increased sales – see “Net Sales – Wholesale Distribution segment”).

•

Seattle Operation:    Expenses resulting from increased volume related to the Seattle Operation acquired in early fiscal 2008 were $16.9 million for the 2008 Period. The change in expenses as a percent of net wholesale sales resulting from the new Seattle Operation was a decrease of 0.1% as a percent of net wholesale sales.

•

Insurance Expense (other than Workers’ Compensation):    During the 2008 Period, we experienced insurance expense increases of $1.4 million, or 0.2% as a percent of net wholesale sales. This increase is primarily due to a decrease in the cash surrender value of our life insurance policy investments as a result of a decline in the fair value of the underlying securities (reflecting the general decline in market conditions), which are highly concentrated in U.S. equity markets and priced based on readily determinable market values.

•

Fuel Expense:    During the 2008 Period, we experienced diesel fuel expense increases of $1.0 million, or 0.1% as a percent of net wholesale sales. This increase is primarily due to the rising cost of oil.

•

Occupancy Costs:    During the 2008 Period, we experienced an increase in occupancy costs of $0.5 million, or 0.1% as a percent of net wholesale sales. During the 2008 Period, we closed our Hayward facility and consolidated our Market Centre business into our existing Stockton facility. The increase in occupancy costs is primarily due to lease expense incurred related to closing the Hayward facility.

•

Wages, Salaries and Pension Expense:    During the 2008 Period, we experienced increases in wages, salaries and pension costs of $4.3 million, or 0.2% as a percent of net wholesale sales. The increase as a percent to net wholesale sales is primarily due to expenses incurred during the closing of our Hayward distribution facility and the consolidation of the Hayward operations into our existing Stockton facility (including severance, labor costs related to product transfer and warehouse labor inefficiencies). Although costs associated with activities related to the installation of new racking have been capitalized, we also incurred additional costs from reconfiguring our Stockton facility to accommodate the new racking and the additional volume transferred from Hayward as well as new sales growth.

•	Other Expense Changes: General expenses increased $1.0 million, or 0.1% as a percent of net wholesale sales.

•

Insurance Segment:    Selling and administrative expenses for the Insurance segment increased $0.4 million from $1.4 million in the 2007 Period to $1.8 million in the 2008 Period. The increase is due primarily to higher general expenses (including supplies, travel and consulting), an increase in the accounts receivable allowance, and higher expenses for wages and benefits.

•	All Other: Selling and administrative expenses for our All Other business activities were comparable at $0.4 million for the 2008 and 2007 Periods.

Interest.    Interest expense was $4.0 million in the 2008 Period compared to $3.6 million in the 2007 Period and comprised 0.4% and 0.5% of consolidated net sales for the 2008 and 2007 Periods, respectively. Factors contributing to the increase in interest expense are as follows:

•	Interest expense on our primary debt instruments (as described below) was $3.7 million and $2.9 million for the 2008 and 2007 Periods, respectively.

•

Weighted Average Borrowings:    Interest expense increased $1.6 million from the 2007 Period due to an increase in our weighted average borrowings. Weighted average borrowings were increased by $85.3 million due to amounts needed to fund the purchase of certain assets and assumption of certain liabilities of the Seattle Operation (see Note 2 of “Notes to the Consolidated Condensed Financial Statements” in Item 1 “Financial Statements”), finance the trade accounts receivable arising from the Seattle Operation that were not part of the purchase price, fund the payment of real estate lease settlements and finance the general cost increase in products purchased for resale.

•

Interest Rates:    Interest expense decreased $0.8 million from the 2007 Period due to a decrease in our effective borrowing rate. Our effective borrowing rate for the combined primary debt, made up of the revolving line of credit and senior secured notes, was 6.0% and 7.2% for the 2008 and 2007 Periods, respectively. Consistent with the overall market interest rate change, the base borrowing rate on the revolving line of credit decreased over the 2007 Period.

Borrowings on our revolving credit agreement are subject to market rate fluctuations. A 25 basis point change in the market rate of interest over the period would have resulted in a $0.1 million increase or decrease in corresponding interest expense.

•

Interest expense on our secondary debt instruments was $0.3 million in the 2008 Period, a decrease of $0.4 million compared to $0.7 million in the 2007 Period. The decrease is primarily due to the principal payoff of the subordinated patronage dividend certificates (December 2007), Capital Investment Notes (September 2007) and real estate lease settlements paid in the 2008 Period (see Note 3 of “Notes to the Consolidated Condensed Financial Statements” in Item 1 “Financial Statements”). See Notes 6 and 9 to “Notes to Consolidated Financial Statements” in Part II, Item 8 “Financial Statements and Supplementary Data” of the Company’s Annual Report on Form 10-K for the year ended September 29, 2007 regarding the Company’s Capital Investment Notes and subordinated patronage dividend certificates, respectively.

Estimated patronage dividends.    Estimated patronage dividends for the 2008 Period were $1.8 million, compared to $3.5 million in the 2007 Period, a decrease of 48.9%. Patronage dividends for the 2008 and 2007 Periods consisted of the patronage earnings from the Company’s three patronage earnings divisions: the Southern California Dairy Division, the Pacific Northwest Dairy Division and the Cooperative Division. For the 2008 and 2007 Periods, respectively, the Company had patronage earnings (losses) of $2.5 million and $2.7 million in the Southern California Dairy Division, $0.2 million and $0.2 million in the Pacific Northwest Dairy Division and $(0.9) million and $0.6 million in the Cooperative Division. The decline in our estimated patronage earnings was primarily due to additional costs incurred to close our Hayward facility and consolidate operations into our Stockton facility and the continued increase in diesel fuel expense.

Income taxes.    The Company’s effective income tax rate was 59.4% for the 2008 Period compared to 43.9% for the 2007 Period. The higher rate for the 2008 Period is due to unfavorable fluctuations in permanent book tax differences related to the Company’s corporate owned life insurance policies. As discussed in Note 9 of “Notes to Consolidated Condensed Financial Statements” in Item 1 “Financial Statements,” the Company adopted FASB Interpretation No. 48 (“FIN 48”), “Accounting for Uncertainty in Income Taxes,” commencing in the first quarter of the Company’s fiscal year 2008. The adoption of FIN 48 did not have a material impact on the Company’s financial condition and results of operations.

TWENTY-SIX WEEK PERIOD ENDED MARCH 29, 2008 (“2008 PERIOD”) COMPARED TO THE TWENTY-SIX WEEK PERIOD ENDED MARCH 31, 2007 (“2007 PERIOD”)

Overview of the 2008 Period.    Our consolidated operating income was $31.4 million in the 2008 Period compared to $29.7 million in the 2007 Period.

The increase in operating income during the 2008 Period included growth in our base business and growth resulting from our newly acquired Seattle Operation. These amounts were partially offset by operating expenses related to closing our rented warehouse facility in Hayward, California and the consolidation of its Market Centre business into our recently expanded Stockton warehouse as discussed in “Facilities and Transportation” and the “Overview of the 2008 Period” for the Thirteen-Week Period Ended March 29, 2008. A significant rise in fuel costs during the 2008 Period partially offset the increase in operating income for the Wholesale Distribution segment. The 2008 Period was also negatively impacted by a decrease in the cash surrender value of our life insurance policy investments as a result of the general decline in underlying market conditions. Finally, operating income declined in our Insurance segment due to changing conditions in the insurance marketplace. Despite the impact of these additional expenses, our operating income increased $1.7 million as compared to the 2007 Period.

The overall increase in operating income is summarized in our operating segments and other business activities as follows:

•

Wholesale Distribution Segment:    The Wholesale Distribution segment’s operating income was $30.2 million in the 2008 Period compared to $27.7 million in the 2007 Period. The increase in operating income was primarily due to the increase in net sales as a result of the Seattle Operations acquired, growth in sales to our existing customer base, and a reduction in workers’ compensation claims loss reserves. This increase was partially offset by costs related to, in large part, closing our Hayward facility and consolidating its Market Centre operations into our Stockton facility during the 2008 Period. We have also been reconfiguring the Stockton facility to accommodate the installation of new racking, the transfer of the Hayward Market Centre inventory and to better support our customers and new sales growth, which also offset the increase in operating income. Other offsetting factors include the increased cost of diesel fuel and decreased earnings from certain investments associated with life insurance contracts tied to the equity markets.

•

Insurance Segment:    Operating income declined $1.4 million in our Insurance segment to $1.2 million in the 2008 Period compared to $2.6 million in the 2007 Period, due primarily to decreased premium rates and a decline in policy renewals related to workers’ compensation in California.

•

All Other:    All Other business activities primarily consist of our finance subsidiary and the consolidation of a variable interest entity as discussed in Note 3 of “Notes to Consolidated Condensed Financial Statements” in Item 1 ”Financial Statements.” Operating income increased $0.6 million to a marginal loss for the 2008 Period compared to a loss of $0.6 million in the 2007 Period and consisted of $0.1 million in operating income from our finance subsidiary offset by $0.1 million in operating expense associated with our variable interest entity.

The following tables summarize the performance of each business segment for the 2008 and 2007 Periods.

Wholesale Distribution Segment

(dollars in thousands)

	Twenty-Six Weeks Ended March 29, 2008		Twenty-Six Weeks Ended March 31, 2007
	Amounts in 000’s	Percent to Net Sales	Amounts in 000’s	Percent to Net Sales	Difference
Gross sales	$2,037,521	—	$1,527,648	—	$509,873
Inter-segment eliminations	—	—	—	—	—

Net sales	2,037,521	100.0	1,527,648	100.0	509,873
Cost of sales	1,848,966	90.8	1,382,364	90.5	466,602
Distribution, selling and administrative expenses	158,322	7.8	117,543	7.7	40,779

Operating income	$30,233	1.4	$27,741	1.8	$2,492

Insurance Segment

(dollars in thousands)

	Twenty-Six Weeks Ended March 29, 2008		Twenty-Six Weeks Ended March 31, 2007
	Amounts in 000’s	Percent to Net Sales	Amounts in 000’s	Percent to Net Sales	Difference
Gross sales – premiums earned	$14,037	—	$12,485	—	$1,552
Inter-segment eliminations	(7,581)	—	(5,720)	—	(1,861)

Net sales – premiums earned	6,456	100.0	6,765	100.0	(309)
Cost of sales – underwriting expenses	1,743	27.0	1,122	16.6	621
Selling and administrative expenses	3,506	54.3	3,054	45.1	452

Operating income	$1,207	18.7	$2,589	38.3	$(1,382)

All Other

(dollars in thousands)

	Twenty-Six Weeks Ended March 29, 2008		Twenty-Six Weeks Ended March 31, 2007
	Amounts in 000’s	Percent to Net Sales	Amounts in 000’s	Percent to Net Sales	Difference
Gross sales	$933	—	$1,159	—	$(226)
Inter-segment eliminations	(458)	—	(573)	—	115

Net sales	475	100.0	586	100.0	(111)
Selling and administrative expenses	519	109.3	1,160	198.0	(641)

Operating (loss) income	$(44)	(9.3)	$(574)	(98.0)	$530

Net sales.    Consolidated net sales increased $509.5 million, or 33.2%, to $2.0 billion in the 2008 Period compared to $1.5 billion in the 2007 Period.

•

Wholesale Distribution Segment:    Net Wholesale Distribution sales increased $509.9 million, or 33.4%, to $2.0 billion in the 2008 Period compared to $1.5 billion for the 2007 Period. In addition to sales related to the recently acquired Seattle Operation, we continued to experience sales growth through new store openings by our customers and growth in sales of products that help our customers differentiate their stores from the competition.

Seattle Operation

•	Sales increased $422.8 million in the 2008 Period as a result of including the Seattle Operation in our operating results since its acquisition at the beginning of fiscal 2008.

Continuing Customer Sales Growth

•

Sales increased by approximately $78.9 million due primarily to a $21.8 million growth in our Perishables product offerings such as meat, produce, service deli and service bakery, and a $34.4 million growth in our Market Centre specialty foods subsidiary, which have helped our customers differentiate themselves from their competition. This growth is driven by our customers’ expansion to new store locations and growth in our distribution volume at existing locations.

Customer Changes

•	During the 2008 Period, we began supplying customers (other than those served by the Seattle Operation) that were previously served by competitors, resulting in a $9.1 million increase in sales.

•	Sales to customers in the 2007 Period that discontinued business with us and began purchasing their products from competitors were $0.9 million.

•

Insurance Segment:    Net sales, consisting principally of premium revenues, decreased $0.3 million, or 4.6%, to $6.5 million in the 2008 Period compared to $6.8 million for the 2007 Period. Our Insurance Segment primarily sells workers’ compensation coverage in California. The insurance climate has become more competitive and premium rates have declined over the prior year. In addition, due to the competitive climate, we experienced a decline in our policy renewals compared to the prior year.

•	All Other: Net sales decreased $0.1 million to $0.4 million in the 2008 Period compared to $0.5 million for the 2007 Period.

Cost of sales.    Consolidated cost of sales was $1,850.7 million for the 2008 Period compared to $1,383.5 million for the 2007 Period and comprised 90.5% and 90.1% of consolidated net sales for the 2008 and 2007 Periods, respectively.

•

Wholesale Distribution Segment (including underwriting expenses):    Cost of sales increased by $466.6 million to $1,849.0 million in the 2008 Period compared to $1,382.4 million in the 2007 Period. As a percentage of net wholesale sales, cost of sales was 90.8% and 90.5% for the 2008 and 2007 Periods, respectively.

•	The change in product and customer sales mix associated with the Seattle Operation acquired in early fiscal 2008 contributed to a 0.1% increase in cost of sales as a percent of net wholesale sales.

•

A change in product and customer sales mix relative to customers exclusive of the recently acquired Seattle Operation contributed to a 0.1% increase in cost of sales as a percent of net wholesale sales. Our growth was primarily in products that carry a higher cost of sales as a percent of net sales compared to the 2007 Period product mix average. In addition, our larger customers have driven the sales growth in new store openings. These customers typically pick up their orders from our facilities and their larger order sizes allow for higher operational efficiencies but result in lower margins. As a result, the margin on these customers is lower than average and increases the cost of sales as a percent of net wholesale sales.

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

•

Insurance Segment:    Cost of sales (including underwriting expenses), primarily consisting of claims loss and loss adjustment expenses, underwriting expenses, commissions, premium taxes and regulatory fees, increased $0.6 million to $1.7 million in the 2008 Period compared to $1.1 million in the 2007 Period. This increase is due to certain customers converting from deductible policies in the 2007 Period to fully insured policies in the 2008 Period, which affects expenses incurred. Additionally, the cost of insurance and the sufficiency of loss reserves are also impacted by actuarial estimates based on a detailed analysis of health care cost trends, mortality rates, claims history, demographics and industry trends. As a result, the amount of loss reserves and future expenses is significantly affected by these variables and may significantly change, depending on the cost of providing benefits and the results of further legislative action. See additional discussion related to insurance reserves under “Risk Factors” – “Our insurance reserves may be inadequate if unexpected losses occur.”

Distribution, selling and administrative expenses.    Consolidated distribution, selling and administrative expenses were $162.3 million in the 2008 Period compared to $121.8 million in the 2007 Period, and comprised 7.9% and 7.9% of net sales for the 2008 and 2007 Periods, respectively.

•

Wholesale Distribution Segment:    Distribution, selling and administrative expenses were $158.3 million in the 2008 Period compared to $117.5 million in the 2007 Period, and comprised 7.8% and 7.7% of net wholesale sales for the 2008 and 2007 Periods, respectively. As discussed in further detail below, expenses related to the recently acquired Seattle Operation, insurance, fuel, wages and other expenses increased costs $43.3 million, or 0.3% as a percent of net wholesale sales (due to the leveraging effect of the increased sales – see “Net Sales – Wholesale Distribution Segment”). This increase in the amount of costs was offset by decreased costs for workers’ compensation expense of $2.5 million, or 0.2% as a percent of net wholesale sales.

•

Seattle Operation:    Expenses resulting from increased volume related to the Seattle Operation acquired in early fiscal 2008 were $30.8 million for the 2008 Period. The change in expenses as a percent of net wholesale sales resulting from the new Seattle Operation was a decrease of 0.1% as a percent of net wholesale sales.

•

Insurance Expense (other than Workers’ Compensation):    During the 2008 Period, we experienced insurance expense increases of $2.4 million, or 0.1% as a percent of net wholesale sales. This increase is primarily due to a decrease in the cash surrender value of our life insurance policy investments as a result of a decline in the fair value of the underlying securities (reflecting the general decline in market conditions), which are highly concentrated in U.S. equity markets and priced based on readily determinable market values.

•

Fuel Expense:    During the 2008 Period, we experienced diesel fuel expense increases of $1.6 million, or 0.1% as a percent of net wholesale sales. This increase is primarily due to the rising cost of oil.

•

Occupancy Costs:    During the 2008 Period, we experienced an increase in occupancy costs of $0.8 million, or 0.1% as a percent of net wholesale sales. During the 2008 Period, we closed our Hayward facility and consolidated our Market Centre business into our existing Stockton facility. The increase in occupancy costs is primarily due to lease expense incurred related to closing the Hayward facility.

•

Wages, Salaries and Pension Expense:    During the 2008 Period, we experienced increases in wages, salaries and pension costs of $7.1 million, or 0.1% as a percent of net wholesale sales. The increase as a percent to net wholesale sales is primarily due to expenses incurred during the closing of our Hayward distribution facility and the consolidation of the Hayward operations into our existing Stockton facility (including severance, labor costs related to product transfer and warehouse labor inefficiencies). Although costs associated with activities related to the installation of new racking have been capitalized, we also incurred additional costs from reconfiguring our Stockton facility to accommodate the new racking and the additional volume transferred from Hayward as well as new sales growth.

•	Other Expense Changes: General expenses increased $0.6 million, but were consistent as a percent of net wholesale sales.

The following expenses decreased in the 2008 Period compared to the 2007 Period, offsetting the increases in distribution, selling and administrative expenses that were discussed above:

•

Workers’ Compensation Expense:    From October 1, 2001 through December 31, 2006, the Company’s Wholesale Distribution segment was self-insured up to $300,000 per incident with a stop loss coverage provided by our Insurance segment up to $1.0 million and third party coverage over that amount. After December 31, 2006, the Wholesale Distribution segment is fully insured up to $1.0 million with stop loss coverage provided by our Insurance segment and third party coverage over that amount. Loss accruals up to the stop loss coverage are made based on actuarially developed loss estimates. Our workers’ compensation expenses decreased by $2.5 million, or 0.2% as a percent of net wholesale sales, primarily due to reduction in our actuarially developed loss estimates. Future expenses may significantly change depending on the cost of providing health care and the results of legislative action.

•

Insurance Segment:    Selling and administrative expenses for the Insurance segment increased $0.4 million from $3.1 million in the 2007 Period to $3.5 million in the 2008 Period. The increase is due primarily to higher expenses for wages and benefits, an increase in the accounts receivable allowance, and higher general expenses (including supplies, travel and consulting).

•

All Other:    Selling and administrative expenses for our All Other business activities decreased $0.6 million to $0.5 million for the 2008 Period compared to $1.1 million for the 2007 Period. The decrease is a result of reduced operating expenses in our variable interest entity.

Interest.    Interest expense was $8.4 million in the 2008 Period compared to $7.5 million in the 2007 Period and comprised 0.4% and 0.5% of consolidated net sales for the 2008 and 2007 Periods, respectively. Factors contributing to the increase in interest expense are as follows:

•	Interest expense on our primary debt instruments (as described below) was $7.7 million and $6.0 million for the 2008 and 2007 Periods, respectively.

•

Weighted Average Borrowings:    Interest expense increased $3.2 million from the 2007 Period due to an increase in our weighted average borrowings. Weighted average borrowings increased by $80.4 million due to amounts needed to fund the purchase of certain assets and assumption of certain liabilities of the Seattle Operation (see Note 2 of “Notes to Consolidated Condensed Financial Statements” in Item 1 “Financial Statements”), finance the trade accounts receivable arising from the Seattle Operation that were not part of the purchase price, fund the redemption of subordinated patronage dividend certificates, fund the payment of real estate lease settlements and finance the general cost increase in products purchased for resale.

•

Interest Rates:    Interest expense declined $1.5 million from the 2007 Period due to a decrease in our effective borrowing rate. Our effective borrowing rate for the combined primary debt, made up of the revolving line of credit and senior secured notes, was 6.3% and 7.4% for the 2008 and 2007 Periods, respectively. Two primary factors contributed to the decrease in interest rates. First, we signed an agreement on December 5, 2006 to amend and restate our revolving credit facility and realized a reduction in our interest rate margin over the base borrowing rate on the revolving line of credit (see “Outstanding Debt and Other Financing Arrangements” discussed in Part II, Item 7 of the Company’s Annual Report on Form 10-K for the year ended September 29, 2007 for additional information). In addition, we were able to lower the fees associated with the financing, which had the impact of lowering our overall borrowing costs. Second, consistent with the overall market interest rate change, the base borrowing rate on the revolving line of credit decreased over the 2007 Period.

Borrowings on our revolving credit agreement are subject to market rate fluctuations. A 25 basis point change in the market rate of interest over the period would have resulted in a $0.2 million increase or decrease in corresponding interest expense.

•

Interest expense on our other debt instruments was $0.7 million in the 2008 Period, a decrease of $0.8 million compared to $1.5 million in the 2007 Period. The decrease is primarily due to the principal payoff of the subordinated patronage dividend certificates (December 2007), Capital Investment Notes (September 2007) and real estate lease settlements paid in the 2008 Period (see Note 3 of “Notes to the Consolidated Condensed Financial Statements” in Item 1 “Financial Statements”). See Notes 6 and 9 to “Notes to Consolidated Financial Statements” in Part II, Item 8 “Financial Statements and Supplementary Data” of the Company’s Annual Report on Form 10-K for the year ended September 29, 2007 regarding the Company’s Capital Investment Notes and subordinated patronage dividend certificates, respectively.

Estimated patronage dividends.    Estimated patronage dividends for the 2008 Period were $10.2 million, compared to $10.1 million in the 2007 Period, an increase of 0.7%. Patronage dividends for the 2008 and 2007 Periods consisted of the patronage earnings from the Company’s three patronage earnings divisions: the Southern California Dairy Division, the Pacific Northwest Dairy Division and the Cooperative Division. For the 2008 and 2007 Periods, respectively, the Company had patronage earnings of $5.1 million and $5.4 million in the Southern California Dairy Division, $0.4 million and $0.3 million in the Pacific Northwest Dairy Division and $4.7 million and $4.4 million in the Cooperative Division. Our growth in patronage earnings was primarily due to growth in our existing Members’ business and a decrease in workers’ compensation expenses, partially offset by additional costs incurred to close our Hayward facility and consolidate its operations into our Stockton facility and the continued increase in diesel fuel expense.

Income taxes.    The Company’s effective income tax rate was 42.0% for the 2008 Period compared to 42.3% for the 2007 Period. As discussed in Note 9 of “Notes to Consolidated Condensed Financial Statements” in Item 1 “Financial Statements,” the Company adopted FASB Interpretation No. 48 (“FIN 48”), “Accounting for Uncertainty in Income Taxes,” commencing in the first quarter of the Company’s fiscal year 2008. The adoption of FIN 48 did not have a material impact on the Company’s financial condition and results of operations.

LIQUIDITY AND CAPITAL RESOURCES

The Company finances its capital needs through a combination of internal and external sources. These sources include cash from operations, Member investments, bank borrowings, various types of long-term debt and lease financing. The Company believes that the combination of cash flows from operations, current cash balances, and available lines of credit will be sufficient to service its debt, redeem Members’ capital shares, make income tax payments and to meet its anticipated needs for working capital and capital expenditures through at least the next five fiscal years.

CASH FLOW

On September 30, 2007, the Company completed the Acquisition of the Seattle Operation. The Company’s cash flow from operations during the twenty-six week 2008 Period includes the impact of the new Seattle Operation, most notably the increased accounts receivable activity. Cash from financing operations was used for operating and investing activities. The Company also reinvested proceeds from maturing investments.

As a result of these activities, net cash, consisting of cash and cash equivalents, decreased by $8.1 million to $11.6 million for the twenty-six week 2008 Period ended March 29, 2008 compared to $19.7 million as of the fiscal year ended September 29, 2007.

The following table summarizes the impact of operating, investing and financing activities on the Company’s cash flows for the twenty-six week 2008 and 2007 Periods:

(dollars in thousands)

Summary of Net (Decrease) Increase in Total Cash Flows	2008	2007	Difference
Cash (utilized) provided by operating activities	$(20,626)	$24,364	$(44,990)
Cash utilized by investing activities	(49,242)	(23,944)	(25,298)
Cash provided by financing activities	61,722	4,901	56,821

Total (decrease) increase in cash flows	$(8,146)	$5,321	$(13,467)

Net cash from operating, investing and financing activities decreased by $13.4 million to a decrease of $8.1 million for the 2008 Period compared to an increase of $5.3 million for the 2007 Period. The decrease in net cash for the 2008 Period consisted of cash used in operating activities of $20.6 million and investing activities of $49.2 million offset by amounts provided from financing activities of $61.7 million. The primary factors contributing to the changes in cash flow are discussed below. At March 29, 2008 and September 29, 2007, working capital was $164.3 million and $128.9 million, respectively, and the current ratio was 1.6 and 1.5, respectively.

Operating Activities:    Net cash used in operating activities increased by $45.0 million to $20.6 million used in the 2008 Period compared to $24.4 million provided in the 2007 Period. The increase in cash used by operating activities compared to the 2007 Period was attributable primarily to increased accounts receivable between the periods of $36.4 million, an increase in cash used for the purchase of inventories and payment of prepaid expenses of $10.4 million, an increase in cash used to fund pension plan assets of $1.0 million, and increases between the periods in cash used to pay accounts payable and accrued liabilities of $3.1 million. As contemplated in the structure of the original purchase transaction, operating cash flow funded receivables arising from customers gained as a result of the Acquisition. If this initial build-up in receivables had not occurred, cash provided from operations would have been relatively consistent with the comparable period in the prior year. The foregoing increases of $50.9 million in cash used were partially offset by cash provided as a result of increased growth between the periods in long-term liabilities ($2.9 million). In addition, net cash of $3.0 million was provided by other operating activities.

Investing Activities:    Net cash used in investing activities increased by $25.2 million to $49.2 million for the 2008 Period compared to $24.0 million utilized in the 2007 Period. The increase in cash used for investing activities during the 2008 Period as compared to the 2007 Period was due mainly to the Acquisition of the Seattle Operation of $40.0 million and changes in net investments of $1.5 million by the Company’s insurance subsidiaries, consisting of the purchase and sale of securities to replace maturing investments in their portfolios. This $41.5 million increase was offset by (1) decreases in capital expenditures of $6.0 million, as the 2007 Period included expenditures for a building renovation and purchases of warehouse and computer equipment, (2) decreases in notes receivable funding of $2.0 million, reflecting normal fluctuations in loan activity to Members for their inventory and equipment financing, and (3) decreases in other assets of $8.3 million. Spending on investing activities is expected to be funded by existing cash balances, cash generated from operations or additional borrowings.

Financing Activities:    Net cash provided by financing activities was approximately $61.7 million for the 2008 Period compared to $4.9 million for the 2007 Period. The net increase of $56.8 million in cash provided by financing activities for the 2008 Period as compared to the 2007 Period was due primarily to changes in the

Company’s long-term and short-term notes payable and deferred financing fees, an increase of $58.9 million resulting from higher borrowings primarily associated with the Seattle Operation ($39.8 million), the redemption of Class A and Class B Shares ($5.4 million), and the redemption of subordinated patronage dividend certificates ($3.1 million). In addition, the Company’s cash provided from Member investment and share activity decreased by $2.1 million. Future cash used by financing activities to meet capital spending requirements is expected to be funded by the Company’s continuing operating cash flow.

Credit Facilities

The Company has a $225 million revolving credit agreement, expiring on January 31, 2012. The revolving credit agreement contains an option to expand to $300 million in the future. See “Outstanding Debt and Other financing Arrangements” discussed in Part II, Item 7 of the Company’s Annual Report on Form 10-K for the year ended September 29, 2007 for additional information. The Company borrowed $144.6 million under the facility as of March 29, 2008, with access to a sufficient amount of capital available under this facility (based on the amounts indicated above) to fund the Company’s continuing operations and capital spending requirements.

Off-Balance Sheet Arrangements

As of the date of this report, with the exception of the transaction disclosed in Note 3 of “Notes to Consolidated Condensed Financial Statements” in Item 1 “Financial Statements,” the Company does not participate in transactions that generate relationships with unconsolidated entities or financial partnerships, such as entities often referred to as structured finance or special purpose entities, which would have been established for the purpose of facilitating off-balance sheet arrangements or other contractually narrow or limited purposes.

CONTRACTUAL OBLIGATIONS AND COMMERCIAL COMMITMENTS

Subsequent to the Acquisition, the Company will be able to further serve the Pacific Northwest region through the addition of leased facilities in Seattle, Washington that include both dry and refrigerated warehouse space. The Company also assumed certain operating leases for office space and various service buildings related to the Seattle Operation. One facility is leased under a two-year term that includes two additional one-year renewal options. The Company is expected to make payments totaling approximately $14.7 million over the remaining term of the lease, including the two one-year renewal options. A second facility has a five-year term with one additional five-year renewal option. The Company is expected to make payments totaling approximately $2.9 million over the remainder of the original five-year term.

In connection with the Acquisition, the Company also assumed operating leases for certain transportation and office equipment. These leases require monthly payments over terms with expiration dates ranging from fiscal 2008 through fiscal 2014. The total amount due under these lease agreements is approximately $2.4 million.

The Company’s contractual obligations related to the assumed operating leases of the Seattle Operation at March 29, 2008 are summarized as follows:

(dollars in thousands)

	Payments due by period
Contractual Obligations – Operating Leases – Seattle Operation	Total	Less than 1 year	1-3 years	4-5 years	More than 5 years
Operating lease obligations	$20,088	$5,013	$13,097	$1,799	$179

Total contractual cash obligations	$20,088	$5,013	$13,097	$1,799	$179

Other than the foregoing items, there have been no material changes in the Company’s contractual obligations and commercial commitments outside the ordinary course of the Company’s business during the twenty-six week period ending March 29, 2008. See “Contractual Obligations and Commercial Commitments” discussed in Part II, Item 7 of the Company’s Annual Report on Form 10-K for the year ended September 29, 2007 for additional information.

OUTSTANDING DEBT AND OTHER FINANCING ARRANGEMENTS

At March 29, 2008 and September 29, 2007, respectively, the Company had a total of $95.3 million and $95.6 million outstanding in senior secured notes to certain insurance companies and pension funds (referred to collectively as John Hancock Life Insurance Company, or “Hancock”) under a note purchase agreement dated September 29, 1999 (as amended, the “Senior Note Agreement”) as amended and restated effective January 6, 2006.

The Company’s borrowings under its revolving credit facility increased to $144.6 million at March 29, 2008 from $77.0 million at September 29, 2007. The $67.6 million increase was due primarily to the Acquisition of the Seattle Operation ($39.8 million), the redemption of Class A and Class B Shares ($5.3 million), and the redemption of subordinated patronage dividend certificates ($3.1 million), in addition to the build-up of accounts receivable associated with customers gained as a result of the Acquisition (approximately $20 million).

Other than the foregoing discussion, there have been no material changes in the Company’s outstanding debt and other financing arrangements outside the ordinary course of the Company’s business during the twenty-six week period ending March 29, 2008. See “Outstanding Debt and Other financing Arrangements” discussed in Part II, Item 7 of the Company’s Annual Report on Form 10-K for the year ended September 29, 2007 for additional information.

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

In April 2008, the Board approved changes to our membership requirements. The principal change was that in order for customers to be accepted as Members of Unified, minimum required annual purchase volume was generally established at $1 million. However, this requirement will not be applicable to those customers who were formerly members of Associated Grocers, Incorporated. Additionally, membership is generally required for those purchasing in excess of $3 million annually.

Members’ Required Deposits are contractually subordinated and subject to the prior payment in full of certain senior indebtedness of the Company. Unified’s obligation to repay Members’ Required Deposit accounts on termination of Member status (once the Member’s obligations to Unified have been satisfied) is reported as a long-term liability on Unified’s consolidated condensed balance sheets. Excess Deposits are not subordinated to Unified’s other obligations and are reported as short-term liabilities on Unified’s consolidated condensed balance sheets. At March 29, 2008 and September 29, 2007, Unified had $8.1 million and $7.0 million, respectively, in “Required deposits” and $19.8 million and $17.4 million, respectively, in “Members’ excess deposits and estimated patronage dividends” (of which $14.6 million and $15.0 million, respectively, represented Excess Deposits).

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

On February 12, 2008, the Board authorized the repurchase on February 15, 2008 of 1,750 shares of the Company’s Class A Shares that had been tendered and were pending redemption. The Company paid approximately $0.4 million to redeem the shares.

See “Redemption of Capital Stock” discussed in Part II, Item 7 of the Company’s Annual Report on Form 10-K for the year ended September 29, 2007 for additional information.

PENSION AND POSTRETIREMENT BENEFIT PLANS

The Company sponsors a cash balance plan (“Unified Cash Balance Plan”). The Company’s funding policy is to make contributions to the Unified Cash Balance Plan in amounts that are at least sufficient to meet the minimum funding requirements of applicable laws and regulations, but no more than amounts deductible for federal income tax purposes. The Company also sponsors an Executive Salary Protection Plan II (“ESPP”) that provides supplemental post-termination retirement income based on each participant’s final salary and years of service as an officer of the Company. Funds are held in a rabbi trust for the ESPP consisting primarily of life insurance policies tied to underlying investments in the equity market and reported at cash surrender value.

In connection with its Acquisition of the Seattle Operation, the Company acquired the Cash Balance Retirement Plan for Employees of Associated Grocers, Incorporated (“AG Cash Balance Plan”), which is a noncontributory defined benefit pension plan covering eligible employees of Associated Grocers, Incorporated who were not subject to a collective bargaining agreement (see Note 7 to “Notes to Consolidated Condensed Financial Statements” in Part I, Item 1 “Financial Statements” for additional information).

The Company’s net periodic benefit cost for its combined pension and other postretirement benefits was approximately $4.1 million for the twenty-six week period ended March 29, 2008 compared to $4.2 million for the twenty-six week period ended March 31, 2007.

The Company expects to make estimated contributions to the Unified Cash Balance Plan totaling $10.7 million in fiscal 2008, which is comprised of $4.7 million for the 2008 plan year and $6.0 million for the 2007 plan year. In addition, the Company expects to make estimated contributions to the AG Cash Balance Plan totaling $2.5 million in fiscal 2008, which is comprised of $1.2 million for the 2008 plan year and $1.3 million for the 2007 plan year. At its discretion, the Company may contribute in excess of these amounts. Additional contributions for the 2007 plan year, if any, will be due by September 15, 2008, while contributions for the 2008 plan year will be due by September 15, 2009. The Company contributed $1.1 million to the Unified Cash Balance Plan and $0.9 million to the AG Cash Balance Plan during the twenty-six weeks ended March 29, 2008 for the 2007 plan year.

Additionally, at the beginning of fiscal 2008, the Company expected to contribute $1.3 million to the ESPP to fund projected benefit payments to participants for the 2008 plan year. The Company contributed $0.6 million to the ESPP during the twenty-six weeks ended March 29, 2008 to fund projected benefit payments to participants for the 2008 plan year.

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

We will continue to be subject to the risk of loss of Member and non-member customer volume.    The Company’s operating results are highly dependent upon either maintaining or growing its distribution volume to its customers. The Company’s ten largest Member and non-member customers constituted approximately 40.7% of total sales for the twenty-six week period ended March 29, 2008. No single Member or non-member customer accounted for ten percent or more of total sales for the twenty-six week period ended March 29, 2008. A significant loss in membership or volume could adversely affect the Company’s operating results. We will continue to be subject to the risks associated with consolidation within the grocery industry. When independent retailers are acquired by large chains with self-distribution capacity, are driven from business by larger grocery chains, or become large enough to develop their own self-distribution system, we will lose distribution volume. Members may also select other wholesale providers. Reduced volume is normally injurious to profitable operations since fixed costs must be spread over a lower sales volume if the volume cannot be replaced.

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

As of March 29, 2008, the Company believes it has sufficient cash flow from operations and availability under the revolving credit agreement to meet operating needs, capital spending requirements and required debt repayments through fiscal 2012. However, if access to operating cash or to the revolving credit agreement becomes restricted, the Company may be compelled to seek alternate sources of cash. The Company cannot assure that alternate sources will provide cash on terms favorable to the Company. Consequently, the inability to access alternate sources of cash on terms similar to its existing agreement could adversely affect the Company’s operations.

The value of our benefit plan assets and liabilities is based on estimates and assumptions, which may prove inaccurate.    The Company’s employees participate in Company sponsored defined-benefit pension and postretirement benefit plans. Officers of the Company also participate in a Company sponsored Executive Salary Protection Plan II (“ESPP”), which provides additional post-termination retirement income based on each participant’s final salary and years of service as an officer of the Company. The postretirement benefit plans provide medical benefits for retired non-union employees, life insurance benefits for retired non-union employees for which active non-union employees are no longer eligible, and lump-sum payouts for unused sick days covering certain eligible union and non-union employees. Liabilities for the ESPP and postretirement plans are not funded. The Company accounts for these benefit plans in accordance with SFAS No. 87, “Employers’ Accounting for Pensions,” SFAS No. 106 “Employers’ Accounting for Postretirement Benefits Other Than Pensions” and SFAS No. 112 “Employers’ Accounting for Postemployment Benefits,” which require the Company to make actuarial assumptions that are used to calculate the carrying value of the related assets, where applicable, and liabilities and the amount of expenses to be recorded in the Company’s consolidated financial statements. Assumptions include the expected return on plan assets, discount rates, health care cost trend rate, projected life expectancies of plan participants and anticipated salary increases. While we believe the underlying assumptions are appropriate, the carrying value of the related assets and liabilities and the amount of expenses recorded in the consolidated financial statements could differ if other assumptions are used.

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

Strike or work stoppage by our union employees could disrupt our business. The inability to negotiate acceptable contracts with the unions could result in a strike or work stoppage and increased operating costs resulting from higher wages or benefits paid to union members or replacement workers.    Such outcome could have a material negative impact on the Company’s operations and financial results. Approximately 59% of Unified’s employees are covered by collective bargaining agreements that have various expiration dates ranging through 2011.

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

AVAILABILITY OF SEC FILINGS

Unified makes available, free of charge, through its website (http://www.unifiedgrocers.com) its Forms 10-K, 10-Q and 8-K, as well as its registration and proxy statements, as soon as reasonably practicable after those reports are electronically filed with the Securities and Exchange Commission (the “SEC”). A copy of any of the reports filed with the SEC can be obtained from the SEC’s Public Reference Room at 100 F Street, N.E., Washington, D.C. 20549. A copy may also be obtained by calling the SEC at 1-800-SEC-0330. All reports filed electronically with the SEC are available on the SEC’s web site at http://www.sec.gov.

ITEM 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

The following discussion of the market risks the Company faces contains forward-looking statements. Forward-looking statements are subject to risks and uncertainties. Actual results could differ materially from those discussed in the forward-looking statements.

Unified is subject to interest rate changes on its notes payable under the Company’s credit agreements that may affect the fair value of the notes payable, as well as cash flow and earnings. Based on the notes payable outstanding at March 29, 2008 and the current market condition, a one percent change in the applicable interest rates would impact the Company’s annual cash flow and pretax earnings by approximately $1.5 million.

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

ITEM 4T.	CONTROLS AND PROCEDURES

Disclosure controls and procedures.    Disclosure controls are controls and procedures designed to reasonably assure that information required to be disclosed in our reports filed under the Exchange Act, such as this Quarterly Report, is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms. Disclosure controls are also designed to reasonably assure that such information is accumulated and communicated to our management, including the Chief Executive Officer (“CEO”) and Chief Financial Officer (“CFO”) of the Company, as appropriate, to allow timely decisions regarding required disclosure. Disclosure controls and procedures, no matter how well designed and implemented, can provide only reasonable assurance of achieving an entity’s disclosure objectives. The likelihood of achieving such objectives is affected by limitations inherent in disclosure controls and procedures. These include the fact that human judgment in decision-making can be faulty and that breakdowns in internal control can occur because of human failures such as simple errors, mistakes or intentional circumvention of the established processes.

At the end of the period covered by this report, Unified’s management, with the participation of our CEO and CFO, carried out an evaluation of the effectiveness of our disclosure controls and procedures (as defined in Rule 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934). Our CEO and CFO concluded that these disclosure controls and procedures were effective at the reasonable assurance level described above as of the end of the period covered in this report.

Changes in internal controls over financial reporting.    Management, with the participation of the CEO and CFO of the Company, has evaluated any changes in the Company’s internal control over financial reporting that occurred during the most recent fiscal quarter. Based on that evaluation, management, the CEO and the CFO of the Company have concluded that no change in our internal control over financial reporting (as defined in Rule 13a-15(f) under the Securities Exchange Act of 1934) occurred during the quarter ended March 29, 2008 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

COMPANY PURCHASES OF EQUITY SECURITIES

Period	Total Number of Shares Purchased	Average Price Paid Per Share
December 30, 2007 – January 26, 2008	— Shares	—
January 27, 2008 – February 23, 2008	1,750 Class A Shares	$245.79
February 24, 2008 – March 29, 2008	— Shares	—

Total	1,750 Class A Shares	$245.79

Refer to “Redemption of Capital Stock” in Part I, Item 2 of this Quarterly Report on Form 10-Q for discussion of the Company’s share redemptions.

ITEM 3.	DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4.	SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

(a) Date of Meeting: February 12, 2008 (Annual Meeting)

(b) The matters voted upon at the meeting and the results of each vote are as follows:

1.	Election of Directors

Class A Directors	Votes For	Withheld Authority
Louis A. Amen	117,600	7,000
John Berberian	118,650	5,950
Oscar Gonzalez	118,300	6,300
Richard E. Goodspeed	118,650	5,950
Terry H. Halverson	119,000	5,600
Paul Kapioski	118,300	6,300
Mark Kidd	118,650	5,950
John D. Lang	118,650	5,950
Jay T. McCormack	119,000	5,600
John Najjar	118,650	5,950
Peter J. O’Neal	118,650	5,950
Michael A. Provenzano, Jr.	118,650	5,950
Thomas S. Sayles	118,650	5,950
Michael S. Trask	118,650	5,950
Kenneth Ray Tucker	118,300	6,300
Richard L. Wright	117,600	7,000

Class B Directors	Votes For	Withheld Authority
Darioush Khaledi	353,843	18,402
Douglas A. Nidiffer	353,843	18,402
Robert E. Stiles	353,843	18,402

2.	To approve an amendment to the articles of incorporation of the Company to change the name of the Company to Unified Grocers, Inc.

Votes For	Votes Against	Withheld Authority
121,100	700	2,800

ITEM 5.	OTHER INFORMATION

None.

ITEM 6.	EXHIBITS

(a)		Exhibits

3.1		Amended and Restated Articles of Incorporation of the Registrant, as amended.

3.2		Bylaws of the Registrant, as amended (incorporated by reference to Exhibit 3.2 to the Registrant’s Annual Report on Form 10-K for the fiscal year ended September 29, 2007, filed on December 13, 2007).

10.1.5	*	Amendment No. 6 to the Unified Western Grocers, Inc. Cash Balance Plan, amended as of February 18, 2008.

31.1		Chief Executive Officer Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2		Chief Financial Officer Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1		Chief Executive Officer Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2		Chief Financial Officer Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*	Management contract or compensatory plan or arrangement.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

UNIFIED GROCERS, INC.

By	/s/ ALFRED A. PLAMANN
Alfred A. Plamann President and Chief Executive Officer (Principal Executive Officer)

By	/s/ RICHARD J. MARTIN
Richard J. Martin Executive Vice President, Finance & Administration and Chief Financial Officer (Principal Financial and Accounting Officer)

By	/s/ RANDALL G. SCOVILLE
Randall G. Scoville Vice President, Accounting and Chief Accounting Officer

Dated: May 13, 2008