Form 10-Q
period 2008-06-28
UNIFIED GROCERS, INC.
filed 2008-08-12
CIK 320431

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED JUNE 28, 2008

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

The number of shares outstanding of each of the registrant’s classes of common stock, as of July 26, 2008, were as follows:

Class A: 159,600 shares; Class B: 458,059 shares; Class C: 15 shares; Class E: 205,330 shares

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS (UNAUDITED)

Unified Grocers, Inc. and Subsidiaries

Consolidated Condensed Balance Sheets – Unaudited

(dollars in thousands)

	June 28, 2008	September 29, 2007
Assets

Current assets:
Cash and cash equivalents	$13,308	$19,719
Accounts and notes receivable, net of allowances of $2,008 and $1,728 at June 28, 2008 and September 29, 2007, respectively	198,914	148,243
Inventories	254,367	204,994
Prepaid expenses	7,855	6,565
Deferred income taxes	10,046	10,531

Total current assets	484,490	390,052
Properties, net	207,292	196,276
Investments	80,741	78,178
Notes receivable, net of allowances of $112 and $389 at June 28, 2008 and September 29, 2007, respectively	12,999	10,239
Goodwill	37,105	27,982
Other assets, net	58,378	48,461

Total Assets	$881,005	$751,188

Liabilities and Shareholders’ Equity

Current liabilities:
Accounts payable	$202,686	$171,429
Accrued liabilities	78,755	63,127
Current portion of notes payable	1,367	6,038
Subordinated patronage dividend certificates	—	3,141
Members’ excess deposits and estimated patronage dividends	22,707	17,456

Total current liabilities	305,515	261,191
Notes payable, less current portion	249,003	170,010
Long-term liabilities, other	123,050	124,775
Required deposits	9,293	6,948
Commitments and contingencies

Shareholders’ equity:
Class A Shares: 500,000 shares authorized, 159,600 and 168,300 shares outstanding at June 28, 2008 and September 29, 2007, respectively	27,538	28,886
Class B Shares: 2,000,000 shares authorized, 458,059 and 480,172 shares outstanding at June 28, 2008 and September 29, 2007, respectively	76,583	80,116
Class E Shares: 2,000,000 shares authorized, 205,330 shares outstanding at June 28, 2008 and September 29, 2007	20,533	20,533
Retained earnings after elimination of accumulated deficit of $26,976 effective September 28, 2002	61,063	50,385
Receivable from sale of Class A Shares to members	(733)	(876)
Accumulated other comprehensive earnings	9,160	9,220

Total shareholders’ equity	194,144	188,264

Total Liabilities and Shareholders’ Equity	$881,005	$751,188

The accompanying notes are an integral part of these statements.

Unified Grocers, Inc. and Subsidiaries

Consolidated Condensed Statements of Earnings

and Comprehensive Earnings – Unaudited

(dollars in thousands)

	Thirteen Weeks Ended		Thirty-Nine Weeks Ended
	June 28, 2008	June 30, 2007	June 28, 2008	June 30, 2007

Net sales	$1,017,055	$790,596	$3,061,507	$2,325,595
Cost of sales	914,870	713,884	2,765,579	2,097,370
Distribution, selling and administrative expenses	83,026	62,611	245,373	184,368

Operating income	19,159	14,101	50,555	43,857
Interest expense	(3,696)	(3,720)	(12,132)	(11,208)

Earnings before estimated patronage dividends and income taxes	15,463	10,381	38,423	32,649
Estimated patronage dividends	(6,976)	(4,034)	(17,135)	(14,121)

Earnings before income taxes	8,487	6,347	21,288	18,528
Income taxes	(3,697)	(2,032)	(9,069)	(7,181)

Net earnings	4,790	4,315	12,219	11,347
Other comprehensive earnings, net of income taxes:
Unrealized holding loss on investments	(1,214)	(769)	(60)	(672)

Comprehensive earnings	$3,576	$3,546	$12,159	$10,675

The accompanying notes are an integral part of these statements.

Unified Grocers, Inc. and Subsidiaries

Consolidated Condensed Statements of Cash Flows – Unaudited

(dollars in thousands)

	Thirty-Nine Weeks Ended
	June 28, 2008	June 30, 2007
Cash flows from operating activities:
Net earnings	$12,219	$11,347
Adjustments to reconcile net earnings to net cash (utilized) provided by operating activities:
Depreciation and amortization	16,801	14,570
Provision for doubtful accounts	189	(219)
Gain on sale of properties	(10)	(228)
Purchases of trading securities	—	(5,371)
Proceeds from maturities or sales of trading securities	—	3,063
(Increase) decrease in assets:
Accounts receivable	(49,404)	(2,712)
Inventories	(1,981)	21,134
Prepaid expenses	570	(1,382)
Pension plan assets	(5,033)	(2,178)
Increase (decrease) in liabilities:
Accounts payable	(3,169)	(362)
Accrued liabilities	2,928	(6,620)
Long-term liabilities, other	3,309	1,661

Net cash (utilized) provided by operating activities	(23,581)	32,703

Cash flows from investing activities:
Purchases of properties	(19,192)	(27,900)
Purchases of securities and other investments	(19,759)	(7,014)
Proceeds from maturities or sales of securities and other investments	22,121	8,868
Increase in notes receivable	(295)	(254)
Proceeds from sales of properties	19	228
Decrease (increase) in other assets	2,198	(10,438)
Acquisition of net assets from Associated Grocers, Incorporated	(39,973)	—

Net cash utilized by investing activities	(54,881)	(36,510)

Cash flows from financing activities:
Additions to long-term notes payable	79,718	22,636
Reduction of short-term notes payable	(5,843)	(7,945)
Payment of deferred financing fees	—	(564)
Increase in members’ excess deposits and estimated patronage dividends	5,251	8,145
Redemption of patronage dividend certificates	(3,141)	—
Class E Share cash dividend	—	(928)
Increase (decrease) in members’ required deposits	2,317	(1,682)
Decrease in receivable from sale of Class A Shares to members	143	228
Repurchase of shares from members	(7,082)	(6,572)
Issuance of shares to members	688	534

Net cash provided by financing activities	72,051	13,852

Net (decrease) increase in cash and cash equivalents	(6,411)	10,045
Cash and cash equivalents at beginning of period	19,719	11,150

Cash and cash equivalents at end of period	$13,308	$21,195

The accompanying notes are an integral part of these statements.

Unified Grocers, Inc. and Subsidiaries

Consolidated Condensed Statements of Cash Flows – Unaudited – Continued

(dollars in thousands)

	Thirty-Nine Weeks Ended
	June 28, 2008	June 30, 2007
Supplemental disclosure of cash flow information:
Cash paid during the period for:
Interest	$12,212	$10,862
Income taxes	$5,644	$7,808

Supplemental disclosure of non-cash investing and financing items:
Conversion of Class B Shares to Class A Shares	$55	$51
New capital leases entered into in fiscal 2008	$517	$—

Acquisition of net assets from Associated Grocers, Incorporated
Working capital	$11,929	$—
Properties	5,024	—
Goodwill	9,123	—
Other assets	17,265	—
Long-term liabilities, other	(3,368)	—

Acquisition of net assets from Associated Grocers, Incorporated	$39,973	$—

The accompanying notes are an integral part of these statements.

Unified Grocers, Inc. and Subsidiaries

NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS (UNAUDITED)

1.    BASIS OF PRESENTATION

The consolidated condensed financial statements include the accounts of Unified Grocers, Inc. and all its subsidiaries (the “Company” or “Unified”). Inter-company transactions and accounts with subsidiaries have been eliminated. The interim financial statements included herein have been prepared by the Company without audit, pursuant to the rules and regulations promulgated by the Securities and Exchange Commission (the “SEC”). Certain information and note disclosures normally included in the financial statements prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”) have been omitted pursuant to SEC rules and regulations; nevertheless, management believes that the disclosures are adequate to make the information presented not misleading. These consolidated condensed financial statements should be read in conjunction with the audited financial statements and notes thereto included in the Company’s latest Annual Report on Form 10-K for the year ended September 29, 2007 filed with the SEC. The results of operations for the interim periods are not necessarily indicative of the results for the full year.

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

The Company’s banking arrangements allow the Company to fund outstanding checks when presented for payment to the financial institutions utilized by the Company for disbursements. This cash management practice frequently results in total issued checks exceeding the available cash balance at a single financial institution. The Company’s policy is to record its cash disbursement accounts with a cash book overdraft in accounts payable. At June 28, 2008 and September 29, 2007, the Company had book overdrafts of $50.5 million and $41.5 million, respectively, classified in accounts payable.

Reclassifications – Based on the Company’s review of expected payments for workers’ compensation claims occurring beyond twelve months from the balance sheet date, the Company reclassified $41.4 million of insurance claims loss reserves from accrued liabilities to long-term liabilities, other on its consolidated condensed balance sheet as of September 29, 2007 and $1.6 million on its consolidated condensed statements of cash flows for the thirty-nine weeks ending June 30, 2007, to conform to the current period’s presentation.

2.    ACQUISITION AND PURCHASE ACCOUNTING

On September 30, 2007, the Company completed the purchase of certain assets, including inventory, prepaid expenses, notes receivable, certain fixed assets, and other long-term intangible assets (including trademarks, customer relationships and assembled workforce), and assumed certain liabilities and obligations, including accounts payable, non-union employee pension plan and warehouse leases related to the operation of Associated Grocers, Incorporated and its subsidiaries (the “Seattle Operations”) of Seattle, Washington (the “Acquisition”). The Seattle Operations provide food, nonfood, general merchandise and retail services to stores from its office and leased distribution facilities in Seattle and Renton, Washington. The total purchase price was $39.8 million, which was financed through the Company’s revolving credit line. Additionally, the Company did not purchase trade accounts receivable in the transaction, but financed the initial accounts receivable generated by the Seattle Operations subsequent to the acquisition date from additional borrowings. This initial build-up of trade accounts receivable is reflected as a use of operating cash in the Company’s consolidated condensed statements of cash flows for the thirty-nine weeks ending June 28, 2008. This transaction is expected to increase Unified’s sales to approximately $4 billion annually, thus providing the independent retailers served by Unified an increased profile with the vendor community, improved retail market share in the Pacific Northwest and the benefit of distributing fixed costs and the cost of capital and overhead over a larger sales base.

Unified Grocers, Inc. and Subsidiaries

Notes to Consolidated Condensed Financial Statements (Unaudited)—(Continued)

The Company has accounted for the Acquisition under the purchase method in accordance with Statement of Financial Accounting Standards No. 141 (“SFAS No. 141”), “Business Combinations.” The following illustrates the preliminary allocation of the purchase price and assumption of certain liabilities based on valuations and internal analyses:

	Allocated Fair Value (amounts in 000’s)
Assets Acquired (Liabilities Assumed)	December 29, 2007	Adjustments	June 28, 2008
Current assets (primarily inventory and prepaid expenses)	$49,211	$ —	$49,211
Property, plant and equipment	4,871	153	5,024
Investments (a non-marketable equity security)	4,924	94	5,018
Notes receivable	2,235	—	2,235
Intangible assets
Goodwill (including assembled workforce)	9,398	(275)	9,123
Customer relationships (finite lived)	7,200	—	7,200
Trademarks (indefinite lived)	2,700	—	2,700
Deferred tax assets	1,319	28	1,347
Other long-term assets	1,000	—	1,000
Current liabilities (primarily accounts payable and accrued liabilities)	(39,517)	—	(39,517)
Long-term liability – defined benefit pension plan	(3,368)	—	(3,368)

Total – net assets acquired	$39,973	$ 0	$39,973

The total allocated fair value of approximately $40.0 million was based on the $39.8 million purchase price, less $3.9 million in cash on hand retained by Associated Grocers, Incorporated, plus third party transaction costs of $4.1 million paid by the Company. In valuing acquired assets and liabilities assumed, fair values were based on, but not limited to, expected discounted cash flows for the customer relationships, replacement cost for fixed assets, relief from royalty for trademarks, and comparable market rates for contractual obligations.

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

The preliminary values of certain exit related costs are subject to adjustment for up to one year after the close of the transaction as additional information is obtained, and those adjustments could be material. Upon the completion date of the Acquisition, the Company began to assess and formulate a plan to restructure certain activities related to facilities acquired as a part of the Seattle Operations. The Company is currently in the process of determining any related liability pursuant to Emerging Issues Task Force (“EITF”) No. 95-3, “Recognition of Liabilities in Connection with a Purchase Business Combination.” The Company expects to finalize its plan within one year of the date of the Acquisition and will record any additional liability as a result of its plan as an increase to goodwill.

The results of the Seattle Operations are included in the results of operations for the full three and nine months ended June 28, 2008.

Unified Grocers, Inc. and Subsidiaries

Notes to Consolidated Condensed Financial Statements (Unaudited)—(Continued)

3.    VARIABLE INTEREST ENTITY

In fiscal 2004, the Company signed a purchase and sale agreement with an unrelated business property developer to transfer and assign the leasehold and sub-leasehold interests and certain assets relating to eleven closed store locations.

At June 28, 2008, the Company remains contingently liable for the lease payments on three of these store locations until such time as the leases expire or the Company is released from all liabilities and obligations under the respective leases. The net present value of the Company’s currently estimated obligation for the remaining leasehold and sub-leasehold interests for the three stores totals approximately $0.3 million at June 28, 2008, with the last lease expiring in 2014. During the Company’s second fiscal quarter of 2008, Unified and the unrelated business property developer finalized an agreement whereby the Company’s obligation with respect to two of the properties was settled by Unified’s cash payments totaling $3.8 million, which approximated combined lease reserves previously recorded by the variable interest entity and the Company. As a result of this agreement, the Company’s maximum loss exposure related to the remaining leases has been reduced to $2.3 million.

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

At June 28, 2008 and September 29, 2007, the Company consolidated the variable interest entity’s accounts, including total assets of $0.5 and $0.9 million, respectively, comprised primarily of $0.1 million and $0.3 million in properties, respectively, and $0.4 million and $0.6 million in other assets, respectively. The Company also consolidated the variable interest entity’s lease reserves of approximately $0.3 million and $2.4 million, respectively.

4.    SEGMENT INFORMATION

Unified is a retailer-owned, grocery wholesale cooperative serving supermarket, specialty and convenience store operators located primarily in the western United States and in the South Pacific. The Company’s customers range in size from single store operators to multiple store chains. The Company sells a wide variety of products typically found in supermarkets. The Company’s customers include its owners (“Members”) and non-owners (“non-members”). The Company sells products through Unified or through its specialty food subsidiary (Market Centre) and international sales subsidiary (Unified International, Inc.). The Company reports all product sales in its Wholesale Distribution segment. The Company also provides support services to its customers through the Wholesale Distribution segment, including retail technology, and through separate subsidiaries, including financing and insurance. Insurance activities are reported in Unified’s Insurance segment while finance activities are grouped within Unified’s All Other business activities. The availability of specific products and services may vary by geographic region.

Management identifies segments based on the information monitored by the Company’s chief operating decision-makers to manage the business and, accordingly, has identified the following two reportable segments:

•

The Wholesale Distribution segment includes the results of operations from the sale of groceries and general merchandise products to both Members and non-members, including a broad range of branded and corporate brand products in nearly all the categories found in a typical supermarket, including dry grocery, frozen food, deli, meat, dairy, eggs, produce, bakery, ethnic, gourmet, specialty foods and general merchandise products. The Wholesale Distribution segment includes operating results relative to the Seattle Operations subsequent to September 30, 2007 (see Note 2 of “Notes to Consolidated Condensed Financial Statements”). The Seattle Operations primarily serve retailers throughout Washington, Oregon, Alaska and the South Pacific. As of and for the thirty-nine weeks ended June 28, 2008, the Wholesale Distribution segment represents approximately 99% of the Company’s total sales and 88% of total assets.

Unified Grocers, Inc. and Subsidiaries

Notes to Consolidated Condensed Financial Statements (Unaudited)—(Continued)

•

The Insurance segment includes the results of operations for the Company’s three insurance subsidiaries (Unified Grocers Insurance Services formerly Grocers and Merchants Insurance Service, Inc., Springfield Insurance Company and Springfield Insurance Company, Ltd.). These subsidiaries provide insurance and insurance-related products, including workers’ compensation and liability insurance policies, to both the Company and its Members primarily located in California. As of and for the thirty-nine weeks ended June 28, 2008, the Company’s Insurance segment collectively accounts for approximately 1% of the Company’s total sales and 10% of total assets.

The “All Other” category includes the results of operations for the Company’s other support businesses, including its finance subsidiary, whose services are provided to a common customer base, none of which individually meets the quantitative thresholds of a reportable segment. As of and for the thirty-nine weeks ended June 28, 2008, the “All Other” category collectively accounts for less than 1% of the Company’s total sales and 2% of total assets.

Information about the Company’s operating segments is summarized below.

(dollars in thousands)

	Thirteen Weeks Ended		Thirty-Nine Weeks Ended
	June 28, 2008	June 30, 2007	June 28, 2008	June 30, 2007
Net sales
Wholesale distribution	$1,013,515	$786,436	$3,051,036	$2,314,084
Insurance	7,758	7,229	21,795	19,714
All other	355	997	1,288	2,156
Inter-segment eliminations	(4,573)	(4,066)	(12,612)	(10,359)

Total net sales	$1,017,055	$790,596	$3,061,507	$2,325,595

Operating income
Wholesale distribution	$17,317	$12,512	$47,550	$40,253
Insurance	1,744	1,186	2,951	3,775
All other	98	403	54	(171)

Total operating income	19,159	14,101	50,555	43,857

Interest expense	(3,696)	(3,720)	(12,132)	(11,208)
Estimated patronage dividends	(6,976)	(4,034)	(17,135)	(14,121)
Income taxes	(3,697)	(2,032)	(9,069)	(7,181)

Net earnings	$4,790	$4,315	$12,219	$11,347

Depreciation and amortization
Wholesale distribution	$5,674	$4,795	$16,657	$14,421
Insurance	44	32	139	121
All other	2	12	5	28

Total depreciation and amortization	$5,720	$4,839	$16,801	$14,570

Capital expenditures
Wholesale distribution	$7,005	$9,730	$19,192	$27,274
Insurance	—	—	—	—
All other	—	—	—	626

Total capital expenditures	$7,005	$9,730	$19,192	$27,900

Identifiable assets
Wholesale distribution	$776,954	$632,051	$776,954	$632,051
Insurance	86,012	85,389	86,012	85,389
All other	18,039	17,506	18,039	17,506

Total identifiable assets	$881,005	$734,946	$881,005	$734,946

Unified Grocers, Inc. and Subsidiaries

Notes to Consolidated Condensed Financial Statements (Unaudited)—(Continued)

5.    SHAREHOLDERS’ EQUITY

During the thirty-nine week period ended June 28, 2008, the Company issued 2,800 Class A Shares with an issue value of $0.7 million and redeemed 11,850 Class A Shares with a redemption value of $2.9 million. The Company also redeemed 21,648 Class B Shares with a redemption value of $4.2 million. In addition, 350 Class A Shares were converted from Class B Shares at a value of $0.1 million.

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

In association with the Acquisition, the Company assumed the Cash Balance Retirement Plan for Employees of Associated Grocers, Incorporated (“AG Cash Balance Plan”), which is a noncontributory defined benefit pension plan covering eligible employees of Associated Grocers, Incorporated who were not subject to a collective bargaining agreement. Benefits under the AG Cash Balance Plan are provided through a trust and also through annuity contracts. As of September 30, 2007, the projected benefit obligation of the AG Cash Balance Plan was $35.3 million, the fair value of plan assets was $31.9 million, and the resulting net unfunded obligation of $3.4 million was recorded in conjunction with the purchase price allocation and included in Long-term liabilities, other on the Company’s consolidated condensed balance sheet for the first fiscal quarter ended December 29, 2007 (see Note 2 of “Notes to Consolidated Condensed Financial Statements”).

The Company also sponsors an Executive Salary Protection Plan (“ESPP”) that provides supplemental post-termination retirement income based on each participant’s final salary and years of service as an officer of the Company. Funds are held in a rabbi trust for the ESPP consisting primarily of life insurance policies reported at cash surrender value and mutual fund investments consisting of various publicly-traded mutual funds reported at estimated fair value based on quoted market prices. The cash surrender value of such life insurance policies aggregated $16.4 million and $18.8 million at June 28, 2008 and September 29, 2007, respectively, and are included in other assets in the Company’s consolidated condensed balance sheets. Mutual funds reported at their estimated fair value of $1.5 million at June 28, 2008 were purchased during the third quarter ended June 28, 2008 and are included in other assets in the Company’s consolidated condensed balance sheets. The related accrued benefit cost (representing the Company’s benefit obligation to participants) of $20.0 million and $18.4 million at June 28, 2008 and September 29, 2007, respectively, is recorded in long-term liabilities, other on the Company’s consolidated condensed balance sheets. Trust assets are excluded from ESPP plan assets as they do not qualify as plan assets under Statement of Financial Accounting Standards (“SFAS”) No. 87, “Employers’ Accounting for Pensions” (“SFAS 87”). The assets held in the rabbi trust are not available for general corporate purposes. The rabbi trust is subject to creditor claims in the event of insolvency.

The Company sponsors other postretirement benefit plans that cover both non-union and union employees. Those plans are not funded.

The Company’s funding policy is to make contributions to the Unified Cash Balance Plan and the AG Cash Balance Plan in amounts that are at least sufficient to meet the minimum funding requirements of applicable laws and regulations, but no more than amounts deductible for federal income tax purposes. The Company expects to make estimated contributions to the Unified Cash Balance Plan totaling $10.7 million during fiscal 2008, which is comprised of $4.7 million for the 2008 plan year and $6.0 million for the 2007 plan year. In addition, the Company expects to make estimated contributions to the AG Cash Balance Plan totaling $2.5 million in fiscal 2008, which is

Unified Grocers, Inc. and Subsidiaries

Notes to Consolidated Condensed Financial Statements (Unaudited)—(Continued)

comprised of $1.2 million for the 2008 plan year and $1.3 million for the 2007 plan year. At its discretion, the Company may contribute in excess of these amounts. Additional contributions for the 2007 plan year, if any, will be due by September 15, 2008, while contributions for the 2008 plan year will be due by September 15, 2009. To date, the Company contributed $2.4 million and $1.1 million to the Unified Cash Balance Plan and $0.6 million and $0.9 million to the AG Cash Balance Plan during the thirty-nine weeks ended June 28, 2008 for the 2008 and 2007 plan years, respectively.

Additionally, at the beginning of fiscal 2008, the Company expected to contribute $1.3 million to the ESPP to fund projected benefit payments to participants for the 2008 plan year. The Company contributed $0.6 million to the ESPP during the thirty-nine weeks ended June 28, 2008 to fund projected benefit payments to participants for the 2008 plan year. Amounts contributed to fund benefit payments to participants for the 2008 plan year were less than anticipated because certain retirement assumptions upon which the original estimates were based did not occur.

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

During the course of its business, the Company enters into individually negotiated supply agreements with Member and non-member customers of the Company. These agreements require the Member or non-member to purchase certain agreed amounts of its merchandise requirements from the Company and obligate the Company to supply such merchandise under agreed terms and conditions relating to such matters as pricing and delivery. During the first quarter of fiscal 2008, in connection with the Acquisition, the Company executed supply agreements with non-member customers affiliated with Company directors Terry H. Halverson, Paul Kapioski and Michael S. Trask. Each of these agreements expires on September 30, 2012.

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

Unified Grocers, Inc. and Subsidiaries

Notes to Consolidated Condensed Financial Statements (Unaudited)—(Continued)

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

Unified Grocers, Inc. and Subsidiaries

Notes to Consolidated Condensed Financial Statements (Unaudited)—(Continued)

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

In September 2006, the FASB issued Statement of Financial Accounting Standards No. 157, “Fair Value Measurements” (“SFAS No. 157”). SFAS No. 157 provides guidance for using fair value to measure assets and liabilities. Under SFAS No. 157, fair value refers to the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants in the market in which the reporting entity transacts. SFAS No. 157 establishes a fair value hierarchy that prioritizes the information used to develop the assumptions that market participants would use when pricing the asset or liability. The fair value hierarchy gives the highest priority to quoted prices in active markets and the lowest priority to unobservable data. In addition, SFAS No. 157 requires that fair value measurements be separately disclosed by level within the fair value hierarchy. SFAS No. 157 does not require new fair value measurements. In November 2007, the FASB reaffirmed that (1) companies will be required to implement SFAS No. 157 for financial assets and liabilities, as well as for any other assets and liabilities that are carried at fair value on a recurring basis in the financial statements; and (2) SFAS No. 157 remains effective for financial statements issued for fiscal years beginning after November 15, 2007 and interim periods within those fiscal years. In February 2008, the FASB issued FSP Nos. FAS 157-1 and FAS 157-2 (“FSP 157-1” and “FSP 157-2”), which partially deferred the effective date of SFAS No. 157 for one year for certain non-financial assets and liabilities and removed certain leasing transactions from its scope. Accordingly, SFAS No. 157, as modified above, will be adopted commencing in the first quarter for the Company’s fiscal year-end 2009. The portion of SFAS No. 157 impacted by FSP 157-2 will be adopted commencing in the first quarter for the Company’s fiscal year-end 2010. The Company is currently assessing the impact this standard may have on its consolidated financial statements.

In July 2006, the FASB issued Interpretation No. 48 (“FIN 48”), “Accounting for Uncertainty in Income Taxes,” which clarifies the accounting for uncertainty in income taxes recognized in the financial statements in accordance with FASB Statement No. 109, “Accounting for Income Taxes.” FIN 48 provides guidance on the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. FIN 48 also provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosures, and transition. FIN 48 is effective for fiscal years beginning after December 15, 2006. Accordingly, FIN 48 was adopted commencing in the first quarter of the Company’s fiscal year-end 2008. The adoption of FIN 48 did not have a material impact on the Company’s financial condition and results of operations. At June 28, 2008, the Company had no unrecognized tax benefits that, if recognized, would materially affect the Company’s effective income tax rate in future periods. Management is currently unaware of any issues under review that could result in significant payments, accruals or material deviations from its recognized tax positions. Effective upon adoption of FIN 48, the Company continues to recognize interest and penalties accrued related to unrecognized tax benefits and penalties within its provision for income taxes. The Company had no material interest and penalties accrued at June 28, 2008. Prior to its adoption of FIN 48, the Company recognized such interest and penalties, which were immaterial in prior periods, within its provision for income taxes.

The Company recently completed federal income tax examinations for its fiscal years 2004 and 2005, resulting in no adjustments to its tax returns. With limited exceptions, the Company is no longer subject to federal income tax examinations for fiscal years prior to 2006. As of June 28, 2008, the Company is subject to income tax examinations for its U.S. federal income taxes for fiscal year 2006 and for state and local income taxes for fiscal years 2003 through 2006.

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

Over the past few years, we have focused on an initiative to strengthen our corporate brand and image in the marketplace. During 2006, we changed the name of our specialty grocery subsidiary to “Market Centre” to better reflect the Company’s broad range of product offerings and unique services that are offered to our retail customers. In addition, we recently have begun to do business as “Unified Grocers” for nearly all purposes, and effected a legal name change on February 20, 2008. We also changed the name of our Insurance subsidiary to “Unified Grocers Insurance Service” and effected a legal name change on May 9, 2008.

The Company’s strategic focus is to promote the success of independent retailers. A significant milestone was achieved in early fiscal 2008, when we purchased certain assets and assumed certain liabilities of Associated Grocers, Incorporated and its subsidiaries (the “Seattle Operations”), a grocery cooperative headquartered in Seattle, Washington (the “Acquisition”). The Seattle Operations primarily serve retailers throughout Washington,

Oregon, Alaska and the South Pacific. This transaction is expected to increase Unified’s sales to approximately $4 billion annually, thus providing the independent retailers served by Unified an increased profile with the vendor community, improved retail market share in the Pacific Northwest and the benefit of reduced cost burdens of capital and overhead.

Unified does business primarily with those customers that have been accepted as Members. Members are required to meet minimum purchase requirements and specific capitalization requirements, which include capital stock ownership in the Company and may include required cash deposits. See “Member Investments and Patronage Dividends” discussed in Part II, Item 7 of the Company’s Annual Report on Form 10-K for the year ended September 29, 2007 for additional information. Additionally, see “DESCRIPTION OF DEPOSIT ACCOUNTS” in Amendment No. 4 to the Company’s Registration Statement on Form S-1 filed on July 3, 2008, with respect to the Company’s offering of Partially Subordinated Patrons’ Deposit Accounts for further information. The membership requirements, including minimum purchase and capitalization requirements, may be modified at any time at the discretion of the Company’s Board of Directors (the “Board”).

We distribute the earnings from activities conducted with our Members, excluding subsidiaries (collectively “patronage business”), in the form of patronage dividends. The Company conducts business with Members and non-members within the patronage business. Our patronage earnings are based on the combined results of the Company’s three patronage earnings divisions: the Southern California Dairy Division, the Pacific Northwest Dairy Division and the Cooperative Division. The Company conducts business on a non-patronage basis in the Wholesale Distribution segment through its Cooperative Division, specialty food subsidiary (Market Centre) and international sales subsidiary (Unified International, Inc). These businesses sell products to both Members and non-members. An entity that does not meet Member purchase requirements or does not desire to become a Member may conduct business with Unified as a non-member customer on a non-patronage basis. The Company does business through its subsidiaries on a non-patronage basis. Earnings from the Company’s subsidiaries and from business conducted with non-members (collectively “non-patronage business”) are retained by the Company. Customers served by the Seattle Operations are generally not being offered membership during the year following the Acquisition, and accordingly, business conducted with those customers is occurring on a non-patronage basis. Thereafter, membership is being offered on the terms and conditions available to all new Members except those customers who were formerly members of Associated Grocers, Incorporated may elect to satisfy their Class B Share investment requirement only with respect to stores owned at the time of admission as a Member solely from the issuance of Class B Shares as part of the patronage dividends to be distributed for fiscal years following their first year of membership.

In April 2008, the Board approved changes to our membership requirements. The principal change was that in order for customers to be accepted as Members of Unified, minimum required annual purchase volume was generally established at $1 million. Persons who were Members on the date of this change, or who were formerly shareholders and customers of Associated Grocers, Incorporated on the date of the Acquisition, are not subject to this change. Additionally, membership is generally required for those purchasing in excess of $3 million annually. See “DESCRIPTION OF DEPOSIT ACCOUNTS – General” in Amendment No. 4 to the Company’s Registration Statement on Form S-1 filed on July 3, 2008, with respect to the Company’s offering of Partially Subordinated Patrons’ Deposit Accounts for additional information.

Facilities and Transportation

We operate various warehouse and office facilities that are located in Commerce, Los Angeles, Santa Fe Springs, Stockton, Livermore and Fresno, California, Milwaukie, Oregon and Seattle and Renton, Washington. During fiscal 2006, we began a major renovation of our Stockton, California facility to add additional square footage, new racking, and to install mechanized conveyor systems. We anticipate these conveyor systems will allow us to more effectively merge product at the facility with products sourced from our other facilities and vendors. This will result in expanded product availability for our Member and non-member customers without the need to warehouse these products in our Stockton facility. The additional square footage and primary conveyor system were completed and began operating during the first fiscal quarter of 2008. We have also been installing new racking and reconfiguring the Stockton facility in order to accommodate the current and projected growth in our Market Centre business. We anticipate the new racking and additional conveyor system to be completed during the remainder of fiscal 2008. The renovation also provided sufficient additional capacity to allow us to close our Hayward facility, which consisted solely of our Market Centre business, in March 2008 and consolidate its operations into our Stockton facility. We anticipate this will help us lower costs and better support our customers and new sales growth. This effort is projected to continue through fiscal 2008. We also operate a bakery manufacturing facility and a milk, water and juice processing plant in Los Angeles, which primarily serve the Southern California region.

Customers may choose either of two delivery options for the distribution of our products. Customers may either elect to have the Company deliver orders to their stores or warehouse locations or may choose to pick their orders up from our distribution centers. For delivered orders, we utilize either the Company-operated fleet of tractors and trailers or third party carriers.

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

The majority of Unified’s investments (approximately 82.3%) are held primarily by two of our insurance subsidiaries, and include U.S. government agency mortgage-backed securities, high quality investment grade corporate bonds, and U.S. government treasury securities. These investments have readily determinable market values based on actively traded securities in the marketplace, and they have experienced a decrease in market value since the beginning of our fiscal year. Life insurance investments tied to the equity markets have performed well in recent years, although they have been negatively impacted by the market decline that took place during the thirty-nine weeks ended June 28, 2008.

External factors continue to drive increases in costs associated with fuel and employee health care benefits. Diesel fuel costs have increased significantly during the thirty-nine weeks ended June 28, 2008. Our pricing includes a fuel surcharge on product shipments to recover excess fuel costs over a specified index. Historically, the surcharge has been reviewed and adjusted when indications suggested that a change in the cost of fuel was other than temporary. Commencing in April 2008, in response to the sustained increase in fuel costs during the current fiscal year, we have begun to review and adjust our fuel surcharge on a monthly basis to more timely reflect changes in fuel costs not previously passed through to customers as they were incurred.

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

Additionally, we continue to make improvements to better support our interactions with vendors and customers. We provide network connectivity, data exchange, and a portfolio of applications to our customers. Improving these tools allows independent retailers with varying formats and needs to benefit from standardization while making use of business applications best suited to their unique needs. Our retail support efforts centered most recently on offering a new Interactive Ordering System (“IOS”) hand-held device that allows for multiple applications to operate on one device. We have also helped our retailers upgrade their electronic payment terminals to be compliant with Payment Card Industry regulations.

Sales Activities and Recent Developments

We experienced an overall sales increase of $735.9 million, or 31.6%, for the thirty-nine weeks ended June 28, 2008 (the “2008 Period”) as compared to the thirty-nine week period ended June 30, 2007 (the “2007 Period”). The following table illustrates the major factors that contributed to the $736.9 million increase in net sales in our Wholesale Distribution segment during the 2008 Period compared to the 2007 Period:

Wholesale Distribution Sales Activity	Amount (dollars in 000’s)
Sales gained from acquisition of the Seattle Operations	$617,278
Continuing customer growth	104,795
Sales gained from other new customers	16,456
Sales decrease from lost customers	(1,577)

Total Wholesale Distribution segment net sales growth	$736,952

Sales in our Insurance segment decreased $0.4 million in the 2008 Period versus the 2007 Period due to the insurance climate becoming more competitive and premium rates declining over the prior year. In addition, due to the competitive climate, we experienced a decline in our policy renewals compared to the prior year. Sales in our All Other business activities decreased $0.6 million in the 2008 Period versus the 2007 Period.

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

	Thirteen Weeks Ended		% Change Thirteen Weeks	Thirty-Nine Weeks Ended		% Change Thirty-Nine Weeks
Fiscal Period Ended	June 28, 2008	June 30, 2007		June 28, 2008	June 30, 2007
Net sales	100.0%	100.0%	28.6%	100.0%	100.0%	31.6%
Cost of sales	90.0	90.3	28.2	90.3	90.2	31.9
Distribution, selling and administrative expenses	8.2	7.9	32.6	8.0	7.9	33.1

Operating income	1.8	1.8	35.9	1.7	1.9	15.3
Interest expense	(0.3)	(0.5)	(0.6)	(0.4)	(0.5)	8.2
Estimated patronage dividends	(0.6)	(0.5)	72.9	(0.6)	(0.6)	21.3
Income taxes	(0.4)	(0.3)	81.9	(0.3)	(0.3)	26.3

Net earnings	0.5%	0.5%	11.0%	0.4%	0.5%	7.7%

THIRTEEN WEEK PERIOD ENDED JUNE 28, 2008 (“2008 PERIOD”) COMPARED TO THE THIRTEEN WEEK PERIOD ENDED JUNE 30, 2007 (“2007 PERIOD”)

Overview of the 2008 Period.    Our consolidated operating income increased $5.1 million to $19.2 million in the 2008 Period compared to $14.1 million in the 2007 Period.

The 2008 Period included a combination of offsetting factors that contributed to the change in operating income. Items contributing to increased operating income included growth in our base business and growth resulting from the inclusion of our newly acquired Seattle Operations. Offsetting these amounts were operating expenses related to closing our rented warehouse facility in Hayward, California, and the consolidation of its Market Centre business into our recently expanded Stockton warehouse, which is owned and also located in Northern California. This facility consolidation was undertaken, in part, to reduce costs in the long-term and allow for the expansion of certain product availability to both California and the Pacific Northwest, including the market area served from our new Seattle Operations (see “Facilities and Transportation” for additional discussion). The 2008 Period was also negatively impacted by a decrease in the cash surrender value of our life insurance policy investments as a result of the general decline in underlying market conditions. Finally, operating income increased in our Insurance segment due primarily to reductions in loss reserves related to improved claims loss experience for earlier periods.

The overall increase in operating income is summarized in our operating segments and other business activities as follows:

•

Wholesale Distribution Segment:    The Wholesale Distribution segment’s operating income increased $4.8 million to $17.3 million in the 2008 Period compared to $12.5 million in the 2007 Period. The increase in operating income was due, in large part, to the 2008 Period activity related to the Seattle Operations acquired, growth in sales to our existing customer base and an increase in inventory holding gains related to vendor price increases recognized upon sale of product. The increase in operating income was partially offset by decreased earnings in certain investments associated with life insurance contracts tied to the equity markets, and costs incurred related to closing our Hayward facility and consolidating its operations into our Stockton facility during the 2008 Period. We have also been reconfiguring the Stockton facility to accommodate the installation of new racking, the transfer of the Hayward Market Centre inventory and to better support our customers and new sales growth.

•

Insurance Segment:    Operating income increased $0.6 million in our Insurance segment to $1.8 million in the 2008 Period compared to $1.2 million in the 2007 Period. The improvement in the 2008 Period resulted primarily from lowering loss reserves based on improved claims loss experience for earlier periods.

•

All Other:    All Other business activities primarily consist of our finance subsidiary and the consolidation of a variable interest entity as discussed in Note 3 of “Notes to the Consolidated Condensed Financial Statements” in Item 1 “Financial Statements.” Operating income was $0.1 million for the 2008 Period and $0.4 million for the 2007 Period.

The following tables summarize the performance of each business segment for the 2008 and 2007 Periods.

Wholesale Distribution Segment

(dollars in thousands)

	Thirteen Weeks Ended June 28, 2008		Thirteen Weeks Ended June 30, 2007
	Amounts in 000’s	Percent to Net Sales	Amounts in 000’s	Percent to Net Sales	Difference
Gross sales	$1,013,515	—	$786,436	—	$227,079
Inter-segment eliminations	—	—	—	—	—

Net sales	1,013,515	100.0	786,436	100.0	227,079
Cost of sales	914,968	90.3	713,093	90.7	201,875
Distribution, selling and administrative expenses	81,230	8.0	60,831	7.7	20,399

Operating income	$17,317	1.7	$12,512	1.6	$4,805

Insurance Segment

(dollars in thousands)

	Thirteen Weeks Ended June 28, 2008		Thirteen Weeks Ended June 30, 2007
	Amounts in 000’s	Percent to Net Sales	Amounts in 000’s	Percent to Net Sales	Difference
Gross sales – premiums earned	$7,758	—	$7,229	—	$529
Inter-segment eliminations	(4,376)	—	(3,742)	—	(634)

Net sales – premiums earned	3,382	100.0	3,487	100.0	(105)
Cost of sales – underwriting expenses	(98)	(2.9)	791	22.7	(889)
Selling and administrative expenses	1,736	51.3	1,510	43.3	226

Operating income	$1,744	51.6	$1,186	34.0	$558

All Other

(dollars in thousands)

	Thirteen Weeks Ended June 28, 2008		Thirteen Weeks Ended June 30, 2007
	Amounts in 000’s	Percent to Net Sales	Amounts in 000’s	Percent to Net Sales	Difference
Gross sales	$355	—	$997	—	$(642)
Inter-segment eliminations	(197)	—	(324)	—	127

Net sales	158	100.0	673	100.0	(515)
Selling and administrative expenses	60	38.0	270	40.1	(210)

Operating income	$98	62.0	$403	59.9	$(305)

Net sales.    Consolidated net sales increased $226.5 million, or 28.6%, to $1,017.1 million in the 2008 Period compared to $790.6 million for the 2007 Period.

•

Wholesale Distribution Segment:    Net Wholesale Distribution sales increased $227.1 million to $1,013.5 million in the 2008 Period compared to $786.4 million for the 2007 Period. In addition to the Seattle Operations acquired, we continued to experience sales growth through new store openings by our customers and growth in sales of products that help our customers differentiate their stores from the competition.

Seattle Operations

•	Sales increased $194.5 million in the 2008 Period as a result of including the Seattle Operations in our operating results since its acquisition at the beginning of fiscal 2008.

Continuing Customer Sales Growth

•

Primarily driven by our customers’ continued growth to new store locations, distribution volume at existing locations, as well as inflationary effects, sales increased by approximately $25.7 million. The growth includes a $2.8 million increase in our perishables product offerings such as meat, produce, service deli and service bakery, a $5.5 million increase in center store sales, and a $14.2 million increase in our Market Centre specialty foods subsidiary.

Customer Changes

•	During the 2008 Period, we began supplying customers (other than those served by the Seattle Operations) that were previously served by competitors, resulting in a $7.3 million increase in sales.

•	Sales to customers in the 2007 Period that discontinued business with us and began purchasing their products from competitors were $0.4 million.

•

Insurance Segment:    Net sales, consisting principally of premium revenues, decreased $0.1 million to $3.4 million in the 2008 Period compared to $3.5 million for the 2007 Period. The insurance climate has become more competitive and premium rates have declined over the prior year. In addition, due to the competitive climate, we experienced a decline in our policy renewals compared to the prior year. The decline in our California workers’ compensation policy activity was partially offset by growth in policy commissions related to the recently acquired Seattle Operations.

•	All Other: Net sales decreased $0.5 million to $0.2 million in the 2008 Period compared to $0.7 million in the 2007 Period.

Cost of sales (including underwriting expenses).    Consolidated cost of sales was $914.9 million for the 2008 Period and $713.9 million for the 2007 Period and comprised 90.0% and 90.3% of consolidated net sales for the 2008 and 2007 Periods, respectively.

•

Wholesale Distribution Segment:    Cost of sales increased by $201.9 million to $915.0 million in the 2008 Period compared to $713.1 million in the 2007 Period. As a percentage of net wholesale sales, cost of sales was 90.3% and 90.7% for the 2008 and 2007 Periods, respectively.

•	The change in product and customer sales mix associated with the Seattle Operations, acquired in early fiscal 2008, contributed to a 0.3% increase in cost of sales as a percent of net wholesale sales.

•

Exclusive of the recently acquired Seattle Operations, a 0.2% decrease in cost of sales as a percent of net wholesale sales is attributed to an increase in fuel surcharges to compensate for increased fuel costs that were not previously recovered from charges to customers.

•

Vendor related activity contributed to a 0.5% decrease in cost of sales as a percent of net wholesale sales. The change is primarily driven by an increase in inventory holding gains from vendor price increases. Our vendors and brokers are continually evaluating their go-to-market strategies to effectively promote their products. Changes in their strategies could have a favorable or unfavorable impact on our financial performance. See “Critical Accounting Policies and Estimates – Vendor Funds” discussed in Part II, Item 7 of the Company’s Annual Report on Form 10-K for the year ended September 29, 2007.

•

Insurance Segment:    Cost of sales (including underwriting expenses), primarily consisting of claims loss and loss adjustment expenses, underwriting expenses, commissions, premium taxes and regulatory fees, decreased $0.9 million from $0.8 million in the 2007 Period to a credit of $0.1 million in the 2008 Period. The decline in cost of sales in the 2008 Period resulted primarily from lowering loss reserves in the 2008 Period based on improved claims loss experience for earlier periods. Additionally, the cost of insurance and the sufficiency of loss reserves are also impacted by actuarial estimates based on a detailed analysis of health care cost trends, mortality rates, claims history, demographics and industry trends. As a result, the amount of loss reserves and future expenses is significantly affected by these variables and may significantly change, depending on the cost of providing benefits and the results of further legislative action. See additional discussion related to insurance reserves under “Risk Factors” – “Our insurance reserves may be inadequate if unexpected losses occur.”

Distribution, selling and administrative expenses.    Consolidated distribution, selling and administrative expenses were $83.0 million in the 2008 Period compared to $62.6 million in the 2007 Period, and comprised 8.2% and 7.9% of net sales for the 2008 and 2007 Periods, respectively.

•

Wholesale Distribution Segment:    Distribution, selling and administrative expenses were $81.2 million in the 2008 Period compared to $60.8 million in the 2007 Period, and comprised 8.0% and 7.7% of net wholesale sales for the 2008 and 2007 Periods, respectively. As discussed in further detail below, expenses related to the recently acquired Seattle Operations, insurance, fuel, wages and other expenses increased costs $21.4 million, or 0.3% as a percent of net wholesale sales (due to the leveraging effect of the increased sales – see “Net Sales – Wholesale Distribution segment”).

•

Seattle Operations:    Expenses resulting from increased volume related to the Seattle Operations acquired in early fiscal 2008 were $14.0 million for the 2008 Period. The change in expenses as a percent of net wholesale sales resulting from the new Seattle Operations was a decrease of 0.2% as a percent of net wholesale sales.

•

Insurance Expense (other than Workers’ Compensation):    During the 2008 Period, we experienced insurance expense increases of $0.8 million, or 0.1% as a percent of net wholesale sales. This increase is primarily due to a decrease in the cash surrender value of our life insurance policy investments as a result of a decline in the fair value of the underlying securities (reflecting the general decline in market conditions), which are highly concentrated in U.S. equity markets and priced based on readily determinable market values.

•

Fuel Expense:    During the 2008 Period, we experienced diesel fuel expense increases of $1.2 million, or 0.2% as a percent of net wholesale sales. This increase is primarily due to the rising cost of oil.

•

Wages, Salaries and Pension Expense:    During the 2008 Period, we experienced increases in wages, salaries and pension costs of $5.4 million, or 0.2% as a percent of net wholesale sales. The increase as a percent to net wholesale sales is primarily due to expenses incurred during the closing of our Hayward distribution facility and the consolidation of the Hayward operations into our existing Stockton facility. Although costs associated with activities related to the installation of new racking have been capitalized, we continue to incur additional wage costs from reconfiguring our Stockton facility to accommodate the new racking and the additional volume transferred from Hayward as well as new sales growth.

•	Other Expense Changes: General expenses decreased $1.0 million, but were consistent as a percent of net wholesale sales.

•

Insurance Segment:    Selling and administrative expenses for the Insurance segment increased $0.2 million from $1.5 million in the 2007 Period to $1.7 million in the 2008 Period. The increase is due primarily to higher wages and benefits expenses to support our growth in Washington, an increase in the accounts receivable allowance, and higher consulting costs.

•	All Other: Selling and administrative expenses for our All Other business activities decreased $0.2 million from $0.3 million in the 2007 Period to $0.1 million in the 2008 Period.

Interest.    Interest expense was $3.7 million in the 2008 and 2007 Periods and comprised 0.3% and 0.5% of consolidated net sales for the 2008 and 2007 Periods, respectively. Factors impacting interest expense are as follows:

•	Interest expense on our primary debt instruments (as described below) was $3.4 million and $3.0 million for the 2008 and 2007 Periods, respectively.

•

Weighted Average Borrowings:    Interest expense increased $1.6 million from the 2007 Period due to an increase in our weighted average borrowings. Weighted average borrowings increased by $85.9 million due to amounts needed to fund the purchase of certain assets and assumption of certain liabilities of the Seattle Operations (see Note 2 of “Notes to Consolidated Condensed Financial Statements” in Item 1 “Financial Statements”), finance the trade accounts receivable arising from the Seattle Operations that were not part of the purchase price, and finance the general cost increase in products purchased for resale.

•

Interest Rates:    Interest expense decreased $1.2 million from the 2007 Period due to a decrease in our effective borrowing rate. Our effective borrowing rate for the combined primary debt, made up of the revolving line of credit and senior secured notes, was 5.3% and 7.1% for the 2008 and 2007 Periods, respectively. Consistent with the overall market interest rate change, the base borrowing rate on the revolving line of credit decreased over the 2007 Period.

Borrowings on our revolving credit agreement are subject to market rate fluctuations. A 25 basis point change in the market rate of interest over the period would have resulted in a $0.1 million increase or decrease in corresponding interest expense.

•

Interest expense on our other debt instruments was $0.3 million in the 2008 Period, a decrease of $0.4 million compared to $0.7 million in the 2007 Period. The decrease is primarily due to lower interest on member excess deposits as the prime rate decreased, the principal payoff of the subordinated patronage dividend certificates (December 2007) and real estate lease settlements paid in the 2008 Period (see Note 3 of “Notes to the Consolidated Condensed Financial Statements” in Item 1 “Financial Statements”). See Notes 6 and 9 to “Notes to Consolidated Financial Statements” in Part II, Item 8 “Financial Statements and Supplementary Data” of the Company’s Annual Report on Form 10-K for the year ended September 29, 2007 regarding the Company’s Capital Investment Notes and subordinated patronage dividend certificates, respectively.

Estimated patronage dividends.    Estimated patronage dividends for the 2008 Period were $7.0 million, compared to $4.0 million in the 2007 Period, an increase of 72.9%. Patronage dividends for the 2008 and 2007 Periods consisted of the patronage earnings from the Company’s three patronage earnings divisions: the Southern California Dairy Division, the Pacific Northwest Dairy Division and the Cooperative Division. For the 2008 and 2007 Periods, respectively, the Company had patronage earnings of $2.5 million and $2.6 million in the Southern California Dairy Division, $0.2 million and $0.1 million in the Pacific Northwest Dairy Division and $4.3 million and $1.3 million in the Cooperative Division. Our growth in patronage earnings was primarily due to growth in our existing Members’ business and lower cost of sales related to an increase in inventory holding gains from vendor price increases recognized upon sale of product, partially offset by additional costs incurred to close our Hayward facility and consolidate its operations into our Stockton facility.

Income taxes.    The Company’s effective income tax rate was 43.6% for the 2008 Period compared to 32.0% for the 2007 Period. The higher rate for the 2008 Period is due to permanent non-deductible losses related to the Company’s corporate-owned life insurance policies. These losses are reflected as a reduction of book income. As discussed in Note 9 of “Notes to Consolidated Condensed Financial Statements” in Item 1 “Financial Statements,” the Company adopted Financial Accounting Standards Board (“FASB”) Interpretation No. 48 (“FIN 48”), “Accounting for Uncertainty in Income Taxes,” commencing in the first quarter of the Company’s fiscal year 2008. The adoption of FIN 48 did not have a material impact on the Company’s financial condition and results of operations.

THIRTY-NINE WEEK PERIOD ENDED JUNE 28, 2008 (“2008 PERIOD”) COMPARED TO THE THIRTY-NINE WEEK PERIOD ENDED JUNE 30, 2007 (“2007 PERIOD”)

Overview of the 2008 Period.    Our consolidated operating income was $50.5 million in the 2008 Period compared to $43.8 million in the 2007 Period.

The increase in operating income during the 2008 Period included growth in our base business and growth resulting from our newly acquired Seattle Operations. These amounts were partially offset by operating expenses related to closing our rented warehouse facility in Hayward, California and the consolidation of its Market Centre business into our recently expanded Stockton warehouse as discussed in “Facilities and Transportation” and the “Overview of the 2008 Period” for the Thirteen-Week Period Ended June 28, 2008. A significant rise in fuel costs in excess of fuel surcharge recoveries during the 2008 Period partially offset the increase in operating income for the Wholesale Distribution segment. The 2008 Period was also negatively impacted by a decrease in the cash surrender value of our life insurance policy investments as a result of the general decline in underlying market conditions. Finally, operating income declined in our Insurance segment due to changing conditions in the insurance marketplace. Despite the impact of these additional expenses, our operating income increased $6.7 million as compared to the 2007 Period.

The overall increase in operating income is summarized in our operating segments and other business activities as follows:

•

Wholesale Distribution Segment:    The Wholesale Distribution segment’s operating income was $47.5 million in the 2008 Period compared to $40.2 million in the 2007 Period. The increase in operating income was primarily due to the increase in net sales as a result of the Seattle Operations acquired, growth in sales to our existing customer base, an increase in inventory holding gains from vendor price increases recognized upon sale of product, and a reduction in workers’ compensation claims loss reserves. The increase in operating income was partially offset by increased costs of diesel fuel in excess of fuel surcharge recoveries, decreased earnings in certain investments associated with life insurance contracts tied to the equity markets, and costs incurred related to closing our Hayward facility and consolidating its operations into our Stockton facility during the 2008 Period. We have also been reconfiguring the Stockton facility to accommodate the installation of new racking, the transfer of the Hayward Market Centre inventory and to better support our customers and new sales growth.

•

Insurance Segment:    Operating income declined $0.8 million in our Insurance segment to $3.0 million in the 2008 Period compared to $3.8 million in the 2007 Period, due primarily to decreased premium rates and a decline in policy renewals related to workers’ compensation in California, partially offset by reductions in loss reserves based on improved claims loss experience for earlier periods.

•

All Other:    All Other business activities primarily consist of our finance subsidiary and the consolidation of a variable interest entity as discussed in Note 3 of “Notes to Consolidated Condensed Financial Statements” in Item 1”Financial Statements.” Operating income increased $0.2 million to marginal income for the 2008 Period compared to a loss of $0.2 million in the 2007 Period and consisted of $0.2 million in operating income from our finance subsidiary offset by $0.2 million in operating expense associated with our variable interest entity.

The following tables summarize the performance of each business segment for the 2008 and 2007 Periods.

Wholesale Distribution Segment

(dollars in thousands)

	Thirty-Nine Weeks Ended June 28, 2008		Thirty-Nine Weeks Ended June 30, 2007
	Amounts in 000’s	Percent to Net Sales	Amounts in 000’s	Percent to Net Sales	Difference
Gross sales	$3,051,036	—	$2,314,084	—	$736,952
Inter-segment eliminations	—	—	—	—	—

Net sales	3,051,036	100.0	2,314,084	100.0	736,952
Cost of sales	2,763,934	90.6	2,095,457	90.6	668,477
Distribution, selling and administrative expenses	239,552	7.9	178,374	7.7	61,178

Operating income	$47,550	1.5	$40,253	1.7	$7,297

Insurance Segment

(dollars in thousands)

	Thirty-Nine Weeks Ended June 28, 2008		Thirty-Nine Weeks Ended June 30, 2007
	Amounts in 000’s	Percent to Net Sales	Amounts in 000’s	Percent to Net Sales	Difference
Gross sales – premiums earned	$21,795	—	$19,714	—	$2,081
Inter-segment eliminations	(11,957)		(9,462)		(2,495)

Net sales – premiums earned	9,838	100.0	10,252	100.0	(414)
Cost of sales – underwriting expenses	1,645	16.7	1,913	18.7	(268)
Selling and administrative expenses	5,242	53.3	4,564	44.5	678

Operating income	$2,951	30.0	$3,775	36.8	$(824)

All Other

(dollars in thousands)

	Thirty-Nine Weeks Ended June 28, 2008		Thirty-Nine Weeks Ended June 30, 2007
	Amounts in 000’s	Percent to Net Sales	Amounts in 000’s	Percent to Net Sales	Difference
Gross sales	$1,288	—	$2,156	—	$(868)
Inter-segment eliminations	(655)		(897)		242

Net sales	633	100.0	1,259	100.0	(626)
Selling and administrative expenses	579	91.5	1,430	113.6	(851)

Operating income (loss)	$54	8.5	$(171)	(13.6)	$225

Net sales.    Consolidated net sales increased $735.9 million, or 31.6%, to $3.1 billion in the 2008 Period compared to $2.3 billion in the 2007 Period.

•

Wholesale Distribution Segment:    Net Wholesale Distribution sales increased $736.9 million, or 31.8%, to $3.1 billion in the 2008 Period compared to $2.3 billion for the 2007 Period. In addition to sales related to the recently acquired Seattle Operations, we continued to experience sales growth through new store openings by our customers and growth in sales of Market Centre products.

Seattle Operations

•	Sales increased $617.3 million in the 2008 Period as a result of including the Seattle Operations in our operating results since its acquisition at the beginning of fiscal 2008.

Continuing Customer Sales Growth

•

Primarily driven by our customers’ continued growth to new store locations, distribution volume at existing locations, as well as inflationary effects, sales increased by approximately $104.8 million. This growth includes a $24.6 million increase in our Perishables product offerings such as meat, produce, service deli and service bakery, a $16.1 million increase in center store sales, and a $48.6 million increase in our Market Centre specialty foods subsidiary.

Customer Changes

•	During the 2008 Period, we began supplying customers (other than those served by the Seattle Operations) that were previously served by competitors, resulting in a $16.4 million increase in sales.

•	Sales to customers in the 2007 Period that discontinued business with us and began purchasing their products from competitors were $1.6 million.

•

Insurance Segment:    Net sales, consisting principally of premium revenues, decreased $0.4 million, or 4.0%, to $9.8 million in the 2008 Period compared to $10.2 million for the 2007 Period. The insurance climate has become more competitive and premium rates have declined over the prior year. In addition, due to the competitive climate, we experienced a decline in our policy renewals compared to the prior year. The decline in our California workers’ compensation policy activity was partially offset by growth in policy commissions related to the recently acquired Seattle Operations.

•	All Other: Net sales decreased $0.6 million to $0.6 million in the 2008 Period compared to $1.2 million for the 2007 Period.

Cost of sales.    Consolidated cost of sales was $2.8 billion for the 2008 Period compared to $2.1 billion for the 2007 Period and comprised 90.3% and 90.2% of consolidated net sales for the 2008 and 2007 Periods, respectively.

•

Wholesale Distribution Segment (including underwriting expenses):    Cost of sales increased by $668.5 million to $2.8 billion in the 2008 Period compared to $2.1 billion in the 2007 Period. As a percentage of net wholesale sales, cost of sales was 90.6% for both the 2008 and 2007 Periods.

•	The change in product and customer sales mix associated with the Seattle Operations acquired in early fiscal 2008 contributed to a 0.1% increase in cost of sales as a percent of net wholesale sales.

•

A change in product and customer sales mix relative to customers exclusive of the recently acquired Seattle Operations contributed to a 0.1% increase in cost of sales as a percent of net wholesale sales. Our growth was primarily in products that carry a higher cost of sales as a percent of net sales compared to the 2007 Period product mix average. In addition, our larger customers have driven the sales growth in new store openings. These customers typically pick up their orders from our facilities and their larger order sizes allow for higher operational efficiencies but result in lower margins. As a result, the margin on these customers is lower than average and increases the cost of sales as a percent of net wholesale sales.

•

Exclusive of the recently acquired Seattle Operations, a 0.1% decrease in cost of sales as a percent of net wholesale sales is attributed to an increase in fuel surcharges to compensate for increased fuel costs that were not previously recovered from charges to customers.

•

Vendor related activity contributed to a 0.1% decrease in cost of sales as a percent of net wholesale sales. The change is primarily driven by an increase in inventory holding gains from vendor price increases recognized upon sale of product. Our vendors and brokers are continually evaluating their go-to-market strategies to effectively promote their products. Changes in their strategies could have a favorable or unfavorable impact on our financial performance. See “Critical Accounting Policies and Estimates – Vendor Funds” discussed in Part II, Item 7 of the Company’s Annual Report on Form 10-K for the year ended September 29, 2007.

•

Insurance Segment:    Cost of sales (including underwriting expenses), primarily consisting of claims loss and loss adjustment expenses, underwriting expenses, commissions, premium taxes and regulatory fees, decreased $0.3 million to $1.6 million in the 2008 Period compared to $1.9 million in the 2007 Period. The decline in cost of sales in the 2008 Period resulted primarily from lowering loss reserves in the 2008 Period based on improved claims loss experience for earlier periods. This decrease was partially offset by increased cost of sales due to certain customers converting from deductible policies in the 2007 Period to fully insured policies in the 2008 Period, which affects expenses incurred. Additionally, the cost of insurance and the sufficiency of loss reserves are also impacted by actuarial estimates based on a detailed analysis of health care cost trends, mortality rates, claims history, demographics and industry trends. As a result, the amount of loss reserves and future expenses is significantly affected by these variables and may significantly change, depending on the cost of providing benefits and the results of further legislative action. See additional discussion related to insurance reserves under “Risk Factors” – “Our insurance reserves may be inadequate if unexpected losses occur.”

Distribution, selling and administrative expenses.    Consolidated distribution, selling and administrative expenses were $245.4 million in the 2008 Period compared to $184.4 million in the 2007 Period, and comprised 8.0% and 7.9% of net sales for the 2008 and 2007 Periods, respectively.

•

Wholesale Distribution Segment:    Distribution, selling and administrative expenses were $239.6 million in the 2008 Period compared to $178.4 million in the 2007 Period, and comprised 7.9% and 7.7% of net wholesale sales for the 2008 and 2007 Periods, respectively. As discussed in further detail below, expenses related to the recently acquired Seattle Operations, insurance, fuel, wages expenses increased costs $65.5 million, or 0.3% as a percent of net wholesale sales (due to the leveraging effect of the increased sales – see “Net Sales – Wholesale Distribution Segment”). This increase in the amount of costs was offset by decreased costs for workers’ compensation and other expenses of $4.3 million, or 0.1% as a percent of net wholesale sales.

•

Seattle Operations:    Expenses resulting from increased volume related to the Seattle Operations acquired in early fiscal 2008 were $44.8 million for the 2008 Period. The change in expenses as a percent of net wholesale sales resulting from the new Seattle Operations was a decrease of 0.1% as a percent of net wholesale sales.

•

Insurance Expense (other than Workers’ Compensation):    During the 2008 Period, we experienced insurance expense increases of $3.3 million, or 0.1% as a percent of net wholesale sales. This increase is primarily due to a decrease in the cash surrender value of our life insurance policy investments as a result of a decline in the fair value of the underlying securities (reflecting the general decline in market conditions), which are highly concentrated in U.S. equity markets and priced based on readily determinable market values.

•

Fuel Expense:    During the 2008 Period, we experienced diesel fuel expense increases of $2.7 million, or 0.1% as a percent of net wholesale sales. This increase is primarily due to the rising cost of oil.

•

Wages, Salaries and Pension Expense:    During the 2008 Period, we experienced increases in wages, salaries and pension costs of $14.7 million, or 0.2% as a percent of net wholesale sales. The increase as a percent to net wholesale sales is primarily due to expenses incurred during the closing of our Hayward distribution facility and the consolidation of the Hayward operations into our existing Stockton facility. Although costs associated with activities related to the installation of new racking have been capitalized, we continue to incur additional wage costs from reconfiguring our Stockton facility to accommodate the new racking and the additional volume transferred from Hayward as well as new sales growth.

The following expenses decreased in the 2008 Period compared to the 2007 Period, partially offsetting the increases in distribution, selling and administrative expenses that were discussed above:

•

Workers’ Compensation Expense:    From October 1, 2001 through December 31, 2006, the Company’s Wholesale Distribution segment was self-insured up to $300,000 per incident with a stop loss coverage provided by our Insurance segment up to $1.0 million and third party coverage over that amount. After December 31, 2006, the Wholesale Distribution segment is fully insured up to $1.0 million with stop loss coverage provided by our Insurance segment and third party coverage over that amount. Loss accruals up to the stop loss coverage are made based on actuarially developed loss estimates. Our workers’ compensation expenses decreased by $2.4 million, or 0.1% as a percent of net wholesale sales, primarily due to reduction in our actuarially developed loss estimates. Future expenses may significantly change depending on the cost of providing health care and the results of legislative action.

•	Other Expenses: General expenses decreased $1.9 million, but were consistent as a percent of net wholesale sales.

•

Insurance Segment:    Selling and administrative expenses for the Insurance segment increased $0.6 million from $4.6 million in the 2007 Period to $5.2 million in the 2008 Period. The increase is due primarily to higher wages and benefits expenses to support our growth in Washington, an increase in the accounts receivable allowance, and higher consulting costs.

•

All Other:    Selling and administrative expenses for our All Other business activities decreased $0.8 million to $0.6 million for the 2008 Period compared to $1.4 million for the 2007 Period. The decrease is a result of reduced operating expenses in our variable interest entity.

Interest.    Interest expense was $12.1 million in the 2008 Period compared to $11.2 million in the 2007 Period and comprised 0.4% and 0.5% of consolidated net sales for the 2008 and 2007 Periods, respectively. Factors contributing to the increase in interest expense are as follows:

•	Interest expense on our primary debt instruments (as described below) was $11.0 million and $9.0 million for the 2008 and 2007 Periods, respectively.

•

Weighted Average Borrowings:    Interest expense increased $4.8 million from the 2007 Period due to an increase in our weighted average borrowings. Weighted average borrowings increased by $82.2 million due to amounts needed to fund the purchase of certain assets and assumption of certain liabilities of the Seattle Operations (see Note 2 of “Notes to Consolidated Condensed Financial Statements” in Item 1 “Financial Statements”), finance the trade accounts receivable arising from the Seattle Operations that were not part of the purchase price, fund the redemption of subordinated patronage dividend certificates, fund the payment of real estate lease settlements and finance the general cost increase in products purchased for resale.

•

Interest Rates:    Interest expense declined $2.8 million from the 2007 Period due to a decrease in our effective borrowing rate. Our effective borrowing rate for the combined primary debt, made up of the revolving line of credit and senior secured notes, was 5.9% and 7.3% for the 2008 and 2007 Periods, respectively. Two primary factors contributed to the decrease in interest rates. First, we signed an agreement on December 5, 2006 to amend and restate our revolving credit facility and realized a reduction in our interest rate margin over the base borrowing rate on the revolving line of credit (see “Outstanding Debt and Other Financing Arrangements” discussed in Part II, Item 7 of the Company’s Annual Report on Form 10-K for the year ended September 29, 2007 for additional information). In addition, we were able to lower the fees associated with the financing, which had the impact of lowering our overall borrowing costs. Second, consistent with the overall market interest rate change, the base borrowing rate on the revolving line of credit decreased over the 2007 Period.

Borrowings on our revolving credit agreement are subject to market rate fluctuations. A 25 basis point change in the market rate of interest over the period would have resulted in a $0.3 million increase or decrease in corresponding interest expense.

•

Interest expense on our other debt instruments was $1.1 million in the 2008 Period, a decrease of $1.1 million compared to $2.2 million in the 2007 Period. The decrease is primarily due to the principal payoff of the subordinated patronage dividend certificates (December 2007), Capital Investment Notes (September 2007) and real estate lease settlements paid in the 2008 Period (see Note 3 of “Notes to the Consolidated Condensed Financial Statements” in Item 1 “Financial Statements”). See Notes 6 and 9 to “Notes to Consolidated Financial Statements” in Part II, Item 8 “Financial Statements and Supplementary Data” of the Company’s Annual Report on Form 10-K for the year ended September 29, 2007 regarding the Company’s Capital Investment Notes and subordinated patronage dividend certificates, respectively.

Estimated patronage dividends.    Estimated patronage dividends for the 2008 Period were $17.1 million, compared to $14.1 million in the 2007 Period, an increase of 21.3%. Patronage dividends for the 2008 and 2007 Periods consisted of the patronage earnings from the Company’s three patronage earnings divisions: the Southern California Dairy Division, the Pacific Northwest Dairy Division and the Cooperative Division. For the 2008 and 2007 Periods, respectively, the Company had patronage earnings of $7.6 million and $8.0 million in the Southern California Dairy Division, $0.5 million and $0.4 million in the Pacific Northwest Dairy Division and $9.0 million and $5.7 million in the Cooperative Division. Our growth in patronage earnings was primarily due to growth in our existing Members’ business, a decrease in workers’ compensation expenses, and lower cost of sales related to an increase in inventory holding gains from vendor price increases recognized upon sale of product, partially offset by additional costs incurred to close our Hayward facility and consolidate its operations into our Stockton facility and the continued increase in diesel fuel expense in excess of fuel surcharge recoveries.

Income taxes.    The Company’s effective income tax rate was 42.6% for the 2008 Period compared to 38.8% for the 2007 Period. The higher rate for the 2008 Period is due to permanent non-deductible losses related to the Company’s corporate-owned life insurance policies. These losses are reflected as a reduction of book income. As discussed in Note 9 of “Notes to Consolidated Condensed Financial Statements” in Item 1 “Financial Statements,” the Company adopted FASB Interpretation No. 48 (“FIN 48”), “Accounting for Uncertainty in Income Taxes,”

commencing in the first quarter of the Company’s fiscal year 2008. The adoption of FIN 48 did not have a material impact on the Company’s financial condition and results of operations.

LIQUIDITY AND CAPITAL RESOURCES

The Company finances its capital needs through a combination of internal and external sources. These sources include cash from operations, Member investments, bank borrowings, various types of long-term debt and lease financing. The Company believes that the combination of cash flows from operations, current cash balances, and available lines of credit will be sufficient to service its debt, redeem Members’ capital shares, make income tax payments and meet its anticipated needs for working capital and capital expenditures (including facility expansion and renovation projects discussed in “Facilities and Transportation”) through at least the next five fiscal years.

CASH FLOW

On September 30, 2007, the Company completed the Acquisition of the Seattle Operations. The Company’s cash flow from operations during the thirty-nine week 2008 Period includes the impact of the new Seattle Operations, most notably the increased accounts receivable activity. Cash from financing operations was used for operating and investing activities. The Company also reinvested proceeds from maturing investments.

As a result of these activities, net cash, consisting of cash and cash equivalents, decreased by $6.4 million to $13.3 million for the thirty-nine week 2008 Period ended June 28, 2008 compared to $19.7 million as of the fiscal year ended September 29, 2007.

The following table summarizes the impact of operating, investing and financing activities on the Company’s cash flows for the thirty-nine week 2008 and 2007 Periods:

(dollars in thousands)

Summary of Net (Decrease) Increase in Total Cash Flows	2008	2007	Difference
Cash (utilized) provided by operating activities	$(23,581)	$32,703	$(56,284)
Cash utilized by investing activities	(54,881)	(36,510)	(18,371)
Cash provided by financing activities	72,051	13,852	58,199

Total (decrease) increase in cash flows	$(6,411)	$10,045	$(16,456)

Net cash from operating, investing and financing activities decreased by $16.4 million to a decrease of $6.4 million for the 2008 Period compared to an increase of $10.0 million for the 2007 Period. The decrease in net cash for the 2008 Period consisted of cash used in operating activities of $23.5 million and investing activities of $54.9 million offset by amounts provided from financing activities of $72.0 million. The primary factors contributing to the changes in cash flow are discussed below. At June 28, 2008 and September 29, 2007, working capital was $179.0 million and $128.9 million, respectively, and the current ratio was 1.6 and 1.5, respectively.

Operating Activities:    Net cash used in operating activities increased by $56.2 million to $23.5 million used in the 2008 Period compared to $32.7 million provided in the 2007 Period. The increase in cash used by operating activities compared to the 2007 Period was attributable primarily to increased accounts receivable between the periods of $46.7 million, an increase in cash used for the purchase of inventories and payment of prepaid expenses of $21.2 million, and an increase in cash used to fund pension plan assets of $2.8 million. As contemplated in the structure of the original purchase transaction, operating cash flow funded receivables arising from customers gained as a result of the Acquisition. If this initial build-up in receivables had not occurred, cash provided from operations would have been relatively consistent with the comparable period in the prior year. The foregoing increases of $70.7 million in cash used were partially offset by cash provided as a result of decreases between the periods in cash used to pay accounts payable and accrued liabilities of $6.8 million and increased growth between the periods in long-term liabilities ($1.7 million). In addition, net cash of $6.0 million was provided by other operating activities.

Investing Activities:    Net cash used in investing activities increased by $18.4 million to $54.9 million for the 2008 Period compared to $36.5 million utilized in the 2007 Period. The increase in cash used for investing activities during the 2008 Period as compared to the 2007 Period was due mainly to the Acquisition of the Seattle Operations of $40.0 million. This $40.0 million increase was offset by (1) decreases in other assets of $12.4 million, primarily comprised of investments in officers’ life insurance and ESPP mutual funds ($4.2 million), workers’ compensation premium deposits ($5.3 million) and deferred compensation investments ($1.5 million), (2) decreases in capital expenditures of $8.7 million, as the 2007 Period included expenditures for a building renovation and purchases of warehouse and computer equipment, and (3) changes in net investments of $0.5 million by the Company’s insurance subsidiaries, consisting of the purchase and sale of securities to replace maturing investments in their portfolios. Spending on investing activities is expected to be funded by existing cash balances, cash generated from operations or additional borrowings.

Financing Activities:    Net cash provided by financing activities was approximately $72.0 million for the 2008 Period compared to $13.8 million for the 2007 Period. The net increase of $58.2 million in cash provided by financing activities for the 2008 Period as compared to the 2007 Period was due primarily to changes in the Company’s long-term and short-term notes payable and deferred financing fees, an increase of $59.7 million resulting from higher borrowings primarily associated with the Acquisition of the Seattle Operations ($39.8 million), the redemption of Class A and Class B Shares ($7.1 million), the redemption of subordinated patronage dividend certificates ($3.1 million), and a scheduled payment of $4.5 million to reduce the amount outstanding in senior secured notes (see “Outstanding Debt and Other Financing Arrangements”). In addition, the Company’s cash provided from Member investment and share activity decreased by $1.5 million. Future cash used by financing activities to meet capital spending requirements is expected to be funded by the Company’s continuing operating cash flow.

Credit Facilities

The Company has a $225 million revolving credit agreement, expiring on January 31, 2012. The revolving credit agreement contains an option to expand to $300 million in the future. See “Outstanding Debt and Other financing Arrangements” discussed in Part II, Item 7 of the Company’s Annual Report on Form 10-K for the year ended September 29, 2007 for additional information. The Company had outstanding borrowings of $157.0 million under the facility as of June 28, 2008, with access to a sufficient amount of capital available under this facility (based on the amounts indicated above) to fund the Company’s continuing operations and capital spending requirements.

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

CONTRACTUAL OBLIGATIONS AND COMMERCIAL COMMITMENTS

Subsequent to the Acquisition, the Company has expanded service to the Pacific Northwest region through the addition of leased facilities in Seattle, Washington that include both dry and refrigerated warehouse space. The Company also assumed certain operating leases for office space and various service buildings related to the Seattle Operations. One facility is leased under a two-year term that includes two additional one-year renewal options. The Company is expected to make payments totaling approximately $13.9 million over the remaining term of the lease, including the two one-year renewal options. A second facility has a five-year term with one additional five-year renewal option. The Company is expected to make payments totaling approximately $2.8 million over the remainder of the original five-year term.

In connection with the Acquisition, the Company also assumed operating leases for certain transportation and office equipment. These leases require monthly payments over terms with expiration dates ranging from fiscal 2008 through fiscal 2014. The total amount due under these lease agreements is approximately $2.1 million.

The Company’s contractual obligations related to the assumed operating leases of the Seattle Operations at June 28, 2008 are summarized as follows:

(dollars in thousands)

	Payments due by period
Contractual Obligations – Operating Leases – Seattle Operations	Total	Less than 1 year	1-3 years	4-5 years	More than 5 years
Operating lease obligations	$18,784	$5,135	$12,401	$1,104	$144

Total contractual cash obligations	$18,784	$5,135	$12,401	$1,104	$144

Other than the foregoing items, there have been no material changes in the Company’s contractual obligations and commercial commitments outside the ordinary course of the Company’s business during the thirty-nine week period ending June 28, 2008. See “Contractual Obligations and Commercial Commitments” discussed in Part II, Item 7 of the Company’s Annual Report on Form 10-K for the year ended September 29, 2007 for additional information.

OUTSTANDING DEBT AND OTHER FINANCING ARRANGEMENTS

At June 28, 2008 and September 29, 2007, respectively, the Company had a total of $90.7 million and $95.6 million outstanding in senior secured notes to certain insurance companies and pension funds (referred to collectively as John Hancock Life Insurance Company, or “Hancock”) under a note purchase agreement dated September 29, 1999 (as amended, the “Senior Note Agreement”) as amended and restated effective January 6, 2006.

The Company’s borrowings under its revolving credit facility increased to $157.0 million at June 28, 2008 from $77.0 million at September 29, 2007. The $80.0 million increase was due primarily to the Acquisition of the Seattle Operations ($39.8 million), the redemption of Class A and Class B Shares ($7.1 million), the redemption of subordinated patronage dividend certificates ($3.1 million), and a scheduled payment of $4.5 million to reduce the amount outstanding on the Hancock notes. In addition, the build-up of accounts receivable associated with customers gained as a result of the Acquisition increased borrowings by approximately $19.0 million.

Other than the foregoing discussion, there have been no material changes in the Company’s outstanding debt and other financing arrangements outside the ordinary course of the Company’s business during the thirty-nine week period ending June 28, 2008. See “Outstanding Debt and Other financing Arrangements” discussed in Part II, Item 7 of the Company’s Annual Report on Form 10-K for the year ended September 29, 2007 for additional information.

MEMBER INVESTMENTS AND PATRONAGE DIVIDENDS

Members are required to meet minimum purchase requirements and specific capitalization requirements, which include capital stock ownership in the Company and may include required cash deposits (“Required Deposits”). Members may also maintain deposits with Unified in excess of such Required Deposit amounts (“Excess Deposits”). See “Member Investments and Patronage Dividends” discussed in Part II, Item 7 of the Company’s Annual Report on Form 10-K for the year ended September 29, 2007 for additional information. Additionally, see “DESCRIPTION OF DEPOSIT ACCOUNTS – General”, “DESCRIPTION OF DEPOSIT ACCOUNTS – Patronage Dividends and Tax Matters” and “DESCRIPTION OF DEPOSIT ACCOUNTS – Subordination” in Amendment No. 4 to the Company’s Registration Statement on Form S-1 filed on July 3, 2008, with respect to the Company’s offering of Partially Subordinated Patrons’ Deposit Accounts for further information.

In April 2008, the Board approved changes to our membership requirements. The principal change was that in order for customers to be accepted as Members of Unified, minimum required annual purchase volume was generally established at $1 million. Persons who were Members on the date of this change, or who were formerly shareholders and customers of Associated Grocers, Incorporated on the date of the Acquisition, are not subject to this change. Additionally, membership is generally required for those purchasing in excess of $3 million annually. See “DESCRIPTION OF DEPOSIT ACCOUNTS – General” in Amendment No. 4 to the Company’s Registration Statement on Form S-1 filed on July 3, 2008, with respect to the Company’s offering of Partially Subordinated Patrons’ Deposit Accounts for additional information.

Members’ Required Deposits and all patronage dividend certificates are contractually subordinated and subject to the prior payment in full of senior indebtedness of the Company. See “DESCRIPTION OF DEPOSIT ACCOUNTS – Subordination” in Amendment No. 4 to the Company’s Registration Statement on Form S-1 filed on July 3, 2008, with respect to the Company’s offering of Partially Subordinated Patrons’ Deposit Accounts for additional information. Unified’s obligation to repay Members’ Required Deposit accounts on termination of Member status (once the Member’s obligations to Unified have been satisfied) is reported as a long-term liability on Unified’s consolidated condensed balance sheets. Excess Deposits are not subordinated to Unified’s other obligations and are reported as short-term liabilities on Unified’s consolidated condensed balance sheets. At June 28, 2008 and September 29, 2007, Unified had $9.3 million and $7.0 million, respectively, in “Required deposits” and $22.7 million and $17.4 million, respectively, in “Members’ excess deposits and estimated patronage dividends” (of which $14.7 million and $15.0 million, respectively, represented Excess Deposits).

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

On April 16, 2008 the Board authorized the repurchase on April 17, 2008 of 2,450 shares of the Company’s Class A Shares that had been tendered and were pending redemption. The Company paid approximately $0.6 million to redeem the shares. On June 17, 2008, the Board authorized the repurchase on June 20, 2008 of 4,550 shares of the Company’s Class A shares that had been tendered and were pending redemption. The Company paid approximately $1.1 million to redeem the shares.

See “Redemption of Capital Stock” discussed in Part II, Item 7 of the Company’s Annual Report on Form 10-K for the year ended September 29, 2007 for additional information.

PENSION AND POSTRETIREMENT BENEFIT PLANS

The Company sponsors a cash balance plan (“Unified Cash Balance Plan”). The Company’s funding policy is to make contributions to the Unified Cash Balance Plan in amounts that are at least sufficient to meet the minimum funding requirements of applicable laws and regulations, but no more than amounts deductible for federal income tax purposes. The Company also sponsors an Executive Salary Protection Plan II (“ESPP”) that provides supplemental post-termination retirement income based on each participant’s final salary and years of service as an officer of the Company. Funds are held in a rabbi trust for the ESPP consisting primarily of life insurance policies tied to underlying investments in the equity market and reported at cash surrender value and mutual fund investments consisting of various publicly-traded mutual funds reported at estimated fair value based on quoted market prices.

In connection with its Acquisition of the Seattle Operations, the Company assumed the Cash Balance Retirement Plan for Employees of Associated Grocers, Incorporated (“AG Cash Balance Plan”), which is a noncontributory defined benefit pension plan covering eligible employees of Associated Grocers, Incorporated who were not subject to a collective bargaining agreement (see Note 7 to “Notes to Consolidated Condensed Financial Statements” in Part I, Item 1 “Financial Statements” for additional information).

The Company’s net periodic benefit cost for its combined pension and other postretirement benefits was approximately $6.2 million for the thirty-nine week period ended June 28, 2008 compared to $6.3 million for the thirty-nine week period ended June 30, 2007.

The Company expects to make estimated contributions to the Unified Cash Balance Plan totaling $10.7 million in fiscal 2008, which is comprised of $4.7 million for the 2008 plan year and $6.0 million for the 2007 plan year. In addition, the Company expects to make estimated contributions to the AG Cash Balance Plan totaling $2.5 million in fiscal 2008, which is comprised of $1.2 million for the 2008 plan year and $1.3 million for the 2007 plan year. At its discretion, the Company may contribute in excess of these amounts. Additional contributions for the 2007 plan year, if any, will be due by September 15, 2008, while contributions for the 2008 plan year will be due by September 15, 2009. To date, the Company contributed $2.4 million and $1.1 million to the Unified Cash Balance Plan and $0.6 million and $0.9 million to the AG Cash Balance Plan during the thirty-nine weeks ended June 28, 2008 for the 2008 plan year and 2007 plan year, respectively.

Additionally, at the beginning of fiscal 2008, the Company expected to contribute $1.3 million to the ESPP to fund projected benefit payments to participants for the 2008 plan year. The Company contributed $0.6 million to the ESPP during the thirty-nine weeks ended June 28, 2008 to fund projected benefit payments to participants for the 2008 plan year. Amounts contributed to fund benefit payments to participants for the 2008 plan year were less than anticipated because certain retirement assumptions upon which the original estimates were based did not occur.

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

We will continue to be subject to the risk of loss of Member and non-member customer volume.    The Company’s operating results are highly dependent upon either maintaining or growing its distribution volume to its customers. The Company’s ten largest Member and non-member customers constituted approximately 41.1% of total sales for the thirty-nine week period ended June 28, 2008. No single Member or non-member customer accounted for ten percent or more of total sales for the thirty-nine week period ended June 28, 2008. A significant loss in membership or volume could adversely affect the Company’s operating results. We will continue to be subject to the risks associated with consolidation within the grocery industry. When independent retailers are acquired by large chains with self-distribution capacity, are driven from business by larger grocery chains, or become large enough to develop their own self-distribution system, we will lose distribution volume. Members may also select other wholesale providers. Reduced volume is normally injurious to profitable operations since fixed costs must be spread over a lower sales volume if the volume cannot be replaced.

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

As of June 28, 2008, the Company believes it has sufficient cash flow from operations and availability under the revolving credit agreement to meet operating needs, capital spending requirements and required debt repayments through fiscal 2012. However, if access to operating cash or to the revolving credit agreement becomes restricted, the Company may be compelled to seek alternate sources of cash. The Company cannot assure that alternate sources will provide cash on terms favorable to the Company. Consequently, the inability to access alternate sources of cash on terms similar to its existing agreement could adversely affect the Company’s operations.

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

Strike or work stoppage by our union employees could disrupt our business. The inability to negotiate acceptable contracts with the unions could result in a strike or work stoppage and increased operating costs resulting from higher wages or benefits paid to union members or replacement workers.    Such outcome could have a material negative impact on the Company’s operations and financial results. Approximately 60% of Unified’s employees are covered by collective bargaining agreements that have various expiration dates ranging through 2011.

If we fail to maintain an effective system of internal controls, we may not be able to detect fraud or report our financial results accurately, which could harm our business and we could be subject to regulatory scrutiny.     Pursuant to Section 404 of the Sarbanes-Oxley Act of 2002 (“Section 404”), Unified will be required, beginning in its fiscal year 2008, to perform an evaluation of the Company’s internal controls over financial reporting, and beginning in fiscal year 2010, Unified’s independent registered public accounting firm will have to test and evaluate the design and operating effectiveness of such controls and publicly attest to such evaluation. The Company has prepared an internal plan of action for compliance with the requirements of Section 404, which includes a timeline and scheduled activities, although as of the date of this filing the Company has not yet completed its effectiveness evaluation. Although the Company believes its internal controls are operating effectively, the Company cannot guarantee that it will not have any material weaknesses. Compliance with the requirements of Section 404 is expected to be expensive and time-consuming. If the Company fails to complete this evaluation in a timely manner, the Company could be subject to regulatory scrutiny and a loss of lender and shareholder confidence in our internal controls. In addition, any failure to implement required new or improved controls, or difficulties encountered in their implementation, could harm the Company’s operating results or cause the Company to fail to meet its reporting obligations.

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

A failure to successfully integrate the Seattle Operations could reduce our profitability.    A failure to successfully integrate the Acquisition into our existing operations may cause the Company’s results to not meet anticipated levels. The Company structured the Acquisition to minimize financial risk by purchasing only certain assets and assuming only certain liabilities. However, if the value of those assets were to decrease, the Company may experience reduced profitability. Additionally, the Company has commenced integrating the Seattle Operations into our information technology systems and management processes. If we are unsuccessful in integrating the Acquisition, the Company may not achieve projected operating results, management may have to divert valuable resources to oversee and manage the integration, and the Company may have to make additional investments in the acquired operations.

Each method used to meet the Class B Share requirement has its own tax consequences.    Class B Shares required to be held by a new Member may be purchased directly at the time of admission as a Member or may be acquired over the five consecutive fiscal years commencing with the first year after admission as a Member at the rate of 20% per year. In addition, certain Members, including former shareholders of United Grocers, Inc. or Associated Grocers, Incorporated, may elect to satisfy their Class B Share requirement only with respect to stores owned at the time of admission as a Member solely from their patronage dividend distributions. Each of these purchase alternatives may have tax consequences which are different from those applicable to other purchase alternatives. Members and prospective Members are urged to consult their tax advisers with respect to the application of U.S. federal income, state or local tax rules to the purchase method selected.

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

Unified is subject to interest rate changes on its notes payable under the Company’s credit agreements that may affect the fair value of the notes payable, as well as cash flow and earnings. Based on the notes payable outstanding at June 28, 2008 and the current market condition, a one percent change in the applicable interest rates would impact the Company’s annual cash flow and pretax earnings by approximately $1.6 million.

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

The majority of the Company’s investments are held primarily by two of its insurance subsidiaries, and include U.S. government agency mortgage-backed securities, high quality investment grade corporate bonds, and U.S. government treasury securities. These investments have readily determinable market values based on actively traded securities in the marketplace, and they have experienced a decrease in market value since the beginning of the Company’s fiscal year. Life insurance investments tied to the equity markets have been negatively impacted by the market decline that took place during the thirty-nine weeks ended June 28, 2008, although such impact is deemed by management to be temporary in nature.

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

Changes in internal controls over financial reporting.    Management, with the participation of the CEO and CFO of the Company, has evaluated any changes in the Company’s internal control over financial reporting that occurred during the most recent fiscal quarter. Based on that evaluation, management, the CEO and the CFO of the Company have concluded that no change in our internal control over financial reporting (as defined in Rule 13a-15(f) under the Securities Exchange Act of 1934) occurred during the quarter ended June 28, 2008 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

The Company is a non-accelerated filer and is required to comply with the internal control reporting and disclosure requirements of Section 404 of the Sarbanes-Oxley Act for fiscal years ending on or after December 15, 2007. Accordingly, the Company will be required, beginning in our 2008 fiscal year, to perform an evaluation of our internal control over financial reporting, and beginning in our 2010 fiscal year, our independent registered public accounting firm will have to test and evaluate the design and operating effectiveness of such controls and attest to the effectiveness of the Company’s internal controls over financial reporting. The Company is currently in the documentation and testing phases of its Section 404 compliance and will be required to comply with these disclosure requirements in its Annual Report on Form 10-K for its fiscal year ending September 27, 2008.

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

ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

COMPANY PURCHASES OF EQUITY SECURITIES

Period	Total Number of Shares Purchased	Average Price Paid Per Share
March 30, 2008 – April 26, 2008	2,450 Shares	$245.79
April 27, 2008 – May 24, 2008	— Shares	—
May 25, 2008 – June 28, 2008	4,550 Shares	$245.79

Total	7,000 Shares	$245.79

Refer to “Redemption of Capital Stock” in Part I, Item 2 of this Quarterly Report on Form 10-Q for discussion of the Company’s share redemptions.

ITEM 3.	DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4.	SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None.

ITEM 5.	OTHER INFORMATION

None.

ITEM 6.	EXHIBITS

(a)		Exhibits

3.1

Amended and Restated Articles of Incorporation of the Registrant, as amended (incorporated by reference to Exhibit 3.1 to the Registrant’s Quarterly Report on Form 10-Q for the quarterly period ended on March 29, 2008, filed on May 13, 2008).

3.2		Bylaws of the Registrant, as amended (incorporated by reference to Exhibit 3.2 to the Registrant’s Annual Report on Form 10-K for the fiscal year ended September 29, 2007, filed on December 14, 2007).

4.41.1	*	Form of Pledge and Security Agreement (effective July, 2008).

4.42.1	*	Form of Member Subordination (effective July, 2008).

4.43.1	*	Form of Continuing Guaranty (effective July, 2008).

10.56.3	*,**	Amendment No. 3 to the Cash Balance Retirement Plan for Employees of Associated Grocers, Inc. amended as of June 17, 2008.

31.1*		Chief Executive Officer Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2*		Chief Financial Officer Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1*		Chief Executive Officer Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2*		Chief Financial Officer Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*	Filed herein.
**	Management contract or compensatory plan or arrangement.

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

Dated: August 12, 2008