Form 10-K
period 2008-09-27
UNIFIED GROCERS, INC.
filed 2008-12-12
CIK 320431

United States

Securities and Exchange Commission

Washington, D.C. 20549

Form 10-K

(Mark One)

☒ Annual report pursuant to Section 13 or 15(d) of the Securities

Exchange Act of 1934 for the fiscal year ended September 27, 2008 or

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes  ☒            No  ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☒

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See definitions of “large accelerated filer”, “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☐	Accelerated filer ☐	Non-accelerated filer ☒	Smaller reporting company ☐
(Do not check if a smaller reporting company)

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

The number of shares outstanding of each of the registrant’s classes of common stock, as of December 11, 2008, was as follows:

Class A: 182,350 shares	Class B: 482,616 shares	Class C: 15 shares	Class E: 238,617 shares

Documents Incorporated By Reference: Portions of the proxy statement for the 2009 annual meeting, which will be filed within 120 days of the end of the fiscal year, are incorporated by reference into Part III of this Form 10-K.

Part I

Item 1.    BUSINESS

General

Unified Grocers, Inc. (referred to in this Form 10-K as “Unified,” “the Company,” “we,” “us,” or “our”) is a retailer-owned, grocery wholesale cooperative serving supermarket, specialty and convenience store operators located primarily in the western United States and the South Pacific. Our customers range in size from single store operators to multiple store chains. We sell a wide variety of products typically found in supermarkets. We sell products and provide support services through Unified or through our specialty food subsidiary (Market Centre) and international sales subsidiary (Unified International, Inc.). We report all product sales in our Wholesale Distribution segment. We also provide support services to our customers through separate subsidiaries, including insurance and financing, and through our Wholesale Distribution segment, including promotional planning, retail technology, equipment purchasing services and real estate services. Insurance activities are reported in our Insurance segment while finance activities are grouped within our All Other business activities. The availability of specific products and services may vary by geographic region.

As part of an initiative to strengthen our corporate brand and image in the marketplace, in fiscal 2007, we began to do business as “Unified Grocers” for nearly all purposes, and effected a legal name change on February 20, 2008.

The Company’s customers include its owners (“Members”) and non-owners (“Non-Members”). We do business primarily with those customers that have been accepted as Members. Our Members operate supermarkets that range in size from single store operators to regional supermarket chains. Store sizes range from neighborhood stores of less than 10,000 square feet to large box format stores of over 80,000 square feet. Members are required to meet specific capitalization requirements, which include capital stock ownership and may include required cash deposits. In addition, each Member must meet minimum purchase requirements that may be modified at the discretion of the Company’s Board of Directors (the “Board”).

We distribute the earnings from activities conducted with our Members, excluding subsidiaries (“Patronage Business”), in the form of a patronage dividend. An entity that does not meet Member purchase requirements or does not desire to become a Member may conduct business with Unified as a Non-Member customer on a non-patronage basis. The earnings from our subsidiaries and from business conducted with Non-Members (“Non-Patronage Business”) are retained by the Company.

Unified is a California corporation organized in 1922 and incorporated in 1925. In September 1999, we completed a merger (the “Merger”) with United Grocers, Inc. (“United”), a grocery cooperative headquartered in Milwaukie, Oregon. In connection with the Merger, we changed our name from Certified Grocers of California, Ltd. (“Certified”) to Unified Western Grocers, Inc.

The Company’s strategic focus is to promote the success of independent retailers. A significant milestone was achieved in early fiscal 2008, when we purchased certain assets and assumed certain liabilities of Associated Grocers, Incorporated and its subsidiaries (“AG”), a retailer-owned grocery cooperative headquartered in Seattle, Washington (the “Acquisition”). AG primarily served retailers throughout Washington, Oregon, Alaska and the South Pacific.

Company Structure and Organization

Wholesale Business

Wholesale Distribution:    The Wholesale Distribution segment includes the results of operations from the sale of groceries and general merchandise products to both Members and Non-Members. Our Wholesale Distribution segment represented approximately 99% of consolidated net sales for the fiscal years ended September 27, 2008 (“2008 Period” or “fiscal 2008”), September 29, 2007 (“2007 Period” or “fiscal 2007”) and September 30, 2006 (“2006 Period” or “fiscal 2006”). The Wholesale Distribution segment includes a broad range of branded and corporate label products in nearly all product categories found in a typical supermarket including dry grocery, frozen food, deli, meat, dairy, eggs, produce, bakery, ethnic, gourmet, specialty foods and general merchandise products.

Patronage Business:    The Company conducts business with Members on both a patronage and non-patronage basis. The Patronage Business is conducted through one of the Company’s three patronage earnings divisions: the Southern California Dairy Division, the Pacific Northwest Dairy Division and the Cooperative Division.

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

Non-Patronage Business:    The Company also conducts business with Non-Members on a non-patronage basis in the Wholesale Distribution segment through our Cooperative Division, Market Centre and Unified International, Inc. These businesses sell products to both Members and Non-Members. Earnings from Non-Patronage Business activities are retained by the Company.

Supply Agreements:    During the normal course of business, Unified enters into supply agreements with certain Members and Non-Member customers. These agreements typically require that the Member or Non-Member customer purchase specified amounts of their merchandise requirements from Unified and obligates the Company to supply such merchandise pursuant to agreed-upon terms and conditions relating to matters such as pricing (i.e., mark-up) and delivery. The supply agreements vary with respect to terms and length.

Products

National Brands:    Unified supplies more than 75,000 national and regional brand items, which represented approximately 87% of the Company’s net sales in the Wholesale Distribution segment in fiscal 2008. The Company believes that national and regional brands are attractive to chain accounts and other customers seeking consistent product availability throughout their operations. Unified’s national brand strategy is to foster close relationships with many national suppliers, which provide important sales and marketing support to the Company.

Corporate Brands:    Unified’s corporate brands enable the Company to offer its customers an exclusive and expanding line of product alternatives to comparable national brands across a wide range of price points. Unified’s two-tier corporate brand strategy emphasizes certain brands as a direct alternative to national brand items and other brands as an alternative to lower cost regional labels. Unified sells an extensive line of food and non-food items under various corporate brands. Sales of Unified’s corporate brands represented approximately 13% of the Company’s net sales in the Wholesale Distribution segment in fiscal 2008. Unified currently offers over 5,000 corporate brand products, including dry grocery, frozen, delicatessen, general merchandise, ice cream, fluid milk and bakery. These products are sold under the following corporate labels: Western Family, Springfield, Special Value, Golden Crème, Cottage Hearth and Natural Directions. Western Family and Natural Directions products are acquired from Western Family Holding Company, of which the Company holds a partial ownership interest (see Note 5 to Notes to Consolidated Financial Statements in Part II, Item 8, “Financial Statements and Supplementary Data.”). The Company operates its own bakery and milk, water and juice bottling manufacturing facilities in Los Angeles, California, selling such products under the Springfield, Golden Crème and Cottage Hearth brands. With the exception of certain bakery, milk, water and juice products, all corporate brands are manufactured by third parties.

Facilities and Transportation:    As of September 27, 2008, the Company operates approximately 5.0 million square feet of warehouse and manufacturing space throughout its marketing area. These combined facilities provide more than 80,000 items to our Member and Non-Member customers.

•

Southern California:    The Company owns and operates a dry grocery warehouse facility in Commerce and a combined frozen foods/refrigerated warehouse facility in Santa Fe Springs. The Company also leases a cold and frozen storage facility in Santa Fe Springs and a perishable foods warehouse facility in Los Angeles. These facilities serve our Members and Non-Member customers in Southern California, Southern Nevada, Arizona, New Mexico, Texas and Colorado. The Company owns and operates a bakery manufacturing facility and a milk, water and juice processing plant, both in Los Angeles. These facilities primarily serve Member and Non-Member customers in Southern California.

•

Northern California:    The Company owns a dry grocery and a combined frozen foods/refrigerated warehouse facility in Stockton. We lease a dry warehouse facility in Fresno. The Stockton facility provides dry grocery, frozen and refrigerated foods primarily to our Members and Non-Member customers in Northern California, Hawaii, Northern Nevada and the South Pacific. The Stockton facility also supplies gourmet, specialty, and natural/organic foods to all three of the Company’s marketing regions. The Fresno facility distributes general merchandise to Members and Non-Member customers throughout California, Nevada, Hawaii, Arizona, New Mexico, Texas and the South Pacific.

•

Pacific Northwest:    The Company owns and operates a full-service facility in Milwaukie, Oregon that provides dry grocery, frozen and refrigerated foods, as well as general merchandise. In connection with the Acquisition, we assumed the leases for a full-service facility in Seattle, Washington along with a satellite facility in Renton, Washington. The facilities serve the Company’s Pacific Northwest region, which includes Alaska, Oregon, Washington, Idaho, California and the South Pacific.

In conjunction with the Acquisition, the Company began to review the overall logistics model for the Pacific Northwest region. The need to develop a new comprehensive logistics model was predicated on the fact that the lease on the main warehouse and office complex in Seattle (formerly operated by AG) is short-term in nature and the configuration of this complex is not optimum. The objective of the review is to determine the size, configuration and location(s) for a distribution facility (facilities) in the Pacific Northwest to best serve our customers in the region. The Company expects to complete its review of the overall logistics model by the end of fiscal 2009.

One of Unified’s competitive strengths lies in its ability to provide the many different items Member and Non-Member customers need to compete across multiple retail formats. Rather than continuing to build the additional warehouse space necessary to store and distribute duplicate items in all regions, Unified has focused on redefining the supply chain by extending the reach of our current facilities. This strategy enables Unified to provide unique products across the Company, without having to maintain duplicate inventories in each region. For example, the Company’s specialty food subsidiary, Market Centre, operates a portion of its business out of our facility in Stockton, California and provides gourmet, specialty, and natural/organic foods to all three of the Company’s marketing regions, eliminating the need to buy, store, and manage three duplicate inventories. By extending the reach of our facilities, Unified is also able to supply unique items to our customers on a just-in-time basis, which minimizes the Company’s inventory-carrying requirement.

The Company operates a fleet of 439 tractors and 1,241 trailers that it uses to distribute products to its customers. Customers have the choice of two delivery options. Customers may elect to have the Company deliver orders to their stores or warehouse locations or may choose to pick their orders up from the Company’s distribution centers. Approximately 60% of the Company’s sales are delivered by its own fleet.

Insurance Business

The Company’s insurance business includes the results of operations for the Company’s three insurance subsidiaries (Unified Grocers Insurance Services, formerly Grocers and Merchants Insurance Service, Inc., Springfield Insurance Company and Springfield Insurance Company, Ltd.). These subsidiaries provide insurance and insurance-related services, including workers’ compensation and liability insurance policies, to both the Company and its Member and Non-Member customers.

Unified Grocers Insurance Services is an insurance agency that places business with insurance carriers, both non-affiliated and Springfield Insurance Company. Springfield Insurance Company, Ltd. is a captive re-insurer for Springfield Insurance Company.

Unified Grocers Insurance Services is a licensed insurance agency in California, Alaska, Arizona, New Mexico, Nevada, Oregon, Texas, Washington and Utah. Springfield Insurance Company is a licensed insurance carrier in

California, Arizona, Nevada, Oregon, Texas, Washington and Utah. Springfield Insurance Company, Ltd. is a licensed insurance carrier in the Commonwealth of Bermuda.

The Company’s insurance business accounts for approximately 1% of the Company’s consolidated net sales for the fiscal years ended September 27, 2008, September 29, 2007 and September 30, 2006.

Other Support Businesses

The Company’s other support businesses, consisting primarily of a financing entity, collectively accounted for less than 1% of the Company’s consolidated net sales for the fiscal years ended September 27, 2008, September 29, 2007 and September 30, 2006. Beginning in fiscal 2004, and continuing through the third fiscal quarter of fiscal 2008, the Company’s other support businesses also included the consolidation of a variable interest entity as discussed in Note 3 of Notes to Consolidated Financial Statements in Item 8, “Financial Statements and Supplementary Data.” As of September 27, 2008, this entity is no longer consolidated.

Employees

As of September 27, 2008, Unified employed approximately 3,496 employees, of whom approximately 59% are represented by labor unions under 25 collective bargaining agreements. The International Brotherhood of Teamsters represents a significant majority of employees covered by labor contracts. Collective bargaining agreements affecting the Company’s employees have various expiration dates ranging through 2011. The Company believes its labor relations with the various local unions are good.

Industry Overview and the Company’s Operating Environment

Competition

The grocery industry, including the wholesale food distribution business, is highly competitive, and is characterized by high volume and low profit margins. As a result of heightened competition, the grocery industry has trended towards vertical integration, alternative format grocery stores (including warehouse club stores and supercenters) and mergers and acquisitions among competing organizations. The drivers of mergers or acquisitions include the need to consolidate to increase efficiency, sales, buying power and resource sharing. In response to the heightened competitive environment, our Acquisition of AG in early fiscal 2008 expanded our capacity to serve retailers throughout Washington, Oregon, Alaska and the South Pacific. All of these drivers are central to enabling an organization to achieve its strategic and financial objectives more effectively than it could without the benefit of consolidation within the industry.

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

In helping our Member and Non-Member customers remain competitive, we emphasize providing a high quality and diverse line of products, competitive pricing and timely and reliable deliveries. We also provide a wide range of other services, such as financing and insurance, to further support our Members’ and Non-Member customers’ businesses.

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

To further enhance our strategy to help our customers differentiate themselves from the competition, Market Centre, our specialty products subsidiary, sells grocery products in four categories: gourmet, ethnic foods, natural/organic products and confections. In addition to supplying these products, Market Centre offers a wide range of retail support services, including category development and management, merchandising services, marketing programs and promotional strategies.

We also support growth by offering product promotions and by supporting and sponsoring major events that help promote sales at the retail level.

Economic Factors

We are impacted by changes in the overall economic environment. In recent periods, the Company has experienced significant volatility in the cost of certain commodities, a general increase in the cost of ingredients for our manufactured breads and processed fluid milk, and the cost of packaged goods purchased from other manufacturers. The Company’s pricing programs are designed to pass these costs on to our customers; however, the Company may not always be able to pass such increases to customers on a timely basis. Any delay may result in a less than full recovery of price increases.

The majority of Unified’s investments (approximately 83%) are held by two of our insurance subsidiaries, and include U.S. government agency mortgage-backed securities, high quality investment grade corporate bonds, and U.S. government treasury securities. These investments generally have readily determinable market values based on actively traded securities in the marketplace. Investments that are not actively traded are valued based upon inputs including quoted prices for identical or similar assets. Collectively, these investments have experienced a decrease in market value since the beginning of fiscal 2008. Approximately 12% of Unified’s investments are held by our Wholesale Business, which consists primarily of Western Family Holding Company (“Western Family”) common stock. Western Family is a private cooperative located in Oregon from which the Company purchases food and related general merchandise products. Approximately 5% of our investments are held by our other support businesses and consist primarily of an investment by the Company’s finance subsidiary in a third party bank. The third party bank operates as a cooperative and therefore its borrowers are required to own its Class B stock.

Life insurance investments tied to the equity markets have performed well in recent years; however, they have been negatively impacted by the market decline that took place during fiscal year 2008.

External factors continue to drive increases in costs associated with fuel and employee health care benefits. Diesel fuel costs increased significantly during fiscal year 2008. Our pricing includes a fuel surcharge on product shipments to recover excess fuel costs over a specified index. Historically, the surcharge has been reviewed and adjusted when indications suggested that a change in the cost of fuel was other than temporary. Commencing in April 2008, in response to the sustained increase in fuel costs, we began to review and adjust our fuel surcharge on a monthly basis to more timely reflect changes in fuel costs not previously passed through to customers as they were incurred.

Additionally, wage increases occur as a result of negotiated labor contracts and adjustments for non-represented employees. Costs associated with our workers’ compensation coverage in California have significantly declined and stabilized after several years of cost increases. We continually focus attention on initiatives aimed at improving business processes and managing costs. We have also been upgrading our warehouse management systems as discussed below in “Technology.” The implementation of these initiatives has resulted in significant improvements throughout the Company, most notably in our distribution system, which has led to improved warehouse and transportation efficiencies.

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

Technological improvements in our distribution systems have been an area of concentration. Over the past several years, we have upgraded our warehouse and enterprise reporting systems to improve efficiencies, order fulfillment accuracy and internal management reporting capabilities. As a result, four of our five main facilities have been upgraded. This process has been instrumental in helping drive labor efficiencies. We expect to see additional warehouse improvements and order fulfillment accuracy as each facility fully realizes the benefits of the upgrade.

During fiscal 2006, we began a major renovation of our Stockton facility to add additional square footage and to install a mechanized conveyor system. This conveyor system will allow us to more effectively merge product warehoused at the facility with products sourced from our other facilities and key vendors. This will result in expanded product availability for our Members and Non-Member customers without the need to inventory these products in our Stockton facility. The renovations were completed during fiscal 2008.

We began an upgrade of our on-board tractor tracking and control system during fiscal 2007 and completed the upgrade in fiscal 2008. The upgrade will provide better tracking of the fleet to assist in dynamic routing and create more operational efficiencies.

Additionally, we continue to make improvements to better support our interactions with vendors and customers. We provide network connectivity, data exchange, and a portfolio of applications to our customers. Improving these tools allows independent retailers with varying formats and needs to benefit from standardization while making use of business applications best suited to their unique needs. Our retail support efforts centered most recently on offering a new Interactive Ordering System (IOS) hand-held device that allows for multiple applications to operate on one device. We have also helped our retailers upgrade their electronic payment terminals to be compliant with Payment Card Industry regulations.

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

Seasonality and Backlog

The Company’s Wholesale Distribution segment is not subject to significant seasonal fluctuations in demand. The Company does not typically experience a material backlog in sales orders or the fulfillment of customer orders.

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

The Company’s largest customer, Smart & Final, Inc., accounted for 10%, 12%, and 11% of total net sales for the fiscal years ended September 27, 2008, September 29, 2007 and September 30, 2006, respectively. Super Center Concepts, Inc. dba Superior Grocers, the Company’s second largest customer, accounted for 9%, 10%, and 10% for the fiscal years ended September 27, 2008, September 29, 2007 and September 30, 2006, respectively. The Company’s next eight largest customers combined accounted for 23%, 22% and 21% of total net sales for the fiscal years ended September 27, 2008, September 29, 2007 and September 30, 2006, respectively.

The Company’s ten largest customers’ accounts receivable accounted for approximately 33%, 37% and 33% of total accounts receivable at September 27, 2008, September 29, 2007 and September 30, 2006, respectively.

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

The Company completed the AG Acquisition in early fiscal 2008. At the time of the Acquisition, AG was serving customers that generated approximately $870 million in annual sales. Unified retained customers that represented approximately $760 million of the total AG annual sales. Customers representing approximately $680 million of the retained sales became Unified Members during the fourth quarter of fiscal 2008. The remaining customers continue to be served as Non-Member customers of Unified. For part of fiscal 2008, the Company served one AG customer as it transitioned to another wholesaler. This customer represented approximately $110 million in annual sales for AG. Unified’s sales to that transition customer during fiscal 2008 were approximately $65 million.

During fiscal 2008, changes to our membership base have occurred as indicated in the following table:

Membership Activity	Number of Members
Membership count as of September 29, 2007	474
New members	88
Members discontinued	42

Membership count as of September 27, 2008	520

Of the 88 new members, 76 are customers that were serviced by AG at the time of the Acquisition. Since the beginning of the equity enhancement program (see Item 7, “Equity Enhancement Plan”), a number of smaller-volume retailers have decided to conduct business with Unified as Non-Member customers rather than as Members. While the pricing program for these Non-Member customers is higher than that for Members, the benefit is that the change eliminates the need to own Class A and Class B Shares (see “Capital Shares” below). Conducting business as a Non-Member customer of Unified also allows a customer to maintain access to the broad product selection we offer that helps them stay competitive. In addition, Members also sold to or combined operations with other Members in fiscal 2008. Of the 42 Members who discontinued during fiscal 2008, 33 converted to Non-Member customer status with Unified, were sold, or combined operations with other existing Members. In substantially all cases, Unified continued to be their primary supplier. The remaining nine Members who discontinued during fiscal 2008 either closed their stores or switched to another supplier. The 2008 sales to these nine Members were $8.3 million. The 2007 sales to the nine Members were $11.7 million.

Sales in fiscal 2008 to the 12 new Members, excluding former AG customers, were $14.9 million. Annualized, this volume would be approximately $18.3 million.

Competitive Strengths

We are a full service provider of products and services to our retail Members and Non-Member customers. While equity ownership by our Members encourages loyalty, we must still offer competitive products, pricing and services. We provide nearly all product categories found in a typical supermarket, including dry grocery, frozen food, deli, meat, dairy, eggs, produce, bakery, ethnic, gourmet, specialty foods and general merchandise products. The combination of providing a wide variety of typical products plus an extensive line of specialty, meat and produce makes us unique as compared to our competition. Our services also include insurance, finance, real estate, equipment, advertising support, shelf layout and design, technology and other services. We also gather and disseminate industry information to keep our retailers updated on consumer trends, regulations, and products. We help our retailers identify and focus on consumer trends that enhance their opportunity for success. This broad offering allows our retailers to focus attention on developing differentiation strategies to help them compete more effectively in the marketplace. As they grow, we become stronger as well.

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

Class A Shares.    Class A Shares may be held only by Members of Unified. A Member (1) must own Class A Shares and Class B Shares in an amount specified by the Board; (2) must be of approved financial standing; (3) must be engaged in selling grocery and related products at retail or wholesale; (4) must purchase products from Unified in amounts and in a manner that is established by the Board; (5) must make application in such form as is prescribed by Unified; and (6) must be accepted as a Member by Board action. Each holder of Class A Shares is entitled to one vote per share on all matters to be voted upon by the shareholders, and are entitled to elect 80% of the authorized number of directors.

Prior to December 2002, Unified’s Bylaws required that each Member acquire and hold 100 Class A Shares. In December 2002, the Company adopted an equity enhancement plan (see Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations – Equity Enhancement Plan”). As part of this plan, the Board increased the required holdings of Class A Shares by a Member to 150 shares at the end of fiscal 2003,

200 shares at the end of fiscal 2004, 250 shares at the end of fiscal 2005, 300 shares at the end of fiscal 2006, and 350 shares at the end of fiscal 2007. Unified currently requires each Member to own 350 Class A Shares. The Board is authorized to accept Members without the issuance of Class A Shares when the Board determines that such action is justified by reason of the fact that the ownership of the Member is the same, or sufficiently the same, as that of another Member holding the required number of Class A Shares.

Class B Shares.    Each Member must also own such amount of Class B Shares as may be established by the Board. Unified currently requires each Member to hold Class B Shares having an issuance value equal to approximately twice the Member’s average weekly purchases from the Cooperative Division, except for meat and produce which are approximately one times the Member’s average weekly purchases from the Cooperative Division (the “Class B Share requirement”). If purchases are not made weekly, the average weekly purchases are based on the number of weeks in which purchases were actually made. For purposes of determining the Class B Share requirement, each Class B Share held by a Member has an issuance value equal to the Exchange Value Per Share of the Company’s outstanding shares at the close of the fiscal year end prior to the issuance of such Class B Shares. The holders of Class B Shares have the right to elect 20% of the authorized number of directors. Except as provided above or by California law, the holders of Class B Shares do not have any other voting rights.

The Class B Share requirement is determined twice a year, at the end of the Company’s second and fourth fiscal quarters, based on the Member’s purchases from the Cooperative Division during the preceding four quarters.

New Members typically must satisfy their Class B Share requirement entirely through the holding of Class B Shares by the end of the sixth year of membership. Class B Shares required to be held by a new Member may be purchased directly at the time of admission as a Member or may be acquired over the five consecutive fiscal years commencing with the first year after admission as a Member at the rate of 20% per year, if a subordinated cash deposit (“Required Deposit”) is provided for the full amount of the Class B Share requirement during the five-year build-up of the Class B Share requirement. The Required Deposit may generally be paid either in full upon acceptance as a Member or 75% upon acceptance and the balance paid over a 26-week period. Required Deposits for new stores or growth in the sales of existing stores can be paid either in full or with a 50% down payment and the balance paid over a 26-week period; replacement stores typically are treated as new stores for purposes of determining the treatment of the Required Deposit. Certain Members, including former shareholders of United or AG, may elect to satisfy their Class B Share requirement only with respect to stores owned at the time of admission as a Member solely from their patronage dividend distributions, and are not required to provide a Required Deposit. Member and Non-Member customers may be required to provide a non-subordinated credit deposit (“Credit Deposit”) in order to purchase products on credit terms established by the Company. “Credit Deposit” means any non-subordinated deposit that is required to be maintained by such Member or Non-Member customer in accordance with levels established by the credit office of Unified from time to time in excess of the amount of Required Deposits set by the Board.

Class B Shares are generally issued to Members as a portion of the Cooperative Division patronage dividends paid, if such Members do not hold enough Class B Shares to satisfy their Class B Share requirement. As Class B Shares are issued as part of a Member’s patronage dividend distribution, the Member receives credit against its Class B Share requirement based on the issuance value of such Class B Shares. If at the end of the Company’s second fiscal quarter, after giving effect to the Company’s next estimated Cooperative Division patronage dividend, the Member does not hold Class B Shares with a combined issuance value equal to the required amount of Class B Shares, Unified will typically require an additional subordinated deposit equal to such deficiency which, at Unified’s option, may be paid over a 26-week period. If following the issuance of Class B Shares as part of the patronage dividend distribution for any given fiscal year after the first year as a Member, the Member does not hold Class B Shares with a combined issuance value equal to the required amount of Class B Shares, then additional Class B Shares must be purchased by the Member in an amount sufficient to achieve the requirement. The additional Class B Shares may be paid for by charging the Member’s cash deposit account in an amount equal to the issuance value of the additional Class B Shares or by direct purchase by the Member, which may be paid over 26 weeks. The Board may increase or otherwise change the Class B Share requirement and payment terms at its discretion.

A reduced investment option is available if certain qualifications are met. The standard Class B Share investment requirement (“SBI”) is approximately twice the amount of the Member’s average weekly purchases from the Cooperative Division, except for meat and produce, which are approximately one times the Member’s average weekly purchases from the Cooperative Division. Members may apply for a reduced Class B Share investment requirement (“RBI”), which requires Members to pay for their purchases electronically on the statement due date and demonstrate credit worthiness. The purpose of the RBI is to encourage Member growth by offering a reduced requirement if the qualifications are met and to provide a cap on the investment requirement at certain volume levels. The RBI is based on a sliding scale such that additional purchase volume marginally reduces the requirement as a percentage of purchase volume. Members who do not apply for the RBI remain on the SBI. These changes were effective with the fiscal 2005 second quarter recalculation of the Class B Share investment requirement.

Certain Members, including those who were shareholders and customers of United or AG on the date of the United Merger or the AG Acquisition (“former shareholders of United and AG”), may elect to satisfy their Class B Share requirement with respect to stores owned at the time of admission as a Member solely from their patronage dividend distributions by electing to receive Class B Shares in lieu of 80% of the Cooperative Division qualified cash patronage dividends the Member otherwise would receive in the future until the Class B Share requirement is satisfied. During the build-up of its Class B Share requirement, such Member is not required to provide a Required Deposit with respect to stores owned at the time of admission as a Member but may be required to provide a non-subordinated Credit Deposit. Satisfaction of the Class B Share requirement of such Members relating to new stores or growth in the sales of existing stores may not be satisfied solely from their patronage dividend distributions, but is subject to the same payment requirements as apply to other Members.

Class C Shares.    Directors of the Company hold Class C Shares. Each director purchases one Class C Share for its stated value of ten dollars. Class C Shares are non-voting director qualifying shares and share in liquidation at a value of ten dollars per share. During fiscal 2007, the Board approved a resolution to redeem the Class C Shares, and the Company’s intention is to redeem and simultaneously cancel the outstanding shares.

Class E Shares.    In December 2002, as part of its fiscal 2003 equity enhancement plan, a new class of equity, denominated “Class E Shares,” was created (see Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Equity Enhancement Plan”). Class E Shares were issued as a portion of the patronage dividends issued for the Cooperative Division in fiscal years 2003 through 2008, and may be issued as a portion of the patronage dividends issued for the Cooperative Division in future periods, as determined annually at the discretion of the Board. The Class E Shares have a stated value of $100 per share, and, unless required by law, are non-voting equity securities. Dividends on Class E Shares may be declared and may be payable in unique circumstances solely at the discretion of the Board. Class E Shares are transferable only with the consent of the Company, which will normally be withheld except in connection with the transfer of a Member’s business to an existing or new Member for continuation of such business. Pursuant to the Company’s redemption policy, Class E Shares cannot be repurchased for ten years from their date of issuance unless approved by the Board or upon sale or liquidation of the Company.

Redemption of Capital Shares

The Articles of Incorporation and Bylaws currently provide that Unified’s Board has the absolute discretion to repurchase any Class A Shares, Class B Shares or Class E Shares of any outgoing Member regardless of when the membership terminated, and any Class B Shares in excess of the Class B Share requirement (“Excess Class B Shares”) held by a current Member, whether or not the shares have been tendered for repurchase and regardless of when the shares were tendered. The repurchase of Class A Shares, Class B Shares or Class E Shares is solely at the discretion of the Board. Pursuant to the Company’s redemption policy, Class E Shares cannot be repurchased for ten years from their date of issuance unless approved by the Board or upon sale or liquidation of the Company. After ten years, the holder may request that Unified, at the sole discretion of the Board, repurchase Class E Shares, even if the membership of the holder has not terminated. The Class E Shares, when redeemed, will be redeemed at stated value.

Excess Class B Shares may be redeemed at the sole discretion of the Board. If the Member tendering the shares for repurchase is current on all obligations owing to Unified and its subsidiaries, and no grounds exist for termination of membership, such redemption may be effected by paying to the Member or crediting to the Member’s account the redemption price. The redemption price for such shares shall be the same as provided on the termination of membership. If the Member tendering the shares for repurchase is not current on all obligations owing to Unified and its subsidiaries, and no grounds exist for termination of membership, Unified may redeem such Excess Class B Shares, with Unified having the right to apply the proceeds against all amounts owing to Unified or any of its subsidiaries. The right to deduct any amounts owing to Unified or its direct or indirect, present or future subsidiaries against the total redemption price for shares is solely at the option of the Company. Shareholders may not offset or recoup any obligations to Unified or such subsidiaries or otherwise refuse to pay any amounts owed to Unified or such subsidiaries.

Subject to the Board’s determination and approval to redeem shares, any repurchase of shares will be on the terms, and subject to the limitations and restrictions if any, set forth in:

•	The California General Corporation Law;

•	The Company’s Articles of Incorporation and Bylaws;

•	The Company’s redemption policy; and

•	Any credit or other agreements to which the Company is a party.

California General Corporation Law

The Company is subject to the restrictions imposed by the California General Corporation Law (the “CGCL”). Section 501 of the CGCL prohibits any distribution that would be likely to result in a corporation being unable to meet its liabilities as they mature. In addition, Section 500 of the CGCL prohibits any distribution to shareholders for the purchase or redemption of shares unless (a) the amount of retained earnings immediately prior thereto equals or exceeds the amount of the proposed distribution or (b) an alternative asset-liability ratio test is met. Historically, the Company maintained sufficient retained earnings to accomplish its share repurchase program. However, during fiscal year 2002, the Company’s retained earnings had been depleted such that they were inadequate to permit repurchase of the Company’s shares. This condition was reversed beginning in fiscal year 2003. However, there can be no assurance that the Company will be able in the future to redeem all shares tendered given the restrictions of the CGCL.

Articles of Incorporation and Bylaws

The Board has the right to amend the Company’s redemption policy at any time, including, but not limited to, changing the order in which repurchases will be made or suspending or further limiting the number of shares repurchased, except as otherwise may be expressly provided in the Articles of Incorporation. A copy of the Bylaws, which contains the Company’s redemption policy, was filed as Exhibit 3.2 to the Company’s Annual Report on Form 10-K for the fiscal year ended September 29, 2007, and is incorporated herein by reference.

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

There is no assurance that Unified’s financial condition will enable it to legally redeem shares tendered for redemption. Even if redemption is permitted by legal requirements, it is possible under Unified’s redemption policy that a Member’s Class B Shares will not be fully, or even partially, redeemed in the year in which they are tendered for redemption.

Unified’s Board will have the absolute discretion to redeem Excess Class B Shares or to redeem Class A, Class B or Class E Shares of any outgoing Member regardless of when the membership terminated or the Class B Shares were tendered. The Board will also have the right to elect to redeem Excess Class B Shares or Class E Shares even though such redemption has not been requested and without regard to each year’s five percent limit or any other provision of the redemption policy.

If the Company is not able to redeem all shares eligible for redemption in a given year, then the shares redeemed will be determined on a pro rata basis. See Item 5, “Market For Registrant’s Common Equity, Related Shareholder Matters and Issuer Purchases of Equity Securities” for recent redemption activity.

Credit or Other Agreements

The Company is a party to credit agreements under which redemptions of Class A, Class B and Class E Shares are prohibited during the period of a breach or an event of default under the credit agreements.

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

•

Pacific Northwest Dairy Division: Patronage earnings attributable to the Pacific Northwest Dairy Division are generated for this division from sales of dairy products manufactured by third party suppliers located in Oregon. Patronage dividends are paid solely to Members who purchase dairy products from the Pacific Northwest Dairy Division.

•

Cooperative Division: Patronage earnings attributable to the Cooperative Division are generated from all patronage activities of Unified, other than the Southern California and Pacific Northwest Dairy Divisions discussed above, regardless of geographic location. Patronage dividends for this division are paid based on the qualified patronage purchases of the following types of products: dry grocery, deli, health and beauty care, tobacco, general merchandise, frozen food, ice cream, meat, produce and bakery.

The following table summarizes the patronage dividend earnings of Unified during the past three fiscal years.

(dollars in thousands)
Division	2008	2007	2006
Cooperative	$11,343	$6,528	$10,726
Southern California Dairy	10,065	10,544	9,731
Pacific Northwest Dairy	651	608	516

Total	$22,059	$17,680	$20,973

The Company tracks the volume of qualifying patronage purchases by Members from the Company in the respective divisions on an individual member basis. The Cooperative dividend is calculated and distributed at the end of the year in proportion to the qualified patronage sales during the year. During the 2008 Period, 2007 Period and the 2006 Period, Cooperative patronage dividends have been positively impacted by improved operating results, along with favorable settlements and legal judgments, in addition to California workers’ compensation legislative reforms that were passed in 2003 and 2004. A summary by Period is as follows:

•

During the 2008 Period, the Company’s growth in patronage earnings was primarily due to growth in our existing Members’ business and a decrease in workers’ compensation expenses, partially offset by additional costs incurred to close our Hayward facility and consolidate its operations into our Stockton facility and an increase in diesel fuel expense.

•

During the 2007 Period, the Company received net litigation settlements that increased Cooperative earnings by $0.8 million. In addition, Cooperative earnings were increased by $0.7 million as a result of reduced workers’ compensation reserves relative to years prior to the 2007 Period.

•

During the 2006 Period, the Company received payment of a legal judgment that increased earnings by $3.0 million. In addition, Cooperative earnings were increased $2.6 million as a result of reductions in workers’ compensation reserves relative to years prior to the 2006 Period.

See additional discussion in Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Wholesale Distribution Segment.” Dairy dividends are calculated quarterly and are distributed in proportion to the qualified patronage sales during the quarter. Total patronage earnings are based on the combined results of the Southern California Dairy Division, the Pacific Northwest Dairy Division and the Cooperative Division. In the event of a loss in one division, the Board will make an equitable decision with respect to the treatment of the loss.

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

In fiscal 2003, the Company issued $3.3 million of subordinated patronage dividend certificates (“Patronage Certificates”) as a portion of its patronage dividends due to Members for fiscal 2002. Patronage Certificates typically have a term of five years and an interest rate approximating the five-year treasury rate as such rate exists at fiscal year end, and such rate is to be adjusted annually thereafter to approximate the same benchmark interest rate on each anniversary of the fiscal year end. These Patronage Certificates are included in subordinated patronage dividend certificates as of September 29, 2007 in the accompanying consolidated balance sheets (see Part II, Item 8, “Financial Statements and Supplementary Data”). These Patronage Certificates were paid in full in December 2007.

For fiscal 2008, fiscal 2007 and fiscal 2006, patronage dividends in the Cooperative Division were paid to Members as follows:

•	The first 30% of the patronage dividend was non-qualified and distributed in Class E Shares.

•	The remaining 70% of the patronage dividend was qualified and distributed as a combination of cash and Class B Shares as follows:

•	The first 20% of this portion of the dividend was paid in cash.

•

The remaining amount was paid in Class B Shares to the extent of any deficiency in the Member meeting its Class B Share requirement, and the remainder was deposited in cash to the Member’s deposit fund.

The accompanying financial statements reflect patronage dividends earned by Members as of the fiscal year ended September 27, 2008 (see Part II, Item 8, “Financial Statements and Supplementary Data”). The actual distribution of the dividend is anticipated to take place in early 2009.

Patronage dividends generated by the dairy divisions are paid quarterly and have historically been paid in cash.

Minimum Purchase Requirements

Unified requires that each Member meet the minimum purchase requirements established by the Board, which may be modified from time to time. In April 2008, the Board increased the purchase threshold typically required to qualify as a Member from $5,000 per week to $1 million annually. Persons who were Members on the date of this change, or who were shareholders or customers of AG on the date of the AG Acquisition are not subject to this change. Exceptions to the minimum purchase requirements may be granted by the Board.

An entity that does not meet the requirements to be a Member, or does not desire to become a Member typically may conduct business with Unified as a Non-Member customer on a non-patronage basis. However, any customer who purchases more than $3 million of products annually is typically required to be a Member.

Member Equity Investments

Unified generally requires that its Members own Class B Shares pursuant to a formula based on average weekly purchases from the Company or the amount of the Member’s average purchases if purchases are not made on a regular basis. Class B Shares required to be held by a new Member may be purchased directly at the time of admission as a Member or may be acquired over the five consecutive fiscal years commencing with the first year after admission as a Member at the rate of 20% per year, if a Required Deposit is provided for the full amount of the Class B Share requirement during the five-year build-up of the Class B Share requirement. The Required Deposit may generally be paid either in full upon acceptance as a Member or 75% upon acceptance and the balance paid over a 26-week period. Required Deposits for new stores or growth in the sales of existing stores can be paid either in full or with a 50% down payment and the balance paid over a 26-week period; replacement stores typically are treated as new stores for purposes of determining the treatment of the Required Deposit. Certain Members, including former shareholders of United or AG, may elect to satisfy their Class B Share requirement only with respect to stores owned at the time of admission as a Member solely from their patronage dividend distributions, and are not required to provide a Required Deposit. Member and Non-Member customers may be required to provide a Credit Deposit in order to purchase products on credit terms established by the Company.

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

New Members typically must satisfy their Class B Share requirement entirely through the holding of Class B Shares by the end of the sixth year of membership. Class B Shares are generally issued to Members as a portion of the Cooperative Division patronage dividends paid, if such Members do not hold enough Class B Shares to satisfy their Class B Share requirement. As Class B Shares are issued as part of a Member’s patronage dividend distribution, the Member receives credit against its Class B Share requirement based on the issuance value of such Class B Shares. If at the end of the Company’s second fiscal quarter, after giving effect to the Company’s next estimated Cooperative Division patronage dividend, the Member does not hold Class B Shares with a combined issuance value equal to the required amount of Class B Shares, Unified will typically require an additional subordinated deposit equal to such deficiency which, at Unified’s option, may be paid over a 26-week period. If following the issuance of Class B Shares as part of the patronage dividend distribution for any given fiscal year after the first year as a Member, the Member does not hold Class B Shares with a combined issuance value equal to the required amount of Class B Shares, then additional Class B Shares must be purchased by the Member in an amount sufficient to achieve the requirement. The additional Class B Shares may be paid for by charging the Member’s cash deposit account in an amount equal to the issuance value of the additional Class B Shares or by direct purchase by the Member, which may be paid over 26 weeks. The Board may increase or otherwise change the Class B Share requirement and payment terms at its discretion.

Certain Members, including former shareholders of United and AG, also may elect to satisfy their Class B Share requirement with respect to stores owned at the time of admission as a Member solely from their patronage dividend distributions by electing to receive Class B Shares in lieu of 80% of the Cooperative Division qualified cash patronage dividends the Member otherwise would receive in the future until the Class B Share requirement is satisfied. During the build-up of its Class B Share requirement, such Member is not required to provide a Required Deposit with respect to stores owned at the time of admission as a Member but may be required to provide a non-subordinated Credit Deposit. Satisfaction of the Class B Share requirement of such Members relating to new stores or growth in the sales of existing stores may not be satisfied solely from their patronage dividend distributions, but is subject to the same payment requirements as apply to other Members.

At any given time, the Company’s required cash deposits may be less than otherwise would be required (referred to as a “deposit fund deficiency”) as a result of Members having been approved to build deposits over time or in cases where their Required Deposits are waived. Deposit fund deficiencies typically occur when Members do not maintain sufficient Required Deposits to meet the Class B Share requirement. The Member deposit fund deficiency was approximately $3.6 million, $3.5 million and $5.0 million at September 27, 2008, September 29, 2007 and September 30, 2006, respectively. The deposit fund deficiencies consisted of approximately $2.6 million, $2.3 million and $3.7 million at September 27, 2008, September 29, 2007 and September 30, 2006, respectively, of Members that were approved to build deposit fund requirements over time, and approximately $1.0 million in fiscal 2008, $1.2 million in fiscal 2007 and $1.3 million in fiscal 2006, respectively, of former United members that elected to assign at least 80% of the Cooperative Division qualified cash patronage dividends to fulfill deposit fund requirements. Pursuant to Unified’s merger agreement with United, former United members were not required to provide a Required Deposit with respect to stores owned at the time of admission as a Member; however, they agreed to maintain a receivable with the Company for the deficiency. Former AG members were likewise not required to provide a Required Deposit with respect to stores owned at the time of admission as a Member; however, they were not required to maintain a receivable with the Company. As discussed above, former AG members may elect to satisfy the related Class B Share requirement solely from their patronage dividend distributions.

A reduced investment option is available if certain qualifications are met. The SBI is approximately twice the amount of the Member’s average weekly purchases from the Cooperative Division, except for meat and produce, which are approximately one times the Member’s average weekly purchases from the Cooperative Division. Members may apply for a reduced investment requirement, the RBI, which requires Members to pay for their purchases electronically on the statement due date and demonstrate credit worthiness. The purpose of the RBI is to encourage Member growth by offering a reduced requirement if the qualifications are met and to provide a cap on the investment requirement at certain volume levels. The RBI is based on a sliding scale such that additional purchase volume marginally reduces the requirement as a percentage of purchase volume. Members who do not apply for the RBI remain on the SBI. However, once a Member has elected the RBI option, it must notify Unified in writing if it wishes to change its election. Generally, changes can only be made at the time of the second quarter recalculation of the Class B Share requirement in March. Certain Members, including former shareholders of United or AG, who are permitted to satisfy their Class B Share requirement only with respect to stores owned at the time of admission as a Member solely from their patronage dividend distributions, must remain on the RBI and typically will not be permitted to change their election to the SBI until they have satisfied their Class B Share requirement.

The Required Deposits and all Patronage Certificates of Members are contractually subordinated and subject to the prior payment in full of certain senior indebtedness of the Company. As a condition of becoming a Member, each Member is required to execute a subordination agreement providing for the subordination of the Member’s Required Deposits and all Patronage Certificates. Generally, the subordination is such that no payment can be made by the Company with respect to the Required Deposits and Patronage Certificates in the event of an uncured default by the Company with respect to senior indebtedness, or in the event of dissolution, liquidation, insolvency or other similar proceedings, until all senior indebtedness has been paid in full.

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

Pledge of Shares, Patronage Certificates and Guarantees

The Company requires Members to pledge, as collateral, all Class A, Class B and Class E Shares of the Company, all other shares and securities issued from time to time to Members by Unified, all deposits and deposit accounts with Unified and all distributions thereon (including Patronage Certificates) and products and proceeds thereof, to secure their obligations to Unified and its direct or indirect, present or future subsidiaries. Such security is also pledged to Unified and such subsidiaries to secure the prohibition against the transfer of their collateral and to secure Unified’s rights to repurchase any shares of Unified held by them. Upon termination of membership of a Member or any affiliate of a Member, or default by a Member or any affiliate of a Member of any agreement with Unified or such subsidiaries, Unified is under no obligation to return any collateral pledged to it or such subsidiaries, or any proceeds thereof, so long as there are any matured or unmatured, contingent or unliquidated amounts owed by the Member to, or obligations that remain to be performed by the Member for the benefit of, Unified or such subsidiaries. The Company does not permit the Member to offset or recoup any obligations owing to Unified or such subsidiaries or otherwise refuse to pay any amounts owed to Unified or such subsidiaries. However, Unified and such subsidiaries retain all rights of offset and recoupment and furthermore, the 2008 form of pledge agreement provides that Unified and such subsidiaries each have the right to offset and recoup any obligations owed by the Member to any of them.

As part of the credit evaluation process, individual shareholders of corporate Members, including those who became Members from AG, may be required to guarantee the obligations of the corporate Member, except that former shareholders of United who were, at the date of the Merger, in compliance with their obligations to United and its subsidiaries are not required to provide individual guarantees in the absence of financing transactions.

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

Unified is subject to federal income tax and various state taxes on the net earnings of the business with or for Members that are not distributed as qualified written notices of allocation and on the net earnings derived from Non-Patronage Business. In fiscal 2002, as part of its equity enhancement plan, the Company issued nonqualified written notices of allocation in the form of Class B Shares and Patronage Certificates. In fiscal 2005, 2004 and 2003, the Company issued nonqualified written notices of allocation in the form of Class B Shares and Class E Shares. In fiscal 2008, 2007 and 2006, the Company issued qualified and nonqualified written notices of allocation in the form of Class B Shares and Class E Shares, respectively. The Member does not include a nonqualified written notice of allocation, whether in Class B Shares, Class E Shares or Patronage Certificates, as taxable income in the year of receipt and the Company is not entitled to an income tax deduction in the year of issuance. When the nonqualified written notice of allocation is redeemed for cash or property, the Member will have ordinary taxable income and the Company will have an income tax deduction for the amount of the redemption.

Members are urged to consult their tax advisors with respect to the applicability of U.S. federal income, state or local tax rules on the ownership and disposition of Class A, B and E Shares and the receipt of Patronage Certificates with respect to their own tax status.

Availability of SEC Filings

Unified makes available, free of charge, through its website (http://www.unifiedgrocers.com) its Forms 10-K, 10-Q and 8-K, as well as its registration statements, proxy statements and all amendments to those reports, as soon as reasonably practicable after those reports are filed electronically with the Securities and Exchange Commission (“SEC”). A copy of any of the reports filed with the SEC can be obtained from the SEC’s Public Reference Room at 100 F Street, N.E., Washington, D.C. 20549. A copy may also be obtained by calling the SEC at 1-800-SEC-0330. All reports filed electronically with the SEC are available on the SEC’s website at http://www.sec.gov.

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

The markets in which we operate are highly competitive; characterized by high volume and low profit margins, customer incentives (including pricing, variety, and delivery) and industry consolidation.    The shifting of market share among competitors is typical of the wholesale food business as competitors attempt to increase sales in various markets. A significant portion of the Company’s sales are made at prices based on the cost of products it sells plus a markup. As a result, the Company’s profit levels may be negatively impacted if it is forced to respond to competitive pressure by reducing prices.

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

We will continue to be subject to the risk of loss of Member and Non-Member customer volume.    The Company’s operating results are highly dependent upon either maintaining or growing its distribution volume to its customers. The Company’s largest customer, Smart & Final, Inc., a Non-Member customer, and the ten largest Member and Non-Member customers constituted approximately 10%, and 42%, respectively, of total sales for the fiscal year ended September 27, 2008. A significant loss in membership or volume could adversely affect the Company’s operating results. We will continue to be subject to the risks associated with consolidation within the grocery industry. When independent retailers are acquired by large chains with self-distribution capacity, are driven from business by larger grocery chains, or become large enough to develop their own self-distribution system, we will lose distribution volume. Members may also select other wholesale providers. Reduced volume is normally injurious to profitable operations since fixed costs must be spread over a lower sales volume if the volume cannot be replaced.

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

We are vulnerable to changes in general economic conditions.    The Company is affected by certain economic factors that are beyond its control, including changes in the overall economic environment. In recent periods, the Company has experienced significant volatility in the cost of certain commodities, a general increase in the cost of ingredients for our manufactured breads and processed fluid milk, and the cost of packaged goods purchased from other manufacturers. An inflationary economic period could impact the Company’s operating expenses in a variety of areas, including, but not limited to, employee wages, benefits and workers’ compensation insurance, as well as energy and fuel costs. A portion of the risk related to wages and benefits is mitigated by bargaining agreements that contractually determine the amount of such increases. General economic conditions also impact our pension plan liabilities, as the assets funding or supporting these liabilities are invested in securities that are subject to interest rate and stock market fluctuations. A portion of the Company’s debt is at floating interest rates and an inflationary economic cycle typically results in higher interest costs. The Company operates in a highly competitive marketplace and passing on such cost increases to customers could be difficult. To the extent the Company is unable to mitigate increasing costs, patronage dividends may be reduced and/or the Exchange Value Per Share of the Company’s shares may decrease, thereby reducing the value of the Members’ Class A and Class B Shares.

Changes in the economic environment could adversely affect Unified’s customers’ ability to meet certain obligations to the Company or leave the Company exposed for obligations the Company has guaranteed. Loans to Members, trade receivables and lease guarantees could be at risk in a sustained economic downturn. The Company establishes reserves for notes receivable, trade receivables, and lease commitments for which the Company may be at risk for default. Under certain circumstances, the Company would be required to foreclose on assets provided as collateral or assume payments for leased locations for which the Company has guaranteed payment. Although the Company believes its reserves to be adequate, the Company’s operating results could be adversely affected in the event that actual losses exceed available reserves.

The Company may on occasion hold investments in the common and/or preferred stock of Members and suppliers. These investments are generally held at cost or the equity method and are periodically evaluated for impairment. As a result, changes in the economic environment that adversely affect the business of these Members and suppliers could result in the write-down of these investments. This risk is unique to a cooperative form of business in that investments are made to support Members’ businesses, and those economic conditions that adversely affect the Members can also reduce the value of the Company’s investment, and hence the Exchange Value Per Share of the underlying capital shares. The Company does not currently hold any equity investments in its Members.

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

Our insurance reserves may be inadequate if unexpected losses occur.    The Company’s insurance subsidiaries are regulated by the State of California and are subject to the rules and regulations promulgated by the appropriate regulatory agencies. In addition, the Company is self-insured for workers’ compensation up to $1,000,000 per incident and maintains appropriate reserves to cover anticipated payments. For policies with inception dates after September 1, 2008, the coverage amount assumed per incident has increased to $2,000,000. Insurance reserves are recorded based on estimates made by management and validated by third party actuaries to ensure such estimates are within acceptable ranges. Actuarial estimates are based on detailed analyses of health care cost trends, mortality rates, claims history, demographics, industry trends and federal and state law. As a result, the amount of reserve and related expense is significantly affected by the outcome of these studies. Significant and adverse changes in the experience of claims settlement and other underlying assumptions could negatively impact operating results.

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

As of September 27, 2008, the Company believes it has sufficient cash flow from operations and availability under the revolving credit agreement to meet operating needs, capital spending requirements and required debt repayments through fiscal 2012. However, if access to operating cash or to the revolving credit agreement becomes restricted, the Company may be compelled to seek alternate sources of cash. The Company cannot assure that alternate sources will provide cash on terms favorable to the Company. Consequently, the inability to access alternate sources of cash on terms similar to its existing agreement could adversely affect the Company’s operations.

The value of our benefit plan assets and liabilities is based on estimates and assumptions, which may prove inaccurate.    The Company’s non-union employees participate in Company sponsored defined benefit pension plans and postretirement benefit plans. Certain eligible union and non-union employees participate in separate plans providing payouts for unused sick leave. Officers of the Company also participate in a Company sponsored Executive Salary Protection Plan (“ESPP”), which provides additional post-termination retirement income based on each participant’s final salary and years of service as an officer of the Company. The postretirement plans provide medical benefits for retired non-union employees, life insurance benefits for retired non-union employees for which active non-union employees are no longer eligible, and lump-sum payouts for unused sick days covering certain eligible union and non-union employees. Liabilities for the ESPP and postretirement plans are not funded. The Company accounts for these benefit plans in accordance with SFAS No. 87, “Employers’ Accounting for Pensions,” SFAS No. 106 “Employers’ Accounting for Postretirement Benefits Other Than Pensions” and SFAS No. 112 “Employers’ Accounting for Postemployment Benefits,” which require the Company to make actuarial assumptions that are used to calculate the carrying value of the related assets, where applicable, and liabilities and the amount of expenses to be recorded in the Company’s consolidated financial statements. Assumptions include the expected return on plan assets, discount rates, health care cost trend rate, projected life expectancies of plan participants and anticipated salary increases. While we believe the underlying assumptions are appropriate, the carrying value of the related assets and liabilities and the amount of expenses recorded in the consolidated financial statements could differ if other assumptions are used.

The credit and liquidity crisis in the United States and throughout the global financial system triggered substantial volatility in the world financial markets and banking system. As a result, the investment portfolios of the Company’s defined benefit pension plans have incurred a significant decline in fair value since September 27, 2008. However, because the values of the plans’ individual investments have and will fluctuate in response to changing market conditions, the amount of losses that will be recognized in subsequent periods, if any, cannot be determined.

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

A system failure or breach of system or network security could delay or interrupt services to our customers or subject us to significant liability.    The Company has implemented security measures such as firewalls, virus protection, intrusion detection and access controls to address the risk of computer viruses and unauthorized access. A business continuity plan has been developed focusing on the offsite restoration of computer hardware and software applications. The Company has developed business resumption plans which include procedures to ensure the continuation of business operations in response to the risk of damage from energy blackouts, natural disasters, terrorism, war and telecommunication failures. In addition, change management procedures and quality assurance controls have been implemented to ensure that new or upgraded business management systems operate as intended. However, there is still a possibility that a system failure, accident or security breach could result in a material disruption to the Company’s business. In addition, substantial costs may be incurred to remedy the damages caused by these disruptions.

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

If we fail to maintain an effective system of internal controls, we may not be able to detect fraud or report our financial results accurately, which could harm our business and we could be subject to regulatory scrutiny.     Pursuant to Section 404 of the Sarbanes-Oxley Act of 2002 (“Section 404”), Unified performed an evaluation of its internal controls over financial reporting, and beginning in fiscal year 2010, Unified’s independent registered public accounting firm will have to test and evaluate the design and operating effectiveness of such controls and publicly attest to such evaluation. Although the Company believes its internal controls are operating effectively, the Company cannot guarantee that it will not have any material weaknesses in the future. In addition, any failure to implement required new or improved controls, or difficulties encountered in their implementation, could harm the Company’s operating results or cause the Company to fail to meet its reporting obligations.

Our management’s certification regarding the effectiveness of our internal control over financial reporting as of September 27, 2008 excluded the operations acquired in the Acquisition (the “Seattle Operations”). If we are not able to integrate the Seattle Operations into our internal control over financial reporting, our internal control over financial reporting will not be effective.    Section 404 requires us to furnish in this Annual Report our management’s certification and, beginning in our Annual Report for fiscal year 2010, our independent registered public accounting firm’s attestation regarding the effectiveness of our internal control over financial reporting. As a public company, we are required to report, among other things, control deficiencies that constitute a “material weakness” or changes in internal control that materially affect, or are reasonably likely to materially affect, internal control over financial reporting. A “material weakness” is a deficiency, or a combination of deficiencies, in internal control over financial reporting such that there is a reasonable possibility that a material misstatement of the registrant’s annual or interim financial statements will not be prevented or detected on a timely basis.

Compliance with Section 404 is time consuming and costly. Prior to the Acquisition, the Seattle Operations were part of AG, which was not required to comply with Section 404. The integration of the Seattle Operations into our internal control over financial reporting will require additional time and resources from our management and other personnel and may increase compliance costs. Therefore, our management’s certification regarding the effectiveness of our internal control over financial reporting as of September 27, 2008 excluded the Seattle Operations.

Failure to comply with Section 404, including a delay in or failure to successfully integrate the Seattle Operations into our internal control over financial reporting, or the report by us of a material weakness may cause vendors, creditors and others to lose confidence in our consolidated financial statements, and our access to the capital markets and other products and services may be restricted.

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

Item 1B.    UNRESOLVED STAFF COMMENTS

Not applicable.

Item 2.    PROPERTIES

The Company’s corporate offices, warehouses and manufacturing facilities as of September 27, 2008 are summarized as follows:

	Approximate Square Footage
Description	Owned	Leased
Corporate offices	73,567	285,367
Dry warehouses	2,165,123	1,038,391
Refrigerated warehouses	645,987	474,548
Manufacturing facilities	181,206	—

These properties are located in California, Oregon and Washington.

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

No matters were submitted to a vote of security holders during the fourth quarter of fiscal 2008.

Additional Item.    EXECUTIVE OFFICERS OF THE REGISTRANT

Please refer to the information under Part III, Item 10, “Directors and Executive Officers of the Registrant” for information regarding the executive officers of the Registrant.

Part II

Item 5.    MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

There is no established public trading market for the Company’s Class A, Class B, Class C or Class E Shares. As of December 11, 2008, the Company’s Class A Shares (182,350 shares outstanding) were held of record by 521 shareholders, Class B Shares (482,616 shares outstanding) were held of record by 580 shareholders, Class C Shares were held of record, one share each, by 15 directors of Unified, and the Company’s Class E Shares (238,617 shares outstanding) were held of record by 635 shareholders.

Company Purchases of Equity Securities

Period	Total Number of Shares Purchased	Average Price Paid Per Share
June 29, 2008 – July 26, 2008	—	—
July 27, 2008 – August 23, 2008	1,750	$245.79
August 24, 2008 – September 27, 2008	—	—

Total	1,750	$245.79

Dividends

On October 2, 2008, the Board declared a 4% cash dividend (approximately $0.8 million) on the outstanding Class E Shares of the Company as of September 27, 2008, to be paid in January 2009. Cash dividends are not generally paid by the Company and may be declared in unique circumstances solely at the discretion of the Board.

Performance Graph

The following graph sets forth the five-year cumulative total shareholder return on the Company’s shares as compared to the cumulative total shareholder return for the same period of the Company’s Peer Group and the S&P 500 Index. The Company’s Peer Group consists of Nash Finch Company, Spartan Stores, Inc. and Supervalu, Inc. These companies were selected on the basis that the companies, although unlike Unified in that they are not structured as cooperative organizations, have certain operational characteristics that are similar to Unified. For example, each of the companies is a full-line distributor of grocery products. While all shares of the companies included in the Peer Group are publicly traded, the Company’s shares are privately held. The Company exchanges its Class A Shares and Class B Shares with its Members at Exchange Value Per Share (see Item 1, “Business—Capital Shares”). The Company’s Class A and Class B Shares are purchased and sold based on the Exchange Value Per Share of the Company at the close of the last fiscal year end prior to sale or purchase. Accordingly, the graphical presentation of the cumulative total return of the companies included in the Peer Group reflects the incremental change in book value of the shares of those companies. In fiscal year 2006, the Company modified the method used to compute the Exchange Value Per Share to exclude Other Comprehensive Income (see Item 1, “Business—Capital Shares”). The book value of the members of the peer group have been computed based on total equity, less other accumulated comprehensive income, divided by the number of outstanding shares for the years 2006 through 2008.

The comparison assumes $100 was invested on October 2, 2004 in the shares of the Company, the shares of the Peer Group and in each of the foregoing indices through September 27, 2008. The historical cost performance on the following graph is not necessarily indicative of future historical cost performance.

This graph shall not be deemed incorporated by reference by any general statement incorporating by reference this Annual Report on Form 10-K into any filing under the Securities Act of 1933 or the Securities Exchange Act of 1934, except to the extent that the Company specifically incorporates this information by reference, and shall not otherwise be deemed filed under such Acts.

Comparison of Five Year* Cumulative Total Return

Among Unified Grocers, Inc., S&P 500 Index and Peer Group

*	Fiscal years ended, October 2, 2004, October 1, 2005, September 30, 2006, September 29, 2007 and September 27, 2008.

Item 6.    SELECTED FINANCIAL DATA

The selected financial information below has been compiled from the audited consolidated financial statements of Unified for the fiscal years ended September 27, 2008, September 29, 2007, September 30, 2006, October 1, 2005 and October 2, 2004. The following selected consolidated financial data should be read in conjunction with the Company’s consolidated financial statements and the notes thereto and the information contained in Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations.” Historical results are not necessarily indicative of future results.

(dollars in thousands, except Exchange Value Per Share)
Fiscal Year Ended †	September 27, 2008 (52 Weeks)(d)	September 29, 2007 (52 Weeks)	September 30, 2006 (52 Weeks)	October 1, 2005 (52 Weeks)	October 2, 2004 (53 Weeks)
Net sales	$4,104,775	$3,133,441	$2,953,823	$2,866,862	$3,039,953
Operating income	64,432	55,706	59,353	53,501	50,040
Earnings from continuing operations before patronage dividends and income taxes	48,611	41,866	45,027	38,650	32,720
Patronage dividends	22,059	17,680	20,973	21,404	20,742
Net earnings	17,369	14,406	16,142	10,820	7,406
Total assets	903,282	751,188	717,115	708,049	721,633
Long-term notes payable	254,089	170,010	153,184	156,640	191,694
Exchange Value Per Share(a)(b)(c)	273.97	245.79	222.82	195.72	174.39

†	The Company’s fiscal year ends on the Saturday nearest September 30.

(a)	Adjustments were recorded in fiscal years 2005 and 2004 for lease reserves resulting from the sale and transfer of the remaining two retail locations and other contract and settlement costs relating to the final disposition of the retail business (such retail business was discontinued in fiscal 2002). The adjustments, which totaled $0.1 million and $1.2 million net of tax, respectively, were charged as a reduction to Class A and Class B Shares.

(b)	The Company had approximately $18.6 million and $10.5 million in net deferred tax assets that were reduced by a tax valuation allowance of zero and $2.8 million at October 1, 2005 and October 2, 2004, respectively. Management evaluated the available positive and negative evidence in assessing the Company’s ability to realize the benefits of the net deferred tax assets at October 1, 2005 and concluded it is more likely than not that the Company no longer required a tax valuation allowance. The valuation allowance was reduced by $2.7 million as of October 1, 2005 and the reduction was recorded as an increase to Class A and Class B Shares. The net deferred tax assets should be realized through future operating results and the reversal of taxable temporary differences.

(c)	The Company exchanges its Class A Shares and Class B Shares with its Members at a price that is based on a formula and is approved by the Board (“Exchange Value Per Share”). Prior to September 30, 2006, the Company computed the Exchange Value Per Share of the Class A and Class B Shares as Book Value divided by the number of Class A and Class B Shares outstanding at the end of the fiscal year. Book Value is computed based on the sum of the fiscal year end balances of Class A and Class B Shares, plus retained earnings, plus (less) accumulated other comprehensive earnings (loss). Effective September 30, 2006, the Company modified its Exchange Value Per Share computation to exclude accumulated other comprehensive earnings (loss) from Book Value. Exchange Value Per Share does not necessarily reflect the amount the net assets the Company could be sold for or the dollar amount that would be required to replace them.

(d)	Results subsequent to the Company’s purchase in early fiscal 2008 of certain assets and assumption of certain liabilities of Associated Grocers, Incorporated and its subsidiaries (the “Acquisition”) are included in the results of operations for the full fiscal year ended September 27, 2008. Fiscal years prior to September 27, 2008 do not reflect the impact of the Acquisition on the Company’s financial statements.

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

COMPANY OVERVIEW

Unified, a California corporation organized in 1922 and incorporated in 1925, is a retailer-owned, grocery wholesale cooperative serving supermarket, specialty and convenience store operators primarily located in the western United States and in the South Pacific. In early fiscal 2008, we purchased certain assets and assumed certain liabilities of AG. AG primarily served Washington, Oregon, Alaska and the South Pacific. The Acquisition will strengthen our presence in those markets. Our customers range in size from single store operators to multiple store chains. We operate our business in two reportable business segments: (1) Wholesale Distribution and (2) Insurance. All remaining business activities are grouped into “All Other” (see Note 15 of Notes to Consolidated Financial Statements in Item 8, “Financial Statements and Supplementary Data”).

We sell a wide variety of products typically found in supermarkets. We report all product sales in our Wholesale Distribution segment, which represents approximately 99% of our total sales. Our customers include our owners (“Members”) and non-owners (“Non-Members”). We also provide support services to our customers, including insurance, financing, promotional planning, retail technology, equipment purchasing services and real estate services. Support services, other than insurance and financing, are reported in our Wholesale Distribution segment. Insurance activities account for approximately 1% of total sales and are reported in our Insurance segment, while finance activities are grouped with our All Other business activities. The availability of specific products and services may vary by geographic region. We have three separate geographical and marketing regions. The regions are Southern California, Northern California and the Pacific Northwest (Seattle, Washington and Portland, Oregon).

The Company’s strategic focus is to promote the success of independent retailers. A significant milestone was achieved in early fiscal 2008, when we purchased certain assets and assumed certain liabilities of Associated Grocers, Incorporated and its subsidiaries (the “Seattle Operations”), a retailer-owned grocery cooperative headquartered in Seattle, Washington (the “Acquisition”). The Seattle Operations primarily serve retailers throughout Washington, Oregon, Alaska and the South Pacific. This transaction provides the independent retailers served by Unified an increased profile with the vendor community, improved retail market share in the Pacific Northwest and the benefit of reduced cost burdens of capital and overhead.

Sales Highlights and Other Information – Fiscal 2008

Our net sales were $4.1 billion, an overall sales increase of $971.3 million, or 31.0%, for the fiscal year ended September 27, 2008 (“2008 Period”) as compared to net sales of $3.1 billion in the fiscal year ended September 29, 2007 (“2007 Period”). This increase was due primarily to an $805.7 million, or 25.7%, sales increase related to sales resulting from the Acquisition. Sales to one AG customer as it transitioned to another wholesaler were approximately $65 million. There was also a $142.4 million, or 4.5%, sales increase in our continuing customer business driven primarily by inflation and volume increases. During the 2008 Period, we began supplying customers that were previously served by competitors, resulting in a $25.5 million increase in net sales. Sales related to customers who discontinued their business with us in the 2007 Period and began purchasing from competitors resulted in a $0.9 million decline in net sales in the 2008 Period versus the 2007 Period.

Net sales in our insurance segment declined $1.0 million in the 2008 Period versus the 2007 Period due to a reduction in rates and policy renewals associated with our California workers’ compensation insurance product. Net sales in our All Other business activities decreased $0.4 million in the 2008 Period versus the 2007 Period.

Unified was impacted by changes in the overall economic environment during the 2008 Period. See Item 1, “Business—Industry Overview and the Company’s Operating Environment—Economic Factors”, for a discussion of how we are impacted by changes in overall economic conditions, particularly price volatility associated with the costs of certain commodities, ingredients used in our manufactured products and packaged goods purchased from suppliers.

Results of Operations

The following discussion of the Company’s financial condition and results of operations should be read in conjunction with Item 6, “Selected Consolidated Financial Data” and Item 8, “Financial Statements and Supplementary Data”, specifically Note 15 to Notes to Consolidated Financial Statements, “Segment Reporting.” Certain statements in the following discussion are not historical in nature and should be considered to be forward-looking statements that are inherently uncertain.

The following table sets forth selected consolidated financial data of Unified expressed as a percentage of net sales for the periods indicated below:

Fiscal Year Ended	September 27, 2008	September 29, 2007	September 30, 2006
Net sales	100.0%	100.0%	100.0%
Cost of sales	90.3	90.4	90.0
Distribution, selling and administrative expenses	8.1	7.8	8.0

Operating income	1.6	1.8	2.0
Interest expense	0.4	0.4	0.5
Patronage dividends	0.6	0.6	0.7
Income taxes	0.2	0.3	0.3

Net earnings	0.4%	0.5%	0.5%

Fiscal Year Ended September 27, 2008 (“2008 Period”) Compared to Fiscal Year Ended September 29, 2007 (“2007 Period”)

Overview of the 2008 Period.    Our consolidated operating income increased by $8.7 million to $64.4 million in the 2008 Period compared to $55.7 million in the 2007 Period.

The 2008 Period included a combination of offsetting factors that contributed to the change in operating income. Items contributing to increased operating income included growth in our base business, growth resulting from the inclusion of our newly acquired Seattle Operations and inventory holding gains (realized upon sale) from vendor price increases. Offsetting these amounts were operating expenses related to closing our rented warehouse facility in Hayward, California, and the consolidation of its Market Centre business into our recently expanded Stockton warehouse, which is owned and also located in Northern California. This facility consolidation was undertaken, in part, to reduce costs in the long-term and allow for the expansion of certain product availability to both California and the Pacific Northwest, including the market area served from our new Seattle Operations (see Part I, Item 1, “Business—Facilities and Transportation” for additional discussion). The 2008 Period was also negatively impacted by a decrease in the cash surrender value of our life insurance policy investments as a result of the general decline in underlying market conditions. Finally, operating income decreased in our Insurance segment due primarily to reduced premium revenue and increased selling and administrative expenses.

•

Wholesale Distribution Segment:    The Wholesale Distribution segment’s operating income was $60.8 million in the 2008 Period compared to $51.5 million in the 2007 Period. The increase in operating income was primarily due to the increase in net sales as a result of the Seattle Operations acquired, growth in sales to our existing customer base, an increase in inventory holding gains from vendor price increases recognized upon sale of product, and a reduction in workers’ compensation claims loss reserves. The increase in operating income was partially offset by increased costs of diesel fuel in excess of fuel surcharge recoveries, decreased earnings in certain investments associated with life insurance contracts tied to the equity markets, and costs incurred related to closing our Hayward facility and consolidating its operations into our Stockton facility during the 2008 Period. We have also been reconfiguring the Stockton facility to accommodate the installation of new racking, the transfer of the Hayward Market Centre inventory and to better support our customers and new sales growth.

•

Insurance Segment:    Operating income declined $1.5 million in our Insurance segment to $3.6 million in the 2008 Period compared to $5.1 million in the 2007 Period, due primarily to decreased premium rates and a decline in policy renewals related to workers’ compensation in California, partially offset by reductions in loss reserves based on improved claims loss experience for earlier periods.

•

All Other:    All Other business activities primarily consist of our finance subsidiary. Beginning in fiscal 2004, and continuing through the third fiscal quarter of fiscal 2008, the Company’s “All Other” category also included the consolidation of a variable interest entity as discussed in Item 8, “Financial Statements and Supplementary Data”, Note 3 to “Notes to Consolidated Financial Statements—Variable Interest Entity.” We do not expect future losses or returns related to this variable interest entity, and as such, consolidation is no longer required as of September 27, 2008. Deconsolidating the variable interest entity had no material impact on our financial statements. Operating income increased $0.9 million to marginal income for the 2008 Period compared to a loss of $0.9 million in the 2007 Period and consisted of $0.8 million in operating income from our finance subsidiary offset by $0.8 million in operating expense associated with our variable interest entity.

The following tables summarize the performance of each business segment for the 2008 and 2007 Periods.

Wholesale Distribution Segment

(dollars in thousands)
	2008	2007	Difference
Net sales	$4,091,475	$3,118,748	$972,727
Cost of sales	3,705,888	2,829,765	876,123
Distribution, selling and administrative expenses	324,753	237,476	87,277

Operating income	$60,834	$51,507	$9,327

Insurance Segment

(dollars in thousands)
	2008	2007	Difference
Gross sales—premiums earned	$28,367	$26,614	$1,753
Inter-segment eliminations	(15,913)	(13,174)	(2,739)

Net sales—premiums earned	12,454	13,440	(986)
Cost of sales (including underwriting expenses)	1,889	2,242	(353)
Selling and administrative expenses	7,008	6,138	870

Operating income (loss)	$3,557	$5,060	$(1,503)

All Other

(dollars in thousands)
	2008	2007	Difference
Gross sales	$1,797	$2,576	$(779)
Inter-segment eliminations	(951)	(1,323)	372

Net sales	846	1,253	(407)
Selling and administrative expenses	805	2,114	(1,309)

Operating income (loss)	$41	$(861)	$902

Net sales.    Consolidated net sales increased $1.0 billion to $4.1 billion in the 2008 Period compared to $3.1 billion for the 2007 Period.

•

Wholesale Distribution Segment:    Net Wholesale Distribution sales increased $972.7 million to $4.1 billion in the 2008 Period compared to $3.1 billion for the 2007 Period. We continued to experience sales growth through new store openings by our customers and growth in sales at our Market Centre subsidiary.

Seattle Operation

•	Sales increased $805.7 million in the 2008 Period as a result of including the Seattle Operation in our operating results since its acquisition at the beginning of fiscal 2008.

Continuing Customer Sales Growth

•

Sales to continuing customers increased by approximately $142.4 million. Primarily driven by an increase in volume and inflation, this growth includes a $63.6 million increase in our Market Centre specialty foods subsidiary, which has helped our customers differentiate themselves from their competition. Primarily driven by inflation, this growth also includes a $36.7 million increase in our perishables product offerings such as meat, produce, service deli and service bakery, and a $26.5 million increase in center store sales (grocery, frozen foods, delicatessen and general merchandise).

Customer Changes

•	During the 2008 Period, we began supplying customers (other than those served by the Seattle Operations) that were previously served by competitors resulting in a $25.5 million increase in sales.

•	Sales to customers in the 2007 Period that discontinued business with us and began purchasing their products from competitors were $0.9 million.

•

Insurance Segment:    Net sales, consisting principally of premium revenues, decreased $1.0 million to $12.4 million in the 2008 Period compared to $13.4 million in the 2007 Period. The insurance climate has become more competitive and premium rates have declined over the prior year. In addition, due to the competitive climate, we experienced a decline in our policy renewals compared to the prior year. The decline in our California workers’ compensation policy activity was partially offset by growth in policy commissions related to the recently acquired Seattle Operations.

•	All Other: Net sales decreased $0.4 million to $0.9 million in the 2008 Period compared to $1.3 million for the 2007 Period.

Cost of sales (including underwriting expenses).    Consolidated costs increased $0.9 billion to $3.7 billion for the 2008 Period compared to $2.8 billion for the 2007 Period and comprised 90.3% and 90.4% of consolidated net sales for the 2008 and 2007 Periods, respectively.

•

Wholesale Distribution Segment:    Cost of sales increased by $876.1 million to $3.7 billion in the 2008 Period compared to $2.8 billion in the 2007 Period. As a percentage of net wholesale sales, cost of sales was 90.6% and 90.7% for the 2008 and 2007 Periods, respectively. Several factors contributed to the 0.1% decrease in cost of sales as a percentage of net wholesale sales.

•	The change in product and customer sales mix associated with the Seattle Operations acquired in early fiscal 2008 contributed to a 0.2% increase in cost of sales as a percent of net wholesale sales.

•

Exclusive of the recently acquired Seattle Operations, a 0.1% decrease in cost of sales as a percent of net wholesale sales is attributed to an increase in fuel surcharges to compensate for increased fuel costs.

•

Vendor related activity contributed to a 0.2% decrease in cost of sales as a percent of net wholesale sales. The change is primarily driven by inventory holding gains (realized upon sale) from vendor price increases. Our vendors and brokers are continually evaluating their go-to-market strategies to effectively promote their products. Changes in their strategies could have a favorable or unfavorable impact on our financial performance. See additional discussion under “Critical Accounting Policies and Estimates—Vendor Funds.”

•

Insurance Segment:    Cost of sales (including underwriting expenses), primarily consisting of claims loss and loss adjustment expenses, underwriting expenses, commissions, premium taxes and regulatory fees, decreased $0.3 million to $1.9 million in the 2008 Period compared to $2.2 million in the 2007 Period. The decline in cost of sales in the 2008 Period resulted primarily from lowering loss reserve in the 2008 Period based on improved claims loss experience for earlier periods. This decrease was partially offset by increased cost of sales due to certain customers converting from deductible policies in the 2007 Period to fully insured policies in the 2008 Period, which affects expenses incurred. Additionally, the cost of insurance and the sufficiency of loss reserves are also impacted by actuarial estimates based on a detailed analysis of health care cost trends, mortality rates, claims history, demographics and industry trends. As a result, the amount of loss reserves and future expenses is significantly affected by these variables and may significantly change, depending on the cost of providing benefits and the results of further legislative action. See additional discussion related to insurance reserves under “Risk Factors”—“Our insurance reserves may be inadequate if unexpected losses occur.”

Distribution, selling and administrative expenses.    Consolidated distribution, selling and administrative expenses increased $86.8 million to $332.5 million for the 2008 Period compared to $245.7 million for the 2007 Period and comprised 8.1% and 7.8% of consolidated net sales for the 2008 and 2007 Periods, respectively.

•

Wholesale Distribution Segment:    Distribution, selling and administrative expenses increased $87.2 million to $324.7 million in the 2008 Period compared to $237.5 million in the 2007 Period. These expenses comprised 7.9% and 7.6% of net wholesale sales for the 2008 and 2007 Periods, respectively. As discussed in further detail below, expenses related to the recently acquired Seattle Operations, insurance, fuel, wages, consulting fees and other expenses increased costs $89.4 million or 0.4% as a percent of net wholesale sales. This increase in the level of costs was offset by decreased costs for workers’ compensation expense of $2.2 million, or 0.1% as a percent of net wholesale sales.

•

Seattle Operation:    Expenses resulting from increased volume related to the Seattle Operation acquired in early fiscal 2008 were $53.9 million for the 2008 Period. The change in expenses as a percent of net wholesale sales resulting from including the new Seattle Operation was a decrease of 0.1% as a percent of net wholesale sales.

•

Insurance Expense (other than Workers’ Compensation):    During the 2008 Period, we experienced insurance expense increases of $5.2 million, or 0.2% as a percent of net wholesale sales. This increase is due to a decrease in the cash surrender value of our life insurance policy investments as a result of a decline in the fair value of the underlying securities (reflecting the general decline in market conditions), which are highly concentrated in U.S. equity markets and priced based on readily determinable market values.

•

Consulting Fees:    During the 2008 Period, we incurred consulting fees of $1.7 million, or 0.1% of net wholesale sales, related to the integration of the Seattle Operation’s systems and analysis of determining locations for new facility locations.

•

Fuel Expense:    During the 2008 Period, we experienced diesel fuel expense increases of $3.9 million, or 0.1% as a percent of net wholesale sales. This increase is primarily due to the rising cost of oil.

•

Wages, Salaries and Pension Expense:    During the 2008 Period, we experienced increases in wages, salaries and pension costs of $19.7 million, or 0.1% as a percent of net wholesale sales. The increase as a percent to net wholesale sales is primarily due to expenses incurred during the closing of our Hayward distribution facility and the consolidation of the Hayward operations into our existing Stockton. Although costs associated with activities related to the installation of new racking have been capitalized, we continue to incur additional costs from reconfiguring our Stockton facility to accommodate the new racking and the additional volume transferred from Hayward as well as new sales growth.

•	Other Expense Changes: General expenses increased $5.0 million, but were consistent as a percent of net wholesale sales.

The following expense decreased in the 2008 Period compared to the 2007 Period, partially offsetting the increases in distribution, selling and administrative expenses discussed above:

•

Workers’ Compensation Expense:    From October 1, 2001 through December 31, 2006, the Company’s Wholesale Distribution segment was self-insured up to $300,000 per incident with a stop loss coverage provided by our Insurance segment up to $1.0 million and third party coverage over that amount. After December 31, 2006, the Wholesale Distribution segment is fully insured up to $1.0 million with stop loss coverage provided by our Insurance segment and third party coverage over that amount. Effective upon renewal of its policy on January 1, 2009, the Wholesale Distribution segment’s stop loss coverage from our Insurance segment will increase up to $2.0 million. Loss accruals up to the stop loss coverage are made based on actuarially developed loss estimates. Our workers’ compensation expenses decreased by $2.2 million, or 0.1% as a percent of net wholesale sales, primarily due to reduction in our actuarially developed loss estimates. Future expenses may significantly change depending on the cost of providing health care and the results of legislative action.

•

Insurance Segment:    Selling and administrative expenses for the Insurance segment increased 0.9 million to $7.0 million for the 2008 Period compared to $6.1 million for the 2007 Period. The increase is due primarily to higher wages and benefits expenses to support our growth in Washington, an increase in the accounts receivable allowance, and higher consulting costs.

•

All Other:    Selling and administrative expenses for the Company’s All Other business activities for the 2008 Period were $0.8 million compared to $2.1 million for the 2007 Period. The decrease is a result of reduced operating expenses in our variable interest entity.

Interest.    Interest expense was $15.8 million in the 2008 Period compared to $13.8 million in the 2007 Period and comprised 0.4% of consolidated net sales for both the 2008 and 2007 Periods. Factors contributing to the increase in interest expense are as follows:

•	Interest expense on our primary debt instruments was $14.3 million and $11.1 million for the 2008 and 2007 Periods, respectively.

•

Weighted Average Borrowings:    Interest expense increased $7.4 million over the 2007 Period due to an increase in our weighted average borrowings. Weighted average borrowings increased by $84.1 million primarily due to amounts needed to fund the purchase of certain assets and assumption of certain liabilities of the Seattle Operations (see Note 2 of “Notes to Consolidated Financial Statements” in Part II, Item 8 “Financial Statements and Supplementary Data”), finance the trade accounts receivable arising from the Seattle Operations that were not part of the purchase price, fund the redemption of subordinated patronage dividend certificates, fund the payment of real estate lease settlements, fund the cash balance plans and finance the general cost increase in products purchased for resale. This was partially offset by proceeds from stock purchases by new membership from the Seattle Operations.

•

Interest Rates:    Interest expense declined $4.2 million over the 2007 Period due to a decrease in our effective borrowing rate. Our effective borrowing rate for the combined primary debt, made up of the revolving line of credit and senior secured notes, was 5.7% and 7.2% for the 2008 and 2007 Periods, respectively. Two primary factors contributed to the decrease in interest rates. First, we signed an agreement on December 5, 2006 to amend and restate our revolving credit facility and realized a reduction in our interest rate margin over the base borrowing rate on the revolving line of credit (see “Fiscal Year Ended September 29, 2007 (“2007 Period”) Compared to Fiscal Year Ended September 30, 2006 (“2006 Period” below for additional information). In addition, we were able to lower the fees associated with the financing, which had the impact of lowering our overall borrowing costs. Second, consistent with the overall market interest rate change, the base borrowing rate on the revolving line of credit decreased over the 2007 Period.

Borrowings on our revolving credit agreement are subject to market rate fluctuations. A 25 basis point change in the market rate of interest over the 2008 Period would result in a $0.4 million increase or decrease in corresponding interest expense.

•	Interest expense on all our other outstanding debt instruments was $1.5 million in the 2008 Period, a decrease of $1.2 million compared to $2.7 million in the 2007 Period.

Patronage dividends.    Patronage dividends for the 2008 Period were $22.1 million, compared to $17.7 million in the 2007 Period, an increase of 24.8%. Patronage dividends for the 2008 Period consisted of the patronage earnings from the Company’s three patronage earning divisions: the Southern California Dairy Division, the Pacific Northwest Dairy Division and the Cooperative Division. For the 2008 and 2007 Periods, respectively, the Company had patronage earnings of $10.1 million and $10.6 million in the Southern California Dairy Division, $0.7 million and $0.6 million in the Pacific Northwest Dairy Division and $11.3 million and $6.5 million in the Cooperative Division. Our growth in patronage earnings was primarily due to growth in our existing Members’ business and a decrease in workers’ compensation expenses, partially offset by additional costs incurred to close our Hayward facility and consolidate its operations into our Stockton facility and the continued increase in diesel fuel expense.

Income taxes.    Income tax expense was $9.2 million for the 2008 Period compared to $9.8 million for the 2007 Period. The Company’s effective income tax rate was 34.6% for the 2008 Period compared to 40.4% for the 2007 Period. The tax rate for the 2008 Period was lower than the 2007 Period due to the reversal of permanent items in connection with the Company’s variable interest entity (“VIE”). In prior years, accrued losses from the VIE were accounted for as permanent disallowed losses since the VIE is a separate legal entity consolidated pursuant to Financial Accounting Standards Board Interpretation No. 46R, “Consolidation of Variable Interest Entities—an Interpretation of Accounting Research Bulletin No. 51, Consolidated Financial Statements.” At fiscal year end 2008, the Company recognized a permanent deduction upon the settlement and payment of the VIE’s lease reserves. This decrease was partially offset by non-deductible losses related to Unified’s corporate-owned officers’ life insurance policies in fiscal 2008.

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

•

Insurance Segment:    The Company’s insurance business includes the results of operations for the Company’s three insurance subsidiaries (Unified Grocers Insurance Service, Inc., Springfield Insurance Company and Springfield Insurance Company, Ltd.). These subsidiaries provide insurance and insurance-related services, including workers’ compensation and liability insurance policies, to both the Company and its Member and Non-Member customers. Operating income declined $3.9 million in the Company’s Insurance segment to $5.1 million in the 2007 Period compared to $9.0 million in the 2006 Period. In 2003 and 2004, the California Legislature passed workers’ compensation reforms that have helped to reduce the cost of claims, particularly with respect to medical costs. In the 2006 Period, we experienced reduced claims costs on older policy years, resulting in a favorable adjustment to claims reserves. In the

2007 Period, estimated costs related to older policy years stabilized, resulting in no significant reductions in loss reserves related to earlier periods.

•

All Other:    All remaining business activities are grouped into “All Other.” All Other business activities primarily consist of our finance subsidiary and the consolidation of a variable interest entity as discussed in Note 3 of Notes to Consolidated Financial Statements in Item 8, “Financial Statements and Supplementary Data.” Operating income was consistent with a loss of $0.9 million in each of the 2007 and 2006 Periods.

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

Liquidity and Capital Resources

The Company finances its capital needs through a combination of internal and external sources. These sources include cash from operations, Member capital and other Member investments, bank borrowings, various types of long-term debt and lease financing. The Company believes that the combination of cash flows from operations, current cash balances, and available lines of credit, will be sufficient to service its debt, redeem Members’ capital shares, make income tax payments and meet its anticipated needs for working capital and capital expenditures (including facility expansion and renovation projects discussed in Part I, Item 1, “Business—Facilities and Transportation”) through at least the next five fiscal years.

Cash Flow

On September 30, 2007, the Company completed the Acquisition of the Seattle Operations. The Company’s cash flow from operations during the 2008 Period includes the impact of the new Seattle Operations, most notably the increased accounts receivable and inventory activity. As contemplated in the structure of the original purchase transaction, operating cash flow funded accounts receivable arising from customers gained as a result of the Acquisition. If this initial build-up in accounts receivable had not occurred, cash provided from operations would have been relatively consistent with the prior year. Cash from financing operations was used for operating and investing activities. The Company also reinvested proceeds from maturing investments.

As a result of these activities, net cash, consisting of cash and cash equivalents, decreased by $3.9 million to $15.8 million as of the fiscal year ended September 27, 2008, compared to $19.7 million as of the fiscal year ended September 29, 2007.

The following table summarizes the impact of operating, investing and financing activities from continuing operations on the Company’s cash flows for the 2008 and 2007 Periods:

(dollars in thousands)
Summary of Net Increase (Decrease) in Total Cash Flows	2008	2007	Difference
Cash provided by continuing operating activities	$(28,141)	$50,826	$(78,967)
Cash utilized by investing activities	(62,150)	(57,986)	(4,164)
Cash provided (utilized) by financing activities	86,421	15,729	70,692

Total increase (decrease) in cash flows	$(3,870)	$8,569	$(12,439)

Net cash from operating, investing and financing activities decreased by $12.4 million to a decrease of $3.9 million for the 2008 Period compared to an increase of $8.5 million for the 2007 Period. The decrease in net cash for the 2008 Period consisted of cash used in operating activities of $28.1 million and investing activities of $62.2 million offset by amounts provided from financing activities of $86.4 million. The primary factors contributing to the changes in cash flow are discussed below. Working capital was $200.7 million and $128.9 million, respectively, and the current ratio was 1.7 and 1.5 at September 27, 2008 and September 29, 2007, respectively.

Operating Activities:    Net cash used in operating activities increased by $78.9 million to $28.1 million used in the 2008 Period compared to $50.8 million provided in the 2007 Period. The increase in cash used by operating activities compared to the 2007 Period was attributable primarily to increased accounts receivable between the periods of $47.0 million, an increase in cash used for the purchase of inventories of $17.2 million, an increase in cash used to fund pension plan assets of $8.8 million, an increase between the periods in cash used for the payment of accounts payable and accrued liabilities of $2.2 million and an increase in cash used for the payment of prepaid expenses of $1.7 million. As contemplated in the structure of the original purchase transaction, operating cash flow funded accounts receivable arising from customers gained as a result of the Acquisition. If this initial build-up in accounts receivable had not occurred, cash provided from operations would have been relatively consistent with the prior year. In addition, net cash of $2.0 million was used by other operating activities.

Investing Activities:    Net cash used in investing activities increased by $4.2 million to $62.2 million for the 2008 Period compared to $58.0 million utilized in the 2007 Period. The increase in cash used for investing activities during the 2008 Period as compared to the 2007 Period was due mainly to the Acquisition of the Seattle Operation of $40.0 million and increased notes receivable, reflecting normal fluctuations in loan activity to Members for their inventory and equipment financing, of $3.6 million. These increases of $43.6 million were offset by (1) decreases in capital expenditures of $12.9 million, as the 2007 Period included expenditures for a building renovation of a Company-owned facility and purchases of warehouse and computer equipment, (2) increases of $17.4 million in net proceeds from sales of investments by the Company’s insurance subsidiaries, consisting of the purchase and sale of securities to replace maturing investments in their portfolios, and (3) decreases in other assets of $9.1 million, primarily comprised of investments in officers’ life insurance and ESPP mutual funds ($1.4 million), workers’ compensation premium deposits ($2.6 million), recognition of deferred acquisition costs ($2.6 million) and deferred compensation investments ($0.5 million). Spending on investing activities is expected to be funded by existing cash balances, cash generated from operations or additional borrowings.

Financing Activities:    Net cash provided by financing activities was $86.4 million for the 2008 Period compared to $15.7 million for the 2007 Period. The net increase of $70.7 million in cash provided by financing activities for the 2008 Period as compared to the 2007 Period was due primarily to changes in the Company’s long-term and short-term notes payable and deferred financing fees, an increase of $65.9 million resulting from higher borrowings primarily with the Acquisition of the Seattle Operations ($39.8 million), the redemption of Class A and Class B Shares ($7.5 million), the redemption of subordinated patronage dividend certificates ($3.1 million), and a scheduled debt payment of $4.5 million to reduce the amount outstanding in senior secured notes (see “Outstanding Debt and Other Financing Arrangements” herein). In addition, the Company’s cash provided from member investment and share activity increased by $4.8 million. Future cash used by financing activities to meet capital spending requirements is expected to be funded by the Company’s continuing operating cash flow.

Equity Enhancement Plan

In fiscal 2002, the Company initiated an equity enhancement plan designed to build equity in the Company for future investment in the business and other infrastructure improvements. In fiscal 2002, a portion of the patronage dividend was retained in the form of patronage dividend certificates that matured in fiscal 2008. In November 2002, the Company amended its Bylaws, increasing the required holdings of Class A Shares from 100 shares in fiscal 2002 to 350 shares by the end of fiscal 2007. In addition, in fiscal 2003, the Company introduced a new class of capital stock, denominated “Class E Shares.” The equity enhancement plan contemplated issuing Class E Shares as part of the patronage dividends issued in fiscal years 2003 through 2007 for the Cooperative Division. The equity enhancement plan was successfully completed in fiscal 2007. In fiscal 2008, 30% of the Cooperative Division patronage dividend was issued in Class E Shares. Class E Shares are available to be issued in future years at the discretion of the Board.

Credit Facilities

The Company has a $225 million revolving credit agreement, expiring on January 31, 2012. The revolving credit agreement contains an option to expand to $300 million in the future. See “Contractual Obligations and Commercial Commitments” herein for additional information. The Company borrowed $162.4 million under the facility as of September 27, 2008, with access to a significant amount of capital (based on the amounts indicated above) under this facility still available to the Company. In addition, on January 6, 2006, the Company amended and restated its Senior Note Agreement with John Hancock Life Insurance Company (see “Outstanding Debt and Other Financing Arrangements” herein). This amended and restated Senior Note Agreement provided an additional $6.2 million in funds to the Company and extended the maturity date of $86.0 million of the notes to January 1, 2016 from April 1, 2008 and October 1, 2009.

Pension and Postretirement Benefit Plans

The Company sponsors a cash balance pension plan (the “Unified Cash Balance Plan”). The Unified Cash Balance Plan is a noncontributory defined benefit pension plan covering substantially all employees of the Company who are not subject to a collective bargaining agreement. Under the Unified Cash Balance Plan, participants are credited with an annual accrual based on years of service with the Company. The Company makes contributions to the Unified Cash Balance Plan in amounts that are at least sufficient to meet the minimum funding requirements of applicable laws and regulations, but no more than amounts deductible for federal income tax purposes. The Company also sponsors an Executive Salary Protection Plan (“ESPP”) that provides supplemental post-termination retirement income based on each participant’s final salary and years of service as an officer of the Company.

In association with the Acquisition, the Company assumed the Cash Balance Retirement Plan for Employees of Associated Grocers, Incorporated (“AG Cash Balance Plan”), which is a noncontributory defined benefit pension plan covering certain former employees of Associated Grocers, Incorporated who were not subject to a collective bargaining agreement. Benefits under the AG Cash Balance Plan are provided through a trust and also through annuity contracts. As of September 30, 2007, the projected benefit obligation of the AG Cash Balance Plan was $35.3 million, the fair value of plan assets was $31.9 million, and the resulting net unfunded obligation of $3.4 million was recorded in conjunction with the purchase price allocation and included in Long-term liabilities, other on the Company’s consolidated balance sheet for the fiscal year ended September 27, 2008 (see Item 8, “Financial Statements and Supplementary Data”, specifically Note 2 to “Notes to Consolidated Financial Statements—Acquisition and Purchase Accounting”).

During fiscal 2008, the Company contributed $4.7 million and $6.0 million to the Unified Cash Balance Plan for the 2008 plan year and 2007 plan year, respectively. The Company contributed $1.2 million and $1.3 million to the AG Cash Balance Plan for the 2008 plan year and 2007 plan year, respectively. In addition, the Company also contributed $0.6 million in fiscal 2008 to the ESPP to fund benefit payments to participants. At this time, the Company expects to make estimated contributions to the Unified Cash Balance Plan totaling $4.7 million in fiscal 2009, comprised of $3.2 million for the 2009 plan year and $1.5 million for the 2008 plan year. The Company further expects to make estimated contributions to the AG Cash Balance Plan totaling $1.1 million in fiscal 2009, comprised of $0.8 million for the 2009 plan year and $0.3 million for the 2008 plan year. Additional contributions, if any, for the 2008 plan year will be due by September 15, 2009, while contributions for the 2009 plan year will be due by September 15, 2010. In addition, the Company expects to contribute $0.7 million to the ESPP to fund projected benefit payments to participants in fiscal 2009.

Assuming a long-term rate of return on plan assets of 8.50%, a discount rate of 7.00% for the Unified Cash Balance Plan and ESPP, a discount rate of 7.50% for the AG Cash Balance Plan and certain other assumptions, the Company estimates that its combined pension expense for the Unified and AG Cash Balance Plans and ESPP for fiscal 2009 will be approximately $7.1 million. Future pension expense will be affected by future investment performance, discount rates and other variables such as expected rate of compensation increases and mortality rates relating to plan participants. Decreasing both the discount rate and projected salary increase assumptions by 0.5% would increase the Company’s projected fiscal 2009 pension expense for the Unified and AG Cash Balance Plans and ESPP by approximately $0.2 million.

The credit and liquidity crisis in the United States and throughout the global financial system triggered substantial volatility in the world financial markets and banking system. As a result, the investment portfolios of the Unified and AG Cash Balance Plans have incurred significant declines in fair value since September 27, 2008. However, because the values of each plan’s individual investments have and will fluctuate in response to changing market conditions, the amount of losses that will be recognized in subsequent periods, if any, cannot be determined.

The Company sponsors postretirement benefit plans that provide: (1) medical benefits for retired non-union employees, (2) life insurance benefits for a certain group of retired non-union employees (for which active non-union employees are no longer eligible), and (3) lump-sum payouts for unused sick days covering certain eligible union and non-union employees.

Assuming a discount rate of 7.00% and certain other assumptions, the Company estimates that postretirement expense for fiscal 2009 will be approximately $3.4 million. Future postretirement expense will be affected by discount rates and other variables such as expected rate of compensation increases and projected health care trend rates.

Off-Balance Sheet Arrangements

As of the date of this report, with the exception of the transaction disclosed in Note 3 of Notes to Consolidated Financial Statements in Item 8, “Financial Statements and Supplementary Data,” the Company does not participate in transactions that generate relationships with unconsolidated entities or financial partnerships, such as entities often referred to as structured finance or special purpose entities, which would have been established for the purpose of facilitating off-balance sheet arrangements or other contractual narrow or limited purposes.

Contractual Obligations and Commercial Commitments

As a result of the Acquisition, the Company has expanded service to the Pacific Northwest region through the addition of leased facilities in Seattle, Washington that include both dry and refrigerated warehouse space. The Company also assumed certain operating leases for office space and various service buildings related to the Seattle Operations. One facility is leased under a two-year term that includes two additional one-year renewal options. The Company is expected to make payments totaling approximately $13.0 million over the remaining term of the lease, including the two one-year renewal options. A second facility has a five-year term with one additional five-year renewal option. The Company is expected to make payments totaling approximately $2.6 million over the remainder of the original five-year term; however, the Company anticipates that it will vacate the facility during fiscal 2011.

In connection with the Acquisition, the Company also assumed operating leases for certain transportation and office equipment. These leases require monthly payments over terms with expiration dates ranging from fiscal 2008 through fiscal 2014. The total amount due under these lease agreements is approximately $1.9 million.

At September 27, 2008, the Company was contingently liable with respect to ten lease guarantees for certain Members with commitments expiring through 2017. The Company believes the locations underlying these leases are marketable and, accordingly, that it will be able to recover a substantial portion of the guaranteed amounts in the event the Company is required to satisfy its obligations under the guarantees. In addition to the lease guarantees, the Company also guarantees certain third-party loans issued to Members and standby letters of credit to certain beneficiaries. Accordingly, with respect to the third-party loan guarantees, the Company would be required to pay these obligations in the event of default by the Member. The Company would be obligated under the standby letters of credit to the extent of any amount utilized by the beneficiaries.

During fiscal 2006 and 2004, the Company entered into two lease guarantees with two of its Members. The guarantees have twenty-year and ten-year terms, respectively, and as of September 27, 2008, the maximum potential amount of future payments that the Company could be required to make as a result of the Member’s non-payment of rent is approximately $3.5 million and $1.8 million, respectively. Pursuant to Financial Accounting Standards Board Interpretation No. 45, “Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others,” Unified has recorded a liability in connection with these guarantee arrangements. These liabilities, which amount to approximately $0.4 million and $0.1 million, respectively, at September 27, 2008, represent the premiums receivable from the Members as consideration for the guarantees, and are deemed to be the fair value of the lease guarantees. The Company does not believe, based on historical experience and information currently available, that it is probable that any amounts will be required to be paid under these guarantee arrangements.

The Company’s contractual obligations and commercial commitments at September 27, 2008 are summarized as follows:

(dollars in thousands)
	Payments due by period
Contractual Obligations	Total	Less than 1 year	1-3 years	4-5 years	More than 5 years
Senior secured notes	$90,697	$197	$6,761	$7,424	$76,315
Revolving lines of credit	162,400	—	—	162,400	—
Operating lease obligations	124,212	24,291	42,542	23,201	34,178
Capital lease obligations	682	341	341	—	—
Secured borrowings to banks, including standby repurchase obligations	1,657	809	848	—	—
Projected interest on contractual obligations	79,312	19,624	37,522	10,858	11,308

Total contractual cash obligations	$458,960	$45,262	$88,014	$203,883	$121,801

(dollars in thousands)
	Payments due by period
Other Commercial Commitments	Total	Less than 1 year	1-3 years	4-5 years	More than 5 years
Standby letters of credit	$40,455	$40,455	$—	$—	$—
Lease and loan guarantees	15,018	3,106	7,243	3,516	1,153

Total commercial commitments	$55,473	$43,561	$7,243	$3,516	$1,153

Obligations under the Company’s Unified Cash Balance Plan and ESPP are disclosed in Note 12 of Notes to Consolidated Financial Statements in Item 8, “Financial Statements and Supplementary Data.”

The projected interest component on the Company’s contractual obligations was estimated based on the prevailing or contractual interest rates for the respective obligations over the period of the agreements (see Note 7 of Notes to Consolidated Financial Statements in Item 8, “Financial Statements and Supplementary Data”).

Prior to fiscal 2005, Springfield Insurance Company, a wholly owned insurance subsidiary of the Company, held investments carried at fair value on deposit with regulatory authorities in compliance with statutory insurance regulations. During fiscal 2005, Springfield Insurance Company entered into a $41.8 million standby letter of credit agreement to secure workers’ compensation claims in the event this subsidiary is unable to meet these obligations. The standby letter of credit is secured by investments of Springfield Insurance Company carried at fair values of $58.2 million and $58.3 million at September 27, 2008 and September 29, 2007 (including $1.1 million and $0.9 million in cash and cash equivalents), respectively, and such investments have concurrently been released from their deposit restriction by virtue of implementing and maintaining the standby letter of credit. During fiscal 2008, the standby letter of credit agreement was amended to (1) extend its expiration date to April 1, 2009, including an automatic extension without amendment for one year beyond the expiration date unless written notice of intention not to extend is given sixty days prior to the expiration date, and (2) modify the amount under the agreement to $37.8 from $36.7 million in fiscal 2007.

During August 2006, a Member of the Company, a related party as discussed in Note 18 to Notes to Consolidated Financial Statements in Item 8, “Financial Statements and Supplementary Data,” entered into a $1.1 million standby letter of credit agreement with our finance subsidiary to secure insurance coverage with Springfield Insurance Company, a wholly owned subsidiary, in the event the Member is unable to meet its obligations. The non-transferable standby letter of credit expires August 1, 2009, and is automatically renewable in one-year increments without amendment unless 30 days’ prior written notice is provided.

In addition, the Company also has $1.5 million in standby letters of credit outstanding at September 27, 2008, to secure various bank, insurance and vendor obligations.

Outstanding Debt and Other Financing Arrangements

In fiscal 2003, the Company issued $3.3 million of patronage dividend certificates (“Patronage Certificates”) as a portion of its patronage dividends for fiscal 2002. The Company offset approximately $128,000 of these certificates against a portion of amounts owed to the Company by the holders in fiscal 2003. These Patronage Certificates were redeemed in fiscal 2008. For fiscal 2007 these Patronage Certificates are included in subordinated patronage dividend certificates in the consolidated balance sheets.

The Company’s notes payable and scheduled maturities are summarized as follows:

(dollars in thousands)
	September 27, 2008	September 29, 2007
Senior secured notes	$90,697	$95,637
Secured revolving credit agreement	162,400	77,000
Member financing arrangement	1,657	2,939
Obligations under capital leases	682	472

Total notes payable	255,436	176,048
Less portion due within one year	1,347	6,038

	$254,089	$170,010

Senior Secured Notes

The Company had a total of $90.7 million outstanding, at September 27, 2008, in senior secured notes to certain insurance companies and pension funds (referred to collectively as John Hancock Life Insurance Company, or “Hancock”) under a note purchase agreement dated September 29, 1999 (as amended, the “Senior Note Agreement”) as amended and restated effective January 6, 2006. At September 29, 2007, $95.6 million was outstanding under the Senior Note Agreement.

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

The Senior Note Agreement Amendment calls for interest only payments for the first five years of the term, and then starting on the 61st payment, approximately $0.8 million principal plus interest on the $86.0 million of notes. At the maturity date, a balloon payment of $66.3 million is due. In addition, $4.5 million of notes (monthly payments of interest only at 8.71%) will mature (with a balloon payment due) on October 1, 2009. During fiscal 2008, $4.7 million of notes, including interest, matured with a balloon payment of $4.4 million.

The notes continue to be secured by certain of the Company’s personal and real property and contain customary covenants, default provisions (including acceleration of the debt in the event of an uncured default), and prepayment penalties similar to those included in the original note purchase agreement.

Secured Revolving Credit Agreement

In addition, the Company has a $225.0 million secured revolving credit facility (“Revolving Credit Agreement”). The Revolving Credit Agreement expires on January 31, 2012 and bears interest at either LIBOR plus an applicable margin (0.75% to 1.75%), or the lender’s base rate plus an applicable margin (0.00% to 0.25%). At September 27, 2008 and September 29, 2007, the Revolving Credit Agreement bore interest at the lender’s base rate plus applicable margin (5.0% plus 0% and 7.75% plus 0.00%), or adjusted LIBOR plus applicable margin (2.71% plus 1.25% and 5.61% plus 1.00%), respectively. The Revolving Credit Agreement contains an option to expand to $300 million in the future. Undrawn portions of the commitments under the Revolving Credit Agreement bear commitment fees at rates between 0.15% and 0.35% per annum. The Revolving Credit Agreement is collateralized by the accounts receivable and inventories of the Company and certain subsidiaries. The Company had $162.4 million and $77.0 million outstanding under the Revolving Credit Agreement at September 27, 2008 and September 29, 2007, respectively.

The Revolving Credit Agreement, the Former Revolving Credit Agreement and the Senior Note Agreement Amendment each contain customary representations, warranties, financial covenants, and default and pre-payment provisions for these types of financing. Obligations under these credit agreements are senior to the rights of Members with respect to Required Deposits, patronage dividend certificates and subordinated notes. Both the Revolving Credit Agreement and the Senior Note Agreement Amendment limit the incurrence of additional funded debt and the incurrence of liens except permitted liens. Examples of default conditions include the failure to pay an installment of principal or interest under the agreements, the making of false representations and warranties, and non-compliance with one or more financial covenants (minimum tangible net worth, fixed charge coverage ratio and funded debt to earnings before interest, income taxes, depreciation, amortization and patronage dividends, “EBITDAP”). The Revolving Credit Agreement and the Senior Note Agreement Amendment both limit distributions to shareholders (including the repurchase of shares) to designated permitted redemptions, and prohibit all distributions and payments on Patronage Certificates when an event of default has occurred and is continuing. In the event the Company is not in compliance with the financial covenants of the Revolving Credit Agreement and the Senior Note Agreement Amendment, the continued availability of loan funds or the terms upon which such loans would be available could be negatively impacted, and the impact to the Company could be material. As of September 27, 2008, the Company was in compliance with all applicable covenants of its Revolving Credit Agreement and Senior Note Agreement Amendment.

Member Financing Arrangement

A $10.0 million credit agreement with a third party bank is collateralized by Grocers Capital Company’s (“GCC”) loan receivables. GCC is a wholly owned subsidiary of the Company whose primary function is to provide financing to Members who meet certain credit requirements. Funding for loans is derived from the cash reserves of GCC, as well as the $10.0 million credit facility. The credit agreement, which was amended and restated, matures on March 31, 2010. Amounts advanced under the credit agreement bear interest at prime (5.0% and 7.75%) or Eurodollar (3.88% and 5.23%) plus 1.50% and 2.00% at September 27, 2008 and September 29, 2007, respectively. The applicable rate is determined at the Company’s discretion. The unused portion of the credit line is subject to a commitment fee of 0.125%. GCC had no borrowings outstanding at September 27, 2008 and September 29, 2007.

Loan receivables are periodically sold by GCC to the third party bank through a loan purchase agreement. This loan purchase agreement, which was amended and restated, matures on March 31, 2010. Total loan purchases under the agreement are limited to a total aggregate principal amount outstanding of $35.0, million modified from the previous agreement limit of $70.0 million, and bear interest at LIBOR plus 2.0% or 2.5% depending on loan type. The loan purchase agreement does not qualify for sale treatment pursuant to SFAS No. 140, “Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities,” as amended by SFAS No. 156, “Accounting for Servicing of Financial Assets.” Accordingly, the Company accounts for the transfer of these financial assets as a secured borrowing with a pledge of collateral. The aggregate amount of secured borrowings with the third party bank was $1.6 million and $2.9 million at September 27, 2008 and September 29, 2007, respectively. The pledged collateral included in current notes receivable was $0.8 million and $0.9 million and non-current amounts were $0.8 million and $2.0 million at September 27, 2008 and September 29, 2007, respectively. The loans receivable generally bear interest at rates averaging prime/LIBOR plus 1.05%, are paid monthly and have remaining maturity dates ranging from 2009 to 2019.

Loan Guarantees

The Company also guarantees certain loans made directly to Members by third-party lenders. At September 27, 2008 and September 29, 2007, the maximum principal amount of these guarantees was $0.1 million and $0.1 million, respectively. Member loans, provided by the Company and third parties, are generally secured with collateral, which usually consists of personal and real property owned by Members and may include personal guarantees of Members at the discretion of the Company.

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

In April 2008, the Board approved changes to our membership requirements. The principal change was that the Board increased the purchase threshold typically required to qualify as a Member from $5,000 per week to $1 million annually. Persons who were Members on the date of this change, or who were formerly shareholders or customers of Associated Grocers, Incorporated on the date of the Acquisition, are not subject to this change. Additionally, membership is generally required for those purchasing in excess of $3 million annually. See “DESCRIPTION OF DEPOSIT ACCOUNTS—General” in Amendment No. 4 to the Company’s Registration Statement on Form S-1 filed on July 3, 2008, with respect to the Company’s offering of Partially Subordinated Patrons’ Deposit Accounts for additional information.

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

A reduced investment option is available if certain qualifications are met. The Standard Class B Investment requirement (“SBI”) is approximately twice the amount of the Member’s average weekly purchases from the Cooperative Division, except for meat and produce, which are approximately one times the Member’s average weekly purchases from the Cooperative Division. If purchases are not made weekly, the average weekly purchases are based on the number of weeks in which purchases were actually made. Members may apply for a Reduced Class B Investment requirement (“RBI”), which requires Members to pay for their purchases electronically on the statement due date and demonstrate credit worthiness. The purpose of the RBI is to encourage Member growth by offering a reduced requirement if the qualifications are met and to provide a cap on the investment requirement at certain volume levels. The RBI is based on a sliding scale such that additional purchase volume marginally reduces the requirement as a percentage of purchase volume. These modifications were effective as of the end of the second quarter of fiscal 2005. Members who do not apply for the RBI remain on the SBI.

Members typically must satisfy their Class B Share requirement entirely through the holding of Class B Shares by the end of the sixth year of membership. In such cases, Class B Shares required to be held by a new Member may be purchased directly at the time of admission as a Member or may be acquired over the five consecutive fiscal years commencing with the first year after admission as a Member at the rate of 20% per year, if a subordinated cash deposit (“Required Deposit”) is provided for the full amount of the Class B Share requirement during the five-year build-up of the Class B Share requirement. The Required Deposit may generally be paid either in full upon acceptance as a Member or 75% upon acceptance and the balance paid over a 26-week period. Required Deposits for new stores or growth in the sales of existing stores can be paid either in full or with a 50% down payment and the balance paid over a 26-week period; replacement stores typically are treated as new stores for purposes of determining the treatment of the Required Deposit. Certain Members, including former shareholders of United or AG, may elect to satisfy their Class B Share requirement only with respect to stores owned at the time of admission as a Member solely from their patronage dividend distributions, and are not required to provide a Required Deposit. Member and Non-Member customers may be required to provide a credit deposit (“Credit Deposit”) in order to purchase products on credit terms established by the Company. “Credit Deposit” means any deposit that is required to be maintained by such Member or Non-Member customer in accordance with levels established by the credit office of Unified from time to time in excess of the amount of Required Deposits set by the Board.

Class B Shares are generally issued to Members as a portion of the Cooperative Division patronage dividends paid, if such Members do not hold enough Class B Shares to satisfy their Class B Share requirement. As Class B Shares are issued as part of a Member’s patronage dividend distribution, the Member receives credit against its Class B Share requirement based on the issuance value of such Class B Shares. If at the end of the Company’s second fiscal quarter, after giving effect to the Company’s next estimated Cooperative Division patronage dividend, the Member does not hold Class B Shares with a combined issuance value equal to the required amount of Class B Shares, Unified will typically require an additional subordinated deposit equal to such deficiency which, at Unified’s option, may be paid over a 26-week period. If following the issuance of Class B Shares as part of the patronage dividend distribution for any given fiscal year after the first year as a Member, the Member does not hold Class B Shares with a combined issuance value equal to the required amount of Class B Shares, then additional Class B Shares must be purchased by the Member in an amount sufficient to achieve the requirement. The additional Class B Shares may be paid for by charging the Member’s cash deposit account in an amount equal to the issuance value of the additional Class B Shares or by direct purchase by the Member, which may be paid over 26 weeks.

Certain Members, including former shareholders of United and AG, also may elect to satisfy their Class B Share requirement with respect to stores owned at the time of admission as a Member solely from their patronage dividend distributions by electing to receive Class B Shares in lieu of 80% of the Cooperative Division qualified cash patronage dividends the Member otherwise would receive in the future until the Class B Share requirement is satisfied. During the build-up of its Class B Share requirement, such Member is not required to provide a Required Deposit with respect to stores owned at the time of admission as a Member but may be required to provide a non-subordinated Credit Deposit. Satisfaction of the Class B Share requirement of such Members relating to new stores or growth in the sales of existing stores may not be satisfied solely from their patronage dividend distributions, but is subject to the same payment requirements as apply to other Members.

Members may also maintain deposits with Unified in excess of such Required Deposit amounts (“Excess Deposits”). The Company does not pay interest on the Required Deposit amounts. However, the Company currently pays interest at the prime rate for any cash deposits in excess of the Member’s Required Deposit amount. All such deposits of a Member are maintained in the Member’s deposit account.

The Required Deposits and all Patronage Certificates of Members are contractually subordinated and subject to the prior payment in full of certain senior indebtedness of the Company. As a condition of becoming a Member, each Member is required to execute a subordination agreement providing for the subordination of the Member’s Required Deposits and all Patronage Certificates. Generally, the subordination is such that no payment can be made by the Company with respect to the Required Deposits and Patronage Certificates in the event of an uncured default by the Company with respect to senior indebtedness, or in the event of dissolution, liquidation, insolvency or other similar proceedings, until all senior indebtedness has been paid in full.

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

Unified’s obligation to repay Members’ Required Deposit accounts on termination of Member status (once the Member’s obligations to Unified have been satisfied) is reported as a long-term liability within “Member and Non-Members’ deposits” on Unified’s consolidated balance sheets. Excess Deposits are not subordinated to Unified’s other obligations and are reported as short-term liabilities within “Members’ deposits and declared patronage dividends” on Unified’s consolidated balance sheets. At September 27, 2008 and September 29, 2007, Unified had $12.2 million and $7.0 million, respectively, in “Member and Non-Members’ deposits” and $16.1 million and $17.4 million, respectively, in “Members’ deposits and declared patronage dividends” (of which $12.7 million and $15.0 million, respectively, represented Excess Deposits as previously defined).

For fiscal 2002, patronage dividends for the Cooperative Division were paid in Class B Shares and Patronage Certificates. Patronage Certificates typically have a term of five years and an interest rate approximating the five-year Treasury rate as such rate exists at fiscal year end, and such rate is to be adjusted annually thereafter to approximate the same benchmark interest rate on each anniversary of the fiscal year end.

In fiscal 2003, the Company issued $3.3 million of Patronage Certificates as a portion of its patronage dividends due to Members for fiscal 2002. These Patronage Certificates are included in “Subordinated patronage dividend certificates” as of September 29, 2007 in the accompanying consolidated balance sheets. These Patronage Certificates were paid in full in December 2007.

In December 2002, as part of its fiscal 2003 Equity Enhancement Plan, the Board and the shareholders authorized the creation of a new class of equity, denominated “Class E Shares.” The Class E Shares were issued as a portion of the patronage dividends issued for the Cooperative Division in fiscal years 2003 through 2008, and may be issued as a portion of the patronage dividends issued for the Cooperative Division in future periods, as determined annually at the discretion of the Board. The Class E Shares have a stated value of $100 per share, and, unless required by law, are non-voting equity securities. Dividends on Class E Shares may be declared and may be payable in unique circumstances solely at the discretion of the Board. Class E Shares are transferable only with the consent of the Company, which will normally be withheld except in connection with the transfer of a Member’s business to an existing or new Member for continuation of such business.

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

On October 2, 2008, the Board declared a 4% cash dividend (approximately $0.8 million) on the outstanding Class E Shares of the Company as of September 27, 2008, to be paid in January 2009.

For fiscal 2005, patronage dividends in the Cooperative Division were paid to Members in the form of:

•	Class B Shares to the extent of any deficiency in the Member meeting its Class B Share requirement; and

•	Class E Shares for the balance of the patronage dividend due to the Member.

For fiscal 2008, 2007 and fiscal 2006, patronage dividends in the Cooperative Division were paid to Members as follows:

•	The first 30% of the patronage dividend was non-qualified and distributed in Class E Shares.

•	The remaining 70% of the patronage dividend was qualified and distributed as a combination of cash and Class B Shares as follows:

•	The first 20% of this portion of the dividend was paid in cash.

•

The remaining amount was paid in Class B Shares to the extent of any deficiency in the Member meeting its Class B Share Requirement, and the remainder will be deposited in cash to the Member’s deposit fund.

The accompanying financial statements reflect patronage dividends earned by Members as of the fiscal year ended September 27, 2008. The actual distribution of the dividend is anticipated to take place in early 2009.

Patronage dividends generated by the dairy divisions are paid quarterly and have historically been paid in cash.

REDEMPTION OF CAPITAL STOCK

The Articles of Incorporation and Bylaws currently provide that Unified’s Board has the absolute discretion to repurchase any Class A Shares, Class B Shares or Class E Shares of any outgoing Member regardless of when the membership terminated, and any Class B Shares in excess of the Class B Share requirement (“Excess Class B Shares”) held by a current Member, whether or not the shares have been tendered for repurchase and regardless of when the shares were tendered. The repurchase of Class A Shares, Class B Shares or Class E Shares is solely at the discretion of the Board. Pursuant to the Company’s redemption policy, Class E Shares cannot be repurchased for ten years from their date of issuance unless approved by the Board or upon sale or liquidation of the Company. After ten years, the holder may request that Unified, at the sole discretion of the Board, repurchase Class E Shares, even if the membership of the holder has not terminated. The Class E Shares, when redeemed, will be redeemed at stated value.

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

There is no assurance that Unified’s financial condition will enable it to legally redeem shares tendered for redemption. Even if redemption is permitted by legal requirements, it is possible under Unified’s redemption policy that a Member’s Class B Shares will not be fully, or even partially, redeemed in the year in which they are tendered for redemption.

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

At September 27, 2008, the Company has $0.9 million of tendered Class A Shares and $7.2 million of tendered Class B Shares pending redemption, whose redemption is subject to final approval by the Company’s Board, and in the case of Class B Shares, subject to the 5% limitation discussed above.

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

Insurance Reserves.    The Company’s insurance subsidiaries provide various types of insurance products to its Members including workers’ compensation, general liability, auto, directors and officers and others. Certain of the Company’s insurance subsidiaries are regulated by the State of California and are subject to the rules and regulations promulgated by the appropriate state regulatory agencies. There are many factors that contribute to the variability in estimating insurance loss reserves and related costs. Changes in state regulations may have a direct impact on workers’ compensation cost and reserve requirements. In fiscal 2004, mandatory contributions to the California Workers’ Compensation Fund for California based companies were reduced to somewhat mitigate the impact of the rising workers’ compensation cost to these businesses. The cost of insurance and the sufficiency of loss reserves are also impacted by actuarial estimates based on a detailed analysis of health care cost trends, mortality rates, claims history, demographics and industry trends. As a result, the amount of the loss reserve and the related expense is significantly affected by these variables, as well as the periodic changes in state and federal law. The Company regularly assesses the sufficiency of its loss reserves, which represent potential future claims and settlements to policyholders. Insurance reserves are recorded based on estimates and assumptions made by management using data available at the valuation date and are validated by third party actuaries to ensure such estimates are within acceptable ranges. In addition, the Company’s Wholesale Distribution segment was self-insured for workers’ compensation of up to $300,000 per incident through December 31, 2006, while the Company’s insurance subsidiaries provided additional coverage from $300,001 to $1,000,000 per incident. Beginning January 1, 2007, the Company’s Wholesale Distribution segment is fully insured for workers’ compensation up to $1,000,000 per incident with stop loss coverage provided through the Company’s insurance subsidiaries and third party coverage over that amount. The Company maintains appropriate reserves to cover anticipated payments up to the stop loss coverage. Effective upon renewal of its policy on January 1, 2009, the Wholesale Distribution segment’s stop loss coverage from the Company’s insurance subsidiaries will increase up to $2,000,000 per incident. Insurance reserves maintained by the Company’s insurance subsidiaries and the Company’s reserve for projected workers’ compensation payouts totaled approximately $51.2 million as of September 27, 2008 and $55.4 million as of September 29, 2007.

Allowance for Uncollectible Accounts and Notes Receivable.    The preparation of the Company’s consolidated financial statements requires management to make estimates of the collectibility of its accounts and notes receivable. The Company’s trade and short-term notes receivable, net was approximately $199.7 million and $148.2 million (including approximately $8.3 million and $4.2 million of short-term notes receivable) at September 27, 2008 and September 29, 2007, respectively. The Company’s long-term notes receivable, net was approximately $13.9 million and $10.2 million at September 27, 2008 and September 29, 2007, respectively. Management regularly analyzes its accounts and notes receivable for changes in the credit-worthiness of customers, economic trends and other variables that may affect the adequacy of recorded reserves for potential bad debt. In determining the appropriate level of reserves to establish, the Company utilizes several techniques including specific account identification, percentage of aged receivables and historical collection and write-off trends. In addition, the Company considers in its reserve calculations collateral such as Member shareholdings, cash deposits and personal guarantees. A bankruptcy or financial loss associated with a major customer could have a material adverse effect on the Company’s sales and operating results. The Company’s allowance for doubtful accounts for trade and short-term notes receivable was approximately $2.6 million and $1.7 million at September 27, 2008 and September 29, 2007, respectively, and $0.1 million and $0.4 million for long-term notes receivable at September 27, 2008 and September 29, 2007, respectively.

Lease Loss Reserves.    The Company has historically subleased store sites to independent retailers who meet certain credit requirements, at rates that are at least as high as the rent paid by the Company. Under the terms of the original lease agreements, the Company remains primarily liable for any financial commitments a retailer may no longer be able to satisfy. Should a retailer be unable to perform under the terms of the sublease, the Company would record a charge to earnings for the cost of the remaining term of the lease, less any expected sublease income, at net present value. The Company is also contingently liable for certain subleased facilities. Variables affecting the level of lease reserves recorded include the remaining lease term, vacancy rates of leased property, the state of the economy, property taxes, common area maintenance costs and the time required to sublease the property. Favorable changes in economic conditions, leading to shorter vacancy periods or higher than expected sublease rental commitments, could result in a reduction of the required reserves. The Company’s lease reserves for all leased locations were approximately $3.2 million and $7.8 million as of September 27, 2008 and September 29, 2007, respectively.

Goodwill and Intangible Assets.    The Company’s operating results are highly dependent upon either maintaining or growing its distribution volume to its customers. The Company’s top ten Member and Non-Member customers constituted approximately 41.5% of total net sales at September 27, 2008. A significant loss in membership or volume could adversely affect the Company’s operating results. The Merger with United and the Acquisition of AG resulted in the recording of goodwill representing the excess of the purchase price over the fair value of the net assets of the acquired businesses. The carrying value of the goodwill was approximately $39.0 million at September 27, 2008. Although the sales volume and customer base of the combined entity remains strong, significant reductions in the distribution volume in the future could potentially impair the carrying amount of goodwill, necessitating a write-down of this asset.

The Company evaluates its goodwill and intangible assets for impairment pursuant to SFAS No. 142, “Goodwill and Other Intangible Assets,” which provides that goodwill and other intangible assets with indefinite lives are not amortized but tested for impairment annually, or more frequently if circumstances indicate potential impairment. The impairment test is comprised of two steps: (1) a reporting unit’s fair value is compared to its carrying value; if the fair value is less than its carrying value, impairment is indicated; and (2) if impairment is indicated in the first step, it is measured by comparing the implied fair value of goodwill and intangible assets to its carrying value at the reporting unit level. In determining fair value, the Company uses the discounted cash flow method, which assumes a certain growth rate projected over a period of time in the future, and this result is then discounted to net present value using the Company’s estimated cost of capital. The Company evaluates its goodwill for impairment at the end of the third quarter for each fiscal year. Accordingly, the Company tested its goodwill and noted no impairment for the fiscal quarter ended June 28, 2008. In addition to the annual impairment test required under SFAS No. 142, during fiscal 2008 and 2007, the Company assessed whether events or circumstances occurred that potentially indicate that the carrying amount of these assets may not be recoverable. The Company concluded that there were no such events or changes in circumstances during fiscal 2008 and 2007 and determined that the fair value of the Company’s reporting units was in excess of its carrying value as of September 27, 2008 and September 29, 2007. Consequently, no impairment charges were recorded in fiscal 2008 and 2007.

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

On a quarterly basis, the Company assesses whether events or changes in circumstances occur that potentially indicate the carrying value of long-lived assets may not be recoverable. The Company concluded that there were no material events or significant changes in circumstances during fiscal 2008 and 2007.

Tax Valuation Allowances.    The Company accounts for income taxes in accordance with SFAS No. 109, “Accounting for Income Taxes” (“SFAS No. 109”), which requires that deferred tax assets and liabilities be recognized using enacted tax rates for the effect of temporary differences between the book and tax bases of recorded assets and liabilities. SFAS No. 109 also requires that deferred tax assets be reduced by a valuation allowance if it is more likely than not that some portion or all of the net deferred tax asset will not be realized. In accordance with SFAS No. 109 and post quasi-reorganization accounting, valuation allowance reductions are accounted for as an adjustment to additional paid-in capital, while increases to the valuation allowance are accounted for as an adjustment to the income tax provision. The Company had approximately $26.7 million and $16.3 million in net deferred tax assets at September 27, 2008 and September 29, 2007. Management evaluated the available positive and negative evidence in assessing the Company’s ability to realize the benefits of the net deferred tax assets at September 27, 2008 and September 29, 2007 and concluded it is more likely than not that the Company does not require a tax valuation allowance. The net deferred tax assets should be realized through future operating results and the reversal of temporary differences. Of the net deferred tax assets, $12.3 million and $10.5 million are classified as current assets in deferred income taxes and $14.4 million and $5.8 million are included in other assets in the accompanying consolidated balance sheets (see Item 8, “Financial Statements and Supplementary Data”) as of September 27, 2008 and September 29, 2007, respectively.

Pension and Postretirement Benefit Plans.    The Company’s non-union employees participate in Company sponsored defined benefit pension and postretirement benefit plans. Certain eligible union and non-union employees participate in separate plans providing payouts for unused sick leave. Officers of the Company also participate in a Company sponsored ESPP, which provides supplemental post-termination retirement income based on each participant’s final salary and years of service as an officer of the Company. The Company accounts for these benefit plans in accordance with SFAS No. 87, “Employers’ Accounting for Pensions,” SFAS No. 106 “Employers’ Accounting for Postretirement Benefits Other Than Pensions” and SFAS No. 112 “Employers’ Accounting for Postemployment Benefits—an amendment of FASB Statements No. 5 and 43” which require the Company to make actuarial assumptions that are used to calculate the carrying value of the related assets and liabilities and the amount of expenses to be recorded in the Company’s consolidated financial statements. Assumptions include the expected return on plan assets, discount rates, projected life expectancies of plan participants, anticipated salary increases and health care cost trends. The assumptions are regularly evaluated by management in consultation with outside actuaries who are relied upon as experts. While the Company believes the underlying assumptions are appropriate, the carrying value of the related assets and liabilities and the amount of expenses recorded in the consolidated financial statements could differ if other assumptions are used.

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

The adoption of SFAS No. 158 impacted our September 29, 2007 consolidated balance sheet as follows: decrease in total assets of $6.7 million, decrease in total liabilities of $16.1 million, and increase in shareholders’ equity of $9.4 million. Our September 27, 2008 consolidated balance sheet was impacted as follows: increase in total assets of $5.4 million, increase in total liabilities of $13.2 million, and decrease in shareholders’ equity of $7.8 million. For additional information, see Notes 12 and 13 of Notes to Consolidated Financial Statements in Item 8, “Financial Statements and Supplementary Data”).

The Company contributes to collectively-bargained, multi-employer defined benefit pension plans in accordance with the provisions of negotiated labor contracts. The amount of the Company’s contribution is determined according to provisions of collective bargaining agreements.

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

Recently Issued Pronouncements

In September 2008, the FASB issued FASB Staff Position (“FSP”) No. FAS 133-1 and FIN 45-4, “Disclosures about Credit Derivatives and Certain Guarantees: An Amendment of FASB Statement No. 133 and FASB Interpretation No. 45; and Clarification of the Effective Date of FASB Statement No. 161” (“FSP FAS 133-1 and FIN 45-4”), which amends Statement of Financial Accounting Standards No. 133, “Accounting for Derivative Instruments and Hedging Activities” (“SFAS No. 133”) to require the sellers of credit derivatives (particularly credit-default swaps), including credit derivatives embedded in hybrid instruments, to provide the same disclosures as required under FASB Interpretation (“FIN”) No. 45, “Guarantor’s Accounting and Disclosures Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others” (“FIN No. 45”). Additionally, this FSP amends FIN No. 45 to add a disclosure about the current status of the payment/performance risk of a guarantee. This FSP addresses concerns raised by investors that current disclosure requirements do not provide enough information about the effect upon a swap seller of deterioration in the financial condition of the issuer of the underlying instrument. FSP FAS 133-1 and FIN 45-4 is effective for reporting periods (annual or interim) ending after November 15, 2008. Accordingly, FSP FAS 133-1 and FIN 45-4 will be adopted commencing in the first quarter for the Company’s fiscal year-end 2009. The Company does not believe adoption of this FSP will have a material effect on its financial statements.

In April 2008, the FASB issued FASB Staff Position No. FAS 142-3, “Determination of the Useful Life of Intangible Assets” (“FSP 142-3”), which amends the factors that should be considered in developing renewal or extension assumptions used to determine the useful life of a recognized intangible asset under Statement of Financial Accounting Standards No. 142, “Goodwill and Other Intangible Assets” (“SFAS No. 142”). FSP 142-3 was issued to improve the consistency between the useful life of a recognized intangible asset under SFAS No. 142 and the period of expected cash flows used to measure the fair value of the asset under Statement of Financial Accounting Standards No. 141 (revised 2007), “Business Combinations,” and other U.S. GAAP. When determining the useful life of a recognized intangible asset, paragraph 11(d) of SFAS No. 142 precluded an entity from using its own assumptions about renewal or extension of an arrangement where there is likely to be substantial cost or material modifications. FSP 142-3 specifies that when entities develop assumptions about renewal or extension, an entity shall consider its own historical experience in renewing or extending similar arrangements; however, these assumptions should be adjusted for the entity-specific factors in paragraph 11 of SFAS No. 142. In the absence of that experience, an entity shall consider the assumptions that market participants would use about renewal or extension (consistent with the highest and best use of the asset by market participants), adjusted for the entity-specific factors in paragraph 11 of SFAS No. 142.

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

In September 2006, the FASB issued Statement of Financial Accounting Standards No. 158, “Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans” (“SFAS No. 158”). SFAS No. 158 requires that employers recognize on a prospective basis the funded status of an entity’s defined benefit pension and postretirement plans as an asset or liability in the financial statements, requires the measurement of defined benefit pension and postretirement plan assets and obligations as of the end of the employer’s fiscal year, and requires recognition of the funded status of defined benefit pension and postretirement plans. Due to unrecognized prior service costs and net actuarial gains and losses, the initial impact of adopting SFAS No. 158 (as well as subsequent changes in funded status) was recognized as a component of accumulated other comprehensive income which is included in total shareholders’ equity, net of applicable income tax. Previous amounts recorded as additional minimum liabilities and related intangible assets were also reversed upon adoption. In accordance with SFAS No. 158, fiscal year 2006 accounting and related disclosures were not affected by adoption of the new standard. SFAS No. 158 also requires additional disclosures in the notes to the financial statements. An employer without publicly traded equity securities shall initially apply the requirement to recognize the funded status of a benefit plan and the disclosure requirements as of the end of the fiscal year ending after June 15, 2007. Accordingly, the Company adopted SFAS No. 158 in the fourth quarter of its fiscal year ending September 29, 2007.

The table below summarizes the incremental effect of SFAS No. 158 adoption on the individual line items in the Company’s consolidated balance sheet at September 29, 2007:

(dollars in thousands)
	Pre-SFAS No. 158 Adoption	SFAS No. 158 Adjustments	Post-SFAS No. 158 Adoption
Other assets, net (including deferred income taxes)	$54,825	$(6,364)	$48,461
Intangible pension asset (included in Other assets, net)	394	(394)	—
Accrued liabilities (current portion of pension and postretirement liability)	58,918	4,209	63,127
Additional minimum pension liability (included in long-term liabilities, other)	394	(394)	—
Long-term liabilities, other	144,714	(19,939)	124,775
Accumulated other comprehensive (loss) earnings	(146)	9,366	9,220

The Company’s fiscal 2008 pension expense includes an approximate $0.4 million charge for its Unified and AG Cash Balance Plans and ESPP combined as a result of amortizing prior service costs of $0.3 million and an actuarial loss of $0.1 million from accumulated other comprehensive income into pension expense over the 2008 fiscal year. In addition, the Company’s fiscal 2008 postretirement expense includes an approximate $0.4 million credit for its postretirement benefit plans as a result of amortizing actuarial gains of $0.4 million from accumulated other comprehensive income into postretirement expense over the 2008 fiscal year.

The Company’s fiscal 2009 pension expense will include an estimated $0.6 million charge for its Unified and AG Cash Balance Plans and ESPP combined as a result of amortizing prior service costs of $0.2 million and an actuarial loss of $0.4 million from accumulated other comprehensive income into pension expense over the next fiscal year. In addition, the Company’s fiscal 2009 postretirement expense will include an estimated $0.9 million credit for its postretirement benefit plans as a result of amortizing credits to prior service cost due to plan amendments of $0.5 million and actuarial gains of $0.4 million from accumulated other comprehensive income into postretirement expense over the next fiscal year.

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

In October 2008, the FASB issued FASB Staff Position No. FAS 157-3, “Determining the Fair Value of a Financial Asset When the Market for That Asset Is Not Active” (“FSP FAS No. 157-3”), which amends Statement of Financial Accounting Standards No. FAS 157, “Fair Value Measurements,” to clarify the guidance for applying fair value accounting in an inactive market and provides an example to illustrate key considerations in determining the fair value of a financial asset when the market for that financial asset is no longer active. The FSP will be adopted commencing in the first quarter for the Company’s fiscal year 2009 in conjunction with SFAS No. 157.

In July 2006, the FASB issued Interpretation No. 48 (“FIN 48”), “Accounting for Uncertainty in Income Taxes,” which clarifies the accounting for uncertainty in income taxes recognized in the financial statements in accordance with FASB Statement No. 109, “Accounting for Income Taxes.” FIN 48 provides guidance on the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. FIN 48 also provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosures, and transition. FIN 48 is effective for fiscal years beginning after December 15, 2006. Accordingly, the Company adopted FIN 48 effective with its fiscal year ending September 27, 2008. The adoption of FIN 48 did not have a significant impact on the Company’s consolidated financial statements.

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

Unified is subject to interest rate changes on certain of its notes payable under the Company’s credit agreements that may affect the fair value of the notes payable, as well as cash flow and earnings. Based on the notes payable outstanding at September 27, 2008 and the current market conditions, a one percent increase in the applicable interest rates would decrease the Company’s annual cash flow and pretax earnings by approximately $1.6 million. Conversely, a one percent decrease in the applicable interest rates would increase annual cash flow and pretax earnings by $1.6 million.

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

The majority of the Company’s investments are held by two of its insurance subsidiaries, and include U.S. government agency mortgage-backed securities, high quality investment grade corporate bonds, and U.S. government treasury securities. These investments generally have readily determinable market values based on actively traded securities in the marketplace. Investments that are not actively traded are valued based upon inputs including quoted prices for identical or similar assets. Collectively, these investments have experienced a decrease in market value since the beginning of the Company’s fiscal year.

Investments held by the Company’s Wholesale Business consist primarily of Western Family Holding Company (“Western Family”) common stock. Western Family is a private cooperative located in Oregon from which the Company purchases food and related general merchandise products. Investments held by our other support businesses consist primarily of an investment by the Company’s finance subsidiary in a third party bank. The third party bank operates as a cooperative and therefore its borrowers are required to own its Class B stock.

Life insurance investments tied to the equity markets have been negatively impacted by the market decline that took place during fiscal year 2008, although such impact is deemed by management to be temporary in nature.

Item 8.    FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Report of Independent Registered Public Accounting Firm

To the Shareholders and Board of Directors

Unified Grocers, Inc.

We have audited the accompanying consolidated balance sheets of Unified Grocers, Inc. and subsidiaries (the “Company”) as of September 27, 2008 and September 29, 2007, and the related consolidated statements of earnings and comprehensive earnings, shareholders’ equity, and cash flows for each of the three years in the period ended September 27, 2008. Our audits also included the consolidated financial statement schedule listed in the index at Item 15(a)(2). These financial statements and the financial statement schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements and the financial statement schedule based on our audits.

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

In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of Unified Grocers, Inc. and subsidiaries as of September 27, 2008 and September 29, 2007, and the results of their operations and their cash flows for each of the three years in the period ended September 27, 2008, in conformity with accounting principles generally accepted in the United States of America. Also, in our opinion, such financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly in all material respects the information set forth therein.

As discussed in Note 1 to the consolidated financial statements, effective September 29, 2007, the Company adopted Statement of Financial Accounting Standards (“SFAS”) No. 158, “Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans—an amendment of FASB Statements No. 87, 88, 106 and 132(R)”.

/s/ DELOITTE & TOUCHE LLP

Los Angeles, California

December 11, 2008

Unified Grocers, Inc. and Subsidiaries

Consolidated Balance Sheets

(dollars in thousands)

	September 27, 2008	September 29, 2007
Assets

Current Assets:
Cash and cash equivalents	$15,849	$19,719
Accounts and current portion of notes receivable, net of allowances of $2.6 million and $1.7 million at September 27, 2008 and September 29, 2007, respectively	199,744	148,243
Inventories	267,723	204,994
Prepaid expenses	7,860	6,565
Deferred income taxes	12,258	10,531

Total current assets	503,434	390,052
Properties, net	204,961	196,276
Investments	79,863	78,178
Notes receivable, less current portion and net of allowances of $0.1 million and $0.4 million at September 27, 2008 and September 29, 2007, respectively	13,892	10,239
Goodwill	38,997	27,982
Other assets, net	62,135	48,461

Total Assets	$903,282	$751,188

Liabilities and Shareholders’ Equity

Current Liabilities:
Accounts payable	$211,483	$171,429
Accrued liabilities	73,834	63,127
Current portion of notes payable	1,347	6,038
Current portion of subordinated patronage dividend certificates	—	3,141
Members’ deposits and declared patronage dividends	16,053	17,456

Total current liabilities	302,717	261,191
Notes payable, less current portion	254,089	170,010
Long-term liabilities, other	130,684	124,775
Member and Non-Members’ deposits	12,207	6,948
Commitments and contingencies

Shareholders’ equity:
Class A Shares: 500,000 shares authorized, 185,500 and 168,300 shares outstanding at September 27, 2008 and September 29, 2007, respectively	34,011	28,886
Class B Shares: 2,000,000 shares authorized, 482,616 and 480,172 shares outstanding at September 27, 2008 and September 29, 2007, respectively	82,759	80,116
Class E Shares: 2,000,000 shares authorized, 238,617 and 205,330 shares outstanding at September 27, 2008 and September 29, 2007, respectively	23,862	20,533
Retained earnings after elimination of accumulated deficit of $26,976 effective September 28, 2002	66,275	50,385
Receivable from sale of Class A Shares to members	(3,778)	(876)
Accumulated other comprehensive earnings	456	9,220

Total shareholders’ equity	203,585	188,264

Total Liabilities and Shareholders’ Equity	$903,282	$751,188

The accompanying notes are an integral part of these statements.

Unified Grocers, Inc. and Subsidiaries

Consolidated Statements of Earnings and Comprehensive Earnings

(dollars in thousands)

	September 27, 2008	September 29, 2007	September 30, 2006
Net sales	$4,104,775	$3,133,441	$2,953,823
Cost of sales	3,707,777	2,832,007	2,657,278
Distribution, selling and administrative expenses	332,566	245,728	237,192

Operating income	64,432	55,706	59,353
Interest expense	(15,821)	(13,840)	(14,326)

Earnings before patronage dividends and income taxes	48,611	41,866	45,027
Patronage dividends	(22,059)	(17,680)	(20,973)

Earnings before income taxes	26,552	24,186	24,054
Income taxes	9,183	9,780	7,912

Net earnings	17,369	14,406	16,142

Other comprehensive earnings (loss), net of income taxes:
Unrealized net holding (loss) gain on investments	(908)	(137)	99
Defined benefit pension plans and other postretirement benefit plans: Unrecognized prior service cost and (loss) gain arising during period	(7,856)	—	—
Minimum pension liability adjustment	—	—	366

Comprehensive earnings	$8,605	$14,269	$16,607

The accompanying notes are an integral part of these statements.

Unified Grocers, Inc. and Subsidiaries

Consolidated Statements of Shareholders’ Equity

(dollars in thousands)

For the fiscal years ended September 27, 2008, September 29, 2007 and September 30, 2006	Class A		Class B		Class E		Retained Earnings (Accumulated Deficit)	Receivable from sale of Class A Shares	Accumulated Other Comprehensive Earnings (Loss)	Total
	Shares	Amount	Shares	Amount	Shares	Amount
Balance, October 1, 2005	132,800	$21,023	505,757	$81,913	155,711	$15,571	$22,514	$(726)	$(474)	$139,821
Class A Shares issued	25,997	5,012								5,012
Class A Shares redeemed	(9,550)	(1,557)					(271)			(1,828)
Class B Shares issued			17,642	3,889						3,889
Class B Shares converted to Class A Shares	4,903	855	(4,903)	(855)						—
Class B Shares redeemed			(23,455)	(3,641)			(368)			(4,009)
Class E Shares issued					30,639	3,064				3,064
Net earnings							16,142			16,142
Increase in receivable from sale of Class A Shares to members								(263)		(263)
Net unrealized gain on appreciation of investments (net of deferred tax liability of $51)									99	99
Minimum pension liability adjustment (net of deferred tax liability of $249)									366	366

Balance, September 30, 2006	154,150	25,333	495,041	81,306	186,350	18,635	38,017	(989)	(9)	162,293
Class A Shares issued	22,989	5,123								5,123
Class A Shares redeemed	(13,750)	(2,348)					(620)			(2,968)
Class B Shares issued			13,447	3,305						3,305
Class B Shares converted to Class A Shares	4,911	778	(4,911)	(778)						—
Class B Shares redeemed			(23,405)	(3,717)			(490)			(4,207)
Class E Shares issued					18,980	1,898				1,898
Class E Share cash dividend							(928)			(928)
Net earnings							14,406			14,406
Decrease in receivable due to payment for Class A Shares by members								113		113
Net unrealized loss on depreciation of investments (net of deferred tax benefit of $74)									(137)	(137)
Adoption of SFAS No. 158 (net of deferred tax liability of $6,364)									9,366	9,366

Balance, September 29, 2007	168,300	28,886	480,172	80,116	205,330	20,533	50,385	(876)	9,220	188,264
Class A Shares issued	30,450	7,484								7,484
Class A Shares redeemed	(13,600)	(2,390)					(897)			(3,287)
Class A and B Share adjustment		(24)		(169)			193			—
Class B Shares issued			24,442	6,317						6,317
Class B Shares converted to Class A Shares	350	55	(350)	(55)						—
Class B Shares redeemed			(21,648)	(3,450)			(775)			(4,225)
Class E Shares issued					33,287	3,329				3,329
Net earnings							17,369			17,369
Increase in receivable due to payment for Class A Shares by members								(2,902)		(2,902)
Net unrealized loss on depreciation of investments (net of deferred tax benefit of $506)									(908)	(908)
Defined benefit pension plans and other postretirement benefit plans: Net unrecognized prior service cost and (loss) gain arising during period (net of deferred tax asset of $5,388)									(7,856)	(7,856)

Balance, September 27, 2008	185,500	$34,011	482,616	$82,759	238,617	$23,862	$66,275	($3,778)	$456	$203,585

The accompanying notes are an integral part of these statements.

Unified Grocers, Inc. and Subsidiaries

Consolidated Statements of Cash Flows

(dollars in thousands)

	September 27, 2008	September 29, 2007	September 30, 2006
Cash flows from operating activities:
Net earnings	$17,369	$14,406	$16,142
Adjustments to reconcile net earnings to net cash (utilized) provided by operating activities:
Depreciation and amortization	22,763	19,371	21,239
Provision for doubtful accounts	978	(529)	(473)
Gain on sale of properties	(78)	(210)	(107)
Gain on sale of investment in mandatorily redeemable preferred stock	—	—	(1,148)
Deferred income taxes	(2,232)	(1,966)	(2,054)
Purchases of trading securities	—	—	(6,899)
Proceeds from maturities or sales of trading securities	—	11,775	5,053
Increase in cash surrender value of life insurance	—	(2,034)	—
(Increase) decrease in assets:
Accounts receivable	(50,283)	(3,287)	(1,277)
Inventories	(15,337)	1,849	(13,686)
Prepaid expenses	565	2,252	(1,869)
Benefit plan assets	(13,220)	(4,453)	(3,384)
Increase (decrease) in liabilities:
Accounts payable	5,559	17,800	(3,177)
Accrued liabilities	3,240	(6,752)	(1,610)
Long-term liabilities, other	2,535	2,604	1,709

Net cash (utilized) provided by operating activities	(28,141)	50,826	8,459

Cash flows from investing activities:
Purchases of properties	(21,937)	(34,866)	(14,163)
Purchases of securities and other investments	(23,967)	(35,340)	(34,543)
Proceeds from maturities or sales of securities and other investments	26,153	20,148	41,319
Origination of notes receivable	(6,325)	(3,202)	(7,798)
Collection of notes receivable	4,397	4,880	7,469
Proceeds from sales of properties	78	228	66
Increase in other assets	(576)	(9,834)	(7,002)
Acquisition of net assets from Associated Grocers, Incorporated	(39,973)	—	—

Net cash utilized by investing activities	(62,150)	(57,986)	(14,652)

Cash flows from financing activities:
Additions to long-term notes payable	84,913	21,988	4,943
Reduction of short-term notes payable	(5,923)	(8,320)	(11,143)
Payment of deferred financing fees	—	(564)	(75)
(Decrease) increase in members’ deposits and declared patronage dividends	(1,403)	3,552	472
Class E Share cash dividend	—	(928)	—
Redemption of Patronage Dividend Certificates	(3,141)	—	—
Increase (decrease) in Member and Non-Members’ deposits	5,259	(3,263)	(156)
(Increase) decrease in receivable from sale of Class A Shares to members	(2,902)	113	(263)
Repurchase of shares from members	(7,512)	(7,175)	(5,914)
Issuance of shares to members	17,130	10,326	12,042

Net cash provided (utilized) by financing activities	86,421	15,729	(94)

Net (decrease) increase in cash and cash equivalents	(3,870)	8,569	(6,287)
Cash and cash equivalents at beginning of year	19,719	11,150	17,437

Cash and cash equivalents at end of year	$15,849	$19,719	$11,150

The accompanying notes are an integral part of these statements.

Unified Grocers, Inc. and Subsidiaries

Consolidated Statements of Cash Flows—Continued

(dollars in thousands)

	September 27, 2008	September 29, 2007	September 30, 2006
Supplemental disclosure of cash flow information:
Cash paid during the year for:
Interest	$15,676	$12,383	$11,984
Income taxes	$6,644	$8,282	$15,273

Supplemental disclosure of non-cash items:
Conversion of Class B Shares to Class A Shares	$55	$778	$855
Capital leases	$517	$472	$—
Recognition of defined benefit intangible asset	$—	$(394)	$(1,068)

Acquisition of net assets from Associated Grocers, Incorporated:
Working capital	$11,741	$—	$—
Properties	5,024	—	—
Goodwill	11,015	—	—
Other assets	18,334	—	—
Unrecognized prior service cost included in AOCI	17	—	—
Long-term liabilities	(6,158)	—	—

Acquisition of net assets from Associated Grocers, Incorporated	$39,973	—	—

The accompanying notes are an integral part of these statements.

Unified Grocers, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

Fiscal Years Ended September 27, 2008, September 29, 2007 and September 30, 2006

1.    Basis of Presentation and Summary of Significant Accounting Policies

Nature of Business.    Unified Grocers, Inc. (“Unified” or the “Company”) is a retailer-owned, grocery wholesale cooperative serving supermarket, specialty and convenience store operators located primarily in the western United States and in the South Pacific. The Company’s customers range in size from single store operators to multiple store chains. The Company sells a wide variety of products typically found in supermarkets. The Company’s customers include its owners (“Members”) and non-owners (“Non-Members”). The Company sells products through Unified or through its specialty food subsidiary (Market Centre) and international sales subsidiary (Unified International, Inc.). The Company reports all product sales in its Wholesale Distribution segment. The Company also provides support services to its customers through the Wholesale Distribution segment, including retail technology, and through separate subsidiaries, including financing and insurance. Insurance activities are reported in Unified’s Insurance segment while finance activities are grouped within Unified’s All Other business activities. The availability of specific products and services may vary by geographic region. Members affiliated with directors of the Company purchase groceries and related products and services from the Company in the ordinary course of business pursuant to published terms or according to the provisions of individually negotiated supply agreements.

Principles of Consolidation.    The consolidated financial statements include the accounts of the Company and all of its subsidiaries and/or variable interest entities required to be consolidated in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”). Intercompany accounts and transactions between the consolidated companies have been eliminated in consolidation.

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

Fiscal Year End.    The Company’s fiscal year ends on the Saturday nearest September 30. Fiscal 2008, 2007 and 2006 each comprised 52 weeks.

Quasi-reorganization.    On September 25, 2002, the Company’s Board of Directors (the “Board”) approved a plan to affect a quasi-reorganization effective September 28, 2002. A quasi-reorganization is an accounting procedure that eliminates an accumulated deficit in retained earnings and permits a company to proceed on much the same basis as if it had been legally reorganized. A quasi-reorganization involves adjusting a company’s assets and liabilities to their fair values. Any remaining deficit in retained earnings is then eliminated by a transfer of amounts from paid-in capital and capital stock, if necessary, giving a company a “fresh start” and a zero balance in retained earnings.

Use of Estimates.    The preparation of the financial statements in accordance with U.S. GAAP requires management to make estimates and assumptions that affect the amounts reported in the consolidated financial statements and accompanying notes. On an ongoing basis, management evaluates its estimates. These estimates are based on historical experience and on various other factors that management believes to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying value of assets and liabilities that are not readily apparent from other sources. Actual results could differ from those estimates. These estimates and assumptions include, but are not limited to, assessing the following: the recoverability of accounts receivable, goodwill and other intangible assets, and deferred tax assets; the benefits related to uncertain tax positions; assumptions related to pension and other postretirement benefit expenses; and estimated losses related to insurance claims.

Cash Equivalents.    The Company considers all highly liquid debt investments with maturities of three months or less when purchased to be cash equivalents.

Unified Grocers, Inc. and Subsidiaries

Notes to Consolidated Financial Statements—(Continued)

The Company’s banking arrangements allow the Company to fund outstanding checks when presented for payment to the financial institutions utilized by the Company for disbursements. This cash management practice frequently results in total issued checks exceeding available cash balances at a single financial institution. The Company’s policy is to record its cash disbursement accounts with a cash book overdraft in accounts payable. At September 27, 2008 and September 29, 2007, the Company had book overdrafts of $51.3 million and $41.5 million, respectively, classified in accounts payable.

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

Goodwill and Intangible Assets.    Goodwill, arising from business combinations, represents the excess of the purchase price over the estimated fair value of net assets acquired. In accordance with the provisions of Statement of Financial Accounting Standards (“SFAS”) No. 142, “Goodwill and Other Intangible Assets” (“SFAS No. 142”), goodwill and intangible assets deemed to have indefinite lives are not amortized but are subject to annual impairment tests. Other intangible assets are amortized over their estimated useful lives. SFAS No. 142 requires that goodwill and certain intangible assets be assessed for impairment on an annual basis and between annual tests, when circumstances or events have occurred that may indicate a potential impairment, using fair value measurement techniques. For purposes of financial reporting and impairment testing in accordance with SFAS No. 142, the Company operates in two principal reporting segments, Wholesale Distribution and Insurance, which also represent the Company’s reporting units.

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

Upon the Company’s adoption of SFAS No. 142, the amortization of goodwill, including goodwill recorded in past transactions, ceased. The Company evaluates goodwill (reported entirely within the Wholesale Distribution segment) for impairment at the end of the third quarter of each fiscal year. In addition to the annual impairment test required under SFAS No. 142, during fiscal 2008 and 2007, the Company assessed whether events or circumstances occurred that potentially indicate that the carrying amount of these assets may not be recoverable. The Company concluded that there were no such events or changes in circumstances during 2008 and 2007 and determined that the fair value of the Company’s reporting units was in excess of its carrying value as of September 27, 2008 and September 29, 2007. Consequently, no impairment charges were recorded in fiscal 2008 and 2007.

Unified Grocers, Inc. and Subsidiaries

Notes to Consolidated Financial Statements—(Continued)

Intangible assets are recorded at cost, less accumulated amortization, and are included in other assets in the accompanying consolidated balance sheets as of September 27, 2008 and September 29, 2007. Amortization of intangible assets with finite lives as of September 27, 2008 is provided over their estimated useful lives ranging from 3 to 228 months on a straight-line basis or accelerated basis. As of September 27, 2008 and September 29, 2007, balances of intangible assets with finite lives and goodwill, net of accumulated amortization, were as follows (see Note 2 for further discussion of the amortization of customer relationships on an accelerated basis and the increase in goodwill in fiscal 2008):

(dollars in thousands)
September 27, 2008	Remaining Amortization Period	Historical Cost	Accumulated Amortization	Net
Intangible assets subject to amortization:
Customer contracts	3 – 84 months	$3,512	$2,012	$1,500
Customer relationships	228 months	7,200	686	6,514

Intangible assets not subject to amortization:
Goodwill				$38,997
Trademarks				2,700

(dollars in thousands)
September 29, 2007	Remaining Amortization Period	Historical Cost	Accumulated Amortization	Net
Intangible assets subject to amortization:
Customer contracts	15 – 68 months	$2,250	$1,691	$559

Intangible assets not subject to amortization:
Goodwill				$27,982

Amortization expense for other intangible assets was $1.3 million, $0.6 million and $0.6 million for the fiscal years ended September 27, 2008, September 29, 2007 and September 30, 2006, respectively. Amortization expense for other intangible assets is estimated to be $1.2 million in fiscal 2009, $0.8 million in fiscal 2010, $0.8 million in fiscal 2011, $0.7 million in fiscal 2012, $0.7 million in fiscal 2013 and $3.9 million thereafter.

Capitalized Software Costs.    The Company capitalizes costs associated with the development of software for internal use pursuant to American Institute of Certified Public Accountants (“AICPA”) Statement of Position (“SOP”) 98-1, “Accounting for the Costs of Computer Software Developed or Obtained for Internal Use,” and amortizes the costs over a 3, 4 or 5-year period. These costs were $6.7 million and $5.2 million (net of accumulated amortization of $32.1 million and $31.9 million) at September 27, 2008 and September 29, 2007, respectively, and are included in other assets in the accompanying consolidated balance sheets. Costs incurred in planning, training and post-implementation activities are expensed as incurred.

Long-Lived Assets.    The Company reviews long-lived assets for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Recoverability of assets to be held and used is measured by a comparison of the carrying amount of an asset to expected future cash flows generated by the asset. If the carrying amount of an asset exceeds its estimated undiscounted future cash flows, the carrying amount is compared to fair value and an impairment charge is recognized to the extent of the difference. On a quarterly basis, the Company assesses whether events or changes in circumstances have occurred that potentially indicate the carrying amount of long-lived assets may not be recoverable. The Company concluded that there were no material events or significant changes in circumstances during fiscal 2008 and 2007.

Lease and Loan Guarantees.    The Company evaluates lease and loan guarantees pursuant to Financial Accounting Standards Board (“FASB”) Interpretation (“FIN”) No. 45, “Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others” (“FIN No. 45”). Guarantees meeting the characteristics described in the interpretation are initially recorded at fair value. The Company is contingently liable for certain leases and loans guaranteed for certain Members (See Notes 7, 8 and 18).

Unified Grocers, Inc. and Subsidiaries

Notes to Consolidated Financial Statements—(Continued)

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

Revenue Recognition.    The Company recognizes revenue in accordance with U.S. GAAP and with Securities and Exchange Commission (“SEC”) issued Staff Accounting Bulletin No. 104, “Revenue Recognition” which clarifies certain existing accounting principles for the timing of revenue recognition and classification of revenues in the financial statements. Revenue is recognized when persuasive evidence of an arrangement exists, delivery has occurred, the price is fixed or determinable, and collectibility is reasonably assured. Revenue generated from the Company’s Wholesale Distribution segment is not recognized until title and risk of loss is transferred to the customer, which occur upon delivery of the products. Provisions for discounts, rebates to customers, and returns are provided for at the time the related sales are recorded, and are reflected as a reduction of sales. Service revenues are recognized when such services have been rendered.

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

Unified Grocers, Inc. and Subsidiaries

Notes to Consolidated Financial Statements—(Continued)

Shipping and Handling Costs.    Costs for shipping and handling are included as a component of distribution, selling and administrative expenses. Shipping and handling costs were $252.6 million, $196.8 million and $192.7 million for the fiscal years ended September 27, 2008, September 29, 2007 and September 30, 2006, respectively.

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

Comprehensive Earnings (Loss).    Comprehensive earnings (loss) are net earnings, plus certain other items that are recorded by the Company directly to accumulated other comprehensive earnings (loss), bypassing net earnings. The balance and current period change for each component of comprehensive earnings (loss), net of taxes, are summarized as follows:

(dollars in thousands)
	Net Unrealized Gain (Loss) on Appreciation (Depreciation) of Investments	Defined Benefit Pension Plans and Other Postretirement Benefit Plans: Unrecognized Prior Service Cost and (Loss) Gain Arising During the Period	Minimum Pension Liability Adjustment
Balance, October 1, 2005	$(108)	—	$(366)
Current period credit	99	—	366

Balance, September 30, 2006	(9)	—	—
Current period charge	(137)	—	—
Adoption of SFAS No. 158	—	9,366	—

Balance, September 29, 2007	(146)	9,366	—
Current period charge	(908)	(7,856)	—

Balance, September 27, 2008	$(1,054)	$1,510	$—

The following table indicates the benefit plans that comprise the adjustment to accumulated other comprehensive earnings (loss) for the impact of SFAS No. 158 which occurred as of September 27, 2008:

(dollars in thousands)
Description of Benefit Plan	Pre-tax Adjustment for Impact of SFAS No. 158 (charge)/credit	Deferred Tax Benefit (Liability)	Adjustment for Impact of SFAS No. 158, Net of Taxes (charge)/credit
Cash Balance Plan	$(13,216)	$5,309	$(7,907)
Cash Balance Plan – Associated Grocers, Incorporated	(4,066)	1,595	(2,471)
ESPP	(1,102)	390	(712)
Postretirement benefit plans	5,167	(1,920)	3,247
Postemployment benefit plans	(27)	14	(13)

Total, September 27, 2008	$(13,244)	$5,388	$(7,856)

Unified Grocers, Inc. and Subsidiaries

Notes to Consolidated Financial Statements—(Continued)

The following table indicates the benefit plans that comprise the adjustment to accumulated other comprehensive earnings (loss) for the initial adoption of SFAS No. 158 which occurred as of September 29, 2007:

(dollars in thousands)
Description of Benefit Plan	Pre-tax Adjustment for Initial Adoption of SFAS No. 158 (charge)/credit	Deferred Tax Benefit (Liability)	Adjustment for Initial Adoption of SFAS No. 158, Net of Taxes (charge)/credit
Cash Balance Plan	$10,165	$(4,112)	$6,053
ESPP II	(3,502)	1,417	(2,085)
Postretirement benefit plans	8,831	(3,573)	5,258
Postemployment benefit plans	236	(96)	140

Total, September 29, 2007	$15,730	$(6,364)	$9,366

The components of the change in net unrealized gains (losses) on investments, net of taxes, are as follows:

(dollars in thousands)
	September 27, 2008	September 29, 2007	September 30, 2006
Unrealized holding gains (losses) arising during the period	$(842)	$(20)	$115
Add reclassification adjustment for losses included in net earnings	(66)	(117)	(16)

Net unrealized holding gains (losses)	$(908)	$(137)	$99

Reclassifications

Based on the Company’s review of expected payments for workers’ compensation claims occurring beyond twelve months from the balance sheet date, the Company reclassified $41.4 million of insurance claims loss reserves from accrued liabilities to long-term liabilities, other on its accompanying consolidated balance sheet as of September 29, 2007 and $41.4 million and $43.1 million on its accompanying consolidated statements of cash flows for the fiscal years ended September 29, 2007 and September 30, 2006, respectively, to conform to the current year’s presentation.

In accordance with FASB Statement No. 95 “Statement of Cash Flows,” the Company has modified its cash flow presentation to disclose the gross cash outflows for loans originated and gross cash inflows for payments on loans. The Company reclassified $(3.2) million and $(7.8) million to origination of notes for the fiscal years ended September 29, 2007 and September 30, 2006 respectively, and $4.9 million and $7.5 million to collection of notes receivable for the fiscal years ended September 29, 2007 and September 30, 2006, respectively.

Recently Issued Pronouncements

In September 2008, the FASB issued FASB Staff Position (“FSP”) No. FAS 133-1 and FIN 45-4, “Disclosures about Credit Derivatives and Certain Guarantees: An Amendment of FASB Statement No. 133 and FASB Interpretation No. 45; and Clarification of the Effective Date of FASB Statement No. 161” (“FSP 133-1 and FIN 45-4”), which amends Statement of Financial Accounting Standards No. 133, “Accounting for Derivative Instruments and Hedging Activities” (“SFAS No. 133”) to require the sellers of credit derivatives (particularly credit-default swaps), including credit derivatives embedded in hybrid instruments, to provide the same disclosures as required under FIN No. 45. Additionally, this FSP amends FIN No. 45 to add a disclosure about the current status of the payment/performance risk of a guarantee. This FSP addresses concerns raised by investors that current disclosure requirements do not provide enough information about the effect upon a swap seller of deterioration in the financial condition of the issuer of the underlying instrument. FSP 133-1 and FIN 45-4 is effective for reporting periods (annual or interim) ending after November 15, 2008. Accordingly, FSP 133-1 and FIN 45-4 will be adopted commencing in the first quarter for the Company’s fiscal year-end 2009. The Company does not believe adoption of this FSP will have a material effect on its financial statements.

Unified Grocers, Inc. and Subsidiaries

Notes to Consolidated Financial Statements—(Continued)

In April 2008, the FASB issued FASB Staff Position No. FAS 142-3, “Determination of the Useful Life of Intangible Assets” (“FSP 142-3”), which amends the factors that should be considered in developing renewal or extension assumptions used to determine the useful life of a recognized intangible asset under SFAS No. 142. FSP 142-3 was issued to improve the consistency between the useful life of a recognized intangible asset under SFAS No. 142 and the period of expected cash flows used to measure the fair value of the asset under SFAS No. 141 (revised 2007), “Business Combinations,” and other U.S. GAAP. When determining the useful life of a recognized intangible asset, paragraph 11(d) of SFAS No. 142 precluded an entity from using its own assumptions about renewal or extension of an arrangement where there is likely to be substantial cost or material modifications. FSP 142-3 specifies that when entities develop assumptions about renewal or extension, an entity shall consider its own historical experience in renewing or extending similar arrangements; however, these assumptions should be adjusted for the entity-specific factors in paragraph 11 of SFAS No. 142. In the absence of that experience, an entity shall consider the assumptions that market participants would use about renewal or extension (consistent with the highest and best use of the asset by market participants), adjusted for the entity-specific factors in paragraph 11 of SFAS No. 142.

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

In December 2007, the FASB issued SFAS No. 141 (revised 2007), “Business Combinations,” and No. 160, “Noncontrolling Interests in Consolidated Financial Statements” (“SFAS No. 141(R)” and “SFAS No. 160”). SFAS No. 141(R) requires the acquiring entity in a business combination to recognize all (and only) the assets acquired and liabilities assumed in the transaction; establishes the acquisition-date fair value as the measurement objective for all assets acquired and liabilities assumed; and requires the acquirer to disclose to investors and other users all of the information they need to evaluate and understand the nature and financial effect of the business combination. SFAS No. 160 requires all entities to report noncontrolling (minority) interests in subsidiaries in the same manner—as equity in the consolidated financial statements and also requires transactions between an entity and noncontrolling interests to be treated as equity transactions. SFAS No. 160 requires that a parent recognize a gain or loss in net income when a subsidiary is deconsolidated (as of the date the parent ceases to have a controlling financial interest in the subsidiary). Both statements are effective for fiscal years beginning on or after December 15, 2008. Early adoption of both statements is not permitted. Accordingly, SFAS No. 141(R) and SFAS No. 160 will be adopted commencing in the first quarter for the Company’s fiscal year 2010. The Company is currently assessing the impact these standards may have on its consolidated financial statements.

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

Unified Grocers, Inc. and Subsidiaries

Notes to Consolidated Financial Statements—(Continued)

In February 2007, the FASB issued SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities—Including an Amendment of FASB Statement No. 115” (“SFAS No. 159”). SFAS No. 159 provides companies with an option to measure, at specified election dates, many financial instruments and certain other items at fair value that are not currently required to be measured at fair value. SFAS No. 159 is expected to expand the use of fair value measurement consistent with the Board’s long-term objectives for financial instruments. A company that adopts SFAS No. 159 will report unrealized gains and losses on items for which the fair value option has been elected in earnings at each subsequent reporting date. SFAS No. 159 also establishes presentation and disclosure requirements designed to facilitate comparisons between entities that choose different measurement attributes for similar types of assets and liabilities. SFAS No. 159 is effective for fiscal years beginning after November 15, 2007. Accordingly, SFAS No. 159 will be adopted commencing in the first quarter for the Company’s fiscal year 2009. The Company is currently assessing the impact this standard may have on its consolidated financial statements.

In September 2006, the FASB issued SFAS No. 158, “Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans” (“SFAS No. 158”). SFAS No. 158 requires that employers recognize on a prospective basis the funded status of an entity’s defined benefit pension and postretirement plans as an asset or liability in the financial statements, requires the measurement of defined benefit pension and postretirement plan assets and obligations as of the end of the employer’s fiscal year, and requires recognition of the funded status of defined benefit pension and postretirement plans. Due to unrecognized prior service costs and net actuarial gains and losses, the initial impact of adopting SFAS No. 158 (as well as subsequent changes in funded status) was recognized as a component of accumulated other comprehensive income which is included in total shareholders’ equity, net of applicable income tax. Previous amounts recorded as additional minimum liabilities and related intangible assets were also reversed upon adoption. SFAS No. 158 also requires additional disclosures in the notes to the financial statements. An employer without publicly traded equity securities shall initially apply the requirement to recognize the funded status of a benefit plan and the disclosure requirements as of the end of the fiscal year ending after June 15, 2007. Accordingly, the Company adopted SFAS No. 158 in the fourth quarter of its fiscal year ending September 29, 2007.

The table below summarizes the incremental effect of SFAS No. 158 adoption on the individual line items in the Company’s consolidated balance sheet at September 29, 2007:

(dollars in thousands)
	Pre-SFAS No. 158 Adoption	SFAS No. 158 Adjustments	Post-SFAS No. 158 Adoption
Other assets, net (including deferred income taxes)	$54,825	$(6,364)	$48,461
Intangible pension asset (included in Other assets, net)	394	(394)	—
Accrued liabilities (current portion of pension and postretirement liability)	58,918	4,209	63,127
Additional minimum pension liability (included in long-term liabilities, other)	394	(394)	—
Long-term liabilities, other	144,714	(19,939)	124,775
Accumulated other comprehensive (loss) earnings	(146)	9,366	9,220

The Company’s fiscal 2008 pension expense includes an approximate $0.4 million charge for its Unified Western Grocers, Inc. Cash Balance Plan and Cash Balance Retirement Plan for Employees of Associated Grocers, Incorporated (“Unified and AG Cash Balance Plans”) and Executive Salary Protection Plan (“ESPP”) combined as a result of amortizing prior service costs of $0.3 million and an actuarial loss of $0.1 million from accumulated other comprehensive income into pension expense over the 2008 fiscal year. In addition, the Company’s fiscal 2008 postretirement expense includes an approximate $0.4 million credit for its postretirement benefit plans as a result of amortizing actuarial gains of $0.4 million from accumulated other comprehensive income into postretirement expense over the 2008 fiscal year.

The Company’s fiscal 2009 pension expense will include an estimated $0.6 million charge for its Unified and AG Cash Balance Plans and ESPP combined as a result of amortizing prior service costs of $0.2 million and an actuarial loss of $0.4 million from accumulated other comprehensive income into pension expense over the next

Unified Grocers, Inc. and Subsidiaries

Notes to Consolidated Financial Statements—(Continued)

fiscal year. In addition, the Company’s fiscal 2009 postretirement expense will include an estimated $0.9 million credit for its postretirement benefit plans as a result of amortizing credits to prior service cost due to plan amendments of $0.5 million and actuarial gains of $0.4 million from accumulated other comprehensive income into postretirement expense over the next fiscal year.

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

In September 2006, the FASB issued SFAS No. 157, “Fair Value Measurements” (“SFAS No. 157”). SFAS No. 157 provides guidance for using fair value to measure assets and liabilities. Under SFAS No. 157, fair value refers to the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants in the market in which the reporting entity transacts. SFAS No. 157 establishes a fair value hierarchy that prioritizes the information used to develop the assumptions that market participants would use when pricing the asset or liability. The fair value hierarchy gives the highest priority to quoted prices in active markets and the lowest priority to unobservable data. In addition, SFAS No. 157 requires that fair value measurements be separately disclosed by level within the fair value hierarchy. SFAS No. 157 does not require new fair value measurements. In November 2007, the FASB reaffirmed that (1) companies will be required to implement SFAS No. 157 for financial assets and liabilities, as well as for any other assets and liabilities that are carried at fair value on a recurring basis in the financial statements; and (2) SFAS No. 157 remains effective for financial statements issued for fiscal years beginning after November 15, 2007 and interim periods within those fiscal years. The FASB did however, provide a one-year deferral for the implementation of SFAS No. 157 for other non-financial assets and liabilities. Accordingly, SFAS No. 157, as modified above, will be adopted commencing in the first quarter for the Company’s fiscal year 2009. The Company is currently assessing the impact this standard may have on its consolidated financial statements.

In October 2008, the FASB issued FASB Staff Position No. FAS 157-3, “Determining the Fair Value of a Financial Asset When the Market for That Asset Is Not Active” (“FSP No. 157-3”), which amends SFAS No. FAS 157, “Fair Value Measurements”, to clarify the guidance for applying fair value accounting in an inactive market and provides an example to illustrate key considerations in determining the fair value of a financial asset when the market for that financial asset is no longer active. The FSP will be adopted commencing in the first quarter for the Company’s fiscal year 2009 in conjunction with SFAS No. 157.

In July 2006, the FASB issued Interpretation No. 48 (“FIN No. 48”), “Accounting for Uncertainty in Income Taxes,” which clarifies the accounting for uncertainty in income taxes recognized in the financial statements in accordance with FASB Statement No. 109, “Accounting for Income Taxes.” FIN No. 48 provides guidance on the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. FIN No. 48 also provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosures, and transition. FIN No. 48 is effective for fiscal years beginning after December 15, 2006. Accordingly, the Company adopted FIN No. 48 effective with its fiscal year ending September 27, 2008. The adoption of FIN No. 48 did not have a significant impact on the Company’s consolidated financial statements.

In May 2007, the FASB issued FASB Staff Position No. FIN 48-1 (“FSP 48-1”), “Definition of Settlement in FASB Interpretation No. 48.” FSP 48-1 amended FIN No. 48 to provide guidance on how an enterprise should determine whether a tax position is effectively settled for the purpose of recognizing previously unrecognized tax benefits. FSP 48-1 required application upon the initial adoption of FIN No. 48. The adoption of FSP 48-1 had no material impact on the Company’s consolidated financial statements.

Unified Grocers, Inc. and Subsidiaries

Notes to Consolidated Financial Statements—(Continued)

2.    Acquisition and Purchase Accounting

On September 30, 2007, the Company completed the purchase of certain assets, including inventory, prepaid expenses, notes receivable, certain fixed assets, and other long-term intangible assets (including trademarks, customer relationships and assembled workforce), and assumed certain liabilities and obligations, including accounts payable, non-union employee pension plan and warehouse leases related to the operation of Associated Grocers, Incorporated and its subsidiaries (the “Seattle Operations”) of Seattle, Washington (the “Acquisition”). The Seattle Operations provide food, nonfood, general merchandise and retail services to stores from its office and leased distribution facilities in Seattle and Renton, Washington. The total purchase price was $39.8 million, which was financed through the Company’s revolving credit line. Additionally, the Company did not purchase trade accounts receivable in the transaction, but financed the initial accounts receivable generated by the Seattle Operations subsequent to the acquisition date from additional borrowings. This initial build-up of trade accounts receivable is reflected as a use of operating cash in the Company’s consolidated statements of cash flows for the fiscal year ending September 27, 2008. This transaction increased sales volume and is expected to allow Unified to sustain $4 billion in net sales annually, thus providing the independent retailers served by Unified an increased profile with the vendor community, improved retail market share in the Pacific Northwest and the benefit of distributing fixed costs and the cost of capital and overhead over a larger sales base.

The Company has accounted for the Acquisition under the purchase method in accordance with Statement of Financial Accounting Standards No. 141 (“SFAS No. 141”), “Business Combinations.” The following illustrates the allocation of the purchase price and assumption of certain liabilities based on valuations and internal analyses:

	Allocated Fair Value (amounts in 000’s)
Assets Acquired (Liabilities Assumed)	September 30, 2007	Adjustments	September 27, 2008
Current assets (primarily inventory and prepaid expenses)	$49,211	$—	$49,211
Property, plant and equipment	4,871	153	5,024
Investments (a non-marketable equity security)	4,924	94	5,018
Notes receivable	2,235	—	2,235
Intangible assets
Goodwill (including assembled workforce)	9,398	1,617	11,015
Customer relationships (finite lived)	7,200	—	7,200
Trademarks (indefinite lived)	2,700	—	2,700
Deferred tax assets	1,319	1,097	2,416
Other long-term assets	1,000	—	1,000
Current liabilities (primarily accounts payable and accrued liabilities)	(39,517)	(188)	(39,705)
Long-term liability – defined benefit pension plan	(3,368)	—	(3,368)
Long-term liabilities – other	—	(2,790)	(2,790)
AOCI – FAS 158 net prior service cost	—	17	17

Total – net assets acquired	$39,973	$0	$39,973

The total allocated fair value of approximately $40.0 million was based on the $39.8 million purchase price, less $3.9 million in cash on hand retained by Associated Grocers, Incorporated (“AG”), plus third party transaction costs of $4.1 million paid by the Company. In valuing acquired assets and liabilities assumed, fair values were based on, but not limited to, expected discounted cash flows for the customer relationships, replacement cost for fixed assets, relief from royalty for trademarks, and comparable market rates for contractual obligations.

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

Unified Grocers, Inc. and Subsidiaries

Notes to Consolidated Financial Statements—(Continued)

The excess of the purchase price over the fair value of the assets acquired and liabilities assumed has been allocated to goodwill in the amount of $11.0 million, including $7.0 million for assembled workforce. Goodwill is non-amortizing for financial statement purposes and is evaluated annually for impairment in accordance with Financial Accounting Standards Board SFAS No. 142. The majority of the goodwill is expected to be deductible for income tax purposes over a period not exceeding fifteen years.

The Company recorded exit related liability reserves pursuant to Emerging Issues Task Force (“EITF”) No. 95-3, “Recognition of Liabilities in Connection with a Purchase Business Combination,” of $3.0 million. The reserves are related to lease termination costs associated with the planned exit from the Seattle facilities ($2.8 million) and employee termination costs ($0.2 million). This plan was finalized during the fourth quarter of fiscal 2008. As of the fiscal year ended September 27, 2008, the Company has incurred employee termination expenses of $0.2 million. The remaining reserves are included in “Long-term liabilities, other” on the accompanying consolidated balance sheet.

The results of the Seattle Operations are included in the results of operations for the full fiscal year ended September 27, 2008.

The following unaudited pro-forma consolidated results of operations for the year ended September 29, 2007 assumes the Acquisition occurred as of October 1, 2006. The pro-forma results are not necessarily indicative of the actual results that would have occurred had the acquisition been completed as of the beginning of the period presented, nor are they necessarily indicative of future consolidated results.

Year ended September 29, 2007
Total Revenues	$4,038,650
Net earnings	11,856

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

The FASB issued in January 2003 and revised in December 2003 FASB Interpretation No. 46(R) (“FIN No. 46(R)”), “Consolidation of Variable Interest Entities—an Interpretation of Accounting Research Bulletin (“ARB”) No. 51, Consolidated Financial Statements.” Although the Company had no ownership interest in the unrelated third party that assumed the leasehold and sub-leasehold interests from the Company, that third party was considered a variable interest entity pursuant to FIN No. 46(R). Because the primary investor in the variable interest entity did not have sufficient equity at risk, the Company was considered the primary beneficiary. Accordingly, the Company was required to consolidate the assets, liabilities and non-controlling interests of the variable interest entity, as well as the results of operations.

During fiscal 2008, Unified and the unrelated business property developer finalized an agreement whereby the Company’s obligation with respect to two of the properties was settled by Unified’s cash payments totaling $3.8 million, which approximated combined lease reserves previously recorded by the variable interest entity and the Company. As a result of this agreement, the Company’s maximum loss exposure related to the remaining two leases, with the last lease expiring in 2014, has been reduced to $2.2 million. Management has determined that Unified does not expect future losses or returns related to these two remaining leases, and as such, consolidation

Unified Grocers, Inc. and Subsidiaries

Notes to Consolidated Financial Statements—(Continued)

is no longer required under FIN No. 46(R). The impact of the deconsolidation was immaterial to the Company’s financial position, results of its operations and cash flows.

4.    Properties

Properties, stated at cost, consisted of the following:

(dollars in thousands)
	September 27, 2008	September 29, 2007
Land	$59,678	$59,291
Buildings and leasehold improvements	134,328	129,063
Equipment	102,404	81,263
Equipment under capital leases	876	472

	297,286	270,089
Less accumulated depreciation and amortization	92,325	73,813

	$204,961	$196,276

Consolidated depreciation and amortization expense related to properties was $19.1 million, $15.3 million and $14.7 million for the years ended September 27, 2008, September 29, 2007 and September 30, 2006, respectively.

Included in accumulated amortization at September 27, 2008 and September 29, 2007 is approximately $0.4 million and $0.1 million, respectively, related to capital leases. Amortization expense related to capital leases aggregated $0.3, $0.1 and $0.2 million for the years ended September 27, 2008, September 29, 2007 and September 30, 2006, respectively.

5.    Investments

The amortized cost and fair value of investments are as follows:

(dollars in thousands)
September 27, 2008	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Available for sale securities:
Fixed maturity securities:
Available for sale:
U.S. Treasury securities and obligations of U.S. government corporations and agencies	$35,442	$644	$(147)	$35,939
Corporate securities	32,256	22	(1,891)	30,387

Total fixed maturity securities	67,698	666	(2,038)	66,326

Total available for sale securities	$67,698	$666	$(2,038)	66,326

Common stock, at cost				13,537

Total Investments				$79,863

Unified Grocers, Inc. and Subsidiaries

Notes to Consolidated Financial Statements—(Continued)

(dollars in thousands)
September 29, 2007	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Available for sale securities:
Fixed maturity securities:
Available for sale:
U.S. Treasury securities and obligations of U.S. government corporations and agencies	$39,410	$190	$(319)	$39,281
Corporate securities	29,683	113	(208)	29,588

Total fixed maturity securities	69,093	303	(527)	68,869

Total available for sale securities	$69,093	$303	$(527)	68,869

Common stock, at cost				9,309

Total Investments				$78,178

During the fiscal year ended September 27, 2008, the Company did not hold any trading securities. During the fiscal years ended September 29, 2007 and September 30, 2006, the Company recorded unrealized losses of $0.3 million and $0.1 million, respectively, due to changes in the fair value of the convertible corporate securities, which were classified as trading securities. Net realized gains resulting from sales of the convertible corporate securities during the fiscal years ended September 29, 2007 and September 30, 2006 were $0.9 million and $0.6 million, respectively.

The Company’s insurance subsidiaries invest a significant portion of premiums received in fixed income securities to fund loss reserves. As a result, the Company’s insurance subsidiaries are subject to both credit and interest rate risk. Management has established guidelines and practices to limit the amount of credit risk through limitation of non-investment grade securities. The Company assesses whether unrealized losses are other-than-temporary. The discussion and table that follow describe the Company’s securities that have unrealized losses.

Unrealized losses on the Company’s investments in fixed income securities were caused by interest rate increases rather than credit quality. Because the Company’s insurance subsidiaries have the ability and intent to hold these investments until recovery of fair value, which may be upon maturity, the Company does not consider these investments to be other-than-temporarily impaired at September 27, 2008.

The table below illustrates the length of time securities, not deemed to be other-than-temporarily impaired, have been in a continuous unrealized loss position at September 27, 2008:

(dollars in thousands)
	Less than 12 Months		12 Months or Greater		Total
Description of Securities	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
U.S. Treasury securities and U.S. Government obligations	$1,400	$16	$—	$—	$1,400	$16
Federal agency mortgage-backed securities	7,137	79	1,731	52	8,868	131
Corporate mortgage-backed bonds	4,556	305	433	70	4,989	375
Corporate debt securities	21,715	1,396	691	120	22,406	1,516

Total Investments	$34,808	$1,796	$2,855	$242	$37,663	$2,038

Unified Grocers, Inc. and Subsidiaries

Notes to Consolidated Financial Statements—(Continued)

Held to maturity and available for sale fixed maturity securities are due as follows:

(dollars in thousands)
September 27, 2008	Amortized Cost	Fair Value
Due in one year or less	$479	$468
Due after one year through five years	14,787	14,669
Due after five years through ten years	16,340	15,621
Due after ten years	36,092	35,568

	$67,698	$66,326

September 29, 2007	Amortized Cost	Fair Value
Due in one year or less	$3,767	$3,767
Due after one year through five years	14,231	14,288
Due after five years through ten years	16,455	16,430
Due after ten years	34,640	34,384

	$69,093	$68,869

Expected maturities will differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties. Mortgage-backed securities are shown as being due at their average expected maturity dates.

Amounts reported as “due in one year or less” are included in long-term investments as a wholly-owned subsidiary of the Company is required to maintain investments in support of a letter of credit issued on behalf of a regulatory authority in compliance with statutory regulations (see Note 7). The standby letter of credit agreement includes provisions for automatic extensions without amendment (unless advance notification to terminate is given by the Company) and is therefore considered to be a long-term commitment. Hence, investments with maturities less than one year maintained in support of this long-term commitment are generally sold to repurchase investments with longer maturities. As these investments continue to support a long-term commitment obligation, the Company classifies such amounts as long-term.

Net investment income is summarized as follows:

(dollars in thousands)
	Years Ended
	September 27, 2008	September 29, 2007	September 30, 2006
Fixed maturity securities	$3,622	$3,540	$2,831
Preferred stock	—	42	70
Equity securities	—	142	2
Cash and cash equivalents	(50)	24	172

	3,572	3,748	3,075
Less investment expenses	378	491	477

	$3,194	$3,257	$2,598

Investments carried at fair values of $58.2 million and $58.3 million at September 27, 2008 and September 29, 2007 (which include $1.1 million and $0.9 million recorded in cash and cash equivalents), respectively, are maintained in support of a letter of credit issued on behalf of a regulatory authority ($37.8 million and $36.7 million at September 27, 2008 and September 29, 2007, respectively) in compliance with statutory regulations. Investments with fair values of $5.1 million and $2.8 million at September 27, 2008 and September 29, 2007 (which include $0.5 million and $0.3 million recorded in cash and cash equivalents), respectively, are on deposit

Unified Grocers, Inc. and Subsidiaries

Notes to Consolidated Financial Statements—(Continued)

with regulatory authorities in compliance with statutory regulations. Investments with fair values of $4.6 million and $9.3 million at September 27, 2008 and September 29, 2007 (which include $0.1 million and $0.5 million recorded in cash and cash equivalents), respectively, are on deposit in compliance with collateral requirements on reinsurance arrangements.

Equity securities that do not have readily determinable fair values are accounted for using the cost or equity methods of accounting. The Company evaluated its investments in equity securities for impairment as of September 27, 2008 and September 29, 2007, and the Company did not consider any of these equity securities to be impaired.

The Company held investments in Western Family Holding Company (“Western Family”) common stock of $9.5 million and $5.2 million at September 27, 2008 and September 29, 2007, respectively. Western Family is a private cooperative located in Oregon from which the Company purchases food and related general merchandise products. The investment represents approximately a 22% and 15% ownership interest at September 27, 2008 and September 29, 2007, respectively. As a result of the Acquisition, the Company’s investment in Western Family increased by $5.0 million. The Company’s ownership percentage in Western Family is based, in part, on the volume of purchases transacted with Western Family. During fiscal 2008, the Company received a return of invested capital in the amount of $0.8 million resulting from Western Family’s recalculation of its members’ ownership percentage in the cooperative based on purchase volume. The investment is accounted for using the equity method of accounting.

The Company’s finance subsidiary, Grocers Capital Company, has an investment in a third party bank, which operates as a cooperative and therefore its borrowers are required to own its Class B stock. The investment in the Class B common stock of this third party bank aggregated $4.1 million at September 27, 2008 and September 29, 2007, respectively. For the fiscal year ended 2008, no dividend income was recorded. Dividend income of $0.1 million and $0.5 million was recorded for the fiscal years ended 2007 and 2006, respectively.

6.    Accrued Liabilities

Accrued liabilities are summarized as follows:

(dollars in thousands)
	September 27, 2008	September 29, 2007
Insurance loss reserves and other insurance liabilities	$20,738	$20,034
Accrued wages, current portion of retirement benefits and related taxes	25,790	24,983
Accrued income and other taxes payable	7,794	2,648
Accrued promotional liabilities	2,135	1,105
Other accrued liabilities	17,377	14,357

	$73,834	$63,127

Unified Grocers, Inc. and Subsidiaries

Notes to Consolidated Financial Statements—(Continued)

7.    Notes Payable

The Company’s notes payable and scheduled maturities are summarized as follows:

(dollars in thousands)
	September 27, 2008	September 29, 2007
Senior secured notes	$90,697	$95,637
Secured revolving credit agreement	162,400	77,000
Member financing arrangement	1,657	2,939
Obligations under capital leases	682	472

Total notes payable	255,436	176,048
Less portion due within one year	1,347	6,038

	$254,089	$170,010

Maturities of notes payable as of September 27, 2008 are:

(dollars in thousands)
Fiscal year
2009	$1,347
2010	5,460
2011	2,490
2012	165,987
2013	3,837
Thereafter	76,315

$255,436

Senior Secured Notes

The Company had a total of $90.7 million outstanding, at September 27, 2008, in senior secured notes to certain insurance companies and pension funds (referred to collectively as John Hancock Life Insurance Company, or “Hancock”) under a note purchase agreement dated September 29, 1999 (as amended, the “Senior Note Agreement”) as amended and restated effective January 6, 2006. At September 29, 2007, $95.6 million was outstanding under the Senior Note Agreement.

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

The Senior Note Agreement Amendment calls for interest only payments for the first five years of the term, and then starting on the 61st payment, approximately $0.8 million principal plus interest on the $86.0 million of notes. At the maturity date, a balloon payment of $66.3 million is due. In addition, $4.5 million of notes (monthly payments of interest only at 8.71%) will mature (with a balloon payment due) on October 1, 2009. During fiscal 2008, $4.7 million of notes, including interest, matured with a balloon payment of $4.4 million.

The notes continue to be secured by certain of the Company’s personal and real property and contain customary covenants, default provisions (including acceleration of the debt in the event of an uncured default), and prepayment penalties similar to those included in the original note purchase agreement.

Unified Grocers, Inc. and Subsidiaries

Notes to Consolidated Financial Statements—(Continued)

Secured Revolving Credit Agreement

In addition, the Company has a $225.0 million secured revolving credit facility (“Revolving Credit Agreement”). The Revolving Credit Agreement expires on January 31, 2012 and bears interest at either LIBOR plus an applicable margin (0.75% to 1.75%), or the lender’s base rate plus an applicable margin (0.00% to 0.25%). At September 27, 2008 and September 29, 2007, the Revolving Credit Agreement bore interest at the lender’s base rate plus applicable margin (5.0% plus 0.00% and 7.75% plus 0.00%), or adjusted LIBOR plus applicable margin (2.71% plus 1.25% and 5.61% plus 1.00%), respectively. The Revolving Credit Agreement contains an option to expand to $300 million. Undrawn portions of the commitments under the Revolving Credit Agreement bear commitment fees at rates between 0.15% and 0.35% per annum. The Revolving Credit Agreement is collateralized by the accounts receivable and inventories of the Company and certain subsidiaries. The Company had $162.4 million and $77.0 million outstanding under the Revolving Credit Agreement at September 27, 2008 and September 29, 2007, respectively.

The Revolving Credit Agreement and the Senior Note Agreement Amendment each contain customary representations, warranties, financial covenants, default and pre-payment provisions for these types of financing. Obligations under these credit agreements are senior to the rights of Members with respect to Required Deposits, patronage dividend certificates and subordinated notes (see Note 11). Both the Revolving Credit Agreement and the Senior Note Agreement Amendment limit the incurrence of additional funded debt and the incurrence of liens except permitted liens. Examples of default conditions include the failure to pay an installment of principal or interest under the agreements, the making of false representations and warranties, and non-compliance with one or more financial covenants (minimum tangible net worth, fixed charge coverage ratio and funded debt to earnings before interest, income taxes, depreciation, amortization and patronage dividends, “EBITDAP”). The Revolving Credit Agreement and the Senior Note Agreement Amendment both limit distributions to shareholders (including the repurchase of shares) to designated permitted redemptions, and prohibit all distributions and payments on patronage dividend certificates (“Patronage Certificates”) when an event of default has occurred and is continuing. In the event the Company is not in compliance with the financial covenants of the Revolving Credit Agreement and the Senior Note Agreement Amendment, the continued availability of loan funds or the terms upon which such loans would be available could be negatively impacted, and the impact to the Company could be material. As of September 27, 2008, the Company was in compliance with all applicable covenants of its Revolving Credit Agreement and Senior Note Agreement Amendment.

Member Financing Arrangement

A $10.0 million credit agreement with a third party bank is collateralized by Grocers Capital Company’s (“GCC”) loan receivables. GCC is a wholly owned subsidiary of the Company whose primary function is to provide financing to Members who meet certain credit requirements. Funding for loans is derived from the cash reserves of GCC, as well as the $10.0 million credit facility. The credit agreement, which was amended and restated, matures on March 31, 2010. Amounts advanced under the credit agreement bear interest at prime (5.0% and 7.75%) or Eurodollar (3.88% and 5.23%) plus 1.50% and 2.00% at September 27, 2008 and September 29, 2007, respectively. The unused portion of the credit line is subject to a commitment fee of 0.125%. The applicable rate is determined at the Company’s discretion. GCC had no borrowings outstanding at September 27, 2008 and September 29, 2007.

Loan receivables are periodically sold by GCC to the third party bank through a loan purchase agreement. This loan purchase agreement, which was amended and restated, matures on March 31, 2010. Total loan purchases under the agreement are limited to a total aggregate principal amount outstanding of $35.0 million, modified from the previous agreement limit of $70.0 million, and bear interest at LIBOR plus 2.0% or 2.5% depending on loan type. The loan purchase agreement does not qualify for sale treatment pursuant to SFAS No. 140, “Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities—a replacement of FASB Statement No. 125,” as amended by SFAS No. 156, “Accounting for Servicing of Financial Assets.” Accordingly, the Company accounts for the transfer of these financial assets as a secured borrowing with a pledge of collateral. The aggregate amount of secured borrowings with the third party bank was $1.6 million and $2.9 million at

Unified Grocers, Inc. and Subsidiaries

Notes to Consolidated Financial Statements—(Continued)

September 27, 2008 and September 29, 2007, respectively. The pledged collateral included in current notes receivable was $0.8 million and $0.9 million and non-current amounts were $0.8 million and $2.0 million at September 27, 2008 and September 29, 2007, respectively. The loans receivable generally bear interest at rates averaging prime/LIBOR plus 1.05%, are paid monthly and have remaining maturity dates ranging from 2009 to 2019.

Standby Letters of Credit

During fiscal 2005, a Member of the Company entered into a $0.9 million standby letter of credit agreement with the Company’s finance subsidiary to secure insurance coverage provided by the Company’s insurance subsidiary in the event the Member is unable to meet its obligations. During fiscal 2006, this agreement was cancelled and replaced with a new standby letter of credit agreement with the same parties containing similar terms in the amount of $1.1 million (see Note 18).

Prior to fiscal 2005, a wholly-owned subsidiary of the Company held investments carried at fair value on deposit with regulatory authorities in compliance with statutory insurance regulations. During fiscal 2005, the Company’s wholly-owned subsidiary entered into a $41.8 million standby letter of credit agreement to secure workers’ compensation claims in the event it is unable to meet its obligations under these claims. The standby letter of credit is secured by investments of the Company’s wholly-owned subsidiary (see Note 5), and such investments have concurrently been released from their deposit restriction by virtue of implementing and maintaining the standby letter of credit. During fiscal 2008, the standby letter of credit agreement was amended to (1) extend its expiration date to April 1, 2009, including an automatic extension without amendment for one year beyond the expiration date unless written notice of intention not to extend is given sixty days prior to the expiration date, and (2) modify the amount under the agreement to $37.8 from $36.7 million in fiscal 2007. In addition, the Company also has $1.5 million in standby letters of credit outstanding at September 27, 2008, to secure various bank, insurance and vendor obligations.

Loan Guarantees

The Company also guarantees certain loans made directly to Members by third-party lenders. At September 27, 2008 and September 29, 2007, the maximum principal amount of these guarantees was $0.1 million and $0.1 million, respectively. Member loans, provided by the Company and third parties, are generally secured with collateral, which usually consists of personal and real property owned by Members and may include personal guarantees of Members at the discretion of the Company.

8.    Leases

Capital and Operating Leases

The Company has entered into operating leases for certain warehouse, transportation and data processing equipment, and non-cancelable capital leases, primarily for warehouse equipment.

The Company has also entered into operating leases for approximately thirty retail supermarkets. The majority of these locations are subleased to various Members of the Company. The operating leases and subleases are non-cancelable, renewable in certain instances, include purchase options that are not bargain purchase options, and require payment of real estate taxes, insurance and maintenance.

Rent expense for operating leases was $29.4 million, $22.3 million and $21.9 million for the fiscal years ended September 27, 2008, September 29, 2007 and September 30, 2006, respectively. Sublease rental income was $5.4 million, $6.8 million and $6.6 million for the fiscal years ended September 27, 2008, September 29, 2007 and September 30, 2006, respectively.

Unified Grocers, Inc. and Subsidiaries

Notes to Consolidated Financial Statements—(Continued)

Minimum rentals on equipment under capital leases and properties leased by the Company, including properties subleased to third parties, as of September 27, 2008, are summarized as follows:

(dollars in thousands)
Fiscal year	Capital Leases	Operating Leases
2009	$388	$24,291
2010	349	23,183
2011	7	19,359
2012	—	13,443
2013	—	9,758
Thereafter	—	34,178
Total minimum lease payments	744	$124,212
Less: amount representing interest	(62)
Present value of net minimum lease payments	682
Less: current installments of obligations under capital leases	(341)
Obligations of capital leases excluding current installments	$341

Future minimum sublease rental income on operating leases as of September 27, 2008 is summarized as follows:

(dollars in thousands)
Fiscal year	Operating Leases
2009	$6,416
2010	5,676
2011	4,697
2012	3,617
2013	2,804
Thereafter	15,482

Total future minimum sublease income	$38,692

Lease Guarantees

At September 27, 2008, the Company was contingently liable with respect to ten lease guarantees for certain Members with commitments expiring through 2017. The Company believes the locations underlying these leases are marketable and, accordingly, that it will be able to recover a substantial portion of the guaranteed amounts in the event the Company is required to satisfy its obligations under the guarantees.

The Company’s guarantees of these leases are summarized in the table below.

(dollars in thousands)
Remaining Lease Term	Guaranteed Leases
Less than 1 year	$3,106
1-3 years	4,974
4-5 years	4,537
More than 5 years	2,000

Total lease guarantees	$14,617

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

Unified Grocers, Inc. and Subsidiaries

Notes to Consolidated Financial Statements—(Continued)

Total lease guarantees as disclosed above include lease guarantees entered into during fiscal 2006 and fiscal 2004 with respect to two Members. The guarantees consist of one twenty-year term and one ten-year term, respectively, and as of September 27, 2008, the maximum potential amount of future payments that the Company could be required to make as a result of the Member’s non-payment of rent is approximately $3.5 million and $1.8 million, respectively. Pursuant to FIN No. 45, Unified has recorded a liability in connection with these guarantee arrangements. These liabilities, which amount to approximately $0.4 million and $0.4 million, respectively, at September 27, 2008 and September 29, 2007, represent the premiums receivable from the Members as consideration for the guarantees, and are deemed to be the fair value of the lease guarantees. The Company does not believe, based on historical experience and information currently available, that it is probable that any amounts will be required to be paid under these guarantee arrangements.

9.    Income Taxes

The significant components of income tax expense are summarized as follows:

(dollars in thousands)
	September 27, 2008	September 29, 2007	September 30, 2006
Federal:
Current	$10,390	$9,705	$9,871
Deferred	(2,242)	(1,640)	(1,866)

Total federal	8,148	8,065	8,005

State:
Current	1,025	2,041	95
Deferred	10	(326)	(188)

Total state	1,035	1,715	(93)

Income taxes	$9,183	$9,780	$7,912

The effects of temporary differences and other items that give rise to deferred tax assets and liabilities are presented below:

(dollars in thousands)
	September 27, 2008	September 29, 2007
Deferred tax assets:
Accounts receivable	$1,104	$970
Accrued benefits	43,720	38,459
Lease reserves	2,157	3,319
Insurance reserves	2,810	3,002
Net operating loss carry forwards	1,284	1,483
Non-qualified written notice of allocation	16,610	15,504
Inventory reserve	1,496	595
Disallowed patronage loss	1,594	—
Other	3,633	2,561

Total gross deferred tax assets	$74,408	$65,893

Deferred tax liabilities:
Properties	$41,705	$43,948
Market value adjustment	1,432	1,957
Capitalized software	2,790	2,254
Deferred state taxes	1,406	957
Other	382	429

Total gross deferred tax liabilities	$47,715	$49,545

Net deferred tax assets	$26,693	$16,348

Unified Grocers, Inc. and Subsidiaries

Notes to Consolidated Financial Statements—(Continued)

The Company had net deferred tax assets of $26.7 million and $16.3 million, of which $12.3 million and $10.5 million are classified as deferred income taxes in current assets and $14.4 million and $5.8 million are included in other assets in the accompanying consolidated balance sheets as of September 27, 2008 and September 29, 2007, respectively.

A valuation allowance is required to be provided to reduce the deferred tax assets to a level which, more likely than not, will be realized. The Company’s net deferred tax assets of approximately $26.7 million and $16.3 million were not reduced by tax valuation allowances at September 27, 2008 and September 29, 2007. Management evaluated the available positive and negative evidence in determining the realizability of the net deferred tax assets at September 27, 2008 and September 29, 2007 and concluded it is more likely than not that the Company should realize its net deferred tax assets through future operating results and the reversal of taxable temporary differences.

The Company had federal net operating loss carryforwards of approximately $3.7 million and $4.2 million and no state net operating loss carryforwards as of the fiscal years ended September 27, 2008 and September 29, 2007, respectively. A portion of the federal net operating loss has not been utilized in the current year and is being carried forward due to certain limitations under Internal Revenue Code Section 382. The net operating losses expire in 2018 for federal income taxes.

The provision for income taxes at the Company’s effective tax rate differed from the provision for income taxes at the federal statutory rate (35%) as follows:

(dollars in thousands)
	September 27, 2008	September 29, 2007	September 30, 2006
Federal income tax expense at the statutory rate	$9,293	$8,465	$8,419
State income taxes, net of federal income tax benefit	673	1,115	(61)
Tax exempt income and dividends received deduction	—	(32)	(162)
Extraterritorial income exclusion	—	(22)	(99)
Disallowed loss	36	625	875
Officers’ life insurance	972	(644)	(218)
Adjustment to prior year tax liabilities	351	280	(998)
VIE lease reserve	(2,407)	—	—
Other, net	265	(7)	156

Provision for income taxes	$9,183	$9,780	$7,912

The Company adopted FIN No. 48 commencing in the first quarter of the Company’s fiscal year-end 2008. The adoption of FIN 48 did not have a material impact on the Company’s financial condition and results of operations. At September 27, 2008, the Company had no unrecognized tax benefits that, if recognized, would materially affect the Company’s effective income tax rate in future periods. Management is currently unaware of any issues under review that could result in significant payments, accruals or material deviations from its recognized tax positions. Effective upon adoption of FIN No. 48, the Company continues to recognize interest and penalties accrued related to unrecognized tax benefits and penalties within its provision for income taxes. The Company had no material interest and penalties accrued at September 27, 2008. Prior to its adoption of FIN No. 48, the Company recognized such interest and penalties, which were immaterial in prior periods, within its provision for income taxes.

The Company completed federal income tax examinations for its fiscal years 2004 and 2005, resulting in no adjustments to its tax returns. With limited exceptions, the Company is no longer subject to federal income tax examinations for fiscal years prior to 2006. As of September 27, 2008, the Company is subject to income tax examinations for its U.S. federal income taxes for fiscal years 2006 and 2007 and for state and local income taxes for fiscal years 2003 through 2007.

Unified Grocers, Inc. and Subsidiaries

Notes to Consolidated Financial Statements—(Continued)

10.    Patronage Dividends and Subordinated Patronage Dividend Certificates

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

•

Cooperative Division:    Patronage earnings attributable to the Cooperative Division are generated from all patronage activities of Unified other than the Southern California and Pacific Northwest Dairy Divisions regardless of geographic location. Patronage dividends for this division are paid based on the qualified patronage purchases of the following types of products: dry grocery, deli, health and beauty care, tobacco, general merchandise, frozen food, ice cream, meat, produce and bakery.

The following table summarizes the patronage dividend earnings of Unified during the past three fiscal years.

(dollars in thousands)
Division	2008	2007	2006
Cooperative	$11,343	$6,528	$10,726
Southern California Dairy	10,065	10,544	9,731
Pacific Northwest Dairy	651	608	516

Total	$22,059	$17,680	$20,973

The Company at its option may elect to issue a portion of its patronage dividends in the form of subordinated patronage dividend certificates (“Patronage Certificates”) evidencing subordinated indebtedness of the Company. Patronage Certificates are unsecured general obligations, subordinated to certain indebtedness of Unified, not subject to offset by the holder, and nontransferable without the consent of Unified. Patronage Certificates typically have a term of five years and an interest rate approximating the five-year Treasury rate as such rate exists at fiscal year end, and such rate is to be adjusted annually thereafter to approximate the same benchmark interest rate on each anniversary of the fiscal year end. In fiscal 2003, the Company issued $3.3 million of Patronage Certificates as a portion of its patronage dividends due to Members for fiscal 2002. These Patronage Certificates are included in subordinated patronage dividend certificates as of September 29, 2007 in the accompanying consolidated balance sheets. These Patronage Certificates were paid in full in December 2007.

For fiscal 2008, fiscal 2007 and fiscal 2006, patronage dividends in the Cooperative Division were paid to Members as follows:

•	The first 30% of the patronage dividend was non-qualified and distributed in Class E Shares.

•	The remaining 70% of the patronage dividend was qualified and distributed as a combination of cash and Class B Shares as follows:

•	The first 20% of this portion of the dividend was paid in cash.

•

The remaining amount was paid in Class B Shares to the extent of any deficiency in the Member meeting its Class B Share Requirement, and the remainder will be deposited in cash to the Member’s deposit fund.

Unified Grocers, Inc. and Subsidiaries

Notes to Consolidated Financial Statements—(Continued)

The accompanying financial statements reflect patronage dividends earned by Members as of the fiscal year ended September 27, 2008. The actual distribution of the dividend is anticipated to take place in early 2009.

Patronage dividends generated by the dairy divisions are paid quarterly and have historically been paid in cash.

11.    Capital Shares

The Class A, Class B and Class E Shares of Unified are offered only to such persons or entities who from time to time may be accepted as Members of the Company.

Class A Shares.    Class A Shares may be held only by Members of Unified. In order to qualify for and maintain Member status, a person or other entity (1) must own Class A Shares and Class B Shares in an amount specified by the Board; (2) must be of approved financial standing; (3) must be engaged in selling grocery and related products at retail or wholesale; (4) must purchase products from Unified in amounts and in a manner that is established by the Board; (5) must make application in such form as is prescribed by Unified; and (6) must be accepted as a Member by Board action.

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

Prior to December 2002, Unified’s Bylaws required that each Member acquire and hold 100 Class A Shares. Thereafter, the required holdings of Class A Shares by a Member were increased to 150 shares at the end of fiscal 2003, 200 shares at the end of fiscal 2004, 250 shares at the end of fiscal 2005, 300 shares at the end of fiscal 2006, and 350 shares at the end of fiscal 2007. Unified currently requires each Member to own 350 shares. The Board is authorized to accept Members without the issuance of Class A Shares when the Board determines that such action is justified by reason of the fact that the ownership of the patron is the same, or sufficiently the same, as that of another Member holding the required number of Class A Shares.

Such persons or entities who from time to time may be accepted as new Members of Unified will be required to purchase or subscribe for the purchase of the number of Class A Shares in the manner set forth in the preceding paragraph. The price for these shares is the Exchange Value Per Share of the Company’s outstanding shares at the close of the fiscal year end prior to purchase. At September 27, 2008 and September 29, 2007, the Exchange Value Per Share was $273.97 and $245.79, respectively. Any subscription will require a minimum cash down payment with terms to be determined by the Board. Unified at its option may, as a condition to accepting a Member, require that instead of issuing Class A Shares, such Member purchase said shares from a terminated Member at the same price which would have been payable had the new Member purchased said shares from Unified.

Holders of Class A Shares are entitled to vote such shares cumulatively for the election of 80% of the authorized number of directors.

Class B Shares.    The Company requires each Member to hold Class B Shares having an issuance value equal to approximately twice the Member’s average weekly purchases from the Cooperative Division, except for meat and produce which are approximately one times the Member’s average weekly purchases from the Cooperative Division (the “Class B Share requirement”). If purchases are not made weekly, the average weekly purchases are based on

Unified Grocers, Inc. and Subsidiaries

Notes to Consolidated Financial Statements—(Continued)

the number of weeks in which purchases were actually made. For purposes of determining the Class B Share requirement, each Class B Share held by a Member has an issuance value equal to the Exchange Value Per Share of the Company’s outstanding shares at the close of the fiscal year end prior to the issuance of such Class B Shares. The holders of Class B Shares currently have the right to elect 20% of the authorized number of directors. Except as provided above or by California law, the holders of Class B Shares do not have any other voting rights.

The Class B Share requirement is determined twice a year, at the end of the Company’s second and fourth fiscal quarters, based on the Member’s purchases from the Cooperative Division during the preceding four quarters.

Members and those persons or entities who from time to time may be accepted as new Members of Unified will be issued Class B Shares in the manner described below. New Members typically must satisfy their Class B Share requirement entirely through the holding of Class B Shares by the end of the sixth year of membership. Class B Shares required to be held by a new Member may be purchased directly at the time of admission as a Member or may be acquired over the five consecutive fiscal years commencing with the first year after admission as a Member at the rate of 20% per year, if a subordinated cash deposit (“Required Deposit”) is provided for the full amount of the Class B Share requirement during the five-year build-up of the Class B Share requirement. The Required Deposit may generally be paid either in full upon acceptance as a Member or 75% upon acceptance and the balance paid over a 26-week period. Required Deposits for new stores or growth in the sales of existing stores can be paid either in full or with a 50% down payment and the balance paid over a 26-week period; replacement stores typically are treated as new stores for purposes of determining the treatment of the Required Deposit. Certain Members, including former shareholders of United Grocers, Inc. (“United”) or AG, may elect to satisfy their Class B Share requirement only with respect to stores owned at the time of admission as a Member solely from their patronage dividend distributions, and are not required to provide a Required Deposit. Member and Non-Member customers may be required to provide a non-subordinated credit deposit (“Credit Deposit”) in order to purchase products on credit terms established by the Company. “Credit Deposit” means any non-subordinated deposit that is required to be maintained by such Member or Non-Member customer in accordance with levels established by the credit office of Unified from time to time in excess of the amount of Required Deposits set by the Board.

Class B Shares are generally issued to Members as a portion of the Cooperative Division patronage dividends paid, if such Members do not hold enough Class B Shares to satisfy their Class B Share requirement. As Class B Shares are issued as part of a Member’s patronage dividend distribution, the Member receives credit against its Class B Share requirement based on the issuance value of such Class B Shares. If at the end of the Company’s second fiscal quarter, after giving effect to the Company’s next estimated Cooperative Division patronage dividend, the Member does not hold Class B Shares with a combined issuance value equal to the required amount of Class B Shares, Unified will typically require an additional subordinated deposit equal to such deficiency which, at Unified’s option, may be paid over a 26-week period. If following the issuance of Class B Shares as part of the patronage dividend distribution for any given fiscal year after the first year as a Member, the Member does not hold Class B Shares with a combined issuance value equal to the required amount of Class B Shares, then additional Class B Shares must be purchased by the Member in an amount sufficient to achieve the requirement. The additional Class B Shares may be paid for by charging the Member’s cash deposit account in an amount equal to the issuance value of the additional Class B Shares or by direct purchase by the Member, which may be paid over 26 weeks. The Board may increase or otherwise change the Class B Share requirement and payment terms at its discretion.

A reduced investment option is available if certain qualifications are met. The standard Class B Share investment requirement (“SBI”) is approximately twice the amount of the Member’s average weekly purchases from the Cooperative Division, except for meat and produce, which are approximately one times the Member’s average weekly purchases from the Cooperative Division. Members may apply for a reduced Class B Share investment requirement (“RBI”), which requires Members to pay for their purchases electronically on the statement due date and demonstrate credit worthiness. The purpose of the RBI is to encourage Member growth by offering a reduced requirement if the qualifications are met and to provide a cap on the investment requirement at certain volume levels. The RBI is based on a sliding scale such that additional purchase volume marginally reduces the requirement as a percentage of purchase volume. Members who do not apply for the RBI remain on the SBI. However, once a Member has elected the RBI option, it must notify Unified in writing if it wishes to change its election. Generally, changes can only be made at the time of the second quarter recalculation of the Class B Share

Unified Grocers, Inc. and Subsidiaries

Notes to Consolidated Financial Statements—(Continued)

requirement in March. Certain Members, including those who were shareholders and customers of United or AG on the date of the Company’s merger with United or the Acquisition of AG (“former shareholders of United and AG”), who are permitted to satisfy their Class B Share requirement only with respect to stores owned at the time of admission as a Member solely from their patronage dividend distributions, must remain on the RBI and typically will not be permitted to change their election to the SBI until they have satisfied their Class B Share requirement. These changes were effective with the fiscal 2005 second quarter recalculation of the Class B Share investment requirement.

Certain Members, including former shareholders of United and AG, may elect to satisfy their Class B Share requirement with respect to stores owned at the time of admission as a Member solely from their patronage dividend distributions by electing to receive Class B Shares in lieu of 80% of the Cooperative Division qualified cash patronage dividends the Member otherwise would receive in the future until the Class B Share requirement is satisfied. During the build-up of its Class B Share requirement, such Member is not required to provide a Required Deposit with respect to stores owned at the time of admission as a Member but may be required to provide a non-subordinated Credit Deposit. Satisfaction of the Class B Share requirement of such Members relating to new stores or growth in the sales of existing stores may not be satisfied solely from their patronage dividend distributions, but is subject to the same payment requirements as apply to other Members.

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

Class C Shares.    There are 24 authorized Class C Shares of which 15 were outstanding as of September 27, 2008 and September 29, 2007, respectively. Class C Shares are held by directors of the Company. Each director purchases one Class C Share for its stated value of ten dollars. Class C Shares are non-voting director qualifying shares, with no rights as to dividends or other distributions, and share in liquidation at a value of ten dollars per share. During fiscal 2007, the Board approved a resolution to redeem the Class C Shares, and the Company’s intention is to redeem and simultaneously cancel the outstanding shares.

Class E Shares.    In December 2002, as part of the Company’s fiscal 2003 equity enhancement plan, a new class of equity, denominated “Class E Shares,” was created. Class E Shares were issued as a portion of the patronage dividends issued for the Cooperative Division in fiscal years 2003 through 2008, and may be issued as a portion of the patronage dividends issued for the Cooperative Division in future periods, as determined annually at the discretion of the Board. The Class E Shares have a stated value of $100 per share, and, unless required by law, are non-voting equity securities. Dividends on Class E Shares may be declared and may be payable in unique circumstances solely at the discretion of the Board. Class E Shares are transferable only with the consent of the Company, which will normally be withheld except in connection with the transfer of a Member’s business to an existing or new Member for continuation of such business. Pursuant to the Company’s redemption policy, Class E Shares cannot be repurchased for ten years from their date of issuance unless approved by the Board or upon sale or liquidation of the Company. Thereafter, shares may be repurchased by the Company subject to the limitations of California General Corporation Law, credit agreements, the Articles of Incorporation and Bylaws, redemption policy and approval by the Board.

Redemption of Capital Shares.    The Articles of Incorporation and Bylaws currently provide that Unified’s Board has the absolute discretion to repurchase any Class A Shares, Class B Shares or Class E Shares of any outgoing Member regardless of when the membership terminated, and any Class B Shares in excess of the Class B Share requirement (“Excess Class B Shares”) held by a current Member, whether or not the shares have been tendered for repurchase and regardless of when the shares were tendered. The repurchase of Class A Shares, Class B

Unified Grocers, Inc. and Subsidiaries

Notes to Consolidated Financial Statements—(Continued)

Shares or Class E Shares is solely at the discretion of the Board. Pursuant to the Company’s redemption policy, Class E Shares cannot be repurchased for ten years from their date of issuance unless approved by the Board or upon sale or liquidation of the Company. After ten years, the holder may request that Unified, at the sole discretion of the Board, repurchase Class E Shares, even if the membership of the holder has not terminated. The Class E Shares, when redeemed, will be redeemed at stated value.

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

Unified’s Board will have the absolute discretion to redeem Excess Class B Shares or to redeem Class A, Class B or Class E Shares of any outgoing Member regardless of when the membership terminated or the Class B Shares were tendered. The Board will also have the right to elect to redeem Excess Class B Shares or Class E Shares even though such redemption has not been requested and without regard to each year’s five percent limit or any other provision of the redemption policy.

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

The following tables summarize the Class A and Class B Shares tendered for redemption, shares converted, shares redeemed, and the remaining number of shares and their associated redemption value pending redemption at the fiscal year end of each of the following periods:

(dollars in thousands)
Class A Shares	Tendered	Redeemed	Remaining	Redemption Value at Fiscal year-end
Fiscal 2005			1,950	$340
Fiscal 2006	11,150	9,550	3,550	$695
Fiscal 2007	12,600	13,750	2,400	$535
Fiscal 2008	14,700	13,600	3,500	$860

(dollars in thousands)
Class B Shares	Tendered	Converted		Redeemed	Remaining	Redemption Value at Fiscal year-end
Fiscal 2005					60,807	$10,637
Fiscal 2006	14,034	4,903	(a)	23,455	46,483	$8,382
Fiscal 2007	18,351	4,911	(a)	23,405	36,518	$7,179
Fiscal 2008	17,482	350		21,648	32,002	$7,217

(a)	Shares converted to Class A Shares pursuant to the Company’s equity enhancement program.

12.    Benefit Plans

The Company sponsors a cash balance plan (“Unified Cash Balance Plan”). The Unified Cash Balance Plan is a noncontributory defined benefit pension plan covering substantially all employees of the Company who are not subject to a collective bargaining agreement. Under the Unified Cash Balance Plan, participants are credited with an

Unified Grocers, Inc. and Subsidiaries

Notes to Consolidated Financial Statements—(Continued)

annual accrual based on years of service with the Company. The Unified Cash Balance Plan balance receives an annual interest credit, currently tied to the 30-year Treasury rate that is in effect the previous November, but in no event shall the rate be less than 5%. On retirement, participants will receive a lifetime annuity based on the total cash balance in their account. The Company makes contributions to the Unified Cash Balance Plan in amounts that are at least sufficient to meet the minimum funding requirements of applicable laws and regulations, but no more than amounts deductible for federal income tax purposes. Benefits under the Unified Cash Balance Plan are provided through a trust and also through annuity contracts.

In association with the Acquisition, the Company assumed the Cash Balance Retirement Plan for Employees of Associated Grocers, Incorporated (“AG Cash Balance Plan”), which is a noncontributory defined benefit pension plan covering certain former employees of Associated Grocers, Incorporated who were not subject to a collective bargaining agreement. Under the AG Cash Balance Plan, participants are credited with an annual accrual at rates as defined in the plan document based on years of service with Associated Grocers, Incorporated and with Unified. The AG Cash Balance Plan balance receives an annual interest credit, currently tied to the 30-year Treasury rate that is in effect the previous November. The Company makes contributions to the AG Cash Balance Plan in amounts that are at least sufficient to meet the minimum funding requirements of applicable laws and regulations. Benefits under the AG Cash Balance Plan are provided through a trust and also through annuity contracts. As of September 30, 2007, the projected benefit obligation of the AG Cash Balance Plan was $35.3 million, the fair value of plan assets was $31.9 million, and the resulting net unfunded obligation of $3.4 million was recorded in conjunction with the purchase price allocation and included in Long-term liabilities, other on the Company’s consolidated balance sheet for the fiscal year ended September 27, 2008 (see Note 2).

The Company also sponsors an Executive Salary Protection Plan (“ESPP”) that provides supplemental post-termination retirement income based on each participant’s final salary and years of service as an officer of the Company. Depending on when the officer became a participant in the ESPP, final salary is defined as the highest compensation of the last three years preceding employment separation or the average of the highest five years of compensation out of the last ten years preceding employment separation. Funds are held in a rabbi trust for the ESPP consisting primarily of life insurance policies reported at cash surrender value and mutual fund investments consisting of various publicly-traded mutual funds reported at estimated fair value based on quoted market prices. In accordance with EITF No. 97-14, “Accounting for Deferred Compensation Arrangements Where Amounts Earned are Held in a Rabbi Trust,” the assets and liabilities of a rabbi trust must be accounted for as if they are assets and liabilities of the Company. The assets held in the rabbi trust are not available for general corporate purposes. The rabbi trust is subject to creditor claims in the event of insolvency. In addition, all earnings and expenses of the rabbi trust are reported in the Company’s consolidated statement of earnings. The cash surrender value of such life insurance policies aggregated $15.0 million and $18.8 million at September 27, 2008 and September 29, 2007, respectively, and are included in other assets in the Company’s consolidated balance sheets. Mutual funds reported at their estimated fair value of $2.5 million at September 27, 2008 were purchased during the third and fourth quarters of fiscal 2008 and are included in other assets in the Company’s consolidated balance sheets. The related accrued benefit cost (representing the Company’s benefit obligation to participants) of $21.9 million and $18.4 million at September 27, 2008 and September 29, 2007, respectively, is recorded in long-term liabilities, other in the Company’s accompanying consolidated balance sheets. The rabbi trust is subject to creditor claims in the event of insolvency. The ESPP accrued benefit cost is included in the pension tables below. However, the trust assets are excluded from ESPP plan assets as they do not qualify as plan assets under SFAS No. 87, “Employers’ Accounting for Pensions” (“FAS 87”).

Pension expense for the Unified Cash Balance Plan, AG Cash Balance Plan (fiscal year 2008 only) and ESPP totaled $4.6 million, $4.9 million and $5.4 million for the fiscal years ended September 27, 2008, September 29, 2007 and September 30, 2006, respectively.

Unified Grocers, Inc. and Subsidiaries

Notes to Consolidated Financial Statements—(Continued)

The components of net periodic cost for the Unified Cash Balance Plan, AG Cash Balance Plan and ESPP consist of the following:

(dollars in thousands)
	Unified Cash Balance Plan
	September 27, 2008	September 29, 2007	September 30, 2006
Service cost	$3,120	$3,149	$3,559
Interest cost	7,079	6,626	5,892
Expected return on plan assets	(8,554)	(7,296)	(6,556)
Amortization of prior service cost	8	—	—

Net periodic cost	$1,653	$2,479	$2,895

(dollars in thousands)
AG Cash Balance Plan
September 27, 2008
Service cost	$456
Interest cost	2,236
Expected return on plan assets	(2,741)
Amortization of prior service cost	2

Net periodic cost	$(47)

(dollars in thousands)
	ESPP
	September 27, 2008	September 29, 2007	September 30, 2006
Service cost	$1,466	$1,208	$1,324
Interest cost	1,152	1,000	814
Amortization of prior service cost	241	241	241
Recognized actuarial loss	117	—	139

Net periodic cost	$2,976	$2,449	$2,518

The following table sets forth the change in benefit obligation for the Unified Cash Balance Plan and ESPP:

(dollars in thousands)
	Unified Cash Balance Plan		ESPP
	September 27, 2008	September 29, 2007	September 27, 2008	September 29, 2007
Benefit obligation at beginning of year	$110,860	$103,694	$18,377	$15,799
Service cost	3,120	3,149	1,466	1,208
Interest cost	7,079	6,626	1,152	1,000
Plan amendments	—	76	—	—
Actuarial loss/(gain)	(3,850)	688	1,460	973
Benefits paid	(3,737)	(3,373)	(583)	(603)

Benefit obligation at end of year	$113,472	$110,860	$21,872	$18,377

Unified Grocers, Inc. and Subsidiaries

Notes to Consolidated Financial Statements—(Continued)

The following table sets forth the change in benefit obligation for the AG Cash Balance Plan:

(dollars in thousands)
AG Cash Balance Plan
September 27, 2008
Benefit obligation at beginning of year	$35,304
Service cost	456
Interest cost	2,236
Plan amendments	15
Actuarial loss/(gain)	(2,881)
Benefits paid	(1,801)

Benefit obligation at end of year	$33,329

The following table sets forth the change in plan assets for the Unified Cash Balance Plan and ESPP:

(dollars in thousands)
	Unified Cash Balance Plan		ESPP
	September 27, 2008	September 29, 2007	September 27, 2008	September 29, 2007
Fair value of plan assets at beginning of year	$99,597	$84,863	$—	$—
Actual return on plan assets	(8,520)	13,585	—	—
Employer contribution	5,767	4,522	583	603
Benefits paid	(3,737)	(3,373)	(583)	(603)

Fair value of plan assets at end of year	$93,107	$99,597	$—	$—

The following table sets forth the change in plan assets for the AG Cash Balance Plan:

(dollars in thousands)
AG Cash Balance Plan
September 27, 2008
Fair value of plan assets at beginning of year	$31,936
Actual return on plan assets	(4,175)
Employer contribution	2,485
Benefits paid	(1,801)

Fair value of plan assets at end of year	$28,445

The accrued pension and other benefit costs recognized for the Unified Cash Balance Plan and ESPP in the accompanying consolidated balance sheets are computed as follows:

(dollars in thousands)
	Unified Cash Balance Plan		ESPP
	September 27, 2008	September 29, 2007	September 27, 2008	September 29, 2007
Funded status at June 30, 2008 and 2007, respectively (under-funded)	$(20,365)	$(11,263)	$(21,872)	$(18,377)
Unrecognized actuarial loss/(gain)	—	—	—	—
Unrecognized prior service cost	—	—	—	—
Fourth quarter employer contribution	7,243	2,275	—	—

Net amount recognized	$(13,122)	$(8,988)	$(21,872)	$(18,377)

Unified Grocers, Inc. and Subsidiaries

Notes to Consolidated Financial Statements—(Continued)

The accrued pension and other benefit costs recognized for the AG Cash Balance Plan in the accompanying consolidated balance sheets are computed as follows:

(dollars in thousands)
AG Cash Balance Plan
September 27, 2008
Funded status at September 27, 2008 (under-funded)	$(4,884)
Unrecognized actuarial loss/(gain)	—
Unrecognized prior service cost	—
Fourth quarter employer contribution	—

Net amount recognized	$(4,884)

The Company’s adoption of SFAS No. 158 in the fourth quarter of its fiscal year ended September 29, 2007 required recognition of the funded (under-funded) status of each of the defined benefit pension plans, and therefore eliminated unrecognized actuarial gains and losses and prior service costs, which in previous years represented the impact of actuarial assumption changes for the Unified Cash Balance Plan and ESPP and cumulative prior service costs for new entrants into the ESPP which had not been recognized in the financial statements in years prior to September 29, 2007.

The following table sets forth the amounts recognized in the consolidated balance sheets for the Unified Cash Balance Plan and ESPP:

(dollars in thousands)
	Unified Cash Balance Plan		ESPP
	September 27, 2008	September 29, 2007	September 27, 2008	September 29, 2007
Accrued benefit cost	$(10,071)	$(19,153)	$(17,268)	$(14,875)
Accumulated other comprehensive earnings (loss)	(3,051)	10,165	(4,604)	(3,502)

Net amount recognized	$(13,122)	$(8,988)	$(21,872)	$(18,377)

The following table sets forth the amounts recognized in the consolidated balance sheets for the AG Cash Balance Plan:

(dollars in thousands)
AG Cash Balance Plan
September 27, 2008
Accrued benefit cost	$(818)
Accumulated other comprehensive earnings (loss)	(4,066)

Net amount recognized	$(4,884)

Unified Grocers, Inc. and Subsidiaries

Notes to Consolidated Financial Statements—(Continued)

Pursuant to SFAS No. 158, the following tables reconcile the change in net periodic benefit cost, plan assets, benefit obligation and accumulated other comprehensive (income) loss (and components thereof) for the Unified Cash Balance Plan:

(dollars in thousands)
					Accumulated Other Comprehensive Income Components
September 27, 2008	Annual Cost	Plan Assets	Benefit Obligation	Accumulated Other Comprehensive (Income)/Loss	Deferred Plan Amendment (Unrecognized Prior Service Cost)	Deferred Actuarial (Gains)/Losses
Beginning balance		$99,597	$(110,860)	$(10,165)	$76	$(10,241)
Service cost	$3,120	—	(3,120)	—	—	—
Interest cost	7,079	—	(7,079)	—	—	—
Actual return (gain)/loss	8,520	(8,520)	—	—	—	—

Basic annual cost	18,719	—	—	—	—	—
Contributions	—	5,767	—	—	—	—
Benefits paid	—	(3,737)	3,737	—	—	—
Deferrals
Unexpected return adjustment	(17,074)	—	—	17,074	—	17,074
Plan amendments	—	—	—	—	—	—
Unrecognized actuarial loss/(gain)	—	—	3,850	(3,850)	—	(3,850)
Amortization
Prior service cost	8	—	—	(8)	(8)	—

Ending balance	$1,653	$93,107	$(113,472)	$3,051	$68	$2,983

Pursuant to SFAS No. 158, the following tables reconcile the change in net periodic benefit cost, plan assets, benefit obligation and accumulated other comprehensive (income) loss (and components thereof) for the ESPP:

(dollars in thousands)
					Accumulated Other Comprehensive Income Components
September 27, 2008	Annual Cost	Plan Assets	Benefit Obligation	Accumulated Other Comprehensive (Income)/Loss	Deferred Prior Service Cost	Deferred Actuarial (Gains)/Losses
Beginning balance		$—	$(18,377)	$3,502	$995	$2,507
Service cost	$1,466	—	(1,466)	—	—	—
Interest cost	1,152	—	(1,152)	—	—	—

Basic annual cost	2,618	—	—	—	—	—
Contributions	—	583	—	—	—	—
Benefits paid	—	(583)	583	—	—	—
Deferrals
Unrecognized actuarial loss/(gain)	—	—	(1,460)	1,460	—	1,460
Amortization
Prior service cost	241	—	—	(241)	(241)	—
Unrecognized actuarial loss/(gain)	117			(117)		(117)

Ending balance	$2,976	$—	$(21,872)	$4,604	$754	$3,850

Unified Grocers, Inc. and Subsidiaries

Notes to Consolidated Financial Statements—(Continued)

The Company adopted SFAS No. 158 for the fiscal year ending September 29, 2007, which required the recognition of the funded status of Unified’s Cash Balance Plan and the ESPP, therefore eliminating the previous requirement to measure and record an adjustment for the additional minimum pension liability.

Pursuant to the adoption of SFAS No. 158 for fiscal year-end 2007, the Company reversed both the additional minimum liability for the ESPP of $0.4 million and the corresponding intangible asset of $0.4 million recorded as an offset to this additional liability.

Pursuant to SFAS No. 158, the following tables reconcile the change in net periodic benefit cost, plan assets, benefit obligation and accumulated other comprehensive (income) loss (and components thereof) for the AG Cash Balance Plan:

(dollars in thousands)
					Accumulated Other Comprehensive Income Components
September 27, 2008	Annual Cost	Plan Assets	Benefit Obligation	Accumulated Other Comprehensive (Income)/Loss	Deferred Prior Service Cost	Deferred Actuarial (Gains)/Losses
Beginning balance		$31,936	$(35,304)	$17	$17	$—
Service cost	$456	—	(456)	—	—	—
Interest cost	2,236	—	(2,236)	—	—	—
Actual return (gain)/loss	4,175	(4,175)	—	—	—	—

Basic annual cost	6,867	—	—	—	—	—
Contributions	—	2,485	—	—	—	—
Benefits paid	—	(1,801)	1,801	—	—	—
Deferrals
Unexpected return adjustment	(6,916)	—	—	6,916	—	6,916
Plan amendments	—	—	(15)	15	15	—
Unrecognized actuarial loss/(gain)	—	—	2,881	(2,881)	—	(2,881)
Amortization
Prior service cost	2	—	—	(2)	(2)	—

Ending balance	$(47)	$28,445	$(33,329)	$4,065	$30	$4,035

The weighted-average assumptions used in computing the preceding information for the Unified Cash Balance Plan and the ESPP as of June 30, 2008, 2007 and 2006 (the annual plan measurement dates) and for the AG Cash Balance Plan as of September 27, 2008 (the annual plan measurement date) were as follows:

Unified Cash Balance Plan	2008	2007	2006
Benefit obligations:
Discount rate for benefit obligation	7.00%	6.50%	6.50%
Rate of compensation increase	4.75%	4.25%	4.25%
Net periodic cost:
Discount rate for net periodic benefit cost	6.50%	6.50%	5.50%
Expected long-term return on plan assets	8.50%	8.50%	8.50%
Rate of compensation increase	4.25%	4.25%	3.25%

ESPP	2008	2007	2006
Benefit obligations:
Discount rate for benefit obligation	7.00%	6.50%	6.50%
Rate of compensation increase	4.75%	4.25%	4.25%
Net periodic cost:
Discount rate for net periodic benefit cost	6.50%	6.50%	5.50%
Expected long-term return on plan assets	N/A	N/A	N/A
Rate of compensation increase	4.25%	4.25%	3.25%

Unified Grocers, Inc. and Subsidiaries

Notes to Consolidated Financial Statements—(Continued)

AG Cash Balance Plan	2008
Benefit obligations:
Discount rate for benefit obligation	7.50%
Rate of compensation increase	4.75%
Net periodic cost:
Discount rate for net periodic benefit cost	6.50%
Expected long-term return on plan assets	8.50%
Rate of compensation increase	4.25%

The Company’s fiscal 2008 pension expense was calculated based upon a number of actuarial assumptions, including an expected long-term rate of return on plan assets of 8.50%. In developing the long-term rate of return assumption, the Company evaluated historical asset class returns based on broad equity and bond indices. The expected long-term rate of return on plan assets assumes an asset allocation of approximately 65% equity and 35% fixed income financial instruments. The Company regularly reviews with its third party advisors the asset allocation and periodically rebalances the investment mix to achieve certain investment goals when considered appropriate (see further discussion and related table under “Plan Assets” below). Actuarial assumptions, including the expected rate of return, are reviewed at least annually, and are adjusted as necessary. Lowering the expected long-term rate of return on the Company’s plan assets (for the Unified and AG Cash Balance Plans) by 0.50% (from 8.50% to 8.00%) would have increased its pension expense for fiscal 2008 by approximately $0.7 million.

The discount rate that was utilized for determining the Company’s fiscal 2007 pension obligation and fiscal 2008 net periodic benefit cost for the Unified Cash Balance Plan and the ESPP was selected to reflect the rates of return currently available on high quality fixed income securities whose cash flows (via coupons and maturities) match the timing and amount of future benefit payments of the plan. Bond information was provided by a recognized rating agency for all high quality bonds receiving one of the two highest ratings. As a result of this modeling process, the discount rate remained consistent at 6.50% at June 30, 2007 and June 30, 2006. The discount rate that was utilized for determining the AG Cash Balance Plan’s fiscal 2007 pension obligation and fiscal 2008 net periodic benefit cost was selected to reflect the rates of return currently available on high quality fixed income securities whose cash flows (via coupons and maturities) match the timing and amount of future benefit payments of the plan. Bond information was provided by a recognized rating agency for all high quality bonds receiving one of the two highest ratings. As a result of this modeling process, a discount rate of 6.50% was utilized at September 30, 2007. Decreasing both the discount rate and projected salary increase assumptions by 0.50% would have increased the Company’s fiscal 2008 pension expense for the Unified Cash Balance Plan and ESPP by approximately $0.4 million.

The discount rate that was utilized for determining the Company’s fiscal 2008 pension obligation and projected fiscal 2009 net periodic benefit cost for the Unified Cash Balance Plan and the ESPP was selected to reflect the rates of return currently available on high quality fixed income securities whose cash flows (via coupons and maturities) match the timing and amount of future benefit payments of the plan. Bond information was provided by a recognized rating agency for all high quality bonds receiving one of the two highest ratings. As a result of this modeling process, the discount rate was increased from 6.50% at June 30, 2007 to 7.00% at June 30, 2008. The discount rate that was utilized for determining the AG Cash Balance Plan’s fiscal 2008 pension obligation and projected fiscal 2009 net periodic benefit cost was selected to reflect the rates of return currently available on high quality fixed income securities whose cash flows (via coupons and maturities) match the timing and amount of future benefit payments of the plan. Bond information was provided by a recognized rating agency for all high quality bonds receiving one of the two highest ratings. As a result of this modeling process, the discount rate was increased from 6.50% at September 30, 2007 to 7.50% at September 27, 2008.

Unified Grocers, Inc. and Subsidiaries

Notes to Consolidated Financial Statements—(Continued)

Plan Assets

The Company’s Unified Cash Balance Plan weighted-average asset allocation at September 27, 2008 and September 29, 2007, by asset category are as follows:

(dollars in thousands)
	September 27, 2008	September 29, 2007
Asset Category:
Equity securities	$62,290	$69,065
Debt securities	27,302	26,903
Other	3,515	3,629

Total	$93,107	$99,597

The Company’s AG Cash Balance Plan weighted-average asset allocation at September 27, 2008, by asset category is as follows:

(dollars in thousands)
September 27, 2008
Asset Category:
Equity securities	$18,174
Debt securities	9,873
Other	398

Total	$28,445

The assets of the Unified Cash Balance Plan and AG Cash Balance Plan are invested to provide safety through diversification in a portfolio of common stocks, bonds, cash equivalents and other investments that may reflect varying rates of return. The overall return objective for the portfolio is a reasonable rate consistent with the risk levels established by the Company’s Benefits Committee. The investments are to be diversified within asset classes (e.g., equities should be diversified by economic sector, industry, quality and size).

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

The credit and liquidity crisis in the United States and throughout the global financial system triggered substantial volatility in the world financial markets and banking system. As a result, the investment portfolios of the Unified and AG Cash Balance Plans have incurred significant declines in fair value since September 27, 2008. However, because the values of each plan’s individual investments have and will fluctuate in response to changing market conditions, the amount of losses that will be recognized in subsequent periods, if any, cannot be determined.

Unified Grocers, Inc. and Subsidiaries

Notes to Consolidated Financial Statements—(Continued)

The value of each plan’s investments has a direct impact on its funded status. The actual impact, if any, and future required contributions cannot be determined at this time.

Contributions

Contributions to the Unified and AG Cash Balance Plans are made in amounts that are at least sufficient to meet the minimum funding requirements of applicable laws and regulations, but no more than amounts deductible for federal income tax purposes. During fiscal 2008, the Company contributed $4.7 million and $6.0 million to the Unified Cash Balance Plan for the 2008 plan year and 2007 plan year, respectively. The Company contributed $1.2 million and $1.3 million to the AG Cash Balance Plan for the 2008 plan year and 2007 plan year, respectively. In addition, the Company also contributed $0.6 million in fiscal 2008 to the ESPP to fund benefit payments to participants. At this time, the Company expects to make estimated contributions to the Unified Cash Balance Plan totaling $4.7 million in fiscal 2009, comprised of $3.2 million for the 2009 plan year and $1.5 million for the 2008 plan year. The Company further expects to make estimated contributions to the AG Cash Balance Plan totaling $1.1 million in fiscal 2009, comprised of $0.8 million for the 2009 plan year and $0.3 million for the 2008 plan year. Additional contributions, if any, for the 2008 plan year will be due by September 15, 2009, while contributions for the 2009 plan year will be due by September 15, 2010. In addition, the Company expects to contribute $0.7 million to the ESPP to fund projected benefit payments to participants in fiscal 2009.

The Company also made contributions of $13.0 million, $12.2 million and $12.0 million for the fiscal years ended September 27, 2008, September 29, 2007 and September 30, 2006, respectively, to collectively bargained, multi-employer defined benefit pension plans in accordance with the provisions of negotiated labor contracts. Information from the plans’ administrators is not available to permit the Company to determine its proportionate share of termination liability, if any.

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

The Company contributed approximately $4.2 million, $3.9 million and $3.8 million related to its SSP in the fiscal years ended September 27, 2008, September 29, 2007 and September 30, 2006, respectively.

The Company has a nonqualified Deferred Compensation Plan (“DCP”), which allows eligible employees to defer and contribute to an account a percentage of compensation on a pre-tax basis, as defined in the plan, in excess of amounts contributed to the SSP pursuant to IRS limitations, the value of which is measured by the fair value of the underlying investments. The Company informally funds its deferred compensation liability with assets held in a rabbi trust consisting primarily of life insurance policies reported at cash surrender value. The assets held in the rabbi trust are not available for general corporate purposes. Participants can direct the investment of their deferred compensation plan accounts in several investment funds as permitted by the DCP. Gains or losses on investments are fully allocable to the plan participants. The cash surrender value of life insurance policies is included in other assets in the Company’s consolidated balance sheets because they remain assets of the Company until paid out to the participants. The cash surrender value of the life insurance policies was $8.1 million and $8.6 million at September 27, 2008 and September 29, 2007, respectively. The liability to participants ($8.2 million and $8.6 million at September 27, 2008 and September 29, 2007, respectively) is included in other long-term liabilities in the Company’s consolidated balance sheets. The rabbi trust is subject to creditor claims in the event of insolvency.

The Company has an Employee Savings Plan, which is a defined contribution plan, adopted pursuant to Section 401(k) of the Internal Revenue Code for substantially all of its union employees. The Company does not match any employee deferrals into the plan, and therefore, there is no related vesting schedule. No expense was incurred in the periods presented.

Unified Grocers, Inc. and Subsidiaries

Notes to Consolidated Financial Statements—(Continued)

Estimated Future Benefit Payments

The following benefit payments, which reflect expected future service, as appropriate, are expected to be paid in fiscal years:

(dollars in thousands)
	Unified Cash Balance Plan	AG Cash Balance Plan	ESPP
2009	$4,611	$1,963	$716
2010	5,082	2,070	717
2011	5,626	2,298	2,011
2012	6,331	2,440	2,167
2013	6,973	2,635	2,202
2014 – 2018	44,464	14,890	12,365

Total	$73,087	$26,296	$20,178

13.    Postretirement Benefit Plans Other Than Pensions

The Company sponsors postretirement benefit plans that cover non-union employees and provides unused sick leave benefits for certain eligible union and non-union employees. Retired non-union employees currently are eligible for a plan providing medical benefits and a certain group of retired non-union employees currently participate in a plan providing life insurance benefits for which active non-union employees are no longer eligible. Additionally, certain eligible union and non-union employees have separate plans providing a lump-sum payout for unused days in the sick leave bank. The postretirement medical plan is contributory for non-union employees retiring after January 1, 1990, with the retiree contributions adjusted annually. The life insurance plan and the sick leave payout plans are noncontributory. A group of retired non-union employees in Oregon participate in a postretirement benefit plan providing medical, dental, and vision care benefits. The plans are not funded.

The components of net periodic benefit cost consist of the following:

(dollars in thousands)
	September 27, 2008	September 29, 2007	September 30, 2006
Service cost	$1,391	$1,338	$1,648
Interest cost	2,718	2,632	3,408
Recognized actuarial (gain) loss	(401)	(432)	744

Net periodic benefit cost	$3,708	$3,538	$5,800

The change in the benefit obligations consists of the following:

(dollars in thousands)
	September 27, 2008	September 29, 2007
Benefit obligation at beginning of year	$43,916	$41,805
Service cost	1,391	1,338
Interest cost	2,718	2,632
Plan amendments	(4,951)	—
Actuarial loss (gain)	(618)	616
Benefits paid	(2,379)	(2,475)

Benefit obligation at end of year	$40,077	$43,916

Unified Grocers, Inc. and Subsidiaries

Notes to Consolidated Financial Statements—(Continued)

The change in the plan assets during the year is:

(dollars in thousands)
	September 27, 2008	September 29, 2007
Fair value of plan assets at beginning of year	$—	$—
Employer contribution	2,379	2,475
Benefits paid	(2,379)	(2,475)

Fair value of plan assets at end of year	$—	$—

The funded status of the plans is:

(dollars in thousands)
	September 27, 2008	September 29, 2007
Funded status at June 30, 2008 and 2007 (under-funded)	$(40,077)	$(43,916)

Net amount recognized	$(40,077)	$(43,916)

The accrued benefit costs of $40.1 million and $43.9 million at September 27, 2008 and September 29, 2007, respectively, are included in net long-term liabilities, other in the consolidated balance sheets. The Company’s adoption of SFAS No. 158 in the fourth quarter of its fiscal year ending September 29, 2007 required recognition of the funded status of the postretirement benefit plans, and therefore eliminated unrecognized differences.

Pursuant to SFAS No. 158, the following tables reconcile the change in net periodic benefit cost, plan assets, benefit obligation and accumulated other comprehensive (income) loss (and components thereof) for the Company’s postretirement benefit plans:

(dollars in thousands)
					Accumulated Other Comprehensive Income Components
September 27, 2008	Annual Cost	Plan Assets	Benefit Obligation	Accumulated Other Comprehensive (Income)/Loss	Deferred Prior Service Cost	Deferred Actuarial (Gains)/Losses
Beginning balance	—	$—	$(43,916)	$(8,831)	$—	$(8,831)
Service cost	$1,391	—	(1,391)	—	—	—
Interest cost	2,718	—	(2,718)	—	—	—

Basic annual cost	4,109	—	—	—	—	—
Contributions	—	2,379	—	—	—	—
Benefits paid	—	(2,379)	2,379	—	—	—
Deferrals
Plan amendments	—	—	4,951	(4,951)	(4,951)	—
Unrecognized actuarial loss/(gain)	—	—	618	(618)	—	(618)
Amortization
Prior service cost	—	—	—	—	—	—
Recognized actuarial loss/(gain)	(401)	—	—	401	—	401

Ending balance	$3,708	$—	$(40,077)	$(13,999)	$(4,951)	$(9,048)

Unified Grocers, Inc. and Subsidiaries

Notes to Consolidated Financial Statements—(Continued)

Benefit payments, including those amounts to be paid out of corporate assets and reflecting future expected service as appropriate, are expected to be paid in fiscal years:

(dollars in thousands)
Postretirement Benefit Plans
2009	$2,801
2010	3,072
2011	3,257
2012	3,415
2013	3,601
2014 – 2018	20,319

Total	$36,465

The weighted-average assumptions as of June 30, 2008, 2007 and 2006 are as follows:

	Postretirement benefit plans
	2008	2007	2006
Benefit obligations:
Discount rate for benefit obligation	7.00%	6.50%	6.50%
Rate of compensation increase	4.75%	4.25%	4.25%
Net periodic benefit cost:
Discount rate for net periodic benefit cost	6.50%	6.50%	5.50%
Rate of compensation increase	4.25%	4.25%	3.25%

For measurement purposes, the following table sets forth the assumed health care trend rates:

	September 27, 2008	September 29, 2007
Health care cost trend rate assumed for 2009 and 2008 (a)	9.00%	10.00%
Rate to which the cost trend rate is assumed to decline (the ultimate trend rate) (b)	5.00%	5.00%
Year that the rate reaches the ultimate trend rate	2013	2013

(a)	The annual rate of increase in the per capita cost of covered health care benefits.
(b)	The health care trend rate is assumed to decrease annually by 1% until reaching the ultimate trend rate of 5% in fiscal 2013 for the years ended September 27, 2008 and September 29, 2007.

Assumed health care cost trend rates have a significant effect on the amounts reported for the health care plans. A one-percentage-point change in assumed health care cost trend rates would have the following effects as of September 27, 2008:

(dollars in thousands)
	1-Percentage-Point Increase	1-Percentage-Point Decrease
Effect on total of service and interest cost	$161	$(156)

Effect on accumulated postretirement benefit obligation	$1,645	$(1,630)

The Company’s union employees participate in a multi-employer plan that provides health care benefits for retired union employees. Amounts contributed to the multi-employer plan for these union employees totaled $4.4 million in fiscal 2008, $3.5 million in fiscal 2007 and $3.4 million in fiscal 2006. Information from the plans’ administrators is not available to permit the Company to determine its proportionate share of termination liability, if any.

Unified Grocers, Inc. and Subsidiaries

Notes to Consolidated Financial Statements—(Continued)

14.    Contingencies

The Company is a party to various litigation, claims and disputes, some of which are for substantial amounts, arising in the ordinary course of business. While the ultimate effect of such actions cannot be predicted with certainty, the Company believes the outcome of these matters will not result in a material adverse effect on its financial condition or results of operations.

15.    Segment Reporting

Management identifies segments based on the information monitored by the Company’s chief operating decision-makers to manage the business and, accordingly, has the following two reportable segments:

•

The Wholesale Distribution segment includes the results of operations from the sale of groceries and general merchandise products to both Member and Non-Members, including a broad range of branded and corporate brand products in nearly all the categories found in a typical supermarket, including dry grocery, frozen food, deli, meat, dairy, eggs, produce, bakery, ethnic, gourmet, specialty foods and general merchandise products. The Wholesale Distribution segment includes operating results relative to the Seattle Operations subsequent to September 30, 2007 (see Note 2). The Seattle Operations primarily serve retailers throughout Washington, Oregon, Alaska and the South Pacific. As of September 27, 2008, the Wholesale Distribution segment represents approximately 99% of the Company’s total sales and 88% of total assets.

•

The Insurance segment includes the results of operations for the Company’s three insurance subsidiaries (Unified Grocers Insurance Services, formerly Grocers and Merchants Insurance Service, Inc., Springfield Insurance Company and Springfield Insurance Company, Ltd.). These subsidiaries provide insurance and insurance-related products, including workers’ compensation and liability insurance policies, to both the Company and its Member and Non-Member customers. Unified Grocers Insurance Services is an insurance agency that places business with insurance carriers, both non-affiliated and Springfield Insurance Company. Springfield Insurance Company, Ltd. is a captive re-insurer for Springfield Insurance Company. Unified Grocers Insurance Services is a licensed insurance agency in California, Alaska, Arizona, New Mexico, Nevada, Oregon, Texas, Washington and Utah. Springfield Insurance Company is a licensed insurance carrier in California, Arizona, Nevada, Oregon, Texas, Washington and Utah. Springfield Insurance Company, Ltd. is a licensed insurance carrier in the Commonwealth of Bermuda. As of September 27, 2008, the Company’s Insurance segment collectively accounts for approximately 1% of the Company’s total sales and 10% of total assets.

The “All Other” category includes the results of operations for the Company’s other support businesses, including its finance subsidiary, whose services are provided to a common customer base, none of which individually meets the quantitative thresholds of a reportable segment. Beginning in fiscal 2004, and continuing through the third fiscal quarter of fiscal 2008, the Company’s “All Other” category also included the consolidation of a variable interest entity as discussed in Note 3. As of September 27, 2008, management does not expect future losses or returns related to this variable interest entity, and as such, consolidation is no longer required under FIN No. 46(R). The impact of the deconsolidation was immaterial to the Company’s financial position, results of its operations and cash flows. As of September 27, 2008, the “All Other” category collectively accounts for less than 1% of the Company’s total sales and 2% of total assets.

Unified Grocers, Inc. and Subsidiaries

Notes to Consolidated Financial Statements—(Continued)

Information about the Company’s operating segments is as follows:

(dollars in thousands)
	September 27, 2008	September 29, 2007	September 30, 2006
Net sales
Wholesale distribution	$4,091,475	$3,118,748	$2,938,073
Insurance	28,367	26,614	22,163
All other	1,797	2,576	2,322
Intersegment elimination	(16,864)	(14,497)	(8,735)

Total net sales	$4,104,775	$3,133,441	$2,953,823

Operating income
Wholesale distribution	$60,834	$51,507	$51,262
Insurance	3,557	5,060	8,950
All other	41	(861)	(859)

Total operating income	64,432	55,706	59,353

Interest expense	(15,821)	(13,840)	(14,326)
Patronage dividends	(22,059)	(17,680)	(20,973)
Income taxes	(9,183)	(9,780)	(7,912)

Net earnings	$17,369	$14,406	$16,142

Depreciation and amortization
Wholesale distribution	$22,577	$19,194	$21,016
Insurance	180	141	207
All other	6	36	16

Total depreciation and amortization	$22,763	$19,371	$21,239

Capital expenditures
Wholesale distribution	$21,879	$34,240	$13,915
Insurance	58	—	56
All other	—	626	192

Total capital expenditures	$21,937	$34,866	$14,163

Identifiable assets
Wholesale distribution	$797,259	$650,722	$613,079
Insurance	86,614	84,762	86,403
All other	19,409	15,704	17,633

Total identifiable assets	$903,282	$751,188	$717,115

16.    Concentration of Credit Risk

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

The Company’s largest customer, Smart & Final, Inc., accounted for 10%, 12%, and 11% of total net sales for the fiscal years ended September 27, 2008, September 29, 2007 and September 30, 2006, respectively. Super Center Concepts, Inc. dba Superior Grocers, the Company’s second largest customer, accounted for 9%, 10%, and

Unified Grocers, Inc. and Subsidiaries

Notes to Consolidated Financial Statements—(Continued)

10% for the fiscal years ended September 27, 2008, September 29, 2007 and September 30, 2006, respectively. The Company’s next eight largest customers combined accounted for 23%, 22% and 21% of total net sales for the fiscal years ended September 27, 2008, September 29, 2007 and September 30, 2006, respectively.

The Company’s ten largest customers’ accounts receivable accounted for approximately 33%, 37% and 33% of total accounts receivable at September 27, 2008, September 29, 2007 and September 30, 2006, respectively.

17.    Fair Value of Financial Instruments

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

Investments.    The fair values for investments are generally readily determinable based on actively traded securities in the marketplace. Investments that are not actively traded are valued based upon inputs including quoted prices for identical or similar assets. Equity securities that do not have readily determinable fair values are accounted for using the cost or equity methods of accounting. The Company regularly evaluates securities carried at cost to determine whether there has been any diminution in value that is deemed to be other than temporary and adjusts the value accordingly.

Notes payable and subordinated patronage dividend certificates.    The fair values for notes payable and subordinated patronage dividend certificates are based primarily on rates currently available to the Company for debt with similar terms and remaining maturities.

The fair value of variable interest rate notes payable approximates their carrying value at September 27, 2008 and September 29, 2007. The fair value of fixed rate notes payable was $259.7 million and $172.6 million compared to their carrying value of $253.1 million and $172.6 million at September 27, 2008 and September 29, 2007, respectively.

The fair value of subordinated patronage dividend certificates approximated their carrying value at September 29, 2007.

The methods and assumptions used to estimate the fair values of the Company’s financial instruments at September 27, 2008 and September 29, 2007 were based on estimates of market conditions, estimates using present value and risks existing at that time. These values represent an approximation of possible value and may never actually be realized.

18.    Related Party Transactions

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

A brief description of related party transactions with Members affiliated with directors of the Company and transactions with executive officers follows:

Loans and Loan Guarantees

Unified provides loan financing and loan guarantees to its Members. The Company had the following loans outstanding at September 27, 2008 to Members affiliated with directors of the Company:

(dollars in thousands)
Director	Aggregate Loan Balance at September 27, 2008	Maturity Date
Darioush Khaledi	$481	2009
Michael A. Provenzano, Jr.	491	2009
Peter J. O’Neal	51	2011

On August 1, 2006, K.V. Mart Co. (“KV”), of which director Darioush Khaledi is affiliated, entered into a $1.1 million standby letter of credit agreement with GCC to secure insurance coverage with Springfield Insurance Company, a wholly owned subsidiary of the Company, in the event KV is unable to meet its obligations. The non-transferable standby letter of credit expires August 1, 2009, and is automatically renewable in one-year increments without amendment unless KV provides 30 days’ prior written notice to GCC.

The Company has guaranteed 22% of the principal amount of a third party loan to C&K Market, Inc. (“C&K”), of which director Douglas A. Nidiffer is a shareholder, director and officer. At September 27, 2008 and September 29, 2007, the principal amount of this guarantee was $0.1 million and $0.1 million.

Lease Guarantees and Subleases

The Company provides lease guarantees and subleases to its Members. The Company has executed lease guarantees or subleases to Members affiliated with directors of the Company at September 27, 2008 as follows:

(dollars in thousands)
Director	No. of Stores	Total Current Annual Rent	Total Guaranteed Rent	Expiration Date(s)
Douglas A. Nidiffer	1	$693	$3,494	2026
Michael A. Provenzano, Jr.	2	341	2,883	2017
John Berberian	2	310	1,172	2012-2013
Peter J. O’Neal	1	144	288	2010
Mark Kidd	1	30	30	2009

Supply Agreements

During the course of its business, the Company enters into individually negotiated supply agreements with Members of the Company. These agreements require the Member to purchase certain agreed amounts of its merchandise requirements from the Company and obligate the Company to supply such merchandise under agreed terms and conditions relating to such matters as pricing and delivery. The Company has executed supply agreements with Members affiliated with directors of the Company at September 27, 2008 as follows:

Director	Expiration Date
Douglas A. Nidiffer	2013
Terry H. Halverson	2012
Paul Kapioski	2012
Michael S. Trask	2012
Michael A. Provenzano, Jr.	2009

Loans to Executive Officers

In December 2000, to facilitate a senior executive’s relocation to Southern California, the Company loaned to this executive, pursuant to a note, $0.1 million with interest of 7.0% per annum payable quarterly and principal due at the option of the holder.

19.    Subsequent Events

On October 2, 2008, the Board declared a 4% cash dividend (approximately $0.8 million) on the outstanding Class E Shares of the Company as of September 27, 2008, to be paid in January 2009.

On October 2, 2008, the Board authorized the repurchase on October 7, 2008 of 3,500 shares of the Company’s Class A Shares that had been tendered and were pending redemption. The Company paid approximately $0.9 million to redeem the shares. On December 10, 2008, the Board authorized the repurchase on or before December 27, 2008 of 2,450 Class A Shares with an approximate redemption value of $0.7 million and 23,104 Class B Shares with an approximate redemption value of $5.2 million. In addition, on December 10, 2008, the Board approved the early redemption of 1,145 Class E Shares with an approximate redemption value of $0.1 million.

Item 9.    CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

Item 9A(T).    CONTROLS AND PROCEDURES

Disclosure controls and procedures.    Disclosure controls are controls and procedures designed to reasonably assure that information required to be disclosed in our reports filed under the Exchange Act, such as this Annual Report, is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms. Disclosure controls are also designed to reasonably assure that such information is accumulated and communicated to our management, including the Chief Executive Officer (“CEO”) and Chief Financial Officer (“CFO”), as appropriate to allow timely decisions regarding required disclosure. Disclosure controls and procedures, no matter how well designed and implemented, can provide only reasonable assurance of achieving an entity’s disclosure objectives. The likelihood of achieving such objectives is affected by limitations inherent in disclosure controls and procedures. These include the fact that human judgment in decision-making can be faulty and that breakdowns in internal control can occur because of human failures such as simple errors, mistakes or intentional circumvention of the established processes.

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

Management’s annual report on internal control over financial reporting.    The management of Unified is responsible for establishing and maintaining adequate internal control over financial reporting (as defined in Rule 13a-15(f) under the Securities Exchange Act of 1934). Internal control over financial reporting is a process designed by, or under the supervision of, the Company’s CEO and CFO and implemented by the Company’s Board of Directors, management and other personnel, to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles in the United States of America.

The Company’s internal control over financial reporting includes those policies and procedures that: (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the Company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles in the United States of America, and that receipts and expenditures of the Company are being made only in accordance with authorizations of management and directors of the Company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of the Company’s assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

Under the supervision and with the participation from management, including our CEO and CFO, Unified conducted an evaluation of the effectiveness of the Company’s internal control over financial reporting based on the framework and criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”). Based on this evaluation, management concluded that the Company’s internal control over financial reporting was effective as of September 27, 2008 based on those criteria. Management’s evaluation of and conclusion on the effectiveness of internal control over financial reporting excludes the acquisition of certain assets and assumption of certain liabilities of Associated Grocers, Inc. and its subsidiaries (“AG”). Management excluded AG from its evaluation as a significant portion of AG’s operational and financial systems are in the process of being transitioned to Unified’s corporate systems. For the 2008 fiscal year, AG’s activities generated approximately 19.6% of the Company’s consolidated net revenues and 6.3% of the Company’s consolidated total assets.

This Annual Report on Form 10-K does not include an attestation report of the Company’s independent registered public accounting firm regarding internal control over financial reporting. Management’s report was not subject to attestation by the Company’s independent registered public accounting firm pursuant to temporary rules of the Securities and Exchange Commission that permit the Company to provide only management’s report in this Annual Report on Form 10-K. Beginning in our 2010 fiscal year, our independent registered public accounting firm will have to test and evaluate the design and operating effectiveness of the Company’s internal control over financial reporting and publicly attest to such evaluation.

Changes in internal controls over financial reporting.    Management, with the participation of the CEO and CFO of the Company, has evaluated any changes in the Company’s internal control over financial reporting that occurred during the fourth quarter of our fiscal year ended September 27, 2008. Based on that evaluation, management, the CEO and the CFO of the Company have concluded that no change in our internal control over financial reporting (as defined in Rule 13a—15(f) under the Securities Exchange Act of 1934) occurred during the fourth quarter of our fiscal year ended September 27, 2008 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

Item 9B.    OTHER INFORMATION

None.

Part III

Item 10.    DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

Information regarding the directors of Unified is incorporated from the information under the captions “Election of Directors,” “Board Meetings and Committees,” “Section 16(a) Beneficial Ownership Reporting Compliance” and “Code of Financial Ethics” in the Company’s proxy statement for its 2009 annual meeting of shareholders to be filed within 120 days after the end of the most recent fiscal year.

The Company has adopted a code of ethics that applies to the Company’s principal executive officer, principal financial officer and principal accounting officer. The code of ethics has been posted to the Company’s Internet website at http://www.unifiedgrocers.com. The Company intends to satisfy disclosure requirements regarding amendments to, or waivers from, any provisions of its code of ethics on its website.

The following table sets forth certain information about executive, senior and other officers that have direct financial reporting responsibilities. Information on all other officers will be provided in the Company’s Annual Report.

Officer’s Name	Age	Business Experience During Last Five Years
Alfred A. Plamann	66	President and Chief Executive Officer since February 1994.

Robert M. Ling, Jr.	51	Executive Vice President, General Counsel and Secretary since November 1999.

Richard J. Martin	63	Executive Vice President, Finance & Administration and Chief Financial Officer since November 1999.

Philip S. Smith	58	Executive Vice President, Chief Marketing / Procurement Officer since October 2003.

Joseph L. Falvey	48	Senior Vice President, Sales since August 2007; Vice President and President Northern California, January 2000 to July 2007.

Daniel J. Murphy	62	Senior Vice President, Retail Support Services and Perishables, since July 2001.

Rodney L. VanBebber	53	Senior Vice President, Distribution since January 2000.

Christine Neal	55	Vice President and Treasurer since March 2003.

Joseph A. Ney	60	Vice President, Insurance since November 1998.

Randall G. Scoville	48	Vice President, Accounting and Chief Accounting Officer since October 2005; Chief Financial Officer, Cardenas Markets, Inc., January 2004 to October 2005; Financial Consultant, July 2002 to December 2003.

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

Item 11.    EXECUTIVE COMPENSATION

Incorporated by reference from the information under the captions “Compensation Discussion and Analysis,” “Compensation Committee Interlocks and Insider Participation,” “Report of Compensation Committee on Executive Compensation,” “Executive Officer Compensation” and “Director Compensation” in the Company’s proxy statement for its 2009 annual meeting of shareholders to be filed within 120 days after the end of the most recent fiscal year.

Item 12.    SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

Incorporated by reference from the information under the caption “Security Ownership of Directors and Officers” in the Company’s proxy statement for its 2009 annual meeting of shareholders to be filed within 120 days after the end of the most recent fiscal year.

Item 13.    CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

Entities with which directors are affiliated, as Members of Unified, purchase groceries and related products and services from Unified in the ordinary course of business pursuant to published terms or according to the provisions of individually negotiated supply agreements. As Members, firms with which directors are affiliated may receive various benefits including patronage dividends, allowances and retail support services. Unified makes a variety of benefits available to Members on a negotiated basis. Unified has provided to its Members loan financing in the form of direct loans and loan guarantees; provided lease guarantees and subleases; as well as invested directly in Members who are sometimes affiliated with directors of the Company. In addition, Unified may also enter into other agreements with Members which are affiliated with directors of the Company, as well as agreements with its executive officers. See Note 18 of Notes to Consolidated Financial Statements in Item 8, “Financial Statements and Supplementary Data,” which is incorporated herein by this reference, for a description of related party transactions. Additional information is incorporated by reference from the information under the captions “Compensation Committee Interlocks and Insider Participation,” “Transactions with Management and Other Persons” in the Company’s proxy statement for its 2009 annual meeting of shareholders to be filed within 120 days after the end of the most recent fiscal year.

Item 14.    PRINCIPAL ACCOUNTANT FEES AND SERVICES

Incorporated by reference from the information under the caption “Independent Registered Public Accounting Firm” in the Company’s proxy statement for its 2009 annual meeting of shareholders to be filed within 120 days after the end of the most recent fiscal year.

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

(a) (1) Consolidated Financial Statements:

•	Report of Independent Registered Public Accounting Firm.

•	Consolidated Balance Sheets as of September 27, 2008 and September 29, 2007.

•	Consolidated Statements of Earnings and Comprehensive Earnings for the fiscal years ended September 27, 2008, September 29, 2007 and September 30, 2006.

•	Consolidated Statements of Shareholders’ Equity for the fiscal years ended September 27, 2008, September 29, 2007 and September 30, 2006.

•	Consolidated Statements of Cash Flows for the fiscal years ended September 27, 2008, September 29, 2007 and September 30, 2006.

•	Notes to Consolidated Financial Statements.

   (2) Financial Statement Schedule:

•	Schedule II—Valuation and Qualifying Accounts for the fiscal years ended September 27, 2008, September 29, 2007 and September 30, 2006.

All other financial statement schedules for which provision is made in the applicable accounting regulations of the SEC are not required under the instructions to Item 8 or are inapplicable and therefore have been omitted.

   (3) Exhibits:

See Item 15 (b) below.

(b) Exhibits

The following documents are filed as part of this Annual Report on Form 10-K:

Exhibit No.	Description
3.1	Amended and Restated Articles of Incorporation of the Registrant, as amended (incorporated by reference to Exhibit 3.1 to the Registrant’s Quarterly Report on Form 10-Q for the fiscal quarter ended March 29, 2003, File No. 000-10815).

3.2	Bylaws of the Registrant, as amended (incorporated by reference to Exhibit 3.2 to the Registrant’s Annual Report on Form 10-K for the fiscal year ended September 29, 2007, filed on December 13, 2007).

4.1	Retail Grocer Application and Agreement for Continuing Service Affiliation with Unified Western Grocers, Inc. and Pledge Agreement (incorporated by reference to Exhibit 4.7 to Amendment No. 2 to Form S-1 Registration Statement of the Registrant filed on December 31, 1981, File No. 2-70069).

4.2	Retail Grocer Application and Agreement for Service Affiliation with and the Purchase of Shares of Unified Western Grocers, Inc. and Pledge Agreement (incorporated by reference to Exhibit 4.2 to Post Effective Amendment No. 7 to Form S-2 Registration Statement of the Registrant filed on December 13, 1989, File No. 33-19284).

4.3	Copy of Application and Agreement for Service Affiliation as a Member-Patron/Affiliate with Unified Western Grocers, Inc. and Pledge and Security Agreement (incorporated by reference to Exhibit 4.1 to the Registrant’s Quarterly Report on Form 10-Q for the fiscal quarter ended April 1, 2000, File No. 000-10815).

4.4	Copy of Application and Agreement for Service Affiliation as an Associate Patron with Unified Western Grocers, Inc. and Pledge and Security Agreement (incorporated by reference to Exhibit 4.2 to the Registrant’s Quarterly Report on Form 10-Q for the fiscal quarter ended April 1, 2000, File No. 000-10815).

4.5	Subordination Agreement (Member-Patron-1988) (incorporated by reference to Exhibit 4.4 to Post-Effective Amendment No. 4 to Form S-2 Registration Statement of the Registrant filed on July 15, 1988, File No. 33-19284).

4.6	Subordination Agreement (Associate Patron-1988) (incorporated by reference to Exhibit 4.5 to Post-Effective Amendment No. 4 to Form S-2 Registration Statement of the Registrant filed on July 15, 1988, File No. 33-19284).

4.7	Subordination Agreement (New Member-Patron-1988) (incorporated by reference to Exhibit 4.6 to Post-Effective Amendment No. 4 to Form S-2 Registration Statement of the Registrant filed on July 15, 1988, File No. 33-19284).

4.8	Subordination Agreement (New Associate Patron-1988) (incorporated by reference to Exhibit 4.7 to Post-Effective Amendment No. 4 to Form S-2 Registration Statement of the Registrant filed on July 15, 1988, File No. 33-19284).

Exhibit No.	Description
4.9	Copy of Member Patron/Affiliate Subordination Agreement (Subordination of Required Deposit) (incorporated by reference to Exhibit 4.10 to Registrant’s Form 10-K for the fiscal year ended September 29, 2001 filed on December 27, 2001, File No. 000-10815).

4.10	Copy of Associate-Patron Subordination Agreement (Subordination of Required Deposit Agreement (incorporated by reference to Exhibit 4.11 to Registrant’s Form 10-K for the fiscal year ended September 29, 2001 filed on December 27, 2001, File No. 000-10815).

4.11	Form of Pledge and Security Agreement (effective July, 2008) (incorporated by reference to Exhibit 4.41.1 to Registrant’s Quarterly Report on Form 10-Q for the Quarterly Period ended on June 28, 2008, filed on August 12, 2008).

4.12	Form of Member Subordination (effective July, 2008) (incorporated by reference to Exhibit 4.42.1 to Registrant’s Quarterly Report on Form 10-Q for the Quarterly Period ended on June 28, 2008, filed on August 12, 2008).

4.13	Form of Continuing Guaranty (effective July, 2008) (incorporated by reference to Exhibit 4.43.1 to Registrant’s Quarterly Report on Form 10-Q for the Quarterly Period ended on June 28, 2008, filed on August 12, 2008).

4.50	Form of Indenture between the Registrant and U.S. Bank, N.A., as Trustee, relating to $4,000,000 Subordinated Patronage Dividend Certificates Due December 15, 2007 (incorporated by reference to Exhibit 4.35 to the Registrant’s Registration Statement on Form S-2, filed on February 28, 2003, File No. 333-103535).

4.51	Form of Subordinated Patronage Dividend Certificate Due December 15, 2007 (included in Exhibit 4.32).

4.52	Guarantee dated September 29, 1999 by the Registrant of debt securities of United Grocers, Inc. (predecessor-in-interest to the Registrant) issued pursuant to that certain Indenture dated as of February 1, 1978, and as subsequently amended and supplemented, by and between United Grocers, Inc., and State Street Bank and Trust Company (incorporated by reference to Exhibit 4.1 to the Registrants Current Report on Form 8-K filed on October 13, 1999, File No. 000-10815).

4.53	Copy of indenture dated as of February 1, 1978, between Unified Western Grocers, Inc. (as successor to United Grocers, Inc.) and United States National Bank of Oregon, as trustee, relating to Unified Western Grocers, Inc.’s Capital Investment Notes (incorporated by reference to Exhibit 4.1 to United Grocers, Inc.’s registration Statement on Form S-1, No. 2-60488).

4.54	Copy of supplemental indenture dated as of January 27, 1989, between Unified Western Grocers, Inc. (as successor to United Grocers, Inc.) and United States National Bank of Oregon, as trustee, relating to Unified Western Grocers, Inc.’s Series F 5% Subordinated Redeemable Capital Investment Notes (incorporated by reference to Exhibit 4.G to the United Grocers, Inc. Form 10-K for the fiscal year ended September 30, 1989).

4.55	Copy of supplemental indenture dated as of January 22, 1991, between Unified Western Grocers, Inc. (as successor to United Grocers, Inc.) and United States National Bank of Oregon, as trustee, relating to Unified Western Grocers, Inc.’s Series G 5% Subordinated Redeemable Capital Investment Notes (incorporated by reference to Exhibit 4.D to the United Grocers, Inc. Registration Statement on Form S-2, No. 33-38617).

4.56	Copy of supplemental indenture dated as of July 6, 1992, between Unified Western Grocers, Inc. (as successor to United Grocers, Inc.) and United States National Bank of Oregon, as trustee, relating to Unified Western Grocers, Inc.’s Series H 5% Subordinated Redeemable Capital Investment Notes (incorporated by reference to Exhibit 4.C to the United Grocers, Inc. Registration Statement on Form S-2, No. 33-49450).

4.57	Copy of supplemental indenture dated as of January 9, 1995, between Unified Western Grocers, Inc. (as successor to United Grocers, Inc.) and First Bank National Association, as trustee, relating to Unified Western Grocers, Inc.’s Series J 5% Subordinated Redeemable Capital Investment Notes (incorporated by reference to Exhibit 4.C to the United Grocers, Inc. Registration Statement on Form S-2, No. 33-57199).

Exhibit No.	Description
4.58	Form of Subordinated Redemption Note—Excess Class B Shares (incorporated by reference to Exhibit 10.50 to Registrant’s Form 10-K for the fiscal year ended September 29, 2001 filed on December 27, 2001, File No. 000-10815).

4.59***	Asset Purchase Agreement between Unified Western Grocers, Inc. and Associated Grocers, Incorporated and its Subsidiaries, dated as of August 2, 2007 (incorporated by reference to Exhibit 10.70 to the Registrant’s Quarterly Report on Form 10-Q for the fiscal quarter ended June 30, 2007 filed on August 14, 2007, File No. 000-10815).

4.59.1	Limited Waiver of Asset Purchase Agreement dated as of September 30, 2007 (incorporated by reference to Exhibit 10.70.1 to the Registrant’s Current Report on Form 8-K filed on October 4, 2007, File No. 000-10815).

4.90	Form of Class A Share Certificate (incorporated by reference to Exhibit 4.12 to the Registrant’s Annual Report on Form 10-K for the fiscal year ended September 30, 2000, filed on December 26, 2000, File No. 000-10815).

4.91	Form of Class B Share Certificate (incorporated by reference to Exhibit 4.13 to the Registrant’s Annual Report on Form 10-K for the fiscal year ended September 30, 2000, filed on December 26, 2000, File No. 000-10815).

4.92	Agreement respecting directors’ shares (incorporated by reference to Exhibit 4.9 to Amendment No. 2 to Form S-1 Registration Statement of the Registrant filed on December 31, 1981, File No. 2-70069).

4.93	Form of Class E Share Certificate (incorporated by reference to Exhibit 4.37 to the Registrant’s Registration Statement on Form S-1, filed on January 31, 2006, File No. 333-131414).

10.0	Secured Revolving Credit Agreement dated as of September 29, 1999, by and among Registrant, the Lenders named therein and Rabobank Nederland, New York Branch (incorporated by reference to Exhibit 10.2 to the Registrant’s Current report on Form 8-K filed on October 13, 1999, File No. 000-10815).

10.0.1	Amendment No. 1 to Secured Revolving Credit Agreement dated as of November 18, 1999 by and among Registrant, the Lenders named therein and Rabobank Nederland, New York Branch (incorporated by reference to Exhibit 4.26 to the Registrant’s Annual Report on Form 10-K for the fiscal year ended September 30, 2000, filed on December 26, 2000, File No. 000-10815).

10.0.2	Amendment No. 2 and Limited Waiver to Secured Revolving Credit Agreement dated as of July, 2000 by and among Registrant, the Lenders named therein and Rabobank Nederland, New York Branch (incorporated by reference to Exhibit 4.27 to the Registrant’s Annual Report on Form 10-K for the fiscal year ended September 30, 2000, filed on December 26, 2000, File No. 000-10815).

10.0.3	Amendment No. 3 to Secured Revolving Credit Agreement dated as of December 7, 2001 by and among the Registrant, the Lenders named therein and Rabobank Nederland, New York Branch (incorporated by reference to Exhibit 4.27.1 to the Registrant’s Annual Report on Form 10-K for the fiscal year ended September 29, 2001, filed on December 27, 2001, File No. 000-10815).

10.1	Secured Revolving Credit Agreement dated as of December 5, 2003, by and among Registrant, the Lenders named therein and Harris Trust and Savings Bank (incorporated by reference to Exhibit 4.34 to the Registrant’s Annual Report on Form 10-K for the fiscal year ended September 27, 2003, filed on December 16, 2003, File No. 000-10815).

10.2	Security Agreement dated as of December 5, 2003, by and among Registrant, the Lenders named therein and Harris Trust and Savings Bank relating to the Secured Revolving Credit Agreement dated as of December 5, 2003, by and among Registrant, the Lenders named therein and Harris Trust and Savings Bank (incorporated by reference to Exhibit 4.35 to the Registrant’s Annual Report on Form 10-K for the fiscal year ended September 27, 2003, filed on December 16, 2003, File No. 000-10815).

Exhibit No.	Description
10.3	Amended and Restated Credit Agreement, dated as of December 5, 2006, by and among Unified Western Grocers, Inc., other credit parties as identified therein, Bank of Montreal, Chicago Branch, as Administrative Agent, Bank of America, N.A., as Syndication Agent, Wells Fargo Bank, as Documentation Agent, BMO Capital Markets, as Lead Arranger and Book Runner, General Electric Capital Corporation, Union Bank of California, N.A., and PNC Bank National Association (incorporated by reference to Exhibit 99.1 to the Registrant’s Current Report on Form 8-K, filed on December 11, 2006, File No. 000-10815).

10.4	Amended and Restated Security Agreement, dated as of December 5, 2006, by and among Unified Western Grocers, Inc., the Debtors identified therein and Bank of Montreal, Chicago Branch (incorporated by reference to Exhibit 99.2 to the Registrant’s Current Report on Form 8-K, filed on December 11, 2006, File No. 000-10815).

10.5	Agreement relating to the Registrant’s five-year interest rate collar (incorporated by reference to Exhibit 10.51 to Amendment No. 2 to Registrant’s Registration Statement on Form S-2 filed on May 1, 2002).

10.6	Note purchase Agreement dated as of September 29, 1999 by and among Registrant and the persons listed on Schedule I thereto (incorporated by reference to Exhibit 10.1 to the Registrant’s Current report on Form 8-K filed on October 13, 1999, File No. 000-10815).

10.6.1	Amendment No. 1 and Limited Waiver to Note Purchase Agreement, dated as of September 14, 2000, by and among Registrant and the Noteholders listed on the signature pages thereto (incorporated by reference to Exhibit 4.24 to the Registrant’s Annual Report on Form 10-K for the fiscal year ended September 30, 2000, filed on December 26, 2000, File No. 000-10815).

10.6.2	Second Amendment to Note Purchase Agreement and Notes dated as of March 27, 2002 by and among the Registrant and the Noteholders on the signature pages thereto (incorporated by reference to Exhibit 4.24.1 to the Registrant’s Quarterly Report on Form 10-Q for the fiscal quarter ended March 30, 2002, filed on May 14, 2002, File No. 000-10815).

10.6.3	Third Amendment to Note Purchase Agreement and Notes dated as of December 31, 2002 by and among the Registrant and the Noteholders on the signature pages thereto (incorporated by reference to Exhibit 10.1 to the Registrant’s Annual Report on Form 10-K for the fiscal year ended September 28, 2002, filed on January 13, 2003, File No. 000-10815).

10.7	Amended and Restated Note Purchase Agreement, effective January 6, 2006, by and among Registrant and the Noteholders listed on the signature pages thereto (incorporated by reference to Exhibit 4.1 to the Registrant’s Current Report on Form 8-K, filed on January 11, 2006, File No. 000-10815).

10.7.1	Amendment to Note Purchase Agreement and Consent, dated as of December 19, 2006, by and among Registrant, John Hancock Life Insurance Company as collateral agent for the Noteholders and the Noteholders under the Amended and Restated Note Purchase Agreement listed on the signature pages thereto (incorporated by reference to Exhibit 4.40 to the Registrant’s Quarterly Report on Form 10-Q for the fiscal quarter ended December 30, 2006 filed on February 13, 2007, File No. 000-10815).

10.7.2*	Second Amendment to Note Purchase Agreement dated as of November 7, 2008 by and among Registrant and the Noteholders listed on the signature page thereto.

10.8	Amended and Restated Loan Purchase and Servicing Agreement Dated as of December 7, 2001 between Grocers Capital Company and National Consumer Cooperative Bank (incorporated by reference to Exhibit 10.1 to the Registrant’s Annual Report on Form 10-K for the fiscal year ended September 28, 2002, filed on January 13, 2003, File No. 000-10815).

10.9	Amended and Restated Credit Agreement dated as of December 7, 2001 among Grocers Capital Company, the lenders listed therein and National Cooperative Bank, as agent (incorporated by reference to Exhibit 10.1 to the Registrant’s Annual Report on Form 10-K for the fiscal year ended September 28, 2002, filed on January 13, 2003, File No. 000-10815).

Exhibit No.	Description
10.10	Amended and Restated Loan Purchase Agreement (Existing Program) dated January 30, 1998 among United Resources, Inc., United Grocers, Inc. (predecessor-in-interest to the Registrant) and National Consumer Cooperative Bank (incorporated by reference to Exhibit 4.D1 to United Grocers, Inc. Annual Report on Form 10-K for the fiscal year ended October 2, 1998 filed on January 30, 1999, File No. 002-60487, as amended).

10.11	Amended and Restated Loan Purchase Agreement (Holdback Program) dated January 30, 1998 among United Resources, Inc., United Grocers, Inc. (predecessor-in-interest to the Registrant) and National Consumer Cooperative Bank (incorporated by reference to Exhibit 4.D2 to United Grocers, Inc. Annual Report on Form 10-K for the fiscal year ended October 2, 1998 filed on January 30, 1999, File No. 002-60487, as amended).

10.12	Second Amended and Restated Loan Purchase and Service Agreement dated as of June 9, 2004, between Grocers Capital Company and National Consumer Cooperative Bank, as buyer (incorporated by reference to Exhibit 10.67 to the Registrant’s Form 10-Q for the fiscal quarter ended June 26, 2004 filed on August 3, 2004, File No. 000-10815).

10.12.1	Change in Terms Agreement dated as of March 26, 2007 to Second Amended and Restated Loan Purchase and Service Agreement dated as of June 9, 2004, between Grocers Capital Company and National Consumer Cooperative Bank, as buyer (incorporated by reference to Exhibit 10.67.1 to the Registrant’s Quarterly Report on Form 10-Q for the fiscal quarter ended March 31, 2007 filed on May 11, 2007, File No. 000-10815).

10.13	Second Amended and Restated Credit Agreement dated as of June 9, 2004, among Grocers Capital Company, the lenders listed therein and National Consumer Cooperative Bank, as agent (incorporated by reference to Exhibit 10.68 to the Registrant’s Form 10-Q for the fiscal quarter ended June 26, 2004 filed on August 3, 2004, File No. 000-10815).

10.13.1	Change in Terms Agreement dated as of March 27, 2007 to Second Amended and Restated Credit Agreement dated as of June 9, 2004, among Grocers Capital Company, the lenders listed therein and National Consumer Cooperative Bank, as agent (incorporated by reference to Exhibit 10.68.1 to the Registrant’s Quarterly Report on Form 10-Q for the fiscal quarter ended March 31, 2007 filed on May 11, 2007, File No. 000-10815).

10.14	Expansion Agreement, dated as of May 1, 1991, and Industrial Lease, dated as of May 1, 1991, between Dermody Properties and the Registrant (incorporated by reference to Exhibit 10.9 to Form S-2 Registration Statement of the Registrant filed on September 2, 1993, File No. 33-68288).

10.14.1	Lease Amendment, dated June 20, 1991, between Dermody Properties and the Registrant (incorporated by reference to Exhibit 10.9.1 to Form S-2 Registration Statement of the Registrant filed on September 2, 1993, File No. 33-68288).

10.14.2	Lease Amendment, dated October 18, 1991, between Dermody Properties and the Registrant (incorporated by reference to Exhibit 10.9.2 to Form S-2 Registration Statement of the Registrant filed on September 2, 1993, File No. 33-68288).

10.15	Purchase Agreement dated November 21, 1994 between the Registrant and TriNet Corporate Realty Trust, Inc. (incorporated by reference to Exhibit 10.18 to the Registrant’s Annual Report on Form 10-K for the fiscal year ended September 2, 1995 filed on December 1, 1995, File No. 000-10815).

10.16	Commercial Lease-Net dated December 6, 1994 between TriNet Essential Facilities XII and the Registrant (incorporated by reference to Exhibit 10.17 to the Registrant’s Annual Report on Form 10-K for the fiscal year ended September 2, 1995 filed on December 1, 1995, File No. 0-10815).

10.17	Lease, dated as of December 23, 1986, between Cercor Associates and Grocers Specialty Company (incorporated by reference to Exhibit 10.8 to Form S-2 Registration Statement of the Registrant filed on September 2, 1993, File No. 33-68288).

10.18**	Form of Indemnification Agreement between the Company and each Director and Officer (incorporated by reference to Exhibit A to the Registrant’s Proxy Statement dated February 24, 1997 filed on February 24, 1997, File No. 000-10815).

Exhibit No.	Description
10.18.1**	Form of Indemnification Agreement between the Company and each Director and Officer (incorporated by reference to Exhibit 10.20.1 to the Registrant’s Quarterly Report on Form 10-Q for the fiscal quarter ended June 30, 2007 filed on August 14, 2007, File No. 000-10815).

10.19**	Annual Incentive Plan for Chief Executive Officer (incorporated by reference to Exhibit 10.23 to the Registrant’s Annual Report on Form 10-K for the fiscal year ended August 30, 1997 filed on November 28, 1997, File No. 000-10815).

10.20**	Annual Incentive Plan for Senior Management (incorporated by reference to Exhibit 10.24 to the Registrant’s Annual Report on Form 10-K for the fiscal year ended August 30, 1997 filed on November 28, 1997, File No. 000-10815).

10.21**	Form of Severance Agreement for Vice Presidents, Senior Vice Presidents and Executive Vice Presidents with Less Than Three Years in an Officer Position executed by Philip S. Smith, Rodney L. Van Bebber, Daniel J. Murphy, John C. Bedrosian, William O. Coté, Dirk T. Davis, Luis de la Mata, Stanley G. Eggink, Joseph L. Falvey, Carolyn S. Fox, Don Gilpin, Gary C. Hammett, Gary S. Herman, Joseph A. Ney, David A. Woodward (incorporated by reference to Exhibit 10.50 to the Registrant’s Form 10-Q for the quarterly period ended December 31, 2000, filed on February 13, 2001, File No. 000-10815).

10.22**	Form of Severance Agreement for Executive Vice Presidents with Three Years or More in an Officer Position dated as of October 2, 2003, by and between the Registrant and Philip S. Smith (incorporated by reference to Exhibit 10.59 to the Registrant’s Form 10-Q for the fiscal quarter ended December 27, 2003 filed on February 10, 2004, File No. 000-10815).

10.23**	Form of Severance Agreement for Vice Presidents and Senior Vice Presidents, and Executive Vice Presidents with Less than Three Years in an Officer Position dated as of March 12, 2003, by and between the Registrant and Christine Neal (incorporated by reference to Exhibit 10.58 to the Registrant’s Form 10-Q for the fiscal quarter ended December 27, 2003 filed on February 10, 2004, File No. 000-10815).

10.24**	Form of Severance Agreement for Executive Vice Presidents with Three Years or More in an Officer Position executed by Robert M. Ling, Jr., Richard J. Martin and Charles J. Pilliter (incorporated by reference to Exhibit 10.49 to the Registrant’s Form 10-Q for the quarterly period ended December 31, 2000, filed on February 13, 2001, File No. 000-10815).

10.25**	Form of Severance Agreement for Vice Presidents and Senior Vice Presidents, and Executive Vice Presidents with Less than Three Years in an Officer Position dated as of December 8, 2006, by and between the Registrant and Randall G. Scoville (incorporated by reference to Exhibit 10.69 to the Registrant’s Quarterly Report on Form 10-Q for the fiscal quarter ended December 30, 2006 filed on February 13, 2007, File No. 000-10815).

10.26**	Form of Employment Agreement between the Company and Alfred A. Plamann (incorporated by reference to Exhibit 10.19 to Form S-4 Registration Statement of the Registrant filed on August 26, 1999, File No. 333-85917).

10.26.1**	Amendment to Employment Agreement dated as of August 1999, between the Registrant and Alfred A. Plamann (incorporated by reference to Exhibit 10.27 to Form S-4 Registration Statement of the Registrant filed on August 26, 1999, File No. 333-85917).

10.26.2**	Second Amendment to Employment Agreement dated as of April 2001, between registrant and Alfred A. Plamann (incorporated by reference to Exhibit 10.51 to the Registrant’s Form 10-Q for the quarterly period ended June 30, 2001, filed on August 14, 2001, File No. 000-10815).

10.26.3**	Third Amendment to Employment Agreement dated as of August 2003, between Registrant and Alfred A. Plamann (incorporated by reference to Exhibit 10.19.1 to the Registrant’s Annual Report on Form 10-K for the fiscal year ended September 27, 2003, filed on December 16, 2003, File No. 000-10815).

10.27	Promissory Note dated June 4, 1996, due on demand in favor of Grocers Capital Company by Robert M. Ling, Jr. (incorporated by reference to Exhibit 10.45 to the Registrant’s Annual Report on Form 10-K for the fiscal year ended September 27, 2003, filed on December 16, 2003, File No. 000-10815).

Exhibit No.	Description
10.28	Promissory Note dated December 6, 2000, due on demand in favor of Grocers Capital Company by Daniel J. Murphy and Debra A. Murphy (incorporated by reference to Exhibit 10.46 to the Registrant’s Annual Report on Form 10-K for the fiscal year ended September 27, 2003, filed on December 16, 2003, File No. 000-10815).

10.29**	Amended and Restated Unified Western Grocers, Inc. Deferred Compensation Plan dated as of May 1, 1999 (incorporated by reference to Exhibit 10.2 to the Registrant’s Annual Report on Form 10-K for the fiscal year ended August 28, 1999 filed on November 14, 1999, File No. 000-10815).

10.29.1**	Amendment No. 1 to the Amended and Restated Unified Western Grocers, Inc. Deferred Compensation Plan, amended as of October 19, 2007 (incorporated by reference to Exhibit 10.2.1 to the Registrant’s Annual Report on Form 10-K for the fiscal year ended September 29, 2007, filed on December 13, 2007).

10.30*(**)	Unified Grocers, Inc. Deferred Compensation Plan II, Master Plan, dated as of September 26, 2008, effective January 1, 2005.

10.31**	Comprehensive Amendment to Unified Western Grocers, Inc. Employees’ Excess Benefit Plan dated as of December 5, 1995 (incorporated by reference to Exhibit 10.7 to the Registrant’s Annual Report on Form 10-K for the fiscal year ended August 30, 1997 filed on November 28, 1997, File No. 000-10815).

10.32**	Comprehensive Amendment to Unified Western Grocers, Inc. Employees’ Supplemental Deferred Compensation Plan dated as of December 5, 1995 (incorporated by reference to Exhibit 10.8 to the Registrant’s Annual Report on Form 10-K for the fiscal year ended August 30, 1997 filed on November 28, 1997, File No. 000-10815).

10.33**	Unified Western Grocers, Inc., Executive Salary Protection Plan II (“ESPP II”), Master Plan Document, effective January 4, 1995 (incorporated by reference to Exhibit 10.4 to the Registrant’s Annual Report on Form 10-K for the fiscal year ended September 2, 1995 filed on December 1, 1995, File No. 000-10815).

10.33.1**	Amendment No. 1999-I to Unified Western Grocers, Inc. Executive Salary Protection Plan II, effective as of January 1, 1999 (incorporated by reference to Exhibit 10.5 to the Registrant’s Form 10-Q for the quarterly period ended December 31, 2000, filed on February 13, 2001, File No. 000-10815).

10.33.2**	Amendment No. 2000-I to Unified Western Grocers, Inc. Executive Salary Protection Plan II, effective as of January 1, 2000 (incorporated by reference to Exhibit 10.6 to the Registrant’s Form 10-Q for the quarterly period ended December 31, 2000, filed on February 13, 2001, File No. 000-10815).

10.34**	Master Trust Agreement For Unified Western Grocers, Inc. Executive Salary Protection Plan II, dated as of April 28, 1995 (incorporated by reference to Exhibit 10.5 to the Registrant’s Annual Report on Form 10-K for the fiscal year ended September 2, 1995 filed on December 1, 1995, File No. 000-10815).

10.35**	Amended and Restated Unified Western Grocers, Inc. Executive Salary Protection Plan II, effective as of January 1, 2003 (incorporated by reference to Exhibit 10.4.4 to the Registrant’s Annual Report on Form 10-K for the fiscal year ended October 2, 2004, filed on December 16, 2004, File No. 000-10815).

10.35.1**	Amendment No. 1 to the Amended and Restated Unified Western Grocers, Inc. Executive Salary Protection Plan II, amended as of October 19, 2007 (incorporated by reference to Exhibit 10.4.5 to the Registrant’s Annual Report on Form 10-K for the fiscal year ended September 29, 2007, filed on December 13, 2007).

10.36*(**)	Unified Grocers, Inc. Executive Salary Protection Plan III, Master Plan Document, dated as of September 26, 2008, effective January 1, 2005.

10.37**	Unified Western Grocers, Inc. Executive Insurance Plan Split dollar Agreement and Schedule of Executive Officers party thereto (incorporated by reference to Exhibit 10.6 to the Registrant’s Annual Report on Form 10-K for the fiscal year ended September 2, 1995 filed on December 1, 1995, File No. 000-10815).

Exhibit No.	Description
10.38**	Amended and Restated Unified Western Grocers, Inc. Cash Balance Plan effective January 1, 2002, as amended (incorporated by reference to Exhibit 10.1 to the Registrant’s Annual Report on Form 10-K for the fiscal year ended September 28, 2002, filed on January 13, 2003, File No. 000-10815).

10.38.1**	Amendment No. 2 to the Unified Western Grocers, Inc. Cash Balance Plan, amended as of November 15, 2004 (incorporated by reference to Exhibit 10.1.1 to the Registrant’s Annual Report on Form 10-K for the fiscal year ended October 1, 2005, filed on December 21, 2005, File No. 000-10815).

10.38.2**	Amendment No. 3 to the Unified Western Grocers, Inc. Cash Balance Plan, amended as of November 15, 2004 (incorporated by reference to Exhibit 10.1.2 to the Registrant’s Annual Report on Form 10-K for the fiscal year ended October 1, 2005, filed on December 21, 2005, File No. 000-10815).

10.38.3**	Amendment No. 4 to the Unified Western Grocers, Inc. Cash Balance Plan, amended as of August 8, 2005 (incorporated by reference to Exhibit 10.1.3 to the Registrant’s Annual Report on Form 10-K for the fiscal year ended October 1, 2005, filed on December 21, 2005, File No. 000-10815).

10.38.4**	Amendment No. 5 to the Unified Western Grocers, Inc. Cash Balance Plan, amended as of December 22, 2006 (incorporated by reference to Exhibit 10.1.4 to the Registrant’s Quarterly Report on Form 10-Q for the fiscal quarter ended December 30, 2006 filed on February 13, 2007, File No. 000-10815).

10.38.5**	Amendment No. 6 to the Unified Western Grocers, Inc. Cash Balance Plan, amended as of February 18, 2008 (incorporated by reference to Exhibit 10.1.5 to the Registrant’s Quarterly Report on Form 10-Q for the fiscal quarter ended March 29, 2008, filed on May 13, 2008).

10.39**	Amended and Restated Unified Western Grocers, Inc. Employee Savings Plan (incorporated by reference to Exhibit 10.2 to the Registrant’s Quarterly Report on Form 10-Q for the fiscal quarter ended December 29, 2001 filed on February 19, 2002, File No. 000-10815).

10.39.1**	Amendment No. 1 to the Unified Western Grocers, Inc. Employee Savings Plan, amended as of April 16, 2002 (incorporated by reference to Exhibit 10.9.1 to the Registrant’s Annual Report on Form 10-K for the fiscal year ended September 29, 2007, filed on December 13, 2007).

10.39.2**	Amendment No. 2 to the Unified Western Grocers, Inc. Employee Savings Plan, amended as of September 1, 2003 (incorporated by reference to Exhibit 10.9.2 to the Registrant’s Annual Report on Form 10-K for the fiscal year ended September 29, 2007, filed on December 13, 2007).

10.39.3**	Amendment No. 3 to the Unified Western Grocers, Inc. Employee Savings Plan, amended as of December 19, 2003 (incorporated by reference to Exhibit 10.9.3 to the Registrant’s Annual Report on Form 10-K for the fiscal year ended September 29, 2007, filed on December 13, 2007).

10.39.4**	Amendment No. 4 to the Unified Western Grocers, Inc. Employee Savings Plan, amended as of November 15, 2004 (incorporated by reference to Exhibit 10.9.4 to the Registrant’s Annual Report on Form 10-K for the fiscal year ended September 29, 2007, filed on December 13, 2007).

10.39.5**	Amendment No. 5 to the Unified Western Grocers, Inc. Employee Savings Plan, amended as of July 29, 2005 (incorporated by reference to Exhibit 10.9.5 to the Registrant’s Annual Report on Form 10-K for the fiscal year ended September 29, 2007, filed on December 13, 2007).

10.39.6**	Amendment No. 6 to the Unified Western Grocers, Inc. Employee Savings Plan, amended as of December 22, 2006 (incorporated by reference to Exhibit 10.9.1 to the Registrant’s Quarterly Report on Form 10-Q for the fiscal quarter ended December 30, 2006 filed on February 13, 2007, File No. 000-10815).

10.39.7**	Amendment No. 7 to the Unified Western Grocers, Inc. Employee Savings Plan, amended as of September 26, 2007 (incorporated by reference to Exhibit 10.9.7 to the Registrant’s Annual Report on Form 10-K for the fiscal year ended September 29, 2007, filed on December 13, 2007).

Exhibit No.	Description
10.40**	Amended and Restated Unified Western Grocers, Inc. Employees’ Sheltered Savings Plan (incorporated by reference to Exhibit 10.1 to the Registrant’s Quarterly Report on Form 10-Q for the fiscal quarter ended December 29, 2001 filed on February 19, 2002, File No. 000-10815).

10.40.1**	Amendment No. 1 to the Unified Western Grocers, Inc. Employees’ Sheltered Savings Plan, amended as of June 11, 2002 (incorporated by reference to Exhibit 10.3.1 to the Registrant’s Annual Report on Form 10-K for the fiscal year ended October 1, 2005, filed on December 21, 2005, File No. 000-10815).

10.40.2**	Amendment No. 2 to the Unified Western Grocers, Inc. Employees’ Sheltered Savings Plan, amended as of September 1, 2003 (incorporated by reference to Exhibit 10.3.2 to the Registrant’s Annual Report on Form 10-K for the fiscal year ended October 1, 2005, filed on December 21, 2005, File No. 000-10815).

10.40.3**	Amendment No. 3 to the Unified Western Grocers, Inc. Employees’ Sheltered Savings Plan, amended as of December 19, 2003 (incorporated by reference to Exhibit 10.3.3 to the Registrant’s Annual Report on Form 10-K for the fiscal year ended October 1, 2005, filed on December 21, 2005, File No. 000-10815).

10.40.4**	Amendment No. 4 to the Unified Western Grocers, Inc. Employees’ Sheltered Savings Plan, amended as of November 15, 2004 (incorporated by reference to Exhibit 10.3.4 to the Registrant’s Annual Report on Form 10-K for the fiscal year ended October 1, 2005, filed on December 21, 2005, File No. 000-10815).

10.40.5**	Amendment No. 5 to the Unified Western Grocers, Inc. Employees’ Sheltered Savings Plan, amended as of August 17, 2005 (incorporated by reference to Exhibit 10.3.5 to the Registrant’s Annual Report on Form 10-K for the fiscal year ended October 1, 2005, filed on December 21, 2005, File No. 000-10815).

10.40.6**	Amendment No. 6 to the Unified Western Grocers, Inc. Employees’ Sheltered Savings Plan, amended as of December 1, 2005 (incorporated by reference to Exhibit 10.1 to the Registrant’s Quarterly Report on Form 10-Q for the fiscal quarter ended December 31, 2005).

10.40.7**	Amendment No. 7 to the Unified Western Grocers, Inc. Employees’ Sheltered Savings Plan, amended as of December 22, 2006 (incorporated by reference to Exhibit 10.3.7 to the Registrant’s Quarterly Report on Form 10-Q for the fiscal quarter ended December 30, 2006 filed on February 13, 2007, File No. 000-10815).

10.40.8**	Amendment No. 8 to the Unified Western Grocers, Inc. Employees’ Sheltered Savings Plan, amended as of September 26, 2007 (incorporated by reference to Exhibit 10.3.8 to the Registrant’s Annual Report on Form 10-K for the fiscal year ended September 29, 2007, filed on December 13, 2007).

10.41**	Cash Balance Retirement Plan for Employees of Associated Grocers, Inc. (predecessor-in-interest to the Registrant) effective January 1, 2004 (incorporated by reference to Exhibit 10.56 to the Registrant’s Quarterly Report on Form 10-Q for the fiscal quarter ended December 29, 2007, filed on February 12, 2008).

10.41.1**	Amendment to the Cash Balance Retirement Plan for Employees of Associated Grocers, Inc. (predecessor-in-interest to the Registrant) effective March 28, 2005 (incorporated by reference to Exhibit 10.56.1 to the Registrant’s Quarterly Report on Form 10-Q for the fiscal quarter ended December 29, 2007, filed on February 12, 2008).

10.41.2**	Amendment to the Cash Balance Retirement Plan for Employees of Associated Grocers, Inc. (predecessor-in-interest to the Registrant) effective June 1, 2007 (incorporated by reference to Exhibit 10.56.2 to the Registrant’s Quarterly Report on Form 10-Q for the fiscal quarter ended December 29, 2007, filed on February 12, 2008).

10.41.3**	Amendment No. 3 to the Cash Balance Retirement Plan for Employees of Associated Grocers, Inc. amended as of June 17, 2008 (incorporated by reference to Exhibit 10.56.2 to the Registrant’s Quarterly Report on Form 10-Q for the fiscal quarter ended June 28, 2008, filed on August 12, 2008).

Exhibit No.	Description
10.42**	Union Bank of California Trust Agreement for Cash Balance Retirement Plan for Employees of Associated Grocers, Inc. (predecessor-in-interest to the Registrant) as of September 13, 2004 (incorporated by reference to Exhibit 10.57 to the Registrant’s Quarterly Report on Form 10-Q for the fiscal quarter ended December 29, 2007, filed on February 12, 2008).

10.43**	Unified Western Grocers, Inc. Early Retirement Program (incorporated by reference to Exhibit 10.28 to the Form S-4 Registration Statement filed on August 26, 1999, File No. 333-05917).

10.44	Smart & Final Supply Agreement Dated May 16, 2003 (incorporated by reference to Exhibit 10.45 to Registrant’s Form 10-Q for the fiscal quarter ended June 28, 2003 filed on August 8, 2003, File No. 000-10815).

10.45	Stock Purchase Agreement dated March 26, 1999 by and among Grocers Capital Company, K.V. Mart Co., an affiliate of Darioush Khaledi, Khaledi Family Partnership I, Khaledi Family Trust dated May 17, 1995, and Parviz Vazin and Vida Vazin (incorporated by reference to Exhibit 10.35 to the Registrant’s Annual Report on Form 10-K for the fiscal year ended September 30, 2000, filed on December 26, 2000, File No. 000-10815).

10.46	Pledge Agreement dated March 26, 1999 by Khaledi Family Partnership I, Khaledi Family Trust dated May 17, 1995, and Parviz Vazin and Vida Vazin in favor of Grocers Capital Company (incorporated by reference to Exhibit 10.36 to the Registrant’s Annual Report on Form 10-K for the fiscal year ended September 30, 2000, filed on December 26, 2000, File No. 000-10815).

10.47	Guaranty dated March 26, 1999 by K.V. Mart Co. in favor of Grocers Capital Company (incorporated by reference to Exhibit 10.37 to the Registrant’s Annual Report on Form 10-K for the fiscal year ended September 30, 2000, filed on December 26, 2000, File No. 000-10815).

10.48	Term Loan Agreement dated as of May 12, 2000 between K.V. Mart Co. and Unified Western Grocers, Inc. relating to a $7,000,000 Promissory Note due May 12, 2005 in favor of Unified Western Grocers, Inc. by K.V. Mart Co. (incorporated by reference to Exhibit 10.38 to the Registrant’s Form 10-Q for the quarterly period ended July 1, 2000 filed on August 17, 2000, File No. 000-10815).

10.49	Security Agreement dated as of May 12, 2000 between K.V. Mart Co. and Unified Western Grocers, Inc. relating to the Term Loan Agreement dated as of May 12, 2000 between K.V. Mart Co. and Unified Western Grocers, Inc. (incorporated by reference to Exhibit 10.39 to the Registrant’s Form 10-Q for the quarterly period ended July 1, 2000 filed on August 17, 2000, File No. 000-10815).

10.50	Guaranty dated as of May 12, 2000 by Darioush Khaledi and Shahpar Khaledi, husband and wife, Darioush Khaledi, as Trustee of the Khaledi Family Trust under Declaration of Trust dated May 17, 1995, K.V. Property Company, and Parviz Vazin and Vida Vazin in favor of Unified Western Grocers, Inc. issued pursuant to that certain Term Loan Agreement dated as of May 12, 2000 between K.V. Mart Co. and Unified Western Grocers, Inc. (incorporated by reference to Exhibit 10.40 to the Registrant’s Form 10-Q for the quarterly period ended July 1, 2000 filed on August 17, 2000, File No. 000-10815).

10.51	Stock Collateral Acknowledgement and Consent dated as of May 12, 2000 executed by the shareholders of K.V. Mart Co. (incorporated by reference to Exhibit 10.41 to the Registrant’s Form 10-Q for the quarterly period ended July 1, 2000 filed on August 17, 2000, File No. 000-10815).

10.52	Loan guaranties dated June 12, 1980 and September 30, 1988, given by United Grocers, Inc. (predecessor-in-interest to the Registrant) for the benefit of C&K Market, Inc., an affiliate of Raymond L. Nidiffer (incorporated by reference to Exhibit 10.I12 to United Grocers’ Form 10-K for the fiscal year ended September 30, 1989).

10.53	Agreement for Purchase and Sale and Escrow Instructions dated September 17, 1997, between United Grocers, Inc. (predecessor-in-interest to the Registrant) and C&K Market, Inc., an affiliate of Raymond L. Nidiffer (incorporated by reference to Exhibit 10.I5 to United Grocers, Inc.’s Form 10-K for the fiscal year ended October 2, 1998 filed on January 20, 1999, File No. 002-60487).

Exhibit No.	Description
10.54	Stock Purchase Agreement dated November 17, 1997, by and among United Grocers, Inc. (predecessor-in-interest to the Registrant) and C&K Market, an affiliate of Raymond L. Nidiffer (incorporated by reference to Exhibit 10.I6 to Form 10-K of United Grocers, Inc. filed on January 20, 1999, File No. 002-60487).

10.55	Preferred Stock Purchase Agreement by and between C & K Market, Inc. and Unified Western Grocers, Inc. dated as of December 19, 2000 (incorporated by reference to Exhibit 10.47 to the Registrant’s Form 10-Q for the quarterly period ended December 31, 2000, filed on February 13, 2001, File No. 000-10815).

10.56	Shareholders Agreement by and among Unified Western Grocers, Inc., C & K Market, Inc. and designated shareholders of C & K Market, Inc. dated as of December 19, 2000 (incorporated by reference to Exhibit 10.48 to the Registrant’s Form 10-Q for the quarterly period ended December 31, 2000, filed on February 13, 2001, File No. 000-10815).

10.57	Series A Preferred Stock Exchange Agreement dated as of December 29, 2003, by and between C&K Market, Inc. and the Registrant (incorporated by reference to Exhibit 10.60 to the Registrant’s Form 10-Q for the fiscal quarter ended December 27, 2003 filed on February 10, 2004, File No. 000-10815).

10.58	Shareholders Agreement dated as of December 29, 2003, by and among the Registrant, C&K Market, Inc. and designated shareholders of C&K Market, Inc. (incorporated by reference to Exhibit 10.61 to the Registrant’s Form 10-Q for the fiscal quarter ended December 27, 2003 filed on February 10, 2004, File No. 000-10815).

10.59	Supply Agreement dated as of December 29, 2003, by and between the Registrant and C&K Market, Inc. (incorporated by reference to Exhibit 10.62 to the Registrant’s Form 10-Q for the fiscal quarter ended December 27, 2003 filed on February 10, 2004, File No. 000-10815).

10.60	Continuing Guaranty dated as of December 29, 2003, by designated shareholders of C&K Market, Inc. in favor of the Registrant relating to the Series A Preferred Stock Exchange Agreement dated as of December 29, 2003, by and between C&K Market, Inc. and the Registrant (incorporated by reference to Exhibit 10.63 to the Registrant’s Form 10-Q for the fiscal quarter ended December 27, 2003 filed on February 10, 2004, File No. 000-10815).

10.61	Intercreditor and Subordination Agreement dated as of December 29, 2003, by and among designated subordinated creditors of C&K Market, Inc., C&K Market, Inc. and the Registrant (incorporated by reference to Exhibit 10.64 to the Registrant’s Form 10-Q for the fiscal quarter ended December 27, 2003 filed on February 10, 2004, File No. 000-10815).

10.62	Right of First Refusal Agreement dated as of December 29, 2003, by and among C&K Market, Inc., designated shareholders of C&K Market, Inc. and the Registrant (incorporated by reference to Exhibit 10.65 to the Registrant’s Form 10-Q for the fiscal quarter ended December 27, 2003 filed on February 10, 2004, File No. 000-10815).

10.63	Purchase and Sale Agreement with Joint Escrow Instructions dated as of June 19, 2003, by and between Registrant and The Alamo Group, Inc. (incorporated by reference to Exhibit 10.47 to the Registrant’s Annual Report on Form 10-K for the fiscal year ended September 27, 2003, filed on December 16, 2003, File No. 000-10815).

10.63.1	First Amendment to Purchase and Sale Agreement with Joint Escrow Instructions dated as of July 31, 2003, by and between Registrant and The Alamo Group, Inc. relating to the Purchase and Sale Agreement with Joint Escrow Instructions dated as of June 19, 2003, by and between Registrant and The Alamo Group, Inc. (incorporated by reference to Exhibit 10.49 to the Registrant’s Annual Report on Form 10-K for the fiscal year ended September 27, 2003, filed on December 16, 2003, File No. 000-10815).

Exhibit No.	Description
10.63.2	Second Amendment to Purchase and Sale Agreement with Joint Escrow Instructions dated as of August 15, 2003, by and between Registrant and The Alamo Group, Inc. relating to the Purchase and Sale Agreement with Joint Escrow Instructions dated as of June 19, 2003, by and between Registrant and The Alamo Group, Inc. (incorporated by reference to Exhibit 10.50 to the Registrant’s Annual Report on Form 10-K for the fiscal year ended September 27, 2003, filed on December 16, 2003, File No. 000-10815).

10.63.3	Third Amendment to Purchase and Sale Agreement with Joint Escrow Instructions dated as of August 22, 2003, by and between Registrant and The Alamo Group, Inc. relating to the Purchase and Sale Agreement with Joint Escrow Instructions dated as of June 19, 2003, by and between Registrant and The Alamo Group, Inc. (incorporated by reference to Exhibit 10.51 to the Registrant’s Annual Report on Form 10-K for the fiscal year ended September 27, 2003, filed on December 16, 2003, File No. 000-10815).

10.63.4	Fourth Amendment to Purchase and Sale Agreement with Joint Escrow Instructions dated as of August 27, 2003, by and between Registrant and The Alamo Group, Inc. relating to the Purchase and Sale Agreement with Joint Escrow Instructions dated as of June 19, 2003, by and between Registrant and The Alamo Group, Inc. (incorporated by reference to Exhibit 10.52 to the Registrant’s Annual Report on Form 10-K for the fiscal year ended September 27, 2003, filed on December 16, 2003, File No. 000-10815).

10.63.5	Fifth Amendment to Purchase and Sale Agreement with Joint Escrow Instructions dated as of November 18, 2003, by and between Registrant and AH Investors, LLC relating to the Purchase and Sale Agreement with Joint Escrow Instructions dated as of June 19, 2003, by and between Registrant and The Alamo Group, Inc. (incorporated by reference to Exhibit 10.53 to the Registrant’s Annual Report on Form 10-K for the fiscal year ended September 27, 2003, filed on December 16, 2003, File No. 000-10815).

10.63.5.1	First Amendment to Agreement Regarding Assets dated as of December 19, 2003, by and among the Registrant, AH Investors, LLC and TDH Investors, LLC relating to the Fifth Amendment to Purchase and Sale Agreement with Joint Escrow Instructions dated as of November 18, 2003, by and between the Registrant and AH Investors, LLC (incorporated by reference to Exhibit 10.56 to the Registrant’s Form 10-Q for the fiscal quarter ended December 27, 2003 filed on February 10, 2004, File No. 000-10815).

10.63.6	Sixth Amendment to Purchase and Sale Agreement with Joint Escrow Instructions dated as of December 19, 2003, by and between the Registrant and AH Investors, LLC relating to the Purchase and Sale Agreement with Joint Escrow Instructions dated as of June 19, 2003, by and between the Registrant and The Alamo Group, Inc. (incorporated by reference to Exhibit 10.57 to the Registrant’s Form 10-Q for the fiscal quarter ended December 27, 2003 filed on February 10, 2004, File No. 000-10815).

10.63.7	Seventh Amendment to Purchase and Sale Agreement with Joint Escrow Instructions dated as of April 26, 2004, by and between the Registrant and AH Investors, LLC relating to the Purchase and Sale Agreement with Joint Escrow Instructions dated as of June 19, 2003, by and between the Registrant and The Alamo Group, Inc. (incorporated by reference to Exhibit 10.66 to the Registrant’s Form 10-Q for the fiscal quarter ended June 26, 2004 filed on August 3, 2004, File No. 000-10815).

10.64	Addendum to Purchase and Sale Agreement with Joint Escrow Instructions dated as of June 25, 2003, by and between Registrant and The Alamo Group, Inc. relating to the Purchase and Sale Agreement with Joint Escrow Instructions dated as of June 19, 2003, by and between Registrant and The Alamo Group, Inc. (incorporated by reference to Exhibit 10.48 to the Registrant’s Annual Report on Form 10-K for the fiscal year ended September 27, 2003, filed on December 16, 2003, File No. 000-10815).

10.65	Operating Agreement of AH Investors, LLC dated as of November 26, 2003, by and among AH Investors, LLC, Hall Portola, Inc. and Alamo Group VIII, LLC (incorporated by reference to Exhibit 10.54 to the Registrant’s Form 10-Q for the fiscal quarter ended December 27, 2003 filed on February 10, 2004, File No. 000-10815).

Exhibit No.	Description
10.66	Operating Agreement of TDH Investors, LLC dated as of November 26, 2003, by and among TDH Investors, LLC, Hall Portola, Inc. and Alamo Group VIII, LLC (incorporated by reference to Exhibit 10.55 to the Registrant’s Form 10-Q for the fiscal quarter ended December 27, 2003 filed on February 10, 2004, File No. 000-10815).

10.67	Agreement of Settlement and Release dated as of September 28, 2007, by and among AH Investors, LLC, Passco Save, LLC, Unified Western Grocers, Inc. and Lomo, Inc. (incorporated by reference to Exhibit 10.58 to the Registrant’s Quarterly Report on Form 10-Q for the fiscal quarter ended December 29, 2007, filed on February 12, 2008).

10.67.1	First Amendment to Agreement of Settlement and Release dated as of December 28, 2007, by and among AH Investors, LLC, Passco Save, LLC, Unified Western Grocers, Inc. and Lomo, Inc. (incorporated by reference to Exhibit 10.58.1 to the Registrant’s Quarterly Report on Form 10-Q for the fiscal quarter ended December 29, 2007, filed on February 12, 2008).

14	Code of Financial Ethics (incorporated by reference to Exhibit 14.1 to the Registrant’s Annual Report on Form 10-K for the fiscal year ended October 1, 2005, filed on December 21, 2005, File No. 000-10815).

21*	Subsidiaries of the Registrant.

31.1*	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2*	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1*	Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2*	Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*	Filed herein.
**	Management contract or compensatory plan or arrangement.
***	Confidential treatment was requested with respect to the omitted portions of this Exhibit, which portions have been filed separately with the Securities and Exchange Commission. Certain schedules were omitted in reliance upon Item 601(b)(2) of Regulation S-K. The Company agreed to furnish the SEC, supplementally, with a copy of any omitted schedule(s) upon request.

    (c) Financial Statement Schedule:

Schedule II—Valuation and Qualifying Accounts for the fiscal years ended September 27, 2008, September 29, 2007 and September 30, 2006.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

UNIFIED GROCERS, INC.

By	/S/ RICHARD J. MARTIN
Richard J. Martin
Executive Vice President, Finance & Administration and Chief Financial Officer (Duly Authorized Officer and Principal Financial and Accounting Officer)

Dated: December 11, 2008

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

Signature	Title	Date

/s/ Alfred A. Plamann Alfred A. Plamann	President and Chief Executive Officer (Principal Executive Officer)	December 11, 2008

/s/ Richard J. Martin Richard J. Martin	Executive Vice President, Finance & Administration and Chief Financial Officer (Principal Financial and Accounting Officer)	December 11, 2008

/s/ Randall G. Scoville Randall G. Scoville	Vice President, Accounting and Chief Accounting Officer	December 11, 2008

/s/ Louis A. Amen Louis A. Amen	Director	December 11, 2008

/s/ John Berberian John Berberian	Director	December 11, 2008

Signature	Title	Date

/s/Oscar Gonzalez Oscar Gonzalez	Director	December 11, 2008

/s/Richard E. Goodspeed Richard E. Goodspeed	Director	December 11, 2008

/s/Terry H. Halverson Terry H. Halverson	Director	December 11, 2008

/s/Paul Kapioski Paul Kapioski	Director	December 11, 2008

/s/Darioush Khaledi Darioush Khaledi	Director	December 11, 2008

/s/Mark Kidd Mark Kidd	Director	December 11, 2008

/s/John D. Lang John D. Lang	Director	December 11, 2008

/s/Jay T. McCormack Jay T. McCormack	Director	December 11, 2008

/s/John Najjar John Najjar	Director	December 11, 2008

/s/Douglas A. Nidiffer Douglas A. Nidiffer	Director	December 11, 2008

/s/Peter J. O’Neal Peter J. O’Neal	Director	December 11, 2008

/s/Michael A. Provenzano, Jr. Michael A. Provenzano, Jr.	Director	December 11, 2008

/s/Thomas S. Sayles Thomas S. Sayles	Director	December 11, 2008

/s/Robert E. Stiles Robert E. Stiles	Director	December 11, 2008

/s/Michael S. Trask Michael S. Trask	Director	December 11, 2008

Kenneth Ray Tucker	Director	December , 2008

/s/Richard L. Wright Richard L. Wright	Director	December 11, 2008

Schedule II

Valuation and Qualifying Accounts

For the Fiscal Years Ended September 27, 2008, September 29, 2007 and September 30, 2006

(dollars in thousands)
	Balance at Beginning of Period	Additions (Reductions) Charged (Credited) to Costs and Expense	Write-Offs(a)	Balance at end of Period
Year ended September 30, 2006:
Reserves and allowances deducted from asset accounts:
Allowance for uncollectible accounts and notes receivable	$3,459	$(473)	$(103)	$2,883

Year ended September 29, 2007:
Reserves and allowances deducted from asset accounts:
Allowance for uncollectible accounts and notes receivable	$2,883	$(529)	$(237)	$2,117

Year ended September 27, 2008:
Reserves and allowances deducted from asset accounts:
Allowance for uncollectible accounts and notes receivable	$2,117	$943	$(411)	$2,649

(a)	Accounts written off, net of recoveries.