Form 10-Q
period 2008-12-27
UNIFIED GROCERS, INC.
filed 2009-02-10
CIK 320431

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED DECEMBER 27, 2008

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  [X]    No  [    ]

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer [ ]	Accelerated filer [ ]
Non-accelerated filer [X]	Smaller reporting company [ ]

(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).     Yes  [    ]    No  [X]

The number of shares outstanding of each of the registrant’s classes of common stock, as of January 24, 2009, were as follows:

Class A: 180,600 shares; Class B: 459,512 shares; Class C: 15 shares; Class E: 238,617 shares

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS (UNAUDITED)

Unified Grocers, Inc. and Subsidiaries

Consolidated Condensed Balance Sheets – Unaudited

(dollars in thousands)

	December 27, 2008	September 27, 2008
Assets

Current assets:
Cash and cash equivalents	$13,021	$15,849
Accounts and current portion of notes receivable, net of allowances of $2,500 and $2,600 at December 27, 2008 and September 27, 2008, respectively	196,038	199,744
Inventories	257,895	267,723
Prepaid expenses	7,335	7,860
Deferred income taxes	10,883	12,258

Total current assets	485,172	503,434
Properties, net	202,810	204,961
Investments	82,408	79,863
Notes receivable, less current portion and net of allowances of $100 at both December 27, 2008 and September 27, 2008	13,309	13,892
Goodwill	38,997	38,997
Other assets, net	54,580	62,135

Total Assets	$877,276	$903,282

Liabilities and Shareholders’ Equity

Current liabilities:
Accounts payable	$192,604	$211,483
Accrued liabilities	64,427	73,834
Current portion of notes payable	5,783	1,347
Members’ deposits and estimated patronage dividends	21,675	16,053

Total current liabilities	284,489	302,717
Notes payable, less current portion	241,414	254,089
Long-term liabilities, other	139,504	130,684
Member and Non-Members’ deposits	14,159	12,207
Commitments and contingencies

Shareholders’ equity:
Class A Shares: 500,000 shares authorized, 180,250 and 185,500 shares outstanding at December 27, 2008 and September 27, 2008, respectively	33,075	34,011
Class B Shares: 2,000,000 shares authorized, 459,512 and 482,616 shares outstanding at December 27, 2008 and September 27, 2008, respectively	78,979	82,759
Class E Shares: 2,000,000 shares authorized, 238,617 shares outstanding at both December 27, 2008 and September 27, 2008	23,862	23,862
Retained earnings after elimination of accumulated deficit of $26,976 effective September 28, 2002	64,254	66,275
Receivable from sale of Class A Shares to Members	(3,560)	(3,778)
Accumulated other comprehensive earnings	1,100	456

Total shareholders’ equity	197,710	203,585

Total Liabilities and Shareholders’ Equity	$877,276	$903,282

The accompanying notes are an integral part of these statements.

Unified Grocers, Inc. and Subsidiaries

Consolidated Condensed Statements of Earnings

and Comprehensive Earnings – Unaudited

(dollars in thousands)

	Thirteen Weeks Ended
	December 27, 2008	December 29, 2007

Net sales	$1,045,219	$1,052,557
Cost of sales	944,845	954,923
Distribution, selling and administrative expenses	80,599	75,165

Operating income	19,775	22,469
Interest expense	(3,610)	(4,407)

Earnings before estimated patronage dividends and income taxes	16,165	18,062
Estimated patronage dividends	(9,988)	(8,364)

Earnings before income taxes	6,177	9,698
Income taxes	(2,317)	(3,528)

Net earnings	3,860	6,170
Other comprehensive earnings, net of income taxes:
Unrealized holding gain on investments	644	692

Comprehensive earnings	$4,504	$6,862

The accompanying notes are an integral part of these statements.

Unified Grocers, Inc. and Subsidiaries

Consolidated Condensed Statements of Cash Flows – Unaudited

(dollars in thousands)

	Thirteen Weeks Ended
	December 27, 2008	December 29, 2007
Cash flows from operating activities:
Net earnings	$3,860	$6,170
Adjustments to reconcile net earnings to net cash provided (utilized) by operating activities:
Depreciation and amortization	5,698	5,013
Provision for doubtful accounts	(47)	77
Loss (gain) on sale of properties	82	(19)
Deferred income taxes	1,420	(67)
(Increase) decrease in assets:
Accounts receivable	3,337	(47,098)
Inventories	9,828	18,723
Prepaid expenses	525	1,170
Increase (decrease) in liabilities:
Accounts payable	(19,102)	(5,436)
Accrued liabilities	(9,537)	2,222
Long-term liabilities, other	7,792	(51)

Net cash provided (utilized) by operating activities	3,856	(19,296)

Cash flows from investing activities:
Purchases of properties	(2,075)	(4,105)
Purchases of securities and other investments	(5,263)	(14,753)
Proceeds from maturities or sales of securities and other investments	4,246	13,699
Origination of notes receivable	(498)	(1,363)
Collection of notes receivable	1,497	805
Proceeds from sales of properties	—	1
Decrease in other assets	3,842	4,226
Acquisition of net assets from Associated Grocers, Incorporated	—	(39,973)

Net cash provided (utilized) by investing activities	1,749	(41,463)

Cash flows from financing activities:
Additions to long-term notes payable	—	60,349
Reduction of short-term notes payable	(941)	(5,745)
Reduction of long-term notes payable	(7,673)	—
Payment of deferred financing fees	(283)	—
Increase in Members’ deposits and estimated patronage dividends	4,801	3,167
Redemption of patronage dividend certificates	—	(3,141)
Increase in Member and Non-Members’ deposits	1,952	3,434
Decrease (increase) in receivable from sale of Class A Shares to Members	218	(74)
Repurchase of shares from Members	(6,699)	(4,932)
Issuance of shares to Members	192	258

Net cash (utilized) provided by financing activities	(8,433)	53,316

Net decrease in cash and cash equivalents	(2,828)	(7,443)
Cash and cash equivalents at beginning of period	15,849	19,719

Cash and cash equivalents at end of period	$13,021	$12,276

The accompanying notes are an integral part of these statements.

Unified Grocers, Inc. and Subsidiaries

Consolidated Condensed Statements of Cash Flows – Unaudited – Continued

(dollars in thousands)

	Thirteen Weeks Ended
	December 27, 2008	December 29, 2007
Supplemental disclosure of cash flow information:
Cash paid during the period for:
Interest	$3,272	$4,202
Income taxes	$2,306	$278

Supplemental disclosure of non-cash investing and financing items:
Capital leases	$424	$438
Accrued Class E Share dividend	$821	$—
Accrued split-dollar life insurance liability – EITF 06-4 adoption	$3,269	$—

Acquisition of net assets from Associated Grocers, Incorporated:
Working capital	$—	$11,929
Properties	—	4,871
Goodwill	—	9,398
Other assets	—	17,143
Long-term liabilities, other	—	(3,368)

Acquisition of net assets from Associated Grocers, Incorporated	$—	$39,973

The accompanying notes are an integral part of these statements.

Unified Grocers, Inc. and Subsidiaries

NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS (UNAUDITED)

1.    BASIS OF PRESENTATION

The consolidated condensed financial statements include the accounts of Unified Grocers, Inc. and all its subsidiaries (the “Company” or “Unified”). Inter-company transactions and accounts with subsidiaries have been eliminated. The interim financial statements included herein have been prepared by the Company without audit, pursuant to the rules and regulations promulgated by the Securities and Exchange Commission (the “SEC”). Certain information and note disclosures normally included in the financial statements prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”) have been omitted pursuant to SEC rules and regulations; nevertheless, management believes that the disclosures are adequate to make the information presented not misleading. These consolidated condensed financial statements should be read in conjunction with the audited financial statements and notes thereto included in the Company’s latest Annual Report on Form 10-K for the year ended September 27, 2008 filed with the SEC. The results of operations for the interim periods are not necessarily indicative of the results for the full year.

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

The Company’s banking arrangements allow the Company to fund outstanding checks when presented for payment to the financial institutions utilized by the Company for disbursements. This cash management practice frequently results in total issued checks exceeding the available cash balance at a single financial institution. The Company’s policy is to record its cash disbursement accounts with a cash book overdraft in accounts payable. At December 27, 2008 and September 27, 2008, the Company had book overdrafts of $60.5 million and $51.3 million, respectively, classified in accounts payable.

Reclassifications – Based on the Company’s review of expected payments for workers’ compensation claims occurring beyond twelve months from the balance sheet date, the Company reclassified $3.6 million on its consolidated condensed statements of cash flows for the thirteen weeks ended December 29, 2007, to conform to the current period’s presentation.

In accordance with Financial Accounting Standards Board (“FASB”) Statement No. 95, “Statement of Cash Flows,” the Company has modified its cash flow presentation to disclose the gross cash outflows for loans originated and gross cash inflows for payments on loans. The Company reclassified $(1.4) million to origination of notes and $0.8 million to collection of notes receivable for the thirteen weeks ended December 29, 2007.

Supplemental Disclosure of Cash Flow Information – The Company’s supplemental disclosure as of December 29, 2007 of the amounts comprising the “Acquisition of net assets from Associated Grocers, Incorporated” included in the accompanying consolidated condensed statements of cash flows for the thirteen weeks ended December 27, 2008 and December 29, 2007 reflects preliminary information that was available to the Company as presented in the Company’s Quarterly Report on Form 10-Q for the thirteen weeks ended December 29, 2007. This information was subsequently finalized as presented in supplemental disclosures to the consolidated statements of cash flows included in the Company’s Annual Report on Form 10-K for the year ended September 27, 2008.

Fair Value Measurements – The Company adopted in its first fiscal quarter of fiscal year-end 2009 Statement of Financial Accounting Standards (“SFAS”) No. 157, “Fair Value Measurements” (“SFAS No. 157”) and SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities – Including an Amendment of FASB Statement No. 115” (“SFAS No. 159”), issued by the FASB. These two statements define and establish a framework for measuring and disclosing fair value of assets and liabilities.

Unified Grocers, Inc. and Subsidiaries

Notes to Consolidated Condensed Financial Statements (Unaudited)—(Continued)

In February 2008, the FASB issued FASB Staff Position No. 157-2, “Effective Date of Statement 157,” which deferred for a one-year period (originally effective for fiscal years beginning after November 15, 2007 and presently effective for fiscal years beginning after November 15, 2008) the application of SFAS No. 157 to non-financial assets and liabilities. Therefore, the Company will be required to adopt SFAS No. 157 for its non-financial assets and liabilities effective with its first fiscal quarter of fiscal year-end 2010.

Additionally, the FASB issued FASB Staff Position No. 157-3, “Determining the Fair Value of a Financial Asset When the Market for That Asset Is Not Active” (“FSP No. 157-3”), in October 2008 to provide guidance in determining fair value for assets that are in illiquid markets. The Company adopted FSP No. 157-3 in its first fiscal quarter of fiscal year-end 2009 in conjunction with SFAS No. 157.

In February 2007, the FASB issued SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities – Including an Amendment of FASB Statement No. 115” (“SFAS No. 159”). SFAS No. 159 provides companies with an option to measure, at specified election dates, many financial instruments and certain other items at fair value that are not currently required to be measured at fair value. The Company made no election to measure at fair value any financial instruments not currently required to be so measured; therefore, adoption of SFAS No. 159 in the first fiscal quarter of fiscal year-end 2009 had no impact on the Company’s financial statements.

SFAS No. 157 establishes a hierarchy for evaluating assets and liabilities valued at fair value as follows:

•	Level 1 – Quoted prices (unadjusted) in active markets for identical assets or liabilities;

•

Level 2 – Inputs other than quoted prices included in Level 1 that are either directly or indirectly observable. These inputs include quoted prices for similar assets or liabilities other than quoted prices in Level 1, quoted prices in markets that are not active, or other inputs that are observable or can be derived principally from or corroborated by observable market data for substantially the full term of the assets or liabilities;

•

Level 3 – Unobservable inputs in which little or no market activity exists, therefore requiring an entity to develop its own assumptions about the assumptions that market participants would use in pricing.

The Company records marketable securities at fair value in accordance with SFAS No. 115, “Accounting for Certain Investments in Debt and Equity Securities” (“SFAS No. 115”). These assets are held by the Company’s Insurance segment (see Note 3 for discussion). The Company’s Wholesale Distribution segment (see Note 3 for discussion) holds insurance contracts valued at fair value in support of certain employee benefits.

2.    FAIR VALUE OF FINANCIAL INSTRUMENTS

In accordance with SFAS No. 157, the following table represents the Company’s financial instruments recorded at fair value and the hierarchy of those assets as of December 27, 2008:

(dollars in thousands)
	Level 1	Level 2	Level 3	Total
Money Market	$1,502	$—	$—	$1,502
Corporate Securities	—	32,497	—	32,497
Government Securities	—	36,373	—	36,373

Total	$1,502	$68,870	$—	$70,372

Corporate securities, consisting of high quality investment grade corporate bonds, and government securities, consisting of U.S. government agency mortgage-backed securities and U.S. government treasury securities, are held by two of our insurance subsidiaries to fund loss reserves. These assets are valued based on information received from a third party pricing service. For assets traded in inactive markets, the service’s pricing methodology uses observable inputs (such as bid/ask quotes) for identical or similar assets. Assets considered to be similar

Unified Grocers, Inc. and Subsidiaries

Notes to Consolidated Condensed Financial Statements (Unaudited)—(Continued)

will have similar characteristics, such as: duration, volatility, prepayment speed, interest rates, yield curves, and/or risk profile and other market corroborated inputs (level 2 inputs). For assets traded in active markets, the assets are valued at quoted bond market prices (level 1 inputs). The Company determines the classification of financial asset groups within the fair value hierarchy based on the lowest level of input into each group’s asset valuation. The financial instruments included in the preceding table are included in investments in the Company’s consolidated condensed balance sheets at December 27, 2008.

3.    SEGMENT INFORMATION

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

Management identifies segments based on the information monitored by the Company’s chief operating decision-makers to manage the business and, accordingly, has identified the following two reportable segments:

•

The Wholesale Distribution segment includes the results of operations from the sale of groceries and general merchandise products to both Members and Non-Members, including a broad range of branded and corporate brand products in nearly all the categories found in a typical supermarket, including dry grocery, frozen food, deli, meat, dairy, eggs, produce, bakery, ethnic, gourmet, specialty foods and general merchandise products. As of, and for the thirteen weeks ended, December 27, 2008, the Wholesale Distribution segment collectively represents approximately 99% of the Company’s total sales and 88% of total assets.

•

The Insurance segment includes the results of operations for the Company’s three insurance subsidiaries (Unified Grocers Insurance Services, Springfield Insurance Company and Springfield Insurance Company, Ltd.). These subsidiaries provide insurance and insurance-related products, including workers’ compensation and liability insurance policies, to both the Company and its Member and Non-Member customers. As of, and for the thirteen weeks ended, December 27, 2008, the Company’s Insurance segment collectively accounts for approximately 1% of the Company’s total sales and 10% of total assets.

The “All Other” category includes the results of operations for the Company’s other support businesses, including its finance subsidiary, whose services are provided to a common customer base, none of which individually meets the quantitative thresholds of a reportable segment. Beginning in fiscal 2004, and continuing through the third fiscal quarter of fiscal 2008, the Company’s “All Other” category also included the consolidation of a variable interest entity as discussed in Note 3 to Notes to Consolidated Financial Statements in Part II, Item 8 of the Company’s Annual Report on Form 10-K for the year ended September 27, 2008. No future losses or returns related to this variable interest entity were expected, and as such, consolidation was no longer required as of September 27, 2008. Deconsolidating the variable interest entity had no material impact on the Company’s financial statements. As of, and for the thirteen weeks ended, December 27, 2008, the “All Other” category collectively accounts for less than 1% of the Company’s total sales and 2% of total assets.

Unified Grocers, Inc. and Subsidiaries

Notes to Consolidated Condensed Financial Statements (Unaudited)—(Continued)

Information about the Company’s operating segments is summarized below.

(dollars in thousands)

	Thirteen Weeks Ended
	December 27, 2008	December 29, 2007
Net sales
Wholesale distribution	$1,041,850	$1,048,953
Insurance	6,464	7,203
All other	302	488
Inter-segment eliminations	(3,397)	(4,087)

Total net sales	$1,045,219	$1,052,557

Operating income
Wholesale distribution	$17,491	$21,492
Insurance	2,264	910
All other	20	67

Total operating income	19,775	22,469

Interest expense	(3,610)	(4,407)
Estimated patronage dividends	(9,988)	(8,364)
Income taxes	(2,317)	(3,528)

Net earnings	$3,860	$6,170

Depreciation and amortization
Wholesale distribution	$5,653	$4,994
Insurance	43	17
All other	2	2

Total depreciation and amortization	$5,698	$5,013

Capital expenditures
Wholesale distribution	$2,075	$4,105
Insurance	—	—
All other	—	—

Total capital expenditures	$2,075	$4,105

Identifiable assets
Wholesale distribution	$772,627	$754,446
Insurance	85,744	84,467
All other	18,905	16,650

Total identifiable assets	$877,276	$855,563

4.    SHAREHOLDERS’ EQUITY

During the thirteen week period ended December 27, 2008, the Company issued 700 Class A Shares with an issue value of $0.2 million and redeemed 5,950 Class A Shares with a redemption value of $1.5 million. The Company also redeemed 23,104 Class B Shares with a redemption value of $5.2 million.

On October 2, 2008, the Company’s Board of Directors declared a 4% cash dividend (approximately $0.8 million) on the outstanding Class E Shares of the Company as of September 27, 2008. The dividend was accrued at December 27, 2008 and was subsequently paid on January 5, 2009.

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

In association with the acquisition of the operation of Associated Grocers, Incorporated and its subsidiaries of Seattle, Washington (the “Acquisition”) at the beginning of fiscal year 2008, the Company assumed the Cash Balance Retirement Plan for Employees of Associated Grocers, Incorporated (“AG Cash Balance Plan”), which is a noncontributory defined benefit pension plan covering eligible employees of Associated Grocers, Incorporated who were not subject to a collective bargaining agreement. Benefits under the AG Cash Balance Plan are provided through a trust and also through annuity contracts.

The Company also sponsors an Executive Salary Protection Plan (“ESPP”) that provides supplemental post-termination retirement income based on each participant’s final salary and years of service as an officer of the Company. Funds are held in a rabbi trust for the ESPP consisting primarily of life insurance policies reported at cash surrender value and mutual fund investments consisting of various publicly-traded mutual funds reported at estimated fair value based on quoted market prices. The cash surrender value of such life insurance policies aggregated $12.2 million and $15.0 million at December 27, 2008 and September 27, 2008, respectively, and are included in other assets in the Company’s consolidated condensed balance sheets. Mutual funds reported at their estimated fair value of $1.9 million and $2.5 million at December 27, 2008 and September 27, 2008, respectively, and are included in other assets in the Company’s consolidated condensed balance sheets. The related accrued benefit cost (representing the Company’s benefit obligation to participants) of $22.8 million and $21.9 million at December 27, 2008 and September 27, 2008, respectively, is recorded in long-term liabilities, other in the Company’s consolidated condensed balance sheets. Trust assets are excluded from ESPP plan assets as they do not qualify as plan assets under Statement of Financial Accounting Standards (“SFAS”) No. 87, “Employers’ Accounting for Pensions” (“SFAS 87”). The assets held in the rabbi trust are not available for general corporate purposes. The rabbi trust is subject to creditor claims in the event of insolvency.

The Company sponsors other postretirement benefit plans that cover non-union employees and provide unused sick leave benefits for certain eligible non-union and union employees. Those plans are not funded.

The Company’s funding policy is to make contributions to the Unified Cash Balance Plan and the AG Cash Balance Plan in amounts that are at least sufficient to meet the minimum funding requirements of applicable laws and regulations, but no more than amounts deductible for federal income tax purposes. The Company expects to make estimated contributions to the Unified Cash Balance Plan totaling $4.7 million during fiscal 2009, which is comprised of $3.2 million for the 2009 plan year and $1.5 million for the 2008 plan year. In addition, the Company expects to make estimated contributions to the AG Cash Balance Plan totaling $1.1 million in fiscal 2009, which is comprised of $0.8 million for the 2009 plan year and $0.3 million for the 2008 plan year. At its discretion, the Company may contribute in excess of these amounts. The Company made no contributions to the Unified Cash Balance Plan or the AG Cash Balance Plan during the thirteen weeks ended December 27, 2008.

Additionally, the Company expects to contribute $0.7 million to the ESPP to fund projected benefit payments to participants for the 2009 plan year. The Company made no contributions to the ESPP during the thirteen weeks ended December 27, 2008.

Unified Grocers, Inc. and Subsidiaries

Notes to Consolidated Condensed Financial Statements (Unaudited)—(Continued)

See Notes 12 and 13 to “Notes to Consolidated Financial Statements” in Part II, Item 8 “Financial Statements and Supplementary Data” of the Company’s Annual Report on Form 10-K for the year ended September 27, 2008 for additional information regarding the Unified and AG Cash Balance Plans, the Company’s ESPP and the Company’s postretirement benefit plans.

In September 2006, the FASB ratified Emerging Issues Task Force (“EITF”) Issue No. 06-4, “Accounting for Deferred Compensation and Postretirement Benefits Associated with Endorsement Split-Dollar Life Insurance Arrangements” (“EITF No. 06-4”). EITF No. 06-4 requires deferred compensation or postretirement benefit aspects of an endorsement-type split-dollar life insurance arrangement to be recognized as a liability by the employer and states the obligation is not effectively settled by the purchase of a life insurance policy. The liability for future benefits should be recognized based on the substantive agreement with the employee, which may be either to provide a future death benefit or to pay for the future cost of life insurance. The Company adopted EITF No. 06-4 in its first fiscal quarter of fiscal year-end 2009. Pursuant to the adoption guidance of EITF No. 06-4, the Company recorded a liability for the future cost of life insurance provided on behalf of current and qualifying former officers of the Company and recognized, as a change in accounting principle, a cumulative effect adjustment charge of $3.3 million to beginning retained earnings in its consolidated condensed statement of financial position as of the beginning of the current fiscal year.

7.    RELATED PARTY TRANSACTIONS

Members affiliated with directors of the Company make purchases of merchandise from the Company and also may receive benefits and services that are of the type generally offered by the Company to its similarly situated eligible Members. Management believes such transactions are on terms that are generally consistent with terms available to other Members similarly situated.

During the course of its business, the Company enters into individually negotiated supply agreements with Member customers of the Company. These agreements require the Member to purchase certain agreed amounts of its merchandise requirements from the Company and obligate the Company to supply such merchandise under agreed terms and conditions relating to such matters as pricing and delivery.

As of the date of this report, there have been no material changes to the related party transactions disclosed in Note 18 to Notes to Consolidated Financial Statements in Part II, Item 8 of the Company’s Annual Report on Form 10-K for the year ended September 27, 2008.

8.    NEW ACCOUNTING PRONOUNCEMENTS

In December 2008, the FASB issued FSP FAS 132(R)-1, “Employers’ Disclosures about Postretirement Benefit Plan Assets,” amending FASB Statement No. 132(R), “Employers’ Disclosures about Pensions and Other Postretirement Benefits.” FSP FAS 132(R)-1 requires an employer to disclose investment policies and strategies, categories, fair value measurements, and significant concentration of risk among its postretirement benefit plan assets. FSP FAS 132(R)-1 is effective for fiscal years ending after December 15, 2009. Accordingly, FSP FAS 132(R)-1 will be adopted for the Company’s fiscal year-end 2010. The adoption of FSP FAS 132(R)-1 is not expected to have a significant impact on the Company’s consolidated financial statements.

In September 2008, the FASB issued FASB Staff Position No. FAS 133-1 and FIN 45-4, “Disclosures about Credit Derivatives and Certain Guarantees: An Amendment of FASB Statement No. 133 and FASB Interpretation No. 45; and Clarification of the Effective Date of FASB Statement No. 161” (“FSP 133-1 and FIN 45-4”), which amends SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities” (“SFAS No. 133”) to require the sellers of credit derivatives (particularly credit-default swaps), including credit derivatives embedded in hybrid instruments, to provide the same disclosures as required under FASB Interpretation (“FIN”) No. 45, “Guarantor’s Accounting and Disclosures Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others” (“FIN No. 45”). Additionally, this FSP amends FIN No. 45 to add a disclosure about the current status of the payment/performance risk of a guarantee. This FSP addresses concerns raised by investors that current

Unified Grocers, Inc. and Subsidiaries

Notes to Consolidated Condensed Financial Statements (Unaudited)—(Continued)

disclosure requirements do not provide enough information about the effect upon a swap seller of deterioration in the financial condition of the issuer of the underlying instrument. FSP 133-1 and FIN 45-4 is effective for reporting periods (annual or interim) ending after November 15, 2008. Accordingly, the Company adopted FSP 133-1 and FIN 45-4 effective with its first quarter of fiscal year-end 2009. The adoption of FSP 133-1 and FIN 45-4 did not have an impact on the Company’s consolidated condensed financial statements.

In May 2008, the FASB issued SFAS No. 162, “The Hierarchy of Generally Accepted Accounting Principles” (“SFAS No 162”). SFAS No. 162 identifies the sources of accounting principles and the framework for selecting the principles to be used in the preparation of financial statements. SFAS No. 162 is effective 60 days following the SEC’s approval of the Public Company Accounting Oversight Board (“PCAOB”) amendments to AU Section 411, “The Meaning of ‘Present Fairly in Conformity With Generally Accepted Accounting Principles’.” The adoption of SFAS No. 162 is not expected to have an impact on the Company’s consolidated condensed financial statements.

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

Unified Grocers, Inc. and Subsidiaries

Notes to Consolidated Condensed Financial Statements (Unaudited)—(Continued)

In September 2006, the FASB ratified Emerging Issues Task Force (“EITF”) Issue No. 06-4, “Accounting for Deferred Compensation and Postretirement Benefits Associated with Endorsement Split-Dollar Life Insurance Arrangements” (“EITF No. 06-4”) and in March 2007, the FASB ratified EITF Issue No. 06-10, “Accounting for Collateral Assignment Split-Dollar Life Insurance Arrangements” (“EITF No. 06-10”). EITF No. 06-4 requires deferred compensation or postretirement benefit aspects of an endorsement-type split-dollar life insurance arrangement to be recognized as a liability by the employer and states the obligation is not effectively settled by the purchase of a life insurance policy. The liability for future benefits should be recognized based on the substantive agreement with the employee, which may be either to provide a future death benefit or to pay for the future cost of the life insurance. EITF No. 06-10 provides recognition guidance for postretirement benefit liabilities related to collateral assignment split-dollar life insurance arrangements, as well as recognition and measurement of the associated asset on the basis of the terms of the collateral assignment split-dollar life insurance arrangement. EITF No.’s 06-4 and 06-10 are effective for fiscal years beginning after December 15, 2007. Accordingly, the Company adopted EITF No.’s 06-4 and 06-10 effective with its first quarter of fiscal year-end 2009. Pursuant to the adoption guidance of EITF No. 06-4, the Company recorded a liability for the future cost of life insurance provided on behalf of current and qualifying former officers of the Company and recognized, as a change in accounting principle, a cumulative effect adjustment charge of $3.3 million to beginning retained earnings in its consolidated condensed statement of financial position as of the beginning of the current fiscal year (see Note 6). The adoption of EITF No. 06-10 had no impact on the Company’s consolidated condensed financial statements.

In February 2007, the FASB issued SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities – Including an Amendment of FASB Statement No. 115” (“SFAS No. 159”). SFAS No. 159 provides companies with an option to measure, at specified election dates, many financial instruments and certain other items at fair value that are not currently required to be measured at fair value. SFAS No. 159 is expected to expand the use of fair value measurement consistent with the Board’s long-term objectives for financial instruments. A company that adopts SFAS No. 159 will report unrealized gains and losses on items for which the fair value option has been elected in earnings at each subsequent reporting date. SFAS No. 159 also establishes presentation and disclosure requirements designed to facilitate comparisons between entities that choose different measurement attributes for similar types of assets and liabilities. SFAS No. 159 is effective for fiscal years beginning after November 15, 2007. Accordingly, the Company adopted SFAS No. 159 effective with its first quarter of fiscal year-end 2009. The adoption of SFAS No. 159 did not have an impact on the Company’s consolidated condensed financial statements (see Notes 1 and 2 for additional discussion related to the adoption of SFAS No. 159).

In September 2006, the FASB issued SFAS No. 158, “Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans” (“SFAS No. 158”). SFAS No. 158 requires that employers recognize on a prospective basis the funded status of an entity’s defined benefit pension and postretirement plans as an asset or liability in the financial statements, requires the measurement of defined benefit pension and postretirement plan assets and obligations as of the end of the employer’s fiscal year, and requires recognition of the funded status of defined benefit pension and postretirement plans. Accordingly, the Company adopted SFAS No. 158 in the fourth quarter of its fiscal year ending September 29, 2007 (see Notes 1, 11 and 12 to Notes to Consolidated Financial Statements in Part II, Item 8 of the Company’s Annual Report on Form 10-K for the year ended September 29, 2007). The requirement to measure plan assets and benefit obligations as of the date of the employer’s fiscal year-end statement of financial position shall be effective for fiscal years ending after December 15, 2008. Accordingly, the Company will adopt this requirement effective with its fiscal year-end 2009. Pursuant to the adoption criteria of SFAS No. 158, the Company anticipates that adoption of this portion of the standard will require an approximate $1.0 – $2.0 million charge (net of income taxes) to beginning retained earnings on the Company’s consolidated year-end 2009 statement of financial position.

In September 2006, the FASB issued SFAS No. 157, “Fair Value Measurements” (“SFAS No. 157”). SFAS No. 157 provides guidance for using fair value to measure assets and liabilities. Under SFAS No. 157, fair value refers to the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants in the market in which the reporting entity transacts. SFAS No. 157 establishes a fair value hierarchy that prioritizes the information used to develop the assumptions that market participants would use when pricing the asset or liability. The fair value hierarchy gives the highest priority to quoted prices in active markets and

Unified Grocers, Inc. and Subsidiaries

Notes to Consolidated Condensed Financial Statements (Unaudited)—(Continued)

the lowest priority to unobservable data. In addition, SFAS No. 157 requires that fair value measurements be separately disclosed by level within the fair value hierarchy. SFAS No. 157 does not require new fair value measurements. In November 2007, the FASB reaffirmed that (1) companies will be required to implement SFAS No. 157 for financial assets and liabilities, as well as for any other assets and liabilities that are carried at fair value on a recurring basis in the financial statements; and (2) SFAS No. 157 remains effective for financial statements issued for fiscal years beginning after November 15, 2007 and interim periods within those fiscal years. The FASB did however, provide a one-year deferral for the implementation of SFAS 157 for other non-financial assets and liabilities. Accordingly, the Company adopted SFAS No. 157, as modified above, effective with its first quarter of fiscal year-end 2009. Other than implementation of additional disclosure requirements (see Notes 1 and 2), the adoption of SFAS No. 157 did not have an impact on the Company’s consolidated condensed financial statements.

In October 2008, the FASB issued FASB Staff Position No. FAS 157-3, “Determining the Fair Value of a Financial Asset When the Market for That Asset Is Not Active” (“FSP No. 157-3”), which amends SFAS No. FAS 157, “Fair Value Measurements,” to clarify the guidance for applying fair value accounting in an inactive market and provides an example to illustrate key considerations in determining the fair value of a financial asset when the market for that financial asset is no longer active. The Company adopted FSP No. 157-3 effective with its first quarter of fiscal year-end 2009, in conjunction with SFAS No. 157 (see Notes 1 and 2). The adoption of FSP No. 157-3 did not have an impact on the Company’s consolidated condensed financial statements.

9.    SUBSEQUENT EVENTS

On December 29, 2008, the Benefits Committee of Unified Grocers, Inc. approved a resolution authorizing the merger of the Cash Balance Retirement Plan for Employees of Associated Grocers, Incorporated with and into the Unified Grocers, Inc. Cash Balance Plan, effective December 31, 2008.

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

COMPANY OVERVIEW

General

A California corporation organized in 1922 and incorporated in 1925, Unified Grocers, Inc. (referred to in this Form 10-Q as “Unified,” “the Company,” “our” or “we”) is a retailer-owned, grocery wholesale cooperative serving supermarket, specialty and convenience store operators located primarily in the western United States and in the South Pacific. Our customers range in size from single store operators to multiple store chains. The Company operates its business in two reportable business segments: (1) Wholesale Distribution, and (2) Insurance. All remaining business activities are grouped into “All Other” (see Note 3 of “Notes to Consolidated Condensed Financial Statements” in Item 1 “Financial Statements”).

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

The Company’s strategic focus is to promote the success of independent retailers. A significant milestone was achieved in early fiscal 2008, when we purchased certain assets and assumed certain liabilities of Associated Grocers, Incorporated (“AG”) and its subsidiaries (the “Seattle Operations”), a retailer-owned grocery cooperative headquartered in Seattle, Washington (the “Acquisition”). The Seattle Operations primarily serve retailers throughout Washington, Oregon, Alaska and the South Pacific. This transaction provides the independent retailers served by Unified an increased profile with the vendor community, improved retail market share in the Pacific Northwest and the benefit of reduced cost burdens of capital and overhead.

Unified does business primarily with those customers that have been accepted as Members. Members are required to meet minimum purchase requirements and specific capitalization requirements, which include capital stock ownership in the Company and may include required cash deposits. See “Member Investments and Patronage Dividends” discussed in Part II, Item 7 of the Company’s Annual Report on Form 10-K for the year ended

September 27, 2008 for additional information. Additionally, see “DESCRIPTION OF DEPOSIT ACCOUNTS” in the Company’s Registration Statement on Form S-1 filed on December 31, 2008, with respect to the Company’s offering of Partially Subordinated Patrons’ Deposit Accounts for further information. The membership requirements, including minimum purchase and capitalization requirements, may be modified at any time at the discretion of the Company’s Board of Directors (the “Board”).

We distribute the earnings from activities conducted with our Members, excluding subsidiaries (collectively, “patronage business”), in the form of patronage dividends. The Company conducts patronage business with Members within the Wholesale Distribution segment. Our patronage earnings are based on the combined results of the Company’s three patronage earnings divisions: the Southern California Dairy Division, the Pacific Northwest Dairy Division and the Cooperative Division. The Company conducts business on a non-patronage basis in the Wholesale Distribution segment through its Cooperative Division, specialty food subsidiary (Market Centre) and international sales subsidiary (Unified International, Inc). These businesses sell products to both Members and Non-Members. An entity that does not meet Member purchase requirements or does not desire to become a Member may conduct business with Unified as a Non-Member customer on a non-patronage basis. The Company does business through its subsidiaries on a non-patronage basis. Earnings from the Company’s subsidiaries and from business conducted with Non-Members (collectively, “non-patronage business”) are retained by the Company.

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

To further enhance our strategy to help our customers differentiate themselves from the competition, we are focused on helping our retailers understand consumer trends. Consumers continue to move toward health and wellness and ethnic food choices. Our strategic focus will be to continue our development of programs and services designed with consumers in mind. The retail store is becoming a bigger source of information for customers about the products that are available to them. To provide this information, we are offering more in-store literature to educate consumers about the products we offer, particularly in the health and wellness category. As consumer preferences change, we continue to develop a targeted mix of health and wellness and ethnic products through Market Centre, our specialty products subsidiary, which sells grocery products in four categories: gourmet, ethnic foods, natural/organic products and confections. In addition to supplying these products, Market Centre offers a wide range of retail support services, including category development and management, merchandising services, marketing programs and promotional strategies.

We also support growth by offering product promotions and by supporting and sponsoring major events that help promote sales at the retail level.

Economic Factors

We are impacted by changes in the overall economic environment. In recent periods, the Company has experienced significant volatility in the cost of certain commodities, the cost of ingredients for our manufactured breads and processed fluid milk, and the cost of packaged goods purchased from other manufacturers. The Company’s pricing programs are designed to pass these costs on to our customers; however, the Company may not always be able to pass such changes to customers on a timely basis. Any delay may result in a less than full recovery of price increases.

The majority of Unified’s investments (approximately 84%) are held by two of our insurance subsidiaries, and include U.S. government agency mortgage-backed securities, high quality investment grade corporate bonds, and U.S. government treasury securities. These investments are not actively traded and are valued based upon inputs including quoted prices for identical or similar assets. Collectively, these investments have experienced an increase in market value since the beginning of our fiscal year. Approximately 11% of Unified’s investments are held by our Wholesale Business, which consists primarily of Western Family Holding Company (“Western Family”) common stock. Western Family is a private cooperative located in Oregon from which the Company purchases food and related general merchandise products. Approximately 5% of our investments are held by our other support businesses and consists of an investment by the Company’s finance subsidiary in a third party bank. The third party bank operates as a cooperative and therefore its borrowers are required to own its Class B stock.

Life insurance assets with values tied to the equity markets have been negatively impacted by the market decline that took place during fiscal year 2008 as well as the thirteen weeks ended December 27, 2008, although such impact is deemed by management to be temporary in nature.

External factors continue to drive volatility in costs associated with fuel. Our pricing includes a fuel surcharge on product shipments to recover excess fuel costs over a specified index. The surcharge is reviewed and adjusted monthly.

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

Technology

Technological improvements have been an important part of Unified’s strategy to improve service to our customers and lower costs. Unified’s customers benefit from our substantial investment in supply-chain technology, including improvements in our vendor management activities through new item introductions, promotions and payment support activities.

Technological improvements in Unified’s distribution systems have been an area of concentration for the Company. Over the past several years, we have upgraded our warehouse and enterprise reporting systems to improve efficiencies, order fulfillment accuracy and internal management reporting capabilities. As a result, four of our five main facilities have been upgraded. This process has been instrumental in helping drive efficiencies. We expect to see additional warehouse improvements and order fulfillment accuracy as each facility fully realizes the benefits of the upgrade.

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

Sales Activities and Recent Developments

We experienced an overall sales decrease of $7.3 million, or 0.7%, for the thirteen weeks ended December 27, 2008 (the “2009 Period”) as compared to the thirteen week period ended December 29, 2007 (the “2008 Period”). Our Wholesale Distribution segment decreased $7.1 million in the 2009 Period compared to the 2008 Period. This decrease includes sales to one former customer of AG (“AG customer”) as it transitioned to another wholesaler during the 2008 Period. Sales to the transitioned AG customer were $27.1 million in the 2008 Period. Excluding the impact of this transition customer, wholesale sales increased $20.0 million, or 2.0%.

Sales in our Insurance segment decreased $0.2 million in the 2009 Period versus the 2008 Period due to the insurance climate becoming more competitive and premium rates declining over the prior year. In addition, due to the competitive climate, we experienced a decline in our policy renewals compared to the prior year. Sales in our All Other business activities were consistent in the 2009 Period and 2008 Period.

RESULTS OF OPERATIONS

The following discussion of the Company’s financial condition and results of operations should be read in conjunction with the consolidated condensed financial statements and notes to the consolidated condensed financial statements, specifically Note 3 to “Notes to Consolidated Condensed Financial Statements,” “Segment Information,” included elsewhere in this report. Certain statements in the following discussion are not historical in nature and should be considered to be forward-looking statements that are inherently uncertain.

The following table sets forth selected consolidated financial data of Unified expressed as a percentage of net sales for the periods indicated and the percentage increase or decrease in such items over the prior period.

	Thirteen Weeks Ended		% Change Thirteen Weeks
Fiscal Period Ended	December 27, 2008	December 29, 2007
Net sales	100.0%	100.0%	(0.7)%
Cost of sales	90.4	90.7	(1.1)
Distribution, selling and administrative expenses	7.7	7.2	7.2
Operating income	1.9	2.1	(12.0)
Interest expense	(0.3)	(0.4)	(18.1)
Estimated patronage dividends	(1.0)	(0.8)	19.4
Income taxes	(0.2)	(0.3)	(34.3)
Net earnings	0.4%	0.6%	(37.4)%

THIRTEEN WEEK PERIOD ENDED DECEMBER 27, 2008 (“2009 PERIOD”) COMPARED TO THE THIRTEEN WEEK PERIOD ENDED DECEMBER 29, 2007 (“2008 PERIOD”)

Overview of the 2009 Period.    Our consolidated operating income decreased $2.7 million to $19.8 million in the 2009 Period compared to $22.5 million in the 2008 Period.

The 2009 Period included a combination of offsetting factors that contributed to the change in operating income. Operating income was negatively impacted by a decrease in the cash surrender value of our life insurance policy assets as a result of the general decline in underlying market conditions. Partially offsetting this decrease was a reduction in loss reserves related to improved claims loss experience for earlier periods and lower cost of sales due to inventory holding gains (realized upon sale) from vendor price increases.

The overall decrease in operating income is summarized in our operating segments and other business activities as follows:

•

Wholesale Distribution Segment:    The Wholesale Distribution segment’s operating income decreased $4.0 million to $17.5 million in the 2009 Period compared to $21.5 million in the 2008 Period. The decrease in operating income was due, in large part, to increased distribution, sales and administrative expenses due to increases in costs associated with life insurance and medical benefits, and a net change in our reserves for workers’ compensation. Other factors include decreased sales due primarily to our no longer serving a former AG customer that has transitioned to another wholesaler during the 2008 Period.

•

Insurance Segment:    Operating income increased $1.4 million in our Insurance segment to $2.3 million in the 2009 Period compared to $0.9 million in the 2008 Period. The improvement in the 2009 Period resulted primarily from lowering loss reserves based on improved claims loss experience for earlier periods.

•

All Other:    All Other business activities primarily consist of activities conducted through our finance subsidiary. Beginning in fiscal 2004, and continuing through the third fiscal quarter of fiscal 2008, the Company’s “All Other” category also included the consolidation of a variable interest entity as discussed in Note 3 to “Notes to Consolidated Financial Statements” in Part II, Item 8 “Financial Statements and Supplementary Data” of the Company’s Annual Report on Form 10-K for the year ended September 27, 2008. No future losses or returns related to this variable interest entity were expected, and as such, consolidation was no longer required as of September 27, 2008. Deconsolidating the variable interest entity had no material impact on our financial statements. Operating income was zero for the 2009 Period and $0.1 million for the 2008 Period.

The following tables summarize the performance of each business segment for the 2009 and 2008 Periods.

Wholesale Distribution Segment

(dollars in thousands)

	Thirteen Weeks Ended December 27, 2008		Thirteen Weeks Ended December 29, 2007
	Amounts in 000’s	Percent to Net Sales	Amounts in 000’s	Percent to Net Sales	Difference
Gross sales	$1,041,850	—	$1,048,953	—	$(7,103)
Inter-segment eliminations	—	—	—	—	—

Net sales	1,041,850	100.0%	1,048,953	100.0%	(7,103)
Cost of sales	945,559	90.7	954,179	91.0	(8,620)
Distribution, selling and administrative expenses	78,800	7.6	73,282	7.0	5,518

Operating income	$17,491	1.7%	$21,492	2.0%	$(4,001)

Insurance Segment

(dollars in thousands)

	Thirteen Weeks Ended December 27, 2008		Thirteen Weeks Ended December 29, 2007
	Amounts in 000’s	Percent to Net Sales	Amounts in 000’s	Percent to Net Sales	Difference
Gross sales – premiums earned	$6,464	—	$7,203	—	$(739)
Inter-segment eliminations	(3,299)	—	(3,836)	—	537

Net sales – premiums earned	3,165	100.0%	3,367	100.0%	(202)
Cost of sales – underwriting expenses	(714)	(22.5)	744	22.1	(1,458)
Selling and administrative expenses	1,615	51.0	1,713	50.9	(98)

Operating income	$2,264	71.5%	$910	27.0%	$1,354

All Other

(dollars in thousands)

	Thirteen Weeks Ended December 27, 2008		Thirteen Weeks Ended December 29, 2007
	Amounts in 000’s	Percent to Net Sales	Amounts in 000’s	Percent to Net Sales	Difference
Gross sales	$302	—	$488	—	$(186)
Inter-segment eliminations	(98)	—	(251)	—	153

Net sales	204	100.0%	237	100.0%	(33)
Selling and administrative expenses	184	90.2	170	71.7	14

Operating income	$20	9.8%	$67	28.3%	$(47)

Net sales.    Consolidated net sales decreased $7.3 million, or 0.7%, to $1.045 billion in the 2009 Period compared to $1.053 billion for the 2008 Period.

•

Wholesale Distribution Segment:    Net Wholesale Distribution sales decreased $7.1 million to $1.042 billion in the 2009 Period compared to $1.049 billion for the 2008 Period. This decrease includes $29.7 million in sales during the 2008 Period that transitioned to other wholesalers, including $27.1 million in sales to a former AG customer as it transitioned to another wholesaler. Excluding the impact of the former AG customer, wholesale sales increased $20.0 million, or 2.0%. The increase was achieved through adding new customers, new store openings by our existing customers and growth in sales of products that help our customers differentiate their stores from the competition, as well as inflationary effects from vendor price increases recognized upon sale of product.

Continuing Customer Sales Growth

•

Primarily driven by our customers’ continued growth, as well as inflationary effects, sales increased by approximately $11.9 million. The growth includes a $7.2 million increase in our Market Centre specialty foods subsidiary.

Customer Changes

•	During the 2009 Period, we began supplying customers that were previously served by competitors, resulting in a $10.7 million increase in sales.

•

Sales to customers in the 2008 Period that discontinued business with us and began purchasing their products from competitors were $29.7 million. This includes sales to a former AG customer as it emerged from bankruptcy and transitioned to another wholesaler during the 2008 Period. Sales to the transitioned AG customer were $27.1 million in the 2008 Period.

•

Insurance Segment:    Net sales, consisting principally of premium revenues, decreased $0.2 million to $3.2 million in the 2009 Period compared to $3.4 million for the 2008 Period. The insurance climate has become more competitive and premium rates have declined over the prior year. In addition, due to the competitive climate, we experienced a decline in our policy renewals compared to the prior year. The decline in our California workers’ compensation policy activity was partially offset by a growth in premiums related to liability coverage.

•	All Other: Net sales were consistent at $0.2 million in the 2009 and 2008 Periods.

Cost of sales (including underwriting expenses).    Consolidated cost of sales was $944.8 million for the 2009 Period and $954.9 million for the 2008 Period and comprised 90.4% and 90.7% of consolidated net sales for the 2009 and 2008 Periods, respectively.

•

Wholesale Distribution Segment:    Cost of sales decreased by $8.6 million to $945.6 million in the 2009 Period compared to $954.2 million in the 2008 Period. As a percentage of net wholesale sales, cost of sales was 90.7% and 91.0% for the 2009 and 2008 Periods, respectively.

•

The change in product and customer sales mix associated with the Seattle Operations, acquired in early fiscal 2008, contributed to a 0.3% increase in cost of sales as a percent of net wholesale sales. This change is due primarily to seventy-five customers from the AG Acquisition becoming Members and converting to Member pricing, which resulted in lower margins.

•

Vendor related activity contributed to a 0.6% decrease in cost of sales as a percent of net wholesale sales. The change is primarily driven by an increase in inventory holding gains (realized upon sale) from vendor price increases. Our vendors and brokers are continually evaluating their go-to-market strategies to effectively promote their products. Changes in their strategies could have a favorable or unfavorable impact on our financial performance. See “Critical Accounting Policies and Estimates – Vendor Funds” discussed in Part II, Item 7 “Management’s Discussion and Analysis of Financial Condition and Results of Operations” of the Company’s Annual Report on Form 10-K for the year ended September 27, 2008.

•

Insurance Segment:    Cost of sales (including underwriting expenses), primarily consisting of claims loss and loss adjustment expenses, underwriting expenses, commissions, premium taxes and regulatory fees, decreased $1.5 million from $0.7 million in the 2008 Period to a credit of $0.7 million in the 2009 Period. The decline in cost of sales in the 2009 Period resulted from lowering loss reserves based on improving loss experience for earlier periods. The reduction in reserves for losses and loss adjustment expense was greater than the accrual of new reserves plus paid losses and loss adjustment expenses in the 2009 Period. Additionally, the cost of insurance and the sufficiency of loss reserves are also impacted by actuarial estimates based on a detailed analysis of health care cost trends, mortality rates, claims history, demographics and industry trends. As a result, the amount of loss reserves and future expenses is significantly affected by these variables and may significantly change, depending on the cost of providing benefits and the results of further legislative action. See additional discussion related to insurance reserves under “Risk Factors” – “Our insurance reserves may be inadequate if unexpected losses occur.”

Distribution, selling and administrative expenses.    Consolidated distribution, selling and administrative expenses were $80.6 million in the 2009 Period compared to $75.2 million in the 2008 Period, and comprised 7.7% and 7.2% of net sales for the 2009 and 2008 Periods, respectively.

•

Wholesale Distribution Segment:    Distribution, selling and administrative expenses were $78.8 million in the 2009 Period compared to $73.3 million in the 2008 Period, and comprised 7.6% and 7.0% of net wholesale sales for the 2009 and 2008 Periods, respectively. As discussed in further detail below, workers’ compensation, life insurance and medical benefits expenses increased $6.0 million, or 0.6% as a percent of net wholesale sales (due to the leveraging effect of the increased sales – see “Net Sales – Wholesale Distribution segment”) and was partially offset by a decrease in other expenses of $0.5 million.

•

Workers’ Compensation Expense:    Our workers’ compensation expenses increased by $2.0 million, or 0.2% as a percent of net wholesale sales. From October 1, 2001 through December 31, 2006, the Company’s Wholesale Distribution segment was self-insured up to $300,000 per incident with a stop loss coverage provided by our Insurance segment up to $1.0 million and third party coverage over that amount. After December 31, 2006, the Wholesale Distribution segment is fully insured up to $1.0 million with stop loss coverage provided by our Insurance segment and third party coverage over that amount. Effective upon renewal of its policy on January 1, 2009, the Wholesale Distribution segment’s stop loss coverage from our Insurance segment increased up to $2.0 million. Loss accruals up to the stop loss coverage are made based on actuarially developed loss estimates. Our workers’ compensation expenses increased primarily due to changes in our actuarially developed loss estimates. Our loss estimates changed for both the 2009 and 2008 Periods. The changes resulted in claims loss reserve reductions of $1.5 million and $3.5 million for the 2009 and 2008 Periods, respectively. Future expenses may significantly change depending on the cost of providing health care and the results of legislative action.

•

Insurance Expense (other than Workers’ Compensation):    During the 2009 Period, we experienced life insurance expense increases of $2.5 million, or 0.2% as a percent of net wholesale sales. This increase is primarily due to a decrease in the cash surrender value of our life insurance policy assets as a result of a decline in the fair value of the underlying securities (reflecting the general decline in market conditions), which are highly concentrated in U.S. equity markets and priced based on readily determinable market values.

•

Medical Benefits:    During the 2009 Period, we experienced medical benefits expense increases of $1.5 million, or 0.2% as a percent of net wholesale sales. This increase was due in part to an increase of approximately $0.8 million in the cost of medical insurance premiums for employees covered under collective bargaining agreements. The remaining increase of $0.7 million is attributable to costs associated with non-union employees.

•	Other Expense Changes: General expenses decreased $0.5 million, but were consistent as a percent of net wholesale sales.

•	Insurance Segment: Selling and administrative expenses for the Insurance segment decreased $0.1 million from $1.7 million in the 2008 Period to $1.6 million in the 2009 Period.

•	All Other: Selling and administrative expenses for our All Other business activities were consistent at $0.2 million in the 2008 and 2009 Periods.

Interest.    Interest expense decreased $0.8 million to $3.6 million in the 2009 Period compared to $4.4 million in the 2008 Period and comprised 0.3% and 0.4% of consolidated net sales for the 2009 and 2008 Periods, respectively. Factors impacting interest expense are as follows:

•	Interest expense on our primary debt instruments (as described below) decreased $0.6 million to $3.3 million in the 2009 Period compared to $3.9 million in the 2008 Period.

•

Weighted Average Borrowings:    Interest expense increased $0.5 million from the 2008 Period due to an increase in our weighted average borrowings. Weighted average borrowings increased by $30.5 million primarily due to amounts needed to finance the increase in products purchased for resale.

•

Interest Rates:    Interest expense decreased $1.1 million from the 2008 Period due to a decrease in our effective borrowing rate. Our effective borrowing rate for the combined primary debt, made up of the revolving line of credit and senior secured notes, was 4.9% and 6.6% for the 2009 and 2008 Periods, respectively. Consistent with the overall market interest rate change, the base borrowing rate on the revolving line of credit decreased over the 2008 Period.

Borrowings on our revolving credit agreement are subject to market rate fluctuations. A 25 basis point change in the market rate of interest over the period would have resulted in a $0.1 million increase or decrease in corresponding interest expense.

•

Interest expense on our other debt instruments was $0.3 million in the 2009 Period, a decrease of $0.2 million compared to $0.5 million in the 2008 Period. The decrease is primarily due to lower interest on Members’ excess deposits as the prime rate decreased and subordinated patronage dividend certificates that were paid in full in December 2007. See Note 10 to “Notes to Consolidated Financial Statements” in Part II, Item 8 “Financial Statements and Supplementary Data” of the Company’s Annual Report on Form 10-K for the year ended September 27, 2008 regarding the subordinated patronage dividend certificates.

Estimated patronage dividends.    Estimated patronage dividends for the 2009 Period were $10.0 million, compared to $8.4 million in the 2008 Period, an increase of 19.4%. Patronage dividends for the 2009 and 2008

Periods consisted of the patronage earnings from the Company’s three patronage earnings divisions: the Southern California Dairy Division, the Pacific Northwest Dairy Division and the Cooperative Division. For the 2009 and 2008 Periods, respectively, the Company had patronage earnings of $2.5 million and $2.6 million in the Southern California Dairy Division, $0.4 million and $0.2 million in the Pacific Northwest Dairy Division and $7.1 million and $5.6 million in the Cooperative Division. Our growth in patronage earnings was due to lower cost of sales related to an increase in inventory holding gains from vendor price increases recognized upon sale of product and lower interest expense, partially offset by increased costs associated with medical benefits and workers’ compensation.

Income taxes.    The Company’s effective income tax rate was 37.5% for the 2009 Period compared to 36.4% for the 2008 Period.

LIQUIDITY AND CAPITAL RESOURCES

The Company finances its capital needs through a combination of internal and external sources. These sources include cash from operations, Member capital and other Member investments, bank borrowings, various types of long-term debt and lease financing. The Company believes that the combination of cash flows from operations, current cash balances, and available lines of credit will be sufficient to service its debt, redeem Members’ capital shares, make income tax payments and meet its anticipated needs for working capital and capital expenditures (including facility expansion and renovation projects discussed in “Facilities and Transportation”) through at least the next three fiscal years.

CASH FLOW

The Company generated positive cash flow from operating and investing activities during the thirteen week 2009 Period. Cash from operations and investing was used for financing activities, including redemption of Members’ capital shares and investing in the Company’s infrastructure. The Company also reinvested proceeds from maturing investments.

As a result of these activities, net cash, consisting of cash and cash equivalents, decreased by $2.8 million to $13.0 million for the thirteen week 2009 Period ended December 27, 2008 compared to $15.8 million as of the fiscal year ended September 27, 2008.

The following table summarizes the impact of operating, investing and financing activities on the Company’s cash flows for the thirteen week 2009 and 2008 Periods:

(dollars in thousands)

Summary of Net (Decrease) Increase in Total Cash Flows	2009	2008	Difference
Cash provided (utilized) by operating activities	$3,856	$(19,296)	$23,152
Cash provided (utilized) by investing activities	1,749	(41,463)	43,212
Cash (utilized) provided by financing activities	(8,433)	53,316	(61,749)

Total increase (decrease) in cash flows	$(2,828)	$(7,443)	$4,615

Net cash from operating, investing and financing activities increased by $4.6 million to a decrease of $2.8 million for the 2009 Period compared to a decrease of $7.4 million for the 2008 Period. The decrease in net cash for the 2009 Period consisted of cash used in financing activities of $8.4 million offset by amounts provided from operating activities of $3.8 million and investing activities of $1.8 million. The primary factors contributing to the changes in cash flow are discussed below. At December 27, 2008 and September 27, 2008, working capital was $200.7 million for both periods, and the current ratio was 1.7 for both periods.

Operating Activities:    Net cash provided by operating activities increased by $23.1 million to $3.8 million provided in the 2009 Period compared to $19.3 million used in the 2008 Period. The increase in cash provided by operating activities compared to the 2008 Period was attributable primarily to a $3.3 million reduction in accounts receivable in the 2009 Period compared to a $47.1 million increase in accounts receivable in the 2008 Period. As contemplated in the structure of the original purchase transaction, the initial build up of accounts receivable arising from customers gained as a result of the Acquisition was funded through operating activities in the 2008 Period. We also experienced an increase in long-term liabilities between the periods of $7.8 million that was primarily attributable to an increase in pension and postretirement liabilities. The foregoing decreases of $58.2 million in cash provided were partially offset by cash used as a result of increases between the periods in cash used to pay accounts payable and accrued liabilities of $25.4 million, an increase in cash used for the purchase of inventories of $8.9 million, and an increase in cash used for the payment of prepaid expenses of $0.6 million. In addition, net cash of $0.2 million was used by other operating activities.

Investing Activities:    Net cash provided by investing activities increased by $43.2 million to $1.8 million provided for the 2009 Period compared to $41.4 million utilized in the 2008 Period. The increase in cash provided by investing activities during the 2009 Period as compared to the 2008 Period was due mainly to (1) the Acquisition of the Seattle Operations of $40.0 million during the 2008 Period, (2) decreases in capital expenditures of $2.0 million, as the 2008 Period included expenditures for a building renovation and purchases of warehouse and computer equipment, and (3) a reduction in net notes receivable of $1.6 million, reflecting normal fluctuation in loan activity to Members for their inventory and equipment financing. The foregoing decreases of $43.6 million in cash provided were offset by increases in other assets of $0.4 million. Spending on investing activities is expected to be funded by existing cash balances, cash generated from operations or additional borrowings.

Financing Activities:    Net cash utilized by financing activities was approximately $8.4 million for the 2009 Period compared to $53.3 million provided in the 2008 Period. The net decrease of $61.7 million in cash utilized by financing activities for the 2009 Period as compared to the 2008 Period was due primarily to changes in the Company’s long-term and short-term notes payable and deferred financing fees, representing a decrease of $63.5 million resulting from lower borrowings in the 2009 Period, as the 2008 Period included higher borrowings primarily associated with the Acquisition of the Seattle Operations ($39.8 million), the redemption of Class A and Class B Shares ($4.9 million), and the redemption of subordinated patronage dividend certificates ($3.1 million). In addition, the Company’s cash provided from Member investment and share activity decreased by $1.8 million. Future cash used by financing activities to meet capital spending requirements is expected to be funded by the Company’s continuing operating cash flow.

Credit Facilities

On December 17, 2008, the Company entered into an amendment entitled First Amendment to Amended and Restated Credit Agreement, that exercises a provision of its revolving credit agreement, entitled Amended and Restated Credit Agreement dated as of December 5, 2006 (the “Credit Agreement”), to expand the existing revolving credit facility by $25 million, thereby increasing the total committed funds available to the Company from $225 million to $250 million. The credit facility expires on January 31, 2012, and is intended to finance capital expenditures, to finance working capital needs, to finance certain acquisitions and for general corporate purposes. The revolving Credit Agreement contains an option to increase the total committed funds available to the Company under the Credit Agreement to a maximum amount of $300 million, either through any of the existing lenders increasing their commitment or by means of the addition of new lenders. See “Outstanding Debt and Other Financing Arrangements” discussed in Part II, Item 7 “Management’s Discussion and Analysis of Financial Condition and Results of Operations” of the Company’s Annual Report on Form 10-K for the year ended September 27, 2008 and the Company’s Current Report on Form 8-K dated December 17, 2008 for additional information.

The Company had outstanding borrowings of $154.1 million under the facility as of December 27, 2008, with access to a sufficient amount of capital available under this facility (based on the amounts indicated above) to fund the Company’s continuing operations and capital spending requirements for the foreseeable future.

Off-Balance Sheet Arrangements

As of the date of this report, the Company does not participate in transactions that generate relationships with unconsolidated entities or financial partnerships, such as entities often referred to as structured finance or special purpose entities, which would have been established for the purpose of facilitating off-balance sheet arrangements or other contractually narrow or limited purposes.

CONTRACTUAL OBLIGATIONS AND COMMERCIAL COMMITMENTS

There have been no material changes in the Company’s contractual obligations and commercial commitments outside the ordinary course of the Company’s business during the thirteen week period ending December 27,

2008. See “Contractual Obligations and Commercial Commitments” discussed in Part II, Item 7 “Management’s Discussion and Analysis of Financial Condition and Results of Operations” of the Company’s Annual Report on Form 10-K for the year ended September 27, 2008 for additional information.

OUTSTANDING DEBT AND OTHER FINANCING ARRANGEMENTS

At December 27, 2008 and September 27, 2008, respectively, the Company had a total of $90.6 million and $90.7 million outstanding in senior secured notes to certain insurance companies and pension funds (referred to collectively as “John Hancock Life Insurance Company”, or “Hancock”) under a note purchase agreement dated September 29, 1999 (as amended, the “Senior Note Agreement”) as amended and restated effective January 6, 2006.

The Company’s borrowings under its revolving credit facility decreased to $154.1 million at December 27, 2008 from $162.4 million at September 27, 2008.

On December 17, 2008, the Company entered into a First Amendment to Amended and Restated Credit Agreement (the “Amendment”), among the Company, other credit parties as identified therein, Bank of Montreal, Chicago Branch, as Administrative Agent, Union Bank of California, N.A., and Bank of the West. The Amendment exercises a provision in the Company’s Credit Agreement to increase the total committed funds available to the Company from $225 million to $250 million. Borrowings under the Credit Agreement may be made as revolving loans, swing line loans or letters of credit. See the Company’s Current Report on Form 8-K filed on December 23, 2008 for additional information.

Other than the foregoing discussion, there have been no material changes in the Company’s outstanding debt and other financing arrangements outside the ordinary course of the Company’s business during the thirteen week period ending December 27, 2008. See “Outstanding Debt and Other financing Arrangements” discussed in Part II, Item 7 “Management’s Discussion and Analysis of Financial Condition and Results of Operations” of the Company’s Annual Report on Form 10-K for the year ended September 27, 2008 for additional information.

MEMBER INVESTMENTS AND PATRONAGE DIVIDENDS

Members are required to meet specific capitalization requirements, which include capital stock ownership and may include required cash deposits (“Required Deposits”). In addition, each Member must meet minimum purchase requirements that may be modified at the discretion of the Company’s Board. Member and Non-Member customers may be required to provide a non-subordinated credit deposit in order to purchase products on credit terms established by the Company.

The Company exchanges its Class A Shares and Class B Shares with its Members at a price that is based on a formula and is approved by the Board (“Exchange Value Per Share”). See Part I, Item 1 “Business – Capital Shares” of the Company’s Annual Report on Form 10-K for the year ended September 27, 2008 for additional information.

Unified currently requires each Member to own 350 Class A Shares. In addition, Unified currently requires each Member to hold Class B Shares having an issuance value equal to approximately twice the Member’s average weekly purchases from the Cooperative Division, except for meat and produce which are approximately one times the Member’s average weekly purchases from the Cooperative Division (the “Class B Share requirement”). For purposes of determining the Class B Share requirement, each Class B Share held by a Member has an issuance value equal to the Exchange Value Per Share of the Company’s outstanding shares at the close of the fiscal year end prior to the issuance of such Class B Shares.

Members may also maintain deposits with Unified in excess of Required Deposit amounts (“Excess Deposits”). The Company does not pay interest on the Required Deposit amounts. However, the Company currently pays interest at the prime rate for any cash deposits in excess of the Member’s Required Deposit amount. All such deposits of a Member are maintained in the Member’s deposit account. See “Member Investments and Patronage Dividends” discussed in Part II, Item 7 “Management’s Discussion and Analysis of Financial Condition and Results of Operations” of the Company’s Annual Report on Form 10-K for the year ended September 27, 2008 for additional information. Additionally, see “DESCRIPTION OF DEPOSIT ACCOUNTS – General”, “DESCRIPTION OF DEPOSIT

ACCOUNTS – Patronage Dividends and Tax Matters” and “DESCRIPTION OF DEPOSIT ACCOUNTS – Subordination” in the Company’s Registration Statement on Form S-1 filed on December 31, 2008, with respect to the Company’s offering of Partially Subordinated Patrons’ Deposit Accounts for further information.

Members’ Required Deposits and all patronage dividend certificates are contractually subordinated and subject to the prior payment in full of senior indebtedness of the Company. See “DESCRIPTION OF DEPOSIT ACCOUNTS – Subordination” in the Company’s Registration Statement on Form S-1 filed on December 31, 2008, with respect to the Company’s offering of Partially Subordinated Patrons’ Deposit Accounts for additional information. Unified’s obligation to repay Members’ Required Deposit accounts on termination of Member status (once the Member’s obligations to Unified have been satisfied) is reported as a long-term liability on Unified’s consolidated condensed balance sheets. Excess Deposits are not subordinated to Unified’s other obligations and are reported as short-term liabilities on Unified’s consolidated condensed balance sheets. At December 27, 2008 and September 27, 2008, Unified had $14.2 million and $12.2 million, respectively, in “Member and Non-Members’ deposits” and $21.7 million and $16.1 million, respectively, in “Members’ deposits and estimated patronage dividends” (of which $12.6 million and $12.7 million, respectively, represented Excess Deposits as previously defined).

REDEMPTION OF CAPITAL STOCK

On October 2, 2008, the Board authorized the repurchase on October 7, 2008 of 3,500 shares of the Company’s Class A Shares that had been tendered and were pending redemption. The Company paid approximately $0.9 million to redeem the shares. On December 10, 2008, the Board authorized the repurchase on or before December 27, 2008 of 2,450 shares of the Company’s Class A Shares with an approximate redemption value of $0.7 million and 23,104 Class B Shares with an approximate redemption value of $5.2 million. On December 19, 2008 and December 22, 2008, respectively, the Company redeemed 2,450 of the Company’s Class A Shares and 23,104 of the Company’s Class B Shares with approximate redemption values of $0.7 million and $5.2 million, respectively.

See “Redemption of Capital Stock” discussed in Part II, Item 7 “Management’s Discussion and Analysis of Financial Condition and Results of Operations” of the Company’s Annual Report on Form 10-K for the year ended September 27, 2008 for additional information.

PENSION AND POSTRETIREMENT BENEFIT PLANS

The Company sponsors a cash balance plan (“Unified Cash Balance Plan”). In association with the Acquisition of the operation of Associated Grocers, Incorporated and its subsidiaries of Seattle, Washington (the “Acquisition”) at the beginning of fiscal year 2008, the Company assumed the Cash Balance Retirement Plan for Employees of Associated Grocers, Incorporated (“AG Cash Balance Plan”). The Company’s funding policy is to make contributions to the Unified Cash Balance Plan and the AG Cash Balance Plan in amounts that are at least sufficient to meet the minimum funding requirements of applicable laws and regulations, but no more than amounts deductible for federal income tax purposes. On December 29, 2008, the Company’s Benefits Committee approved a resolution authorizing the merger of the AG Cash Balance Plan with and into the Unified Cash Balance Plan, effective December 31, 2008. The Company also sponsors an Executive Salary Protection Plan (“ESPP”) that provides supplemental post-termination retirement income based on each participant’s final salary and years of service as an officer of the Company. Funds are held in a rabbi trust for the ESPP consisting primarily of life insurance policies tied to underlying investments in the equity market and reported at cash surrender value and mutual fund investments consisting of various publicly-traded mutual funds reported at estimated fair value based on quoted market prices.

The Company’s net periodic benefit cost for its combined pension and other postretirement benefits was approximately $2.6 million for the thirteen week period ended December 27, 2008 compared to $2.1 million for the thirteen week period ended December 29, 2007.

The Company expects to make estimated contributions to the Unified Cash Balance Plan totaling $4.7 million in fiscal 2009, which is comprised of $3.2 million for the 2009 plan year and $1.5 million for the 2008 plan year. In addition, the Company expects to make estimated contributions to the AG Cash Balance Plan totaling $1.1 million in fiscal 2009, which is comprised of $0.8 million for the 2009 plan year and $0.3 million for the 2008 plan year. At its discretion, the Company may contribute in excess of these amounts. The Company made no contributions to the Unified Cash Balance Plan or the AG Cash Balance Plan during the thirteen weeks ended December 27, 2008.

Additionally, the Company expects to contribute $0.7 million to the ESPP to fund projected benefit payments to participants for the 2009 plan year. The Company made no contributions to the ESPP during the thirteen weeks ended December 27, 2008.

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

The markets in which we operate are highly competitive, characterized by high volume and low profit margins, customer incentives (including pricing, variety, and delivery), and industry consolidation.    The shifting of market share among competitors is typical of the wholesale food business as competitors attempt to increase sales in various markets. A significant portion of the Company’s sales are made at prices based on the cost of products it sells plus a markup. As a result, the Company’s profit levels may be negatively impacted if it is forced to respond to competitive pressure by reducing prices.

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

We will continue to be subject to the risk of loss of Member and Non-Member customer volume.    The Company’s operating results are highly dependent upon either maintaining or growing its distribution volume to its customers. The Company’s ten largest Member and Non-Member customers constituted approximately 41% of total sales for the thirteen week period ended December 27, 2008. No single Member or Non-Member customer accounted for ten percent or more of total sales for the thirteen week period ended December 27, 2008. A significant loss in membership or volume could adversely affect the Company’s operating results. We will continue to be subject to the risks associated with consolidation within the grocery industry. When independent retailers are acquired by large chains with self-distribution capacity, are driven from business by larger grocery chains, or become large enough to develop their own self-distribution system, we will lose distribution volume. Members may also select other wholesale providers. Reduced volume is normally injurious to profitable operations since fixed costs must be spread over a lower sales volume if the volume cannot be replaced.

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

We are vulnerable to changes in general economic conditions.    The Company is affected by certain economic factors that are beyond its control, including changes in the overall economic environment. In recent periods, the Company has experienced significant volatility in the cost of certain commodities, the cost of ingredients for our manufactured breads and processed fluid milk, and the cost of packaged goods purchased from other manufacturers. An inflationary economic period could impact the Company’s operating expenses in a variety of areas, including, but not limited to, employee wages, benefits and workers’ compensation insurance, as well as energy and fuel costs. A portion of the risk related to wages and benefits is mitigated by bargaining agreements that contractually determine the amount of such increases. General economic conditions also impact our pension plan liabilities, as the assets funding or supporting these liabilities are invested in securities that are subject to interest rate and stock market fluctuations. A portion of the Company’s debt is at floating interest rates and an inflationary economic cycle typically results in higher interest costs. The Company operates in a highly competitive marketplace and passing on such cost increases to customers could be difficult. To the extent the Company is unable to mitigate increasing costs, patronage dividends may be reduced and/or the Exchange Value Per Share of the Company’s shares may decrease, thereby reducing the value of the Members’ Class A and Class B Shares.

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

As of December 27, 2008, the Company believes it has sufficient cash flow from operations and availability under the revolving credit agreement to meet operating needs, capital spending requirements and required debt repayments through January 31, 2012. However, if access to operating cash or to the revolving credit agreement becomes restricted, the Company may be compelled to seek alternate sources of cash. The Company cannot assure that alternate sources will provide cash on terms favorable to the Company. Consequently, the inability to access alternate sources of cash on terms similar to its existing agreement could adversely affect the Company’s operations.

The value of our benefit plan assets and liabilities is based on estimates and assumptions, which may prove inaccurate.    The Company’s non-union employees participate in Company sponsored defined-benefit pension and postretirement benefit plans. Certain eligible union and non-union employees participate in separate plans providing payouts for unused sick leave. Officers of the Company also participate in a Company sponsored Executive Salary Protection Plan (“ESPP”), which provides additional post-termination retirement income based on each participant’s final salary and years of service as an officer of the Company. The postretirement benefit plans provide medical benefits for retired non-union employees, life insurance benefits for retired non-union employees for which active non-union employees are no longer eligible, and lump-sum payouts for unused sick days covering certain eligible union and non-union employees. Liabilities for the ESPP and postretirement plans are not funded. The Company accounts for these benefit plans in accordance with SFAS No. 87, “Employers’ Accounting for Pensions,” SFAS No. 106 “Employers’ Accounting for Postretirement Benefits Other Than Pensions” and SFAS No. 112 “Employers’ Accounting for Postemployment Benefits,” which require the Company to make actuarial assumptions that are used to calculate the carrying value of the related assets, where applicable, and liabilities and the amount of expenses to be recorded in the Company’s consolidated financial statements. Assumptions include the expected return on plan assets, discount rates, health care cost trend rate, projected life expectancies of plan participants and anticipated salary increases. While we believe the underlying assumptions are appropriate, the carrying value of the related assets and liabilities and the amount of expenses recorded in the consolidated financial statements could differ if other assumptions are used.

The credit and liquidity crisis in the United States and throughout the global financial system triggered substantial volatility in the world financial markets and banking system. As a result, the investment portfolios of the Company’s defined benefit pension plans have incurred a significant decline in fair value since December 27, 2008. However, because the values of the plans’ individual investments have and will fluctuate in response to changing market conditions, the amount of losses that will be recognized in subsequent periods, if any, cannot be determined.

Additionally, new accounting pronouncements that require adjustments to shareholders’ equity, such as SFAS No. 158 “Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans,” have the potential to impact companies whose equity securities are issued and redeemed at book value (“book value companies”) disproportionately more than companies whose share values are market-based (“publicly traded”). While valuations of publicly traded companies are primarily driven by their income statement and cash flows, the traded value of the shares of book value companies, however, may be immediately impacted by adjustments affecting shareholders’ equity upon implementation. Therefore, such pronouncements may require companies to redefine the method used to value their shares. As such, the Company modified its Exchange Value Per Share calculation as of September 30, 2006 to exclude accumulated other comprehensive earnings (loss) from Book Value (see Part I, Item 1, “Business – Capital Shares” of the Company’s Annual Report on Form 10-K for the year ended September 27, 2008), thereby excluding the potentially volatile impact that the adoption of SFAS No. 158 would have on shareholders’ equity and Exchange Value Per Share.

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

Strike or work stoppage by our union employees could disrupt our business. The inability to negotiate acceptable contracts with the unions could result in a strike or work stoppage and increased operating costs resulting from higher wages or benefits paid to union members or replacement workers.    Such outcome could have a material negative impact on the Company’s operations and financial results. Approximately 60% of Unified’s employees are covered by collective bargaining agreements that have various expiration dates ranging through 2012.

If we fail to maintain an effective system of internal controls, we may not be able to detect fraud or report our financial results accurately, which could harm our business and we could be subject to regulatory scrutiny.    Pursuant to Section 404 of the Sarbanes-Oxley Act of 2002 (“Section 404”), Unified performed an evaluation of the Company’s internal controls over financial reporting, and beginning in fiscal year 2010, Unified’s independent registered public accounting firm will have to test and evaluate the design and operating effectiveness of such controls and publicly attest to such evaluation. Although the Company believes its internal controls are operating effectively, the Company cannot guarantee that it will not have any material weaknesses in the future. In addition, any failure to implement required new or improved controls, or difficulties encountered in their implementation, could harm the Company’s operating results or cause the Company to fail to meet its reporting obligations.

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

The Company’s discussion and analysis of its financial condition and results of operations is based upon its consolidated condensed financial statements. On an ongoing basis, we evaluate our estimates, including those related to allowances for doubtful accounts, lease loss reserves, inventories, investments, goodwill and intangible assets, long-lived assets, income taxes, insurance reserves, pension and postretirement benefits and contingencies and litigation. We base our estimates on historical experience and on various other assumptions and factors that we believe to be reasonable under the circumstances. Based on our ongoing review, we make adjustments we consider appropriate under the facts and circumstances. We have discussed the development, selection and disclosure of these estimates with the Audit Committee. The accompanying consolidated condensed financial statements are prepared using the same critical accounting policies and estimates discussed in Part II, Item 7 “Management’s Discussion and Analysis of Financial Condition and Results of Operations” of the Company’s Annual Report on Form 10-K for the fiscal year ended September 27, 2008.

RECENTLY ISSUED ACCOUNTING PRONOUNCEMENTS

Refer to Note 8 to Notes to Consolidated Condensed Financial Statements in Part I, Item 1 of this Quarterly Report on Form 10-Q for management’s discussion of recently issued accounting pronouncements and their expected impact, if any, on the Company’s consolidated condensed financial statements.

AVAILABILITY OF SEC FILINGS

Unified makes available, free of charge, through its website (http://www.unifiedgrocers.com) its Forms 10-K, 10-Q and 8-K, as well as its registration statements, proxy statements and all amendments to those reports, as soon as reasonably practicable after those reports are electronically filed with the Securities and Exchange Commission (the “SEC”). A copy of any of the reports filed with the SEC can be obtained from the SEC’s Public Reference Room at 100 F Street, N.E., Washington, D.C. 20549. A copy may also be obtained by calling the SEC at 1-800-SEC-0330. All reports filed electronically with the SEC are available on the SEC’s web site at http://www.sec.gov.

ITEM 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

The following discussion of the market risks the Company faces contains forward-looking statements. Forward-looking statements are subject to risks and uncertainties. Actual results could differ materially from those discussed in the forward-looking statements.

Unified is subject to interest rate changes on its notes payable under the Company’s credit agreements that may affect the fair value of the notes payable, as well as cash flow and earnings. Based on the notes payable outstanding at December 27, 2008 and the current market condition, a one percent change in the applicable interest rates would impact the Company’s annual cash flow and pretax earnings by approximately $1.6 million.

The Company is exposed to credit risk on accounts receivable through the ordinary course of business and the Company performs ongoing credit evaluations. Concentration of credit risk with respect to accounts receivables is limited due to the nature of our customer base (i.e., primarily Members). The Company currently believes its allowance for doubtful accounts is sufficient to cover customer credit risks.

The majority of the Company’s investments are held primarily by two of its insurance subsidiaries, and include U.S. government agency mortgage-backed securities, high quality investment grade corporate bonds, and U.S. government treasury securities. These investments are not actively traded and are valued based upon inputs including quoted prices for identical or similar assets. Collectively, these investments have experienced an increase in market value since the beginning of the Company’s current fiscal year.

Life insurance assets with values tied to the equity markets have been negatively impacted by the market decline that took place during fiscal year 2008 as well as the thirteen weeks ended December 27, 2008, although such impact is deemed by management to be temporary in nature.

ITEM 4T.	CONTROLS AND PROCEDURES

Disclosure controls and procedures.    Disclosure controls are controls and procedures designed to reasonably assure that information required to be disclosed in our reports filed under the Securities Exchange Act of 1934, such as this Quarterly Report, is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms. Disclosure controls are also designed to reasonably assure that such information is accumulated and communicated to our management, including the Chief Executive Officer (“CEO”) and Chief Financial Officer (“CFO”) of the Company, as appropriate, to allow timely decisions regarding required disclosure. Disclosure controls and procedures, no matter how well designed and implemented, can provide only reasonable assurance of achieving an entity’s disclosure objectives. The likelihood of achieving such objectives is affected by limitations inherent in disclosure controls and procedures. These include the fact that human judgment in decision-making can be faulty and that breakdowns in internal control can occur because of human failures such as simple errors, mistakes or intentional circumvention of the established processes.

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

Changes in internal controls over financial reporting.    Management, with the participation of the CEO and CFO of the Company, has evaluated any changes in the Company’s internal control over financial reporting that occurred during the most recent fiscal quarter. Based on that evaluation, management, the CEO and the CFO of the Company have concluded that no change in our internal control over financial reporting (as defined in Rule 13a-15(f) under the Securities Exchange Act of 1934) occurred during the quarter ended December 27, 2008 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

There are no material changes from risk factors as previously disclosed in our Annual Report on Form 10-K for the fiscal year ended September 27, 2008, filed on December 12, 2008. Refer to “Risk Factors” in Part I, Item 2 of this Quarterly Report on Form 10-Q for discussion of the Company’s risk factors.

ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

COMPANY PURCHASES OF EQUITY SECURITIES

Period	Total Number of Shares Purchased	Average Price Paid Per Share
September 28, 2008 – October 25, 2008	3,500 Class A Shares	$245.79
November 23, 2008 – December 27, 2008	2,450 Class A Shares	$273.97
November 23, 2008 – December 27, 2008	23,104 Class B Shares	$223.64

Total	29,054 Shares	$230.55

Refer to “Redemption of Capital Stock” in Part I, Item 2 of this Quarterly Report on Form 10-Q for discussion of the Company’s share redemptions.

ITEM 3.	DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4.	SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None.

ITEM 5.	OTHER INFORMATION

None.

ITEM 6.	EXHIBITS

(a)	Exhibits

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

10.3.1

First Amendment to Amended and Restated Credit Agreement, dated as of December 17, 2008 (incorporated by reference to Exhibit 99.1 to the Registrant’s Current Report on Form 8-K filed on December 23, 2008).

10.38.6*(**)	Amended and Restated Unified Grocers, Inc. Cash Balance Plan, effective January 1, 2009, as amended.

10.39.8*(**)	Amendment No. 8 to the Unified Grocers, Inc. Employee Savings Plan, effective as of January 1, 2008.

10.40.9*(**)	Amendment No. 9 to the Unified Grocers, Inc. Employees’ Sheltered Savings Plan, effective as of January 1, 2008.

10.41.3*(**)	Amended and Restated Cash Balance Retirement Plan for Employees of Associated Grocers, Inc. (predecessor-in-interest to the Registrant), effective December 31, 2008.

31.1*	Chief Executive Officer Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2*	Chief Financial Officer Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1*	Chief Executive Officer Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2*	Chief Financial Officer Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*	Filed herein.
**	Management contract or compensatory plan or arrangement.

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

Dated: February 10, 2009