Form 10-Q
period 2009-03-28
UNIFIED GROCERS, INC.
filed 2009-05-12
CIK 320431

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED MARCH 28, 2009

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  [X]    No  [    ]

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    Yes  [    ]    No  [    ]

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer [ ]	Accelerated filer [ ]
Non-accelerated filer [X]	Smaller reporting company [ ]

(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  [    ]    No  [X]

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date. As of April 25, 2009, the number of shares outstanding were:

Class A: 177,800 shares; Class B: 459,650 shares; Class C: 15 shares; Class E: 237,676 shares

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS (UNAUDITED)

Unified Grocers, Inc. and Subsidiaries

Consolidated Condensed Balance Sheets – Unaudited

(dollars in thousands)

	March 28, 2009	September 27, 2008
Assets

Current assets:
Cash and cash equivalents	$16,128	$15,849
Accounts and current portion of notes receivable, net of allowances of $2,312 and $2,570 at March 28, 2009 and September 27, 2008, respectively	184,031	199,744
Inventories	235,431	267,723
Prepaid expenses	8,074	7,860
Deferred income taxes	10,883	12,258

Total current assets	454,547	503,434
Properties, net	201,020	204,961
Investments	83,569	79,863
Notes receivable, less current portion and net of allowances of $29 and $79 at March 28, 2009 and September 27, 2008, respectively	12,332	13,892
Goodwill	38,997	38,997
Other assets, net	52,833	62,135

Total Assets	$843,298	$903,282

Liabilities and Shareholders’ Equity

Current liabilities:
Accounts payable	$185,693	$211,483
Accrued liabilities	67,899	73,834
Current portion of notes payable	5,714	1,347
Members’ deposits and estimated patronage dividends	17,558	16,053

Total current liabilities	276,864	302,717
Notes payable, less current portion	221,807	254,089
Long-term liabilities, other	136,436	130,684
Member and Non-Members’ deposits	7,629	12,207
Commitments and contingencies

Shareholders’ equity:
Class A Shares: 500,000 shares authorized, 179,550 and 185,500 shares outstanding at March 28, 2009 and September 27, 2008, respectively	32,979	34,011
Class B Shares: 2,000,000 shares authorized, 459,650 and 482,616 shares outstanding at March 28, 2009 and September 27, 2008, respectively	79,017	82,759
Class E Shares: 2,000,000 shares authorized, 237,676 and 238,617 shares outstanding at March 28, 2009 and September 27, 2008, respectively	23,768	23,862
Retained earnings after elimination of accumulated deficit of $26,976 effective September 28, 2002	66,666	66,275
Receivable from sale of Class A Shares to Members	(3,099)	(3,778)
Accumulated other comprehensive earnings	1,231	456

Total shareholders’ equity	200,562	203,585

Total Liabilities and Shareholders’ Equity	$843,298	$903,282

The accompanying notes are an integral part of these statements.

Unified Grocers, Inc. and Subsidiaries

Consolidated Condensed Statements of Earnings

and Comprehensive Earnings – Unaudited

(dollars in thousands)

	Thirteen Weeks Ended		Twenty-Six Weeks Ended
	March 28, 2009	March 29, 2008	March 28, 2009	March 29, 2008

Net sales	$951,695	$991,895	$1,996,914	$2,044,452
Cost of sales	866,227	895,786	1,811,072	1,850,709
Distribution, selling and administrative expenses	78,623	87,182	159,222	162,347

Operating income	6,845	8,927	26,620	31,396
Interest expense	(2,742)	(4,029)	(6,352)	(8,436)

Earnings before estimated patronage dividends and income taxes	4,103	4,898	20,268	22,960
Estimated patronage dividends	724	(1,795)	(9,264)	(10,159)

Earnings before income taxes	4,827	3,103	11,004	12,801
Income taxes	(2,374)	(1,844)	(4,691)	(5,372)

Net earnings	2,453	1,259	6,313	7,429
Other comprehensive earnings, net of income taxes:
Unrealized holding gain on investments	131	462	775	1,154

Comprehensive earnings	$2,584	$1,721	$7,088	$8,583

The accompanying notes are an integral part of these statements.

Unified Grocers, Inc. and Subsidiaries

Consolidated Condensed Statements of Cash Flows – Unaudited

(dollars in thousands)

	Twenty-Six Weeks Ended
	March 28, 2009	March 29, 2008
Cash flows from operating activities:
Net earnings	$6,313	$7,429
Adjustments to reconcile net earnings to net cash provided (utilized) by operating activities:
Depreciation and amortization	11,811	11,081
Provision for doubtful accounts	263	143
Loss (gain) on sale of properties	110	(19)
Deferred income taxes	1,420	(67)
(Increase) decrease in assets:
Accounts receivable	14,953	(36,444)
Inventories	32,292	4,054
Prepaid expenses	(214)	1,181
Pension plan assets	(780)	(2,049)
Increase (decrease) in liabilities:
Accounts payable	(25,966)	(5,458)
Accrued liabilities	(4,935)	(3,249)
Long-term liabilities, other	5,440	2,772

Net cash provided (utilized) by operating activities	40,707	(20,626)

Cash flows from investing activities:
Purchases of properties	(5,159)	(12,187)
Purchases of securities and other investments	(6,798)	(19,019)
Proceeds from maturities or sales of securities and other investments	4,982	16,771
Origination of notes receivable	(686)	(884)
Collection of notes receivable	2,743	2,248
Proceeds from sales of properties	—	19
Decrease in other assets	2,950	3,783
Acquisition of net assets from Associated Grocers, Incorporated	—	(39,973)

Net cash utilized by investing activities	(1,968)	(49,242)

Cash flows from financing activities:
Additions to long-term notes payable	—	72,036
Reduction of short-term notes payable	(1,185)	(5,752)
Reduction of long-term notes payable	(27,077)	—
Payment of deferred financing fees	(283)	—
Increase in Members’ deposits and estimated patronage dividends	1,505	2,375
Redemption of patronage dividend certificates	—	(3,141)
Class E Share cash dividend	(821)	—
(Decrease) increase in Member and Non-Members’ deposits	(4,578)	1,168
Decrease in receivable from sale of Class A Shares to Members	679	54
Repurchase of shares from Members	(7,036)	(5,362)
Issuance of shares to Members	336	344

Net cash (utilized) provided by financing activities	(38,460)	61,722

Net increase (decrease) in cash and cash equivalents	279	(8,146)
Cash and cash equivalents at beginning of period	15,849	19,719

Cash and cash equivalents at end of period	$16,128	$11,573

The accompanying notes are an integral part of these statements.

Unified Grocers, Inc. and Subsidiaries

Consolidated Condensed Statements of Cash Flows – Unaudited – Continued

(dollars in thousands)

	Twenty-Six Weeks Ended
	March 28, 2009	March 29, 2008
Supplemental disclosure of cash flow information:
Cash paid during the period for:
Interest	$6,165	$8,160
Income taxes	$4,230	$5,569

Supplemental disclosure of non-cash operating, investing and financing items:
Accrued split-dollar life insurance liability – EITF 06-4 adoption	$3,269	$—
Capital leases	$445	$517
Conversion of Class B Shares to Class A Shares	$—	$55

Acquisition in 2008 of net assets from Associated Grocers, Incorporated:
Working capital	$—	$11,929
Properties	—	5,024
Goodwill	—	9,123
Other assets	—	17,265
Long-term liabilities, other	—	(3,368)

Acquisition of net assets from Associated Grocers, Incorporated	$—	$39,973

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

The Company’s banking arrangements allow the Company to fund outstanding checks when presented for payment to the financial institutions utilized by the Company for disbursements. This cash management practice frequently results in total issued checks exceeding the available cash balance at a single financial institution. The Company’s policy is to record its cash disbursement accounts with a cash book overdraft in accounts payable. At March 28, 2009 and September 27, 2008, the Company had book overdrafts of $39.6 million and $51.3 million, respectively, classified in accounts payable.

Reclassifications – In accordance with Financial Accounting Standards Board (“FASB”) Statement No. 95, “Statement of Cash Flows,” the Company has modified its cash flow presentation to disclose the gross cash outflows for loans originated and gross cash inflows for payments on loans. The Company reclassified $(0.8) million to origination of notes and $2.2 million to collection of notes receivable for the twenty-six weeks ended March 29, 2008.

Supplemental Disclosure of Cash Flow Information – The Company’s supplemental disclosure as of March 29, 2008 of the amounts comprising the “Acquisition of net assets from Associated Grocers, Incorporated” included in the accompanying consolidated condensed statements of cash flows for the twenty-six weeks ended March 29, 2008 reflects preliminary information that was available to the Company as presented in the Company’s Quarterly Report on Form 10-Q for the twenty-six weeks ended March 29, 2008. This information was subsequently finalized as presented in supplemental disclosures to the consolidated statements of cash flows included in the Company’s Annual Report on Form 10-K for the year ended September 27, 2008.

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

Unified Grocers, Inc. and Subsidiaries

Notes to Consolidated Condensed Financial Statements (Unaudited)—(Continued)

Additionally, the FASB issued FASB Staff Position No. 157-3, “Determining the Fair Value of a Financial Asset When the Market for That Asset Is Not Active” (“FSP No. 157-3”), in October 2008 to provide guidance in determining fair value for assets that are in illiquid markets. The Company adopted FSP No. 157-3 in its first fiscal quarter of fiscal year-end 2009 in conjunction with the adoption of SFAS No. 157.

In April 2009, the FASB issued FASB Staff Position No. 157-4, “Determining Fair Value When the Volume and Level of Activity for the Asset or Liability has Significantly Decreased and Identifying Transactions That Are Not Orderly,” to provide guidance on how to determine the fair value of assets and liabilities under SFAS No. 157 in the current economic environment and re-emphasize that the objective of a fair-value measurement remains an exit price. See Note 8, “New Accounting Pronouncements” for additional discussion.

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

The Company records marketable securities at fair value in accordance with SFAS No. 115, “Accounting for Certain Investments in Debt and Equity Securities” (“SFAS No. 115”). These assets are held by the Company’s Insurance segment (see Note 3 for discussion). The Company’s Wholesale Distribution segment (see Note 3 for discussion) holds insurance contracts and mutual funds valued at fair value in support of certain employee benefits.

2.    FAIR VALUE OF FINANCIAL INSTRUMENTS

In accordance with SFAS No. 157, the following table represents the Company’s financial instruments recorded at fair value and the hierarchy of those assets as of March 28, 2009:

(dollars in thousands)
	Level 1	Level 2	Level 3	Total
Money Market	$1,428	$—	$—	$1,428
Corporate Securities	—	34,706	—	34,706
Government Securities	5,555	29,771	—	35,326

Total	$6,983	$64,477	$—	$71,460

Corporate securities, consisting of high quality investment grade corporate bonds, and government securities, consisting of U.S. government agency mortgage-backed securities and U.S. government treasury securities, are held by two of our insurance subsidiaries to fund loss reserves. These assets are valued based on information received from a third party pricing service. For assets traded in inactive markets, the service’s pricing methodology

Unified Grocers, Inc. and Subsidiaries

Notes to Consolidated Condensed Financial Statements (Unaudited)—(Continued)

uses observable inputs (such as bid/ask quotes) for identical or similar assets. Assets considered to be similar will have similar characteristics, such as: duration, volatility, prepayment speed, interest rates, yield curves, and/or risk profile and other market corroborated inputs (level 2 inputs). For assets traded in active markets, the assets are valued at quoted bond market prices (level 1 inputs). The Company determines the classification of financial asset groups within the fair value hierarchy based on the lowest level of input into each group’s asset valuation. The financial instruments included in the preceding table are included in investments in the Company’s consolidated condensed balance sheets at March 28, 2009.

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

Management identifies segments based on the information monitored by the Company’s chief operating decision-makers to manage the business and, accordingly, has identified the following two reportable segments:

•

The Wholesale Distribution segment includes the results of operations from the sale of groceries and general merchandise products to both Members and Non-Members, including a broad range of branded and corporate brand products in nearly all the categories found in a typical supermarket, including dry grocery, frozen food, deli, meat, dairy, eggs, produce, bakery, ethnic, gourmet, specialty foods and general merchandise products. As of, and for the twenty-six weeks ended, March 28, 2009, the Wholesale Distribution segment collectively represents approximately 99% of the Company’s total sales and 88% of total assets.

•

The Insurance segment includes the results of operations for the Company’s three insurance subsidiaries (Unified Grocers Insurance Services, Springfield Insurance Company and Springfield Insurance Company, Ltd.). These subsidiaries provide insurance and insurance-related products, including workers’ compensation and liability insurance policies, to Unified, Unified’s Members and other unaffiliated companies. As of, and for the twenty-six weeks ended, March 28, 2009, the Company’s Insurance segment collectively accounts for approximately 1% of the Company’s total sales and 10% of total assets.

The “All Other” category includes the results of operations for the Company’s other support businesses, including its finance subsidiary, whose services are provided to a common customer base, none of which individually meets the quantitative thresholds of a reportable segment. Beginning in fiscal 2004, and continuing through the third fiscal quarter of fiscal 2008, the Company’s “All Other” category also included the consolidation of a variable interest entity as discussed in Note 3 to Notes to Consolidated Financial Statements in Part II, Item 8 of the Company’s Annual Report on Form 10-K for the year ended September 27, 2008. No future losses or returns related to this variable interest entity are expected, and as such, consolidation was no longer required as of September 27, 2008. Deconsolidating the variable interest entity had no material impact on the Company’s financial statements. As of, and for the twenty-six weeks ended, March 28, 2009, the “All Other” category collectively accounts for less than 1% of the Company’s total sales and 2% of total assets.

Unified Grocers, Inc. and Subsidiaries

Notes to Consolidated Condensed Financial Statements (Unaudited)—(Continued)

Information about the Company’s operating segments is summarized below.

(dollars in thousands)

	Thirteen Weeks Ended		Twenty-Six Weeks Ended
	March 28, 2009	March 29, 2008	March 28, 2009	March 29, 2008
Net sales
Wholesale distribution	$948,719	$988,568	$1,990,569	$2,037,521
Insurance	6,015	6,834	12,479	14,037
All other	207	445	509	933
Inter-segment eliminations	(3,246)	(3,952)	(6,643)	(8,039)

Total net sales	$951,695	$991,895	$1,996,914	$2,044,452

Operating income
Wholesale distribution	$6,627	$8,741	$24,118	$30,233
Insurance	206	297	2,470	1,207
All other	12	(111)	32	(44)

Total operating income	6,845	8,927	26,620	31,396

Interest expense	(2,742)	(4,029)	(6,352)	(8,436)
Estimated patronage dividends	724	(1,795)	(9,264)	(10,159)
Income taxes	(2,374)	(1,844)	(4,691)	(5,372)

Net earnings	$2,453	$1,259	$6,313	$7,429

Depreciation and amortization
Wholesale distribution	$6,073	$5,989	$11,726	$10,983
Insurance	39	78	82	95
All other	1	1	3	3

Total depreciation and amortization	$6,113	$6,068	$11,811	$11,081

Capital expenditures
Wholesale distribution	$3,084	$8,082	$5,159	$12,187
Insurance	—	—	—	—
All other	—	—	—	—

Total capital expenditures	$3,084	$8,082	$5,159	$12,187

Identifiable assets
Wholesale distribution	$737,864	$758,443	$737,864	$758,443
Insurance	87,186	86,792	87,186	86,792
All other	18,248	15,804	18,248	15,804

Total identifiable assets	$843,298	$861,039	$843,298	$861,039

4.    SHAREHOLDERS’ EQUITY

During the twenty-six week period ended March 28, 2009, the Company issued 1,050 Class A Shares with an issue value of $0.3 million and redeemed 7,000 Class A Shares with a redemption value of $1.8 million. The Company issued 138 Class B Shares with an issue value of $38 thousand and redeemed 23,104 Class B Shares with a redemption value of $5.2 million. The Company issued 204 Class E Shares with an issue value of $20 thousand and redeemed 1,145 Class E Shares with a redemption value of $0.1 million.

On October 2, 2008, the Company’s Board of Directors declared a 4% cash dividend (approximately $0.8 million) on the outstanding Class E Shares of the Company as of September 27, 2008. The dividend was subsequently paid on January 5, 2009.

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

In association with the acquisition of the operation of Associated Grocers, Incorporated and its subsidiaries of Seattle, Washington (the “Acquisition”) at the beginning of fiscal year 2008, the Company assumed the Cash Balance Retirement Plan for Employees of Associated Grocers, Incorporated (“AG Cash Balance Plan”), which was a noncontributory defined benefit pension plan covering eligible employees of Associated Grocers, Incorporated who were not subject to a collective bargaining agreement. Prior to December 31, 2008, benefits under the AG Cash Balance Plan were provided through a trust and also through annuity contracts. Effective as of December 31, 2008 (the “Plan Merger Date”), the AG Cash Balance Plan was merged with and into the Unified Cash Balance Plan. Accordingly, subsequent to the Plan Merger Date, the terms and conditions governing the participants in the AG Cash Balance Plan (“AG Participants”) are set forth as described in the Company’s Amended and Restated Unified Grocers, Inc. Cash Balance Plan, effective January 1, 2009 (see Exhibit 10.38.6 to the Company’s Quarterly Report on Form 10-Q for the quarterly period ended December 27, 2008, filed on February 10, 2009 for additional information). As to the AG Participants, the terms of the AG Cash Balance Plan that existed prior to the Plan Merger Date are effective through the Plan Merger Date. AG Participants’ periods of service (as defined in the AG Cash Balance Plan) were determined and frozen as of the Plan Merger Date, such that no AG Participant will accrue any additional service after such date. Additionally, AG Participants’ accrued benefits under the AG Cash Balance Plan were frozen as of the Plan Merger Date, and no AG Participant will accrue additional pay credits or interest (as defined by the AG Cash Balance Plan) after the Plan Merger Date. Effective January 1, 2009, all qualifying employees of the Company not subject to a collective bargaining agreement (including AG Participants) will accrue benefits pursuant to the Unified Cash Balance Plan.

The Company also sponsors an Executive Salary Protection Plan (“ESPP”) that provides supplemental post-termination retirement income based on each participant’s final salary and years of service as an officer of the Company. Funds are held in a rabbi trust for the ESPP consisting primarily of life insurance policies reported at cash surrender value and mutual fund investments consisting of various publicly-traded mutual funds reported at estimated fair value based on quoted market prices. The cash surrender value of such life insurance policies aggregated $12.0 million and $15.0 million at March 28, 2009 and September 27, 2008, respectively, and are included in other assets in the Company’s consolidated condensed balance sheets. The mutual funds are reported at their estimated fair value of $1.7 million and $2.5 million at March 28, 2009 and September 27, 2008, respectively, and are included in other assets in the Company’s consolidated condensed balance sheets. The related accrued benefit cost (representing the Company’s benefit obligation to participants) of $23.3 million and $21.9 million at March 28, 2009 and September 27, 2008, respectively, is recorded in long-term liabilities, other in the Company’s consolidated condensed balance sheets. Assets held in the rabbi trust are excluded from ESPP plan assets as they do not qualify as plan assets under Statement of Financial Accounting Standards (“SFAS”) No. 87, “Employers’ Accounting for Pensions” (“SFAS 87”). The assets held in the rabbi trust are not available for general corporate purposes. The rabbi trust is subject to creditor claims in the event of insolvency.

The Company sponsors other postretirement benefit plans that cover non-union employees and provide unused sick leave benefits for certain eligible non-union and union employees. Those plans are not funded.

Unified Grocers, Inc. and Subsidiaries

Notes to Consolidated Condensed Financial Statements (Unaudited)—(Continued)

The Company’s funding policy is to make contributions to the Unified Cash Balance Plan (and previously to the AG Cash Balance Plan prior to December 31, 2008) in amounts that are at least sufficient to meet the minimum funding requirements of applicable laws and regulations, but no more than amounts deductible for federal income tax purposes. The Company expects to make estimated contributions to the now-combined Unified and AG Cash Balance Plans totaling $5.6 million during fiscal 2009, which is comprised of $3.8 million for the 2009 plan year and $1.8 million for the 2008 plan year. Of this amount, estimated contributions totaling $4.6 million are attributed to the Unified Cash Balance Plan (comprised of $3.1 million for the 2009 plan year and $1.5 million for the 2008 plan year), and $1.0 million are attributed to the former AG Cash Balance Plan (comprised of $0.7 million for the 2009 plan year and $0.3 million for the 2008 plan year). At its discretion, the Company may contribute in excess of these amounts. The Company contributed $0.8 million to the combined cash balance plans ($0.7 million to the Unified Cash Balance Plan and $0.1 million to the AG Cash Balance Plan) during the twenty-six weeks ended March 28, 2009 for the 2008 plan year.

Additionally, at the beginning of fiscal 2009, the Company expected to contribute $0.7 million to the ESPP to fund projected benefit payments to participants for the 2009 plan year. The Company contributed $0.5 million to the ESPP during the twenty-six weeks ended March 28, 2009 to fund benefit payments to participants for the 2009 plan year.

See Notes 12 and 13 to “Notes to Consolidated Financial Statements” in Part II, Item 8 “Financial Statements and Supplementary Data” of the Company’s Annual Report on Form 10-K for the year ended September 27, 2008 for additional information regarding the Unified and AG Cash Balance Plans, the Company’s ESPP and the Company’s postretirement benefit plans.

In September 2006, the FASB ratified Emerging Issues Task Force (“EITF”) Issue No. 06-4, “Accounting for Deferred Compensation and Postretirement Benefits Associated with Endorsement Split-Dollar Life Insurance Arrangements” (“EITF No. 06-4”). EITF No. 06-4 requires deferred compensation or postretirement benefit aspects of an endorsement-type split-dollar life insurance arrangement to be recognized as a liability by the employer and states the obligation is not effectively settled by the purchase of a life insurance policy. The liability for future benefits should be recognized based on the substantive agreement with the employee, which may be either to provide a future death benefit or to pay for the future cost of life insurance. The Company adopted EITF No. 06-4 in its first fiscal quarter of fiscal year-end 2009. Pursuant to the adoption guidance of EITF No. 06-4, the Company recorded a liability for the future cost of life insurance provided on behalf of current and qualifying former officers of the Company and recognized, as a change in accounting principle, a cumulative effect adjustment charge of $3.3 million to beginning retained earnings in its consolidated condensed statement of financial position as of the beginning of the current fiscal year. As a result of changes to the initial actuarial estimates, during the second quarter of fiscal 2009, the Company reduced the initial liability $0.8 million and recognized a corresponding credit in its consolidated statement of earnings for the twenty-six weeks ended March 28, 2009. Additionally, the Company recorded service and interest cost accretion to the liability of $0.2 million for the twenty-six weeks ended March 28, 2009.

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

Unified Grocers, Inc. and Subsidiaries

Notes to Consolidated Condensed Financial Statements (Unaudited)—(Continued)

As of the date of this report, there have been no material changes to the related party transactions disclosed in Note 18 to “Notes to Consolidated Financial Statements” in Part II, Item 8 “Financial Statements and Supplementary Data” of the Company’s Annual Report on Form 10-K for the year ended September 27, 2008.

8.    NEW ACCOUNTING PRONOUNCEMENTS

In April 2009, the FASB issued three related FASB Staff Positions (“FSPs”) to clarify the application of SFAS No. 157, “Fair Value Measurements,” in the current economic environment, modify the recognition of other-than-temporary impairments of debt securities, and require companies to disclose the fair values of financial instruments in interim periods. These are FSP No. FAS 157-4, “Determining Fair Value When the Volume and Level of Activity for the Asset or Liability has Significantly Decreased and Identifying Transactions That Are Not Orderly” (“FSP FAS 157-4”), FSP No. FAS 115-2 and FAS 124-2, “Recognition and Presentation of Other-Than-Temporary Impairments” (“FSP FAS 115-2 and 124-2”), and FSP No. FAS 107-1 and APB 28-1, “Interim Disclosures about Fair Value of Financial Instruments” (“FSP FAS 107-1 and APB 28-1”).

FSP FAS 157-4 provides guidance on how to determine the fair value of assets and liabilities under SFAS No. 157 in the current economic environment and re-emphasizes that the objective of a fair-value measurement remains an exit price. It does not change the requirements on the use of Level 1 inputs, which are defined in SFAS No. 157 as quoted prices for an identical asset or liability in an active market. FSP FAS 157-4 provides guidance to determine whether there has been a significant decrease in the volume and level of activity of the market when compared with “normal” market activity, the objective of which is to determine the point within the range of fair value estimates that is most representative of fair value under current market conditions. FSP FAS 157-4 provides guidance to companies that must consider whether information indicates that an observed transaction was not orderly. They may not assume that all transactions are not orderly even if there has been a significant decrease in the volume and level of activity for the asset or liability. Disclosures required include inputs and valuation techniques used and discussion of changes in valuation techniques and related inputs, if any, that have occurred during annual or interim periods as well as more disaggregated information about debt and equity securities (e.g., by major security types) in annual and interim periods.

FSP FAS 115-2 and 124-2 modifies the requirements for recognizing other-than-temporarily impaired debt securities and significantly changes the existing impairment model for such securities. It also modifies the presentation of other-than-temporary impairment losses and increases the frequency of and expands already required disclosures about other-than-temporary impairment for debt and equity securities. The requirements on recognition apply to debt securities that are classified as available-for-sale and held-to-maturity that are subject to existing other-than-temporary impairment guidance. Equity securities are not subject to the requirements of FSP FAS 115-2 and 124-2 on recognition. However, the new presentation and disclosure requirements apply to both debt and equity securities within the scope of SFAS No. 115 (“Accounting for Certain Investments in Debt and Equity Securities”) and FSP FAS 115-1 and FAS 124-1 (“The Meaning of Other-Than-Temporary Impairment and Its Application to Certain Investments”).

FSP FAS 107-1 and APB 28-1 requires public companies to disclose the fair value of financial instruments within the scope of SFAS No. 107 (“Disclosures About Fair Value of Financial Instruments”) in interim financial statements, adding to the current annual disclosure requirements, except with respect to concentration of credit risks and market risks of all financial instruments. It also adds a requirement for the discussion of changes, if any, in the method(s) used and significant assumptions made during the period.

All three of these final FSPs are effective for interim and annual periods ending after June 15, 2009, with early adoption permitted for periods ending after March 15, 2009. However, FSP FAS 157-4 and FSP FAS 115-2 and 124-2 must be adopted concurrently. Therefore, an entity that early adopts FSP FAS 157-4 (for periods ending after March 15, 2009) must also early adopt FSP FAS 115-2 and 124-2, and vice versa. An entity that chooses to early adopt FSP FAS 107-1 and APB 28-1 (for periods ending after March 15, 2009) must also early adopt the other two FSPs. The Company is in the process of assessing the impact, if any, these standards may have on its consolidated financial statements, including an evaluation of the impact of applying these provisions on its disclosures.

Unified Grocers, Inc. and Subsidiaries

Notes to Consolidated Condensed Financial Statements (Unaudited)—(Continued)

In January 2009, the SEC issued Release No. 33-9002, “Interactive Data to Improve Financial Reporting.” The final rule release requires companies to provide financial statement information in the eXtensible Business Reporting Language (“XBRL”) and addresses the SEC’s effort to make financial reports more useful to investors. Under the final rule, companies are required to submit their regulatory filings to the SEC and post them on their corporate websites in interactive data using XBRL. The interactive data will be provided as an exhibit to periodic and current reports and registration statements, as well as to transition reports for a change in fiscal year. The final rule also does not require public companies to use interactive tagging for the management’s discussion and analysis section of their filings, executive compensation disclosures, and other statistical or narrative disclosure. This release includes one temporary section (Section 232.406T) that limits an entity’s liability for making a “good faith attempt” to comply with its requirements and for making prompt correction of errors in the Interactive Data File if they occur, and it does not subject the entity to liability under anti-fraud provisions as discussed in the temporary section.

Release No. 33-9002 is effective as of April 13, 2009, except the temporary section above is only effective from April 13, 2009 until October 31, 2014. The SEC adopted a phase-in schedule indicating when registrants must furnish interactive data. Under this schedule, the Company will be required to submit filings with financial statement information using XBRL commencing with periods ending on or after June 15, 2011, or the Company’s Quarterly Report on Form 10-Q for its third fiscal quarter of 2011. The Company is currently evaluating the impact to its financial reporting process of providing this additional information.

In December 2008, the FASB issued FSP FAS 132(R)-1, “Employers’ Disclosures about Postretirement Benefit Plan Assets,” amending SFAS No. 132(R), “Employers’ Disclosures about Pensions and Other Postretirement Benefits.” FSP FAS 132(R)-1 requires an employer to disclose investment policies and strategies, categories, fair value measurements, and significant concentration of risk among its postretirement benefit plan assets. FSP FAS 132(R)-1 is effective for fiscal years ending after December 15, 2009. Accordingly, FSP FAS 132(R)-1 will be adopted for the Company’s fiscal year-end 2010. Other than enhanced disclosure requirements as discussed above relative to the Company’s cash balance pension plan assets, the adoption of FSP FAS 132(R)-1 is not expected to have a significant impact on the Company’s consolidated financial statements.

In September 2008, the FASB issued FSP No. FAS 133-1 and FASB Interpretation (“FIN”) 45-4, “Disclosures about Credit Derivatives and Certain Guarantees: An Amendment of FASB Statement No. 133 and FASB Interpretation No. 45; and Clarification of the Effective Date of FASB Statement No. 161” (“FSP 133-1 and FIN 45-4”), which amends SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities” (“SFAS No. 133”) to require the sellers of credit derivatives (particularly credit-default swaps), including credit derivatives embedded in hybrid instruments, to provide the same disclosures as required under FIN No. 45, “Guarantor’s Accounting and Disclosures Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others” (“FIN No. 45”). Additionally, this FSP amends FIN No. 45 to add a disclosure about the current status of the payment/performance risk of a guarantee. This FSP addresses concerns raised by investors that current disclosure requirements do not provide enough information about the effect upon a swap seller of deterioration in the financial condition of the issuer of the underlying instrument. FSP 133-1 and FIN 45-4 is effective for reporting periods (annual or interim) ending after November 15, 2008. Accordingly, the Company adopted FSP 133-1 and FIN 45-4 effective with its first quarter of fiscal year-end 2009. The adoption of FSP 133-1 and FIN 45-4 did not have an impact on the Company’s consolidated condensed financial statements.

In May 2008, the FASB issued SFAS No. 162, “The Hierarchy of Generally Accepted Accounting Principles” (“SFAS No 162”). SFAS No. 162 identifies the sources of accounting principles and the framework for selecting the principles to be used in the preparation of financial statements. SFAS No. 162 became effective November 15, 2008, or 60 days following the SEC’s approval pursuant to Release No. 34-58555 on September 16, 2008, of the Public Company Accounting Oversight Board (“PCAOB”) amendments to AU Section 411, “The Meaning of ‘Present Fairly in Conformity With Generally Accepted Accounting Principles’.” The adoption of SFAS No. 162 did not have an impact on the Company’s consolidated condensed financial statements.

In April 2008, the FASB issued FSP No. FAS 142-3, “Determination of the Useful Life of Intangible Assets” (“FSP 142-3”), which amends the factors that should be considered in developing renewal or extension assumptions

Unified Grocers, Inc. and Subsidiaries

Notes to Consolidated Condensed Financial Statements (Unaudited)—(Continued)

used to determine the useful life of a recognized intangible asset under SFAS No. 142, “Goodwill and Other Intangible Assets” (“SFAS No. 142”). FSP 142-3 was issued to improve the consistency between the useful life of a recognized intangible asset under SFAS No. 142 and the period of expected cash flows used to measure the fair value of the asset under SFAS No. 141 (revised 2007), “Business Combinations,” and other U.S. GAAP. When determining the useful life of a recognized intangible asset, paragraph 11(d) of SFAS No. 142 precluded an entity from using its own assumptions about renewal or extension of an arrangement where there is likely to be substantial cost or material modifications. FSP 142-3 specifies that when entities develop assumptions about renewal or extension, an entity shall consider its own historical experience in renewing or extending similar arrangements; however, these assumptions should be adjusted for the entity-specific factors in paragraph 11 of SFAS No. 142. In the absence of that experience, an entity shall consider the assumptions that market participants would use about renewal or extension (consistent with the highest and best use of the asset by market participants), adjusted for the entity-specific factors in paragraph 11 of SFAS No. 142.

FSP 142-3 requires entities to disclose information that enables users of financial statements to assess the extent to which the expected future cash flows associated with the asset are affected by the entity’s intent and/or ability to renew or extend the arrangement. FSP 142-3 is effective for fiscal years beginning after December 15, 2008, and interim periods within those fiscal years. Early adoption is prohibited. FSP 142-3 is required to be applied prospectively to intangible assets acquired after the effective date. Accordingly, FSP 142-3 will be adopted commencing in the first quarter for the Company’s fiscal year-end 2010. The Company is currently assessing the impact this standard may have on its consolidated financial statements, although the impact of adopting FSP 142-3 will depend on the nature of the intangible assets acquired, if any, after the effective date of adoption.

In December 2007, the FASB issued SFAS No. 141 (revised 2007), “Business Combinations,” and No. 160, “Noncontrolling Interests in Consolidated Financial Statements” (“SFAS No. 141(R)” and “SFAS No. 160”). SFAS No. 141(R) requires the acquiring entity in a business combination to recognize all (and only) the assets acquired and liabilities assumed in the transaction; establishes the acquisition-date fair value as the measurement objective for all assets acquired and liabilities assumed; and requires the acquirer to disclose to investors and other users all of the information they need to evaluate and understand the nature and financial effect of the business combination. SFAS No. 160 requires all entities to report noncontrolling (minority) interests in subsidiaries in the same manner – as equity in the consolidated financial statements and also requires transactions between an entity and noncontrolling interests to be treated as equity transactions. SFAS No. 160 requires that a parent recognize a gain or loss in net income when a subsidiary is deconsolidated (as of the date the parent ceases to have a controlling financial interest in the subsidiary). Both statements are effective for fiscal years beginning on or after December 15, 2008. Early adoption of both statements is not permitted. Accordingly, SFAS No. 141(R) and SFAS No. 160 will be adopted commencing in the first quarter for the Company’s fiscal year-end 2010. The Company is currently assessing the impact these standards may have on its consolidated financial statements, although the impact of adopting SFAS No. 141(R) and SFAS No. 160 will depend on the nature of acquisitions, if any, completed after the date of adoption.

In April 2009, the FASB issued FSP No. FAS 141(R)-1, “Accounting for Assets Acquired and Liabilities Assumed in a Business Combination That Arise from Contingencies” (“FSP FAS 141(R)-1”), which amends SFAS No. 141(R) by establishing a model to account for certain pre-acquisition contingencies. Under FSP FAS 141(R)-1, an acquirer is required to recognize at fair value an asset acquired or a liability assumed in a business combination that arises from a contingency if the acquisition-date fair value of that asset or liability can be determined during the measurement period. If the acquisition-date fair value cannot be determined, then the acquirer should follow the recognition criteria in SFAS No. 5, “Accounting for Contingencies,” and FASB Interpretation No. 14, “Reasonable Estimation of the Amount of a Loss – an interpretation of FASB Statement No. 5.” Similar to SFAS No. 141(R), FSP FAS 141(R)-1 is effective for fiscal years beginning on or after December 15, 2008, and will apply prospectively to business combinations completed on or after that date. Accordingly, FSP FAS 141(R)-1 will be adopted commencing in the first quarter for the Company’s fiscal year-end 2010. The Company is currently assessing the impact this standard may have on its consolidated financial statements, although the impact of adopting FSP FAS 141(R)-1 will depend on the nature of acquisitions, if any, completed after the date of adoption.

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

In February 2007, the FASB issued SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities – Including an Amendment of FASB Statement No. 115” (“SFAS No. 159”). SFAS No. 159 provides companies with an option to measure, at specified election dates, many financial instruments and certain other items at fair value that are not currently required to be measured at fair value. SFAS No. 159 is expected to expand the use of fair value measurement consistent with the FASB’s long-term objectives for financial instruments. A company that adopts SFAS No. 159 will report unrealized gains and losses on items for which the fair value option has been elected in earnings at each subsequent reporting date. SFAS No. 159 also establishes presentation and disclosure requirements designed to facilitate comparisons between entities that choose different measurement attributes for similar types of assets and liabilities. SFAS No. 159 is effective for fiscal years beginning after November 15, 2007. Accordingly, the Company adopted SFAS No. 159 effective with its first quarter of fiscal year-end 2009. The adoption of SFAS No. 159 did not have an impact on the Company’s consolidated condensed financial statements (see Notes 1 and 2 for additional discussion related to the adoption of SFAS No. 159).

In September 2006, the FASB issued SFAS No. 158, “Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans” (“SFAS No. 158”). SFAS No. 158 requires that employers recognize on a prospective basis the funded status of an entity’s defined benefit pension and postretirement plans as an asset or liability in the financial statements, requires the measurement of defined benefit pension and postretirement plan assets and obligations as of the end of the employer’s fiscal year, and requires recognition of the funded status of defined benefit pension and postretirement plans. Accordingly, the Company adopted SFAS No. 158 in the fourth quarter of its fiscal year ending September 29, 2007 (see Notes 1, 11 and 12 to “Notes to Consolidated Financial Statements” in Part II, Item 8 “Financial Statements and Supplementary Data” of the Company’s Annual Report on Form 10-K for the year ended September 29, 2007). The requirement to measure plan assets and benefit obligations as of the date of the employer’s fiscal year-end statement of financial position shall be effective for fiscal years ending after December 15, 2008. Accordingly, the Company will adopt this requirement effective with its fiscal year-end 2009. Pursuant to the adoption criteria of SFAS No. 158, the Company anticipates that adoption of this portion of the standard will require an approximate $1.0 – $2.0 million charge (net of income taxes) to beginning retained earnings on the Company’s consolidated year-end 2009 statement of financial position.

In September 2006, the FASB issued SFAS No. 157. SFAS No. 157 provides guidance for using fair value to measure assets and liabilities. Under SFAS No. 157, fair value refers to the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants in the market in which the reporting entity operates. SFAS No. 157 establishes a fair value hierarchy that prioritizes the information used to develop the assumptions that market participants would use when pricing the asset or liability. The fair value hierarchy gives the highest priority to quoted prices in active markets and the lowest priority to unobservable data.

In addition, SFAS No. 157 requires that fair value measurements be separately disclosed by level within the fair value hierarchy. SFAS No. 157 does not require new fair value measurements. In November 2007, the FASB reaffirmed that (1) companies will be required to implement SFAS No. 157 for financial assets and liabilities, as well as for any other assets and liabilities that are carried at fair value on a recurring basis in the financial statements; and (2) SFAS No. 157 remains effective for financial statements issued for fiscal years beginning after November 15, 2007 and interim periods within those fiscal years. In February 2008, upon the issuance of FSP No. FAS 157-2, “Effective Date of FASB Statement No. 157,” the FASB did, however, provide a one-year deferral for the implementation of SFAS No. 157 for other non-financial assets and liabilities. Accordingly, the Company adopted SFAS No. 157, as modified above, effective with its first quarter of fiscal year-end 2009. Other than implementation of additional disclosure requirements (see Notes 1 and 2), the adoption of SFAS No. 157 did not have an impact on the Company’s consolidated condensed financial statements.

In October 2008, the FASB issued FSP No. FAS 157-3, “Determining the Fair Value of a Financial Asset When the Market for That Asset Is Not Active” (“FSP No. 157-3”), which amends SFAS No. FAS 157, “Fair Value Measurements,” to clarify the guidance for applying fair value accounting in an inactive market and provides an example to illustrate key considerations in determining the fair value of a financial asset when the market for that financial asset is no longer active. The Company adopted FSP No. 157-3 effective with its first quarter of fiscal year-end 2009, in conjunction with SFAS No. 157 (see Notes 1 and 2). The adoption of FSP No. 157-3 did not have an impact on the Company’s consolidated condensed financial statements.

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

COMPANY OVERVIEW

General

A California corporation organized in 1922 and incorporated in 1925, Unified Grocers, Inc. (referred to in this Form 10-Q as “Unified,” “the Company,” “our” or “we”) is a retailer-owned, grocery wholesale cooperative serving supermarket, specialty and convenience store operators located primarily in the western United States and in the South Pacific. Our customers range in size from single store operators to multiple store chains. The Company operates its business in two reportable business segments: (1) Wholesale Distribution; and (2) Insurance. All remaining business activities are grouped into “All Other” (see Note 3 of “Notes to Consolidated Condensed Financial Statements” in Item 1 “Financial Statements”).

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

Our strategic focus is to promote the success of independent retailers. A significant milestone was achieved in early fiscal 2008, when we purchased certain assets and assumed certain liabilities of Associated Grocers, Incorporated (“AG”) and its subsidiaries (the “Seattle Operations”), a retailer-owned grocery cooperative headquartered in Seattle, Washington (the “Acquisition”). The Seattle Operations primarily serve retailers throughout Washington, Oregon, Alaska and the South Pacific. This transaction provides the independent retailers served by Unified an increased profile with the vendor community, improved retail market share in the Pacific Northwest and the benefit of reduced cost burdens of capital and overhead.

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

We distribute the earnings from activities conducted with our Members, excluding subsidiaries (collectively, “patronage business”), in the form of patronage dividends. We conduct patronage business with Members within the Wholesale Distribution segment. Our patronage earnings are based on the combined results of the Company’s three patronage earnings divisions: the Southern California Dairy Division, the Pacific Northwest Dairy Division and the Cooperative Division. We conduct business on a non-patronage basis in the Wholesale Distribution segment through our Cooperative Division, specialty food subsidiary (Market Centre) and international sales subsidiary (Unified International, Inc). These businesses sell products to both Members and Non-Members. An entity that does not meet Member purchase requirements or does not desire to become a Member may conduct business with Unified as a Non-Member customer on a non-patronage basis. The Company does business through its subsidiaries on a non-patronage basis. Earnings from the Company’s subsidiaries and from business conducted with Non-Members (collectively, “non-patronage business”) are retained by the Company.

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

In conjunction with the Acquisition, the Company began to review the overall logistics model for the Pacific Northwest region. The need to develop a new comprehensive logistics model was predicated on the fact that the lease on the main warehouse and office complex in Seattle (formerly operated by AG) is short-term in nature and the configuration of this complex is not optimum. The objective of the review is to determine the size, configuration and location(s) for a distribution facility (facilities) in the Pacific Northwest to best serve our customers in the region. The Company expects to complete its review of the overall logistics model for the Pacific Northwest region by the end of fiscal 2009.

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

Economic Factors

We are impacted by changes in the overall economic environment. An inflationary or deflationary economic period could impact the Company’s operating expenses in a variety of areas, including, but not limited to, employee wages, benefits and workers’ compensation insurance, as well as energy and fuel costs. In recent periods, the Company has experienced significant volatility in the cost of certain commodities, the cost of ingredients for our manufactured breads and processed fluid milk, and the cost of packaged goods purchased from other manufacturers. The Company’s pricing programs are designed to pass these costs on to our customers; however, the Company may not always be able to pass such changes to customers on a timely basis. Any delay may result in a less than full recovery of price increases. It is also difficult to predict the effect that possible future purchased or manufactured product cost decreases might have on our profitability. The effect of deflation in purchased or manufactured product costs would depend on the extent to which we had to lower selling prices of our products to respond to sales price competition in the market. Consequently, it is difficult for us to accurately predict the impact that inflation or deflation might have on our operations.

The majority of Unified’s investments (approximately 84%) are held by two of our insurance subsidiaries, and include U.S. government agency mortgage-backed securities, high quality investment grade corporate bonds, and U.S. government treasury securities. These investments are generally not actively traded and are valued based upon inputs including quoted prices for identical or similar assets. Collectively, these investments have experienced a slight decrease in estimated fair value or market value since the beginning of our 2009 fiscal year. Approximately 11% of Unified’s investments are held by our Wholesale Distribution Business, which consists primarily of Western Family Holding Company (“Western Family”) common stock. Western Family is a private cooperative located in Oregon from which the Company purchases food and related general merchandise products. Approximately 5% of our investments are held by our other support businesses and consists of an investment by the Company’s finance subsidiary in a third party bank. The third party bank operates as a cooperative and therefore its borrowers are required to own its Class B stock.

Life insurance and mutual fund assets with values tied to the equity markets have been negatively impacted by the overall market decline that took place during fiscal year 2008 as well as the twenty-six weeks ended March 28, 2009. Although net earnings and net comprehensive earnings experienced a decrease corresponding to the decline in life insurance and mutual fund assets, respectively, the decline in such assets is deemed by management to be temporary in nature.

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

Sales Activities and Recent Developments

We experienced an overall sales decrease of $47.6 million, or 2.3%, for the twenty-six weeks ended March 28, 2009 (the “2009 Period”) as compared to the twenty-six week period ended March 29, 2008 (the “2008 Period”). Our Wholesale Distribution segment decreased $47.0 million in the 2009 Period compared to the 2008 Period. This decrease includes sales to one former customer of AG (“AG customer”) as it transitioned to another wholesaler during the 2008 Period. Sales to the transitioned AG customer were $55.5 million in the 2008 Period. Excluding the impact of this transition customer, wholesale sales increased $8.5 million, or 0.4%.

Sales in our Insurance segment decreased $0.5 million in the 2009 Period versus the 2008 Period due to the insurance climate becoming more competitive and premium rates declining over the 2008 Period. In addition, due to the competitive climate, we experienced a decline in our policy renewals compared to the 2008 Period. Sales in our All Other business activities decreased $0.1 million in the 2009 Period versus the 2008 Period.

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

	Thirteen Weeks Ended		% Change Thirteen Weeks	Twenty-Six Weeks Ended		% Change Twenty-Six Weeks
Fiscal Period Ended	March 28, 2009	March 29, 2008		March 28, 2009	March 29, 2008
Net sales	100.0%	100.0%	(4.1)%	100.0%	100.0%	(2.3)%
Cost of sales	91.0	90.3	(3.3)	90.7	90.5	(2.1)
Distribution, selling and administrative expenses	8.3	8.8	(9.8)	8.0	7.9	(1.9)
Operating income	0.7	0.9	(23.3)	1.3	1.6	(15.2)
Interest expense	(0.3)	(0.4)	(31.9)	(0.3)	(0.4)	(24.7)
Estimated patronage dividends	0.1	(0.2)	(140.3)	(0.5)	(0.5)	(8.8)
Income taxes	(0.2)	(0.2)	28.7	(0.2)	(0.3)	(12.7)
Net earnings	0.3%	0.1%	94.8%	0.3%	0.4%	(15.0)%

THIRTEEN WEEK PERIOD ENDED MARCH 28, 2009 (“2009 PERIOD”) COMPARED TO THE THIRTEEN WEEK PERIOD ENDED MARCH 29, 2008 (“2008 PERIOD”)

Overview of the 2009 Period.    Our consolidated operating income decreased $2.1 million to $6.8 million in the 2009 Period compared to $8.9 million in the 2008 Period.

The decrease in operating income was due, in large part, to reduced prices related to the conversion of former AG customers to membership at the beginning of fiscal 2009 that qualified them for Member pricing and to decreased sales, due primarily to our no longer serving a former AG customer that transitioned to another wholesaler during the 2008 Period.

The overall decrease in operating income is summarized in our operating segments and other business activities as follows:

•

Wholesale Distribution Segment:    The Wholesale Distribution segment’s operating income decreased $2.1 million to $6.6 million in the 2009 Period compared to $8.7 million in the 2008 Period. The decrease in operating income was due, in large part, to reduced prices related to the conversion of former AG customers to membership at the beginning of fiscal 2009 that qualified them for Member pricing and to decreased sales, due primarily to our no longer serving a former AG customer that transitioned to another wholesaler during the 2008 Period. The effect of these activities was partially offset by lower overall distribution, selling and administrative expenses.

•	Insurance Segment: Operating income decreased $0.1 million in our Insurance segment to $0.2 million in the 2009 Period compared to $0.3 million in the 2008 Period.

•

All Other:    Operating income was insignificant for the 2009 Period and a loss of $0.1 million for the 2008 Period. All Other business activities primarily consist of activities conducted through our finance subsidiary. Beginning in fiscal 2004, and continuing through the third fiscal quarter of fiscal 2008, the Company’s “All Other” category also included the consolidation of a variable interest entity as discussed in Note 3 to “Notes to Consolidated Financial Statements” in our Annual Report on Form 10-K for the year ended September 27, 2008. No future losses or returns related to this variable interest entity were expected, and as such, consolidation was no longer required as of September 27, 2008. Deconsolidating the variable interest entity had no material impact on our financial statements.

The following tables summarize the performance of each business segment for the 2009 and 2008 Periods.

Wholesale Distribution Segment

(dollars in thousands)

	Thirteen Weeks Ended March 28, 2009		Thirteen Weeks Ended March 29, 2008
	Amounts in 000’s	Percent to Net Sales	Amounts in 000’s	Percent to Net Sales	Difference
Gross sales	$948,719	—	$988,568	—	$(39,849)
Inter-segment eliminations	—	—	—	—	—

Net sales	948,719	100.0%	988,568	100.0%	(39,849)
Cost of sales	865,319	91.2	894,787	90.5	(29,468)
Distribution, selling and administrative expenses	76,773	8.1	85,040	8.6	(8,267)

Operating income	$6,627	0.7%	$8,741	0.9%	$(2,114)

Insurance Segment

(dollars in thousands)

	Thirteen Weeks Ended March 28, 2009		Thirteen Weeks Ended March 29, 2008
	Amounts in 000’s	Percent to Net Sales	Amounts in 000’s	Percent to Net Sales	Difference
Gross sales – premiums earned	$6,015	—	$6,834	—	$(819)
Inter-segment eliminations	(3,174)	—	(3,745)	—	571

Net sales – premiums earned	2,841	100.0%	3,089	100.0%	(248)
Cost of sales – underwriting expenses	908	31.9	999	32.3	(91)
Selling and administrative expenses	1,727	60.8	1,793	58.1	(66)

Operating income	$206	7.3%	$297	9.6%	$(91)

All Other

(dollars in thousands)

	Thirteen Weeks Ended March 28, 2009		Thirteen Weeks Ended March 29, 2008
	Amounts in 000’s	Percent to Net Sales	Amounts in 000’s	Percent to Net Sales	Difference
Gross sales	$207	—	$445	—	$(238)
Inter-segment eliminations	(72)	—	(207)	—	135

Net sales	135	100.0%	238	100.0%	(103)
Selling and administrative expenses	123	91.1	349	146.6	(226)

Operating income	$12	8.9%	$(111)	(46.6)%	$123

Net sales.    Consolidated net sales decreased $40.2 million, or 4.1%, to $951.7 million in the 2009 Period compared to $991.9 million for the 2008 Period.

•

Wholesale Distribution Segment:    Net Wholesale Distribution sales decreased $39.9 million to $948.7 million in the 2009 Period compared to $988.6 million for the 2008 Period. This decrease includes sales to one former AG customer as it transitioned to another wholesaler during the 2008 Period. Sales to this transition customer were $27.0 million in the 2008 Period.

Discontinued Customers

•	During the 2008 Period, Unified temporarily served one former AG customer as it transitioned to another wholesaler. Sales to this customer were $27.0 million in the 2008 Period.

•	Sales to other customers in the 2008 Period that discontinued business with us and began purchasing their products from competitors were $3.7 million.

Continuing Customers

•

Sales to customers that continued to purchase from Unified decreased by approximately $16.7 million due to the general decline in economic conditions. Sales in our Market Centre specialty foods subsidiary increased $7.5 million, while sales in our other product lines declined $24.2 million.

New Customers

•	During the 2009 Period, we began supplying customers that were previously served by competitors, resulting in a $7.5 million increase in sales.

•

Insurance Segment:    Net sales, consisting principally of premium revenues, decreased $0.2 million to $2.9 million in the 2009 Period compared to $3.1 million for the 2008 Period. The insurance climate has become more competitive and premium rates have declined over the 2008 Period. In addition, due to the competitive climate, we experienced a decline in our policy renewals compared to the 2008 Period. The decline in our California workers’ compensation policy activity was partially offset by a growth in premiums related to liability coverage.

•	All Other: Net sales decreased $0.1 million to $0.1 million in the 2009 Period versus $0.2 million in the 2008 Period.

Cost of sales (including underwriting expenses).    Consolidated cost of sales was $866.2 million for the 2009 Period and $895.8 million for the 2008 Period and comprised 91.0% and 90.3% of consolidated net sales for the 2009 and 2008 Periods, respectively.

•

Wholesale Distribution Segment:    Cost of sales decreased by $29.5 million to $865.3 million in the 2009 Period compared to $894.8 million in the 2008 Period. As a percentage of net wholesale sales, cost of sales was 91.2% and 90.5% for the 2009 and 2008 Periods, respectively.

•

The change in product and customer sales mix contributed to a 0.7% increase in cost of sales as a percent of net wholesale sales. This change is due primarily to seventy-five customers from the AG Acquisition becoming Members and converting to Member pricing at the beginning of fiscal 2009.

•

Vendor related activity in the 2009 Period did not result in a change in cost of sales as a percent of net wholesale sales, but continues to comprise a varying component of cost of sales within the Wholesale Distribution segment. Our vendors and brokers are continually evaluating their go-to-market strategies to effectively promote their products. Changes in their strategies could have a favorable or unfavorable impact on our financial performance. See “Critical Accounting Policies and Estimates – Vendor Funds” discussed in Part II, Item 7 “Management’s Discussion and Analysis of Financial Condition and Results of Operations” of the Company’s Annual Report on Form 10-K for the year ended September 27, 2008.

•

Insurance Segment:    Cost of sales (including underwriting expenses), primarily consisting of claims loss and loss adjustment expenses, underwriting expenses, commissions, premium taxes and regulatory fees, decreased $0.1 million from $1.0 million in the 2008 Period to $0.9 million in the 2009 Period. The decline in cost of sales in the 2009 Period resulted from lower commissions and premium taxes due to the reduction in policy renewals discussed in “Net Sales – Insurance Segment.” Additionally, the cost of insurance and the sufficiency of loss reserves are also impacted by actuarial estimates based on a detailed analysis of health care cost trends, mortality rates, claims history, demographics and industry trends. As a result, the amount of loss reserves and future expenses is significantly affected by these variables and may significantly change, depending on the cost of providing benefits and the results of further legislative action. See additional discussion related to insurance reserves under “Risk Factors” – “Our insurance reserves may be inadequate if unexpected losses occur.”

Distribution, selling and administrative expenses.    Consolidated distribution, selling and administrative expenses were $78.6 million in the 2009 Period compared to $87.2 million in the 2008 Period, and comprised 8.3% and 8.8% of net sales for the 2009 and 2008 Periods, respectively.

•

Wholesale Distribution Segment:    Distribution, selling and administrative expenses were $76.8 million in the 2009 Period compared to $85.1 million in the 2008 Period, and comprised 8.1% and 8.6% of net wholesale sales for the 2009 and 2008 Periods, respectively. As discussed in further detail below, decreases in fuel, life insurance, rent, workers’ compensation and other expenses of $9.9 million, or 0.7% as a percent of net wholesale sales, were partially offset by an increase in medical benefits expenses of $1.4 million, or 0.2% as a percent of net wholesale sales.

•

Fuel Expense:    During the 2009 Period, we experienced diesel fuel expense decreases of $1.8 million, or 0.2% as a percent of net wholesale sales. This decrease is primarily due to the lower cost of diesel fuel as compared to the 2008 Period. As described in “Economic Factors,” changes in the cost of diesel fuel are reflected monthly in a fuel surcharge applied to all delivered business.

•

Insurance Expense (other than Workers’ Compensation):    During the 2009 Period, we experienced life insurance expense decreases of $1.1 million, or 0.1% as a percent of net wholesale sales. This decrease is primarily due to changes in the cash surrender value of our life insurance policy assets. In the 2008 Period, the value of our policy assets declined $1.4 million, resulting in an increase in our expense. In the 2009 Period, the value of our policy assets declined $0.3 million. The net impact of changes in our policy assets resulted in expenses declining $1.1 million in the 2009 Period as compared to the 2008 Period. These declines are a result of a decrease in the fair value of the underlying securities (reflecting the general decline in market conditions), which are highly concentrated in U.S. equity markets and priced based on readily determinable market values.

•

Rent Expense:    During the 2009 Period, we experienced decreases in rent of $0.9 million, or 0.1% as a percent of net wholesale sales. This decrease is primarily related to closing a warehouse that was no longer needed.

•	Workers’ Compensation Expense: Our workers’ compensation expenses decreased by $0.6 million, or 0.1% as a percent of net wholesale sales, due to reduced premiums for our calendar 2009 policy.

•

Medical Benefits:    During the 2009 Period, we experienced medical benefits expense increases of $1.4 million, or 0.2% as a percent of net wholesale sales. This increase was due in part to an increase of approximately $0.5 million in the cost of medical insurance premiums for employees covered under collective bargaining agreements. The remaining increase of $0.9 million is attributable to costs associated with non-union employees.

•	Other Expense Changes: General expenses decreased $5.5 million, or 0.2% as a percent of net wholesale sales.

•	Insurance Segment: Selling and administrative expenses for the Insurance segment decreased $0.1 million from $1.8 million in the 2008 Period to $1.7 million in the 2009 Period.

•	All Other: Selling and administrative expenses for our All Other business activities decreased $0.3 million to $0.1 million in the 2009 Period from $0.4 million in the 2008 Period.

Interest.    Interest expense decreased $1.3 million to $2.7 million in the 2009 Period compared to $4.0 million in the 2008 Period and comprised 0.3% and 0.4% of consolidated net sales for the 2009 and 2008 Periods, respectively. Factors impacting interest expense are as follows:

•	Interest expense on our primary debt instruments (as described below) decreased $1.3 million to $2.4 million in the 2009 Period compared to $3.7 million in the 2008 Period.

•

Weighted Average Borrowings:    Weighted average borrowings increased marginally by $2.3 million in the 2009 Period compared to the 2008 Period, resulting in interest expense that remained consistent in the 2009 Period compared to the 2008 Period.

•

Interest Rates:    Interest expense decreased $1.3 million from the 2008 Period due to a decrease in our effective borrowing rate. Our effective borrowing rate for the combined primary debt, made up of the revolving line of credit and senior secured notes, was 4.0% and 6.0% for the 2009 and 2008 Periods, respectively, and decreased due to a reduction in the base rate on the revolving line of credit.

Borrowings on our revolving credit agreement are subject to market rate fluctuations. A 25 basis point change in the market rate of interest over the period would have resulted in a $0.1 million increase or decrease in corresponding interest expense.

•	Interest expense on our other debt instruments was $0.3 million in the 2009 and 2008 Periods.

Estimated patronage dividends.    Estimated patronage dividends for the 2009 Period were a $0.7 million credit, compared to a $1.8 million charge in the 2008 Period. Patronage dividends for the 2009 and 2008 Periods consisted of the patronage earnings from the Company’s three patronage earnings divisions: the California Dairy Division, the Pacific Northwest Dairy Division and the Cooperative Division. For the 2009 and 2008 Periods, respectively, the Company had patronage earnings of $2.5 million and $2.5 million in the California Dairy Division, $0.4 million and $0.2 million in the Pacific Northwest Dairy Division and a patronage loss of $3.6 million and $0.9 million in the Cooperative Division. The increase in the Pacific Northwest Dairy Division is related to the addition of sales to AG customers that have become Members. The decline in the Cooperative Division patronage earnings was due to reduced prices related to the conversion of former AG customers to membership at the beginning of fiscal 2009 that qualified them for Member pricing in addition to lower sales, partially offset by decreased distribution, selling and administrative expenses. Patronage dividends generated by the Cooperative Division are distributed annually (see Part I, Item 1 “Business – Patronage Dividends” of the Company’s Annual Report on Form 10-K for the year ended September 27, 2008 for additional information), while patronage dividends generated by the dairy divisions are paid quarterly (historically in cash).

Income taxes.    The Company’s effective income tax rate was 49.2% for the 2009 Period compared to 59.4% for the 2008 Period. The higher rate for the 2008 Period is due to unfavorable fluctuations in permanent book-to-tax differences related to the Company’s corporate-owned life insurance policies.

TWENTY-SIX WEEK PERIOD ENDED MARCH 28, 2009 (“2009 PERIOD”) COMPARED TO THE TWENTY-SIX WEEK PERIOD ENDED MARCH 29, 2008 (“2008 PERIOD”)

Overview of the 2009 Period.    Our consolidated operating income decreased $4.8 million to $26.6 million in the 2009 Period compared to $31.4 million in the 2008 Period.

The decrease in operating income was due, in large part, to reduced prices related to the conversion of former AG customers to membership at the beginning of the 2009 Period that qualified them for Member pricing and to decreased sales, due primarily to our no longer serving a former AG customer that transitioned to another wholesaler during the 2008 Period, partially offset by reduced insurance reserves in our Insurance segment.

The overall decrease in operating income is summarized in our operating segments and other business activities as follows:

•

Wholesale Distribution Segment:    The Wholesale Distribution segment’s operating income decreased $6.1 million to $24.1 million in the 2009 Period compared to $30.2 million in the 2008 Period. The decrease in operating income was due, in large part, to reduced prices related to the conversion of former AG customers to membership at the beginning of the 2009 Period that qualified them for Member pricing and to decreased sales, due primarily to our no longer serving a former AG customer that transitioned to another wholesaler during the 2008 Period.

•

Insurance Segment:    Operating income increased $1.3 million in our Insurance segment to $2.5 million in the 2009 Period compared to $1.2 million in the 2008 Period. The improvement in the 2009 Period resulted primarily from lowering loss reserves based on improved claims loss experience for earlier periods.

•

All Other:    All Other business activities primarily consist of activities conducted through our finance subsidiary. Beginning in fiscal 2004, and continuing through the third fiscal quarter of fiscal 2008, the Company’s “All Other” category also included the consolidation of a variable interest entity as discussed in Note 3 to “Notes to Consolidated Financial Statements” in our Annual Report on Form 10-K for the year ended September 27, 2008. No future losses or returns related to this variable interest entity were expected, and as such, consolidation was no longer required as of September 27, 2008. Deconsolidating the variable interest entity had no material impact on our financial statements. Operating income was insignificant for the 2009 and 2008 Periods.

The following tables summarize the performance of each business segment for the 2009 and 2008 Periods.

Wholesale Distribution Segment

(dollars in thousands)

	Twenty-Six Weeks Ended March 28, 2009		Twenty-Six Weeks Ended March 29, 2008
	Amounts in 000’s	Percent to Net Sales	Amounts in 000’s	Percent to Net Sales	Difference
Gross sales	$1,990,569	—	$2,037,521	—	$(46,952)
Inter-segment eliminations	—	—	—	—	—

Net sales	1,990,569	100.0%	2,037,521	100.0%	(46,952)
Cost of sales	1,810,878	91.0	1,848,966	90.8	(38,088)
Distribution, selling and administrative expenses	155,573	7.8	158,322	7.8	(2,749)

Operating income	$24,118	1.2%	$30,233	1.4%	$(6,115)

Insurance Segment

(dollars in thousands)

	Twenty-Six Weeks Ended March 28, 2009		Twenty-Six Weeks Ended March 29, 2008
	Amounts in 000’s	Percent to Net Sales	Amounts in 000’s	Percent to Net Sales	Difference
Gross sales – premiums earned	$12,479	—	$14,037	—	$(1,558)
Inter-segment eliminations	(6,473)	—	(7,581)	—	1,108

Net sales – premiums earned	6,006	100.0%	6,456	100.0%	(450)
Cost of sales – underwriting expenses	194	3.2	1,743	27.0	(1,549)
Selling and administrative expenses	3,342	55.6	3,506	54.3	(164)

Operating income	$2,470	41.2%	$1,207	18.7%	$1,263

All Other

(dollars in thousands)

	Twenty-Six Weeks Ended March 28, 2009		Twenty-Six Weeks Ended March 29, 2008
	Amounts in 000’s	Percent to Net Sales	Amounts in 000’s	Percent to Net Sales	Difference
Gross sales	$509	—	$933	—	$(424)
Inter-segment eliminations	(170)	—	(458)	—	288

Net sales	339	100.0%	475	100.0%	(136)
Selling and administrative expenses	307	90.6	519	109.3	(212)

Operating income	$32	9.4%	$(44)	(9.3)%	$76

Net sales. Consolidated net sales decreased $47.6 million, or 2.3%, to $1.997 billion in the 2009 Period compared to $2.044 billion for the 2008 Period.

•

Wholesale Distribution Segment:    Net Wholesale Distribution sales decreased $47.0 million to $1.991 billion in the 2009 Period compared to $2.038 billion for the 2008 Period. This decrease includes sales to one former AG customer as it transitioned to another wholesaler during the 2008 Period. Sales to this transition customer were $55.5 million in the 2008 Period.

Discontinued Customers

•	During the 2008 Period, Unified temporarily served one former AG customer as it transitioned to another wholesaler. Sales to this customer were $55.5 million in the 2008 Period.

•	Sales to other customers in the 2008 Period that discontinued business with us and began purchasing their products from competitors were $6.3 million.

Continuing Customers

•

Sales to customers that continued to purchase from Unified decreased by approximately $3.3 million due to the general decline in economic conditions. Sales in our Market Centre specialty foods subsidiary increased $14.0 million while sales in our other product lines declined $17.3 million.

New Customers

•	During the 2009 Period, we began supplying customers that were previously served by competitors, resulting in an $18.1 million increase in sales.

•

Insurance Segment:    Net sales, consisting principally of premium revenues, decreased $0.5 million to $6.0 million in the 2009 Period compared to $6.5 million for the 2008 Period. The insurance climate has become more competitive and premium rates have declined over the 2008 Period. In addition, due to the competitive climate, we experienced a decline in our policy renewals compared to the 2008 Period. The decline in our California workers’ compensation policy activity was partially offset by a growth in premiums related to liability coverage.

•	All Other: Net sales decreased $0.1 million to $0.3 million in the 2009 Period versus $0.4 million in the 2008 Period.

Cost of sales (including underwriting expenses).    Consolidated cost of sales was $1.811 billion for the 2009 Period and $1.851 billion for the 2008 Period and comprised 90.7% and 90.5% of consolidated net sales for the 2009 and 2008 Periods, respectively.

•

Wholesale Distribution Segment:    Cost of sales decreased by $38.0 million to $1.811 billion in the 2009 Period compared to $1.849 billion in the 2008 Period. As a percentage of net wholesale sales, cost of sales was 91.0% and 90.8% for the 2009 and 2008 Periods, respectively.

•

The change in product and customer sales mix associated with the Seattle Operations, acquired in early fiscal 2008, contributed to a 0.5% increase in cost of sales as a percent of net wholesale sales. This change is due primarily to seventy-five customers from the AG Acquisition becoming Members and converting to Member pricing.

•

Vendor related activity contributed to a 0.3% decrease in cost of sales as a percent of net wholesale sales. The change is primarily driven by an increase in inventory holding gains (realized upon sale) from vendor price increases. Our vendors and brokers are continually evaluating their go-to-market strategies to effectively promote their products. Changes in their strategies could have a favorable or unfavorable impact on our financial performance. See “Critical Accounting Policies and Estimates – Vendor Funds” discussed in Part II, Item 7 “Management’s Discussion and Analysis of Financial Condition and Results of Operations” of the Company’s Annual Report on Form 10-K for the year ended September 27, 2008.

•

Insurance Segment:    Cost of sales (including underwriting expenses), primarily consisting of claims loss and loss adjustment expenses, underwriting expenses, commissions, premium taxes and regulatory fees, decreased $1.5 million from $1.7 million in the 2008 Period to $0.2 million in the 2009 Period. The decline in cost of sales in the 2009 Period resulted from lowering loss reserves based on improving loss experience for earlier periods. Additionally, the cost of insurance and the sufficiency of loss reserves are also impacted by actuarial estimates based on a detailed analysis of health care cost trends, mortality rates, claims history, demographics and industry trends. As a result, the amount of loss reserves and future expenses is significantly affected by these variables and may significantly change, depending on the cost of providing benefits and the results of further legislative action. See additional discussion related to insurance reserves under “Risk Factors” – “Our insurance reserves may be inadequate if unexpected losses occur.”

Distribution, selling and administrative expenses.    Consolidated distribution, selling and administrative expenses were $159.2 million in the 2009 Period compared to $162.3 million in the 2008 Period, and comprised 8.0% and 7.9% of net sales for the 2009 and 2008 Periods, respectively.

•

Wholesale Distribution Segment:    Distribution, selling and administrative expenses were $155.6 million in the 2009 Period compared to $158.3 million in the 2008 Period, and comprised 7.8% of net wholesale sales for the 2009 and 2008 Periods. As discussed in further detail below, fuel, rent and other expenses decreased by $7.0 million, or 0.3% as a percent of net wholesale sales, and were partially offset by an increase in workers’ compensation and medical benefits expenses of $4.3 million, or 0.3% as a percent of net wholesale sales.

•

Fuel Expense:    During the 2009 Period, we experienced diesel fuel expense decreases of $2.3 million, or 0.1% as a percent of net wholesale sales. This decrease is primarily due to the lower cost of diesel fuel as compared to the 2008 Period. As described in “Economic Factors,” changes in the cost of diesel fuel are reflected monthly in a fuel surcharge applied to all delivered business.

•

Rent Expense:    During the 2009 Period, we experienced decreases in rent of $1.3 million, or 0.1% as a percent of net wholesale sales. This decrease is primarily related to closing a warehouse that was no longer needed.

•

Medical Benefits:    During the 2009 Period, we experienced medical benefits expense increases of $2.9 million, or 0.2% as a percent of net wholesale sales. This increase was due in part to an increase of approximately $1.0 million in the cost of medical insurance premiums for employees covered under collective bargaining agreements. The remaining increase of $1.9 million is attributable to costs associated with non-union employees.

•

Workers’ Compensation Expense:    Our workers’ compensation expenses increased by $1.4 million, or 0.1% as a percent of net wholesale sales, primarily due to a reduction in our actuarially developed loss estimates recorded in the 2008 Period. Future expenses may significantly change depending on the cost of providing health care and the results of legislative action.

•	Other Expense Changes: General expenses decreased $3.4 million, or 0.1% as a percent of net wholesale sales.

•	Insurance Segment: Selling and administrative expenses for the Insurance segment decreased $0.2 million from $3.5 million in the 2008 Period to $3.3 million in the 2009 Period.

•	All Other: Selling and administrative expenses for our All Other business activities were $0.3 million and $0.5 million in the 2009 and 2008 Periods, respectively.

Interest.    Interest expense decreased $2.0 million to $6.4 million in the 2009 Period compared to $8.4 million in the 2008 Period and comprised 0.3% and 0.4% of consolidated net sales for the 2009 and 2008 Periods, respectively. Factors impacting interest expense are as follows:

•	Interest expense on our primary debt instruments (as described below) decreased $1.9 million to $5.8 million in the 2009 Period compared to $7.7 million in the 2008 Period.

•

Weighted Average Borrowings:    Interest expense increased $0.5 million from the 2008 Period due to an increase in our weighted average borrowings. Weighted average borrowings increased by $16.4 million primarily due to amounts needed to finance the cost increases in products purchased for resale, resulting in higher working capital requirements.

•

Interest Rates:    Interest expense decreased $2.4 million from the 2008 Period due to a decrease in our effective borrowing rate. Our effective borrowing rate for the combined primary debt, made up of the revolving line of credit and senior secured notes, was 4.5% and 6.3% for the 2009 and 2008 Periods, respectively, and decreased due to a reduction in the base rate on the revolving line of credit.

Borrowings on our revolving credit agreement are subject to market rate fluctuations. A 25 basis point change in the market rate of interest over the period would have resulted in a $0.1 million increase or decrease in corresponding interest expense.

•

Interest expense on our other debt instruments was $0.6 million in the 2009 Period, a decrease of $0.1 million compared to $0.7 million in the 2008 Period. The decrease is primarily due to lower interest on Members’ excess deposits as the prime rate decreased and subordinated patronage dividend certificates that were paid in full in December 2007. See Note 10 to “Notes to Consolidated Financial Statements” in Part II, Item 8 “Financial Statements and Supplementary Data” of the Company’s Annual Report on Form 10-K for the year ended September 27, 2008 regarding the subordinated patronage dividend certificates.

Estimated patronage dividends.    Estimated patronage dividends for the 2009 Period were $9.3 million, compared to $10.2 million in the 2008 Period, a decrease of 8.8%. Patronage dividends for the 2009 and 2008 Periods consisted of the patronage earnings from the Company’s three patronage earnings divisions: the California Dairy Division, the Pacific Northwest Dairy Division and the Cooperative Division. For the 2009 and 2008 Periods, respectively, the Company had patronage earnings of $5.0 million and $5.1 million in the California Dairy Division, $0.8 million and $0.4 million in the Pacific Northwest Dairy Division and $3.5 million and $4.7 million in the Cooperative Division. The increase in the Pacific Northwest Dairy Division is related to the addition of sales to AG customers that have become Members. The decline in the Cooperative Division patronage earnings was due to decreased operating income due, in large part, to reduced prices related to the conversion of former AG customers to membership at the beginning of the 2009 Period that qualified them for Member pricing and to decreased sales, due primarily to our no longer serving a former AG customer that transitioned to another wholesaler during the 2008 Period.

Income taxes.    The Company’s effective income tax rate was relatively consistent at 42.6% for the 2009 Period compared to 42.0% for the 2008 Period.

LIQUIDITY AND CAPITAL RESOURCES

The Company finances its capital needs through a combination of internal and external sources. These sources include cash flows from operations, Member capital and other Member investments, bank borrowings, various types of long-term debt and lease financing. The Company believes that the combination of cash flows from operations, current cash balances, and available lines of credit will be sufficient to service its debt, redeem Members’ capital shares, make income tax payments and meet its anticipated needs for working capital and capital expenditures (including facility expansion and renovation projects discussed in “Facilities and Transportation”) through at least the next three fiscal years.

CASH FLOW

The Company generated positive cash flow from operating activities during the twenty-six week 2009 Period. Cash from operations was used for investing and financing activities, including redemption of Members’ capital shares and investing in the Company’s infrastructure. The Company also reinvested proceeds from maturing investments.

As a result of these activities, net cash, consisting of cash and cash equivalents, increased by $0.3 million to $16.1 million for the twenty-six week 2009 Period ended March 28, 2009 compared to $15.8 million as of the fiscal year ended September 27, 2008.

The following table summarizes the impact of operating, investing and financing activities on the Company’s cash flows for the twenty-six week 2009 and 2008 Periods:

(dollars in thousands)

Summary of Net Increase (Decrease) in Total Cash Flows	2009	2008	Difference
Cash provided (utilized) by operating activities	$40,707	$(20,626)	$61,333
Cash utilized by investing activities	(1,968)	(49,242)	47,274
Cash (utilized) provided by financing activities	(38,460)	61,722	(100,182)

Total increase (decrease) in cash flows	$279	$(8,146)	$8,425

Net cash flows from operating, investing and financing activities increased by $8.4 million, to an increase of $0.3 million in cash for the 2009 Period compared to a decrease of $8.1 million in cash for the 2008 Period. The increase in net cash flow for the 2009 Period consisted of cash provided from operating activities of $40.7 million, offset by cash used in investing activities of $2.0 million and financing activities of $38.4 million. The primary factors contributing to the changes in cash flow are discussed below. At March 28, 2009 and September 27, 2008, working capital was $177.7 million and $200.7 million, respectively, and the current ratio was 1.6 and 1.7, respectively.

Operating Activities:    Net cash provided by operating activities increased by $61.3 million to $40.7 million provided in the 2009 Period compared to $20.6 million used in the 2008 Period. The increase in cash provided by operating activities compared to the 2008 Period was attributable primarily to an increase of $51.4 million in accounts receivable, as a result of a $15.0 million reduction in accounts receivable in the 2009 Period compared to a $36.4 million increase in accounts receivable in the 2008 Period. As contemplated in the structure of the original purchase transaction, the initial build up of accounts receivable arising from customers gained as a result of the Acquisition was funded through operating activities in the 2008 Period. We also experienced an increase in long-term liabilities between the periods of $2.7 million that was primarily attributable to an increase in pension and postretirement liabilities, a decrease in cash used for the purchase of inventories of $28.2 million, and a decrease in cash used to fund pension plan assets of $1.2 million. The foregoing increases of $83.5 million in cash provided were partially offset by cash used as a result of increases between the periods in cash used to pay accounts payable and accrued liabilities of $22.2 million, resulting in a net increase in cash provided of $61.3 million. In addition, net cash of $1.4 million was provided by other operating activities, which was offset by an increase in cash used for the payment of prepaid expenses of $1.4 million.

Investing Activities:    Net cash used by investing activities decreased by $47.2 million to $2.0 million for the 2009 Period compared to $49.2 million in the 2008 Period. The decrease in cash used by investing activities during the 2009 Period as compared to the 2008 Period was due mainly to (1) the Acquisition of the Seattle Operations of $40.0 million during the 2008 Period, (2) decreases in capital expenditures of $7.0 million, as the 2008 Period included expenditures for a building renovation and purchases of warehouse and computer equipment, (3) decreases of $0.4 million in net investment activities by the Company’s insurance subsidiaries, consisting of the purchase and sale of securities to replace maturing investments in their portfolios, and (4) a reduction in net notes receivable of $0.7 million, reflecting normal fluctuation in loan activity to Members for their inventory and equipment financing. The foregoing decreases of $48.1 million in cash used were offset by increases in other assets of $0.9 million. Spending on investing activities is expected to be funded by existing cash balances, cash generated from operations or additional borrowings.

Financing Activities:    Net cash utilized by financing activities was approximately $38.4 million for the 2009 Period compared to $61.7 million provided in the 2008 Period. The net decrease of $100.1 million in cash utilized by financing activities for the 2009 Period as compared to the 2008 Period was due primarily to changes in the Company’s long-term and short-term notes payable and deferred financing fees, representing a decrease of $94.8 million resulting from lower borrowings in the 2009 Period, as the 2008 Period included higher borrowings primarily associated with the Acquisition of the Seattle Operations ($39.8 million), the redemption of Class A and Class B Shares ($5.4 million), and the redemption of subordinated patronage dividend certificates ($3.1 million). In addition, the Company’s cash provided from Member investment and share activity decreased by $5.3 million. Future cash used by financing activities to meet capital spending requirements is expected to be funded by the Company’s continuing operating cash flow.

Credit Facilities

On December 17, 2008, the Company entered into an amendment entitled First Amendment to Amended and Restated Credit Agreement, that exercises a provision of its revolving credit agreement, entitled Amended and Restated Credit Agreement dated as of December 5, 2006 (the “Credit Agreement”), to expand the existing revolving credit facility by $25 million, thereby increasing the total committed funds available to the Company from $225 million to $250 million. The credit facility expires on January 31, 2012, and is intended to finance capital expenditures, to finance working capital needs, to finance certain acquisitions and for general corporate purposes. The revolving Credit Agreement contains an option to increase the total committed funds available to the Company under the Credit Agreement to a maximum amount of $300 million, either through any of the existing lenders increasing their commitment or by means of the addition of new lenders. See “Outstanding Debt and Other Financing Arrangements” discussed in Part II, Item 7 “Management’s Discussion and Analysis of Financial Condition and Results of Operations” of the Company’s Annual Report on Form 10-K for the year ended September 27, 2008 and the Company’s Current Report on Form 8-K filed December 23, 2008 for additional information.

The Company had outstanding borrowings of $135.0 million under the facility as of March 28, 2009 (see related discussion regarding our interest expense in “Management’s Discussion and Analysis of Financial Condition and Results of Operations” for the twenty-six period ended March 28, 2009), with access to a sufficient amount of capital available under this facility (based on the amounts indicated above) to fund the Company’s continuing operations and capital spending requirements for the foreseeable future.

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

CONTRACTUAL OBLIGATIONS AND COMMERCIAL COMMITMENTS

There have been no material changes in the Company’s contractual obligations and commercial commitments outside the ordinary course of the Company’s business during the twenty-six week period ending March 28, 2009. See “Contractual Obligations and Commercial Commitments” discussed in Part II, Item 7 “Management’s Discussion and Analysis of Financial Condition and Results of Operations” of the Company’s Annual Report on Form 10-K for the year ended September 27, 2008 for additional information.

OUTSTANDING DEBT AND OTHER FINANCING ARRANGEMENTS

At March 28, 2009 and September 27, 2008, respectively, the Company had a total of $90.6 million and $90.7 million outstanding in senior secured notes to certain insurance companies and pension funds (referred to collectively as “John Hancock Life Insurance Company”, or “Hancock”) under a note purchase agreement dated September 29, 1999 (as amended, the “Senior Note Agreement”) as amended and restated effective January 6, 2006.

The Company’s borrowings under its revolving credit facility decreased to $135.0 million at March 28, 2009 from $162.4 million at September 27, 2008.

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

Other than the foregoing discussion, there have been no material changes in the Company’s outstanding debt and other financing arrangements outside the ordinary course of the Company’s business during the twenty-six week period ending March 28, 2009. See “Outstanding Debt and Other financing Arrangements” discussed in Part II, Item 7 “Management’s Discussion and Analysis of Financial Condition and Results of Operations” of the Company’s Annual Report on Form 10-K for the year ended September 27, 2008 for additional information.

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

Members’ Required Deposits are contractually subordinated and subject to the prior payment in full of senior indebtedness of the Company. See “DESCRIPTION OF DEPOSIT ACCOUNTS – Subordination” in the Company’s Registration Statement on Form S-1 filed on December 31, 2008, with respect to the Company’s offering of Partially Subordinated Patrons’ Deposit Accounts for additional information. Unified’s obligation to repay Members’ Required Deposit accounts on termination of Member status (once the Member’s obligations to Unified have been satisfied) is reported as a long-term liability on Unified’s consolidated condensed balance sheets. Excess Deposits are not subordinated to Unified’s other obligations and are reported as short-term liabilities on Unified’s consolidated condensed balance sheets. At March 28, 2009 and September 27, 2008, Unified had $7.6 million and $12.2 million, respectively, in “Member and Non-Members’ deposits” and $17.6 million and $16.1 million, respectively, in “Members’ deposits and estimated patronage dividends” (of which $13.5 million and $12.7 million, respectively, represented Excess Deposits as previously defined).

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

On December 10, 2008, the Board authorized the repurchase on February 5, 2009 of 1,145 shares of the Company’s Class E Shares. The Company paid approximately $0.1 million to redeem the shares. On February 10, 2009, the Board authorized the repurchase on February 13, 2009 of 1,050 shares of the Company’s Class A Shares that had been tendered and were pending redemption. The Company paid approximately $0.3 million to redeem the shares.

See “Redemption of Capital Stock” discussed in Part II, Item 7 “Management’s Discussion and Analysis of Financial Condition and Results of Operations” of the Company’s Annual Report on Form 10-K for the year ended September 27, 2008 for additional information.

PENSION AND POSTRETIREMENT BENEFIT PLANS

The Company sponsors a cash balance plan (“Unified Cash Balance Plan”). In association with the Acquisition of the operation of Associated Grocers, Incorporated and its subsidiaries of Seattle, Washington (the “Acquisition”) at the beginning of fiscal year 2008, the Company assumed the Cash Balance Retirement Plan for Employees of Associated Grocers, Incorporated (“AG Cash Balance Plan”). The Company’s funding policy is to make contributions to the Unified Cash Balance Plan (and previously to the AG Cash Balance Plan prior to December 31, 2008) in amounts that are at least sufficient to meet the minimum funding requirements of applicable laws and regulations, but no more than amounts deductible for federal income tax purposes. Effective as of December 31, 2008 (the “Plan Merger Date”), the AG Cash Balance Plan was merged with and into the Unified Cash Balance Plan. Accordingly, subsequent to the Plan Merger Date, the terms and conditions governing the participants in the AG Cash Balance Plan are set forth as described in the Company’s Amended and Restated Unified Grocers, Inc. Cash Balance Plan, effective January 1, 2009 (see Exhibit 10.38.6 to the Company’s Quarterly Report on Form 10-Q for the quarterly period ended December 27, 2008, filed on February 10, 2009 for additional information). Effective January 1, 2009, all qualifying employees of the Company not subject to a collective bargaining agreement will accrue benefits pursuant to the Unified Cash Balance Plan. The Company also sponsors an Executive Salary Protection Plan (“ESPP”) that provides supplemental post-termination retirement income based on each participant’s final salary and years of service as an officer of the Company. Funds are held in a rabbi trust for the ESPP consisting primarily of life insurance policies tied to underlying investments in the equity market and reported at cash surrender value and mutual fund investments consisting of various publicly-traded mutual funds reported at estimated fair value based on quoted market prices.

The Company’s net periodic benefit cost for its combined pension and other postretirement benefits was approximately $5.2 million for the twenty-six week period ended March 28, 2009 compared to $4.1 million for the twenty-six week period ended March 29, 2008. For comparative purposes, the estimated cost for the twenty-six period ended March 28, 2009, does not include $0.2 million in accrued expense related to service and interest costs associated with the Company’s liability for the future cost of split-dollar life insurance benefits as discussed below.

The Company expects to make estimated contributions to the now-combined Unified and AG Cash Balance Plans totaling $5.6 million during fiscal 2009, which is comprised of $3.8 million for the 2009 plan year and $1.8 million for the 2008 plan year. Of this amount, estimated contributions totaling $4.6 million are attributed to the Unified Cash Balance Plan (comprised of $3.1 million for the 2009 plan year and $1.5 million for the 2008 plan year), and $1.0 million are attributed to the former AG Cash Balance Plan (comprised of $0.7 million for the 2009 plan year and $0.3 million for the 2008 plan year). At its discretion, the Company may contribute in excess of these amounts. Additional contributions, if any, will be based, in part, on future actuarial funding calculations and the performance of plan investments. The Company contributed $0.8 million to the combined cash balance plans ($0.7 million to the Unified Cash Balance Plan and $0.1 million to the AG Cash Balance Plan) during the twenty-six weeks ended March 28, 2009 for the 2008 plan year.

Additionally, at the beginning of fiscal 2009, the Company expected to contribute $0.7 million to the ESPP to fund projected benefit payments to participants for the 2009 plan year. The Company contributed $0.5 million to the ESPP during the twenty-six weeks ended March 28, 2009 to fund benefit payments to participants for the 2009 plan year.

As discussed in “Part 1 – Financial Information, Note 6 to “Notes to Consolidated Condensed Financial Statements,” the Company adopted Emerging Issues Task Force Issue No. 06-4, “Accounting for Deferred Compensation and Postretirement Benefits Associated with Endorsement Split-Dollar Life Insurance Arrangements” (“EITF No. 06-4”) in its first fiscal quarter of fiscal year-end 2009. Pursuant to the adoption guidance of EITF No. 06-4, the Company recorded a liability for the future cost of life insurance provided on behalf of current and qualifying former officers of the Company and recognized, as a change in accounting principle, a cumulative effect adjustment charge of $3.3 million to beginning retained earnings in its consolidated condensed statement of financial position as of the beginning of the current fiscal year. As a result of adjustments to the initial actuarial estimates, during the second quarter of fiscal 2009, the Company reduced the initial liability $0.8 million and recognized a corresponding credit in its consolidated statement of earnings for the twenty-six weeks ended March 28, 2009. Additionally, the Company recorded service and interest cost accretion to the liability of $0.2 million for the twenty-six weeks ended March 28, 2009.

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

We will continue to be subject to the risk of loss of Member and Non-Member customer volume.    The Company’s operating results are highly dependent upon either maintaining or growing its distribution volume to its customers. The Company’s largest customer, Smart & Final, Inc., a Non-Member customer, and the ten largest Member and Non-Member customers constituted approximately 10% and 42%, respectively, of total sales for the twenty-six week period ended March 28, 2009. A significant loss in membership or volume could adversely affect the Company’s operating results. We will continue to be subject to the risks associated with consolidation within the grocery industry. When independent retailers are acquired by large chains with self-distribution capacity, are driven from business by larger grocery chains, or become large enough to develop their own self-distribution system, we will lose distribution volume. Members may also select other wholesale providers. Reduced volume is normally injurious to profitable operations since fixed costs must be spread over a lower sales volume if the volume cannot be replaced.

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

We are vulnerable to changes in general economic conditions.    The Company is affected by certain economic factors that are beyond its control, including changes in the overall economic environment. In recent periods, the Company has experienced significant volatility in the cost of certain commodities, the cost of ingredients for our manufactured breads and processed fluid milk, and the cost of packaged goods purchased from other manufacturers. An inflationary or deflationary economic period could impact the Company’s operating expenses in a variety of areas, including, but not limited to, employee wages, benefits and workers’ compensation insurance, as well as energy and fuel costs. A portion of the risk related to wages and benefits is mitigated by bargaining agreements that contractually determine the amount of inflationary increases. General economic conditions also impact our pension plan liabilities, as the assets funding or supporting these liabilities are invested in securities that are subject to interest rate and stock market fluctuations. A portion of the Company’s debt is at floating interest rates, and an inflationary economic cycle typically results in higher interest costs. The Company operates in a highly competitive marketplace, and passing on such cost increases to customers could be difficult. It is also difficult to predict the effect that possible future purchased or manufactured product cost decreases might have on our profitability. The effect of deflation in purchased or manufactured product costs would depend on the extent to which we had to lower selling prices of our products to respond to sales price competition in the market. Consequently, it is difficult for us to accurately predict the impact that inflation or deflation might have on our operations. To the extent the Company is unable to mitigate increasing costs, or retain the benefits from decreases in costs, patronage dividends may be reduced and/or the Exchange Value Per Share of the Company’s shares may decrease, thereby reducing the value of the Members’ Class A and Class B Shares.

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

We are exposed to potential product liability claims and potential negative publicity surrounding any assertion that the Company’s products caused illness or injury.    The packaging, marketing and distribution of food products manufactured by the Company or purchased from others involve an inherent risk of product liability, product recall and adverse publicity. Such products may contain contaminants that may be inadvertently redistributed by the Company. These contaminants may result in illness, injury or death if such contaminants are not eliminated. Accordingly, the Company maintains stringent quality standards on the products it purchases from suppliers, as well as products manufactured by the Company itself. The Company generally seeks contractual indemnification and insurance coverage from parties supplying its products and rigorously tests its corporate brands and manufactured products to ensure the Company’s quality standards are met. Product liability claims in excess of insurance coverage, as well as the negative publicity surrounding any assertion that the Company’s products caused illness or injury could have a material adverse effect on its reputation and on the Company’s business, financial condition and results of operations.

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

As of March 28, 2009, the Company believes it has sufficient cash flow from operations and availability under the revolving credit agreement to meet operating needs, capital spending requirements and required debt repayments through January 31, 2012. However, if access to operating cash or to the revolving credit agreement becomes restricted, the Company may be compelled to seek alternate sources of cash. The Company cannot assure that alternate sources will provide cash on terms favorable to the Company. Consequently, the inability to access alternate sources of cash on terms similar to its existing agreement could adversely affect the Company’s operations.

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

The credit and liquidity crisis in the United States and throughout the global financial system triggered substantial volatility in the world financial markets and banking system. As a result, the investment portfolios of the Company’s defined benefit pension plans have incurred a significant decline in fair value during the twenty-six weeks ended March 28, 2009. However, because the values of the plans’ individual investments have and will fluctuate in response to changing market conditions, the amount of losses that will be recognized in subsequent periods, if any, cannot be determined.

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

Unified is subject to interest rate changes on its notes payable under the Company’s credit agreements that may affect the fair value of the notes payable, as well as cash flow and earnings. Based on the notes payable outstanding at March 28, 2009 and the current market condition, a one percent change in the applicable interest rates would impact the Company’s annual cash flow and pretax earnings by approximately $1.4 million.

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

The majority of the Company’s investments is held primarily by two of its insurance subsidiaries, and includes U.S. government agency mortgage-backed securities, high quality investment grade corporate bonds, and U.S. government treasury securities. These investments are not actively traded and are valued based upon inputs including quoted prices for identical or similar assets. Collectively, these investments have experienced a slight decrease in market value since the beginning of the Company’s current fiscal year.

Life insurance and mutual fund assets with values tied to the equity markets have been negatively impacted by the overall market decline that took place during fiscal year 2008 as well as the twenty-six weeks ended March 28, 2009. Although net earnings and net comprehensive earnings experienced a decrease corresponding to the decline in life insurance and mutual fund assets, respectively, the decline in such assets is deemed by management to be temporary in nature.

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

Changes in internal controls over financial reporting.    Management, with the participation of the CEO and CFO of the Company, has evaluated any changes in the Company’s internal control over financial reporting that occurred during the most recent fiscal quarter. Based on that evaluation, management, the CEO and the CFO of the Company have concluded that no change in our internal control over financial reporting (as defined in Rule 13a-15(f) under the Securities Exchange Act of 1934) occurred during the quarter ended March 28, 2009 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

COMPANY PURCHASES OF EQUITY SECURITIES

Period	Total Number of Shares Purchased	Average Price Paid Per Share
December 28, 2008 – January 24, 2009	— Shares	—
January 25, 2009 – February 21, 2009	1,050 Class A Shares	$273.97
January 25, 2009 – February 21, 2009	1,145 Class E Shares	$43.67
February 22, 2009 – March 28, 2009	— Shares	—

Total	2,195 Shares	$153.84

Refer to “Redemption of Capital Stock” in Part I, Item 2 of this Quarterly Report on Form 10-Q for discussion of the Company’s share redemptions.

ITEM 3.	DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4.	SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

(a)	Date of Meeting: February 10, 2009 (Annual Meeting)

(b)	The matters voted upon at the meeting and the results of each vote are as follows:

1.	Election of Directors

Class A Directors	Votes For	Withheld Authority
Louis A. Amen	128,800	8,750
John Berberian	129,500	8,050
Oscar Gonzalez	129,500	8,050
Richard E. Goodspeed	129,850	7,700
Terry H. Halverson	129,500	8,050
Paul Kapioski	128,800	8,750
Mark Kidd	129,500	8,050
John D. Lang	129,500	8,050
Jay T. McCormack	129,500	8,050
John Najjar	129,500	8,050
Peter J. O’Neal	129,850	7,700
Michael A. Provenzano, Jr.	129,500	8,050
Thomas S. Sayles	129,150	8,400
Michael S. Trask	128,800	8,750
Kenneth Ray Tucker	129,150	8,400
Richard L. Wright	129,850	7,700

Class B Directors	Votes For	Withheld Authority
Darioush Khaledi	355,660	19,721
Douglas A. Nidiffer	355,660	19,721
Robert E. Stiles	354,853	20,528

ITEM 5.	OTHER INFORMATION

None.

ITEM 6.	EXHIBITS

(a)	Exhibits

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

Dated: May 12, 2009