Form 10-Q
period 2009-06-27
UNIFIED GROCERS, INC.
filed 2009-08-11
CIK 320431

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED JUNE 27, 2009

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

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date. As of July 25, 2009, the number of shares outstanding were:

Class A: 176,750 shares; Class B: 459,650 shares; Class C: 15 shares; Class E: 237,676 shares

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS (UNAUDITED)

Unified Grocers, Inc. and Subsidiaries

Consolidated Condensed Balance Sheets – Unaudited

(dollars in thousands)

	June 27, 2009	September 27, 2008
Assets

Current assets:
Cash and cash equivalents	$13,743	$15,849
Accounts and current portion of notes receivable, net of allowances of $2,313 and $2,570 at June 27, 2009 and September 27, 2008, respectively	196,111	199,744
Inventories	247,390	267,723
Prepaid expenses	10,563	7,860
Deferred income taxes	10,883	12,258

Total current assets	478,690	503,434
Properties, net	198,603	204,961
Investments	85,922	79,863
Notes receivable, less current portion and net of allowances of $15 and $79 at June 27, 2009 and September 27, 2008, respectively	11,510	13,892
Goodwill	38,997	38,997
Other assets, net	56,707	62,135

Total Assets	$870,429	$903,282

Liabilities and Shareholders’ Equity

Current liabilities:
Accounts payable	$203,660	$211,483
Accrued liabilities	68,030	73,834
Current portion of notes payable	5,609	1,347
Members’ deposits and estimated patronage dividends	15,460	16,053

Total current liabilities	292,759	302,717
Notes payable, less current portion	225,559	254,089
Long-term liabilities, other	137,896	130,684
Member and Non-Members’ deposits	9,335	12,207
Commitments and contingencies

Shareholders’ equity:
Class A Shares: 500,000 shares authorized, 176,400 and 185,500 shares outstanding at June 27, 2009 and September 27, 2008, respectively	32,444	34,011
Class B Shares: 2,000,000 shares authorized, 459,650 and 482,616 shares outstanding at June 27, 2009 and September 27, 2008, respectively	79,017	82,759
Class E Shares: 2,000,000 shares authorized, 237,676 and 238,617 shares outstanding at June 27, 2009 and September 27, 2008, respectively	23,768	23,862
Retained earnings after elimination of accumulated deficit of $26,976 effective September 28, 2002	70,225	66,275
Receivable from sale of Class A Shares to Members	(2,958)	(3,778)
Accumulated other comprehensive earnings	2,384	456

Total shareholders’ equity	204,880	203,585

Total Liabilities and Shareholders’ Equity	$870,429	$903,282

The accompanying notes are an integral part of these statements.

Unified Grocers, Inc. and Subsidiaries

Consolidated Condensed Statements of Earnings

and Comprehensive Earnings – Unaudited

(dollars in thousands)

	Thirteen Weeks Ended		Thirty-Nine Weeks Ended
	June 27, 2009	June 28, 2008	June 27, 2009	June 28, 2008

Net sales	$992,491	$1,017,055	$2,989,405	$3,061,507
Cost of sales	906,561	914,870	2,717,633	2,765,579
Distribution, selling and administrative expenses	74,884	83,026	234,106	245,373

Operating income	11,046	19,159	37,666	50,555
Interest expense	(2,642)	(3,696)	(8,994)	(12,132)

Earnings before estimated patronage dividends and income taxes	8,404	15,463	28,672	38,423
Estimated patronage dividends	(2,369)	(6,976)	(11,633)	(17,135)

Earnings before income taxes	6,035	8,487	17,039	21,288
Income taxes	(2,147)	(3,697)	(6,838)	(9,069)

Net earnings	3,888	4,790	10,201	12,219
Other comprehensive earnings, net of income taxes:
Unrealized holding gain (loss) on investments	1,153	(1,214)	1,928	(60)

Comprehensive earnings	$5,041	$3,576	$12,129	$12,159

The accompanying notes are an integral part of these statements.

Unified Grocers, Inc. and Subsidiaries

Consolidated Condensed Statements of Cash Flows – Unaudited

(dollars in thousands)

	Thirty-Nine Weeks Ended
	June 27, 2009	June 28, 2008
Cash flows from operating activities:
Net earnings	$10,201	$12,219
Adjustments to reconcile net earnings to net cash provided (utilized) by operating activities:
Depreciation and amortization	18,122	16,801
Provision for doubtful accounts	340	189
Loss (gain) on sale of properties	11	(10)
Deferred income taxes	1,420	—
(Increase) decrease in assets:
Accounts receivable	3,020	(49,404)
Inventories	20,333	(1,981)
Prepaid expenses	(2,703)	570
Pension plan assets	(2,655)	(5,033)
Increase (decrease) in liabilities:
Accounts payable	(7,927)	(3,169)
Accrued liabilities	(5,201)	2,928
Long-term liabilities, other	8,775	3,309

Net cash provided (utilized) by operating activities	43,736	(23,581)

Cash flows from investing activities:
Purchases of properties	(7,765)	(19,192)
Purchases of securities and other investments	(10,241)	(19,759)
Proceeds from maturities or sales of securities and other investments	7,612	22,121
Origination of notes receivable	(1,027)	(3,335)
Collection of notes receivable	3,682	3,040
Proceeds from sales of properties	137	19
(Increase) decrease in other assets	(2,361)	2,198
Acquisition of net assets from Associated Grocers, Incorporated	—	(39,973)

Net cash utilized by investing activities	(9,963)	(54,881)

Cash flows from financing activities:
Additions to long-term notes payable	—	79,718
Reduction of short-term notes payable	(1,346)	(5,843)
Reduction of long-term notes payable	(23,220)	—
Payment of deferred financing fees	(283)	—
(Decrease) increase in Members’ deposits and estimated patronage dividends	(593)	5,251
Redemption of patronage dividend certificates	—	(3,141)
Class E Share cash dividend	(821)	—
(Decrease) increase in Member and Non-Members’ deposits	(2,872)	2,317
Decrease in receivable from sale of Class A Shares to Members	820	143
Repurchase of shares from Members	(8,187)	(7,082)
Issuance of shares to Members	623	688

Net cash (utilized) provided by financing activities	(35,879)	72,051

Net decrease in cash and cash equivalents	(2,106)	(6,411)
Cash and cash equivalents at beginning of period	15,849	19,719

Cash and cash equivalents at end of period	$13,743	$13,308

The accompanying notes are an integral part of these statements.

Unified Grocers, Inc. and Subsidiaries

Consolidated Condensed Statements of Cash Flows – Unaudited – Continued

(dollars in thousands)

	Thirty-Nine Weeks Ended
	June 27, 2009	June 28, 2008
Supplemental disclosure of cash flow information:
Cash paid during the period for:
Interest	$9,105	$12,212
Income taxes	$9,343	$5,644

Supplemental disclosure of non-cash operating, investing and financing items:
Accrued split-dollar life insurance liability – EITF 06-4 adoption	$3,269	$—
Capital leases	$445	$517
Conversion of Class B Shares to Class A Shares	$—	$55

Acquisition in 2008 of net assets from Associated Grocers, Incorporated:
Working capital	$—	$11,929
Properties	—	5,024
Goodwill	—	9,123
Other assets	—	17,265
Long-term liabilities, other	—	(3,368)

Acquisition of net assets from Associated Grocers, Incorporated	$—	$39,973

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

The Company’s banking arrangements allow the Company to fund outstanding checks when presented for payment to the financial institutions utilized by the Company for disbursements. This cash management practice frequently results in total issued checks exceeding the available cash balance at a single financial institution. The Company’s policy is to record its cash disbursement accounts with a cash book overdraft in accounts payable. At June 27, 2009 and September 27, 2008, the Company had book overdrafts of $54.1 million and $51.3 million, respectively, classified in accounts payable.

Reclassifications – In accordance with Financial Accounting Standards Board (“FASB”) Statement No. 95, “Statement of Cash Flows,” the Company has modified its cash flow presentation to disclose the gross cash outflows for loans originated and gross cash inflows for payments on loans. The Company reclassified $(3.3) million to origination of notes and $3.0 million to collection of notes receivable for the thirty-nine weeks ended June 28, 2008.

Supplemental Disclosure of Cash Flow Information – The Company’s supplemental disclosure as of June 28, 2008 of the amounts comprising the “Acquisition of net assets from Associated Grocers, Incorporated” included in the accompanying consolidated condensed statements of cash flows for the thirty-nine weeks ended June 28, 2008 reflects preliminary information that was available to the Company as presented in the Company’s Quarterly Report on Form 10-Q for the thirty-nine weeks ended June 28, 2008. This information was subsequently finalized as presented in supplemental disclosures to the consolidated statements of cash flows included in the Company’s Annual Report on Form 10-K for the year ended September 27, 2008.

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

In April 2009, the FASB issued FASB Staff Position No. 157-4, “Determining Fair Value When the Volume and Level of Activity for the Asset or Liability has Significantly Decreased and Identifying Transactions That Are Not Orderly,” to provide guidance on how to determine the fair value of assets and liabilities under SFAS No. 157 in the current economic environment and re-emphasize that the objective of a fair-value measurement remains an exit price. See Note 8, “New Accounting Pronouncements,” for additional discussion.

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

Concentration of credit risk.    The Company’s largest customer, Smart & Final, Inc., a Non-Member customer, and the ten largest Member and Non-Member customers constituted approximately 11% and 43%, respectively, of total sales for the thirty-nine week period ended June 27, 2009. Management believes that receivables are well diversified, and the allowances for doubtful accounts are sufficient to absorb estimated losses.

Unified Grocers, Inc. and Subsidiaries

Notes to Consolidated Condensed Financial Statements (Unaudited)—(Continued)

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

In accordance with SFAS No. 157, the following table represents the Company’s financial instruments recorded at fair value and the hierarchy of those assets as of June 27, 2009:

(dollars in thousands)
	Level 1	Level 2	Level 3	Total
Money Market	$1,280	$—	$—	$1,280
Corporate Securities	—	37,822	—	37,822
Government Securities	6,373	27,316	—	33,689
Municipal Securities	—	874	—	874

Total	$7,653	$66,012	$—	$73,665

Corporate securities, consisting of high quality investment grade corporate bonds, and government and municipal securities, consisting of U.S. government agency mortgage-backed securities, U.S. government treasury securities and U.S. state municipal bonds, are held by two of our insurance subsidiaries to fund loss reserves. These assets are valued based on information received from a third party pricing service. For assets traded in inactive markets, the service’s pricing methodology uses observable inputs (such as bid/ask quotes) for identical or similar assets. Assets considered to be similar will have similar characteristics, such as: duration, volatility, prepayment speed, interest rates, yield curves, and/or risk profile and other market corroborated inputs (level 2 inputs). For assets traded in active markets, the assets are valued at quoted bond market prices (level 1 inputs). The Company determines the classification of financial asset groups within the fair value hierarchy based on the lowest level of input into each group’s asset valuation. The financial instruments included in the preceding table are included in investments in the Company’s consolidated condensed balance sheets at June 27, 2009.

Notes payable.    The fair values of borrowings under the Company’s revolving credit facility are estimated to approximate their carrying amounts due to the short maturities of those obligations. The fair values for other notes payable are based primarily on rates currently available to the Company for debt with similar terms and remaining maturities.

The fair value of notes payable was $238.6 million and $259.7 million compared to their carrying value of $229.6 million and $253.1 million at June 27, 2009 and September 27, 2008, respectively.

The methods and assumptions used to estimate the fair values of the Company’s financial instruments at June 27, 2009 and September 27, 2008 were based on estimates of market conditions, estimates using present value and risks existing at that time. These values represent an approximation of possible value and may never actually be realized.

Unified Grocers, Inc. and Subsidiaries

Notes to Consolidated Condensed Financial Statements (Unaudited)—(Continued)

3.    INVESTMENTS

The amortized cost and fair value of investments are as follows:

(dollars in thousands)

June 27, 2009	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Available for sale securities:
Fixed maturity securities:
U.S. Treasury securities and obligations of U.S. government corporations and agencies	$31,965	$1,731	$(6)	$33,690
Municipal securities	901	28	(55)	874
Corporate securities	37,462	1,054	(695)	37,821

Total fixed maturity securities	70,328	2,813	(756)	72,385

Total available for sale securities	$70,328	$2,813	$(756)	72,385

Common stock, at cost				13,537

Total Investments				$85,922

(dollars in thousands)

September 27, 2008	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Available for sale securities:
Fixed maturity securities:
U.S. Treasury securities and obligations of U.S. government corporations and agencies	$35,442	$644	$(147)	$35,939
Corporate securities	32,256	22	(1,891)	30,387

Total fixed maturity securities	67,698	666	(2,038)	66,326

Total available for sale securities	$67,698	$666	$(2,038)	66,326

Common stock, at cost				13,537

Total Investments				$79,863

During the fiscal period ended June 27, 2009 and the fiscal year ended September 27, 2008, the Company did not hold any trading securities.

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

Unrealized losses on the Company’s investments in fixed income securities were caused by interest rate increases rather than credit quality. Because the Company’s insurance subsidiaries do not intend to sell, nor do they have or anticipate having a regulatory requirement to sell these investments until recovery of fair value, which may be upon maturity, the Company does not consider these investments to be other-than-temporarily impaired at June 27, 2009.

Unified Grocers, Inc. and Subsidiaries

Notes to Consolidated Condensed Financial Statements (Unaudited)—(Continued)

The table below illustrates the length of time securities, not deemed to be other-than-temporarily impaired, have been in a continuous unrealized loss position at June 27, 2009:

(dollars in thousands)

	Less than 12 Months		12 Months or Greater		Total
Description of Securities	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
U.S. Treasury securities and U.S. Government obligations	$541	$6	$—	$—	$541	$6
Municipal securities	373	55	—	—	373	55
Corporate mortgage-backed bonds	2,438	126	4,113	75	6,551	201
Corporate debt securities	170	1	4,866	493	5,036	494

Total Investments	$3,522	$188	$8,979	$568	$12,501	$756

Held to maturity and available for sale fixed maturity securities are due as follows:

(dollars in thousands)

June 27, 2009	Amortized Cost	Fair Value
Due in one year or less	$958	$977
Due after one year through five years	16,631	17,250
Due after five years through ten years	15,507	15,963
Due after ten years	37,232	38,195

	$70,328	$72,385

September 27, 2008	Amortized Cost	Fair Value
Due in one year or less	$479	$468
Due after one year through five years	14,787	14,669
Due after five years through ten years	16,340	15,621
Due after ten years	36,092	35,568

	$67,698	$66,326

Expected maturities will differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties. Mortgage-backed securities are shown as being due at their average expected maturity dates.

Amounts reported as “due in one year or less” are included in long-term investments, as a wholly-owned subsidiary of the Company is required to maintain investments in support of a standby letter of credit issued on behalf of a regulatory authority in compliance with statutory regulations to secure workers’ compensation claims in the event it is unable to meet its obligations under these claims. Such investments have concurrently been released from their deposit restriction by virtue of implementing and maintaining the standby letter of credit. The standby letter of credit agreement includes provisions for automatic extensions without amendment (unless advance notification to terminate is given by the Company) and is therefore considered to be a long-term commitment. Hence, investments with maturities less than one year maintained in support of this long-term commitment are generally sold to repurchase investments with longer maturities. As these investments continue to support a long-term commitment obligation, the Company classifies such amounts as long-term.

Unified Grocers, Inc. and Subsidiaries

Notes to Consolidated Condensed Financial Statements (Unaudited)—(Continued)

Net investment income is summarized as follows:

(dollars in thousands)

	Thirteen Weeks Ended		Thirty-Nine Weeks Ended
	June 27, 2009	June 28, 2008	June 27, 2009	June 28, 2008
Fixed maturity securities	$1,008	$934	$2,768	$2,943
Preferred stock	—	—	—	—
Equity securities	—	—	—	—
Cash and cash equivalents	—	(46)	(10)	(54)

	1,008	888	2,758	2,889
Less: investment expenses	(101)	(107)	(301)	(324)

	$907	$781	$2,457	$2,565

Investments carried at fair values of $61.7 million and $58.2 million at June 27, 2009 and September 27, 2008 (which include $0.3 million and $1.1 million recorded in cash and cash equivalents), respectively, are maintained in support of a letter of credit issued on behalf of a regulatory authority ($37.8 million at June 27, 2009 and September 27, 2008) in compliance with statutory regulations. Investments with fair values of $6.5 million and $5.1 million at June 27, 2009 and September 27, 2008 (which include $0.5 million and $0.5 million recorded in cash and cash equivalents), respectively, are on deposit with regulatory authorities in compliance with statutory regulations. Investments with fair values of $5.4 million and $4.6 million at June 27, 2009 and September 27, 2008 (which include $0.6 million and $0.1 million recorded in cash and cash equivalents), respectively, are on deposit in compliance with collateral requirements on reinsurance arrangements.

Equity securities that do not have readily determinable fair values are accounted for using the cost or equity methods of accounting. The Company evaluated its investments in equity securities for impairment as of June 27, 2009 and June 28, 2008, and the Company did not consider any of these equity securities to be impaired.

The Company held investments in Western Family Holding Company (“Western Family”) common stock of $9.5 million at June 28, 2009 and September 27, 2008. Western Family is a private cooperative located in Oregon from which the Company purchases food and related general merchandise products. The investment represents approximately a 22% ownership interest at June 27, 2009 and September 27, 2008. The Company’s ownership percentage in Western Family is based, in part, on the volume of purchases transacted with Western Family. During fiscal 2008, the Company received a return of invested capital in the amount of $0.8 million resulting from Western Family’s recalculation of its members’ ownership percentage in the cooperative based on purchase volume. The investment is accounted for using the equity method of accounting.

The Company’s finance subsidiary, Grocers Capital Company, has an investment in a third party bank, which operates as a cooperative and therefore its borrowers are required to own its Class B stock. The investment in the Class B common stock of this third party bank aggregated $4.1 million at June 27, 2009 and September 27, 2008. For the fiscal period ended June 27, 2009 and the fiscal year ended September 27, 2008, no dividend income was recorded.

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

Management identifies segments based on the information monitored by the Company’s chief operating decision-makers to manage the business and, accordingly, has identified the following two reportable segments:

•

The Wholesale Distribution segment includes the results of operations from the sale of groceries and general merchandise products to both Members and Non-Members, including a broad range of branded and corporate brand products in nearly all the categories found in a typical supermarket, including dry grocery, frozen food, deli, meat, dairy, eggs, produce, bakery, ethnic, gourmet, specialty foods and general merchandise products. As of, and for the thirty-nine weeks ended, June 27, 2009, the Wholesale Distribution segment collectively represents approximately 99% of the Company’s total sales and 88% of total assets.

•

The Insurance segment includes the results of operations for the Company’s three insurance subsidiaries (Unified Grocers Insurance Services, Springfield Insurance Company and Springfield Insurance Company, Ltd.). These subsidiaries provide insurance and insurance-related products, including workers’ compensation and liability insurance policies, to Unified, Unified’s Members and other unaffiliated companies. As of, and for the thirty-nine weeks ended, June 27, 2009, the Company’s Insurance segment collectively accounts for approximately 1% of the Company’s total sales and 10% of total assets.

The “All Other” category includes the results of operations for the Company’s other support businesses, including its finance subsidiary, whose services are provided to a common customer base, none of which individually meets the quantitative thresholds of a reportable segment. Beginning in fiscal 2004, and continuing through the third fiscal quarter of fiscal 2008, the Company’s “All Other” category also included the consolidation of a variable interest entity with an unrelated third party business property developer that assumed leasehold and sub-leasehold interests and certain assets relating to closed store locations for which the Company is contingently liable for the lease payments until such time as the leases expire or the Company is released from all liabilities and obligations under the leases. No future losses or returns related to this variable interest entity are expected, and as such, consolidation was no longer required as of September 27, 2008. Deconsolidating the variable interest entity had no material impact on the Company’s financial statements. As of, and for the thirty-nine weeks ended, June 27, 2009, the “All Other” category collectively accounts for less than 1% of the Company’s total sales and 2% of total assets.

Unified Grocers, Inc. and Subsidiaries

Notes to Consolidated Condensed Financial Statements (Unaudited)—(Continued)

Information about the Company’s operating segments is summarized below.

(dollars in thousands)

	Thirteen Weeks Ended		Thirty-Nine Weeks Ended
	June 27, 2009	June 28, 2008	June 27, 2009	June 28, 2008
Net sales
Wholesale distribution	$988,665	$1,013,515	$2,979,234	$3,051,036
Insurance	6,935	7,758	19,414	21,795
All other	221	355	730	1,288
Inter-segment eliminations	(3,330)	(4,573)	(9,973)	(12,612)

Total net sales	$992,491	$1,017,055	$2,989,405	$3,061,507

Operating income
Wholesale distribution	$9,974	$17,317	$34,092	$47,550
Insurance	1,104	1,744	3,574	2,951
All other	(32)	98	—	54

Total operating income	11,046	19,159	37,666	50,555

Interest expense	(2,642)	(3,696)	(8,994)	(12,132)
Estimated patronage dividends	(2,369)	(6,976)	(11,633)	(17,135)
Income taxes	(2,147)	(3,697)	(6,838)	(9,069)

Net earnings	$3,888	$4,790	$10,201	$12,219

Depreciation and amortization
Wholesale distribution	$6,273	$5,674	$17,999	$16,657
Insurance	36	44	118	139
All other	2	2	5	5

Total depreciation and amortization	$6,311	$5,720	$18,122	$16,801

Capital expenditures
Wholesale distribution	$2,598	$7,005	$7,757	$19,192
Insurance	8	—	8	—
All other	—	—	—	—

Total capital expenditures	$2,606	$7,005	$7,765	$19,192

Identifiable assets
Wholesale distribution	$762,969	$776,954	$762,969	$776,954
Insurance	89,350	86,012	89,350	86,012
All other	18,110	18,039	18,110	18,039

Total identifiable assets	$870,429	$881,005	$870,429	$881,005

5.    SHAREHOLDERS’ EQUITY

During the thirty-nine week period ended June 27, 2009, the Company issued 2,100 Class A Shares with an issue value of $0.6 million and redeemed 11,200 Class A Shares with a redemption value of $3.0 million. The Company issued 138 Class B Shares with an issue value of $38 thousand and redeemed 23,104 Class B Shares with a redemption value of $5.2 million. The Company issued 204 Class E Shares with an issue value of $20 thousand and redeemed 1,145 Class E Shares with a redemption value of $0.1 million.

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

In association with the acquisition of the operation of Associated Grocers, Incorporated and its subsidiaries of Seattle, Washington (the “Acquisition”) at the beginning of fiscal year 2008, the Company assumed the Cash Balance Retirement Plan for Employees of Associated Grocers, Incorporated (“AG Cash Balance Plan”), which was a noncontributory defined benefit pension plan covering eligible employees of Associated Grocers, Incorporated who were not subject to a collective bargaining agreement. Prior to December 31, 2008, benefits under the AG Cash Balance Plan were provided through a trust and also through annuity contracts. Effective as of December 31, 2008 (the “Plan Merger Date”), the AG Cash Balance Plan was merged with and into the Unified Cash Balance Plan. Accordingly, subsequent to the Plan Merger Date, the terms and conditions governing the participants in the AG Cash Balance Plan (“AG Participants”) are set forth as described in the Company’s Amended and Restated Unified Grocers, Inc. Cash Balance Plan, effective January 1, 2009 (see Exhibit 10.38.6 to the Company’s Quarterly Report on Form 10-Q for the quarterly period ended December 27, 2008, filed on February 10, 2009 for additional information). As to the AG Participants, the terms of the AG Cash Balance Plan that existed prior to the Plan Merger Date were effective through the Plan Merger Date. AG Participants’ periods of service (as defined in the AG Cash Balance Plan) were determined and frozen as of the Plan Merger Date, such that no AG Participant accrued any additional service after such date. Additionally, AG Participants’ accrued benefits under the AG Cash Balance Plan were frozen as of the Plan Merger Date, and no AG Participant accrued additional pay credits or interest (as defined by the AG Cash Balance Plan) after the Plan Merger Date. Effective January 1, 2009, all qualifying employees of the Company not subject to a collective bargaining agreement (including AG Participants) will accrue benefits pursuant to the Unified Cash Balance Plan.

The Company also sponsors an Executive Salary Protection Plan (“ESPP”) that provides supplemental post-termination retirement income based on each participant’s final salary and years of service as an officer of the Company. Funds are held in a rabbi trust for the ESPP consisting primarily of life insurance policies reported at cash surrender value and mutual fund investments consisting of various publicly-traded mutual funds reported at estimated fair value based on quoted market prices. The cash surrender value of such life insurance policies aggregated $13.3 million and $15.0 million at June 27, 2009 and September 27, 2008, respectively, and are included in other assets in the Company’s consolidated condensed balance sheets. The mutual funds are reported at their estimated fair value of $2.0 million and $2.5 million at June 27, 2009 and September 27, 2008, respectively, and are included in other assets in the Company’s consolidated condensed balance sheets. The related accrued benefit cost (representing the Company’s benefit obligation to participants) of $24.3 million and $21.9 million at June 27, 2009 and September 27, 2008, respectively, is recorded in long-term liabilities, other in the Company’s consolidated condensed balance sheets. Assets held in the rabbi trust are excluded from ESPP plan assets as they do not qualify as plan assets under Statement of Financial Accounting Standards (“SFAS”) No. 87, “Employers’ Accounting for Pensions” (“SFAS 87”). The assets held in the rabbi trust are not available for general corporate purposes. The rabbi trust is subject to creditor claims in the event of insolvency.

The Company sponsors other postretirement benefit plans that cover non-union employees and provide unused sick leave benefits for certain eligible non-union and union employees. Those plans are not funded.

The Company’s funding policy is to make contributions to the Unified Cash Balance Plan (and previously to the AG Cash Balance Plan prior to December 31, 2008) in amounts that are at least sufficient to meet the minimum funding requirements of applicable laws and regulations, but no more than amounts deductible for federal income tax purposes. The Company expects to make estimated contributions to the now-combined Unified and AG Cash

Unified Grocers, Inc. and Subsidiaries

Notes to Consolidated Condensed Financial Statements (Unaudited)—(Continued)

Balance Plans totaling $7.8 million during fiscal 2009, which is comprised of $3.8 million for the 2009 plan year and $4.0 million for the 2008 plan year. Of this amount, estimated contributions totaling $4.6 million are attributed to the Unified Cash Balance Plan (comprised of $3.1 million for the 2009 plan year and $1.5 million for the 2008 plan year), and $3.2 million are attributed to the former AG Cash Balance Plan (comprised of $0.7 million for the 2009 plan year and $2.5 million for the 2008 plan year). At its discretion, the Company may contribute in excess of these amounts. The Company contributed $1.9 million and $0.8 million to the combined cash balance plans ($1.5 million and $0.7 million to the Unified Cash Balance Plan and $0.4 million and $0.1 million to the AG Cash Balance Plan) during the thirty-nine weeks ended June 27, 2009 for the 2009 and 2008 plan years, respectively.

Additionally, at the beginning of fiscal 2009, the Company expected to contribute $0.7 million to the ESPP to fund projected benefit payments to participants for the 2009 plan year. The Company contributed $0.5 million to the ESPP during the thirty-nine weeks ended June 27, 2009 to fund benefit payments to participants for the 2009 plan year.

In September 2006, the FASB ratified Emerging Issues Task Force (“EITF”) Issue No. 06-4, “Accounting for Deferred Compensation and Postretirement Benefits Associated with Endorsement Split-Dollar Life Insurance Arrangements” (“EITF No. 06-4”). EITF No. 06-4 requires deferred compensation or postretirement benefit aspects of an endorsement-type split-dollar life insurance arrangement to be recognized as a liability by the employer and states the obligation is not effectively settled by the purchase of a life insurance policy. The liability for future benefits should be recognized based on the substantive agreement with the employee, which may be either to provide a future death benefit or to pay for the future cost of life insurance. The Company adopted EITF No. 06-4 in its first fiscal quarter of fiscal year-end 2009. Pursuant to the adoption guidance of EITF No. 06-4, the Company recorded a liability for the future cost of life insurance provided on behalf of current and qualifying former officers of the Company and recognized, as a change in accounting principle, a cumulative effect adjustment charge of $3.3 million to beginning retained earnings in its consolidated condensed statement of financial position as of the beginning of the current fiscal year. As a result of changes to the initial actuarial estimates, during the second quarter of fiscal 2009, the Company reduced the initial liability $0.8 million and recognized a corresponding credit in its consolidated statement of earnings. Additionally, the Company recorded service and interest cost accretion to the liability of $0.3 million for the thirty-nine weeks ended June 27, 2009.

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

9.    NEW ACCOUNTING PRONOUNCEMENTS

In July 2009, the FASB issued SFAS No. 168, “The FASB Accounting Standards Codification and the Hierarchy of Generally Accepted Accounting Principles—a replacement of FASB Statement No. 162” (“SFAS No. 168” or the “Codification”). The Codification will become the source of authoritative U.S. generally accepted accounting principles (“U.S. GAAP”) recognized by the FASB to be applied by nongovernmental entities. On the effective date of SFAS No. 168, the Codification will supersede all then-existing non-SEC accounting and reporting standards. All other non-grandfathered, non-SEC accounting literature not included in the Codification will become non-authoritative. SFAS No. 168 is effective for financial statements issued for interim and annual periods ending after September 15, 2009. Accordingly, the Codification will be adopted for the Company’s fiscal year-end 2009. Other than updating accounting reference disclosures, the adoption of the Codification is not expected to have a significant impact on the Company’s consolidated financial statements.

Unified Grocers, Inc. and Subsidiaries

Notes to Consolidated Condensed Financial Statements (Unaudited)—(Continued)

In May 2009, the FASB issued SFAS No. 165, “Subsequent Events” (“SFAS No 165”). SFAS No. 165 establishes general standards of accounting for and disclosure of events that occur after the balance sheet date but before financial statements are issued or are available to be issued. It requires disclosure of the date through which an entity has evaluated subsequent events and the basis for that date. SFAS No. 165 is effective for interim and annual periods ending after June 15, 2009. Accordingly, the Company adopted SFAS No. 165 effective with its third quarter of fiscal year-end 2009. The adoption of SFAS No. 165 did not have an impact on the Company’s consolidated condensed financial statements.

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

All three of these final FSPs are effective for interim and annual periods ending after June 15, 2009. Accordingly, the Company adopted these standards effective with its third quarter of fiscal year-end 2009. Other than enhanced disclosure requirements, the adoption of these standards did not have an impact on the Company’s consolidated condensed financial statements. See Note 1 (“Basis of Presentation”), Note 2 (“Fair Value of Financial Instruments”) and Note 3 (“Investments”) for additional information.

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

In May 2008, the FASB issued SFAS No. 162, “The Hierarchy of Generally Accepted Accounting Principles” (“SFAS No 162”). SFAS No. 162 identifies the sources of accounting principles and the framework for selecting the principles to be used in the preparation of financial statements. SFAS No. 162 became effective November 15, 2008, or 60 days following the SEC’s approval pursuant to Release No. 34-58555 on September 16, 2008, of the Public Company Accounting Oversight Board (“PCAOB”) amendments to AU Section 411, “The Meaning of ‘Present Fairly in Conformity With Generally Accepted Accounting Principles’.” The adoption of SFAS No. 162 did not have an impact on the Company’s consolidated condensed financial statements. SFAS No. 162 was superseded and replaced by SFAS No. 168 (see above) for financial statements issued for interim and annual periods ending after September 15, 2009.

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

Unified Grocers, Inc. and Subsidiaries

Notes to Consolidated Condensed Financial Statements (Unaudited)—(Continued)

In September 2006, the FASB ratified Emerging Issues Task Force (“EITF”) Issue No. 06-4, “Accounting for Deferred Compensation and Postretirement Benefits Associated with Endorsement Split-Dollar Life Insurance Arrangements” (“EITF No. 06-4”) and in March 2007, the FASB ratified EITF Issue No. 06-10, “Accounting for Collateral Assignment Split-Dollar Life Insurance Arrangements” (“EITF No. 06-10”). EITF No. 06-4 requires deferred compensation or postretirement benefit aspects of an endorsement-type split-dollar life insurance arrangement to be recognized as a liability by the employer and states the obligation is not effectively settled by the purchase of a life insurance policy. The liability for future benefits should be recognized based on the substantive agreement with the employee, which may be either to provide a future death benefit or to pay for the future cost of the life insurance. EITF No. 06-10 provides recognition guidance for postretirement benefit liabilities related to collateral assignment split-dollar life insurance arrangements, as well as recognition and measurement of the associated asset on the basis of the terms of the collateral assignment split-dollar life insurance arrangement. EITF No.’s 06-4 and 06-10 are effective for fiscal years beginning after December 15, 2007. Accordingly, the Company adopted EITF No.’s 06-4 and 06-10 effective with its first quarter of fiscal year-end 2009. Pursuant to the adoption guidance of EITF No. 06-4, the Company recorded a liability for the future cost of life insurance provided on behalf of current and qualifying former officers of the Company and recognized, as a change in accounting principle, a cumulative effect adjustment charge of $3.3 million to beginning retained earnings in its consolidated condensed statement of financial position as of the beginning of the current fiscal year (see Note 7). The adoption of EITF No. 06-10 had no impact on the Company’s consolidated condensed financial statements.

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

Unified Grocers, Inc. and Subsidiaries

Notes to Consolidated Condensed Financial Statements (Unaudited)—(Continued)

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

10.    SUBSEQUENT EVENTS

Subsequent events have been evaluated by the Company through August 11, 2009, which is the date financial statements were issued.

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

In conjunction with the Acquisition, the Company began to review the overall logistics model for the Pacific Northwest region. The need to develop a new comprehensive logistics model was predicated on the fact that the lease on the main warehouse and office complex in Seattle (formerly operated by AG) is short-term in nature and the configuration of this complex is not optimum. The objective of the review is to determine the size, configuration and location(s) for a distribution facility (facilities) in the Pacific Northwest to best serve our customers in the region. The Company expects to complete its review of the overall logistics model for the Pacific Northwest region by the end of 2009.

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

To further enhance our strategy to help our customers differentiate themselves from the competition, we are focused on helping our retailers understand consumer trends. Consumers continue to move toward health and wellness and ethnic food choices. One of our initiatives will be to continue our development of programs and services designed with consumers in mind. The retail store is becoming a bigger source of information for customers about the products that are available to them. To provide this information, we are offering more in-store literature to educate consumers about the products we offer, particularly in the health and wellness category. As consumer preferences change, we continue to develop a targeted mix of health and wellness and ethnic products through Market Centre, our specialty products subsidiary, which sells grocery products in four categories: gourmet, ethnic foods, natural/organic products and confections. In addition to supplying these products, Market Centre offers a wide range of retail support services, including category development and management, merchandising services, marketing programs and promotional strategies.

We also support growth by offering product promotions and by supporting and sponsoring major events that help promote sales at the retail level.

Economic Factors

We are impacted by changes in the overall economic environment. An inflationary or deflationary economic period could impact the Company’s operating income in a variety of areas, including, but not limited to, sales, cost of sales, employee wages, benefits and workers’ compensation insurance, as well as energy and fuel costs. In recent periods, the Company has experienced significant volatility in the cost of certain commodities, the cost of ingredients for our manufactured breads and processed fluid milk, and the cost of packaged goods purchased from other manufacturers. The Company’s pricing programs are designed to pass these costs on to our customers; however, the Company may not always be able to pass such changes to customers on a timely basis. Any delay may result in a less than full recovery of price increases. It is also difficult to predict the effect that possible future purchased or manufactured product cost decreases might have on our profitability. The effect of deflation in purchased or manufactured product costs would depend on the extent to which we had to lower selling prices of our products to respond to sales price competition in the market. Consequently, it is difficult for us to accurately predict the impact that inflation or deflation might have on our operations.

The majority of Unified’s investments (approximately 84%) are held by two of our insurance subsidiaries, and include U.S. government agency mortgage-backed securities, U.S. state municipal securities, high quality investment grade corporate bonds, and U.S. government treasury securities. These investments are generally not actively traded and are valued based upon inputs including quoted prices for identical or similar assets. Collectively, these investments have experienced a decrease in estimated fair value or market value since the beginning of our 2009 fiscal year. Approximately 11% of Unified’s investments are held by our Wholesale Distribution segment, which consists primarily of Western Family Holding Company (“Western Family”) common stock. Western Family is a private cooperative located in Oregon from which the Company purchases food and related general merchandise products. Approximately 5% of our investments are held by our other support businesses and consists of an investment by the Company’s finance subsidiary in a third party bank. The third party bank operates as a cooperative and therefore its borrowers are required to own its Class B stock.

Life insurance and mutual fund assets with values tied to the equity markets have been negatively impacted by the overall market decline that took place during fiscal year 2008 as well as the thirty-nine weeks ended June 27, 2009. Although net earnings and net comprehensive earnings experienced a decrease corresponding to the decline in life insurance and mutual fund assets, respectively, the decline in such assets is deemed by management to be temporary in nature.

External factors continue to drive volatility in costs associated with fuel. Our pricing includes a fuel surcharge on product shipments to recover excess fuel costs over a specified index. When fuel costs fall below the specified index, pricing adjustments will refund amounts to our customers. The surcharge is reviewed monthly and adjusted when appropriate.

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

Additionally, we continue to make retail technology improvements to better support our customers. We provide these customers with network connectivity, data exchange, and a portfolio of applications. Continuing to enhance these tools allows independent retailers with varying retail formats to benefit from standardization, while making use of the business applications best suited to their unique needs. Our efforts centered most recently on integrating our corporate and Seattle-based systems, replacing the former AG retail network with Unified’s broadband retail network, enhancing our “ULINK” suite of products to include Direct Store Delivery data, and creating a replacement program for our “PALM” applications running on Windows CE hand-held devices. We also continued to help our retailers upgrade their electronic payment terminals and administrative office software to be compliant with Payment Card Industry regulations.

Sales Activities and Recent Developments

We experienced an overall sales decrease of $72.1 million, or 2.4%, for the thirty-nine weeks ended June 27, 2009 (the “2009 Period”) as compared to the thirty-nine week period ended June 28, 2008 (the “2008 Period”). Our Wholesale Distribution segment decreased $71.8 million in the 2009 Period compared to the 2008 Period. This decrease includes sales to one former customer of AG (“AG customer”) as it transitioned to another wholesaler during the 2008 Period. Sales to the transitioned AG customer were $64.9 million in the 2008 Period. Additionally, dairy sales to continuing customers decreased $12.5 million due primarily to a 25% decline in raw milk prices in California. Excluding the impact of this transition customer and the decrease in dairy prices, wholesale sales increased $5.6 million, or 0.2%.

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

	Thirteen Weeks Ended		% Change Thirteen Weeks	Thirty-Nine Weeks Ended		% Change Thirty-Nine Weeks
Fiscal Period Ended	June 27, 2009	June 28, 2008		June 27, 2009	June 28, 2008
Net sales	100.0%	100.0%	(2.4)%	100.0%	100.0%	(2.4)%
Cost of sales	91.3	90.0	(0.9)	90.9	90.3	(1.7)
Distribution, selling and administrative expenses	7.6	8.2	(9.8)	7.8	8.0	(4.6)
Operating income	1.1	1.8	(42.3)	1.3	1.7	(25.5)
Interest expense	(0.3)	(0.3)	(28.5)	(0.3)	(0.4)	(25.9)
Estimated patronage dividends	(0.2)	(0.6)	(66.0)	(0.4)	(0.6)	(32.1)
Income taxes	(0.2)	(0.4)	(41.9)	(0.3)	(0.3)	(24.6)
Net earnings	0.4%	0.5%	(18.8)%	0.3%	0.4%	(16.5)%

THIRTEEN WEEK PERIOD ENDED JUNE 27, 2009 (“2009 PERIOD”) COMPARED TO THE THIRTEEN WEEK PERIOD ENDED JUNE 28, 2008 (“2008 PERIOD”)

Overview of the 2009 Period.    Our consolidated operating income decreased $8.1 million to $11.1 million in the 2009 Period compared to $19.2 million in the 2008 Period.

The overall decrease in operating income is summarized in our operating segments and other business activities as follows:

•

Wholesale Distribution Segment:    The Wholesale Distribution segment’s operating income decreased $7.3 million to $10.0 million in the 2009 Period compared to $17.3 million in the 2008 Period. The decrease in operating income was due, in large part, to an increase in cost of sales related to reduced inventory holding gains and to changes in vendor marketing activity. Also contributing to this decrease was the conversion of former AG customers to membership at the beginning of fiscal 2009 that qualified them for Member pricing and a decrease in sales, due primarily to our no longer serving a former AG customer that transitioned to another wholesaler during the 2008 Period. The effect of these activities was partially offset by lower overall distribution, selling and administrative expenses.

•	Insurance Segment: Operating income decreased $0.7 million in our Insurance segment to $1.1 million in the 2009 Period compared to $1.8 million in the 2008 Period.

•

All Other:    Operating income was insignificant for the 2009 Period and $0.1 million for the 2008 Period. All Other business activities primarily consist of activities conducted through our finance subsidiary. Beginning in fiscal 2004, and continuing through the third fiscal quarter of fiscal 2008, the Company’s “All Other” category also included the consolidation of a variable interest entity as discussed in Note 3 to “Notes to Consolidated Financial Statements” in our Annual Report on Form 10-K for the year ended September 27, 2008. No future losses or returns related to this variable interest entity were expected, and as such, consolidation was no longer required as of September 27, 2008. Deconsolidating the variable interest entity had no material impact on our financial statements.

The following tables summarize the performance of each business segment for the 2009 and 2008 Periods.

Wholesale Distribution Segment

(dollars in thousands)

	Thirteen Weeks Ended June 27, 2009		Thirteen Weeks Ended June 28, 2008
	Amounts in 000’s	Percent to Net Sales	Amounts in 000’s	Percent to Net Sales	Difference
Gross sales	$988,665	—	$1,013,515	—	$(24,850)
Inter-segment eliminations	—	—	—	—	—

Net sales	988,665	100.0%	1,013,515	100.0%	(24,850)
Cost of sales	905,680	91.6	914,968	90.3	(9,288)
Distribution, selling and administrative expenses	73,011	7.4	81,230	8.0	(8,219)

Operating income	$9,974	1.0%	$17,317	1.7%	$(7,343)

Insurance Segment

(dollars in thousands)

	Thirteen Weeks Ended June 27, 2009		Thirteen Weeks Ended June 28, 2008
	Amounts in 000’s	Percent to Net Sales	Amounts in 000’s	Percent to Net Sales	Difference
Gross sales – premiums earned	$6,935	—	$7,758	—	$(823)
Inter-segment eliminations	(3,253)	—	(4,376)	—	1,123

Net sales – premiums earned	3,682	100.0%	3,382	100.0%	300
Cost of sales – underwriting expenses	881	23.9	(98)	(2.9)	979
Selling and administrative expenses	1,697	46.1	1,736	51.3	(39)

Operating income	$1,104	30.0%	$1,744	51.6%	$(640)

All Other

(dollars in thousands)

	Thirteen Weeks Ended June 27, 2009		Thirteen Weeks Ended June 28, 2008
	Amounts in 000’s	Percent to Net Sales	Amounts in 000’s	Percent to Net Sales	Difference
Gross sales	$221	—	$355	—	$(134)
Inter-segment eliminations	(77)	—	(197)	—	120

Net sales	144	100.0%	158	100.0%	(14)
Selling and administrative expenses	176	122.2	60	38.0	116

Operating (loss) income	(32)	(22.2)%	$98	62.0%	$(130)

Net sales.    Consolidated net sales decreased $24.6 million, or 2.4%, to $992.5 million in the 2009 Period compared to $1,017.1 million for the 2008 Period.

•

Wholesale Distribution Segment:    Net Wholesale Distribution sales decreased $24.8 million to $988.7 million in the 2009 Period compared to $1,013.5 million for the 2008 Period. Significant components of this decrease are summarized below.

Discontinued Customers

•	During the 2008 Period, Unified temporarily served one former AG customer as it transitioned to another wholesaler. Sales to this customer were $9.3 million in the 2008 Period.

•	Sales to other customers in the 2008 Period that discontinued business with us and began purchasing their products from competitors were $4.8 million.

Continuing Customers

•

Sales to customers that continued to purchase from Unified decreased by approximately $16.9 million, including a decrease of $4.2 million in the Company’s Dairy divisions due primarily to a 27% decline in raw milk prices in California. The remainder of the decrease was due to the general decline in economic conditions, including a shift in customer demand toward lower cost items such as our corporate brands. Sales in our Market Centre specialty foods subsidiary increased $3.7 million, while sales in our other product lines declined $16.4 million.

New Customers

•	During the 2009 Period, we began supplying customers that were previously served by competitors, resulting in a $6.2 million increase in sales.

•

Insurance Segment:    Net sales, consisting principally of premium revenues, increased $0.3 million to $3.7 million in the 2009 Period compared to $3.4 million for the 2008 Period. The growth in premiums related to liability coverage was partially offset by a decrease in our California workers’ compensation policy activity.

•	All Other: Net sales decreased $0.1 million to $0.1 million in the 2009 Period versus $0.2 million in the 2008 Period.

Cost of sales (including underwriting expenses).    Consolidated cost of sales was $906.6 million for the 2009 Period and $914.9 million for the 2008 Period and comprised 91.3% and 90.0% of consolidated net sales for the 2009 and 2008 Periods, respectively.

•

Wholesale Distribution Segment:    Cost of sales decreased by $9.3 million to $905.7 million in the 2009 Period compared to $915.0 million in the 2008 Period. As a percentage of net wholesale sales, cost of sales was 91.6% and 90.3% for the 2009 and 2008 Periods, respectively.

•

The change in product and customer sales mix resulted in a 0.3% increase in cost of sales as a percent of net wholesale sales. Contributions to this change include the impact of seventy-five customers from the AG Acquisition becoming Members and converting to Member pricing at the beginning of fiscal 2009, as well as a reduction of delivery fees related to certain customers shifting from delivered to will-call status.

•

A reduction in fees related to fuel costs contributed to a 0.2% increase in cost of sales as a percent of net wholesale sales, and is attributed to a decrease in fuel surcharges in response to decreased fuel costs.

•

Vendor related activity contributed to a 0.8% increase in cost of sales as a percent of net wholesale sales in the 2009 Period compared to the 2008 Period. The change is primarily driven by a significant decrease in inventory holding gains (realized upon sale) due to a lack of vendor price increases as well as changes in vendor marketing activity. Furthermore, the 2008 Period included an abnormally large amount of vendor price increases. Our vendors and brokers are continually evaluating their go-to-market strategies to effectively promote their products. Changes in their strategies could have a favorable or unfavorable impact on our financial performance. See “Critical Accounting Policies and Estimates – Vendor Funds” discussed in Part II, Item 7 “Management’s Discussion and Analysis of Financial Condition and Results of Operations” of the Company’s Annual Report on Form 10-K for the year ended September 27, 2008.

•

Insurance Segment:    Cost of sales primarily consists of claims loss and loss adjustment expenses, underwriting expenses, commissions, premium taxes and regulatory fees. Cost of sales increased $1.0 million from a credit of $0.1 million in the 2008 Period to a charge of $0.9 million in the 2009 Period. The increase in cost of sales in the 2009 Period resulted from the lowering of loss reserves in the 2008 Period based on improved loss experience for earlier periods. Additionally, the cost of insurance and the adequacy of loss reserves are also impacted by actuarial estimates based on a detailed analysis of health care cost trends, mortality rates, claims history, demographics and industry trends. As a result, the amount of loss reserves and future expenses is significantly affected by these variables and may significantly change, depending on the cost of providing benefits and the results of further legislative action. See additional discussion related to insurance reserves under “Risk Factors” – “Our insurance reserves may be inadequate if unexpected losses occur.”

Distribution, selling and administrative expenses.    Consolidated distribution, selling and administrative expenses were $74.9 million in the 2009 Period compared to $83.0 million in the 2008 Period, and comprised 7.6% and 8.2% of net sales for the 2009 and 2008 Periods, respectively.

•

Wholesale Distribution Segment:    Distribution, selling and administrative expenses were $73.0 million in the 2009 Period compared to $81.2 million in the 2008 Period, and comprised 7.4% and 8.0% of net wholesale sales for the 2009 and 2008 Periods, respectively. As discussed in further detail below, decreases in fuel, life insurance, taxes (other than income taxes), workers’ compensation and other expenses of $8.6 million, or 0.7% as a percent of net wholesale sales, were partially offset by an increase in medical benefits expenses of $0.4 million, or 0.1% as a percent of net wholesale sales.

•

Fuel Expense:    During the 2009 Period, we experienced diesel fuel expense decreases of $2.2 million, or 0.2% as a percent of net wholesale sales. This decrease is primarily due to the lower cost of diesel fuel as compared to the 2008 Period. As described in “Economic Factors,” changes in the cost of diesel fuel are reflected monthly in a fuel surcharge applied to all delivered business.

•

Insurance Expense (other than Workers’ Compensation):    During the 2009 Period, we experienced net life insurance expense decreases of $1.3 million, or 0.1% as a percent of net wholesale sales. This decrease is primarily due to changes in the cash surrender value of our life insurance policy assets. In the 2009 Period, the value of our policy assets increased $1.3 million, resulting in a decrease in our expense. In the 2008 Period, the value of our policy assets did not significantly change. These increases in our policy assets are a result of an increase in the fair value of the underlying securities, which are highly concentrated in U.S. equity markets and priced based on readily determinable market values.

•

Taxes (other than Income Taxes):    Taxes, other than income taxes, decreased $0.9 million, or 0.1% as a percent of net wholesale sales, due to the conversion of seventy-five AG customers to membership and a resulting favorable business tax treatment on Member sales for the state of Washington.

•	Workers’ Compensation Expense: Our workers’ compensation expenses decreased by $0.6 million, or 0.1% as a percent of net wholesale sales, due to reduced premiums for our calendar year 2009 policy.

•

Medical Benefits:    During the 2009 Period, we experienced medical benefits expense increases of $0.4 million, or 0.1% as a percent of net wholesale sales, due primarily to an increase in the cost of medical insurance premiums for employees covered under collective bargaining agreements.

•

Other Expense Changes:    General expenses decreased $3.6 million, or 0.2% as a percent of net wholesale sales. The decrease as a percent to net wholesale sales was due primarily to higher expenses in the 2008 Period related to costs from reconfiguring our Stockton facility to accommodate new racking, new sales growth and volume transferred from our closed Hayward distribution facility.

•	Insurance Segment: Selling and administrative expenses for the Insurance segment were $1.7 million in the 2008 and 2009 Periods.

•	All Other: Selling and administrative expenses for our All Other business activities increased $0.1 million to $0.2 million in the 2009 Period from $0.1 million in the 2008 Period.

Interest.    Interest expense decreased $1.1 million to $2.6 million in the 2009 Period compared to $3.7 million in the 2008 Period and comprised 0.3% of consolidated net sales for the 2009 and 2008 Periods. Factors impacting interest expense are as follows:

•	Interest expense on our primary debt instruments (as described below) decreased $1.0 million to $2.4 million in the 2009 Period compared to $3.4 million in the 2008 Period.

•

Interest Rates:    Interest expense decreased $0.8 million from the 2008 Period due to a decrease in our effective borrowing rate. Our effective borrowing rate for the combined primary debt, made up of the revolving line of credit and senior secured notes, was 4.0% and 5.3% for the 2009 and 2008 Periods, respectively, and decreased due to a reduction in the base rate on the revolving line of credit resulting from a lower level of short-term interest rates.

•

Weighted Average Borrowings:    Interest expense decreased $0.2 million due to a decrease in our weighted average borrowings. Weighted average borrowings decreased $20.2 million in the 2009 Period compared to the 2008 Period due to decreased inventories, capital expenditures, interest expense and improved cash flow from operations.

Borrowings on our revolving credit agreement are subject to market rate fluctuations. A 25 basis point change in the market rate of interest over the period would have resulted in a $0.1 million increase or decrease in corresponding interest expense.

•	Interest expense on our other debt instruments was $0.2 million in the 2009 Period compared to $0.3 million in the 2008 Period.

Estimated patronage dividends.    Estimated patronage dividends for the 2009 Period were $2.4 million, compared to $7.0 million in the 2008 Period. Patronage dividends for the 2009 and 2008 Periods consisted of the patronage earnings from the Company’s three patronage earnings divisions: the California Dairy Division, the Pacific Northwest Dairy Division and the Cooperative Division. For the 2009 and 2008 Periods, respectively, the Company had patronage earnings of $2.5 million and $2.5 million in the California Dairy Division, $0.4 million and $0.2 million in the Pacific Northwest Dairy Division and a patronage loss of $0.5 million and patronage earnings of $4.3 million in the Cooperative Division. The increase in the Pacific Northwest Dairy Division is related to the addition of sales to AG customers that have become Members. The decline in the Cooperative Division patronage earnings was primarily due to lower inventory holding gains and other vendor related activity, partially offset by decreased operating expenses. Patronage dividends generated by the Cooperative Division are distributed annually (see Part I, Item 1 “Business – Patronage Dividends” of the Company’s Annual Report on Form 10-K for the year ended September 27, 2008 for additional information), while patronage dividends generated by the dairy divisions are paid quarterly (historically in cash).

Income taxes.    The Company’s effective income tax rate was 35.6% for the 2009 Period compared to 43.6% for the 2008 Period. The higher rate for the 2008 Period is due to unfavorable fluctuations in permanent book–to–tax differences related to the Company’s corporate-owned life insurance policies.

THIRTY-NINE WEEK PERIOD ENDED JUNE 27, 2009 (“2009 PERIOD”) COMPARED TO THE THIRTY-NINE WEEK PERIOD ENDED JUNE 28, 2008 (“2008 PERIOD”)

Overview of the 2009 Period.    Our consolidated operating income decreased $12.8 million to $37.7 million in the 2009 Period compared to $50.5 million in the 2008 Period.

The overall decrease in operating income is summarized in our operating segments and other business activities as follows:

•

Wholesale Distribution Segment:    The Wholesale Distribution segment’s operating income decreased $13.4 million to $34.1 million in the 2009 Period compared to $47.5 million in the 2008 Period. The decrease in operating income was due, in large part, to reduced prices related to the conversion of former AG customers to membership at the beginning of the 2009 Period that qualified them for Member pricing and to decreased sales, due primarily to our no longer serving a former AG customer that transitioned to another wholesaler during the 2008 Period.

•

Insurance Segment:    Operating income increased $0.6 million in our Insurance segment to $3.6 million in the 2009 Period compared to $3.0 million in the 2008 Period. The improvement in the 2009 Period resulted primarily from lowering loss reserves based on improved claims loss experience for earlier periods.

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

The following tables summarize the performance of each business segment for the 2009 and 2008 Periods.

Wholesale Distribution Segment

(dollars in thousands)

	Thirty-Nine Weeks Ended June 27, 2009		Thirty-Nine Weeks Ended June 28, 2008
	Amounts in 000’s	Percent to Net Sales	Amounts in 000’s	Percent to Net Sales	Difference
Gross sales	$2,979,234	—	$3,051,036	—	$(71,802)
Inter-segment eliminations	—	—	—	—	—

Net sales	2,979,234	100.0%	3,051,036	100.0%	(71,802)
Cost of sales	2,716,558	91.2	2,763,934	90.6	(47,376)
Distribution, selling and administrative expenses	228,584	7.7	239,552	7.9	(10,968)

Operating income	$34,092	1.1%	$47,550	1.5%	$(13,458)

Insurance Segment

(dollars in thousands)

	Thirty-Nine Weeks Ended June 27, 2009		Thirty-Nine Weeks Ended June 28, 2008
	Amounts in 000’s	Percent to Net Sales	Amounts in 000’s	Percent to Net Sales	Difference
Gross sales – premiums earned	$19,414	—	$21,795	—	$(2,381)
Inter-segment eliminations	(9,726)	—	(11,957)	—	2,231

Net sales – premiums earned	9,688	100.0%	9,838	100.0%	(150)
Cost of sales – underwriting expenses	1,075	11.1	1,645	16.7	(570)
Selling and administrative expenses	5,039	52.0	5,242	53.3	(203)

Operating income	$3,574	36.9%	$2,951	30.0%	$623

All Other

(dollars in thousands)

	Thirty-Nine Weeks Ended June 27, 2009		Thirty-Nine Weeks Ended June 28, 2008
	Amounts in 000’s	Percent to Net Sales	Amounts in 000’s	Percent to Net Sales	Difference
Gross sales	$730	—	$1,288	—	$(558)
Inter-segment eliminations	(247)	—	(655)	—	408

Net sales	483	100.0%	633	100.0%	(150)
Selling and administrative expenses	483	100.0	579	91.5	(96)

Operating income	$0	0.0%	$54	8.5%	$(54)

Net sales.    Consolidated net sales decreased $72.0 million, or 2.4%, to $2.989 billion in the 2009 Period compared to $3.062 billion for the 2008 Period.

•

Wholesale Distribution Segment:    Net Wholesale Distribution sales decreased $71.8 million to $2.979 billion in the 2009 Period compared to $3.051 billion for the 2008 Period. The primary components of this decrease are discussed below.

Discontinued Customers

•	During the 2008 Period, Unified temporarily served one former AG customer as it transitioned to another wholesaler. Sales to this customer were $64.9 million in the 2008 Period.

•	Sales to other customers in the 2008 Period that discontinued business with us and began purchasing their products from competitors were $12.8 million.

Continuing Customers

•

Sales to customers that continued to purchase from Unified decreased by approximately $19.4 million, including a decrease of $12.5 million in the Company’s Dairy divisions due primarily to a 25% decline in raw milk prices in California. The remainder of the decrease was due to the general decline in economic conditions, including a shift in customer demand toward lower cost items such as our corporate brands. Sales in our Market Centre specialty foods subsidiary increased $17.4 million while sales in our other product lines declined $24.3 million.

New Customers

•	During the 2009 Period, we began supplying customers that were previously served by competitors, resulting in a $25.3 million increase in sales.

•

Insurance Segment:    Net sales, consisting principally of premium revenues, decreased $0.1 million to $9.7 million in the 2009 Period compared to $9.8 million for the 2008 Period. The decline in our California workers’ compensation policy activity was partially offset by a growth in premiums related to liability coverage.

•	All Other: Net sales decreased $0.1 million to $0.5 million in the 2009 Period versus $0.6 million in the 2008 Period.

Cost of sales (including underwriting expenses).    Consolidated cost of sales was $2.718 billion for the 2009 Period and $2.766 billion for the 2008 Period and comprised 90.9% and 90.3% of consolidated net sales for the 2009 and 2008 Periods, respectively.

•

Wholesale Distribution Segment:    Cost of sales decreased by $47.4 million to $2.717 billion in the 2009 Period compared to $2.764 billion in the 2008 Period. As a percentage of net wholesale sales, cost of sales was 91.2% and 90.6% for the 2009 and 2008 Periods, respectively. The primary components of this decrease are discussed below.

•

The change in product and customer sales mix resulted in a 0.4% increase in cost of sales as a percent of net wholesale sales. Contributions to this change include the impact of seventy-five customers from the AG Acquisition becoming Members and converting to Member pricing at the beginning of fiscal 2009, as well as a reduction of delivery fees related to certain customers shifting from delivered to will-call status.

•

A reduction in fees related to fuel costs contributed to a 0.1% increase in cost of sales as a percent of net wholesale sales, and is attributed to a decrease in fuel surcharges in response to decreased fuel costs.

•

Vendor related activity contributed to a 0.1% increase in cost of sales as a percent of net wholesale sales. The change is primarily driven by a decrease in inventory holding gains (realized upon sale) due to a lack of vendor price increases. Our vendors and brokers are continually evaluating their go-to-market strategies to effectively promote their products. Changes in their strategies could have a favorable or unfavorable impact on our financial performance. See “Critical Accounting Policies and Estimates – Vendor Funds” discussed in Part II, Item 7 “Management’s Discussion and Analysis of Financial Condition and Results of Operations” of the Company’s Annual Report on Form 10-K for the year ended September 27, 2008.

•

Insurance Segment:    Cost of sales primarily consists of claims loss and loss adjustment expenses, underwriting expenses, commissions, premium taxes and regulatory fees. Cost of sales decreased $0.6 million from $1.7 million in the 2008 Period to $1.1 million in the 2009 Period. The decline in cost of sales in the 2009 Period resulted from lowering loss reserves based on improving loss experience for earlier periods. The reduction in reserves for losses and loss adjustment expense was greater than the accrual of new reserves plus paid losses and loss adjustment expenses in the 2009 Period. Additionally, the cost of insurance and the adequacy of loss reserves are also impacted by actuarial estimates based on a detailed analysis of health care cost trends, mortality rates, claims history, demographics and industry trends. As a result, the amount of loss reserves and future expenses is significantly affected by these variables and may significantly change, depending on the cost of providing benefits and the results of further legislative action. See additional discussion related to insurance reserves under “Risk Factors” – “Our insurance reserves may be inadequate if unexpected losses occur.”

Distribution, selling and administrative expenses.    Consolidated distribution, selling and administrative expenses were $234.1 million in the 2009 Period compared to $245.4 million in the 2008 Period, and comprised 7.8% and 8.0% of net sales for the 2009 and 2008 Periods, respectively.

•

Wholesale Distribution Segment:    Distribution, selling and administrative expenses were $228.6 million in the 2009 Period compared to $239.6 million in the 2008 Period, and comprised 7.7% and 7.9% of net wholesale sales for the 2009 and 2008 Periods, respectively. As discussed in further detail below, fuel, taxes (other than income taxes) and other expenses decreased by $15.1 million, or 0.3% as a percent of net wholesale sales, and were partially offset by an increase in workers’ compensation and medical benefits expenses of $4.1 million, or 0.1% as a percent of net wholesale sales.

•

Fuel Expense:    During the 2009 Period, we experienced diesel fuel expense decreases of $4.5 million, or 0.1% as a percent of net wholesale sales. This decrease is primarily due to the lower cost of diesel fuel as compared to the 2008 Period. As described in “Economic Factors,” changes in the cost of diesel fuel are reflected monthly in a fuel surcharge applied to all delivered business.

•

Taxes (other than Income Taxes):    Taxes, other than income taxes, decreased $2.4 million, or 0.1% as a percent of net wholesale sales, due to the conversion of seventy-five AG customers to membership and a resulting favorable business tax treatment on Member sales for the state of Washington.

•

Medical Benefits:    During the 2009 Period, we experienced medical benefits expense increases of $3.3 million, or 0.1% as a percent of net wholesale sales. This increase was due in part to an increase of approximately $1.4 million in the cost of medical insurance premiums for employees covered under collective bargaining agreements. The remaining increase of $1.9 million is attributable to costs associated with non-union employees.

•

Workers’ Compensation Expense:    Our workers’ compensation expenses increased by $0.8 million, but were consistent as a percent of net wholesale sales. In the 2008 Period, we recorded a reduction in our actuarially developed loss estimates, resulting in a $2.0 million unfavorable variance when comparing the 2009 Period to the 2008 Period. This unfavorable variance was partially offset by reduced premiums of $1.2 million for our calendar year 2009 policy.

•

Other Expense Changes:    General expenses decreased $8.2 million, or 0.1% as a percent of net wholesale sales. The decrease as a percent to net wholesale sales was due primarily to higher expenses in the 2008 Period related to costs from reconfiguring our Stockton facility to accommodate new racking, new sales growth and volume transferred from our closed Hayward distribution facility.

•	Insurance Segment: Selling and administrative expenses for the Insurance segment decreased $0.2 million from $5.2 million in the 2008 Period to $5.0 million in the 2009 Period.

•	All Other: Selling and administrative expenses for our All Other business activities were $0.5 million and $0.6 million in the 2009 and 2008 Periods, respectively.

Interest.    Interest expense decreased $3.1 million to $9.0 million in the 2009 Period compared to $12.1 million in the 2008 Period and comprised 0.3% and 0.4% of consolidated net sales for the 2009 and 2008 Periods, respectively.

Factors impacting interest expense are as follows:

•	Interest expense on our primary debt instruments (as described below) decreased $2.9 million to $8.1 million in the 2009 Period compared to $11.0 million in the 2008 Period.

•

Interest Rates:    Interest expense decreased $3.0 million from the 2008 Period due to a decrease in our effective borrowing rate. Our effective borrowing rate for the combined primary debt, made up of the revolving line of credit and senior secured notes, was 4.3% and 5.9% for the 2009 and 2008 Periods, respectively, and decreased due to a reduction in the base rate on the revolving line of credit resulting from a lower level of short-term interest rates.

•

Weighted Average Borrowings:    Interest expense increased $0.1 million due to an increase in our weighted average borrowings. Weighted average borrowings increased by $4.2 million in the 2009 Period compared to the 2008 Period, due to amounts needed to finance cost increases in products purchased for resale, offset by decreased inventories, capital expenditures, interest expense and improved cash flow from operations.

Borrowings on our revolving credit agreement are subject to market rate fluctuations. A 25 basis point change in the market rate of interest over the period would have resulted in a $0.3 million increase or decrease in corresponding interest expense.

•

Interest expense on our other debt instruments was $0.9 million in the 2009 Period, a decrease of $0.2 million compared to $1.1 million in the 2008 Period. The decrease is primarily due to lower interest on Members’ excess deposits as the prime rate decreased.

Estimated patronage dividends.    Estimated patronage dividends for the 2009 Period were $11.6 million, compared to $17.1 million in the 2008 Period. Patronage dividends for the 2009 and 2008 Periods consisted of the patronage earnings from the Company’s three patronage earnings divisions: the California Dairy Division, the Pacific Northwest Dairy Division and the Cooperative Division. For the 2009 and 2008 Periods, respectively, the Company had patronage earnings of $7.4 million and $7.6 million in the California Dairy Division, $1.2 million and $0.5 million in the Pacific Northwest Dairy Division and $3.0 million and $9.0 million in the Cooperative Division. The increase in the Pacific Northwest Dairy Division is related to the addition of sales to AG customers that have become Members. The decline in Cooperative Division patronage earnings was primarily due to lower inventory holding gains and other vendor related activity, partially offset by decreased operating expenses.

Income taxes.    The Company’s effective income tax rate was relatively consistent at 40.1% for the 2009 Period compared to 42.6% for the 2008 Period.

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

CASH FLOW

The Company generated positive cash flow from operating activities during the thirty-nine week 2009 Period. Cash from operations was used for investing and financing activities, including redemption of Members’ capital shares and investing in the Company’s infrastructure. The Company also reinvested proceeds from maturing investments.

As a result of these activities, net cash, consisting of cash and cash equivalents, decreased by $2.1 million to $13.7 million for the thirty-nine week 2009 Period ended June 27, 2009 compared to $15.8 million as of the fiscal year ended September 27, 2008.

The following table summarizes the impact of operating, investing and financing activities on the Company’s cash flows for the thirty-nine week 2009 and 2008 Periods:

(dollars in thousands)

Summary of Net Decrease in Total Cash Flows	2009	2008	Difference
Cash provided (utilized) by operating activities	$43,736	$(23,581)	$67,317
Cash utilized by investing activities	(9,963)	(54,881)	44,918
Cash (utilized) provided by financing activities	(35,879)	72,051	(107,930)

Total decrease in cash flows	$(2,106)	$(6,411)	$4,305

Net cash flows from operating, investing and financing activities increased by $4.3 million, to a decrease of $2.1 million in cash for the 2009 Period compared to a decrease of $6.4 million in cash for the 2008 Period. The decrease in net cash flow for the 2009 Period consisted of cash provided from operating activities of $43.8 million, offset by cash used in investing activities of $10.0 million and financing activities of $35.9 million. The primary factors contributing to the changes in cash flow are discussed below. At June 27, 2009 and September 27, 2008, working capital was $185.9 million and $200.7 million, respectively, and the current ratio was 1.6 and 1.7, respectively.

Operating Activities:     Net cash provided by operating activities increased by $67.3 million to $43.8 million provided in the 2009 Period compared to $23.5 million used in the 2008 Period. The increase in cash provided by operating activities compared to the 2008 Period was attributable primarily to an increase of $52.4 million in accounts receivable, as a result of a $3.0 million reduction in accounts receivable in the 2009 Period compared to a $49.4 million increase in accounts receivable in the 2008 Period. As contemplated in the structure of the original purchase transaction, the initial build up of accounts receivable arising from customers gained as a result of the Acquisition was funded through operating activities in the 2008 Period. We also experienced an increase in long-term liabilities between the periods of $5.5 million that was primarily attributable to an increase in pension and postretirement liabilities, a decrease in cash used for the purchase of inventories of $22.3 million, and a decrease in cash used to fund pension plan assets of $2.4 million. In addition, net cash of $0.9 million was provided by other operating activities. The foregoing increases of $83.5 million in cash provided were partially offset by cash used as a result of increases between the periods in cash used to pay accounts payable and accrued liabilities of $12.9 million and an increase in cash used for the payment of prepaid expenses of $3.3 million, resulting in a net increase in cash provided of $67.3 million.

Investing Activities:    Net cash used by investing activities decreased by $44.9 million to $10.0 million for the 2009 Period compared to $54.9 million in the 2008 Period. The decrease in cash used by investing activities during the 2009 Period as compared to the 2008 Period was due mainly to (1) the Acquisition of the Seattle Operations of $40.0 million during the 2008 Period, (2) decreases in capital expenditures of $11.4 million, as the 2008 Period included expenditures for a building renovation and purchases of warehouse and computer equipment, and (3) a reduction in net notes receivable of $2.9 million, reflecting normal fluctuation in loan activity to Members for their inventory and equipment financing. The foregoing decreases of $54.3 million in cash used were offset by increases in other assets of $4.4 million and increases of $5.0 million in net investment activities by the Company’s insurance subsidiaries, consisting of the purchase and sale of securities to replace maturing investments in their portfolios. Spending on investing activities is expected to be funded by existing cash balances, cash generated from operations or additional borrowings.

Financing Activities:    Net cash utilized by financing activities was approximately $35.9 million for the 2009 Period compared to $72.0 million provided in the 2008 Period. The net decrease of $107.9 million in cash utilized by financing activities for the 2009 Period as compared to the 2008 Period was due primarily to changes in the Company’s long-term and short-term notes payable and deferred financing fees, representing a decrease of $98.7 million resulting from lower borrowings in the 2009 Period, as the 2008 Period included higher borrowings primarily associated with the Acquisition of the Seattle Operations ($39.8 million), the redemption of Class A and Class B Shares ($7.1 million), and the redemption of subordinated patronage dividend certificates ($3.1 million). In addition, the Company’s cash provided from Member investment and share activity decreased by $9.2 million. Future cash used by financing activities to meet capital spending requirements is expected to be funded by the Company’s continuing operating cash flow.

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

The Company had outstanding borrowings of $139.0 million under the facility as of June 27, 2009 (see related discussion regarding our interest expense in “Management’s Discussion and Analysis of Financial Condition and Results of Operations” for the thirty-nine week period ended June 27, 2009), with access to a sufficient amount of capital available under this facility (based on the amounts indicated above) to fund the Company’s continuing operations and capital spending requirements for the foreseeable future.

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

CONTRACTUAL OBLIGATIONS AND COMMERCIAL COMMITMENTS

There have been no material changes in the Company’s contractual obligations and commercial commitments outside the ordinary course of the Company’s business during the thirty-nine week period ending June 27, 2009. See “Contractual Obligations and Commercial Commitments” discussed in Part II, Item 7 “Management’s Discussion and Analysis of Financial Condition and Results of Operations” of the Company’s Annual Report on Form 10-K for the year ended September 27, 2008 for additional information.

OUTSTANDING DEBT AND OTHER FINANCING ARRANGEMENTS

At June 27, 2009 and September 27, 2008, respectively, the Company had a total of $90.5 million and $90.7 million outstanding in senior secured notes to certain insurance companies and pension funds (referred to collectively as “John Hancock Life Insurance Company”, or “Hancock”) under a note purchase agreement dated September 29, 1999 (as amended, the “Senior Note Agreement”) as amended and restated effective January 6, 2006.

The Company’s borrowings under its revolving credit facility decreased to $139.0 million at June 27, 2009 from $162.4 million at September 27, 2008.

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

Other than the foregoing discussion, there have been no material changes in the Company’s outstanding debt and other financing arrangements outside the ordinary course of the Company’s business during the thirty-nine week period ending June 27, 2009. See “Outstanding Debt and Other financing Arrangements” discussed in Part II, Item 7 “Management’s Discussion and Analysis of Financial Condition and Results of Operations” of the Company’s Annual Report on Form 10-K for the year ended September 27, 2008 for additional information.

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

Members’ Required Deposits are contractually subordinated and subject to the prior payment in full of senior indebtedness of the Company. See “DESCRIPTION OF DEPOSIT ACCOUNTS – Subordination” in the Company’s Registration Statement on Form S-1 filed on December 31, 2008, with respect to the Company’s offering of Partially Subordinated Patrons’ Deposit Accounts for additional information. Unified’s obligation to repay Members’ Required Deposit accounts on termination of Member status (once the Member’s obligations to Unified have been satisfied) is reported as a long-term liability on Unified’s consolidated condensed balance sheets. Excess Deposits are not subordinated to Unified’s other obligations and are reported as short-term liabilities on Unified’s consolidated condensed balance sheets. At June 27, 2009 and September 27, 2008, Unified had $9.3 million and $12.2 million, respectively, in “Member and Non-Members’ deposits” and $15.5 million and $16.1 million, respectively, in “Members’ deposits and estimated patronage dividends” (of which $11.7 million and $12.7 million, respectively, represented Excess Deposits as previously defined).

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

On April 15, 2009, the Board authorized the repurchase on April 16, 2009 of 2,100 shares of the Company’s Class A Shares that had been tendered and were pending redemption. The Company paid approximately $0.6 million to redeem the shares. On June 2, 2009, the Board authorized the repurchase on June 25, 2009 of 2,100 shares of the Company’s Class A Shares that had been tendered and were pending redemption. The Company paid approximately $0.6 million to redeem the shares.

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

The Company’s net periodic benefit cost for its combined pension and other postretirement benefits was approximately $7.9 million for the thirty-nine week period ended June 27, 2009 compared to $6.2 million for the thirty-nine week period ended June 28, 2008. For comparative purposes, the estimated cost for the thirty-nine week period ended June 27, 2009, does not include $0.3 million in accrued expense related to service and interest costs associated with the Company’s liability for the future cost of split-dollar life insurance benefits as discussed below.

The Company expects to make estimated contributions to the now-combined Unified and AG Cash Balance Plans totaling $7.8 million during fiscal 2009, which is comprised of $3.8 million for the 2009 plan year and $4.0 million for the 2008 plan year. Of this amount, estimated contributions totaling $4.6 million are attributed to the Unified Cash Balance Plan (comprised of $3.1 million for the 2009 plan year and $1.5 million for the 2008 plan year), and $3.2 million are attributed to the former AG Cash Balance Plan (comprised of $0.7 million for the 2009 plan year and $2.5 million for the 2008 plan year). At its discretion, the Company may contribute in excess of these amounts. Additional contributions, if any, will be based, in part, on future actuarial funding calculations and the performance of plan investments. The Company contributed $2.7 million to the combined cash balance plans ($1.5 million and $0.7 million to the Unified Cash Balance Plan and $0.4 million and $0.1 million to the AG Cash Balance Plan) during the thirty-nine weeks ended June 27, 2009 for the 2009 and 2008 plan years, respectively.

Additionally, at the beginning of fiscal 2009, the Company expected to contribute $0.7 million to the ESPP to fund projected benefit payments to participants for the 2009 plan year. The Company contributed $0.5 million to the ESPP during the thirty-nine weeks ended June 27, 2009 to fund benefit payments to participants for the 2009 plan year.

As discussed in “Part 1 – Financial Information, Note 6 to “Notes to Consolidated Condensed Financial Statements,” the Company adopted Emerging Issues Task Force Issue No. 06-4, “Accounting for Deferred Compensation and Postretirement Benefits Associated with Endorsement Split-Dollar Life Insurance Arrangements” (“EITF No. 06-4”) in its first fiscal quarter of fiscal year-end 2009. Pursuant to the adoption guidance of EITF No. 06-4, the Company recorded a liability for the future cost of life insurance provided on behalf of current and qualifying former officers of the Company and recognized, as a change in accounting principle, a cumulative effect adjustment charge of $3.3 million to beginning retained earnings in its consolidated condensed statement of financial position as of the beginning of the current fiscal year. As a result of changes to the initial actuarial estimates, during the second quarter of fiscal 2009, the Company reduced the initial liability $0.8 million and recognized a corresponding credit in its consolidated statement of earnings for the thirty-nine weeks ended June 27, 2009. Additionally, the Company recorded service and interest cost accretion to the liability of $0.3 million for the thirty-nine weeks ended June 27, 2009.

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

We will continue to be subject to the risk of loss of Member and Non-Member customer volume.    The Company’s operating results are highly dependent upon either maintaining or growing its distribution volume to its customers. The Company’s largest customer, Smart & Final, Inc., a Non-Member customer, and the ten largest Member and Non-Member customers constituted approximately 11% and 43%, respectively, of total sales for the thirty-nine week period ended June 27, 2009. A significant loss in membership or volume could adversely affect the Company’s operating results. We will continue to be subject to the risks associated with consolidation within the grocery industry. When independent retailers are acquired by large chains with self-distribution capacity, are driven from business by larger grocery chains, or become large enough to develop their own self-distribution system, we will lose distribution volume. Members may also select other wholesale providers. Reduced volume is normally injurious to profitable operations since fixed costs must be spread over a lower sales volume if the volume cannot be replaced.

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

As of June 27, 2009, the Company believes it has sufficient cash flow from operations and availability under the revolving credit agreement to meet operating needs, capital spending requirements and required debt repayments through January 31, 2012. However, if access to operating cash or to the revolving credit agreement becomes restricted, the Company may be compelled to seek alternate sources of cash. The Company cannot assure that alternate sources will provide cash on terms favorable to the Company. Consequently, the inability to access alternate sources of cash on terms similar to its existing agreement could adversely affect the Company’s operations.

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

The credit and liquidity crisis in the United States and throughout the global financial system triggered substantial volatility in the world financial markets and banking system. As a result, the investment portfolios of the Company’s defined benefit pension plans have incurred a significant decline in fair value during the thirty-nine weeks ended June 27, 2009, relative to their values as of September 27, 2008. However, because the values of the plans’ individual investments have and will fluctuate in response to changing market conditions, the amount of losses that will be recognized in subsequent periods, if any, cannot be determined.

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

Strike or work stoppage by our union employees could disrupt our business. The inability to negotiate acceptable contracts with the unions could result in a strike or work stoppage and increased operating costs resulting from higher wages or benefits paid to union members or replacement workers.    Such outcome could have a material negative impact on the Company’s operations and financial results. Approximately 58% of Unified’s employees are covered by collective bargaining agreements that have various expiration dates ranging through 2012.

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

Our management’s certification regarding the effectiveness of our internal control over financial reporting as of September 27, 2008 excluded the operations acquired in the Acquisition (the “Seattle Operations”). If we are not able to integrate the Seattle Operations into our internal control over financial reporting, our internal control over financial reporting will not be effective.    Section 404 requires us to furnish in our Annual Report on Form 10-K our management’s certification and, beginning in our Annual Report on Form 10-K for fiscal year 2010, our independent registered public accounting firm’s attestation regarding the effectiveness of our internal control over financial reporting. As a public company, we are required to report, among other things, control deficiencies that constitute a “material weakness” or changes in internal control that materially affect, or are reasonably likely to materially affect, internal control over financial reporting. A “material weakness” is a deficiency, or a combination of deficiencies, in internal control over financial reporting such that there is a reasonable possibility that a material misstatement of the registrant’s annual or interim financial statements will not be prevented or detected on a timely basis.

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

The Company’s discussion and analysis of its financial condition and results of operations are based upon its consolidated condensed financial statements. On an ongoing basis, we evaluate our estimates, including those related to allowances for doubtful accounts, lease loss reserves, inventories, investments, goodwill and intangible assets, long-lived assets, income taxes, insurance reserves, pension and postretirement benefits and contingencies and litigation. We base our estimates on historical experience and on various other assumptions and factors that we believe to be reasonable under the circumstances. Based on our ongoing review, we make adjustments we consider appropriate under the facts and circumstances. We have discussed the development, selection and disclosure of these estimates with the Audit Committee. The accompanying consolidated condensed financial statements are prepared using the same critical accounting policies and estimates discussed in Part II, Item 7 “Management’s Discussion and Analysis of Financial Condition and Results of Operations” of the Company’s Annual Report on Form 10-K for the fiscal year ended September 27, 2008.

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

The following discussion of the market risks the Company faces contains forward-looking statements. Forward-looking statements are subject to risks and uncertainties. Actual results could differ materially from those discussed in the forward-looking statements. See “Quantitative and Qualitative Disclosures About Market Risk” discussed in Part II, Item 7A of the Company’s Annual Report on Form 10-K for the year ended September 27, 2008 for additional information.

Unified is subject to interest rate changes on its notes payable under the Company’s credit agreements that may affect the fair value of the notes payable, as well as cash flow and earnings. Based on the notes payable outstanding at June 27, 2009 and the current market condition, a one percent change in the applicable interest rates would impact the Company’s annual cash flow and pretax earnings by approximately $1.4 million.

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

The majority of the Company’s investments are held primarily by two of its insurance subsidiaries, and includes U.S. government agency mortgage-backed securities, high quality investment grade corporate bonds, and U.S. government treasury securities. These investments are not actively traded and are valued based upon inputs including quoted prices for identical or similar assets. Collectively, these investments have experienced a slight decrease in market value since the beginning of the Company’s current fiscal year.

Life insurance and mutual fund assets with values tied to the equity markets have been negatively impacted by the overall market decline that took place during fiscal year 2008 as well as the thirty-nine weeks ended June 27, 2009. Although net earnings and net comprehensive earnings experienced a decrease corresponding to the decline in life insurance and mutual fund assets, respectively, the decline in such assets is deemed by management to be temporary in nature.

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

Changes in internal controls over financial reporting.    Management, with the participation of the CEO and CFO of the Company, has evaluated any changes in the Company’s internal control over financial reporting that occurred during the most recent fiscal quarter. Based on that evaluation, management, the CEO and the CFO of the Company have concluded that no change in our internal control over financial reporting (as defined in Rule 13a-15(f) under the Securities Exchange Act of 1934) occurred during the quarter ended June 27, 2009 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

COMPANY PURCHASES OF EQUITY SECURITIES

Period	Total Number of Shares Purchased	Average Price Paid Per Share
March 29, 2009 – April 25, 2009	2,100 Class A Shares	$273.97
April 26, 2009 – May 23, 2009	— Shares	—
May 24, 2009 – June 27, 2009	2,100 Class A Shares	$273.97

Total	4,200 Shares	$273.97

Refer to “Redemption of Capital Stock” in Part I, Item 2 of this Quarterly Report on Form 10-Q for discussion of the Company’s share redemptions.

ITEM 3.	DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4.	SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None.

ITEM 5.	OTHER INFORMATION

None.

ITEM 6.	EXHIBITS

(a)	Exhibits

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

Dated: August 11, 2009