Form 10-K
period 2009-10-03
UNIFIED GROCERS, INC.
filed 2009-12-17
CIK 320431

United States

Securities and Exchange Commission

Washington, D.C. 20549

Form 10-K

(Mark One)

☒ Annual report pursuant to Section 13 or 15(d) of the Securities

Exchange Act of 1934 for the fiscal year ended October 3, 2009 or

☐ Transition report pursuant to Section 13 or 15(d) of the

Securities Exchange Act of 1934 for the transition period from              to

Commission file number: 0-10815

Unified Grocers, Inc.

(Exact name of registrant as specified in its charter)

California

(State or other jurisdiction of incorporation or organization)

I.R.S. Employer Identification No.: 95-0615250
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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes  ☒            No  ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes  ☐            No  ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☒

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See definitions of “large accelerated filer”, “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

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

The number of shares outstanding of each of the registrant’s classes of common stock, as of December 17, 2009, was as follows:

Class A: 176,050 shares	Class B: 469,053 shares	Class C: 15 shares	Class E: 251,808 shares

Documents Incorporated By Reference: Portions of the proxy statement for the 2010 annual meeting, which will be filed within 120 days of the end of the fiscal year, are incorporated by reference into Part III of this Form 10-K.

Part I

Item 1.    BUSINESS

General

Unified Grocers, Inc. (referred to in this Form 10-K as “Unified,” “the Company,” “we,” “us,” or “our”) is a retailer-owned, grocery wholesale cooperative serving supermarket, specialty and convenience store operators located primarily in the western United States and the Pacific Rim. We sell a wide variety of products typically found in supermarkets. We sell products and provide support services through Unified or through our specialty food subsidiary (Market Centre) and international sales subsidiary (Unified International, Inc.). We report all product sales in our Wholesale Distribution segment. We also provide support services to our customers through separate subsidiaries, including insurance and financing, and through our Wholesale Distribution segment, including promotional planning, retail technology, equipment purchasing services and real estate services. Insurance activities are reported in our Insurance segment while finance activities are grouped within our All Other business activities. The availability of specific products and services may vary by geographic region. We have three separate geographical and marketing regions. The regions are Southern California, Northern California and the Pacific Northwest.

Our customers include our owners (“Members”) and non-owners (“Non-Members”). We do business primarily with those customers that have been accepted as Members. Our Members operate supermarket companies that range in size from single store operators to regional supermarket chains. Store sizes range from neighborhood stores of less than 10,000 square feet to large box format stores of over 80,000 square feet. Members are required to meet specific capitalization requirements, which include capital stock ownership and may include required cash deposits. In addition, each Member must meet minimum purchase requirements that may be modified at the discretion of the Company’s Board of Directors (the “Board”).

We distribute the earnings from activities conducted with our Members, excluding subsidiaries (“Patronage Business”), in the form of patronage dividends. An entity that does not meet Member purchase requirements or does not desire to become a Member may conduct business with us as a Non-Member customer on a non-patronage basis. We retain the earnings from our subsidiaries and from business conducted with Non-Members (collectively, “Non-Patronage Business”).

Unified is a California corporation organized in 1922 and incorporated in 1925. In September 1999, we completed a merger (the “Merger”) with United Grocers, Inc. (“United”), a grocery cooperative headquartered in Milwaukie, Oregon. In connection with the Merger, we changed our name from Certified Grocers of California, Ltd. to Unified Western Grocers, Inc. As part of an initiative to strengthen our corporate brand and image in the marketplace, in fiscal 2007, we began to do business as “Unified Grocers” for nearly all purposes, and effected a legal name change on February 20, 2008.

Our strategic focus is to promote the success of independent retailers. A significant milestone was achieved in early fiscal 2008, when we purchased certain assets and assumed certain liabilities of Associated Grocers, Incorporated (“AG”) and its subsidiaries (the “Seattle Operations”), a retailer-owned grocery cooperative headquartered in Seattle, Washington (the “Acquisition”). The Seattle Operations primarily serve retailers throughout Washington, Oregon, Alaska and the Pacific Rim.

Company Structure and Organization

Wholesale Business

Wholesale Distribution:    The Wholesale Distribution segment includes the results of operations from the sale of food and non-food products to both Members and Non-Members. Our Wholesale Distribution segment represented approximately 99% of consolidated net sales for the fiscal years ended October 3, 2009 (“2009 Period” or “fiscal 2009”), September 27, 2008 (“2008 Period” or “fiscal 2008”) and September 29, 2007 (“2007 Period” or “fiscal 2007”). The Wholesale Distribution segment includes a broad range of branded and corporate brand products in nearly all product categories found in a typical supermarket. In addition, we provide retail support services to our customers.

Products and services are provided to similar customer groups, comprised of Members and Non-Members, through the Wholesale Distribution segment as follows:

•

Cooperative Division:    Products sold through the Cooperative Division include dry grocery, frozen food, deli, meat, eggs, produce, bakery, general merchandise and health and beauty care. We also provide retail support services including promotional planning, technology support services, equipment purchasing services and real estate services. We have divided our Cooperative Division into three marketing regions to better serve the product and service needs of our customers. The three regions include Southern California, Northern California and the Pacific Northwest.

•

Southern California Dairy Division:    The Southern California Dairy Division operates a milk processing plant in Los Angeles, California. Raw milk that is pasteurized and bottled at the plant is purchased from a third party dairy cooperative based in California. The Southern California Dairy also bottles water and various fruit punch drinks.

•

Pacific Northwest Dairy Division:    The Pacific Northwest Dairy Division generates earnings from sales of dairy and related products manufactured by third parties. Dairy and related products are distributed by our Milwaukie, Oregon and Seattle, Washington distribution facilities and by third parties directly to our customers in the Pacific Northwest region.

•

Market Centre:    We sell ethnic, gourmet, specialty foods, and natural & organic products through our Market Centre subsidiary to both Members and Non-members. We also sell products carried in the Cooperative Division to small Non-Member customers through our Market Centre subsidiary.

•	Unified International, Inc.: We sell products and provide shipping services to Non-Member customers through our Unified International, Inc. subsidiary.

Patronage Business:    Earnings from business conducted with Members in our three divisions, Cooperative, Southern California Dairy and Pacific Northwest Dairy, are distributed in the form of patronage dividends.

Non-Patronage Business:    We retain the earnings from business conducted with Non-Members in our three divisions—Cooperative, Southern California Dairy, and Pacific Northwest Dairy. We also retain the earnings from all business, both Member and Non-Member, conducted with our subsidiaries, including Market Centre and Unified International, Inc.

Supply Agreements:    During the normal course of business, we enter into supply agreements with certain Members and Non-Member customers. These agreements typically require that the Member or Non-Member customer purchase specified amounts of their merchandise requirements from Unified and obligates us to supply such merchandise pursuant to agreed-upon terms and conditions relating to matters such as pricing (i.e., mark-up) and delivery. The supply agreements vary with respect to terms and length.

Products

National Brands:    We supply more than 100,000 national and regional brand items, which represented approximately 88% of our net sales in the Wholesale Distribution segment in fiscal 2009. We believe that national and regional brands are attractive to chain accounts and other customers seeking consistent product availability throughout their operations. Our national brand strategy is to foster close relationships with many national suppliers, which provide us with important sales and marketing support.

Corporate Brands:    Unified’s corporate brands enable the Company to offer its customers an exclusive and expanding line of product alternatives to comparable national brands across a wide range of price points. Unified’s two-tier corporate brand strategy emphasizes certain brands as a direct alternative to national brand items and other brands as an alternative to lower cost regional labels. Unified sells an extensive line of food and non-food items under various corporate brands. Sales of Unified’s corporate brands represented approximately 12% of the Company’s net sales in the Wholesale Distribution segment in fiscal 2009. Unified currently offers over 5,000 corporate brand products, including dry grocery, frozen, delicatessen, general merchandise, ice cream, fluid milk and bakery. These products are sold under the following corporate labels: Western Family, Springfield, Special Value, Golden Crème, Cottage Hearth and Natural Directions. Western Family and Natural Directions products are acquired from Western Family Holding Company, of which the Company holds a partial ownership interest (see Note 5 of Notes to Consolidated Financial Statements in Part II, Item 8, “Financial Statements and Supplementary

Data.”). The Company operates its own bakery and milk, water and juice bottling manufacturing facilities in Los Angeles, California, selling such products under the Springfield, Golden Crème and Cottage Hearth brands. With the exception of certain bakery, milk, water and juice products, all corporate brands are manufactured by third parties.

Facilities and Transportation:    As of October 3, 2009, the Company operates approximately 5.0 million square feet of warehouse and manufacturing space throughout its marketing area.

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

•

Northern California:    The Company owns a dry grocery and a combined frozen foods/refrigerated warehouse facility in Stockton. We lease a dry warehouse facility in Fresno. The Stockton facility provides dry grocery, frozen and refrigerated foods primarily to our Members and Non-Member customers in Northern California, Hawaii, Northern Nevada and the Pacific Rim. The Stockton facility also supplies gourmet, specialty, and natural/organic foods to all three of the Company’s marketing regions. The Fresno facility distributes general merchandise and health and beauty care to Members and Non-Member customers throughout California, Nevada, Hawaii, Arizona, New Mexico, Texas and the Pacific Rim.

•

Pacific Northwest:    The Company owns and operates a full-service facility in Milwaukie, Oregon that provides dry grocery, frozen and refrigerated foods, as well as general merchandise and health and beauty care. In connection with the Acquisition, we assumed the leases for a full-service facility in Seattle, Washington along with a satellite facility in Renton, Washington. The facilities serve the Company’s Pacific Northwest region, which includes Alaska, Oregon, Washington, Idaho, California and the Pacific Rim.

In conjunction with the Acquisition, the Company began to review the overall logistics model for the Pacific Northwest region. The need to develop a new comprehensive logistics model was predicated on the fact that the lease on the main warehouse and office complex in Seattle (formerly operated by AG) is short-term in nature and the configuration of this complex is not optimum. The objective of the review is to determine the size, configuration and location(s) for a distribution facility (facilities) in the Pacific Northwest to best serve our customers in the region. We completed our review and have determined the appropriate facility size and configuration and are now in the process of identifying and selecting the appropriate location(s).

One of Unified’s competitive strengths lies in its ability to provide the many different items our customers need to compete across multiple retail formats. Rather than continuing to build the additional warehouse space necessary to store and distribute duplicate items in all regions, Unified has focused on extending the reach of our current facilities. This strategy enables Unified to provide a wide variety of products to customers throughout our regions, without having to maintain duplicate inventories in each region. For example, the Company’s specialty food subsidiary, Market Centre, warehouses a portion of its products exclusively in our facility in Stockton, California and provides gourmet, specialty, and natural/organic foods to all three of the Company’s marketing regions, eliminating the need to buy, store, and manage inventories in multiple locations. By extending the reach of our facilities, Unified is also able to supply items to our customers on a just-in-time basis, which minimizes the Company’s inventory-carrying requirement.

Customers may elect to have the Company deliver orders to their stores or warehouse locations or may choose to pick their orders up from the Company’s distribution centers. The Company operates a fleet of 401 tractors and 1,141 trailers that it uses to distribute products to its customers. Approximately 58% of the Company’s sales are delivered by its own fleet.

Insurance Business

The Company’s Insurance segment includes the results of operations for the Company’s three insurance subsidiaries (Unified Grocers Insurance Services, Springfield Insurance Company and Springfield Insurance Company, Ltd.). These subsidiaries provide insurance and insurance-related products, including workers’ compensation and liability insurance policies, to the Company, its Members and other unaffiliated companies.

Unified Grocers Insurance Services is an insurance agency that places business with insurance carriers, both non-affiliated and Springfield Insurance Company. Springfield Insurance Company, Ltd. is a captive re-insurer for Springfield Insurance Company.

Unified Grocers Insurance Services is a licensed insurance agency in California, Alaska, Arizona, Idaho, New Mexico, Nevada, Oregon, Texas, Washington and Utah. Springfield Insurance Company is a licensed insurance carrier in California, Arizona, Idaho, Montana, New Mexico, Nevada, Oregon, Texas, Washington and Utah. Springfield Insurance Company, Ltd. is a licensed insurance carrier in the Commonwealth of Bermuda.

The Company’s Insurance segment represented approximately 1% of the Company’s consolidated net sales for the fiscal years ended October 3, 2009, September 27, 2008 and September 29, 2007.

Other Support Businesses

The Company’s other support businesses, consisting primarily of a financing entity, collectively accounted for less than 1% of the Company’s consolidated net sales for the fiscal years ended October 3, 2009, September 27, 2008 and September 29, 2007. Beginning in fiscal 2004, and continuing through the third fiscal quarter of fiscal 2008, the Company’s other support businesses also included the consolidation of a variable interest entity as discussed in Note 3 of Notes to Consolidated Financial Statements in Item 8, “Financial Statements and Supplementary Data.” As of September 27, 2008, this entity was no longer consolidated.

Employees

As of October 3, 2009, Unified employed approximately 3,300 employees, of whom approximately 60% are represented by labor unions under 25 collective bargaining agreements. The International Brotherhood of Teamsters represents a significant majority of employees covered by labor contracts. Collective bargaining agreements affecting the Company’s employees have various expiration dates ranging from 2010 through 2012. The Company believes its labor relations with the various local unions are good.

Industry Overview and the Company’s Operating Environment

Competition

The grocery industry, including the wholesale food distribution business, is highly competitive, and is characterized by high volume and low profit margins. As a result of heightened competition, the grocery industry has trended towards both vertical and horizontal integration, alternative format grocery stores (including warehouse club stores and supercenters) and mergers and acquisitions among competing organizations. The drivers of mergers or acquisitions include the need to consolidate to increase efficiency, sales, buying power and resource sharing. In response to the heightened competitive environment, our Acquisition of AG in early fiscal 2008 expanded our capacity to serve retailers throughout Washington, Oregon, Alaska and the Pacific Rim. All of these drivers are central to enabling an organization to achieve its strategic and financial objectives more effectively than it could without the benefit of consolidation within the industry.

We compete in the wholesale grocery industry with regional and national food wholesalers such as C&S Wholesale and Supervalu Inc., as well as other local wholesalers and distributors that provide a more limited range of products and services to their customers. We also compete with many local and regional meat, produce, grocery, specialty, general food, bakery and dairy wholesalers and distributors. Our customers compete directly with vertically integrated regional and national chains. The growth or loss in market share of our customers could also impact the Company’s sales and earnings. For more information about the competition Unified faces, please refer to Item 1A, “Risk Factors.”

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

Consumer

Our strategy to help our customers effectively compete in the marketplace also includes a focus on helping our customers understand consumer trends. The current challenging economic climate has caused consumers to place a higher emphasis on lower prices. Job losses have also caused greater demographic shifts that can change the composition of consumers and their related product focus in a given marketplace. To effectively adjust to these changes, many of our customers have focused on, among other things, enhancing their private label offering to give consumers a lower-priced alternative to branded products. This includes a private label health and wellness offering to satisfy consumers’ desire for products that support a healthy lifestyle but at a lower price. Differentiation strategies in specialty and ethnic products and items on the perimeter of the store such as produce, service deli, service bakery and meat categories also continue to be an important part of our strategy.

One of our initiatives will be to continue our development of programs and services designed with consumers in mind. The retail store is becoming a bigger source of information for customers about the products that are available to them. To provide this information, we are offering more in-store literature to educate consumers about the products we offer, particularly to promote value and savings through event marketing and everyday low price campaigns.

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

The majority of Unified’s investments (approximately 84%) are held by two of our insurance subsidiaries, and include U.S. government and agency obligations, high quality investment grade corporate bonds, U.S. government treasury securities and U.S. state and municipal securities. These investments are generally not actively traded and are valued based upon inputs including quoted prices for identical or similar assets. Collectively, these investments have experienced an increase in estimated fair value or market value since the beginning of fiscal 2009. Approximately 11% of Unified’s investments are held by our Wholesale Distribution segment, which consists primarily of Western Family Holding Company (“Western Family”) common stock. Western Family is a private cooperative located in Oregon from which the Company purchases food and related general merchandise products. Approximately 5% of our investments are held by our other support businesses and consists primarily of an investment by the Company’s finance subsidiary in National Consumer Cooperative Bank (“NCB”). NCB operates as a cooperative and therefore its borrowers are required to own its Class B stock. See Item 7, “Outstanding Debt and Other Financing Arrangements—Member Financing Arrangement” and Notes 5 and 7 of Notes to Consolidated Financial Statements in Item 8, “Financial Statements and Supplementary Data” for additional discussion regarding NCB.

Life insurance and mutual fund assets with values tied to the equity markets have been negatively impacted by the overall market decline that took place during fiscal year 2008 and fiscal 2009. Although net earnings and net comprehensive earnings experienced a decrease corresponding to the decline in life insurance and mutual fund assets, respectively, the decline in such assets is deemed by management to be temporary in nature.

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

Technological improvements in our distribution systems have been an area of concentration. Over the past several years, we have continued to upgrade our warehouse and enterprise reporting systems to improve efficiencies, order fulfillment accuracy and internal management reporting capabilities. This process has been instrumental in helping drive labor efficiencies. We expect to see additional warehouse improvements and order fulfillment accuracy as each facility fully realizes the benefits of the upgrade.

During fiscal 2008, we completed a major renovation of our Stockton facility, which added additional square footage, reconfigured the facility to be more efficient and added a mechanized conveyor system. This conveyor system allowed us to more effectively merge product warehoused at the facility with products sourced from our other facilities and key vendors. This renovation resulted in expanded product availability for our customers without the need to carry many of these products in inventory. The renovations have also led to improved warehouse efficiencies. We have also focused on redesigning and automating processes in our other facilities to extend our ability to effectively merge products from vendors and other warehouses into shipments to customers without expanding our warehoused inventory of products.

We have improved our inbound transportation processes by allowing our suppliers to create their own delivery appointments through a website. This improvement has helped Unified and our suppliers more effectively plan warehouse activities and delivery schedules leading to shared efficiencies.

We provide our customers with network connectivity, data exchange, and a portfolio of applications. We continue to enhance these products and services in order to allow the retailer to easily and efficiently strengthen their business application functionality and comply with new regulations. Most recently, our efforts focused on integrating our corporate and Seattle-based systems, replacing the former AG retail network with Unified’s broadband retail network, enhancing our “ULINK” suite of products to include direct store delivery (“DSD”) data sourced through the Seattle DSD system, and releasing our ULINKPlus product. ULINKPlus uses a Windows hand-held device and allows our customers to take ULINK features, functions and data to their shelves. ULINKPlus replaces our legacy PALM devices.

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

Environmental Regulation

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

Customers

Approximately 63% of the Company’s sales are conducted with Members on a patronage basis. Earnings from business conducted with Members through its Patronage Business divisions are distributed in the form of patronage dividends, while the Company retains earnings from Non-Patronage Business conducted with Members. Unified also conducts business with Non-Member customers on a non-patronage basis. Earnings from business activities transacted with Non-Members are retained by the Company. The Company’s Member and Non-Member customers are typically retail grocery store operators ranging in size from single store operators to multiple store chains.

The Company’s largest customer, Smart & Final, Inc., accounted for 11%, 10%, and 12% of total net sales for the fiscal years ended October 3, 2009, September 27, 2008 and September 29, 2007, respectively. Super Center Concepts, Inc. dba Superior Grocers, the Company’s largest Member and second largest customer, accounted for 8%, 9%, and 10% for the fiscal years ended October 3, 2009, September 27, 2008 and September 29, 2007, respectively. The Company’s next eight largest customers combined accounted for 24%, 23%, and 22% of total net sales for the fiscal years ended October 3, 2009, September 27, 2008 and September 29, 2007, respectively.

The Company’s ten largest customers’ accounts receivable accounted for approximately 35%, 33%, and 37% of total accounts receivable at October 3, 2009, September 27, 2008 and September 29, 2007, respectively.

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

During fiscal 2009, changes to our membership base have occurred as indicated in the following table:

Membership Activity	Number of Members
Membership count as of September 27, 2008	520
New members	9
Members who converted to Non-Member status	(20)
Members who sold to other continuing Members	(4)
Members discontinued	(7)

Membership count as of October 3, 2009	498

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

Corporate or Competitive Strategy

Our strategy is based upon creating success at retail for both our Member and Non-Member customers. We are focused on helping our retailers understand consumer trends. Our strategic focus will be to continue our development of programs and services designed with consumers in mind. This includes addressing the current consumer trends that focus on lower-priced items to address the current challenging economic climate as well as addressing longer-term trends such as consumers’ desire for more health and wellness and ethnic food choices. We will continue to develop a targeted mix of products to satisfy changes in consumer preferences.

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

New Members typically must satisfy their Class B Share requirement entirely through the holding of Class B Shares by the end of the sixth year of membership. Class B Shares required to be held by a new Member may be purchased directly at the time of admission as a Member or may be acquired over the five consecutive fiscal years commencing with the first year after admission as a Member at the rate of 20% per year, if a subordinated cash deposit (“Required Deposit”) is provided for the full amount of the Class B Share requirement during the five-year build-up of the Class B Share requirement. The Required Deposit may generally be paid either in full upon acceptance as a Member or 75% upon acceptance and the balance paid over a 26-week period. Required Deposits for new stores or growth in the sales of existing stores can be paid either in full or with a 50% down payment and the balance paid over a 26-week period; replacement stores typically are treated as new stores for purposes of determining the treatment of the Required Deposit. Certain Members, including former shareholders of United or AG, may elect to satisfy their Class B Share requirement only with respect to stores owned at the time of admission as a Member solely from their patronage dividend distributions, and are not required to provide a Required Deposit. In order to be eligible to elect to satisfy their Class B Share requirement solely from patronage dividend distributions, former shareholders of AG were also required to enter into supply agreements with the Company. Member and Non-Member customers may be required to provide a non-subordinated credit deposit (“Credit Deposit”) in order to purchase products on credit terms established by the Company. “Credit Deposit” means any non-subordinated deposit that is required to be maintained by such Member or Non-Member customer in accordance with levels established by the credit office of Unified from time to time in excess of the amount of Required Deposits set by the Board.

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

Certain Members, including those who were shareholders and customers of United or AG on the date of the United Merger or the AG Acquisition (“former shareholders of United and AG”), may elect to satisfy their Class B Share requirement with respect to stores owned at the time of admission as a Member solely from their patronage dividend distributions by electing to receive Class B Shares in lieu of 80% of the Cooperative Division qualified cash patronage dividends the Member otherwise would receive in the future until the Class B Share requirement is satisfied. In order to make the election to satisfy their Class B Share requirement solely from patronage dividend distributions, former shareholders of AG were also required to enter into supply agreements with the Company. During the build-up of its Class B Share requirement, such Member is not required to provide a Required Deposit with respect to stores owned at the time of admission as a Member but may be required to provide a non-subordinated Credit Deposit. Satisfaction of the Class B Share requirement of such Members relating to new stores or growth in the sales of existing stores may not be satisfied solely from their patronage dividend distributions, but is subject to the same payment requirements as apply to other Members.

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

Class E Shares.    In December 2002, as part of its fiscal 2003 equity enhancement plan, a new class of equity, denominated “Class E Shares,” was created (see Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Equity Enhancement Plan”). Class E Shares were issued as a portion of the patronage dividends issued for the Cooperative Division in fiscal years 2003 through 2009, and may be issued as a portion of the patronage dividends issued for the Cooperative Division in future periods, as determined annually at the discretion of the Board. The Class E Shares have a stated value of $100 per share, and, unless required by law, are non-voting equity securities. Dividends on Class E Shares may be declared and may be payable in unique circumstances solely at the discretion of the Board. Class E Shares are transferable only with the consent of the Company, which will normally be withheld except in connection with the transfer of a Member’s business to an existing or new Member for continuation of such business. Class E Shares become eligible for redemption ten years after their date of issuance. Pursuant to the Company’s redemption policy, Class E Shares will not be repurchased for ten years from their date of issuance unless approved by the Board or upon sale or liquidation of the Company.

Redemption of Capital Shares

The Articles of Incorporation and Bylaws currently provide that Unified’s Board has the absolute discretion to repurchase any Class A Shares, Class B Shares or Class E Shares of any outgoing Member regardless of when the membership terminated, and any Class B Shares in excess of the Class B Share requirement (“Excess Class B Shares”) held by a current Member, whether or not the shares have been tendered for repurchase and regardless of when the shares were tendered. The repurchase of Class A Shares, Class B Shares or Class E Shares is solely at the discretion of the Board. The Board considers the redemption of eligible Class A Shares on a quarterly basis. All other shares eligible for redemption are considered by the Board on an annual basis. Class E Shares become eligible for redemption ten years after their date of issuance. Pursuant to the Company’s redemption policy, Class

E Shares will not be repurchased for ten years from their date of issuance unless approved by the Board or upon sale or liquidation of the Company. The Class E Shares, when redeemed, will be redeemed at stated value.

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

California General Corporation Law

The Company is subject to the restrictions imposed by the California General Corporation Law (the “CGCL”). Section 501 of the CGCL prohibits any distribution that would be likely to result in a corporation being unable to meet its liabilities as they mature. In addition, Section 500 of the CGCL prohibits any distribution to shareholders for the purchase or redemption of shares unless (a) the amount of retained earnings immediately prior thereto equals or exceeds the amount of the proposed distribution or (b) an alternative asset-liability ratio test is met. Historically, the Company maintained sufficient retained earnings to accomplish its share repurchase program. However, during fiscal year 2002, the Company’s retained earnings were inadequate to permit repurchase of the Company’s shares. This condition was reversed beginning in fiscal year 2003. However, there can be no assurance that the Company will be able in the future to redeem all shares tendered given the restrictions of the CGCL.

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

There is no assurance that Unified’s financial condition will enable it to redeem shares tendered for redemption. Even if redemption is permitted by legal requirements, it is possible under Unified’s redemption policy that a Member’s Class B Shares will not be fully, or even partially, redeemed in the year in which they are tendered for redemption.

Unified’s Board has the absolute discretion to redeem Excess Class B Shares or to redeem Class A, Class B or Class E Shares of any outgoing Member regardless of when the membership terminated or the Class B Shares were tendered. The Board will also have the right to elect to redeem Excess Class B Shares or Class E Shares even though such redemption has not been requested and without regard to each year’s five percent limit or any other provision of the redemption policy.

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

•

Southern California Dairy Division:    Patronage earnings attributable to the Southern California Dairy Division are generated primarily from sales of products manufactured at a milk, water and juice bottling plant located in Los Angeles, California. Patronage dividends for this division are paid solely to Members who purchase products from the Southern California Dairy Division.

•

Pacific Northwest Dairy Division:    Patronage earnings attributable to the Pacific Northwest Dairy Division are generated for this division from sales of dairy products manufactured by third party suppliers located in Oregon and Washington. Patronage dividends are paid solely to Members who purchase dairy products from the Pacific Northwest Dairy Division.

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

The following table summarizes the patronage dividends distributed by Unified during the past three fiscal years.

(dollars in thousands)
Division	2009	2008	2007
Cooperative	$4,933	$11,343	$6,528
Southern California Dairy	10,172	10,065	10,544
Pacific Northwest Dairy	1,618	651	608

Total	$16,723	$22,059	$17,680

The Company tracks the volume of qualifying patronage purchases by Members from the Company in the respective divisions on an individual Member basis. The Cooperative dividend is calculated and distributed at the end of the year in proportion to the qualified patronage sales during the year. During the 2009 Period, 2008 Period and 2007 Period, patronage dividends have been both positively and negatively impacted by a variety of activities. A summary of these activities by Period is as follows:

•

During the 2009 Period, the Company experienced higher patronage earnings in the Pacific Northwest Dairy Division due to the addition of sales to former AG customers that have become Members. The Company experienced a decline in the patronage earnings for the Cooperative Division due primarily to lower inventory holding gains and other vendor related activity, partially offset by decreased operating expenses.

•

During the 2008 Period, the Company’s growth in patronage earnings was primarily due to inventory holding gains resulting from inflation in food prices, growth in our existing Members’ business and a decrease in workers’ compensation expenses, partially offset by additional costs incurred to close our Hayward facility and consolidate its operations into our Stockton facility and an increase in diesel fuel expense.

•

During the 2007 Period, the Company received net proceeds from litigation settlements that increased Cooperative earnings by $0.8 million. In addition, Cooperative earnings were increased by $0.7 million as a result of reduced workers’ compensation reserves relative to years prior to the 2007 Period.

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

For fiscal 2009, fiscal 2008 and fiscal 2007, patronage dividends in the Cooperative Division are distributed to Members as follows:

•	The first 30% of the patronage dividend is non-qualified and distributed in Class E Shares.

•	The remaining 70% of the patronage dividend is qualified and distributed as a combination of cash and Class B Shares as follows:

•	The first 20% of this portion of the dividend is distributed in cash.

•

The remaining amount is distributed in Class B Shares to the extent of any deficiency in the Member meeting its Class B Share requirement, and the remainder is deposited in cash to the Member’s deposit fund.

The accompanying financial statements reflect patronage dividends earned by Members as of the fiscal year ended October 3, 2009 (see Part II, Item 8, “Financial Statements and Supplementary Data”). The actual distribution of the fiscal 2009 patronage dividend is anticipated to take place in January 2010.

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

Member Equity Investments

Unified generally requires that its Members own Class B Shares pursuant to a formula based on average weekly purchases from the Company or the amount of the Member’s average purchases if purchases are not made on a regular basis. Class B Shares required to be held by a new Member may be purchased directly at the time of admission as a Member or may be acquired over the five consecutive fiscal years commencing with the first year after admission as a Member at the rate of 20% per year, if a Required Deposit is provided for the full amount of the Class B Share requirement during the five-year build-up of the Class B Share requirement. The Required Deposit may generally be paid either in full upon acceptance as a Member or 75% upon acceptance and the balance paid over a 26-week period. Required Deposits for new stores or growth in the sales of existing stores can be paid either in full or with a 50% down payment and the balance paid over a 26-week period; replacement stores typically are treated as new stores for purposes of determining the treatment of the Required Deposit. Certain Members, including former shareholders of United or AG, may elect to satisfy their Class B Share requirement only with respect to stores owned at the time of admission as a Member solely from their patronage dividend distributions, and are not required to provide a Required Deposit. In order to be eligible to elect to satisfy their Class B Share requirement solely from patronage dividend distributions, former shareholders of AG were also required to enter into supply agreements with the Company. Member and Non-Member customers may be required to provide a Credit Deposit in order to purchase products on credit terms established by the Company.

The value of a Class B Share for purposes of satisfying the Class B Share requirement is based upon the Exchange Value Per Share at the last fiscal year end prior to the initial issuance of each Class B Share. Former United shareholders were permitted a value of $253.95 per share for the value of shares received in the Merger.

Unified pays no interest on Required Deposits or Credit Deposits; however, interest is paid at the prime rate for cash deposits in excess of the Member’s Required Deposit amount.

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

Certain Members, including former shareholders of United and AG, also may elect to satisfy their Class B Share requirement with respect to stores owned at the time of admission as a Member solely from their patronage dividend distributions by electing to receive Class B Shares in lieu of 80% of the Cooperative Division qualified cash patronage dividends the Member otherwise would receive in the future until the Class B Share requirement is satisfied. In order to be eligible to elect to satisfy their Class B Share requirement solely from patronage dividend distributions, former shareholders of AG were also required to enter into supply agreements with the Company. During the build-up of its Class B Share requirement, such Member is not required to provide a Required Deposit with respect to stores owned at the time of admission as a Member but may be required to provide a non-subordinated Credit Deposit. Satisfaction of the Class B Share requirement of such Members relating to new stores or growth in the sales of existing stores may not be satisfied solely from their patronage dividend distributions, but is subject to the same payment requirements as apply to other Members.

At any given time, the Company’s required cash deposits may be less than otherwise would be required (referred to as a “deposit fund deficiency”) as a result of Members having been approved to build deposits over time or in cases where their Required Deposits are waived. Deposit fund deficiencies typically occur when Members do not maintain sufficient Required Deposits to meet the Class B Share requirement. The Member deposit fund deficiency was approximately $7.2 million, $3.6 million and $3.5 million at October 3, 2009, September 27, 2008 and September 29, 2007, respectively. The deposit fund deficiencies consisted of approximately $6.6 million, $2.6 million and $2.3 million at October 3, 2009, September 27, 2008 and September 29, 2007, respectively, of Members that were approved to build deposit fund requirements over time, and approximately $0.6 million in fiscal 2009, $1.0 million in fiscal 2008 and $1.2 million in fiscal 2007, respectively, of former United members that elected to assign at least 80% of the Cooperative Division qualified cash patronage dividends to fulfill deposit fund requirements. Pursuant to Unified’s merger agreement with United, former United members were not required to provide a Required Deposit with respect to stores owned at the time of admission as a Member; however, they agreed to maintain a receivable with the Company for the deficiency. Former AG members were likewise not required to provide a Required Deposit with respect to stores owned at the time of admission as a Member; however, they were not required to maintain a receivable with the Company. As discussed above, former AG members may elect to satisfy the related Class B Share requirement solely from their patronage dividend distributions.

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

Required Deposits and all subordinated patronage dividend certificates (“Patronage Certificates”) of Members are contractually subordinated and subject to the prior payment in full of certain senior indebtedness of the Company. As a condition of becoming a Member, each Member is required to execute a subordination agreement providing for the subordination of the Member’s Required Deposits and all Patronage Certificates. Generally, the subordination is such that no payment can be made by the Company with respect to the Required Deposits and Patronage Certificates in the event of an uncured default by the Company with respect to senior indebtedness, or in the event of dissolution, liquidation, insolvency or other similar proceedings, until all senior indebtedness has been paid in full.

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

Under Subchapter T regulations, Unified may deduct for the fiscal year to which they relate the amount of patronage dividends paid in cash and qualified written notices of allocation or other property (except a nonqualified written notice of allocation) within 8-1/2 months after the end of the fiscal year to which the patronage dividends relate. A written notice of allocation will be qualified if Unified pays at least 20% of the patronage dividend in cash, and the Member consents to take the stated dollar amount of the written notice into income in the year in which it is received. Members sign a consent form at the time of membership to satisfy the consent requirement. Members are required to consent to include in their gross income, in the year received, all cash as well as the stated dollar amount of all qualified written notices of allocation, including the Patronage Certificates and the Exchange Value Per Share of the Class B Shares distributed to them as part of the qualified written notices of allocation. Class B Shares distributed as part of the qualified written notices of allocation may also be subject to state income taxes.

Unified is subject to federal income tax and various state taxes on the net earnings of the business with or for Members that are not distributed as qualified written notices of allocation and on the net earnings derived from Non-Patronage Business. In fiscal 2002, as part of its equity enhancement plan, the Company issued nonqualified written notices of allocation in the form of Class B Shares and Patronage Certificates. In fiscal 2005, 2004 and 2003, the Company issued nonqualified written notices of allocation in the form of Class B Shares and Class E Shares. In fiscal 2009, 2008, 2007 and 2006, the Company issued qualified and nonqualified written notices of allocation in the form of Class B Shares and Class E Shares, respectively. The Member does not include a nonqualified written notice of allocation, whether in Class B Shares, Class E Shares or Patronage Certificates, as

taxable income in the year of receipt and the Company is not entitled to an income tax deduction in the year of issuance. When the nonqualified written notice of allocation is redeemed for cash or property, the Member will have ordinary taxable income and the Company will have an income tax deduction to the extent that the stated dollar amount of such written notice of allocation exceeds its basis.

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

Certain risk factors discussed below contain references to the Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”), which represents the codification of all previously promulgated accounting literature. See “Recent Accounting Pronouncements” in Item 7, “Management’s Discussion and Analysis” for further discussion.

The markets in which we operate are highly competitive; characterized by high volume and low profit margins, customer incentives (including pricing, variety, and delivery) and industry consolidation.    The shifting of market share among competitors is typical of the wholesale food business as competitors attempt to increase sales in various markets. A significant portion of the Company’s sales are made at low margins. As a result, the Company’s profit levels may be negatively impacted if it is forced to respond to competitive pressure by reducing prices.

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

We will continue to be subject to the risk of loss of Member and Non-Member customer volume.    The Company’s operating results are highly dependent upon either maintaining or growing its distribution volume to its customers. The Company’s largest customer, Smart & Final, Inc., a Non-Member customer, and the ten largest Member and Non-Member customers constituted approximately 11% and 43%, respectively, of total sales for the fiscal year ended October 3, 2009. A significant loss in membership or volume could adversely affect the Company’s operating results. We will continue to be subject to the risks associated with consolidation within the grocery industry. When independent retailers are acquired by large chains with self-distribution capacity, are driven from business by larger grocery chains, or become large enough to develop their own self-distribution system, we will lose distribution volume. Members may also select other wholesale providers. Reduced volume is normally injurious to profitable operations since fixed costs must be spread over a lower sales volume if the volume cannot be replaced.

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

Changes in the economic environment could adversely affect Unified’s customers’ ability to meet certain obligations to the Company or leave the Company exposed for obligations the Company has guaranteed. Loans to Members, trade receivables and lease guarantees could be at risk in a sustained economic downturn. The Company establishes reserves for notes receivable, trade receivables, and lease commitments for which the customer may be at risk for default. Under certain circumstances, the Company would be required to foreclose on assets provided as collateral or assume payments for leased locations for which the Company has guaranteed payment. Although the Company believes its reserves to be adequate, the Company’s operating results could be adversely affected in the event that actual losses exceed available reserves.

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

The United States economy and financial markets have declined and experienced volatility due to uncertainties related to energy prices, availability of credit, difficulties in the banking and financial services sectors, the decline in the housing market, diminished market liquidity, falling consumer confidence and rising unemployment rates. As a result, consumers may be more cautious. This may lead to additional reductions in consumer spending, to consumers trading down to a less expensive mix of products or to consumers trading down to discounters for grocery and non-food items, all of which may affect the Company’s financial condition and results of operations. We are unable to predict when the economy will improve. If the economy does not improve, the Company’s business, results of operations and financial condition may be adversely affected.

Litigation could lead to unexpected losses.    During the normal course of carrying out its business, the Company may become involved in litigation. In the event that management determines that the probability of an adverse judgment in a pending litigation is likely and that the exposure can be reasonably estimated, appropriate reserves are recorded at that time pursuant to the FASB’s Accounting Standards Codification (“ASC”) Topic 450 “Contingencies” (formerly disclosed as Statement of Financial Accounting Standards (“SFAS”) No. 5, “Accounting for Contingencies”). The final outcome of any litigation could adversely affect operating results if the actual settlement amount exceeds established reserves and insurance coverage.

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

As of October 3, 2009, the Company believes it has sufficient cash flow from operations and availability under the revolving credit agreement to meet operating needs, capital spending requirements and required debt repayments through January 31, 2012. However, if access to operating cash or to the revolving credit agreement becomes restricted, the Company may be compelled to seek alternate sources of cash. The Company cannot assure that alternate sources will provide cash on terms favorable to the Company. Consequently, the inability to access alternate sources of cash on terms similar to its existing agreement could adversely affect the Company’s operations.

The value of our benefit plan assets and liabilities is based on estimates and assumptions, which may prove inaccurate.    The Company’s non-union employees participate in a Company sponsored defined benefit pension plan and Company sponsored postretirement benefit plans. Certain eligible union and non-union employees participate in separate plans providing payouts for unused sick leave. Officers of the Company also participate in a Company sponsored Executive Salary Protection Plan (“ESPP”), which provides additional post-termination retirement income based on each participant’s final salary and years of service as an officer of the Company. The postretirement plans provide medical benefits for retired non-union employees, life insurance benefits for retired non-union employees for which active non-union employees are no longer eligible, and lump-sum payouts for unused sick days covering certain eligible union and non-union employees. Liabilities for the ESPP and postretirement plans are not funded. The Company accounts for these benefit plans in accordance with ASC Topic 715, “Compensation—Retirement Benefits” and ASC Topic 712, “Compensation—Nonretirement Postemployment Benefits” (formerly disclosed as SFAS No. 87, “Employers’ Accounting for Pensions,” SFAS No. 106 “Employers’ Accounting for Postretirement Benefits Other Than Pensions” and SFAS No. 112 “Employers’ Accounting for Postemployment Benefits”), which require the Company to make actuarial assumptions that are used to calculate the carrying value of the related assets, where applicable, and liabilities and the amount of expenses to be recorded in the Company’s consolidated financial statements. Assumptions include the expected return on plan assets, discount rates, health care cost trend rate, projected life expectancies of plan participants and anticipated salary increases. While we believe the underlying assumptions are appropriate, the carrying value of the related assets and liabilities and the amount of expenses recorded in the consolidated financial statements could differ if other assumptions are used.

The credit and liquidity crisis in the United States and throughout the global financial system triggered substantial volatility in the world financial markets and banking system. As a result, the investment portfolios of the Company’s defined benefit pension plans incurred a significant decline in fair value during fiscal 2008. While the value of the investment portfolios has stabilized during fiscal 2009, the values of the plans’ individual investments have and will fluctuate in response to changing market conditions, the amount of gains or losses that will be recognized in subsequent periods, if any, cannot be determined.

Accounting pronouncements may necessitate companies who issue and redeem shares based on book value to redefine the method used to value their shares.    Accounting pronouncements that require adjustments to shareholders’ equity, such as SFAS No. 158 “Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans” (“SFAS No. 158”), which is now incorporated within ASC Topic 715-20 “Compensation—Retirement Benefits—Defined Benefits Plans—General” (“ASC 715-20”), have the potential to impact companies whose equity securities are issued and redeemed at book value (“book value companies”) disproportionately more than companies whose share values are market-based (“publicly traded”). While valuations of publicly traded companies are primarily driven by their income statement and cash flows, the traded value of the shares of book value companies, however, may be immediately impacted by adjustments affecting shareholders’ equity upon implementation. Therefore, such pronouncements may necessitate companies who issue and redeem shares based on book value to redefine the method used to value their shares. As such, the Company modified its Exchange Value

Per Share calculation as of September 30, 2006 to exclude accumulated other comprehensive earnings (loss) from Book Value (see Item 1, “Business – Capital Shares”), thereby excluding the potentially volatile impact that the adoption of SFAS No. 158 would have on shareholders’ equity and Exchange Value Per Share.

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

A strike or work stoppage by employees could disrupt our business. The inability to negotiate acceptable contracts with the unions could result in a strike or work stoppage and increased operating costs resulting from higher wages or benefits paid to union members or replacement workers.    Such outcome could have a material negative impact on the Company’s operations and financial results. Approximately 60% of Unified’s employees are covered by collective bargaining agreements that have various expiration dates ranging through 2012.

If we fail to maintain an effective system of internal controls, we may not be able to detect fraud or report our financial results accurately, which could harm our business and we could be subject to regulatory scrutiny.     Pursuant to Section 404 of the Sarbanes-Oxley Act of 2002 (“Section 404”), Unified performs an annual evaluation of its internal controls over financial reporting, and beginning in fiscal year 2010, Unified’s independent registered public accounting firm will have to test and evaluate the design and operating effectiveness of such controls and publicly attest to such evaluation. Although the Company believes its internal controls are operating effectively, the Company cannot guarantee that it will not have any material weaknesses in the future. In addition, any failure to implement required new or improved controls, or difficulties encountered in their implementation, could harm the Company’s operating results or cause the Company to fail to meet its reporting obligations.

A loss of our cooperative tax status could increase tax liability.    Subchapter T of the Internal Revenue Code sets forth rules for the tax treatment of cooperatives. As a cooperative, we are allowed to offset patronage income with patronage dividends that are paid in cash or qualified written notices of allocation. However, we are taxed as a typical corporation on the remainder of our earnings from our Member business and on earnings from Non-Member business. If the Company is not entitled to be taxed as a cooperative under Subchapter T, its revenues would be taxed when earned by the Company and the Members would be taxed when dividends are distributed. The Internal Revenue Service can challenge the tax status of cooperatives. The Internal Revenue Service has not challenged the Company’s tax status, and the Company would vigorously defend any such challenge. However, if we were not entitled to be taxed as a cooperative, taxation at both the Company and the Member level could have a material, adverse impact on the Company.

A failure to successfully integrate the Seattle Operations could reduce our profitability.    A failure to successfully integrate the Acquisition into our existing operations may cause the Company’s results to not meet anticipated levels. The Company structured the Acquisition to minimize financial risk by purchasing only certain assets and assuming only certain liabilities. However, if the value of those assets were to decrease, the Company may experience reduced profitability. Additionally, the Company has commenced integrating the Seattle Operations into our information technology systems and management processes. If we are unsuccessful in integrating the Seattle Operations, the Company may not achieve projected operating results, management may have to divert valuable resources to oversee and manage the integration, and the Company may have to make additional investments in the acquired operations.

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

Severe weather, natural disasters and adverse climate changes may adversely affect the Company’s financial condition and results of operations.    Severe weather conditions such as hurricanes, earthquakes or tornadoes, as well as other natural disasters, in areas in which the Company has distribution facilities, or in which customers’ stores are located, or from which the Company obtains products may adversely affect the Company’s results of operations. Such conditions may cause physical damage to the Company’s properties, closure of one or more of the Company’s distribution facilities, closure of customers’ stores, lack of an adequate work force in a market, temporary disruption in the supply of products, disruption in the transport of goods, delays in the delivery of goods to the Company’s distribution centers or customer stores and a reduction in the availability of products the Company offers. In addition, adverse climate conditions and adverse weather patterns, such as drought or flood, that impact growing conditions and the quantity and quality of crops yielded by food producers may adversely affect the availability or cost of certain products within the grocery supply chain. Any of these factors may disrupt the Company’s business and adversely affect the Company’s financial condition and results of operations.

Item 1B.    UNRESOLVED STAFF COMMENTS

Not applicable.

Item 2.    PROPERTIES

The Company’s corporate offices, warehouses and manufacturing facilities as of October 3, 2009 are summarized as follows:

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

No matters were submitted to a vote of security holders during the fourth quarter of fiscal 2009.

Additional Item.    EXECUTIVE OFFICERS OF THE REGISTRANT

Please refer to the information under Part III, Item 10, “Directors and Executive Officers of the Registrant” for information regarding the executive officers of the Registrant.

Part II

Item 5.    MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

There is no established public trading market for the Company’s Class A, Class B, Class C or Class E Shares. As of December 17, 2009, the Company’s Class A Shares (176,050 shares outstanding) were held of record by 503 shareholders, Class B Shares (469,053 shares outstanding) were held of record by 616 shareholders, Class C Shares were held of record, one share each, by 15 directors of Unified, and the Company’s Class E Shares (251,808 shares outstanding) were held of record by 740 shareholders.

Company Purchases of Equity Securities

Period	Total Number of Shares Purchased	Average Price Paid Per Share
June 28, 2009 – July 25, 2009	—	—
July 26, 2009 – August 22, 2009	555	$273.97
August 23, 2009 – October 3, 2009	—	—

Total	555	$273.97

Dividends

On October 2, 2008, the Board declared a 4% cash dividend (approximately $0.8 million) on the outstanding Class E Shares of the Company as of September 27, 2008, which was paid in January 2009. Cash dividends are not generally paid by the Company and may be declared in unique circumstances solely at the discretion of the Board.

Performance Graph

The following graph sets forth the five-year cumulative total shareholder return on the Company’s shares as compared to the cumulative total shareholder return for the same period of the Company’s Peer Group and the S&P 500 Index. The Company’s Peer Group consists of Nash Finch Company, Spartan Stores, Inc. and Supervalu, Inc. These companies were selected on the basis that the companies, although unlike Unified in that they are not structured as cooperative organizations, have certain operational characteristics that are similar to Unified. For example, each of the companies is a full-line distributor of grocery products. While all shares of the companies included in the Peer Group are publicly traded, the Company’s shares are privately held. The Company exchanges its Class A Shares and Class B Shares with its Members at Exchange Value Per Share (see Item 1, “Business—Capital Shares”). The Company’s Class A and Class B Shares are purchased and sold based on the Exchange Value Per Share of the Company at the close of the last fiscal year end prior to sale or purchase. Accordingly, the graphical presentation of the cumulative total return of the companies included in the Peer Group reflects the incremental change in book value of the shares of those companies. In fiscal year 2006, the Company modified the method used to compute the Exchange Value Per Share to exclude Other Comprehensive Income (see Item 1, “Business—Capital Shares”). The book value of the members of the peer group have been computed based on total equity, less other accumulated comprehensive income, divided by the number of outstanding shares for the years 2007 through 2009.

The comparison assumes $100 was invested on October 1, 2005 in the shares of the Company, the shares of the Peer Group and in each of the foregoing indices through October 3, 2009. The historical cost performance on the following graph is not necessarily indicative of future historical cost performance.

This graph shall not be deemed incorporated by reference by any general statement incorporating by reference this Annual Report on Form 10-K into any filing under the Securities Act of 1933 or the Securities Exchange Act of 1934, except to the extent that the Company specifically incorporates this information by reference, and shall not otherwise be deemed filed under such Acts.

Comparison of Five Year* Cumulative Total Return

Among Unified Grocers, Inc., S&P 500 Index and Peer Group

*	Fiscal years ended, October 1, 2005, September 30, 2006, September 29, 2007, September 27, 2008 and October 3, 2009.

Item 6.    SELECTED FINANCIAL DATA

The selected financial information below has been compiled from the audited consolidated financial statements of Unified for the fiscal years ended October 3, 2009, September 27, 2008, September 29, 2007, September 30, 2006 and October 1, 2005. The following selected consolidated financial data should be read in conjunction with the Company’s consolidated financial statements and the notes thereto (see Part II, Item 8 “Financial Statements and Supplementary Data”) and the information contained in Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations.” Historical results are not necessarily indicative of future results.

(dollars in thousands, except Exchange Value Per Share)
Fiscal Year Ended †	October 3, 2009 (53 Weeks)	September 27, 2008 (52 Weeks)(d)	September 29, 2007 (52 Weeks)	September 30, 2006 (52 Weeks)	October 1, 2005 (52 Weeks)
Net sales	$4,050,678	$4,104,775	$3,133,441	$2,953,823	$2,866,862
Operating income	51,018	64,432	55,706	59,353	53,501
Earnings from continuing operations before patronage dividends and income taxes	39,335	48,611	41,866	45,027	38,650
Patronage dividends	16,723	22,059	17,680	20,973	21,404
Net earnings	14,755	17,369	14,406	16,142	10,820
Total assets	915,553	903,282	751,188	717,115	708,049
Long-term notes payable	228,422	254,089	170,010	153,184	156,640
Exchange Value Per Share(a)(b)(c)	290.37	273.97	245.79	222.82	195.72

†	The Company’s fiscal year ends on the Saturday nearest September 30.

(a)	Adjustments were recorded in fiscal year 2005 for lease reserves resulting from the sale and transfer of the remaining two retail locations and other contract and settlement costs relating to the final disposition of the retail business (such retail business was discontinued in fiscal 2002). The adjustments, which totaled $0.1 million net of tax, were charged as a reduction to Class A and Class B Shares.

(b)	The Company had approximately $18.6 million in net deferred tax assets that were reduced by a tax valuation allowance of zero at October 1, 2005. Management evaluated the available positive and negative evidence in assessing the Company’s ability to realize the benefits of the net deferred tax assets at October 1, 2005 and concluded it is more likely than not that the Company no longer required a tax valuation allowance. The valuation allowance was reduced by $2.7 million as of October 1, 2005 and the reduction was recorded as an increase to Class A and Class B Shares. The net deferred tax assets should be realized through future operating results and the reversal of taxable temporary differences.

(c)	The Company exchanges its Class A Shares and Class B Shares with its Members at a price that is based on a formula and is approved by the Board (“Exchange Value Per Share”). Prior to September 30, 2006, the Company computed the Exchange Value Per Share of the Class A and Class B Shares as Book Value divided by the number of Class A and Class B Shares outstanding at the end of the fiscal year. Book Value is computed based on the sum of the fiscal year end balances of Class A and Class B Shares, plus retained earnings, plus (less) accumulated other comprehensive earnings (loss). Effective September 30, 2006, the Company modified its Exchange Value Per Share computation to exclude accumulated other comprehensive earnings (loss) from Book Value. Exchange Value Per Share does not necessarily reflect the amount the net assets the Company could be sold for or the dollar amount that would be required to replace them.

(d)	Results subsequent to the Company’s purchase in early fiscal 2008 of certain assets and assumption of certain liabilities of Associated Grocers, Incorporated and its subsidiaries (the “Acquisition”) are included in the results of operations for the full fiscal year ended September 27, 2008. Fiscal years prior to September 27, 2008 do not reflect the impact of the Acquisition on the Company’s financial statements.

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

COMPANY OVERVIEW

Unified, a California corporation organized in 1922 and incorporated in 1925, is a retailer-owned, grocery wholesale cooperative serving supermarket, specialty and convenience store operators primarily located in the western United States and the Pacific Rim. In early fiscal 2008, we purchased certain assets and assumed certain liabilities of Associated Grocers (“AG”). AG primarily served the Pacific Northwest, Alaska and the Pacific Rim. The Acquisition has strengthened our presence in those markets. This Acquisition increased sales volume and is expected to allow Unified to sustain $4 billion in net sales annually, thus providing the independent retailers served by Unified an increased profile with the vendor community, improved retail market share in the Pacific Northwest and the benefit of distributing fixed costs and the cost of capital and overhead over a larger sales base. Our customers range in size from single store operators to multiple store chains. We operate our business in two reportable business segments: (1) Wholesale Distribution and (2) Insurance. All remaining business activities are grouped into “All Other” (see Note 15 of Notes to Consolidated Financial Statements in Item 8, “Financial Statements and Supplementary Data”).

We sell a wide variety of products typically found in supermarkets, as well as a unique variety of specialty products. We report all product sales in our Wholesale Distribution segment, which represents approximately 99% of our total net sales. Our customers include our owners (“Members”) and non-owners (“Non-Members”). We also provide support services to our customers, including insurance, financing, promotional planning, retail technology, equipment purchasing services and real estate services. Support services, other than insurance and financing, are reported in our Wholesale Distribution segment. Insurance activities account for approximately 1% of total net sales and are reported in our Insurance segment, while finance activities are grouped with our All Other business activities. The availability of specific products and services may vary by geographic region. We have three separate geographical and marketing regions. The regions are Southern California, Northern California and the Pacific Northwest.

Sales Highlights and Other Information – Fiscal 2009

Our net sales were $4.051 billion for the fiscal year ended October 3, 2009 (“2009 Period”) as compared to net sales of $4.105 billion in the fiscal year ended September 27, 2008 (“2008 Period”), an overall sales decrease of $54.1 million, or 1.3%. The following table presents the key factors contributing to the change in net sales during the 2009 Period:

Key Net Sales Changes	(Decrease) Increase
Decline in sales due to economic conditions	$(73.5)
Sales in the 2008 Period to an AG transition customer	(64.9)
Dairy pricing declines	(19.5)
Additional week in the 2009 Period	79.0
Net new customers added in the 2009 Period	24.8
Change in net sales	$(54.1)

Industry Overview and the Economic Environment

Unified was impacted by changes in the overall economic environment during the 2009 Period. See Item 1, “Business—Industry Overview and the Company’s Operating Environment—Economic Factors,” for a discussion of how we are impacted by changes in overall economic conditions, particularly price volatility associated with the costs of certain commodities, ingredients used in our manufactured products and packaged goods purchased from suppliers.

The grocery industry, including the wholesale food distribution business, is highly competitive, and is characterized by high volume and low profit margins. As a result of heightened competition, the grocery industry has trended towards both vertical and horizontal integration, an increasing number of competitive format grocery stores that are adding square footage devoted to food and non-food products (including warehouse club stores, supercenters and other alternate formats) and mergers and acquisitions among competing organizations.

The current challenging economic climate and credit market turmoil during the 2009 Period, combined with uncertainties related to energy prices, availability of credit, difficulties in the banking and financial services sectors, the decline in the housing market, diminished market liquidity, falling consumer confidence and rising unemployment rates, have negatively impacted consumer confidence and spending and resulted in consumers behaving more cautiously than in previous years, causing them to place a higher emphasis on lower prices. Job losses have also caused greater demographic shifts that can change the composition of consumers and their related product focus in a given marketplace. These conditions contributed to reductions in consumer spending, including a shift in customer demand towards lower cost items such as our corporate brands for center store products, all of which impacted the Company’s sales growth.

To effectively adjust to these changes, many of our customers have focused on, among other things, enhancing their private label offerings to give consumers lower-priced alternatives to branded products. One example includes a private label health and wellness offering to satisfy consumers’ desire for products that support a healthy lifestyle but at a lower price.

Results of Operations

The following discussion of the Company’s financial condition and results of operations should be read in conjunction with Item 6, “Selected Consolidated Financial Data” and Item 8, “Financial Statements and Supplementary Data,” specifically Note 15 of Notes to Consolidated Financial Statements, “Segment Reporting.” Certain statements in the following discussion are not historical in nature and should be considered to be forward-looking statements that are inherently uncertain.

The following table sets forth selected consolidated financial data of Unified expressed as a percentage of net sales for the periods indicated below:

Fiscal Year Ended	October 3, 2009	September 27, 2008	September 29, 2007
Net sales	100.0%	100.0%	100.0%
Cost of sales	90.9	90.3	90.4
Distribution, selling and administrative expenses	7.8	8.1	7.8

Operating income	1.3	1.6	1.8
Interest expense	0.3	0.4	0.4
Patronage dividends	0.4	0.6	0.6
Income taxes	0.2	0.2	0.3

Net earnings	0.4%	0.4%	0.5%

Fiscal Year Ended October 3, 2009 (“2009 Period”) Compared to Fiscal Year Ended September 27, 2008 (“2008 Period”)

Overview of the 2009 Period.    Our consolidated operating income decreased by $13.4 million to $51.0 million in the 2009 Period compared to $64.4 million in the 2008 Period.

The overall decrease in operating income is summarized in our operating segments and other business activities as follows:

•

Wholesale Distribution Segment:    The Wholesale Distribution segment’s operating income was $46.0 million in the 2009 Period compared to $60.8 million in the 2008 Period. The decrease in operating income was due, in large part, to an increase in cost of sales related to reduced inventory holding gains and to changes in vendor marketing activity, the conversion of former AG customers to Members at the beginning of fiscal 2009 (which qualified them for lower Member pricing) and lower sales due primarily to our no longer servicing a former AG customer that transitioned to another wholesaler during the 2008 Period. The effect of these activities was partially offset by lower overall distribution, selling and administrative expenses.

•

Insurance Segment:    Operating income increased $1.5 million in our Insurance segment to $5.1 million in the 2009 Period compared to $3.6 million in the 2008 Period. This increase was primarily due to gains from sales of certain investment assets and reductions in reserves recorded in prior years.

•

All Other:    All Other business activities primarily consist of our finance subsidiary. Operating income decreased $0.1 million to a marginal loss for the 2009 Period compared to marginal income in the 2008 Period.

The following tables summarize the performance of each business segment for the 2009 and 2008 Periods.

Wholesale Distribution Segment

(dollars in thousands)
	2009	2008	Difference
Net sales	$4,035,859	$4,091,475	$(55,616)
Cost of sales	3,680,822	3,705,888	(25,066)
Distribution, selling and administrative expenses	309,080	324,753	(15,673)

Operating income	$45,957	$60,834	$(14,877)

Insurance Segment

(dollars in thousands)
	2009	2008	Difference
Gross sales—premiums earned	$27,247	$28,367	$(1,120)
Inter-segment eliminations	(13,043)	(15,913)	2,870

Net sales—premiums earned	14,204	12,454	1,750
Cost of sales (including underwriting expenses)	2,400	1,889	511
Selling and administrative expenses	6,710	7,008	(298)

Operating income (loss)	$5,094	$3,557	$1,537

All Other

(dollars in thousands)
	2009	2008	Difference
Gross sales	$1,097	$1,797	$(700)
Inter-segment eliminations	(482)	(951)	469

Net sales	615	846	(231)
Selling and administrative expenses	648	805	(157)

Operating income (loss)	$(33)	$41	$(74)

Net sales.    Consolidated net sales decreased $54.1 billion, or 1.3%, to $4.051 billion in the 2009 Period compared to $4.105 billion for the 2008 Period.

•

Wholesale Distribution Segment:    Net Wholesale Distribution sales decreased $55.6 million to $4.036 billion in the 2009 Period compared to $4.091 billion for the 2008 Period. The table below illustrates the key changes in net sales from the 2008 Period to the 2009 Period:

Key Net Sales Changes	(Decrease) Increase
Decline in sales due to economic conditions	$(75.0)
Sales in the 2008 Period to an AG transition customer	(64.9)
Dairy pricing declines	(19.5)
Additional week in the 2009 Period	79.0
Net new customers added in the 2009 Period	24.8
Change in net sales	$(55.6)

Sales Decline due to Economic Conditions

•

Net sales declined $75.0 million due to the general decline in economic conditions, including a shift in customer demand towards lower cost items such as our corporate brands for center store products.

AG Transition Customer

•	During the 2008 Period, Unified temporarily served a former AG customer as it transitioned to another wholesaler. Sales to this customer were $64.9 million in the 2008 Period.

Dairy Pricing Declines

•	Dairy sales decreased $19.5 million due primarily to a 25% decline in raw milk prices in California.

53 Weeks

•	The 2009 Period has 53 weeks while the 2008 Period had 52 weeks. This additional week resulted in an additional $79.0 million of net sales being recorded in the 2009 Period.

Net New Customers

During the 2009 Period, excluding the 53rd week, we added $24.8 million in sales as a result of new customers previously served by other wholesalers, net of discontinued customers who are no longer being served by us.

•

Insurance Segment:    Net sales, consisting principally of premium revenues, increased $1.8 million to $14.2 million in the 2009 Period compared to $12.4 million in the 2008 Period. The increase is primarily related to increases in premiums related to liability coverage and investment income, offset by reduced commission income.

•	All Other: Net sales decreased $0.3 million to $0.6 million in the 2009 Period compared to $0.9 million for the 2008 Period.

Cost of sales (including underwriting expenses).    Consolidated cost of sales decreased $24.6 billion to $3.684 billion for the 2009 Period compared to $3.709 billion for the 2008 Period and comprised 90.9% and 90.3% of consolidated net sales for the 2009 and 2008 Periods, respectively.

•

Wholesale Distribution Segment:    Cost of sales decreased by $25.1 million to $3.680 billion in the 2009 Period compared to $3.705 billion in the 2008 Period. As a percentage of net wholesale sales, cost of sales was 91.2% and 90.6% for the 2009 and 2008 Periods, respectively.

•

The change in product and customer sales mix resulted in a 0.3% increase in cost of sales as a percent of net wholesale sales. Contributing to this change were seventy-five customers from the AG Acquisition transitioning to membership and converting to Member pricing at the beginning of fiscal 2009 and a reduction of delivery fees related to certain customers shifting from delivered to will-call methods of product delivery.

•

A reduction in fees related to fuel costs contributed to a 0.1% increase in cost of sales as a percent of net wholesale sales. This change is attributed to a decrease in fuel surcharges to compensate for decreased fuel costs.

•

Vendor related activity contributed to a 0.2% increase in cost of sales as a percent of net wholesale sales. The change is primarily driven by a decrease in inventory holding gains (realized upon sale) due to a lack of vendor price increases as well as changes in vendor marketing activity. Furthermore, the 2008 Period included an abnormally large amount of vendor price increases. Our vendors and brokers are continually evaluating their go-to-market strategies to effectively promote their products. Changes in their strategies could have a favorable or unfavorable impact on our financial performance. See additional discussion under “Critical Accounting Policies and Estimates—Vendor Funds.”

•

Insurance Segment:    Cost of sales primarily consists of claims loss and loss adjustment expenses, underwriting expenses, commissions, premium taxes and regulatory fees. Cost of sales increased $0.5 million to $2.4 million in the 2009 Period compared to $1.9 million in the 2008 Period. The increase is due to additional costs related to projected losses for current policies in the 2009 Period. Partially offsetting the increase were decreases in cost of sales in the 2009 Period resulting from lowering loss reserves based on improved claims loss experience for earlier periods. Additionally, the cost of insurance and the sufficiency of loss reserves are also impacted by actuarial estimates based on a detailed analysis of health care cost trends, mortality rates, claims history, demographics and industry trends. As a result, the amount of loss reserves and future expenses is significantly affected by these variables and may significantly change, depending on the cost of providing benefits and the results of further legislative action. See additional discussion related to insurance reserves under “Risk Factors”—“Our insurance reserves may be inadequate if unexpected losses occur.”

Distribution, selling and administrative expenses.    Consolidated distribution, selling and administrative expenses decreased $16.1 million to $316.4 million for the 2009 Period compared to $332.5 million for the 2008 Period and comprised 7.8% and 8.1% of consolidated net sales for the 2009 and 2008 Periods, respectively.

•

Wholesale Distribution Segment:    Distribution, selling and administrative expenses decreased $15.7 million to $309.0 million in the 2009 Period compared to $324.7 million in the 2008 Period. These expenses comprised 7.7% and 7.9% of net wholesale sales for the 2009 and 2008 Periods, respectively. As discussed in further detail below, fuel, insurance (other than workers’ compensation), taxes (other than income taxes) and other expenses decreased costs $19.6 million or 0.3% as a percent of net wholesale sales. This decrease in the level of costs was offset by increased costs for medical benefits expense for administrative, warehouse and distribution personnel of $3.9 million, or 0.1% as a percent of net wholesale sales.

•

Fuel Expense:    During the 2009 Period, we experienced diesel fuel expense decreases of $6.4 million, or 0.1% as a percent of net wholesale sales. This decrease is primarily due to the lower cost of diesel fuel as compared to the 2008 Period. As described in “Economic Factors,” changes in the cost of diesel fuel are reflected monthly in a duel surcharge applied to all delivered sales.

•

Insurance Expense (other than Workers’ Compensation):    During the 2009 Period, we experienced an insurance expense decrease of $3.4 million, or 0.1% as a percent of net wholesale sales. This decrease is primarily due to changes in the cash surrender value of our life insurance policy assets. In the 2008 Period, the value of our policy assets declined $3.3 million, resulting in an increase in our insurance expense. In the 2009 Period, the value of our policy assets declined $0.6 million. The net impact of changes in our policy assets resulted in insurance expenses declining $2.7 million in the 2009 Period as compared to the 2008 Period. The decrease in our policy assets is a result of decreases in the fair value of the underlying securities (reflecting the general market conditions), which are highly concentrated in U.S. equity markets and priced based on readily determinable market values.

•

Taxes (other than Income Taxes):    Taxes, other than Income Taxes, decreased $3.9 million, or 0.1% as a percent of net wholesale sales, due to a reduction in the business tax for the state of Washington resulting from the conversion of seventy-five AG customers to membership at the beginning of the 2009 Period.

•	Other Expense Changes: General expenses decreased $5.9 million and were consistent with the 2008 Period as a percent of net wholesale sales.

The following expense increased in the 2009 Period compared to the 2008 Period, partially offsetting the decreases in distribution, selling and administrative expenses discussed above:

•

Medical Benefits:    During the 2009 Period, we experienced medical benefits expense increases of $3.9 million, or 0.1% as a percent of net wholesale sales. This increase was due in part to an increase of approximately $2.2 million in the cost of medical insurance premiums for employees covered under collective bargaining agreements. The remaining increase of $1.7 million is attributable to costs associated with employees not covered by collective bargaining agreements.

•	Insurance Segment: Selling and administrative expenses for the Insurance segment decreased $0.3 million to $6.7 million for the 2009 Period compared to $7.0 million for the 2008 Period.

•	All Other: Selling and administrative expenses for the Company’s All Other business activities for the 2009 Period were $0.6 million compared to $0.8 million for the 2008 Period.

Interest.    Interest expense decreased $4.1 million to $11.7 million in the 2009 Period compared to $15.8 million in the 2008 Period and comprised 0.3% and 0.4% of consolidated net sales for the 2009 and 2008 Periods, respectively. Factors contributing to the decrease in interest expense are as follows:

•	Interest expense on our primary debt instruments was $10.6 million and $14.3 million for the 2009 and 2008 Periods, respectively, a reduction of $3.7 million.

•

Interest Rates:    Interest expense declined $3.7 million over the 2008 Period due to a decrease in our effective borrowing rate. Our effective borrowing rate for the combined primary debt, made up of the revolving line of credit and senior secured notes, was 4.2% and 5.7% for the 2009 and 2008 Periods, respectively. The base borrowing rate on our revolving line of credit decreased from the 2008 Period consistent with the overall market interest rate change.

•	Weighted Average Borrowings: Weighted average borrowings were consistent for both the 2009 and 2008 Periods and had minimal effect on interest expense compared to the 2008 Period.

Borrowings on our revolving credit agreement are subject to market rate fluctuations. A 25 basis point change in the market rate of interest over the 2009 Period would result in a $0.4 million increase or decrease in corresponding interest expense.

•	Interest expense on all our other outstanding debt instruments was $1.1 million in the 2009 Period, a decrease of $0.4 million compared to $1.5 million in the 2008 Period.

Patronage dividends.    Patronage dividends for the 2009 Period were $16.7 million, compared to $22.1 million in the 2008 Period, a decrease of 24.2%. Patronage dividends for the 2009 Period consisted of the patronage earnings from the Company’s three patronage earning divisions: the Southern California Dairy Division, the Pacific Northwest Dairy Division and the Cooperative Division. For the 2009 and 2008 Periods, respectively, the Company had patronage earnings of $10.2 million and $10.1 million in the Southern California Dairy Division, $1.6 million and $0.7 million in the Pacific Northwest Dairy Division and $4.9 million and $11.3 million in the Cooperative Division. The increase in the Pacific Northwest Dairy Division is related to the addition of sales to the former AG customers that have become Members. The decline in the Cooperative Division patronage earnings was primarily due to lower inventory holding gains and other vendor related activity, partially offset by decreased operating expenses.

Income taxes.    Income tax expense was $7.9 million for the 2009 Period compared to $9.2 million for the 2008 Period. The Company’s effective income tax rate was 34.7% for the 2009 Period compared to 34.6% for the 2008 Period. The lower than statutory rate in the 2009 and 2008 Periods reflects favorable adjustments due to life insurance and state tax credits.

Other Comprehensive (Loss) Earnings, Net of Income Taxes (“OCI”).    Our OCI net loss was $24.6 million in the 2009 Period compared to a net loss of $8.8 million in the 2008 Period (see Note 1 to “Notes to Consolidated Financial Statements” in Part II, Item 8 “Financial Statements and Supplementary Data”). OCI is excluded from the calculation of Exchange Value Per Share (see Note 11 to “Notes to Consolidated Financial Statements” in Part II, Item 8 “Financial Statements and Supplementary Data”).

•

Unrealized Net Holding Gain (loss) on Investments:    Our investments are primarily made up of bonds in our insurance segment portfolio. We experienced an unrealized gain of $3.5 million in the 2009 Period compared to an unrealized loss of $0.9 million in the 2008 Period.

•

Defined Benefit Pension Plans and Other Postretirement Benefit Plans:    In our situation, OCI primarily represents the non-cash amount to record the ultimate future liability for pension obligations net of the value of our pension fund assets pursuant to SFAS No. 158 “Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans” (“SFAS No. 158”), which is now incorporated within ASC Topic 715-20 “Compensation—Retirement Benefits—Defined Benefits Plans—General”, as adopted by the Company as of the fiscal year ended September 29, 2007. We experienced a $28.1 million loss in the 2009 Period compared to a $7.9 million loss in the 2008 Period.

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

•

All Other:    All Other business activities primarily consist of our finance subsidiary. Beginning in fiscal 2004, and continuing through the third fiscal quarter of fiscal 2008, the Company’s “All Other” category also included the consolidation of a variable interest entity as discussed in Item 8, “Financial Statements and Supplementary Data”, Note 3 of “Notes to Consolidated Financial Statements—Variable Interest Entity.” We do not expect future losses or returns related to this variable interest entity, and as such, consolidation is no longer required as of September 27, 2008. Deconsolidating the variable interest entity had no material impact on our financial statements. Operating income increased $0.9 million to marginal income for the 2008 Period compared to a loss of $0.9 million in the 2007 Period and consisted of $0.8 million in operating income from our finance subsidiary offset by $0.8 million in operating expense associated with our variable interest entity.

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

•

Insurance Segment:    Selling and administrative expenses for the Insurance segment increased $0.9 million to $7.0 million for the 2008 Period compared to $6.1 million for the 2007 Period. The increase is due primarily to higher wages and benefits expenses to support our growth in Washington, an increase in the accounts receivable allowance, and higher consulting costs.

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

Liquidity and Capital Resources

The Company finances its capital needs through a combination of internal and external sources. These sources include cash from operations, Member capital and other Member investments, bank borrowings, various types of long-term debt and lease financing. The Company believes that the combination of cash flows from operations, current cash balances, and available lines of credit, will be sufficient to service its debt, redeem Members’ capital shares, make income tax payments and meet its anticipated needs for working capital and capital expenditures (including facility expansion and renovation projects discussed in Part I, Item 1, “Business—Facilities and Transportation”) through at least the next three fiscal years.

Cash Flow

The Company generated positive cash flow from operating activities during the 2009 Period. Cash from operations was used for investing and financing activities, including redemption of Members’ capital shares and investing in the Company’s infrastructure. The Company also reinvested proceeds from maturing investments.

As a result of these activities, net cash, consisting of cash and cash equivalents, decreased by $4.9 million to $10.9 million as of the fiscal year ended October 3, 2009, compared to $15.8 million as of the fiscal year ended September 27, 2008.

The following table summarizes the impact of operating, investing and financing activities on the Company’s cash flows for the 2009 and 2008 Periods:

(dollars in thousands)
Summary of Net Decrease in Total Cash and Cash Equivalents	2009	2008	Difference
Cash provided (utilized) by operating activities	$52,025	$(28,141)	$80,166
Cash utilized by investing activities	(21,005)	(62,150)	41,145
Cash (utilized) provided by financing activities	(35,927)	86,421	(122,348)

Total decrease in cash and cash equivalents	$(4,907)	$(3,870)	$(1,037)

Net cash from operating, investing and financing activities decreased by $1.0 million to a decrease of $4.9 million for the 2009 Period compared to a decrease of $3.9 million for the 2008 Period. The decrease in net cash for the 2009 Period consisted of cash used in investing activities of $21.0 million and financing activities of $35.9 million offset by amounts provided from operating activities of $52.0 million. The primary factors contributing to the changes in cash flow are discussed below. Working capital was $189.8 million and $200.7 million, respectively, and the current ratio was 1.6 and 1.7 at October 3, 2009 and September 27, 2008, respectively.

Operating Activities:    Net cash provided by operating activities increased by $80.1 million to $52.0 million provided in the 2009 Period compared to $28.1 million used in the 2008 Period. The increase in cash provided by operating activities compared to the 2008 Period was attributable primarily to an increase in cash provided of

$51.1 million from accounts receivable, as a result of a $0.8 million reduction in accounts receivable in the 2009 Period compared to a $50.3 million increase in the 2008 Period. As contemplated in the structure of the original purchase transaction, the initial build up of accounts receivable arising from customers gained as a result of the Acquisition was funded through operating activities in the 2008 Period. We also experienced a decrease in cash used for the purchase of inventories of $25.1 million, a decrease in cash used to fund pension plan assets of $5.4 million, and an increase in long-term liabilities between the periods of $9.7 million that was primarily attributable to an increase in pension and postretirement liabilities. In addition, net cash of $4.2 million was provided by other operating activities. The foregoing increases of $95.5 million in cash provided were offset by cash used as a result of increases between the periods in cash used to pay accounts payable and accrued liabilities of $11.7 million and an increase in cash used for the payment of prepaid expenses of $3.7 million, resulting in a net increase in cash provided by operating activities from the 2008 Period of $80.1 million.

Investing Activities:    Net cash used by investing activities decreased by $41.2 million to $21.0 million for the 2009 Period compared to $62.2 million in the 2008 Period. The decrease in cash used by investing activities during the 2009 Period as compared to the 2008 Period was due mainly to (1) the Acquisition of the Seattle Operations of $40.0 million during the 2008 Period, (2) decreases in capital expenditures of $9.9 million, as the 2008 Period included expenditures for a building renovation and purchases of warehouse and computer equipment, and (3) a reduction in net notes receivable of $4.1 million, reflecting normal fluctuation in loan activity to Members for their inventory and equipment financing. The foregoing decreases of $54.0 million were offset by (1) increases of $4.7 million in net investment activities by the Company’s insurance subsidiaries, consisting of the purchase and sale of securities to replace maturing investments in their portfolios, and (2) increases in other assets of $8.1 million. Spending on investing activities is expected to be funded by existing cash balances, cash generated from operations or additional borrowings.

Financing Activities:    Net cash used by financing activities was $35.9 million for the 2009 Period compared to $86.4 million provided in the 2008 Period. The net decrease of $122.3 million in cash used by financing activities for the 2009 Period as compared to the 2008 Period was due primarily to changes in the Company’s long-term and short-term notes payable and deferred financing fees, representing a decrease of $105.5 million resulting from lower borrowings, as the 2008 Period included higher borrowings primarily associated with the Acquisition of the Seattle Operations ($39.8 million), the redemption of Class A and Class B Shares ($7.5 million), and the redemption of subordinated patronage dividend certificates ($3.1 million). In addition, the Company’s cash provided from Member investment and share activity decreased by $16.8 million. Future cash used by financing activities to meet capital spending requirements is expected to be funded by the Company’s operating cash flow.

Equity Enhancement Plan

In fiscal 2002, the Company initiated an equity enhancement plan designed to build equity in the Company for future investment in the business and other infrastructure improvements. In fiscal 2002, a portion of the patronage dividend was retained in the form of patronage dividend certificates that matured in fiscal 2008. In November 2002, the Company amended its Bylaws, increasing the required holdings of Class A Shares from 100 shares in fiscal 2002 to 350 shares by the end of fiscal 2007. In addition, in fiscal 2003, the Company introduced a new class of capital stock, denominated “Class E Shares.” The equity enhancement plan contemplated issuing Class E Shares as part of the patronage dividends issued in fiscal years 2003 through 2007 for the Cooperative Division. The equity enhancement plan was successfully completed in fiscal 2007. In both fiscal 2009 and 2008, 30% of the Cooperative Division patronage dividend was issued in Class E Shares. Class E Shares are available to be issued in future years at the discretion of the Board.

Credit Facilities

On December 17, 2008, the Company entered into an amendment entitled First Amendment to Amended and Restated Credit Agreement, that exercised a provision of its revolving credit agreement, entitled Amended and Restated Credit Agreement dated as of December 5, 2006 (the “Credit Agreement”), to expand the existing revolving credit facility by $25 million, thereby increasing the total committed funds available to the Company from $225 million to $250 million. The credit facility expires on January 31, 2012, and is intended to finance capital expenditures, to finance working capital needs, to finance certain acquisitions and for general corporate purposes. The revolving Credit Agreement contains an option to increase the total committed funds available to the Company under the Credit Agreement to a maximum amount of $300 million, either through any of the existing lenders increasing their commitment or by means of the addition of new lenders. See “Contractual Obligations and Commercial Commitments” herein for additional information.

The Company had outstanding borrowings of $142.0 million under the facility as of October 3, 2009, with access to a significant amount of capital available under this facility (based on the amounts indicated above) to fund the Company’s continuing operations and capital spending requirements for the foreseeable future.

The Company’s amended and restated Senior Note Agreement with John Hancock Life Insurance Company (see “Outstanding Debt and Other Financing Arrangements” herein) provides $86.0 million of financing through notes that mature on January 1, 2016.

As of October 3, 2009, the Company was in compliance with all applicable covenants of its revolving Credit Agreement and Senior Note Agreement.

On November 3, 2009, the Company entered into the Third Amendment to Amended and Restated Note Purchase Agreement (the “Third Amendment”) with John Hancock Life Insurance Company (“Hancock”) to further amend the Amended and Restated Note Purchase Agreement dated as of January 3, 2006 to add an additional layer (“Tranche C Notes”). The Tranche C Notes are an aggregate value of $25 million, at 6.82%, which will mature November 1, 2019. See the Company’s Current Report on Form 8-K filed on November 9, 2009 for additional information.

Pension and Postretirement Benefit Plans

The Company sponsors a cash balance plan (the “Unified Cash Balance Plan”). The Unified Cash Balance Plan is a noncontributory defined benefit pension plan covering substantially all employees of the Company who are not subject to a collective bargaining agreement. Under the Unified Cash Balance Plan, participants are credited with an annual accrual based on years of service with the Company. In association with the Acquisition, the Company assumed the Cash Balance Retirement Plan for Employees of Associated Grocers, Incorporated (“AG Cash Balance Plan”), which is a noncontributory defined benefit pension plan covering certain former employees of Associated Grocers, Incorporated who were not subject to a collective bargaining agreement. Benefits under the AG Cash Balance Plan are provided through a trust and also through annuity contracts. As of September 30, 2007, the projected benefit obligation of the AG Cash Balance Plan was $35.3 million, the fair value of plan assets was $31.9 million, and the resulting net unfunded obligation of $3.4 million was recorded in conjunction with the purchase price allocation and included in Long-term liabilities, other on the Company’s consolidated balance sheet for the fiscal year ended September 27, 2008 (see Item 8, “Financial Statements and Supplementary Data”, specifically Note 2 of “Notes to Consolidated Financial Statements—Acquisition and Purchase Accounting”). The Company’s funding policy is to make contributions to the Unified Cash Balance Plan (and previously to the AG Cash Balance Plan prior to December 31, 2008) in amounts that are at least sufficient to meet the minimum funding requirements of applicable laws and regulations, but no more than amounts deductible for federal income tax purposes. Effective as of December 31, 2008 (the “Plan Merger Date”), the AG Cash Balance Plan was merged with and into the Unified Cash Balance Plan. Accordingly, subsequent to the Plan Merger Date, the terms and conditions governing the participants in the AG Cash Balance Plan are set forth as described in the Company’s Amended and Restated Unified Grocers, Inc. Cash Balance Plan, effective January 1, 2009 (see Exhibit 10.38.6 to the Company’s Quarterly Report on Form 10-Q for the quarterly period ended December 27, 2008, filed on February 10, 2009 for additional information). Effective January 1, 2009, all qualifying employees of the Company not subject to a collective bargaining agreement will accrue benefits pursuant to the Unified Cash Balance Plan. The Company also sponsors an Executive Salary Protection Plan (“ESPP”) that provides supplemental post-termination retirement income based on each participant’s final salary and years of service as an officer of the Company. Funds are held in a rabbi trust for the ESPP consisting primarily of life insurance policies tied to underlying investments in the equity market and reported at cash surrender value and mutual fund investments consisting of various publicly-traded mutual funds reported at estimated fair value based on quoted market prices.

The Company’s net periodic benefit cost for its combined pension and other postretirement benefits was approximately $10.1 million for fiscal 2009 compared to $8.3 million for fiscal 2008. For comparative purposes, the estimated cost for fiscal 2009 does not include $0.3 million in accrued expense related to service and interest costs associated with the Company’s liability for the future cost of split-dollar life insurance benefits as discussed below.

The Company contributed $7.8 million to the now-combined cash balance plans ($3.0 million and $3.8 million to the Unified Cash Balance Plan and $0.7 million and $0.3 million to the AG Cash Balance Plan) during fiscal 2009 for the 2009 and 2008 plan years, respectively. At this time, the Company expects to make estimated minimum contributions to the combined Unified and AG Cash Balance Plans totaling $6.4 million during fiscal 2010, which is comprised of $3.3 million for the 2010 plan year and $3.1 million for the 2009 plan year. At its discretion, the Company may contribute in excess of these amounts. Additional contributions, if any, will be based, in part, on future actuarial funding calculations and the performance of plan investments. Additional contributions, if any, for the 2009 plan year will be due by September 15, 2010, while contributions for the 2010 plan year will be due by September 15, 2011.

In addition, the Company contributed $0.5 million to the ESPP during fiscal 2009 to fund benefit payments to participants. At this time, the Company expects to contribute $0.4 million to the ESPP to fund projected benefit payments to participants in fiscal 2010.

As discussed in Note 13 of Notes to Consolidated Financial Statements in Item 8, “Financial Statements and Supplementary Data,” the Company adopted Emerging Issues Task Force Issue No. 06-4, “Accounting for Deferred Compensation and Postretirement Benefits Associated with Endorsement Split-Dollar Life Insurance Arrangements” (“EITF No. 06-4”) in its first fiscal quarter of fiscal year 2009. EITF No. 06-4 is now incorporated within ASC Topic 715-60 “Compensation—Retirement Benefits—Defined Benefit Plans—Other Postretirement.” Pursuant to the adoption guidance of EITF No. 06-4, the Company recorded a liability for the future cost of life insurance provided on behalf of current and qualifying former officers of the Company and recognized, as a change in accounting principle, a cumulative effect adjustment charge of $3.3 million to beginning retained earnings in its consolidated statement of financial position as of the beginning of the current fiscal year. As a result of changes to the initial actuarial estimates, during the second quarter of fiscal 2009, the Company reduced the initial liability $0.8 million and recognized a corresponding credit in its consolidated statement of earnings. Additionally, the Company recorded service and interest cost accretion to the liability of $0.3 million for fiscal 2009.

Assuming a long-term rate of return on plan assets of 8.50%, a discount rate of 5.75% for the Unified Cash Balance Plan (as combined with the former AG Cash Balance Plan) and ESPP, and certain other assumptions, the Company estimates that its combined pension expense for the Unified and AG Cash Balance Plans and ESPP for fiscal 2010 will be approximately $11.6 million. Future pension expense will be affected by future investment performance, discount rates and other variables such as expected rate of compensation increases and mortality rates relating to plan participants. Decreasing both the discount rate and projected salary increase assumptions by 0.5% would increase the Company’s projected fiscal 2010 pension expense for the combined Unified and AG Cash Balance Plans and ESPP by approximately $1.2 million. Lowering the expected long-term rate of return on the Company’s plan assets (for the combined Unified and AG Cash Balance Plans) by 0.50% (from 8.50% to 8.00%) would have increased its pension expense for fiscal 2009 by approximately $0.6 million. Similarly, lowering the expected long-term rate of return on the Company’s plan assets (for the combined Unified and AG Cash Balance Plans) by 0.50% (from 8.50% to 8.00%) would increase the Company’s projected fiscal 2010 pension expense by approximately $0.6 million.

The credit and liquidity crisis in the United States and throughout the global financial system triggered substantial volatility in the world financial markets and banking system. As a result, the investment portfolios of the Unified and AG Cash Balance Plans incurred a significant decline in fair value during fiscal 2008. While the value of the investment portfolios has stabilized during fiscal 2009, the values of each plan’s individual investments have and will fluctuate in response to changing market conditions; accordingly, the amount of losses that will be recognized in subsequent periods, if any, cannot be determined.

The Company sponsors postretirement benefit plans that provide: (1) medical benefits for retired non-union employees, (2) life insurance benefits for a certain group of retired non-union employees (for which active non-union employees are no longer eligible), and (3) lump-sum payouts for unused sick days covering certain eligible union and non-union employees.

Assuming a discount rate of 5.75% and certain other assumptions, the Company estimates that postretirement expense for fiscal 2010 will be approximately $3.6 million. Future postretirement expense will be affected by discount rates and other variables such as expected rate of compensation increases and projected health care trend rates.

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

Contractual Obligations and Commercial Commitments

As a result of the Acquisition, the Company has expanded service to the Pacific Northwest region through the addition of leased facilities in Seattle, Washington that include both dry and refrigerated warehouse space. The Company also assumed certain operating leases for office space and various service buildings related to the Seattle Operations. One facility is leased under a two-year term (beginning in fiscal 2007) that includes two additional one-year renewal options. The Company has exercised these renewal options and extended the lease period to the third quarter of fiscal 2011. The Company is expected to make payments totaling approximately $9.0 million over the remaining term of the lease. A second facility has a five-year term with one additional five-year renewal option. The Company is expected to make payments totaling approximately $2.0 million over the remainder of the original five-year term; and doesn’t anticipate exercising the additional five-year option.

In connection with the Acquisition, the Company also assumed operating leases for certain transportation and office equipment. These leases require monthly payments over terms with expiration dates ranging from fiscal 2009 through fiscal 2014. The total amount due under these lease agreements is approximately $1.8 million.

At October 3, 2009, the Company was contingently liable with respect to six lease guarantees for certain Members with commitments expiring through 2017. The Company believes the locations underlying these leases are marketable and, accordingly, that it will be able to recover a substantial portion of the guaranteed amounts in the event the Company is required to satisfy its obligations under the guarantees. In addition to the lease guarantees, the Company also guarantees certain third-party loans issued to Members and standby letters of credit to certain beneficiaries. Accordingly, with respect to the third-party loan guarantees, the Company would be required to pay these obligations in the event of default by the Member. The Company would be obligated under the standby letters of credit to the extent of any amount utilized by the beneficiaries.

During fiscal 2006 and 2004, the Company entered into two lease guarantees with two of its Members. The guarantees have twenty-year and ten-year terms, respectively, and as of October 3, 2009, the maximum potential amount of future payments that the Company could be required to make as a result of the Member’s non-payment of rent is approximately $3.5 million and $1.5 million, respectively. Pursuant to FASB ASC Topic 460-10, “Guarantees—Overall” (formerly disclosed as Financial Accounting Standards Board Interpretation No. 45, “Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others”), Unified has recorded a liability in connection with these guarantee arrangements. These liabilities, which amount to approximately $0.3 million and $0.1 million, respectively, at October 3, 2009, represent the premiums receivable from the Members as consideration for the guarantees, and are deemed to be the fair value of the lease guarantees. The Company does not believe, based on historical experience and information currently available, that it is probable that any amounts will be required to be paid under these guarantee arrangements.

The Company’s contractual obligations and commercial commitments at October 3, 2009 are summarized as follows:

(dollars in thousands)
	Payments due by period
Contractual Obligations	Total	Less than 1 year	1-3 years	4-5 years	More than 5 years
Senior secured notes	$86,000	$—	$5,848	$7,941	$72,211
Revolving lines of credit	142,000	—	142,000	—	—
Operating lease obligations	104,006	22,980	32,976	17,899	30,151
Capital lease obligations	737	456	263	18	—
Secured borrowings to banks, including standby repurchase obligations	665	524	141	—	—
Projected interest on contractual obligations	60,416	16,179	27,629	10,341	6,267

Total contractual cash obligations	$393,824	$40,139	$208,857	$36,199	$108,629

(dollars in thousands)
	Payments due by period
Other Commercial Commitments	Total	Less than 1 year	1-3 years	4-5 years	More than 5 years
Standby letters of credit	$1,500	$1,500	$—	$—	$—
Lease and loan guarantees	14,685	2,962	5,383	4,857	1,483

Total commercial commitments	$16,185	$4,462	$5,383	$4,857	$1,483

Obligations under the Company’s now-combined Unified and AG Cash Balance Plans and ESPP are disclosed in Note 12 of Notes to Consolidated Financial Statements in Item 8, “Financial Statements and Supplementary Data.”

The projected interest component on the Company’s contractual obligations was estimated based on the prevailing or contractual interest rates for the respective obligations over the period of the agreements (see Note 7 of Notes to Consolidated Financial Statements in Item 8, “Financial Statements and Supplementary Data”).

From fiscal 2005 to fiscal 2008, Springfield Insurance Company, a wholly owned insurance subsidiary of the Company, maintained a standby letter of credit agreement to secure workers’ compensation claims in the event this subsidiary was unable to meet these obligations under these claims. The standby letter of credit was secured by investments of Springfield Insurance Company carried at fair values of $58.2 million at September 27, 2008 (which include $1.1 million in cash and cash equivalents), and such investments were concurrently released from their deposit restriction by virtue of implementing and maintaining the standby letter of credit. During fiscal 2008, the standby letter of credit agreement was $37.8 million. During fiscal 2009, the standby letter of credit agreement was cancelled effective April 1, 2009.

During August 2006, a Member of the Company, a related party as discussed in Note 18 of Notes to Consolidated Financial Statements in Item 8, “Financial Statements and Supplementary Data,” entered into a $1.1 million standby letter of credit agreement with our finance subsidiary to secure insurance coverage with Springfield Insurance Company, a wholly owned subsidiary, in the event the Member is unable to meet its obligations. On October 20, 2009, the standby letter of credit agreement was increased to $1.5 million. The non-transferable standby letter of credit expires September 30, 2010, and is automatically renewable in one-year increments without amendment unless 30 days’ prior written notice is provided.

In addition, the Company also has $1.5 million in standby letters of credit outstanding at October 3, 2009, to secure various bank, insurance and vendor obligations.

Outstanding Debt and Other Financing Arrangements

The Company’s notes payable and scheduled maturities are summarized as follows:

(dollars in thousands)
	October 3, 2009	September 27, 2008
Senior secured notes	$86,000	$90,697
Secured revolving credit agreement	142,000	162,400
Member financing arrangement	665	1,657
Obligations under capital leases	737	682

Total notes payable	229,402	255,436
Less portion due within one year	980	1,347

	$228,422	$254,089

Senior Secured Notes

The Company had a total of $86.0 million outstanding, at October 3, 2009, in senior secured notes to certain insurance companies and pension funds (referred to collectively as “John Hancock Life Insurance Company”, or “Hancock”) under a note purchase agreement dated September 29, 1999 (as amended, the “Senior Note Agreement”) as amended and restated effective January 6, 2006. At September 27, 2008, $90.7 million was outstanding under the Senior Note Agreement.

The Senior Note Agreement is comprised of two tranches of $46.0 million and $40.0 million with interest rates of 6.421% and 7.157%, respectively, and matures on January 1, 2016. The Senior Note Agreement calls for interest only payments for the first five years of the term, and then starting on the 61st payment, approximately $0.8 million principal plus interest on $86.0 million of notes. At the maturity date, a balloon payment of $66.3 million is due. In addition, $4.5 million of notes (monthly payments of interest only at 8.71%) matured (with a balloon payment due) on October 1, 2009. During fiscal 2009, $4.5 million of notes, including interest, matured with a balloon payment of $4.5 million.

On November 3, 2009, the Company entered into the Third Amendment to Amended and Restated Note Purchase Agreement (the “Third Amendment”) with John Hancock Life Insurance Company (“Hancock”) to further amend the Amended and Restated Note Purchase Agreement dated as of January 3, 2006 to add an additional layer (“Tranche C Notes”). The Tranche C Notes are an aggregate value of $25 million, at 6.82%, which will mature November 1, 2019. See the Company’s Current Report on Form 8-K filed on November 9, 2009 for additional information.

The notes continue to be secured by certain of the Company’s personal and real property and contain customary covenants, default provisions (including acceleration of the debt in the event of an uncured default), and prepayment penalties similar to those included in the original note purchase agreement.

Secured Revolving Credit Agreement

In addition, on December 17, 2008, the Company entered into an amendment entitled First Amendment to Amended and Restated Credit Agreement, that exercised a provision of its revolving credit agreement, entitled Amended and Restated Credit Agreement dated as of December 5, 2006 (the “Revolving Credit Agreement”), to expand the existing revolving credit facility by $25 million, thereby increasing the total committed funds available to the Company from $225 million to $250 million. The Revolving Credit Agreement expires on January 31, 2012 and bears interest at either LIBOR plus an applicable margin (0.75% to 1.75%), or the lender’s base rate plus an applicable margin (0.00% to 0.25%). At October 3, 2009 and September 27, 2008, the Revolving Credit Agreement bore interest at the lender’s base rate plus applicable margin (3.25% plus 0% and 5.0% plus 0%), or adjusted LIBOR plus applicable margin (0.25% plus 1.25% and 2.71% plus 1.25%), respectively. The Revolving Credit Agreement contains an option to increase the total committed funds available to the Company to a maximum of $300 million, either through any of the existing lenders increasing their commitment or by means of the addition of new lenders. Undrawn portions of the commitments under the Revolving Credit Agreement bear commitment fees at rates between 0.15% and 0.35% per annum. The Revolving Credit Agreement is collateralized by the accounts receivable and inventories of the Company and certain subsidiaries. The Company had $142.0 million and $162.4 million outstanding under the Revolving Credit Agreement at October 3, 2009 and September 27, 2008, respectively.

The Revolving Credit Agreement and the Senior Note Agreement Amendment each contain customary representations, warranties, financial covenants, and default and pre-payment provisions for these types of financing. Obligations under these credit agreements are senior to the rights of Members with respect to Required Deposits, patronage dividend certificates and subordinated notes. Both the Revolving Credit Agreement and the Senior Note Agreement Amendment limit the incurrence of additional funded debt and the incurrence of liens except permitted liens. Examples of default conditions include the failure to pay an installment of principal or interest under the agreements, the making of false representations and warranties, and non-compliance with one or more financial covenants (minimum tangible net worth, fixed charge coverage ratio and funded debt to earnings before interest, income taxes, depreciation, amortization and patronage dividends, “EBITDAP”). The Revolving Credit Agreement and the Senior Note Agreement Amendment both limit distributions to shareholders (including the repurchase of shares) to designated permitted redemptions, and prohibit all distributions and payments on Patronage Certificates when an event of default has occurred and is continuing. In the event the Company is not in compliance with the financial covenants of the Revolving Credit Agreement and the Senior Note Agreement Amendment, the continued availability of loan funds or the terms upon which such loans would be available could be negatively impacted, and the impact to the Company could be material. As of October 3, 2009, the Company was in compliance with all applicable covenants of its Revolving Credit Agreement and Senior Note Agreement Amendment.

Member Financing Arrangement

A $10.0 million credit agreement with National Consumer Cooperative Bank (“NCB”) is collateralized by Grocers Capital Company’s (“GCC”) loan receivables. GCC is a wholly owned subsidiary of the Company whose primary function is to provide financing to Members who meet certain credit requirements. Funding for loans is derived from the cash reserves of GCC, as well as the $10.0 million credit facility. The credit agreement, which was amended and restated, matures on March 31, 2010. Amounts advanced under the credit agreement bear interest at prime (3.25% and 5.0%) or Eurodollar (0.31% and 3.88%) plus 1.50% and 2.00% at October 3, 2009 and September 27, 2008, respectively. The applicable rate is determined at the Company’s discretion. The unused portion of the credit line is subject to a commitment fee of 0.125%. GCC had no borrowings outstanding at October 3, 2009 and September 27, 2008.

Loan receivables are periodically sold by GCC to NCB through a loan purchase agreement. This loan purchase agreement, which was amended and restated, matures on March 31, 2010. Total loan purchases under the agreement are limited to a total aggregate principal amount outstanding of $35.0, million modified from the previous agreement limit of $70.0 million, and bear interest at LIBOR plus 2.0% or 2.5% depending on loan type. The loan purchase agreement does not qualify for sale treatment pursuant to ASC Topic 860 “Transfers and Servicing” (formerly disclosed as SFAS No. 140, “Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities,” as amended by SFAS No. 156, “Accounting for Servicing of Financial Assets”). Accordingly, the Company accounts for the transfer of these financial assets as a secured borrowing with a pledge of collateral. The aggregate amount of secured borrowings with NCB was $0.7 million and $1.6 million at October 3, 2009 and September 27, 2008, respectively. The pledged collateral included in current notes receivable was $0.5 million and $0.8 million and non-current amounts were $0.2 million and $0.8 million at October 3, 2009 and September 27, 2008, respectively. The loans receivable generally bear interest at rates averaging prime/LIBOR plus 1.49%, are paid monthly and have remaining maturity dates ranging from 2010 to 2019.

As a result of NCB’s default under its revolving credit facility (see Notes 5 and 7 of Notes to Consolidated Financial Statements in Item 8, “Financial Statements and Supplementary Data”), GCC’s ability to sell loans to NCB under the loan purchase agreement or obtain funding under the credit agreement with NCB may be restricted. GCC has adequate capital to fund all current loan commitments and is currently evaluating alternative sources for future borrowings, if necessary.

Loan Guarantees

The Company also guarantees certain loans made directly to Members by third-party lenders. At October 3, 2009 and September 27, 2008, the maximum principal amount of these guarantees was $50 thousand and $0.1 million, respectively. Member loans, provided by the Company and third parties, are generally secured with collateral, which usually consists of personal and real property owned by Members and may include personal guarantees of Members at the discretion of the Company.

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

In April 2008, the Board approved changes to our membership requirements. The principal change was that the Board increased the purchase threshold typically required to qualify as a Member from $5,000 per week to $1 million annually. Persons who were Members on the date of this change, or who were formerly shareholders or customers of Associated Grocers, Incorporated on the date of the Acquisition, are not subject to this change. Additionally, membership is generally required for those purchasing in excess of $3 million annually. See “DESCRIPTION OF DEPOSIT ACCOUNTS—General” in the Company’s Registration Statement on Form S-1 filed on December 30, 2008, with respect to the Company’s offering of Partially Subordinated Patrons’ Deposit Accounts for additional information.

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

New Members typically must satisfy their Class B Share requirement entirely through the holding of Class B Shares by the end of the sixth year of membership. In such cases, Class B Shares required to be held by a new Member may be purchased directly at the time of admission as a Member or may be acquired over the five consecutive fiscal years commencing with the first year after admission as a Member at the rate of 20% per year, if a subordinated cash deposit (“Required Deposit”) is provided for the full amount of the Class B Share requirement during the five-year build-up of the Class B Share requirement. The Required Deposit may generally be paid either in full upon acceptance as a Member or 75% upon acceptance and the balance paid over a 26-week period. Required Deposits for new stores or growth in the sales of existing stores can be paid either in full or with a 50% down payment and the balance paid over a 26-week period; replacement stores typically are treated as new stores for purposes of determining the treatment of the Required Deposit. Certain Members, including former shareholders of United or AG, may elect to satisfy their Class B Share requirement only with respect to stores owned at the time of admission as a Member solely from their patronage dividend distributions, and are not required to provide a Required Deposit. In order to be eligible to elect to satisfy their Class B Share requirement solely from patronage dividend distributions, former shareholders of AG were also required to enter into supply agreements with the Company. Member and Non-Member customers may be required to provide a credit deposit (“Credit Deposit”) in order to purchase products on credit terms established by the Company. “Credit Deposit” means any deposit that is required to be maintained by such Member or Non-Member customer in accordance with levels established by the credit office of Unified from time to time in excess of the amount of Required Deposits set by the Board.

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

Certain Members, including former shareholders of United and AG, also may elect to satisfy their Class B Share requirement with respect to stores owned at the time of admission as a Member solely from their patronage dividend distributions by electing to receive Class B Shares in lieu of 80% of the Cooperative Division qualified cash patronage dividends the Member otherwise would receive in the future until the Class B Share requirement is satisfied. In order to be eligible to elect to satisfy their Class B Share requirement solely from patronage dividend distributions, former shareholders of AG were also required to enter into supply agreements with the Company. During the build-up of its Class B Share requirement, such Member is not required to provide a Required Deposit with respect to stores owned at the time of admission as a Member but may be required to provide a non-subordinated Credit Deposit. Satisfaction of the Class B Share requirement of such Members relating to new stores or growth in the sales of existing stores may not be satisfied solely from their patronage dividend distributions, but is subject to the same payment requirements as apply to other Members.

Members may also maintain deposits with Unified in excess of such Required Deposit amounts (“Excess Deposits”). The Company does not pay interest on the Required Deposit or Credit Deposit amounts. However, the Company currently pays interest at the prime rate for any cash deposits in excess of the Member’s Required Deposit amount. All such deposits of a Member are maintained in the Member’s deposit account.

The Company at its option may elect to issue a portion of its patronage dividends in the form of subordinated patronage dividend certificates (“Patronage Certificates”) evidencing subordinated indebtedness of the Company. Patronage Certificates are unsecured general obligations, subordinated to certain indebtedness of Unified, not subject to offset by the holder, and nontransferable without the consent of Unified. Patronage Certificates typically have a term of five years and an interest rate approximating the five-year Treasury rate as such rate exists at fiscal year end, and such rate is to be adjusted annually thereafter to approximate the same benchmark interest rate on each anniversary of the fiscal year end. Patronage Certificates were last issued as part of patronage dividends in fiscal 2002.

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

Unified’s obligation to repay Members’ Required Deposit accounts on termination of Member status (once the Member’s obligations to Unified have been satisfied) is reported as a long-term liability within “Member and Non-Members’ deposits” on Unified’s consolidated balance sheets. Excess Deposits are not subordinated to Unified’s other obligations and are reported as short-term liabilities within “Members’ deposits and declared patronage dividends” on Unified’s consolidated balance sheets. At October 3, 2009 and September 27, 2008, Unified had $5.9 million and $12.2 million, respectively, in “Member and Non-Members’ deposits” and $15.9 million and $16.1 million, respectively, in “Members’ deposits and declared patronage dividends” (of which $11.6 million and $12.7 million, respectively, represented Excess Deposits as previously defined).

In December 2002, as part of its fiscal 2003 Equity Enhancement Plan, the Board and the shareholders authorized the creation of a new class of equity, denominated “Class E Shares.” The Class E Shares were issued as a portion of the patronage dividends issued for the Cooperative Division in fiscal years 2003 through 2009, and may be issued as a portion of the patronage dividends issued for the Cooperative Division in future periods, as determined annually at the discretion of the Board. The Class E Shares have a stated value of $100 per share, and, unless required by law, are non-voting equity securities. Dividends on Class E Shares may be declared and may be payable in unique circumstances solely at the discretion of the Board. Class E Shares are transferable only with the consent of the Company, which will normally be withheld except in connection with the transfer of a Member’s business to an existing or new Member for continuation of such business.

On October 5, 2006, the Board declared a 6% cash dividend (approximately $0.9 million) on the outstanding Class E Shares of the Company as of September 28, 2006. The dividend was paid on January 5, 2007. This cash dividend was the result of favorable, non-recurring events in fiscal 2006 that increased the Company’s earnings (see Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations”). On October 2, 2008, the Board declared a 4% cash dividend (approximately $0.8 million) on the outstanding Class E Shares of the Company as of September 27, 2008, which was paid in January 2009. Cash dividends are not generally paid by the Company and may be declared in unique circumstances solely at the discretion of the Board.

For fiscal 2005, patronage dividends in the Cooperative Division were distributed to Members in the form of:

•	Class B Shares to the extent of any deficiency in the Member meeting its Class B Share requirement; and

•	Class E Shares for the balance of the patronage dividend due to the Member.

For fiscal 2009, 2008, 2007 and fiscal 2006, patronage dividends in the Cooperative Division are distributed to Members as follows:

•	The first 30% of the patronage dividend is non-qualified and distributed in Class E Shares.

•	The remaining 70% of the patronage dividend is qualified and distributed as a combination of cash and Class B Shares as follows:

•	The first 20% of this portion of the dividend is distributed in cash.

•

The remaining amount is distributed in Class B Shares to the extent of any deficiency in the Member meeting its Class B Share Requirement, and the remainder is deposited in cash to the Member’s deposit fund.

The accompanying financial statements reflect patronage dividends earned by Members as of the fiscal year ended October 3, 2009. The actual distribution of the dividend is anticipated to take place in January 2010.

Patronage dividends generated by the dairy divisions are paid quarterly and have historically been paid in cash.

REDEMPTION OF CAPITAL STOCK

The Articles of Incorporation and Bylaws currently provide that Unified’s Board has the absolute discretion to repurchase any Class A Shares, Class B Shares or Class E Shares of any outgoing Member regardless of when the membership terminated, and any Class B Shares in excess of the Class B Share requirement (“Excess Class B Shares”) held by a current Member, whether or not the shares have been tendered for repurchase and regardless of when the shares were tendered. The repurchase of Class A Shares, Class B Shares or Class E Shares is solely at the discretion of the Board. The Board considers the redemption of eligible Class A Shares on a quarterly basis. All other shares eligible for redemption are considered by the Board on an annual basis. Class E Shares become eligible for redemption ten years after their date of issuance. Pursuant to the Company’s redemption policy, Class E Shares will not be repurchased for ten years from their date of issuance unless approved by the Board or upon sale or liquidation of the Company. The Class E Shares, when redeemed, will be redeemed at stated value.

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

At October 3, 2009, the Company has $0.8 million of tendered Class A Shares and $4.2 million of tendered Class B Shares pending redemption, whose redemption is subject to final approval by the Company’s Board, and in the case of Class B Shares, subject to the 5% limitation discussed above. See Note 19 of Notes to Consolidated Financial Statements in Item 8, “Financial Statements and Supplementary Data” regarding final redemption approval by the Company’s Board.

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

Insurance Reserves.    The Company’s insurance subsidiaries provide various types of insurance products to its Members including workers’ compensation, general liability and auto. Certain of the Company’s insurance subsidiaries are regulated by the State of California and are subject to the rules and regulations promulgated by the appropriate state regulatory agencies. There are many factors that contribute to the variability in estimating insurance loss reserves and related costs. Changes in state regulations may have a direct impact on workers’ compensation cost and reserve requirements. In fiscal 2004, mandatory contributions to the California Workers’ Compensation Fund for California based companies were reduced to somewhat mitigate the impact of the rising workers’ compensation cost to these businesses. The cost of insurance and the sufficiency of loss reserves are also impacted by actuarial estimates based on a detailed analysis of health care cost trends, mortality rates, claims history, demographics and industry trends. As a result, the amount of the loss reserve and the related expense is significantly affected by these variables, as well as the periodic changes in state and federal law. The Company regularly assesses the sufficiency of its loss reserves, which represent potential future claims and settlements to policyholders. Insurance reserves are recorded based on estimates and assumptions made by management using data available at the valuation date and are validated by third party actuaries to ensure such estimates are within acceptable ranges. In addition, the Company’s Wholesale Distribution segment was self-insured for workers’ compensation of up to $300,000 per incident through December 31, 2006, while the Company’s insurance subsidiaries provided additional coverage from $300,001 to $1,000,000 per incident. Beginning January 1, 2007, the Company’s Wholesale Distribution segment is fully insured for workers’ compensation up to $1,000,000 per incident with stop loss coverage provided through the Company’s insurance subsidiaries and third party coverage over that amount. The Company maintains appropriate reserves to cover anticipated payments up to the stop loss coverage. Effective upon renewal of its policy on January 1, 2009, the Wholesale Distribution segment’s stop loss coverage from the Company’s insurance subsidiaries increased up to $2,000,000 per incident. Insurance reserves maintained by the Company’s insurance subsidiaries and the Company’s reserve for projected workers’ compensation payouts totaled approximately $50.6 million as of October 3, 2009 and $51.2 million as of September 27, 2008.

Allowance for Uncollectible Accounts and Notes Receivable.    The preparation of the Company’s consolidated financial statements requires management to make estimates of the collectibility of its accounts and notes receivable. The Company’s trade and short-term notes receivable, net was approximately $195.6 million and $199.7 million (including approximately $6.7 million and $8.3 million of short-term notes receivable) at October 3, 2009 and September 27, 2008, respectively. The Company’s long-term notes receivable, net was approximately $13.2 million and $13.9 million at October 3, 2009 and September 27, 2008, respectively. Management regularly analyzes its accounts and notes receivable for changes in the credit-worthiness of customers, economic trends and other variables that may affect the adequacy of recorded reserves for potential bad debt. In determining the appropriate level of reserves to establish, the Company utilizes several techniques including specific account identification, percentage of aged receivables and historical collection and write-off trends. In addition, the Company considers in its reserve calculations collateral such as Member shareholdings, cash deposits and personal guarantees. A bankruptcy or financial loss associated with a major customer could have a material adverse effect on the Company’s sales and operating results. The Company’s allowance for doubtful accounts for trade and short-term notes receivable was approximately $3.5 million and $2.6 million at October 3, 2009 and September 27, 2008, respectively, and zero and $0.1 million for long-term notes receivable at October 3, 2009 and September 27, 2008, respectively.

Lease Loss Reserves.    The Company has historically subleased store sites to independent retailers who meet certain credit requirements, at rates that are at least as high as the rent paid by the Company. Under the terms of the original lease agreements, the Company remains primarily liable for any financial commitments a retailer may no longer be able to satisfy. Should a retailer be unable to perform under the terms of the sublease, the Company would record a charge to earnings for the cost of the remaining term of the lease, less any expected sublease income, at net present value. The Company is also contingently liable for certain subleased facilities. Variables affecting the level of lease reserves recorded include the remaining lease term, vacancy rates of leased property, the state of the economy, property taxes, common area maintenance costs and the time required to sublease the property. Favorable changes in economic conditions, leading to shorter vacancy periods or higher than expected sublease rental commitments, could result in a reduction of the required reserves. The Company’s lease reserves for all leased locations were approximately $3.3 million and $3.2 million as of October 3, 2009 and September 27, 2008, respectively.

Goodwill and Intangible Assets.    The Company’s operating results are highly dependent upon either maintaining or growing its distribution volume to its customers. The Company’s top ten Member and Non-Member customers constituted approximately 43% of total net sales at October 3, 2009. A significant loss in membership or volume could adversely affect the Company’s operating results. The Merger with United and the Acquisition resulted in the recording of goodwill representing the excess of the purchase price over the fair value of the net assets of the acquired businesses. The carrying value of the goodwill was approximately $39.0 million at October 3, 2009. Although the sales volume and customer base of the combined entity remains strong, significant reductions in the distribution volume in the future could potentially impair the carrying amount of goodwill, necessitating a write-down of this asset.

The Company evaluates its goodwill and intangible assets for impairment pursuant to ASC Topic 350-20 “Intangibles—Goodwill and other—Goodwill” (“ASC 350-20”) (formerly disclosed as SFAS No. 142, “Goodwill and Other Intangible Assets”) which provides that goodwill and other intangible assets with indefinite lives are not amortized but tested for impairment annually, or more frequently if circumstances indicate potential impairment. The impairment test is comprised of two steps: (1) a reporting unit’s fair value is compared to its carrying value; if the fair value is less than its carrying value, impairment is indicated; and (2) if impairment is indicated in the first step, it is measured by comparing the implied fair value of goodwill and intangible assets to its carrying value at the reporting unit level. In determining fair value, the Company uses the discounted cash flow method, which assumes a certain growth rate projected over a period of time in the future, and this result is then discounted to net present value using the Company’s estimated cost of capital. The Company evaluates its goodwill for impairment at the end of the third quarter for each fiscal year. Accordingly, the Company tested its goodwill and noted no impairment for the fiscal quarter ended June 27, 2009. In addition to the annual impairment test required under ASC 350-20, during fiscal 2009 and 2008, the Company assessed whether events or circumstances occurred that potentially indicate that the carrying amount of these assets may not be recoverable. The Company concluded that there were no such events or changes in circumstances during fiscal 2009 and 2008 and determined that the fair value of the Company’s reporting units was in excess of its carrying value as of October 3, 2009 and September 27, 2008. Consequently, no impairment charges were recorded in fiscal 2009 and 2008.

Long-lived Assets.    In accordance with ASC Topic 360-10 “Property, Plan and Equipment—Overall” (“ASC 360-10”) (formerly disclosed as SFAS No. 144, “Accounting for the Impairment or Disposal of Long-lived Assets”) the Company assesses the impairment of long-lived assets when events or changes in circumstances indicate that the carrying value may not be recoverable. Recoverability is measured by comparing the carrying amount of an asset to expected future net cash flows generated by the asset. If the carrying amount of an asset exceeds its estimated future undiscounted cash flows, an impairment charge is recognized to the extent of the difference between fair value as determined by discounting cash flows at an appropriate discount rate and the carrying value. ASC 360-10 requires companies to separately report discontinued operations, including components of an entity that either have been disposed of (by sale, abandonment or in a distribution to owners) or classified as held for sale. Assets to be disposed of are reported at the lower of the carrying amount or fair value less costs to sell.

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

On a quarterly basis, the Company assesses whether events or changes in circumstances occur that potentially indicate the carrying value of long-lived assets may not be recoverable. The Company concluded that there were no material events or significant changes in circumstances during fiscal 2009 and 2008.

Tax Valuation Allowances.    The Company accounts for income taxes in accordance with ASC Topic 740 “Income Taxes” (“ASC 740”) (formerly disclosed as SFAS No. 109, “Accounting for Income Taxes”), which requires that deferred tax assets and liabilities be recognized using enacted tax rates for the effect of temporary differences between the book and tax bases of recorded assets and liabilities. ASC 740 also requires that deferred tax assets be reduced by a valuation allowance if it is more likely than not that some portion or all of the net deferred tax asset will not be realized. The Company had approximately $34.9 million and $26.7 million in net deferred tax assets at October 3, 2009 and September 27, 2008. Management evaluated the available positive and negative evidence in assessing the Company’s ability to realize the benefits of the net deferred tax assets at October 3, 2009 and September 27, 2008 and concluded it is more likely than not that the Company does not require a tax valuation allowance. The net deferred tax assets should be realized through future operating results, tax planning and the reversal of temporary differences. Of the net deferred tax assets, $10.2 million and $12.3 million are classified as current assets in deferred income taxes and $24.7 million and $14.4 million are included in other assets in the accompanying consolidated balance sheets (see Item 8, “Financial Statements and Supplementary Data”) as of October 3, 2009 and September 27, 2008, respectively.

Pension and Postretirement Benefit Plans.    The Company’s non-union employees participate in Company sponsored defined benefit pension and postretirement benefit plans. Certain eligible union and non-union employees participate in separate plans providing payouts for unused sick leave. Officers of the Company also participate in a Company sponsored ESPP, which provides supplemental post-termination retirement income based on each participant’s final salary and years of service as an officer of the Company. The Company accounts for these benefit plans in accordance with ASC Topic 715, “Compensation—Retirement Benefits” and ASC Topic 712, “Compensation—Nonretirement Postemployment Benefits” (formerly disclosed as SFAS No. 87, “Employers’ Accounting for Pensions,” SFAS No. 106 “Employers’ Accounting for Postretirement Benefits Other Than Pensions,” SFAS No. 112 “Employers’ Accounting for Postemployment Benefits—an amendment of FASB Statements No. 5 and 43”) and ASC Topic 715-20 “Compensation—Retirement Benefits—Defined Benefits Plans—General” (formerly disclosed as SFAS No. 158, “Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans”), which require the Company to make actuarial assumptions that are used to calculate the carrying value of the related assets and liabilities and the amount of expenses to be recorded in the Company’s consolidated financial statements. Assumptions include the expected return on plan assets, discount rates, projected life expectancies of plan participants, anticipated salary increases and health care cost trends. The assumptions are regularly evaluated by management in consultation with outside actuaries. While the Company believes the underlying assumptions are appropriate, the carrying value of the related liabilities and the amount of expenses recorded in the consolidated financial statements could differ if other assumptions are used.

As discussed under “Recently Adopted and Recently Issued Accounting Pronouncements” in Note 1 of Notes to Consolidated Financial Statements in Item 8, “Financial Statements and Supplementary Data,” the FASB issued SFAS No. 158, “Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans, an amendment of FASB Statements No. 87, 106, and 132(R)”), which is now incorporated within ASC Topic 715-20 “Compensation—Retirement Benefits—Defined Benefits Plans—General.” SFAS No. 158 requires companies to prospectively recognize the funded status of pension and other postretirement benefit plans on the balance sheet. Additionally, SFAS No. 158 requires companies to measure plan assets and obligations at their year-end balance sheet date. We adopted the recognition and disclosure provisions as of September 29, 2007 and adopted the year-end measurement date provision as of October 3, 2009.

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

Vendor funds are reflected as a reduction of inventory costs or as an offset to cost incurred on behalf of the vendor for which the Company is being reimbursed in accordance with ASC Topic 605 “Revenue Recognition” (a portion of which was formerly disclosed in Emerging Issues Task Force (“EITF”) Issue No. 02-16, “Accounting by a Customer (including a Reseller) for Certain Consideration Received from a Vendor”). Amounts due from vendors upon achievement of certain milestones, such as minimum purchase volumes, are accrued prior to the achievement of the milestone if the Company believes it is probable the milestone will be achieved, and the amounts to be received are reasonably estimable.

The Company adheres to ASC Topic 605 “Revenue Recognition” (a portion of which was formerly disclosed in EITF Issue No. 03-10, “Application of Issue No. 02-16 by Resellers to Sales Incentives Offered to Consumers by Manufacturers”), which requires manufacturers’ sales incentives offered directly to consumers that do not meet certain criteria to be reflected as a reduction of revenue in the financial statements of a reseller. Accordingly, certain discounts and allowances negotiated by the Company on behalf of its Members are classified as a reduction in cost of sales with a corresponding reduction in net sales. Vendor funds that offset costs incurred on behalf of the vendor are classified as a reduction in distribution, selling and administrative expenses.

Recently Adopted and Recently Issued Accounting Pronouncements

See Note 1 of Notes to Consolidated Financial Statements in Item 8, “Financial Statements and Supplementary Data” for information regarding the Company’s adoption of new and recently issued accounting pronouncements.

Item 7A.    QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

The following discussion of the market risks the Company faces contains forward-looking statements. Forward-looking statements are subject to risks and uncertainties. Actual results could differ materially from those discussed in the forward-looking statements.

Unified is subject to interest rate changes on certain of its notes payable under the Company’s credit agreements that may affect the fair value of the notes payable, as well as cash flow and earnings. Based on the notes payable outstanding at October 3, 2009 and the current market conditions, a one percent change in the applicable interest rates would impact the Company’s annual cash flow and pretax earnings by approximately $1.4 million.

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

The majority of the Company’s investments are held by two of its insurance subsidiaries, and include U.S. government and agency obligations, high quality investment grade corporate bonds, U.S. government treasury securities and U.S. state municipal securities. These investments are generally not actively traded and are valued based upon inputs including quoted prices for identical or similar assets. Collectively, these investments have experienced an increase in estimated fair value or market value since the beginning of the Company’s fiscal year.

Investments held by the Company’s Wholesale Distribution segment consist primarily of Western Family Holding Company (“Western Family”) common stock. Western Family is a private cooperative located in Oregon from which the Company purchases food and related general merchandise products. Investments held by our other support businesses consist primarily of an investment by the Company’s finance subsidiary in National Consumer Cooperative Bank (“NCB”). NCB operates as a cooperative and therefore its borrowers are required to own its Class B stock. See Item 7, “Outstanding Debt and Other Financing Arrangements—Member Financing Arrangement” and Notes 5 and 7 of Notes to Consolidated Financial Statements in Item 8, “Financial Statements and Supplementary Data” for additional discussion regarding NCB.

Life insurance and mutual fund assets with values tied to the equity markets have been negatively impacted by the overall market decline that took place during fiscal year 2008 and the first half of fiscal 2009. Although net earnings and net comprehensive earnings experienced a decrease corresponding to the decline in life insurance and mutual fund assets, respectively, the decline in such assets is deemed by management to be temporary in nature.

Item 8.    FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Report of Independent Registered Public Accounting Firm

To the Shareholders and Board of Directors

Unified Grocers, Inc.

We have audited the accompanying consolidated balance sheets of Unified Grocers, Inc. and subsidiaries (the “Company”) as of October 3, 2009 and September 27, 2008, and the related consolidated statements of earnings, comprehensive (loss) earnings, shareholders’ equity, and cash flows for each of the three years ended October 3, 2009, September 27, 2008 and September 29, 2007. Our audits also included the consolidated financial statement schedule listed in the index at Item 15(a)(2). These financial statements and the financial statement schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements and the financial statement schedule based on our audits.

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

In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of Unified Grocers, Inc. and subsidiaries as of October 3, 2009 and September 27, 2008, and the results of their operations and their cash flows for the three years ended October 3, 2009, September 27, 2008 and September 29, 2007, in conformity with accounting principles generally accepted in the United States of America. Also, in our opinion, such financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly in all material respects the information set forth therein.

/s/ DELOITTE & TOUCHE LLP

Los Angeles, California

December 17, 2009

Unified Grocers, Inc. and Subsidiaries

Consolidated Balance Sheets

(dollars in thousands)

	October 3, 2009	September 27, 2008
Assets

Current Assets:
Cash and cash equivalents	$10,942	$15,849
Accounts and current portion of notes receivable, net of allowances of $3,456 and $2,570 at October 3, 2009 and September 27, 2008, respectively	195,607	199,744
Inventories	257,947	267,723
Prepaid expenses and other current assets	11,053	7,860
Deferred income taxes	10,165	12,258

Total current assets	485,714	503,434
Properties and equipment, net	197,759	204,961
Investments	87,573	79,863
Notes receivable, less current portion and net of allowances of $3 and $79 at October 3, 2009 and September 27, 2008, respectively	13,188	13,892
Goodwill	38,997	38,997
Other assets, net	92,322	62,135

Total Assets	$915,553	$903,282

Liabilities and Shareholders’ Equity

Current Liabilities:
Accounts payable	$213,604	$211,483
Accrued liabilities	65,443	73,834
Current portion of notes payable	980	1,347
Members’ deposits and declared patronage dividends	15,901	16,053

Total current liabilities	295,928	302,717
Notes payable, less current portion	228,422	254,089
Long-term liabilities, other	199,248	130,684
Member and Non-Members’ deposits	5,883	12,207
Commitments and contingencies

Shareholders’ equity:
Class A Shares: 500,000 shares authorized, 177,100 and 185,500 shares outstanding at October 3, 2009 and September 27, 2008, respectively	32,670	34,011
Class B Shares: 2,000,000 shares authorized, 469,053 and 482,616 shares outstanding at October 3, 2009 and September 27, 2008, respectively	81,774	82,759
Class E Shares: 2,000,000 shares authorized, 251,808 and 238,617 shares outstanding at October 3, 2009 and September 27, 2008, respectively	25,181	23,862
Retained earnings after elimination of accumulated deficit of $26,976 effective September 28, 2002	73,182	66,275
Receivable from sale of Class A Shares to members	(2,577)	(3,778)
Accumulated other comprehensive (loss) earnings	(24,158)	456

Total shareholders’ equity	186,072	203,585

Total Liabilities and Shareholders’ Equity	$915,553	$903,282

The accompanying notes are an integral part of these statements.

Unified Grocers, Inc. and Subsidiaries

Consolidated Statements of Earnings

(dollars in thousands)

	October 3, 2009 (53 weeks)	September 27, 2008 (52 weeks)	September 29, 2007 (52 weeks)
Net sales	$4,050,678	$4,104,775	$3,133,441
Cost of sales	3,683,222	3,707,777	2,832,007
Distribution, selling and administrative expenses	316,438	332,566	245,728

Operating income	51,018	64,432	55,706
Interest expense	(11,683)	(15,821)	(13,840)

Earnings before patronage dividends and income taxes	39,335	48,611	41,866
Patronage dividends	(16,723)	(22,059)	(17,680)

Earnings before income taxes	22,612	26,552	24,186
Income taxes	7,857	9,183	9,780

Net earnings	$14,755	$17,369	$14,406

The accompanying notes are an integral part of these statements.

Unified Grocers, Inc. and Subsidiaries

Consolidated Statements of Comprehensive (Loss) Earnings

(dollars in thousands)

	October 3, 2009 (53 weeks)	September 27, 2008 (52 weeks)	September 29, 2007 (52 weeks)
Net earnings	$14,755	$17,369	$14,406

Other comprehensive (loss) earnings, net of income taxes:
Unrealized net holding gain (loss) on investments	3,524	(908)	(137)
Defined benefit pension plans and other postretirement benefit plans: Unrecognized prior service cost and (loss) arising during the period	(28,137)	(7,856)	—

Comprehensive (loss) earnings	$(9,858)	$8,605	$14,269

The accompanying notes are an integral part of these statements.

Unified Grocers, Inc. and Subsidiaries

Consolidated Statements of Shareholders’ Equity

(dollars in thousands)

For the fiscal years ended October 3, 2009, September 27, 2008 and September 29, 2007	Class A		Class B		Class E		Retained Earnings	Receivable from sale of Class A Shares	Accumulated Other Comprehensive Earnings (Loss)	Total
	Shares	Amount	Shares	Amount	Shares	Amount
Balance, September 30, 2006	154,150	25,333	495,041	81,306	186,350	18,635	38,017	(989)	(9)	162,293
Class A Shares issued	22,989	5,123								5,123
Class A Shares redeemed	(13,750)	(2,348)					(620)			(2,968)
Class B Shares issued			13,447	3,305						3,305
Class B Shares converted to Class A Shares	4,911	778	(4,911)	(778)						—
Class B Shares redeemed			(23,405)	(3,717)			(490)			(4,207)
Class E Shares issued					18,980	1,898				1,898
Class E Share cash dividend							(928)			(928)
Net earnings							14,406			14,406
Decrease in receivable due to payment for Class A Shares by members								113		113
Net unrealized loss on depreciation of investments (net of deferred tax benefit of $74)									(137)	(137)
Adoption of ASC 715-20 (SFAS No. 158) (net of deferred tax liability of $6,364)									9,366	9,366

Balance, September 29, 2007	168,300	28,886	480,172	80,116	205,330	20,533	50,385	(876)	9,220	188,264
Class A Shares issued	30,450	7,484								7,484
Class A Shares redeemed	(13,600)	(2,390)					(897)			(3,287)
Class A and B Share adjustment		(24)		(169)			193			—
Class B Shares issued			24,442	6,317						6,317
Class B Shares converted to Class A Shares	350	55	(350)	(55)						—
Class B Shares redeemed			(21,648)	(3,450)			(775)			(4,225)
Class E Shares issued					33,287	3,329				3,329
Net earnings							17,369			17,369
Increase in receivable due to subscription for Class A Shares by members								(2,902)		(2,902)
Net unrealized loss on depreciation of investments (net of deferred tax benefit of $506)									(908)	(908)
Defined benefit pension plans and other postretirement benefit plans: Net unrecognized prior service cost and (loss) gain arising during period (net of deferred tax asset of $5,388)									(7,856)	(7,856)

Balance, September 27, 2008	185,500	$34,011	482,616	$82,759	238,617	$23,862	$66,275	($3,778)	$456	$203,585
Class A Shares issued	3,150	853								853
Class A Shares redeemed	(11,550)	(2,194)					(872)			(3,066)
Class B Shares issued			9,746	2,828						2,828
Class B Shares redeemed			(23,309)	(3,813)			(1,411)			(5,224)
Class E Shares issued					14,336	1,433				1,433
Class E Shares redeemed					(1,145)	(114)	65			(49)
Class E Shares cash dividend							(821)			(821)
Beginning retained earnings adjustment for implementation of ASC 715-60 (EITF No. 06-4) (net of deferred tax of $0)							(3,269)			(3,269)
Beginning retained earnings adjustment for implementation of ASC 715-20 (SFAS No. 158) (net of deferred tax of $885)							(1,540)			(1,540)
Net earnings							14,755			14,755
Decrease in receivable due to payment for Class A Shares by members								1,201		1,201
Net unrealized gain on appreciation of investments (net of deferred tax liability of $1,809)									3,524	3,524
Defined benefit pension plans and other postretirement benefit plans: Net unrecognized prior service cost and (loss) gain arising during period (net of deferred tax asset of $16,120)									(28,138)	(28,138)

Balance, October 3, 2009	177,100	$32,670	469,053	$81,774	251,808	$25,181	$73,182	($2,577)	($24,158)	$186,072

The accompanying notes are an integral part of these statements.

Unified Grocers, Inc. and Subsidiaries

Consolidated Statements of Cash Flows

(dollars in thousands)

	October 3, 2009 (53 weeks)	September 27, 2008 (52 weeks)	September 29, 2007 (52 weeks)
Cash flows from operating activities:
Net earnings	$14,755	$17,369	$14,406
Adjustments to reconcile net earnings to net cash provided (utilized) by operating activities:
Depreciation and amortization	24,652	22,763	19,371
Provision for doubtful accounts	1,829	978	(529)
Loss (gain) on sale of properties and equipment	94	(78)	(210)
Deferred income taxes	1,697	(2,232)	(1,966)
Proceeds from maturities or sales of trading securities	—	—	11,775
Increase in cash surrender value of life insurance	—	—	(2,034)
(Increase) decrease in assets:
Accounts receivable	818	(50,283)	(3,287)
Inventories	9,776	(15,337)	1,849
Prepaid expenses	(3,193)	565	2,252
Benefit plan assets	(7,789)	(13,220)	(4,453)
Increase (decrease) in liabilities:
Accounts payable	1,908	5,559	17,800
Accrued liabilities	(4,771)	3,240	(6,752)
Long-term liabilities, other	12,249	2,535	2,604

Net cash provided (utilized) by operating activities	52,025	(28,141)	50,826

Cash flows from investing activities:
Purchases of properties and equipment	(12,040)	(21,937)	(34,866)
Purchases of securities and other investments	(22,550)	(23,967)	(35,340)
Proceeds from maturities or sales of securities and other investments	20,012	26,153	20,148
Origination of notes receivable	(2,946)	(6,325)	(3,202)
Collection of notes receivable	5,140	4,397	4,880
Proceeds from sales of properties	145	78	228
Decrease (Increase) in other assets	(8,766)	(576)	(9,834)
Acquisition of net assets from Associated Grocers, Incorporated	—	(39,973)	—

Net cash utilized by investing activities	(21,005)	(62,150)	(57,986)

Cash flows from financing activities:
Additions to long-term notes payable	—	84,913	21,988
Reduction of short-term notes payable	(1,547)	(5,923)	(8,320)
Reduction of long-term notes payable	(24,776)	—	—
Payment of deferred financing fees	(283)	—	(564)
(Decrease) increase in members’ deposits and declared patronage dividends	(152)	(1,403)	3,552
Class E Share cash dividend	(821)	—	(928)
Redemption of Patronage Dividend Certificates	—	(3,141)	—
(Decrease) increase in Member and Non-Members’ deposits	(6,324)	5,259	(3,263)
Decrease (increase) in receivable from sale of Class A Shares to members	1,201	(2,902)	113
Repurchase of shares from members	(8,339)	(7,512)	(7,175)
Issuance of shares to members	5,114	17,130	10,326

Net cash (utilized) provided by financing activities	(35,927)	86,421	15,729

Net (decrease) increase in cash and cash equivalents	(4,907)	(3,870)	8,569
Cash and cash equivalents at beginning of year	15,849	19,719	11,150

Cash and cash equivalents at end of year	$10,942	$15,849	$19,719

The accompanying notes are an integral part of these statements.

Unified Grocers, Inc. and Subsidiaries

Consolidated Statements of Cash Flows—Continued

(dollars in thousands)

	October 3, 2009 (53 weeks)	September 27, 2008 (52 weeks)	September 29, 2007 (52 weeks)
Supplemental disclosure of cash flow information:
Cash paid during the year for:
Interest	$11,494	$15,676	$12,383
Income taxes	$9,343	$6,644	$8,282

Supplemental disclosure of non-cash items:
Accrued split-dollar life insurance liability—cumulative effect of adoption	$3,269	$—	$—
Conversion of Class B Shares to Class A Shares	$—	$55	$778
Capital leases	$486	$517	$472
Recognition of defined benefit intangible asset	$—	$—	$(394)

Acquisition of net assets from Associated Grocers, Incorporated:
Working capital	$—	$11,741	$—
Properties	—	5,024	—
Goodwill	—	11,015	—
Other assets	—	18,334	—
Unrecognized prior service cost included in AOCI	—	17	—
Long-term liabilities	—	(6,158)	—

Acquisition of net assets from Associated Grocers, Incorporated	$—	$39,973	$—

The accompanying notes are an integral part of these statements.

Notes to Consolidated Financial Statements

Fiscal Years Ended October 3, 2009, September 27, 2008 and September 29, 2007

1.    Basis of Presentation and Summary of Significant Accounting Policies

Nature of Business.    Unified Grocers, Inc. (“Unified” or the “Company”) is a retailer-owned, grocery wholesale cooperative serving supermarket, specialty and convenience store operators located primarily in the western United States and in the Pacific Rim. The Company’s customers range in size from single store operators to multiple store chains. The Company sells a wide variety of products typically found in supermarkets. The Company’s customers include its owners (“Members”) and non-owners (“Non-Members”). The Company sells products through Unified or through its specialty food subsidiary (Market Centre) and international sales subsidiary (Unified International, Inc.). The Company reports all product sales in its Wholesale Distribution segment. The Company also provides support services to its customers through the Wholesale Distribution segment, including retail technology, and through separate subsidiaries, including financing and insurance. Insurance activities are reported in Unified’s Insurance segment while finance activities are grouped within Unified’s All Other business activities. The availability of specific products and services may vary by geographic region. Members affiliated with directors of the Company purchase groceries and related products and services from the Company in the ordinary course of business pursuant to published terms or according to the provisions of individually negotiated supply agreements.

Principles of Consolidation.    The consolidated financial statements include the accounts of the Company and all of its subsidiaries and/or variable interest entities required to be consolidated in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”) as established by the Financial Accounting Standards Board (“FASB”). In June 2009 the FASB issued Statement of Financial Accounting Standards (“SFAS”) No. 168 “The FASB Accounting Standards CodificationTM and the Hierarchy of Generally Accepted Accounting Principles—a replacement of FASB Statement No. 162” in which the FASB Accounting Standards Codification (“ASC”) was made the definitive U.S. GAAP for non-governmental entities in the United States. Intercompany accounts and transactions between the consolidated companies have been eliminated in consolidation.

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

Fiscal Year End.    The Company’s fiscal year ends on the Saturday nearest September 30. Fiscal 2009 comprised 53 weeks whereas Fiscal 2008 and 2007 each comprised 52 weeks.

Quasi-reorganization.    On September 25, 2002, the Company’s Board of Directors (the “Board”) approved a plan to affect a quasi-reorganization effective September 28, 2002. A quasi-reorganization is an accounting procedure that eliminates an accumulated deficit in retained earnings and permits a company to proceed on much the same basis as if it had been legally reorganized. A quasi-reorganization involves adjusting a company’s assets and liabilities to their fair values. Any remaining deficit in retained earnings is then eliminated by a transfer of amounts from paid-in capital and capital stock, if necessary, giving a company a “fresh start” and a zero balance in retained earnings. Accordingly, the Company eliminated its accumulated deficit of $26.9 million in retained earnings effective September 28, 2002 as a result of the quasi-reorganization.

Use of Estimates.    The preparation of the financial statements in accordance with U.S. GAAP requires management to make estimates and assumptions that affect the amounts reported in the consolidated financial statements and accompanying notes. On an ongoing basis, management evaluates its estimates. These estimates are based on historical experience and on various other factors that management believes to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying value of assets and liabilities that are not readily apparent from other sources. Actual results could differ from those estimates. These estimates and assumptions include, but are not limited to, assessing the following: the recoverability of accounts receivable, investments, goodwill and other intangible assets, and deferred tax assets; the benefits related to uncertain tax positions; assumptions related to pension and other postretirement benefit expenses; and estimated losses related to insurance claims.

Unified Grocers, Inc. and Subsidiaries

Notes to Consolidated Financial Statements—(Continued)

Cash Equivalents.    The Company considers all highly liquid debt investments with maturities of three months or less when purchased to be cash equivalents.

The Company’s banking arrangements allow the Company to fund outstanding checks when presented for payment to the financial institutions utilized by the Company for disbursements. This cash management practice frequently results in total issued checks exceeding available cash balances at a single financial institution. The Company’s policy is to record its cash disbursement accounts with a cash book overdraft in accounts payable. At October 3, 2009 and September 27, 2008, the Company had book overdrafts of $56.8 million and $51.3 million, respectively, classified in accounts payable.

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

Investments.    Investments in securities are classified as held to maturity securities based on the Company’s positive intent and ability to hold those securities to maturity. Held to maturity securities are carried at cost, adjusted for amortization of premiums and accretion of discounts to maturity. Convertible corporate securities are classified as trading and carried at fair market value with any changes recorded in net earnings (loss). Equity securities and other fixed maturity securities are classified as investments available for sale. Unrealized gains and losses, net of taxes, on available for sale investments are recorded as a separate component of accumulated other comprehensive earnings (loss) unless impairment is determined to be other-than-temporary.

Equity securities that do not have readily determinable fair values are accounted for using the cost or equity methods of accounting. The Company reviews the carrying value of its cost and equity method investments for impairment each reporting period unless (i) the investment’s fair value has not been estimated for any purpose, including estimates of fair value used to satisfy other financial reporting requirements, and (ii) there are no impairment indicators present for the investment during the period under review which would indicate there has been an event or change in circumstances that could have a negative effect on the investment’s fair value.

When an impairment test demonstrates that the fair value of an investment is less than its carrying value, the Company’s management will determine whether the impairment is either temporary or other-than-temporary. Examples of factors which may be indicative of an other-than-temporary impairment include (i) the length of time and extent to which market value has been less than cost, (ii) the financial condition and near-term prospects of the issuer, and (iii) the intent and ability of the Company to retain its investment in the issuer for a period of time sufficient to allow for any anticipated recovery in market value.

If the decline in fair value is determined by management to be other-than-temporary, the carrying value of the investment is written down to its estimated fair value as of the balance sheet date of the reporting period in which the assessment is made. This fair value becomes the investment’s new carrying value, which is not changed for subsequent recoveries in fair value. Any recorded impairment write-down will be included in earnings as a realized loss in the period such write-down occurs.

Fair Value Measurements.    The Company adopted in its first fiscal quarter of fiscal year-end 2009 SFAS No. 157, “Fair Value Measurements” (“SFAS No. 157”) and SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities—Including an Amendment of FASB Statement No. 115”) (“SFAS No. 159”), issued by the FASB.

Unified Grocers, Inc. and Subsidiaries

Notes to Consolidated Financial Statements—(Continued)

SFAS No. 157 and SFAS No. 159 are now incorporated within ASC Topic 820, “Fair Value Measurements and Disclosures” (“ASC 820”) and ASC Topic 825 “Financial Instruments” (“ASC 825”), respectively. These two statements define and establish a framework for measuring and disclosing fair value of assets and liabilities.

In February 2008, the FASB issued FASB Staff Position No. 157-2, “Effective Date of Statement 157” (now incorporated within ASC Topic 820-10, “Fair Value Measurements and Disclosures- General” (“ASC 820-10”)) which deferred for a one-year period (originally effective for fiscal years beginning after November 15, 2007 and presently effective for fiscal years beginning after November 15, 2008) the application of SFAS No. 157 to non-financial assets and liabilities. Therefore, the Company will be required to adopt SFAS No. 157 for its non-financial assets and liabilities effective with its first fiscal quarter of fiscal year-end 2010.

Additionally, the FASB issued FASB Staff Position No. 157-3, “Determining the Fair Value of a Financial Asset When the Market for That Asset Is Not Active” (“FSP No. 157-3”) (also incorporated within ASC 820-10), in October 2008 to provide guidance in determining fair value for assets that are in illiquid markets. The Company adopted FSP No. 157-3 in its first fiscal quarter of fiscal year-end 2009 in conjunction with the adoption of SFAS No. 157.

In April 2009, the FASB issued FASB Staff Position No. 157-4, “Determining Fair Value When the Volume and Level of Activity for the Asset or Liability has Significantly Decreased and Identifying Transactions That Are Not Orderly” (also incorporated within ASC 820-10) to provide guidance on how to determine the fair value of assets and liabilities under SFAS No. 157 in the current economic environment and re-emphasize that the objective of a fair-value measurement remains an exit price. See “Recently Adopted and Recently Issued Accounting Pronouncements,” below for additional discussion.

In February 2007, the FASB issued SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities—Including an Amendment of FASB Statement No. 115”, which is now incorporated within ASC Topic 825 “Financial Instruments”. SFAS No. 159 provides companies with an option to measure, at specified election dates, many financial instruments and certain other items at fair value that are not currently required to be measured at fair value. The Company made no election to measure at fair value any financial instruments not currently required to be so measured; therefore, adoption of SFAS No. 159 in the first fiscal quarter of fiscal year-end 2009 had no impact on the Company’s financial statements.

ASC 820 establishes a hierarchy for evaluating assets and liabilities valued at fair value as follows:

•	Level 1—Quoted prices (unadjusted) in active markets for identical assets or liabilities;

•

Level 2—Inputs other than quoted prices included in Level 1 that are either directly or indirectly observable. These inputs include quoted prices for similar assets or liabilities other than quoted prices in Level 1, quoted prices in markets that are not active, or other inputs that are observable or can be derived principally from or corroborated by observable market data for substantially the full term of the assets or liabilities;

•

Level 3—Unobservable inputs in which little or no market activity exists, therefore requiring an entity to develop its own assumptions about the assumptions that market participants would use in pricing.

The Company records marketable securities at fair value in accordance with ASC Topic 320, “Investments—Debt and Equity Securities” (formerly disclosed as SFAS No. 115, “Accounting for Certain Investments in Debt and Equity Securities”). These assets are held by the Company’s Insurance segment. The Company’s Wholesale Distribution segment holds insurance contracts and mutual funds valued at fair value in support of certain employee benefits.

See Note 17 for further information.

Goodwill and Intangible Assets.    Goodwill, arising from business combinations, represents the excess of the purchase price over the estimated fair value of net assets acquired. In accordance with the provisions of ASC Topic 350-20 “Intangibles—Goodwill and other—Goodwill” (“ASC 350-20”) (formerly disclosed as SFAS No. 142,

Unified Grocers, Inc. and Subsidiaries

Notes to Consolidated Financial Statements—(Continued)

“Goodwill and Other Intangible Assets”), goodwill and intangible assets deemed to have indefinite lives are not amortized but are subject to annual impairment tests. Other intangible assets are amortized over their estimated useful lives. ASC 350-20 requires that goodwill and certain intangible assets be assessed for impairment on an annual basis and between annual tests, when circumstances or events have occurred that may indicate a potential impairment, using fair value measurement techniques. For purposes of financial reporting and impairment testing in accordance with ASC 350-20, the Company operates in two principal reporting segments, Wholesale Distribution and Insurance, which also represent the Company’s reporting units.

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

Pursuant to ASC 350-20, the amortization of goodwill, including goodwill recorded in past transactions, ceased. The Company evaluates goodwill (reported entirely within the Wholesale Distribution segment) for impairment at the end of the third quarter of each fiscal year. In addition to the annual impairment test required under ASC 350-20, during fiscal 2009 and 2008, the Company assessed whether events or circumstances occurred that potentially indicate that the carrying amount of these assets may not be recoverable. The Company concluded that there were no such events or changes in circumstances during fiscal 2009 and 2008 and determined that the fair value of the Company’s reporting units was in excess of its carrying value as of October 3, 2009 and September 27, 2008. Consequently, no impairment charges were recorded in fiscal 2009 and 2008.

Intangible assets are recorded at cost, less accumulated amortization, and are included in other assets in the accompanying consolidated balance sheets as of October 3, 2009 and September 27, 2008. Amortization of intangible assets with finite lives as of October 3, 2009 is provided over their estimated useful lives ranging from 3 to 228 months on a straight-line basis or accelerated basis. As of October 3, 2009 and September 27, 2008, balances of intangible assets with finite lives and goodwill, net of accumulated amortization, were as follows (see Note 2 for further discussion of the amortization of customer relationships on an accelerated basis):

(dollars in thousands)
October 3, 2009	Remaining Amortization Period	Historical Cost	Accumulated Amortization	Net
Intangible assets subject to amortization:
Customer contracts	3 – 72 months	$3,013	$1,650	$1,363
Customer relationships	216 months	7,200	1,337	5,863
Goodwill and Intangible assets not subject to amortization:
Goodwill				$38,997
Trademarks				2,700

(dollars in thousands)
September 27, 2008	Remaining Amortization Period	Historical Cost	Accumulated Amortization	Net
Intangible assets subject to amortization:
Customer contracts	3 – 84 months	$3,512	$2,012	$1,500
Customer relationships	228 months	7,200	686	6,514
Goodwill and Intangible assets not subject to amortization:
Goodwill				$38,997
Trademarks				2,700

Unified Grocers, Inc. and Subsidiaries

Notes to Consolidated Financial Statements—(Continued)

Amortization expense for other intangible assets was $2.6 million, $1.3 million and $0.6 million for the fiscal years ended October 3, 2009, September 27, 2008 and September 29, 2007, respectively. Amortization expense for other intangible assets is estimated to be $1.2 million in fiscal 2010, $0.8 million in fiscal 2011, $0.7 million in fiscal 2012, $0.7 million in fiscal 2013, $0.6 million in fiscal 2014 and $3.2 million thereafter.

Capitalized Software Costs.    The Company capitalizes costs associated with the development of software for internal use pursuant to ASC Topic 350-40 “Intangibles—Goodwill and Other—Internal use software” (formerly disclosed as American Institute of Certified Public Accountants Statement of Position 98-1, “Accounting for the Costs of Computer Software Developed or Obtained for Internal Use”) and amortizes the costs over a 3, 4 or 5-year period. These costs were $8.3 million and $6.7 million (net of accumulated amortization of $33.2 million and $32.1 million) at October 3, 2009 and September 27, 2008, respectively, and are included in other assets in the accompanying consolidated balance sheets. Costs incurred in planning, training and post-implementation activities are expensed as incurred.

Long-Lived Assets.    The Company reviews long-lived assets for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Recoverability of assets to be held and used is measured by a comparison of the carrying amount of an asset to expected future cash flows generated by the asset. If the carrying amount of an asset exceeds its estimated undiscounted future cash flows, the carrying amount is compared to fair value and an impairment charge is recognized to the extent of the difference. On a quarterly basis, the Company assesses whether events or changes in circumstances have occurred that potentially indicate the carrying amount of long-lived assets may not be recoverable. The Company concluded that there were no material events or significant changes in circumstances during fiscal 2009 and 2008.

Lease and Loan Guarantees.    The Company evaluates lease and loan guarantees pursuant to ASC Topic 460 “Guarantees” (“ASC 460”) (formerly disclosed as FASB Interpretation No. 45, “Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others”). Guarantees meeting the characteristics described in the interpretation are initially recorded at fair value. The Company is contingently liable for certain leases and loans guaranteed for certain Members (See Notes 7, 8 and 18).

Income Taxes.    Unified operates primarily as a grocery wholesaler serving independent supermarket operators. In addition, the Company has several wholly owned subsidiaries providing support services to its customers. These services are provided on a non-patronage basis and any earnings from these activities are taxable. In addition, the Company conducts wholesale business with Non-Member customers on a non-patronage basis and such earnings are retained by the Company and are taxable. The earnings of the Company’s subsidiaries and the business conducted with Non-Member customers are collectively referred to as “Non-Patronage Business.” Otherwise, the Company principally operates as a non-exempt cooperative owned by the Members for income tax purposes. Earnings from business (other than Non-Patronage Business) conducted with its Members are distributed to its Members in the form of patronage dividends. This allows the Company to deduct, for federal and certain state income tax purposes, the patronage dividends paid to Members made in the form of qualified written notices of allocation based on their proportionate share of business done with the cooperative.

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

Unified Grocers, Inc. and Subsidiaries

Notes to Consolidated Financial Statements—(Continued)

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

Vendor funds are reflected as a reduction of inventory costs or as an offset to costs incurred on behalf of the vendor for which the Company is being reimbursed in accordance with ASC Topic 605 “Revenue Recognition” (“ASC 605”) (formerly disclosed as Emerging Issues Task Force Issue No. 02-16, “Accounting by a Customer (including a Reseller) for Certain Consideration Received from a Vendor”). Amounts due from vendors upon achievement of certain milestones, such as minimum purchase volumes, are accrued prior to the achievement of the milestone if the Company believes it is probable the milestone will be achieved, and the amounts to be received are reasonably estimable.

The Company adheres to ASC 605, which requires manufacturers’ sales incentives offered directly to consumers that do not meet certain criteria to be reflected as a reduction of revenue in the financial statements of a reseller. Accordingly, certain discounts and allowances negotiated by the Company on behalf of its Members are classified as a reduction in cost of sales with a corresponding reduction in net sales. Vendor funds that offset costs incurred on behalf of the vendor are classified as a reduction in distribution, selling and administrative expenses.

Shipping and Handling Costs.    Costs for shipping and handling are included as a component of distribution, selling and administrative expenses. Shipping and handling costs were $238.8 million, $252.6 million and $196.8 million for the fiscal years ended October 3, 2009, September 27, 2008 and September 29, 2007, respectively.

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

Unified Grocers, Inc. and Subsidiaries

Notes to Consolidated Financial Statements—(Continued)

Comprehensive Earnings (Loss).    Comprehensive earnings (loss) are net earnings, plus certain other items that are recorded by the Company directly to accumulated other comprehensive earnings (loss), bypassing net earnings. The balance and current period change for each component of comprehensive earnings (loss), net of taxes, are summarized as follows:

(dollars in thousands)
	Net Unrealized Gain (Loss) on Appreciation (Depreciation) of Investments	Defined Benefit Pension Plans and Other Postretirement Benefit Plans: Unrecognized Prior Service Cost and (Loss) Gain Arising During the Period
Balance, September 30, 2006	$(9)	—
Current period charge	(137)	—
Adoption of SFAS No. 158	—	9,366

Balance, September 29, 2007	(146)	9,366
Current period charge	(908)	(7,856)

Balance, September 27, 2008	(1,054)	1,510
Current period charge	3,524	(28,138)

Balance, October 3, 2009	$2,470	$(26,628)

The following table indicates the benefit plans that comprise the adjustment to accumulated other comprehensive earnings (loss) for the impact of SFAS No. 158, “Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans” (“SFAS No. 158”) which occurred as of October 3, 2009 (SFAS No. 158 is now incorporated within ASC Topic 715-20 “Compensation—Retirement Benefits—Defined Benefits Plans—General”):

(dollars in thousands)
Description of Benefit Plan	Pre-tax Adjustment for Impact of SFAS No. 158 (charge)/credit	Deferred Tax Benefit (Liability)	Adjustment for Impact of SFAS No. 158, Net of Taxes (charge)/credit
Cash Balance Plan	$(29,527)	$10,773	$(18,754)
Cash Balance Plan – Associated Grocers, Incorporated	(16,261)	5,836	(10,425)
ESPP	(7,586)	2,768	(4,818)
Postretirement benefit plans	11,325	(4,132)	7,193
Postemployment benefit plans	277	(101)	176

Total, October 3, 2009	$(41,772)	$15,144	$(26,628)

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

Unified Grocers, Inc. and Subsidiaries

Notes to Consolidated Financial Statements—(Continued)

The following table indicates the benefit plans that comprise the adjustment to accumulated other comprehensive earnings (loss) for the initial adoption of SFAS No. 158 which occurred as of September 29, 2007:

(dollars in thousands)
Description of Benefit Plan	Pre-tax Adjustment for Initial Adoption of SFAS No. 158 (charge)/credit	Deferred Tax Benefit (Liability)	Adjustment for Initial Adoption of SFAS No. 158, Net of Taxes (charge)/credit
Cash Balance Plan	$10,165	$(4,112)	$6,053
ESPP II	(3,502)	1,417	(2,085)
Postretirement benefit plans	8,831	(3,573)	5,258
Postemployment benefit plans	236	(96)	140

Total, September 29, 2007	$15,730	$(6,364)	$9,366

The components of the change in net unrealized gains (losses) on investments, net of taxes, are as follows:

(dollars in thousands)
	October 3, 2009	September 27, 2008	September 29, 2007
Unrealized holding gains (losses) arising during the period	$(3,416)	$(842)	$(20)
Add reclassification adjustment for losses included in net earnings	(108)	(66)	(117)

Net unrealized holding losses	$(3,524)	$(908)	$(137)

Financial Statement Presentation Reclassification

Effective as of the fiscal year ended October 3, 2009, the Company changed its method for presentation of its Consolidated Statements of Earnings and Comprehensive Earnings from a combined single financial statement to two separate financial statements—(1) Consolidated Statements of Earnings and (2) Consolidated Statements of Comprehensive (Loss) Earnings. The presentation of the accompanying prior years’ financial statements for the years ended September 27, 2008 and September 29, 2007 has been reclassified to be consistent with the revised method of presentation.

Recently Adopted and Recently Issued Accounting Pronouncements

In October 2009, the FASB issued Accounting Standards Update (“ASU”) No. 2009-12, “Fair Value Measurement and Disclosures: Investments in Certain Entities That Calculate Net Asset Value per Share (or Its Equivalent)” (“ASU No. 2009-12”), an amendment to ASC Topic 820, “Fair Value Measurement and Disclosures.” ASU No. 2009-12 offers guidance on how to use a net asset value per share to estimate the fair value of investments in hedge funds, private equity funds, real estate funds, venture capital funds, offshore fund vehicles and funds of funds. ASU No. 2009-12 is effective for interim and annual periods ending after December 15, 2009. Accordingly, ASU No. 2009-12 will be adopted commencing in the first quarter for the Company’s fiscal year-end 2010. The Company is currently assessing the impact this standard may have on its consolidated financial statements.

In August 2009, the FASB issued ASU No. 2009-5, “Fair Value Measurement and Disclosures: Measuring Liabilities at Fair Value” (“ASU No. 2009-05”), an amendment to ASC Topic 820, “Fair Value Measurement and Disclosures.” ASU No. 2009-5 provides clarification on measuring liabilities at fair value when a quoted price in an active market is not available. ASU No. 2009-05 is effective for the first reporting period beginning after issuance. Accordingly, ASU No. 2009-5 will be adopted commencing in the first quarter for the Company’s fiscal year-end 2010. The Company is currently assessing the impact this standard may have on its consolidated financial statements.

In July 2009, the FASB issued SFAS No. 168, “The FASB Accounting Standards Codification and the Hierarchy of Generally Accepted Accounting Principles—a replacement of FASB Statement No. 162” (“SFAS No. 168” or the

Unified Grocers, Inc. and Subsidiaries

Notes to Consolidated Financial Statements—(Continued)

“Codification”). SFAS No. 168 is now incorporated within ASC Topic 105 “Generally Accepted Accounting Principles.” The Codification became the source of authoritative U.S. generally accepted accounting principles (“U.S. GAAP”) recognized by the FASB to be applied by nongovernmental entities. On the effective date of SFAS No. 168, the Codification superseded all then-existing non-SEC accounting and reporting standards. All other non-grandfathered, non-SEC accounting literature not included in the Codification will become non-authoritative. SFAS No. 168 is effective for financial statements issued for interim and annual periods ending after September 15, 2009. Accordingly, the Codification was adopted for the Company’s fiscal year-end 2009. Other than updating accounting reference disclosures, the adoption of the Codification did not have an impact on the Company’s consolidated financial statements.

In May 2009, the FASB issued SFAS No. 165, “Subsequent Events” (“SFAS No 165”). SFAS No. 165 is now incorporated within ASC Topic 855 “Subsequent Events.” SFAS No. 165 establishes general standards of accounting for and disclosure of events that occur after the balance sheet date but before financial statements are issued or are available to be issued. It requires disclosure of the date through which an entity has evaluated subsequent events and the basis for that date. SFAS No. 165 is effective for interim and annual periods ending after June 15, 2009. Accordingly, the Company adopted SFAS No. 165 effective with its third quarter of fiscal year-end 2009. The adoption of SFAS No. 165 did not have an impact on the Company’s consolidated financial statements.

In April 2009, the FASB issued three related FASB Staff Positions (“FSPs”) to clarify the application of SFAS No. 157, “Fair Value Measurements,” (“SFAS No. 157”) in the current economic environment, modify the recognition of other-than-temporary impairments of debt securities, and require companies to disclose the fair values of financial instruments in interim periods. SFAS No. 157 is now incorporated within ASC Topic 820 “Fair Value Measurements and Disclosures.” These are FSP No. FAS 157-4, “Determining Fair Value When the Volume and Level of Activity for the Asset or Liability has Significantly Decreased and Identifying Transactions That Are Not Orderly” (“FSP FAS 157-4”), FSP No. FAS 115-2 and FAS 124-2, “Recognition and Presentation of Other-Than-Temporary Impairments” (“FSP FAS 115-2 and 124-2”), and FSP No. FAS 107-1 and APB 28-1, “Interim Disclosures about Fair Value of Financial Instruments” (“FSP FAS 107-1 and APB 28-1”). FSP FAS 157-4, FSP FAS 115-2 and 124-2, and FSP FAS 107-1 and APB 28-1 are now incorporated within ASC Topic 820, “Fair Value Measurements and Disclosures,” ASC Topic 320, “Investments—Debt and Equity Securities,” and ASC Topic 825 “Financial Instruments,” respectively.

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

Unified Grocers, Inc. and Subsidiaries

Notes to Consolidated Financial Statements—(Continued)

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

All three of these final FSPs are effective for interim and annual periods ending after June 15, 2009. Accordingly, the Company adopted these standards effective with its third quarter of fiscal year-end 2009. Other than enhanced disclosure requirements, the adoption of these standards did not have an impact on the Company’s consolidated financial statements.

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

In December 2008, the FASB issued FSP FAS 132(R)-1, “Employers’ Disclosures about Postretirement Benefit Plan Assets,” amending SFAS No. 132(R), “Employers’ Disclosures about Pensions and Other Postretirement Benefits.” FSP FAS 132(R)-1 is now incorporated within ASC Topic 715 “Compensation—Retirement Benefits.” FSP FAS 132(R)-1 requires an employer to disclose investment policies and strategies, categories, fair value measurements, and significant concentration of risk among its postretirement benefit plan assets. FSP FAS 132(R)-1 is effective for fiscal years ending after December 15, 2009. Accordingly, FSP FAS 132(R)-1 will be adopted for the Company’s fiscal year-end 2010. Other than enhanced disclosure requirements as discussed above relative to the Company’s cash balance pension plan assets, the adoption of FSP FAS 132(R)-1 is not expected to have a significant impact on the Company’s consolidated financial statements.

In September 2008, the FASB issued FSP No. FAS 133-1 and FASB Interpretation (“FIN”) 45-4, “Disclosures about Credit Derivatives and Certain Guarantees: An Amendment of FASB Statement No. 133 and FASB Interpretation No. 45; and Clarification of the Effective Date of FASB Statement No. 161” (“FSP 133-1 and FIN 45-4”), which amends SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities” (“SFAS No. 133”). FSP 133-1 and FIN 45-4, as well as SFAS No. 133, are now incorporated within ASC Topic 815 “Derivatives and Hedging.” FSP 133-1 and FIN 45-4 require the sellers of credit derivatives (particularly credit-default swaps), including credit derivatives embedded in hybrid instruments, to provide the same disclosures as required under FIN No. 45, “Guarantor’s Accounting and Disclosures Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others” (“FIN No. 45”). FIN No. 45 is now incorporated within ASC Topic 460, “Guarantees.”

Unified Grocers, Inc. and Subsidiaries

Notes to Consolidated Financial Statements—(Continued)

Additionally, this FSP amends FIN No. 45 to add a disclosure about the current status of the payment/performance risk of a guarantee. This FSP addresses concerns raised by investors that current disclosure requirements do not provide enough information about the effect upon a swap seller of deterioration in the financial condition of the issuer of the underlying instrument. FSP 133-1 and FIN 45-4 is effective for reporting periods (annual or interim) ending after November 15, 2008. Accordingly, the Company adopted FSP 133-1 and FIN 45-4 effective with its first quarter of fiscal year-end 2009. The adoption of FSP 133-1 and FIN 45-4 did not have an impact on the Company’s consolidated financial statements.

In April 2008, the FASB issued FSP No. FAS 142-3, “Determination of the Useful Life of Intangible Assets” (“FSP 142-3”). FSP 142-3 is now incorporated within ASC Topic 350, “Intangibles—Goodwill and Other.” FSP 143-3 amends the factors that should be considered in developing renewal or extension assumptions used to determine the useful life of a recognized intangible asset under SFAS No. 142, which is also incorporated within ASC Topic 350, “Intangibles—Goodwill and Other.” FSP 142-3 was issued to improve the consistency between the useful life of a recognized intangible asset under SFAS No. 142 and the period of expected cash flows used to measure the fair value of the asset under SFAS No. 141 (revised 2007), “Business Combinations,” and other U.S. GAAP. SFAS No. 141 is now incorporated within ASC Topic 805 “Business Combinations.” When determining the useful life of a recognized intangible asset, paragraph 11(d) of SFAS No. 142 precluded an entity from using its own assumptions about renewal or extension of an arrangement where there is likely to be substantial cost or material modifications. FSP 142-3 specifies that when entities develop assumptions about renewal or extension, an entity shall consider its own historical experience in renewing or extending similar arrangements; however, these assumptions should be adjusted for the entity-specific factors in paragraph 11 of SFAS No. 142. In the absence of that experience, an entity shall consider the assumptions that market participants would use about renewal or extension (consistent with the highest and best use of the asset by market participants), adjusted for the entity-specific factors in paragraph 11 of SFAS No. 142.

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

In December 2007, the FASB issued SFAS No. 141 (revised 2007), “Business Combinations,” and No. 160, “Noncontrolling Interests in Consolidated Financial Statements” (“SFAS No. 141(R)” and “SFAS No. 160”). SFAS No. 141(R) and SFAS No. 160 are now incorporated within ASC Topic 805 “Business Combinations” and ASC Topic 810 “Consolidations,” respectively. SFAS No. 141(R) requires the acquiring entity in a business combination to recognize all (and only) the assets acquired and liabilities assumed in the transaction; establishes the acquisition-date fair value as the measurement objective for all assets acquired and liabilities assumed; and requires the acquirer to disclose to investors and other users all of the information they need to evaluate and understand the nature and financial effect of the business combination. SFAS No. 160 requires all entities to report noncontrolling (minority) interests in subsidiaries in the same manner—as equity in the consolidated financial statements and also requires transactions between an entity and noncontrolling interests to be treated as equity transactions. SFAS No. 160 requires that a parent recognize a gain or loss in net income when a subsidiary is deconsolidated (as of the date the parent ceases to have a controlling financial interest in the subsidiary). Both statements are effective for fiscal years beginning on or after December 15, 2008. Early adoption of both statements is not permitted. Accordingly, SFAS No. 141(R) and SFAS No. 160 will be adopted commencing in the first quarter for the Company’s fiscal year 2010. The Company is currently assessing the impact these standards may have on its consolidated financial statements, although the impact of adopting SFAS No. 141(R) and SFAS No. 160 will depend on the nature of acquisitions, if any, completed after the date of adoption.

In April 2009, the FASB issued FSP No. FAS 141(R)-1, “Accounting for Assets Acquired and Liabilities Assumed in a Business Combination That Arise from Contingencies” (“FSP FAS 141(R)-1”), which amends SFAS No. 141(R) by

Unified Grocers, Inc. and Subsidiaries

Notes to Consolidated Financial Statements—(Continued)

establishing a model to account for certain pre-acquisition contingencies. FSP FAS 141(R)-1 is now incorporated within ASC Topic 805 “Business Combinations.” Under FSP FAS 141(R)-1, an acquirer is required to recognize at fair value an asset acquired or a liability assumed in a business combination that arises from a contingency if the acquisition-date fair value of that asset or liability can be determined during the measurement period. If the acquisition-date fair value cannot be determined, then the acquirer should follow the recognition criteria in SFAS No. 5, “Accounting for Contingencies,” and FASB Interpretation No. 14, “Reasonable Estimation of the Amount of a Loss—an interpretation of FASB Statement No. 5,” both of which are now incorporated within ASC Topic 450, “Contingencies.” Similar to SFAS No. 141(R), FSP FAS 141(R)-1 is effective for fiscal years beginning on or after December 15, 2008, and will apply prospectively to business combinations completed on or after that date. Accordingly, FSP FAS 141(R)-1 will be adopted commencing in the first quarter for the Company’s fiscal year-end 2010. The Company is currently assessing the impact this standard may have on its consolidated financial statements, although the impact of adopting FSP FAS 141(R)-1 will depend on the nature of acquisitions, if any, completed after the date of adoption.

In September 2006, the FASB ratified Emerging Issues Task Force (“EITF”) No. 06-4, “Accounting for Deferred Compensation and Postretirement Benefits Associated with Endorsement Split-Dollar Life Insurance Arrangements” (“EITF No. 06-4”) and in March 2007, the FASB ratified EITF Issue No. 06-10, “Accounting for Collateral Assignment Split-Dollar Life Insurance Arrangements” (“EITF No. 06-10”). EITF No. 06-4 and EITF No. 06-10 are now incorporated within ASC Topic 715 “Compensation—Retirement Benefits.” EITF No. 06-4 requires deferred compensation or postretirement benefit aspects of an endorsement-type split-dollar life insurance arrangement to be recognized as a liability by the employer and states the obligation is not effectively settled by the purchase of a life insurance policy. The liability for future benefits should be recognized based on the substantive agreement with the employee, which may be either to provide a future death benefit or to pay for the future cost of the life insurance. EITF No. 06-10 provides recognition guidance for postretirement benefit liabilities related to collateral assignment split-dollar life insurance arrangements, as well as recognition and measurement of the associated asset on the basis of the terms of the collateral assignment split-dollar life insurance arrangement. EITF No.’s 06-4 and 06-10 are effective for fiscal years beginning after December 15, 2007. Accordingly, the Company adopted EITF No.’s 06-4 and 06-10 effective with its first quarter of fiscal year-end 2009. Pursuant to the adoption guidance of EITF No. 06-4, the Company recorded a liability for the future cost of life insurance provided on behalf of current and qualifying former officers of the Company and recognized, as a change in accounting principle, a cumulative effect adjustment charge of $3.3 million to beginning retained earnings in its consolidated statement of financial position as of the beginning of the current fiscal year (see Note 13). The adoption of EITF No. 06-10 had no impact on the Company’s consolidated financial statements.

In February 2007, the FASB issued SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities—Including an Amendment of FASB Statement No. 115” (“SFAS No. 159”). SFAS No. 159 is now incorporated within ASC Topic 825 “Financial Instruments.” SFAS No. 159 provides companies with an option to measure, at specified election dates, many financial instruments and certain other items at fair value that are not currently required to be measured at fair value. SFAS No. 159 is expected to expand the use of fair value measurement consistent with the Board’s long-term objectives for financial instruments. A company that adopts SFAS No. 159 will report unrealized gains and losses on items for which the fair value option has been elected in earnings at each subsequent reporting date. SFAS No. 159 also establishes presentation and disclosure requirements designed to facilitate comparisons between entities that choose different measurement attributes for similar types of assets and liabilities. SFAS No. 159 is effective for fiscal years beginning after November 15, 2007. Accordingly, the Company adopted SFAS No. 159 effective with its first quarter of fiscal year-end 2009. The adoption of SFAS No. 159 did not have an impact on the Company’s consolidated financial statements.

In September 2006, the FASB issued SFAS No. 158, “Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans” (“SFAS No. 158”). SFAS No. 158 is now incorporated within ASC Topic 715-20 “Compensation—Retirement Benefits—Defined Benefits Plans—General.” SFAS No. 158 requires that employers recognize on a prospective basis the funded status of an entity’s defined benefit pension and postretirement plans as an asset or liability in the financial statements, requires the measurement of defined benefit pension and postretirement plan assets and obligations as of the end of the employer’s fiscal year, and requires recognition of

Unified Grocers, Inc. and Subsidiaries

Notes to Consolidated Financial Statements—(Continued)

the funded status of defined benefit pension and postretirement plans. Accordingly, the Company adopted SFAS No. 158 in the fourth quarter of its fiscal year ending September 29, 2007. The requirement to measure plan assets and benefit obligations as of the date of the employer’s fiscal year-end statement of financial position shall be effective for fiscal years ending after December 15, 2008. Accordingly, the Company adopted this requirement effective with its fiscal year-end 2009. Pursuant to the adoption criteria of SFAS No. 158, the Company recorded an adjustment to its beginning retained earnings for fiscal 2009 of $1.5 million (net of taxes of $0.9 million).

In September 2006, the FASB issued SFAS No. 157, “Fair Value Measurements” (“SFAS No. 157”). SFAS No. 157 is now incorporated within ASC Topic 820 “Fair Value Measurements and Disclosures.” SFAS No. 157 provides guidance for using fair value to measure assets and liabilities. Under SFAS No. 157, fair value refers to the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants in the market in which the reporting entity transacts. SFAS No. 157 establishes a fair value hierarchy that prioritizes the information used to develop the assumptions that market participants would use when pricing the asset or liability. The fair value hierarchy gives the highest priority to quoted prices in active markets and the lowest priority to unobservable data. In addition, SFAS No. 157 requires that fair value measurements be separately disclosed by level within the fair value hierarchy. SFAS No. 157 does not require new fair value measurements. In November 2007, the FASB reaffirmed that (1) companies will be required to implement SFAS No. 157 for financial assets and liabilities, as well as for any other assets and liabilities that are carried at fair value on a recurring basis in the financial statements; and (2) SFAS No. 157 remains effective for financial statements issued for fiscal years beginning after November 15, 2007 and interim periods within those fiscal years. In February 2008, upon the issuance of FSP No. FAS 157-2, “Effective Date of FASB Statement No. 157,” the FASB did, however, provide a one-year deferral for the implementation of SFAS No. 157 for other non-financial assets and liabilities. SFAS No. 157-2 is also incorporated within ASC Topic 820 “Fair Value Measurements and Disclosures.” Accordingly, the Company adopted SFAS No. 157, as modified above, effective with its first quarter of fiscal year-end 2009. Other than implementation of additional disclosure requirements (see “Fair Value Measurements” above), the adoption of SFAS No. 157 did not have an impact on the Company’s consolidated financial statements.

In October 2008, the FASB issued FSP No. FAS 157-3, “Determining the Fair Value of a Financial Asset When the Market for That Asset Is Not Active” (“FSP No. 157-3”). FSP No. 157-3 is now incorporated within ASC Topic 820 “Fair Value Measurements and Disclosures.” FSP No. 157-3 amends SFAS No. FAS 157, “Fair Value Measurements”, to clarify the guidance for applying fair value accounting in an inactive market and provides an example to illustrate key considerations in determining the fair value of a financial asset when the market for that financial asset is no longer active. The Company adopted FSP No. 157-3 effective with its first quarter of fiscal year-end 2009, in conjunction with SFAS No. 157. The adoption of FSP No. 157-3 did not have an impact on the Company’s consolidated financial statements.

2.    Acquisition and Purchase Accounting

On September 30, 2007, the Company completed the purchase of certain assets, including inventory, prepaid expenses, notes receivable, certain fixed assets, and other long-term intangible assets (including trademarks, customer relationships and assembled workforce), and assumed certain liabilities and obligations, including accounts payable, non-union employee pension plan and warehouse leases related to the operation of Associated Grocers, Incorporated and its subsidiaries (the “Seattle Operations”) of Seattle, Washington (the “Acquisition”). The Seattle Operations provide food, nonfood, general merchandise and retail services to stores from its office and leased distribution facilities in Seattle and Renton, Washington. The total purchase price was $39.8 million, which was financed through the Company’s revolving credit line. Additionally, the Company did not purchase trade accounts receivable in the transaction, but financed the initial accounts receivable generated by the Seattle Operations subsequent to the acquisition date from additional borrowings. This initial build-up of trade accounts receivable is reflected as a use of operating cash in the Company’s consolidated statements of cash flows for the fiscal year ending September 27, 2008. This transaction increased sales volume and is expected to allow Unified to sustain $4 billion in net sales annually.

Unified Grocers, Inc. and Subsidiaries

Notes to Consolidated Financial Statements—(Continued)

The Company has accounted for the Acquisition under the purchase method in accordance with ASC Topic 805 “Business Combinations” (“ASC 850”) (formerly disclosed as Statement of Financial Accounting Standards No. 141, “Business Combinations”). The following presents the final allocation of the purchase price and assumption of certain liabilities based on valuations and internal analyses:

Assets Acquired (Liabilities Assumed)	Allocated Fair Value (amounts in 000’s)
Current assets (primarily inventory and prepaid expenses)	$49,211
Property, plant and equipment	5,024
Investments (a non-marketable equity security)	5,018
Notes receivable	2,235
Intangible assets
Goodwill (including assembled workforce)	11,015
Customer relationships (finite lived)	7,200
Trademarks (indefinite lived)	2,700
Deferred tax assets	2,416
Other long-term assets	1,000
Current liabilities (primarily accounts payable and accrued liabilities)	(39,705)
Long-term liability – defined benefit pension plan	(3,368)
Long-term liabilities – other	(2,790)
AOCI – SFAS No. 158 net prior service cost	17

Total – net assets acquired	$39,973

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

The excess of the purchase price over the fair value of the assets acquired and liabilities assumed has been allocated to goodwill in the amount of $11.0 million, including $7.0 million for assembled workforce. Goodwill is non-amortizing for financial statement purposes and is evaluated annually for impairment in accordance with ASC 350-20. The majority of the goodwill is expected to be deductible for income tax purposes over a period not exceeding fifteen years.

The Company recorded exit related liability reserves pursuant to ASC Topic 420 “Exit of Disposal Cost Obligations” of $3.0 million. The reserves are related to lease termination costs associated with the planned exit from the Seattle facilities ($2.8 million) and employee termination costs ($0.2 million). This plan was finalized during the fourth quarter of fiscal 2008. As of the fiscal year ended September 27, 2008, the Company incurred employee termination expenses of $0.2 million. As of October 3, 2009, and September 27, 2008, the remaining reserves of $2.8 million are included in “Long-term liabilities, other” on the accompanying consolidated balance sheet.

The results of the Seattle Operations are included in the results of operations for the full fiscal year ended October 3, 2009 and September 27, 2008.

The following unaudited pro-forma consolidated results of operations for the year ended September 29, 2007 assumes the Acquisition occurred as of October 1, 2006. The pro-forma results are not necessarily indicative of

Unified Grocers, Inc. and Subsidiaries

Notes to Consolidated Financial Statements—(Continued)

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

The FASB issued in January 2003 and revised in December 2003 FASB Interpretation No. 46(R), “Consolidation of Variable Interest Entities—an Interpretation of Accounting Research Bulletin No. 51, Consolidated Financial Statements,” which is now incorporating within ASC Topic 810-10 “Consolidation” (“ASC 810-10”). Although the Company had no ownership interest in the unrelated third party that assumed the leasehold and sub-leasehold interests from the Company, that third party was considered a variable interest entity pursuant to ASC 810-10. Because the primary investor in the variable interest entity did not have sufficient equity at risk, the Company was considered the primary beneficiary. Accordingly, the Company was required to consolidate the assets, liabilities and non-controlling interests of the variable interest entity, as well as the results of operations.

During fiscal 2008, Unified and the unrelated business property developer finalized an agreement whereby the Company’s obligation with respect to two of the properties was settled by Unified’s cash payments totaling $3.8 million, which approximated combined lease reserves previously recorded by the variable interest entity and the Company. As a result of this agreement, the Company’s maximum loss exposure related to the remaining two leases, with the last lease expiring in 2014, was reduced to $2.2 million. Management has determined that Unified does not expect future losses or returns related to these two remaining leases, and as such, consolidation was no longer required under ASC 810-10 beginning in the 4th quarter of fiscal 2008. The impact of the deconsolidation was immaterial to the Company’s financial position, results of its operations and cash flows.

4. Properties and Equipment

Properties and equipment, stated at cost, consisted of the following:

(dollars in thousands)
	October 3, 2009	September 27, 2008
Land	$59,678	$59,678
Buildings and leasehold improvements	136,276	134,328
Equipment	108,699	102,404
Equipment under capital leases	1,522	876

	306,175	297,286
Less accumulated depreciation and amortization	108,416	92,325

	$197,759	$204,961

Unified Grocers, Inc. and Subsidiaries

Notes to Consolidated Financial Statements—(Continued)

Consolidated depreciation and amortization expense related to properties was $19.7 million, $19.1 million and $15.3 million for the years ended October 3, 2009, September 27, 2008 and September 29, 2007, respectively.

Included in accumulated amortization at October 3, 2009 and September 27, 2008 is approximately $0.8 million and $0.4 million, respectively, related to capital leases. Amortization expense related to capital leases aggregated $0.4 million, $0.3 million and $0.1 million for the years ended October 3, 2009, September 27, 2008 and September 29, 2007, respectively.

5. Investments

The amortized cost and fair value of investments are as follows:

(dollars in thousands)
October 3, 2009	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Available for sale securities:
Fixed maturity securities:
U.S. Treasury securities and obligations of U.S. government corporations and agencies	$40,026	$2,312	$(2)	$42,336
Municipal securities	1,719	97	—	1,816
Corporate securities	28,470	1,521	(129)	29,862

Total fixed maturity securities	70,215	3,930	(131)	74,014

Total available for sale securities	$70,215	$3,930	$(131)	74,014

Common stock, at cost				13,559

Total Investments				$87,573

(dollars in thousands)
September 27, 2008	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Available for sale securities:
Fixed maturity securities:
U.S. Treasury securities and obligations of U.S. government corporations and agencies	$35,442	$644	$(147)	$35,939
Corporate securities	32,256	22	(1,891)	30,387

Total fixed maturity securities	67,698	666	(2,038)	66,326

Total available for sale securities	$67,698	$666	$(2,038)	66,326

Common stock, at cost				13,537

Total Investments				$79,863

During the fiscal years ended October 3, 2009 and September 27, 2008, the Company did not hold any trading or held-to-maturity securities.

The Company’s insurance subsidiaries invest a significant portion of premiums received in fixed income securities to fund loss reserves. As a result, the Company’s insurance subsidiaries are subject to both credit and interest rate risk. Management has established guidelines and practices to limit the amount of credit risk through limitation on investments in non-investment grade securities. The Company assesses whether unrealized losses are other-than-temporary. The discussion and table that follow describe the Company’s securities that have unrealized losses.

Unified Grocers, Inc. and Subsidiaries

Notes to Consolidated Financial Statements—(Continued)

Unrealized losses on the Company’s investments in fixed income securities were caused by interest rate increases rather than credit quality. Because the Company’s insurance subsidiaries do not intend to sell, nor do they have or anticipate having a regulatory requirement to sell these investments until recovery of fair value, which may be upon maturity, the Company does not consider these investments to be other-than-temporarily impaired at October 3, 2009.

The table below illustrates the length of time securities, not deemed to be other-than-temporarily impaired, have been in a continuous unrealized loss position at October 3, 2009:

(dollars in thousands)
	Less than 12 Months		12 Months or Greater		Total
Description of Securities	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
U.S. Treasury securities and U.S. Government obligations	$225	$2	$—	$—	$225	$2
Corporate mortgage-backed bonds	203	4	2,359	123	2,562	127
Corporate debt securities	413	2	—	—	413	2

Total Investments	$841	$8	$2,359	$123	$3,200	$131

Available for sale fixed maturity securities are due as follows:

(dollars in thousands)
October 3, 2009	Amortized Cost	Fair Value
Due in one year or less	$1,929	$1,942
Due after one year through five years	13,749	14,729
Due after five years through ten years	15,899	16,598
Due after ten years	38,638	40,745

	$70,215	$74,014

(dollars in thousands)
September 27, 2008	Amortized Cost	Fair Value
Due in one year or less	$479	$468
Due after one year through five years	14,787	14,669
Due after five years through ten years	16,340	15,621
Due after ten years	36,092	35,568

	$67,698	$66,326

Expected maturities will differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties. Mortgage-backed securities are shown as being due at their average expected maturity dates.

Amounts reported as “due in one year or less” are included in long-term investments, as a wholly-owned subsidiary of the Company is required to maintain investments in support of regulatory deposit requirements. From fiscal 2005 to fiscal 2008, the Company maintained a standby letter of credit issued on behalf of a regulatory authority in compliance with statutory regulations (see Note 7) to secure workers’ compensation claims in the event it is unable to meet its obligations under these claims. Such investments under the letter of credit were concurrently released from their deposit restriction by virtue of implementing and maintaining the standby letter of credit. The letter of credit was cancelled during fiscal 2009. As a result, the Company holds investments carried at fair value on deposit with regulatory authorities in compliance with statutory insurance regulations. Hence, investments with

Unified Grocers, Inc. and Subsidiaries

Notes to Consolidated Financial Statements—(Continued)

maturities less than one year maintained in support of this long-term commitment are generally sold to repurchase investments with longer maturities. As these investments continue to support a long-term commitment obligation related to insurance reserves, the Company classifies such amounts as long-term. At October 3, 2009 and September 27, 2008, the long-term portion of the related insurance reserves of $37.6 million and $36.7 million, respectively, are included in “Long-term liabilities, other” on the accompanying consolidated balance sheets.

Net investment income is summarized as follows:

(dollars in thousands)
	Years Ended
	October 3, 2009	September 27, 2008	September 29, 2007
Fixed maturity securities	$4,590	$3,622	$3,540
Preferred stock	—	—	42
Equity securities	—	—	142
Cash and cash equivalents	(10)	(50)	24

	4,580	3,572	3,748
Less investment expenses	365	378	491

	$4,215	$3,194	$3,257

Investments carried at fair values of $36.1 million and $58.2 million at October 3, 2009 and September 27, 2008 (which include $1.0 million and $1.1 million recorded in cash and cash equivalents), respectively, are maintained in support of regulatory deposit requirements ($33.4 million in direct deposit of securities at October 3, 2009 and $37.8 million in a letter of credit issued on behalf of a regulatory authority at September 27, 2008) in compliance with statutory regulations. Investments with fair values of $6.5 million and $5.1 million at October 3, 2009 and September 27, 2008 (which include $0.5 million recorded in cash and cash equivalents for both periods), respectively, are on deposit with regulatory authorities in compliance with statutory regulations. Investments with fair values of $3.6 million and $4.6 million at October 3, 2009 and September 27, 2008 (which include $0.2 million and $0.1 million recorded in cash and cash equivalents), respectively, are on deposit in compliance with collateral requirements on reinsurance arrangements.

Equity securities that do not have readily determinable fair values are accounted for using the cost or equity methods of accounting. The Company evaluated its investments in equity securities for impairment as of October 3, 2009 and September 27, 2008, and the Company did not consider any of these equity securities to be impaired, other than the temporary impairment of the Company’s investment in National Consumer Cooperative Bank (“NCB”) as described below.

The Company held investments in Western Family Holding Company (“Western Family”) common stock of $9.5 million at both October 3, 2009 and September 27, 2008. Western Family is a private cooperative located in Oregon from which the Company purchases food and related general merchandise products. The investment represents approximately a 22% ownership interest at both October 3, 2009 and September 27, 2008. As a result of the Acquisition, the Company’s investment in Western Family increased by $5.0 million. The Company’s ownership percentage in Western Family is based, in part, on the volume of purchases transacted with Western Family. During fiscal 2008, the Company received a return of invested capital in the amount of $0.8 million resulting from Western Family’s recalculation of its members’ ownership percentage in the cooperative based on purchase volume. The investment is accounted for using the equity method of accounting.

The Company’s finance subsidiary, Grocers Capital Company, has an investment in NCB, which operates as a cooperative and therefore its borrowers are required to own its Class B stock. The investment in the Class B common stock of NCB aggregated $4.1 million at both October 3, 2009 and September 27, 2008. Dividend income received from NCB was minimal for fiscal years 2009, 2008 and 2007.

As described in its August and November 2009 filings with the SEC, NCB was in default under its senior note purchase agreement and its revolving credit facility due to a violation of certain financial covenants. The covenant violations were primarily a result of increased loan loss provisions and charge-offs, principally related to a small

Unified Grocers, Inc. and Subsidiaries

Notes to Consolidated Financial Statements—(Continued)

number of borrowers experiencing pronounced financial difficulties, including some borrowers that have filed for bankruptcy. NCB entered into forbearance agreements in which its principal lenders and noteholders have deferred the right to call and demand immediate repayment until the expiration or termination of the forbearance agreements expiring February 17, 2010. These factors, which contributed to NCB’s recent financial losses, led Unified’s management to conclude that the Company’s investment in NCB became impaired in the fourth quarter of fiscal 2009. The Company believes the decline to be temporary based on NCB’s current liquidity position, NCB’s plan to address its debt burden, and Unified’s ability and intention to hold these investments until recovery of their carrying value. The Company will continue to monitor NCB’s compliance with its forbearance agreements and evaluate the fair value of its investment. If current conditions do not improve or deteriorate further, the Company may be required to record impairment charges to operating expense in future periods. See Note 7 for additional information.

6.    Accrued Liabilities

Accrued liabilities are summarized as follows:

(dollars in thousands)
	October 3, 2009	September 27, 2008
Insurance loss reserves and other insurance liabilities	$22,368	$20,738
Accrued wages, current portion of retirement benefits and related taxes	25,742	25,790
Accrued income and other taxes payable	2,205	7,794
Accrued promotional liabilities	3,107	2,135
Other accrued liabilities	12,021	17,377

	$65,443	$73,834

7.    Notes Payable

The Company’s notes payable and scheduled maturities are summarized as follows:

(dollars in thousands)
	October 3, 2009	September 27, 2008
Senior secured notes	$86,000	$90,697
Secured revolving credit agreement	142,000	162,400
Member financing arrangement	665	1,657
Obligations under capital leases	737	682

Total notes payable	229,402	255,436
Less portion due within one year	980	1,347

	$228,422	$254,089

Maturities of notes payable as of October 3, 2009 are:

(dollars in thousands)
Fiscal year
2010	$980
2011	2,536
2012	145,716
2013	3,855
2014	4,104
Thereafter	72,211

$229,402

Unified Grocers, Inc. and Subsidiaries

Notes to Consolidated Financial Statements—(Continued)

Senior Secured Notes

The Company had a total of $86.0 million outstanding, at October 3, 2009, in senior secured notes to certain insurance companies and pension funds (referred to collectively as “John Hancock Life Insurance Company”, or “Hancock”) under a note purchase agreement dated September 29, 1999 (as amended, the “Senior Note Agreement”) as amended and restated effective January 6, 2006. At September 27, 2008, $90.7 million was outstanding under the Senior Note Agreement.

The Senior Note Agreement is comprised of two tranches of $46.0 million and $40.0 million with interest rates of 6.421% and 7.157%, respectively, and matures on January 1, 2016. The Senior Note Agreement calls for interest only payments for the first five years of the term, and then starting on the 61st payment, approximately $0.8 million principal plus interest on the $86.0 million of notes. At the maturity date, a balloon payment of $66.3 million is due. In addition, $4.5 million of notes (monthly payments of interest only at 8.71%) matured (with a balloon payment due) on October 1, 2009. During fiscal 2009, $4.5 million of notes, including interest, matured with a balloon payment of $4.5 million. See Note 19 for additional information regarding the Company’s amendment to its Senior Note Agreement on November 3, 2009, to add an additional layer of financing with Hancock (the Tranche C Notes) in an aggregate amount of $25 million, at 6.82%, which will mature November 1, 2019.

The notes continue to be secured by certain of the Company’s personal and real property and contain customary covenants, default provisions (including acceleration of the debt in the event of an uncured default), and prepayment penalties similar to those included in the original note purchase agreement.

Secured Revolving Credit Agreement

On December 17, 2008, the Company entered into an amendment entitled First Amendment to Amended and Restated Credit Agreement, that exercised a provision of its revolving credit agreement, entitled Amended and Restated Credit Agreement dated as of December 5, 2006 (the “Revolving Credit Agreement”), to expand the existing revolving credit facility by $25 million, thereby increasing the total committed funds available to the Company from $225 million to $250 million. The Revolving Credit Agreement expires on January 31, 2012 and bears interest at either LIBOR plus an applicable margin (0.75% to 1.75%), or the lender’s base rate plus an applicable margin (0.00% to 0.25%). At October 3, 2009 and September 27, 2008, the Revolving Credit Agreement bore interest at the lender’s base rate plus applicable margin (3.25% plus 0% and 5.0% plus 0.00%), or adjusted LIBOR plus applicable margin (0.25% plus 1.25% and 2.71% plus 1.25%), respectively. The Revolving Credit Agreement contains an option to increase the total committed funds available to the Company to a maximum of $300 million, either through any of the existing lenders increasing their commitment or by means of the addition of new lenders. Undrawn portions of the commitments under the Revolving Credit Agreement bear commitment fees at rates between 0.15% and 0.35% per annum. The Revolving Credit Agreement is collateralized by the accounts receivable and inventories of the Company and certain subsidiaries. The Company had $142.0 million and $162.4 million outstanding under the Revolving Credit Agreement at October 3, 2009 and September 27, 2008, respectively.

The Revolving Credit Agreement and the Senior Note Agreement each contain customary representations, warranties, financial covenants, default and pre-payment provisions for these types of financing. Obligations under these credit agreements are senior to the rights of Members with respect to Required Deposits, patronage dividend certificates and subordinated notes (see Notes 10 and 11). Both the Revolving Credit Agreement and the Senior Note Agreement Amendment limit the incurrence of additional funded debt and the incurrence of liens except permitted liens. Examples of default conditions include the failure to pay an installment of principal or interest under the agreements, the making of false representations and warranties, and non-compliance with one or more financial covenants (minimum tangible net worth, fixed charge coverage ratio and funded debt to earnings before interest, income taxes, depreciation, amortization and patronage dividends, “EBITDAP”). The Revolving Credit Agreement and the Senior Note Agreement Amendment both limit distributions to shareholders (including the repurchase of shares) to designated permitted redemptions, and prohibit all distributions and payments on patronage dividend certificates (“Patronage Certificates”) when an event of default has occurred and is continuing.

Unified Grocers, Inc. and Subsidiaries

Notes to Consolidated Financial Statements—(Continued)

In the event the Company is not in compliance with the financial covenants of the Revolving Credit Agreement and the Senior Note Agreement Amendment, the continued availability of loan funds or the terms upon which such loans would be available could be negatively impacted, and the impact to the Company could be material. As of October 3, 2009, the Company was in compliance with all applicable covenants of its Revolving Credit Agreement and Senior Note Agreement Amendment.

Member Financing Arrangement

A $10.0 million credit agreement with NCB is collateralized by Grocers Capital Company’s (“GCC”) loan receivables. GCC is a wholly owned subsidiary of the Company whose primary function is to provide financing to Members who meet certain credit requirements. Funding for loans is derived from the cash reserves of GCC, as well as the $10.0 million credit facility. The credit agreement, which was amended and restated, matures on March 31, 2010. Amounts advanced under the credit agreement bear interest at prime (3.25% and 5.0%) or Eurodollar (0.31% and 3.88%) plus 1.50% and 2.00% at October 3, 2009 and September 27, 2008, respectively. The unused portion of the credit line is subject to a commitment fee of 0.125%. The applicable rate is determined at the Company’s discretion. GCC had no borrowings outstanding at October 3, 2009 and September 27, 2008.

Loan receivables are periodically sold by GCC to NCB through a loan purchase agreement. This loan purchase agreement, which was amended and restated, matures on March 31, 2010. Total loan purchases under the agreement are limited to a total aggregate principal amount outstanding of $35.0 million, modified from the previous agreement limit of $70.0 million, and bear interest at LIBOR plus 2.0% or 2.5% depending on loan type. The loan purchase agreement does not qualify for sale treatment pursuant to ASC Topic 860 “Transfers and Servicing” (formerly disclosed as SFAS No. 140, “Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities—a replacement of FASB Statement No. 125,” as amended by SFAS No. 156, “Accounting for Servicing of Financial Assets”). Accordingly, the Company accounts for the transfer of these financial assets as a secured borrowing with a pledge of collateral. The aggregate amount of secured borrowings with NCB was $0.7 million and $1.6 million at October 3, 2009 and September 27, 2008, respectively. The pledged collateral included in current notes receivable was $0.5 million and $0.8 million and non-current amounts were $0.2 million and $0.8 million at October 3, 2009 and September 27, 2008, respectively. The loans receivable generally bear interest at rates averaging prime/LIBOR plus 1.49%, are paid monthly and have remaining maturity dates ranging from 2010 to 2019.

As a result of NCB’s default under its revolving credit facility (see Note 5), GCC’s ability to sell loans to NCB under the loan purchase agreement or obtain funding under the credit agreement with NCB may be restricted. GCC has adequate capital to fund all current loan commitments and is currently evaluating alternative sources for future borrowings.

Standby Letters of Credit

During fiscal 2005, a Member of the Company entered into a $0.9 million standby letter of credit agreement with the Company’s finance subsidiary to secure insurance coverage provided by the Company’s insurance subsidiary in the event the Member is unable to meet its obligations. During fiscal 2006, this agreement was cancelled and replaced with a new standby letter of credit agreement with the same parties containing similar terms in the amount of $1.1 million. On October 20, 2009, the standby letter of credit agreement was increased to $1.5 million (see Note 18).

From fiscal 2005 to fiscal 2008, the Company’s wholly-owned subsidiary maintained a standby letter of credit agreement to secure workers’ compensation claims in the event it was unable to meet its obligations under these claims. The standby letter of credit was secured by investments of the Company’s wholly-owned subsidiary (see Note 5), and such investments were concurrently released from their deposit restriction by virtue of implementing and maintaining the standby letter of credit. During fiscal 2008, the standby letter of credit agreement was $37.8 million. During fiscal 2009, the standby letter of credit agreement was cancelled effective April 1, 2009. In addition, the Company also has $1.5 million in standby letters of credit outstanding at October 3, 2009, to secure various bank, insurance and vendor obligations.

Unified Grocers, Inc. and Subsidiaries

Notes to Consolidated Financial Statements—(Continued)

Loan Guarantees

The Company also guarantees certain loans made directly to Members by third-party lenders. At October 3, 2009 and September 27, 2008, the maximum principal amount of these guarantees was $50 thousand and $0.1 million, respectively. Member loans, provided by the Company and third parties, are generally secured with collateral, which usually consists of personal and real property owned by Members and may include personal guarantees of Members at the discretion of the Company.

8. Leases

Capital and Operating Leases

The Company has entered into operating leases for certain warehouse, transportation and data processing equipment, and non-cancelable capital leases, primarily for warehouse equipment.

The Company has also entered into operating leases for approximately twenty-six retail supermarkets. The majority of these locations are subleased to various Members of the Company. The operating leases and subleases are non-cancelable, renewable in certain instances, include purchase options that are not bargain purchase options, and require payment of real estate taxes, insurance and maintenance.

Rent expense for operating leases was $24.1 million, $29.4 million and $22.3 million for the fiscal years ended October 3, 2009, September 27, 2008 and September 29, 2007, respectively. Sublease rental income was $4.8 million, $5.4 million and $6.8 million for the fiscal years ended October 3, 2009, September 27, 2008 and September 29, 2007, respectively.

Minimum rentals on equipment under capital leases and properties leased by the Company, including properties subleased to third parties, as of October 3, 2009, are summarized as follows:

(dollars in thousands)
Fiscal year	Capital Leases	Operating Leases
2010	$483	$22,980
2011	141	19,499
2012	131	13,477
2013	19	10,170
2014	—	7,729
Thereafter	—	30,151
Total minimum lease payments	774	$104,006
Less: amount representing interest	(37)
Present value of net minimum lease payments	737
Less: current installments of obligations under capital leases	(456)
Obligations of capital leases excluding current installments	$281

Future minimum sublease rental income on operating leases as of October 3, 2009 is summarized as follows:

(dollars in thousands)
Fiscal year	Operating Leases
2010	$5,475
2011	4,593
2012	3,626
2013	3,070
2014	2,783
Thereafter	12,962

Total future minimum sublease income	$32,509

Unified Grocers, Inc. and Subsidiaries

Notes to Consolidated Financial Statements—(Continued)

Lease Guarantees

At October 3, 2009, the Company was contingently liable with respect to six lease guarantees for certain Members with commitments expiring through 2017. The Company believes the locations underlying these leases are marketable and, accordingly, that it will be able to recover a substantial portion of the guaranteed amounts in the event the Company is required to satisfy its obligations under the guarantees.

The Company’s guarantees of these leases as of October 3, 2009 are summarized in the table below.

(dollars in thousands)
Remaining Lease Term	Guaranteed Leases
Less than 1 year	$2,962
1-3 years	5,383
4-5 years	4,807
More than 5 years	1,483

Total lease guarantees	$14,635

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

Total lease guarantees, as disclosed above, include lease guarantees entered into during fiscal 2006 and fiscal 2004 with respect to two Members. The guarantees consist of one twenty-year term and one ten-year term, respectively, and as of October 3, 2009, the maximum potential amount of future payments that the Company could be required to make as a result of the Member’s non-payment of rent is approximately $3.5 million and $1.5 million, respectively. Pursuant to ASC 460-10, Unified has recorded a liability in connection with these guarantee arrangements. These liabilities, which amount to approximately $0.4 million, at both October 3, 2009 and September 27, 2008, represent the premiums receivable from the Members as consideration for the guarantees, and are deemed to be the fair value of the lease guarantees. The Company does not believe, based on historical experience and information currently available, that it is probable that any amounts will be required to be paid under these guarantee arrangements.

9.    Income Taxes

The significant components of income tax expense are summarized as follows:

(dollars in thousands)
	October 3, 2009	September 27, 2008	September 29, 2007
Federal:
Current	$2,914	$10,390	$9,705
Deferred	4,842	(2,242)	(1,640)

Total federal	7,756	8,148	8,065

State:
Current	(2,000)	1,025	2,041
Deferred	2,101	10	(326)

Total state	101	1,035	1,715

Income taxes	$7,857	$9,183	$9,780

Unified Grocers, Inc. and Subsidiaries

Notes to Consolidated Financial Statements—(Continued)

The effects of temporary differences and other items that give rise to deferred tax assets and liabilities are presented below:

(dollars in thousands)
	October 3, 2009	September 27, 2008
Deferred tax assets:
Accounts receivable	$1,421	$1,104
Accrued benefits	55,708	43,720
Lease reserves	3,942	4,008
Insurance reserves	2,766	2,810
Net operating loss carry forwards	1,014	1,284
Non-qualified written notice of allocation	14,632	16,610
Inventory reserve	744	1,496
Disallowed patronage loss	—	1,594
Credits	1,621	469
Interest capitalization	465	265
Other	442	1,048

Total gross deferred tax assets	$82,755	$74,408

Deferred tax liabilities:
Properties	$40,396	$41,705
Market value adjustment	3,042	1,432
Capitalized software	3,227	2,790
Deferred state taxes	957	1,406
Other	288	382

Total gross deferred tax liabilities	$47,910	$47,715

Net deferred tax assets	$34,845	$26,693

The Company had net deferred tax assets of $34.9 million and $26.7 million, of which $10.2 million and $12.3 million are classified as deferred income taxes in current assets and $24.7 million and $14.4 million are included in other assets in the accompanying consolidated balance sheets as of October 3, 2009 and September 27, 2008, respectively.

A valuation allowance is required to be provided to reduce the deferred tax assets to a level which, more likely than not, will be realized. The Company’s net deferred tax assets of approximately $34.9 million and $26.7 million were not reduced by tax valuation allowances at October 3, 2009 and September 27, 2008. Management evaluated the available positive and negative evidence in determining the realizability of the net deferred tax assets at October 3, 2009 and September 27, 2008 and concluded it is more likely than not that the Company should realize its net deferred tax assets through future operating results and the reversal of taxable temporary differences.

The Company had federal net operating loss carryforwards of approximately $3.1 million and $3.7 million and no state net operating loss carryforwards as of the fiscal years ended October 3, 2009 and September 27, 2008, respectively. A portion of the federal net operating loss has not been utilized in the current year and is being carried forward due to certain limitations under Internal Revenue Code Section 382. The net operating losses expire in 2018 for federal income taxes.

Unified Grocers, Inc. and Subsidiaries

Notes to Consolidated Financial Statements—(Continued)

The provision for income taxes at the Company’s effective tax rate differed from the provision for income taxes at the federal statutory rate (35%) as follows:

(dollars in thousands)
	October 3, 2009	September 27, 2008	September 29, 2007
Federal income tax expense at the statutory rate	$7,914	$9,293	$8,465
State income taxes, net of federal income tax benefit	66	673	1,115
Tax exempt income and dividends received deduction	(17)	—	(32)
Extraterritorial income exclusion	—	—	(22)
Disallowed loss	—	36	625
Officers’ life insurance	242	972	(644)
Adjustment to prior year tax liabilities	(224)	351	280
VIE lease reserve	—	(2,407)	—
Other, net	(124)	265	(7)

Provision for income taxes	$7,857	$9,183	$9,780

The Company adopted FIN No. 48 commencing in the first quarter of the Company’s fiscal year-end 2008. FIN No. 48 is now incorporated within ASC Topic 740, “Income Taxes.” The adoption of FIN 48 did not have a material impact on the Company’s financial condition and results of operations. At October 3, 2009, the Company had no unrecognized tax benefits that, if recognized, would materially affect the Company’s effective income tax rate in future periods. Management is currently unaware of any issues under review that could result in significant payments, accruals or material deviations from its recognized tax positions. Effective upon adoption of FIN No. 48, the Company continues to recognize interest and penalties accrued related to unrecognized tax benefits and penalties within its provision for income taxes. The Company had no material interest and penalties accrued at October 3, 2009. Prior to its adoption of FIN No. 48, the Company recognized such interest and penalties, which were immaterial in prior periods, within its provision for income taxes.

The Company completed federal income tax examinations for its fiscal years 2004 and 2005, resulting in no adjustments to its tax returns. With limited exceptions, the Company is no longer subject to federal income tax examinations for fiscal years prior to 2006. As of October 3, 2009, the Company is subject to income tax examinations for its U.S. federal income taxes for fiscal years 2006 through 2008 and for state and local income taxes for fiscal years 2004 through 2008.

10.    Patronage Dividends

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

Unified Grocers, Inc. and Subsidiaries

Notes to Consolidated Financial Statements—(Continued)

regardless of geographic location. Patronage dividends for this division are paid based on the qualified patronage purchases of the following types of products: dry grocery, deli, health and beauty care, tobacco, general merchandise, frozen food, ice cream, meat, produce and bakery.

The following table summarizes the patronage dividend earnings of Unified during the past three fiscal years.

(dollars in thousands)
Division	2009	2008	2007
Cooperative	$4,933	$11,343	$6,528
Southern California Dairy	10,172	10,065	10,544
Pacific Northwest Dairy	1,618	651	608

Total	$16,723	$22,059	$17,680

For fiscal 2009, fiscal 2008 and fiscal 2007, patronage dividends in the Cooperative Division are distributed to Members as follows:

•	The first 30% of the patronage dividend is non-qualified and distributed in Class E Shares.

•	The remaining 70% of the patronage dividend is qualified and distributed as a combination of cash and Class B Shares as follows:

•	The first 20% of this portion of the dividend is distributed in cash.

•

The remaining amount is distributed in Class B Shares to the extent of any deficiency in the Member meeting its Class B Share Requirement, and the remainder is deposited in cash to the Member’s deposit fund.

The accompanying financial statements reflect patronage dividends earned by Members as of the fiscal year ended October 3, 2009. The actual distribution of the dividend is anticipated to take place in January 2010.

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

Unified Grocers, Inc. and Subsidiaries

Notes to Consolidated Financial Statements—(Continued)

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

Such persons or entities who from time to time may be accepted as new Members of Unified will be required to purchase or subscribe for the purchase of the number of Class A Shares in the manner set forth in the preceding paragraph. The price for these shares is the Exchange Value Per Share of the Company’s outstanding shares at the close of the fiscal year end prior to purchase. At October 3, 2009 and September 27, 2008, the Exchange Value Per Share was $290.37 and $273.97, respectively. Any subscription will require a minimum cash down payment with terms to be determined by the Board. Unified at its option may, as a condition to accepting a Member, require that instead of issuing Class A Shares, such Member purchase said shares from a terminated Member at the same price which would have been payable had the new Member purchased said shares from Unified.

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

Members and those persons or entities who from time to time may be accepted as new Members of Unified will be issued Class B Shares in the manner described below. New Members typically must satisfy their Class B Share requirement entirely through the holding of Class B Shares by the end of the sixth year of membership. Class B Shares required to be held by a new Member may be purchased directly at the time of admission as a Member or may be acquired over the five consecutive fiscal years commencing with the first year after admission as a Member at the rate of 20% per year, if a subordinated cash deposit (“Required Deposit”) is provided for the full amount of the Class B Share requirement during the five-year build-up of the Class B Share requirement. The Required Deposit may generally be paid either in full upon acceptance as a Member or 75% upon acceptance and the balance paid over a 26-week period. Required Deposits for new stores or growth in the sales of existing stores can be paid either in full or with a 50% down payment and the balance paid over a 26-week period; replacement stores typically are treated as new stores for purposes of determining the treatment of the Required Deposit. Certain Members, including former shareholders of United Grocers, Inc. (“United”) or AG, may elect to satisfy their Class B Share requirement only with respect to stores owned at the time of admission as a Member solely from their patronage dividend distributions, and are not required to provide a Required Deposit. In order to be eligible to elect to satisfy their Class B Share requirement solely from patronage dividend distributions, former shareholders of AG were also required to enter into supply agreements with the Company. Member and Non-Member customers may be required to provide a non-subordinated credit deposit (“Credit Deposit”) in order to purchase products on credit terms established by the Company. “Credit Deposit” means any non-subordinated deposit that is required to be maintained by such Member or Non-Member customer in accordance with levels established by the credit office of Unified from time to time in excess of the amount of Required Deposits set by the Board.

Unified Grocers, Inc. and Subsidiaries

Notes to Consolidated Financial Statements—(Continued)

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

Certain Members, including former shareholders of United and AG, may elect to satisfy their Class B Share requirement with respect to stores owned at the time of admission as a Member solely from their patronage dividend distributions by electing to receive Class B Shares in lieu of 80% of the Cooperative Division qualified cash patronage dividends the Member otherwise would receive in the future until the Class B Share requirement is satisfied. In order to be eligible to elect to satisfy their Class B Share requirement solely from patronage dividend distributions, former shareholders of AG were also required to enter into supply agreements with the Company. During the build-up of its Class B Share requirement, such Member is not required to provide a Required Deposit with respect to stores owned at the time of admission as a Member but may be required to provide a non-subordinated Credit Deposit. Satisfaction of the Class B Share requirement of such Members relating to new stores or growth in the sales of existing stores may not be satisfied solely from their patronage dividend distributions, but is subject to the same payment requirements as apply to other Members.

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

Unified Grocers, Inc. and Subsidiaries

Notes to Consolidated Financial Statements—(Continued)

repurchase as described below (see “Redemption of Capital Shares”). The Company does not permit the Member to offset any obligations owing to Unified against the Required Deposit.

Class C Shares.    There are 24 authorized Class C Shares of which 15 were outstanding as of October 3, 2009 and September 27, 2008. Class C Shares are held by directors of the Company. Each director purchases one Class C Share for its stated value of ten dollars. Class C Shares are non-voting director qualifying shares, with no rights as to dividends or other distributions, and share in liquidation at a value of ten dollars per share. During fiscal 2007, the Board approved a resolution to redeem the Class C Shares, and the Company’s intention is to redeem and simultaneously cancel the outstanding shares.

Class E Shares.    In December 2002, as part of the Company’s fiscal 2003 equity enhancement plan, a new class of equity, denominated “Class E Shares,” was created. Class E Shares were issued as a portion of the patronage dividends issued for the Cooperative Division in fiscal years 2003 through 2009, and may be issued as a portion of the patronage dividends issued for the Cooperative Division in future periods, as determined annually at the discretion of the Board. The Class E Shares have a stated value of $100 per share, and, unless required by law, are non-voting equity securities. Dividends on Class E Shares may be declared and may be payable in unique circumstances solely at the discretion of the Board. Class E Shares are transferable only with the consent of the Company, which will normally be withheld except in connection with the transfer of a Member’s business to an existing or new Member for continuation of such business. Class E Shares become eligible for redemption ten years after their date of issuance. Pursuant to the Company’s redemption policy, Class E Shares will not be repurchased for ten years from their date of issuance unless approved by the Board or upon sale or liquidation of the Company. Thereafter, shares may be repurchased by the Company subject to the limitations of California General Corporation Law, credit agreements, the Articles of Incorporation and Bylaws, redemption policy and approval by the Board.

Redemption of Capital Shares.    The Articles of Incorporation and Bylaws currently provide that Unified’s Board has the absolute discretion to repurchase any Class A Shares, Class B Shares or Class E Shares of any outgoing Member regardless of when the membership terminated, and any Class B Shares in excess of the Class B Share requirement (“Excess Class B Shares”) held by a current Member, whether or not the shares have been tendered for repurchase and regardless of when the shares were tendered. The repurchase of Class A Shares, Class B Shares or Class E Shares is solely at the discretion of the Board. The Board considers the redemption of eligible Class A Shares on a quarterly basis. All other shares eligible for redemption are considered by the Board on an annual basis. Class E Shares become eligible for redemption ten years after their date of issuance. Pursuant to the Company’s redemption policy, Class E Shares will not be repurchased for ten years from their date of issuance unless approved by the Board or upon sale or liquidation of the Company. The Class E Shares, when redeemed, will be redeemed at stated value.

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

Unified Grocers, Inc. and Subsidiaries

Notes to Consolidated Financial Statements—(Continued)

The following tables summarize the Class A and Class B Shares tendered for redemption, shares converted, shares redeemed, and the remaining number of shares and their associated redemption value pending redemption at the fiscal year end of each of the following periods:

(dollars in thousands)
Class A Shares	Tendered	Redeemed	Remaining	Redemption Value at Fiscal year-end
Fiscal 2006			3,550	$695
Fiscal 2007	12,600	13,750	2,400	$535
Fiscal 2008	14,700	13,600	3,500	$860
Fiscal 2009	10,850	11,550	2,800	$767

(dollars in thousands)
Class B Shares	Tendered	Converted		Redeemed	Remaining	Redemption Value at Fiscal year-end
Fiscal 2006					46,483	$8,382
Fiscal 2007	18,351	4,911	(a)	23,405	36,518	$7,179
Fiscal 2008	17,482	350		21,648	32,002	$7,217
Fiscal 2009	8,146	—		23,309	16,839	$4,245

(a)	Shares converted to Class A Shares pursuant to the Company’s equity enhancement program.

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

In association with the Acquisition, the Company assumed the Cash Balance Retirement Plan for Employees of Associated Grocers, Incorporated (“AG Cash Balance Plan”), which was a noncontributory defined benefit pension plan covering eligible employees of Associated Grocers, Incorporated who were not subject to a collective bargaining agreement. Prior to December 31, 2008, benefits under the AG Cash Balance Plan were provided through a trust and also through annuity contracts. Effective as of December 31, 2008 (the “Plan Merger Date”), the AG Cash Balance Plan was merged with and into the Unified Cash Balance Plan. Accordingly, subsequent to the Plan Merger Date, the terms and conditions governing the participants in the AG Cash Balance Plan are set forth as described in the Company’s Amended and Restated Unified Grocers, Inc. Cash Balance Plan, effective January 1, 2009 (see Exhibit 10.38.6 to the Company’s Quarterly Report on Form 10-Q for the quarterly period ended December 27, 2008, filed on February 10, 2009 for additional information). As to the AG Participants, the terms of the AG Cash Balance Plan that existed prior to the Plan Merger Date were effective through the Plan Merger Date. AG Participants’ periods of service (as defined in the AG Cash Balance Plan) were determined and frozen as of the Plan Merger Date, such that no AG Participant accrued any additional service after such date. Additionally, AG Participants’ accrued benefits under the AG Cash Balance Plan were frozen as of the Plan Merger Date, and no AG Participant accrued additional pay credits or interest (as defined in the AG Cash Balance Plan) after the Plan Merger Date. Effective January 1, 2009, all qualifying employees of the Company not subject to a collective bargaining agreement (including AG Participants) will accrue benefits pursuant to the Unified Cash Balance Plan. For comparative and informational purposes herein, as the Plan Merger Date occurred during the current fiscal year, certain amounts attributable to each of the Unified and AG Cash Balance Plans are disclosed separately and

Unified Grocers, Inc. and Subsidiaries

Notes to Consolidated Financial Statements—(Continued)

represent components of the combined Unified Cash Balance Plan at fiscal year-end October 3, 2009. Subsequent to fiscal year-end October 3, 2009, the related trust accounts were also combined and all future reporting will be disclosed and displayed on a combined basis.

The Company also sponsors an Executive Salary Protection Plan (“ESPP”) that provides supplemental post-termination retirement income based on each participant’s final salary and years of service as an officer of the Company. Depending on when the officer became a participant in the ESPP, final salary is defined as the highest compensation of the last three years preceding employment separation or the average of the highest five years of compensation out of the last ten years preceding employment separation. Funds are held in a rabbi trust for the ESPP consisting primarily of life insurance policies reported at cash surrender value and mutual fund investments consisting of various publicly-traded mutual funds reported at estimated fair value based on quoted market prices. In accordance with ASC Topic 710, “Compensation—General” (formerly disclosed as EITF No. 97-14, “Accounting for Deferred Compensation Arrangements Where Amounts Earned are Held in a Rabbi Trust”), the assets and liabilities of a rabbi trust must be accounted for as if they are assets and liabilities of the Company. The assets held in the rabbi trust are not available for general corporate purposes. The rabbi trust is subject to creditor claims in the event of insolvency. In addition, all earnings and expenses of the rabbi trust are reported in the Company’s consolidated statement of earnings. The cash surrender value of such life insurance policies aggregated $14.5 million and $15.0 million at October 3, 2009 and September 27, 2008, respectively, and are included in other assets in the Company’s consolidated balance sheets. Mutual funds reported at their estimated fair value of $5.5 million and $2.5 million at October 3, 2009 and September 27, 2008, respectively, are included in other assets in the Company’s consolidated balance sheets. The related accrued benefit cost (representing the Company’s benefit obligation to participants) of $29.2 million and $21.9 million at October 3, 2009 and September 27, 2008, respectively, is recorded in long-term liabilities, other in the Company’s accompanying consolidated balance sheets. The rabbi trust is subject to creditor claims in the event of insolvency. The ESPP accrued benefit cost is included in the pension tables below. However, the trust assets are excluded from ESPP plan assets as they do not qualify as plan assets under ASC Topic 715, “Compensation—Retirement Benefits” (formerly disclosed as SFAS No. 87, “Employers’ Accounting for Pensions”).

Pension expense for the Unified Cash Balance Plan, AG Cash Balance Plan (fiscal years 2008 and 2009 only) and ESPP totaled $7.1 million, $4.6 million and $4.9 million for the fiscal years ended October 3, 2009, September 27, 2008 and September 29, 2007, respectively.

The components of net periodic cost for the Unified Cash Balance Plan, AG Cash Balance Plan and ESPP consist of the following (measured at September 30, 2009 and June 30, 2008 and 2007 for fiscal 2009, 2008 and 2007, respectively):

(dollars in thousands)
	Unified Cash Balance Plan
	October 3, 2009	September 27, 2008	September 29, 2007
Service cost	$3,174	$3,120	$3,149
Interest cost	7,791	7,079	6,626
Expected return on plan assets	(8,279)	(8,554)	(7,296)
Amortization of prior service cost	7	8	—

Net periodic cost	$2,693	$1,653	$2,479

Unified Grocers, Inc. and Subsidiaries

Notes to Consolidated Financial Statements—(Continued)

(dollars in thousands)
	AG Cash Balance Plan
		October 3, 2009	September 27, 2008
Service cost		$435	$456
Interest cost		2,426	2,236
Expected return on plan assets		(2,361)	(2,741)
Amortization of prior service cost		3	2
Actuarial loss		67	—

Net periodic cost		$570	$(47)

(dollars in thousands)
	ESPP
	October 3, 2009	September 27, 2008	September 29, 2007
Service cost	$1,770	$1,466	$1,208
Interest cost	1,506	1,152	1,000
Amortization of prior service cost	241	241	241
Recognized actuarial loss	316	117	—

Net periodic cost	$3,833	$2,976	$2,449

The Company’s fiscal 2009 pension expense includes an approximate $0.6 million charge for the Unified and AG Cash Balance Plans and ESPP plan combined as a result of amortizing prior service costs of $0.2 million and an actuarial loss of $0.4 million from accumulated other comprehensive income into pension expense over the 2009 fiscal year.

SFAS No. 158, as previously adopted, included a requirement for employers to measure plan assets and benefit obligations as of their fiscal year-end statement of financial position effective for fiscal years ending after December 15, 2008. Accordingly, the Company adopted this requirement effective for the fiscal year ended October 3, 2009. As a result, the information presented in the following tables was measured as of September 30, 2009 for fiscal 2009 and measured as of June 30, 2008 and 2007 for fiscal 2008 and 2007, respectively. Pursuant to the adoption criteria of SFAS No. 158, the Company recorded a total charge of $1.5 million (net of income taxes of $0.9 million) to beginning retained earnings on its consolidated October 3, 2009 year-end statement of financial position. This charge included $0.4 million, $0.6 million and $0.5 million (each net of income taxes) for the Unified Cash Balance Plan, ESPP and postretirement benefit plans, respectively. The AG Cash Balance Plan was previously measured at September 27, 2008 and was not subject to the measurement date change adjustment.

The following table sets forth the change in benefit obligation for the Unified Cash Balance Plan and ESPP (measured at September 30, 2009 and June 30, 2008 for fiscal 2009 and fiscal 2008, respectively):

(dollars in thousands)
	Unified Cash Balance Plan		ESPP
	October 3, 2009	September 27, 2008	October 3, 2009	September 27, 2008
Benefit obligation at beginning of year	$113,472	$110,860	$21,872	$18,377
Service cost	3,174	3,120	1,770	1,466
Interest cost	7,791	7,079	1,506	1,152
Retained earnings adjustment—measurement date change pursuant to SFAS No. 158	2,741	—	819	—
Actuarial loss/(gain)	16,317	(3,850)	3,678	1,460
Benefits paid	(4,818)	(3,737)	(461)	(583)

Benefit obligation at end of year	$138,677	$113,472	$29,184	$21,872

Unified Grocers, Inc. and Subsidiaries

Notes to Consolidated Financial Statements—(Continued)

The following table sets forth the change in benefit obligation for the AG Cash Balance Plan (measured at September 30, 2009 and September 27, 2008 for fiscal 2009 and fiscal 2008, respectively):

(dollars in thousands)
	AG Cash Balance Plan
	October 3, 2009	September 27, 2008
Benefit obligation at beginning of year	$33,329	$35,304
Service cost	435	456
Interest cost	2,426	2,236
Plan amendments	—	15
Actuarial loss/(gain)	9,424	(2,881)
Benefits paid	(1,868)	(1,801)

Benefit obligation at end of year	$43,746	$33,329

The following table sets forth the change in plan assets for the Unified Cash Balance Plan and ESPP (measured at September 30, 2009 and June 30, 2008 for fiscal 2009 and fiscal 2008, respectively):

(dollars in thousands)
	Unified Cash Balance Plan		ESPP
	October 3, 2009	September 27, 2008	October 3, 2009	September 27, 2008
Fair value of plan assets at beginning of year	$93,107	$99,597	$—	$—
Actual return on plan assets	180	(8,520)	—	—
Employer contribution	14,039	5,767	461	583
Benefits paid	(4,818)	(3,737)	(461)	(583)

Fair value of plan assets at end of year	$102,508	$93,107	$—	$—

The following table sets forth the change in plan assets for the AG Cash Balance Plan (measured at September 30, 2009 and September 27, 2008 for fiscal 2009 and fiscal 2008, respectively):

(dollars in thousands)
	AG Cash Balance Plan
	October 3, 2009	September 27, 2008
Fair value of plan assets at beginning of year	$28,445	$31,936
Actual return on plan assets	(480)	(4,175)
Employer contribution	992	2,485
Benefits paid	(1,868)	(1,801)

Fair value of plan assets at end of year	$27,089	$28,445

Unified Grocers, Inc. and Subsidiaries

Notes to Consolidated Financial Statements—(Continued)

The accrued pension and other benefit costs recognized for the Unified Cash Balance Plan and ESPP in the accompanying consolidated balance sheets are computed as follows:

(dollars in thousands)
	Unified Cash Balance Plan		ESPP
	October 3, 2009	September 27, 2008	October 3, 2009	September 27, 2008
Funded status at September 30, 2009 and June 30, 2008, respectively (under-funded)	$(36,169)	$(20,365)	$(29,184)	$(21,872)
Unrecognized actuarial loss/(gain)	—	—	—	—
Unrecognized prior service cost	—	—	—	—
Fourth quarter employer contribution	—	7,243	—	—

Net amount recognized	$(36,169)	$(13,122)	$(29,184)	$(21,872)

The accrued pension and other benefit costs recognized for the AG Cash Balance Plan in the accompanying consolidated balance sheets are computed as follows:

(dollars in thousands)
	AG Cash Balance Plan
	October 3, 2009	September 27, 2008
Funded status at September 30, 2009 and September 27, 2008, respectively (under-funded)	$(16,657)	$(4,884)
Unrecognized actuarial loss/(gain)	—	—
Unrecognized prior service cost	—	—
Fourth quarter employer contribution	—	—

Net amount recognized	$(16,657)	$(4,884)

The Company’s adoption of SFAS No. 158 (now incorporated within ASC Topic 715-20 “Compensation—Retirement Benefits—Defined Benefits Plans—General”) in the fourth quarter of its fiscal year ended September 29, 2007 required recognition of the funded (under-funded) status of each of the defined benefit pension plans, and therefore eliminated unrecognized actuarial gains and losses and prior service costs, which in previous years represented the impact of actuarial assumption changes for the Unified Cash Balance Plan and ESPP and cumulative prior service costs for new entrants into the ESPP which had not been recognized in the financial statements in years prior to September 29, 2007.

The following table sets forth the amounts recognized in the consolidated balance sheets for the Unified Cash Balance Plan and ESPP (measured at September 30, 2009 and June 30, 2008 for fiscal 2009 and fiscal 2008, respectively):

(dollars in thousands)
	Unified Cash Balance Plan		ESPP
	October 3, 2009	September 27, 2008	October 3, 2009	September 27, 2008
Accrued benefit cost	$(6,642)	$(10,071)	$(21,598)	$(17,268)
Accumulated other comprehensive earnings (loss)	(29,527)	(3,051)	(7,586)	(4,604)

Net amount recognized	$(36,169)	$(13,122)	$(29,184)	$(21,872)

Unified Grocers, Inc. and Subsidiaries

Notes to Consolidated Financial Statements—(Continued)

The following table sets forth the amounts recognized in the consolidated balance sheets for the AG Cash Balance Plan (measured at September 30, 2009 and September 27, 2008 for fiscal 2009 and fiscal 2008, respectively):

(dollars in thousands)
	AG Cash Balance Plan
	October 3, 2009	September 27, 2008
Accrued benefit cost	$(396)	$(818)
Accumulated other comprehensive earnings (loss)	(16,261)	(4,066)

Net amount recognized	$(16,657)	$(4,884)

Pursuant to SFAS No. 158, the following tables reconcile the change in net periodic benefit cost, plan assets, benefit obligation and accumulated other comprehensive (income) loss (and components thereof) for the Unified Cash Balance Plan:

(dollars in thousands)
Unified Cash Balance Plan						Accumulated Other Comprehensive Income Components
October 3, 2009	Annual Cost	Retained Earnings	Plan Assets	Benefit Obligation	Accumulated Other Comprehensive (Income)/Loss	Deferred Plan Amendment (Unrecognized Prior Service Cost)	Deferred Actuarial (Gains)/ Losses
Beginning balance			$93,107	$(113,472)	$3,050	$68	$2,982
Service cost	$3,174		—	(3,174)	—	—	—
Interest cost	7,791		—	(7,791)	—	—	—
Service cost—measurement date change pursuant to SFAS No. 158		$793	—	(793)	—	—	—
Interest cost—measurement date change pursuant to SFAS No. 158		1,948	—	(1,948)	—	—	—
Actual return (gain)/loss	(180)	—	180	—	—	—	—
Basic annual cost	10,785	—	—	—	—	—	—
Contributions	—	—	14,039	—	—	—	—
Benefits paid	—	—	(4,818)	4,818	—	—	—
Deferrals
Unexpected return adjustment	(8,099)	—	—	—	8,099	—	8,099
Expected Return adjustment—measurement date change pursuant to SFAS No. 158	—	(2,070)	—	—	2,070	—	2,070
Unrecognized actuarial loss/(gain)	—	—	—	(16,317)	16,317	—	16,317
Amortization
Prior service cost (“PSC”)	7	—	—	—	(7)	(7)	—
PSC—measurement date change pursuant to SFAS No. 158		2			(2)	(2)	—

Ending balance	$2,693	$673	$102,508	$(138,677)	$29,527	$59	$29,468

Unified Grocers, Inc. and Subsidiaries

Notes to Consolidated Financial Statements—(Continued)

Pursuant to SFAS No. 158, the following tables reconcile the change in net periodic benefit cost, plan assets, benefit obligation and accumulated other comprehensive (income) loss (and components thereof) for the ESPP:

(dollars in thousands)
ESPP Plan						Accumulated Other Comprehensive Income Components
October 3, 2009	Annual Cost	Retained Earnings	Plan Assets	Benefit Obligation	Accumulated Other Comprehensive (Income)/Loss	Deferred Prior Service Cost	Deferred Actuarial (Gains)/ Losses
Beginning balance			$—	$(21,872)	$4,604	$754	$3,850
Service cost	$1,770		—	(1,770)	—	—	—
Interest cost	1,506		—	(1,506)	—	—	—
Service cost—measurement date change pursuant to SFAS No. 158		$443	—	(443)
Interest cost—measurement date change pursuant to SFAS No. 158		376	—	(376)

Basic annual cost	3,276	—	—	—	—	—	—
Contributions	—	—	461	—	—	—	—
Benefits paid	—	—	(461)	461	—	—	—
Deferrals
Unrecognized actuarial loss/(gain)	—	—	—	(3,678)	3,678	—	3,678
Amortization
Prior service cost (“PSC”)	241	—	—	—	(241)	(241)	—
Unrecognized actuarial loss/(gain)	316	—	—	—	(316)		(316)
PSC—measurement date change pursuant to SFAS No. 158	—	60	—	—	(60)	(60)	—
Unrecognized loss/(gain)—measurement date change pursuant to SFAS No. 158	—	79	—	—	(79)	—	(79)

Ending balance	$3,833	$958	$—	$(29,184)	$7,586	$453	$7,133

Pursuant to SFAS No. 158, the following tables reconcile the change in net periodic benefit cost, plan assets, benefit obligation and accumulated other comprehensive (income) loss (and components thereof) for the AG Cash Balance Plan:

(dollars in thousands)
AG Cash Balance Plan					Accumulated Other Comprehensive Income Components
October 3, 2009	Annual Cost	Plan Assets	Benefit Obligation	Accumulated Other Comprehensive (Income)/Loss	Deferred Prior Service Cost	Deferred Actuarial (Gains)/Losses
Beginning balance		$28,445	$(33,329)	$4,065	$30	$4,035
Service cost	$435	—	(435)	—	—	—
Interest cost	2,426	—	(2,426)	—	—	—
Actual return (gain)/loss	480	(480)	—	—	—	—

Basic annual cost	3,341	—	—	—	—	—
Contributions	—	992	—	—	—	—
Benefits paid	—	(1,868)	1,868	—	—	—
Deferrals
Unexpected return adjustment	(2,841)	—	—	2,841	—	2,841
Plan amendments	—	—	—	—	—	—
Unrecognized actuarial loss/(gain)	—	—	(9,424)	9,424	—	9,424
Amortization
Prior service cost	3	—	—	(3)	(3)	—
Unrecognized actuarial loss/(gain)	67	—	—	(67)	—	(67)

Ending balance	$570	$27,089	$(43,746)	$16,260	$27	$16,233

Unified Grocers, Inc. and Subsidiaries

Notes to Consolidated Financial Statements—(Continued)

The weighted-average assumptions used in computing the preceding information for the Unified Cash Balance Plan and the ESPP as of September 30, 2009 and June 30, 2008 and 2007 (the annual plan measurement dates) and for the AG Cash Balance Plan as of September 30, 2009 and September 27, 2008 (the annual plan measurement dates) were as follows:

Unified Cash Balance Plan	2009	2008	2007
Benefit obligations:
Discount rate for benefit obligation	5.75%	7.00%	6.50%
Rate of compensation increase	3.50%	4.75%	4.25%
Net periodic cost:
Discount rate for net periodic benefit cost	7.00%	6.50%	6.50%
Expected long-term return on plan assets	8.50%	8.50%	8.50%
Rate of compensation increase	4.75%	4.25%	4.25%

ESPP	2009	2008	2007
Benefit obligations:
Discount rate for benefit obligation	5.75%	7.00%	6.50%
Rate of compensation increase	3.50%	4.75%	4.25%
Net periodic cost:
Discount rate for net periodic benefit cost	7.00%	6.50%	6.50%
Expected long-term return on plan assets	N/A	N/A	N/A
Rate of compensation increase	4.75%	4.25%	4.25%

AG Cash Balance Plan	2009	2008
Benefit obligations:
Discount rate for benefit obligation	5.75%	7.50%
Rate of compensation increase	3.50%	4.75%
Net periodic cost:
Discount rate for net periodic benefit cost	7.50%	6.50%
Expected long-term return on plan assets	8.50%	8.50%
Rate of compensation increase	4.75%	4.25%

The Company’s fiscal 2009 pension expense was calculated based upon a number of actuarial assumptions, including an expected long-term rate of return on plan assets of 8.50%. In developing the long-term rate of return assumption, the Company evaluated historical asset class returns based on broad equity and bond indices. The expected long-term rate of return on plan assets assumes an asset allocation of approximately 65% equity, 27.5% fixed income financial instruments and 7.5% alternative investments. The Company regularly reviews with its third party advisors the asset allocation and periodically rebalances the investment mix to achieve certain investment goals when considered appropriate (see further discussion and related table under “Plan Assets” below). Actuarial assumptions, including the expected rate of return, are reviewed at least annually, and are adjusted as necessary. Lowering the expected long-term rate of return on the Company’s plan assets (for the Unified and AG Cash Balance Plans) by 0.50% (from 8.50% to 8.00%) would have increased its pension expense for fiscal 2009 by approximately $0.6 million.

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

Unified Grocers, Inc. and Subsidiaries

Notes to Consolidated Financial Statements—(Continued)

The discount rate that was utilized for determining the Company’s fiscal 2009 pension obligation and projected fiscal 2010 net periodic benefit cost for the Unified Cash Balance Plan and the ESPP was selected to reflect the rates of return currently available on high quality fixed income securities whose cash flows (via coupons and maturities) match the timing and amount of future benefit payments of the plan. Bond information was provided by a recognized rating agency for all high quality bonds receiving one of the two highest ratings. As a result of this modeling process, the discount rate was decreased from 7.00% at June 30, 2008 to 5.75% at September 30, 2009. The discount rate that was utilized for determining the portion of the former AG Cash Balance Plan’s fiscal 2009 pension obligation and projected fiscal 2010 net periodic benefit cost (now combined with the Unified Cash Balance Plan) was correspondingly selected to reflect the rates of return currently available on high quality fixed income securities whose cash flows (via coupons and maturities) match the timing and amount of future benefit payments of the plan. Bond information was provided by a recognized rating agency for all high quality bonds receiving one of the two highest ratings. As a result of this modeling process, the discount rate was decreased from 7.50% at September 27, 2008 to 5.75% at September 30, 2009.

Plan Assets

The Company’s Unified Cash Balance Plan weighted-average asset allocation at October 3, 2009 (combined with the former AG Cash Balance Plan) and September 27, 2008 (prior to the Plan Merger Date), by asset category is as follows:

(dollars in thousands)
	October 3, 2009	September 27, 2008
Asset Category:
Equity securities	$88,640	$62,290
Debt securities	38,450	27,302
Other	2,507	3,515

Total	$129,597	$93,107

The Company’s AG Cash Balance Plan weighted-average asset allocation at September 27, 2008, by asset category is as follows:

(dollars in thousands)
September 27, 2008
Asset Category:
Equity securities	$18,174
Debt securities	9,873
Other	398

Total	$28,445

The assets of the Unified Cash Balance Plan (and AG Cash Balance Plan at September 27, 2008) are invested to provide safety through diversification in a portfolio of common stocks, bonds, cash equivalents and other investments that may reflect varying rates of return. The overall return objective for the portfolio is a reasonable rate consistent with the risk levels established by the Company’s Benefits Committee. The investments are to be diversified within asset classes (e.g., equities should be diversified by economic sector, industry, quality and size). The assets held by the AG Cash Balance Plan were transferred to the Unified Cash Balance Plan as of the Plan Merger Date.

Unified Grocers, Inc. and Subsidiaries

Notes to Consolidated Financial Statements—(Continued)

The long-term target asset allocation for the investment portfolio is divided into four asset classes as follows:

Asset Classes	Maximum %	Minimum %	Target %
Equities	80%	55%	65%
Fixed Income	40%	20%	27.5%
Alternative Investments	15%	0%	7.5%
Cash Equivalents	30%	0%	0%

The equity segment is further diversified by exposure to domestic and international, small and large capitalization, and growth and value stocks. The fixed income segment is subject to quality and duration targets, and is invested in core fixed income and high yield sectors. The purpose of using alternative investments is to reduce the volatility of the overall portfolio and to provide an alternative source of return from that of the domestic capital markets. Alternative investment strategies are defined as investment programs that offer the portfolios access to strategies that have low relative correlation to the domestic equity and fixed income markets. They may include alternative asset classes such as real estate, venture or private capital as well as a variety of investment strategies using marketable securities that seek to generate absolute positive returns regardless of the direction of the capital markets. The percentage of total assets allocated to cash equivalents should be sufficient to assure liquidity to meet disbursements and general operational expenses. Cash equivalents may also be used as an alternative to other investments when the investment manager believes that other asset classes carry higher than normal risk.

The credit and liquidity crisis in the United States and throughout the global financial system triggered substantial volatility in the world financial markets and banking system. As a result, the investment portfolios of the Unified and AG Cash Balance Plans incurred significant declines in fair value during fiscal 2008. While the value of the investment portfolios has stabilized during fiscal 2009, the values of each plan’s individual investments have and will fluctuate in response to changing market conditions; accordingly, the amount of losses that will be recognized in subsequent periods, if any, cannot be determined.

The value of each plan’s investments has a direct impact on its funded status. The actual impact, if any, and future required contributions cannot be determined at this time.

Contributions

Contributions to the Unified and AG Cash Balance Plans are made in amounts that are at least sufficient to meet the minimum funding requirements of applicable laws and regulations, but no more than amounts deductible for federal income tax purposes. During fiscal 2009, the Company contributed $3.0 million and $3.8 million to the Unified Cash Balance Plan for the 2009 plan year and 2008 plan year, respectively. The Company contributed $0.7 million and $0.3 million to the AG Cash Balance Plan for the 2009 plan year and 2008 plan year, respectively. In addition, the Company also contributed $0.5 million in fiscal 2009 to the ESPP to fund benefit payments to participants. At this time, the Company expects to make estimated minimum contributions to the Unified Cash Balance Plan (combined with the former AG Cash Balance Plan) totaling $6.4 million in fiscal 2010, comprised of $3.3 million for the 2010 plan year and $3.1 million for the 2009 plan year. Additional contributions, if any, for the 2009 plan year will be due by September 15, 2010, while contributions for the 2010 plan year will be due by September 15, 2011. In addition, the Company expects to contribute $0.4 million to the ESPP to fund projected benefit payments to participants in fiscal 2010.

The Company also made contributions of $14.8 million, $13.0 million and $12.2 million for the fiscal years ended October 3, 2009, September 27, 2008 and September 29, 2007, respectively, to collectively bargained, multi-employer defined benefit pension plans in accordance with the provisions of negotiated labor contracts. Information from the plans’ administrators is not available to permit the Company to determine its proportionate share of termination liability, if any.

The Company has a Sheltered Savings Plan (“SSP”), which is a defined contribution plan, adopted pursuant to Section 401(k) of the Internal Revenue Code for substantially all of its nonunion employees. The Company

Unified Grocers, Inc. and Subsidiaries

Notes to Consolidated Financial Statements—(Continued)

matches, after an employee’s one year of service, each dollar deferred up to 4% of compensation and, at its discretion, matches 40% of amounts deferred between 4% and 8%. At the end of each plan year, the Company may also contribute an amount equal to 2% of the compensation of those participants employed at that date. Participants are immediately 100% vested in the Company’s contribution.

The Company contributed approximately $5.0 million, $4.2 million and $3.9 million related to its SSP in the fiscal years ended October 3, 2009, September 27, 2008 and September 29, 2007, respectively.

The Company has a nonqualified Deferred Compensation Plan (“DCP”), which allows eligible employees to defer and contribute to an account a percentage of compensation on a pre-tax basis, as defined in the plan, in excess of amounts contributed to the SSP pursuant to IRS limitations, the value of which is measured by the fair value of the underlying investments. The Company informally funds its deferred compensation liability with assets held in a rabbi trust consisting primarily of life insurance policies reported at cash surrender value. The assets held in the rabbi trust are not available for general corporate purposes. Participants can direct the investment of their deferred compensation plan accounts in several investment funds as permitted by the DCP. Gains or losses on investments are fully allocable to the plan participants. The cash surrender value of life insurance policies is included in other assets in the Company’s consolidated balance sheets because they remain assets of the Company until paid out to the participants. The cash surrender value of the life insurance policies was $9.3 million and $8.1 million at October 3, 2009 and September 27, 2008, respectively. The liability to participants ($9.2 million and $8.2 million at October 3, 2009 and September 27, 2008, respectively) is included in other long-term liabilities in the Company’s consolidated balance sheets. The rabbi trust is subject to creditor claims in the event of insolvency.

The Company has an Employee Savings Plan, which is a defined contribution plan, adopted pursuant to Section 401(k) of the Internal Revenue Code for substantially all of its union employees. The Company does not match any employee deferrals into the plan, and therefore, there is no related vesting schedule. No expense was incurred in the periods presented.

Estimated Future Benefit Payments

The following benefit payments, which reflect expected future service, as appropriate, are expected to be paid in fiscal years:

(dollars in thousands)
	Unified Cash Balance Plan	AG Cash Balance Plan	ESPP
2010	$4,768	$2,071	$362
2011	5,224	2,207	202
2012	5,810	2,301	1,258
2013	6,406	2,420	2,464
2014	7,122	2,560	2,556
2015 – 2019	45,918	14,628	16,173

Total	$75,248	$26,187	$23,015

13.    Postretirement Benefit Plans Other Than Pensions

The Company sponsors postretirement benefit plans that cover non-union employees and provides unused sick leave benefits for certain eligible union and non-union employees. Retired non-union employees currently are eligible for a plan providing medical benefits and a certain group of retired non-union employees currently participate in a plan providing life insurance benefits for which active non-union employees are no longer eligible. Additionally, certain eligible union and non-union employees have separate plans providing a lump-sum payout for unused days in the sick leave bank. The postretirement medical plan is contributory for non-union employees retiring after January 1, 1990, with the retiree contributions adjusted annually. The life insurance plan and the sick

Unified Grocers, Inc. and Subsidiaries

Notes to Consolidated Financial Statements—(Continued)

leave payout plans are noncontributory. A group of retired non-union employees in Oregon participate in a postretirement benefit plan providing medical, dental, and vision care benefits. The Company also provides for the cost of life insurance on behalf of current and qualifying former officers of the Company through a split-dollar Executive Insurance Plan arrangement (see additional discussion herein). The plans are not funded.

The components of net periodic benefit cost consist of the following (for all postretirement benefit plans described above):

(dollars in thousands)
	October 3, 2009	September 27, 2008	September 29, 2007
Service cost	$1,484	$1,391	$1,338
Interest cost	2,820	2,718	2,632
Recognized actuarial (gain) loss	(462)	(401)	(432)
Amortization of prior service cost	(472)	—	—

Net periodic benefit cost	$3,370	$3,708	$3,538

The change in the benefit obligations consists of the following:

(dollars in thousands)
	October 3, 2009	September 27, 2008
Benefit obligation at beginning of year	$40,077	$43,916
Adoption of ASC 715-60 (EITF No. 06-4) effective September 28, 2008	2,504	—
Service cost	1,484	1,391
Interest cost	2,820	2,718
Plan amendments	—	(4,951)
Retained earnings adjustment—measurement date change pursuant to SFAS No. 158	990	—
Actuarial loss (gain)	1,506	(618)
Benefits paid	(2,122)	(2,379)

Benefit obligation at end of year	$47,259	$40,077

The change in the plan assets during the year is:

(dollars in thousands)
	October 3, 2009	September 27, 2008
Fair value of plan assets at beginning of year	$—	$—
Employer contribution	2,122	2,379
Benefits paid	(2,122)	(2,379)

Fair value of plan assets at end of year	$—	$—

The funded status of the plans is:

(dollars in thousands)
	October 3, 2009	September 27, 2008
Funded status at September 30, 2009 and June 30, 2008 (under-funded)	$(47,259)	$(40,077)

Net amount recognized	$(47,259)	$(40,077)

Unified Grocers, Inc. and Subsidiaries

Notes to Consolidated Financial Statements—(Continued)

The accrued benefit costs of $47.3 million and $40.1 million at October 3, 2009 and September 27, 2008, respectively, are included in net long-term liabilities, other in the consolidated balance sheets. The Company’s adoption of SFAS No. 158 in the fourth quarter of its fiscal year ending September 29, 2007 required recognition of the funded status of the postretirement benefit plans, and therefore eliminated unrecognized differences.

Pursuant to SFAS No. 158, the following tables reconcile the change in net periodic benefit cost, plan assets, benefit obligation and accumulated other comprehensive (income) loss (and components thereof) for the Company’s postretirement benefit plans:

(dollars in thousands)
Postretirement Benefit Plans						Accumulated Other Comprehensive Income Components
October 3, 2009	Annual Cost	Retained Earnings	Plan Assets	Benefit Obligation	Accumulated Other Comprehensive (Income)/Loss	Deferred Prior Service Cost	Deferred Actuarial (Gains)/ Losses
Beginning balance	—	$—	$—	$(40,077)	$(13,999)	$(4,951)	$(9,048)
Adoption of ASC 715-60 (EITF No. 06-4) effective beginning September 28, 2008		$2,504		(2,504)
Service cost	$1,484		—	(1,484)	—	—	—
Interest cost	2,820		—	(2,820)	—	—	—
Service cost—measurement date change pursuant to SFAS No. 158		$328	—	(328)	—	—	—
Interest cost—measurement date change pursuant to SFAS No. 158		662	—	(662)	—	—	—

Basic annual cost	4,304		—	—	—	—	—
Contributions	—	—	2,122	—	—	—	—
Benefits paid	—	—	(2,122)	2,122	—	—	—
Deferrals
Plan amendments	—	—	—	—	—	—	—
Unrecognized actuarial loss/(gain)	—	—	—	(1,506)	1,506	—	1,506
Amortization
Prior service cost (“PSC”)	(472)	—	—	—	472	472	—
Recognized actuarial loss/(gain)	(462)	—	—	—	462	—	462
PSC—measurement date change pursuant to SFAS No. 158	—	(118)	—	—	118	118	—
Unrecognized loss/(gain)—measurement date change pursuant to SFAS No. 158	—	(116)	—	—	116	—	116
Ending balance	$3,370	$3,260	$—	$(47,259)	$(11,325)	$(4,361)	$(6,964)

The Company’s fiscal 2009 postretirement expense includes an approximate $0.9 million credit for its postretirement benefit plans as a result of amortizing prior service cost credits of $0.5 million and actuarial gains of $0.4 million from accumulated other comprehensive income into postretirement expense over the 2009 fiscal year.

Unified Grocers, Inc. and Subsidiaries

Notes to Consolidated Financial Statements—(Continued)

Benefit payments, including those amounts to be paid out of corporate assets and reflecting future expected service as appropriate, are expected to be paid in fiscal years:

(dollars in thousands)
Postretirement Benefit Plans
2010	$2,670
2011	2,833
2012	2,994
2013	3,163
2014	3,344
2015 – 2019	19,479

Total	$34,483

The weighted-average assumptions as of September 30, 2009 and June 30, 2008 and 2007 are as follows:

	Postretirement benefit plans
	2009	2008	2007
Benefit obligations:
Discount rate for benefit obligation	5.75%	7.00%	6.50%
Rate of compensation increase	3.50%	4.75%	4.25%

Net periodic benefit cost:
Discount rate for net periodic benefit cost	7.00%	6.50%	6.50%
Rate of compensation increase	4.75%	4.25%	4.25%

For measurement purposes, the following table sets forth the assumed health care trend rates:

	October 3, 2009	September 27, 2008
Health care cost trend rate assumed for 2010 and 2009(a)	9.00%	9.00%
Rate to which the cost trend rate is assumed to decline (the ultimate trend rate)(b)	5.00%	5.00%
Year that the rate reaches the ultimate trend rate	2014	2013

(a)	The annual rate of increase in the per capita cost of covered health care benefits.
(b)	The health care trend rate is assumed to decrease annually by 1% until reaching the ultimate trend rate of 5% in fiscal 2014 and fiscal 2013 for the years ended October 3, 2009 and September 27, 2008, respectively.

Assumed health care cost trend rates have a significant effect on the amounts reported for the health care plans. A one-percentage-point change in assumed health care cost trend rates would have the following effects as of October 3, 2009:

(dollars in thousands)
	1-Percentage-Point Increase	1-Percentage-Point Decrease
Effect on total of service and interest cost	$121	$(125)

Effect on accumulated postretirement benefit obligation	$1,972	$(1,919)

The Company’s union employees participate in a multi-employer plan that provides health care benefits for retired union employees. Amounts contributed to the multi-employer plan for these union employees totaled $4.7 million in fiscal 2009, $4.4 million in fiscal 2008 and $3.5 million in fiscal 2007. Information from the plans’ administrators is not available to permit the Company to determine its proportionate share of termination liability, if any.

In September 2006, the FASB ratified Emerging Issues Task Force Issue No. 06-4, “Accounting for Deferred Compensation and Postretirement Benefits Associated with Endorsement Split-Dollar Life Insurance

Unified Grocers, Inc. and Subsidiaries

Notes to Consolidated Financial Statements—(Continued)

Arrangements”, which is now incorporated within ASC Topic 715-60 “Compensation—Retirement Benefits—Defined Benefit Plans—Other Postretirement” (“ASC 715-60”). ASC 715-60 requires deferred compensation or postretirement benefit aspects of an endorsement-type split-dollar life insurance arrangement to be recognized as a liability by the employer and states the obligation is not effectively settled by the purchase of a life insurance policy. The liability for future benefits should be recognized based on the substantive agreement with the employee, which may be either to provide a future death benefit or to pay for the future cost of life insurance. The Company adopted ASC 715-60 in its first fiscal quarter of fiscal 2009. Pursuant to the adoption guidance of ASC 715-60, the Company recorded a liability for the future cost of life insurance provided on behalf of current and qualifying former officers of the Company and recognized, as a change in accounting principle, a cumulative effect adjustment charge of $3.3 million to beginning retained earnings in its consolidated statement of financial position as of the beginning of the current fiscal year. As a result of changes to the initial actuarial estimates, during the second quarter of fiscal 2009, the Company reduced the initial liability $0.8 million and recognized a corresponding credit in its consolidated statement of earnings. Additionally, the Company recorded service and interest cost accretion to the liability of $0.3 million for fiscal 2009.

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

15. Segment Reporting

Management identifies segments based on the information monitored by the Company’s chief operating decision-makers to manage the business and, accordingly, has the following two reportable segments:

•

The Wholesale Distribution segment includes the results of operations from the sale of groceries and general merchandise products to both Member and Non-Members, including a broad range of branded and corporate brand products in nearly all the categories found in a typical supermarket, including dry grocery, frozen food, deli, meat, dairy, eggs, produce, bakery, ethnic, gourmet, specialty foods and general merchandise products. The Wholesale Distribution segment includes operating results relative to the Seattle Operations subsequent to September 30, 2007 (see Note 2). The Seattle Operations primarily serve retailers throughout Washington, Oregon, Alaska and the Pacific Rim. As of October 3, 2009, the Wholesale Distribution segment represents approximately 99% of the Company’s total net sales and 86% of total assets.

•

The Insurance segment includes the results of operations for the Company’s three insurance subsidiaries (Unified Grocers Insurance Services, Springfield Insurance Company and Springfield Insurance Company, Ltd.). These subsidiaries provide insurance and insurance-related products, including workers’ compensation and liability insurance policies, to both the Company and its Member and Non-Member customers. Unified Grocers Insurance Services is an insurance agency that places business with insurance carriers, both non-affiliated and Springfield Insurance Company. Springfield Insurance Company, Ltd. is a captive re-insurer for Springfield Insurance Company. Unified Grocers Insurance Services is a licensed insurance agency in California, Alaska, Arizona, New Mexico, Nevada, Oregon, Texas, Washington and Utah. Springfield Insurance Company is a licensed insurance carrier in California, Arizona, Nevada, Oregon, Texas, Washington and Utah. Springfield Insurance Company, Ltd. is a licensed insurance carrier in the Commonwealth of Bermuda. As of October 3, 2009, the Company’s Insurance segment collectively accounts for approximately 1% of the Company’s total net sales and 12% of total assets.

The “All Other” category includes the results of operations for the Company’s other support businesses, including its finance subsidiary, whose services are provided to a common customer base, none of which individually meets the quantitative thresholds of a reportable segment. Beginning in fiscal 2004, and continuing through the third fiscal quarter of fiscal 2008, the Company’s “All Other” category also included the consolidation of a variable

Unified Grocers, Inc. and Subsidiaries

Notes to Consolidated Financial Statements—(Continued)

interest entity as discussed in Note 3. As of September 27, 2008, management did not expect future losses or returns related to this variable interest entity, and as such, consolidation was no longer required under ASC 810-10. The impact of the deconsolidation was immaterial to the Company’s financial position, results of its operations and cash flows. As of October 3, 2009, the “All Other” category collectively accounts for less than 1% of the Company’s total net sales and 2% of total assets.

Information about the Company’s operating segments is as follows:

(dollars in thousands)
	October 3, 2009	September 27, 2008	September 29, 2007
Net sales
Wholesale distribution	$4,035,859	$4,091,475	$3,118,748
Insurance	27,247	28,367	26,614
All other	1,097	1,797	2,576
Intersegment elimination	(13,525)	(16,864)	(14,497)

Total net sales	$4,050,678	$4,104,775	$3,133,441

Operating income
Wholesale distribution	$45,957	$60,834	$51,507
Insurance	5,094	3,557	5,060
All other	(33)	41	(861)

Total operating income	51,018	64,432	55,706

Interest expense	(11,683)	(15,821)	(13,840)
Patronage dividends	(16,723)	(22,059)	(17,680)
Income taxes	(7,857)	(9,183)	(9,780)

Net earnings	$14,755	$17,369	$14,406

Depreciation and amortization
Wholesale distribution	$24,633	$22,577	$19,194
Insurance	13	180	141
All other	6	6	36

Total depreciation and amortization	$24,652	$22,763	$19,371

Capital expenditures
Wholesale distribution	$12,032	$21,879	$34,240
Insurance	8	58	—
All other	—	—	626

Total capital expenditures	$12,040	$21,937	$34,866

Identifiable assets
Wholesale distribution	$790,228	$797,259	$650,722
Insurance	106,036	86,614	84,762
All other	19,289	19,409	15,704

Total identifiable assets	$915,553	$903,282	$751,188

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

Unified Grocers, Inc. and Subsidiaries

Notes to Consolidated Financial Statements—(Continued)

Company, including lease guarantees, are generally supported by the Company’s right of offset, upon default, against the Members’ cash deposits, shareholdings and Patronage Certificates, as well as personal guarantees and reimbursement and indemnification agreements.

The Company’s largest customer, Smart & Final, Inc., accounted for 11%, 10% and 12% of total net sales for the fiscal years ended October 3, 2009, September 27, 2008 and September 29, 2007, respectively. Super Center Concepts, Inc. dba Superior Grocers, the Company’s second largest customer, accounted for 8%, 9% and 10% for the fiscal years ended October 3, 2009, September 27, 2008 and September 29, 2007, respectively. The Company’s next eight largest customers combined accounted for 24%, 23% and 22% of total net sales for the fiscal years ended October 3, 2009, September 27, 2008 and September 29, 2007, respectively.

The Company’s ten largest customers’ accounts receivable accounted for approximately 35%, 33% and 37% of total accounts receivable at October 3, 2009, September 27, 2008 and September 29, 2007, respectively.

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

In accordance with ASC 820, the following table represents the Company’s financial instruments recorded at fair value and the hierarchy of those assets as of October 3, 2009:

(dollars in thousands)
	Level 1	Level 2	Level 3	Total
Money Market	$1,607	$—	$—	$1,607
Mutual Funds	5,531	—	—	5,531
Corporate Securities	—	29,862	—	29,862
Government Securities	7,526	34,810	—	42,336
Municipal Securities	—	1,816	—	1,816

Total	$14,664	$66,488	$—	$81,152

Mutual funds are valued based on information received from a third party. These assets are valued based on quoted prices in active markets (level 1 inputs). Corporate securities, consisting of high quality investment grade corporate bonds, and government and municipal securities, consisting of U.S. government and agency obligations, U.S. government treasury securities and U.S. state and municipal bonds, are held by two of our insurance subsidiaries to fund loss reserves. These assets are valued based on information received from a third party pricing service. For assets traded in inactive markets, the service’s pricing methodology uses observable inputs (such as bid/ask quotes) for identical or similar assets. Assets considered to be similar will have similar

Unified Grocers, Inc. and Subsidiaries

Notes to Consolidated Financial Statements—(Continued)

characteristics, such as: duration, volatility, prepayment speed, interest rates, yield curves, and/or risk profile and other market corroborated inputs (level 2 inputs). For assets traded in active markets, the assets are valued at quoted bond market prices (level 1 inputs). The Company determines the classification of financial asset groups within the fair value hierarchy based on the lowest level of input into each group’s asset valuation. The financial instruments included in the preceding table are included in investments in the Company’s consolidated balance sheets at October 3, 2009.

Notes payable.    The fair values of borrowings under the Company’s revolving credit facility are estimated to approximate their carrying amounts due to the short maturities of those obligations. The fair values for other notes payable are based primarily on rates currently available to the Company for debt with similar terms and remaining maturities.

The fair value of notes payable was $237.0 million and $259.7 million compared to their carrying value of $228.0 million and $253.1 million at October 3, 2009 and September 27, 2008.

The methods and assumptions used to estimate the fair values of the Company’s financial instruments at October 3, 2009 and September 27, 2008 were based on estimates of market conditions, estimates using present value and risks existing at that time. These values represent an approximation of possible value and may never actually be realized.

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

A brief description of related party transactions with Members affiliated with directors of the Company and transactions with executive officers follows:

Loans and Loan Guarantees

Unified provides loan financing and loan guarantees to its Members. The Company had the following loans outstanding at October 3, 2009 to Members affiliated with directors of the Company:

(dollars in thousands)
Director	Aggregate Loan Balance at October 3, 2009	Maturity Date
Michael A. Provenzano, Jr.	$544	2010
Peter J. O’Neal	30	2011

On August 1, 2006, K.V. Mart Co. (“KV”), of which director Darioush Khaledi is affiliated, entered into a $1.1 million standby letter of credit agreement with GCC to secure insurance coverage with Springfield Insurance Company, a wholly owned subsidiary of the Company, in the event KV is unable to meet its obligations. On October 20, 2009, the standby letter of credit agreement was increased to $1.5 million. The non-transferable standby letter of credit expires September 30, 2010, and is automatically renewable in one-year increments without amendment unless KV provides 30 days’ prior written notice to GCC.

Unified Grocers, Inc. and Subsidiaries

Notes to Consolidated Financial Statements—(Continued)

The Company has guaranteed 22% of the principal amount of a third party loan to C&K Market, Inc. (“C&K”), of which director Douglas A. Nidiffer is a shareholder, director and officer. At October 3, 2009 and September 27, 2008, the principal amount of this guarantee was $50 thousand and $0.1 million.

Lease Guarantees and Subleases

The Company provides lease guarantees and subleases to its Members. The Company has executed lease guarantees or subleases to Members affiliated with directors of the Company at October 3, 2009 as follows:

(dollars in thousands)
Director	No. of Stores	Total Current Annual Rent	Total Guaranteed Rent	Expiration Date(s)
Douglas A. Nidiffer	1	$693	$3,507	2026
Michael A. Provenzano, Jr.	2	341	2,542	2017
John Berberian	2	310	862	2012-2013
Peter J. O’Neal	1	144	144	2010

Supply Agreements

During the course of its business, the Company enters into individually negotiated supply agreements with Members of the Company. These agreements require the Member to purchase certain agreed amounts of its merchandise requirements from the Company and obligate the Company to supply such merchandise under agreed terms and conditions relating to such matters as pricing and delivery. The Company has executed supply agreements with Members affiliated with directors of the Company at October 3, 2009 as follows:

Director	Expiration Date
Douglas A. Nidiffer	2014
Terry H. Halverson	2012
Paul Kapioski	2012
Michael S. Trask	2012

Loans to Executive Officers

In December 2000, to facilitate a senior executive’s relocation to Southern California, the Company loaned to this executive, pursuant to a note, $0.1 million with interest of 7.0% per annum payable quarterly and principal due at the option of the holder.

19.    Subsequent Events

On October 3, 2009, the Board authorized the repurchase on October 6, 2009 of 1,050 shares of the Company’s Class A Shares that had been tendered and were pending redemption. The Company paid approximately $0.3 million to redeem the shares on October 6, 2009. On December 16, 2009, the Board authorized the repurchase on or before December 25, 2009 of 2,800 Class A Shares with an approximate redemption value of $0.8 million and 16,839 Class B Shares with an approximate redemption value of $4.2 million.

On November 3, 2009, the Company entered into the Third Amendment to Amended and Restated Note Purchase Agreement (the “Third Amendment”) with John Hancock Life Insurance Company (“Hancock”) to further amend the Amended and Restated Note Purchase Agreement dated as of January 3, 2006 to add an additional layer (“Tranche C Notes”). The Tranche C Notes are an aggregate value of $25 million, at 6.82%, which will mature November 1, 2019. See the Company’s Current Report on Form 8-K filed on November 9, 2009 for additional information.

Subsequent events have been evaluated by the Company through December 17, 2009, which is the date financial statements were issued.

Item 9.    CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

Item 9A(T).     CONTROLS AND PROCEDURES

Disclosure controls and procedures.    Disclosure controls are controls and procedures designed to reasonably assure that information required to be disclosed in our reports filed under the Securities Exchange Act of 1934, such as this Annual Report, is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms. Disclosure controls are also designed to reasonably assure that such information is accumulated and communicated to our management, including the Chief Executive Officer (“CEO”) and Chief Financial Officer (“CFO”), as appropriate, to allow timely decisions regarding required disclosure. Disclosure controls and procedures, no matter how well designed and implemented, can provide only reasonable assurance of achieving an entity’s disclosure objectives. The likelihood of achieving such objectives is affected by limitations inherent in disclosure controls and procedures. These include the fact that human judgment in decision-making can be faulty and that breakdowns in internal control can occur because of human failures such as simple errors, mistakes or intentional circumvention of the established processes.

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

Under the supervision and with the participation from management, including our CEO and CFO, Unified conducted an evaluation of the effectiveness of the Company’s internal control over financial reporting based on the framework and criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”). Based on this evaluation, management concluded that the Company’s internal control over financial reporting was effective as of October 3, 2009 based on those criteria.

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

Changes in internal controls over financial reporting.    Management, with the participation of the CEO and CFO of the Company, has evaluated any changes in the Company’s internal control over financial reporting that occurred during the fourth quarter of our fiscal year ended October 3, 2009. Based on that evaluation, management, the CEO and the CFO of the Company have concluded that no change in our internal control over financial reporting (as defined in Rule 13a—15(f) under the Securities Exchange Act of 1934) occurred during the fourth quarter of our fiscal year ended October 3, 2009 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

Item 9B.    OTHER INFORMATION

None.

Part III

Item 10.    DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

Information regarding the directors of Unified is incorporated from the information under the captions “Election of Directors,” “Board Meetings and Committees,” “Section 16(a) Beneficial Ownership Reporting Compliance” and “Code of Financial Ethics” in the Company’s proxy statement for its 2010 annual meeting of shareholders to be filed within 120 days after the end of the most recent fiscal year.

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

Officer’s Name	Age	Business Experience During Last Five Years
Alfred A. Plamann	67	President and Chief Executive Officer since February 1994.

Robert M. Ling, Jr.	52	Executive Vice President, General Counsel and Secretary since November 1999.

Richard J. Martin	64	Executive Vice President, Finance & Administration and Chief Financial Officer since November 1999.

Philip S. Smith	59	Executive Vice President, Chief Marketing / Procurement Officer since October 2003.

Joseph L. Falvey	49	Senior Vice President, Sales since August 2007; Vice President and President Northern California, January 2000 to July 2007.

Daniel J. Murphy	63	Senior Vice President, Retail Support Services and Perishables, since July 2001.

Christine Neal	56	Senior Vice President, Finance and Treasurer since March 2009; Vice President and Treasurer, March 2003 to March 2009.

Rodney L. VanBebber	54	Senior Vice President, Distribution since January 2000.

Joseph A. Ney	61	Vice President, Insurance since November 1998.

Randall G. Scoville	49	Vice President, Accounting and Chief Accounting Officer since October 2005; Chief Financial Officer, Cardenas Markets, Inc., January 2004 to October 2005.

Under the securities laws of the United States, our directors, executive officers and any persons holding more than 10 percent of our common stock are required to report their ownership of common stock and any changes in that ownership, on a timely basis, to the SEC. In mid-2003, the SEC amended its rules to require that substantially all Section 16 reports be filed within two business days of a reportable event, and that all filings be effected through the SEC’s EDGAR filing system. Based on our review of such reports and written representations furnished to us, all such required reports were filed on a timely basis in 2009. The Company has a program in effect to assist its directors in complying with the reporting rules of Section 16(a) of the Exchange Act. The Company believes that this program effectively helps prevent unintentional failures to comply with the reporting provisions.

Item 11.    EXECUTIVE COMPENSATION

Incorporated by reference from the information under the captions “Compensation Discussion and Analysis,” “Compensation Committee Interlocks and Insider Participation,” “Report of Compensation Committee on Executive Compensation,” “Executive Officer Compensation” and “Director Compensation” in the Company’s proxy statement for its 2010 annual meeting of shareholders to be filed within 120 days after the end of the most recent fiscal year.

Item 12.    SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

Incorporated by reference from the information under the caption “Security Ownership of Directors and Officers” in the Company’s proxy statement for its 2010 annual meeting of shareholders to be filed within 120 days after the end of the most recent fiscal year.

Item 13.    CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

Entities with which directors are affiliated, as Members of Unified, purchase groceries and related products and services from Unified in the ordinary course of business pursuant to published terms or according to the provisions of individually negotiated supply agreements. As Members, firms with which directors are affiliated may receive various benefits including patronage dividends, allowances and retail support services. Unified makes a variety of benefits available to Members on a negotiated basis. Unified has provided to its Members loan financing in the form of direct loans and loan guarantees; provided lease guarantees and subleases; as well as invested directly in Members who are sometimes affiliated with directors of the Company. In addition, Unified may also enter into other agreements with Members which are affiliated with directors of the Company, as well as agreements with its executive officers. See Note 18 of Notes to Consolidated Financial Statements in Item 8, “Financial Statements and Supplementary Data,” which is incorporated herein by this reference, for a description of related party transactions. Additional information is incorporated by reference from the information under the captions “Compensation Committee Interlocks and Insider Participation,” “Transactions with Management and Other Persons” in the Company’s proxy statement for its 2010 annual meeting of shareholders to be filed within 120 days after the end of the most recent fiscal year.

Item 14.    PRINCIPAL ACCOUNTANT FEES AND SERVICES

Incorporated by reference from the information under the caption “Independent Registered Public Accounting Firm” in the Company’s proxy statement for its 2010 annual meeting of shareholders to be filed within 120 days after the end of the most recent fiscal year.

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

(a) (1) Consolidated Financial Statements:

•	Report of Independent Registered Public Accounting Firm.

•	Consolidated Balance Sheets as of October 3, 2009 and September 27, 2008.

•	Consolidated Statements of Earnings and Comprehensive Earnings for the fiscal years ended October 3, 2009, September 27, 2008 and September 29, 2007.

•	Consolidated Statements of Shareholders’ Equity for the fiscal years ended October 3, 2009, September 27, 2008 and September 29, 2007.

•	Consolidated Statements of Cash Flows for the fiscal years ended October 3, 2009, September 27, 2008 and September 29, 2007.

•	Notes to Consolidated Financial Statements.

   (2) Financial Statement Schedule:

•	Schedule II—Valuation and Qualifying Accounts for the fiscal years ended October 3, 2009, September 27, 2008 and September 29, 2007.

All other financial statement schedules for which provision is made in the applicable accounting regulations of the SEC are not required under the instructions to Item 8 or are inapplicable and therefore have been omitted.

   (3) Exhibits:

See Item 15 (b) below.

(b) Exhibits

The following documents are filed as part of this Annual Report on Form 10-K:

Exhibit No.	Description
3.1	Amended and Restated Articles of Incorporation of the Registrant, as amended (incorporated by reference to Exhibit 3.1 to the Registrant’s Quarterly Report on Form 10-Q for the fiscal quarter ended March 29, 2008, filed on May 13, 2008).

3.2	Bylaws of the Registrant, as amended (incorporated by reference to Exhibit 3.2 to the Registrant’s Annual Report on Form 10-K for the fiscal year ended September 29, 2007, filed on December 14, 2007).

4.1	Retail Grocer Application and Agreement for Continuing Service Affiliation with Unified Western Grocers, Inc. and Pledge Agreement (incorporated by reference to Exhibit 4.7 to Amendment No. 2 to Form S-1 Registration Statement of the Registrant filed on December 31, 1981, File No. 2-70069).

4.2	Retail Grocer Application and Agreement for Service Affiliation with and the Purchase of Shares of Unified Western Grocers, Inc. and Pledge Agreement (incorporated by reference to Exhibit 4.2 to Post Effective Amendment No. 7 to Form S-2 Registration Statement of the Registrant filed on December 13, 1989, File No. 33-19284).

4.3	Copy of Application and Agreement for Service Affiliation as a Member-Patron/Affiliate with Unified Western Grocers, Inc. and Pledge and Security Agreement (incorporated by reference to Exhibit 4.1 to the Registrant’s Quarterly Report on Form 10-Q for the fiscal quarter ended April 1, 2000, File No. 000-10815).

4.4	Copy of Application and Agreement for Service Affiliation as an Associate Patron with Unified Western Grocers, Inc. and Pledge and Security Agreement (incorporated by reference to Exhibit 4.2 to the Registrant’s Quarterly Report on Form 10-Q for the fiscal quarter ended April 1, 2000, File No. 000-10815).

4.5	Subordination Agreement (Member-Patron-1988) (incorporated by reference to Exhibit 4.4 to Post-Effective Amendment No. 4 to Form S-2 Registration Statement of the Registrant filed on July 15, 1988, File No. 33-19284).

4.6	Subordination Agreement (Associate Patron-1988) (incorporated by reference to Exhibit 4.5 to Post-Effective Amendment No. 4 to Form S-2 Registration Statement of the Registrant filed on July 15, 1988, File No. 33-19284).

4.7	Subordination Agreement (New Member-Patron-1988) (incorporated by reference to Exhibit 4.6 to Post-Effective Amendment No. 4 to Form S-2 Registration Statement of the Registrant filed on July 15, 1988, File No. 33-19284).

4.8	Subordination Agreement (New Associate Patron-1988) (incorporated by reference to Exhibit 4.7 to Post-Effective Amendment No. 4 to Form S-2 Registration Statement of the Registrant filed on July 15, 1988, File No. 33-19284).

4.9	Copy of Member Patron/Affiliate Subordination Agreement (Subordination of Required Deposit) (incorporated by reference to Exhibit 4.10 to Registrant’s Form 10-K for the fiscal year ended September 29, 2001 filed on December 27, 2001, File No. 000-10815).

4.10	Copy of Associate-Patron Subordination Agreement (Subordination of Required Deposit Agreement (incorporated by reference to Exhibit 4.11 to Registrant’s Form 10-K for the fiscal year ended September 29, 2001 filed on December 27, 2001, File No. 000-10815).

Exhibit No.	Description
4.11	Form of Pledge and Security Agreement (effective July, 2008) (incorporated by reference to Exhibit 4.41.1 to Registrant’s Quarterly Report on Form 10-Q for the Quarterly Period ended on June 28, 2008, filed on August 12, 2008).

4.12	Form of Member Subordination (effective July, 2008) (incorporated by reference to Exhibit 4.42.1 to Registrant’s Quarterly Report on Form 10-Q for the Quarterly Period ended on June 28, 2008, filed on August 12, 2008).

4.13	Form of Continuing Guaranty (effective July, 2008) (incorporated by reference to Exhibit 4.43.1 to Registrant’s Quarterly Report on Form 10-Q for the Quarterly Period ended on June 28, 2008, filed on August 12, 2008).

4.50	Form of Indenture between the Registrant and U.S. Bank, N.A., as Trustee, relating to $4,000,000 Subordinated Patronage Dividend Certificates Due December 15, 2007 (incorporated by reference to Exhibit 4.35 to the Registrant’s Registration Statement on Form S-2, filed on February 28, 2003, File No. 333-103535).

4.51	Form of Subordinated Patronage Dividend Certificate Due December 15, 2007 (included in Exhibit 4.32).

4.52	Guarantee dated September 29, 1999 by the Registrant of debt securities of United Grocers, Inc. (predecessor-in-interest to the Registrant) issued pursuant to that certain Indenture dated as of February 1, 1978, and as subsequently amended and supplemented, by and between United Grocers, Inc., and State Street Bank and Trust Company (incorporated by reference to Exhibit 4.1 to the Registrants Current Report on Form 8-K filed on October 13, 1999, File No. 000-10815).

4.53	Copy of indenture dated as of February 1, 1978, between Unified Western Grocers, Inc. (as successor to United Grocers, Inc.) and United States National Bank of Oregon, as trustee, relating to Unified Western Grocers, Inc.’s Capital Investment Notes (incorporated by reference to Exhibit 4.1 to United Grocers, Inc.’s registration Statement on Form S-1, No. 2-60488).

4.54	Copy of supplemental indenture dated as of January 27, 1989, between Unified Western Grocers, Inc. (as successor to United Grocers, Inc.) and United States National Bank of Oregon, as trustee, relating to Unified Western Grocers, Inc.’s Series F 5% Subordinated Redeemable Capital Investment Notes (incorporated by reference to Exhibit 4.G to the United Grocers, Inc. Form 10-K for the fiscal year ended September 30, 1989).

4.55	Copy of supplemental indenture dated as of January 22, 1991, between Unified Western Grocers, Inc. (as successor to United Grocers, Inc.) and United States National Bank of Oregon, as trustee, relating to Unified Western Grocers, Inc.’s Series G 5% Subordinated Redeemable Capital Investment Notes (incorporated by reference to Exhibit 4.D to the United Grocers, Inc. Registration Statement on Form S-2, No. 33-38617).

4.56	Copy of supplemental indenture dated as of July 6, 1992, between Unified Western Grocers, Inc. (as successor to United Grocers, Inc.) and United States National Bank of Oregon, as trustee, relating to Unified Western Grocers, Inc.’s Series H 5% Subordinated Redeemable Capital Investment Notes (incorporated by reference to Exhibit 4.C to the United Grocers, Inc. Registration Statement on Form S-2, No. 33-49450).

4.57	Copy of supplemental indenture dated as of January 9, 1995, between Unified Western Grocers, Inc. (as successor to United Grocers, Inc.) and First Bank National Association, as trustee, relating to Unified Western Grocers, Inc.’s Series J 5% Subordinated Redeemable Capital Investment Notes (incorporated by reference to Exhibit 4.C to the United Grocers, Inc. Registration Statement on Form S-2, No. 33-57199).

4.58	Form of Subordinated Redemption Note—Excess Class B Shares (incorporated by reference to Exhibit 10.50 to Registrant’s Form 10-K for the fiscal year ended September 29, 2001 filed on December 27, 2001, File No. 000-10815).

4.59***	Asset Purchase Agreement between Unified Western Grocers, Inc. and Associated Grocers, Incorporated and its Subsidiaries, dated as of August 2, 2007 (incorporated by reference to Exhibit 10.70 to the Registrant’s Quarterly Report on Form 10-Q for the fiscal quarter ended June 30, 2007 filed on August 14, 2007, File No. 000-10815).

Exhibit No.	Description
4.59.1	Limited Waiver of Asset Purchase Agreement dated as of September 30, 2007 (incorporated by reference to Exhibit 10.70.1 to the Registrant’s Current Report on Form 8-K filed on October 4, 2007, File No. 000-10815).

4.90	Form of Class A Share Certificate (incorporated by reference to Exhibit 4.12 to the Registrant’s Annual Report on Form 10-K for the fiscal year ended September 30, 2000, filed on December 26, 2000, File No. 000-10815).

4.91	Form of Class B Share Certificate (incorporated by reference to Exhibit 4.13 to the Registrant’s Annual Report on Form 10-K for the fiscal year ended September 30, 2000, filed on December 26, 2000, File No. 000-10815).

4.92	Agreement respecting directors’ shares (incorporated by reference to Exhibit 4.9 to Amendment No. 2 to Form S-1 Registration Statement of the Registrant filed on December 31, 1981, File No. 2-70069).

4.93	Form of Class E Share Certificate (incorporated by reference to Exhibit 4.37 to the Registrant’s Registration Statement on Form S-1, filed on January 31, 2006, File No. 333-131414).

10.0	Secured Revolving Credit Agreement dated as of September 29, 1999, by and among Registrant, the Lenders named therein and Rabobank Nederland, New York Branch (incorporated by reference to Exhibit 10.2 to the Registrant’s Current report on Form 8-K filed on October 13, 1999, File No. 000-10815).

10.0.1	Amendment No. 1 to Secured Revolving Credit Agreement dated as of November 18, 1999 by and among Registrant, the Lenders named therein and Rabobank Nederland, New York Branch (incorporated by reference to Exhibit 4.26 to the Registrant’s Annual Report on Form 10-K for the fiscal year ended September 30, 2000, filed on December 26, 2000, File No. 000-10815).

10.0.2	Amendment No. 2 and Limited Waiver to Secured Revolving Credit Agreement dated as of July, 2000 by and among Registrant, the Lenders named therein and Rabobank Nederland, New York Branch (incorporated by reference to Exhibit 4.27 to the Registrant’s Annual Report on Form 10-K for the fiscal year ended September 30, 2000, filed on December 26, 2000, File No. 000-10815).

10.0.3	Amendment No. 3 to Secured Revolving Credit Agreement dated as of December 7, 2001 by and among the Registrant, the Lenders named therein and Rabobank Nederland, New York Branch (incorporated by reference to Exhibit 4.27.1 to the Registrant’s Annual Report on Form 10-K for the fiscal year ended September 29, 2001, filed on December 27, 2001, File No. 000-10815).

10.1	Secured Revolving Credit Agreement dated as of December 5, 2003, by and among Registrant, the Lenders named therein and Harris Trust and Savings Bank (incorporated by reference to Exhibit 4.34 to the Registrant’s Annual Report on Form 10-K for the fiscal year ended September 27, 2003, filed on December 16, 2003, File No. 000-10815).

10.2	Security Agreement dated as of December 5, 2003, by and among Registrant, the Lenders named therein and Harris Trust and Savings Bank relating to the Secured Revolving Credit Agreement dated as of December 5, 2003, by and among Registrant, the Lenders named therein and Harris Trust and Savings Bank (incorporated by reference to Exhibit 4.35 to the Registrant’s Annual Report on Form 10-K for the fiscal year ended September 27, 2003, filed on December 16, 2003, File No. 000-10815).

10.3	AmendedAmended and Restated Credit Agreement, dated as of December 5, 2006, by and among Unified Western Grocers, Inc., other credit parties as identified therein, Bank of Montreal, Chicago Branch, as Administrative Agent, Bank of America, N.A., as Syndication Agent, Wells Fargo Bank, as Documentation Agent, BMO Capital Markets, as Lead Arranger and Book Runner, General Electric Capital Corporation, Union Bank of California, N.A., and PNC Bank National Association (incorporated by reference to Exhibit 99.1 to the Registrant’s Current Report on Form 8-K, filed on December 11, 2006, File No. 000-10815).

10.3.1	First Amendment to Amended and Restated Credit Agreement, dated as of December 17, 2008 (incorporated by reference to Exhibit 99.1 to the Registrant’s Current Report on Form 8-K, filed on December 23, 2008).

Exhibit No.	Description
10.4	Amended and Restated Security Agreement, dated as of December 5, 2006, by and among Unified Western Grocers, Inc., the Debtors identified therein and Bank of Montreal, Chicago Branch (incorporated by reference to Exhibit 99.2 to the Registrant’s Current Report on Form 8-K, filed on December 11, 2006, File No. 000-10815).

10.5	Agreement relating to the Registrant’s five-year interest rate collar (incorporated by reference to Exhibit 10.51 to Amendment No. 2 to Registrant’s Registration Statement on Form S-2 filed on May 1, 2002).

10.6	Note purchase Agreement dated as of September 29, 1999 by and among Registrant and the persons listed on Schedule I thereto (incorporated by reference to Exhibit 10.1 to the Registrant’s Current report on Form 8-K filed on October 13, 1999, File No. 000-10815).

10.6.1	Amendment No. 1 and Limited Waiver to Note Purchase Agreement, dated as of September 14, 2000, by and among Registrant and the Noteholders listed on the signature pages thereto (incorporated by reference to Exhibit 4.24 to the Registrant’s Annual Report on Form 10-K for the fiscal year ended September 30, 2000, filed on December 26, 2000, File No. 000-10815).

10.6.2	Second Amendment to Note Purchase Agreement and Notes dated as of March 27, 2002 by and among the Registrant and the Noteholders on the signature pages thereto (incorporated by reference to Exhibit 4.24.1 to the Registrant’s Quarterly Report on Form 10-Q for the fiscal quarter ended March 30, 2002, filed on May 14, 2002, File No. 000-10815).

10.6.3	Third Amendment to Note Purchase Agreement and Notes dated as of December 31, 2002 by and among the Registrant and the Noteholders on the signature pages thereto (incorporated by reference to Exhibit 10.1 to the Registrant’s Annual Report on Form 10-K for the fiscal year ended September 28, 2002, filed on January 13, 2003, File No. 000-10815).

10.7	Amended and Restated Note Purchase Agreement, effective January 6, 2006, by and among Registrant and the Noteholders listed on the signature pages thereto (incorporated by reference to Exhibit 4.1 to the Registrant’s Current Report on Form 8-K, filed on January 11, 2006, File No. 000-10815).

10.7.1	Amendment to Note Purchase Agreement and Consent, dated as of December 19, 2006, by and among Registrant, John Hancock Life Insurance Company as collateral agent for the Noteholders and the Noteholders under the Amended and Restated Note Purchase Agreement listed on the signature pages thereto (incorporated by reference to Exhibit 4.40 to the Registrant’s Quarterly Report on Form 10-Q for the fiscal quarter ended December 30, 2006 filed on February 13, 2007, File No. 000-10815).

10.7.2	Second Amendment to Note Purchase Agreement dated as of November 7, 2008 by and among Registrant and the Noteholders listed on the signature page thereto (incorporated by reference to Exhibit 10.7.2 to the Registrant’s Annual Report on Form 10-K for the fiscal year ended September 27, 2008, filed on December 12, 2008, File No. 000-10815).

10.7.3	Third Amendment to Note Purchase Agreement dated as of November 3, 2009 by and among Registrant and the Noteholders listed on the signature page thereto (incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K, filed on November 9, 2009, File No. 000-10815).

10.8	Amended and Restated Loan Purchase and Servicing Agreement Dated as of December 7, 2001 between Grocers Capital Company and National Consumer Cooperative Bank (incorporated by reference to Exhibit 10.1 to the Registrant’s Annual Report on Form 10-K for the fiscal year ended September 28, 2002, filed on January 13, 2003, File No. 000-10815).

10.9	Amended and Restated Credit Agreement dated as of December 7, 2001 among Grocers Capital Company, the lenders listed therein and National Cooperative Bank, as agent (incorporated by reference to Exhibit 10.1 to the Registrant’s Annual Report on Form 10-K for the fiscal year ended September 28, 2002, filed on January 13, 2003, File No. 000-10815).

Exhibit No.	Description
10.10	Amended and Restated Loan Purchase Agreement (Existing Program) dated January 30, 1998 among United Resources, Inc., United Grocers, Inc. (predecessor-in-interest to the Registrant) and National Consumer Cooperative Bank (incorporated by reference to Exhibit 4.D1 to United Grocers, Inc. Annual Report on Form 10-K for the fiscal year ended October 2, 1998 filed on January 30, 1999, File No. 002-60487, as amended).

10.11	Amended and Restated Loan Purchase Agreement (Holdback Program) dated January 30, 1998 among United Resources, Inc., United Grocers, Inc. (predecessor-in-interest to the Registrant) and National Consumer Cooperative Bank (incorporated by reference to Exhibit 4.D2 to United Grocers, Inc. Annual Report on Form 10-K for the fiscal year ended October 2, 1998 filed on January 30, 1999, File No. 002-60487, as amended).

10.12	Second Amended and Restated Loan Purchase and Service Agreement dated as of June 9, 2004, between Grocers Capital Company and National Consumer Cooperative Bank, as buyer (incorporated by reference to Exhibit 10.67 to the Registrant’s Form 10-Q for the fiscal quarter ended June 26, 2004 filed on August 3, 2004, File No. 000-10815).

10.12.1	Change in Terms Agreement dated as of March 26, 2007 to Second Amended and Restated Loan Purchase and Service Agreement dated as of June 9, 2004, between Grocers Capital Company and National Consumer Cooperative Bank, as buyer (incorporated by reference to Exhibit 10.67.1 to the Registrant’s Quarterly Report on Form 10-Q for the fiscal quarter ended March 31, 2007 filed on May 11, 2007, File No. 000-10815).

10.13	Second Amended and Restated Credit Agreement dated as of June 9, 2004, among Grocers Capital Company, the lenders listed therein and National Consumer Cooperative Bank, as agent (incorporated by reference to Exhibit 10.68 to the Registrant’s Form 10-Q for the fiscal quarter ended June 26, 2004 filed on August 3, 2004, File No. 000-10815).

10.13.1	Change in Terms Agreement dated as of March 27, 2007 to Second Amended and Restated Credit Agreement dated as of June 9, 2004, among Grocers Capital Company, the lenders listed therein and National Consumer Cooperative Bank, as agent (incorporated by reference to Exhibit 10.68.1 to the Registrant’s Quarterly Report on Form 10-Q for the fiscal quarter ended March 31, 2007 filed on May 11, 2007, File No. 000-10815).

10.14	Expansion Agreement, dated as of May 1, 1991, and Industrial Lease, dated as of May 1, 1991, between Dermody Properties and the Registrant (incorporated by reference to Exhibit 10.9 to Form S-2 Registration Statement of the Registrant filed on September 2, 1993, File No. 33-68288).

10.14.1	Lease Amendment, dated June 20, 1991, between Dermody Properties and the Registrant (incorporated by reference to Exhibit 10.9.1 to Form S-2 Registration Statement of the Registrant filed on September 2, 1993, File No. 33-68288).

10.14.2	Lease Amendment, dated October 18, 1991, between Dermody Properties and the Registrant (incorporated by reference to Exhibit 10.9.2 to Form S-2 Registration Statement of the Registrant filed on September 2, 1993, File No. 33-68288).

10.15	Purchase Agreement dated November 21, 1994 between the Registrant and TriNet Corporate Realty Trust, Inc. (incorporated by reference to Exhibit 10.18 to the Registrant’s Annual Report on Form 10-K for the fiscal year ended September 2, 1995 filed on December 1, 1995, File No. 000-10815).

10.16	Commercial Lease-Net dated December 6, 1994 between TriNet Essential Facilities XII and the Registrant (incorporated by reference to Exhibit 10.17 to the Registrant’s Annual Report on Form 10-K for the fiscal year ended September 2, 1995 filed on December 1, 1995, File No. 0-10815).

10.17	Lease, dated as of December 23, 1986, between Cercor Associates and Grocers Specialty Company (incorporated by reference to Exhibit 10.8 to Form S-2 Registration Statement of the Registrant filed on September 2, 1993, File No. 33-68288).

10.18**	Form of Indemnification Agreement between the Company and each Director and Officer (incorporated by reference to Exhibit A to the Registrant’s Proxy Statement dated February 24, 1997 filed on February 24, 1997, File No. 000-10815).

Exhibit No.	Description
10.18.1**	Form of Indemnification Agreement between the Company and each Director and Officer (incorporated by reference to Exhibit 10.20.1 to the Registrant’s Quarterly Report on Form 10-Q for the fiscal quarter ended June 30, 2007 filed on August 14, 2007, File No. 000-10815).

10.19**	Annual Incentive Plan for Chief Executive Officer (incorporated by reference to Exhibit 10.23 to the Registrant’s Annual Report on Form 10-K for the fiscal year ended August 30, 1997 filed on November 28, 1997, File No. 000-10815).

10.20**	Annual Incentive Plan for Senior Management (incorporated by reference to Exhibit 10.24 to the Registrant’s Annual Report on Form 10-K for the fiscal year ended August 30, 1997 filed on November 28, 1997, File No. 000-10815).

10.21**	Form of Severance Agreement for Vice Presidents, Senior Vice Presidents and Executive Vice Presidents with Less Than Three Years in an Officer Position executed by Philip S. Smith, Rodney L. Van Bebber, Daniel J. Murphy, John C. Bedrosian, William O. Coté, Dirk T. Davis, Luis de la Mata, Stanley G. Eggink, Joseph L. Falvey, Carolyn S. Fox, Don Gilpin, Gary C. Hammett, Gary S. Herman, Joseph A. Ney, David A. Woodward (incorporated by reference to Exhibit 10.50 to the Registrant’s Form 10-Q for the quarterly period ended December 31, 2000, filed on February 13, 2001, File No. 000-10815).

10.22**	Form of Severance Agreement for Executive Vice Presidents with Three Years or More in an Officer Position dated as of October 2, 2003, by and between the Registrant and Philip S. Smith (incorporated by reference to Exhibit 10.59 to the Registrant’s Form 10-Q for the fiscal quarter ended December 27, 2003 filed on February 10, 2004, File No. 000-10815).

10.23**	Form of Severance Agreement for Vice Presidents and Senior Vice Presidents, and Executive Vice Presidents with Less than Three Years in an Officer Position dated as of March 12, 2003, by and between the Registrant and Christine Neal (incorporated by reference to Exhibit 10.58 to the Registrant’s Form 10-Q for the fiscal quarter ended December 27, 2003 filed on February 10, 2004, File No. 000-10815).

10.24**	Form of Severance Agreement for Executive Vice Presidents with Three Years or More in an Officer Position executed by Robert M. Ling, Jr., Richard J. Martin and Charles J. Pilliter (incorporated by reference to Exhibit 10.49 to the Registrant’s Form 10-Q for the quarterly period ended December 31, 2000, filed on February 13, 2001, File No. 000-10815).

10.25**	Form of Severance Agreement for Vice Presidents and Senior Vice Presidents, and Executive Vice Presidents with Less than Three Years in an Officer Position dated as of December 8, 2006, by and between the Registrant and Randall G. Scoville (incorporated by reference to Exhibit 10.69 to the Registrant’s Quarterly Report on Form 10-Q for the fiscal quarter ended December 30, 2006 filed on February 13, 2007, File No. 000-10815).

10.26**	Form of Employment Agreement between the Company and Alfred A. Plamann (incorporated by reference to Exhibit 10.19 to Form S-4 Registration Statement of the Registrant filed on August 26, 1999, File No. 333-85917).

10.26.1**	Amendment to Employment Agreement dated as of August 1999, between the Registrant and Alfred A. Plamann (incorporated by reference to Exhibit 10.27 to Form S-4 Registration Statement of the Registrant filed on August 26, 1999, File No. 333-85917).

10.26.2**	Second Amendment to Employment Agreement dated as of April 2001, between registrant and Alfred A. Plamann (incorporated by reference to Exhibit 10.51 to the Registrant’s Form 10-Q for the quarterly period ended June 30, 2001, filed on August 14, 2001, File No. 000-10815).

10.26.3**	Third Amendment to Employment Agreement dated as of August 2003, between Registrant and Alfred A. Plamann (incorporated by reference to Exhibit 10.19.1 to the Registrant’s Annual Report on Form 10-K for the fiscal year ended September 27, 2003, filed on December 16, 2003, File No. 000-10815).

10.27	Promissory Note dated June 4, 1996, due on demand in favor of Grocers Capital Company by Robert M. Ling, Jr. (incorporated by reference to Exhibit 10.45 to the Registrant’s Annual Report on Form 10-K for the fiscal year ended September 27, 2003, filed on December 16, 2003, File No. 000-10815).

Exhibit No.	Description
10.28	Promissory Note dated December 6, 2000, due on demand in favor of Grocers Capital Company by Daniel J. Murphy and Debra A. Murphy (incorporated by reference to Exhibit 10.46 to the Registrant’s Annual Report on Form 10-K for the fiscal year ended September 27, 2003, filed on December 16, 2003, File No. 000-10815).

10.29**	Amended and Restated Unified Western Grocers, Inc. Deferred Compensation Plan dated as of May 1, 1999 (incorporated by reference to Exhibit 10.2 to the Registrant’s Annual Report on Form 10-K for the fiscal year ended August 28, 1999 filed on November 14, 1999, File No. 000-10815).

10.29.1**	Amendment No. 1 to the Amended and Restated Unified Western Grocers, Inc. Deferred Compensation Plan, amended as of October 19, 2007 (incorporated by reference to Exhibit 10.2.1 to the Registrant’s Annual Report on Form 10-K for the fiscal year ended September 29, 2007, filed on December 13, 2007).

10.30**	Unified Grocers, Inc. Deferred Compensation Plan II, Master Plan, dated as of September 26, 2008, effective January 1, 2005 (incorporated by reference to Exhibit 10.30 to the Registrant’s Annual Report on Form 10-K for the fiscal year ended September 27, 2008, filed on December 12, 2008, File No. 000-10815).

10.31**	Comprehensive Amendment to Unified Western Grocers, Inc. Employees’ Excess Benefit Plan dated as of December 5, 1995 (incorporated by reference to Exhibit 10.7 to the Registrant’s Annual Report on Form 10-K for the fiscal year ended August 30, 1997 filed on November 28, 1997, File No. 000-10815).

10.32**	Comprehensive Amendment to Unified Western Grocers, Inc. Employees’ Supplemental Deferred Compensation Plan dated as of December 5, 1995 (incorporated by reference to Exhibit 10.8 to the Registrant’s Annual Report on Form 10-K for the fiscal year ended August 30, 1997 filed on November 28, 1997, File No. 000-10815).

10.33**	Unified Western Grocers, Inc., Executive Salary Protection Plan II (“ESPP II”), Master Plan Document, effective January 4, 1995 (incorporated by reference to Exhibit 10.4 to the Registrant’s Annual Report on Form 10-K for the fiscal year ended September 2, 1995 filed on December 1, 1995, File No. 000-10815).

10.33.1**	Amendment No. 1999-I to Unified Western Grocers, Inc. Executive Salary Protection Plan II, effective as of January 1, 1999 (incorporated by reference to Exhibit 10.5 to the Registrant’s Form 10-Q for the quarterly period ended December 31, 2000, filed on February 13, 2001, File No. 000-10815).

10.33.2**	Amendment No. 2000-I to Unified Western Grocers, Inc. Executive Salary Protection Plan II, effective as of January 1, 2000 (incorporated by reference to Exhibit 10.6 to the Registrant’s Form 10-Q for the quarterly period ended December 31, 2000, filed on February 13, 2001, File No. 000-10815).

10.34**	Master Trust Agreement For Unified Western Grocers, Inc. Executive Salary Protection Plan II, dated as of April 28, 1995 (incorporated by reference to Exhibit 10.5 to the Registrant’s Annual Report on Form 10-K for the fiscal year ended September 2, 1995 filed on December 1, 1995, File No. 000-10815).

10.35**	Amended and Restated Unified Western Grocers, Inc. Executive Salary Protection Plan II, effective as of January 1, 2003 (incorporated by reference to Exhibit 10.4.4 to the Registrant’s Annual Report on Form 10-K for the fiscal year ended October 2, 2004, filed on December 16, 2004, File No. 000-10815).

10.35.1**	Amendment No. 1 to the Amended and Restated Unified Western Grocers, Inc. Executive Salary Protection Plan II, amended as of October 19, 2007 (incorporated by reference to Exhibit 10.4.5 to the Registrant’s Annual Report on Form 10-K for the fiscal year ended September 29, 2007, filed on December 13, 2007).

10.36**	Unified Grocers, Inc. Executive Salary Protection Plan III, Master Plan Document, dated as of September 26, 2008, effective January 1, 2005 (incorporated by reference to Exhibit 10.36 to the Registrant’s Annual Report on Form 10-K for the fiscal year ended September 27, 2008, filed on December 12, 2008, File No. 000-10815).

Exhibit No.	Description
10.37**	Unified Western Grocers, Inc. Executive Insurance Plan Split dollar Agreement and Schedule of Executive Officers party thereto (incorporated by reference to Exhibit 10.6 to the Registrant’s Annual Report on Form 10-K for the fiscal year ended September 2, 1995 filed on December 1, 1995, File No. 000-10815).

10.38**	Amended and Restated Unified Western Grocers, Inc. Cash Balance Plan effective January 1, 2002, as amended (incorporated by reference to Exhibit 10.1 to the Registrant’s Annual Report on Form 10-K for the fiscal year ended September 28, 2002, filed on January 13, 2003, File No. 000-10815).

10.38.1**	Amendment No. 2 to the Unified Western Grocers, Inc. Cash Balance Plan, amended as of November 15, 2004 (incorporated by reference to Exhibit 10.1.1 to the Registrant’s Annual Report on Form 10-K for the fiscal year ended October 1, 2005, filed on December 21, 2005, File No. 000-10815).

10.38.2**	Amendment No. 3 to the Unified Western Grocers, Inc. Cash Balance Plan, amended as of November 15, 2004 (incorporated by reference to Exhibit 10.1.2 to the Registrant’s Annual Report on Form 10-K for the fiscal year ended October 1, 2005, filed on December 21, 2005, File No. 000-10815).

10.38.3**	Amendment No. 4 to the Unified Western Grocers, Inc. Cash Balance Plan, amended as of August 8, 2005 (incorporated by reference to Exhibit 10.1.3 to the Registrant’s Annual Report on Form 10-K for the fiscal year ended October 1, 2005, filed on December 21, 2005, File No. 000-10815).

10.38.4**	Amendment No. 5 to the Unified Western Grocers, Inc. Cash Balance Plan, amended as of December 22, 2006 (incorporated by reference to Exhibit 10.1.4 to the Registrant’s Quarterly Report on Form 10-Q for the fiscal quarter ended December 30, 2006 filed on February 13, 2007, File No. 000-10815).

10.38.5**	Amendment No. 6 to the Unified Western Grocers, Inc. Cash Balance Plan, amended as of February 18, 2008 (incorporated by reference to Exhibit 10.1.5 to the Registrant’s Quarterly Report on Form 10-Q for the fiscal quarter ended March 29, 2008, filed on May 13, 2008).

10.38.6**	Amended and Restated Unified Grocers, Inc. Cash Balance Plan, effective January 1, 2009, as amended (incorporated by reference to Exhibit 10.38.6 to the Registrant’s Quarterly Report on Form 10-Q for the fiscal quarter ended December 27, 2008, filed on February 10, 2009).

10.39**	Amended and Restated Unified Western Grocers, Inc. Employee Savings Plan (incorporated by reference to Exhibit 10.2 to the Registrant’s Quarterly Report on Form 10-Q for the fiscal quarter ended December 29, 2001 filed on February 19, 2002, File No. 000-10815).

10.39.1**	Amendment No. 1 to the Unified Western Grocers, Inc. Employee Savings Plan, amended as of April 16, 2002 (incorporated by reference to Exhibit 10.9.1 to the Registrant’s Annual Report on Form 10-K for the fiscal year ended September 29, 2007, filed on December 13, 2007).

10.39.2**	Amendment No. 2 to the Unified Western Grocers, Inc. Employee Savings Plan, amended as of September 1, 2003 (incorporated by reference to Exhibit 10.9.2 to the Registrant’s Annual Report on Form 10-K for the fiscal year ended September 29, 2007, filed on December 13, 2007).

10.39.3**	Amendment No. 3 to the Unified Western Grocers, Inc. Employee Savings Plan, amended as of December 19, 2003 (incorporated by reference to Exhibit 10.9.3 to the Registrant’s Annual Report on Form 10-K for the fiscal year ended September 29, 2007, filed on December 13, 2007).

10.39.4**	Amendment No. 4 to the Unified Western Grocers, Inc. Employee Savings Plan, amended as of November 15, 2004 (incorporated by reference to Exhibit 10.9.4 to the Registrant’s Annual Report on Form 10-K for the fiscal year ended September 29, 2007, filed on December 13, 2007).

10.39.5**	Amendment No. 5 to the Unified Western Grocers, Inc. Employee Savings Plan, amended as of July 29, 2005 (incorporated by reference to Exhibit 10.9.5 to the Registrant’s Annual Report on Form 10-K for the fiscal year ended September 29, 2007, filed on December 13, 2007).

Exhibit No.	Description
10.39.6**	Amendment No. 6 to the Unified Western Grocers, Inc. Employee Savings Plan, amended as of December 22, 2006 (incorporated by reference to Exhibit 10.9.1 to the Registrant’s Quarterly Report on Form 10-Q for the fiscal quarter ended December 30, 2006 filed on February 13, 2007, File No. 000-10815).

10.39.7**	Amendment No. 7 to the Unified Western Grocers, Inc. Employee Savings Plan, amended as of September 26, 2007 (incorporated by reference to Exhibit 10.9.7 to the Registrant’s Annual Report on Form 10-K for the fiscal year ended September 29, 2007, filed on December 13, 2007).

10.39.8**	Amendment No. 8 to the Unified Grocers, Inc. Employee Savings Plan, effective as of January 1, 2008 (incorporated by reference to Exhibit 10.39.8 to the Registrant’s Quarterly Report on Form 10-Q for the fiscal quarter ended December 27, 2008, filed on February 10, 2009).

10.40**	Amended and Restated Unified Western Grocers, Inc. Employees’ Sheltered Savings Plan (incorporated by reference to Exhibit 10.1 to the Registrant’s Quarterly Report on Form 10-Q for the fiscal quarter ended December 29, 2001 filed on February 19, 2002, File No. 000-10815).

10.40.1**	Amendment No. 1 to the Unified Western Grocers, Inc. Employees’ Sheltered Savings Plan, amended as of June 11, 2002 (incorporated by reference to Exhibit 10.3.1 to the Registrant’s Annual Report on Form 10-K for the fiscal year ended October 1, 2005, filed on December 21, 2005, File No. 000-10815).

10.40.2**	Amendment No. 2 to the Unified Western Grocers, Inc. Employees’ Sheltered Savings Plan, amended as of September 1, 2003 (incorporated by reference to Exhibit 10.3.2 to the Registrant’s Annual Report on Form 10-K for the fiscal year ended October 1, 2005, filed on December 21, 2005, File No. 000-10815).

10.40.3**	Amendment No. 3 to the Unified Western Grocers, Inc. Employees’ Sheltered Savings Plan, amended as of December 19, 2003 (incorporated by reference to Exhibit 10.3.3 to the Registrant’s Annual Report on Form 10-K for the fiscal year ended October 1, 2005, filed on December 21, 2005, File No. 000-10815).

10.40.4**	Amendment No. 4 to the Unified Western Grocers, Inc. Employees’ Sheltered Savings Plan, amended as of November 15, 2004 (incorporated by reference to Exhibit 10.3.4 to the Registrant’s Annual Report on Form 10-K for the fiscal year ended October 1, 2005, filed on December 21, 2005, File No. 000-10815).

10.40.5**	Amendment No. 5 to the Unified Western Grocers, Inc. Employees’ Sheltered Savings Plan, amended as of August 17, 2005 (incorporated by reference to Exhibit 10.3.5 to the Registrant’s Annual Report on Form 10-K for the fiscal year ended October 1, 2005, filed on December 21, 2005, File No. 000-10815).

10.40.6**	Amendment No. 6 to the Unified Western Grocers, Inc. Employees’ Sheltered Savings Plan, amended as of December 1, 2005 (incorporated by reference to Exhibit 10.1 to the Registrant’s Quarterly Report on Form 10-Q for the fiscal quarter ended December 31, 2005).

10.40.7**	Amendment No. 7 to the Unified Western Grocers, Inc. Employees’ Sheltered Savings Plan, amended as of December 22, 2006 (incorporated by reference to Exhibit 10.3.7 to the Registrant’s Quarterly Report on Form 10-Q for the fiscal quarter ended December 30, 2006 filed on February 13, 2007, File No. 000-10815).

10.40.8**	Amendment No. 8 to the Unified Western Grocers, Inc. Employees’ Sheltered Savings Plan, amended as of September 26, 2007 (incorporated by reference to Exhibit 10.3.8 to the Registrant’s Annual Report on Form 10-K for the fiscal year ended September 29, 2007, filed on December 13, 2007).

10.40.9**	Amendment No. 9 to the Unified Grocers, Inc. Employees’ Sheltered Savings Plan, effective as of January 1, 2008 (incorporated by reference to Exhibit 10.40.9 to the Registrant’s Quarterly Report on Form 10-Q for the fiscal quarter ended December 27, 2008, filed on February 10, 2009).

Exhibit No.	Description
10.41**	Cash Balance Retirement Plan for Employees of Associated Grocers, Inc. (predecessor-in-interest to the Registrant) effective January 1, 2004 (incorporated by reference to Exhibit 10.56 to the Registrant’s Quarterly Report on Form 10-Q for the fiscal quarter ended December 29, 2007, filed on February 12, 2008).

10.41.1**	Amendment to the Cash Balance Retirement Plan for Employees of Associated Grocers, Inc. (predecessor-in-interest to the Registrant) effective March 28, 2005 (incorporated by reference to Exhibit 10.56.1 to the Registrant’s Quarterly Report on Form 10-Q for the fiscal quarter ended December 29, 2007, filed on February 12, 2008).

10.41.2**	Amendment to the Cash Balance Retirement Plan for Employees of Associated Grocers, Inc. (predecessor-in-interest to the Registrant) effective June 1, 2007 (incorporated by reference to Exhibit 10.56.2 to the Registrant’s Quarterly Report on Form 10-Q for the fiscal quarter ended December 29, 2007, filed on February 12, 2008).

10.41.3**	Amendment No. 3 to the Cash Balance Retirement Plan for Employees of Associated Grocers, Inc. amended as of June 17, 2008 (incorporated by reference to Exhibit 10.56.2 to the Registrant’s Quarterly Report on Form 10-Q for the fiscal quarter ended June 28, 2008, filed on August 12, 2008).

10.41.4**	Amended and Restated Cash Balance Retirement Plan for Employees of Associated Grocers, Inc. (predecessor-in-interest to the Registrant), effective December 31, 2008 (incorporated by reference to Exhibit 10.41.3 to the Registrant’s Quarterly Report on Form 10-Q for the fiscal quarter ended December 27, 2008, filed on February 10, 2009).

10.42**	Union Bank of California Trust Agreement for Cash Balance Retirement Plan for Employees of Associated Grocers, Inc. (predecessor-in-interest to the Registrant) as of September 13, 2004 (incorporated by reference to Exhibit 10.57 to the Registrant’s Quarterly Report on Form 10-Q for the fiscal quarter ended December 29, 2007, filed on February 12, 2008).

10.43**	Unified Western Grocers, Inc. Early Retirement Program (incorporated by reference to Exhibit 10.28 to the Form S-4 Registration Statement filed on August 26, 1999, File No. 333-05917).

10.44	Smart & Final Supply Agreement Dated May 16, 2003 (incorporated by reference to Exhibit 10.45 to Registrant’s Form 10-Q for the fiscal quarter ended June 28, 2003 filed on August 8, 2003, File No. 000-10815).

10.45	Stock Purchase Agreement dated March 26, 1999 by and among Grocers Capital Company, K.V. Mart Co., an affiliate of Darioush Khaledi, Khaledi Family Partnership I, Khaledi Family Trust dated May 17, 1995, and Parviz Vazin and Vida Vazin (incorporated by reference to Exhibit 10.35 to the Registrant’s Annual Report on Form 10-K for the fiscal year ended September 30, 2000, filed on December 26, 2000, File No. 000-10815).

10.46	Pledge Agreement dated March 26, 1999 by Khaledi Family Partnership I, Khaledi Family Trust dated May 17, 1995, and Parviz Vazin and Vida Vazin in favor of Grocers Capital Company (incorporated by reference to Exhibit 10.36 to the Registrant’s Annual Report on Form 10-K for the fiscal year ended September 30, 2000, filed on December 26, 2000, File No. 000-10815).

10.47	Guaranty dated March 26, 1999 by K.V. Mart Co. in favor of Grocers Capital Company (incorporated by reference to Exhibit 10.37 to the Registrant’s Annual Report on Form 10-K for the fiscal year ended September 30, 2000, filed on December 26, 2000, File No. 000-10815).

10.48	Term Loan Agreement dated as of May 12, 2000 between K.V. Mart Co. and Unified Western Grocers, Inc. relating to a $7,000,000 Promissory Note due May 12, 2005 in favor of Unified Western Grocers, Inc. by K.V. Mart Co. (incorporated by reference to Exhibit 10.38 to the Registrant’s Form 10-Q for the quarterly period ended July 1, 2000 filed on August 17, 2000, File No. 000-10815).

10.49	Security Agreement dated as of May 12, 2000 between K.V. Mart Co. and Unified Western Grocers, Inc. relating to the Term Loan Agreement dated as of May 12, 2000 between K.V. Mart Co. and Unified Western Grocers, Inc. (incorporated by reference to Exhibit 10.39 to the Registrant’s Form 10-Q for the quarterly period ended July 1, 2000 filed on August 17, 2000, File No. 000-10815).

Exhibit No.	Description
10.50	Guaranty dated as of May 12, 2000 by Darioush Khaledi and Shahpar Khaledi, husband and wife, Darioush Khaledi, as Trustee of the Khaledi Family Trust under Declaration of Trust dated May 17, 1995, K.V. Property Company, and Parviz Vazin and Vida Vazin in favor of Unified Western Grocers, Inc. issued pursuant to that certain Term Loan Agreement dated as of May 12, 2000 between K.V. Mart Co. and Unified Western Grocers, Inc. (incorporated by reference to Exhibit 10.40 to the Registrant’s Form 10-Q for the quarterly period ended July 1, 2000 filed on August 17, 2000, File No. 000-10815).

10.51	Stock Collateral Acknowledgement and Consent dated as of May 12, 2000 executed by the shareholders of K.V. Mart Co. (incorporated by reference to Exhibit 10.41 to the Registrant’s Form 10-Q for the quarterly period ended July 1, 2000 filed on August 17, 2000, File No. 000-10815).

10.52	Loan guaranties dated June 12, 1980 and September 30, 1988, given by United Grocers, Inc. (predecessor-in-interest to the Registrant) for the benefit of C&K Market, Inc., an affiliate of Raymond L. Nidiffer (incorporated by reference to Exhibit 10.I12 to United Grocers’ Form 10-K for the fiscal year ended September 30, 1989).

10.53	Agreement for Purchase and Sale and Escrow Instructions dated September 17, 1997, between United Grocers, Inc. (predecessor-in-interest to the Registrant) and C&K Market, Inc., an affiliate of Raymond L. Nidiffer (incorporated by reference to Exhibit 10.I5 to United Grocers, Inc.’s Form 10-K for the fiscal year ended October 2, 1998 filed on January 20, 1999, File No. 002-60487).

10.54	Stock Purchase Agreement dated November 17, 1997, by and among United Grocers, Inc. (predecessor-in-interest to the Registrant) and C&K Market, an affiliate of Raymond L. Nidiffer (incorporated by reference to Exhibit 10.I6 to Form 10-K of United Grocers, Inc. filed on January 20, 1999, File No. 002-60487).

10.55	Preferred Stock Purchase Agreement by and between C & K Market, Inc. and Unified Western Grocers, Inc. dated as of December 19, 2000 (incorporated by reference to Exhibit 10.47 to the Registrant’s Form 10-Q for the quarterly period ended December 31, 2000, filed on February 13, 2001, File No. 000-10815).

10.56	Shareholders Agreement by and among Unified Western Grocers, Inc., C & K Market, Inc. and designated shareholders of C & K Market, Inc. dated as of December 19, 2000 (incorporated by reference to Exhibit 10.48 to the Registrant’s Form 10-Q for the quarterly period ended December 31, 2000, filed on February 13, 2001, File No. 000-10815).

10.57	Series A Preferred Stock Exchange Agreement dated as of December 29, 2003, by and between C&K Market, Inc. and the Registrant (incorporated by reference to Exhibit 10.60 to the Registrant’s Form 10-Q for the fiscal quarter ended December 27, 2003 filed on February 10, 2004, File No. 000-10815).

10.58	Shareholders Agreement dated as of December 29, 2003, by and among the Registrant, C&K Market, Inc. and designated shareholders of C&K Market, Inc. (incorporated by reference to Exhibit 10.61 to the Registrant’s Form 10-Q for the fiscal quarter ended December 27, 2003 filed on February 10, 2004, File No. 000-10815).

10.59	Supply Agreement dated as of December 29, 2003, by and between the Registrant and C&K Market, Inc. (incorporated by reference to Exhibit 10.62 to the Registrant’s Form 10-Q for the fiscal quarter ended December 27, 2003 filed on February 10, 2004, File No. 000-10815).

10.60	Continuing Guaranty dated as of December 29, 2003, by designated shareholders of C&K Market, Inc. in favor of the Registrant relating to the Series A Preferred Stock Exchange Agreement dated as of December 29, 2003, by and between C&K Market, Inc. and the Registrant (incorporated by reference to Exhibit 10.63 to the Registrant’s Form 10-Q for the fiscal quarter ended December 27, 2003 filed on February 10, 2004, File No. 000-10815).

10.61	Intercreditor and Subordination Agreement dated as of December 29, 2003, by and among designated subordinated creditors of C&K Market, Inc., C&K Market, Inc. and the Registrant (incorporated by reference to Exhibit 10.64 to the Registrant’s Form 10-Q for the fiscal quarter ended December 27, 2003 filed on February 10, 2004, File No. 000-10815).

Exhibit No.	Description
10.62	Right of First Refusal Agreement dated as of December 29, 2003, by and among C&K Market, Inc., designated shareholders of C&K Market, Inc. and the Registrant (incorporated by reference to Exhibit 10.65 to the Registrant’s Form 10-Q for the fiscal quarter ended December 27, 2003 filed on February 10, 2004, File No. 000-10815).

10.63	Purchase and Sale Agreement with Joint Escrow Instructions dated as of June 19, 2003, by and between Registrant and The Alamo Group, Inc. (incorporated by reference to Exhibit 10.47 to the Registrant’s Annual Report on Form 10-K for the fiscal year ended September 27, 2003, filed on December 16, 2003, File No. 000-10815).

10.63.1	First Amendment to Purchase and Sale Agreement with Joint Escrow Instructions dated as of July 31, 2003, by and between Registrant and The Alamo Group, Inc. relating to the Purchase and Sale Agreement with Joint Escrow Instructions dated as of June 19, 2003, by and between Registrant and The Alamo Group, Inc. (incorporated by reference to Exhibit 10.49 to the Registrant’s Annual Report on Form 10-K for the fiscal year ended September 27, 2003, filed on December 16, 2003, File No. 000-10815).

10.63.2	Second Amendment to Purchase and Sale Agreement with Joint Escrow Instructions dated as of August 15, 2003, by and between Registrant and The Alamo Group, Inc. relating to the Purchase and Sale Agreement with Joint Escrow Instructions dated as of June 19, 2003, by and between Registrant and The Alamo Group, Inc. (incorporated by reference to Exhibit 10.50 to the Registrant’s Annual Report on Form 10-K for the fiscal year ended September 27, 2003, filed on December 16, 2003, File No. 000-10815).

10.63.3	Third Amendment to Purchase and Sale Agreement with Joint Escrow Instructions dated as of August 22, 2003, by and between Registrant and The Alamo Group, Inc. relating to the Purchase and Sale Agreement with Joint Escrow Instructions dated as of June 19, 2003, by and between Registrant and The Alamo Group, Inc. (incorporated by reference to Exhibit 10.51 to the Registrant’s Annual Report on Form 10-K for the fiscal year ended September 27, 2003, filed on December 16, 2003, File No. 000-10815).

10.63.4	Fourth Amendment to Purchase and Sale Agreement with Joint Escrow Instructions dated as of August 27, 2003, by and between Registrant and The Alamo Group, Inc. relating to the Purchase and Sale Agreement with Joint Escrow Instructions dated as of June 19, 2003, by and between Registrant and The Alamo Group, Inc. (incorporated by reference to Exhibit 10.52 to the Registrant’s Annual Report on Form 10-K for the fiscal year ended September 27, 2003, filed on December 16, 2003, File No. 000-10815).

10.63.5	Fifth Amendment to Purchase and Sale Agreement with Joint Escrow Instructions dated as of November 18, 2003, by and between Registrant and AH Investors, LLC relating to the Purchase and Sale Agreement with Joint Escrow Instructions dated as of June 19, 2003, by and between Registrant and The Alamo Group, Inc. (incorporated by reference to Exhibit 10.53 to the Registrant’s Annual Report on Form 10-K for the fiscal year ended September 27, 2003, filed on December 16, 2003, File No. 000-10815).

10.63.5.1	First Amendment to Agreement Regarding Assets dated as of December 19, 2003, by and among the Registrant, AH Investors, LLC and TDH Investors, LLC relating to the Fifth Amendment to Purchase and Sale Agreement with Joint Escrow Instructions dated as of November 18, 2003, by and between the Registrant and AH Investors, LLC (incorporated by reference to Exhibit 10.56 to the Registrant’s Form 10-Q for the fiscal quarter ended December 27, 2003 filed on February 10, 2004, File No. 000-10815).

10.63.6	Sixth Amendment to Purchase and Sale Agreement with Joint Escrow Instructions dated as of December 19, 2003, by and between the Registrant and AH Investors, LLC relating to the Purchase and Sale Agreement with Joint Escrow Instructions dated as of June 19, 2003, by and between the Registrant and The Alamo Group, Inc. (incorporated by reference to Exhibit 10.57 to the Registrant’s Form 10-Q for the fiscal quarter ended December 27, 2003 filed on February 10, 2004, File No. 000-10815).

Exhibit No.	Description
10.63.7	Seventh Amendment to Purchase and Sale Agreement with Joint Escrow Instructions dated as of April 26, 2004, by and between the Registrant and AH Investors, LLC relating to the Purchase and Sale Agreement with Joint Escrow Instructions dated as of June 19, 2003, by and between the Registrant and The Alamo Group, Inc. (incorporated by reference to Exhibit 10.66 to the Registrant’s Form 10-Q for the fiscal quarter ended June 26, 2004 filed on August 3, 2004, File No. 000-10815).

10.64	Addendum to Purchase and Sale Agreement with Joint Escrow Instructions dated as of June 25, 2003, by and between Registrant and The Alamo Group, Inc. relating to the Purchase and Sale Agreement with Joint Escrow Instructions dated as of June 19, 2003, by and between Registrant and The Alamo Group, Inc. (incorporated by reference to Exhibit 10.48 to the Registrant’s Annual Report on Form 10-K for the fiscal year ended September 27, 2003, filed on December 16, 2003, File No. 000-10815).

10.65	Operating Agreement of AH Investors, LLC dated as of November 26, 2003, by and among AH Investors, LLC, Hall Portola, Inc. and Alamo Group VIII, LLC (incorporated by reference to Exhibit 10.54 to the Registrant’s Form 10-Q for the fiscal quarter ended December 27, 2003 filed on February 10, 2004, File No. 000-10815).

10.66	Operating Agreement of TDH Investors, LLC dated as of November 26, 2003, by and among TDH Investors, LLC, Hall Portola, Inc. and Alamo Group VIII, LLC (incorporated by reference to Exhibit 10.55 to the Registrant’s Form 10-Q for the fiscal quarter ended December 27, 2003 filed on February 10, 2004, File No. 000-10815).

10.67	Agreement of Settlement and Release dated as of September 28, 2007, by and among AH Investors, LLC, Passco Save, LLC, Unified Western Grocers, Inc. and Lomo, Inc. (incorporated by reference to Exhibit 10.58 to the Registrant’s Quarterly Report on Form 10-Q for the fiscal quarter ended December 29, 2007, filed on February 12, 2008).

10.67.1	First Amendment to Agreement of Settlement and Release dated as of December 28, 2007, by and among AH Investors, LLC, Passco Save, LLC, Unified Western Grocers, Inc. and Lomo, Inc. (incorporated by reference to Exhibit 10.58.1 to the Registrant’s Quarterly Report on Form 10-Q for the fiscal quarter ended December 29, 2007, filed on February 12, 2008).

14	Code of Financial Ethics (incorporated by reference to Exhibit 14.1 to the Registrant’s Annual Report on Form 10-K for the fiscal year ended October 1, 2005, filed on December 21, 2005, File No. 000-10815).

21*	Subsidiaries of the Registrant.

31.1*	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2*	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1*	Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2*	Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*	Filed herein.
**	Management contract or compensatory plan or arrangement.
***	Confidential treatment was requested with respect to the omitted portions of this Exhibit, which portions have been filed separately with the Securities and Exchange Commission. Certain schedules were omitted in reliance upon Item 601(b)(2) of Regulation S-K. The Company agreed to furnish the SEC, supplementally, with a copy of any omitted schedule(s) upon request.

    (c) Financial Statement Schedule:

Schedule II—Valuation and Qualifying Accounts for the fiscal years ended October 3, 2009, September 27, 2008 and September 29, 2007.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

UNIFIED GROCERS, INC.

By	/s/ RICHARD J. MARTIN
Richard J. Martin
Executive Vice President, Finance & Administration and Chief Financial Officer (Duly Authorized Officer and Principal Financial and Accounting Officer)

Dated:    December 17, 2009

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

Signature	Title	Date

/s/ Alfred A. Plaman Alfred A. Plamann	President and Chief Executive Officer (Principal Executive Officer)	December 17, 2009

/s/ Richard J. Martin Richard J. Martin	Executive Vice President, Finance & Administration and Chief Financial Officer (Principal Financial and Accounting Officer)	December 17, 2009

/s/ Randall G. Scoville Randall G. Scoville	Vice President, Accounting and Chief Accounting Officer	December 17, 2009

/s/ Louis A. Amen Louis A. Amen	Director	December 17, 2009

/s/ John Berberian John Berberian	Director	December 17, 2009

Signature	Title	Date

/s/ Oscar Gonzalez Oscar Gonzalez	Director	December 17, 2009

/s/ Richard E. Goodspeed Richard E. Goodspeed	Director	December 17, 2009

/s/ Terry H. Halverson Terry H. Halverson	Director	December 17, 2009

/s/ Paul Kapioski Paul Kapioski	Director	December 17, 2009

/s/ Darioush Khaledi Darioush Khaledi	Director	December 17, 2009

/s/ Mark Kidd Mark Kidd	Director	December 17, 2009

/s/ John D. Lang John D. Lang	Director	December 17, 2009

/s/ Jay T. McCormack Jay T. McCormack	Director	December 17, 2009

/s/ John Najjar John Najjar	Director	December 17, 2009

/s/ Douglas A. Nidiffer Douglas A. Nidiffer	Director	December 17, 2009

/s/ Peter J. O’Neal Peter J. O’Neal	Director	December 17, 2009

/s/ Michael A. Provenzano, Jr. Michael A. Provenzano, Jr.	Director	December 17, 2009

Thomas S. Sayles	Director	December , 2009

/s/ Robert E. Stiles Robert E. Stiles	Director	December 17, 2009

/s/ Michael S. Trask Michael S. Trask	Director	December 17, 2009

/s/ Kenneth Ray Tucker Kenneth Ray Tucker	Director	December 17, 2009

/s/ Richard L. Wright Richard L. Wright	Director	December 17, 2009

Schedule II

Valuation and Qualifying Accounts

For the Fiscal Years Ended October 3, 2009, September 27, 2008 and September 29, 2007

(dollars in thousands)
	Balance at Beginning of Period	Additions (Reductions) Charged (Credited) to Costs and Expense	Write-Offs(a)	Balance at end of Period
Year ended September 29, 2007:
Reserves and allowances deducted from asset accounts:
Allowance for uncollectible accounts and notes receivable	$2,883	$(529)	$(237)	$2,117

Year ended September 27, 2008:
Reserves and allowances deducted from asset accounts:
Allowance for uncollectible accounts and notes receivable	$2,117	$943	$(411)	$2,649

Year ended October 3, 2009:
Reserves and allowances deducted from asset accounts:
Allowance for uncollectible accounts and notes receivable	$2,649	$1,394	$(584)	$3,459

(a)	Accounts written off, net of recoveries.