Form 10-Q
period 2010-01-02
UNIFIED GROCERS, INC.
filed 2010-02-16
CIK 320431

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED JANUARY 2, 2010

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

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date. As of January 30, 2010, the number of shares outstanding was:

Class A: 173,600 shares; Class B: 452,214 shares; Class C: 15 shares; Class E: 251,808 shares

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS (UNAUDITED)

Unified Grocers, Inc. and Subsidiaries

Consolidated Condensed Balance Sheets – Unaudited

(dollars in thousands)

	January 2, 2010	October 3, 2009
Assets

Current assets:
Cash and cash equivalents	$30,295	$10,942
Accounts and current portion of notes receivable, net of allowances of $3,821 and $3,456 at January 2, 2010 and October 3, 2009, respectively	186,756	195,607
Inventories	233,531	257,947
Prepaid expenses and other current assets	10,777	11,053
Deferred income taxes	10,165	10,165

Total current assets	471,524	485,714
Properties and equipment, net	194,443	197,759
Investments	87,796	87,573
Notes receivable, less current portion and net of allowances of $1 and $3 at January 2, 2010 and October 3, 2009, respectively	13,311	13,188
Goodwill	38,997	38,997
Other assets, net	93,119	92,322

Total Assets	$899,190	$915,553

Liabilities and Shareholders’ Equity

Current liabilities:
Accounts payable	$186,814	$213,604
Accrued liabilities	65,683	65,443
Current portion of notes payable	803	980
Members’ deposits and estimated patronage dividends	16,371	15,901

Total current liabilities	269,671	295,928
Notes payable, less current portion	237,359	228,422
Long-term liabilities, other	200,753	199,248
Member and Non-Members’ deposits	7,079	5,883
Commitments and contingencies

Shareholders’ equity:
Class A Shares: 500,000 shares authorized, 173,250 and 177,100 shares outstanding at January 2, 2010 and October 3, 2009, respectively	31,891	32,670
Class B Shares: 2,000,000 shares authorized, 452,214 and 469,053 shares outstanding at January 2, 2010 and October 3, 2009, respectively	78,766	81,774
Class E Shares: 2,000,000 shares authorized, 251,808 shares outstanding at both January 2, 2010 and October 3, 2009	25,181	25,181
Retained earnings after elimination of accumulated deficit of $26,976 effective September 28, 2002	75,339	73,182
Receivable from sale of Class A Shares to Members	(2,281)	(2,577)
Accumulated other comprehensive loss	(24,568)	(24,158)

Total shareholders’ equity	184,328	186,072

Total Liabilities and Shareholders’ Equity	$899,190	$915,553

The accompanying notes are an integral part of these statements.

Unified Grocers, Inc. and Subsidiaries

Consolidated Condensed Statements of Earnings – Unaudited

(dollars in thousands)

	Thirteen Weeks Ended
	January 2, 2010	December 27, 2008

Net sales	$999,838	$1,045,219
Cost of sales	908,232	944,845
Distribution, selling and administrative expenses	78,078	80,599

Operating income	13,528	19,775
Interest expense	(2,826)	(3,610)

Earnings before estimated patronage dividends and income taxes	10,702	16,165
Estimated patronage dividends	(4,799)	(9,988)

Earnings before income taxes	5,903	6,177
Income taxes	(2,216)	(2,317)

Net earnings	$3,687	$3,860

The accompanying notes are an integral part of these statements.

Unified Grocers, Inc. and Subsidiaries

Consolidated Condensed Statements of Comprehensive Earnings – Unaudited

(dollars in thousands)

	Thirteen Weeks Ended
	January 2, 2010	December 27, 2008

Net earnings	$3,687	$3,860
Other comprehensive earnings, net of income taxes:
Unrealized net holding (loss) gain on investments	(410)	644

Comprehensive earnings	$3,277	$4,504

The accompanying notes are an integral part of these statements.

Unified Grocers, Inc. and Subsidiaries

Consolidated Condensed Statements of Cash Flows – Unaudited

(dollars in thousands)

	Thirteen Weeks Ended
	January 2, 2010	December 27, 2008

Cash flows from operating activities:
Net earnings	$3,687	$3,860
Adjustments to reconcile net earnings to net cash provided by operating activities:
Depreciation and amortization	6,250	5,698
Provision for doubtful accounts	352	(47)
Loss on sale of properties and equipment	60	82
Deferred income taxes	—	1,420
(Increase) decrease in assets:
Accounts receivable	8,443	3,337
Inventories	24,416	9,828
Prepaid expenses and other current assets	276	525
Benefit plan assets	(1,874)	—
Increase (decrease) in liabilities:
Accounts payable	(26,970)	(19,102)
Accrued liabilities	242	(9,537)
Long-term liabilities, other	3,786	7,792

Net cash provided by operating activities	18,668	3,856

Cash flows from investing activities:
Purchases of properties and equipment	(1,360)	(2,075)
Purchases of securities and other investments	(5,182)	(5,263)
Proceeds from maturities or sales of securities and other investments	4,065	4,246
Origination of notes receivable	(1,267)	(498)
Collection of notes receivable	1,200	1,497
Proceeds from sales of properties and equipment	28	—
(Increase) decrease in other assets	(1,989)	3,842

Net cash (utilized) provided by investing activities	(4,505)	1,749

Cash flows from financing activities:
Borrowings from long-term notes payable	25,000	—
Reduction of short-term notes payable	(121)	(941)
Reduction of long-term notes payable	(16,158)	(7,673)
Payment of deferred financing fees	(176)	(283)
Increase in Members’ deposits and estimated patronage dividends	470	4,801
Increase in Member and Non-Members’ deposits	1,196	1,952
Decrease in receivable from sale of Class A Shares to Members, net	296	218
Repurchase of shares from Members	(5,317)	(6,699)
Issuance of shares to Members	—	192

Net cash provided (utilized) by financing activities	5,190	(8,433)

Net increase (decrease) in cash and cash equivalents	19,353	(2,828)
Cash and cash equivalents at beginning of period	10,942	15,849

Cash and cash equivalents at end of period	$30,295	$13,021

Supplemental disclosure of cash flow information:
Cash paid during the period for:
Interest	$2,771	$3,272
Income taxes	$2,200	$2,306
Supplemental disclosure of non-cash items:
Accrued split-dollar life insurance liability – cumulative effect of adoption of ASC 715-60 (EITF No. 06-4)	$—	$3,269
Capital leases	$39	$424
Accrued Class E Share dividend	$—	$821

The accompanying notes are an integral part of these statements.

Unified Grocers, Inc. and Subsidiaries

NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS (UNAUDITED)

1.    BASIS OF PRESENTATION

The consolidated condensed financial statements include the accounts of Unified Grocers, Inc. and all its subsidiaries (the “Company” or “Unified”). Inter-company transactions and accounts with subsidiaries have been eliminated. The interim financial statements included herein have been prepared by the Company without audit, pursuant to the rules and regulations promulgated by the Securities and Exchange Commission (the “SEC”). Certain information and note disclosures normally included in the financial statements prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”) have been omitted pursuant to SEC rules and regulations; nevertheless, management believes that the disclosures are adequate to make the information presented not misleading. These consolidated condensed financial statements should be read in conjunction with the audited financial statements and notes thereto included in the Company’s latest Annual Report on Form 10-K for the year ended October 3, 2009 filed with the SEC. The results of operations for the interim periods are not necessarily indicative of the results for the full year.

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

The Company’s banking arrangements allow the Company to fund outstanding checks when presented for payment to the financial institutions utilized by the Company for disbursements. This cash management practice frequently results in total issued checks exceeding the available cash balance at a single financial institution. The Company’s policy is to record its cash disbursement accounts with a cash book overdraft in accounts payable. At January 2, 2010 and October 3, 2009, the Company had book overdrafts of $55.7 million and $56.8 million, respectively, classified in accounts payable.

2.    FAIR VALUE OF FINANCIAL INSTRUMENTS

The Company evaluates the fair value of its assets and liabilities in accordance with the Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) Topic 820, “Fair Value Measurements and Disclosures” (“ASC Topic 820”) and ASC Topic 825, “Financial Instruments” (“ASC Topic 825”).

ASC Topic 820 establishes a hierarchy for evaluating assets and liabilities valued at fair value as follows:

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

The Company records marketable securities at fair value in accordance with ASC Topic 320, “Investments – Debt and Equity Securities.” These assets are held by the Company’s Insurance segment. The Company’s Wholesale Distribution segment holds insurance contracts and mutual funds valued at fair value in support of certain employee benefits. See Note 3 for further discussion on investments.

The following methods and assumptions were used to estimate the fair value of each class of financial instruments for which it is practicable to estimate that value:

Cash and cash equivalents.    The carrying amount approximates fair value due to the short maturity of these instruments.

Unified Grocers, Inc. and Subsidiaries

Notes to Consolidated Condensed Financial Statements (Unaudited)—(Continued)

Accounts receivable and current portion of notes receivable.    The carrying amount of accounts receivable and the current portion of notes receivable approximates the fair value of net accounts and notes receivable due to their short-term maturity.

Concentration of credit risk.    The Company’s largest customer, Smart & Final, Inc., a Non-Member customer, and the ten largest Member and Non-Member customers constituted approximately 10% and 43%, respectively, of total sales for the thirteen-week period ended January 2, 2010. Management believes that receivables are well diversified, and the allowances for doubtful accounts are sufficient to absorb estimated losses.

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

The following table represents the Company’s financial instruments recorded at fair value and the hierarchy of those assets as of January 2, 2010:

(dollars in thousands)
	Level 1	Level 2	Level 3	Total
Money Market	$1,286	$—	$—	$1,286
Mutual Funds	5,813	—	—	5,813
Corporate Securities	—	28,663	—	28,663
Government Securities	7,852	35,859	—	43,711
Municipal Securities	—	1,867	—	1,867

Total	$14,951	$66,389	$—	$81,340

Mutual funds are valued based on information received from a third party. These assets are valued based on quoted prices in active markets (level 1 inputs). Corporate securities, consisting of high quality investment grade corporate bonds, and government and municipal securities, consisting of U.S. government and agency obligations, U.S. government treasury securities and U.S. state and municipal bonds, are held by two of our insurance subsidiaries to fund loss reserves. These assets are valued based on information received from a third party pricing service. For assets traded in active markets, the assets are valued at quoted bond market prices (level 1 inputs). For assets traded in inactive markets, the service’s pricing methodology uses observable inputs (such as bid/ask quotes) for identical or similar assets. Assets considered to be similar will have similar characteristics, such as: duration, volatility, prepayment speed, interest rates, yield curves, and/or risk profile and other market corroborated inputs (level 2 inputs). The Company determines the classification of financial asset groups within the fair value hierarchy based on the lowest level of input into each group’s asset valuation. The financial instruments included in the preceding table are included in investments in the Company’s consolidated condensed balance sheets at January 2, 2010.

Notes payable.    The fair values of borrowings under the Company’s revolving credit facility are estimated to approximate their carrying amounts due to the short maturities of those obligations. The fair values for other notes payable are based primarily on rates currently available to the Company for debt with similar terms and remaining maturities.

The fair value of notes payable was $247.7 million and $237.0 million compared to their carrying value of $237.0 million and $228.0 million at January 2, 2010 and October 3, 2009, respectively.

The methods and assumptions used to estimate the fair values of the Company’s financial instruments at January 2, 2010 and October 3, 2009 were based on estimates of market conditions, estimates using present value and risks existing at that time. These values represent an approximation of possible value and may never actually be realized.

Unified Grocers, Inc. and Subsidiaries

Notes to Consolidated Condensed Financial Statements (Unaudited)—(Continued)

3.    INVESTMENTS

The amortized cost and fair value of investments are as follows:

(dollars in thousands)
January 2, 2010	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Available for sale securities:
Fixed maturity securities:
U.S. Treasury securities and obligations of U.S. government corporations and agencies	$42,097	$1,741	$(127)	$43,711
Municipal securities	1,894	9	(36)	1,867
Corporate securities	27,345	1,407	(89)	28,663

Total fixed maturity securities	71,336	3,157	(252)	74,241

Total available for sale securities	$71,336	$3,157	$(252)	74,241

Common stock, at cost				13,555

Total Investments				$87,796

(dollars in thousands)
October 3, 2009	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Available for sale securities:
Fixed maturity securities:
U.S. Treasury securities and obligations of U.S. government corporations and agencies	$40,026	$2,312	$(2)	$42,336
Municipal securities	1,719	97	—	1,816
Corporate securities	28,470	1,521	(129)	29,862

Total fixed maturity securities	70,215	3,930	(131)	74,014

Total available for sale securities	$70,215	$3,930	$(131)	74,014

Common stock, at cost				13,559

Total Investments				$87,573

During the interim period ended January 2, 2010 and the fiscal year ended October 3, 2009, the Company did not hold any trading or held-to-maturity securities.

The Company’s insurance subsidiaries invest a significant portion of premiums received in fixed maturity securities to fund loss reserves. As a result, the Company’s insurance subsidiaries are subject to both credit and interest rate risk. Management has established guidelines and practices to limit the amount of credit risk through limitation of non-investment grade securities. The Company assesses whether unrealized losses are other-than-temporary. The discussion and table that follow describe the Company’s securities that have unrealized losses.

Unrealized losses on the Company’s investments in fixed maturity securities were caused by interest rate increases rather than credit quality. Because the Company’s insurance subsidiaries do not intend to sell, nor do they have or anticipate having a regulatory requirement to sell, these investments until recovery of fair value, which may be upon maturity, the Company does not consider these investments to be other-than-temporarily impaired at January 2, 2010.

Unified Grocers, Inc. and Subsidiaries

Notes to Consolidated Condensed Financial Statements (Unaudited)—(Continued)

The table below illustrates the length of time available for sale fixed maturity securities, not deemed to be other-than-temporarily impaired, have been in a continuous unrealized loss position at January 2, 2010:

(dollars in thousands)
	Less than 12 Months		12 Months or Greater		Total
Description of Securities	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
U.S. Treasury securities and U.S. Government obligations	$12,848	$127	$—	$—	$12,848	$127
Municipal securities	1,386	36	—	—	1,386	36
Corporate mortgage-backed bonds	247	2	1,444	61	1,691	63
Corporate debt securities	979	26	—	—	979	26

Total Investments	$15,460	$191	$1,444	$61	$16,904	$252

Available for sale fixed maturity securities are due as follows:

(dollars in thousands)
January 2, 2010	Amortized Cost	Fair Value
Due in one year or less	$907	$921
Due after one year through five years	13,142	14,032
Due after five years through ten years	16,499	17,049
Due after ten years	40,788	42,239

	$71,336	$74,241

October 3, 2009	Amortized Cost	Fair Value
Due in one year or less	$1,929	$1,942
Due after one year through five years	13,749	14,729
Due after five years through ten years	15,899	16,598
Due after ten years	38,638	40,745

	$70,215	$74,014

Expected maturities will differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties. Corporate mortgage-backed securities are shown as being due at their average expected maturity dates.

Amounts reported as “due in one year or less” are included in long-term investments, as a wholly-owned subsidiary of the Company is required to maintain investments in support of regulatory deposit requirements. Hence, investments with maturities less than one year maintained in support of this long-term commitment are generally sold to repurchase investments with longer maturities. As these investments continue to support a long-term commitment obligation related to insurance reserves, the Company classifies such amounts as long-term. At January 2, 2010 and October 3, 2009, the long-term portion of the related insurance reserves of $38.0 million and $37.6 million, respectively, are included in long-term liabilities, other in the Company’s consolidated condensed balance sheets.

Unified Grocers, Inc. and Subsidiaries

Notes to Consolidated Condensed Financial Statements (Unaudited)—(Continued)

Net investment income is summarized as follows:

(dollars in thousands)
	Thirteen Weeks Ended
	January 2, 2010	December 27, 2008
Fixed maturity securities	$970	$1,061
Cash and cash equivalents	—	(11)

	970	1,050
Less: investment expenses	(72)	(98)

	$898	$952

Investments carried at fair values of $35.9 million and $36.1 million at January 2, 2010 and October 3, 2009 (which include $0.1 million and $1.0 million recorded in cash and cash equivalents), respectively, are maintained in support of regulatory deposit requirements ($33.4 million in direct deposit of securities at both January 2, 2010 and October 3, 2009) in compliance with statutory regulations. Investments with fair values of $6.9 million and $6.5 million at January 2, 2010 and October 3, 2009 (which include $0.5 million and $0.5 million recorded in cash and cash equivalents), respectively, are on deposit with regulatory authorities in compliance with statutory regulations. Investments with fair values of $2.1 million and $3.6 million at January 2, 2010 and October 3, 2009 (which include $0.2 million and $0.2 million recorded in cash and cash equivalents), respectively, are on deposit in compliance with collateral requirements on reinsurance arrangements.

Equity securities that do not have readily determinable fair values are accounted for using the cost or equity methods of accounting. The Company evaluated its investments in equity securities for impairment as of January 2, 2010, and the Company did not consider any of these equity securities to be impaired, other than the temporary impairment of the Company’s investment in National Consumer Cooperative Bank (“NCB”) as described below.

The Company held investments in Western Family Holding Company (“Western Family”) common stock of $9.5 million at both January 2, 2010 and October 3, 2009. Western Family is a private cooperative located in Oregon from which the Company purchases food and related general merchandise products. The investment represents approximately a 22% ownership interest at both January 2, 2010 and October 3, 2009. The Company’s ownership percentage in Western Family is based, in part, on the volume of purchases transacted with Western Family. The investment is accounted for using the equity method of accounting.

The Company’s finance subsidiary, Grocers Capital Company (“GCC”), has an investment in NCB, which operates as a cooperative and therefore its borrowers are required to own its Class B stock. The investment in the Class B common stock of NCB aggregated $4.1 million at both January 2, 2010 and October 3, 2009. For the fiscal period ended January 2, 2010 and the fiscal year ended October 3, 2009, no cash dividend income was recorded.

As described in its August and November 2009 filings with the SEC, NCB was in default under its senior note purchase agreement and its revolving credit facility due to a violation of certain financial covenants. The covenant violations were primarily a result of increased loan loss provisions and charge-offs, principally related to a small number of borrowers experiencing pronounced financial difficulties, including some borrowers that have filed for bankruptcy. NCB entered into forbearance agreements in which its principal lenders and noteholders have deferred the right to call and demand immediate repayment until the expiration or termination of the forbearance agreements expiring February 17, 2010. These factors, which contributed to NCB’s recent financial losses, led Unified’s management to conclude that the Company’s investment in NCB became impaired in the fourth quarter of fiscal 2009. The Company believes the impairment and decline to be temporary based on NCB’s current liquidity position, NCB’s plan to address its debt burden, and Unified’s ability and intention to hold these investments until recovery of their carrying value. The Company will continue to monitor NCB’s compliance with its forbearance agreements and evaluate the fair value of its investment. If current conditions do not improve or deteriorate further, the Company may be required to record impairment charges to operating expense in future periods.

Unified Grocers, Inc. and Subsidiaries

Notes to Consolidated Condensed Financial Statements (Unaudited)—(Continued)

GCC has adequate capital to fund all current loan commitments and is currently evaluating alternative sources for future borrowings – see Note 7 to “Notes to Consolidated Financial Statements” in Part II, Item 8. “Financial Statements and Supplementary Data” of the Company’s Annual Report on Form 10-K for the year ended October 3, 2009 for additional information.

4.     SEGMENT INFORMATION

Unified is a retailer-owned, grocery wholesale cooperative serving supermarket, specialty and convenience store operators located primarily in the western United States and the Pacific Rim. The Company’s customers range in size from single store operators to regional supermarket chains. The Company sells a wide variety of products typically found in supermarkets. The Company’s customers include its owners (“Members”) and non-owners (“Non-Members”). The Company sells products through Unified or through its specialty food subsidiary (Market Centre) and international sales subsidiary (Unified International, Inc.). The Company reports all product sales in its Wholesale Distribution segment. The Company also provides support services to its customers through the Wholesale Distribution segment and through separate subsidiaries, including insurance and financing. Insurance activities are reported in Unified’s Insurance segment while finance activities are grouped within Unified’s All Other business activities. The availability of specific products and services may vary by geographic region.

Management identifies segments based on the information monitored by the Company’s chief operating decision-makers to manage the business and, accordingly, has identified the following two reportable segments:

•

The Wholesale Distribution segment includes the results of operations from the sale of groceries and general merchandise products to both Members and Non-Members, including a broad range of branded and corporate brand products in nearly all the categories found in a typical supermarket, including dry grocery, frozen food, deli, meat, dairy, eggs, produce, bakery, ethnic, gourmet, specialty foods and general merchandise products. Support services (other than insurance and financing), including promotional planning, retail technology, equipment purchasing services and real estate services, are reported in our Wholesale Distribution segment. As of, and for the thirteen weeks ended, January 2, 2010, the Wholesale Distribution segment collectively represents approximately 99% of the Company’s total sales and 86% of total assets.

•

The Insurance segment includes the results of operations for the Company’s three insurance subsidiaries (Unified Grocers Insurance Services, Springfield Insurance Company and Springfield Insurance Company, Ltd.). These subsidiaries provide insurance and insurance-related products, including workers’ compensation and liability insurance policies, to both the Company and its Member and Non-Member customers. Unified Grocers Insurance Services is an insurance agency that places business with insurance carriers, both non-affiliated and Springfield Insurance Company. Springfield Insurance Company, Ltd. is a captive re-insurer for Springfield Insurance Company. Unified Grocers Insurance Services is a licensed insurance agency in California, Alaska, Arizona, Idaho, New Mexico, Nevada, Oregon, Texas, Washington and Utah. Springfield Insurance Company is a licensed insurance carrier in California, Arizona, Idaho, Montana, New Mexico, Nevada, Oregon, Texas, Washington and Utah. Springfield Insurance Company, Ltd. is a licensed insurance carrier in the Commonwealth of Bermuda. As of, and for the thirteen weeks ended, January 2, 2010, the Company’s Insurance segment collectively accounts for approximately 1% of the Company’s total sales and 12% of total assets.

The “All Other” category includes the results of operations for the Company’s other support businesses, including its finance subsidiary, whose services are provided to a common customer base, none of which individually meets the quantitative thresholds of a reportable segment. As of, and for the thirteen weeks ended, January 2, 2010, the “All Other” category collectively accounts for less than 1% of the Company’s total sales and 2% of total assets.

Unified Grocers, Inc. and Subsidiaries

Notes to Consolidated Condensed Financial Statements (Unaudited)—(Continued)

Information about the Company’s operating segments is summarized below.

(dollars in thousands)

	Thirteen Weeks Ended
	January 2, 2010	December 27, 2008
Net sales
Wholesale distribution	$996,192	$1,041,850
Insurance	7,018	6,464
All other	235	302
Inter-segment eliminations	(3,607)	(3,397)

Total net sales	$999,838	$1,045,219

Operating income
Wholesale distribution	$12,649	$17,491
Insurance	892	2,264
All other	(13)	20

Total operating income	13,528	19,775

Interest expense	(2,826)	(3,610)
Estimated patronage dividends	(4,799)	(9,988)
Income taxes	(2,216)	(2,317)

Net earnings	$3,687	$3,860

Depreciation and amortization
Wholesale distribution	$6,233	$5,653
Insurance	15	43
All other	2	2

Total depreciation and amortization	$6,250	$5,698

Capital expenditures
Wholesale distribution	$1,360	$2,075
Insurance	—	—
All other	—	—

Total capital expenditures	$1,360	$2,075

Identifiable assets
Wholesale distribution	$776,077	$772,627
Insurance	103,939	85,744
All other	19,174	18,905

Total identifiable assets	$899,190	$877,276

5.     SHAREHOLDERS’ EQUITY

During the thirteen-week period ended January 2, 2010, the Company redeemed 3,850 Class A Shares with a redemption value of $1.1 million, and redeemed 16,839 Class B Shares with a redemption value of $4.2 million.

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

The Company also sponsors an Executive Salary Protection Plan (“ESPP”) that provides supplemental post-termination retirement income based on each participant’s final salary and years of service as an officer of the Company. Funds are held in a rabbi trust for the ESPP consisting primarily of life insurance policies reported at cash surrender value and mutual fund investments consisting of various publicly-traded mutual funds reported at estimated fair value based on quoted market prices. In accordance with ASC Topic 710, “Compensation – General,” the assets and liabilities of a rabbi trust must be accounted for as if they are assets and liabilities of the Company. In addition, all earnings and expenses of the rabbi trust are reported in the Company’s consolidated statement of earnings. The cash surrender value of such life insurance policies aggregated $15.4 million and $14.5 million at January 2, 2010 and October 3, 2009, respectively, and are included in other assets in the Company’s consolidated condensed balance sheets. Mutual funds reported at their estimated fair value of $5.9 million and $5.5 million at January 2, 2010 and October 3, 2009, respectively, are included in other assets in the Company’s consolidated condensed balance sheets. The related accrued benefit cost (representing the Company’s benefit obligation to participants) of $30.3 million and $29.2 million at January 2, 2010 and October 3, 2009, respectively, is recorded in long-term liabilities, other in the Company’s accompanying consolidated condensed balance sheets. The assets held in the rabbi trust are not available for general corporate purposes. The rabbi trust is subject to creditor claims in the event of insolvency. The trust assets are excluded from ESPP plan assets as they do not qualify as plan assets under ASC Topic 715, “Compensation – Retirement Benefits” (“ASC Topic 715”).

The Company sponsors other postretirement benefit plans that cover non-union employees and provides unused sick leave benefits for certain eligible non-union and union employees. Those plans are not funded.

The components of net periodic cost for pension and other postretirement benefits for the thirteen weeks ended January 2, 2010 and December 27, 2008 consist of the following:

	Pension Benefits		Other Postretirement Benefits
	January 2, 2010	December 27, 2008	January 2, 2010	December 27, 2008
Service cost	$1,705	$1,345	$433	$329
Interest cost	2,990	2,932	659	748
Expected return on plan assets	(2,747)	(2,660)	—	—
Amortization of prior service cost (credit)	63	63	(118)	(118)
Recognized actuarial loss (gain)	878	96	(67)	(115)

Net periodic cost	$2,889	$1,776	$907	$844

The Company’s funding policy is to make contributions to the Unified Cash Balance Plan in amounts that are at least sufficient to meet the minimum funding requirements of applicable laws and regulations, but no more than amounts deductible for federal income tax purposes. The Company expects to make estimated contributions to the Unified Cash Balance Plan totaling $6.4 million during fiscal 2010, which is comprised of $3.3 million for the 2010 plan year and $3.1 million for the 2009 plan year. At its discretion, the Company may contribute in excess of these amounts. The Company contributed $1.9 million to the Unified Cash Balance Plan during the thirteen weeks ended January 2, 2010 for the 2009 plan year.

Additionally, at the beginning of fiscal 2010, the Company expected to contribute $0.4 million to the ESPP to fund projected benefit payments to participants for the 2010 plan year. The Company contributed $0.1 million to the ESPP during the thirteen weeks ended January 2, 2010 to fund benefit payments to participants for the 2010 plan year.

Unified Grocers, Inc. and Subsidiaries

Notes to Consolidated Condensed Financial Statements (Unaudited)—(Continued)

8.     RELATED PARTY TRANSACTIONS

Members affiliated with directors of the Company make purchases of merchandise from the Company and also may receive benefits and services that are of the type generally offered by the Company to similarly situated eligible Members. Management believes such transactions are on terms that are generally consistent with terms available to other Members similarly situated.

During the course of its business, the Company enters into individually negotiated supply agreements with Member customers of the Company. These agreements require the Member to purchase certain agreed amounts of its merchandise requirements from the Company and obligate the Company to supply such merchandise under agreed terms and conditions relating to such matters as pricing and delivery.

As of the date of this report, there have been no material changes to the related party transactions disclosed in Note 18 to “Notes to Consolidated Financial Statements” in Part II, Item 8. “Financial Statements and Supplementary Data” of the Company’s Annual Report on Form 10-K for the year ended October 3, 2009.

9.     RECENTLY ADOPTED AND RECENTLY ISSUED ACCOUNTING PRONOUNCEMENTS

In January 2010, the FASB issued Accounting Standards Update (“ASU”) No. 2010-06, “Improving Disclosures About Fair Value Measurements” (“ASU No. 2010-06”), an amendment to ASC Topic 820. ASU No. 2010-06 amends ASC Topic 820 to add new requirements for: (1) disclosures about transfers of assets and liabilities measured at fair value into and out of Levels 1 and 2 of the fair value measurement hierarchy, and (2) separate disclosures on a gross basis about purchases, sales, issuances, and settlements relating to Level 3 measurements. It also clarifies existing fair value disclosures about the level of disaggregation and about inputs and valuation techniques used to measure fair value. ASU No. 2010-06 also amends guidance on employers’ disclosures about postretirement benefit plan assets under ASC Topic 715, “Compensation – Retirement Benefits – Defined Benefits Plans – General – Disclosure,” to require that disclosures be provided by classes of assets instead of by major categories of assets. The guidance in ASU No. 2010-06 is effective for the first reporting period (including interim periods) beginning after December 15, 2009, except for the requirement to provide the Level 3 activity of purchases, sales, issuances, and settlements on a gross basis, which will be effective for fiscal years beginning after December 15, 2010, and for interim periods within those fiscal years. In the period of initial adoption, entities will not be required to provide the amended disclosures for any previous periods presented for comparative purposes. However, those disclosures are required for periods ending after initial adoption.

Accordingly, ASU No. 2010-06 will be adopted in the second quarter of fiscal year-end 2010, except for the requirement to provide separate disclosures about purchases, sales, issuances, and settlements relating to Level 3 measurements, which will be adopted for the Company’s fiscal year-end 2012. Other than enhanced disclosure requirements relative to transfers into and out of Levels 1 and 2 (when and if applicable), the adoption of ASU No. 2010-06 is not expected to have a significant impact on the Company’s consolidated condensed financial statements. Similarly, other than enhanced disclosures to provide Level 3 activity on a gross basis, the adoption of this portion of ASU No. 2010-06 for fiscal year-end 2012 is not expected to have a significant impact on the Company’s consolidated financial statements.

In October 2009, the FASB issued ASU No. 2009-12, “Fair Value Measurement and Disclosures: Investments in Certain Entities That Calculate Net Asset Value per Share (or Its Equivalent)” (“ASU No. 2009-12”), an amendment to ASC Topic 820. ASU No. 2009-12 offers guidance on how to use a net asset value per share to estimate the fair value of investments in hedge funds, private equity funds, real estate funds, venture capital funds, offshore fund vehicles and funds of funds. ASU No. 2009-12 is effective for interim and annual periods ending after December 15, 2009. Accordingly, the Company adopted ASU No. 2009-12 in its first quarter of fiscal year-end 2010. The adoption of ASU No. 2009-12 did not have an impact on the Company’s consolidated condensed financial statements. The Company anticipates enhanced disclosure requirements at fiscal year-end 2010 pursuant to ASU No. 2009-12 in conjunction with its required adoption of FASB Staff Position FAS 132(R)-1, “Employers’ Disclosures about Postretirement Benefit Plan Assets” (now incorporated within ASC Topic 715), at fiscal year-end

Unified Grocers, Inc. and Subsidiaries

Notes to Consolidated Condensed Financial Statements (Unaudited)—(Continued)

2010. FASB Staff Position FAS 132(R)-1 requires an employer to disclose investment policies and strategies, categories, fair value measurements, and significant concentration of risk among its postretirement benefit plan assets (see additional discussion below).

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

In December 2008, the FASB issued FASB Staff Position (“FSP”) FAS 132(R)-1, “Employers’ Disclosures about Postretirement Benefit Plan Assets,” amending Statement of Financial Accounting Standards (“SFAS”) No. 132(R), “Employers’ Disclosures about Pensions and Other Postretirement Benefits.” FSP FAS 132(R)-1 is now incorporated within ASC Topic 715. FSP FAS 132(R)-1 requires an employer to disclose investment policies and strategies, categories, fair value measurements, and significant concentration of risk among its postretirement benefit plan assets. Additionally, FSP FAS 132(R)-1 includes a technical correction requiring previously omitted disclosures (permitted pursuant to SFAS No. 158, “Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans,” now incorporated within ASC Topic 715-20 “Compensation – Retirement Benefits – Defined Benefits Plans – General”) of net periodic benefit costs to be provided on an interim basis, effective for interim periods for fiscal years ending after December 30, 2008. The Company adopted the technical correction in its first quarter of fiscal year-end 2010. The remainder of FSP FAS 132(R)-1 is effective for fiscal years ending after December 15, 2009. Accordingly, FSP FAS 132(R)-1 will be adopted for the Company’s fiscal year-end 2010. Other than enhanced disclosure requirements as discussed above relative to the Company’s cash balance pension plan assets, the adoption of FSP FAS 132(R)-1 is not expected to have a significant impact on the Company’s consolidated financial statements.

In April 2008, the FASB issued FSP No. FAS 142-3, “Determination of the Useful Life of Intangible Assets” (“FSP 142-3”). FSP 142-3 is now incorporated within ASC Topic 350, “Intangibles – Goodwill and Other” (“ASC Topic 350”). FSP 142-3 amends the factors that should be considered in developing renewal or extension assumptions used to determine the useful life of a recognized intangible asset under SFAS No. 142, “Goodwill and Other Intangible Assets” (“SFAS No. 142”), which is also incorporated within ASC Topic 350. FSP 142-3 was issued to improve the consistency between the useful life of a recognized intangible asset under SFAS No. 142 and the period of expected cash flows used to measure the fair value of the asset under SFAS No. 141 (revised 2007), “Business Combinations,” and other U.S. GAAP. When determining the useful life of a recognized intangible asset, paragraph 11(d) of SFAS No. 142 precluded an entity from using its own assumptions about renewal or extension of an arrangement where there is likely to be substantial cost or material modifications. FSP 142-3 specifies that when entities develop assumptions about renewal or extension, an entity shall consider its own historical experience in renewing or extending similar arrangements; however, these assumptions should be adjusted for the

Unified Grocers, Inc. and Subsidiaries

Notes to Consolidated Condensed Financial Statements (Unaudited)—(Continued)

entity-specific factors in paragraph 11 of SFAS No. 142. In the absence of that experience, an entity shall consider the assumptions that market participants would use about renewal or extension (consistent with the highest and best use of the asset by market participants), adjusted for the entity-specific factors in paragraph 11 of SFAS No. 142.

FSP 142-3 requires entities to disclose information that enables users of financial statements to assess the extent to which the expected future cash flows associated with the asset are affected by the entity’s intent and/or ability to renew or extend the arrangement. FSP 142-3 is effective for fiscal years beginning after December 15, 2008, and interim periods within those fiscal years. Early adoption is prohibited. FSP 142-3 is required to be applied prospectively to intangible assets acquired after the effective date. Accordingly, the Company adopted FSP 142-3 in its first quarter of fiscal year-end 2010. The adoption of FSP 142-3 did not have an impact on the Company’s consolidated condensed financial statements.

In December 2007, the FASB issued SFAS No. 141 (revised 2007), “Business Combinations,” and No. 160, “Noncontrolling Interests in Consolidated Financial Statements” (“SFAS No. 141(R)” and “SFAS No. 160”). SFAS No. 141(R) and SFAS No. 160 are now incorporated within ASC Topic 805, “Business Combinations” (“ASC Topic 805”) and ASC Topic 810, “Consolidations,” respectively. SFAS No. 141(R) requires the acquiring entity in a business combination to recognize all (and only) the assets acquired and liabilities assumed in the transaction; establishes the acquisition-date fair value as the measurement objective for all assets acquired and liabilities assumed; and requires the acquirer to disclose to investors and other users all of the information they need to evaluate and understand the nature and financial effect of the business combination. SFAS No. 160 requires all entities to report noncontrolling (minority) interests in subsidiaries in the same manner – as equity in the consolidated financial statements and also requires transactions between an entity and noncontrolling interests to be treated as equity transactions. SFAS No. 160 requires that a parent recognize a gain or loss in net income when a subsidiary is deconsolidated (as of the date the parent ceases to have a controlling financial interest in the subsidiary). Both statements are effective for fiscal years beginning on or after December 15, 2008. Early adoption of both statements is not permitted. Accordingly, the Company adopted SFAS No. 141(R) and SFAS No. 160 in its first quarter of fiscal year-end 2010. The adoption of SFAS No. 141(R) and SFAS No. 160 did not have an impact on the Company’s consolidated condensed financial statements.

In April 2009, the FASB issued FSP No. FAS 141(R)-1, “Accounting for Assets Acquired and Liabilities Assumed in a Business Combination That Arise from Contingencies” (“FSP FAS 141(R)-1”), which amends SFAS No. 141(R) by establishing a model to account for certain pre-acquisition contingencies. FSP No. FAS 141(R)-1 is now incorporated within ASC Topic 805. Under FSP FAS 141(R)-1, an acquirer is required to recognize at fair value an asset acquired or a liability assumed in a business combination that arises from a contingency if the acquisition-date fair value of that asset or liability can be determined during the measurement period. If the acquisition-date fair value cannot be determined, then the acquirer should follow the recognition criteria in SFAS No. 5, “Accounting for Contingencies,” and FASB Interpretation No. 14, “Reasonable Estimation of the Amount of a Loss – an interpretation of FASB Statement No. 5.” Similar to SFAS No. 141(R), FSP FAS 141(R)-1 is effective for fiscal years beginning on or after December 15, 2008, and will apply prospectively to business combinations completed on or after that date. Accordingly, the Company adopted FSP FAS 141(R)-1 in its first quarter of fiscal year-end 2010. The adoption of FSP FAS 141(R)-1 did not have an impact on the Company’s consolidated condensed financial statements.

10.    SUBSEQUENT EVENTS

Subsequent events have been evaluated by the Company through February 16, 2010, which is the date financial statements were issued.

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

COMPANY OVERVIEW

General

A California corporation organized in 1922 and incorporated in 1925, Unified Grocers, Inc. (referred to in this Form 10-Q as “Unified,” “the Company,” “we,” “us” or “our”) is a retailer-owned, grocery wholesale cooperative serving supermarket, specialty and convenience store operators located primarily in the western United States and the Pacific Rim. Our customers range in size from single store operators to regional supermarket chains. We operate our business in two reportable business segments: (1) Wholesale Distribution; and (2) Insurance. All remaining business activities are grouped into “All Other” (see Note 4 of “Notes to Consolidated Condensed Financial Statements” in Item 1. “Financial Statements”).

We sell a wide variety of products typically found in supermarkets, as well as a variety of specialty products. We report all product sales in our Wholesale Distribution segment, which represents approximately 99% of our total net sales. Our customers include our owners (“Members”) and non-owners (“Non-Members”). We also provide support services to our customers, including insurance, financing, promotional planning, retail technology, equipment purchasing services and real estate services. Support services, other than insurance and financing, are reported in our Wholesale Distribution segment. Insurance activities account for approximately 1% of total net sales and are reported in our Insurance segment, while finance activities are grouped with our All Other business activities. The availability of specific products and services may vary by geographic region. We have three separate geographical and marketing regions. The regions are Southern California, Northern California and the Pacific Northwest.

We do business primarily with those customers that have been accepted as Members. Members are required to meet specific capitalization requirements, which include capital stock ownership in the Company and may include required cash deposits. Customers who purchase less than $1 million annually from the Company would not generally be considered for membership, while customers who purchase over $3 million annually are encouraged to become Members. See “Member Investments and Patronage Dividends” discussed in Part II, Item 7 of the Company’s Annual Report on Form 10-K for the year ended October 3, 2009 for additional information. Additionally, see “DESCRIPTION OF DEPOSIT ACCOUNTS” in the Company’s Post-Effective Amendment No. 1 to Registration Statement on Form S-1 filed on January 25, 2010, with respect to the Company’s offering of Partially Subordinated Patrons’ Deposit Accounts for further information. The membership requirements, including purchase and capitalization requirements, may be modified at any time at the discretion of the Company’s Board of Directors (the “Board”).

We distribute the earnings from activities conducted with our Members, excluding subsidiaries (collectively, “Patronage Business”), in the form of patronage dividends. Patronage dividends consist of the patronage earnings from our three patronage earnings divisions: the California Dairy Division, the Pacific Northwest Dairy Division and the Cooperative Division. See Part I, Item 1. “Business – Company Structure and Organization – Wholesale Business – Wholesale Distribution” of the Company’s Annual Report on Form 10-K for the year ended October 3, 2009 for additional discussion. An entity that does not meet Member purchase requirements or does not desire to become a Member may conduct business with us as a Non-Member customer on a non-patronage basis. We retain the earnings from our subsidiaries and from business conducted with Non-Members (collectively, “Non-Patronage Business”).

Facilities and Transportation

We operate various warehouse and office facilities that are located in Commerce, Los Angeles, Santa Fe Springs, Stockton, and Fresno, California, Milwaukie, Oregon and Seattle, Washington. We also operate a bakery manufacturing facility and a milk, water and juice processing plant in Los Angeles, which primarily serve the Southern California region.

The Company began to review the overall logistics model for the Pacific Northwest region during the last two fiscal years. The need to develop a new comprehensive logistics model was predicated on the fact that the lease on the main warehouse and office complex in Seattle is short-term in nature and the configuration of this complex is not optimum. The objective of the review was to determine the size, configuration and location(s) for a distribution facility (facilities) in the Pacific Northwest to best serve our customers in the region. We completed our review and have determined the appropriate facility size and configuration and are now in the process of identifying and selecting the appropriate location(s).

Customers may choose either of two delivery options for the distribution of our products. Customers may elect to either have us deliver orders to their stores or warehouse locations or choose to pick their orders up from our distribution centers. For delivered orders, we primarily utilize the Company-operated fleet of tractors and trailers.

INDUSTRY OVERVIEW AND THE COMPANY’S OPERATING ENVIRONMENT

Competition

We compete in the wholesale grocery industry with regional and national food wholesalers such as C&S Wholesale and Supervalu Inc., as well as other local wholesalers and distributors that provide a more limited range of products and services to their customers. We also compete with many local and regional meat, produce, grocery, specialty, general food, bakery and dairy wholesalers and distributors. Our customers compete directly with vertically integrated regional and national chains. The growth or loss in market share of our customers could also impact the Company’s sales and earnings. For more information about the competition we face, please refer to “Risk Factors.”

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

Our strategy to help our customers effectively compete in the marketplace also includes a focus on helping our retailers understand consumer trends. The current challenging economic climate has caused consumers to place a higher emphasis on lower prices. Job losses have also caused greater demographic shifts that can change the composition of consumers and their related product focus in a given marketplace. To effectively adjust to these changes, many of our customers have focused on, among other things, enhancing their corporate brand offerings to give consumers a lower-priced alternative to nationally branded products. This includes a corporate brand health and wellness offering to satisfy consumers’ desire for products that support a healthy lifestyle but at a lower price. Differentiation strategies in specialty and ethnic products and items on the perimeter of the store such as produce, service deli, service bakery and meat categories also continue to be an important part of our strategy.

One of our initiatives is to continue our development of programs and services designed with consumers in mind. The retail store is becoming a bigger source of information for customers about the products that are available to them. To provide this information, we are offering more in-store literature to educate consumers about the products we offer, particularly to promote value and savings through event marketing and everyday low price campaigns.

Economic Factors

The current challenging economic climate and credit market turmoil during fiscal 2010 and fiscal year 2009, combined with uncertainties related to energy prices, availability of credit, difficulties in the banking and financial services sectors, the decline in the housing market, diminished market liquidity, low consumer confidence and high unemployment rates, have negatively impacted consumer spending and resulted in consumers behaving more cautiously than in previous years, causing them to place a higher emphasis on lower cost items, all of which impacted the Company’s sales growth. Job losses have also caused greater demographic shifts that can change the composition of consumers and their related product focus in a given marketplace.

We are impacted by changes in the overall economic environment. An inflationary or deflationary economic period could impact the Company’s operating income in a variety of areas, including, but not limited to, sales, cost of sales, employee wages, benefits and workers’ compensation insurance, as well as energy and fuel costs. In recent periods, we have experienced significant volatility in the cost of certain commodities, the cost of ingredients for our manufactured breads and processed fluid milk, and the cost of packaged goods purchased from other manufacturers. Our pricing programs are designed to pass these costs on to our customers; however, we may not always be able to pass such changes to customers on a timely basis. Any delay may result in a less than full recovery of price increases. It is also difficult to predict the effect that possible future purchased or manufactured product cost decreases might have on our profitability. The effect of deflation in purchased or manufactured product costs would depend on the extent to which we had to lower selling prices of our products to respond to sales price competition in the market. Consequently, it is difficult for us to accurately predict the impact that inflation or deflation might have on our operations.

External factors continue to drive volatility in costs associated with fuel. Our pricing includes a fuel surcharge on product shipments to recover fuel costs over a specified index. When fuel costs fall below the specified index, pricing adjustments will refund amounts to our customers. The surcharge is reviewed monthly and adjusted when appropriate.

Additionally, wage increases occur as a result of negotiated labor contracts and adjustments for non-represented employees. Wage increases primarily occur in September for negotiated labor contracts. Wage increases for non-represented employees typically occur in December. However, no increases were given to non-represented employees in December 2009. Costs associated with our workers’ compensation coverage in California have significantly declined and stabilized after several years of cost increases. We continually focus attention on initiatives aimed at improving business processes and managing costs.

The majority of Unified’s investments (approximately 84%) are held by two of our insurance subsidiaries, and include U.S. government and agency obligations, high quality investment grade corporate bonds, U.S. government treasury securities and U.S. state and municipal securities. These investments are generally not actively traded and are valued based upon inputs including quoted prices for identical or similar assets. Collectively, these investments have experienced a decrease in estimated fair value or market value since the beginning of our 2010 fiscal year. Approximately 11% of our investments are held by our Wholesale Distribution segment, which consists primarily of Western Family Holding Company (“Western Family”) common stock. Western Family is a private cooperative located in Oregon from which Unified purchases food and related general merchandise products. Approximately 5% of our investments are held by our other support businesses and consists of an investment by the Company’s finance subsidiary in National Consumer Cooperative Bank (“NCB”). NCB operates as a cooperative and therefore its borrowers are required to own its Class B stock. See Note 3 of “Notes to Consolidated Condensed Financial Statements” in Item 1. “Financial Statements” for additional discussion regarding NCB.

Life insurance and mutual fund assets with values tied to the equity markets have been positively impacted by the overall market improvement that took place during the thirteen weeks ended January 2, 2010. Although net earnings and net comprehensive earnings experienced a decrease corresponding to the decline in life insurance and mutual fund assets, respectively, during the thirteen weeks ended December 27, 2008, the decline in such assets was deemed by management to be temporary in nature.

Technology

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

Technological improvements in our distribution systems have been an area of concentration. Over the past several years, we have continued to upgrade our warehouse and enterprise reporting systems to improve efficiencies, order fulfillment accuracy and internal management reporting capabilities. This process has been instrumental in helping drive efficiencies. We are realizing the expected additional warehouse improvements from each facility’s upgrade.

We have improved our inbound transportation processes by allowing our suppliers to create their own delivery appointments through a website. This improvement has helped Unified and our suppliers more effectively plan warehouse activities and delivery schedules leading to shared efficiencies.

We provide our customers with network connectivity, data exchange, and a portfolio of applications. We continue to enhance these products and services to allow the retailer to easily and efficiently strengthen their business application functionality and comply with new regulations. Most recently, our efforts focused on integrating our corporate and Seattle-based systems, replacing the former Seattle-based retail network with Unified’s broadband retail network, enhancing our “ULINK” suite of products to include direct store delivery (“DSD”) data sourced through the Seattle DSD system, and releasing our ULINKPlus product. ULINKPlus uses a Windows hand-held device and allows our customers to take ULINK features, functions and data to their shelves. ULINKPlus replaces our legacy PALM devices.

Sales Activities and Recent Developments

We experienced an overall sales decrease of $45.4 million, or 4.3%, for the thirteen weeks ended January 2, 2010 (the “2010 Period”) as compared to the thirteen-week period ended December 27, 2008 (the “2009 Period”). Our Wholesale Distribution segment decreased $45.7 million, or 4.4%, in the 2010 Period compared to the 2009 Period. This decrease is due to the general decline in economic conditions, including a shift in customer demand toward lower cost items such as our corporate brands.

Sales in our Insurance segment increased $0.3 million, or 0.1%, in the 2010 Period versus the 2009 Period. Sales in our All Other business activities remained stable in the 2010 Period compared to the 2009 Period.

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

	Thirteen Weeks Ended		% Change Thirteen Weeks
Fiscal Period Ended	January 2, 2010	December 27, 2008
Net sales	100.0%	100.0%	(4.3)%
Cost of sales	90.8	90.4	(3.9)
Distribution, selling and administrative expenses	7.8	7.7	(3.1)
Operating income	1.4	1.9	(31.6)
Interest expense	(0.3)	(0.3)	(21.7)
Estimated patronage dividends	(0.5)	(1.0)	(52.0)
Income taxes	(0.2)	(0.2)	(4.4)
Net earnings	0.4%	0.4%	(4.5)%

THIRTEEN-WEEK PERIOD ENDED JANUARY 2, 2010 (“2010 PERIOD”) COMPARED TO THE THIRTEEN-WEEK PERIOD ENDED DECEMBER 27, 2008 (“2009 PERIOD”)

Overview of the 2010 Period.    Our consolidated operating income decreased $6.3 million to $13.5 million in the 2010 Period compared to $19.8 million in the 2009 Period.

The overall decrease in operating income is summarized in our operating segments and other business activities as follows:

•

Wholesale Distribution Segment:    The Wholesale Distribution segment’s operating income decreased $4.9 million to $12.6 million in the 2010 Period compared to $17.5 million in the 2009 Period. The decline in the Cooperative Division patronage earnings was primarily due to lower inventory holding gains and other vendor related activity, partially offset by decreased operating expenses.

•

Insurance Segment:    Operating income decreased $1.4 million in our Insurance segment to $0.9 million in the 2010 Period compared to $2.3 million in the 2009 Period. The decline was primarily due to a reduction in loss reserves in the 2009 Period.

•	All Other: Operating income was insignificant for the 2010 and 2009 Periods. All Other business activities primarily consist of activities conducted through our finance subsidiary.

The following tables summarize the performance of each business segment for the 2010 and 2009 Periods.

Wholesale Distribution Segment

(dollars in thousands)

	Thirteen Weeks Ended January 2, 2010		Thirteen Weeks Ended December 27, 2008
	Amounts in 000’s	Percent to Net Sales	Amounts in 000’s	Percent to Net Sales	Difference
Gross sales	$996,192	—	$1,041,850	—	$(45,658)
Inter-segment eliminations	—	—	—	—	—

Net sales	996,192	100.0%	1,041,850	100.0%	(45,658)
Cost of sales	907,278	91.0	945,559	90.7	(38,281)
Distribution, selling and administrative expenses	76,265	7.7	78,800	7.6	(2,535)

Operating income	$12,649	1.3%	$17,491	1.7%	$(4,842)

Insurance Segment

(dollars in thousands)

	Thirteen Weeks Ended January 2, 2010		Thirteen Weeks Ended December 27, 2008
	Amounts in 000’s	Percent to Net Sales	Amounts in 000’s	Percent to Net Sales	Difference
Gross sales – premiums earned	$7,018	—	$6,464	—	$554
Inter-segment eliminations	(3,535)	—	(3,299)	—	(236)

Net sales – premiums earned	3,483	100.0%	3,165	100.0%	318
Cost of sales – underwriting expenses	954	27.4	(714)	(22.5)	1,668
Selling and administrative expenses	1,637	47.0	1,615	51.0	22

Operating income	$892	25.6%	$2,264	71.5%	$(1,372)

All Other

(dollars in thousands)

	Thirteen Weeks Ended January 2, 2010		Thirteen Weeks Ended December 27, 2008
	Amounts in 000’s	Percent to Net Sales	Amounts in 000’s	Percent to Net Sales	Difference
Gross sales	$235	—	$302	—	$(67)
Inter-segment eliminations	(72)	—	(98)	—	26

Net sales	163	100.0%	204	100.0%	(41)
Selling and administrative expenses	176	108.0	184	90.2	(8)

Operating (loss) income	$(13)	(8.0)%	$20	9.8%	$(33)

Net sales.    Consolidated net sales decreased $45.4 million, or 4.3%, to $999.8 million in the 2010 Period compared to $1.045 billion for the 2009 Period. Factors impacting net sales are as follows:

•

Wholesale Distribution Segment:    Net Wholesale Distribution sales decreased $45.7 million to $996.2 million in the 2010 Period compared to $1.042 billion for the 2009 Period. Significant components of this decrease are summarized below.

Discontinued Customers

•	Sales to other customers in the 2009 Period that discontinued business with us and began purchasing their products from competitors were $2.8 million.

Continuing Customers

•

Sales to customers that continued to purchase from Unified decreased by approximately $48.1 million. Approximately $12.4 million of the reduction was due to the shift of the New Year’s holiday from the second quarter in fiscal 2009 to the first quarter in fiscal 2010. Sales during the week of the New Year’s holiday are lower than a typical sales week. The remaining decrease is due to the general decline in economic conditions, including a shift in customer demand toward lower cost items such as our corporate brands. Sales in our Market Centre specialty foods subsidiary increased $8.7 million, while sales in our other product lines declined $44.4 million.

New Customers

•	During the 2010 Period, we began supplying customers that were previously served by competitors, resulting in a $5.2 million increase in sales.

•

Insurance Segment:    Net sales, consisting principally of premium revenues, increased $0.3 million to $3.5 million in the 2010 Period compared to $3.2 million for the 2009 Period. The growth in premiums related primarily to an increase in the number of policies written.

•	All Other: Net sales were consistent at $0.2 million in the 2010 and 2009 Periods.

Cost of sales (including underwriting expenses).    Consolidated cost of sales was $908.2 million for the 2010 Period and $944.8 million for the 2009 Period and comprised 90.8% and 90.4% of consolidated net sales for the 2010 and 2009 Periods, respectively. Factors impacting cost of sales are as follows:

•

Wholesale Distribution Segment:    Cost of sales decreased by $38.3 million to $907.3 million in the 2010 Period compared to $945.6 million in the 2009 Period. As a percentage of net wholesale sales, cost of sales was 91.0% and 90.7% for the 2010 and 2009 Periods, respectively.

•

Vendor related activity contributed to a 0.3% increase in cost of sales as a percent of net wholesale sales in the 2010 Period compared to the 2009 Period. The change is primarily driven by a significant decrease in inventory holding gains (realized upon sale) due to a lack of vendor price increases as well as changes in vendor marketing activity. Our vendors and brokers are continually evaluating their go-to-market strategies to effectively promote their products. Changes in their strategies could have a favorable or unfavorable impact on our financial performance. See “Critical Accounting Policies and Estimates – Vendor Funds” discussed in Part II, Item 7. “Management’s Discussion and Analysis of Financial Condition and Results of Operations” of the Company’s Annual Report on Form 10-K for the year ended October 3, 2009.

•

Insurance Segment:    Cost of sales primarily consists of claims loss and loss adjustment expenses, underwriting expenses, commissions, premium taxes and regulatory fees. Cost of sales increased $1.7 million from a credit of $0.7 million in the 2009 Period to a charge of $1.0 million in the 2010 Period. The increase in cost of sales in the 2010 Period resulted from the lowering of loss reserves in the 2009 Period based on improved loss experience for earlier periods. Additionally, the cost of insurance and the adequacy of loss reserves are impacted by actuarial estimates based on a detailed analysis of health care cost trends, mortality rates, claims history, demographics and industry trends. As a result, the amount of loss reserves and future expenses is significantly affected by these variables and may significantly change, depending on the cost of providing benefits and the results of further legislative action. See additional discussion related to insurance reserves under “Risk Factors – Our insurance reserves may be inadequate if unexpected losses occur.”

Distribution, selling and administrative expenses.    Consolidated distribution, selling and administrative expenses were $78.1 million in the 2010 Period compared to $80.6 million in the 2009 Period, and comprised 7.8% and 7.7% of net sales for the 2010 and 2009 Periods, respectively. Factors impacting distribution, selling and administrative expenses are as follows:

•

Wholesale Distribution Segment:    Distribution, selling and administrative expenses decreased $2.5 million to $76.3 million in the 2010 Period compared to $78.8 million in the 2009 Period, and comprised 7.7% and 7.6% of net wholesale sales for the 2010 and 2009 Periods, respectively.

•

Insurance Expense (other than Workers’ Compensation):    During the 2010 Period, we experienced net insurance expense decreases of $2.8 million, or 0.3% as a percent of net wholesale sales. This decrease includes a $3.7 million improvement in the cash surrender value of our life insurance policy assets, which are held in a rabbi trust to support post-termination retirement benefits and are not available for general corporate purposes. In the 2010 Period, the value of our policy assets increased $0.9 million, resulting in a decrease in our expense. In the 2009 Period, the value of our policy assets decreased $2.8 million, resulting in an increase in our expense. The changes in our policy assets are a result of changes in the fair value of the underlying securities, which are highly concentrated in U.S. equity markets and priced based on readily determinable market values. The improvement in life insurance expense above was offset by $0.9 million resulting from increases in other insurance expenses.

•

Workers’ Compensation Expense:    Our workers’ compensation expenses increased by $0.9 million, or 0.1% as a percent of net wholesale sales, due primarily to changes in our reserves for self-insured years. From October 1, 2001 through December 31, 2006, the Company’s Wholesale Distribution segment was self-insured up to $300,000 per incident with a stop loss coverage provided by our Insurance segment up to $1.0 million and third party coverage over that amount. After December 31, 2006, the Wholesale Distribution segment is fully insured up to $1.0 million with stop loss coverage provided by our Insurance segment and third party coverage over that amount. Effective upon renewal of its policy January 1, 2009, the Wholesale Distribution segment’s stop loss coverage from our Insurance segment increased up to $2.0 million. Loss accruals up to the stop loss coverage are made based on actuarially developed loss estimates. Our workers’ compensation expenses increased primarily due to changes in our actuarially developed loss estimates. Our loss estimates changed for the 2009 Period, resulting in reserve reductions of $1.5 million. Future expenses may significantly change depending on the cost of providing health care and the results of legislative action.

•

Pension and Postretirement Expense:    Pension and postretirement expenses for our employees, primarily related to our non-union benefit plans, increased by $1.2 million, or 0.2% as a percent of net wholesale sales. The increase is due primarily to a reduction from 7.0% to 5.75% in the discount rate used to determine pension and postretirement plan liabilities, along with a lower-than-expected return on the asset portfolio of the cash balance plan resulting from the overall decline in market conditions during the two previous fiscal years.

•	Other Expense Changes: General expenses decreased $1.8 million, but increased 0.1% as a percent of net wholesale sales due to the leveraging effect of reduced sales.

•	Insurance Segment: Selling and administrative expenses for the Insurance segment were $1.6 million in the 2010 and 2009 Periods.

•	All Other: Selling and administrative expenses for our All Other business activities were $0.2 million in the 2010 and 2009 Periods.

Interest.    Interest expense decreased $0.8 million to $2.8 million in the 2010 Period compared to $3.6 million in the 2009 Period and comprised 0.3% of consolidated net sales for the 2010 and 2009 Periods. Factors impacting interest expense are as follows:

•	Interest expense on our primary debt instruments (as described below) decreased $0.8 million to $2.5 million in the 2010 Period compared to $3.3 million in the 2009 Period.

•

Interest Rates:    Interest expense decreased $0.8 million from the 2009 Period due to a decrease in our effective borrowing rate. Our effective borrowing rate for the combined primary debt, made up of the revolving line of credit and senior secured notes, was 3.9% and 4.9% for the 2010 and 2009 Periods, respectively, and decreased due to a reduction in the base rate on the revolving line of credit resulting from lower short-term interest rates.

•	Weighted Average Borrowings: Weighted average borrowings were consistent for both the 2010 and 2009 Periods and had minimal effect on interest expense compared to the 2009 Period.

Borrowings on our revolving credit agreement are subject to market rate fluctuations. A 25 basis point change in the market rate of interest over the period would have resulted in a $0.1 million increase or decrease in corresponding interest expense.

•	Interest expense on our other debt instruments was $0.3 million in the 2010 and 2009 Periods.

Estimated patronage dividends.    Estimated patronage dividends for the 2010 Period were $4.8 million, compared to $10.0 million in the 2009 Period. Patronage dividends for the 2010 and 2009 Periods consisted of the patronage earnings from the Company’s three patronage earnings divisions: the California Dairy Division, the Pacific Northwest Dairy Division and the Cooperative Division. For the 2010 and 2009 Periods, respectively, the Company had patronage earnings of $2.6 million and $2.5 million in the California Dairy Division, $0.4 million and $0.4 million in the Pacific Northwest Dairy Division and $1.8 million and $7.1 million in the Cooperative Division. The decline in the Cooperative Division patronage earnings was primarily due to lower inventory holding gains and other vendor related activity, partially offset by decreased operating expenses. Patronage dividends generated by the Cooperative Division are distributed annually, historically in cash, Class B and Class E Shares (see Part I, Item 1. “Business – Patronage Dividends” of the Company’s Annual Report on Form 10-K for the year ended October 3, 2009 for additional information), while patronage dividends generated by the dairy divisions are paid quarterly (historically in cash).

Income taxes.    The Company’s effective income tax rate was 37.5% for the 2010 and 2009 Periods.

LIQUIDITY AND CAPITAL RESOURCES

The Company finances its capital needs through a combination of internal and external sources. These sources include cash flows from operations, Member capital and other Member investments, bank borrowings, various types of long-term debt and lease financing. The Company believes that the combination of cash flows from operations, current cash balances, and available lines of credit will be sufficient to service its debt, redeem Members’ capital shares, make income tax payments and meet its anticipated needs for working capital and capital expenditures through at least the next two fiscal years.

CASH FLOW

The Company generated positive cash flow from operating and financing activities during the thirteen-week 2010 Period. Cash from operations was used for investing activities, including redemption of Members’ capital shares and investing in the Company’s infrastructure. The Company also reinvested proceeds from maturing investments.

As a result of these activities, net cash, consisting of cash and cash equivalents, increased by $19.3 million to $30.2 million for the thirteen-week 2010 Period ended January 2, 2010 compared to $10.9 million as of the fiscal year ended October 3, 2009.

The following table summarizes the impact of operating, investing and financing activities on the Company’s cash flows for the thirteen-week 2010 and 2009 Periods:

(dollars in thousands)

Summary of Net Increase (Decrease) in Total Cash Flows	2010	2009	Difference
Cash provided by operating activities	$18,668	$3,856	$14,812
Cash (utilized) provided by investing activities	(4,505)	1,749	(6,254)
Cash provided (utilized) by financing activities	5,190	(8,433)	13,623

Total increase (decrease) in cash flows	$19,353	$(2,828)	$22,181

Net cash flows from operating, investing and financing activities increased by $22.1 million, to an increase of $19.3 million in cash for the 2010 Period compared to a decrease of $2.8 million in cash for the 2009 Period. The increase in net cash flow for the 2010 Period consisted of cash provided from operating activities of $18.6 million and financing activities of $5.2 million, offset by cash used in investing activities of $4.5 million. The primary factors contributing to the changes in cash flow are discussed below. At January 2, 2010 and October 3, 2009, working capital was $201.9 million and $189.8 million, respectively, and the current ratio was 1.7 and 1.6, respectively.

Operating Activities:    Net cash provided by operating activities increased by $14.8 million to $18.6 million provided in the 2010 Period compared to $3.8 million provided in the 2009 Period. The increase in cash provided by operating activities compared to the 2009 Period was attributable to (1) an increase of $5.1 million in accounts receivable, (2) a decrease in cash used for the purchase of inventories of $14.6 million, and (3) decreases between the periods in cash used to pay accounts payable and accrued liabilities of $1.9 million. The foregoing increases of $21.6 million in cash provided were partially offset by cash used to fund pension plan assets of $1.9 million and cash used for the payment of prepaid expenses of $0.2 million. We also experienced an increase in long-term liabilities between the periods of $4.0 million that was primarily attributable to an increase in pension and postretirement liabilities. In addition, net cash of $0.7 million was utilized by other operating activities.

Investing Activities:    Net cash utilized by investing activities increased by $6.3 million to $4.5 million for the 2010 Period compared to $1.8 million provided in the 2009 Period. The increase in cash utilized by investing activities during the 2010 Period as compared to the 2009 Period was due mainly to (1) an increase in other assets of $5.8 million, primarily related to the change in value between the periods of the Company’s life insurance policy assets ($3.7 million), (2) increases of $0.1 million in net investment activities by the Company’s insurance subsidiaries, consisting of the purchase and sale of securities to replace maturing investments in their portfolios, and (3) a reduction in net notes receivable of $1.1 million, reflecting normal fluctuation in loan activity to Members for their inventory and equipment financing. The foregoing increases of $7.0 million in cash used were offset by decreases in capital expenditures of $0.7 million, as the 2009 Period included expenditures for a new telephone system. Spending on investing activities is expected to be funded by existing cash balances, cash generated from operations or additional borrowings.

Financing Activities:    Net cash provided by financing activities was $5.2 million for the 2010 Period compared to $8.4 million utilized in the 2009 Period. The net increase of $13.6 million in cash provided by financing activities for the 2010 Period as compared to the 2009 Period was due primarily to changes in the Company’s long-term and short-term notes payable and deferred financing fees, representing an increase of $17.4 million resulting from increased borrowings in the 2010 Period, primarily due to the $25 million of senior debt issued in November, 2009. See “Outstanding Debt and Other Financing Arrangements” for further discussion. In addition, the Company’s cash utilized by Member investment and share activity increased by $3.8 million. Future cash used by financing activities to meet capital spending requirements is expected to be funded by the Company’s continuing operating cash flow.

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

CONTRACTUAL OBLIGATIONS AND COMMERCIAL COMMITMENTS

Other than those disclosed in “Outstanding Debt and Other Financing Arrangements” herein, there have been no material changes in the Company’s contractual obligations and commercial commitments outside the ordinary course of the Company’s business during the thirteen-week period ending January 2, 2010. See “Contractual Obligations and Commercial Commitments” discussed in Part II, Item 7. “Management’s Discussion and Analysis of Financial Condition and Results of Operations” of the Company’s Annual Report on Form 10-K for the year ended October 3, 2009 for additional information.

OUTSTANDING DEBT AND OTHER FINANCING ARRANGEMENTS

Credit Facilities

Secured Revolving Credit Agreement

On December 22, 2009, the Company entered into a Second Amendment to Amended and Restated Credit Agreement (the “Amendment”), among the Company, other credit parties as identified therein, Bank of Montreal, Chicago Branch, as Administrative Agent, and Fifth Third Bank. The Amendment exercises a provision in the Company’s revolving credit agreement, entitled Amended and Restated Credit Agreement, dated as of December 5, 2006, among the Company, other credit parties as identified therein, and Bank of Montreal, Chicago Branch, as Administrative Agent (the “Credit Agreement”), to (i) increase the total committed funds available to the Company by $25 million from $250 million to $275 million, and (ii) add Fifth Third Bank to the Credit Agreement as a lender with a commitment of $25 million. Borrowings under the Credit Agreement may be made as revolving loans, swing line loans or letters of credit. The credit facility expires on January 31, 2012, and is intended to finance capital expenditures, to finance working capital needs, to finance certain acquisitions and for general corporate purposes. The revolving Credit Agreement contains an option to increase the total committed funds available to the Company under the Credit Agreement to a maximum amount of $300 million, either through any of the existing lenders increasing their commitment or by means of the addition of new lenders. See “Outstanding Debt and Other Financing Arrangements” discussed in Part II, Item 7. “Management’s Discussion and Analysis of Financial Condition and Results of Operations” of the Company’s Annual Report on Form 10-K for the year ended October 3, 2009 and the Company’s Current Report on Form 8-K filed December 29, 2009 for additional information.

The Company’s outstanding borrowings under its revolving Credit Agreement decreased to $126.0 million at January 2, 2010 from $142.0 million at October 3, 2009 (see related discussion regarding our interest expense in “Management’s Discussion and Analysis of Financial Condition and Results of Operations” for the thirteen-week period ended January 2, 2010), with access to a sufficient amount of capital available under this facility (based on the amounts indicated above) to fund the Company’s continuing operations and capital spending requirements for at least the next two fiscal years.

Senior Secured Notes

At January 2, 2010 and October 3, 2009, respectively, the Company had a total of $111.0 million and $86.0 million outstanding in senior secured notes to certain insurance companies and pension funds (referred to collectively as “John Hancock Life Insurance Company” or “Hancock”) under a note purchase agreement dated September 29, 1999 (as amended, the “Senior Note Agreement”) as amended and restated effective January 6, 2006.

On November 3, 2009, the Company entered into the Third Amendment to Amended and Restated Note Purchase Agreement (the “Third Amendment”) with Hancock to further amend the Senior Note Agreement to add an additional layer (“Tranche C Notes”). The Tranche C Notes are an aggregate value of $25 million, at a fixed rate of 6.82%, which will mature November 1, 2019. See the Company’s Current Report on Form 8-K filed on November 9, 2009 for additional information.

Other than the foregoing discussion, there have been no material changes in the Company’s outstanding debt and other financing arrangements outside the ordinary course of the Company’s business during the thirteen-week period ending January 2, 2010. See “Outstanding Debt and Other Financing Arrangements” discussed in Part II, Item 7. “Management’s Discussion and Analysis of Financial Condition and Results of Operations” of the Company’s Annual Report on Form 10-K for the year ended October 3, 2009 for additional information.

MEMBER INVESTMENTS AND PATRONAGE DIVIDENDS

Members are required to meet specific capitalization requirements, which include capital stock ownership and may include required cash deposits (“Required Deposits”). Customers who purchase less than $1 million annually from the Company would not generally be considered for membership, while customers who purchase over $3 million annually are encouraged to become Members. The capitalization and purchase requirements may be modified at the discretion of the Company’s Board. Member and Non-Member customers may be required to provide a non-subordinated credit deposit in order to purchase products on credit terms established by the Company.

The Company exchanges its Class A Shares and Class B Shares with its Members at a price that is based on a formula and is approved by the Board (“Exchange Value Per Share”). See Part I, Item 1. “Business – Capital Shares” of the Company’s Annual Report on Form 10-K for the year ended October 3, 2009 for additional information. Additionally, see “OFFERING OF CLASS A SHARES, CLASS B SHARES AND CLASS E SHARES – Exchange Value Per Share” in the Company’s Post-Effective Amendment No. 1 to Registration Statement on Form S-1 filed on January 25, 2010, with respect to the Company’s offering of Class A Shares, Class B Shares and Class E Shares for further information.

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

Members may also maintain deposits with Unified in excess of Required Deposit amounts (“Excess Deposits”). The Company does not pay interest on the Required Deposit amounts. However, the Company currently pays interest at the prime rate for any cash deposits in excess of the Member’s Required Deposit amount. All such deposits of a Member are maintained in the Member’s deposit account. See “Member Investments and Patronage Dividends” discussed in Part II, Item 7. “Management’s Discussion and Analysis of Financial Condition and Results of Operations” of the Company’s Annual Report on Form 10-K for the year ended October 3, 2009 for additional information. Additionally, see “DESCRIPTION OF DEPOSIT ACCOUNTS – General,” “DESCRIPTION OF DEPOSIT ACCOUNTS – Patronage Dividends and Tax Matters” and “DESCRIPTION OF DEPOSIT ACCOUNTS – Subordination” in the Company’s Post-Effective Amendment No. 1 to Registration Statement on Form S-1 filed on January 25, 2010, with respect to the Company’s offering of Partially Subordinated Patrons’ Deposit Accounts for further information.

Members’ Required Deposits are contractually subordinated and subject to the prior payment in full of senior indebtedness of the Company. See “DESCRIPTION OF DEPOSIT ACCOUNTS – Subordination” in the Company’s Post-Effective Amendment No. 1 to Registration Statement on Form S-1 filed on January 25, 2010, with respect to the Company’s offering of Partially Subordinated Patrons’ Deposit Accounts for additional information. Unified’s obligation to repay Members’ Required Deposit accounts on termination of Member status (once the Member’s obligations to Unified have been satisfied) is reported as a long-term liability on Unified’s consolidated condensed balance sheets. Excess Deposits are not subordinated to Unified’s other obligations and are reported as short-term liabilities on Unified’s consolidated condensed balance sheets. At January 2, 2010 and October 3, 2009, Unified had $7.1 million and $5.9 million, respectively, in “Member and Non-Members’ deposits” and $16.4 million and $15.9 million, respectively, in “Members’ deposits and estimated patronage dividends” (of which $11.0 million and $11.6 million, respectively, represented Excess Deposits as previously defined).

REDEMPTION OF CAPITAL STOCK

On October 2, 2009, the Board authorized the repurchase on October 6, 2009 of 1,050 shares of the Company’s Class A Shares that had been tendered and pending redemption. The Company paid approximately $0.3 million to redeem the shares. On December 16, 2009, the Board authorized the repurchase on or before December 25, 2009 of 2,800 shares of the Company’s Class A shares with an approximate redemption value of $0.8 million and 16,839 Class B Shares with an approximate redemption value of $4.2 million. On December 24, 2009 and December 22, 2009, respectively, the Company redeemed 2,800 of the Company’s Class A Shares and 16,839 of the Company’s Class B Shares with approximate redemption values of $0.8 million and $4.2 million, respectively.

See “Redemption of Capital Stock” discussed in Part II, Item 7. “Management’s Discussion and Analysis of Financial Condition and Results of Operations” of the Company’s Annual Report on Form 10-K for the year ended October 3, 2009 for additional information.

PENSION AND POSTRETIREMENT BENEFIT PLANS

The Company sponsors a cash balance plan (“Unified Cash Balance Plan”). The Unified Cash Balance Plan is a noncontributory defined benefit pension plan covering substantially all employees of the Company who are not subject to a collective bargaining agreement. Under the Unified Cash Balance Plan, participants are credited with an annual accrual based on years of service with the Company. The Company’s funding policy is to make contributions to the Unified Cash Balance Plan in amounts that are at least sufficient to meet the minimum funding requirements of applicable laws and regulations, but no more than amounts deductible for federal income tax purposes. Effective January 1, 2009, all qualifying employees of the Company not subject to a collective bargaining agreement accrue benefits pursuant to the Unified Cash Balance Plan. The Company also sponsors an Executive Salary Protection Plan (“ESPP”) that provides supplemental post-termination retirement income based on each participant’s final salary and years of service as an officer of the Company. Funds are held in a rabbi trust for the ESPP consisting primarily of life insurance policies tied to underlying investments in the equity market and reported at cash surrender value and mutual fund investments consisting of various publicly-traded mutual funds reported at estimated fair value based on quoted market prices.

The Company’s net periodic benefit cost for its combined pension and other postretirement benefits was approximately $3.8 million for the thirteen-week period ended January 2, 2010 compared to $2.6 million for the thirteen-week period ended December 27, 2008.

The Company expects to make estimated contributions to the Unified Cash Balance Plan totaling $6.4 million during fiscal 2010, which is comprised of $3.3 million for the 2010 plan year and $3.1 million for the 2009 plan year. At its discretion, the Company may contribute in excess of these amounts. Additional contributions, if any, will be based, in part, on future actuarial funding calculations and the performance of plan investments. The Company contributed $1.9 million to the cash balance plan during the thirteen weeks ended January 2, 2010 for the 2009 plan year.

Additionally, at the beginning of fiscal 2010, the Company expected to contribute $0.4 million to the ESPP to fund projected benefit payments to participants for the 2010 plan year. The Company contributed $0.1 million to the ESPP during the thirteen weeks ended January 2, 2010 to fund benefit payments to participants for the 2010 plan year.

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

We will continue to be subject to the risk of loss of Member and Non-Member customer volume.    The Company’s operating results are highly dependent upon either maintaining or growing its distribution volume to its customers. The Company’s largest customer, Smart & Final, Inc., a Non-Member customer, and the ten largest Member and Non-Member customers constituted approximately 10% and 43%, respectively, of total sales for the thirteen-week period ended January 2, 2010. A significant loss in membership or volume could adversely affect the Company’s operating results. We will continue to be subject to the risks associated with consolidation within the grocery industry. When independent retailers are acquired by large chains with self-distribution capacity, are driven from business by larger grocery chains, or become large enough to develop their own self-distribution system, we will lose distribution volume. Members may also select other wholesale providers. Reduced volume is normally injurious to profitable operations since fixed costs must be spread over a lower sales volume if the volume cannot be replaced.

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

Litigation could lead to unexpected losses.    During the normal course of carrying out its business, the Company may become involved in litigation. In the event that management determines that the probability of an adverse judgment in a pending litigation is likely and that the exposure can be reasonably estimated, appropriate reserves are recorded at that time pursuant to ASC Topic 450, “Contingencies.” The final outcome of any litigation could adversely affect operating results if the actual settlement amount exceeds established reserves and insurance coverage.

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

As of January 2, 2010, the Company believes it has sufficient cash flow from operations and availability under the revolving credit agreement to meet operating needs, capital spending requirements and required debt repayments through January 31, 2012. However, if access to operating cash or to the revolving credit agreement becomes restricted, the Company may be compelled to seek alternate sources of cash. The Company cannot assure that alternate sources will provide cash on terms favorable to the Company. Consequently, the inability to access alternate sources of cash on terms similar to its existing agreement could adversely affect the Company’s operations.

The value of our benefit plan assets and liabilities is based on estimates and assumptions, which may prove inaccurate.    The Company’s non-union employees participate in a Company sponsored defined-benefit pension and Company sponsored postretirement benefit plans. Certain eligible union and non-union employees participate in separate plans providing payouts for unused sick leave. Officers of the Company also participate in a Company sponsored Executive Salary Protection Plan (“ESPP”), which provides additional post-termination retirement income based on each participant’s final salary and years of service as an officer of the Company. The postretirement benefit plans provide medical benefits for retired non-union employees, life insurance benefits for retired non-union employees for which active non-union employees are no longer eligible, and lump-sum payouts for unused sick days covering certain eligible union and non-union employees. Liabilities for the ESPP and postretirement plans are not funded. The Company accounts for these benefit plans in accordance with ASC Topic 715, “Compensation – Retirement Benefits” and ASC Topic 700, “Compensation – Nonretirement Postemployment Benefits,” which require the Company to make actuarial assumptions that are used to calculate the carrying value of the related assets, where applicable, and liabilities and the amount of expenses to be recorded in the Company’s consolidated financial statements. Assumptions include the expected return on plan assets, discount rates, health care cost trend rate, projected life expectancies of plan participants and anticipated salary increases. While we believe the underlying assumptions are appropriate, the carrying value of the related assets and liabilities and the amount of expenses recorded in the consolidated financial statements could differ if other assumptions are used.

The credit and liquidity crisis in the United States and throughout the global financial system triggered substantial volatility in the world financial markets and banking system. While the value of the investment portfolios stabilized during fiscal 2009 and reflected improvement for the thirteen weeks ended January 2, 2010, the values of the plans’ individual investments have and will fluctuate in response to changing market conditions, the amount of gains or losses that will be recognized in subsequent periods, if any, cannot be determined.

Accounting pronouncements may necessitate companies who issue and redeem shares based on book value to redefine the method used to value their shares.    Accounting pronouncements that require adjustments to shareholders’ equity have the potential to impact companies whose equity securities are issued and redeemed at book value (“book value companies”) disproportionately more than companies whose share values are market-based (“publicly traded”). While valuations of publicly traded companies are primarily driven by their income statement and cash flows, the traded value of the shares of book value companies, however, may be immediately impacted by adjustments affecting shareholders’ equity upon implementation. Therefore, such pronouncements may necessitate companies who issue and redeem shares based on book value to redefine the method used to value their shares. As such, the Company modified its Exchange Value Per Share calculation as of September 30, 2006 to exclude accumulated other comprehensive earnings (loss) from Book Value (see Part I, Item 1. “Business – Capital Shares” of the Company’s Annual Report on Form 10-K for the year ended October 3, 2009), thereby excluding the potentially volatile impact that ASC Topic 715-20, “Compensation – Retirement Benefits – Defined Benefit Plans – General” would have on shareholders’ equity and Exchange Value Per Share.

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

A strike or work stoppage by our employees could disrupt our business. The inability to negotiate acceptable contracts with the unions could result in a strike or work stoppage and increased operating costs resulting from higher wages or benefits paid to union members or replacement workers.    Such outcome could have a material negative impact on the Company’s operations and financial results. Approximately 60% of Unified’s employees are covered by collective bargaining agreements that have various expiration dates ranging from 2010 through 2012.

If we fail to maintain an effective system of internal controls, we may not be able to detect fraud or report our financial results accurately, which could harm our business and we could be subject to regulatory scrutiny.     Pursuant to Section 404 of the Sarbanes-Oxley Act of 2002 (“Section 404”), Unified performs an annual evaluation of the Company’s internal controls over financial reporting, and beginning in fiscal year 2010, Unified’s independent registered public accounting firm will have to test and evaluate the design and operating effectiveness of such controls and publicly attest to such evaluation. Although the Company believes its internal controls are operating effectively, the Company cannot guarantee that it will not have any material weaknesses in the future. In addition, any failure to implement required new or improved controls, or difficulties encountered in their implementation, could harm the Company’s operating results or cause the Company to fail to meet its reporting obligations.

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

A failure to successfully integrate the Seattle Operations could reduce our profitability.    A failure to successfully integrate the Seattle Operations into our existing operations may cause the Company’s results to not meet anticipated levels. The Company structured its acquisition of the Seattle Operations to minimize financial risk by purchasing only certain assets and assuming only certain liabilities. However, if the value of those assets were to decrease, the Company may experience reduced profitability. Additionally, the Company has commenced integrating the Seattle Operations into our information technology systems and management processes. If we are unsuccessful in integrating the Seattle Operations, the Company may not achieve projected operating results, management may have to divert valuable resources to oversee and manage the integration, and the Company may have to make additional investments in the acquired operations.

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

Severe weather, natural disasters and adverse climate changes may adversely affect the Company’s financial condition and results of operations.    Severe weather conditions, such as hurricanes or tornadoes, or natural disasters, such as earthquakes or fires, in areas in which the Company has distribution facilities, or in which customers’ stores are located, or from which the Company obtains products may adversely affect the Company’s results of operations. Such conditions may cause physical damage to the Company’s properties, closure of one or more of the Company’s distribution facilities, closure of customers’ stores, lack of an adequate work force in a market, temporary disruption in the supply of products, disruption in the transport of goods, delays in the delivery of goods to the Company’s distribution centers or customer stores and a reduction in the availability of products the Company offers. In addition, adverse climate conditions and adverse weather patterns, such as drought or flood, that impact growing conditions and the quantity and quality of crops yielded by food producers may adversely affect the availability or cost of certain products within the grocery supply chain. Any of these factors may disrupt the Company’s business and adversely affect the Company’s financial condition and results of operations.

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

The Company’s discussion and analysis of its financial condition and results of operations are based upon its consolidated condensed financial statements. On an ongoing basis, we evaluate our estimates, including those related to allowances for doubtful accounts, lease loss reserves, inventories, investments, goodwill and intangible assets, long-lived assets, income taxes, insurance reserves, pension and postretirement benefits and contingencies and litigation. We base our estimates on historical experience and on various other assumptions and factors that we believe to be reasonable under the circumstances. Based on our ongoing review, we make adjustments we consider appropriate under the facts and circumstances. We have discussed the development, selection and disclosure of these estimates with the Audit Committee. The accompanying consolidated condensed financial statements are prepared using the same critical accounting policies and estimates discussed in Part II, Item 7. “Management’s Discussion and Analysis of Financial Condition and Results of Operations” of the Company’s Annual Report on Form 10-K for the fiscal year ended October 3, 2009.

RECENTLY ADOPTED AND RECENTLY ISSUED ACCOUNTING PRONOUNCEMENTS

Refer to Note 9 to Notes to Consolidated Condensed Financial Statements in Part I, Item 1 of this Quarterly Report on Form 10-Q for management’s discussion of recently adopted and recently issued accounting pronouncements and their expected impact, if any, on the Company’s consolidated condensed financial statements.

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

The following discussion of the market risks the Company faces contains forward-looking statements. Forward-looking statements are subject to risks and uncertainties. Actual results could differ materially from those discussed in the forward-looking statements. See “Quantitative and Qualitative Disclosures About Market Risk” discussed in Part II, Item 7A of the Company’s Annual Report on Form 10-K for the year ended October 3, 2009 for additional information.

Unified is subject to interest rate changes on certain of its notes payable under the Company’s credit agreements that may affect the fair value of the notes payable, as well as cash flow and earnings. Based on the notes payable outstanding at January 2, 2010 and the current market condition, a one percent change in the applicable interest rates would impact the Company’s annual cash flow and pretax earnings by approximately $1.3 million.

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

The majority of the Company’s investments are held primarily by two of its insurance subsidiaries, and includes U.S. government and agency obligations, high quality investment grade corporate bonds, U.S. government treasury securities and U.S. state and municipal securities. These investments are generally not actively traded and are valued based upon inputs including quoted prices for identical or similar assets. Collectively, these investments have experienced a decrease in estimated fair value or market value since the beginning of the Company’s current fiscal year, although the decrease in value of such assets is deemed by management to be temporary in nature.

Life insurance and mutual fund assets with values tied to the equity markets have been positively impacted by the overall market improvement that took place during the thirteen weeks ended January 2, 2010. Although net earnings and net comprehensive earnings experienced a decrease corresponding to the decline in life insurance and mutual fund assets, respectively, during the thirteen weeks ended December 27, 2008, the decline in such assets was deemed by management to be temporary in nature.

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

Changes in internal controls over financial reporting.    Management, with the participation of the CEO and CFO of the Company, has evaluated any changes in the Company’s internal control over financial reporting that occurred during the most recent fiscal quarter. Based on that evaluation, management, the CEO and the CFO of the Company have concluded that no change in our internal control over financial reporting (as defined in Rule 13a-15(f) under the Securities Exchange Act of 1934) occurred during the quarter ended January 2, 2010 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

There are no material changes from risk factors as previously disclosed in our Annual Report on Form 10-K for the fiscal year ended October 3, 2009, filed on December 17, 2009. Refer to “Risk Factors” in Part I, Item 2 of this Quarterly Report on Form 10-Q for discussion of the Company’s risk factors.

ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

COMPANY PURCHASES OF EQUITY SECURITIES

Period	Total Number of Shares Purchased	Average Price Paid Per Share
October 4, 2009 – October 31, 2009	1,050 Class A Shares	$273.97
November 29, 2009 – January 2, 2010	2,800 Class A Shares	$280.12
November 29, 2009 – January 2, 2010	16,839 Class B Shares	$252.09

Total	20,689 Shares	$256.99

Refer to “Redemption of Capital Stock” in Part I, Item 2 of this Quarterly Report on Form 10-Q for discussion of the Company’s share redemptions.

ITEM 3.	DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4.	SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None.

ITEM 5.	OTHER INFORMATION

None.

ITEM 6.	EXHIBITS

(a)	Exhibits

3.1

Amended and Restated Articles of Incorporation of the Registrant, as amended (incorporated by reference to Exhibit 3.1 to the Registrant’s Quarterly Report on Form 10-Q for the quarterly period ended on March 29, 2008, filed on May 13, 2008).

3.2	Bylaws of the Registrant, as amended (incorporated by reference to Exhibit 3.2 to the Registrant’s Annual Report on Form 10-K for the fiscal year ended September 29, 2007, filed on December 14, 2007).

10.38.7*(**)	Amendment No. 1 to the Amended and Restated Unified Grocers, Inc. Cash Balance Plan, effective January 1, 2009.

10.39.10*(**)	Amendment No. 10 to the Unified Grocers, Inc. Employee Savings Plan, effective as of January 1, 2008.

10.39.11*(**)	Amendment No. 11 to the Unified Grocers, Inc. Employee Savings Plan, dated as of December 31, 2009, including provisions with effective dates ranging from January 1, 2007 to April 1, 2010.

10.40.11*(**)	Amendment No. 11 to the Unified Grocers, Inc. Employees’ Sheltered Savings Plan, effective as of January 1, 2008.

10.40.12*(**)	Amendment No. 12 to the Unified Grocers, Inc. Employees’ Sheltered Savings Plan, dated as of December 31, 2009, including provisions with effective dates ranging from January 1, 2007 to April 1, 2010.

31.1*	Chief Executive Officer Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2*	Chief Financial Officer Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1*	Chief Executive Officer Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2*	Chief Financial Officer Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*	Filed herein.

**	Management contract or compensatory plan or arrangement.

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

Dated: February 16, 2010