Form 10-Q
period 2010-04-03
UNIFIED GROCERS, INC.
filed 2010-05-14
CIK 320431

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED APRIL 3, 2010

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

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date. As of May 1, 2010, the number of shares outstanding was:

Class A: 171,150 shares; Class B: 452,214 shares; Class C: 15 shares; Class E: 251,808 shares

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS (UNAUDITED)

Unified Grocers, Inc. and Subsidiaries

Consolidated Condensed Balance Sheets – Unaudited

(dollars in thousands)

	April 3, 2010	October 3, 2009
Assets

Current assets:
Cash and cash equivalents	$8,079	$10,942
Accounts and current portion of notes receivable, net of allowances of $2,868 and $3,456 at April 3, 2010 and October 3, 2009, respectively	203,396	195,607
Inventories	229,083	257,947
Prepaid expenses and other current assets	9,419	11,053
Deferred income taxes	10,165	10,165

Total current assets	460,142	485,714
Properties and equipment, net	191,727	197,759
Investments	89,065	87,573
Notes receivable, less current portion and net of allowances of $650 and $3 at April 3, 2010 and October 3, 2009, respectively	13,978	13,188
Goodwill	38,997	38,997
Other assets, net	94,830	92,322

Total Assets	$888,739	$915,553

Liabilities and Shareholders’ Equity

Current liabilities:
Accounts payable	$188,618	$213,604
Accrued liabilities	65,392	65,443
Current portion of notes payable	8,453	980
Members’ deposits and estimated patronage dividends	10,886	15,901

Total current liabilities	273,349	295,928
Notes payable, less current portion	214,027	228,422
Long-term liabilities, other	204,696	199,248
Member and Non-Members’ deposits	8,578	5,883
Commitments and contingencies

Shareholders’ equity:
Class A Shares: 500,000 shares authorized, 172,900 and 177,100 shares outstanding at April 3, 2010 and October 3, 2009, respectively	31,871	32,670
Class B Shares: 2,000,000 shares authorized, 452,214 and 469,053 shares outstanding at April 3, 2010 and October 3, 2009, respectively	78,766	81,774
Class E Shares: 2,000,000 shares authorized, 251,808 shares outstanding at both April 3, 2010 and October 3, 2009	25,181	25,181
Retained earnings after elimination of accumulated deficit of $26,976 effective September 28, 2002	78,325	73,182
Receivable from sale of Class A Shares to Members	(1,972)	(2,577)
Accumulated other comprehensive loss	(24,082)	(24,158)

Total shareholders’ equity	188,089	186,072

Total Liabilities and Shareholders’ Equity	$888,739	$915,553

The accompanying notes are an integral part of these statements.

Unified Grocers, Inc. and Subsidiaries

Consolidated Condensed Statements of Earnings – Unaudited

(dollars in thousands)

	Thirteen Weeks Ended		Twenty-Six Weeks Ended
	April 3, 2010	March 28, 2009	April 3, 2010	March 28, 2009

Net sales	$959,671	$951,695	$1,959,509	$1,996,914
Cost of sales	874,486	866,227	1,782,718	1,811,072
Distribution, selling and administrative expenses	77,304	78,623	155,382	159,222

Operating income	7,881	6,845	21,409	26,620
Interest expense	(2,947)	(2,742)	(5,773)	(6,352)

Earnings before estimated patronage dividends and income taxes	4,934	4,103	15,636	20,268
Estimated patronage dividends	(362)	724	(5,161)	(9,264)

Earnings before income taxes	4,572	4,827	10,475	11,004
Income taxes	(1,504)	(2,374)	(3,720)	(4,691)

Net earnings	$3,068	$2,453	$6,755	$6,313

The accompanying notes are an integral part of these statements.

Unified Grocers, Inc. and Subsidiaries

Consolidated Condensed Statements of Comprehensive Earnings – Unaudited

(dollars in thousands)

	Thirteen Weeks Ended		Twenty-Six Weeks Ended
	April 3, 2010	March 28, 2009	April 3, 2010	March 28, 2009

Net earnings	$3,068	$2,453	$6,755	$6,313
Other comprehensive earnings, net of income taxes:
Unrealized net holding gain on investments	486	131	76	775

Comprehensive earnings	$3,554	$2,584	$6,831	$7,088

The accompanying notes are an integral part of these statements.

Unified Grocers, Inc. and Subsidiaries

Consolidated Condensed Statements of Cash Flows – Unaudited

(dollars in thousands)

	Twenty-Six Weeks Ended
	April 3, 2010	March 28, 2009

Cash flows from operating activities:
Net earnings	$6,755	$6,313
Adjustments to reconcile net earnings to net cash provided by operating activities:
Depreciation and amortization	12,566	11,811
Provision for doubtful accounts	228	263
Loss on sale of properties and equipment	73	110
Deferred income taxes	—	1,420
(Increase) decrease in assets:
Accounts receivable	(6,791)	14,953
Inventories	28,864	32,292
Prepaid expenses and other current assets	1,634	(214)
Benefit plan assets	(2,106)	(780)
Increase (decrease) in liabilities:
Accounts payable	(25,029)	(25,966)
Accrued liabilities	(43)	(4,935)
Long-term liabilities, other	8,599	5,440

Net cash provided by operating activities	24,750	40,707

Cash flows from investing activities:
Purchases of properties and equipment	(3,593)	(5,159)
Purchases of securities and other investments	(9,447)	(6,798)
Proceeds from maturities or sales of securities and other investments	7,572	4,982
Origination of notes receivable	(4,187)	(686)
Collection of notes receivable	2,171	2,743
Proceeds from sales of properties and equipment	55	—
(Increase) decrease in other assets	(5,913)	2,950

Net cash utilized by investing activities	(13,342)	(1,968)

Cash flows from financing activities:
Borrowings from short-term notes payable	7,000	—
Borrowings from long-term notes payable	25,000	—
Reduction of short-term notes payable	(247)	(1,185)
Reduction of long-term notes payable	(38,714)	(27,077)
Payment of deferred financing fees	(176)	(283)
(Decrease) increase in Members’ deposits and estimated patronage dividends	(5,015)	1,505
Class E Share cash dividend	—	(821)
Increase (decrease) in Member and Non-Members’ deposits	2,695	(4,578)
Decrease in receivable from sale of Class A Shares to Members, net	605	679
Repurchase of shares from Members	(5,521)	(7,036)
Issuance of shares to Members	102	336

Net cash utilized by financing activities	(14,271)	(38,460)

Net (decrease) increase in cash and cash equivalents	(2,863)	279
Cash and cash equivalents at beginning of period	10,942	15,849

Cash and cash equivalents at end of period	$8,079	$16,128

Supplemental disclosure of cash flow information:
Cash paid during the period for:
Interest	$5,456	$6,165
Income taxes	$5,408	$4,230

Supplemental disclosure of non-cash items:
Accrued split-dollar life insurance liability – cumulative effect of adoption	$—	$3,269
Capital leases	$39	$445

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

The Company’s banking arrangements allow the Company to fund outstanding checks when presented for payment to the financial institutions utilized by the Company for disbursements. This cash management practice frequently results in total issued checks exceeding the available cash balance at a single financial institution. The Company’s policy is to record its cash disbursement accounts with a cash book overdraft in accounts payable. At April 3, 2010 and October 3, 2009, the Company had book overdrafts of $46.8 million and $56.8 million, respectively, classified in accounts payable.

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

Concentration of credit risk.    The Company’s largest customer, Smart & Final, Inc., a Non-Member customer, and the ten largest Member and Non-Member customers constituted approximately 10% and 43%, respectively, of total sales for the twenty-six week period ended April 3, 2010, and approximately 10% and 42%, respectively, of total sales for the twenty-six week period ended March 28, 2009. Management believes that receivables are well diversified, and the allowances for doubtful accounts are sufficient to absorb estimated losses.

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

The following table represents the Company’s financial instruments recorded at fair value and the hierarchy of those assets as of April 3, 2010:

(dollars in thousands)
	Level 1	Level 2	Level 3	Total
Money Market	$1,571	$—	$—	$1,571
Mutual Funds	6,295	—	—	6,295
Corporate Securities	—	27,091	—	27,091
Government Securities	8,464	37,741	—	46,205
Municipal Securities	—	2,214	—	2,214

Total	$16,330	$67,046	$—	$83,376

Mutual funds are valued based on information received from a third party. These assets are valued based on quoted prices in active markets (level 1 inputs). Corporate securities, consisting of high quality investment grade corporate bonds, and government and municipal securities, consisting of U.S. government and agency obligations, U.S. government treasury securities and U.S. state and municipal bonds, are held by two of our insurance subsidiaries to fund loss reserves. These assets are valued based on information received from a third party pricing service. For assets traded in active markets, the assets are valued at quoted bond market prices (level 1 inputs). For assets traded in inactive markets, the service’s pricing methodology uses observable inputs (such as bid/ask quotes) for identical or similar assets. Assets considered to be similar will have similar characteristics, such as: duration, volatility, prepayment speed, interest rates, yield curves, and/or risk profile and other market corroborated inputs (level 2 inputs). The Company determines the classification of financial asset groups within the fair value hierarchy based on the lowest level of input into each group’s asset valuation. The financial instruments included in the preceding table are included in investments in the Company’s consolidated condensed balance sheets at April 3, 2010.

As discussed in Note 9, “Recently Adopted and Recently Issued Accounting Pronouncements,” the Company adopted Accounting Standards Update No. 2010-06, “Improving Disclosures About Fair Value Measurements” in its second quarter of fiscal year-end 2010. Accounting Standards Update No. 2010-06 added new requirements for: (1) disclosures about transfers of assets and liabilities measured at fair value into and out of Levels 1 and 2 of the fair value measurement hierarchy (effective for the Company’s second quarter of fiscal year-end 2010), and (2) separate disclosures on a gross basis about purchases, sales, issuances, and settlements relating to Level 3 measurements (adoption not required until the Company’s fiscal year-end 2012). Since the Company did not have any transfers into and out of Levels 1 and 2 as of the second quarter ended April 3, 2010, the adoption of Accounting Standards Update No. 2010-06 did not have an impact on the Company’s consolidated condensed

Unified Grocers, Inc. and Subsidiaries

Notes to Consolidated Condensed Financial Statements (Unaudited)—(Continued)

financial statements. Similarly, since the Company does not own any Level 3 financial instruments, the adoption of this required disclosure for fiscal year-end 2012 is not expected to have an impact on the Company’s consolidated financial statements.

Notes payable.    The fair values of borrowings under the Company’s revolving credit facility are estimated to approximate their carrying amounts due to the short maturities of those obligations. The fair values for other notes payable are based primarily on rates currently available to the Company for debt with similar terms and remaining maturities.

The fair value of notes payable was $221.4 million and $237.0 million compared to their carrying value of $214.6 million and $228.0 million at April 3, 2010 and October 3, 2009, respectively.

The methods and assumptions used to estimate the fair values of the Company’s financial instruments at April 3, 2010 and October 3, 2009 were based on estimates of market conditions, estimates using present value and risks existing at that time. These values represent an approximation of possible value and may never actually be realized.

3.    INVESTMENTS

The amortized cost and fair value of investments are as follows:

(dollars in thousands)
April 3, 2010	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Available for sale securities:
Fixed maturity securities:
U.S. Treasury securities and obligations of U.S. government corporations and agencies	$44,388	$1,922	$(105)	$46,205
Municipal securities	2,194	36	(16)	2,214
Corporate securities	25,511	1,607	(27)	27,091

Total fixed maturity securities	72,093	3,565	(148)	75,510

Total available for sale securities	$72,093	$3,565	$(148)	75,510

Common stock, at cost				13,555

Total Investments				$89,065

(dollars in thousands)
October 3, 2009	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Available for sale securities:
Fixed maturity securities:
U.S. Treasury securities and obligations of U.S. government corporations and agencies	$40,026	$2,312	$(2)	$42,336
Municipal securities	1,719	97	—	1,816
Corporate securities	28,470	1,521	(129)	29,862

Total fixed maturity securities	70,215	3,930	(131)	74,014

Total available for sale securities	$70,215	$3,930	$(131)	74,014

Common stock, at cost				13,559

Total Investments				$87,573

Unified Grocers, Inc. and Subsidiaries

Notes to Consolidated Condensed Financial Statements (Unaudited)—(Continued)

During the interim period ended April 3, 2010 and the fiscal year ended October 3, 2009, the Company did not hold any trading or held-to-maturity securities.

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

Unrealized losses on the Company’s investments in fixed maturity securities were caused by interest rate increases rather than credit quality. Because the Company’s insurance subsidiaries do not intend to sell, nor do they have or anticipate having a regulatory requirement to sell, these investments until recovery of fair value, which may be upon maturity, the Company does not consider these investments to be other-than-temporarily impaired at April 3, 2010.

The table below illustrates the length of time available for sale fixed maturity securities, not deemed to be other-than-temporarily impaired, have been in a continuous unrealized loss position at April 3, 2010:

(dollars in thousands)
	Less than 12 Months		12 Months or Greater		Total
Description of Securities	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
U.S. Treasury securities and U.S. Government obligations	$7,828	$105	$—	$—	$7,828	$105
Municipal securities	759	16	—	—	759	16
Corporate debt securities	1,636	27	—	—	1,636	27

Total Investments	$10,223	$148	$—	$—	$10,223	$148

Available for sale fixed maturity securities are due as follows:

(dollars in thousands)
April 3, 2010	Amortized Cost	Fair Value
Due in one year or less	$2,564	$2,575
Due after one year through five years	13,604	14,588
Due after five years through ten years	17,958	18,707
Due after ten years	37,967	39,640

	$72,093	$75,510

(dollars in thousands)
October 3, 2009	Amortized Cost	Fair Value
Due in one year or less	$1,929	$1,942
Due after one year through five years	13,749	14,729
Due after five years through ten years	15,899	16,598
Due after ten years	38,638	40,745

	$70,215	$74,014

Expected maturities will differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties. Corporate mortgage-backed securities are shown as being due at their average expected maturity dates.

Unified Grocers, Inc. and Subsidiaries

Notes to Consolidated Condensed Financial Statements (Unaudited)—(Continued)

Amounts reported as “due in one year or less” are included in long-term investments, as the Company’s insurance subsidiaries are required to maintain investments in support of regulatory deposit requirements. Hence, investments with maturities less than one year maintained in support of this long-term commitment are generally sold to repurchase investments with longer maturities. As these investments continue to support a long-term commitment obligation related to insurance reserves, the Company classifies such amounts as long-term. At April 3, 2010 and October 3, 2009, the long-term portion of the related insurance reserves of $39.3 million and $37.6 million, respectively, are included in long-term liabilities, other in the Company’s consolidated condensed balance sheets.

Investments carried at fair values of $39.8 million and $36.1 million at April 3, 2010 and October 3, 2009 (which include $0.1 million and $1.0 million recorded in cash and cash equivalents), respectively, are maintained in support of regulatory deposit requirements ($36.6 million and $33.4 million in direct deposit of securities at April 3, 2010 and October 3, 2009, respectively) in compliance with statutory regulations. Investments with fair values of $7.1 million and $6.5 million at April 3, 2010 and October 3, 2009 (which include $0.1 million and $0.5 million recorded in cash and cash equivalents), respectively, are on deposit with regulatory authorities in compliance with statutory regulations. Investments with fair values of $2.2 million and $3.6 million at April 3, 2010 and October 3, 2009 (which include zero and $0.2 million recorded in cash and cash equivalents), respectively, are on deposit in compliance with collateral requirements on reinsurance arrangements.

Net investment income is summarized as follows:

(dollars in thousands)
	Twenty-Six Weeks Ended
	April 3, 2010	March 28, 2009
Fixed maturity securities	$1,974	$1,760
Cash and cash equivalents	1	(11)

	1,975	1,749
Less: investment expenses	(142)	(199)

	$1,833	$1,550

Equity securities that do not have readily determinable fair values are accounted for using the cost or equity methods of accounting. The Company evaluated its investments in equity securities for impairment as of April 3, 2010, and the Company did not consider any of these equity securities to be impaired, other than the temporary impairment of the Company’s investment in National Consumer Cooperative Bank (“NCB”) as described below.

The Company held investments in Western Family Holding Company (“Western Family”) common stock of $9.5 million at both April 3, 2010 and October 3, 2009. Western Family is a private cooperative located in Oregon from which the Company purchases food and general merchandise products. The investment represents approximately a 22% ownership interest at both April 3, 2010 and October 3, 2009. The Company’s ownership percentage in Western Family is based, in part, on the volume of purchases transacted with Western Family. The investment is accounted for using the equity method of accounting.

The Company’s finance subsidiary, Grocers Capital Company (“GCC”), has an investment in NCB, which operates as a cooperative and therefore its borrowers are required to own its Class B stock. The investment in the Class B common stock of NCB aggregated $4.1 million at both April 3, 2010 and October 3, 2009. For the fiscal period ended April 3, 2010 and the fiscal year ended October 3, 2009, no cash dividend income was recorded.

As described in its August and November 2009 filings with the SEC, NCB was in default under its senior note purchase agreement and its revolving credit facility due to a violation of certain financial covenants. The covenant violations were primarily a result of increased loan loss provisions and charge-offs, principally related to a small

Unified Grocers, Inc. and Subsidiaries

Notes to Consolidated Condensed Financial Statements (Unaudited)—(Continued)

number of borrowers experiencing pronounced financial difficulties, including some borrowers that have filed for bankruptcy. NCB entered into forbearance agreements in which its principal lenders and noteholders have deferred the right to call and demand immediate repayment until the expiration or termination of the forbearance agreements, which expired on February 17, 2010. As described in NCB’s Annual Report on Form 10-K filed on March 31, 2010 and Current Report on Form 8-K filed on February 23, 2010, NCB entered into the Seventh Amendment and Limited Waiver to the Note Purchase and Uncommitted Master Shelf Agreement dated as of December 28, 2001 (the “Noteholder Amendment”) with the holders of its Senior Notes due December 28, 2009 and the holders of its Senior Notes due December 28, 2010. Also, on February 23, 2010, NCB entered into the Fifth Amendment to Credit Agreement and Limited Waiver with respect to its May 1, 2006 revolving credit facility with a syndicate of banks, with SunTrust Bank as administrative agent, (the “Credit Agreement Amendment”, together with the Noteholder Amendment, collectively the “Amendments”). The Amendments generally extend, through December 15, 2010, the waivers and modifications that have been in place since August 14, 2009 under applicable forbearance agreements, principally with respect to certain financial covenants breached as a result of increased loan loss provisions and charge-offs. As further described in the aforementioned March 31, 2010 Form 10-K and February 23, 2010 Form 8-K filings, NCB intends to refinance these obligations on or before June 30, 2010 and to reduce the outstanding balance through amortization and continued asset sales to maximize liquidity and preserve capital. In the event that NCB is ultimately unable to refinance or otherwise meet its amortization obligations under the Amendments, the lenders and the noteholders have the right to call and demand immediate repayment of any and all amounts due.

These factors, as outlined in the preceding paragraph, which contributed to NCB’s recent financial losses, led Unified’s management to conclude that the Company’s investment in NCB became impaired in the fourth quarter of fiscal 2009. The Company believes the impairment and decline to be temporary based on NCB’s current liquidity position, NCB’s plan to address its debt burden, and Unified’s ability and intention to hold these investments until recovery of their carrying value. The Company will continue to monitor NCB’s compliance with its Amendments and evaluate the fair value of its investment. If current conditions do not improve or deteriorate further, the Company may be required to record impairment charges to operating expense in future periods.

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

Management identifies segments based on the information monitored by the Company’s chief operating decision-makers to manage the business and, accordingly, has identified the following two reportable segments:

•

The Wholesale Distribution segment includes the results of operations from the sale of groceries and general merchandise products to both Members and Non-Members, including a broad range of branded and corporate brand products in nearly all the categories found in a typical supermarket, including dry grocery, frozen food, deli, meat, dairy, eggs, produce, bakery, ethnic, gourmet, specialty foods, natural & organic products, and general merchandise and health and beauty care products. Support services (other than insurance and financing), including promotional planning, retail technology, equipment purchasing services and real estate services, are reported in our Wholesale Distribution segment. As of, and for the twenty-six weeks ended, April 3, 2010, the Wholesale Distribution segment collectively represents approximately 99% of the Company’s total sales and 86% of total assets.

Unified Grocers, Inc. and Subsidiaries

Notes to Consolidated Condensed Financial Statements (Unaudited)—(Continued)

Non-perishable products consist primarily of dry grocery, frozen food, deli, ethnic, gourmet, specialty foods, natural & organic products, general merchandise and health and beauty care. They also include (1) retail support services and (2) products and shipping services provided to Non-Member customers through Unified International, Inc. Perishable products consist primarily of service deli, service bakery, meat, eggs, produce, bakery, and dairy. Net sales within the Wholesale Distribution segment include $1.419 billion and $1.459 billion, or 72.7% and 73.3% of consolidated total net sales for the twenty-six weeks ended April 3, 2010 and March 28, 2009, respectively, attributable to sales of non-perishable products, and $533.0 million and $531.7 million, or 27.3% and 26.7% of consolidated total net sales for the twenty-six weeks ended April 3, 2010 and March 28, 2009, respectively, attributable to sales of perishable products. Wholesale Distribution segment sales also include revenues attributable to the Company’s retail support services, which comprise less than 1% of consolidated total net sales, for each of the foregoing respective periods.

•

The Insurance segment includes the results of operations for the Company’s three insurance subsidiaries (Unified Grocers Insurance Services, Springfield Insurance Company and Springfield Insurance Company, Ltd.). These subsidiaries provide insurance and insurance-related products, including workers’ compensation and liability insurance policies, to both the Company and its Member and Non-Member customers. Unified Grocers Insurance Services is an insurance agency that places business with insurance carriers, both non-affiliated and Springfield Insurance Company. Springfield Insurance Company, Ltd. is a captive re-insurer for Springfield Insurance Company. Unified Grocers Insurance Services is a licensed insurance agency in Alaska, Arizona, California, Idaho, New Mexico, Nevada, Oregon, Texas, Washington and Utah. Springfield Insurance Company is a licensed insurance carrier in Arizona, California, Colorado, Idaho, Montana, New Mexico, Nevada, Oregon, Texas, Washington, Wyoming and Utah. Springfield Insurance Company, Ltd. is a licensed insurance carrier in the Commonwealth of Bermuda. As of, and for the twenty-six weeks ended, April 3, 2010, the Company’s Insurance segment collectively accounts for approximately 1% of the Company’s total sales and 12% of total assets.

The “All Other” category includes the results of operations for the Company’s other support businesses, including its finance subsidiary, whose services are provided to a common customer base, none of which individually meets the quantitative thresholds of a reportable segment. As of, and for the twenty-six weeks ended, April 3, 2010, the “All Other” category collectively accounts for less than 1% of the Company’s total sales and 2% of total assets.

Unified Grocers, Inc. and Subsidiaries

Notes to Consolidated Condensed Financial Statements (Unaudited)—(Continued)

Information about the Company’s operating segments is summarized below.

(dollars in thousands)

	Thirteen Weeks Ended		Twenty-Six Weeks Ended
	April 3, 2010	March 28, 2009	April 3, 2010	March 28, 2009
Net sales
Wholesale distribution	$955,961	$948,719	$1,952,153	$1,990,569
Insurance	6,785	6,015	13,803	12,479
All other	242	207	477	509
Inter-segment eliminations	(3,317)	(3,246)	(6,924)	(6,643)

Total net sales	$959,671	$951,695	$1,959,509	$1,996,914

Operating income
Wholesale distribution	$8,301	$6,627	$20,950	$24,118
Insurance	(429)	206	463	2,470
All other	9	12	(4)	32

Total operating income	7,881	6,845	21,409	26,620

Interest expense	(2,947)	(2,742)	(5,773)	(6,352)
Estimated patronage dividends	(362)	724	(5,161)	(9,264)
Income taxes	(1,504)	(2,374)	(3,720)	(4,691)

Net earnings	$3,068	$2,453	$6,755	$6,313

Depreciation and amortization
Wholesale distribution	$6,301	$6,073	$12,534	$11,726
Insurance	14	39	29	82
All other	1	1	3	3

Total depreciation and amortization	$6,316	$6,113	$12,566	$11,811

Capital expenditures
Wholesale distribution	$2,172	$3,084	$3,532	$5,159
Insurance	61	—	61	—
All other	—	—	—	—

Total capital expenditures	$2,233	$3,084	$3,593	$5,159

Identifiable assets
Wholesale distribution	$764,666	$737,864	$764,666	$737,864
Insurance	103,277	87,186	103,277	87,186
All other	20,796	18,248	20,796	18,248

Total identifiable assets	$888,739	$843,298	$888,739	$843,298

5.    SHAREHOLDERS’ EQUITY

During the twenty-six week period ended April 3, 2010, the Company redeemed 4,550 Class A Shares with a redemption value of $1.3 million, and redeemed 16,839 Class B Shares with a redemption value of $4.2 million.

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

Unified Grocers, Inc. and Subsidiaries

Notes to Consolidated Condensed Financial Statements (Unaudited)—(Continued)

7.    PENSION AND OTHER POSTRETIREMENT BENEFITS

The Company sponsors a cash balance plan (“Unified Cash Balance Plan”). The Unified Cash Balance Plan is a noncontributory defined benefit pension plan covering substantially all employees of the Company who are not subject to a collective bargaining agreement. Benefits under the Unified Cash Balance Plan are provided through a trust.

The Company also sponsors an Executive Salary Protection Plan (“ESPP”) that provides supplemental post-termination retirement income based on each participant’s final salary and years of service as an officer of the Company. Funds are held in a rabbi trust for the ESPP consisting primarily of life insurance policies reported at cash surrender value and mutual fund investments consisting of various publicly-traded mutual funds reported at estimated fair value based on quoted market prices. In accordance with ASC Topic 710, “Compensation – General,” the assets and liabilities of a rabbi trust must be accounted for as if they are assets and liabilities of the Company. In addition, all earnings and expenses of the rabbi trust are reported in the Company’s consolidated condensed statement of earnings. The cash surrender value of such life insurance policies aggregated $16.0 million and $14.5 million at April 3, 2010 and October 3, 2009, respectively, and are included in other assets in the Company’s consolidated condensed balance sheets. Mutual funds reported at their estimated fair value of $6.3 million and $5.5 million at April 3, 2010 and October 3, 2009, respectively, are included in other assets in the Company’s consolidated condensed balance sheets. The related accrued benefit cost (representing the Company’s benefit obligation to participants) of $31.5 million and $29.2 million at April 3, 2010 and October 3, 2009, respectively, is recorded in long-term liabilities, other in the Company’s accompanying consolidated condensed balance sheets. The assets held in the rabbi trust are not available for general corporate purposes. The rabbi trust is subject to creditor claims in the event of insolvency. The trust assets are excluded from ESPP plan assets as they do not qualify as plan assets under ASC Topic 715, “Compensation – Retirement Benefits” (“ASC Topic 715”).

The Company sponsors other postretirement benefit plans that cover non-union employees and provides unused sick leave benefits for certain eligible non-union and union employees. Those plans are not funded.

The components of net periodic cost for pension and other postretirement benefits for the respective thirteen and twenty-six weeks ended April 3, 2010 and March 28, 2009 consist of the following:

(dollars in thousands)

	Pension Benefits				Other Postretirement Benefits
	Thirteen Weeks Ended		Twenty-Six Weeks Ended		Thirteen Weeks Ended		Twenty-Six Weeks Ended
	April 3, 2010	March 28, 2009	April 3, 2010	March 28, 2009	April 3, 2010	March 28, 2009	April 3, 2010	March 28, 2009
Service cost	$1,706	$1,345	$3,411	$2,690	$433	$415	$866	$744
Interest cost	2,990	2,928	5,980	5,860	659	834	1,318	1,582
Expected return on plan assets	(2,747)	(2,660)	(5,494)	(5,320)	—	—	—	—
Amortization of prior service cost (credit)	63	63	126	126	(118)	(118)	(236)	(236)
Recognized actuarial loss (gain)	877	96	1,755	192	(68)	(115)	(135)	(230)

Net periodic cost	$2,889	$1,772	$5,778	$3,548	$906	$1,016	$1,813	$1,860

The Company’s funding policy is to make contributions to the Unified Cash Balance Plan in amounts that are at least sufficient to meet the minimum funding requirements of applicable laws and regulations, but no more than amounts deductible for federal income tax purposes. The Company expects to make estimated contributions to the

Unified Grocers, Inc. and Subsidiaries

Notes to Consolidated Condensed Financial Statements (Unaudited)—(Continued)

Unified Cash Balance Plan totaling $6.4 million during fiscal 2010, which is comprised of $3.3 million for the 2010 plan year and $3.1 million for the 2009 plan year. At its discretion, the Company may contribute in excess of these amounts. The Company contributed $2.1 million to the Unified Cash Balance Plan during the twenty-six weeks ended April 3, 2010 for the 2009 plan year.

Additionally, at the beginning of fiscal 2010, the Company expected to contribute $0.4 million to the ESPP to fund projected benefit payments to participants for the 2010 plan year. The Company contributed $0.2 million to the ESPP during the twenty-six weeks ended April 3, 2010 to fund benefit payments to participants for the 2010 plan year.

In March 2010, comprehensive health care reform legislation under the Patient Protection and Affordable Care Act (HR 3590) and the Health Care Education and Affordability Reconciliation Act (HR 4872) (collectively, the “Acts”) was passed and signed into law. The Acts contain provisions that could impact the Company’s accounting for retiree medical benefits in future periods. However, the extent of that impact, if any, cannot be determined until regulations are promulgated under the Acts and additional interpretations of the Acts become available. Elements of the Acts, the impact of which are currently not determinable, include the elimination of lifetime limits on retiree medical coverage and reduction of the existing insurance coverage gap for prescription drug benefits that are actuarially equivalent to benefits available to retirees under the Medicare Prescription Drug, Improvement and Modernization Act of 2003 (the “Prescription Drug Act”). The Prescription Drug Act provided for a federal subsidy to plan sponsors who provide a prescription drug benefit that is at least actuarially equivalent to Medicare Part D. Included among the major provisions of the Acts is the elimination of the tax deduction for expenses reimbursed through the federal subsidy. The Company sponsors prescription drug benefits to retirees through a third-party insured waiver program; therefore, the Company does not receive a subsidy under Medicare Part D, and does not have any related deferred tax assets. As such, the change mandated under this portion of the Acts will not impact the Company. The Company will continue to assess the accounting implications of the Acts as related regulations and interpretations of the Acts become available. Based on a preliminary review to date of the provisions in the Acts, the impact of which are reasonably determinable, a re-measurement of the Company’s retiree benefit plan liabilities is not required at this time. In addition, the Company may consider plan amendments in future periods that may have accounting implications.

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

During the course of its business, the Company enters into individually negotiated supply agreements with its Members. These agreements require the Member to purchase certain agreed amounts of its merchandise requirements from the Company and obligate the Company to supply such merchandise under agreed terms and conditions relating to such matters as pricing and delivery.

A new member was elected to the Company’s Board of Directors (the “Board”) at the Company’s annual meeting of shareholders held on February 23, 2010. This new Board member is affiliated with a Member of the Company; therefore, certain transactions with this Member are now considered related party transactions. At April 3, 2010, the Company had the following transactions with an affiliated Member of this new director of the Company: (1) lease guarantees for total rents of $7.9 million with expiration dates through 2023, and (2) a supply agreement expiring in 2012.

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

Unified Grocers, Inc. and Subsidiaries

Notes to Consolidated Condensed Financial Statements (Unaudited)—(Continued)

9.     RECENTLY ADOPTED AND RECENTLY ISSUED ACCOUNTING PRONOUNCEMENTS

In February 2010, the FASB issued Accounting Standards Update (“ASU”) No. 2010-09, “Subsequent Events: Amendments to Certain Recognition and Disclosure Requirements” (“ASU No. 2010-09”), an amendment to ASC Topic 855, “Subsequent Events.” ASU No. 2010-09 amends ASC Topic 855 to remove the requirement for an SEC filer to disclose the date through which subsequent events have been evaluated in both issued and revised financial statements. The guidance in ASU No. 2010-09 became effective upon issuance. Accordingly, the Company adopted ASU No. 2010-09 in its second quarter of fiscal year-end 2010. The adoption of ASU No. 2010-09 did not have an impact on the Company’s consolidated condensed financial statements.

In January 2010, the FASB issued ASU No. 2010-06, “Improving Disclosures About Fair Value Measurements” (“ASU No. 2010-06”), an amendment to ASC Topic 820. ASU No. 2010-06 amends ASC Topic 820 to add new requirements for: (1) disclosures about transfers of assets and liabilities measured at fair value into and out of Levels 1 and 2 of the fair value measurement hierarchy, and (2) separate disclosures on a gross basis about purchases, sales, issuances, and settlements relating to Level 3 measurements. It also clarifies existing fair value disclosures about the level of disaggregation and about inputs and valuation techniques used to measure fair value. ASU No. 2010-06 also amends guidance on employers’ disclosures about postretirement benefit plan assets under ASC Topic 715, “Compensation – Retirement Benefits – Defined Benefits Plans – General – Disclosure,” to require that disclosures be provided by classes of assets instead of by major categories of assets. The guidance in ASU No. 2010-06 is effective for the first reporting period (including interim periods) beginning after December 15, 2009, except for the requirement to provide the Level 3 activity of purchases, sales, issuances, and settlements on a gross basis, which will be effective for fiscal years beginning after December 15, 2010, and for interim periods within those fiscal years. In the period of initial adoption, entities will not be required to provide the amended disclosures for any previous periods presented for comparative purposes. However, those disclosures are required for periods ending after initial adoption.

Accordingly, the Company adopted ASU No. 2010-06 in its second quarter of fiscal year-end 2010, except for the requirement to provide separate disclosures about purchases, sales, issuances, and settlements relating to Level 3 measurements, which will be adopted for the Company’s fiscal year-end 2012. Since the Company did not have any transfers into and out of Levels 1 and 2, the adoption of ASU No. 2010-06 did not have an impact on the Company’s consolidated condensed financial statements. Similarly, since the Company does not own any Level 3 financial instruments, the adoption of this portion of ASU No. 2010-06 for fiscal year-end 2012 is not expected to have an impact on the Company’s consolidated financial statements.

In October 2009, the FASB issued ASU No. 2009-12, “Fair Value Measurement and Disclosures: Investments in Certain Entities That Calculate Net Asset Value per Share (or Its Equivalent)” (“ASU No. 2009-12”), an amendment to ASC Topic 820. ASU No. 2009-12 offers guidance on how to use a net asset value per share to estimate the fair value of investments in hedge funds, private equity funds, real estate funds, venture capital funds, offshore fund vehicles and funds of funds. ASU No. 2009-12 is effective for interim and annual periods ending after December 15, 2009. Accordingly, the Company adopted ASU No. 2009-12 in its first quarter of fiscal year-end 2010. The adoption of ASU No. 2009-12 did not have an impact on the Company’s consolidated condensed financial statements. The Company anticipates enhanced disclosure requirements at fiscal year-end 2010 pursuant to ASU No. 2009-12 in conjunction with its required adoption of FASB Staff Position FAS 132(R)-1, “Employers’ Disclosures about Postretirement Benefit Plan Assets” (now incorporated within ASC Topic 715), at fiscal year-end 2010. FASB Staff Position FAS 132(R)-1 requires an employer to disclose investment policies and strategies, categories, fair value measurements, and significant concentration of risk among its postretirement benefit plan assets (see additional discussion below).

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

10.    SUBSEQUENT EVENTS

Subsequent events have been evaluated by the Company through the date financial statements were issued.

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

The Company began to review the overall logistics model for the Pacific Northwest region during the last two fiscal years. The need to develop a new comprehensive logistics model was predicated on the fact that the lease on the main warehouse and office complex in Seattle was short-term in nature and the configuration of this complex is not optimum. The objective of the review was to determine the size, configuration and location(s) for a distribution facility (facilities) in the Pacific Northwest to best serve our customers in the region. We completed our review and have determined the appropriate facility size and configuration. We have extended our lease on our current Seattle location through April 30, 2015 (see “Contractual Obligations and Commercial Commitments” for further discussion) and are currently in the process of identifying and selecting the appropriate location(s) to utilize upon the expiration of the current lease.

Customers may choose either of two delivery options for the distribution of our products. Customers may elect either to have us deliver orders to their stores or warehouse locations or to pick their orders up from our distribution centers. For delivered orders, we primarily utilize the Company-operated fleet of tractors and trailers.

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

Economic Factors

During fiscal 2010, our sales declined, in part, due to the effects of low consumer confidence and high unemployment caused by the current economic climate and credit market turmoil that have negatively impacted consumer spending and resulted in consumers behaving more cautiously than in previous years. Job losses have also caused greater demographic shifts that can change the composition of consumers and their related product focus in a given marketplace.

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

The majority of Unified’s investments (approximately 84%) are held by two of our insurance subsidiaries, and include U.S. government and agency obligations, high quality investment grade corporate bonds, U.S. government treasury securities and U.S. state and municipal securities. These investments are generally not actively traded and are valued based upon inputs including quoted prices for identical or similar assets. Approximately 11% of our investments are held by our Wholesale Distribution segment, which consists primarily of Western Family Holding Company (“Western Family”) common stock. Western Family is a private cooperative located in Oregon from which Unified purchases food and general merchandise products. Approximately 5% of our investments are held by our other support businesses and consists of an investment by the Company’s finance subsidiary in National Consumer Cooperative Bank (“NCB”). NCB operates as a cooperative and therefore its borrowers are required to own its Class B stock. See Note 3 of “Notes to Consolidated Condensed Financial Statements” in Item 1. “Financial Statements” for additional discussion regarding NCB.

Life insurance and mutual fund assets with values tied to the equity markets have been positively impacted by the overall market improvement that took place during the twenty-six weeks ended April 3, 2010. Although net earnings and net comprehensive earnings experienced a decrease corresponding to the decline in life insurance and mutual fund assets, respectively, during the twenty-six weeks ended March 28, 2009, the decline in such assets was deemed by management to be temporary in nature.

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

Sales Activities and Recent Developments

Consolidated net sales increased $8.0 million, or 0.8%, to $959.7 million for the thirteen weeks ended April 3, 2010 as compared to $951.7 million for the thirteen weeks ended March 28, 2009.

We experienced an overall sales decrease of $37.4 million, or 1.9%, for the twenty-six weeks ended April 3, 2010 (the “2010 Period”) as compared to the twenty-six week period ended March 28, 2009 (the “2009 Period”). Our Wholesale Distribution segment decreased $38.4 million, or 1.9%, in the 2010 Period compared to the 2009 Period. This decrease is due to the general decline in economic conditions.

Sales in our Insurance segment increased $1.0 million, or 16.9%, in the 2010 Period versus the 2009 Period. Sales in our All Other business activities remained stable in the 2010 Period compared to the 2009 Period.

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

	Thirteen Weeks Ended		% Change Thirteen Weeks	Twenty-Six Weeks Ended		% Change Twenty-Six Weeks
Fiscal Period Ended	April 3, 2010	March 28, 2009		April 3, 2010	March 28, 2009
Net sales	100.0%	100.0%	0.8%	100.0%	100.0%	(1.9)%
Cost of sales	91.1	91.0	1.0	91.0	90.7	(1.6)
Distribution, selling and administrative expenses	8.1	8.3	(1.7)	7.9	8.0	(2.4)
Operating income	0.8	0.7	15.1	1.1	1.3	(19.6)
Interest expense	(0.3)	(0.3)	7.5	(0.3)	(0.3)	(9.1)
Estimated patronage dividends	—	0.1	(150.0)	(0.3)	(0.5)	(44.3)
Income taxes	(0.2)	(0.2)	(36.6)	(0.2)	(0.2)	(20.7)
Net earnings	0.3%	0.3%	25.1%	0.3%	0.3%	7.0%

THIRTEEN-WEEK PERIOD ENDED APRIL 3, 2010 (“2010 PERIOD”) COMPARED TO THE THIRTEEN-WEEK PERIOD ENDED MARCH 28, 2009 (“2009 PERIOD”)

Overview of the 2010 Period.    Our consolidated operating income increased $1.1 million to $7.9 million in the 2010 Period compared to $6.8 million in the 2009 Period.

The overall increase in operating income is summarized in our operating segments and other business activities as follows:

•

Wholesale Distribution Segment:    The Wholesale Distribution segment’s operating income increased $1.7 million to $8.3 million in the 2010 Period compared to $6.6 million in the 2009 Period. The increase in the Cooperative Division patronage earnings was primarily due to increased sales and decreased operating expenses.

•

Insurance Segment:    Operating income decreased $0.6 million in our Insurance segment to a loss of $0.4 million in the 2010 Period compared to income of $0.2 million in the 2009 Period. The decline was primarily due to recording an estimated reserve for a customer’s fire-related claims loss in the 2010 Period.

•	All Other: Operating income was insignificant for the 2010 and 2009 Periods. All Other business activities primarily consist of activities conducted through our finance subsidiary.

The following tables summarize the performance of each business segment for the 2010 and 2009 Periods.

Wholesale Distribution Segment

(dollars in thousands)

	Thirteen Weeks Ended April 3, 2010		Thirteen Weeks Ended March 28, 2009
	Amounts in 000’s	Percent to Net Sales	Amounts in 000’s	Percent to Net Sales	Difference
Gross sales	$955,961	—	$948,719	—	$7,242
Inter-segment eliminations	—	—	—	—	—

Net sales	955,961	100.0%	948,719	100.0%	7,242
Cost of sales	872,219	91.2	865,319	91.2	6,900
Distribution, selling and administrative expenses	75,441	7.9	76,773	8.1	(1,332)

Operating income	$8,301	0.9%	$6,627	0.7%	$1,674

Insurance Segment

(dollars in thousands)

	Thirteen Weeks Ended April 3, 2010		Thirteen Weeks Ended March 28, 2009
	Amounts in 000’s	Percent to Net Sales	Amounts in 000’s	Percent to Net Sales	Difference
Gross sales – premiums earned	$6,785	—	$6,015	—	$770
Inter-segment eliminations	(3,244)	—	(3,174)	—	(70)

Net sales – premiums earned	3,541	100.0%	2,841	100.0%	700
Cost of sales – underwriting expenses	2,267	64.0	908	31.9	1,359
Selling and administrative expenses	1,703	48.1	1,727	60.8	(24)

Operating (loss) income	$(429)	(12.1)%	$206	7.3%	$(635)

All Other

(dollars in thousands)

	Thirteen Weeks Ended April 3, 2010		Thirteen Weeks Ended March 28, 2009
	Amounts in 000’s	Percent to Net Sales	Amounts in 000’s	Percent to Net Sales	Difference
Gross sales	$242	—	$207	—	$35
Inter-segment eliminations	(73)	—	(72)	—	(1)

Net sales	169	100.0%	135	100.0%	34
Selling and administrative expenses	160	94.7	123	91.1	37

Operating income	$9	5.3%	$12	8.9%	$(3)

Net sales.    Consolidated net sales increased $8.0 million, or 0.8%, to $959.7 million in the 2010 Period compared to $951.7 million for the 2009 Period. Factors impacting net sales are as follows:

•

Wholesale Distribution Segment:    Net Wholesale Distribution sales increased $7.3 million to $956.0 million in the 2010 Period compared to $948.7 million for the 2009 Period. Significant components of this increase are summarized below.

Continuing Customers

•

Sales to customers that continued to purchase from Unified increased by approximately $4.3 million. Sales increased by approximately $12.4 million as a result of the New Year’s holiday occurring in the first quarter of fiscal 2010 compared to the second quarter in fiscal 2009. Sales during the week of the New Year’s holiday are lower than a typical sales week. Additionally, sales increased by approximately $5.2 million due to the week leading up to Easter occurring in the second quarter in fiscal 2010 compared to occurring in the third quarter of fiscal 2009. Without these occurrences, sales would have declined approximately $13.3 million due to the general decline in economic conditions.

New Customers

•	During the 2010 Period, we began supplying new customers and customers that were previously served by competitors, resulting in a $5.5 million increase in sales.

Discontinued Customers

•	Sales to other customers in the 2009 Period that discontinued business with us and began purchasing their products from competitors were $2.5 million.

•

Insurance Segment:    Net sales, consisting principally of premium revenues, increased $0.6 million to $3.5 million in the 2010 Period compared to $2.9 million for the 2009 Period. The growth in premiums related primarily to an increase in the number of policies written.

•	All Other: Net sales were $0.2 million in the 2010 Period compared to $0.1 million in the 2009 Period.

Cost of sales (including underwriting expenses).    Consolidated cost of sales was $874.5 million for the 2010 Period and $866.2 million for the 2009 Period and comprised 91.1% and 91.0% of consolidated net sales for the 2010 and 2009 Periods, respectively. Factors impacting cost of sales are as follows:

•

Wholesale Distribution Segment:    Cost of sales increased by $6.9 million to $872.2 million in the 2010 Period compared to $865.3 million in the 2009 Period. As a percentage of net wholesale sales, cost of sales was 91.2% for both the 2010 and 2009 Periods.

•	The change in product and customer sales mix resulted in a 0.2% decrease in cost of sales as a percent of net wholesale sales in the 2010 Period compared to the 2009 Period.

•

Vendor related activity contributed to a 0.2% increase in cost of sales as a percent of net wholesale sales in the 2010 Period compared to the 2009 Period. The change is primarily driven by a significant decrease in inventory holding gains (realized upon sale) due to a lack of vendor price increases as well as changes in vendor marketing activity. Our vendors and brokers are continually evaluating their go-to-market strategies to effectively promote their products. Changes in their strategies could have a favorable or unfavorable impact on our financial performance. See “Critical Accounting Policies and Estimates – Vendor Funds” discussed in Part II, Item 7. “Management’s Discussion and Analysis of Financial Condition and Results of Operations” of the Company’s Annual Report on Form 10-K for the year ended October 3, 2009.

•

Insurance Segment:    Cost of sales primarily consists of claims loss and loss adjustment expenses, underwriting expenses, commissions, premium taxes and regulatory fees. Cost of sales increased $1.4 million from $0.9 million in the 2009 Period to $2.3 million in the 2010 Period. The increase in cost of sales in the 2010 Period is primarily due to reserves for an insurance claim by a customer for a fire loss estimated at $1.1 million. Additionally, the cost of insurance and the adequacy of loss reserves are impacted by actuarial estimates based on a detailed analysis of health care cost trends, mortality rates, claims history, demographics and industry trends. As a result, the amount of loss reserves and future expenses is significantly affected by these variables and may significantly change, depending on the cost of providing benefits and the results of further legislative action. See additional discussion related to insurance reserves under “Risk Factors – Our insurance reserves may be inadequate if unexpected losses occur.”

Distribution, selling and administrative expenses.    Consolidated distribution, selling and administrative expenses were $77.3 million in the 2010 Period compared to $78.6 million in the 2009 Period, reflecting a decrease of $1.3 million, and comprised 8.1% and 8.3% of net sales for the 2010 and 2009 Periods, respectively. Factors impacting distribution, selling and administrative expenses are as follows:

•

Wholesale Distribution Segment:    Distribution, selling and administrative expenses decreased $1.4 million to $75.4 million in the 2010 Period compared to $76.8 million in the 2009 Period, and comprised 7.9% and 8.1% of net wholesale sales for the 2010 and 2009 Periods, respectively.

•

Insurance Expense (other than Workers’ Compensation):    During the 2010 Period, we experienced net insurance expense decreases of $0.6 million, or 0.1% as a percent of net wholesale sales. This decrease includes a $0.9 million improvement in the cash surrender value of our life insurance policy assets, which are held in a rabbi trust to support post-termination retirement benefits and are not available for general corporate purposes. The changes in our policy assets are a result of changes in the fair value of the underlying securities, which are highly concentrated in U.S. equity markets and priced based on readily determinable market values. The improvement in life insurance expense above was offset by a $0.3 million increase in other insurance expenses.

•

Pension and Postretirement Expense:    Pension and postretirement expenses for our employees, primarily related to our non-union benefit plans, increased by $1.8 million, or 0.2% as a percent of net wholesale sales. The increase is due primarily to a reduction from 7.0% to 5.75% in the discount rate used to determine pension and postretirement plan liabilities, along with a lower-than-expected return on the asset portfolio of the cash balance plan resulting from the overall decline in market conditions during the two previous fiscal years.

•

Other Expense Changes:    General expenses decreased $2.6 million, or 0.3% as a percent of net wholesale sales, due primarily to the Company’s continued focus on cost containment and to the leveraging effect of comparatively higher sales for the 2010 Period versus the 2009 Period.

•	Insurance Segment: Selling and administrative expenses for the Insurance segment were $1.7 million in both the 2010 and 2009 Periods.

•	All Other: Selling and administrative expenses for our All Other business activities were $0.2 million in the 2010 Period compared to $0.1 million in the 2009 Period.

Interest.    Interest expense increased $0.2 million to $2.9 million in the 2010 Period compared to $2.7 million in the 2009 Period and comprised 0.3% of consolidated net sales for both the 2010 and 2009 Periods. Factors impacting interest expense are as follows:

•	Interest expense on our primary debt instruments (as described below) increased $0.2 million to $2.6 million in the 2010 Period compared to $2.4 million in the 2009 Period.

•

Weighted Average Borrowings:    Interest expense decreased by $0.1 million from the 2009 Period as a result of lower outstanding debt. Weighted average borrowings decreased by $9.6 million primarily due to reduced inventory levels.

•

Interest Rates:    Interest expense increased $0.3 million from the 2009 Period due to an increase in our effective borrowing rate. Our effective borrowing rate for the combined primary debt, made up of the revolving lines of credit for Unified and GCC, and senior secured notes, was 4.5% and 4.0% for the 2010 and 2009 Periods, respectively. The rate increase was due to a higher proportion of the senior secured notes in the primary debt. On November 3, 2009, the Company amended its senior note agreement with John Hancock Life Insurance Company to add an additional layer of Tranche C Notes with an aggregate value of $25 million at a fixed rate of 6.82%. The funds were used to reduce borrowings under Unified’s revolving line of credit. See “Outstanding Debt and Other Financing Arrangements” and the Company’s Current Report on Form 8-K filed on November 9, 2009 for additional information.

Borrowings on our revolving credit agreement are subject to market rate fluctuations. A 25 basis point change in the market rate of interest over the period would have resulted in a $0.1 million increase or decrease in corresponding interest expense.

•	Interest expense on our other debt instruments was $0.3 million for both the 2010 and 2009 Periods.

Estimated patronage dividends.    Estimated patronage dividends for the 2010 Period were $0.4 million, compared to a $0.7 million patronage loss in the 2009 Period. Patronage dividends for the 2010 and 2009 Periods consisted of the patronage earnings from the Company’s three patronage earnings divisions: the California Dairy Division, the Pacific Northwest Dairy Division and the Cooperative Division. For the 2010 and 2009 Periods, respectively, the Company had patronage earnings of $3.4 million and $2.5 million in the California Dairy Division, resulting from increased sales volume, $0.4 million and $0.4 million in the Pacific Northwest Dairy Division and a patronage loss of $3.4 million and $3.6 million in the Cooperative Division. Generally, the patronage losses are attributed to the leveraging effect of sales volume on fixed expenses. The relative improvement in the Cooperative Division patronage earnings for the 2010 Period was primarily due to higher sales and decreased operating expenses, partially offset by lower inventory holding gains and other vendor related activity. Patronage dividends generated by the Cooperative Division are distributed annually, historically in cash, Class B and Class E Shares (see Part I, Item 1. “Business – Patronage Dividends” of the Company’s Annual Report on Form 10-K for the year ended October 3, 2009 for additional information), while patronage dividends generated by the dairy divisions are paid quarterly (historically in cash).

Income taxes.    The Company’s effective income tax rate was 32.9% for the 2010 Period compared to 49.2% for the 2009 Period. The lower rate for the 2010 Period is due to non-taxable favorable returns on the Company’s corporate-owned life insurance policies in contrast to unfavorable returns for the 2009 Period. Gains and losses in the value of corporate-owned life insurance are not subject to income taxes.

TWENTY-SIX WEEK PERIOD ENDED APRIL 3, 2010 (“2010 PERIOD”) COMPARED TO THE TWENTY-SIX WEEK PERIOD ENDED MARCH 28, 2009 (“2009 PERIOD”)

Overview of the 2010 Period.    Our consolidated operating income decreased $5.2 million to $21.4 million in the 2010 Period compared to $26.6 million in the 2009 Period.

The overall decrease in operating income is summarized in our operating segments and other business activities as follows:

•

Wholesale Distribution Segment:    The Wholesale Distribution segment’s operating income decreased $3.2 million to $20.9 million in the 2010 Period compared to $24.1 million in the 2009 Period. The decline in the Cooperative Division patronage earnings was primarily due to lower sales, lower inventory holding gains and other vendor related activity, partially offset by decreased operating expenses.

•

Insurance Segment:    Operating income decreased $2.0 million in our Insurance segment to $0.5 million in the 2010 Period compared to $2.5 million in the 2009 Period. The decline was primarily due to recording an estimated reserve for a customer’s fire-related claims loss in the 2010 Period and a reduction in loss reserves in the 2009 Period.

•	All Other: Operating income was insignificant for the 2010 and 2009 Periods. All Other business activities primarily consist of activities conducted through our finance subsidiary.

The following tables summarize the performance of each business segment for the 2010 and 2009 Periods.

Wholesale Distribution Segment

(dollars in thousands)

	Twenty-Six Weeks Ended April 3, 2010		Twenty-Six Weeks Ended March 28, 2009
	Amounts in 000’s	Percent to Net Sales	Amounts in 000’s	Percent to Net Sales	Difference
Gross sales	$1,952,153	—	$1,990,569	—	$(38,416)
Inter-segment eliminations	—	—	—	—	—

Net sales	1,952,153	100.0%	1,990,569	100.0%	(38,416)
Cost of sales	1,779,497	91.1	1,810,878	91.0	(31,381)
Distribution, selling and administrative expenses	151,706	7.8	155,573	7.8	(3,867)

Operating income	$20,950	1.1%	$24,118	1.2%	$(3,168)

Insurance Segment (dollars in thousands)
	Twenty-Six Weeks Ended April 3, 2010		Twenty-Six Weeks Ended March 28, 2009
	Amounts in 000’s	Percent to Net Sales	Amounts in 000’s	Percent to Net Sales	Difference
Gross sales – premiums earned	$13,803	—	$12,479	—	$1,324
Inter-segment eliminations	(6,779)	—	(6,473)	—	(306)

Net sales – premiums earned	7,024	100.0%	6,006	100.0%	1,018
Cost of sales – underwriting expenses	3,221	45.9	194	3.2	3,027
Selling and administrative expenses	3,340	47.6	3,342	55.6	(2)

Operating income	$463	6.5%	$2,470	41.2%	$(2,007)

All Other (dollars in thousands)
	Twenty-Six Weeks Ended April 3, 2010		Twenty-Six Weeks Ended March 28, 2009
	Amounts in 000’s	Percent to Net Sales	Amounts in 000’s	Percent to Net Sales	Difference
Gross sales	$477	—	$509	—	$(32)
Inter-segment eliminations	(145)	—	(170)	—	25

Net sales	332	100.0%	339	100.0%	(7)
Selling and administrative expenses	336	101.2	307	90.6	29

Operating (loss) income	$(4)	(1.2)%	$32	9.4%	$(36)

Net sales.    Consolidated net sales decreased $37.4 million, or 1.9%, to $1.960 billion in the 2010 Period compared to $1.997 billion for the 2009 Period. Factors impacting net sales are as follows:

•

Wholesale Distribution Segment: Net Wholesale Distribution sales decreased $38.4 million to $1.952 billion in the 2010 Period compared to $1.991 billion for the 2009 Period. Significant components of this decrease are summarized below.

Continuing Customers

•

Sales to customers that continued to purchase from Unified decreased by approximately $43.2 million. Sales increased by approximately $5.2 million due to the week preceding Easter occurring in the second quarter of fiscal 2010 compared to the third quarter of fiscal 2009. Without this occurrence, sales would have declined $48.4 million due to the general decline in economic conditions.

New Customers

•	During the 2010 Period, we began supplying new customers and customers that were previously served by competitors, resulting in a $10.2 million increase in sales.

Discontinued Customers

•	Sales to other customers in the 2009 Period that discontinued business with us and began purchasing their products from competitors were $5.4 million.

•

Insurance Segment:    Net sales, consisting principally of premium revenues, increased $1.0 million to $7.0 million in the 2010 Period compared to $6.0 million for the 2009 Period. The growth in premiums related primarily to an increase in the number of policies written.

•	All Other: Net sales were consistent at $0.3 million in the 2010 and 2009 Periods.

Cost of sales (including underwriting expenses).    Consolidated cost of sales was $1.783 billion for the 2010 Period and $1.811 billion for the 2009 Period and comprised 91.0% and 90.7% of consolidated net sales for the 2010 and 2009 Periods, respectively. Factors impacting cost of sales are as follows:

•

Wholesale Distribution Segment:    Cost of sales decreased by $31.4 million to $1.779 billion in the 2010 Period compared to $1.811 billion in the 2009 Period. As a percentage of net wholesale sales, cost of sales was 91.1% and 91.0% for the 2010 and 2009 Periods, respectively.

•	The change in product and customer sales mix resulted in a 0.1% decrease in cost of sales as a percent of net wholesale sales in the 2010 Period compared to the 2009 Period.

•

Vendor related activity contributed to a 0.2% increase in cost of sales as a percent of net wholesale sales in the 2010 Period compared to the 2009 Period. The change is primarily driven by a significant decrease in inventory holding gains (realized upon sale) due to a lack of vendor price increases as well as changes in vendor marketing activity. Our vendors and brokers are continually evaluating their go-to-market strategies to effectively promote their products. Changes in their strategies could have a favorable or unfavorable impact on our financial performance. See “Critical Accounting Policies and Estimates – Vendor Funds” discussed in Part II, Item 7. “Management’s Discussion and Analysis of Financial Condition and Results of Operations” of the Company’s Annual Report on Form 10-K for the year ended October 3, 2009.

•

Insurance Segment:    Cost of sales primarily consists of claims loss and loss adjustment expenses, underwriting expenses, commissions, premium taxes and regulatory fees. Cost of sales increased $3.0 million from $0.2 million in the 2009 Period to $3.2 million in the 2010 Period. The increase in cost of sales in the 2010 Period resulted from reserves for an insurance claim by a customer for a fire loss in the 2010 Period estimated at $1.1 million and from the lowering of loss reserves in the 2009 Period based on improved loss experience for earlier periods. Additionally, the cost of insurance and the adequacy of loss reserves are impacted by actuarial estimates based on a detailed analysis of health care cost trends, mortality rates, claims history, demographics and industry trends. As a result, the amount of loss reserves and future expenses is significantly affected by these variables and may significantly change, depending on the cost of providing benefits and the results of further legislative action. See additional discussion related to insurance reserves under “Risk Factors – Our insurance reserves may be inadequate if unexpected losses occur.”

Distribution, selling and administrative expenses.    Consolidated distribution, selling and administrative expenses were $155.3 million in the 2010 Period compared to $159.2 million in the 2009 Period, reflecting a decrease of $3.9 million, and comprised 7.9% and 8.0% of net sales for the 2010 and 2009 Periods, respectively. Factors impacting distribution, selling and administrative expenses are as follows:

•

Wholesale Distribution Segment:    Distribution, selling and administrative expenses decreased $3.9 million to $151.7 million in the 2010 Period compared to $155.6 million in the 2009 Period, and comprised 7.8% of net wholesale sales for both the 2010 and 2009 Periods.

•

Insurance Expense (other than Workers’ Compensation):    During the 2010 Period, we experienced net insurance expense decreases of $3.5 million, or 0.2% as a percent of net wholesale sales. This decrease includes a $4.6 million improvement in the cash surrender value of our life insurance policy assets, which are held in a rabbi trust to support post-termination retirement benefits and are not available for general corporate purposes. The changes in our policy assets are a result of changes in the fair value of the underlying securities, which are highly concentrated in U.S. equity markets and priced based on readily determinable market values. The improvement in life insurance expense above was offset by $1.1 million resulting from increases in other insurance expenses.

•

Workers’ Compensation Expense:    Our workers’ compensation expenses increased by $1.2 million, or 0.1% as a percent of net wholesale sales, due primarily to changes in our reserves for self-insured years. Our workers’ compensation expenses increased primarily due to changes in our actuarially developed loss estimates. Our loss estimates changed for the 2009 Period, resulting in reserve reductions of $1.5 million. Future expenses may significantly change depending on the cost of providing health care and the results of legislative action. See “Critical Accounting Policies and Estimates – Insurance Reserves” in Part II, Item 7. “Management’s Discussion and Analysis of Financial Condition and Results of Operations” of the Company’s Annual Report on Form 10-K for the year ended October 3, 2009 for additional information on the Company’s insurance loss reserves and related costs.

•

Pension and Postretirement Expense:    Pension and postretirement expenses for our employees, primarily related to our non-union benefit plans, increased by $3.1 million, or 0.2% as a percent of net wholesale sales. The increase is due primarily to a reduction from 7.0% to 5.75% in the discount rate used to determine pension and postretirement plan liabilities, along with a lower-than-expected return on the asset portfolio of the cash balance plan resulting from the overall decline in market conditions during the two previous fiscal years.

•

Other Expense Changes:    General expenses decreased $4.7 million due primarily to the Company’s continued focus on cost containment, but only 0.1% as a percent of net wholesale sales, due to the leveraging effect of reduced sales.

•	Insurance Segment: Selling and administrative expenses for the Insurance segment were $3.3 million in both the 2010 and 2009 Periods.

•	All Other: Selling and administrative expenses for our All Other business activities were $0.3 million in both the 2010 and 2009 Periods.

Interest.     Interest expense decreased $0.6 million to $5.8 million in the 2010 Period compared to $6.4 million in the 2009 Period and comprised 0.3% of consolidated net sales for both the 2010 and 2009 Periods. Factors impacting interest expense are as follows:

•	Interest expense on our primary debt instruments (as described below) decreased $0.6 million to $5.2 million in the 2010 Period compared to $5.8 million in the 2009 Period.

•

Weighted Average Borrowings:    Interest expense decreased by $0.2 million from the 2009 Period as a result of lower outstanding debt. Weighted average borrowings decreased by $8.9 million primarily due to reduced inventory levels.

•

Interest Rates:    Interest expense decreased $0.4 million from the 2009 Period due to a decrease in our effective borrowing rate. Our effective borrowing rate for the combined primary debt, made up of the revolving lines of credit for Unified and GCC, and senior secured notes, was 4.2% and 4.5% for the 2010 and 2009 Periods, respectively, and decreased overall due to a reduction in the base rate on Unified’s revolving line of credit. The rate decrease was partially offset by a rate increase resulting from a higher proportion of the senior secured notes in the primary debt. On November 3, 2009, the Company amended its senior note agreement with John Hancock Life Insurance Company to add an additional layer of Tranche C Notes with an aggregate value of $25 million at a fixed rate of 6.82%. The funds were used to reduce borrowings under Unified’s revolving line of credit. See “Outstanding Debt and Other Financing Arrangements” and the Company’s Current Report on Form 8-K filed on November 9, 2009 for additional information.

Borrowings on our revolving credit agreement are subject to market rate fluctuations. A 25 basis point change in the market rate of interest over the period would have resulted in a $0.2 million increase or decrease in corresponding interest expense.

•	Interest expense on our other debt instruments was $0.6 million for both the 2010 and 2009 Periods.

Estimated patronage dividends.    Estimated patronage dividends for the 2010 Period were $5.1 million, compared to $9.3 million in the 2009 Period. Patronage dividends for the 2010 and 2009 Periods consisted of the patronage earnings from the Company’s three patronage earnings divisions: the California Dairy Division, the Pacific Northwest Dairy Division and the Cooperative Division. For the 2010 and 2009 Periods, respectively, the Company had patronage earnings of $5.9 million and $5.0 million in the California Dairy Division, resulting from increased sales volume, $0.8 million and $0.8 million in the Pacific Northwest Dairy Division and a patronage loss of $1.6 million and earnings of $3.5 million in the Cooperative Division. The decline in the Cooperative Division patronage earnings was primarily due to lower inventory holding gains and other vendor related activity, partially offset by decreased operating expenses. Patronage dividends generated by the Cooperative Division are distributed annually, historically in cash, Class B and Class E Shares (see Part I, Item 1. “Business – Patronage Dividends” of the Company’s Annual Report on Form 10-K for the year ended October 3, 2009 for additional information), while patronage dividends generated by the dairy divisions are paid quarterly (historically in cash).

Income taxes.    The Company’s effective income tax rate was 35.5% for the 2010 Period compared to 42.6% for the 2009 Period. The lower rate for the 2010 Period is due to non-taxable favorable returns on the Company’s corporate-owned life insurance policies in contrast to unfavorable returns for the 2009 Period. Gains and losses in the value of corporate-owned life insurance are not subject to income taxes.

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

CASH FLOW

The Company generated positive cash flow from operating activities during the twenty-six week 2010 Period. Cash from operations was used for investing and financing activities, including redemption of Members’ capital shares and investing in the Company’s infrastructure. The Company also reinvested proceeds from maturing investments.

As a result of these activities, net cash, consisting of cash and cash equivalents, decreased by $2.9 million to $8.0 million for the twenty-six week 2010 Period ended April 3, 2010 compared to $10.9 million as of the fiscal year ended October 3, 2009.

The following table summarizes the impact of operating, investing and financing activities on the Company’s cash flows for the twenty-six week 2010 and 2009 Periods:

(dollars in thousands)
Summary of Net (Decrease) Increase in Total Cash Flows	2010	2009	Difference
Cash provided by operating activities	$24,750	$40,707	$(15,957)
Cash utilized by investing activities	(13,342)	(1,968)	(11,374)
Cash utilized by financing activities	(14,271)	(38,460)	24,189

Total (decrease) increase in cash flows	$(2,863)	$279	$(3,142)

Net cash flows from operating, investing and financing activities decreased by $3.2 million, to a decrease of $2.9 million in cash for the 2010 Period compared to an increase of $0.3 million in cash for the 2009 Period. The decrease in net cash flow for the 2010 Period consisted of cash provided from operating activities of $24.7 million, offset by cash used in investing activities of $13.3 million and financing activities of $14.3 million. The primary factors contributing to the changes in cash flow are discussed below. At April 3, 2010 and October 3, 2009, working capital was $186.8 million and $189.8 million, respectively, and the current ratio was 1.7 and 1.6, respectively.

Operating Activities:    Net cash provided by operating activities decreased by $16.0 million to $24.7 million provided in the 2010 Period compared to $40.7 million provided in the 2009 Period. The decrease in cash provided by operating activities compared to the 2009 Period was attributable to (1) an increase between the periods of $21.7 million in accounts receivable, (2) reduced cash between the periods from reductions in inventories of $3.4 million, (3) an increase in cash used to fund pension plan contributions of $1.3 million, and (4) net cash used by other operating activities of $0.3 million. The foregoing decreases of $26.7 million in cash provided were partially offset by cash used for the payment of prepaid expenses of $1.8 million and decreases between the periods in cash used to pay accounts payable and accrued liabilities of $5.8 million. We also experienced an increase in long-term liabilities between the periods of $3.1 million that was primarily attributable to an increase in pension and postretirement liabilities.

Investing Activities:    Net cash utilized by investing activities increased by $11.3 million to $13.3 million for the 2010 Period compared to $2.0 million in the 2009 Period. The increase in cash utilized by investing activities during the 2010 Period as compared to the 2009 Period was due mainly to (1) an increase in other assets of $8.8 million, primarily related to the change in value between the periods of the Company’s life insurance policy assets ($4.6 million), (2) increases of $0.1 million in net investment activities by the Company’s insurance subsidiaries, consisting of the purchase and sale of securities to replace maturing investments in their portfolios, and (3) increases in net notes receivable of $4.0 million, reflecting normal fluctuation in loan activity to Members for their inventory and equipment financing. The foregoing increases of $12.9 million in cash used were offset by decreases in capital expenditures of $1.6 million. Spending on investing activities is expected to be funded by existing cash balances, cash generated from operations or additional borrowings.

Financing Activities:    Net cash utilized by financing activities was $14.3 million for the 2010 Period compared to $38.4 million utilized in the 2009 Period. The net decrease of $24.1 million in cash utilized by financing activities for the 2010 Period as compared to the 2009 Period was due primarily to changes in the Company’s long-term and short-term notes payable and deferred financing fees, representing an increase of $21.4 million resulting from increased borrowings in the 2010 Period, primarily due to the $25 million of senior debt issued in November, 2009. See “Outstanding Debt and Other Financing Arrangements” for further discussion. In addition, the Company’s cash utilized by Member investment and share activity decreased by $2.7 million. Future cash used by financing activities to meet capital spending requirements is expected to be funded by the Company’s continuing operating cash flow.

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

CONTRACTUAL OBLIGATIONS AND COMMERCIAL COMMITMENTS

During the Company’s second fiscal quarter ended April 3, 2010, we extended the lease agreement for our Seattle facility to April 2015. The agreement includes rent increases on an annual basis. The Company may terminate the agreement after two (2) years by providing notice, which will become effective eighteen (18) months after receipt by the landlord. The Company’s contractual obligations pursuant to the new lease agreement have been included in the table below within “Operating lease obligations.”

The Company has incorporated additional disclosure regarding projected disbursements pursuant to self-insurance reserves maintained by the Company’s Insurance segment. These amounts are the Company’s estimate at this time based upon actuarial projections of the timing of anticipated disbursements and may not reflect actual amounts ultimately disbursed. Additionally, this disclosure assumes no additional reserves being established for future activity, which would replace claims that are closed.

(dollars in thousands)

	Payments due by period
Contractual Obligations	Total	Less than 1 year	1-3 years	4-5 years	More than 5 years
Senior secured notes	$111,000	$836	$7,218	$8,260	$94,686
Revolving lines of credit	110,600	7,000	103,600	—	—
Operating lease obligations	116,541	23,857	42,596	22,703	27,385
Capital lease obligations	526	296	230	—	—
Self-Insurance reserves	52,308	13,000	23,773	8,212	7,323
Secured borrowings to banks, including standby repurchase obligations	354	321	33	—	—
Projected interest on contractual obligations	59,304	12,744	21,569	13,432	11,559

Total contractual cash obligations	$450,633	$58,054	$199,019	$52,607	$140,953

Other than those disclosed above, there have been no material changes in the Company’s contractual obligations and commercial commitments outside the ordinary course of the Company’s business during the twenty-six week period ending April 3, 2010. See “Contractual Obligations and Commercial Commitments” discussed in Part II, Item 7. “Management’s Discussion and Analysis of Financial Condition and Results of Operations” of the Company’s Annual Report on Form 10-K for the year ended October 3, 2009 for additional information.

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

The Company’s outstanding borrowings under its revolving Credit Agreement decreased to $103.6 million at April 3, 2010 from $142.0 million at October 3, 2009 (see related discussion regarding our interest expense in “Management’s Discussion and Analysis of Financial Condition and Results of Operations” for the twenty-six week period ended April 3, 2010), with access to a sufficient amount of capital available under this facility (based on the amounts indicated above) to fund the Company’s continuing operations and capital spending requirements for at least the next two fiscal years.

Senior Secured Notes

At April 3, 2010 and October 3, 2009, respectively, the Company had a total of $111.0 million and $86.0 million outstanding in senior secured notes to certain insurance companies and pension funds (referred to collectively as “John Hancock Life Insurance Company” or “Hancock”) under a note purchase agreement dated September 29, 1999 (as amended, the “Senior Note Agreement”) as amended and restated effective January 6, 2006.

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

Other than the foregoing discussion, there have been no material changes in the Company’s outstanding debt and other financing arrangements outside the ordinary course of the Company’s business during the twenty-six week period ending April 3, 2010. See “Outstanding Debt and Other Financing Arrangements” discussed in Part II, Item 7. “Management’s Discussion and Analysis of Financial Condition and Results of Operations” of the Company’s Annual Report on Form 10-K for the year ended October 3, 2009 for additional information.

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

The Company exchanges its Class A Shares and Class B Shares with its Members at a price that is based on a formula and is approved by the Board (“Exchange Value Per Share”). Prior to September 30, 2006, the Company computed the Exchange Value Per Share of the Class A and Class B Shares as Book Value divided by the number of Class A and Class B Shares outstanding at the end of the fiscal year. Book Value was computed based on the sum of the fiscal year end balances of Class A and Class B Shares, plus retained earnings, plus (less) accumulated other comprehensive earnings (loss). Commencing September 30, 2006, the Company computed its Exchange Value Per Share excluding accumulated other comprehensive earnings (loss) from Book Value. At the Company’s annual meeting of shareholders held on February 23, 2010, the shareholders authorized the Board, in its sole discretion, to retain a portion of the Company’s annual earnings from its non-patronage business and not allocate those earnings to the Exchange Value. Additionally, on February 23, 2010, the Board approved the Company’s modification of its Exchange Value Per Share computation, effective for fiscal year-end 2010, to also exclude from Book Value non-allocated retained earnings (loss) and the redemption value of unredeemed shares tendered for redemption, and to exclude the number of shares tendered for redemption from the outstanding number of Class A and Class B Shares. See Part I, Item 1. “Business – Capital Shares” of the Company’s Annual Report on Form 10-K for the year ended October 3, 2009 for additional information. Additionally, see “OFFERING OF CLASS A SHARES, CLASS B SHARES AND CLASS E SHARES – Exchange Value Per Share” in the Company’s Post-Effective Amendment No. 1 to Registration Statement on Form S-1 filed on January 25, 2010, with respect to the Company’s offering of Class A Shares, Class B Shares and Class E Shares for further information.

Unified requires each Member to own such number of Class A Shares as may be established by the Board. Unified currently requires each Member to own 350 Class A Shares. In addition, Unified currently requires each Member to own such amount of Class B Shares as may be established by the Board. This requirement to own Class B Shares is referred to as the “Class B Share requirement”. See Part I, Item 1. “Business – Capital Shares” of the Company’s Annual Report on Form 10-K for the year ended October 3, 2009 for additional information. Additionally, see “OFFERING OF CLASS A SHARES, CLASS B SHARES AND CLASS E SHARES” in the Company’s Post-Effective Amendment No. 1 to Registration Statement on Form S-1 filed on January 25, 2010, with respect to the Company’s offering of Class A Shares, Class B Shares and Class E Shares for further information.

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

Members’ Required Deposits are contractually subordinated and subject to the prior payment in full of senior indebtedness of the Company. See “DESCRIPTION OF DEPOSIT ACCOUNTS – Subordination” in the Company’s Post-Effective Amendment No. 1 to Registration Statement on Form S-1 filed on January 25, 2010, with respect to the Company’s offering of Partially Subordinated Patrons’ Deposit Accounts for additional information. Unified’s obligation to repay Members’ Required Deposit accounts on termination of Member status (once the Member’s obligations to Unified have been satisfied) is reported as a long-term liability on Unified’s consolidated condensed balance sheets. Excess Deposits are not subordinated to Unified’s other obligations and are reported as short-term liabilities on Unified’s consolidated condensed balance sheets. At April 3, 2010 and October 3, 2009, Unified had $8.6 million and $5.9 million, respectively, in “Member and Non-Members’ deposits” and $10.9 million and $15.9 million, respectively, in “Members’ deposits and estimated patronage dividends” (of which $10.4 million and $11.6 million, respectively, represented Excess Deposits as previously defined).

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

On February 23, 2010, the Board authorized the repurchase on March 2, 2010 of 700 shares of the Company’s Class A Shares that had been tendered and pending redemption. The Company paid approximately $0.2 million to redeem the shares.

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

The Company’s net periodic benefit cost for its combined pension and other postretirement benefits was approximately $7.6 million for the twenty-six week period ended April 3, 2010 compared to $5.4 million for the twenty-six week period ended March 28, 2009.

The Company expects to make estimated contributions to the Unified Cash Balance Plan totaling $6.4 million during fiscal 2010, which is comprised of $3.3 million for the 2010 plan year and $3.1 million for the 2009 plan year. At its discretion, the Company may contribute in excess of these amounts. Additional contributions, if any, will be based, in part, on future actuarial funding calculations and the performance of plan investments. The Company contributed $2.1 million to the cash balance plan during the twenty-six weeks ended April 3, 2010 for the 2009 plan year.

Additionally, at the beginning of fiscal 2010, the Company expected to contribute $0.4 million to the ESPP to fund projected benefit payments to participants for the 2010 plan year. The Company contributed $0.2 million to the ESPP during the twenty-six weeks ended April 3, 2010 to fund benefit payments to participants for the 2010 plan year.

In March 2010, comprehensive health care reform legislation under the Patient Protection and Affordable Care Act (HR 3590) and the Health Care Education and Affordability Reconciliation Act (HR 4872) (collectively, the “Acts”) was passed and signed into law. The Acts contain provisions that could impact the Company’s accounting for retiree medical benefits in future periods. However, the extent of that impact, if any, cannot be determined until regulations are promulgated under the Acts and additional interpretations of the Acts become available. Included among the major provisions of the Acts is the elimination of the tax deduction for expenses reimbursed through a federal subsidy to plan sponsors who provide a prescription drug benefit that is at least actuarially equivalent to Medicare Part D. The Company sponsors prescription drug benefits to retirees through a third-party insured waiver program; therefore, the Company does not receive a subsidy under Medicare Part D. As such, the change mandated under this portion of the Acts will not impact the Company. See Note 7 “Pension and Other Postretirement Benefits” in Part I, Item 1. “Notes to Consolidated Condensed Financial Statements” for additional discussion.

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

We will continue to be subject to the risk of loss of Member and Non-Member customer volume.    The Company’s operating results are highly dependent upon either maintaining or growing its distribution volume to its customers. The Company’s largest customer, Smart & Final, Inc., a Non-Member customer, and the ten largest Member and Non-Member customers constituted approximately 10% and 43%, respectively, of total sales for the twenty-six week period ended April 3, 2010. A significant loss in membership or volume could adversely affect the Company’s operating results. We will continue to be subject to the risks associated with consolidation within the grocery industry. When independent retailers are acquired by large chains with self-distribution capacity, are driven from business by larger grocery chains, or become large enough to develop their own self-distribution system, we will lose distribution volume. Members may also select other wholesale providers. Reduced volume is normally injurious to profitable operations since fixed costs must be spread over a lower sales volume if the volume cannot be replaced.

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

As of April 3, 2010, the Company believes it has sufficient cash flow from operations and availability under the revolving credit agreement to meet operating needs, capital spending requirements and required debt repayments through January 31, 2012. However, if access to operating cash or to the revolving credit agreement becomes restricted, the Company may be compelled to seek alternate sources of cash. The Company cannot assure that alternate sources will provide cash on terms favorable to the Company. Consequently, the inability to access alternate sources of cash on terms similar to its existing agreement could adversely affect the Company’s operations.

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

The credit and liquidity crisis in the United States and throughout the global financial system triggered substantial volatility in the world financial markets and banking system. While the value of the investment portfolios stabilized during fiscal 2009 and reflected improvement for the twenty-six weeks ended April 3, 2010, the values of the plans’ individual investments have and will fluctuate in response to changing market conditions, the amount of gains or losses that will be recognized in subsequent periods, if any, cannot be determined.

Accounting pronouncements may necessitate companies who issue and redeem shares based on book value to redefine the method used to value their shares.    Accounting pronouncements that require adjustments to shareholders’ equity have the potential to impact companies whose equity securities are issued and redeemed at book value (“book value companies”) disproportionately more than companies whose share values are market- based (“publicly traded”). While valuations of publicly traded companies are primarily driven by their income statement and cash flows, the traded value of the shares of book value companies, however, may be immediately impacted by adjustments affecting shareholders’ equity upon implementation. Therefore, such pronouncements may necessitate companies who issue and redeem shares based on book value to redefine the method used to value their shares. As such, the Company modified its Exchange Value Per Share calculation as of September 30, 2006 to exclude accumulated other comprehensive earnings (loss) from Book Value (see Part I, Item 1. “Business – Capital Shares” of the Company’s Annual Report on Form 10-K for the year ended October 3, 2009), thereby excluding the potentially volatile impact that ASC Topic 715-20, “Compensation – Retirement Benefits – Defined Benefit Plans – General” would have on shareholders’ equity and Exchange Value Per Share.

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

Members’ Class A, Class B and Class E Shares are subject to risk of loss.    Class A and Class B Shares are purchased and sold at purchase prices equal to the Exchange Value Per Share at the close of the last fiscal year end prior to the date the shares are purchased or sold. Class E Shares are purchased and sold at a value of $100 per share. If a Member were to sell shares at a price that is less than the price at which the shares were purchased, a Member may lose all or a portion of their investment in the Class A, Class B or Class E Shares. See “OFFERING OF CLASS A SHARES, CLASS B SHARES AND CLASS E SHARES – Exchange Value Per Share” in the Company’s Post-Effective Amendment No. 1 to Registration Statement on Form S-1 filed on January 25, 2010, with respect to the Company’s offering of Class A Shares, Class B Shares and Class E Shares for further information.

If the Board decides in any year to retain a portion of the Company’s earnings from its non-patronage business, and not to allocate those earnings to the Exchange Value, the redemption price of Class A Shares or Class B Shares that are repurchased in future years will be reduced. However, in the event of the sale or liquidation of the Company, the non-allocated earnings will be allocated to the redemption price of Class A Shares and Class B Shares.

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

Unified is subject to interest rate changes on certain of its notes payable under the Company’s credit agreements that may affect the fair value of the notes payable, as well as cash flow and earnings. Based on the notes payable outstanding at April 3, 2010 and the current market condition, a one percent change in the applicable interest rates would impact the Company’s annual cash flow and pretax earnings by approximately $1.0 million.

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

Life insurance and mutual fund assets with values tied to the equity markets have been positively impacted by the overall market improvement that took place during the twenty-six weeks ended April 3, 2010. Although net earnings and net comprehensive earnings experienced a decrease corresponding to the decline in life insurance and mutual fund assets, respectively, during the twenty-six weeks ended March 28, 2009, the decline in such assets was deemed by management to be temporary in nature.

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

Changes in internal controls over financial reporting.    Management, with the participation of the CEO and CFO of the Company, has evaluated any changes in the Company’s internal control over financial reporting that occurred during the most recent fiscal quarter. Based on that evaluation, management, the CEO and the CFO of the Company have concluded that no change in our internal control over financial reporting (as defined in Rule 13a-15(f) under the Securities Exchange Act of 1934) occurred during the quarter ended April 3, 2010 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

Members’ Class A, Class B and Class E Shares are subject to risk of loss.    Class A and Class B Shares are purchased and sold at purchase prices equal to the Exchange Value Per Share at the close of the last fiscal year end prior to the date the shares are purchased or sold. Class E Shares are purchased and sold at a value of $100 per share. If a Member were to sell shares at a price that is less than the price at which the shares were purchased, a Member may lose all or a portion of their investment in the Class A, Class B or Class E Shares. See “OFFERING OF CLASS A SHARES, CLASS B SHARES AND CLASS E SHARES – Exchange Value Per Share” in the Company’s Post-Effective Amendment No. 1 to Registration Statement on Form S-1 filed on January 25, 2010, with respect to the Company’s offering of Class A Shares, Class B Shares and Class E Shares for further information.

If the Board decides in any year to retain a portion of the Company’s earnings from its non-patronage business, and not to allocate those earnings to the Exchange Value, the redemption price of Class A Shares or Class B Shares that are repurchased in future years will be reduced. However, in the event of the sale or liquidation of the Company, the non-allocated earnings will be allocated to the redemption price of Class A Shares and Class B Shares.

Other than the foregoing, there are no material changes from risk factors as previously disclosed in our Annual Report on Form 10-K for the fiscal year ended October 3, 2009, filed on December 17, 2009. Refer to “Risk Factors” in Part I, Item 2 of this Quarterly Report on Form 10-Q for discussion of the Company’s risk factors.

ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

COMPANY PURCHASES OF EQUITY SECURITIES

Period	Total Number of Shares Purchased	Average Price Paid Per Share
January 3, 2010 – January 30, 2010	Shares
January 31, 2010 – February 27, 2010	Shares
February 28, 2010 – April 3, 2010	700 Class A Shares	$290.37

Total	700 Shares	$290.37

Refer to “Redemption of Capital Stock” in Part I, Item 2 of this Quarterly Report on Form 10-Q for discussion of the Company’s share redemptions.

ITEM 3.	DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4.	SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

(a)	Date of Meeting: February 23, 2010 (Annual Meeting)

(b)	The matters voted upon at the meeting and the results of each vote are as follows:

1.	Election of Directors

Class A Directors	Votes For	Withheld Authority
Louis A. Amen	134,400	9,450
John Berberian	136,150	7,700
Oscar Gonzalez	135,450	8,400
Richard E. Goodspeed	136,150	7,700
Terry H. Halverson	136,500	7,350
Paul Kapioski	135,450	8,400
Mark Kidd	136,150	7,700
John D. Lang	135,800	8,050
Jay T. McCormack	136,150	7,700
John Najjar	135,800	8,050
Peter J. O’Neal	135,800	8,050
Michael A. Provenzano, Jr.	135,450	8,400
Thomas S. Sayles	136,150	7,700
Michael S. Trask	135,800	8,050
Kenneth Ray Tucker	135,800	8,050
Richard L. Wright	136,150	7,700

Class B Directors	Votes For	Withheld Authority
Darioush Khaledi	381,237	14,270
Douglas A. Nidiffer	389,076	6,431
Mimi R. Song	388,872	6,635
Robert E. Stiles	389,082	6,425

2.	To approve Non-allocated Earnings Program

Votes For	Votes Against	Withheld Authority
114,100	14,000	16,450

ITEM 5.	OTHER INFORMATION

None.

ITEM 6.	EXHIBITS

(a)	Exhibits

3.1

Amended and Restated Articles of Incorporation of the Registrant, as amended (incorporated by reference to Exhibit 3.1 to the Registrant’s Quarterly Report on Form 10-Q for the quarterly period ended on March 29, 2008, filed on May 13, 2008).

3.2	Bylaws of the Registrant, as amended (incorporated by reference to Exhibit 3.2 to the Registrant’s Annual Report on Form 10-K for the fiscal year ended September 29, 2007, filed on December 14, 2007).

10.39.9*(**)	Amendment No. 9 to the Unified Grocers, Inc. Employee Savings Plan, amended as of May 10, 2010.

10.40.10*(**)	Amendment No. 10 to the Unified Grocers, Inc. Employees’ Sheltered Savings Plan, amended as of May 10, 2010.

10.41.5*(**)	Amendment to the Cash Balance Retirement Plan for Employees of Associated Grocers, Inc. (predecessor-in-interest to the Registrant), amended as of May 10, 2010.

10.68*

First Amendment of Industrial Real Estate Lease Agreement by and between 3301 South Norfolk, LLC., as Landlord, and Unified Western Grocers, Inc., as assigned by Associated Grocers, Inc., as Tenant, under Industrial Real Estate Lease Agreement dated April 19, 2007.

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

Dated: May 14, 2010