Form 10-Q
period 2010-07-03
UNIFIED GROCERS, INC.
filed 2010-08-17
CIK 320431

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED JULY 3, 2010

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

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date. As of July 31, 2010, the number of shares outstanding was:

Class A: 171,150 shares; Class B: 451,714 shares; Class C: 15 shares; Class E: 251,808 shares

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS (UNAUDITED)

Unified Grocers, Inc. and Subsidiaries

Consolidated Condensed Balance Sheets – Unaudited

(dollars in thousands)

	July 3, 2010	October 3, 2009
Assets

Current assets:
Cash and cash equivalents	$11,411	$10,942
Accounts and current portion of notes receivable, net of allowances of $2,908 and $3,456 at July 3, 2010 and October 3, 2009, respectively	213,102	195,607
Inventories	222,519	257,947
Prepaid expenses and other current assets	15,624	11,053
Deferred income taxes	10,165	10,165

Total current assets	472,821	485,714
Properties and equipment, net	188,599	197,759
Investments	89,579	87,573
Notes receivable, less current portion and net of allowances of $625 and $3 at July 3, 2010 and October 3, 2009, respectively	14,094	13,188
Goodwill	38,997	38,997
Other assets, net	90,670	92,322

Total Assets	$894,760	$915,553

Liabilities and Shareholders’ Equity

Current liabilities:
Accounts payable	$191,818	$213,604
Accrued liabilities	65,938	65,443
Current portion of notes payable	1,896	980
Members’ deposits and estimated patronage dividends	11,099	15,901

Total current liabilities	270,751	295,928
Notes payable, less current portion	220,110	228,422
Long-term liabilities, other	205,401	199,248
Member and Non-Members’ deposits	8,931	5,883
Commitments and contingencies

Shareholders’ equity:
Class A Shares: 500,000 shares authorized, 171,150 and 177,100 shares outstanding at July 3, 2010 and October 3, 2009, respectively	31,669	32,670
Class B Shares: 2,000,000 shares authorized, 451,714 and 469,053 shares outstanding at July 3, 2010 and October 3, 2009, respectively	78,687	81,774
Class E Shares: 2,000,000 shares authorized, 251,808 shares outstanding at both July 3, 2010 and October 3, 2009	25,181	25,181
Retained earnings after elimination of accumulated deficit of $26,976 effective September 28, 2002	79,244	73,182
Receivable from sale of Class A Shares to Members	(1,941)	(2,577)
Accumulated other comprehensive loss	(23,273)	(24,158)

Total shareholders’ equity	189,567	186,072

Total Liabilities and Shareholders’ Equity	$894,760	$915,553

The accompanying notes are an integral part of these statements.

Unified Grocers, Inc. and Subsidiaries

Consolidated Condensed Statements of Earnings – Unaudited

(dollars in thousands)

	Thirteen Weeks Ended		Thirty-Nine Weeks Ended
	July 3, 2010	June 27, 2009	July 3, 2010	June 27, 2009
Net sales	$980,121	$992,491	$2,939,630	$2,989,405
Cost of sales	892,145	906,561	2,674,863	2,717,633
Distribution, selling and administrative expenses	78,521	74,884	233,903	234,106

Operating income	9,455	11,046	30,864	37,666
Interest expense	(2,913)	(2,642)	(8,686)	(8,994)

Earnings before estimated patronage dividends and income taxes	6,542	8,404	22,178	28,672
Estimated patronage dividends	(3,452)	(2,369)	(8,613)	(11,633)

Earnings before income taxes	3,090	6,035	13,565	17,039
Income taxes	(1,800)	(2,147)	(5,520)	(6,838)

Net earnings	$1,290	$3,888	$8,045	$10,201

The accompanying notes are an integral part of these statements.

Unified Grocers, Inc. and Subsidiaries

Consolidated Condensed Statements of Comprehensive Earnings – Unaudited

(dollars in thousands)

	Thirteen Weeks Ended		Thirty-Nine Weeks Ended
	July 3, 2010	June 27, 2009	July 3, 2010	June 27, 2009
Net earnings	$1,290	$3,888	$8,045	$10,201
Other comprehensive earnings, net of income taxes:
Unrealized net holding gain on investments	809	1,153	885	1,928

Comprehensive earnings	$2,099	$5,041	$8,930	$12,129

The accompanying notes are an integral part of these statements.

Unified Grocers, Inc. and Subsidiaries

Consolidated Condensed Statements of Cash Flows – Unaudited

(dollars in thousands)

	Thirty-Nine Weeks Ended
	July 3, 2010	June 27, 2009
Cash flows from operating activities:
Net earnings	$8,045	$10,201
Adjustments to reconcile net earnings to net cash provided by operating activities:
Depreciation and amortization	18,853	18,122
Provision for doubtful accounts	306	340
Loss on sale of properties and equipment	66	11
Deferred income taxes	—	1,420
(Increase) decrease in assets:
Accounts receivable	(16,730)	3,020
Inventories	35,428	20,333
Prepaid expenses and other current assets	(4,571)	(2,703)
Benefit plan assets	(3,733)	(2,655)
Increase (decrease) in liabilities:
Accounts payable	(22,013)	(7,927)
Accrued liabilities	(129)	(5,201)
Long-term liabilities, other	11,053	8,775

Net cash provided by operating activities	26,575	43,736

Cash flows from investing activities:
Purchases of properties and equipment	(5,075)	(7,765)
Purchases of securities and other investments	(11,051)	(10,241)
Proceeds from maturities or sales of securities and other investments	10,551	7,612
Origination of notes receivable	(5,254)	(1,027)
Collection of notes receivable	3,277	3,682
Proceeds from sales of properties and equipment	41	137
Increase in other assets	(3,795)	(2,361)

Net cash utilized by investing activities	(11,306)	(9,963)

Cash flows from financing activities:
Borrowings from short-term notes payable	7,000	—
Borrowings from long-term notes payable	25,000	—
Reduction of short-term notes payable	(7,368)	(1,346)
Reduction of long-term notes payable	(32,067)	(23,220)
Payment of deferred financing fees	(176)	(283)
Decrease in Members’ deposits and estimated patronage dividends	(4,802)	(593)
Class E Share cash dividend	—	(821)
Increase (decrease) in Member and Non-Members’ deposits	3,048	(2,872)
Decrease in receivable from sale of Class A Shares to Members, net	636	820
Repurchase of shares from Members	(6,478)	(8,187)
Issuance of shares to Members	407	623

Net cash utilized by financing activities	(14,800)	(35,879)

Net increase (decrease) in cash and cash equivalents	469	(2,106)
Cash and cash equivalents at beginning of period	10,942	15,849

Cash and cash equivalents at end of period	$11,411	$13,743

Supplemental disclosure of cash flow information:
Cash paid during the period for:
Interest	$8,435	$9,105
Income taxes	$10,263	$9,343

Supplemental disclosure of non-cash items:
Accrued split-dollar life insurance liability – cumulative effect of adoption	$—	$3,269
Capital leases	$39	$445

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

The Company’s banking arrangements allow the Company to fund outstanding checks when presented for payment to the financial institutions utilized by the Company for disbursements. This cash management practice frequently results in total issued checks exceeding the available cash balance at a single financial institution. The Company’s policy is to record its cash disbursement accounts with a cash book overdraft in accounts payable. At July 3, 2010 and October 3, 2009, the Company had book overdrafts of $45.8 million and $56.8 million, respectively, classified in accounts payable and included in cash provided by operating activities.

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

Concentration of credit risk.    The Company’s largest customer, Smart & Final, Inc., a Non-Member customer, and the ten largest Member and Non-Member customers constituted approximately 11% and 44%, respectively, of total net sales for the thirty-nine week period ended July 3, 2010, and approximately 11% and 43%, respectively, of total net sales for the thirty-nine week period ended June 27, 2009. Management believes that receivables are well diversified, and the allowances for doubtful accounts are sufficient to absorb estimated losses.

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

The following table represents the Company’s financial instruments recorded at fair value and the hierarchy of those assets as of July 3, 2010:

(dollars in thousands)
	Level 1	Level 2	Level 3	Total
Money Market	$4,005	$—	$—	$4,005
Mutual Funds	5,579	—	—	5,579
Corporate Securities	—	26,569	—	26,569
Government Securities	8,786	38,357	—	47,143
Municipal Securities	—	2,312	—	2,312

Total	$18,370	$67,238	$—	$85,608

Money market funds are valued based on quoted prices in active markets (level 1 inputs) and are included in cash and cash equivalents in the Company’s consolidated condensed balance sheets. Mutual funds are valued based on information received from a third party. These assets are valued based on quoted prices in active markets (level 1 inputs) and are included in other assets in the Company’s consolidated condensed balance sheets. Corporate securities, consisting of high quality investment grade corporate bonds, and government and municipal securities, consisting of U.S. government and agency obligations, U.S. government treasury securities and U.S. state and municipal bonds, are held by two of our insurance subsidiaries to fund loss reserves. These assets are valued based on information received from a third party pricing service. For assets traded in active markets, the assets are valued at quoted bond market prices (level 1 inputs). For assets traded in inactive markets, the service’s pricing methodology uses observable inputs (such as bid/ask quotes) for identical or similar assets. Assets considered to be similar will have similar characteristics, such as: duration, volatility, prepayment speed, interest rates, yield curves, and/or risk profile and other market corroborated inputs (level 2 inputs). The Company determines the classification of financial asset groups within the fair value hierarchy based on the lowest level of input into each group’s asset valuation. The financial instruments included in the preceding table, other than money market funds and mutual funds discussed above, are included in investments in the Company’s consolidated condensed balance sheets at July 3, 2010.

As discussed in Note 9, “Recently Adopted and Recently Issued Accounting Pronouncements,” the Company adopted Accounting Standards Update No. 2010-06, “Improving Disclosures About Fair Value Measurements” in its second quarter of fiscal year-end 2010. Accounting Standards Update No. 2010-06 added new requirements for: (1) disclosures about transfers of assets and liabilities measured at fair value into and out of Levels 1 and 2 of the fair value measurement hierarchy (effective for the Company’s second quarter of fiscal year-end 2010), and (2) separate disclosures on a gross basis about purchases, sales, issuances, and settlements relating to Level 3

Unified Grocers, Inc. and Subsidiaries

Notes to Consolidated Condensed Financial Statements (Unaudited)—(Continued)

measurements (adoption not required until the Company’s fiscal year-end 2012). Since the Company did not have any transfers into and out of Levels 1 and 2 as of the second quarter ended April 3, 2010, the adoption of Accounting Standards Update No. 2010-06 did not have an impact on the Company’s consolidated condensed financial statements. The Company did not have any transfers into and out of Levels 1 and 2 during the third quarter ended July 3, 2010. Similarly, since the Company does not own any Level 3 financial instruments, the adoption of this required disclosure for fiscal year-end 2012 is not expected to have an impact on the Company’s consolidated financial statements.

Notes payable.    The fair values of borrowings under the Company’s revolving credit facility are estimated to approximate their carrying amounts due to the short maturities of those obligations. The fair values for other notes payable are based primarily on rates currently available to the Company for debt with similar terms and remaining maturities.

The fair value of notes payable, excluding capital leases, was $228.7 million and $237.0 million compared to their carrying value of $221.6 million and $228.0 million at July 3, 2010 and October 3, 2009, respectively.

The methods and assumptions used to estimate the fair values of the Company’s financial instruments at July 3, 2010 and October 3, 2009 were based on estimates of market conditions, estimates using present value and risks existing at that time. These values represent an approximation of possible value and may never actually be realized.

3.    INVESTMENTS

The amortized cost and fair value of investments are as follows:

(dollars in thousands)
July 3, 2010	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Available for sale securities:
Fixed maturity securities:
U.S. Treasury securities and obligations of U.S. government corporations and agencies	$44,000	$3,143	$—	$47,143
Municipal securities	2,194	118	—	2,312
Corporate securities	24,524	2,045	—	26,569

Total fixed maturity securities	70,718	5,306	—	76,024

Total available for sale securities	$70,718	$5,306	$—	76,024

Common stock, at cost				13,555

Total Investments				$89,579

(dollars in thousands)
October 3, 2009	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Available for sale securities:
Fixed maturity securities:
U.S. Treasury securities and obligations of U.S. government corporations and agencies	$40,026	$2,312	$(2)	$42,336
Municipal securities	1,719	97	—	1,816
Corporate securities	28,470	1,521	(129)	29,862

Total fixed maturity securities	70,215	3,930	(131)	74,014

Total available for sale securities	$70,215	$3,930	$(131)	74,014

Common stock, at cost				13,559

Total Investments				$87,573

Unified Grocers, Inc. and Subsidiaries

Notes to Consolidated Condensed Financial Statements (Unaudited)—(Continued)

During the interim period ended July 3, 2010 and the fiscal year ended October 3, 2009, the Company did not hold any trading or held-to-maturity securities.

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

At October 3, 2009, unrealized losses on the Company’s investments in fixed maturity securities were caused by interest rate increases rather than credit quality. At July 3, 2010, none of the Company’s investments in fixed maturity securities have an unrealized loss position.

Available for sale fixed maturity securities are due as follows:

(dollars in thousands)
July 3, 2010	Amortized Cost	Fair Value
Due in one year or less	$711	$732
Due after one year through five years	13,750	14,926
Due after five years through ten years	16,633	17,889
Due after ten years	39,624	42,477

	$70,718	$76,024

(dollars in thousands)
October 3, 2009	Amortized Cost	Fair Value
Due in one year or less	$1,929	$1,942
Due after one year through five years	13,749	14,729
Due after five years through ten years	15,899	16,598
Due after ten years	38,638	40,745

	$70,215	$74,014

Expected maturities will differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties. Corporate mortgage-backed securities are shown as being due at their average expected maturity dates.

Amounts reported as “due in one year or less” are included in long-term investments, as the Company’s insurance subsidiaries are required to maintain investments in support of regulatory deposit requirements. Hence, investments with maturities less than one year maintained in support of this long-term commitment are generally sold to repurchase investments with longer maturities. As these investments continue to support a long-term commitment obligation related to insurance reserves, the Company classifies such amounts as long-term. At July 3, 2010 and October 3, 2009, the long-term portion of the related insurance reserves of $38.3 million and $37.6 million, respectively, are included in long-term liabilities, other in the Company’s consolidated condensed balance sheets.

Investments carried at fair values of $40.8 million and $36.1 million at July 3, 2010 and October 3, 2009 (which include zero and $1.0 million recorded in cash and cash equivalents), respectively, are maintained in support of regulatory deposit requirements ($36.6 million and $33.4 million in direct deposit of securities at July 3, 2010 and October 3, 2009, respectively) in compliance with statutory regulations. Investments with fair values of $6.9 million and $6.5 million at July 3, 2010 and October 3, 2009 (which include $0.1 million and $0.5 million recorded in cash and cash equivalents), respectively, are on deposit with regulatory authorities in compliance with statutory

Unified Grocers, Inc. and Subsidiaries

Notes to Consolidated Condensed Financial Statements (Unaudited)—(Continued)

regulations. Investments with fair values of $2.2 million and $3.6 million at July 3, 2010 and October 3, 2009 (which include $0.1 million and $0.2 million recorded in cash and cash equivalents), respectively, are on deposit in compliance with collateral requirements on reinsurance arrangements.

Net investment income is summarized as follows:

(dollars in thousands)
	Thirteen Weeks Ended		Thirty-Nine Weeks Ended
	July 3, 2010	June 27, 2009	July 3, 2010	June 27, 2009
Fixed maturity securities	$1,066	$1,008	$3,040	$2,768
Cash and cash equivalents	—	—	1	(10)

	1,066	1,008	3,041	2,758
Less: investment expenses	(69)	(101)	(211)	(301)

	$997	$907	$2,830	$2,457

Equity securities held by the Company that do not have readily determinable fair values are accounted for using the cost or equity methods of accounting. The Company evaluated its investments in equity securities for impairment as of July 3, 2010, and the Company did not consider any of these equity securities to be impaired, other than the temporary impairment of the Company’s investment in National Consumer Cooperative Bank (“NCB”) as described below.

The Company held investments in Western Family Holding Company (“Western Family”) common stock of $9.5 million at both July 3, 2010 and October 3, 2009. Western Family is a private cooperative located in Oregon from which the Company purchases food and general merchandise products. The investment represents approximately a 22% ownership interest at both July 3, 2010 and October 3, 2009. The Company’s ownership percentage in Western Family is based, in part, on the volume of purchases transacted with Western Family. The investment is accounted for using the equity method of accounting.

The Company’s finance subsidiary, Grocers Capital Company (“GCC”), has an investment in NCB, which operates as a cooperative and therefore its borrowers are required to own its Class B stock. The investment in the Class B common stock of NCB aggregated $4.1 million at both July 3, 2010 and October 3, 2009. For the fiscal period ended July 3, 2010 and the fiscal year ended October 3, 2009, no cash dividend income was received.

As described in recent filings with the SEC, NCB was in default under its senior note purchase agreement and its revolving credit facility (the “Debt Agreements”) due to a violation of certain financial covenants. The covenant violations were primarily a result of increased loan loss provisions and charge-offs, principally related to a small number of borrowers experiencing pronounced financial difficulties, including some borrowers that have filed for bankruptcy. On February 23, 2010, NCB amended its Debt Agreements to, amongst other provisions, extend through December 15, 2010 (the “Maturity Date”), waivers and modifications that have been in place since August 14, 2009 under applicable forbearance agreements, principally with respect to certain financial covenants breached as a result of increased loan loss provisions and charge-offs. As described in NCB’s Quarterly Report on Form 10-Q filed on August 13, 2010, NCB was not required to fully repay these obligations by June 30, 2010, but if it failed to do so, it was required to pay, and subsequently did pay, a fee based on the outstanding debt balance. As of June 30, 2010, NCB reported it was in full compliance and expects to remain in full compliance with the remaining financial covenants through the Maturity Date and expects to repay the remaining amounts due on or before the Maturity Date. In the event that NCB is ultimately unable to refinance or otherwise meet its amortization obligations under the amended Debt Agreements, the lenders and the noteholders have the right to call and demand immediate repayment of any and all amounts due.

These factors, as outlined in the preceding paragraph, which contributed to NCB’s recent financial losses, led Unified’s management to conclude that the Company’s investment in NCB became impaired in the fourth quarter of

Unified Grocers, Inc. and Subsidiaries

Notes to Consolidated Condensed Financial Statements (Unaudited)—(Continued)

fiscal 2009. The Company believes the impairment and decline to be temporary based on NCB’s current liquidity position, NCB’s plan to address its debt burden, NCB’s reported compliance with the terms of the amended Debt Agreements, and Unified’s ability and intention to hold these investments until recovery of their carrying value. The Company will continue to monitor NCB’s compliance with its amended Debt Agreements and evaluate the fair value of its investment. If current conditions do not improve or deteriorate further, the Company may be required to record impairment charges to operating expense in future periods.

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

Management identifies segments based on the information monitored by the Company’s chief operating decision-makers to manage the business and, accordingly, has identified the following two reportable segments:

•

The Wholesale Distribution segment includes the results of operations from the sale of groceries and general merchandise products to both Members and Non-Members, including a broad range of branded and corporate brand products in nearly all the categories found in a typical supermarket, including dry grocery, frozen food, deli, meat, dairy, eggs, produce, bakery, ethnic, gourmet, specialty foods, natural & organic products, and general merchandise and health and beauty care products. Support services (other than insurance and financing), including promotional planning, retail technology, equipment purchasing services and real estate services, are reported in our Wholesale Distribution segment. As of, and for the thirty-nine weeks ended, July 3, 2010, the Wholesale Distribution segment collectively represents approximately 99% of the Company’s total net sales and 86% of total assets.

Non-perishable products consist primarily of dry grocery, frozen food, deli, ethnic, gourmet, specialty foods, natural & organic products, general merchandise and health and beauty care. They also include (1) retail support services and (2) products and shipping services provided to Non-Member customers through Unified International, Inc. Perishable products consist primarily of service deli, service bakery, meat, eggs, produce, bakery, and dairy. Net sales within the Wholesale Distribution segment include $2.105 billion and $2.177 billion, or 71.9% and 73.1% of total Wholesale Distribution segment net sales for the thirty-nine weeks ended July 3, 2010 and June 27, 2009, respectively, attributable to sales of non-perishable products, and $823.6 million and $802.5 million, or 28.1% and 26.9% of total Wholesale Distribution segment net sales for the thirty-nine weeks ended July 3, 2010 and June 27, 2009, respectively, attributable to sales of perishable products. Net sales within the Wholesale Distribution segment include $685.8 million and $717.8 million, or 70.2% and 72.6% of total Wholesale Distribution segment net sales for the thirteen weeks ended July 3, 2010 and June 27, 2009, respectively, attributable to sales of non-perishable products, and $290.6 million and $270.8 million, or 29.8% and 27.4% of total Wholesale Distribution segment net sales for the thirteen weeks ended July 3, 2010 and June 27, 2009, respectively, attributable to sales of perishable products. Wholesale Distribution segment net sales also include revenues attributable to the Company’s retail support services, which comprise less than 1% of total Wholesale Distribution segment net sales, for each of the foregoing respective periods.

•

The Insurance segment includes the results of operations for the Company’s three insurance subsidiaries (Unified Grocers Insurance Services, Springfield Insurance Company and Springfield Insurance Company, Ltd.). These subsidiaries provide insurance and insurance-related products, including workers’

Unified Grocers, Inc. and Subsidiaries

Notes to Consolidated Condensed Financial Statements (Unaudited)—(Continued)

compensation and liability insurance policies, to both the Company and its Member and Non-Member customers. Unified Grocers Insurance Services is an insurance agency that places business with insurance carriers, both non-affiliated and Springfield Insurance Company. Springfield Insurance Company, Ltd. is a captive re-insurer for Springfield Insurance Company. Unified Grocers Insurance Services is a licensed insurance agency in Alaska, Arizona, California, Idaho, New Mexico, Nevada, Oregon, Texas, Washington and Utah. Springfield Insurance Company is a licensed insurance carrier in Arizona, California, Colorado, Idaho, Montana, New Mexico, Nevada, Oregon, Texas, Washington, Wyoming and Utah. Springfield Insurance Company, Ltd. is a licensed insurance carrier in the Commonwealth of Bermuda. As of, and for the thirty-nine weeks ended, July 3, 2010, the Company’s Insurance segment collectively accounts for approximately 1% of the Company’s total net sales and 12% of total assets.

The “All Other” category includes the results of operations for the Company’s other support businesses, including its finance subsidiary, whose services are provided to a common customer base, none of which individually meets the quantitative thresholds of a reportable segment. As of, and for the thirty-nine weeks ended, July 3, 2010, the “All Other” category collectively accounts for less than 1% of the Company’s total net sales and 2% of total assets.

Information about the Company’s operating segments is summarized below.

(dollars in thousands)

	Thirteen Weeks Ended		Thirty-Nine Weeks Ended
	July 3, 2010	June 27, 2009	July 3, 2010	June 27, 2009
Net sales
Wholesale distribution	$976,449	$988,665	$2,928,602	$2,979,234
Insurance	6,752	6,935	20,555	19,414
All other	247	221	724	730
Inter-segment eliminations	(3,327)	(3,330)	(10,251)	(9,973)

Total net sales	$980,121	$992,491	$2,939,630	$2,989,405

Operating income
Wholesale distribution	$8,263	$9,974	$29,213	$34,092
Insurance	1,179	1,104	1,642	3,574
All other	13	(32)	9	—

Total operating income	9,455	11,046	30,864	37,666

Interest expense	(2,913)	(2,642)	(8,686)	(8,994)
Estimated patronage dividends	(3,452)	(2,369)	(8,613)	(11,633)
Income taxes	(1,800)	(2,147)	(5,520)	(6,838)

Net earnings	$1,290	$3,888	$8,045	$10,201

Depreciation and amortization
Wholesale distribution	$6,229	$6,273	$18,763	$17,999
Insurance	56	36	85	118
All other	2	2	5	5

Total depreciation and amortization	$6,287	$6,311	$18,853	$18,122

Capital expenditures
Wholesale distribution	$1,330	$2,598	$4,862	$7,757
Insurance	152	8	213	8
All other	—	—	—	—

Total capital expenditures	$1,482	$2,606	$5,075	$7,765

Identifiable assets at July 3, 2010 and June 27, 2009
Wholesale distribution	$765,376	$762,969	$765,376	$762,969
Insurance	108,197	89,350	108,197	89,350
All other	21,187	18,110	21,187	18,110

Total identifiable assets	$894,760	$870,429	$894,760	$870,429

Unified Grocers, Inc. and Subsidiaries

Notes to Consolidated Condensed Financial Statements (Unaudited)—(Continued)

5.    SHAREHOLDERS’ EQUITY

During the thirty-nine week period ended July 3, 2010, the Company issued 1,400 Class A Shares with an issue value of $0.4 million and redeemed 7,350 Class A Shares with a redemption value of $2.1 million. The Company also redeemed 17,339 Class B Shares with a redemption value of $4.4 million during the thirty-nine week period ended July 3, 2010.

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

The Company also sponsors an Executive Salary Protection Plan (“ESPP”) that provides supplemental post-termination retirement income based on each participant’s salary and years of service as an officer of the Company. Funds are held in a rabbi trust for the ESPP consisting primarily of life insurance policies reported at cash surrender value and mutual fund assets consisting of various publicly-traded mutual funds reported at estimated fair value based on quoted market prices. In accordance with ASC Topic 710, “Compensation – General,” the assets and liabilities of a rabbi trust must be accounted for as if they are assets and liabilities of the Company. In addition, all earnings and expenses of the rabbi trust are reported in the Company’s consolidated condensed statement of earnings. The cash surrender value of such life insurance policies aggregated $14.7 million and $14.5 million at July 3, 2010 and October 3, 2009, respectively, and are included in other assets in the Company’s consolidated condensed balance sheets. Mutual funds reported at their estimated fair value of $5.6 million and $5.5 million at July 3, 2010 and October 3, 2009, respectively, are included in other assets in the Company’s consolidated condensed balance sheets. The related accrued benefit cost (representing the Company’s benefit obligation to participants) of $32.8 million and $29.2 million at July 3, 2010 and October 3, 2009, respectively, is recorded in long-term liabilities, other in the Company’s accompanying consolidated condensed balance sheets. The assets held in the rabbi trust are not available for general corporate purposes. The rabbi trust is subject to creditor claims in the event of insolvency. The trust assets are excluded from ESPP plan assets as they do not qualify as plan assets under ASC Topic 715, “Compensation – Retirement Benefits” (“ASC Topic 715”).

The Company sponsors other postretirement benefit plans that cover non-union employees and provides unused sick leave benefits for certain eligible non-union and union employees. Those plans are not funded.

Unified Grocers, Inc. and Subsidiaries

Notes to Consolidated Condensed Financial Statements (Unaudited)—(Continued)

The components of net periodic cost for pension and other postretirement benefits for the respective thirteen and thirty-nine weeks ended July 3, 2010 and June 27, 2009 consist of the following:

(dollars in thousands)

	Pension Benefits				Other Postretirement Benefits
	Thirteen Weeks Ended		Thirty-Nine Weeks Ended		Thirteen Weeks Ended		Thirty-Nine Weeks Ended
	July 3, 2010	June 27, 2009	July 3, 2010	June 27, 2009	July 3, 2010	June 27, 2009	July 3, 2010	June 27, 2009
Service cost	$1,706	$1,345	$5,117	$4,035	$433	$372	$1,299	$1,116
Interest cost	2,990	2,930	8,970	8,790	659	791	1,977	2,373
Expected return on plan assets	(2,747)	(2,660)	(8,242)	(7,980)	—	—	—	—
Amortization of prior service cost (credit)	63	63	189	189	(118)	(118)	(354)	(354)
Recognized actuarial loss (gain)	877	96	2,633	288	(67)	(115)	(202)	(345)

Net periodic cost	$2,889	$1,774	$8,667	$5,322	$907	$930	$2,720	$2,790

The Company’s funding policy is to make contributions to the Unified Cash Balance Plan in amounts that are at least sufficient to meet the minimum funding requirements of applicable laws and regulations, but no more than amounts deductible for federal income tax purposes. The Company expects to make estimated contributions to the Unified Cash Balance Plan totaling $6.4 million during fiscal 2010, which is comprised of $3.3 million for the 2010 plan year and $3.1 million for the 2009 plan year. At its discretion, the Company may contribute in excess of these amounts. The Company contributed $1.6 million and $2.1 million to the Unified Cash Balance Plan during the thirty-nine weeks ended July 3, 2010 for the 2010 and 2009 plan years, respectively.

Additionally, at the beginning of fiscal 2010, the Company expected to contribute $0.4 million to the ESPP to fund projected benefit payments to participants for the 2010 plan year. The Company contributed $0.2 million to the ESPP during the thirty-nine weeks ended July 3, 2010 to fund benefit payments to participants for the 2010 plan year.

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

A new member was elected to the Company’s Board of Directors (the “Board”) at the Company’s annual meeting of shareholders held on February 23, 2010. This new Board member is affiliated with a Member of the Company; therefore, certain transactions with this Member are now considered related party transactions. At July 3, 2010, the Company had the following transactions with an affiliated Member of this new director of the Company: (1) lease guarantees for total rents of $7.8 million with expiration dates through 2023, and (2) a supply agreement expiring in 2012.

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

9.     RECENTLY ADOPTED AND RECENTLY ISSUED ACCOUNTING PRONOUNCEMENTS

In July 2010, the FASB issued Accounting Standards Update (“ASU”) No. 2010-20, “Disclosures about the Credit Quality of Financing Receivables and the Allowance for Credit Losses” (“ASU No. 2010-20”). ASU No. 2010-20 amends ASC Topic 310-10-50, “Receivables – Overall – Disclosure” by requiring that more information be disclosed to facilitate financial statement users’ evaluation of (i) the nature of credit risk inherent in an entity’s portfolio of financing receivables, (ii) how that risk is analyzed and assessed in arriving at the allowance for credit losses, and (iii) the changes and reasons for those changes in the allowance for credit losses. The amendments in ASU No. 2010-20 affect all entities with financing receivables, excluding short-term trade accounts receivable or receivables measured at fair value or lower of cost or fair value. A company will need to disaggregate new and existing disclosure based on how it develops its allowance for credit losses related to financing receivables and how it manages credit exposures. Disclosures must be disaggregated by portfolio segment, the level at which an entity develops and documents a systematic method for determining its allowance for credit losses, and class of financing receivable, which is generally a disaggregation of portfolio segment. The required disclosures include, among other things, a rollforward of the allowance for credit losses as well as information about modified, impaired, non-accrual and past due loans and credit quality indicators. For public entities, ASU No. 2010-20 requires certain disclosures as of the end of a reporting period effective for periods ending on or after December 15, 2010. Accordingly, the Company will adopt such requirements as of the end of its first quarter of fiscal 2011. Other required disclosures about activity that occurs during a reporting period are effective for periods beginning on or after December 15, 2010. Accordingly, the Company will adopt such requirements effective beginning with its second quarter of fiscal 2011. The Company is currently evaluating the impact of ASU No. 2010-20 on its financial statement disclosures.

In February 2010, the FASB issued ASU No. 2010-09, “Subsequent Events: Amendments to Certain Recognition and Disclosure Requirements” (“ASU No. 2010-09”), an amendment to ASC Topic 855, “Subsequent Events.” ASU No. 2010-09 amends ASC Topic 855 to remove the requirement for an SEC filer to disclose the date through which subsequent events have been evaluated in both issued and revised financial statements. The guidance in ASU No. 2010-09 became effective upon issuance. Accordingly, the Company adopted ASU No. 2010-09 in its second quarter of fiscal year-end 2010. The adoption of ASU No. 2010-09 did not have an impact on the Company’s consolidated condensed financial statements.

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

Unified Grocers, Inc. and Subsidiaries

Notes to Consolidated Condensed Financial Statements (Unaudited)—(Continued)

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

Additionally, wage increases occur as a result of negotiated labor contracts and adjustments for non-represented employees. Wage increases primarily occur in September for negotiated labor contracts. Wage increases for non-represented employees typically occur in December. However, most non-represented employees did not receive wage increases in December 2009. We continually focus attention on initiatives aimed at improving business processes and managing costs.

The majority of Unified’s investments (approximately 85%) are held by two of our insurance subsidiaries, and include U.S. government and agency obligations, high quality investment grade corporate bonds, U.S. government treasury securities and U.S. state and municipal securities. These investments are generally not actively traded and are valued based upon inputs including quoted prices for identical or similar assets. Approximately 11% of our investments are held by our Wholesale Distribution segment, which consists primarily of Western Family Holding Company (“Western Family”) common stock. Western Family is a private cooperative located in Oregon from which Unified purchases food and general merchandise products. Approximately 4% of our investments are held by our other support businesses and consists of an investment by the Company’s finance subsidiary in National Consumer Cooperative Bank (“NCB”). NCB operates as a cooperative and therefore its borrowers are required to own its Class B stock. See Note 3 of “Notes to Consolidated Condensed Financial Statements” in Item 1. “Financial Statements” for additional discussion regarding NCB.

Life insurance and mutual fund assets with values tied to the equity markets have been impacted by overall market conditions during the thirty-nine weeks ended July 3, 2010 and June 27, 2009. Although net earnings and net comprehensive earnings experienced a decrease corresponding to the decline in life insurance and mutual fund assets, respectively, during the thirty-nine weeks ended July 3, 2010 and June 27, 2009, the decline in such assets is deemed by management to be temporary in nature.

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

Sales Activities and Recent Developments

Consolidated net sales decreased $12.4 million, or 1.2%, to $980.1 million for the thirteen weeks ended July 3, 2010 as compared to $992.5 million for the thirteen weeks ended June 27, 2009. Our net sales for the Wholesale Distribution segment decreased $12.2 million, or 1.2%, for the comparable thirteen-week periods ended July 3, 2010 and June 27, 2009 due to the general decline in economic conditions. Net sales in our Insurance segment decreased $0.2 million for the comparable thirteen-week periods.

We experienced an overall net sales decrease of $49.8 million, or 1.7%, for the thirty-nine weeks ended July 3, 2010 (the “2010 Period”) as compared to the thirty-nine week period ended June 27, 2009 (the “2009 Period”). Our Wholesale Distribution segment decreased $50.6 million, or 1.7%, in the 2010 Period compared to the 2009 Period. This decrease is due to the general decline in economic conditions.

Net sales in our Insurance segment increased $0.8 million, or 8.5%, in the 2010 Period versus the 2009 Period. Net sales in our All Other business activities remained stable in the 2010 Period compared to the 2009 Period.

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

	Thirteen Weeks Ended		% Change Thirteen Weeks	Thirty-Nine Weeks Ended		% Change Thirty-nine Weeks
Fiscal Period Ended	July 3, 2010	June 27, 2009		July 3, 2010	June 27, 2009
Net sales	100.0%	100.0%	(1.2)%	100.0%	100.0%	(1.7)%
Cost of sales	91.0	91.3	(1.6)	91.0	90.9	(1.6)
Distribution, selling and administrative expenses	8.0	7.6	4.9	8.0	7.8	(0.1)
Operating income	1.0	1.1	(14.4)	1.0	1.3	(18.1)
Interest expense	(0.3)	(0.3)	10.3	(0.3)	(0.3)	(3.4)
Estimated patronage dividends	(0.3)	(0.2)	45.7	(0.3)	(0.4)	(26.0)
Income taxes	(0.2)	(0.2)	(16.2)	(0.2)	(0.3)	(19.3)
Net earnings	0.2%	0.4%	(66.8)%	0.2%	0.3%	(21.1)%

THIRTEEN-WEEK PERIOD ENDED JULY 3, 2010 (“2010 PERIOD”) COMPARED TO THE THIRTEEN-WEEK PERIOD ENDED JUNE 27, 2009 (“2009 PERIOD”)

Overview of the 2010 Period.    Our consolidated operating income decreased $1.6 million to $9.5 million in the 2010 Period compared to $11.1 million in the 2009 Period.

The overall decrease in operating income is summarized in our operating segments and other business activities as follows:

•

Wholesale Distribution Segment:    The Wholesale Distribution segment’s operating income decreased $1.7 million to $8.3 million in the 2010 Period compared to $10.0 million in the 2009 Period. This decrease in earnings was primarily due to higher costs associated with investment activities and increased pension expense.

•

Insurance Segment:    Operating income increased $0.1 million in our Insurance segment to $1.2 million in the 2010 Period compared to income of $1.1 million in the 2009 Period. The improvement is primarily due to reductions in loss reserves that were partially offset by higher administrative expenses.

•	All Other: Operating income was insignificant for the 2010 and 2009 Periods. All Other business activities primarily consist of activities conducted through our finance subsidiary.

The following tables summarize the performance of each business segment for the 2010 and 2009 Periods.

Wholesale Distribution Segment

(dollars in thousands)

	Thirteen Weeks Ended July 3, 2010		Thirteen Weeks Ended June 27, 2009
	Amounts in 000’s	Percent to Net Sales	Amounts in 000’s	Percent to Net Sales	Difference
Gross sales	$976,449	—	$988,665	—	$(12,216)
Inter-segment eliminations	—	—	—	—	—

Net sales	976,449	100.0%	988,665	100.0%	(12,216)
Cost of sales	891,693	91.3	905,680	91.6	(13,987)
Distribution, selling and administrative expenses	76,493	7.8	73,011	7.4	3,482

Operating income	$8,263	0.9%	$9,974	1.0%	$(1,711)

Insurance Segment

(dollars in thousands)

	Thirteen Weeks Ended July 3, 2010		Thirteen Weeks Ended June 27, 2009
	Amounts in 000’s	Percent to Net Sales	Amounts in 000’s	Percent to Net Sales	Difference
Gross sales – premiums earned	$6,752	—	$6,935	—	$(183)
Inter-segment eliminations	(3,263)	—	(3,253)	—	(10)

Net sales – premiums earned	3,489	100.0%	3,682	100.0%	(193)
Cost of sales – underwriting expenses	452	13.0	881	23.9	(429)
Selling and administrative expenses	1,858	53.3	1,697	46.1	161

Operating income	$1,179	33.7%	$1,104	30.0%	$75

All Other

(dollars in thousands)

	Thirteen Weeks Ended July 3, 2010		Thirteen Weeks Ended June 27, 2009
	Amounts in 000’s	Percent to Net Sales	Amounts in 000’s	Percent to Net Sales	Difference
Gross sales	$247	—	$221	—	$26
Inter-segment eliminations	(64)	—	(77)	—	13

Net sales	183	100.0%	144	100.0%	39
Selling and administrative expenses	170	92.9	176	122.2	(6)

Operating income (loss)	$13	7.1%	$(32)	(22.2)%	$45

Net sales.    Consolidated net sales decreased $12.4 million, or 1.2%, to $980.1 million in the 2010 Period compared to $992.5 million for the 2009 Period. Factors impacting net sales are as follows:

•

Wholesale Distribution Segment:    Net Wholesale Distribution sales decreased $12.2 million to $976.5 million in the 2010 Period compared to $988.7 million for the 2009 Period. Significant components of this decrease are summarized below.

Continuing Customers

•

Net sales to customers that continued to purchase from Unified decreased by approximately $17.0 million. Net sales increased by approximately $11.8 million due to the week preceding the Fourth of July occurring in the third quarter of fiscal 2010 compared to the fourth quarter of fiscal 2009. This increase was offset by a decrease of approximately $5.2 million due to the week leading up to Easter occurring in the second quarter in fiscal 2010 compared to occurring in the third quarter of fiscal 2009. Excluding these factors, net sales would have declined $23.6 million due to the general decline in economic conditions.

New Customers

•	During the 2010 Period, we began supplying new customers and customers that were previously served by competitors, resulting in a $5.8 million increase in net sales.

Discontinued Customers

•	Net sales to other customers in the 2009 Period that discontinued business with us and began purchasing their products from competitors were $1.0 million.

•	Insurance Segment: Net sales, consisting principally of premium revenues, decreased $0.2 million to $3.5 million in the 2010 Period compared to $3.7 million for the 2009 Period.

•	All Other: Net sales were consistent at $0.1 million in the 2010 and 2009 Periods.

Cost of sales (including underwriting expenses).    Consolidated cost of sales was $892.1 million for the 2010 Period and $906.6 million for the 2009 Period and comprised 91.0% and 91.3% of consolidated net sales for the 2010 and 2009 Periods, respectively. Factors impacting cost of sales are as follows:

•

Wholesale Distribution Segment:    Cost of sales decreased by $14.0 million to $891.7 million in the 2010 Period compared to $905.7 million in the 2009 Period. As a percentage of net wholesale sales, cost of sales was 91.3% and 91.6% for the 2010 and 2009 Periods, respectively.

•

Vendor related activity contributed to a 0.3% decrease in cost of sales as a percent of net wholesale sales in the 2010 Period compared to the 2009 Period. The decrease is primarily driven by a change in vendor marketing activities. Our vendors and brokers are continually evaluating their go-to-market strategies to effectively promote their products. Changes in their strategies could have a favorable or unfavorable impact on our financial performance. See “Critical Accounting Policies and Estimates – Vendor Funds” discussed in Part II, Item 7. “Management’s Discussion and Analysis of Financial Condition and Results of Operations” of the Company’s Annual Report on Form 10-K for the year ended October 3, 2009.

•

Insurance Segment:    Cost of sales primarily consists of claims loss and loss adjustment expenses, underwriting expenses, commissions, premium taxes and regulatory fees. Cost of sales decreased $0.5 million from $0.9 million in the 2009 Period to $0.4 million in the 2010 Period. The decrease in cost of sales in the 2010 Period is primarily due to a $0.5 million reduction in loss reserves in the 2010 Period based on improved loss experience for earlier periods. Additionally, the cost of insurance and the adequacy of loss reserves are impacted by actuarial estimates based on a detailed analysis of health care cost trends, mortality rates, claims history, demographics and industry trends. As a result, the amount of loss reserves and future expenses is significantly affected by these variables and may significantly change, depending on the cost of providing benefits and the results of further legislative action. See additional discussion related to insurance reserves under “Risk Factors – Our insurance reserves may be inadequate if unexpected losses occur.”

Distribution, selling and administrative expenses.    Consolidated distribution, selling and administrative expenses were $78.5 million in the 2010 Period compared to $74.9 million in the 2009 Period, reflecting an increase of $3.6 million, and comprised 8.0% and 7.6% of net sales for the 2010 and 2009 Periods, respectively. Factors impacting distribution, selling and administrative expenses are as follows:

•

Wholesale Distribution Segment:    Distribution, selling and administrative expenses increased $3.4 million to $76.4 million in the 2010 Period compared to $73.0 million in the 2009 Period, and comprised 7.8% and 7.4% of net wholesale sales for the 2010 and 2009 Periods, respectively.

•

Insurance Expense (other than Workers’ Compensation):    During the 2010 Period, we experienced net insurance expense increases of $2.9 million, or 0.3% as a percent of net wholesale sales. This increase includes a $2.8 million decline in the cash surrender value of our life insurance policy assets, which are held in a rabbi trust to support post-termination retirement benefits and are not available for general corporate purposes. The changes in our policy assets are a result of changes in the fair value of the underlying securities, which are highly concentrated in U.S. equity markets and priced based on readily determinable market values.

•

Pension and Postretirement Expense:    Pension and postretirement expenses for our employees, primarily related to our non-union benefit plans, increased by $1.1 million, or 0.1% as a percent of net wholesale sales. The increase is due primarily to a reduction from 7.0% to 5.75% in the discount rate used to determine pension and postretirement plan liabilities, along with a lower-than-expected return on the asset portfolio of the cash balance plan resulting from the overall decline in market conditions during the two previous fiscal years.

•

Other Expense Changes:    General expenses decreased $0.6 million due primarily to the Company’s continued focus on cost containment, but remained consistent as a percent of net wholesale sales due to the leveraging effect of reduced sales.

•

Insurance Segment:    Selling and administrative expenses for the Insurance segment were $1.9 million and $1.7 million in the 2010 and 2009 Periods, respectively. During the 2010 Period, we implemented a new policy management system. The increase in expense resulted from on-going software maintenance and depreciation costs associated with the new system.

•	All Other: Selling and administrative expenses for our All Other business activities were $0.2 million in both the 2010 and 2009 Periods.

Interest.    Interest expense increased $0.3 million to $2.9 million in the 2010 Period compared to $2.6 million in the 2009 Period and comprised 0.3% of consolidated net sales for both the 2010 and 2009 Periods. Factors impacting interest expense are as follows:

•	Interest expense on our primary debt instruments (as described below) increased $0.2 million to $2.6 million in the 2010 Period compared to $2.4 million in the 2009 Period.

•

Weighted Average Borrowings:    Interest expense decreased marginally from the 2009 Period as a result of lower outstanding debt. Weighted average borrowings decreased by $3.6 million primarily due to reduced inventory levels.

•

Interest Rates:    Interest expense increased $0.2 million from the 2009 Period due to an increase in our effective borrowing rate. Our effective borrowing rate for the combined primary debt, made up of the revolving lines of credit for Unified and GCC, and senior secured notes, was 4.5% and 4.0% for the 2010 and 2009 Periods, respectively. The rate increase was due to a higher proportion of the senior secured notes in the primary debt. On November 3, 2009, the Company amended its senior note agreement with John Hancock Life Insurance Company to add an additional layer of Tranche C Notes with an aggregate value of $25 million at a fixed rate of 6.82%. The funds were used to reduce borrowings under Unified’s revolving line of credit. See “Outstanding Debt and Other Financing Arrangements” and the Company’s Current Report on Form 8-K filed on November 9, 2009 for additional information.

Borrowings on our revolving credit agreement are subject to market rate fluctuations. A 25 basis point change in the market rate of interest over the period would have resulted in a $0.1 million increase or decrease in corresponding interest expense.

•	Interest expense on our other debt instruments was $0.3 million in the 2010 Period compared to $0.2 million in the 2009 Period.

Estimated patronage dividends.    Estimated patronage dividends for the 2010 Period were $3.5 million, compared to $2.4 million in the 2009 Period. Patronage dividends for the 2010 and 2009 Periods consisted of the patronage earnings from the Company’s three patronage earnings divisions: the California Dairy Division, the Pacific Northwest Dairy Division and the Cooperative Division. For the 2010 and 2009 Periods, respectively, the Company had patronage earnings of $3.0 million and $2.5 million in the California Dairy Division, resulting from increased sales volume, $0.4 million and $0.4 million in the Pacific Northwest Dairy Division and patronage earnings of $0.1 million and a patronage loss of $0.5 million in the Cooperative Division. The relative improvement in the Cooperative Division patronage earnings for the 2010 Period was primarily due to higher vendor related marketing activities, partially offset by higher pension expense. Generally, the patronage loss for the 2009 Period is attributed to the de-leveraging effect of sales volume on fixed expenses. Patronage dividends generated by the Cooperative Division are distributed annually, historically in cash, Class B and Class E Shares (see Part I, Item 1. “Business – Patronage Dividends” of the Company’s Annual Report on Form 10-K for the year ended October 3, 2009 for additional information), while patronage dividends generated by the dairy divisions are paid quarterly (historically in cash).

Income taxes.    The Company’s effective income tax rate was 58.3% for the 2010 Period compared to 35.6% for the 2009 Period. The higher rate for the 2010 Period is due to unfavorable returns on the Company’s corporate-owned life insurance policies. Gains and losses in the value of corporate-owned life insurance are not subject to income taxes.

THIRTY-NINE WEEK PERIOD ENDED JULY 3, 2010 (“2010 PERIOD”) COMPARED TO THE THIRTY-NINE WEEK PERIOD ENDED JUNE 27, 2009 (“2009 PERIOD”)

Overview of the 2010 Period.    Our consolidated operating income decreased $6.8 million to $30.9 million in the 2010 Period compared to $37.7 million in the 2009 Period.

The overall decrease in operating income is summarized in our operating segments and other business activities as follows:

•

Wholesale Distribution Segment:    The Wholesale Distribution segment’s operating income decreased $4.8 million to $29.3 million in the 2010 Period compared to $34.1 million in the 2009 Period. This decline in earnings was primarily due to lower sales, lower inventory holding gains and other vendor related activity, partially offset by decreased operating expenses.

•

Insurance Segment:    Operating income decreased $2.0 million in our Insurance segment to $1.6 million in the 2010 Period compared to $3.6 million in the 2009 Period. The decline was primarily due to recording an estimated reserve for a customer’s fire-related claims loss in the 2010 Period and a reduction in loss reserves in the 2009 Period.

•	All Other: Operating income was insignificant for the 2010 and 2009 Periods. All Other business activities primarily consist of activities conducted through our finance subsidiary.

The following tables summarize the performance of each business segment for the 2010 and 2009 Periods.

Wholesale Distribution Segment

(dollars in thousands)

	Thirty-Nine Weeks Ended July 3, 2010		Thirty-Nine Weeks Ended June 27, 2009
	Amounts in 000’s	Percent to Net Sales	Amounts in 000’s	Percent to Net Sales	Difference
Gross sales	$2,928,602	—	$2,979,234	—	$(50,632)
Inter-segment eliminations	—	—	—	—	—

Net sales	2,928,602	100.0%	2,979,234	100.0%	(50,632)
Cost of sales	2,671,190	91.2	2,716,558	91.2	(45,368)
Distribution, selling and administrative expenses	228,199	7.8	228,584	7.7	(385)

Operating income	$29,213	1.0%	$34,092	1.1%	$(4,879)

Insurance Segment

(dollars in thousands)

	Thirty-Nine Weeks Ended July 3, 2010		Thirty-Nine Weeks Ended June 27, 2009
	Amounts in 000’s	Percent to Net Sales	Amounts in 000’s	Percent to Net Sales	Difference
Gross sales – premiums earned	$20,555	—	$19,414	—	$1,141
Inter-segment eliminations	(10,042)	—	(9,726)	—	(316)

Net sales – premiums earned	10,513	100.0%	9,688	100.0%	825
Cost of sales – underwriting expenses	3,673	35.0	1,075	11.1	2,598
Selling and administrative expenses	5,198	49.4	5,039	52.0	159

Operating income	$1,642	15.6%	$3,574	36.9%	$(1,932)

All Other

(dollars in thousands)

	Thirty-Nine Weeks Ended July 3, 2010		Thirty-Nine Weeks Ended June 27, 2009
	Amounts in 000’s	Percent to Net Sales	Amounts in 000’s	Percent to Net Sales	Difference
Gross sales	$724	—	$730	—	$(6)
Inter-segment eliminations	(209)	—	(247)	—	38

Net sales	515	100.0%	483	100.0%	32
Selling and administrative expenses	506	98.3	483	100.0	23

Operating income	$9	1.7%	$0	0.0%	$9

Net sales.    Consolidated net sales decreased $49.8 million, or 1.7%, to $2.940 billion in the 2010 Period compared to $2.989 billion for the 2009 Period. Factors impacting net sales are as follows:

•

Wholesale Distribution Segment:    Net Wholesale Distribution sales decreased $50.6 million to $2.929 billion in the 2010 Period compared to $2.979 billion for the 2009 Period. Significant components of this decrease are summarized below.

Continuing Customers

•

Net sales to customers that continued to purchase from Unified decreased by approximately $60.8 million. Net sales increased by approximately $11.8 million due to the week preceding the Fourth of July occurring in the third quarter of fiscal 2010 compared to the fourth quarter of fiscal 2009. Without this occurrence, net sales would have declined $72.6 million due to the general decline in economic conditions.

New Customers

•	During the 2010 Period, we began supplying new customers and customers that were previously served by competitors, resulting in a $16.6 million increase in net sales.

Discontinued Customers

•	Net sales to other customers in the 2009 Period that discontinued business with us and began purchasing their products from competitors were $6.4 million.

•

Insurance Segment:    Net sales, consisting principally of premium revenues, increased $0.8 million to $10.5 million in the 2010 Period compared to $9.7 million for the 2009 Period. The growth in premiums related primarily to an increase in the number of policies written.

•	All Other: Net sales were consistent at $0.5 million in the 2010 and 2009 Periods.

Cost of sales (including underwriting expenses).    Consolidated cost of sales was $2.675 billion for the 2010 Period and $2.718 billion for the 2009 Period and comprised 91.0% and 90.9% of consolidated net sales for the 2010 and 2009 Periods, respectively. Factors impacting cost of sales are as follows:

•

Wholesale Distribution Segment:    Cost of sales decreased by $45.4 million to $2.671 billion in the 2010 Period compared to $2.717 billion in the 2009 Period. As a percentage of net wholesale sales, cost of sales was 91.2% for both the 2010 and 2009 Periods.

•	The change in product and customer sales mix resulted in a 0.1% increase in cost of sales as a percent of net wholesale sales in the 2010 Period compared to the 2009 Period.

•

Vendor related activity contributed to a 0.1% decrease in cost of sales as a percent of net wholesale sales in the 2010 Period compared to the 2009 Period. The decrease is primarily driven by a change in vendor marketing activities, partially offset by reduced inventory holding gains (realized upon sale) due to a lack of vendor price increases. Our vendors and brokers are continually evaluating their go-to-market strategies to effectively promote their products. Changes in their strategies could have a favorable or unfavorable impact on our financial performance. See “Critical Accounting Policies and Estimates – Vendor Funds” discussed in Part II, Item 7. “Management’s Discussion and Analysis of Financial Condition and Results of Operations” of the Company’s Annual Report on Form 10-K for the year ended October 3, 2009.

•

Insurance Segment:    Cost of sales primarily consists of claims loss and loss adjustment expenses, underwriting expenses, commissions, premium taxes and regulatory fees. Cost of sales increased $2.6 million from $1.1 million in the 2009 Period to $3.7 million in the 2010 Period. The increase in cost of sales in the 2010 Period resulted from (1) reserves for an insurance claim by a customer for a fire loss in the 2010 Period estimated at $1.1 million, and (2) a change in loss reserves, from a $1.9 decline in reserves in the 2009 Period to a $0.5 million decline in reserves in the 2010 Period, based on improved loss experience for earlier periods. Additionally, the cost of insurance and the adequacy of loss reserves are impacted by actuarial estimates based on a detailed analysis of health care cost trends, mortality rates, claims history, demographics and industry trends. As a result, the amount of loss reserves and future expenses is significantly affected by these variables and may significantly change, depending on the cost of providing benefits and the results of further legislative action. See additional discussion related to insurance reserves under “Risk Factors – Our insurance reserves may be inadequate if unexpected losses occur.”

Distribution, selling and administrative expenses.    Consolidated distribution, selling and administrative expenses were $233.9 million and $234.1 million in the 2010 and 2009 Periods, respectively, and comprised 8.0% and 7.8% of consolidated net sales for the 2010 and 2009 Periods, respectively. Factors impacting distribution, selling and administrative expenses are as follows:

•

Wholesale Distribution Segment:    Distribution, selling and administrative expenses decreased $0.4 million to $228.2 million in the 2010 Period compared to $228.6 million in the 2009 Period, and comprised 7.8% and 7.7% of net wholesale sales for the 2010 and 2009 Periods, respectively.

•

Pension and Postretirement Expense:    Pension and postretirement expenses for our employees, primarily related to our non-union benefit plans, increased by $4.2 million, or 0.2% as a percent of net wholesale sales. The increase is due primarily to a reduction from 7.0% to 5.75% in the discount rate used to determine pension and postretirement plan liabilities, along with a lower-than-expected return on the asset portfolio of the cash balance plan resulting from the overall decline in market conditions during the two previous fiscal years.

•

Other Expense Changes:    General expenses decreased $4.6 million due primarily to the Company’s continued focus on cost containment, but declined only 0.1% as a percent of net wholesale sales, due to the leveraging effect of reduced sales.

•

Insurance Segment:    Selling and administrative expenses for the Insurance segment were $5.2 million and $5.0 million in the 2010 and 2009 Periods, respectively. During the thirteen-week period ended July 3, 2010, we implemented a new policy management system. The increase in expense resulted from on-going software maintenance and depreciation costs associated with the new system.

•	All Other: Selling and administrative expenses for our All Other business activities were $0.5 million in both the 2010 and 2009 Periods.

Interest.    Interest expense decreased $0.3 million to $8.7 million in the 2010 Period compared to $9.0 million in the 2009 Period and comprised 0.3% of consolidated net sales for both the 2010 and 2009 Periods. Factors impacting interest expense are as follows:

•	Interest expense on our primary debt instruments (as described below) decreased $0.3 million to $7.8 million in the 2010 Period compared to $8.1 million in the 2009 Period.

•

Weighted Average Borrowings:    Interest expense decreased by $0.2 million from the 2009 Period as a result of lower outstanding debt. Weighted average borrowings decreased by $7.3 million primarily due to reduced inventory levels.

•

Interest Rates:    Interest expense decreased $0.1 million from the 2009 Period due to a decrease in our effective borrowing rate. Our effective borrowing rate for the combined primary debt, made up of the revolving lines of credit for Unified and GCC, and senior secured notes, was 4.2% and 4.3% for the 2010 and 2009 Periods, respectively, and decreased overall due to a reduction in the base rate on Unified’s revolving line of credit. The rate decrease was partially offset by a rate increase resulting from a higher proportion of the senior secured notes in the primary debt. On November 3, 2009, the Company amended its senior note agreement with John Hancock Life Insurance Company to add an additional layer of Tranche C Notes with an aggregate value of $25 million at a fixed rate of 6.82%. The funds were used to reduce borrowings under Unified’s revolving line of credit. See “Outstanding Debt and Other Financing Arrangements” and the Company’s Current Report on Form 8-K filed on November 9, 2009 for additional information.

Borrowings on our revolving credit agreement are subject to market rate fluctuations. A 25 basis point change in the market rate of interest over the period would have resulted in a $0.3 million increase or decrease in corresponding interest expense.

•	Interest expense on our other debt instruments was $0.9 million for both the 2010 and 2009 Periods.

Estimated patronage dividends.    Estimated patronage dividends for the 2010 Period were $8.6 million, compared to $11.6 million in the 2009 Period. Patronage dividends for the 2010 and 2009 Periods consisted of the patronage earnings from the Company’s three patronage earnings divisions: the California Dairy Division, the Pacific Northwest Dairy Division and the Cooperative Division. For the 2010 and 2009 Periods, respectively, the Company had patronage earnings of $8.9 million and $7.4 million in the California Dairy Division, resulting from increased sales volume, $1.2 million and $1.2 million in the Pacific Northwest Dairy Division and a patronage loss of $1.5 million and earnings of $3.0 million in the Cooperative Division. The decline in the Cooperative Division patronage earnings was primarily due to the decline in sales and higher pension expense, partially offset by decreased operating expenses. Patronage dividends generated by the Cooperative Division are distributed annually, historically in cash, Class B and Class E Shares (see Part I, Item 1. “Business – Patronage Dividends” of the Company’s Annual Report on Form 10-K for the year ended October 3, 2009 for additional information), while patronage dividends generated by the dairy divisions are paid quarterly (historically in cash).

Income taxes.    The Company’s effective income tax rate was 40.7% for the 2010 Period compared to 40.1% for the 2009 Period.

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

CASH FLOW

The Company generated positive cash flow from operating activities during the thirty-nine week 2010 Period. Cash from operations was used for investing and financing activities, including redemption of Members’ capital shares and investing in the Company’s infrastructure. The Company also reinvested proceeds from maturing investments.

As a result of these activities, net cash, consisting of cash and cash equivalents, increased by $0.5 million to $11.4 million for the thirty-nine week 2010 Period ended July 3, 2010 compared to $10.9 million as of the fiscal year ended October 3, 2009.

The following table summarizes the impact of operating, investing and financing activities on the Company’s cash flows for the thirty-nine week 2010 and 2009 Periods:

(dollars in thousands)
Summary of Net Increase (Decrease) in Total Cash Flows	2010	2009	Difference
Cash provided by operating activities	$26,575	$43,736	$(17,161)
Cash utilized by investing activities	(11,306)	(9,963)	(1,343)
Cash utilized by financing activities	(14,800)	(35,879)	21,079

Total increase (decrease) in cash flows	$469	$(2,106)	$2,575

Net cash flows from operating, investing and financing activities increased by $2.6 million, to an increase of $0.5 million in cash for the 2010 Period compared to a decrease of $2.1 million in cash for the 2009 Period. The increase in net cash flow for the 2010 Period consisted of cash provided from operating activities of $26.6 million, offset by cash used in investing activities of $11.3 million and financing activities of $14.8 million. The primary factors contributing to the changes in cash flow are discussed below. At July 3, 2010 and October 3, 2009, working capital was $202.1 million and $189.8 million, respectively, and the current ratio was 1.7 and 1.6, respectively.

Operating Activities:    Net cash provided by operating activities decreased by $17.2 million to $26.6 million provided in the 2010 Period compared to $43.8 million provided in the 2009 Period. The decrease in cash provided by operating activities compared to the 2009 Period was attributable to (1) an increase between the periods of

$19.8 million in accounts receivable, (2) an increase in cash used to fund pension plan contributions of $1.1 million, (3) increased cash used for the payment of prepaid expenses of $1.9 million, (4) increases between the periods in cash used to pay accounts payable and accrued liabilities of $9.0 million, and (5) net cash used by other operating activities of $2.8 million. The foregoing decreases of $34.6 million in cash provided were partially offset by decreases between the periods in cash used for the purchase of inventories of $15.1 million. We also experienced an increase in long-term liabilities between the periods of $2.3 million that was primarily attributable to an increase in pension and postretirement liabilities.

Investing Activities:    Net cash utilized by investing activities increased by $1.3 million to $11.3 million for the 2010 Period compared to $10.0 million in the 2009 Period. The increase in cash utilized by investing activities during the 2010 Period as compared to the 2009 Period was due mainly to (1) an increase in other assets of $1.5 million, primarily related to the change in value between the periods of the Company’s life insurance policy assets ($2.8 million) and (2) increases in net notes receivable of $4.6 million, reflecting normal fluctuation in loan activity to Members for their inventory and equipment financing. The foregoing increases of $6.1 million in cash used were offset by (1) decreases in capital expenditures of $2.7 million and (2) increases of $2.1 million in net investment activities by the Company’s insurance subsidiaries, consisting of the purchase and sale of securities to replace maturing investments in their portfolios. Spending on investing activities is expected to be funded by existing cash balances, cash generated from operations or additional borrowings.

Financing Activities:    Net cash utilized by financing activities was $14.8 million for the 2010 Period compared to $35.9 million utilized in the 2009 Period. The net decrease of $21.1 million in cash utilized by financing activities for the 2010 Period as compared to the 2009 Period was due primarily to changes in the Company’s long-term and short-term notes payable and deferred financing fees, representing an increase in cash provided of $17.3 million resulting from increased borrowings in the 2010 Period, primarily due to the $25 million of senior debt issued in November, 2009. See “Outstanding Debt and Other Financing Arrangements” for further discussion. In addition, the Company’s cash utilized by Member investment and share activity decreased by $3.8 million. Future cash used by financing activities to meet capital spending requirements is expected to be funded by the Company’s continuing operating cash flow.

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

(dollars in thousands)

	Payments due by period
Contractual Obligations	Total	Less than 1 year	1-3 years	4-5 years	More than 5 years
Senior secured notes	$111,000	$1,686	$7,341	$8,400	$93,573
Revolving lines of credit	110,600	—	110,600	—	—
Operating lease obligations	112,904	23,857	42,054	20,745	26,248
Capital lease obligations	406	210	196	—	—
Self-Insurance reserves	52,013	13,000	23,565	8,166	7,282
Secured borrowings to banks, including standby repurchase obligations	—	—	—	—	—
Projected interest on contractual obligations	61,601	13,438	24,911	13,292	9,960

Total contractual cash obligations	$448,524	$52,191	$208,667	$50,603	$137,063

Other than those disclosed above, there have been no material changes in the Company’s contractual obligations and commercial commitments outside the ordinary course of the Company’s business during the thirty-nine week period ending July 3, 2010. See “Contractual Obligations and Commercial Commitments” discussed in Part II, Item 7. “Management’s Discussion and Analysis of Financial Condition and Results of Operations” of the Company’s Annual Report on Form 10-K for the year ended October 3, 2009 for additional information.

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

The Company’s outstanding borrowings under its revolving Credit Agreement decreased to $110.6 million at July 3, 2010 from $142.0 million at October 3, 2009 (see related discussion regarding our interest expense in “Management’s Discussion and Analysis of Financial Condition and Results of Operations” for the thirty-nine week period ended July 3, 2010), with access to a sufficient amount of capital available under this facility (based on the amounts indicated above) to fund the Company’s continuing operations and capital spending requirements for at least the next two fiscal years.

Senior Secured Notes

At July 3, 2010 and October 3, 2009, respectively, the Company had a total of $111.0 million and $86.0 million outstanding in senior secured notes to certain insurance companies and pension funds (referred to collectively as “John Hancock Life Insurance Company” or “Hancock”) under a note purchase agreement dated September 29, 1999 (as amended, the “Senior Note Agreement”) as amended and restated effective January 6, 2006.

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

Member Financing Arrangement

As discussed in Note 7 “Notes Payable” of “Notes to Consolidated Financial Statements” in Part II, Item 8. “Financial Statements and Supplementary Data” of the Company’s Annual Report on Form 10-K for the year ended October 3, 2009, the Company’s finance subsidiary, Grocers Capital Company (“GCC”), had a $10.0 million credit agreement with National Consumer Cooperative Bank (“NCB”) collateralized by GCC’s loan receivables. Additionally, loans originated by GCC were periodically sold by GCC to NCB through a loan purchase agreement. Historically, funding for loans has been derived from the cash reserves of GCC, as well as the $10.0 million credit facility and the sale of loans to NCB. The loan purchase agreement and the credit agreement expired on March 31, 2010 and April 5, 2010, respectively. GCC has adequate capital to fund all current loan commitments and is currently negotiating alternative sources for future borrowings.

Other than the foregoing discussion, there have been no material changes in the Company’s outstanding debt and other financing arrangements outside the ordinary course of the Company’s business during the thirty-nine week period ending July 3, 2010. See “Outstanding Debt and Other Financing Arrangements” discussed in Part II, Item 7. “Management’s Discussion and Analysis of Financial Condition and Results of Operations” of the Company’s Annual Report on Form 10-K for the year ended October 3, 2009 for additional information.

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

Members’ Required Deposits are contractually subordinated and subject to the prior payment in full of senior indebtedness of the Company. See “DESCRIPTION OF DEPOSIT ACCOUNTS – Subordination” in the Company’s Post-Effective Amendment No. 1 to Registration Statement on Form S-1 filed on January 25, 2010, with respect to the Company’s offering of Partially Subordinated Patrons’ Deposit Accounts for additional information. Unified’s obligation to repay Members’ Required Deposit accounts on termination of Member status (once the Member’s obligations to Unified have been satisfied) is reported as a long-term liability on Unified’s consolidated condensed balance sheets. Excess Deposits are not subordinated to Unified’s other obligations and are reported as short-term liabilities on Unified’s consolidated condensed balance sheets. At July 3, 2010 and October 3, 2009, Unified had $8.9 million and $5.9 million, respectively, in “Member and Non-Members’ deposits” and $11.1 million and $15.9 million, respectively, in “Members’ deposits and estimated patronage dividends” (of which $10.6 million and $11.6 million, respectively, represented Excess Deposits as previously defined).

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

On April 14, 2010, the Board authorized the repurchase on April 21, 2010 of 2,100 shares of the Company’s Class A Shares that had been tendered and pending redemption. The Company paid approximately $0.6 million to redeem the shares. On June 8, 2010, the Board authorized the repurchase on June 18, 2010 of 700 shares of the Company’s Class A Shares that had been tendered and pending redemption. The Company paid approximately $0.2 million to redeem the shares. On June 25, 2010, the Company repurchased 500 shares of the Company’s Class B Shares that had been tendered and pending redemption. The Company paid approximately $0.2 million to redeem the shares.

See “Redemption of Capital Stock” discussed in Part II, Item 7. “Management’s Discussion and Analysis of Financial Condition and Results of Operations” of the Company’s Annual Report on Form 10-K for the year ended October 3, 2009 for additional information.

PENSION AND POSTRETIREMENT BENEFIT PLANS

The Company sponsors a cash balance plan (“Unified Cash Balance Plan”). The Unified Cash Balance Plan is a noncontributory defined benefit pension plan covering substantially all employees of the Company who are not subject to a collective bargaining agreement. Under the Unified Cash Balance Plan, participants are credited with an annual accrual based on years of service with the Company. The Company’s funding policy is to make contributions to the Unified Cash Balance Plan in amounts that are at least sufficient to meet the minimum funding requirements of applicable laws and regulations, but no more than amounts deductible for federal income tax purposes. All qualifying employees of the Company not subject to a collective bargaining agreement accrue benefits pursuant to the Unified Cash Balance Plan. The Company also sponsors an Executive Salary Protection Plan (“ESPP”) that provides supplemental post-termination retirement income based on each participant’s salary and years of service as an officer of the Company. Funds are held in a rabbi trust for the ESPP consisting primarily of life insurance policies tied to underlying investments in the equity market and reported at cash surrender value and mutual fund assets consisting of various publicly-traded mutual funds reported at estimated fair value based on quoted market prices.

The Company’s net periodic benefit cost for its combined pension and other postretirement benefits was approximately $11.4 million for the thirty-nine week period ended July 3, 2010 compared to $8.1 million for the thirty-nine week period ended June 27, 2009.

The Company expects to make estimated contributions to the Unified Cash Balance Plan totaling $6.4 million during fiscal 2010, which is comprised of $3.3 million for the 2010 plan year and $3.1 million for the 2009 plan year. At its discretion, the Company may contribute in excess of these amounts. Additional contributions, if any, will be based, in part, on future actuarial funding calculations and the performance of plan investments. The Company contributed $1.6 million and $2.1 million to the Unified Cash Balance Plan during the thirty-nine weeks ended July 3, 2010 for the 2010 and 2009 plan years, respectively.

Additionally, at the beginning of fiscal 2010, the Company expected to contribute $0.4 million to the ESPP to fund projected benefit payments to participants for the 2010 plan year. The Company contributed $0.2 million to the ESPP during the thirty-nine weeks ended July 3, 2010 to fund benefit payments to participants for the 2010 plan year.

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

We will continue to be subject to the risk of loss of Member and Non-Member customer volume.    The Company’s operating results are highly dependent upon either maintaining or growing its distribution volume to its customers. The Company’s largest customer, Smart & Final, Inc., a Non-Member customer, and the ten largest Member and Non-Member customers constituted approximately 11% and 44%, respectively, of total net sales for the thirty-nine week period ended July 3, 2010. A significant loss in membership or volume could adversely affect the Company’s operating results. We will continue to be subject to the risks associated with consolidation within the grocery industry. When independent retailers are acquired by large chains with self-distribution capacity, are driven from business by larger grocery chains, or become large enough to develop their own self-distribution system, we will lose distribution volume. Members may also select other wholesale providers. Reduced volume is normally injurious to profitable operations since fixed costs must be spread over a lower sales volume if the volume cannot be replaced.

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

As of July 3, 2010, the Company believes it has sufficient cash flow from operations and availability under the revolving credit agreement to meet operating needs, capital spending requirements and required debt repayments through January 31, 2012. However, if access to operating cash or to the revolving credit agreement becomes restricted, the Company may be compelled to seek alternate sources of cash. The Company cannot assure that alternate sources will provide cash on terms favorable to the Company. Consequently, the inability to access alternate sources of cash on terms similar to its existing agreement could adversely affect the Company’s operations.

The value of our benefit plan assets and liabilities is based on estimates and assumptions, which may prove inaccurate.    The Company’s non-union employees participate in a Company sponsored defined-benefit pension and Company sponsored postretirement benefit plans. Certain eligible union and non-union employees participate in separate plans providing payouts for unused sick leave. Officers of the Company also participate in a Company sponsored Executive Salary Protection Plan (“ESPP”), which provides additional post-termination retirement income based on each participant’s salary and years of service as an officer of the Company. The postretirement benefit plans provide medical benefits for retired non-union employees, life insurance benefits for retired non-union employees for which active non-union employees are no longer eligible, and lump-sum payouts for unused sick days covering certain eligible union and non-union employees. Liabilities for the ESPP and postretirement plans are not funded. The Company accounts for these benefit plans in accordance with ASC Topic 715, “Compensation – Retirement Benefits” and ASC Topic 700, “Compensation – Nonretirement Postemployment Benefits,” which require the Company to make actuarial assumptions that are used to calculate the carrying value of the related assets, where applicable, and liabilities and the amount of expenses to be recorded in the Company’s consolidated financial statements. Assumptions include the expected return on plan assets, discount rates, health care cost trend rate, projected life expectancies of plan participants and anticipated salary increases. While we believe the underlying assumptions are appropriate, the carrying value of the related assets and liabilities and the amount of expenses recorded in the consolidated financial statements could differ if other assumptions are used.

The credit and liquidity crisis in the United States and throughout the global financial system triggered substantial volatility in the world financial markets and banking system. While the value of the investment portfolios stabilized during fiscal 2009 and reflected improvement for the thirty-nine weeks ended July 3, 2010, the values of the plans’ individual investments have and will fluctuate in response to changing market conditions, the amount of gains or losses that will be recognized in subsequent periods, if any, cannot be determined.

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

If we fail to maintain an effective system of internal controls, we may not be able to detect fraud or report our financial results accurately, which could harm our business and we could be subject to regulatory scrutiny.    Pursuant to Section 404 of the Sarbanes-Oxley Act of 2002, Unified performs an annual evaluation of the Company’s internal controls over financial reporting, and Unified’s independent registered public accounting firm tests and evaluates the design and operating effectiveness of such controls. In July 2010, Congress passed the Dodd-Frank Wall Street Reform and Consumer Protection Act (the “Reform Act”), which was subsequently signed into law. The Reform Act includes a provision that permanently exempts companies that qualify as either a Non-Accelerated Filer or Smaller Reporting Company from the auditor attestation requirement of Section 404(b) of the Sarbanes-Oxley Act of 2002. For Unified’s fiscal year ending October 2, 2010, and subsequent foreseeable fiscal years, we expect to be exempt from such requirement. Although the Company believes its internal controls are operating effectively, the Company cannot guarantee that it will not have any material weaknesses in the future. In addition, any failure to implement required new or improved controls, or difficulties encountered in their implementation, could harm the Company’s operating results or cause the Company to fail to meet its reporting obligations.

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

Members’ Class A, Class B and Class E Shares are subject to risk of loss.    Class A and Class B Shares are purchased and sold at purchase prices equal to the Exchange Value Per Share at the close of the last fiscal year end prior to the date the shares are purchased or sold. Class E Shares are purchased and sold at a value of $100 per share. If a Member were to sell shares at a price that is less than the price at which the shares were purchased, a Member may lose all or a portion of their investment in the Class A, Class B or Class E Shares. See “OFFERING OF CLASS A SHARES, CLASS B SHARES AND CLASS E SHARES — Exchange Value Per Share” in the Company’s Post-Effective Amendment No. 1 to Registration Statement on Form S-1 filed on January 25, 2010, with respect to the Company’s offering of Class A Shares, Class B Shares and Class E Shares for further information.

If the Board decides in any year to retain a portion of the Company’s earnings from its non-patronage business, and not to allocate those earnings to the Exchange Value, the redemption price of Class A Shares or Class B Shares that are repurchased in the year of such retention and in future years will be reduced. However, in the event of the sale or liquidation of the Company, the non-allocated earnings will be allocated to the redemption price of Class A Shares and Class B Shares.

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

Unified is subject to interest rate changes on certain of its notes payable under the Company’s credit agreements that may affect the fair value of the notes payable, as well as cash flow and earnings. Based on the notes payable outstanding at July 3, 2010 and the current market condition, a one percent change in the applicable interest rates would impact the Company’s annual cash flow and pretax earnings by approximately $1.1 million.

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

Life insurance and mutual fund assets with values tied to the equity markets have been impacted by overall market conditions during the thirty-nine weeks ended July 3, 2010 and June 27, 2009. Although net earnings and net comprehensive earnings experienced a decrease corresponding to the decline in life insurance and mutual fund assets, respectively, during the thirty-nine weeks ended July 3, 2010 and June 27, 2009, the decline in such assets is deemed by management to be temporary in nature.

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

Changes in internal controls over financial reporting.    Management, with the participation of the CEO and CFO of the Company, has evaluated any changes in the Company’s internal control over financial reporting that occurred during the most recent fiscal quarter. Based on that evaluation, management, the CEO and the CFO of the Company have concluded that no change in our internal control over financial reporting (as defined in Rule 13a-15(f) under the Securities Exchange Act of 1934) occurred during the quarter ended July 3, 2010 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

If the Board decides in any year to retain a portion of the Company’s earnings from its non-patronage business, and not to allocate those earnings to the Exchange Value, the redemption price of Class A Shares or Class B Shares that are repurchased in the year of such retention and in future years will be reduced. However, in the event of the sale or liquidation of the Company, the non-allocated earnings will be allocated to the redemption price of Class A Shares and Class B Shares.

Additionally, the Company has supplemented its risk factor entitled “If we fail to maintain an effective system of internal controls, we may not be able to detect fraud or report our financial results accurately, which could harm our business and we could be subject to regulatory scrutiny” in Part 1, Item 2 of this Quarterly Report on Form 10-Q with the following disclosure:

In July 2010, Congress passed the Dodd-Frank Wall Street Reform and Consumer Protection Act (the “Reform Act”), which was subsequently signed into law. The Reform Act includes a provision that permanently exempts companies that qualify as either a Non-Accelerated Filer or Smaller Reporting Company from the auditor attestation requirement of Section 404(b) of the Sarbanes-Oxley Act of 2002. For Unified’s fiscal year ending October 2, 2010, and subsequent foreseeable fiscal years, we expect to be exempt from such requirement.

Other than the foregoing, there are no material changes from risk factors as previously disclosed in our Annual Report on Form 10-K for the fiscal year ended October 3, 2009, filed on December 17, 2009. Refer to “Risk Factors” in Part I, Item 2 of this Quarterly Report on Form 10-Q for discussion of the Company’s risk factors.

ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

COMPANY PURCHASES OF EQUITY SECURITIES

Period	Total Number of Shares Purchased	Average Price Paid Per Share
April 4, 2010 – May 1, 2010	2,100 Class A Shares	$290.37
May 2, 2010 – May 29, 2010	Shares	—
May 30, 2010 – July 3, 2010	700 Class A Shares	$290.37
May 30, 2010 – July 3, 2010	500 Class B Shares	$290.37

Total	3,300 Shares	$290.37

Refer to “Redemption of Capital Stock” in Part I, Item 2 of this Quarterly Report on Form 10-Q for discussion of the Company’s share redemptions.

ITEM 3.	DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4.	[REMOVED AND RESERVED]

ITEM 5.	OTHER INFORMATION

None.

ITEM 6.	EXHIBITS

(a)	Exhibits

3.1

Amended and Restated Articles of Incorporation of the Registrant, as amended (incorporated by reference to Exhibit 3.1 to the Registrant’s Quarterly Report on Form 10-Q for the quarterly period ended on March 29, 2008, filed on May 13, 2008).

3.2	Bylaws of the Registrant, as amended (incorporated by reference to Exhibit 3.1 to the Registrant’s Current Report on Form 8-K, filed on June 28, 2010).

31.1*	Chief Executive Officer Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2*	Chief Financial Officer Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1*	Chief Executive Officer Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2*	Chief Financial Officer Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*	Filed herein.

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

Dated: August 17, 2010