Form 10-K
period 2010-10-02
UNIFIED GROCERS, INC.
filed 2010-12-10
CIK 320431

United States

Securities and Exchange Commission

Washington, D.C. 20549

Form 10-K

(Mark One)

☒ Annual report pursuant to Section 13 or 15(d) of the Securities

Exchange Act of 1934 for the fiscal year ended October 2, 2010 or

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

The number of shares outstanding of each of the registrant’s classes of common stock, as of December 10, 2010, was as follows:

Class A: 168,000 shares	Class B: 451,772 shares	Class C: 15 shares	Class E: 251,808 shares

Documents Incorporated By Reference: Portions of the proxy statement for the 2011 annual meeting, which will be filed within 120 days of the end of the fiscal year, are incorporated by reference into Part III of this Form 10-K.

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

Our customers include our owners (“Members”) and non-owners (“Non-Members”). We do business primarily with those customers that have been accepted as Members. Our Members operate supermarket companies that range in size from single store operators to regional supermarket chains. Store sizes range from neighborhood stores of less than 10,000 square feet to large box format stores of over 80,000 square feet. Members are required to meet specific capitalization requirements, which include capital stock ownership and may include required cash deposits. Customers who purchase less than $1 million annually from the Company would not generally be considered for membership, while customers who purchase over $3 million annually are typically required to become Members. In addition, each Member must meet purchase requirements that may be modified at the discretion of the Company’s Board of Directors (the “Board”).

We distribute the earnings from patronage activities conducted with our Members, excluding subsidiaries (“Patronage Business”), in the form of patronage dividends. An entity that does not meet Member purchase requirements or does not desire to become a Member may conduct business with us as a Non-Member customer on a non-patronage basis. We retain the earnings from our subsidiaries and from business conducted with Non-Members (collectively, “Non-Patronage Business”).

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

General Developments

During fiscal 2010, our sales declined slightly, in part due to the effects of low consumer confidence and higher levels of unemployment in our region in comparison to the rest of the nation as a result of the current unfavorable economic climate. In addition to the impact of the sales decline, our fiscal 2010 net earnings were impacted by non-union pension and postretirement benefit cost increases that occurred primarily due to a reduction in the discount rate used to determine pension and postretirement plan liabilities. Our continued focus on cost containment has helped to partially mitigate the impact of lower net sales and higher pension and postretirement plan expenses. We anticipate these same conditions will continue during our next fiscal year.

Subsequent to our fiscal year-end 2010, we replaced our existing revolving credit agreement with a new agreement with substantially the same parties, terms and conditions that expires in 2015. The new agreement contains substantially the same parties, terms and conditions as the existing agreement. See Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Credit Facilities,” for additional information.

Company Structure and Organization

Wholesale Business

Wholesale Distribution:    The Wholesale Distribution segment includes the results of operations from the sale of food and non-food products to both Members and Non-Members. Our Wholesale Distribution segment represented approximately 99% of consolidated net sales for each of the three fiscal years ended October 2, 2010 (the “2010 Period” or “fiscal 2010”), October 3, 2009 (the “2009 Period” or “fiscal 2009”) and September 27, 2008 (the “2008 Period” or “fiscal 2008”), and approximately 89%, 90% and 94% of consolidated operating income and 86%, 86% and 88% of consolidated total assets, respectively, for each of the foregoing three fiscal years. The Wholesale Distribution segment includes a broad range of branded and corporate brand products in nearly all product categories found in a typical supermarket. In addition, we provide retail support services to our customers.

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

•	Unified International, Inc.: We sell products and provide shipping services to Non-Member customers through our Unified International, Inc. subsidiary.

The following table presents percentages of net sales by type of similar product, as classified by the Company:

	Percent of Consolidated Net Sales
	Fiscal Years Ended
	October 2, 2010	October 3, 2009	September 27, 2008
Wholesale Distribution:
Non-perishable products(1)	71%	72%	72%
Perishable products(2)	28%	27%	27%

Total Wholesale Distribution net sales	99%	99%	99%

Other(3)	1%	1%	1%

Total consolidated net sales	100%	100%	100%

(1)	Consists primarily of dry grocery, frozen food, deli, ethnic, gourmet, specialty foods, natural and organic products, general merchandise and health and beauty care. Also includes (a) retail support services and (b) products and shipping services provided to Non-Member customers through Unified International, Inc.
(2)	Consists primarily of service deli, service bakery, meat, eggs, produce, bakery, and dairy.
(3)	Consists of revenues from the Company’s Insurance segment and All Other business activities.

For the fiscal years ended October 2, 2010, October 3, 2009 and September 27, 2008, products and services distributed through the Company’s Wholesale Distribution segment account for 99% of consolidated total net sales. Non-perishable products within the Wholesale Distribution segment’s revenues include sales of retail support services that comprise less than 1% of consolidated total net sales for each of the three respective fiscal years. Revenues from the Company’s Insurance segment, consisting principally of premium revenues, and All Other business activities, consisting principally of revenues from our finance subsidiary, account for 1% of consolidated total net sales for each of the three fiscal years. The Insurance segment includes the results of operations for the Company’s three insurance subsidiaries (Unified Grocers Insurance Services, Springfield Insurance Company and Springfield Insurance Company, Ltd.). These subsidiaries provide insurance and insurance-related products, including workers’ compensation and liability insurance policies, to both the Company and its Member and Non-Member customers. See Note 16 of Notes to Consolidated Financial Statements in Part II, Item 8 “Financial Statements and Supplementary Data” for additional segment information.

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

Products

National Brands:    We supply more than 100,000 national and regional brand items, which represented approximately 88% of our net sales in the Wholesale Distribution segment in fiscal 2010. We believe that national and regional brands are attractive to chain accounts and other customers seeking consistent product availability throughout their operations. Our national brand strategy is to foster close relationships with many national suppliers, which provide us with important sales and marketing support.

Corporate Brands:    Unified’s corporate brands enable the Company to offer its customers an exclusive and expanding line of product alternatives to comparable national brands across a wide range of price points. Unified’s two-tier corporate brand strategy emphasizes certain brands as a direct alternative to national brand items and other brands as an alternative to lower cost regional labels. Unified sells an extensive line of food and non-food items under various corporate brands. Sales of Unified’s corporate brands represented approximately 12% of the Company’s net sales in the Wholesale Distribution segment in fiscal 2010. Unified currently offers over 5,000 corporate brand products, including dry grocery, frozen, delicatessen, general merchandise, ice cream, fluid milk and bakery. These products are sold under the following corporate labels: Western Family, Springfield, Special Value, Golden Crème, Cottage Hearth and Natural Directions. Western Family and Natural Directions products are acquired from Western Family Holding Company, of which the Company holds a partial ownership interest (see Note 5 of Notes to Consolidated Financial Statements in Part II, Item 8, “Financial Statements and Supplementary Data.”). The Company operates its own bakery and milk, water and juice bottling manufacturing facilities in Los Angeles, California, selling such products under the Springfield, Golden Crème and Cottage Hearth brands. With the exception of certain bakery, milk, water and juice products, all corporate brands are manufactured by third parties.

Facilities and Transportation:    As of October 2, 2010, the Company operates approximately 5.0 million square feet of warehouse and manufacturing space throughout its marketing area.

•

Southern California:    The Company owns and operates a dry grocery warehouse facility in Commerce and a combined frozen foods/refrigerated warehouse facility in Santa Fe Springs. The Company also leases a perishable foods warehouse facility in Los Angeles. These facilities serve our Members and Non-Member customers in Southern California, Southern Nevada, Arizona, New Mexico, Texas and Colorado. The Company owns and operates a bakery manufacturing facility and a milk, water and juice processing plant, both in Los Angeles.

•

Northern California:    The Company owns a dry grocery and a combined frozen foods/refrigerated warehouse facility in Stockton. We lease a dry warehouse facility in Fresno. The Stockton facility provides dry grocery, frozen and refrigerated foods primarily to our Members and Non-Member customers in Northern California, Hawaii, Northern Nevada and the Pacific Rim. The Stockton facility also supplies gourmet, specialty, and natural/organic foods to all three of the Company’s marketing regions. The Fresno facility distributes general merchandise and health and beauty care products to Members and Non-Member customers throughout California, Nevada, Hawaii, Arizona, New Mexico, Texas and the Pacific Rim.

•

Pacific Northwest:    The Company owns and operates a full-service facility in Milwaukie, Oregon that provides dry grocery, frozen and refrigerated foods, as well as general merchandise and health and beauty care. In connection with the Acquisition, we assumed the lease for a full-service facility in Seattle, Washington. The facilities serve the Company’s Pacific Northwest region, which includes Alaska, Oregon, Washington, Idaho, California and the Pacific Rim.

We believe that our properties are generally in good condition, are well maintained, and are generally suitable and adequate to carry on the Company’s business.

We began to review the overall logistics model for the Pacific Northwest region during the last three fiscal years. The need to develop a new comprehensive logistics model was predicated on the fact that the lease on the main warehouse and office complex in Seattle was short-term in nature and the configuration of this complex is not optimum. The objective of the review was to determine the size, configuration and location(s) for a distribution facility (facilities) in the Pacific Northwest to best serve our customers in the region. We completed our review and have determined the appropriate facility size and configuration. We have extended our lease on our current Seattle location through April 30, 2015 (see “Contractual Obligations and Commercial Commitments” for further discussion) and are currently in the process of identifying and selecting the appropriate location(s) to utilize upon the expiration of the current lease.

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

Customers may choose either of two delivery options for the distribution of our products. Customers may elect either to have us deliver orders to their stores or warehouse locations or to pick their orders up from the Company’s distribution centers. The Company operates a fleet of 371 tractors and 1,082 trailers that it uses to distribute products to its customers. Approximately 56% of the Company’s sales are delivered by its own fleet.

Insurance Business

The Company’s Insurance segment includes the results of operations for the Company’s three insurance subsidiaries (Unified Grocers Insurance Services, Springfield Insurance Company and Springfield Insurance Company, Ltd.). These subsidiaries provide insurance and insurance-related products, including workers’ compensation insurance policies, which represent approximately 80.1% of total Insurance segment revenues, and liability insurance policies, which represent approximately 19.9% of total Insurance segment revenues.

Unified Grocers Insurance Services is an insurance agency that places business with insurance carriers, both non-affiliated and Springfield Insurance Company. Springfield Insurance Company, Ltd. is a captive re-insurer for Springfield Insurance Company.

Unified Grocers Insurance Services is a licensed insurance agency in Alaska, Arizona, California, Idaho, New Mexico, Nevada, Oregon, Texas, Washington and Utah. Springfield Insurance Company is a licensed insurance carrier in Arizona, California, Colorado, Idaho, Montana, New Mexico, Nevada, Oregon, Texas, Washington, Wyoming and Utah. Springfield Insurance Company, Ltd. is a licensed insurance carrier in the Commonwealth of Bermuda. The Insurance segment generates 89.9% of its policy revenues from sales in California, 6.9% from sales in Oregon and 3.2% from sales in other states.

The Company’s insurance subsidiaries compete with both national and regional insurance carriers.

Springfield Insurance Company is licensed to transact insurance in twelve western and southwestern states. It is subject to the insurance laws and regulations of each state. Domiciled in California, Springfield Insurance Company’s primary regulatory oversight is conducted by the California Department of Insurance (“CDI”). The CDI performs a thorough statutory accounting financial examination every three years. The CDI also conducts “Market Conduct” and “Claims Practice” exams to ensure that the rating, underwriting and claims practices of Springfield Insurance Company are in compliance with state regulations. Each state’s legislature and regulatory agencies continually amend insurance laws and regulations. The Company uses subscriptions, reporting services and direct communications from the states to monitor and maintain compliance within this changing environment.

Springfield Insurance Company, Ltd., is both domiciled and licensed to transact insurance business in the Commonwealth of Bermuda. It is subject to the insurance laws and regulations of the Bermuda Monetary Authority. This agency reviews each annual report for compliance with the Bermuda Insurance Act of 1978. The Company uses a third party administrator located in Bermuda to monitor and maintain compliance with regulatory changes.

The Company’s Insurance segment represented approximately 1% of the Company’s consolidated net sales for each of the three fiscal years ended October 2, 2010, October 3, 2009 and September 27, 2008, and approximately 11%, 10% and 6% of consolidated operating income and 12%, 12% and 10%, respectively, of consolidated total assets for each of the foregoing three fiscal years.

Other Support Businesses

The Company’s other support businesses, consisting primarily of a financing entity, collectively accounted for less than 1% of the Company’s consolidated net sales and consolidated operating income and 2% of consolidated total assets for each of the three fiscal years ended October 2, 2010, October 3, 2009 and September 27, 2008. Beginning in fiscal 2004, and continuing through the third fiscal quarter of fiscal 2008, the Company’s other support businesses also included the consolidation of a variable interest entity as discussed in Note 3 of Notes to Consolidated Financial Statements in Item 8, “Financial Statements and Supplementary Data.” As of September 27, 2008, this entity was no longer consolidated.

Employees

As of October 2, 2010, Unified employed approximately 3,100 employees, of whom approximately 60% are represented by labor unions under 25 collective bargaining agreements. The International Brotherhood of Teamsters represents a significant majority of employees covered by labor contracts. Collective bargaining agreements affecting the Company’s employees have various expiration dates ranging from 2011 through 2015. The Company believes its labor relations with the various local unions are good.

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

Economic Factors

During fiscal 2010, our sales declined, in part, due to the effects of low consumer confidence and high unemployment caused by the current economic climate and credit market turmoil that have negatively impacted consumer spending and resulted in consumers buying more cautiously than in previous years. Job losses have also caused greater demographic shifts that can change the composition of consumers and their related product focus in a given marketplace.

We are impacted by changes in the overall economic environment. An inflationary or deflationary economic period could impact the Company’s operating income in a variety of areas, including, but not limited to, sales, cost of sales, employee wages, benefits and workers’ compensation insurance, as well as energy and fuel costs. The Company typically experiences significant volatility in the cost of certain commodities, the cost of ingredients for our manufactured breads and processed fluid milk, and the cost of packaged goods purchased from other manufacturers. The Company’s pricing programs are designed to pass these costs on to our customers; however, the Company may not always be able to pass such increases to customers on a timely basis. Any delay may result in a less than full recovery of price increases. It is also difficult to predict the effect that possible future purchased or manufactured product cost decreases might have on our profitability. The effect of deflation in purchased or manufactured product costs would depend on the extent to which we had to lower selling prices of our products to respond to sales price competition in the market. Consequently, it is difficult for us to accurately predict the impact that inflation or deflation might have on our operations.

The majority of Unified’s investments (approximately 86%) are held by two of our insurance subsidiaries, and include U.S. government and agency obligations, high quality investment grade corporate bonds, U.S. government treasury securities, U.S. state and municipal securities, and common equity securities. These investments, excluding the common equity securities, are generally not actively traded and are valued based upon inputs including quoted prices for identical or similar assets. Collectively, these investments have experienced an increase in estimated fair value or market value since the beginning of fiscal 2010. Approximately 10% of Unified’s investments are held by our Wholesale Distribution segment, which consists primarily of Western Family Holding Company (“Western Family”) common stock. Western Family is a private cooperative located in Oregon from which the Company purchases food and general merchandise products. Approximately 4% of our investments are held by our other support businesses and consists primarily of an investment by the Company’s finance subsidiary in National Consumer Cooperative Bank (“NCB”). NCB operates as a cooperative and therefore its borrowers are required to own its Class B stock. See Item 7, “Outstanding Debt and Other Financing Arrangements—Member Financing Arrangement” and Notes 5 and 7 of Notes to Consolidated Financial Statements in Item 8, “Financial Statements and Supplementary Data” for additional discussion regarding NCB.

The Company invests in life insurance policies (reported at cash surrender value) and various publicly-traded mutual funds (reported at estimated fair value based on quoted market prices) to fund obligations pursuant to its Executive Salary Protection Plan (see Note 13 of Notes to Consolidated Financial Statements in Item 8, “Financial Statements and Supplementary Data” for additional discussion). In fiscal 2010, net earnings and net comprehensive earnings experienced an increase corresponding to the increase in life insurance and mutual fund assets, respectively.

External factors continue to drive volatility in costs associated with fuel. Our pricing includes a fuel surcharge on product shipments to recover fuel costs over a specified index. When fuel costs differ from a specified index, pricing adjustments will be passed on to our customers. The surcharge is reviewed monthly and adjusted when appropriate.

Additionally, wage increases occur as a result of negotiated labor contracts and adjustments for non-represented employees. Wage increases primarily occur in September for negotiated labor contracts. Wage increases for non-represented employees typically occur in December. However, most non-represented employees did not receive wage increases in December 2009. Wage increases will be reinstituted in January 2011, reflecting a traditional annual increase. We continually focus attention on initiatives aimed at improving business processes and managing costs.

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

Technological improvements in our distribution systems have been an area of concentration. Over the past several years, we have continued to upgrade our warehouse and enterprise reporting systems to improve efficiencies, order fulfillment accuracy and internal management reporting capabilities. This process has been instrumental in helping drive labor efficiencies. We are realizing the expected improvements from each facility’s upgrade.

The Company is in the process of rolling-out a Proof of Delivery application throughout its private transportation fleet. The new mobile application is expected to improve accuracy with the delivery process. At the heart of the process is a mobile hand-held computer that tracks the driver’s actions throughout the day. This fully electronic solution replaces the need for existing paper documents and provides real time information on service level and delivery performance.

We provide our customers with network connectivity, data exchange, and a portfolio of applications. Most of these offerings are provided under a subscription model allowing our retailers to utilize these systems without high up-front costs. Unified’s Retail Technology team fully supports these products, eliminating the need for retail-level Information Services personnel to manage these systems. In the difficult business environment and economic conditions our retailers have been facing, this approach has been helpful in promoting their success. During fiscal 2010, we also improved card- holder security on our ReadyPay system by moving to a web-based service model that removes cardholder data access from the retailer and makes Payment Card Industry (“PCI”) compliance more easily achievable. We also completed a major rollout of PCI Personal Identification Number Encryption Devices to all required ReadyPay locations.

Suppliers and Raw Materials Sources

The products Unified sells to our customers and the raw materials the Company uses in its manufacturing operations are purchased from a number of sources. In general, the Company is not dependent upon any single source of supply in any of its businesses. We believe that alternative suppliers are available for substantially all of the Company’s products and that the loss of any one supplier would not have a material adverse effect on the Company’s business. We also believe the products and raw materials generally are available in sufficient supply to adequately meet customer demand.

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

Customers

Approximately 61% of the Company’s sales are conducted with Members on a patronage basis. Earnings from business conducted with Members through its Patronage Business divisions are distributed in the form of patronage dividends, while the Company retains earnings from Non-Patronage Business conducted with Members. Unified also conducts business with Non-Member customers on a non-patronage basis. Earnings from business activities transacted with Non-Members are retained by the Company. The Company’s Member and Non-Member customers are typically retail grocery store operators ranging in size from single store operators to regional supermarket chains.

The Company’s largest customer, Smart & Final, Inc., accounted for 11%, 11%, and 10% of total net sales for the fiscal years ended October 2, 2010, October 3, 2009 and September 27, 2008, respectively. The Company’s next nine largest customers combined accounted for 33%, 32%, and 32% of total net sales for the fiscal years ended October 2, 2010, October 3, 2009 and September 27, 2008, respectively.

The Company’s ten customers with the largest accounts receivable balances accounted for approximately 41%, 35%, and 33% of total accounts receivable at October 2, 2010, October 3, 2009 and September 27, 2008, respectively.

We provide real estate services, equipment sales and financing to support existing Members that are remodeling or opening new stores. We also help retailers introduce new products to meet changing consumer demand.

During fiscal 2010, changes to our membership base have occurred as indicated in the following table:

Membership Activity	Number of Members
Membership count as of October 3, 2009	498
New members	5
Members who converted to Non-Member status	(11)
Members who sold to other continuing Members	(5)
Members discontinued	(14)

Membership count as of October 2, 2010	473

Since the beginning of the equity enhancement program (see Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations—“Equity Enhancement Plan”), a number of smaller-volume retailers have decided to conduct business with Unified as Non-Member customers rather than as Members. While the pricing program for these Non-Member customers is higher than that for Members, the benefit is that the change eliminates the need to own Class A and Class B Shares (see “Capital Shares” below). Conducting business as a Non-Member customer of Unified also allows a customer to maintain access to the broad product selection we offer that helps them stay competitive.

Competitive Strengths

We are a full service provider of products and services to our retail Members and Non-Member customers. While equity ownership by our Members encourages loyalty, we must still offer competitive products, pricing and services. We provide nearly all product categories found in a typical supermarket, including dry grocery, frozen food, deli, meat, dairy, eggs, produce, bakery, ethnic, gourmet, specialty foods, natural and organic products and general merchandise and health and beauty care products. The combination of providing a wide variety of typical products plus an extensive line of specialty, meat and produce makes us unique as compared to our competition. Our services also include insurance, finance, real estate, equipment, advertising support, shelf layout and design, technology and other services. We also gather and disseminate industry information to keep our retailers updated on consumer trends, regulations, and products. We help our retailers identify and focus on consumer trends that enhance their opportunity for success. This broad offering allows our retailers to focus attention on developing differentiation strategies to help them compete more effectively in the marketplace. As they grow, we become stronger as well.

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

The Company exchanges its Class A Shares and Class B Shares with its Members at a price that is based on a formula and is approved by the Board (“Exchange Value Per Share”). Prior to September 30, 2006, the Company computed the Exchange Value Per Share of the Class A and Class B Shares as Book Value divided by the number of Class A and Class B Shares outstanding at the end of the fiscal year. Book Value is computed based on the sum of the fiscal year end balances of Class A and Class B Shares, plus retained earnings, plus (less) accumulated other comprehensive earnings (loss). Commencing September 30, 2006, the Company modified its Exchange Value Per Share computation to exclude accumulated other comprehensive earnings (loss) from Book Value. At the Company’s annual meeting of shareholders held on February 23, 2010, the shareholders authorized the Board, in its sole discretion, to retain a portion of the Company’s annual earnings from its non-patronage business and not allocate those earnings to the Exchange Value. Additionally, the Company modified its Exchange Value Per Share computation, effective for fiscal year-end 2010, to also exclude from Book Value non-allocated retained earnings (loss) and the redemption value of unredeemed shares tendered for redemption, and to exclude the number of shares tendered for redemption from the outstanding number of Class A and Class B Shares. Exchange Value Per Share does not necessarily reflect the amount the net assets of the Company could be sold for or the dollar amount that would be required to replace them. See “OFFERING OF CLASS A SHARES, CLASS B SHARES AND CLASS E SHARES—Exchange Value Per Share” in the Company’s Post-Effective Amendment No. 1 to Registration Statement on Form S-1 filed on January 25, 2010, with respect to the Company’s offering of Class A Shares, Class B Shares and Class E Shares for further information.

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

Class E Shares.    In December 2002, as part of its fiscal 2003 equity enhancement plan, a new class of equity, denominated “Class E Shares,” was created (see Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Equity Enhancement Plan”). Class E Shares were issued as a portion of the patronage dividends issued for the Cooperative Division in fiscal years 2003 through 2009, and may be issued as a portion of the patronage dividends issued for the Cooperative Division in future periods, as determined annually at the discretion of the Board. The Class E Shares have a stated value of $100 per share, and, unless required by law, are non-voting equity securities. Dividends on Class E Shares may be declared and may be payable in unique circumstances solely at the discretion of the Board. Class E Shares are transferable only with the consent of the Company, which will normally be withheld except in connection with the transfer of a Member’s business to an existing or new Member for continuation of such business. Class E Shares become eligible for redemption ten years after their date of issuance. Pursuant to the Company’s redemption policy, Class E Shares will not be repurchased for at least ten years from their date of issuance unless approved by the Board or upon sale or liquidation of the Company.

Redemption of Capital Shares

The Articles of Incorporation and Bylaws currently provide that Unified’s Board has the absolute discretion to repurchase any Class A Shares, Class B Shares or Class E Shares of any outgoing Member regardless of when the membership terminated, and any Class B Shares in excess of the Class B Share requirement (“Excess Class B Shares”) held by a current Member, whether or not the shares have been tendered for repurchase and regardless of when the shares were tendered. The repurchase of Class A Shares, Class B Shares or Class E Shares is solely at the discretion of the Board. The Board considers the redemption of eligible Class A Shares on a quarterly basis. All other shares eligible for redemption are considered by the Board on an annual basis. Class E Shares become eligible for redemption ten years after their date of issuance. Pursuant to the Company’s redemption policy, Class E Shares will not be repurchased for at least ten years from their date of issuance unless approved by the Board or upon sale or liquidation of the Company. The Class E Shares, when redeemed, will be redeemed at stated value.

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

Articles of Incorporation and Bylaws

The Board has the right to amend the Company’s redemption policy at any time, including, but not limited to, changing the order in which repurchases will be made or suspending or further limiting the number of shares repurchased, except as otherwise may be expressly provided in the Articles of Incorporation. A copy of the Bylaws, which contains the Company’s redemption policy, was filed as Exhibit 3.1 to the Company’s Current Report on Form 8-K, filed on June 28, 2010, and is incorporated herein by reference.

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

The following table summarizes the patronage dividends distributed by Unified during the past three fiscal years.

(dollars in thousands)
Division	2010	2009	2008
Cooperative	$407	$4,933	$11,343
Southern California Dairy	11,974	10,172	10,065
Pacific Northwest Dairy	1,657	1,618	651

Total	$14,038	$16,723	$22,059

The Company tracks the volume of qualifying patronage purchases by Members from the Company in the respective divisions on an individual Member basis. The Cooperative patronage dividend is calculated and distributed at the end of the year in proportion to the qualified patronage sales during the year. During the 2010 Period, 2009 Period and 2008 Period, patronage dividends have been both positively and negatively impacted by a variety of activities. A summary of these activities by Period is as follows:

•

During the 2010 Period, the Company experienced higher patronage earnings in the Southern California Dairy Division due to the addition of new Member sales volume. The Company experienced a decline in patronage earnings for the Cooperative Division due, in large part, to the general decline in net sales and higher non-union pension and postretirement expense, partially offset by lower overall distribution, selling and administrative expenses.

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

For fiscal 2010, patronage dividends in the Cooperative Division are distributed to Members as follows:

•

The total patronage dividend is qualified and distributed in cash. Typically, Members who do not hold Class B Shares with a combined issuance value equal to the Class B Share requirement must purchase additional Class B Shares from their Required Deposit in an amount sufficient to achieve the requirement

(see “Capital Shares—Class B Shares”). For those Members who otherwise would be required to purchase additional Class B Shares from cash in their deposit fund, the Board waived such requirement for fiscal 2010 only.

For fiscal 2009 and fiscal 2008, patronage dividends in the Cooperative Division were distributed to Members as follows:

•	The first 30% of the patronage dividend was non-qualified and distributed in Class E Shares.

•	The remaining 70% of the patronage dividend was qualified and distributed as a combination of cash and Class B Shares as follows:

•	The first 20% of this portion of the dividend was distributed in cash.

•

The remaining amount was distributed in Class B Shares to the extent of any deficiency in the Member meeting its Class B Share requirement, and the remainder was deposited in cash to the Member’s deposit fund.

The accompanying financial statements reflect patronage dividends earned by Members as of the fiscal year ended October 2, 2010 (see Part II, Item 8, “Financial Statements and Supplementary Data”). The actual distribution of the fiscal 2010 patronage dividend is anticipated to take place in January 2011.

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

For the fiscal year ending October 2, 2010, the Board elected to distribute 100% of the Cooperative Division patronage dividend in cash. No Class B Shares are to be issued as part of the patronage dividend distribution. In addition, for those Members who otherwise would be required to purchase additional Class B Shares from cash in their deposit fund, the Board waived such requirement for fiscal 2010 only.

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

At any given time, the Company’s required cash deposits may be less than otherwise would be required (referred to as a “deposit fund deficiency”) as a result of Members having been approved to build deposits over time or in cases where their Required Deposits are waived. Deposit fund deficiencies typically occur when Members do not maintain sufficient Required Deposits to meet the Class B Share requirement. The Member deposit fund deficiency was approximately $2.3 million, $0.6 million and $3.6 million at October 2, 2010, October 3, 2009 and September 27, 2008, respectively. The deposit fund deficiencies consisted of approximately $1.8 million, zero and $2.6 million at October 2, 2010, October 3, 2009 and September 27, 2008, respectively, of Members that were approved to build deposit fund requirements over time, and approximately $0.5 million in fiscal 2010, $0.6 million in fiscal 2009 and $1.0 million in fiscal 2008, respectively, of former United members that elected to assign at least 80% of the Cooperative Division qualified cash patronage dividends to fulfill deposit fund requirements. Pursuant to Unified’s merger agreement with United, former United members were not required to provide a Required Deposit with respect to stores owned at the time of admission as a Member; however, they agreed to maintain a receivable with the Company for the deficiency. Former AG members were likewise not required to provide a Required Deposit with respect to stores owned at the time of admission as a Member; however, they were not required to maintain a receivable with the Company. As discussed above, former AG members may elect to satisfy the related Class B Share requirement solely from their patronage dividend distributions.

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

Unified is subject to federal income tax and various state taxes on the net earnings of the business with or for Members that are not distributed as qualified written notices of allocation and on the net earnings derived from Non-Patronage Business. In fiscal 2002, as part of its equity enhancement plan, the Company issued nonqualified written notices of allocation in the form of Class B Shares and Patronage Certificates. In fiscal 2005, 2004 and 2003, the Company issued nonqualified written notices of allocation in the form of Class B Shares and Class E Shares. In fiscal 2006 through 2009, the Company issued qualified and nonqualified written notices of allocation in the form of Class B Shares and Class E Shares, respectively. For fiscal 2010, the Company will distribute 100% of the patronage dividend in cash. The Member does not include a nonqualified written notice of allocation, whether in Class B Shares, Class E Shares or Patronage Certificates, as taxable income in the year of receipt and the Company is not entitled to an income tax deduction in the year of issuance. When the nonqualified written notice of allocation is redeemed for cash or property, the Member will have ordinary taxable income and the Company will have an income tax deduction to the extent that the stated dollar amount of such written notice of allocation exceeds its basis.

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

We will continue to be subject to the risk of loss of Member and Non-Member customer volume, including the potential concentration of credit risk.    The Company’s operating results are highly dependent upon either maintaining or growing its distribution volume to its customers. The Company’s largest customer, Smart & Final, Inc., a Non-Member customer, and the ten largest Member and Non-Member customers constituted approximately 11% and 44%, respectively, of total net sales for the fiscal year ended October 2, 2010. A significant loss in membership or volume could adversely affect the Company’s operating results. We will continue to be subject to the risks associated with consolidation within the grocery industry. When independent retailers are acquired by large chains with self-distribution capacity, are driven from business by larger grocery chains, or become large enough to develop their own self-distribution system, we will lose distribution volume. Members may also select other wholesale providers. Reduced volume is normally injurious to profitable operations since fixed costs must be spread over a lower sales volume if the volume cannot be replaced.

In addition, the Company is exposed to concentrations of credit risk related primarily to trade receivables, notes receivable, and lease guarantees for certain Members. The Company’s ten customers with the largest accounts receivable balances accounted for approximately 41%, 35% and 33% of total accounts receivable at October 2, 2010, October 3, 2009 and September 27, 2008, respectively. These concentrations of credit risk may be affected by changes in economic or other conditions affecting the western United States, particularly Arizona, California, Nevada, Oregon and Washington. However, management believes that receivables are well diversified, and the allowances for doubtful accounts are sufficient to absorb estimated losses. Obligations of Members to the Company, including lease guarantees, are generally supported by the Company’s right of offset, upon default, against the Members’ cash deposits, shareholdings and Patronage Certificates, as well as personal guarantees and reimbursement and indemnification agreements.

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

The United States economy and financial markets have declined and experienced volatility due to uncertainties related to energy prices, availability of credit, difficulties in the banking and financial services sectors, the decline in the housing market, diminished market liquidity, falling consumer confidence and high unemployment rates. As a result, consumers may be more cautious. This may lead to additional reductions in consumer spending, to consumers trading down to a less expensive mix of products or to consumers trading down to discounters for grocery and non-food items, all of which may affect the Company’s financial condition and results of operations. We are unable to predict when the economy will improve. If the economy does not improve, the Company’s business, results of operations and financial condition may be adversely affected.

Litigation could lead to unexpected losses.    During the normal course of carrying out its business, the Company may become involved in litigation. In the event that management determines that the probability of an adverse judgment in a pending litigation is likely and that the exposure can be reasonably estimated, appropriate reserves are recorded at that time pursuant to the FASB’s Accounting Standards Codification (“ASC”) Topic 450 “Contingencies”. The final outcome of any litigation could adversely affect operating results if the actual settlement amount exceeds established reserves and insurance coverage.

We are subject to environmental laws and regulations.    The Company owns and operates various facilities for the manufacture, warehousing and distribution of products to its customers. Accordingly, the Company is subject to increasingly stringent federal, state and local laws, regulations and ordinances that (i) govern activities or operations that may have adverse environmental effects, such as discharges to air and water, as well as handling and disposal practices for solid and hazardous wastes and (ii) impose liability for the costs of cleaning up, and certain damages resulting from, sites of past spills, disposals or other releases of hazardous materials. In particular, under applicable environmental laws, the Company may be responsible for remediation of environmental conditions and may be subject to associated liabilities (including liabilities resulting from lawsuits brought by private litigants) relating to its facilities and the land on which the Company facilities are situated, regardless of whether the Company leases or owns the facilities or land in question and regardless of whether such environmental conditions were created by it or by a prior owner or tenant. In addition, the Company may be subject to legislation pending in Congress that if ultimately passed, may require the Company to incur costs to improve facilities and equipment to reduce emissions in order to comply with regulatory limits or to mitigate the financial consequences of a “cap and trade” regime. We are unable to predict the ultimate outcome of such legislation; however, should such legislation require the Company to incur significant expenditures, the Company’s business, results of operations and financial condition may be adversely affected.

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

Our insurance reserves may be inadequate if unexpected losses occur.    The Company’s insurance subsidiaries are regulated by the State of California and are subject to the rules and regulations promulgated by the appropriate regulatory agencies. In addition, the Company is self-insured for workers’ compensation up to $1,000,000 per incident and maintains appropriate reserves to cover anticipated payments. For policies with inception dates after September 1, 2008, the coverage amount assumed per incident was increased to $2,000,000. For policies with inception dates after September 1, 2010, the coverage amount assumed per incident has been decreased to $462,500. Insurance reserves are recorded based on estimates made by management and validated by third party actuaries to ensure such estimates are within acceptable ranges. Actuarial estimates are based on detailed analyses of health care cost trends, mortality rates, claims history, demographics, industry trends and federal and state law. As a result, the amount of reserve and related expense is significantly affected by the outcome of these studies. Significant and adverse changes in the experience of claims settlement and other underlying assumptions could negatively impact operating results.

We may not have adequate resources to fund our operations.    The Company relies primarily upon cash flow from its operations and Member investments to fund its operating activities. In the event that these sources of cash are not sufficient to meet the Company’s requirements, additional sources of cash are expected to be obtained from the Company’s credit facilities to fund its daily operating activities. Our revolving credit agreement, which expires on October 8, 2015, requires compliance with certain financial covenants, including minimum tangible net worth, fixed charge coverage ratio and total funded debt to earnings before interest, taxes, depreciation, amortization and patronage dividends (“EBITDAP”). While the Company is currently in compliance with all required covenants and expects to remain in compliance, this does not guarantee the Company will remain in compliance in future periods.

As of October 2, 2010, the Company believes it has sufficient cash flow from operations and availability under the revolving credit agreement to meet operating needs, capital spending requirements and required debt repayments through October 8, 2015. However, if access to operating cash or to the revolving credit agreement becomes restricted, the Company may be compelled to seek alternate sources of cash. The Company cannot assure that alternate sources will provide cash on terms favorable to the Company. Consequently, the inability to access alternate sources of cash on terms similar to its existing agreement could adversely affect the Company’s operations.

The value of our benefit plan assets and liabilities is based on estimates and assumptions, which may prove inaccurate.    The Company’s non-union employees participate in a Company sponsored defined benefit pension plan and Company sponsored postretirement benefit plans. Certain eligible union and non-union employees participate in separate plans providing payouts for unused sick leave. Officers of the Company also participate in a Company sponsored Executive Salary Protection Plan (“ESPP”), which provides additional post-termination retirement income based on each participant’s salary and years of service as an officer of the Company. The postretirement plans provide medical benefits for retired non-union employees, life insurance benefits for retired non-union employees for which active non-union employees are no longer eligible, and lump-sum payouts for unused sick days covering certain eligible union and non-union employees. Liabilities for the ESPP and postretirement plans are not funded. The Company accounts for these benefit plans in accordance with ASC Topic 715, “Compensation – Retirement Benefits” and ASC Topic 712, “Compensation – Nonretirement Postemployment Benefits,” which require the Company to make actuarial assumptions that are used to calculate the carrying value of the related assets, where applicable, and liabilities and the amount of expenses to be recorded in the Company’s consolidated financial statements. Assumptions include the expected return on plan assets, discount rates, health care cost trend rate, projected life expectancies of plan participants and anticipated salary increases. While we believe the underlying assumptions are appropriate, the carrying value of the related assets and liabilities and the amount of expenses recorded in the consolidated financial statements could differ if other assumptions are used.

The credit and liquidity crisis in the United States and throughout the global financial system triggered substantial volatility in the world financial markets and banking system. As a result, the investment portfolios of the Company’s defined benefit pension plans incurred a significant decline in fair value during fiscal 2008. While the value of the investment portfolios has stabilized during fiscal 2009 and increased in fiscal 2010, the values of the plans’ individual investments have and will fluctuate in response to changing market conditions, the amount of gains or losses that will be recognized in subsequent periods, if any, cannot be determined.

Accounting pronouncements may necessitate companies who issue and redeem shares based on book value to redefine the method used to value their shares.    Accounting pronouncements that require adjustments to shareholders’ equity have the potential to impact companies whose equity securities are issued and redeemed at book value (“book value companies”) disproportionately more than companies whose share values are market-based (“publicly traded”). While valuations of publicly traded companies are primarily driven by their income statement and cash flows, the traded value of the shares of book value companies, however, may be immediately impacted by adjustments affecting shareholders’ equity upon implementation. Therefore, such pronouncements may necessitate companies who issue and redeem shares based on book value to redefine the method used to value their shares. As such, the Company modified its Exchange Value Per Share calculation as of September 30, 2006 to exclude accumulated other comprehensive earnings (loss) from Book Value (see Item 1, “Business—Capital Shares”), thereby excluding the potentially volatile impact that (1) ASC Topic 715-20, “Compensation—Retirement Benefits—Defined Benefit Plans—General”, and (2) changes in unrealized gains and losses, net of taxes, on available for sale investments would have on shareholders’ equity and Exchange Value Per Share.

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

A strike or work stoppage by employees could disrupt our business. The inability to negotiate acceptable contracts with the unions could result in a strike or work stoppage and increased operating costs resulting from higher wages or benefits paid to union members or replacement workers.    Such outcome could have a material negative impact on the Company’s operations and financial results. Approximately 60% of Unified’s employees are covered by collective bargaining agreements that have various expiration dates ranging through 2015.

If we fail to maintain an effective system of internal controls, we may not be able to detect fraud or report our financial results accurately, which could harm our business and we could be subject to regulatory scrutiny.    Pursuant to Section 404 of the Sarbanes-Oxley Act of 2002, Unified performs an annual evaluation of its internal controls over financial reporting, and Unified’s independent registered public accounting firm tests and evaluates the design and operating effectiveness of such controls. In July 2010, Congress passed the Dodd-Frank Wall Street Reform and Consumer Protection Act (the “Reform Act”), which was subsequently signed into law. The Reform Act includes a provision that indefinitely exempts companies that qualify as either a non-accelerated filer or smaller reporting company from the auditor attestation requirement of Section 404(b) of the Sarbanes-Oxley Act of 2002. For Unified’s fiscal year ending October 2, 2010, and subsequent foreseeable fiscal years, we expect to be exempt from such requirement. Although the Company believes its internal controls are operating effectively, the Company cannot guarantee that it will not have any material weaknesses in the future. In addition, any failure to implement required new or improved controls, or difficulties encountered in their implementation, could harm the Company’s operating results or cause the Company to fail to meet its reporting obligations.

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

Members’ Class A, Class B and Class E Shares are subject to risk of loss.    Class A and Class B Shares are purchased and sold at purchase prices equal to the Exchange Value Per Share at the close of the last fiscal year end prior to the date the shares are purchased or sold. Class E Shares are purchased and sold at a value of $100 per share. If a Member were to sell shares at a price that is less than the price at which the shares were purchased, a Member may lose all or a portion of their investment in the Class A, Class B or Class E Shares. See “OFFERING OF CLASS A SHARES, CLASS B SHARES AND CLASS E SHARES—Exchange Value Per Share” in the Company’s Post-Effective Amendment No. 1 to Registration Statement on Form S-1 filed on January 25, 2010, with respect to the Company’s offering of Class A Shares, Class B Shares and Class E Shares for further information.

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

Members are required to purchase stock, and may be required to make cash deposits, in Unified. The lack of liquidity in these investments may make attracting new Members difficult and may cause existing Members to withdraw from membership.    Members are required to meet specific capital requirements, which include capital stock ownership and may include required cash deposits. These investments by Members are a principal source of our capital, and in fiscal 2010, approximately 81% of our net sales were to Members. We compete with other wholesale suppliers who are not structured as cooperatives and therefore have no investment requirements for customers. Our requirements to purchase stock or maintain cash deposits may become an obstacle to retaining existing business and attracting new business. For a discussion of required Member equity investments and deposits, see Item 1, “Business—Capital Shares—Class B Shares” and Item 1, “Business—Member Equity Investments.”

The Company’s by-laws give the Board of Directors complete discretion in the redemption of the stock of terminated Members and Members with excess stock. Furthermore, required cash deposits are contractually subordinated and subject to the prior payment in full of certain senior indebtedness of the Company. For a discussion of the limitations on the redemption of capital stock and the subordination of cash deposits, see Item 1, “Business—Capital Shares—Redemption of Capital Shares,” Item 1, “Business—Member Equity Investments” and Item 1, “Business—Pledge of Shares, Patronage Certificates and Guarantees.” These limitations on the obligation of the Company to redeem capital stock or repay the cash deposits of Members may cause Members to withdraw from membership or potential Members to not become Members.

Severe weather, natural disasters and adverse climate changes may adversely affect the Company’s financial condition and results of operations.    Severe weather conditions, such as hurricanes or tornadoes, or natural disasters, such as earthquakes or fires, in areas in which the Company has distribution facilities, or in which customers’ stores are located, or from which the Company obtains products may adversely affect the Company’s results of operations. Such conditions may cause physical damage to the Company’s properties, closure of one or more of the Company’s distribution facilities, closure of customers’ stores, lack of an adequate work force in a market, temporary disruption in the supply of products, disruption in the transport of goods, delays in the delivery of goods to the Company’s distribution centers or customer stores and a reduction in the availability of products the Company offers. In addition, adverse climate conditions and adverse weather patterns, such as drought or flood, that impact growing conditions and the quantity and quality of crops yielded by food producers may adversely affect the availability or cost of certain products within the grocery supply chain. The Company has developed extensive business resumption plans to ensure the continued operation in the event of a natural disaster, terrorism or war. However, there is still the possibility that the plans may not be effective in a timely manner and a significant disruption to the Company’s business could occur. In addition, while the Company carries insurance to cover business interruption and damage to buildings and equipment, some of the insurance carries high deductibles. Any of these factors may disrupt the Company’s business and adversely affect the Company’s financial condition and results of operations.

Item 1B.    UNRESOLVED STAFF COMMENTS

Not applicable.

Item 2.    PROPERTIES

The Company’s corporate offices, warehouses and manufacturing facilities as of October 2, 2010 are summarized as follows:

	Approximate Square Footage
Description	Owned	Leased
Corporate offices(1)	73,567	285,367
Dry warehouses	2,165,123	1,038,391
Refrigerated warehouses	645,987	408,471
Manufacturing facilities	181,206	—

These properties are located in Arizona, California, Oregon and Washington. The Company considers that its properties are generally in good condition, are well maintained, and are generally suitable and adequate to carry on the Company’s business. Certain real and personal property of the Company collateralizes its senior secured notes to certain insurance companies and pension funds under a note purchase agreement dated September 29, 1999 (as amended, the “Senior Note Agreement”) as amended and restated effective January 6, 2006. See Note 7 of Notes to Consolidated Financial Statements in Part II, Item 8 “Financial Statements and Supplementary Data” for additional information.

(1)	Includes corporate offices for both Wholesale Distribution and Insurance segments.

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

Item 4.    [REMOVED AND RESERVED]

Additional Item.    EXECUTIVE OFFICERS OF THE REGISTRANT

Please refer to the information under Part III, Item 10, “Directors and Executive Officers of the Registrant” for information regarding the executive officers of the Registrant.

Part II

Item 5.    MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

There is no established public trading market for the Company’s Class A, Class B, Class C or Class E Shares. As of December 10, 2010, the Company’s Class A Shares (168,000 shares outstanding) were held of record by 480 shareholders, Class B Shares (451,772 shares outstanding) were held of record by 541 shareholders, Class C Shares were held of record, one share each, by 15 directors of Unified, and the Company’s Class E Shares (251,808 shares outstanding) were held of record by 738 shareholders.

Company Purchases of Equity Securities

Period	Total Number of Class A Shares Purchased	Average Price Paid Per Share
July 4, 2010 – July 31, 2010	—	—
August 1, 2010 – August 28, 2010	3,150	$290.37
August 29, 2010 – October 2, 2010	—	—

Total	3,150	$290.37

The repurchase of Class A Shares, Class B Shares or Class E shares is solely at the discretion of the Board.

Dividends

On October 2, 2008, the Board declared a 4% cash dividend (approximately $0.8 million) on the outstanding Class E Shares of the Company as of September 27, 2008, which was paid in January 2009. Cash dividends are not generally paid by the Company and may be declared in unique circumstances solely at the discretion of the Board. See Note 12 of Notes to Consolidated Financial Statements in Part II, Item 8 “Financial Statements and Supplementary Data” for additional information.

Performance Graph

The following graph sets forth the five-year cumulative total shareholder return on the Company’s shares as compared to the cumulative total shareholder return for the same period of the Company’s Peer Group and the S&P 500 Index. The Company’s Peer Group consists of Nash Finch Company, Spartan Stores, Inc. and Supervalu, Inc. These companies were selected on the basis that the companies, although unlike Unified in that they are not structured as cooperative organizations, have certain operational characteristics that are similar to Unified. For example, each of the companies is a full-line distributor of grocery products. While all shares of the companies included in the Peer Group are publicly traded, the Company’s shares are privately held. The Company exchanges its Class A Shares and Class B Shares with its Members at Exchange Value Per Share (see Item 1, “Business— Capital Shares”). The Company’s Class A and Class B Shares are purchased and sold based on the Exchange Value Per Share of the Company at the close of the last fiscal year end prior to sale or purchase. Accordingly, the graphical presentation of the cumulative total return of the companies included in the Peer Group reflects the incremental change in book value of the shares of those companies. In fiscal year 2006, the Company modified the method used to compute the Exchange Value Per Share to exclude Other Comprehensive Income. In fiscal year 2010, at the Company’s annual meeting of shareholders held on February 23, 2010, the shareholders authorized the Board, in its sole discretion, to retain a portion of the Company’s annual earnings from its non-patronage business and not allocate those earnings to the Exchange Value. Additionally, the Company modified its Exchange Value Per Share computation, effective for fiscal year-end 2010, to also exclude from Book Value non-allocated retained earnings (loss) and the redemption value of unredeemed shares tendered for redemption, and to exclude the number of shares tendered for redemption from the outstanding number of Class A and Class B Shares (see Item 1, “Business—Capital Shares”). The book value of the members of the peer group have been computed based on total equity, less other accumulated comprehensive income, divided by the number of outstanding shares for the years 2006 through 2010.

The comparison assumes $100 was invested on October 1, 2006 in the shares of the Company, the shares of the Peer Group and in each of the foregoing indices through October 2, 2010. The historical cost performance on the following graph is not necessarily indicative of future historical cost performance.

This graph shall not be deemed incorporated by reference by any general statement incorporating by reference this Annual Report on Form 10-K into any filing under the Securities Act of 1933 or the Securities Exchange Act of 1934, except to the extent that the Company specifically incorporates this information by reference, and shall not otherwise be deemed filed under such Acts.

Comparison of Five Year* Cumulative Total Return

Among Unified Grocers, Inc., S&P 500 Index and Peer Group

*	Fiscal years ended, September 30, 2006, September 29, 2007, September 27, 2008, October 3, 2009 and October 2, 2010.

Item 6.    SELECTED FINANCIAL DATA

The selected financial information below has been compiled from the audited consolidated financial statements of Unified for the fiscal years ended October 2, 2010, October 3, 2009, September 27, 2008, September 29, 2007 and September 30, 2006. The following selected consolidated financial data should be read in conjunction with the Company’s consolidated financial statements and the notes thereto (see Part II, Item 8, “Financial Statements and Supplementary Data”) and the information contained in Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations.” Historical results are not necessarily indicative of future results.

(dollars in thousands, except Exchange Value Per Share)
Fiscal Year Ended†(d)	October 2, 2010 (52 Weeks)	October 3, 2009 (53 Weeks)(b)	September 27, 2008 (52 Weeks)(c)	September 29, 2007 (52 Weeks)	September 30, 2006 (52 Weeks)
Net sales	$3,921,059	$4,050,678	$4,104,775	$3,133,441	$2,953,823
Operating income	42,650	51,018	64,432	55,706	59,353
Earnings before patronage dividends and income taxes	31,139	39,335	48,611	41,866	45,027
Patronage dividends	14,038	16,723	22,059	17,680	20,973
Net earnings	10,978	14,755	17,369	14,406	16,142
Total assets	927,688	915,553	903,282	751,188	717,115
Long-term notes payable	224,926	228,422	254,089	170,010	153,184
Exchange Value Per Share(a)	304.48	290.37	273.97	245.79	222.82

†	The Company’s fiscal year ends on the Saturday nearest September 30.

(a)	The Company exchanges its Class A Shares and Class B Shares with its Members at a price that is based on a formula and is approved by the Board (“Exchange Value Per Share”). Prior to September 30, 2006, the Company computed the Exchange Value Per Share of the Class A and Class B Shares as Book Value divided by the number of Class A and Class B Shares outstanding at the end of the fiscal year. Book Value is computed based on the sum of the fiscal year end balances of Class A and Class B Shares, plus retained earnings, plus (less) accumulated other comprehensive earnings (loss). Commencing September 30, 2006, the Company computed its Exchange Value Per Share computation excluding accumulated other comprehensive earnings (loss) from Book Value. At the Company’s annual meeting of shareholders held on February 23, 2010, the shareholders authorized the Board, in its sole discretion, to retain a portion of the Company’s annual earnings from its non-patronage business and not allocate those earnings to the Exchange Value. Additionally, on February 23, 2010, the Company modified its Exchange Value Per Share computation, effective for fiscal year-end 2010, to also exclude from Book Value non-allocated retained earnings (loss) and the redemption value of unredeemed shares tendered for redemption, and to exclude the number of shares tendered for redemption from the outstanding number of Class A and Class B Shares. Exchange Value Per Share does not necessarily reflect the amount the net assets the Company could be sold for or the dollar amount that would be required to replace them.

(b)	The fiscal year ended October 3, 2009 had 53 weeks while the other fiscal years presented in Selected Financial Data had 52 weeks. This additional week resulted in an additional $79.0 million of net sales being recorded in the fiscal year ending October 3, 2009 compared to the fiscal year ending September 27, 2008.

(c)	Results subsequent to the Company’s purchase in early fiscal 2008 of certain assets and assumption of certain liabilities of Associated Grocers, Incorporated and its subsidiaries (the “Acquisition”) are included in the results of operations for the full fiscal year ended September 27, 2008. Fiscal years prior to September 27, 2008 do not reflect the impact of the Acquisition on the Company’s financial statements.

(d)	The following items are not included within Selected Financial Data because they are not applicable to the Company’s operations: income from continuing operations per common share, redeemable preferred stock (within long-term obligations), and cash dividends per common share.

Item 7.    MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Forward-Looking Information

This report contains “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995. These statements relate to expectations concerning matters that (a) are not historical facts, (b) predict or forecast future events or results, or (c) embody assumptions that may prove to have been inaccurate. These forward-looking statements involve risks, uncertainties and assumptions. When the Company uses words such as “believes,” “expects,” “anticipates” or similar expressions, the Company is making forward-looking statements. Although Unified believes that the expectations reflected in such forward-looking statements are reasonable, the Company cannot give readers any assurance that such expectations will prove correct. The actual results may differ materially from those anticipated in the forward-looking statements as a result of numerous factors, many of which are beyond the Company’s control. Important factors that could cause actual results to differ materially from the Company’s expectations include, but are not limited to, the factors discussed in the sections entitled Item 1A, “Risk Factors” and “Critical Accounting Policies and Estimates” within “Management’s Discussion and Analysis of Financial Condition and Results of Operations.” All forward-looking statements attributable to Unified are expressly qualified in their entirety by the factors that may cause actual results to differ materially from anticipated results. Readers are cautioned not to place undue reliance on these forward-looking statements, which reflect management’s opinion only as of the date hereof. The Company undertakes no duty or obligation to revise or publicly release the results of any revision to these forward-looking statements. Readers should carefully review the risk factors described in this document as well as in other documents the Company files from time to time with the Securities and Exchange Commission.

COMPANY OVERVIEW

Unified, a California corporation organized in 1922 and incorporated in 1925, is a retailer-owned, grocery wholesale cooperative serving supermarket, specialty and convenience store operators primarily located in the western United States and the Pacific Rim. In early fiscal 2008, we purchased certain assets and assumed certain liabilities of Associated Grocers (“AG”). AG primarily served the Pacific Northwest, Alaska and the Pacific Rim. The Acquisition has strengthened our presence in those markets. This Acquisition increased sales volume and is expected to allow Unified to sustain $4 billion in net sales annually, thus providing the independent retailers served by Unified an increased profile with the vendor community, improved retail market share in the Pacific Northwest and the benefit of distributing fixed costs and the cost of capital and overhead over a larger sales base. Our customers range in size from single store operators to regional supermarket chains. We operate our business in two reportable business segments: (1) Wholesale Distribution and (2) Insurance. All remaining business activities are grouped into “All Other” (see Note 16 of Notes to Consolidated Financial Statements in Item 8, “Financial Statements and Supplementary Data”).

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

Sales Highlights and Other Information—Fiscal 2010

Our net sales were $3.921 billion for the fiscal year ended October 2, 2010 (“2010 Period”) as compared to net sales of $4.051 billion in the fiscal year ended October 3, 2009 (“2009 Period”), an overall net sales decrease of $129.6 million, or 3.2%. The following table presents the key factors contributing to the change in net sales during the 2010 Period:

(dollars in millions)
Key Net Sales Changes	(Decrease) Increase
Net new customers added in the 2010 Period	$13.7
Additional week in the 2009 Period	(79.0)
Decline in sales due to economic conditions	(64.3)
Change in net sales	$(129.6)

Industry Overview and the Economic Environment

Unified was impacted by changes in the overall economic environment during the 2010 Period. See Item 1, “Business—Industry Overview and the Company’s Operating Environment—Economic Factors,” for a discussion of how we are impacted by changes in overall economic conditions, particularly price volatility associated with the costs of certain commodities, ingredients used in our manufactured products and packaged goods purchased from suppliers.

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

The current challenging economic climate and credit market turmoil during the 2010 Period, combined with uncertainties related to energy prices, availability of credit, difficulties in the banking and financial services sectors, the decline in the housing market, diminished market liquidity, and high unemployment rates, have negatively impacted consumer confidence and spending and resulted in consumers behaving more cautiously than in previous years, causing them to place a higher emphasis on lower prices. Job losses have also caused greater demographic shifts that can change the composition of consumers and their related product focus in a given marketplace. These conditions contributed to reductions in consumer spending, including a shift in customer demand, which impacted the Company’s sales growth. We anticipate these same conditions will continue during our next fiscal year.

Results of Operations

The following discussion of the Company’s financial condition and results of operations should be read in conjunction with Item 6, “Selected Consolidated Financial Data” and Item 8, “Financial Statements and Supplementary Data,” specifically Note 16 of Notes to Consolidated Financial Statements, “Segment Reporting.” Certain statements in the following discussion are not historical in nature and should be considered to be forward-looking statements that are inherently uncertain.

The following table sets forth selected consolidated financial data of Unified expressed as a percentage of net sales for the periods indicated below:

Fiscal Year Ended	October 2, 2010	October 3, 2009	September 27, 2008
Net sales	100.0%	100.0%	100.0%
Cost of sales	90.9	90.9	90.3
Distribution, selling and administrative expenses	8.0	7.8	8.1

Operating income	1.1	1.3	1.6
Interest expense	0.3	0.3	0.4
Patronage dividends	0.4	0.4	0.6
Income taxes	0.2	0.2	0.2

Net earnings	0.2%	0.4%	0.4%

Fiscal Year Ended October 2, 2010 (“2010 Period”) Compared to Fiscal Year Ended October 3, 2009 (“2009 Period”)

Overview of the 2010 Period. Our consolidated operating income decreased by $8.4 million to $42.6 million in the 2010 Period compared to $51.0 million in the 2009 Period.

The overall decrease in operating income is summarized in our operating segments and other business activities as follows:

•

Wholesale Distribution Segment:    The Wholesale Distribution segment’s operating income was $38.1 million in the 2010 Period compared to $46.0 million in the 2009 Period. The $7.9 million decrease in operating income was due, in large part, to the general decline in net sales and higher non-union pension and postretirement expense, partially offset by lower overall distribution, selling and administrative expenses.

•

Insurance Segment:    Operating income decreased $0.5 million in our Insurance segment to $4.6 million in the 2010 Period compared to $5.1 million in the 2009 Period. This decrease was primarily due to recording an estimated reserve for a customer’s fire-related claims loss in the 2010 Period and a reduction of loss reserves in the 2009 Period. Partially offsetting the decrease was an increase in net sales during the 2010 Period from the sale of investments at a gain.

•	All Other: All Other business activities primarily consist of our finance subsidiary. Operating income was a marginal loss for both the 2010 and 2009 Periods.

The following tables summarize the performance of each business segment for the 2010 and 2009 Periods.

Wholesale Distribution Segment

(dollars in thousands)
	2010	2009	Difference
Net sales	$3,904,102	$4,035,859	$(131,757)
Cost of sales	3,561,415	3,680,822	(119,407)
Distribution, selling and administrative expenses	304,565	309,080	(4,515)

Operating income	$38,122	$45,957	$(7,835)

Insurance Segment

(dollars in thousands)
	2010	2009	Difference
Gross sales—premiums earned and investment income	$29,794	$27,247	$2,547
Inter-segment eliminations	(13,538)	(13,043)	(495)

Net sales—premiums earned	16,256	14,204	2,052
Cost of sales (including underwriting expenses)	4,805	2,400	2,405
Selling and administrative expenses	6,834	6,710	124

Operating income	$4,617	$5,094	$(477)

All Other

(dollars in thousands)
	2010	2009	Difference
Gross sales	$974	$1,097	$(123)
Inter-segment eliminations	(273)	(482)	209

Net sales	701	615	86
Selling and administrative expenses	790	648	142

Operating loss	$(89)	$(33)	$(56)

Net sales.    Consolidated net sales decreased $129.6 million, or 3.2%, to $3.921 billion in the 2010 Period compared to $4.051 billion for the 2009 Period. Factors impacting net sales are as follows:

•

Wholesale Distribution Segment:    Net Wholesale Distribution sales decreased $131.8 million to $3.904 billion in the 2010 Period compared to $4.036 billion for the 2009 Period. The table below illustrates the key changes in net sales from the 2009 Period to the 2010 Period:

(dollars in millions)
Key Net Sales Changes	(Decrease) Increase
Net new customers added in the 2010 Period	$13.7
Additional week in the 2009 Period	(79.0)
Decline in sales due to economic conditions	(66.5)
Change in net sales	$(131.8)

Net New Customers

•	During the 2010 Period, we added $13.7 million in sales as a result of new customers previously served by other wholesalers, net of discontinued customers who are no longer being served by us.

53 Weeks

•	The 2010 Period has 52 weeks while the 2009 Period had 53 weeks. This additional week resulted in an additional $79.0 million of net sales being recorded in the 2009 Period.

Sales Decline due to Economic Conditions

•

Net sales declined $66.5 million due to the general decline in economic conditions, including a shift in customer demand towards lower cost items such as our corporate brands for center store products.

•

Insurance Segment:    Net sales, consisting principally of premium revenues and investment income, increased $2.1 million to $16.3 million in the 2010 Period compared to $14.2 million in the 2009 Period. The increase is primarily related to increases in premiums related to liability coverage and investment income, offset by reduced commission income.

•	All Other: Net sales increased $0.1 million to $0.7 million in the 2010 Period compared to $0.6 million for the 2009 Period.

Cost of sales (including underwriting expenses).    Consolidated cost of sales decreased $117.0 million to $3.566 billion for the 2010 Period compared to $3.684 billion for the 2009 Period and comprised 90.9% of consolidated net sales for both the 2010 and 2009 Periods. Factors impacting cost of sales are as follows:

•

Wholesale Distribution Segment:    Cost of sales decreased by $119.4 million to $3.561 billion in the 2010 Period compared to $3.680 billion in the 2009 Period. As a percentage of net wholesale sales, cost of sales was 91.2% for both the 2010 and 2009 Periods.

•

Insurance Segment:    Cost of sales primarily consists of claims loss and loss adjustment expenses, underwriting expenses, commissions, premium taxes and regulatory fees. Cost of sales increased $2.4 million to $4.8 million in the 2010 Period compared to $2.4 million in the 2009 Period. The increase in cost of sales in the 2010 Period is due primarily to (1) an increase in reserves for an insurance claim by a customer related to a fire loss in the 2010 Period estimated at $1.1 million, and (2) a change in loss reserves, from a $1.9 million decline in reserves in the 2009 Period to a $0.8 million decline in reserves in the 2010 Period, based on improved claims loss experience for earlier periods. Additionally, the cost of insurance and the sufficiency of loss reserves are also impacted by actuarial estimates based on a detailed analysis of health care cost trends, mortality rates, claims history, demographics and industry trends. As a result, the amount of loss reserves and future expenses is significantly affected by these variables and may significantly change, depending on the cost of providing benefits and the results of further legislative action. See additional discussion related to insurance reserves under “Risk Factors”—“Our insurance reserves may be inadequate if unexpected losses occur.”

Distribution, selling and administrative expenses.    Consolidated distribution, selling and administrative expenses decreased $4.2 million to $312.2 million for the 2010 Period compared to $316.4 million for the 2009 Period and comprised 8.0% and 7.8% of consolidated net sales for the 2010 and 2009 Periods, respectively. Factors impacting distribution, selling and administrative expenses are as follows:

•

Wholesale Distribution Segment:    Distribution, selling and administrative expenses decreased $4.5 million to $304.5 million in the 2010 Period compared to $309.0 million in the 2009 Period. These expenses comprised 7.8% and 7.7% of net wholesale sales for the 2010 and 2009 Periods, respectively. Factors impacting distribution, selling and administrative expenses are as follows:

•

Pension and Postretirement Expense:    Pension and postretirement expenses for our employees, primarily related to our non-union benefit plans, increased by $4.7 million, or 0.2% as a percent of net wholesale sales. The increase is due primarily to a reduction from 7.0% to 5.75% in the discount rate used to determine pension and postretirement plan liabilities at the beginning of fiscal 2010 (upon which current year expense is based), along with a lower-than-expected return on the asset portfolio of the cash balance plan resulting from the overall decline in market conditions during the two previous fiscal years.

•

Other Expense Changes:    General expenses decreased $9.2 million due primarily to the Company’s continued focus on cost containment, but only 0.1% as a percent of net wholesale sales, due to the leveraging effect of reduced sales.

•

Insurance Segment:    Selling and administrative expenses for the Insurance segment increased $0.1 million to $6.8 million for the 2010 Period compared to $6.7 million for the 2009 Period. The increase in expense is primarily due to on-going software maintenance and depreciation costs associated with a new policy management system implemented during the 2010 Period.

•	All Other: Selling and administrative expenses for the Company’s All Other business activities for the 2010 Period were $0.8 million compared to $0.6 million for the 2009 Period.

Interest.    Interest expense decreased $0.2 million to $11.5 million in the 2010 Period compared to $11.7 million in the 2009 Period and comprised 0.3% of consolidated net sales for both the 2010 and 2009 Periods, respectively. Factors contributing to the decrease in interest expense are as follows:

•	Interest expense on our primary debt instruments was $10.4 million and $10.6 million for the 2010 and 2009 Periods, respectively, a reduction of $0.2 million.

•

Interest Rates:    Interest expense increased $0.1 million over the 2009 Period due to an increase in our effective borrowing rate. Our effective borrowing rate for the combined primary debt, made up of the revolving line of credit and senior secured notes, was 4.3% and 4.2% for the 2010 and 2009 Periods, respectively. The rate increase was due to a higher proportion of the senior secured notes in the primary debt. On November 3, 2009, the Company amended its senior note agreement with John Hancock Life Insurance Company to add an additional layer of Tranche C Notes with an aggregate value of $25 million at a fixed rate of 6.82%. The funds were used to reduce borrowings under Unified’s revolving line of credit.

•

Weighted Average Borrowings:    Interest expense decreased by $0.3 million from the 2009 Period as a result of lower outstanding debt. Weighted average borrowings decreased by $7.1 million primarily due to reduced inventory levels.

Borrowings on our revolving credit agreement are subject to market rate fluctuations. A 25 basis point change in the market rate of interest over the 2010 Period would result in a $0.3 million increase or decrease in corresponding interest expense.

•	Interest expense on all our other outstanding debt instruments was $1.1 million in both the 2010 and 2009 Periods.

Patronage dividends.    Patronage dividends for the 2010 Period were $14.0 million, compared to $16.7 million in the 2009 Period, a decrease of 16.1%. Patronage dividends for the 2010 Period consisted of the patronage earnings from the Company’s three patronage earning divisions: the Southern California Dairy Division, the Pacific Northwest Dairy Division and the Cooperative Division. For the 2010 and 2009 Periods, respectively, the Company had patronage earnings of $11.9 million and $10.2 million in the Southern California Dairy Division, $1.7 million and $1.6 million in the Pacific Northwest Dairy Division and $0.4 million and $4.9 million in the Cooperative Division. The increase in the Southern California Dairy Division patronage income was due to an increase in Member sales volume. The decline in the Cooperative Division patronage earnings was primarily due to the general decline in net sales and higher non-union pension and postretirement expense, partially offset by lower overall distribution, selling and administrative expenses.

Income taxes.    Income tax expense was $6.1 million for the 2010 Period compared to $7.9 million for the 2009 Period. The Company’s effective income tax rate was 35.8% for the 2010 Period compared to 34.7% for the 2009 Period. The lower than statutory rate in the 2010 and 2009 Periods reflects favorable adjustments due to life insurance and state tax credits.

Other Comprehensive (Loss) Earnings, Net of Income Taxes (“OCI”).    Our OCI net loss was $3.5 million in the 2010 Period compared to a net loss of $24.6 million in the 2009 Period (see Note 1 to “Notes to Consolidated Financial Statements” in Part II, Item 8, “Financial Statements and Supplementary Data”). OCI is excluded from the calculation of Exchange Value Per Share (see Note 12 to “Notes to Consolidated Financial Statements” in Part II, Item 8, “Financial Statements and Supplementary Data”).

•

Unrealized Net Holding Gain (loss) on Investments:    Our investments are primarily made up of bonds in our insurance segment portfolio. We experienced an unrealized gain of $0.7 million in the 2010 Period compared to an unrealized gain of $3.5 million in the 2009 Period.

•

Defined Benefit Pension Plans and Other Postretirement Benefit Plans:    This component of OCI primarily represents the non-cash amount to record the ultimate future liability for pension obligations net of the value of our pension fund assets pursuant to ASC Topic 715-20 “Compensation —Retirement Benefits—Defined Benefits Plans—General.” We experienced a $4.2 million loss in the 2010 Period compared to a $28.1 million loss in the 2009 Period.

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

The following tables summarize the performance of each business segment for the 2009 and 2008 Periods.

Wholesale Distribution Segment

(dollars in thousands)
	2009	2008	Difference
Net sales	$4,035,859	$4,091,475	$(55,616)
Cost of sales	3,680,822	3,705,888	(25,066)
Distribution, selling and administrative expenses	309,080	324,753	(15,673)

Operating income	$45,957	$60,834	$(14,877)

Insurance Segment

(dollars in thousands)
	2009	2008	Difference
Gross sales—premiums earned	$27,247	$28,367	$(1,120)
Inter-segment eliminations	(13,043)	(15,913)	2,870

Net sales—premiums earned and investment income	14,204	12,454	1,750
Cost of sales (including underwriting expenses)	2,400	1,889	511
Selling and administrative expenses	6,710	7,008	(298)

Operating income (loss)	$5,094	$3,557	$1,537

All Other

(dollars in thousands)
	2009	2008	Difference

Gross sales	$1,097	$1,797	$(700)
Inter-segment eliminations	(482)	(951)	469

Net sales	615	846	(231)
Selling and administrative expenses	648	805	(157)

Operating income (loss)	$(33)	$41	$(74)

Net sales.    Consolidated net sales decreased $54.1 million, or 1.3%, to $4.051 billion in the 2009 Period compared to $4.105 billion for the 2008 Period.

•

Wholesale Distribution Segment:    Net Wholesale Distribution sales decreased $55.6 million to $4.036 billion in the 2009 Period compared to $4.091 billion for the 2008 Period. The table below illustrates the key changes in net sales from the 2008 Period to the 2009 Period:

(dollars in millions)
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

•

Insurance Segment:    Net sales, consisting principally of premium revenues and investment income, increased $1.8 million to $14.2 million in the 2009 Period compared to $12.4 million in the 2008 Period. The increase is primarily related to increases in premiums related to liability coverage and investment income, offset by reduced commission income.

•	All Other: Net sales decreased $0.3 million to $0.6 million in the 2009 Period compared to $0.9 million for the 2008 Period.

Cost of sales (including underwriting expenses).    Consolidated cost of sales decreased $24.6 million to $3.684 billion for the 2009 Period compared to $3.709 billion for the 2008 Period and comprised 90.9% and 90.3% of consolidated net sales for the 2009 and 2008 Periods, respectively.

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

•

Vendor related activity contributed to a 0.2% increase in cost of sales as a percent of net wholesale sales. The change is primarily driven by a decrease in inventory holding gains (realized upon sale) due to a lack of vendor price increases as well as changes in vendor marketing activity. Furthermore, the 2008 Period included an abnormally large amount of vendor price increases. Our vendors and brokers are continually evaluating their go-to-market strategies to effectively promote their products. Changes in their strategies could have a favorable or unfavorable impact on our financial performance. See additional discussion under “Critical Accounting Policies and Estimates – Vendor Funds.”

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

Other Comprehensive (Loss) Earnings, Net of Income Taxes (“OCI”).    Our OCI net loss was $24.6 million in the 2009 Period compared to a net loss of $8.8 million in the 2008 Period (see Note 1 to “Notes to Consolidated Financial Statements” in Part II, Item 8, “Financial Statements and Supplementary Data”). OCI is excluded from the calculation of Exchange Value Per Share (see Note 12 to “Notes to Consolidated Financial Statements” in Part II, Item 8, “Financial Statements and Supplementary Data”).

•

Unrealized Net Holding Gain (loss) on Investments:    Our investments are primarily made up of bonds in our insurance segment portfolio. We experienced an unrealized gain of $3.5 million in the 2009 Period compared to an unrealized loss of $0.9 million in the 2008 Period.

•

Defined Benefit Pension Plans and Other Postretirement Benefit Plans:    This component of OCI primarily represents the non-cash amount to record the ultimate future liability for pension obligations net of the value of our pension fund assets pursuant to SFAS No. 158 “Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans” (“SFAS No. 158”), which is now incorporated within ASC Topic 715-20 “Compensation—Retirement Benefits—Defined Benefits Plans—General”, as adopted by the Company as of the fiscal year ended September 29, 2007. We experienced a $28.1 million loss in the 2009 Period compared to a $7.9 million loss in the 2008 Period.

Liquidity and Capital Resources

The Company finances its capital needs through a combination of internal and external sources. These sources include cash from operations, Member capital and other Member investments, bank borrowings, various types of long-term debt and lease financing. The Company believes that the combination of cash flows from operations, current cash balances, and available lines of credit, will be sufficient to service its debt, redeem Members’ capital shares, make income tax payments and meet its anticipated needs for working capital and capital expenditures (including facility expansion and/or replacement projects under consideration as discussed in Part I, Item 1, “Business—Facilities and Transportation”) through at least the next five fiscal years.

Cash Flow

The Company generated positive cash flow from operating activities during the 2010 Period. Cash from operations was used for investing and financing activities, including redemption of Members’ capital shares and investing in the Company’s infrastructure. The Company also reinvested proceeds from maturing investments.

As a result of these activities, net cash, consisting of cash and cash equivalents, decreased by $5.0 million to $5.9 million as of the fiscal year ended October 2, 2010, compared to $10.9 million as of the fiscal year ended October 3, 2009.

The following table summarizes the impact of operating, investing and financing activities on the Company’s cash flows for the 2010 and 2009 Periods:

(dollars in thousands)
Summary of Net Decrease in Total Cash and Cash Equivalents	2010	2009	Difference
Cash provided by operating activities	$31,424	$52,025	$(20,601)
Cash utilized by investing activities	(29,055)	(21,005)	(8,050)
Cash utilized by financing activities	(7,410)	(35,927)	28,517

Total decrease in cash and cash equivalents	$(5,041)	$(4,907)	$(134)

Net cash from operating, investing and financing activities decreased by $0.1 million to a decrease of $5.0 million for the 2010 Period compared to a decrease of $4.9 million for the 2009 Period. The decrease in net cash for the 2010 Period consisted of cash used in investing activities of $29.0 million and financing activities of $7.4 million offset by amounts provided from operating activities of $31.4 million. The primary factors contributing to the changes in cash flow are discussed below. Working capital was $194.2 million and $189.8 million, respectively, and the current ratio was 1.7 and 1.6 at October 2, 2010 and October 3, 2009, respectively.

Operating Activities:    Net cash provided by operating activities decreased by $20.6 million to $31.4 million provided in the 2010 Period compared to $52.0 million provided in the 2009 Period. The decrease in cash provided by operating activities compared to the 2009 Period was attributable primarily to (1) an increase between the periods of $10.2 million in accounts receivable, (2) a decrease between the periods in net cash flows related to inventories of $5.8 million, (3) an increase in deferred income taxes between the periods of $8.8 million, and (4) net cash used by other operating activities of $4.7 million. The foregoing decreases of $29.5 million in cash provided were offset by (1) decreases between the periods in cash used to fund pension plan assets of $1.4 million, (2) decreased cash used for the payment of prepaid expenses of $2.8 million, (3) decreases between the periods in cash used to pay accounts payable and accrued liabilities of $1.7 million, and (4) an increase in long-term liabilities between the periods of $3.0 million that was primarily attributable to an increase in pension and postretirement liabilities.

Investing Activities:    Net cash used by investing activities increased by $8.0 million to $29.0 million for the 2010 Period compared to $21.0 million in the 2009 Period. The increase in cash used by investing activities during the 2010 Period as compared to the 2009 Period was due mainly to (1) increases of $5.2 million in net investment activities by the Company’s insurance subsidiaries, consisting of the purchase and sale of securities to replace maturing investments in their portfolios, (2) increases in other assets of $3.7 million, primarily related to the change in value between the periods of the Company’s life insurance policy assets, and (3) increases in net notes receivable of $3.4 million, reflecting normal fluctuation in loan activity to Members for their inventory and equipment financing. The foregoing increases of $12.3 million were offset by decreases in capital expenditures of $4.3 million. Spending on investing activities is expected to be funded by existing cash balances, cash generated from operations or additional borrowings.

Financing Activities:    Net cash used by financing activities was $7.4 million for the 2010 Period compared to $35.9 million used in the 2009 Period. The net decrease of $28.5 million in cash used by financing activities for the 2010 Period as compared to the 2009 Period was due primarily to changes in the Company’s long-term and short-term notes payable and deferred financing fees, representing an increase in cash provided of $24.4 million resulting from increased borrowings in the 2010 Period, primarily due to the $25 million of senior debt issued in November, 2009. See “Outstanding Debt and Other Financing Arrangements” for further discussion. In addition, the Company’s cash used by Member investment and share activity decreased by $4.1 million. Future cash used by financing activities to meet capital spending requirements is expected to be funded by the Company’s continuing operating cash flow or additional borrowings.

Equity Enhancement Plan

In fiscal 2002, the Company initiated an equity enhancement plan designed to build equity in the Company for future investment in the business and other infrastructure improvements. In November 2002, the Company amended its Bylaws, increasing the required holdings of Class A Shares to 350 shares by the end of fiscal 2007.

In addition, in fiscal 2003, the Company introduced a new class of capital stock, denominated “Class E Shares.” The equity enhancement plan contemplated issuing Class E Shares as part of the patronage dividends issued in fiscal years 2003 through 2007 for the Cooperative Division. The equity enhancement plan was successfully completed in fiscal 2007. In fiscal 2009 and 2008, 30% of the Cooperative Division patronage dividend was issued in Class E Shares. Class E Shares are available to be issued in future years at the discretion of the Board.

Credit Facilities

Subsequent to fiscal year-end 2010, the Company entered into a Credit Agreement (the “Agreement”) on October 8, 2010, among the Company, the lenders party thereto, and Wells Fargo Bank, National Association, as Administrative Agent. The Agreement replaces the Company’s existing Credit Agreement described below, with substantially the same parties, terms and conditions.

The Agreement provides for a revolving credit facility with total commitments in the principal amount of $275 million. Borrowings under the Agreement may be made as revolving loans, swing line loans or letters of credit. The aggregate commitments under the Agreement may be increased from time to time, either through any of the existing lenders increasing its commitment or by means of the addition of new lenders, up to a maximum commitment of $400 million. While the consent of the lenders as a group is not required to any such increase, no individual lender is required to increase its own commitment to the Agreement. The Agreement expires on October 8, 2015, and is intended to refinance existing indebtedness, to finance capital expenditures, to finance working capital needs, to finance certain acquisitions and for general corporate purposes.

The Company’s obligations under the Agreement are guaranteed by certain of the Company’s subsidiaries, excluding its finance and insurance subsidiaries, and are secured by grants of security interests in the accounts receivable and inventory (subject to exceptions) of the Company and certain of its subsidiaries. The obligations are also senior to the rights of Members with respect to partially subordinated patrons’ deposit accounts and patronage dividend certificates, if any.

The Agreement provides for loans which bear interest at either the Base Rate or the Eurodollar Rate, in each case plus a margin based upon the Consolidated Total Funded Debt to EBITDAP Ratio. Eurodollar Rate Loans will bear interest margins (and letters of credit issued under the Agreement will bear letter of credit fees) of between 1.00% per annum and 2.00% per annum, based upon the Consolidated Total Funded Debt to EBITDAP Ratio of the Company. Base Rate Loans will bear interest margins of between 0.00% per annum and 1.00% per annum, dependent upon the Company’s Consolidated Total Funded Debt to EBITDAP Ratio. Undrawn portions of the commitments under the Agreement bear commitment fees at rates of between 0.20% per annum and 0.30% per annum, also dependent upon the Company’s Consolidated Total Funded Debt to EBITDAP Ratio. At October 2, 2010, the Company did not have any amounts outstanding under the Agreement.

During fiscal year 2010, the Company entered into a Second Amendment (the “Amendment”) to the Amended and Restated Credit Agreement dated as of December 5, 2006 (the “Credit Agreement”). The Amendment exercised a provision in the Credit Agreement to (i) increase the total committed funds available to the Company by $25 million from $250 million to $275 million, and (ii) add Fifth Third Bank to the Credit Agreement as a lender with a commitment of $25 million. Borrowings under the Credit Agreement may be made as revolving loans, swing line loans or letters of credit. The Credit Agreement was to expire on January 31, 2012, and was intended to finance capital expenditures, to finance working capital needs, to finance certain acquisitions and for general corporate purposes. See “Contractual Obligations and Commercial Commitments” herein for additional information.

The Company had outstanding borrowings of $105.3 million under the Credit Agreement as of October 2, 2010, with access to approximately $168.7 million of capital available under this facility (based on the amounts indicated above) to fund the Company’s continuing operations and capital spending requirements for the foreseeable future.

The Company’s amended and restated Senior Note Agreement with John Hancock Life Insurance Company (“Hancock”) (see “Outstanding Debt and Other Financing Arrangements” herein) provides $86.0 million of financing through notes that mature on January 1, 2016.

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

As of October 2, 2010, the Company was in compliance with all applicable covenants of its revolving Credit Agreement and Senior Note Agreement.

On September 24, 2010, the Company’s wholly-owned finance subsidiary entered into a Loan and Security Agreement providing total commitments in the principal amount of $15 million. As of October 2, 2010, the Company had $11 million outstanding under the Loan and Security Agreement. See “Outstanding Debt and Other Financing Arrangements—Member Financing” for further discussion.

Pension and Postretirement Benefit Plans

The Company sponsors a cash balance plan (the “Unified Cash Balance Plan”). The Unified Cash Balance Plan is a noncontributory defined benefit pension plan covering substantially all employees of the Company who are not subject to a collective bargaining agreement. Under the Unified Cash Balance Plan, participants are credited with an annual accrual based on years of service with the Company. Effective January 1, 2009, all qualifying employees of the Company not subject to a collective bargaining agreement accrue benefits pursuant to the Unified Cash Balance Plan. The Company also sponsors an Executive Salary Protection Plan (“ESPP”) that provides supplemental post-termination retirement income based on each participant’s salary and years of service as an officer of the Company. Funds are held in a rabbi trust for the ESPP consisting primarily of life insurance policies tied to underlying investments in the equity market and reported at cash surrender value and mutual fund assets consisting of various publicly-traded mutual funds reported at estimated fair value based on quoted market prices. See Note 13 “Benefit Plans” of Notes to Consolidated Financial Statements in Item 8, “Financial Statements and Supplementary Data” for additional discussion.

The Company’s net periodic benefit cost for its combined pension and other postretirement benefits was approximately $15.2 million for fiscal 2010 compared to $10.5 million for fiscal 2009.

The Company contributed $6.4 million to the Unified Cash Balance Plan during fiscal 2010, which is comprised of $3.3 million for the 2010 plan year and $3.1 million for the 2009 plan year. At this time, the Company expects to make estimated minimum contributions to the Unified Cash Balance Plan totaling $12.9 million during fiscal 2011, which is comprised of $5.1 million for the 2011 plan year and $7.8 million for the 2010 plan year. At its discretion, the Company may contribute in excess of these amounts. Additional contributions, if any, will be based, in part, on future actuarial funding calculations and the performance of plan investments. Additional contributions, if any, for the 2010 plan year will be due by September 15, 2011, while contributions for the 2011 plan year will be due by September 15, 2012.

The Company also made contributions of $15.0 million and $14.8 million for fiscal years 2010 and 2009, respectively, to collectively bargained, multi-employer defined benefit pension plans in accordance with the provisions of negotiated labor contracts.

In addition, the Company contributed $0.4 million to the ESPP during fiscal 2010 to fund benefit payments to participants. At this time, the Company expects to contribute $0.2 million to the ESPP to fund projected benefit payments to participants in fiscal 2011.

Assuming a long-term rate of return on plan assets of 8.50%, a discount rate of 5.25% for the Unified Cash Balance Plan, a discount rate of 4.25% for the ESPP, and certain other assumptions, the Company estimates that its combined pension expense for the Unified Cash Balance Plan and ESPP for fiscal 2011 will be approximately $11.4 million. Future pension expense will be affected by future investment performance, discount rates and other variables such as expected rate of compensation increases and mortality rates relating to plan participants. Decreasing both the discount rate and projected salary increase assumptions by 0.5% would increase the

Company’s projected fiscal 2011 pension expense for the Unified Cash Balance Plan by approximately $1.2 million. Decreasing only the discount rate assumption by 0.5% would increase the Company’s projected fiscal 2011 pension expense for the ESPP by approximately $0.3 million. Lowering the expected long-term rate of return on the Company’s plan assets (for the Unified Cash Balance Plan) by 0.50% (from 8.50% to 8.00%) would have increased its pension expense for fiscal 2010 by approximately $0.6 million. Similarly, lowering the expected long-term rate of return on the Company’s plan assets (for the Unified Cash Balance Plan) by 0.50% (from 8.50% to 8.00%) would increase the Company’s projected fiscal 2011 pension expense by approximately $0.7 million.

The credit and liquidity crisis in the United States and throughout the global financial system triggered substantial volatility in the world financial markets and banking system. As a result, the investment portfolio of the Unified Cash Balance Plan incurred a significant decline in fair value during fiscal 2008. While the value of the investment portfolio has stabilized during fiscal 2009 and increased in fiscal 2010, the values of the plan’s individual investments have and will fluctuate in response to changing market conditions; accordingly, the amount of gains or losses that will be recognized in subsequent periods, if any, cannot be determined.

The Company sponsors postretirement benefit plans that provide: (1) medical benefits for retired non-union employees, (2) life insurance benefits for a certain group of retired non-union employees (for which active non-union employees are no longer eligible), and (3) lump-sum payouts for unused sick days covering certain eligible union and non-union employees. In addition, as of the beginning of fiscal 2009, the Company adopted new provisions of ASC Topic 715-60 “Compensation—Retirement Benefits—Defined Benefit Plans—Other Postretirement.” Pursuant to the adoption guidance of ASC Topic 715-60, the Company recorded a liability for the future cost of life insurance provided on behalf of current and qualifying former officers of the Company and recognized, as a change in accounting principle, a cumulative effect adjustment charge to beginning retained earnings in its consolidated statement of financial position. See Note 14, “Postretirement Benefit Plans Other Than Pensions,” of Notes to Consolidated Financial Statements in Item 8, “Financial Statements and Supplementary Data” for additional information.

Assuming a discount rate of 5.25% and certain other assumptions, the Company estimates that postretirement expense for fiscal 2011 will be approximately $3.8 million. Future postretirement expense will be affected by discount rates and other variables such as expected rate of compensation increases and projected health care trend rates.

In March 2010, comprehensive health care reform legislation under the Patient Protection and Affordable Care Act (HR 3590) and the Health Care Education and Affordability Reconciliation Act (HR 4872) (collectively, the “Acts”) was passed and signed into law. The Acts contain provisions that could impact the Company’s accounting for retiree medical benefits in future periods. However, the extent of that impact, if any, cannot be determined until regulations are promulgated under the Acts and additional interpretations of the Acts become available. Included among the major provisions of the Acts is the elimination of the tax deduction for expenses reimbursed through a federal subsidy to plan sponsors who provide a prescription drug benefit that is at least actuarially equivalent to Medicare Part D. The Company sponsors prescription drug benefits to retirees through a third-party insured waiver program; therefore, the Company does not receive a subsidy under Medicare Part D. As such, the change mandated under this portion of the Acts did not directly impact the Company. See Note 14 “Postretirement Benefit Plans Other Than Pensions” of Notes to Consolidated Financial Statements in Item 8, “Financial Statements and Supplementary Data” for additional discussion.

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

Contractual Obligations and Commercial Commitments

As a result of the Acquisition, the Company has expanded service to the Pacific Northwest region through the addition of leased facilities in Seattle, Washington that include both dry and refrigerated warehouse space. The Company also assumed certain operating leases for office space and various service buildings related to the Seattle Operations. One facility was leased under a two-year term (beginning in fiscal 2007) that included two additional one-year renewal options. The Company has exercised these renewal options and extended the lease period to the third quarter of fiscal 2011. During the Company’s second fiscal quarter ended April 3, 2010, we extended the lease agreement for our Seattle facility to April 2015. The agreement includes rent increases on an annual basis. The Company may terminate the agreement after two (2) years by providing notice, which will become effective eighteen (18) months after receipt by the landlord. The Company is expected to make payments totaling approximately $20.5 million over the remaining term of the lease. A second facility has a five-year term with one additional five-year renewal option. The Company is expected to make payments totaling approximately $1.3 million over the remainder of the original five-year term; and doesn’t anticipate exercising the additional five-year option.

In connection with the Acquisition, the Company also assumed operating leases for certain transportation and office equipment. These leases require monthly payments over terms with expiration dates ranging from fiscal 2010 through fiscal 2015. The total amount due under these lease agreements is approximately $1.2 million.

At October 2, 2010, the Company was contingently liable with respect to five lease guarantees for certain Members with commitments expiring through 2026. The Company believes the locations underlying these leases are marketable and, accordingly, that it will be able to recover a substantial portion of the guaranteed amounts in the event the Company is required to satisfy its obligations under the guarantees. In addition to the lease guarantees, the Company also guarantees certain third-party loans issued to Members and standby letters of credit to certain beneficiaries. Accordingly, with respect to the third-party loan guarantees, the Company would be required to pay these obligations in the event of default by the Member. The Company would be obligated under the standby letters of credit to the extent of any amount utilized by the beneficiaries.

During fiscal 2006 and 2004, the Company entered into two lease guarantees with two of its Members. The guarantees have twenty-year and ten-year terms, respectively, and as of October 2, 2010, the maximum potential amount of future payments that the Company could be required to make as a result of the Member’s non-payment of rent is approximately $3.5 million and $1.2 million, respectively. Pursuant to FASB ASC Topic 460-10, “Guarantees—Overall,” Unified has recorded a liability in connection with these guarantee arrangements. These liabilities, which amount to approximately $0.3 million and $0.1 million, respectively, at October 2, 2010, represent the premiums receivable from the Members as consideration for the guarantees, and are deemed to be the fair value of the lease guarantees. The Company does not believe, based on historical experience and information currently available, that it is probable that any amounts will be required to be paid under these guarantee arrangements.

The Company’s contractual obligations and commercial commitments at October 2, 2010 are summarized as follows:

(dollars in thousands)
	Payments due by period
Contractual Obligations	Total	Less than 1 year	1-3 years	4-5 years	More than 5 years
Senior secured notes	$111,000	$2,550	$7,466	$8,543	$92,441
Revolving lines of credit	116,300	—	11,000	105,300	—
Operating lease obligations	107,121	23,646	40,613	18,192	24,670
Capital lease obligations	332	156	176	—	—
Self-Insurance reserves	51,586	14,000	22,265	8,099	7,222
Projected interest on contractual obligations	77,506	14,481	27,861	26,926	8,238

Total contractual cash obligations	$463,845	$54,833	$109,381	$167,060	$132,571

(dollars in thousands)
	Payments due by period
Other Commercial Commitments	Total	Less than 1 year	1-3 years	4-5 years	More than 5 years
Standby letters of credit	$1,500	$1,500	$—	$—	$—
Lease and loan guarantees	12,021	2,654	5,271	3,166	930
Loan Commitments	2,327	2,327	—	—	—

Total commercial commitments	$15,848	$6,481	$5,271	$3,166	$930

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

The following items have been excluded from the foregoing tables:

•	Projected funding obligations for the Unified Cash Balance Plan and ESPP ($12.9 million and $0.2 million, respectively, projected through fiscal 2011); and

•	Long-term liabilities for asset retirement obligations ($1.6 million at October 2, 2010).

The items above have been excluded from the foregoing tables based on the following:

•

Projected pension funding obligations—a reasonably reliable estimate of the timing and amount of future funding obligations cannot be determined beyond fiscal 2011 due to the uncertainty and variability of actuarial assumptions upon which the determination of such amounts is dependent.

•	Long-term liabilities for asset retirement obligations—a reasonably reliable estimate of the timing of future asset retirements and related incurrence of expense cannot be determined.

Obligations under the Company’s Unified Cash Balance Plan and ESPP are disclosed in Note 13 of Notes to Consolidated Financial Statements in Item 8, “Financial Statements and Supplementary Data.” Asset retirement obligations are included in long-term liabilities, other in the accompanying consolidated balance sheets as of October 2, 2010 and October 3, 2009.

The projected interest component on the Company’s contractual obligations was estimated based on the prevailing or contractual interest rates for the respective obligations over the period of the agreements (see Note 7 of Notes to Consolidated Financial Statements in Item 8, “Financial Statements and Supplementary Data”).

During August 2006, a Member of the Company, a related party as discussed in Note 19 of Notes to Consolidated Financial Statements in Item 8, “Financial Statements and Supplementary Data,” entered into a $1.1 million standby letter of credit agreement with our finance subsidiary to secure insurance coverage with Springfield Insurance Company, a wholly-owned subsidiary, in the event the Member is unable to meet its obligations. On October 20, 2009, the standby letter of credit agreement was increased to $1.5 million. The non-transferable standby letter of credit was terminated on August 23, 2010.

In addition, the Company also has $1.5 million in standby letters of credit outstanding at October 2, 2010, to secure various bank, insurance and vendor obligations.

Outstanding Debt and Other Financing Arrangements

The Company’s notes payable and scheduled maturities are summarized as follows:

(dollars in thousands)
	October 2, 2010	October 3, 2009
Senior secured notes	$111,000	$86,000
Secured revolving credit agreement	116,300	142,000
Member financing arrangement	—	665
Obligations under capital leases	332	737

Total notes payable	227,632	229,402
Less portion due within one year	2,706	980

	$224,926	$228,422

Senior Secured Notes

The Company had a total of $111.0 million outstanding, at October 2, 2010, in senior secured notes to certain insurance companies and pension funds (referred to collectively as “John Hancock Life Insurance Company” or “Hancock”) under a note purchase agreement dated September 29, 1999 (as amended, the “Senior Note Agreement”) as amended and restated effective January 6, 2006. At October 3, 2009, $86.0 million was outstanding under the Senior Note Agreement.

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

Secured Revolving Credit Agreement

Subsequent to fiscal year-end 2010, the Company entered into a Credit Agreement (the “Agreement”) on October 8, 2010, among the Company, the lenders party thereto, and Wells Fargo Bank, National Association, as

Administrative Agent. The Agreement replaces the Company’s existing revolving credit agreement, dated as of December 5, 2006, with substantially the same parties, terms and conditions. See “Credit Facilities” for additional discussion.

On December 22, 2009, the Company entered into an amendment entitled Second Amendment to Amended and Restated Credit Agreement, that exercised a provision of its revolving credit agreement, entitled Amended and Restated Credit Agreement dated as of December 5, 2006 (the “Credit Agreement”), to expand the existing revolving credit facility by $25 million, thereby increasing the total committed funds available to the Company from $250 million to $275 million. The Credit Agreement was to expire on January 31, 2012 and bore interest at either LIBOR plus an applicable margin (0.75% to 1.75%), or the lender’s base rate plus an applicable margin (0.00% to 0.25%). At October 2, 2010 and October 3, 2009, the Credit Agreement bore interest at the lender’s base rate plus applicable margin (3.25% plus 0% and 3.25% plus 0%), or adjusted LIBOR plus applicable margin (0.26% plus 1.25% and 0.25% plus 1.25%), respectively. The Credit Agreement contained an option to increase the total committed funds available to the Company to a maximum of $300 million, either through any of the existing lenders increasing their commitment or by means of the addition of new lenders. Undrawn portions of the commitments under the Credit Agreement bore commitment fees at rates between 0.15% and 0.35% per annum. The Credit Agreement was collateralized by the accounts receivable and inventories of the Company and certain subsidiaries. The Company had $105.3 million and $142.0 million outstanding under the Credit Agreement at October 2, 2010 and October 3, 2009, respectively.

The Credit Agreement and the Senior Note Agreement Amendment each contain customary representations, warranties, financial covenants, and default and pre-payment provisions for these types of financing. Obligations under these credit agreements are senior to the rights of Members with respect to Required Deposits, patronage dividend certificates and subordinated notes. Both the Credit Agreement and the Senior Note Agreement Amendment limit the incurrence of additional funded debt and the incurrence of liens except permitted liens. Examples of default conditions include the failure to pay an installment of principal or interest under the agreements, the making of false representations and warranties, and non-compliance with one or more financial covenants (minimum tangible net worth, fixed charge coverage ratio and funded debt to earnings before interest, income taxes, depreciation, amortization and patronage dividends, “EBITDAP”). The Credit Agreement and the Senior Note Agreement Amendment both limit distributions to shareholders (including the repurchase of shares) to designated permitted redemptions, and prohibit all distributions and payments on Patronage Certificates when an event of default has occurred and is continuing. In the event the Company is not in compliance with the financial covenants of the Credit Agreement and the Senior Note Agreement Amendment, the continued availability of loan funds or the terms upon which such loans would be available could be negatively impacted, and the impact to the Company could be material. As of October 2, 2010, the Company was in compliance with all applicable covenants of its Credit Agreement and Senior Note Agreement Amendment. While the Company is currently in compliance with all required covenants and expects to remain in compliance, this does not guarantee the Company will remain in compliance in future periods.

Member Financing Arrangement

On September 24, 2010, the Company’s wholly-owned finance subsidiary, Grocers Capital Company (“GCC”), entered into a Loan and Security Agreement (the “GCC Loan Agreement”), by and among GCC, the lenders signatory thereto, and California Bank & Trust, as Arranger and Administrative Agent (the “Agent”). The GCC Loan Agreement provides for a revolving credit facility with total commitments in the principal amount of $15 million. Borrowings under the GCC Loan Agreement may not exceed 80% of GCC’s eligible notes receivable (certain notes receivable restricted to 50%), less any reserves as may be established by the Agent. The GCC Loan Agreement matures on September 24, 2013, and the proceeds therefrom are intended to fund loans to the Company’s customers and to be used for the general corporate purposes of GCC, including customary financing and operating activities.

The GCC Loan Agreement provides for revolving loans and term loans. At the election of GCC, revolving loans shall bear interest at either the LIBOR Rate or the Base Rate, and term loans shall bear interest at either the LIBOR/Swap Rate or the Base Rate, in each case plus an interest rate margin. The interest rate margin for LIBOR Rate loans is 3.00% per annum. The interest rate margin for Base Rate loans is 0.75% per annum. The interest rate margin for LIBOR/Swap Rate loans is 3.25% per annum. Notwithstanding the foregoing, all loans will be subject to daily interest rate floors. For term loans that bear interest at a LIBOR/Swap Rate, the daily minimum rate is based on a 5.75% per annum rate. For all other loans, the daily minimum rate is based on a 4.00% per annum rate. Undrawn portions of the commitments under the GCC Loan Agreement bear commitment fees at the rate of 0.25% per annum. GCC had revolving loan borrowings of $11.0 million bearing an interest rate of 4.00% (3.25% prime plus 0.75% interest rate margin), outstanding at October 2, 2010. GCC’s revolving loan borrowings of $11.0 million are included under the caption “Secured revolving credit agreement” in the foregoing contractual obligations table. There were no term loan borrowings outstanding at October 2, 2010.

GCC had a $10.0 million credit agreement with National Consumer Cooperative Bank (“NCB”) collateralized by GCC’s loan receivables. Funding for loans is derived from the cash reserves of GCC, as well as, historically, the $10.0 million credit facility. The credit agreement matured on April 5, 2010. Amounts advanced under the credit agreement bore interest at prime (3.25%) or Eurodollar (0.31%) plus 1.50% and 2.00% at October 3, 2009. The unused portion of the credit line was subject to a commitment fee of 0.125%. GCC had no borrowings outstanding at October 3, 2009.

Loan receivables were periodically sold by GCC to NCB through a loan purchase agreement. This loan purchase agreement matured on March 31, 2010. Total loan purchases under the agreement were limited to a total aggregate principal amount outstanding of $35.0, million, and bore interest at LIBOR plus 2.0% or 2.5% depending on loan type. The loan purchase agreement did not qualify for sale treatment pursuant to ASC Topic 860 “Transfers and Servicing”. Accordingly, the Company accounted for the transfer of these financial assets as a secured borrowing with a pledge of collateral. The aggregate amount of secured borrowings with NCB was $0.7 million at October 3, 2009. The pledged collateral included in current notes receivable was $0.5 million and non-current amounts were $0.2 million at October 3, 2009. The loans receivable generally bore interest at rates averaging prime/LIBOR plus 1.49%, were paid monthly and had remaining maturity dates ranging from 2010 to 2019.

Loan Guarantees

The Company also guarantees certain loans made directly to Members by third-party lenders. At October 2, 2010 and October 3, 2009, the maximum principal amount of these guarantees was $11 thousand and $50 thousand, respectively. Member loans, provided by the Company and third parties, are generally secured with collateral, which usually consists of personal and real property owned by Members and may include personal guarantees of Members at the discretion of the Company.

MEMBER INVESTMENTS AND PATRONAGE DIVIDENDS

Members are required to meet specific capitalization requirements, which include capital stock ownership and may include required cash deposits. Customers who purchase less than $1 million annually from the Company would not generally be considered for membership, while customers who purchase over $3 million annually are typically required to become Members. In addition, each Member must meet purchase requirements that may be modified at the discretion of the Company’s Board of Directors (the “Board”). Each Member is required to own such amount of Class B Shares as may be established by the Board (the “Class B Share requirement”). See Item 1, “Business—Capital Shares—Class B Shares” for additional discussion.

New Members typically must satisfy their Class B Share requirement entirely through the holding of Class B Shares by the end of the sixth year of membership. In such cases, Class B Shares required to be held by a new Member may be purchased directly at the time of admission as a Member or may be acquired over the five consecutive fiscal years commencing with the first year after admission as a Member at the rate of 20% per year, if a subordinated cash deposit (“Required Deposit”) is provided for the full amount of the Class B Share requirement during the five-year build-up of the Class B Share requirement. Member and Non-Member customers may be required to provide a credit deposit (“Credit Deposit”) in order to purchase products on credit terms established by the Company. “Credit Deposit” means any deposit that is required to be maintained by such Member or Non-Member customer in accordance with levels established by the credit office of Unified from time to time in excess of the amount of Required Deposits set by the Board. See Note 12 “Capital Shares” of Notes to Consolidated Financial Statements in Item 8, “Financial Statements and Supplementary Data” for additional discussion.

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

Unified’s obligation to repay Members’ Required Deposit accounts on termination of Member status (once the Member’s obligations to Unified have been satisfied) is reported as a long-term liability within “Member and Non-Members’ deposits” on Unified’s consolidated balance sheets. Excess Deposits are not subordinated to Unified’s other obligations and are reported as short-term liabilities within “Members’ deposits and declared patronage dividends” on Unified’s consolidated balance sheets. At October 2, 2010 and October 3, 2009, Unified had $8.6 million and $5.9 million, respectively, in “Member and Non-Members’ deposits” and $14.0 million and $15.9 million, respectively, in “Members’ deposits and declared patronage dividends” (of which $11.4 million and $11.6 million, respectively, represented Excess Deposits as previously defined).

In December 2002, as part of its fiscal 2003 Equity Enhancement Plan, the Board and the shareholders authorized the creation of a new class of equity, denominated “Class E Shares.” See Item 1, “Business—Capital Shares—Class E Shares” for additional discussion.

On October 2, 2008, the Board declared a 4% cash dividend (approximately $0.8 million) on the outstanding Class E Shares of the Company as of September 27, 2008, which was paid in January 2009. Cash dividends are not generally paid by the Company and may be declared in unique circumstances solely at the discretion of the Board.

For fiscal 2009 through 2006, patronage dividends in the Cooperative Division were distributed to Members as follows:

•	The first 30% of the patronage dividend was non-qualified and distributed in Class E Shares.

•	The remaining 70% of the patronage dividend was qualified and distributed as a combination of cash and Class B Shares as follows:

•	The first 20% of this portion of the dividend was distributed in cash.

•

The remaining amount was distributed in Class B Shares to the extent of any deficiency in the Member meeting its Class B Share Requirement, and the remainder was deposited in cash to the Member’s deposit fund.

For fiscal 2010, patronage dividends in the Cooperative Division are distributed to Members as follows:

•

The total patronage dividend is qualified and distributed in cash. Typically, Members who do not hold Class B Shares with a combined issuance value equal to the Class B Share requirement must purchase additional Class B Shares from their Required Deposit in an amount sufficient to achieve the requirement (see Item 1, “Business—Capital Shares—Class B Shares”). For those Members who otherwise would be required to purchase additional Class B Shares from cash in their deposit fund, the Board waived such requirement for fiscal 2010 only.

The accompanying financial statements reflect patronage dividends earned by Members as of the fiscal year ended October 2, 2010. The actual distribution of the dividend is anticipated to take place in January 2011.

Patronage dividends generated by the dairy divisions are paid quarterly and have historically been paid in cash.

REDEMPTION OF CAPITAL STOCK

The Articles of Incorporation and Bylaws currently provide that Unified’s Board has the absolute discretion to repurchase any Class A Shares, Class B Shares or Class E Shares of any outgoing Member regardless of when the membership terminated, and any Class B Shares in excess of the Class B Share requirement (“Excess Class B Shares”) held by a current Member, whether or not the shares have been tendered for repurchase and regardless of when the shares were tendered. The repurchase of Class A Shares, Class B Shares or Class E Shares is solely at the discretion of the Board. The Board considers the redemption of eligible Class A Shares on a quarterly basis. All other shares eligible for redemption are considered by the Board on an annual basis. Class E Shares become eligible for redemption ten years after their date of issuance. Pursuant to the Company’s redemption policy, Class E Shares will not be repurchased for at least ten years from their date of issuance unless approved by the Board or upon sale or liquidation of the Company. The Class E Shares, when redeemed, will be redeemed at stated value. See Item 1, “Business—Redemption of Capital Shares” for additional discussion.

At October 2, 2010, the Company has $0.8 million of tendered Class A Shares and $15.6 million of tendered Class B Shares pending redemption, whose redemption is subject to final approval by the Company’s Board, and in the case of Class B Shares, subject to the 5% limitation discussed above. See Note 20 of Notes to Consolidated Financial Statements in Item 8, “Financial Statements and Supplementary Data” regarding final redemption approval by the Company’s Board.

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

Insurance Reserves.    The Company’s insurance subsidiaries provide various types of insurance products to its Members including workers’ compensation, general liability and auto. Certain of the Company’s insurance subsidiaries are regulated by the State of California and are subject to the rules and regulations promulgated by the appropriate state regulatory agencies. There are many factors that contribute to the variability in estimating insurance loss reserves and related costs. Changes in state regulations may have a direct impact on workers’ compensation cost and reserve requirements. In fiscal 2004, mandatory contributions to the California Workers’ Compensation Fund for California based companies were reduced to somewhat mitigate the impact of the rising workers’ compensation cost to these businesses. The cost of insurance and the sufficiency of loss reserves are also impacted by actuarial estimates based on a detailed analysis of health care cost trends, mortality rates, claims history, demographics and industry trends. As a result, the amount of the loss reserve and the related expense is significantly affected by these variables, as well as the periodic changes in state and federal law. The Company regularly assesses the sufficiency of its loss reserves, which represent potential future claims and settlements to policyholders. Insurance reserves are recorded based on estimates and assumptions made by management using data available at the valuation date and are validated by third party actuaries to ensure such estimates are within acceptable ranges. In addition, the Company’s Wholesale Distribution segment was self-insured for workers’ compensation of up to $300,000 per incident through December 31, 2006, while the Company’s insurance subsidiaries provided additional coverage from $300,001 to $1,000,000 per incident with excess coverage provided through a third party over that amount. Beginning January 1, 2007, the Company’s Wholesale Distribution segment is fully insured for workers’ compensation. Effective September 1, 2008, the Company’s insurance subsidiaries retain up to $2,000,000 per incident with excess coverage provided through a third party over that amount. Effective September 1, 2010, for losses with injury dates on or after September 1, 2010, one of the Company’s insurance subsidiaries, Springfield Insurance Company, retains up to $250,000 per incident. Another insurance subsidiary, Springfield Insurance Company, Ltd., participates with outside carriers on losses that exceed $250,000 up to $2,000,000, with a maximum share of $212,500. Excess coverage above $2,000,000 is provided through a third party. The Company maintains appropriate reserves to cover anticipated payments up to the excess coverage amount. Insurance reserves maintained by the Company’s insurance subsidiaries and the Company’s reserve for projected workers’ compensation payouts totaled approximately $52.1 million as of October 2, 2010 and $50.6 million as of October 3, 2009.

Allowance for Uncollectible Accounts and Notes Receivable.    The preparation of the Company’s consolidated financial statements requires management to make estimates of the collectibility of its accounts and notes receivable. The Company’s trade and short-term notes receivable, net was approximately $207.6 million and $195.6 million (including approximately $9.1 million and $6.7 million of short-term notes receivable) at October 2, 2010 and October 3, 2009, respectively. The Company’s long-term notes receivable, net was approximately $11.6 million and $13.2 million at October 2, 2010 and October 3, 2009, respectively. Management regularly analyzes its accounts and notes receivable for changes in the credit-worthiness of customers, economic trends and other variables that may affect the adequacy of recorded reserves for potential bad debt. In determining the appropriate level of reserves to establish, the Company utilizes several techniques including specific account identification, percentage of aged receivables and historical collection and write-off trends. In addition, the Company considers in its reserve calculations collateral such as Member shareholdings, cash deposits and personal guarantees. A bankruptcy or financial loss associated with a major customer could have a material adverse effect on the Company’s sales and operating results. The Company’s allowance for doubtful accounts for trade and short-term notes receivable was approximately $2.5 million and $3.5 million at October 2, 2010 and October 3, 2009, respectively, and $0.7 million and zero for long-term notes receivable at October 2, 2010 and October 3, 2009, respectively.

Lease Loss Reserves.    The Company has historically subleased store sites to independent retailers who meet certain credit requirements, at rates that are at least as high as the rent paid by the Company. Under the terms of the original lease agreements, the Company remains primarily liable for any financial commitments a retailer may no longer be able to satisfy. Should a retailer be unable to perform under the terms of the sublease, the Company would record a charge to earnings for the cost of the remaining term of the lease, less any expected sublease income, at net present value. The Company is also contingently liable for certain subleased facilities. Variables affecting the level of lease reserves recorded include the remaining lease term, vacancy rates of leased property, the state of the economy, property taxes, common area maintenance costs and the time required to sublease the property. Favorable changes in economic conditions, leading to shorter vacancy periods or higher than expected sublease rental commitments, could result in a reduction of the required reserves. The Company’s lease reserves for all leased locations were approximately $3.2 million and $3.3 million as of October 2, 2010 and October 3, 2009, respectively.

Goodwill and Intangible Assets.    The Company’s operating results are highly dependent upon either maintaining or growing its distribution volume to its customers. The Company’s top ten Member and Non-Member customers constituted approximately 44% of total net sales at October 2, 2010. A significant loss in membership or volume could adversely affect the Company’s operating results. The Merger with United and the Acquisition resulted in the recording of goodwill representing the excess of the purchase price over the fair value of the net assets of the acquired businesses. The carrying value of the goodwill was approximately $39.0 million at October 2, 2010. Although the sales volume and customer base of the combined entity remains strong, significant reductions in the distribution volume in the future could potentially impair the carrying amount of goodwill, necessitating a write-down of this asset.

The Company evaluates its goodwill and intangible assets for impairment pursuant to ASC Topic 350-20 “Intangibles—Goodwill and other—Goodwill” (“ASC Topic 350-20”) which provides that goodwill and other intangible assets with indefinite lives are not amortized but tested for impairment annually, or more frequently if circumstances indicate potential impairment. The impairment test is comprised of two steps: (1) a reporting unit’s fair value is compared to its carrying value; if the fair value is less than its carrying value, impairment is indicated; and (2) if impairment is indicated in the first step, it is measured by comparing the implied fair value of goodwill and intangible assets to its carrying value at the reporting unit level. In determining fair value, the Company uses the discounted cash flow method, which assumes a certain growth rate projected over a period of time in the future, and this result is then discounted to net present value using the Company’s estimated cost of capital. The Company evaluates its goodwill for impairment at the end of the third quarter for each fiscal year. Accordingly, the Company tested its goodwill and noted no impairment for the fiscal quarter ended July 3, 2010. In addition to the annual impairment test required under ASC Topic 350-20, during fiscal 2010 and 2009, the Company assessed whether events or circumstances occurred that potentially indicate that the carrying amount of these assets may not be recoverable. The Company concluded that there were no such events or changes in circumstances during fiscal 2010 and 2009 and determined that the fair value of the Company’s reporting units was in excess of its carrying value as of October 2, 2010 and October 3, 2009. Consequently, no impairment charges were recorded in fiscal 2010 and 2009.

Long-lived Asset Groups.    In accordance with ASC Topic 360-10 “Property, Plant and Equipment—Overall” (“ASC Topic 360-10”) the Company assesses the impairment of long-lived asset groups when events or changes in circumstances indicate that the carrying value may not be recoverable. An asset group is the unit of accounting for a long-lived asset or assets to be held and used, which represents the lowest level for which identifiable cash flows are largely independent of the cash flows of other groups of assets and liabilities. Recoverability is measured by comparing the carrying amount of an asset group to expected future net cash flows generated by the asset group. If the carrying amount of an asset group exceeds its estimated future undiscounted cash flows, an impairment charge is recognized to the extent of the difference between fair value as determined by discounting cash flows at an appropriate discount rate and the carrying value. ASC Topic 360-10 requires companies to separately report discontinued operations, including components of an entity that either have been disposed of (by sale, abandonment or in a distribution to owners) or classified as held for sale. Asset groups to be disposed of are reported at the lower of the carrying amount or fair value less costs to sell.

Factors that the Company considers important which could individually or in combination trigger an impairment review include the following:

•	Significant underperformance relative to expected historical or projected future operating results;

•	Significant changes in our business strategies, legal factors and/or negative industry or economic trend;

•	Significant decreases in the market price of the long-lived asset group;

•	Significant adverse change in the extent or manner in which a long-lived asset group is being used or in its physical condition; and

•	Expectation that, more likely than not, a long-lived asset group will be sold or otherwise disposed of significantly before the end of its previously estimated useful life.

If the Company determines that the carrying value of long-lived asset groups may not be recoverable based upon the existence of one or more of the above indicators of impairment, the Company will measure any impairment based on a projected discounted cash flow method using a discount rate commensurate with the risks associated with the estimated cash flows of the asset groups.

On a quarterly basis, the Company assesses whether events or changes in circumstances occur that potentially indicate the carrying value of long-lived asset groups may not be recoverable. The Company concluded that there were no material events or significant changes in circumstances that led to impairment during fiscal 2010 and 2009.

Tax Valuation Allowances.    The Company accounts for income taxes in accordance with ASC Topic 740 “Income Taxes” (“ASC Topic 740”), which requires that deferred tax assets and liabilities be recognized using enacted tax rates for the effect of temporary differences between the book and tax bases of recorded assets and liabilities. ASC Topic 740 also requires that deferred tax assets be reduced by a valuation allowance if it is more likely than not that some portion or all of the net deferred tax asset will not be realized. The Company had approximately $41.6 million and $34.9 million in net deferred tax assets at October 2, 2010 and October 3, 2009. Management evaluated the available positive and negative evidence in assessing the Company’s ability to realize the benefits of the net deferred tax assets at October 2, 2010 and October 3, 2009 and concluded it is more likely than not that the Company does not require a tax valuation allowance. The net deferred tax assets should be realized through future operating results, tax planning and the reversal of temporary differences. Of the net deferred tax assets, $10.1 million and $10.2 million are classified as current assets in deferred income taxes and $31.5 million and $24.7 million are included in other assets in the accompanying consolidated balance sheets (see Item 8, “Financial Statements and Supplementary Data”) as of October 2, 2010 and October 3, 2009, respectively.

Pension and Postretirement Benefit Plans.    The Company’s non-union employees participate in Company sponsored defined benefit pension and postretirement benefit plans. Certain eligible union and non-union employees participate in separate plans providing payouts for unused sick leave. Officers of the Company also participate in a Company sponsored ESPP, which provides supplemental post-termination retirement income based on each participant’s salary and years of service as an officer of the Company. The Company accounts for these benefit plans in accordance with ASC Topic 715, “Compensation—Retirement Benefits” and ASC Topic 712, “Compensation—Nonretirement Postemployment Benefits” and ASC Topic 715-20 “Compensation—Retirement Benefits—Defined Benefits Plans—General”, which require the Company to make actuarial assumptions that are used to calculate the carrying value of the related assets and liabilities and the amount of expenses to be recorded in the Company’s consolidated financial statements. Assumptions include the expected return on plan assets, discount rates, projected life expectancies of plan participants, anticipated salary increases and health care cost trends. The assumptions are regularly evaluated by management in consultation with outside actuaries. While the Company believes the underlying assumptions are appropriate, the carrying value of the related liabilities and the amount of expenses recorded in the consolidated financial statements could differ if other assumptions are used.

ASC Topic 715-20 “Compensation—Retirement Benefits—Defined Benefits Plans—General” (“ASC Topic 715-20”) requires companies to prospectively recognize the funded status of pension and other postretirement benefit plans on the balance sheet. Additionally, ASC Topic 715-20 requires companies to measure plan assets and obligations at their year-end balance sheet date. We adopted the recognition and disclosure provisions as of September 29, 2007 and adopted the year-end measurement date provision as of October 3, 2009.

The Company contributes to collectively-bargained, multi-employer defined benefit pension plans in accordance with the provisions of negotiated labor contracts. The amount of the Company’s contribution is determined according to provisions of collective bargaining agreements.

Inventories.    Inventories are primarily comprised of merchandise purchased for resale and are stated at the lower of FIFO (first-in, first-out) cost or market. The Company provides for estimated inventory losses based upon historical inventory losses as a percentage of sales. The provision is adjusted periodically to reflect updated trends of actual losses.

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

Vendor funds are reflected as a reduction of inventory costs or as an offset to cost incurred on behalf of the vendor for which the Company is being reimbursed in accordance with ASC Topic 605 “Revenue Recognition”. Amounts due from vendors upon achievement of certain milestones, such as minimum purchase volumes, are accrued prior to the achievement of the milestone if the Company believes it is probable the milestone will be achieved, and the amounts to be received are reasonably estimable.

The Company adheres to ASC Topic 605 “Revenue Recognition”, which requires manufacturers’ sales incentives offered directly to consumers that do not meet certain criteria to be reflected as a reduction of revenue in the financial statements of a reseller. Accordingly, certain discounts and allowances negotiated by the Company on behalf of its Members are classified as a reduction in cost of sales with a corresponding reduction in net sales. Vendor funds that offset costs incurred on behalf of the vendor are classified as a reduction in distribution, selling and administrative expenses.

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

Unified is subject to interest rate changes on certain of its notes payable under the Company’s credit agreements that may affect the fair value of the notes payable, as well as cash flow and earnings. Based on the notes payable outstanding at October 2, 2010 and the current market conditions, a one percent change in the applicable interest rates would impact the Company’s annual cash flow and pretax earnings by approximately $1.2 million. See Note 18 of Notes to Consolidated Financial Statements in Item 8, “Financial Statements and Supplementary Data” for additional discussion regarding the fair value of notes payable.

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

The majority of the Company’s investments are held by two of its insurance subsidiaries, and include U.S. government and agency obligations, high quality investment grade corporate bonds, U.S. government treasury securities, U.S. state and municipal securities, and common equity securities. These investments, excluding the common equity securities, are generally not actively traded and are valued based upon inputs including quoted prices for identical or similar assets. Collectively, these investments have experienced an increase in estimated fair value or market value since the beginning of the Company’s fiscal year.

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

Life insurance and mutual fund assets with values tied to the equity markets have been impacted by overall market conditions that took place during fiscal year 2010 and fiscal year 2009. In fiscal 2010, net earnings and net comprehensive earnings experienced an increase corresponding to the increase in life insurance and mutual fund assets, respectively.

Item 8.    FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Report of Independent Registered Public Accounting Firm

To the Shareholders and Board of Directors of

Unified Grocers, Inc.

We have audited the accompanying consolidated balance sheets of Unified Grocers, Inc. and subsidiaries (the “Company”) as of October 2, 2010 and October 3, 2009, and the related consolidated statements of earnings, comprehensive (loss) earnings, shareholders’ equity, and cash flows for each of the three years ended October 2, 2010, October 3, 2009 and September 27, 2008. Our audits also included the consolidated financial statement schedule listed in the index at Item 15(a)(2). These financial statements and the financial statement schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements and the financial statement schedule based on our audits.

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

In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of Unified Grocers, Inc. and subsidiaries as of October 2, 2010 and October 3, 2009, and the results of their operations and their cash flows for each of the three years ended October 2, 2010, October 3, 2009 and September 27, 2008, in conformity with accounting principles generally accepted in the United States of America. Also, in our opinion, such financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly in all material respects the information set forth therein.

/s/ DELOITTE & TOUCHE LLP

Los Angeles, California

December 10, 2010

Unified Grocers, Inc. and Subsidiaries

Consolidated Balance Sheets

(dollars in thousands)

	October 2, 2010	October 3, 2009
Assets

Current Assets:
Cash and cash equivalents	$5,901	$10,942
Accounts and current portion of notes receivable, net of allowances of $2,506 and $3,456 at October 2, 2010 and October 3, 2009, respectively	207,582	195,607
Inventories	253,932	257,947
Prepaid expenses and other current assets	11,460	11,053
Deferred income taxes	10,107	10,165

Total current assets	488,982	485,714
Properties and equipment, net	186,568	197,759
Investments	95,836	87,573
Notes receivable, less current portion and net of allowances of $716 and $3 at October 2, 2010 and October 3, 2009, respectively	11,586	13,188
Goodwill	38,997	38,997
Other assets, net	105,719	92,322

Total Assets	$927,688	$915,553

Liabilities and Shareholders’ Equity

Current Liabilities:
Accounts payable	$210,760	$213,604
Accrued liabilities	67,247	65,443
Current portion of notes payable	2,706	980
Members’ deposits and declared patronage dividends	14,024	15,901

Total current liabilities	294,737	295,928
Notes payable, less current portion	224,926	228,422
Long-term liabilities, other	211,962	199,248
Member and Non-Members’ deposits	8,593	5,883
Commitments and contingencies

Shareholders’ equity:
Class A Shares: 500,000 shares authorized, 168,350 and 177,100 shares outstanding at October 2, 2010 and October 3, 2009, respectively	31,200	32,670
Class B Shares: 2,000,000 shares authorized, 451,714 and 469,053 shares outstanding at October 2, 2010 and October 3, 2009, respectively	78,687	81,774
Class E Shares: 2,000,000 shares authorized, 251,808 shares outstanding at October 2, 2010 and October 3, 2009	25,181	25,181
Retained earnings, after elimination of accumulated deficit of $26,976 effective September 28, 2002 – allocated	78,113	73,182
Retained earnings – non-allocated	3,720	—

Total retained earnings	81,833	73,182
Receivable from sale of Class A Shares to members	(1,744)	(2,577)
Accumulated other comprehensive loss	(27,687)	(24,158)

Total shareholders’ equity	187,470	186,072

Total Liabilities and Shareholders’ Equity	$927,688	$915,553

The accompanying notes are an integral part of these statements.

Unified Grocers, Inc. and Subsidiaries

Consolidated Statements of Earnings

(dollars in thousands)

	Fiscal Years Ended
	October 2, 2010 (52 weeks)	October 3, 2009 (53 weeks)	September 27, 2008 (52 weeks)
Net sales	$3,921,059	$4,050,678	$4,104,775
Cost of sales	3,566,220	3,683,222	3,707,777
Distribution, selling and administrative expenses	312,189	316,438	332,566

Operating income	42,650	51,018	64,432
Interest expense	(11,511)	(11,683)	(15,821)

Earnings before patronage dividends and income taxes	31,139	39,335	48,611
Patronage dividends	(14,038)	(16,723)	(22,059)

Earnings before income taxes	17,101	22,612	26,552
Income taxes	6,123	7,857	9,183

Net earnings	$10,978	$14,755	$17,369

The accompanying notes are an integral part of these statements.

Unified Grocers, Inc. and Subsidiaries

Consolidated Statements of Comprehensive (Loss) Earnings

(dollars in thousands)

	Fiscal Years Ended
	October 2, 2010 (52 weeks)	October 3, 2009 (53 weeks)	September 27, 2008 (52 weeks)
Net earnings	$10,978	$14,755	$17,369

Other comprehensive earnings (loss), net of income taxes:
Unrealized net holding gain (loss) on investments	713	3,524	(908)
Defined benefit pension plans and other postretirement benefit plans: Unrecognized prior service cost and loss arising during the period	(4,242)	(28,137)	(7,856)

Comprehensive earnings (loss)	$7,449	$(9,858)	$8,605

The accompanying notes are an integral part of these statements.

Unified Grocers, Inc. and Subsidiaries

Consolidated Statements of Shareholders’ Equity

(dollars in thousands)

For the fiscal years ended October 2, 2010, October 3, 2009 and September 27, 2008	Class A		Class B		Class E		Retained Earnings	Receivable from sale of Class A Shares	Accumulated Other Comprehensive Earnings (Loss)	Total
	Shares	Amount	Shares	Amount	Shares	Amount
Balance, September 29, 2007	168,300	$28,886	480,172	$80,116	205,330	$20,533	$50,385	($876)	$9,220	$188,264
Class A Shares issued	30,450	7,484								7,484
Class A Shares redeemed	(13,600)	(2,390)					(897)			(3,287)
Class A and B Share adjustment		(24)		(169)			193			—
Class B Shares issued			24,442	6,317						6,317
Class B Shares converted to Class A Shares	350	55	(350)	(55)						—
Class B Shares redeemed			(21,648)	(3,450)			(775)			(4,225)
Class E Shares issued					33,287	3,329				3,329
Net earnings							17,369			17,369
Increase in receivable due to subscription for Class A Shares by members								(2,902)		(2,902)
Net unrealized loss on depreciation of investments (net of deferred tax benefit of $506)									(908)	(908)
Defined benefit pension plans and other postretirement benefit plans: Net unrecognized prior service cost and loss arising during period (net of deferred tax asset of $5,388)									(7,856)	(7,856)

Balance, September 27, 2008	185,500	$34,011	482,616	$82,759	238,617	$23,862	$66,275	($3,778)	$456	$203,585
Class A Shares issued	3,150	853								853
Class A Shares redeemed	(11,550)	(2,194)					(872)			(3,066)
Class B Shares issued			9,746	2,828						2,828
Class B Shares redeemed			(23,309)	(3,813)			(1,411)			(5,224)
Class E Shares issued					14,336	1,433				1,433
Class E Shares redeemed					(1,145)	(114)	65			(49)
Class E Shares cash dividend							(821)			(821)
Beginning retained earnings adjustment for implementation of ASC Topic 715-60 (EITF No. 06-4) (net of deferred tax of $0)							(3,269)			(3,269)
Beginning retained earnings adjustment for implementation of ASC Topic 715-20 (SFAS No. 158) (net of deferred tax of $885)							(1,540)			(1,540)
Net earnings							14,755			14,755
Decrease in receivable due to payment for Class A Shares by members								1,201		1,201
Net unrealized gain on appreciation of investments (net of deferred tax liability of $1,809)									3,524	3,524
Defined benefit pension plans and other postretirement benefit plans: Net unrecognized prior service cost and loss arising during period (net of deferred tax asset of $16,120)									(28,138)	(28,138)

Balance, October 3, 2009	177,100	$32,670	469,053	$81,774	251,808	$25,181	$73,182	($2,577)	($24,158)	$186,072
Class A Shares issued	1,750	508								508
Class A Shares redeemed	(10,500)	(1,978)					(1,024)			(3,002)
Class B Shares redeemed			(17,339)	(3,087)			(1,303)			(4,390)
Net earnings – allocated							7,258			7,258
Net earnings – non-allocated							3,720			3,720
Decrease in receivable due to payment for Class A Shares by members								833		833
Net unrealized gain on appreciation of investments (net of deferred tax liability of $421)									713	713
Defined benefit pension plans and other postretirement benefit plans: Net unrecognized prior service cost and loss arising during period (net of deferred tax asset of $2,437)									(4,242)	(4,242)

Balance, October 2, 2010	168,350	$31,200	451,714	$78,687	251,808	$25,181	$81,833	($1,744)	($27,687)	$187,470

The accompanying notes are an integral part of these statements.

Unified Grocers, Inc. and Subsidiaries

Consolidated Statements of Cash Flows

(dollars in thousands)

	Fiscal Years Ended
	October 2, 2010 (52 weeks)	October 3, 2009 (53 weeks)	September 27, 2008 (52 weeks)
Cash flows from operating activities:
Net earnings	$10,978	$14,755	$17,369
Adjustments to reconcile net earnings to net cash provided (utilized) by operating activities:
Depreciation and amortization	25,444	24,652	22,763
Provision for doubtful accounts	150	1,829	978
Loss (gain) on sale of properties and equipment	75	94	(78)
Deferred income taxes	(7,131)	1,697	(2,232)
(Increase) decrease in assets:
Accounts receivable	(9,362)	818	(50,283)
Inventories	4,015	9,776	(15,337)
Prepaid expenses and other current assets	(407)	(3,193)	565
Benefit plan assets	(6,389)	(7,789)	(13,220)
Increase (decrease) in liabilities:
Accounts payable	(3,108)	1,908	5,559
Accrued liabilities	1,953	(4,771)	3,240
Long-term liabilities, other	15,206	12,249	2,535

Net cash provided (utilized) by operating activities	31,424	52,025	(28,141)

Cash flows from investing activities:
Purchases of properties and equipment	(7,773)	(12,040)	(21,937)
Purchases of securities and other investments	(37,355)	(22,550)	(23,967)
Proceeds from maturities or sales of securities and other investments	29,654	20,012	26,153
Origination of notes receivable	(5,751)	(2,946)	(6,325)
Collection of notes receivable	4,590	5,140	4,397
Proceeds from sales of properties and equipment	73	145	78
Decrease in other assets	(12,493)	(8,766)	(576)
Acquisition of net assets from Associated Grocers, Incorporated	—	—	(39,973)

Net cash utilized by investing activities	(29,055)	(21,005)	(62,150)

Cash flows from financing activities:
Borrowings from short-term notes payable	7,000	—	—
Borrowings from long-term notes payable	36,000	—	84,913
Reduction of short-term notes payable	(7,463)	(1,547)	(5,923)
Reduction of long-term notes payable	(37,375)	(24,776)	—
Payment of deferred financing fees	(354)	(283)	—
Decrease in Members’ deposits and declared patronage dividends	(2,194)	(152)	(1,403)
Class E Share cash dividend	—	(821)	—
Redemption of Patronage Dividend Certificates	—	—	(3,141)
Increase (decrease) in Member and Non-Members’ deposits	3,027	(6,324)	5,259
Decrease (increase) in receivable from sale of Class A Shares to Members, net	833	1,201	(2,902)
Repurchase of shares from Members	(7,392)	(8,339)	(7,512)
Issuance of shares to Members	508	5,114	17,130

Net cash (utilized) provided by financing activities	(7,410)	(35,927)	86,421

Net decrease in cash and cash equivalents	(5,041)	(4,907)	(3,870)
Cash and cash equivalents at beginning of year	10,942	15,849	19,719

Cash and cash equivalents at end of year	$5,901	$10,942	$15,849

The accompanying notes are an integral part of these statements.

Unified Grocers, Inc. and Subsidiaries

Consolidated Statements of Cash Flows—Continued

(dollars in thousands)

	Fiscal Years Ended
	October 2, 2010 (52 weeks)	October 3, 2009 (53 weeks)	September 27, 2008 (52 weeks)
Supplemental disclosure of cash flow information:
Cash paid during the year for:
Interest	$11,048	$11,494	$15,676
Income taxes	$12,263	$9,343	$6,644

Supplemental disclosure of non-cash items:
Accrued split-dollar life insurance liability – cumulative effect of adoption	$—	$3,269	$—
Conversion of Class B Shares to Class A Shares	$—	$—	$55
Capital leases	$68	$486	$517

Acquisition of net assets from Associated Grocers, Incorporated:
Working capital	$—	$—	$11,741
Properties	—	—	5,024
Goodwill	—	—	11,015
Other assets	—	—	18,334
Unrecognized prior service cost included in AOCI	—	—	17
Long-term liabilities	—	—	(6,158)

Acquisition of net assets from Associated Grocers, Incorporated	$—	$—	$39,973

The accompanying notes are an integral part of these statements.

Notes to Consolidated Financial Statements

Fiscal Years Ended October 2, 2010, October 3, 2009 and September 27, 2008

1.    Basis of Presentation and Summary of Significant Accounting Policies

Nature of Business.    Unified Grocers, Inc. (“Unified” or the “Company”) is a retailer-owned, grocery wholesale cooperative serving supermarket, specialty and convenience store operators located primarily in the western United States and the Pacific Rim. The Company’s customers range in size from single store operators to regional supermarket chains. The Company sells a wide variety of products typically found in supermarkets. The Company’s customers include its owners (“Members”) and non-owners (“Non-Members”). The Company sells products through Unified or through its specialty food subsidiary (Market Centre) and international sales subsidiary (Unified International, Inc.). The Company reports all product sales in its Wholesale Distribution segment. The Company also provides support services to its customers through the Wholesale Distribution segment, including promotional planning, retail technology, equipment purchasing services and real estate services, and through separate subsidiaries, including insurance and financing. Insurance activities are reported in Unified’s Insurance segment while finance activities are grouped within Unified’s All Other business activities. The availability of specific products and services may vary by geographic region. Members affiliated with directors of the Company purchase groceries and related products and services from the Company in the ordinary course of business pursuant to published terms or according to the provisions of individually negotiated supply agreements.

Principles of Consolidation.    The consolidated financial statements include the accounts of the Company and all of its subsidiaries and/or variable interest entities required to be consolidated in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”) as established by the Financial Accounting Standards Board (“FASB”). The FASB Accounting Standards Codification (“ASC”) is the definitive U.S. GAAP for non-governmental entities in the United States. Intercompany accounts and transactions between the consolidated companies have been eliminated in consolidation.

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

Fiscal Year End.    The Company’s fiscal year ends on the Saturday nearest September 30. Fiscal 2010 comprised 52 weeks, Fiscal 2009 comprised 53 weeks, and Fiscal 2008 comprised 52 weeks.

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

The Company’s banking arrangements allow the Company to fund outstanding checks when presented for payment to the financial institutions utilized by the Company for disbursements. This cash management practice frequently results in total issued checks exceeding available cash balances at a single financial institution. The Company’s policy is to record its cash disbursement accounts with a cash book overdraft in accounts payable. At October 2, 2010 and October 3, 2009, the Company had book overdrafts of $54.4 million and $56.8 million, respectively, classified in accounts payable and included in cash provided by operating activities.

Inventories.    Inventories are valued at the lower of cost or market. Cost is determined on the first-in, first-out method. Inventory is primarily comprised of products available for sale.

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

Investments.    Investments in certain fixed-income securities are classified as held to maturity securities based on the Company’s positive intent and ability to hold those securities to maturity. Held to maturity securities are carried at cost, adjusted for amortization of premiums and accretion of discounts to maturity. Equity securities and other fixed maturity securities are classified as investments available for sale. Unrealized gains and losses, net of taxes, on available for sale investments are recorded as a separate component of accumulated other comprehensive earnings (loss) unless impairment is determined to be other-than-temporary.

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

Fair Value Measurements.    The Company evaluates the fair value of its assets and liabilities in accordance with ASC Topic 820, “Fair Value Measurements and Disclosures” (“ASC Topic 820”) and ASC Topic 825, “Financial Instruments” (“ASC Topic 825”).

Unified Grocers, Inc. and Subsidiaries

Notes to Consolidated Financial Statements—(Continued)

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

The Company records marketable securities at fair value in accordance with ASC Topic 320, “Investments—Debt and Equity Securities.” These assets are held by the Company’s Insurance segment. The Company’s Wholesale Distribution segment holds insurance contracts and mutual funds valued at fair value in support of certain employee benefits.

See Note 18 “Fair Value of Financial Instruments” for further information.

Goodwill and Intangible Assets.    Goodwill, arising from business combinations, represents the excess of the purchase price over the estimated fair value of net assets acquired. In accordance with the provisions of ASC Topic 350-20 “Intangibles—Goodwill and other—Goodwill” (“ASC Topic 350-20”), goodwill and intangible assets deemed to have indefinite lives are not amortized but are subject to annual impairment tests. Other intangible assets are amortized over their estimated useful lives. ASC Topic 350-20 requires that goodwill and certain intangible assets be assessed for impairment on an annual basis and between annual tests, when circumstances or events have occurred that may indicate a potential impairment, using fair value measurement techniques. For purposes of financial reporting and impairment testing in accordance with ASC Topic 350-20, the Company operates in two principal reporting segments, Wholesale Distribution and Insurance, which also represent the Company’s reporting units.

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

The Company evaluates goodwill (reported entirely within the Wholesale Distribution segment) for impairment at the end of the third quarter of each fiscal year. In addition to the annual impairment test required under ASC Topic 350-20, during fiscal 2010 and 2009, the Company assessed whether events or circumstances occurred that potentially indicate that the carrying amount of these assets may not be recoverable. The Company concluded that there were no such events or changes in circumstances during fiscal 2010 and 2009 and determined that the fair value of the Company’s reporting units was in excess of its carrying value as of October 2, 2010 and October 3, 2009. Consequently, no impairment charges were recorded in fiscal 2010 and 2009.

Unified Grocers, Inc. and Subsidiaries

Notes to Consolidated Financial Statements—(Continued)

Intangible assets, other than goodwill and trademarks, are recorded at cost, less accumulated amortization, and are included in other assets in the accompanying consolidated balance sheets as of October 2, 2010 and October 3, 2009. Amortization of intangible assets with finite lives is provided over their estimated useful lives ranging from 3 to 204 months on a straight-line or accelerated basis. As of October 2, 2010 and October 3, 2009, balances of intangible assets with finite lives, net of accumulated amortization, goodwill and trademarks were as follows (see Note 2 for further discussion of the amortization of customer relationships on an accelerated basis):

(dollars in thousands)
October 2, 2010	Remaining Amortization Period	Historical Cost	Accumulated Amortization	Net
Intangible assets subject to amortization:
Customer contracts	3-60 months	$3,250	$1,602	$1,648
Customer relationships	204 months	7,200	1,954	5,246
Goodwill and Intangible assets not subject to amortization:
Goodwill				$38,977
Trademarks				2,700

(dollars in thousands)
October 3, 2009	Remaining Amortization Period	Historical Cost	Accumulated Amortization	Net
Intangible assets subject to amortization:
Customer contracts	3-72 months	$3,013	$1,650	$1,363
Customer relationships	216 months	7,200	1,337	5,863
Goodwill and Intangible assets not subject to amortization:
Goodwill				$38,997
Trademarks				2,700

Amortization expense for other intangible assets was $3.0 million, $2.6 million and $1.3 million for the fiscal years ended October 2, 2010, October 3, 2009 and September 27, 2008, respectively. Amortization expense for other intangible assets is estimated to be $1.3 million in fiscal 2011, $0.8 million in fiscal 2012, $0.8 million in fiscal 2013, $0.7 million in fiscal 2014, $0.6 million in fiscal 2015 and $2.7 million thereafter. Intangible assets, excluding goodwill, are included in other assets in the accompanying consolidated balance sheets.

Capitalized Software Costs.    The Company capitalizes costs associated with the development of software for internal use pursuant to ASC Topic 350-40 “Intangibles—Goodwill and Other—Internal use software” and amortizes the costs over a 3 to 5-year period. These costs were $8.3 million and $8.3 million (net of accumulated amortization of $36.2 million and $33.2 million) at October 2, 2010 and October 3, 2009, respectively, and are included in other assets in the accompanying consolidated balance sheets. Costs incurred in planning, training and post-implementation activities are expensed as incurred.

Long-Lived Asset Groups.    The Company reviews long-lived asset groups for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. An asset group is the unit of accounting for a long-lived asset or assets to be held and used, which represents the lowest level for which identifiable cash flows are largely independent of the cash flows of other groups of assets and liabilities. Recoverability of asset groups to be held and used is measured by a comparison of the carrying amount of an asset group to expected future cash flows generated by the asset group. If the carrying amount of an asset group exceeds its estimated undiscounted future cash flows, the carrying amount is compared to fair value and an impairment charge is recognized to the extent of the difference. On a quarterly basis, the Company assesses whether events or changes in circumstances have occurred that potentially indicate the carrying amount of long-lived asset groups may not be recoverable. The Company concluded that there were no material events or significant changes in circumstances that led to impairment during fiscal 2010 and 2009.

Unified Grocers, Inc. and Subsidiaries

Notes to Consolidated Financial Statements—(Continued)

Lease and Loan Guarantees.    The Company evaluates lease and loan guarantees pursuant to ASC Topic 460 “Guarantees” (“ASC Topic 460”). Guarantees meeting the characteristics described in the interpretation are initially recorded at fair value. The Company is contingently liable for certain leases and loans guaranteed for certain Members (See Notes 7, 9 and 19).

Income Taxes.    Unified operates primarily as a grocery wholesaler serving independent supermarket operators. In addition, the Company has several wholly-owned subsidiaries providing support services to its customers. These services are provided on a non-patronage basis and any earnings from these activities are taxable. In addition, the Company conducts wholesale business with Non-Member customers on a non-patronage basis and such earnings are retained by the Company and are taxable. The earnings of the Company’s subsidiaries and the business conducted with Non-Member customers are collectively referred to as “Non-Patronage Business.” Otherwise, the Company principally operates as a non-exempt cooperative owned by the Members for income tax purposes. Earnings from business (other than Non-Patronage Business) conducted with its Members are distributed to its Members in the form of patronage dividends. This allows the Company to deduct, for federal and certain state income tax purposes, the patronage dividends paid to Members made in the form of qualified written notices of allocation based on their proportionate share of business done with the cooperative.

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

Revenue Recognition.    The Company recognizes revenue in accordance with U.S. GAAP and with Securities and Exchange Commission (“SEC”) issued Staff Accounting Bulletin Topic 13, “Revenue Recognition,” which clarifies certain existing accounting principles for the timing of revenue recognition and classification of revenues in the financial statements. Revenue is recognized when persuasive evidence of an arrangement exists, delivery has occurred, the price is fixed or determinable, and collectibility is reasonably assured. Revenue generated from the Company’s Wholesale Distribution segment is not recognized until title and risk of loss is transferred to the customer, which occur upon delivery of the products. Provisions for discounts, rebates to customers, and returns are provided for at the time the related sales are recorded, and are reflected as a reduction of sales. Service revenues are recognized when such services have been rendered.

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

Consideration received from the Company’s vendors is reflected as a reduction of inventory costs or as an offset to service costs incurred on behalf of the vendor for which the Company is being reimbursed. Amounts recorded as a reduction of inventory costs at the time of purchase are recognized in cost of sales upon the sale of the product and amounts received as reimbursement of specific incremental costs to sell the vendor’s products by the Company on behalf of the vendor are recognized as a reduction in distribution, selling and administrative expenses. Amounts due from vendors upon achievement of certain milestones, such as minimum purchase volumes, are accrued prior to the achievement of the milestone if the Company believes it is probable the milestone will be achieved, and the amounts to be received are reasonably estimable.

Unified Grocers, Inc. and Subsidiaries

Notes to Consolidated Financial Statements—(Continued)

As the Company provides sales incentives to its customers, the Company adheres to ASC Topic 605, “Revenue Recognition,” which requires vendors’ (and resellers’) sales incentives, paid in the form of cash consideration to customers, to be reflected as a reduction of revenue in the financial statements of a reseller.

Shipping and Handling Costs.    Costs for shipping and handling are included as a component of distribution, selling and administrative expenses. Shipping and handling costs were $235.3 million, $238.8 million and $252.6 million for the fiscal years ended October 2, 2010, October 3, 2009 and September 27, 2008, respectively.

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

Comprehensive Earnings (Loss).    Comprehensive earnings (loss) are net earnings, plus certain other items that are recorded by the Company directly to accumulated other comprehensive earnings (loss), bypassing net earnings. The balance and current period change for each component of comprehensive earnings (loss), net of taxes, are summarized as follows:

(dollars in thousands)
	Net Unrealized Gain (Loss) on Appreciation (Depreciation) of Investments	Defined Benefit Pension Plans and Other Postretirement Benefit Plans: Unrecognized Prior Service Cost and (Loss) Gain Arising During the Period
Balance, September 29, 2007	$(146)	$9,366
Current period change	(908)	(7,856)

Balance, September 27, 2008	(1,054)	1,510
Current period change	3,524	(28,138)

Balance, October 3, 2009	2,470	(26,628)
Current period change	713	(4,242)

Balance, October 2, 2010	$3,183	$(30,870)

The following table indicates the benefit plans that comprise the adjustment to accumulated other comprehensive earnings (loss) as of October 2, 2010 for the impact of SFAS No. 158, “Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans” (“SFAS No. 158”) which was adopted by the Company in the fourth quarter of its fiscal year ended September 29, 2007 (SFAS No. 158 is now incorporated within ASC Topic 715-20 “Compensation—Retirement Benefits—Defined Benefits Plans—General”):

(dollars in thousands)
Description of Benefit Plan	Pre-tax Adjustment for Impact of SFAS No. 158 (charge)/credit	Deferred Tax Benefit (Liability)	Adjustment for Impact of SFAS No. 158, Net of Taxes (charge)/credit
Cash Balance Plan	$(50,202)	$18,220	$(31,982)
ESPP	(8,211)	2,996	(5,215)
Postretirement benefit plans	9,566	(3,490)	6,076
Postemployment benefit plans	396	(145)	251

Total, October 2, 2010	$(48,451)	$17,581	$(30,870)

Unified Grocers, Inc. and Subsidiaries

Notes to Consolidated Financial Statements—(Continued)

The following table indicates the benefit plans that comprise the adjustment to accumulated other comprehensive earnings (loss) as of October 3, 2009 for the impact of SFAS No. 158:

(dollars in thousands)
Description of Benefit Plan	Pre-tax Adjustment for Impact of SFAS No. 158 (charge)/credit	Deferred Tax Benefit (Liability)	Adjustment for Impact of SFAS No. 158, Net of Taxes (charge)/credit
Cash Balance Plan	$(29,527)	$10,773	$(18,754)
Cash Balance Plan—Associated Grocers, Incorporated	(16,261)	5,836	(10,425)
ESPP	(7,586)	2,768	(4,818)
Postretirement benefit plans	11,325	(4,132)	7,193
Postemployment benefit plans	277	(101)	176

Total, October 3, 2009	$(41,772)	$15,144	$(26,628)

The following table indicates the benefit plans that comprise the adjustment to accumulated other comprehensive earnings (loss) as of September 27, 2008 for the impact of SFAS No. 158:

(dollars in thousands)
Description of Benefit Plan	Pre-tax Adjustment for Impact of SFAS No. 158 (charge)/credit	Deferred Tax Benefit (Liability)	Adjustment for Impact of SFAS No. 158, Net of Taxes (charge)/credit
Cash Balance Plan	$(13,216)	$5,309	$(7,907)
Cash Balance Plan – Associated Grocers, Incorporated	(4,066)	1,595	(2,471)
ESPP	(1,102)	390	(712)
Postretirement benefit plans	5,167	(1,920)	3,247
Postemployment benefit plans	(27)	14	(13)

Total, September 27, 2008	$(13,244)	$5,388	$(7,856)

The components of the change in net unrealized gains (losses) on investments, net of taxes, are as follows:

(dollars in thousands)
	October 2, 2010	October 3, 2009	September 27, 2008
Unrealized holding losses arising during the period	$(107)	$(3,416)	$(842)
Reclassification adjustment for gains (losses) included in net earnings	820	(108)	(66)

Net unrealized holding gains (losses)	$713	$(3,524)	$(908)

Recently Adopted and Recently Issued Accounting Pronouncements

In October 2010, the FASB issued Accounting Standards Update (“ASU”) No. 2010-26, “Financial Services—Insurance (Topic 944): Accounting for Costs Associated with Acquiring or Renewing Insurance Contracts (a consensus of the FASB Emerging Issues Task Force)” (“ASU No. 2010-26”). ASU No. 2010-26 addresses the diversity in practice regarding the interpretation of which costs relating to the acquisition of new or renewal insurance contracts qualify for deferral. ASU No. 2010-26 is effective for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2011. The amendments in ASU No. 2010-26 are to be applied prospectively upon adoption. Retrospective application to all prior periods presented upon the date of adoption also is permitted, but not required. Accordingly, ASU No. 2010-26 will be adopted commencing in the first quarter for the Company’s fiscal year-end 2013. The Company is currently assessing the impact this standard may have on its consolidated financial statements.

Unified Grocers, Inc. and Subsidiaries

Notes to Consolidated Financial Statements—(Continued)

In July 2010, the FASB issued ASU No. 2010-20, “Disclosures about the Credit Quality of Financing Receivables and the Allowance for Credit Losses” (“ASU No. 2010-20”). ASU No. 2010-20 amends ASC Topic 310-10-50, “Receivables—Overall—Disclosure” by requiring that more information be disclosed to facilitate financial statement users’ evaluation of (i) the nature of credit risk inherent in an entity’s portfolio of financing receivables, (ii) how that risk is analyzed and assessed in arriving at the allowance for credit losses, and (iii) the changes and reasons for those changes in the allowance for credit losses. The amendments in ASU No. 2010-20 affect all entities with financing receivables, excluding short-term trade accounts receivable or receivables measured at fair value or lower of cost or fair value. A company will need to disaggregate new and existing disclosure based on how it develops its allowance for credit losses related to financing receivables and how it manages credit exposures. Disclosures must be disaggregated by portfolio segment, the level at which an entity develops and documents a systematic method for determining its allowance for credit losses, and class of financing receivable, which is generally a disaggregation of portfolio segment. The required disclosures include, among other things, a rollforward of the allowance for credit losses as well as information about modified, impaired, non-accrual and past due loans and credit quality indicators. For public entities, ASU No. 2010-20 requires certain disclosures as of the end of a reporting period effective for periods ending on or after December 15, 2010. Accordingly, the Company will adopt such requirements as of the end of its first quarter of fiscal 2011. Other required disclosures about activity that occurs during a reporting period are effective for periods beginning on or after December 15, 2010. Accordingly, the Company will adopt such requirements effective beginning with its second quarter of fiscal 2011. The Company is currently evaluating the impact of ASU No. 2010-20 on its financial statement disclosures.

In January 2010, the FASB issued ASU No. 2010-06, “Improving Disclosures About Fair Value Measurements” (“ASU No. 2010-06”), an amendment to ASC Topic 820. ASU No. 2010-06 amends ASC Topic 820 to add new requirements for: (1) disclosures about transfers of assets and liabilities measured at fair value into and out of Levels 1 and 2 of the fair value measurement hierarchy, and (2) separate disclosures on a gross basis about purchases, sales, issuances, and settlements relating to Level 3 measurements. It also clarifies existing fair value disclosures about the level of disaggregation and about inputs and valuation techniques used to measure fair value. ASU No. 2010-06 also amends guidance on employers’ disclosures about postretirement benefit plan assets under ASC Topic 715, “Compensation—Retirement Benefits—Defined Benefits Plans—General—Disclosure,” to require that disclosures be provided by classes of assets instead of by major categories of assets. The guidance in ASU No. 2010-06 is effective for the first reporting period (including interim periods) beginning after December 15, 2009, except for the requirement to provide the Level 3 activity of purchases, sales, issuances, and settlements on a gross basis, which will be effective for fiscal years beginning after December 15, 2010, and for interim periods within those fiscal years. In the period of initial adoption, entities will not be required to provide the amended disclosures for any previous periods presented for comparative purposes. However, those disclosures are required for periods ending after initial adoption.

Accordingly, the Company adopted ASU No. 2010-06 in its second quarter of fiscal year-end 2010, except for the requirement to provide separate disclosures about purchases, sales, issuances, and settlements relating to Level 3 measurements, which will be adopted for the Company’s fiscal year-end 2012. Since the Company did not have any transfers into and out of Levels 1 and 2, the adoption of ASU No. 2010-06 did not have an impact on the Company’s consolidated financial statements. Similarly, since the Company does not own any Level 3 financial instruments, the adoption of this portion of ASU No. 2010-06 for fiscal year-end 2012 is not expected to have an impact on the Company’s consolidated financial statements.

In October 2009, the FASB issued Accounting Standards Update (“ASU”) No. 2009-12, “Fair Value Measurement and Disclosures: Investments in Certain Entities That Calculate Net Asset Value per Share (or Its Equivalent)” (“ASU No. 2009-12”), an amendment to ASC Topic 820, “Fair Value Measurement and Disclosures.” ASU No. 2009-12 offers guidance on how to use a net asset value per share to estimate the fair value of investments in hedge funds, private equity funds, real estate funds, venture capital funds, offshore fund vehicles and funds of funds. ASU No. 2009-12 is effective for interim and annual periods ending after December 15, 2009. Accordingly, the Company adopted ASU No. 2009-12 in its first quarter of fiscal year-end 2010. The adoption of ASU No. 2009-12 did not have an impact on the Company’s consolidated financial statements. The Company provided enhanced disclosure requirements at fiscal year-end 2010 pursuant to ASU No. 2009-12 in conjunction with its

Unified Grocers, Inc. and Subsidiaries

Notes to Consolidated Financial Statements—(Continued)

required adoption of FASB Staff Position FAS 132(R)-1, “Employers’ Disclosures about Postretirement Benefit Plan Assets” (now incorporated within ASC Topic 715). FASB Staff Position FAS 132(R)-1 requires an employer to disclose investment policies and strategies, categories, fair value measurements, and significant concentration of risk among its postretirement benefit plan assets (see additional discussion below).

In August 2009, the FASB issued ASU No. 2009-05, “Fair Value Measurement and Disclosures: Measuring Liabilities at Fair Value” (“ASU No. 2009-05”), an amendment to ASC Topic 820, “Fair Value Measurement and Disclosures.” ASU No. 2009-05 provides clarification on measuring liabilities at fair value when a quoted price in an active market is not available. ASU No. 2009-05 is effective for the first reporting period beginning after issuance. Accordingly, the Company adopted ASU No. 2009-05 in its first quarter of fiscal year-end 2010. The adoption of ASU No. 2009-05 did not have an impact on the Company’s consolidated financial statements.

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

In December 2008, the FASB issued FASB Staff Positions (“FSP”) FAS 132(R)-1, “Employers’ Disclosures about Postretirement Benefit Plan Assets,” amending SFAS No. 132(R), “Employers’ Disclosures about Pensions and Other Postretirement Benefits.” FSP FAS 132(R)-1 is now incorporated within ASC Topic 715 “Compensation—Retirement Benefits.” FSP FAS 132(R)-1 requires an employer to disclose investment policies and strategies, categories, fair value measurements, and significant concentration of risk among its postretirement benefit plan assets. Additionally, FSP FAS 132(R)-1 includes a technical correction requiring previously omitted disclosures (permitted pursuant to SFAS No. 158, “Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans,” now incorporated within ASC Topic 715-20 “Compensation—Retirement Benefits—Defined Benefits Plans—General”) of net periodic benefit costs to be provided on an interim basis, effective for interim periods for fiscal years ending after December 30, 2008. The Company adopted the technical correction in its first quarter of fiscal year-end 2010. The remainder of FSP FAS 132(R)-1 is effective for fiscal years ending after December 15, 2009. Accordingly, FSP FAS 132(R)-1 was adopted for the Company’s fiscal year-end 2010. Other than enhanced disclosure requirements as discussed above relative to the Company’s cash balance pension plan assets, the adoption of FSP FAS 132(R)-1 did not have a significant impact on the Company’s consolidated financial statements.

2.    Acquisition and Purchase Accounting

On September 30, 2007, the Company completed the purchase of certain assets, including inventory, prepaid expenses, notes receivable, certain fixed assets, and other long-term intangible assets (including trademarks, customer relationships and assembled workforce), and assumed certain liabilities and obligations, including accounts payable, non-union employee pension plan and warehouse leases related to the operation of Associated

Unified Grocers, Inc. and Subsidiaries

Notes to Consolidated Financial Statements—(Continued)

Grocers, Incorporated and its subsidiaries (the “Seattle Operations”) of Seattle, Washington (the “Acquisition”). The Seattle Operations provide food, nonfood, general merchandise and retail services to stores from its office and leased distribution facilities in Seattle, Washington. The total purchase price was $39.8 million, which was financed through the Company’s revolving credit line. Additionally, the Company did not purchase trade accounts receivable in the transaction, but financed the initial accounts receivable generated by the Seattle Operations subsequent to the acquisition date from additional borrowings. This initial build-up of trade accounts receivable is reflected as a use of operating cash in the Company’s consolidated statements of cash flows for the fiscal year ending September 27, 2008. This transaction increased sales volume and is expected to allow Unified to sustain $4 billion in net sales annually.

The Company has accounted for the Acquisition under the purchase method in accordance with ASC Topic 805 “Business Combinations” (“ASC Topic 850”). The following presents the final allocation of the purchase price and assumption of certain liabilities based on valuations and internal analyses:

(dollars in thousands)
Assets Acquired (Liabilities Assumed)	Allocated Fair Value
Current assets (primarily inventory and prepaid expenses)	$49,211
Property, plant and equipment	5,024
Investments (a non-marketable equity security)	5,018
Notes receivable	2,235
Intangible assets
Goodwill (including assembled workforce)	11,015
Customer relationships (finite lived)	7,200
Trademarks (indefinite lived)	2,700
Deferred tax assets	2,416
Other long-term assets	1,000
Current liabilities (primarily accounts payable and accrued liabilities)	(39,705)
Long-term liability – defined benefit pension plan	(3,368)
Long-term liabilities – other	(2,790)
Accumulated OCI – net prior service cost	17

Total – net assets acquired	$39,973

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

The excess of the purchase price over the fair value of the assets acquired and liabilities assumed has been allocated to goodwill in the amount of $11.0 million, including $7.0 million for assembled workforce. Goodwill is non-amortizing for financial statement purposes and is evaluated annually for impairment in accordance with ASC Topic 350-20. The majority of the goodwill is expected to be deductible for income tax purposes over a period not exceeding fifteen years.

The Company recorded exit related liability reserves pursuant to ASC Topic 420 “Exit of Disposal Cost Obligations” of $3.0 million. The reserves are related to lease termination costs associated with the planned exit from the

Unified Grocers, Inc. and Subsidiaries

Notes to Consolidated Financial Statements—(Continued)

Seattle facilities ($2.8 million) and employee termination costs ($0.2 million). This plan was finalized during the fourth quarter of fiscal 2008. As of the fiscal year ended September 27, 2008, the Company incurred employee termination expenses of $0.2 million. As of October 2, 2010 and October 3, 2009, the remaining reserves of $3.1 million and $2.8 million, respectively, are included in “Long-term liabilities, other” on the accompanying consolidated balance sheets.

The results of the Seattle Operations are included in the results of operations for the full fiscal years ended October 2, 2010, October 3, 2009 and September 27, 2008.

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

Although the Company had no ownership interest in the unrelated third party that assumed the leasehold and sub-leasehold interests from the Company, that third party was considered a variable interest entity pursuant to ASC Topic 810-10 “Consolidation” (“ASC Topic 810-10”). Because the primary investor in the variable interest entity did not have sufficient equity at risk, the Company was considered the primary beneficiary. Accordingly, the Company was required to consolidate the assets, liabilities and non-controlling interests of the variable interest entity, as well as the results of operations.

During fiscal 2008, Unified and the unrelated business property developer finalized an agreement whereby the Company’s obligation with respect to two of the properties was settled by Unified’s cash payments totaling $3.8 million, which approximated combined lease reserves previously recorded by the variable interest entity and the Company. As a result of this agreement, the Company’s maximum loss exposure related to the remaining two leases, with the last lease expiring in 2014, was reduced to $2.2 million. Management has determined that Unified does not expect future losses or returns related to these two remaining leases, and as such, consolidation was no longer required under ASC Topic 810-10 beginning in the fourth quarter of fiscal 2008. The impact of the deconsolidation was immaterial to the Company’s financial position, results of its operations and cash flows.

4.    Properties and Equipment

Properties and equipment, stated at cost, consisted of the following:

(dollars in thousands)
	October 2, 2010	October 3, 2009
Land	$59,678	$59,678
Buildings and leasehold improvements	136,914	136,276
Equipment	106,708	108,699
Equipment under capital leases	1,588	1,522

	304,888	306,175
Less accumulated depreciation and amortization	118,320	108,416

	$186,568	$197,759

Consolidated depreciation and amortization expense related to properties was $19.1 million, $19.7 million and $19.1 million for the years ended October 2, 2010, October 3, 2009 and September 27, 2008, respectively.

Unified Grocers, Inc. and Subsidiaries

Notes to Consolidated Financial Statements—(Continued)

Included in accumulated amortization at October 2, 2010 and October 3, 2009 is approximately $1.2 million and $0.8 million, respectively, related to capital leases. Amortization expense related to capital leases aggregated $0.4 million, $0.4 million and $0.3 million for the years ended October 2, 2010, October 3, 2009 and September 27, 2008, respectively.

5.    Investments

The amortized cost and fair value of investments are as follows:

(dollars in thousands)
October 2, 2010	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Available for sale securities:
Fixed maturity securities:
U.S. Treasury securities and obligations of U.S. government corporations and agencies	$50,006	$2,623	$—	$52,629
Municipal securities	2,728	177	(11)	2,894
Corporate securities	17,158	1,316	(17)	18,457

Total fixed maturity securities	69,892	4,116	(28)	73,980
Equity securities	8,095	284	(11)	8,368

Total available for sale securities	$77,987	$4,400	$(39)	82,348

Common stock, at cost				13,488

Total Investments				$95,836

(dollars in thousands)
October 3, 2009	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Available for sale securities:
Fixed maturity securities:
U.S. Treasury securities and obligations of U.S. government corporations and agencies	$40,026	$2,312	$(2)	$42,336
Municipal securities	1,719	97	—	1,816
Corporate securities	28,470	1,521	(129)	29,862

Total fixed maturity securities	70,215	3,930	(131)	74,014

Total available for sale securities	$70,215	$3,930	$(131)	74,014

Common stock, at cost				13,559

Total Investments				$87,573

During the fiscal years ended October 2, 2010 and October 3, 2009, the Company did not hold any trading or held-to-maturity securities.

The Company’s insurance subsidiaries invest a significant portion of premiums received in fixed maturity securities and equity securities to fund loss reserves. As a result, the Company’s insurance subsidiaries are subject to both credit and interest rate risk. Management has established guidelines and practices to limit the amount of credit risk through limitation on investments in non-investment grade securities. The Company assesses whether unrealized losses are other-than-temporary. The discussion and table that follow describe the Company’s securities that have unrealized losses.

Unified Grocers, Inc. and Subsidiaries

Notes to Consolidated Financial Statements—(Continued)

Unrealized losses on the Company’s investments in fixed maturity securities and equity securities were caused by interest rate increases rather than credit quality. Because the Company’s insurance subsidiaries do not intend to sell, nor do they have or anticipate having a regulatory requirement to sell these investments until recovery of fair value, which may be upon maturity, the Company does not consider these investments to be other-than-temporarily impaired at October 2, 2010.

The table below illustrates the length of time available for sale fixed maturity securities and equity securities, not deemed to be other-than-temporarily impaired, have been in a continuous unrealized loss position at October 2, 2010:

(dollars in thousands)
	Less than 12 Months		12 Months or Greater		Total
Description of Securities	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
Municipal securities	$524	$11	$—	$—	$524	$11
Corporate debt securities	2,160	17	—	—	2,160	17
Equity securities	2,554	11	—	—	2,554	11

Total Investments	$5,238	$39	$—	$—	$5,238	$39

Available for sale fixed maturity securities are due as follows:

(dollars in thousands)
October 2, 2010	Amortized Cost	Fair Value
Due in one year or less	$16,710	$16,727
Due after one year through five years	9,801	10,572
Due after five years through ten years	9,304	10,153
Due after ten years	34,077	36,528

	$69,892	$73,980

(dollars in thousands)
October 3, 2009	Amortized Cost	Fair Value
Due in one year or less	$1,929	$1,942
Due after one year through five years	13,749	14,729
Due after five years through ten years	15,899	16,598
Due after ten years	38,638	40,745

	$70,215	$74,014

Expected maturities will differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties. Corporate mortgage-backed securities are shown as being due at their average expected maturity dates.

Amounts reported as “due in one year or less” are included in long-term investments, as the Company’s insurance subsidiaries are required to maintain investments in support of regulatory deposit requirements. From fiscal 2005 to fiscal 2008, the Company maintained a standby letter of credit issued on behalf of a regulatory authority in compliance with statutory regulations (see Note 7) to secure workers’ compensation claims in the event it is unable to meet its obligations under these claims. Such investments under the letter of credit were concurrently released from their deposit restriction by virtue of implementing and maintaining the standby letter of credit. The letter of credit was cancelled during fiscal 2009. As a result, the Company holds investments carried at fair value on deposit with regulatory authorities in compliance with statutory insurance regulations. Hence, investments with

Unified Grocers, Inc. and Subsidiaries

Notes to Consolidated Financial Statements—(Continued)

maturities less than one year maintained in support of this long-term commitment are generally sold to repurchase investments with longer maturities. As these investments continue to support a long-term commitment obligation related to insurance reserves, the Company classifies such amounts as long-term. At both October 2, 2010 and October 3, 2009, the long-term portion of the related insurance reserves of $37.6 million are included in “Long-term liabilities, other” in the accompanying consolidated balance sheets.

Investments carried at fair values of $41.4 million and $36.1 million at October 2, 2010 and October 3, 2009 (which include $0.4 million and $1.0 million recorded in cash and cash equivalents), respectively, are maintained in support of regulatory deposit requirements ($36.6 million and $33.4 million in direct deposit of securities at October 2, 2010 and October 3, 2009, respectively) in compliance with statutory regulations. Investments with fair values of $7.0 million and $6.5 million at October 2, 2010 and October 3, 2009 (which include $0.1 million and $0.5 million recorded in cash and cash equivalents), respectively, are on deposit with regulatory authorities in compliance with statutory regulations. Investments with fair values of $2.2 million and $3.6 million at October 2, 2010 and October 3, 2009 (which include $0.2 million and $0.2 million recorded in cash and cash equivalents), respectively, are on deposit in compliance with collateral requirements on reinsurance arrangements.

Net investment income is summarized as follows:

(dollars in thousands)
	Fiscal Years Ended
	October 2, 2010	October 3, 2009	September 27, 2008
Fixed maturity securities	$6,202	$4,590	$3,622
Equity securities	395	—	—
Cash and cash equivalents	1	(10)	(50)

	6,598	4,580	3,572
Less investment expenses	287	365	378

	$6,311	$4,215	$3,194

Equity securities held by the Company that do not have readily determinable fair values are accounted for using the cost or equity methods of accounting. The Company evaluated its investments in equity securities for impairment as of October 2, 2010 and October 3, 2009, and the Company did not consider any of these equity securities to be impaired, other than the temporary impairment of the Company’s investment in National Consumer Cooperative Bank (“NCB”) as described below.

The Company held investments in Western Family Holding Company (“Western Family”) common stock of $9.4 million and $9.5 million at October 2, 2010 and October 3, 2009, respectively. Western Family is a private cooperative located in Oregon from which the Company purchases food and general merchandise products. The investment represents approximately a 20% and 22% ownership interest at October 2, 2010 and October 3, 2009, respectively. As a result of the Acquisition, the Company’s investment in Western Family increased by $5.0 million. The Company’s ownership percentage in Western Family is based, in part, on the volume of purchases transacted with Western Family. During fiscal 2010, the Company received a return of invested capital in the amount of $0.1 million resulting from Western Family’s recalculation of its members’ ownership percentage in the cooperative based on purchase volume. The investment is accounted for using the equity method of accounting.

The Company’s finance subsidiary, Grocers Capital Company (“GCC”), has an investment in NCB, which operates as a cooperative and therefore its borrowers are required to own its Class B stock. The investment in the Class B common stock of NCB aggregated $4.1 million at both October 2, 2010 and October 3, 2009. Dividend income received from NCB was minimal for fiscal years 2010, 2009 and 2008.

As described in the Company’s Annual Report on Form 10-K for the year ended October 3, 2009, NCB was in default under its senior note purchase agreement and its revolving credit facility (the “Debt Agreements”) due to violations of certain financial covenants. The covenant violations were primarily a result of significant loan losses.

Unified Grocers, Inc. and Subsidiaries

Notes to Consolidated Financial Statements—(Continued)

These factors, which contributed to NCB’s 2009 financial losses, led Unified’s management to conclude that the Company’s investment in NCB became temporarily impaired in the fourth quarter of fiscal 2009. On February 23, 2010, NCB amended its Debt Agreements to, amongst other provisions, extend through December 15, 2010, waivers and modifications that had been in place since August 14, 2009 under applicable forbearance agreements.

NCB’s Quarterly Report on Form 10-Q filed on November 15, 2010 reported that NCB had fully repaid its aggregate outstanding debt under its Debt Agreements ($215 million as of December 31, 2009), and thus is no longer operating under forbearance agreements. As of September 30, 2010, NCB reported it was in full compliance and expects to remain in full compliance with the debt covenants on its remaining outstanding debt.

Based on NCB’s fiscal 2010 financial performance, current liquidity position and the pay-off of its debt related to the forbearance agreements, we determined that our investment in NCB is no longer impaired.

6.    Accrued Liabilities

Accrued liabilities are summarized as follows:

(dollars in thousands)
	October 2, 2010	October 3, 2009
Insurance loss reserves and other insurance liabilities	$20,215	$22,368
Accrued wages, current portion of retirement benefits and related taxes	29,172	25,742
Accrued income and other taxes payable	2,411	2,205
Accrued promotional liabilities	3,838	3,107
Other accrued liabilities	11,611	12,021

	$67,247	$65,443

7.    Notes Payable

The Company’s notes payable and scheduled maturities are summarized as follows:

(dollars in thousands)
	October 2, 2010	October 3, 2009
Senior secured notes	$111,000	$86,000
Secured revolving credit agreement	116,300	142,000
Member financing arrangement	—	665
Obligations under capital leases	332	737

Total notes payable	227,632	229,402
Less portion due within one year	2,706	980

	$224,926	$228,422

Maturities of notes payable as of October 2, 2010 are:

(dollars in thousands)
Fiscal year
2011	$2,706
2012	3,758
2013	120,185
2014	4,127
2015	4,415
Thereafter	92,441

$227,632

Unified Grocers, Inc. and Subsidiaries

Notes to Consolidated Financial Statements—(Continued)

Senior Secured Notes

The Company had a total of $111.0 million outstanding, at October 2, 2010, in senior secured notes to certain insurance companies and pension funds (referred to collectively as “John Hancock Life Insurance Company” or “Hancock”) under a note purchase agreement dated September 29, 1999 (as amended, the “Senior Note Agreement”) as amended and restated effective January 6, 2006. At October 3, 2009, $86.0 million was outstanding under the Senior Note Agreement.

The Senior Note Agreement is comprised of two tranches of $46.0 million and $40.0 million with interest rates of 6.421% and 7.157%, respectively, and matures on January 1, 2016. The Senior Note Agreement calls for interest only payments for the first five years of the term, and then starting on the 61st payment, approximately $0.8 million principal plus interest on the $86.0 million of notes. At the maturity date, a balloon payment of $66.3 million is due. In addition, $4.5 million of notes (monthly payments of interest only at 8.71%) matured (with a balloon payment due) and were paid on October 1, 2009.

On November 3, 2009, the Company entered into the Third Amendment to Amended and Restated Note Purchase Agreement (the “Third Amendment”) with Hancock to further amend the Senior Note Agreement to add an additional layer (“Tranche C Notes”). The Tranche C Notes are an aggregate value of $25 million, at a fixed rate of 6.82%, which will mature November 1, 2019. The Company’s Current Report on Form 8-K was filed on November 9, 2009.

The notes continue to be secured by certain of the Company’s personal and real property and contain customary covenants, default provisions (including acceleration of the debt in the event of an uncured default), and prepayment penalties similar to those included in the original note purchase agreement.

Secured Revolving Credit Agreement

Subsequent to fiscal year-end 2010, the Company entered into a Credit Agreement (the “Agreement”) on October 8, 2010, among the Company, the lenders party thereto, and Wells Fargo Bank, National Association, as Administrative Agent. The Agreement replaces the Company’s existing revolving credit agreement, dated as of December 5, 2006, with substantially the same parties, terms and conditions. The Company’s Current Report on Form 8-K was filed on October 13, 2010.

On December 22, 2009, the Company entered into a Second Amendment to Amended and Restated Credit Agreement (the “Amendment”), among the Company, other credit parties as identified therein, Bank of Montreal, Chicago Branch, as Administrative Agent, and Fifth Third Bank. The Amendment exercises a provision in the Company’s revolving credit agreement, entitled Amended and Restated Credit Agreement, dated as of December 5, 2006, among the Company, other credit parties as identified therein, and Bank of Montreal, Chicago Branch, as Administrative Agent (the “Credit Agreement”), to (i) increase the total committed funds available to the Company by $25 million from $250 million to $275 million, and (ii) add Fifth Third Bank to the Credit Agreement as a lender with a commitment of $25 million. Borrowings under the Credit Agreement may be made as revolving loans, swing line loans or letters of credit. The Credit Agreement was to expire on January 31, 2012 and bore interest at either LIBOR plus an applicable margin (0.75% to 1.75%), or the lender’s base rate plus an applicable margin (0.00% to 0.25%). At October 2, 2010 and October 3, 2009, the Credit Agreement bore interest at the lender’s base rate plus applicable margin (3.25% plus 0% and 3.25% plus 0%), or adjusted LIBOR plus applicable margin (0.26% plus 1.25% and 0.25% plus 1.25%), respectively. The Credit Agreement contained an option to increase the total committed funds available to the Company to a maximum of $300 million, either through any of the existing lenders increasing their commitment or by means of the addition of new lenders. Undrawn portions of the commitments under the Credit Agreement bore commitment fees at rates between 0.15% and 0.35% per annum. The Credit Agreement is collateralized by the accounts receivable and inventories of the Company and certain subsidiaries. The Company had $105.3 million and $142.0 million outstanding under the Credit Agreement at October 2, 2010 and October 3, 2009, respectively.

Unified Grocers, Inc. and Subsidiaries

Notes to Consolidated Financial Statements—(Continued)

The Credit Agreement and the Senior Note Agreement each contain customary representations, warranties, financial covenants, default and pre-payment provisions for these types of financing. Obligations under these credit agreements are senior to the rights of Members with respect to Required Deposits, patronage dividend certificates (“Patronage Certificates”) and subordinated notes (see Notes 11 and 12). Both the Credit Agreement and the Senior Note Agreement Amendment limit the incurrence of additional funded debt and the incurrence of liens except permitted liens. Examples of default conditions include the failure to pay an installment of principal or interest under the agreements, the making of false representations and warranties, and non-compliance with one or more financial covenants (minimum tangible net worth, fixed charge coverage ratio and funded debt to earnings before interest, income taxes, depreciation, amortization and patronage dividends, “EBITDAP”). The Credit Agreement and the Senior Note Agreement Amendment both limit distributions to shareholders (including the repurchase of shares) to designated permitted redemptions, and prohibit all distributions and payments on Patronage Certificates when an event of default has occurred and is continuing. In the event the Company is not in compliance with the financial covenants of the Credit Agreement and the Senior Note Agreement Amendment, the continued availability of loan funds or the terms upon which such loans would be available could be negatively impacted, and the impact to the Company could be material. As of October 2, 2010, the Company was in compliance with all applicable covenants of its Credit Agreement and Senior Note Agreement Amendment.

Member Financing Arrangement

On September 24, 2010, the Company’s wholly-owned finance subsidiary, Grocers Capital Company (“GCC”), entered into a Loan and Security Agreement (the “GCC Loan Agreement”), by and among GCC, the lenders signatory thereto, and California Bank & Trust, as Arranger and Administrative Agent (the “Agent”). The GCC Loan Agreement provides for a revolving credit facility with total commitments in the principal amount of $15 million. Borrowings under the GCC Loan Agreement may not exceed 80% of GCC’s eligible notes receivable (certain notes receivable restricted to 50%), less any reserves as may be established by the Agent. The GCC Loan Agreement matures on September 24, 2013, and the proceeds therefrom are intended to fund loans to the Company’s customers and to be used for the general corporate purposes of GCC, including customary financing and operating activities.

The GCC Loan Agreement provides for revolving loans and term loans. At the election of GCC, revolving loans shall bear interest at either the LIBOR Rate or the Base Rate, and term loans shall bear interest at either the LIBOR/Swap Rate or the Base Rate, in each case plus an interest rate margin. The interest rate margin for LIBOR Rate loans is 3.00% per annum. The interest rate margin for Base Rate loans is 0.75% per annum. The interest rate margin for LIBOR/Swap Rate loans is 3.25% per annum. Notwithstanding the foregoing, all loans will be subject to daily interest rate floors. For term loans that bear interest at a LIBOR/Swap Rate, the daily minimum rate is based on a 5.75% per annum rate. For all other loans, the daily minimum rate is based on a 4.00% per annum rate. Undrawn portions of the commitments under the GCC Loan Agreement bear commitment fees at the rate of 0.25% per annum. GCC had revolving loan borrowings of $11.0 million bearing an interest rate of 4.00% (3.25% prime plus 0.75% interest rate margin), outstanding at October 2, 2010. GCC’s revolving loan borrowings of $11.0 million are included under the caption “Secured revolving credit agreement” in the foregoing notes payable table. There were no term loan borrowings outstanding at October 2, 2010.

GCC had a $10.0 million credit agreement with NCB collateralized by GCC’s loan receivables. Funding for loans is derived from the cash reserves of GCC, as well as, historically, the $10.0 million credit facility. The credit agreement matured on April 5, 2010. Amounts advanced under the credit agreement bore interest at prime (3.25%) or Eurodollar (0.31%) plus 1.50% and 2.00% at October 3, 2009. The unused portion of the credit line was subject to a commitment fee of 0.125%. The applicable rate was determined at the Company’s discretion. GCC had no borrowings outstanding at October 3, 2009.

Loan receivables were periodically sold by GCC to NCB through a loan purchase agreement. This loan purchase agreement matured on March 31, 2010. Total loan purchases under the agreement were limited to a total aggregate principal amount outstanding of $35.0 million, and bore interest at LIBOR plus 2.0% or 2.5% depending on loan type. The loan purchase agreement did not qualify for sale treatment pursuant to ASC Topic 860 “Transfers

Unified Grocers, Inc. and Subsidiaries

Notes to Consolidated Financial Statements—(Continued)

and Servicing.” Accordingly, the Company accounted for the transfer of these financial assets as a secured borrowing with a pledge of collateral. The aggregate amount of secured borrowings with NCB was $0.7 million at October 3, 2009. The pledged collateral included in current notes receivable was $0.5 million and non-current amounts were $0.2 million at October 3, 2009. The loans receivable generally bore interest at rates averaging prime/LIBOR plus 1.49%, were paid monthly and had remaining maturity dates ranging from 2010 to 2019.

Standby Letters of Credit

During fiscal 2005, a Member of the Company entered into a $0.9 million standby letter of credit agreement with the Company’s finance subsidiary to secure insurance coverage provided by the Company’s insurance subsidiary in the event the Member is unable to meet its obligations. During fiscal 2006, this agreement was cancelled and replaced with a new standby letter of credit agreement with the same parties containing similar terms in the amount of $1.1 million. On October 20, 2009, the standby letter of credit agreement was increased to $1.5 million (see Note 19). The standby letter of credit agreement was cancelled as of October 2, 2010.

From fiscal 2005 to fiscal 2008, the Company’s wholly-owned subsidiary maintained a standby letter of credit agreement to secure workers’ compensation claims in the event it was unable to meet its obligations under these claims. The standby letter of credit was secured by investments of the Company’s wholly-owned subsidiary (see Note 5), and such investments were concurrently released from their deposit restriction by virtue of implementing and maintaining the standby letter of credit. During fiscal 2008, the standby letter of credit agreement was $37.8 million. During fiscal 2009, the standby letter of credit agreement was cancelled effective April 1, 2009. In addition, the Company also has $1.5 million in standby letters of credit outstanding at October 2, 2010, to secure various bank, insurance and vendor obligations.

Loan Guarantees

The Company also guarantees certain loans made directly to Members by third-party lenders. At October 2, 2010 and October 3, 2009, the maximum principal amount of these guarantees was $11 thousand and $50 thousand. Member loans, provided by the Company and third parties, are generally secured with collateral, which usually consists of personal and real property owned by Members and may include personal guarantees of Members at the discretion of the Company.

8.    Long-term Liabilities, Other

Long-term liabilities, other are summarized as follows:

(dollars in thousands)
	October 2, 2010	October 3, 2009
Pension and postretirement benefit liabilities	$150,882	$136,092
Insurance loss reserves and other insurance liabilities	37,586	37,576
Other long-term liabilities	23,494	25,580

	$211,962	$199,248

Unified Grocers, Inc. and Subsidiaries

Notes to Consolidated Financial Statements—(Continued)

9.    Leases

Capital and Operating Leases

The Company has entered into operating leases and non-cancelable capital leases for warehouse, transportation and data processing equipment.

The Company has also entered into operating leases for approximately twenty-five retail supermarkets. The majority of these locations are subleased to various Members of the Company. The operating leases and subleases are non-cancelable, renewable in certain instances, include purchase options that are not bargain purchase options, and require payment of real estate taxes, insurance and maintenance.

Rent expense for operating leases was $22.5 million, $24.1 million and $29.4 million for the fiscal years ended October 2, 2010, October 3, 2009 and September 27, 2008, respectively. Sublease rental income was $4.0 million, $4.8 million and $5.4 million for the fiscal years ended October 2, 2010, October 3, 2009 and September 27, 2008, respectively.

Minimum rentals on equipment under capital leases and properties leased by the Company, including properties subleased to third parties, as of October 2, 2010, are summarized as follows:

(dollars in thousands)
Fiscal year	Capital Leases	Operating Leases
2011	$164	$23,646
2012	154	21,935
2013	26	18,678
2014	—	10,708
2015	—	7,485
Thereafter	—	24,669
Total minimum lease payments	344	$107,121
Less: amount representing interest	(12)
Present value of net minimum lease payments	332
Less: current installments of obligations under capital leases	(156)
Obligations of capital leases excluding current installments	$176

Future minimum sublease rental income on operating leases as of October 2, 2010 is summarized as follows:

(dollars in thousands)
Fiscal year	Operating Leases
2011	$5,792
2012	5,266
2013	4,711
2014	4,424
2015	3,853
Thereafter	11,044

Total future minimum sublease income	$35,090

Lease Guarantees

At October 2, 2010, the Company was contingently liable with respect to five lease guarantees for certain Members with commitments expiring through 2026. The Company believes the locations underlying these leases are

Unified Grocers, Inc. and Subsidiaries

Notes to Consolidated Financial Statements—(Continued)

marketable and, accordingly, that it will be able to recover a substantial portion of the guaranteed amounts in the event the Company is required to satisfy its obligations under the guarantees.

The Company’s guarantees of these leases as of October 2, 2010 are summarized in the table below.

(dollars in thousands)
Remaining Lease Term	Guaranteed Leases
Less than 1 year	$2,654
1-3 years	5,271
4-5 years	3,155
More than 5 years	930

Total lease guarantees	$12,010

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

Total lease guarantees, as disclosed above, include lease guarantees entered into during fiscal 2006 and fiscal 2004 with respect to two Members. The guarantees consist of one twenty-year term and one ten-year term, respectively, and as of October 2, 2010, the maximum potential amount of future payments that the Company could be required to make as a result of the Member’s non-payment of rent is approximately $3.5 million and $1.2 million, respectively. Pursuant to ASC Topic 460-10, Unified has recorded a liability in connection with these guarantee arrangements. These liabilities, which amount to approximately $0.4 million, at both October 2, 2010 and October 3, 2009, represent the premiums receivable from the Members as consideration for the guarantees, and are deemed to be the fair value of the lease guarantees. The Company does not believe, based on historical experience and information currently available, that it is probable that any amounts will be required to be paid under these guarantee arrangements.

10.    Income Taxes

The significant components of income tax expense are summarized as follows:

(dollars in thousands)	Fiscal Years Ended
	October 2, 2010	October 3, 2009	September 27, 2008
Federal:
Current	$10,244	$2,914	$10,390
Deferred	(4,095)	4,842	(2,242)

Total federal	6,149	7,756	8,148

State:
Current	574	(2,000)	1,025
Deferred	(600)	2,101	10

Total state	(26)	101	1,035

Income taxes	$6,123	$7,857	$9,183

Unified Grocers, Inc. and Subsidiaries

Notes to Consolidated Financial Statements—(Continued)

The effects of temporary differences and other items that give rise to deferred tax assets and liabilities are presented below:

(dollars in thousands)
	October 2, 2010	October 3, 2009
Deferred tax assets:
Accounts receivable	$1,426	$1,421
Accrued benefits	64,938	55,708
Lease reserves	4,705	3,942
Insurance reserves	3,361	2,766
Net operating loss carry forwards	884	1,014
Non-qualified written notice of allocation	12,913	14,632
Inventory reserve	679	744
Credits	1,949	1,621
Interest capitalization	470	465
Other	47	442

Total gross deferred tax assets	$91,372	$82,755

Deferred tax liabilities:
Depreciation of properties and equipment	$41,292	$40,396
Market value adjustment	3,643	3,042
Capitalized software	3,387	3,227
Deferred state taxes	1,246	957
Other	248	288

Total gross deferred tax liabilities	$49,816	$47,910

Net deferred tax assets	$41,556	$34,845

The Company had net deferred tax assets of $41.6 million and $34.9 million, of which $10.1 million and $10.2 million are classified as deferred income taxes in current assets and $31.5 million and $24.7 million are included in other assets in the accompanying consolidated balance sheets as of October 2, 2010 and October 3, 2009, respectively.

A valuation allowance is required to be provided to reduce the deferred tax assets to a level which, more likely than not, will be realized. The Company’s net deferred tax assets of approximately $41.6 million and $34.9 million were not reduced by tax valuation allowances at October 2, 2010 and October 3, 2009. Management evaluated the available positive and negative evidence in determining the realizability of the net deferred tax assets at October 2, 2010 and October 3, 2009 and concluded it is more likely than not that the Company should realize its net deferred tax assets through future operating results, the reversal of taxable temporary differences, and tax planning.

The Company had federal net operating loss carryforwards of approximately $2.5 million and $3.1 million and no state net operating loss carryforwards as of the fiscal years ended October 2, 2010 and October 3, 2009, respectively. A portion of the federal net operating loss has not been utilized in the current year and is being carried forward due to certain limitations under Internal Revenue Code Section 382. The net operating losses expire in 2018 for federal income taxes.

Unified Grocers, Inc. and Subsidiaries

Notes to Consolidated Financial Statements—(Continued)

The provision for income taxes at the Company’s effective tax rate differed from the provision for income taxes at the federal statutory rate (35%) as follows:

(dollars in thousands)
	Fiscal Years Ended
	October 2, 2010	October 3, 2009	September 27, 2008
Federal income tax expense at the statutory rate	$5,986	$7,914	$9,293
State income taxes, net of federal income tax benefit	(17)	66	673
Split dollar life insurance	(538)	242	972
Adjustment to prior year tax liabilities	413	(224)	351
VIE lease reserve	—	—	(2,407)
Other, net	279	(141)	301

Provision for income taxes	$6,123	$7,857	$9,183

At October 2, 2010, the Company had no unrecognized tax benefits that, if recognized, would materially affect the Company’s effective income tax rate in future periods. Management is currently unaware of any issues under review that could result in significant payments, accruals or material deviations from its recognized tax positions. The Company continues to recognize interest and penalties accrued related to unrecognized tax benefits and penalties within its provision for income taxes. The Company had no material interest and penalties accrued at October 2, 2010.

With limited exceptions, the Company is no longer subject to federal income tax examinations for fiscal years prior to 2006. As of October 2, 2010, the Company is subject to income tax examinations for its U.S. federal income taxes for fiscal years 2006 through 2008 and for state and local income taxes for fiscal years 2005 through 2008. The Company is currently under federal income tax examination for fiscal year 2006.

11. Patronage Dividends

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

Unified Grocers, Inc. and Subsidiaries

Notes to Consolidated Financial Statements—(Continued)

The following table summarizes the patronage dividend earnings of Unified during the past three fiscal years.

(dollars in thousands)
Division	2010	2009	2008
Cooperative	$407	$4,933	$11,343
Southern California Dairy	11,974	10,172	10,065
Pacific Northwest Dairy	1,657	1,618	651

Total	$14,038	$16,723	$22,059

For fiscal 2010, patronage dividends in the Cooperative Division are distributed to Members as follows:

•

The total patronage dividend is qualified and distributed in cash. Typically, Members who do not hold Class B Shares with a combined issuance value equal to the Class B Share requirement must purchase additional Class B Shares from their Required Deposit in an amount sufficient to achieve the requirement (see Note 12, “Capital Shares—Class B Shares”). For those Members who otherwise would be required to purchase additional Class B Shares from cash in their deposit fund, the Board waived such requirement for fiscal 2010 only.

For fiscal 2009 and fiscal 2008, patronage dividends in the Cooperative Division were distributed to Members as follows:

•	The first 30% of the patronage dividend was non-qualified and distributed in Class E Shares.

•	The remaining 70% of the patronage dividend was qualified and distributed as a combination of cash and Class B Shares as follows:

•	The first 20% of this portion of the dividend was distributed in cash.

•

The remaining amount was distributed in Class B Shares to the extent of any deficiency in the Member meeting its Class B Share requirement, and the remainder was deposited in cash to the Member’s deposit fund.

The accompanying financial statements reflect patronage dividends earned by Members as of the fiscal year ended October 2, 2010. The actual distribution of the fiscal 2010 patronage dividend is anticipated to take place in January 2011.

Patronage dividends generated by the dairy divisions are paid quarterly and have historically been paid in cash.

12. Capital Shares

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

The Company exchanges its Class A Shares and Class B Shares with its Members at a price that is based on a formula and is approved by the Board (“Exchange Value Per Share”). Prior to September 30, 2006, the Company computed the Exchange Value Per Share of the Class A and Class B Shares as Book Value divided by the number of Class A and Class B Shares outstanding at the end of the fiscal year. Book Value was computed based on the sum of the fiscal year end balances of Class A and Class B Shares, plus retained earnings, plus (less)

Unified Grocers, Inc. and Subsidiaries

Notes to Consolidated Financial Statements—(Continued)

accumulated other comprehensive earnings (loss). Commencing September 30, 2006, the Company computed its Exchange Value Per Share computation excluding accumulated other comprehensive earnings (loss) from Book Value. At the Company’s annual meeting of shareholders held on February 23, 2010, the shareholders authorized the Board, in its sole discretion, to retain a portion of the Company’s annual earnings from its non-patronage business and not allocate those earnings to the Exchange Value. Additionally, the Company modified its Exchange Value Per Share computation, effective for fiscal year-end 2010, to also exclude from Book Value non-allocated retained earnings (loss) and the redemption value of unredeemed shares tendered for redemption, and to exclude the number of shares tendered for redemption from the outstanding number of Class A and Class B Shares. Exchange Value Per Share does not necessarily reflect the amount the net assets of the Company could be sold for or the dollar amount that would be required to replace them. See “OFFERING OF CLASS A SHARES, CLASS B SHARES AND CLASS E SHARES—Exchange Value Per Share” in the Company’s Post-Effective Amendment No. 1 to Registration Statement on Form S-1 filed on January 25, 2010, with respect to the Company’s offering of Class A Shares, Class B Shares and Class E Shares for further information.

The Non-Allocated Earnings Program authorizes the Board, in its sole discretion, to retain a portion of the Company’s future annual earnings from its non-patronage business and not allocate those earnings to the Exchange Value. The Company retained $3.7 million of fiscal 2010 non-patronage earnings under the Non-Allocated Earnings Program. The amount retained is not included in computing the issuance and redemption prices of the Class A Shares or Class B Shares. In addition, the Non-Allocated Earnings Program grants the Board the authority to reallocate the non-allocated earnings back to the Exchange Value. The Non-Allocated Earnings Program authorizes the Board to establish a category of non-allocated equity, but does not restrict the uses of that non-allocated equity. The Board intends to use the non-allocated equity authorized by the Non-Allocated Earnings Program for the same general purposes as the Board uses the Company’s retained earnings, including support of the growth of its business, other than the payment of the redemption price of Class A Shares and Class B Shares.

Unified’s Bylaws currently require each Member to acquire and hold 350 Class A Shares. The Board is authorized to accept Members without the issuance of Class A Shares when the Board determines that such action is justified by reason of the fact that the ownership of the patron is the same, or sufficiently the same, as that of another Member holding the required number of Class A Shares.

Such persons or entities who from time to time may be accepted as new Members of Unified will be required to purchase or subscribe for the purchase of the number of Class A Shares in the manner set forth in the preceding paragraph. The price for these shares is the Exchange Value Per Share of the Company’s outstanding shares at the close of the fiscal year end prior to purchase. At October 2, 2010 and October 3, 2009, the Exchange Value Per Share was $304.48 and $290.37, respectively. Any subscription will require a minimum cash down payment with terms to be determined by the Board. Unified at its option may, as a condition to accepting a Member, require that instead of issuing Class A Shares, such Member purchase said shares from a terminated Member at the same price which would have been payable had the new Member purchased said shares from Unified.

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

Unified Grocers, Inc. and Subsidiaries

Notes to Consolidated Financial Statements—(Continued)

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

For the fiscal year ended October 2, 2010, the Board elected to distribute 100% of the Cooperative Division patronage dividend in cash. No Class B Shares are to be issued as part of the patronage dividend distribution. In addition, for those Members who otherwise would be required to purchase additional Class B Shares from cash in their deposit fund, the Board waived such requirement for fiscal 2010 only.

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

Unified Grocers, Inc. and Subsidiaries

Notes to Consolidated Financial Statements—(Continued)

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

Class C Shares.    There are 24 authorized Class C Shares of which 15 were outstanding as of October 2, 2010 and October 3, 2009. Class C Shares are held by directors of the Company. Each director purchases one Class C Share for its stated value of ten dollars. Class C Shares are non-voting director qualifying shares, with no rights as to dividends or other distributions, and share in liquidation at a value of ten dollars per share. During fiscal 2007, the Board approved a resolution to redeem the Class C Shares, and the Company’s intention is to redeem and simultaneously cancel the outstanding shares.

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

Unified Grocers, Inc. and Subsidiaries

Notes to Consolidated Financial Statements—(Continued)

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

The following tables summarize the Class A and Class B Shares tendered for redemption, shares converted, shares redeemed, and the remaining number of shares and their associated redemption value pending redemption at the fiscal year end of each of the following periods:

(dollars in thousands)
Class A Shares	Tendered	Redeemed	Remaining	Redemption Value at Fiscal year-end
Fiscal 2007			2,400	$535
Fiscal 2008	14,700	13,600	3,500	$860
Fiscal 2009	10,850	11,550	2,800	$767
Fiscal 2010	10,500	10,500	2,800	$813

(dollars in thousands)
Class B Shares	Tendered	Converted	Redeemed	Remaining	Redemption Value at Fiscal year-end
Fiscal 2007				36,518	$7,179
Fiscal 2008	17,482	350	21,648	32,002	$7,217
Fiscal 2009	8,146	—	23,309	16,839	$4,245
Fiscal 2010	54,360	—	17,339	53,860	$15,639

(a)	Shares converted to Class A Shares pursuant to the Company’s equity enhancement program.

Unified Grocers, Inc. and Subsidiaries

Notes to Consolidated Financial Statements—(Continued)

13.    Benefit Plans

The Company sponsors a cash balance plan (“Unified Cash Balance Plan”). The Unified Cash Balance Plan is a noncontributory defined benefit pension plan covering substantially all employees of the Company who are not subject to a collective bargaining agreement. Under the Unified Cash Balance Plan, participants are credited with an annual accrual based on years of service with the Company. The Unified Cash Balance Plan balance receives an annual interest credit, currently tied to the 30-year Treasury rate that is in effect the previous November, but in no event shall the rate be less than 5%. On retirement, participants will receive a lifetime annuity based on the total cash balance in their account. Benefits under the Unified Cash Balance Plan are provided through a trust.

In association with the Acquisition, the Company assumed the Cash Balance Retirement Plan for Employees of Associated Grocers, Incorporated (“AG Cash Balance Plan”), which was a noncontributory defined benefit pension plan covering eligible employees of Associated Grocers, Incorporated who were not subject to a collective bargaining agreement. Prior to December 31, 2008, benefits under the AG Cash Balance Plan were provided through a trust and also through annuity contracts. Effective as of December 31, 2008 (the “Plan Merger Date”), the AG Cash Balance Plan was merged with and into the Unified Cash Balance Plan. Accordingly, subsequent to the Plan Merger Date, the terms and conditions governing the participants in the AG Cash Balance Plan are set forth as described in the Company’s Amended and Restated Unified Grocers, Inc. Cash Balance Plan, effective January 1, 2009 (see Exhibit 10.38.6 to the Company’s Quarterly Report on Form 10-Q for the quarterly period ended December 27, 2008, filed on February 10, 2009 for additional information). As to the AG Participants, the terms of the AG Cash Balance Plan that existed prior to the Plan Merger Date were effective through the Plan Merger Date. AG Participants’ periods of service (as defined in the AG Cash Balance Plan) were determined and frozen as of the Plan Merger Date, such that no AG Participant accrued any additional service after such date. Additionally, AG Participants’ accrued benefits under the AG Cash Balance Plan were frozen as of the Plan Merger Date, and no AG Participant accrued additional pay credits or interest (as defined in the AG Cash Balance Plan) after the Plan Merger Date. Effective January 1, 2009, all qualifying employees of the Company not subject to a collective bargaining agreement (including AG Participants) accrue benefits pursuant to the Unified Cash Balance Plan. For comparative and informational purposes herein, as the Plan Merger Date occurred during fiscal year 2009, certain amounts attributable to each of the Unified and AG Cash Balance Plans have been disclosed separately and represent components of the combined Unified Cash Balance Plan for the previous fiscal year-end October 3, 2009. Amounts disclosed for the AG Cash Balance Plan for the fiscal year-end September 27, 2008 represent this plan on a stand-alone basis. In fiscal year 2010, the related trust accounts were also combined and reporting for fiscal year 2010 is disclosed and displayed on a combined basis.

The Company also sponsors an Executive Salary Protection Plan (“ESPP”) that provides supplemental post-termination retirement income based on each participant’s salary and years of service as an officer of the Company. Depending on when the officer became a participant in the ESPP, final salary is defined as the highest compensation of the last three years preceding employment separation or the average of the highest five years of compensation out of the last ten years preceding employment separation. Funds are held in a rabbi trust for the ESPP consisting primarily of life insurance policies reported at cash surrender value and mutual fund assets consisting of various publicly-traded mutual funds reported at estimated fair value based on quoted market prices. In accordance with ASC Topic 710, “Compensation—General”, the assets and liabilities of a rabbi trust must be accounted for as if they are assets and liabilities of the Company. The assets held in the rabbi trust are not available for general corporate purposes. The rabbi trust is subject to creditor claims in the event of insolvency. In addition, all earnings and expenses of the rabbi trust are reported in the Company’s consolidated statement of earnings. The cash surrender value of such life insurance policies aggregated $15.9 million and $14.5 million at October 2, 2010 and October 3, 2009, respectively, and are included in other assets in the Company’s consolidated balance sheets. Mutual funds reported at their estimated fair value of $11.1 million and $5.5 million at October 2, 2010 and October 3, 2009, respectively, are included in other assets in the Company’s consolidated balance sheets. The related accrued benefit cost (representing the Company’s benefit obligation to participants) of $33.9 million and $29.2 million at October 2, 2010 and October 3, 2009, respectively, is recorded in long-term liabilities, other in the Company’s accompanying consolidated balance sheets. The rabbi trust is subject to creditor claims in the event of insolvency. The ESPP accrued benefit cost is included in the pension tables below. However,

Unified Grocers, Inc. and Subsidiaries

Notes to Consolidated Financial Statements—(Continued)

the trust assets are excluded from ESPP plan assets as they do not qualify as plan assets under ASC Topic 715, “Compensation—Retirement Benefits”.

Pension expense for the Unified Cash Balance Plan, AG Cash Balance Plan and ESPP totaled $11.6 million, $7.1 million and $4.6 million for the fiscal years ended October 2, 2010, October 3, 2009 and September 27, 2008, respectively.

The components of net periodic cost for the Unified Cash Balance Plan, AG Cash Balance Plan and ESPP consist of the following (measured at September 30, 2010 and 2009 and June 30, 2008 for fiscal 2010, 2009 and 2008, respectively):

(dollars in thousands)
	Unified Cash Balance Plan
	Fiscal Years Ended
	October 2, 2010	October 3, 2009	September 27, 2008
Service cost	$4,543	$3,174	$3,120
Interest cost	10,293	7,791	7,079
Expected return on plan assets	(10,989)	(8,279)	(8,554)
Amortization of prior service cost	10	7	8
Actuarial loss	2,606	—	—

Net periodic cost	$6,463	$2,693	$1,653

(dollars in thousands)
	AG Cash Balance Plan
	Fiscal Years Ended
	October 2, 2010	October 3, 2009	September 27, 2008
Service cost	$—	$435	$456
Interest cost	—	2,426	2,236
Expected return on plan assets	—	(2,361)	(2,741)
Amortization of prior service cost	—	3	2
Actuarial loss	—	67	—

Net periodic cost	$—	$570	$(47)

(dollars in thousands)
	ESPP
	Fiscal Years Ended
	October 2, 2010	October 3, 2009	September 27, 2008
Service cost	$2,279	$1,770	$1,466
Interest cost	1,668	1,506	1,152
Amortization of prior service cost	241	241	241
Recognized actuarial loss	904	316	117

Net periodic cost	$5,092	$3,833	$2,976

The Company’s fiscal 2010 pension expense includes an approximate $3.8 million charge for the Unified Cash Balance Plan and ESPP plan combined as a result of amortizing prior service costs of $0.3 million and an actuarial loss of $3.5 million from accumulated other comprehensive income into pension expense over the 2010 fiscal year.

The Company’s projected fiscal 2011 pension expense includes an approximate $4.2 million charge for the Unified Cash Balance Plan and ESPP plan combined which are expected to be recognized as a result of amortizing

Unified Grocers, Inc. and Subsidiaries

Notes to Consolidated Financial Statements—(Continued)

projected prior service costs of $0.2 million and a projected actuarial loss of $4.0 million from accumulated other comprehensive income into pension expense over the 2011 fiscal year.

ASC Topic 715-20 includes a requirement for employers to measure plan assets and benefit obligations as of their fiscal year-end statement of financial position effective for fiscal years ending after December 15, 2008. Accordingly, the Company adopted this requirement effective for the fiscal year ended October 3, 2009. As a result, the information presented in the following tables was measured as of September 30, 2010 and 2009 for fiscal 2010 and 2009 and measured as of June 30, 2008 for fiscal 2008, respectively. Pursuant to the adoption criteria of ASC Topic 715-20, the Company recorded a total charge of $1.5 million (net of income taxes of $0.9 million) to beginning retained earnings on its consolidated October 3, 2009 year-end statement of financial position. This charge included $0.4 million, $0.6 million and $0.5 million (each net of income taxes) for the Unified Cash Balance Plan, ESPP and postretirement benefit plans, respectively. The AG Cash Balance Plan was previously measured at September 27, 2008 and was not subject to the measurement date change adjustment.

The combined accumulated plan benefit obligation for the Unified Cash Balance Plan and ESPP is $237.1 million for fiscal 2010, and the combined accumulated plan benefit obligation for the Unified and AG Cash Balance Plans and ESPP was $211.6 million for fiscal 2009.

The following table sets forth the change in benefit obligation for the Unified Cash Balance Plan and ESPP (measured at September 30, 2010 and 2009 for fiscal 2010 and fiscal 2009, respectively):

(dollars in thousands)
	Unified Cash Balance Plan		ESPP
	October 2, 2010	October 3, 2009	October 2, 2010	October 3, 2009
Benefit obligation at beginning of year	$138,677	$113,472	$29,184	$21,872
Transfer of benefit obligation from AG Cash Balance Plan	43,746	—	—	—
Service cost	4,543	3,174	2,279	1,770
Interest cost	10,293	7,791	1,668	1,506
Retained earnings adjustment—measurement date change pursuant to ASC Topic 715-20	—	2,741	—	819
Actuarial loss/(gain)	11,669	16,317	1,770	3,678
Benefits paid	(6,310)	(4,818)	(361)	(461)

Benefit obligation at end of year	$202,618	$138,677	$34,540	$29,184

The following table sets forth the change in benefit obligation for the AG Cash Balance Plan (measured at September 30, 2009 for fiscal 2009):

(dollars in thousands)
	AG Cash Balance Plan
	October 2, 2010	October 3, 2009
Benefit obligation at beginning of year	$43,746	$33,329
Service cost	—	435
Interest cost	—	2,426
Plan amendments	—	—
Actuarial loss/(gain)	—	9,424
Benefits paid	—	(1,868)
Transfer of benefit obligation to Unified Cash Balance Plan	(43,746)	—

Benefit obligation at end of year	$—	$43,746

Unified Grocers, Inc. and Subsidiaries

Notes to Consolidated Financial Statements—(Continued)

The following table sets forth the change in plan assets for the Unified Cash Balance Plan and ESPP (measured at September 30, 2010 and 2009 for fiscal 2010 and fiscal 2009, respectively):

(dollars in thousands)
	Unified Cash Balance Plan		ESPP
	October 2, 2010	October 3, 2009	October 2, 2010	October 3, 2009
Fair value of plan assets at beginning of year	$102,508	$93,107	$—	$—
Transfer of plan assets from AG Cash Balance Plan	27,089	—	—	—
Actual return on plan assets	15,627	180	—	—
Employer contribution	6,390	14,039	361	461
Benefits paid	(6,310)	(4,818)	(361)	(461)

Fair value of plan assets at end of year	$145,304	$102,508	$—	$—

The following table sets forth the change in plan assets for the AG Cash Balance Plan (measured at September 30, 2009 for fiscal 2009):

(dollars in thousands)
	AG Cash Balance Plan
	October 2, 2010	October 3, 2009
Fair value of plan assets at beginning of year	$27,089	$28,445
Actual return on plan assets	—	(480)
Employer contribution	—	992
Benefits paid	—	(1,868)
Transfer of plan assets to Unified Cash Balance Plan	(27,089)	—

Fair value of plan assets at end of year	$—	$27,089

The accrued pension and other benefit costs recognized for the Unified Cash Balance Plan and ESPP in the accompanying consolidated balance sheets are computed as follows:

(dollars in thousands)
	Unified Cash Balance Plan		ESPP
	October 2, 2010	October 3, 2009	October 2, 2010	October 3, 2009
Funded status at September 30, 2010 and 2009, respectively (under-funded)	$(57,314)	$(36,169)	$(34,540)	$(29,184)
Transfer to combine net liability at October 3, 2009 from AG Cash Balance Plan	—	(16,657)	—	—
Unrecognized actuarial loss/(gain)	—	—	—	—
Unrecognized prior service cost	—	—	—	—
Fourth quarter employer contribution	—	—	—	—

Net amount recognized	$(57,314)	$(52,826)	$(34,540)	$(29,184)

Unified Grocers, Inc. and Subsidiaries

Notes to Consolidated Financial Statements—(Continued)

The accrued pension and other benefit costs recognized for the AG Cash Balance Plan in the accompanying consolidated balance sheets are computed as follows:

(dollars in thousands)
AG Cash Balance Plan
	October 2, 2010	October 3, 2009
Funded status at September 30, 2010 and 2009, respectively (under-funded)	$—	$(16,657)
Unrecognized actuarial loss/(gain)	—	—
Unrecognized prior service cost	—	—
Fourth quarter employer contribution	—	—
Transfer to combine net liability at October 3, 2009 with Unified Cash Balance Plan	—	16,657

Net amount recognized	$—	$—

The following table sets forth the amounts recognized in the consolidated balance sheets for the Unified Cash Balance Plan and ESPP (measured at September 30, 2010 and 2009 for fiscal 2010 and fiscal 2009, respectively):

(dollars in thousands)
	Unified Cash Balance Plan		ESPP
	October 2, 2010	October 3, 2009	October 2, 2010	October 3, 2009
Accrued benefit cost—Unified Cash Balance and ESPP Plans	$(7,112)	$(6,642)	$(26,329)	$(21,598)
Accrued benefit cost combined from AG Cash Balance Plan	—	(396)	—	—

Sub-total—Accrued benefit cost	(7,112)	(7,038)	(26,329)	(21,598)

Accumulated other comprehensive earnings (loss)—Unified Cash Balance and ESPP Plans	(50,202)	(29,527)	(8,211)	(7,586)
Accumulated other comprehensive earnings (loss) combined from AG Cash Balance Plan	—	(16,261)	—	—

Sub-total—Accumulated other comprehensive earnings (loss)	(50,202)	(45,788)	(8,211)	(7,586)

Net amount recognized	$(57,314)	$(52,826)	$(34,540)	$(29,184)

The following table sets forth the amounts recognized in the consolidated balance sheets for the AG Cash Balance Plan (measured at September 30, 2010 and 2009 for fiscal 2010 and fiscal 2009, respectively):

(dollars in thousands)
	AG Cash Balance Plan
	October 2, 2010	October 3, 2009
Accrued benefit cost—AG Cash Balance Plan	$—	$(396)
Accrued benefit cost combined with Unified Cash Balance Plan	—	396
Accumulated other comprehensive earnings (loss)—AG Cash Balance Plan	—	(16,261)
Accumulated other comprehensive earnings (loss) combined with Unified Cash Balance Plan	—	16,261

Net amount recognized	$—	$—

Total net accrued benefit costs of $91.8 million and $82.0 million at October 2, 2010 and October 3, 2009, respectively, are included in the accompanying consolidated balance sheets as follows: $91.6 million and $81.6 million are included in net long-term liabilities, other and $0.2 million and $0.4 million are included in accrued liabilities at October 2, 2010 and October 3, 2009, respectively.

Unified Grocers, Inc. and Subsidiaries

Notes to Consolidated Financial Statements—(Continued)

Pursuant to ASC Topic 715-20, the following tables reconcile the change in net periodic benefit cost, plan assets, benefit obligation and accumulated other comprehensive (income) loss (and components thereof) for the Unified Cash Balance Plan:

(dollars in thousands)
Unified Cash Balance Plan						Accumulated Other Comprehensive Income Components
October 2, 2010	Annual Cost	Fiscal 2009 ASC 715-20 Measurement Date Adjustments to Retained Earnings	Plan Assets	Benefit Obligation	Accumulated Other Comprehensive (Income)/Loss	Deferred Plan Amendment (Unrecognized Prior Service Cost)	Deferred Actuarial (Gains)/ Losses
Beginning balance		$673	$102,508	$(138,677)	$29,527	$59	$29,468
Transfer of beginning balances from AG Cash Balance Plan to Unified Cash Balance Plan (plans merged January 1, 2009)		—	27,089	(43,746)	16,260	27	16,233
Service cost	$4,543	—	—	(4,543)	—	—	—
Interest cost	10,293	—	—	(10,293)	—	—	—
Service cost—measurement date change pursuant to ASC Topic 715-20	—	—	—	—	—	—	—
Interest cost—measurement date change pursuant to ASC Topic 715-20	—	—	—	—	—	—	—
Actual return (gain)/loss	(15,627)	—	15,627	—	—	—	—

Basic annual cost	(791)	—	—	—	—	—	—
Contributions	—	—	6,390	—	—	—	—
Benefits paid	—	—	(6,310)	6,310	—	—	—
Deferrals
Unexpected return adjustment	4,638	—	—	—	(4,638)	—	(4,638)
Expected Return adjustment—measurement date change pursuant to ASC Topic 715-20	—	—	—	—	—	—	—
Unrecognized actuarial loss/(gain)	—	—	—	(11,669)	11,669	—	11,669
Amortization
Prior service cost (“PSC”)	10	—	—	—	(10)	(10)	—
PSC—measurement date change pursuant to ASC Topic 715-20	—	—	—	—	—	—	—
Unrecognized actuarial loss/(gain)	2,606	—	—	—	(2,606)	—	(2,606)

Ending balance	$6,463	$673	$145,304	$(202,618)	$50,202	$76	$50,126

Unified Grocers, Inc. and Subsidiaries

Notes to Consolidated Financial Statements—(Continued)

Pursuant to ASC Topic 715-20, the following tables reconcile the change in net periodic benefit cost, plan assets, benefit obligation and accumulated other comprehensive (income) loss (and components thereof) for the ESPP:

(dollars in thousands)
ESPP Plan						Accumulated Other Comprehensive Income Components
October 2, 2010	Annual Cost	Fiscal 2009 ASC 715-20 Measurement Date Adjustments to Retained Earnings	Plan Assets	Benefit Obligation	Accumulated Other Comprehensive (Income)/Loss	Deferred Prior Service Cost	Deferred Actuarial (Gains)/ Losses
Beginning balance		$958	$—	$(29,184)	$7,586	$453	$7,133
Service cost	$2,279	—	—	(2,279)	—	—	—
Interest cost	1,668	—	—	(1,668)	—	—	—
Service cost—measurement date change pursuant to ASC Topic 715-20	—	—	—	—	—	—	—
Interest cost—measurement date change pursuant to ASC Topic 715-20	—	—	—	—	—	—	—

Basic annual cost	3,947	—	—	—	—	—	—
Contributions	—	—	361	—	—	—	—
Benefits paid	—	—	(361)	361	—	—	—
Deferrals
Unrecognized actuarial loss/(gain)	—	—	—	(1,770)	1,770	—	1,770
Amortization
Prior service cost (“PSC”)	241	—	—	—	(241)	(241)	—
Unrecognized actuarial loss/(gain)	904	—	—	—	(904)	—	(904)
PSC—measurement date change pursuant to ASC Topic 715-20	—	—	—	—	—	—	—
Unrecognized loss/(gain)—measurement date change pursuant to ASC Topic 715-20	—	—	—	—	—	—	—

Ending balance	$5,092	$958	$—	$(34,540)	$8,211	$212	$7,999

Unified Grocers, Inc. and Subsidiaries

Notes to Consolidated Financial Statements—(Continued)

Pursuant to ASC Topic 715-20, the following tables reconcile the change in net periodic benefit cost, plan assets, benefit obligation and accumulated other comprehensive (income) loss (and components thereof) for the AG Cash Balance Plan:

(dollars in thousands)
AG Cash Balance Plan					Accumulated Other Comprehensive Income Components
October 2, 2010	Annual Cost	Plan Assets	Benefit Obligation	Accumulated Other Comprehensive (Income)/Loss	Deferred Prior Service Cost	Deferred Actuarial (Gains)/Losses
Beginning balance		$27,089	$(43,746)	$16,260	$27	$16,233
Transfer of beginning balance to Unified Cash Balance Plan (plans merged January 1, 2009)		(27,089)	43,746	(16,260)	(27)	(16,233)
Service cost	$—	—	—	—	—	—
Interest cost	—	—	—	—	—	—
Actual return (gain)/loss	—	—	—	—	—	—

Basic annual cost	—	—	—	—	—	—
Contributions	—	—	—	—	—	—
Benefits paid	—	—	—	—	—	—
Deferrals
Unexpected return adjustment	—	—	—	—	—	—
Plan amendments	—	—	—	—	—	—
Unrecognized actuarial loss/(gain)	—	—	—	—	—	—
Amortization
Prior service cost	—	—	—	—	—	—
Unrecognized actuarial loss/(gain)	—	—	—	—	—	—

Ending balance	$—	$—	$—	$—	$—	$—

Unified Grocers, Inc. and Subsidiaries

Notes to Consolidated Financial Statements—(Continued)

The weighted-average assumptions used in computing the preceding information for the Unified Cash Balance Plan and the ESPP as of September 30, 2010 and 2009 and June 30, 2008 (the annual plan measurement dates) and for the AG Cash Balance Plan as of September 30, 2009 and September 27, 2008 (the annual plan measurement dates) were as follows:

Unified Cash Balance Plan	2010	2009	2008
Benefit obligations:
Discount rate for benefit obligation	5.25%	5.75%	7.00%
Rate of compensation increase	3.00%	3.50%	4.75%
Net periodic cost:
Discount rate for net periodic benefit cost	5.75%	7.00%	6.50%
Expected long-term return on plan assets	8.50%	8.50%	8.50%
Rate of compensation increase	3.50%	4.75%	4.25%

ESPP	2010	2009	2008
Benefit obligations:
Discount rate for benefit obligation	4.25%	5.75%	7.00%
Rate of compensation increase	2.00%	3.50%	4.75%
Net periodic cost:
Discount rate for net periodic benefit cost	5.75%	7.00%	6.50%
Expected long-term return on plan assets	N/A	N/A	N/A
Rate of compensation increase	3.50%	4.75%	4.25%

AG Cash Balance Plan	2010	2009	2008
Benefit obligations:
Discount rate for benefit obligation	N/A	5.75%	7.50%
Rate of compensation increase	N/A	3.50%	4.75%
Net periodic cost:
Discount rate for net periodic benefit cost	N/A	7.50%	6.50%
Expected long-term return on plan assets	N/A	8.50%	8.50%
Rate of compensation increase	N/A	4.75%	4.25%

The Company’s fiscal 2010 and fiscal 2009 pension expense was calculated based upon a number of actuarial assumptions, including an expected long-term rate of return on plan assets of 8.50%. In developing the long-term rate of return assumption, the Company evaluated historical asset class returns based on broad equity and bond indices. The expected long-term rate of return on plan assets assumes an asset allocation of approximately 65% equity, 27.5% fixed income financial instruments and 7.5% alternative investments. The Company regularly reviews with its third party advisors the asset allocation and periodically rebalances the investment mix to achieve certain investment goals when considered appropriate (see further discussion and related table under “Plan Assets” below). Actuarial assumptions, including the expected rate of return, are reviewed at least annually, and are adjusted as necessary. Lowering the expected long-term rate of return on the Company’s plan assets (for the Unified Cash Balance Plan in fiscal 2010 and the Unified and AG Cash Balance Plans combined in fiscal 2009) by 0.50% (from 8.50% to 8.00%) would have increased its pension expense for both fiscal 2010 and fiscal 2009 by approximately $0.6 million.

The discount rate that was utilized for determining the Company’s fiscal 2010 pension obligation and projected fiscal 2011 net periodic benefit cost for the Unified Cash Balance Plan and the ESPP was selected to reflect the rates of return currently available on high quality fixed income securities whose cash flows (via coupons and maturities) match the timing and amount of future benefit payments of the plan. Bond information was provided by a recognized rating agency for all high quality bonds receiving one of the two highest ratings. As a result of this modeling process, the discount rate was decreased from 5.75% for the Unified Cash Balance Plan, AG Cash Balance Plan, and the ESPP at September 30, 2009 to 5.25% for the Unified Cash Balance Plan and 4.25% for the ESPP at September 30, 2010.

Unified Grocers, Inc. and Subsidiaries

Notes to Consolidated Financial Statements—(Continued)

Plan Assets

The Company’s Unified Cash Balance Plan weighted-average asset allocation at October 2, 2010 and October 3, 2009 (combined with the former AG Cash Balance Plan for fiscal year-end 2009), by asset category is as follows:

(dollars in thousands)
	October 2, 2010	October 3, 2009
Asset Category:
Equity securities	$95,182	$88,640
Debt securities	34,334	38,450
Alternative investments	13,596	—
Other	2,192	2,507

Total	$145,304	$129,597

The assets of the Unified Cash Balance Plan are invested to provide safety through diversification in a portfolio of common stocks, bonds, cash equivalents and other investments that may reflect varying rates of return. The overall return objective for the portfolio is a reasonable rate consistent with the risk levels established by the Company’s Benefits Committee. The investments are to be diversified within asset classes (e.g., equities should be diversified by economic sector, industry, quality and size). The assets held by the AG Cash Balance Plan were transferred to the Unified Cash Balance Plan as of the Plan Merger Date.

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

The credit and liquidity crisis in the United States and throughout the global financial system triggered substantial volatility in the world financial markets and banking system. As a result, the investment portfolios of the Unified and AG Cash Balance Plans incurred a significant decline in fair value during fiscal 2008. While the value of the investment portfolios has stabilized during fiscal 2009 and increased in fiscal 2010, the values of the plan’s individual investments have and will fluctuate in response to changing market conditions; accordingly, the amount of gains or losses that will be recognized in subsequent periods, if any, cannot be determined.

The value of each plan’s investments has a direct impact on its funded status. The actual impact, if any, and future required contributions cannot be determined at this time.

The Unified Cash Balance Plan’s investments are recorded at fair value in accordance with ASC Topic 820. See Note 1, “Basis of Presentation and Summary of Significant Accounting Policies” and Note 18, “Fair Value of Financial Instruments” for further discussion of ASC Topic 820.

Unified Grocers, Inc. and Subsidiaries

Notes to Consolidated Financial Statements—(Continued)

The Company, as the Unified Cash Balance Plan sponsor, determines the classification of financial asset groups within the fair value hierarchy based on the lowest level of input that is significant into each group’s asset valuation.

Equities (comprised of common and preferred stocks and mutual funds) are valued at their fair value and are determined by the quoted market price on the last business day of the fiscal year.

Cash equivalents are valued at cost, which approximates fair value. Cash equivalents include cash in bank and short-term investment funds. Interest income on short-term investment funds is recorded on an accrual basis as earned.

Alternative investments, which include limited partnership funds and closely held investments, are valued at their estimated fair value. Estimated fair value is based on the Company’s pro-rata share of the investment’s net asset value as reported by the investee.

The Unified Cash Balance Plan’s alternative investments, comprised of closely held investments, are valued at their net asset value, which is based on the Unified Cash Balance Plan’s pro-rata share of the investment’s net asset value as reported by the investee. The investee’s strategies include maximization of returns for investors through investment in public and non-public securities with a goal of identifying mis-priced and value-priced securities.

The Unified Cash Balance Plan’s unfunded commitment to one of its closely held investments as of October 2, 2010 was $1.0 million (total commitment is $2.5 million through March 2012). While shares in this investment are not redeemable, the plan sponsor expects to recover the Unified Cash Balance Plan’s investment through investee distributions as the investee liquidates the underlying assets. The term of this closely held investment matures March 31, 2019, unless it is dissolved sooner.

The Unified Cash Balance Plan may redeem shares in its other closely held investments by submitting a request, generally 30 to 90 days prior to a period-end. There are no unfunded commitments for the other closely held investments.

In accordance with ASC Topic 820, the following table represents the Unified Cash Balance Plan’s financial instruments recorded at fair value and the hierarchy of those assets as of October 2, 2010:

(dollars in thousands)	October 2, 2010
	Level 1	Level 2	Level 3	Total
Equities (including mutual funds):
Investment grade bonds	$34,334	$—	$—	$34,334
Growth – foreign	21,864	—	—	21,864
Growth – large cap	13,624	—	—	13,624
Communication & technology	11,705	—	—	11,705
Retail & industrial goods	11,028	—	—	11,028
Financial & insurance	8,200	—	—	8,200
Emerging markets	7,999	—	—	7,999
Utilities, energy & extractive industries	7,743	—	—	7,743
Medical & pharmaceutical	6,774	—	—	6,774
Other	6,245	—	—	6,245

Total equities	129,516	—	—	129,516

Cash equivalents	2,192	—	—	2,192
Alternative investments	—	—	13,596	13,596

Total	$131,708	$—	$13,596	$145,304

Unified Grocers, Inc. and Subsidiaries

Notes to Consolidated Financial Statements—(Continued)

Contributions

Contributions to the Unified Cash Balance Plan are made in amounts that are at least sufficient to meet the minimum funding requirements of applicable laws and regulations, but no more than amounts deductible for federal income tax purposes. During fiscal 2010, the Company made contributions to the Unified Cash Balance Plan totaling $6.4 million, comprised of $3.3 million and $3.1 million for the 2010 plan year and 2009 plan year, respectively. In addition, the Company also contributed $0.4 million in fiscal 2010 to the ESPP to fund benefit payments to participants. At this time, the Company expects to make estimated minimum contributions to the Unified Cash Balance Plan totaling $12.9 million in fiscal 2011, comprised of $5.1 million for the 2011 plan year and $7.8 million for the 2010 plan year. Additional contributions, if any, for the 2010 plan year will be due by September 15, 2011, while contributions for the 2011 plan year will be due by September 15, 2012. In addition, the Company expects to contribute $0.2 million to the ESPP to fund projected benefit payments to participants in fiscal 2011.

The Company also made contributions of $15.0 million, $14.8 million and $13.0 million for the fiscal years ended October 2, 2010, October 3, 2009 and September 27, 2008, respectively, to collectively bargained, multi-employer defined benefit pension plans in accordance with the provisions of negotiated labor contracts. Information from the plans’ administrators is not available to permit the Company to determine its proportionate share of termination liability, if any.

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

The Company contributed approximately $5.3 million, $5.0 million and $4.2 million related to its SSP in the fiscal years ended October 2, 2010, October 3, 2009 and September 27, 2008, respectively.

The Company has a nonqualified Deferred Compensation Plan (“DCP”), which allows eligible employees to defer and contribute to an account a percentage of compensation on a pre-tax basis, as defined in the plan, in excess of amounts contributed to the SSP pursuant to IRS limitations, the value of which is measured by the fair value of the underlying investments. The Company informally funds its deferred compensation liability with assets held in a rabbi trust consisting primarily of life insurance policies reported at cash surrender value. The assets held in the rabbi trust are not available for general corporate purposes. Participants can direct the investment of their deferred compensation plan accounts in several investment funds as permitted by the DCP. Gains or losses on investments are fully allocable to the plan participants. The cash surrender value of life insurance policies is included in other assets in the Company’s consolidated balance sheets because they remain assets of the Company until paid out to the participants. The cash surrender value of the life insurance policies was $11.4 million and $9.3 million at October 2, 2010 and October 3, 2009, respectively. The liability to participants ($11.7 million and $9.2 million at October 2, 2010 and October 3, 2009, respectively) is included in other long-term liabilities in the Company’s consolidated balance sheets. The rabbi trust is subject to creditor claims in the event of insolvency.

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

Unified Grocers, Inc. and Subsidiaries

Notes to Consolidated Financial Statements—(Continued)

Estimated Future Benefit Payments

The following benefit payments, which reflect expected future service, as appropriate, are expected to be paid in fiscal years:

(dollars in thousands)
	Unified Cash Balance Plan	ESPP
2011	$8,093	$202
2012	8,826	3,104
2013	9,538	3,239
2014	10,214	3,667
2015	10,852	3,668
2016 – 2020	65,983	21,038

Total	$113,506	$34,918

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

The components of net periodic benefit cost consist of the following (for all postretirement benefit plans described above):

(dollars in thousands)	Fiscal Years Ended
	October 2, 2010	October 3, 2009	September 27, 2008
Service cost	$1,732	$1,484	$1,391
Interest cost	2,636	2,820	2,718
Recognized actuarial (gain) loss	(270)	(462)	(401)
Amortization of prior service cost	(472)	(472)	—

Net periodic benefit cost	$3,626	$3,370	$3,708

Unified Grocers, Inc. and Subsidiaries

Notes to Consolidated Financial Statements—(Continued)

The change in the benefit obligations consists of the following:

(dollars in thousands)
	October 2, 2010	October 3, 2009
Benefit obligation at beginning of year	$47,259	$40,077
Adoption of ASC Topic 715-60 (EITF No. 06-4) effective September 28, 2008	—	2,504
Service cost	1,732	1,484
Interest cost	2,636	2,820
Plan amendments	—	—
Retained earnings adjustment – measurement date change pursuant to ASC Topic 715-20	—	990
Actuarial loss (gain)	1,017	1,506
Benefits paid	(2,249)	(2,122)

Benefit obligation at end of year	$50,395	$47,259

The change in the plan assets during the year is:

(dollars in thousands)
	October 2, 2010	October 3, 2009
Fair value of plan assets at beginning of year	$—	$—
Employer contribution	2,249	2,122
Benefits paid	(2,249)	(2,122)

Fair value of plan assets at end of year	$—	$—

The funded status of the plans is:

(dollars in thousands)
	October 2, 2010	October 3, 2009
Funded status at September 30, 2010 and 2009 (under-funded)	$(50,395)	$(47,259)

Net amount recognized	$(50,395)	$(47,259)

Total accrued benefit costs of $50.4 million and $47.3 million at October 2, 2010 and October 3, 2009, respectively, are included in the consolidated balance sheets as follows: $47.0 million and $44.6 million are included in net long-term liabilities, other and $3.4 million and $2.7 million are included in accrued liabilities at October 2, 2010 and October 3, 2009, respectively.

Unified Grocers, Inc. and Subsidiaries

Notes to Consolidated Financial Statements—(Continued)

Pursuant to ASC Topic 715-20, the following tables reconcile the change in net periodic benefit cost, plan assets, benefit obligation and accumulated other comprehensive (income) loss (and components thereof) for the Company’s postretirement benefit plans:

(dollars in thousands)
Postretirement Benefit Plans						Accumulated Other Comprehensive Income Components
October 2, 2010	Annual Cost	Retained Earnings	Plan Assets	Benefit Obligation	Accumulated Other Comprehensive (Income)/Loss	Deferred Prior Service Cost	Deferred Actuarial (Gains)/ Losses
Beginning balance	—	$3,260	$—	$(47,259)	$(11,325)	$(4,361)	$(6,964)
Adoption of ASC Topic 715-60 (EITF No. 06-4) effective beginning September 28, 2008		—	—	—
Service cost	$1,732	—	—	(1,732)	—	—	—
Interest cost	2,636	—	—	(2,636)	—	—	—
Service cost—measurement date change pursuant to ASC Topic 715-20	—	—	—	—	—	—	—
Interest cost—measurement date change pursuant to ASC Topic 715-20	—	—	—	—	—	—	—
Basic annual cost	4,368		—	—	—	—	—
Contributions	—	—	2,249	—	—	—	—
Benefits paid	—	—	(2,249)	2,249	—	—	—
Deferrals
Plan amendments	—	—	—	—	—	—	—
Unrecognized actuarial loss/(gain)	—	—	—	(1,017)	1,017	—	1,017
Amortization
Prior service cost (“PSC”)	(472)	—	—	—	472	472	—
Recognized actuarial loss/(gain)	(270)	—	—	—	270	—	270
PSC—measurement date change pursuant to ASC Topic 715-20	—	—	—	—	—	—	—
Unrecognized loss/(gain)—measurement date change pursuant to ASC Topic 715-20	—	—	—	—	—	—	—

Ending balance	$3,626	$3,260	$—	$(50,395)	$(9,566)	$(3,889)	$(5,677)

The Company’s fiscal 2010 postretirement expense includes an approximate $0.8 million credit for its postretirement benefit plans as a result of amortizing prior service cost credits of $0.5 million and actuarial gains of $0.3 million from accumulated other comprehensive income into postretirement expense over the 2010 fiscal year.

The Company’s projected fiscal 2011 postretirement expense includes an approximate $0.6 million credit for its postretirement benefit plans which is expected to be recognized as a result of amortizing projected prior service cost credits of $0.5 million and a projected actuarial gain of $0.1 million from accumulated other comprehensive income into postretirement expense over the 2011 fiscal year.

Unified Grocers, Inc. and Subsidiaries

Notes to Consolidated Financial Statements—(Continued)

Benefit payments, including those amounts to be paid out of corporate assets and reflecting future expected service as appropriate, are expected to be paid in fiscal years:

(dollars in thousands)
Postretirement Benefit Plans
2011	$3,444
2012	3,586
2013	3,711
2014	3,832
2015	3,910
2016 – 2020	20,851

Total	$39,334

The weighted-average assumptions as of September 30, 2010 and 2009 and June 30, 2008 are as follows:

	Postretirement benefit plans
	2010	2009	2008
Benefit obligations:
Discount rate for benefit obligation	5.25%	5.75%	7.00%
Rate of compensation increase	3.00%	3.50%	4.75%
Net periodic benefit cost:
Discount rate for net periodic benefit cost	5.75%	7.00%	6.50%
Rate of compensation increase	3.50%	4.75%	4.25%

For measurement purposes, the following table sets forth the assumed health care trend rates:

	October 2, 2010	October 3, 2009
Health care cost trend rate assumed for 2011 and 2010 (a)	8.00%	9.00%
Rate to which the cost trend rate is assumed to decline (the ultimate trend rate) (b)	5.00%	5.00%
Year that the rate reaches the ultimate trend rate	2018	2014

(a)	The annual rate of increase in the per capita cost of covered health care benefits.
(b)	For the year ended October 2, 2010, the health care trend rate is assumed to remain at 8.00% for fiscal 2010 through fiscal 2012 and then decrease annually by 0.5% until reaching the ultimate trend rate of 5% in fiscal 2018. For the year ended October 3, 2009, the health care trend rate was assumed to be 9.00% and decrease annually by 1% until reaching the ultimate trend rate of 5% in fiscal 2014. The revision of the year in which the health care trend rate is expected to reach the ultimate trend rate (fiscal 2018) and the revision of the rate at which the trend rate is assumed to decline (0.5% per year) reflect updated considerations of when health care costs are expected to stabilize and aligns the date of achieving the ultimate trend (fiscal 2018) with the implied cost containment time frame currently prevalent in Health Care Reform legislation.

Assumed health care cost trend rates have a significant effect on the amounts reported for the health care plans. A one-percentage-point change in assumed health care cost trend rates would have the following effects as of October 2, 2010:

(dollars in thousands)
	1-Percentage-Point Increase	1-Percentage-Point Decrease
Effect on total of service and interest cost	$118	$(120)

Effect on accumulated postretirement benefit obligation	$3,505	$(2,794)

Unified Grocers, Inc. and Subsidiaries

Notes to Consolidated Financial Statements—(Continued)

The Company’s union employees participate in a multi-employer plan that provides health care benefits for retired union employees. Amounts contributed to the multi-employer plan for these union employees totaled $5.3 million in fiscal 2010, $4.7 million in fiscal 2009 and $4.4 million in fiscal 2008. Information from the plans’ administrators is not available to permit the Company to determine its proportionate share of termination liability, if any.

ASC Topic 715-60 “Compensation—Retirement Benefits—Defined Benefit Plans—Other Postretirement” (“ASC Topic 715-60”) requires deferred compensation or postretirement benefit aspects of an endorsement-type split-dollar life insurance arrangement to be recognized as a liability by the employer and states the obligation is not effectively settled by the purchase of a life insurance policy. The liability for future benefits should be recognized based on the substantive agreement with the employee, which may be either to provide a future death benefit or to pay for the future cost of life insurance. The Company adopted new provisions of ASC Topic 715-60 in its first fiscal quarter of fiscal 2009. Pursuant to the adoption guidance of ASC Topic 715-60, the Company recorded a liability for the future cost of life insurance provided on behalf of current and qualifying former officers of the Company and recognized, as a change in accounting principle, a cumulative effect adjustment charge of $3.3 million to beginning retained earnings in its consolidated statement of financial position as of the beginning of the current fiscal year. As a result of changes to the initial actuarial estimates, during the second quarter of fiscal 2009, the Company reduced the initial liability $0.8 million and recognized a corresponding credit in its consolidated statement of earnings. Additionally, the Company recorded service and interest cost accretion to the liability of $0.3 million for fiscal 2009 and $0.5 million for fiscal 2010.

In March 2010, comprehensive health care reform legislation under the Patient Protection and Affordable Care Act (HR 3590) and the Health Care Education and Affordability Reconciliation Act (HR 4872) (collectively, the “Acts”) was passed and signed into law. The Acts contain provisions that could impact the Company’s accounting for retiree medical benefits in future periods. However, the extent of that impact, if any, cannot be determined until regulations are promulgated under the Acts and additional interpretations of the Acts become available. Elements of the Acts, the impact of which are currently not determinable, include the elimination of lifetime limits on retiree medical coverage and reduction of the existing insurance coverage gap for prescription drug benefits that are actuarially equivalent to benefits available to retirees under the Medicare Prescription Drug Improvement and Modernization Act of 2003 (the “Prescription Drug Act”). The Prescription Drug Act provided for a federal subsidy to plan sponsors who provide a prescription drug benefit that is at least actuarially equivalent to Medicare Part D. Included among the major provisions of the Acts is the elimination of the tax deduction for expenses reimbursed through the federal subsidy. The Company sponsors prescription drug benefits to retirees through a third-party insured waiver program; therefore, the Company does not receive a subsidy under Medicare Part D, and does not have any related deferred tax assets. As such, the change mandated under this portion of the Acts did not directly impact the Company. The Company will continue to assess the accounting implications of the Acts as related regulations and interpretations of the Acts become available. Based on a preliminary review to date of the provisions in the Acts, the impact of which are reasonably determinable, a re-measurement of the Company’s retiree benefit plan liabilities is not required at this time. In addition, the Company may consider plan amendments in future periods that may have accounting implications.

15.    Contingencies

The Company is party to various litigation, claims and disputes, some of which are for substantial amounts, arising in the ordinary course of business. While the ultimate effect of such actions cannot be predicted with certainty, the Company believes the outcome of these matters will not result in a material adverse effect on its financial condition or results of operations.

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

Unified Grocers, Inc. and Subsidiaries

Notes to Consolidated Financial Statements—(Continued)

corporate brand products in nearly all the categories found in a typical supermarket, including dry grocery, frozen food, deli, meat, dairy, eggs, produce, bakery, ethnic, gourmet, specialty foods, natural & organic products, and general merchandise and health and beauty care products. Support services (other than insurance and financing), including promotional planning, retail technology, equipment purchasing services and real estate services, are reported in our Wholesale Distribution segment. As of October 2, 2010, the Wholesale Distribution segment represents approximately 99% of the Company’s total net sales and 86% of total assets.

Non-perishable products consist primarily of dry grocery, frozen food, deli, ethnic, gourmet, specialty foods, natural & organic products, general merchandise and health and beauty care products. They also include (1) retail support services and (2) products and shipping services provided to Non-Member customers through Unified International, Inc. Perishable products consist primarily of service deli, service bakery, meat, eggs, produce, bakery, and dairy. Net sales within the Wholesale Distribution segment include $2.8 million, $2.9 million and $3.0 million, or 71%, 72% and 72% of total Wholesale Distribution segment net sales for fiscal years ended October 2, 2010, October 3, 2009 and September 27, 2008, respectively, attributable to sales of non-perishable products, and $1.1 million, $1.1 million and $1.1 million, or 28%, 27% and 27% of total Wholesale Distribution segment net sales for the fiscal years ended October 2, 2010, October 3, 2009 and September 27, 2008, respectively, attributable to sales of perishable products. Wholesale Distribution segment net sales also include revenues attributable to the Company’s retail support services, which comprise less than 1% of total Wholesale Distribution segment net sales, for each of the foregoing respective periods.

•

The Insurance segment includes the results of operations for the Company’s three insurance subsidiaries (Unified Grocers Insurance Services, Springfield Insurance Company and Springfield Insurance Company, Ltd.). These subsidiaries provide insurance and insurance-related products, including workers’ compensation and liability insurance policies, to both the Company and its Member and Non-Member customers. Unified Grocers Insurance Services is an insurance agency that places business with insurance carriers, both non-affiliated and Springfield Insurance Company. Springfield Insurance Company, Ltd. is a captive re-insurer for Springfield Insurance Company. Unified Grocers Insurance Services is a licensed insurance agency in Alaska, Arizona, California, Idaho, New Mexico, Nevada, Oregon, Texas, Washington and Utah. Springfield Insurance Company is a licensed insurance carrier in Arizona, California, Colorado, Idaho, Montana, New Mexico, Nevada, Oregon, Texas, Washington, Wyoming and Utah. Springfield Insurance Company, Ltd. is a licensed insurance carrier in the Commonwealth of Bermuda. As of October 2, 2010, the Company’s Insurance segment collectively accounts for approximately 1% of the Company’s total net sales and 12% of total assets.

The “All Other” category includes the results of operations for the Company’s other support businesses, including its finance subsidiary, whose services are provided to a common customer base, none of which individually meets the quantitative thresholds of a reportable segment. Beginning in fiscal 2004, and continuing through the third fiscal quarter of fiscal 2008, the Company’s “All Other” category also included the consolidation of a variable interest entity as discussed in Note 3. As of September 27, 2008, management did not expect future losses or returns related to this variable interest entity, and as such, consolidation was no longer required under ASC Topic 810-10. The impact of the deconsolidation was immaterial to the Company’s financial position, results of its operations and cash flows. As of October 2, 2010, the “All Other” category collectively accounts for less than 1% of the Company’s total net sales and 2% of total assets.

Unified Grocers, Inc. and Subsidiaries

Notes to Consolidated Financial Statements—(Continued)

Information about the Company’s operating segments is as follows:

(dollars in thousands)
	Fiscal Years Ended
	October 2, 2010	October 3, 2009	September 27, 2008
Net sales
Wholesale distribution	$3,904,102	$4,035,859	$4,091,475
Insurance	29,794	27,247	28,367
All other	974	1,097	1,797
Intersegment elimination	(13,811)	(13,525)	(16,864)

Total net sales	$3,921,059	$4,050,678	$4,104,775

Operating income
Wholesale distribution	$38,122	$45,957	$60,834
Insurance	4,617	5,094	3,557
All other	(89)	(33)	41

Total operating income	42,650	51,018	64,432

Interest expense	(11,511)	(11,683)	(15,821)
Patronage dividends	(14,038)	(16,723)	(22,059)
Income taxes	(6,123)	(7,857)	(9,183)

Net earnings	$10,978	$14,755	$17,369

Depreciation and amortization
Wholesale distribution	$25,271	$24,633	$22,577
Insurance	167	13	180
All other	6	6	6

Total depreciation and amortization	$25,444	$24,652	$22,763

Capital expenditures
Wholesale distribution	$6,976	$12,032	$21,879
Insurance	797	8	58
All other	—	—	—

Total capital expenditures	$7,773	$12,040	$21,937

Identifiable assets at respective year-end date
Wholesale distribution	$796,738	$790,228	$797,259
Insurance	109,161	106,036	86,614
All other	21,789	19,289	19,409

Total identifiable assets at respective fiscal year-end date	$927,688	$915,553	$903,282

17.    Concentration of Credit Risk

Financial instruments which potentially expose the Company to concentrations of credit risk consist primarily of trade receivables, notes receivable, and lease guarantees for certain Members. These concentrations of credit risk may be affected by changes in economic or other conditions affecting the western United States, particularly Arizona, California, Nevada, Oregon and Washington. However, management believes that receivables are well diversified, and the allowances for doubtful accounts are sufficient to absorb estimated losses. Obligations of Members to the Company, including lease guarantees, are generally supported by the Company’s right of offset, upon default, against the Members’ cash deposits, shareholdings and Patronage Certificates, as well as personal guarantees and reimbursement and indemnification agreements.

Unified Grocers, Inc. and Subsidiaries

Notes to Consolidated Financial Statements—(Continued)

The Company’s largest customer, Smart & Final, Inc., accounted for 11%, 11% and 10% of total net sales for the fiscal years ended October 2, 2010, October 3, 2009 and September 27, 2008, respectively. The Company’s next nine largest customers combined accounted for 33%, 32% and 32% of total net sales for the fiscal years ended October 2, 2010, October 3, 2009 and September 27, 2008, respectively.

The Company’s ten customers with the largest accounts receivable balances accounted for approximately 41%, 35% and 33% of total accounts receivable at October 2, 2010, October 3, 2009 and September 27, 2008, respectively.

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

In accordance with ASC Topic 820, the following table represents the Company’s financial instruments recorded at fair value and the hierarchy of those assets as of October 2, 2010:

(dollars in thousands)
	Level 1	Level 2	Level 3	Total
Money Market	$4,930	$—	$—	$4,930
Common equity securities	8,368	—	—	8,368
Mutual Funds	11,113	—	—	11,113
Corporate Securities	—	18,457	—	18,457
Government Securities	23,820	28,809	—	52,629
Municipal Securities	—	2,894	—	2,894

Total	$48,231	$50,160	$—	$98,391

Money market funds are valued based on quoted prices in active markets (level 1 inputs) and are included in cash and cash equivalents in the Company’s consolidated balance sheets. Common equity securities and mutual funds are valued based on information received from a third party. These assets are valued based on quoted prices in active markets (level 1 inputs), and $8.4 million of common equity securities are included in Investments and $11.1 million of mutual funds are included in other assets in the Company’s consolidated balance sheets at October 2, 2010. Corporate securities, consisting of high quality investment grade corporate bonds, and government and municipal securities, consisting of U.S. government and agency obligations, U.S. government treasury securities and U.S. state and municipal bonds, are held by two of our insurance subsidiaries to fund loss reserves. These assets are valued based on information received from a third party pricing service. For assets traded in active markets, the assets are valued at quoted bond market prices (level 1 inputs). For assets traded in inactive markets, the service’s pricing methodology uses observable inputs (such as bid/ask quotes) for identical

Unified Grocers, Inc. and Subsidiaries

Notes to Consolidated Financial Statements—(Continued)

or similar assets. Assets considered to be similar will have similar characteristics, such as: duration, volatility, prepayment speed, interest rates, yield curves, and/or risk profile and other market corroborated inputs (level 2 inputs). The Company determines the classification of financial asset groups within the fair value hierarchy based on the lowest level of input into each group’s asset valuation. The financial instruments included in the preceding table, other than money market funds and mutual funds discussed above, are included in investments in the Company’s consolidated balance sheets at October 2, 2010.

As discussed in Note 1, “Recently Adopted and Recently Issued Accounting Pronouncements,” the Company adopted Accounting Standards Update No. 2010-06, “Improving Disclosures About Fair Value Measurements” in its second quarter of fiscal year-end 2010. Accounting Standards Update No. 2010-06 added new requirements for: (1) disclosures about transfers of assets and liabilities measured at fair value into and out of Levels 1 and 2 of the fair value measurement hierarchy (effective for the Company’s second quarter of fiscal year-end 2010), and (2) separate disclosures on a gross basis about purchases, sales, issuances, and settlements relating to Level 3 measurements (adoption not required until the Company’s fiscal year-end 2012). Since the Company did not have any transfers into and out of Levels 1 and 2 as of the second quarter ended April 3, 2010, the adoption of Accounting Standards Update No. 2010-06 did not have an impact on the Company’s consolidated financial statements. The Company did not have any transfers into and out of Levels 1 and 2 during the third or fourth quarters of fiscal 2010. Similarly, since the Company does not own any Level 3 financial instruments, the adoption of this required disclosure for fiscal year-end 2012 is not expected to have an impact on the Company’s consolidated financial statements.

Notes payable.    The fair values of borrowings under the Company’s revolving credit facility are estimated to approximate their carrying amounts due to the short maturities of those obligations. The fair values for other notes payable are based primarily on rates currently available to the Company for debt with similar terms and remaining maturities.

The fair value of notes payable, excluding capital leases, was $237.3 million and $237.0 million compared to their carrying value of $227.3 million and $228.0 million at October 2, 2010 and October 3, 2009.

The methods and assumptions used to estimate the fair values of the Company’s financial instruments at October 2, 2010 and October 3, 2009 were based on estimates of market conditions, estimates using present value and risks existing at that time. These values represent an approximation of possible value and may never actually be realized.

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

A brief description of related party transactions with Members affiliated with directors of the Company and transactions with executive officers follows:

Unified Grocers, Inc. and Subsidiaries

Notes to Consolidated Financial Statements—(Continued)

Loans and Loan Guarantees

Unified provides loan financing and loan guarantees to its Members. The Company had the following loans outstanding at October 2, 2010 to Members affiliated with directors of the Company:

(dollars in thousands)
Director	Aggregate Loan Balance at October 2, 2010	Maturity Date
John Berberian	$348	2011
Peter J. O’Neal	8	2011

On August 1, 2006, K.V. Mart Co. (“KV”), of which director Darioush Khaledi is affiliated, entered into a $1.1 million standby letter of credit agreement with GCC to secure insurance coverage with Springfield Insurance Company, a wholly- owned subsidiary of the Company, in the event KV is unable to meet its obligations. On October 20, 2009, the standby letter of credit agreement was increased to $1.5 million. The non-transferable standby letter of credit was terminated on August 23, 2010.

The Company has guaranteed 22% of the principal amount of a third party loan to C&K Market, Inc. (“C&K”), of which director Douglas A. Nidiffer is a shareholder, director and officer. At October 2, 2010 and October 3, 2009, the principal amount of this guarantee was $11 thousand and $50 thousand, respectively.

Lease Guarantees and Subleases

The Company provides lease guarantees and subleases to its Members. The Company has executed lease guarantees or subleases to Members affiliated with directors of the Company at October 2, 2010 as follows:

(dollars in thousands)
Director	No. of Stores	Total Current Annual Rent	Total Guaranteed Rent	Expiration Date(s)
Douglas A. Nidiffer	1	$695	$3,521	2026
Michael A. Provenzano, Jr.	2	341	2,202	2017
John Berberian	2	310	552	2012-2013
Peter J. O’Neal	1	144	720	2015
Mimi Song	2	670	7,615	2020-2023

Supply Agreements

During the course of its business, the Company enters into individually negotiated supply agreements with its Members. These agreements require the Member to purchase certain agreed amounts of its merchandise requirements from the Company and obligate the Company to supply such merchandise under agreed terms and conditions relating to such matters as pricing and delivery. The Company has executed supply agreements with Members affiliated with directors of the Company at October 2, 2010 as follows:

Director	Expiration Date
Douglas A. Nidiffer	2026
Terry H. Halverson	2012
Paul Kapioski	2012
Michael S. Trask	2012
Mimi Song	2012

Unified Grocers, Inc. and Subsidiaries

Notes to Consolidated Financial Statements—(Continued)

Loans to Executive Officers

In December 2000, to facilitate a senior executive’s relocation to Southern California, the Company loaned to this executive, pursuant to a note, $0.1 million with interest of 7.0% per annum payable quarterly and principal due at the option of the holder.

20.    Subsequent Events

A supply agreement with a Member affiliated with Mr. McCormack, a director of the Company, became effective on October 3, 2010. The agreement will expire in the Company’s fiscal year 2015. See Note 19, “Related Party Transactions,” for additional discussion about supply agreements.

On October 8, 2010, the Company entered into a Credit Agreement among the Company, the lenders party thereto, and Wells Fargo Bank, National Association, as Administrative Agent. See Note 7 for additional discussion.

On November 3, 2010, Board member Peter J. O’Neal passed away. Mr. O’Neal was a member of the Board of Directors as of the Company’s fiscal 2010 year-end and transactions with his company are included in Note 19, “Related Party Transactions.”

On December 8, 2010, the Board authorized the repurchase on or before December 31, 2010 of 4,200 Class A Shares with an approximate redemption value of $1.2 million and 21,707 Class B Shares with an approximate redemption value of $6.3 million.

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

Under the supervision and with the participation from management, including our CEO and CFO, Unified conducted an evaluation of the effectiveness of the Company’s internal control over financial reporting based on the framework and criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”). Based on this evaluation, management concluded that the Company’s internal control over financial reporting was effective as of October 2, 2010 based on those criteria.

Changes in internal controls over financial reporting.    Management, with the participation of the CEO and CFO of the Company, has evaluated any changes in the Company’s internal control over financial reporting that occurred during the fourth quarter of our fiscal year ended October 2, 2010. Based on that evaluation, management, the CEO and the CFO of the Company have concluded that no change in our internal control over financial reporting (as defined in Rule 13a—15(f) under the Securities Exchange Act of 1934) occurred during the fourth quarter of our fiscal year ended October 2, 2010 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

Item 9B.    OTHER INFORMATION

None.

Part III

Item 10.    DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

Information regarding the directors of Unified is incorporated from the information under the captions “Election of Directors,” “Board Meetings and Committees,” “Section 16(a) Beneficial Ownership Reporting Compliance” and “Code of Financial Ethics” in the Company’s proxy statement for its 2011 annual meeting of shareholders to be filed within 120 days after the end of the most recent fiscal year.

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

Officer’s Name	Age	Business Experience During Last Five Years
Alfred A. Plamann	68	President and Chief Executive Officer since February 1994.

Robert M. Ling, Jr.	53	Executive Vice President, General Counsel and Secretary since November 1999.

Richard J. Martin	65	Executive Vice President, Finance & Administration and Chief Financial Officer since November 1999.

Philip S. Smith	60	Executive Vice President, Chief Marketing / Procurement Officer since October 2003.

Joseph L. Falvey	50	Senior Vice President, Sales since August 2007; Vice President and President Northern California, January 2000 to July 2007.

Daniel J. Murphy	64	Senior Vice President, Retail Support Services and Perishables, since July 2001.

Christine Neal	57	Senior Vice President, Finance and Treasurer since March 2009; Vice President and Treasurer, March 2003 to March 2009.

Rodney L. VanBebber	55	Senior Vice President, Distribution since January 2000.

Joseph A. Ney	62	Vice President, Insurance since November 1998.

Randall G. Scoville	50	Vice President, Accounting and Chief Accounting Officer since October 2005.

Under the securities laws of the United States, our directors, executive officers and any persons holding more than 10 percent of our common stock are required to report their ownership of common stock and any changes in that ownership, to the SEC within two business days of a reportable event. Based on our review of such reports and written representations furnished to us, all such required reports were filed on a timely basis in 2010.

Item 11.    EXECUTIVE COMPENSATION

Incorporated by reference from the information under the captions “Compensation Discussion and Analysis,” “Compensation Committee Interlocks and Insider Participation,” “Report of Compensation Committee on Executive Compensation,” “Executive Officer Compensation” and “Director Compensation” in the Company’s proxy statement for its 2011 annual meeting of shareholders to be filed within 120 days after the end of the most recent fiscal year.

Item 12.    SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

Incorporated by reference from the information under the caption “Security Ownership of Directors and Officers” in the Company’s proxy statement for its 2011 annual meeting of shareholders to be filed within 120 days after the end of the most recent fiscal year.

Item 13.    CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

Entities with which directors are affiliated, as Members of Unified, purchase groceries and related products and services from Unified in the ordinary course of business pursuant to published terms or according to the provisions of individually negotiated supply agreements. As Members, firms with which directors are affiliated may receive various benefits including patronage dividends, allowances and retail support services. Unified makes a variety of benefits available to Members on a negotiated basis. Unified has provided to its Members loan financing in the form of direct loans and loan guarantees; provided lease guarantees and subleases; as well as invested directly in Members who are sometimes affiliated with directors of the Company. In addition, Unified may also enter into other agreements with Members which are affiliated with directors of the Company, as well as agreements with its executive officers. See Note 19 of Notes to Consolidated Financial Statements in Item 8, “Financial Statements and Supplementary Data,” which is incorporated herein by this reference, for a description of related party transactions. Additional information is incorporated by reference from the information under the captions “Compensation Committee Interlocks and Insider Participation,” “Transactions with Management and Other Persons” in the Company’s proxy statement for its 2011 annual meeting of shareholders to be filed within 120 days after the end of the most recent fiscal year.

Item 14.    PRINCIPAL ACCOUNTANT FEES AND SERVICES

Incorporated by reference from the information under the caption “Independent Registered Public Accounting Firm” in the Company’s proxy statement for its 2011 annual meeting of shareholders to be filed within 120 days after the end of the most recent fiscal year.

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

(a) (1) Consolidated Financial Statements:

•	Report of Independent Registered Public Accounting Firm.

•	Consolidated Balance Sheets as of October 2, 2010 and October 3, 2009.

•	Consolidated Statements of Earnings for the fiscal years ended October 2, 2010, October 3, 2009 and September 27, 2008.

•	Consolidated Statements of Comprehensive (Loss) Earnings for the fiscal years ended October 2, 2010, October 3, 2009 and September 27, 2008.

•	Consolidated Statements of Shareholders’ Equity for the fiscal years ended October 2, 2010 and October 3, 2009 and September 27, 2008.

•	Consolidated Statements of Cash Flows for the fiscal years ended October 2, 2010, October 3, 2009 and September 27, 2008.

•	Notes to Consolidated Financial Statements.

     (2) Financial Statement Schedule:

•	Schedule II—Valuation and Qualifying Accounts for the fiscal years ended October 2, 2010, October 3, 2009 and September 27, 2008.

All other financial statement schedules for which provision is made in the applicable accounting regulations of the SEC are not required under the instructions to Item 8 or are inapplicable and therefore have been omitted.

   (3) Exhibits:

See Item 15 (b) below.

(b)	Exhibits

The following documents are filed as part of this Annual Report on Form 10-K:

Exhibit No.	Description
3.1	Amended and Restated Articles of Incorporation of the Registrant, as amended (incorporated by reference to Exhibit 3.1 to the Registrant’s Quarterly Report on Form 10-Q for the fiscal quarter ended March 29, 2008, filed on May 13, 2008).

3.2	Bylaws of the Registrant, as amended (incorporated by reference to Exhibit 3.1 to the Registrant’s Current Report on Form 8-K, filed on May 13, 2008).

4.1	Retail Grocer Application and Agreement for Continuing Service Affiliation with Unified Western Grocers, Inc. and Pledge Agreement (incorporated by reference to Exhibit 4.7 to Amendment No. 2 to Form S-1 Registration Statement of the Registrant filed on December 31, 1981, File No. 2-70069).

4.2	Retail Grocer Application and Agreement for Service Affiliation with and the Purchase of Shares of Unified Western Grocers, Inc. and Pledge Agreement (incorporated by reference to Exhibit 4.2 to Post Effective Amendment No. 7 to Form S-2 Registration Statement of the Registrant filed on December 13, 1989, File No. 33-19284).

4.3	Copy of Application and Agreement for Service Affiliation as a Member-Patron/Affiliate with Unified Western Grocers, Inc. and Pledge and Security Agreement (incorporated by reference to Exhibit 4.1 to the Registrant’s Quarterly Report on Form 10-Q for the fiscal quarter ended April 1, 2000, File No. 000-10815).

4.4	Copy of Application and Agreement for Service Affiliation as an Associate Patron with Unified Western Grocers, Inc. and Pledge and Security Agreement (incorporated by reference to Exhibit 4.2 to the Registrant’s Quarterly Report on Form 10-Q for the fiscal quarter ended April 1, 2000, File No. 000-10815).

4.5	Subordination Agreement (Member-Patron-1988) (incorporated by reference to Exhibit 4.4 to Post-Effective Amendment No. 4 to Form S-2 Registration Statement of the Registrant filed on July 15, 1988, File No. 33-19284).

4.6	Subordination Agreement (Associate Patron-1988) (incorporated by reference to Exhibit 4.5 to Post-Effective Amendment No. 4 to Form S-2 Registration Statement of the Registrant filed on July 15, 1988, File No. 33-19284).

4.7	Subordination Agreement (New Member-Patron-1988) (incorporated by reference to Exhibit 4.6 to Post-Effective Amendment No. 4 to Form S-2 Registration Statement of the Registrant filed on July 15, 1988, File No. 33-19284).

4.8	Subordination Agreement (New Associate Patron-1988) (incorporated by reference to Exhibit 4.7 to Post-Effective Amendment No. 4 to Form S-2 Registration Statement of the Registrant filed on July 15, 1988, File No. 33-19284).

4.9	Copy of Member Patron/Affiliate Subordination Agreement (Subordination of Required Deposit) (incorporated by reference to Exhibit 4.10 to Registrant’s Form 10-K for the fiscal year ended September 29, 2001 filed on December 27, 2001, File No. 000-10815).

4.10	Copy of Associate-Patron Subordination Agreement (Subordination of Required Deposit Agreement (incorporated by reference to Exhibit 4.11 to Registrant’s Form 10-K for the fiscal year ended September 29, 2001 filed on December 27, 2001, File No. 000-10815).

Exhibit No.	Description
4.11	Form of Pledge and Security Agreement (effective July, 2008) (incorporated by reference to Exhibit 4.41.1 to Registrant’s Quarterly Report on Form 10-Q for the Quarterly Period ended on June 28, 2008, filed on August 12, 2008).

4.12	Form of Member Subordination (effective July, 2008) (incorporated by reference to Exhibit 4.42.1 to Registrant’s Quarterly Report on Form 10-Q for the Quarterly Period ended on June 28, 2008, filed on August 12, 2008).

4.13	Form of Continuing Guaranty (effective July, 2008) (incorporated by reference to Exhibit 4.43.1 to Registrant’s Quarterly Report on Form 10-Q for the Quarterly Period ended on June 28, 2008, filed on August 12, 2008).

4.50	Form of Indenture between the Registrant and U.S. Bank, N.A., as Trustee, relating to $4,000,000 Subordinated Patronage Dividend Certificates Due December 15, 2007 (incorporated by reference to Exhibit 4.35 to the Registrant’s Registration Statement on Form S-2, filed on February 28, 2003, File No. 333-103535).

4.51	Form of Subordinated Patronage Dividend Certificate Due December 15, 2007 (included in Exhibit 4.32).

4.52	Guarantee dated September 29, 1999 by the Registrant of debt securities of United Grocers, Inc. (predecessor-in-interest to the Registrant) issued pursuant to that certain Indenture dated as of February 1, 1978, and as subsequently amended and supplemented, by and between United Grocers, Inc., and State Street Bank and Trust Company (incorporated by reference to Exhibit 4.1 to the Registrants Current Report on Form 8-K filed on October 13, 1999, File No. 000-10815).

4.53	Copy of indenture dated as of February 1, 1978, between Unified Western Grocers, Inc. (as successor to United Grocers, Inc.) and United States National Bank of Oregon, as trustee, relating to Unified Western Grocers, Inc.’s Capital Investment Notes (incorporated by reference to Exhibit 4.1 to United Grocers, Inc.’s registration Statement on Form S-1, No. 2-60488).

4.54	Copy of supplemental indenture dated as of January 27, 1989, between Unified Western Grocers, Inc. (as successor to United Grocers, Inc.) and United States National Bank of Oregon, as trustee, relating to Unified Western Grocers, Inc.’s Series F 5% Subordinated Redeemable Capital Investment Notes (incorporated by reference to Exhibit 4.G to the United Grocers, Inc. Form 10-K for the fiscal year ended September 30, 1989).

4.55	Copy of supplemental indenture dated as of January 22, 1991, between Unified Western Grocers, Inc. (as successor to United Grocers, Inc.) and United States National Bank of Oregon, as trustee, relating to Unified Western Grocers, Inc.’s Series G 5% Subordinated Redeemable Capital Investment Notes (incorporated by reference to Exhibit 4.D to the United Grocers, Inc. Registration Statement on Form S-2, No. 33-38617).

4.56	Copy of supplemental indenture dated as of July 6, 1992, between Unified Western Grocers, Inc. (as successor to United Grocers, Inc.) and United States National Bank of Oregon, as trustee, relating to Unified Western Grocers, Inc.’s Series H 5% Subordinated Redeemable Capital Investment Notes (incorporated by reference to Exhibit 4.C to the United Grocers, Inc. Registration Statement on Form S-2, No. 33-49450).

4.57	Copy of supplemental indenture dated as of January 9, 1995, between Unified Western Grocers, Inc. (as successor to United Grocers, Inc.) and First Bank National Association, as trustee, relating to Unified Western Grocers, Inc.’s Series J 5% Subordinated Redeemable Capital Investment Notes (incorporated by reference to Exhibit 4.C to the United Grocers, Inc. Registration Statement on Form S-2, No. 33-57199).

4.58	Form of Subordinated Redemption Note—Excess Class B Shares (incorporated by reference to Exhibit 10.50 to Registrant’s Form 10-K for the fiscal year ended September 29, 2001 filed on December 27, 2001, File No. 000-10815).

Exhibit No.	Description
4.59***	Asset Purchase Agreement between Unified Western Grocers, Inc. and Associated Grocers, Incorporated and its Subsidiaries, dated as of August 2, 2007 (incorporated by reference to Exhibit 10.70 to the Registrant’s Quarterly Report on Form 10-Q for the fiscal quarter ended June 30, 2007 filed on August 14, 2007, File No. 000-10815).

4.59.1	Limited Waiver of Asset Purchase Agreement dated as of September 30, 2007 (incorporated by reference to Exhibit 10.70.1 to the Registrant’s Current Report on Form 8-K filed on October 4, 2007, File No. 000-10815).

4.90	Form of Class A Share Certificate (incorporated by reference to Exhibit 4.12 to the Registrant’s Annual Report on Form 10-K for the fiscal year ended September 30, 2000, filed on December 26, 2000, File No. 000-10815).

4.91	Form of Class B Share Certificate (incorporated by reference to Exhibit 4.13 to the Registrant’s Annual Report on Form 10-K for the fiscal year ended September 30, 2000, filed on December 26, 2000, File No. 000-10815).

4.92	Agreement respecting directors’ shares (incorporated by reference to Exhibit 4.9 to Amendment No. 2 to Form S-1 Registration Statement of the Registrant filed on December 31, 1981, File No. 2-70069).

4.93	Form of Class E Share Certificate (incorporated by reference to Exhibit 4.37 to the Registrant’s Registration Statement on Form S-1, filed on January 31, 2006, File No. 333-131414).

10.0	Secured Revolving Credit Agreement dated as of September 29, 1999, by and among Registrant, the Lenders named therein and Rabobank Nederland, New York Branch (incorporated by reference to Exhibit 10.2 to the Registrant’s Current report on Form 8-K filed on October 13, 1999, File No. 000-10815).

10.0.1	Amendment No. 1 to Secured Revolving Credit Agreement dated as of November 18, 1999 by and among Registrant, the Lenders named therein and Rabobank Nederland, New York Branch (incorporated by reference to Exhibit 4.26 to the Registrant’s Annual Report on Form 10-K for the fiscal year ended September 30, 2000, filed on December 26, 2000, File No. 000-10815).

10.0.2	Amendment No. 2 and Limited Waiver to Secured Revolving Credit Agreement dated as of July, 2000 by and among Registrant, the Lenders named therein and Rabobank Nederland, New York Branch (incorporated by reference to Exhibit 4.27 to the Registrant’s Annual Report on Form 10-K for the fiscal year ended September 30, 2000, filed on December 26, 2000, File No. 000-10815).

10.0.3	Amendment No. 3 to Secured Revolving Credit Agreement dated as of December 7, 2001 by and among the Registrant, the Lenders named therein and Rabobank Nederland, New York Branch (incorporated by reference to Exhibit 4.27.1 to the Registrant’s Annual Report on Form 10-K for the fiscal year ended September 29, 2001, filed on December 27, 2001, File No. 000-10815).

10.1	Secured Revolving Credit Agreement dated as of December 5, 2003, by and among Registrant, the Lenders named therein and Harris Trust and Savings Bank (incorporated by reference to Exhibit 4.34 to the Registrant’s Annual Report on Form 10-K for the fiscal year ended September 27, 2003, filed on December 16, 2003, File No. 000-10815).

10.2	Security Agreement dated as of December 5, 2003, by and among Registrant, the Lenders named therein and Harris Trust and Savings Bank relating to the Secured Revolving Credit Agreement dated as of December 5, 2003, by and among Registrant, the Lenders named therein and Harris Trust and Savings Bank (incorporated by reference to Exhibit 4.35 to the Registrant’s Annual Report on Form 10-K for the fiscal year ended September 27, 2003, filed on December 16, 2003, File No. 000-10815).

Exhibit No.	Description
10.3	Amended and Restated Credit Agreement, dated as of December 5, 2006, by and among Unified Western Grocers, Inc., other credit parties as identified therein, Bank of Montreal, Chicago Branch, as Administrative Agent, Bank of America, N.A., as Syndication Agent, Wells Fargo Bank, as Documentation Agent, BMO Capital Markets, as Lead Arranger and Book Runner, General Electric Capital Corporation, Union Bank of California, N.A., and PNC Bank National Association (incorporated by reference to Exhibit 99.1 to the Registrant’s Current Report on Form 8-K, filed on December 11, 2006, File No. 000-10815).

10.3.1	First Amendment to Amended and Restated Credit Agreement, dated as of December 17, 2008 (incorporated by reference to Exhibit 99.1 to the Registrant’s Current Report on Form 8-K, filed on December 23, 2008).

10.4	Amended and Restated Security Agreement, dated as of December 5, 2006, by and among Unified Western Grocers, Inc., the Debtors identified therein and Bank of Montreal, Chicago Branch (incorporated by reference to Exhibit 99.2 to the Registrant’s Current Report on Form 8-K, filed on December 11, 2006, File No. 000-10815).

10.5	Agreement relating to the Registrant’s five-year interest rate collar (incorporated by reference to Exhibit 10.51 to Amendment No. 2 to Registrant’s Registration Statement on Form S-2 filed on May 1, 2002).

10.6	Note purchase Agreement dated as of September 29, 1999 by and among Registrant and the persons listed on Schedule I thereto (incorporated by reference to Exhibit 10.1 to the Registrant’s Current report on Form 8-K filed on October 13, 1999, File No. 000-10815).

10.6.1	Amendment No. 1 and Limited Waiver to Note Purchase Agreement, dated as of September 14, 2000, by and among Registrant and the Noteholders listed on the signature pages thereto (incorporated by reference to Exhibit 4.24 to the Registrant’s Annual Report on Form 10-K for the fiscal year ended September 30, 2000, filed on December 26, 2000, File No. 000-10815).

10.6.2	Second Amendment to Note Purchase Agreement and Notes dated as of March 27, 2002 by and among the Registrant and the Noteholders on the signature pages thereto (incorporated by reference to Exhibit 4.24.1 to the Registrant’s Quarterly Report on Form 10-Q for the fiscal quarter ended March 30, 2002, filed on May 14, 2002, File No. 000-10815).

10.6.3	Third Amendment to Note Purchase Agreement and Notes dated as of December 31, 2002 by and among the Registrant and the Noteholders on the signature pages thereto (incorporated by reference to Exhibit 10.1 to the Registrant’s Annual Report on Form 10-K for the fiscal year ended September 28, 2002, filed on January 13,

10.7	Amended and Restated Note Purchase Agreement, effective January 6, 2006, by and among Registrant and the Noteholders listed on the signature pages thereto (incorporated by reference to Exhibit 4.1 to the Registrant’s Current Report on Form 8-K, filed on January 11, 2006, File No. 000-10815).

10.7.1	Amendment to Note Purchase Agreement and Consent, dated as of December 19, 2006, by and among Registrant, John Hancock Life Insurance Company as collateral agent for the Noteholders and the Noteholders under the Amended and Restated Note Purchase Agreement listed on the signature pages thereto (incorporated by reference to Exhibit 4.40 to the Registrant’s Quarterly Report on Form 10-Q for the fiscal quarter ended December 30, 2006 filed on February 13, 2007, File No. 000-10815).

10.7.2	Second Amendment to Note Purchase Agreement dated as of November 7, 2008 by and among Registrant and the Noteholders listed on the signature page thereto (incorporated by reference to Exhibit 10.7.2 to the Registrant’s Annual Report on Form 10-K for the fiscal year ended September 27, 2008, filed on December 12, 2008, File No. 000-10815).

10.7.3	Third Amendment to Note Purchase Agreement dated as of November 3, 2009 by and among Registrant and the Noteholders listed on the signature page thereto (incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K, filed on November 9, 2009, File No. 000-10815).

Exhibit No.	Description

10.8	Amended and Restated Loan Purchase and Servicing Agreement Dated as of December 7, 2001 between Grocers Capital Company and National Consumer Cooperative Bank (incorporated by reference to Exhibit 10.1 to the Registrant’s Annual Report on Form 10-K for the fiscal year ended September 28, 2002, filed on January 13, 2003, File No. 000-10815).

10.9	Amended and Restated Credit Agreement dated as of December 7, 2001 among Grocers Capital Company, the lenders listed therein and National Cooperative Bank, as agent (incorporated by reference to Exhibit 10.1 to the Registrant’s Annual Report on Form 10-K for the fiscal year ended September 28, 2002, filed on January 13, 2003, File No. 000-10815).

10.10	Amended and Restated Loan Purchase Agreement (Existing Program) dated January 30, 1998 among United Resources, Inc., United Grocers, Inc. (predecessor-in-interest to the Registrant) and National Consumer Cooperative Bank (incorporated by reference to Exhibit 4.D1 to United Grocers, Inc. Annual Report on Form 10-K for the fiscal year ended October 2, 1998 filed on January 30, 1999, File No. 002-60487, as amended).

10.11	Amended and Restated Loan Purchase Agreement (Holdback Program) dated January 30, 1998 among United Resources, Inc., United Grocers, Inc. (predecessor-in-interest to the Registrant) and National Consumer Cooperative Bank (incorporated by reference to Exhibit 4.D2 to United Grocers, Inc. Annual Report on Form 10-K for the fiscal year ended October 2, 1998 filed on January 30, 1999, File No. 002-60487, as amended).

10.12	Second Amended and Restated Loan Purchase and Service Agreement dated as of June 9, 2004, between Grocers Capital Company and National Consumer Cooperative Bank, as buyer (incorporated by reference to Exhibit 10.67 to the Registrant’s Form 10-Q for the fiscal quarter ended June 26, 2004 filed on August 3, 2004, File No. 000-10815).

10.12.1	Change in Terms Agreement dated as of March 26, 2007 to Second Amended and Restated Loan Purchase and Service Agreement dated as of June 9, 2004, between Grocers Capital Company and National Consumer Cooperative Bank, as buyer (incorporated by reference to Exhibit 10.67.1 to the Registrant’s Quarterly Report on Form 10-Q for the fiscal quarter ended March 31, 2007 filed on May 11, 2007, File No. 000-10815).

10.13	Second Amended and Restated Credit Agreement dated as of June 9, 2004, among Grocers Capital Company, the lenders listed therein and National Consumer Cooperative Bank, as agent (incorporated by reference to Exhibit 10.68 to the Registrant’s Form 10-Q for the fiscal quarter ended June 26, 2004 filed on August 3, 2004, File No. 000-10815).

10.13.1	Change in Terms Agreement dated as of March 27, 2007 to Second Amended and Restated Credit Agreement dated as of June 9, 2004, among Grocers Capital Company, the lenders listed therein and National Consumer Cooperative Bank, as agent (incorporated by reference to Exhibit 10.68.1 to the Registrant’s Quarterly Report on Form 10-Q for the fiscal quarter ended March 31, 2007 filed on May 11, 2007, File No. 000-10815).

10.14	Expansion Agreement, dated as of May 1, 1991, and Industrial Lease, dated as of May 1, 1991, between Dermody Properties and the Registrant (incorporated by reference to Exhibit 10.9 to Form S-2 Registration Statement of the Registrant filed on September 2, 1993, File No. 33-68288).

10.14.1	Lease Amendment, dated June 20, 1991, between Dermody Properties and the Registrant (incorporated by reference to Exhibit 10.9.1 to Form S-2 Registration Statement of the Registrant filed on September 2, 1993, File No. 33-68288).

10.14.2	Lease Amendment, dated October 18, 1991, between Dermody Properties and the Registrant (incorporated by reference to Exhibit 10.9.2 to Form S-2 Registration Statement of the Registrant filed on September 2, 1993, File No. 33-68288).

10.15	Purchase Agreement dated November 21, 1994 between the Registrant and TriNet Corporate Realty Trust, Inc. (incorporated by reference to Exhibit 10.18 to the Registrant’s Annual Report on Form 10-K for the fiscal year ended September 2, 1995 filed on December 1, 1995, File No. 000-10815).

Exhibit No.	Description
10.16	Commercial Lease-Net dated December 6, 1994 between TriNet Essential Facilities XII and the Registrant (incorporated by reference to Exhibit 10.17 to the Registrant’s Annual Report on Form 10-K for the fiscal year ended September 2, 1995 filed on December 1, 1995, File No. 0-10815).

10.17	Lease, dated as of December 23, 1986, between Cercor Associates and Grocers Specialty Company (incorporated by reference to Exhibit 10.8 to Form S-2 Registration Statement of the Registrant filed on September 2, 1993, File No. 33-68288).

10.18**	Form of Indemnification Agreement between the Company and each Director and Officer (incorporated by reference to Exhibit A to the Registrant’s Proxy Statement dated February 24, 1997 filed on February 24, 1997, File No. 000-10815).

10.18.1**	Form of Indemnification Agreement between the Company and each Director and Officer (incorporated by reference to Exhibit 10.20.1 to the Registrant’s Quarterly Report on Form 10-Q for the fiscal quarter ended June 30, 2007 filed on August 14, 2007, File No. 000-10815).

10.19**	Annual Incentive Plan for Chief Executive Officer (incorporated by reference to Exhibit 10.23 to the Registrant’s Annual Report on Form 10-K for the fiscal year ended August 30, 1997 filed on November 28, 1997, File No. 000-10815).

10.20**	Annual Incentive Plan for Senior Management (incorporated by reference to Exhibit 10.24 to the Registrant’s Annual Report on Form 10-K for the fiscal year ended August 30, 1997 filed on November 28, 1997, File No. 000-10815).

10.21**	Form of Severance Agreement for Vice Presidents, Senior Vice Presidents and Executive Vice Presidents with Less Than Three Years in an Officer Position executed by Philip S. Smith, Rodney L. Van Bebber, Daniel J. Murphy, John C. Bedrosian, William O. Coté, Dirk T. Davis, Luis de la Mata, Stanley G. Eggink, Joseph L. Falvey, Carolyn S. Fox, Don Gilpin, Gary C. Hammett, Gary S. Herman, Joseph A. Ney, David A. Woodward (incorporated by reference to Exhibit 10.50 to the Registrant’s Form 10-Q for the quarterly period ended December 31, 2000, filed on February 13, 2001, File No. 000-10815).

10.22**	Form of Severance Agreement for Executive Vice Presidents with Three Years or More in an Officer Position dated as of October 2, 2003, by and between the Registrant and Philip S. Smith (incorporated by reference to Exhibit 10.59 to the Registrant’s Form 10-Q for the fiscal quarter ended December 27, 2003 filed on February 10, 2004, File No. 000-10815).

10.23**	Form of Severance Agreement for Vice Presidents and Senior Vice Presidents, and Executive Vice Presidents with Less than Three Years in an Officer Position dated as of March 12, 2003, by and between the Registrant and Christine Neal (incorporated by reference to Exhibit 10.58 to the Registrant’s Form 10-Q for the fiscal quarter ended December 27, 2003 filed on February 10, 2004, File No. 000-10815).

10.24**	Form of Severance Agreement for Executive Vice Presidents with Three Years or More in an Officer Position executed by Robert M. Ling, Jr., Richard J. Martin and Charles J. Pilliter (incorporated by reference to Exhibit 10.49 to the Registrant’s Form 10-Q for the quarterly period ended December 31, 2000, filed on February 13, 2001, File No. 000-10815).

10.25**	Form of Severance Agreement for Vice Presidents and Senior Vice Presidents, and Executive Vice Presidents with Less than Three Years in an Officer Position dated as of December 8, 2006, by and between the Registrant and Randall G. Scoville (incorporated by reference to Exhibit 10.69 to the Registrant’s Quarterly Report on Form 10-Q for the fiscal quarter ended December 30, 2006 filed on February 13, 2007, File No. 000-10815).

10.26**	Form of Employment Agreement between the Company and Alfred A. Plamann (incorporated by reference to Exhibit 10.19 to Form S-4 Registration Statement of the Registrant filed on August 26, 1999, File No. 333-85917).

10.26.1**	Amendment to Employment Agreement dated as of August 1999, between the Registrant and Alfred A. Plamann (incorporated by reference to Exhibit 10.27 to Form S-4 Registration Statement of the Registrant filed on August 26, 1999, File No. 333-85917).

Exhibit No.	Description
10.26.2**	Second Amendment to Employment Agreement dated as of April 2001, between registrant and Alfred A. Plamann (incorporated by reference to Exhibit 10.51 to the Registrant’s Form 10-Q for the quarterly period ended June 30, 2001, filed on August 14, 2001, File No. 000-10815).

10.26.3**	Third Amendment to Employment Agreement dated as of August 2003, between Registrant and Alfred A. Plamann (incorporated by reference to Exhibit 10.19.1 to the Registrant’s Annual Report on Form 10-K for the fiscal year ended September 27, 2003, filed on December 16, 2003, File No. 000-10815).

10.27	Promissory Note dated June 4, 1996, due on demand in favor of Grocers Capital Company by Robert M. Ling, Jr. (incorporated by reference to Exhibit 10.45 to the Registrant’s Annual Report on Form 10-K for the fiscal year ended September 27, 2003, filed on December 16, 2003, File No. 000-10815).

10.28	Promissory Note dated December 6, 2000, due on demand in favor of Grocers Capital Company by Daniel J. Murphy and Debra A. Murphy (incorporated by reference to Exhibit 10.46 to the Registrant’s Annual Report on Form 10-K for the fiscal year ended September 27, 2003, filed on December 16, 2003, File No. 000-10815).

10.29**	Amended and Restated Unified Western Grocers, Inc. Deferred Compensation Plan dated as of May 1, 1999 (incorporated by reference to Exhibit 10.2 to the Registrant’s Annual Report on Form 10-K for the fiscal year ended August 28, 1999 filed on November 14, 1999, File No. 000-10815).

10.29.1**	Amendment No. 1 to the Amended and Restated Unified Western Grocers, Inc. Deferred Compensation Plan, amended as of October 19, 2007 (incorporated by reference to Exhibit 10.2.1 to the Registrant’s Annual Report on Form 10-K for the fiscal year ended September 29, 2007, filed on December 13, 2007).

10.30**	Unified Grocers, Inc. Deferred Compensation Plan II, Master Plan, dated as of September 26, 2008, effective January 1, 2005 (incorporated by reference to Exhibit 10.30 to the Registrant’s Annual Report on Form 10-K for the fiscal year ended September 27, 2008, filed on December 12, 2008, File No. 000-10815).

10.30.1**,*	Amendment No. 1 to the Unified Grocers, Inc. Deferred Compensation Plan II, effective as of January 1, 2011, amended as of September 9, 2010.

10.31**	Comprehensive Amendment to Unified Western Grocers, Inc. Employees’ Excess Benefit Plan dated as of December 5, 1995 (incorporated by reference to Exhibit 10.7 to the Registrant’s Annual Report on Form 10-K for the fiscal year ended August 30, 1997 filed on November 28, 1997, File No. 000-10815).

10.32**	Comprehensive Amendment to Unified Western Grocers, Inc. Employees’ Supplemental Deferred Compensation Plan dated as of December 5, 1995 (incorporated by reference to Exhibit 10.8 to the Registrant’s Annual Report on Form 10-K for the fiscal year ended August 30, 1997 filed on November 28, 1997, File No. 000-10815).

10.33**	Unified Western Grocers, Inc., Executive Salary Protection Plan II (“ESPP II”), Master Plan Document, effective January 4, 1995 (incorporated by reference to Exhibit 10.4 to the Registrant’s Annual Report on Form 10-K for the fiscal year ended September 2, 1995 filed on December 1, 1995, File No. 000-10815).

10.33.1**	Amendment No. 1999-I to Unified Western Grocers, Inc. Executive Salary Protection Plan II, effective as of January 1, 1999 (incorporated by reference to Exhibit 10.5 to the Registrant’s Form 10-Q for the quarterly period ended December 31, 2000, filed on February 13, 2001, File No. 000-10815).

10.33.2**	Amendment No. 2000-I to Unified Western Grocers, Inc. Executive Salary Protection Plan II, effective as of January 1, 2000 (incorporated by reference to Exhibit 10.6 to the Registrant’s Form 10-Q for the quarterly period ended December 31, 2000, filed on February 13, 2001, File No. 000-10815).

Exhibit No.	Description
10.34**	Master Trust Agreement For Unified Western Grocers, Inc. Executive Salary Protection Plan II, dated as of April 28, 1995 (incorporated by reference to Exhibit 10.5 to the Registrant’s Annual Report on Form 10-K for the fiscal year ended September 2, 1995 filed on December 1, 1995, File No. 000-10815).

10.35**	Amended and Restated Unified Western Grocers, Inc. Executive Salary Protection Plan II, effective as of January 1, 2003 (incorporated by reference to Exhibit 10.4.4 to the Registrant’s Annual Report on Form 10-K for the fiscal year ended October 2, 2004, filed on December 16, 2004, File No. 000-10815).

10.35.1**	Amendment No. 1 to the Amended and Restated Unified Western Grocers, Inc. Executive Salary Protection Plan II, amended as of October 19, 2007 (incorporated by reference to Exhibit 10.4.5 to the Registrant’s Annual Report on Form 10-K for the fiscal year ended September 29, 2007, filed on December 13, 2007).

10.36**	Unified Grocers, Inc. Executive Salary Protection Plan III, Master Plan Document, dated as of September 26, 2008, effective January 1, 2005 (incorporated by reference to Exhibit 10.36 to the Registrant’s Annual Report on Form 10-K for the fiscal year ended September 27, 2008, filed on December 12, 2008, File No. 000-10815).

10.37**	Unified Western Grocers, Inc. Executive Insurance Plan Split dollar Agreement and Schedule of Executive Officers party thereto (incorporated by reference to Exhibit 10.6 to the Registrant’s Annual Report on Form 10-K for the fiscal year ended September 2, 1995 filed on December 1, 1995, File No. 000-10815).

10.38**	Amended and Restated Unified Western Grocers, Inc. Cash Balance Plan effective January 1, 2002, as amended (incorporated by reference to Exhibit 10.1 to the Registrant’s Annual Report on Form 10-K for the fiscal year ended September 28, 2002, filed on January 13, 2003, File No. 000-10815).

10.38.1**	Amendment No. 2 to the Unified Western Grocers, Inc. Cash Balance Plan, amended as of November 15, 2004 (incorporated by reference to Exhibit 10.1.1 to the Registrant’s Annual Report on Form 10-K for the fiscal year ended October 1, 2005, filed on December 21, 2005, File No. 000-10815).

10.38.2**	Amendment No. 3 to the Unified Western Grocers, Inc. Cash Balance Plan, amended as of November 15, 2004 (incorporated by reference to Exhibit 10.1.2 to the Registrant’s Annual Report on Form 10-K for the fiscal year ended October 1, 2005, filed on December 21, 2005, File No. 000-10815).

10.38.3**	Amendment No. 4 to the Unified Western Grocers, Inc. Cash Balance Plan, amended as of August 8, 2005 (incorporated by reference to Exhibit 10.1.3 to the Registrant’s Annual Report on Form 10-K for the fiscal year ended October 1, 2005, filed on December 21, 2005, File No. 000-10815).

10.38.4**	Amendment No. 5 to the Unified Western Grocers, Inc. Cash Balance Plan, amended as of December 22, 2006 (incorporated by reference to Exhibit 10.1.4 to the Registrant’s Quarterly Report on Form 10-Q for the fiscal quarter ended December 30, 2006 filed on February 13, 2007, File No. 000-10815).

10.38.5**	Amendment No. 6 to the Unified Western Grocers, Inc. Cash Balance Plan, amended as of February 18, 2008 (incorporated by reference to Exhibit 10.1.5 to the Registrant’s Quarterly Report on Form 10-Q for the fiscal quarter ended March 29, 2008, filed on May 13, 2008).

10.38.6**	Amended and Restated Unified Grocers, Inc. Cash Balance Plan, effective January 1, 2009, as amended (incorporated by reference to Exhibit 10.38.6 to the Registrant’s Quarterly Report on Form 10-Q for the fiscal quarter ended December 27, 2008, filed on February 10, 2009).

10.38.7**	Amendment No. 1 to the Amended and Restated Unified Grocers, Inc. Cash Balance Plan, effective January 1, 2009 (incorporated by reference to Exhibit 10.38.7 to the Registrant’s Quarterly Report on Form 10-Q for the fiscal quarter ended January 2, 2010, filed on February 16, 2010).

Exhibit No.	Description
10.39**	Amended and Restated Unified Western Grocers, Inc. Employee Savings Plan (incorporated by reference to Exhibit 10.2 to the Registrant’s Quarterly Report on Form 10-Q for the fiscal quarter ended December 29, 2001 filed on February 19, 2002, File No. 000-10815).

10.39.1**	Amendment No. 1 to the Unified Western Grocers, Inc. Employee Savings Plan, amended as of April 16, 2002 (incorporated by reference to Exhibit 10.9.1 to the Registrant’s Annual Report on Form 10-K for the fiscal year ended September 29, 2007, filed on December 13, 2007).

10.39.2**	Amendment No. 2 to the Unified Western Grocers, Inc. Employee Savings Plan, amended as of September 1, 2003 (incorporated by reference to Exhibit 10.9.2 to the Registrant’s Annual Report on Form 10-K for the fiscal year ended September 29, 2007, filed on December 13, 2007).

10.39.3**	Amendment No. 3 to the Unified Western Grocers, Inc. Employee Savings Plan, amended as of December 19, 2003 (incorporated by reference to Exhibit 10.9.3 to the Registrant’s Annual Report on Form 10-K for the fiscal year ended September 29, 2007, filed on December 13, 2007).

10.39.4**	Amendment No. 4 to the Unified Western Grocers, Inc. Employee Savings Plan, amended as of November 15, 2004 (incorporated by reference to Exhibit 10.9.4 to the Registrant’s Annual Report on Form 10-K for the fiscal year ended September 29, 2007, filed on December 13, 2007).

10.39.5**	Amendment No. 5 to the Unified Western Grocers, Inc. Employee Savings Plan, amended as of July 29, 2005 (incorporated by reference to Exhibit 10.9.5 to the Registrant’s Annual Report on Form 10-K for the fiscal year ended September 29, 2007, filed on December 13, 2007).

10.39.6**	Amendment No. 6 to the Unified Western Grocers, Inc. Employee Savings Plan, amended as of December 22, 2006 (incorporated by reference to Exhibit 10.9.1 to the Registrant’s Quarterly Report on Form 10-Q for the fiscal quarter ended December 30, 2006 filed on February 13, 2007, File No. 000-10815).

10.39.7**	Amendment No. 7 to the Unified Western Grocers, Inc. Employee Savings Plan, amended as of September 26, 2007 (incorporated by reference to Exhibit 10.9.7 to the Registrant’s Annual Report on Form 10-K for the fiscal year ended September 29, 2007, filed on December 13, 2007).

10.39.8**	Amendment No. 8 to the Unified Grocers, Inc. Employee Savings Plan, effective as of January 1, 2008 (incorporated by reference to Exhibit 10.39.8 to the Registrant’s Quarterly Report on Form 10-Q for the fiscal quarter ended December 27, 2008, filed on February 10, 2009).

10.39.9**	Amendment No. 9 to the Unified Grocers, Inc. Employee Savings Plan, amended as of May 10, 2010 (incorporated by reference to Exhibit 10.39.9 to the Registrant’s Quarterly Report on Form 10-Q for the fiscal quarter ended April 3, 2010, filed on May 14, 2010).

10.39.10**	Amendment No. 10 to the Unified Grocers, Inc. Employee Savings Plan, effective as of January 1, 2008 (incorporated by reference to Exhibit 10.39.10 to the Registrant’s Quarterly Report on Form 10-Q for the fiscal quarter ended January 2, 2010, filed on February 16, 2010).

10.39.11**	Amendment No. 11 to the Unified Grocers, Inc. Employee Savings Plan, dated as of December 31, 2009, including provisions with effective dates ranging from January 1, 2007 to April 1, 2010 (incorporated by reference to Exhibit 10.39.11 to the Registrant’s Quarterly Report on Form 10-Q for the fiscal quarter ended January 2, 2010, filed on February 16, 2010).

10.40**	Amended and Restated Unified Western Grocers, Inc. Employees’ Sheltered Savings Plan (incorporated by reference to Exhibit 10.1 to the Registrant’s Quarterly Report on Form 10-Q for the fiscal quarter ended December 29, 2001 filed on February 19, 2002, File No. 000-10815).

10.40.1**	Amendment No. 1 to the Unified Western Grocers, Inc. Employees’ Sheltered Savings Plan, amended as of June 11, 2002 (incorporated by reference to Exhibit 10.3.1 to the Registrant’s Annual Report on Form 10-K for the fiscal year ended October 1, 2005, filed on December 21, 2005, File No. 000-10815).

Exhibit No.	Description
10.40.2**	Amendment No. 2 to the Unified Western Grocers, Inc. Employees’ Sheltered Savings Plan, amended as of September 1, 2003 (incorporated by reference to Exhibit 10.3.2 to the Registrant’s Annual Report on Form 10-K for the fiscal year ended October 1, 2005, filed on December 21, 2005, File No. 000-10815).

10.40.3**	Amendment No. 3 to the Unified Western Grocers, Inc. Employees’ Sheltered Savings Plan, amended as of December 19, 2003 (incorporated by reference to Exhibit 10.3.3 to the Registrant’s Annual Report on Form 10-K for the fiscal year ended October 1, 2005, filed on December 21, 2005, File No. 000-10815).

10.40.4**	Amendment No. 4 to the Unified Western Grocers, Inc. Employees’ Sheltered Savings Plan, amended as of November 15, 2004 (incorporated by reference to Exhibit 10.3.4 to the Registrant’s Annual Report on Form 10-K for the fiscal year ended October 1, 2005, filed on December 21, 2005, File No. 000-10815).

10.40.5**	Amendment No. 5 to the Unified Western Grocers, Inc. Employees’ Sheltered Savings Plan, amended as of August 17, 2005 (incorporated by reference to Exhibit 10.3.5 to the Registrant’s Annual Report on Form 10-K for the fiscal year ended October 1, 2005, filed on December 21, 2005, File No. 000-10815).

10.40.6**	Amendment No. 6 to the Unified Western Grocers, Inc. Employees’ Sheltered Savings Plan, amended as of December 1, 2005 (incorporated by reference to Exhibit 10.1 to the Registrant’s Quarterly Report on Form 10-Q for the fiscal quarter ended December 31, 2005).

10.40.7**	Amendment No. 7 to the Unified Western Grocers, Inc. Employees’ Sheltered Savings Plan, amended as of December 22, 2006 (incorporated by reference to Exhibit 10.3.7 to the Registrant’s Quarterly Report on Form 10-Q for the fiscal quarter ended December 30, 2006 filed on February 13, 2007, File No. 000-10815).

10.40.8**	Amendment No. 8 to the Unified Western Grocers, Inc. Employees’ Sheltered Savings Plan, amended as of September 26, 2007 (incorporated by reference to Exhibit 10.3.8 to the Registrant’s Annual Report on Form 10-K for the fiscal year ended September 29, 2007, filed on December 13, 2007).

10.40.9**	Amendment No. 9 to the Unified Grocers, Inc. Employees’ Sheltered Savings Plan, effective as of January 1, 2008 (incorporated by reference to Exhibit 10.40.9 to the Registrant’s Quarterly Report on Form 10-Q for the fiscal quarter ended December 27, 2008, filed on February 10, 2009).

10.40.10**	Amendment No. 10 to the Unified Grocers, Inc. Employees’ Sheltered Savings Plan, amended as of May 10, 2010 (incorporated by reference to Exhibit 10.40.10 to the Registrant’s Quarterly Report on Form 10-Q for the fiscal quarter ended April 3, 2010, filed on May 14, 2010).

10.40.11**	Amendment No. 11 to the Unified Grocers, Inc. Employees’ Sheltered Savings Plan, effective as of January 1, 2008 (incorporated by reference to Exhibit 10.40.11 to the Registrant’s Quarterly Report on Form 10-Q for the fiscal quarter ended January 2, 2010, filed on February 16, 2010).

10.40.12**	Amendment No. 12 to the Unified Grocers, Inc. Employees’ Sheltered Savings Plan, dated as of December 31, 2009, including provisions with effective dates ranging from January 1, 2007 to April 1, 2010 (incorporated by reference to Exhibit 10.40.12 to the Registrant’s Quarterly Report on Form 10-Q for the fiscal quarter ended January 2, 2010, filed on February 16, 2010).

10.41**	Cash Balance Retirement Plan for Employees of Associated Grocers, Inc. (predecessor-in-interest to the Registrant) effective January 1, 2004 (incorporated by reference to Exhibit 10.56 to the Registrant’s Quarterly Report on Form 10-Q for the fiscal quarter ended December 29, 2007, filed on February 12, 2008).

10.41.1**	Amendment to the Cash Balance Retirement Plan for Employees of Associated Grocers, Inc. (predecessor-in-interest to the Registrant) effective March 28, 2005 (incorporated by reference to Exhibit 10.56.1 to the Registrant’s Quarterly Report on Form 10-Q for the fiscal quarter ended December 29, 2007, filed on February 12, 2008).

Exhibit No.	Description
10.41.2**	Amendment to the Cash Balance Retirement Plan for Employees of Associated Grocers, Inc. (predecessor-in-interest to the Registrant) effective June 1, 2007 (incorporated by reference to Exhibit 10.56.2 to the Registrant’s Quarterly Report on Form 10-Q for the fiscal quarter ended December 29, 2007, filed on February 12, 2008).

10.41.3**	Amendment No. 3 to the Cash Balance Retirement Plan for Employees of Associated Grocers, Inc. amended as of June 17, 2008 (incorporated by reference to Exhibit 10.56.2 to the Registrant’s Quarterly Report on Form 10-Q for the fiscal quarter ended June 28, 2008, filed on August 12, 2008).

10.41.4**	Amended and Restated Cash Balance Retirement Plan for Employees of Associated Grocers, Inc. (predecessor-in-interest to the Registrant), effective December 31, 2008 (incorporated by reference to Exhibit 10.41.3 to the Registrant’s Quarterly Report on Form 10-Q for the fiscal quarter ended December 27, 2008, filed on February 10, 2009).

10.41.5**	Amendment to Cash Balance Retirement Plan for Employees of Associated Grocers, Inc. (predecessor-in-interest to the Registrant), amended as of May 10, 2010 (incorporated by reference to Exhibit 10.41.5 to the Registrant’s Quarterly Report on Form 10-Q for the fiscal quarter ended April 3, 2010, filed on May 14, 2010).

10.42**	Union Bank of California Trust Agreement for Cash Balance Retirement Plan for Employees of Associated Grocers, Inc. (predecessor-in-interest to the Registrant) as of September 13, 2004 (incorporated by reference to Exhibit 10.57 to the Registrant’s Quarterly Report on Form 10-Q for the fiscal quarter ended December 29, 2007, filed on February 12, 2008).

10.43**	Unified Western Grocers, Inc. Early Retirement Program (incorporated by reference to Exhibit 10.28 to the Form S-4 Registration Statement filed on August 26, 1999, File No. 333-05917).

10.44	Smart & Final Supply Agreement Dated May 16, 2003 (incorporated by reference to Exhibit 10.45 to Registrant’s Form 10-Q for the fiscal quarter ended June 28, 2003 filed on August 8, 2003, File No. 000-10815).

10.45	Stock Purchase Agreement dated March 26, 1999 by and among Grocers Capital Company, K.V. Mart Co., an affiliate of Darioush Khaledi, Khaledi Family Partnership I, Khaledi Family Trust dated May 17, 1995, and Parviz Vazin and Vida Vazin (incorporated by reference to Exhibit 10.35 to the Registrant’s Annual Report on Form 10-K for the fiscal year ended September 30, 2000, filed on December 26, 2000, File No. 000-10815).

10.46	Pledge Agreement dated March 26, 1999 by Khaledi Family Partnership I, Khaledi Family Trust dated May 17, 1995, and Parviz Vazin and Vida Vazin in favor of Grocers Capital Company (incorporated by reference to Exhibit 10.36 to the Registrant’s Annual Report on Form 10-K for the fiscal year ended September 30, 2000, filed on December 26, 2000, File No. 000-10815).

10.47	Guaranty dated March 26, 1999 by K.V. Mart Co. in favor of Grocers Capital Company (incorporated by reference to Exhibit 10.37 to the Registrant’s Annual Report on Form 10-K for the fiscal year ended September 30, 2000, filed on December 26, 2000, File No. 000-10815).

10.48	Term Loan Agreement dated as of May 12, 2000 between K.V. Mart Co. and Unified Western Grocers, Inc. relating to a $7,000,000 Promissory Note due May 12, 2005 in favor of Unified Western Grocers, Inc. by K.V. Mart Co. (incorporated by reference to Exhibit 10.38 to the Registrant’s Form 10-Q for the quarterly period ended July 1, 2000 filed on August 17, 2000, File No. 000-10815).

10.49	Security Agreement dated as of May 12, 2000 between K.V. Mart Co. and Unified Western Grocers, Inc. relating to the Term Loan Agreement dated as of May 12, 2000 between K.V. Mart Co. and Unified Western Grocers, Inc. (incorporated by reference to Exhibit 10.39 to the Registrant’s Form 10-Q for the quarterly period ended July 1, 2000 filed on August 17, 2000, File No. 000-10815).

Exhibit No.	Description
10.50	Guaranty dated as of May 12, 2000 by Darioush Khaledi and Shahpar Khaledi, husband and wife, Darioush Khaledi, as Trustee of the Khaledi Family Trust under Declaration of Trust dated May 17, 1995, K.V. Property Company, and Parviz Vazin and Vida Vazin in favor of Unified Western Grocers, Inc. issued pursuant to that certain Term Loan Agreement dated as of May 12, 2000 between K.V. Mart Co. and Unified Western Grocers, Inc. (incorporated by reference to Exhibit 10.40 to the Registrant’s Form 10-Q for the quarterly period ended July 1, 2000 filed on August 17, 2000, File No. 000-10815).

10.51	Stock Collateral Acknowledgement and Consent dated as of May 12, 2000 executed by the shareholders of K.V. Mart Co. (incorporated by reference to Exhibit 10.41 to the Registrant’s Form 10-Q for the quarterly period ended July 1, 2000 filed on August 17, 2000, File No. 000-10815).

10.52	Loan guaranties dated June 12, 1980 and September 30, 1988, given by United Grocers, Inc. (predecessor-in-interest to the Registrant) for the benefit of C&K Market, Inc., an affiliate of Raymond L. Nidiffer (incorporated by reference to Exhibit 10.I12 to United Grocers’ Form 10-K for the fiscal year ended September 30, 1989).

10.53	Agreement for Purchase and Sale and Escrow Instructions dated September 17, 1997, between United Grocers, Inc. (predecessor-in-interest to the Registrant) and C&K Market, Inc., an affiliate of Raymond L. Nidiffer (incorporated by reference to Exhibit 10.I5 to United Grocers, Inc.’s Form 10-K for the fiscal year ended October 2, 1998 filed on January 20, 1999, File No. 002-60487).

10.54	Stock Purchase Agreement dated November 17, 1997, by and among United Grocers, Inc. (predecessor-in-interest to the Registrant) and C&K Market, an affiliate of Raymond L. Nidiffer (incorporated by reference to Exhibit 10.I6 to Form 10-K of United Grocers, Inc. filed on January 20, 1999, File No. 002-60487).

10.55	Preferred Stock Purchase Agreement by and between C & K Market, Inc. and Unified Western Grocers, Inc. dated as of December 19, 2000 (incorporated by reference to Exhibit 10.47 to the Registrant’s Form 10-Q for the quarterly period ended December 31, 2000, filed on February 13, 2001, File No. 000-10815).

10.56	Shareholders Agreement by and among Unified Western Grocers, Inc., C & K Market, Inc. and designated shareholders of C & K Market, Inc. dated as of December 19, 2000 (incorporated by reference to Exhibit 10.48 to the Registrant’s Form 10-Q for the quarterly period ended December 31, 2000, filed on February 13, 2001, File No. 000-10815).

10.57	Series A Preferred Stock Exchange Agreement dated as of December 29, 2003, by and between C&K Market, Inc. and the Registrant (incorporated by reference to Exhibit 10.60 to the Registrant’s Form 10-Q for the fiscal quarter ended December 27, 2003 filed on February 10, 2004, File No. 000-10815).

10.58	Shareholders Agreement dated as of December 29, 2003, by and among the Registrant, C&K Market, Inc. and designated shareholders of C&K Market, Inc. (incorporated by reference to Exhibit 10.61 to the Registrant’s Form 10-Q for the fiscal quarter ended December 27, 2003 filed on February 10, 2004, File No. 000-10815).

10.59	Supply Agreement dated as of December 29, 2003, by and between the Registrant and C&K Market, Inc. (incorporated by reference to Exhibit 10.62 to the Registrant’s Form 10-Q for the fiscal quarter ended December 27, 2003 filed on February 10, 2004, File No. 000-10815).

10.60	Continuing Guaranty dated as of December 29, 2003, by designated shareholders of C&K Market, Inc. in favor of the Registrant relating to the Series A Preferred Stock Exchange Agreement dated as of December 29, 2003, by and between C&K Market, Inc. and the Registrant (incorporated by reference to Exhibit 10.63 to the Registrant’s Form 10-Q for the fiscal quarter ended December 27, 2003 filed on February 10, 2004, File No. 000-10815).

10.61	Intercreditor and Subordination Agreement dated as of December 29, 2003, by and among designated subordinated creditors of C&K Market, Inc., C&K Market, Inc. and the Registrant (incorporated by reference to Exhibit 10.64 to the Registrant’s Form 10-Q for the fiscal quarter ended December 27, 2003 filed on February 10, 2004, File No. 000-10815).

Exhibit No.	Description
10.62	Right of First Refusal Agreement dated as of December 29, 2003, by and among C&K Market, Inc., designated shareholders of C&K Market, Inc. and the Registrant (incorporated by reference to Exhibit 10.65 to the Registrant’s Form 10-Q for the fiscal quarter ended December 27, 2003 filed on February 10, 2004, File No. 000-10815).

10.63	Purchase and Sale Agreement with Joint Escrow Instructions dated as of June 19, 2003, by and between Registrant and The Alamo Group, Inc. (incorporated by reference to Exhibit 10.47 to the Registrant’s Annual Report on Form 10-K for the fiscal year ended September 27, 2003, filed on December 16, 2003, File No. 000-10815).

10.63.1	First Amendment to Purchase and Sale Agreement with Joint Escrow Instructions dated as of July 31, 2003, by and between Registrant and The Alamo Group, Inc. relating to the Purchase and Sale Agreement with Joint Escrow Instructions dated as of June 19, 2003, by and between Registrant and The Alamo Group, Inc. (incorporated by reference to Exhibit 10.49 to the Registrant’s Annual Report on Form 10-K for the fiscal year ended September 27, 2003, filed on December 16, 2003, File No. 000-10815).

10.63.2	Second Amendment to Purchase and Sale Agreement with Joint Escrow Instructions dated as of August 15, 2003, by and between Registrant and The Alamo Group, Inc. relating to the Purchase and Sale Agreement with Joint Escrow Instructions dated as of June 19, 2003, by and between Registrant and The Alamo Group, Inc. (incorporated by reference to Exhibit 10.50 to the Registrant’s Annual Report on Form 10-K for the fiscal year ended September 27, 2003, filed on December 16, 2003, File No. 000-10815).

10.63.3	Third Amendment to Purchase and Sale Agreement with Joint Escrow Instructions dated as of August 22, 2003, by and between Registrant and The Alamo Group, Inc. relating to the Purchase and Sale Agreement with Joint Escrow Instructions dated as of June 19, 2003, by and between Registrant and The Alamo Group, Inc. (incorporated by reference to Exhibit 10.51 to the Registrant’s Annual Report on Form 10-K for the fiscal year ended September 27, 2003, filed on December 16, 2003, File No. 000-10815).

10.63.4	Fourth Amendment to Purchase and Sale Agreement with Joint Escrow Instructions dated as of August 27, 2003, by and between Registrant and The Alamo Group, Inc. relating to the Purchase and Sale Agreement with Joint Escrow Instructions dated as of June 19, 2003, by and between Registrant and The Alamo Group, Inc. (incorporated by reference to Exhibit 10.52 to the Registrant’s Annual Report on Form 10-K for the fiscal year ended September 27, 2003, filed on December 16, 2003, File No. 000-10815).

10.63.5	Fifth Amendment to Purchase and Sale Agreement with Joint Escrow Instructions dated as of November 18, 2003, by and between Registrant and AH Investors, LLC relating to the Purchase and Sale Agreement with Joint Escrow Instructions dated as of June 19, 2003, by and between Registrant and The Alamo Group, Inc. (incorporated by reference to Exhibit 10.53 to the Registrant’s Annual Report on Form 10-K for the fiscal year ended September 27, 2003, filed on December 16, 2003, File No. 000-10815).

10.63.5.1	First Amendment to Agreement Regarding Assets dated as of December 19, 2003, by and among the Registrant, AH Investors, LLC and TDH Investors, LLC relating to the Fifth Amendment to Purchase and Sale Agreement with Joint Escrow Instructions dated as of November 18, 2003, by and between the Registrant and AH Investors, LLC (incorporated by reference to Exhibit 10.56 to the Registrant’s Form 10-Q for the fiscal quarter ended December 27, 2003 filed on February 10, 2004, File No. 000-10815).

10.63.6	Sixth Amendment to Purchase and Sale Agreement with Joint Escrow Instructions dated as of December 19, 2003, by and between the Registrant and AH Investors, LLC relating to the Purchase and Sale Agreement with Joint Escrow Instructions dated as of June 19, 2003, by and between the Registrant and The Alamo Group, Inc. (incorporated by reference to Exhibit 10.57 to the Registrant’s Form 10-Q for the fiscal quarter ended December 27, 2003 filed on February 10, 2004, File No. 000-10815).

Exhibit No.	Description
10.63.7	Seventh Amendment to Purchase and Sale Agreement with Joint Escrow Instructions dated as of April 26, 2004, by and between the Registrant and AH Investors, LLC relating to the Purchase and Sale Agreement with Joint Escrow Instructions dated as of June 19, 2003, by and between the Registrant and The Alamo Group, Inc. (incorporated by reference to Exhibit 10.66 to the Registrant’s Form 10-Q for the fiscal quarter ended June 26, 2004 filed on August 3, 2004, File No. 000-10815).

10.64	Addendum to Purchase and Sale Agreement with Joint Escrow Instructions dated as of June 25, 2003, by and between Registrant and The Alamo Group, Inc. relating to the Purchase and Sale Agreement with Joint Escrow Instructions dated as of June 19, 2003, by and between Registrant and The Alamo Group, Inc. (incorporated by reference to Exhibit 10.48 to the Registrant’s Annual Report on Form 10-K for the fiscal year ended September 27, 2003, filed on December 16, 2003, File No. 000-10815).

10.65	Operating Agreement of AH Investors, LLC dated as of November 26, 2003, by and among AH Investors, LLC, Hall Portola, Inc. and Alamo Group VIII, LLC (incorporated by reference to Exhibit 10.54 to the Registrant’s Form 10-Q for the fiscal quarter ended December 27, 2003 filed on February 10, 2004, File No. 000-10815).

10.66	Operating Agreement of TDH Investors, LLC dated as of November 26, 2003, by and among TDH Investors, LLC, Hall Portola, Inc. and Alamo Group VIII, LLC (incorporated by reference to Exhibit 10.55 to the Registrant’s Form 10-Q for the fiscal quarter ended December 27, 2003 filed on February 10, 2004, File No. 000-10815).

10.67	Agreement of Settlement and Release dated as of September 28, 2007, by and among AH Investors, LLC, Passco Save, LLC, Unified Western Grocers, Inc. and Lomo, Inc. (incorporated by reference to Exhibit 10.58 to the Registrant’s Quarterly Report on Form 10-Q for the fiscal quarter ended December 29, 2007, filed on February 12, 2008).

10.67.1	First Amendment to Agreement of Settlement and Release dated as of December 28, 2007, by and among AH Investors, LLC, Passco Save, LLC, Unified Western Grocers, Inc. and Lomo, Inc. (incorporated by reference to Exhibit 10.58.1 to the Registrant’s Quarterly Report on Form 10-Q for the fiscal quarter ended December 29, 2007, filed on February 12, 2008).

10.68	First Amendment to Industrial Real Estate Lease Agreement by and between 3301 South Norfolk, LLC., as Landlord, and Unified Western Grocers, Inc., as assigned by Associated Grocers, Inc., as Tenant, under Industrial Real Estate Lease Agreement dated April 19, 2007 (incorporated by reference to Exhibit 10.68 to the Registrant’s Quarterly Report on Form 10-Q for the fiscal quarter ended April 3, 2010, filed on May 14, 2010).

10.69	Credit Agreement, dated as of October 8, 2010, by and among Unified Grocers, Inc., the lenders party thereto, and Wells Fargo Bank, National Association, as Administrative Agent (incorporated by reference to Exhibit 99.1 to the Registrant’s Current Report on Form 8-K, filed on October 13, 2010).

10.69.1*	First Amendment to Credit Agreement, dated as of November 12, 2010.

10.70	Security Agreement, dated as of October 8, 2010, by and among Unified Grocers, Inc., Crown Grocers, Inc., Market Centre, and Wells Fargo Bank, National Association, as Administrative Agent and Secured Party for the Beneficiaries (defined therein) (incorporated by reference to Exhibit 99.2 to the Registrant’s Current Report on Form 8-K, filed on October 13, 2010).

10.71	Subsidiary Guaranty, dated as of October 8, 2010, by and among Crown Grocers, Inc. and Market Centre, in favor of Wells Fargo Bank, National Association, as agent and representative of the Lenders and other Beneficiaries described therein (incorporated by reference to Exhibit 99.3 to the Registrant’s Current Report on Form 8-K, filed on October 13, 2010).

10.72	Loan and Security Agreement, dated as of September 24, 2010, by and among Grocers Capital Company, the lenders signatory thereto, and California Bank & Trust, as Arranger and Administrative Agent (incorporated by reference to Exhibit 99.4 to the Registrant’s Current Report on Form 8-K, filed on October 13, 2010).

Exhibit No.	Description

14	Code of Financial Ethics (incorporated by reference to Exhibit 14.1 to the Registrant’s Annual Report on Form 10-K for the fiscal year ended October 1, 2005, filed on December 21, 2005, File No. 000-10815).

21*	Subsidiaries of the Registrant.

31.1*	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2*	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1*	Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2*	Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*	Filed herein.
**	Management contract or compensatory plan or arrangement.
***	Confidential treatment was requested with respect to the omitted portions of this Exhibit, which portions have been filed separately with the Securities and Exchange Commission. Certain schedules were omitted in reliance upon Item 601(b)(2) of Regulation S-K. The Company agreed to furnish the SEC, supplementally, with a copy of any omitted schedule(s) upon request.

    (c) Financial Statement Schedule:

Schedule II—Valuation and Qualifying Accounts for the fiscal years ended October 2, 2010, October 3, 2009 and September 27, 2008.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

UNIFIED GROCERS, INC.

By	/S/ RICHARD J. MARTIN
Richard J. Martin
Executive Vice President, Finance & Administration and Chief Financial Officer (Duly Authorized Officer and Principal Financial and Accounting Officer)

Dated:    December 10, 2010

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

Signature	Title	Date

/s/ Alfred A. Plamann Alfred A. Plamann	President and Chief Executive Officer (Principal Executive Officer)	December 10, 2010

/s/ Richard J. Martin Richard J. Martin	Executive Vice President, Finance & Administration and Chief Financial Officer (Principal Financial and Accounting Officer)	December 10, 2010

/s/ Randall G. Scoville Randall G. Scoville	Vice President, Accounting and Chief Accounting Officer	December 10, 2010

/s/ Louis A. Amen Louis A. Amen	Director	December 10, 2010

/s/ John Berberian John Berberian	Director	December 10, 2010

Signature	Title	Date

/s/ Oscar Gonzalez Oscar Gonzalez	Director	December 10, 2010

/s/ Richard E. Goodspeed Richard E. Goodspeed	Director	December 10, 2010

/s/ Terry H. Halverson Terry H. Halverson	Director	December 10, 2010

/s/ Paul Kapioski Paul Kapioski	Director	December 10, 2010

/s/ Darioush Khaledi Darioush Khaledi	Director	December 10, 2010

/s/ Mark Kidd Mark Kidd	Director	December 10, 2010

/s/ John D. Lang John D. Lang	Director	December 10, 2010

/s/ Jay T. McCormack Jay T. McCormack	Director	December 10, 2010

/s/ John Najjar John Najjar	Director	December 10, 2010

Douglas A. Nidiffer	Director	December , 2010

/s/ Michael A. Provenzano, Jr. Michael A. Provenzano, Jr.	Director	December 10, 2010

/s/ Thomas S. Sayles Thomas S. Sayles	Director	December 10, 2010

/s/ Mimi R. Song Mimi R. Song	Director	December 10, 2010

/s/ Robert E. Stiles Robert E. Stiles	Director	December 10, 2010

/s/ Michael S. Trask Michael S. Trask	Director	December 10, 2010

/s/ Kenneth R. Tucker Kenneth Ray Tucker	Director	December 10, 2010

/s/ Richard L. Wright Richard L. Wright	Director	December 10, 2010

Schedule II

Valuation and Qualifying Accounts

For the Fiscal Years Ended October 2, 2010, October 3, 2009 and September 27, 2008

(dollars in thousands)
	Balance at Beginning of Period	Additions (Reductions) Charged (Credited) to Costs and Expense	Write-Offs(a)	Balance at end of Period
Year ended September 27, 2008:
Reserves and allowances deducted from asset accounts:
Allowance for uncollectible accounts and notes receivable	$2,117	$943	$(411)	$2,649

Year ended October 3, 2009:
Reserves and allowances deducted from asset accounts:
Allowance for uncollectible accounts and notes receivable	$2,649	$1,394	$(584)	$3,459

Year ended October 2, 2010:
Reserves and allowances deducted from asset accounts:
Allowance for uncollectible accounts and notes receivable	$3,459	$149	$(386)	$3,222

(a)	Accounts written off, net of recoveries.