Form 10-Q
period 2011-01-01
UNIFIED GROCERS, INC.
filed 2011-02-15
CIK 320431

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED JANUARY 1, 2011

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

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date. As of January 29, 2011, the number of shares outstanding was:

Class A: 163,800 shares; Class B: 429,967 shares; Class C: 15 shares; Class E: 251,808 shares

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS (UNAUDITED)

Unified Grocers, Inc. and Subsidiaries

Consolidated Condensed Balance Sheets – Unaudited

(dollars in thousands)

	January 1, 2011	October 2, 2010
Assets

Current assets:
Cash and cash equivalents	$7,554	$5,901
Accounts and current portion of notes receivable, net of allowances of $2,121 and $2,506 at January 1, 2011 and October 2, 2010, respectively	182,464	207,582
Inventories	235,492	253,932
Prepaid expenses and other current assets	10,753	11,460
Deferred income taxes	10,107	10,107

Total current assets	446,370	488,982
Properties and equipment, net	186,470	186,568
Investments	93,589	95,836
Notes receivable, less current portion and net of allowances of $688 and $716 at January 1, 2011 and October 2, 2010, respectively	14,433	11,586
Goodwill	38,997	38,997
Other assets, net	111,645	105,719

Total Assets	$891,504	$927,688

Liabilities and Shareholders’ Equity

Current liabilities:
Accounts payable	$178,272	$210,760
Accrued liabilities	62,572	67,247
Current portion of notes payable	3,571	2,706
Members’ deposits and estimated patronage dividends	14,056	14,024

Total current liabilities	258,471	294,737
Notes payable, less current portion	227,196	224,926
Long-term liabilities, other	214,220	211,962
Member and Non-Members’ deposits	8,632	8,593
Commitments and contingencies

Shareholders’ equity:
Class A Shares: 500,000 shares authorized, 163,800 and 168,350 shares outstanding at January 1, 2011 and October 2, 2010, respectively	30,394	31,200
Class B Shares: 2,000,000 shares authorized, 430,065 and 451,714 shares outstanding at January 1, 2011 and October 2, 2010, respectively	75,215	78,687
Class E Shares: 2,000,000 shares authorized, 251,808 shares outstanding at both January 1, 2011 and October 2, 2010	25,181	25,181
Retained earnings after elimination of accumulated deficit of $26,976 effective September 28, 2002 – allocated	78,407	78,113
Retained earnings – non-allocated	3,720	3,720

Total retained earnings	82,127	81,833
Receivable from sale of Class A Shares to Members	(1,556)	(1,744)
Accumulated other comprehensive loss	(28,376)	(27,687)

Total shareholders’ equity	182,985	187,470

Total Liabilities and Shareholders’ Equity	$891,504	$927,688

The accompanying notes are an integral part of these statements.

Unified Grocers, Inc. and Subsidiaries

Consolidated Condensed Statements of Earnings – Unaudited

(dollars in thousands)

	Thirteen Weeks Ended
	January 1, 2011	January 2, 2010
Net sales	$980,275	$999,838
Cost of sales	892,628	908,232
Distribution, selling and administrative expenses	75,657	78,078

Operating income	11,990	13,528
Interest expense	(3,237)	(2,826)

Earnings before estimated patronage dividends and income taxes	8,753	10,702
Estimated patronage dividends	(3,406)	(4,799)

Earnings before income taxes	5,347	5,903
Income taxes	(1,699)	(2,216)

Net earnings	$3,648	$3,687

The accompanying notes are an integral part of these statements.

Unified Grocers, Inc. and Subsidiaries

Consolidated Condensed Statements of Comprehensive Earnings – Unaudited

(dollars in thousands)

	Thirteen Weeks Ended
	January 1, 2011	January 2, 2010
Net earnings	$3,648	$3,687
Other comprehensive earnings, net of income taxes:
Unrealized net holding loss on investments	(689)	(410)

Comprehensive earnings	$2,959	$3,277

The accompanying notes are an integral part of these statements.

Unified Grocers, Inc. and Subsidiaries

Consolidated Condensed Statements of Cash Flows – Unaudited

(dollars in thousands)

	Thirteen Weeks Ended
	January 1, 2011	January 2, 2010
Cash flows from operating activities:
Net earnings	$3,648	$3,687
Adjustments to reconcile net earnings to net cash provided by operating activities:
Depreciation and amortization	6,098	6,250
Provision for doubtful accounts	141	352
Loss on sale of properties and equipment	—	60
(Increase) decrease in assets:
Accounts receivable	22,005	8,443
Inventories	18,440	24,416
Prepaid expenses and other current assets	707	276
Benefit plan assets	(1,626)	(1,874)
Increase (decrease) in liabilities:
Accounts payable	(32,903)	(26,970)
Accrued liabilities	(4,675)	242
Long-term liabilities, other	4,244	3,786

Net cash provided by operating activities	16,079	18,668

Cash flows from investing activities:
Purchases of properties and equipment	(3,803)	(1,360)
Purchases of securities and other investments	(40,025)	(5,182)
Proceeds from maturities or sales of securities and other investments	40,540	4,065
Origination of notes receivable	(1,669)	(1,267)
Collection of notes receivable	1,794	1,200
Proceeds from sales of properties and equipment	—	28
Increase in other assets	(4,439)	(1,989)

Net cash utilized by investing activities	(7,602)	(4,505)

Cash flows from financing activities:
Borrowings from long-term notes payable	4,200	25,000
Reduction of short-term notes payable	(51)	(121)
Reduction of long-term notes payable	(1,014)	(16,158)
Payment of deferred financing fees	(2,586)	(176)
Increase in Members’ deposits and estimated patronage dividends	32	470
Increase in Member and Non-Members’ deposits	39	1,196
Decrease in receivable from sale of Class A Shares to Members, net	188	296
Repurchase of shares from Members	(7,649)	(5,317)
Issuance of shares to Members	17	—

Net cash (utilized) provided by financing activities	(6,824)	5,190

Net increase in cash and cash equivalents	1,653	19,353
Cash and cash equivalents at beginning of period	5,901	10,942

Cash and cash equivalents at end of period	$7,554	$30,295

Supplemental disclosure of cash flow information:
Cash paid during the period for:
Interest	$3,008	$2,771
Income taxes	$3	$2,200

Supplemental disclosure of non-cash items:
Capital leases	$—	$39

The accompanying notes are an integral part of these statements.

Unified Grocers, Inc. and Subsidiaries

NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS (UNAUDITED)

1.     BASIS OF PRESENTATION

The consolidated condensed financial statements include the accounts of Unified Grocers, Inc. and all its subsidiaries (the “Company” or “Unified”). Inter-company transactions and accounts with subsidiaries have been eliminated. The interim financial statements included herein have been prepared by the Company without audit, pursuant to the rules and regulations promulgated by the Securities and Exchange Commission (the “SEC”). Certain information and note disclosures normally included in the financial statements prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”) have been omitted pursuant to SEC rules and regulations; nevertheless, management believes that the disclosures are adequate to make the information presented not misleading. These consolidated condensed financial statements should be read in conjunction with the audited financial statements and notes thereto included in the Company’s latest Annual Report on Form 10-K for the year ended October 2, 2010 filed with the SEC. The results of operations for the interim periods are not necessarily indicative of the results for the full year.

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

The Company’s banking arrangements allow the Company to fund outstanding checks when presented for payment to the financial institutions utilized by the Company for disbursements. This cash management practice frequently results in total issued checks exceeding the available cash balance at a single financial institution. The Company’s policy is to record its cash disbursement accounts with a cash book overdraft in accounts payable. At January 1, 2011 and October 2, 2010, the Company had book overdrafts of $47.0 million and $54.4 million, respectively, classified in accounts payable and included in cash provided by operating activities.

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

Concentration of credit risk.    The Company’s largest customer, Smart & Final, Inc., a Non-Member customer, and the ten largest Member and Non-Member customers (including Smart & Final, Inc.) constituted approximately 10% and 44%, respectively, of total net sales for the thirteen-week period ended January 1, 2011, and approximately 10% and 43%, respectively, of total net sales for the thirteen-week period ended January 2, 2010. The Company’s ten customers with the largest accounts receivable balances accounted for approximately 44% and 41% of total accounts receivable at January 1, 2011 and October 2, 2010, respectively. Management believes that receivables are well diversified, and the allowances for doubtful accounts are sufficient to absorb estimated losses.

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

The following table represents the Company’s financial instruments recorded at fair value and the hierarchy of those assets as of January 1, 2011:

(dollars in thousands)
	Level 1	Level 2	Level 3	Total
Money Market	$897	$—	$—	$897
Common Equity Securities	9,748	—	—	9,748
Mutual Funds	11,990	—	—	11,990
Corporate Securities	—	24,830	—	24,830
Government Securities	9,229	33,454	—	42,683
Municipal Securities	—	2,840	—	2,840

Total	$31,864	$61,124	$—	$92,988

Money market funds are valued based on quoted prices in active markets (Level 1 inputs) and are included in cash and cash equivalents in the Company’s consolidated condensed balance sheets. Common equity securities and mutual funds are valued based on information received from a third party. These assets are valued based on quoted prices in active markets (Level 1 inputs). As of January 1, 2011, $9.7 million of common equity securities are included in investments and $12.0 million of mutual funds are included in other assets in the Company’s consolidated condensed balance sheets. Corporate securities, consisting of high quality investment grade corporate bonds, and government and municipal securities, consisting of U.S. government and agency obligations, U.S. government treasury securities and U.S. state and municipal bonds, are held by two of our insurance subsidiaries to fund loss reserves. These assets are valued based on information received from a third party pricing service. For assets traded in active markets, the assets are valued at quoted bond market prices (Level 1 inputs). For assets traded in inactive markets, the service’s pricing methodology uses observable inputs (such as bid/ask quotes) for identical or similar assets. Assets considered to be similar will have similar characteristics, such as: duration, volatility, prepayment speed, interest rates, yield curves, and/or risk profile and other market corroborated inputs (Level 2 inputs). The Company determines the classification of financial asset groups within the fair value hierarchy based on the lowest level of input into each group’s asset valuation. The financial instruments included in the preceding table, other than money market funds and mutual funds discussed above, are included in investments in the Company’s consolidated condensed balance sheets at January 1, 2011.

The Company did not have any transfers into and out of Levels 1 and 2 during the first quarter ended January 1, 2011. Since the Company does not own any Level 3 financial instruments, the adoption of the requirement pursuant to Accounting Standards Update No. 2010-06, “Improving Disclosures About Fair Value Measurements,” to separate disclosures on a gross basis about purchases, sales, issuances, and settlements relating to Level 3 measurements (adoption not required until the Company’s fiscal year-end 2012) is not expected to have an impact on the Company’s consolidated financial statements.

Notes payable.    The fair values of borrowings under the Company’s revolving credit facility are estimated to approximate their carrying amounts due to the short maturities of those obligations. The fair values for other notes payable are based primarily on rates currently available to the Company for debt with similar terms and remaining maturities.

The fair value of notes payable, excluding capital leases, was $240.0 million and $237.3 million compared to their carrying value of $230.5 million and $227.3 million at January 1, 2011 and October 2, 2010, respectively.

The methods and assumptions used to estimate the fair values of the Company’s financial instruments at January 1, 2011 and October 2, 2010 were based on estimates of market conditions, estimates using present value and risks existing at that time. These values represent an approximation of possible value and may never actually be realized.

3.     INVESTMENTS

The amortized cost and fair value of investments are as follows:

(dollars in thousands)
January 1, 2011	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Available for sale securities:
Fixed maturity securities:
U.S. Treasury securities and obligations of U.S. government corporations and agencies	$41,064	$1,987	$(368)	$42,683
Municipal securities	2,922	5	(87)	2,840
Corporate securities	24,418	780	(368)	24,830

Total fixed maturity securities	68,404	2,772	(823)	70,353
Equity securities	9,036	726	(14)	9,748

Total available for sale securities	$77,440	$3,498	$(837)	80,101

Common stock, at cost				13,488

Total Investments				$93,589

(dollars in thousands)
October 2, 2010	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Available for sale securities:
Fixed maturity securities:
U.S. Treasury securities and obligations of U.S. government corporations and agencies	$50,006	$2,623	$—	$52,629
Municipal securities	2,728	177	(11)	2,894
Corporate securities	17,158	1,316	(17)	18,457

Total fixed maturity securities	69,892	4,116	(28)	73,980
Equity securities	8,095	284	(11)	8,368

Total available for sale securities	$77,987	$4,400	$(39)	82,348

Common stock, at cost				13,488

Total Investments				$95,836

During the interim period ended January 1, 2011 and the fiscal year ended October 2, 2010, the Company did not hold any trading or held-to-maturity securities.

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

Unrealized losses on the Company’s investments in fixed maturity securities and equity securities were caused by interest rate increases rather than credit quality. Because the Company’s insurance subsidiaries do not intend to sell, nor do they have or anticipate having a regulatory requirement to sell these investments until recovery of fair value, which may be upon maturity, the Company does not consider these investments to be other-than-temporarily impaired at January 1, 2011.

The table below illustrates the length of time available for sale fixed maturity securities and equity securities, not deemed to be other-than-temporarily impaired, have been in a continuous unrealized loss position at January 1, 2011:

(dollars in thousands)	Less than 12 Months		12 Months or Greater		Total
Description of Securities	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
U.S. Treasury securities and U.S. Government obligations	$8,903	$368	$—	$—	$8,903	$368
Municipal securities	1,697	87	—	—	1,697	87
Corporate debt securities	12,424	368	—	—	12,424	368
Equity securities	556	14	—	—	556	14

Total Investments	$23,580	$837	$—	$—	$23,580	$837

Available for sale fixed maturity securities are due as follows:

(dollars in thousands)
January 1, 2011	Amortized Cost	Fair Value
Due in one year or less	$2,024	$2,052
Due after one year through five years	15,092	15,532
Due after five years through ten years	20,193	20,210
Due after ten years	31,095	32,559

	$68,404	$70,353

(dollars in thousands)
October 2, 2010	Amortized Cost	Fair Value
Due in one year or less	$16,710	$16,727
Due after one year through five years	9,801	10,572
Due after five years through ten years	9,304	10,153
Due after ten years	34,077	36,528

	$69,892	$73,980

Expected maturities will differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties. Corporate mortgage-backed securities are shown as being due at their average expected maturity dates.

Amounts reported as “due in one year or less” are included in long-term investments, as the Company’s insurance subsidiaries are required to maintain investments in support of regulatory deposit requirements. Hence, investments with maturities less than one year maintained in support of this long-term commitment are generally sold to repurchase investments with longer maturities. As these investments continue to support a long-term commitment obligation related to insurance reserves, the Company classifies such amounts as long-term. At

January 1, 2011 and October 2, 2010, the long-term portion of the related insurance reserves of $37.3 million and $37.6 million, respectively, are included in long-term liabilities, other in the Company’s consolidated condensed balance sheets.

Investments carried at fair values of $40.6 million and $41.4 million at January 1, 2011 and October 2, 2010 (which include $0.3 million and $0.4 million recorded in cash and cash equivalents), respectively, are maintained in support of regulatory deposit requirements ($36.6 million and $36.6 million in direct deposit of securities at January 1, 2011 and October 2, 2010, respectively) in compliance with statutory regulations. Investments with fair values of $6.8 million and $7.0 million at January 1, 2011 and October 2, 2010 (which include $0.1 million and $0.1 million recorded in cash and cash equivalents), respectively, are on deposit with regulatory authorities in compliance with statutory regulations. Investments with fair values of $0.8 million and $2.2 million at January 1, 2011 and October 2, 2010 (which include $0.2 million and $0.2 million recorded in cash and cash equivalents), respectively, are on deposit in compliance with collateral requirements on reinsurance arrangements.

Net investment income is summarized as follows:

(dollars in thousands)
	Thirteen Weeks Ended
	January 1, 2011	January 2, 2010
Fixed maturity securities	$1,088	$970
Equity securities	394	—
Cash and cash equivalents	1	—

	1,483	970
Less: investment expenses	(77)	(72)

	$1,406	$898

Equity securities held by the Company that do not have readily determinable fair values are accounted for using the cost or equity methods of accounting. The Company evaluated its investments in equity securities for impairment as of January 1, 2011, and the Company did not consider any of these equity securities to be impaired.

The Company held investments in Western Family Holding Company (“Western Family”) common stock of $9.4 million at both January 1, 2011 and October 2, 2010. Western Family is a private cooperative located in Oregon from which the Company purchases food and general merchandise products. The investment represents approximately a 20% ownership interest at both January 1, 2011 and October 2, 2010. The Company’s ownership percentage in Western Family is based, in part, on the volume of purchases transacted with Western Family. The investment is accounted for using the equity method of accounting.

The Company’s wholly-owned finance subsidiary, Grocers Capital Company (“GCC”), has an investment in National Consumer Cooperative Bank (“NCB”), which operates as a cooperative and therefore its borrowers are required to own its Class B common stock. The investment in the Class B common stock of NCB aggregated $4.1 million at both January 1, 2011 and October 2, 2010. For the fiscal period ended January 1, 2011 and the fiscal year ended October 2, 2010, no cash dividend income was received.

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

Management identifies segments based on the information monitored by the Company’s chief operating decision-makers to manage the business and, accordingly, has identified the following two reportable segments:

•

The Wholesale Distribution segment includes the results of operations from the sale of groceries and general merchandise products to both Members and Non-Members, including a broad range of branded and corporate brand products in nearly all the categories found in a typical supermarket, including dry grocery, frozen food, deli, meat, dairy, eggs, produce, bakery, ethnic, gourmet, specialty foods, natural & organic products, and general merchandise and health and beauty care products. Support services (other than insurance and financing), including promotional planning, retail technology, equipment purchasing services and real estate services, are reported in our Wholesale Distribution segment. As of, and for the thirteen weeks ended, January 1, 2011, the Wholesale Distribution segment collectively represents approximately 99% of the Company’s total net sales and 85% of total assets.

Non-perishable products consist primarily of dry grocery, frozen food, deli, ethnic, gourmet, specialty foods, natural & organic products, general merchandise and health and beauty care. They also include (1) retail support services and (2) products and shipping services provided to Non-Member customers through Unified International, Inc. Perishable products consist primarily of service deli, service bakery, meat, eggs, produce, bakery, and dairy. Net sales within the Wholesale Distribution segment include $700.9 million and $726.6 million, or 71.8% and 73.0% of total Wholesale Distribution segment net sales for the thirteen weeks ended January 1, 2011 and January 2, 2010, respectively, attributable to sales of non-perishable products, and $275.6 million and $269.1 million, or 28.2% and 27.0% of total Wholesale Distribution segment net sales for the thirteen weeks ended January 1, 2011 and January 2, 2010, respectively, attributable to sales of perishable products. Wholesale Distribution segment net sales also include revenues attributable to the Company’s retail support services, which comprise less than 1% of total Wholesale Distribution segment net sales, for each of the foregoing respective periods.

•

The Insurance segment includes the results of operations for the Company’s three insurance subsidiaries (Unified Grocers Insurance Services, Springfield Insurance Company and Springfield Insurance Company, Ltd.). These subsidiaries provide insurance and insurance-related products, including workers’ compensation and liability insurance policies, to both the Company and its Member and Non-Member customers. Unified Grocers Insurance Services is an insurance agency that places business with insurance carriers, both non-affiliated and Springfield Insurance Company. Springfield Insurance Company, Ltd. is a captive re-insurer for Springfield Insurance Company. Unified Grocers Insurance Services is a licensed insurance agency in Alaska, Arizona, California, Idaho, New Mexico, Nevada, Oregon, Texas, Washington and Utah. Springfield Insurance Company is a licensed insurance carrier in Arizona, California, Colorado, Idaho, Montana, New Mexico, Nevada, Oregon, Texas, Washington, Wyoming and Utah. Springfield Insurance Company, Ltd. is a licensed insurance carrier in the Commonwealth of Bermuda. As of, and for the thirteen weeks ended, January 1, 2011, the Company’s Insurance segment collectively accounts for approximately 1% of the Company’s total net sales and 12% of total assets.

The “All Other” category includes the results of operations for the Company’s other support businesses, including its finance subsidiary, whose services are provided to a common customer base, none of which individually meets the quantitative thresholds of a reportable segment. As of, and for the thirteen weeks ended, January 1, 2011, the “All Other” category collectively accounts for less than 1% of the Company’s total net sales and 3% of total assets.

Information about the Company’s operating segments is summarized below.

(dollars in thousands)
	Thirteen Weeks Ended
	January 1, 2011	January 2, 2010
Net sales
Wholesale distribution	$976,805	$996,192
Insurance	6,618	7,018
All other	242	235
Inter-segment eliminations	(3,390)	(3,607)

Total net sales	$980,275	$999,838

Operating income
Wholesale distribution	$10,772	$12,649
Insurance	1,228	892
All other	(10)	(13)

Total operating income	11,990	13,528

Interest expense	(3,237)	(2,826)
Estimated patronage dividends	(3,406)	(4,799)
Income taxes	(1,699)	(2,216)

Net earnings	$3,648	$3,687

Depreciation and amortization
Wholesale distribution	$6,003	$6,233
Insurance	80	15
All other	15	2

Total depreciation and amortization	$6,098	$6,250

Capital expenditures
Wholesale distribution	$3,787	$1,360
Insurance	16	—
All other	—	—

Total capital expenditures	$3,803	$1,360

Identifiable assets at January 1, 2011 and January 2, 2010
Wholesale distribution	$761,298	$776,077
Insurance	108,266	103,939
All other	21,940	19,174

Total identifiable assets	$891,504	$899,190

5.     SHAREHOLDERS’ EQUITY

During the thirteen-week period ended January 1, 2011, the Company redeemed 4,550 Class A Shares with a redemption value of $1.3 million. The Company also issued 58 Class B Shares with an issue value of $16 thousand and redeemed 21,707 Class B Shares with a redemption value of $6.3 million during the thirteen-week period ended January 1, 2011.

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

The Company also sponsors an Executive Salary Protection Plan (“ESPP”) that provides supplemental post-termination retirement income based on each participant’s salary and years of service as an officer of the Company. Funds are held in a rabbi trust for the ESPP consisting primarily of life insurance policies reported at cash surrender value and mutual fund assets consisting of various publicly-traded mutual funds reported at estimated fair value based on quoted market prices. In accordance with ASC Topic 710, “Compensation – General,” the assets and liabilities of a rabbi trust must be accounted for as if they are assets and liabilities of the Company. In addition, all earnings and expenses of the rabbi trust are reported in the Company’s consolidated condensed statement of earnings. The cash surrender value of such life insurance policies aggregated $17.3 million and $15.9 million at January 1, 2011 and October 2, 2010, respectively, and are included in other assets in the Company’s consolidated condensed balance sheets. Mutual funds reported at their estimated fair value of $12.0 million and $11.1 million at January 1, 2011 and October 2, 2010, respectively, are included in other assets in the Company’s consolidated condensed balance sheets. The related accrued benefit cost (representing the Company’s benefit obligation to participants) of $35.8 million and $33.9 million at January 1, 2011 and October 2, 2010, respectively, is recorded in long-term liabilities, other in the Company’s consolidated condensed balance sheets. The assets held in the rabbi trust are not available for general corporate purposes. The rabbi trust is subject to creditor claims in the event of insolvency. The trust assets are excluded from ESPP plan assets as they do not qualify as plan assets under ASC Topic 715, “Compensation – Retirement Benefits” (“ASC Topic 715”).

The Company sponsors other postretirement benefit plans that provide certain medical coverage to retired non-union employees and provide unused sick leave benefits for certain eligible non-union and union employees. Those plans are not funded.

The components of net periodic cost for pension and other postretirement benefits for the respective thirteen weeks ended January 1, 2011 and January 2, 2010 consist of the following:

(dollars in thousands)
	Pension Benefits		Other Postretirement Benefits
	Thirteen Weeks Ended		Thirteen Weeks Ended
	January 1, 2011	January 2, 2010	January 1, 2011	January 2, 2010
Service cost	$1,925	$1,705	$470	$433
Interest cost	2,972	2,990	638	659
Expected return on plan assets	(3,100)	(2,747)	—	—
Amortization of prior service cost (credit)	56	63	(118)	(118)
Recognized actuarial loss (gain)	995	878	(33)	(67)

Net periodic cost	$2,848	$2,889	$957	$907

The Company’s funding policy is to make contributions to the Unified Cash Balance Plan in amounts that are at least sufficient to meet the minimum funding requirements of applicable laws and regulations, but no more than amounts deductible for federal income tax purposes. The Company expects to make estimated contributions to the Unified Cash Balance Plan totaling $12.9 million during fiscal 2011, which is comprised of $5.1 million for the 2011 plan year and $7.8 million for the 2010 plan year. At its discretion, the Company may contribute in excess of these amounts. Additional contributions, if any, will be based, in part, on future actuarial funding calculations and the performance of plan investments. The Company contributed zero and $1.6 million to the Unified Cash Balance Plan during the thirteen weeks ended January 1, 2011 for the 2011 and 2010 plan years, respectively.

Additionally, at the beginning of fiscal 2011, the Company expected to contribute $0.2 million to the ESPP to fund projected benefit payments to participants for the 2011 plan year. The Company made no contributions to the ESPP during the thirteen weeks ended January 1, 2011 to fund benefit payments to participants for the 2011 plan year.

During fiscal year 2010, comprehensive health care reform legislation under the Patient Protection and Affordable Care Act (HR 3590) and the Health Care Education and Affordability Reconciliation Act (HR 4872) (collectively, the “Acts”) was passed and signed into law. The Acts contain provisions that could impact the Company’s accounting for retiree medical benefits in future periods. However, the extent of that impact, if any, cannot be determined until regulations are promulgated under the Acts and additional interpretations of the Acts become available. Elements of the Acts, the impact of which are currently not determinable, include the elimination of lifetime limits on retiree medical coverage and reduction of the existing insurance coverage gap for prescription drug benefits that are actuarially equivalent to benefits available to retirees under the Medicare Prescription Drug, Improvement and Modernization Act of 2003 (the “Prescription Drug Act”). The Prescription Drug Act provided for a federal subsidy to plan sponsors who provide a prescription drug benefit that is at least actuarially equivalent to Medicare Part D. Included among the major provisions of the Acts is the elimination of the tax deduction for expenses reimbursed through the federal subsidy. The Company sponsors prescription drug benefits to retirees through a third-party insured waiver program; therefore, the Company does not receive a subsidy under Medicare Part D, and does not have any related deferred tax assets. As such, the change mandated under this portion of the Acts did not impact the Company in fiscal 2010 and is not expected to impact the Company in future periods. The Company will continue to assess the accounting implications of the Acts as related regulations and interpretations of the Acts become available. In addition, the Company may consider plan amendments in future periods that may have accounting implications.

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

A supply agreement with a Member affiliated with a director of the Company became effective on October 3, 2010. The agreement will expire in the Company’s fiscal year 2015.

As of the date of this report, other than noted above, there have been no material changes to the related party transactions disclosed in Note 19 to “Notes to Consolidated Financial Statements” in Part II, Item 8. “Financial Statements and Supplementary Data” of the Company’s Annual Report on Form 10-K for the year ended October 2, 2010.

9.     RECENTLY ADOPTED AND RECENTLY ISSUED ACCOUNTING PRONOUNCEMENTS

In December 2010, the FASB issued Accounting Standards Update (“ASU”) No. 2010-28, “When to Perform Step 2 of the Goodwill Impairment Test for Reporting Units with Zero or Negative Carrying Amounts (a consensus of the FASB Emerging Issues Task Force)” (“ASU No. 2010-28”). ASU No. 2010-28 addresses how companies should test for goodwill impairment when the book value of a reporting entity is zero or negative. For reporting units with zero or negative carrying amounts, an entity is required to perform Step 2 of the goodwill impairment test if it is more likely than not that a goodwill impairment exists. ASU No. 2010-28 is effective for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2010. Accordingly, the Company will adopt ASU No. 2010-28 commencing in the first quarter of fiscal 2012. The adoption of ASU No. 2010-28 is not expected to have an impact on the Company’s consolidated condensed financial statements.

In October 2010, the FASB issued ASU No. 2010-26, “Financial Services – Insurance (Topic 944): Accounting for Costs Associated with Acquiring or Renewing Insurance Contracts (a consensus of the FASB Emerging Issues Task Force)” (“ASU No. 2010-26”). ASU No. 2010-26 addresses the diversity in practice regarding the interpretation of which costs relating to the acquisition of new or renewal insurance contracts qualify for deferral. ASU No. 2010-26 is effective for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2011. The amendments in ASU No. 2010-26 are to be applied prospectively upon adoption. Retrospective application to all prior periods presented upon the date of adoption also is permitted, but not required. Accordingly, the Company will adopt ASU No. 2010-26 commencing in the first quarter of fiscal 2013. The Company is currently assessing the impact this standard may have on its consolidated condensed financial statements.

In July 2010, the FASB issued ASU No. 2010-20, “Disclosures about the Credit Quality of Financing Receivables and the Allowance for Credit Losses” (“ASU No. 2010-20”). ASU No. 2010-20 amends ASC Topic 310-10-50, “Receivables – Overall – Disclosure,” by requiring that more information be disclosed to facilitate financial statement users’ evaluation of (i) the nature of credit risk inherent in an entity’s portfolio of financing receivables, (ii) how that risk is analyzed and assessed in arriving at the allowance for credit losses, and (iii) the changes and reasons for those changes in the allowance for credit losses. The amendments in ASU No. 2010-20 affect all entities with financing receivables, excluding short-term trade accounts receivable or receivables measured at fair value or lower of cost or fair value. A company will need to disaggregate new and existing disclosure based on how it develops its allowance for credit losses related to financing receivables and how it manages credit exposures. Disclosures must be disaggregated by portfolio segment, the level at which an entity develops and documents a systematic method for determining its allowance for credit losses, and class of financing receivable, which is generally a disaggregation of portfolio segment. The required disclosures include, among other things, a rollforward of the allowance for credit losses as well as information about modified, impaired, non-accrual and past due loans and credit quality indicators. For public entities, ASU No. 2010-20 requires certain disclosures as of the end of a reporting period effective for periods ending on or after December 15, 2010. Other required disclosures about activity that occurs during a reporting period are effective for periods beginning on or after December 15, 2010. In January 2011, the FASB issued ASU No. 2011-01, “Deferral of the Effective Date of Disclosures about Troubled Debt Restructurings in Update No. 2010-20” (“ASU No. 2011-01”). Amendments in ASU No. 2011-01 temporarily delay the effective date of disclosures about troubled debt restructurings included in ASU No. 2010-20 for public entities to be effective for interim and annual periods ending after June 15, 2011. This amendment does not defer the effective date of the other disclosure requirements in ASU No. 2010-20.

Accordingly, the Company adopted the provision of ASU No. 2010-20 pertaining to certain required disclosures as of the end of a reporting period in its first quarter of fiscal 2011. With the exception of certain disclosures relative to the development of GCC’s allowance for credit losses related to financing receivables and how GCC manages credit exposures that will be provided for the Company’s fiscal year-end 2011, the adoption of this portion of ASU No. 2010-20 did not have an impact on the Company’s consolidated condensed financial statements and interim reporting disclosures. The Company will adopt other required disclosures about activity that occurs during a reporting period effective beginning with its second quarter of fiscal 2011. With the exception of certain disclosures relative to GCC’s financing receivables to be provided for the Company’s fiscal year-end 2011, the adoption of this portion of ASU No. 2010-20 is not expected to have an impact on the Company’s consolidated condensed financial statements and interim reporting disclosures. The Company will adopt the requirements of ASU No. 2010-20 pertaining to disclosures about troubled debt restructurings (as amended by ASU No. 2011-01) effective beginning with its third quarter of fiscal 2011. The adoption of this portion of ASU No. 2010-20 is not expected to have an impact on the Company’s consolidated condensed financial statements.

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

Accordingly, the Company adopted ASU No. 2010-06 in its second quarter of fiscal year-end 2010, except for the requirement to provide separate disclosures about purchases, sales, issuances, and settlements relating to Level 3 measurements, which will be adopted for the Company’s fiscal year-end 2012. Since the Company continues to have no transfers into and out of Levels 1 and 2, the requirements of ASU No. 2010-06 did not have an impact on the Company’s consolidated condensed financial statements. Similarly, since the Company does not own any Level 3 financial instruments, the adoption of this portion of ASU No. 2010-06 for fiscal year-end 2012 is not expected to have an impact on the Company’s consolidated financial statements.

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

We do business primarily with those customers that have been accepted as Members. Members are required to meet specific capitalization requirements, which include capital stock ownership in the Company and may include required cash deposits. Customers who purchase less than $1 million annually from the Company would not generally be considered for membership, while customers who purchase over $3 million annually are typically required to become Members. See “Member Investments and Patronage Dividends” discussed in Part II, Item 7 of the Company’s Annual Report on Form 10-K for the year ended October 2, 2010 for additional information. Additionally, see “DESCRIPTION OF DEPOSIT ACCOUNTS” included in the Company’s Post-Effective Amendment No. 2 to Registration Statement on Form S-1 filed on January 12, 2011, with respect to the Company’s offering of Partially Subordinated Patrons’ Deposit Accounts for further information. The membership requirements, including purchase and capitalization requirements, may be modified at any time at the discretion of the Company’s Board of Directors (the “Board”).

We distribute the earnings from patronage activities conducted with our Members, excluding subsidiaries (“Patronage Business”), in the form of patronage dividends. Patronage dividends consist of the patronage earnings from our three patronage earnings divisions: the California Dairy Division, the Pacific Northwest Dairy Division and the Cooperative Division. See Part I, Item 1. “Business – Company Structure and Organization – Wholesale Business – Wholesale Distribution” of the Company’s Annual Report on Form 10-K for the year ended October 2, 2010 for additional discussion. An entity that does not meet Member purchase requirements or does not desire to become a Member may conduct business with us as a Non-Member customer on a non-patronage basis. We retain the earnings from our subsidiaries and from business conducted with Non-Members (collectively, “Non-Patronage Business”).

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

We began to review the overall logistics model for the Pacific Northwest region during the last three fiscal years. The need to develop a new comprehensive logistics model was predicated on the fact that the lease on the main warehouse and office complex in Seattle was short-term in nature and the configuration of this complex is not optimum. The objective of the review was to determine the size, configuration and location(s) for a distribution facility (facilities) in the Pacific Northwest to best serve our customers in the region. We completed our review and have determined the appropriate facility size and configuration. We have extended our lease on our current Seattle location through April 30, 2018 (see “Contractual Obligations and Commercial Commitments” for additional discussion) and are currently in the process of identifying and selecting the appropriate location(s) to utilize upon the expiration of the current lease.

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

Economic Factors

During the thirteen weeks ended January 1, 2011, our sales declined, in part, due to the effects of low consumer confidence and high unemployment caused by the current economic climate and credit market turmoil that have negatively impacted consumer spending and resulted in consumers buying more cautiously than in previous years. Job losses have also caused greater demographic shifts that can change the composition of consumers and their related product focus in a given marketplace.

We are impacted by changes in the overall economic environment. An inflationary or deflationary economic period could impact the Company’s operating income in a variety of areas, including, but not limited to, sales, cost of sales, employee wages, benefits and workers’ compensation insurance, as well as energy and fuel costs. We typically experience significant volatility in the cost of certain commodities, the cost of ingredients for our manufactured breads and processed fluid milk, and the cost of packaged goods purchased from other manufacturers. Our pricing programs are designed to pass these costs on to our customers; however, we may not always be able to pass such changes to customers on a timely basis. Any delay may result in a less than full recovery of price increases. It is also difficult to predict the effect that possible future purchased or manufactured product cost decreases might have on our profitability. The effect of deflation in purchased or manufactured product costs would depend on the extent to which we had to lower selling prices of our products to respond to sales price competition in the market. Consequently, it is difficult for us to accurately predict the impact that inflation or deflation might have on our operations.

External factors continue to drive volatility in costs associated with fuel. Our pricing includes a fuel surcharge on product shipments to recover fuel costs over a specified index. When fuel costs differ from a specified index, pricing adjustments will be passed on to our customers. The surcharge is reviewed monthly and adjusted when appropriate.

Additionally, wage increases occur as a result of negotiated labor contracts and adjustments for non-represented employees. Wage increases primarily occur in September for negotiated labor contracts. Wage increases for non-represented employees typically occur in December. However, most non-represented employees did not receive wage increases in December 2009. Wage increases for most non-represented employees were reinstituted in January 2011, reflecting a traditional annual increase. We continually focus attention on initiatives aimed at improving business processes and managing costs.

The majority of Unified’s investments (approximately 86%) are held by two of our insurance subsidiaries, and include U.S. government and agency obligations, high quality investment grade corporate bonds, U.S. government treasury securities, U.S. state and municipal securities, and common equity securities. These investments, excluding the common equity securities, are generally not actively traded and are valued based upon inputs including quoted prices for identical or similar assets. Collectively, the estimated fair value or market value of these investments continued to exceed their cost during the thirteen weeks ended January 1, 2011. Approximately 10% of our investments are held by our Wholesale Distribution segment, which consists primarily of Western Family Holding Company (“Western Family”) common stock. Western Family is a private cooperative located in Oregon from which Unified purchases food and general merchandise products. Approximately 4% of our investments are held by our other support businesses and consists of an investment by the Company’s wholly-owned finance subsidiary in National Consumer Cooperative Bank (“NCB”). NCB operates as a cooperative and therefore its borrowers are required to own its Class B stock.

The Company invests in life insurance policies (reported at cash surrender value) and various publicly-traded mutual funds (reported at estimated fair value based on quoted market prices) to fund obligations pursuant to its Executive Salary Protection Plan (see Note 13 of Notes to Consolidated Financial Statements in Part II, Item 8. “Financial Statements and Supplementary Data” of the Company’s Annual Report on Form 10-K for the year ended October 2, 2010 for additional discussion). Life insurance and mutual fund assets with values tied to the equity markets are impacted by overall market conditions. During the thirteen weeks ended January 1, 2011, net earnings and net comprehensive earnings experienced an increase corresponding to the increase in life insurance and mutual fund assets, respectively.

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

The Company is in the process of rolling-out a Proof of Delivery application throughout its private transportation fleet. The new mobile application is expected to improve the accuracy of the delivery process. At the heart of the application is a mobile hand-held computer that tracks the driver’s actions throughout the day. This fully electronic solution replaces the need for existing paper documents and provides real time information on service level and delivery performance.

We provide our customers with network connectivity, data exchange, and a portfolio of applications. We continue to enhance these products and services to allow the retailer to easily and efficiently strengthen their business application functionality and comply with new regulations. Most of these offerings are provided under a subscription model allowing our retailers to utilize these systems without high up-front costs. Unified’s Retail Technology team fully supports these products, eliminating the need for retail-level Information Services personnel to manage these systems. In the difficult business environment and economic conditions our retailers have been facing, this approach has been helpful in promoting their success. During fiscal 2010, we also improved cardholder security on our ReadyPay system by moving to a web-based service model that removes cardholder data access from the retailer and makes Payment Card Industry (“PCI”) compliance more easily achievable. We also completed a major rollout of PCI Personal Identification Number Encryption Devices to all required ReadyPay locations.

Sales Activities and Recent Developments

We experienced an overall net sales decrease of $19.6 million, or 2.0%, to $980.3 million for the thirteen weeks ended January 1, 2011 (the “2011 Period”) as compared to $999.9 million for the thirteen weeks ended January 2, 2010 (the “2010 Period”). Our net sales for the Wholesale Distribution segment decreased $19.4 million, or 1.95%, for the comparable 2011 and 2010 Periods due to the general decline in economic conditions. Net sales in our Insurance segment decreased $0.2 million for the comparable thirteen-week periods.

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

	Thirteen Weeks Ended		% Change Thirteen Weeks
Fiscal Period Ended	January 1, 2011	January 2, 2010
Net sales	100.0%	100.0%	(2.0)%
Cost of sales	91.1	90.8	(1.7)
Distribution, selling and administrative expenses	7.7	7.8	(3.1)
Operating income	1.2	1.4	(11.4)
Interest expense	(0.3)	(0.3)	14.5
Estimated patronage dividends	(0.3)	(0.5)	(29.0)
Income taxes	(0.2)	(0.2)	(23.3)
Net earnings	0.4%	0.4%	(1.1)%

THIRTEEN-WEEK PERIOD ENDED JANUARY 1, 2011 (“2011 PERIOD”) COMPARED TO THE THIRTEEN-WEEK PERIOD ENDED JANUARY 2, 2010 (“2010 PERIOD”)

Overview of the 2011 Period.    Our consolidated operating income decreased $1.5 million to $12.0 million in the 2011 Period compared to $13.5 million in the 2010 Period.

The overall decrease in operating income is summarized in our operating segments and other business activities as follows:

•

Wholesale Distribution Segment:    The Wholesale Distribution segment’s operating income decreased $1.8 million to $10.8 million in the 2011 Period compared to $12.6 million in the 2010 Period. This decrease in earnings was primarily due to the decline in net sales.

•

Insurance Segment:    Operating income increased $0.3 million in our Insurance segment to $1.2 million in the 2011 Period compared to $0.9 million in the 2010 Period. The improvement is primarily due to higher realized gains from the sale of investments.

•	All Other: Operating income was insignificant for the 2011 and 2010 Periods. All Other business activities primarily consist of activities conducted through our finance subsidiary.

The following tables summarize the performance of each business segment for the 2011 and 2010 Periods.

Wholesale Distribution Segment

(dollars in thousands)

	Thirteen Weeks Ended January 1, 2011		Thirteen Weeks Ended January 2, 2010
	Amounts in 000’s	Percent to Net Sales	Amounts in 000’s	Percent to Net Sales	Difference
Gross sales	$976,805	—	$996,192	—	$(19,387)
Inter-segment eliminations	—	—	—	—	—

Net sales	976,805	100.0%	996,192	100.0%	(19,387)
Cost of sales	892,358	91.4	907,278	91.0	(14,920)
Distribution, selling and administrative expenses	73,675	7.5	76,265	7.7	(2,590)

Operating income	$10,772	1.1%	$12,649	1.3%	$(1,877)

Insurance Segment

(dollars in thousands)

	Thirteen Weeks Ended January 1, 2011		Thirteen Weeks Ended January 2, 2010
	Amounts in 000’s	Percent to Net Sales	Amounts in 000’s	Percent to Net Sales	Difference
Gross sales – premiums earned and investment income	$6,618	—	$7,018	—	$(400)
Inter-segment eliminations	(3,326)	—	(3,535)	—	209

Net sales – premiums earned and investment income	3,292	100.0%	3,483	100.0%	(191)
Cost of sales – underwriting expenses	270	8.2	954	27.4	(684)
Selling and administrative expenses	1,794	54.5	1,637	47.0	157

Operating income	$1,228	37.3%	$892	25.6%	$336

All Other

(dollars in thousands)

	Thirteen Weeks Ended January 1, 2011		Thirteen Weeks Ended January 2, 2010
	Amounts in 000’s	Percent to Net Sales	Amounts in 000’s	Percent to Net Sales	Difference
Gross sales	$242	—	$235	—	$7
Inter-segment eliminations	(64)	—	(72)	—	8

Net sales	178	100.0%	163	100.0%	15
Selling and administrative expenses	188	105.6	176	108.0	12

Operating loss	$(10)	(5.6)%	$(13)	(8.0)%	$3

Net sales.    Consolidated net sales decreased $19.6 million, or 2.0%, to $980.3 million in the 2011 Period compared to $999.9 million for the 2010 Period. Factors impacting net sales are as follows:

•

Wholesale Distribution Segment:    Wholesale Distribution net sales decreased $19.4 million to $976.8 million in the 2011 Period compared to $996.2 million for the 2010 Period. Significant components of this decrease are summarized below.

Continuing Customers

•

Net sales to customers that continued to purchase from Unified, exclusive of store closures (see “Store Closures” below), decreased by approximately $6.8 million due to the general decline in economic conditions.

New Customers

•	During the 2011 Period, we began supplying new customers and customers that were previously served by competitors, resulting in a $3.7 million increase in net sales.

Store Closures

•	Net sales to other customers in the 2010 Period that were non-recurring due to store closures were $16.3 million.

•

Insurance Segment:    Net sales, consisting principally of premium revenues and investment income, decreased $0.2 million to $3.3 million in the 2011 Period compared to $3.5 million for the 2010 Period. The decrease is primarily due to a reduction in workers’ compensation premium revenue partially offset by an increase in gains realized from the sale of investments.

•	All Other: Net sales were consistent at $0.2 million in the 2011 and 2010 Periods.

Cost of sales (including underwriting expenses).    Consolidated cost of sales was $892.6 million for the 2011 Period and $908.2 million for the 2010 Period and comprised 91.1% and 90.8% of consolidated net sales for the 2011 and 2010 Periods, respectively. Factors impacting cost of sales are as follows:

•

Wholesale Distribution Segment:    Cost of sales decreased by $14.9 million to $892.4 million in the 2011 Period compared to $907.3 million in the 2010 Period. As a percentage of wholesale distribution net sales, cost of sales was 91.4% and 91.0% for the 2011 and 2010 Periods, respectively.

•	The change in product and customer sales mix resulted in a 0.4% increase in cost of sales as a percent of wholesale distribution net sales in the 2011 Period compared to the 2010 Period.

•

Insurance Segment:    Cost of sales primarily consists of claims loss and loss adjustment expenses, underwriting expenses, commissions, premium taxes and regulatory fees. Cost of sales decreased $0.7 million from $0.9 million in the 2010 Period to $0.2 million in the 2011 Period. The decrease is primarily due to reduced exposure to claims losses resulting from the decline in premium revenue (see “Net sales – Insurance Segment.”) The cost of insurance and the adequacy of loss reserves are impacted by actuarial estimates based on a detailed analysis of health care cost trends, mortality rates, claims history, demographics and industry trends. As a result, the amount of loss reserves and future expenses is significantly affected by these variables and may significantly change, depending on the cost of providing benefits and the results of further legislative action. See additional discussion related to insurance reserves under “Risk Factors – Our insurance reserves may be inadequate if unexpected losses occur.”

Distribution, selling and administrative expenses.    Consolidated distribution, selling and administrative expenses were $75.7 million in the 2011 Period compared to $78.1 million in the 2010 Period, reflecting a decrease of $2.4 million, and comprised 7.7% and 7.8% of net sales for the 2011 and 2010 Periods, respectively. Factors impacting distribution, selling and administrative expenses are as follows:

•

Wholesale Distribution Segment:    Distribution, selling and administrative expenses decreased $2.6 million to $73.7 million in the 2011 Period compared to $76.3 million in the 2010 Period, and comprised 7.5% and 7.7% of wholesale distribution net sales for the 2011 and 2010 Periods, respectively.

•

Insurance Expense (other than Workers’ Compensation):    During the 2011 Period, we experienced net insurance expense decreases of $0.6 million, or 0.1% as a percent of wholesale distribution net sales. This decrease is primarily due to the improvement in the cash surrender value of our life insurance policy assets, which are held in a rabbi trust to support post-termination retirement benefits and are not available for general corporate purposes. The changes in our policy assets are a result of changes in the fair value of the underlying securities, which are highly concentrated in U.S. equity markets and priced based on readily determinable market values.

•

Other Expense Changes:    General expenses decreased $2.0 million due primarily to the Company’s continued focus on cost containment, but only decreased 0.1% as a percent of wholesale distribution net sales due to the leveraging effect of reduced sales.

•	Insurance Segment: Selling and administrative expenses for the Insurance segment were $1.8 million and $1.6 million in the 2011 and 2010 Periods, respectively.

•	All Other: Selling and administrative expenses for our All Other business activities were $0.2 million in both the 2011 and 2010 Periods.

Interest.    Interest expense increased $0.4 million to $3.2 million in the 2011 Period compared to $2.8 million in the 2010 Period and comprised 0.3% of consolidated net sales for both the 2011 and 2010 Periods. Factors impacting interest expense are as follows:

•	Interest expense on our primary debt instruments (as described below) increased $0.4 million to $2.9 million in the 2011 Period compared to $2.5 million in the 2010 Period.

•

Weighted Average Borrowings:    Interest expense decreased marginally from the 2010 Period as a result of lower outstanding debt. Weighted average borrowings decreased by $1.4 million primarily due to reduced inventory levels.

•	Interest Rates: Interest expense increased $0.4 million from the 2010 Period due to an increase in our effective borrowing rate. Our effective borrowing rate for the combined primary debt, made up of the revolving lines of credit for Unified and GCC, and senior secured notes, was 4.5% and 3.9% for the 2011 and 2010 Periods, respectively. The rate increase was due to a higher effective rate on the new revolving line of credit and a higher proportion of the senior secured notes in the primary debt. On October 8, 2010, the Company entered into a new revolving credit agreement with Wells Fargo Bank, National Association, as Administrative Agent. This new revolving credit agreement replaced the Company’s existing revolving credit agreement (see “Outstanding Debt and Other Financing Arrangements”). On November 3, 2009, the Company amended its senior note agreement with John Hancock Life Insurance Company to add an additional layer of Tranche C Notes with an aggregate value of $25 million at a fixed rate of 6.82%. The funds were used in the 2010 Period to reduce borrowings under Unified’s revolving line of credit. See “Outstanding Debt and Other Financing Arrangements” and the Company’s Current Report on Form 8-K filed on November 9, 2009 for additional information.

Borrowings on our revolving credit agreement are subject to market rate fluctuations. A 25 basis point change in the market rate of interest over the period would have resulted in a $0.1 million increase or decrease in corresponding interest expense.

•	Interest expense on our other debt instruments was $0.3 million for both the 2011 and 2010 Periods.

Estimated patronage dividends.    Estimated patronage dividends for the 2011 Period were $3.4 million, compared to $4.8 million in the 2010 Period. Patronage dividends for the 2011 and 2010 Periods consisted of the patronage earnings from the Company’s three patronage earnings divisions: the California Dairy Division, the Pacific Northwest Dairy Division and the Cooperative Division. For the 2011 and 2010 Periods, respectively, the Company had patronage earnings of $2.9 million and $2.6 million in the California Dairy Division, resulting from increased sales volume, $0.4 million and $0.4 million in the Pacific Northwest Dairy Division and patronage earnings of $0.1 million and $1.8 million in the Cooperative Division. The decline in the Cooperative Division patronage earnings for the 2011 Period was primarily due to lower sales. Patronage dividends generated by the Cooperative Division are distributed annually, historically in cash, Class B and Class E Shares (see Part I, Item 1. “Business – Patronage Dividends” of the Company’s Annual Report on Form 10-K for the year ended October 2, 2010 for additional information), while patronage dividends generated by the dairy divisions are paid quarterly (historically in cash).

Income taxes.    The Company’s effective income tax rate was 31.8% for the 2011 Period compared to 37.5% for the 2010 Period. The lower rate for the 2011 Period is due to favorable returns on the Company’s corporate-owned life insurance policies. Gains and losses in the value of corporate-owned life insurance are not subject to income taxes.

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

CASH FLOW

The Company generated positive cash flow from operating activities during the thirteen week 2011 Period. Cash from operations was used for investing and financing activities, including redemption of Members’ capital shares and investing in the Company’s infrastructure. The Company also reinvested proceeds from maturing investments.

As a result of these activities, net cash, consisting of cash and cash equivalents, increased by $1.6 million to $7.5 million for the thirteen-week 2011 Period ended January 1, 2011 compared to $5.9 million as of the fiscal year ended October 2, 2010.

The following table summarizes the impact of operating, investing and financing activities on the Company’s cash flows for the thirteen-week 2011 and 2010 Periods:

(dollars in thousands)
Summary of Net Increase in Total Cash Flows	2011	2010	Difference
Cash provided by operating activities	$16,079	$18,668	$(2,589)
Cash utilized by investing activities	(7,602)	(4,505)	(3,097)
Cash utilized (provided) by financing activities	(6,824)	5,190	(12,014)

Total increase in cash flows	$1,653	$19,353	$(17,700)

Net cash flows from operating, investing and financing activities decreased by $17.7 million to an increase of $1.6 million in cash for the 2011 Period compared to an increase of $19.3 million in cash for the 2010 Period. The increase in net cash flow for the 2011 Period consisted of cash provided from operating activities of $16.0 million, offset by cash used in investing activities of $7.6 million and financing activities of $6.8 million. The primary factors contributing to the changes in cash flow are discussed below. At January 1, 2011 and October 2, 2010, working capital was $187.9 million and $194.2 million, respectively, and the current ratio was 1.7 for both periods.

Operating Activities:    Net cash provided by operating activities decreased by $2.6 million to $16.0 million provided in the 2011 Period compared to $18.6 million provided in the 2010 Period. The decrease in cash provided by operating activities compared to the 2010 Period was attributable to (1) a decrease between the periods in net cash flows related to inventories of $6.0 million, (2) an increase between the periods in cash used to pay accounts payable and accrued liabilities of $10.9 million, and (3) net cash used by other operating activities of $0.4 million. The foregoing decreases of $17.3 million in cash provided were partially offset by (1) a decrease between the periods of $13.6 million in accounts receivable, (2) increased cash used for the payment of prepaid expenses of $0.4 million, (3) a decrease in cash used to fund pension plan contributions of $0.2 million, and (4) an increase in long-term liabilities between the periods of $0.5 million that was primarily attributable to an increase in pension and postretirement liabilities.

Investing Activities:    Net cash utilized by investing activities increased by $3.1 million to $7.6 million for the 2011 Period compared to $4.5 million in the 2010 Period. The increase in cash utilized by investing activities during the 2011 Period as compared to the 2010 Period was due mainly to (1) increases in other assets of $2.5 million, primarily related to the change in value between the periods of the Company’s mutual fund and life insurance policy assets and (2) increases in capital expenditures of $2.4 million. The foregoing increases of $4.9 million in cash used were offset by (1) decreases in net notes receivable activities of $0.2 million, reflecting normal fluctuation in loan activity to Members for their inventory and equipment financing and (2) decreases of $1.6 million in net investment activities by the Company’s insurance subsidiaries, consisting of the purchase and sale of securities to replace maturing investments in their portfolios. Spending on investing activities is expected to be funded by existing cash balances, cash generated from operations or additional borrowings.

Financing Activities:    Net cash utilized by financing activities was $6.8 million for the 2011 Period compared to $5.2 million provided in the 2010 Period. The net increase of $12.0 million in cash utilized by financing activities for the 2011 Period as compared to the 2010 Period was due primarily to changes in the Company’s long-term and short-term notes payable and deferred financing fees, representing a decrease in cash provided of $8.0 million resulting from decreased borrowings in the 2011 Period and payments of deferred financing fees in conjunction with the new revolving credit agreement entered into in October 2010. In the 2010 Period, the Company issued $25 million of senior debt. See “Outstanding Debt and Other Financing Arrangements – Senior Secured Notes” for further discussion. In addition, the Company’s cash utilized by Member investment and share activity increased by $4.0 million. Future cash used by financing activities to meet capital spending requirements is expected to be funded by the Company’s continuing operating cash flow or additional borrowings.

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

CONTRACTUAL OBLIGATIONS AND COMMERCIAL COMMITMENTS

During the Company’s first fiscal quarter ending January 1, 2011, we extended the lease agreement for our main warehouse and office complex in Seattle to April 2018. The lease agreement includes rent increases on an annual basis. The Company may terminate the lease agreement during the last two (2) years by providing notice, which will become effective twenty-four (24) months upon receipt by the landlord.

Other than the items disclosed in the preceding paragraph above and in “Outstanding Debt and Other Financing Arrangements” herein, there have been no material changes in the Company’s contractual obligations and commercial commitments outside the ordinary course of the Company’s business during the thirteen-week period ending January 1, 2011. See “Contractual Obligations and Commercial Commitments” discussed in Part II, Item 7. “Management’s Discussion and Analysis of Financial Condition and Results of Operations” of the Company’s Annual Report on Form 10-K for the year ended October 2, 2010 for additional information.

OUTSTANDING DEBT AND OTHER FINANCING ARRANGEMENTS

Credit Facilities

Secured Revolving Credit Agreement

On October 8, 2010, the Company entered into a Credit Agreement (the “Agreement”), among the Company, the lenders party thereto, and Wells Fargo Bank, National Association, as Administrative Agent. The Agreement replaces the Company’s existing Credit Agreement described below, with substantially the same parties, terms and conditions.

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

The Agreement provides for loans which bear interest at either the Base Rate or the Eurodollar Rate, in each case plus a margin based upon the Consolidated Total Funded Debt to EBITDAP Ratio. Eurodollar Rate Loans will bear interest margins (and letters of credit issued under the Agreement will bear letter of credit fees) of between 1.00% per annum and 2.00% per annum, based upon the Consolidated Total Funded Debt to EBITDAP Ratio of the Company. Base Rate Loans will bear interest margins of between 0.00% per annum and 1.00% per annum, dependent upon the Company’s Consolidated Total Funded Debt to EBITDAP Ratio. Undrawn portions of the commitments under the Agreement bear commitment fees at rates of between 0.20% per annum and 0.30% per annum, also dependent upon the Company’s Consolidated Total Funded Debt to EBITDAP Ratio. At January 1, 2011, the Company had $109.5 million outstanding under the Agreement. At October 2, 2010, the Company did not have any amounts outstanding under the Agreement.

During fiscal year 2010, the Company entered into a Second Amendment (the “Amendment”) to the Amended and Restated Credit Agreement dated as of December 5, 2006 (the “Credit Agreement”). The Amendment exercised a provision in the Credit Agreement to (i) increase the total committed funds available to the Company by $25 million from $250 million to $275 million, and (ii) add Fifth Third Bank to the Credit Agreement as a lender with a commitment of $25 million. Borrowings under the Credit Agreement may be made as revolving loans, swing line loans or letters of credit. The Credit Agreement was to expire on January 31, 2012, and was intended to finance capital expenditures, to finance working capital needs, to finance certain acquisitions and for general corporate purposes. See “Outstanding Debt and Other Financing Arrangements” discussed in Part II, Item 7. “Management’s Discussion and Analysis of Financial Condition and Results of Operations” of the Company’s Annual Report on Form 10-K for the year ended October 2, 2010 and the Company’s Current Report on Form 8-K filed December 29, 2009 for additional information.

The Company’s outstanding borrowings under its new revolving credit Agreement increased to $109.5 million at January 1, 2011 (Eurodollar and Base Rate Loans at a blended average rate of 1.78% per annum) from $105.3 million at October 2, 2010 (Base Rate Loans only at 3.25% per annum) under its previous revolving Credit Agreement (see related discussion regarding our interest expense in “Management’s Discussion and Analysis of Financial Condition and Results of Operations” for the thirteen-week period ended January 1, 2011), with access to approximately $164.5 million of additional capital available under the new facility (based on the amounts indicated above) to fund the Company’s continuing operations and capital spending requirements for the foreseeable future.

Senior Secured Notes

At both January 1, 2011 and October 2, 2010, the Company had a total of $111 million outstanding in senior secured notes to certain insurance companies and pension funds (referred to collectively as “John Hancock Life Insurance Company” or “Hancock”) under a note purchase agreement dated September 29, 1999 (as amended, the “Senior Note Agreement”) as amended and restated effective January 6, 2006.

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

Member Financing Arrangement

As discussed in Note 7 “Notes Payable” of “Notes to Consolidated Financial Statements” in Part II, Item 8. “Financial Statements and Supplementary Data” of the Company’s Annual Report on Form 10-K for the year ended October 2, 2010, the Company’s wholly-owned finance subsidiary, Grocers Capital Company (“GCC”), on September 24, 2010, entered into a Loan and Security Agreement (the “GCC Loan Agreement”), by and among GCC, the lenders signatory thereto, and California Bank & Trust, as Arranger and Administrative Agent (the “Agent”). The GCC Loan Agreement provides for a revolving credit facility with total commitments in the principal amount of $15 million. Borrowings under the GCC Loan Agreement may not exceed 80% of GCC’s eligible notes receivable (certain notes receivable restricted to 50%), less any reserves as may be established by the Agent. The GCC Loan Agreement matures on September 24, 2013, and the proceeds therefrom will be used to fund loans to the Company’s customers and to be used for the general corporate purposes of GCC, including customary financing and operating activities.

The GCC Loan Agreement provides for revolving loans and term loans. At the election of GCC, revolving loans shall bear interest at either the LIBOR Rate or the Base Rate, and term loans shall bear interest at either the LIBOR/Swap Rate or the Base Rate, in each case plus an interest rate margin. The interest rate margin for LIBOR Rate loans is 3.00% per annum. The interest rate margin for Base Rate loans is 0.75% per annum. The interest rate margin for LIBOR/Swap Rate loans is 3.25% per annum. Notwithstanding the foregoing, all loans will be subject to daily interest rate floors. For term loans that bear interest at a LIBOR/Swap Rate, the daily minimum rate is based on a 5.75% per annum rate. For all other loans, the daily minimum rate is based on a 4.00% per annum rate. Undrawn portions of the commitments under the GCC Loan Agreement bear commitment fees at the rate of 0.25% per annum. GCC had revolving loan borrowings of $10.0 million and $11.0 million, both bearing an interest rate of 4.00% (3.25% prime plus 0.75% interest rate margin), outstanding at January 1, 2011 and October 2, 2010, respectively. There were no term loan borrowings outstanding at January 1, 2011 and October 2, 2010.

Other than the foregoing discussion, there have been no material changes in the Company’s outstanding debt and other financing arrangements outside the ordinary course of the Company’s business during the thirteen-week period ending January 1, 2011. See “Outstanding Debt and Other Financing Arrangements” discussed in Part II, Item 7. “Management’s Discussion and Analysis of Financial Condition and Results of Operations” of the Company’s Annual Report on Form 10-K for the year ended October 2, 2010 for additional information.

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

The Company exchanges its Class A Shares and Class B Shares with its Members at a price that is based on a formula and is approved by the Board (“Exchange Value Per Share”). Prior to September 30, 2006, the Company computed the Exchange Value Per Share of the Class A and Class B Shares as Book Value divided by the number of Class A and Class B Shares outstanding at the end of the fiscal year. Book Value was computed based on the sum of the fiscal year end balances of Class A and Class B Shares, plus retained earnings, plus (less) accumulated other comprehensive earnings (loss). Commencing September 30, 2006, the Company modified its Exchange Value Per Share computation to exclude accumulated other comprehensive earnings (loss) from Book Value. At the Company’s annual meeting of shareholders held on February 23, 2010, the shareholders authorized the Board, in its sole discretion, to retain a portion of the Company’s annual earnings from its non-patronage business and not allocate those earnings to the Exchange Value. Additionally, the Company modified its Exchange Value Per Share computation, effective for fiscal year-end 2010, to also exclude from Book Value non-allocated retained earnings (loss) and the redemption value of unredeemed shares tendered for redemption, and to exclude the number of shares tendered for redemption from the outstanding number of Class A and Class B Shares. See Part I, Item 1. “Business – Capital Shares” of the Company’s Annual Report on Form 10-K for the year ended October 2, 2010 for additional information. Additionally, see “OFFERING OF CLASS A SHARES, CLASS B SHARES AND CLASS E SHARES – Exchange Value Per Share” of the Company’s Post-Effective Amendment No. 2 to Registration Statement on Form S-1 filed on January 12, 2011, with respect to the Company’s offering of Class A Shares, Class B Shares and Class E Shares for further information.

Unified requires each Member to own such number of Class A Shares as may be established by the Board. Unified currently requires each Member to own 350 Class A Shares. In addition, Unified currently requires each Member to own such amount of Class B Shares as may be established by the Board. This requirement to own Class B Shares is referred to as the “Class B Share requirement”. See Part I, Item 1. “Business – Capital Shares” of the Company’s Annual Report on Form 10-K for the year ended October 2, 2010 for additional information. Additionally, see “OFFERING OF CLASS A SHARES, CLASS B SHARES AND CLASS E SHARES” of the Company’s Post-Effective Amendment No. 2 to Registration Statement on Form S-1 filed on January 12, 2011, with respect to the Company’s offering of Class A Shares, Class B Shares and Class E Shares for further information.

Members may also maintain deposits with Unified in excess of Required Deposit amounts (“Excess Deposits”). The Company does not pay interest on the Required Deposit amounts. However, the Company currently pays interest at the prime rate for any cash deposits in excess of the Member’s Required Deposit amount. See “Member Investments and Patronage Dividends” discussed in Part II, Item 7. “Management’s Discussion and Analysis of Financial Condition and Results of Operations” of the Company’s Annual Report on Form 10-K for the year ended October 2, 2010 for additional information. Additionally, see “DESCRIPTION OF DEPOSIT ACCOUNTS – General,” “DESCRIPTION OF DEPOSIT ACCOUNTS – Patronage Dividends and Tax Matters” and “DESCRIPTION OF DEPOSIT ACCOUNTS – Subordination” included in the Company’s Post-Effective Amendment No. 2 to Registration Statement on Form S-1 filed on January 12, 2011, with respect to the Company’s offering of Partially Subordinated Patrons’ Deposit Accounts for further information.

Members’ Required Deposits are contractually subordinated and subject to the prior payment in full of senior indebtedness of the Company. See “DESCRIPTION OF DEPOSIT ACCOUNTS – Subordination” included in the Company’s Post-Effective Amendment No. 2 to Registration Statement on Form S-1 filed on January 12, 2011, with respect to the Company’s offering of Partially Subordinated Patrons’ Deposit Accounts for additional information. Unified’s obligation to repay Members’ Required Deposit accounts on termination of Member status (once the Member’s obligations to Unified have been satisfied) is reported as a long-term liability on Unified’s consolidated condensed balance sheets. Excess Deposits are not subordinated to Unified’s other obligations and are reported as short-term liabilities on Unified’s consolidated condensed balance sheets. At January 1, 2011 and October 2,

2010, Unified had $8.6 million in “Member and Non-Members’ deposits” and $14.1 million and $14.0 million, respectively, in “Members’ deposits and estimated patronage dividends” (of which $10.8 million and $11.4 million, respectively, represented Excess Deposits as previously defined).

REDEMPTION OF CAPITAL STOCK

On October 1, 2010, the Board authorized the repurchase on October 8, 2010 of 350 shares of the Company’s Class A Shares that had been tendered and pending redemption. The Company paid approximately $0.1 million to redeem the shares. On December 8, 2010, the Board authorized the repurchase on or before December 28, 2010 of 4,200 shares of the Company’s Class A Shares with an approximate redemption value of $1.2 million and 21,707 Class B Shares with an approximate redemption value of $6.3 million. On December 22, 2010 and December 28, 2010, respectively, the Company redeemed 4,200 of the Company’s Class A Shares and 21,707 of the Company’s Class B Shares with approximate redemption values of $1.2 million and $6.3 million, respectively.

See “Redemption of Capital Stock” discussed in Part II, Item 7. “Management’s Discussion and Analysis of Financial Condition and Results of Operations” of the Company’s Annual Report on Form 10-K for the year ended October 2, 2010 for additional information.

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

The Company sponsors other postretirement benefit plans that provide certain medical coverage to retired non-union employees and provide unused sick leave benefits for certain eligible non-union and union employees. Those plans are not funded.

The Company’s net periodic benefit cost for its combined pension and other postretirement benefits was approximately $3.8 million for both the thirteen-week period ended January 1, 2011 and the thirteen-week period ended January 2, 2010.

The Company expects to make estimated contributions to the Unified Cash Balance Plan totaling $12.9 million during fiscal 2011, which is comprised of $5.1 million for the 2011 plan year and $7.8 million for the 2010 plan year. At its discretion, the Company may contribute in excess of these amounts. Additional contributions, if any, will be based, in part, on future actuarial funding calculations and the performance of plan investments. The Company contributed zero and $1.6 million to the Unified Cash Balance Plan during the thirteen weeks ended January 1, 2011 for the 2011 and 2010 plan years, respectively.

Additionally, at the beginning of fiscal 2011, the Company expected to contribute $0.2 million to the ESPP to fund projected benefit payments to participants for the 2011 plan year. The Company made no contributions to the ESPP during the thirteen weeks ended January 1, 2011 to fund benefit payments to participants for the 2011 plan year.

During fiscal year 2010, comprehensive health care reform legislation under the Patient Protection and Affordable Care Act (HR 3590) and the Health Care Education and Affordability Reconciliation Act (HR 4872) (collectively, the “Acts”) was passed and signed into law. The Acts contain provisions that could impact the Company’s accounting for retiree medical benefits in future periods. However, the extent of that impact, if any, cannot be determined until regulations are promulgated under the Acts and additional interpretations of the Acts become available. The Company will continue to assess the accounting implications of the Acts as related regulations and interpretations of the Acts become available. In addition, the Company may consider plan amendments in future periods that may have accounting implications. See Note 7 “Pension and Other Postretirement Benefits” in Part I, Item 1. “Notes to Consolidated Condensed Financial Statements” for additional discussion.

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

We will continue to be subject to the risk of loss of Member and Non-Member customer volume, including the potential concentration of credit risk.    The Company’s operating results are highly dependent upon either maintaining or growing its distribution volume to its customers. The Company’s largest customer, Smart & Final, Inc., a Non-Member customer, and the ten largest Member and Non-Member customers (including Smart & Final, Inc.) constituted approximately 10% and 44%, respectively, of total net sales for the thirteen-week period ended January 1, 2011. A significant loss in membership or volume could adversely affect the Company’s operating results. We will continue to be subject to the risks associated with consolidation within the grocery industry. When independent retailers are acquired by large chains with self-distribution capacity, are driven from business by larger grocery chains, or become large enough to develop their own self-distribution system, we will lose distribution volume. Members may also select other wholesale providers. Reduced volume is normally injurious to profitable operations since fixed costs must be spread over a lower sales volume if the volume cannot be replaced.

In addition, the Company is exposed to concentrations of credit risk related primarily to trade receivables, notes receivable, and lease guarantees for certain Members. The Company’s ten customers with the largest accounts receivable balances accounted for approximately 44% and 41% of total accounts receivable at January 1, 2011 and October 2, 2010, respectively. These concentrations of credit risk may be affected by changes in economic or other conditions affecting the western United States, particularly Arizona, California, Nevada, Oregon and Washington. However, management believes that receivables are well diversified, and the allowances for doubtful accounts are sufficient to absorb estimated losses. Obligations of Members to the Company, including lease guarantees, are generally supported by the Company’s right of offset, upon default, against the Members’ cash deposits, shareholdings and Patronage Certificates, as well as personal guarantees and reimbursement and indemnification agreements.

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

Litigation could lead to unexpected losses.    During the normal course of carrying out its business, the Company may become involved in litigation. In the event that management determines that the probability of an adverse judgment in a pending litigation is likely and that the exposure can be reasonably estimated, appropriate reserves are recorded at that time pursuant to FASB’s Accounting Standards Codification (“ASC”) Topic 450, “Contingencies.” The final outcome of any litigation could adversely affect operating results if the actual settlement amount exceeds established reserves and insurance coverage.

We are subject to environmental laws and regulations.    The Company owns and operates various facilities for the manufacture, warehousing and distribution of products to its customers. Accordingly, the Company is subject to increasingly stringent federal, state and local laws, regulations and ordinances that (i) govern activities or operations that may have adverse environmental effects, such as discharges to air and water, as well as handling and disposal practices for solid and hazardous wastes and (ii) impose liability for the costs of cleaning up, and certain damages resulting from, sites of past spills, disposals or other releases of hazardous materials. In particular, under applicable environmental laws, the Company may be responsible for remediation of environmental conditions and may be subject to associated liabilities (including liabilities resulting from lawsuits brought by private litigants) relating to its facilities and the land on which the Company facilities are situated, regardless of whether the Company leases or owns the facilities or land in question and regardless of whether such environmental conditions were created by it or by a prior owner or tenant. In addition, the Company may be subject to pending federal and state legislation that if ultimately passed, may require the Company to incur costs to improve facilities and equipment to reduce emissions in order to comply with regulatory limits or to mitigate the financial consequences of a “cap and trade” regime. We are unable to predict the ultimate outcome of such legislation; however, should such legislation require the Company to incur significant expenditures, the Company’s business, results of operations and financial condition may be adversely affected.

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

As of January 1, 2011, the Company believes it has sufficient cash flow from operations and availability under the revolving credit agreement to meet operating needs, capital spending requirements and required debt repayments through October 8, 2015. However, if access to operating cash or to the revolving credit agreement becomes restricted, the Company may be compelled to seek alternate sources of cash. The Company cannot assure that alternate sources will provide cash on terms favorable to the Company. Consequently, the inability to access alternate sources of cash on terms similar to its existing agreement could adversely affect the Company’s operations.

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

The credit and liquidity crisis in the United States and throughout the global financial system triggered substantial volatility in the world financial markets and banking system. While the value of the investment portfolios of the Company’s defined benefit pension plans increased during fiscal 2010 and reflected improvement for the thirteen weeks ended January 1, 2011, the values of the plans’ individual investments have and will fluctuate in response to changing market conditions, the amount of gains or losses that will be recognized in subsequent periods, if any, cannot be determined.

Accounting pronouncements may necessitate companies who issue and redeem shares based on book value to redefine the method used to value their shares.    Accounting pronouncements that require adjustments to shareholders’ equity have the potential to impact companies whose equity securities are issued and redeemed at book value (“book value companies”) disproportionately more than companies whose share values are market-based (“publicly traded”). While valuations of publicly traded companies are primarily driven by their income statement and cash flows, the traded value of the shares of book value companies, however, may be immediately impacted by adjustments affecting shareholders’ equity upon implementation. Therefore, such pronouncements may necessitate companies who issue and redeem shares based on book value to redefine the method used to value their shares. As such, the Company modified its Exchange Value Per Share calculation as of September 30, 2006 to exclude accumulated other comprehensive earnings (loss) from Book Value (see Part I, Item 1. “Business – Capital Shares” of the Company’s Annual Report on Form 10-K for the year ended October 2, 2010), thereby excluding the potentially volatile impact that (1) ASC Topic 715-20, “Compensation – Retirement Benefits – Defined Benefit Plans – General” and (2) changes in unrealized gains and losses, net of taxes, on available for sale investments would have on shareholders’ equity and Exchange Value Per Share.

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

A strike or work stoppage by employees could disrupt our business. The inability to negotiate acceptable contracts with the unions could result in a strike or work stoppage and increased operating costs resulting from higher wages or benefits paid to union members or replacement workers.    Such outcome could have a material negative impact on the Company’s operations and financial results. Approximately 58% of Unified’s employees are covered by collective bargaining agreements, which have various expiration dates ranging from 2011 through 2015.

If we fail to maintain an effective system of internal controls, we may not be able to detect fraud or report our financial results accurately, which could harm our business and we could be subject to regulatory scrutiny.     Pursuant to Section 404 of the Sarbanes-Oxley Act of 2002, Unified performs an annual evaluation of the Company’s internal controls over financial reporting. In July 2010, the Dodd-Frank Wall Street Reform and Consumer Protection Act (the “Reform Act”) became law. The Reform Act includes a provision that indefinitely exempts companies that qualify as either a non-accelerated filer or smaller reporting company from the auditor attestation requirement of Section 404(b) of the Sarbanes-Oxley Act of 2002. For Unified’s fiscal year ending October 1, 2011, and subsequent foreseeable fiscal years, we expect to be exempt from such requirement.

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

Members’ Class A, Class B and Class E Shares are subject to risk of loss.    Class A and Class B Shares are purchased and sold at purchase prices equal to the Exchange Value Per Share at the close of the last fiscal year end prior to the date the shares are purchased or sold. Class E Shares are purchased and sold at a value of $100 per share. If a Member were to sell shares at a price that is less than the price at which the shares were purchased, the Member would lose all or a portion of its investment in the Class A, Class B or Class E Shares. See “OFFERING OF CLASS A SHARES, CLASS B SHARES AND CLASS E SHARES – Exchange Value Per Share” of the Company’s Post-Effective Amendment No. 2 to Registration Statement on Form S-1 filed on January 12, 2011, with respect to the Company’s offering of Class A Shares, Class B Shares and Class E Shares for further information.

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

Members are required to purchase stock, and may be required to make cash deposits, in Unified. The lack of liquidity in these investments may make attracting new Members difficult and may cause existing Members to withdraw from membership.    Members are required to meet specific capital requirements, which include capital stock ownership and may include required cash deposits. These investments by Members are a principal source of our capital, and for the thirteen weeks ended January 1, 2011, approximately 81% of our net sales were to Members. We compete with other wholesale suppliers who are not structured as cooperatives and therefore have no investment requirements for customers. Our requirements to purchase stock or maintain cash deposits may become an obstacle to retaining existing business and attracting new business. For a discussion of required Member equity investments and deposits, see Item 1, “Business – Capital Shares – Class B Shares” and Item 1, “Business – Member Equity Investments” of the Company’s Annual Report on Form 10-K for the year ended October 2, 2010.

The Company’s by-laws give the Board of Directors complete discretion in the redemption of the stock of terminated Members and Members with excess stock. Furthermore, required cash deposits are contractually subordinated and subject to the prior payment in full of certain senior indebtedness of the Company. For a discussion of the limitations on the redemption of capital stock and the subordination of cash deposits, see

Item 1, “Business – Capital Shares – Redemption of Capital Shares,” Item 1, “Business – Member Equity Investments” and Item 1, “Business – Pledge of Shares, Patronage Certificates and Guarantees” of the Company’s Annual Report on Form 10-K for the year ended October 2, 2010. These limitations on the obligation of the Company to redeem capital stock or repay the cash deposits of Members may cause Members to withdraw from membership or potential Members to not become Members.

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

The Company’s discussion and analysis of its financial condition and results of operations are based upon its consolidated condensed financial statements. On an ongoing basis, we evaluate our estimates, including those related to allowances for doubtful accounts, lease loss reserves, inventories, investments, goodwill and intangible assets, long-lived assets, income taxes, insurance reserves, pension and postretirement benefits and contingencies and litigation. We base our estimates on historical experience and on various other assumptions and factors that we believe to be reasonable under the circumstances. Based on our ongoing review, we make adjustments we consider appropriate under the facts and circumstances. We have discussed the development, selection and disclosure of these estimates with the Audit Committee. The accompanying consolidated condensed financial statements are prepared using the same critical accounting policies and estimates discussed in Part II, Item 7. “Management’s Discussion and Analysis of Financial Condition and Results of Operations” of the Company’s Annual Report on Form 10-K for the fiscal year ended October 2, 2010.

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

The following discussion of the market risks the Company faces contains forward-looking statements. Forward-looking statements are subject to risks and uncertainties. Actual results could differ materially from those discussed in the forward-looking statements. See “Quantitative and Qualitative Disclosures About Market Risk” discussed in Part II, Item 7A of the Company’s Annual Report on Form 10-K for the year ended October 2, 2010 for additional information.

Unified is subject to interest rate changes on certain of its notes payable under the Company’s credit agreements that may affect the fair value of the notes payable, as well as cash flow and earnings. Based on the notes payable outstanding at January 1, 2011 and the current market condition, a one percent change in the applicable interest rates would impact the Company’s annual cash flow and pretax earnings by approximately $1.2 million. See Note 2 of Notes to Consolidated Condensed Financial Statements in Item 1, “Financial Statements (Unaudited)” for additional discussion regarding the fair value of notes payable.

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

The majority of the Company’s investments are held primarily by two of its insurance subsidiaries, and includes U.S. government and agency obligations, high quality investment grade corporate bonds, U.S. government treasury securities, U.S. state and municipal securities, and common equity securities. These investments, excluding the common equity securities, are generally not actively traded and are valued based upon inputs including quoted prices for identical or similar assets. Collectively, the estimated fair value or market value of these investments continued to exceed their cost during the thirteen weeks ended January 1, 2011.

Life insurance and mutual fund assets with values tied to the equity markets are impacted by overall market conditions. During the thirteen weeks ended January 1, 2011, net earnings and net comprehensive earnings experienced an increase corresponding to the increase in life insurance and mutual fund assets, respectively.

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

Changes in internal controls over financial reporting.    Management, with the participation of the CEO and CFO of the Company, has evaluated any changes in the Company’s internal control over financial reporting that occurred during the most recent fiscal quarter. Based on that evaluation, management, the CEO and the CFO of the Company have concluded that no change in our internal control over financial reporting (as defined in Rule 13a-15(f) under the Securities Exchange Act of 1934) occurred during the quarter ended January 1, 2011 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

There are no material changes from risk factors as previously disclosed in our Annual Report on Form 10-K for the fiscal year ended October 2, 2010, filed on December 10, 2010. Refer to “Risk Factors” in Part I, Item 2 of this Quarterly Report on Form 10-Q for discussion of the Company’s risk factors.

ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

COMPANY PURCHASES OF EQUITY SECURITIES

Period	Total Number of Shares Purchased	Average Price Paid Per Share
October 3, 2010 – October 30, 2010	350 Class A Shares	$290.37
October 31, 2010 – November 27, 2010	Shares	—
November 28, 2010 – January 1, 2011	4,200 Class A Shares	$296.24
November 28, 2010 – January 1, 2011	21,707 Class B Shares	$290.37

Total	26,257 Shares	$291.31

Refer to “Redemption of Capital Stock” in Part I, Item 2 of this Quarterly Report on Form 10-Q for discussion of the Company’s share redemptions.

ITEM 3.	DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4.	[REMOVED AND RESERVED]

ITEM 5.	OTHER INFORMATION

None.

ITEM 6.	EXHIBITS

(a)	Exhibits

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

10.68.1*

Second Amendment to Industrial Real Estate Lease Agreement by and between 3301 South Norfolk, LLC., as Landlord, and Unified Grocers, Inc., formerly known as Unified Western Grocers, Inc., as assigned by Associated Grocers, Inc., as Tenant, under Industrial Real Estate Lease Agreement dated April 19, 2007.

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
Randall G. Scoville Senior Vice President, Accounting and Chief Accounting Officer

Dated: February 15, 2011