Form 10-Q
period 2011-07-02
UNIFIED GROCERS, INC.
filed 2011-08-09
CIK 320431

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR	THE QUARTERLY PERIOD ENDED JULY 2, 2011

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

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

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date. As of July 30, 2011, the number of shares outstanding was:

Class A: 159,600 shares; Class B: 430,503 shares; Class C: 15 shares; Class E: 251,808 shares

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS (UNAUDITED)

Unified Grocers, Inc. and Subsidiaries

Consolidated Condensed Balance Sheets – Unaudited

(dollars in thousands)

	July 2, 2011	October 2, 2010
Assets

Current assets:
Cash and cash equivalents	$10,041	$5,901
Accounts and current portion of notes receivable, net of allowances of $2,199 and $2,506 at July 2, 2011 and October 2, 2010, respectively	196,395	207,582
Inventories	242,091	253,932
Prepaid expenses and other current assets	12,697	11,460
Deferred income taxes	10,107	10,107

Total current assets	471,331	488,982
Properties and equipment, net	182,117	186,568
Investments	88,602	95,836
Notes receivable, less current portion and net of allowances of $625 and $716 at July 2, 2011 and October 2, 2010, respectively	14,067	11,586
Goodwill	38,997	38,997
Other assets, net	116,636	105,719

Total Assets	$911,750	$927,688

Liabilities and Shareholders’ Equity

Current liabilities:
Accounts payable	$191,802	$210,760
Accrued liabilities	59,448	67,247
Current portion of notes payable	3,690	2,706
Members’ deposits and estimated patronage dividends	13,877	14,024

Total current liabilities	268,817	294,737
Notes payable, less current portion	228,420	224,926
Long-term liabilities, other	220,827	211,962
Member and Non-Members’ deposits	9,243	8,593
Commitments and contingencies

Shareholders’ equity:
Class A Shares: 500,000 shares authorized, 159,600 and 168,350 shares outstanding at July 2, 2011 and October 2, 2010, respectively	29,734	31,200
Class B Shares: 2,000,000 shares authorized, 430,368 and 451,714 shares outstanding at July 2, 2011 and October 2, 2010, respectively	75,320	78,687
Class E Shares: 2,000,000 shares authorized, 251,808 shares outstanding at both July 2, 2011 and October 2, 2010	25,181	25,181
Retained earnings after elimination of accumulated deficit of $26,976 effective September 28, 2002 – allocated	81,205	78,113
Retained earnings – non-allocated	3,720	3,720

Total retained earnings	84,925	81,833
Receivable from sale of Class A Shares to Members	(1,394)	(1,744)
Accumulated other comprehensive loss	(29,323)	(27,687)

Total shareholders’ equity	184,443	187,470

Total Liabilities and Shareholders’ Equity	$911,750	$927,688

The accompanying notes are an integral part of these statements.

Unified Grocers, Inc. and Subsidiaries

Consolidated Condensed Statements of Earnings – Unaudited

(dollars in thousands)

	Thirteen Weeks Ended		Thirty-Nine Weeks Ended
	July 2, 2011	July 3, 2010	July 2, 2011	July 3, 2010
Net sales	$969,341	$980,121	$2,882,595	$2,939,630
Cost of sales	883,028	892,145	2,625,210	2,674,863
Distribution, selling and administrative expenses	73,745	78,521	226,984	233,903

Operating income	12,568	9,455	30,401	30,864
Interest expense	(3,060)	(2,913)	(9,376)	(8,686)

Earnings before estimated patronage dividends and income taxes	9,508	6,542	21,025	22,178
Estimated patronage dividends	(7,878)	(3,452)	(10,895)	(8,613)

Earnings before income taxes	1,630	3,090	10,130	13,565
Income taxes	(463)	(1,800)	(3,053)	(5,520)

Net earnings	$1,167	$1,290	$7,077	$8,045

The accompanying notes are an integral part of these statements.

Unified Grocers, Inc. and Subsidiaries

Consolidated Condensed Statements of Comprehensive Earnings – Unaudited

(dollars in thousands)

	Thirteen Weeks Ended		Thirty-Nine Weeks Ended
	July 2, 2011	July 3, 2010	July 2, 2011	July 3, 2010
Net earnings	$1,167	$1,290	$7,077	$8,045
Other comprehensive earnings, net of income taxes:
Unrealized net holding gain (loss) on investments	500	809	(417)	885
Other postretirement benefit plans:
Unrecognized loss arising during the period	(1,219)	—	(1,219)	—

Comprehensive earnings	$448	$2,099	$5,441	$8,930

The accompanying notes are an integral part of these statements.

Unified Grocers, Inc. and Subsidiaries

Consolidated Condensed Statements of Cash Flows – Unaudited

(dollars in thousands)

	Thirty-Nine Weeks Ended
	July 2, 2011	July 3, 2010
Cash flows from operating activities:
Net earnings	$7,077	$8,045
Adjustments to reconcile net earnings to net cash provided by operating activities:
Depreciation and amortization	16,906	18,853
Provision for doubtful accounts	266	306
(Gain) loss on sale of properties and equipment	(192)	66
Pension contributions	(6,317)	(3,733)
(Increase) decrease in assets:
Accounts receivable	7,240	(16,730)
Inventories	11,841	35,428
Prepaid expenses and other current assets	(1,237)	(4,571)
Increase (decrease) in liabilities:
Accounts payable	(19,082)	(22,013)
Accrued liabilities	(7,799)	(129)
Long-term liabilities, other	12,646	11,053

Net cash provided by operating activities	21,349	26,575

Cash flows from investing activities:
Purchases of properties and equipment	(6,984)	(5,075)
Purchases of securities and other investments	(54,117)	(11,051)
Proceeds from maturities or sales of securities and other investments	59,285	10,551
Origination of notes receivable	(3,408)	(5,254)
Collection of notes receivable	4,608	3,277
Proceeds from sales of properties and equipment	234	41
Increase in other assets	(10,738)	(3,795)

Net cash utilized by investing activities	(11,120)	(11,306)

Cash flows from financing activities:
Borrowings from short-term notes payable	—	7,000
Borrowings from long-term notes payable	14,000	25,000
Reduction of short-term notes payable	(1,807)	(7,368)
Reduction of long-term notes payable	(7,715)	(32,067)
Payment of deferred financing fees	(2,602)	(176)
Decrease in Members’ deposits and estimated patronage dividends	(147)	(4,802)
Increase in Member and Non-Members’ deposits	650	3,048
Decrease in receivable from sale of Class A Shares to Members, net	350	636
Repurchase of shares from Members	(9,276)	(6,478)
Issuance of shares to Members	458	407

Net cash utilized by financing activities	(6,089)	(14,800)

Net increase in cash and cash equivalents	4,140	469
Cash and cash equivalents at beginning of period	5,901	10,942

Cash and cash equivalents at end of period	$10,041	$11,411

Supplemental disclosure of cash flow information:
Cash paid during the period for:
Interest	$8,846	$8,435
Income taxes	$3,302	$10,263

Supplemental disclosure of non-cash items:
Capital leases	$—	$39

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

The Company’s banking arrangements allow the Company to fund outstanding checks when presented for payment to the financial institutions utilized by the Company for disbursements. This cash management practice frequently results in total issued checks exceeding the available cash balance at a single financial institution. The Company’s policy is to record its cash disbursement accounts with a cash book overdraft in accounts payable. At July 2, 2011 and October 2, 2010, the Company had book overdrafts of $43.7 million and $54.4 million, respectively, classified in accounts payable and included in cash provided by operating activities.

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

Concentration of credit risk.    The Company’s largest customer, Smart & Final, Inc., a Non-Member customer, and the ten largest Member and Non-Member customers (including Smart & Final, Inc.) constituted approximately 12% and 45%, respectively, of total net sales for the thirty-nine week period ended July 2, 2011, and approximately 11% and 44%, respectively, of total net sales for the thirty-nine week period ended July 3, 2010. The Company’s ten customers with the largest accounts receivable balances accounted for approximately 39% and 41% of total accounts receivable at July 2, 2011 and October 2, 2010, respectively. Management believes that receivables are well diversified, and the allowances for doubtful accounts are sufficient to absorb estimated losses.

Investments.    Generally, the fair values for investments are readily determinable based on actively traded securities in the marketplace. Investments that are not actively traded are valued based upon inputs including quoted prices for identical or similar assets. Equity securities that do not have readily determinable fair values are accounted for using the cost or equity methods of accounting. The Company regularly evaluates securities carried at cost to determine whether there has been any diminution in value that is deemed to be other than temporary and adjusts the value accordingly.

The following table represents the Company’s financial instruments recorded at fair value and the hierarchy of those assets as of July 2, 2011:

(dollars in thousands)
	Level 1	Level 2	Level 3	Total
Money market funds	$9,040	$—	$—	$9,040
Common equity securities	10,030	—	—	10,030
Mutual funds	12,690	—	—	12,690
Corporate securities	—	22,490	—	22,490
Government securities	10,806	28,818	—	39,624
Municipal securities	—	2,970	—	2,970

Total	$42,566	$54,278	$—	$96,844

Money market funds are valued based on quoted prices in active markets (Level 1 inputs) and are included in cash and cash equivalents in the Company’s consolidated condensed balance sheets. Common equity securities and mutual funds are valued based on information received from a third party. These assets are valued based on quoted prices in active markets (Level 1 inputs). As of July 2, 2011, $10.0 million of common equity securities are included in investments and $12.7 million of mutual funds are included in other assets in the Company’s consolidated condensed balance sheets. Corporate securities, consisting of high quality investment grade corporate bonds, and government and municipal securities, consisting of U.S. government and agency obligations, U.S. government treasury securities and U.S. state and municipal bonds, are held by two of our insurance subsidiaries to fund loss reserves. These assets are valued based on information received from a third party pricing service. For assets traded in active markets, the assets are valued at quoted bond market prices (Level 1 inputs). For assets traded in inactive markets, the service’s pricing methodology uses observable inputs (such as bid/ask quotes) for identical or similar assets. Assets considered to be similar will have similar characteristics, such as: duration, volatility, prepayment speed, interest rates, yield curves, and/or risk profile and other market corroborated inputs (Level 2 inputs). The Company determines the classification of financial asset groups within the fair value hierarchy based on the lowest level of input into each group’s asset valuation. The financial instruments included in the preceding table, other than money market funds and mutual funds discussed above, are included in investments in the Company’s consolidated condensed balance sheets at July 2, 2011.

The Company did not have any transfers into and out of Levels 1 and 2 during the thirty-nine week period ended July 2, 2011. Since the Company does not own any Level 3 financial instruments, the adoption of the requirement pursuant to Accounting Standards Update No. 2010-06, “Improving Disclosures About Fair Value Measurements,” to separate disclosures on a gross basis about purchases, sales, issuances, and settlements relating to Level 3 measurements (adoption not required until the Company’s fiscal year-end 2012) is not expected to have an impact on the Company’s consolidated financial statements.

Notes payable.    The fair values of borrowings under the Company’s revolving credit facility are estimated to approximate their carrying amounts due to the short maturities of those obligations. The fair values for other notes payable are based primarily on rates currently available to the Company for debt with similar terms and remaining maturities.

The fair value of notes payable, excluding capital leases, was $239.9 million and $237.3 million compared to their carrying value of $231.9 million and $227.3 million at July 2, 2011 and October 2, 2010, respectively.

The methods and assumptions used to estimate the fair values of the Company’s financial instruments at July 2, 2011 and October 2, 2010 were based on estimates of market conditions, estimates using present value and risks existing at that time. These values represent an approximation of possible value and may never actually be realized.

3.     INVESTMENTS

The amortized cost and fair value of investments are as follows:

(dollars in thousands)
July 2, 2011	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Available for sale securities:
Fixed maturity securities:
U.S. Treasury securities and obligations of U.S. government corporations and agencies	$37,758	$1,997	$(131)	$39,624
Municipal securities	2,921	88	(39)	2,970
Corporate securities	21,860	739	(109)	22,490

Total fixed maturity securities	62,539	2,824	(279)	65,084
Equity securities	10,102	19	(91)	10,030

Total available for sale securities	$72,641	$2,843	$(370)	75,114

Common stock, at cost				13,488

Total Investments				$88,602

(dollars in thousands)
October 2, 2010	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Available for sale securities:
Fixed maturity securities:
U.S. Treasury securities and obligations of U.S. government corporations and agencies	$50,006	$2,623	$—	$52,629
Municipal securities	2,728	177	(11)	2,894
Corporate securities	17,158	1,316	(17)	18,457

Total fixed maturity securities	69,892	4,116	(28)	73,980
Equity securities	8,095	284	(11)	8,368

Total available for sale securities	$77,987	$4,400	$(39)	82,348

Common stock, at cost				13,488

Total Investments				$95,836

During the interim period ended July 2, 2011 and the fiscal year ended October 2, 2010, the Company did not hold any trading or held-to-maturity securities.

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

Unrealized losses on the Company’s investments in fixed maturity securities and equity securities were caused by interest rate increases rather than credit quality. Because the Company’s insurance subsidiaries do not intend to sell, nor do they have or anticipate having a regulatory requirement to sell these investments until recovery of fair value, which may be upon maturity, the Company does not consider these investments to be other-than-temporarily impaired at July 2, 2011.

The table below illustrates the length of time available for sale fixed maturity securities and equity securities, not deemed to be other-than-temporarily impaired, have been in a continuous unrealized loss position at July 2, 2011:

(dollars in thousands)	Less than 12 Months		12 Months or Greater		Total
Description of Securities	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
U.S. Treasury securities and U.S. government obligations	$5,834	$131	$—	$—	$5,834	$131
Municipal securities	494	39	—	—	494	39
Corporate debt securities	7,886	109	—	—	7,886	109
Equity securities	9,306	91	—	—	9,306	91

Total Investments	$23,520	$370	$—	$—	$23,520	$370

Available for sale fixed maturity securities are due as follows:

(dollars in thousands)
July 2, 2011	Amortized Cost	Fair Value
Due in one year or less	$2,717	$2,760
Due after one year through five years	14,402	14,898
Due after five years through ten years	15,700	16,171
Due after ten years	29,720	31,255

	$62,539	$65,084

(dollars in thousands)
October 2, 2010	Amortized Cost	Fair Value
Due in one year or less	$16,710	$16,727
Due after one year through five years	9,801	10,572
Due after five years through ten years	9,304	10,153
Due after ten years	34,077	36,528

	$69,892	$73,980

Expected maturities will differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties. Corporate mortgage-backed securities are shown as being due at their average expected maturity dates.

Amounts reported as “due in one year or less” are included in long-term investments, as the Company’s insurance subsidiaries are required to maintain investments in support of regulatory deposit requirements. Hence, investments with maturities less than one year maintained in support of this long-term commitment are generally sold to repurchase investments with longer maturities. As these investments continue to support a long-term commitment obligation related to insurance reserves, the Company classifies such amounts as long-term. At July 2, 2011 and October 2, 2010, the long-term portion of the related insurance reserves of $34.1 million and $37.6 million, respectively, are included in long-term liabilities, other in the Company’s consolidated condensed balance sheets.

Investments carried at fair values of $42.0 million and $41.4 million at July 2, 2011 and October 2, 2010 (which include $0.2 million and $0.4 million recorded in cash and cash equivalents), respectively, are maintained in support of regulatory deposit requirements ($38.8 million and $36.6 million in direct deposit of securities at July 2, 2011 and October 2, 2010, respectively) in compliance with statutory regulations. Investments with fair values of $7.2 million and $7.0 million at July 2, 2011 and October 2, 2010 (which include $0.1 million and $0.1 million recorded in cash and cash equivalents), respectively, are on deposit with regulatory authorities in compliance with statutory regulations. Investments with fair values of $0.9 million and $2.2 million at July 2, 2011 and October 2, 2010 (which include $0.0 million and $0.2 million recorded in cash and cash equivalents), respectively, are on deposit in compliance with collateral requirements on reinsurance arrangements.

Net investment income, which is included in net sales, is summarized as follows:

(dollars in thousands)
	Thirteen Weeks Ended		Thirty-Nine Weeks Ended
	July 2, 2011	July 3, 2010	July 2, 2011	July 3, 2010
Fixed maturity securities	$758	$1,066	$2,615	$3,040
Equity securities	25	—	1,530	—
Cash and cash equivalents	—	—	2	1

	783	1,066	4,147	3,041
Less: investment expenses	(67)	(69)	(219)	(211)

	$716	$997	$3,928	$2,830

Equity securities held by the Company that do not have readily determinable fair values are accounted for using the cost or equity methods of accounting. The Company evaluated its investments in equity securities for impairment as of July 2, 2011, and the Company did not consider any of these equity securities to be impaired.

The Company held investments in Western Family Holding Company (“Western Family”) common stock of $9.4 million at both July 2, 2011 and October 2, 2010. Western Family is a private cooperative located in Oregon from which the Company purchases food and general merchandise products. The investment represents approximately a 20% ownership interest at both July 2, 2011 and October 2, 2010. The Company’s ownership percentage in Western Family is based, in part, on the volume of purchases transacted with Western Family. The investment is accounted for using the equity method of accounting.

The Company’s wholly-owned finance subsidiary, Grocers Capital Company (“GCC”), has an investment in National Consumer Cooperative Bank (“NCB”), which operates as a cooperative and therefore its borrowers are required to own its Class B common stock. The investment in the Class B common stock of NCB aggregated $4.1 million at both July 2, 2011 and October 2, 2010. For the fiscal period ended July 2, 2011 and the fiscal year ended October 2, 2010, no dividends were received.

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

Management identifies segments based on the information monitored by the Company’s chief operating decision-makers to manage the business and, accordingly, has identified the following two reportable segments:

•

The Wholesale Distribution segment includes the results of operations from the sale of groceries and general merchandise products to both Members and Non-Members, including a broad range of branded and corporate brand products in nearly all the categories found in a typical supermarket, including dry grocery, frozen food, deli, meat, dairy, eggs, produce, bakery, ethnic, gourmet, specialty foods, natural & organic products, general merchandise and health and beauty care products. Support services (other than insurance and financing), including promotional planning, retail technology, equipment purchasing services and real estate services, are reported in our Wholesale Distribution segment. As of, and for the thirty-nine weeks ended, July 2, 2011, the Wholesale Distribution segment collectively represents approximately 99% of the Company’s total net sales and 86% of total assets.

Non-perishable products consist primarily of dry grocery, frozen food, deli, ethnic, gourmet, specialty foods, natural & organic products, general merchandise and health and beauty care. They also include (1) retail support services and (2) products and shipping services provided to Non-Member customers through Unified International, Inc. Perishable products consist primarily of service deli, service bakery, meat, eggs, produce, bakery, and dairy. Net sales within the Wholesale Distribution segment include $669.0 million and $685.8 million, or 69.2% and 70.2% of total Wholesale Distribution segment net sales for the thirteen weeks ended July 2, 2011 and July 3, 2010, respectively, attributable to sales of non-perishable products, and $297.5 million and $290.6 million, or 30.8% and 29.8% of total Wholesale Distribution segment net sales for the thirteen weeks ended July 2, 2011 and July 3, 2010, respectively, attributable to sales of perishable products. Net sales within the Wholesale Distribution segment include $2.035 billion and $2.105 billion, or 70.9% and 71.9% of total Wholesale Distribution segment net sales for the thirty-nine weeks ended July 2, 2011 and July 3, 2010, respectively, attributable to sales of non-perishable products, and $836.8 million and $823.6 million, or 29.1% and 28.1% of total Wholesale Distribution segment net sales for the thirty-nine weeks ended July 2, 2011 and July 3, 2010, respectively, attributable to sales of perishable products. Wholesale Distribution segment net sales also include revenues attributable to the Company’s retail support services, which comprise less than 1% of total Wholesale Distribution segment net sales, for each of the foregoing respective periods.

•

The Insurance segment includes the results of operations for the Company’s three insurance subsidiaries (Unified Grocers Insurance Services, Springfield Insurance Company and Springfield Insurance Company, Ltd.). These subsidiaries provide insurance and insurance-related products, including workers’ compensation and liability insurance policies, to both the Company and its Member and Non-Member customers. Unified Grocers Insurance Services is an insurance agency that places business with insurance carriers, both non-affiliated and Springfield Insurance Company. Springfield Insurance Company, Ltd. is a captive re-insurer for Springfield Insurance Company. Unified Grocers Insurance Services is a licensed insurance agency in Alaska, Arizona, California, Idaho, New Mexico, Nevada, Oregon, Texas, Washington and Utah. Springfield Insurance Company is a licensed insurance carrier in Arizona, California, Colorado, Idaho, Montana, New Mexico, Nevada, Oregon, Texas, Washington, Wyoming and Utah. Springfield Insurance Company, Ltd. is a licensed insurance carrier in the Commonwealth of Bermuda. As of, and for the thirty-nine weeks ended, July 2, 2011, the Company’s Insurance segment collectively accounts for approximately 1% of the Company’s total net sales and 11% of total assets.

The “All Other” category includes the results of operations for the Company’s other support businesses, including its finance subsidiary, whose services are provided to a common customer base, none of which individually meets the quantitative thresholds of a reportable segment. As of, and for the thirty-nine weeks ended, July 2, 2011, the “All Other” category collectively accounts for less than 1% of the Company’s total net sales and 3% of total assets.

Information about the Company’s operating segments is summarized below.

(dollars in thousands)
	Thirteen Weeks Ended		Thirty-Nine Weeks Ended
	July 2, 2011	July 3, 2010	July 2, 2011	July 3, 2010
Net sales
Wholesale distribution	$966,486	$976,449	$2,872,181	$2,928,602
Insurance	5,879	6,752	19,458	20,555
All other	250	247	729	724
Inter-segment eliminations	(3,274)	(3,327)	(9,773)	(10,251)

Total net sales	$969,341	$980,121	$2,882,595	$2,939,630

Operating income
Wholesale distribution	$12,203	$8,263	$27,379	$29,213
Insurance	384	1,179	3,061	1,642
All other	(19)	13	(39)	9

Total operating income	12,568	9,455	30,401	30,864

Interest expense	(3,060)	(2,913)	(9,376)	(8,686)
Estimated patronage dividends	(7,878)	(3,452)	(10,895)	(8,613)
Income taxes	(463)	(1,800)	(3,053)	(5,520)

Net earnings	$1,167	$1,290	$7,077	$8,045

Depreciation and amortization
Wholesale distribution	$4,628	$6,229	$16,615	$18,763
Insurance	82	56	245	85
All other	15	2	46	5

Total depreciation and amortization	$4,725	$6,287	$16,906	$18,853

Capital expenditures
Wholesale distribution	$1,688	$1,330	$6,916	$4,862
Insurance	5	152	68	213
All other	—	—	—	—

Total capital expenditures	$1,693	$1,482	$6,984	$5,075

Identifiable assets at July 2, 2011 and July 3, 2010
Wholesale distribution	$782,810	$765,376	$782,810	$765,376
Insurance	102,598	108,197	102,598	108,197
All other	26,342	21,187	26,342	21,187

Total identifiable assets	$911,750	$894,760	$911,750	$894,760

5.     SHAREHOLDERS’ EQUITY

During the thirty-nine week period ended July 2, 2011, the Company issued 1,050 Class A Shares with an issue value of $0.3 million and redeemed 9,800 Class A Shares with a redemption value of $2.9 million. The Company also issued 459 Class B Shares with an issue value of $0.1 million and redeemed 21,805 Class B Shares with a redemption value of $6.3 million during the thirty-nine week period ended July 2, 2011.

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

The Company also sponsors an Executive Salary Protection Plan (“ESPP”) that provides supplemental post-termination retirement income based on each participant’s salary and years of service as an officer of the Company (see Note 13 of Notes to Consolidated Financial Statements in Part II, Item 8. “Financial Statements and Supplementary Data” of the Company’s Annual Report on Form 10-K for the year ended October 2, 2010 for additional discussion). Funds are held in a rabbi trust for the ESPP consisting primarily of life insurance policies reported at cash surrender value and mutual fund assets consisting of various publicly-traded mutual funds reported at estimated fair value based on quoted market prices. In accordance with ASC Topic 710, “Compensation – General,” the assets and liabilities of a rabbi trust must be accounted for as if they are assets and liabilities of the Company. In addition, all earnings and expenses of the rabbi trust are reported in the Company’s consolidated condensed statement of earnings. The cash surrender value of such life insurance policies aggregated $17.8 million and $15.9 million at July 2, 2011 and October 2, 2010, respectively, and are included in other assets in the Company’s consolidated condensed balance sheets. Mutual funds reported at their estimated fair value of $12.7 million and $11.1 million at July 2, 2011 and October 2, 2010, respectively, are included in other assets in the Company’s consolidated condensed balance sheets. The related accrued benefit cost (representing the Company’s benefit obligation to participants) of $37.8 million and $33.9 million at July 2, 2011 and October 2, 2010, respectively, is recorded in long-term liabilities, other in the Company’s consolidated condensed balance sheets. The assets held in the rabbi trust are not available for general corporate purposes. The rabbi trust is subject to creditor claims in the event of insolvency. The trust assets are excluded from ESPP plan assets as they do not qualify as plan assets under ASC Topic 715, “Compensation – Retirement Benefits” (“ASC Topic 715”).

The Company sponsors other postretirement benefit plans that provide certain medical coverage to retired non-union employees and provide unused sick leave benefits for certain eligible non-union and union employees. Those plans are not funded.

The components of net periodic cost for pension and other postretirement benefits for the respective thirteen and thirty-nine weeks ended July 2, 2011 and July 3, 2010 consist of the following:

(dollars in thousands)
	Pension Benefits				Other Postretirement Benefits
	Thirteen Weeks Ended		Thirty-Nine Weeks Ended		Thirteen Weeks Ended		Thirty-Nine Weeks Ended
	July 2, 2011	July 3, 2010	July 2, 2011	July 3, 2010	July 2, 2011	July 3, 2010	July 2, 2011	July 3, 2010
Service cost	$1,925	$1,706	$5,775	$5,117	$518	$433	$1,555	$1,299
Interest cost	2,972	2,990	8,916	8,970	736	659	2,208	1,977
Expected return on plan assets	(3,100)	(2,747)	(9,300)	(8,242)	—	—	—	—
Amortization of prior service cost (credit)	55	63	166	189	(118)	(118)	(354)	(354)
Recognized actuarial loss (gain)	996	877	2,987	2,633	35	(67)	105	(202)

Net periodic cost	$2,848	$2,889	$8,544	$8,667	$1,171	$907	$3,514	$2,720

The Company’s funding policy is to make contributions to the Unified Cash Balance Plan in amounts that are at least sufficient to meet the minimum funding requirements of applicable laws and regulations, but no more than amounts deductible for federal income tax purposes. The Company expects to make estimated contributions to the Unified Cash Balance Plan totaling $12.9 million during fiscal 2011, which is comprised of $5.1 million for the 2011 plan year and $7.8 million for the 2010 plan year. At its discretion, the Company may contribute in excess of these amounts. Additional contributions, if any, will be based, in part, on future actuarial funding calculations and the performance of plan investments. The Company contributed $2.5 million and $3.8 million to the Unified Cash Balance Plan during the thirty-nine weeks ended July 2, 2011 for the 2011 and 2010 plan years, respectively.

Additionally, at the beginning of fiscal 2011, the Company expected to contribute $0.2 million to the ESPP to fund projected benefit payments to participants for the 2011 plan year. The Company contributed $0.5 million to the ESPP during the thirty-nine weeks ended July 2, 2011 to fund benefit payments to participants for the 2011 plan year. Benefit payments in excess of expected amounts were due to the retirement of a plan participant during the 2011 plan year.

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

9.     RECENTLY ADOPTED AND RECENTLY ISSUED AUTHORITATIVE ACCOUNTING GUIDANCE

In June 2011, the FASB and the International Accounting Standards Board (“IASB”) issued Accounting Standards Update (“ASU”) No. 2011-05, “Comprehensive Income (Topic 220): Presentation of Comprehensive Income” (“ASU No. 2011-05”). ASU No. 2011-05 addresses concerns about how other comprehensive income is reported under U.S. GAAP and International Financial Reporting Standards (“IFRSs”) and increases the prominence of other comprehensive income in the financial statements. ASU No. 2011-05 allows for the option of presenting either one continuous statement of net income and other comprehensive income or two consecutive statements. The standard does not change the items which must be reported in other comprehensive income, how such items are measured or when they must be reclassified to net income. ASU No. 2011-05 is effective for fiscal years ending after December 15, 2012, and interim and annual periods thereafter. Early adoption is permitted. Since ASU No. 2011-05 impacts presentation only, it will have no impact on the Company’s consolidated condensed financial statements. The Company will formally adopt ASU No. 2011-05 commencing in the first quarter of fiscal 2013. However, since the Company currently presents the Consolidated Condensed Statements of Earnings and Consolidated Condensed Statements of Comprehensive Earnings as two consecutive statements, the Company’s presentation of comprehensive income is in compliance with ASU No. 2011-05.

In May 2011, the FASB and the IASB issued ASU No. 2011-04, “Fair Value Measurement (Topic 820): Amendments to Achieve Common Fair Value Measurement and Disclosure Requirements in U.S. GAAP and IFRSs” (“ASU No. 2011-04”). ASU No. 2011-04 does not extend the use of fair value accounting, but provides guidance on how it should be applied where its use is already required or permitted by other standards within U.S. GAAP or IFRSs. The amendments in ASU No. 2011-04 change the wording used to describe many of the requirements in U.S. GAAP for measuring fair value and for disclosing information about fair value measurements. Amendments in ASU No. 2011-04 include those that: (1) clarify the FASB’s intent about the application of existing fair value measurement and disclosure requirements, and (2) change a particular principle or requirement for measuring fair value or for disclosing information about fair value measurements. For many of the requirements, the FASB does not intend for the amendments in ASU No. 2011-04 to result in a change in the application of the requirements in Topic 820. ASU No. 2011-04 is effective during interim and annual periods beginning after December 15, 2011. Accordingly, the Company will adopt ASU No. 2011-04 commencing in the second quarter of fiscal 2012. The adoption of ASU No. 2011-04 is not expected to have an impact on the Company’s consolidated condensed financial statements.

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

Release No. 33-9002 is effective as of April 13, 2009, except the temporary section above is only effective from April 13, 2009 until October 31, 2014. The SEC adopted a phase-in schedule indicating when registrants must furnish interactive data. Under this schedule, the Company will submit filings with financial statement information using XBRL commencing with periods ending on or after June 15, 2011, or the Company’s Quarterly Report on Form 10-Q for this third fiscal quarter of 2011. The Company has furnished the required XBRL exhibits concurrent with the filing of this Quarterly Report on Form 10-Q. See Part II, Item 6. “Exhibits” for further description of the exhibits filed pursuant to Release No. 33-9002.

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

We sell a wide variety of products typically found in supermarkets, as well as a variety of specialty products. We report all product sales in our Wholesale Distribution segment, which represents approximately 99% of our total net sales. Our customers include our owners (“Members”) and non-owners (“Non-Members”). We also provide support services to our customers, including insurance, financing, promotional planning, retail technology, equipment purchasing services and real estate services. Support services, other than insurance and financing, are reported in our Wholesale Distribution segment. Insurance activities account for approximately 1% of total net sales and are reported in our Insurance segment, while finance activities are grouped with our All Other business activities. The availability of specific products and services may vary by geographic region. We have three separate geographical and marketing regions: Southern California, Northern California and the Pacific Northwest.

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

One of our initiatives is to continue our development of programs and services designed with consumers in mind. The retail store is becoming a bigger source of information for consumers about the products that are available to them. To provide this information, we are offering more in-store literature to educate consumers about the products we offer, particularly to promote value and savings through event marketing and everyday low price campaigns.

Economic Factors

During the thirty-nine weeks ended July 2, 2011, our sales declined, in part, due to the effects of low consumer confidence and high unemployment caused by the current economic climate and credit market turmoil that have negatively impacted consumer spending and resulted in consumers buying more cautiously than in previous years. Job losses have also caused greater demographic shifts that can change the composition of consumers and their related product focus in a given marketplace.

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

The majority of Unified’s investments (approximately 85%) are held by two of our insurance subsidiaries, and include U.S. government and agency obligations, high quality investment grade corporate bonds, U.S. government treasury securities, U.S. state and municipal securities, and common equity securities. These investments, excluding the common equity securities, are generally not actively traded and are valued based upon inputs including quoted prices for identical or similar assets. Collectively, the estimated fair value or market value of these investments continued to exceed their cost during the thirty-nine weeks ended July 2, 2011. Approximately 11% of our investments are held by our Wholesale Distribution segment, which consists primarily of Western Family Holding Company (“Western Family”) common stock. Western Family is a private cooperative located in Oregon from which Unified purchases food and general merchandise products. Approximately 4% of our investments are held by our other support businesses and consists of an investment by the Company’s wholly-owned finance subsidiary in National Consumer Cooperative Bank (“NCB”). NCB operates as a cooperative and therefore its borrowers are required to own its Class B common stock.

The Company invests in life insurance policies (reported at cash surrender value) and various publicly-traded mutual funds (reported at estimated fair value based on quoted market prices) to fund obligations pursuant to its Executive Salary Protection Plan (see Note 7 of Notes to Consolidated Condensed Financial Statements in Item 1. “Financial Statements (Unaudited)” of this Quarterly Report on Form 10-Q for additional discussion). Life insurance and mutual fund assets with values tied to the equity markets are impacted by overall market conditions. During the thirty-nine weeks ended July 2, 2011, net earnings and net comprehensive earnings experienced an increase corresponding to the increase in life insurance and mutual fund assets, respectively.

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

Sales Activities and Recent Developments

We experienced an overall net sales decrease of $10.8 million, or 1.1%, to $969.3 million for the thirteen weeks ended July 2, 2011 (the “2011 Period”) as compared to $980.1 million for the thirteen weeks ended July 3, 2010 (the “2010 Period”). Our net sales for the Wholesale Distribution segment decreased $10.0 million, or 1.0%, for the comparable 2011 and 2010 Periods due to store closures and the ongoing difficult economic conditions, partially offset by the weeks preceding Easter occurring in the third quarter of fiscal 2011 compared to the second quarter of fiscal 2010. Net sales in our Insurance segment decreased $0.8 million for the comparable thirteen-week periods.

We experienced an overall net sales decrease of $57.0 million, or 1.9%, to $2.883 billion for the thirty-nine weeks ended July 2, 2011 (the “2011 Period”) as compared to $2.940 billion for the thirty-nine weeks ended July 3, 2010 (the “2010 Period”). Our net sales for the Wholesale Distribution segment decreased $56.4 million, or 1.9%, for the comparable 2011 and 2010 Periods due to store closures and the ongoing difficult economic conditions. Net sales in our Insurance segment decreased $0.6 million for the comparable thirty-nine week periods.

On or about February 16, 2011, C&K Market, Inc. (“C&K”) informed the Company that it intended unilaterally to terminate its supply agreement with the Company (the “Supply Agreement”). The Supply Agreement would have terminated by its terms in December 2013. On April 13, 2011, the Company initiated an arbitration proceeding against C&K. On June 3, 2011, the Company and C&K entered into a Termination and Settlement Agreement (the “Settlement Agreement”) that resolved matters relating to C&K’s early termination of its Supply Agreement with the Company. Under the Settlement Agreement, C&K paid the Company $4.3 million to terminate the Supply Agreement and reimburse the Company for attorneys’ fees incurred. The Company incurred $0.9 million in costs related to the termination of the C&K Supply Agreement. The net amount of $3.4 million was realized in the third quarter of fiscal 2011 (the “C&K Settlement”).

C&K is a Member currently included in our top ten customer and Member net sales. C&K ceased purchasing from Unified during May 2011. For the fifty-two week period from April 3, 2010 to April 2, 2011 (the most recent twelve-month period prior to ceasing sales), C&K represented $144.9 million, or 3.7% of total net sales.

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

The following table sets forth selected consolidated financial data of Unified expressed as a percentage of net sales for the periods indicated and the percentage increase or decrease in such items over the prior year period.

	Thirteen Weeks Ended		% Change Thirteen Weeks	Thirty-Nine Weeks Ended		% Change Thirty-Nine Weeks
Fiscal Period Ended	July 2, 2011	July 3, 2010		July 2, 2011	July 3, 2010
Net sales	100.0%	100.0%	(1.1)%	100.0%	100.0%	(1.9)%
Cost of sales	91.1	91.0	(1.0)	91.1	91.0	(1.9)
Distribution, selling and administrative expenses	7.6	8.0	(6.1)	7.9	8.0	(3.0)
Operating income	1.3	1.0	32.9	1.0	1.0	(1.5)
Interest expense	(0.3)	(0.3)	5.0	(0.3)	(0.3)	7.9
Estimated patronage dividends	(0.8)	(0.3)	128.2	(0.4)	(0.3)	26.5
Income taxes	(0.1)	(0.2)	(74.3)	(0.1)	(0.2)	(44.7)
Net earnings	0.1%	0.2%	(9.5)%	0.2%	0.2%	(12.0)%

THIRTEEN WEEK PERIOD ENDED JULY 2, 2011 (“2011 PERIOD”) COMPARED TO THE THIRTEEN WEEK PERIOD ENDED JULY 3, 2010 (“2010 PERIOD”)

Overview of the 2011 Period.    Our consolidated operating income increased $3.1 million to $12.6 million in the 2011 Period compared to $9.5 million in the 2010 Period.

The overall increase in operating income is summarized in our operating segments and other business activities as follows:

•

Wholesale Distribution Segment:    The Wholesale Distribution segment’s operating income increased $3.9 million to $12.2 million in the 2011 Period compared to $8.3 million in the 2010 Period. This increase in earnings was primarily due to the C&K Settlement and a decline in distribution, selling and administrative expenses, partially offset by a decline in net sales.

•

Insurance Segment:    Operating income decreased $0.8 million in our Insurance segment to $0.4 million in the 2011 Period compared to $1.2 million in the 2010 Period. This decrease was primarily due to a reduction in both workers’ compensation premium revenue and investment income.

•	All Other: Operating income was insignificant for the 2011 and 2010 Periods. All Other business activities primarily consist of activities conducted through our finance subsidiary.

The following tables summarize the performance of each business segment for the 2011 and 2010 Periods.

Wholesale Distribution Segment

(dollars in thousands)

	Thirteen Weeks Ended July 2, 2011		Thirteen Weeks Ended July 3, 2010
	Amounts in 000’s	Percent to Net Sales	Amounts in 000’s	Percent to Net Sales	Difference
Gross sales	$966,486	—	$976,449	—	$(9,963)
Inter-segment eliminations	—	—	—	—	—

Net sales	966,486	100.0%	976,449	100.0%	(9,963)
Cost of sales	882,560	91.3	891,693	91.3	(9,133)
Distribution, selling and administrative expenses	71,723	7.4	76,493	7.8	(4,770)

Operating income	$12,203	1.3%	$8,263	0.9%	$3,940

Insurance Segment

(dollars in thousands)

	Thirteen Weeks Ended July 2, 2011		Thirteen Weeks Ended July 3, 2010
	Amounts in 000’s	Percent to Net Sales	Amounts in 000’s	Percent to Net Sales	Difference
Gross sales – premiums earned and investment income	$5,879	—	$6,752	—	$(873)
Inter-segment eliminations	(3,213)	—	(3,263)	—	50

Net sales – premiums earned and investment income	2,666	100.0%	3,489	100.0%	(823)
Cost of sales – underwriting expenses	468	17.6	452	13.0	16
Selling and administrative expenses	1,814	68.0	1,858	53.3	(44)

Operating income (loss)	$384	14.4%	$1,179	33.7%	$(795)

All Other

(dollars in thousands)

	Thirteen Weeks Ended July 2, 2011		Thirteen Weeks Ended July 3, 2010
	Amounts in 000’s	Percent to Net Sales	Amounts in 000’s	Percent to Net Sales	Difference
Gross sales	$250	—	$247	—	$3
Inter-segment eliminations	(61)	—	(64)	—	3

Net sales	189	100.0%	183	100.0%	6
Selling and administrative expenses	208	110.1	170	92.9	38

Operating (loss) income	$(19)	(10.1)%	$13	7.1%	$(32)

Net sales.    Consolidated net sales decreased $10.8 million, or 1.1%, to $969.3 million in the 2011 Period compared to $980.1 million for the 2010 Period. Factors impacting net sales are as follows:

•

Wholesale Distribution Segment:    Wholesale Distribution net sales decreased $10.0 million to $966.5 million in the 2011 Period compared to $976.5 million for the 2010 Period. Significant components of this decrease are summarized below.

Continuing Customers

•

Net sales to customers that continued to purchase from Unified, exclusive of store closures (see “Store Closures” below), increased by approximately $26.0 million. This includes an increase of approximately $7 million due to the weeks preceding Easter occurring in the third quarter of fiscal 2011 compared to the second quarter of fiscal 2010.

New Customers

•	During the 2011 Period, we began supplying new customers and customers that were previously served by competitors, resulting in a $2.9 million increase in net sales.

Discontinued Customers

•

Sales in the 2010 Period, net of sales in the 2011 Period, to customers that discontinued business with us and began purchasing their products from competitors were $20.4 million. This amount includes $20.0 million related to C&K.

Store Closures

•	Net sales to customers in the 2010 Period that were non-recurring due to store closures were $18.5 million.

•

Insurance Segment:    Net sales, consisting principally of premium revenues and investment income, decreased $0.8 million to $2.7 million in the 2011 Period compared to $3.5 million for the 2010 Period. The decrease is primarily due to a reduction in workers’ compensation premium revenue and lower investment income.

•	All Other: Net sales were consistent at $0.1 million in the 2011 and 2010 Periods.

Cost of sales (including underwriting expenses).    Consolidated cost of sales was $883.0 million for the 2011 Period and $892.1 million for the 2010 Period and comprised 91.1% and 91.0% of consolidated net sales for the 2011 and 2010 Periods, respectively. Factors impacting cost of sales are as follows:

•

Wholesale Distribution Segment:    Cost of sales decreased by $9.1 million to $882.6 million in the 2011 Period compared to $891.7 million in the 2010 Period. As a percentage of Wholesale Distribution net sales, cost of sales was 91.3% for both the 2011 and 2010 Periods.

•	The change in product and customer sales mix resulted in a 0.2% increase in cost of sales as a percent of Wholesale Distribution net sales in the 2011 Period compared to the 2010 Period.

•

Vendor related activity contributed to a 0.2% decrease in cost of sales as a percent of Wholesale Distribution net sales in the 2011 Period compared to the 2010 Period. This change was primarily driven by an increase in inventory holding gains (realized upon sale) due to vendor price increases as well as changes in vendor marketing activity.

•

Insurance Segment:    Cost of sales primarily consists of claims loss and loss adjustment expenses, underwriting expenses, commissions, premium taxes and regulatory fees. Cost of sales remained consistent at $0.4 million in the 2011 and 2010 Periods. The cost of insurance and the adequacy of loss reserves are impacted by actuarial estimates based on a detailed analysis of health care cost trends, claims history, demographics and industry trends. As a result, the amount of loss reserves and future expenses is significantly affected by these variables and may significantly change, depending on the cost of providing benefits and the results of further legislative action. See additional discussion related to insurance reserves under “Risk Factors – Our insurance reserves may be inadequate if unexpected losses occur.”

Distribution, selling and administrative expenses.    Consolidated distribution, selling and administrative expenses were $73.7 million in the 2011 Period compared to $78.5 million in the 2010 Period, reflecting a decrease of $4.8 million, and comprised 7.6% and 8.0% of net sales for the 2011 and 2010 Periods, respectively. Factors impacting distribution, selling and administrative expenses are as follows:

•

Wholesale Distribution Segment:    Distribution, selling and administrative expenses decreased $4.7 million to $71.7 million in the 2011 Period compared to $76.4 million in the 2010 Period, and comprised 7.4% and 7.8% of Wholesale Distribution net sales for the 2011 and 2010 Periods, respectively.

•

C&K Settlement:    During the 2011 Period, distribution, selling and administrative expenses decreased $3.4 million, or 0.4% as a percent of Wholesale Distribution net sales, resulting from the C&K Settlement.

•

Insurance Expense (other than Workers’ Compensation):    During the 2011 Period, we experienced net insurance expense decreases of $1.4 million, or 0.1% as a percent of Wholesale Distribution net sales. This decrease is primarily due to the improvement in the cash surrender value of our life insurance policy assets, which are held in a rabbi trust to support post-termination retirement benefits and are not available for general corporate purposes. The changes in our policy assets are a result of changes in the fair value of the underlying securities, which are highly concentrated in U.S. equity markets and priced based on readily determinable market values.

•

Fuel Expense:    During the 2011 Period, we experienced diesel fuel expense increases of $0.8 million, or 0.1% as a percent of Wholesale Distribution net sales. This increase is primarily due to the rising cost of oil.

•

Other Expense Changes:    General expenses decreased $0.7 million due primarily to the Company’s continued focus on cost containment, but did not change as a percent of Wholesale Distribution net sales due to the leveraging effect of reduced sales.

•	Insurance Segment: Selling and administrative expenses for the Insurance segment were $1.8 million and $1.9 million in the 2011 and 2010 Periods, respectively.

•	All Other: Selling and administrative expenses for our All Other business activities were $0.2 million in both the 2011 and 2010 Periods.

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

•

Weighted Average Borrowings:    Interest expense increased $0.3 million from the 2010 Period as a result of higher outstanding debt. Weighted average borrowings increased by $27.5 million primarily due to increased inventory levels during the 2011 Period.

•

Interest Rates:    Interest expense decreased $0.1 million from the 2010 Period due to a decrease in our effective borrowing rate. Our effective borrowing rate for the combined primary debt, made up of the revolving lines of credit for Unified and GCC, and senior secured notes, was 4.3% and 4.5% for the 2011 and 2010 Periods, respectively. The rate decrease was due to a lower proportion of the senior secured notes in the primary debt, partially offset by a higher effective rate on the new revolving line of credit. On October 8, 2010, the Company entered into a new revolving credit agreement with Wells Fargo Bank, National Association, as Administrative Agent (see “Outstanding Debt and Other Financing Arrangements” and the Company’s Current Report on Form 8-K filed on October 13, 2010 for additional information).

Borrowings on our revolving credit agreement are subject to market rate fluctuations. A 25 basis point change in the market rate of interest over the period would have resulted in a $0.1 million increase or decrease in corresponding interest expense.

•	Interest expense on our other debt instruments was $0.3 million for both the 2011 and 2010 Periods.

Estimated patronage dividends.    Estimated patronage dividends for the 2011 Period were $7.8 million, compared to estimated patronage dividends of $3.5 million in the 2010 Period. Patronage dividends for the 2011 and 2010 Periods consisted of the patronage activities from the Company’s three patronage earnings divisions: the California Dairy Division, the Pacific Northwest Dairy Division and the Cooperative Division. For the 2011 and 2010 Periods, respectively, the Company had patronage earnings of $2.5 million and $3.0 million in the California Dairy Division, $0.3 million and $0.4 million in the Pacific Northwest Dairy Division and patronage earnings of $5.0 million and $0.1 million in the Cooperative Division. The increase in the Cooperative Division patronage earnings for the 2011 Period was primarily due to the C&K Settlement and lower distribution, selling and administrative expenses, partially offset by lower sales. Patronage dividends generated by the Cooperative Division are distributed annually, historically in cash, Class B and Class E Shares (see Part I, Item 1. “Business – Patronage Dividends” of the Company’s Annual Report on Form 10-K for the year ended October 2, 2010 for additional information), while patronage dividends generated by the dairy divisions are paid quarterly (historically in cash).

Income taxes.    The Company’s effective income tax rate was 28.4% for the 2011 Period compared to 58.3% for the 2010 Period. The lower rate for the 2011 Period is due to favorable returns on the Company’s corporate-owned life insurance policies. Gains and losses in the value of corporate-owned life insurance are included in net earnings, but are not subject to income taxes.

THIRTY-NINE WEEK PERIOD ENDED JULY 2, 2011 (“2011 PERIOD”) COMPARED TO THE THIRTY-NINE WEEK PERIOD ENDED JULY 3, 2010 (“2010 PERIOD”)

Overview of the 2011 Period.    Our consolidated operating income decreased $0.5 million to $30.4 million in the 2011 Period compared to $30.9 million in the 2010 Period.

The overall decrease in operating income is summarized in our operating segments and other business activities as follows:

•

Wholesale Distribution Segment:    The Wholesale Distribution segment’s operating income decreased $1.9 million to $27.4 million in the 2011 Period compared to $29.3 million in the 2010 Period. This decrease in earnings was primarily due to the decline in net sales, partially offset by a decline in distribution, selling and administrative expenses.

•

Insurance Segment:    Operating income increased $1.4 million in our Insurance segment to $3.0 million in the 2011 Period compared to $1.6 million in the 2010 Period. This improvement was primarily due to recording an estimated reserve for a customer’s fire-related claims loss in the 2010 Period and higher realized gains from the sale of investments in the 2011 Period, partially offset by a reduction in workers’ compensation premium revenue.

•	All Other: Operating income was insignificant for the 2011 and 2010 Periods. All Other business activities primarily consist of activities conducted through our finance subsidiary.

The following tables summarize the performance of each business segment for the 2011 and 2010 Periods.

Wholesale Distribution Segment

(dollars in thousands)

	Thirty-Nine Weeks Ended July 2, 2011		Thirty-Nine Weeks Ended July 3, 2010
	Amounts in 000’s	Percent to Net Sales	Amounts in 000’s	Percent to Net Sales	Difference
Gross sales	$2,872,181	—	$2,928,602	—	$(56,421)
Inter-segment eliminations	—	—	—	—	—

Net sales	2,872,181	100.0%	2,928,602	100.0%	(56,421)
Cost of sales	2,623,879	91.4	2,671,190	91.2	(47,311)
Distribution, selling and administrative expenses	220,923	7.7	228,199	7.8	(7,276)

Operating income	$27,379	0.9%	$29,213	1.0%	$(1,834)

Insurance Segment

(dollars in thousands)

	Thirty-Nine Weeks Ended July 2, 2011		Thirty-Nine Weeks Ended July 3, 2010
	Amounts in 000’s	Percent to Net Sales	Amounts in 000’s	Percent to Net Sales	Difference
Gross sales – premiums earned and investment income	$19,458	—	$20,555	—	$(1,097)
Inter-segment eliminations	(9,588)	—	(10,042)	—	454

Net sales – premiums earned and investment income	9,870	100.0%	10,513	100.0%	(643)
Cost of sales – underwriting expenses	1,331	13.5	3,673	35.0	(2,342)
Selling and administrative expenses	5,478	55.5	5,198	49.4	280

Operating income	$3,061	31.0%	$1,642	15.6%	$1,419

All Other

(dollars in thousands)

	Thirty-Nine Weeks Ended July 2, 2011		Thirty-Nine Weeks Ended July 3, 2010
	Amounts in 000’s	Percent to Net Sales	Amounts in 000’s	Percent to Net Sales	Difference
Gross sales	$729	—	$724	—	$5
Inter-segment eliminations	(185)	—	(209)	—	24

Net sales	544	100.0%	515	100.0%	29
Selling and administrative expenses	583	107.2	506	98.3	77

Operating loss	$(39)	(7.2)%	$9	1.7%	$(48)

Net sales.    Consolidated net sales decreased $57.0 million, or 1.9%, to $2.883 billion in the 2011 Period compared to $2.940 billion for the 2010 Period. Factors impacting net sales are as follows:

•

Wholesale Distribution Segment:    Wholesale Distribution net sales decreased $56.4 million to $2.872 billion in the 2011 Period compared to $2.929 billion for the 2010 Period. Significant components of this decrease are summarized below.

Continuing Customers

•	Net sales to customers that continued to purchase from Unified, exclusive of store closures (see “Store Closures” below), increased by approximately $15.7 million.

New Customers

•	During the 2011 Period, we began supplying new customers and customers that were previously served by competitors, resulting in a $10.2 million increase in net sales.

Discontinued Customers

•

Sales in the 2010 Period, net of sales in the 2011 Period, to customers that discontinued business with us and began purchasing their products from competitors were $25.8 million. This amount includes $25.1 million related to C&K.

Store Closures

•	Net sales to customers in the 2010 Period that were non-recurring due to store closures were $56.5 million.

•

Insurance Segment:    Net sales, consisting principally of premium revenues and investment income, decreased $0.6 million to $9.9 million in the 2011 Period compared to $10.5 million for the 2010 Period. The decrease is primarily due to a reduction in workers’ compensation premium revenue partially offset by an increase in gains realized from the sale of investments.

•	All Other: Net sales were consistent at $0.5 million in the 2011 and 2010 Periods.

Cost of sales (including underwriting expenses).    Consolidated cost of sales was $2.625 billion for the 2011 Period and $2.675 billion for the 2010 Period and comprised 91.1% and 91.0% of consolidated net sales for the 2011 and 2010 Periods, respectively. Factors impacting cost of sales are as follows:

•

Wholesale Distribution Segment:    Cost of sales decreased by $47.3 million to $2.624 billion in the 2011 Period compared to $2.671 billion in the 2010 Period. As a percentage of Wholesale Distribution net sales, cost of sales was 91.4% and 91.2% for the 2011 and 2010 Periods, respectively.

•	The change in product and customer sales mix resulted in a 0.3% increase in cost of sales as a percent of Wholesale Distribution net sales in the 2011 Period compared to the 2010 Period.

•

Vendor related activity contributed to a 0.1% decrease in cost of sales as a percent of Wholesale Distribution net sales in the 2011 Period compared to the 2010 Period. This change was primarily driven by an increase in inventory holding gains (realized upon sale) due to vendor price increases as well as changes in vendor marketing activity.

•

Insurance Segment:    Cost of sales primarily consists of claims loss and loss adjustment expenses, underwriting expenses, commissions, premium taxes and regulatory fees. Cost of sales decreased $2.4 million from $3.7 million in the 2010 Period to $1.3 million in the 2011 Period. The decrease is primarily due to an increase in reserves in the 2010 Period for an insurance claim by a customer related to a fire loss estimated at $1.2 million and reduced exposure to claims losses resulting from the decline in premium revenue in the 2011 Period (see “Net sales – Insurance Segment”). The cost of insurance and the adequacy of loss reserves are impacted by actuarial estimates based on a detailed analysis of health care cost trends, claims history, demographics and industry trends. As a result, the amount of loss reserves and future expenses is significantly affected by these variables and may significantly change, depending on the cost of providing benefits and the results of further legislative action. See additional discussion related to insurance reserves under “Risk Factors – Our insurance reserves may be inadequate if unexpected losses occur.”

Distribution, selling and administrative expenses.    Consolidated distribution, selling and administrative expenses were $227.0 million in the 2011 Period compared to $233.9 million in the 2010 Period, reflecting a decrease of $6.9 million, and comprised 7.9% and 8.0% of net sales for the 2011 and 2010 Periods, respectively. Factors impacting distribution, selling and administrative expenses are as follows:

•

Wholesale Distribution Segment:    Distribution, selling and administrative expenses decreased $7.3 million to $220.9 million in the 2011 Period compared to $228.2 million in the 2010 Period, and comprised 7.7% and 7.8% of Wholesale Distribution net sales for the 2011 and 2010 Periods, respectively.

•

C&K Settlement:    During the 2011 Period, distribution, selling and administrative expenses decreased $3.4 million, or 0.1% as a percent of Wholesale Distribution net sales, resulting from the C&K Settlement.

•

Insurance Expense (other than Workers’ Compensation):    During the 2011 Period, we experienced net insurance expense decreases of $2.2 million, or 0.1% as a percent of Wholesale Distribution net sales. This decrease is primarily due to the improvement in the cash surrender value of our life insurance policy assets, which are held in a rabbi trust to support post-termination retirement benefits and are not available for general corporate purposes. The changes in our policy assets are a result of changes in the fair value of the underlying securities, which are highly concentrated in U.S. equity markets and priced based on readily determinable market values.

•

Fuel Expense:    During the 2011 Period, we experienced diesel fuel expense increases of $1.6 million, or 0.1% as a percent of Wholesale Distribution net sales. This increase is primarily due to the rising cost of oil.

•

Non-Union Medical Benefits:    During the 2011 Period, we experienced expense increases of $1.5 million, or 0.1% as a percent of Wholesale Distribution net sales, primarily due to the increased cost of medical benefits.

•	Other Expense Changes: General expenses decreased $4.8 million, or 0.1% as a percent of Wholesale Distribution net sales, due primarily to the Company’s continued focus on cost containment.

•	Insurance Segment: Selling and administrative expenses for the Insurance segment were $5.5 million and $5.2 million in the 2011 and 2010 Periods, respectively.

•	All Other: Selling and administrative expenses for our All Other business activities were $0.6 million and $0.5 million in the 2011 Period and 2010 Period, respectively.

Interest.    Interest expense increased $0.7 million to $9.4 million in the 2011 Period compared to $8.7 million in the 2010 Period and comprised 0.3% of consolidated net sales for both the 2011 and 2010 Periods. Factors impacting interest expense are as follows:

•	Interest expense on our primary debt instruments (as described below) increased $0.8 million to $8.6 million in the 2011 Period compared to $7.8 million in the 2010 Period.

•

Weighted Average Borrowings:    Interest expense increased $0.4 million from the 2010 Period as a result of higher outstanding debt. Weighted average borrowings increased by $11.7 million primarily due to increased inventory levels during the thirty-nine week 2011 Period.

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

•	Interest expense on our other debt instruments was $0.8 million for the 2011 Period and $0.9 million for the 2010 Period.

Estimated patronage dividends.    Estimated patronage dividends for the 2011 Period were $10.9 million, compared to $8.6 million in the 2010 Period. Patronage dividends for the 2011 and 2010 Periods consisted of the patronage earnings from the Company’s three patronage earnings divisions: the California Dairy Division, the Pacific Northwest Dairy Division and the Cooperative Division. For the 2011 and 2010 Periods, respectively, the Company had patronage earnings of $8.2 million and $8.9 million in the California Dairy Division, resulting from decreased sales volume, $1.1 million and $1.2 million in the Pacific Northwest Dairy Division and patronage earnings of $1.6 million and patronage losses of $1.5 million in the Cooperative Division. The increase in the Cooperative Division patronage earnings for the 2011 Period was primarily due to the C&K Settlement and lower distribution, selling and administrative expenses, partially offset by lower sales. Patronage dividends generated by the Cooperative Division are distributed annually, historically in cash, Class B and Class E Shares (see Part I, Item 1. “Business – Patronage Dividends” of the Company’s Annual Report on Form 10-K for the year ended October 2, 2010 for additional information), while patronage dividends generated by the dairy divisions are paid quarterly (historically in cash).

Income taxes.    The Company’s effective income tax rate was 30.1% for the 2011 Period compared to 40.7% for the 2010 Period. The lower rate for the 2011 Period is due to favorable returns on the Company’s corporate-owned life insurance policies. Gains and losses in the value of corporate-owned life insurance are included in net earnings, but are not subject to income taxes.

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

CASH FLOW

The Company generated positive cash flow from operating activities during the thirty-nine week 2011 Period. Cash from operations was used for investing and financing activities, including redemption of Members’ capital shares and investing in the Company’s infrastructure. The Company also reinvested proceeds from maturing investments.

As a result of these activities, net cash, consisting of cash and cash equivalents, increased by $4.1 million to $10.0 million for the thirty-nine week 2011 Period ended July 2, 2011 compared to $5.9 million as of the fiscal year ended October 2, 2010.

The following table summarizes the impact of operating, investing and financing activities on the Company’s cash flows for the thirty-nine week 2011 and 2010 Periods:

(dollars in thousands)
Summary of Net Increase in Total Cash	2011	2010	Difference
Cash provided by operating activities	$21,349	$26,575	$(5,226)
Cash utilized by investing activities	(11,120)	(11,306)	186
Cash utilized by financing activities	(6,089)	(14,800)	8,711

Total increase in cash	$4,140	$469	$3,671

Net cash flows from operating, investing and financing activities increased by $3.6 million to an increase of $4.1 million in cash for the 2011 Period compared to an increase of $0.5 million in cash for the 2010 Period. The increase in net cash flow for the 2011 Period consisted of cash provided from operating activities of $21.3 million, offset by cash used in investing activities of $11.1 million and financing activities of $6.1 million. The primary factors contributing to the changes in cash flow are discussed below. At July 2, 2011 and October 2, 2010, working capital was $202.5 million and $194.2 million, respectively, and the current ratio was 1.8 and 1.7, respectively.

Operating Activities:    Net cash provided by operating activities decreased by $5.3 million to $21.3 million provided in the 2011 Period compared to $26.6 million provided in the 2010 Period. The decrease in cash provided by operating activities compared to the 2010 Period was attributable to (1) a decrease between the periods in net cash flows related to inventories of $23.6 million, primarily in order for the Company to take advantage of certain favorable buying opportunities, (2) an increase in cash used to fund pension plan contributions of $2.6 million, (3) an increase between the periods in cash used to pay accounts payable and accrued liabilities of $4.7 million, and (4) net cash used by other operating activities of $3.2 million. The foregoing decreases of $34.1 million in cash provided were partially offset by (1) a decrease between the periods of $23.9 million in accounts receivable, (2) a decrease between the periods related to the payment of prepaid expenses of $3.3 million, and (3) an increase in long-term liabilities between the periods of $1.6 million primarily attributable to an increase in pension and postretirement liabilities.

Investing Activities:    Net cash utilized by investing activities decreased by $0.2 million to $11.1 million for the 2011 Period compared to $11.3 million in the 2010 Period. The decrease in cash utilized by investing activities during the 2011 Period as compared to the 2010 Period was due mainly to (1) a decrease in net notes receivable activities of $3.2 million, reflecting normal fluctuation in loan activity to Members for their inventory and equipment financing and (2) a decrease of $5.7 million in net investment activities by the Company’s insurance subsidiaries, consisting of the purchase and sale of securities to replace maturing investments in their portfolios. The foregoing decreases of $8.9 million in cash used were offset by (1) an increase in other assets of $6.8 million, primarily related to the change in value between the periods of the Company’s mutual fund and life insurance policy assets and (2) an increase in capital expenditures between the periods of $1.9 million. Spending on investing activities is expected to be funded by existing cash balances, cash generated from operations or additional borrowings.

Financing Activities:    Net cash utilized by financing activities was $6.1 million for the 2011 Period compared to $14.8 million in the 2010 Period. The net decrease of $8.7 million in cash utilized by financing activities for the 2011 Period as compared to the 2010 Period was due primarily to a decrease in cash utilized of $9.5 million related to changes in the Company’s long-term and short-term notes payable and deferred financing fees. See “Outstanding Debt and Other Financing Arrangements” for further discussion regarding the Company’s credit facilities and financing arrangements. The decrease in cash utilized by debt financing activities was partially offset by increased cash utilized by Member investment and share activity of $0.8 million. Future cash used by financing activities to meet capital spending requirements is expected to be funded by the Company’s continuing operating cash flow or additional borrowings.

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

CONTRACTUAL OBLIGATIONS AND COMMERCIAL COMMITMENTS

During the Company’s first fiscal quarter ended January 1, 2011, we extended the lease agreement for our main warehouse and office complex in Seattle to April 2018. The lease agreement includes rent increases on an annual basis. The Company may terminate the lease agreement during the last two (2) years by providing notice, which will become effective twenty-four (24) months after receipt by the landlord.

Other than the items disclosed in the preceding paragraph and in “Outstanding Debt and Other Financing Arrangements” herein, there have been no material changes in the Company’s contractual obligations and commercial commitments outside the ordinary course of the Company’s business during the thirty-nine week period ended July 2, 2011. See “Contractual Obligations and Commercial Commitments” discussed in Part II, Item 7. “Management’s Discussion and Analysis of Financial Condition and Results of Operations” of the Company’s Annual Report on Form 10-K for the year ended October 2, 2010 for additional information.

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

The Agreement provides for loans which bear interest at either the Base Rate or the Eurodollar Rate, in each case plus a margin based upon the Consolidated Total Funded Debt (as defined in the Agreement) to earnings before interest, taxes, depreciation, amortization and patronage dividends (“EBITDAP”) Ratio. Eurodollar Rate Loans will bear interest margins (and letters of credit issued under the Agreement will bear letter of credit fees) of between 1.00% per annum and 2.00% per annum, based upon the Consolidated Total Funded Debt to EBITDAP Ratio of the Company. Base Rate Loans will bear interest margins of between 0.00% per annum and 1.00% per annum, dependent upon the Company’s Consolidated Total Funded Debt to EBITDAP Ratio. Undrawn portions of the commitments under the Agreement bear commitment fees at rates of between 0.20% per annum and 0.30% per annum, also dependent upon the Company’s Consolidated Total Funded Debt to EBITDAP Ratio.

The Company’s outstanding borrowings under the Agreement increased to $112.6 million at July 2, 2011 (Eurodollar and Base Rate Loans at a blended average rate of 1.85% per annum) from $105.3 million at October 2, 2010 (Base Rate Loans only at 3.25% per annum) under its previous revolving Credit Agreement (see related discussion regarding our interest expense in “Management’s Discussion and Analysis of Financial Condition and Results of Operations” for the thirty-nine week period ended July 2, 2011), with access to approximately $161.4 million of additional capital available under the Agreement (based on the amounts indicated above) to fund the Company’s continuing operations and capital spending requirements for the foreseeable future.

Senior Secured Notes

At July 2, 2011 and October 2, 2010, respectively, the Company had a total of $109.3 million and $111.0 million outstanding in senior secured notes to certain insurance companies and pension funds (referred to collectively as “John Hancock Life Insurance Company” or “Hancock”) under a note purchase agreement dated September 29, 1999 (as amended, the “Senior Note Agreement”) as amended and restated effective January 6, 2006 and further amended on November 3, 2009. See “Outstanding Debt and Other Financing Arrangements – Senior Secured Notes” discussed in Part II, Item 7. “Management’s Discussion and Analysis of Financial Condition and Results of Operations” of the Company’s Annual Report on Form 10-K for the year ended October 2, 2010 for additional information.

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

The GCC Loan Agreement provides for revolving loans and term loans. At the election of GCC, revolving loans shall bear interest at either the LIBOR Rate or the Base Rate, and term loans shall bear interest at either the LIBOR/Swap Rate or the Base Rate, in each case plus an interest rate margin. The interest rate margin for LIBOR Rate loans is 3.00% per annum. The interest rate margin for Base Rate loans is 0.75% per annum. The interest rate margin for LIBOR/Swap Rate loans is 3.25% per annum. Notwithstanding the foregoing, all loans will be subject to daily interest rate floors. For term loans that bear interest at a LIBOR/Swap Rate, the daily minimum rate is based on a 5.75% per annum rate. For all other loans, the daily minimum rate is based on a 4.00% per annum rate. Undrawn portions of the commitments under the GCC Loan Agreement bear commitment fees at the rate of 0.25% per annum. GCC had revolving loan borrowings of $10.0 million and $11.0 million, both bearing an interest rate of 4.00% (3.25% prime plus 0.75% interest rate margin), outstanding at July 2, 2011 and October 2, 2010, respectively. There were no term loan borrowings outstanding at July 2, 2011 and October 2, 2010.

Other than the foregoing discussion, there have been no material changes in the Company’s outstanding debt and other financing arrangements outside the ordinary course of the Company’s business during the thirty-nine week period ended July 2, 2011. See “Outstanding Debt and Other Financing Arrangements” discussed in Part II, Item 7. “Management’s Discussion and Analysis of Financial Condition and Results of Operations” of the Company’s Annual Report on Form 10-K for the year ended October 2, 2010 for additional information.

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

Members’ Required Deposits are contractually subordinated and subject to the prior payment in full of senior indebtedness of the Company. See “DESCRIPTION OF DEPOSIT ACCOUNTS – Subordination” included in the Company’s Post-Effective Amendment No. 2 to Registration Statement on Form S-1 filed on January 12, 2011, with respect to the Company’s offering of Partially Subordinated Patrons’ Deposit Accounts for additional information. Unified’s obligation to repay Members’ Required Deposit accounts on termination of Member status (once the Member’s obligations to Unified have been satisfied) is reported as a long-term liability on Unified’s consolidated condensed balance sheets. Excess Deposits are not subordinated to Unified’s other obligations and are reported as short-term liabilities on Unified’s consolidated condensed balance sheets. At July 2, 2011 and October 2, 2010, Unified had $9.2 million and $8.6 million, respectively, in “Member and Non-Members’ deposits” and $13.9 million and $14.0 million, respectively, in “Members’ deposits and estimated patronage dividends” (of which $10.7 million and $11.4 million, respectively, represented Excess Deposits as previously defined).

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

On April 20, 2011, the Board authorized the repurchase of 2,450 shares of the Company’s Class A Shares that had been tendered and pending redemption. The Company redeemed the shares on April 26, 2011, and paid approximately $0.8 million to redeem the shares. On June 7, 2011, the Board authorized the repurchase of 1,050 shares of the Company’s Class A Shares that had been tendered and pending redemption. The Company redeemed the shares on June 14, 2011, and paid approximately $0.3 million to redeem the shares.

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

The Company’s net periodic benefit cost for its combined pension and other postretirement benefits was approximately $12.1 million and $11.4 million for the thirty-nine weeks ended July 2, 2011 and July 3, 2010, respectively.

The Company expects to make estimated contributions to the Unified Cash Balance Plan totaling $12.9 million during fiscal 2011, which is comprised of $5.1 million for the 2011 plan year and $7.8 million for the 2010 plan year. At its discretion, the Company may contribute in excess of these amounts. Additional contributions, if any, will be based, in part, on future actuarial funding calculations and the performance of plan investments. The Company contributed $2.5 million and $3.8 million to the Unified Cash Balance Plan during the thirty-nine weeks ended July 2, 2011 for the 2011 and 2010 plan years, respectively.

Additionally, at the beginning of fiscal 2011, the Company expected to contribute $0.2 million to the ESPP to fund projected benefit payments to participants for the 2011 plan year. The Company contributed $0.5 million to the

ESPP during the thirty-nine weeks ended July 2, 2011 to fund benefit payments to participants for the 2011 plan year. Benefit payments in excess of expected amounts were due to the retirement of a plan participant during the 2011 plan year.

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

We will continue to be subject to the risk of loss of Member and Non-Member customer volume, including the potential concentration of credit risk.    The Company’s operating results are highly dependent upon either maintaining or growing its distribution volume to its customers. The Company’s largest customer, Smart & Final, Inc., a Non-Member customer, and the ten largest Member and Non-Member customers (including Smart & Final, Inc.) constituted approximately 12% and 45%, respectively, of total net sales for the thirty-nine week period ended

July 2, 2011. A significant loss in membership or volume could adversely affect the Company’s operating results. We will continue to be subject to the risks associated with consolidation within the grocery industry. When independent retailers are acquired by large chains with self-distribution capacity, are driven from business by larger grocery chains, or become large enough to develop their own self-distribution system, we will lose distribution volume. Members may also select other wholesale providers. Reduced volume is normally injurious to profitable operations since fixed costs must be spread over a lower sales volume if the volume cannot be replaced.

In addition, the Company is exposed to concentrations of credit risk related primarily to trade receivables, notes receivable, and lease guarantees for certain Members. The Company’s ten customers with the largest accounts receivable balances accounted for approximately 39% and 41% of total accounts receivable at July 2, 2011 and October 2, 2010, respectively. These concentrations of credit risk may be affected by changes in economic or other conditions affecting the western United States, particularly Arizona, California, Nevada, Oregon and Washington. However, management believes that receivables are well diversified, and the allowances for doubtful accounts are sufficient to absorb estimated losses. Obligations of Members to the Company, including lease guarantees, are generally supported by the Company’s right of offset, upon default, against the Members’ cash deposits, shareholdings and Patronage Certificates, as well as personal guarantees and reimbursement and indemnification agreements.

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

As of July 2, 2011, the Company believes it has sufficient cash flow from operations and availability under the revolving credit agreement to meet operating needs, capital spending requirements and required debt repayments through October 8, 2015. However, if access to operating cash or to the revolving credit agreement becomes restricted, the Company may be compelled to seek alternate sources of cash. The Company cannot assure that alternate sources will provide cash on terms favorable to the Company. Consequently, the inability to access alternate sources of cash on terms similar to its existing agreement could adversely affect the Company’s operations.

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

The credit and liquidity crisis in the United States and throughout the global financial system triggered substantial volatility in the world financial markets and banking system. While the value of the investment portfolios of the Company’s defined benefit pension plans increased during fiscal 2010 and reflected improvement for the thirty-nine weeks ended July 2, 2011, the values of the plans’ individual investments have and will fluctuate in response to changing market conditions, the amount of gains or losses that will be recognized in subsequent periods, if any, cannot be determined.

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

A strike or work stoppage by employees could disrupt our business. The inability to negotiate acceptable contracts with the unions could result in a strike or work stoppage and increased operating costs resulting from higher wages or benefits paid to union members or replacement workers.    Such outcome could have a material negative impact on the Company’s operations and financial results. Approximately 57% of Unified’s employees are covered by collective bargaining agreements, which have various expiration dates ranging from 2011 through 2015.

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

Members are required to purchase stock, and may be required to make cash deposits, in Unified. The lack of liquidity in these investments may make attracting new Members difficult and may cause existing Members to withdraw from membership.    Members are required to meet specific capital requirements, which include capital stock ownership and may include required cash deposits. These investments by Members are a principal source of our capital, and for the thirty-nine weeks ended July 2, 2011, approximately 80% of our net sales were to Members. We compete with other wholesale suppliers who are not structured as cooperatives and therefore have no investment requirements for customers. Our requirements to purchase stock or maintain cash deposits may become an obstacle to retaining existing business and attracting new business. For a discussion of required Member equity investments and deposits, see Item 1, “Business – Capital Shares – Class B Shares” and Item 1, “Business – Member Equity Investments” of the Company’s Annual Report on Form 10-K for the year ended October 2, 2010.

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

Unified is subject to interest rate changes on certain of its notes payable under the Company’s credit agreements that may affect the fair value of the notes payable, as well as cash flow and earnings. Based on the notes payable outstanding at July 2, 2011 and the current market condition, a one percent change in the applicable interest rates would impact the Company’s annual cash flow and pretax earnings by approximately $1.2 million. See Note 2 of Notes to Consolidated Condensed Financial Statements in Item 1, “Financial Statements (Unaudited)” for additional discussion regarding the fair value of notes payable.

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

The majority of the Company’s investments are held primarily by two of its insurance subsidiaries, and includes U.S. government and agency obligations, high quality investment grade corporate bonds, U.S. government treasury securities, U.S. state and municipal securities, and common equity securities. These investments, excluding the common equity securities, are generally not actively traded and are valued based upon inputs including quoted prices for identical or similar assets. Collectively, the estimated fair value or market value of these investments continued to exceed their cost during the thirty-nine weeks ended July 2, 2011.

Life insurance and mutual fund assets with values tied to the equity markets are impacted by overall market conditions. During the thirty-nine weeks ended July 2, 2011, net earnings and net comprehensive earnings experienced an increase corresponding to the increase in life insurance and mutual fund assets, respectively.

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

Changes in internal controls over financial reporting.    Management, with the participation of the CEO and CFO of the Company, has evaluated any changes in the Company’s internal control over financial reporting that occurred during the most recent fiscal quarter. Based on that evaluation, management, the CEO and the CFO of the Company have concluded that no change in our internal control over financial reporting (as defined in Rule 13a-15(f) under the Securities Exchange Act of 1934) occurred during the quarter ended July 2, 2011 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

COMPANY PURCHASES OF EQUITY SECURITIES

Period	Total Number of Shares Purchased	Average Price Paid Per Share
April 3, 2011 – April 30, 2011	2,450 Class A Shares	$304.48
May 1, 2011 – May 28, 2011	— Shares	$—
May 29, 2011 – July 2, 2011	1,050 Class A Shares	$304.48

Total	3,500 Shares	$304.48

Refer to “Redemption of Capital Stock” in Part I, Item 2 of this Quarterly Report on Form 10-Q for discussion of the Company’s share redemptions.

ITEM 3.	DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4.	[REMOVED AND RESERVED]

ITEM 5.	OTHER INFORMATION

None.

ITEM 6.	EXHIBITS

(a)	Exhibits

3.1

Amended and Restated Articles of Incorporation of the Registrant, as amended (incorporated by reference to Exhibit 3.1 to the Registrant’s Quarterly Report on Form 10-Q for the quarterly period ended on March 29, 2008, filed on May 13, 2008).

3.2	Bylaws of the Registrant, as amended (incorporated by reference to Exhibit 3.1 to the Registrant’s Current Report on Form 8-K, filed on June 28, 2010).

31.1*	Chief Executive Officer Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2*	Chief Financial Officer Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1*	Chief Executive Officer Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2*	Chief Financial Officer Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS**	XBRL Instance Document.

101.SCH**	XBRL Taxonomy Extension Schema Document.

101.CAL**	XBRL Taxonomy Extension Calculation Linkbase Document.

101.DEF**	XBRL Taxonomy Extension Definition Linkbase Document.

101.LAB**	XBRL Taxonomy Extension Label Linkbase Document.

101.PRE**	XBRL Taxonomy Extension Presentation Linkbase Document.

*	Filed herein.
**

Pursuant to Rule 406T of Regulation S-T, the Interactive Data Files on Exhibit 101 hereto, formatted in XBRL (eXtensible Business Reporting Language), are deemed not filed or part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933, as amended, are deemed not filed for purposes of Section 18 of the Securities Exchange Act of 1934, as amended, and otherwise are not subject to liability under those sections.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

UNIFIED GROCERS, INC.

By	/s/ Alfred A. Plamann
Alfred A. Plamann Chief Executive Officer (Principal Executive Officer)

By	/s/ Richard J. Martin
Richard J. Martin Executive Vice President, Finance & Administration and Chief Financial Officer (Principal Financial and Accounting Officer)

By	/s/ Randall G. Scoville
Randall G. Scoville Senior Vice President, Accounting and Chief Accounting Officer

Dated: August 9, 2011