Form 10-K
period 2011-10-01
UNIFIED GROCERS, INC.
filed 2011-12-09
CIK 320431

United States

Securities and Exchange Commission

Washington, D.C. 20549

Form 10-K

(Mark One)

☒ Annual report pursuant to Section 13 or 15(d) of the Securities

Exchange Act of 1934 for the fiscal year ended October 1, 2011 or

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes  ☒            No   ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes  ☒            No   ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§229.405) is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☒

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

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

The number of shares outstanding of each of the registrant’s classes of common stock, as of December 9, 2011, was as follows:

Class A: 155,750 shares	Class B: 433,122 shares	Class C: 15 shares	Class E: 251,808 shares

Documents Incorporated By Reference: Portions of the proxy statement for the 2012 annual meeting, which will be filed within 120 days of the end of the fiscal year, are incorporated by reference into Part III of this Form 10-K.

Part I

Item 1.    BUSINESS

Business Overview

General

Unified Grocers, Inc. (referred to in this Form 10-K, together with its consolidated subsidiaries, as “Unified,” “the Company,” “we,” “us,” or “our”) is a retailer-owned, grocery wholesale cooperative serving supermarket, specialty and convenience store operators located primarily in the western United States and the Pacific Rim. We sell a wide variety of products typically found in supermarkets through the Cooperative and Dairy Divisions of Unified, our specialty food subsidiary (Market Centre) and our international sales subsidiary (Unified International, Inc.). We report all product sales and results from certain of our support services to customers, including promotional planning, retail technology, equipment purchasing and real estate services, in our Wholesale Distribution segment. We also provide insurance and financing services to our customers through separate subsidiaries, the results of which are reported in our Insurance segment and All Other business activities, respectively. The availability of specific products and services may vary by geographic region. We have three separate geographical and marketing regions: Southern California, Northern California and the Pacific Northwest.

Our customers include our owners (“Members”) and non-owners (“Non-Members”). We do business primarily with those customers that have been accepted as Members. Our Members operate supermarket companies that range in size from single store operators to regional supermarket chains. Store sizes range from neighborhood stores of less than 10,000 square feet to large box format stores of over 80,000 square feet. Members are required to meet specific requirements, which include ownership of our capital stock and may include required cash deposits. Customers who purchase less than $1 million annually from the Company would not generally be considered for membership, while customers who purchase over $3 million annually are typically required to become Members. In addition, each Member must meet purchase requirements that may be modified at the discretion of the Company’s Board of Directors (the “Board”).

We distribute the earnings from patronage activities conducted by us, excluding our subsidiaries, with our Members (“Patronage Business”), in the form of patronage dividends. An entity that does not meet Member purchase requirements may conduct business with us as a Non-Member customer. We may also grant an entity that meets our Member purchase requirements the ability to conduct business with us as a Non-Member customer. We retain the earnings from our subsidiaries and from business conducted with Non-Members (collectively, “Non-Patronage Business”).

Unified is a California corporation organized in 1922 and incorporated in 1925. In September 1999, we completed a merger (the “Merger”) with United Grocers, Inc. (“United”), a grocery cooperative headquartered in Milwaukie, Oregon. In connection with the Merger, we changed our name from Certified Grocers of California, Ltd. to Unified Western Grocers, Inc. In October 2007, we purchased certain assets and assumed certain liabilities of Associated Grocers, Incorporated (“AG”) and its subsidiaries (the “Seattle Operations”), a retailer-owned grocery cooperative headquartered in Seattle, Washington (the “Acquisition”). As part of an initiative to strengthen our corporate brand and image in the marketplace, in fiscal 2007, we began to do business as “Unified Grocers” for nearly all purposes, and effected a legal name change on February 20, 2008.

Recent Developments

During fiscal 2011, our net sales declined $73.3 million, or 1.9%. In February 2011, a Member currently included in our top ten customers and Member net sales, informed us that it intended to unilaterally terminate its supply agreement with us and begin buying from another supplier. See Part II, Item 7. “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Sales Highlights and Other Information—Fiscal 2011” for additional information. Excluding the effect of the reduction in sales to this discontinued Member as it transitioned to a new supplier, our net sales declined $10.5 million, or 0.3%. In addition to the impact of the net sales decline, our fiscal 2011 net earnings were impacted by rising non-union healthcare and fuel costs. Our continued focus on cost containment has helped to partially mitigate the impact of lower net sales and higher healthcare and fuel expenses. We anticipate that we will continue to experience the same conditions, with low consumer confidence, high unemployment and food price inflation, during our next fiscal year.

Company Structure and Organization

Overview

Our business includes the following two reportable segments:

•

Wholesale Distribution segment—Our Wholesale Distribution business includes the sale of perishable and non-perishable food and non-food products to both Members and Non-Members. Our Wholesale Distribution business provided approximately 99% of our consolidated net sales and approximately 87%, 89% and 90% of our consolidated operating income for each of the three fiscal years ended October 1, 2011 (the “2011 Period” or “fiscal 2011”), October 2, 2010 (the “2010 Period” or “fiscal 2010”) and October 3, 2009 (the “2009 Period” or “fiscal 2009”), and approximately 86% of consolidated total assets for each of the foregoing three fiscal years. The Wholesale Distribution business includes a broad range of branded and corporate brand products in nearly all product categories found in a typical supermarket. In addition, this business segment includes the provision of certain retail support services to our customers, including merchandising, retail pricing, advertising, promotional planning, retail technology, equipment purchasing and real estate services.

•

Insurance segment—Our Insurance business includes two insurance subsidiaries (Springfield Insurance Company and Springfield Insurance Company Limited) that provide insurance and insurance-related products, including workers’ compensation and liability insurance policies, to both us and our Member and Non-Member customers and one insurance agency subsidiary (Unified Grocers Insurance Services) that places business with insurance carriers, including our insurance subsidiaries.

We also have other support businesses, consisting primarily of our financing subsidiary that provides financing services to our Members.

The following table presents percentages of net sales by type of similar product, as classified by the Company:

	Percent of Consolidated Net Sales
	Fiscal Years Ended
	October 1, 2011	October 2, 2010	October 3, 2009
Wholesale Distribution:
Non-perishable products(1)	70%	71%	72%
Perishable products(2)	29%	28%	27%

Total Wholesale Distribution net sales	99%	99%	99%

Insurance and Other(3)	1%	1%	1%

Total consolidated net sales	100%	100%	100%

(1)	Consists primarily of dry grocery, frozen food, deli, ethnic, gourmet, specialty foods, natural and organic products, general merchandise and health and beauty care. Also includes (a) retail support services and (b) products and shipping services provided to Non-Member customers through Unified International, Inc.
(2)	Consists primarily of service deli, service bakery, meat, eggs, produce, bakery, and dairy.
(3)	Consists primarily of revenues from our Insurance segment and All Other support business activities.

For fiscal 2011, 2010 and 2009, products and services distributed through the Wholesale Distribution segment accounted for 99% of consolidated total net sales. Non-perishable products within the Wholesale Distribution segment’s revenues include sales of retail support services that comprised less than 1% of consolidated total net sales for each of the three respective fiscal years. Revenues from the Insurance segment, consisting principally of premium revenues, and All Other business activities, consisting principally of revenues from our wholly-owned finance subsidiary, accounted for 1% of consolidated total net sales for each of the three fiscal years. See Note 14 of Notes to Consolidated Financial Statements in Part II, Item 8 “Financial Statements and Supplementary Data” for additional segment information.

Wholesale Distribution Business

Overview

Our Wholesale Distribution business provides products and services to similar customer groups, comprised of Members and Non-Members, through the following divisions and subsidiaries:

•

Cooperative Division:    Products sold through the Cooperative Division include dry grocery, frozen food, deli, meat, eggs, produce, bakery, general merchandise and health and beauty care. We also provide retail support services including promotional planning, technology support services, equipment purchasing services and real estate services. We have divided our Cooperative Division into three marketing regions to better serve the product and service needs of our customers: Southern California, Northern California and Pacific Northwest.

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

•

Market Centre:    We sell food products such as Hispanic, other ethnic, gourmet, natural, organic and other specialty foods through our Market Centre subsidiary. We also sell products carried in the Cooperative Division to small Non-Member customers through our Market Centre subsidiary.

•	Unified International, Inc.: We sell products and provide shipping services to Non-Member customers through our Unified International, Inc. subsidiary.

Earnings from business conducted with Members in our Cooperative, Southern California Dairy and Pacific Northwest Dairy divisions are distributed in the form of patronage dividends. We retain the earnings from business conducted with Non-Members in our Cooperative, Southern California Dairy, and Pacific Northwest Dairy divisions. We also retain the earnings from all business, both Member and Non-Member, conducted with our subsidiaries, including Market Centre and Unified International, Inc.

Supply Agreements

During the normal course of business, we enter into supply agreements with certain Member and Non-Member customers. These agreements typically require that the Member or Non-Member customer purchase specified amounts of their merchandise requirements from us and obligates us to supply such merchandise pursuant to agreed-upon terms and conditions relating to matters such as pricing (i.e., mark-up) and delivery. The supply agreements vary with respect to terms and length.

Products

National Brands

We supply more than 100,000 national and regional brand items, which represented approximately 87.9% of our net sales in the Wholesale Distribution segment in fiscal 2011. We believe that national and regional brands are attractive to chain accounts and other customers seeking consistent product availability throughout their operations. Our national brand strategy is to foster close relationships with many national suppliers, which provide us with important sales and marketing support.

Corporate Brands

Our corporate brands enable us to offer our customers an exclusive and expanding line of product alternatives to comparable national brands across a wide range of price points. Our two-tier corporate brand strategy emphasizes certain brands as a direct alternative to national brand items and other brands as an alternative to lower cost regional labels. We sell an extensive line of food and non-food items under various corporate brands. Sales of our corporate brand products represented approximately 12.1% of net sales in the Wholesale Distribution segment in fiscal 2011. We currently offer over 5,000 corporate brand products, including dry grocery, frozen, delicatessen, general merchandise, ice cream, fluid milk and bakery. These products are sold under the following corporate labels: Western Family, Springfield, Special Value, Golden Crème, Cottage Hearth and Natural Directions. Western Family and Natural Directions products are acquired from Western Family Holding Company, of which we hold a partial ownership interest (see Note 3 of Notes to Consolidated Financial Statements in Part II, Item 8, “Financial Statements and Supplementary Data.”). We operate a bakery manufacturing facility and a milk, water and juice processing plant in Los Angeles, California, selling such products under the Springfield, Golden Crème and Cottage Hearth brands. With the exception of certain bakery, milk, water and juice products, all of our corporate brand products are manufactured by third parties.

Facilities and Transportation

As of October 1, 2011, we operate approximately 5.0 million square feet of warehouse and manufacturing space throughout our marketing area.

•

Southern California:    We own and operate a dry grocery warehouse facility in Commerce and a combined frozen foods/refrigerated warehouse facility in Santa Fe Springs. We also lease a perishable foods warehouse facility in Los Angeles. These facilities serve our customers in Southern California, Southern Nevada, Arizona, New Mexico, Texas, Colorado and the Pacific Rim. We own and operate a bakery manufacturing facility and a milk, water and juice processing plant, both in Los Angeles.

•

Northern California:    We own a dry grocery and a combined frozen foods/refrigerated warehouse facility in Stockton. We lease a dry warehouse facility in Fresno. The Stockton facility provides dry grocery, frozen and refrigerated foods primarily to our customers in Northern California, Hawaii, Northern Nevada and the Pacific Rim. The Stockton facility also supplies gourmet, specialty, and natural/organic foods to all three of our marketing regions. The Fresno facility distributes general merchandise and health and beauty care products to customers throughout California, Nevada, Hawaii, Arizona, New Mexico, Texas and the Pacific Rim.

•

Pacific Northwest:    We own and operate a facility in Milwaukie, Oregon that provides dry grocery, frozen and refrigerated foods, as well as general merchandise and health and beauty care. We also lease and operate a facility in Seattle, Washington. During fiscal 2011, we extended our lease on our current Seattle location through April 30, 2018 (see “Contractual Obligations and Commercial Commitments” for further discussion). These facilities serve our Pacific Northwest region, which includes Alaska, Oregon, Washington, Idaho, California and the Pacific Rim.

We believe that our properties are generally in good condition, well maintained and suitable and adequate to carry on our business as presently conducted.

One of our competitive strengths lies in our ability to provide the many different items our customers need to compete across multiple retail formats. Rather than continuing to build the additional warehouse space necessary to store and distribute duplicate items in all regions, we have focused on extending the reach of our current facilities. This strategy enables us to be selective about which items are duplicated in more than one region. Our specialty food subsidiary, Market Centre, provides an example of where we have been successful in reducing the duplication of items across multiple warehouses. Market Centre warehouses a portion of its products exclusively in our facility in Stockton, California and provides gourmet, specialty and natural/organic foods to all three of our marketing regions, eliminating the need to buy, store and manage inventories in multiple locations. By extending the reach of our facilities, we are also able to supply items to our customers on a just-in-time basis, which minimizes our inventory-carrying requirement.

Our customers may choose either of two delivery options for the distribution of our products: have us deliver orders to their stores or warehouses or pick-up their orders from our distribution centers. We operate a fleet of 325 tractors and 1,112 trailers that we use to distribute products to our customers. Approximately 51% of our sales are delivered to customers by our own fleet of tractors and trailers.

Insurance Business

Our Insurance business consists of two insurance subsidiaries (Springfield Insurance Company and Springfield Insurance Company Limited) that provide insurance and insurance-related products to both the Company and its Member and Non-Member customers and one insurance agency subsidiary (Unified Grocers Insurance Services) that places business with insurance carriers, including our insurance subsidiaries. The insurance and insurance-related products provided by our insurance subsidiaries include workers’ compensation and liability insurance policies, representing approximately 81.0% and 19.0%, respectively, of our total Insurance segment revenues in fiscal 2011.

Unified Grocers Insurance Services is an insurance agency that places business with insurance carriers, both non-affiliated and Springfield Insurance Company. Springfield Insurance Company, Limited is a captive re-insurer for Springfield Insurance Company.

Unified Grocers Insurance Services is a licensed insurance agency in Alaska, Arizona, California, Idaho, New Mexico, Nevada, Oregon, Texas, Washington and Utah. Springfield Insurance Company is a licensed insurance carrier in Arizona, California, Colorado, Idaho, Montana, New Mexico, Nevada, Oregon, Texas, Washington, Wyoming and Utah. Springfield Insurance Company, Limited is a licensed insurance carrier in the Commonwealth of Bermuda. Our Insurance segment generated 91.9% of policy revenues from sales in California, 6.2% from sales in Oregon and 1.9% from sales in other states in fiscal 2011. Our insurance subsidiaries compete with both national and regional insurance carriers.

Springfield Insurance Company is licensed to transact insurance in twelve western and southwestern states. It is subject to the insurance laws and regulations of each state. Domiciled in California, Springfield Insurance Company’s primary regulatory oversight is conducted by the California Department of Insurance (“CDI”). The CDI performs a thorough statutory accounting financial examination every three years. The CDI also conducts “Market Conduct” and “Claims Practice” examinations to ensure that the rating, underwriting and claims practices of Springfield Insurance Company are in compliance with state regulations. Each state’s legislature and regulatory agencies continually amend insurance laws and regulations. We use subscriptions, reporting services and direct communications from the states to monitor and maintain compliance within this changing environment.

Springfield Insurance Company, Limited is both domiciled and licensed to transact insurance business in the Commonwealth of Bermuda. It is subject to the insurance laws and regulations of the Bermuda Monetary Authority. This agency reviews each annual report for compliance with the Bermuda Insurance Act of 1978. We use a third party administrator located in Bermuda to monitor and maintain compliance with regulatory changes.

Our Insurance segment represented approximately 1% of our consolidated net sales and approximately 13%, 11% and 10%, respectively, of consolidated operating income and 12% of consolidated total assets for fiscal 2011, 2010 and 2009.

Other Support Businesses

Our other support businesses, consisting primarily of a financing entity, collectively accounted for less than 1% of our consolidated net sales and consolidated operating income and 2% of our consolidated total assets for each of fiscal 2011, 2010 and 2009.

Employees

As of October 1, 2011, we employed approximately 2,950 employees, of whom approximately 60% are represented by labor unions under 25 collective bargaining agreements. The International Brotherhood of Teamsters represents a significant majority of employees covered by labor contracts. Collective bargaining agreements affecting our employees have various expiration dates ranging from 2012 through 2015. We believe our labor relations with the various local unions are good.

Industry Overview and the Company’s Operating Environment

Competition

The grocery industry, including the wholesale food distribution business, is highly competitive and characterized by high volume and low profit margins. As a result of this competition, the grocery industry has trended towards both vertical and horizontal integration, an increasing number of competitive format grocery stores that are adding square footage devoted to food and non-food products (including warehouse club stores, supercenters and other alternate formats) and mergers and acquisitions among competing organizations. We believe these trends will continue and that adapting our organization to these trends is essential to continuing to achieve our strategic and financial objectives. For example, one of the primary drivers of mergers and acquisitions in the grocery industry is the need to consolidate to increase economies of scale that reduce costs, including increased buying power and resource sharing. We have participated in such consolidation in the past, including through our acquisition of AG in early fiscal 2008 which expanded our capacity to serve retailers throughout Washington, Oregon, Alaska and the Pacific Rim while enabling us to reduce costs through economies of scale. We intend to continue to look for opportunities to add to our business in the future.

We compete in the wholesale grocery industry with regional and national food wholesalers such as C&S Wholesale and Supervalu Inc., as well as other local wholesalers and distributors that provide a more limited range of products and services to their customers. We also compete with many local and regional meat, produce, grocery, specialty, general food, bakery and dairy wholesalers and distributors. Our customers compete directly with vertically integrated regional and national chains. The growth or loss in market share of our customers could also impact our sales and earnings. For more information about the competitive environment we and our customers face, please refer to Item 1A, “Risk Factors.”

In helping our Member and Non-Member customers remain competitive, we emphasize providing a high quality and diverse line of products, competitive pricing and timely and reliable deliveries. We also provide a wide range of other services, such as merchandising, retail pricing support, advertising, financing and insurance, to further support our Member and Non-Member customers’ businesses.

The marketplace in which we operate continues to evolve and present challenges both to our customers and us. The continued expansion of alternative grocery and food store formats into the marketplace may present challenges for some of the retail grocery stores owned by our customers. In addition, non-traditional formats such as club stores, supercenters, discount, drug, natural and organic and convenience stores continue to expand their offering of products that are a core part of the conventional grocery store offering, thereby creating additional competition for our customers.

Consumer

Our strategy to help our customers effectively compete in the marketplace includes a focus on helping our customers understand consumer trends. The ongoing challenging economic climate continues to cause consumers to place a higher emphasis on lower prices. Job losses have also caused a significant shift in consumers’ eating and living habits. To effectively adjust to these conditions, many of our customers have focused on, among other things, enhancing their corporate brand offerings to give consumers a lower-priced alternative to nationally branded products. This includes a corporate brand health and wellness offering to satisfy consumers’ desire for products that support a healthy lifestyle but at a lower price. Differentiation strategies in specialty and ethnic products and items on the perimeter of the store such as produce, service deli, service bakery and meat categories also continue to be an important part of our strategy.

One of our sales initiatives is to continue our development of programs and services designed with consumers in mind. The retail store is becoming a more important source of information for consumers about the products that are available to them. To provide this information, we are offering more in-store literature to educate consumers about the products we offer, particularly to promote value and savings through event marketing and everyday low price campaigns.

Economic Factors

Economic factors such as low consumer confidence and high unemployment continue to persist in certain of our operating markets. Higher food price inflation during our fiscal 2011 placed more pressure on consumer discretionary income. Job losses have also caused greater demographic shifts that can change the composition of consumers and their related product focus in a given marketplace.

We are impacted by changes in the overall economic environment. An inflationary or deflationary economic period could impact our operating income in a variety of areas, including, but not limited to, sales, cost of sales, employee wages and benefits, workers’ compensation insurance and energy and fuel costs. We typically experience significant volatility in the cost of certain commodities, the cost of ingredients for our manufactured breads and processed fluid milk, and the cost of packaged goods purchased from other manufacturers. Our operating programs are designed to give us the flexibility to pass on these costs to our customers; however, we may not always be able to pass on such increases to customers on a timely basis. Any delay may result in our recovering less than all of a price increase. It is also difficult to predict the effect that possible future purchased or manufactured product cost decreases might have on our profitability. The effect of deflation in purchased or manufactured product costs would depend on the extent to which we had to lower selling prices of our products to respond to sales price competition in the market. Consequently, it is difficult for us to accurately predict the impact that inflation or deflation might have on our operations.

The majority of our investments (approximately 85%) are held by two of our insurance subsidiaries, and include U.S. government and agency obligations, high quality investment grade corporate bonds, U.S. government treasury securities, U.S. state and municipal securities and common equity securities. The investments held by our insurance subsidiaries, excluding the common equity securities, are generally not actively traded and are valued based upon inputs including quoted prices for identical or similar assets. Collectively, the estimated fair value or market value of these investments continued to exceed their cost during fiscal 2011. Approximately 11% of our investments are held by our Wholesale Distribution segment, which consists primarily of Western Family Holding Company (“Western Family”) common stock. Western Family is a private cooperative located in Oregon from which we purchase food and general merchandise products. Approximately 4% of our investments are held by our other support businesses and consist primarily of an investment by our wholly-owned finance subsidiary in National Consumer Cooperative Bank (“NCB”). NCB operates as a cooperative and therefore its borrowers are required to own its class B common stock.

We invest in life insurance policies (reported at cash surrender value) and various publicly-traded mutual funds (reported at estimated fair value based on quoted market prices) to fund obligations pursuant to our Executive Salary Protection and deferred compensation plans (see Note 11 of Notes to Consolidated Financial Statements in Item 8, “Financial Statements and Supplementary Data” for additional discussion). Life insurance and mutual fund assets with values tied to the equity markets are impacted by overall market conditions. In fiscal 2011, net earnings and net comprehensive earnings experienced a decrease corresponding to the decrease in life insurance and mutual fund assets, respectively. Our management has determined these declines to be temporary in nature.

External factors continue to drive volatility in our costs associated with fuel. Our pricing includes a fuel surcharge on product shipments to recover fuel costs over a specified index. When fuel costs differ from a specified index, pricing adjustments are passed on to our customers. The surcharge is reviewed monthly and adjusted when appropriate.

Additionally, wage increases occur as a result of negotiated labor contracts and adjustments for non-represented employees. Wage increases primarily occur in September for negotiated labor contracts. Wage increases for non-represented employees typically occur in December. We continually focus attention on initiatives aimed at improving operating efficiencies throughout the organization to offset the impact of these wage increases.

Technology

Technology has played a significant role in shaping the grocery industry as companies continue to use technology to improve efficiency and reduce costs. Technological improvements have been an important part of our strategy to improve service to our customers and lower costs. As supermarket chains increase in size and alternative format grocery stores gain market share, independent grocers are further challenged to compete. Our customers benefit from our substantial investment in supply-chain technology, including improvements in our vendor management activities through new item introductions, promotions management and payment support activities.

Technological improvements in our distribution systems have been an area of concentration. Over the past several years, we have continued to upgrade our warehouse and enterprise reporting systems to improve efficiency, order fulfillment accuracy and internal management reporting capabilities. This process has been instrumental in helping drive labor efficiency. We are realizing the expected improvements from each facility’s upgrade.

We are in the process of implementing a proof of delivery application throughout our private transportation fleet. The new mobile application is expected to improve the accuracy of the delivery process. At the heart of the application is a mobile hand-held computer that tracks customer shipments. This fully electronic solution replaces the need for existing paper documents and provides real time information on service level and delivery performance.

We provide our customers with network connectivity, data exchange and a portfolio of retail automation applications. Most of these offerings are provided under a subscription model allowing our retailers to utilize these systems without high up-front costs. We fully support these products, eliminating the need for our customers to manage these systems. In the difficult business environment and economic conditions our retailers have been facing, this approach has been helpful in promoting their success. During fiscal 2011, we continued to improve cardholder security on our ReadyPay® system, which allows the retailer to accept and process all forms of electronic payment. The improvements include moving to a web-based service model that removes cardholder data access from the retailer and makes Payment Card Industry (“PCI”) compliance more easily achievable. We continue to invest in technology solutions that offer value to the supply chain and bring our customers closer to the consumer.

Suppliers and Raw Materials Sources

The products we sell to our customers and the raw materials we use in our manufacturing operations are purchased from a number of sources. No single source of supply exceeds 5% in any part of our business. We believe that alternative suppliers are available for substantially all of our products and that the loss of any one supplier would not have a material adverse effect on our business. We also believe the products and raw materials are generally available in sufficient supply to adequately meet customer demand.

Seasonality and Backlog

Our business is not subject to significant seasonal fluctuations in demand. We do not typically experience a material backlog in sales orders or the fulfillment of customer orders.

Environmental Regulation

We own and operate various facilities for the manufacture, warehousing and distribution of products to our Member and Non-Member customers. Accordingly, we are subject to increasingly stringent federal, state and local laws, regulations and ordinances that (i) govern activities or operations that may have adverse environmental effects, such as discharges to air and water, as well as handling and disposal practices for solid and hazardous wastes and (ii) impose liability for the costs of cleaning up, and certain damages resulting from sites of past spills, disposals or other releases of hazardous materials. In particular, under applicable environmental laws, we may be responsible for remediation of environmental conditions and may be subject to associated liabilities (including liabilities resulting from lawsuits brought by private litigants) relating to our facilities and the land on which our facilities are situated, regardless of whether we lease or own the facilities or land in question and regardless of whether such environmental conditions were created by us or by a prior owner or tenant. We believe we are in compliance with all such laws and regulations and have established reserves for known and anticipated costs of remediation.

Customers

Approximately 60% of our net sales are conducted with Members on a patronage basis. Earnings resulting from our patronage sales are distributed in the form of patronage dividends. Approximately 19% of our net sales are conducted with Members on a non-patronage basis, and 21% of our net sales are conducted with Non-Members. We retain earnings from all business activities transacted with Non-Members and non-patronage business activities transacted with Members. Our Member and Non-Member customers are typically retail grocery store operators ranging in size from single store operators to regional supermarket chains.

Our largest customer, Smart & Final, Inc., a Non-Member customer, accounted for 12%, 11% and 11% of our total net sales, and our ten largest customers (including Smart & Final, Inc.), taken together, accounted for 45%, 44% and 43% of our total net sales, for the fiscal years ended October 1, 2011, October 2, 2010 and October 3, 2009, respectively.

Our ten customers with the largest accounts receivable balances accounted for approximately 37% and 41% of total accounts receivable at October 1, 2011 and October 2, 2010, respectively.

During fiscal 2011, the following changes to our membership base have occurred as indicated in the following table:

Membership Activity	Number of Members
Membership count as of October 2, 2010	473
New members	4
Members who converted to Non-Member status	(10)
Members who sold to other continuing Members	(4)
Members discontinued	(18)

Membership count as of October 1, 2011	445

Since the beginning of our equity enhancement initiative (see Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations—“Equity Enhancement”), a number of smaller-volume retailers have decided to conduct business with us as Non-Members rather than as Members. While the pricing program for these Non-Members is higher than that for Members, the benefit to such retailers is that the change eliminates their need to own our Class A and Class B Shares (see “Capital Shares” below). Conducting business with us as a Non-Member allows a customer to maintain access to the broad product selection we offer that helps them stay competitive.

Competitive Strengths

We are a full service provider of products and services to our retail Member and Non-Member customers. While equity ownership by our Members encourages loyalty, we must still offer competitive products, pricing and services. We provide nearly all product categories found in a typical supermarket, including dry grocery, frozen food, deli, meat, dairy, eggs, produce, bakery, ethnic, gourmet, specialty foods, natural and organic products, general merchandise and health and beauty care products. The combination of providing a wide variety of typical products plus an extensive line of specialty, meat and produce makes us unique as compared to our competition. Our services also include insurance, finance, real estate, equipment, advertising support, shelf layout and design, technology and other services. We also gather and disseminate industry information to keep our retailers updated on consumer trends, regulations and products. We help our retailers identify and focus on consumer trends that enhance their opportunity for success. This broad offering allows our retailers to focus their attention on developing differentiation strategies to help them compete more effectively in the marketplace. As they grow, we become stronger as well.

Our scale provides our retailers access to vendor support that they would otherwise not have. Support comes in the way of promotional offerings, new items and other information.

Competitive Strategy

Our strategy is based upon creating success at retail for both our Member and Non-Member customers. We are focused on helping our retailers understand consumer trends and developing programs and services to address those trends. This includes addressing the current consumer trends that focus on lower-priced items as a result of the ongoing challenging economic climate as well as addressing longer-term trends such as consumers’ desire for more health and wellness and ethnic food choices. We will continue to develop a targeted mix of products to satisfy changes in consumer preferences.

Member Requirements

Our Members are both owners and customers of our company. A Member must (1) own 350 Class A Shares and a number of Class B Shares based upon the amount of such Member’s average weekly purchases of product from us, or as otherwise specified by the Board (see “—Capital Shares”); (2) be of approved financial standing; (3) be engaged in selling grocery and related products at retail or wholesale; (4) purchase products from us in amounts and in a manner that is established by the Board; (5) make application in such form as is prescribed by us; and (6) be accepted as a Member by Board action.

Our Members are typically required to satisfy a minimum purchase requirement of $1 million in annual purchases from us. This requirement may be modified from time to time by the Board, having been most recently changed in April 2008. Members at the time of this change, or who were shareholders or customers of AG who became Members in connection with the AG Acquisition, remain subject to the earlier requirement of $5,000 per week in purchases from us. Exceptions to the minimum purchase requirements may be granted by the Board.

A customer that does not meet the requirements to be a Member, or does not desire to become a Member, may conduct business with us as a Non-Member. However, any customer that purchases more than $3 million of product from us annually is typically required to be a Member.

Capital Shares

Ownership and Exchange of Shares

There is no established public trading market for our shares. Our Class A and Class B Shares are issued by us to our Members, and repurchased by us from our Members, a process we refer to as the exchange of shares, in accordance with our share purchase requirements and at a price (the “Exchange Value Per Share”) based on a formula approved by the Board. The Exchange Value Per Share, as currently calculated, is equal to Book Value (as defined below) divided by the number of Class A and Class B Shares outstanding at the end of the fiscal year, excluding shares tendered for redemption. “Book Value” is computed based on (1) the fiscal year end balance of Class A and Class B Shares, excluding the redemption value of unredeemed shares tendered for redemption, plus (2) retained earnings, excluding non-allocated retained earnings.

The Exchange Value Per Share does not necessarily reflect the amount for which our net assets could be sold. See Part II, Item 5. “MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES” and Part II, Item 6. “SELECTED FINANCIAL DATA” for additional information on the calculation of the Exchange Value Per Share. Our Class C and Class E Shares are exchanged with our directors and Members, respectively, at a fixed stated value. See “—Classes of Shares—Class C Shares” and “—Classes of Shares—Class E Shares.”

Classes of Shares

Class A Shares

Our Bylaws require that each Member own 350 Class A Shares. The Board may accept an affiliate of a Member without such affiliate holding any Class A Shares where the owners of the affiliate are the same, or sufficiently the same, as those of the Member, and the Member already holds the required number of Class A Shares. Holders of Class A Shares are entitled to one vote per share on all matters to be voted upon by the shareholders, and the holders of the Class A Shares are entitled to elect 80% of our authorized number of directors. If a person holding Class A Shares ceases to be a Member, the Class A Shares held by such outgoing Member are subject to redemption. See “—Redemption of Class A, Class B and Class E Shares.”

Class B Shares

Our Bylaws require that each Member own such amount of Class B Shares as may be established by the Board. The holders of Class B Shares have the right to elect 20% of our authorized number of directors. Except as provided above or by California law, the holders of Class B Shares do not have any other voting rights. Any Class B Shares held by an outgoing Member or which are held by a Member in an amount in excess of that required by the Board are subject to redemption. See “—Redemption of Class A, Class B and Class E Shares.”

Our Board currently requires each Member to hold Class B Shares having an issuance value equal to approximately twice the Member’s average weekly purchases from the Cooperative Division, except that as to meat and produce purchases the requirement is approximately one times the Member’s average weekly purchases from the Cooperative Division (the “Class B Share Requirement”). If purchases are not made weekly, the average weekly purchases are based on the number of weeks in which purchases were actually made. For purposes of determining whether a Member holds Class B Shares having an issuance value satisfying the Class B Share Requirement, the issuance value of each Class B Share held by the Member is deemed to be the Exchange Value Per Share in effect at the close of the fiscal year end prior to the issuance of such Class B Share.

One of the ways in which Members may acquire Class B Shares is through our payment of Cooperative Division patronage dividends at the end of our fiscal year. If a Member, at the time a patronage dividend is declared, does not satisfy its Class B Share Requirement, we may issue Class B Shares to such Member as a portion of the Cooperative Division patronage dividends paid. As Class B Shares are issued as part of a Member’s patronage dividend distribution, the issuance value of such Class B Shares add to the amount of Class B Shares held by such Member for purposes of satisfying the Class B Share Requirement.

The Class B Share Requirement is determined twice a year, at the end of our second and fourth fiscal quarters, based on a Member’s purchases from the Cooperative Division during the preceding four quarters. If at the end of the our second fiscal quarter, after giving effect to the value of Class B Shares estimated to be issued as part of the next Cooperative Division patronage dividend, a Member does not hold Class B Shares with a combined issuance value equal to the required amount of Class B Shares, we will typically require the Member to make a subordinated deposit (a “Required Deposit”) which may, at our option, be paid over a 26-week period. If at the end of our fourth fiscal quarter, after accounting for the issuance of Class B Shares as part of the Cooperative Division patronage dividend distribution declared for such fiscal year after the first year as a Member, a Member does not hold Class B Shares with a combined issuance value equal to the required amount of Class B Shares, then additional Class B Shares must be purchased by the Member in an amount sufficient to satisfy the requirement. The additional Class B Shares may be paid for by our charging the Member’s deposit fund in an amount equal to the issuance value of the additional Class B Shares or by direct purchase by the Member, which may be paid over a 26-week period. For those Members who otherwise would have been required to purchase additional Class B Shares from cash in their deposit fund at the end of fiscal 2010, the Board waived such requirement only as to fiscal 2010. The Board may increase or otherwise change the Class B Share Requirement at its discretion.

New Members typically must satisfy their Class B Share Requirement in one of two ways: (1) the purchase of Class B Shares at the time of their admission as a Member such that the required amount is held at that time; or (2) the acquisition of Class B Shares over a five-year period commencing at the start of our first fiscal year after the Member’s admission, at the rate of 20% of the required amount per fiscal year, such that by the start of our sixth full fiscal year after the Member’s admission, the required amount is held. If a new Member elects to satisfy the Class B Share Requirement through the acquisition of shares over a five-year period, it is typically required to make a Required Deposit with us for the full required amount during the five-year build-up of the Class B Share Requirement. The Required Deposit may generally be paid either in full upon acceptance as a Member or 75% upon acceptance and the balance paid over a 26-week period.

Required Deposits for new stores, replacement stores or growth in the sales of existing stores can be paid either in full or with a 50% down payment and the balance paid over a 26-week period.

We may make modifications to the requirements as to the timing of the purchase of Class B Shares and the timing and amount of the Required Deposit on a case-by-case basis, based on the particular circumstances of a Member.

A reduced investment option in lieu of the standard Class B Share Requirement (“SBI”) described above is available if certain qualifications are met. A Member may apply for a reduced Class B Share requirement (“RBI”), which requires the Member to pay for its purchases electronically on the statement due date and demonstrate credit worthiness. The purpose of the RBI is to encourage Member growth by offering a reduced requirement if the qualifications are met and to provide a cap on the investment requirement at certain volume levels. The RBI is based on a sliding scale such that additional purchase volume marginally reduces the requirement as a percentage of purchase volume. Members who do not apply for the RBI remain on the SBI. However, once a Member has elected the RBI option, it must notify us in writing if it wishes to change its election. Generally, changes can only be made at the time of the second quarter recalculation of the Class B Share Requirement in March.

Class C Shares

Certain of our directors hold Class C Shares. Each of such directors purchased one Class C Share for its stated value. Class C Shares are non-voting director qualifying shares, with no rights as to dividends or other distributions, and share in liquidation at their stated value of ten dollars per share.

Class E Shares

We issued Class E Shares as a portion of the Cooperative Division patronage dividends in fiscal years 2003 through 2009, and may issue them as a portion of the Cooperative Division patronage dividends in future periods, as determined annually at the discretion of the Board (see Part II, Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Equity Enhancement”). The Class E Shares have a stated value of $100 per share and, unless required by law, are non-voting equity securities. Ordinary dividends on Class E Shares may be declared and may be payable in unique circumstances solely at the discretion of the Board. Class E Shares are transferable only with our consent, which will normally be withheld except in connection with the transfer of a Member’s business to an existing or new Member for continuation of such business. Class E Shares become eligible for redemption ten years after their date of issuance. Our redemption policy provides that Class E Shares will not be repurchased for at least ten years from their date of issuance unless approved by the Board or upon sale or liquidation of the Company. See “—Redemption of Class A, Class B and Class E Shares.”

Redemption of Class A, Class B and Class E Shares

Our Articles of Incorporation and Bylaws provide that the Board has the absolute discretion to repurchase, or not repurchase, any Class A Shares, Class B Shares or Class E Shares of any outgoing Member regardless of when the membership terminated, and any Class B Shares in excess of the Class B Share Requirement (“Excess Class B Shares”) held by a current Member, whether or not the shares have been tendered for repurchase and regardless of when the shares were tendered. The Board considers the redemption of eligible Class A Shares at each board meeting. All other shares eligible for redemption are considered by the Board on an annual basis, usually in December. Class E Shares will only be redeemed upon approval of the Board or upon sale or liquidation of the Company. The Class E Shares, when redeemed, will be redeemed at stated value.

Excess Class B Shares may be redeemed at the sole discretion of the Board. If the Member tendering the shares for repurchase is current on all obligations owing to us, and no grounds exist for termination of membership, such redemption may be effected by paying cash to the Member or crediting the redemption price to the Member’s account. The redemption price for such shares shall be the same as would be provided on a termination of membership as of the date the shares were tendered for redemption. If the Member tendering the shares for repurchase is not current on all obligations owing to us, and no grounds exist for termination of membership, we may redeem such Excess Class B Shares and apply the proceeds against all amounts owing to us.

The right to deduct any amounts owing to us against the total redemption price for shares is solely at our option. Shareholders may not offset or recoup any obligations to us or otherwise refuse to pay any amounts owed to us.

Subject to the Board’s determination and approval to redeem shares, any repurchase of shares will be on the terms, and subject to the limitations and restrictions, if any, set forth in the following:

•	The California General Corporation Law;

•	Our Articles of Incorporation and Bylaws;

•	Our redemption policy; and

•	Any credit agreements to which we are a party.

California General Corporation Law

We are subject to the restrictions imposed by the California General Corporation Law (the “CGCL”). Section 501 of the CGCL prohibits any distribution that would be likely to result in a corporation being unable to meet its liabilities as they mature. In addition, Section 500 of the CGCL prohibits any distribution to shareholders for the purchase or redemption of shares unless the board has determined in good faith that either (a) the amount of retained earnings immediately prior thereto equals or exceeds the sum of (i) the amount of the proposed distribution plus (ii) any preferential dividend arrears that must be paid in respect of any other class of shares prior to the proposed distribution, or (b) immediately after the proposed distribution, the value of the corporation’s assets would equal or exceed the sum of (i) its liabilities plus (ii) the preferential rights of other classes of shares that would be required to be paid upon dissolution to holders of such shares prior to any distribution to the class of shares as to which the proposed distribution is being made. While we have generally maintained sufficient retained earnings for each fiscal year to accomplish our share repurchase program, there can be assurance in the future that we will be able to redeem all shares tendered to us given the restrictions of the CGCL.

Articles of Incorporation and Bylaws

Our Articles of Incorporation and Bylaws contain certain restrictions on the redemption of our shares. In addition, our Bylaws contain our redemption policy (see below). The Board has the right to amend the redemption policy in our Bylaws at any time, including, but not limited to, changing the order in which repurchases will be made or suspending or further limiting the number of shares repurchased, except as otherwise may be expressly provided in the Articles of Incorporation.

Redemption Policy

The Board has the discretion to modify our redemption policy from time to time. All redemptions occur solely at the discretion of the Board. Our redemption policy currently provides that (i) Class A and Class B Shares held by a shareholder that is no longer a qualified or active Member and (ii) Excess Class B Shares, may be redeemed at the Exchange Value Per Share at the close of the last fiscal year end prior to (A) termination of Member status or (B) the date of redemption, as applicable.

Our redemption policy currently provides that the number of Class B Shares that we may redeem in any fiscal year is limited to no more than 5% of the sum of:

•	The number of Class B Shares outstanding at the close of the preceding fiscal year end; and

•	The number of Class B Shares issuable as a part of the patronage dividend distribution for the preceding fiscal year.

There is no assurance that our financial condition will enable us to redeem shares tendered for redemption. Even if redemption is permitted by legal requirements, it is possible under our redemption policy that a Member’s Class B Shares will not be fully, or even partially, redeemed in the year in which they are tendered for redemption. If we are not able to redeem all shares eligible for redemption in a given year, then the shares redeemed will be determined on a pro rata basis. See Item 1A, “Risk Factors—The requirement that Members invest in our shares and/or make Required Deposits, and the lack of liquidity with respect to such investments and Required Deposits, may make attracting new Members difficult and may cause existing Members to withdraw from membership,” Item 5, “Market

For Registrant’s Common Equity, Related Shareholder Matters and Issuer Purchases of Equity Securities,” Part II, Item 8, “Financial Statements and Supplementary Data—Notes 10 and 18” for recent redemption activity and the number of outstanding shares tendered for redemption but which have not yet been redeemed.

The Board has the absolute discretion to redeem Excess Class B Shares or to redeem Class A, Class B or Class E Shares of any outgoing Member regardless of when the membership terminated or the Class B Shares were tendered. The Board also has the right to elect to redeem Excess Class B Shares or Class E Shares even though such redemption has not been requested and without regard to each year’s five percent limit or any other provision of the redemption policy.

Credit Agreements

We are a party to credit agreements which provide that during any period where we are in breach of, or an event of default has occurred under, such credit agreements, we will be prohibited from redeeming Class A, Class B and Class E Shares.

Patronage Dividends

We distribute patronage dividends to our Members based upon our patronage earnings during a fiscal year. Non-Member customers are not entitled to receive patronage dividends. The Board approves the payment of dividends and the form of such payment for our three patronage-earning divisions: the Southern California Dairy Division, the Pacific Northwest Dairy Division and the Cooperative Division. We track the volume of qualifying patronage sales in each of these patronage-earning divisions on an individual Member basis to determine each such Member’s share of such patronage dividends. Patronage dividends for each patronage-earning division are paid solely to Members who purchase products for such division.

•

Cooperative Division.    Patronage earnings attributable to the Cooperative Division are derived from all patronage activities of Unified, other than the Southern California and Pacific Northwest Dairy Divisions discussed below, regardless of geographic location. Patronage dividends for this division are paid based on the qualified patronage purchases of the following types of products: dry grocery, deli, health and beauty care, tobacco, general merchandise, frozen food, ice cream, meat, produce and bakery.

•

Southern California Dairy Division.    Patronage earnings attributable to the Southern California Dairy Division are derived primarily from sales of products manufactured at a milk, water and juice bottling plant located in Los Angeles, California.

•

Pacific Northwest Dairy Division.    Patronage earnings attributable to the Pacific Northwest Dairy Division are derived from sales of dairy products manufactured by third party suppliers located in Oregon and Washington.

The following table summarizes the patronage dividends distributed by us during the past three fiscal years.

(dollars in thousands)
Division	2011	2010	2009
Cooperative Division	$301	$407	$4,933
Southern California Dairy Division	10,710	11,974	10,172
Pacific Northwest Dairy Division	1,420	1,657	1,618

Total	$12,431	$14,038	$16,723

Patronage dividends have been both positively and negatively impacted by a variety of activities. A summary of these activities in fiscal 2011 and 2010 is as follows:

•

During the 2011 Period, we experienced lower earnings in the Southern California and Pacific Northwest Dairy Divisions due to a decline in Member sales volume. Our earnings for the Cooperative Division were consistent with the prior year. Lower overall distribution, selling and administrative expenses offset reduced patronage earnings due primarily to lower sales, along with higher insurance expenses driven by lower investment performance and higher medical expenses.

•

During the 2010 Period, we experienced higher patronage earnings in the Southern California Dairy Division due to the addition of new Member sales volume. We experienced a decline in patronage earnings for the Cooperative Division due, in large part, to the general decline in net sales and higher non-union pension and postretirement expense, partially offset by lower overall distribution, selling and administrative expenses.

See additional discussion in Part II, Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Wholesale Distribution Segment.” Total patronage earnings are based on the combined results of the Southern California Dairy Division, the Pacific Northwest Dairy Division and the Cooperative Division. In the event of a loss in one division, the Board will make an equitable decision with respect to the treatment of the loss.

Our Bylaws provide that patronage dividends may be distributed in cash or in any other form that constitutes a written notice of allocation under Section 1388 of the Internal Revenue Code. Section 1388 defines the term “written notice of allocation” to mean any capital stock, revolving fund certificate, retain certificate, certificate of indebtedness, letter of advice, or other written notice, that discloses to the recipient the stated dollar amount allocated to the recipient by Unified and the portion thereof, if any, which constitutes a patronage dividend. Written notices of allocation may be in the form of qualified written notices of allocation or non-qualified written notices of allocation. To constitute a qualified written notice of allocation, a patronage dividend must be paid at least 20% in cash and the balance in a form which constitutes a written notice of allocation and which the recipient has agreed to take into income for tax purposes in the year of receipt. If at least 20% of the patronage dividend is not paid in cash, the entire amount of the distribution not paid in cash, whether in the form of stock, subordinated patronage dividend certificates or other debt instrument, constitutes a non-qualified written notice of allocation.

Patronage dividends for the Cooperative Division are calculated annually and distributed to Members following each fiscal year in proportion to the qualified patronage sales during the fiscal year distributed. The following describe the manner of distribution of such Cooperative Division patronage dividends for the past three fiscal years:

•	For fiscal 2011, the entire patronage dividend will be distributed in cash. The actual distribution is anticipated to take place in January 2012.

•	For fiscal 2010, the total patronage dividend was distributed in cash.

•	For fiscal 2009, the patronage dividend was distributed as follows:

•	The first 30% of the patronage dividend was distributed in Class E Shares through a non-qualified written notice of allocation; and

•	The remaining 70% of the patronage dividend was qualified and distributed as a combination of cash and Class B Shares as follows:

•	The first 20% of this portion of the dividend was distributed in cash; and

•

The remaining amount was distributed in Class B Shares through a qualified written notice of allocation to the extent of any deficiency in the Member meeting its Class B Share requirement, with any remainder deposited in cash to the Member’s deposit fund.

Patronage dividends for our dairy divisions are calculated quarterly and have been historically distributed to Members in cash on a quarterly basis in proportion to the qualified patronage sales during the quarter.

Customer Deposits

Each of our customers may maintain a deposit fund with us, which may include one or both of the following:

•

Required Deposit.    Members who do not satisfy the Class B Share Requirement solely from their holdings of Class B Shares are generally required to make a Required Deposit with us. See “—Capital Shares—Classes of Shares—Class B Shares.”

•

Credit Deposit.    Member and Non-Member customers may be required to provide us a Credit Deposit in order to purchase products on credit terms established by us. “Credit Deposit” means any non-subordinated deposit that is required to be maintained by a Member or Non-Member customer in accordance with levels established by our credit office from time to time in excess of the amount of the Required Deposit set by the Board.

We do not pay interest on Required Deposits or Credit Deposits; however, interest is paid at the prime rate for deposits in excess of a Member’s Required Deposit or Credit Deposit (an “Excess Deposit”).

At any given time, our required cash deposits may be less than otherwise would be required (referred to as a “Deposit Fund Deficiency”) as a result of Members having been approved to build deposits in their deposit fund over time or in cases where their Required Deposits are waived. Deposit Fund Deficiencies typically occur when Members do not maintain sufficient Required Deposits to meet the Class B Share Requirement. The Member Deposit Fund Deficiency was approximately $1.5 million, $2.3 million and $0.6 million at October 1, 2011, October 2, 2010 and October 3, 2009, respectively, consisting of approximately $1.1 million, $1.8 million and zero, respectively, due to Members that were approved to build deposit fund requirements over time and approximately $0.4 million, $0.5 million and $0.6 million, respectively, due to former United members that elected to assign at least 80% of the Cooperative Division qualified cash patronage dividends to fulfill deposit fund requirements. Pursuant to Unified’s merger agreement with United, former United members were not required to provide a Required Deposit with respect to stores owned at the time of admission as a Member; however, they agreed to maintain an obligation to us for the deficiency. Former AG members were likewise not required to provide a Required Deposit with respect to stores owned at the time of admission as a Member; however, they were not required to maintain an obligation to us. As discussed in “—Capital Shares—Classes of Shares—Class B Shares,” former AG members may elect to satisfy the related Class B Share requirement solely from their patronage dividend distributions.

Required Deposits of Members are contractually subordinated and subject to the prior payment in full of certain of our senior indebtedness. As a condition of becoming a Member, each Member is required to execute a subordination agreement providing for the subordination of the Member’s Required Deposits. Generally, the subordination is such that no payment can be made by us with respect to the Required Deposits in the event of an uncured default by us with respect to our senior indebtedness, or in the event of our dissolution, liquidation or insolvency or other similar proceedings, until all of our senior indebtedness has been paid in full.

If membership status is terminated, upon request, we will return the amount in a Member’s deposit fund that is an Excess Deposit, less any amounts owed to us, provided that the Member is not in default on any other of its obligations to us. The return of a Member’s Required Deposit is governed by, and will be returned only to the extent permitted by, the subordination agreement executed by the Member. We do not permit a Member to offset any obligations owing to us against the Required Deposit.

Pledge of Shares and Guarantees

We require our Members to pledge to us, as collateral, all Class A, Class B and Class E Shares, all other shares and securities issued from time to time to Members by us, all deposits and deposit accounts with us and all distributions thereon and products and proceeds thereof, to secure their obligations to us. Such security is also pledged to us to secure the prohibition against the transfer of their collateral and to secure our rights to repurchase any of our shares held by them. Upon termination of membership of a Member or any affiliate of a Member, or default by a Member or any affiliate of a Member of any agreement with us, we are under no obligation to return any collateral pledged to us, or any proceeds thereof, so long as there are any matured or unmatured, contingent or unliquidated amounts owed by the Member to, or obligations that remain to be performed by the Member for the benefit of, us. We do not permit a Member to offset or recoup any obligations owing to us or otherwise refuse to pay any amounts owed to us. However, we retain all rights of offset and recoupment and furthermore, the 2008 form of pledge agreement provides that we have the right to offset and recoup any obligations owed by a Member to us.

As part of the credit evaluation process, individual shareholders of corporate Members, including those who became Members from AG, may be required to guarantee the obligations of the corporate Member, except that former shareholders of United who were, at the date of the Merger, in compliance with their obligations to us are not required to provide individual guarantees in the absence of financing transactions.

Tax Matters

We are a California corporation operating on a cooperative basis. We are subject to federal, state, franchise and other taxes applicable to corporations, such as sales, excise, real and personal property taxes. We file consolidated annual income tax returns with our subsidiaries.

As a corporation operating on a cooperative basis, we are subject to Subchapter T of the Internal Revenue Code and regulations promulgated thereunder. Under Subchapter T, we generally must distribute patronage dividends to our Members. In order to qualify as a patronage dividend, distributions are made on the basis of the relative value of the business done with or for Members, under a pre-existing obligation to make such payment, and with reference to the net earnings from business done with or for the cooperative’s Members. Patronage dividends are paid in cash or in any form that constitutes a written notice of allocation. A written notice of allocation is distributed to the Member and provides notice of the amount allocated to the Member by Unified and the portion thereof which constitutes a patronage dividend.

Under Subchapter T regulations, we may deduct for the fiscal year to which they relate the amount of patronage dividends paid in cash and qualified written notices of allocation or other property (except a nonqualified written notice of allocation) within 8-1/2 months after the end of the fiscal year to which the patronage dividends relate. A written notice of allocation will be qualified if we pay at least 20% of the patronage dividend in cash, and the Member consents to take the stated dollar amount of the written notice into income in the year in which it is received. Members sign a consent form at the time of membership to satisfy the consent requirement. Members are required to consent to include in their gross income, in the year received, all cash as well as the stated dollar amount of all qualified written notices of allocation, including the Exchange Value Per Share of the Class B Shares distributed to them as part of the qualified written notices of allocation. Class B Shares distributed as part of the qualified written notices of allocation may also be subject to state income taxes.

We are subject to federal income tax and various state taxes on the net earnings of the business with or for Members that are not distributed as qualified written notices of allocation and on the net earnings derived from Non-Patronage Business. In fiscal 2002, as part of our equity enhancement initiative, we issued nonqualified written notices of allocation in the form of Class B Shares and subordinated patronage dividend certificates. In fiscal 2005, 2004 and 2003, we issued nonqualified written notices of allocation in the form of Class B Shares and Class E Shares. In fiscal 2006 through 2009, we issued qualified and nonqualified written notices of allocation in the form of Class B Shares and Class E Shares, respectively. For fiscal 2010 and fiscal 2011, we distributed and will distribute 100% of the patronage dividend in cash. The Member does not include a nonqualified written notice of allocation, whether in Class B Shares, Class E Shares or subordinated patronage dividend certificates, as taxable income in the year of receipt and we are not entitled to an income tax deduction in the year of issuance. When the nonqualified written notice of allocation is redeemed for cash or property, the Member will have ordinary taxable income and we will have an income tax deduction to the extent that the stated dollar amount of such written notice of allocation exceeds its basis.

Members are urged to consult their tax advisors with respect to the applicability of U.S. federal income, state or local tax rules on the ownership and disposition of Class A, Class B and Class E Shares and the receipt of subordinated patronage dividend certificates with respect to their own tax status.

Availability of SEC Filings

We make available, free of charge, through our website (http://www.unifiedgrocers.com) our Forms 10-K, 10-Q and 8-K, as well as our registration statements, proxy statements and all amendments to those reports, as soon as reasonably practicable after those reports are filed electronically with the Securities and Exchange Commission (“SEC”). A copy of any of the reports filed with the SEC can be obtained from the SEC’s Public Reference Room at 100 F Street, N.E., Washington, D.C. 20549. A copy may also be obtained by calling the SEC at 1-800-SEC-0330. All reports filed electronically with the SEC are available on the SEC’s website at http://www.sec.gov.

Item 1A.    RISK FACTORS

The risks and uncertainties described below are not the only ones we face. Additional risks and uncertainties not presently known to us or that we currently deem immaterial also may impair our business operations. If any of the following risks occur, our business, prospects, financial condition, operating results and cash flows could be adversely affected in amounts that could be material.

The markets in which we operate are highly competitive; characterized by high volume and low profit margins, customer incentives (including pricing, variety, and delivery) and industry consolidation.    The shifting of market share among competitors is typical of the wholesale food business as competitors attempt to increase sales in various markets. A significant portion of our sales are made at low margins. As a result, our profit levels may be negatively impacted if we are forced to respond to competitive pressure by reducing prices.

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

Continued consolidation in the industry, new entrants and trends toward vertical integration could create additional competitive pressures that reduce margins and adversely affect our business, financial condition and results of operations.

We may experience reduced sales if Members lose market share to fully integrated chain stores, warehouse stores and supercenters that have continued to gain increased market share.    These supercenters have benefited from concentrated buying power and low-cost distribution technology, and have increasingly gained market share at the expense of traditional supermarket operators, including some independent operators, many of whom are our customers. The market share of such alternative format stores may grow in the future, potentially resulting in a loss of sales volume for us. A loss of sales volume could potentially cause patronage dividends to be reduced and/or the Exchange Value Per Share of our Class A and Class B Shares to decrease.

We will continue to be subject to the risk of loss of Member and Non-Member customer volume, including the potential concentration of credit risk.    Our operating results are highly dependent upon maintaining or growing our distribution volume to our customers. Our largest customer, Smart & Final, Inc., a Non-Member customer, and our ten largest Member and Non-Member customers (including Smart & Final, Inc.) constituted approximately 12% and 45%, respectively, of our total net sales for fiscal 2011. A significant loss in membership or volume could adversely affect our operating results. We will continue to be subject to the risks associated with consolidation within the grocery industry. When independent retailers are acquired by large chains with self-distribution capacity, are driven from business by larger grocery chains, or become large enough to develop their own self-distribution system, we will lose distribution volume. Members may also select other wholesale providers. Reduced volume is normally injurious to profitable operations since fixed costs must be spread over a lower sales volume if the volume cannot be replaced.

In addition, we are exposed to concentrations of credit risk related primarily to trade receivables, notes receivable and lease guarantees for certain Members. Our ten customers with the largest accounts receivable balances accounted for approximately 37% and 41% of total accounts receivable at October 1, 2011 and October 2, 2010, respectively. These concentrations of credit risk may be affected by changes in economic or other conditions affecting the western United States, particularly Arizona, California, Nevada, Oregon and Washington. Management believes that receivables are well diversified, and the allowances for doubtful accounts are sufficient to absorb estimated losses. Further, obligations of Members to the Company, including lease guarantees, are generally supported by our right of offset, upon default, against the Members’ cash deposits and shareholdings, as well as personal guarantees and reimbursement and indemnification agreements. Nevertheless, we could still suffer losses as a result of our concentrated credit risk in the event of a significant adverse change in economic or other conditions.

We may experience reduced sales if Members purchase directly from manufacturers.    Increased industry competitive pressure is causing some of our Members that can qualify to purchase directly from manufacturers to increase their level of direct purchases from manufacturers and expand their self-distribution activities. Our operating results could be adversely affected if a significant reduction in distribution volume occurred in the future as a result of such a shift to direct purchases by our customers.

We are vulnerable to changes in general economic conditions.    We are affected by certain economic factors that are beyond our control, including changes in the overall economic environment. In recent periods, we have experienced significant volatility in the cost of certain commodities, the cost of ingredients for our manufactured breads and processed fluid milk and the cost of packaged goods purchased from other manufacturers. An inflationary economic period could impact our operating expenses in a variety of areas, including, but not limited to, employee wages and benefits, workers’ compensation insurance and energy and fuel costs. A portion of the risk related to employee wages and benefits is mitigated by bargaining agreements that contractually determine the amount of inflationary increases. General economic conditions also impact our pension plan liabilities, as the assets funding or supporting these liabilities are invested in securities that are subject to interest rate and stock market fluctuations. A portion of our debt is at floating interest rates and an inflationary economic cycle typically results in higher interest costs. We operate in a highly competitive marketplace and passing on such cost increases to customers could be difficult. It is also difficult to predict the effect that possible future purchased or manufactured product cost decreases might have on our profitability. The effect of deflation in purchased or manufactured product costs would depend on the extent to which we had to lower selling prices of our products to respond to sales price competition in the market. Consequently, it is difficult for us to accurately predict the impact that inflation or deflation might have on our operations. To the extent we are unable to mitigate increasing costs, or retain the benefits from decreases in costs, patronage dividends may be reduced and/or the Exchange Value Per Share of our Class A and Class B Shares may decrease.

Changes in the economic environment could adversely affect our customers’ ability to meet certain obligations to us or leave us exposed for obligations we have guaranteed. Loans to Members, trade receivables and lease guarantees could be at risk in a sustained economic downturn. We establish reserves for notes receivable, trade receivables and lease commitments for which the customer may be at risk for default. Under certain circumstances, we would be required to foreclose on assets provided as collateral or assume payments for leased locations for which we have guaranteed payment. Although we believe our reserves to be adequate, our operating results could be adversely affected in the event that actual losses exceed available reserves.

We may on occasion hold investments in the common and/or preferred stock of Members and suppliers. These investments are generally held at cost or the equity method and are periodically evaluated for impairment. As a result, changes in the economic environment that adversely affect the business of these Members and suppliers could result in the write-down of these investments. This risk is unique to a cooperative form of business in that investments are made to support Members’ businesses, and those economic conditions that adversely affect the Members can also reduce the value of our investment, and hence the Exchange Value Per Share of our Class A and Class B Shares. We do not currently hold any equity investments in our Members.

The United States economy and financial markets have declined and experienced volatility due to uncertainties related to energy prices, availability of credit, difficulties in the banking and financial services sectors, the decline in the housing market, diminished market liquidity, falling consumer confidence and high unemployment rates. As a result, consumers may be more cautious. This may lead to additional reductions in consumer spending, to consumers trading down to a less expensive mix of products or to consumers trading down to discounters for grocery and non-food items, all of which may affect our financial condition and results of operations. We are unable to predict when the economy will improve. If the economy does not improve, our business, results of operations and financial condition may be adversely affected.

Litigation could lead to unexpected losses.    During the normal course of carrying out our business, we may become involved in litigation. In the event that management determines that the likelihood of an adverse judgment in a pending litigation is probable and that the exposure can be reasonably estimated, appropriate reserves are recorded at that time pursuant to FASB’s Accounting Standards Codification (“ASC”) Topic 450, “Contingencies.” The final outcome of any litigation could adversely affect operating results if the actual settlement amount exceeds established reserves and insurance coverage.

We are subject to environmental laws and regulations.    We own and operate various facilities for the manufacture, warehousing and distribution of products to our customers. Accordingly, we are subject to increasingly stringent federal, state and local laws, regulations and ordinances that (i) govern activities or operations that may have adverse environmental effects, such as discharges to air and water, as well as handling and disposal practices for solid and hazardous wastes and (ii) impose liability for the costs of cleaning up, and certain damages resulting from, past or present spills, disposals or other releases of hazardous materials. In particular, under applicable environmental laws, we may be responsible for remediation of environmental conditions and may be subject to associated liabilities (including liabilities resulting from lawsuits brought by private litigants) relating to our facilities and the land on which our facilities are situated, regardless of whether we lease or own the facilities or land in question and regardless of whether such environmental conditions were created by us or by a prior owner or tenant. In addition, we may be subject to pending federal and state legislation that if ultimately passed, may require us to incur costs to improve facilities and equipment to reduce emissions in order to comply with regulatory limits or to mitigate the financial consequences of a “cap and trade” regime. We are unable to predict the ultimate outcome of such legislation; however, should such legislation require us to incur significant expenditures, our business, results of operations and financial condition may be adversely affected.

We are exposed to potential product liability claims and potential negative publicity surrounding any assertion that our products caused illness or injury.    The packaging, marketing and distribution of food products purchased from others involve an inherent risk of product liability, product recall and adverse publicity. Such products may contain contaminants that may be inadvertently redistributed by us. These contaminants may result in illness, injury or death if such contaminants are not eliminated. Accordingly, we maintain stringent quality standards on the products we purchase from suppliers, as well as products manufactured by us. We generally seek contractual indemnification and insurance coverage from parties supplying products to us and rigorously test our corporate brands and manufactured products to ensure our quality standards are met. Product liability claims in excess of insurance coverage, as well as the negative publicity surrounding any assertion that our products caused illness, injury or death could have a material adverse effect on our reputation, business, financial condition and results of operations.

Our insurance reserves may be inadequate if unexpected losses occur.    Our insurance subsidiaries are regulated by the State of California and are subject to the rules and regulations promulgated by the appropriate regulatory agencies. Insurance reserves are recorded based on estimates made by management and validated by third party actuaries to ensure such estimates are within acceptable ranges. Actuarial estimates are based on detailed analyses of health care cost trends, claims history, demographics, industry trends and federal and state law. As a result, the amount of reserve and related expense is significantly affected by the outcome of these studies. Significant and adverse changes in the experience of claims settlement and other underlying assumptions could negatively impact our operating results.

We may not have adequate resources to fund our operations.    We rely primarily upon cash flow from our operations and Member investments to fund our operating activities. In the event that these sources of cash are not sufficient to meet our requirements, additional sources of cash are expected to be obtained from our credit facilities to fund our daily operating activities. Our revolving credit agreement, which expires on October 8, 2015, requires compliance with certain financial covenants, including minimum tangible net worth, fixed charge coverage ratio and total funded debt to earnings before interest, taxes, depreciation, amortization and patronage dividends (“EBITDAP”). See Note 5 of Notes to Consolidated Financial Statements in Part II, Item 8 “Financial Statements and Supplementary Data” for additional information. While we are currently in compliance with all required covenants and expect to remain in compliance, this does not guarantee we will remain in compliance in future periods.

As of October 1, 2011, we believe we have sufficient cash flow from operations and availability under the revolving credit agreement to meet our operating needs, capital spending requirements and required debt repayments through October 8, 2015. However, if access to operating cash or to the revolving credit agreement becomes restricted, we may be compelled to seek alternate sources of cash. We cannot assure that alternate sources will provide cash on terms favorable to us. Consequently, the inability to access alternate sources of cash on terms similar to our existing agreement could adversely affect our operations.

The value of our benefit plan assets and liabilities is based on estimates and assumptions, which may prove inaccurate.    Our non-union employees participate in a Company sponsored defined benefit pension plan and Company sponsored postretirement benefit plans. Certain eligible union and non-union employees participate in separate plans providing payouts for unused sick leave. Our officers also participate in a Company sponsored Executive Salary Protection Plan (“ESPP”), which provides additional post-termination retirement income based on each participant’s salary and years of service as an officer of the Company. The postretirement plans provide medical benefits for retired non-union employees, life insurance benefits for retired non-union employees for which active non-union employees are no longer eligible and lump-sum payouts for unused sick days covering certain eligible union and non-union employees. Liabilities for the ESPP and postretirement plans are not funded. We account for these benefit plans in accordance with ASC Topic 715, “Compensation—Retirement Benefits” and ASC Topic 712, “Compensation—Nonretirement Postemployment Benefits,” which require us to make actuarial assumptions that are used to calculate the carrying value of the related assets, where applicable, and liabilities and the amount of expenses to be recorded in our consolidated financial statements. Assumptions include the expected return on plan assets, discount rates, health care cost trend rate, projected life expectancies of plan participants and anticipated salary increases. While we believe the underlying assumptions are appropriate, the carrying value of the related assets and liabilities and the amount of expenses recorded in the consolidated financial statements could differ if other assumptions are used. See Note 11 of Notes to Consolidated Financial Statements in Part II, Item 8 “Financial Statements and Supplementary Data” for additional information.

The credit and liquidity crisis in the United States and throughout the global financial system triggered substantial volatility in the world financial markets and banking system. As a result, the investment portfolio of the Unified Cash Balance Plan incurred a significant decline in fair value during fiscal 2008. While the value of the investment portfolios of our defined benefit pension plans increased during fiscal 2009 and 2010, they declined in fiscal 2011, as the values of the plans’ individual investments have and will fluctuate in response to changing market conditions, and the amount of gains or losses that will be recognized in subsequent periods, if any, cannot be determined.

Authoritative accounting guidance may necessitate companies who issue and redeem shares based on book value to redefine the method used to value their shares.    Authoritative accounting guidance that requires adjustments to shareholders’ equity has the potential to impact companies whose equity securities are issued and redeemed at book value (“book value companies”) disproportionately more than companies whose share values are market-based (“publicly traded”). While valuations of publicly traded companies are primarily driven by their income statement and cash flows, the traded value of the shares of book value companies, however, may be immediately impacted by adjustments affecting shareholders’ equity upon implementation. Therefore, such guidance may necessitate companies who issue and redeem shares based on book value to redefine the method used to value their shares. As such, we modified our Exchange Value Per Share calculation to exclude accumulated other comprehensive earnings (loss) from Book Value, thereby excluding the potentially volatile impact that (1) ASC Topic 715-20, “Compensation—Retirement Benefits—Defined Benefit Plans—General,” and (2) changes in unrealized gains and losses, net of taxes, on available for sale investments would have on shareholders’ equity and Exchange Value Per Share.

A system failure or breach of system or network security could delay or interrupt services to our customers or subject us to significant liability.    We have implemented security measures such as firewalls, virus protection, intrusion detection and access controls to address the risk of computer viruses and unauthorized access. A business continuity plan has been developed focusing on the offsite restoration of computer hardware and software applications. We have also developed business resumption plans, which include procedures to ensure the continuation of business operations in response to the risk of damage from energy blackouts, natural disasters, terrorism, war and telecommunication failures, and we have implemented change management procedures and quality assurance controls designed to ensure that new or upgraded business management systems operate as intended. However, there can be no assurances that any of these efforts will be adequate to prevent a system failure, accident or security breach, any of which could result in a material disruption to our business. In addition, substantial costs may be incurred to remedy the damages caused by any such disruptions.

Our success depends on our retention of our executive officers and senior management, and our ability to hire and retain additional key personnel.    Our success depends on the skills, experience and performance of our executive officers, senior management and other key personnel. The loss of service of one or more of our executive officers, senior management or other key employees could have a material adverse effect on our business, prospects, financial condition, operating results and cash flows. Our future success also depends on our continuing ability to attract and retain highly qualified technical, sales and managerial personnel. Competition for these personnel is intense, and there can be no assurance that we can retain our key employees or that we can attract, assimilate or retain other highly qualified technical, sales and managerial personnel in the future.

We depend on third parties for the supply of products and raw materials and for marketing and promotional programs.    We depend upon third parties for the supply of products, including corporate brand products, and raw materials. Any disruption in the services provided by any of these suppliers, or any failure by them to handle current or higher volumes of activity, could have a material adverse effect on our business, prospects, financial condition, operating results and cash flows.

We participate in various marketing and promotional programs to increase sales volume and reduce merchandise costs. Failure to continue these relationships on terms that are acceptable to us, or to obtain adequate marketing relationships, could have a material adverse effect on our business, prospects, financial condition, operating results and cash flows.

Increased electricity, diesel fuel and gasoline costs could reduce our profitability.    Our operations require and are dependent upon the continued availability of substantial amounts of electricity, diesel fuel and gasoline to manufacture, store and transport products. Our trucking operations are extensive and diesel fuel storage capacity represents approximately two weeks average usage. The prices of electricity, diesel fuel and gasoline fluctuate significantly over time. Given the competitive nature of the grocery industry, we may not be able to pass on increased costs of production, storage and transportation to our customers. As a result, either a shortage or significant increase in the cost of electricity, diesel fuel or gasoline could disrupt distribution activities and negatively impact our business and results of operations.

A strike or work stoppage by employees could disrupt our business and/or we could face increased operating costs from higher wages or benefits we must pay our employees.    Approximately 60% of our employees are covered by collective bargaining agreements, which have various expiration dates ranging from 2012 through 2015. If we are unable to negotiate acceptable contracts with labor unions representing our unionized employees, we may be subject to a strike or work stoppage that disrupts our business and/or increased operating costs resulting from higher wages or benefits paid to union members or replacement workers. Any such outcome could have a material adverse affect on our operations and financial results.

If we fail to maintain an effective system of internal controls, we may not be able to detect fraud or report our financial results accurately, which could harm our business and subject us to regulatory scrutiny.    Pursuant to Section 404 of the Sarbanes-Oxley Act of 2002, we perform an annual evaluation of our internal controls over financial reporting. In July 2010, the Dodd-Frank Wall Street Reform and Consumer Protection Act (the “Reform Act”) became law. The Reform Act includes a provision that indefinitely exempts companies that qualify as either a non-accelerated filer or smaller reporting company from the auditor attestation requirement of Section 404(b) of the Sarbanes-Oxley Act of 2002. For fiscal 2011 and subsequent foreseeable fiscal years, we expect to be exempt from such requirement. Although we believe our internal controls are operating effectively, we cannot guarantee that we will not have any material weaknesses in the future. In addition, any failure to implement required new or improved controls, or difficulties encountered in their implementation, could harm our operating results or cause us to fail to meet our reporting obligations.

A loss of our cooperative tax status could increase tax liability.    Subchapter T of the Internal Revenue Code sets forth rules for the tax treatment of cooperatives. As a cooperative, we are allowed to offset patronage income with patronage dividends that are paid in cash or through qualified written notices of allocation. However, we are taxed as a typical corporation on the remainder of our earnings from our Member business and on earnings from our Non-Member business. If we are not entitled to be taxed as a cooperative under Subchapter T, our revenues would be taxed when earned by us and the Members would be taxed when dividends are distributed. The Internal Revenue Service can challenge the tax status of cooperatives. The Internal Revenue Service has not challenged our tax status, and we would vigorously defend any such challenge. However, if we were not entitled to be taxed as a cooperative, taxation at both the Company and the Member level could have a material adverse impact on us and our Members.

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

Members’ Class A, Class B and Class E Shares are subject to risk of loss.    Class A and Class B Shares are purchased and sold at purchase prices equal to the Exchange Value Per Share at the close of the last fiscal year end prior to the date the shares are purchased or sold. Class E Shares are purchased and sold at a value of $100 per share. If a Member were to sell shares at a price that is less than the price at which the shares were purchased, the Member would lose all or a portion of its investment in the Class A, Class B or Class E Shares. See “OFFERING OF CLASS A SHARES, CLASS B SHARES AND CLASS E SHARES—Exchange Value Per Share” included in the Company’s Post-Effective Amendment No. 2 to Registration Statement on Form S-1 filed on January 12, 2011, with respect to our offering of Class A, Class B and Class E Shares for further information.

If the Board decides in any year to retain a portion of our earnings from our Non-Patronage Business, and not to allocate those earnings to the Exchange Value Per Share, the redemption price of Class A and Class B Shares that are repurchased in the year of such retention and in future years will be reduced.

The requirement that Members invest in our shares and/or make Required Deposits, and the lack of liquidity with respect to such investments and Required Deposits, may make attracting new Members difficult and may cause existing Members to withdraw from membership.    Members are required to meet specific capital requirements, which include capital share ownership and may include required cash deposits. These investments by Members are a principal source of our capital, and in fiscal 2011, approximately 79% of our net sales were to Members. We compete with other wholesale suppliers who are not structured as cooperatives and therefore have no investment requirements for customers. Our requirements to purchase shares or maintain cash deposits may become an obstacle to retaining existing business and attracting new business. For a discussion of required Member equity investments and deposits, see Item 1, “Business—Capital Shares—Class B Shares” and Item 1, “Business—Member Equity Investments.”

Our Bylaws give the Board complete discretion with respect to the redemption of shares held by terminated Members and excess shares held by Members. Our redemption policy currently provides that the number of Class B Shares that we may redeem in any fiscal year is limited to no more than 5% of the outstanding Class B Shares (after patronage dividends payable in Class B Shares). In connection with the closing of fiscal 2011, we will redeem 10,693 Class B Shares, leaving 54,253 Class B Shares that have been tendered for redemption but not yet redeemed. See Part II, Item 8. “Financial Statements and Supplementary Data—Notes 10 and 18” for recent redemption activity and the number of outstanding shares tendered for redemption but which have not yet been redeemed. Furthermore, required cash deposits are contractually subordinated and subject to the prior payment in full of our senior indebtedness. For a discussion of the limitations on the redemption of capital shares and the subordination of cash deposits, see Item 1, “Business—Capital Shares—Redemption of Capital Shares,” Item 1, “Business—Member Equity Investments” and Item 1, “Business—Pledge of Shares and Guarantees.” These limitations on our obligation to redeem capital shares or repay the cash deposits of Members may cause Members to withdraw from membership or potential Members to not become Members.

Severe weather, natural disasters and adverse climate changes may adversely affect our financial condition and results of operations.    Severe weather conditions, such as hurricanes or tornadoes, or natural disasters, such as earthquakes or fires, in areas in which we have distribution facilities, in which customers’ stores are located or from which we obtain products may adversely affect our results of operations. Such conditions may cause physical damage to our properties, closure of one or more of our distribution facilities, closure of customers’ stores, lack of an adequate work force in a market, temporary disruption in the supply of products, disruption in the transport of goods, delays in the delivery of goods to our distribution centers or customer stores or a reduction in the availability of products we offer. In addition, adverse climate conditions and adverse weather patterns, such as droughts and floods, that impact growing conditions and the quantity and quality of crops yielded by food producers may adversely affect the availability or cost of certain products within the grocery supply chain. Our business resumption plans may not be effective in a timely manner and a significant disruption to our business could occur in the event of a natural disaster, terrorism or war. In addition, while we carry insurance to cover business interruption and damage to buildings and equipment, some of the insurance carries high deductibles. Any of these factors may disrupt our business and adversely affect our financial condition and results of operations.

Item 1B.    UNRESOLVED STAFF COMMENTS

Not applicable.

Item 2.    PROPERTIES

Our corporate offices, warehouses and manufacturing facilities as of October 1, 2011 are as follows:

	Approximate Square Footage
Description	Owned	Leased
Corporate offices(1)	73,567	285,367
Dry warehouses	2,165,123	1,038,391
Refrigerated warehouses	645,987	408,471
Manufacturing facilities	181,206	—

(1)	Includes corporate offices for both our Wholesale Distribution and Insurance segments.

These properties are located in Arizona, California, Oregon and Washington. We consider our properties to be generally in good condition, well maintained, and suitable and adequate to carry on our business. Certain of our real and personal property is pledged as collateral to secure our senior secured notes to certain insurance companies and pension funds under a note purchase agreement dated September 29, 1999 (as amended, the “Senior Note Agreement”) as amended and restated effective January 6, 2006 and further amended on November 3, 2009. See Note 5 of Notes to Consolidated Financial Statements in Part II, Item 8 “Financial Statements and Supplementary Data” for additional information.

Item 3.    LEGAL PROCEEDINGS

We are a party to various litigation, claims and disputes, some of which are for substantial amounts, arising in the ordinary course of business. While the ultimate effect of such actions cannot be predicted with certainty, we believe the outcome of these matters will not have a material adverse effect on our financial condition or results of operations.

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

Part II

Item 5.    MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

There is no established public trading market for our Class A, Class B, Class C or Class E Shares. As of December 9, 2011, our Class A Shares (155,750 shares outstanding) were held of record by 445 shareholders, Class B Shares (433,122 shares outstanding) were held of record by 537 shareholders, Class C Shares were held of record, one share each, by 15 directors of Unified, and our Class E Shares (251,808 shares outstanding) were held of record by 737 shareholders.

Company Purchases of Equity Securities

Period	Total Number of Shares Purchased	Average Price Paid Per Share
July 3, 2011 – July 30, 2011	—	—
July 31, 2011 – August 27, 2011 (Class A Shares)	1,400	$304.48
August 28, 2011 – October 1, 2011 (Class B Shares)	500	$301.82

Total	1,900	$303.78

The repurchase of Class A, Class B or Class E Shares is solely at the discretion of the Board.

Dividends

Cash dividends are not generally paid by us and may be declared in unique circumstances solely at the discretion of the Board. See Note 10 of Notes to Consolidated Financial Statements in Part II, Item 8 “Financial Statements and Supplementary Data” for additional information.

Performance Graph

The following graph sets forth the five-year cumulative total shareholder return on our shares as compared to the cumulative total shareholder return for the same period of our Peer Group and the S&P 500 Index. Our Peer Group consists of Nash Finch Company, Spartan Stores, Inc. and Supervalu, Inc. These companies were selected on the basis that the companies, although unlike Unified in that they are not structured as cooperative organizations, have certain operational characteristics that are similar to Unified. For example, each of the companies is a full-line distributor of grocery products. While all shares of the companies included in the Peer Group are publicly traded, our shares are privately held. We exchange our Class A Shares and Class B Shares with our Members at Exchange Value Per Share (see Item 1, “Business—Capital Shares”). The Exchange Value Per Share, as currently calculated, is equal to Book Value (as defined below) divided by the number of Class A and Class B Shares outstanding at the end of the fiscal year, excluding shares tendered for redemption. “Book Value” is computed based on (1) the fiscal year end balance of Class A and Class B Shares, excluding the redemption value of unredeemed shares tendered for redemption, plus (2) retained earnings excluding non-allocated retained earnings.

Prior to February 23, 2010, we computed Exchange Value Per Share of the Class A and Class B Shares as Book Value divided by the number of Class A and Class B Shares outstanding at the end of the fiscal year. For purposes of such earlier calculation, “Book Value” was computed based on the sum of the fiscal year end balances of Class A and Class B Shares, plus retained earnings. At our annual meeting of shareholders held on February 23, 2010, the shareholders authorized the Board, in its sole discretion, to retain a portion of our annual earnings from our Non-Patronage Business and not allocate those earnings to the Exchange Value Per Share. Additionally, on February 23, 2010, we modified our Exchange Value Per Share computation, effective for fiscal year end 2010, to exclude from Book Value non-allocated retained earnings (loss) and the redemption value of unredeemed shares tendered for redemption, and to exclude the number of shares tendered for redemption from the outstanding number of Class A and Class B Shares.

The graphical presentation of the cumulative total return of the companies included in the Peer Group reflects the incremental change in book value of the shares of those companies. The book value of the members of the peer group have been computed based on total equity, less other accumulated comprehensive income, divided by the number of outstanding shares for the years 2007 through 2011.

The comparison assumes $100 was invested on September 30, 2007 in the shares of the Company, the shares of the Peer Group and in each of the foregoing indices through October 1, 2011. The historical cost performance on the following graph is not necessarily indicative of future cost performance.

This graph shall not be deemed incorporated by reference by any general statement incorporating by reference this Annual Report on Form 10-K into any filing under the Securities Act of 1933 or the Securities Exchange Act of 1934, except to the extent that we specifically incorporate this information by reference, and shall not otherwise be deemed filed under such Acts.

Comparison of Five Year* Cumulative Total Return

Among Unified Grocers, Inc., S&P 500 Index and Peer Group

*	Fiscal years ended September 29, 2007, September 27, 2008, October 3, 2009, October 2, 2010 and October 1, 2011.

Item 6.    SELECTED FINANCIAL DATA

The selected financial information below has been compiled from the audited consolidated financial statements of Unified for the fiscal years ended October 1, 2011, October 2, 2010, October 3, 2009, September 27, 2008 and September 29, 2007. The following selected consolidated financial data should be read in conjunction with our consolidated financial statements and the notes thereto (see Part II, Item 8. “Financial Statements and Supplementary Data”) and the information contained in Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations.” Historical results are not necessarily indicative of future results.

(dollars in thousands, except Exchange Value Per Share)
Fiscal Year Ended†(a)	October 1, 2011 (52 Weeks)	October 2, 2010 (52 Weeks)	October 3, 2009 (53 Weeks)(b)	September 27, 2008 (52 Weeks)(c)	September 29, 2007 (52 Weeks)
Net sales	$3,847,775	$3,921,059	$4,050,678	$4,104,775	$3,133,441
Operating income	37,433	42,650	51,018	64,432	55,706
Earnings before patronage dividends and income taxes	25,091	31,139	39,335	48,611	41,866
Patronage dividends	12,431	14,038	16,723	22,059	17,680
Net earnings	7,387	10,978	14,755	17,369	14,406
Total assets	923,678	927,688	915,553	903,282	751,188
Long-term notes payable	226,162	224,926	228,422	254,089	170,010
Exchange Value Per Share(d)	312.31	304.48	290.37	273.97	245.79

†	Our fiscal year ends on the Saturday nearest September 30.

(a)	The following items are not included within Selected Financial Data because they are not applicable to our operations: income from continuing operations per common share, redeemable preferred stock (within long-term obligations), and cash dividends per common share.

(b)	The fiscal year ended October 3, 2009 had 53 weeks while the other fiscal years presented in Selected Financial Data had 52 weeks. This additional week resulted in an additional $79.0 million of net sales being recorded in the fiscal year ended October 3, 2009 compared to the fiscal year ended September 27, 2008.

(c)	Results subsequent to our purchase in early fiscal 2008 of certain assets and assumption of certain liabilities of Associated Grocers, Incorporated and its subsidiaries are included in the results of operations for the full fiscal year ended September 27, 2008. Fiscal years prior to September 27, 2008 do not reflect the impact of the Acquisition on our financial statements.

(d)	We exchange our Class A Shares and Class B Shares with our Members at the Exchange Value Per Share (see Item 1, “Business—Capital Shares”). The Exchange Value Per Share, as currently calculated, is equal to Book Value (as defined below) divided by the number of Class A and Class B Shares outstanding at the end of the fiscal year, excluding shares tendered for redemption. “Book Value” is computed based on (1) the fiscal year end balance of Class A and Class B Shares, excluding the redemption value of unredeemed shares tendered for redemption, plus (2) retained earnings, excluding non-allocated retained earnings.

Prior to February 23, 2010, we computed the Exchange Value Per Share of the Class A and Class B Shares as Book Value divided by the number of Class A and Class B Shares outstanding at the end of the fiscal year. For purposes of such earlier calculation, “Book Value” was computed based on the sum of the fiscal year end balances of Class A and Class B Shares, plus retained earnings. At our annual meeting of shareholders held on February 23, 2010, the shareholders authorized the Board, in its sole discretion, to retain a portion of our annual earnings from our Non-Patronage Business and not allocate those earnings to the Exchange Value. Additionally, on February 23, 2010, we modified our Exchange Value Per Share computation, effective for fiscal year end 2010, to exclude from Book Value non-allocated retained earnings (loss) and the redemption value of unredeemed shares tendered for redemption, and to exclude the number of shares tendered for redemption from the outstanding number of Class A and Class B Shares.

Exchange Value Per Share does not necessarily reflect the amount for which our net assets could be sold or the dollar amount that would be required to replace them.

Item 7.    MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Forward-Looking Information

This report contains “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995. These statements relate to expectations concerning matters that (a) are not historical facts, (b) predict or forecast future events or results, or (c) embody assumptions that may prove to have been inaccurate. These forward-looking statements involve risks, uncertainties and assumptions. When we use words such as “believe,” “expect,” “anticipate” or similar expressions, we are making forward-looking statements. Although we believe that the expectations reflected in such forward-looking statements are reasonable, we cannot give readers any assurance that such expectations will prove correct. The actual results may differ materially from those anticipated in the forward-looking statements as a result of numerous factors, many of which are beyond our control. Important factors that could cause actual results to differ materially from our expectations include, but are not limited to, the factors discussed in the sections entitled Item 1A, “Risk Factors” and “Critical Accounting Policies and Estimates” within “Management’s Discussion and Analysis of Financial Condition and Results of Operations.” All forward-looking statements attributable to us are expressly qualified in their entirety by the factors that may cause actual results to differ materially from anticipated results. Readers are cautioned not to place undue reliance on these forward-looking statements, which reflect management’s opinion only as of the date hereof. We undertake no duty or obligation to revise or publicly release the results of any revision to these forward-looking statements. Readers should carefully review the risk factors described in this document as well as in other documents we file from time to time with the SEC.

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

We sell a wide variety of products typically found in supermarkets, as well as a variety of specialty products. We report all product sales in our Wholesale Distribution segment, which represents approximately 99% of our total net sales. Our customers include our Members and Non-Members. We also provide support services to our customers, including insurance, financing, promotional planning, retail technology, equipment purchasing services and real estate services. Support services, other than insurance and financing, are reported in our Wholesale Distribution segment. Insurance activities account for approximately 1% of total net sales and are reported in our Insurance segment, while finance activities are grouped with our All Other business activities. The availability of specific products and services may vary by geographic region. We have three separate geographical and marketing regions: Southern California, Northern California and the Pacific Northwest.

Sales Highlights and Other Information—Fiscal 2011

Our net sales were $3.848 billion for the fiscal year ended October 1, 2011 (“2011 Period”) as compared to net sales of $3.921 billion in the fiscal year ended October 2, 2010 (“2010 Period”), an overall decrease of $73.3 million, or 1.9%. The following table presents the key factors contributing to the change in net sales during the 2011 Period:

(dollars in millions)
Key Net Sales Changes	(Decrease) Increase
Increase in net sales to continuing customers	$49.6
Net new customers added in the 2011 Period	11.6
Loss of significant Member	(62.8)
Store closures	(71.7)
Change in net sales	$(73.3)

On or about February 16, 2011, C&K Market, Inc. (“C&K”) informed us that it intended unilaterally to terminate its supply agreement with us (the “Supply Agreement”). The Supply Agreement would have terminated by its terms in December 2013. In response, we initiated an arbitration proceeding against this Member. In June 2011, we entered into a Termination and Settlement Agreement with C&K (the “Settlement Agreement”) that resolved matters relating to this Member’s early termination of its Supply Agreement with us. Under the Settlement Agreement, this Member paid us $4.3 million to terminate the Supply Agreement and reimburse us for attorneys’ fees incurred. We incurred $0.9 million in costs related to the termination of the Supply Agreement. The net amount of $3.4 million was realized in the third quarter of fiscal 2011 (the “Member Settlement”).

C&K is a Member currently included in our top ten customers and Member net sales. They ceased purchasing from us in May 2011. For the fifty-two week period from April 3, 2010 to April 2, 2011 (the most recent twelve-month period prior to ceasing sales), this Member represented $144.9 million, or 3.7%, of total net sales.

Industry Overview and the Economic Environment

We were impacted by changes in the overall economic environment during the 2011 Period. See Item 1, “Business—Industry Overview and the Company’s Operating Environment—Economic Factors,” for a discussion of how we are impacted by changes in overall economic conditions, particularly price volatility associated with the costs of certain commodities, ingredients used in our manufactured products and packaged goods purchased from suppliers.

The grocery industry, including the wholesale food distribution business, is highly competitive and characterized by high volume and low profit margins. As a result of this competition, the grocery industry has trended towards both vertical and horizontal integration, an increasing number of competitive format grocery stores that are adding square footage devoted to food and non-food products (including warehouse club stores, supercenters and other alternate formats) and mergers and acquisitions among competing organizations.

The ongoing challenging economic climate and credit market turmoil during the 2011 Period, combined with continuing uncertainties related to energy prices, availability of credit, difficulties in the banking and financial services sectors, the decline in the housing market, diminished market liquidity, and high unemployment rates, have negatively impacted consumer confidence and spending and resulted in consumers continuing to behave more cautiously than in previous years and placing a higher emphasis on lower prices. Job losses have also caused greater demographic shifts that can change the composition of consumers and their related product focus in a given marketplace. These conditions contributed to reductions in consumer spending, including a shift in customer demand, which negatively impacted our sales. We anticipate these same conditions will continue during our next fiscal year.

Results of Operations

The following discussion of our financial condition and results of operations should be read in conjunction with Item 6, “Selected Consolidated Financial Data” and Item 8, “Financial Statements and Supplementary Data,” specifically Note 14 of Notes to Consolidated Financial Statements, “Segment Reporting.” Certain statements in the following discussion are not historical in nature and should be considered to be forward-looking statements that are inherently uncertain.

The following table sets forth our selected consolidated financial data expressed as a percentage of net sales for the periods indicated below:

Fiscal Year Ended	October 1, 2011	October 2, 2010	October 3, 2009
Net sales	100.0%	100.0%	100.0%
Cost of sales	91.1	90.9	90.9
Distribution, selling and administrative expenses	7.9	8.0	7.8

Operating income	1.0	1.1	1.3
Interest expense	0.3	0.3	0.3
Patronage dividends	0.3	0.4	0.4
Income taxes	0.2	0.2	0.2

Net earnings	0.2%	0.2%	0.4%

Fiscal Year Ended October 1, 2011 (“2011 Period”) Compared to Fiscal Year Ended October 2, 2010 (“2010 Period”)

Overview of the 2011 Period.    Our consolidated operating income decreased by $5.2 million to $37.4 million in the 2011 Period compared to $42.6 million in the 2010 Period.

The overall decrease in operating income is summarized in our operating segments and other business activities as follows:

•

Wholesale Distribution Segment:    The Wholesale Distribution segment’s operating income was $32.6 million in the 2011 Period compared to $38.1 million in the 2010 Period. The $5.5 million decrease in operating income was due, in large part, to the general decline in net sales, along with higher insurance expenses driven by lower investment performance and higher fuel and medical expenses, partially offset by lower overall distribution, selling and administrative expenses.

•

Insurance Segment:    Operating income increased $0.2 million in our Insurance segment to $4.8 million in the 2011 Period compared to $4.6 million in the 2010 Period. This increase was primarily due to our recording an estimated loss reserve for a customer’s fire-related claim in the 2010 Period and a reduction of loss reserves in the 2011 Period.

•	All Other: All Other business activities primarily consist of our wholly-owned finance subsidiary. Operating income was marginal for the 2011 Period as compared to a marginal loss for the 2010 Period.

The following tables summarize the performance of each business segment for the 2011 and 2010 Periods.

Wholesale Distribution Segment

(dollars in thousands)
	2011	2010	Difference
Net sales	$3,832,477	$3,904,102	$(71,625)
Cost of sales	3,503,445	3,561,415	(57,970)
Distribution, selling and administrative expenses	296,445	304,565	(8,120)

Operating income	$32,587	$38,122	$(5,535)

Insurance Segment

(dollars in thousands)
	2011	2010	Difference
Gross sales—premiums earned and investment income	$27,280	$29,794	$(2,514)
Inter-segment eliminations	(12,796)	(13,538)	742

Net sales—premiums earned and investment income	14,484	16,256	(1,772)
Cost of sales (including underwriting expenses)	2,343	4,805	(2,462)
Selling and administrative expenses	7,350	6,834	516

Operating income	$4,791	$4,617	$174

All Other
(dollars in thousands)
	2011	2010	Difference
Gross sales	$1,034	$974	$60
Inter-segment eliminations	(220)	(273)	53

Net sales	814	701	113
Selling and administrative expenses	759	790	(31)

Operating income (loss)	$55	$(89)	$144

Net sales.    Consolidated net sales decreased $73.3 million, or 1.9%, to $3.848 billion in the 2011 Period compared to $3.921 billion for the 2010 Period. Factors impacting net sales are as follows:

•

Wholesale Distribution Segment:    Wholesale Distribution net sales decreased $71.6 million to $3.832 billion in the 2011 Period compared to $3.904 billion for the 2010 Period. The table below illustrates the key changes in net sales from the 2010 Period to the 2011 Period:

(dollars in millions)
Key Net Sales Changes	Increase (Decrease)
Increase in net sales to continuing customers	$51.3
Net new customers added in the 2011 Period	11.6
Loss of significant Member	(62.8)
Store closures	(71.7)
Change in net sales	$(71.6)

•

Insurance Segment:    Net sales, consisting principally of premium revenues and investment income, decreased $1.8 million to $14.5 million in the 2011 Period compared to $16.3 million in the 2010 Period. The decrease is primarily related to a reduction in workers’ compensation premium revenue and lower investment income.

•	All Other: Net sales increased $0.1 million to $0.8 million in the 2011 Period compared to $0.7 million for the 2010 Period.

Cost of sales (including underwriting expenses).    Consolidated cost of sales decreased $60.4 million to $3.505 billion for the 2011 Period compared to $3.566 billion for the 2010 Period and comprised 91.1% and 90.9% of consolidated net sales for the 2011 and 2010 Periods, respectively. Factors impacting cost of sales are as follows:

•

Wholesale Distribution Segment:    Cost of sales decreased by $57.9 million to $3.503 billion in the 2011 Period compared to $3.561 billion in the 2010 Period. As a percentage of Wholesale Distribution net sales, cost of sales was 91.4% and 91.2% for the 2011 and 2010 Periods, respectively.

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

•

Insurance Segment:    Cost of sales primarily consists of claims loss and loss adjustment expenses, underwriting expenses, commissions, premium taxes and regulatory fees. Cost of sales decreased $2.5 million to $2.3 million in the 2011 Period compared to $4.8 million in the 2010 Period. The decrease in cost of sales in the 2011 Period is due primarily to (1) a non-recurring increase in reserves in the 2010 Period for an insurance claim by a customer related to a fire loss estimated at $1.1 million, and (2) reduced exposure to claims losses resulting from a decline in workers’ compensation premium revenue during the 2011 Period. Additionally, the cost of insurance and the sufficiency of loss reserves are also impacted by actuarial estimates based on a detailed analysis of health care cost trends, claims history, demographics and industry trends. As a result, the amount of loss reserves and future expenses is significantly affected by these variables and may significantly change, depending on the cost of providing benefits and the results of further legislative action. See additional discussion related to insurance reserves under “Risk Factors”—“Our insurance reserves may be inadequate if unexpected losses occur.”

Distribution, selling and administrative expenses.    Consolidated distribution, selling and administrative expenses decreased $7.6 million to $304.6 million for the 2011 Period compared to $312.2 million for the 2010 Period and comprised 7.9% and 8.0% of consolidated net sales for the 2011 and 2010 Periods, respectively. Factors impacting distribution, selling and administrative expenses are as follows:

•

Wholesale Distribution Segment:    Distribution, selling and administrative expenses decreased $8.1 million to $296.4 million in the 2011 Period compared to $304.5 million in the 2010 Period. These expenses comprised 7.7% and 7.8% of Wholesale Distribution net sales for the 2011 and 2010 Periods, respectively. Factors impacting distribution, selling and administrative expenses are as follows:

•

Member Settlement:    During the 2011 Period, distribution, selling and administrative expenses decreased $3.4 million, or 0.1% as a percent of Wholesale Distribution net sales, resulting from the Member Settlement.

•

Insurance Expense (other than Workers’ Compensation):    During the 2011 Period, we experienced net insurance expense increases of $1.7 million, or 0.1% as a percent of Wholesale Distribution net sales. This net increase in expense is primarily due to the decrease in the cash surrender value of our life insurance policy assets, which are held in a rabbi trust to support post-termination retirement benefits and are not available for general corporate purposes. The changes in our policy assets are a result of changes in the fair value of the underlying securities, which are highly concentrated in U.S. equity markets and priced based on readily determinable market values.

•

Fuel Expense:    During the 2011 Period, we experienced diesel fuel expense increases of $1.8 million, or 0.1% as a percent of Wholesale Distribution net sales. This increase is primarily due to the rising cost of oil.

•

Non-Union Medical Benefits:    During the 2011 Period, we experienced expense increases of $1.6 million, or 0.1% as a percent of Wholesale Distribution net sales, primarily due to the increased cost of medical benefits.

•	Other Expense Changes: General expenses decreased $9.8 million, or 0.3% as a percent of Wholesale Distribution net sales, due primarily to our continued focus on cost containment.

•

Insurance Segment:    Selling and administrative expenses for the Insurance segment increased $0.5 million to $7.3 million for the 2011 Period compared to $6.8 million for the 2010 Period. The increase in expense is primarily due to on-going software maintenance and depreciation costs associated with a new policy management system implemented during the 2010 Period.

•	All Other: Selling and administrative expenses for our All Other business activities were $0.8 million for both the 2011 and 2010 Periods.

Interest.    Interest expense increased $0.8 million to $12.3 million in the 2011 Period compared to $11.5 million in the 2010 Period and comprised 0.3% of consolidated net sales for both the 2011 and 2010 Periods. Factors contributing to the increase in interest expense are as follows:

•	Interest expense on our primary debt instruments was $11.3 million and $10.4 million for the 2011 and 2010 Periods, respectively, an increase of $0.9 million.

•

Interest Rates:    Interest expense increased $0.4 million over the 2010 Period due to an increase in our effective borrowing rate. Our effective borrowing rate for the combined primary debt, made up of the revolving lines of credit for Unified and Grocers Capital Company (“GCC”), and senior secured notes, was 4.4% and 4.3% for the 2011 and 2010 Periods, respectively. The rate increase was due to a higher effective rate on Unified’s revolving line of credit. On October 8, 2010, we entered into a new revolving credit agreement with Wells Fargo Bank, National Association, as Administrative Agent (see “Credit Facilities” and the Company’s Current Report on Form 8-K filed on October 13, 2010 for additional information).

•

Weighted Average Borrowings:    Interest expense increased by $0.5 million from the 2010 Period as a result of higher outstanding debt. Weighted average borrowings increased by $12.9 million primarily due to increased inventory levels during the 2011 Period.

Borrowings on our revolving credit agreement are subject to market rate fluctuations. A 25 basis point change in the market rate of interest over the 2011 Period would result in a $0.4 million increase or decrease in corresponding interest expense.

•	Interest expense on all our other outstanding debt instruments was $1.0 million and $1.1 million in the 2011 and 2010 Periods, respectively.

Patronage dividends.    Patronage dividends for the 2011 Period were $12.4 million, compared to $14.0 million in the 2010 Period, a decrease of 10.9%. Patronage dividends for the 2011 and 2010 Periods consisted of the patronage earnings from our three patronage earning divisions: the Southern California Dairy Division, the Pacific Northwest Dairy Division and the Cooperative Division. For the 2011 and 2010 Periods, respectively, we had patronage earnings of $10.7 million and $11.9 million in the Southern California Dairy Division, $1.4 million and $1.7 million in the Pacific Northwest Dairy Division and $0.3 million and $0.4 million in the Cooperative Division. The decrease in the Southern California and Pacific Northwest Dairy Divisions’ patronage earnings was due to a decrease in Member sales volume. Cooperative Division patronage earnings were consistent from the 2010 Period to the 2011 Period. Lower overall distribution, selling and administrative expenses partially offset reduced patronage earnings due to lower sales and higher insurance and medical expenses.

Income taxes.    Income tax expense was $5.3 million for the 2011 Period compared to $6.1 million for the 2010 Period. Our effective income tax rate was 41.7% for the 2011 Period compared to 35.8% for the 2010 Period. The higher than statutory rate in the 2011 Period reflects unfavorable adjustments due to non-deductible losses on life insurance.

Other Comprehensive (Loss) Earnings, Net of Income Taxes (“OCI”).    Our OCI net loss was $8.7 million in the 2011 Period compared to a net loss of $3.5 million in the 2010 Period (see Note 1 to “Notes to Consolidated Financial Statements” in Part II, Item 8, “Financial Statements and Supplementary Data”). OCI is excluded from the calculation of Exchange Value Per Share (see Note 10 to “Notes to Consolidated Financial Statements” in Part II, Item 8, “Financial Statements and Supplementary Data”).

•

Unrealized Net Holding Gain (loss) on Investments:    Our investments are primarily made up of bonds in our insurance segment portfolio. We experienced an unrealized loss of $2.8 million in the 2011 Period compared to an unrealized gain of $0.7 million in the 2010 Period.

•

Defined Benefit Pension Plans and Other Postretirement Benefit Plans:    This component of OCI primarily represents the non-cash amount to record the ultimate future liability for pension obligations net of the value of our pension fund assets pursuant to ASC Topic 715-20, “Compensation—Retirement Benefits—Defined Benefits Plans—General.” We experienced a $5.9 million loss in the 2011 Period compared to a $4.2 million loss in the 2010 Period.

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

•	All Other: All Other business activities primarily consist of our finance subsidiary. Operating income was a marginal loss for both the 2010 and 2009 Periods.

The following tables summarize the performance of each business segment for the 2010 and 2009 Periods.

Wholesale Distribution Segment

(dollars in thousands)
	2010	2009	Difference
Net sales	$3,904,102	$4,035,859	$(131,757)
Cost of sales	3,561,415	3,680,822	(119,407)
Distribution, selling and administrative expenses	304,565	309,080	(4,515)

Operating income	$38,122	$45,957	$(7,835)

Insurance Segment

(dollars in thousands)
	2010	2009	Difference
Gross sales—premiums earned and investment income	$29,794	$27,247	$2,547
Inter-segment eliminations	(13,538)	(13,043)	(495)

Net sales—premiums earned and investment income	16,256	14,204	2,052
Cost of sales (including underwriting expenses)	4,805	2,400	2,405
Selling and administrative expenses	6,834	6,710	124

Operating income	$4,617	$5,094	$(477)

All Other

(dollars in thousands)
	2010	2009	Difference
Gross sales	$974	$1,097	$(123)
Inter-segment eliminations	(273)	(482)	209

Net sales	701	615	86
Selling and administrative expenses	790	648	142

Operating loss	$(89)	$(33)	$(56)

Net sales.    Consolidated net sales decreased $129.6 million, or 3.2%, to $3.921 billion in the 2010 Period compared to $4.051 billion for the 2009 Period. Factors impacting net sales are as follows:

•

Wholesale Distribution Segment:    Wholesale Distribution net sales decreased $131.8 million to $3.904 billion in the 2010 Period compared to $4.036 billion for the 2009 Period. The table below illustrates the key changes in net sales from the 2009 Period to the 2010 Period:

(dollars in millions)
Key Net Sales Changes	Increase (Decrease)
Net new customers added in the 2010 Period	$13.7
Additional week in the 2009 Period	(79.0)
Decline in sales due to economic conditions	(66.5)

Change in net sales	$(131.8)

Net New Customers

•	During the 2010 Period, we added $13.7 million in sales as a result of new customers previously served by other wholesalers, net of discontinued customers who are no longer being served by us.

53 Weeks

•	The 2010 Period has 52 weeks while the 2009 Period had 53 weeks. This additional week resulted in an additional $79.0 million of net sales being recorded in the 2009 Period.

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

Cost of sales (including underwriting expenses).    Consolidated cost of sales decreased $117.0 million to $3.566 billion for the 2010 Period compared to $3.684 billion for the 2009 Period and comprised 90.9% of consolidated net sales for both the 2010 and 2009 Periods. Factors impacting cost of sales are as follows:

•

Wholesale Distribution Segment:    Cost of sales decreased by $119.4 million to $3.561 billion in the 2010 Period compared to $3.680 billion in the 2009 Period. As a percentage of Wholesale Distribution net sales, cost of sales was 91.2% for both the 2010 and 2009 Periods.

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

Distribution, selling and administrative expenses.    Consolidated distribution, selling and administrative expenses decreased $4.2 million to $312.2 million for the 2010 Period compared to $316.4 million for the 2009 Period and comprised 8.0% and 7.8% of consolidated net sales for the 2010 and 2009 Periods, respectively. Factors impacting distribution, selling and administrative expenses are as follows:

•

Wholesale Distribution Segment:    Distribution, selling and administrative expenses decreased $4.5 million to $304.5 million in the 2010 Period compared to $309.0 million in the 2009 Period. These expenses comprised 7.8% and 7.7% of Wholesale Distribution net sales for the 2010 and 2009 Periods, respectively. Factors impacting distribution, selling and administrative expenses are as follows:

•

Pension and Postretirement Expense:    Pension and postretirement expenses for our employees, primarily related to our non-union benefit plans, increased by $4.7 million, or 0.2% as a percent of Wholesale Distribution net sales. The increase is due primarily to a reduction from 7.0% to 5.75% in the discount rate used to determine pension and postretirement plan liabilities at the beginning of fiscal 2010 (upon which current year expense is based), along with a lower-than-expected return on the asset portfolio of the cash balance plan resulting from the overall decline in market conditions during the two previous fiscal years.

•

Other Expense Changes:    General expenses decreased $9.2 million due primarily to our continued focus on cost containment, but only 0.1% as a percent of Wholesale Distribution net sales, due to the leveraging effect of reduced sales.

•

Insurance Segment:    Selling and administrative expenses for the Insurance segment increased $0.1 million to $6.8 million for the 2010 Period compared to $6.7 million for the 2009 Period. The increase in expense is primarily due to on-going software maintenance and depreciation costs associated with a new policy management system implemented during the 2010 Period.

•	All Other: Selling and administrative expenses for our All Other business activities for the 2010 Period were $0.8 million compared to $0.6 million for the 2009 Period.

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

•

Interest Rates:    Interest expense increased $0.1 million over the 2009 Period due to an increase in our effective borrowing rate. Our effective borrowing rate for the combined primary debt, made up of the revolving line of credit and senior secured notes, was 4.3% and 4.2% for the 2010 and 2009 Periods, respectively. The rate increase was due to a higher proportion of the senior secured notes in the primary debt. On November 3, 2009, we amended our senior note agreement with John Hancock Life Insurance Company to add an additional layer of Tranche C Notes with an aggregate value of $25 million at a fixed rate of 6.82%. The funds were used to reduce borrowings under our revolving line of credit.

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

Patronage dividends.    Patronage dividends for the 2010 Period were $14.0 million, compared to $16.7 million in the 2009 Period, a decrease of 16.1%. Patronage dividends for the 2010 Period consisted of the patronage earnings from our three patronage earning divisions: the Southern California Dairy Division, the Pacific Northwest Dairy Division and the Cooperative Division. For the 2010 and 2009 Periods, respectively, we had patronage earnings of $11.9 million and $10.2 million in the Southern California Dairy Division, $1.7 million and $1.6 million in the Pacific Northwest Dairy Division and $0.4 million and $4.9 million in the Cooperative Division. The increase in the Southern California Dairy Division patronage earnings was due to an increase in Member sales volume. The decline in the Cooperative Division patronage earnings was primarily due to the general decline in net sales and higher non-union pension and postretirement expense, partially offset by lower overall distribution, selling and administrative expenses.

Income taxes.    Income tax expense was $6.1 million for the 2010 Period compared to $7.9 million for the 2009 Period. Our effective income tax rate was 35.8% for the 2010 Period compared to 34.7% for the 2009 Period. The lower than statutory rate in the 2010 and 2009 Periods reflects favorable adjustments due to life insurance and state tax credits.

Other Comprehensive (Loss) Earnings, Net of Income Taxes (“OCI”).    Our OCI net loss was $3.5 million in the 2010 Period compared to a net loss of $24.6 million in the 2009 Period (see Note 1 to “Notes to Consolidated Financial Statements” in Part II, Item 8, “Financial Statements and Supplementary Data”). OCI is excluded from the calculation of Exchange Value Per Share (see Note 10 to “Notes to Consolidated Financial Statements” in Part II, Item 8, “Financial Statements and Supplementary Data”).

•

Unrealized Net Holding Gain (loss) on Investments:    Our investments are primarily made up of bonds in our insurance segment portfolio. We experienced an unrealized gain of $0.7 million in the 2010 Period compared to an unrealized gain of $3.5 million in the 2009 Period.

•

Defined Benefit Pension Plans and Other Postretirement Benefit Plans:    This component of OCI primarily represents the non-cash amount to record the ultimate future liability for pension obligations net of the value of our pension fund assets pursuant to ASC Topic 715-20, “Compensation—Retirement Benefits—Defined Benefits Plans—General.” We experienced a $4.2 million loss in the 2010 Period compared to a $28.1 million loss in the 2009 Period.

Liquidity and Capital Resources

We finance our capital needs through a combination of internal and external sources. These sources include cash from operations, Member capital and other Member investments, bank borrowings, various types of long-term debt and lease financing.

The acquisition, holding and redemption of our shares and making of deposits, including Required Deposits, by our Members, and our policies with respect to such matters, can significantly affect our liquidity and capital resources. Our obligations to repay a Member’s Required Deposit on termination of Member status (once the Member’s obligations to us have been satisfied) is reported as a long-term liability within “Member and Non-Members’ deposits” on our consolidated balance sheets. Excess Deposits are not subordinated to our other obligations and are reported as short-term liabilities within “Members’ deposits and declared patronage dividends” on our consolidated balance sheets. At October 1, 2011, we had $0.9 million of tendered Class A Shares and $19.5 million of tendered Class B Shares pending redemption, whose redemption is subject to final approval by the Board, and in the case of Class B Shares, subject to the 5% limitation on redemptions contained in our redemption policy. At October 1, 2011 and October 2, 2010, we had $6.0 million and $8.6 million, respectively, in “Member and Non-Members’ deposits” and $13.4 million and $14.0 million, respectively, in “Members’ deposits and declared patronage dividends” (of which $10.8 million and $11.4 million, respectively, represented deposits in excess of the Required Deposits and Credit Deposits). See Item 1, “Business—Capital Shares,” Item 1, “Business—Patronage Dividends,” Item 1, “Business—Customer Deposits,” and Note 18 of Notes to Consolidated Financial Statements in Item 8, “Financial Statements and Supplementary Data.”

We believe that the combination of cash flows from operations, current cash balances, and available lines of credit, will be sufficient to service our debt, redeem Members’ capital shares, make income tax payments and meet our anticipated needs for working capital and capital expenditures (including facility expansion and/or replacement projects under consideration as discussed in Part I, Item 1, “Business—Facilities and Transportation”) through at least the next four fiscal years.

Cash Flow

We generated positive cash flow from operating activities during the 2011 Period. Cash from operations was used for investing and financing activities, including redemption of Members’ capital shares and investing in our infrastructure. We also reinvested proceeds from maturing investments.

As a result of these activities, net cash, consisting of cash and cash equivalents, decreased by $0.8 million to $5.1 million as of October 1, 2011, compared to $5.9 million as of October 2, 2010.

The following table summarizes the impact of operating, investing and financing activities on our cash flows for the 2011 and 2010 Periods:

(dollars in thousands)
Summary of Net Decrease in Total Cash and Cash Equivalents	2011	2010	Difference
Cash provided by operating activities	$24,902	$31,424	$(6,522)
Cash utilized by investing activities	(16,603)	(29,055)	12,452
Cash utilized by financing activities	(9,083)	(7,410)	(1,673)

Total decrease in cash and cash equivalents	$(784)	$(5,041)	$4,257

Net cash from operating, investing and financing activities improved by $4.2 million to a decrease of $0.8 million for the 2011 Period compared to a decrease of $5.0 million for the 2010 Period. The decrease in net cash for the 2011 Period consisted of cash used in investing activities of $16.6 million and financing activities of $9.1 million offset by amounts provided from operating activities of $24.9 million. The primary factors contributing to the changes in cash flow are discussed below. Working capital was $193.0 million and $194.2 million, respectively, and the current ratio was 1.7 at both October 1, 2011 and October 2, 2010.

Operating Activities:    Net cash provided by operating activities decreased by $6.5 million to $24.9 million provided in the 2011 Period compared to $31.4 million provided in the 2010 Period. The decrease in cash provided by operating activities compared to the 2010 Period was attributable primarily to (1) a decrease between the periods in net cash flows related to inventories of $17.8 million, primarily in order for us to take advantage of certain favorable buying opportunities, (2) an increase in cash used to fund pension plan contributions of $6.4 million, (3) an increase between the periods in cash used to pay accounts payable and accrued liabilities of $5.6 million and (4) a decrease in long-term liabilities, other between the periods of $1.4 million that was primarily attributable to a decrease in pension and postretirement liabilities. The foregoing decreases of $31.2 million in cash provided were offset by (1) a decrease between the periods of $21.0 million in accounts receivable, (2) a decrease between the periods related to the higher level of prepaid expenses of $2.7 million and (3) an increase in net cash provided by other operating activities of $1.0 million.

Investing Activities:    Net cash used by investing activities decreased by $12.4 million to $16.6 million for the 2011 Period compared to $29.0 million in the 2010 Period. The decrease in cash used by investing activities during the 2011 Period as compared to the 2010 Period was due mainly to (1) a decrease of $11.3 million in net investment activities by our insurance subsidiaries, consisting of the purchase and sale of securities to replace maturing investments in their portfolios and (2) a decrease in other assets of $3.6 million, primarily related to the change in value between the periods of our mutual fund and life insurance policy assets. The foregoing decreases of $14.9 million were offset by (1) an increase in capital expenditures between the periods of $1.2 million and

(2) an increase in cash used for net notes receivable activities of $1.3 million, reflecting normal fluctuation in loan activity to Members for their inventory and equipment financing. Spending on investing activities is expected to be funded by existing cash balances, cash generated from operations or additional borrowings.

Financing Activities:    Net cash used by financing activities was $9.1 million for the 2011 Period compared to $7.4 million used in the 2010 Period. The net increase of $1.7 million in cash used by financing activities for the 2011 Period as compared to the 2010 Period was due primarily to changes in our cash used by Member investment and share activity, which increased by $3.5 million. This increase was offset by a decrease in cash used of $1.8 million related to changes in our long-term and short-term notes payable and deferred financing fees. See “Outstanding Debt and Other Financing Arrangements” for further discussion regarding our credit facilities and financing arrangements. Future cash used by financing activities to meet capital spending requirements is expected to be funded by our continuing operating cash flow or additional borrowings.

Equity Enhancement

In fiscal 2003, we introduced a new class of capital stock, denominated “Class E Shares,” as part of an equity enhancement initiative designed to build equity in the Company for future investment in the business and other infrastructure improvements. This initiative contemplated issuing Class E Shares as part of the patronage dividends issued in fiscal years 2003 through 2007 for the Cooperative Division, and this was successfully completed in fiscal 2007. In fiscal 2009 and 2008, 30% of the Cooperative Division patronage dividend was issued in Class E Shares. Class E Shares are available to be issued in future years at the discretion of the Board.

Credit Facilities

On October 8, 2010, we entered into a Credit Agreement (the “Agreement”), among the Company, the lenders party thereto, and Wells Fargo Bank, National Association, as Administrative Agent. The Agreement replaced our previous revolving credit agreement, with substantially the same parties, terms and conditions.

The Agreement provides for a revolving credit facility with total commitments in the principal amount of $275 million. Borrowings under the Agreement may be made as revolving loans, swing line loans or letters of credit. The aggregate commitments under the Agreement may be increased from time to time, either through any of the existing lenders increasing its commitment or by means of the addition of new lenders, up to a maximum commitment of $400 million. While the consent of the lenders as a group is not required to permit any such increase, no individual lender is required to increase its own commitment to the Agreement. The Agreement expires on October 8, 2015, and refinances existing indebtedness and finances capital expenditures, working capital needs, potential acquisitions and general corporate purposes.

Our obligations under the Agreement are guaranteed by certain of our subsidiaries, excluding our finance and insurance subsidiaries, and are secured by grants of security interests in our (excluding certain of our subsidiaries’) accounts receivable and inventory (subject to exceptions). The obligations are also senior to the rights of Members with respect to partially subordinated patrons’ deposit accounts.

The Agreement provides for loans which bear interest at either the Base Rate or the Eurodollar Rate, in each case plus a margin based upon the Consolidated Total Funded Debt (as defined in the Agreement) to earnings before interest, taxes, depreciation, amortization and patronage dividends (“EBITDAP”) Ratio. Eurodollar Rate Loans will bear interest margins (and letters of credit issued under the Agreement will bear letter of credit fees) of between 1.00% per annum and 2.00% per annum, based upon the Consolidated Total Funded Debt to EBITDAP Ratio of the Company. Base Rate Loans will bear interest margins of between 0.00% per annum and 1.00% per annum, dependent upon our Consolidated Total Funded Debt to EBITDAP Ratio. Undrawn portions of the commitments under the Agreement bear commitment fees at rates of between 0.20% per annum and 0.30% per annum, also dependent upon our Consolidated Total Funded Debt to EBITDAP Ratio.

Our outstanding borrowings under the Agreement increased to $108.3 million (Eurodollar and Base Rate Loans at a blended average rate of 1.89% per annum) at October 1, 2011 from $105.3 million (Base Rate Loans only at

3.25% per annum) at October 2, 2010 under our previous revolving credit agreement, with access to approximately $165.7 million of additional capital available under the Agreement (based on the amounts indicated above) to fund our continuing operations and capital spending requirements for the foreseeable future.

Our amended and restated Senior Note Agreement with John Hancock Life Insurance Company (“Hancock”) (see “Outstanding Debt and Other Financing Arrangements” herein) provides $111.0 million of financing through notes that mature on January 1, 2016 and November 1, 2019.

As of October 1, 2011, we are in compliance with all applicable covenants of the Agreement and Senior Note Agreement.

On September 24, 2010, our wholly-owned finance subsidiary entered into a loan and security agreement providing total commitments in the principal amount of $15 million. As of October 1, 2011 and October 2, 2010, we had $13 million and $11 million, respectively, outstanding under the loan and security agreement. See “Outstanding Debt and Other Financing Arrangements—Member Financing” for further discussion.

Pension and Postretirement Benefit Plans

We sponsor a cash balance plan (the “Unified Cash Balance Plan”). The Unified Cash Balance Plan is a noncontributory defined benefit pension plan covering substantially all our employees who are not subject to a collective bargaining agreement. Under the Unified Cash Balance Plan, participants are credited with an annual accrual based on years of service with us. Effective January 1, 2009, all of our qualifying employees who are not subject to a collective bargaining agreement accrue benefits pursuant to the Unified Cash Balance Plan. We also sponsor an Executive Salary Protection Plan (“ESPP”) for our executive officers that provides supplemental post-termination retirement income based on each participant’s salary and years of service as an officer of the Company. Funds are held in a rabbi trust for the ESPP consisting primarily of life insurance policies tied to underlying investments in the equity market (reported at cash surrender value) and mutual fund assets consisting of various publicly-traded mutual funds (reported at estimated fair value based on quoted market prices). See Note 11 “Benefit Plans” of Notes to Consolidated Financial Statements in Item 8, “Financial Statements and Supplementary Data” for additional discussion.

Our net periodic benefit cost for our combined pension and other postretirement benefits was approximately $15.2 million for fiscal 2011 and 2010.

We contributed $12.9 million to the Unified Cash Balance Plan during fiscal 2011, which is comprised of $5.1 million for the 2011 plan year and $7.8 million for the 2010 plan year. At this time, we expect to make estimated minimum contributions to the Unified Cash Balance Plan totaling $12.9 million during fiscal 2012, which is comprised of $5.8 million for the 2012 plan year and $7.1 million for the 2011 plan year. At our discretion, we may contribute in excess of these amounts. Additional contributions, if any, will be based, in part, on future actuarial funding calculations and the performance of plan investments. Additional contributions, if any, for the 2011 plan year will be due by September 15, 2012, while contributions for the 2012 plan year will be due by September 15, 2013.

We also made contributions of $14.9 million and $15.0 million for fiscal years 2011 and 2010, respectively, to collectively bargained, multi-employer defined benefit pension plans in accordance with the provisions of negotiated labor contracts.

In addition, we contributed $0.7 million to the ESPP during fiscal 2011 to fund benefit payments to participants. At this time, we expect to contribute $0.7 million to the ESPP to fund projected benefit payments to participants in fiscal 2012.

Assuming a long-term rate of return on plan assets of 8.50%, a discount rate of 5.25% for the Unified Cash Balance Plan, a discount rate of 4.50% for the ESPP, and certain other assumptions, we estimate that our combined pension expense for the Unified Cash Balance Plan and ESPP for fiscal 2012 will be approximately $13.0 million. Future pension expense will be affected by future investment performance, discount rates and other variables such as expected rate of compensation increases and mortality rates relating to plan participants. Decreasing both the discount rate and projected salary increase assumptions by 0.5% would increase our projected fiscal 2012 pension expense for the Unified Cash Balance Plan by approximately $1.2 million. Decreasing only the discount rate assumption by 0.5% would increase our projected fiscal 2012 pension expense for the ESPP by approximately $0.3 million. Lowering the expected long-term rate of return on our plan assets (for the Unified Cash Balance Plan) by 0.50% (from 8.50% to 8.00%) would have increased our pension expense for fiscal 2011 by approximately $0.7 million. Similarly, lowering the expected long-term rate of return on our plan assets (for the Unified Cash Balance Plan) by 0.50% (from 8.50% to 8.00%) would increase our projected fiscal 2012 pension expense by approximately $0.7 million.

The credit and liquidity crisis in the United States and throughout the global financial system triggered substantial volatility in the world financial markets and banking system. As a result, the investment portfolio of the Unified Cash Balance Plan incurred a significant decline in fair value during fiscal 2008. While the value of the investment portfolio stabilized during fiscal 2009 and increased in fiscal 2010, it declined in fair value during fiscal 2011. The values of the plan’s individual investments have and will fluctuate in response to changing market conditions; accordingly, the amount of gains or losses that will be recognized in subsequent periods, if any, cannot be determined.

We sponsor postretirement benefit plans that provide: (1) certain medical coverage to retired non-union employees, (2) certain medical coverage to officers who are at least 55 years of age and have seven years of service with us as an officer pursuant to our Officer Retirement Medical Plan, which includes our Executive Medical Reimbursement Plan, following termination of employment, (3) life insurance benefits for a certain group of retired non-union employees (for which active non-union employees are no longer eligible), and (4) lump-sum payouts for unused sick days covering certain eligible union and non-union employees. In addition, as of the beginning of fiscal 2009, we adopted new provisions of ASC Topic 715-60 “Compensation—Retirement Benefits—Defined Benefit Plans—Other Postretirement.” Pursuant to the adoption guidance of ASC Topic 715-60, we recorded a liability for the future cost of life insurance provided on behalf of our current and qualifying former officers and recognized, as a change in accounting principle, a cumulative effect adjustment charge to beginning retained earnings in its consolidated statement of financial position. See Note 12, “Postretirement Benefit Plans Other Than Pensions,” of Notes to Consolidated Financial Statements in Item 8, “Financial Statements and Supplementary Data” for additional information.

Assuming a discount rate of 5.00% and certain other assumptions, we estimate that postretirement expense for fiscal 2012 will be approximately $2.7 million. Future postretirement expense will be affected by discount rates and other variables such as expected rate of compensation increases and projected health care trend rates.

During fiscal year 2010, comprehensive health care reform legislation under the Patient Protection and Affordable Care Act (HR 3590) and the Health Care Education and Affordability Reconciliation Act (HR 4872) (collectively, the “Acts”) was passed and signed into law. The Acts contain provisions that could impact our accounting for retiree medical benefits in future periods. However, the extent of that impact, if any, cannot be determined until regulations are promulgated under the Acts and additional interpretations of the Acts become available. We will continue to assess the accounting implications of the Acts as related regulations and interpretations of the Acts become available. In addition, we may consider plan amendments in future periods that may have accounting implications. See Note 12 “Postretirement Benefit Plans Other Than Pensions” of Notes to Consolidated Financial Statements in Item 8, “Financial Statements and Supplementary Data” for additional discussion.

Off-Balance Sheet Arrangements

As of the date of this report, we do not participate in transactions that generate relationships with unconsolidated entities or financial partnerships, such as entities often referred to as structured finance or special purpose entities, which would have been established for the purpose of facilitating off-balance sheet arrangements or other contractual, narrow or limited purposes.

Contractual Obligations and Commercial Commitments

During our first fiscal quarter ended January 1, 2011, we extended the lease agreement for our main warehouse and office complex in Seattle to April 2018. The lease agreement includes rent increases on an annual basis. We may terminate the lease agreement during the last two (2) years by providing notice, which will become effective twenty-four (24) months after receipt by the landlord. We are expected to make payments totaling approximately $30.8 million over the remaining term of the lease.

At October 1, 2011, we were contingently liable with respect to three lease guarantees for certain Members with commitments expiring through 2017. We believe the locations underlying these leases are marketable and, accordingly, that we will be able to recover a substantial portion of the guaranteed amounts in the event we are required to satisfy our obligations under the guarantees. In addition to the lease guarantees, we also guarantee standby letters of credit to certain beneficiaries. We would be obligated under the standby letters of credit to the extent of any amount utilized by the beneficiaries.

Our contractual obligations and commercial commitments at October 1, 2011 are summarized as follows:

(dollars in thousands)
	Payments due by period
Contractual Obligations	Total	Less than 1 year	1-3 years	4-5 years	More than 5 years
Senior secured notes	$108,450	$3,607	$7,986	$71,857	$25,000
Revolving lines of credit	121,300	—	13,000	108,300	—
Operating lease obligations	110,621	23,175	37,324	26,700	23,422
Capital lease obligations	160	141	19	—	—
Self-Insurance reserves	47,794	14,000	19,599	7,504	6,691
Projected interest on contractual obligations	58,117	10,760	21,592	20,508	5,257

Total contractual obligations	$446,442	$51,683	$99,520	$234,869	$60,370

(dollars in thousands)
	Payments due by period
Other Commercial Commitments	Total	Less than 1 year	1-3 years	4-5 years	More than 5 years
Standby letters of credit	$1,500	$1,500	$—	$—	$—
Lease guarantees	6,360	1,891	3,118	1,013	338
Loan commitments	425	425	—	—	—

Total commercial commitments	$8,285	$3,816	$3,118	$1,013	$338

We have incorporated additional disclosure regarding projected disbursements pursuant to self-insurance reserves maintained by our Insurance segment. These amounts are our estimate at this time based upon actuarial projections of the timing of anticipated disbursements and may not reflect actual amounts ultimately disbursed. Additionally, this disclosure assumes no additional reserves being established for future activity, which would replace claims that are closed.

The following items have been excluded from the foregoing tables:

•	Projected funding obligations for the Unified Cash Balance Plan and ESPP ($12.9 million and $0.7 million, respectively, projected through fiscal 2012); and

•	Long-term liabilities for asset retirement obligations ($1.6 million at October 1, 2011).

The items above have been excluded from the foregoing tables based on the following:

•

Projected pension funding obligations—a reasonably reliable estimate of the timing and amount of future funding obligations cannot be determined beyond fiscal 2012 due to the uncertainty and variability of actuarial assumptions upon which the determination of such amounts is dependent.

•	Long-term liabilities for asset retirement obligations—a reasonably reliable estimate of the timing of future asset retirements and related incurrence of expense cannot be determined.

Obligations under our Unified Cash Balance Plan and ESPP are disclosed in Note 11 of Notes to Consolidated Financial Statements in Item 8, “Financial Statements and Supplementary Data.” Asset retirement obligations are included in long-term liabilities, other in the accompanying consolidated balance sheets as of October 1, 2011 and October 2, 2010.

The projected interest component on our contractual obligations was estimated based on the prevailing or contractual interest rates for the respective obligations over the period of the agreements (see Note 5 of Notes to Consolidated Financial Statements in Item 8, “Financial Statements and Supplementary Data”).

In addition, we also have $1.5 million in standby letters of credit outstanding at October 1, 2011 to secure various bank, insurance and vendor obligations.

Outstanding Debt and Other Financing Arrangements

Our notes payable and scheduled maturities are summarized as follows:

(dollars in thousands)
	October 1, 2011	October 2, 2010
Senior secured notes	$108,450	$111,000
Secured revolving credit agreement	121,300	116,300
Obligations under capital leases	160	332

Total notes payable	229,910	227,632
Less portion due within one year	3,748	2,706

	$226,162	$224,926

Senior Secured Notes

We had a total of $108.5 million and $111.0 million outstanding at October 1, 2011 and October 2, 2010, respectively, in senior secured notes to certain insurance companies and pension funds (referred to collectively as “John Hancock Life Insurance Company” or “Hancock”) under a note purchase agreement dated September 29, 1999 (as amended, the “Senior Note Agreement”) as amended and restated effective January 6, 2006 and further amended on November 3, 2009.

The Senior Note Agreement is comprised of three tranches of $46.0 million, $40.0 million and $25.0 million with interest rates of 6.421%, 7.157% and 6.82%, respectively. The $46.0 million and $40.0 million tranches mature on January 1, 2016 and the $25.0 million tranche matures on November 1, 2019. The Senior Note Agreement calls for interest only payments for the first five years of the term, and then starting on the 61st payment, approximately $0.8 million principal plus interest on $86.0 million of notes. At the January 1, 2016 maturity date, a balloon payment of $66.3 million is due. Additionally, at the November 1, 2019 maturity date, a balloon payment of $25.0 million is due. During fiscal 2011, principal payments of $2.5 million were made.

The notes continue to be secured by certain of our personal and real property and contain customary covenants, default provisions (including acceleration of the debt in the event of an uncured default), and prepayment penalties similar to those included in the original note purchase agreement.

Secured Revolving Credit Agreement

On October 8, 2010, we entered into a Credit Agreement (the “Agreement”) with the lenders party thereto and Wells Fargo Bank, National Association, as Administrative Agent. The Agreement replaced our existing revolving credit agreement, dated as of December 5, 2006, with substantially the same parties, terms and conditions. See “Credit Facilities” for additional discussion.

We had $108.3 million (Eurodollar and Base Rate Loans at a blended average rate of 1.89% per annum) outstanding under the Agreement at October 1, 2011 and $105.3 million (Base Rate Loans only at 3.25% per annum) outstanding under our previous revolving credit agreement at October 2, 2010.

The Agreement and the Senior Note Agreement each contain customary representations, warranties, financial covenants and default and pre-payment provisions for these types of financing. Obligations under these credit agreements are senior to the rights of Members with respect to Required Deposits and subordinated notes. Both the Agreement and the Senior Note Agreement limit the incurrence of additional funded debt and the incurrence of liens except permitted liens. Examples of default conditions include the failure to pay an installment of principal or interest under the agreements, the making of false representations and warranties, and non-compliance with one or more financial covenants (minimum tangible net worth, fixed charge coverage ratio and funded debt to EBITDAP ratio). The Agreement and the Senior Note Agreement both limit distributions to shareholders (including the repurchase of shares) to designated permitted redemptions, and prohibit all distributions and payments when an event of default has occurred and is continuing. In the event we are not in compliance with the financial covenants of the Agreement and the Senior Note Agreement, the continued availability of loan funds or the terms upon which such loans would be available could be negatively impacted, and the impact to us could be material. As of October 1, 2011, we were in compliance with all applicable covenants in the Agreement and Senior Note Agreement. While we are currently in compliance with all required covenants and expect to remain in compliance, this does not guarantee that we will remain in compliance in future periods.

Member Financing Arrangement

On September 24, 2010, our wholly-owned finance subsidiary, GCC, entered into a Loan and Security Agreement (the “GCC Loan Agreement”), by and among GCC, the lenders signatory thereto, and California Bank & Trust, as Arranger and Administrative Agent (the “Agent”). The GCC Loan Agreement provides for a revolving credit facility with total commitments in the principal amount of $15 million. Borrowings under the GCC Loan Agreement may not exceed 80% of GCC’s eligible notes receivable (certain notes receivable restricted to 50%), less any reserves as may be established by the Agent. The GCC Loan Agreement matures on September 24, 2013, and the proceeds therefrom will be used to fund loans to our customers and for GCC’s general corporate purposes, including customary financing and operating activities.

The GCC Loan Agreement provides for revolving loans and term loans. At the election of GCC, revolving loans shall bear interest at either the LIBOR Rate or the Base Rate, and term loans shall bear interest at either the LIBOR/Swap Rate or the Base Rate, in each case plus an interest rate margin. The interest rate margin for LIBOR Rate loans is 3.00% per annum. The interest rate margin for Base Rate loans is 0.75% per annum. The interest rate margin for LIBOR/Swap Rate loans is 3.25% per annum. Notwithstanding the foregoing, all loans will be subject to daily interest rate floors. For term loans that bear interest at a LIBOR/Swap Rate, the daily minimum rate is based on a 5.75% per annum rate. For all other loans, the daily minimum rate is based on a 4.00% per annum rate. Undrawn portions of the commitments under the GCC Loan Agreement bear commitment fees at the rate of 0.25% per annum. GCC had revolving loan borrowings of $13.0 million and $11.0 million bearing an interest rate of 4.00% (3.25% prime plus 0.75% interest rate margin), outstanding at October 1, 2011 and October 2, 2010, respectively. GCC’s revolving loan borrowings are included under the caption “Secured revolving credit agreement” in the foregoing contractual obligations table. There were no term loan borrowings outstanding at October 1, 2011 and October 2, 2010.

CRITICAL ACCOUNTING POLICIES AND ESTIMATES

The preparation of our consolidated financial statements in conformity with accounting principles generally accepted in the United States of America requires us to make estimates, assumptions and judgments that affect the amount of assets and liabilities reported in the consolidated financial statements, the disclosure of contingent assets and liabilities as of the date of the consolidated financial statements and reported amounts of revenues and expenses during the year. We believe our estimates and assumptions to be reasonable; however, future results could differ from those estimates under different assumptions or conditions.

We believe the following discussion addresses our most critical accounting policies, which are those that are most important to the portrayal of our financial condition and results and requires management’s most difficult, subjective and complex judgments, often as a result of the need to make estimates about the effect of matters that are inherently uncertain. Our critical accounting policies and important accounting practices are described below.

Insurance Reserves.    Our insurance subsidiaries provide various types of insurance products to its Members including workers’ compensation, general liability and auto. Certain of our insurance subsidiaries are regulated by the State of California and are subject to the rules and regulations promulgated by the appropriate state regulatory agencies. There are many factors that contribute to the variability in estimating insurance loss reserves and related costs. Changes in state regulations may have a direct impact on workers’ compensation cost and reserve requirements. The cost of insurance and the sufficiency of loss reserves are also impacted by actuarial estimates based on a detailed analysis of health care cost trends, claims history, demographics and industry trends. As a result, the amount of the loss reserve and the related expense is significantly affected by these variables, as well as the periodic changes in state and federal law. We regularly assess the sufficiency of our loss reserves, which represent potential future claims and settlements to policyholders. Insurance reserves are recorded based on estimates and assumptions made by management using data available at the valuation date and are validated by third party actuaries to ensure such estimates are within acceptable ranges. Effective September 1, 2010 and continuing, for losses with injury dates on or after September 1, 2010, one of the Company’s insurance subsidiaries, Springfield Insurance Company, retains up to $250,000 per incident. Another insurance subsidiary, Springfield Insurance Company, Limited, participates with outside carriers on losses that exceed $250,000 up to $2,000,000 per incident, with a maximum share of $137,500 for losses with injury dates on or after September 1, 2011 and $212,500 for losses with injury dates on or after September 1, 2010. Excess coverage for workers’ compensation claims above $2,000,000 is provided through a third party. We maintain appropriate reserves to cover anticipated payments up to the excess coverage amount. Insurance reserves maintained by our insurance subsidiaries and our reserve for projected payouts totaled approximately $47.8 million as of October 1, 2011 and $52.1 million as of October 2, 2010.

Allowance for Uncollectible Accounts and Notes Receivable.    The preparation of our consolidated financial statements requires management to make estimates of the collectibility of its accounts and notes receivable. Our trade and short-term notes receivable, net was approximately $191.7 million and $207.6 million (including approximately $6.0 million and $9.1 million of short-term notes receivable) at October 1, 2011 and October 2, 2010, respectively. Our long-term notes receivable, net was approximately $17.8 million and $11.6 million at October 1, 2011 and October 2, 2010, respectively. We regularly analyze our accounts and notes receivable for changes in the credit-worthiness of customers, economic trends and other variables that may affect the adequacy of recorded reserves for potential bad debt. In determining the appropriate level of reserves to establish, we utilize several techniques including specific account identification, percentage of aged receivables and historical collection and write-off trends. In addition, we consider in our reserve calculations collateral such as Member shareholdings, cash deposits and personal guarantees. A bankruptcy or financial loss associated with a major customer could have a material adverse effect on our sales and operating results. Our allowance for doubtful accounts for trade and short-term notes receivable was approximately $2.3 million and $2.5 million at October 1, 2011 and October 2, 2010, respectively, and $0.6 million and $0.7 million for long-term notes receivable at October 1, 2011 and October 2, 2010, respectively.

Lease Loss Reserves.    We have historically subleased store sites to independent retailers who meet certain credit requirements, at rates that are at least as high as the rent paid by us. Under the terms of the original lease agreements, we remain primarily liable for any financial commitments a retailer may no longer be able to satisfy. Should a retailer be unable to perform under the terms of the sublease, we would record a charge to earnings for the cost of the remaining term of the lease, less any expected sublease income, at net present value. We are also contingently liable for certain subleased facilities. Variables affecting the level of lease reserves recorded include the remaining lease term, vacancy rates of leased property, the state of the economy, property taxes, common area maintenance costs and the time required to sublease the property. Favorable changes in economic conditions, leading to shorter vacancy periods or higher than expected sublease rental commitments, could result in a reduction of the required reserves. Our lease reserves for all leased locations were approximately $1.1 million and $3.2 million as of October 1, 2011 and October 2, 2010, respectively.

Goodwill and Intangible Assets.    Our operating results are highly dependent upon either maintaining or growing its distribution volume to its customers. Our top ten customers constituted approximately 45% of total net sales at October 1, 2011. A significant loss in membership or volume could adversely affect our operating results. The Merger with United and the Acquisition of AG resulted in the recording of goodwill representing the excess of the purchase price over the fair value of the net assets of the acquired businesses. The carrying value of the goodwill was approximately $39.0 million at October 1, 2011. Although the sales volume and customer base of the combined entity remains strong, significant reductions in the distribution volume in the future could potentially impair the carrying amount of goodwill, necessitating a write-down of this asset.

We evaluate our goodwill and intangible assets for impairment pursuant to ASC Topic 350-20 “Intangibles—Goodwill and other—Goodwill” (“ASC Topic 350-20”) which provides that goodwill and other intangible assets with indefinite lives are not amortized but tested for impairment annually, or more frequently if circumstances indicate potential impairment. The impairment test is comprised of two steps: (1) a reporting unit’s fair value is compared to its carrying value; if the fair value is less than its carrying value, impairment is indicated; and (2) if impairment is indicated in the first step, it is measured by comparing the implied fair value of goodwill to its carrying value at the reporting unit level. In determining fair value, we use the discounted cash flow method, which assumes a certain growth rate projected over a period of time in the future, and this result is then discounted to net present value using our estimated cost of capital. We evaluate our goodwill for impairment at the end of the third quarter for each fiscal year. Accordingly, we tested our goodwill and noted no impairment for the fiscal quarter ended July 2, 2011. In addition to the annual impairment test required under ASC Topic 350-20, during fiscal 2011 and 2010, we assessed whether events or circumstances occurred that potentially indicate that the carrying amount of these assets may not be recoverable. We concluded that there were no such events or changes in circumstances during fiscal 2011 and 2010 and determined that the fair value of our reporting units was significantly in excess of its carrying value as of October 1, 2011 and October 2, 2010. Consequently, no impairment charges were recorded in fiscal 2011 and 2010.

Long-lived Asset Groups.    In accordance with ASC Topic 360-10 “Property, Plant and Equipment—Overall” (“ASC Topic 360-10”) we assess the impairment of long-lived asset groups when events or changes in circumstances indicate that the carrying value may not be recoverable. An asset group is the unit of accounting for a long-lived asset or assets to be held and used, which represents the lowest level for which identifiable cash flows are largely independent of the cash flows of other groups of assets and liabilities. Recoverability is measured by comparing the carrying amount of an asset group to expected future net cash flows generated by the asset group. If the carrying amount of an asset group exceeds its estimated future undiscounted cash flows, an impairment charge is recognized to the extent of the difference between fair value as determined by discounting cash flows at an appropriate discount rate and the carrying value. ASC Topic 360- 10 requires companies to separately report discontinued operations, including components of an entity that either have been disposed of (by sale, abandonment or in a distribution to owners) or classified as held for sale. Asset groups to be disposed of are reported at the lower of the carrying amount or fair value less costs to sell.

Factors that we consider important which could individually or in combination trigger an impairment review include the following:

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

If we determine that the carrying value of long-lived asset groups may not be recoverable based upon the existence of one or more of the above indicators of impairment, we will measure any impairment based on a projected discounted cash flow method using a discount rate commensurate with the risks associated with the estimated cash flows of the asset groups.

On a quarterly basis, we assess whether events or changes in circumstances occur that potentially indicate the carrying value of long-lived asset groups may not be recoverable. We concluded that there were no material events or significant changes in circumstances that led to impairment during fiscal 2011 and 2010.

Tax Valuation Allowances.    We account for income taxes in accordance with ASC Topic 740, “Income Taxes” (“ASC Topic 740”), which requires that deferred tax assets and liabilities be recognized using enacted tax rates for the effect of temporary differences between the book and tax bases of recorded assets and liabilities. ASC Topic 740 also requires that deferred tax assets be reduced by a valuation allowance if it is more likely than not that some portion or all of the net deferred tax asset will not be realized. We had approximately $46.0 million and $41.6 million in net deferred tax assets at October 1, 2011 and October 2, 2010, respectively. We evaluated the available positive and negative evidence in assessing our ability to realize the benefits of the net deferred tax assets at October 1, 2011 and October 2, 2010 and concluded it is more likely than not that we do not require a tax valuation allowance. The net deferred tax assets should be realized through future operating results, tax planning and the reversal of temporary differences. Of the net deferred tax assets, $8.4 million and $10.1 million are classified as current assets in deferred income taxes and $37.6 million and $31.5 million are included in other assets in the accompanying consolidated balance sheets (see Item 8, “Financial Statements and Supplementary Data”) as of October 1, 2011 and October 2, 2010, respectively.

Pension and Postretirement Benefit Plans.    Our non-union employees participate in Company sponsored defined benefit pension and postretirement benefit plans. Certain eligible union and non-union employees participate in separate plans providing payouts for unused sick leave. Officers of the Company also participate in a Company sponsored ESPP, which provides supplemental post-termination retirement income based on each participant’s salary and years of service as an officer of the Company. We account for these benefit plans in accordance with ASC Topic 715, “Compensation—Retirement Benefits” and ASC Topic 712, “Compensation—Nonretirement Postemployment Benefits” and ASC Topic 715-20, “Compensation—Retirement Benefits—Defined Benefits Plans —General”, which require the Company to make actuarial assumptions that are used to calculate the carrying value of the related assets and liabilities and the amount of expenses to be recorded in our consolidated financial statements. Assumptions include the expected return on plan assets, discount rates, projected life expectancies of plan participants, anticipated salary increases and health care cost trends. The assumptions are regularly evaluated by management in consultation with outside actuaries. While we believe the underlying assumptions are appropriate, the carrying value of the related liabilities and the amount of expenses recorded in the consolidated financial statements could differ if other assumptions are used.

ASC Topic 715-20, “Compensation—Retirement Benefits—Defined Benefits Plans—General” (“ASC Topic 715-20”) requires companies to prospectively recognize the funded status of pension and other postretirement benefit plans on the balance sheet. Additionally, ASC Topic 715-20 requires companies to measure plan assets and obligations at their year end balance sheet date. We adopted the recognition and disclosure provisions as of September 29, 2007 and adopted the year-end measurement date provision as of October 3, 2009.

We contribute to collectively-bargained, multi-employer defined benefit pension plans in accordance with the provisions of negotiated labor contracts. The amount of the Company’s contribution is determined according to provisions of collective bargaining agreements.

Vendor Funds.    We receive funds from many of the vendors whose products we buy for resale to our Members. These vendor funds are provided to increase the sell-through of the related products. We receive funds for a variety of merchandising activities: placement of vendors’ products in the Members’ advertising; placement of vendors’ products in prominent locations in the Members’ stores; introduction of new products into our distribution system and Members’ stores; exclusivity rights in certain categories that have slower-turning products; and to compensate for temporary price reductions offered to customers on products held for sale at Members’ stores.

Vendor funds are reflected as a reduction of inventory costs or as an offset to cost incurred on behalf of the vendor for which we are being reimbursed in accordance with ASC Topic 605, “Revenue Recognition,” Amounts due from vendors upon achievement of certain milestones, such as minimum purchase volumes, are accrued prior to the achievement of the milestone if we believe it is probable the milestone will be achieved, and the amounts to be received are reasonably estimable.

We adhere to ASC Topic 605, “Revenue Recognition,” which requires manufacturers’ sales incentives offered directly to consumers that do not meet certain criteria to be reflected as a reduction of revenue in the financial statements of a reseller. Accordingly, certain discounts and allowances negotiated by us on behalf of our Members are classified as a reduction in cost of sales with a corresponding reduction in net sales. Vendor funds that offset costs incurred on behalf of the vendor are classified as a reduction in distribution, selling and administrative expenses.

Recently Adopted and Recently Issued Authoritative Accounting Guidance

See Note 1 of Notes to Consolidated Financial Statements in Item 8, “Financial Statements and Supplementary Data” for information regarding the Company’s adoption of new and recently issued authoritative accounting guidance.

Item 7A.    QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

The following discussion of the market risks we face contains forward-looking statements. Forward-looking statements are subject to risks and uncertainties. Actual results could differ materially from those discussed in the forward-looking statements.

We are subject to interest rate changes on certain of its notes payable under our credit agreements that may affect the fair value of the notes payable, as well as cash flow and earnings. Based on the notes payable outstanding at October 1, 2011 and the current market conditions, a one percent change in the applicable interest rates would impact our annual cash flow and pretax earnings by approximately $1.2 million. See Note 16 of Notes to Consolidated Financial Statements in Item 8, “Financial Statements and Supplementary Data” for additional discussion regarding the fair value of notes payable.

We are exposed to credit risk on accounts receivable through the ordinary course of business and we perform ongoing credit evaluations. Concentration of credit risk with respect to accounts receivable is limited due to the nature of our customer base (i.e., primarily Members). We currently believe our allowance for doubtful accounts to be sufficient to cover customer credit risks.

The majority of our investments are held by two of our insurance subsidiaries, and include U.S. government and agency obligations, high quality investment grade corporate bonds, U.S. government treasury securities, U.S. state and municipal securities, and common equity securities. The investments held by our insurance subsidiaries, excluding the common equity securities, are generally not actively traded and are valued based upon inputs including quoted prices for identical or similar assets. Collectively, the estimated fair value or market value of these investments continued to exceed their cost during fiscal 2011.

Investments held by our Wholesale Distribution segment consist primarily of Western Family Holding Company (“Western Family”) common stock. Western Family is a private cooperative located in Oregon from which we purchase food and general merchandise products. Investments held by our other support businesses consist primarily of an investment by our wholly-owned finance subsidiary in National Consumer Cooperative Bank (“NCB”). NCB operates as a cooperative and therefore its borrowers are required to own its Class B common stock.

Life insurance and mutual fund assets with values tied to the equity markets have been impacted by overall market conditions that took place during fiscal year 2011 and fiscal year 2010. In fiscal 2011, net earnings and net comprehensive earnings experienced a decrease corresponding to the decrease in life insurance and mutual fund assets, respectively. Management deems this decline to be temporary in nature.

Item 8.    FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Report of Independent Registered Public Accounting Firm

To the Shareholders and Board of Directors of

Unified Grocers, Inc.

We have audited the accompanying consolidated balance sheets of Unified Grocers, Inc. and subsidiaries (the “Company”) as of October 1, 2011 and October 2, 2010, and the related consolidated statements of earnings, comprehensive (loss) earnings, shareholders’ equity, and cash flows for each of the three years ended October 1, 2011, October 2, 2010 and October 3, 2009. Our audits also included the consolidated financial statement schedule listed in the index at Item 15(a)(2). These financial statements and the financial statement schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements and the financial statement schedule based on our audits.

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

In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of Unified Grocers, Inc. and subsidiaries as of October 1, 2011 and October 2, 2010, and the results of their operations and their cash flows for each of the three years ended October 1, 2011, October 2, 2010 and October 3, 2009, in conformity with accounting principles generally accepted in the United States of America. Also, in our opinion, such financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly in all material respects the information set forth therein.

/s/ DELOITTE & TOUCHE LLP

Los Angeles, California

December 9, 2011

Unified Grocers, Inc. and Subsidiaries

Consolidated Balance Sheets

(dollars in thousands)

	October 1, 2011	October 2, 2010
Assets

Current Assets:
Cash and cash equivalents	$5,117	$5,901
Accounts and current portion of notes receivable, net of allowances of $2,302 and $2,506 at October 1, 2011 and October 2, 2010, respectively	191,684	207,582
Inventories	267,745	253,932
Prepaid expenses and other current assets	9,118	11,460
Deferred income taxes	8,445	10,107

Total current assets	482,109	488,982
Properties and equipment, net	179,811	186,568
Investments	88,599	95,836
Notes receivable, less current portion and net of allowances of $581 and $716 at October 1, 2011 and October 2, 2010, respectively	17,809	11,586
Goodwill	38,997	38,997
Other assets, net	116,353	105,719

Total Assets	$923,678	$927,688

Liabilities and Shareholders’ Equity

Current Liabilities:
Accounts payable	$209,886	$210,760
Accrued liabilities	62,047	67,247
Current portion of notes payable	3,748	2,706
Members’ deposits and declared patronage dividends	13,398	14,024

Total current liabilities	289,079	294,737
Notes payable, less current portion	226,162	224,926
Long-term liabilities, other	221,773	211,962
Member and Non-Members’ deposits	5,959	8,593
Commitments and contingencies

Shareholders’ equity:
Class A Shares: 500,000 shares authorized, 158,550 and 168,350 shares outstanding at October 1, 2011 and October 2, 2010, respectively	29,531	31,200
Class B Shares: 2,000,000 shares authorized, 440,273 and 451,714 shares outstanding at October 1, 2011 and October 2, 2010, respectively	78,465	78,687
Class E Shares: 2,000,000 shares authorized, 251,808 shares outstanding at October 1, 2011 and October 2, 2010	25,181	25,181
Retained earnings, after elimination of accumulated deficit of $26,976 effective September 28, 2002 – allocated	78,183	78,113
Retained earnings – non-allocated	6,864	3,720

Total retained earnings	85,047	81,833
Receivable from sale of Class A Shares to members	(1,179)	(1,744)
Accumulated other comprehensive loss	(36,340)	(27,687)

Total shareholders’ equity	180,705	187,470

Total Liabilities and Shareholders’ Equity	$923,678	$927,688

The accompanying notes are an integral part of these statements.

Unified Grocers, Inc. and Subsidiaries

Consolidated Statements of Earnings

(dollars in thousands)

	Fiscal Years Ended
	October 1, 2011 (52 weeks)	October 2, 2010 (52 weeks)	October 3, 2009 (53 weeks)
Net sales	$3,847,775	$3,921,059	$4,050,678
Cost of sales	3,505,788	3,566,220	3,683,222
Distribution, selling and administrative expenses	304,554	312,189	316,438

Operating income	37,433	42,650	51,018
Interest expense	(12,342)	(11,511)	(11,683)

Earnings before patronage dividends and income taxes	25,091	31,139	39,335
Patronage dividends	(12,431)	(14,038)	(16,723)

Earnings before income taxes	12,660	17,101	22,612
Income taxes	5,273	6,123	7,857

Net earnings	$7,387	$10,978	$14,755

The accompanying notes are an integral part of these statements.

Unified Grocers, Inc. and Subsidiaries

Consolidated Statements of Comprehensive (Loss) Earnings

(dollars in thousands)

	Fiscal Years Ended
	October 1, 2011 (52 weeks)	October 2, 2010 (52 weeks)	October 3, 2009 (53 weeks)
Net earnings	$7,387	$10,978	$14,755

Other comprehensive (loss) earnings, net of income taxes:
Unrealized net holding (loss) gain on investments	(2,747)	713	3,524
Defined benefit pension plans and other postretirement benefit plans: Unrecognized prior service cost and loss arising during the period	(5,906)	(4,242)	(28,137)

Comprehensive (loss) earnings	$(1,266)	$7,449	$(9,858)

The accompanying notes are an integral part of these statements.

Unified Grocers, Inc. and Subsidiaries

Consolidated Statements of Shareholders’ Equity

(dollars in thousands)

For the fiscal years ended October 1, 2011, October 2, 2010 and October 3, 2009	Class A		Class B		Class E		Retained Earnings	Receivable from sale of Class A Shares	Accumulated Other Comprehensive Earnings (Loss)	Total
	Shares	Amount	Shares	Amount	Shares	Amount
Balance, September 27, 2008	185,500	$34,011	482,616	$82,759	238,617	$23,862	$66,275	($3,778)	$456	$203,585
Class A Shares issued	3,150	853								853
Class A Shares redeemed	(11,550)	(2,194)					(872)			(3,066)
Class B Shares issued			9,746	2,828						2,828
Class B Shares redeemed			(23,309)	(3,813)			(1,411)			(5,224)
Class E Shares issued					14,336	1,433				1,433
Class E Shares redeemed					(1,145)	(114)	65			(49)
Class E Shares cash dividend							(821)			(821)
Beginning retained earnings adjustment for implementation of ASC Topic 715-60 (EITF No. 06-4) (net of deferred tax of $0)							(3,269)			(3,269)
Beginning retained earnings adjustment for implementation of ASC Topic 715-20 (SFAS No. 158) (net of deferred tax of $885)							(1,540)			(1,540)
Net earnings							14,755			14,755
Decrease in receivable due to payment for Class A Shares by members								1,201		1,201
Net unrealized gain on appreciation of investments (net of deferred tax liability of $1,809)									3,524	3,524
Defined benefit pension plans and other postretirement benefit plans: Net unrecognized prior service cost and loss arising during period (net of deferred tax asset of $16,120)									(28,138)	(28,138)

Balance, October 3, 2009	177,100	32,670	469,053	81,774	251,808	25,181	73,182	(2,577)	(24,158)	186,072
Class A Shares issued	1,750	508								508
Class A Shares redeemed	(10,500)	(1,978)					(1,024)			(3,002)
Class B Shares redeemed			(17,339)	(3,087)			(1,303)			(4,390)
Net earnings – allocated							7,258			7,258
Net earnings – non-allocated							3,720			3,720
Decrease in receivable due to payment for Class A Shares by members								833		833
Net unrealized gain on appreciation of investments (net of deferred tax liability of $421)									713	713
Defined benefit pension plans and other postretirement benefit plans: Net unrecognized prior service cost and loss arising during period (net of deferred tax asset of $2,437)									(4,242)	(4,242)

Balance, October 2, 2010	168,350	31,200	451,714	78,687	251,808	25,181	81,833	(1,744)	(27,687)	187,470
Class A Shares issued	1,400	426								426
Class A Shares redeemed	(11,200)	(2,095)					(1,275)			(3,370)
Class B Shares issued			10,864	3,363						3,363
Class B Shares redeemed			(22,305)	(3,585)			(2,898)			(6,483)
Net earnings – allocated							4,243			4,243
Net earnings – non-allocated							3,144			3,144
Decrease in receivable due to payment for Class A Shares by members								565		565
Net unrealized loss on depreciation of investments (net of deferred tax asset of $1,534)									(2,747)	(2,747)
Defined benefit pension plans and other postretirement benefit plans: Net unrecognized prior service cost and loss arising during period (net of deferred tax asset of $2,697)									(5,906)	(5,906)

Balance, October 1, 2011	158,550	$29,531	440,273	$78,465	251,808	$25,181	$85,047	($1,179)	($36,340)	$180,705

The accompanying notes are an integral part of these statements.

Unified Grocers, Inc. and Subsidiaries

Consolidated Statements of Cash Flows

(dollars in thousands)

	Fiscal Years Ended
	October 1, 2011 (52 weeks)	October 2, 2010 (52 weeks)	October 3, 2009 (53 weeks)
Cash flows from operating activities:
Net earnings	$7,387	$10,978	$14,755
Adjustments to reconcile net earnings to net cash provided by operating activities:
Depreciation and amortization	23,239	25,444	24,652
Provision for doubtful accounts	390	150	1,829
(Gain) loss on sale of properties and equipment	(307)	75	94
Deferred income taxes	(255)	(7,131)	1,697
Pension contributions	(12,858)	(6,389)	(7,789)
(Increase) decrease in assets:
Accounts receivable	11,712	(9,362)	818
Inventories	(13,813)	4,015	9,776
Prepaid expenses and other current assets	2,342	(407)	(3,193)
Increase (decrease) in liabilities:
Accounts payable	(1,157)	(3,108)	1,908
Accrued liabilities	(5,600)	1,953	(4,771)
Long-term liabilities, other	13,822	15,206	12,249

Net cash provided by operating activities	24,902	31,424	52,025

Cash flows from investing activities:
Purchases of properties and equipment	(8,940)	(7,773)	(12,040)
Purchases of securities and other investments	(72,707)	(37,355)	(22,550)
Proceeds from maturities or sales of securities and other investments	76,264	29,654	20,012
Origination of notes receivable	(8,915)	(5,751)	(2,946)
Collection of notes receivable	6,488	4,590	5,140
Proceeds from sales of properties and equipment	393	73	145
Increase in other assets	(9,186)	(12,493)	(8,766)

Net cash utilized by investing activities	(16,603)	(29,055)	(21,005)

Cash flows from financing activities:
Borrowings from short-term notes payable	—	7,000	—
Borrowings from long-term notes payable	17,000	36,000	—
Reduction of short-term notes payable	(2,708)	(7,463)	(1,547)
Reduction of long-term notes payable	(12,014)	(37,375)	(24,776)
Payment of deferred financing fees	(2,602)	(354)	(283)
Decrease in Members’ deposits and declared patronage dividends	(864)	(2,194)	(152)
Class E Share cash dividend	—	—	(821)
(Decrease) increase in Member and Non-Members’ deposits	(2,396)	3,027	(6,324)
Decrease in receivable from sale of Class A Shares to Members, net	565	833	1,201
Repurchase of shares from Members	(9,853)	(7,392)	(8,339)
Issuance of shares to Members	3,789	508	5,114

Net cash utilized by financing activities	(9,083)	(7,410)	(35,927)

Net decrease in cash and cash equivalents	(784)	(5,041)	(4,907)
Cash and cash equivalents at beginning of year	5,901	10,942	15,849

Cash and cash equivalents at end of year	$5,117	$5,901	$10,942

The accompanying notes are an integral part of these statements.

Unified Grocers, Inc. and Subsidiaries

Consolidated Statements of Cash Flows—Continued

(dollars in thousands)

	Fiscal Years Ended
	October 1, 2011 (52 weeks)	October 2, 2010 (52 weeks)	October 3, 2009 (53 weeks)
Supplemental disclosure of cash flow information:
Cash paid during the year for:
Interest	$11,540	$11,048	$11,494
Income taxes	$3,335	$12,263	$9,343

Supplemental disclosure of non-cash items:
Accrued split-dollar life insurance liability – cumulative effect of adoption	$—	$—	$3,269
Capital leases	$—	$68	$486

The accompanying notes are an integral part of these statements.

Notes to Consolidated Financial Statements

Fiscal Years Ended October 1, 2011, October 2, 2010 and October 3, 2009

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

Fiscal Year End.    The Company’s fiscal year ends on the Saturday nearest September 30. Fiscal 2011 comprised 52 weeks, Fiscal 2010 comprised 52 weeks, and Fiscal 2009 comprised 53 weeks.

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

The Company’s banking arrangements allow the Company to fund outstanding checks when presented for payment to the financial institutions utilized by the Company for disbursements. This cash management practice frequently results in total issued checks exceeding available cash balances at a single financial institution. The Company’s policy is to record its cash disbursement accounts with a cash book overdraft in accounts payable. At October 1, 2011 and October 2, 2010, the Company had book overdrafts of $48.0 million and $54.4 million, respectively, classified in accounts payable and included in cash provided by operating activities.

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

See Note 16 “Fair Value of Financial Instruments” for further information.

Goodwill and Intangible Assets.    Goodwill, arising from business combinations, represents the excess of the purchase price over the estimated fair value of net assets acquired. In accordance with the provisions of ASC Topic 350-20 “Intangibles—Goodwill and other—Goodwill” (“ASC Topic 350-20”), goodwill and intangible assets deemed to have indefinite lives are not amortized but are subject to annual impairment tests. Other intangible assets are amortized over their estimated useful lives. ASC Topic 350-20 requires that goodwill and certain intangible assets be assessed for impairment on an annual basis and between annual tests, when circumstances or events have occurred that may indicate a potential impairment, using fair value measurement techniques. For purposes of financial reporting and impairment testing in accordance with ASC Topic 350-20, the Company operates in two principal reporting segments, Wholesale Distribution and Insurance.

The performance of the impairment test requires a two-step process. The first step involves comparing the reporting unit’s estimated fair value with its carrying value. If the estimated fair value exceeds the carrying value, the goodwill is considered not to be impaired and no additional steps are necessary. If the carrying value exceeds the estimated fair value, the Company performs the second step of the impairment test to determine the amount of impairment loss. The second step involves comparing the carrying amount of the reporting unit’s goodwill with its implied fair value. If the carrying amount of goodwill exceeds the respective reporting unit’s implied fair value, an impairment loss would be recognized in an amount equal to the excess.

The Company evaluates goodwill (reported entirely within the Wholesale Distribution segment) for impairment at the end of the third quarter of each fiscal year. In addition to the annual impairment test required under ASC Topic 350-20, during fiscal 2011 and 2010, the Company assessed whether events or circumstances occurred that potentially indicate that the carrying amount of these assets may not be recoverable. The Company concluded that there were no such events or changes in circumstances during fiscal 2011 and 2010 and determined that the fair value of the Company’s reporting units was in excess of its carrying value as of October 1, 2011 and October 2, 2010. Consequently, no impairment charges were recorded in fiscal 2011 and 2010.

Intangible assets, other than goodwill and trademarks, are recorded at cost, less accumulated amortization, and are included in other assets in the consolidated balance sheets as of October 1, 2011 and October 2, 2010. Amortization of intangible assets with finite lives is provided over their estimated useful lives ranging from 3 to 192 months on a straight-line or accelerated basis. As of October 1, 2011 and October 2, 2010, balances of intangible assets with finite lives, net of accumulated amortization, goodwill and trademarks were as follows:

(dollars in thousands)
October 1, 2011	Remaining Amortization Period	Historical Cost	Accumulated Amortization	Net
Intangible assets subject to amortization:
Customer contracts	3-48 months	$4,916	$1,697	$3,219
Customer relationships	192 months	7,180	2,537	4,643
Goodwill and Intangible assets not subject to amortization:
Goodwill				$38,977
Trademarks				3,010

(dollars in thousands)
October 2, 2010	Remaining Amortization Period	Historical Cost	Accumulated Amortization	Net
Intangible assets subject to amortization:
Customer contracts	3-60 months	$3,250	$1,602	$1,648
Customer relationships	204 months	7,200	1,954	5,246
Goodwill and Intangible assets not subject to amortization:
Goodwill				$38,977
Trademarks				2,700

Amortization expense for other intangible assets was $3.2 million, $3.0 million and $2.6 million for the fiscal years ended October 1, 2011, October 2, 2010 and October 3, 2009, respectively. Amortization expense for other intangible assets is estimated to be $1.9 million in fiscal 2012, $1.5 million in fiscal 2013, $1.2 million in fiscal 2014, $0.6 million in fiscal 2015, $0.4 million in fiscal 2016 and $2.2 million thereafter. Intangible assets, excluding goodwill, are included in other assets in the consolidated balance sheets.

Capitalized Software Costs.    The Company capitalizes costs associated with the development of software for internal use pursuant to ASC Topic 350-40 “Intangibles—Goodwill and Other—Internal use software” and amortizes the costs over a 3 to 5-year period. These costs were $9.6 million and $8.3 million (net of accumulated amortization of $39.8 million and $36.2 million) at October 1, 2011 and October 2, 2010, respectively, and are included in other assets in the consolidated balance sheets. Costs incurred in planning, training and post-implementation activities are expensed as incurred.

Long-Lived Asset Groups.    The Company reviews long-lived asset groups for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. An asset group is the unit of accounting for a long-lived asset or assets to be held and used, which represents the lowest level for which identifiable cash flows are largely independent of the cash flows of other groups of assets and liabilities. Recoverability of asset groups to be held and used is measured by a comparison of the carrying amount of an asset group to expected future cash flows generated by the asset group. If the carrying amount of an asset group exceeds its estimated undiscounted future cash flows, the carrying amount is compared to fair value and an impairment charge is recognized to the extent of the difference. On a quarterly basis, the Company assesses whether events or changes in circumstances have occurred that potentially indicate the carrying amount of long-lived asset groups may not be recoverable. The Company concluded that there were no material events or significant changes in circumstances that led to impairment during fiscal 2011 and 2010.

Lease and Loan Guarantees.    The Company evaluates lease and loan guarantees pursuant to ASC Topic 460 “Guarantees” (“ASC Topic 460”). Guarantees meeting the characteristics described in the interpretation are initially recorded at fair value. The Company is contingently liable for certain leases guaranteed for certain Members (See Notes 7 and 17).

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

Shipping and Handling Costs.    Costs for shipping and handling are included as a component of distribution, selling and administrative expenses. Shipping and handling costs were $235.7 million, $235.3 million and $238.8 million for the fiscal years ended October 1, 2011, October 2, 2010 and October 3, 2009, respectively.

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

Comprehensive Earnings (Loss).    Comprehensive earnings (loss) are net earnings, plus certain other items that are recorded by the Company directly to accumulated other comprehensive earnings (loss), bypassing net earnings. The balance and current period change for each component of comprehensive earnings (loss), net of taxes, are summarized as follows:

(dollars in thousands)
	Net Unrealized Gain (Loss) on Appreciation (Depreciation) of Investments	Defined Benefit Pension Plans and Other Postretirement Benefit Plans: Unrecognized Prior Service Cost and (Loss) Gain Arising During the Period
Balance, September 27, 2008	$(1,054)	$1,510
Current period change	3,524	(28,138)

Balance, October 3, 2009	2,470	(26,628)
Current period change	713	(4,242)

Balance, October 2, 2010	3,183	(30,870)
Current period change	(2,747)	(5,906)

Balance, October 1, 2011	$436	$(36,776)

The following table indicates the benefit plans that comprise the adjustment to accumulated other comprehensive earnings (loss) as of October 1, 2011 for the impact of ASC Topic 715-20 “Compensation—Retirement Benefits—Defined Benefits Plans—General” (“ASC Topic 715-20”):

(dollars in thousands)
Description of Benefit Plan	Pre-tax Adjustment for Impact of ASC Topic 715-20 (charge)/credit	Deferred Tax Benefit (Liability)	Adjustment for Impact of ASC Topic 715-20, Net of Taxes (charge)/credit
Cash Balance Plan	$(64,802)	$23,547	$(41,255)
ESPP	(7,870)	2,871	(4,999)
Postretirement benefit plans	15,098	(5,950)	9,148
Postemployment benefit plans	520	(190)	330

Total, October 1, 2011	$(57,054)	$20,278	$(36,776)

The following table indicates the benefit plans that comprise the adjustment to accumulated other comprehensive earnings (loss) as of October 2, 2010 for the impact of ASC Topic 715-20:

(dollars in thousands)
Description of Benefit Plan	Pre-tax Adjustment for Impact of ASC Topic 715-20 (charge)/credit	Deferred Tax Benefit (Liability)	Adjustment for Impact of ASC Topic 715-20, Net of Taxes (charge)/credit
Cash Balance Plan	$(50,202)	$18,220	$(31,982)
ESPP	(8,211)	2,996	(5,215)
Postretirement benefit plans	9,566	(3,490)	6,076
Postemployment benefit plans	396	(145)	251

Total, October 2, 2010	$(48,451)	$17,581	$(30,870)

The following table indicates the benefit plans that comprise the adjustment to accumulated other comprehensive earnings (loss) as of October 3, 2009 for the impact of ASC Topic 715-20:

(dollars in thousands)
Description of Benefit Plan	Pre-tax Adjustment for Impact of ASC Topic 715-20 (charge)/credit	Deferred Tax Benefit (Liability)	Adjustment for Impact of ASC Topic 715-20, Net of Taxes (charge)/credit
Cash Balance Plan	$(29,527)	$10,773	$(18,754)
Cash Balance Plan – Associated Grocers, Incorporated	(16,261)	5,836	(10,425)
ESPP	(7,586)	2,768	(4,818)
Postretirement benefit plans	11,325	(4,132)	7,193
Postemployment benefit plans	277	(101)	176

Total, October 3, 2009	$(41,772)	$15,144	$(26,628)

The components of the change in net unrealized (losses) gains on investments, net of taxes, are as follows:

(dollars in thousands)
	October 1, 2011	October 2, 2010	October 3, 2009
Unrealized holding losses arising during the period	$(3,540)	$(107)	$(3,416)
Reclassification adjustment for gains (losses) included in net earnings	793	820	(108)

Net unrealized holding (losses) gains	$(2,747)	$713	$(3,524)

Recently Adopted and Recently Issued Authoritative Accounting Guidance

In September 2011, the FASB issued Accounting Standards Update (“ASU”) No. 2011-09, “Compensation—Retirement Benefits—Multiemployer Plans (Subtopic 220): Disclosures about an Employer’s Participation in a Multiemployer Plan” (“ASU No. 2011-09”). ASU No. 2011-09 creates greater transparency in financial reporting by requiring additional disclosures about an employer’s participation in a multiemployer pension plan and multiemployer other postretirement benefit plans. The additional disclosures will increase awareness about the commitments that an employer has made to a multiemployer pension plan and the potential future cash flow implications of an employer’s participation in the plan. ASU No. 2011-09 is effective for annual periods for fiscal years ending after December 15, 2011; however, disclosure requirements should be applied retrospectively for all prior periods presented. Early adoption is permitted. Accordingly, the Company will adopt ASU No. 2011-09 for fiscal year end 2012. Other than enhanced disclosure, the adoption of ASU No. 2011-09 is not expected to have an impact on the Company’s consolidated financial statements.

In September 2011, the FASB issued ASU No. 2011-08, “Intangibles—Goodwill and Other (Topic 350): Testing Goodwill for Impairment” (“ASU No. 2011-08”). ASU No. 2011-08 simplifies how companies test goodwill for impairment. Companies are no longer required to calculate the fair value of a reporting unit unless the entity determines that it is more-likely-than-not that its fair value is less than its carrying amount using a qualitative assessment. ASU No. 2011-08 is effective for annual and interim goodwill impairment tests performed for fiscal years beginning after December 15, 2011. Early adoption is permitted. Accordingly, the Company will adopt ASU No. 2011-08 commencing in the first quarter of fiscal 2012. The adoption of ASU No. 2011-08 is not expected to have an impact on the Company’s consolidated financial statements.

In June 2011, the FASB and the International Accounting Standards Board (“IASB”) issued ASU No. 2011-05, “Comprehensive Income (Topic 220): Presentation of Comprehensive Income” (“ASU No. 2011-05”). ASU No. 2011-05 addresses concerns about how other comprehensive income is reported under U.S. GAAP and International Financial Reporting Standards (“IFRSs”) and increases the prominence of other comprehensive income in the financial statements. ASU No. 2011-05 allows for the option of presenting either one continuous statement of net income and other comprehensive income or two consecutive statements. The standard does not change the items which must be reported in other comprehensive income, how such items are measured or when they must be reclassified to net income. ASU No. 2011-05 is effective for fiscal years ending after December 15, 2012, and interim and annual periods thereafter. Early adoption is permitted. Since ASU No. 2011-05 impacts presentation only, it will have no impact on the Company’s consolidated financial statements. The Company will formally adopt ASU No. 2011-05 commencing in the first quarter of fiscal 2013. However, since the Company currently presents the Consolidated Statements of Earnings and Consolidated Statements of Comprehensive Earnings as two consecutive statements, the Company does not expect the adoption of ASU No. 2011-05 to have an impact on the consolidated financial statements.

In May 2011, the FASB and the IASB issued ASU No. 2011-04, “Fair Value Measurement (Topic 820): Amendments to Achieve Common Fair Value Measurement and Disclosure Requirements in U.S. GAAP and IFRSs” (“ASU No. 2011-04”). ASU No. 2011-04 does not extend the use of fair value accounting, but provides guidance on how it should be applied where its use is already required or permitted by other standards within U.S. GAAP or IFRSs. The amendments in ASU No. 2011-04 change the wording used to describe many of the requirements in U.S. GAAP for measuring fair value and for disclosing information about fair value measurements. Amendments in ASU No. 2011-04 include those that: (1) clarify the FASB’s intent about the application of existing fair value measurement and disclosure requirements, and (2) change a particular principle or requirement for measuring fair value or for disclosing information about fair value measurements. For many of the requirements, the FASB does not intend for the amendments in ASU No. 2011-04 to result in a change in the application of the requirements in Topic 820. ASU No. 2011-04 is effective during interim and annual periods beginning after December 15, 2011. Accordingly, the Company will adopt ASU No. 2011-04 commencing in the second quarter of fiscal 2012. The adoption of ASU No. 2011-04 is not expected to have an impact on the Company’s consolidated financial statements.

In December 2010, the FASB issued ASU No. 2010-28, “When to Perform Step 2 of the Goodwill Impairment Test for Reporting Units with Zero or Negative Carrying Amounts (a consensus of the FASB Emerging Issues Task Force)” (“ASU No. 2010-28”). ASU No. 2010-28 addresses how companies should test for goodwill impairment when the book value of a reporting entity is zero or negative. For reporting units with zero or negative carrying amounts, an entity is required to perform Step 2 of the goodwill impairment test if it is more likely than not that a goodwill impairment exists. ASU No. 2010-28 is effective for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2010. Accordingly, the Company will adopt ASU No. 2010-28 commencing in the first quarter of fiscal 2012. The adoption of ASU No. 2010-28 is not expected to have an impact on the Company’s consolidated financial statements.

In October 2010, the FASB issued ASU No. 2010-26, “Financial Services—Insurance (Topic 944): Accounting for Costs Associated with Acquiring or Renewing Insurance Contracts (a consensus of the FASB Emerging Issues Task Force)” (“ASU No. 2010-26”). ASU No. 2010-26 addresses the diversity in practice regarding the interpretation of which costs relating to the acquisition of new or renewal insurance contracts qualify for deferral. ASU No. 2010-26 is effective for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2011. The amendments in ASU No. 2010-26 are to be applied prospectively upon adoption. Retrospective application to all prior periods presented upon the date of adoption also is permitted, but not required. Accordingly, the Company will adopt ASU No. 2010-26 commencing in the first quarter of fiscal 2013. The Company is currently assessing the impact this standard may have on its consolidated financial statements.

In July 2010, the FASB issued ASU No. 2010-20, “Disclosures about the Credit Quality of Financing Receivables and the Allowance for Credit Losses” (“ASU No. 2010-20”). ASU No. 2010-20 amends ASC Topic 310-10-50, “Receivables—Overall—Disclosure” by requiring that more information be disclosed to facilitate financial statement users’ evaluation of (i) the nature of credit risk inherent in an entity’s portfolio of financing receivables, (ii) how that risk is analyzed and assessed in arriving at the allowance for credit losses, and (iii) the changes and reasons for those changes in the allowance for credit losses. The amendments in ASU No. 2010-20 affect all entities with financing receivables, excluding short-term trade accounts receivable or receivables measured at fair value or lower of cost or fair value. A company will need to disaggregate new and existing disclosure based on how it develops its allowance for credit losses related to financing receivables and how it manages credit exposures. Disclosures must be disaggregated by portfolio segment, the level at which an entity develops and documents a systematic method for determining its allowance for credit losses, and class of financing receivable, which is generally a disaggregation of portfolio segment. The required disclosures include, among other things, a rollforward of the allowance for credit losses as well as information about modified, impaired, non-accrual and past due loans and credit quality indicators. ASU No. 2010-20 requires certain disclosures as of the end of a reporting period effective for periods ending on or after December 15, 2010. Other required disclosures about activity that occurs during a reporting period are effective for periods beginning on or after December 15, 2010. In January 2011, the FASB issued ASU No. 2011-01, “Deferral of the Effective Date of Disclosures about Troubled Debt Restructurings in Update No. 2010-20” (“ASU No. 2011-01”). Amendments in ASU No. 2011-01 temporarily delayed the effective date of disclosures about troubled debt restructurings included in ASU No. 2010-20 to be effective for interim and annual periods ending after June 15, 2011. This amendment did not defer the effective date of the other disclosure requirements in ASU No. 2010-20. In April 2011, the FASB issued ASU No. 2011-02, “Receivables (Topic 310): A Creditor’s Determination of Whether a Restructuring Is a Troubled Debt Restructuring” (“ASU No. 2011-02”). ASU No. 2011-02 amends ASC Topic 310-40, “Receivables—Troubled Debt Restructurings by Creditors,” to clarify the guidance on a creditor’s evaluation of whether it has granted a loan concession and whether a debtor is experiencing financial difficulties. The guidance on identifying and disclosing troubled debt restructurings is effective for interim and annual periods beginning on or after June 15, 2011 and applies retrospectively to restructurings occurring on or after the beginning of the fiscal year of adoption. The guidance on measuring the impairment of a receivable restructured in a troubled debt restructuring is effective on a prospective basis. Early adoption is permitted. ASU No. 2011-02 also sets the effective dates for troubled debt restructuring disclosures required by the recent guidance on credit quality disclosures outlined in ASU No. 2010-20. These requirements are effective for interim and annual periods beginning on or after June 15, 2011, the same date as the clarifying guidance in ASU No. 2011-02.

The Company adopted the provision of ASU No. 2010-20 pertaining to certain required disclosures as of the end of a reporting period in its first quarter of fiscal 2011. The adoption of this portion of ASU No. 2010-20 did not have an impact on the Company’s consolidated financial statements. The Company adopted other required disclosures about activity that occurs during a reporting period effective beginning with its second quarter of fiscal 2011. The adoption of this portion of ASU No. 2010-20 did not have an impact on the Company’s consolidated financial statements. The Company will adopt the requirements of ASU No. 2010-20 pertaining to disclosures about troubled debt restructurings (previously deferred by ASU No. 2011-01) and ASU No. 2011-02 effective beginning with its first quarter of fiscal 2012. The adoption of this portion of ASU No. 2010-20 and the adoption of ASU No. 2011-02 are not expected to have an impact on the Company’s consolidated financial statements.

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

The Company adopted ASU No. 2010-06 in its second quarter of fiscal year end 2010, except for the requirement to provide separate disclosures about purchases, sales, issuances, and settlements relating to Level 3 measurements, which will be adopted for the Company’s fiscal year end 2012. Since the Company continues to have no transfers into and out of Levels 1 and 2, the requirements of ASU No. 2010-06 did not have an impact on the Company’s consolidated financial statements. Similarly, since the Company does not own any Level 3 financial instruments, the adoption of this portion of ASU No. 2010-06 for fiscal year end 2012 is not expected to have an impact on the Company’s consolidated financial statements.

In January 2009, the SEC issued Release No. 33-9002, “Interactive Data to Improve Financial Reporting.” The final rule release requires companies to provide financial statement information in the eXtensible Business Reporting

Language (“XBRL”) and addresses the SEC’s effort to make financial reports more useful to investors. Under the final rule, companies are required to submit their regulatory filings to the SEC and post them on their corporate websites in interactive data using XBRL. The interactive data will be provided as an exhibit to periodic and current reports and registration statements, as well as to transition reports for a change in fiscal year. The final rule also does not require companies to use interactive tagging for the management’s discussion and analysis section of their filings, executive compensation disclosures, and other statistical or narrative disclosure. This release includes one temporary section (Section 232.406T) that limits an entity’s liability for making a “good faith attempt” to comply with its requirements and for making prompt correction of errors in the Interactive Data File if they occur, and it does not subject the entity to liability under anti-fraud provisions as discussed in the temporary section.

Release No. 33-9002 is effective as of April 13, 2009, except the temporary section above is only effective from April 13, 2009 until October 31, 2014. The SEC adopted a phase-in schedule indicating when registrants must furnish interactive data. Under this schedule, the Company submitted filings with financial statement information using XBRL commencing with periods ending on or after June 15, 2011, for the Company’s Quarterly Report on Form 10-Q for its third fiscal quarter of 2011. The Company has furnished the required XBRL exhibits concurrent with the filing of this Annual Report on Form 10-K. See Part IV, Item 15. “Exhibits and Financial Statement Schedules” for further description of the exhibits filed pursuant to Release No. 33-9002, which XBRL exhibits are unaudited.

2.    Properties and Equipment

Properties and equipment, stated at cost, consisted of the following:

(dollars in thousands)
	October 1, 2011	October 2, 2010
Land	$59,678	$59,678
Buildings and leasehold improvements	138,015	136,914
Equipment	111,975	106,708
Equipment under capital leases	1,560	1,588

	311,228	304,888
Less accumulated depreciation and amortization	131,417	118,320

	$179,811	$186,568

Consolidated depreciation and amortization expense related to properties was $15.9 million, $19.1 million and $19.7 million for the years ended October 1, 2011, October 2, 2010 and October 3, 2009, respectively.

Included in accumulated amortization at October 1, 2011 and October 2, 2010 is $1.4 million and $1.2 million, respectively, related to capital leases. Amortization expense related to capital leases aggregated $0.1 million, $0.4 million and $0.4 million for the years ended October 1, 2011, October 2, 2010 and October 3, 2009, respectively.

3.    Investments

The amortized cost and fair value of investments are as follows:

(dollars in thousands)
October 1, 2011	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Available for sale securities:
Fixed maturity securities:
U.S. Treasury securities and obligations of U.S. government corporations and agencies	$38,239	$1,883	$(29)	$40,093
Municipal securities	870	37	—	907
Corporate securities	24,954	652	(166)	25,440

Total fixed maturity securities	64,063	2,572	(195)	66,440
Equity securities	10,110	—	(1,453)	8,657

Total available for sale securities	$74,173	$2,572	$(1,648)	75,097

Common stock, at cost				13,502

Total Investments				$88,599

(dollars in thousands)
October 2, 2010	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Available for sale securities:
Fixed maturity securities:
U.S. Treasury securities and obligations of U.S. government corporations and agencies	$50,006	$2,623	$—	$52,629
Municipal securities	2,728	177	(11)	2,894
Corporate securities	17,158	1,316	(17)	18,457

Total fixed maturity securities	69,892	4,116	(28)	73,980
Equity securities	8,095	284	(11)	8,368

Total available for sale securities	$77,987	$4,400	$(39)	82,348

Common stock, at cost				13,488

Total Investments				$95,836

During the fiscal years ended October 1, 2011 and October 2, 2010, the Company did not hold any trading or held-to-maturity securities.

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

Unrealized losses on the Company’s investments in fixed maturity securities and equity securities were caused by interest rate increases rather than credit quality. Because the Company’s insurance subsidiaries do not intend to sell, nor do they have or anticipate having a regulatory requirement to sell these investments until recovery of fair value, which may be upon maturity, the Company does not consider these investments to be other-than-temporarily impaired at October 1, 2011.

The table below illustrates the length of time available for sale fixed maturity securities and equity securities, not deemed to be other-than-temporarily impaired, have been in a continuous unrealized loss position at October 1, 2011:

(dollars in thousands)
	Less than 12 Months		12 Months or Greater		Total
Description of Securities	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
U.S. Treasury securities and obligations of U.S. government corporations and agencies	$5,957	$29	$—	$—	$5,957	$29
Corporate debt securities	10,642	166	—	—	10,642	166
Equity securities	8,657	1,453	—	—	8,657	1,453

Total Investments	$25,256	$1,648	$—	$—	$25,256	$1,648

The table below illustrates the length of time available for sale fixed maturity securities and equity securities, not deemed to be other-than-temporarily impaired, have been in a continuous unrealized loss position at October 2, 2010:

(dollars in thousands)
	Less than 12 Months		12 Months or Greater		Total
Description of Securities	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
Municipal securities	$524	$11	$—	$—	$524	$11
Corporate debt securities	2,160	17	—	—	2,160	17
Equity securities	2,554	11	—	—	2,554	11

Total Investments	$5,238	$39	$—	$—	$5,238	$39

Available for sale fixed maturity securities are due as follows:

(dollars in thousands)
October 1, 2011	Amortized Cost	Fair Value
Due in one year or less	$2,756	$2,783
Due after one year through five years	16,291	16,831
Due after five years through ten years	17,771	18,458
Due after ten years	27,245	28,368

	$64,063	$66,440

Expected maturities will differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties. Corporate mortgage-backed securities are shown as being due at their average expected maturity dates.

Amounts reported as “due in one year or less” are included in long-term investments, as the Company’s insurance subsidiaries are required to maintain investments in support of regulatory deposit requirements. Hence, investments with maturities less than one year maintained in support of this long-term commitment are generally sold to repurchase investments with longer maturities. As these investments continue to support a long-term commitment obligation related to insurance reserves, the Company classifies such amounts as long-term. At October 1, 2011 and October 2, 2010, the long-term portion of the related insurance reserves of $33.8 million and $37.6 million, respectively, are included in long-term liabilities, other in the consolidated balance sheets.

Investments carried at fair values of $42.4 million and $41.4 million at October 1, 2011 and October 2, 2010 (which include $0.5 million and $0.4 million recorded in cash and cash equivalents), respectively, are maintained in support of regulatory deposit requirements ($38.8 million and $36.6 million in direct deposit of securities at October 1, 2011 and October 2, 2010, respectively) in compliance with statutory regulations. Investments with fair values of $7.3 million and $7.0 million at October 1, 2011 and October 2, 2010 (which include $0.1 million recorded in cash and cash equivalents, respectively), respectively, are on deposit with regulatory authorities in compliance with statutory regulations. Investments with fair values of $0.9 million and $2.2 million at October 1, 2011 and October 2, 2010 (which include zero and $0.2 million recorded in cash and cash equivalents), respectively, are on deposit in compliance with collateral requirements on reinsurance arrangements.

Net investment income, which is included in net sales, is summarized as follows:

(dollars in thousands)
	Fiscal Years Ended
	October 1, 2011	October 2, 2010	October 3, 2009
Fixed maturity securities	$4,515	$6,202	$4,590
Equity securities	1,562	395	—
Cash and cash equivalents	2	1	(10)

	6,079	6,598	4,580
Less investment expenses	297	287	365

	$5,782	$6,311	$4,215

Equity investments held by the Company that do not have readily determinable fair values are accounted for using the cost or equity methods of accounting. The Company evaluated its equity investments for impairment as of October 1, 2011 and October 2, 2010, and the Company did not consider any of these equity investments to be impaired.

The Company held investments in Western Family Holding Company (“Western Family”) common stock of $9.4 million at both October 1, 2011 and October 2, 2010. Western Family is a private cooperative located in Oregon from which the Company purchases food and general merchandise products. The investment represents approximately a 20% ownership interest at both October 1, 2011 and October 2, 2010. The Company’s ownership percentage in Western Family is based, in part, on the volume of purchases transacted with Western Family. During fiscal 2010, the Company received a return of invested capital in the amount of $0.1 million resulting from Western Family’s recalculation of its members’ ownership percentage in the cooperative based on purchase volume. The investment is accounted for using the equity method of accounting.

The Company’s wholly-owned finance subsidiary, Grocers Capital Company (“GCC”), has an investment in National Consumer Cooperative Bank (“NCB”), which operates as a cooperative and therefore its borrowers are required to own its Class B common stock. The investment in the Class B common stock of NCB aggregated $4.1 million at both October 1, 2011 and October 2, 2010. The Company did not recognize dividend income from NCB in fiscal years 2011 and 2010. Dividend income received from NCB was minimal for fiscal year 2009.

4.    Accrued Liabilities

Accrued liabilities are summarized as follows:

(dollars in thousands)
	October 1, 2011	October 2, 2010
Insurance loss reserves and other insurance liabilities	$21,464	$20,215
Accrued wages, current portion of retirement benefits and related taxes	28,864	29,172
Accrued income and other taxes payable	2,986	2,411
Accrued promotional liabilities	2,977	3,838
Other accrued liabilities	5,756	11,611

	$62,047	$67,247

5.    Notes Payable

The Company’s notes payable and scheduled maturities are summarized as follows:

(dollars in thousands)
	October 1, 2011	October 2, 2010
Senior secured notes	$108,450	$111,000
Secured revolving credit agreement	121,300	116,300
Obligations under capital leases	160	332

Total notes payable	229,910	227,632
Less portion due within one year	3,748	2,706

	$226,162	$224,926

Maturities of notes payable as of October 1, 2011 are:

(dollars in thousands)
Fiscal year
2012	$3,748
2013	16,878
2014	4,127
2015	4,415
2016	175,742
Thereafter	25,000

$229,910

Senior Secured Notes

The Company had a total of $108.5 million and $111.0 million outstanding at October 1, 2011 and October 2, 2010, respectively, in senior secured notes to certain insurance companies and pension funds (referred to collectively as “John Hancock Life Insurance Company” or “Hancock”) under a note purchase agreement dated September 29, 1999 (as amended, the “Senior Note Agreement”) as amended and restated effective January 6, 2006 and further amended on November 3, 2009.

The Senior Note Agreement is comprised of three tranches of $46.0 million, $40.0 million and $25.0 million with interest rates of 6.421%, 7.157% and 6.82%, respectively. The $46.0 million and $40.0 million tranches mature on January 1, 2016 and the $25.0 million tranche matures on November 1, 2019. The Senior Note Agreement calls for interest only payments for the first five years of the term, and then starting on the 61st payment, approximately $0.8 million principal plus interest on the $86.0 million of notes. At the January 1, 2016 maturity date, a balloon payment of $66.3 million is due. Additionally, at the November 1, 2019 maturity date, a balloon payment of $25.0 million is due. During fiscal 2011, principal payments of $2.5 million were made.

The notes continue to be secured by certain of the Company’s personal and real property and contain customary covenants, default provisions (including acceleration of the debt in the event of an uncured default), and prepayment penalties similar to those included in the original note purchase agreement.

Secured Revolving Credit Agreement

The Company entered into a Credit Agreement (the “Agreement”) on October 8, 2010, among the Company, the lenders party thereto, and Wells Fargo Bank, National Association, as Administrative Agent. The Agreement replaced the Company’s existing revolving credit agreement, dated as of December 5, 2006, with substantially the same parties, terms and conditions. The Company’s Current Report on Form 8-K (unaudited) was filed on October 13, 2010.

The Agreement provides for a revolving credit facility with total commitments in the principal amount of $275 million. Borrowings under the Agreement may be made as revolving loans, swing line loans or letters of credit. The aggregate commitments under the Agreement may be increased from time to time, either through any of the existing lenders increasing its commitment or by means of the addition of new lenders, up to a maximum commitment of $400 million. While the consent of the lenders as a group is not required to any such increase, no individual lender is required to increase its own commitment to the Agreement. The Agreement expires on October 8, 2015, and refinances existing indebtedness and finances capital expenditures, working capital needs, certain acquisitions and general corporate purposes.

The Company’s obligations under the Agreement are guaranteed by certain of the Company’s subsidiaries, excluding its finance and insurance subsidiaries, and are secured by grants of security interests in the accounts receivable and inventory (subject to exceptions) of the Company and certain of its subsidiaries. The obligations are also senior to the rights of Members with respect to partially subordinated patrons’ deposit accounts.

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

During fiscal year 2010, the Company entered into a Second Amendment to Amended and Restated Credit Agreement (the “Amendment”), among the Company, other credit parties as identified therein, Bank of Montreal, Chicago Branch, as Administrative Agent, and Fifth Third Bank. The Amendment exercised a provision in the previous revolving credit agreement to (i) increase the total committed funds available to the Company by $25 million from $250 million to $275 million, and (ii) add Fifth Third Bank to the previous revolving credit agreement as a lender with a commitment of $25 million. Borrowings under the previous revolving credit agreement could be made as revolving loans, swing line loans or letters of credit. The previous revolving credit agreement was to expire on January 31, 2012.

The Company had $108.3 million (Eurodollar and Base Rate Loans at a blended average rate of 1.89% per annum) outstanding under the Agreement at October 1, 2011 and $105.3 million (Base Rate Loans only at 3.25% per annum) outstanding under its previous revolving credit agreement at October 2, 2010.

The Agreement and the Senior Note Agreement each contain customary representations, warranties, financial covenants, default and pre-payment provisions for these types of financing. Obligations under these credit agreements are senior to the rights of Members with respect to Required Deposits and subordinated notes (see Notes 9 and 10). Both the Agreement and the Senior Note Agreement limit the incurrence of additional funded debt and the incurrence of liens except permitted liens. Examples of default conditions include the failure to pay an installment of principal or interest under the agreements, the making of false representations and warranties, and non-compliance with one or more financial covenants (minimum tangible net worth, fixed charge coverage ratio and funded debt to earnings before interest, income taxes, depreciation, amortization and patronage dividends, “EBITDAP”). The Agreement and the Senior Note Agreement both limit distributions to shareholders (including the repurchase of shares) to designated permitted redemptions, and prohibit all distributions and payments when an event of default has occurred and is continuing. In the event the Company is not in compliance with the financial covenants of the Agreement and the Senior Note Agreement, the continued availability of loan funds or the terms upon which such loans would be available could be negatively impacted, and the impact to the Company could be material. As of October 1, 2011, the Company was in compliance with all applicable financial covenants of its Agreement and Senior Note Agreement.

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

The GCC Loan Agreement provides for revolving loans and term loans. At the election of GCC, revolving loans shall bear interest at either the LIBOR Rate or the Base Rate, and term loans shall bear interest at either the LIBOR/Swap Rate or the Base Rate, in each case plus an interest rate margin. The interest rate margin for LIBOR Rate loans is 3.00% per annum. The interest rate margin for Base Rate loans is 0.75% per annum. The interest rate margin for LIBOR/Swap Rate loans is 3.25% per annum. Notwithstanding the foregoing, all loans will be subject to daily interest rate floors. For term loans that bear interest at a LIBOR/Swap Rate, the daily minimum rate is based on a 5.75% per annum rate. For all other loans, the daily minimum rate is based on a 4.00% per annum rate. Undrawn portions of the commitments under the GCC Loan Agreement bear commitment fees at the rate of 0.25% per annum. GCC had revolving loan borrowings of $13.0 million and $11.0 million bearing an interest rate of 4.00% (3.25% prime plus 0.75% interest rate margin), outstanding at October 1, 2011 and October 2, 2010, respectively. GCC’s revolving loan borrowings are included under the caption “Secured revolving credit agreement” in the foregoing notes payable table. There were no term loan borrowings outstanding at October 1, 2011 and October 2, 2010.

Standby Letters of Credit

During fiscal 2005, a Member of the Company entered into a $0.9 million standby letter of credit agreement with the Company’s wholly-owned finance subsidiary to secure insurance coverage provided by the Company’s insurance subsidiary in the event the Member was unable to meet its obligations. During fiscal 2006, this agreement was cancelled and replaced with a new standby letter of credit agreement with the same parties containing similar terms in the amount of $1.1 million. On October 20, 2009, the standby letter of credit agreement was increased to $1.5 million (see Note 17). The standby letter of credit agreement was cancelled as of October 2, 2010.

The Company also has $1.5 million in standby letters of credit outstanding at both October 1, 2011 and October 2, 2010 to secure various bank, insurance and vendor obligations.

6.    Long-term Liabilities, Other

Long-term liabilities, other are summarized as follows:

(dollars in thousands)
	October 1, 2011	October 2, 2010
Pension and postretirement benefit liabilities	$164,626	$150,882
Insurance loss reserves and other insurance liabilities	33,794	37,586
Other long-term liabilities	23,353	23,494

	$221,773	$211,962

7.    Leases

Capital and Operating Leases

The Company has entered into operating leases and non-cancelable capital leases for warehouse, transportation and data processing equipment.

The Company has also entered into operating leases for approximately twenty-three retail supermarkets. The majority of these locations are subleased to various Members of the Company. The operating leases and subleases are non-cancelable, renewable in certain instances, include purchase options that are not bargain purchase options, and require payment of real estate taxes, insurance and maintenance.

Rent expense for operating leases was $22.7 million, $22.5 million and $24.1 million for the fiscal years ended October 1, 2011, October 2, 2010 and October 3, 2009, respectively. Sublease rental income was $3.8 million, $4.0 million and $4.8 million for the fiscal years ended October 1, 2011, October 2, 2010 and October 3, 2009, respectively.

Minimum rentals on equipment under capital leases and properties leased by the Company, including properties subleased to third parties, as of October 1, 2011, are summarized as follows:

(dollars in thousands)
Fiscal year	Capital Leases	Operating Leases
2012	$144	$23,175
2013	19	19,857
2014		17,467
2015		15,600
2016		11,100
Thereafter		23,422
Total minimum lease payments	163	$110,621
Less: amount representing interest	(3)
Present value of net minimum lease payments	160
Less: current installments of obligations under capital leases	(141)
Obligations of capital leases excluding current installments	$19

Future minimum sublease rental income on operating leases as of October 1, 2011 is summarized as follows:

(dollars in thousands)
Fiscal year	Operating Leases
2012	$5,685
2013	5,185
2014	4,898
2015	4,327
2016	3,259
Thereafter	12,953

Total future minimum sublease income	$36,307

Lease Guarantees

At October 1, 2011, the Company was contingently liable with respect to three lease guarantees for certain Members with commitments expiring through 2017. The Company believes the locations underlying these leases are marketable and, accordingly, that it will be able to recover a substantial portion of the guaranteed amounts in the event the Company is required to satisfy its obligations under the guarantees.

The Company’s guarantees of these leases as of October 1, 2011 are summarized in the table below.

(dollars in thousands)
Remaining Lease Term	Guaranteed Leases
Less than 1 year	$1,891
1-3 years	3,118
4-5 years	1,013
More than 5 years	338

Total lease guarantees	$6,360

In consideration of lease guarantees and subleases, the Company typically receives a monthly fee equal to 5% of the monthly rent under the lease guarantees and subleases. Obligations of Members to the Company, including lease guarantees, are generally supported by the Company’s right of offset, upon default, against the Members’ cash deposits and shareholdings, as well as in certain instances, personal guarantees and reimbursement and indemnification agreements.

Total lease guarantees, as disclosed above, include one lease guarantee entered into during fiscal 2004 with a Member. The guarantee consists of a ten-year term and as of October 1, 2011, the maximum potential amount of future payments that the Company could be required to make as a result of the Member’s non-payment of rent is approximately $0.8 million. Pursuant to ASC Topic 460-10, Unified has recorded a liability in connection with this guarantee arrangement. This liability, which amount to approximately $38 thousand and $51 thousand, at October 1, 2011 and October 2, 2010, respectively, represents the premiums receivable from the Members as consideration for the guarantee, and is deemed to be the fair value of the lease guarantee. The Company does not believe, based on historical experience and information currently available, that it is probable that any amounts will be required to be paid under the guarantee arrangement. A second lease guarantee, subject to ASC Topic 460-10, entered into during fiscal 2006 was cancelled by the Member during fiscal 2011. The liability for this guarantee was $0.3 million at October 2, 2010.

8.    Income Taxes

The significant components of income tax expense are summarized as follows:

(dollars in thousands)	Fiscal Years Ended
	October 1, 2011	October 2, 2010	October 3, 2009
Federal:
Current	$4,875	$10,244	$2,914
Deferred	167	(4,095)	4,842

Total federal	5,042	6,149	7,756

State:
Current	653	574	(2,000)
Deferred	(422)	(600)	2,101

Total state	231	(26)	101

Income taxes	$5,273	$6,123	$7,857

The effects of temporary differences and other items that give rise to deferred tax assets and liabilities are presented below:

(dollars in thousands)
	October 1, 2011	October 2, 2010
Deferred tax assets:
Accounts receivable	$1,250	$1,426
Accrued benefits	69,101	64,938
Lease reserves	3,451	4,705
Insurance reserves	3,459	3,361
Net operating loss carry forwards	684	884
Non-qualified written notice of allocation	13,187	12,913
Inventory reserve	667	679
Credits	2,217	1,949
Interest capitalization	427	470
Deferred revenue	225	83
Other	243	47

Total gross deferred tax assets	$94,911	$91,455

Deferred tax liabilities:
Depreciation of properties and equipment	$41,058	$41,292
Market value adjustment	2,117	3,643
Capitalized software	3,878	3,387
Deferred state taxes	1,452	1,246
Other	363	331

Total gross deferred tax liabilities	$48,868	$49,899

Net deferred tax assets	$46,043	$41,556

The Company had net deferred tax assets of $46.0 million and $41.6 million, of which $8.4 million and $10.1 million are classified as deferred income taxes in current assets and $37.6 million and $31.5 million are included in other assets in the consolidated balance sheets as of October 1, 2011 and October 2, 2010, respectively.

A valuation allowance is required to be provided to reduce the deferred tax assets to a level which, more likely than not, will be realized. The Company’s net deferred tax assets of approximately $46.0 million and $41.6 million were not reduced by tax valuation allowances at October 1, 2011 and October 2, 2010. Management evaluated the available positive and negative evidence in determining the realizability of the net deferred tax assets at October 1, 2011 and October 2, 2010 and concluded it is more likely than not that the Company should realize its net deferred tax assets through future operating results, the reversal of taxable temporary differences, and tax planning.

The Company had federal net operating loss carryforwards of approximately $2.0 million and $2.5 million and no state net operating loss carryforwards as of the fiscal years ended October 1, 2011 and October 2, 2010, respectively. A portion of the federal net operating loss has not been utilized in the current year and is being carried forward due to certain limitations under Internal Revenue Code Section 382. The net operating losses expire in 2018 for federal income taxes.

The provision for income taxes at the Company’s effective tax rate differed from the provision for income taxes at the federal statutory rate (35%) as follows:

(dollars in thousands)
	Fiscal Years Ended
	October 1, 2011	October 2, 2010	October 3, 2009
Federal income tax expense at the statutory rate	$4,431	$5,986	$7,914
State income taxes, net of federal income tax benefit	150	(17)	66
Life insurance	544	(538)	242
Adjustment to prior year tax liabilities	26	413	(224)
Meals and entertainment	227	189	159
Other, net	(105)	90	(300)

Provision for income taxes	$5,273	$6,123	$7,857

At October 1, 2011, the Company had no unrecognized tax benefits that, if recognized, would materially affect the Company’s effective income tax rate in future periods. Management is currently unaware of any issues under review that could result in significant payments, accruals or material deviations from its recognized tax positions. The Company continues to recognize interest and penalties accrued related to unrecognized tax benefits and penalties within its provision for income taxes. The Company had no material interest and penalties accrued at October 1, 2011.

With limited exceptions, the Company is no longer subject to federal income tax examinations for fiscal years prior to 2007. As of October 1, 2011, the Company is subject to income tax examinations for its U.S. federal income taxes for fiscal years 2007 through 2010 and for state and local income taxes for fiscal years 2006 through 2010.

9.    Patronage Dividends

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

•

Southern California Dairy Division:    Patronage earnings attributable to the Southern California Dairy Division are produced from sales of products primarily manufactured at a milk and fruit drink bottling plant located in Los Angeles, California. Patronage dividends for this division are paid solely to Members who purchase dairy and other related products from the Southern California Dairy Division.

•

Pacific Northwest Dairy Division:    Patronage earnings attributable to the Pacific Northwest Dairy Division are produced from sales of dairy products manufactured by third party suppliers located in Oregon. Patronage dividends for this division are paid solely to Members who purchase dairy products from the Pacific Northwest Dairy Division.

•

Cooperative Division:    Patronage earnings attributable to the Cooperative Division are produced from all patronage activities of Unified other than the Southern California and Pacific Northwest Dairy Divisions regardless of geographic location. Patronage dividends for this division are paid based on the qualified patronage purchases of the following types of products: dry grocery, deli, health and beauty care, tobacco, general merchandise, frozen food, ice cream, meat, produce and bakery.

The following table summarizes the patronage dividend earnings of Unified during the past three fiscal years.

(dollars in thousands)
Division	2011	2010	2009
Cooperative	$301	$407	$4,933
Southern California Dairy	10,710	11,974	10,172
Pacific Northwest Dairy	1,420	1,657	1,618

Total	$12,431	$14,038	$16,723

For fiscal 2011 and fiscal 2010, respectively, patronage dividends in the Cooperative Division are to be distributed and were distributed to Members as follows:

•

The total patronage dividend is qualified and distributed in cash. Typically, Members who do not hold Class B Shares with a combined issuance value equal to the Class B Share Requirement must purchase additional Class B Shares from their Required Deposit in an amount sufficient to achieve the requirement (see Note 10, “Capital Shares—Classes of Shares—Class B Shares”). For those Members who otherwise would be required to purchase additional Class B Shares from cash in their deposit fund, the Board waived such requirement for fiscal 2010 only.

For fiscal 2009, patronage dividends in the Cooperative Division were distributed to Members as follows:

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

The financial statements reflect patronage dividends earned by Members as of the fiscal year ended October 1, 2011. The actual distribution of the fiscal 2011 patronage dividend is anticipated to take place in January 2012.

Patronage dividends produced by the dairy divisions are paid quarterly and have historically been paid in cash.

10.    Capital Shares

Member Requirements

Members of Unified are both owners and customers of the Company. A Member must (1) own 350 Class A Shares and a number of Class B Shares based upon the amount of such Member’s average weekly purchases of product from the Company, or as otherwise specified by the Board; (2) be of approved financial standing; (3) be engaged in selling grocery and related products at retail or wholesale; (4) purchase products from the Company in amounts and in a manner that is established by the Board; (5) make application in such form as is prescribed by the Company; and (6) be accepted as a Member by Board action.

Members of Unified are typically required to satisfy a minimum purchase requirement of $1 million in annual purchases from the Company. This requirement may be modified from time to time by the Board, having been most recently changed in April 2008 at the time of the AG Acquisition. Members at the time of this change, or who were shareholders or customers of AG who became Members in connection with the AG Acquisition, remain subject to the earlier requirement of $5,000 per week in purchases from the Company. Exceptions to the minimum purchase requirements may be granted by the Board.

A customer that does not meet the requirements to be a Member, or does not desire to become a Member, may conduct business with the Company as a Non-Member. However, any customer that purchases more than $3 million of product from the Company annually is typically required to be a Member.

Ownership and Exchange of Shares

The Class A and Class B Shares are issued by Unified to its Members, and repurchased by the Company from its Members, a process referred to as the exchange of shares, in accordance with the Company’s share purchase requirements and at a price (the “Exchange Value Per Share”) based on a formula approved by the Board. The Exchange Value Per Share, as currently calculated, is equal to Book Value (as defined below) divided by the number of Class A and Class B Shares outstanding at the end of the fiscal year, excluding shares tendered for redemption.

“Book Value” is computed based on (1) the fiscal year end balance of Class A and Class B Shares, excluding the redemption value of unredeemed shares tendered for redemption, plus (2) retained earnings, excluding non-allocated retained earnings. Prior to February 23, 2010, the Company computed the Exchange Value Per Share of the Class A and Class B Shares as Book Value divided by the number of Class A and Class B Shares outstanding at the end of the fiscal year. For purposes of such earlier calculation, “Book Value” was computed based on the sum of the fiscal year end balances of Class A and Class B Shares, plus retained earnings. At the Company’s annual meeting of shareholders held on February 23, 2010, the shareholders authorized the Board, in its sole discretion, to retain a portion of the Company’s annual earnings from its non-patronage business and not allocate those earnings to the Exchange Value Per Share. Additionally, the Company modified its Exchange Value Per Share computation, effective for fiscal year end 2010, to also exclude from Book Value non-allocated retained earnings (loss) and the redemption value of unredeemed shares tendered for redemption, and to exclude the number of shares tendered for redemption from the outstanding number of Class A and Class B Shares.

Exchange Value Per Share does not necessarily reflect the amount for which the net assets of the Company could be sold or the dollar amount that would be required to replace them. See Part II, Item 5. “MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES” and Part II, Item 6. “SELECTED FINANCIAL DATA” for additional information on the calculation of the Exchange Value Per Share. See “OFFERING OF CLASS A SHARES, CLASS B SHARES AND CLASS E SHARES—Exchange Value Per Share” included in the Company’s Post-Effective Amendment No. 2 to Registration Statement on Form S-1 filed on January 12, 2011 (unaudited), with respect to the Company’s offering of Class A Shares, Class B Shares and Class E Shares for further information.

The Non-Allocated Earnings Program authorizes the Board, in its sole discretion, to retain a portion of the Company’s future annual earnings from its non-patronage business and not allocate those earnings to the Exchange Value Per Share. The Company retained $3.1 million and $3.7 million, respectively, of fiscal 2011 and fiscal 2010 non-patronage earnings under the Non-Allocated Earnings Program. The amount retained is not included in computing the issuance and redemption prices of the Class A Shares or Class B Shares. In addition, the Non-Allocated Earnings Program grants the Board the authority to reallocate the non-allocated earnings back to the Exchange Value Per Share. The Non-Allocated Earnings Program authorizes the Board to establish a category of non-allocated equity, but does not restrict the uses of that non-allocated equity. The Board intends to use the non-allocated equity authorized by the Non-Allocated Earnings Program for the same general purposes as the Board uses the Company’s retained earnings, including support of the growth of its business, other than the payment of the redemption price of Class A and Class B Shares.

The Class C and Class E Shares are exchanged with the Company’s directors and Members, respectively, at a fixed stated value.

Classes of Shares

Class A Shares

The Company’s Bylaws require that each Member own 350 Class A Shares, though in certain instances the Board may accept an affiliate of a Member without such affiliate holding any Class A Shares where the owners of such affiliate are the same, or sufficiently the same, as those of the Member, and the Member already holds the required number of Class A Shares. Holders of Class A Shares are entitled to one vote per share on all matters to be voted upon by the shareholders, and the holders of the Class A Shares are entitled to elect 80% of our authorized number of directors. If a person holding Class A Shares ceases to be a Member, the Class A Shares held by such outgoing Member are subject to redemption. See “—Redemption of Class A, Class B and Class E Shares.”

Such persons or entities who from time to time may be accepted as new Members of Unified will be required to purchase or subscribe for the purchase of the number of Class A Shares in the manner set forth in the preceding paragraph. The price for these shares is the Exchange Value Per Share of the Company’s outstanding shares at the close of the fiscal year end prior to purchase. At October 1, 2011 and October 2, 2010, the Exchange Value Per Share was $312.31 and $304.48, respectively. Any subscription will require a minimum cash down payment with terms to be determined by the Board.

Class B Shares

The Company’s Bylaws require that each Member own such amount of Class B Shares as may be established by the Board. The holders of Class B Shares have the right to elect 20% of the Company’s authorized number of directors. Except as provided above or by California law, the holders of Class B Shares do not have any other voting rights. Any Class B Shares held by an outgoing Member or which are held by a Member in an amount in excess of that required by the Board are subject to redemption. See “—Redemption of Class A, Class B and Class E Shares.”

The Company’s Board currently requires each Member to hold Class B Shares having an issuance value equal to approximately twice the Member’s average weekly purchases from the Cooperative Division, except that as to meat and produce purchases the requirement is approximately one times the Member’s average weekly purchases from the Cooperative Division (the “Class B Share Requirement”). If purchases are not made weekly, the average weekly purchases are based on the number of weeks in which purchases were actually made. For purposes of determining whether a Member holds Class B Shares having an issuance value satisfying the Class B Share Requirement, the issuance value of each Class B Share held by the Member is deemed to be the Exchange Value Per Share in effect at the close of the fiscal year end prior to the issuance of such Class B Share.

One of the ways in which Members may acquire Class B Shares is through the Company’s payment of Cooperative Division patronage dividends at the end of the Company’s fiscal year. If a Member, at the time a patronage dividend is declared, does not satisfy its Class B Share Requirement, the Company may issue Class B Shares to such Member as a portion of the Cooperative Division patronage dividends paid. As Class B Shares are issued as part of a Member’s patronage dividend distribution, the issuance value of such Class B Shares add to the amount of Class B Shares held by such Member for purposes of satisfying the Class B Share Requirement.

The Class B Share Requirement is determined twice a year, at the end of the Company’s second and fourth fiscal quarters, based on a Member’s purchases from the Cooperative Division during the preceding four quarters. If at the end of the Company’s second fiscal quarter, after giving effect to the value of Class B Shares estimated to be issued as part of the next Cooperative Division patronage dividend, a Member does not hold Class B Shares with a combined issuance value equal to the required amount of Class B Shares, the Company will typically require the Member to make a subordinated deposit (a “Required Deposit”) which may, at the Company’s option, be paid over a 26-week period. If at the end of the Company’s fourth fiscal quarter, after accounting for the issuance of Class B Shares as part of the Cooperative Division patronage dividend distribution declared for such fiscal year after the first year as a Member, a Member does not hold Class B Shares with a combined issuance value equal to the required amount of Class B Shares, then additional Class B Shares must be purchased by the Member in an amount sufficient to satisfy the requirement. The additional Class B Shares may be paid for by the Company charging the Member’s deposit fund in an amount equal to the issuance value of the additional Class B Shares or by direct purchase by the Member, which may be paid over a 26-week period. For those Members who otherwise would have been required to purchase additional Class B Shares from cash in their deposit fund at the end of fiscal 2010, the Board waived such requirement only as to fiscal 2010. The Board may increase or otherwise change the Class B Share Requirement at its discretion.

New Members typically must satisfy their Class B Share Requirement in one of two ways: (1) the purchase of Class B Shares at the time of their admission as a Member such that the required amount is held at that time; or (2) the acquisition of Class B Shares over a five-year period commencing at the start of the Company’s first fiscal year after the Member’s admission, at the rate of 20% of the required amount per fiscal year, such that by the start of the Company’s sixth full fiscal year after the Member’s admission, the required amount is held. If a new Member elects to satisfy the Class B Share Requirement through the acquisition of shares over a five-year period, it is typically required to make a Required Deposit with the Company for the full required amount during the five-year build-up of the Class B Share Requirement. The Required Deposit may generally be paid either in full upon acceptance as a Member or 75% upon acceptance and the balance paid over a 26-week period.

Required Deposits for new stores, replacement stores or growth in the sales of existing stores can be paid either in full or with a 50% down payment and the balance paid over a 26-week period.

The Company may make modifications to the requirements as to the timing of the purchase of Class B Shares and the timing and amount of the Required Deposit on a case-by-case basis, based on the particular circumstances of a Member.

A reduced investment option in lieu of the standard Class B Share Requirement (“SBI”) described above is available if certain qualifications are met. A Member may apply for a reduced Class B Share requirement (“RBI”), which requires the Member to pay for its purchases electronically on the statement due date and demonstrate credit worthiness. The purpose of the RBI is to encourage Member growth by offering a reduced requirement if the qualifications are met and to provide a cap on the investment requirement at certain volume levels. The RBI is based on a sliding scale such that additional purchase volume marginally reduces the requirement as a percentage of purchase volume. Members who do not apply for the RBI remain on the SBI. However, once a Member has elected the RBI option, it must notify the Company in writing if it wishes to change its election. Generally, changes can only be made at the time of the second quarter recalculation of the Class B Share Requirement in March.

Class C Shares

Certain of the Company’s directors hold Class C Shares. Each of such directors purchased one Class C Share for its stated value. Class C Shares are non-voting director qualifying shares, with no rights as to dividends or other distributions, and share in liquidation at their stated value of ten dollars per share. There are 24 authorized Class C Shares, of which 15 were outstanding as of October 1, 2011 and October 2, 2010.

Class E Shares

Class E Shares were issued as a portion of the Cooperative Division patronage dividends in fiscal years 2003 through 2009, and may be issued as a portion of the Cooperative Division patronage dividends in future periods, as determined annually at the discretion of the Board. The Class E Shares have a stated value of $100 per share and, unless required by law, are non-voting equity securities. Ordinary dividends on Class E Shares may be declared and may be payable in unique circumstances solely at the discretion of the Board. Class E Shares are transferable only with the consent of the Company, which will normally be withheld except in connection with the transfer of a Member’s business to an existing or new Member for continuation of such business. Class E Shares become eligible for redemption ten years after their date of issuance. Pursuant to the Company’s redemption policy, Class E Shares will not be repurchased for ten years from their date of issuance unless approved by the Board or upon sale or liquidation of the Company. Thereafter, shares may be repurchased by the Company subject to the limitations of California General Corporation Law, credit agreements, the Articles of Incorporation and Bylaws, redemption policy and approval by the Board.

Redemption of Class A, Class B and Class E Shares

Unified’s Articles of Incorporation and Bylaws provide that the Board has the absolute discretion to repurchase, or not repurchase, any Class A, Class B or Class E Shares of any outgoing Member regardless of when the membership terminated, and any Class B Shares in excess of the Class B Share Requirement (“Excess Class B Shares”) held by a current Member, whether or not the shares have been tendered for repurchase and regardless of when the shares were tendered. The Board considers the redemption of eligible Class A Shares at each board meeting. All other shares eligible for redemption are considered by the Board on an annual basis, usually in December. Class E Shares will only be redeemed upon approval of the Board or upon sale or liquidation of the Company. The Class E Shares, when redeemed, will be redeemed at stated value.

Excess Class B Shares may be redeemed at the sole discretion of the Board. If the Member tendering the shares for repurchase is current on all obligations owing to the Company, and no grounds exist for termination of membership, such redemption may be effected by paying cash to the Member or crediting the redemption price to the Member’s account. The redemption price for such shares shall be the same as provided on the termination of membership. If the Member tendering the shares for repurchase is not current on all obligations owing to the Company, and no grounds exist for termination of membership, the Company may redeem such Excess Class B Shares and apply the proceeds against all amounts owing to the Company.

The right to deduct any amounts owing to the Company against the total redemption price for shares is solely at the Company’s option. Shareholders may not offset or recoup any obligations to the Company or otherwise refuse to pay any amounts owed to the Company.

The Company’s redemption policy currently provides that the number of Class B Shares that Unified may redeem in any fiscal year is limited to no more than 5% of the sum of:

•	The number of Class B Shares outstanding at the close of the preceding fiscal year end; and

•	The number of Class B Shares issuable as a part of the patronage dividend distribution for the preceding fiscal year.

Unified’s Board has the absolute discretion to redeem Excess Class B Shares or to redeem Class A, Class B or Class E Shares of any outgoing Member regardless of when the membership terminated or the Class B Shares were tendered. The Board also has the right to elect to redeem Excess Class B Shares or Class E Shares even though such redemption has not been requested and without regard to each year’s five percent limit or any other provision of the redemption policy.

Subject to the Board’s determination and approval to redeem shares, any repurchase of shares will be on the terms and, subject to the limitations and restrictions, if any, set forth in the California General Corporation Law, the Company’s Articles of Incorporation and Bylaws, credit agreements to which the Company is a party, and the Company’s redemption policy, which is subject to change at the sole discretion of the Board.

The following tables summarize the Class A and Class B Shares tendered for redemption, shares converted, shares redeemed, and the remaining number of shares and their aggregated redemption value pending redemption at the fiscal year end of each of the following periods:

(dollars in thousands)
Class A Shares	Tendered	Redeemed	Remaining	Redemption Value at Fiscal year end
Fiscal 2008			3,500	$860
Fiscal 2009	10,850	11,550	2,800	$767
Fiscal 2010	10,500	10,500	2,800	$813
Fiscal 2011	11,200	11,200	2,800	$853

(dollars in thousands)
Class B Shares	Tendered	Converted	Redeemed	Remaining	Redemption Value at Fiscal year end
Fiscal 2008				32,002	$7,217
Fiscal 2009	8,146	—	23,309	16,839	$4,245
Fiscal 2010	54,360	—	17,339	53,860	$15,639
Fiscal 2011	33,391	—	22,305	64,946	$19,463

11.    Benefit Plans

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

In association with the acquisition of AG, the Company assumed the Cash Balance Retirement Plan for Employees of Associated Grocers, Incorporated (“AG Cash Balance Plan”), which was a noncontributory defined benefit pension plan covering eligible employees of Associated Grocers, Incorporated who were not subject to a collective bargaining agreement. Prior to December 31, 2008, benefits under the AG Cash Balance Plan were provided through a trust and also through annuity contracts. Effective as of December 31, 2008 (the “Plan Merger Date”), the AG Cash Balance Plan was merged with and into the Unified Cash Balance Plan. Accordingly, subsequent to the

Plan Merger Date, the terms and conditions governing the participants in the AG Cash Balance Plan are set forth as described in the Company’s Amended and Restated Unified Grocers, Inc. Cash Balance Plan, effective January 1, 2009 (see Exhibit 10.38.6 to the Company’s Quarterly Report on Form 10-Q (unaudited) for the quarterly period ended December 27, 2008, filed on February 10, 2009 for additional information). As to the AG Participants, the terms of the AG Cash Balance Plan that existed prior to the Plan Merger Date were effective through the Plan Merger Date. AG Participants’ periods of service (as defined in the AG Cash Balance Plan) were determined and frozen as of the Plan Merger Date, such that no AG Participant accrued any additional service after such date. Additionally, AG Participants’ accrued benefits under the AG Cash Balance Plan were frozen as of the Plan Merger Date, and no AG Participant accrued additional pay credits or interest (as defined in the AG Cash Balance Plan) after the Plan Merger Date. Effective January 1, 2009, all qualifying employees of the Company not subject to a collective bargaining agreement (including AG Participants) accrue benefits pursuant to the Unified Cash Balance Plan. For comparative and informational purposes herein, as the Plan Merger Date occurred during fiscal year 2009, certain amounts attributable to each of the Unified and AG Cash Balance Plans have been disclosed separately and represent components of the combined Unified Cash Balance Plan for fiscal year end October 3, 2009. In fiscal year 2010, the related trust accounts were also combined and reporting for fiscal year 2010 and subsequent fiscal years is disclosed and displayed on a combined basis.

The Company also sponsors an Executive Salary Protection Plan (“ESPP”) that provides supplemental post-termination retirement income based on each participant’s salary and years of service as an officer of the Company. Depending on when the officer became a participant in the ESPP, final salary is defined as the highest compensation of the last three years preceding employment separation or the average of the highest five years of compensation out of the last ten years preceding employment separation. Funds are held in a rabbi trust for the ESPP consisting primarily of life insurance policies reported at cash surrender value and mutual fund assets consisting of various publicly-traded mutual funds reported at estimated fair value based on quoted market prices. In accordance with ASC Topic 710, “Compensation—General”, the assets and liabilities of a rabbi trust must be accounted for as if they are assets and liabilities of the Company. The assets held in the rabbi trust are not available for general corporate purposes. In addition, all earnings and expenses of the rabbi trust are reported in the Company’s consolidated statement of earnings. The cash surrender value of such life insurance policies aggregated $15.1 million and $15.9 million at October 1, 2011 and October 2, 2010, respectively, and are included in other assets in the Company’s consolidated balance sheets. Mutual funds reported at their estimated fair value of $10.7 million and $11.1 million at October 1, 2011 and October 2, 2010, respectively, are included in other assets in the Company’s consolidated balance sheets. The related accrued benefit cost (representing the Company’s benefit obligation to participants) of $38.5 million and $34.5 million at October 1, 2011 and October 2, 2010, respectively, is recorded in long-term liabilities, other in the Company’s consolidated balance sheets. The rabbi trust is subject to creditor claims in the event of insolvency. The ESPP accrued benefit cost is included in the pension tables below. However, the trust assets are excluded from ESPP plan assets as they do not qualify as plan assets under ASC Topic 715, “Compensation—Retirement Benefits”.

Pension expense for the Unified Cash Balance Plan, AG Cash Balance Plan and ESPP totaled $11.4 million, $11.6 million and $7.1 million for the fiscal years ended October 1, 2011, October 2, 2010 and October 3, 2009, respectively.

The components of net periodic cost for the Unified Cash Balance Plan, AG Cash Balance Plan and ESPP consist of the following (measured at September 30, 2011, 2010 and 2009 for fiscal 2011, 2010 and 2009, respectively):

(dollars in thousands)
	Unified Cash Balance Plan
	Fiscal Years Ended
	October 1, 2011	October 2, 2010	October 3, 2009
Service cost	$5,405	$4,543	$3,174
Interest cost	10,425	10,293	7,791
Expected return on plan assets	(12,402)	(10,989)	(8,279)
Amortization of prior service cost	11	10	7
Actuarial loss	2,913	2,606	—

Net periodic cost	$6,352	$6,463	$2,693

(dollars in thousands)
	AG Cash Balance Plan
	Fiscal Years Ended
	October 1, 2011	October 2, 2010	October 3, 2009
Service cost	$—	$—	$435
Interest cost	—	—	2,426
Expected return on plan assets	—	—	(2,361)
Amortization of prior service cost	—	—	3
Actuarial loss	—	—	67

Net periodic cost	$—	$—	$570

(dollars in thousands)
	ESPP
	Fiscal Years Ended
	October 1, 2011	October 2, 2010	October 3, 2009
Service cost	$2,295	$2,279	$1,770
Interest cost	1,464	1,668	1,506
Amortization of prior service cost	212	241	241
Recognized actuarial loss	1,069	904	316

Net periodic cost	$5,040	$5,092	$3,833

The Company’s fiscal 2011 pension expense includes an approximate $4.2 million charge for the Unified Cash Balance Plan and ESPP plan combined as a result of amortizing prior service costs of $0.2 million and an actuarial loss of $4.0 million from accumulated other comprehensive income into pension expense over the 2011 fiscal year.

The Company’s projected fiscal 2012 pension expense includes an approximate $5.2 million charge for the Unified Cash Balance Plan and ESPP plan combined which are expected to be recognized as a result of amortizing projected prior service costs of $11 thousand and a projected actuarial loss of $5.2 million from accumulated other comprehensive income into pension expense over the 2012 fiscal year.

ASC Topic 715-20 includes a requirement for employers to measure plan assets and benefit obligations as of their fiscal year end statement of financial position effective for fiscal years ended after December 15, 2008. Accordingly, the Company adopted this requirement effective for the fiscal year ended October 3, 2009. As a result, the information presented in the following tables was measured as of September 30, 2011, 2010 and 2009 for fiscal 2011, 2010 and 2009, respectively. Pursuant to the adoption criteria of ASC Topic 715-20, the Company recorded a total charge of $1.5 million (net of income taxes of $0.9 million) to beginning retained earnings on its consolidated October 3, 2009 year-end statement of financial position. This charge included $0.4 million, $0.6 million and $0.5 million (each net of income taxes) for the Unified Cash Balance Plan, ESPP and postretirement benefit plans, respectively. The AG Cash Balance Plan was previously measured at September 27, 2008 and was not subject to the measurement date change adjustment.

The combined accumulated plan benefit obligation for the Unified Cash Balance Plan and ESPP is $251.1 million and $237.1 million for fiscal 2011 and 2010, respectively.

The following table sets forth the change in benefit obligation for the Unified Cash Balance Plan and ESPP (measured at September 30, 2011 and 2010 for fiscal 2011 and 2010, respectively):

(dollars in thousands)
	Unified Cash Balance Plan		ESPP
	October 1, 2011	October 2, 2010	October 1, 2011	October 2, 2010
Benefit obligation at beginning of year	$202,618	$138,677	$34,540	$29,184
Transfer of benefit obligation from AG Cash Balance Plan	—	43,746	—	—
Service cost	5,405	4,543	2,295	2,279
Interest cost	10,425	10,293	1,464	1,668
Actuarial loss/(gain)	939	11,669	940	1,770
Benefits paid	(6,811)	(6,310)	(709)	(361)

Benefit obligation at end of year	$212,576	$202,618	$38,530	$34,540

The following table sets forth the change in plan assets for the Unified Cash Balance Plan and ESPP (measured at September 30, 2011 and 2010 for fiscal 2011 and 2010, respectively):

(dollars in thousands)
	Unified Cash Balance Plan		ESPP
	October 1, 2011	October 2, 2010	October 1, 2011	October 2, 2010
Fair value of plan assets at beginning of year	$145,304	$102,508	$—	$—
Transfer of plan assets from AG Cash Balance Plan	—	27,089	—	—
Actual return on plan assets	(4,183)	15,627	—	—
Employer contribution	12,858	6,390	709	361
Benefits paid	(6,811)	(6,310)	(709)	(361)

Fair value of plan assets at end of year	$147,168	$145,304	$—	$—

The accrued pension and other benefit costs recognized for the Unified Cash Balance Plan and ESPP in the consolidated balance sheets are computed as follows:

(dollars in thousands)
	Unified Cash Balance Plan		ESPP
	October 1, 2011	October 2, 2010	October 1, 2011	October 2, 2010
Funded status at September 30, 2011 and 2010, respectively (under-funded)	$(65,408)	$(57,314)	$(38,530)	$(34,540)

Net amount recognized	$(65,408)	$(57,314)	$(38,530)	$(34,540)

The following table sets forth the amounts recognized in the consolidated balance sheets for the Unified Cash Balance Plan and ESPP (measured at September 30, 2011 and 2010 for fiscal 2011 and 2010, respectively):

(dollars in thousands)
	Unified Cash Balance Plan		ESPP
	October 1, 2011	October 2, 2010	October 1, 2011	October 2, 2010
Accrued benefit cost	$(606)	$(7,112)	$(30,660)	$(26,329)
Accumulated other comprehensive loss	(64,802)	(50,202)	(7,870)	(8,211)

Net amount recognized	$(65,408)	$(57,314)	$(38,530)	$(34,540)

Total net accrued benefit costs of $103.9 million and $91.8 million at October 1, 2011 and October 2, 2010, respectively, are included in the consolidated balance sheets as follows: $103.2 million and $91.6 million are included in long-term liabilities, other and $0.7 million and $0.2 million are included in accrued liabilities at October 1, 2011 and October 2, 2010, respectively.

Pursuant to ASC Topic 715-20, the following tables reconcile the change in net periodic benefit cost, plan assets, benefit obligation and accumulated other comprehensive (income) loss (and components thereof) for the Unified Cash Balance Plan:

(dollars in thousands)
Unified Cash Balance Plan						Accumulated Other Comprehensive Income Components
October 1, 2011	Annual Cost	Fiscal 2009 ASC 715-20 Measurement Date Adjustments to Retained Earnings	Plan Assets	Benefit Obligation	Accumulated Other Comprehensive (Income)/Loss	Deferred Plan Amendment (Unrecognized Prior Service Cost)	Deferred Actuarial (Gains)/ Losses
Beginning balance		$673	$145,304	$(202,618)	$50,202	$76	$50,126
Service cost	$5,405	—	—	(5,405)	—	—	—
Interest cost	10,425	—	—	(10,425)	—	—	—
Actual return loss/(gain)	4,183	—	(4,183)	—	—	—	—

Basic annual cost	20,013	—	—	—	—	—	—
Contributions	—	—	12,858	—	—	—	—
Benefits paid	—	—	(6,811)	6,811	—	—	—
Deferrals
Unexpected return adjustment	(16,585)	—	—	—	16,585	—	16,585
Unrecognized actuarial loss	—	—	—	(939)	939	—	939
Amortization
Prior service cost	11	—	—	—	(11)	(11)	—
Unrecognized actuarial loss/(gain)	2,913	—	—	—	(2,913)	—	(2,913)

Ending balance	$6,352	$673	$147,168	$(212,576)	$64,802	$65	$64,737

Pursuant to ASC Topic 715-20, the following tables reconcile the change in net periodic benefit cost, plan assets, benefit obligation and accumulated other comprehensive (income) loss (and components thereof) for the ESPP:

(dollars in thousands)
ESPP Plan						Accumulated Other Comprehensive Income Components
October 1, 2011	Annual Cost	Fiscal 2009 ASC 715-20 Measurement Date Adjustments to Retained Earnings	Plan Assets	Benefit Obligation	Accumulated Other Comprehensive (Income)/Loss	Deferred Prior Service Cost	Deferred Actuarial (Gains)/ Losses
Beginning balance		$958	$—	$(34,540)	$8,211	$212	$7,999
Service cost	$2,295	—	—	(2,295)	—	—	—
Interest cost	1,464	—	—	(1,464)	—	—	—

Basic annual cost	3,759	—	—	—	—	—	—
Contributions	—	—	709	—	—	—	—
Benefits paid	—	—	(709)	709	—	—	—
Deferrals
Unrecognized actuarial loss	—	—	—	(940)	940	—	940
Amortization
Prior service cost	212	—	—	—	(212)	(212)	—
Unrecognized actuarial loss/(gain)	1,069	—	—	—	(1,069)	—	(1,069)

Ending balance	$5,040	$958	$—	$(38,530)	$7,870	$—	$7,870

The weighted-average assumptions used in computing the preceding information for the Unified Cash Balance Plan and the ESPP as of September 30, 2011, 2010 and 2009 (the annual plan measurement dates) and for the AG Cash Balance Plan as of September 30, 2009 (the annual plan measurement dates) were as follows:

Unified Cash Balance Plan	2011	2010	2009
Benefit obligations:
Discount rate for benefit obligation	5.25%	5.25%	5.75%
Rate of compensation increase	3.00%	3.00%	3.50%
Net periodic cost:
Discount rate for net periodic benefit cost	5.25%	5.75%	7.00%
Expected long-term return on plan assets	8.50%	8.50%	8.50%
Rate of compensation increase	3.00%	3.50%	4.75%

ESPP	2011	2010	2009
Benefit obligations:
Discount rate for benefit obligation	4.50%	4.25%	5.75%
Rate of compensation increase	2.25%	2.00%	3.50%
Net periodic cost:
Discount rate for net periodic benefit cost	4.25%	5.75%	7.00%
Expected long-term return on plan assets	N/A	N/A	N/A
Rate of compensation increase	2.00%	3.50%	4.75%

AG Cash Balance Plan	2011	2010	2009
Benefit obligations:
Discount rate for benefit obligation	N/A	N/A	5.75%
Rate of compensation increase	N/A	N/A	3.50%
Net periodic cost:
Discount rate for net periodic benefit cost	N/A	N/A	7.50%
Expected long-term return on plan assets	N/A	N/A	8.50%
Rate of compensation increase	N/A	N/A	4.75%

The Company’s fiscal 2011 and fiscal 2010 pension expense was calculated based upon a number of actuarial assumptions, including an expected long-term rate of return on plan assets of 8.50%. In developing the long-term rate of return assumption, the Company evaluated historical asset class returns based on broad equity and bond indices. The expected long-term rate of return on plan assets assumes an asset allocation of approximately 65% equity, 27.5% fixed income financial instruments and 7.5% alternative investments. The Company regularly reviews with its third party advisors the asset allocation and periodically rebalances the investment mix to achieve certain investment goals when considered appropriate (see further discussion and related table under “Plan Assets” below). Actuarial assumptions, including the expected rate of return, are reviewed at least annually, and are adjusted as necessary. Lowering the expected long-term rate of return on the Company’s plan assets (for the Unified Cash Balance Plan in fiscal 2011 and fiscal 2010) by 0.50% (from 8.50% to 8.00%) would have increased its pension expense for fiscal 2011 and fiscal 2010 by approximately $0.7 million and $0.6 million, respectively.

The discount rate that was utilized for determining the Company’s fiscal 2011 pension obligation and projected fiscal 2012 net periodic benefit cost for the Unified Cash Balance Plan and the ESPP was selected to reflect the rates of return currently available on high quality fixed income securities whose cash flows (via coupons and maturities) match the timing and amount of future benefit payments of the plan. Bond information was provided by a recognized rating agency for all high quality bonds receiving one of the two highest ratings. As a result of this modeling process, the discount rate was 5.25% for the Unified Cash Balance Plan at both September 30, 2011 and September 30, 2010, and was increased from 4.25% for the ESPP at September 30, 2010 to 4.50% at September 30, 2011.

Plan Assets

The Company’s Unified Cash Balance Plan weighted-average asset allocation at October 1, 2011 and October 2, 2010, by asset category is as follows:

(dollars in thousands)
	October 1, 2011	October 2, 2010
Asset Category:
Equity securities	$84,963	$95,182
Debt securities (mutual funds comprised of investment grade bonds)	38,693	34,334
Alternative investments	20,471	13,596
Other	3,041	2,192

Total	$147,168	$145,304

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

The credit and liquidity crisis in the United States and throughout the global financial system triggered substantial volatility in the world financial markets and banking system. As a result, the investment portfolios of the Unified Cash Balance Plan incurred a significant decline in fair value during fiscal 2008. While the value of the investment portfolios stabilized during fiscal 2009 and increased in fiscal 2010, they declined in fair value during fiscal 2011. The values of the plan’s individual investments have and will fluctuate in response to changing market conditions; accordingly, the amount of gains or losses that will be recognized in subsequent periods, if any, cannot be determined.

The value of each plan’s investments has a direct impact on its funded status. The actual impact, if any, and future required contributions cannot be determined at this time.

The Unified Cash Balance Plan’s investments are recorded at fair value in accordance with ASC Topic 820. See Note 1, “Basis of Presentation and Summary of Significant Accounting Policies” and Note 16, “Fair Value of Financial Instruments” for further discussion of ASC Topic 820.

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

The Unified Cash Balance Plan’s alternative investments, which include limited partnership funds and closely held investments, are valued at their estimated fair value. Estimated fair value is based on the Unified Cash Balance Plan’s pro-rata share of the investment’s net asset value as reported by the investee. The investee’s strategies include maximization of returns for investors through investment in public and non-public securities with a goal of identifying mis-priced and value-priced securities.

The Unified Cash Balance Plan’s unfunded commitments to two of its closely held investments as of October 1, 2011 were $1.0 million (total commitment is $2.5 million through March 2013) and $1.9 million (total commitment is $2.0 million through June 2015). While shares in these investments are not redeemable, the plan sponsor expects to recover the Unified Cash Balance Plan’s investments through investee distributions as the investees liquidate the underlying assets. The terms of these closely held investments mature March 31, 2019 and June 30, 2024, unless they are dissolved sooner.

The Unified Cash Balance Plan may redeem shares in its other closely held investments by submitting a request, generally 30 to 90 days prior to a period-end. There are no unfunded commitments for the other closely held investments.

In accordance with ASC Topic 820, the following table represents the Unified Cash Balance Plan’s financial instruments recorded at fair value and the hierarchy of those assets as of October 1, 2011:

(dollars in thousands)
	Level 1	Level 2	Level 3	Total
Equities (including mutual funds):
Investment grade bonds	$38,693	$—	$—	$38,693
Growth – foreign	19,600	—	—	19,600
Growth – large cap	10,020	—	—	10,020
Communication & technology	11,413	—	—	11,413
Retail & industrial goods	11,636	—	—	11,636
Financial & insurance	7,304	—	—	7,304
Emerging markets	7,197	—	—	7,197
Utilities, energy & extractive industries	6,553	—	—	6,553
Medical & pharmaceutical	7,069	—	—	7,069
Other	4,171	—	—	4,171

Total equities	123,656	—	—	123,656

Cash equivalents	3,041	—	—	3,041
Alternative investments	—	—	20,471	20,471

Total	$126,697	$—	$20,471	$147,168

The table below sets forth a summary of changes in the fair value of the Unified Cash Balance Plan’s level 3 assets for the year ended October 1, 2011:

(dollars in thousands)
Total Alternative Investments
Estimated fair value, beginning of year	$13,596
Purchases	8,495
Net investment loss	(121)
Distributions	(1,499)

Estimated fair value, end of year	$20,471

Contributions

Contributions to the Unified Cash Balance Plan are made in amounts that are at least sufficient to meet the minimum funding requirements of applicable laws and regulations, but no more than amounts deductible for federal income tax purposes. During fiscal 2011, the Company made contributions to the Unified Cash Balance Plan totaling $12.9 million, comprised of $5.1 million and $7.8 million for the 2011 plan year and 2010 plan year, respectively. In addition, the Company also contributed $0.7 million in fiscal 2011 to the ESPP to fund benefit payments to participants. At this time, the Company expects to make estimated minimum contributions to the Unified Cash Balance Plan totaling $12.9 million in fiscal 2012, comprised of $5.8 million for the 2012 plan year and $7.1 million for the 2011 plan year. Additional contributions, if any, for the 2011 plan year will be due by September 15, 2012, while contributions for the 2012 plan year will be due by September 15, 2013. In addition, the Company expects to contribute $0.7 million to the ESPP to fund projected benefit payments to participants in fiscal 2012.

The Company also made contributions of $14.9 million, $15.0 million and $14.8 million for the fiscal years ended October 1, 2011, October 2, 2010 and October 3, 2009, respectively, to collectively bargained, multi-employer defined benefit pension plans in accordance with the provisions of negotiated labor contracts. Information from the plans’ administrators is not available to permit the Company to determine its proportionate share of termination liability, if any.

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

The Company contributed approximately $5.2 million, $5.3 million and $5.0 million related to its SSP in the fiscal years ended October 1, 2011, October 2, 2010 and October 3, 2009, respectively.

The Company has a nonqualified Deferred Compensation Plan (“DCP”), which allows eligible employees to defer and contribute to an account a percentage of compensation on a pre-tax basis, as defined in the plan, in excess of amounts contributed to the SSP pursuant to IRS limitations, the value of which is measured by the fair value of the underlying investments. The Company informally funds its deferred compensation liability with assets held in a rabbi trust consisting primarily of life insurance policies reported at cash surrender value. The assets held in the rabbi trust are not available for general corporate purposes. Participants can direct the investment of their deferred compensation plan accounts in several investment funds as permitted by the DCP. Gains or losses on investments are fully allocable to the plan participants. The cash surrender value of life insurance policies is included in other assets in the Company’s consolidated balance sheets because they remain assets of the Company until paid out to the participants. The cash surrender value of the life insurance policies was $12.2 million and $11.4 million at October 1, 2011 and October 2, 2010, respectively. The liability to participants ($12.4 million and $11.7 million at October 1, 2011 and October 2, 2010, respectively) is included in long-term liabilities, other in the Company’s consolidated balance sheets. The rabbi trust is subject to creditor claims in the event of insolvency.

The Company has an Employee Savings Plan, which is a defined contribution plan, adopted pursuant to Section 401(k) of the Internal Revenue Code for substantially all of its union employees. The Company does not match any employee deferrals into the plan, and therefore, there is no related vesting schedule. No expense was incurred in the periods presented.

Estimated Future Benefit Payments

The following benefit payments, which reflect expected future service, as appropriate, are expected to be paid in fiscal years:

(dollars in thousands)
	Unified Cash Balance Plan	ESPP
2012	$8,866	$712
2013	9,511	1,587
2014	10,207	2,037
2015	10,923	3,489
2016	11,729	4,144
2017 – 2021	70,062	24,368

Total	$121,298	$36,337

12.    Postretirement Benefit Plans Other Than Pensions

The Company sponsors postretirement benefit plans that provide certain medical coverage to retired non-union employees and provide unused sick leave benefits for certain eligible union and non-union employees. Retired non-union employees currently are eligible for a plan providing medical benefits, while officers who are at least 55 years of age and have seven years of service with the Company as an officer will be eligible to participate in the Officer Retirement Medical Plan, which includes the Company’s Executive Medical Reimbursement Plan, following termination of employment. A certain group of retired non-union employees currently participate in a plan providing life insurance benefits for which active non-union employees are no longer eligible. Additionally, certain eligible union and non-union employees have separate plans providing a lump-sum payout for unused days in the sick leave bank. The postretirement medical plan is contributory for non-union employees retiring after January 1, 1990, with the retiree contributions adjusted annually. The life insurance plan and the sick leave payout plans are noncontributory. A group of retired non-union employees in Oregon participate in a postretirement benefit plan providing medical, dental, and vision care benefits. The Company also provides for the cost of life insurance on behalf of current and qualifying former officers of the Company through a split-dollar Executive Insurance Plan arrangement (see additional discussion herein). The plans are not funded.

The components of net periodic benefit cost consist of the following (for all postretirement benefit plans described above):

(dollars in thousands)	Fiscal Years Ended
	October 1, 2011	October 2, 2010	October 3, 2009
Service cost	$2,073	$1,732	$1,484
Interest cost	2,943	2,636	2,820
Recognized actuarial loss (gain)	141	(270)	(462)
Amortization of prior service cost	(472)	(472)	(472)
Benefit cost recognition in excess of APBO/AOCI previously recorded	4,553	—	—

Net periodic benefit cost	$9,238	$3,626	$3,370

The change in the benefit obligations consists of the following:

(dollars in thousands)
	October 1, 2011	October 2, 2010
Benefit obligation at beginning of year	$50,395	$47,259
Service cost	2,073	1,732
Interest cost	2,943	2,636
Plan amendments	(1,749)	—
APBO recognition in excess of benefit obligation	6,472	—
Actuarial (gain) loss	(6,033)	1,017
Benefits paid	(2,187)	(2,249)

Benefit obligation at end of year	$51,914	$50,395

The change in the plan assets during the year is:

(dollars in thousands)
	October 1, 2011	October 2, 2010
Fair value of plan assets at beginning of year	$—	$—
Employer contribution	2,187	2,249
Benefits paid	(2,187)	(2,249)

Fair value of plan assets at end of year	$—	$—

The funded status of the plans is:

(dollars in thousands)
	October 1, 2011	October 2, 2010
Funded status at September 30, 2011 and 2010 (under-funded)	$(51,914)	$(50,395)

Net amount recognized	$(51,914)	$(50,395)

Total accrued benefit costs of $51.9 million and $50.4 million at October 1, 2011 and October 2, 2010, respectively, are included in the consolidated balance sheets as follows: $48.4 million and $47.0 million are included in long-term liabilities, other and $3.5 million and $3.4 million are included in accrued liabilities at October 1, 2011 and October 2, 2010, respectively.

Pursuant to ASC Topic 715-20, the following tables reconcile the change in net periodic benefit cost, plan assets, benefit obligation and accumulated other comprehensive (income) loss (and components thereof) for the Company’s postretirement benefit plans:

(dollars in thousands)
Postretirement Benefit Plans						Accumulated Other Comprehensive Income Components
October 1, 2011	Annual Cost	Retained Earnings	Plan Assets	Benefit Obligation	Accumulated Other Comprehensive (Income)/Loss	Deferred Prior Service Cost	Deferred Actuarial (Gains)/ Losses
Beginning balance	—	$3,260	$—	$(50,395)	$(9,566)	$(3,889)	$(5,677)
Service cost	$2,073	—	—	(2,073)	—	—	—
Interest cost	2,943	—	—	(2,943)	—	—	—

Basic annual cost	5,016		—	—	—	—	—
Contributions	—	—	2,187	—	—	—	—
Benefits paid	—	—	(2,187)	2,187	—	—	—
APBO recognition in excess of benefit obligation/AOCI previously recorded	4,553	—	—	(6,472)	1,919	—	1,919
Deferrals
Plan amendments	—	—	—	1,749	(1,749)	(1,749)	—
Unrecognized actuarial loss/(gain)	—	—	—	6,033	(6,033)	—	(6,033)
Amortization
Prior service cost	(472)	—	—	—	472	472	—
Recognized actuarial loss/(gain)	141	—	—	—	(141)	—	(141)

Ending balance	$9,238	$3,260	$—	$(51,914)	$(15,098)	$(5,166)	$(9,932)

The Company’s fiscal 2011 postretirement expense includes an approximate $0.3 million credit for its postretirement benefit plans as a result of amortizing prior service cost credits of $0.5 million and actuarial losses of $0.2 million from accumulated other comprehensive income into postretirement expense over the 2011 fiscal year.

The Company’s projected fiscal 2012 postretirement expense includes an approximate $1.3 million credit for its postretirement benefit plans which is expected to be recognized as a result of amortizing projected prior service cost credits of $1.0 million and a projected actuarial gain of $0.3 million from accumulated other comprehensive income into postretirement expense over the 2012 fiscal year.

Benefit payments, including those amounts to be paid out of corporate assets and reflecting future expected service as appropriate, are expected to be paid in fiscal years:

(dollars in thousands)
Postretirement Benefit Plans
2012	$3,524
2013	3,625
2014	3,701
2015	3,779
2016	3,860
2017 – 2021	20,109

Total	$38,598

The weighted-average assumptions as of September 30, 2011, 2010 and 2009 are as follows:

	Postretirement Benefit Plans
	2011	2010	2009
Benefit obligations:
Discount rate for benefit obligation	5.00%	5.25%	5.75%
Rate of compensation increase	2.75%	3.00%	3.50%
Net periodic benefit cost:
Discount rate for net periodic benefit cost	5.25%	5.75%	7.00%
Rate of compensation increase	3.00%	3.50%	4.75%

For measurement purposes, the following table sets forth the assumed health care trend rates:

	October 1, 2011	October 2, 2010
Health care cost trend rate assumed for 2012 and 2011 (a)	8.00%	8.00%
Rate to which the cost trend rate is assumed to decline (the ultimate trend rate) (b)	5.00%	5.00%
Year that the rate reaches the ultimate trend rate	2018	2018

(a)	The annual rate of increase in the per capita cost of covered health care benefits.
(b)	For the years ended October 1, 2011 and October 2, 2010, the health care trend rate is assumed to remain at 8.00% for fiscal 2010 through fiscal 2012 and then decrease annually by 0.5% until reaching the ultimate trend rate of 5% in fiscal 2018. The year in which the health care trend rate is expected to reach the ultimate trend rate (fiscal 2018) and the rate at which the trend rate is assumed to decline (0.5% per year) reflect considerations of when health care costs are expected to stabilize and aligns the date of achieving the ultimate trend (fiscal 2018) with the implied cost containment time frame currently prevalent in Health Care Reform legislation.

Assumed health care cost trend rates have a significant effect on the amounts reported for the health care plans. A one-percentage-point change in assumed health care cost trend rates would have the following effects as of October 1, 2011:

(dollars in thousands)
	1-Percentage-Point Increase	1-Percentage-Point Decrease
Effect on total of service and interest cost	$358	$(270)

Effect on accumulated postretirement benefit obligation	$1,754	$(1,441)

The Company’s union employees participate in a multi-employer plan that provides health care benefits for retired union employees. Amounts contributed to the multi-employer plan for these union employees totaled $5.2 million, $5.3 million in fiscal 2010 and $4.7 million in fiscal 2009. Information from the plans’ administrators is not available to permit the Company to determine its proportionate share of termination liability, if any.

ASC Topic 715-60 “Compensation—Retirement Benefits—Defined Benefit Plans—Other Postretirement” (“ASC Topic 715-60”) requires deferred compensation or postretirement benefit aspects of an endorsement-type split-dollar life insurance arrangement to be recognized as a liability by the employer and states the obligation is not effectively settled by the purchase of a life insurance policy. The liability for future benefits should be recognized based on the substantive agreement with the employee, which may be either to provide a future death benefit or to pay for the future cost of life insurance. The Company adopted new provisions of ASC Topic 715-60 in its first fiscal quarter of fiscal 2009. Pursuant to the adoption guidance of ASC Topic 715-60, the Company recorded a liability for the future cost of life insurance provided on behalf of current and qualifying former officers of the Company and recognized, as a change in accounting principle, a cumulative effect adjustment charge of $3.3 million to beginning retained earnings in its consolidated statement of financial position as of the beginning of fiscal year 2009. As a result of changes to the initial actuarial estimates, during the second quarter of fiscal 2009, the Company reduced the initial liability $0.8 million and recognized a corresponding credit in its consolidated statement of earnings. Additionally, the Company recorded service and interest cost accretion to the liability of $0.5 million for fiscal 2010 and $0.4 million for fiscal 2011.

During fiscal year 2010, comprehensive health care reform legislation under the Patient Protection and Affordable Care Act (HR 3590) and the Health Care Education and Affordability Reconciliation Act (HR 4872) (collectively, the “Acts”) was passed and signed into law. The Acts contain provisions that could impact the Company’s accounting for retiree medical benefits in future periods. However, the extent of that impact, if any, cannot be determined until regulations are promulgated under the Acts and additional interpretations of the Acts become available. Elements of the Acts, the impact of which are currently not determinable, include the elimination of lifetime limits on retiree medical coverage and reduction of the existing insurance coverage gap for prescription drug benefits that are actuarially equivalent to benefits available to retirees under the Medicare Prescription Drug Improvement and Modernization Act of 2003 (the “Prescription Drug Act”). The Prescription Drug Act provided for a federal subsidy to plan sponsors who provide a prescription drug benefit that is at least actuarially equivalent to Medicare Part D. Included among the major provisions of the Acts is the elimination of the tax deduction for expenses reimbursed through the federal subsidy. The Company sponsors prescription drug benefits to retirees through a third-party insured waiver program; therefore, the Company does not receive a subsidy under Medicare Part D, and does not have any related deferred tax assets. As such, the change mandated under this portion of the Acts did not directly impact the Company in fiscal 2010 and is not expected to impact the Company in future periods. The Company will continue to assess the accounting implications of the Acts as related regulations and interpretations of the Acts become available. In addition, the Company may consider plan amendments in future periods that may have accounting implications.

13.    Contingencies

The Company is party to various litigation, claims and disputes, some of which are for substantial amounts, arising in the ordinary course of business. While the ultimate effect of such actions cannot be predicted with certainty, the Company believes the outcome of these matters will not result in a material adverse effect on its financial condition or results of operations.

14.    Segment Reporting

Management identifies segments based on the information monitored by the Company’s chief operating decision makers to manage the business and, accordingly, has the following two reportable segments:

•

The Wholesale Distribution segment includes the results of operations from the sale of groceries and general merchandise products to both Member and Non-Members, including a broad range of branded and corporate brand products in nearly all the categories found in a typical supermarket, including dry grocery, frozen food, deli, meat, dairy, eggs, produce, bakery, ethnic, gourmet, specialty foods, natural & organic products, general merchandise and health and beauty care products. Support services (other than insurance and financing), including promotional planning, retail technology, equipment purchasing services and real estate services, are reported in our Wholesale Distribution segment. As of October 1, 2011, the Wholesale Distribution segment represents approximately 99% of the Company’s total net sales and 86% of total assets.

Non-perishable products consist primarily of dry grocery, frozen food, deli, ethnic, gourmet, specialty foods, natural & organic products, general merchandise and health and beauty care products. They also include (1) retail support services and (2) products and shipping services provided to Non-Member customers through Unified International, Inc. Perishable products consist primarily of service deli, service bakery, meat, eggs, produce, bakery, and dairy. Net sales within the Wholesale Distribution segment include $2.7 billion, $2.8 billion and $2.9 billion, or 70%, 71% and 72% of total Wholesale Distribution segment net sales for fiscal years ended October 1, 2011, October 2, 2010 and October 3, 2009, respectively, attributable to sales of non-perishable products, and $1.1 billion, $1.1 billion and $1.1 billion, or 29%, 28% and 27% of total Wholesale Distribution segment net sales for the fiscal years ended October 1, 2011, October 2, 2010 and October 3, 2009, respectively, attributable to sales of perishable products. Wholesale Distribution segment net sales also include revenues attributable to the Company’s retail support services, which comprise less than 1% of total Wholesale Distribution segment net sales, for each of the foregoing respective periods.

•

The Insurance segment includes the results of operations for the Company’s three insurance subsidiaries (Unified Grocers Insurance Services, Springfield Insurance Company and Springfield Insurance Company,

Limited). These subsidiaries provide insurance and insurance-related products, including workers’ compensation and liability insurance policies, to both the Company and its Member and Non-Member customers. Unified Grocers Insurance Services is an insurance agency that places business with insurance carriers, both non-affiliated and Springfield Insurance Company. Springfield Insurance Company, Limited is a captive re-insurer for Springfield Insurance Company. Unified Grocers Insurance Services is a licensed insurance agency in Alaska, Arizona, California, Idaho, New Mexico, Nevada, Oregon, Texas, Washington and Utah. Springfield Insurance Company is a licensed insurance carrier in Arizona, California, Colorado, Idaho, Montana, New Mexico, Nevada, Oregon, Texas, Washington, Wyoming and Utah. Springfield Insurance Company, Limited is a licensed insurance carrier in the Commonwealth of Bermuda. As of October 1, 2011, the Company’s Insurance segment collectively accounts for approximately 1% of the Company’s total net sales and 12% of total assets.

The “All Other” category includes the results of operations for the Company’s other support businesses, including its wholly-owned finance subsidiary, whose services are provided to a common customer base, none of which individually meets the quantitative thresholds of a reportable segment. As of October 1, 2011, the “All Other” category collectively accounts for less than 1% of the Company’s total net sales and 2% of total assets.

Information about the Company’s operating segments is as follows:

(dollars in thousands)
	Fiscal Years Ended
	October 1, 2011	October 2, 2010	October 3, 2009
Net sales
Wholesale distribution	$3,832,477	$3,904,102	$4,035,859
Insurance	27,280	29,794	27,247
All other	1,034	974	1,097
Intersegment elimination	(13,016)	(13,811)	(13,525)

Total net sales	$3,847,775	$3,921,059	$4,050,678

Operating income
Wholesale distribution	$32,587	$38,122	$45,957
Insurance	4,791	4,617	5,094
All other	55	(89)	(33)

Total operating income	37,433	42,650	51,018

Interest expense	(12,342)	(11,511)	(11,683)
Patronage dividends	(12,431)	(14,038)	(16,723)
Income taxes	(5,273)	(6,123)	(7,857)

Net earnings	$7,387	$10,978	$14,755

Depreciation and amortization
Wholesale distribution	$22,847	$25,271	$24,633
Insurance	332	167	13
All other	60	6	6

Total depreciation and amortization	$23,239	$25,444	$24,652

Capital expenditures
Wholesale distribution	$8,865	$6,976	$12,032
Insurance	75	797	8
All other	—	—	—

Total capital expenditures	$8,940	$7,773	$12,040

Identifiable assets at respective year end date
Wholesale distribution	$791,554	$796,738	$790,228
Insurance	106,272	109,161	106,036
All other	25,852	21,789	19,289

Total identifiable assets at respective fiscal year end date	$923,678	$927,688	$915,553

15.    Concentration of Credit Risk

Financial instruments which potentially expose the Company to concentrations of credit risk consist primarily of trade receivables, notes receivable, and lease guarantees for certain Members. These concentrations of credit risk may be affected by changes in economic or other conditions affecting the western United States, particularly Arizona, California, Nevada, Oregon and Washington. However, management believes that receivables are well diversified, and the allowances for doubtful accounts are sufficient to absorb estimated losses. Obligations of Members to the Company, including lease guarantees, are generally supported by the Company’s right of offset, upon default, against the Members’ cash deposits and shareholdings, as well as personal guarantees and reimbursement and indemnification agreements.

The Company’s largest customer, Smart & Final, Inc., accounted for 12%, 11% and 11% of total net sales for the fiscal years ended October 1, 2011, October 2, 2010 and October 3, 2009, respectively. The Company’s ten largest customers (including Smart & Final, Inc.) combined accounted for 45%, 44% and 43% of total net sales for the fiscal years ended October 1, 2011, October 2, 2010 and October 3, 2009, respectively.

The Company’s ten customers with the largest accounts receivable balances accounted for approximately 37%, 41% and 35% of total accounts receivable at October 1, 2011, October 2, 2010 and October 3, 2009, respectively.

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

In accordance with ASC Topic 820, the following table represents the Company’s financial instruments recorded at fair value and the hierarchy of those assets as of October 1, 2011:

(dollars in thousands)
	Level 1	Level 2	Level 3	Total
Money market funds	$1,604	$—	$—	$1,604
Common equity securities	8,657	—	—	8,657
Mutual funds	10,683	—	—	10,683
Corporate securities	—	25,440	—	25,440
Government securities	10,637	29,456	—	40,093
Municipal securities	—	907	—	907

Total	$31,581	$55,803	$—	$87,384

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

Money market funds are valued based on quoted prices in active markets (Level 1 inputs) and are included in cash and cash equivalents in the Company’s consolidated balance sheets. Common equity securities and mutual funds are valued based on information received from a third party. These assets are valued based on quoted prices in active markets (Level 1 inputs). At October 1, 2011, $8.6 million of common equity securities are included in investments and $10.7 million of mutual funds are included in other assets in the Company’s consolidated balance sheets. Corporate securities, consisting of high quality investment grade corporate bonds, and government and municipal securities, consisting of U.S. government and agency obligations, U.S. government treasury securities and U.S. state and municipal bonds, are held by two of our insurance subsidiaries to fund loss reserves. These assets are valued based on information received from a third party pricing service. For assets traded in active markets, the assets are valued at quoted bond market prices (Level 1 inputs). For assets traded in inactive markets, the service’s pricing methodology uses observable inputs (such as bid/ask quotes) for identical or similar assets. Assets considered to be similar will have similar characteristics, such as: duration, volatility, prepayment speed, interest rates, yield curves, and/or risk profile and other market corroborated inputs (Level 2 inputs). The Company determines the classification of financial asset groups within the fair value hierarchy based on the lowest level of input into each group’s asset valuation. The financial instruments included in the preceding table, other than money market funds, common equity securities and mutual funds discussed above, are included in investments in the Company’s consolidated balance sheets at October 1, 2011.

The Company did not have any transfers into and out of Levels 1 and 2 during fiscal 2011. Since the Company does not own any Level 3 financial instruments, the adoption of the requirement, pursuant to Accounting Standards Update No. 2010-06, “Improving Disclosures About Fair Value Measurements,” to separate disclosures on a gross basis about purchases, sales, issuances, and settlements relating to Level 3 measurements (adoption not required until the Company’s fiscal year end 2012) is not expected to have an impact on the Company’s consolidated financial statements.

Notes payable.    The fair values of borrowings under the Company’s revolving credit facility are estimated to approximate their carrying amounts due to the short maturities of those obligations. The fair values for other notes payable are based primarily on rates currently available to the Company for debt with similar terms and remaining maturities.

The fair value of notes payable, excluding capital leases, was $237.2 million and $237.3 million compared to their carrying value of $229.7 million and $227.3 million at October 1, 2011 and October 2, 2010.

The methods and assumptions used to estimate the fair values of the Company’s financial instruments at October 1, 2011 and October 2, 2010 were based on estimates of market conditions, estimates using present value and risks existing at that time. These values represent an approximation of possible value and may never actually be realized.

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

A brief description of related party transactions with Members affiliated with directors of the Company and transactions with executive officers follows.

Loans to Members

Unified provides loan financing to its Members. The Company had the following loans outstanding at October 1, 2011 to a Member affiliated with a director of the Company:

(dollars in thousands)
Director	Aggregate Loan Balance at October 1, 2011	Maturity Date
Michael A. Provenzano, Jr.	$5,604	2012-2015

Lease Guarantees and Subleases

The Company provides lease guarantees and subleases to its Members. The Company has executed lease guarantees or subleases to Members affiliated with directors of the Company at October 1, 2011 as follows:

(dollars in thousands)
Director	No. of Stores	Total Current Annual Rent	Total Guaranteed Rent	Expiration Date(s)
Michael A. Provenzano, Jr.	2	$341	$6,099	2027-2032
John Berberian	2	310	897	2013-2017
Mimi Song	2	670	6,945	2020-2023

Supply Agreements

During the course of its business, the Company enters into individually negotiated supply agreements with its Members. These agreements require the Member to purchase certain agreed amounts of its merchandise requirements from the Company and obligate the Company to supply such merchandise under agreed terms and conditions relating to such matters as pricing and delivery. The Company has executed supply agreements with Members affiliated with directors of the Company at October 1, 2011 as follows:

Director	Expiration Date
Jay T. McCormack	2015
Terry H. Halverson	2012
Paul Kapioski	2012
Mimi Song	2012
Michael S. Trask	2012

Loan to Executive Officer

In December 2000, to facilitate a senior executive’s relocation to Southern California, the Company loaned to this executive, pursuant to a note, $0.1 million with interest of 7.0% per annum payable quarterly and principal due at the option of the holder. During fiscal year 2011, the interest rate was modified prospectively to 3.0%.

18.    Subsequent Events

On December 7, 2011, the Board authorized the repurchase on or before December 30, 2011 of 700 Class A Shares with an approximate redemption value of $0.2 million and 10,693 Class B Shares with an approximate redemption value of $3.2 million.

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

At the end of the period covered by this report, our management, with the participation of our CEO and CFO, carried out an evaluation of the effectiveness of our disclosure controls and procedures (as defined in Rule 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934). Our CEO and CFO concluded that these disclosure controls and procedures were effective at the reasonable assurance level described above as of the end of the period covered in this report.

Management’s annual report on internal control over financial reporting.    Our management is responsible for establishing and maintaining adequate internal control over financial reporting (as defined in Rule 13a-15(f) under the Securities Exchange Act of 1934). Our internal control over financial reporting is a process designed by, or under the supervision of, our CEO and CFO and implemented by the Board, management and other personnel to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles in the United States of America.

Our internal control over financial reporting includes those policies and procedures that: (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of our assets; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles in the United States of America, and that receipts and expenditures are being made only in accordance with authorizations of our management and the Board; and (3) provide reasonable assurance regarding prevention or timely detection of the unauthorized acquisition, use or disposition of our assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

Under the supervision and with the participation from management, including our CEO and CFO, we conducted an evaluation of the effectiveness of our internal control over financial reporting based on the framework and criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”). Based on this evaluation, our management concluded that our internal control over financial reporting was effective as of October 1, 2011 based on those criteria.

Changes in internal controls over financial reporting.    Our management, with the participation of our CEO and CFO, has evaluated any changes in our internal control over financial reporting that occurred during the fourth quarter of our fiscal year ended October 1, 2011. Based on that evaluation, our management concluded that no change in our internal control over financial reporting (as defined in Rule 13a—15(f) under the Securities Exchange

Act of 1934) occurred during the fourth quarter of our fiscal year ended October 1, 2011 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

Item 9B.    OTHER INFORMATION

On December 7, 2011, the Board approved an amendment to the Bylaws of Unified Grocers, Inc. permitting the Board to, and the Board passed resolutions for us to, (i) implement an electronic share book-entry system for the issuance of shares in uncertificated form (the issuance of shares in certificated form will continue to be possible), and (ii) automatically convert all outstanding Class A, Class B and Class E Shares that are pledged to us from certificated to uncertificated form.

A copy of the amended Bylaws is attached as Exhibit 3.2 to this Form 10-K. The foregoing description of the amendment does not purport to be complete and is qualified in its entirety by reference to Exhibit 3.2.

Part III

Item 10.    DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

Information regarding the directors of Unified is incorporated from the information under the captions “Election of Directors,” “Board Meetings and Committees,” “Section 16(a) Beneficial Ownership Reporting Compliance” and “Code of Financial Ethics” in the Company’s proxy statement for its 2012 annual meeting of shareholders to be filed within 120 days after the end of the most recent fiscal year.

We have adopted a code of ethics that applies to our principal executive officer, principal financial officer and principal accounting officer. The code of ethics has been posted to our Internet website at http://www.unifiedgrocers.com. We intend to satisfy disclosure requirements regarding the posting on our website of any amendments to, or waivers from, any provision of our code of ethics.

The following table sets forth certain information about our executive, senior and other officers that have direct financial reporting responsibilities. Information on all other officers will be provided in our Annual Report.

Officer’s Name	Age	Business Experience During Last Five Years
Alfred A. Plamann	69	Chief Executive Officer since June 2011; President and Chief Executive Officer February 1994 to June 2011.

Robert M. Ling, Jr.	54	President, General Counsel and Secretary since June 2011; Executive Vice President, General Counsel and Secretary November 1999 to June 2011.

Richard J. Martin	66	Executive Vice President, Finance & Administration and Chief Financial Officer since November 1999.

Philip S. Smith	61	Executive Vice President, Chief Marketing / Procurement Officer since October 2003.

Joseph L. Falvey	51	Senior Vice President, Sales since August 2007; Vice President and President Northern California, January 2000 to July 2007.

Daniel J. Murphy	65	Senior Vice President, Retail Support Services and Perishables, since July 2001.

Christine Neal	58	Senior Vice President, Finance and Treasurer since March 2009; Vice President and Treasurer, March 2003 to March 2009.

Rodney L. VanBebber	56	Senior Vice President, Distribution since January 2000.

Joseph A. Ney	63	Vice President, Insurance since November 1998.

Randall G. Scoville	51	Senior Vice President, Accounting and Chief Accounting Officer since January 2011; Vice President, Accounting and Chief Accounting Officer October 2005 to December 2010.

Under the securities laws of the United States, our directors, executive officers and any persons holding more than 10 percent of our common stock are required to report their ownership of common stock and any changes in that ownership, to the SEC within two business days of a reportable event. Based on our review of such reports and written representations furnished to us, all such required reports were filed on a timely basis in 2011.

Item 11.    EXECUTIVE COMPENSATION

Incorporated by reference from the information under the captions “Compensation Discussion and Analysis,” “Compensation Committee Interlocks and Insider Participation,” “Report of Compensation Committee on Executive Compensation,” “Executive Officer Compensation” and “Director Compensation” in our proxy statement for the 2012 annual meeting of shareholders to be filed within 120 days after the end of the most recent fiscal year.

Item 12.    SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

Incorporated by reference from the information under the caption “Security Ownership of Directors and Officers” in our proxy statement for the 2012 annual meeting of shareholders to be filed within 120 days after the end of the most recent fiscal year.

Item 13.    CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

Entities with which our directors are affiliated, as Members of Unified, purchase groceries and related products and services from us in the ordinary course of business pursuant to published terms or according to the provisions of individually negotiated supply agreements. As Members, firms with which directors are affiliated may receive various benefits including patronage dividends, allowances and retail support services. We make a variety of benefits available to Members on a negotiated basis. We have provided to our Members loan financing in the form of direct loans and loan guarantees; provided lease guarantees and subleases; as well as invested directly in Members who are sometimes affiliated with our directors. In addition, we may also enter into other agreements with Members which are affiliated with our directors, as well as agreements with our executive officers. See Note 17 of Notes to Consolidated Financial Statements in Item 8, “Financial Statements and Supplementary Data,” which is incorporated herein by this reference, for a description of related party transactions. Additional information is incorporated by reference from the information under the captions “Compensation Committee Interlocks and Insider Participation,” “Transactions with Management and Other Persons,” “Audit Committee” and “Independence” in our proxy statement for the 2012 annual meeting of shareholders to be filed within 120 days after the end of the most recent fiscal year.

Item 14.    PRINCIPAL ACCOUNTANT FEES AND SERVICES

Incorporated by reference from the information under the caption “Independent Registered Public Accounting Firm” in our proxy statement for the 2012 annual meeting of shareholders to be filed within 120 days after the end of the most recent fiscal year.

Part IV

Item 15.    EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

(a) (1) and (2) Financial Statements and Financial Statement Schedule

Our consolidated financial statements, the notes thereto, and the related report thereon of the independent registered public accounting firm are filed under Item 8 of this report. The financial statement schedule is filed herein and the related report thereon of the independent registered public accounting firm is filed under Item 8 of this report.

(a) (1) Consolidated Financial Statements:

•	Report of Independent Registered Public Accounting Firm.

•	Consolidated Balance Sheets as of October 1, 2011 and October 2, 2010.

•	Consolidated Statements of Earnings for the fiscal years ended October 1, 2011, October 2, 2010 and October 3, 2009.

•	Consolidated Statements of Comprehensive (Loss) Earnings for the fiscal years ended October 1, 2011, October 2, 2010 and October 3, 2009.

•	Consolidated Statements of Shareholders’ Equity for the fiscal years ended October 1, 2011, October 2, 2010 and October 3, 2009.

•	Consolidated Statements of Cash Flows for the fiscal years ended October 1, 2011, October 2, 2010 and October 3, 2009.

•	Notes to Consolidated Financial Statements.

     (2) Financial Statement Schedule:

•	Schedule II—Valuation and Qualifying Accounts for the fiscal years ended October 1, 2011, October 2, 2010 and October 3, 2009.

All other financial statement schedules for which provision is made in the applicable accounting regulations of the SEC are not required under the instructions to Item 8 or are inapplicable and therefore have been omitted.

     (3) Exhibits:

See Item 15 (b) below.

(b)	Exhibits

The following documents are filed as part of this Annual Report on Form 10-K:

Exhibit No.	Description
3.1	Amended and Restated Articles of Incorporation of the Registrant, as amended (incorporated by reference to Exhibit 3.1 to the Registrant’s Quarterly Report on Form 10-Q for the fiscal quarter ended March 29, 2008, filed on May 13, 2008).

3.2*	Bylaws of the Registrant, as amended.

4.1	Retail Grocer Application and Agreement for Continuing Service Affiliation with Unified Western Grocers, Inc. and Pledge Agreement (incorporated by reference to Exhibit 4.7 to Amendment No. 2 to Form S-1 Registration Statement of the Registrant filed on December 31, 1981, File No. 2-70069).

4.2	Retail Grocer Application and Agreement for Service Affiliation with and the Purchase of Shares of Unified Western Grocers, Inc. and Pledge Agreement (incorporated by reference to Exhibit 4.2 to Post Effective Amendment No. 7 to Form S-2 Registration Statement of the Registrant filed on December 13, 1989, File No. 33-19284).

4.3	Copy of Application and Agreement for Service Affiliation as a Member-Patron/Affiliate with Unified Western Grocers, Inc. and Pledge and Security Agreement (incorporated by reference to Exhibit 4.1 to the Registrant’s Quarterly Report on Form 10-Q for the fiscal quarter ended April 1, 2000, File No. 000-10815).

4.4	Copy of Application and Agreement for Service Affiliation as an Associate Patron with Unified Western Grocers, Inc. and Pledge and Security Agreement (incorporated by reference to Exhibit 4.2 to the Registrant’s Quarterly Report on Form 10-Q for the fiscal quarter ended April 1, 2000, File No. 000-10815).

4.5	Subordination Agreement (Member-Patron-1988) (incorporated by reference to Exhibit 4.4 to Post-Effective Amendment No. 4 to Form S-2 Registration Statement of the Registrant filed on July 15, 1988, File No. 33-19284).

4.6	Subordination Agreement (Associate Patron-1988) (incorporated by reference to Exhibit 4.5 to Post-Effective Amendment No. 4 to Form S-2 Registration Statement of the Registrant filed on July 15, 1988, File No. 33-19284).

4.7	Subordination Agreement (New Member-Patron-1988) (incorporated by reference to Exhibit 4.6 to Post-Effective Amendment No. 4 to Form S-2 Registration Statement of the Registrant filed on July 15, 1988, File No. 33-19284).

4.8	Subordination Agreement (New Associate Patron-1988) (incorporated by reference to Exhibit 4.7 to Post-Effective Amendment No. 4 to Form S-2 Registration Statement of the Registrant filed on July 15, 1988, File No. 33-19284).

4.9	Copy of Member Patron/Affiliate Subordination Agreement (Subordination of Required Deposit) (incorporated by reference to Exhibit 4.10 to Registrant’s Form 10-K for the fiscal year ended September 29, 2001 filed on December 27, 2001, File No. 000-10815).

4.10	Copy of Associate-Patron Subordination Agreement (Subordination of Required Deposit Agreement (incorporated by reference to Exhibit 4.11 to Registrant’s Form 10-K for the fiscal year ended September 29, 2001 filed on December 27, 2001, File No. 000-10815).

4.11	Form of Pledge and Security Agreement (effective July, 2008) (incorporated by reference to Exhibit 4.41.1 to Registrant’s Quarterly Report on Form 10-Q for the Quarterly Period ended on June 28, 2008, filed on August 12, 2008).

Exhibit No.	Description
4.12	Form of Member Subordination (effective July, 2008) (incorporated by reference to Exhibit 4.42.1 to Registrant’s Quarterly Report on Form 10-Q for the Quarterly Period ended on June 28, 2008, filed on August 12, 2008).

4.13	Form of Continuing Guaranty (effective July, 2008) (incorporated by reference to Exhibit 4.43.1 to Registrant’s Quarterly Report on Form 10-Q for the Quarterly Period ended on June 28, 2008, filed on August 12, 2008).

4.50	Form of Indenture between the Registrant and U.S. Bank, N.A., as Trustee, relating to $4,000,000 Subordinated Patronage Dividend Certificates Due December 15, 2007 (incorporated by reference to Exhibit 4.35 to the Registrant’s Registration Statement on Form S-2, filed on February 28, 2003, File No. 333-103535).

4.51	Form of Subordinated Patronage Dividend Certificate Due December 15, 2007 (included in Exhibit 4.32).

4.52	Guarantee dated September 29, 1999 by the Registrant of debt securities of United Grocers, Inc. (predecessor-in-interest to the Registrant) issued pursuant to that certain Indenture dated as of February 1, 1978, and as subsequently amended and supplemented, by and between United Grocers, Inc., and State Street Bank and Trust Company (incorporated by reference to Exhibit 4.1 to the Registrants Current Report on Form 8-K filed on October 13, 1999, File No. 000-10815).

4.53	Copy of indenture dated as of February 1, 1978, between Unified Western Grocers, Inc. (as successor to United Grocers, Inc.) and United States National Bank of Oregon, as trustee, relating to Unified Western Grocers, Inc.’s Capital Investment Notes (incorporated by reference to Exhibit 4.1 to United Grocers, Inc.’s registration Statement on Form S-1, No. 2-60488).

4.54	Copy of supplemental indenture dated as of January 27, 1989, between Unified Western Grocers, Inc. (as successor to United Grocers, Inc.) and United States National Bank of Oregon, as trustee, relating to Unified Western Grocers, Inc.’s Series F 5% Subordinated Redeemable Capital Investment Notes (incorporated by reference to Exhibit 4.G to the United Grocers, Inc. Form 10-K for the fiscal year ended September 30, 1989).

4.55	Copy of supplemental indenture dated as of January 22, 1991, between Unified Western Grocers, Inc. (as successor to United Grocers, Inc.) and United States National Bank of Oregon, as trustee, relating to Unified Western Grocers, Inc.’s Series G 5% Subordinated Redeemable Capital Investment Notes (incorporated by reference to Exhibit 4.D to the United Grocers, Inc. Registration Statement on Form S-2, No. 33-38617).

4.56	Copy of supplemental indenture dated as of July 6, 1992, between Unified Western Grocers, Inc. (as successor to United Grocers, Inc.) and United States National Bank of Oregon, as trustee, relating to Unified Western Grocers, Inc.’s Series H 5% Subordinated Redeemable Capital Investment Notes (incorporated by reference to Exhibit 4.C to the United Grocers, Inc. Registration Statement on Form S-2, No. 33-49450).

4.57	Copy of supplemental indenture dated as of January 9, 1995, between Unified Western Grocers, Inc. (as successor to United Grocers, Inc.) and First Bank National Association, as trustee, relating to Unified Western Grocers, Inc.’s Series J 5% Subordinated Redeemable Capital Investment Notes (incorporated by reference to Exhibit 4.C to the United Grocers, Inc. Registration Statement on Form S-2, No. 33-57199).

4.58	Form of Subordinated Redemption Note—Excess Class B Shares (incorporated by reference to Exhibit 10.50 to Registrant’s Form 10-K for the fiscal year ended September 29, 2001 filed on December 27, 2001, File No. 000-10815).

4.59***	Asset Purchase Agreement between Unified Western Grocers, Inc. and Associated Grocers, Incorporated and its Subsidiaries, dated as of August 2, 2007 (incorporated by reference to Exhibit 10.70 to the Registrant’s Quarterly Report on Form 10-Q for the fiscal quarter ended June 30, 2007 filed on August 14, 2007, File No. 000-10815).

4.59.1	Limited Waiver of Asset Purchase Agreement dated as of September 30, 2007 (incorporated by reference to Exhibit 10.70.1 to the Registrant’s Current Report on Form 8-K filed on October 4, 2007, File No. 000-10815).

Exhibit No.	Description
4.90	Form of Class A Share Certificate (incorporated by reference to Exhibit 4.12 to the Registrant’s Annual Report on Form 10-K for the fiscal year ended September 30, 2000, filed on December 26, 2000, File No. 000-10815).

4.91	Form of Class B Share Certificate (incorporated by reference to Exhibit 4.13 to the Registrant’s Annual Report on Form 10-K for the fiscal year ended September 30, 2000, filed on December 26, 2000, File No. 000-10815).

4.92	Agreement respecting directors’ shares (incorporated by reference to Exhibit 4.9 to Amendment No. 2 to Form S-1 Registration Statement of the Registrant filed on December 31, 1981, File No. 2-70069).

4.93	Form of Class E Share Certificate (incorporated by reference to Exhibit 4.37 to the Registrant’s Registration Statement on Form S-1, filed on January 31, 2006, File No. 333-131414).

10.0	Secured Revolving Credit Agreement dated as of September 29, 1999, by and among Registrant, the Lenders named therein and Rabobank Nederland, New York Branch (incorporated by reference to Exhibit 10.2 to the Registrant’s Current report on Form 8-K filed on October 13, 1999, File No. 000-10815).

10.0.1	Amendment No. 1 to Secured Revolving Credit Agreement dated as of November 18, 1999 by and among Registrant, the Lenders named therein and Rabobank Nederland, New York Branch (incorporated by reference to Exhibit 4.26 to the Registrant’s Annual Report on Form 10-K for the fiscal year ended September 30, 2000, filed on December 26, 2000, File No. 000-10815).

10.0.2	Amendment No. 2 and Limited Waiver to Secured Revolving Credit Agreement dated as of July, 2000 by and among Registrant, the Lenders named therein and Rabobank Nederland, New York Branch (incorporated by reference to Exhibit 4.27 to the Registrant’s Annual Report on Form 10-K for the fiscal year ended September 30, 2000, filed on December 26, 2000, File No. 000-10815).

10.0.3	Amendment No. 3 to Secured Revolving Credit Agreement dated as of December 7, 2001 by and among the Registrant, the Lenders named therein and Rabobank Nederland, New York Branch (incorporated by reference to Exhibit 4.27.1 to the Registrant’s Annual Report on Form 10-K for the fiscal year ended September 29, 2001, filed on December 27, 2001, File No. 000-10815).

10.1	Secured Revolving Credit Agreement dated as of December 5, 2003, by and among Registrant, the Lenders named therein and Harris Trust and Savings Bank (incorporated by reference to Exhibit 4.34 to the Registrant’s Annual Report on Form 10-K for the fiscal year ended September 27, 2003, filed on December 16, 2003, File No. 000-10815).

10.2	Security Agreement dated as of December 5, 2003, by and among Registrant, the Lenders named therein and Harris Trust and Savings Bank relating to the Secured Revolving Credit Agreement dated as of December 5, 2003, by and among Registrant, the Lenders named therein and Harris Trust and Savings Bank (incorporated by reference to Exhibit 4.35 to the Registrant’s Annual Report on Form 10-K for the fiscal year ended September 27, 2003, filed on December 16, 2003, File No. 000-10815).

10.3	AmendedAmended and Restated Credit Agreement, dated as of December 5, 2006, by and among Unified Western Grocers, Inc., other credit parties as identified therein, Bank of Montreal, Chicago Branch, as Administrative Agent, Bank of America, N.A., as Syndication Agent, Wells Fargo Bank, as Documentation Agent, BMO Capital Markets, as Lead Arranger and Book Runner, General Electric Capital Corporation, Union Bank of California, N.A., and PNC Bank National Association (incorporated by reference to Exhibit 99.1 to the Registrant’s Current Report on Form 8-K, filed on December 11, 2006, File No. 000-10815).

10.3.1	First Amendment to Amended and Restated Credit Agreement, dated as of December 17, 2008 (incorporated by reference to Exhibit 99.1 to the Registrant’s Current Report on Form 8-K, filed on December 23, 2008).

10.3.2	Second Amendment to Amended and Restated Credit Agreement, dated as of December 22, 2009 (incorporated by reference to Exhibit 99.1 to the Registrant’s Current Report on Form 8-K, filed on December 29, 2009).

Exhibit No.	Description
10.3.2.1	Revolving Note under Amended and Restated Credit Agreement, dated as of December 22, 2009, by the Registrant payable to Fifth Third Bank (incorporated by reference to Exhibit 99.2 to the Registrant’s Current Report on Form 8-K, filed on December 29, 2009).

10.4	Amended and Restated Security Agreement, dated as of December 5, 2006, by and among Unified Western Grocers, Inc., the Debtors identified therein and Bank of Montreal, Chicago Branch (incorporated by reference to Exhibit 99.2 to the Registrant’s Current Report on Form 8-K, filed on December 11, 2006, File No. 000-10815).

10.5	Agreement relating to the Registrant’s five-year interest rate collar (incorporated by reference to Exhibit 10.51 to Amendment No. 2 to Registrant’s Registration Statement on Form S-2 filed on May 1, 2002).

10.6	Note purchase Agreement dated as of September 29, 1999 by and among Registrant and the persons listed on Schedule I thereto (incorporated by reference to Exhibit 10.1 to the Registrant’s Current report on Form 8-K filed on October 13, 1999, File No. 000-10815).

10.6.1	Amendment No. 1 and Limited Waiver to Note Purchase Agreement, dated as of September 14, 2000, by and among Registrant and the Noteholders listed on the signature pages thereto (incorporated by reference to Exhibit 4.24 to the Registrant’s Annual Report on Form 10-K for the fiscal year ended September 30, 2000, filed on December 26, 2000, File No. 000-10815).

10.6.2	Second Amendment to Note Purchase Agreement and Notes dated as of March 27, 2002 by and among the Registrant and the Noteholders on the signature pages thereto (incorporated by reference to Exhibit 4.24.1 to the Registrant’s Quarterly Report on Form 10-Q for the fiscal quarter ended March 30, 2002, filed on May 14, 2002, File No. 000-10815).

10.6.3	Third Amendment to Note Purchase Agreement and Notes dated as of December 31, 2002 by and among the Registrant and the Noteholders on the signature pages thereto (incorporated by reference to Exhibit 10.1 to the Registrant’s Annual Report on Form 10-K for the fiscal year ended September 28, 2002, filed on January 13, 2003, File No. 000-10815).

10.7	Amended and Restated Note Purchase Agreement, effective January 6, 2006, by and among Registrant and the Noteholders listed on the signature pages thereto (incorporated by reference to Exhibit 4.1 to the Registrant’s Current Report on Form 8-K, filed on January 11, 2006, File No. 000-10815).

10.7.1	Amendment to Note Purchase Agreement and Consent, dated as of December 19, 2006, by and among Registrant, John Hancock Life Insurance Company as collateral agent for the Noteholders and the Noteholders under the Amended and Restated Note Purchase Agreement listed on the signature pages thereto (incorporated by reference to Exhibit 4.40 to the Registrant’s Quarterly Report on Form 10-Q for the fiscal quarter ended December 30, 2006 filed on February 13, 2007, File No. 000-10815).

10.7.2	Second Amendment to Note Purchase Agreement dated as of November 7, 2008 by and among Registrant and the Noteholders listed on the signature page thereto (incorporated by reference to Exhibit 10.7.2 to the Registrant’s Annual Report on Form 10-K for the fiscal year ended September 27, 2008, filed on December 12, 2008, File No. 000-10815).

10.7.3	Third Amendment to Note Purchase Agreement dated as of November 3, 2009 by and among Registrant and the Noteholders listed on the signature page thereto (incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K, filed on November 9, 2009, File No. 000-10815).

10.8	Amended and Restated Loan Purchase and Servicing Agreement Dated as of December 7, 2001 between Grocers Capital Company and National Consumer Cooperative Bank (incorporated by reference to Exhibit 10.1 to the Registrant’s Annual Report on Form 10-K for the fiscal year ended September 28, 2002, filed on January 13, 2003, File No. 000-10815).

10.9	Amended and Restated Credit Agreement dated as of December 7, 2001 among Grocers Capital Company, the lenders listed therein and National Cooperative Bank, as agent (incorporated by reference to Exhibit 10.1 to the Registrant’s Annual Report on Form 10-K for the fiscal year ended September 28, 2002, filed on January 13, 2003, File No. 000-10815).

Exhibit No.	Description
10.10	Amended and Restated Loan Purchase Agreement (Existing Program) dated January 30, 1998 among United Resources, Inc., United Grocers, Inc. (predecessor-in-interest to the Registrant) and National Consumer Cooperative Bank (incorporated by reference to Exhibit 4.D1 to United Grocers, Inc. Annual Report on Form 10-K for the fiscal year ended October 2, 1998 filed on January 30, 1999, File No. 002-60487, as amended).

10.11	Amended and Restated Loan Purchase Agreement (Holdback Program) dated January 30, 1998 among United Resources, Inc., United Grocers, Inc. (predecessor-in-interest to the Registrant) and National Consumer Cooperative Bank (incorporated by reference to Exhibit 4.D2 to United Grocers, Inc. Annual Report on Form 10-K for the fiscal year ended October 2, 1998 filed on January 30, 1999, File No. 002-60487, as amended).

10.12	Second Amended and Restated Loan Purchase and Service Agreement dated as of June 9, 2004, between Grocers Capital Company and National Consumer Cooperative Bank, as buyer (incorporated by reference to Exhibit 10.67 to the Registrant’s Form 10-Q for the fiscal quarter ended June 26, 2004 filed on August 3, 2004, File No. 000-10815).

10.12.1	Change in Terms Agreement dated as of March 26, 2007 to Second Amended and Restated Loan Purchase and Service Agreement dated as of June 9, 2004, between Grocers Capital Company and National Consumer Cooperative Bank, as buyer (incorporated by reference to Exhibit 10.67.1 to the Registrant’s Quarterly Report on Form 10-Q for the fiscal quarter ended March 31, 2007 filed on May 11, 2007, File No. 000-10815).

10.13	Second Amended and Restated Credit Agreement dated as of June 9, 2004, among Grocers Capital Company, the lenders listed therein and National Consumer Cooperative Bank, as agent (incorporated by reference to Exhibit 10.68 to the Registrant’s Form 10-Q for the fiscal quarter ended June 26, 2004 filed on August 3, 2004, File No. 000-10815).

10.13.1	Change in Terms Agreement dated as of March 27, 2007 to Second Amended and Restated Credit Agreement dated as of June 9, 2004, among Grocers Capital Company, the lenders listed therein and National Consumer Cooperative Bank, as agent (incorporated by reference to Exhibit 10.68.1 to the Registrant’s Quarterly Report on Form 10-Q for the fiscal quarter ended March 31, 2007 filed on May 11, 2007, File No. 000-10815).

10.14	Expansion Agreement, dated as of May 1, 1991, and Industrial Lease, dated as of May 1, 1991, between Dermody Properties and the Registrant (incorporated by reference to Exhibit 10.9 to Form S-2 Registration Statement of the Registrant filed on September 2, 1993, File No. 33-68288).

10.14.1	Lease Amendment, dated June 20, 1991, between Dermody Properties and the Registrant (incorporated by reference to Exhibit 10.9.1 to Form S-2 Registration Statement of the Registrant filed on September 2, 1993, File No. 33-68288).

10.14.2	Lease Amendment, dated October 18, 1991, between Dermody Properties and the Registrant (incorporated by reference to Exhibit 10.9.2 to Form S-2 Registration Statement of the Registrant filed on September 2, 1993, File No. 33-68288).

10.15	Purchase Agreement dated November 21, 1994 between the Registrant and TriNet Corporate Realty Trust, Inc. (incorporated by reference to Exhibit 10.18 to the Registrant’s Annual Report on Form 10-K for the fiscal year ended September 2, 1995 filed on December 1, 1995, File No. 000-10815).

10.16	Commercial Lease-Net dated December 6, 1994 between TriNet Essential Facilities XII and the Registrant (incorporated by reference to Exhibit 10.17 to the Registrant’s Annual Report on Form 10-K for the fiscal year ended September 2, 1995 filed on December 1, 1995, File No. 0-10815).

10.17	Lease, dated as of December 23, 1986, between Cercor Associates and Grocers Specialty Company (incorporated by reference to Exhibit 10.8 to Form S-2 Registration Statement of the Registrant filed on September 2, 1993, File No. 33-68288).

Exhibit No.	Description
10.18**	Form of Indemnification Agreement between the Company and each Director and Officer (incorporated by reference to Exhibit A to the Registrant’s Proxy Statement dated February 24, 1997 filed on February 24, 1997, File No. 000-10815).

10.18.1**	Form of Indemnification Agreement between the Company and each Director and Officer (incorporated by reference to Exhibit 10.20.1 to the Registrant’s Quarterly Report on Form 10-Q for the fiscal quarter ended June 30, 2007 filed on August 14, 2007, File No. 000-10815).

10.19**	Annual Incentive Plan for Chief Executive Officer (incorporated by reference to Exhibit 10.23 to the Registrant’s Annual Report on Form 10-K for the fiscal year ended August 30, 1997 filed on November 28, 1997, File No. 000-10815).

10.20**	Annual Incentive Plan for Senior Management (incorporated by reference to Exhibit 10.24 to the Registrant’s Annual Report on Form 10-K for the fiscal year ended August 30, 1997 filed on November 28, 1997, File No. 000-10815).

10.21**	Form of Severance Agreement for Vice Presidents, Senior Vice Presidents and Executive Vice Presidents with Less Than Three Years in an Officer Position executed by Philip S. Smith, Rodney L. Van Bebber, Daniel J. Murphy, John C. Bedrosian, William O. Coté, Dirk T. Davis, Luis de la Mata, Stanley G. Eggink, Joseph L. Falvey, Carolyn S. Fox, Don Gilpin, Gary C. Hammett, Gary S. Herman, Joseph A. Ney, David A. Woodward (incorporated by reference to Exhibit 10.50 to the Registrant’s Form 10-Q for the quarterly period ended December 31, 2000, filed on February 13, 2001, File No. 000-10815).

10.22**	Form of Severance Agreement for Executive Vice Presidents with Three Years or More in an Officer Position dated as of October 2, 2003, by and between the Registrant and Philip S. Smith (incorporated by reference to Exhibit 10.59 to the Registrant’s Form 10-Q for the fiscal quarter ended December 27, 2003 filed on February 10, 2004, File No. 000-10815).

10.23**	Form of Severance Agreement for Vice Presidents and Senior Vice Presidents, and Executive Vice Presidents with Less than Three Years in an Officer Position dated as of March 12, 2003, by and between the Registrant and Christine Neal (incorporated by reference to Exhibit 10.58 to the Registrant’s Form 10-Q for the fiscal quarter ended December 27, 2003 filed on February 10, 2004, File No. 000-10815).

10.24**	Form of Severance Agreement for Executive Vice Presidents with Three Years or More in an Officer Position executed by Robert M. Ling, Jr., Richard J. Martin and Charles J. Pilliter (incorporated by reference to Exhibit 10.49 to the Registrant’s Form 10-Q for the quarterly period ended December 31, 2000, filed on February 13, 2001, File No. 000-10815).

10.25**	Form of Severance Agreement for Vice Presidents and Senior Vice Presidents, and Executive Vice Presidents with Less than Three Years in an Officer Position dated as of December 8, 2006, by and between the Registrant and Randall G. Scoville (incorporated by reference to Exhibit 10.69 to the Registrant’s Quarterly Report on Form 10-Q for the fiscal quarter ended December 30, 2006 filed on February 13, 2007, File No. 000-10815).

10.26**	Form of Employment Agreement between the Company and Alfred A. Plamann (incorporated by reference to Exhibit 10.19 to Form S-4 Registration Statement of the Registrant filed on August 26, 1999, File No. 333-85917).

10.26.1**	Amendment to Employment Agreement dated as of August 1999, between the Registrant and Alfred A. Plamann (incorporated by reference to Exhibit 10.27 to Form S-4 Registration Statement of the Registrant filed on August 26, 1999, File No. 333-85917).

10.26.2**	Second Amendment to Employment Agreement dated as of April 2001, between registrant and Alfred A. Plamann (incorporated by reference to Exhibit 10.51 to the Registrant’s Form 10-Q for the quarterly period ended June 30, 2001, filed on August 14, 2001, File No. 000-10815).

10.26.3**	Third Amendment to Employment Agreement dated as of August 2003, between Registrant and Alfred A. Plamann (incorporated by reference to Exhibit 10.19.1 to the Registrant’s Annual Report on Form 10-K for the fiscal year ended September 27, 2003, filed on December 16, 2003, File No. 000-10815).

Exhibit No.	Description
10.26.4**	Fourth Amendment to Employment Agreement dated as of December 30, 2010, between Registrant and Alfred A. Plamann (incorporated by reference to Exhibit 10.26.4 to Post-Effective Amendment No. 2 to Form S-1 Registration Statement of the Registrant filed on January 12, 2011, File No. 333-156519).

10.27	Promissory Note dated June 4, 1996, due on demand in favor of Grocers Capital Company by Robert M. Ling, Jr. (incorporated by reference to Exhibit 10.45 to the Registrant’s Annual Report on Form 10-K for the fiscal year ended September 27, 2003, filed on December 16, 2003, File No. 000-10815).

10.28	Promissory Note dated December 6, 2000, due on demand in favor of Grocers Capital Company by Daniel J. Murphy and Debra A. Murphy (incorporated by reference to Exhibit 10.46 to the Registrant’s Annual Report on Form 10-K for the fiscal year ended September 27, 2003, filed on December 16, 2003, File No. 000-10815).

10.29**	Amended and Restated Unified Western Grocers, Inc. Deferred Compensation Plan dated as of May 1, 1999 (incorporated by reference to Exhibit 10.2 to the Registrant’s Annual Report on Form 10-K for the fiscal year ended August 28, 1999 filed on November 14, 1999, File No. 000-10815).

10.29.1**	Amendment No. 1 to the Amended and Restated Unified Western Grocers, Inc. Deferred Compensation Plan, amended as of October 19, 2007 (incorporated by reference to Exhibit 10.2.1 to the Registrant’s Annual Report on Form 10-K for the fiscal year ended September 29, 2007, filed on December 13, 2007).

10.30**	Unified Grocers, Inc. Deferred Compensation Plan II, Master Plan, dated as of September 26, 2008, effective January 1, 2005 (incorporated by reference to Exhibit 10.30 to the Registrant’s Annual Report on Form 10-K for the fiscal year ended September 27, 2008, filed on December 12, 2008, File No. 000-10815).

10.30.1**	Amendment No. 1 to the Unified Grocers, Inc. Deferred Compensation Plan II, effective as of January 1, 2011, amended as of September 9, 2010 (incorporated by reference to Exhibit 10.30.1 to the Registrant’s Annual Report on Form 10-K for the fiscal year ended October 2, 2010, filed on December 10, 2010).

10.31**	Comprehensive Amendment to Unified Western Grocers, Inc. Employees’ Excess Benefit Plan dated as of December 5, 1995 (incorporated by reference to Exhibit 10.7 to the Registrant’s Annual Report on Form 10-K for the fiscal year ended August 30, 1997 filed on November 28, 1997, File No. 000-10815).

10.32**	Comprehensive Amendment to Unified Western Grocers, Inc. Employees’ Supplemental Deferred Compensation Plan dated as of December 5, 1995 (incorporated by reference to Exhibit 10.8 to the Registrant’s Annual Report on Form 10-K for the fiscal year ended August 30, 1997 filed on November 28, 1997, File No. 000-10815).

10.33**	Unified Western Grocers, Inc., Executive Salary Protection Plan II (“ESPP II”), Master Plan Document, effective January 4, 1995 (incorporated by reference to Exhibit 10.4 to the Registrant’s Annual Report on Form 10-K for the fiscal year ended September 2, 1995 filed on December 1, 1995, File No. 000-10815).

10.33.1**	Amendment No. 1999-I to Unified Western Grocers, Inc. Executive Salary Protection Plan II, effective as of January 1, 1999 (incorporated by reference to Exhibit 10.5 to the Registrant’s Form 10-Q for the quarterly period ended December 31, 2000, filed on February 13, 2001, File No. 000-10815).

10.33.2**	Amendment No. 2000-I to Unified Western Grocers, Inc. Executive Salary Protection Plan II, effective as of January 1, 2000 (incorporated by reference to Exhibit 10.6 to the Registrant’s Form 10-Q for the quarterly period ended December 31, 2000, filed on February 13, 2001, File No. 000-10815).

10.34**	Master Trust Agreement For Unified Western Grocers, Inc. Executive Salary Protection Plan II, dated as of April 28, 1995 (incorporated by reference to Exhibit 10.5 to the Registrant’s Annual Report on Form 10-K for the fiscal year ended September 2, 1995 filed on December 1, 1995, File No. 000-10815).

Exhibit No.	Description
10.35**	Amended and Restated Unified Western Grocers, Inc. Executive Salary Protection Plan II, effective as of January 1, 2003 (incorporated by reference to Exhibit 10.4.4 to the Registrant’s Annual Report on Form 10-K for the fiscal year ended October 2, 2004, filed on December 16, 2004, File No. 000-10815).

10.35.1**	Amendment No. 1 to the Amended and Restated Unified Western Grocers, Inc. Executive Salary Protection Plan II, amended as of October 19, 2007 (incorporated by reference to Exhibit 10.4.5 to the Registrant’s Annual Report on Form 10-K for the fiscal year ended September 29, 2007, filed on December 13, 2007).

10.36**	Unified Grocers, Inc. Executive Salary Protection Plan III, Master Plan Document, dated as of September 26, 2008, effective January 1, 2005 (incorporated by reference to Exhibit 10.36 to the Registrant’s Annual Report on Form 10-K for the fiscal year ended September 27, 2008, filed on December 12, 2008, File No. 000-10815).

10.37**	Unified Western Grocers, Inc. Executive Insurance Plan Split dollar Agreement and Schedule of Executive Officers party thereto (incorporated by reference to Exhibit 10.6 to the Registrant’s Annual Report on Form 10-K for the fiscal year ended September 2, 1995 filed on December 1, 1995, File No. 000-10815).

10.38**	Amended and Restated Unified Western Grocers, Inc. Cash Balance Plan effective January 1, 2002, as amended (incorporated by reference to Exhibit 10.1 to the Registrant’s Annual Report on Form 10-K for the fiscal year ended September 28, 2002, filed on January 13, 2003, File No. 000-10815).

10.38.1**	Amendment No. 2 to the Unified Western Grocers, Inc. Cash Balance Plan, amended as of November 15, 2004 (incorporated by reference to Exhibit 10.1.1 to the Registrant’s Annual Report on Form 10-K for the fiscal year ended October 1, 2005, filed on December 21, 2005, File No. 000-10815).

10.38.2**	Amendment No. 3 to the Unified Western Grocers, Inc. Cash Balance Plan, amended as of November 15, 2004 (incorporated by reference to Exhibit 10.1.2 to the Registrant’s Annual Report on Form 10-K for the fiscal year ended October 1, 2005, filed on December 21, 2005, File No. 000-10815).

10.38.3**	Amendment No. 4 to the Unified Western Grocers, Inc. Cash Balance Plan, amended as of August 8, 2005 (incorporated by reference to Exhibit 10.1.3 to the Registrant’s Annual Report on Form 10-K for the fiscal year ended October 1, 2005, filed on December 21, 2005, File No. 000-10815).

10.38.4**	Amendment No. 5 to the Unified Western Grocers, Inc. Cash Balance Plan, amended as of December 22, 2006 (incorporated by reference to Exhibit 10.1.4 to the Registrant’s Quarterly Report on Form 10-Q for the fiscal quarter ended December 30, 2006 filed on February 13, 2007, File No. 000-10815).

10.38.5**	Amendment No. 6 to the Unified Western Grocers, Inc. Cash Balance Plan, amended as of February 18, 2008 (incorporated by reference to Exhibit 10.1.5 to the Registrant’s Quarterly Report on Form 10-Q for the fiscal quarter ended March 29, 2008, filed on May 13, 2008).

10.38.6**	Amended and Restated Unified Grocers, Inc. Cash Balance Plan, effective January 1, 2009, as amended (incorporated by reference to Exhibit 10.38.6 to the Registrant’s Quarterly Report on Form 10-Q for the fiscal quarter ended December 27, 2008, filed on February 10, 2009).

10.38.7**	Amendment No. 1 to the Amended and Restated Unified Grocers, Inc. Cash Balance Plan, effective January 1, 2009 (incorporated by reference to Exhibit 10.38.7 to the Registrant’s Quarterly Report on Form 10-Q for the fiscal quarter ended January 2, 2010, filed on February 16, 2010).

10.39**	Amended and Restated Unified Western Grocers, Inc. Employee Savings Plan (incorporated by reference to Exhibit 10.2 to the Registrant’s Quarterly Report on Form 10-Q for the fiscal quarter ended December 29, 2001 filed on February 19, 2002, File No. 000-10815).

Exhibit No.	Description
10.39.1**	Amendment No. 1 to the Unified Western Grocers, Inc. Employee Savings Plan, amended as of April 16, 2002 (incorporated by reference to Exhibit 10.9.1 to the Registrant’s Annual Report on Form 10-K for the fiscal year ended September 29, 2007, filed on December 13, 2007).

10.39.2**	Amendment No. 2 to the Unified Western Grocers, Inc. Employee Savings Plan, amended as of September 1, 2003 (incorporated by reference to Exhibit 10.9.2 to the Registrant’s Annual Report on Form 10-K for the fiscal year ended September 29, 2007, filed on December 13, 2007).

10.39.3**	Amendment No. 3 to the Unified Western Grocers, Inc. Employee Savings Plan, amended as of December 19, 2003 (incorporated by reference to Exhibit 10.9.3 to the Registrant’s Annual Report on Form 10-K for the fiscal year ended September 29, 2007, filed on December 13, 2007).

10.39.4**	Amendment No. 4 to the Unified Western Grocers, Inc. Employee Savings Plan, amended as of November 15, 2004 (incorporated by reference to Exhibit 10.9.4 to the Registrant’s Annual Report on Form 10-K for the fiscal year ended September 29, 2007, filed on December 13, 2007).

10.39.5**	Amendment No. 5 to the Unified Western Grocers, Inc. Employee Savings Plan, amended as of July 29, 2005 (incorporated by reference to Exhibit 10.9.5 to the Registrant’s Annual Report on Form 10-K for the fiscal year ended September 29, 2007, filed on December 13, 2007).

10.39.6**	Amendment No. 6 to the Unified Western Grocers, Inc. Employee Savings Plan, amended as of December 22, 2006 (incorporated by reference to Exhibit 10.9.1 to the Registrant’s Quarterly Report on Form 10-Q for the fiscal quarter ended December 30, 2006 filed on February 13, 2007, File No. 000-10815).

10.39.7**	Amendment No. 7 to the Unified Western Grocers, Inc. Employee Savings Plan, amended as of September 26, 2007 (incorporated by reference to Exhibit 10.9.7 to the Registrant’s Annual Report on Form 10-K for the fiscal year ended September 29, 2007, filed on December 13, 2007).

10.39.8**	Amendment No. 8 to the Unified Grocers, Inc. Employee Savings Plan, effective as of January 1, 2008 (incorporated by reference to Exhibit 10.39.8 to the Registrant’s Quarterly Report on Form 10-Q for the fiscal quarter ended December 27, 2008, filed on February 10, 2009).

10.39.9**	Amendment No. 9 to the Unified Grocers, Inc. Employee Savings Plan, amended as of May 10, 2010 (incorporated by reference to Exhibit 10.39.9 to the Registrant’s Quarterly Report on Form 10-Q for the fiscal quarter ended April 3, 2010, filed on May 14, 2010).

10.39.10**	Amendment No. 10 to the Unified Grocers, Inc. Employee Savings Plan, effective as of January 1, 2008 (incorporated by reference to Exhibit 10.39.10 to the Registrant’s Quarterly Report on Form 10-Q for the fiscal quarter ended January 2, 2010, filed on February 16, 2010).

10.39.11**	Amendment No. 11 to the Unified Grocers, Inc. Employee Savings Plan, dated as of December 31, 2009, including provisions with effective dates ranging from January 1, 2007 to April 1, 2010 (incorporated by reference to Exhibit 10.39.11 to the Registrant’s Quarterly Report on Form 10-Q for the fiscal quarter ended January 2, 2010, filed on February 16, 2010).

10.40**	Amended and Restated Unified Western Grocers, Inc. Employees’ Sheltered Savings Plan (incorporated by reference to Exhibit 10.1 to the Registrant’s Quarterly Report on Form 10-Q for the fiscal quarter ended December 29, 2001 filed on February 19, 2002, File No. 000-10815).

10.40.1**	Amendment No. 1 to the Unified Western Grocers, Inc. Employees’ Sheltered Savings Plan, amended as of June 11, 2002 (incorporated by reference to Exhibit 10.3.1 to the Registrant’s Annual Report on Form 10-K for the fiscal year ended October 1, 2005, filed on December 21, 2005, File No. 000-10815).

10.40.2**	Amendment No. 2 to the Unified Western Grocers, Inc. Employees’ Sheltered Savings Plan, amended as of September 1, 2003 (incorporated by reference to Exhibit 10.3.2 to the Registrant’s Annual Report on Form 10-K for the fiscal year ended October 1, 2005, filed on December 21, 2005, File No. 000-10815).

Exhibit No.	Description
10.40.3**	Amendment No. 3 to the Unified Western Grocers, Inc. Employees’ Sheltered Savings Plan, amended as of December 19, 2003 (incorporated by reference to Exhibit 10.3.3 to the Registrant’s Annual Report on Form 10-K for the fiscal year ended October 1, 2005, filed on December 21, 2005, File No. 000-10815).

10.40.4**	Amendment No. 4 to the Unified Western Grocers, Inc. Employees’ Sheltered Savings Plan, amended as of November 15, 2004 (incorporated by reference to Exhibit 10.3.4 to the Registrant’s Annual Report on Form 10-K for the fiscal year ended October 1, 2005, filed on December 21, 2005, File No. 000-10815).

10.40.5**	Amendment No. 5 to the Unified Western Grocers, Inc. Employees’ Sheltered Savings Plan, amended as of August 17, 2005 (incorporated by reference to Exhibit 10.3.5 to the Registrant’s Annual Report on Form 10-K for the fiscal year ended October 1, 2005, filed on December 21, 2005, File No. 000-10815).

10.40.6**	Amendment No. 6 to the Unified Western Grocers, Inc. Employees’ Sheltered Savings Plan, amended as of December 1, 2005 (incorporated by reference to Exhibit 10.1 to the Registrant’s Quarterly Report on Form 10-Q for the fiscal quarter ended December 31, 2005).

10.40.7**	Amendment No. 7 to the Unified Western Grocers, Inc. Employees’ Sheltered Savings Plan, amended as of December 22, 2006 (incorporated by reference to Exhibit 10.3.7 to the Registrant’s Quarterly Report on Form 10-Q for the fiscal quarter ended December 30, 2006 filed on February 13, 2007, File No. 000-10815).

10.40.8**	Amendment No. 8 to the Unified Western Grocers, Inc. Employees’ Sheltered Savings Plan, amended as of September 26, 2007 (incorporated by reference to Exhibit 10.3.8 to the Registrant’s Annual Report on Form 10-K for the fiscal year ended September 29, 2007, filed on December 13, 2007).

10.40.9**	Amendment No. 9 to the Unified Grocers, Inc. Employees’ Sheltered Savings Plan, effective as of January 1, 2008 (incorporated by reference to Exhibit 10.40.9 to the Registrant’s Quarterly Report on Form 10-Q for the fiscal quarter ended December 27, 2008, filed on February 10, 2009).

10.40.10**	Amendment No. 10 to the Unified Grocers, Inc. Employees’ Sheltered Savings Plan, amended as of May 10, 2010 (incorporated by reference to Exhibit 10.40.10 to the Registrant’s Quarterly Report on Form 10-Q for the fiscal quarter ended April 3, 2010, filed on May 14, 2010).

10.40.11**	Amendment No. 11 to the Unified Grocers, Inc. Employees’ Sheltered Savings Plan, effective as of January 1, 2008 (incorporated by reference to Exhibit 10.40.11 to the Registrant’s Quarterly Report on Form 10-Q for the fiscal quarter ended January 2, 2010, filed on February 16, 2010).

10.40.12**	Amendment No. 12 to the Unified Grocers, Inc. Employees’ Sheltered Savings Plan, dated as of December 31, 2009, including provisions with effective dates ranging from January 1, 2007 to April 1, 2010 (incorporated by reference to Exhibit 10.40.12 to the Registrant’s Quarterly Report on Form 10-Q for the fiscal quarter ended January 2, 2010, filed on February 16, 2010).

10.41**	Cash Balance Retirement Plan for Employees of Associated Grocers, Inc. (predecessor-in-interest to the Registrant) effective January 1, 2004 (incorporated by reference to Exhibit 10.56 to the Registrant’s Quarterly Report on Form 10-Q for the fiscal quarter ended December 29, 2007, filed on February 12, 2008).

10.41.1**	Amendment to the Cash Balance Retirement Plan for Employees of Associated Grocers, Inc. (predecessor-in-interest to the Registrant) effective March 28, 2005 (incorporated by reference to Exhibit 10.56.1 to the Registrant’s Quarterly Report on Form 10-Q for the fiscal quarter ended December 29, 2007, filed on February 12, 2008).

10.41.2**	Amendment to the Cash Balance Retirement Plan for Employees of Associated Grocers, Inc. (predecessor-in-interest to the Registrant) effective June 1, 2007 (incorporated by reference to Exhibit 10.56.2 to the Registrant’s Quarterly Report on Form 10-Q for the fiscal quarter ended December 29, 2007, filed on February 12, 2008).

Exhibit No.	Description
10.41.3**	Amendment No. 3 to the Cash Balance Retirement Plan for Employees of Associated Grocers, Inc. amended as of June 17, 2008 (incorporated by reference to Exhibit 10.56.2 to the Registrant’s Quarterly Report on Form 10-Q for the fiscal quarter ended June 28, 2008, filed on August 12, 2008).

10.41.4**	Amended and Restated Cash Balance Retirement Plan for Employees of Associated Grocers, Inc. (predecessor-in-interest to the Registrant), effective December 31, 2008 (incorporated by reference to Exhibit 10.41.3 to the Registrant’s Quarterly Report on Form 10-Q for the fiscal quarter ended December 27, 2008, filed on February 10, 2009).

10.41.5**	Amendment to Cash Balance Retirement Plan for Employees of Associated Grocers, Inc. (predecessor-in-interest to the Registrant), amended as of May 10, 2010 (incorporated by reference to Exhibit 10.41.5 to the Registrant’s Quarterly Report on Form 10-Q for the fiscal quarter ended April 3, 2010, filed on May 14, 2010).

10.42**	Union Bank of California Trust Agreement for Cash Balance Retirement Plan for Employees of Associated Grocers, Inc. (predecessor-in-interest to the Registrant) as of September 13, 2004 (incorporated by reference to Exhibit 10.57 to the Registrant’s Quarterly Report on Form 10-Q for the fiscal quarter ended December 29, 2007, filed on February 12, 2008).

10.43**	Unified Western Grocers, Inc. Early Retirement Program (incorporated by reference to Exhibit 10.28 to the Form S-4 Registration Statement filed on August 26, 1999, File No. 333-05917).

10.44	Smart & Final Supply Agreement Dated May 16, 2003 (incorporated by reference to Exhibit 10.45 to Registrant’s Form 10-Q for the fiscal quarter ended June 28, 2003 filed on August 8, 2003, File No. 000-10815).

10.45	Stock Purchase Agreement dated March 26, 1999 by and among Grocers Capital Company, K.V. Mart Co., an affiliate of Darioush Khaledi, Khaledi Family Partnership I, Khaledi Family Trust dated May 17, 1995, and Parviz Vazin and Vida Vazin (incorporated by reference to Exhibit 10.35 to the Registrant’s Annual Report on Form 10-K for the fiscal year ended September 30, 2000, filed on December 26, 2000, File No. 000-10815).

10.46	Pledge Agreement dated March 26, 1999 by Khaledi Family Partnership I, Khaledi Family Trust dated May 17, 1995, and Parviz Vazin and Vida Vazin in favor of Grocers Capital Company (incorporated by reference to Exhibit 10.36 to the Registrant’s Annual Report on Form 10-K for the fiscal year ended September 30, 2000, filed on December 26, 2000, File No. 000-10815).

10.47	Guaranty dated March 26, 1999 by K.V. Mart Co. in favor of Grocers Capital Company (incorporated by reference to Exhibit 10.37 to the Registrant’s Annual Report on Form 10-K for the fiscal year ended September 30, 2000, filed on December 26, 2000, File No. 000-10815).

10.48	Term Loan Agreement dated as of May 12, 2000 between K.V. Mart Co. and Unified Western Grocers, Inc. relating to a $7,000,000 Promissory Note due May 12, 2005 in favor of Unified Western Grocers, Inc. by K.V. Mart Co. (incorporated by reference to Exhibit 10.38 to the Registrant’s Form 10-Q for the quarterly period ended July 1, 2000 filed on August 17, 2000, File No. 000-10815).

10.49	Security Agreement dated as of May 12, 2000 between K.V. Mart Co. and Unified Western Grocers, Inc. relating to the Term Loan Agreement dated as of May 12, 2000 between K.V. Mart Co. and Unified Western Grocers, Inc. (incorporated by reference to Exhibit 10.39 to the Registrant’s Form 10-Q for the quarterly period ended July 1, 2000 filed on August 17, 2000, File No. 000-10815).

10.50	Guaranty dated as of May 12, 2000 by Darioush Khaledi and Shahpar Khaledi, husband and wife, Darioush Khaledi, as Trustee of the Khaledi Family Trust under Declaration of Trust dated May 17, 1995, K.V. Property Company, and Parviz Vazin and Vida Vazin in favor of Unified Western Grocers, Inc. issued pursuant to that certain Term Loan Agreement dated as of May 12, 2000 between K.V. Mart Co. and Unified Western Grocers, Inc. (incorporated by reference to Exhibit 10.40 to the Registrant’s Form 10-Q for the quarterly period ended July 1, 2000 filed on August 17, 2000, File No. 000-10815).

Exhibit No.	Description
10.51	Stock Collateral Acknowledgement and Consent dated as of May 12, 2000 executed by the shareholders of K.V. Mart Co. (incorporated by reference to Exhibit 10.41 to the Registrant’s Form 10-Q for the quarterly period ended July 1, 2000 filed on August 17, 2000, File No. 000-10815).

10.52	Loan guaranties dated June 12, 1980 and September 30, 1988, given by United Grocers, Inc. (predecessor-in-interest to the Registrant) for the benefit of C&K Market, Inc., an affiliate of Raymond L. Nidiffer (incorporated by reference to Exhibit 10.I12 to United Grocers’ Form 10-K for the fiscal year ended September 30, 1989).

10.53	Agreement for Purchase and Sale and Escrow Instructions dated September 17, 1997, between United Grocers, Inc. (predecessor-in-interest to the Registrant) and C&K Market, Inc., an affiliate of Raymond L. Nidiffer (incorporated by reference to Exhibit 10.I5 to United Grocers, Inc.’s Form 10-K for the fiscal year ended October 2, 1998 filed on January 20, 1999, File No. 002-60487).

10.54	Stock Purchase Agreement dated November 17, 1997, by and among United Grocers, Inc. (predecessor-in-interest to the Registrant) and C&K Market, an affiliate of Raymond L. Nidiffer (incorporated by reference to Exhibit 10.I6 to Form 10-K of United Grocers, Inc. filed on January 20, 1999, File No. 002-60487).

10.55	Preferred Stock Purchase Agreement by and between C & K Market, Inc. and Unified Western Grocers, Inc. dated as of December 19, 2000 (incorporated by reference to Exhibit 10.47 to the Registrant’s Form 10-Q for the quarterly period ended December 31, 2000, filed on February 13, 2001, File No. 000-10815).

10.56	Shareholders Agreement by and among Unified Western Grocers, Inc., C & K Market, Inc. and designated shareholders of C & K Market, Inc. dated as of December 19, 2000 (incorporated by reference to Exhibit 10.48 to the Registrant’s Form 10-Q for the quarterly period ended December 31, 2000, filed on February 13, 2001, File No. 000-10815).

10.57	Series A Preferred Stock Exchange Agreement dated as of December 29, 2003, by and between C&K Market, Inc. and the Registrant (incorporated by reference to Exhibit 10.60 to the Registrant’s Form 10-Q for the fiscal quarter ended December 27, 2003 filed on February 10, 2004, File No. 000-10815).

10.58	Shareholders Agreement dated as of December 29, 2003, by and among the Registrant, C&K Market, Inc. and designated shareholders of C&K Market, Inc. (incorporated by reference to Exhibit 10.61 to the Registrant’s Form 10-Q for the fiscal quarter ended December 27, 2003 filed on February 10, 2004, File No. 000-10815).

10.59	Supply Agreement dated as of December 29, 2003, by and between the Registrant and C&K Market, Inc. (incorporated by reference to Exhibit 10.62 to the Registrant’s Form 10-Q for the fiscal quarter ended December 27, 2003 filed on February 10, 2004, File No. 000-10815).

10.60	Continuing Guaranty dated as of December 29, 2003, by designated shareholders of C&K Market, Inc. in favor of the Registrant relating to the Series A Preferred Stock Exchange Agreement dated as of December 29, 2003, by and between C&K Market, Inc. and the Registrant (incorporated by reference to Exhibit 10.63 to the Registrant’s Form 10-Q for the fiscal quarter ended December 27, 2003 filed on February 10, 2004, File No. 000-10815).

10.61	Intercreditor and Subordination Agreement dated as of December 29, 2003, by and among designated subordinated creditors of C&K Market, Inc., C&K Market, Inc. and the Registrant (incorporated by reference to Exhibit 10.64 to the Registrant’s Form 10-Q for the fiscal quarter ended December 27, 2003 filed on February 10, 2004, File No. 000-10815).

10.62	Right of First Refusal Agreement dated as of December 29, 2003, by and among C&K Market, Inc., designated shareholders of C&K Market, Inc. and the Registrant (incorporated by reference to Exhibit 10.65 to the Registrant’s Form 10-Q for the fiscal quarter ended December 27, 2003 filed on February 10, 2004, File No. 000-10815).

10.63	Purchase and Sale Agreement with Joint Escrow Instructions dated as of June 19, 2003, by and between Registrant and The Alamo Group, Inc. (incorporated by reference to Exhibit 10.47 to the Registrant’s Annual Report on Form 10-K for the fiscal year ended September 27, 2003, filed on December 16, 2003, File No. 000-10815).

Exhibit No.	Description
10.63.1	First Amendment to Purchase and Sale Agreement with Joint Escrow Instructions dated as of July 31, 2003, by and between Registrant and The Alamo Group, Inc. relating to the Purchase and Sale Agreement with Joint Escrow Instructions dated as of June 19, 2003, by and between Registrant and The Alamo Group, Inc. (incorporated by reference to Exhibit 10.49 to the Registrant’s Annual Report on Form 10-K for the fiscal year ended September 27, 2003, filed on December 16, 2003, File No. 000-10815).

10.63.2	Second Amendment to Purchase and Sale Agreement with Joint Escrow Instructions dated as of August 15, 2003, by and between Registrant and The Alamo Group, Inc. relating to the Purchase and Sale Agreement with Joint Escrow Instructions dated as of June 19, 2003, by and between Registrant and The Alamo Group, Inc. (incorporated by reference to Exhibit 10.50 to the Registrant’s Annual Report on Form 10-K for the fiscal year ended September 27, 2003, filed on December 16, 2003, File No. 000-10815).

10.63.3	Third Amendment to Purchase and Sale Agreement with Joint Escrow Instructions dated as of August 22, 2003, by and between Registrant and The Alamo Group, Inc. relating to the Purchase and Sale Agreement with Joint Escrow Instructions dated as of June 19, 2003, by and between Registrant and The Alamo Group, Inc. (incorporated by reference to Exhibit 10.51 to the Registrant’s Annual Report on Form 10-K for the fiscal year ended September 27, 2003, filed on December 16, 2003, File No. 000-10815).

10.63.4	Fourth Amendment to Purchase and Sale Agreement with Joint Escrow Instructions dated as of August 27, 2003, by and between Registrant and The Alamo Group, Inc. relating to the Purchase and Sale Agreement with Joint Escrow Instructions dated as of June 19, 2003, by and between Registrant and The Alamo Group, Inc. (incorporated by reference to Exhibit 10.52 to the Registrant’s Annual Report on Form 10-K for the fiscal year ended September 27, 2003, filed on December 16, 2003, File No. 000-10815).

10.63.5	Fifth Amendment to Purchase and Sale Agreement with Joint Escrow Instructions dated as of November 18, 2003, by and between Registrant and AH Investors, LLC relating to the Purchase and Sale Agreement with Joint Escrow Instructions dated as of June 19, 2003, by and between Registrant and The Alamo Group, Inc. (incorporated by reference to Exhibit 10.53 to the Registrant’s Annual Report on Form 10-K for the fiscal year ended September 27, 2003, filed on December 16, 2003, File No. 000-10815).

10.63.5.1	First Amendment to Agreement Regarding Assets dated as of December 19, 2003, by and among the Registrant, AH Investors, LLC and TDH Investors, LLC relating to the Fifth Amendment to Purchase and Sale Agreement with Joint Escrow Instructions dated as of November 18, 2003, by and between the Registrant and AH Investors, LLC (incorporated by reference to Exhibit 10.56 to the Registrant’s Form 10-Q for the fiscal quarter ended December 27, 2003 filed on February 10, 2004, File No. 000-10815).

10.63.6	Sixth Amendment to Purchase and Sale Agreement with Joint Escrow Instructions dated as of December 19, 2003, by and between the Registrant and AH Investors, LLC relating to the Purchase and Sale Agreement with Joint Escrow Instructions dated as of June 19, 2003, by and between the Registrant and The Alamo Group, Inc. (incorporated by reference to Exhibit 10.57 to the Registrant’s Form 10-Q for the fiscal quarter ended December 27, 2003 filed on February 10, 2004, File No. 000-10815).

10.63.7	Seventh Amendment to Purchase and Sale Agreement with Joint Escrow Instructions dated as of April 26, 2004, by and between the Registrant and AH Investors, LLC relating to the Purchase and Sale Agreement with Joint Escrow Instructions dated as of June 19, 2003, by and between the Registrant and The Alamo Group, Inc. (incorporated by reference to Exhibit 10.66 to the Registrant’s Form 10-Q for the fiscal quarter ended June 26, 2004 filed on August 3, 2004, File No. 000-10815).

Exhibit No.	Description
10.64	Addendum to Purchase and Sale Agreement with Joint Escrow Instructions dated as of June 25, 2003, by and between Registrant and The Alamo Group, Inc. relating to the Purchase and Sale Agreement with Joint Escrow Instructions dated as of June 19, 2003, by and between Registrant and The Alamo Group, Inc. (incorporated by reference to Exhibit 10.48 to the Registrant’s Annual Report on Form 10-K for the fiscal year ended September 27, 2003, filed on December 16, 2003, File No. 000-10815).

10.65	Operating Agreement of AH Investors, LLC dated as of November 26, 2003, by and among AH Investors, LLC, Hall Portola, Inc. and Alamo Group VIII, LLC (incorporated by reference to Exhibit 10.54 to the Registrant’s Form 10-Q for the fiscal quarter ended December 27, 2003 filed on February 10, 2004, File No. 000-10815).

10.66	Operating Agreement of TDH Investors, LLC dated as of November 26, 2003, by and among TDH Investors, LLC, Hall Portola, Inc. and Alamo Group VIII, LLC (incorporated by reference to Exhibit 10.55 to the Registrant’s Form 10-Q for the fiscal quarter ended December 27, 2003 filed on February 10, 2004, File No. 000-10815).

10.67	Agreement of Settlement and Release dated as of September 28, 2007, by and among AH Investors, LLC, Passco Save, LLC, Unified Western Grocers, Inc. and Lomo, Inc. (incorporated by reference to Exhibit 10.58 to the Registrant’s Quarterly Report on Form 10-Q for the fiscal quarter ended December 29, 2007, filed on February 12, 2008).

10.67.1	First Amendment to Agreement of Settlement and Release dated as of December 28, 2007, by and among AH Investors, LLC, Passco Save, LLC, Unified Western Grocers, Inc. and Lomo, Inc. (incorporated by reference to Exhibit 10.58.1 to the Registrant’s Quarterly Report on Form 10-Q for the fiscal quarter ended December 29, 2007, filed on February 12, 2008).

10.68	First Amendment to Industrial Real Estate Lease Agreement by and between 3301 South Norfolk, LLC., as Landlord, and Unified Western Grocers, Inc., as assigned by Associated Grocers, Inc., as Tenant, under Industrial Real Estate Lease Agreement dated April 19, 2007 (incorporated by reference to Exhibit 10.68 to the Registrant’s Quarterly Report on Form 10-Q for the fiscal quarter ended April 3, 2010, filed on May 14, 2010).

10.68.1	Second Amendment to Industrial Real Estate Lease Agreement by and between 3301 South Norfolk, LLC., as Landlord, and Unified Grocers, Inc., formerly Unified Western Grocers, Inc., as assigned by Associated Grocers, Inc., as Tenant, under Industrial Real Estate Lease Agreement dated April 19, 2007 (incorporated by reference to Exhibit 10.68.1 to the Registrant’s Quarterly Report on Form 10-Q for the fiscal quarter ended January 1, 2011, filed on February 15, 2011).

10.69	Credit Agreement, dated as of October 8, 2010, by and among Unified Grocers, Inc., the lenders party thereto, and Wells Fargo Bank, National Association, as Administrative Agent (incorporated by reference to Exhibit 99.1 to the Registrant’s Current Report on Form 8-K, filed on October 13, 2010).

10.69.1	First Amendment to Credit Agreement, dated as of November 12, 2010 (incorporated by reference to Exhibit 10.69.1 to the Registrant’s Annual Report on Form 10-K for the fiscal year ended October 2, 2010, filed on December 10, 2010).

10.70	Security Agreement, dated as of October 8, 2010, by and among Unified Grocers, Inc., Crown Grocers, Inc., Market Centre, and Wells Fargo Bank, National Association, as Administrative Agent and Secured Party for the Beneficiaries (defined therein) (incorporated by reference to Exhibit 99.2 to the Registrant’s Current Report on Form 8-K, filed on October 13, 2010).

10.71	Subsidiary Guaranty, dated as of October 8, 2010, by and among Crown Grocers, Inc. and Market Centre, in favor of Wells Fargo Bank, National Association, as agent and representative of the Lenders and other Beneficiaries described therein (incorporated by reference to Exhibit 99.3 to the Registrant’s Current Report on Form 8-K, filed on October 13, 2010).

10.72	Loan and Security Agreement, dated as of September 24, 2010, by and among Grocers Capital Company, the lenders signatory thereto, and California Bank & Trust, as Arranger and Administrative Agent (incorporated by reference to Exhibit 99.4 to the Registrant’s Current Report on Form 8-K, filed on October 13, 2010).

Exhibit No.	Description
10.73**	Form of Severance Agreement for Vice Presidents, Senior Vice Presidents and Executive Vice Presidents with Less Than Three Years in an Officer Position dated as of December 30, 2010, executed by John C. Bedrosian, Dirk T. Davis, Joseph L. Falvey, Carolyn S. Fox, Donald E. Gilpin, Gary C. Hammett, Gary S. Herman, Robert E. Lutz, Daniel J. Murphy, Christine Neal, Joseph A. Ney, Randall G. Scoville and Rodney L. Van Bebber (incorporated by reference to Exhibit 10.73 to Post-Effective Amendment No. 2 to Form S-1 Registration Statement of the Registrant filed on January 12, 2011, File No. 333-156519).
10.74**	Form of Severance Agreement for Executive Vice Presidents with Three Years or More in an Officer Position dated as of December 30, 2010, executed by Robert M. Ling, Jr., Richard J. Martin and Philip S. Smith (incorporated by reference to Exhibit 10.74 to Post-Effective Amendment No. 2 to Form S-1 Registration Statement of the Registrant filed on January 12, 2011, File No. 333-156519).
10.75**	Amended and Restated Unified Grocers, Inc. Cash Balance Plan, generally effective January 1, 2010, as amended (incorporated by reference to Exhibit 10.75 to the Registrant’s Quarterly Report on Form 10-Q for the fiscal quarter ended April 2, 2011, filed on May 17, 2011).
10.75.1*(**)	Amendment No. 1 to the Unified Grocers, Inc. Cash Balance Plan, amended as of November 29, 2011.
10.76**	Amended and Restated Unified Grocers, Inc. Employee Savings Plan, effective January 1, 2010, except as otherwise provided (incorporated by reference to Exhibit 10.76 to the Registrant’s Quarterly Report on Form 10-Q for the fiscal quarter ended April 2, 2011, filed on May 17, 2011).
10.76.1**	Amendment No. 1 to the Unified Grocers, Inc. Employees Savings Plan, amended as of March 17, 2011 (incorporated by reference to Exhibit 10.76.1 to the Registrant’s Quarterly Report on Form 10-Q for the fiscal quarter ended April 2, 2011, filed on May 17, 2011).
10.77**	Amended and Restated Unified Grocers, Inc Sheltered Savings Plan, effective January 1, 2010, except as otherwise provided (incorporated by reference to Exhibit 10.77 to the Registrant’s Quarterly Report on Form 10-Q for the fiscal quarter ended April 2, 2011, filed on May 17, 2011).
10.77.1**	Amendment No. 1 to the Unified Grocers, Inc. Sheltered Savings Plan, amended as of March 17, 2011 (incorporated by reference to Exhibit 10.77.1 to the Registrant’s Quarterly Report on Form 10-Q for the fiscal quarter ended April 2, 2011, filed on May 17, 2011).
10.78*(**)	Unified Grocers, Inc. Executive Medical Reimbursement Plan, dated as of January 1, 2011.
10.79*(**)	Unified Grocers, Inc. Officer Retiree Medical Plan Document and Summary Plan Description, effective October 1, 2011.
14	Code of Financial Ethics (incorporated by reference to Exhibit 14.1 to the Registrant’s Annual Report on Form 10-K for the fiscal year ended October 1, 2005, filed on December 21, 2005, File No. 000-10815).
21*	Subsidiaries of the Registrant.
31.1*	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2*	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1*	Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2*	Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101.INS****	XBRL Instance Document.
101.SCH****	XBRL Taxonomy Extension Schema Document.
101.CAL****	XBRL Taxonomy Extension Calculation Linkbase Document.
101.DEF****	XBRL Taxonomy Extension Definition Linkbase Document.
101.LAB****	XBRL Taxonomy Extension Label Linkbase Document.
101.PRE****	XBRL Taxonomy Extension Presentation Linkbase Document.

*	Filed herein.
**	Management contract or compensatory plan or arrangement.

***	Confidential treatment was requested with respect to the omitted portions of this Exhibit, which portions have been filed separately with the Securities and Exchange Commission. Certain schedules were omitted in reliance upon Item 601(b)(2) of Regulation S-K. The Company agreed to furnish the SEC, supplementally, with a copy of any omitted schedule(s) upon request.
****	Pursuant to Rule 406T of Regulation S-T, the Interactive Data Files on Exhibit 101 hereto, formatted in XBRL (eXtensible Business Reporting Language), are deemed not filed or part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933, as amended, are deemed not filed for purposes of Section 18 of the Securities Exchange Act of 1934, as amended, and otherwise are not subject to liability under those sections.

    (c) Financial Statement Schedule:

Schedule II—Valuation and Qualifying Accounts for the fiscal years ended October 1, 2011, October 2, 2010 and October 3, 2009.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

UNIFIED GROCERS, INC.

By	/S/ RICHARD J. MARTIN
Richard J. Martin
Executive Vice President, Finance & Administration and Chief Financial Officer (Duly Authorized Officer and Principal Financial and Accounting Officer)

Dated:    December 9, 2011

POWER OF ATTORNEY

KNOW ALL PERSONS BY THESE PRESENTS, that each person whose signature appears below hereby constitutes and appoints Robert M. Ling, Jr., President, General Counsel and Secretary, his or her true and lawful attorney-in-fact and agent, with full power of substitution, to sign and execute on behalf of the undersigned any and all amendments to this report, and to perform any acts necessary in order to file the same, with all exhibits thereto and other documents in connection therewith with the Securities and Exchange Commission, granting unto said attorney-in-fact and agent full power and authority to do and perform each and every act and thing requested and necessary to be done in connection therewith, as fully to all intents and purposes as he might or could do in person, hereby ratifying and confirming all that said attorney-in-fact and agent, or their or his or her substitutes, shall do or cause to be done by virtue hereof.

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ ALFRED A. PLAMANN Alfred A. Plamann	Chief Executive Officer (Principal Executive Officer)	December 9, 2011

/s/ RICHARD J. MARTIN Richard J. Martin	Executive Vice President, Finance & Administration and Chief Financial Officer (Principal Financial and Accounting Officer)	December 9, 2011

/s/ RANDALL G. SCOVILLE Randall G. Scoville	Senior Vice President, Accounting and Chief Accounting Officer	December 9, 2011

/s/ LOUIS A. AMEN Louis A. Amen	Director	December 9, 2011

/s/ JOHN BERBERIAN John Berberian	Director	December 9, 2011

Signature	Title	Date

/s/ OSCAR GONZALEZ Oscar Gonzalez	Director	December 9, 2011

/s/ RICHARD E. GOODSPEED Richard E. Goodspeed	Director	December 9, 2011

/s/ TERRY R. HALVERSON Terry R. Halverson	Director	December 9, 2011

/s/ PAUL KAPIOSKI Paul Kapioski	Director	December 9, 2011

/s/ DARIOUSH KHALEDI Darioush Khaledi	Director	December 9, 2011

/s/ MARK KIDD Mark Kidd	Director	December 9, 2011

/s/ JOHN D. LANG John D. Lang	Director	December 9, 2011

/s/ JAY T. MCCORMACK Jay T. McCormack	Director	December 9, 2011

/s/ JOHN NAJJAR John Najjar	Director	December 9, 2011

/s/ MICHAEL A. PROVENZANO, JR. Michael A. Provenzano, Jr.	Director	December 9, 2011

/s/ THOMAS S. SAYLES Thomas S. Sayles	Director	December 9, 2011

Mimi R. Song	Director	December , 2011

/s/ ROBERT E. STILES Robert E. Stiles	Director	December 9, 2011

/s/ MICHAEL S. TRASK Michael S. Trask	Director	December 9, 2011

/s/ KENNETH R. TUCKER Kenneth Ray Tucker	Director	December 9, 2011

/s/ RICHARD L. WRIGHT Richard L. Wright	Director	December 9, 2011

Schedule II

Valuation and Qualifying Accounts

For the Fiscal Years Ended October 1, 2011, October 2, 2010 and

October 3, 2009

(dollars in thousands)
	Balance at Beginning of Period	Additions (Reductions) Charged (Credited) to Costs and Expense	Write-Offs(a)	Balance at end of Period
Year ended October 3, 2009:
Reserves and allowances deducted from asset accounts:
Allowance for uncollectible accounts and notes receivable	$2,649	$1,394	$(584)	$3,459

Year ended October 2, 2010:
Reserves and allowances deducted from asset accounts:
Allowance for uncollectible accounts and notes receivable	$3,459	$149	$(386)	$3,222

Year ended October 1, 2011:
Reserves and allowances deducted from asset accounts:
Allowance for uncollectible accounts and notes receivable	$3,222	$389	$(728)	$2,883

(a)	Accounts written off, net of recoveries.