Form 10-Q
period 2011-12-31
UNIFIED GROCERS, INC.
filed 2012-02-13
CIK 320431

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR	THE QUARTERLY PERIOD ENDED DECEMBER 31, 2011

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

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

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date. As of January 28, 2012, the number of shares outstanding was:

Class A: 156,100 shares; Class B: 429,599 shares; Class C: 15 shares; Class E: 251,808 shares

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS (UNAUDITED)

Unified Grocers, Inc. and Subsidiaries

Consolidated Condensed Balance Sheets – Unaudited

(dollars in thousands)

	December 31, 2011	October 1, 2011
Assets

Current assets:
Cash and cash equivalents	$11,112	$5,117
Accounts and current portion of notes receivable, net of allowances of $2,464 and $2,302 at December 31, 2011 and October 1, 2011, respectively	195,750	191,684
Inventories	244,228	267,745
Prepaid expenses and other current assets	8,727	9,118
Deferred income taxes	8,445	8,445

Total current assets	468,262	482,109
Properties and equipment, net	178,036	179,811
Investments	89,985	88,599
Notes receivable, less current portion and net of allowances of $598 and $581 at December 31, 2011 and October 1, 2011, respectively	18,870	17,809
Goodwill	38,997	38,997
Other assets, net	118,039	116,353

Total Assets	$912,189	$923,678

Liabilities and Shareholders’ Equity

Current liabilities:
Accounts payable	$181,264	$209,886
Accrued liabilities	62,750	62,047
Current portion of notes payable	3,793	3,748
Members’ deposits and estimated patronage dividends	12,666	13,398

Total current liabilities	260,473	289,079
Notes payable, less current portion	237,303	226,162
Long-term liabilities, other	224,150	221,773
Members and Non-Members’ deposits	8,779	5,959
Commitments and contingencies

Shareholders’ equity:
Class A Shares: 500,000 shares authorized, 155,750 and 158,550 shares outstanding at December 31, 2011 and October 1, 2011, respectively	29,079	29,531
Class B Shares: 2,000,000 shares authorized, 429,615 and 440,273 shares outstanding at December 31, 2011 and October 1, 2011, respectively	76,721	78,465
Class E Shares: 2,000,000 shares authorized, 251,808 shares outstanding at both December 31, 2011 and October 1, 2011	25,181	25,181
Retained earnings after elimination of accumulated deficit of $26,976 effective September 28, 2002 – allocated	80,460	78,183
Retained earnings – non-allocated	6,864	6,864

Total retained earnings	87,324	85,047
Receivable from sale of Class A Shares to Members	(1,093)	(1,179)
Accumulated other comprehensive loss	(35,728)	(36,340)

Total shareholders’ equity	181,484	180,705

Total Liabilities and Shareholders’ Equity	$912,189	$923,678

The accompanying notes are an integral part of these statements.

Unified Grocers, Inc. and Subsidiaries

Consolidated Condensed Statements of Earnings – Unaudited

(dollars in thousands)

	Thirteen Weeks Ended
	December 31, 2011	January 1, 2011
Net sales	$991,123	$980,275
Cost of sales	907,159	892,628
Distribution, selling and administrative expenses	73,055	75,657

Operating income	10,909	11,990
Interest expense	(3,074)	(3,237)

Earnings before estimated patronage dividends and income taxes	7,835	8,753
Estimated patronage dividends	(1,677)	(3,406)

Earnings before income taxes	6,158	5,347
Income taxes	(2,033)	(1,699)

Net earnings	$4,125	$3,648

The accompanying notes are an integral part of these statements.

Unified Grocers, Inc. and Subsidiaries

Consolidated Condensed Statements of Comprehensive Earnings – Unaudited

(dollars in thousands)

	Thirteen Weeks Ended
	December 31, 2011	January 1, 2011
Net earnings	$4,125	$3,648
Other comprehensive earnings, net of income taxes:
Unrealized net holding gain (loss) on investments, net of income tax expense (benefit) of $331 and ($371) for the thirteen weeks ended December 31, 2011 and January 1, 2011, respectively	612	(689)

Comprehensive earnings	$4,737	$2,959

The accompanying notes are an integral part of these statements.

Unified Grocers, Inc. and Subsidiaries

Consolidated Condensed Statements of Cash Flows – Unaudited

(dollars in thousands)

	Thirteen Weeks Ended
	December 31, 2011	January 1, 2011
Cash flows from operating activities:
Net earnings	$4,125	$3,648
Adjustments to reconcile net earnings to net cash provided by operating activities:
Depreciation and amortization	6,303	6,098
Provision for doubtful accounts	229	141
Loss on sale of properties and equipment	2	—
Pension contributions	(2,564)	(1,626)
(Increase) decrease in assets:
Accounts receivable	(4,570)	22,005
Inventories	23,517	18,440
Prepaid expenses and other current assets	391	707
Increase (decrease) in liabilities:
Accounts payable	(29,128)	(32,903)
Accrued liabilities	703	(4,675)
Long-term liabilities, other	4,653	4,244

Net cash provided by operating activities	3,661	16,079

Cash flows from investing activities:
Purchases of properties and equipment	(1,909)	(3,803)
Purchases of securities and other investments	(6,329)	(40,025)
Proceeds from maturities or sales of securities and other investments	5,431	40,540
Origination of notes receivable	(1,700)	(1,669)
Collection of notes receivable	914	1,794
Proceeds from sales of properties and equipment	9	—
Increase in other assets	(3,398)	(4,439)

Net cash utilized by investing activities	(6,982)	(7,602)

Cash flows from financing activities:
Net borrowings under secured revolving credit agreements	12,100	3,200
Repayments of notes payable	(914)	(65)
Payment of deferred financing fees	—	(2,586)
(Decrease) increase in Members’ deposits and estimated patronage dividends	(732)	32
Increase in Members and Non-Members’ deposits	2,820	39
Decrease in receivable from sale of Class A Shares to Members, net	86	188
Repurchase of shares from Members	(4,263)	(7,649)
Issuance of shares to Members	219	17

Net cash provided (utilized) by financing activities	9,316	(6,824)

Net increase in cash and cash equivalents	5,995	1,653
Cash and cash equivalents at beginning of period	5,117	5,901

Cash and cash equivalents at end of period	$11,112	$7,554

Supplemental disclosure of cash flow information:
Cash paid during the period for:
Interest	$2,841	$3,008
Income taxes	$40	$3

The accompanying notes are an integral part of these statements.

Unified Grocers, Inc. and Subsidiaries

NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS – UNAUDITED

1.     BASIS OF PRESENTATION

The consolidated condensed financial statements include the accounts of Unified Grocers, Inc. and all its subsidiaries (the “Company” or “Unified”). Inter-company transactions and accounts with subsidiaries have been eliminated. The interim financial statements included herein have been prepared by the Company without audit, pursuant to the rules and regulations promulgated by the Securities and Exchange Commission (the “SEC”). Certain information and note disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”) have been omitted pursuant to SEC rules and regulations; nevertheless, management believes that the disclosures are adequate to make the information presented not misleading. These consolidated condensed financial statements should be read in conjunction with the audited financial statements and notes thereto included in the Company’s latest Annual Report on Form 10-K for the year ended October 1, 2011 filed with the SEC. The results of operations for the interim periods are not necessarily indicative of the results for the full year.

The consolidated condensed financial statements reflect all adjustments that, in the opinion of management, are both of a normal and recurring nature and necessary for the fair presentation of the results for the interim periods presented. The preparation of the consolidated condensed financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the amounts reported in the consolidated condensed financial statements and accompanying notes. As a result, actual results could differ from those estimates.

The Company’s banking arrangements allow the Company to fund outstanding checks when presented for payment to the financial institutions utilized by the Company for disbursements. This cash management practice frequently results in total issued checks exceeding the available cash balance at a single financial institution. The Company’s policy is to record its cash disbursement accounts with a cash book overdraft in accounts payable. At December 31, 2011 and October 1, 2011, the Company had book overdrafts of $54.8 million and $48.0 million, respectively, classified in accounts payable and included in cash provided by operating activities.

Reclassifications – The Company has modified its cash flow presentation to disclose net borrowing activities under secured revolving credit agreements as a separate line item under financing activities. The Company has conformed its presentation for the thirteen weeks ended January 1, 2011 to be consistent with the current year’s presentation.

2.     FAIR VALUE OF FINANCIAL INSTRUMENTS

The Company evaluates the fair value of its assets and liabilities in accordance with the Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) Topic 820, “Fair Value Measurements and Disclosures” (“ASC Topic 820”) and ASC Topic 825, “Financial Instruments.”

ASC Topic 820 establishes a hierarchy for evaluating assets and liabilities valued at fair value as follows:

•	Level 1 – Quoted prices (unadjusted) in active markets for identical assets or liabilities.

•

Level 2 – Inputs other than quoted prices included in Level 1 that are either directly or indirectly observable. These inputs include quoted prices for similar assets or liabilities other than quoted prices in Level 1, quoted prices in markets that are not active, or other inputs that are observable or can be derived principally from or corroborated by observable market data for substantially the full term of the assets or liabilities.

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

Concentration of credit risk.    The Company’s largest customer, Smart & Final, Inc., a Non-Member customer, and the ten largest Member and Non-Member customers (including Smart & Final, Inc.) constituted approximately 12% and 45%, respectively, of total net sales for the thirteen week period ended December 31, 2011, and approximately 10% and 44%, respectively, of total net sales for the thirteen week period ended January 1, 2011. The Company’s ten customers with the largest accounts receivable balances accounted for approximately 38% and 37% of total accounts receivable at December 31, 2011 and October 1, 2011, respectively. Management believes that receivables are well diversified, and the allowances for doubtful accounts are sufficient to absorb estimated losses.

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

The following table represents the Company’s financial instruments recorded at fair value and the hierarchy of those assets as of December 31, 2011:

(dollars in thousands)
	Level 1	Level 2	Level 3	Total
Money market funds	$2,886	$—	$—	$2,886
Common equity securities	9,394	—	—	9,394
Mutual funds	11,427	—	—	11,427
Corporate securities	—	24,876	—	24,876
Government securities	10,623	30,428	—	41,051
Municipal securities	—	1,163	—	1,163

Total	$34,330	$56,467	$—	$90,797

The following table represents the Company’s financial instruments recorded at fair value and the hierarchy of those assets as of October 1, 2011:

(dollars in thousands)
	Level 1	Level 2	Level 3	Total
Money market funds	$1,604	$—	$—	$1,604
Common equity securities	8,657	—	—	8,657
Mutual funds	10,683	—	—	10,683
Corporate securities	—	25,440	—	25,440
Government securities	10,637	29,456	—	40,093
Municipal securities	—	907	—	907

Total	$31,581	$55,803	$—	$87,384

Money market funds are valued based on quoted prices in active markets (Level 1 inputs) and are included in cash and cash equivalents in the Company’s consolidated condensed balance sheets. Common equity securities and mutual funds are valued based on information received from a third party. These assets are valued based on quoted prices in active markets (Level 1 inputs). As of December 31, 2011, $9.4 million of common equity securities are included in investments and $11.4 million of mutual funds are included in other assets in the Company’s consolidated condensed balance sheets. Corporate securities, consisting of high quality investment grade corporate bonds, and government and municipal securities, consisting of obligations of U.S. government corporations and agencies, U.S. government treasury securities and U.S. state and municipal bonds, are held by two of the Company’s insurance subsidiaries to fund loss reserves. These assets are valued based on information received from a third party pricing service. For assets traded in active markets, the assets are valued at quoted bond market prices (Level 1 inputs). For assets traded in inactive markets, the service’s pricing methodology uses observable inputs (such as bid/ask quotes) for identical or similar assets. Assets considered to be similar will have similar characteristics, such as: duration, volatility, prepayment speed, interest rates, yield curves, and/or risk profile and other market corroborated inputs (Level 2 inputs). The Company determines the classification of financial asset groups within the fair value hierarchy based on the lowest level of input into each group’s asset valuation. The financial instruments included in the preceding table, other than money market funds and mutual funds discussed above, are included in investments in the Company’s consolidated condensed balance sheets at December 31, 2011.

The Company did not have any transfers into and out of Levels 1 and 2 during the thirteen week period ended December 31, 2011. Since the Company does not own any Level 3 financial instruments, the adoption of the requirement pursuant to Accounting Standards Update No. 2010-06, “Improving Disclosures About Fair Value Measurements,” to separate disclosures on a gross basis about purchases, sales, issuances and settlements relating to Level 3 measurements did not have an impact on the Company’s consolidated condensed financial statements.

Notes payable.    The fair values of borrowings under the Company’s revolving credit facilities are estimated to approximate their carrying amounts due to the short maturities of those obligations. The fair values for other notes payable are based primarily on rates currently available to the Company for debt with similar terms and remaining maturities.

The fair value of notes payable, excluding capital leases, was $248.5 million and $237.2 million compared to their carrying value of $241.0 million and $229.7 million at December 31, 2011 and October 1, 2011, respectively.

The methods and assumptions used to estimate the fair values of the Company’s financial instruments at December 31, 2011 and October 1, 2011 were based on estimates of market conditions, estimates using present value and risks existing at that time. These values represent an approximation of possible value and may never actually be realized.

3.     INVESTMENTS

The amortized cost and fair value of investments are as follows:

(dollars in thousands)
December 31, 2011	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Available for sale securities:
Fixed maturity securities:
U.S. Treasury securities and obligations of U.S. government corporations and agencies	$39,236	$1,825	$(10)	$41,051
Municipal securities	1,115	48	—	1,163
Corporate securities	24,257	724	(105)	24,876

Total fixed maturity securities	64,608	2,597	(115)	67,090
Equity securities	10,478	2	(1,086)	9,394

Total available for sale securities	$75,086	$2,599	$(1,201)	76,484

Common stock, at cost				13,501

Total investments				$89,985

(dollars in thousands)
October 1, 2011	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Available for sale securities:
Fixed maturity securities:
U.S. Treasury securities and obligations of U.S. government corporations and agencies	$38,239	$1,883	$(29)	$40,093
Municipal securities	870	37	—	907
Corporate securities	24,954	652	(166)	25,440

Total fixed maturity securities	64,063	2,572	(195)	66,440
Equity securities	10,110	—	(1,453)	8,657

Total available for sale securities	$74,173	$2,572	$(1,648)	75,097

Common stock, at cost				13,502

Total investments				$88,599

During the interim period ended December 31, 2011 and the fiscal year ended October 1, 2011, the Company did not hold any trading or held-to-maturity securities.

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

Unrealized losses on the Company’s investments in fixed maturity securities and equity securities were caused by interest rate increases rather than credit quality. Because the Company’s insurance subsidiaries do not intend to sell, nor do they have or anticipate having a regulatory requirement to sell these investments until recovery of fair value, which may be upon maturity, the Company does not consider these investments to be other-than-temporarily impaired at December 31, 2011.

The table below illustrates the length of time available for sale fixed maturity securities and equity securities, not deemed to be other-than-temporarily impaired, have been in a continuous unrealized loss position at December 31, 2011:

(dollars in thousands)	Less than 12 Months		12 Months or Greater		Total
Description of Securities	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
U.S. Treasury securities and obligations of U.S. government corporations and agencies	$4,168	$10	$—	$—	$4,168	$10
Corporate debt securities	4,773	90	205	15	4,978	105
Equity securities	9,186	1,086	—	—	9,186	1,086

Total investments	$18,127	$1,186	$205	$15	$18,332	$1,201

The table below illustrates the length of time available for sale fixed maturity securities and equity securities, not deemed to be other-than-temporarily impaired, have been in a continuous unrealized loss position at October 1, 2011:

(dollars in thousands)	Less than 12 Months		12 Months or Greater		Total
Description of Securities	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
U.S. Treasury securities and obligations of U.S. government corporations and agencies	$5,957	$29	$—	$—	$5,957	$29
Corporate debt securities	10,642	166	—	—	10,642	166
Equity securities	8,657	1,453	—	—	8,657	1,453

Total investments	$25,256	$1,648	$—	$—	$25,256	$1,648

Available for sale fixed maturity securities are due as follows:

(dollars in thousands)
December 31, 2011	Amortized Cost	Fair Value
Due in one year or less	$2,164	$2,172
Due after one year through five years	17,391	18,007
Due after five years through ten years	19,034	19,833
Due after ten years	26,019	27,078

	$64,608	$67,090

Expected maturities will differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties. Corporate mortgage-backed securities are shown as being due at their average expected maturity dates.

Amounts reported as “due in one year or less” are included in long-term investments, as the Company’s insurance subsidiaries are required to maintain investments in support of regulatory deposit requirements. Hence, investments with maturities less than one year maintained in support of this long-term commitment are generally sold to repurchase investments with longer maturities. As these investments continue to support a long-term commitment obligation related to insurance reserves, the Company classifies such amounts as long-term. At December 31, 2011 and October 1, 2011, the long-term portion of the related insurance reserves of $33.9 million and $33.8 million, respectively, are included in long-term liabilities, other in the Company’s consolidated condensed balance sheets.

Investments carried at fair values of $42.7 million and $42.4 million at December 31, 2011 and October 1, 2011 (which include $0.8 million and $0.5 million recorded in cash and cash equivalents), respectively, are maintained in support of regulatory deposit requirements ($38.8 million in direct deposit of securities at both December 31, 2011 and October 1, 2011) in compliance with statutory regulations. Investments with fair values of $7.3 million at both December 31, 2011 and October 1, 2011 (which include $0.1 million recorded in cash and cash equivalents) are on deposit with regulatory authorities in compliance with statutory regulations. Investments with fair values of $0.9 million at both December 31, 2011 and October 1, 2011 (which include zero recorded in cash and cash equivalents) are on deposit in compliance with collateral requirements on reinsurance arrangements.

Net investment income, which is included in net sales, is summarized as follows:

(dollars in thousands)
	Thirteen Weeks Ended
	December 31, 2011	January 1, 2011
Fixed maturity securities	$583	$1,088
Equity securities	399	394
Cash and cash equivalents	—	1

	982	1,483
Less: investment expenses	(75)	(77)

	$907	$1,406

Equity investments held by the Company that do not have readily determinable fair values are accounted for using the cost or equity methods of accounting. The Company evaluated its equity investments for impairment as of December 31, 2011, and the Company did not consider any of these equity investments to be impaired.

The Company held investments in Western Family Holding Company (“Western Family”) common stock of $9.4 million at both December 31, 2011 and October 1, 2011. Western Family is a private cooperative located in Oregon from which the Company purchases food and general merchandise products. The investment represents approximately a 20% ownership interest at both December 31, 2011 and October 1, 2011. The Company’s ownership percentage in Western Family is based, in part, on the volume of purchases transacted with Western Family. The investment is accounted for using the equity method of accounting.

The Company’s wholly-owned finance subsidiary, Grocers Capital Company (“GCC”), has an investment in National Consumer Cooperative Bank (“NCB”), which operates as a cooperative and therefore its borrowers are required to own its Class B common stock. The investment in the Class B common stock of NCB aggregated $4.1 million at both December 31, 2011 and October 1, 2011. The Company did not recognize dividend income from NCB in the interim period ended December 31, 2011 or the fiscal year ended October 1, 2011.

4.     SEGMENT INFORMATION

Unified is a retailer-owned, grocery wholesale cooperative serving supermarket, specialty and convenience store operators located primarily in the western United States and the Pacific Rim. The Company’s customers range in size from single store operators to regional supermarket chains. The Company sells a wide variety of products typically found in supermarkets. The Company’s customers include its owners (“Members”) and non-owners (“Non-Members”). The Company sells products through Unified or through its specialty food subsidiary (Market Centre) and international sales subsidiary (Unified International, Inc.). The Company reports all product sales in its Wholesale Distribution segment. The Company also provides support services, including insurance and financing, to its customers through the Wholesale Distribution segment and through separate subsidiaries. Insurance activities are reported in Unified’s Insurance segment while finance activities are grouped within Unified’s All Other business activities. The availability of specific products and services may vary by geographic region.

Management identifies segments based on the information monitored by the Company’s chief operating decision makers to manage the business and, accordingly, has identified the following two reportable segments:

•

The Wholesale Distribution segment includes the results of operations from the sale of groceries and general merchandise products to both Members and Non-Members, including a broad range of branded and corporate brand products in nearly all the categories found in a typical supermarket, including dry grocery, frozen food, deli, meat, dairy, eggs, produce, bakery, ethnic, gourmet, specialty foods, natural and organic products, general merchandise and health and beauty care products. Support services (other than insurance and financing), including promotional planning, retail technology, equipment purchasing services and real estate services, are reported in the Wholesale Distribution segment. As of, and for the thirteen weeks ended, December 31, 2011, the Wholesale Distribution segment collectively represented approximately 99% of the Company’s total net sales and 85% of total assets.

Non-perishable products consist primarily of dry grocery, frozen food, deli, ethnic, gourmet, specialty foods, natural and organic products, general merchandise and health and beauty care. They also include (1) retail support services and (2) products and shipping services provided to Non-Member customers through Unified International, Inc. Perishable products consist primarily of service deli, service bakery, meat, eggs, produce, bakery and dairy. Net sales within the Wholesale Distribution segment include $684.5 million and $700.3 million, or 69.4% and 71.7% of total Wholesale Distribution segment net sales for the thirteen weeks ended December 31, 2011 and January 1, 2011, respectively, attributable to sales of non-perishable products, and $302.5 million and $276.5 million, or 30.6% and 28.3% of total Wholesale Distribution segment net sales for the thirteen weeks ended December 31, 2011 and January 1, 2011, respectively, attributable to sales of perishable products. Wholesale Distribution segment net sales also include revenues attributable to the Company’s retail support services, which comprised less than 1% of total Wholesale Distribution segment net sales, for each of the foregoing respective periods.

•

The Insurance segment includes the results of operations for the Company’s three insurance subsidiaries (Unified Grocers Insurance Services, Springfield Insurance Company and Springfield Insurance Company, Limited). These subsidiaries provide insurance and insurance-related products, including workers’ compensation and liability insurance policies, to both the Company and its Member and Non-Member customers. Unified Grocers Insurance Services is an insurance agency that places business with insurance carriers, both non-affiliated and Springfield Insurance Company. Springfield Insurance Company, Limited is a captive re-insurer for Springfield Insurance Company. Unified Grocers Insurance Services is a licensed insurance agency in Alaska, Arizona, California, Idaho, New Mexico, Nevada, Oregon, Texas, Washington and Utah. Springfield Insurance Company is a licensed insurance carrier in Arizona, California, Colorado, Idaho, Montana, New Mexico, Nevada, Oregon, Texas, Washington, Wyoming and Utah. Springfield Insurance Company, Limited is a licensed insurance carrier in the Commonwealth of Bermuda. As of, and for the thirteen weeks ended, December 31, 2011, the Company’s Insurance segment collectively accounted for approximately 1% of the Company’s total net sales and 12% of total assets.

The All Other category includes the results of operations for the Company’s other support businesses, including its finance subsidiary, whose services are provided to a common customer base, none of which individually meets the quantitative thresholds of a reportable segment. As of, and for the thirteen weeks ended, December 31, 2011, the All Other category collectively accounted for less than 1% of the Company’s total net sales and 3% of total assets.

Information about the Company’s operating segments is summarized below.

(dollars in thousands)
	Thirteen Weeks Ended
	December 31, 2011	January 1, 2011
Net sales
Wholesale distribution	$986,961	$976,805
Insurance	7,054	6,618
All other	345	242
Inter-segment eliminations	(3,237)	(3,390)

Total net sales	$991,123	$980,275

Operating income
Wholesale distribution	$10,156	$10,772
Insurance	638	1,228
All other	115	(10)

Total operating income	10,909	11,990

Interest expense	(3,074)	(3,237)
Estimated patronage dividends	(1,677)	(3,406)
Income taxes	(2,033)	(1,699)

Net earnings	$4,125	$3,648

Depreciation and amortization
Wholesale distribution	$6,205	$6,003
Insurance	84	80
All other	14	15

Total depreciation and amortization	$6,303	$6,098

Capital expenditures
Wholesale distribution	$1,904	$3,787
Insurance	5	16
All other	—	—

Total capital expenditures	$1,909	$3,803

Identifiable assets at December 31, 2011 and January 1, 2011
Wholesale distribution	$772,519	$761,298
Insurance	113,687	108,266
All other	25,983	21,940

Total identifiable assets	$912,189	$891,504

5.     SHAREHOLDERS’ EQUITY

During the thirteen week period ended December 31, 2011, the Company issued 700 Class A Shares with an issuance value of $0.2 million and redeemed 3,500 Class A Shares with a redemption value of $1.1 million. The Company also redeemed 10,658 Class B Shares with a redemption value of $3.2 million during the thirteen week period ended December 31, 2011.

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

The Company also sponsors an Executive Salary Protection Plan (“ESPP”) for the executive officers of the Company that provides supplemental post-termination retirement income based on each participant’s salary and years of service as an officer of the Company (see Note 11 of “Notes to Consolidated Financial Statements” in Part II, Item 8. “Financial Statements and Supplementary Data” of the Company’s Annual Report on Form 10-K for the year ended October 1, 2011 for additional discussion). Funds are held in a rabbi trust for the ESPP consisting primarily of life insurance policies reported at cash surrender value and mutual fund assets consisting of various publicly-traded mutual funds reported at estimated fair value based on quoted market prices. In accordance with ASC Topic 710, “Compensation – General,” the assets and liabilities of a rabbi trust must be accounted for as if they are assets and liabilities of the Company. In addition, all earnings and expenses of the rabbi trust are reported in the Company’s consolidated condensed statement of earnings. The cash surrender value of such life insurance policies aggregated $16.3 million and $15.1 million at December 31, 2011 and October 1, 2011, respectively, and are included in other assets in the Company’s consolidated condensed balance sheets. Mutual funds reported at their estimated fair value of $11.4 million and $10.7 million at December 31, 2011 and October 1, 2011, respectively, are included in other assets in the Company’s consolidated condensed balance sheets. The related accrued benefit cost (representing the Company’s benefit obligation to participants) of $39.5 million and $38.5 million at December 31, 2011 and October 1, 2011, respectively, is recorded in long-term liabilities, other in the Company’s consolidated condensed balance sheets. The assets held in the rabbi trust are not available for general corporate purposes. The rabbi trust is subject to creditor claims in the event of insolvency. The trust assets are excluded from ESPP plan assets as they do not qualify as plan assets under ASC Topic 715, “Compensation – Retirement Benefits.”

The Company sponsors other postretirement benefit plans that provide certain medical coverage to retired non-union employees and provide unused sick leave benefits for certain eligible non-union and union employees. Those plans are not funded.

The components of net periodic cost for pension and other postretirement benefits for the respective thirteen weeks ended December 31, 2011 and January 1, 2011 consist of the following:

(dollars in thousands)
	Pension Benefits		Other Postretirement Benefits
	Thirteen Weeks Ended		Thirteen Weeks Ended
	December 31,	January 1,	December 31,	January 1,
	2011	2011	2011	2011
Service cost	$1,942	$1,925	$381	$470
Interest cost	3,161	2,972	630	638
Expected return on plan assets	(3,168)	(3,100)	—	—
Amortization of prior service cost (credit)	3	56	(247)	(118)
Recognized actuarial loss (gain)	1,303	995	(77)	(33)

Net periodic cost	$3,241	$2,848	$687	$957

The Company’s funding policy is to make contributions to the Unified Cash Balance Plan in amounts that are at least sufficient to meet the minimum funding requirements of applicable laws and regulations, but no more than amounts deductible for federal income tax purposes. The Company expects to make estimated contributions to the Unified Cash Balance Plan totaling $12.9 million during fiscal 2012, which is comprised of $5.8 million for the 2012 plan year and $7.1 million for the 2011 plan year. At its discretion, the Company may contribute in excess of these amounts. Additional contributions, if any, will be based, in part, on future actuarial funding calculations and the performance of plan investments. The Company contributed $0 million and $2.6 million to the Unified Cash Balance Plan during the thirteen weeks ended December 31, 2011 for the 2012 and 2011 plan years, respectively. The Company is scheduled to make the initial quarterly contribution for the 2012 plan year at the beginning of the third quarter of fiscal 2012.

Additionally, the Company expects to contribute $0.7 million to the ESPP to fund projected benefit payments to participants for the 2012 plan year. The Company contributed $0.2 million to the ESPP during the thirteen weeks ended December 31, 2011 to fund benefit payments to participants for the 2012 plan year.

During fiscal year 2010, comprehensive health care reform legislation under the Patient Protection and Affordable Care Act (HR 3590) and the Health Care Education and Affordability Reconciliation Act (HR 4872) (collectively, the “Acts”) was passed and signed into law. The Acts contain provisions that could impact the Company’s accounting for retiree medical benefits in future periods. However, the extent of that impact, if any, cannot be determined until regulations are promulgated under the Acts and additional interpretations of the Acts become available. Elements of the Acts, the impact of which are currently not determinable, include the elimination of lifetime limits on retiree medical coverage and reduction of the existing insurance coverage gap for prescription drug benefits that are actuarially equivalent to benefits available to retirees under the Medicare Prescription Drug, Improvement and Modernization Act of 2003. The Company will continue to assess the accounting implications of the Acts as related regulations and interpretations of the Acts become available. In addition, the Company may consider plan amendments in future periods that may have accounting implications.

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

As of the date of this report, other than noted above, there have been no material changes to the related party transactions disclosed in Note 17 to “Notes to Consolidated Financial Statements” in Part II, Item 8. “Financial Statements and Supplementary Data” of the Company’s Annual Report on Form 10-K for the year ended October 1, 2011.

9.     RECENTLY ADOPTED AND RECENTLY ISSUED AUTHORITATIVE ACCOUNTING GUIDANCE

In September 2011, the FASB issued Accounting Standards Update (“ASU”) No. 2011-09, “Compensation—Retirement Benefits—Multiemployer Plans (Subtopic 220): Disclosures about an Employer’s Participation in a Multiemployer Plan” (“ASU No. 2011-09”). ASU No. 2011-09 creates greater transparency in financial reporting by requiring additional disclosures about an employer’s participation in a multiemployer pension plan and multiemployer other postretirement benefit plans. The additional disclosures will increase awareness about the commitments that an employer has made to a multiemployer pension plan and multiemployer other postretirement benefit plans and the potential future cash flow implications of an employer’s participation in the plans. ASU No. 2011-09 is effective for annual periods for fiscal years ending after December 15, 2011; however, disclosure requirements should be applied retrospectively for all prior periods presented. Early adoption is permitted. Accordingly, the Company will adopt ASU No. 2011-09 for fiscal year end 2012. Other than enhanced disclosure, the adoption of ASU No. 2011-09 is not expected to have an impact on the Company’s consolidated condensed financial statements.

In June 2011, the FASB and the International Accounting Standards Board (“IASB”) issued ASU No. 2011-05, “Comprehensive Income (Topic 220): Presentation of Comprehensive Income” (“ASU No. 2011-05”). ASU No. 2011-05 addresses concerns about how other comprehensive income is reported under U.S. GAAP and International Financial Reporting Standards (“IFRSs”) and increases the prominence of other comprehensive income in the financial statements. ASU No. 2011-05 allows for the option of presenting either one continuous statement of net income and other comprehensive income or two consecutive statements. Further, an entity will be required to present on the face of the financial statements reclassification adjustments for items that are reclassified from other comprehensive income to net income in the statement(s) where the components of net income and the components of other comprehensive income are presented for both interim and annual periods. The standard does not change the items which must be reported in other comprehensive income, how such items are measured or when they must be reclassified to net income. ASU No. 2011-05 is effective for fiscal years, and interim periods within those years, beginning after December 15, 2011. Early adoption is permitted. In December 2011, the FASB issued ASU No. 2011-12, “Deferral of the Effective Date for Amendments to the Presentation of Reclassifications Out of Accumulated Other Comprehensive Income in ASU No. 2011-05” (“ASU No. 2011-12”). ASU No. 2011-12 indefinitely defers only the specific provision requiring companies to present reclassification adjustments out of accumulated other comprehensive income by component in both the statement where net income is presented and the statement where other comprehensive income is presented.

The Company will formally adopt ASU No. 2011-05 commencing in the first quarter of fiscal 2013, except for the requirement to present reclassification adjustments out of accumulated other comprehensive income by component, which has been indefinitely deferred by ASU No. 2011-12. However, since the Company currently presents the consolidated condensed statements of earnings and the consolidated condensed statements of comprehensive earnings as two consecutive statements, the Company does not expect the adoption of this portion of ASU No. 2011-05 to have an impact on the consolidated condensed financial statements.

In May 2011, the FASB and the IASB issued ASU No. 2011-04, “Fair Value Measurement (Topic 820): Amendments to Achieve Common Fair Value Measurement and Disclosure Requirements in U.S. GAAP and IFRSs” (“ASU No. 2011-04”). ASU No. 2011-04 does not extend the use of fair value accounting, but provides guidance on how it should be applied where its use is already required or permitted by other standards within U.S. GAAP or IFRSs. The amendments in ASU No. 2011-04 change the wording used to describe many of the requirements in U.S. GAAP for measuring fair value and for disclosing information about fair value measurements. Amendments in ASU No. 2011-04 include those that: (1) clarify the FASB’s intent about the application of existing fair value measurement and disclosure requirements; and (2) change a particular principle or requirement for measuring fair value or for disclosing information about fair value measurements. For many of the requirements, the FASB does not intend for the amendments in ASU No. 2011-04 to result in a change in the application of the requirements in Topic 820. ASU No. 2011-04 is effective during interim and annual periods beginning after December 15, 2011. Accordingly, the Company will adopt ASU No. 2011-04 commencing in the second quarter of fiscal 2012. The adoption of ASU No. 2011-04 is not expected to have an impact on the Company’s consolidated condensed financial statements.

In October 2010, the FASB issued ASU No. 2010-26, “Financial Services—Insurance (Topic 944): Accounting for Costs Associated with Acquiring or Renewing Insurance Contracts (a consensus of the FASB Emerging Issues Task Force)” (“ASU No. 2010-26”). ASU No. 2010-26 addresses the diversity in practice regarding the interpretation of which costs relating to the acquisition of new or renewal insurance contracts qualify for deferral. ASU No. 2010-26 is effective for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2011. The amendments in ASU No. 2010-26 are to be applied prospectively upon adoption. Retrospective application to all prior periods presented upon the date of adoption also is permitted, but not required. Accordingly, the Company will adopt ASU No. 2010-26 commencing in the first quarter of fiscal 2013. The adoption of ASU No. 2010-26 is expected to have an insignificant impact on the Company’s consolidated condensed financial statements.

In January 2010, the FASB issued ASU No. 2010-06, “Improving Disclosures About Fair Value Measurements” (“ASU No. 2010-06”), an amendment to ASC Topic 820. ASU No. 2010-06 amends ASC Topic 820 to add new requirements for: (1) disclosures about transfers of assets and liabilities measured at fair value into and out of Levels 1 and 2 of the fair value measurement hierarchy; and (2) separate disclosures on a gross basis about purchases, sales, issuances and settlements relating to Level 3 measurements. It also clarifies existing fair value disclosures about the level of disaggregation and about inputs and valuation techniques used to measure fair value. ASU No. 2010-06 also amends guidance on employers’ disclosures about postretirement benefit plan assets under ASC Topic 715, “Compensation – Retirement Benefits – Defined Benefits Plans – General – Disclosure,” to require that disclosures be provided by classes of assets instead of by major categories of assets. The guidance in ASU No. 2010-06 is effective for the first reporting period (including interim periods) beginning after December 15, 2009, except for the requirement to provide the Level 3 activity of purchases, sales, issuances and settlements on a gross basis, which is effective for fiscal years beginning after December 15, 2010, and for interim periods within those fiscal years. In the period of initial adoption, entities will not be required to provide the amended disclosures for any previous periods presented for comparative purposes. However, those disclosures are required for periods ending after initial adoption.

The Company adopted ASU No. 2010-06 in its second quarter of fiscal year end 2010, except for the requirement to provide separate disclosures about purchases, sales, issuances and settlements relating to Level 3 measurements, which the Company adopted in its first quarter of fiscal year end 2012. Since the Company continues to have no transfers into and out of Levels 1 and 2, the requirements of ASU No. 2010-06 did not have an impact on the Company’s consolidated condensed financial statements. Similarly, since the Company does not own any Level 3 financial instruments, the adoption of this portion of ASU No. 2010-06 did not have an impact on the Company’s consolidated condensed financial statements.

10.     SUBSEQUENT EVENTS

Subsequent events have been evaluated by the Company through the date financial statements were issued.

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

FORWARD-LOOKING INFORMATION

This report contains “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995. These statements relate to expectations concerning matters that (a) are not historical facts, (b) predict or forecast future events or results, or (c) embody assumptions that may prove to have been inaccurate. These forward-looking statements involve risks, uncertainties and assumptions. When we use words such as “believe,” “expect,” “anticipate” or similar expressions, we are making forward-looking statements. Although we believe that the expectations reflected in such forward-looking statements are reasonable, we cannot give readers any assurance that such expectations will prove correct. The actual results may differ materially from those anticipated in the forward-looking statements as a result of numerous factors, many of which are beyond our control. Important factors that could cause actual results to differ materially from our expectations include, but are not limited to, the factors discussed in the sections entitled “Risk Factors” and “Critical Accounting Policies and Estimates” within “Management’s Discussion and Analysis of Financial Condition and Results of Operations.” All forward-looking statements attributable to us are expressly qualified in their entirety by the factors that may cause actual results to differ materially from anticipated results. Readers are cautioned not to place undue reliance on these forward-looking statements, which reflect management’s opinion only as of the date hereof. We undertake no duty or obligation to revise or publicly release the results of any revision to these forward-looking statements. Readers should carefully review the risk factors described in this document as well as in other documents we file from time to time with the Securities and Exchange Commission (the “SEC”).

COMPANY OVERVIEW

General

Unified Grocers, Inc. (referred to in this Form 10-Q, together with its consolidated subsidiaries, as “Unified,” “the Company,” “we,” “us” or “our”), a California corporation organized in 1922 and incorporated in 1925, is a retailer-owned, grocery wholesale cooperative serving supermarket, specialty and convenience store operators located primarily in the western United States and the Pacific Rim. We operate our business in two reportable business segments: (1) Wholesale Distribution; and (2) Insurance. All remaining business activities are grouped into All Other (see Note 4 of “Notes to Consolidated Condensed Financial Statements – Unaudited” in Part I, Item 1. “Financial Statements (Unaudited)” of this Quarterly Report on Form 10-Q for additional discussion).

We sell a wide variety of products typically found in supermarkets, as well as a variety of specialty products, through the Cooperative and Dairy Divisions of Unified, our specialty food subsidiary (Market Centre) and our international sales subsidiary (Unified International, Inc.). We report all product sales and results from certain of our support services to customers, including promotional planning, retail technology, equipment purchasing and real estate services, in our Wholesale Distribution segment, which represents approximately 99% of our total net sales. We also provide insurance and financing to our customers through separate subsidiaries, the results of which are reported in our Insurance segment and All Other business activities, respectively. Insurance activities account for approximately 1% of total net sales. The availability of specific products and services may vary by geographic region. We have three separate geographical and marketing regions: Southern California, Northern California and the Pacific Northwest.

Our customers include our owners (“Members”) and non-owners (“Non-Members”). We do business primarily with those customers that have been accepted as Members. Our Members operate supermarket companies that range in size from single store operators to regional supermarket chains. Members are required to meet specific requirements, which include ownership of our capital shares and may include required cash deposits. Customers who purchase less than $1 million annually from us would not generally be considered for membership, while customers who purchase over $3 million annually are typically required to become Members. See Part I, Item 1. “Business – Member Requirements,” Part I, Item 1. “Business – Capital Shares” and Part I, Item 1. “Business – Customer Deposits” of our Annual Report on Form 10-K for the year ended October 1, 2011 for additional information. The membership requirements, including purchase and capitalization requirements, may be modified at any time at the discretion of our Board of Directors (the “Board”).

We distribute the earnings from patronage activities conducted by us, excluding our subsidiaries, with our Members (“Patronage Business”) in the form of patronage dividends. The Board approves the payment of patronage dividends and the form of such payment for our three patronage earnings divisions: the Cooperative Division, the Southern California Dairy Division and the Pacific Northwest Dairy Division. See Part I, Item 1. “Business – Company Structure and Organization – Wholesale Business – Wholesale Distribution” of our Annual Report on Form 10-K for the year ended October 1, 2011 for additional discussion. An entity that does not meet Member purchase requirements may conduct business with us as a Non-Member customer. We may also grant an entity that meets our Member purchase requirements the ability to conduct business with us as a Non-Member customer. We retain the earnings from our subsidiaries and from business conducted with Non-Members (collectively, “Non-Patronage Business”).

Facilities and Transportation

We operate various warehouse and office facilities that are located in Commerce, Los Angeles, Santa Fe Springs, Stockton and Fresno, California, Milwaukie, Oregon and Seattle, Washington. We also operate a bakery manufacturing facility and a milk, water and juice processing plant in Los Angeles, which primarily serve the Southern California region.

We believe our properties are generally in good condition, well maintained and suitable and adequate to carry on our business as presently conducted.

Our customers may choose either of two delivery options for the distribution of our products: have us deliver orders to their stores or warehouses or pick-up their orders from our distribution centers. For delivered orders, we primarily utilize our fleet of tractors and trailers.

INDUSTRY OVERVIEW AND THE COMPANY’S OPERATING ENVIRONMENT

Competition

We compete in the wholesale grocery industry with regional and national food wholesalers such as C&S Wholesale and Supervalu Inc., as well as other local wholesalers and distributors that provide a more limited range of products and services to their customers. We also compete with many local and regional meat, produce, grocery, specialty, general food, bakery and dairy wholesalers and distributors. Our customers compete directly with vertically integrated regional and national chains. The growth or loss in market share of our customers could also impact our sales and earnings. For more information about the competitive environment we and our customers face, please refer to “Risk Factors.”

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

Economic Factors

Economic factors such as low consumer confidence and high unemployment continue to persist in certain of our operating markets. Higher food price inflation during calendar 2011 placed more pressure on consumer discretionary income, and this trend is expected to continue during 2012. Job losses have also caused greater demographic shifts that can change the composition of consumers and their related product focus in a given marketplace.

We are impacted by changes in the overall economic environment. An inflationary or deflationary economic period could impact our operating income in a variety of areas, including, but not limited to, sales, cost of sales, employee wages and benefits, workers’ compensation insurance and energy and fuel costs. We typically experience significant volatility in the cost of certain commodities, the cost of ingredients for our manufactured breads and processed fluid milk and the cost of packaged goods purchased from other manufacturers. Our operating programs are designed to give us the flexibility to pass on these costs to our customers; however, we may not always be able to pass on such changes to customers on a timely basis. Any delay may result in our recovering less than all of a price increase. It is also difficult to predict the effect that possible future purchased or manufactured product cost decreases might have on our profitability. The effect of deflation in purchased or manufactured product costs would depend on the extent to which we had to lower selling prices of our products to respond to sales price competition in the market. Consequently, it is difficult for us to accurately predict the impact that inflation or deflation might have on our operations.

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

Our insurance subsidiaries invest a significant portion of premiums received in fixed maturity securities and equity securities to fund loss reserves. As a result, our operating performance may be impacted by the performance of these investments. The majority of our investments (approximately 85%) are held by two of our insurance subsidiaries, and include obligations of U.S. government corporations and agencies, high quality investment grade corporate bonds, U.S. government treasury securities, U.S. state and municipal securities and common equity securities. The investments held by our insurance subsidiaries, excluding the common equity securities, are generally not actively traded and are valued based upon inputs including quoted prices for identical or similar assets. Collectively, the estimated fair value or market value of these investments continued to exceed their cost during the thirteen weeks ended December 31, 2011. Approximately 10% of our investments are held by our Wholesale Distribution segment, which consists primarily of Western Family Holding Company (“Western Family”) common stock. Western Family is a private cooperative located in Oregon from which we purchase food and general merchandise products. Approximately 5% of our investments are held by our other support businesses and consist of an investment by our wholly-owned finance subsidiary in National Consumer Cooperative Bank (“NCB”). NCB operates as a cooperative and therefore its borrowers are required to own its Class B common stock.

We invest in life insurance policies (reported at cash surrender value) and various publicly-traded mutual funds (reported at estimated fair value based on quoted market prices) to fund obligations pursuant to our Executive Salary Protection Plan and deferred compensation plan (see Note 7 of “Notes to Consolidated Condensed Financial Statements – Unaudited” in Part I, Item 1. “Financial Statements (Unaudited)” of this Quarterly Report on Form 10-Q for additional discussion). Life insurance and mutual fund assets with values tied to the equity markets are impacted by overall market conditions. During the thirteen weeks ended December 31, 2011, net earnings and net comprehensive earnings experienced an increase corresponding to the increase in life insurance and mutual fund assets, respectively.

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

We provide our customers with network connectivity, data exchange and a portfolio of retail automation applications. We continue to enhance these products and services to allow the retailer to easily and efficiently strengthen their business application functionality and comply with new regulations. Most of these offerings are provided under a subscription model allowing our retailers to utilize these systems without high up-front costs. We fully support these products, eliminating the need for our customers to manage these systems. In the difficult business environment and economic conditions our retailers have been facing, this approach has been helpful in promoting their success. During fiscal 2011, we continued to improve cardholder security on our ReadyPay® system, which allows the retailer to accept and process all forms of electronic payment. The improvements include moving to a web-based service model that removes cardholder data access from the retailer and makes Payment Card Industry compliance more easily achievable. We continue to invest in technology solutions that offer value to the supply chain and bring our customers closer to the consumer.

RESULTS OF OPERATIONS

The following discussion of our financial condition and results of operations should be read in conjunction with the consolidated condensed financial statements and notes to the consolidated condensed financial statements, specifically Note 4 of “Notes to Consolidated Condensed Financial Statements – Unaudited,” “Segment Information,” included in Part I, Item 1. “Financial Statements (Unaudited)” of this report. Certain statements in the following discussion are not historical in nature and should be considered to be forward-looking statements that are inherently uncertain.

The following table sets forth our selected consolidated financial data expressed as a percentage of net sales for the periods indicated and the percentage increase or decrease in such items over the prior year period.

	Thirteen Weeks Ended		% Change Thirteen Weeks
Fiscal Period Ended	December 31, 2011	January 1, 2011
Net sales	100.0%	100.0%	1.1%
Cost of sales	91.5	91.1	1.6
Distribution, selling and administrative expenses	7.4	7.7	(3.4)
Operating income	1.1	1.2	(9.0)
Interest expense	(0.3)	(0.3)	(5.0)
Estimated patronage dividends	(0.2)	(0.3)	(50.8)
Income taxes	(0.2)	(0.2)	19.7
Net earnings	0.4%	0.4%	13.1%

THIRTEEN WEEK PERIOD ENDED DECEMBER 31, 2011 (“2012 PERIOD”) COMPARED TO THE THIRTEEN WEEK PERIOD ENDED JANUARY 1, 2011 (“2011 PERIOD”)

Overview of the 2012 Period. We experienced an overall net sales increase of $10.8 million, or 1.1%, to $991.1 million for the 2012 Period as compared to $980.3 million for the 2011 Period. Our net sales for the Wholesale Distribution segment increased $10.2 million, or 1.0%, for the comparable 2012 and 2011 Periods due to higher sales to continuing customers, partially offset by the loss of one of our top ten customers in the third quarter of fiscal 2011 and store closures. Net sales in our Insurance segment and our All Other business activities increased $0.5 million and $0.1 million, respectively, for the comparable thirteen week periods.

Our consolidated operating income decreased $1.1 million to $10.9 million in the 2012 Period compared to $12.0 million in the 2011 Period.

The overall decrease in operating income is summarized in our operating segments and other business activities as follows:

•

Wholesale Distribution Segment:    The Wholesale Distribution segment’s operating income decreased $0.6 million to $10.2 million in the 2012 Period compared to $10.8 million in the 2011 Period. This decrease in earnings was primarily due to an increase in cost of sales as a percentage of Wholesale Distribution net sales, substantially offset by a decline in distribution, selling and administrative expenses.

•

Insurance Segment:    Operating income decreased $0.6 million in our Insurance segment to $0.6 million in the 2012 Period compared to $1.2 million in the 2011 Period. This decrease was primarily due to a reduction in investment income.

•

All Other:    Operating income increased $0.1 million in our All Other business activities to $0.1 million in the 2012 Period compared to an insignificant loss in the 2011 Period. All Other business activities primarily consist of activities conducted through our finance subsidiary.

The following tables summarize the performance of each business segment for the 2012 and 2011 Periods.

Wholesale Distribution Segment

(dollars in thousands)

	Thirteen Weeks Ended December 31, 2011		Thirteen Weeks Ended January 1, 2011
	Amounts in 000’s	Percent to Net Sales	Amounts in 000’s	Percent to Net Sales	Difference
Gross sales	$986,961	—	$976,805	—	$10,156
Inter-segment eliminations	—	—	—	—	—

Net sales	986,961	100.0%	976,805	100.0%	10,156
Cost of sales	905,790	91.8	892,358	91.4	13,432
Distribution, selling and administrative expenses	71,015	7.2	73,675	7.5	(2,660)

Operating income	$10,156	1.0%	$10,772	1.1%	$(616)

Insurance Segment

(dollars in thousands)

	Thirteen Weeks Ended December 31, 2011		Thirteen Weeks Ended January 1, 2011
	Amounts in 000’s	Percent to Net Sales	Amounts in 000’s	Percent to Net Sales	Difference
Gross sales – premiums earned and investment income	$7,054	—	$6,618	—	$436
Inter-segment eliminations	(3,206)	—	(3,326)	—	120

Net sales – premiums earned and investment income	3,848	100.0%	3,292	100.0%	556
Cost of sales – underwriting expenses	1,369	35.6	270	8.2	1,099
Selling and administrative expenses	1,841	47.8	1,794	54.5	47

Operating income	$638	16.6%	$1,228	37.3%	$(590)

All Other

(dollars in thousands)

	Thirteen Weeks Ended December 31, 2011		Thirteen Weeks Ended January 1, 2011
	Amounts in 000’s	Percent to Net Sales	Amounts in 000’s	Percent to Net Sales	Difference
Gross sales	$345	—	$242	—	$103
Inter-segment eliminations	(31)	—	(64)	—	33

Net sales	314	100.0%	178	100.0%	136
Selling and administrative expenses	199	63.4	188	105.6	11

Operating income (loss)	$115	36.6%	$(10)	(5.6)%	$125

Net sales.    Consolidated net sales increased $10.8 million, or 1.1%, to $991.1 million in the 2012 Period compared to $980.3 million for the 2011 Period. Factors impacting net sales are as follows:

•

Wholesale Distribution Segment:    Wholesale Distribution net sales increased $10.2 million to $987.0 million in the 2012 Period compared to $976.8 million for the 2011 Period. Significant components of this decrease are summarized below.

(dollars in millions)
Key Net Sales Changes	Increase (Decrease)
Increase in net sales to continuing customers	$57.8
Loss of significant Member	(36.5)
Store closures	(11.1)

Change in net sales	$10.2

•

Insurance Segment: Net sales, consisting principally of premium revenues and investment income, increased $0.5 million to $3.8 million in the 2012 Period compared to $3.3 million for the 2011 Period. The increase is primarily due to an increase in workers’ compensation premium revenue resulting from the addition of new policyholders, partially offset by a reduction in investment income.

•	All Other: Net sales increased $0.1 million to $0.3 million in the 2012 Period compared to $0.2 million in the 2011 Period.

Cost of sales (including underwriting expenses).    Consolidated cost of sales was $907.2 million for the 2012 Period and $892.6 million for the 2011 Period and comprised 91.5% and 91.1% of consolidated net sales for the 2012 and 2011 Periods, respectively. Factors impacting cost of sales are as follows:

•

Wholesale Distribution Segment:    Cost of sales increased by $13.4 million to $905.8 million in the 2012 Period compared to $892.4 million in the 2011 Period. As a percentage of Wholesale Distribution net sales, cost of sales was 91.8% and 91.4% for the 2012 and 2011 Periods, respectively.

•	The change in product and customer sales mix resulted in a 0.5% increase in cost of sales as a percent of Wholesale Distribution net sales in the 2012 Period compared to the 2011 Period.

•

Vendor related activity contributed to a 0.1% decrease in cost of sales as a percent of Wholesale Distribution net sales in the 2012 Period compared to the 2011 Period. This change was primarily driven by an increase in inventory holding gains (realized upon sale) due to vendor price increases as well as changes in vendor marketing activity.

•

Insurance Segment:    Cost of sales primarily consists of claims loss and loss adjustment expenses, underwriting expenses, commissions, premium taxes and regulatory fees. Cost of sales increased $1.2 million to $1.4 million in the 2012 Period compared to $0.2 million in the 2011 Period. The increase is primarily due to additional claims exposure related to new workers’ compensation policies written during the 2012 Period. The cost of insurance and the adequacy of loss reserves are impacted by actuarial estimates based on a detailed analysis of health care cost trends, claims history, demographics and industry trends. As a result, the amount of loss reserves and future expenses is significantly affected by these variables and may significantly change, depending on the cost of providing benefits and the results of further legislative action. See additional discussion related to insurance reserves under “Risk Factors – Our insurance reserves may be inadequate if unexpected losses occur.”

Distribution, selling and administrative expenses.    Consolidated distribution, selling and administrative expenses were $73.0 million in the 2012 Period compared to $75.7 million in the 2011 Period, reflecting a decrease of $2.7 million, and comprised 7.4% and 7.7% of net sales for the 2012 and 2011 Periods, respectively. Factors impacting distribution, selling and administrative expenses are as follows:

•

Wholesale Distribution Segment:    Distribution, selling and administrative expenses decreased $2.7 million to $71.0 million in the 2012 Period compared to $73.7 million in the 2011 Period, and comprised 7.2% and 7.5% of Wholesale Distribution net sales for the 2012 and 2011 Periods, respectively. General expenses decreased $2.7 million due primarily to our continued focus on cost containment. Sales growth combined with our focus on cost containment resulted in a 0.3% decline as a percent of Wholesale Distribution net sales.

•	Insurance Segment: Selling and administrative expenses for the Insurance segment were consistent at $1.8 million for both the 2012 and 2011 Periods.

•	All Other: Selling and administrative expenses for our All Other business activities were $0.2 million in both the 2012 and 2011 Periods.

Interest.    Interest expense decreased $0.1 million to $3.1 million in the 2012 Period compared to $3.2 million in the 2011 Period and comprised 0.3% of consolidated net sales for both the 2012 and 2011 Periods. Factors impacting interest expense are as follows:

•	Interest expense on our primary debt instruments (as described below) decreased $0.1 million to $2.8 million in the 2012 Period compared to $2.9 million in the 2011 Period.

•

Weighted Average Borrowings:    Interest expense increased $0.2 million from the 2011 Period as a result of higher outstanding debt. Weighted average borrowings increased by $18.5 million primarily due to increased inventory levels during the 2012 Period as compared to the 2011 Period.

•

Interest Rates:    Interest expense decreased $0.3 million from the 2011 Period due to a decrease in our effective borrowing rate. Our effective borrowing rate for the combined primary debt, made up of the revolving lines of credit for Unified and Grocers Capital Company, and senior secured notes, was 4.1% and 4.5% for the 2012 and 2011 Periods, respectively. The rate decrease was due to a lower proportion of the senior secured notes in the primary debt and a lower effective rate on Unified’s revolving line of credit.

Borrowings on Unified’s revolving credit agreement are subject to market rate fluctuations. A 25 basis point change in the market rate of interest over the period would have resulted in a $0.1 million increase or decrease in corresponding interest expense.

•	Interest expense on our other debt instruments was $0.3 million for both the 2012 and 2011 Periods.

Estimated patronage dividends.    Estimated patronage dividends for the 2012 Period were $1.7 million, compared to estimated patronage dividends of $3.4 million in the 2011 Period. Patronage dividends for the 2012 and 2011 Periods consisted of the patronage activities from our three patronage earnings divisions: the Southern California Dairy Division, the Pacific Northwest Dairy Division and the Cooperative Division. For the 2012 and 2011 Periods, respectively, we had patronage earnings of $2.5 million and $2.9 million in the Southern California Dairy Division, $0.3 million and $0.4 million in the Pacific Northwest Dairy Division and a patronage loss of $1.1 million and patronage earnings of $0.1 million in the Cooperative Division. The decrease in the Cooperative Division patronage earnings for the 2012 Period was primarily due to higher cost of sales partially offset by lower distribution, selling and administrative expenses. Patronage dividends produced by the Cooperative Division are distributed annually, historically in cash, Class B and Class E Shares (see Part I, Item 1. “Business – Patronage Dividends” of our Annual Report on Form 10-K for the year ended October 1, 2011 for additional information), while patronage dividends produced by the dairy divisions are paid quarterly (historically in cash).

Income taxes.    Our effective income tax rate was 33.0% for the 2012 Period compared to 31.8% for the 2011 Period. The higher rate for the 2012 Period is due to lower favorable returns on our corporate-owned life insurance policies for the 2012 Period as compared to the 2011 Period. Gains and losses in the value of corporate-owned life insurance are included in net earnings, but are not subject to income taxes.

LIQUIDITY AND CAPITAL RESOURCES

We finance our capital needs through a combination of internal and external sources. These sources include cash flows from operations, Member capital and other Member investments, bank borrowings, various types of long-term debt and lease financing.

The acquisition, holding and redemption of our capital shares and making of deposits by our Members, and our policies with respect to such matters, can significantly affect our liquidity and capital resources. Our Bylaws, which may be changed by the Board at its discretion, require that each Member own 350 Class A Shares. In addition, we currently require each Member to own such amount of Class B Shares as may be established by the Board. This requirement to own Class B Shares is referred to as the “Class B Share Requirement.” Members who do not satisfy the Class B Share Requirement solely from their holdings of Class B Shares are generally required to make a subordinated deposit (a “Required Deposit”) with us. Member and Non-Member customers may be required to provide us a Credit Deposit in order to purchase products on credit terms established by us. “Credit Deposit” means any non-subordinated deposit that is required to be maintained by a Member or Non-Member customer in accordance with levels established by our credit office from time to time in excess of the amount of the Required Deposit set by the Board. We do not pay interest on Required Deposits or Credit Deposits; however, interest is paid at the prime rate for deposits in excess of a Member’s Required Deposit or Credit Deposit (an “Excess Deposit”). See Part I, Item 1. “Business – Capital Shares,” Part I, Item 1. “Business – Customer Deposits” and Part I, Item 1. “Business – Pledge of Shares and Guarantees” of our Annual Report on Form 10-K for the year ended October 1, 2011 for additional information.

At December 31, 2011, we had $0.3 million of tendered Class A Shares and $17.3 million of tendered Class B Shares pending redemption, whose redemption is subject to final approval by the Board, and in the case of Class B Shares, subject to the 5% limitation on redemptions contained in our redemption policy (see Part I, Item 1. “Business – Redemption of Class A, Class B and Class E Shares – Redemption Policy” of our Annual Report on Form 10-K for the year ended October 1, 2011 for additional information). Our obligations to repay a Member’s Required Deposit on termination of Member status (once the Member’s obligations to us have been satisfied) is reported as a long-term liability within “Members and Non-Members’ deposits” on our consolidated condensed balance sheets. Excess Deposits are not subordinated to our other obligations and are reported as short-term liabilities within “Members’ deposits and estimated patronage dividends” on our consolidated condensed balance sheets. At December 31, 2011 and October 1, 2011, we had $8.8 million and $6.0 million, respectively, in “Members and Non-Members’ deposits” and $12.7 million and $13.4 million, respectively, in “Members’ deposits and estimated patronage dividends” (of which $11.2 million and $10.8 million, respectively, represented Excess Deposits).

We believe that the combination of cash flows from operations, current cash balances and available lines of credit will be sufficient to service our debt, redeem Members’ capital shares, make income tax payments and meet our anticipated needs for working capital and capital expenditures through at least the next three fiscal years.

CASH FLOW

We generated positive cash flow from operating and financing activities during the thirteen week 2012 Period. Cash from operations and financing was used for investing activities, including investing in our infrastructure. We also reinvested proceeds from maturing investments. Cash was also used for certain financing activities, including redemption of Members’ capital shares.

As a result of these activities, net cash, consisting of cash and cash equivalents, increased by $6.0 million to $11.1 million as of December 31, 2011 compared to $5.1 million as of October 1, 2011.

The following table summarizes the impact of operating, investing and financing activities on our cash flows for the thirteen week 2012 and 2011 Periods:

(dollars in thousands)
Summary of Net Increase in Total Cash	2012	2011	Difference
Cash provided by operating activities	$3,661	$16,079	$(12,418)
Cash utilized by investing activities	(6,982)	(7,602)	620
Cash provided (utilized) by financing activities	9,316	(6,824)	16,140

Total increase in cash	$5,995	$1,653	$4,342

Net cash flows from operating, investing and financing activities increased by $4.3 million, resulting in a $6.0 million increase in cash for the 2012 Period compared to an increase of $1.7 million in cash for the 2011 Period. The increase in net cash flow for the 2012 Period consisted of cash provided by operating activities of $3.7 million and financing activities of $9.3 million, offset by cash used in investing activities of $7.0 million. The primary factors contributing to the changes in cash flow are discussed below. At December 31, 2011 and October 1, 2011, working capital was $207.8 million and $193.0 million, respectively, and the current ratio was 1.8 and 1.7, respectively.

Operating Activities:    Net cash provided by operating activities decreased by $12.4 million to $3.7 million provided in the 2012 Period compared to $16.1 million provided in the 2011 Period. The decrease in cash provided by operating activities compared to the 2011 Period was attributable to (1) an increase in accounts receivable during the 2012 Period compared to a decrease during the 2011 Period, resulting in an increase between the periods of $26.6 million, (2) an increase between the periods in cash used to fund pension plan contributions of $0.9 million and (3) an increase between the periods related to prepaid expenses of $0.3 million. The foregoing decreases of $27.8 million in cash provided were partially offset by (1) an increase between the periods in net cash flows related to reduced inventories of $5.1 million, (2) a decrease between the periods in cash used to pay accounts payable and accrued liabilities of $9.2 million, (3) an increase in long-term liabilities, other between the periods of $0.4 million primarily attributable to an increase in pension and postretirement liabilities and (4) an increase between the periods in net cash provided by other operating activities of $0.7 million.

Investing Activities:    Net cash utilized by investing activities decreased by $0.6 million to $7.0 million for the 2012 Period compared to $7.6 million in the 2011 Period. The decrease in cash utilized by investing activities during the 2012 Period as compared to the 2011 Period was due mainly to (1) a decrease in capital expenditures between the periods of $1.9 million and (2) a decrease in other assets between the periods of $1.0 million, primarily related to the changes in value between the periods of our mutual fund and life insurance policy assets. The foregoing decreases of $2.9 million in cash used were offset by (1) an increase in cash used for net notes receivable activities of $0.9 million, reflecting normal fluctuation in loan activity to Members for their inventory and equipment financing, and (2) an increase of $1.4 million in net investment activities by our insurance subsidiaries, consisting of the purchase and sale of securities to replace maturing investments in their portfolios. Spending on investing activities is expected to be funded by existing cash balances, cash generated from operations or additional borrowings.

Financing Activities:    Net cash provided by financing activities was $9.3 million for the 2012 Period compared to cash utilized of $6.8 million in the 2011 Period. The net increase of $16.1 million in cash provided by financing activities for the 2012 Period as compared to the 2011 Period was due primarily to an increase in cash provided of $10.6 million related to changes in our long-term and short-term notes payable and deferred financing fees. See

“Outstanding Debt and Other Financing Arrangements” for further discussion regarding our credit facilities and financing arrangements. In addition, cash provided by Member investment and share activity increased by $5.5 million. Future cash used by financing activities to meet capital spending requirements is expected to be funded by our continuing operating cash flow or additional borrowings.

Off-BALANCE SHEET ARRANGEMENTS

As of the date of this report, we do not participate in transactions that generate relationships with unconsolidated entities or financial partnerships, such as entities often referred to as structured finance or special purpose entities, which would have been established for the purpose of facilitating off-balance sheet arrangements or other contractually, narrow or limited purposes.

CONTRACTUAL OBLIGATIONS AND COMMERCIAL COMMITMENTS

There have been no material changes in our contractual obligations and commercial commitments outside the ordinary course of our business during the thirteen week period ended December 31, 2011. See “Contractual Obligations and Commercial Commitments” discussed in Part II, Item 7. “Management’s Discussion and Analysis of Financial Condition and Results of Operations” of our Annual Report on Form 10-K for the year ended October 1, 2011 for additional information.

OUTSTANDING DEBT AND OTHER FINANCING ARRANGEMENTS

There have been no material changes in our outstanding debt and other financing arrangements outside the ordinary course of our business during the thirteen week period ended December 31, 2011. Amounts outstanding related to our secured revolving credit agreement, senior secured notes and Member financing arrangement are disclosed below. See “Outstanding Debt and Other Financing Arrangements” discussed in Part II, Item 7. “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and Note 5 “Notes Payable” of “Notes to Consolidated Financial Statements” in Part II, Item 8. “Financial Statements and Supplementary Data” of our Annual Report on Form 10-K for the year ended October 1, 2011 for additional information.

Secured Revolving Credit Agreement

In fiscal 2011, we entered into a Credit Agreement (the “Agreement”) with the lenders party thereto and Wells Fargo Bank, National Association, as Administrative Agent. The Agreement replaced our previous revolving credit agreement, with substantially the same parties, terms and conditions. The Agreement expires on October 8, 2015, and refinanced existing indebtedness and finances capital expenditures, working capital needs, potential acquisitions and general corporate purposes.

Outstanding borrowings under the Agreement increased to $120.9 million at December 31, 2011 (Eurodollar and Base Rate Loans at a blended average rate of 1.81% per annum) from $108.3 million at October 1, 2011 (Eurodollar and Base Rate Loans at a blended average rate of 1.89% per annum), with access to approximately $154.1 million of additional capital available under the Agreement to fund our continuing operations and capital spending requirements for the foreseeable future.

Senior Secured Notes

At December 31, 2011 and October 1, 2011, respectively, we had a total of $107.6 million and $108.5 million outstanding in senior secured notes to certain insurance companies and pension funds (referred to collectively as “John Hancock Life Insurance Company” or “Hancock”) under a note purchase agreement dated September 29, 1999 (as amended, the “Senior Note Agreement”) as amended and restated effective January 6, 2006 and further amended on November 3, 2009.

Member Financing Arrangement

In fiscal 2010, our wholly-owned finance subsidiary, Grocers Capital Company (“GCC”), entered into a Loan and Security Agreement (the “GCC Loan Agreement”), by and among GCC, the lenders signatory thereto and California Bank & Trust, as Arranger and Administrative Agent. The GCC Loan Agreement matures on September 24, 2013, and the proceeds therefrom will be used to fund loans to our customers and for GCC’s general corporate purposes, including customary financing and operating activities. The GCC Loan Agreement provides for revolving loans and term loans. GCC had revolving loan borrowings of $12.5 million and $13.0 million, both bearing an interest rate of 4.00% (3.25% prime plus 0.75% interest rate margin), outstanding at December 31, 2011 and October 1, 2011, respectively. There were no term loan borrowings outstanding at December 31, 2011 and October 1, 2011.

REDEMPTION OF CAPITAL STOCK

Our Articles of Incorporation and Bylaws provide that the Board has the absolute discretion to repurchase, or not repurchase, any Class A, Class B or Class E Shares of any outgoing Member regardless of when the membership terminated, and any Class B Shares in excess of the Class B Share Requirement held by a current Member, whether or not the shares have been tendered for repurchase and regardless of when the shares were tendered. The Board considers the redemption of eligible Class A Shares at each board meeting. All other shares eligible for redemption are considered by the Board on an annual basis, usually in December. Class E Shares will only be redeemed upon approval of the Board or upon sale or liquidation of the Company. The Class E Shares, when redeemed, will be redeemed at their stated value of $100 per share. The following table presents our redemption of Class A and Class B Shares for the thirteen weeks ended December 31, 2011:

Share Class	Date of Redemption	Number of Shares Redeemed	Approximate Value of Shares Redeemed
A	October 10, 2011	2,800	$0.9 million
A	December 29, 2011	700	$0.2 million
B	December 27, 2011	10,658	$3.2 million

See Part I, Item 1. “Business – Capital Shares – Classes of Shares” and Part I, Item 1. “Business – Capital Shares – Redemption of Class A, Class B and Class E Shares” of our Annual Report on Form 10-K for the year ended October 1, 2011 for additional information.

PENSION AND POSTRETIREMENT BENEFIT PLANS

We sponsor a cash balance plan (“Unified Cash Balance Plan”). The Unified Cash Balance Plan is a noncontributory defined benefit pension plan covering substantially all of our employees who are not subject to a collective bargaining agreement. Under the Unified Cash Balance Plan, participants are credited with an annual accrual based on their years of service with us. Our funding policy is to make contributions to the Unified Cash Balance Plan in amounts that are at least sufficient to meet the minimum funding requirements of applicable laws and regulations, but no more than amounts deductible for federal income tax purposes. All of our qualifying employees not subject to a collective bargaining agreement accrue benefits pursuant to the Unified Cash Balance Plan. We also sponsor an Executive Salary Protection Plan (“ESPP”) for our executive officers that provides supplemental post-termination retirement income based on each participant’s salary and years of service as an officer with us. Funds are held in a rabbi trust for the ESPP consisting primarily of life insurance policies tied to underlying investments in the equity market (reported at cash surrender value) and mutual fund assets consisting of various publicly-traded mutual funds (reported at estimated fair value based on quoted market prices).

We sponsor other postretirement benefit plans that provide certain medical coverage to retired non-union employees and provide unused sick leave benefits for certain eligible non-union and union employees. Those plans are not funded.

Our net periodic benefit cost for our combined pension and other postretirement benefits was approximately $3.9 million and $3.8 million for the thirteen weeks ended December 31, 2011 and January 1, 2011, respectively.

We expect to make estimated contributions to the Unified Cash Balance Plan totaling $12.9 million during fiscal 2012, which is comprised of $5.8 million for the 2012 plan year and $7.1 million for the 2011 plan year. At our discretion, we may contribute in excess of these amounts. Additional contributions, if any, will be based, in part, on future actuarial funding calculations and the performance of plan investments. We contributed $0 million and $2.6 million to the Unified Cash Balance Plan during the thirteen weeks ended December 31, 2011 for the 2012 and 2011 plan years, respectively. The Company is scheduled to make the initial quarterly contribution for the 2012 plan year at the beginning of the third quarter of fiscal 2012.

Additionally, we expect to contribute $0.7 million to the ESPP to fund projected benefit payments to participants for the 2012 plan year. We contributed $0.2 million to the ESPP during the thirteen weeks ended December 31, 2011 to fund benefit payments to participants for the 2012 plan year.

During fiscal year 2010, comprehensive health care reform legislation under the Patient Protection and Affordable Care Act (HR 3590) and the Health Care Education and Affordability Reconciliation Act (HR 4872) (collectively, the “Acts”) was passed and signed into law. The Acts contain provisions that could impact our accounting for retiree medical benefits in future periods. However, the extent of that impact, if any, cannot be determined until regulations are promulgated under the Acts and additional interpretations of the Acts become available. We will continue to assess the accounting implications of the Acts as related regulations and interpretations of the Acts become available. In addition, we may consider plan amendments in future periods that may have accounting implications. See Note 7 of “Notes to Consolidated Condensed Financial Statements – Unaudited” in Part I, Item 1. “Financial Statements (Unaudited)” of this Quarterly Report on Form 10-Q for additional discussion.

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

The markets in which we operate are highly competitive; characterized by high volume and low profit margins, customer incentives (including pricing, variety and delivery) and industry consolidation.    The shifting of market share among competitors is typical of the wholesale food business as competitors attempt to increase sales in various markets. A significant portion of our sales are made at low margins. As a result, our profit levels may be negatively impacted if we are forced to respond to competitive pressure by reducing prices.

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

We may experience reduced sales if Members lose market share to fully integrated chain stores, warehouse stores and supercenters that have continued to gain increased market share.    These supercenters have benefited from concentrated buying power and low-cost distribution technology, and have increasingly gained market share at the expense of traditional supermarket operators, including some independent operators, many of whom are our customers. The market share of such alternative format stores may grow in the future, potentially resulting in a loss of sales volume for us. A loss of sales volume could potentially cause patronage dividends to be reduced and/or the Exchange Value Per Share (see Part I, Item 1. “Business – Capital Shares – Ownership and Exchange of Shares” of our Annual Report on Form 10-K for the year ended October 1, 2011) of our Class A and Class B Shares to decrease.

We will continue to be subject to the risk of loss of Member and Non-Member customer volume, including the potential concentration of credit risk.    Our operating results are highly dependent upon maintaining or growing our distribution volume to our customers. Our largest customer, Smart & Final, Inc., a Non-Member customer, and our ten largest Member and Non-Member customers (including Smart & Final, Inc.) constituted approximately 12% and 45%, respectively, of our total net sales for the thirteen week period ended December 31, 2011. A significant loss in membership or volume could adversely affect our operating results. We will continue to be subject to the risks associated with consolidation within the grocery industry. When independent retailers are acquired by large chains with self-distribution capacity, are driven from business by larger grocery chains, or become large enough to develop their own self-distribution system, we will lose distribution volume. Members may also select other wholesale providers. Reduced volume is normally injurious to profitable operations since fixed costs must be spread over a lower sales volume if the volume cannot be replaced.

In addition, we are exposed to concentrations of credit risk related primarily to trade receivables, notes receivable and lease guarantees for certain Members. Our ten customers with the largest accounts receivable balances accounted for approximately 38% and 37% of total accounts receivable at December 31, 2011 and October 1, 2011, respectively. These concentrations of credit risk may be affected by changes in economic or other conditions affecting the western United States, particularly Arizona, California, Nevada, Oregon and Washington. Management believes that receivables are well diversified, and the allowances for doubtful accounts are sufficient to absorb estimated losses. Further, obligations of Members to the Company, including lease guarantees, are generally supported by our right of offset, upon default, against the Members’ cash deposits and shareholdings, as well as personal guarantees and reimbursement and indemnification agreements. Nevertheless, we could still suffer losses as a result of our concentrated credit risk in the event of a significant adverse change in economic or other conditions.

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

Litigation could lead to unexpected losses.    During the normal course of carrying out our business, we may become involved in litigation. In the event that management determines that the likelihood of an adverse judgment in a pending litigation is probable and that the exposure can be reasonably estimated, appropriate reserves are recorded at that time pursuant to FASB’s Accounting Standards Codification Topic 450, “Contingencies.” The final outcome of any litigation could adversely affect operating results if the actual settlement amount exceeds established reserves and insurance coverage.

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

We may not have adequate resources to fund our operations.    We rely primarily upon cash flow from our operations and Member investments to fund our operating activities. In the event that these sources of cash are not sufficient to meet our requirements, additional sources of cash are expected to be obtained from our credit facilities to fund our daily operating activities. Our revolving credit agreement, which expires on October 8, 2015, requires compliance with certain financial covenants, including minimum tangible net worth, fixed charge coverage ratio and total funded debt to earnings before interest, taxes, depreciation, amortization and patronage dividends (“EBITDAP”). See Note 5 of “Notes to Consolidated Financial Statements” in Part II, Item 8. “Financial Statements and Supplementary Data” of our Annual Report on Form 10-K for the year ended October 1, 2011 for additional information. While we are currently in compliance with all required covenants and expect to remain in compliance, this does not guarantee we will remain in compliance in future periods.

As of December 31, 2011, we believe we have sufficient cash flow from operations and availability under the revolving credit agreement to meet our operating needs, capital spending requirements and required debt repayments through October 8, 2015. However, if access to operating cash or to the revolving credit agreement becomes restricted, we may be compelled to seek alternate sources of cash. We cannot assure that alternate sources will provide cash on terms favorable to us. Consequently, the inability to access alternate sources of cash on terms similar to our existing agreement could adversely affect our operations.

The value of our benefit plan assets and liabilities is based on estimates and assumptions, which may prove inaccurate.    Our non-union employees participate in a Company sponsored defined benefit pension plan and Company sponsored postretirement benefit plans. Certain eligible union and non-union employees participate in separate plans providing payouts for unused sick leave. Our officers also participate in a Company sponsored Executive Salary Protection Plan (“ESPP”), which provides additional post-termination retirement income based on each participant’s salary and years of service as an officer of the Company. The postretirement plans provide medical benefits for retired non-union employees, life insurance benefits for retired non-union employees for which active non-union employees are no longer eligible and lump-sum payouts for unused sick days covering certain eligible union and non-union employees. Liabilities for the ESPP and postretirement plans are not funded. We account for these benefit plans in accordance with ASC Topic 715, “Compensation – Retirement Benefits” and ASC Topic 712, “Compensation – Nonretirement Postemployment Benefits,” which require us to make actuarial assumptions that are used to calculate the carrying value of the related assets, where applicable, and liabilities and the amount of expenses to be recorded in our consolidated financial statements. Assumptions include the expected return on plan assets, discount rates, health care cost trend rate, projected life expectancies of plan participants and anticipated salary increases. While we believe the underlying assumptions are appropriate, the carrying value of the related assets and liabilities and the amount of expenses recorded in the consolidated financial statements could differ if other assumptions are used. See Note 11 of “Notes to Consolidated Financial Statements” in Part II, Item 8. “Financial Statements and Supplementary Data” of our Annual Report on Form 10-K for the year ended October 1, 2011 for additional information.

The credit and liquidity crisis in the United States and throughout the global financial system triggered substantial volatility in the world financial markets and banking system. As a result, the investment portfolio of the Unified Cash Balance Plan incurred a significant decline in fair value during fiscal 2008. While the values of the investment portfolios of our defined benefit pension plans increased during fiscal 2009 and 2010, they declined in fiscal 2011 and reflected improvement for the thirteen weeks ended December 31, 2011, as the values of the plans’ individual investments have and will fluctuate in response to changing market conditions, and the amount of gains or losses that will be recognized in subsequent periods, if any, cannot be determined.

Authoritative accounting guidance may necessitate companies who issue and redeem shares based on book value to redefine the method used to value their shares.    Authoritative accounting guidance that requires adjustments to shareholders’ equity has the potential to impact companies whose equity securities are issued and redeemed at book value (“book value companies”) disproportionately more than companies whose share values are market-based (“publicly traded”). While valuations of publicly traded companies are primarily driven by their income statement and cash flows, the traded value of the shares of book value companies, however, may be immediately impacted by adjustments affecting shareholders’ equity upon implementation. Therefore, such guidance may necessitate companies who issue and redeem shares based on book value to redefine the method used to value their shares. As such, we modified our Exchange Value Per Share calculation to exclude accumulated other comprehensive earnings (loss) from Book Value (see Part II, Item 6. “Selected Financial Data” of our Annual Report on Form 10-K for the year ended October 1, 2011 for additional information on the calculation of the Exchange Value Per Share), thereby excluding the potentially volatile impact that (1) ASC Topic 715-20, “Compensation – Retirement Benefits – Defined Benefit Plans – General” and (2) changes in unrealized gains and losses, net of taxes, on available for sale investments would have on shareholders’ equity and Exchange Value Per Share.

A system failure or breach of system or network security could delay or interrupt services to our customers or subject us to significant liability. We have implemented security measures such as firewalls, virus protection, intrusion detection and access controls to address the risk of computer viruses and unauthorized access. A business continuity plan has been developed focusing on the offsite restoration of computer hardware and software applications. We have also developed business resumption plans which include procedures to ensure the continuation of business operations in response to the risk of damage from energy blackouts, natural disasters, terrorism, war and telecommunication failures, and we have implemented change management procedures and quality assurance controls designed to ensure that new or upgraded business management systems operate as intended. However, there can be no assurances that any of these efforts will be adequate to prevent a system failure, accident or security breach, any of which could result in a material disruption to our business. In addition, substantial costs may be incurred to remedy the damages caused by any such disruptions.

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

A strike or work stoppage by employees could disrupt our business and/or we could face increased operating costs from higher wages or benefits we must pay our employees.    Approximately 60% of our employees are covered by collective bargaining agreements, which have various expiration dates ranging from 2012 through 2015. If we are unable to negotiate acceptable contracts with labor unions representing our unionized employees, we may be subject to a strike or work stoppage that disrupts our business and/or increased operating costs resulting from higher wages or benefits paid to union members or replacement workers. Any such outcome could have a material adverse effect on our operations and financial results.

If we fail to maintain an effective system of internal controls, we may not be able to detect fraud or report our financial results accurately, which could harm our business and subject us to regulatory scrutiny.    Pursuant to Section 404 of the Sarbanes-Oxley Act of 2002, we perform an annual evaluation of our internal controls over financial reporting. In July 2010, the Dodd-Frank Wall Street Reform and Consumer Protection Act (the “Reform Act”) became law. The Reform Act includes a provision that indefinitely exempts companies that qualify as either a non-accelerated filer or smaller reporting company from the auditor attestation requirement of Section 404(b) of the Sarbanes-Oxley Act of 2002. For fiscal 2012 and subsequent foreseeable fiscal years, we expect to be exempt from such requirement. Although we believe our internal controls are operating effectively, we cannot guarantee that we will not have any material weaknesses in the future. In addition, any failure to implement required new or improved controls, or difficulties encountered in their implementation, could harm our operating results or cause us to fail to meet our reporting obligations.

A loss of our cooperative tax status could increase tax liability.    Subchapter T of the Internal Revenue Code sets forth rules for the tax treatment of cooperatives. As a cooperative, we are allowed to offset patronage earnings with patronage dividends that are paid in cash or through qualified written notices of allocation. However, we are taxed as a typical corporation on the remainder of our earnings from our Member business and on earnings from our Non-Member business. If we are not entitled to be taxed as a cooperative under Subchapter T, our revenues would be taxed when earned by us and the Members would be taxed when dividends are distributed. The Internal Revenue Service can challenge the tax status of cooperatives. The Internal Revenue Service has not challenged our tax status, and we would vigorously defend any such challenge. However, if we were not entitled to be taxed as a cooperative, taxation at both the Company and the Member level could have a material, adverse impact on us and our Members.

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

Members’ Class A, Class B and Class E Shares are subject to risk of loss.    Class A and Class B Shares are purchased and sold at purchase prices equal to the Exchange Value Per Share at the close of the last fiscal year end prior to the date the shares are purchased or tendered for redemption. Class E Shares are purchased and sold at a value of $100 per share. If a Member were to sell shares at a price that is less than the price at which the shares were purchased, the Member would lose all or a portion of its investment in the Class A, Class B or Class E Shares. See Part I, Item 1. “Business – Capital Shares – Ownership and Exchange of Shares” and Part I, Item 1. “Business – Capital Shares – Redemption of Class A, Class B and Class E Shares” for further information.

If the Board decides in any year to retain a portion of our earnings from our Non-Patronage Business, and not to allocate those earnings to the Exchange Value Per Share, the redemption price of Class A and Class B Shares that are repurchased in the year of such retention and in future years will be reduced.

The requirement that Members invest in our shares and/or make Required Deposits, and the lack of liquidity with respect to such investments and Required Deposits, may make attracting new Members difficult and may cause existing Members to withdraw from membership.    Members are required to meet specific requirements, which include ownership of our capital shares and may include required cash deposits. These investments by Members are a principal source of our capital, and for the thirteen weeks ended December 31, 2011, approximately 81% of our net sales were to Members. We compete with other wholesale suppliers who are not structured as cooperatives and therefore have no investment requirements for customers. Our requirements to purchase shares or maintain cash deposits may become an obstacle to retaining existing business and attracting new business. For a discussion of required Member equity investments and deposits, see Part I, Item 1. “Business – Capital Shares” and Part I, Item 1. “Business – Customer Deposits” of our Annual Report on Form 10-K for the year ended October 1, 2011.

Our Bylaws give the Board complete discretion with respect to the redemption of the shares held by terminated Members and excess shares held by Members. Our redemption policy currently provides that the number of Class B Shares that we may redeem in any fiscal year is limited to no more than 5% of the outstanding Class B Shares (after patronage dividends payable in Class B Shares). In connection with the closing of fiscal 2011, we redeemed 10,658 Class B Shares, leaving 57,561 Class B Shares that have been tendered for redemption but not yet redeemed. See Part II, Item 8. “Financial Statements and Supplementary Data – Notes 10 and 18” of our Annual Report on Form 10-K for the year ended October 1, 2011 for recent redemption activity and the number of outstanding shares tendered for redemption but which have not yet been redeemed. Furthermore, required cash deposits are contractually subordinated and subject to the prior payment in full of our senior indebtedness. For a discussion of the limitations on the redemption of capital shares and the subordination of cash deposits, see Part I, Item 1. “Business – Capital Shares – Redemption of Class A, Class B and Class E Shares,” Part I, Item 1.

“Business – Customer Deposits” and Part I, Item 1. “Business – Pledge of Shares and Guarantees” of our Annual Report on Form 10-K for the year ended October 1, 2011. These limitations on our obligation to redeem capital shares or repay the cash deposits of Members may cause Members to withdraw from membership or potential Members to not become Members.

Severe weather, natural disasters and adverse climate changes may adversely affect our financial condition and results of operations.    Severe weather conditions, such as hurricanes or tornadoes, or natural disasters, such as earthquakes or fires, in areas in which we have distribution facilities in which customers’ stores are located or from which we obtain products may adversely affect our results of operations. Such conditions may cause physical damage to our properties, closure of one or more of our distribution facilities, closure of customers’ stores, lack of an adequate work force in a market, temporary disruption in the supply of products, disruption in the transport of goods, delays in the delivery of goods to our distribution centers or customer stores or a reduction in the availability of products we offer. In addition, adverse climate conditions and adverse weather patterns, such as droughts and floods, that impact growing conditions and the quantity and quality of crops yielded by food producers may adversely affect the availability or cost of certain products within the grocery supply chain. Our business resumption plans may not be effective in a timely manner and a significant disruption to our business could occur in the event of a natural disaster, terrorism or war. In addition, while we carry insurance to cover business interruption and damage to buildings and equipment, some of the insurance carries high deductibles. Any of these factors may disrupt our business and adversely affect our financial condition and results of operations.

CRITICAL ACCOUNTING POLICIES AND ESTIMATES

The preparation of our consolidated condensed financial statements in conformity with accounting principles generally accepted in the United States of America requires us to make estimates, assumptions and judgments that affect the amount of assets and liabilities reported in the consolidated condensed financial statements, the disclosure of contingent assets and liabilities as of the date of the consolidated condensed financial statements and reported amounts of revenues and expenses during the year. We believe our estimates and assumptions to be reasonable; however, future results could differ from those estimates under different assumptions or conditions.

Our discussion and analysis of our financial condition and results of operations are based upon our consolidated condensed financial statements. On an ongoing basis, we evaluate our estimates, including those related to allowances for doubtful accounts, lease loss reserves, investments, goodwill and intangible assets, long-lived assets, income taxes, insurance reserves, pension and postretirement benefits and contingencies and litigation. We base our estimates on historical experience and on various other assumptions and factors that we believe to be reasonable under the circumstances. Based on our ongoing review, we make adjustments we consider appropriate under the facts and circumstances. The accompanying consolidated condensed financial statements are prepared using the same critical accounting policies and estimates discussed in Part II, Item 7. “Management’s Discussion and Analysis of Financial Condition and Results of Operations” of our Annual Report on Form 10-K for the fiscal year ended October 1, 2011.

RECENTLY ADOPTED AND RECENTLY ISSUED AUTHORITATIVE ACCOUNTING GUIDANCE

Refer to Note 9 of “Notes to Consolidated Condensed Financial Statements – Unaudited” in Part I, Item 1. “Financial Statements (Unaudited)” of this Quarterly Report on Form 10-Q for management’s discussion of recently adopted and recently issued authoritative accounting guidance and their expected impact, if any, on our consolidated condensed financial statements.

AVAILABILITY OF SEC FILINGS

We make available, free of charge, through our website (http://www.unifiedgrocers.com) our Forms 10-K, 10-Q and 8-K, as well as our registration statements, proxy statements and all amendments to those reports, as soon as reasonably practicable after those reports are electronically filed with the SEC. A copy of any of the reports filed with the SEC can be obtained from the SEC’s Public Reference Room at 100 F Street, N.E., Washington, D.C. 20549. A copy may also be obtained by calling the SEC at 1-800-SEC-0330. All reports filed electronically with the SEC are available on the SEC’s web site at http://www.sec.gov.

ITEM 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

The following discussion of the market risks we face contains forward-looking statements. Forward-looking statements are subject to risks and uncertainties. Actual results could differ materially from those discussed in the forward-looking statements. See “Quantitative and Qualitative Disclosures About Market Risk” discussed in Part II, Item 7A of our Annual Report on Form 10-K for the year ended October 1, 2011 for additional information.

We are subject to interest rate changes on certain of our notes payable under our credit agreements that may affect the fair value of the notes payable, as well as cash flow and earnings. Based on the notes payable outstanding at December 31, 2011 and the current market condition, a one percent change in the applicable interest rates would impact our annual cash flow and pretax earnings by approximately $1.3 million. See Note 2 of “Notes to Consolidated Condensed Financial Statements – Unaudited” in Part I, Item 1. “Financial Statements (Unaudited)” for additional discussion regarding the fair value of notes payable.

We are exposed to credit risk on accounts receivable through the ordinary course of business and we perform ongoing credit evaluations. Concentration of credit risk with respect to accounts receivable is limited due to the nature of our customer base (i.e., primarily Members). We currently believe our allowance for doubtful accounts is sufficient to cover customer credit risks.

The majority of our investments are held primarily by two of our insurance subsidiaries, and includes obligations of U.S. government corporations and agencies, high quality investment grade corporate bonds, U.S. government treasury securities, U.S. state and municipal securities and common equity securities. The investments held by our insurance subsidiaries, excluding the common equity securities, are generally not actively traded and are valued based upon inputs including quoted prices for identical or similar assets. Collectively, the estimated fair value or market value of these investments continued to exceed their cost during the thirteen weeks ended December 31, 2011.

Life insurance and mutual fund assets with values tied to the equity markets are impacted by overall market conditions. During the thirteen weeks ended December 31, 2011, net earnings and net comprehensive earnings experienced an increase corresponding to the increase in life insurance and mutual fund assets, respectively.

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

Changes in internal controls over financial reporting.    Our management, with the participation of our CEO and CFO, has evaluated any changes in our internal control over financial reporting that occurred during the most recent fiscal quarter. Based on that evaluation, our management concluded that no change in our internal control over financial reporting (as defined in Rule 13a-15(f) under the Securities Exchange Act of 1934) occurred during the quarter ended December 31, 2011 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

There are no material changes from risk factors as previously disclosed in our Annual Report on Form 10-K for the fiscal year ended October 1, 2011, filed on December 9, 2011. Refer to “Risk Factors” in Part I, Item 2 of this Quarterly Report on Form 10-Q for discussion of our risk factors.

ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

COMPANY PURCHASES OF EQUITY SECURITIES

Period	Total Number of Shares Purchased	Average Price Paid Per Share
October 2, 2011 – October 29, 2011	2,800 Class A Shares	$304.48
October 30, 2011 – November 26, 2011	— Shares	—
November 27, 2011 – December 31, 2011	700 Class A Shares	$312.31
November 27, 2011 – December 31, 2011	10,658 Class B Shares	$299.44

Total	14,158 Shares	$301.07

Refer to “Redemption of Capital Stock” in Part I, Item 2 of this Quarterly Report on Form 10-Q for discussion of our share redemptions.

ITEM 3.	DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4.	MINE SAFETY DISCLOSURES

Not applicable.

ITEM 5.	OTHER INFORMATION

None.

ITEM 6.	EXHIBITS

(a)	Exhibits

3.1

Amended and Restated Articles of Incorporation of the Registrant, as amended (incorporated by reference to Exhibit 3.1 to the Registrant’s Quarterly Report on Form 10-Q for the quarterly period ended on March 29, 2008, filed on May 13, 2008).

3.2	Bylaws of the Registrant, as amended (incorporated by reference to Exhibit 3.2 to the Registrant’s Annual Report on Form 10-K for the fiscal year ended October 1, 2011, filed on December 9, 2011).

31.1*	Chief Executive Officer Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2*	Chief Financial Officer Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1*	Chief Executive Officer Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2*	Chief Financial Officer Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS**	XBRL Instance Document.

101.SCH**	XBRL Taxonomy Extension Schema Document.

101.CAL**	XBRL Taxonomy Extension Calculation Linkbase Document.

101.DEF**	XBRL Taxonomy Extension Definition Linkbase Document.

101.LAB**	XBRL Taxonomy Extension Label Linkbase Document.

101.PRE**	XBRL Taxonomy Extension Presentation Linkbase Document.

*	Filed herein.
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

Dated: February 10, 2012