Form 10-Q
period 2012-03-31
UNIFIED GROCERS, INC.
filed 2012-05-15
CIK 320431

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR	THE QUARTERLY PERIOD ENDED MARCH 31, 2012

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

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

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date. As of April 28, 2012, the number of shares outstanding was:

Class A: 154,350 shares; Class B: 428,715 shares; Class C: 15 shares; Class E: 251,808 shares

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS (UNAUDITED)

Unified Grocers, Inc. and Subsidiaries

Consolidated Condensed Balance Sheets – Unaudited

(dollars in thousands)

	March 31, 2012	October 1, 2011
Assets

Current assets:
Cash and cash equivalents	$8,019	$5,117
Accounts and current portion of notes receivable, net of allowances of $3,248 and $2,302 at March 31, 2012 and October 1, 2011, respectively	189,565	191,684
Inventories	243,196	267,745
Prepaid expenses and other current assets	9,508	9,118
Deferred income taxes	8,445	8,445

Total current assets	458,733	482,109
Properties and equipment, net	176,433	179,811
Investments	92,216	88,599
Notes receivable, less current portion and net of allowances of $73 and $581 at March 31, 2012 and October 1, 2011, respectively	19,639	17,809
Goodwill	38,997	38,997
Other assets, net	123,676	116,353

Total Assets	$909,694	$923,678

Liabilities and Shareholders’ Equity

Current liabilities:
Accounts payable	$193,604	$209,886
Accrued liabilities	62,595	62,047
Current portion of notes payable	3,820	3,748
Members’ deposits and estimated patronage dividends	10,943	13,398

Total current liabilities	270,962	289,079
Notes payable, less current portion	224,246	226,162
Long-term liabilities, other	225,069	221,773
Members and Non-Members’ deposits	9,160	5,959
Commitments and contingencies

Shareholders’ equity:
Class A Shares: 500,000 shares authorized, 154,000 and 158,550 shares outstanding at March 31, 2012 and October 1, 2011, respectively	28,752	29,531
Class B Shares: 2,000,000 shares authorized, 428,715 and 440,273 shares outstanding at March 31, 2012 and October 1, 2011, respectively	76,559	78,465
Class E Shares: 2,000,000 shares authorized, 251,808 shares outstanding at both March 31, 2012 and October 1, 2011	25,181	25,181
Retained earnings after elimination of accumulated deficit of $26,976 effective September 28, 2002 – allocated	78,078	78,183
Retained earnings – non-allocated	6,864	6,864

Total retained earnings	84,942	85,047
Receivable from sale of Class A Shares to Members	(963)	(1,179)
Accumulated other comprehensive loss	(34,214)	(36,340)

Total shareholders’ equity	180,257	180,705

Total Liabilities and Shareholders’ Equity	$909,694	$923,678

The accompanying notes are an integral part of these statements.

Unified Grocers, Inc. and Subsidiaries

Consolidated Condensed Statements of Earnings (Loss) – Unaudited

(dollars in thousands)

	Thirteen Weeks Ended		Twenty-Six Weeks Ended
	March 31, 2012	April 2, 2011	March 31, 2012	April 2, 2011
Net sales	$923,257	$932,979	$1,914,380	$1,913,254
Cost of sales	846,907	849,554	1,754,066	1,742,182
Distribution, selling and administrative expenses	74,994	77,582	148,049	153,239

Operating income	1,356	5,843	12,265	17,833
Interest expense	(3,081)	(3,079)	(6,155)	(6,316)

Earnings (loss) before estimated patronage dividends and income taxes	(1,725)	2,764	6,110	11,517
Estimated patronage dividends	(1,888)	389	(3,565)	(3,017)

Earnings (loss) before income taxes	(3,613)	3,153	2,545	8,500
Income taxes	1,563	(891)	(470)	(2,590)

Net earnings (loss)	$(2,050)	$2,262	$2,075	$5,910

The accompanying notes are an integral part of these statements.

Unified Grocers, Inc. and Subsidiaries

Consolidated Condensed Statements of Comprehensive Earnings (Loss) – Unaudited

(dollars in thousands)

	Thirteen Weeks Ended		Twenty-Six Weeks Ended
	March 31, 2012	April 2, 2011	March 31, 2012	April 2, 2011
Net earnings (loss)	$(2,050)	$2,262	$2,075	$5,910
Other comprehensive earnings, net of income taxes:
Unrealized net holding gain (loss) on investments, net of income tax expense (benefit) of $927 and $(31) for the thirteen weeks ended and $1,258 and $(402) for the twenty-six weeks ended March 31, 2012 and April 2, 2011, respectively	1,514	(228)	2,126	(917)

Comprehensive earnings (loss)	$(536)	$2,034	$4,201	$4,993

The accompanying notes are an integral part of these statements.

Unified Grocers, Inc. and Subsidiaries

Consolidated Condensed Statements of Cash Flows – Unaudited

(dollars in thousands)

	Twenty-Six Weeks Ended
	March 31, 2012	April 2, 2011
Cash flows from operating activities:
Net earnings	$2,075	$5,910
Adjustments to reconcile net earnings to net cash provided by operating activities:
Depreciation and amortization	12,649	12,181
Provision for doubtful accounts	799	176
(Gain) loss on sale of properties and equipment	(239)	4
Pension contributions	(5,128)	(3,753)
(Increase) decrease in assets:
Accounts receivable	1,219	13,547
Inventories	24,549	1,192
Prepaid expenses and other current assets	(390)	115
Increase (decrease) in liabilities:
Accounts payable	(16,422)	(6,960)
Accrued liabilities	548	(2,307)
Long-term liabilities, other	7,540	6,483

Net cash provided by operating activities	27,200	26,588

Cash flows from investing activities:
Purchases of properties and equipment	(4,543)	(5,291)
Purchases of securities and other investments	(13,154)	(42,774)
Proceeds from maturities or sales of securities and other investments	11,078	51,778
Origination of notes receivable	(3,480)	(2,662)
Collection of notes receivable	1,751	3,147
Proceeds from sales of properties and equipment	279	30
Increase in other assets	(10,482)	(9,244)

Net cash utilized by investing activities	(18,551)	(5,016)

Cash flows from financing activities:
Net repayments under secured revolving credit agreements	—	(3,500)
Repayments of notes payable	(1,844)	(937)
Payment of deferred financing fees	—	(2,602)
Decrease in Members’ deposits and estimated patronage dividends	(2,455)	(4,933)
Increase in Members and Non-Members’ deposits	3,201	366
Decrease in receivable from sale of Class A Shares to Members, net	216	303
Repurchase of shares from Members	(5,193)	(8,211)
Issuance of shares to Members	328	123

Net cash utilized by financing activities	(5,747)	(19,391)

Net increase in cash and cash equivalents	2,902	2,181
Cash and cash equivalents at beginning of period	5,117	5,901

Cash and cash equivalents at end of period	$8,019	$8,082

Supplemental disclosure of cash flow information:
Cash paid during the period for:
Interest	$5,664	$5,897
Income taxes	$2,676	$3,297

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

The Company’s banking arrangements allow the Company to fund outstanding checks when presented for payment to the financial institutions utilized by the Company for disbursements. This cash management practice frequently results in total issued checks exceeding the available cash balance at a single financial institution. The Company’s policy is to record its cash disbursement accounts with a cash book overdraft in accounts payable. At March 31, 2012 and October 1, 2011, the Company had book overdrafts of $48.6 million and $48.0 million, respectively, classified in accounts payable and included in cash provided by operating activities.

Reclassifications – The Company has modified its cash flow presentation to disclose net borrowing activities under secured revolving credit agreements as a separate line item under financing activities. The Company has conformed its presentation for the twenty-six weeks ended April 2, 2011 to be consistent with the current year’s presentation.

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

Concentration of credit risk.    The Company’s largest customer, Smart & Final, Inc., a Non-Member customer, and the ten largest Member and Non-Member customers (including Smart & Final, Inc.) constituted approximately 12% and 46%, respectively, of total net sales for the twenty-six week period ended March 31, 2012, and approximately 11% and 45%, respectively, of total net sales for the twenty-six week period ended April 2, 2011. The Company’s ten customers with the largest accounts receivable balances accounted for approximately 38% and 37% of total accounts receivable at March 31, 2012 and October 1, 2011, respectively. Management believes that receivables are well diversified, and the allowances for doubtful accounts are sufficient to absorb estimated losses.

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

The following table represents the Company’s financial instruments recorded at fair value and the hierarchy of those assets as of March 31, 2012:

(dollars in thousands)
	Level 1	Level 2	Level 3	Total
Money market funds	$2,456	$—	$—	$2,456
Common equity securities	10,988	—	—	10,988
Mutual funds	13,451	—	—	13,451
Corporate securities	—	27,624	—	27,624
Government securities	9,724	29,201	—	38,925
Municipal securities	—	1,178	—	1,178

Total	$36,619	$58,003	$—	$94,622

The following table represents the Company’s financial instruments recorded at fair value and the hierarchy of those assets as of October 1, 2011:

(dollars in thousands)
	Level 1	Level 2	Level 3	Total
Money market funds	$1,604	$—	$—	$1,604
Common equity securities	8,657	—	—	8,657
Mutual funds	10,683	—	—	10,683
Corporate securities	—	25,440	—	25,440
Government securities	10,637	29,456	—	40,093
Municipal securities	—	907	—	907

Total	$31,581	$55,803	$—	$87,384

Money market funds are valued based on quoted prices in active markets (Level 1 inputs) and are included in cash and cash equivalents in the Company’s consolidated condensed balance sheets. Common equity securities and mutual funds are valued based on information received from a third party. These assets are valued based on quoted prices in active markets (Level 1 inputs). As of March 31, 2012, $11.0 million of common equity securities are included in investments and $13.5 million of mutual funds are included in other assets in the Company’s consolidated condensed balance sheets. Corporate securities, consisting of high quality investment grade corporate bonds, and government and municipal securities, consisting of obligations of U.S. government corporations and agencies, U.S. government treasury securities and U.S. state and municipal bonds, are held by two of the Company’s insurance subsidiaries to fund loss reserves. These assets are valued based on information received from a third party pricing service. For assets traded in active markets, the assets are valued at quoted bond market prices (Level 1 inputs). For assets traded in inactive markets, the service’s pricing methodology uses observable inputs (such as bid/ask quotes) for identical or similar assets. Assets considered to be similar will have similar characteristics, such as: duration, volatility, prepayment speed, interest rates, yield curves, and/or risk profile and other market corroborated inputs (Level 2 inputs). The Company determines the classification of financial asset groups within the fair value hierarchy based on the lowest level of input into each group’s asset valuation. The financial instruments included in the preceding table, other than money market funds and mutual funds discussed above, are included in investments in the Company’s consolidated condensed balance sheets at March 31, 2012.

The Company did not have any transfers into and out of Levels 1 and 2 during the twenty-six week period ended March 31, 2012. Since the Company does not own any Level 3 financial instruments, the adoption of the requirement pursuant to Accounting Standards Update No. 2010-06, “Improving Disclosures About Fair Value Measurements,” to separate disclosures on a gross basis about purchases, sales, issuances and settlements relating to Level 3 measurements did not have an impact on the Company’s consolidated condensed financial statements.

Notes payable.    The fair values of borrowings under the Company’s revolving credit facilities are estimated to approximate their carrying amounts due to the short maturities of those obligations. The fair values for other notes payable are based primarily on rates currently available to the Company for debt with similar terms and remaining maturities.

The fair value of notes payable, excluding capital leases, was $232.8 million and $237.2 million compared to their carrying value of $228.0 million and $229.7 million at March 31, 2012 and October 1, 2011, respectively.

The methods and assumptions used to estimate the fair values of the Company’s financial instruments at March 31, 2012 and October 1, 2011 were based on estimates of market conditions, estimates using present value and risks existing at that time. These values represent an approximation of possible value and may never actually be realized.

3.     INVESTMENTS

The amortized cost and fair value of investments are as follows:

(dollars in thousands)
March 31, 2012	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Available for sale securities:
Fixed maturity securities:
U.S. Treasury securities and obligations of U.S. government corporations and agencies	$37,355	$1,588	$(18)	$38,925
Municipal securities	1,115	63	—	1,178
Corporate securities	26,602	1,054	(32)	27,624

Total fixed maturity securities	65,072	2,705	(50)	67,727
Equity securities	11,079	298	(389)	10,988

Total available for sale securities	$76,151	$3,003	$(439)	78,715

Common stock, at cost				13,501

Total investments				$92,216

(dollars in thousands)
October 1, 2011	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Available for sale securities:
Fixed maturity securities:
U.S. Treasury securities and obligations of U.S. government corporations and agencies	$38,239	$1,883	$(29)	$40,093
Municipal securities	870	37	—	907
Corporate securities	24,954	652	(166)	25,440

Total fixed maturity securities	64,063	2,572	(195)	66,440
Equity securities	10,110	—	(1,453)	8,657

Total available for sale securities	$74,173	$2,572	$(1,648)	75,097

Common stock, at cost				13,502

Total investments				$88,599

During the interim period ended March 31, 2012 and the fiscal year ended October 1, 2011, the Company did not hold any trading or held-to-maturity securities.

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

Unrealized losses on the Company’s investments in fixed maturity securities and equity securities were caused by interest rate increases rather than credit quality. Because the Company’s insurance subsidiaries do not intend to sell, nor do they have or anticipate having a regulatory requirement to sell, these investments until recovery of fair value, which may be upon maturity, the Company does not consider these investments to be other-than-temporarily impaired at March 31, 2012.

The table below illustrates the length of time available for sale fixed maturity securities and equity securities, not deemed to be other-than-temporarily impaired, have been in a continuous unrealized loss position at March 31, 2012:

(dollars in thousands)	Less than 12 Months		12 Months or Greater		Total
Description of Securities	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
U.S. Treasury securities and obligations of U.S. government corporations and agencies	$5,699	$18	$—	$—	$5,699	$18
Corporate debt securities	2,863	24	210	8	3,073	32
Equity securities	3,723	389	—	—	3,723	389

Total investments	$12,285	$431	$210	$8	$12,495	$439

The table below illustrates the length of time available for sale fixed maturity securities and equity securities, not deemed to be other-than-temporarily impaired, have been in a continuous unrealized loss position at October 1, 2011:

(dollars in thousands)	Less than 12 Months		12 Months or Greater		Total
Description of Securities	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
U.S. Treasury securities and obligations of U.S. government corporations and agencies	$5,957	$29	$—	$—	$5,957	$29
Corporate debt securities	10,642	166	—	—	10,642	166
Equity securities	8,657	1,453	—	—	8,657	1,453

Total investments	$25,256	$1,648	$—	$—	$25,256	$1,648

Available for sale fixed maturity securities are due as follows:

(dollars in thousands)
March 31, 2012	Amortized Cost	Fair Value
Due in one year or less	$1,101	$1,102
Due after one year through five years	19,842	20,635
Due after five years through ten years	19,217	20,127
Due after ten years	24,912	25,863

	$65,072	$67,727

Expected maturities will differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties. Corporate mortgage-backed securities are shown as being due at their average expected maturity dates.

Amounts reported as “due in one year or less” are included in long-term investments, as the Company’s insurance subsidiaries are required to maintain investments in support of regulatory deposit requirements. Hence, investments with maturities less than one year maintained in support of this long-term commitment are generally sold to repurchase investments with longer maturities. As these investments continue to support a long-term commitment obligation related to insurance reserves, the Company classifies such amounts as long-term. At March 31, 2012 and October 1, 2011, the long-term portion of the related insurance reserves of $33.5 million and $33.8 million, respectively, are included in long-term liabilities, other in the Company’s consolidated condensed balance sheets.

Investments carried at fair values of $44.9 million and $42.4 million at March 31, 2012 and October 1, 2011 (which include $0.7 million and $0.5 million recorded in cash and cash equivalents), respectively, are maintained in support of regulatory deposit requirements ($40.9 million and $38.8 million in direct deposit of securities at March 31, 2012 and October 1, 2011, respectively) in compliance with statutory regulations. Investments with fair values of $7.2 million and $7.3 million at March 31, 2012 and October 1, 2011 (which include $0.9 million and $0.1 million recorded in cash and cash equivalents), respectively, are on deposit with regulatory authorities in compliance with statutory regulations. Investments with fair values of $0.9 million at both March 31, 2012 and October 1, 2011 (which include zero recorded in cash and cash equivalents) are on deposit in compliance with collateral requirements on reinsurance arrangements.

Net investment income, which is included in net sales, is summarized as follows:

(dollars in thousands)
	Thirteen Weeks Ended		Twenty-Six Weeks Ended
	March 31, 2012	April 2, 2011	March 31, 2012	April 2, 2011
Fixed maturity securities	$570	$769	$1,153	$1,857
Equity securities	26	1,111	425	1,505
Cash and cash equivalents	1	1	1	2

	597	1,881	1,579	3,364
Less: investment expenses	(74)	(75)	(149)	(152)

	$523	$1,806	$1,430	$3,212

Equity investments held by the Company that do not have readily determinable fair values are accounted for using the cost or equity methods of accounting. The Company evaluated its equity investments for impairment as of March 31, 2012, and the Company did not consider any of these equity investments to be impaired.

The Company held investments in Western Family Holding Company (“Western Family”) common stock of $9.4 million at both March 31, 2012 and October 1, 2011. Western Family is a private cooperative located in Oregon from which the Company purchases food and general merchandise products. The investment represents approximately a 20% ownership interest at both March 31, 2012 and October 1, 2011. The Company’s ownership percentage in Western Family is based, in part, on the volume of purchases transacted with Western Family. The investment is accounted for using the equity method of accounting.

The Company’s wholly-owned finance subsidiary, Grocers Capital Company (“GCC”), has an investment in National Consumer Cooperative Bank (“NCB”), which operates as a cooperative and therefore its borrowers are required to own its Class B common stock. The investment in the Class B common stock of NCB aggregated $4.1 million at both March 31, 2012 and October 1, 2011. The Company did not recognize dividend income from NCB in the interim period ended March 31, 2012 or the fiscal year ended October 1, 2011.

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

Management identifies segments based on the information monitored by the Company’s chief operating decision makers to manage the business and, accordingly, has identified the following two reportable segments:

•

The Wholesale Distribution segment includes the results of operations from the sale of groceries and general merchandise products to both Members and Non-Members, including a broad range of branded and corporate brand products in nearly all the categories found in a typical supermarket, including dry grocery, frozen food, deli, meat, dairy, eggs, produce, bakery, ethnic, gourmet, specialty foods, natural and organic, general merchandise and health and beauty care products. Support services (other than insurance and financing), including promotional planning, retail technology, equipment purchasing services and real estate services, are reported in the Wholesale Distribution segment. As of, and for the twenty-six weeks ended, March 31, 2012, the Wholesale Distribution segment collectively represented approximately 85% of the Company’s total assets, and 99% of total net sales.

Non-perishable products consist primarily of dry grocery, frozen food, deli, ethnic, gourmet, specialty foods, natural and organic, general merchandise and health and beauty care products. They also include (1) retail support services and (2) products and shipping services provided to Non-Member customers through Unified International, Inc. Perishable products consist primarily of service deli, service bakery, meat, eggs, produce, bakery and dairy products. Net sales within the Wholesale Distribution segment include $636.0 million and $666.9 million, or 69.2% and 71.8% of total Wholesale Distribution segment net sales, for the thirteen weeks ended March 31, 2012 and April 2, 2011, respectively, attributable to sales of non-perishable products, and $282.7 million and $262.0 million, or 30.8% and 28.2% of total Wholesale Distribution segment net sales, for the thirteen weeks ended March 31, 2012 and April 2, 2011, respectively, attributable to sales of perishable products. Net sales within the Wholesale Distribution segment include $1.321 billion and $1.368 billion, or 69.3% and 71.8% of total Wholesale Distribution segment net sales, for the twenty-six weeks ended March 31, 2012 and April 2, 2011, respectively, attributable to sales of non-perishable products, and $585.2 million and $537.5 million, or 30.7% and 28.2% of total Wholesale Distribution segment net sales, for the twenty-six weeks ended March 31, 2012 and April 2, 2011, respectively, attributable to sales of perishable products. Wholesale Distribution segment net sales also include revenues attributable to the Company’s retail support services, which comprised less than 1% of total Wholesale Distribution segment net sales, for each of the foregoing respective periods.

•

The Insurance segment includes the results of operations for the Company’s three insurance subsidiaries (Unified Grocers Insurance Services, Springfield Insurance Company and Springfield Insurance Company, Limited). These subsidiaries provide insurance and insurance-related products, including workers’ compensation and liability insurance policies, to both the Company and its Member and Non-Member customers. Unified Grocers Insurance Services is an insurance agency that places business with insurance carriers, both non-affiliated and Springfield Insurance Company. Springfield Insurance Company, Limited is a captive re-insurer for Springfield Insurance Company. Unified Grocers Insurance Services is a licensed insurance agency in Alaska, Arizona, California, Idaho, New Mexico, Nevada, Oregon, Texas, Washington and Utah. Springfield Insurance Company is a licensed insurance carrier in Arizona, California, Colorado, Idaho,

Montana, New Mexico, Nevada, Oregon, Texas, Washington, Wyoming and Utah. Springfield Insurance Company, Limited is a licensed insurance carrier in the Commonwealth of Bermuda. As of, and for the twenty-six weeks ended, March 31, 2012, the Company’s Insurance segment collectively accounted for approximately 12% of the Company’s total assets, and 1% of total net sales.

The All Other category includes the results of operations for the Company’s other support businesses, including its finance subsidiary, whose services are provided to a common customer base, none of which individually meets the quantitative thresholds of a reportable segment. As of, and for the twenty-six weeks ended, March 31, 2012, the All Other category collectively accounted for approximately 3% of the Company’s total assets, and less than 1% of total net sales.

Information about the Company’s operating segments is summarized below.

(dollars in thousands)
	Thirteen Weeks Ended		Twenty-Six Weeks Ended
	March 31, 2012	April 2, 2011	March 31, 2012	April 2, 2011
Net sales
Wholesale distribution	$918,694	$928,890	$1,905,655	$1,905,695
Insurance	6,729	6,961	13,783	13,579
All other	329	237	674	479
Inter-segment eliminations	(2,495)	(3,109)	(5,732)	(6,499)

Total net sales	$923,257	$932,979	$1,914,380	$1,913,254

Operating income (loss)
Wholesale distribution	$1,476	$4,404	$11,632	$15,176
Insurance	(228)	1,449	410	2,677
All other	108	(10)	223	(20)

Total operating income	1,356	5,843	12,265	17,833

Interest expense	(3,081)	(3,079)	(6,155)	(6,316)
Estimated patronage dividends	(1,888)	389	(3,565)	(3,017)
Income taxes	1,563	(891)	(470)	(2,590)

Net earnings (loss)	$(2,050)	$2,262	$2,075	$5,910

Depreciation and amortization
Wholesale distribution	$6,247	$5,984	$12,452	$11,987
Insurance	85	83	169	163
All other	14	16	28	31

Total depreciation and amortization	$6,346	$6,083	$12,649	$12,181

Capital expenditures
Wholesale distribution	$2,627	$1,441	$4,531	$5,228
Insurance	7	47	12	63
All other	—	—	—	—

Total capital expenditures	$2,634	$1,488	$4,543	$5,291

Identifiable assets at March 31, 2012 and April 2, 2011
Wholesale distribution	$769,007	$785,133	$769,007	$785,133
Insurance	113,700	102,352	113,700	102,352
All other	26,987	22,218	26,987	22,218

Total identifiable assets	$909,694	$909,703	$909,694	$909,703

5.     SHAREHOLDERS’ EQUITY

During the twenty-six week period ended March 31, 2012, the Company issued 1,050 Class A Shares with an issuance value of $0.3 million and redeemed 5,600 Class A Shares with a redemption value of $1.7 million. The Company also redeemed 11,558 Class B Shares with a redemption value of $3.5 million during the twenty-six week period ended March 31, 2012.

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

The Company also sponsors an Executive Salary Protection Plan (“ESPP”) for the executive officers of the Company that provides supplemental post-termination retirement income based on each participant’s salary and years of service as an officer of the Company (see Note 11 of “Notes to Consolidated Financial Statements” in Part II, Item 8. “Financial Statements and Supplementary Data” of the Company’s Annual Report on Form 10-K for the year ended October 1, 2011 for additional discussion). Funds are held in a rabbi trust for the ESPP consisting primarily of life insurance policies reported at cash surrender value and mutual fund assets consisting of various publicly-traded mutual funds reported at estimated fair value based on quoted market prices. In accordance with ASC Topic 710, “Compensation – General,” the assets and liabilities of a rabbi trust must be accounted for as if they are assets and liabilities of the Company. In addition, all earnings and expenses of the rabbi trust are reported in the Company’s consolidated condensed statement of earnings. The cash surrender value of such life insurance policies aggregated $16.9 million and $15.1 million at March 31, 2012 and October 1, 2011, respectively, and are included in other assets in the Company’s consolidated condensed balance sheets. Mutual funds reported at their estimated fair value of $13.5 million and $10.7 million at March 31, 2012 and October 1, 2011, respectively, are included in other assets in the Company’s consolidated condensed balance sheets. The related accrued benefit cost (representing the Company’s benefit obligation to participants) of $40.4 million and $38.5 million at March 31, 2012 and October 1, 2011, respectively, is recorded in long-term liabilities, other in the Company’s consolidated condensed balance sheets. The assets held in the rabbi trust are not available for general corporate purposes. The rabbi trust is subject to creditor claims in the event of insolvency. The trust assets are excluded from ESPP plan assets as they do not qualify as plan assets under ASC Topic 715, “Compensation – Retirement Benefits.”

The Company sponsors other postretirement benefit plans that provide certain medical coverage to retired non-union employees and provide unused sick leave benefits for certain eligible non-union and union employees. Those plans are not funded.

The components of net periodic cost for pension and other postretirement benefits for the respective twenty-six weeks ended March 31, 2012 and April 2, 2011 consist of the following:

(dollars in thousands)
	Pension Benefits				Other Postretirement Benefits
	Thirteen Weeks Ended		Twenty-Six Weeks Ended		Thirteen Weeks Ended		Twenty-Six Weeks Ended
	March 31, 2012	April 2, 2011	March 31, 2012	April 2, 2011	March 31, 2012	April 2, 2011	March 31, 2012	April 2, 2011
Service cost	$1,942	$1,925	$3,884	$3,850	$381	$470	$762	$940
Interest cost	3,161	2,972	6,322	5,944	630	639	1,260	1,277
Expected return on plan assets	(3,168)	(3,100)	(6,336)	(6,200)	—	—	—	—
Amortization of prior service cost (credit)	3	55	6	111	(247)	(118)	(494)	(236)
Recognized actuarial loss (gain)	1,303	996	2,606	1,991	(77)	(34)	(154)	(67)

Net periodic cost	$3,241	$2,848	$6,482	$5,696	$687	$957	$1,374	$1,914

The Company’s funding policy is to make contributions to the Unified Cash Balance Plan in amounts that are at least sufficient to meet the minimum funding requirements of applicable laws and regulations, but no more than amounts deductible for federal income tax purposes. The Company expects to make estimated contributions to the Unified Cash Balance Plan totaling $12.9 million during fiscal 2012, which is comprised of $5.8 million for the 2012 plan year and $7.1 million for the 2011 plan year. At its discretion, the Company may contribute in excess of these amounts. Additional contributions, if any, will be based, in part, on future actuarial funding calculations and the performance of plan investments. The Company contributed $0 million and $5.1 million to the Unified Cash Balance Plan during the twenty-six weeks ended March 31, 2012 for the 2012 and 2011 plan years, respectively. The Company is scheduled to make the initial quarterly contribution for the 2012 plan year at the beginning of the third quarter of fiscal 2012.

Additionally, the Company expects to contribute $0.7 million to the ESPP to fund projected benefit payments to participants for the 2012 plan year. The Company contributed $0.5 million to the ESPP during the twenty-six weeks ended March 31, 2012 to fund benefit payments to participants for the 2012 plan year.

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

A supply agreement with Super Center, Inc., a Member affiliated with Mimi Song, a director of the Company, became effective in February 2012. The agreement will expire in the Company’s fiscal year 2016.

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

9.     RECENTLY ADOPTED AND RECENTLY ISSUED AUTHORITATIVE ACCOUNTING GUIDANCE

In September 2011, the FASB issued Accounting Standards Update (“ASU”) No. 2011-09, “Compensation—Retirement Benefits – Multiemployer Plans (Subtopic 220): Disclosures about an Employer’s Participation in a Multiemployer Plan” (“ASU No. 2011-09”). ASU No. 2011-09 creates greater transparency in financial reporting by requiring additional disclosures about an employer’s participation in a multiemployer pension plan and multiemployer other postretirement benefit plans. The additional disclosures will increase awareness about the commitments that an employer has made to a multiemployer pension plan and multiemployer other postretirement benefit plans and the potential future cash flow implications of an employer’s participation in the plans. ASU No. 2011-09 is effective for annual periods for fiscal years ending after December 15, 2011; however, disclosure requirements should be applied retrospectively for all prior periods presented. Early adoption is permitted. Accordingly, the Company will adopt ASU No. 2011-09 for fiscal year end 2012. Other than enhanced disclosure, the adoption of ASU No. 2011-09 is not expected to have an impact on the Company’s consolidated condensed financial statements.

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

In May 2011, the FASB and the IASB issued ASU No. 2011-04, “Fair Value Measurement (Topic 820): Amendments to Achieve Common Fair Value Measurement and Disclosure Requirements in U.S. GAAP and IFRSs” (“ASU No. 2011-04”). ASU No. 2011-04 does not extend the use of fair value accounting, but provides guidance on how it should be applied where its use is already required or permitted by other standards within U.S. GAAP or IFRSs. The amendments in ASU No. 2011-04 change the wording used to describe many of the requirements in U.S. GAAP for measuring fair value and for disclosing information about fair value measurements. Amendments in ASU No. 2011-04 include those that: (1) clarify the FASB’s intent about the application of existing fair value measurement and disclosure requirements; and (2) change a particular principle or requirement for measuring fair value or for disclosing information about fair value measurements. For many of the requirements, the FASB does not intend for the amendments in ASU No. 2011-04 to result in a change in the application of the requirements in Topic 820. ASU No. 2011-04 is effective during interim and annual periods beginning after December 15, 2011. Accordingly, the Company adopted ASU No. 2011-04 commencing in the second quarter of fiscal 2012. The adoption of ASU No. 2011-04 did not have an impact on the Company’s consolidated condensed financial statements.

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

10.     SUBSEQUENT EVENTS

Subsequent events have been evaluated by the Company through the date the financial statements were issued.

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

Our customers include our owners (“Members”) and non-owners (“Non-Members”). We do business primarily with those customers that have been accepted as Members. Our Members operate supermarket companies that range in size from single store operators to regional supermarket chains. Members are required to meet specific requirements, which include ownership of our capital shares and may include required cash deposits. Customers who purchase less than $1 million annually from us would not generally be considered for membership, while customers who purchase over $3 million annually are typically required to become Members. See Part I, Item 1. “Business – Member Requirements,” Part I, Item 1. “Business – Capital Shares” and Part I, Item 1. “Business – Customer Deposits” of our Annual Report on Form 10-K for the year ended October 1, 2011 for additional information. Additionally, see “DESCRIPTION OF DEPOSIT ACCOUNTS” in our Amendment No. 2 to Registration Statement on Form S-1 filed on April 19, 2012, with respect to our offering of Partially Subordinated Patrons’ Deposit Accounts for further information. The membership requirements, including purchase and capitalization requirements, may be modified at any time at the discretion of our Board of Directors (the “Board”).

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

Economic Factors

Economic factors such as low consumer confidence and high unemployment continue to persist in certain of our operating markets. Higher food price inflation and fuel costs during calendar 2011 placed more pressure on consumer discretionary income, and these trends have continued during 2012. Consumers continue to be highly price sensitive and seek lower cost alternatives in their grocery purchases, continuing to put pressure on profit margins in an industry already characterized by low profit margins. Job losses have also caused greater demographic shifts that can change the composition of consumers and their related product focus in a given marketplace.

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

Our insurance subsidiaries invest a significant portion of premiums received in fixed maturity securities and equity securities to fund loss reserves. As a result, our operating performance may be impacted by the performance of these investments. The majority of our investments (approximately 86%) are held by two of our insurance subsidiaries, and include obligations of U.S. government corporations and agencies, high quality investment grade corporate bonds, U.S. government treasury securities, U.S. state and municipal securities and common equity securities. The investments held by our insurance subsidiaries, excluding the common equity securities, are generally not actively traded and are valued based upon inputs including quoted prices for identical or similar assets. Collectively, the estimated fair value or market value of these investments continued to exceed their cost during the twenty-six weeks ended March 31, 2012. Approximately 10% of our investments are held by our Wholesale Distribution segment, which consists primarily of Western Family Holding Company (“Western Family”) common stock. Western Family is a private cooperative located in Oregon from which we purchase food and general merchandise products. Approximately 4% of our investments are held by our other support businesses and consist of an investment by our wholly-owned finance subsidiary in National Consumer Cooperative Bank (“NCB”). NCB operates as a cooperative and therefore its borrowers are required to own its Class B common stock.

We invest in life insurance policies (reported at cash surrender value) and various publicly-traded mutual funds (reported at estimated fair value based on quoted market prices) to fund obligations pursuant to our Executive Salary Protection Plan and deferred compensation plan (see Note 7 of “Notes to Consolidated Condensed Financial Statements – Unaudited” in Part I, Item 1. “Financial Statements (Unaudited)” of this Quarterly Report on Form 10-Q for additional discussion). Life insurance and mutual fund assets with values tied to the equity markets are impacted by overall market conditions. During the twenty-six weeks ended March 31, 2012, net earnings and net comprehensive earnings experienced an increase corresponding to the increase in life insurance and mutual fund assets, respectively.

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

	Thirteen Weeks Ended		% Change	Twenty-Six Weeks Ended		% Change
Fiscal Period Ended	March 31, 2012	April 2, 2011	Thirteen Weeks	March 31, 2012	April 2, 2011	Twenty-Six Weeks
Net sales	100.0%	100.0%	(1.0)%	100.0%	100.0%	0.1%
Cost of sales	91.7	91.1	(0.3)	91.6	91.1	0.7
Distribution, selling and administrative expenses	8.1	8.3	(3.3)	7.7	8.0	(3.4)
Operating income	0.2	0.6	(76.8)	0.7	0.9	(31.2)
Interest expense	(0.3)	(0.3)	0.1	(0.3)	(0.3)	(2.5)
Estimated patronage dividends	(0.2)	—	(585.3)	(0.2)	(0.2)	18.2
Income taxes	0.2	(0.1)	(275.4)	—	(0.1)	(81.9)
Net earnings (loss)	(0.1)%	0.2%	(190.6)%	0.2%	0.3%	(64.9)%

THIRTEEN WEEK PERIOD ENDED MARCH 31, 2012 (“2012 PERIOD”) COMPARED TO THE THIRTEEN WEEK PERIOD ENDED APRIL 2, 2011 (“2011 PERIOD”)

Overview of the 2012 Period. We experienced an overall net sales decrease of $9.7 million, or 1.0%, to $923.3 million for the 2012 Period as compared to $933.0 million for the 2011 Period. Our net sales for the Wholesale Distribution segment decreased $10.2 million, or 1.1%, for the comparable 2012 and 2011 Periods. We achieved higher sales to our continuing customers; however, they were exceeded by the loss of sales due to lost customers, including the loss of one of our top ten customers in the third quarter of fiscal 2011, and store closures. Net sales in our Insurance segment and our All Other business activities increased $0.4 million and $0.1 million, respectively, for the comparable thirteen week periods.

Our consolidated operating income decreased $4.5 million to $1.3 million in the 2012 Period compared to $5.8 million in the 2011 Period.

The overall decrease in operating income is summarized in our operating segments and other business activities as follows:

•

Wholesale Distribution Segment:    The Wholesale Distribution segment’s operating income decreased $2.9 million to $1.5 million in the 2012 Period compared to $4.4 million in the 2011 Period. This decrease in earnings was primarily due to a change in sales mix towards lower margin products and lower net sales, partially offset by a decline in distribution, selling and administrative expenses.

•

Insurance Segment:    Operating income decreased $1.7 million in our Insurance segment to a loss of $0.2 million in the 2012 Period compared to earnings of $1.5 million in the 2011 Period. This decrease was primarily due to a reduction in investment income.

•

All Other:    Operating income increased $0.1 million in our All Other business activities to $0.1 million in the 2012 Period compared to an insignificant loss in the 2011 Period. All Other business activities primarily consist of activities conducted through our finance subsidiary.

The following tables summarize the performance of each business segment for the 2012 and 2011 Periods.

Wholesale Distribution Segment

(dollars in thousands)

	Thirteen Weeks Ended March 31, 2012		Thirteen Weeks Ended April 2, 2011
	Amounts in 000’s	Percent to Net Sales	Amounts in 000’s	Percent to Net Sales	Difference
Gross sales	$918,694	—	$928,890	—	$(10,196)
Inter-segment eliminations	—	—	—	—	—

Net sales	918,694	100.0%	928,890	100.0%	(10,196)
Cost of sales	844,312	91.9	848,961	91.4	(4,649)
Distribution, selling and administrative expenses	72,906	7.9	75,525	8.1	(2,619)

Operating income	$1,476	0.2%	$4,404	0.5%	$(2,928)

Insurance Segment

(dollars in thousands)

	Thirteen Weeks Ended March 31, 2012		Thirteen Weeks Ended April 2, 2011
	Amounts in 000’s	Percent to Net Sales	Amounts in 000’s	Percent to Net Sales	Difference
Gross sales – premiums earned and investment income	$6,729	—	$6,961	—	$(232)
Inter-segment eliminations	(2,461)	—	(3,049)	—	588

Net sales – premiums earned and investment income	4,268	100.0%	3,912	100.0%	356
Cost of sales – underwriting expenses	2,595	60.8	593	15.2	2,002
Selling and administrative expenses	1,901	44.5	1,870	47.8	31

Operating (loss) income	$(228)	(5.3)%	$1,449	37.0%	$(1,677)

All Other

(dollars in thousands)

	Thirteen Weeks Ended March 31, 2012		Thirteen Weeks Ended April 2, 2011
	Amounts in 000’s	Percent to Net Sales	Amounts in 000’s	Percent to Net Sales	Difference
Gross sales	$329	—	$237	—	$ 92
Inter-segment eliminations	(34)	—	(60)	—	26

Net sales	295	100.0%	177	100.0%	118
Selling and administrative expenses	187	63.4	187	105.6	—

Operating income (loss)	$108	36.6%	$(10)	(5.6)%	$118

Net sales.    Consolidated net sales decreased $9.7 million, or 1.0%, to $923.3 million in the 2012 Period compared to $933.0 million for the 2011 Period. Factors impacting net sales are as follows:

•

Wholesale Distribution Segment:    Wholesale Distribution net sales decreased $10.2 million to $918.7 million in the 2012 Period compared to $928.9 million for the 2011 Period. Significant components of this decrease are summarized below.

(dollars in millions)
Key Net Sales Changes	Increase (Decrease)
Increase in net sales to continuing customers	$36.5
Lost customers	(4.6)
Loss of significant Member in May 2011	(33.7)
Store closures	(8.4)

Change in net sales	$(10.2)

•

Insurance Segment:    Net sales, consisting principally of premium revenues and investment income, increased $0.4 million to $4.3 million in the 2012 Period compared to $3.9 million for the 2011 Period. The increase is primarily due to an increase in workers’ compensation premium revenue resulting from the addition of new policyholders, partially offset by a reduction in investment income.

•	All Other: Net sales increased $0.1 million to $0.3 million in the 2012 Period compared to $0.2 million in the 2011 Period.

Cost of sales (including underwriting expenses).    Consolidated cost of sales was $846.9 million for the 2012 Period and $849.6 million for the 2011 Period and comprised 91.7% and 91.1% of consolidated net sales for the 2012 and 2011 Periods, respectively. Factors impacting cost of sales are as follows:

•

Wholesale Distribution Segment:    Cost of sales decreased by $4.7 million to $844.3 million in the 2012 Period compared to $849.0 million in the 2011 Period. As a percentage of Wholesale Distribution net sales, cost of sales was 91.9% and 91.4% for the 2012 and 2011 Periods, respectively.

•	The change in product and customer sales mix resulted in a 0.5% increase in cost of sales as a percent of Wholesale Distribution net sales in the 2012 Period compared to the 2011 Period.

•

Vendor related activity resulted in no change in cost of sales as a percent of Wholesale Distribution net sales in the 2012 Period compared to the 2011 Period. This was comprised of declines in inventory holding gains (realized upon sale) offset by changes in vendor marketing activity.

•

Insurance Segment:    Cost of sales primarily consists of claims loss and loss adjustment expenses, underwriting expenses, commissions, premium taxes and regulatory fees. Cost of sales increased $2.0 million to $2.6 million in the 2012 Period compared to $0.6 million in the 2011 Period. The increase is primarily due to additional claims exposure related to new workers’ compensation policies written during the 2012 Period. The cost of insurance and the adequacy of loss reserves are impacted by actuarial estimates based on a detailed analysis of health care cost trends, claims history, demographics and industry trends. As a result, the amount of loss reserves and future expenses is significantly affected by these variables and may significantly change, depending on the cost of providing benefits and the results of further legislative action. See additional discussion related to insurance reserves under “Risk Factors – Our insurance reserves may be inadequate if unexpected losses occur.”

Distribution, selling and administrative expenses.    Consolidated distribution, selling and administrative expenses were $75.0 million in the 2012 Period compared to $77.6 million in the 2011 Period, reflecting a decrease of $2.6 million, and comprised 8.1% and 8.3% of net sales for the 2012 and 2011 Periods, respectively. Factors impacting distribution, selling and administrative expenses are as follows:

•

Wholesale Distribution Segment:    Distribution, selling and administrative expenses decreased $2.6 million to $72.9 million in the 2012 Period compared to $75.5 million in the 2011 Period, and comprised 7.9% and 8.1% of Wholesale Distribution net sales for the 2012 and 2011 Periods, respectively.

•

Officers’ Life Insurance:    During the 2012 Period, we experienced net insurance expense decreases of $0.9 million, or 0.1% as a percent of Wholesale Distribution net sales. This decrease in expense is primarily due to the increase in the cash surrender value of our life insurance policy assets, which are held in a rabbi trust to support post-termination retirement benefits and are not available for general corporate purposes. The changes in our policy assets are a result of changes in the fair value of the underlying securities, which are highly concentrated in U.S. equity markets and priced based on readily determinable market values.

•

General Expenses:    General expenses decreased $1.7 million, or 0.1% as a percent of Wholesale Distribution net sales, due primarily to our continued focus on cost containment, including employee-related expenses.

•	Insurance Segment: Selling and administrative expenses for the Insurance segment were consistent at $1.9 million for both the 2012 and 2011 Periods.

•	All Other: Selling and administrative expenses for our All Other business activities were $0.2 million in both the 2012 and 2011 Periods.

Interest.    Interest expense was $3.1 million and comprised 0.3% of consolidated net sales for both the 2012 and 2011 Periods. Factors impacting interest expense are as follows:

•	Interest expense on our primary debt instruments (as described below) increased $0.1 million to $2.9 million in the 2012 Period compared to $2.8 million in the 2011 Period.

•

Weighted Average Borrowings:    Interest expense increased $0.1 million from the 2011 Period as a result of higher outstanding debt. Weighted average borrowings increased by $8.3 million primarily due to increased working capital requirements during the 2012 Period as compared to the 2011 Period.

•

Interest Rates:    Interest expense decreased marginally from the 2011 Period. Our effective borrowing rate for the combined primary debt, made up of the revolving lines of credit for Unified and Grocers Capital Company, and senior secured notes, was 4.5% and 4.6% for the 2012 and 2011 Periods, respectively. The rate decrease was due to a lower proportion of the senior secured notes in the primary debt.

Borrowings on Unified’s revolving credit agreement are subject to market rate fluctuations. A 25 basis point change in the market rate of interest over the period would have resulted in a $0.1 million increase or decrease in corresponding interest expense.

•	Interest expense on our other debt instruments decreased $0.1 million to $0.2 million for the 2012 Period compared to $0.3 million for the 2011 Period.

Estimated patronage dividends.    Estimated patronage dividends for the 2012 Period were $1.9 million, compared to estimated patronage losses of $0.4 million in the 2011 Period. Patronage dividends for the 2012 and 2011 Periods consisted of the patronage activities from our three patronage earnings divisions: the Southern California Dairy Division, the Pacific Northwest Dairy Division and the Cooperative Division. For the 2012 and 2011 Periods, respectively, we had patronage earnings of $2.5 million and $2.7 million in the Southern California Dairy Division and $0.3 million and $0.4 million in the Pacific Northwest Dairy Division. We incurred losses in the Cooperative Division in the 2012 and 2011 Periods. Estimated patronage dividends for the Cooperative Division reflect an expected recovery of $0.9 million and $3.5 million of these losses in the second half of fiscal 2012 and fiscal 2011, respectively. Patronage dividends produced by the Cooperative Division are distributed annually, historically in cash, Class B and Class E Shares (see Part I, Item 1. “Business – Patronage Dividends” of our Annual Report on Form 10-K for the year ended October 1, 2011 for additional information), while patronage dividends produced by the dairy divisions are paid quarterly, historically in cash.

Income taxes.    Our effective income tax rate was 43.3% for the 2012 Period compared to 28.3% for the 2011 Period. The higher rate for the 2012 Period is due to lower book income and higher favorable returns on our corporate-owned life insurance policies for the 2012 Period as compared to the 2011 Period. Gains and losses in the value of corporate-owned life insurance are included in net earnings, but are not subject to income taxes.

TWENTY-SIX WEEK PERIOD ENDED MARCH 31, 2012 (“2012 PERIOD”) COMPARED TO THE TWENTY-SIX WEEK PERIOD ENDED APRIL 2, 2011 (“2011 PERIOD”)

Overview of the 2012 Period. We experienced an overall net sales increase of $1.1 million, or 0.1%, to $1.914 billion for the 2012 Period as compared to $1.913 billion for the 2011 Period. Our net sales for the Wholesale Distribution segment were comparable for the 2012 and 2011 Periods due to higher sales to continuing customers, offset by the loss of sales due to lost customers, including the loss of one of our top ten customers in the third quarter of fiscal 2011, and store closures. Net sales in our Insurance segment and our All Other business activities increased $0.9 million and $0.2 million, respectively, for the comparable twenty-six week periods.

Our consolidated operating income decreased $5.6 million to $12.2 million in the 2012 Period compared to $17.8 million in the 2011 Period.

The overall decrease in operating income is summarized in our operating segments and other business activities as follows:

•

Wholesale Distribution Segment:    The Wholesale Distribution segment’s operating income decreased $3.5 million to $11.6 million in the 2012 Period compared to $15.1 million in the 2011 Period. This decrease in earnings was primarily due to a change in sales mix towards lower margin products, partially offset by a decline in distribution, selling and administrative expenses.

•

Insurance Segment:    Operating income decreased $2.3 million in our Insurance segment to $0.4 million in the 2012 Period compared to $2.7 million in the 2011 Period. This decrease was primarily due to a reduction in investment income.

•

All Other:    Operating income increased $0.2 million in our All Other business activities to $0.2 million in the 2012 Period compared to an insignificant loss in the 2011 Period. All Other business activities primarily consist of activities conducted through our finance subsidiary.

The following tables summarize the performance of each business segment for the 2012 and 2011 Periods.

Wholesale Distribution Segment (dollars in thousands)
	Twenty-Six Weeks Ended March 31, 2012		Twenty-Six Weeks Ended April 2, 2011
	Amounts in 000’s	Percent to Net Sales	Amounts in 000’s	Percent to Net Sales	Difference
Gross sales	$1,905,655	—	$1,905,695	—	$(40)
Inter-segment eliminations	—	—	—	—	—

Net sales	1,905,655	100.0%	1,905,695	100.0%	(40)
Cost of sales	1,750,102	91.8	1,741,319	91.4	8,783
Distribution, selling and administrative expenses	143,921	7.6	149,200	7.8	(5,279)

Operating income	$11,632	0.6%	$15,176	0.8%	$(3,544)

Insurance Segment (dollars in thousands)
	Twenty-Six Weeks Ended March 31, 2012		Twenty-Six Weeks Ended April 2, 2011
	Amounts in 000’s	Percent to Net Sales	Amounts in 000’s	Percent to Net Sales	Difference
Gross sales – premiums earned and investment income	$13,783	—	$13,579	—	$204
Inter-segment eliminations	(5,667)	—	(6,375)	—	708

Net sales – premiums earned and investment income	8,116	100.0%	7,204	100.0%	912
Cost of sales – underwriting expenses	3,964	48.8	863	12.0	3,101
Selling and administrative expenses	3,742	46.1	3,664	50.9	78

Operating income	$410	5.1%	$2,677	37.1%	$(2,267)

All Other (dollars in thousands)
	Twenty-Six Weeks Ended March 31, 2012		Twenty-Six Weeks Ended April 2, 2011
	Amounts in 000’s	Percent to Net Sales	Amounts in 000’s	Percent to Net Sales	Difference
Gross sales	$674	—	$479	—	$195
Inter-segment eliminations	(65)	—	(124)	—	59

Net sales	609	100.0%	355	100.0%	254
Selling and administrative expenses	386	63.4	375	105.6	11

Operating income (loss)	$223	36.6%	$(20)	(5.6)%	$243

Net sales.    Consolidated net sales increased $1.1 million, or 0.1%, to $1.914 billion in the 2012 Period compared to $1.913 billion for the 2011 Period. Factors impacting net sales are as follows:

•	Wholesale Distribution Segment: Wholesale Distribution net sales had no significant change and were $1.906 billion for the 2012 and 2011 Periods. Significant movements are summarized below.

(dollars in millions)
Key Net Sales Changes	Increase (Decrease)
Increase in net sales to continuing customers	$98.3
Lost customers	(7.8)
Loss of significant Member in May 2011	(70.2)
Store closures	(20.3)

Change in net sales	$0.0

•

Insurance Segment:    Net sales, consisting principally of premium revenues and investment income, increased $0.9 million to $8.1 million in the 2012 Period compared to $7.2 million for the 2011 Period. The increase is primarily due to an increase in workers’ compensation premium revenue resulting from the addition of new policyholders, partially offset by a reduction in investment income.

•	All Other: Net sales increased $0.2 million to $0.6 million in the 2012 Period compared to $0.4 million in the 2011 Period.

Cost of sales (including underwriting expenses).    Consolidated cost of sales was $1.754 billion for the 2012 Period and $1.742 billion for the 2011 Period and comprised 91.6% and 91.1% of consolidated net sales for the 2012 and 2011 Periods, respectively. Factors impacting cost of sales are as follows:

•

Wholesale Distribution Segment:    Cost of sales increased by $8.8 million to $1.750 billion in the 2012 Period compared to $1.741 billion in the 2011 Period. As a percentage of Wholesale Distribution net sales, cost of sales was 91.8% and 91.4% for the 2012 and 2011 Periods, respectively.

•	The change in product and customer sales mix resulted in a 0.5% increase in cost of sales as a percent of Wholesale Distribution net sales in the 2012 Period compared to the 2011 Period.

•

Vendor related activity contributed to a 0.1% decrease in cost of sales as a percent of Wholesale Distribution net sales in the 2012 Period compared to the 2011 Period. This change was driven by an increase in inventory holding gains (realized upon sale) due to vendor price increases as well as changes in vendor marketing activity.

•

Insurance Segment:    Cost of sales primarily consists of claims loss and loss adjustment expenses, underwriting expenses, commissions, premium taxes and regulatory fees. Cost of sales increased $3.1 million to $4.0 million in the 2012 Period compared to $0.9 million in the 2011 Period. The increase is primarily due to additional claims exposure related to new workers’ compensation policies written during the 2012 Period. The cost of insurance and the adequacy of loss reserves are impacted by actuarial estimates based on a detailed analysis of health care cost trends, claims history, demographics and industry trends. As a result, the amount of loss reserves and future expenses is significantly affected by these variables and may significantly change, depending on the cost of providing benefits and the results of further legislative action. See additional discussion related to insurance reserves under “Risk Factors – Our insurance reserves may be inadequate if unexpected losses occur.”

Distribution, selling and administrative expenses.    Consolidated distribution, selling and administrative expenses were $148.0 million in the 2012 Period compared to $153.2 million in the 2011 Period, reflecting a decrease of $5.2 million, and comprised 7.7% and 8.0% of net sales for the 2012 and 2011 Periods, respectively. Factors impacting distribution, selling and administrative expenses are as follows:

•

Wholesale Distribution Segment:    Distribution, selling and administrative expenses decreased $5.3 million to $143.9 million in the 2012 Period compared to $149.2 million in the 2011 Period, and comprised 7.6% and 7.8% of Wholesale Distribution net sales for the 2012 and 2011 Periods, respectively. General expenses decreased $5.3 million due primarily to our continued focus on cost containment, including employee-related expenses. Sales growth combined with our focus on cost containment resulted in a 0.2% decline as a percent of Wholesale Distribution net sales.

•	Insurance Segment: Selling and administrative expenses for the Insurance segment increased $0.1 million to $3.7 million for the 2012 Period compared to $3.6 million for the 2011 Period.

•	All Other: Selling and administrative expenses for our All Other business activities were $0.4 million in both the 2012 and 2011 Periods.

Interest.    Interest expense decreased $0.1 million to $6.2 million in the 2012 Period compared to $6.3 million in the 2011 Period and comprised 0.3% of consolidated net sales for both the 2012 and 2011 Periods. Factors impacting interest expense are as follows:

•	Interest expense on our primary debt instruments (as described below) was $5.7 million for both the 2012 and 2011 Periods.

•

Weighted Average Borrowings:    Interest expense increased $0.3 million from the 2011 Period as a result of higher outstanding debt. Weighted average borrowings increased by $13.4 million primarily due to increased inventory levels during the 2012 Period as compared to the 2011 Period.

•

Interest Rates:    Interest expense decreased $0.3 million from the 2011 Period due to a decrease in our effective borrowing rate. Our effective borrowing rate for the combined primary debt, made up of the revolving lines of credit for Unified and Grocers Capital Company, and senior secured notes, was 4.3% and 4.5% for the 2012 and 2011 Periods, respectively. The rate decrease was due to a lower proportion of the senior secured notes in the primary debt and a lower effective rate on Unified’s revolving line of credit.

Borrowings on Unified’s revolving credit agreement are subject to market rate fluctuations. A 25 basis point change in the market rate of interest over the period would have resulted in a $0.2 million increase or decrease in corresponding interest expense.

•	Interest expense on our other debt instruments decreased $0.1 million to $0.5 million for the 2012 Period compared to $0.6 million for the 2011 Period.

Estimated patronage dividends.    Estimated patronage dividends for the 2012 Period were $3.6 million, compared to $3.0 million in the 2011 Period. Patronage dividends for the 2012 and 2011 Periods consisted of the patronage activities from our three patronage earnings divisions: the Southern California Dairy Division, the Pacific Northwest Dairy Division and the Cooperative Division. For the 2012 and 2011 Periods, respectively, we had patronage earnings of $5.0 million and $5.6 million in the Southern California Dairy Division and $0.6 million and $0.8 million in the Pacific Northwest Dairy Division. We incurred losses in the Cooperative Division in the 2012 and 2011 Periods. Estimated patronage dividends for the Cooperative Division reflect an expected recovery of $2.0 million and $3.4 million of these losses in the second half of fiscal 2012 and fiscal 2011, respectively. Patronage dividends produced by the Cooperative Division are distributed annually, historically in cash, Class B and Class E Shares (see Part I, Item 1. “Business – Patronage Dividends” of our Annual Report on Form 10-K for the year ended October 1, 2011 for additional information), while patronage dividends produced by the dairy divisions are paid quarterly, historically in cash.

Income taxes.    Our effective income tax rate was 18.5% for the 2012 Period compared to 30.5% for the 2011 Period. The lower rate for the 2012 Period is due to lower book income and higher favorable returns on our corporate-owned life insurance policies for the 2012 Period as compared to the 2011 Period. Gains and losses in the value of corporate-owned life insurance are included in net earnings, but are not subject to income taxes.

LIQUIDITY AND CAPITAL RESOURCES

We finance our capital needs through a combination of internal and external sources. These sources include cash flows from operations, Member capital and other Member investments, bank borrowings, various types of long-term debt and lease financing.

The acquisition, holding and redemption of our capital shares and making of deposits by our Members, and our policies with respect to such matters, can significantly affect our liquidity and capital resources. Our Bylaws, which may be changed by the Board at its discretion, currently require that each Member own 350 Class A Shares. In addition, we currently require each Member to own such amount of Class B Shares as may be established by the Board. This requirement to own Class B Shares is referred to as the “Class B Share Requirement.” Members who do not satisfy the Class B Share Requirement solely from their holdings of Class B Shares are generally required to make a subordinated deposit (a “Required Deposit”) with us. Member and Non-Member customers may be required to provide us a Credit Deposit in order to purchase products on credit terms established by us. “Credit Deposit” means any non-subordinated deposit that is required to be maintained by a Member or Non-Member customer in accordance with levels established by our credit office from time to time in excess of the amount of the Required Deposit set by the Board. We do not pay interest on Required Deposits or Credit Deposits; however, interest is paid at the prime rate for deposits in excess of a Member’s Required Deposit or Credit Deposit (an “Excess Deposit”). See Part I, Item 1. “Business – Capital Shares,” Part I, Item 1. “Business – Customer Deposits” and Part I, Item 1. “Business – Pledge of Shares and Guarantees” of our Annual Report on Form 10-K for the year ended October 1, 2011 for additional information. Additionally, see “DESCRIPTION OF DEPOSIT ACCOUNTS” in our Amendment No. 2 to Registration Statement on Form S-1 filed on April 19, 2012, with respect to our offering of Partially Subordinated Patrons’ Deposit Accounts and see “OFFERING OF CLASS A, CLASS B AND CLASS E SHARES” in our Amendment No. 2 to Registration Statement on Form S-1 filed on April 19, 2012, with respect to our offering of Class A, Class B and Class E Shares for further information.

At March 31, 2012, we had $0.2 million of tendered Class A Shares and $17.3 million of tendered Class B Shares pending redemption, whose redemption is subject to final approval by the Board, and in the case of Class B Shares, subject to the 5% limitation on redemptions contained in our redemption policy (see “DESCRIPTION OF CAPTIAL STOCK – Redemption Policy” in our Amendment No. 2 to Registration Statement on Form S-1 filed on April 19, 2012, with respect to our offering of Class A, Class B and Class E Shares for further information). Our obligations to repay a Member’s Required Deposit on termination of Member status (once the Member’s obligations to us have been satisfied) is reported as a long-term liability within “Members and Non-Members’ deposits” on our consolidated condensed balance sheets. Excess Deposits are not subordinated to our other obligations and are reported as short-term liabilities within “Members’ deposits and estimated patronage dividends” on our consolidated condensed balance sheets. At March 31, 2012 and October 1, 2011, we had $9.2 million and $6.0 million, respectively, in “Members and Non-Members’ deposits” and $10.9 million and $13.4 million, respectively, in “Members’ deposits and estimated patronage dividends” (of which $11.5 million and $10.8 million, respectively, represented Excess Deposits).

We believe that the combination of cash flows from operations, current cash balances and available lines of credit will be sufficient to service our debt, redeem Members’ capital shares, make income tax payments and meet our anticipated needs for working capital and capital expenditures through at least the next three fiscal years.

CASH FLOW

We generated positive cash flow from operating activities during the twenty-six week 2012 Period. Cash from operations was used for investing and financing activities, including investing in our infrastructure. We also reinvested proceeds from maturing investments. Cash was also used for certain financing activities, including redemption of Members’ capital shares.

As a result of these activities, net cash, consisting of cash and cash equivalents, increased by $2.9 million to $8.0 million as of March 31, 2012 compared to $5.1 million as of October 1, 2011.

The following table summarizes the impact of operating, investing and financing activities on our cash flows for the twenty-six week 2012 and 2011 Periods:

(dollars in thousands)
Summary of Net Increase in Total Cash	2012	2011	Difference
Cash provided by operating activities	$27,200	$26,588	$612
Cash utilized by investing activities	(18,551)	(5,016)	(13,535)
Cash utilized by financing activities	(5,747)	(19,391)	13,644

Total increase in cash	$2,902	$2,181	$721

Net cash flows from operating, investing and financing activities increased by $0.7 million, resulting in a $2.9 million increase in cash for the 2012 Period compared to an increase of $2.2 million in cash for the 2011 Period. The increase in net cash flow for the 2012 Period consisted of cash provided by operating activities of $27.2 million, offset by cash used in investing activities of $18.5 million and financing activities of $5.8 million. The primary factors contributing to the changes in cash flow are discussed below. At March 31, 2012 and October 1, 2011, working capital was $187.8 million and $193.0 million, respectively, and the current ratio was 1.7 for each respective period-end date.

Operating Activities:    Net cash provided by operating activities increased by $0.6 million to $27.2 million provided in the 2012 Period compared to $26.6 million provided in the 2011 Period. The increase in cash provided by operating activities compared to the 2011 Period was attributable to (1) an increase between the periods in net cash flows related to decreased inventories of $23.4 million and (2) an increase in long-term liabilities, other between the periods of $1.0 million primarily attributable to an increase in pension and postretirement liabilities. The foregoing increases of $24.4 million in cash provided were partially offset by (1) a smaller decrease in accounts receivable during the 2012 Period compared to the 2011 Period, resulting in a decrease in cash provided between the periods of $12.3 million, (2) an increase between the periods in cash used to fund pension plan contributions of $1.4 million, (3) an increase between the periods related to prepaid expenses of $0.5 million, (4) an increase between the periods in cash used to pay accounts payable and accrued liabilities of $6.6 million and (5) an increase between the periods in net cash used by other operating activities of $3.0 million.

Investing Activities:    Net cash utilized by investing activities increased by $13.5 million to $18.5 million for the 2012 Period compared to $5.0 million in the 2011 Period. The increase in cash utilized by investing activities during the 2012 Period as compared to the 2011 Period was due mainly to (1) an increase of $11.1 million in net investment activities by our insurance subsidiaries, consisting of the purchase and sale of securities to replace maturing investments in their portfolios, (2) an increase in cash used for net notes receivable activities of $2.2 million, reflecting normal fluctuation in loan activity to Members for their inventory and equipment financing, and (3) an increase in other assets between the periods of $0.9 million, primarily related to the changes in value between the periods of our mutual fund and life insurance policy assets. The foregoing increases of $14.2 million in cash used were offset by a decrease in capital expenditures between the periods of $0.7 million. Spending on investing activities is expected to be funded by existing cash balances, cash generated from operations or additional borrowings.

Financing Activities:    Net cash utilized by financing activities was $5.8 million for the 2012 Period compared to $19.4 million in the 2011 Period. The net decrease of $13.6 million in cash utilized by financing activities for the 2012 Period as compared to the 2011 Period was due to decreased cash utilized by Member investment and share activity of $8.4 million and a decrease in cash utilized of $5.2 million related to changes in our long-term and short-term notes payable and deferred financing fees. See “Outstanding Debt and Other Financing Arrangements” for further discussion regarding our credit facilities and financing arrangements. Future cash used by financing activities to meet capital spending requirements is expected to be funded by our continuing operating cash flow or additional borrowings.

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

CONTRACTUAL OBLIGATIONS AND COMMERCIAL COMMITMENTS

There have been no material changes in our contractual obligations and commercial commitments outside the ordinary course of our business during the twenty-six week period ended March 31, 2012. See “Contractual Obligations and Commercial Commitments” discussed in Part II, Item 7. “Management’s Discussion and Analysis of Financial Condition and Results of Operations” of our Annual Report on Form 10-K for the year ended October 1, 2011 for additional information.

OUTSTANDING DEBT AND OTHER FINANCING ARRANGEMENTS

There have been no material changes in our outstanding debt and other financing arrangements outside the ordinary course of our business during the twenty-six week period ended March 31, 2012. Amounts outstanding related to our secured revolving credit agreement, senior secured notes and Member financing arrangement are disclosed below. See “Outstanding Debt and Other Financing Arrangements” discussed in Part II, Item 7. “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and Note 5 “Notes Payable” of “Notes to Consolidated Financial Statements” in Part II, Item 8. “Financial Statements and Supplementary Data” of our Annual Report on Form 10-K for the year ended October 1, 2011 for additional information.

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

Outstanding borrowings under the Agreement decreased to $106.3 million at March 31, 2012 (Eurodollar and Base Rate Loans at a blended average rate of 2.26% per annum) from $108.3 million at October 1, 2011 (Eurodollar and Base Rate Loans at a blended average rate of 1.89% per annum), with access to approximately $168.7 million of additional capital available under the Agreement to fund our continuing operations and capital spending requirements for the foreseeable future.

Senior Secured Notes

At March 31, 2012 and October 1, 2011, respectively, we had a total of $106.7 million and $108.5 million outstanding in senior secured notes to certain insurance companies and pension funds (referred to collectively as “John Hancock Life Insurance Company” or “Hancock”) under a note purchase agreement dated September 29, 1999 (as amended, the “Senior Note Agreement”) as amended and restated effective January 6, 2006 and further amended on November 3, 2009.

Member Financing Arrangement

In fiscal 2010, our wholly-owned finance subsidiary, Grocers Capital Company (“GCC”), entered into a Loan and Security Agreement (the “GCC Loan Agreement”), by and among GCC, the lenders signatory thereto and California Bank & Trust, as Arranger and Administrative Agent. The GCC Loan Agreement matures on September 24, 2013, and the proceeds therefrom will be used to fund loans to our customers and for GCC’s general corporate purposes, including customary financing and operating activities. The GCC Loan Agreement provides for revolving loans and term loans. GCC had revolving loan borrowings of $15.0 million and $13.0 million, both bearing an interest rate of 4.00% (3.25% prime plus 0.75% interest rate margin), outstanding at March 31, 2012 and October 1, 2011, respectively. There were no term loan borrowings outstanding at March 31, 2012 and October 1, 2011.

REDEMPTION OF CAPITAL STOCK

Our Articles of Incorporation and Bylaws provide that the Board has the absolute discretion to repurchase, or not repurchase, any Class A, Class B or Class E Shares of any outgoing Member regardless of when the membership terminated, and any Class B Shares in excess of the Class B Share Requirement held by a current Member, whether or not the shares have been tendered for repurchase and regardless of when the shares were tendered. The Board considers the redemption of eligible Class A Shares at each board meeting. All other shares eligible for redemption are considered by the Board on an annual basis, usually in December. Class E Shares will only be redeemed upon approval of the Board or upon sale or liquidation of the Company. The Class E Shares, when redeemed, will be redeemed at their stated value of $100 per share. The following table presents our redemption of Class A and Class B Shares during the twenty-six weeks ended March 31, 2012:

Share Class	Date of Redemption	Number of Shares Redeemed	Approximate Value of Shares Redeemed
Class A	October 10, 2011	2,800	$ 0.9 million
Class A	December 29, 2011	700	$ 0.2 million
Class B	December 27, 2011	10,658	$ 3.2 million
Class B	January 17, 2012	16	$ 5 thousand
Class B	January 30, 2012	207	$ 0.1 million
Class A	February 24, 2012	2,100	$ 0.6 million
Class B	March 08, 2012	677	$ 0.2 million

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

Our net periodic benefit cost for our combined pension and other postretirement benefits was approximately $7.9 million and $7.6 million for the twenty-six weeks ended March 31, 2012 and April 2, 2011, respectively.

We expect to make estimated contributions to the Unified Cash Balance Plan totaling $12.9 million during fiscal 2012, which is comprised of $5.8 million for the 2012 plan year and $7.1 million for the 2011 plan year. At our discretion, we may contribute in excess of these amounts. Additional contributions, if any, will be based, in part, on future actuarial funding calculations and the performance of plan investments. We contributed $0 million and $5.1 million to the Unified Cash Balance Plan during the twenty-six weeks ended March 31, 2012 for the 2012 and 2011 plan years, respectively. The Company is scheduled to make the initial quarterly contribution for the 2012 plan year at the beginning of the third quarter of fiscal 2012.

Additionally, we expect to contribute $0.7 million to the ESPP to fund projected benefit payments to participants for the 2012 plan year. We contributed $0.5 million to the ESPP during the twenty-six weeks ended March 31, 2012 to fund benefit payments to participants for the 2012 plan year.

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

RISK FACTORS

The risks and uncertainties described below are those that we believe are the material risks related to our business. If any of the following risks occur, our business, prospects, financial condition, operating results and cash flows could be adversely affected in amounts that could be material.

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

We will continue to be subject to the risk of loss of Member and Non-Member customer volume, including the potential concentration of credit risk.    Our operating results are highly dependent upon maintaining or growing our distribution volume to our customers. Our largest customer, Smart & Final, Inc., a Non-Member customer, and our ten largest Member and Non-Member customers (including Smart & Final, Inc.) constituted approximately 12% and 46%, respectively, of our total net sales for the twenty-six week period ended March 31, 2012. A significant loss in membership or volume could adversely affect our operating results. We will continue to be subject to the risks associated with consolidation within the grocery industry. When independent retailers are acquired by large chains with self-distribution capacity, are driven from business by larger grocery chains, or become large enough to develop their own self-distribution system, we will lose distribution volume. Members may also select other wholesale providers. Reduced volume is normally injurious to profitable operations since fixed costs must be spread over a lower sales volume if the volume cannot be replaced.

In addition, we are exposed to concentrations of credit risk related primarily to trade receivables, notes receivable and lease guarantees for certain Members. Our ten customers with the largest accounts receivable balances accounted for approximately 38% and 37% of total accounts receivable at March 31, 2012 and October 1, 2011, respectively. These concentrations of credit risk may be affected by changes in economic or other conditions affecting the western United States, particularly Arizona, California, Nevada, Oregon and Washington. Management believes that receivables are well diversified, and the allowances for doubtful accounts are sufficient to absorb estimated losses. Further, obligations of Members to the Company, including lease guarantees, are generally supported by our right of offset, upon default, against the Members’ cash deposits and shareholdings, as well as personal guarantees and reimbursement and indemnification agreements. Nevertheless, we could still suffer losses as a result of our concentrated credit risk in the event of a significant adverse change in economic or other conditions.

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

As of March 31, 2012, we believe we have sufficient cash flow from operations and availability under the revolving credit agreement to meet our operating needs, capital spending requirements and required debt repayments through October 8, 2015. However, if access to operating cash or to the revolving credit agreement becomes restricted, we may be compelled to seek alternate sources of cash. We cannot assure that alternate sources will provide cash on terms favorable to us. Consequently, the inability to access alternate sources of cash on terms similar to our existing agreement could adversely affect our operations.

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

The credit and liquidity crisis in the United States and throughout the global financial system triggered substantial volatility in the world financial markets and banking system. As a result, the investment portfolio of the Unified Cash Balance Plan incurred a significant decline in fair value during fiscal 2008. While the values of the investment portfolios of our defined benefit pension plans increased during fiscal 2009 and 2010, they declined in fiscal 2011 and reflected improvement for the twenty-six weeks ended March 31, 2012, as the values of the plans’ individual investments have and will fluctuate in response to changing market conditions, and the amount of gains or losses that will be recognized in subsequent periods, if any, cannot be determined.

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

A strike or work stoppage by employees could disrupt our business and/or we could face increased operating costs from higher wages or benefits we must pay our employees.    Approximately 58% of our employees are covered by collective bargaining agreements, which have various expiration dates ranging from 2012 through 2015. If we are unable to negotiate acceptable contracts with labor unions representing our unionized employees, we may be subject to a strike or work stoppage that disrupts our business and/or increased operating costs resulting from higher wages or benefits paid to union members or replacement workers. Any such outcome could have a material adverse effect on our operations and financial results.

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

Members’ Class A, Class B and Class E Shares are subject to risk of loss.    Class A and Class B Shares are purchased and sold at purchase prices equal to the Exchange Value Per Share at the close of the last fiscal year end prior to the date the shares are purchased or tendered for redemption. Class E Shares are purchased and sold at a value of $100 per share. If a Member were to sell shares at a price that is less than the price at which the shares were purchased, the Member would lose all or a portion of its investment in the Class A, Class B or Class E Shares. See “OFFERING OF CLASS A, CLASS B AND CLASS E SHARES” in our Amendment No. 2 to Registration Statement on Form S-1 filed on April 19, 2012, with respect to our offering of Class A, Class B and Class E Shares for further information.

If the Board decides in any year to retain a portion of our earnings from our Non-Patronage Business, and not to allocate those earnings to the Exchange Value Per Share, the redemption price of Class A and Class B Shares that are repurchased in the year of such retention and in future years will be reduced.

The requirement that Members invest in our shares and/or make Required Deposits, and the lack of liquidity with respect to such investments and Required Deposits, may make attracting new Members difficult and may cause existing Members to withdraw from membership.    Members are required to meet specific requirements, which include ownership of our capital shares and may include required cash deposits. These investments by Members are a principal source of our capital, and for the twenty-six weeks ended March 31, 2012, approximately 88% of our net sales were to Members. We compete with other wholesale suppliers who are not structured as cooperatives and therefore have no investment requirements for customers. Our requirements to purchase shares or maintain cash deposits may become an obstacle to retaining existing business and attracting new business. For a discussion of required Member equity investments and deposits, see Part I, Item 1. “Business – Capital Shares” and Part I, Item 1. “Business – Customer Deposits” of our Annual Report on Form 10-K for the year ended October 1, 2011.

Our Bylaws give the Board complete discretion with respect to the redemption of the shares held by terminated Members and excess shares held by Members. Our redemption policy currently provides that the number of Class B Shares that we may redeem in any fiscal year is limited to no more than 5% of the outstanding Class B Shares (after patronage dividends payable in Class B Shares). In fiscal 2012, we redeemed 11,558 Class B Shares, leaving 57,712 Class B Shares that have been tendered for redemption but not yet redeemed. See Part II, Item 8. “Financial Statements and Supplementary Data – Notes 10 and 18” of our Annual Report on Form 10-K for the year ended October 1, 2011 for recent redemption activity and the number of outstanding shares tendered for redemption but which have not yet been redeemed. Furthermore, required cash deposits are contractually subordinated and subject to the prior payment in full of our senior indebtedness. For a discussion of the limitations on the redemption of capital shares and the subordination of cash deposits, see Part I, Item 1. “Business – Capital Shares – Redemption of Class A, Class B and Class E Shares,” Part I, Item 1. “Business – Customer Deposits” and Part I, Item 1. “Business – Pledge of Shares and Guarantees” of our Annual Report on Form 10-K for the year ended October 1, 2011. These limitations on our obligation to redeem capital shares or repay the cash deposits of Members may cause Members to withdraw from membership or potential Members to not become Members.

Severe weather, natural disasters and adverse climate changes may adversely affect our financial condition and results of operations.    Severe weather conditions, such as hurricanes or tornadoes, or natural disasters, such as earthquakes or fires, in areas in which we have distribution facilities in which customers’ stores are located or from which we obtain products may adversely affect our results of operations. Such conditions may cause physical damage to our properties, closure of one or more of our distribution facilities, closure of customers’ stores, lack of an adequate work force in a market, temporary disruption in the supply of products, disruption in the transport of goods, delays in the delivery of goods to our distribution centers or customer stores or a reduction in the availability of products we offer. In addition, adverse climate conditions and adverse weather patterns, such as droughts and floods, which impact growing conditions and the quantity and quality of crops yielded by food producers, may adversely affect the availability or cost of certain products within the grocery supply chain. Our business resumption plans may not be effective in a timely manner and a significant disruption to our business could occur in the event of a natural disaster, terrorism or war. In addition, while we carry insurance to cover business interruption and damage to buildings and equipment, some of the insurance carries high deductibles. Any of these factors may disrupt our business and adversely affect our financial condition and results of operations.

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

We are subject to interest rate changes on certain of our notes payable under our credit agreements that may affect the fair value of the notes payable, as well as cash flow and earnings. Based on the notes payable outstanding at March 31, 2012 and the current market condition, a one percent change in the applicable interest rates would impact our annual cash flow and pretax earnings by approximately $1.2 million. See Note 2 of “Notes to Consolidated Condensed Financial Statements – Unaudited” in Part I, Item 1. “Financial Statements (Unaudited)” for additional discussion regarding the fair value of notes payable.

We are exposed to credit risk on accounts receivable through the ordinary course of business and we perform ongoing credit evaluations. Concentration of credit risk with respect to accounts receivable is limited due to the nature of our customer base (i.e., primarily Members). We currently believe our allowance for doubtful accounts is sufficient to cover customer credit risks.

The majority of our investments are held primarily by two of our insurance subsidiaries, and includes obligations of U.S. government corporations and agencies, high quality investment grade corporate bonds, U.S. government treasury securities, U.S. state and municipal securities and common equity securities. The investments held by our insurance subsidiaries, excluding the common equity securities, are generally not actively traded and are valued based upon inputs including quoted prices for identical or similar assets. Collectively, the estimated fair value or market value of these investments continued to exceed their cost during the twenty-six weeks ended March 31, 2012.

Life insurance and mutual fund assets with values tied to the equity markets are impacted by overall market conditions. During the twenty-six weeks ended March 31, 2012, net earnings and net comprehensive earnings experienced an increase corresponding to the increase in life insurance and mutual fund assets, respectively.

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

Changes in internal controls over financial reporting.    Our management, with the participation of our CEO and CFO, has evaluated any changes in our internal control over financial reporting that occurred during the most recent fiscal quarter. Based on that evaluation, our management concluded that no change in our internal control over financial reporting (as defined in Rule 13a-15(f) under the Securities Exchange Act of 1934) occurred during the quarter ended March 31, 2012 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

COMPANY PURCHASES OF EQUITY SECURITIES

Period	Total Number of Shares Purchased	Average Price Paid Per Share
January 1, 2012 – January 28, 2012	16 Class B Shares	$304.48
January 29, 2012 – February 28, 2012	207 Class B Shares	$304.48
January 29, 2012 – February 28, 2012	2,100 Class A Shares	$312.31
February 29, 2012 – March 31, 2012	677 Class B Shares	$304.48

Total	3,000 Shares	$309.96

Refer to “Redemption of Capital Stock” in Part I, Item 2 of this Quarterly Report on Form 10-Q for discussion of our share redemptions.

ITEM 3.	DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4.	MINE SAFETY DISCLOSURES

Not applicable.

ITEM 5.	OTHER INFORMATION

On May 15, 2012, we entered into a fifth amendment to the employment agreement between the Company and Mr. Alfred A. Plamann, our chief executive officer, which updates the agreement to reflect his title of Chief Executive Officer. This fifth amendment is filed as Exhibit 10.6 to this Quarterly Report on Form 10-Q.

Also on May 15, 2012, we entered into an amended and restated severance agreement with Mr. Robert M. Ling, Jr., our president, general counsel and secretary, which updates the agreement to reflect his title of President. This amendment and restatement is filed as Exhibit 10.7 to this Quarterly Report on Form 10-Q.

The above descriptions are qualified in their entirety by reference to the relevant exhibits filed herewith, which exhibits are incorporated herein by reference.

ITEM 6.	EXHIBITS

(a)	Exhibits

10.1	First Amendment to Lease, dated January 4, 2005, between iStar HQ 1, L.P. (successor-in-interest landlord) and the Registrant.

10.2	Third Amendment to Industrial Real Estate Lease, dated September 14, 2011, between 3301 South Norfolk, LLC. and the Registrant.

10.3	Fourth Amendment to Industrial Real Estate Lease, dated February 8, 2012, between 3301 South Norfolk, LLC. and the Registrant.

10.4	Commercial Lease-Net, dated March 1, 2005, between Atlantic and Sheila, L.P. and the Registrant.

10.4.1	Addendum to Commercial Lease-Net, dated March 1, 2005, between Atlantic and Sheila, L.P. and the Registrant.

10.5	Standard Industrial Lease, dated May 23, 2002, among Dermody Properties, Dermody Family Limited Partnership II and the Registrant.

10.5.1	Lease Amendment and Extension Agreement, dated September 20, 2011, between Endsley Fresno Properties, L.P., successor to Dermody Properties, and the Registrant.

10.6	Fifth Amendment to Employment Agreement dated as of May 15, 2012, between Registrant and Alfred A. Plamann.

10.7	Amended and Restated Severance Agreement for the Company President dated as of May 15, 2012, between Registrant and Robert M. Ling, Jr.

31.1	Chief Executive Officer Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Chief Financial Officer Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Chief Executive Officer Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Chief Financial Officer Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS*	XBRL Instance Document.

101.SCH*	XBRL Taxonomy Extension Schema Document.

101.CAL*	XBRL Taxonomy Extension Calculation Linkbase Document.

101.DEF*	XBRL Taxonomy Extension Definition Linkbase Document.

101.LAB*	XBRL Taxonomy Extension Label Linkbase Document.

101.PRE*	XBRL Taxonomy Extension Presentation Linkbase Document.

*

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

Dated: May 15, 2012