Form 10-Q
period 2012-06-30
UNIFIED GROCERS, INC.
filed 2012-08-14
CIK 320431

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR	THE QUARTERLY PERIOD ENDED JUNE 30, 2012

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

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

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date. As of July 28, 2012, the number of shares outstanding was:

Class A: 151,200 shares; Class B: 430,396 shares; Class C: 15 shares; Class E: 251,808 shares

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS (UNAUDITED)

Unified Grocers, Inc. and Subsidiaries

Consolidated Condensed Balance Sheets – Unaudited

(dollars in thousands)

	June 30, 2012	October 1, 2011
Assets

Current assets:
Cash and cash equivalents	$9,462	$5,117
Accounts and current portion of notes receivable, net of allowances of $2,298 and $2,302 at June 30, 2012 and October 1, 2011, respectively	193,896	191,684
Inventories	229,845	267,745
Prepaid expenses and other current assets	11,812	9,118
Deferred income taxes	8,445	8,445

Total current assets	453,460	482,109
Properties and equipment, net	179,206	179,811
Investments	85,513	88,599
Notes receivable, less current portion and net of allowances of $877 and $581 at June 30, 2012 and October 1, 2011, respectively	18,866	17,809
Goodwill	38,997	38,997
Other assets, net	124,036	116,353

Total Assets	$900,078	$923,678

Liabilities and Shareholders’ Equity

Current liabilities:
Accounts payable	$193,565	$209,886
Accrued liabilities	60,857	62,047
Current portion of notes payable	3,847	3,748
Members’ deposits and estimated patronage dividends	12,196	13,398

Total current liabilities	270,465	289,079
Notes payable, less current portion	214,273	226,162
Long-term liabilities, other	227,576	221,773
Members and Non-Members’ deposits	9,261	5,959
Commitments and contingencies

Shareholders’ equity:
Class A Shares: 500,000 shares authorized, 151,200 and 158,550 shares outstanding at June 30, 2012 and October 1, 2011, respectively	28,263	29,531
Class B Shares: 2,000,000 shares authorized, 428,715 and 440,273 shares outstanding at June 30, 2012 and October 1, 2011, respectively	76,559	78,465
Class E Shares: 2,000,000 shares authorized, 251,808 shares outstanding at both June 30, 2012 and October 1, 2011	25,181	25,181
Retained earnings after elimination of accumulated deficit of $26,976 effective September 28, 2002 – allocated	78,937	78,183
Retained earnings – non-allocated	6,864	6,864

Total retained earnings	85,801	85,047
Receivable from sale of Class A Shares to Members	(863)	(1,179)
Accumulated other comprehensive loss	(36,438)	(36,340)

Total shareholders’ equity	178,503	180,705

Total Liabilities and Shareholders’ Equity	$900,078	$923,678

The accompanying notes are an integral part of these statements.

Unified Grocers, Inc. and Subsidiaries

Consolidated Condensed Statements of Earnings – Unaudited

(dollars in thousands)

	Thirteen Weeks Ended		Thirty-Nine Weeks Ended
	June 30, 2012	July 2, 2011	June 30, 2012	July 2, 2011
Net sales	$943,979	$969,341	$2,858,359	$2,882,595
Cost of sales	863,851	883,028	2,617,917	2,625,210
Distribution, selling and administrative expenses	70,625	73,745	218,674	226,984

Operating income	9,503	12,568	21,768	30,401
Interest expense	(3,271)	(3,060)	(9,426)	(9,376)

Earnings before estimated patronage dividends and income taxes	6,232	9,508	12,342	21,025
Estimated patronage dividends	(4,444)	(7,878)	(8,009)	(10,895)

Earnings before income taxes	1,788	1,630	4,333	10,130
Income taxes	(543)	(463)	(1,013)	(3,053)

Net earnings	$1,245	$1,167	$3,320	$7,077

The accompanying notes are an integral part of these statements.

Unified Grocers, Inc. and Subsidiaries

Consolidated Condensed Statements of Comprehensive Earnings (Loss) – Unaudited

(dollars in thousands)

	Thirteen Weeks Ended		Thirty-Nine Weeks Ended
	June 30, 2012	July 2, 2011	June 30, 2012	July 2, 2011
Net earnings	$1,245	$1,167	$3,320	$7,077
Other comprehensive earnings (loss), net of income taxes:
Unrealized net holding (loss) gain on investments, net of income tax (benefit) expense of $(1,277) and $265 for the thirteen weeks ended and $(19) and $(138) for the thirty-nine weeks ended June 30, 2012 and July 2, 2011, respectively	(2,224)	500	(98)	(417)
Other postretirement benefit plans:
Unrecognized loss, net of income tax benefit of $787 for both the thirteen and thirty-nine weeks ended July 2, 2011	—	(1,219)	—	(1,219)

Comprehensive earnings (loss)	$(979)	$448	$3,222	$5,441

The accompanying notes are an integral part of these statements.

Unified Grocers, Inc. and Subsidiaries

Consolidated Condensed Statements of Cash Flows – Unaudited

(dollars in thousands)

	Thirty-Nine Weeks Ended
	June 30, 2012	July 2, 2011
Cash flows from operating activities:
Net earnings	$3,320	$7,077
Adjustments to reconcile net earnings to net cash provided by operating activities:
Depreciation and amortization	19,207	16,906
Provision for doubtful accounts	992	266
Gain on sale of properties and equipment	(287)	(192)
Pension contributions	(8,034)	(6,317)
(Increase) decrease in assets:
Accounts receivable	(3,774)	7,240
Inventories	37,900	11,841
Prepaid expenses and other current assets	(2,694)	(1,237)
Increase (decrease) in liabilities:
Accounts payable	(16,770)	(19,082)
Accrued liabilities	(1,190)	(7,799)
Long-term liabilities, other	12,946	12,646

Net cash provided by operating activities	41,616	21,349

Cash flows from investing activities:
Purchases of properties and equipment	(11,167)	(6,984)
Purchases of securities and other investments	(46,356)	(54,117)
Proceeds from maturities or sales of securities and other investments	50,513	59,285
Origination of notes receivable	(4,647)	(3,408)
Collection of notes receivable	4,160	4,608
Proceeds from sales of properties and equipment	445	234
Increase in other assets	(14,630)	(10,738)

Net cash utilized by investing activities	(21,682)	(11,120)

Cash flows from financing activities:
Net (repayments) borrowings under secured revolving credit agreements	(9,000)	6,300
Repayments of notes payable	(2,790)	(1,822)
Payment of deferred financing fees	(475)	(2,602)
Decrease in Members’ deposits and estimated patronage dividends	(1,202)	(147)
Increase in Members and Non-Members’ deposits	3,302	650
Decrease in receivable from sale of Class A Shares to Members, net	316	350
Repurchase of shares from Members	(6,177)	(9,276)
Issuance of shares to Members	437	458

Net cash utilized by financing activities	(15,589)	(6,089)

Net increase in cash and cash equivalents	4,345	4,140
Cash and cash equivalents at beginning of period	5,117	5,901

Cash and cash equivalents at end of period	$9,462	$10,041

Supplemental disclosure of cash flow information:
Cash paid during the period for:
Interest	$8,857	$8,846
Income taxes	$2,676	$3,302

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

The Company’s banking arrangements allow the Company to fund outstanding checks when presented for payment to the financial institutions utilized by the Company for disbursements. This cash management practice frequently results in total issued checks exceeding the available cash balance at a single financial institution. The Company’s policy is to record its cash disbursement accounts with a cash book overdraft in accounts payable. At June 30, 2012 and October 1, 2011, the Company had book overdrafts of $63.6 million and $48.0 million, respectively, classified in accounts payable and included in cash provided by operating activities.

Reclassifications – The Company has modified its cash flow presentation to disclose net borrowing activities under secured revolving credit agreements as a separate line item under financing activities. The Company has conformed its presentation for the thirty-nine weeks ended July 2, 2011 to be consistent with the current year’s presentation.

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

Concentration of credit risk.    The Company’s largest customer, Smart & Final, Inc., a Non-Member customer, and the ten largest Member and Non-Member customers (including Smart & Final, Inc.) constituted approximately 13% and 46%, respectively, of total net sales for the thirty-nine week period ended June 30, 2012, and approximately 12% and 45%, respectively, of total net sales for the thirty-nine week period ended July 2, 2011. The Company’s ten customers with the largest accounts receivable balances accounted for approximately 39% and 37% of total accounts receivable at June 30, 2012 and October 1, 2011, respectively. Management believes that receivables are well diversified, and the allowances for doubtful accounts are sufficient to absorb estimated losses.

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

The following table represents the Company’s financial instruments recorded at fair value and the hierarchy of those assets as of June 30, 2012:

(dollars in thousands)
	Level 1	Level 2	Level 3	Total
Money market funds	$1,971	$—	$—	$1,971
Common equity securities	10,409	—	—	10,409
Mutual funds	13,212	—	—	13,212
Corporate securities	—	22,826	—	22,826
Government securities	9,632	28,890	—	38,522
Municipal securities	—	255	—	255

Total	$35,224	$51,971	$—	$87,195

The following table represents the Company’s financial instruments recorded at fair value and the hierarchy of those assets as of October 1, 2011:

(dollars in thousands)
	Level 1	Level 2	Level 3	Total
Money market funds	$1,604	$—	$—	$1,604
Common equity securities	8,657	—	—	8,657
Mutual funds	10,683	—	—	10,683
Corporate securities	—	25,440	—	25,440
Government securities	10,637	29,456	—	40,093
Municipal securities	—	907	—	907

Total	$31,581	$55,803	$—	$87,384

Money market funds are valued based on quoted prices in active markets (Level 1 inputs) and are included in cash and cash equivalents in the Company’s consolidated condensed balance sheets. Common equity securities and mutual funds are valued based on information received from a third party. These assets are valued based on quoted prices in active markets (Level 1 inputs). As of June 30, 2012, $10.4 million of common equity securities are included in investments and $13.2 million of mutual funds are included in other assets in the Company’s consolidated condensed balance sheets. Corporate securities, consisting of high quality investment grade corporate bonds, and government and municipal securities, consisting of obligations of U.S. government corporations and agencies, U.S. government treasury securities and U.S. state and municipal bonds, are held by two of the Company’s insurance subsidiaries to fund loss reserves. These assets are valued based on information received from a third party pricing service. For assets traded in active markets, the assets are valued at quoted bond market prices (Level 1 inputs). For assets traded in inactive markets, the service’s pricing methodology uses observable inputs (such as bid/ask quotes) for identical or similar assets. Assets considered to be similar will have similar characteristics, such as: duration, volatility, prepayment speed, interest rates, yield curves, and/or risk profile and other market corroborated inputs (Level 2 inputs). The Company determines the classification of financial asset groups within the fair value hierarchy based on the lowest level of input into each group’s asset valuation. The financial instruments included in the preceding table, other than money market funds and mutual funds discussed above, are included in investments in the Company’s consolidated condensed balance sheets at June 30, 2012.

The Company did not have any transfers into and out of Levels 1 and 2 during the thirty-nine week period ended June 30, 2012. Since the Company does not own any Level 3 financial instruments, the adoption of the requirement pursuant to Accounting Standards Update No. 2010-06, “Improving Disclosures About Fair Value Measurements,” to separate disclosures on a gross basis about purchases, sales, issuances and settlements relating to Level 3 measurements did not have an impact on the Company’s consolidated condensed financial statements.

Notes payable.    The fair values of borrowings under the Company’s revolving credit facilities are estimated to approximate their carrying amounts due to the short maturities of those obligations. The fair values for other notes payable are based primarily on rates currently available to the Company for debt with similar terms and remaining maturities.

The fair value of notes payable, excluding capital leases, was $222.6 million and $237.2 million compared to their carrying value of $218.1 million and $229.7 million at June 30, 2012 and October 1, 2011, respectively.

The methods and assumptions used to estimate the fair values of the Company’s financial instruments at June 30, 2012 and October 1, 2011 were based on estimates of market conditions, estimates using present value and risks existing at that time. These values represent an approximation of possible value and may never actually be realized.

3.     INVESTMENTS

The amortized cost and fair value of investments are as follows:

(dollars in thousands)
June 30, 2012	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Available for sale securities:
Fixed maturity securities:
U.S. Treasury securities and obligations of U.S. government corporations and agencies	$37,748	$800	$(26)	$38,522
Municipal securities	245	10	—	255
Corporate securities	22,642	224	(40)	22,826

Total fixed maturity securities	60,635	1,034	(66)	61,603
Equity securities	11,088	25	(704)	10,409

Total available for sale securities	$71,723	$1,059	$(770)	72,012

Common stock, at cost				13,501

Total investments				$85,513

(dollars in thousands)
October 1, 2011	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Available for sale securities:
Fixed maturity securities:
U.S. Treasury securities and obligations of U.S. government corporations and agencies	$38,239	$1,883	$(29)	$40,093
Municipal securities	870	37	—	907
Corporate securities	24,954	652	(166)	25,440

Total fixed maturity securities	64,063	2,572	(195)	66,440
Equity securities	10,110	—	(1,453)	8,657

Total available for sale securities	$74,173	$2,572	$(1,648)	75,097

Common stock, at cost				13,502

Total investments				$88,599

During the interim period ended June 30, 2012 and the fiscal year ended October 1, 2011, the Company did not hold any trading or held-to-maturity securities.

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

Unrealized losses on the Company’s investments in fixed maturity securities were caused by interest rate increases rather than credit quality. Unrealized losses on the Company’s investments in equity securities were caused by market conditions deemed temporary by the Company. Because the Company’s insurance subsidiaries do not intend to sell, nor do they have or anticipate having a regulatory requirement to sell, these investments until recovery of fair value, which may be upon maturity, the Company does not consider these investments to be other-than-temporarily impaired at June 30, 2012.

The table below illustrates the length of time available for sale fixed maturity securities and equity securities, not deemed to be other-than-temporarily impaired, have been in a continuous unrealized loss position at June 30, 2012:

(dollars in thousands)	Less than 12 Months		12 Months or Greater		Total
Description of Securities	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
U.S. Treasury securities and obligations of U.S. government corporations and agencies	$8,029	$26	$—	$—	$8,029	$26
Corporate debt securities	6,993	35	214	5	7,207	40
Equity securities	3,728	59	2,867	645	6,595	704

Total investments	$18,750	$120	$3,081	$650	$21,831	$770

The table below illustrates the length of time available for sale fixed maturity securities and equity securities, not deemed to be other-than-temporarily impaired, have been in a continuous unrealized loss position at October 1, 2011:

(dollars in thousands)	Less than 12 Months		12 Months or Greater		Total
Description of Securities	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
U.S. Treasury securities and obligations of U.S. government corporations and agencies	$5,957	$29	$—	$—	$5,957	$29
Corporate debt securities	10,642	166	—	—	10,642	166
Equity securities	8,657	1,453	—	—	8,657	1,453

Total investments	$25,256	$1,648	$—	$—	$25,256	$1,648

Available for sale fixed maturity securities are due as follows:

(dollars in thousands)
June 30, 2012	Amortized Cost	Fair Value
Due in one year or less	$2,098	$2,124
Due after one year through five years	22,913	23,269
Due after five years through ten years	14,714	14,964
Due after ten years	20,910	21,246

	$60,635	$61,603

Expected maturities will differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties. Corporate mortgage-backed securities are shown as being due at their average expected maturity dates.

Amounts reported as “due in one year or less” are included in long-term investments, as the Company’s insurance subsidiaries are required to maintain investments in support of regulatory deposit requirements. Hence, investments with maturities less than one year maintained in support of this long-term commitment are generally sold to repurchase investments with longer maturities. As these investments continue to support a long-term commitment obligation related to insurance reserves, the Company classifies such amounts as long-term. At June 30, 2012 and October 1, 2011, the long-term portion of the related insurance reserves of $34.3 million and $33.8 million, respectively, are included in long-term liabilities, other in the Company’s consolidated condensed balance sheets.

Investments carried at fair values of $45.0 million and $42.4 million at June 30, 2012 and October 1, 2011 (which include $0.1 million and $0.5 million recorded in cash and cash equivalents), respectively, are maintained in support of regulatory deposit requirements ($40.9 million and $38.8 million in direct deposit of securities at June 30, 2012 and October 1, 2011, respectively) in compliance with statutory regulations. Investments with fair values of $7.3 million at both June 30, 2012 and October 1, 2011 (which include $0.1 million recorded in cash and cash equivalents) are on deposit with regulatory authorities in compliance with statutory regulations. Investments with fair values of $0.9 million at both June 30, 2012 and October 1, 2011 (which include zero recorded in cash and cash equivalents) are on deposit in compliance with collateral requirements on reinsurance arrangements.

Net investment income, which is included in net sales, is summarized as follows:

(dollars in thousands)
	Thirteen Weeks Ended		Thirty-Nine Weeks Ended
	June 30, 2012	July 2, 2011	June 30, 2012	July 2, 2011
Fixed maturity securities	$2,470	$758	$3,623	$2,615
Equity securities	43	25	468	1,530
Cash and cash equivalents	—	—	1	2

	2,513	783	4,092	4,147
Less: investment expenses	(73)	(67)	(222)	(219)

	$2,440	$716	$3,870	$3,928

Equity investments held by the Company that do not have readily determinable fair values are accounted for using the cost or equity methods of accounting. The Company evaluated its equity investments for impairment as of June 30, 2012, and the Company did not consider any of these equity investments to be impaired.

The Company held investments in Western Family Holding Company (“Western Family”) common stock of $9.4 million at both June 30, 2012 and October 1, 2011. Western Family is a private cooperative located in Oregon from which the Company purchases food and general merchandise products. The investment represents approximately a 20% ownership interest at both June 30, 2012 and October 1, 2011. The Company’s ownership percentage in Western Family is based, in part, on the volume of purchases transacted with Western Family. The investment is accounted for using the equity method of accounting.

The Company’s wholly-owned finance subsidiary, Grocers Capital Company (“GCC”), has an investment in National Consumer Cooperative Bank (“NCB”), which operates as a cooperative and therefore its borrowers are required to own its Class B common stock. The investment in the Class B common stock of NCB aggregated $4.1 million at both June 30, 2012 and October 1, 2011. The Company did not recognize dividend income from NCB in the interim period ended June 30, 2012 or the fiscal year ended October 1, 2011.

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

Management identifies segments based on the information monitored by the Company’s chief operating decision makers to manage the business and, accordingly, has identified the following two reportable segments:

•

The Wholesale Distribution segment includes the results of operations from the sale of groceries and general merchandise products to both Members and Non-Members, including a broad range of branded and corporate brand products in nearly all the categories found in a typical supermarket, including dry grocery, frozen food, deli, meat, dairy, eggs, produce, bakery, ethnic, gourmet, specialty foods, natural and organic, general merchandise and health and beauty care products. Support services (other than insurance and financing), including promotional planning, retail technology, equipment purchasing services and real estate services, are reported in the Wholesale Distribution segment. As of, and for the thirty-nine weeks ended, June 30, 2012, the Wholesale Distribution segment collectively represented approximately 85% of the Company’s total assets, and 99% of total net sales.

Non-perishable products consist primarily of dry grocery, frozen food, deli, ethnic, gourmet, specialty foods, natural and organic, general merchandise and health and beauty care products. They also include (1) retail support services and (2) products and shipping services provided to Non-Member customers through Unified International, Inc. Perishable products consist primarily of service deli, service bakery, meat, eggs, produce, bakery and dairy products. Net sales within the Wholesale Distribution segment include $637.4 million and $669.0 million, or 68.0% and 69.2% of total Wholesale Distribution segment net sales, for the thirteen weeks ended June 30, 2012 and July 2, 2011, respectively, attributable to sales of non-perishable products, and $300.0 million and $297.5 million, or 32.0% and 30.8% of total Wholesale Distribution segment net sales, for the thirteen weeks ended June 30, 2012 and July 2, 2011, respectively, attributable to sales of perishable products. Net sales within the Wholesale Distribution segment include $1.958 billion and $2.035 billion, or 68.9% and 70.9% of total Wholesale Distribution segment net sales, for the thirty-nine weeks ended June 30, 2012 and July 2, 2011, respectively, attributable to sales of non-perishable products, and $885.1 million and $836.8 million, or 31.1% and 29.1% of total Wholesale Distribution segment net sales, for the thirty-nine weeks ended June 30, 2012 and July 2, 2011, respectively, attributable to sales of perishable products. Wholesale Distribution segment net sales also include revenues attributable to the Company’s retail support services, which comprised less than 1% of total Wholesale Distribution segment net sales, for each of the foregoing respective periods.

•

The Insurance segment includes the results of operations for the Company’s three insurance subsidiaries (Unified Grocers Insurance Services, Springfield Insurance Company and Springfield Insurance Company, Limited). These subsidiaries provide insurance and insurance-related products, including workers’ compensation and liability insurance policies, to both the Company and its Member and Non-Member customers. Unified Grocers Insurance Services is an insurance agency that places business with insurance carriers, both non-affiliated and Springfield Insurance Company. Springfield Insurance Company, Limited is a captive re-insurer for Springfield Insurance Company. Unified Grocers Insurance Services is a licensed insurance agency in Alaska, Arizona, California, Idaho, New Mexico, Nevada, Oregon, Texas, Washington and Utah. Springfield Insurance Company is a licensed insurance carrier in Arizona, California, Colorado, Idaho, Montana, New Mexico, Nevada, Oregon, Texas, Washington, Wyoming and Utah. Springfield Insurance Company, Limited is a licensed insurance carrier in the Commonwealth of Bermuda. As of, and for the thirty-nine weeks ended, June 30, 2012, the Company’s Insurance segment collectively accounted for approximately 12% of the Company’s total assets, and 1% of total net sales.

The All Other category includes the results of operations for the Company’s other support businesses, including its finance subsidiary, whose services are provided to a common customer base, none of which individually meets the quantitative thresholds of a reportable segment. As of, and for the thirty-nine weeks ended, June 30, 2012, the All Other category collectively accounted for approximately 3% of the Company’s total assets, and less than 1% of total net sales.

Information about the Company’s operating segments is summarized below.

(dollars in thousands)
	Thirteen Weeks Ended		Thirty-Nine Weeks Ended
	June 30, 2012	July 2, 2011	June 30, 2012	July 2, 2011
Net sales
Wholesale distribution	$937,430	$966,486	$2,843,085	$2,872,181
Insurance	9,197	5,879	22,980	19,458
All other	310	250	984	729
Inter-segment eliminations	(2,958)	(3,274)	(8,690)	(9,773)

Total net sales	$943,979	$969,341	$2,858,359	$2,882,595

Operating income (loss)
Wholesale distribution	$7,802	$12,203	$19,434	$27,379
Insurance	1,628	384	2,038	3,061
All other	73	(19)	296	(39)

Total operating income	9,503	12,568	21,768	30,401

Interest expense	(3,271)	(3,060)	(9,426)	(9,376)
Estimated patronage dividends	(4,444)	(7,878)	(8,009)	(10,895)
Income taxes	(543)	(463)	(1,013)	(3,053)

Net earnings	$1,245	$1,167	$3,320	$7,077

Depreciation and amortization
Wholesale distribution	$6,452	$4,628	$18,904	$16,615
Insurance	92	82	261	245
All other	14	15	42	46

Total depreciation and amortization	$6,558	$4,725	$19,207	$16,906

Capital expenditures
Wholesale distribution	$2,024	$1,688	$6,555	$6,916
Insurance	4,600	5	4,612	68
All other	—	—	—	—

Total capital expenditures	$6,624	$1,693	$11,167	$6,984

Identifiable assets at June 30, 2012 and July 2, 2011
Wholesale distribution	$763,808	$782,810	$763,808	$782,810
Insurance	110,841	102,598	110,841	102,598
All other	25,429	26,342	25,429	26,342

Total identifiable assets	$900,078	$911,750	$900,078	$911,750

5.     SHAREHOLDERS’ EQUITY

During the thirty-nine week period ended June 30, 2012, the Company issued 1,400 Class A Shares with an issuance value of $0.4 million and redeemed 8,750 Class A Shares with a redemption value of $2.7 million. The Company also redeemed 11,558 Class B Shares with a redemption value of $3.5 million during the thirty-nine week period ended June 30, 2012.

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

The Company also sponsors an Executive Salary Protection Plan (“ESPP”) for the executive officers of the Company that provides supplemental post-termination retirement income based on each participant’s salary and years of service as an officer of the Company. Funds are held in a rabbi trust for the ESPP consisting primarily of life insurance policies reported at cash surrender value and mutual fund assets consisting of various publicly-traded mutual funds reported at estimated fair value based on quoted market prices. In accordance with ASC Topic 710, “Compensation – General,” the assets and liabilities of a rabbi trust must be accounted for as if they are assets and liabilities of the Company. In addition, all earnings and expenses of the rabbi trust are reported in the Company’s consolidated condensed statement of earnings. The cash surrender value of such life insurance policies aggregated $16.1 million and $15.1 million at June 30, 2012 and October 1, 2011, respectively, and are included in other assets in the Company’s consolidated condensed balance sheets. Mutual funds reported at their estimated fair value of $13.2 million and $10.7 million at June 30, 2012 and October 1, 2011, respectively, are included in other assets in the Company’s consolidated condensed balance sheets. The related accrued benefit cost (representing the Company’s benefit obligation to participants) of $41.6 million and $38.5 million at June 30, 2012 and October 1, 2011, respectively, is recorded in long-term liabilities, other in the Company’s consolidated condensed balance sheets. The assets held in the rabbi trust are not available for general corporate purposes. The rabbi trust is subject to creditor claims in the event of insolvency. The trust assets are excluded from ESPP plan assets as they do not qualify as plan assets under ASC Topic 715, “Compensation – Retirement Benefits.”

The Company sponsors other postretirement benefit plans that provide certain medical coverage to retired non-union employees and provide unused sick leave benefits for certain eligible non-union and union employees. Those plans are not funded.

The components of net periodic cost for pension and other postretirement benefits for the respective thirty-nine weeks ended June 30, 2012 and July 2, 2011 consist of the following:

(dollars in thousands)
	Pension Benefits				Other Postretirement Benefits
	Thirteen Weeks Ended		Thirty-Nine Weeks Ended		Thirteen Weeks Ended		Thirty-Nine Weeks Ended
	June 30, 2012	July 2, 2011	June 30, 2012	July 2, 2011	June 30, 2012	July 2, 2011	June 30, 2012	July 2, 2011
Service cost	$1,942	$1,925	$5,826	$5,775	$380	$518	$1,142	$1,555
Interest cost	3,162	2,972	9,484	8,916	630	736	1,890	2,208
Expected return on plan assets	(3,167)	(3,100)	(9,503)	(9,300)	—	—	—	—
Amortization of prior service cost (credit)	2	55	8	166	(246)	(118)	(740)	(354)
Recognized actuarial loss (gain)	1,302	996	3,908	2,987	(77)	35	(231)	105

Net periodic cost	$3,241	$2,848	$9,723	$8,544	$687	$1,171	$2,061	$3,514

The Company’s funding policy is to make contributions to the Unified Cash Balance Plan in amounts that are at least sufficient to meet the minimum funding requirements of applicable laws and regulations, but no more than amounts deductible for federal income tax purposes. The Company expects to make estimated contributions to the Unified Cash Balance Plan totaling $12.9 million during fiscal 2012, which is comprised of $5.8 million for the 2012 plan year and $7.1 million for the 2011 plan year. At its discretion, the Company may contribute in excess of these amounts. Additional contributions, if any, will be based, in part, on future actuarial funding calculations and the performance of plan investments. The Company contributed $2.9 million and $5.1 million to the Unified Cash Balance Plan during the thirty-nine weeks ended June 30, 2012 for the 2012 and 2011 plan years, respectively.

Additionally, the Company expects to contribute $0.7 million to the ESPP to fund projected benefit payments to participants for the 2012 plan year. The Company contributed $0.6 million to the ESPP during the thirty-nine weeks ended June 30, 2012 to fund benefit payments to participants for the 2012 plan year.

During fiscal year 2010, comprehensive health care reform legislation under the Patient Protection and Affordable Care Act (HR 3590) and the Health Care Education and Affordability Reconciliation Act (HR 4872) (collectively, the “Acts”) was passed and signed into law. The Acts contain provisions that could impact the Company’s accounting for retiree medical benefits in future periods. However, the extent of that impact, if any, cannot be determined until regulations are promulgated under the Acts and additional interpretations of the Acts become available. Elements of the Acts, the impact of which are currently not determinable, include the elimination of lifetime limits on retiree medical coverage and reduction of the existing insurance coverage gap for prescription drug benefits that are actuarially equivalent to benefits available to retirees under the Medicare Prescription Drug, Improvement and Modernization Act of 2003. On June 28, 2012, the U.S. Supreme Court generally upheld the constitutionality of the Acts; however, provisions in the Acts requiring each state to expand its Medicaid program or lose all federal Medicaid funds were struck down. The U.S. Supreme Court did not invalidate the Acts’ expansion of Medicaid for states that voluntarily participate; it only held that a state’s entire Medicaid funding cannot be withheld due to its failure to participate in the expansion. The Company will continue to assess the accounting implications of the Acts as related regulations and interpretations of the Acts become available. In addition, the Company may consider plan amendments in future periods that may have accounting implications.

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

The Company’s wholly-owned finance subsidiary, Grocers Capital Company (“GCC”) is a party to an Amended and Restated Credit Agreement (the “Loan Agreement”), dated July 1, 2011, with PRM Family Holding Company, LLC (“PRM”) and Bank of America, N.A., which is both the administrative agent and a lender under the Loan Agreement (“Bank of America”). Michael A. Provenzano, Jr., a director of the Company, is a shareholder, director and officer of PRM. Under the terms of the Loan Agreement, GCC loaned PRM $5 million in the form of a note receivable under which GCC is to receive monthly interest payments at 8% per annum on the outstanding principal balance and quarterly principal repayments of $225,000 commencing January 1, 2013 and continuing through July 1, 2014, with the note maturing and the balance of the note due to GCC on August 1, 2014. The loan by GCC is effectively subordinate to a $40 million line of credit by Bank of America also made under the Loan Agreement, which is scheduled for repayment on July 1, 2014.

On May 30, 2012, GCC, PRM and Bank of America entered into a first amendment to, and waiver of certain provisions of, the Loan Agreement (the “First Amendment and Waiver”). Under the First Amendment and Waiver, Bank of America and GCC have agreed to waive the past non-compliance by PRM of certain covenants contained in the Loan Agreement. PRM has made all required interest payments to date, and the Company believes that it is more likely than not that it will be able to recover the full amount of the note receivable.

A supply agreement with Pro’s Ranch Market, a Member affiliated with Michael A. Provenzano, Jr., a director of the Company, became effective in April 2012. The agreement will expire in the later of the Company’s fiscal year 2015 or the year in which all obligations set forth in the Loan Agreement are paid in full.

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

9.     RECENTLY ADOPTED AND RECENTLY ISSUED AUTHORITATIVE ACCOUNTING GUIDANCE

In September 2011, the FASB issued Accounting Standards Update (“ASU”) No. 2011-09, “Compensation – Retirement Benefits – Multiemployer Plans (Subtopic 220): Disclosures about an Employer’s Participation in a Multiemployer Plan” (“ASU No. 2011-09”). ASU No. 2011-09 creates greater transparency in financial reporting by requiring additional disclosures about an employer’s participation in a multiemployer pension plan and multiemployer other postretirement benefit plans. The additional disclosures will increase awareness about the commitments that an employer has made to a multiemployer pension plan and multiemployer other postretirement benefit plans and the potential future cash flow implications of an employer’s participation in the plans. ASU No. 2011-09 is effective for annual periods for fiscal years ending after December 15, 2011; however, disclosure requirements should be applied retrospectively for all prior periods presented. Early adoption is permitted. Accordingly, the Company will adopt ASU No. 2011-09 for fiscal year end 2012. Other than enhanced disclosure, the adoption of ASU No. 2011-09 is not expected to have an impact on the Company’s consolidated condensed financial statements.

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

Economic Factors

Economic factors such as low consumer confidence and high unemployment continue to persist in certain of our operating markets. Higher food price inflation and fuel costs during calendar 2011 placed more pressure on consumer discretionary income, and these trends have continued during 2012, though to a lesser extent during our third fiscal quarter ending June 30, 2012. Extreme drought conditions currently prevailing in approximately one-fifth of the U.S. are expected to result in higher prices on certain food products; however, the timing and degree of any such impact is uncertain at this time. Consumers continue to be highly price sensitive and seek lower-cost alternatives in their grocery purchases, continuing to put pressure on profit margins in an industry already characterized by low profit margins. Job losses have also caused greater demographic shifts that can change the composition of consumers and their related product focus in a given marketplace.

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

Additionally, wage increases occur as a result of negotiated labor contracts and adjustments for non-represented employees. Wage increases primarily occur in September for negotiated labor contracts. Wage increases for non-represented employees typically occur in January. We continually focus attention on initiatives aimed at improving operating efficiencies throughout the organization to offset the impact of these wage increases.

Our insurance subsidiaries invest a significant portion of premiums received in fixed maturity securities and equity securities to fund loss reserves. As a result, our operating performance may be impacted by the performance of these investments. The majority of our investments (approximately 84%) are held by two of our insurance subsidiaries, and include obligations of U.S. government corporations and agencies, high quality investment grade corporate bonds, U.S. government treasury securities, U.S. state and municipal securities and common equity securities. The investments held by our insurance subsidiaries, excluding the common equity securities, are generally not actively traded and are valued based upon inputs including quoted prices for identical or similar assets. Collectively, the estimated fair value or market value of these investments continued to exceed their cost during the thirty-nine weeks ended June 30, 2012. Approximately 11% of our investments are held by our Wholesale Distribution segment, which consists primarily of Western Family Holding Company (“Western Family”) common stock. Western Family is a private cooperative located in Oregon from which we purchase food and general merchandise products. Approximately 5% of our investments are held by our other support businesses and consist of an investment by our wholly-owned finance subsidiary in National Consumer Cooperative Bank (“NCB”). NCB operates as a cooperative and therefore its borrowers are required to own its Class B common stock.

We invest in life insurance policies (reported at cash surrender value) and various publicly-traded mutual funds (reported at estimated fair value based on quoted market prices) to fund obligations pursuant to our Executive Salary Protection Plan and deferred compensation plan (see Note 7 of “Notes to Consolidated Condensed Financial Statements – Unaudited” in Part I, Item 1. “Financial Statements (Unaudited)” of this Quarterly Report on Form 10-Q for additional discussion). Life insurance and mutual fund assets with values tied to the equity markets are impacted by overall market conditions. During the thirty-nine weeks ended June 30, 2012, net earnings and net comprehensive earnings experienced an increase corresponding to the increase in life insurance and mutual fund assets, respectively.

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

	Thirteen Weeks Ended		% Change	Thirty-Nine Weeks Ended		% Change
Fiscal Period Ended	June 30, 2012	July 2, 2011	Thirteen Weeks	June 30, 2012	July 2, 2011	Thirty-Nine Weeks
Net sales	100.0%	100.0%	(2.6)%	100.0%	100.0%	(0.8)%
Cost of sales	91.5	91.1	(2.2)	91.6	91.1	(0.3)
Distribution, selling and administrative expenses	7.5	7.6	(4.2)	7.7	7.9	(3.7)
Operating income	1.0	1.3	(24.4)	0.7	1.0	(28.4)
Interest expense	(0.3)	(0.3)	6.9	(0.3)	(0.3)	0.5
Estimated patronage dividends	(0.5)	(0.8)	(43.6)	(0.3)	(0.4)	(26.5)
Income taxes	(0.1)	(0.1)	17.3	—	(0.1)	(66.8)
Net earnings	0.1%	0.1%	6.7%	0.1%	0.2%	(53.1)%

THIRTEEN WEEK PERIOD ENDED JUNE 30, 2012 (“2012 PERIOD”) COMPARED TO THE THIRTEEN WEEK PERIOD ENDED JULY 2, 2011 (“2011 PERIOD”)

Overview of the 2012 Period.    We experienced an overall net sales decrease of $25.4 million, or 2.6%, to $943.9 million for the 2012 Period as compared to $969.3 million for the 2011 Period. Our net sales for the Wholesale Distribution segment decreased $29.1 million, or 3.0%, for the comparable 2012 and 2011 Periods. We achieved higher sales to our continuing customers; however, those sales improvements were exceeded by the loss of sales due to lost customers, including the loss of one of our top ten customers in the third quarter of fiscal 2011, and store closures. Net sales in our Insurance segment and our All Other business activities increased $3.6 million and $0.1 million, respectively, for the comparable thirteen week periods.

Our consolidated operating income decreased $3.1 million to $9.5 million in the 2012 Period compared to $12.6 million in the 2011 Period.

The overall decrease in operating income is summarized in our operating segments and other business activities as follows:

•

Wholesale Distribution Segment:    The Wholesale Distribution segment’s operating income decreased $4.4 million to $7.8 million in the 2012 Period compared to $12.2 million in the 2011 Period. This decrease in earnings was primarily due to a change in sales mix towards lower margin products, decreased inventory holding gains and lower net sales, partially offset by a decline in distribution, selling and administrative expenses.

•

Insurance Segment:    Operating income increased $1.2 million in our Insurance segment to earnings of $1.6 million in the 2012 Period compared to earnings of $0.4 million in the 2011 Period. This increase was primarily due to an increase in investment income.

•

All Other:    Operating income increased $0.1 million in our All Other business activities to $0.1 million in the 2012 Period compared to an insignificant loss in the 2011 Period. All Other business activities primarily consist of activities conducted through our finance subsidiary.

The following tables summarize the performance of each business segment for the 2012 and 2011 Periods.

Wholesale Distribution Segment

(dollars in thousands)

	Thirteen Weeks Ended June 30, 2012		Thirteen Weeks Ended July 2, 2011
	Amounts in 000’s	Percent to Net Sales	Amounts in 000’s	Percent to Net Sales	Difference
Gross sales	$937,430	—	$966,486	—	$(29,056)
Inter-segment eliminations	—	—	—	—	—

Net sales	937,430	100.0%	966,486	100.0%	(29,056)
Cost of sales	861,150	91.9	882,560	91.3	(21,410)
Distribution, selling and administrative expenses	68,478	7.3	71,723	7.4	(3,245)

Operating income	$7,802	0.8%	$12,203	1.3%	$(4,401)

Insurance Segment

(dollars in thousands)

	Thirteen Weeks Ended June 30, 2012		Thirteen Weeks Ended July 2, 2011
	Amounts in 000’s	Percent to Net Sales	Amounts in 000’s	Percent to Net Sales	Difference
Gross sales – premiums earned and investment income	$9,197	—	$5,879	—	$3,318
Inter-segment eliminations	(2,928)	—	(3,213)	—	285

Net sales – premiums earned and investment income	6,269	100.0%	2,666	100.0%	3,603
Cost of sales – underwriting expenses	2,701	43.1	468	17.6	2,233
Selling and administrative expenses	1,940	30.9	1,814	68.0	126

Operating income	$1,628	26.0%	$384	14.4%	$1,244

All Other

(dollars in thousands)

	Thirteen Weeks Ended June 30, 2012		Thirteen Weeks Ended July 2, 2011
	Amounts in 000’s	Percent to Net Sales	Amounts in 000’s	Percent to Net Sales	Difference
Gross sales	$310	—	$250	—	$60
Inter-segment eliminations	(30)	—	(61)	—	31

Net sales	280	100.0%	189	100.0%	91
Selling and administrative expenses	207	73.9	208	110.1	(1)

Operating income (loss)	$73	26.1%	$(19)	(10.1)%	$92

Net sales.    Consolidated net sales decreased $25.4 million, or 2.6%, to $943.9 million in the 2012 Period compared to $969.3 million for the 2011 Period. Factors impacting net sales are as follows:

•

Wholesale Distribution Segment:    Wholesale Distribution net sales decreased $29.1 million to $937.4 million in the 2012 Period compared to $966.5 million for the 2011 Period. Significant components of this decrease are summarized below.

(dollars in millions)
Key Net Sales Changes	Increase (Decrease)
Increase in net sales to continuing customers	$2.1
Loss of significant Member in May 2011	(17.0)
Other lost customers, net	(6.3)
Store closures	(7.9)

Change in net sales	$(29.1)

•

Insurance Segment:    Net sales, consisting principally of premium revenues and investment income, increased $3.6 million to $6.3 million in the 2012 Period compared to $2.7 million for the 2011 Period. The increase is primarily due to an increase in workers’ compensation premium revenue resulting from the addition of new policyholders, increased renewal premiums and an increase in investment income.

•	All Other: Net sales increased $0.1 million to $0.2 million in the 2012 Period compared to $0.1 million in the 2011 Period.

Cost of sales (including underwriting expenses).    Consolidated cost of sales was $863.9 million for the 2012 Period and $883.0 million for the 2011 Period and comprised 91.5% and 91.1% of consolidated net sales for the 2012 and 2011 Periods, respectively. Factors impacting cost of sales are as follows:

•

Wholesale Distribution Segment:    Cost of sales decreased by $21.4 million to $861.2 million in the 2012 Period compared to $882.6 million in the 2011 Period. As a percentage of Wholesale Distribution net sales, cost of sales was 91.9% and 91.3% for the 2012 and 2011 Periods, respectively.

•	The change in product and customer sales mix resulted in a 0.2% increase in cost of sales as a percent of Wholesale Distribution net sales in the 2012 Period compared to the 2011 Period.

•

Vendor related activity resulted in a 0.4% increase in cost of sales as a percent of Wholesale Distribution net sales in the 2012 Period compared to the 2011 Period. This was comprised of declines in inventory holding gains (realized upon sale) and changes in vendor marketing activity.

•

Insurance Segment:    Cost of sales primarily consists of claims loss and loss adjustment expenses, underwriting expenses, commissions, premium taxes and regulatory fees. Cost of sales increased $2.3 million to $2.7 million in the 2012 Period compared to $0.4 million in the 2011 Period. The increase is primarily due to additional claims exposure related to new workers’ compensation policies written during the 2012 Period. The cost of insurance and the adequacy of loss reserves are impacted by actuarial estimates based on a detailed analysis of health care cost trends, claims history, demographics and industry trends. As a result, the amount of loss reserves and future expenses is significantly affected by these variables and may significantly change, depending on the cost of providing benefits and the results of further legislative action. See additional discussion related to insurance reserves under “Risk Factors – Our insurance reserves may be inadequate if unexpected losses occur.”

Distribution, selling and administrative expenses.    Consolidated distribution, selling and administrative expenses were $70.6 million in the 2012 Period compared to $73.7 million in the 2011 Period, reflecting a decrease of $3.1 million, and comprised 7.5% and 7.6% of net sales for the 2012 and 2011 Periods, respectively. Factors impacting distribution, selling and administrative expenses are as follows:

•

Wholesale Distribution Segment:    Distribution, selling and administrative expenses decreased $3.2 million to $68.5 million in the 2012 Period compared to $71.7 million in the 2011 Period, and comprised 7.3% and 7.4% of Wholesale Distribution net sales for the 2012 and 2011 Periods, respectively.

•

Member Settlement:    During the 2012 Period, distribution, selling and administrative expenses increased $3.4 million, or 0.3% as a percent of Wholesale Distribution net sales, resulting from settlement proceeds recorded during the 2011 Period due to the loss of a significant Member. See “Company Overview – Sales Highlights and Other Information – Fiscal 2011” discussed in Part II, Item 7. “Management’s Discussion and Analysis of Financial Condition and Results of Operations” of our Annual Report on Form 10-K for the year ended October 1, 2011 for additional information.

•

Officers’ Life Insurance:    During the 2012 Period, we experienced net insurance expense increases of $0.8 million, or 0.1% as a percent of Wholesale Distribution net sales. This increase in expense is primarily due to the decrease in the cash surrender value of our life insurance policy assets, which are held in a rabbi trust to support post-termination retirement benefits and are not available for general corporate purposes. The changes in our policy assets are a result of changes in the fair value of the underlying securities, which are highly concentrated in U.S. equity markets and priced based on readily determinable market values.

•

Fuel Expense:    During the 2012 Period, we experienced diesel fuel expense decreases of $0.6 million, or 0.1% as a percent of Wholesale Distribution net sales. This decrease is primarily due to the decrease in the cost of oil.

•

General Expenses:    General expenses decreased $6.8 million, or 0.4% as a percent of Wholesale Distribution net sales, due primarily to our continued focus on cost containment, including employee-related expenses.

•	Insurance Segment: Selling and administrative expenses for the Insurance segment increased $0.1 million to $1.9 million for the 2012 Period compared to $1.8 million for the 2011 Period.

•	All Other: Selling and administrative expenses for our All Other business activities were $0.2 million in both the 2012 and 2011 Periods.

Interest.    Interest expense increased $0.2 million to $3.3 million compared to $3.1 million for the 2011 Period and comprised 0.3% of consolidated net sales for both the 2012 and 2011 Periods. Factors impacting interest expense are as follows:

•	Interest expense on our primary debt instruments (as described below) increased $0.3 million to $3.1 million in the 2012 Period compared to $2.8 million in the 2011 Period.

•

Weighted Average Borrowings:    Interest expense decreased marginally from the 2011 Period as a result of lower outstanding debt. Weighted average borrowings decreased by $4.7 million primarily due to decreased inventory levels during the 2012 Period.

•

Interest Rates:    Interest expense increased $0.3 million from the 2011 Period. Our effective borrowing rate for the combined primary debt, made up of the revolving lines of credit for Unified and Grocers Capital Company, and senior secured notes, was 4.7% and 4.3% for the 2012 and 2011 Periods, respectively. The rate increase was due to a higher effective rate on Unified’s revolving line of credit.

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

Estimated patronage dividends.    Estimated patronage dividends for the 2012 Period were $4.4 million, compared to estimated patronage dividends of $7.8 million in the 2011 Period. Patronage dividends for the 2012 and 2011 Periods consisted of the patronage activities from our three patronage earnings divisions: the Southern California Dairy Division, the Pacific Northwest Dairy Division and the Cooperative Division. For the 2012 and 2011 Periods, respectively, we had patronage earnings of $2.3 million and $2.5 million in the Southern California Dairy Division, $0.2 million and $0.3 million in the Pacific Northwest Dairy Division and patronage earnings of $1.9 million and $5.0 million in the Cooperative Division. The decrease in the Cooperative Division patronage earnings for the 2012 Period was primarily due to a change in sales mix towards lower margin products, decreased inventory holding gains and lower net sales, partially offset by a decline in distribution, selling and administrative expenses. Patronage dividends produced by the Cooperative Division are distributed annually, historically in cash, Class B and Class E Shares (see Part I, Item 1. “Business – Patronage Dividends” of our Annual Report on Form 10-K for the year ended October 1, 2011 for additional information), while patronage dividends produced by the dairy divisions are paid quarterly, historically in cash.

Income taxes.    Our effective income tax rate was 30.4% for the 2012 Period compared to 28.4% for the 2011 Period. The lower than statutory rate for the 2012 and 2011 Periods was due to favorable returns on our corporate-owned life insurance policies for the 2012 and 2011 Periods. Gains and losses in the value of corporate-owned life insurance are included in net earnings, but are not subject to income taxes.

THIRTY-NINE WEEK PERIOD ENDED JUNE 30, 2012 (“2012 PERIOD”) COMPARED TO THE THIRTY-NINE WEEK PERIOD ENDED JULY 2, 2011 (“2011 PERIOD”)

Overview of the 2012 Period.    We experienced an overall net sales decrease of $24.2 million, or 0.8%, to $2.858 billion for the 2012 Period as compared to $2.883 billion for the 2011 Period. Our net sales for the Wholesale Distribution segment decreased $29.1 million, or 1.0%, for the comparable 2012 and 2011 Periods. We achieved higher sales to our continuing customers; however, those sales improvements were offset by the loss of sales due to lost customers, including the loss of one of our top ten customers in the third quarter of fiscal 2011, and store closures. Net sales in our Insurance segment and our All Other business activities increased $4.5 million and $0.4 million, respectively, for the comparable thirty-nine week periods.

Our consolidated operating income decreased $8.6 million to $21.8 million in the 2012 Period compared to $30.4 million in the 2011 Period.

The overall decrease in operating income is summarized in our operating segments and other business activities as follows:

•

Wholesale Distribution Segment:    The Wholesale Distribution segment’s operating income decreased $7.9 million to $19.5 million in the 2012 Period compared to $27.4 million in the 2011 Period. This decrease in earnings was primarily due to a change in sales mix towards lower margin products and decreased inventory holding gains, partially offset by a decline in distribution, selling and administrative expenses.

•

Insurance Segment:    Operating income decreased $1.0 million in our Insurance segment to $2.0 million in the 2012 Period compared to $3.0 million in the 2011 Period. This decrease was primarily due to additional claims exposure related to new workers’ compensation policies written during the 2012 Period.

•

All Other:    Operating income increased $0.3 million in our All Other business activities to $0.3 million in the 2012 Period compared to an insignificant loss in the 2011 Period. All Other business activities primarily consist of activities conducted through our finance subsidiary.

The following tables summarize the performance of each business segment for the 2012 and 2011 Periods.

Wholesale Distribution Segment (dollars in thousands)
	Thirty-Nine Weeks Ended June 30, 2012		Thirty-Nine Weeks Ended July 2, 2011
	Amounts in 000’s	Percent to Net Sales	Amounts in 000’s	Percent to Net Sales	Difference
Gross sales	$2,843,085	—	$2,872,181	—	$(29,096)
Inter-segment eliminations	—	—	—	—	—

Net sales	2,843,085	100.0%	2,872,181	100.0%	(29,096)
Cost of sales	2,611,252	91.8	2,623,879	91.4	(12,627)
Distribution, selling and administrative expenses	212,399	7.5	220,923	7.7	(8,524)

Operating income	$19,434	0.7%	$27,379	0.9%	$(7,945)

Insurance Segment (dollars in thousands)
	Thirty-Nine Weeks Ended June 30, 2012		Thirty-Nine Weeks Ended July 2, 2011
	Amounts in 000’s	Percent to Net Sales	Amounts in 000’s	Percent to Net Sales	Difference
Gross sales – premiums earned and investment income	$22,980	—	$19,458	—	$3,522
Inter-segment eliminations	(8,595)	—	(9,588)	—	993

Net sales – premiums earned and investment income	14,385	100.0%	9,870	100.0%	4,515
Cost of sales – underwriting expenses	6,665	46.3	1,331	13.5	5,334
Selling and administrative expenses	5,682	39.5	5,478	55.5	204

Operating income	$2,038	14.2%	$3,061	31.0%	$(1,023)

All Other (dollars in thousands)
	Thirty-Nine Weeks Ended June 30, 2012		Thirty-Nine Weeks Ended July 2, 2011
	Amounts in 000’s	Percent to Net Sales	Amounts in 000’s	Percent to Net Sales	Difference
Gross sales	$984	—	$729	—	$255
Inter-segment eliminations	(95)	—	(185)	—	90

Net sales	889	100.0%	544	100.0%	345
Selling and administrative expenses	593	66.7	583	107.2	10

Operating income (loss)	$296	33.3%	$(39)	(7.2)%	$335

Net sales.    Consolidated net sales decreased $24.2 million, or 0.8%, to $2.858 billion in the 2012 Period compared to $2.883 billion for the 2011 Period. Factors impacting net sales are as follows:

•

Wholesale Distribution Segment:    Wholesale Distribution net sales decreased $29.1 million, or 1.0%, to $2.843 billion in the 2012 Period compared to $2.872 billion for the 2011 Period. Significant movements are summarized below.

(dollars in millions)
Key Net Sales Changes	Increase (Decrease)
Increase in net sales to continuing customers	$103.2
Loss of significant Member in May 2011	(87.2)
Other lost customers, net	(14.9)
Store closures	(30.2)

Change in net sales	$(29.1)

•

Insurance Segment:    Net sales, consisting principally of premium revenues and investment income, increased $4.5 million to $14.4 million in the 2012 Period compared to $9.9 million for the 2011 Period. The increase is primarily due to an increase in workers’ compensation premium revenue resulting from the addition of new policyholders and increased renewal premiums.

•	All Other: Net sales increased $0.4 million to $0.9 million in the 2012 Period compared to $0.5 million in the 2011 Period.

Cost of sales (including underwriting expenses).    Consolidated cost of sales was $2.618 billion for the 2012 Period and $2.625 billion for the 2011 Period and comprised 91.6% and 91.1% of consolidated net sales for the 2012 and 2011 Periods, respectively. Factors impacting cost of sales are as follows:

•

Wholesale Distribution Segment:    Cost of sales decreased by $12.6 million to $2.611 billion in the 2012 Period compared to $2.624 billion in the 2011 Period. As a percentage of Wholesale Distribution net sales, cost of sales was 91.8% and 91.4% for the 2012 and 2011 Periods, respectively.

•	The change in product and customer sales mix resulted in a 0.3% increase in cost of sales as a percent of Wholesale Distribution net sales in the 2012 Period compared to the 2011 Period.

•

Vendor related activity contributed to a 0.1% increase in cost of sales as a percent of Wholesale Distribution net sales in the 2012 Period compared to the 2011 Period. This change was driven by a decrease in inventory holding gains (realized upon sale) due to a lack of vendor price increases and changes in vendor marketing activity.

•

Insurance Segment:    Cost of sales primarily consists of claims loss and loss adjustment expenses, underwriting expenses, commissions, premium taxes and regulatory fees. Cost of sales increased $5.3 million to $6.6 million in the 2012 Period compared to $1.3 million in the 2011 Period. The increase is primarily due to additional claims exposure related to new workers’ compensation policies written during the 2012 Period. The cost of insurance and the adequacy of loss reserves are impacted by actuarial estimates based on a detailed analysis of health care cost trends, claims history, demographics and industry trends. As a result, the amount of loss reserves and future expenses is significantly affected by these variables and may significantly change, depending on the cost of providing benefits and the results of further legislative action. See additional discussion related to insurance reserves under “Risk Factors – Our insurance reserves may be inadequate if unexpected losses occur.”

Distribution, selling and administrative expenses.    Consolidated distribution, selling and administrative expenses were $218.7 million in the 2012 Period compared to $227.0 million in the 2011 Period, reflecting a decrease of $8.3 million, and comprised 7.7% and 7.9% of net sales for the 2012 and 2011 Periods, respectively. Factors impacting distribution, selling and administrative expenses are as follows:

•

Wholesale Distribution Segment:    Distribution, selling and administrative expenses decreased $8.5 million to $212.4 million in the 2012 Period compared to $220.9 million in the 2011 Period, and comprised 7.5% and 7.7% of Wholesale Distribution net sales for the 2012 and 2011 Periods, respectively.

•

Member Settlement:    During the 2012 Period, distribution, selling and administrative expenses increased $3.4 million, or 0.1% as a percent of Wholesale Distribution net sales, resulting from settlement proceeds recorded during the 2011 Period due to the loss of a significant Member. See “Company Overview – Sales Highlights and Other Information – Fiscal 2011” discussed in Part II, Item 7. “Management’s Discussion and Analysis of Financial Condition and Results of Operations” of our Annual Report on Form 10-K for the year ended October 1, 2011 for additional information.

•

General Expenses:    General expenses decreased $11.9 million, or 0.3% as a percent of Wholesale Distribution net sales, due primarily to our continued focus on cost containment, including employee-related expenses.

•	Insurance Segment: Selling and administrative expenses for the Insurance segment increased $0.2 million to $5.7 million for the 2012 Period compared to $5.5 million for the 2011 Period.

•	All Other: Selling and administrative expenses for our All Other business activities were $0.6 million in both the 2012 and 2011 Periods.

Interest.    Interest expense was $9.4 million and comprised 0.3% of consolidated net sales for both the 2012 and 2011 Periods. Factors impacting interest expense are as follows:

•	Interest expense on our primary debt instruments (as described below) increased $0.1 million to $8.7 million in the 2012 Period compared to $8.6 million in the 2011 Period.

•

Weighted Average Borrowings:    Interest expense increased $0.2 million from the 2011 Period as a result of higher outstanding debt. Weighted average borrowings increased by $7.3 million primarily due to increased inventory levels during the 2012 Period as compared to the 2011 Period.

•

Interest Rates:    Interest expense decreased $0.1 million from the 2011 Period due to a decrease in our effective borrowing rate. Our effective borrowing rate for the combined primary debt, made up of the revolving lines of credit for Unified and Grocers Capital Company, and senior secured notes, was 4.4% and 4.5% for the 2012 and 2011 Periods, respectively. The rate decrease was due to a lower proportion of the senior secured notes in the primary debt.

Borrowings on Unified’s revolving credit agreement are subject to market rate fluctuations. A 25 basis point change in the market rate of interest over the period would have resulted in a $0.3 million increase or decrease in corresponding interest expense.

•	Interest expense on our other debt instruments decreased $0.1 million to $0.7 million for the 2012 Period compared to $0.8 million for the 2011 Period.

Estimated patronage dividends.    Estimated patronage dividends for the 2012 Period were $8.0 million, compared to $10.9 million in the 2011 Period. Patronage dividends for the 2012 and 2011 Periods consisted of the patronage activities from our three patronage earnings divisions: the Southern California Dairy Division, the Pacific Northwest Dairy Division and the Cooperative Division. For the 2012 and 2011 Periods, respectively, we had patronage earnings of $7.3 million and $8.2 million in the Southern California Dairy Division, $0.8 million and $1.1 million in the Pacific Northwest Dairy Division and patronage losses of $0.1 million and patronage earnings of $1.6 million in the Cooperative Division. The decrease in the Cooperative Division patronage earnings for the 2012 Period was primarily due to a change in sales mix towards lower margin products, decreased inventory holding gains and lower net sales, partially offset by a decline in distribution, selling and administrative expenses. Patronage dividends produced by the Cooperative Division are distributed annually, historically in cash, Class B and Class E Shares (see Part I, Item 1. “Business – Patronage Dividends” of our Annual Report on Form 10-K for the year ended October 1, 2011 for additional information), while patronage dividends produced by the dairy divisions are paid quarterly, historically in cash.

Income taxes.    Our effective income tax rate was 23.4% for the 2012 Period compared to 30.1% for the 2011 Period. The lower rate for the 2012 Period is due to lower book income and similar favorable returns on our corporate-owned life insurance policies for the 2012 Period as compared to the 2011 Period. Gains and losses in the value of corporate-owned life insurance are included in net earnings, but are not subject to income taxes.

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

At June 30, 2012, we had $0.2 million of tendered Class A Shares and $17.9 million of tendered Class B Shares pending redemption, whose redemption is subject to final approval by the Board, and in the case of Class B Shares, subject to the 5% limitation on redemptions contained in our redemption policy (see “DESCRIPTION OF CAPTIAL STOCK – Redemption Policy” in our Amendment No. 2 to Registration Statement on Form S-1 filed on April 19, 2012, with respect to our offering of Class A, Class B and Class E Shares for further information). Our obligations to repay a Member’s Required Deposit on termination of Member status (once the Member’s obligations to us have been satisfied) is reported as a long-term liability within “Members and Non-Members’ deposits” on our consolidated condensed balance sheets. Excess Deposits are not subordinated to our other obligations and are reported as short-term liabilities within “Members’ deposits and estimated patronage dividends” on our consolidated condensed balance sheets. At June 30, 2012 and October 1, 2011, we had $9.3 million and $6.0 million, respectively, in “Members and Non-Members’ deposits” and $12.2 million and $13.4 million, respectively, in “Members’ deposits and estimated patronage dividends” (of which $11.0 million and $10.8 million, respectively, represented Excess Deposits).

We believe that the combination of cash flows from operations, current cash balances and available lines of credit will be sufficient to service our debt, redeem Members’ capital shares, make income tax payments and meet our anticipated needs for working capital and capital expenditures through at least the next three fiscal years.

CASH FLOW

We generated positive cash flow from operating activities during the thirty-nine week 2012 Period. Cash from operations was used for investing and financing activities, including investing in our infrastructure. We also reinvested proceeds from maturing investments. Cash was also used for certain financing activities, including redemption of Members’ capital shares.

As a result of these activities, net cash, consisting of cash and cash equivalents, increased by $4.3 million to $9.4 million as of June 30, 2012 compared to $5.1 million as of October 1, 2011.

The following table summarizes the impact of operating, investing and financing activities on our cash flows for the thirty-nine week 2012 and 2011 Periods:

(dollars in thousands)
Summary of Net Increase in Total Cash	2012	2011	Difference
Cash provided by operating activities	$41,616	$21,349	$20,267
Cash utilized by investing activities	(21,682)	(11,120)	(10,562)
Cash utilized by financing activities	(15,589)	(6,089)	(9,500)

Total increase in cash	$4,345	$4,140	$205

Net cash flows from operating, investing and financing activities increased by $0.2 million, resulting in a $4.3 million increase in cash for the 2012 Period compared to an increase of $4.1 million in cash for the 2011 Period. The increase in net cash flow for the 2012 Period consisted of cash provided by operating activities of $41.6 million, offset by cash used in investing activities of $21.7 million and financing activities of $15.6 million. The primary factors contributing to the changes in cash flow are discussed below. At June 30, 2012 and October 1, 2011, working capital was $183.0 million and $193.0 million, respectively, and the current ratio was 1.7 for each respective period-end date.

Operating Activities:    Net cash provided by operating activities increased by $20.3 million to $41.6 million provided in the 2012 Period compared to $21.3 million provided in the 2011 Period. The increase in cash provided by operating activities compared to the 2011 Period was attributable to (1) an increase between the periods in net cash flows related to decreased inventories of $26.1 million, (2) a decrease between the periods in cash used to pay accounts payable and accrued liabilities of $8.9 million, and (3) an increase in long-term liabilities, other between the periods of $0.3 million primarily attributable to an increase in pension and postretirement liabilities. The foregoing increases of $35.3 million in cash provided were partially offset by (1) an increase in accounts receivable during the 2012 Period compared to a decrease in the 2011 Period, resulting in a decrease in cash provided between the periods of $11.0 million, (2) an increase between the periods in cash used to fund pension plan contributions of $1.7 million, (3) an increase between the periods related to prepaid expenses of $1.5 million, and (4) an increase between the periods in net cash used by other operating activities of $0.8 million.

Investing Activities:    Net cash utilized by investing activities increased by $10.6 million to $21.7 million for the 2012 Period compared to $11.1 million in the 2011 Period. The increase in cash utilized by investing activities during the 2012 Period as compared to the 2011 Period was due mainly to (1) an increase in capital expenditures between the periods of $4.2 million as a result of the purchase of a warehouse adjacent to our Stockton facility, (2) an increase of $1.0 million in net investment activities by our insurance subsidiaries, consisting of the purchase and sale of securities to replace maturing investments in their portfolios, (3) an increase in cash used for net notes receivable activities of $1.7 million, reflecting normal fluctuation in loan activity to Members for their inventory and equipment financing, and (4) an increase in other assets between the periods of $3.7 million, primarily related to the changes in value between the periods of our mutual fund and life insurance policy assets. Spending on investing activities is expected to be funded by existing cash balances, cash generated from operations or additional borrowings.

Financing Activities:    Net cash utilized by financing activities was $15.6 million for the 2012 Period compared to $6.1 million in the 2011 Period. The net increase of $9.5 million in cash utilized by financing activities for the 2012 Period as compared to the 2011 Period was due to an increase in cash utilized of $14.1 million related to changes in our long-term and short-term notes payable and deferred financing fees. See “Outstanding Debt and

Other Financing Arrangements” for further discussion regarding our credit facilities and financing arrangements. The increase in cash utilized by debt financing activities was partially offset by decreased cash utilized by Member investment and share activity of $4.6 million. Future cash used by financing activities to meet capital spending requirements is expected to be funded by our continuing operating cash flow or additional borrowings.

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

CONTRACTUAL OBLIGATIONS AND COMMERCIAL COMMITMENTS

There have been no material changes in our contractual obligations and commercial commitments outside the ordinary course of our business during the thirty-nine week period ended June 30, 2012. See “Contractual Obligations and Commercial Commitments” discussed in Part II, Item 7. “Management’s Discussion and Analysis of Financial Condition and Results of Operations” of our Annual Report on Form 10-K for the year ended October 1, 2011 for additional information.

OUTSTANDING DEBT AND OTHER FINANCING ARRANGEMENTS

As discussed below, we entered into amendments with both of our senior lenders in June 2012 to provide temporary adjustments on certain loan covenants. The changes were pursued to provide flexibility due to the volatility and uncertainty associated with the prevailing economic environment. Other than discussed below, there have been no material changes in our outstanding debt and other financing arrangements outside the ordinary course of our business during the thirty-nine week period ended June 30, 2012. Amounts outstanding related to our secured revolving credit agreement, senior secured notes and Member financing arrangement are disclosed below. See “Outstanding Debt and Other Financing Arrangements” discussed in Part II, Item 7. “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and Note 5 “Notes Payable” of “Notes to Consolidated Financial Statements” in Part II, Item 8. “Financial Statements and Supplementary Data” of our Annual Report on Form 10-K for the year ended October 1, 2011 for additional information.

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

Outstanding borrowings under the Agreement decreased to $97.3 million at June 30, 2012 (Eurodollar and Base Rate Loans at a blended average rate of 2.27% per annum) from $108.3 million at October 1, 2011 (Eurodollar and Base Rate Loans at a blended average rate of 1.89% per annum), with access to approximately $177.7 million of additional capital available under the Agreement to fund our continuing operations and capital spending requirements for the foreseeable future.

On June 19, 2012, we entered into the second amendment (the “Second Amendment”) of the Agreement. The Second Amendment raises the Consolidated Total Funded Debt to EBITDAP ratio (as defined) of the Company allowed by the financial covenants to be no higher than 4.0 to 1 for the fiscal quarters ended June 30 and September 29, 2012, after which it returns to 3.5 to 1, and sets forth a 0.5% increase in the interest rates to be charged if the ratio is greater than 3.5 to 1.

Senior Secured Notes

At June 30, 2012 and October 1, 2011, respectively, we had a total of $105.8 million and $108.5 million outstanding in senior secured notes to certain insurance companies and pension funds (referred to collectively as “John Hancock Life Insurance Company” or “Hancock”) under a note purchase agreement dated September 29, 1999 (as amended, the “Senior Note Agreement”) as amended and restated effective January 6, 2006 and further amended on November 3, 2009.

On June 29, 2012, we entered into the fourth amendment (the “Fourth Amendment”) to the Senior Note Agreement. The Fourth Amendment (1) amends the covenant on Indebtedness to Consolidated EBITDAP ratio (as defined) to allow for a ratio of 4.0 to 1 for the fiscal quarters ended June 30 and September 29, 2012, after which it is reduced to 3.75 to 1 for the fiscal quarters ended December 29, 2012 and March 30, 2013, 3.5 to 1 for the fiscal quarter ended June 29, 2013 and 3.25 to 1 for all fiscal quarters thereafter, (2) sets forth the increase in the interest rates to be charged based on the Indebtedness to Consolidated EBITDAP ratio (0.5% if the ratio is greater than 3.5 to 1 but less than 3.75 to 1, and 1.5% if the ratio is equal to or greater than 3.75 to 1), (3) amends the debt-to-capital covenant to permit a ratio of Consolidated Adjusted Indebtedness to Consolidated Adjusted Indebtedness plus Consolidated Tangible Net Worth (as defined) of no higher than 65% from the beginning of the third fiscal quarter of the Company’s fiscal 2012 through the end of the first fiscal quarter of the Company’s fiscal 2014, after which the ratio returns to 60%, and (4) adds an additional covenant providing that the Company’s Consolidated Lease Expense (as defined) for the fiscal quarter ended September 29, 2012 and subsequent fiscal quarters may not exceed $7.5 million for the quarter.

Copies of the Second Amendment and the Fourth Amendment are attached hereto as Exhibit 10.1 and Exhibit 10.2, respectively, and are incorporated herein by this reference. The foregoing description of the Second Amendment and the Fourth Amendment does not purport to be complete and is qualified in its entirety by reference to the exhibits.

Member Financing Arrangement

In fiscal 2010, our wholly-owned finance subsidiary, Grocers Capital Company (“GCC”), entered into a Loan and Security Agreement (the “GCC Loan Agreement”), by and among GCC, the lenders signatory thereto and California Bank & Trust, as Arranger and Administrative Agent. The GCC Loan Agreement matures on September 24, 2013, and the proceeds therefrom will be used to fund loans to our customers and for GCC’s general corporate purposes, including customary financing and operating activities. The GCC Loan Agreement provides for revolving loans and term loans. GCC had revolving loan borrowings of $15.0 million and $13.0 million, both bearing an interest rate of 4.00% (3.25% prime plus 0.75% interest rate margin), outstanding at June 30, 2012 and October 1, 2011, respectively. There were no term loan borrowings outstanding at June 30, 2012 and October 1, 2011.

REDEMPTION OF CAPITAL STOCK

Our Articles of Incorporation and Bylaws provide that the Board has the absolute discretion to repurchase, or not repurchase, any Class A, Class B or Class E Shares of any outgoing Member regardless of when the membership terminated, and any Class B Shares in excess of the Class B Share Requirement held by a current Member, whether or not the shares have been tendered for repurchase and regardless of when the shares were tendered. The Board considers the redemption of eligible Class A Shares at each board meeting. All other shares eligible for redemption are considered by the Board on an annual basis, usually in December. Class E Shares will only be redeemed upon approval of the Board or upon sale or liquidation of the Company. The Class E Shares, when redeemed, will be redeemed at their stated value of $100 per share. The following table presents our redemption of Class A and Class B Shares during the thirty-nine weeks ended June 30, 2012:

Share Class	Date of Redemption	Number of Shares Redeemed	Approximate Value of Shares Redeemed
Class A	October 10, 2011	2,800	$ 0.9 million
Class A	December 29, 2011	700	$ 0.2 million
Class B	December 27, 2011	10,658	$ 3.2 million
Class B	January 17, 2012	16	$ 5 thousand
Class B	January 30, 2012	207	$ 0.1 million
Class A	February 24, 2012	2,100	$ 0.6 million
Class B	March 08, 2012	677	$ 0.2 million
Class A	May 31, 2012	700	$ 0.2 million
Class A	June 27, 2012	2,450	$ 0.8 million

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

Our net periodic benefit cost for our combined pension and other postretirement benefits was approximately $11.8 million and $12.1 million for the thirty-nine weeks ended June 30, 2012 and July 2, 2011, respectively.

We expect to make estimated contributions to the Unified Cash Balance Plan totaling $12.9 million during fiscal 2012, which is comprised of $5.8 million for the 2012 plan year and $7.1 million for the 2011 plan year. At our discretion, we may contribute in excess of these amounts. Additional contributions, if any, will be based, in part, on future actuarial funding calculations and the performance of plan investments. We contributed $2.9 million and $5.1 million to the Unified Cash Balance Plan during the thirty-nine weeks ended June 30, 2012 for the 2012 and 2011 plan years, respectively.

During July 2012, legislation to provide pension funding relief was enacted as part of the 2012 student loan and transportation legislation titled “Moving Ahead for Progress in the 21st Century” (“MAP-21”). Funding relief is to be achieved through changes in the methodology employed to determine interest rates used to calculate required funding contributions. The funding relief applies to Employee Retirement Income Security Act (“ERISA”) single-employer plans that base pension liability calculations on interest rates determined pursuant to the Patient Protection and Affordable Care Act and is predicted to reduce 2012 contribution requirements for typical plans. We are currently assessing the impact of the legislation on the minimum contribution amounts required to fund the Unified Cash Balance Plan.

Additionally, we expect to contribute $0.7 million to the ESPP to fund projected benefit payments to participants for the 2012 plan year. We contributed $0.6 million to the ESPP during the thirty-nine weeks ended June 30, 2012 to fund benefit payments to participants for the 2012 plan year.

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

We will continue to be subject to the risk of loss of Member and Non-Member customer volume, including the potential concentration of credit risk.    Our operating results are highly dependent upon maintaining or growing our distribution volume to our customers. Our largest customer, Smart & Final, Inc., a Non-Member customer, and our ten largest Member and Non-Member customers (including Smart & Final, Inc.) constituted approximately 13% and 46%, respectively, of our total net sales for the thirty-nine week period ended June 30, 2012. A significant loss in membership or volume could adversely affect our operating results. We will continue to be subject to the risks associated with consolidation within the grocery industry. When independent retailers are acquired by large chains with self-distribution capacity, are driven from business by larger grocery chains, or become large enough to develop their own self-distribution system, we will lose distribution volume. Members may also select other wholesale providers. Reduced volume is normally injurious to profitable operations since fixed costs must be spread over a lower sales volume if the volume cannot be replaced.

In addition, we are exposed to concentrations of credit risk related primarily to trade receivables, notes receivable and lease guarantees for certain Members. Our ten customers with the largest accounts receivable balances accounted for approximately 39% and 37% of total accounts receivable at June 30, 2012 and October 1, 2011, respectively. These concentrations of credit risk may be affected by changes in economic or other conditions affecting the western United States, particularly Arizona, California, Nevada, Oregon and Washington. Management believes that receivables are well diversified, and the allowances for doubtful accounts are sufficient to absorb estimated losses. Further, obligations of Members to the Company, including lease guarantees, are generally supported by our right of offset, upon default, against the Members’ cash deposits and shareholdings, as well as personal guarantees and reimbursement and indemnification agreements. Nevertheless, we could still suffer losses as a result of our concentrated credit risk in the event of a significant adverse change in economic or other conditions.

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

We may not have adequate resources to fund our operations.    We rely primarily upon cash flow from our operations and Member investments to fund our operating activities. In the event that these sources of cash are not sufficient to meet our requirements, additional sources of cash are expected to be obtained from our credit facilities to fund our daily operating activities. Our revolving credit agreement, which expires on October 8, 2015, requires compliance with certain financial covenants, including minimum tangible net worth, fixed charge coverage ratio and total funded debt to earnings before interest, taxes, depreciation, amortization and patronage dividends (“EBITDAP”). See Note 5 of “Notes to Consolidated Financial Statements” in Part II, Item 8. “Financial Statements and Supplementary Data” of our Annual Report on Form 10-K for the year ended October 1, 2011 and “Outstanding Debt and Other Financing Arrangements” in this Quarterly Report on Form 10-Q for additional information. While we are currently in compliance with all required covenants and expect to remain in compliance, this does not guarantee we will remain in compliance in future periods.

As of June 30, 2012, we believe we have sufficient cash flow from operations and availability under the revolving credit agreement to meet our operating needs, capital spending requirements and required debt repayments through October 8, 2015. However, if access to operating cash or to the revolving credit agreement becomes restricted, we may be compelled to seek alternate sources of cash. We cannot assure that alternate sources will provide cash on terms favorable to us. Consequently, the inability to access alternate sources of cash on terms similar to our existing agreement could adversely affect our operations.

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

The credit and liquidity crisis in the United States and throughout the global financial system triggered substantial volatility in the world financial markets and banking system. As a result, the investment portfolio of the Unified Cash Balance Plan incurred a significant decline in fair value during fiscal 2008. While the values of the investment portfolios of our defined benefit pension plans increased during fiscal 2009 and 2010, they declined in fiscal 2011 and reflected improvement for the thirty-nine weeks ended June 30, 2012, as the values of the plans’ individual investments have and will fluctuate in response to changing market conditions, and the amount of gains or losses that will be recognized in subsequent periods, if any, cannot be determined.

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

The requirement that Members invest in our shares and/or make Required Deposits, and the lack of liquidity with respect to such investments and Required Deposits, may make attracting new Members difficult and may cause existing Members to withdraw from membership.    Members are required to meet specific requirements, which include ownership of our capital shares and may include required cash deposits. These investments by Members are a principal source of our capital, and for the thirty-nine weeks ended June 30, 2012, approximately 81% of our net sales were to Members. We compete with other wholesale suppliers who are not structured as cooperatives and therefore have no investment requirements for customers. Our requirements to purchase shares or maintain cash deposits may become an obstacle to retaining existing business and attracting new business. For a discussion of required Member equity investments and deposits, see Part I, Item 1. “Business – Capital Shares” and Part I, Item 1. “Business – Customer Deposits” of our Annual Report on Form 10-K for the year ended October 1, 2011.

Our Bylaws give the Board complete discretion with respect to the redemption of the shares held by terminated Members and excess shares held by Members. Our redemption policy currently provides that the number of Class B Shares that we may redeem in any fiscal year is limited to no more than 5% of the outstanding Class B Shares (after patronage dividends payable in Class B Shares). In fiscal 2012, we redeemed 11,558 Class B Shares, leaving 59,566 Class B Shares that have been tendered for redemption but not yet redeemed. See Part II, Item 8. “Financial Statements and Supplementary Data – Notes 10 and 18” of our Annual Report on Form 10-K for the year ended October 1, 2011 for recent redemption activity and the number of outstanding shares tendered for redemption but which have not yet been redeemed. Furthermore, required cash deposits are contractually subordinated and subject to the prior payment in full of our senior indebtedness. For a discussion of the limitations on the redemption of capital shares and the subordination of cash deposits, see Part I, Item 1. “Business – Capital Shares – Redemption of Class A, Class B and Class E Shares,” Part I, Item 1. “Business – Customer Deposits” and Part I, Item 1. “Business – Pledge of Shares and Guarantees” of our Annual Report on Form 10-K for the year ended October 1, 2011. These limitations on our obligation to redeem capital shares or repay the cash deposits of Members may cause Members to withdraw from membership or potential Members to not become Members.

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

We are subject to interest rate changes on certain of our notes payable under our credit agreements that may affect the fair value of the notes payable, as well as cash flow and earnings. Based on the notes payable outstanding at June 30, 2012 and the current market condition, a one percent change in the applicable interest rates would impact our annual cash flow and pretax earnings by approximately $1.1 million. See Note 2 of “Notes to Consolidated Condensed Financial Statements – Unaudited” in Part I, Item 1. “Financial Statements (Unaudited)” for additional discussion regarding the fair value of notes payable.

We are exposed to credit risk on accounts receivable through the ordinary course of business and we perform ongoing credit evaluations. Concentration of credit risk with respect to accounts receivable is limited due to the nature of our customer base (i.e., primarily Members). We currently believe our allowance for doubtful accounts is sufficient to cover customer credit risks.

The majority of our investments are held primarily by two of our insurance subsidiaries, and includes obligations of U.S. government corporations and agencies, high quality investment grade corporate bonds, U.S. government treasury securities, U.S. state and municipal securities and common equity securities. The investments held by our insurance subsidiaries, excluding the common equity securities, are generally not actively traded and are valued based upon inputs including quoted prices for identical or similar assets. Collectively, the estimated fair value or market value of these investments continued to exceed their cost during the thirty-nine weeks ended June 30, 2012.

Life insurance and mutual fund assets with values tied to the equity markets are impacted by overall market conditions. During the thirty-nine weeks ended June 30, 2012, net earnings and net comprehensive earnings experienced an increase corresponding to the increase in life insurance and mutual fund assets, respectively.

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

Changes in internal controls over financial reporting.    Our management, with the participation of our CEO and CFO, has evaluated any changes in our internal control over financial reporting that occurred during the most recent fiscal quarter. Based on that evaluation, our management concluded that no change in our internal control over financial reporting (as defined in Rule 13a-15(f) under the Securities Exchange Act of 1934) occurred during the quarter ended June 30, 2012 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

COMPANY PURCHASES OF EQUITY SECURITIES

Period	Total Number of Shares Purchased	Average Price Paid Per Share
April 1, 2012 – April 28, 2012	— Shares	$—
April 29, 2012 – May 26, 2012	— Shares	$—
May 27, 2012 – June 30, 2012	3,150 Class A Shares	$312.31

Total	3,150 Shares	$312.31

Refer to “Redemption of Capital Stock” in Part I, Item 2 of this Quarterly Report on Form 10-Q for discussion of our share redemptions.

ITEM 3.	DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4.	MINE SAFETY DISCLOSURES

Not applicable.

ITEM 5.	OTHER INFORMATION

None.

ITEM 6.	EXHIBITS

(a)	Exhibits

10.1	Second Amendment to Credit Agreement, dated as of June 19, 2012, by and among Unified Grocers, Inc., the lenders party thereto, and Wells Fargo Bank, National Association, as Administrative Agent.

10.2	Fourth Amendment to Note Purchase Agreement dated as of June 29, 2012, by and among Unified Grocers, Inc. and the Noteholders listed on the signature page thereto.

10.3*	Amendment No. 2 to the Unified Grocers, Inc. Employee Savings Plan, amended as of May 7, 2012.

31.1	Chief Executive Officer Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Chief Financial Officer Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Chief Executive Officer Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Chief Financial Officer Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS**	XBRL Instance Document.

101.SCH**	XBRL Taxonomy Extension Schema Document.

101.CAL**	XBRL Taxonomy Extension Calculation Linkbase Document.

101.DEF**	XBRL Taxonomy Extension Definition Linkbase Document.

101.LAB**	XBRL Taxonomy Extension Label Linkbase Document.

101.PRE**	XBRL Taxonomy Extension Presentation Linkbase Document.

*	Management contract or compensatory plan or arrangement.
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

Dated: August 14, 2012