Form 10-Q
period 2012-12-29
UNIFIED GROCERS, INC.
filed 2013-02-12
CIK 320431

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR	THE QUARTERLY PERIOD ENDED DECEMBER 29, 2012

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

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

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date. As of January 26, 2013, the number of shares outstanding was:

Class A: 145,600 shares; Class B: 426,302 shares; Class C: 15 shares; Class E: 251,808 shares

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS (UNAUDITED)

Unified Grocers, Inc. and Subsidiaries

Consolidated Condensed Balance Sheets – Unaudited

(dollars in thousands)

	December 29, 2012	September 29, 2012
Assets

Current assets:
Cash and cash equivalents	$14,843	$11,169
Accounts and current portion of notes receivable, net of allowances of $2,962 and $2,930 at December 29, 2012 and September 29, 2012, respectively	190,841	187,126
Inventories	222,580	247,267
Prepaid expenses and other current assets	10,803	11,023
Deferred income taxes	5,165	5,165

Total current assets	444,232	461,750
Properties and equipment, net	177,725	176,338
Investments	89,616	88,991
Notes receivable, less current portion and net of allowances of $68 and $877 at December 29, 2012 and September 29, 2012, respectively	20,506	16,693
Goodwill	38,997	38,997
Other assets, net	126,472	138,206

Total Assets	$897,548	$920,975

Liabilities and Shareholders’ Equity

Current liabilities:
Accounts payable	$204,713	$218,404
Accrued liabilities	67,000	64,285
Current portion of notes payable	4,536	3,878
Members’ deposits and estimated patronage dividends	12,428	12,109

Total current liabilities	288,677	298,676
Notes payable, less current portion	198,650	196,484
Long-term liabilities, other	235,263	263,411
Members’ and Non-Members’ deposits	7,385	7,475
Commitments and contingencies

Shareholders’ equity:
Class A Shares: 500,000 shares authorized, 145,950 and 149,450 shares outstanding at December 29, 2012 and September 29, 2012, respectively	27,237	27,922
Class B Shares: 2,000,000 shares authorized, 425,731 and 434,598 shares outstanding at December 29, 2012 and September 29, 2012, respectively	76,967	78,411
Class E Shares: 2,000,000 shares authorized, 251,808 shares outstanding at both December 29, 2012 and September 29, 2012	25,181	25,181
Retained earnings – allocated	75,609	77,365
Retained earnings – non-allocated	6,864	6,864

Total retained earnings	82,473	84,229
Receivable from sale of Class A Shares to Members	(538)	(661)
Accumulated other comprehensive loss	(43,747)	(60,153)

Total shareholders’ equity	167,573	154,929

Total Liabilities and Shareholders’ Equity	$897,548	$920,975

The accompanying notes are an integral part of these statements.

Unified Grocers, Inc. and Subsidiaries

Consolidated Condensed Statements of (Loss) Earnings – Unaudited

(dollars in thousands)

	Thirteen Weeks Ended
	December 29, 2012	December 31, 2011
Net sales	$953,414	$991,123
Cost of sales	877,183	907,159
Distribution, selling and administrative expenses	71,344	73,055

Operating income	4,887	10,909
Interest expense	(3,191)	(3,074)

Earnings before estimated patronage dividends and income taxes	1,696	7,835
Estimated patronage dividends	(2,536)	(1,677)

(Loss) earnings before income taxes	(840)	6,158
Income taxes	753	(2,033)

Net (loss) earnings	$(87)	$4,125

The accompanying notes are an integral part of these statements.

Unified Grocers, Inc. and Subsidiaries

Consolidated Condensed Statements of Comprehensive Earnings – Unaudited

(dollars in thousands)

	Thirteen Weeks Ended
	December 29, 2012	December 31, 2011
Net (loss) earnings	$(87)	$4,125
Other comprehensive earnings, net of income taxes:
Unrealized net holding (loss) gain on investments, net of income tax (benefit) expense of $(568) and $331 for the thirteen weeks ended December 29, 2012 and December 31, 2011, respectively	(1,060)	612
Defined benefit pension plans and other postretirement benefit plans: Unrecognized prior service credits arising during the period, and accelerated recognition of existing unrecognized prior service credit and unrecognized gains and losses, as a result of curtailment, net of income tax expense of $9,538 for the thirteen weeks ended December 29, 2012	17,466	—

Comprehensive earnings	$16,319	$4,737

The accompanying notes are an integral part of these statements.

Unified Grocers, Inc. and Subsidiaries

Consolidated Condensed Statements of Cash Flows – Unaudited

(dollars in thousands)

	Thirteen Weeks Ended
	December 29, 2012	December 31, 2011
Cash flows from operating activities:
Net (loss) earnings	$(87)	$4,125
Adjustments to reconcile net (loss) earnings to net cash provided by operating activities:
Depreciation and amortization	6,303	6,303
Provision for doubtful accounts	133	229
(Gain) loss on sale of properties and equipment	(3)	2
Gain on curtailment of other postretirement benefit plans	(2,685)	—
Pension contributions	(997)	(2,564)
(Increase) decrease in assets:
Accounts receivable	(5,293)	(4,570)
Inventories	24,687	23,517
Prepaid expenses and other current assets	220	391
Increase (decrease) in liabilities:
Accounts payable	(13,869)	(29,128)
Accrued liabilities	2,715	703
Long-term liabilities, other	2,613	4,653

Net cash provided by operating activities	13,737	3,661

Cash flows from investing activities:
Purchases of properties and equipment	(5,080)	(1,909)
Purchases of securities and other investments	(3,376)	(6,329)
Proceeds from maturities or sales of securities and other investments	2,203	5,431
Origination of notes receivable	(3,300)	(1,700)
Collection of notes receivable	932	914
Proceeds from sales of properties and equipment	9	9
Increase in other assets	(622)	(3,398)

Net cash utilized by investing activities	(9,234)	(6,982)

Cash flows from financing activities:
Net borrowings under secured revolving credit agreements	700	12,100
Borrowings under notes payable	3,183	—
Repayments of notes payable	(1,059)	(914)
Payment of deferred financing fees	(207)	—
Increase (decrease) in Members’ deposits and estimated patronage dividends	319	(732)
(Decrease) increase in Members’ and Non-Members’ deposits	(90)	2,820
Decrease in receivable from sale of Class A Shares to Members, net	123	86
Repurchase of shares from Members	(3,798)	(4,263)
Issuance of shares to Members	—	219

Net cash (utilized) provided by financing activities	(829)	9,316

Net increase in cash and cash equivalents	3,674	5,995
Cash and cash equivalents at beginning of period	11,169	5,117

Cash and cash equivalents at end of period	$14,843	$11,112

Supplemental disclosure of cash flow information:
Cash paid during the period for:
Interest	$3,094	$2,841
Income taxes	$1	$40

The accompanying notes are an integral part of these statements.

Unified Grocers, Inc. and Subsidiaries

NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS – UNAUDITED

1.     BASIS OF PRESENTATION

The consolidated condensed financial statements include the accounts of Unified Grocers, Inc. and all its subsidiaries (the “Company” or “Unified”). Inter-company transactions and accounts with subsidiaries have been eliminated. The interim financial statements included herein have been prepared by the Company without audit, pursuant to the rules and regulations promulgated by the Securities and Exchange Commission (the “SEC”). Certain information and note disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”) have been omitted pursuant to SEC rules and regulations; nevertheless, management believes that the disclosures are adequate to make the information presented not misleading. These consolidated condensed financial statements should be read in conjunction with the audited financial statements and notes thereto included in the Company’s latest Annual Report on Form 10-K for the year ended September 29, 2012 filed with the SEC. The results of operations for the interim periods are not necessarily indicative of the results for the full year.

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

The Company’s banking arrangements allow the Company to fund outstanding checks when presented for payment to the financial institutions utilized by the Company for disbursements. This cash management practice frequently results in total issued checks exceeding the available cash balance at a single financial institution. The Company’s policy is to record its cash disbursement accounts with a cash book overdraft in accounts payable. At December 29, 2012 and September 29, 2012, the Company had book overdrafts of $73.8 million and $69.4 million, respectively, classified in accounts payable and included in cash provided by operating activities.

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

Concentration of credit risk.    The Company’s largest customer, Smart & Final, Inc., a Non-Member customer, and the ten largest Member and Non-Member customers (including Smart & Final, Inc.) constituted approximately 15% and 48%, respectively, of total net sales for the thirteen week period ended December 29, 2012, and approximately 12% and 45%, respectively, of total net sales for the thirteen week period ended December 31, 2011. The Company’s ten customers with the largest accounts receivable balances accounted for approximately 38% and 39% of total accounts receivable at December 29, 2012 and September 29, 2012, respectively. Management believes that receivables are well diversified, and the allowances for doubtful accounts are sufficient to absorb estimated losses.

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

The following table represents the Company’s financial instruments recorded at fair value and the hierarchy of those assets as of December 29, 2012:

(dollars in thousands)
	Level 1	Level 2	Level 3	Total
Money market funds	$1,608	$—	$—	$1,608
Common equity securities	9,164	—	—	9,164
Mutual funds	13,858	—	—	13,858
Corporate securities	—	29,121	—	29,121
Government securities	9,556	28,258	—	37,814
Municipal securities	—	267	—	267

Total	$34,186	$57,646	$—	$91,832

The following table represents the Company’s financial instruments recorded at fair value and the hierarchy of those assets as of September 29, 2012:

(dollars in thousands)
	Level 1	Level 2	Level 3	Total
Money market funds	$2,162	$—	$—	$2,162
Common equity securities	9,148	—	—	9,148
Mutual funds	13,908	—	—	13,908
Corporate securities	—	26,371	—	26,371
Government securities	9,617	30,347	—	39,964
Municipal securities	—	258	—	258

Total	$34,835	$56,976	$—	$91,811

Money market funds are valued based on quoted prices in active markets (Level 1 inputs) and are included in cash and cash equivalents in the Company’s consolidated condensed balance sheets. Common equity securities and mutual funds are valued based on information received from a third party. These assets are valued based on quoted prices in active markets (Level 1 inputs). As of December 29, 2012, $9.2 million of common equity securities are included in investments and $13.9 million of mutual funds are included in other assets in the Company’s consolidated condensed balance sheets. Corporate securities, consisting of high quality investment grade corporate bonds, and government and municipal securities, consisting of obligations of U.S. government corporations and agencies, U.S. government treasury securities and U.S. state and municipal bonds, are held by two of the Company’s insurance subsidiaries to fund loss reserves. These assets are valued by the Company based on information received from a third party pricing service. For assets traded in active markets, the assets are valued at quoted bond market prices (Level 1 inputs). For assets traded in inactive markets, the service’s pricing methodology uses observable inputs (such as bid/ask quotes) for identical or similar assets. Assets considered to be similar will have similar characteristics, such as: duration, volatility, prepayment speed, interest rates, yield curves, and/or risk profile and other market corroborated inputs (Level 2 inputs). The Company determines the classification of financial asset groups within the fair value hierarchy based on the lowest level of input into each group’s asset valuation. The financial instruments included in the preceding table, other than money market funds and mutual funds discussed above, are included in investments in the Company’s consolidated condensed balance sheets at December 29, 2012.

The Company did not have any transfers into and out of Levels 1 and 2 during the thirteen week period ended December 29, 2012.

Notes payable.    The fair values of borrowings under the Company’s revolving credit facilities are estimated to approximate their carrying amounts due to the short maturities of those obligations. The fair values for other notes payable are based primarily on rates currently available to the Company for debt with similar terms and remaining maturities.

The fair value of notes payable, excluding capital leases, was $205.2 million and $203.2 million compared to their carrying value of $203.2 million and $200.3 million at December 29, 2012 and September 29, 2012, respectively.

The methods and assumptions used to estimate the fair values of the Company’s financial instruments at December 29, 2012 and September 29, 2012 were based on estimates of market conditions, estimates using present value and risks existing at that time (Level 3 inputs). These values represent an approximation of possible value and may never actually be realized.

3. INVESTMENTS

The amortized cost and fair value of investments are as follows:

(dollars in thousands)
December 29, 2012	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Available for sale securities:
Fixed maturity securities:
U.S. Treasury securities and obligations of U.S. government corporations and agencies	$37,051	$798	$(35)	$37,814
Municipal securities	245	22	—	267
Corporate securities	28,381	755	(15)	29,121

Total fixed maturity securities	65,677	1,575	(50)	67,202
Equity securities	9,541	125	(502)	9,164

Total available for sale securities	$75,218	$1,700	$(552)	76,366

Common stock, at cost				13,250

Total investments				$89,616

(dollars in thousands)
September 29, 2012	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Available for sale securities:
Fixed maturity securities:
U.S. Treasury securities and obligations of U.S. government corporations and agencies	$39,014	$958	$(8)	$39,964
Municipal securities	245	13	—	258
Corporate securities	25,617	761	(7)	26,371

Total fixed maturity securities	64,876	1,732	(15)	66,593
Equity securities	9,251	273	(376)	9,148

Total available for sale securities	$74,127	$2,005	$(391)	75,741

Common stock, at cost				13,250

Total investments				$88,991

During the interim period ended December 29, 2012 and the fiscal year ended September 29, 2012, the Company did not hold any trading or held-to-maturity securities.

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

Unrealized losses on the Company’s investments in fixed maturity securities were caused by interest rate increases rather than credit quality. Unrealized losses on the Company’s investments in equity securities were caused by market conditions deemed temporary by the Company. Because the Company’s insurance subsidiaries do not intend to sell, nor do they have or anticipate having a regulatory requirement to sell, these investments until recovery of fair value, which may be upon maturity, the Company does not consider these investments to be other-than-temporarily impaired at December 29, 2012.

The table below illustrates the length of time available for sale fixed maturity securities and equity securities, not deemed to be other-than-temporarily impaired, have been in a continuous unrealized loss position at December 29, 2012:

(dollars in thousands)	Less than 12 Months		12 Months or Greater		Total
Description of Securities	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
U.S. Treasury securities and obligations of U.S. government corporations and agencies	$6,007	$35	$—	$—	$6,007	$35
Corporate debt securities	2,310	15	—	—	2,310	15
Equity securities	3,314	154	1,581	348	4,895	502

Total investments	$11,631	$204	$1,581	$348	$13,212	$552

The table below illustrates the length of time available for sale fixed maturity securities and equity securities, not deemed to be other-than-temporarily impaired, have been in a continuous unrealized loss position at September 29, 2012:

(dollars in thousands)	Less than 12 Months		12 Months or Greater		Total
Description of Securities	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
U.S. Treasury securities and obligations of U.S. government corporations and agencies	$2,643	$8	$—	$—	$2,643	$8
Corporate debt securities	677	7	—	—	677	7
Equity securities	3,164	54	1,607	322	4,771	376

Total investments	$6,484	$69	$1,607	$322	$8,091	$391

Available for sale fixed maturity securities are due as follows:

(dollars in thousands)
December 29, 2012	Amortized Cost	Fair Value
Due in one year or less	$2,586	$2,601
Due after one year through five years	29,268	29,966
Due after five years through ten years	15,864	16,319
Due after ten years	17,959	18,316

	$65,677	$67,202

Expected maturities will differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties. Corporate mortgage-backed securities are shown as being due at their average expected maturity dates.

Amounts reported as “due in one year or less” are included in long-term investments, as the Company’s insurance subsidiaries are required to maintain investments in support of regulatory deposit requirements. Hence, investments with maturities less than one year maintained in support of this long-term commitment are generally sold to repurchase investments with longer maturities. As these investments continue to support a long-term commitment obligation related to insurance reserves, the Company classifies such amounts as long-term. At December 29, 2012 and September 29, 2012, the long-term portion of the related insurance reserves of $34.8 million and $36.1 million, respectively, are included in long-term liabilities, other in the Company’s consolidated condensed balance sheets.

Investments carried at fair values of $45.5 million and $45.6 million at December 29, 2012 and September 29, 2012 (which include $0.5 million and $0.3 million recorded in cash and cash equivalents), respectively, are maintained in support of regulatory deposit requirements ($40.9 million in direct deposit of securities at both December 29, 2012 and September 29, 2012) in compliance with statutory regulations. Investments with fair values of $7.2 million and $7.3 million at December 29, 2012 and September 29, 2012, respectively (which include $0.1 million recorded in cash and cash equivalents) are on deposit with regulatory authorities in compliance with statutory regulations. Investments with fair values of $0.9 million at both December 29, 2012 and September 29, 2012 (which include zero recorded in cash and cash equivalents) are on deposit in compliance with collateral requirements on reinsurance arrangements.

Net investment income, which is included in net sales, is summarized as follows:

(dollars in thousands)
	Thirteen Weeks Ended
	December 29, 2012	December 31, 2011
Fixed maturity securities	$334	$583
Equity securities	290	399
Cash and cash equivalents	—	—

	624	982
Less: investment expenses	(67)	(75)

	$557	$907

Equity investments held by the Company that do not have readily determinable fair values are accounted for using the cost or equity methods of accounting. The Company evaluated its equity investments for impairment as of December 29, 2012, and the Company did not consider any of these equity investments to be impaired.

The Company held investments in Western Family Holding Company (“Western Family”) common stock of $9.2 million at both December 29, 2012 and September 29, 2012. Western Family is a private cooperative located in Oregon from which the Company purchases food and general merchandise products. The investment represents approximately an 18% ownership interest at both December 29, 2012 and September 29, 2012. The Company’s ownership percentage in Western Family is based, in part, on the volume of purchases transacted with Western Family. The investment is accounted for using the equity method of accounting.

The Company’s wholly-owned finance subsidiary, Grocers Capital Company (“GCC”), has an investment in National Consumer Cooperative Bank (“NCB”), which operates as a cooperative and therefore its participants are required to own its Class B common stock. The investment in the Class B common stock of NCB, accounted for using the cost method of accounting, aggregated $4.1 million at both December 29, 2012 and September 29, 2012. The Company did not recognize dividend income from NCB in the interim period ended December 29, 2012 or the fiscal year ended September 29, 2012.

4.     SEGMENT INFORMATION

Unified is a retailer-owned, grocery wholesale cooperative serving supermarket, specialty and convenience store operators located primarily in the western United States and the Pacific Rim. The Company’s customers range in size from single store operators to regional supermarket chains. The Company sells a wide variety of products typically found in supermarkets. The Company’s customers include its owners (“Members”) and non-owners (“Non-Members”). The Company sells products through Unified or through its specialty food subsidiary and international sales subsidiary. The Company reports all product sales in its Wholesale Distribution segment. The Company also provides support services, including insurance and financing, to its customers through the Wholesale Distribution segment and through separate subsidiaries. Insurance activities are reported in Unified’s Insurance segment while finance activities are grouped within Unified’s All Other business activities. The availability of specific products and services may vary by geographic region.

Management identifies segments based on the information monitored by the Company’s chief operating decision makers to manage the business and, accordingly, has identified the following two reportable segments:

•

The Wholesale Distribution segment includes the results of operations from the sale of groceries and general merchandise products to both Members and Non-Members, including a broad range of branded and corporate brand products in nearly all the categories found in a typical supermarket, including dry grocery, frozen food, deli, meat, dairy, eggs, produce, bakery, ethnic, gourmet, specialty foods, natural and organic, general merchandise and health and beauty care products. Support services (other than insurance and financing), including merchandising, retail pricing, advertising, promotional planning, retail technology, equipment purchasing and real estate services, are reported in the Wholesale Distribution segment. As of, and for the thirteen weeks ended, December 29, 2012, the Wholesale Distribution segment collectively represented approximately 84% of the Company’s total assets, and 99% of total net sales.

Non-perishable products consist primarily of dry grocery, frozen food, deli, ethnic, gourmet, specialty foods, natural and organic, general merchandise and health and beauty care products. They also include (1) retail support services and (2) products and shipping services provided to Non-Member customers through Unified International, Inc. Perishable products consist primarily of service deli, service bakery, meat, eggs, produce, bakery and dairy products. Net sales within the Wholesale Distribution segment include $651.7 million and $684.5 million, or 68.7% and 69.4% of total Wholesale Distribution segment net sales, for the thirteen weeks ended December 29, 2012 and December 31, 2011, respectively, attributable to sales of non-perishable products, and $296.7 million and $302.5 million, or 31.3% and 30.6% of total Wholesale Distribution segment net sales, for the thirteen weeks ended December 29, 2012 and December 31, 2011, respectively, attributable to sales of perishable products. Wholesale Distribution segment net sales also include revenues attributable to the Company’s retail support services, which comprised less than 1% of total Wholesale Distribution segment net sales, for each of the foregoing respective periods.

•

The Insurance segment includes the results of operations for the Company’s three insurance subsidiaries (Unified Grocers Insurance Services, Springfield Insurance Company and Springfield Insurance Company, Limited). These subsidiaries provide insurance and insurance-related products, including workers’ compensation and liability insurance policies, to both the Company and its customers. Unified Grocers Insurance Services is an insurance agency that places business with insurance carriers, both non-affiliated and Springfield Insurance Company. Springfield Insurance Company, Limited is a captive re-insurer for Springfield Insurance Company. Unified Grocers Insurance Services is a licensed insurance agency in Alaska, Arizona, California, Idaho, New Mexico, Nevada, Oregon, Texas, Washington and Utah. Springfield Insurance Company is a licensed insurance carrier in Arizona, California, Colorado, Idaho, Montana, New Mexico, Nevada, Oregon, Texas, Washington, Wyoming and Utah. Springfield Insurance Company, Limited is a licensed insurance carrier in the Commonwealth of Bermuda. As of, and for the thirteen weeks ended, December 29, 2012, the Company’s Insurance segment collectively accounted for approximately 13% of the Company’s total assets, and 1% of total net sales.

The All Other category includes the results of operations for the Company’s other support businesses, including its finance subsidiary, whose services are provided to a common customer base, none of which individually meets the quantitative thresholds of a reportable segment. As of, and for the thirteen weeks ended, December 29, 2012, the All Other category collectively accounted for approximately 3% of the Company’s total assets, and less than 1% of total net sales.

Information about the Company’s operating segments is summarized below.

(dollars in thousands)
	Thirteen Weeks Ended
	December 29, 2012	December 31, 2011
Net sales
Wholesale distribution	$948,436	$986,961
Insurance	7,613	7,054
All other	363	345
Inter-segment eliminations	(2,998)	(3,237)

Total net sales	$953,414	$991,123

Operating income (loss)
Wholesale distribution	$5,688	$10,156
Insurance	(922)	638
All other	121	115

Total operating income	4,887	10,909

Interest expense	(3,191)	(3,074)
Estimated patronage dividends	(2,536)	(1,677)
Income taxes	753	(2,033)

Net (loss) earnings	$(87)	$4,125

Depreciation and amortization
Wholesale distribution	$6,177	$6,205
Insurance	112	84
All other	14	14

Total depreciation and amortization	$6,303	$6,303

Capital expenditures
Wholesale distribution	$4,998	$1,904
Insurance	82	5
All other	—	—

Total capital expenditures	$5,080	$1,909

Identifiable assets at December 29, 2012 and December 31, 2011
Wholesale distribution	$755,161	$772,519
Insurance	115,026	113,687
All other	27,361	25,983

Total identifiable assets	$897,548	$912,189

5.     SHAREHOLDERS’ EQUITY

During the thirteen week period ended December 29, 2012, the Company redeemed 3,500 Class A Shares with a redemption value of $1.1 million. The Company also redeemed 8,867 Class B Shares with a redemption value of $2.7 million during the thirteen week period ended December 29, 2012.

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

The Company also sponsors an Executive Salary Protection Plan (“ESPP”) for the executive officers of the Company that provides supplemental post-termination retirement income based on each participant’s salary and years of service as an officer of the Company. Funds are held in a rabbi trust for the ESPP consisting primarily of life insurance policies reported at cash surrender value and mutual fund assets consisting of various publicly-traded mutual funds reported at estimated fair value based on quoted market prices. In accordance with ASC Topic 710, “Compensation – General,” the assets and liabilities of a rabbi trust must be accounted for as if they are assets and liabilities of the Company. In addition, all earnings and expenses of the rabbi trust are reported in the Company’s consolidated condensed statement of (loss) earnings. The cash surrender value of such life insurance policies aggregated to $16.8 million at both December 29, 2012 and September 29, 2012, and are included in other assets in the Company’s consolidated condensed balance sheets. Mutual funds reported at their estimated fair value of $13.9 million at both December 29, 2012 and September 29, 2012 are included in other assets in the Company’s consolidated condensed balance sheets. The related accrued benefit cost (representing the Company’s benefit obligation to participants) of $42.5 million and $46.0 million at December 29, 2012 and September 29, 2012, respectively, is recorded in long-term liabilities, other in the Company’s consolidated condensed balance sheets. The assets held in the rabbi trust are not available for general corporate purposes. The rabbi trust is subject to creditor claims in the event of insolvency. The trust assets are excluded from ESPP plan assets as they do not qualify as plan assets under ASC Topic 715, “Compensation – Retirement Benefits.”

The Company sponsors other postretirement benefit plans that provide certain medical coverage to retired non-union employees and provide unused sick leave benefits for certain eligible non-union and union employees. Those plans are not funded.

In December 2012, the Company amended several of its employee benefit plans. The Company amended the Unified Grocers, Inc. Executive Insurance Plan and the Unified Grocers, Inc. Officer Retiree Medical Plan to close the plans to new entrants as of September 30, 2012. Accordingly, no employee that is either hired or becomes an officer on or after such date can become a participant or recommence participation in either plan. The Company also amended the ESPP for executive officers to close the eligibility provisions of the ESPP to new entrants as of September 30, 2012 (the “Freeze Date”); accordingly, no employee that is either hired or becomes an officer on or after the Freeze Date can become a participant or recommence participation in the ESPP. Additionally, benefit accruals under the ESPP were frozen for officers who have already attained a 65% gross benefit accrual (generally attained after fifteen (15) or more years of service under the ESPP) as of September 30, 2012; accordingly, no such officers will accrue further gross benefits under the ESPP after the Freeze Date. For officers participating in the ESPP as of the Freeze Date who had less than a 65% gross benefit accrual, such officers will continue to accrue gross benefits under the ESPP until they reach a 65% gross benefit accrual. Lastly, in connection with freezing the benefit accrual under the ESPP, a participant’s gross accrued benefit will not consider any compensation earned by the participant after the Freeze Date, which effectively freezes the final pay and final average pay formulas under the plan at the September 30, 2012 levels.

In December 2012, the Company also amended the Unified Grocers, Inc. Retiree Medical Plan (the “RMP”) to modify the eligibility requirements for the RMP. Effective as of the end of the first quarter of fiscal 2013, only employees of the Company who have reached 49 years of age with at least 15 years of continuous service with Unified as of the end of the first quarter of fiscal 2013 will remain eligible to participate in the RMP. To receive benefits under the RMP, those employees who remain eligible must remain in continuous service with Unified through their retirement following the attainment of at least 55 years of age.

As a result of the foregoing benefit plan amendments, the Company remeasured the projected pension and accumulated postretirement benefit obligations associated with the respective plans as of the end of the first quarter of fiscal 2013. Such remeasurement resulted in a $29.7 million reduction in the Company’s long-term liabilities associated with the foregoing plans. These reductions were offset by an increase in other comprehensive earnings of $17.5 million (net of income tax of $9.5 million) and the recognition of a one-time curtailment gain of $2.7 million, related to the RMP, which is recorded in addition to the net periodic postretirement benefit cost in the Company’s accompanying Consolidated Condensed Statements of (Loss) Earnings.

The components of net periodic cost for pension and other postretirement benefits for the respective thirteen weeks ended December 29, 2012 and December 31, 2011 consist of the following:

(dollars in thousands)
	Pension Benefits		Other Postretirement Benefits
	Thirteen Weeks Ended		Thirteen Weeks Ended
	December 29, 2012	December 31, 2011	December 29, 2012	December 31, 2011
Service cost	$2,173	$1,942	$386	$381
Interest cost	2,968	3,161	614	630
Expected return on plan assets	(3,661)	(3,168)	—	—
Amortization of prior service cost (credit)	3	3	(247)	(247)
Recognized actuarial loss (gain)	1,998	1,303	326	(77)
One-time curtailment gain	—	—	(2,686)	—

Net periodic benefit cost (income)	$3,481	$3,241	$(1,607)	$687

The Company’s funding policy is to make contributions to the Unified Cash Balance Plan in amounts that are at least sufficient to meet the minimum funding requirements of applicable laws and regulations, but no more than amounts deductible for federal income tax purposes. The Company expects to make estimated minimum contributions to the Unified Cash Balance Plan totaling $7.4 million during fiscal 2013, which is comprised of $3.6 million for the 2013 plan year and $3.8 million for the 2012 plan year. At its discretion, the Company may contribute in excess of these amounts. Additional contributions, if any, will be based, in part, on future actuarial funding calculations and the performance of plan investments. The Company contributed zero and $1.0 million to the Unified Cash Balance Plan during the thirteen weeks ended December 29, 2012 for the 2013 and 2012 plan years, respectively.

Additionally, the Company expects to contribute $0.7 million to the ESPP to fund projected benefit payments to participants for the 2013 plan year. The Company contributed $0.2 million to the ESPP during the thirteen weeks ended December 29, 2012 to fund benefit payments to participants for the 2013 plan year.

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

During the course of its business, the Company enters into individually negotiated supply agreements with its Members. These agreements typically require the Member to purchase certain agreed amounts of its merchandise requirements from the Company and obligate the Company to supply such merchandise under agreed terms and conditions relating to such matters as pricing and delivery.

In October 2012, the Company assumed a lease and sublease wherein Metropolitan Markets, LLC, a Member affiliated with Terry R. Halverson, a director of the Company, became a subtenant of the Company. The sublease agreement provides for payments of $27,000 per month and will expire in the Company’s fiscal year 2016. Also, in October 2012, the Company loaned $0.3 million with interest of 3% per annum to this Member, pursuant to a six-month note. At December 29, 2012, the outstanding loan balance was $0.2 million. Mr. Halverson will not be standing for re-election at the Company’s 2013 annual shareholders’ meeting to be held in February 2013.

On October 16, 2012, one of the Company’s directors, Michael A. Provenzano, Jr., resigned from the Company’s Board of Directors effective immediately.

As of the date of this report, other than noted above, there have been no material changes to the related party transactions disclosed in Note 17 to “Notes to Consolidated Financial Statements” in Part II, Item 8. “Financial Statements and Supplementary Data” of the Company’s Annual Report on Form 10-K for the year ended September 29, 2012.

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

The Company adopted ASU No. 2011-05 commencing in the first quarter of fiscal 2013. Other than presentation, the adoption of the required portion of ASU No. 2011-05 did not have an impact on the consolidated condensed financial statements.

In October 2010, the FASB issued ASU No. 2010-26, “Financial Services—Insurance (Topic 944): Accounting for Costs Associated with Acquiring or Renewing Insurance Contracts (a consensus of the FASB Emerging Issues Task Force)” (“ASU No. 2010-26”). ASU No. 2010-26 addresses the diversity in practice regarding the interpretation of which costs relating to the acquisition of new or renewal insurance contracts qualify for deferral. ASU No. 2010-26 is effective for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2011. The amendments in ASU No. 2010-26 are to be applied prospectively upon adoption. Retrospective application to all prior periods presented upon the date of adoption also is permitted, but not required. Accordingly, the Company adopted ASU No. 2010-26 commencing in the first quarter of fiscal 2013. The adoption of ASU No. 2010-26 did not have a significant impact on the Company’s consolidated condensed financial statements.

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

We sell a wide variety of products typically found in supermarkets, including dry grocery, frozen food, deli, ethnic, gourmet, specialty foods, natural and organic, general merchandise, health and beauty care, service deli, service bakery, meat, eggs, produce, bakery and dairy products. We also provide insurance and financing services to our customers, as well as various support services, including merchandising, retail pricing, advertising, promotional planning, retail technology, equipment purchasing and real estate services. Our Wholesale Distribution segment represents approximately 99% of our total net sales. Insurance activities account for approximately 1% of total net sales. The availability of specific products and services may vary by geographic region. We have three separate geographical and marketing regions: Southern California, Northern California and the Pacific Northwest.

Our customers include our owners (“Members”) and non-owners (“Non-Members”). We do business primarily with those customers that have been accepted as Members. Our Members operate supermarket companies that range in size from single store operators to regional supermarket chains. Members are required to meet specific requirements, which include ownership of our capital shares and may include required cash deposits. Customers who purchase less than $1 million annually from us would not generally be considered for membership, while customers who purchase over $3 million annually are typically required to become Members. See Part I, Item 1. “Business – Member Requirements,” Part I, Item 1. “Business – Capital Shares” and Part I, Item 1. “Business – Customer Deposits” of our Annual Report on Form 10-K for the year ended September 29, 2012 for additional information. Additionally, see “DESCRIPTION OF DEPOSIT ACCOUNTS” in our Post-Effective Amendment No. 1 to Registration Statement on Form S-1 filed on February 7, 2013, with respect to our offering of Partially Subordinated Patrons’ Deposit Accounts for further information. The membership requirements, including purchase and capitalization requirements, may be modified at any time at the discretion of our Board of Directors (the “Board”).

We distribute the earnings from patronage activities conducted by us, excluding our subsidiaries, with our Members (“Patronage Business”) in the form of patronage dividends. The Board approves the payment of patronage dividends and the form of such payment for our three patronage earnings divisions: the Cooperative Division, the Southern California Dairy Division and the Pacific Northwest Dairy Division. See Part I, Item 1. “Business – Company Structure and Organization – Wholesale Business – Wholesale Distribution” of our Annual Report on Form 10-K for the year ended September 29, 2012 for additional discussion. An entity that does not meet Member purchase requirements may conduct business with us as a Non-Member customer. We may also grant an entity that meets our Member purchase requirements the ability to conduct business with us as a Non-Member customer. We retain the earnings from our subsidiaries and from business conducted with Non-Members (collectively, “Non-Patronage Business”).

Facilities and Transportation

We operate various warehouse and office facilities that are located in Commerce, Los Angeles, Santa Fe Springs and Stockton, California, Milwaukie, Oregon and Seattle, Washington. We also operate a bakery manufacturing facility and a milk, water and juice processing plant in Los Angeles, which primarily serve the Southern California region.

During the first quarter of fiscal 2013, we completed the closure of our Fresno dry warehouse facility and consolidated the distribution of general merchandise and health and beauty care products into our facilities in Southern and Northern California.

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

One of our sales initiatives is to continue our development of programs and services designed with consumers in mind. The retail store is becoming a more important source of information for consumers about the products that are available to them. To provide this information, we offer our customers tools to educate consumers about the products we offer through a variety of methods including social media, websites and mobile devices as well as in-store displays. We also promote value and savings through event marketing and everyday low price campaigns.

Economic Factors

Economic factors such as low consumer confidence and high unemployment continue to persist in most of our operating markets. Severe to extreme drought conditions currently prevailing in approximately one-third of the U.S. are expected to result in higher prices on certain food products; however, the timing and degree of any such impact is uncertain at this time. Consumers continue to be highly price sensitive and seek lower-cost alternatives in their grocery purchases, continuing to put pressure on profit margins in an industry already characterized by low profit margins. Job losses have also caused greater demographic shifts that have changed the composition of consumers and their related product focus in a given marketplace. These challenging economic conditions have contributed to continued low levels of consumer spending and a shift in consumer buying patterns, including increased purchases from grocery discounters and other non-traditional format stores for grocery products.

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

Our insurance subsidiaries invest a significant portion of premiums received in fixed maturity securities and equity securities to fund loss reserves. As a result, our operating performance may be impacted by the performance of these investments. The majority of our investments (approximately 85% at December 29, 2012) are held by two of our insurance subsidiaries, and include obligations of U.S. government corporations and agencies, high quality investment grade corporate bonds, U.S. government treasury securities, U.S. state and municipal securities and common equity securities. The investments held by our insurance subsidiaries, excluding the common equity securities, are generally not actively traded and are valued based upon inputs including quoted prices for identical or similar assets. Collectively, the estimated fair value or market value of these investments continued to exceed their cost during the thirteen weeks ended December 29, 2012. Approximately 10% of our investments are held by our Wholesale Distribution segment, which consists primarily of Western Family Holding Company (“Western Family”) common stock. Western Family is a private cooperative located in Oregon from which we purchase food and general merchandise products. Approximately 5% of our investments are held by our other support businesses and consist of an investment by our wholly-owned finance subsidiary in National Consumer Cooperative Bank (“NCB”). NCB operates as a cooperative and therefore its participants are required to own its Class B common stock.

We invest in life insurance policies (reported at cash surrender value) and various publicly-traded mutual funds (reported at estimated fair value based on quoted market prices) to fund obligations pursuant to our Executive Salary Protection Plan and deferred compensation plan (see Note 7 of “Notes to Consolidated Condensed Financial Statements – Unaudited” in Part I, Item 1. “Financial Statements (Unaudited)” of this Quarterly Report on Form 10-Q for additional discussion). Life insurance and mutual fund assets with values tied to the equity markets are impacted by overall market conditions. During the thirteen weeks ended December 29, 2012, net earnings and net comprehensive earnings experienced an increase corresponding to the increase in life insurance and mutual fund assets, respectively.

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

	Thirteen Weeks Ended		% Change
Fiscal Period Ended	December 29, 2012	December 31, 2011	Thirteen Weeks
Net sales	100.0%	100.0%	(3.8)%
Cost of sales	92.0	91.5	(3.3)
Distribution, selling and administrative expenses	7.5	7.4	(2.3)
Operating income	0.5	1.1	(55.2)
Interest expense	(0.3)	(0.3)	3.8
Estimated patronage dividends	(0.3)	(0.2)	51.2
Income taxes	0.1	(0.2)	(137.0)
Net (loss) earnings	—%	0.4%	(102.1)%

THIRTEEN WEEK PERIOD ENDED DECEMBER 29, 2012 (“2013 PERIOD”) COMPARED TO THE THIRTEEN WEEK PERIOD ENDED DECEMBER 31, 2011 (“2012 PERIOD”)

Overview of the 2013 Period. We experienced an overall net sales decrease of $37.7 million, or 3.8%, to $953.4 million for the 2013 Period as compared to $991.1 million for the 2012 Period. Our net sales for the Wholesale Distribution segment decreased $38.5 million, or 3.9%, for the comparable 2013 and 2012 Periods. We increased sales due to the addition of new customers; however, those sales improvements did not fully offset reduced sales to continuing customers and the loss of sales due to lost customers and store closures. Net sales in our Insurance segment increased $0.8 million for the comparable thirteen week periods.

Our consolidated operating income decreased $6.0 million to $4.9 million in the 2013 Period compared to $10.9 million in the 2012 Period.

The overall decrease in operating income is summarized in our operating segments and other business activities as follows:

•

Wholesale Distribution Segment:    The Wholesale Distribution segment’s operating income decreased $4.5 million to $5.7 million in the 2013 Period compared to $10.2 million in the 2012 Period. This decrease in earnings was primarily due to a change in sales mix towards lower margin products, decreased inventory holding gains, lower net sales, transition costs incurred during the consolidation of our Fresno dry warehouse facility into our facilities in Southern and Northern California and an increase in our insurance expense, partially offset by an employee postretirement benefit plan curtailment gain recorded in distribution, selling and administrative expenses.

•

Insurance Segment:    Operating income decreased $1.5 million in our Insurance segment to a loss of $0.9 million in the 2013 Period compared to earnings of $0.6 million in the 2012 Period. This decrease was primarily due to an increase in workers compensation reserves for claims exposure related to previous years.

•

All Other:    Operating income in our All Other business activities was $0.1 million in both the 2013 and 2012 Periods. All Other business activities primarily consist of activities conducted through our finance subsidiary.

The following tables summarize the performance of each business segment for the 2013 and 2012 Periods.

Wholesale Distribution Segment

(dollars in thousands)

	Thirteen Weeks Ended December 29, 2012		Thirteen Weeks Ended December 31, 2011
	Amounts in 000’s	Percent to Net Sales	Amounts in 000’s	Percent to Net Sales	Difference
Gross sales	$948,436	—	$986,961	—	$(38,525)
Inter-segment eliminations	—	—	—	—	—

Net sales	948,436	100.0%	986,961	100.0%	(38,525)
Cost of sales	873,435	92.1	905,790	91.8	(32,355)
Distribution, selling and administrative expenses	69,313	7.3	71,015	7.2	(1,702)

Operating income	$5,688	0.6%	$10,156	1.0%	$(4,468)

Insurance Segment

(dollars in thousands)

	Thirteen Weeks Ended December 29, 2012		Thirteen Weeks Ended December 31, 2011
	Amounts in 000’s	Percent to Net Sales	Amounts in 000’s	Percent to Net Sales	Difference
Gross sales – premiums earned and investment income	$7,613	—	$7,054	—	$559
Inter-segment eliminations	(2,961)	—	(3,206)	—	245

Net sales – premiums earned and investment income	4,652	100.0%	3,848	100.0%	804
Cost of sales – underwriting expenses	3,748	80.6	1,369	35.6	2,379
Selling and administrative expenses	1,826	39.3	1,841	47.8	(15)

Operating (loss) income	$(922)	(19.9)%	$638	16.6%	$(1,560)

All Other

(dollars in thousands)

	Thirteen Weeks Ended December 29, 2012		Thirteen Weeks Ended December 31, 2011
	Amounts in 000’s	Percent to Net Sales	Amounts in 000’s	Percent to Net Sales	Difference
Gross sales	$363	—	$345	—	$18
Inter-segment eliminations	(37)	—	(31)	—	(6)

Net sales	326	100.0%	314	100.0%	12
Selling and administrative expenses	205	62.9	199	63.4	6

Operating income	$121	37.1%	$115	36.6%	$6

Net sales.    Consolidated net sales decreased $37.7 million, or 3.8%, to $953.4 million in the 2013 Period compared to $991.1 million for the 2012 Period. Factors impacting net sales are as follows:

•

Wholesale Distribution Segment:    Wholesale Distribution net sales decreased $38.5 million to $948.5 million in the 2013 Period compared to $987.0 million for the 2012 Period. Significant components of this decrease are summarized below.

(dollars in millions)
Key Net Sales Changes	Increase (Decrease)
New customers	$3.1
Decrease in net sales to continuing customers	(17.7)
Lost customers	(14.1)
Store closures	(9.8)

Change in net sales	$(38.5)

•

Insurance Segment:    Net sales, consisting principally of premium revenues and investment income, increased $0.8 million to $4.6 million in the 2013 Period compared to $3.8 million for the 2012 Period. The increase is primarily due to an increase in workers’ compensation premium revenue resulting from the addition of new policyholders and increased renewal premiums.

•	All Other: Net sales were $0.3 million in both the 2013 and 2012 Periods.

Cost of sales (including underwriting expenses).    Consolidated cost of sales was $877.2 million for the 2013 Period and $907.2 million for the 2012 Period and comprised 92.0% and 91.5% of consolidated net sales for the 2013 and 2012 Periods, respectively. Factors impacting cost of sales are as follows:

•

Wholesale Distribution Segment:    Cost of sales decreased by $32.4 million to $873.4 million in the 2013 Period compared to $905.8 million in the 2012 Period. As a percentage of Wholesale Distribution net sales, cost of sales was 92.1% and 91.8% for the 2013 and 2012 Periods, respectively.

•

The change in customer sales mix and change in product mix between perishable and non-perishable products resulted in a 0.1% increase in cost of sales as a percent of Wholesale Distribution net sales in the 2013 Period compared to the 2012 Period.

•

Vendor related activity resulted in a 0.2% increase in cost of sales as a percent of Wholesale Distribution net sales in the 2013 Period compared to the 2012 Period. This was comprised of declines in inventory holding gains (realized upon sale) due to a lack of vendor price increases as well as changes in vendor marketing activity.

•

Insurance Segment: Cost of sales primarily consists of claims loss and loss adjustment expenses, underwriting expenses, commissions, premium taxes and regulatory fees. Cost of sales increased $2.4 million to $3.8 million in the 2013 Period compared to $1.4 million in the 2012 Period. The increase is primarily due to additional claims exposure related to new workers’ compensation policies written during the 2013 Period and increased claims exposure for workers’ compensation policies related to previous years. The cost of insurance and the adequacy of loss reserves are impacted by actuarial estimates based on a detailed analysis of health care cost trends, claims history, demographics and industry trends. As a result, the amount of loss reserves and future expenses is significantly affected by these variables and may significantly change, depending on the cost of providing benefits and the results of further legislative action. See additional discussion related to insurance reserves under “Risk Factors – Our insurance reserves may be inadequate if unexpected losses occur.”

Distribution, selling and administrative expenses.    Consolidated distribution, selling and administrative expenses were $71.3 million in the 2013 Period compared to $73.0 million in the 2012 Period, reflecting a decrease of $1.7 million, and comprised 7.5% and 7.4% of net sales for the 2013 and 2012 Periods, respectively. Factors impacting distribution, selling and administrative expenses are as follows:

•

Wholesale Distribution Segment:    Distribution, selling and administrative expenses decreased $1.7 million to $69.3 million in the 2013 Period compared to $71.0 million in the 2012 Period, and comprised 7.3% and 7.2% of Wholesale Distribution net sales for the 2013 and 2012 Periods, respectively.

•

Insurance:    During the 2013 Period, we experienced net insurance expense increases of $1.2 million, or 0.1% as a percent of Wholesale Distribution net sales. This increase in expense is primarily due to the decrease in the cash surrender value of our life insurance policy assets, which are held in a rabbi trust to support post-termination retirement benefits and are not available for general corporate purposes. The changes in our policy assets are a result of changes in the fair value of the underlying securities, which are highly concentrated in U.S. equity markets and priced based on readily determinable market values.

•

Employee Postretirement Benefit Plan Curtailment Gain:    Effective December 31, 2012, we amended several of our employee benefit plans. As a result of these benefit plan amendments, we remeasured the projected pension and accumulated postretirement benefit obligations associated with the plans as of December 31, 2012. Such remeasurement resulted in the recognition of a one-time curtailment gain of $2.7 million, or 0.3% as a percent of Wholesale Distribution net sales, which was recorded in addition to the net periodic postretirement benefit cost in distribution, selling and administrative expenses. See Note 7 of “Notes to Consolidated Condensed Financial Statements – Unaudited” in Part I, Item 1. “Financial Statements (Unaudited)” of this Quarterly Report on Form 10-Q for additional discussion.

•

General Expenses:    General expenses decreased $0.2 million, but increased 0.3% as a percent of Wholesale Distribution net sales due to the decline in net sales. During the 2013 Period, we reduced both represented and non-represented labor expenses due to a continued focus on cost reduction. This reduction was partially offset by additional expenses associated with the closure and consolidation of one of our warehouses. We anticipate our warehouse expenses will return to normal levels by the end of our fiscal year.

•	Insurance Segment: Selling and administrative expenses for the Insurance segment were $1.8 million for both the 2013 and 2012 Periods.

•	All Other: Selling and administrative expenses for our All Other business activities were $0.2 million in both the 2013 and 2012 Periods.

Interest.    Interest expense increased $0.1 million to $3.2 million compared to $3.1 million for the 2012 Period and comprised 0.3% of consolidated net sales for both the 2013 and 2012 Periods. Factors impacting interest expense are as follows:

•	Interest expense on our primary debt instruments (as described below) increased $0.1 million to $2.9 million in the 2013 Period compared to $2.8 million in the 2012 Period.

•

Weighted Average Borrowings:    Interest expense decreased $0.2 million from the 2012 Period as a result of lower outstanding debt. Weighted average borrowings decreased by $18.6 million primarily due to decreased inventory levels during the 2013 Period.

•

Interest Rates:    Interest expense increased $0.3 million from the 2012 Period. Our effective borrowing rate for the combined primary debt, made up of the revolving lines of credit for Unified and Grocers Capital Company, and senior secured notes, was 4.5% and 4.1% for the 2013 and 2012 Periods, respectively. The rate increase was due to a higher effective rate on Unified’s revolving line of credit.

Borrowings on Unified’s revolving credit agreement are subject to market rate fluctuations. A 25 basis point change in the market rate of interest over the period would have resulted in a $0.1 million increase or decrease in corresponding interest expense.

•	Interest expense on our other debt instruments was $0.3 million for both the 2013 and 2012 Periods.

Estimated patronage dividends.    Estimated patronage dividends for the 2013 Period were $2.6 million, compared to estimated patronage dividends of $1.7 million in the 2012 Period. Estimated patronage dividends for the 2013 and 2012 Periods consisted of the patronage activities from our three patronage earnings divisions: the Southern California Dairy Division, the Pacific Northwest Dairy Division and the Cooperative Division. For the 2013 and 2012 Periods, respectively, we had patronage earnings of $2.3 million and $2.5 million in the Southern California Dairy Division, $0.3 million and $0.3 million in the Pacific Northwest Dairy Division and no patronage earnings for the 2013 Period compared to a $1.1 million loss for the 2012 Period in the Cooperative Division. The improvement in the Cooperative Division patronage earnings for the 2013 Period was primarily due to a one-time curtailment gain related to employee benefit plan amendments partially offset by a change in sales mix towards lower margin products, decreased inventory holding gains and lower net sales. Patronage dividends produced by the Cooperative Division are distributed annually, historically in cash, Class B and Class E Shares (see Part I, Item 1. “Business – Patronage Dividends” of our Annual Report on Form 10-K for the year ended September 29, 2012 for additional information), while patronage dividends produced by the dairy divisions are paid quarterly, historically in cash.

Income taxes.    Our effective income tax rate was 89.6% for the 2013 Period compared to 33.0% for the 2012 Period. The higher than statutory rate for the 2013 Period was due to our pre-tax loss and favorable adjustments to our tax contingency reserve.

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

See Part I, Item 1. “Business – Capital Shares,” Part I, Item 1. “Business – Customer Deposits” and Part I, Item 1. “Business – Pledge of Shares and Guarantees” of our Annual Report on Form 10-K for the year ended September 29, 2012 for additional information. Additionally, see “DESCRIPTION OF DEPOSIT ACCOUNTS” in our Post-Effective Amendment No. 1 to Registration Statement on Form S-1 filed on February 7, 2013, with respect to our offering of Partially Subordinated Patrons’ Deposit Accounts and see “OFFERING OF CLASS A, CLASS B AND CLASS E SHARES” in our Post-Effective Amendment No. 1 to Registration Statement on Form S-1 filed on February 7, 2013, with respect to our offering of Class A, Class B and Class E Shares for further information.

At December 29, 2012, we had no tendered Class A Shares and $21.2 million of tendered Class B Shares pending redemption, whose redemption is subject to final approval by the Board, and in the case of Class B Shares, subject to the 5% limitation on redemptions contained in our redemption policy (see “DESCRIPTION OF CAPITAL STOCK – Redemption Policy” in our Post-Effective Amendment No. 1 to Registration Statement on Form S-1 filed on February 7, 2013, with respect to our offering of Class A, Class B and Class E Shares for further information).

Our obligations to repay a Member’s Required Deposit on termination of Member status (once the Member’s obligations to us have been satisfied) is reported as a long-term liability within “Members’ and Non-Members’ deposits” on our consolidated condensed balance sheets. Excess Deposits are not subordinated to our other obligations and are reported as short-term liabilities within “Members’ deposits and estimated patronage dividends” on our consolidated condensed balance sheets. At December 29, 2012 and September 29, 2012, we had $7.4 million and $7.5 million, respectively, in “Members’ and Non-Members’ deposits” and $12.4 million and $12.1 million, respectively, in “Members’ deposits and estimated patronage dividends” (of which $11.1 million and $10.7 million, respectively, represented Excess Deposits).

We believe that the combination of cash flows from operations, current cash balances and available lines of credit will be sufficient to service our debt, redeem Members’ capital shares, make income tax payments and meet our anticipated needs for working capital and capital expenditures through at least the next two fiscal years.

CASH FLOW

We generated positive cash flow from operating activities during the thirteen week 2013 Period. Cash from operations was used for investing and financing activities, including redemption of Members’ capital shares and investing in our infrastructure. We also reinvested proceeds from maturing investments.

As a result of these activities, net cash, consisting of cash and cash equivalents, increased by $3.7 million to $14.8 million as of December 29, 2012 compared to $11.1 million as of September 29, 2012.

The following table summarizes the impact of operating, investing and financing activities on our cash flows for the thirteen week 2013 and 2012 Periods:

(dollars in thousands)
Summary of Net Increase in Total Cash	2013	2012	Difference
Cash provided by operating activities	$13,737	$3,661	$10,076
Cash utilized by investing activities	(9,234)	(6,982)	(2,252)
Cash (utilized) provided by financing activities	(829)	9,316	(10,145)

Total increase in cash	$3,674	$5,995	$(2,321)

Net cash flows from operating, investing and financing activities decreased by $2.3 million, resulting in a $3.7 million increase in cash for the 2013 Period compared to an increase of $6.0 million in cash for the 2012 Period. The increase in net cash flow for the 2013 Period consisted of cash provided by operating activities of $13.7 million, offset by cash used in investing activities of $9.2 million and financing activities of $0.8 million. The primary factors contributing to the changes in cash flow are discussed below. At December 29, 2012 and September 29, 2012, working capital was $155.6 million and $163.1 million, respectively, and the current ratio was 1.5 at both December 29, 2012 and September 29, 2012.

Operating Activities:    Net cash provided by operating activities increased by $10.0 million to $13.7 million provided in the 2013 Period compared to $3.7 million provided in the 2012 Period. The increase in cash provided by operating activities compared to the 2012 Period was attributable to (1) an increase between the periods in net cash flows related to decreased inventories of $1.2 million, (2) a decrease between the periods in cash used to pay accounts payable and accrued liabilities of $17.2 million, and (3) a decrease between the periods in cash used to fund pension plan contributions of $1.5 million. The foregoing increases of $19.9 million in cash provided were partially offset by (1) a decrease in long-term liabilities, other between the periods of $2.0 million, primarily attributable to a decrease in pension and postretirement liabilities, (2) an increase in accounts receivable between the periods of $0.7 million, (3) an increase between the periods related to prepaid expenses of $0.2 million, (4) a reduction in net earnings between the periods of $4.2 million, (5) an adjustment in the 2013 Period to reconcile net (loss) earnings to net cash provided by operating activities of $2.7 million related to the curtailment gain for other postretirement benefit plans, and (6) an increase between the periods in net cash used by other operating activities of $0.1 million.

Investing Activities:    Net cash utilized by investing activities increased by $2.2 million to $9.2 million for the 2013 Period compared to $7.0 million in the 2012 Period. The increase in cash utilized by investing activities during the 2013 Period as compared to the 2012 Period was due mainly to (1) an increase in capital expenditures between the periods of $3.2 million for the purchase of tractors, (2) an increase of $0.3 million in net investment activities by our insurance subsidiaries, consisting of the purchase and sale of securities to replace maturing investments in their portfolios, and (3) an increase in cash used for net notes receivable activities of $1.5 million, reflecting normal fluctuation in loan activity to Members for their inventory and equipment financing, offset by a decrease in other assets between the periods of $2.8 million, primarily related to the changes in value between the periods of our mutual fund and life insurance policy assets. Spending on investing activities is expected to be funded by existing cash balances, cash generated from operations or additional borrowings.

Financing Activities:    Net cash utilized by financing activities was $0.8 million for the 2013 Period compared to cash provided of $9.3 million in the 2012 Period. The net increase of $10.1 million in cash utilized by financing activities for the 2013 Period as compared to the 2012 Period was due to a decrease in cash provided of $8.5 million as a result of lower revolver and notes payable borrowings in the 2013 Period offset by deferred financing fees. See “Outstanding Debt and Other Financing Arrangements” for further discussion regarding our credit facilities and financing arrangements. In addition, cash utilized by Member investment and share activity increased by $1.6 million. Future cash used by financing activities to meet capital spending requirements is expected to be funded by our continuing operating cash flow or additional borrowings.

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

CONTRACTUAL OBLIGATIONS AND COMMERCIAL COMMITMENTS

Other than “Other Debt Agreements” discussed below in “Outstanding Debt and Other Financing Arrangements,” there have been no material changes in our contractual obligations and commercial commitments outside the ordinary course of our business during the thirteen week period ended December 29, 2012. See “Contractual Obligations and Commercial Commitments” discussed in Part II, Item 7. “Management’s Discussion and Analysis of Financial Condition and Results of Operations” of our Annual Report on Form 10-K for the year ended September 29, 2012 for additional information.

OUTSTANDING DEBT AND OTHER FINANCING ARRANGEMENTS

As discussed below, we entered into amendments with both of our senior lenders in December 2012 to provide temporary adjustments on certain loan covenants. The changes were pursued to provide flexibility due to the volatility and uncertainty associated with the prevailing economic environment. Other than discussed below, there have been no material changes in our outstanding debt and other financing arrangements outside the ordinary course of our business during the thirteen week period ended December 29, 2012. Amounts outstanding related to our secured revolving credit agreement, senior secured notes, Member financing arrangement and other debt agreements are disclosed below. See “Outstanding Debt and Other Financing Arrangements” discussed in Part II,

Item 7. “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and Note 5 “Notes Payable” of “Notes to Consolidated Financial Statements” in Part II, Item 8. “Financial Statements and Supplementary Data” of our Annual Report on Form 10-K for the year ended September 29, 2012 for additional information.

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

Our outstanding borrowings under the Agreement increased to $94.2 million at December 29, 2012 (Eurodollar and Base Rate Loans at a blended average rate of 2.31% per annum) from $90.0 million at September 29, 2012 (Eurodollar and Base Rate Loans at a blended average rate of 2.25% per annum), with access to approximately $180.8 million of additional capital available under the Agreement (based on the amounts indicated above) to fund our continuing operations and capital spending requirements for the foreseeable future.

On December 29, 2012, we entered into the third amendment (the “Third Amendment”) of the Agreement. The Third Amendment raised the Consolidated Total Funded Debt to EBITDAP Ratio (the “Debt Ratio,” as defined) of the Company allowed by the financial covenants in the Agreement for the fiscal quarter ending December 29, 2012 to be no higher than 4.0 to 1 (previously, the maximum Debt Ratio for such fiscal quarter allowed under the Agreement was 3.5 to 1). For subsequent fiscal quarters, the Debt Ratio remains the same as before the Third Amendment.

A copy of the Third Amendment was filed as Exhibit 99.2 to the Company’s Current Report on Form 8-K, filed on December 31, 2012. The foregoing description of the Third Amendment does not purport to be complete and is qualified in its entirety by reference to the exhibit.

Senior Secured Notes

At December 29, 2012 and September 29, 2012, respectively, we had a total of $103.9 million and $104.8 million outstanding in senior secured notes to certain insurance companies and pension funds (referred to collectively as “John Hancock Life Insurance Company” or “Hancock”) under a note purchase agreement dated September 29, 1999 (as amended, the “Senior Note Agreement”) as amended and restated effective January 6, 2006 and further amended on November 3, 2009.

On December 26, 2012, we entered into the fifth amendment (“Fifth Amendment”) to the Senior Note Agreement. The Fifth Amendment raised the maximum Indebtedness to Consolidated EBITDAP Ratio (the “Indebtedness Ratio,” as defined) of the Company allowed by the financial covenants in the Senior Note Agreement for the fiscal quarter ending December 29, 2012 to be no higher than 4.0 to 1 (previously, the maximum Indebtedness Ratio for such fiscal quarter allowed under the Senior Note Agreement was no higher than 3.75 to 1). For subsequent fiscal quarters, the Indebtedness Ratio remains the same as before the Fifth Amendment.

A copy of the Fifth Amendment was filed as Exhibit 99.1 to the Company’s Current Report on Form 8-K, filed on December 31, 2012. The foregoing description of the Fifth Amendment does not purport to be complete and is qualified in its entirety by reference to the exhibit.

Member Financing Arrangement

In fiscal 2010, our wholly-owned finance subsidiary, Grocers Capital Company (“GCC”), entered into a Loan and Security Agreement (the “GCC Loan Agreement”), by and among GCC, the lenders signatory thereto and California Bank & Trust, as Arranger and Administrative Agent. The GCC Loan Agreement matures on September 24, 2013, and the proceeds therefrom will be used to fund loans to our customers and for GCC’s general corporate purposes, including customary financing and operating activities. The GCC Loan Agreement provides for revolving loans and term loans. GCC had revolving loan borrowings of $2.0 million and $5.5 million, both bearing an interest rate of

4.00% (3.25% prime plus 0.75% interest rate margin), outstanding at December 29, 2012 and September 29, 2012, respectively. There were no term loan borrowings outstanding at December 29, 2012 and September 29, 2012.

Other Debt Agreements

During the first quarter of fiscal 2013, we entered into two note and security agreements for the purchase of tractors. At December 29, 2012, the outstanding loan balance under the two agreements totaled $3.1 million.

REDEMPTION OF CAPITAL STOCK

Our Articles of Incorporation and Bylaws provide that the Board has the absolute discretion to repurchase, or not repurchase, any Class A, Class B or Class E Shares of any outgoing Member regardless of when the membership terminated, and any Class B Shares in excess of the Class B Share Requirement held by a current Member, whether or not the shares have been tendered for repurchase and regardless of when the shares were tendered. The Board considers the redemption of eligible Class A Shares at each board meeting. All other shares eligible for redemption are considered by the Board on an annual basis, usually in December. Class E Shares will only be redeemed upon approval of the Board or upon sale or liquidation of the Company. The Class E Shares, when redeemed, will be redeemed at their stated value of $100 per share. The following table presents our redemption of Class A and Class B Shares during the thirteen weeks ended December 29, 2012:

Share Class	Date of Redemption	Number of Shares Redeemed	Approximate Value of Shares Redeemed
A	October 11, 2012	2,450	$ 0.8 million
A	December 27, 2012	1,050	$ 0.3 million
B	December 26, 2012	8,867	$ 2.7 million

See Part I, Item 1. “Business – Capital Shares – Classes of Shares” and Part I, Item 1. “Business – Capital Shares – Redemption of Class A, Class B and Class E Shares” of our Annual Report on Form 10-K for the year ended September 29, 2012 for additional information.

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

In December 2012, we amended several of our employee benefit plans. We amended the Unified Grocers, Inc. Executive Insurance Plan and the Unified Grocers, Inc. Officer Retiree Medical Plan to close the plans to new entrants as of September 30, 2012. Accordingly, no employee that is either hired or becomes an officer on or after such date can become a participant or recommence participation in either plan. We also amended the ESPP for executive officers to close the eligibility provisions of the ESPP to new entrants as of September 30, 2012 (the “Freeze Date”); accordingly, no employee that is either hired or becomes an officer on or after the Freeze Date can become a participant or recommence participation in the ESPP. Additionally, benefit accruals under the ESPP were frozen for officers who have already attained a 65% gross benefit accrual (generally attained after fifteen (15) or more years of service under the ESPP) as of September 30, 2012; accordingly, no such officers will accrue further gross benefits under the ESPP after the Freeze Date. For officers participating in the ESPP as of the Freeze Date who had less than a 65% gross benefit accrual, such officers will continue to accrue gross benefits under the ESPP until they reach a 65% gross benefit accrual. Lastly, in connection with freezing the benefit accrual under the ESPP, a participant’s gross accrued benefit will not consider any compensation earned by the participant after the Freeze Date, which effectively freezes the final pay and final average pay formulas under the plan at the September 30, 2012 levels. See Item 5.02. “Compensatory Arrangements of Certain Officers” of our Current Report on Form 8-K, filed on January 7, 2013, for additional information.

In December 2012, we also amended the Unified Grocers, Inc. Retiree Medical Plan (the “RMP”) to modify the eligibility requirements for the RMP. Effective as of the end of the first quarter of fiscal 2013, only employees of Unified who have reached 49 years of age with at least 15 years of continuous service with us as of the end of the first quarter of fiscal 2013 will remain eligible to participate in the RMP. To receive benefits under the RMP, those employees who remain eligible must remain in continuous service with us through their retirement following the attainment of at least 55 years of age.

As a result of the foregoing benefit plan amendments, we remeasured the projected pension and accumulated postretirement benefit obligations associated with the respective plans as of the end of the first quarter of fiscal 2013. Such remeasurement resulted in a $29.7 million reduction in our long-term liabilities associated with the foregoing plans. These reductions were offset by an increase in other comprehensive earnings of $17.5 million (net of income tax of $9.5 million) and the recognition of a one-time curtailment gain of $2.7 million, related to the RMP, which is recorded in addition to the net periodic postretirement benefit cost in our accompanying Consolidated Condensed Statements of (Loss) Earnings.

Our net periodic benefit cost for our combined pension and other postretirement benefits was approximately $1.9 million (including the one-time curtailment gain of $2.7 million related to the RMP) and $3.9 million for the thirteen weeks ended December 29, 2012 and December 31, 2011, respectively. As a result of the amendments described above, we anticipate that our fiscal 2013 combined pension and other postretirement benefits cost will be $6.4 million, a reduction of $11.8 million (comprised of $1.4 million in reduced pension benefit cost and $10.4 million in reduced postretirement benefit cost) compared to our original estimates for fiscal year 2013.

We expect to make estimated minimum contributions to the Unified Cash Balance Plan totaling $7.4 million during fiscal 2013, which is comprised of $3.6 million for the 2013 plan year and $3.8 million for the 2012 plan year. At our discretion, we may contribute in excess of these amounts. Additional contributions, if any, will be based, in part, on future actuarial funding calculations and the performance of plan investments. We contributed zero and $1.0 million to the Unified Cash Balance Plan during the thirteen weeks ended December 29, 2012 for the 2013 and 2012 plan years, respectively.

During July 2012, legislation to provide pension-funding relief was enacted as part of the 2012 student loan and transportation legislation titled “Moving Ahead for Progress in the 21st Century” (“MAP-21”). Funding relief is to be achieved through changes in the methodology employed to determine interest rates used to calculate required funding contributions. The funding relief applies to Employee Retirement Income Security Act (“ERISA”) single-employer plans that base pension liability calculations on interest rates determined pursuant to the Pension Protection Act of 2006 and was predicted to reduce 2012 and 2013 contribution requirements for typical plans. As a result of MAP-21, we anticipate our fiscal year 2013 contributions to the Unified Cash Balance Plan will be reduced by approximately $7.9 million from our originally estimated amounts.

Additionally, we expect to contribute $0.7 million to the ESPP to fund projected benefit payments to participants for the 2013 plan year. We contributed $0.2 million to the ESPP during the thirteen weeks ended December 29, 2012 to fund benefit payments to participants for the 2013 plan year.

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

We have an increasingly concentrated customer base, which has in the past reduced, and may continue in the future to reduce, our margins and expose us to an increase in risk concentration, including in the areas of credit risk and the sudden loss of significant customer business.    Our operating results are highly dependent upon maintaining or growing our sales to our customers. Our largest customer, Smart & Final, Inc., a Non-Member customer, constituted approximately 15% of our total net sales for the thirteen week period ended December 29, 2012. In recent years, we have seen our sales become increasingly concentrated with our large customers, with our top ten customers having increased from 42% of our total net sales in fiscal 2008 to 46% of our total net sales in fiscal 2012. Our top ten customers constituted approximately 48% of our total net sales for the thirteen week period ended December 29, 2012. A significant loss in membership or volume by one of our larger customers could have a sudden and material adverse effect on our operating results. For example, in the third quarter of fiscal 2011, we lost one of our top ten customers who represented $144.9 million in net sales for the fifty-two weeks immediately preceding the date they ceased purchasing from us. Between fiscal 2011 and fiscal 2012, this resulted in a loss of $87.2 million in annual net sales, or 2% of total net sales in fiscal 2012. Any other such loss of a large customer, or the loss of a number of smaller customers, could have a material and adverse effect on our net sales. In addition, to the extent we have suffered and may in the future suffer a decline in net sales, our margins and profitability have been and will be further negatively impacted to the extent we are unable to correspondingly reduce our fixed costs, such as warehouses, equipment and headcount. As it is difficult to quickly make significant reductions in fixed costs, if we were to suffer a significant and rapid decline in our net sales, such as from the loss of one or more significant customers, our margins and profitability may be adversely impacted, we may incur losses and our business, financial condition and results of operations could suffer.

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

We are also exposed to concentrations of credit risk related primarily to trade receivables, notes receivable and lease guarantees for certain Members. Our ten customers with the largest accounts receivable balances accounted for approximately 38% and 39% of total accounts receivable at December 29, 2012 and September 29, 2012, respectively. These concentrations of credit risk may be affected by changes in economic or other conditions affecting the western United States, particularly Arizona, California, Nevada, Oregon and Washington. We could suffer losses as a result of our concentrated credit risk in the event of a significant adverse change in economic or other conditions.

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

We may not have adequate financial resources to fund our operations.    We rely primarily upon cash flow from our operations and Member investments to fund our operating activities. In the event that these sources of cash are not sufficient to meet our requirements, additional sources of cash are expected to be obtained from our credit facilities to fund our daily operating activities. Our revolving credit agreement, which expires on October 8, 2015, and our senior secured notes, which expire on January 1, 2016 and November 1, 2019, require compliance with certain financial covenants, including minimum tangible net worth, fixed charge coverage ratio and total funded debt to earnings before interest, taxes, depreciation, amortization and patronage dividends (“EBITDAP”). See Note 5 of “Notes to Consolidated Financial Statements” in Part II, Item 8. “Financial Statements and Supplementary Data” of our Annual Report on Form 10-K for the year ended September 29, 2012 and “Outstanding Debt and Other Financing Arrangements” in this Quarterly Report on Form 10-Q for additional information. While we are currently in compliance with all required covenants and expect to remain in compliance, this does not guarantee we will remain in compliance in future periods.

As of December 29, 2012, we believe we have sufficient cash flow from operations and availability under the revolving credit agreement to meet our operating needs, capital spending requirements and required debt repayments through October 8, 2015. However, if access to operating cash or to the revolving credit agreement becomes restricted, we may be compelled to seek alternate sources of cash. We cannot assure that alternate sources will provide cash on terms favorable to us or at all. Consequently, the inability to access alternate sources of cash on terms similar to our existing agreement could adversely affect our operations.

The value of our benefit plan assets and liabilities is based on estimates and assumptions, which may prove inaccurate.    Our non-union employees participate in a Company sponsored defined benefit pension plan and Company sponsored postretirement benefit plans. Certain eligible union and non-union employees participate in separate plans providing payouts for unused sick leave. Our officers also participate in a Company sponsored Executive Salary Protection Plan (“ESPP”), which provides additional post-termination retirement income based on each participant’s salary and years of service as an officer of the Company. The postretirement plans provide medical benefits for retired non-union employees, life insurance benefits for retired non-union employees for which active non-union employees are no longer eligible and lump-sum payouts for unused sick days covering certain eligible union and non-union employees. Liabilities for the ESPP and postretirement plans are not funded. We account for these benefit plans in accordance with ASC Topic 715, “Compensation – Retirement Benefits” and ASC Topic 712, “Compensation – Nonretirement Postemployment Benefits,” which require us to make actuarial assumptions that are used to calculate the carrying value of the related assets, where applicable, and liabilities and the amount of expenses to be recorded in our consolidated financial statements. Assumptions include the expected return on plan assets, discount rates, health care cost trend rate, projected life expectancies of plan participants and anticipated salary increases. While we believe the underlying assumptions are appropriate, the carrying value of the related assets and liabilities and the amount of expenses recorded in the consolidated financial statements could differ if other assumptions are used. See Note 11 of “Notes to Consolidated Financial Statements” in Part II, Item 8. “Financial Statements and Supplementary Data” of our Annual Report on Form 10-K for the year ended September 29, 2012 for additional information.

The credit and liquidity crisis in the United States and throughout the global financial system triggered substantial volatility in the world financial markets and banking system. As a result, the investment portfolios of the Unified Cash Balance Plan incurred a significant decline in fair value during fiscal 2008. While the values of the investment portfolios of our defined benefit pension plans increased during fiscal 2012 and reflected improvement for the thirteen weeks ended December 29, 2012, as the values of the plans’ individual investments have and will fluctuate in response to changing market conditions, and the amount of gains or losses that will be recognized in subsequent periods, if any, cannot be determined.

Authoritative accounting guidance may necessitate companies who issue and redeem shares based on book value to redefine the method used to value their shares.    Authoritative accounting guidance that requires adjustments to shareholders’ equity has the potential to impact companies whose equity securities are issued and redeemed at book value (“book value companies”) disproportionately more than companies whose share values are market-based (“publicly traded”). While valuations of publicly traded companies are primarily driven by their income statement and cash flows, the traded value of the shares of book value companies, however, may be immediately impacted by adjustments affecting shareholders’ equity upon implementation. Therefore, such guidance may necessitate companies who issue and redeem shares based on book value to redefine the method used to value their shares. As such, we modified our Exchange Value Per Share calculation to exclude accumulated other comprehensive earnings (loss) from Book Value (see Part II, Item 6. “Selected Financial Data” of our Annual Report on Form 10-K for the year ended September 29, 2012 for additional information on the calculation of the Exchange Value Per Share), thereby excluding the potentially volatile impact that (1) ASC Topic 715-20, “Compensation – Retirement Benefits – Defined Benefit Plans – General” and (2) changes in unrealized gains and losses, net of taxes, on available for sale investments would have on shareholders’ equity and Exchange Value Per Share.

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

Members’ Class A, Class B and Class E Shares are subject to risk of loss.    Class A and Class B Shares are purchased and sold at purchase prices equal to the Exchange Value Per Share at the close of the last fiscal year end prior to the date the shares are purchased or tendered for redemption. Class E Shares are purchased and sold at a value of $100 per share. If a Member were to sell shares at a price that is less than the price at which the shares were purchased, the Member would lose all or a portion of its investment in the Class A, Class B or Class E Shares. See “OFFERING OF CLASS A, CLASS B AND CLASS E SHARES” in our Post-Effective Amendment No. 1 to Registration Statement on Form S-1 filed on February 7, 2013, with respect to our offering of Class A, Class B and Class E Shares for further information.

If the Board decides in any year to retain a portion of our earnings from our Non-Patronage Business, and not to allocate those earnings to the Exchange Value Per Share, the redemption price of Class A and Class B Shares that are repurchased in the year of such retention and in future years will be reduced.

The requirement that Members invest in our shares and/or make Required Deposits, and the lack of liquidity with respect to such investments and Required Deposits, may make attracting new Members difficult and may cause existing Members to withdraw from membership.    Members are required to meet specific requirements, which include ownership of our capital shares and may include required cash deposits. These investments by Members are a principal source of our capital, and for the thirteen weeks ended December 29, 2012, approximately 79% of our net sales were to Members. We compete with other wholesale suppliers who are not structured as cooperatives and therefore have no investment requirements for customers. Our requirements to purchase shares or maintain cash deposits may become an obstacle to retaining existing business and attracting new business. For a discussion of required Member equity investments and deposits, see Part I, Item 1. “Business – Capital Shares” and Part I, Item 1. “Business – Customer Deposits” of our Annual Report on Form 10-K for the year ended September 29, 2012.

Our Bylaws give the Board complete discretion with respect to the redemption of shares held by terminated Members and excess shares held by Members. Our redemption policy currently provides that the number of Class B Shares that we may redeem in any fiscal year is limited to no more than 5% of the outstanding Class B Shares (after patronage dividends payable in Class B Shares). In connection with the closing of fiscal 2012, we redeemed 8,867 Class B Shares, leaving 69,442 Class B Shares, or 16.0% of our outstanding Class B Shares, that have been tendered for redemption but not yet redeemed. This percentage has steadily increased in recent years, from 14.8% and 11.9% of our outstanding Class B Shares at the close of fiscal 2011 and 2010, respectively, as we have had an increase in the number of shares our Members have sought to redeem and we have redeemed less than the 5% limit in fiscal 2012, 2011 and 2010. Based on the current level of redemption as compared to the number of shares tendered for redemption, Members seeking to redeem shares may be required to wait a number of years. Members may have even less liquidity with respect to shares in Unified should the Board, in its discretion, cease redemptions of stock. See Part II, Item 8. “Financial Statements and Supplementary Data – Notes 10 and 18” of our Annual Report on Form 10-K for the year ended September 29, 2012 for recent redemption activity and the number of outstanding shares tendered for redemption but which have not yet been redeemed. Furthermore, required cash deposits are contractually subordinated and subject to the prior payment in full of our senior indebtedness. For a discussion of the limitations on the redemption of capital shares and the subordination of cash deposits, see Part I, Item 1. “Business – Capital Shares – Redemption of Class A, Class B and Class E Shares,” Part I, Item 1. “Business – Customer Deposits” and Part I, Item 1. “Business – Pledge of Shares and Guarantees” of our Annual Report on Form 10-K for the year ended September 29, 2012. These limitations on our obligation to redeem capital shares or repay the cash deposits of Members may cause Members to withdraw from membership or potential Members to not become Members.

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

Our discussion and analysis of our financial condition and results of operations are based upon our consolidated condensed financial statements. On an ongoing basis, we evaluate our estimates, including those related to allowances for doubtful accounts, lease loss reserves, investments, goodwill and intangible assets, long-lived assets, income taxes, insurance reserves, pension and postretirement benefits and contingencies and litigation. We base our estimates on historical experience and on various other assumptions and factors that we believe to be reasonable under the circumstances. Based on our ongoing review, we make adjustments we consider appropriate under the facts and circumstances. The accompanying consolidated condensed financial statements are prepared using the same critical accounting policies and estimates discussed in Part II, Item 7. “Management’s Discussion and Analysis of Financial Condition and Results of Operations” of our Annual Report on Form 10-K for the fiscal year ended September 29, 2012.

RECENTLY ADOPTED AND RECENTLY ISSUED AUTHORITATIVE ACCOUNTING GUIDANCE)

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

The following discussion of the market risks we face contains forward-looking statements. Forward-looking statements are subject to risks and uncertainties. Actual results could differ materially from those discussed in the forward-looking statements. See “Quantitative and Qualitative Disclosures About Market Risk” discussed in Part II, Item 7A of our Annual Report on Form 10-K for the year ended September 29, 2012 for additional information.

We are subject to interest rate changes on certain of our notes payable under our credit agreements that may affect the fair value of the notes payable, as well as cash flow and earnings. Based on the notes payable outstanding at December 29, 2012 and the current market condition, a one percent change in the applicable interest rates would impact our annual cash flow and pretax earnings by approximately $1.0 million. See Note 2 of “Notes to Consolidated Condensed Financial Statements – Unaudited” in Part I, Item 1. “Financial Statements (Unaudited)” for additional discussion regarding the fair value of notes payable.

We are exposed to credit risk on accounts receivable through the ordinary course of business and we perform ongoing credit evaluations. Concentration of credit risk with respect to accounts receivable is limited due to the nature of our customer base (i.e., primarily Members). We currently believe our allowance for doubtful accounts is sufficient to cover customer credit risks.

The majority of our investments are held primarily by two of our insurance subsidiaries, and includes obligations of U.S. government corporations and agencies, high quality investment grade corporate bonds, U.S. government treasury securities, U.S. state and municipal securities and common equity securities. The investments held by our insurance subsidiaries, excluding the common equity securities, are generally not actively traded and are valued based upon inputs including quoted prices for identical or similar assets. Collectively, the estimated fair value or market value of these investments continued to exceed their cost during the thirteen weeks ended December 29, 2012.

Life insurance and mutual fund assets with values tied to the equity markets are impacted by overall market conditions. During the thirteen weeks ended December 29, 2012, net earnings and net comprehensive earnings experienced an increase corresponding to the increase in life insurance and mutual fund assets, respectively.

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

Changes in internal controls over financial reporting.    Our management, with the participation of our CEO and CFO, has evaluated any changes in our internal control over financial reporting that occurred during the most recent fiscal quarter. Based on that evaluation, our management concluded that no change in our internal control over financial reporting (as defined in Rule 13a-15(f) under the Securities Exchange Act of 1934) occurred during the quarter ended December 29, 2012 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

There are no material changes from risk factors as previously disclosed in our Annual Report on Form 10-K for the fiscal year ended September 29, 2012, filed on December 14, 2012. Refer to “Risk Factors” in Part I, Item 2 of this Quarterly Report on Form 10-Q for discussion of our risk factors.

ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

COMPANY PURCHASES OF EQUITY SECURITIES

Period	Total Number of Shares Purchased	Average Price Paid Per Share
September 30, 2012 – October 27, 2012	2,450 Class A Shares	$312.31
November 24, 2012 – December 29, 2012	1,050 Class A Shares	$316.11
November 24, 2012 – December 29, 2012	8,867 Class B Shares	$304.66

Total	12,367 Shares	$307.15

Refer to “Redemption of Capital Stock” in Part I, Item 2 of this Quarterly Report on Form 10-Q for discussion of our share redemptions.

ITEM 3.	DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4.	MINE SAFETY DISCLOSURES

Not applicable.

ITEM 5.	OTHER INFORMATION

None.

ITEM 6.	EXHIBITS

(a)	Exhibits

31.1	Chief Executive Officer Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Chief Financial Officer Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Chief Executive Officer Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Chief Financial Officer Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS*	XBRL Instance Document.

101.SCH*	XBRL Taxonomy Extension Schema Document.

101.CAL*	XBRL Taxonomy Extension Calculation Linkbase Document.

101.DEF*	XBRL Taxonomy Extension Definition Linkbase Document.

101.LAB*	XBRL Taxonomy Extension Label Linkbase Document.

101.PRE*	XBRL Taxonomy Extension Presentation Linkbase Document.

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

Dated: February 12, 2013