Form 10-Q
period 2013-03-30
UNIFIED GROCERS, INC.
filed 2013-05-07
CIK 320431

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR	THE QUARTERLY PERIOD ENDED MARCH 30, 2013

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

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

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date. As of April 27, 2013, the number of shares outstanding was:

Class A: 145,250 shares; Class B: 426,682 shares; Class C: 15 shares; Class E: 251,737 shares

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS (UNAUDITED)

Unified Grocers, Inc. and Subsidiaries

Consolidated Condensed Balance Sheets – Unaudited

(dollars in thousands)

	March 30, 2013	September 29, 2012
Assets

Current assets:
Cash and cash equivalents	$11,933	$11,169
Accounts and current portion of notes receivable, net of allowances of $3,418 and $2,930 at March 30, 2013 and September 29, 2012, respectively	186,932	187,126
Inventories	223,644	247,267
Prepaid expenses and other current assets	9,840	11,023
Deferred income taxes	5,165	5,165

Total current assets	437,514	461,750
Properties and equipment, net	175,245	176,338
Investments	90,283	88,991
Notes receivable, less current portion and net of allowances of $62 and $877 at March 30, 2013 and September 29, 2012, respectively	21,453	16,693
Goodwill	38,997	38,997
Other assets, net	130,829	138,206

Total Assets	$894,321	$920,975

Liabilities and Shareholders’ Equity

Current liabilities:
Accounts payable	$209,172	$218,404
Accrued liabilities	68,203	64,285
Current portion of notes payable	4,632	3,878
Members’ deposits and estimated patronage dividends	12,396	12,109

Total current liabilities	294,403	298,676
Notes payable, less current portion	193,775	196,484
Long-term liabilities, other	235,517	263,411
Members’ and Non-Members’ deposits	7,446	7,475
Commitments and contingencies

Shareholders’ equity:
Class A Shares: 500,000 shares authorized, 145,250 and 149,450 shares outstanding at March 30, 2013 and September 29, 2012, respectively	27,114	27,922
Class B Shares: 2,000,000 shares authorized, 426,302 and 434,598 shares outstanding at March 30, 2013 and September 29, 2012, respectively	77,123	78,411
Class E Shares: 2,000,000 shares authorized, 251,808 shares outstanding at both March 30, 2013 and September 29, 2012	25,181	25,181
Retained earnings – allocated	70,971	77,365
Retained earnings – non-allocated	6,864	6,864

Total retained earnings	77,835	84,229
Receivable from sale of Class A Shares to Members	(529)	(661)
Accumulated other comprehensive loss	(43,544)	(60,153)

Total shareholders’ equity	163,180	154,929

Total Liabilities and Shareholders’ Equity	$894,321	$920,975

The accompanying notes are an integral part of these statements.

Unified Grocers, Inc. and Subsidiaries

Consolidated Condensed Statements of (Loss) Earnings – Unaudited

(dollars in thousands)

	Thirteen Weeks Ended		Twenty-Six Weeks Ended
	March 30, 2013	March 31, 2012	March 30, 2013	March 31, 2012
Net sales	$885,066	$923,257	$1,838,480	$1,914,380
Cost of sales	812,833	846,907	1,690,016	1,754,066
Distribution, selling and administrative expenses	72,870	74,994	144,214	148,049

Operating (loss) income	(637)	1,356	4,250	12,265
Interest expense	(3,415)	(3,081)	(6,606)	(6,155)

(Loss) earnings before estimated patronage dividends and income taxes	(4,052)	(1,725)	(2,356)	6,110
Estimated patronage dividends	(2,428)	(1,888)	(4,964)	(3,565)

(Loss) earnings before income taxes	(6,480)	(3,613)	(7,320)	2,545
Income taxes	1,915	1,563	2,668	(470)

Net (loss) earnings	$(4,565)	$(2,050)	$(4,652)	$2,075

The accompanying notes are an integral part of these statements.

Unified Grocers, Inc. and Subsidiaries

Consolidated Condensed Statements of Comprehensive Earnings (Loss) – Unaudited

(dollars in thousands)

	Thirteen Weeks Ended		Twenty-Six Weeks Ended
	March 30, 2013	March 31, 2012	March 30, 2013	March 31, 2012
Net (loss) earnings	$(4,565)	$(2,050)	$(4,652)	$2,075
Other comprehensive earnings (loss), net of income taxes:
Unrealized net holding (loss) gain on investments, net of income tax (benefit) expense of $110 and $927 for the thirteen weeks ended and $(458) and $1,258 for the twenty-six weeks ended March 30, 2013 and March 31, 2012, respectively	203	1,514	(857)	2,126
Defined benefit pension plans and other postretirement benefit plans: Unrecognized prior service credits arising during the period, and accelerated recognition of existing unrecognized prior service credit and unrecognized gains and losses, as a result of curtailment, net of income tax expense of $ – for the thirteen weeks ended and $9,538 for the twenty-six weeks ended March 30, 2013	—	—	17,466	—

Comprehensive earnings (loss)	$(4,362)	$(536)	$11,957	$4,201

The accompanying notes are an integral part of these statements.

Unified Grocers, Inc. and Subsidiaries

Consolidated Condensed Statements of Cash Flows – Unaudited

(dollars in thousands)

	Twenty-Six Weeks Ended
	March 30, 2013	March 31, 2012
Cash flows from operating activities:
Net (loss) earnings	$(4,652)	$2,075
Adjustments to reconcile net (loss) earnings to net cash provided by operating activities:
Depreciation and amortization	12,809	12,649
Provision for doubtful accounts	658	799
Loss (gain) on sale of properties and equipment	12	(239)
Gain on curtailment of other postretirement benefit plans	(2,685)	—
Pension contributions	(2,623)	(5,128)
(Increase) decrease in assets:
Accounts receivable	(2,298)	1,219
Inventories	23,623	24,549
Prepaid expenses and other current assets	1,183	(390)
Increase (decrease) in liabilities:
Accounts payable	(9,331)	(16,422)
Accrued liabilities	3,918	548
Long-term liabilities, other	4,649	7,540

Net cash provided by operating activities	25,263	27,200

Cash flows from investing activities:
Purchases of properties and equipment	(6,526)	(4,543)
Purchases of securities and other investments	(24,325)	(13,154)
Proceeds from maturities or sales of securities and other investments	22,926	11,078
Origination of notes receivable	(5,370)	(3,480)
Collection of notes receivable	2,444	1,751
Proceeds from sales of properties and equipment	56	279
Increase in other assets	(8,063)	(10,482)

Net cash utilized by investing activities	(18,858)	(18,551)

Cash flows from financing activities:
Net repayments under secured revolving credit agreements	(3,100)	—
Borrowings under notes payable	3,318	—
Repayments of notes payable	(2,173)	(1,844)
Payment of deferred financing fees	(238)	—
Increase (decrease) in Members’ deposits and estimated patronage dividends	287	(2,455)
(Decrease) increase in Members’ and Non-Members’ deposits	(29)	3,201
Decrease in receivable from sale of Class A Shares to Members, net	132	216
Repurchase of shares from Members	(4,019)	(5,193)
Issuance of shares to Members	181	328

Net cash utilized by financing activities	(5,641)	(5,747)

Net increase in cash and cash equivalents	764	2,902
Cash and cash equivalents at beginning of period	11,169	5,117

Cash and cash equivalents at end of period	$11,933	$8,019

Supplemental disclosure of cash flow information:
Cash paid during the period for:
Interest	$5,952	$5,664
Income taxes	$1	$2,676

Supplemental disclosure of non-cash items:
Conversion of Class A Shares to Class B Shares	$86	$—

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

The Company’s banking arrangements allow the Company to fund outstanding checks when presented for payment to the financial institutions utilized by the Company for disbursements. This cash management practice frequently results in total issued checks exceeding the available cash balance at a single financial institution. The Company’s policy is to record its cash disbursement accounts with a cash book overdraft in accounts payable. At March 30, 2013 and September 29, 2012, the Company had book overdrafts of $75.5 million and $69.4 million, respectively, classified in accounts payable and included in cash provided by operating activities.

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

Concentration of credit risk.    The Company’s largest customer, Smart & Final, Inc., a Non-Member customer, and the ten largest Member and Non-Member customers (including Smart & Final, Inc.) constituted approximately 13% and 46%, respectively, of total net sales for the twenty-six week period ended March 30, 2013, and approximately 12% and 46%, respectively, of total net sales for the twenty-six week period ended March 31, 2012. The Company’s ten customers with the largest accounts receivable balances accounted for approximately 39% of total accounts receivable at both March 30, 2013 and September 29, 2012. Management believes that receivables are well diversified, and the allowances for doubtful accounts are sufficient to absorb estimated losses.

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

The following table represents the Company’s financial instruments recorded at fair value and the hierarchy of those assets as of March 30, 2013:

(dollars in thousands)
	Level 1	Level 2	Level 3	Total
Money market funds	$1,997	$—	$—	$1,997
Common equity securities	10,003	—	—	10,003
Mutual funds	14,743	—	—	14,743
Corporate securities	1,941	28,874	—	30,815
Government securities	9,851	26,094	—	35,945
Municipal securities	—	270	—	270

Total	$38,535	$55,238	$—	$93,773

The following table represents the Company’s financial instruments recorded at fair value and the hierarchy of those assets as of September 29, 2012:

(dollars in thousands)
	Level 1	Level 2	Level 3	Total
Money market funds	$2,162	$—	$—	$2,162
Common equity securities	9,148	—	—	9,148
Mutual funds	13,908	—	—	13,908
Corporate securities	—	26,371	—	26,371
Government securities	9,617	30,347	—	39,964
Municipal securities	—	258	—	258

Total	$34,835	$56,976	$—	$91,811

Money market funds are valued based on quoted prices in active markets (Level 1 inputs) and are included in cash and cash equivalents in the Company’s consolidated condensed balance sheets. Common equity securities and mutual funds are valued based on information received from a third party. These assets are valued based on quoted prices in active markets (Level 1 inputs). As of March 30, 2013 and September 29, 2012, respectively, $10.0 million and $9.1 million of common equity securities are included in investments and $14.7 million and $13.9 million of mutual funds are included in other assets in the Company’s consolidated condensed balance sheets. Corporate securities, consisting of high quality investment grade corporate bonds and exchange traded funds, and government and municipal securities, consisting of obligations of U.S. government corporations and agencies, U.S. government treasury securities and U.S. state and municipal bonds, are held by two of the

Company’s insurance subsidiaries to fund loss reserves. These assets are valued by the Company based on information received from a third party pricing service. For assets traded in active markets, the assets are valued at quoted bond market prices (Level 1 inputs). For assets traded in inactive markets, the service’s pricing methodology uses observable inputs (such as bid/ask quotes) for identical or similar assets. Assets considered to be similar will have similar characteristics, such as: duration, volatility, prepayment speed, interest rates, yield curves, and/or risk profile and other market corroborated inputs (Level 2 inputs). The Company determines the classification of financial asset groups within the fair value hierarchy based on the lowest level of input into each group’s asset valuation. The financial instruments included in the preceding tables, other than money market funds and mutual funds discussed above, are included in investments in the Company’s consolidated condensed balance sheets at March 30, 2013 and September 29, 2012.

The Company did not have any significant transfers into and out of Levels 1 and 2 during the twenty-six week period ended March 30, 2013.

Notes payable.    The fair values of borrowings under the Company’s revolving credit facilities are estimated to approximate their carrying amounts due to the short maturities of those obligations. The fair values for other notes payable are based primarily on rates currently available to the Company for debt with similar terms and remaining maturities.

The fair value of notes payable, excluding capital leases, was $200.5 million and $203.2 million compared to their carrying value of $198.4 million and $200.3 million at March 30, 2013 and September 29, 2012, respectively.

The methods and assumptions used to estimate the fair values of the Company’s financial instruments at March 30, 2013 and September 29, 2012 were based on estimates of market conditions, estimates using present value and risks existing at that time (Level 3 inputs). These values represent an approximation of possible value and may never actually be realized.

3.     INVESTMENTS

The amortized cost and fair value of investments are as follows:

(dollars in thousands)
March 30, 2013	Amortized Cost	Gross Unrealized Gains		Gross Unrealized Losses		Fair Value
Available for sale securities:
Fixed maturity securities:
U.S. Treasury securities and obligations of U.S. government corporations and agencies	$35,295	$68	6	$(3	6)	$35,945
Municipal securities	245	2	5	—		270
Corporate securities	30,199	64	9	(3	3)	30,815

Total fixed maturity securities	65,739	1,36	0	(6	9)	67,030
Equity securities	10,174	7	3	(24	4)	10,003

Total available for sale securities	$75,913	$1,43	3	$(31	3)	77,033

Common stock, at cost						13,250

Total investments						$90,283

(dollars in thousands)
September 29, 2012	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Available for sale securities:
Fixed maturity securities:
U.S. Treasury securities and obligations of U.S. government corporations and agencies	$39,014	$958	$(8)	$39,964
Municipal securities	245	13	—	258
Corporate securities	25,617	761	(7)	26,371

Total fixed maturity securities	64,876	1,732	(15)	66,593
Equity securities	9,251	273	(376)	9,148

Total available for sale securities	$74,127	$2,005	$(391)	75,741

Common stock, at cost				13,250

Total investments				$88,991

During the interim period ended March 30, 2013 and the fiscal year ended September 29, 2012, the Company did not hold any trading or held-to-maturity securities.

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

Unrealized losses on the Company’s investments in fixed maturity securities were caused by interest rate increases rather than credit quality. Unrealized losses on the Company’s investments in equity securities were caused by market conditions deemed temporary by the Company. Because the Company’s insurance subsidiaries do not intend to sell, nor do they have or anticipate having a regulatory requirement to sell, these investments until recovery of fair value, which may be upon maturity, the Company does not consider these investments to be other-than-temporarily impaired at March 30, 2013.

The table below illustrates the length of time available for sale fixed maturity securities and equity securities, not deemed to be other-than-temporarily impaired, have been in a continuous unrealized loss position at March 30, 2013:

(dollars in thousands)	Less than 12 Months		12 Months or Greater		Total
Description of Securities	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
U.S. Treasury securities and obligations of U.S. government corporations and agencies	$6,954	$36	$—	$—	$6,954	$36
Corporate debt securities	7,284	33	—	—	7,284	33
Equity securities	—	—	1,685	244	1,685	244

Total investments	$14,238	$69	$1,685	$244	$15,923	$313

The table below illustrates the length of time available for sale fixed maturity securities and equity securities, not deemed to be other-than-temporarily impaired, have been in a continuous unrealized loss position at September 29, 2012:

(dollars in thousands)	Less than 12 Months		12 Months or Greater		Total
Description of Securities	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
U.S. Treasury securities and obligations of U.S. government corporations and agencies	$2,643	$8	$—	$—	$2,643	$8
Corporate debt securities	677	7	—	—	677	7
Equity securities	3,164	54	1,607	322	4,771	376

Total investments	$6,484	$69	$1,607	$322	$8,091	$391

Available for sale fixed maturity securities are due as follows:

(dollars in thousands)
March 30, 2013	Amortized Cost	Fair Value
Due in one year or less	$2,576	$2,582
Due after one year through five years	29,496	30,086
Due after five years through ten years	17,758	18,134
Due after ten years	15,909	16,228

	$65,739	$67,030

Expected maturities will differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties. Corporate mortgage-backed securities are shown as being due at their average expected maturity dates.

Amounts reported as “due in one year or less” are included in long-term investments, as the Company’s insurance subsidiaries are required to maintain investments in support of regulatory deposit requirements. Hence, investments with maturities less than one year maintained in support of this long-term commitment are generally sold to repurchase investments with longer maturities. As these investments continue to support a long-term commitment obligation related to insurance reserves, the Company classifies such amounts as long-term. At March 30, 2013 and September 29, 2012, the long-term portion of the related insurance reserves of $36.7 million and $36.1 million, respectively, are included in long-term liabilities, other in the Company’s consolidated condensed balance sheets.

Investments carried at fair values of $52.4 million and $45.6 million at March 30, 2013 and September 29, 2012 (which include $0.6 million and $0.3 million recorded in cash and cash equivalents), respectively, are maintained in support of regulatory deposit requirements ($48.3 million and $40.9 million in direct deposit of securities at March 30, 2013 and September 29, 2012, respectively) in compliance with statutory regulations. Investments with fair values of $7.5 million and $7.3 million at March 30, 2013 and September 29, 2012, respectively (which include $0.1 million recorded in cash and cash equivalents) are on deposit with regulatory authorities in compliance with statutory regulations. Investments with fair values of $0.9 million at both March 30, 2013 and September 29, 2012 (which include zero recorded in cash and cash equivalents) are on deposit in compliance with collateral requirements on reinsurance arrangements.

Net investment income, which is included in net sales, is summarized as follows:

(dollars in thousands)
	Thirteen Weeks Ended		Twenty-Six Weeks Ended
	March 30, 2013	March 31, 2012	March 30, 2013	March 31, 2012
Fixed maturity securities	$400	$570	$734	$1,153
Equity securities	633	26	923	425
Cash and cash equivalents	1	1	1	1

	1,034	597	1,658	1,579
Less: investment expenses	(79)	(74)	(146)	(149)

	$955	$523	$1,512	$1,430

Equity investments held by the Company that do not have readily determinable fair values are accounted for using the cost or equity methods of accounting. The Company evaluated its equity investments for impairment as of March 30, 2013, and the Company did not consider any of these equity investments to be impaired.

The Company held investments in Western Family Holding Company (“Western Family”) common stock of $9.2 million at both March 30, 2013 and September 29, 2012. Western Family is a private cooperative located in Oregon from which the Company purchases food and general merchandise products. The investment represents approximately an 18% ownership interest at both March 30, 2013 and September 29, 2012. The Company’s ownership percentage in Western Family is based, in part, on the volume of purchases transacted with Western Family. The investment is accounted for using the equity method of accounting.

The Company’s wholly-owned finance subsidiary, Grocers Capital Company (“GCC”), has an investment in National Consumer Cooperative Bank (“NCB”), which operates as a cooperative and therefore its participants are required to own its Class B common stock. The investment in the Class B common stock of NCB, accounted for using the cost method of accounting, aggregated $4.1 million at both March 30, 2013 and September 29, 2012. The Company did not recognize dividend income from NCB in the interim period ended March 30, 2013 or the fiscal year ended September 29, 2012.

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

Management identifies segments based on the information monitored by the Company’s chief operating decision makers to manage the business and, accordingly, has identified the following two reportable segments:

•

The Wholesale Distribution segment includes the results of operations from the sale of groceries and general merchandise products to both Members and Non-Members, including a broad range of branded and corporate brand products in nearly all the categories found in a typical supermarket, including dry grocery, frozen food, deli, meat, dairy, eggs, produce, bakery, ethnic, gourmet, specialty foods, natural and organic, general merchandise and health and beauty care products. Support services (other than insurance and financing), including merchandising, retail pricing, advertising, promotional planning, retail technology, equipment purchasing and real estate services, are reported in the Wholesale Distribution segment. As of, and for the twenty-six weeks ended, March 30, 2013, the Wholesale Distribution segment collectively represented approximately 84% of the Company’s total assets, and 99% of total net sales.

Non-perishable products consist primarily of dry grocery, frozen food, deli, ethnic, gourmet, specialty foods, natural and organic, general merchandise and health and beauty care products. They also include (1) retail support services and (2) products and shipping services provided to Non-Member customers through Unified International, Inc. Perishable products consist primarily of service deli, service bakery, meat, eggs, produce, bakery and dairy products. Net sales within the Wholesale Distribution segment include $600.2 million and $636.0 million, or 68.2% and 69.2% of total Wholesale Distribution segment net sales, for the thirteen weeks ended March 30, 2013 and March 31, 2012, respectively, attributable to sales of non-perishable products, and $279.2 million and $282.7 million, or 31.8% and 30.8% of total Wholesale Distribution segment net sales, for the thirteen weeks ended March 30, 2013 and March 31, 2012, respectively, attributable to sales of perishable products. Net sales within the Wholesale Distribution segment include $1.250 billion and $1.321 billion, or 68.4% and 69.3% of total Wholesale Distribution segment net sales, for the twenty-six weeks ended March 30, 2013 and March 31, 2012, respectively, attributable to sales of non-perishable products, and $577.6 million and $585.2 million, or 31.6% and 30.7% of total Wholesale Distribution segment net sales, for the twenty-six weeks ended March 30, 2013 and March 31, 2012, respectively, attributable to sales of perishable products. Wholesale Distribution segment net sales also include revenues attributable to the Company’s retail support services, which comprised less than 1% of total Wholesale Distribution segment net sales, for each of the foregoing respective periods.

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

Springfield Insurance Company is a licensed insurance carrier in Arizona, California, Colorado, Idaho, Montana, New Mexico, Nevada, Oregon, Texas, Washington, Wyoming and Utah. Springfield Insurance Company, Limited is a licensed insurance carrier in the Commonwealth of Bermuda. As of, and for the twenty-six weeks ended, March 30, 2013, the Company’s Insurance segment collectively accounted for approximately 13% of the Company’s total assets, and 1% of total net sales.

The All Other category includes the results of operations for the Company’s other support businesses, including its finance subsidiary, whose services are provided to a common customer base, none of which individually meets the quantitative thresholds of a reportable segment. As of, and for the twenty-six weeks ended, March 30, 2013, the All Other category collectively accounted for approximately 3% of the Company’s total assets, and less than 1% of total net sales.

Information about the Company’s operating segments is summarized below.

(dollars in thousands)
	Thirteen Weeks Ended		Twenty-Six Weeks Ended
	March 30, 2013	March 31, 2012	March 30, 2013	March 31, 2012
Net sales
Wholesale distribution	$879,400	$918,694	$1,827,836	$1,905,655
Insurance	8,079	6,729	15,692	13,783
All other	421	329	784	674
Inter-segment eliminations	(2,834)	(2,495)	(5,832)	(5,732)

Total net sales	$885,066	$923,257	$1,838,480	$1,914,380

Operating (loss) income
Wholesale distribution	$(1,294)	$1,476	$4,394	$11,632
Insurance	493	(228)	(429)	410
All other	164	108	285	223

Total operating (loss) income	(637)	1,356	4,250	12,265

Interest expense	(3,415)	(3,081)	(6,606)	(6,155)
Estimated patronage dividends	(2,428)	(1,888)	(4,964)	(3,565)
Income taxes	1,915	1,563	2,668	(470)

Net (loss) earnings	$(4,565)	$(2,050)	$(4,652)	$2,075

Depreciation and amortization
Wholesale distribution	$6,379	$6,247	$12,556	$12,452
Insurance	113	85	225	169
All other	14	14	28	28

Total depreciation and amortization	$6,506	$6,346	$12,809	$12,649

Capital expenditures
Wholesale distribution	$1,444	$2,627	$6,442	$4,531
Insurance	2	7	84	12
All other	—	—	—	—

Total capital expenditures	$1,446	$2,634	$6,526	$4,543

Identifiable assets at March 30, 2013 and March 31, 2012
Wholesale distribution	$748,541	$769,007	$748,541	$769,007
Insurance	117,991	113,700	117,991	113,700
All other	27,789	26,987	27,789	26,987

Total identifiable assets	$894,321	$909,694	$894,321	$909,694

5.     SHAREHOLDERS’ EQUITY

During the twenty-six week period ended March 30, 2013, the Company issued 350 Class A Shares with an issuance value of $0.1 million. The Company also redeemed 4,200 Class A Shares with a redemption value of $1.3 million. During the twenty-six week period ended March 30, 2013, the Company issued 221 Class B Shares with an issuance value of $0.1 million. The Company also redeemed 8,867 Class B Shares with a redemption value of $2.7 million. The Company also converted 350 Class A Shares with an issuance value of $0.1 million to Class B Shares during the twenty-six week period ended March 30, 2013. Typically, a conversion of Class A Shares to Class B Shares occurs when Members combine or a Member purchases another Member, and in order to avoid duplicative holding of Class A Shares, the additional Class A Shares acquired as a result of such activities are converted into Class B Shares.

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

The Company also sponsors an Executive Salary Protection Plan (“ESPP”) for the executive officers of the Company that provides supplemental post-termination retirement income based on each participant’s salary and years of service as an officer of the Company. Funds are held in a rabbi trust for the ESPP consisting primarily of life insurance policies reported at cash surrender value and mutual fund assets consisting of various publicly-traded mutual funds reported at estimated fair value based on quoted market prices. In accordance with ASC Topic 710, “Compensation – General,” the assets and liabilities of a rabbi trust must be accounted for as if they are assets and liabilities of the Company. In addition, all earnings and expenses of the rabbi trust are reported in the Company’s consolidated condensed statement of (loss) earnings. The cash surrender value of such life insurance policies aggregated to $17.9 million and $16.8 million at March 30, 2013 and September 29, 2012, respectively, and are included in other assets in the Company’s consolidated condensed balance sheets. Mutual funds reported at their estimated fair value of $14.7 million and $13.9 million at March 30, 2013 and September 29, 2012, respectively, are included in other assets in the Company’s consolidated condensed balance sheets. The related accrued benefit cost (representing the Company’s benefit obligation to participants) of $42.5 million and $46.0 million at March 30, 2013 and September 29, 2012, respectively, is recorded in long-term liabilities, other in the Company’s consolidated condensed balance sheets. The assets held in the rabbi trust are not available for general corporate purposes. The rabbi trust is subject to creditor claims in the event of insolvency. The trust assets are excluded from ESPP plan assets as they do not qualify as plan assets under ASC Topic 715, “Compensation – Retirement Benefits.”

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

The components of net periodic cost for pension and other postretirement benefits for the respective thirteen and twenty-six weeks ended March 30, 2013 and March 31, 2012 consist of the following:

(dollars in thousands)
	Pension Benefits				Other Postretirement Benefits
	Thirteen Weeks Ended		Twenty-Six Weeks Ended		Thirteen Weeks Ended		Twenty-Six Weeks Ended
	March 30, 2013	March 31, 2012	March 30, 2013	March 31, 2012	March 30, 2013	March 31, 2012	March 30, 2013	March 31, 2012
Service cost	$2,041	$1,942	$4,214	$3,884	$53	$381	$439	$762
Interest cost	2,912	3,161	5,880	6,322	339	630	953	1,260
Expected return on plan assets	(3,661)	(3,168)	(7,322)	(6,336)	—	—	—	—
Amortization of prior service (credit) cost	(4)	3	(1)	6	(2,131)	(247)	(2,378)	(494)
Recognized actuarial loss (gain)	1,709	1,303	3,707	2,606	237	(77)	563	(154)
One-time curtailment gain	—	—	—	—	—	—	(2,686)	—

Net periodic benefit cost (income)	$2,997	$3,241	$6,478	$6,482	$(1,502)	$687	$(3,109)	$1,374

The Company’s funding policy is to make contributions to the Unified Cash Balance Plan in amounts that are at least sufficient to meet the minimum funding requirements of applicable laws and regulations, but no more than amounts deductible for federal income tax purposes. The Company expects to make estimated minimum contributions to the Unified Cash Balance Plan totaling $7.4 million during fiscal 2013, which is comprised of $3.6 million for the 2013 plan year and $3.8 million for the 2012 plan year. At its discretion, the Company may contribute in excess of these amounts. Additional contributions, if any, will be based, in part, on future actuarial funding calculations and the performance of plan investments. The Company contributed zero and $2.6 million to the Unified Cash Balance Plan during the twenty-six weeks ended March 30, 2013 for the 2013 and 2012 plan years, respectively.

Additionally, the Company expected to contribute $0.7 million to the ESPP to fund projected benefit payments to participants for the 2013 plan year. The Company contributed $1.1 million to the ESPP during the twenty-six weeks ended March 30, 2013 to fund benefit payments to participants for the 2013 plan year. The higher than expected contributions to the ESPP are due to the retirement of employees participating in the ESPP during the 2013 plan year.

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

On February 20, 2013, GCC entered into a commitment with Focus on Fresh, LLC, a Member affiliated with Michael S. Trask, a director of the Company, to fund a five-year loan for $0.3 million at an interest rate of prime plus 1.0%. The funding is expected to occur during the third quarter of fiscal 2013.

On February 20, 2013, one of the Company’s directors, Terry R. Halverson did not stand for re-election to the Company’s Board of Directors.

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

9.     RECENTLY ADOPTED AND RECENTLY ISSUED AUTHORITATIVE ACCOUNTING GUIDANCE

In February 2013, the FASB issued ASU No. 2013-02, “Comprehensive Income (Topic 220): Reporting of Amounts Reclassified Out of Other Comprehensive Income” (“ASU No. 2013-02”). ASU No. 2013-02 requires an entity to present information about significant items reclassified out of accumulated other comprehensive income by component either (1) on the face of the statement where net income is presented or (2) as a separate disclosure in the notes to the financial statements. ASU No. 2013-02 is effective for fiscal years, and interim periods within those years, beginning after December 15, 2012. Early adoption is permitted. The Company will adopt ASU No. 2013-02 commencing in the first quarter of fiscal 2014. Other than enhanced footnote disclosure, the adoption of ASU No. 2013-02 is not expected to have an impact on the consolidated condensed financial statements.

In June 2011, the FASB and the International Accounting Standards Board (“IASB”) issued ASU No. 2011-05, “Comprehensive Income (Topic 220): Presentation of Comprehensive Income” (“ASU No. 2011-05”). ASU No. 2011-05 addresses concerns about how other comprehensive income is reported under U.S. GAAP and International Financial Reporting Standards (“IFRSs”) and increases the prominence of other comprehensive income in the financial statements. ASU No. 2011-05 allows for the option of presenting either one continuous statement of net income and other comprehensive income or two consecutive statements. Further, an entity will be required to present on the face of the financial statements reclassification adjustments for items that are reclassified from other comprehensive income to net income in the statement(s) where the components of net income and the components of other comprehensive income are presented for both interim and annual periods. The standard does not change the items which must be reported in other comprehensive income, how such items are measured or when they must be reclassified to net income. ASU No. 2011-05 is effective for fiscal years, and interim periods within those years, beginning after December 15, 2011. Early adoption is permitted. In December 2011, the FASB issued ASU No. 2011-12, “Deferral of the Effective Date for Amendments to the Presentation of Reclassifications Out of Accumulated Other Comprehensive Income in ASU No. 2011-05” (“ASU No. 2011-12”). ASU No. 2011-12 indefinitely defers only the specific provision requiring companies to present reclassification adjustments out of accumulated other comprehensive income by component in both the statement where net income is presented and the statement where other comprehensive income is presented. The FASB chose not to reinstate the reclassification adjustment requirement in ASU No. 2011-05 by rescinding ASU No. 2011-12, but rather chose to issue ASU No. 2013-02.

The Company adopted ASU No. 2011-05 commencing in the first quarter of fiscal 2013. Other than presentation, the adoption of the required portion of ASU No. 2011-05 did not have an impact on the consolidated condensed financial statements.

In October 2010, the FASB issued ASU No. 2010-26, “Financial Services – Insurance (Topic 944): Accounting for Costs Associated with Acquiring or Renewing Insurance Contracts (a consensus of the FASB Emerging Issues Task Force)” (“ASU No. 2010-26”). ASU No. 2010-26 addresses the diversity in practice regarding the interpretation of which costs relating to the acquisition of new or renewal insurance contracts qualify for deferral. ASU No. 2010-26 is effective for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2011. The amendments in ASU No. 2010-26 are to be applied prospectively upon adoption. Retrospective application to all prior periods presented upon the date of adoption also is permitted, but not required. Accordingly, the Company adopted ASU No. 2010-26 commencing in the first quarter of fiscal 2013 with no retrospective application. The adoption of ASU No. 2010-26 did not have a significant impact on the Company’s consolidated condensed financial statements.

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

Our customers include our owners (“Members”) and non-owners (“Non-Members”). We do business primarily with those customers that have been accepted as Members. Our Members operate supermarket companies that range in size from single store operators to regional supermarket chains. Members are required to meet specific requirements, which include ownership of our capital shares and may include required cash deposits. Customers who purchase less than $1 million annually from us would not generally be considered for membership, while customers who purchase over $3 million annually are typically required to become Members. See Part I, Item 1. “Business – Member Requirements,” Part I, Item 1. “Business – Capital Shares” and Part I, Item 1. “Business – Customer Deposits” of our Annual Report on Form 10-K for the year ended September 29, 2012 for additional information. Additionally, see “DESCRIPTION OF DEPOSIT ACCOUNTS” in our Amendment No. 1 to Post-Effective Amendment No. 1 to Registration Statement on Form S-1 filed on February 27, 2013, with respect to our offering of Partially Subordinated Patrons’ Deposit Accounts for further information. The membership requirements, including purchase and capitalization requirements, may be modified at any time at the discretion of our Board of Directors (the “Board”).

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

Our customers include grocery retailers with a broad range of store sizes and types targeting a diverse range of consumers. Depending on the nature of their stores and consumer focus, our customers may compete directly with vertically integrated regional and national chains, such as Albertsons, Kroger Co., Safeway Inc., and WinCo Foods, which operate traditional format full-service grocery stores. They may also compete with warehouse club stores and supercenters such as Costco Wholesale Corp., Sam’s Club and Wal-Mart Stores, Inc., discount, drug and alternative format stores such as CVS Caremark Corporation, Target Corp., and the various “dollar” stores, stores focused on upscale and natural and organic products such as Trader Joe’s and Whole Foods Market Inc., and various convenience stores. Certain of our customers also serve niche markets such as the Hispanic and Asian communities. The marketplace in which our customers compete continues to evolve and present challenges. These challenges include such recent trends as the continued proliferation of discount stores, supercenters and warehouse club stores and the efforts of many of the non-traditional format stores to expand their offerings of product to cover a greater range of the products offered by the traditional format full-service grocery store. The success of our customers in attracting consumers to shop at their stores, as opposed to the traditional and non-traditional format stores of their competitors, has a direct and significant impact on our sales and earnings. For more information about the competitive environment we and our customers face, please refer to “Risk Factors.”

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

Our insurance subsidiaries invest a significant portion of premiums received in fixed maturity securities and equity securities to fund loss reserves. As a result, our operating performance may be impacted by the performance of these investments. The majority of our investments (approximately 85% at March 30, 2013) are held by two of our insurance subsidiaries, and include obligations of U.S. government corporations and agencies, high quality investment grade corporate bonds, U.S. government treasury securities, U.S. state and municipal securities and common equity securities. The investments held by our insurance subsidiaries, excluding the common equity securities, are generally not actively traded and are valued based upon inputs including quoted prices for identical or similar assets. Collectively, the estimated fair value or market value of these investments continued to exceed their cost during the twenty-six weeks ended March 30, 2013. Approximately 10% of our investments are held by our Wholesale Distribution segment, which consists primarily of Western Family Holding Company (“Western Family”) common stock. Western Family is a private cooperative located in Oregon from which we purchase food and general merchandise products. Approximately 5% of our investments are held by our other support businesses and consist of an investment by our wholly-owned finance subsidiary in National Consumer Cooperative Bank (“NCB”). NCB operates as a cooperative and therefore its participants are required to own its Class B common stock.

We invest in life insurance policies (reported at cash surrender value) and various publicly-traded mutual funds (reported at estimated fair value based on quoted market prices) to fund obligations pursuant to our Executive Salary Protection Plan and deferred compensation plan (see Note 7 of “Notes to Consolidated Condensed Financial Statements – Unaudited” in Part I, Item 1. “Financial Statements (Unaudited)” of this Quarterly Report on Form 10-Q for additional discussion). Life insurance and mutual fund assets with values tied to the equity markets are impacted by overall market conditions. During the twenty-six weeks ended March 30, 2013, net earnings and net comprehensive earnings experienced an increase corresponding to the increase in life insurance and mutual fund assets, respectively.

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

	Thirteen Weeks Ended			Twenty-Six Weeks Ended
Fiscal Period Ended	March 30, 2013	March 31, 2012	% Change	March 30, 2013	March 31, 2012	% Change
Net sales	100.0%	100.0%	(4.1)%	100.0%	100.0%	(4.0)%
Cost of sales	91.8	91.7	(4.0)	91.9	91.6	(3.7)
Distribution, selling and administrative expenses	8.2	8.1	(2.8)	7.8	7.7	(2.6)

Operating (loss) income	—	0.2	(147.0)	0.3	0.7	(65.3)
Interest expense	(0.4)	(0.3)	10.8	(0.4)	(0.3)	7.3
Estimated patronage dividends	(0.3)	(0.2)	28.6	(0.3)	(0.2)	39.2
Income taxes	0.2	0.2	22.5	0.1	—	(667.7)

Net (loss) earnings	(0.5)%	(0.1)%	122.7%	(0.3)%	0.2%	(324.2)%

THIRTEEN WEEK PERIOD ENDED MARCH 30, 2013 (“2013 PERIOD”) COMPARED TO THE THIRTEEN WEEK PERIOD ENDED MARCH 31, 2012 (“2012 PERIOD”)

Overview of the 2013 Period. We experienced an overall net sales decrease of $38.2 million, or 4.1%, to $885.1 million for the 2013 Period as compared to $923.3 million for the 2012 Period. Our net sales for the Wholesale Distribution segment decreased $39.3 million, or 4.3%, for the comparable 2013 and 2012 Periods. We increased sales through the addition of new customers; however, those sales improvements did not fully offset reduced sales to continuing customers and the loss of sales due to lost customers and store closures. Net sales in our Insurance segment and All Other business activities increased $1.0 million and $0.1 million, respectively, for the comparable thirteen week period.

Our consolidated operating income decreased $2.0 million to a $0.6 million loss in the 2013 Period compared to earnings of $1.4 million in the 2012 Period.

The overall decrease in operating income is summarized in our operating segments and other business activities as follows:

•

Wholesale Distribution Segment:    The Wholesale Distribution segment’s operating income decreased $2.8 million to a $1.3 million loss in the 2013 Period compared to earnings of $1.5 million in the 2012 Period. This decrease in earnings was primarily due to a change in sales mix towards lower margin products, decreased inventory holding gains, lower net sales and transition costs resulting from the consolidation of our Fresno dry warehouse facility into our facilities in Southern and Northern California, partially offset by lower employee pension and postretirement benefit expenses, reflecting the favorable impact of employee benefit plan amendments recorded in distribution, selling and administrative expenses.

•

Insurance Segment:    Operating income increased $0.7 million in our Insurance segment to earnings of $0.5 million in the 2013 Period compared to a $0.2 million loss in the 2012 Period. This increase was primarily due to an increase in investment income and an increase in workers compensation premium revenue.

•

All Other:    Operating income in our All Other business activities was $0.2 million and $0.1 million in the 2013 and 2012 Periods, respectively. All Other business activities primarily consist of activities conducted through our finance subsidiary.

The following tables summarize the performance of each business segment for the 2013 and 2012 Periods.

Wholesale Distribution Segment

(dollars in thousands)

	Thirteen Weeks Ended March 30, 2013		Thirteen Weeks Ended March 31, 2012
	Amounts in 000’s	Percent to Net Sales	Amounts in 000’s	Percent to Net Sales	Difference
Gross sales	$879,400	—	$918,694	—	$(39,294)
Inter-segment eliminations	—	—	—	—	—

Net sales	879,400	100.0%	918,694	100.0%	(39,294)
Cost of sales	809,944	92.1	844,312	91.9	(34,368)
Distribution, selling and administrative expenses	70,750	8.0	72,906	7.9	(2,156)

Operating (loss) income	$(1,294)	(0.1)%	$1,476	0.2%	$(2,770)

Insurance Segment

(dollars in thousands)

	Thirteen Weeks Ended March 30, 2013		Thirteen Weeks Ended March 31, 2012
	Amounts in 000’s	Percent to Net Sales	Amounts in 000’s	Percent to Net Sales	Difference
Gross sales – premiums earned and investment income	$8,079	—	$6,729	—	$1,350
Inter-segment eliminations	(2,797)	—	(2,461)	—	(336)

Net sales – premiums earned and investment income	5,282	100.0%	4,268	100.0%	1,014
Cost of sales – underwriting expenses	2,889	54.7	2,595	60.8	294
Selling and administrative expenses	1,900	36.0	1,901	44.5	(1)

Operating income (loss)	$493	9.4%	$(228)	(5.3)%	$721

All Other

(dollars in thousands)

	Thirteen Weeks Ended March 30, 2013		Thirteen Weeks Ended March 31, 2012
	Amounts in 000’s	Percent to Net Sales	Amounts in 000’s	Percent to Net Sales	Difference
Gross sales	$421	—	$329	—	$92
Inter-segment eliminations	(37)	—	(34)	—	(3)

Net sales	384	100.0%	295	100.0%	89
Selling and administrative expenses	220	57.3	187	63.4	33

Operating income	$164	42.7%	$108	36.6%	$56

Net sales.    Consolidated net sales decreased $38.2 million, or 4.1%, to $885.1 million in the 2013 Period compared to $923.3 million for the 2012 Period. Factors impacting net sales are as follows:

•

Wholesale Distribution Segment:    Wholesale Distribution net sales decreased $39.3 million to $879.4 million in the 2013 Period compared to $918.7 million for the 2012 Period. Significant components of this decrease are summarized below.

(dollars in millions)
Key Net Sales Changes	Increase (Decrease)
New customers	$4.1
Decrease in net sales to continuing customers	(25.1)
Lost customers	(11.5)
Store closures	(6.8)

Change in net sales	$(39.3)

Our customer base continues to be impacted by consumers who are highly price sensitive and seek lower-cost alternatives in their grocery purchases. Job losses have also caused greater demographic shifts that have changed the composition of consumers and their related product focus in a given marketplace. These challenging economic conditions have contributed to continued low levels of consumer spending and a shift in consumer buying patterns, including increased purchases from grocery discounters and other non-traditional format stores for grocery products. These conditions continue to have an adverse impact on net sales as well as pressuring profit margins.

•

Insurance Segment:    Net sales, consisting principally of premium revenues and investment income, increased $1.0 million to $5.3 million in the 2013 Period compared to $4.3 million for the 2012 Period. The increase is primarily due to an increase in workers’ compensation premium revenue, resulting from the addition of new policyholders and increased renewal premiums, and an increase in investment income.

•	All Other: Net sales were $0.4 million and $0.3 million in the 2013 and 2012 Periods, respectively.

Cost of sales (including underwriting expenses).    Consolidated cost of sales was $812.8 million for the 2013 Period and $846.9 million for the 2012 Period and comprised 91.8% and 91.7% of consolidated net sales for the 2013 and 2012 Periods, respectively. Factors impacting cost of sales are as follows:

•

Wholesale Distribution Segment:    Cost of sales decreased by $34.4 million to $809.9 million in the 2013 Period compared to $844.3 million in the 2012 Period. As a percentage of Wholesale Distribution net sales, cost of sales was 92.1% and 91.9% for the 2013 and 2012 Periods, respectively.

•

The change in customer sales mix and change in product mix between perishable and non-perishable products had a minimal effect on cost of sales as a percent of Wholesale Distribution net sales in the 2013 Period compared to the 2012 Period. While the impact of customer sales mix and change in product mix did not significantly impact the 2013 Period, we anticipate these factors may have a continuing impact in future periods.

•

Vendor related activity resulted in a 0.2% increase in cost of sales as a percent of Wholesale Distribution net sales in the 2013 Period compared to the 2012 Period. This was comprised of declines in inventory holding gains (realized upon sale) due to a lack of vendor price increases as well as changes in vendor marketing activity.

•

Insurance Segment:    Cost of sales primarily consists of claims loss and loss adjustment expenses, underwriting expenses, commissions, premium taxes and regulatory fees. Cost of sales increased $0.3 million to $2.9 million in the 2013 Period compared to $2.6 million in the 2012 Period. The increase is primarily due to additional claims exposure related to new workers’ compensation policies written during the 2013 Period. The cost of insurance and the adequacy of loss reserves are impacted by actuarial estimates based on a detailed analysis of health care cost trends, claims history, demographics and industry trends. As a result, the amount of loss reserves and future expenses is significantly affected by these variables and may significantly change, depending on the cost of providing benefits and the results of further legislative action. See additional discussion related to insurance reserves under “Risk Factors – Our insurance reserves may be inadequate if unexpected losses occur.”

Distribution, selling and administrative expenses.    Consolidated distribution, selling and administrative expenses were $72.9 million in the 2013 Period compared to $75.0 million in the 2012 Period, reflecting a decrease of $2.1 million, and comprised 8.2% and 8.1% of net sales for the 2013 and 2012 Periods, respectively. Factors impacting distribution, selling and administrative expenses are as follows:

•

Wholesale Distribution Segment:    Distribution, selling and administrative expenses decreased $2.1 million to $70.8 million in the 2013 Period compared to $72.9 million in the 2012 Period, and comprised 8.0% and 7.9% of Wholesale Distribution net sales for the 2013 and 2012 Periods, respectively.

•

Employee Pension and Postretirement Benefits:    During the 2013 Period, we experienced a decline of $2.4 million, or 0.2% as a percent of Wholesale Distribution net sales, in employee pension and postretirement benefit expenses, primarily due to expense reductions resulting from the amendment of several of our employee benefit plans effective December 31, 2012. As a result of these benefit plan amendments, we remeasured the projected pension and accumulated postretirement benefit obligations associated with the plans as of December 31, 2012. Such remeasurement resulted in a reduction of our employee pension and postretirement benefit expenses for the affected plans on a go-forward basis commencing with the 2013 Period. See Note 7 of “Notes to Consolidated Condensed Financial Statements – Unaudited” in Part I, Item 1. “Financial Statements (Unaudited)” of this Quarterly Report on Form 10-Q for additional discussion.

•

General Expenses:    General expenses increased $0.3 million, but increased 0.3% as a percent of Wholesale Distribution net sales due to the decline in net sales. During the 2013 Period, we reduced both represented and non-represented labor expenses due to a continued focus on cost reduction. This reduction was offset by additional expenses associated with the closure and consolidation of one of our warehouses. We anticipate our warehouse expenses will return to normal levels by the end of our fiscal year.

•	Insurance Segment: Selling and administrative expenses for the Insurance segment were $1.9 million for both the 2013 and 2012 Periods.

•	All Other: Selling and administrative expenses for our All Other business activities were $0.2 million in both the 2013 and 2012 Periods.

Interest.    Interest expense increased $0.3 million to $3.4 million compared to $3.1 million for the 2012 Period and comprised 0.4% and 0.3% of consolidated net sales for the 2013 and 2012 Periods, respectively. Factors impacting interest expense are as follows:

•	Interest expense on our primary debt instruments (as described below) increased $0.3 million to $3.2 million in the 2013 Period compared to $2.9 million in the 2012 Period.

•

Weighted Average Borrowings:    Interest expense decreased $0.3 million from the 2012 Period as a result of lower outstanding debt. Weighted average borrowings decreased by $21.4 million primarily due to decreased inventory levels during the 2013 Period.

•

Interest Rates:    Interest expense increased $0.6 million from the 2012 Period as a result of higher borrowing rates. Our effective borrowing rate for the combined primary debt, made up of the revolving lines of credit for Unified and Grocers Capital Company, and senior secured notes, was 5.5% and 4.5% for the 2013 and 2012 Periods, respectively. The rate increase was due to higher effective rates on Unified’s revolving line of credit and senior secured notes.

Borrowings on Unified’s revolving credit agreement are subject to market rate fluctuations. A 25 basis point change in the market rate of interest over the period would have resulted in a $0.1 million increase or decrease in corresponding interest expense.

•	Interest expense on our other debt instruments was $0.2 million for both the 2013 and 2012 Periods.

Estimated patronage dividends.    Estimated patronage dividends for the 2013 Period were $2.4 million, compared to estimated patronage dividends of $1.9 million in the 2012 Period. Estimated patronage dividends for the 2013 and 2012 Periods consisted of the patronage activities from our three patronage earnings divisions: the Southern California Dairy Division, the Pacific Northwest Dairy Division and the Cooperative Division. For the 2013 and 2012 Periods, respectively, we had patronage earnings of $2.2 million and $2.5 million in the Southern California Dairy Division, $0.2 million and $0.3 million in the Pacific Northwest Dairy Division and no patronage earnings for the 2013 Period compared to a $0.9 million loss for the 2012 Period in the Cooperative Division. Patronage dividends produced by the Cooperative Division are distributed annually, historically in cash, Class B and Class E Shares (see Part I, Item 1. “Business – Patronage Dividends” of our Annual Report on Form 10-K for the year ended September 29, 2012 for additional information), while patronage dividends produced by the dairy divisions are paid quarterly, historically in cash.

Income taxes.    Our effective income tax rate was 29.6% for the 2013 Period compared to 43.3% for the 2012 Period. The rate decrease compared to the 2012 Period was due to an increased pre-tax loss and fluctuations in the value of our corporate-owned life insurance.

TWENTY-SIX WEEK PERIOD ENDED MARCH 30, 2013 (“2013 PERIOD”) COMPARED TO THE TWENTY-SIX WEEK PERIOD ENDED MARCH 31, 2012 (“2012 PERIOD”)

Overview of the 2013 Period.    We experienced an overall net sales decrease of $75.9 million, or 4.0%, to $1.838 billion for the 2013 Period as compared to $1.914 billion for the 2012 Period. Our net sales for the Wholesale Distribution segment decreased $77.8 million, or 4.1%, for the comparable 2013 and 2012 Periods. We increased sales through the addition of new customers; however, those sales improvements did not fully offset reduced sales to continuing customers and the loss of sales due to lost customers and store closures. Net sales in our Insurance segment and All Other business activities increased $1.8 million and $0.1 million, respectively, for the comparable twenty-six week period.

Our consolidated operating income decreased $8.0 million to $4.2 million in the 2013 Period compared to $12.2 million in the 2012 Period.

The overall decrease in operating income is summarized in our operating segments and other business activities as follows:

•

Wholesale Distribution Segment:    The Wholesale Distribution segment’s operating income decreased $7.2 million to $4.4 million in the 2013 Period compared to $11.6 million in the 2012 Period. This decrease in earnings was primarily due to a change in sales mix towards lower margin products, decreased inventory holding gains, lower net sales, transition costs resulting from the consolidation of our

Fresno dry warehouse facility into our facilities in Southern and Northern California and an increase in our insurance expense, partially offset by lower employee pension and postretirement benefit expenses, reflecting the favorable impact of employee benefit plan amendments, in addition to a one-time employee postretirement benefit plan curtailment gain recorded in distribution, selling and administrative expenses.

•

Insurance Segment:    Operating income decreased $0.8 million in our Insurance segment to a loss of $0.4 million in the 2013 Period compared to earnings of $0.4 million in the 2012 Period. This decrease was primarily due to an increase in workers compensation reserves for claims exposure related to previous years.

•

All Other:    Operating income in our All Other business activities was $0.2 million in both the 2013 and 2012 Periods. All Other business activities primarily consist of activities conducted through our finance subsidiary.

The following tables summarize the performance of each business segment for the 2013 and 2012 Periods.

Wholesale Distribution Segment

(dollars in thousands)

	Twenty-Six Weeks Ended March 30, 2013		Twenty-Six Weeks Ended March 31, 2012
	Amounts in 000’s	Percent to Net Sales	Amounts in 000’s	Percent to Net Sales	Difference
Gross sales	$1,827,836	—	$1,905,655	—	$(77,819)
Inter-segment eliminations	—	—	—	—	—

Net sales	1,827,836	100.0%	1,905,655	100.0%	(77,819)
Cost of sales	1,683,379	92.1	1,750,102	91.8	(66,723)
Distribution, selling and administrative expenses	140,063	7.7	143,921	7.6	(3,858)

Operating income	$4,394	0.2%	$11,632	0.6%	$(7,238)

Insurance Segment

(dollars in thousands)

	Twenty-Six Weeks Ended March 30, 2013		Twenty-Six Weeks Ended March 31, 2012
	Amounts in 000’s	Percent to Net Sales	Amounts in 000’s	Percent to Net Sales	Difference
Gross sales – premiums earned and investment income	$15,692	—	$13,783	—	$1,909
Inter-segment eliminations	(5,758)	—	(5,667)	—	(91)

Net sales – premiums earned and investment income	9,934	100.0%	8,116	100.0%	1,818
Cost of sales – underwriting expenses	6,637	66.8	3,964	48.8	2,673
Selling and administrative expenses	3,726	37.5	3,742	46.1	(16)

Operating (loss) income	$(429)	(4.3)%	$410	5.1%	$(839)

All Other

(dollars in thousands)

	Twenty-Six Weeks Ended March 30, 2013		Twenty-Six Weeks Ended March 31, 2012
	Amounts in 000’s	Percent to Net Sales	Amounts in 000’s	Percent to Net Sales	Difference
Gross sales	$784	—	$674	—	$110
Inter-segment eliminations	(74)	—	(65)	—	(9)

Net sales	710	100.0%	609	100.0%	101
Selling and administrative expenses	425	59.9	386	63.4	39

Operating income	$285	40.1%	$223	36.6%	$62

Net sales.    Consolidated net sales decreased $75.9 million, or 4.0%, to $1.838 billion in the 2013 Period compared to $1.914 billion for the 2012 Period. Factors impacting net sales are as follows:

•

Wholesale Distribution Segment:    Wholesale Distribution net sales decreased $77.8 million to $1.828 billion in the 2013 Period compared to $1.906 billion for the 2012 Period. Significant components of this decrease are summarized below.

(dollars in millions)
Key Net Sales Changes	Increase (Decrease)
New customers	$8.0
Decrease in net sales to continuing customers	(40.7)
Lost customers	(26.2)
Store closures	(18.9)

Change in net sales	$(77.8)

Similar economic conditions as discussed for the thirteen week period ending March 30, 2013 also impacted our Wholesale Distribution net sales for the twenty-six week period ending March 30, 2013.

•

Insurance Segment:    Net sales, consisting principally of premium revenues and investment income, increased $1.8 million to $9.9 million in the 2013 Period compared to $8.1 million for the 2012 Period. The increase is primarily due to an increase in workers’ compensation premium revenue, resulting from the addition of new policyholders and increased renewal premiums, and an increase in investment income.

•	All Other: Net sales increased $0.1 million to $0.7 million in the 2013 Period compared to $0.6 million in the 2012 Period.

Cost of sales (including underwriting expenses).    Consolidated cost of sales was $1.690 billion for the 2013 Period and $1.754 billion for the 2012 Period and comprised 91.9% and 91.6% of consolidated net sales for the 2013 and 2012 Periods, respectively. Factors impacting cost of sales are as follows:

•

Wholesale Distribution Segment:    Cost of sales decreased by $66.7 million to $1.683 billion in the 2013 Period compared to $1.750 billion in the 2012 Period. As a percentage of Wholesale Distribution net sales, cost of sales was 92.1% and 91.8% for the 2013 and 2012 Periods, respectively.

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

•

Insurance Segment:    Cost of sales primarily consists of claims loss and loss adjustment expenses, underwriting expenses, commissions, premium taxes and regulatory fees. Cost of sales increased $2.6 million to $6.6 million in the 2013 Period compared to $4.0 million in the 2012 Period. The increase is primarily due to additional claims exposure related to new workers’ compensation policies written during the 2013 Period and increased claims exposure for workers’ compensation policies related to previous years. The cost of insurance and the adequacy of loss reserves are impacted by actuarial estimates based on a detailed analysis of health care cost trends, claims history, demographics and industry trends. As a result, the amount of loss reserves and future expenses is significantly affected by these variables and may significantly change, depending on the cost of providing benefits and the results of further legislative action. See additional discussion related to insurance reserves under “Risk Factors – Our insurance reserves may be inadequate if unexpected losses occur.”

Distribution, selling and administrative expenses.    Consolidated distribution, selling and administrative expenses were $144.2 million in the 2013 Period compared to $148.0 million in the 2012 Period, reflecting a decrease of $3.8 million, and comprised 7.8% and 7.7% of net sales for the 2013 and 2012 Periods, respectively. Factors impacting distribution, selling and administrative expenses are as follows:

•

Wholesale Distribution Segment:    Distribution, selling and administrative expenses decreased $3.8 million to $140.1 million in the 2013 Period compared to $143.9 million in the 2012 Period, and comprised 7.7% and 7.6% of Wholesale Distribution net sales for the 2013 and 2012 Periods, respectively.

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

•

Employee Pension and Postretirement Benefits:    During the 2013 Period, we experienced a decline of $4.5 million, or 0.2% as a percent of Wholesale Distribution net sales, in employee pension and postretirement benefit expenses, primarily due to expense reductions resulting from the amendment of several of our employee benefit plans effective December 31, 2012. As a result of these benefit plan amendments, we remeasured the projected pension and accumulated postretirement benefit obligations associated with the plans as of December 31, 2012. Such remeasurement resulted in a $1.8 million reduction of our employee pension and postretirement benefit expenses for the affected plans and the recognition of a one-time curtailment gain of $2.7 million, which was recorded in addition to the net reduction in periodic pension and postretirement benefit cost in distribution, selling and administrative expenses. See Note 7 of “Notes to Consolidated Condensed Financial Statements – Unaudited” in Part I, Item 1. “Financial Statements (Unaudited)” of this Quarterly Report on Form 10-Q for additional discussion.

•

General Expenses:    General expenses decreased $0.5 million, but increased 0.2% as a percent of Wholesale Distribution net sales due to the decline in net sales. During the 2013 Period, we reduced both represented and non-represented labor expenses due to a continued focus on cost reduction. This reduction was partially offset by additional expenses associated with the closure and consolidation of one of our warehouses. We anticipate our warehouse expenses will return to normal levels by the end of our fiscal year.

•	Insurance Segment: Selling and administrative expenses for the Insurance segment were $3.7 million for both the 2013 and 2012 Periods.

•	All Other: Selling and administrative expenses for our All Other business activities were $0.4 million in both the 2013 and 2012 Periods.

Interest.    Interest expense increased $0.4 million to $6.6 million compared to $6.2 million for the 2012 Period and comprised 0.4% and 0.3% of consolidated net sales for the 2013 and 2012 Periods, respectively. Factors impacting interest expense are as follows:

•	Interest expense on our primary debt instruments (as described below) increased $0.5 million to $6.2 million in the 2013 Period compared to $5.7 million in the 2012 Period.

•

Weighted Average Borrowings:    Interest expense decreased $0.4 million from the 2012 Period as a result of lower outstanding debt. Weighted average borrowings decreased by $20.0 million primarily due to decreased inventory levels during the 2013 Period.

•

Interest Rates:    Interest expense increased $0.9 million from the 2012 Period as a result of higher borrowing rates. Our effective borrowing rate for the combined primary debt, made up of the revolving lines of credit for Unified and Grocers Capital Company, and senior secured notes, was 5.0% and 4.3% for the 2013 and 2012 Periods, respectively. The rate increase was due to higher effective rates on Unified’s revolving line of credit and senior secured notes.

Borrowings on Unified’s revolving credit agreement are subject to market rate fluctuations. A 25 basis point change in the market rate of interest over the period would have resulted in a $0.2 million increase or decrease in corresponding interest expense.

•	Interest expense on our other debt instruments was $0.4 million and $0.5 million for the 2013 and 2012 Periods, respectively.

Estimated patronage dividends.    Estimated patronage dividends for the 2013 Period were $5.0 million, compared to estimated patronage dividends of $3.6 million in the 2012 Period. Estimated patronage dividends for the 2013 and 2012 Periods consisted of the patronage activities from our three patronage earnings divisions: the Southern California Dairy Division, the Pacific Northwest Dairy Division and the Cooperative Division. For the 2013 and 2012 Periods, respectively, we had patronage earnings of $4.5 million and $5.0 million in the Southern California Dairy Division, $0.5 million and $0.6 million in the Pacific Northwest Dairy Division and no patronage earnings for the 2013 Period compared to a $2.0 million loss for the 2012 Period in the Cooperative Division. Cooperative Division patronage earnings for the 2013 Period included a reduction of our employee pension and postretirement benefit expenses and a one-time curtailment gain related to employee benefit plan amendments that were offset by a change in sales mix towards lower margin products, decreased inventory holding gains and lower net sales. Patronage dividends produced by the Cooperative Division are distributed annually, historically in cash, Class B and Class E Shares (see Part I, Item 1. “Business – Patronage Dividends” of our Annual Report on Form 10-K for the year ended September 29, 2012 for additional information), while patronage dividends produced by the dairy divisions are paid quarterly, historically in cash.

Income taxes.    Our effective income tax rate was 36.5% for the 2013 Period compared to 18.5% for the 2012 Period. The higher rate for the 2013 Period was due to favorable tax adjustments in a pre-tax loss year for the 2013 Period as compared to favorable tax adjustments in a pre-tax income year for the 2012 Period. The favorable tax adjustments relate to our corporate-owned life insurance and our tax contingencies.

LIQUIDITY AND CAPITAL RESOURCES

We finance our capital needs through a combination of internal and external sources. These sources include cash flows from operations, Member capital and other Member investments, bank borrowings, various types of long-term debt and lease financing.

The acquisition, holding and redemption of our capital shares and making of deposits by our Members, and our policies with respect to such matters, can significantly affect our liquidity and capital resources. Our Bylaws, which may be changed by the Board at its discretion, currently require that each Member own 350 Class A Shares. In addition, we currently require each Member to own such amount of Class B Shares as may be established by the Board. This requirement to own Class B Shares is referred to as the “Class B Share Requirement.” Members who do not satisfy the Class B Share Requirement solely from their holdings of Class B Shares are generally required to make a subordinated deposit (a “Required Deposit”) with us. Member and Non-Member customers may be required to provide us a Credit Deposit in order to purchase products on credit terms established by us. “Credit Deposit” means any non-subordinated deposit that is required to be maintained by a Member or Non-Member customer in accordance with levels established by our credit office from time to time in excess of the amount of the Required Deposit set by the Board. We do not pay interest on Required Deposits or Credit Deposits; however, interest is paid at the prime rate for deposits in excess of a Member’s Required Deposit or Credit Deposit (an “Excess Deposit”). See Part I, Item 1. “Business – Capital Shares,” Part I, Item 1. “Business – Customer Deposits” and Part I, Item 1. “Business – Pledge of Shares and Guarantees” of our Annual Report on Form 10-K for the year ended September 29, 2012 for additional information. Additionally, see “DESCRIPTION OF DEPOSIT ACCOUNTS” in our Amendment No. 1 to Post-Effective Amendment No. 1 to Registration Statement on Form S-1 filed on February 27, 2013, with respect to our offering of Partially Subordinated Patrons’ Deposit Accounts and see “OFFERING OF CLASS A, CLASS B AND CLASS E SHARES” in our Amendment No. 1 to Post-Effective Amendment No. 1 to Registration Statement on Form S-1 filed on February 27, 2013, with respect to our offering of Class A, Class B and Class E Shares for further information.

At March 30, 2013, we had $1.2 million of tendered Class A Shares and $22.6 million of tendered Class B Shares pending redemption, whose redemption is subject to final approval by the Board, and in the case of Class B Shares, subject to the 5% limitation on redemptions contained in our redemption policy (see “DESCRIPTION OF

CAPTIAL STOCK – Redemption Policy” in our Amendment No. 1 to Post-Effective Amendment No. 1 to Registration Statement on Form S-1 filed on February 27, 2013, with respect to our offering of Class A, Class B and Class E Shares for further information).

Our obligations to repay a Member’s Required Deposit on termination of Member status (once the Member’s obligations to us have been satisfied) is reported as a long-term liability within “Members’ and Non-Members’ deposits” on our consolidated condensed balance sheets. Excess Deposits are not subordinated to our other obligations and are reported as short-term liabilities within “Members’ deposits and estimated patronage dividends” on our consolidated condensed balance sheets. At March 30, 2013 and September 29, 2012, we had $7.4 million and $7.5 million, respectively, in “Members’ and Non-Members’ deposits” and $12.4 million and $12.1 million, respectively, in “Members’ deposits and estimated patronage dividends” (of which $10.6 million and $10.7 million, respectively, represented Excess Deposits).

We believe that the combination of cash flows from operations, current cash balances and available lines of credit will be sufficient to service our debt, redeem Members’ capital shares, make income tax payments and meet our anticipated needs for working capital and capital expenditures through at least the next two fiscal years.

CASH FLOW

We generated positive cash flow from operating activities during the twenty-six week 2013 Period. Cash from operations was used for investing and financing activities, including redemption of Members’ capital shares and investing in our infrastructure. We also reinvested proceeds from maturing investments.

As a result of these activities, net cash, consisting of cash and cash equivalents, increased by $0.8 million to $11.9 million as of March 30, 2013 compared to $11.1 million as of September 29, 2012.

The following table summarizes the impact of operating, investing and financing activities on our cash flows for the twenty-six week 2013 and 2012 Periods:

(dollars in thousands)
Summary of Net Increase in Total Cash	2013	2012	Difference
Cash provided by operating activities	$25,263	$27,200	$(1,937)
Cash utilized by investing activities	(18,858)	(18,551)	(307)
Cash utilized by financing activities	(5,641)	(5,747)	106

Total increase in cash	$764	$2,902	$(2,138)

Net cash flows from operating, investing and financing activities decreased by $2.1 million, resulting in a $0.8 million increase in cash for the 2013 Period compared to an increase of $2.9 million in cash for the 2012 Period. The increase in net cash flow for the 2013 Period consisted of cash provided by operating activities of $25.3 million, offset by cash used in investing activities of $18.8 million and financing activities of $5.7 million. The primary factors contributing to the changes in cash flow are discussed below. At March 30, 2013 and September 29, 2012, working capital was $143.1 million and $163.1 million, respectively, and the current ratio was 1.5 at both March 30, 2013 and September 29, 2012.

Operating Activities:    Net cash provided by operating activities decreased by $1.9 million to $25.3 million provided in the 2013 Period compared to $27.2 million provided in the 2012 Period. The decrease in cash provided by operating activities compared to the 2012 Period was attributable to (1) a decrease in long-term liabilities, other between the periods of $2.9 million, primarily attributable to a decrease in pension and postretirement liabilities, (2) an increase in accounts receivable between the periods of $3.5 million, (3) a decrease between the periods in net cash flows related to decreased inventories of $0.9 million, (4) a reduction in net earnings between the periods of $6.7 million, and (5) an adjustment in the 2013 Period to reconcile net (loss) earnings to net cash provided by operating activities of $2.7 million related to the curtailment gain for other postretirement benefit plans. The foregoing decreases of $16.7 million in cash provided were partially offset by (1) a decrease between the periods in cash used to pay accounts payable and accrued liabilities of $10.4 million, (2) a decrease between the periods in cash used to fund pension plan contributions of $2.5 million, (3) a decrease between the periods related to prepaid expenses of $1.6 million, and (4) an increase between the periods in net cash provided by other operating activities of $0.3 million.

Investing Activities:    Net cash utilized by investing activities increased by $0.3 million to $18.8 million for the 2013 Period compared to $18.5 million in the 2012 Period. The increase in cash utilized by investing activities during the 2013 Period as compared to the 2012 Period was due mainly to (1) an increase in capital expenditures between the periods of $2.0 million for the purchase of tractors and (2) an increase in cash used for net notes receivable activities of $1.2 million, reflecting normal fluctuation in loan activity to Members for their inventory and equipment financing, offset by (1) a decrease of $0.7 million in net investment activities by our insurance subsidiaries, consisting of the purchase and sale of securities to replace maturing investments in their portfolios and (2) a decrease in other assets between the periods of $2.2 million, primarily related to the changes in value between the periods of our mutual fund and life insurance policy assets. Spending on investing activities is expected to be funded by existing cash balances, cash generated from operations or additional borrowings.

Financing Activities:    Net cash utilized by financing activities was $5.7 million for the 2013 Period compared to $5.8 million in the 2012 Period. The net decrease of $0.1 million in cash utilized by financing activities for the 2013 Period as compared to the 2012 Period was due to a decrease in cash utilized by Member investment and share activity of $0.5 million. This decrease was partially offset by a net increase in cash utilized of $0.4 million as a result of higher revolver and notes payable repayments and payments of deferred financing fees, reduced by notes payable borrowings in the 2013 Period. See “Outstanding Debt and Other Financing Arrangements” for further discussion regarding our credit facilities and financing arrangements. Future cash used by financing activities to meet capital spending requirements is expected to be funded by our continuing operating cash flow or additional borrowings.

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

CONTRACTUAL OBLIGATIONS AND COMMERCIAL COMMITMENTS

Other than “Other Debt Agreements” discussed below in “Outstanding Debt and Other Financing Arrangements,” there have been no material changes in our contractual obligations and commercial commitments outside the ordinary course of our business during the twenty-six week period ended March 30, 2013. See “Contractual Obligations and Commercial Commitments” discussed in Part II, Item 7. “Management’s Discussion and Analysis of Financial Condition and Results of Operations” of our Annual Report on Form 10-K for the year ended September 29, 2012 for additional information.

OUTSTANDING DEBT AND OTHER FINANCING ARRANGEMENTS

As discussed below, we entered into amendments with both of our senior lenders in March 2013 to provide temporary adjustments on certain loan covenants. The changes were pursued to provide flexibility due to the volatility and uncertainty associated with the prevailing economic environment. Other than discussed below, there have been no material changes in our outstanding debt and other financing arrangements outside the ordinary course of our business during the twenty-six week period ended March 30, 2013. Amounts outstanding related to our secured revolving credit agreement, senior secured notes, Member financing arrangement and other debt agreements are disclosed below. See “Outstanding Debt and Other Financing Arrangements” discussed in Part II, Item 7. “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and Note 5 “Notes Payable” of “Notes to Consolidated Financial Statements” in Part II, Item 8. “Financial Statements and Supplementary Data” of our Annual Report on Form 10-K for the year ended September 29, 2012 for additional information.

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

Our outstanding borrowings under the Agreement decreased to $77.4 million at March 30, 2013 (Eurodollar and Base Rate Loans at a blended average rate of 2.75% per annum) from $90.0 million at September 29, 2012 (Eurodollar and Base Rate Loans at a blended average rate of 2.25% per annum), with access to approximately $197.6 million of additional capital available under the Agreement (based on the amounts indicated above) to fund our continuing operations and capital spending requirements for the foreseeable future.

On March 27, 2013, we entered into the fourth amendment (the “Fourth Amendment”) of the Agreement. The Fourth Amendment raised the Consolidated Total Funded Debt to EBITDAP Ratio (the “Debt Ratio,” as defined) of the Company allowed by the financial covenants in the Agreement for the fiscal quarter ended March 30, 2013 to be no higher than 4.50 to 1 (previously, the maximum Debt Ratio for such fiscal quarter allowed under the Agreement was 3.50 to 1). For subsequent fiscal quarters, the Debt Ratio remains as before the Fourth Amendment. In addition to modifying the Debt Ratio, we will be required to (1) provide monthly consolidated balance sheets and income statements and (2) beginning with the fiscal period ending April 27, 2013, a new monthly borrowing test will be added whereby the total utilization of the Agreement will be limited to the sum of 60% of total accounts receivable and 55% of perpetual inventory for resale.

A copy of the Fourth Amendment was filed as Exhibit 99.2 to the Company’s Current Report on Form 8-K, filed on March 29, 2013. The foregoing description of the Fourth Amendment does not purport to be complete and is qualified in its entirety by reference to the exhibit.

Senior Secured Notes

At March 30, 2013 and September 29, 2012, respectively, we had a total of $102.9 million and $104.8 million outstanding in senior secured notes to certain insurance companies and pension funds (referred to collectively as “John Hancock Life Insurance Company” or “Hancock”) under a note purchase agreement dated September 29, 1999 (as amended, the “Senior Note Agreement”) as amended and restated effective January 6, 2006 and further amended on November 3, 2009.

On March 27, 2013, we entered into the sixth amendment (“Sixth Amendment”) to the Senior Note Agreement. The Sixth Amendment raised the maximum Indebtedness to Consolidated EBITDAP Ratio (the “Indebtedness Ratio,” as defined) of the Company allowed by the financial covenants in the Senior Note Agreement to be no higher than 4.50 to 1 for the fiscal quarter ended March 30, 2013 (previously, the maximum Indebtedness Ratio for such fiscal quarter allowed under the Senior Note Agreement was no higher than 3.75 to 1). For subsequent fiscal quarters, the Indebtedness Ratio remains the same as before the Sixth Amendment. Additionally, the Sixth Amendment provides that if our Indebtedness Ratio calculated for the quarter ended March 30, 2013 or June 29, 2013 exceeds 3.75 to 1, then the interest rate for the Senior Note Agreement will be increased by 1.50% per annum for that fiscal quarter only.

A copy of the Sixth Amendment was filed as Exhibit 99.1 to the Company’s Current Report on Form 8-K, filed on March 29, 2013. The foregoing description of the Sixth Amendment does not purport to be complete and is qualified in its entirety by reference to the exhibit.

Member Financing Arrangement

In fiscal 2010, our wholly-owned finance subsidiary, Grocers Capital Company (“GCC”), entered into a Loan and Security Agreement (the “GCC Loan Agreement”), by and among GCC, the lenders signatory thereto and California Bank & Trust, as Arranger and Administrative Agent. The GCC Loan Agreement matures on September 24, 2013, and the proceeds therefrom will be used to fund loans to our customers and for GCC’s general corporate purposes, including customary financing and operating activities. The GCC Loan Agreement provides for revolving loans and term loans. GCC had revolving loan borrowings of $15.0 million and $5.5 million, both bearing an interest rate of 4.00% (3.25% prime plus 0.75% interest rate margin), outstanding at March 30, 2013 and September 29, 2012, respectively. There were no term loan borrowings outstanding at March 30, 2013 and September 29, 2012.

Other Debt Agreements

During the first half of fiscal 2013, we entered into three note and security agreements for the purchase of tractors. At March 30, 2013, the outstanding loan balance under the three agreements totaled $3.1 million.

REDEMPTION OF CAPITAL STOCK

Our Articles of Incorporation and Bylaws provide that the Board has the absolute discretion to repurchase, or not repurchase, any Class A, Class B or Class E Shares of any outgoing Member regardless of when the membership terminated, and any Class B Shares in excess of the Class B Share Requirement held by a current Member, whether or not the shares have been tendered for repurchase and regardless of when the shares were tendered. The Board considers the redemption of eligible Class A Shares at each board meeting. All other shares eligible for redemption are considered by the Board on an annual basis, usually in December. Class E Shares will only be redeemed upon approval of the Board or upon sale or liquidation of the Company. The Class E Shares, when redeemed, will be redeemed at their stated value of $100 per share. The following table presents our redemption of Class A and Class B Shares during the twenty-six weeks ended March 30, 2013:

Share Class	Date of Redemption	Number of Shares Redeemed	Approximate Value of Shares Redeemed
A	October 11, 2012	2,450	$ 0.8 million
A	December 27, 2012	1,050	$ 0.3 million
B	December 26, 2012	8,867	$ 2.7 million
A	February 27, 2013	700	$ 0.2 million

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

Our net periodic benefit cost for our combined pension and other postretirement benefits was approximately $3.4 million (including the one-time curtailment gain of $2.7 million related to the RMP) and $7.9 million for the twenty-six weeks ended March 30, 2013 and March 31, 2012, respectively. As a result of the amendments described above, we anticipate that our fiscal 2013 combined pension and other postretirement benefits cost will be $6.4 million, a reduction of $11.8 million (comprised of $1.4 million in reduced pension benefit cost and $10.4 million in reduced postretirement benefit cost) compared to our original estimates for fiscal year 2013.

We expect to make estimated minimum contributions to the Unified Cash Balance Plan totaling $7.4 million during fiscal 2013, which is comprised of $3.6 million for the 2013 plan year and $3.8 million for the 2012 plan year. At our discretion, we may contribute in excess of these amounts. Additional contributions, if any, will be based, in part, on future actuarial funding calculations and the performance of plan investments. We contributed zero and $2.6 million to the Unified Cash Balance Plan during the twenty-six weeks ended March 30, 2013 for the 2013 and 2012 plan years, respectively.

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

Additionally, we expected to contribute $0.7 million to the ESPP to fund projected benefit payments to participants for the 2013 plan year. We contributed $1.1 million to the ESPP during the twenty-six weeks ended March 30, 2013 to fund benefit payments to participants for the 2013 plan year. The higher than expected contributions to the ESPP are due to the retirement of employees participating in the ESPP during the 2013 plan year.

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

We have an increasingly concentrated customer base, which has in the past reduced, and may continue in the future to reduce, our margins and expose us to an increase in risk concentration, including in the areas of credit risk and the sudden loss of significant customer business.    Our operating results are highly dependent upon maintaining or growing our sales to our customers. Our largest customer, Smart & Final, Inc., a Non-Member customer, constituted approximately 13% of our total net sales for the twenty-six week period ended March 30, 2013. In recent years, we have seen our sales become increasingly concentrated with our large customers, with our top ten customers having increased from 42% of our total net sales in fiscal 2008 to 46% of our total net sales in fiscal 2012. Our top ten customers constituted approximately 46% of our total net sales for the twenty-six week period ended March 30, 2013. A significant loss in membership or volume by one of our larger customers could have a sudden and material adverse effect on our operating results. For example, in the third quarter of fiscal 2011, we lost one of our top ten customers who represented $144.9 million in net sales for the fifty-two weeks immediately preceding the date they ceased purchasing from us. Between fiscal 2011 and fiscal 2012, this resulted in a loss of $87.2 million in annual net sales, or 2% of total net sales in fiscal 2012. Any other such loss of a large customer, or the loss of a number of smaller customers, could have a material and adverse effect on our net sales. In addition, to the extent we have suffered and may in the future suffer a decline in net sales, our margins and profitability have been and will be further negatively impacted to the extent we are unable to correspondingly reduce our fixed costs, such as warehouses, equipment and headcount. As it is difficult to quickly make significant reductions in fixed costs, if we were to suffer a significant and rapid decline in our net sales, such as from the loss of one or more significant customers, our margins and profitability may be adversely impacted, we may incur losses and our business, financial condition and results of operations could suffer.

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

We are also exposed to concentrations of credit risk related primarily to trade receivables, notes receivable and lease guarantees for certain Members. Our ten customers with the largest accounts receivable balances accounted for approximately 39% of total accounts receivable at both March 30, 2013 and September 29, 2012. These concentrations of credit risk may be affected by changes in economic or other conditions affecting the western United States, particularly Arizona, California, Nevada, Oregon and Washington. We could suffer losses as a result of our concentrated credit risk in the event of a significant adverse change in economic or other conditions.

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

As of March 30, 2013, we believe we have sufficient cash flow from operations and availability under the revolving credit agreement to meet our operating needs, capital spending requirements and required debt repayments through October 8, 2015. However, if access to operating cash or to the revolving credit agreement becomes restricted, we may be compelled to seek alternate sources of cash. We cannot assure that alternate sources will provide cash on terms favorable to us or at all. Consequently, the inability to access alternate sources of cash on terms similar to our existing agreement could adversely affect our operations.

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

The credit and liquidity crisis in the United States and throughout the global financial system triggered substantial volatility in the world financial markets and banking system. As a result, the investment portfolios of the Unified Cash Balance Plan incurred a significant decline in fair value during fiscal 2008. While the values of the investment portfolios of our defined benefit pension plans increased during fiscal 2012 and reflected improvement for the twenty-six weeks ended March 30, 2013, as the values of the plans’ individual investments have and will fluctuate in response to changing market conditions, and the amount of gains or losses that will be recognized in subsequent periods, if any, cannot be determined.

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

Members’ Class A, Class B and Class E Shares are subject to risk of loss.    Class A and Class B Shares are purchased and sold at purchase prices equal to the Exchange Value Per Share at the close of the last fiscal year end prior to the date the shares are purchased or tendered for redemption. Class E Shares are purchased and sold at a value of $100 per share. If a Member were to sell shares at a price that is less than the price at which the shares were purchased, the Member would lose all or a portion of its investment in the Class A, Class B or Class E Shares. See “OFFERING OF CLASS A, CLASS B AND CLASS E SHARES” in our Amendment No. 1 to Post-Effective Amendment No. 1 to Registration Statement on Form S-1 filed on February 27, 2013, with respect to our offering of Class A, Class B and Class E Shares for further information.

If the Board decides in any year to retain a portion of our earnings from our Non-Patronage Business, and not to allocate those earnings to the Exchange Value Per Share, the redemption price of Class A and Class B Shares that are repurchased in the year of such retention and in future years will be reduced.

The requirement that Members invest in our shares and/or make Required Deposits, and the lack of liquidity with respect to such investments and Required Deposits, may make attracting new Members difficult and may cause existing Members to withdraw from membership.    Members are required to meet specific requirements, which include ownership of our capital shares and may include required cash deposits. These investments by

Members are a principal source of our capital, and for the twenty-six weeks ended March 30, 2013, approximately 77% of our net sales were to Members. We compete with other wholesale suppliers who are not structured as cooperatives and therefore have no investment requirements for customers. Our requirements to purchase shares or maintain cash deposits may become an obstacle to retaining existing business and attracting new business. For a discussion of required Member equity investments and deposits, see Part I, Item 1. “Business – Capital Shares” and Part I, Item 1. “Business – Customer Deposits” of our Annual Report on Form 10-K for the year ended September 29, 2012.

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

We are subject to interest rate changes on certain of our notes payable under our credit agreements that may affect the fair value of the notes payable, as well as cash flow and earnings. Based on the notes payable outstanding at March 30, 2013 and the current market condition, a one percent change in the applicable interest rates would impact our annual cash flow and pretax earnings by approximately $0.9 million. See Note 2 of “Notes to Consolidated Condensed Financial Statements – Unaudited” in Part I, Item 1. “Financial Statements (Unaudited)” for additional discussion regarding the fair value of notes payable.

We are exposed to credit risk on accounts receivable through the ordinary course of business and we perform ongoing credit evaluations. Concentration of credit risk with respect to accounts receivable is limited due to the nature of our customer base (i.e., primarily Members). We currently believe our allowance for doubtful accounts is sufficient to cover customer credit risks.

The majority of our investments are held primarily by two of our insurance subsidiaries, and includes obligations of U.S. government corporations and agencies, high quality investment grade corporate bonds, U.S. government treasury securities, U.S. state and municipal securities and common equity securities. The investments held by our insurance subsidiaries, excluding the common equity securities, are generally not actively traded and are valued based upon inputs including quoted prices for identical or similar assets. Collectively, the estimated fair value or market value of these investments continued to exceed their cost during the twenty-six weeks ended March 30, 2013.

Life insurance and mutual fund assets with values tied to the equity markets are impacted by overall market conditions. During the twenty-six weeks ended March 30, 2013, net earnings and net comprehensive earnings experienced an increase corresponding to the increase in life insurance and mutual fund assets, respectively.

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

Changes in internal controls over financial reporting.    Our management, with the participation of our CEO and CFO, has evaluated any changes in our internal control over financial reporting that occurred during the most recent fiscal quarter. Based on that evaluation, our management concluded that no change in our internal control over financial reporting (as defined in Rule 13a-15(f) under the Securities Exchange Act of 1934) occurred during the quarter ended March 30, 2013 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

COMPANY PURCHASES OF EQUITY SECURITIES

Period	Total Number of Shares Purchased	Average Price Paid Per Share
December 30, 2012 – January 26, 2013	— Shares	—
January 27, 2013 – February 23, 2013	— Shares	—
February 24, 2013 – March 30, 2013	700 Class A Shares	$316.11

Total	700 Shares	$316.11

Refer to “Redemption of Capital Stock” in Part I, Item 2 of this Quarterly Report on Form 10-Q for discussion of our share redemptions.

ITEM 3.	DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4.	MINE SAFETY DISCLOSURES

Not applicable.

ITEM 5.	OTHER INFORMATION

None.

ITEM 6.	EXHIBITS

(a)	Exhibits

31.1	Chief Executive Officer Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Chief Financial Officer Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Chief Executive Officer Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Chief Financial Officer Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS*	XBRL Instance Document.

101.SCH*	XBRL Taxonomy Extension Schema Document.

101.CAL*	XBRL Taxonomy Extension Calculation Linkbase Document.

101.DEF*	XBRL Taxonomy Extension Definition Linkbase Document.

101.LAB*	XBRL Taxonomy Extension Label Linkbase Document.

101.PRE*	XBRL Taxonomy Extension Presentation Linkbase Document.

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

UNIFIED GROCERS, INC.

By	/s/ Robert M. Ling, Jr.
Robert M. Ling, Jr. President and Chief Executive Officer (Principal Executive Officer)

By	/s/ Richard J. Martin
Richard J. Martin Executive Vice President, Finance & Administration and Chief Financial Officer (Principal Financial and Accounting Officer)

By	/s/ Randall G. Scoville
Randall G. Scoville Senior Vice President, Accounting and Chief Accounting Officer

Dated: May 7, 2013