Form 10-Q
period 2013-06-29
UNIFIED GROCERS, INC.
filed 2013-08-07
CIK 320431

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR	THE QUARTERLY PERIOD ENDED JUNE 29, 2013

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

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

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date. As of July 27, 2013, the number of shares outstanding was:

Class A: 140,350 shares; Class B: 425,982 shares; Class C: 15 shares; Class E: 251,403 shares

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS (UNAUDITED)

Unified Grocers, Inc. and Subsidiaries

Consolidated Condensed Balance Sheets – Unaudited

(dollars in thousands)

	June 29, 2013	September 29, 2012
Assets

Current assets:
Cash and cash equivalents	$11,027	$11,169
Accounts and current portion of notes receivable, net of allowances of $3,536 and $2,930 at June 29, 2013 and September 29, 2012, respectively	187,967	187,126
Inventories	224,527	247,267
Prepaid expenses and other current assets	19,269	11,023
Deferred income taxes	5,165	5,165

Total current assets	447,955	461,750
Properties and equipment, net	172,886	176,338
Investments	88,660	88,991
Notes receivable, less current portion and net of allowances of $47 and $877 at June 29, 2013 and September 29, 2012, respectively	21,199	16,693
Goodwill	38,997	38,997
Other assets, net	130,636	138,206

Total Assets	$900,333	$920,975

Liabilities and Shareholders’ Equity

Current liabilities:
Accounts payable	$197,047	$218,404
Accrued liabilities	63,891	64,285
Current portion of notes payable	7,235	3,878
Members’ deposits and estimated patronage dividends	11,744	12,109

Total current liabilities	279,917	298,676
Notes payable, less current portion	228,326	196,484
Long-term liabilities, other	236,271	263,411
Members’ and Non-Members’ deposits	7,194	7,475
Commitments and contingencies

Shareholders’ equity:
Class A Shares: 500,000 shares authorized, 140,350 and 149,450 shares outstanding at June 29, 2013 and September 29, 2012, respectively	26,206	27,922
Class B Shares: 2,000,000 shares authorized, 425,982 and 434,598 shares outstanding at June 29, 2013 and September 29, 2012, respectively	77,111	78,411
Class E Shares: 2,000,000 shares authorized, 251,403 and 251,808 shares outstanding at June 29, 2013 and September 29, 2012, respectively	25,140	25,181
Retained earnings – allocated	58,991	77,365
Retained earnings – non-allocated	6,864	6,864

Total retained earnings	65,855	84,229
Receivable from sale of Class A Shares to Members	(316)	(661)
Accumulated other comprehensive loss	(45,371)	(60,153)

Total shareholders’ equity	148,625	154,929

Total Liabilities and Shareholders’ Equity	$900,333	$920,975

The accompanying notes are an integral part of these statements.

Unified Grocers, Inc. and Subsidiaries

Consolidated Condensed Statements of (Loss) Earnings – Unaudited

(dollars in thousands)

	Thirteen Weeks Ended		Thirty-Nine Weeks Ended
	June 29, 2013	June 30, 2012	June 29, 2013	June 30, 2012
Net sales	$939,155	$943,979	$2,777,635	$2,858,359
Cost of sales	870,831	863,851	2,560,847	2,617,917
Distribution, selling and administrative expenses	69,803	70,625	214,017	218,674

Operating (loss) income	(1,479)	9,503	2,771	21,768
Interest expense	(3,378)	(3,271)	(9,984)	(9,426)
Loss on early extinguishment of debt	(9,788)	—	(9,788)	—

(Loss) earnings before estimated patronage dividends and income taxes	(14,645)	6,232	(17,001)	12,342
Estimated patronage dividends	(2,264)	(4,444)	(7,228)	(8,009)

(Loss) earnings before income taxes	(16,909)	1,788	(24,229)	4,333
Income taxes	5,648	(543)	8,316	(1,013)

Net (loss) earnings	$(11,261)	$1,245	$(15,913)	$3,320

The accompanying notes are an integral part of these statements.

Unified Grocers, Inc. and Subsidiaries

Consolidated Condensed Statements of Comprehensive (Loss) Earnings – Unaudited

(dollars in thousands)

	Thirteen Weeks Ended		Thirty-Nine Weeks Ended
	June 29, 2013	June 30, 2012	June 29, 2013	June 30, 2012
Net (loss) earnings	$(11,261)	$1,245	$(15,913)	$3,320
Other comprehensive earnings (loss), net of income taxes:
Unrealized net holding (loss) gain on investments, net of income tax (benefit) expense of $(960) and $(1,277) for the thirteen weeks ended and $(1,418) and $(19) for the thirty-nine weeks ended June 29, 2013 and June 30, 2012, respectively	(1,827)	(2,224)	(2,684)	(98)
Defined benefit pension plans and other postretirement benefit plans: Unrecognized prior service credits arising during the period, and accelerated recognition of existing unrecognized prior service credit and unrecognized gains and losses, as a result of curtailment, net of income tax expense of $ – for the thirteen weeks ended and $9,538 for the thirty-nine weeks ended June 29, 2013	—	—	17,466	—

Comprehensive (loss) earnings	$(13,088)	$(979)	$(1,131)	$3,222

The accompanying notes are an integral part of these statements.

Unified Grocers, Inc. and Subsidiaries

Consolidated Condensed Statements of Cash Flows – Unaudited

(dollars in thousands)

	Thirty-Nine Weeks Ended
	June 29, 2013	June 30, 2012
Cash flows from operating activities:
Net (loss) earnings	$(15,913)	$3,320
Adjustments to reconcile net (loss) earnings to net cash provided by operating activities:
Depreciation and amortization	19,032	19,207
Provision for doubtful accounts	980	992
Loss (gain) on sale of properties and equipment	749	(287)
Gain on curtailment of other postretirement benefit plans	(2,685)	—
Loss on early extinguishment of debt	9,788	—
Pension contributions	(4,429)	(8,034)
(Increase) decrease in assets:
Accounts receivable	(4,176)	(3,774)
Inventories	22,740	37,900
Prepaid expenses and other current assets	(8,246)	(2,694)
Increase (decrease) in liabilities:
Accounts payable	(21,450)	(16,770)
Accrued liabilities	(394)	(1,190)
Long-term liabilities, other	5,967	12,946

Net cash provided by operating activities	1,963	41,616

Cash flows from investing activities:
Purchases of properties and equipment	(8,617)	(11,167)
Purchases of securities and other investments	(38,650)	(46,356)
Proceeds from maturities or sales of securities and other investments	37,261	50,513
Origination of notes receivable	(5,695)	(4,647)
Collection of notes receivable	3,544	4,160
Proceeds from sales of properties and equipment	148	445
Increase in other assets	(7,069)	(14,630)

Net cash utilized by investing activities	(19,078)	(21,682)

Cash flows from financing activities:
Net borrowings (repayments) under secured revolving credit agreements	44,300	(9,000)
Borrowings under notes payable	44,208	—
Repayments of notes payable	(53,309)	(2,790)
Payment of deferred financing fees	(2,799)	(475)
Payment of debt extinguishment costs	(9,608)	—
Decrease in Members’ deposits and estimated patronage dividends	(365)	(1,202)
(Decrease) increase in Members’ and Non-Members’ deposits	(281)	3,302
Decrease in receivable from sale of Class A Shares to Members, net	345	316
Repurchase of shares from Members	(5,778)	(6,177)
Issuance of shares to Members	260	437

Net cash provided (utilized) by financing activities	16,973	(15,589)

Net (decrease) increase in cash and cash equivalents	(142)	4,345
Cash and cash equivalents at beginning of period	11,169	5,117

Cash and cash equivalents at end of period	$11,027	$9,462

Supplemental disclosure of cash flow information:
Cash paid during the period for:
Interest	$9,236	$8,857
Income taxes	$3	$2,676

Supplemental disclosure of non-cash items:
Write-off of unamortized deferred financing fees due to debt extinguishment	$180	$—
Conversion of Class A Shares to Class B Shares	$86	$—

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

The Company’s banking arrangements allow the Company to fund outstanding checks when presented for payment to the financial institutions utilized by the Company for disbursements. This cash management practice frequently results in total issued checks exceeding the available cash balance at a single financial institution. The Company’s policy is to record its cash disbursement accounts with a cash book overdraft in accounts payable. At June 29, 2013 and September 29, 2012, the Company had book overdrafts of $56.3 million and $69.4 million, respectively, classified in accounts payable and included in cash provided by operating activities.

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

Concentration of credit risk.    The Company’s largest customer, Smart & Final, Inc., a Non-Member customer, and the ten largest Member and Non-Member customers (including Smart & Final, Inc.) constituted approximately 14% and 46%, respectively, of total net sales for the thirty-nine week period ended June 29, 2013, and approximately 13% and 46%, respectively, of total net sales for the thirty-nine week period ended June 30, 2012. The Company’s ten customers with the largest accounts receivable balances accounted for approximately 40% and 39% of total accounts receivable at June 29, 2013 and September 29, 2012, respectively. Management believes that receivables are well diversified, and the allowances for doubtful accounts are sufficient to absorb estimated losses.

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

The following table represents the Company’s financial instruments recorded at fair value and the hierarchy of those assets as of June 29, 2013:

(dollars in thousands)
	Level 1	Level 2	Level 3	Total
Money market funds	$2,524	$—	$—	$2,524
Common equity securities	9,828	—	—	9,828
Mutual funds	14,331	—	—	14,331
Corporate securities	—	30,294	—	30,294
Government securities	8,825	26,206	—	35,031
Municipal securities	—	257	—	257

Total	$35,508	$56,757	$—	$92,265

The following table represents the Company’s financial instruments recorded at fair value and the hierarchy of those assets as of September 29, 2012:

(dollars in thousands)
	Level 1	Level 2	Level 3	Total
Money market funds	$2,162	$—	$—	$2,162
Common equity securities	9,148	—	—	9,148
Mutual funds	13,908	—	—	13,908
Corporate securities	—	26,371	—	26,371
Government securities	9,617	30,347	—	39,964
Municipal securities	—	258	—	258

Total	$34,835	$56,976	$—	$91,811

Money market funds are valued based on quoted prices in active markets (Level 1 inputs) and are included in cash and cash equivalents in the Company’s consolidated condensed balance sheets. Common equity securities and mutual funds are valued based on information received from a third party. These assets are valued based on quoted prices in active markets (Level 1 inputs). As of June 29, 2013 and September 29, 2012, respectively, $9.8 million and $9.1 million of common equity securities are included in investments and $14.3 million and $13.9 million of mutual funds are included in other assets in the Company’s consolidated condensed balance sheets. Corporate securities, consisting of high quality investment grade corporate bonds and exchange traded funds, and government and municipal securities, consisting of obligations of U.S. government corporations and agencies, U.S. government treasury securities and U.S. state and municipal bonds, are held by two of the Company’s insurance subsidiaries to fund loss reserves. These assets are valued by the Company based on information received from a third party pricing service. For assets traded in active markets, the assets are valued at quoted bond market prices (Level 1 inputs). For assets traded in inactive markets, the service’s pricing methodology uses observable inputs (such as bid/ask quotes) for identical or similar assets. Assets considered to be similar will have similar characteristics, such as: duration, volatility, prepayment speed, interest rates, yield curves, and/or risk profile and other market corroborated inputs (Level 2 inputs). The Company determines the classification of financial asset groups within the fair value hierarchy based on the lowest level of input into each group’s asset valuation. The financial instruments included in the preceding tables, other than money market funds and mutual funds discussed above, are included in investments in the Company’s consolidated condensed balance sheets at June 29, 2013 and September 29, 2012.

The Company did not have any significant transfers into and out of Levels 1 and 2 during the thirty-nine week period ended June 29, 2013.

Notes payable.    The fair values of borrowings under the Company’s revolving credit facilities are estimated to approximate their carrying amounts due to the short maturities of those obligations. The fair values for other notes payable are based primarily on rates currently available to the Company for debt with similar terms and remaining maturities.

The fair value of notes payable, excluding capital leases, was $233.3 million and $203.2 million compared to their carrying value of $235.6 million and $200.3 million at June 29, 2013 and September 29, 2012, respectively.

The methods and assumptions used to estimate the fair values of the Company’s financial instruments at June 29, 2013 and September 29, 2012 were based on estimates of market conditions, estimates using present value and risks existing at that time (Level 3 inputs). These values represent an approximation of possible value and may never actually be realized.

3.     INVESTMENTS

The amortized cost and fair value of investments are as follows:

(dollars in thousands)
June 29, 2013	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Available for sale securities:
Fixed maturity securities:
U.S. Treasury securities and obligations of U.S. government corporations and agencies	$35,075	$413	$(457)	$35,031
Municipal securities	245	12	—	257
Corporate securities	30,616	217	(539)	30,294

Total fixed maturity securities	65,936	642	(996)	65,582
Equity securities	10,205	29	(406)	9,828

Total available for sale securities	$76,141	$671	$(1,402)	75,410

Common stock, at cost				13,250

Total investments				$88,660

(dollars in thousands)
September 29, 2012	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Available for sale securities:
Fixed maturity securities:
U.S. Treasury securities and obligations of U.S. government corporations and agencies	$39,014	$958	$(8)	$39,964
Municipal securities	245	13	—	258
Corporate securities	25,617	761	(7)	26,371

Total fixed maturity securities	64,876	1,732	(15)	66,593
Equity securities	9,251	273	(376)	9,148

Total available for sale securities	$74,127	$2,005	$(391)	75,741

Common stock, at cost				13,250

Total investments				$88,991

During the interim period ended June 29, 2013 and the fiscal year ended September 29, 2012, the Company did not hold any trading or held-to-maturity securities.

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

Unrealized losses on the Company’s investments in fixed maturity securities were caused by interest rate increases rather than credit quality. Unrealized losses on the Company’s investments in equity securities were caused by market conditions deemed temporary by the Company. Because the Company’s insurance subsidiaries do not intend to sell, nor do they have or anticipate having a regulatory requirement to sell, these investments until recovery of fair value, which may be upon maturity, the Company does not consider these investments to be other-than-temporarily impaired at June 29, 2013.

The table below illustrates the length of time available for sale fixed maturity securities and equity securities, not deemed to be other-than-temporarily impaired, have been in a continuous unrealized loss position at June 29, 2013:

(dollars in thousands)	Less than 12 Months		12 Months or Greater		Total
Description of Securities	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
U.S. Treasury securities and obligations of U.S. government corporations and agencies	$20,788	$451	$284	$6	$21,072	$457
Corporate debt securities	20,056	539	—	—	20,056	539
Equity securities	7,740	226	1,750	180	9,490	406

Total investments	$48,584	$1,216	$2,034	$186	$50,618	$1,402

The table below illustrates the length of time available for sale fixed maturity securities and equity securities, not deemed to be other-than-temporarily impaired, have been in a continuous unrealized loss position at September 29, 2012:

(dollars in thousands)	Less than 12 Months		12 Months or Greater		Total
Description of Securities	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
U.S. Treasury securities and obligations of U.S. government corporations and agencies	$2,643	$8	$—	$—	$2,643	$8
Corporate debt securities	677	7	—	—	677	7
Equity securities	3,164	54	1,607	322	4,771	376

Total investments	$6,484	$69	$1,607	$322	$8,091	$391

Available for sale fixed maturity securities are due as follows:

(dollars in thousands)
June 29, 2013	Amortized Cost	Fair Value
Due in one year or less	$836	$837
Due after one year through five years	35,589	35,702
Due after five years through ten years	16,230	15,748
Due after ten years	13,281	13,295

	$65,936	$65,582

Expected maturities will differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties. Corporate mortgage-backed securities are shown as being due at their average expected maturity dates.

Amounts reported as “due in one year or less” are included in long-term investments, as the Company’s insurance subsidiaries are required to maintain investments in support of regulatory deposit requirements. Hence, investments with maturities less than one year maintained in support of this long-term commitment are generally sold to repurchase investments with longer maturities. As these investments continue to support a long-term commitment obligation related to insurance reserves, the Company classifies such amounts as long-term. At June 29, 2013 and September 29, 2012, the long-term portion of the related insurance reserves of $42.3 million and $36.1 million, respectively, are included in long-term liabilities, other in the Company’s consolidated condensed balance sheets.

Investments carried at fair values of $51.1 million and $45.6 million at June 29, 2013 and September 29, 2012 (which include $0.3 million and $0.3 million recorded in cash and cash equivalents), respectively, are maintained in support of regulatory deposit requirements ($48.3 million and $40.9 million in direct deposit of securities at June 29, 2013 and September 29, 2012, respectively) in compliance with statutory regulations. Investments with fair values of $7.8 million and $7.3 million at June 29, 2013 and September 29, 2012 (which include $0.4 million and $0.1 million recorded in cash and cash equivalents), respectively, are on deposit with regulatory authorities in compliance with statutory regulations. Investments with fair values of $0.9 million at both June 29, 2013 and September 29, 2012 (which include zero recorded in cash and cash equivalents) are on deposit in compliance with collateral requirements on reinsurance arrangements.

Net investment income, which is included in net sales, is summarized as follows:

(dollars in thousands)
	Thirteen Weeks Ended		Thirty-Nine Weeks Ended
	June 29, 2013	June 30, 2012	June 29, 2013	June 30, 2012
Fixed maturity securities	$327	$2,470	$1,061	$3,623
Equity securities	481	43	1,404	468
Cash and cash equivalents	—	—	1	1

	808	2,513	2,466	4,092
Less: investment expenses	(73)	(73)	(219)	(222)

	$735	$2,440	$2,247	$3,870

Equity investments held by the Company that do not have readily determinable fair values are accounted for using the cost or equity methods of accounting. The Company evaluated its equity investments for impairment as of June 29, 2013, and the Company did not consider any of these equity investments to be impaired.

The Company held investments in Western Family Holding Company (“Western Family”) common stock of $9.2 million at both June 29, 2013 and September 29, 2012. Western Family is a private cooperative located in Oregon from which the Company purchases food and general merchandise products. The investment represents approximately an 18% ownership interest at both June 29, 2013 and September 29, 2012. The Company’s ownership percentage in Western Family is based, in part, on the volume of purchases transacted with Western Family. The investment is accounted for using the equity method of accounting.

The Company’s wholly-owned finance subsidiary, Grocers Capital Company (“GCC”), has an investment in National Consumer Cooperative Bank (“NCB”), which operates as a cooperative and therefore its participants are required to own its Class B common stock. The investment in the Class B common stock of NCB, accounted for using the cost method of accounting, aggregated $4.1 million at both June 29, 2013 and September 29, 2012. The Company did not recognize dividend income from NCB in the interim period ended June 29, 2013 or the fiscal year ended September 29, 2012.

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

Management identifies segments based on the information monitored by the Company’s chief operating decision makers to manage the business and, accordingly, has identified the following two reportable segments:

•

The Wholesale Distribution segment includes the results of operations from the sale of groceries and general merchandise products to both Members and Non-Members, including a broad range of branded and corporate brand products in nearly all the categories found in a typical supermarket, including dry grocery, frozen food, deli, meat, dairy, eggs, produce, bakery, ethnic, gourmet, specialty foods, natural and organic, general merchandise and health and beauty care products. Support services (other than insurance and financing), including merchandising, retail pricing, advertising, promotional planning, retail technology, equipment purchasing and real estate services, are reported in the Wholesale Distribution segment. As of, and for the thirty-nine weeks ended, June 29, 2013, the Wholesale Distribution segment collectively represented approximately 84% of the Company’s total assets, and 99% of total net sales.

Non-perishable products consist primarily of dry grocery, frozen food, deli, ethnic, gourmet, specialty foods, natural and organic, general merchandise and health and beauty care products. They also include (1) retail support services and (2) products and shipping services provided to Non-Member customers through Unified International, Inc. Perishable products consist primarily of service deli, service bakery, meat, eggs, produce, bakery and dairy products. Net sales within the Wholesale Distribution segment include $608.7 million and $637.4 million, or 65.2% and 68.0% of total Wholesale Distribution segment net sales, for the thirteen weeks ended June 29, 2013 and June 30, 2012, respectively, attributable to sales of non-perishable products, and $325.1 million and $300.0 million, or 34.8% and 32.0% of total Wholesale Distribution segment net sales, for the thirteen weeks ended June 29, 2013 and June 30, 2012, respectively, attributable to sales of perishable products. Net sales within the Wholesale Distribution segment include $1.859 billion and $1.958 billion, or 67.3% and 68.9% of total Wholesale Distribution segment net sales, for the thirty-nine weeks ended June 29, 2013 and June 30, 2012, respectively, attributable to sales of non-perishable products, and $902.7 million and $885.1 million, or 32.7% and 31.1% of total Wholesale Distribution segment net sales, for the thirty-nine weeks ended June 29, 2013 and June 30, 2012, respectively, attributable to sales of perishable products. Wholesale Distribution segment net sales also include revenues attributable to the Company’s retail support services, which comprised less than 1% of total Wholesale Distribution segment net sales, for each of the foregoing respective periods.

•

The Insurance segment includes the results of operations for the Company’s three insurance subsidiaries (Unified Grocers Insurance Services, Springfield Insurance Company and Springfield Insurance Company, Limited). These subsidiaries provide insurance and insurance-related products, including workers’ compensation and liability insurance policies, to both the Company and its customers. Unified Grocers Insurance Services is an insurance agency that places business with insurance carriers, both non-affiliated and Springfield Insurance Company. Springfield Insurance Company, Limited is a captive re-insurer for Springfield Insurance Company. Unified Grocers Insurance Services is a licensed insurance agency in Alaska, Arizona, California, Idaho, New Mexico, Nevada, Oregon, Texas, Washington and Utah. Springfield Insurance Company is a licensed insurance carrier in Arizona, California, Colorado, Idaho, Montana, New Mexico, Nevada, Oregon, Texas, Washington, Wyoming and Utah. Springfield Insurance Company, Limited is a licensed insurance carrier in the Commonwealth of Bermuda. As of, and for the thirty-nine weeks ended, June 29, 2013, the Company’s Insurance segment collectively accounted for approximately 13% of the Company’s total assets, and 1% of total net sales.

The All Other category includes the results of operations for the Company’s other support businesses, including its finance subsidiary, whose services are provided to a common customer base, none of which individually meets the quantitative thresholds of a reportable segment. As of, and for the thirty-nine weeks ended, June 29, 2013, the All Other category collectively accounted for approximately 3% of the Company’s total assets, and less than 1% of total net sales.

Information about the Company’s operating segments is summarized below.

(dollars in thousands)
	Thirteen Weeks Ended		Thirty-Nine Weeks Ended
	June 29, 2013	June 30, 2012	June 29, 2013	June 30, 2012
Net sales
Wholesale distribution	$933,799	$937,430	$2,761,635	$2,843,085
Insurance	7,955	9,197	23,647	22,980
All other	329	310	1,113	984
Inter-segment eliminations	(2,928)	(2,958)	(8,760)	(8,690)

Total net sales	$939,155	$943,979	$2,777,635	$2,858,359

Operating (loss) income
Wholesale distribution	$3,517	$7,802	$7,911	$19,434
Insurance	(5,152)	1,628	(5,581)	2,038
All other	156	73	441	296

Total operating (loss) income	(1,479)	9,503	2,771	21,768

Interest expense	(3,378)	(3,271)	(9,984)	(9,426)
Loss on early extinguishment of debt	(9,788)	—	(9,788)	—
Estimated patronage dividends	(2,264)	(4,444)	(7,228)	(8,009)
Income taxes	5,648	(543)	8,316	(1,013)

Net (loss) earnings	$(11,261)	$1,245	$(15,913)	$3,320

Depreciation and amortization
Wholesale distribution	$6,124	$6,452	$18,680	$18,904
Insurance	85	92	310	261
All other	14	14	42	42

Total depreciation and amortization	$6,223	$6,558	$19,032	$19,207

Capital expenditures
Wholesale distribution	$1,975	$2,024	$8,417	$6,555
Insurance	116	4,600	200	4,612
All other	—	—	—	—

Total capital expenditures	$2,091	$6,624	$8,617	$11,167

Identifiable assets at June 29, 2013 and June 30, 2012
Wholesale distribution	$757,955	$763,808	$757,955	$763,808
Insurance	114,286	110,841	114,286	110,841
All other	28,092	25,429	28,092	25,429

Total identifiable assets	$900,333	$900,078	$900,333	$900,078

5.     NOTES PAYABLE

The Company entered into amendments with both of its senior lenders in June 2013 to refinance the Company’s senior credit facilities. The refinancing included both the amendment and restatement of the existing revolving credit facility together with the pay-down of approximately half of the Company’s higher rate senior secured notes.

Amendment and Restatement of Credit Facility

On June 28, 2013, the Company entered into an Amended and Restated Credit Agreement dated as of June 28, 2013 (the “Credit Agreement”), among the Company, the lenders party thereto, Wells Fargo Bank, National Association, as administrative agent (“Administrative Agent”), and the other agents party thereto. The Credit Agreement amends and restates the existing credit agreement dated as of October 8, 2010, as amended, restated, supplemented or otherwise modified from time to time prior to June 28, 2013 (the “Prior Credit Agreement”). The Credit Agreement provides for a revolving credit facility with total commitments in the principal amount of $275 million (the “Revolver”) and a term loan in the amount of $40.9 million (the “Term Loan”).

Borrowings under the Revolver may be made as revolving loans, swing line loans or letters of credit. Certain capitalized terms used in this description of the Credit Agreement have the meanings given to them in the Credit Agreement.

The aggregate commitments under the Credit Agreement may be increased from time to time, either through any of the existing lenders increasing its commitment or by means of the addition of new lenders, up to a maximum commitment of $400 million. While the consent of the lenders as a group is not required to any such increase, no lender is required to increase its own commitment to the Credit Agreement.

The Credit Agreement matures the earlier of June 28, 2018 (“Original Maturity Date”), or 90 days prior to the scheduled January 1, 2016 maturity (as such scheduled maturity date may be extended) under a note purchase agreement dated September 29, 1999 (as amended, the “Senior Note Agreement”) as amended and restated effective January 6, 2006 and further amended on November 3, 2009, among the Company and the current noteholders (the “Noteholders”) and John Hancock Life Insurance Company (U.S.A.) (“John Hancock”), acting in its capacity as collateral agent for the Noteholders (collectively, the “Hancock Debt”), unless the Hancock Debt has been repaid, refinanced (including by exchange) or defeased. The purpose of the Revolver is to finance working capital and other general corporate needs, which may include capital expenditures and Permitted Acquisitions. The purpose of the Term Loan is for the repayment of a portion of the Hancock Debt, and for payment of fees and expenses related to the payment of the Hancock Debt. The Term Loan is subject to prepayment, if any appraisal of the Term Loan Real Estate shows the outstanding balance of the Term Loan exceeds 60% of the appraised value of the Term Loan Real Estate, in the amount of such excess. See Item 1.01. “Entry into a Material Definitive Agreement – Amendment and Restatement of Credit Facility” of our Current Report on Form 8-K, filed on July 5, 2013, for additional information.

The Credit Agreement is an amended and restated agreement of the Prior Credit Agreement. Therefore, in accordance with ASC section 470-50-40 Debt – Modification and Extinguishments – Derecognition (“ASC 470”), the Company will treat the Credit Agreement as a modification of debt. Accordingly, unamortized deferred financing fees pertaining to the Prior Credit Agreement will be amortized through the Original Maturity Date of the Credit Agreement.

The Company’s outstanding revolver borrowings under the Credit Agreement increased to $124.8 million at June 29, 2013 (Base Rate Loans at a rate of 4.25% per annum) from $90.0 million at September 29, 2012 (Eurodollar and Base Rate Loans at a blended average rate of 2.25% per annum). The Company’s outstanding term loan borrowings under the Credit Agreement were $40.9 million at June 29, 2013 (Base Rate Loans at a rate of 4.25% per annum) and zero at September 29, 2012.

Amendment of Senior Notes with Partial Repayment

On June 28, 2013, the Company entered into the seventh amendment (“Seventh Amendment”) to the Senior Note Agreement, with the Noteholders and John Hancock, acting in its capacity as collateral agent for the Noteholders. Certain capitalized terms used in this description of the Seventh Amendment have the meanings given to them in the Seventh Amendment. The Seventh Amendment releases the liens held by the Noteholders on certain real properties (the mechanized distribution center in Commerce, California and the dairy facility in Los Angeles, California) of the Company, provides for modifications to and deletions of certain financial covenants, including the deletion of a financial covenant that had been previously provided for relating to the maximum permitted Indebtedness to Consolidated EBITDAP Ratio. The released properties now are collateral security for the lenders party to the Credit Agreement. In exchange, the Company paid the Noteholders $50 million plus all accrued and unpaid interest on the prepayment and a Make-Whole Amount of $9.4 million as calculated per the Senior Note Agreement, as well as an amendment fee of 0.5% of the outstanding principal balance of the Hancock Debt after giving effect to the prepayment contemplated by the Seventh Amendment. The prepayment was applied first to the Tranche C Notes (paid in full) with the remainder applied to the Tranche B Notes. The Seventh Amendment increases the fixed interest rate, effective July 1, 2013, for the Tranche A Notes to 7.907% per annum until the maturity date. The fixed interest rate for the unpaid portion of the Tranche B Notes, effective July 1, 2013, will increase to 7.171% per annum until the maturity date. See Item 1.01. “Entry into a Material Definitive Agreement – Amendment of Senior Notes with Partial Repayment” of our Current Report on Form 8-K, filed on July 5, 2013, for additional information.

At June 29, 2013 and September 29, 2012, respectively, the Company had a total of $52.0 million and $104.8 million outstanding in Hancock Debt.

In accordance with FASB ASC section 405-20-40 – Liabilities – Extinguishments of Liabilities – Derecognition (“ASC 405”), the Company will treat the prepayment of $50 million for the Hancock Notes as early debt extinguishment, as the Company will be released from further obligation for that portion of the Hancock Debt. As indicated above, due to the prepayment of the Hancock Debt, the Company incurred a Make-Whole Amount of $9.4 million. Additionally, the Company had $0.4 million of unamortized fees associated with the Hancock Debt and incurred an additional $0.3 million of fees related to the Seventh Amendment. As a result of the extinguishment of the liability and in accordance with ASC 405, the Company recorded a loss on early debt extinguishment of $9.8 million during the third quarter of fiscal year 2013. This amount is comprised of the $9.4 million Make-Whole Amount plus a pro-rata portion (percentage of early debt prepayment to total debt) of (1) unamortized fees associated with the prepayment of the Hancock Debt ($0.2 million) and (2) new fees related to the Seventh Amendment of $0.2 million. These amounts are included within a separate line item in the Company’s Consolidated Condensed Statements of (Loss) Earnings following interest expense.

6.     SHAREHOLDERS’ EQUITY

During the thirty-nine week period ended June 29, 2013, the Company issued 350 Class A Shares with an issuance value of $0.1 million. The Company also redeemed 9,100 Class A Shares with a redemption value of $2.9 million. During the thirty-nine week period ended June 29, 2013, the Company issued 601 Class B Shares with an issuance value of $0.2 million. The Company also redeemed 9,567 Class B Shares with a redemption value of $2.9 million. The Company also converted 350 Class A Shares with an issuance value of $0.1 million to Class B Shares during the thirty-nine week period ended June 29, 2013. Typically, a conversion of Class A Shares to Class B Shares occurs when Members combine or a Member purchases another Member, and in order to avoid duplicative holding of Class A Shares, the additional Class A Shares acquired as a result of such activities are converted into Class B Shares. Class E Shares become eligible for redemption at the discretion of the Board at a price of $100 per share ten years after their issuance date, with the outstanding Class E Shares becoming eligible for redemption between the end of fiscal 2013 and the end of fiscal 2018. The Company repurchased 405 Class E Shares at a price of $37 thousand during the thirty-nine week period ended June 29, 2013. The Class E Share repurchases were made in advance of redemption eligibility on terms negotiated with former Members who were in bankruptcy or liquidation.

7.     CONTINGENCIES

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

The Company also sponsors an Executive Salary Protection Plan (“ESPP”) for the executive officers of the Company that provides supplemental post-termination retirement income based on each participant’s salary and years of service as an officer of the Company. Funds are held in a rabbi trust for the ESPP consisting primarily of life insurance policies reported at cash surrender value and mutual fund assets consisting of various publicly-traded mutual funds reported at estimated fair value based on quoted market prices. In accordance with ASC Topic 710, “Compensation – General,” the assets and liabilities of a rabbi trust must be accounted for as if they are assets and liabilities of the Company. In addition, all earnings and expenses of the rabbi trust are reported in the Company’s consolidated condensed statement of (loss) earnings. The cash surrender value of such life insurance policies aggregated to $18.2 million and $16.8 million at June 29, 2013 and September 29, 2012, respectively, and are included in other assets in the Company’s consolidated condensed balance sheets. Mutual funds reported at their estimated fair value of $14.3 million and $13.9 million at June 29, 2013 and September 29, 2012, respectively, are included in other assets in the Company’s consolidated condensed balance sheets. The related accrued benefit cost (representing the Company’s benefit obligation to participants) of $41.4 million and $46.0 million at June 29, 2013 and September 29, 2012, respectively, is recorded in long-term liabilities, other in the Company’s consolidated condensed balance sheets. The assets held in the rabbi trust are not available for general corporate purposes. The rabbi trust is subject to creditor claims in the event of insolvency. The trust assets are excluded from ESPP plan assets as they do not qualify as plan assets under ASC Topic 715, “Compensation – Retirement Benefits.”

The Company sponsors other postretirement benefit plans that provide certain medical coverage to retired non-union employees and provide unused sick leave benefits for certain eligible non-union and union employees. Those plans are not funded.

In December 2012, the Company amended several of its employee benefit plans. The Company amended the Unified Grocers, Inc. Executive Insurance Plan (“EIP”) and the Unified Grocers, Inc. Officer Retiree Medical Plan to close the plans to new entrants as of September 30, 2012. Accordingly, no employee that is either hired or becomes an officer on or after such date can become a participant or recommence participation in either plan. The Company also amended the ESPP for executive officers to close the eligibility provisions of the ESPP to new entrants as of September 30, 2012 (the “Freeze Date”); accordingly, no employee that is either hired or becomes an officer on or after the Freeze Date can become a participant or recommence participation in the ESPP. Additionally, benefit accruals under the ESPP were frozen for officers who have already attained a 65% gross benefit accrual (generally attained after fifteen (15) or more years of service under the ESPP) as of September 30, 2012; accordingly, no such officers will accrue further gross benefits under the ESPP after the Freeze Date. For officers participating in the ESPP as of the Freeze Date who had less than a 65% gross benefit accrual, such officers will continue to accrue gross benefits under the ESPP until they reach a 65% gross benefit accrual. Lastly, in connection with freezing the benefit accrual under the ESPP, a participant’s gross accrued benefit will not consider any compensation earned by the participant after the Freeze Date, which effectively freezes the final pay and final average pay formulas under the plan at the September 30, 2012 levels.

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

In May 2013, the EIP was amended and restated effective as of June 1, 2013. The EIP previously provided a life insurance benefit under the current whole life insurance policy for covered, active officers of three times their annual salary. For officers who were active on or after June 1, 2013, the EIP, as amended, provides a life insurance benefit of one and one-half times their annual salary up to $1.2 million (reducing to 50% of the original amount at age 70) through group term life insurance. The group term life insurance coverage terminates upon retirement. For active officers who were covered by the EIP as of the beginning of fiscal 2013, the EIP, as amended, also provides an additional fixed life insurance benefit amount, payable upon the participant’s death to their designated beneficiaries, based on such participant’s position with the Company as of June 1, 2013 as follows: $1,000,000 for the chief executive officer, $500,000 for executive vice president, $400,000 for senior vice presidents and $300,000 for vice presidents. Such fixed life insurance benefit amounts will not be adjusted for future promotions or increases in salary. Eligible participants who were covered by the whole life insurance policy and retired prior to June 1, 2013 are unaffected by the amendment and are covered under the prior formula of one and one-half times their annual salary in their final year of employment.

The Company concluded that the modifications to the EIP do not warrant remeasurement of the EIP during the third quarter of fiscal year 2013. The EIP will be remeasured as part of the Company’s year-end actuarial valuation, and any resulting adjustment to the accumulated postretirement benefit obligation will be made at that time.

Effective June 1, 2013, the Company implemented a supplemental retirement plan for a “select group of management or highly compensated employees that are at the Vice President level and above” of the Company under the Unified Grocers, Inc. Supplemental Executive Retirement Plan (the “SERP”). The SERP provides participating officers with supplemental retirement income in addition to the benefits provided under the Company’s Cash Balance and 401(k) plans.

The SERP is a non-qualified defined contribution type plan under which benefits are derived based on a notional account balance to be funded by the Company for each participating officer. The account balance will be credited each year with a Company contribution based on the officer’s compensation, calculated as base salary plus bonus, earned during a fiscal year and the officer’s executive level at the end of the fiscal year. Plan participants may select from a variety of investment options (referred to as “Measurement Funds” in the plan document) concerning how the contributions are hypothetically invested, similar to the Company’s non-qualified deferred compensation plan. Assets of the SERP (i.e., the participants’ account balances) will not be physically invested in the investments selected by the participants; rather, the Measurement Funds are utilized “for the purpose of debiting or crediting additional amounts” to each participant’s account.

Upon termination of employment or death, the participant’s vested account balance will be payable over a period of from 5 to 15 years, or immediately following a change in control, as elected by the participant upon entry into the SERP. Vesting is based on years of service as an officer at the rate of 20% per year. After 5 years of service as an officer or following a change in control, the account will be 100% vested. An account may be forfeited in the event a participant is terminated for cause or engages in activity in competition with the Company. For those participants active in the ESPP at September 29, 2012 who were selected to participate in the SERP, they will receive one year of vesting credit for each year of service credited in the ESPP plus an additional eight months for the period from September 30, 2012 to June 1, 2013.

The SERP is accounted for pursuant to FASB ASC section 715-70, Compensation – Retirement Benefits – Defined Contribution Plans (“ASC 715-70”). The SERP qualifies as a defined contribution plan, whereby participants are credited with a contribution to an account and will receive, upon separation, a benefit based upon the vested amount accrued in their account, which includes the Company’s contributions plus or minus the increase or decrease in the fair market value of the hypothetical investments (Measurement Funds) selected by the participant. ASC 715-70 requires companies to record, on a periodic basis, that portion of a company’s contribution earned during the period by the participants (the “Expense”). The Company will accrue the Expense under the assumption that all participants in the SERP will achieve full vesting (five years of service). As of June 29, 2013, the Company accrued $0.2 million in related benefit cost recorded in long-term liabilities, other in the Company’s consolidated condensed balance sheets.

Effective June 1, 2013, the Company implemented the Unified Grocers, Inc. Long-Term Incentive Plan (“LTIP”) to align, motivate and reward executives for their contributions to the long-term financial success and growth of the Company. This long-term plan, in conjunction with the short-term focus of the Company’s annual bonus plan, is designed to link long-term value creation for the Company’s member shareholders with the short-term annual performance by the Company. The LTIP also serves as an additional component to a competitive total compensation package designed to attract and retain talented executives.

The LTIP is offered to a select group of officers of the Company, Vice-President and higher (the “Participants”), and participation may be further constrained or increased at the discretion of the Company’s Compensation Committee. Participants are awarded with a certain number of Appreciation Units (defined below) on an annual basis (the “Award”); however, an Award in one year does not ensure that a Participant will receive an Award in subsequent years. Each Award participates in a four-year cycle (“Performance Cycle”), which is based on consecutive fiscal years of the Company, and the amount paid to a Participant, if any, is determined at the end of the Award’s Performance Cycle and is payable prior to December 31st of the year in which the Performance Cycle ends. In fiscal 2013, LTIP Awards were offered to Vice-Presidents and higher who held such positions as of September 29, 2012. Officers who became Vice-Presidents or were hired subsequent to that date were not eligible to participate in the

2013 Performance Cycle. The Company may impose a vesting schedule on a Participant’s Award, which is based on the Participant’s continuous employment with the Company during the Award’s Performance Cycle.

An “Appreciation Unit” refers to a notional unit that grants Participants the contractual right to receive the positive difference, if any, between the Maturity Value of the unit on its Maturity Date and the Base Value (capitalized terms defined below) assigned to the unit at the beginning of the Performance Cycle. The Maturity Date is the date on which a Participant’s vested Appreciation Unit is deemed to mature, which is the earlier of (a) the last day of the Performance Cycle or (b) a change in control of the Company. The Base Value is equal to the Exchange Value Per Share, as calculated from the Company’s financial statements (see Part I, Item 1. “Business – Capital Shares” of the Company’s Annual Report on Form 10-K for the year ended September 29, 2012 for additional information), for the fiscal year ending immediately prior to the Performance Cycle. The Maturity Value is equal to the Exchange Value Per Share plus Cumulative Co-op Patronage Dividends (defined below), plus Cumulative Cash Dividends (the total of cash dividends paid, excluding patronage dividends, as reported in the Company’s fiscal year-end financial statements), plus Cumulative Non-allocated Retained Earnings (defined below), as calculated from the Company’s financial statements for the Performance Cycle assigned to the Appreciation Unit. The difference is then multiplied by the number of vested Appreciation Units awarded for the Performance Cycle that remain outstanding on the Maturity Date. Cumulative Co-op Patronage Dividends are the sum of the Cooperative Division’s patronage earnings divided by the number of Class A and B Shares used in the calculation of the Exchange Value Per Share for each year in the Performance Cycle. Cumulative Co-op Patronage Dividends do not include Dairy Division patronage dividend amounts. The Cumulative Non-allocated Retained Earnings amount is the sum of the total increase or decrease in non-allocated retained earnings for a fiscal year divided by the number of Class A and B Shares used in the calculation of the Exchange Value Per Share for each year in the Performance Cycle.

Based on the Company’s calculations relative to the 2013 Performance Cycle, the Company estimates there will be no LTIP compensation expense for the 2013 Performance Cycle to be recorded in fiscal year 2013.

The components of net periodic cost for pension and other postretirement benefits for the respective thirteen and thirty-nine weeks ended June 29, 2013 and June 30, 2012 consist of the following:

(dollars in thousands)
	Pension Benefits				Other Postretirement Benefits
	Thirteen Weeks Ended		Thirty-Nine Weeks Ended		Thirteen Weeks Ended		Thirty-Nine Weeks Ended
	June 29, 2013	June 30, 2012	June 29, 2013	June 30, 2012	June 29, 2013	June 30, 2012	June 29, 2013	June 30, 2012
Service cost	$2,041	$1,942	$6,255	$5,826	$53	$380	$492	$1,142
Interest cost	2,912	3,162	8,792	9,484	339	630	1,292	1,890
Expected return on plan assets	(3,661)	(3,167)	(10,983)	(9,503)	—	—	—	—
Amortization of prior service (credit) cost	(4)	2	(5)	8	(2,131)	(246)	(4,509)	(740)
Recognized actuarial loss (gain)	1,709	1,302	5,416	3,908	237	(77)	800	(231)
One-time curtailment gain	—	—	—	—	—	—	(2,686)	—

Net periodic benefit cost (income)	$2,997	$3,241	$9,475	$9,723	$(1,502)	$687	$(4,611)	$2,061

The Company’s funding policy is to make contributions to the Unified Cash Balance Plan in amounts that are at least sufficient to meet the minimum funding requirements of applicable laws and regulations, but no more than amounts deductible for federal income tax purposes. The Company expects to make estimated minimum contributions to the Unified Cash Balance Plan totaling $7.4 million during fiscal 2013, which is comprised of $3.6 million for the 2013 plan year and $3.8 million for the 2012 plan year. At its discretion, the Company may contribute in excess of these amounts. Additional contributions, if any, will be based, in part, on future actuarial funding calculations and the performance of plan investments. The Company contributed $1.8 million and $2.6 million to the Unified Cash Balance Plan during the thirty-nine weeks ended June 29, 2013 for the 2013 and 2012 plan years, respectively.

Additionally, the Company expected to contribute $0.7 million to the ESPP to fund projected benefit payments to participants for the 2013 plan year. The Company contributed $3.1 million to the ESPP during the thirty-nine weeks ended June 29, 2013 to fund benefit payments to participants for the 2013 plan year. The higher than expected contributions to the ESPP are due to the retirement of employees participating in the ESPP during the 2013 plan year.

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

9.     RELATED PARTY TRANSACTIONS

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

On April 22, 2013, GCC entered into two five-year note agreements totaling $0.3 million with Focus on Fresh, LLC, a Member affiliated with Michael S. Trask, a director of the Company (“Focus on Fresh”), at an interest rate of 4.25%. At June 29, 2013, the outstanding loan balance under the two agreements totaled $0.3 million.

A supply agreement with Focus on Fresh became effective in April 2013. The agreement will expire in the later of April 2018 or one year following payment in full of all loan obligations.

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

10.     RECENTLY ADOPTED AND RECENTLY ISSUED AUTHORITATIVE ACCOUNTING GUIDANCE

In July 2013, the FASB issued ASU No. 2013-11, “Income Taxes (Topic 740): Presentation of an Unrecognized Tax Benefit When a Net Operating Loss Carryforward, a Similar Tax Loss, or a Tax Credit Carryforward Exists” (“ASU No. 2013-11”). ASU No. 2013-11 requires that an unrecognized tax benefit, or a portion of an unrecognized tax benefit, be presented in the financial statements as a reduction to a deferred tax asset for a net operating loss carryforward, a similar tax loss, or a tax credit carryforward if such asset is available. The assessment of whether a deferred tax asset is available is based on the unrecognized tax benefit and deferred tax asset that exist at the reporting date and should be made presuming disallowance of the tax position at the reporting date. ASU No. 2013-11 is effective for fiscal years, and interim periods within those years, beginning after December 15, 2014. The Company will adopt ASU No. 2013-11 commencing in the first quarter of fiscal 2016. The Company is currently assessing the impact this standard may have on its consolidated financial statements.

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

11.     SUBSEQUENT EVENTS

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

We believe our properties are generally in good condition, well maintained, suitable and adequate to carry on our business as presently conducted.

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

Our insurance subsidiaries invest a significant portion of premiums received in fixed maturity securities and equity securities to fund loss reserves. As a result, our operating performance may be impacted by the performance of these investments. The majority of our investments (approximately 85% at June 29, 2013) are held by two of our insurance subsidiaries, and include obligations of U.S. government corporations and agencies, high quality investment grade corporate bonds, U.S. government treasury securities, U.S. state and municipal securities and common equity securities. The investments held by our insurance subsidiaries, excluding the common equity securities, are generally not actively traded and are valued based upon inputs including quoted prices for identical or similar assets. Collectively, the estimated fair value or market value of these investments declined below their cost during the thirty-nine weeks ended June 29, 2013, although the decrease in value of these investments is deemed by management to be temporary in nature. Approximately 10% of our investments are held by our Wholesale Distribution segment, which consists primarily of Western Family Holding Company (“Western Family”) common stock. Western Family is a private cooperative located in Oregon from which we purchase food and general merchandise products. Approximately 5% of our investments are held by our other support businesses and consist of an investment by our wholly-owned finance subsidiary in National Consumer Cooperative Bank (“NCB”). NCB operates as a cooperative and therefore its participants are required to own its Class B common stock.

We invest in life insurance policies (reported at cash surrender value) and various publicly-traded mutual funds (reported at estimated fair value based on quoted market prices) to fund obligations pursuant to our Executive Salary Protection Plan and deferred compensation plan (see Note 8 of “Notes to Consolidated Condensed Financial Statements – Unaudited” in Part I, Item 1. “Financial Statements (Unaudited)” of this Quarterly Report on Form 10-Q for additional discussion). Life insurance and mutual fund assets with values tied to the equity markets are impacted by overall market conditions. During the thirty-nine weeks ended June 29, 2013, net earnings and net comprehensive earnings experienced an increase corresponding to the increase in life insurance and mutual fund assets, respectively.

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

	Thirteen Weeks Ended			Thirty-Nine Weeks Ended
Fiscal Period Ended	June 29, 2013	June 30, 2012	% Change	June 29, 2013	June 30, 2012	% Change
Net sales	100.0%	100.0%	(0.5)%	100.0%	100.0%	(2.8)%
Cost of sales	92.8	91.5	0.8	92.2	91.6	(2.2)
Distribution, selling and administrative expenses	7.4	7.5	(1.2)	7.7	7.7	(2.1)

Operating (loss) income	(0.2)	1.0	(115.6)	0.1	0.7	(87.3)
Interest expense	(0.4)	(0.3)	3.3	(0.4)	(0.3)	5.9
Loss on early extinguishment of debt	(1.0)	—	*	(0.4)	—	*
Estimated patronage dividends	(0.2)	(0.5)	(49.1)	(0.3)	(0.3)	(9.8)
Income taxes	0.6	(0.1)	(1,140.1)	0.3	—	(920.9)

Net (loss) earnings	(1.2)%	0.1%	(1,004.5)%	(0.7)%	0.1%	(579.3)%

*	not calculable

THIRTEEN WEEK PERIOD ENDED JUNE 29, 2013 (“2013 PERIOD”) COMPARED TO THE THIRTEEN WEEK PERIOD ENDED JUNE 30, 2012 (“2012 PERIOD”)

Overview of the 2013 Period. We experienced an overall net sales decrease of $4.8 million, or 0.5%, to $939.1 million for the 2013 Period as compared to $943.9 million for the 2012 Period. Our net sales for the Wholesale Distribution segment decreased $3.6 million, or 0.4%, for the comparable 2013 and 2012 Periods. We increased sales through the addition of new customers and higher sales to continuing customers; however, those sales improvements did not fully offset the loss of sales due to lost customers and store closures. Net sales in our Insurance segment decreased $1.2 million for the comparable thirteen week period. The decline was primarily due to a decrease in investment income partially offset by higher workers’ compensation premium revenue. Net sales in our All Other business activities were relatively consistent for the comparable 2013 and 2012 Periods.

The results of our 2013 Period were adversely impacted by various significant items. As discussed in “Outstanding Debt and Other Financing Arrangements,” we modified our existing revolving credit facility and paid off approximately half of our higher rate senior secured notes. In connection with the partial payoff of the senior secured notes, we incurred $9.8 million in early debt extinguishment costs. We also experienced $5.5 million of additional expense due to an increase in our workers’ compensation reserves for claims development related to previous years. We incurred $2.0 million for lease reserves and equipment disposal costs related to facilities and equipment. These significant items total $17.3 million for the 2013 Period.

Our consolidated operating income decreased $11.0 million to a $1.5 million loss in the 2013 Period compared to earnings of $9.5 million in the 2012 Period.

The overall decrease in operating income is summarized in our operating segments and other business activities as follows:

•

Wholesale Distribution Segment:    The Wholesale Distribution segment’s operating income decreased $4.3 million to earnings of $3.5 million in the 2013 Period compared to earnings of $7.8 million in the 2012 Period. This decrease in earnings was primarily due to lower net sales, a change in sales mix towards lower margin products, decreased inventory holding gains, and transition costs resulting from the consolidation of our Fresno dry warehouse facility into our facilities in Southern and Northern California, partially offset by lower employee pension and postretirement benefit expenses, reflecting the favorable impact of employee benefit plan amendments recorded in distribution, selling and administrative expenses.

•

Insurance Segment:    Operating income decreased $6.8 million in our Insurance segment to a loss of $5.2 million in the 2013 Period compared to earnings of $1.6 million in the 2012 Period. This decline was primarily due to an increase in workers’ compensation reserves for claims development related to previous years.

•

All Other:    Operating income in our All Other business activities was $0.2 million and $0.1 million in the 2013 and 2012 Periods, respectively. All Other business activities primarily consist of activities conducted through our finance subsidiary.

The following tables summarize the performance of each business segment for the 2013 and 2012 Periods.

Wholesale Distribution Segment

(dollars in thousands)

	Thirteen Weeks Ended June 29, 2013		Thirteen Weeks Ended June 30, 2012
	Amounts in 000’s	Percent to Net Sales	Amounts in 000’s	Percent to Net Sales	Difference
Gross sales	$933,799	—	$937,430	—	$(3,631)
Inter-segment eliminations	—	—	—	—	—

Net sales	933,799	100.0%	937,430	100.0%	(3,631)
Cost of sales	862,387	92.4	861,150	91.9	1,237
Distribution, selling and administrative expenses	67,895	7.3	68,478	7.3	(583)

Operating income	$3,517	0.3%	$7,802	0.8%	$(4,285)

Insurance Segment

(dollars in thousands)

	Thirteen Weeks Ended June 29, 2013		Thirteen Weeks Ended June 30, 2012
	Amounts in 000’s	Percent to Net Sales	Amounts in 000’s	Percent to Net Sales	Difference
Gross sales – premiums earned and investment income	$7,955	—	$9,197	—	$(1,242)
Inter-segment eliminations	(2,891)	—	(2,928)	—	37

Net sales – premiums earned and investment income	5,064	100.0%	6,269	100.0%	(1,205)
Cost of sales – underwriting expenses	8,444	166.7	2,701	43.1	5,743
Selling and administrative expenses	1,772	35.0	1,940	30.9	(168)

Operating (loss) income	$(5,152)	(101.7)%	$1,628	26.0%	$(6,780)

All Other

(dollars in thousands)

	Thirteen Weeks Ended June 29, 2013		Thirteen Weeks Ended June 30, 2012
	Amounts in 000’s	Percent to Net Sales	Amounts in 000’s	Percent to Net Sales	Difference
Gross sales	$329	—	$310	—	$19
Inter-segment eliminations	(37)	—	(30)	—	(7)

Net sales	292	100.0%	280	100.0%	12
Selling and administrative expenses	136	46.6	207	73.9	(71)

Operating income	$156	53.4%	$73	26.1%	$83

Net sales.    Consolidated net sales decreased $4.8 million, or 0.5%, to $939.1 million in the 2013 Period compared to $943.9 million for the 2012 Period. Factors impacting net sales are as follows:

•

Wholesale Distribution Segment:    Wholesale Distribution net sales decreased $3.6 million to $933.8 million in the 2013 Period compared to $937.4 million for the 2012 Period. Significant components of this decrease are summarized below.

(dollars in millions)
Key Net Sales Changes	Increase (Decrease)
New customers	$4.1
Increase in net sales to continuing customers	8.1
Lost customers	(9.4)
Store closures	(6.4)

Change in net sales	$(3.6)

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

•

Insurance Segment:    Net sales, consisting principally of premium revenues and investment income, decreased $1.2 million to $5.1 million in the 2013 Period compared to $6.3 million for the 2012 Period. The decrease is primarily due to a decrease in investment income, partially offset by an increase in workers’ compensation premium revenue, resulting from the addition of new policyholders and increased renewal premiums.

•	All Other: Net sales were $0.2 million in both the 2013 and 2012 Periods.

Cost of sales (including underwriting expenses).    Consolidated cost of sales were $870.8 million for the 2013 Period and $863.9 million for the 2012 Period and comprised 92.8% and 91.5% of consolidated net sales for the 2013 and 2012 Periods, respectively. Factors impacting cost of sales are as follows:

•

Wholesale Distribution Segment:    Cost of sales increased by $1.2 million to $862.4 million in the 2013 Period compared to $861.2 million in the 2012 Period. As a percentage of Wholesale Distribution net sales, cost of sales were 92.4% and 91.9% for the 2013 and 2012 Periods, respectively.

•

The change in customer sales mix and change in product mix between perishable and non-perishable products resulted in a 0.2% increase in cost of sales as a percent of Wholesale Distribution net sales in the 2013 Period compared to the 2012 Period.

•

Vendor related activity resulted in a 0.3% increase in cost of sales as a percent of Wholesale Distribution net sales in the 2013 Period compared to the 2012 Period. This was comprised of declines in inventory holding gains (realized upon sale) due to a lack of vendor price increases as well as changes in vendor marketing activity.

•

Insurance Segment:    Cost of sales primarily consists of claims loss and loss adjustment expenses, underwriting expenses, commissions, premium taxes and regulatory fees. Cost of sales increased $5.7 million to $8.4 million in the 2013 Period compared to $2.7 million in the 2012 Period. The increase is primarily due to increased claims development of $5.5 million for workers’ compensation policies related to previous years, including additional development from a high-deductible loss portfolio that the Company assumed in a previous year. The cost of insurance and the adequacy of loss reserves are impacted by actuarial estimates based on a detailed analysis of health care cost trends, claims history, demographics and industry trends. As a result, the amount of loss reserves and future expenses is significantly affected by these variables and may significantly change, depending on the cost of providing benefits and the results of further legislative action. See additional discussion related to insurance reserves under “Risk Factors – Our insurance reserves may be inadequate if unexpected losses occur.”

Distribution, selling and administrative expenses.    Consolidated distribution, selling and administrative expenses were $69.8 million in the 2013 Period compared to $70.6 million in the 2012 Period, reflecting a decrease of $0.8 million, and comprised 7.4% and 7.5% of net sales for the 2013 and 2012 Periods, respectively. Factors impacting distribution, selling and administrative expenses are as follows:

•

Wholesale Distribution Segment:    Distribution, selling and administrative expenses decreased $0.6 million to $67.9 million in the 2013 Period compared to $68.5 million in the 2012 Period, and comprised 7.3% of Wholesale Distribution net sales for both the 2013 and 2012 Periods.

•

Employee Pension and Postretirement Benefits:    During the 2013 Period, we experienced a decline of $2.4 million, or 0.2% as a percent of Wholesale Distribution net sales, in employee pension and postretirement benefit expenses, primarily due to expense reductions resulting from the amendment of several of our employee benefit plans effective December 31, 2012. As a result of these benefit plan amendments, we remeasured the projected pension and accumulated postretirement benefit obligations associated with the plans as of December 31, 2012. Such remeasurement resulted in a reduction of our employee pension and postretirement benefit expenses for the affected plans on a go-forward basis commencing with the second quarter of fiscal 2013. See Note 8 of “Notes to Consolidated Condensed Financial Statements – Unaudited” in Part I, Item 1. “Financial Statements (Unaudited)” of this Quarterly Report on Form 10-Q for additional discussion.

•

Insurance Expense:    During the 2013 Period, we experienced net insurance expense decreases of $1.1 million, or 0.1% as a percent of Wholesale Distribution net sales. This decrease in expense is primarily due to the increase in the cash surrender value of our life insurance policy assets, which are held in a rabbi trust to support post-termination retirement benefits and are not available for general corporate purposes. The changes in our policy assets are a result of changes in the fair value of the underlying securities, which are highly concentrated in U.S. equity markets and priced based on readily determinable market values.

•

Lease Reserves and Equipment Disposal Expenses:    During the 2013 Period, we recorded $2.0 million, or 0.2% as a percent of Wholesale Distribution net sales, for lease reserves and equipment disposal costs related to facilities and equipment.

•

General Expenses:    During the 2013 Period, general expenses increased $0.9 million, or 0.1% as a percent of Wholesale Distribution net sales. During the 2013 Period, we incurred additional expenses associated with the closure and consolidation of one of our warehouses. We anticipate our warehouse expenses will return to normal levels by the end of our fiscal year. In addition, we experienced an increase in legal fees and expenses, primarily due to the settlement of two claims and the legal fees associated with those claims. These increases were partially offset by our reduction of both represented and non-represented labor expenses due to a continued focus on cost reduction.

•	Insurance Segment: Selling and administrative expenses for the Insurance segment were $1.7 and $1.9 million for the 2013 and 2012 Periods, respectively.

•	All Other: Selling and administrative expenses for our All Other business activities were $0.2 million in both the 2013 and 2012 Periods.

Interest.    Interest expense increased $0.1 million to $3.4 million in the 2013 Period compared to $3.3 million for the 2012 Period and comprised 0.4% and 0.3% of consolidated net sales for the 2013 and 2012 Periods, respectively. Factors impacting interest expense are as follows:

•	Interest expense on our primary debt instruments (as described below) increased $0.1 million to $3.2 million in the 2013 Period compared to $3.1 million in the 2012 Period.

•

Weighted Average Borrowings:    Interest expense decreased $0.3 million from the 2012 Period as a result of lower outstanding debt. Weighted average borrowings decreased by $21.4 million primarily due to decreased inventory levels during the 2013 Period.

•

Interest Rates:    Interest expense increased $0.4 million from the 2012 Period as a result of higher borrowing rates. Our effective borrowing rate for the combined primary debt, made up of the revolving lines of credit for Unified and Grocers Capital Company, and senior secured notes, was 5.3% and 4.7% for the 2013 and 2012 Periods, respectively. The rate increase was due to higher effective rates on Unified’s revolving line of credit and senior secured notes.

Borrowings on Unified’s revolving credit agreement are subject to market rate fluctuations. A 25 basis point change in the market rate of interest over the period would have resulted in a $0.1 million increase or decrease in corresponding interest expense.

•	Interest expense on our other debt instruments was $0.2 million for both the 2013 and 2012 Periods.

Loss on early extinguishment of debt.    As discussed in “Outstanding Debt and Other Financing Arrangements,” we incurred a Make-Whole Amount of $9.4 million in conjunction with the prepayment of $50 million of Senior Secured Notes held by the Noteholders and John Hancock, acting in its capacity as collateral agent for the Noteholders. As a result of the partial prepayment of the Senior Secured Notes, we recorded a loss on early debt extinguishment of $9.8 million during the third quarter of fiscal year 2013. This amount is comprised of the $9.4 million Make-Whole Amount plus a pro-rata portion (percentage of early debt prepayment to total debt) of (1) the write-off of unamortized fees associated with the prepayment of the Senior Secured Notes ($0.2 million) and (2) new fees of $0.2 million related to amending the note agreement between the Company, the Noteholders and John Hancock.

Estimated patronage dividends.    Estimated patronage dividends for the 2013 Period were $2.2 million, compared to estimated patronage dividends of $4.4 million in the 2012 Period. Estimated patronage dividends for the 2013 and 2012 Periods consisted of the patronage activities from our three patronage earnings divisions: the Southern California Dairy Division, the Pacific Northwest Dairy Division and the Cooperative Division. For the 2013 and 2012 Periods, respectively, we had patronage earnings of $1.9 million and $2.3 million in the Southern California Dairy Division, $0.3 million and $0.2 million in the Pacific Northwest Dairy Division and no patronage earnings for the 2013 Period compared to $1.9 million for the 2012 Period in the Cooperative Division. The Cooperative Division experienced a loss in the 2013 Period due to a loss on early debt extinguishment, lower net sales, a change in sales mix towards lower margin products, decreased inventory holding gains and transition costs resulting from the consolidation of our Fresno dry warehouse facility into our facilities in Southern and Northern California, partially offset by lower employee pension and postretirement benefit expenses. Patronage dividends produced by the Cooperative Division are distributed annually, historically in cash, Class B and Class E Shares (see Part I, Item 1.

“Business – Patronage Dividends” of our Annual Report on Form 10-K for the year ended September 29, 2012 for additional information), while patronage dividends produced by the dairy divisions are paid quarterly, historically in cash.

Income taxes.    Our effective income tax rate was 33.4% for the 2013 Period compared to 30.4% for the 2012 Period. The rate increase compared to the 2012 Period was due to an increased pre-tax loss and fluctuations in the value of our corporate-owned life insurance.

THIRTY-NINE WEEK PERIOD ENDED JUNE 29, 2013 (“2013 PERIOD”) COMPARED TO THE THIRTY-NINE WEEK PERIOD ENDED JUNE 30, 2012 (“2012 PERIOD”)

Overview of the 2013 Period.    We experienced an overall net sales decrease of $80.7 million, or 2.8%, to $2.778 billion for the 2013 Period as compared to $2.858 billion for the 2012 Period. Our net sales for the Wholesale Distribution segment decreased $81.4 million, or 2.9%, for the comparable 2013 and 2012 Periods. We increased sales through the addition of new customers; however, those sales improvements did not fully offset reduced sales to continuing customers and the loss of sales due to lost customers and store closures. Net sales in our Insurance segment and All Other business activities increased $0.6 million and $0.1 million, respectively, for the comparable thirty-nine week period.

The results of our 2013 Period were adversely impacted by various significant items. As discussed in “Outstanding Debt and Other Financing Arrangements,” we modified our existing revolving credit facility and paid off approximately half of our higher rate senior secured notes. In connection with the partial payoff of the senior secured notes, we incurred $9.8 million in early debt extinguishment costs. We also experienced $7.0 million of additional expense due to an increase in our workers’ compensation reserves for claims development related to previous years. We incurred $2.0 million for lease reserves and equipment disposal costs related to facilities and equipment. These significant items total $18.8 million for the 2013 Period.

Our consolidated operating income decreased $19.0 million to $2.8 million in the 2013 Period compared to $21.8 million in the 2012 Period.

The overall decrease in operating income is summarized in our operating segments and other business activities as follows:

•

Wholesale Distribution Segment:    The Wholesale Distribution segment’s operating income decreased $11.6 million to $7.9 million in the 2013 Period compared to $19.5 million in the 2012 Period. This decrease in earnings was primarily due to lower net sales, a change in sales mix towards lower margin products, decreased inventory holding gains and transition costs resulting from the consolidation of our Fresno dry warehouse facility into our facilities in Southern and Northern California, partially offset by lower employee pension and postretirement benefit expenses, reflecting the favorable impact of employee benefit plan amendments, in addition to a one-time employee postretirement benefit plan curtailment gain recorded in distribution, selling and administrative expenses.

•

Insurance Segment:    Operating income decreased $7.5 million in our Insurance segment to a loss of $5.5 million in the 2013 Period compared to earnings of $2.0 million in the 2012 Period. This decrease was primarily due to an increase in workers’ compensation reserves for claims development related to previous years.

•

All Other:    Operating income in our All Other business activities was $0.4 million and $0.3 million in the 2013 and 2012 Periods, respectively. All Other business activities primarily consist of activities conducted through our finance subsidiary.

The following tables summarize the performance of each business segment for the 2013 and 2012 Periods.

Wholesale Distribution Segment

(dollars in thousands)

	Thirty-Nine Weeks Ended June 29, 2013		Thirty-Nine Weeks Ended June 30, 2012
	Amounts in 000’s	Percent to Net Sales	Amounts in 000’s	Percent to Net Sales	Difference
Gross sales	$2,761,635	—	$2,843,085	—	$(81,450)
Inter-segment eliminations	—	—	—	—	—

Net sales	2,761,635	100.0%	2,843,085	100.0%	(81,450)
Cost of sales	2,545,766	92.2	2,611,252	91.8	(65,486)
Distribution, selling and administrative expenses	207,958	7.5	212,399	7.5	(4,441)

Operating income	$7,911	0.3%	$19,434	0.7%	$(11,523)

Insurance Segment

(dollars in thousands)

	Thirty-Nine Weeks Ended June 29, 2013		Thirty-Nine Weeks Ended June 30, 2012
	Amounts in 000’s	Percent to Net Sales	Amounts in 000’s	Percent to Net Sales	Difference
Gross sales – premiums earned and investment income	$23,647	—	$22,980	—	$667
Inter-segment eliminations	(8,649)	—	(8,595)	—	(54)

Net sales – premiums earned and investment income	14,998	100.0%	14,385	100.0%	613
Cost of sales – underwriting expenses	15,081	100.5	6,665	46.3	8,416
Selling and administrative expenses	5,498	36.7	5,682	39.5	(184)

Operating (loss) income	$(5,581)	(37.2)%	$2,038	14.2%	$(7,619)

All Other

(dollars in thousands)

	Thirty-Nine Weeks Ended June 29, 2013		Thirty-Nine Weeks Ended June 30, 2012
	Amounts in 000’s	Percent to Net Sales	Amounts in 000’s	Percent to Net Sales	Difference
Gross sales	$1,113	—	$984	—	$129
Inter-segment eliminations	(111)	—	(95)	—	(16)

Net sales	1,002	100.0%	889	100.0%	113
Selling and administrative expenses	561	56.0	593	66.7	(32)

Operating income	$441	44.0%	$296	33.3%	$145

Net sales.    Consolidated net sales decreased $80.7 million, or 2.8%, to $2.778 billion in the 2013 Period compared to $2.858 billion for the 2012 Period. Factors impacting net sales are as follows:

•

Wholesale Distribution Segment:    Wholesale Distribution net sales decreased $81.4 million to $2.762 billion in the 2013 Period compared to $2.843 billion for the 2012 Period. Significant components of this decrease are summarized below.

(dollars in millions)
Key Net Sales Changes	Increase (Decrease)
New customers	$12.7
Decrease in net sales to continuing customers	(27.7)
Lost customers	(37.0)
Store closures	(29.4)

Change in net sales	$(81.4)

Similar economic conditions as discussed for the thirteen week period ending June 29, 2013 also impacted our Wholesale Distribution net sales for the thirty-nine week period ending June 29, 2013.

•

Insurance Segment:    Net sales, consisting principally of premium revenues and investment income, increased $0.6 million to $15.0 million in the 2013 Period compared to $14.4 million for the 2012 Period. The increase is primarily due to an increase in workers’ compensation premium revenue, resulting from the addition of new policyholders and increased renewal premiums, partially offset by a decrease in investment income.

•	All Other: Net sales increased $0.1 million to $1.0 million in the 2013 Period compared to $0.9 million in the 2012 Period.

Cost of sales (including underwriting expenses).    Consolidated cost of sales were $2.561 billion for the 2013 Period and $2.618 billion for the 2012 Period and comprised 92.2% and 91.6% of consolidated net sales for the 2013 and 2012 Periods, respectively. Factors impacting cost of sales are as follows:

•

Wholesale Distribution Segment:    Cost of sales decreased by $65.5 million to $2.546 billion in the 2013 Period compared to $2.611 billion in the 2012 Period. As a percentage of Wholesale Distribution net sales, cost of sales were 92.2% and 91.8% for the 2013 and 2012 Periods, respectively.

•

The change in customer sales mix and change in product mix between perishable and non-perishable products resulted in a 0.1% increase in cost of sales as a percent of Wholesale Distribution net sales in the 2013 Period compared to the 2012 Period.

•

Vendor related activity resulted in a 0.3% increase in cost of sales as a percent of Wholesale Distribution net sales in the 2013 Period compared to the 2012 Period. This was comprised of declines in inventory holding gains (realized upon sale) due to a lack of vendor price increases as well as changes in vendor marketing activity.

•

Insurance Segment:    Cost of sales primarily consists of claims loss and loss adjustment expenses, underwriting expenses, commissions, premium taxes and regulatory fees. Cost of sales increased $8.5 million to $15.1 million in the 2013 Period compared to $6.6 million in the 2012 Period. The increase is primarily due to increased claims development of $7.0 million for workers’ compensation policies related to previous years, including additional development from a high-deductible loss portfolio that the Company assumed in a previous year, and additional claims exposure related to new workers’ compensation policies written during the 2013 Period. The cost of insurance and the adequacy of loss reserves are impacted by actuarial estimates based on a detailed analysis of health care cost trends, claims history, demographics and industry trends. As a result, the amount of loss reserves and future expenses is significantly affected by these variables and may significantly change, depending on the cost of providing benefits and the results of further legislative action. See additional discussion related to insurance reserves under “Risk Factors – Our insurance reserves may be inadequate if unexpected losses occur.”

Distribution, selling and administrative expenses.    Consolidated distribution, selling and administrative expenses were $214.0 million in the 2013 Period compared to $218.7 million in the 2012 Period, reflecting a decrease of

$4.7 million, and comprised 7.7% of net sales for both the 2013 and 2012 Periods. Factors impacting distribution, selling and administrative expenses are as follows:

•

Wholesale Distribution Segment:    Distribution, selling and administrative expenses decreased $4.5 million to $207.9 million in the 2013 Period compared to $212.4 million in the 2012 Period, and comprised 7.5% of Wholesale Distribution net sales for both the 2013 and 2012 Periods.

•

Employee Pension and Postretirement Benefits:    During the 2013 Period, we experienced a decline of $6.9 million, or 0.3% as a percent of Wholesale Distribution net sales, in employee pension and postretirement benefit expenses, primarily due to expense reductions resulting from the amendment of several of our employee benefit plans effective December 31, 2012. As a result of these benefit plan amendments, we remeasured the projected pension and accumulated postretirement benefit obligations associated with the plans as of December 31, 2012. Such remeasurement resulted in a $4.2 million reduction of our employee pension and postretirement benefit expenses for the affected plans and the recognition of a one-time curtailment gain of $2.7 million, which was recorded in addition to the net reduction in periodic pension and postretirement benefit cost in distribution, selling and administrative expenses. See Note 8 of “Notes to Consolidated Condensed Financial Statements – Unaudited” in Part I, Item 1. “Financial Statements (Unaudited)” of this Quarterly Report on Form 10-Q for additional discussion.

•

Lease Reserves and Equipment Disposal Expenses:    During the 2013 Period, we recorded $2.0 million, or 0.1% as a percent of Wholesale Distribution net sales, for lease reserves and equipment disposal costs related to facilities and equipment.

•

General Expenses:    During the 2013 Period, general expenses increased $0.4 million, but increased 0.2% as a percent of Wholesale Distribution net sales due to the decline in net sales. During the 2013 Period, we incurred additional expenses associated with the closure and consolidation of one of our warehouses. We anticipate our warehouse expenses will return to normal levels by the end of our fiscal year. In addition, we experienced an increase in legal fees and expenses, primarily due to the settlement of two claims and the legal fees associated with those claims. These increases were partially offset by our reduction of both represented and non-represented labor expenses due to a continued focus on cost reduction.

•	Insurance Segment: Selling and administrative expenses for the Insurance segment were $5.5 million and $5.7 million for the 2013 and 2012 Periods, respectively.

•	All Other: Selling and administrative expenses for our All Other business activities were $0.6 million in both the 2013 and 2012 Periods.

Interest.    Interest expense increased $0.6 million to $10.0 million for the 2013 Period compared to $9.4 million for the 2012 Period and comprised 0.4% and 0.3% of consolidated net sales for the 2013 and 2012 Periods, respectively. Factors impacting interest expense are as follows:

•	Interest expense on our primary debt instruments (as described below) increased $0.6 million to $9.3 million in the 2013 Period compared to $8.7 million in the 2012 Period.

•

Weighted Average Borrowings:    Interest expense decreased $0.6 million from the 2012 Period as a result of lower outstanding debt. Weighted average borrowings decreased by $20.5 million primarily due to decreased inventory levels during the 2013 Period.

•

Interest Rates:    Interest expense increased $1.2 million from the 2012 Period as a result of higher borrowing rates. Our effective borrowing rate for the combined primary debt, made up of the revolving lines of credit for Unified and Grocers Capital Company, and senior secured notes, was 5.1% and 4.4% for the 2013 and 2012 Periods, respectively. The rate increase was due to higher effective rates on Unified’s revolving line of credit and senior secured notes.

Borrowings on Unified’s revolving credit agreement are subject to market rate fluctuations. A 25 basis point change in the market rate of interest over the period would have resulted in a $0.3 million increase or decrease in corresponding interest expense.

•	Interest expense on our other debt instruments was $0.7 million for both the 2013 and 2012 Periods.

Loss on early extinguishment of debt.    As discussed in “Outstanding Debt and Other Financing Arrangements,” we incurred a Make-Whole Amount of $9.4 million in conjunction with the prepayment of $50 million of Senior Secured Notes held by the Noteholders and John Hancock, acting in its capacity as collateral agent for the

Noteholders. As a result of the partial prepayment of the Senior Secured Notes, we recorded a loss on early debt extinguishment of $9.8 million during the third quarter of fiscal year 2013. This amount is comprised of the $9.4 million Make-Whole Amount plus a pro-rata portion (percentage of early debt prepayment to total debt) of (1) the write-off of unamortized fees associated with the prepayment of the Senior Secured Notes ($0.2 million) and (2) new fees of $0.2 million related to amending the note agreement between the Company, the Noteholders and John Hancock.

Estimated patronage dividends.    Estimated patronage dividends for the 2013 Period were $7.2 million, compared to estimated patronage dividends of $8.0 million in the 2012 Period. Estimated patronage dividends for the 2013 and 2012 Periods consisted of the patronage activities from our three patronage earnings divisions: the Southern California Dairy Division, the Pacific Northwest Dairy Division and the Cooperative Division. For the 2013 and 2012 Periods, respectively, we had patronage earnings of $6.4 million and $7.3 million in the Southern California Dairy Division, $0.8 million and $0.8 million in the Pacific Northwest Dairy Division and no patronage earnings for the 2013 Period compared to a $0.1 million loss for the 2012 Period in the Cooperative Division. Cooperative Division patronage earnings for the 2013 Period included a reduction of our employee pension and postretirement benefit expenses and a one-time curtailment gain related to employee benefit plan amendments that were offset by a loss on early debt extinguishment, a change in sales mix towards lower margin products, decreased inventory holding gains, lower net sales and transition costs resulting from the consolidation of our Fresno dry warehouse facility into our facilities in Southern and Northern California. Patronage dividends produced by the Cooperative Division are distributed annually, historically in cash, Class B and Class E Shares (see Part I, Item 1. “Business – Patronage Dividends” of our Annual Report on Form 10-K for the year ended September 29, 2012 for additional information), while patronage dividends produced by the dairy divisions are paid quarterly, historically in cash.

Income taxes.    Our effective income tax rate was 34.3% for the 2013 Period compared to 23.4% for the 2012 Period. The higher rate for the 2013 Period was due to favorable tax adjustments in a pre-tax loss year for the 2013 Period as compared to favorable tax adjustments in a pre-tax income year for the 2012 Period. The favorable tax adjustments relate to our corporate-owned life insurance and our tax contingencies.

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

At June 29, 2013, we had $0.6 million of tendered Class A Shares and $23.8 million of tendered Class B Shares pending redemption, whose redemption is subject to final approval by the Board, and in the case of Class B

Shares, subject to the 5% limitation on redemptions contained in our redemption policy (see “DESCRIPTION OF CAPTIAL STOCK – Redemption Policy” in our Amendment No. 1 to Post-Effective Amendment No. 1 to Registration Statement on Form S-1 filed on February 27, 2013, with respect to our offering of Class A, Class B and Class E Shares for further information).

Our obligations to repay a Member’s Required Deposit on termination of Member status (once the Member’s obligations to us have been satisfied) is reported as a long-term liability within “Members’ and Non-Members’ deposits” on our consolidated condensed balance sheets. Excess Deposits are not subordinated to our other obligations and are reported as short-term liabilities within “Members’ deposits and estimated patronage dividends” on our consolidated condensed balance sheets. At June 29, 2013 and September 29, 2012, we had $7.2 million and $7.5 million, respectively, in “Members’ and Non-Members’ deposits” and $11.7 million and $12.1 million, respectively, in “Members’ deposits and estimated patronage dividends” (of which $10.5 million and $10.7 million, respectively, represented Excess Deposits).

We believe that the combination of cash flows from operations, current cash balances and available lines of credit will be sufficient to service our debt, redeem Members’ capital shares, make income tax payments and meet our anticipated needs for working capital and capital expenditures through at least the next five fiscal years.

CASH FLOW

We generated positive cash flow from operating and financing activities during the thirty-nine week 2013 Period. Cash from operations and financing activities was used for investing activities, including investing in our infrastructure. We also reinvested proceeds from maturing investments.

As a result of these activities, net cash, consisting of cash and cash equivalents, decreased by $0.1 million to $11.0 million as of June 29, 2013 compared to $11.1 million as of September 29, 2012.

The following table summarizes the impact of operating, investing and financing activities on our cash flows for the thirty-nine week 2013 and 2012 Periods:

(dollars in thousands)
Summary of Net (Decrease) Increase in Total Cash	2013	2012	Difference
Cash provided by operating activities	$1,963	$41,616	$(39,653)
Cash utilized by investing activities	(19,078)	(21,682)	2,604
Cash provided (utilized) by financing activities	16,973	(15,589)	32,562

Total (decrease) increase in cash	$(142)	$4,345	$(4,487)

Net cash flows from operating, investing and financing activities decreased by $4.4 million, resulting in a $0.1 million decrease in cash for the 2013 Period compared to an increase of $4.3 million in cash for the 2012 Period. The decrease in net cash flow for the 2013 Period consisted of cash utilized by investing activities of $19.1 million, offset by cash provided from operating activities of $2.0 million and financing activities of $17.0 million. The primary factors contributing to the changes in cash flow are discussed below. At June 29, 2013 and September 29, 2012, working capital was $168.0 million and $163.1 million, respectively, and the current ratio was 1.6 and 1.5 at June 29, 2013 and September 29, 2012, respectively.

Operating Activities:    Net cash provided by operating activities decreased by $39.6 million to $2.0 million provided in the 2013 Period compared to $41.6 million provided in the 2012 Period. The decrease in cash provided by operating activities compared to the 2012 Period was attributable to (1) an increase in accounts receivable between the periods of $0.4 million, (2) a decrease between the periods in net cash flows related to decreased inventories of $15.1 million, (3) an increase between the periods related to prepaid expenses of $5.5 million, (4) an increase between the periods in cash used to pay accounts payable and accrued liabilities of $3.9 million, (5) a decrease in long-term liabilities, other between the periods of $7.0 million, primarily attributable to a decrease in pension and postretirement liabilities, (6) a reduction in net earnings between the periods of $19.2 million, and (7) an adjustment in the 2013 Period to reconcile net (loss) earnings to net cash provided by operating activities of $2.7 million related to the curtailment gain for other postretirement benefit plans. The foregoing decreases of $53.8 million in cash provided were partially offset by (1) a decrease between the periods in cash used to fund pension plan contributions of $3.6 million, (2) an adjustment in the 2013 Period to reconcile net (loss) earnings to net cash provided by operating activities of $9.8 million related to the loss on early extinguishment of debt, and (3) an increase between the periods in net cash provided by other operating activities of $0.8 million.

Investing Activities:    Net cash utilized by investing activities decreased by $2.6 million to $19.1 million for the 2013 Period compared to $21.7 million in the 2012 Period. The decrease in cash utilized by investing activities during the 2013 Period as compared to the 2012 Period was due mainly to (1) a decrease in capital expenditures between the periods of $2.5 million and (2) a decrease in other assets between the periods of $7.3 million, primarily related to the changes in value between the periods of our mutual fund and life insurance policy assets, offset by (1) an increase of $5.5 million in net investment activities by our insurance subsidiaries, consisting of the purchase and sale of securities to replace maturing investments in their portfolios and (2) an increase in cash used for net notes receivable activities of $1.7 million, reflecting normal fluctuation in loan activity to Members for their inventory and equipment financing. Spending on investing activities is expected to be funded by existing cash balances, cash generated from operations or additional borrowings.

Financing Activities:    Net cash provided by financing activities was $17.0 million for the 2013 Period compared to cash utilized of $15.6 million in the 2012 Period. The net increase of $32.6 million in cash provided by financing activities for the 2013 Period as compared to the 2012 Period was due to an increase in cash provided of $35.1 million related to higher revolver, term loan and notes payable borrowings, reduced by notes payable repayments, payments of deferred financing fees and payments of debt extinguishment costs in the 2013 Period. See “Outstanding Debt and Other Financing Arrangements” for further discussion regarding our credit facilities and financing arrangements. The net increase in cash provided by net borrowings under our secured revolving credit agreements and notes payable was partially offset by Member investment and share activity of $2.5 million. Future cash used by financing activities to meet capital spending requirements is expected to be funded by our continuing operating cash flow or additional borrowings.

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

CONTRACTUAL OBLIGATIONS AND COMMERCIAL COMMITMENTS

Other than items discussed below in “Outstanding Debt and Other Financing Arrangements,” there have been no material changes in our contractual obligations and commercial commitments outside the ordinary course of our business during the thirty-nine week period ended June 29, 2013. See “Contractual Obligations and Commercial Commitments” discussed in Part II, Item 7. “Management’s Discussion and Analysis of Financial Condition and Results of Operations” of our Annual Report on Form 10-K for the year ended September 29, 2012 for additional information.

OUTSTANDING DEBT AND OTHER FINANCING ARRANGEMENTS

As discussed below, we entered into amendments with both of our senior lenders in June 2013 to refinance our senior credit facilities. The refinancing included both the modification of the existing revolving credit facility together with the pay-down of approximately half of our higher rate senior secured notes. The changes will provide more flexibility and will reduce our ongoing borrowing costs. Other than discussed below, there have been no material changes in our outstanding debt and other financing arrangements outside the ordinary course of our business during the thirty-nine week period ended June 29, 2013. Amounts outstanding related to our secured revolving credit agreement, senior secured notes, Member financing arrangement and other debt agreements are disclosed below. See “Outstanding Debt and Other Financing Arrangements” discussed in Part II, Item 7. “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and Note 5 “Notes Payable” of “Notes to Consolidated Financial Statements” in Part II, Item 8. “Financial Statements and Supplementary Data” of our Annual Report on Form 10-K for the year ended September 29, 2012 for additional information.

Secured Revolving Credit Agreement

On June 28, 2013, we entered into an Amended and Restated Credit Agreement dated as of June 28, 2013 (the “Credit Agreement”), among the Company, the lenders party thereto, Wells Fargo Bank, National Association, as administrative agent (“Administrative Agent”), and the other agents party thereto. The Credit Agreement amends and restates the existing credit agreement dated as of October 8, 2010, as amended, restated, supplemented or otherwise modified from time to time prior to June 28, 2013 (the “Prior Credit Agreement”). The Credit Agreement provides for a revolving credit facility with total commitments in the principal amount of $275 million (the “Revolver”) and a term loan in the amount of $40.9 million (the “Term Loan”). Borrowings under the Revolver may be made as revolving loans, swing line loans or letters of credit. Certain capitalized terms used in this description of the Credit Agreement have the meanings given to them in the Credit Agreement.

The aggregate commitments under the Credit Agreement may be increased from time to time, either through any of the existing lenders increasing its commitment or by means of the addition of new lenders, up to a maximum commitment of $400 million. While the consent of the lenders as a group is not required to any such increase, no lender is required to increase its own commitment to the Credit Agreement.

The Credit Agreement matures the earlier of June 28, 2018 (“Original Maturity Date”), or 90 days prior to the scheduled January 1, 2016 maturity (as such scheduled maturity date may be extended) under a note purchase agreement dated September 29, 1999 (as amended, the “Senior Note Agreement”) as amended and restated effective January 6, 2006 and further amended on November 3, 2009, among the Company and the current noteholders (the “Noteholders”) and John Hancock Life Insurance Company (U.S.A.) (“John Hancock”), acting in its capacity as collateral agent for the Noteholders (collectively, the “Hancock Debt”), unless the Hancock Debt has been repaid, refinanced (including by exchange) or defeased. The purpose of the Revolver is to finance working capital and other general corporate needs, which may include capital expenditures and Permitted Acquisitions. The purpose of the Term Loan is for the repayment of a portion of the Hancock Debt, and for payment of fees and expenses related to the payment of the Hancock Debt. The Term Loan is subject to prepayment, if any appraisal of the Term Loan Real Estate shows the outstanding balance of the Term Loan exceeds 60% of the appraised value of the Term Loan Real Estate, in the amount of such excess.

The Company’s obligations under the Credit Agreement are guaranteed by certain of the Company’s subsidiaries, excluding its finance and insurance subsidiaries, and are secured by grants of security interests in the accounts receivable, inventory, deposit accounts and certain related collateral (subject to exceptions) of the Company and the guarantor subsidiaries, and in certain real property that is concurrently being released (see “Senior Secured Notes” below). The obligations are also senior to the rights of the Company’s Members with respect to Partially Subordinated Patrons’ Deposit Accounts and patronage dividend certificates, if any.

The Revolver provides for loans up to the lesser of (i) the Maximum Revolver Amount less the sum of any outstanding letter of credit usage plus swing line loans plus reserves as may be established by the Administrative Agent or (ii) the amount equal to the Borrowing Base at such date (based upon the most recent Borrowing Base Certificate delivered by the Company to the Administrative Agent) less the sum of any outstanding letter of credit usage plus any outstanding swing line loans. The Borrowing Base is calculated as 85% of all Eligible Accounts (primarily accounts receivable) less any Dilution Reserve, plus the lesser of (a) 70% of Eligible Inventory or (b) 90% of the Net Recovery Percentage of Eligible Inventory, less reserves, if any, established by the Administrative Agent.

Borrowings under the Revolving Loan Commitment and Term Loan bear interest at an interest rate determined by reference either to the Base Rate or to the Eurodollar Rate with the rate election made by the Borrower at the time of the borrowing or at any time Borrower elects to continue or convert a Loan or Loans, while swing loan borrowings bear interest at an interest rate determined by reference to the Base Rate. Revolving Loans that are Base Rate Loans will bear interest margins of between 0.50% per annum and 1.00% per annum, dependent upon the Company’s Average Excess Availability for the most recently completed month for which a Borrowing Base Certificate has been filed. Revolving Loans that are Eurodollar Rate Loans will bear interest margins of between 1.50% per annum and 2.00% per annum, based upon the Company’s Average Excess Availability for the most recently completed month for which a Borrowing Base Certificate has been filed. Amounts of the Term Loan that are Base Rate Loans will bear an interest margin of 1.00% per annum; amounts of the Term Loan that are Eurodollar Loans will bear an interest margin of 2.00% per annum. Amounts available under Letters of Credit bear fees of 0.125% per annum plus the applicable Eurodollar Rate Margin for Revolving Loans. Undrawn portions of the commitments under the Credit Agreement bear commitment fees at a rate of either 0.25% per annum or 0.375% per annum, also dependent upon the Company’s Average Excess Availability.

The Company will be subject to certain financial covenants during the occurrence of a Financial Covenant Period. A Financial Covenant Period (a) commences when (i) an Event of Default occurs, (ii) Excess Availability is less than the greater of (A) $35 million and (B) 12.7272% of the Maximum Revolver amount for a period of five consecutive Business Days or (iii) Excess Availability is less than the greater of (A) $30 million and (B) 10.9090% of the Maximum Revolver Amount at any time and (b) continues until a period of 30 consecutive Business Days has elapsed during which at all times (i) no Event of Default exists and (ii) Excess Availability is equal to or greater than the greater of (A) $35 million and (B) 12.7272% of the Maximum Revolver Amount. During a Financial Covenant Period, the Company is obligated to maintain a Consolidated Fixed Charge Coverage Ratio of not less than 1.15 to 1.0, measured as of the end of the most recent Fiscal Month for which financial statements have been delivered prior to the date on which a Financial Covenant Period first begins and as of each Fiscal Month end while the Financial Covenant Period is in effect.

The Credit Agreement imposes financial conditions on the Company’s redeeming any of its Class A Shares, Class B Shares and Class E Shares and paying cash dividends on Class E Shares (other dividends being generally prohibited), and prohibits distributions to shareholders and any repurchase of shares when an Event of Default has occurred and is continuing. The Credit Agreement also places certain restrictions on the payment of patronage dividends should an Event of Default occur. Events of Default include, but are not limited to, the failure to pay amounts due to lenders, violation of covenants, the making of false representations and warranties and specified insolvency-related events, subject to specified thresholds, cure periods and/or exceptions.

The Credit Agreement omits a financial covenant that had been provided for in the Prior Credit Agreement relating to the Consolidated Total Funded Debt to EBITDAP Ratio (as that term was defined in the Prior Credit Agreement).

The Company is subject to negative covenants limiting permitted indebtedness, contingent obligations, liens, investments, acquisitions, restricted payments and certain other matters. The Credit Agreement adds financial conditions to the permitted investment by the Company of up to $15 million in Grocers Capital Company.

A copy of the Credit Agreement was filed as Exhibit 99.1 to the Company’s Current Report on Form 8-K, filed on July 5, 2013. See Item 1.01. “Entry into a Material Definitive Agreement — Amendment and Restatement of Credit Facility” of our Current Report on Form 8-K, filed on July 5, 2013, for additional information. The foregoing description of the Credit Agreement does not purport to be complete and is qualified in its entirety by reference to the exhibit.

Our outstanding revolver borrowings under the Credit Agreement increased to $124.8 million at June 29, 2013 (Base Rate Loans at a rate of 4.25% per annum) from $90.0 million at September 29, 2012 (Eurodollar and Base Rate Loans at a blended average rate of 2.25% per annum), with access to approximately $150.2 million of additional capital available under the Credit Agreement (based on the amounts indicated above and subject to applicable reserves and borrowing base limitations) to fund our continuing operations and capital spending requirements for the foreseeable future. Our outstanding term loan borrowings under the Credit Agreement were $40.9 million at June 29, 2013 (Base Rate Loans at a rate of 4.25% per annum) and zero at September 29, 2012.

Senior Secured Notes

On June 28, 2013, we entered into the seventh amendment (“Seventh Amendment”) to the Senior Note Agreement, with the Noteholders and John Hancock, acting in its capacity as collateral agent for the Noteholders. Certain capitalized terms used in this description of the Seventh Amendment have the meanings given to them in the Seventh Amendment. The Seventh Amendment releases the liens held by the Noteholders on certain real properties (the mechanized distribution center in Commerce, California and the dairy facility in Los Angeles, California) of the Company, provides for modifications to and deletions of certain financial covenants, including the deletion of a financial covenant that had been previously provided for relating to the maximum permitted Indebtedness to Consolidated EBITDAP Ratio. The released properties now are collateral security for the lenders party to the Credit Agreement. In exchange, we paid the Noteholders $50 million plus all accrued and unpaid interest on the prepayment and paid the applicable Make-Whole Amount of $9.4 million, as calculated per the Senior Note Agreement, as well as an amendment fee of 0.5% of the outstanding principal balance of the Hancock Debt after giving effect to the prepayment contemplated by the Seventh Amendment. The prepayment was applied first to the Tranche C Notes (paid in full) with the remainder applied to the Tranche B Notes. The Seventh

Amendment increases the fixed interest rate, effective July 1, 2013, for the Tranche A Notes to 7.907% per annum until the maturity date. The fixed interest rate for the unpaid portion of the Tranche B Notes, effective July 1, 2013, will increase to 7.171% per annum until the maturity date.

A copy of the Seventh Amendment was filed as Exhibit 99.5 to the Company’s Current Report on Form 8-K, filed on July 5, 2013. See Item 1.01. “Entry into a Material Definitive Agreement — Amendment of Senior Notes with Partial Repayment” of our Current Report on Form 8-K, filed on July 5, 2013, for additional information. The foregoing description of the Seventh Amendment does not purport to be complete and is qualified in its entirety by reference to the exhibit.

At June 29, 2013 and September 29, 2012, respectively, we had a total of $52.0 million and $104.8 million outstanding in Hancock Debt.

Member Financing Arrangement

In fiscal 2010, our wholly-owned finance subsidiary, Grocers Capital Company (“GCC”), entered into a Loan and Security Agreement (the “GCC Loan Agreement”), by and among GCC, the lenders signatory thereto and California Bank & Trust, as Arranger and Administrative Agent. The GCC Loan Agreement matures on September 24, 2013, and the proceeds therefrom will be used to fund loans to our customers and for GCC’s general corporate purposes, including customary financing and operating activities. The GCC Loan Agreement provides for revolving loans and term loans. GCC had revolving loan borrowings of $15.0 million and $5.5 million, both bearing an interest rate of 4.00% (3.25% prime plus 0.75% interest rate margin), outstanding at June 29, 2013 and September 29, 2012, respectively. There were no term loan borrowings outstanding at June 29, 2013 and September 29, 2012.

Other Debt Agreements

During the first half of fiscal 2013, we entered into three note and security agreements for the purchase of tractors. At June 29, 2013, the outstanding loan balance under the three agreements totaled $2.9 million.

REDEMPTION OF CAPITAL STOCK

Our Articles of Incorporation and Bylaws provide that the Board has the absolute discretion to repurchase, or not repurchase, any Class A, Class B or Class E Shares of any outgoing Member regardless of when the membership terminated, and any Class B Shares in excess of the Class B Share Requirement held by a current Member, whether or not the shares have been tendered for repurchase and regardless of when the shares were tendered. The Board considers the redemption of eligible Class A Shares at each board meeting. All other shares eligible for redemption are considered by the Board on an annual basis, usually in December. Class E Shares will only be redeemed upon approval of the Board or upon sale or liquidation of the Company. The Class E Shares become eligible for redemption at the discretion of the Board at a price of $100 per share ten years after their issuance date, with the outstanding Class E Shares becoming eligible for redemption between the end of fiscal 2013 and the end of fiscal 2018. The Class E Share repurchases included in the table below were made in advance of redemption eligibility on terms negotiated with former Members who were in bankruptcy or liquidation. The following table presents our redemption of Class A, Class B and Class E Shares during the thirty-nine weeks ended June 29, 2013:

Share Class	Date of Redemption	Number of Shares Redeemed	Approximate Value of Shares Redeemed
A	October 11, 2012	2,450	$ 0.8 million
A	December 27, 2012	1,050	$ 0.3 million
B	December 26, 2012	8,867	$ 2.7 million
A	February 27, 2013	700	$ 0.2 million
E	April 18, 2013	71	$ 4 thousand
A	May 15, 2013	4,900	$ 1.6 million
B	May 15, 2013	700	$ 0.2 million
E	May 15, 2013	334	$ 33 thousand

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

In May 2013, the EIP was amended and restated effective as of June 1, 2013. The EIP previously provided a life insurance benefit under the current whole life insurance policy for covered, active officers of three times their annual salary. For officers who were active on or after June 1, 2013, the EIP, as amended, provides a life insurance benefit of one and one-half times their annual salary up to $1.2 million (reducing to 50% of the original amount at age 70) through group term life insurance. The group term life insurance coverage terminates upon retirement. For active officers who were covered by the EIP as of the beginning of fiscal 2013, the EIP, as amended, also provides an additional fixed life insurance benefit amount, payable upon the participant’s death to their designated beneficiaries, based on such participant’s position with the Company as of June 1, 2013 as follows: $1,000,000 for the chief executive officer, $500,000 for executive vice president, $400,000 for senior vice presidents and $300,000 for vice presidents. Such fixed life insurance benefit amounts will not be adjusted for future promotions or increases in salary. Eligible participants who were covered by the whole life insurance policy and retired prior to June 1, 2013 are unaffected by the amendment and are covered under the prior formula of one and one-half times their annual salary in their final year of employment.

The Company concluded that the modifications to the EIP do not warrant remeasurement of the EIP during the third quarter of fiscal year 2013. The EIP will be remeasured as part of the Company’s year-end actuarial valuation, and any resulting adjustment to the accumulated postretirement benefit obligation will be made at that time. See Note 8 of “Notes to Consolidated Condensed Financial Statements – Unaudited” in Part I, Item 1. “Financial Statements (Unaudited)” of this Quarterly Report on Form 10-Q and the Company’s Current Report on Form 8-K, filed on May 14, 2013, for additional discussion.

Effective June 1, 2013, the Company implemented a supplemental retirement plan for a “select group of management or highly compensated employees that are at the Vice President level and above” of the Company under the Unified Grocers, Inc. Supplemental Executive Retirement Plan (the “SERP”). The SERP provides participating officers with supplemental retirement income in addition to the benefits provided under the Company’s Cash Balance and 401(k) plans.

The SERP is a non-qualified defined contribution type plan under which benefits are derived based on a notional account balance to be funded by the Company for each participating officer. The account balance will be credited each year with a Company contribution based on the officer’s compensation, calculated as base salary plus bonus, earned during a fiscal year and the officer’s executive level at the end of the fiscal year. Plan participants may select from a variety of investment options (referred to as “Measurement Funds” in the plan document) concerning how the contributions are hypothetically invested, similar to the Company’s non-qualified deferred compensation plan. Assets of the SERP (i.e., the participants’ account balances) will not be physically invested in the investments selected by the participants; rather, the Measurement Funds are utilized “for the purpose of debiting or crediting additional amounts” to each participant’s account.

Upon separation, plan participants will receive a benefit based upon the vested amount accrued in their account, which includes the Company’s contributions plus or minus the increase or decrease in the fair market value of the hypothetical investments (Measurement Funds) selected by the participant. The Company will accrue benefit expense for the SERP under the assumption that all participants in the SERP will achieve full vesting (five years of service). As of June 29, 2013, the Company accrued $0.2 million in SERP expense (recorded in long-term liabilities, other in the Company’s consolidated condensed balance sheets). For fiscal year 2013, the Company estimates the cost for the SERP will approximate $0.8 million. See Note 8 of “Notes to Consolidated Condensed Financial Statements – Unaudited” in Part I, Item 1. “Financial Statements (Unaudited)” of this Quarterly Report on Form 10-Q and the Company’s Current Report on Form 8-K, filed on May 14, 2013, for additional discussion.

Effective June 1, 2013, the Company implemented the Unified Grocers, Inc. Long-Term Incentive Plan (“LTIP”) to align, motivate and reward executives for their contributions to the long-term financial success and growth of the Company. This long-term plan, in conjunction with the short-term focus of the Company’s annual bonus plan, is designed to link long-term value creation for the Company’s member shareholders with the short-term annual performance by the Company.

The LTIP is offered to a select group of officers of the Company, Vice-President and higher (the “Participants”), and participation may be further constrained or increased at the discretion of the Company’s Compensation Committee. Participants are awarded with a certain number of Appreciation Units (defined below) on an annual basis (the “Award”); however, an Award in one year does not ensure that a Participant will receive an Award in subsequent years. Each Award participates in a four-year cycle (“Performance Cycle”), which is based on consecutive fiscal years of the Company, and the amount paid to a Participant, if any, is determined at the end of the Award’s Performance Cycle and is payable prior to December 31st of the year in which the Performance Cycle ends. In fiscal 2013, LTIP Awards were offered to Vice-Presidents and higher who held such positions as of September 29, 2012. Officers who became Vice-Presidents or were hired subsequent to that date were not eligible to participate in the 2013 Performance Cycle. The Company may impose a vesting schedule on a Participant’s Award, which is based on the Participant’s continuous employment with the Company during the Award’s Performance Cycle.

An “Appreciation Unit” refers to a notional unit that grants Participants the contractual right to receive the positive difference, if any, between the Maturity Value of the unit on its Maturity Date and the Base Value (capitalized terms defined below) assigned to the unit at the beginning of the Performance Cycle. The Maturity Date is the date on which a Participant’s vested Appreciation Unit is deemed to mature, which is the earlier of (a) the last day of the Performance Cycle or (b) a change in control of the Company. The Base Value is equal to the Exchange Value Per Share, as calculated from the Company’s financial statements (see Part I, Item 1. “Business – Capital Shares” of the Company’s Annual Report on Form 10-K for the year ended September 29, 2012 for additional information), for the fiscal year ending immediately prior to the Performance Cycle. The Maturity Value is equal to the Exchange Value Per Share plus Cumulative Co-op Patronage Dividends (defined below), plus Cumulative Cash Dividends (the total of cash dividends paid, excluding patronage dividends, as reported in the Company’s fiscal year-end financial statements), plus Cumulative Non-allocated Retained Earnings (defined below), as calculated from the Company’s financial statements for the Performance Cycle assigned to the Appreciation Unit. The difference is then multiplied by the number of vested Appreciation Units awarded for the Performance Cycle that remain outstanding on the Maturity Date. Cumulative Co-op Patronage Dividends are the sum of the Cooperative Division’s patronage earnings divided by the number of Class A and B Shares used in the calculation of the Exchange Value Per Share for each year in the Performance Cycle. Cumulative Co-op Patronage Dividends do not include Dairy Division patronage dividend amounts. The Cumulative Non-allocated Retained Earnings amount is the sum of the total increase or decrease in non-allocated retained earnings for a fiscal year divided by the number of Class A and B Shares used in the calculation of the Exchange Value Per Share for each year in the Performance Cycle.

Based on the Company’s calculations relative to the 2013 Performance Cycle, the Company estimates there will be no LTIP compensation expense for the 2013 Performance Cycle to be recorded in fiscal year 2013. See Note 8 of “Notes to Consolidated Condensed Financial Statements – Unaudited” in Part I, Item 1. “Financial Statements (Unaudited)” of this Quarterly Report on Form 10-Q and the Company’s Current Report on Form 8-K, filed on May 14, 2013 for additional discussion.

Our net periodic benefit cost for our combined pension and other postretirement benefits was approximately $4.9 million (including the one-time curtailment gain of $2.7 million related to the RMP) and $11.8 million for the thirty-nine weeks ended June 29, 2013 and June 30, 2012, respectively. As a result of the amendments described above, we anticipate that our fiscal 2013 combined pension and other postretirement benefits cost will be $6.4 million, a reduction of $11.8 million (comprised of $1.4 million in reduced pension benefit cost and $10.4 million in reduced postretirement benefit cost) compared to our original estimates for fiscal year 2013.

We expect to make estimated minimum contributions to the Unified Cash Balance Plan totaling $7.4 million during fiscal 2013, which is comprised of $3.6 million for the 2013 plan year and $3.8 million for the 2012 plan year. At our discretion, we may contribute in excess of these amounts. Additional contributions, if any, will be based, in part, on future actuarial funding calculations and the performance of plan investments. We contributed $1.8 million and $2.6 million to the Unified Cash Balance Plan during the thirty-nine weeks ended June 29, 2013 for the 2013 and 2012 plan years, respectively.

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

Additionally, we expected to contribute $0.7 million to the ESPP to fund projected benefit payments to participants for the 2013 plan year. We contributed $3.1 million to the ESPP during the thirty-nine weeks ended June 29, 2013 to fund benefit payments to participants for the 2013 plan year. The higher than expected contributions to the ESPP are due to the retirement of employees participating in the ESPP during the 2013 plan year.

During fiscal year 2010, comprehensive health care reform legislation under the Patient Protection and Affordable Care Act (HR 3590) and the Health Care Education and Affordability Reconciliation Act (HR 4872) (collectively, the “Acts”) was passed and signed into law. The Acts contain provisions that could impact our accounting for retiree medical benefits in future periods. However, the extent of that impact, if any, cannot be determined until regulations are promulgated under the Acts and additional interpretations of the Acts become available. We will continue to assess the accounting implications of the Acts as related regulations and interpretations of the Acts become available. In addition, we may consider plan amendments in future periods that may have accounting implications. See Note 8 of “Notes to Consolidated Condensed Financial Statements – Unaudited” in Part I, Item 1. “Financial Statements (Unaudited)” of this Quarterly Report on Form 10-Q for additional discussion.

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

We have an increasingly concentrated customer base, which has in the past reduced, and may continue in the future to reduce, our margins and expose us to an increase in risk concentration, including in the areas of credit risk and the sudden loss of significant customer business.    Our operating results are highly dependent upon maintaining or growing our sales to our customers. Our largest customer, Smart & Final, Inc., a Non-Member customer, constituted approximately 14% of our total net sales for the thirty-nine week period ended June 29, 2013. In recent years, we have seen our sales become increasingly concentrated with our large customers, with our top ten customers having increased from 42% of our total net sales in fiscal 2008 to 46% of our total net sales in fiscal 2012. Our top ten customers constituted approximately 46% of our total net sales for the thirty-nine week period ended June 29, 2013. A significant loss in membership or volume by one of our larger customers could have a sudden and material adverse effect on our operating results. For example, in the third quarter of fiscal 2011, we lost one of our top ten customers who represented $144.9 million in net sales for the fifty-two weeks immediately preceding the date they ceased purchasing from us. Between fiscal 2011 and fiscal 2012, this resulted in a loss of $87.2 million in annual net sales, or 2% of total net sales in fiscal 2012. Any other such loss of a large customer, or the loss of a number of smaller customers, could have a material and adverse effect on our net sales. In addition, to the extent we have suffered and may in the future suffer a decline in net sales, our margins and profitability have been and will be further negatively impacted to the extent we are unable to correspondingly reduce our fixed costs, such as warehouses, equipment and headcount. As it is difficult to quickly make significant reductions in fixed costs, if we were to suffer a significant and rapid decline in our net sales, such as from the loss of one or more significant customers, our margins and profitability may be adversely impacted, we may incur losses and our business, financial condition and results of operations could suffer.

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

We are also exposed to concentrations of credit risk related primarily to trade receivables, notes receivable and lease guarantees for certain Members. Our ten customers with the largest accounts receivable balances accounted for approximately 40% and 39% of total accounts receivable at June 29, 2013 and September 29, 2012, respectively. These concentrations of credit risk may be affected by changes in economic or other conditions affecting the western United States, particularly Arizona, California, Nevada, Oregon and Washington. We could suffer losses as a result of our concentrated credit risk in the event of a significant adverse change in economic or other conditions.

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

We may not have adequate financial resources to fund our operations.    We rely primarily upon cash flow from our operations and Member investments to fund our operating activities. In the event that these sources of cash are not sufficient to meet our requirements, additional sources of cash are expected to be obtained from our credit facilities to fund our daily operating activities. Our senior secured notes, which expire on January 1, 2016, and our revolving credit agreement, which expires on the earlier of June 28, 2018, or 90 days prior to the scheduled January 1, 2016 maturity (as such maturity may be extended) of our senior secured notes, require compliance with certain financial ratios, including fixed charge coverage and debt to capital, and various other covenants. See Note 5 of “Notes to Consolidated Financial Statements” in Part II, Item 8. “Financial Statements and Supplementary Data” of our Annual Report on Form 10-K for the year ended September 29, 2012 and “Outstanding Debt and Other Financing Arrangements” in this Quarterly Report on Form 10-Q for additional information. While we are currently in compliance with all required covenants and expect to remain in compliance, this does not guarantee we will remain in compliance in future periods.

As of June 29, 2013, we believe we have sufficient cash flow from operations and availability under the revolving credit agreement to meet our operating needs, capital spending requirements and required debt repayments through June 28, 2018. However, if access to operating cash or to the revolving credit agreement becomes restricted, or if the revolving credit agreement expires before June 28, 2018, we may be compelled to seek alternate sources of cash. We cannot assure that alternate sources will provide cash on terms favorable to us or at all. Consequently, the inability to access alternate sources of cash on terms similar to our existing agreement could adversely affect our operations.

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

The credit and liquidity crisis in the United States and throughout the global financial system triggered substantial volatility in the world financial markets and banking system. As a result, the investment portfolios of the Unified Cash Balance Plan incurred a significant decline in fair value during fiscal 2008. While the values of the investment portfolios of our defined benefit pension plans increased during fiscal 2012 and reflected improvement for the thirty-nine weeks ended June 29, 2013, as the values of the plans’ individual investments have and will fluctuate in response to changing market conditions, and the amount of gains or losses that will be recognized in subsequent periods, if any, cannot be determined.

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

If we fail to maintain an effective system of internal controls, we may not be able to detect fraud or report our financial results accurately, which could harm our business and subject us to regulatory scrutiny.     Pursuant to Section 404 of the Sarbanes-Oxley Act of 2002, we perform an annual evaluation of our internal controls over financial reporting. In July 2010, the Dodd-Frank Wall Street Reform and Consumer Protection Act (the “Reform Act”) became law. The Reform Act includes a provision that indefinitely exempts companies that qualify as either a non-accelerated filer or smaller reporting company from the auditor attestation requirement of Section 404(b) of the Sarbanes-Oxley Act of 2002. For our fiscal 2013 and subsequent foreseeable fiscal years, we expect to be exempt from such requirement. Although we believe our internal controls are operating effectively, we cannot guarantee that we will not have any material weaknesses in the future. In addition, any failure to implement required new or improved controls, or difficulties encountered in their implementation, could harm our operating results or cause us to fail to meet our reporting obligations.

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

Members’ Class A, Class B and Class E Shares are subject to risk of loss.     Class A and Class B Shares are purchased and sold at purchase prices equal to the Exchange Value Per Share at the close of the last fiscal year end prior to the date the shares are purchased or tendered for redemption. Class E Shares become eligible for redemption at the discretion of the Board at a price of $100 per share ten years after their issuance date, with the outstanding Class E Shares becoming eligible for redemption between the end of fiscal 2013 and the end of fiscal 2018. If a Member were to sell shares at a price that is less than the price at which the shares were purchased, the Member would lose all or a portion of its investment in the Class A, Class B or Class E Shares. See “OFFERING OF CLASS A, CLASS B AND CLASS E SHARES” in our Amendment No. 1 to Post-Effective Amendment No. 1 to Registration Statement on Form S-1 filed on February 27, 2013, with respect to our offering of Class A, Class B and Class E Shares for further information.

If the Board decides in any year to retain a portion of our earnings from our Non-Patronage Business, and not to allocate those earnings to the Exchange Value Per Share, the redemption price of Class A and Class B Shares that are repurchased in the year of such retention and in future years will be reduced.

The requirement that Members invest in our shares and/or make Required Deposits, and the lack of liquidity with respect to such investments and Required Deposits, may make attracting new Members difficult and may cause existing Members to withdraw from membership.     Members are required to meet specific requirements, which include ownership of our capital shares and may include required cash deposits. These investments by Members are a principal source of our capital, and for the thirty-nine weeks ended June 29, 2013, approximately 77% of our net sales were to Members. We compete with other wholesale suppliers who are not structured as cooperatives and therefore have no investment requirements for customers. Our requirements to purchase shares or maintain cash deposits may become an obstacle to retaining existing business and attracting new business. For a discussion of required Member equity investments and deposits, see Part I, Item 1. “Business – Capital Shares” and Part I, Item 1. “Business – Customer Deposits” of our Annual Report on Form 10-K for the year ended September 29, 2012.

Our Bylaws give the Board complete discretion with respect to the redemption of shares held by terminated Members and excess shares held by Members. Our redemption policy currently provides that the number of Class B Shares that we may redeem in any fiscal year is limited to no more than 5% of the outstanding Class B Shares (after patronage dividends payable in Class B Shares). In connection with the closing of fiscal 2012, we redeemed 8,867 Class B Shares, leaving 69,442 Class B Shares, or 16.0% of our outstanding Class B Shares, that have been tendered for redemption but not yet redeemed. This percentage has steadily increased in recent years, from 14.8% and 11.9% of our outstanding Class B Shares at the close of fiscal 2011 and 2010, respectively, as we have had an increase in the number of shares our Members have sought to redeem and we have redeemed less than the 5% limit in fiscal 2012, 2011 and 2010. As of June 29, 2013, 77,843 Class B Shares, or 18.3% of our outstanding Class B Shares, had been tendered for redemption but not yet redeemed. Based on our recent history of redemptions as compared to the number of shares tendered for redemption, Members seeking to redeem shares may be required to wait a number of years. Members may have even less liquidity with respect to shares in Unified should the Board, in its discretion, cease redemptions of stock. See Part II, Item 8. “Financial Statements and Supplementary Data – Notes 10 and 18” of our Annual Report on Form 10-K for the year ended September 29, 2012 for recent redemption activity and the number of outstanding shares tendered for redemption but which have not yet been redeemed. Furthermore, required cash deposits are contractually subordinated and subject to the prior payment in full of our senior indebtedness. For a discussion of the limitations on the redemption of capital shares and the subordination of cash deposits, see Part I, Item 1. “Business – Capital Shares – Redemption of Class A, Class B and Class E Shares,” Part I, Item 1. “Business – Customer Deposits” and Part I, Item 1. “Business – Pledge of Shares and Guarantees” of our Annual Report on Form 10-K for the year ended September 29, 2012. These limitations on our obligation to redeem capital shares or repay the cash deposits of Members may cause Members to withdraw from membership or potential Members to not become Members.

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

RECENTLY ADOPTED AND RECENTLY ISSUED AUTHORITATIVE ACCOUNTING GUIDANCE

Refer to Note 10 of “Notes to Consolidated Condensed Financial Statements – Unaudited” in Part I, Item 1. “Financial Statements (Unaudited)” of this Quarterly Report on Form 10-Q for management’s discussion of recently adopted and recently issued authoritative accounting guidance and their expected impact, if any, on our consolidated condensed financial statements.

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

We are subject to interest rate changes on certain of our notes payable under our credit agreements that may affect the fair value of the notes payable, as well as cash flow and earnings. Based on the notes payable outstanding at June 29, 2013 and the current market condition, a one percent change in the applicable interest rates would impact our annual cash flow and pretax earnings by approximately $1.4 million. See Note 2 of “Notes to Consolidated Condensed Financial Statements – Unaudited” in Part I, Item 1. “Financial Statements (Unaudited)” for additional discussion regarding the fair value of notes payable.

We are exposed to credit risk on accounts receivable through the ordinary course of business and we perform ongoing credit evaluations. Concentration of credit risk with respect to accounts receivable is limited due to the nature of our customer base (i.e., primarily Members). We currently believe our allowance for doubtful accounts is sufficient to cover customer credit risks.

The majority of our investments are held primarily by two of our insurance subsidiaries, and includes obligations of U.S. government corporations and agencies, high quality investment grade corporate bonds, U.S. government treasury securities, U.S. state and municipal securities and common equity securities. The investments held by our insurance subsidiaries, excluding the common equity securities, are generally not actively traded and are valued based upon inputs including quoted prices for identical or similar assets. Collectively, the estimated fair value or market value of these investments declined below their cost during the thirty-nine weeks ended June 29, 2013, although the decrease in value of these investments is deemed by management to be temporary in nature.

Life insurance and mutual fund assets with values tied to the equity markets are impacted by overall market conditions. During the thirty-nine weeks ended June 29, 2013, net earnings and net comprehensive earnings experienced an increase corresponding to the increase in life insurance and mutual fund assets, respectively.

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

Changes in internal controls over financial reporting.    Our management, with the participation of our CEO and CFO, has evaluated any changes in our internal control over financial reporting that occurred during the most recent fiscal quarter. Based on that evaluation, our management concluded that no change in our internal control over financial reporting (as defined in Rule 13a-15(f) under the Securities Exchange Act of 1934) occurred during the quarter ended June 29, 2013 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

COMPANY PURCHASES OF EQUITY SECURITIES

Period	Total Number of Shares Purchased	Average Price Paid Per Share
March 31, 2013 – April 27, 2013	71 Class E Shares	$50.00
April 28, 2013 – May 25, 2013	4,900 Class A Shares	316.11
April 28, 2013 – May 25, 2013	700 Class B Shares	304.48
April 28, 2013 – May 25, 2013	334 Class E Shares	100.00

Total	6,005 Shares	$299.59

Refer to “Redemption of Capital Stock” in Part I, Item 2 of this Quarterly Report on Form 10-Q for discussion of our share redemptions.

ITEM 3.	DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4.	MINE SAFETY DISCLOSURES

Not applicable.

ITEM 5.	OTHER INFORMATION

On August 7, 2013, the Board approved Amendment No. 2 (the “Second Amendment”) to the Company’s Unified Grocers, Inc. Executive Salary Protection Plan III (“ESPPIII”) and Amended and Restated Severance Agreements with the Company’s President (now President and Chief Executive Officer) and Executive Vice Presidents with Three Years or More in an Officer Position (the “Severance Agreements”). The Second Amendment provides that participants are credited three additional years of service or the number of additional years of service provided for pursuant to the participant’s severance agreement if they are terminated within one year of a change of control, reinstating a provision that was provided to participants before the freezing of the ESPPIII on September 30, 2012 (the “ESPP Freeze”). The Severance Agreements were amended to clarify that the provision contained therein providing for the crediting of five additional years of service in the event of a termination within one year of a change of control was intended to survive the ESPP Freeze.

Copies of the Second Amendment to the ESPPIII, Amended and Restated Severance Agreement with the Company President and Chief Executive Officer and the Form of Severance Agreement with Executive Vice President with Three Years or More in an Officer Position are attached hereto as Exhibit 99.1, Exhibit 99.2 and Exhibit 99.3, respectively, and are incorporated herein by this reference. The foregoing descriptions of the Second Amendment and the Severance Agreements do not purport to be complete and are qualified in their entirety by reference to the exhibits.

ITEM 6.	EXHIBITS

(a)	Exhibits

31.1	Chief Executive Officer Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Chief Financial Officer Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Chief Executive Officer Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Chief Financial Officer Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

99.1	Amended and Restated Severance Agreement for the Company President and Chief Executive Officer dated as of August 7, 2013.

99.2	Form of Severance Agreement for Executive Vice Presidents with Three Years or More in an Officer Position dated as of August 7, 2013.

99.3	Amendment No. 2 to the Unified Grocers, Inc. Executive Salary Protection Plan III dated as of August 7, 2013.

101.INS*	XBRL Instance Document.

101.SCH*	XBRL Taxonomy Extension Schema Document.

101.CAL*	XBRL Taxonomy Extension Calculation Linkbase Document.

101.DEF*	XBRL Taxonomy Extension Definition Linkbase Document.

101.LAB*	XBRL Taxonomy Extension Label Linkbase Document.

101.PRE*	XBRL Taxonomy Extension Presentation Linkbase Document.

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

Dated: August 7, 2013