Form 10-K
period 2013-09-28
UNIFIED GROCERS, INC.
filed 2013-12-13
CIK 320431

United States

Securities and Exchange Commission

Washington, D.C. 20549

Form 10-K

(Mark One)

☒ Annual report pursuant to Section 13 or 15(d) of the Securities

Exchange Act of 1934 for the fiscal year ended September 28, 2013 or

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

The number of shares outstanding of each of the registrant’s classes of common stock, as of December 13, 2013, was as follows:

Class A: 137,550 shares	Class B: 431,037 shares	Class C: 15 shares	Class E: 251,403 shares

Documents Incorporated By Reference: Portions of the proxy statement for the 2014 annual meeting, which will be filed within 120 days of the end of the fiscal year, are incorporated by reference into Part III of this Form 10-K.

Part I

Item 1.    BUSINESS

The following information should be read in conjunction with the “Risk Factors” discussed in Item 1A of this Form 10-K for an understanding of the negative variables that can affect our business and results of operations.

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

Our customers include our owners (“Members”) and non-owners (“Non-Members”). We do business primarily with those customers that have been accepted as Members. Our Members operate supermarket companies that range in size from single store operators to regional supermarket chains. Store sizes range from neighborhood stores of less than 10,000 square feet to large box format stores of over 80,000 square feet. Members are required to meet specific requirements, which include ownership of our capital shares and may include required cash deposits. Customers who purchase less than $1 million annually from us would not generally be considered for membership, while customers who purchase over $3 million annually are typically required to become Members. In addition, each Member must meet purchase requirements that may be modified at the discretion of our Board of Directors (the “Board”).

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

Company Structure and Organization

Overview

Our business includes the following two reportable segments:

•

Wholesale Distribution segment—Our Wholesale Distribution business includes the sale of perishable and non-perishable food and non-food products to both Members and Non-Members. Our Wholesale Distribution business provided approximately 99% of our consolidated net sales for fiscal 2013, 2012 and 2011 and approximately 85% and 87%, respectively, of our consolidated operating income for fiscal 2012 and 2011. Due to an operating loss in our Insurance segment, effectively all consolidated operating income resulted from the Wholesale Distribution segment in fiscal 2013. The Wholesale Distribution segment represented 84%, 84% and 86%, respectively, of our consolidated total assets for the fiscal years ended 2013, 2012 and 2011. The Wholesale Distribution business offers a broad range of branded and corporate brand products in nearly all product categories found in a typical supermarket. In addition, this business segment provides certain retail support services to our customers, including merchandising, retail pricing, advertising, promotional planning, retail technology, equipment purchasing and real estate services.

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

The following table presents percentages of net sales by type of similar product:

	Percent of Consolidated Net Sales
	Fiscal Years Ended
	September 28, 2013	September 29, 2012	October 1, 2011
Wholesale Distribution:
Non-perishable products(1)	66%	68%	70%
Perishable products(2)	33%	31%	29%

Total Wholesale Distribution net sales	99%	99%	99%

Insurance and Other(3)	1%	1%	1%

Total consolidated net sales	100%	100%	100%

(1)	Consists primarily of dry grocery, frozen food, deli, ethnic, gourmet, specialty foods, natural and organic, general merchandise and health and beauty care products. Also includes (a) retail support services and (b) products and shipping services provided to Non-Member customers.
(2)	Consists primarily of service deli, service bakery, meat, eggs, produce, bakery and dairy products.
(3)	Consists primarily of revenues from our Insurance segment and All Other support business activities.

In the last few years, we have seen a modest shift in sales mix in the Wholesale Distribution segment towards perishable products, as sales of perishable products have increased while non-perishable product sales have slightly decreased. As our non-perishable products tend to have higher margins than our perishable products, the shift in sales mix towards perishable products has resulted in a lower overall margin and negatively impacted our net earnings.

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

Supply Agreements

During the normal course of business, we may enter into supply agreements with customers. These agreements typically require that a customer purchase a specified amount of its merchandise requirements from us and obligate us to supply such merchandise pursuant to agreed-upon terms and conditions relating to matters such as pricing (i.e., mark-up) and delivery. We may also enter into supply agreements with customers under which we make a loan or provide upfront money or other benefits to the customer, including funding store acquisitions or renovations, or providing more favorable pricing based on the customer’s purchasing volume commitments. The supply agreements vary with respect to terms and length. Approximately 47% of our net sales in the Wholesale Distribution segment in fiscal 2013 were to customers pursuant to the terms of a supply agreement.

Products

National Brands

We supply approximately 85,000 national and regional brand items, which represented approximately 90% of our net sales in the Wholesale Distribution segment in fiscal 2013. We believe that national and regional brands are attractive to chain accounts and other customers seeking consistent product availability throughout their operations. Our national brand strategy is to foster close relationships with many national suppliers, which provide us with important sales and marketing support.

Corporate Brands

We sell an extensive line of food and non-food items under various corporate brands. Our two-tier corporate brand strategy emphasizes certain premium corporate brands as a direct alternative to national brand items and other value-oriented corporate brands as an alternative to lower cost regional labels. These corporate brands enable us to offer our customers an exclusive line of product alternatives across a wide range of price points. Sales of our corporate brand products represented approximately 10% of net sales in the Wholesale Distribution segment in fiscal 2013.

We currently offer approximately 5,000 corporate brand products in the following categories: dry grocery, frozen, delicatessen, general merchandise, ice cream, fluid milk and bakery. These products are sold under the premium corporate brands of Western Family, Springfield, Cottage Hearth and Natural Directions and the value-oriented corporate brands of Special Value and Golden Crème. Western Family and Natural Directions products are acquired from Western Family Holding Company, of which we hold a partial ownership interest. We operate a bakery manufacturing facility and a milk, water and juice processing plant in Los Angeles, California and sell such products under the Springfield, Golden Crème and Cottage Hearth corporate brands. With the exception of certain bakery, milk, water and juice products, all of our corporate brand products are manufactured by third parties.

Additional Products through Vendor Direct Arrangements

We make available to our customers additional products through vendor direct arrangements with certain preferred providers. For example, in June 2013 we entered into an agreement with Charlie’s Produce (“Charlie’s”) for Charlie’s to be our exclusive partner in all produce categories for serving our independent retail customers operating stores in the Pacific Northwest. We also have similar arrangements for the supply of produce to our

Northern California customers and the supply of branded ice cream to our Southern California customers. Vendor direct arrangements allow us to further enhance the product offerings to our customers beyond what we carry in our warehouses while maintaining the benefits, such as consolidated billing, volume discounts and service and support, of purchasing from Unified.

Facilities and Transportation

As of September 28, 2013, we operated approximately 4.9 million square feet of warehouse and manufacturing space throughout our marketing area.

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

Historically we distributed general merchandise and health and beauty care products through a leased dry warehouse in Fresno. We allowed the lease on this facility to expire and in the first quarter of fiscal 2013, we ceased distribution from this facility and consolidated distribution of these products into our facilities in Southern and Northern California.

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

Our customers may choose either of two delivery options for the distribution of our products: have us deliver orders to their stores or warehouses or pick up their orders from our distribution centers. We operate a fleet of 294 tractors and 914 trailers that we use to distribute products to our customers. Approximately 47% of our sales are delivered to customers by our own fleet of tractors and trailers. This percentage has been on a relatively steady decline from 60% or more in 2008 and earlier years as customers have increasingly utilized their own fleets or third-party carriers. Continuation of this trend may have a negative impact on our fleet efficiencies.

Insurance Business

Our Insurance business includes two insurance subsidiaries that provide insurance and insurance-related products to both us and our customers in most of the states in which we do business. It also includes an insurance agency subsidiary that places business with insurance carriers, including our insurance subsidiaries. The insurance and insurance-related products provided by our insurance subsidiaries include workers’ compensation and liability insurance policies, representing approximately 86% and 14%, respectively, of our total Insurance segment revenues in fiscal 2013.

Our Insurance segment generated 87% of policy revenues from sales in California, 4% from sales in Oregon and 9% from sales in other states in fiscal 2013. Our insurance subsidiaries compete with both national and regional insurance carriers. Our Insurance segment provided approximately 1% of our consolidated net sales for the fiscal years ended 2013, 2012 and 2011 and approximately 14% and 13%, respectively, of consolidated operating income for the fiscal years ended 2012 and 2011. The percentage of consolidated operating income is not relevant for the fiscal year ended 2013 due to an operating loss in the Insurance segment. The Insurance segment represented approximately 13%, 13% and 12%, respectively, of our consolidated total assets for fiscal 2013, 2012 and 2011. While contributing only a small percentage of our consolidated net sales, the results of our Insurance segment can often have a more significant impact on our operating income due to the higher volatility in the operating margins of this segment.

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

Other Support Businesses

Our other support businesses, consisting primarily of a financing entity, collectively accounted for less than 1% of our consolidated net sales and 3%, 3% and 2%, respectively, of our consolidated total assets for fiscal 2013, 2012 and 2011. Our other support businesses collectively accounted for less than 1% of our consolidated operating income for the fiscal years ended 2012 and 2011. The percentage of consolidated operating income is not relevant for the fiscal year ended 2013 due to the operating loss in our Insurance segment.

Employees

As of September 28, 2013, we employed approximately 2,600 employees, of whom approximately 60% are represented by labor unions under 24 collective bargaining agreements. The International Brotherhood of Teamsters represents a significant majority of employees covered by labor contracts. Collective bargaining agreements affecting our employees have various expiration dates ranging from 2014 through 2016. We believe our labor relations with the various local unions are good.

Industry Overview and the Company’s Operating Environment

Competition

The grocery industry, including the wholesale food distribution business, is highly competitive and characterized by high volume and low profit margins. In recent years, the grocery industry has consisted primarily of large, vertically integrated chain stores and has seen mergers and acquisitions among competing organizations to achieve economies of scale. In addition, the industry has seen increasing numbers of alternative format stores and large chain stores from other industries devote considerable square footage to enter and compete in the grocery industry. Going forward, the industry may face further competition from internet companies that may, for example, feature online ordering and direct delivery to consumers.

When independent retailers are acquired by large chains with self-distribution capacity, are driven from business by larger grocery chains, or become large enough to purchase directly from manufacturers or develop their own self-distribution capabilities, we may lose business. In addition, as a higher percentage of our sales go to larger customers, including through smaller independent retailers being acquired by larger independent retailers, our margins and our profitability tend to be adversely affected as these larger customers typically receive discounts for the higher volume of their purchases.

We compete in the wholesale grocery industry with many regional and local grocery, general food, meat, produce, specialty, bakery and dairy wholesalers and distributors, such as Tony’s Fine Foods, KeHE Distributors, LLC, Nature’s Best and Dean Foods Company, as well as with national food wholesalers, namely C&S Wholesale Grocers, Inc., Supervalu, Inc. and United Natural Foods, Inc. (UNFI). Many of our customers, including Members, buy from such competing wholesalers and distributors in addition to us, such that we are competing for business at the wholesale grocery level on a daily basis. This competition is intense, including with respect to price, selection, availability and service.

Our customers include grocery retailers with a broad range of store sizes and types targeting a diverse range of consumers. Depending on the nature of their stores and consumer focus, our customers may compete directly with vertically integrated regional and national chains, such as Albertson’s LLC, Kroger Co. (including Ralphs and Food 4 Less), Safeway Inc. (including Vons and Pavilions), Trader Joe’s Company and WinCo Foods, which operate traditional format full-service grocery stores. They may also compete with warehouse club stores and supercenters such as Costco Wholesale Corp., Sam’s Club and Wal-Mart Stores, Inc., discount, drug and alternative format stores such as CVS Caremark Corporation, Target Corp., and the various “dollar” stores, stores focused on upscale and natural and organic products such as Sprouts Farmers Markets, LLC and Whole Foods Market Inc., and various convenience stores. The marketplace in which our customers compete continues to evolve and present challenges. These challenges include such recent trends as the continued proliferation of discount stores, supercenters and warehouse club stores and the efforts of many of the non-traditional format stores to expand their offerings of product to cover a greater range of the products offered by the traditional format full-service grocery store.

The success of our customers in attracting consumers to shop at their stores, as opposed to any of their various competitors, has a direct and significant impact on our sales and earnings. For more information about the competitive environment we and our customers face, please refer to Part I, Item 1A, “Risk Factors.”

In helping our customers remain competitive, whether they operate a traditional full-service grocery store or a non-traditional format store targeting particular consumers, we emphasize providing a diverse line of high quality products, competitive pricing and timely and reliable deliveries. We also provide a wide range of other services, including merchandising, retail pricing support, advertising, financing and insurance, to further support our customers’ businesses.

Economic and Other Factors Impacting Unified and the Grocery Industry

We and others in the grocery industry are impacted by changes in the overall economic environment, including such factors as consumer confidence and the employment rate, shifts in consumer tastes and buying patterns, and changes in government spending that supports grocery purchases. The recent economic downturn caused low consumer confidence and high unemployment, conditions which caused consumers to be highly price sensitive and seek lower-cost alternatives in their grocery purchases. Currently, these conditions persist in some of our operating markets, including in a number of Hispanic markets. However, in other of our operating markets, these conditions have substantially reversed and consumers, while continuing to seek value in their purchases, have increasingly opted for higher priced, higher quality products. The significant industry growth in sales of natural and organic products is an example of this trend. One trend that appears to be continuing in all market areas is the willingness of consumers to shop at multiple stores of various formats, both for greater selection and value, rather than obtaining all of their grocery needs from one full-service store. This trend has continued to benefit the various discount and other alternative format stores. Finally, the level of government spending that supports grocery purchases, especially direct federal subsidies such as the Supplemental Nutrition Assistance Program (SNAP) and the Special Supplemental Nutrition Program for Women, Infants, and Children (WIC), and to a lesser extent indirect support through, for example, the payroll tax holiday (which expired at the end of 2012), impacts the level of consumer spending on grocery products.

We are impacted by the level of inflation in a variety of areas, including, but not limited to, sales, cost of sales, employee wages and benefits, workers’ compensation insurance and energy and fuel costs. We typically experience significant volatility in the cost of certain commodities, the cost of ingredients for our manufactured breads and processed fluid milk, and the cost of packaged goods purchased from other manufacturers. Our operating programs are designed to give us the flexibility to pass these costs on to our customers; however, we may not always be able to pass such increases on to customers on a timely basis. Any delay may result in our recovering less than all of a price increase. It is also difficult to predict the effect that possible future purchased or manufactured product cost decreases might have on our profitability. The effect of deflation in purchased or manufactured product costs would depend on the extent to which we had to lower selling prices of our products to respond to sales price competition in the market. We are subject to changes in energy costs (excluding fuels) which we may not be able to pass along to customers. With respect to fuel costs, we assess a fuel surcharge on product shipments to address the potential volatility in fuel costs. The fuel surcharge is indexed to allow us to recover costs over a specified level. Our continual focus on cost control and operational efficiency improvements helps us mitigate other changes in operating costs.

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

The majority of our investments (approximately 86%) are held by two of our insurance subsidiaries in fixed maturity securities and equity securities to fund loss reserves. These include obligations of U.S. government corporations and agencies, high quality investment grade corporate bonds, U.S. government treasury securities, U.S. state and municipal securities and common equity securities. As a result, our operating performance may be impacted by the performance of these investments. The investments held by our insurance subsidiaries, excluding the common equity securities, are generally not actively traded and are valued based upon inputs including quoted prices for identical or similar assets. Collectively, the estimated fair value or market value of these investments continued to exceed their cost during fiscal 2013. Approximately 10% of our investments are held by our Wholesale Distribution segment, which consists primarily of Western Family Holding Company (“Western Family”) common stock. Western Family is a private cooperative located in Oregon from which we purchase food and general merchandise products. Approximately 4% of our investments are held by our other support businesses and consist primarily of an investment by our wholly-owned finance subsidiary in National Consumer Cooperative Bank (“NCB”). NCB operates as a cooperative and therefore its participants are required to own its Class B common stock.

We invest in life insurance policies (reported at cash surrender value) and various publicly-traded mutual funds (reported at estimated fair value based on quoted market prices) to fund obligations pursuant to our Executive Salary Protection Plan and deferred compensation plan (see Note 11 of Notes to Consolidated Financial Statements in Part II, Item 8, “Financial Statements and Supplementary Data” for additional discussion). Life insurance and mutual fund assets with values tied to the equity markets are impacted by overall market conditions. In fiscal 2013, net earnings and net comprehensive earnings experienced an increase corresponding to the increase in life insurance and mutual fund assets, respectively.

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

Customers

Approximately 57% of our net sales are conducted with Members on a patronage basis. Earnings resulting from our patronage sales are distributed in the form of patronage dividends. Approximately 20% of our net sales are conducted with Members on a non-patronage basis, and 23% of our net sales are conducted with Non-Members. We retain earnings from all business activities transacted with Non-Members and non-patronage business activities transacted with Members. Our Member and Non-Member customers are typically retail grocery store operators ranging in size from single store operators to regional supermarket chains.

Our largest customer, Smart & Final, Inc., a Non-Member customer, accounted for 14%, 13% and 13% of our total net sales, and our ten largest customers (including Smart & Final, Inc.), taken together, accounted for 47%, 46% and 45% of our total net sales, for the fiscal years ended September 28, 2013, September 29, 2012 and October 1, 2011, respectively.

Our ten customers with the largest accounts receivable balances accounted for approximately 39% of total accounts receivable at both September 28, 2013 and September 29, 2012.

During fiscal 2013, the following changes to our membership base have occurred as indicated in the following table:

Membership Activity	Number of Members
Membership count as of September 29, 2012	419
New Members	1
Members who converted to Non-Member status	(10)
Members who sold to other continuing Members	(6)
Members discontinued	(15)

Membership count as of September 28, 2013	389

We have experienced an overall decline in the number of Members every year since the end of fiscal 2008. Since then, the number of Members has declined from 520 to 389 at the end of fiscal 2013, an average decline of 5.6% per year in our membership base. We believe this decline has been due to a number of factors, including smaller-volume retailers deciding to conduct business with us as Non-Members, Members discontinuing operations due to competition they face or challenging economic conditions, Members consolidating with other Members and Members choosing other wholesale distributors. This decline in the number of Members has adversely impacted our sales and profitability and increased the number of our shares that have been tendered for redemption and not yet redeemed.

Competitive Strengths

We believe we have the following competitive strengths:

Full service provider of products for supermarkets

We provide nearly all product categories typically found in supermarkets, including dry grocery, frozen food, deli, ethnic, gourmet, specialty food, natural and organic, general merchandise, health and beauty care, service deli, service bakery, meat, eggs, produce, bakery and dairy products. Through our strategically located warehouses in Northern and Southern California and the Pacific Northwest and our extensive fleet of tractors and trailers, we are able to sell and/or deliver product to supermarkets, specialty grocery stores, restaurant supply stores and convenience stores located in the Western United States and the Pacific Rim. As a full service provider, we offer retailers the ability to centralize their purchasing and simplify their logistics. We emphasize providing a diverse line of high quality products, and are constantly seeking to expand and adjust our product offerings to help our customers remain competitive and meet shifts in consumer demand.

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

Competitive Strategy

Our strategy is to provide our customers with the tools they need to be successful in serving consumers at the retail level. First and foremost, we are focused on continuing to provide a broad range of high quality products and services, at competitive prices, to enable our customers’ stores to attract and satisfy consumers. As consumer demands shift or technology creates new ways for retailers to reach consumers, we seek to be at the forefront of providing the new products and services our customers need to make the most of market opportunities. In addition, we seek to increase sales outside the traditional supermarket channel, expand our sales and service offerings into other geographic areas, including through partnerships with other regional wholesale distribution companies, and seize other business opportunities, such as logistics, warehousing and transportation services, that leverage our assets.

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

Our Members are typically required to satisfy a minimum purchase requirement of $1 million in annual purchases from us. This requirement may be modified from time to time by the Board, having been most recently changed in April 2008. Members at the time of this change, or who were shareholders or customers of Associated Grocers, Incorporated (“AG”) who became Members in connection with our purchase of certain assets and assumption of certain liabilities of AG and its subsidiaries, a retailer-owned grocery cooperative headquartered in Seattle, Washington (the “Acquisition”), remain subject to the earlier requirement of $5,000 per week in purchases from us. Exceptions to the minimum purchase requirements may be granted by the Board.

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

The Exchange Value Per Share does not necessarily reflect the amount for which our net assets could be sold. If the Board decides in any year to retain a portion of our earnings from our Non-Patronage Business, and to not allocate those earnings to the Exchange Value Per Share, the redemption price of Class A and Class B Shares that are repurchased in the year of such retention and in future years will be reduced. Likewise, if the Board decides in any year to reverse prior allocations of earnings from our Non-Patronage Business and allocate such amounts to the Exchange Value Per Share, then the redemption price of Class A and Class B Shares that are repurchased in the year of such reversal and in future years will be increased. See Part II, Item 5, “MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES” and Part II, Item 6, “SELECTED FINANCIAL DATA” for additional information on the calculation of the Exchange Value Per Share. Our Class C and Class E Shares are exchanged with our directors and Members, respectively, at a fixed stated value. See “—Classes of Shares—Class C Shares” and “—Classes of Shares—Class E Shares.” The Board each year may increase or decrease the amount of non-allocated retained earnings that are excluded from the Exchange Value Per Share. Our non-allocated retained earnings was $6.9 million in each of fiscal 2011, 2012 and 2013.

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

One of the ways in which Members may acquire Class B Shares is through our payment of Cooperative Division patronage dividends at the end of our fiscal year. If a Member, at the time a patronage dividend is declared, does not satisfy its Class B Share Requirement, we may issue Class B Shares to such Member as a portion of the Cooperative Division patronage dividends paid. As Class B Shares are issued as part of a Member’s patronage dividend distribution, the issuance value of such Class B Shares adds to the amount of Class B Shares held by such Member for purposes of satisfying the Class B Share Requirement.

The Class B Share Requirement is determined twice a year, at the end of our second and fourth fiscal quarters, based on a Member’s purchases from the Cooperative Division during the preceding four quarters. If at the end of our second fiscal quarter, after giving effect to the value of Class B Shares estimated to be issued as part of the next Cooperative Division patronage dividend, a Member does not hold Class B Shares with a combined issuance value equal to the required amount of Class B Shares, we will typically require the Member to make a subordinated deposit (a “Required Deposit”) which may, at our option, be paid over a 26-week period. If at the end of our fourth fiscal quarter, after accounting for the issuance of Class B Shares as part of the Cooperative Division patronage dividend distribution declared for such fiscal year after the first year as a Member, a Member does not hold Class B Shares with a combined issuance value equal to the required amount of Class B Shares, then additional Class B Shares must be purchased by the Member in an amount sufficient to satisfy the requirement. The additional Class B Shares may be paid for by our charging the Member’s deposit fund in an amount equal to the issuance value of the additional Class B Shares or by direct purchase by the Member, which may be paid over a 26-week period. The Board may increase or otherwise change the Class B Share Requirement at its discretion.

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

Class E Shares

We issued Class E Shares as a portion of the Cooperative Division patronage dividends in fiscal years 2003 through 2009, and may issue them as a portion of the Cooperative Division patronage dividends in future periods, as determined annually at the discretion of the Board (see Part II, Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Equity Enhancement”). The Class E Shares have a stated value of $100 per share and, unless required by law, are non-voting equity securities. Ordinary dividends on Class E Shares may be declared and may be payable in unique circumstances solely at the discretion of the Board. Class E Shares are transferable only with our consent, which will normally be withheld except in connection with the transfer of a Member’s business to an existing or new Member for continuation of such business. Class E Shares become eligible for redemption ten years after their date of issuance, with the outstanding Class E Shares becoming eligible for redemption between the end of fiscal 2013 and the end of fiscal 2018. Our redemption policy provides that Class E Shares will not be repurchased for at least ten years from their date of issuance unless approved by the Board or upon sale or liquidation of the Company. See “—Redemption of Class A, Class B and Class E Shares.”

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

During the second quarter of fiscal 2014, we will redeem 6,509 Class B Shares, leaving 72,267 Class B Shares, or 17% of our outstanding Class B Shares at the close of fiscal 2013, that have been tendered for redemption but not yet redeemed. This percentage has steadily increased in recent years, from 16% and 15% of our outstanding Class B Shares at the close of fiscal 2012 and 2011, respectively, as we have had an increase in the number of shares our Members have sought to redeem and we have redeemed less than the 5% limit in fiscal 2013, 2012 and 2011. Based on the current level of redemption as compared to the number of shares tendered for redemption, Members seeking to redeem shares may be required to wait a number of years. Members may have even less liquidity with respect to shares in Unified should the Board, in its discretion, cease redemptions of stock.

There is no assurance that our financial condition will enable us to redeem shares tendered for redemption. Even if redemption is permitted by legal requirements, it is possible under our redemption policy that a Member’s Class B Shares will not be fully, or even partially, redeemed in the year in which they are tendered for redemption. If we are not able to redeem all shares eligible for redemption in a given year, then the shares redeemed will be determined on a pro rata basis. See Part I, Item 1A, “Risk Factors—The requirement that Members invest in our shares and/or make Required Deposits, and the lack of liquidity with respect to such investments and Required Deposits, may make attracting new Members difficult and may cause existing Members to withdraw from membership,” Part II, Item 5, “Market For Registrant’s Common Equity, Related Shareholder Matters and Issuer Purchases of Equity Securities,” Part II, Item 8, “Financial Statements and Supplementary Data—Notes 10 and 18” for recent redemption activity and the number of outstanding shares tendered for redemption but which have not yet been redeemed.

During the second quarter of fiscal 2014, we will redeem 36,478 Class E Shares, which represents all of the Class E Shares that were eligible for redemption in fiscal 2013. Following this redemption, 214,925 Class E Shares remain eligible for redemption between the end of fiscal 2014 and the end of fiscal 2018. There is no assurance that our financial condition will enable us to, or our Board will determine to, redeem Class E shares in the fiscal year they become eligible for redemption.

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

The following table summarizes the patronage dividends distributed by us during the past three fiscal years.

(dollars in thousands)
Division	2013	2012	2011
Cooperative Division	$—	$—	$301
Southern California Dairy Division	8,609	9,676	10,710
Pacific Northwest Dairy Division	1,000	1,111	1,420

Total	$9,609	$10,787	$12,431

Patronage dividends have been negatively impacted during the 2013 and 2012 Periods. Our earnings for the Cooperative Division declined to a loss due to charges related to early debt extinguishment (see Part II, Item 7, “Outstanding Debt and Other Financing Arrangements”), transition costs resulting from the consolidation of our Fresno dry warehouse facility into our facilities in Southern and Northern California, lower net sales and lower inventory holding gains, partially offset by lower distribution, selling and administrative expenses due to continued cost containment efforts. As a result, there were no patronage earnings available for distribution. We experienced lower earnings in the Southern California and Pacific Northwest Dairy Divisions due to a decline in Member sales volume.

See additional discussion in Part II, Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Wholesale Distribution Segment.” Total patronage earnings are based on the combined results of the Cooperative Division, the Southern California Dairy Division and the Pacific Northwest Dairy Division. In the event of a loss in one division, the Board will make an equitable decision with respect to the treatment of the loss. During the 2013 and 2012 Periods, the Cooperative Division experienced losses that were recognized in net earnings, thereby reducing our Exchange Value Per Share.

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

Patronage dividends for the Cooperative Division are calculated annually and distributed to Members following each fiscal year in proportion to the qualified patronage sales during such fiscal year. The following describes the manner of distribution of such Cooperative Division patronage dividends for the past three fiscal years:

•	For fiscal 2013 and 2012, there were no Cooperative Division patronage earnings available for distribution.

•	For fiscal 2011, the entire patronage dividend was distributed in cash.

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

At any given time, our required cash deposits may be less than otherwise would be required (referred to as a “Deposit Fund Deficiency”) as a result of Members having been approved to build deposits in their deposit fund over time or in cases where their Required Deposits are waived. Deposit Fund Deficiencies typically occur when Members do not maintain sufficient Required Deposits to meet the Class B Share Requirement. The Deposit Fund Deficiency was approximately $1.7 million, $2.9 million and $1.5 million at September 28, 2013, September 29, 2012 and October 1, 2011, respectively, consisting of approximately $1.4 million, $2.5 million and $1.1 million, respectively, due to Members that were approved to build deposit fund requirements over time and approximately $0.3 million, $0.4 million and $0.4 million, respectively, due to former United members that elected to assign at least 80% of the Cooperative Division qualified cash patronage dividends to fulfill deposit fund requirements.

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

We are subject to federal income tax and various state taxes on the net earnings of the business with or for Members that are not distributed as qualified written notices of allocation and on the net earnings derived from Non-Patronage Business. In fiscal 2002, as part of our equity enhancement initiative, we issued nonqualified written notices of allocation in the form of Class B Shares and subordinated patronage dividend certificates. In fiscal 2003 through 2005, we issued nonqualified written notices of allocation in the form of Class B and Class E Shares. In fiscal 2006 through 2009, we issued qualified and nonqualified written notices of allocation in the form of Class B and Class E Shares, respectively. For fiscal 2010 through 2013, we distributed 100% of the patronage dividend in cash. The Member does not include a nonqualified written notice of allocation, whether in Class B Shares, Class E Shares or subordinated patronage dividend certificates, as taxable income in the year of receipt, and we are not entitled to an income tax deduction in the year of issuance. When the nonqualified written notice of allocation is redeemed for cash or property, the Member will have ordinary taxable income and we will have an income tax deduction to the extent that the stated dollar amount of such written notice of allocation exceeds its basis.

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

Some of our competitors, including C&S Wholesale Grocers, Inc., Supervalu, Inc. and United Natural Foods, Inc. (UNFI), are significantly larger and have greater financial resources than us. In addition, industry consolidation has in the past increased, and may continue in the future to increase, the number of large competitors that we face. These large national distributors have the resources to compete aggressively on price and may be able to offer customers a wider range of products and services and a wider area of distribution than we are. We also face intense competition from regional or specialized distributors and, from time to time, new entrants in various niche markets, with such competitors often able to compete very aggressively in such niches with unique or highly tailored products and services.

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

We have an increasingly concentrated customer base, which has in the past reduced, and may continue in the future to reduce, our margins and expose us to an increase in risk concentration, including in the areas of credit risk and the sudden loss of significant customer business.    Our operating results are highly dependent upon maintaining or growing our sales to our customers. Our largest customer, Smart & Final, Inc., a Non-Member customer, constituted approximately 14% of our total net sales for fiscal 2013. In recent years, we have seen our sales become increasingly concentrated with our large customers, with our top ten customers having increased from 42% of our total net sales in fiscal 2008 to 47% of our total net sales in fiscal 2013. A significant loss in membership or volume by one of our larger customers could have a sudden and material adverse effect on our operating results. For example, in the third quarter of fiscal 2011, we lost one of our top ten customers who represented $144.9 million in net sales for the fifty-two weeks immediately preceding the date they ceased purchasing from us. Between fiscal 2011 and fiscal 2012, this resulted in a loss of $87.2 million in annual net sales, or 2% of total net sales in fiscal 2012. We have also experienced an overall decline in the number of Members every year since the end of fiscal 2008. Since then, the number of Members has declined from 520 to 389 at the end of fiscal 2013, an average decline of 5.6% per year in our membership base. We believe this decline has been due to a number of factors, including smaller-volume retailers deciding to conduct business with us as Non-Members, Members discontinuing operations due to competition they face or challenging economic conditions, Members consolidating with other Members and Members choosing other wholesale distributors.

Any loss of a large customer, the loss of a number of smaller customers or the continued erosion of our membership base could have a material and adverse effect on our net sales. In addition, to the extent we have suffered and may in the future suffer a decline in net sales, our margins and profitability have been and will be further negatively impacted to the extent we are unable to correspondingly reduce our fixed costs, such as warehouses, equipment and headcount. As it is difficult to quickly make significant reductions in fixed costs, if we were to suffer a significant and rapid decline in our net sales, such as from the loss of one or more significant customers, our margins and profitability may be adversely impacted, we may incur losses and our business, financial condition and results of operations could suffer.

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

We are also exposed to concentrations of credit risk related primarily to trade receivables, notes receivable and lease guarantees for certain Members. Our ten customers with the largest accounts receivable balances accounted for approximately 39% of total accounts receivable at both September 28, 2013 and September 29, 2012. These concentrations of credit risk may be affected by changes in economic or other conditions affecting the western United States, particularly Arizona, California, Nevada, Oregon and Washington. We could suffer losses as a result of our concentrated credit risk in the event of a significant adverse change in economic or other conditions.

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

The requirement that Members invest in our shares and/or make Required Deposits, and the lack of liquidity with respect to such investments and Required Deposits, may make attracting new Members difficult and may cause existing Members to withdraw from membership.    Members are required to meet specific requirements, which include ownership of our capital shares and may include required cash deposits. These investments by Members are a principal source of our capital, and in fiscal 2013, approximately 77% of our net sales were to Members. We compete with other wholesale suppliers who are not structured as cooperatives and therefore have no investment requirements for customers. Our requirements to purchase shares or maintain cash deposits may become an obstacle to retaining existing business and attracting new business. For a discussion of required Member equity investments and deposits, see Part I, Item 1, “Business—Capital Shares” and Part I, Item 1, “Business—Customer Deposits.”

Our Bylaws give the Board complete discretion with respect to the redemption of shares held by terminated Members and excess shares held by Members. Our redemption policy currently provides that the number of Class B Shares that we may redeem in any fiscal year is limited to no more than 5% of the outstanding Class B Shares (after patronage dividends payable in Class B Shares). During the second quarter of fiscal 2014, we will redeem 6,509 Class B Shares, leaving 72,267 Class B Shares, or 17% of our outstanding Class B Shares at the close of fiscal 2013, that have been tendered for redemption but not yet redeemed. This percentage has steadily increased in recent years, from 16% and 15% of our outstanding Class B Shares at the close of fiscal 2012 and 2011, respectively, as we have had an increase in the number of shares our Members have sought to redeem and we have redeemed less than the 5% limit in fiscal 2013, 2012 and 2011. The increase in the number of shares our Members have sought to redeem has been driven by our having an overall decline in the number of Members every year since the end of fiscal 2008. Since then, the number of Members has declined from 520 to 389 at the end of fiscal 2013, an average decline of 5.6% per year in our membership base. Our annual redemption rate has been less than the 5% limit in recent years due in significant part to our Board deciding to conserve capital during years of limited profit or a net loss. Based on our recent history of redemptions as compared to the number of shares tendered for redemption, Members seeking to redeem shares may be required to wait a number of years. Members may have even less liquidity with respect to shares in Unified should the Board, in its discretion, cease redemptions of stock. See Part II, Item 8, “Financial Statements and Supplementary Data—Notes 10 and 18” for recent redemption activity and the number of outstanding shares tendered for redemption but which have not yet been redeemed. Furthermore, required cash deposits are contractually subordinated and subject to the prior payment in full of our senior indebtedness. For a discussion of the limitations on the redemption of capital shares and the subordination of cash deposits, see Part I, Item 1, “Business—Capital Shares—Redemption of Class A, Class B and Class E Shares,” Part I, Item 1, “Business—Customer Deposits” and Part I, Item 1, “Business—Pledge of Shares and Guarantees.” These limitations on our obligation to redeem capital shares or repay the cash deposits of Members may cause Members to withdraw from membership or potential Members to not become Members.

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

Our insurance reserves may be inadequate if unexpected losses occur.    Our insurance subsidiaries are subject to the rules and regulations promulgated by various regulatory agencies, including, but not limited to, the State of California and the Commonwealth of Bermuda. Insurance reserves are recorded based on estimates made by management and validated by third party actuaries to ensure such estimates are within acceptable ranges. Actuarial estimates are based on detailed analyses of health care cost trends, claims history, demographics, industry trends and federal and state law. As a result, the amount of reserve and related expense is significantly affected by the outcome of these studies. Significant and adverse changes in the experience of claims settlement and other underlying assumptions could negatively impact our operating results. While we often obtain reinsurance to reduce our exposure to large claims, it may not be adequate to protect us from unusual or catastrophic losses.

We may not have adequate financial resources to fund our operations.    We rely primarily upon cash flow from our operations and Member investments to fund our operating activities. In the event that these sources of cash are not sufficient to meet our requirements, additional sources of cash are expected to be obtained from our credit facilities to fund our daily operating activities. Our senior secured notes, which expire on January 1, 2016, and our revolving credit agreement, which expires on the earlier of June 28, 2018, or 90 days prior to the scheduled January 1, 2016 maturity (as such maturity may be extended) of our senior secured notes, require compliance with various covenants. Additionally, the senior secured notes contain certain financial ratios, including fixed charge coverage and debt to capital, and various other covenants. See Note 5 of Notes to Consolidated Financial Statements in Part II, Item 8, “Financial Statements and Supplementary Data” for additional information. While we are currently in compliance with all required covenants and expect to remain in compliance, this does not guarantee we will remain in compliance in future periods.

As of September 28, 2013, we believe we have sufficient cash flow from operations and availability under the revolving credit agreement to meet our operating needs, capital spending requirements and required debt repayments through June 28, 2018. However, if access to operating cash or to the revolving credit agreement becomes restricted, or if the revolving credit agreement expires before June 28, 2018, we may be compelled to seek alternate sources of cash. We cannot assure that alternate sources will provide cash on terms favorable to us or at all. Consequently, the inability to access alternate sources of cash on terms similar to our existing agreement could adversely affect our operations.

The value of our benefit plan assets and liabilities is based on estimates and assumptions, which may prove inaccurate.    Our non-union employees participate in a Company sponsored defined benefit pension plan and Company sponsored postretirement benefit plans. Certain eligible union and non-union employees participate in separate plans providing payouts for unused sick leave. Our officers also participate in a Company sponsored Executive Salary Protection Plan III (“ESPPIII”), which provides additional post-termination retirement income based on each participant’s salary and years of service as an officer of the Company. The postretirement plans provide medical benefits for retired non-union employees, life insurance benefits for retired non-union employees for which active non-union employees are no longer eligible and lump-sum payouts for unused sick days covering certain eligible union and non-union employees. Liabilities for the ESPPIII and postretirement plans are not funded. We account for these benefit plans in accordance with ASC Topic 715, “Compensation—Retirement Benefits” and ASC Topic 712, “Compensation—Nonretirement Postemployment Benefits,” which require us to make actuarial assumptions that are used to calculate the carrying value of the related assets, where applicable, and liabilities and the amount of expenses to be recorded in our consolidated financial statements. Assumptions include the expected return on plan assets, discount rates, health care cost trend rate, projected life expectancies of plan participants and anticipated salary increases. While we believe the underlying assumptions are appropriate, the carrying value of the related assets and liabilities and the amount of expenses recorded in the consolidated financial statements could differ if other assumptions are used. See Notes 11 and 12 of Notes to Consolidated Financial Statements in Part II, Item 8, “Financial Statements and Supplementary Data” for additional information.

The credit and liquidity crisis in the United States and throughout the global financial system triggered substantial volatility in the world financial markets and banking system. As a result, the investment portfolio of the Unified Cash Balance Plan incurred a significant decline in fair value during fiscal 2008. The value of the plan’s investment portfolio increased during fiscal 2009 and 2010, declined in fiscal 2011, and increased in fiscal 2012 and 2013. The values of the plan’s individual investments have and will fluctuate in response to changing market conditions, and the amount of gains or losses that will be recognized in subsequent periods, if any, cannot be determined.

Authoritative accounting guidance may necessitate companies who issue and redeem shares based on book value to redefine the method used to value their shares.    Authoritative accounting guidance that requires adjustments to shareholders’ equity has the potential to impact companies whose equity securities are issued and redeemed at book value (“book value companies”) disproportionately more than companies whose share values are market-based (“publicly traded”). While valuations of publicly traded companies are primarily driven by their income statement and cash flows, the traded value of the shares of book value companies, however, may be immediately impacted by adjustments affecting shareholders’ equity upon implementation. Therefore, such guidance may necessitate companies who issue and redeem shares based on book value to redefine the method used to value their shares. As such, we modified our Exchange Value Per Share calculation to exclude accumulated other comprehensive earnings (loss) from Book Value (see Part II, Item 6,“Selected Financial Data” for additional information on the calculation of the Exchange Value Per Share), thereby excluding the potentially volatile impact that (1) ASC Topic 715-20, “Compensation—Retirement Benefits—Defined Benefit Plans—General” and (2) changes in unrealized gains and losses, net of taxes, on available for sale investments would have on shareholders’ equity and Exchange Value Per Share.

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

A strike or work stoppage by employees could disrupt our business and/or we could face increased operating costs from higher wages or benefits we must pay our employees.    Approximately 60% of our employees are covered by collective bargaining agreements, which have various expiration dates ranging from 2014 through 2016. If we are unable to negotiate acceptable contracts with labor unions representing our unionized employees, we may be subject to a strike or work stoppage that disrupts our business and/or increased operating costs resulting from higher wages or benefits paid to union members or replacement workers. Any such outcome could have a material adverse effect on our operations and financial results.

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

Item 1B.    UNRESOLVED STAFF COMMENTS

Not applicable.

Item 2.    PROPERTIES

Our corporate offices, warehouses and manufacturing facilities as of September 28, 2013 are as follows:

	Approximate Square Footage
Description	Owned	Leased
Corporate offices(1)	73,567	287,789
Dry warehouses	2,165,123	747,061
Refrigerated warehouses	744,336	338,327
Manufacturing facilities	181,206	—

(1)	Includes corporate offices for both our Wholesale Distribution and Insurance segments.

These properties are located in California, Oregon and Washington. We consider our properties to be generally in good condition, well maintained, suitable, and adequate to carry on our business as presently conducted. Certain of our real and personal property is pledged as collateral to secure our credit agreement and senior secured notes to certain insurance companies and pension funds under an amended and restated credit agreement dated as of June 28, 2013, and a note purchase agreement dated September 29, 1999 as amended and restated effective January 6, 2006, further amended on November 3, 2009 and most recently amended on June 28, 2013. See Note 5 of Notes to Consolidated Financial Statements in Part II, Item 8, “Financial Statements and Supplementary Data” for additional information.

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

Part II

Item 5.    MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

There is no established public trading market for our Class A, Class B, Class C or Class E Shares. As of December 13, 2013, our Class A Shares (137,550 shares outstanding) were held of record by 393 shareholders, Class B Shares (431,037 shares outstanding) were held of record by 521 shareholders, Class C Shares were held of record, one share each, by 15 directors of Unified, and our Class E Shares (251,403 shares outstanding) were held of record by 733 shareholders.

Company Purchases of Equity Securities

Period	Total Number of Shares Purchased	Average Price Paid Per Share
June 30, 2013 – July 27, 2013	—	—
July 28, 2013 – August 24, 2013 (Class A Shares)	2,800	$316.11
August 25, 2013 – September 28, 2013	—	—

Total	2,800	$316.11

The repurchase of Class A, Class B or Class E Shares is solely at the discretion of the Board.

Dividends

Cash dividends are not generally paid by us and may be declared in unique circumstances solely at the discretion of the Board. See Note 10 of Notes to Consolidated Financial Statements in Part II, Item 8, “Financial Statements and Supplementary Data” for additional information.

Performance Graph

The following graph sets forth the five-year cumulative total shareholder return on our shares as compared to the cumulative total shareholder return for the same period of our Peer Group and the S&P 500 Index. Our Peer Group consists of Nash Finch Company, Spartan Stores, Inc. and Supervalu, Inc. These companies were selected on the basis that the companies, although unlike Unified in that they are not structured as cooperative organizations, have certain operational characteristics that are similar to Unified. For example, each of the companies is a full-line distributor of grocery products. While all shares of the companies included in the Peer Group are publicly traded, our shares are privately held. We exchange our Class A and Class B Shares with our Members at Exchange Value Per Share (see Part I, Item 1, “Business—Capital Shares”). The Exchange Value Per Share, as currently calculated, is equal to Book Value (as defined below) divided by the number of Class A and Class B Shares outstanding at the end of the fiscal year, excluding shares tendered for redemption. “Book Value” is computed based on (1) the fiscal year end balance of Class A and Class B Shares, excluding the redemption value of unredeemed shares tendered for redemption, plus (2) retained earnings excluding non-allocated retained earnings.

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

The graphical presentation of the cumulative total return of the companies included in the Peer Group reflects the incremental change in book value of the shares of those companies. The book value of the members of the Peer Group have been computed based on total equity, less other accumulated comprehensive income, divided by the number of outstanding shares for the years 2009 through 2013.

The comparison assumes $100 was invested on September 30, 2009 in the shares of the Company, the shares of the Peer Group and in the foregoing index through September 28, 2013. The historical cost performance on the following graph is not necessarily indicative of future cost performance.

This graph shall not be deemed incorporated by reference by any general statement incorporating by reference this Annual Report on Form 10-K into any filing under the Securities Act of 1933 or the Securities Exchange Act of 1934, except to the extent that we specifically incorporate this information by reference, and shall not otherwise be deemed filed under such Acts.

Comparison of Five Year* Cumulative Total Return

Among Unified Grocers, Inc., S&P 500 Index and Peer Group

*	Fiscal years ended October 3, 2009, October 2, 2010, October 1, 2011, September 29, 2012 and September 28, 2013.

Item 6.    SELECTED FINANCIAL DATA

The selected financial information below has been compiled from the audited consolidated financial statements of Unified for the fiscal years ended September 28, 2013, September 29, 2012, October 1, 2011, October 2, 2010 and October 3, 2009 (with the exception of net sales for fiscal years ended October 2, 2010 and October 3, 2009, which amounts have been compiled from unaudited financial statements). The following selected consolidated financial data should be read in conjunction with our consolidated financial statements and the notes thereto (see Part II, Item 8, “Financial Statements and Supplementary Data”) and the information contained in Part II, Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations.” Historical results are not necessarily indicative of future results.

(dollars in thousands, except Exchange Value Per Share)
Fiscal Year Ended†(a)	September 28, 2013 (52 Weeks)	September 29, 2012 (52 Weeks)	October 1, 2011 (52 Weeks)	October 2, 2010 (52 Weeks)	October 3, 2009 (53 Weeks)(b)
Net sales(d)(e)	$3,691,564	$3,761,197	$3,799,229	$3,870,565	$4,001,645
Operating income	4,474	25,119	37,433	42,650	51,018
(Loss) earnings before patronage dividends and income taxes	(18,117)	12,547	25,091	31,139	39,335
Patronage dividends	9,609	10,787	12,431	14,038	16,723
Net (loss) earnings	(17,644)	1,953	7,387	10,978	14,755
Total assets	913,382	920,975	923,678	927,688	915,553
Long-term notes payable	231,531	196,484	226,162	224,926	228,422
Exchange Value Per Share(c)	279.50	316.11	312.31	304.48	290.37

†	Our fiscal year ends on the Saturday nearest September 30.

(a)	The following items are not included within Selected Financial Data because they are not applicable to our operations: income from continuing operations per common share, redeemable preferred stock (within long-term obligations), and cash dividends per common share.

(b)	The fiscal year ended October 3, 2009 had 53 weeks while the other fiscal years presented in Selected Financial Data had 52 weeks. This additional week resulted in an additional $79.0 million of net sales being recorded in the fiscal year ended October 3, 2009 compared to the fiscal year ended September 27, 2008.

(c)	We exchange our Class A and Class B Shares with our Members at the Exchange Value Per Share (see Part I, Item 1, “Business—Capital Shares”). The Exchange Value Per Share, as currently calculated, is equal to Book Value (as defined below) divided by the number of Class A and Class B Shares outstanding at the end of the fiscal year, excluding shares tendered for redemption. “Book Value” is computed based on (1) the fiscal year end balance of Class A and Class B Shares, excluding the redemption value of unredeemed shares tendered for redemption, plus (2) retained earnings, excluding non-allocated retained earnings.

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

Exchange Value Per Share does not necessarily reflect the amount for which our net assets could be sold or the dollar amount that would be required to replace them. If the Board decides in any year to retain a portion of our earnings from our Non-Patronage Business, and to not allocate those earnings to the Exchange Value Per Share, the redemption price of Class A and Class B Shares that are repurchased in the year of such retention and in future years will be reduced. Likewise, if the Board decides in any year to reverse prior allocations of earnings from our Non-Patronage Business and allocate such amounts to the Exchange Value

Per Share, then the redemption price of Class A and Class B Shares that are repurchased in the year of such reversal and in future years will be increased. See Part II, Item 5, “Market For Registrant’s Common Equity, Related Stockholder Matters And Issuer Purchases Of Equity Securities” for additional information on the calculation of the Exchange Value Per Share. Our Class C and Class E Shares are exchanged with our directors and Members, respectively, at a fixed stated value. See “—Classes of Shares—Class C Shares” and “—Classes of Shares—Class E Shares.”

The Board each year may increase or decrease the amount of non-allocated retained earnings that are excluded from the Exchange Value Per Share. The Board first directed us to set aside non-allocated retained earnings for fiscal 2010, in the amount of $3.7 million, increased the amount to $6.9 million for fiscal 2011 and held the amount constant at $6.9 million for fiscal 2012 and 2013. As a result, the Exchange Value Per Share was approximately $7, $13, $14 and $14 lower for fiscal 2010, 2011, 2012 and 2013, respectively, than it would have been had the non-allocated retained earnings been allocated to our share price.

(d)	During fiscal 2013, we adjusted our presentation of sales and cost of sales related to certain transactions involving vendor direct arrangements to present such sales and cost of sales on a net basis to conform to ASC 605-45-45. As a result of such adjustment, we have conformed our net sales presentation for fiscal years 2009 through 2012. This adjustment did not impact any other items presented in the preceding table and was determined to be immaterial.

(e)	Certain transactions involving vendor direct arrangements are presented on a net basis within net sales to conform to ASC 605-45-45. We have included a reconciliation of “Net sales” to “Gross billings” in the table below. Transactions involving vendor direct arrangements are comprised principally of sales of produce in the Pacific Northwest and Northern California and sales of branded ice cream in Southern California. Financial measures used by us may differ from similar measures used by other companies, even when similar terms are used to identify such measures. “Gross billings” is a metric used by management and believed to be useful to investors to assess our operating performance from the perspective of total sales reach to customers.

(dollars in thousands)
Fiscal Year Ended	September 28, 2013	September 29, 2012	October 1, 2011	October 2, 2010	October 3, 2009
Net sales	$3,691,564	$3,761,197	$3,799,229	$3,870,565	$4,001,645
Add: Gross billings through vendor direct arrangements	51,142	35,075	48,546	50,494	49,033

Gross billings	$3,742,706	$3,796,272	$3,847,775	$3,921,059	$4,050,678

Based on the foregoing information, gross billings decreased 1.4% for the year ended September 28, 2013 compared to the year ended September 29, 2012, while net sales decreased 1.9% for the same periods.

Item 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Forward-Looking Information

This report contains “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995. These statements relate to expectations concerning matters that (a) are not historical facts, (b) predict or forecast future events or results, or (c) embody assumptions that may prove to have been inaccurate. These forward-looking statements involve risks, uncertainties and assumptions. When we use words such as “believe,” “expect,” “anticipate” or similar expressions, we are making forward-looking statements. Although we believe that the expectations reflected in such forward-looking statements are reasonable, we cannot give readers any assurance that such expectations will prove correct. The actual results may differ materially from those anticipated in the forward-looking statements as a result of numerous factors, many of which are beyond our control. Important factors that could cause actual results to differ materially from our expectations include, but are not limited to, the factors discussed in the sections entitled Item 1A, “Risk Factors” and “Critical Accounting Policies and Estimates” within “Management’s Discussion and Analysis of Financial Condition and Results of Operations.” All forward-looking statements attributable to us are expressly qualified in their entirety by the factors that may cause actual results to differ materially from anticipated results. Readers are cautioned not to place undue reliance on these forward-looking statements, which reflect management’s opinion only as of the date hereof. We undertake no duty or obligation to revise or publicly release the results of any revision to these forward-looking statements. Readers should carefully review the risk factors described in Item 1A of this document as well as in other documents we file from time to time with the SEC for an understanding of the negative variables that can affect our business and results of operations.

Company Overview

About the Company

Unified, a California corporation organized in 1922 and incorporated in 1925, is a retailer-owned, grocery wholesale cooperative serving supermarket, specialty, restaurant supply and convenience store operators primarily located in the western United States and the Pacific Rim. Our customers range in size from single store operators to regional supermarket chains. We operate our business in two reportable business segments: (1) Wholesale Distribution; and (2) Insurance. All remaining business activities are grouped into All Other (see Note 14 of Notes to Consolidated Financial Statements in Part II, Item 8, “Financial Statements and Supplementary Data”).

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

Sales Highlights—Fiscal 2013

Our net sales were $3.691 billion for the fiscal year ended September 28, 2013 (“2013 Period”) as compared to net sales of $3.761 billion in the fiscal year ended September 29, 2012 (“2012 Period”), a decrease of $69.6 million, or 1.9%. The decrease in net sales was driven by the loss of customers and store closures and reduced sales to continuing customers. Our net sales have continued to be negatively impacted by aggressive competition at two levels: competition we face from other wholesale distribution companies for sales to retail customers, and competition faced by our retail customers. Our net sales have also been adversely affected as a result of the challenging economic environment faced by our retailers, in which consumers continue to be highly price sensitive and seek lower-cost alternatives in their grocery purchases, as well as a shift in consumer buying habits in recent years towards non-traditional format stores that has adversely impacted many of our retail customers.

The following table presents details as to the distribution of changes in our net sales during the 2013 Period among our customer base:

(dollars in millions)
Key Net Sales Changes	(Decrease) Increase
New customers	$17.8
Decrease in net sales to continuing customers	(5.3)
Lost customers (former customers currently serviced by competitors)	(45.3)
Store closures	(36.8)
Change in net sales	$(69.6)

During the 2013 Period, we adjusted our presentation of sales and cost of sales related to certain transactions involving vendor direct arrangements to present such sales and cost of sales on a net basis to conform to ASC 605-45-45. Transactions involving vendor direct arrangements are comprised principally of sales of produce in the Pacific Northwest and Northern California and sales of branded ice cream in Southern California. Gross billings through vendor direct arrangements are expected to increase as a percentage of our total sales in future periods due to our sales of produce to independent retail customers in the Pacific Northwest having shifted in July 2013 from direct sales by Unified to a vendor direct arrangement with Charlie’s Produce. “Gross billings,” a financial metric that adds back gross billings through vendor direct arrangements to net sales and is used by management to assess our operating performance, was $3.743 billion for the 2013 Period as compared to $3.796 billion in the 2012 Period, a decrease of $53.6 million, or 1.4%. By comparison, net sales (which do not include gross billings through vendor direct arrangements) decreased 1.9% for the same periods. See Footnotes (d) and (e) to the table in Item 6, “Selected Financial Data” for further discussion regarding this financial metric and its reconciliation to net sales.

Earnings Highlights—Fiscal 2013

Our net loss in the 2013 Period was $17.6 million, as compared to net earnings of $2.0 million in the 2012 Period, a decline of $19.6 million, or 0.6% of total net sales. The decrease in earnings was primarily due to charges related to early debt extinguishment (see below), increased workers’ compensation reserves, transition costs resulting from the consolidation of our Fresno dry warehouse facility into our facilities in Southern and Northern California, lower net sales, a change in sales mix towards lower margin products and decreased inventory holding gains, partially offset by lower employee pension and postretirement benefit expenses, reflecting the favorable impact of employee benefit plan amendments, in addition to a one-time employee postretirement benefit plan curtailment gain recorded in distribution, selling and administrative expenses. As a percentage of our net sales, sales of our perishable and specialty products increased, while sales of our other non-perishable products decreased. We believe this change is in part due to the considerable competition our customers face from non-traditional format stores in the sale of non-perishable products. As our non-perishable products tend to have higher margins than our perishable products, this decline in sales of non-perishable products resulted in a lower overall margin and negatively impacted our net earnings. In addition, we continued to see a shift in sales mix towards sales to large customers that tend to have reduced margins resulting from their higher purchase volume. Lower food price inflation in the 2013 Period as compared to the 2012 Period was the cause of the decrease in inventory holding gains as we were less able to take advantage of forward buying opportunities. Our continued focus on cost containment has helped to partially mitigate the impact of lower net sales. We anticipate that we will continue to experience similar market conditions during our next fiscal year.

The results of our 2013 Period were impacted by various significant items. As discussed in “Outstanding Debt and Other Financing Arrangements,” we modified our existing revolving credit facility and paid off approximately half of our higher rate senior secured notes. In connection with the partial payoff of the senior secured notes, we incurred $9.8 million in early debt extinguishment costs. We also experienced $9.1 million of additional expense due to an increase in our workers’ compensation reserves for claims development related to previous years. We incurred $2.5 million for lease and equipment disposal expenses related to facilities and equipment. These significant items total $21.4 million for the 2013 Period.

Industry Overview and the Economic Environment

We were impacted by the weak economic environment that continues to persist in some of our operating markets during the 2013 Period, including price volatility associated with the costs of certain commodities, ingredients used in our manufactured products and packaged goods purchased from suppliers. See Part I, Item 1, “Business—Industry Overview and the Company’s Operating Environment—Economic Factors,” for a discussion of how we are impacted by changes in overall economic conditions. We were also impacted by the continued highly competitive nature of the grocery industry, including the typically high volume and low profit margins and trends towards both vertical and horizontal integration, an increasing number of competitive format grocery stores that are adding square footage devoted to food and non-food products (including warehouse club stores, supercenters, discount stores and other alternate format stores) and mergers and acquisitions among competing organizations. See Part I, Item 1, “Business—Industry Overview and the Company’s Operating Environment—Competition,” for a discussion of the highly competitive nature of the grocery industry.

Results of Operations

The following discussion of our financial condition and results of operations should be read in conjunction with Part II, Item 6, “Selected Consolidated Financial Data” and Part II, Item 8, “Financial Statements and Supplementary Data,” specifically Note 14 of Notes to Consolidated Financial Statements, “Segment Reporting.” Certain statements in the following discussion are not historical in nature and should be considered to be forward-looking statements that are inherently uncertain.

The following table sets forth our selected consolidated financial data expressed as a percentage of net sales for the periods indicated below:

Fiscal Year Ended	September 28, 2013	September 29, 2012	October 1, 2011
Net sales	100.0%	100.0%	100.0%
Cost of sales	92.2	91.5	91.0
Distribution, selling and administrative expenses	7.7	7.8	8.0

Operating income	0.1	0.7	1.0
Interest expense	(0.3)	(0.3)	(0.3)
Loss on early extinguishment of debt	(0.3)	—	—
Patronage dividends	(0.3)	(0.3)	(0.3)
Income taxes	0.3	—	(0.2)

Net (loss) earnings	(0.5)%	0.1%	0.2%

During fiscal 2013, we adjusted our presentation of sales and cost of sales related to certain transactions involving vendor direct arrangements to present such sales and cost of sales on a net basis to conform to ASC 605-45-45. These transactions were all reported within the Company’s Wholesale Distribution segment. As a result of such adjustment, we have conformed our net sales and cost of sales presentation for fiscal 2012 and 2011 to be consistent with the current year’s presentation (see Part II, Item 6, “Selected Financial Data” for additional information). This adjustment did not have an impact on our net (loss) earnings and was determined to be immaterial. The period-to-period discussions below have been revised to reflect the adjusted amounts.

Fiscal Year Ended September 28, 2013 (“2013 Period”) Compared to Fiscal Year Ended September 29, 2012 (“2012 Period”)

Overview of the 2013 Period.    We experienced an overall net sales decrease of $69.6 million, or 1.9%, to $3.691 billion for the 2013 Period as compared to $3.761 billion for the 2012 Period. Our net sales for the Wholesale Distribution segment decreased $69.8 million, or 1.9%, for the comparable 2013 and 2012 Periods. The decrease in net sales was driven by the loss of customers and store closures and reduced sales to continuing customers. Net sales in our Insurance segment and All Other business activities increased $0.1 million and $0.1 million, respectively, for the comparable 2013 and 2012 Periods.

The results of our 2013 Period were impacted by various significant items. As discussed in “Outstanding Debt and Other Financing Arrangements,” we modified our existing revolving credit facility and paid off approximately half of our higher rate senior secured notes. In connection with the partial payoff of the senior secured notes, we incurred $9.8 million in early debt extinguishment costs. We also experienced $9.1 million of additional expense due to an increase in our workers’ compensation reserves for claims development related to previous years. We incurred $2.5 million for lease and equipment disposal expenses related to facilities and equipment. These significant items total $21.4 million for the 2013 Period.

Our consolidated operating income decreased by $20.6 million to $4.5 million in the 2013 Period compared to $25.1 million in the 2012 Period.

The overall decrease in operating income is summarized in our operating segments and other business activities as follows:

•

Wholesale Distribution Segment:    The Wholesale Distribution segment’s operating income was $11.8 million in the 2013 Period compared to $21.3 million in the 2012 Period. This decrease in earnings was primarily due to lower net sales, a change in sales mix towards lower margin products, decreased inventory holding gains and transition costs resulting from the consolidation of our Fresno dry warehouse facility into our facilities in Southern and Northern California, partially offset by lower employee pension and postretirement benefit expenses, reflecting the favorable impact of employee benefit plan amendments, in addition to a one-time employee postretirement benefit plan curtailment gain recorded in distribution, selling and administrative expenses.

•

Insurance Segment:    Operating income decreased $11.2 million in our Insurance segment to a loss of $7.7 million in the 2013 Period compared to income of $3.5 million in the 2012 Period. This decrease was primarily due to an increase in workers’ compensation reserves for claims development related to previous years.

•	All Other: All Other business activities primarily consist of our wholly-owned finance subsidiary. Operating income was $0.4 million for the 2013 Period compared to $0.3 million for the 2012 Period.

The following tables summarize the performance of each business segment for the 2013 and 2012 Periods.

Wholesale Distribution Segment

(dollars in thousands)
	2013	2012	Difference
Gross billings	$3,722,387	$3,776,173	$(53,786)
Less: Gross billings through vendor direct arrangements	(51,142)	(35,075)	(16,067)

Net sales	3,671,245	3,741,098	(69,853)
Cost of sales	3,383,190	3,433,339	(50,149)
Distribution, selling and administrative expenses	276,294	286,441	(10,147)

Operating income	$11,761	$21,318	$(9,557)

Insurance Segment

(dollars in thousands)
	2013	2012	Difference
Gross sales—premiums earned and investment income	$30,665	$30,404	$261
Inter-segment eliminations	(11,560)	(11,452)	(108)

Net sales—premiums earned and investment income	19,105	18,952	153
Cost of sales (including underwriting expenses)	19,850	8,201	11,649
Selling and administrative expenses	6,987	7,286	(299)

Operating (loss) income	$(7,732)	$3,465	$(11,197)

All Other

(dollars in thousands)
	2013	2012	Difference
Gross sales	$1,356	$1,280	$76
Inter-segment eliminations	(142)	(133)	(9)

Net sales	1,214	1,147	67
Selling and administrative expenses	769	811	(42)

Operating income	$445	$336	$109

Net sales.    Consolidated net sales decreased $69.6 million, or 1.9%, to $3.691 billion in the 2013 Period compared to $3.761 billion for the 2012 Period. Factors impacting net sales are as follows:

•

Wholesale Distribution Segment:    Wholesale Distribution gross billings decreased $53.8 million, or 1.4% as a percent of Wholesale Distribution gross billings, to $3.722 billion in the 2013 Period compared to $3.776 billion for the 2012 Period. The table below illustrates the key changes in gross billings from the 2012 Period to the 2013 Period:

(dollars in millions)
Key Net Sales Changes	Increase (Decrease)
New customers	$17.8
Increase in gross billings to continuing customers	10.5
Lost customers (former customers currently serviced by competitors)	(45.3)
Store closures	(36.8)

Change in gross billings	$(53.8)

Our customer base continues to be impacted by consumers who are highly price sensitive, seek lower-cost alternatives in their grocery purchases, and have shown a willingness to shop at multiple stores for grocery products, including discounters and other non-traditional format stores. This trend continues to have an adverse impact on gross billings as well as pressuring profit margins.

•

Insurance Segment:    Net sales, consisting principally of premium revenues and investment income, increased $0.1 million to $19.1 million in the 2013 Period compared to $19.0 million in the 2012 Period. The increase is primarily related to an increase in workers’ compensation premium revenue resulting from the addition of new policyholders and increased renewal premium rates. The increase in premium revenue was partially offset by lower investment income.

•	All Other: Net sales increased $0.1 million to $1.2 million in the 2013 Period compared to $1.1 million for the 2012 Period.

Cost of sales (including underwriting expenses).    Consolidated cost of sales decreased $38.5 million to $3.403 billion for the 2013 Period compared to $3.442 billion for the 2012 Period and comprised 92.2% and 91.5% of consolidated net sales for the 2013 and 2012 Periods, respectively. Factors impacting cost of sales are as follows:

•

Wholesale Distribution Segment:    Cost of sales decreased by $50.1 million to $3.383 billion in the 2013 Period compared to $3.433 billion in the 2012 Period. As a percentage of Wholesale Distribution net sales, cost of sales was 92.2% and 91.8% for the 2013 and 2012 Periods, respectively.

•

The change in customer sales mix and change in product mix between perishable and non-perishable products resulted in a 0.1% increase in cost of sales as a percent of Wholesale Distribution net sales in the 2013 Period compared to the 2012 Period.

•

Vendor related activity contributed to a 0.3% increase in cost of sales as a percent of Wholesale Distribution net sales in the 2013 Period compared to the 2012 Period. This change was primarily driven by a decrease in inventory holding gains (realized upon sale) due to a lack of vendor price increases as well as changes in vendor marketing activity.

•

Insurance Segment:    Cost of sales primarily consists of claims loss and loss adjustment expenses, underwriting expenses, commissions, premium taxes and regulatory fees. Cost of sales increased $11.6 million to $19.8 million in the 2013 Period compared to $8.2 million in the 2012 Period. The increase is primarily due to increased claims development of $9.1 million for workers’ compensation policies related to previous years, including additional development from a high-deductible loss portfolio that the Company assumed in a previous year, and additional claims exposure related to new workers’ compensation policies written during the 2013 Period. The cost of insurance and the adequacy of loss reserves are impacted by actuarial estimates based on a detailed analysis of health care cost trends, claims history, demographics and industry trends. As a result, the amount of loss reserves and future expenses is significantly affected by these variables and may significantly change, depending on the cost of providing benefits and the results of further legislative action. See additional discussion related to insurance reserves under “Risk Factors”—“Our insurance reserves may be inadequate if unexpected losses occur.”

Distribution, selling and administrative expenses.    Consolidated distribution, selling and administrative expenses decreased $10.5 million to $284.0 million for the 2013 Period compared to $294.5 million for the 2012 Period and comprised 7.7% and 7.8% of consolidated net sales for the 2013 and 2012 Periods, respectively. Factors impacting distribution, selling and administrative expenses are as follows:

•

Wholesale Distribution Segment:    Distribution, selling and administrative expenses decreased $10.1 million to $276.3 million in the 2013 Period compared to $286.4 million in the 2012 Period. These expenses comprised 7.5% and 7.7% of Wholesale Distribution net sales for the 2013 and 2012 Periods, respectively. Factors impacting distribution, selling and administrative expenses are as follows:

•

Employee Pension and Postretirement Benefits:    During the 2013 Period, we experienced a decline of $9.0 million, or 0.2% as a percent of Wholesale Distribution net sales, in employee pension and postretirement benefit expenses, primarily due to expense reductions resulting from the amendment of several of our employee benefit plans effective December 31, 2012. As a result of these benefit plan amendments, we remeasured the projected pension and accumulated postretirement benefit obligations associated with the plans as of December 31, 2012. Such remeasurement resulted in a $4.2 million reduction of our employee pension and postretirement benefit expenses for the affected plans and the recognition of a one-time curtailment gain of $2.7 million, which was recorded in addition to the net reduction in periodic pension and postretirement benefit cost in distribution, selling and administrative expenses. See Note 11 of “Notes to Consolidated Financial Statements” in Part II, Item 8. “Financial Statements and Supplementary Data” of this Annual Report on Form 10-K for additional discussion.

•

Lease and Equipment Disposal Expenses:    During the 2013 Period, we recorded $2.5 million, or 0.1% as a percent of Wholesale Distribution net sales, for lease and equipment disposal expenses related to facilities and equipment.

•

General Expenses:    During the 2013 Period, general expenses declined $3.6 million, or 0.1% as a percent of Wholesale Distribution net sales. During the 2013 Period, we were able to reduce both union and non-union labor expenses due to a continued focus on cost reduction. These reductions were partially offset by increases in legal fees and expenses, primarily due to the settlement of two claims and the legal fees associated with those claims. In addition, we incurred additional expenses associated with the closure and consolidation of one of our warehouses. However, warehouse expenses returned to normal levels by the end of our fiscal year.

•	Insurance Segment: Selling and administrative expenses for the Insurance segment decreased $0.3 million to $7.0 million for the 2013 Period compared to $7.3 million for the 2012 Period.

•	All Other: Selling and administrative expenses for our All Other business activities were $0.7 million for the 2013 Period compared to $0.8 million for the 2012 Period.

Interest.    Interest expense increased $0.2 million to $12.8 million in the 2013 Period compared to $12.6 million in the 2012 Period and comprised 0.3% of consolidated net sales for both the 2013 and 2012 Periods. Factors contributing to the increase in interest expense are as follows:

•	Interest expense on our primary debt instruments was $11.9 million and $11.8 million for the 2013 and 2012 Periods, respectively, an increase of $0.1 million.

•	Interest Rates: Interest expense increased $0.7 million from the 2012 Period as a result of higher borrowing rates. Our effective borrowing rate for the combined primary debt, made up of the revolving lines of credit for Unified and Grocers Capital Company (“GCC”), and senior secured notes, was 4.8% and 4.6% for the 2013 and 2012 Periods, respectively. The rate increase was due to higher effective rates on Unified’s revolving line of credit and senior secured notes.

•

Weighted Average Borrowings:    Interest expense decreased by $0.6 million from the 2012 Period as a result of lower outstanding debt. Weighted average borrowings decreased by $12.1 million primarily due to decreased inventory levels during the 2013 Period.

Borrowings on Unified’s revolving credit agreement are subject to market rate fluctuations. A 25 basis point change in the market rate of interest over the 2013 Period would result in a $0.4 million increase or decrease in corresponding interest expense.

•	Interest expense on all our other outstanding debt instruments was $0.9 million and $0.8 million in the 2013 and 2012 Periods, respectively.

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

Patronage dividends.    Patronage dividends for the 2013 Period were $9.6 million, compared to $10.8 million in the 2012 Period, a decrease of 11%. Patronage dividends for the 2013 and 2012 Periods consisted of patronage earnings from the Southern California Dairy Division and the Pacific Northwest Dairy Division. For the 2013 and 2012 Periods, respectively, we had patronage earnings of $8.6 million and $9.7 million in the Southern California Dairy Division, $1.0 million and $1.1 million in the Pacific Northwest Dairy Division, and an $11.3 million loss for the 2013 Period compared to a $3.6 million loss for the 2012 Period in the Cooperative Division. Cooperative Division losses for the 2013 Period included a loss on early debt extinguishment, lease reserves and equipment disposal costs related to facilities and equipment, a change in sales mix towards lower margin products, decreased inventory holding gains, lower net sales and transition costs resulting from the consolidation of our Fresno dry warehouse facility into our facilities in Southern and Northern California, partially offset by a reduction of our employee pension and postretirement benefit expenses and a one-time curtailment gain related to employee benefit plan amendments.

Income taxes.    Income taxes reflected a $10.1 million benefit for the 2013 Period compared to $0.2 million benefit for the 2012 Period. Our effective income tax rate was 36.4% for the 2013 Period compared to (11.0)% for the 2012 Period. The rate for the 2013 Period approximates the Company’s statutory rate due to offsetting tax adjustments. The lower rate for the 2012 Period was due to favorable tax adjustments related to our corporate-owned life insurance.

Other Comprehensive (Loss) Earnings, Net of Income Taxes (“OCI”).    Our OCI net gain was $47.9 million in the 2013 Period compared to a net loss of $23.8 million in the 2012 Period (see Note 1 to “Notes to Consolidated Financial Statements” in Part II, Item 8, “Financial Statements and Supplementary Data”). OCI is excluded from the calculation of Exchange Value Per Share (see Note 10 to “Notes to Consolidated Financial Statements” in Part II, Item 8, “Financial Statements and Supplementary Data”).

•

Unrealized Net Holding Gain (loss) on Investments:    Our investments are primarily made up of bonds in our insurance segment portfolio. We experienced an unrealized loss of $1.1 million in the 2013 Period compared to an unrealized gain of $1.2 million in the 2012 Period.

•

Defined Benefit Pension Plans and Other Postretirement Benefit Plans:    This component of OCI primarily represents the non-cash amount to record the ultimate future liability for pension obligations net of the value of our pension fund assets pursuant to ASC Topic 715-20, “Compensation—Retirement Benefits—Defined Benefits Plans—General.” We experienced a $49.0 million gain in the 2013 Period compared to a $25.0 million loss in the 2012 Period, due primarily to an increase in interest rates used to discount the liabilities for pension and other postretirement benefits. See Note 11 “Benefit Plans” and Note 12 “Postretirement Benefit Plans Other Than Pensions” of Notes to Consolidated Financial Statements in Part II, Item 8, “Financial Statements and Supplementary Data” for more information.

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

The following tables summarize the performance of each business segment for the 2012 and 2011 Periods.

Wholesale Distribution Segment

(dollars in thousands)
	2012	2011	Difference
Gross billings	$3,776,173	$3,832,477	$(56,304)
Less: Gross billings through vendor direct arrangements	(35,075)	(48,546)	13,471

Net sales	$3,741,098	$3,783,931	$(42,833)
Cost of sales	3,433,339	3,454,899	(21,560)
Distribution, selling and administrative expenses	286,441	296,445	(10,004)

Operating income	$21,318	$32,587	$(11,269)

Insurance Segment

(dollars in thousands)
	2012	2011	Difference
Gross sales—premiums earned and investment income	$30,404	$27,280	$3,124
Inter-segment eliminations	(11,452)	(12,796)	1,344

Net sales—premiums earned and investment income	18,952	14,484	4,468
Cost of sales (including underwriting expenses)	8,201	2,343	5,858
Selling and administrative expenses	7,286	7,350	(64)

Operating income	$3,465	$4,791	$(1,326)

All Other

(dollars in thousands)
	2012	2011	Difference
Gross sales	$1,280	$1,034	$246
Inter-segment eliminations	(133)	(220)	87

Net sales	1,147	814	333
Selling and administrative expenses	811	759	52

Operating income	$336	$55	$281

Net sales.    Consolidated net sales decreased $38.0 million, or 1.0%, to $3.761 billion in the 2012 Period compared to $3.799 billion for the 2011 Period. Factors impacting net sales are as follows:

•

Wholesale Distribution Segment:    Wholesale Distribution gross billings decreased $56.3 million to $3.776 billion in the 2012 Period compared to $3.832 billion for the 2011 Period. The table below illustrates the key changes in gross billings from the 2011 Period to the 2012 Period:

(dollars in millions)
Key Net Sales Changes	Increase (Decrease)
Increase in gross billings to continuing customers	$91.7
Loss of significant Member in May 2011	(87.2)
Other lost customers, net	(21.3)
Store closures	(39.5)

Change in gross billings	$(56.3)

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

Cost of sales (including underwriting expenses).    Consolidated cost of sales decreased $15.7 million to $3.441 billion for the 2012 Period compared to $3.457 billion for the 2011 Period and comprised 91.5% and 91.0% of consolidated net sales for the 2012 and 2011 Periods, respectively. Factors impacting cost of sales are as follows:

•

Wholesale Distribution Segment:    Cost of sales decreased by $21.6 million to $3.433 billion in the 2012 Period compared to $3.455 billion in the 2011 Period. As a percentage of Wholesale Distribution net sales, cost of sales was 91.8% and 91.3% for the 2012 and 2011 Periods, respectively.

•

The change in product mix between perishable and non-perishable products and growth in sales to our larger customers resulted in a 0.3% increase in cost of sales as a percent of Wholesale Distribution net sales in the 2012 Period compared to the 2011 Period.

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

Distribution, selling and administrative expenses.    Consolidated distribution, selling and administrative expenses decreased $10.1 million to $294.5 million for the 2012 Period compared to $304.6 million for the 2011 Period and comprised 7.8% and 8.0% of consolidated net sales for the 2012 and 2011 Periods, respectively. Factors impacting distribution, selling and administrative expenses are as follows:

•

Wholesale Distribution Segment:    Distribution, selling and administrative expenses decreased $10.0 million to $286.4 million in the 2012 Period compared to $296.4 million in the 2011 Period. These expenses comprised 7.7% and 7.8% of Wholesale Distribution net sales for the 2012 and 2011 Periods, respectively. Factors impacting distribution, selling and administrative expenses are as follows:

•

Member Settlement:    During the 2012 Period, distribution, selling and administrative expenses increased $3.4 million, or 0.1% as a percent of Wholesale Distribution net sales, resulting from settlement proceeds recorded during the 2011 Period due to the loss of a significant Member. See “Company Overview—Sales Highlights and Other Information—Fiscal 2011” discussed in Part II, Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations” of our Annual Report on Form 10-K for the year ended October 1, 2011 for additional information.

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

•

Defined Benefit Pension Plans and Other Postretirement Benefit Plans:    This component of OCI primarily represents the non-cash amount to record the ultimate future liability for pension obligations net of the value of our pension fund assets pursuant to ASC Topic 715-20, “Compensation—Retirement Benefits—Defined Benefits Plans—General.” We experienced a $25.0 million loss in the 2012 Period compared to a $5.9 million loss in the 2011 Period, due primarily to a decrease in interest rates used to discount the liabilities for pension and other postretirement benefits. See Note 11 “Benefit Plans” and Note 12 “Postretirement Benefit Plans Other Than Pensions” of Notes to Consolidated Financial Statements in Part II, Item 8, “Financial Statements and Supplementary Data” for more information.

Liquidity and Capital Resources

We finance our capital needs through a combination of internal and external sources. These sources include cash from operations, Member capital and other Member investments, bank borrowings, various types of long-term debt and lease financing.

The acquisition, holding and redemption of our shares and making of deposits, including Required Deposits, by our Members, and our policies with respect to such matters, can significantly affect our liquidity and capital resources. Our Bylaws, which may be changed by the Board at its discretion, currently require that each Member own 350 Class A Shares. In addition, we currently require each Member to own such amount of Class B Shares as may be established by the Board. This requirement to own Class B Shares is referred to as the “Class B Share Requirement.” Members who do not satisfy the Class B Share Requirement solely from their holdings of Class B Shares are generally required to make a subordinated deposit (a “Required Deposit”) with us. Member and Non-Member customers may be required to provide us a Credit Deposit in order to purchase products on credit terms established by us. “Credit Deposit” means any non-subordinated deposit that is required to be maintained by a Member or Non-Member customer in accordance with levels established by our credit office from time to time in excess of the amount of the Required Deposit set by the Board. We do not pay interest on Required Deposits or

Credit Deposits; however, interest is paid at the prime rate for deposits in excess of a Member’s Required Deposit or Credit Deposit (an “Excess Deposit”). See Part I, Item 1, “Business—Capital Shares,” Part I, Item 1, “Business—Customer Deposits” and Part I, Item 1, “Business—Pledge of Shares and Guarantees” for additional information. Additionally, see “DESCRIPTION OF DEPOSIT ACCOUNTS” in our Amendment No. 1 to Post-Effective Amendment No. 1 to Registration Statement on Form S-1 filed on February 27, 2013, with respect to our offering of Partially Subordinated Patrons’ Deposit Accounts and see “OFFERING OF CLASS A, CLASS B AND CLASS E SHARES” in our Amendment No. 1 to Post-Effective Amendment No. 1 to Registration Statement on Form S-1 filed on February 27, 2013, with respect to our offering of Class A, Class B and Class E Shares for further information.

At September 28, 2013, we had $0.2 million of tendered Class A Shares and $24.2 million of tendered Class B Shares pending redemption, whose redemption is subject to final approval by the Board, and in the case of Class B Shares, subject to the 5% limitation on redemptions contained in our redemption policy (see “DESCRIPTION OF CAPTIAL STOCK – Redemption Policy” in our Amendment No. 1 to Post-Effective Amendment No. 1 to Registration Statement on Form S-1 filed on February 27, 2013, with respect to our offering of Class A, Class B and Class E Shares for further information).

Our obligations to repay a Member’s Required Deposit on termination of Member status (once the Member’s obligations to us have been satisfied) is reported as a long-term liability within “Members’ and Non-Members’ deposits” on our consolidated balance sheets. Excess Deposits are not subordinated to our other obligations and are reported as short-term liabilities within “Members’ deposits and declared patronage dividends” on our consolidated balance sheets. At September 28, 2013 and September 29, 2012, we had $5.8 million and $7.5 million, respectively, in “Members’ and Non-Members’ deposits” and $11.7 million and $12.1 million, respectively, in “Members’ deposits and declared patronage dividends” (of which $10.5 million and $10.7 million, respectively, represented Excess Deposits). See Part I, Item 1, “Business—Capital Shares,” Part I, Item 1, “Business—Patronage Dividends,” Part I, Item 1, “Business—Customer Deposits,” and Note 18 of Notes to Consolidated Financial Statements in Part II, Item 8, “Financial Statements and Supplementary Data.”

We believe that the combination of cash flows from operations, current cash balances, and available lines of credit, will be sufficient to service our debt, redeem Members’ capital shares, make income tax payments and meet our anticipated needs for working capital and capital expenditures through at least the next five fiscal years.

Cash Flow

We generated positive cash flow from operating and financing activities during the 2013 Period. Cash from operations and financing activities was used for investing activities, including investing in our infrastructure. We also reinvested proceeds from maturing investments.

As a result of these activities, net cash, consisting of cash and cash equivalents, decreased by $2.2 million to $8.9 million as of September 28, 2013, compared to $11.1 million as of September 29, 2012.

The following table summarizes the impact of operating, investing and financing activities on our cash flows for the 2013 and 2012 Periods:

(dollars in thousands)
Summary of Net (Decrease) Increase in Total Cash and Cash Equivalents	2013	2012	Difference
Cash provided by operating activities	$4,763	$67,849	$(63,086)
Cash utilized by investing activities	(29,984)	(27,997)	(1,987)
Cash provided (utilized) by financing activities	23,026	(33,800)	56,826

Total (decrease) increase in cash and cash equivalents	$(2,195)	$6,052	$(8,247)

Net cash from operating, investing and financing activities decreased by $8.2 million to a decrease of $2.2 million for the 2013 Period compared to an increase of $6.0 million for the 2012 Period. The decrease in net cash for the 2013 Period consisted of cash utilized by investing activities of $30.0 million offset by cash provided from operating activities of $4.8 million and financing activities of $23.0 million. The primary factors contributing to the changes in cash flow are discussed below. Working capital was $150.8 million and $163.1 million, and the current ratio was 1.5 and 1.5 at September 28, 2013 and September 29, 2012, respectively.

Operating Activities:    Net cash provided by operating activities decreased by $63.0 million to $4.8 million provided in the 2013 Period compared to $67.8 million provided in the 2012 Period. The decrease in cash provided by operating activities compared to the 2012 Period was attributable primarily to (1) an increase in accounts receivable between the periods of $4.9 million, (2) an increase between the periods in net cash flows related to inventories of $24.4 million, (3) an increase between the periods in cash used to pay accounts payable and accrued liabilities of $8.1 million, (4) a decrease in long-term liabilities, other between the periods of $10.4 million, primarily attributable to a decrease in pension and postretirement liabilities, (5) a reduction in net earnings between the periods of $19.6 million, (6) an adjustment in the 2013 Period to reconcile net (loss) earnings to net cash provided by operating activities of $2.7 million related to the curtailment gain for other postretirement benefit plans, (7) an adjustment between the periods to reconcile net (loss) earnings to net cash provided by operating activities of $8.3 million related to deferred taxes and (8) a decrease between the periods in net cash provided by other operating activities of $0.1 million. The foregoing decreases of $78.5 million in cash provided were partially offset by (1) a decrease between the periods in cash used to fund pension plan contributions of $3.6 million, (2) a decrease between the periods related to prepaid expenses of $2.1 million and (3) an adjustment in the 2013 Period to reconcile net (loss) earnings to net cash provided by operating activities of $9.8 million related to the loss on early extinguishment of debt.

Investing Activities:    Net cash used by investing activities increased by $2.0 million to $30.0 million for the 2013 Period compared to $28.0 million in the 2012 Period. The increase in cash used by investing activities during the 2013 Period as compared to the 2012 Period was due mainly to (1) an increase of $5.9 million in net investment activities by our insurance subsidiaries, consisting of the purchase and sale of securities to replace maturing investments in their portfolios and (2) an increase in cash used for net notes receivable activities of $4.6 million, reflecting normal fluctuation in loan activity to Members for their inventory and equipment financing. The foregoing increases of $10.5 million in cash used were partially offset by an increase in cash provided by (1) a decrease in capital expenditures between the periods of $2.4 million and (2) a decrease in other assets between the periods of $6.1 million, primarily related to the changes in value between the periods of our mutual fund and life insurance policy assets. Spending on investing activities is expected to be funded by existing cash balances, cash generated from operations or additional borrowings.

Financing Activities:    Net cash provided by financing activities was $23.0 million for the 2013 Period compared to $33.8 million used in the 2012 Period. The net increase of $56.8 million in cash provided by financing activities for the 2013 Period as compared to the 2012 Period was due to an increase in cash provided of $59.7 million related to higher revolver, term loan and notes payable borrowings, reduced by notes payable repayments, payments of deferred financing fees and payments of debt extinguishment costs in the 2013 Period. See “Outstanding Debt and Other Financing Arrangements” for further discussion regarding our credit facilities and financing arrangements. The net increase in cash provided by net borrowings under our secured revolving credit agreements and notes payable was partially offset by Member investment and share activity of $2.9 million. Future cash used by financing activities to meet capital spending requirements is expected to be funded by our continuing operating cash flow or additional borrowings.

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

Credit Facilities

Secured Revolving Credit Agreement

We are party to an Amended and Restated Credit Agreement (the “Credit Agreement”), dated as of June 28, 2013, among the Company, the lenders party thereto, Wells Fargo Bank, National Association, as administrative agent (“Administrative Agent”), and the other agents party thereto. The Credit Agreement amends and restates the existing credit agreement dated as of October 8, 2010, as amended, restated, supplemented or otherwise modified from time to time prior to June 28, 2013 (the “Prior Credit Agreement”). The Credit Agreement provides for a revolving credit facility with total commitments in the principal amount of $275 million (the “Revolver”) and a term loan in the amount of $40.9 million (the “Term Loan”). Certain capitalized terms used in this description of the Credit Agreement have the meanings given to them in the Credit Agreement. The Credit Agreement matures the earlier of June 28, 2018 (“Original Maturity Date”), or 90 days prior to the scheduled January 1, 2016 maturity (as such scheduled maturity date may be extended) under a note purchase agreement dated September 29, 1999 (as amended, the “Senior Note Agreement”) as amended and restated effective January 6, 2006, further amended on November 3, 2009 and most recently amended on June 28, 2013, among the Company and the current noteholders (the “Noteholders”) and John Hancock Life Insurance Company (U.S.A.) (“John Hancock”), acting in its capacity as collateral agent for the Noteholders (collectively, the “Hancock Debt”), unless the Hancock Debt has been repaid, refinanced (including by exchange) or defeased.

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

Our obligations under the Credit Agreement are guaranteed by certain of our subsidiaries, excluding our finance and insurance subsidiaries, and are secured by grants of security interests in our accounts receivable, inventory, deposit accounts and certain related collateral (subject to exceptions) and the guarantor subsidiaries, and in certain real property that is concurrently being released (see “Senior Secured Notes” in “Outstanding Debt and Other Financing Arrangements”). The obligations are also senior to the rights of our Members with respect to Partially Subordinated Patrons’ Deposit Accounts and patronage dividend certificates, if any.

Borrowings under the Revolver may be made as revolving loans, swing line loans or letters of credit. The Revolver provides for loans up to the lesser of (i) the Maximum Revolver Amount less the sum of any outstanding letter of credit usage plus swing line loans plus reserves as may be established by the Administrative Agent or (ii) the amount equal to the Borrowing Base at such date (based upon the most recent Borrowing Base Certificate delivered by us to the Administrative Agent) less the sum of any outstanding letter of credit usage plus any outstanding swing line loans. The Borrowing Base is calculated as 85% of all Eligible Accounts (primarily accounts receivable) less any Dilution Reserve, plus the lesser of (a) 70% of Eligible Inventory or (b) 90% of the Net Recovery Percentage of Eligible Inventory, less reserves, if any, established by the Administrative Agent.

Borrowings under the Revolving Loan Commitment and Term Loan bear interest at an interest rate determined by reference either to the Base Rate or to the Eurodollar Rate with the rate election made by the Borrower at the time of the borrowing or at any time Borrower elects to continue or convert a Loan or Loans, while swing loan borrowings bear interest at an interest rate determined by reference to the Base Rate. Revolving Loans that are Base Rate Loans will bear interest margins of between 0.50% per annum and 1.00% per annum, dependent upon our Average Excess Availability for the most recently completed month for which a Borrowing Base Certificate has been filed. Revolving Loans that are Eurodollar Rate Loans will bear interest margins of between 1.50% per annum and 2.00% per annum, based upon our Average Excess Availability for the most recently completed month for which a Borrowing Base Certificate has been filed. Amounts of the Term Loan that are Base Rate Loans will bear an interest margin of 1.00% per annum; amounts of the Term Loan that are Eurodollar Loans will bear an interest margin of 2.00% per annum. Amounts available under Letters of Credit bear fees of 0.125% per annum plus the applicable Eurodollar Rate Margin for Revolving Loans. Undrawn portions of the commitments under the Credit Agreement bear commitment fees at a rate of either 0.25% per annum or 0.375% per annum, also dependent upon our Average Excess Availability.

We are subject to certain financial covenants during the occurrence of a Financial Covenant Period. A Financial Covenant Period (a) commences when (i) an Event of Default occurs, (ii) Excess Availability is less than the greater of (A) $35 million and (B) 12.7272% of the Maximum Revolver amount for a period of five consecutive Business Days or (iii) Excess Availability is less than the greater of (A) $30 million and (B) 10.9090% of the Maximum Revolver Amount at any time and (b) continues until a period of 30 consecutive Business Days has elapsed during which at all times (i) no Event of Default exists and (ii) Excess Availability is equal to or greater than the greater of (A) $35 million and (B) 12.7272% of the Maximum Revolver Amount. During a Financial Covenant Period, we are obligated to maintain a Consolidated Fixed Charge Coverage Ratio of not less than 1.15 to 1.0, measured as of the end of the most recent Fiscal Month for which financial statements have been delivered prior to the date on which a Financial Covenant Period first begins and as of each Fiscal Month end while the Financial Covenant Period is in effect.

On October 9, 2013, we entered into a Consent and Agreement with the Administrative Agent and the lenders party thereto. The Consent and Agreement temporarily modifies the Credit Agreement to provide for a modification of the Excess Availability calculations to accommodate normal seasonal working capital needs in the period from October 15, 2013 to January 15, 2014. The Consent and Agreement does not change the maximum amount that can be borrowed under the agreement of $275 million, but does provide additional flexibility under certain provisions of the Credit Agreement. See Item 1.01. “Entry into a Material Definitive Agreement” and Item 9.01. “Financial Statements and Exhibits” of our Current Report on Form 8-K, filed on October 15, 2013, for additional information.

The Credit Agreement imposes financial conditions on us redeeming any of our Class A Shares, Class B Shares and Class E Shares and paying cash dividends on Class E Shares (other cash dividends being generally prohibited), and prohibits distributions to shareholders and any repurchase of shares when an Event of Default has occurred and is continuing. The Credit Agreement also places certain restrictions on the payment of patronage dividends should an Event of Default occur. Events of Default include, but are not limited to, the failure to pay amounts due to lenders, violation of covenants, the making of false representations and warranties and specified insolvency-related events, subject to specified thresholds, cure periods and/or exceptions.

The Credit Agreement eliminates a financial covenant that had been provided for in the Prior Credit Agreement relating to the Consolidated Total Funded Debt to EBITDAP Ratio (as that term was defined in the Prior Credit Agreement).

We are subject to negative covenants limiting permitted indebtedness, contingent obligations, liens, investments, acquisitions, restricted payments and certain other matters.

Our outstanding borrowings under the Credit Agreement increased to $144.5 million (Eurodollar and Base Rate Loans at a blended average rate of 1.97% per annum) at September 28, 2013 from $90.0 million (Eurodollar and Base Rate Loans at a blended average rate of 2.25% per annum) under the Prior Credit Agreement at September 29, 2012, with access to approximately $130.5 million of additional capital available under the Credit Agreement (based on the amounts indicated above and subject to applicable reserves and borrowing base limitations) to fund our continuing operations and capital spending requirements for the foreseeable future. Our outstanding term loan borrowings under the Credit Agreement were $40.2 million at September 28, 2013 (Eurodollar and Base Rate Loans at a blended average rate of 2.20% per annum) and zero at September 29, 2012. As of September 28, 2013, we are in compliance with all applicable covenants of the Credit Agreement. While we are currently in compliance with all required covenants and expect to remain in compliance, this does not guarantee that we will remain in compliance in future periods.

Subsidiary Financing Arrangement

Our wholly-owned finance subsidiary, GCC, is party to a Loan and Security Agreement, dated as of September 24, 2010, and then amended on September 19, 2013 (the “GCC Loan Agreement,” as amended), by and among GCC, the lenders party thereto, and California Bank & Trust, as Arranger and Administrative Agent (the “Agent”). The GCC Loan Agreement provides for a revolving credit facility with total commitments in the principal amount of $15 million. Borrowings under the GCC Loan Agreement may not exceed 80% of GCC’s eligible notes receivable (certain notes receivable restricted to 50%), less any reserves as may be established by the Agent. The GCC Loan

Agreement matures on March 24, 2014, and the proceeds therefrom will be used to fund loans to our customers and for GCC’s general corporate purposes, including customary financing and operating activities.

The GCC Loan Agreement provides for revolving loans. At the election of GCC, revolving loans shall bear interest at the LIBOR Rate or the Base Rate, plus an interest rate margin. The interest rate margin for LIBOR Rate loans is 3.00% per annum. The interest rate margin for Base Rate loans is 0.75% per annum. Notwithstanding the foregoing, revolving loans will be subject to daily interest rate floors. The daily minimum rate is based on a 4.00% per annum rate. Undrawn portions of the commitments under the GCC Loan Agreement bear commitment fees at the rate of 0.25% per annum. GCC had revolving loan borrowings of $4.0 million and $5.5 million bearing an interest rate of 4.00% (3.25% prime plus 0.75% interest rate margin), outstanding at September 28, 2013 and September 29, 2012, respectively.

Prior to the amendment, the loan agreement had a term loan option. There were no term loan borrowings outstanding at September 29, 2012.

As of September 28, 2013, we are in compliance with all applicable covenants of the GCC Loan Agreement. While we are currently in compliance with all required covenants and expect to remain in compliance, this does not guarantee that we will remain in compliance in future periods.

Long-Term Incentive Plan

Effective June 1, 2013, we implemented the Unified Grocers, Inc. Long-Term Incentive Plan (“LTIP”) to align, motivate and reward executives for their contributions to our long-term financial success and growth. This long-term plan, in conjunction with the short-term focus of our annual bonus plan, is designed to link long-term value creation for our member shareholders with our short-term annual performance.

The LTIP is offered to a select group of our officers, Vice-President and higher (the “Participants”), and participation may be further constrained or increased at the discretion of our Compensation Committee. Participants are awarded with a certain number of appreciation units (“Units”) on an annual basis (the “Award”); however, an Award in one year does not ensure that a Participant will receive an Award in subsequent years. Each Award participates in a four-year cycle (“Performance Cycle”), which is based on consecutive fiscal years of Unified, and the amount paid to a Participant, if any, is determined at the end of the Award’s Performance Cycle and is payable prior to December 31st of the year in which the Performance Cycle ends. In fiscal 2013, LTIP Awards were offered to certain officers of the position of Vice-President or higher. A Participant’s Award vests over the Performance Cycle based on the Participant’s continuous employment with us during the Award’s Performance Cycle.

Under the LTIP, each Unit will have a value equal to the increase, or appreciation, in Unified’s Exchange Value Per Share for a share of the Class A or Class B stock of Unified (see Part I, Item 1, “Business—Capital Shares” for additional discussion), plus cumulative cooperative patronage dividends (see Part I, Item 1, “Business—Patronage Dividends” for additional discussion), cash dividends and non-allocated retained earnings attributable to such share over the vesting period of the Units. For additional information on the LTIP, please refer to the description in our Proxy Statement for our 2013 annual meeting and the LTIP documents incorporated by reference in our Current Report on Form 8-K, filed on May 14, 2013, for additional discussion. Based on our calculations relative to the 2013 Performance Cycle, we recorded no LTIP compensation expense for the 2013 Performance Cycle in fiscal year 2013. See Note 11 of “Notes to Consolidated Financial Statements” in Part II, Item 8, “Financial Statements and Supplementary Data” for additional discussion.

Pension, Retirement and Other Benefit Plans

Overview

Our liquidity and capital resources have been or may be impacted by the following benefit plans we sponsor:

Defined Benefit Pension Plans

•	Cash Balance Plan (the “Unified Cash Balance Plan”)
•	Multi-employer defined benefit pension plans
•	Executive Salary Protection Plan III (the “ESPPIII” plan)(1)

Defined Contribution Retirement Plan

•	Supplemental Executive Retirement Plan (the “SERP”)(3)

Postretirement Benefit Plans

•	Retiree Medical Plan (the “RMP”)(1)
•	Officer Retirement Medical Plan (the “ORMP”), including the Executive Medical Reimbursement Plan (the “EMRP”)(1)
•	Executive Insurance Plan (the “EIP”)(2)
•	Life Plan
•	Sick Leave Plan—Non-Union
•	Sick Leave Plan—Union

(1) Amended in December 2012—see discussion under each plan’s respective heading below.

(2) Amended in December 2012 and May 2013—see discussion under plan’s respective heading below.

(3) Implemented June 2013—see discussion under plan’s respective heading below.

Our net periodic benefit cost for our combined defined benefit pension plans (excluding multi-employer defined benefit pension plans) and postretirement benefit plans was approximately $6.4 million (including a one-time curtailment gain of $2.7 million related to the RMP as discussed below) for fiscal 2013 compared to $15.7 million for fiscal 2012, a decrease of 59%. During fiscal 2013, we froze the ESPPIII, a defined benefit pension plan for our executive officers, and replaced it with the SERP, a defined contribution retirement plan as described below, and the LTIP (described above). In fiscal 2013, we accrued $0.8 million related to the SERP and no LTIP compensation expense for the 2013 Performance Cycle. We also curtailed benefits under the RMP and froze participation in the ORMP. As a result of these actions (described below in their respective sections), the combined cost of our fiscal 2013 defined benefit pension plans (excluding multi-employer defined benefit pension plans) and postretirement benefit plans experienced a reduction of $11.8 million (comprised of $1.4 million in reduced pension benefit plan cost and $10.4 million in reduced postretirement benefit plan cost) compared to our original estimates for fiscal year 2013.

In December 2012, we remeasured the projected pension and accumulated postretirement benefit obligations associated with the ESPPIII, RMP and ORMP as of the end of the first quarter of fiscal 2013. Such remeasurement resulted in a $29.7 million reduction in our long-term liabilities associated with the foregoing plans. These reductions were offset by an increase in other comprehensive earnings of $17.5 million (net of income tax of $9.5 million) and the recognition of a one-time curtailment gain of $2.7 million, related to the RMP, which is recorded in addition to the net periodic postretirement benefit cost in our accompanying consolidated statements of (loss) earnings.

In addition, we also amended the EIP in fiscal 2013. This reduced our long-term liability associated with the EIP by $1.7 million, which is offset by an increase in other comprehensive earnings of $1.1 million (net of income tax of $0.6 million).

Assuming a long-term rate of return on plan assets of 8.00%, a discount rate of 5.00% for the Unified Cash Balance Plan, a discount rate of 3.50% for the ESPPIII, and certain other assumptions, we estimate that our combined pension expense for the Unified Cash Balance Plan and ESPPIII for fiscal 2014 will be approximately $5.9 million. Future pension expense will be affected by future investment performance, discount rates and other variables such as expected rate of compensation increases and mortality rates relating to plan participants. Decreasing only the discount rate assumption by 0.5% would increase our projected fiscal 2014 pension expense for the Unified Cash Balance Plan by approximately $1.5 million. Decreasing only the discount rate assumption by 0.5% would increase our projected fiscal 2014 pension expense for the ESPPIII by approximately $0.4 million. Lowering the expected long-term rate of return on our plan assets (for the Unified Cash Balance Plan) by 0.50% from 8.25% to 7.75% would have increased our pension expense for fiscal 2013 by approximately $0.9 million. Similarly, lowering the expected long-term rate of return on our plan assets (for the Unified Cash Balance Plan) by 0.50% (from 8.00% to 7.50%) would increase our projected fiscal 2014 pension expense by approximately $1.0 million.

Assuming a discount rate of 4.25% and certain other assumptions, we estimate that postretirement benefit plan expense (benefit) for fiscal 2014 will be approximately $(6.4) million. Future postretirement benefit plan expense

(benefit) will be affected by discount rates and other variables such as expected rate of compensation increases and projected health care trend rates.

During fiscal year 2010, comprehensive health care reform legislation under the Patient Protection and Affordable Care Act (HR 3590) and the Health Care Education and Affordability Reconciliation Act (HR 4872) (collectively, the “Acts”) was passed and signed into law. The Acts contain provisions that could impact our accounting for retiree medical benefits in future periods. However, the extent of that impact, if any, cannot be determined until regulations are promulgated under the Acts and additional interpretations of the Acts become available. We will continue to assess the accounting implications of the Acts as related regulations and interpretations of the Acts become available. In addition, we may consider plan amendments in future periods that may have accounting implications. See Note 12 “Postretirement Benefit Plans Other Than Pensions” of Notes to Consolidated Financial Statements in Part II, Item 8, “Financial Statements and Supplementary Data” for additional discussion.

The following sections describe in further detail the defined benefit pension plans, defined contribution retirement plan and postretirement benefit plans sponsored by us.

Defined Benefit Pension Plans

Cash Balance Plan

We sponsor a noncontributory defined benefit pension plan (the “Unified Cash Balance Plan”) covering substantially all our employees who are not subject to a collective bargaining agreement. Under the Unified Cash Balance Plan, participants are credited with an annual accrual based on their years of service with us. The Unified Cash Balance Plan receives an annual interest credit, currently tied to the 30-year Treasury rate that is in effect the previous November, but in no event shall the rate be less than 5%. On retirement, participants will receive a lifetime annuity based on the total cash balance in their account. Benefits under the Unified Cash Balance Plan are provided through a trust. Our funding policy is to make contributions to the Unified Cash Balance Plan in amounts that are at least sufficient to meet the minimum funding requirements of applicable laws and regulations, but no more than amounts deductible for federal income tax purposes. All of our qualifying employees who are not subject to a collective bargaining agreement accrue benefits pursuant to the Unified Cash Balance Plan.

We contributed $7.3 million to the Unified Cash Balance Plan during fiscal 2013, which is comprised of $3.6 million for the 2013 plan year and $3.7 million for the 2012 plan year. At this time, we expect to make estimated minimum contributions to the Unified Cash Balance Plan totaling $11.3 million during fiscal 2014, which is comprised of $4.8 million for the 2014 plan year and $6.5 million for the 2013 plan year. At our discretion, we may contribute in excess of these amounts. Additional contributions, if any, will be based, in part, on future actuarial funding calculations and the performance of plan investments. Additional contributions, if any, for the 2013 plan year will be due by September 15, 2014, while contributions for the 2014 plan year will be due by September 15, 2015.

During July 2012, legislation to provide pension funding relief was enacted as part of the 2012 student loan and transportation legislation titled “Moving Ahead for Progress in the 21st Century” (“MAP-21”). Funding relief is to be achieved through changes in the methodology employed to determine interest rates used to calculate required funding contributions. The funding relief applies to Employee Retirement Income Security Act (“ERISA”) single-employer plans that base pension liability calculations on interest rates determined pursuant to the Pension Protection Act of 2006. As a result of MAP-21, we were able to reduce our fiscal year 2013 contributions to the Unified Cash Balance Plan by $7.9 million from our originally estimated amounts, and we reduced our contributions for fiscal year 2012 by $2.0 million.

Multi-employer Defined Benefit Pension Plans

We contribute to a number of multiemployer defined benefit pension plans that provide defined benefit payments for retired employees under terms of our collective bargaining agreements (“Union Participants”). These multiemployer plans generally provide retirement benefits to Union Participants based on their service to contributing employers.

We made contributions of $13.5 million and $13.8 million for fiscal years 2013 and 2012, respectively, to collectively bargained, multi-employer defined benefit pension plans in accordance with the provisions of negotiated labor contracts.

Executive Salary Protection Plan III

We sponsor an Executive Salary Protection Plan III (“ESPPIII”) for our executive officers that provides supplemental post-termination retirement income based on each participant’s salary and years of service as an officer with us. As discussed below, this plan was amended in December 2012 to close the plan to new entrants as of September 30, 2012. Funds are held in a rabbi trust for the ESPPIII consisting primarily of life insurance policies tied to underlying investments in the equity market (reported at cash surrender value) and mutual fund assets consisting of various publicly-traded mutual funds (reported at estimated fair value based on quoted market prices). See Note 11 “Benefit Plans” of Notes to Consolidated Financial Statements in Part II, Item 8, “Financial Statements and Supplementary Data” for additional discussion.

In December 2012, we amended the ESPPIII for executive officers to close the eligibility provisions of the ESPPIII to new entrants as of September 30, 2012 (the “Freeze Date”); accordingly, no employee that is either hired or becomes an officer on or after the Freeze Date can become a participant or recommence participation in the ESPPIII. Additionally, benefit accruals under the ESPPIII were frozen for officers who have already attained a 65% gross benefit accrual as of September 30, 2012; accordingly, no such officers will accrue further gross benefits under the ESPPIII after the Freeze Date. For officers participating in the ESPPIII as of the Freeze Date who had less than a 65% gross benefit accrual, such officers will continue to accrue gross benefits under the ESPPIII until they reach a 65% gross benefit accrual. Lastly, a participant’s gross accrued benefit will not consider any compensation earned by the participant after the Freeze Date, which effectively freezes the final pay and final average pay formulas under the plan at the September 30, 2012 levels. See Item 5.02. “Compensatory Arrangements of Certain Officers” of our Current Report on Form 8-K, filed on January 7, 2013, for additional information.

We contributed $3.1 million to the ESPPIII during fiscal 2013 to fund benefit payments to participants. At this time, we expect to contribute $3.4 million to the ESPPIII to fund projected benefit payments to participants in fiscal 2014.

Defined Contribution Retirement Plan

Supplemental Executive Retirement Plan

Effective June 1, 2013, we implemented a supplemental retirement plan for a “select group of management or highly compensated employees that are at the Vice President level and above” of the Company under the Unified Grocers, Inc. Supplemental Executive Retirement Plan (the “SERP”). This plan was established to replace the ESPPIII, which has been frozen. The SERP provides participating officers with supplemental retirement income in addition to the benefits provided under our Cash Balance and 401(k) plans.

The SERP is a non-qualified defined contribution plan under which benefits are derived based on a notional account balance to be funded by us for each participating officer. The account balance will be credited each year with a Company contribution based on the officer’s compensation, calculated as base salary plus bonus, earned during a fiscal year and the officer’s executive level at the end of the fiscal year. Plan participants may select from a variety of investment options (referred to as “Measurement Funds” in the plan document) concerning how the contributions are hypothetically invested, similar to our non-qualified deferred compensation plan. Assets of the SERP (i.e., the participants’ account balances) will not be physically invested in the investments selected by the participants; rather, the Measurement Funds are utilized “for the purpose of debiting or crediting additional amounts” to each participant’s account.

Upon separation, plan participants will receive a benefit based upon the vested amount accrued in their account, which includes our contributions plus or minus the increase or decrease in the fair market value of the hypothetical investments (Measurement Funds) selected by the participant. Benefit expense for the SERP has been accrued under the assumption that all participants in the SERP will achieve full vesting (five years of service). As of September 28, 2013, we accrued $0.8 million in SERP expense (recorded in long-term liabilities, other in our consolidated balance sheets). See Item 5.02. “Compensatory Arrangements of Certain Officers” of our Current Report on Form 8-K, filed on May 14, 2013, for additional discussion.

Postretirement Benefit Plans

Retiree Medical Plan

We sponsor a postretirement benefit plan that provides certain medical coverage to retired non-union employees who are eligible to participate in the Unified Grocers, Inc. Retiree Medical Plan (the “RMP”). The RMP is contributory for non-union employees retiring after January 1, 1990, with the retiree contributions adjusted annually. This plan is not funded.

In December 2012, we amended the RMP to modify the eligibility requirements for the RMP. Effective as of the end of the first quarter of fiscal 2013, only employees of Unified who have reached 49 years of age with at least 15 years of continuous service with us as of the end of the first quarter of fiscal 2013 will remain eligible to participate in the RMP. To receive benefits under the RMP, those employees who remain eligible must remain in continuous service with us through their retirement following the attainment of at least 55 years of age.

Officer Retirement Medical Plan

Officers who are at least 55 years of age and have seven years of service with us as an officer are eligible to participate in the Officer Retirement Medical Plan (the “ORMP”), which includes our Executive Medical Reimbursement Plan (the “EMRP”), following termination of employment. Pursuant to the EMRP, retired officers will be eligible for payment by the insurance plan of the portion of eligible expenses not covered under our health insurance plan.

Benefits under the ORMP are the same as under the RMP offered to non-union employees but with no annual premium caps, plus dental and vision benefits, continuation of the EMRP during retirement and extension of benefits for eligible dependents following the officer’s death. During retirement, officers are required to pay 25% of the ORMP premium to maintain coverage. Effective December 31, 2012, the eligibility provisions of the ORMP were frozen effective September 30, 2012; accordingly, no employee that is either hired or becomes an officer on or after such date can become a participant or recommence participation in the ORMP.

Executive Insurance Plan

We provide for the cost of life insurance on behalf of current and qualifying former officers of Unified through a split-dollar Executive Insurance Plan (the “EIP”) arrangement. As discussed below, this plan was amended in December 2012 to close the plan to new entrants as of September 30, 2012. Accordingly, no employee that is either hired or becomes an officer on or after such date can become a participant or recommence participation in the EIP. This plan is not funded.

In May 2013, the EIP was amended and restated effective as of June 1, 2013. For officers who were active on or after June 1, 2013, the EIP, as amended, provides a life insurance benefit of one and one-half times their annual salary (previously three times their annual salary) up to $1.2 million (reducing to 50% of the original amount at age 70) through group term life insurance. The group term life insurance coverage terminates upon retirement. For active officers who were covered by the EIP as of the beginning of fiscal 2013, the EIP, as amended, also provides an additional fixed life insurance benefit amount, payable upon the participant’s death to their designated beneficiaries, based on such participant’s position with us as of June 1, 2013 as follows: $1,000,000 for the chief executive officer, $500,000 for executive vice president, $400,000 for senior vice presidents and $300,000 for vice presidents. Such fixed life insurance benefit amounts will not be adjusted for future promotions or increases in salary.

Life Plan

A certain group of retired non-union employees currently participate in a plan providing life insurance benefits for which active non-union employees are no longer eligible. This life insurance plan is noncontributory and is not funded.

Sick Leave Non-Union and Union Plans

Certain eligible union and non-union employees have separate plans providing a lump-sum payout for unused days in the sick leave bank. The sick leave payout plans are noncontributory and are not funded.

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

Contractual Obligations and Commercial Commitments

Our contractual obligations at September 28, 2013 are summarized as follows:

(dollars in thousands)
	Payments due by period
Contractual Obligations	Total	Less than 1 year	1-3 years	4-5 years	More than 5 years
Revolver borrowings	$148,500	$4,000	$144,500	$—	$—
Term loan borrowings	40,209	4,089	36,120	—	—
Senior secured notes	51,365	2,549	48,816	—	—
Operating lease obligations	81,240	21,343	33,099	14,724	12,074
Other debt agreements	2,744	649	1,339	756	—
Self-Insurance reserves(1)	58,316	17,000	23,996	9,156	8,164
Projected interest on contractual obligations(2)	22,062	8,759	13,293	10	—

Total contractual obligations	$404,436	$58,389	$301,163	$24,646	$20,238

(1)	The projected disbursements pursuant to self-insurance reserves maintained by our Insurance segment are our estimate at this time based upon actuarial projections of the timing of anticipated disbursements and may not reflect actual amounts ultimately disbursed. Additionally, this disclosure assumes no additional reserves being established for future activity, which would replace claims that are closed.

(2)	The projected interest component on our contractual obligations was estimated based on the prevailing or contractual interest rates for the respective obligations over the period of the agreements (see Note 5 of Notes to Consolidated Financial Statements in Part II, Item 8, “Financial Statements and Supplementary Data”).

Our commercial commitments at September 28, 2013 are summarized as follows:

(dollars in thousands)
	Payments due by period
Other Commercial Commitments	Total	Less than 1 year	1-3 years	4-5 years	More than 5 years
Lease guarantees(1)	$2,540	$1,189	$1,013	$338	$—
Standby letters of credit(2)	1,500	1,500	—	—	—
Loan commitments	850	850	—	—	—

Total commercial commitments	$4,890	$3,539	$1,013	$338	$—

(1)	We are contingently liable with respect to three lease guarantees for certain Members with commitments expiring through 2017. We believe the locations underlying these leases are marketable and, accordingly, that we will be able to recover a substantial portion of the guaranteed amounts in the event we are required to satisfy our obligations under the guarantees.

(2)	We guarantee standby letters of credit to certain beneficiaries to secure various bank, insurance and vendor obligations. We would be obligated under the standby letters of credit to the extent of any amount utilized by the beneficiaries.

The following items have been excluded from the foregoing tables:

•	Projected funding obligations for the Unified Cash Balance Plan and ESPPIII ($11.3 million and $3.4 million, respectively, projected through fiscal 2014); and

•	Long-term liabilities for asset retirement obligations ($1.7 million at September 28, 2013).

The items above have been excluded from the foregoing tables based on the following:

•

Projected pension funding obligations—a reasonably reliable estimate of the timing and amount of future funding obligations cannot be determined beyond fiscal 2014 due to the uncertainty and variability of actuarial assumptions upon which the determination of such amounts is dependent.

•	Long-term liabilities for asset retirement obligations—a reasonably reliable estimate of the timing of future asset retirements and related incurrence of expense cannot be determined.

Obligations under our Unified Cash Balance Plan and ESPPIII are disclosed in Note 11 of Notes to Consolidated Financial Statements in Part II, Item 8, “Financial Statements and Supplementary Data.” Asset retirement obligations are included in long-term liabilities, other in the accompanying consolidated balance sheets as of September 28, 2013 and September 29, 2012.

Outstanding Debt and Other Financing Arrangements

Our notes payable and scheduled maturities are summarized as follows:

(dollars in thousands)
	September 28, 2013	September 29, 2012
Secured revolver borrowings under credit agreements	$148,500	$95,500
Secured term loan borrowings under credit agreement	40,209	—
Senior secured notes	51,365	104,843
Obligations under capital leases	—	19
Other debt agreements	2,744	—

Total notes payable	242,818	200,362
Less portion due within one year	11,287	3,878

	$231,531	$196,484

Secured Revolving Credit Agreements—Credit Agreement and GCC Loan Agreement

As discussed in “Credit Facilities” we are party to both the Credit Agreement and GCC Loan Agreement. Our outstanding revolver borrowings under the Credit Agreement increased to $144.5 million (Eurodollar and Base Rate Loans at a blended average rate of 1.97% per annum) at September 28, 2013 from $90.0 million (Eurodollar and Base Rate Loans at a blended average rate of 2.25% per annum) under the Prior Credit Agreement at September 29, 2012. Our outstanding term loan borrowings under the Credit Agreement were $40.2 million at September 28, 2013 (Eurodollar and Base Rate Loans at a blended average rate of 2.20% per annum) and zero at September 29, 2012. GCC had revolving loan borrowings under the GCC Loan Agreement of $4.0 million and $5.5 million bearing an interest rate of 4.00% (3.25% prime plus 0.75% interest rate margin), outstanding at September 28, 2013 and September 29, 2012, respectively.

Senior Secured Notes

We are party to a Senior Note Agreement with the Noteholders and John Hancock, collectively the Hancock Debt, which originally consisted of three tranches of senior debt: $46.0 million, $40.0 million and $25.0 million with interest rates of 6.421%, 7.157% and 6.82%, respectively. On June 28, 2013, we entered into the seventh amendment (“Seventh Amendment”) to the Senior Note Agreement. Certain capitalized terms used in this description of the Seventh Amendment have the meanings given to them in the Seventh Amendment. The Seventh Amendment released the liens held by the Noteholders on certain of our real properties (the mechanized distribution center in Commerce, California and the dairy facility in Los Angeles, California), provided for modifications to and deletions of certain financial covenants, including the deletion of a financial covenant that had been previously provided for relating to the maximum permitted Indebtedness to Consolidated EBITDAP Ratio. The released properties now are collateral security for the lenders party to the Credit Agreement. In exchange, we paid the Noteholders $50 million plus all accrued and unpaid interest on the prepayment and paid the applicable Make-Whole Amount of $9.4 million, as calculated per the Senior Note Agreement, as well as an amendment fee of 0.5% of the outstanding principal balance of the Hancock Debt after giving effect to the prepayment contemplated by the Seventh Amendment. The prepayment was applied first to the Tranche C Notes (paid in full) with the remainder applied to the Tranche B Notes. The Seventh Amendment increased the fixed interest rate, effective July 1, 2013, for the Tranche A Notes to 7.907% per annum until the January 1, 2016 maturity date. The fixed interest rate for the unpaid portion of the Tranche B Notes, effective July 1, 2013, increased to 7.171% per annum until the January 1, 2016 maturity date. At the January 1, 2016 maturity date, a balloon payment of $45.6 million is due.

We had a total of $51.4 million and $104.8 million outstanding at September 28, 2013 and September 29, 2012, respectively, in Hancock Debt.

The notes continue to be secured by certain of our personal and real property and contain customary covenants, default provisions (including acceleration of the debt in the event of an uncured default), and prepayment penalties similar to those included in the original note purchase agreement.

As of September 28, 2013, we were in compliance with all applicable covenants in the Senior Note Agreement. While we are currently in compliance with all required covenants and expect to remain in compliance, this does not guarantee that we will remain in compliance in future periods.

Other Debt Agreements

During fiscal 2013, we entered into three note and security agreements for the purchase of tractors. These agreements bear interest at a rate of 2.2% and mature in fiscal 2018. At September 28, 2013, the outstanding loan balance under these three agreements totaled $2.7 million.

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

Insurance Reserves.    Our insurance subsidiaries provide various types of insurance products to our Members and us, including workers’ compensation, general liability and auto. Certain of our insurance subsidiaries are regulated by the State of California and are subject to the rules and regulations promulgated by the appropriate state regulatory agencies. There are many factors that contribute to the variability in estimating insurance loss reserves and related costs. Changes in state regulations may have a direct impact on workers’ compensation cost and reserve requirements. The cost of insurance and the sufficiency of loss reserves are also impacted by actuarial estimates based on a detailed analysis of health care cost trends, claims history, demographics and industry trends. As a result, the amount of the loss reserve and the related expense is significantly affected by these variables, as well as the periodic changes in state and federal law. We regularly assess the sufficiency of our loss reserves, which represent potential future claims and settlements to policyholders. Insurance reserves are recorded based on estimates and assumptions made by management using data available at the valuation date and are validated by third party actuaries to ensure such estimates are within acceptable ranges. We maintain appropriate reserves to cover anticipated payments up to the excess coverage amount. Insurance reserves maintained by our insurance subsidiaries and our reserve for projected payouts totaled approximately $58.3 million as of September 28, 2013 and $51.1 million as of September 29, 2012, net of anticipated reinsurance recoveries of $14.4 million and $13.0 million, respectively.

Allowance for Uncollectible Accounts and Notes Receivable.    The preparation of our consolidated financial statements requires management to make estimates of the collectability of its accounts and notes receivable. Our trade and short-term notes receivable, net was approximately $185.9 million and $187.1 million (including approximately $4.8 million and $7.3 million of short-term notes receivable) at September 28, 2013 and September 29, 2012, respectively. Our long-term notes receivable, net was approximately $21.9 million and $16.7 million at September 28, 2013 and September 29, 2012, respectively. We regularly analyze our accounts and notes receivable for changes in the credit-worthiness of customers, economic trends and other variables that may affect the adequacy of recorded reserves for potential bad debt. In determining the appropriate level of reserves to establish, we utilize several techniques including specific account identification, percentage of aged receivables and historical collection and write-off trends. In addition, we consider in our reserve calculations collateral such as Member shareholdings, cash deposits and personal guarantees. A bankruptcy or financial loss associated with a major customer could have a material adverse effect on our sales and operating results. Our allowance for doubtful accounts for trade and short-term notes receivable was approximately $3.6 million and $2.9 million at September 28, 2013 and September 29, 2012, respectively, and zero and $0.9 million for long-term notes receivable at September 28, 2013 and September 29, 2012, respectively.

Goodwill and Intangible Assets.    The Merger with United and the Acquisition of AG resulted in the recording of goodwill, representing the excess of the purchase price over the fair value of the net assets of the acquired businesses. The carrying value of the goodwill was $37.8 million and $39.0 million at September 28, 2013 and September 29, 2012, respectively. Although the sales volume and customer base of the combined entity remains strong, significant reductions in our distribution volume in the future could potentially impair the carrying amount of goodwill, necessitating a write-down of this asset.

During fiscal 2013, the actual cost of an exit plan for one of our Seattle facilities was determined to be $1.2 million less than the amount originally accrued. The reduction of this liability was recognized along with a corresponding reduction in goodwill; as such costs were accrued as purchase accounting exit cost liabilities and included in goodwill as part of the Acquisition, which was accounted for under FASB Statement No. 141, “Business Combinations” (“FAS 141”). The guidance under FAS 141 remains applicable to us given that the Acquisition date occurred prior to the effective date of the adoption of FASB Statement No. 141(R), “Business Combinations (Revised 2007)”—(now codified in ASC 805), which we adopted in the first quarter of fiscal 2010.

We evaluate our goodwill and intangible assets for impairment pursuant to ASC Topic 350-20 “Intangibles—Goodwill and other—Goodwill” (“ASC Topic 350-20”) which provides that goodwill and other intangible assets with indefinite lives are not amortized but tested for impairment annually, or more frequently if circumstances indicate potential impairment. For the annual impairment test, entities have the option of first performing a qualitative assessment to test goodwill for impairment on a reporting-unit-by-reporting-unit basis. If after performing the qualitative assessment, an entity concludes that it is more likely than not that the fair value of a reporting unit is less than its carrying amount, the entity would perform the two-step goodwill impairment test described in ASC Topic 350-20. An entity that does not elect to use the qualitative analysis and proceeds directly to step one would not need to evaluate the qualitative factors as part of the annual impairment analysis. The two-step impairment test process consists of the following: (1) a reporting unit’s fair value is compared to its carrying value; if the fair value is less than its carrying value, impairment is indicated; and (2) if impairment is indicated in the first step, it is measured by comparing the implied fair value of goodwill to its carrying value at the reporting unit level. We estimate the fair value of our reporting units using a weighting of the income and market approaches. Under the income approach, we use a discounted cash flow methodology, which requires us to make significant estimates and assumptions related to forecasted revenues, gross profit margins, operating income margins, working capital cash flow, growth rates, and discount rates, among others. For the market approach, we utilize information from comparable publicly traded companies with similar operating and investment characteristics as the reporting units, to create valuation multiples that are applied to the operating performance of the reporting unit being tested, in order to obtain their respective fair values. Our estimates are based upon assumptions believed to be reasonable, but which are inherently uncertain and unpredictable. Future changes in the estimates and assumptions above could materially affect the results of our reviews for impairment of goodwill. We evaluate our goodwill for impairment at the end of the third quarter for each fiscal year. Accordingly, we tested our goodwill and noted no impairment for the fiscal quarter ended June 29, 2013. In addition to the annual impairment test required under ASC Topic 350-20, during fiscal 2013 and 2012, we assessed whether events or circumstances occurred that potentially indicate that the carrying amount of these assets may not be recoverable. We concluded that there were no such events or changes in circumstances during fiscal 2013 and 2012 and determined that the fair value of our reporting units was in excess of its carrying value as of September 28, 2013 and September 29, 2012. Consequently, no impairment charges were recorded in fiscal 2013 and 2012.

Long-lived Asset Groups.    In accordance with ASC Topic 360-10 “Property, Plant and Equipment – Overall” (“ASC Topic 360-10”) we assess the impairment of long-lived asset groups when events or changes in circumstances indicate that the carrying value may not be recoverable. An asset group is the unit of accounting for a long-lived asset or assets to be held and used, which represents the lowest level for which identifiable cash flows are largely independent of the cash flows of other groups of assets and liabilities. Recoverability is measured by comparing the carrying amount of an asset group to expected future net cash flows generated by the asset group. If the carrying amount of an asset group exceeds its estimated future undiscounted cash flows, an impairment charge is recognized to the extent of the difference between fair value as determined by discounting cash flows at an appropriate discount rate and the carrying value. ASC Topic 360-10 requires companies to separately report discontinued operations, including components of an entity that either have been disposed of (by sale, abandonment or in a distribution to owners) or classified as held for sale. Asset groups to be disposed of are reported at the lower of the carrying amount or fair value less costs to sell.

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

On a quarterly basis, we assess whether events or changes in circumstances occur that potentially indicate the carrying value of long-lived asset groups may not be recoverable. We concluded that there were no material events or significant changes in circumstances that led to impairment during fiscal 2013 and 2012.

Tax Valuation Allowances.    We account for income taxes in accordance with ASC Topic 740, “Income Taxes” (“ASC Topic 740”), which requires that deferred tax assets and liabilities be recognized using enacted tax rates for the effect of temporary differences between the book and tax bases of recorded assets and liabilities. ASC Topic 740 also requires that deferred tax assets be reduced by a valuation allowance if it is more likely than not that some portion or all of the net deferred tax asset will not be realized. We had approximately $41.0 million and $57.9 million in net deferred tax assets at September 28, 2013 and September 29, 2012, respectively. We evaluated the available positive and negative evidence in assessing our ability to realize the benefits of the net deferred tax assets at September 28, 2013 and September 29, 2012 and concluded it is more likely than not that we do not require a tax valuation allowance. The net deferred tax assets should be realized through future operating results, tax planning and the reversal of temporary differences. While we have considered future taxable income and ongoing prudent and feasible tax planning strategies in assessing the need for a valuation allowance, in the event we were to determine that we would not be able to realize all or part of our net deferred tax asset in the future, an adjustment to the deferred tax asset would be a charge to income in the period such determination was made. Of the net deferred tax assets, $5.6 million and $5.2 million are classified as current assets in deferred income taxes and $35.4 million and $52.7 million are included in other assets in the accompanying consolidated balance sheets (see Part II, Item 8, “Financial Statements and Supplementary Data”) as of September 28, 2013 and September 29, 2012, respectively.

Pension and Postretirement Benefit Plans.    Our non-union employees participate in Company sponsored defined benefit pension and postretirement benefit plans. Certain eligible union and non-union employees participate in separate plans providing payouts for unused sick leave. Officers of the Company also participate in a Company sponsored ESPPIII, which provides supplemental post-termination retirement income based on each participant’s salary and years of service as an officer of the Company. We account for these benefit plans in accordance with ASC Topic 715, “Compensation—Retirement Benefits” and ASC Topic 712, “Compensation—Nonretirement Postemployment Benefits” and ASC Topic 715-20, “Compensation—Retirement Benefits—Defined Benefits Plans—General”, which require us to make actuarial assumptions that are used to calculate the carrying value of the related assets and liabilities and the amount of expenses to be recorded in our consolidated financial statements. Assumptions include the expected return on plan assets, discount rates, projected life expectancies of plan participants, anticipated salary increases and health care cost trends. The assumptions are regularly evaluated by management in consultation with outside actuaries. While we believe the underlying assumptions are appropriate, the carrying value of the related liabilities and the amount of expenses recorded in the consolidated financial statements could differ if other assumptions are used.

Pursuant to ASC Topic 715-20, “Compensation—Retirement Benefits—Defined Benefits Plans—General” (“ASC Topic 715-20”), we (1) recognize the funded status of pension and other postretirement benefit plans on our balance sheet and (2) measure plan assets and obligations at the our year-end balance sheet date.

We contribute to collectively-bargained, multi-employer defined benefit pension plans in accordance with the provisions of negotiated labor contracts. The amount of our contribution is determined according to provisions of collective bargaining agreements.

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

Recently Adopted and Recently Issued Authoritative Accounting Guidance

See Note 1 of Notes to Consolidated Financial Statements in Part II, Item 8, “Financial Statements and Supplementary Data” for information regarding our adoption of new and recently issued authoritative accounting guidance.

Item 7A.    QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

The following discussion of the market risks we face contains forward-looking statements. Forward-looking statements are subject to risks and uncertainties. Actual results could differ materially from those discussed in the forward-looking statements.

We are subject to interest rate changes on certain of our notes payable under our credit agreements that may affect the fair value of the notes payable, as well as cash flow and earnings. Based on the notes payable outstanding at September 28, 2013 and the current market conditions, a one percent change in the applicable interest rates would impact our annual cash flow and pretax earnings by approximately $1.5 million. See Note 16 of Notes to Consolidated Financial Statements in Part II, Item 8, “Financial Statements and Supplementary Data” for additional discussion regarding the fair value of notes payable.

We are exposed to credit risk on accounts receivable through the ordinary course of business and we perform ongoing credit evaluations. Concentration of credit risk with respect to accounts receivable is limited due to the nature of our customer base (i.e., primarily Members). We currently believe our allowance for doubtful accounts to be sufficient to cover customer credit risks.

The majority of our investments are held by two of our insurance subsidiaries, and include obligations of U.S. government corporations and agencies, high quality investment grade corporate bonds, U.S. government treasury securities, U.S. state and municipal securities, and common equity securities. The investments held by our insurance subsidiaries, excluding the common equity securities, are generally not actively traded and are valued based upon inputs including quoted prices for identical or similar assets. Collectively, the estimated fair value or market value of these investments continued to exceed their cost during fiscal 2013.

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

Life insurance and mutual fund assets with values tied to the equity markets are impacted by overall market conditions. In fiscal 2013, net earnings and net comprehensive earnings experienced an increase corresponding to the increase in life insurance and mutual fund assets, respectively.

Item 8.    FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Report of Independent Registered Public Accounting Firm

To the Shareholders and Board of Directors of

Unified Grocers, Inc.

We have audited the accompanying consolidated balance sheets of Unified Grocers, Inc. and subsidiaries (the “Company”) as of September 28, 2013 and September 29, 2012, and the related consolidated statements of (loss) earnings, comprehensive earnings (loss), shareholders’ equity, and cash flows for each of the three years ended September 28, 2013, September 29, 2012 and October 1, 2011. Our audits also included the consolidated financial statement schedule listed in the index at Part IV, Item 15(a)(2). These financial statements and the financial statement schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements and the financial statement schedule based on our audits.

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

In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of Unified Grocers, Inc. and subsidiaries as of September 28, 2013 and September 29, 2012, and the results of their operations and their cash flows for each of the three years ended September 28, 2013, September 29, 2012 and October 1, 2011, in conformity with accounting principles generally accepted in the United States of America. Also, in our opinion, such financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly in all material respects the information set forth therein.

/s/ DELOITTE & TOUCHE LLP

Los Angeles, California

December 13, 2013

Unified Grocers, Inc. and Subsidiaries

Consolidated Balance Sheets

(dollars in thousands)

	September 28, 2013	September 29, 2012
Assets

Current Assets:
Cash and cash equivalents	$8,974	$11,169
Accounts and current portion of notes receivable, net of allowances of $3,558 and $2,930 at September 28, 2013 and September 29, 2012, respectively	185,874	187,126
Inventories	251,243	247,267
Prepaid expenses and other current assets	10,770	11,023
Deferred income taxes	5,558	5,165

Total current assets	462,419	461,750
Properties and equipment, net	171,730	176,338
Investments	92,139	88,991
Notes receivable, less current portion and net of allowances of $43 and $877 at September 28, 2013 and September 29, 2012, respectively	21,890	16,693
Goodwill	37,846	38,997
Other assets, net	127,358	138,206

Total Assets	$913,382	$920,975

Liabilities and Shareholders’ Equity

Current Liabilities:
Accounts payable	$220,031	$218,404
Accrued liabilities	68,564	64,285
Current portion of notes payable	11,287	3,878
Members’ deposits and declared patronage dividends	11,692	12,109

Total current liabilities	311,574	298,676
Notes payable, less current portion	231,531	196,484
Long-term liabilities, other	183,842	263,411
Members’ and Non-Members’ deposits	5,789	7,475
Commitments and contingencies

Shareholders’ equity:
Class A Shares: 500,000 shares authorized, 137,550 and 149,450 shares outstanding at September 28, 2013 and September 29, 2012, respectively	25,672	27,922
Class B Shares: 2,000,000 shares authorized, 431,037 and 434,598 shares outstanding at September 28, 2013 and September 29, 2012, respectively	78,554	78,411
Class E Shares: 2,000,000 shares authorized, 251,403 and 251,808 shares outstanding at September 28, 2013 and September 29, 2012, respectively	25,140	25,181
Retained earnings—allocated	56,909	77,365
Retained earnings—non-allocated	6,864	6,864

Total retained earnings	63,773	84,229
Receivable from sale of Class A Shares to Members	(213)	(661)
Accumulated other comprehensive loss	(12,280)	(60,153)

Total shareholders’ equity	180,646	154,929

Total Liabilities and Shareholders’ Equity	$913,382	$920,975

The accompanying notes are an integral part of these statements.

Unified Grocers, Inc. and Subsidiaries

Consolidated Statements of (Loss) Earnings

(dollars in thousands)

	Fiscal Years Ended
	September 28, 2013 (52 weeks)	September 29, 2012 (52 weeks)	October 1, 2011 (52 weeks)
Net sales	$3,691,564	$3,761,197	$3,799,229
Cost of sales	3,403,040	3,441,540	3,457,242
Distribution, selling and administrative expenses	284,050	294,538	304,554

Operating income	4,474	25,119	37,433
Interest expense	(12,803)	(12,572)	(12,342)
Loss on early extinguishment of debt	(9,788)	—	—

(Loss) earnings before patronage dividends and income taxes	(18,117)	12,547	25,091
Patronage dividends	(9,609)	(10,787)	(12,431)

(Loss) earnings before income taxes	(27,726)	1,760	12,660
Income tax benefit (provision)	10,082	193	(5,273)

Net (loss) earnings	$(17,644)	$1,953	$7,387

The accompanying notes are an integral part of these statements.

Unified Grocers, Inc. and Subsidiaries

Consolidated Statements of Comprehensive Earnings (Loss)

(dollars in thousands)

	Fiscal Years Ended
	September 28, 2013 (52 weeks)	September 29, 2012 (52 weeks)	October 1, 2011 (52 weeks)
Net (loss) earnings	$(17,644)	$1,953	$7,387

Other comprehensive (loss) earnings, net of income taxes:
Unrealized net holding (loss) gain on investments, net of income tax (benefit) expense of $(608), $655 and $(1,534) for fiscal years ended September 28, 2013, September 29, 2012 and October 1, 2011, respectively	(1,155)	1,220	(2,747)
Defined benefit pension plans and other postretirement benefit plans: Unrecognized prior service credits and gains arising during the period, and accelerated recognition of existing unrecognized prior service credit and unrecognized gains and losses, as a result of curtailment, net of income tax expense (benefit) of $25,812, $(11,812) and $(2,697) for fiscal years ended September 28, 2013, September 29, 2012 and October 1, 2011, respectively	49,028	(25,033)	(5,906)

Comprehensive earnings (loss)	$30,229	$(21,860)	$(1,266)

The accompanying notes are an integral part of these statements.

Unified Grocers, Inc. and Subsidiaries

Consolidated Statements of Shareholders’ Equity

(dollars in thousands)

For the fiscal years ended September 28, 2013, September 29, 2012 and October 1, 2011	Class A		Class B		Class E		Retained Earnings	Receivable from sale of Class A Shares	Accumulated Other Comprehensive Earnings (Loss)	Total
	Shares	Amount	Shares	Amount	Shares	Amount
Balance, October 2, 2010	168,350	$31,200	451,714	$78,687	251,808	$25,181	$81,833	$(1,744)	$(27,687)	$187,470
Class A Shares issued	1,400	426								426
Class A Shares redeemed	(11,200)	(2,095)					(1,275)			(3,370)
Class B Shares issued			10,864	3,363						3,363
Class B Shares redeemed			(22,305)	(3,585)			(2,898)			(6,483)
Net earnings – allocated							4,243			4,243
Net earnings – non-allocated							3,144			3,144
Decrease in receivable due to payment for Class A Shares by members								565		565
Net unrealized loss on depreciation of investments (net of deferred tax asset of $1,534)									(2,747)	(2,747)
Defined benefit pension plans and other postretirement benefit plans: Net unrecognized prior service cost and loss arising during period (net of deferred tax asset of $2,697)									(5,906)	(5,906)

Balance, October 1, 2011	158,550	29,531	440,273	78,465	251,808	25,181	85,047	(1,179)	(36,340)	180,705
Class A Shares issued	1,400	437								437
Class A Shares redeemed	(10,500)	(2,046)					(1,211)			(3,257)
Class B Shares issued			5,883	1,852						1,852
Class B Shares redeemed			(11,558)	(1,906)			(1,560)			(3,466)
Net earnings – allocated							1,953			1,953
Decrease in receivable due to payment for Class A Shares by members								518		518
Net unrealized gain on appreciation of investments (net of deferred tax liability of $655)									1,220	1,220
Defined benefit pension plans and other postretirement benefit plans: Net unrecognized prior service cost and loss arising during period (net of deferred tax asset of $11,812)									(25,033)	(25,033)

Balance, September 29, 2012	149,450	27,922	434,598	78,411	251,808	25,181	84,229	(661)	(60,153)	154,929
Class A Shares issued	350	111								111
Class A Shares redeemed	(11,900)	(2,275)					(1,478)			(3,753)
Class A Shares converted to Class B Shares	(350)	(86)	350	86						—
Class B Shares issued			5,656	1,633						1,633
Class B Shares redeemed			(9,567)	(1,576)			(1,338)			(2,914)
Class E Shares redeemed					(405)	(41)	4			(37)
Net loss – allocated							(17,644)			(17,644)
Decrease in receivable due to payment for Class A Shares by members								448		448
Net unrealized loss on depreciation of investments (net of deferred tax asset of $608)									(1,155)	(1,155)
Defined benefit pension plans and other postretirement benefit plans: Net unrecognized prior service credit, and accelerated recognition of existing unrecognized prior service credit and unrecognized gains and losses, as a result of curtailment and gains (losses) arising during period (net of deferred tax liability of $25,812)									49,028	49,028

Balance, September 28, 2013	137,550	$25,672	431,037	$78,554	251,403	$25,140	$63,773	($213)	($12,280)	$180,646

The accompanying notes are an integral part of these statements.

Unified Grocers, Inc. and Subsidiaries

Consolidated Statements of Cash Flows

(dollars in thousands)

	Fiscal Years Ended
	September 28, 2013 (52 weeks)	September 29, 2012 (52 weeks)	October 1, 2011 (52 weeks)
Cash flows from operating activities:
Net (loss) earnings	$(17,644)	$1,953	$7,387
Adjustments to reconcile net (loss) earnings to net cash provided by operating activities:
Depreciation and amortization	25,572	26,079	23,239
Provision for doubtful accounts	1,268	1,778	390
Loss (gain) on sale of properties and equipment	596	(295)	(307)
Gain on curtailment of other postretirement benefit plans	(2,685)	—	—
Loss on early extinguishment of debt	9,788	—	—
Deferred income taxes	(8,951)	(672)	(255)
Pension contributions	(7,355)	(10,941)	(12,858)
(Increase) decrease in assets:
Accounts receivable	(2,173)	2,757	11,712
Inventories	(3,976)	20,478	(13,813)
Prepaid expenses and other current assets	253	(1,905)	2,342
Increase (decrease) in liabilities:
Accounts payable	969	8,323	(1,157)
Accrued liabilities	(113)	678	(5,600)
Long-term liabilities, other	9,214	19,616	13,822

Net cash provided by operating activities	4,763	67,849	24,902

Cash flows from investing activities:
Purchases of properties and equipment	(10,418)	(12,799)	(8,940)
Purchases of securities and other investments	(49,831)	(56,722)	(72,707)
Proceeds from maturities or sales of securities and other investments	45,768	58,521	76,264
Origination of notes receivable	(7,982)	(4,732)	(8,915)
Collection of notes receivable	4,486	5,871	6,488
Proceeds from sales of properties and equipment	315	454	393
Increase in other assets	(12,322)	(18,590)	(9,186)

Net cash utilized by investing activities	(29,984)	(27,997)	(16,603)

Cash flows from financing activities:
Net revolver borrowings (repayments) under secured credit agreements	53,000	(25,800)	5,000
Borrowings of notes payable	44,209	—	—
Repayments of notes payable	(54,753)	(3,748)	(2,722)
Payment of deferred financing fees	(3,207)	(563)	(2,602)
Payment of debt extinguishment costs	(9,608)	—	—
Decrease in Members’ deposits and declared patronage dividends	(417)	(1,289)	(864)
(Decrease) increase in Members’ and Non-Members’ deposits	(1,686)	1,516	(2,396)
Decrease in receivable from sale of Class A Shares to Members, net	448	518	565
Repurchase of shares from Members	(6,704)	(6,723)	(9,853)
Issuance of shares to Members	1,744	2,289	3,789

Net cash provided (utilized) by financing activities	23,026	(33,800)	(9,083)

Net (decrease) increase in cash and cash equivalents	(2,195)	6,052	(784)
Cash and cash equivalents at beginning of year	11,169	5,117	5,901

Cash and cash equivalents at end of year	$8,974	$11,169	$5,117

Supplemental disclosure of cash flow information:
Cash paid during the year for:
Interest	$11,171	$11,552	$11,540
Income taxes	$9	$2,676	$3,335

Supplemental disclosure of non-cash items:
Write-down of exit cost liability associated with acquisition of Associated Grocers, Inc.	$1,151	$—	$—
Write-off of unamortized deferred financing fees due to debt extinguishment	$180	$—	$—
Conversion of Class A Shares to Class B Shares	$86	$—	$—

The accompanying notes are an integral part of these statements.

Notes to Consolidated Financial Statements

Fiscal Years Ended September 28, 2013, September 29, 2012 and October 1, 2011

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

Fiscal Year End.    The Company’s fiscal year ends on the Saturday nearest September 30. Fiscal 2013, 2012 and 2011 each comprised 52 weeks.

Use of Estimates.    The preparation of the financial statements in accordance with U.S. GAAP requires management to make estimates and assumptions that affect the amounts reported in the consolidated financial statements and accompanying notes. On an ongoing basis, management evaluates its estimates. These estimates are based on historical experience and on various other factors that management believes to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying value of assets and liabilities that are not readily apparent from other sources. Actual results could differ from those estimates. These estimates and assumptions include, but are not limited to, assessing the following: the recoverability of accounts and notes receivable, investments, goodwill and other intangible assets, and deferred tax assets; the benefits related to uncertain tax positions; assumptions related to pension and other postretirement benefit expenses; and estimated losses related to insurance claims.

Cash Equivalents.    The Company considers all highly liquid debt investments with maturities of three months or less when purchased to be cash equivalents.

The Company’s banking arrangements allow the Company to fund outstanding checks when presented for payment to the financial institutions utilized by the Company for disbursements. This cash management practice frequently results in total issued checks exceeding available cash balances at a single financial institution. The Company’s policy is to record its cash disbursement accounts with a cash book overdraft in accounts payable. At September 28, 2013 and September 29, 2012, the Company had book overdrafts of $58.7 million and $69.4 million, respectively, classified in accounts payable and included in cash provided by operating activities.

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

Investments.    Investments in equity securities and other fixed maturity securities are classified as investments available for sale. Unrealized gains and losses, net of taxes, on available for sale investments are recorded as a separate component of accumulated other comprehensive earnings (loss) unless impairment is determined to be other-than-temporary.

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

See Note 16 “Fair Value of Financial Instruments” for further information.

Goodwill and Intangible Assets.    Goodwill, arising from business combinations, represents the excess of the purchase price over the estimated fair value of net assets acquired. In accordance with the provisions of ASC Topic 350-20 “Intangibles – Goodwill and other – Goodwill” (“ASC Topic 350-20”), goodwill and intangible assets deemed to have indefinite lives are not amortized but are subject to annual impairment tests. Other intangible assets are amortized over their estimated useful lives. ASC Topic 350-20 requires that goodwill and certain intangible assets be assessed for impairment on an annual basis and between annual tests, when circumstances or events have occurred that may indicate a potential impairment, using fair value measurement techniques. For purposes of financial reporting and impairment testing in accordance with ASC Topic 350-20, the Company operates in two principal reporting segments, Wholesale Distribution and Insurance.

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

The Company evaluates goodwill (reported entirely within the Wholesale Distribution segment) for impairment at the end of the third quarter of each fiscal year. In addition to the annual impairment test required under ASC Topic 350-20, during fiscal 2013 and 2012, the Company assessed whether events or circumstances occurred that potentially indicate that the carrying amount of these assets may not be recoverable. The Company concluded that there were no such events or changes in circumstances during fiscal 2013 and 2012 and determined that the fair value of the Company’s reporting units was in excess of its carrying value as of September 28, 2013 and September 29, 2012. Consequently, no impairment charges were recorded in fiscal 2013 and 2012.

On September 30, 2007, the Company completed the purchase of certain assets and assumed certain liabilities and obligations related to the operation of Associated Grocers, Incorporated and its subsidiaries of Seattle, Washington (the “Acquisition”). The Company estimated costs incurred to exit facilities acquired as part of the Acquisition, and such costs were accrued as purchase accounting exit cost liabilities and included in goodwill as part of the Acquisition, which was accounted for under FASB Statement No. 141, “Business Combinations” (“FAS 141”). The guidance under FAS 141 remains applicable to the Company given that the Acquisition date occurred prior to the effective date of the adoption of FASB Statement No. 141(R), “Business Combinations (Revised 2007)”—(now codified in ASC 805), which was adopted by the Company in the first quarter of fiscal 2010. During fiscal 2013, the actual cost of the exit plan for one of the Seattle facilities was determined to be $1.2 million less than the amount originally accrued, and the reduction in the exit cost liability was recognized with a corresponding reduction in goodwill.

Intangible assets, excluding goodwill, are included in other assets in the consolidated balance sheets. Intangible assets, other than goodwill and trademarks, are recorded at cost, less accumulated amortization. Amortization of intangible assets with finite lives is provided over their estimated useful lives ranging from 3 to 168 months on a straight-line or accelerated basis. As of September 28, 2013 and September 29, 2012, balances of intangible assets with finite lives, net of accumulated amortization, goodwill and trademarks were as follows:

(dollars in thousands)
September 28, 2013	Remaining Amortization Period	Historical Cost	Accumulated Amortization	Net
Intangible assets subject to amortization:
Customer contracts	3-82 months	$13,666	$7,961	$5,705
Customer relationships	168 months	7,180	3,600	3,580
Goodwill and Intangible assets not subject to amortization:
Goodwill				$37,846
Trademarks				3,010

(dollars in thousands)
September 29, 2012	Remaining Amortization Period	Historical Cost	Accumulated Amortization	Net
Intangible assets subject to amortization:
Customer contracts	3-36 months	$6,885	$3,846	$3,039
Customer relationships	180 months	7,180	3,086	4,094
Goodwill and Intangible assets not subject to amortization:
Goodwill				$38,997
Trademarks				3,010

Amortization expense for other intangible assets was $5.4 million, $4.7 million and $3.2 million for the fiscal years ended September 28, 2013, September 29, 2012 and October 1, 2011, respectively. Amortization expense for other intangible assets is estimated to be $2.9 million in fiscal 2014, $1.5 million in fiscal 2015, $1.0 million in fiscal 2016, $1.0 million in fiscal 2017, $0.8 million in fiscal 2018 and $2.1 million thereafter.

Capitalized Software Costs.    The Company capitalizes costs associated with the development of software for internal use pursuant to ASC Topic 350-40 “Intangibles—Goodwill and Other—Internal use software” and amortizes the costs over a 3 to 5-year period. These costs were $10.9 million and $11.7 million (net of accumulated amortization of $46.6 million and $42.3 million) at September 28, 2013 and September 29, 2012, respectively, and are included in other assets in the consolidated balance sheets. Costs incurred in planning, training and post-implementation activities are expensed as incurred.

Long-Lived Asset Groups.    The Company reviews long-lived asset groups for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. An asset group is the unit of accounting for a long-lived asset or assets to be held and used, which represents the lowest level for which identifiable cash flows are largely independent of the cash flows of other groups of assets and liabilities. Recoverability of asset groups to be held and used is measured by a comparison of the carrying amount of an asset group to expected future cash flows generated by the asset group. If the carrying amount of an asset group exceeds its estimated undiscounted future cash flows, the carrying amount is compared to fair value and an impairment charge is recognized to the extent of the difference. On a quarterly basis, the Company assesses whether events or changes in circumstances have occurred that potentially indicate the carrying amount of long-lived asset groups may not be recoverable. The Company concluded that there were no material events or significant changes in circumstances that led to impairment during fiscal 2013 and 2012.

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

Revenue Recognition.    The Company recognizes revenue in accordance with U.S. GAAP and with Securities and Exchange Commission (“SEC”) issued Staff Accounting Bulletin Topic 13, “Revenue Recognition,” which clarifies certain existing accounting principles for the timing of revenue recognition and classification of revenues in the financial statements. Revenue is recognized when persuasive evidence of an arrangement exists, delivery has occurred, the price is fixed or determinable, and collectability is reasonably assured. Revenue generated from the Company’s Wholesale Distribution segment is not recognized until title and risk of loss is transferred to the customer, which occur upon delivery of the products. Provisions for discounts, rebates to customers, and returns are provided for at the time the related sales are recorded, and are reflected as a reduction of sales. Service revenues are recognized when such services have been rendered. Taxes collected from customers and remitted to governmental authorities are reported on a net basis.

We make available to our customers additional products through vendor direct arrangements with certain preferred providers. Revenues and costs from these vendors are recorded gross when the Company is the primary obligor in a transaction, is subject to inventory or credit risk, has latitude in establishing price and selecting suppliers, or has several, but not all of these indicators. If the Company is not the primary obligor and amounts earned have little or no inventory or credit risk, revenue is recorded net when earned.

The Company’s gross billings through vendor direct arrangements (recorded net) totaled $51.1 million, $35.1 million and $48.6 million for the years ended September 28, 2013, September 29, 2012 and October 1, 2011, respectively.

Adjustment of Amounts Previously Stated.    Subsequent to the issuance of the Company’s unaudited June 29, 2013 consolidated condensed financial statements, management concluded that its gross presentation of sales and cost of sales related to certain transactions involving vendor direct arrangements should be corrected to present such sales and cost of sales on a net basis to conform to ASC 605-45-45. These transactions are all reported within the Company’s Wholesale Distribution segment. As a result of such adjustment, net sales was reduced by $35.1 million (from $3.796 billion to $3.761 billion) and $48.6 million (from $3.848 billion to $3.799 billion) for fiscal 2012 and 2011, respectively. Cost of sales was also reduced by $35.1 million (from $3.477 billion to $3.442 billion) and $48.6 million (from $3.506 billion to $3.457 billion) for fiscal 2012 and 2011, respectively. This adjustment did not have any impact on the Company’s consolidated (loss) earnings before patronage dividends and income taxes, consolidated balance sheet or consolidated statement of cash flows and was determined to be immaterial for all periods presented.

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

Shipping and Handling Costs.    Costs for shipping and handling are included as a component of distribution, selling and administrative expenses. Shipping and handling costs were $231.5 million, $232.5 million and $235.7 million for the fiscal years ended September 28, 2013, September 29, 2012 and October 1, 2011, respectively.

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

Comprehensive Earnings (Loss).    Comprehensive earnings (loss) are net earnings, plus certain other items that are recorded by the Company directly to accumulated other comprehensive earnings (loss), bypassing net earnings. The balance and current period change for each component of comprehensive earnings (loss), net of taxes, are summarized as follows:

(dollars in thousands)
	Net Unrealized Gain (Loss) on Appreciation (Depreciation) of Investments	Defined Benefit Pension Plans and Other Postretirement Benefit Plans: Unrecognized Prior Service Cost and (Loss) Gain Arising During the Period
Balance, October 2, 2010	$3,183	$(30,870)
Current period change	(2,747)	(5,906)

Balance, October 1, 2011	436	(36,776)
Current period change	1,220	(25,033)

Balance, September 29, 2012	1,656	(61,809)
Current period change	(1,155)	49,028

Balance, September 28, 2013	$501	$(12,781)

The following table indicates the benefit plans that comprise the adjustment to accumulated other comprehensive earnings (loss) as of September 28, 2013 for the impact of ASC Topic 715-20 “Compensation—Retirement Benefits—Defined Benefits Plans—General” (“ASC Topic 715-20”):

(dollars in thousands)
Description of Benefit Plan	Pre-tax Adjustment for Impact of ASC Topic 715-20 (charge)/credit	Deferred Tax Benefit (Liability)	Adjustment for Impact of ASC Topic 715-20, Net of Taxes (charge)/credit
Cash Balance Plan	$(37,477)	$13,330	$(24,147)
Executive Salary Protection Plan	(7,481)	2,642	(4,839)
Postretirement benefit plans	25,437	(9,531)	15,906
Postemployment benefit plans	461	(162)	299

Total, September 28, 2013	$(19,060)	$6,279	$(12,781)

The following table indicates the benefit plans that comprise the adjustment to accumulated other comprehensive earnings (loss) as of September 29, 2012 for the impact of ASC Topic 715-20 “Compensation—Retirement Benefits—Defined Benefits Plans—General” (“ASC Topic 715-20”):

(dollars in thousands)
Description of Benefit Plan	Pre-tax Adjustment for Impact of ASC Topic 715-20 (charge)/credit	Deferred Tax Benefit (Liability)	Adjustment for Impact of ASC Topic 715-20, Net of Taxes (charge)/credit
Cash Balance Plan	$(87,818)	$31,110	$(56,708)
Executive Salary Protection Plan	(11,160)	3,942	(7,218)
Postretirement benefit plans	4,583	(2,787)	1,796
Postemployment benefit plans	496	(175)	321

Total, September 29, 2012	$(93,899)	$32,090	$(61,809)

The following table indicates the benefit plans that comprise the adjustment to accumulated other comprehensive earnings (loss) as of October 1, 2011 for the impact of ASC Topic 715-20 “Compensation—Retirement Benefits—Defined Benefits Plans—General” (“ASC Topic 715-20”):

(dollars in thousands)
Description of Benefit Plan	Pre-tax Adjustment for Impact of ASC Topic 715-20 (charge)/credit	Deferred Tax Benefit (Liability)	Adjustment for Impact of ASC Topic 715-20, Net of Taxes (charge)/credit
Cash Balance Plan	$(64,802)	$23,547	$(41,255)
Executive Salary Protection Plan	(7,870)	2,871	(4,999)
Postretirement benefit plans	15,098	(5,950)	9,148
Postemployment benefit plans	520	(190)	330

Total, October 1, 2011	$(57,054)	$20,278	$(36,776)

The components of the change in net unrealized (losses) gains on investments, net of taxes, are as follows:

(dollars in thousands)
	September 28, 2013	September 29, 2012	October 1, 2011
Unrealized holding losses arising during the period	$(3,171)	$(12)	$(3,540)
Reclassification adjustment for gains included in net earnings	2,016	1,232	793

Net unrealized holding (losses) gains	$(1,155)	$1,220	$(2,747)

Recently Adopted and Recently Issued Authoritative Accounting Guidance

In July 2013, the FASB issued Accounting Standards Update (“ASU”) No. 2013-11, “Income Taxes (Topic 740): Presentation of an Unrecognized Tax Benefit When a Net Operating Loss Carryforward, a Similar Tax Loss, or a Tax Credit Carryforward Exists” (“ASU No. 2013-11”). ASU No. 2013-11 requires that an unrecognized tax benefit, or a portion of an unrecognized tax benefit, be presented in the financial statements as a reduction to a deferred tax asset for a net operating loss carryforward, a similar tax loss, or a tax credit carryforward if such asset is available. The assessment of whether a deferred tax asset is available is based on the unrecognized tax benefit and deferred tax asset that exist at the reporting date and should be made presuming disallowance of the tax position at the reporting date. ASU No. 2013-11 is effective for fiscal years, and interim periods within those years, beginning after December 15, 2014. The Company will adopt ASU No. 2013-11 commencing in the first quarter of fiscal 2016. The Company is currently assessing the impact this standard may have on its consolidated financial statements.

In February 2013, the FASB issued ASU No. 2013-02, “Comprehensive Income (Topic 220): Reporting of Amounts Reclassified Out of Other Comprehensive Income” (“ASU No. 2013-02”). ASU No. 2013-02 requires an entity to present information about significant items reclassified out of accumulated other comprehensive income by component either (1) on the face of the statement where net income is presented or (2) as a separate disclosure in the notes to the financial statements. ASU No. 2013-02 is effective for fiscal years, and interim periods within those years, beginning after December 15, 2012. Early adoption is permitted. The Company will adopt ASU No. 2013-02 commencing in the first quarter of fiscal 2014. Other than enhanced footnote disclosure, the adoption of ASU No. 2013-02 is not expected to have an impact on the consolidated financial statements.

2.    Properties and Equipment

Properties and equipment, stated at cost, consisted of the following:

(dollars in thousands)
	September 28, 2013	September 29, 2012
Land	$60,538	$61,182
Buildings and leasehold improvements	142,503	142,646
Equipment	115,390	116,370
Equipment under capital leases	—	524

	318,431	320,722
Less accumulated depreciation and amortization	146,701	144,384

	$171,730	$176,338

Consolidated depreciation and amortization expense related to properties and equipment was $14.8 million, $16.3 million and $15.9 million for the years ended September 28, 2013, September 29, 2012 and October 1, 2011, respectively.

Included in accumulated amortization at September 28, 2013 and September 29, 2012 is zero and $0.4 million, respectively, related to capital leases. Amortization expense related to capital leases aggregated zero, $0.1 million and $0.1 million for the years ended September 28, 2013, September 29, 2012 and October 1, 2011, respectively.

3.    Investments

The amortized cost and fair value of investments are as follows:

(dollars in thousands)
September 28, 2013	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Available for sale securities:
Fixed maturity securities:
U.S. Treasury securities and obligations of U.S. government corporations and agencies	$35,193	$507	$(147)	$35,553
Municipal securities	245	9	—	254
Corporate securities	32,695	350	(487)	32,558

Total fixed maturity securities	68,133	866	(634)	68,365
Equity securities	10,224	405	(105)	10,524

Total available for sale securities	$78,357	$1,271	$(739)	78,889

Common stock, at cost				13,250

Total investments				$92,139

(dollars in thousands)
September 29, 2012	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Available for sale securities:
Fixed maturity securities:
U.S. Treasury securities and obligations of U.S. government corporations and agencies	$39,014	$958	$(8)	$39,964
Municipal securities	245	13	—	258
Corporate securities	25,617	761	(7)	26,371

Total fixed maturity securities	64,876	1,732	(15)	66,593
Equity securities	9,251	273	(376)	9,148

Total available for sale securities	$74,127	$2,005	$(391)	75,741

Common stock, at cost				13,250

Total investments				$88,991

During the fiscal years ended September 28, 2013 and September 29, 2012, the Company did not hold any trading or held-to-maturity securities.

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

Unrealized losses on the Company’s investments in fixed maturity securities were caused by interest rate increases rather than credit quality. Unrealized losses on the Company’s investments in equity securities were caused by market conditions deemed temporary by the Company. Because the Company’s insurance subsidiaries do not intend to sell, nor do they have or anticipate having a regulatory requirement to sell, these investments until recovery of fair value, which may be upon maturity, the Company does not consider these investments to be other-than-temporarily impaired at September 28, 2013.

The table below illustrates the length of time available for sale fixed maturity securities and equity securities, not deemed to be other-than-temporarily impaired, have been in a continuous unrealized loss position at September 28, 2013:

(dollars in thousands)
	Less than 12 Months		12 Months or Greater		Total
Description of Securities	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
U.S. Treasury securities and obligations of U.S. government corporations and agencies	$14,454	$139	$735	$8	$15,189	$147
Corporate debt securities	17,004	484	206	3	17,210	487
Equity securities	1,542	41	1,865	64	3,407	105

Total investments	$33,000	$664	$2,806	$75	$35,806	$739

The table below illustrates the length of time available for sale fixed maturity securities and equity securities, not deemed to be other-than-temporarily impaired, have been in a continuous unrealized loss position at September 29, 2012:

(dollars in thousands)
	Less than 12 Months		12 Months or Greater		Total
Description of Securities	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
U.S. Treasury securities and obligations of U.S. government corporations and agencies	$2,643	$8	$—	$—	$2,643	$8
Corporate debt securities	677	7	—	—	677	7
Equity securities	3,164	54	1,607	322	4,771	376

Total investments	$6,484	$69	$1,607	$322	$8,091	$391

Available for sale fixed maturity securities are due as follows:

(dollars in thousands)
September 28, 2013	Amortized Cost	Fair Value
Due in one year or less	$5,124	$5,201
Due after one year through five years	29,376	29,575
Due after five years through ten years	13,477	13,272
Due after ten years	20,156	20,317

	$68,133	$68,365

Expected maturities may differ from contractual maturities stated above because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties. Corporate mortgage-backed securities are shown as being due at their average expected maturity dates.

Amounts reported as “due in one year or less” are included in long-term investments, as the Company’s insurance subsidiaries are required to maintain investments in support of regulatory deposit requirements. Hence, investments with maturities less than one year maintained in support of this long-term commitment are generally sold to repurchase investments with longer maturities. As these investments continue to support a long-term commitment obligation related to insurance reserves, the Company classifies such amounts as long-term. At September 28, 2013 and September 29, 2012, the long-term portion of the related insurance reserves of $41.3 million and $36.1 million, respectively, are included in long-term liabilities, other in the consolidated balance sheets.

Investments carried at fair values of $51.3 million and $45.6 million at September 28, 2013 and September 29, 2012 (which include zero and $0.3 million recorded in cash and cash equivalents), respectively, are maintained in support of regulatory deposit requirements ($48.3 million and $40.9 million in direct deposit of securities at September 28, 2013 and September 29, 2012, respectively) in compliance with statutory regulations. Investments with fair values of $7.8 million and $7.3 million at September 28, 2013 and September 29, 2012, respectively, (which include $0.1 million recorded in cash and cash equivalents at each respective balance sheet date) are on deposit with regulatory authorities in compliance with statutory regulations. Investments with fair values of $2.1 million and $0.9 million at September 28, 2013 and September 29, 2012 (which include $0.1 million and zero recorded in cash and cash equivalents), respectively, are on deposit in compliance with collateral requirements on reinsurance arrangements.

Net investment income, which is included in net sales, is summarized as follows:

(dollars in thousands)
	Fiscal Years Ended
	September 28, 2013	September 29, 2012	October 1, 2011
Fixed maturity securities	$1,147	$3,926	$4,515
Equity securities	1,423	529	1,562
Cash and cash equivalents	1	2	2

	2,571	4,457	6,079
Less investment expenses	(290)	294	297

	$2,281	$4,163	$5,782

Equity investments held by the Company that do not have readily determinable fair values are accounted for using the cost or equity methods of accounting. The Company evaluated its equity investments for impairment as of September 28, 2013 and September 29, 2012, and the Company did not consider any of these equity investments to be impaired.

The Company held investments in Western Family Holding Company (“Western Family”) common stock of $9.2 million at both September 28, 2013 and September 29, 2012. Western Family is a private cooperative located in Oregon from which the Company purchases food and general merchandise products. The investment represents approximately an 18% ownership interest at both September 28, 2013 and September 29, 2012. The Company’s ownership percentage in Western Family is based, in part, on the volume of purchases transacted with Western Family. During fiscal 2012, the Company received a return of invested capital in the amount of $0.2 million resulting from Western Family’s recalculation of its members’ ownership percentage in the cooperative based on purchase volume. The investment is accounted for using the equity method of accounting.

The Company’s wholly-owned finance subsidiary, Grocers Capital Company (“GCC”), has an investment in National Consumer Cooperative Bank (“NCB”), which operates as a cooperative and therefore its participants are required to own its Class B common stock. The investment in the Class B common stock of NCB, accounted for using the cost method of accounting, aggregated $4.1 million at both September 28, 2013 and September 29, 2012. The Company did not recognize dividend income from NCB in fiscal years 2013, 2012 or 2011.

4.    Accrued Liabilities

Accrued liabilities are summarized as follows:

(dollars in thousands)
	September 28, 2013	September 29, 2012
Insurance loss reserves and other insurance liabilities	$27,564	$23,626
Accrued wages, current portion of retirement benefits and related taxes	25,362	23,810
Accrued income and other taxes payable	4,809	5,402
Accrued promotional liabilities	2,390	3,882
Other accrued liabilities	8,439	7,565

	$68,564	$64,285

5.    Notes Payable

The Company’s notes payable and scheduled maturities are summarized as follows:

(dollars in thousands)
	September 28, 2013	September 29, 2012
Secured revolver borrowings under credit agreements	$148,500	$95,500
Secured term loan borrowings under credit agreement	40,209	—
Senior secured notes	51,365	104,843
Obligations under capital leases	—	19
Other debt agreements	2,744	—

Total notes payable	242,818	200,362
Less portion due within one year	11,287	3,878

	$231,531	$196,484

Maturities of notes payable as of September 28, 2013 are:

(dollars in thousands)
Fiscal year
2014	$11,287
2015	7,502
2016	223,273
2017	692
2018	64
Thereafter	—

$242,818

Secured Revolving Credit Agreements

Credit Agreement

The Company is party to an Amended and Restated Credit Agreement (the “Credit Agreement”), dated as of June 28, 2013, among the Company, the lenders party thereto, Wells Fargo Bank, National Association, as administrative agent (“Administrative Agent”), and the other agents party thereto. The Credit Agreement amends and restates the existing credit agreement dated as of October 8, 2010, as amended, restated, supplemented or otherwise modified from time to time prior to June 28, 2013 (the “Prior Credit Agreement”). The Credit Agreement provides for a revolving credit facility with total commitments in the principal amount of $275 million (the “Revolver”) and a term loan in the amount of $40.9 million (the “Term Loan”). Certain capitalized terms used in this description of the Credit Agreement have the meanings given to them in the Credit Agreement. The Credit Agreement matures the earlier of June 28, 2018 (“Original Maturity Date”), or 90 days prior to the scheduled January 1, 2016 maturity (as such scheduled maturity date may be extended) under a note purchase agreement dated September 29, 1999 (as amended, the “Senior Note Agreement”) as amended and restated effective January 6, 2006, further amended on November 3, 2009 and most recently amended on June 28, 2013, among the Company and the current noteholders (the “Noteholders”) and John Hancock Life Insurance Company (U.S.A.) (“John Hancock”), acting in its capacity as collateral agent for the Noteholders (collectively, the “Hancock Debt”), unless the Hancock Debt has been repaid, refinanced (including by exchange) or defeased.

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

The Company is subject to certain financial covenants during the occurrence of a Financial Covenant Period. A Financial Covenant Period (a) commences when (i) an Event of Default occurs, (ii) Excess Availability is less than the greater of (A) $35 million and (B) 12.7272% of the Maximum Revolver amount for a period of five consecutive Business Days or (iii) Excess Availability is less than the greater of (A) $30 million and (B) 10.9090% of the Maximum Revolver Amount at any time and (b) continues until a period of 30 consecutive Business Days has elapsed during which at all times (i) no Event of Default exists and (ii) Excess Availability is equal to or greater than the greater of (A) $35 million and (B) 12.7272% of the Maximum Revolver Amount. During a Financial Covenant Period, the Company is obligated to maintain a Consolidated Fixed Charge Coverage Ratio of not less than 1.15 to 1.0, measured as of the end of the most recent Fiscal Month for which financial statements have been delivered prior to the date on which a Financial Covenant Period first begins and as of each Fiscal Month end while the Financial Covenant Period is in effect.

On October 9, 2013, the Company entered into a Consent and Agreement with the Administrative Agent and the lenders party thereto. The Consent and Agreement temporarily modifies the Credit Agreement to provide for a modification of the Excess Availability calculations to accommodate normal seasonal working capital needs in the period from October 15, 2013 to January 15, 2014. The Consent and Agreement does not change the maximum amount that can be borrowed under the agreement of $275 million, but does provide additional flexibility under certain provisions of the Credit Agreement.

The Credit Agreement imposes financial conditions on the Company redeeming any of its Class A Shares, Class B Shares and Class E Shares and paying cash dividends on Class E Shares (other cash dividends being generally prohibited), and prohibits distributions to shareholders and any repurchase of shares when an Event of Default has occurred and is continuing. The Credit Agreement also places certain restrictions on the payment of patronage dividends should an Event of Default occur. Events of Default include, but are not limited to, the failure to pay amounts due to lenders, violation of covenants, the making of false representations and warranties and specified insolvency-related events, subject to specified thresholds, cure periods and/or exceptions.

The Credit Agreement eliminates a financial covenant that had been provided for in the Prior Credit Agreement relating to the Consolidated Total Funded Debt to EBITDAP Ratio (as that term was defined in the Prior Credit Agreement).

The Company is subject to negative covenants limiting permitted indebtedness, contingent obligations, liens, investments, acquisitions, restricted payments and certain other matters.

The Credit Agreement is an amended and restated agreement of the Prior Credit Agreement. Therefore, in accordance with ASC section 470-50-40 Debt—Modification and Extinguishments—Derecognition (“ASC 470”), the Company has treated the Credit Agreement as a modification of debt. Accordingly, unamortized deferred financing fees pertaining to the Prior Credit Agreement ($1.4 million) will be amortized through the Original Maturity Date of the Credit Agreement.

The Company’s outstanding revolver borrowings under the Credit Agreement increased to $144.5 million at September 28, 2013 (Eurodollar and Base Rate Loans at a blended average rate of 1.97% per annum) from $90.0 million under the Prior Credit Agreement at September 29, 2012 (Eurodollar and Base Rate Loans at a blended average rate of 2.25% per annum). The Company’s outstanding term loan borrowings under the Credit Agreement were $40.2 million at September 28, 2013 (Eurodollar and Base Rate Loans at a blended average rate of 2.20% per annum) and zero at September 29, 2012. As of September 28, 2013, the Company was in compliance with all applicable financial covenants of the Credit Agreement.

Subsidiary Financing Arrangement

The Company’s wholly-owned finance subsidiary, GCC, is party to a Loan and Security Agreement, dated as of September 24, 2010, and then amended on September 19, 2013 (the “GCC Loan Agreement,” as amended), by and among GCC, the lenders party thereto, and California Bank & Trust, as Arranger and Administrative Agent (the “Agent”). The GCC Loan Agreement provides for a revolving credit facility with total commitments in the principal amount of $15 million. Borrowings under the GCC Loan Agreement may not exceed 80% of GCC’s eligible notes receivable (certain notes receivable restricted to 50%), less any reserves as may be established by the Agent. The GCC Loan Agreement matures on March 24, 2014, and the proceeds therefrom will be used to fund loans to the Company’s customers and for GCC’s general corporate purposes, including customary financing and operating activities.

The GCC Loan Agreement provides for revolving loans. At the election of GCC, revolving loans shall bear interest at the LIBOR Rate or the Base Rate, plus an interest rate margin. The interest rate margin for LIBOR Rate loans is 3.00% per annum. The interest rate margin for Base Rate loans is 0.75% per annum. Notwithstanding the foregoing, revolving loans will be subject to daily interest rate floors. The daily minimum rate is based on a 4.00% per annum rate. Undrawn portions of the commitments under the GCC Loan Agreement bear commitment fees at the rate of 0.25% per annum. GCC had revolving loan borrowings of $4.0 million and $5.5 million bearing an interest rate of 4.00% (3.25% prime plus 0.75% interest rate margin), outstanding at September 28, 2013 and September 29, 2012, respectively.

Prior to the amendment, the loan agreement had a term loan option. Term loans bore interest at the LIBOR/Swap Rate or the Base Rate, plus an interest rate margin. The interest rate margin for LIBOR/Swap Rate loans was 3.25% per annum. Notwithstanding the foregoing, term loans were subject to daily interest rate floors. For term loans that bore interest at a LIBOR/Swap Rate, the daily minimum rate was based on a 5.75% per annum rate. For term loans that bore the Base Rate, the daily minimum rate was based on a 4.00% per annum rate. There were no term loan borrowings outstanding at September 29, 2012.

As of September 28, 2013, the Company was in compliance with all applicable financial covenants of the GCC Loan Agreement.

Senior Secured Notes

The Company is party to a Senior Note Agreement with the Noteholders and John Hancock, collectively the Hancock Debt, which originally consisted of three tranches of senior debt: $46.0 million, $40.0 million and $25.0 million with interest rates of 6.421%, 7.157% and 6.82%, respectively. On June 28, 2013, the Company entered into the seventh amendment (“Seventh Amendment”) to the Senior Note Agreement. Certain capitalized terms used in this description of the Seventh Amendment have the meanings given to them in the Seventh Amendment. The Seventh Amendment released the liens held by the Noteholders on certain real properties (the mechanized distribution center in Commerce, California and the dairy facility in Los Angeles, California) of the Company, provided for modifications to and deletions of certain financial covenants, including the deletion of a financial covenant that had been previously provided for relating to the maximum permitted Indebtedness to Consolidated EBITDAP Ratio. The released properties now are collateral security for the lenders party to the Credit Agreement. In exchange, the Company paid the Noteholders $50 million plus all accrued and unpaid interest on the prepayment and paid the applicable Make-Whole Amount of $9.4 million, as calculated per the Senior Note Agreement, as well as an amendment fee of 0.5% of the outstanding principal balance of the Hancock Debt after giving effect to the prepayment contemplated by the Seventh Amendment. The prepayment was applied first to the Tranche C Notes (paid in full) with the remainder applied to the Tranche B Notes. The Seventh Amendment increased the fixed interest rate, effective July 1, 2013, for the Tranche A Notes to 7.907% per annum until the January 1, 2016 maturity date. The fixed interest rate for the unpaid portion of the Tranche B Notes, effective July 1, 2013, increased to 7.171% per annum until the January 1, 2016 maturity date. At the January 1, 2016 maturity date, a balloon payment of $45.6 million is due.

The Company had a total of $51.4 million and $104.8 million outstanding at September 28, 2013 and September 29, 2012, respectively, in Hancock Debt.

In accordance with FASB ASC section 405-20-40—Liabilities—Extinguishments of Liabilities—Derecognition (“ASC 405”), the Company treated the prepayment of $50 million for the Hancock Notes as early debt extinguishment, as the Company was released from further obligation for that portion of the Hancock Debt. As indicated above, due to the prepayment of the Hancock Debt, the Company incurred a Make-Whole Amount of $9.4 million. Additionally, the Company had $0.4 million of unamortized fees associated with the Hancock Debt and incurred an additional $0.3 million of fees related to the Seventh Amendment. As a result of the extinguishment of the liability and in accordance with ASC 405, the Company recorded a loss on early debt extinguishment of $9.8 million during fiscal 2013. This amount is comprised of the $9.4 million Make-Whole Amount plus a pro-rata portion (percentage of early debt prepayment to total debt) of (1) unamortized fees associated with the prepayment of the Hancock Debt ($0.2 million) and (2) new fees related to the Seventh Amendment of $0.2 million. These amounts are included within a separate line item in the Company’s Consolidated Statements of (Loss) Earnings following interest expense.

The notes continue to be secured by certain of the Company’s personal and real property and contain customary covenants, default provisions (including acceleration of the debt in the event of an uncured default), and prepayment penalties similar to those included in the original note purchase agreement.

The Senior Note Agreement contains customary representations, warranties, financial covenants, default and pre-payment provisions for these types of financing. Obligations under this agreement are senior to the rights of Members with respect to Required Deposits and subordinated notes (see Notes 9 and 10). In the event the Company is not in compliance with the financial covenants of the Senior Note Agreement, the continued availability of loan funds or the terms upon which such loans would be available could be negatively impacted, and the impact to the Company could be material. As of September 28, 2013, the Company was in compliance with all applicable financial covenants of its Senior Note Agreement.

Other Debt Agreements

During fiscal 2013, the Company entered into three note and security agreements for the purchase of tractors. These agreements bear interest at a rate of 2.2% and mature in fiscal 2018. At September 28, 2013, the outstanding loan balance under these three agreements totaled $2.7 million.

Standby Letters of Credit

The Company had $1.5 million in standby letters of credit outstanding at both September 28, 2013 and September 29, 2012 to secure various bank, insurance and vendor obligations.

6.    Long-term Liabilities, Other

Long-term liabilities, other are summarized as follows:

(dollars in thousands)
	September 28, 2013	September 29, 2012
Pension and postretirement benefit liabilities	$120,183	$205,821
Insurance loss reserves and other insurance liabilities	41,316	36,124
Other long-term liabilities	22,343	21,466

	$183,842	$263,411

7.    Leases

Operating Leases

The Company has entered into operating leases for warehouse, transportation and data processing equipment.

The Company has also entered into operating leases for approximately thirty-one retail supermarkets. The majority of these locations are subleased to various Members of the Company. The operating leases and subleases are non-cancelable, renewable in certain instances, include purchase options that are not bargain purchase options, and require payment of real estate taxes, insurance and maintenance.

Rent expense for operating leases was $21.8 million, $21.7 million and $22.7 million for the fiscal years ended September 28, 2013, September 29, 2012 and October 1, 2011, respectively. Sublease rental income was $5.2 million, $3.5 million and $3.8 million for the fiscal years ended September 28, 2013, September 29, 2012 and October 1, 2011, respectively.

Minimum rentals on equipment and properties leased by the Company, including properties subleased to third parties, as of September 28, 2013, are summarized as follows:

(dollars in thousands)
Fiscal year	Operating Leases
2014	$21,343
2015	19,011
2016	14,088
2017	8,122
2018	6,602
Thereafter	12,074

Total minimum lease payments	$81,240

Future minimum sublease rental income on operating leases as of September 28, 2013 is summarized as follows:

(dollars in thousands)
Fiscal year	Operating Leases
2014	$8,066
2015	7,071
2016	5,650
2017	4,225
2018	2,645
Thereafter	7,747

Total future minimum sublease income	$35,404

Lease Guarantees

At September 28, 2013, the Company was contingently liable with respect to three lease guarantees for certain Members with commitments expiring through 2017. The Company believes the locations underlying these leases are marketable and, accordingly, that it will be able to recover a substantial portion of the guaranteed amounts in the event the Company is required to satisfy its obligations under the guarantees.

The Company’s guarantees of these leases as of September 28, 2013 are summarized in the table below.

(dollars in thousands)
Remaining Lease Term	Guaranteed Leases
Less than 1 year	$1,189
1-3 years	1,013
4-5 years	338
More than 5 years	—

Total lease guarantees	$2,540

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

8.    Income Taxes

The significant components of income tax (benefit) expense are summarized as follows:

(dollars in thousands)
	Fiscal Years Ended
	September 28, 2013	September 29, 2012	October 1, 2011
Federal:
Current	$(1,187)	$501	$4,875
Deferred	(9,484)	(170)	167

Total federal	(10,671)	331	5,042

State:
Current	56	(22)	653
Deferred	533	(502)	(422)

Total state	589	(524)	231

Income taxes	$(10,082)	$(193)	$5,273

The effects of temporary differences and other items that give rise to deferred tax assets and liabilities are presented below:

(dollars in thousands)
	September 28, 2013	September 29, 2012
Deferred tax assets:
Accounts receivable	$1,508	$1,635
Accrued benefits	49,243	80,376
Lease reserves	3,174	3,442
Insurance reserves	3,913	3,822
Net operating loss carry forwards	6,504	490
Deferred patronage loss	8,475	1,740
Non-qualified written notice of allocation	12,855	12,883
Inventory reserve	585	862
Credits	1,020	2,441
Interest capitalization	344	387
Deferred revenue	220	82
Other	340	—

Total gross deferred tax assets	$88,181	$108,160

Deferred tax liabilities:
Depreciation of properties and equipment	$39,641	$40,633
Market value adjustment	1,868	2,667
Capitalized software	4,300	4,668
Deferred state taxes	1,179	1,860
Other	165	478

Total gross deferred tax liabilities	$47,153	$50,306

Net deferred tax assets	$41,028	$57,854

The Company had net deferred tax assets of $41.0 million and $57.9 million, of which $5.6 million and $5.2 million are classified as deferred income taxes in current assets and $35.4 million and $52.7 million are included in other assets in the consolidated balance sheets as of September 28, 2013 and September 29, 2012, respectively.

A valuation allowance is required to be provided to reduce the deferred tax assets to a level which, more likely than not, will be realized. The Company’s net deferred tax assets of approximately $41.0 million and $57.9 million were not reduced by tax valuation allowances at September 28, 2013 and September 29, 2012, respectively. Management evaluated the available positive and negative evidence in determining the realizability of the net deferred tax assets at September 28, 2013 and September 29, 2012 and concluded it is more likely than not that the Company should realize its net deferred tax assets through future operating results, the reversal of taxable temporary differences, and tax planning. While the Company has considered future taxable income and ongoing prudent and feasible tax planning strategies in assessing the need for a valuation allowance, in the event the Company was to determine that it would not be able to realize all or part of its net deferred tax asset in the future, an adjustment to the deferred tax asset would be a charge to income in the period such determination was made.

The Company had federal net operating loss carryforwards of approximately $5.6 million and $1.4 million and state net operating loss carryforwards of approximately $0.9 million and zero as of the fiscal years ended September 28, 2013 and September 29, 2012, respectively. A portion of the federal net operating loss is being carried forward under Internal Revenue Code Section 382 and expires in fiscal 2018 for federal income taxes. The remaining net operating loss carryforwards expire in fiscal 2033.

The (benefit) provision for income taxes at the Company’s effective tax rate differed from the provision for income taxes at the federal statutory rate (34%, 34% and 35% in 2013, 2012 and 2011, respectively) as follows:

(dollars in thousands)
	Fiscal Years Ended
	September 28, 2013	September 29, 2012	October 1, 2011
Federal income tax (benefit) expense at the statutory rate	$(9,426)	$598	$4,431
State income taxes, net of federal income tax benefit	389	(346)	150
Life insurance	(901)	(1,308)	544
Adjustment to prior year tax liabilities	(21)	(39)	26
Meals and entertainment	172	183	227
Change in statutory tax rate from prior year	—	529	—
Other, net	(295)	190	(105)

(Benefit) provision for income taxes	$(10,082)	$(193)	$5,273

At September 28, 2013, management is currently unaware of any issues under review that could result in significant payments, accruals or material deviations from its recognized tax positions. The Company continues to recognize interest and penalties accrued related to unrecognized tax benefits and penalties within its provision for income taxes. The Company had no material interest and penalties accrued at September 28, 2013.

As of September 28, 2013, the Company is subject to income tax examinations for its U.S. federal income taxes for fiscal years 2008 and thereafter and for state and local income taxes for fiscal years 2007 and thereafter. The Company is currently not under audit for any of its income tax jurisdictions.

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

The following table summarizes the patronage dividend earnings of Unified during the past three fiscal years.

(dollars in thousands)
Division	2013	2012	2011
Cooperative	$—	$—	$301
Southern California Dairy	8,609	9,676	10,710
Pacific Northwest Dairy	1,000	1,111	1,420

Total	$9,609	$10,787	$12,431

For fiscal 2013 and 2012, there were no Cooperative Division patronage earnings available for distribution.

For fiscal 2011, the entire patronage dividend was distributed in cash.

The financial statements reflect patronage dividends earned by Members as of the fiscal year ended September 28, 2013.

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

The Non-Allocated Earnings Program authorizes the Board, in its sole discretion, to retain a portion of the Company’s annual earnings from its non-patronage business and not allocate those earnings to the Exchange Value Per Share. The Company retained zero of fiscal 2013 and fiscal 2012 non-patronage earnings under the Non-Allocated Earnings Program. The amount retained is not included in computing the issuance and redemption prices of the Class A or Class B Shares. In addition, the Non-Allocated Earnings Program grants the Board the authority to reallocate the non-allocated earnings back to the Exchange Value Per Share. The Non-Allocated Earnings Program authorizes the Board to establish a category of non-allocated equity, but does not restrict the uses of that non-allocated equity. The Board intends to use the non-allocated equity authorized by the Non-Allocated Earnings Program for the same general purposes as the Board uses the Company’s retained earnings, including support of the growth of its business, other than the payment of the redemption price of Class A and Class B Shares.

The Class C and Class E Shares are exchanged with the Company’s directors and Members, respectively, at a fixed stated value.

Classes of Shares

Class A Shares

The Company’s Bylaws require that each Member own 350 Class A Shares, though in certain instances the Board may accept an affiliate of a Member without such affiliate holding any Class A Shares where the owners of such affiliate are the same, or sufficiently the same, as those of the Member, and the Member already holds the required number of Class A Shares. Holders of Class A Shares are entitled to one vote per share on all matters to be voted upon by the shareholders, and the holders of the Class A Shares are entitled to elect 80% of the Company’s authorized number of directors. If a person holding Class A Shares ceases to be a Member, the Class A Shares held by such outgoing Member are subject to redemption. See “—Redemption of Class A, Class B and Class E Shares.”

Such persons or entities who from time to time may be accepted as new Members of Unified will be required to purchase or subscribe for the purchase of the number of Class A Shares in the manner set forth in the preceding paragraph. The price for these shares is the Exchange Value Per Share of the Company’s outstanding shares at the close of the fiscal year end prior to purchase. At September 28, 2013 and September 29, 2012, the Exchange Value Per Share was $279.50 and $316.11, respectively.

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

One of the ways in which Members may acquire Class B Shares is through the Company’s payment of Cooperative Division patronage dividends at the end of the Company’s fiscal year. If a Member, at the time a patronage dividend is declared, does not satisfy its Class B Share Requirement, the Company may issue Class B Shares to such Member as a portion of the Cooperative Division patronage dividends paid. As Class B Shares are issued as part of a Member’s patronage dividend distribution, the issuance value of such Class B Shares adds to the amount of Class B Shares held by such Member for purposes of satisfying the Class B Share Requirement.

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

In September 1999, the Company completed a merger (the “Merger”) with United Grocers, Inc. (“United”), a grocery cooperative headquartered in Milwaukie, Oregon. In October 2007, the Company purchased certain assets and assumed certain liabilities of AG and its subsidiaries. Certain Members, including former shareholders of United and AG, also may elect to satisfy their Class B Share Requirement with respect to stores owned at the time of admission as a Member solely from their patronage dividend distributions by electing to receive Class B Shares in lieu of 80% of the Cooperative Division qualified cash patronage dividends the Member otherwise would receive in the future until the Class B Share Requirement is satisfied. In order to make the election to satisfy their Class B Share Requirement solely from patronage dividend distributions, former shareholders of AG were required to enter into supply agreements with us. During the build-up of its Class B Share Requirement, such a Member is not required to provide a Required Deposit with respect to stores owned at the time of admission as a Member. Satisfaction of the Class B Share Requirement of such Members relating to new stores or growth in the sales of existing stores may not be satisfied solely from their patronage dividend distributions, but is subject to the same payment requirements that apply to other Members.

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

Class C Shares

Certain of the Company’s directors hold Class C Shares. Each of such directors purchased one Class C Share for its stated value. Class C Shares are non-voting director qualifying shares, with no rights as to dividends or other distributions, and share in liquidation at their stated value of $10 per share. There are 24 authorized Class C Shares, of which 15 were outstanding as of September 28, 2013 and September 29, 2012.

Class E Shares

Class E Shares were issued as a portion of the Cooperative Division patronage dividends in fiscal years 2003 through 2009, and may be issued as a portion of the Cooperative Division patronage dividends in future periods, as determined annually at the discretion of the Board. The Class E Shares have a stated value of $100 per share and, unless required by law, are non-voting equity securities. Ordinary dividends on Class E Shares may be declared and may be payable in unique circumstances solely at the discretion of the Board. Class E Shares are transferable only with the consent of the Company, which will normally be withheld except in connection with the transfer of a Member’s business to an existing or new Member for continuation of such business. Class E Shares become eligible for redemption ten years after their date of issuance. Pursuant to the Company’s redemption policy, Class E Shares will not be repurchased for ten years from their date of issuance unless approved by the Board or upon sale or liquidation of the Company, with the outstanding Class E Shares becoming eligible for redemption between the end of fiscal 2013 and the end of fiscal 2018. Thereafter, shares may be repurchased by the Company subject to the limitations of California General Corporation Law, credit agreements, the Articles of Incorporation and Bylaws, redemption policy and approval by the Board.

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

The following tables summarize the Class A and Class B Shares tendered for redemption, shares converted, shares redeemed, and the remaining number of shares and their aggregated redemption value pending redemption at the fiscal year end of each of the following periods:

(dollars in thousands)
Class A Shares	Tendered	Converted(a)	Redeemed	Remaining	Redemption Value at Fiscal year end
Fiscal 2010				2,800	$813
Fiscal 2011	11,200	—	11,200	2,800	$853
Fiscal 2012	10,150	—	10,500	2,450	$765
Fiscal 2013	10,500	(350)	11,900	700	$221

(dollars in thousands)
Class B Shares	Tendered	Redeemed	Remaining	Redemption Value at Fiscal year end
Fiscal 2010			53,860	$15,639
Fiscal 2011	33,391	22,305	64,946	$19,463
Fiscal 2012	24,921	11,558	78,309	$23,837
Fiscal 2013	10,034	9,567	78,776	$24,207

(a)	Typically, a conversion of Class A Shares to Class B Shares occurs when Members combine or a Member purchases another Member, and in order to avoid duplicative holding of Class A Shares, the additional Class A Shares acquired as a result of such activities are converted into Class B Shares.

During fiscal 2013, the Company repurchased 405 Class E Shares at a price of $37 thousand. The Class E Share repurchases were made in advance of redemption eligibility on terms negotiated with former Members who were in bankruptcy or liquidation.

At the end of fiscal 2013, Class E Shares issued as a portion of fiscal 2003 patronage dividends become eligible for redemption in fiscal 2014. The Company anticipates redeeming all such eligible Class E Shares, with an approximate redemption value of $3.6 million.

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

The Company also sponsors an Executive Salary Protection Plan III (“ESPPIII”) that provides supplemental post-termination retirement income based on each participant’s salary and years of service as an officer of the Company. Depending on when the officer became a participant in the ESPPIII, final salary is defined as the highest compensation of the last three years preceding employment separation or the average of the highest five years of compensation out of the last ten years preceding employment separation. Funds are held in a rabbi trust for the ESPPIII consisting primarily of life insurance policies reported at cash surrender value and mutual fund assets consisting of various publicly-traded mutual funds reported at estimated fair value based on quoted market prices. In accordance with ASC Topic 710, “Compensation – General”, the assets and liabilities of a rabbi trust must be accounted for as if they are assets and liabilities of the Company. The assets held in the rabbi trust are not available for general corporate purposes. In addition, all earnings and expenses of the rabbi trust are reported in the Company’s consolidated statement of earnings. The cash surrender value of such life insurance policies aggregated $19.4 million and $16.8 million at September 28, 2013 and September 29, 2012, respectively, and are included in other assets in the Company’s consolidated balance sheets. Mutual funds reported at their estimated fair value of $15.5 million and $13.9 million at September 28, 2013 and September 29, 2012, respectively, are included in other assets in the Company’s consolidated balance sheets. The related accrued benefit cost (representing the Company’s benefit obligation to participants) of $43.3 million and $46.0 million at September 28, 2013 and September 29, 2012, respectively, is recorded in long-term liabilities, other in the Company’s consolidated balance sheets. The rabbi trust is subject to creditor claims in the event of insolvency. The ESPPIII accrued benefit cost is included in the pension tables below. However, the trust assets are excluded from ESPPIII plan assets as they do not qualify as plan assets under ASC Topic 715, “Compensation—Retirement Benefits”.

Pension expense for the Unified Cash Balance Plan and ESPPIII totaled $12.5 million, $13.0 million and $11.4 million for the fiscal years ended September 28, 2013, September 29, 2012 and October 1, 2011, respectively.

The components of net periodic cost for the Unified Cash Balance Plan and ESPPIII consist of the following (measured at September 30, 2013, 2012 and 2011 for fiscal 2013, 2012 and 2011, respectively):

(dollars in thousands)
	Fiscal Years Ended
Unified Cash Balance Plan	September 28, 2013	September 29, 2012	October 1, 2011
Service cost	$6,417	$5,527	$5,405
Interest cost	10,387	10,927	10,425
Expected return on plan assets	(14,645)	(12,671)	(12,402)
Amortization of prior service cost	10	11	11
Actuarial loss	6,196	4,281	2,913

Net periodic cost	$8,365	$8,075	$6,352

(dollars in thousands)
	Fiscal Years Ended
ESPPIII	September 28, 2013	September 29, 2012	October 1, 2011
Service cost	$1,878	$2,240	$2,295
Interest cost	1,318	1,718	1,464
Amortization of prior service cost (credit)	(20)	—	212
Recognized actuarial loss	930	930	1,069

Net periodic cost	$4,106	$4,888	$5,040

The Company’s fiscal 2013 pension expense includes an approximate $7.1 million charge for the Unified Cash Balance Plan and ESPPIII plan combined as a result of amortizing net prior service credits of $9 thousand and an actuarial loss of $7.1 million from accumulated other comprehensive income into pension expense over the 2013 fiscal year.

The Company’s projected fiscal 2014 pension expense includes an approximate $2.7 million charge for the Unified Cash Balance Plan and ESPPIII plan combined which are expected to be recognized as a result of amortizing projected net prior service credits of $16 thousand and a projected actuarial loss of $2.7 million from accumulated other comprehensive income into pension expense over the 2014 fiscal year.

The combined projected plan benefit obligation for the Unified Cash Balance Plan and ESPPIII is $282.3 million and $310.5 million at the end of the year for fiscal 2013 and 2012, respectively.

The following table sets forth the change in benefit obligation for the Unified Cash Balance Plan and ESPPIII (measured at September 30, 2013 and 2012 for fiscal 2013 and 2012, respectively):

(dollars in thousands)
	Unified Cash Balance Plan		ESPPIII
	September 28, 2013	September 29, 2012	September 28, 2013	September 29, 2012
Benefit obligation at beginning of year	$264,473	$212,576	$45,996	$38,530
Service cost	6,417	5,527	1,878	2,240
Interest cost	10,387	10,927	1,318	1,718
Plan amendments	—	—	(80)	—
Actuarial (gain) loss(a)	(34,322)	42,537	(2,689)	4,220
Benefits paid	(8,020)	(7,094)	(3,089)	(712)

Benefit obligation at end of year	$238,935	$264,473	$43,334	$45,996

(a)	The actuarial gain in fiscal 2013 for the Unified Cash Balance Plan includes approximately $33.6 million due to the change in the discount rate (from 4.00% to 5.00%). The actuarial gain in fiscal 2013 for the ESPPIII includes gains of approximately $4.2 million resulting from a change to future benefits due to the plan amendment and $0.7 million due to the change in the discount rate (from 3.25% to 3.50%), partially offset by approximately $2.6 million in retirement losses (i.e., earlier than expected retirements).

The following table sets forth the change in plan assets for the Unified Cash Balance Plan and ESPPIII (measured at September 30, 2013 and 2012 for fiscal 2013 and 2012, respectively):

(dollars in thousands)
	Unified Cash Balance Plan		ESPPIII
	September 28, 2013	September 29, 2012	September 28, 2013	September 29, 2012
Fair value of plan assets at beginning of year	$178,915	$147,168	$—	$—
Actual return on plan assets	24,458	27,900	—	—
Employer contribution	7,355	10,941	3,089	712
Benefits paid	(8,020)	(7,094)	(3,089)	(712)

Fair value of plan assets at end of year	$202,708	$178,915	$—	$—

The accrued pension and other benefit costs recognized for the Unified Cash Balance Plan and ESPPIII in the consolidated balance sheets are computed as follows:

(dollars in thousands)
	Unified Cash Balance Plan		ESPPIII
	September 28, 2013	September 29, 2012	September 28, 2013	September 29, 2012
Funded status at September 30, 2013 and 2012, respectively (under-funded)	$(36,227)	$(85,558)	$(43,334)	$(45,996)

Net amount recognized	$(36,227)	$(85,558)	$(43,334)	$(45,996)

The following table sets forth the amounts recognized in the consolidated balance sheets for the Unified Cash Balance Plan and ESPPIII (measured at September 30, 2013 and 2012 for fiscal 2013 and 2012, respectively):

(dollars in thousands)
	Unified Cash Balance Plan		ESPPIII
	September 28, 2013	September 29, 2012	September 28, 2013	September 29, 2012
Prepaid (accrued) benefit cost	$1,250	$2,260	$(35,853)	$(34,836)
Accumulated other comprehensive loss	(37,477)	(87,818)	(7,481)	(11,160)

Net amount recognized	$(36,227)	$(85,558)	$(43,334)	$(45,996)

Total net accrued benefit costs of $79.5 million and $131.6 million at September 28, 2013 and September 29, 2012, respectively, are included in the consolidated balance sheets as follows: $76.1 million and $130.9 million are included in long-term liabilities, other and $3.4 million and $0.7 million are included in accrued liabilities at September 28, 2013 and September 29, 2012, respectively.

The following table reconciles the change in net periodic benefit cost, plan assets, benefit obligation and accumulated other comprehensive (income) loss (and components thereof) for the Unified Cash Balance Plan:

(dollars in thousands)
Unified Cash Balance Plan						Accumulated Other Comprehensive Income Components
September 28, 2013	Annual Cost	Fiscal 2009 ASC 715-20 Measurement Date Adjustments to Retained Earnings	Plan Assets	Benefit Obligation	Accumulated Other Comprehensive (Income)/Loss	Deferred Plan Amendment (Unrecognized Prior Service Cost)	Deferred Actuarial (Gains)/ Losses
Beginning balance		$673	$178,915	$(264,473)	$87,818	$54	$87,764
Service cost	$6,417	—	—	(6,417)	—	—	—
Interest cost	10,387	—	—	(10,387)	—	—	—
Actual return loss/(gain)	(24,458)	—	24,458	—	—	—	—

Basic annual cost	(7,654)	—	—	—	—	—	—
Contributions	—	—	7,355	—	—	—	—
Benefits paid	—	—	(8,020)	8,020	—	—	—
Deferrals
Unexpected return adjustment	9,813	—	—	—	(9,813)	—	(9,813)
Unrecognized actuarial loss/(gain)	—	—	—	34,322	(34,322)	—	(34,322)
Amortization
Prior service cost	10	—	—	—	(10)	(10)	—
Unrecognized actuarial loss/(gain)	6,196	—	—	—	(6,196)	—	(6,196)

Ending balance	$8,365	$673	$202,708	$(238,935)	$37,477	$44	$37,433

The following table reconciles the change in net periodic benefit cost, plan assets, benefit obligation and accumulated other comprehensive (income) loss (and components thereof) for the ESPPIII:

(dollars in thousands)
ESPPIII Plan						Accumulated Other Comprehensive Income Components
September 28, 2013	Annual Cost	Fiscal 2009 ASC 715-20 Measurement Date Adjustments to Retained Earnings	Plan Assets	Benefit Obligation	Accumulated Other Comprehensive (Income)/Loss	Deferred Prior Service (Credit)/ Cost	Deferred Actuarial (Gains)/ Losses
Beginning balance		$958	$—	$(45,996)	$11,160	$—	$11,160
Service cost	$1,878	—	—	(1,878)	—	—	—
Interest cost	1,318	—	—	(1,318)	—	—	—

Basic annual cost	3,196	—	—	—	—	—	—
Contributions	—	—	3,089	—	—	—	—
Benefits paid	—	—	(3,089)	3,089	—	—	—
Deferrals
Plan amendments	—	—	—	80	(80)	(80)	—
Unrecognized actuarial loss/(gain)	—	—	—	2,689	(2,689)	—	(2,689)
Amortization
Prior service (credit)/cost	(20)	—	—	—	20	20	—
Unrecognized actuarial loss/(gain)	930	—	—	—	(930)	—	(930)

Ending balance	$4,106	$958	$—	$(43,334)	$7,481	$(60)	$7,541

The weighted-average assumptions used in computing the preceding information for the Unified Cash Balance Plan and the ESPPIII as of September 30, 2013, 2012 and 2011 (the annual plan measurement dates) were as follows:

Unified Cash Balance Plan	2013	2012	2011
Benefit obligations:
Discount rate for benefit obligation	5.00%	4.00%	5.25%
Rate of compensation increase	3.00%	3.00%	3.00%
Net periodic cost:
Discount rate for net periodic benefit cost	4.00%	5.25%	5.25%
Expected long-term return on plan assets	8.25%	8.50%	8.50%
Rate of compensation increase	3.00%	3.00%	3.00%

ESPPIII	2013	2012	2011
Benefit obligations:
Discount rate for benefit obligation	3.50%	3.25%	4.50%
Rate of compensation increase	N/A	2.25%	2.25%
Net periodic cost:
Discount rate for net periodic benefit cost	3.25%	4.50%	4.25%
Expected long-term return on plan assets	N/A	N/A	N/A
Rate of compensation increase(a)	2.25%	2.25%	2.00%

(a)	The rate of compensation increase for the ESPPIII was 2.25% at the beginning of fiscal year 2013. A remeasurement of this plan occurred as of December 31, 2012 using a discount rate of 3.00% and a 0% salary increase rate.

The Company’s fiscal 2013 and fiscal 2012 pension expense was calculated based upon a number of actuarial assumptions, including an expected long-term rate of return on plan assets of 8.25% and 8.50%, respectively. In developing the long-term rate of return assumption, the Company evaluated historical asset class returns based on broad equity and bond indices. The expected long-term rate of return on plan assets for fiscal 2013 assumes an asset allocation of approximately 60% equity, 25% fixed income financial instruments, 12.5% alternative investments, and 2.5% real asset investments (see description under “Plan Assets” below). The Company regularly reviews with its third party advisors the asset allocation and periodically rebalances the investment mix to achieve certain investment goals when considered appropriate (see further discussion and related table under “Plan Assets” below). Actuarial assumptions, including the expected rate of return, are reviewed at least annually, and are adjusted as necessary. Lowering the expected long-term rate of return on the Company’s plan assets (for the Unified Cash Balance Plan in fiscal 2013 and fiscal 2012) by 0.50% (from 8.25% to 7.75% for fiscal 2013 and from 8.50% to 8.00% for fiscal 2012) would have increased its pension expense for fiscal 2013 and fiscal 2012 by approximately $0.9 million and $0.7 million, respectively.

The discount rate that was utilized for determining the Company’s fiscal 2013 pension obligation and projected fiscal 2014 net periodic benefit cost for the Unified Cash Balance Plan and the ESPPIII was selected to reflect the rates of return currently available on high quality fixed income securities whose cash flows (via coupons and maturities) match the timing and amount of future benefit payments of the plan. Bond information was provided by a recognized rating agency for all high quality bonds receiving one of the two highest ratings. As a result of this modeling process, the discount rate was 5.00% and 4.00% for the Unified Cash Balance Plan and 3.50% and 3.25% for the ESPPIII at September 30, 2013 and September 30, 2012, respectively.

Plan Assets

The Company’s Unified Cash Balance Plan weighted-average asset allocation at September 28, 2013 and September 29, 2012, by asset category is as follows:

(dollars in thousands)
	September 28, 2013	September 29, 2012
Asset Category:
Equity securities	$118,424	$99,433
Debt securities (mutual funds comprised of investment grade bonds)	43,742	43,521
Alternative investments	37,893	33,771
Other	2,649	2,190

Total	$202,708	$178,915

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

The long-term target asset allocation for the investment portfolio at September 28, 2013 is divided into five asset classes as follows:

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

The credit and liquidity crisis in the United States and throughout the global financial system triggered substantial volatility in the world financial markets and banking system. As a result, the investment portfolio of the Unified Cash Balance Plan incurred a significant decline in fair value during fiscal 2008. The value of the plan’s investment portfolio increased during fiscal 2009 and 2010, declined in fiscal 2011, and increased in fiscal 2012 and 2013. The values of the Unified Cash Balance Plan’s individual investments have and will fluctuate in response to changing market conditions, and the amount of gains or losses that will be recognized in subsequent periods, if any, cannot be determined.

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

The Unified Cash Balance Plan currently holds five limited partnership fund investments with funding commitments extending through 2016. One fund was started in 2008, and the remainder commenced in 2011. The Unified Cash Balance Plan’s remaining unfunded commitments to limited partnership fund investments as of September 28, 2013 was $5.4 million out of total original commitments of $10.5 million. While shares in the limited partnership fund investments are not redeemable, the Company expects to recover the Unified Cash Balance Plan’s investments in the limited partnership funds through investee distributions as the investee liquidates the underlying assets. The limited partnership fund investments have maturity dates through 2023.

The Unified Cash Balance Plan may redeem shares in its other closely held investments by submitting a request, generally 30 to 90 days prior to a period-end. There are no unfunded commitments for the other closely held investments.

The following table represents the Unified Cash Balance Plan’s financial instruments recorded at fair value and the hierarchy of those assets as of September 28, 2013:

(dollars in thousands)
	Level 1	Level 2	Level 3	Total
Equities (including mutual funds):
Investment grade bonds	$43,742	$—	$—	$43,742
Growth—foreign	19,911	—	—	19,911
Growth—large cap	13,199	—	—	13,199
Communication & technology	16,612	—	—	16,612
Retail & industrial goods	21,682	—	—	21,682
Financial & insurance	12,437	—	—	12,437
Emerging markets	9,219	—	—	9,219
Utilities, energy & extractive industries	8,062	—	—	8,062
Medical & pharmaceutical	10,712	—	—	10,712
Other	6,590	—	—	6,590

Total equities	162,166	—	—	162,166

Cash equivalents	2,649	—	—	2,649
Alternative investments	—	—	37,893	37,893

Total	$164,815	$—	$37,893	$202,708

The table below sets forth a summary of changes in the fair value of the Unified Cash Balance Plan’s level 3 assets for the year ended September 28, 2013:

(dollars in thousands)
Total Alternative Investments
Estimated fair value, beginning of year	$33,771
Purchases	6,273
Net investment gain	3,647
Distributions	(5,798)

Estimated fair value, end of year	$37,893

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

Contributions

Unified Cash Balance Plan and ESPPIII

Contributions to the Unified Cash Balance Plan are made in amounts that are at least sufficient to meet the minimum funding requirements of applicable laws and regulations, but no more than amounts deductible for federal income tax purposes. During fiscal 2013, the Company made contributions to the Unified Cash Balance Plan totaling $7.3 million, comprised of $3.6 million and $3.7 million for the 2013 plan year and 2012 plan year, respectively. In addition, the Company also contributed $3.1 million in fiscal 2013 to the ESPPIII to fund benefit payments to participants. At this time, the Company expects to make estimated minimum contributions to the Unified Cash Balance Plan totaling $11.3 million in fiscal 2014, comprised of $4.8 million for the 2014 plan year and $6.5 million for the 2013 plan year. Additional contributions, if any, for the 2013 plan year will be due by September 15, 2014, while contributions for the 2014 plan year will be due by September 15, 2015. In addition, the Company expects to contribute $3.4 million to the ESPPIII to fund projected benefit payments to participants in fiscal 2014.

During July 2012, legislation to provide pension funding relief was enacted as part of the 2012 student loan and transportation legislation titled “Moving Ahead for Progress in the 21st Century” (“MAP-21”). Funding relief is to be achieved through changes in the methodology employed to determine interest rates used to calculate required funding contributions. The funding relief applies to Employee Retirement Income Security Act (“ERISA”) single-employer plans that base pension liability calculations on interest rates determined pursuant to the Pension Protection Act of 2006. As a result of MAP-21, we were able to reduce our fiscal year 2013 contributions to the Unified Cash Balance Plan by $7.9 million from our originally estimated amounts, and we reduced our contributions for fiscal year 2012 by $2.0 million.

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

The Company made contributions of $13.5 million, $13.8 million and $14.9 million for the fiscal years ended September 28, 2013, September 29, 2012 and October 1, 2011, respectively, to its participating multiemployer plans. The following table provides information regarding the Company’s participation in these multiemployer plans. The table provides the following information:

•	The EIN/Pension Plan Number column provides the Employee Identification Number (“EIN”) and the three-digit plan number, if applicable.

•

Unless otherwise noted, the most recent Pension Protection Act (“PPA”) zone status available in 2013 and 2012 relates to the plans’ two most recent fiscal year-ends. The zone status is based on information that the Company received from the plan and is certified by each plan’s actuary. Among other factors, red zone status plans are generally less than 65 percent funded and are considered in critical status, plans in yellow zone or orange zone status are less than 80 percent funded and are considered endangered or seriously endangered status, and green zone plans are at least 80 percent funded.

•

For plans that are in the red zone, it is indicated whether a Rehabilitation Plan (“RP”) is either pending or has been implemented by the trustees of each plan. Since none of the Company’s plans are considered to be in endangered (yellow zone) or seriously endangered (orange zone) status, disclosure of whether a Financial Improvement Plan (“FIP”) is either pending or has been implemented is not applicable and therefore is omitted from the table.

•	The table also includes the current expiration date(s) for the collective bargaining agreement(s) under which the plans are associated and contributions to the plans for the last three years.

(dollars in thousands)
	EIN	Plan Month/Day End Date	PPA Zone Status		RP Status Pending/ Implemented	Range of Agreement Expiration Dates	Contributions(d)
Pension Fund			2013	2012			2013(e)	2012	2011
Western Conference of Teamsters Pension Trust	916145047 -001	11/30	Green	Green	No	7/12/14 – 4/23/16(c)	$12,520	$12,848	$13,908
Bakery & Confectionery Union and Industry International Pension Fund(b)	526118572 -001	7/31	Red	Red	Implemented	7/6/13	743	629	656
Washington Meat Industry Pension Trust(b)	916134141 -001	5/31	Red	Red	Implemented	9/27/14	74	78	78
Other plans(a)							219	249	265

Total							$13,556	$13,804	$14,907

(a)	Other plans consist of two plans (each with a PPA zone status of green) that have been aggregated in the foregoing table, as the contributions to each of these plans are not individually material.

(b)	The Company is subject to critical status surcharge contributions that are imposed for plans that are in the red zone.

(c)	The Company has 15 collective bargaining agreements participating in the Western Conference of Teamsters Pension Trust. Approximately 69% of the participants covered by this plan are subject to collective bargaining agreements that expire on September 19, 2015.

(d)	None of the Company’s collective bargaining agreements require that a minimum contribution be made to these plans. None of the Company’s contributions exceed 5% of the total contributions to any of the plans.

(e)	The decrease in contributions from fiscal 2012 to fiscal 2013 is due to reduction in headcount at various locations.

Defined Contribution Retirement Plans

Supplemental Executive Retirement Plan

Effective June 1, 2013, the Company implemented a supplemental retirement plan for a “select group of management or highly compensated employees that are at the Vice President level and above” of the Company under the Unified Grocers, Inc. Supplemental Executive Retirement Plan (the “SERP”). This plan was established to replace the ESPPIII, which has been frozen. The SERP provides participating officers with supplemental retirement income in addition to the benefits provided under the Company’s Cash Balance and 401(k) plans.

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

Upon termination of employment or death, the participant’s vested account balance will be payable over a period of from 5 to 15 years, or immediately following a change in control, as elected by the participant upon entry into the SERP. Vesting is based on years of service as an officer at the rate of 20% per year. After 5 years of service as an officer or following a change in control, the account will be 100% vested. An account may be forfeited in the event a participant is terminated for cause or engages in activity in competition with the Company. For those participants active in the ESPPIII at September 29, 2012 who were selected to participate in the SERP, they will receive one year of vesting credit for each year of service credited in the ESPPIII plus an additional eight months for the period from September 30, 2012 to June 1, 2013.

The SERP is accounted for pursuant to FASB ASC section 715-70, Compensation – Retirement Benefits – Defined Contribution Plans (“ASC 715-70”). The SERP qualifies as a defined contribution plan, whereby participants are credited with a contribution to an account and will receive, upon separation, a benefit based upon the vested amount accrued in their account, which includes the Company’s contributions plus or minus the increase or decrease in the fair market value of the hypothetical investments (Measurement Funds) selected by the participant. ASC 715-70 requires companies to record, on a periodic basis, that portion of a company’s contribution earned during the period by the participants (the “Expense”). The Company will accrue the Expense under the assumption that all participants in the SERP will achieve full vesting (five years of service). As of September 28, 2013, the Company accrued $0.8 million in related benefit cost recorded in long-term liabilities, other in the Company’s consolidated balance sheets.

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

The Company contributed approximately $5.1 million, $5.3 million and $5.2 million related to its SSP in the fiscal years ended September 28, 2013, September 29, 2012 and October 1, 2011, respectively.

Deferred Compensation Plan II

The Company has a nonqualified Deferred Compensation Plan (“DCPII”), which allows eligible employees to defer and contribute to an account a percentage of compensation on a pre-tax basis, as defined in the plan, in excess of amounts contributed to the SSP pursuant to IRS limitations, the value of which is measured by the fair value of the underlying investments. The Company informally funds its deferred compensation liability with assets held in a rabbi trust consisting of life insurance policies reported at cash surrender value and mutual fund assets consisting of various publicly-traded mutual funds reported at estimated fair value based on quoted market prices. The assets held in the rabbi trust are not available for general corporate purposes. Participants can direct the investment of their deferred compensation plan accounts in several investment funds as permitted by the DCPII. Gains or losses on investments are fully allocable to the plan participants. The cash surrender value of life insurance policies and mutual funds reported at their estimated fair value are included in other assets in the Company’s consolidated balance sheets because they remain assets of the Company until paid out to the participants. The cash surrender value of the life insurance policies was $12.3 million and $14.5 million at September 28, 2013 and September 29, 2012, respectively. The estimated fair value of the mutual funds was $0.6 million and $0.3 at September 28, 2013 and September 29, 2012, respectively. The liability to participants ($12.2 million and $14.9 million at September 28, 2013 and September 29, 2012, respectively) is included in long-term liabilities, other in the Company’s consolidated balance sheets. The rabbi trust is subject to creditor claims in the event of insolvency.

Employee Savings Plan

The Company has an Employee Savings Plan, which is a defined contribution plan, adopted pursuant to Section 401(k) of the Internal Revenue Code for substantially all of its union employees. The Company does not match any employee deferrals into the plan, and therefore, there is no related vesting schedule. No expense was incurred in the periods presented.

Other Benefit Plans

Long-Term Incentive Plan

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

The LTIP is offered to a select group of officers of the Company, Vice-President and higher (the “Participants”), and participation may be further constrained or increased at the discretion of the Company’s Compensation Committee. Participants are awarded with a certain number of Appreciation Units (defined below) on an annual basis (the “Award”); however, an Award in one year does not ensure that a Participant will receive an Award in subsequent years. Each Award participates in a four-year cycle (“Performance Cycle”), which is based on consecutive fiscal years of the Company, and the amount paid to a Participant, if any, is determined at the end of the Award’s Performance Cycle and is payable prior to December 31st of the year in which the Performance Cycle ends. In fiscal 2013, LTIP Awards were offered to certain officers of the position of Vice-President or higher. The Participant’s Award is vested based on the Participant’s continuous employment with the Company during the Award’s Performance Cycle.

An “Appreciation Unit” refers to a notional unit that grants Participants the contractual right to receive the positive difference, if any, between the Maturity Value of the unit on its Maturity Date and the Base Value (capitalized terms defined below) assigned to the unit at the beginning of the Performance Cycle. The Maturity Date is the date on which a Participant’s vested Appreciation Unit is deemed to mature, which is the earlier of (a) the last day of the Performance Cycle or (b) a change in control of the Company. The Base Value is equal to the Exchange Value Per Share, as calculated from the Company’s financial statements (see Part I, Item 1. “Business – Capital Shares” for additional information), for the fiscal year ending immediately prior to the Performance Cycle. The Maturity Value is equal to the Exchange Value Per Share plus Cumulative Co-op Patronage Dividends (defined below), plus Cumulative Cash Dividends (the total of cash dividends paid, excluding patronage dividends, as reported in the Company’s fiscal year-end financial statements), plus Cumulative Non-allocated Retained Earnings (defined below), as calculated from the Company’s financial statements for the Performance Cycle assigned to the Appreciation Unit. The difference is then multiplied by the number of vested Appreciation Units awarded for the Performance Cycle that remain outstanding on the Maturity Date. Cumulative Co-op Patronage Dividends are the sum of the Cooperative Division’s patronage earnings divided by the number of Class A and B Shares used in the calculation of the Exchange Value Per Share for each year in the Performance Cycle. Cumulative Co-op Patronage Dividends do not include Dairy Division patronage dividend amounts. The Cumulative Non-allocated Retained Earnings amount is the sum of the total increase or decrease in non-allocated retained earnings for a fiscal year divided by the number of Class A and B Shares used in the calculation of the Exchange Value Per Share for each year in the Performance Cycle.

Based on the Company’s calculations relative to the 2013 Performance Cycle, the Company determined there was no LTIP compensation expense for the 2013 Performance Cycle to be recorded in fiscal 2013.

Estimated Future Benefit Payments

The following benefit payments, which reflect expected future service, as appropriate, are expected to be paid in fiscal years:

(dollars in thousands)
	Unified Cash Balance Plan	ESPPIII
2014	$10,301	$3,427
2015	11,047	4,508
2016	11,845	4,283
2017	12,668	4,860
2018	13,378	4,268
2019 – 2023	77,803	23,890

Total	$137,042	$45,236

12.    Postretirement Benefit Plans Other Than Pensions

The Company sponsors the following postretirement benefit plans:

Retiree Medical Plan

We sponsor a postretirement benefit plan that provides certain medical coverage to retired non-union employees who are eligible to participate in the Unified Grocers, Inc. Retiree Medical Plan (the “RMP”). The RMP is contributory for non-union employees retiring after January 1, 1990, with the retiree contributions adjusted annually. This plan is not funded.

In December 2012, we amended the RMP to modify the eligibility requirements for the RMP. Effective as of the end of the first quarter of fiscal 2013, only employees of Unified who have reached 49 years of age with at least 15 years of continuous service with us as of the end of the first quarter of fiscal 2013 will remain eligible to participate in the RMP. To receive benefits under the RMP, those employees who remain eligible must remain in continuous service with us through their retirement following the attainment of at least 55 years of age.

Officer Retirement Medical Plan

Officers who are at least 55 years of age and have seven years of service with us as an officer are eligible to participate in the Officer Retirement Medical Plan (the “ORMP”), which includes our Executive Medical Reimbursement Plan (the “EMRP”), following termination of employment. Pursuant to the EMRP, officers will be eligible for payment by the insurance plan of the portion of eligible expenses not covered under the Company’s health insurance plan.

Benefits under the ORMP are the same as under the RMP offered to non-union employees but with no annual premium caps, plus dental and vision benefits, continuation of the EMRP during retirement and extension of benefits for eligible dependents following the officer’s death. Active officers will continue to be obligated to pay the regular premium for the Company health insurance plan they have selected. During retirement, officers are required to pay 25% of the ORMP premium to maintain coverage. Effective December 31, 2012, the eligibility provisions of the ORMP were frozen effective September 30, 2012; accordingly, no employee that is either hired or becomes an officer on or after such date can become a participant or recommence participation in the ORMP.

Executive Insurance Plan

We provide for the cost of life insurance on behalf of current and qualifying former officers of Unified through a split-dollar Executive Insurance Plan (the “EIP”) arrangement. As discussed below, this plan was amended in December 2012 to close the plan to new entrants as of September 30, 2012. Accordingly, no employee that is either hired or becomes an officer on or after such date can become a participant or recommence participation in the EIP. This plan is not funded.

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

The Company concluded that the modifications to the EIP did not warrant remeasurement of the EIP during the third quarter of fiscal year 2013. The EIP was remeasured as part of the Company’s year-end actuarial valuation, and the resulting adjustments to the accumulated postretirement benefit obligation reduced our long-term liability associated with the EIP by $1.7 million, which was offset by an increase in other comprehensive earnings of $1.1 million (net of income tax of $0.6 million) as of the fiscal year ended September 28, 2013.

Life Plan

A certain group of retired non-union employees currently participate in a plan providing life insurance benefits for which active non-union employees are no longer eligible. This life insurance plan is noncontributory and is not funded.

Sick Leave Non-Union and Union Plans

Certain eligible union and non-union employees have separate plans providing a lump-sum payout for unused days in the sick leave bank. The sick leave payout plans are noncontributory and are not funded.

Plan Amendments

In December 2012, the Company amended several of its employee benefit plans. The Company amended the EIP and the ORMP to close the plans to new entrants as of September 30, 2012. Accordingly, no employee that is either hired or becomes an officer on or after such date can become a participant or recommence participation in either plan. The Company also amended the ESPPIII for executive officers to close the eligibility provisions of the ESPPIII to new entrants as of September 30, 2012 (the “Freeze Date”); accordingly, no employee that is either hired or becomes an officer on or after the Freeze Date can become a participant or recommence participation in the ESPPIII. Additionally, benefit accruals under the ESPPIII were frozen for officers who have already attained a 65% gross benefit accrual (generally attained after fifteen (15) or more years of service under the ESPPIII) as of September 30, 2012; accordingly, no such officers will accrue further gross benefits under the ESPPIII after the Freeze Date. For officers participating in the ESPPIII as of the Freeze Date who had less than a 65% gross benefit accrual, such officers will continue to accrue gross benefits under the ESPPIII until they reach a 65% gross benefit accrual. Lastly, in connection with freezing the benefit accrual under the ESPPIII, a participant’s gross accrued benefit will not consider any compensation earned by the participant after the Freeze Date, which effectively freezes the final pay and final average pay formulas under the plan at the September 30, 2012 levels.

In December 2012, the Company also amended the RMP to modify the eligibility requirements for the RMP. Effective as of the end of the first quarter of fiscal 2013, only employees of the Company who have reached 49 years of age with at least 15 years of continuous service with Unified as of the end of the first quarter of fiscal 2013 will remain eligible to participate in the RMP. To receive benefits under the RMP, those employees who remain eligible must remain in continuous service with Unified through their retirement following the attainment of at least 55 years of age.

As a result of the foregoing benefit plan amendments, the Company remeasured the projected pension and accumulated postretirement benefit obligations associated with the respective plans as of the end of the first quarter of fiscal 2013. Such remeasurement resulted in a $29.7 million reduction in the Company’s long-term liabilities associated with the foregoing plans. These reductions were offset by an increase in other comprehensive earnings of $17.5 million (net of income tax of $9.5 million) and the recognition of a one-time curtailment gain of $2.7 million, related to the RMP, which is recorded in addition to the net periodic postretirement benefit cost in the Company’s accompanying consolidated statements of (loss) earnings.

The components of net periodic benefit cost consist of the following (for all postretirement benefit plans described above, not including the ESPPIII, which is disclosed in Note 11, “Benefit Plans”):

(dollars in thousands)
	Fiscal Years Ended
	September 28, 2013	September 29, 2012	October 1, 2011
Service cost	$546	$1,522	$2,073
Interest cost	1,631	2,520	2,943
Amortization of prior service credit	(6,642)	(986)	(472)
Recognized actuarial loss/(gain)	1,037	(307)	141
Benefit cost recognition in excess of APBO/AOCI previously recorded	—	—	4,553
One-time curtailment gain	(2,685)	—	—

Net periodic benefit cost	$(6,113)	$2,749	$9,238

The change in the benefit obligations consists of the following:

(dollars in thousands)
	September 28, 2013	September 29, 2012
Benefit obligation at beginning of year	$63,361	$51,914
Service cost	546	1,522
Interest cost	1,631	2,520
Plan amendments	(25,701)	—
Actuarial (gain) loss(a)	(3,443)	9,222
Benefits paid	(1,950)	(1,817)

Benefit obligation at end of year	$34,444	$63,361

(a)	The actuarial gain in fiscal 2013 for the postretirement benefit plans includes gains of approximately $1.6 million resulting from updated demographics and other miscellaneous changes, $1.0 million due to updated claims and trend for the Retiree Medical Plan and $0.8 million due to the change in the discount rate (from 4.00% to 4.25%).

The change in the plan assets during the year is:

(dollars in thousands)
	September 28, 2013	September 29, 2012
Fair value of plan assets at beginning of year	$—	$—
Employer contribution	1,950	1,817
Benefits paid	(1,950)	(1,817)

Fair value of plan assets at end of year	$—	$—

The funded status of the plans is:

(dollars in thousands)
	September 28, 2013	September 29, 2012
Funded status at September 30, 2013 and 2012 (under-funded)	$(34,444)	$(63,361)

Net amount recognized	$(34,444)	$(63,361)

Total accrued benefit costs of $34.4 million and $63.4 million at September 28, 2013 and September 29, 2012, respectively, are included in the consolidated balance sheets as follows: $30.6 million and $59.4 million are included in long-term liabilities, other and $3.8 million and $4.0 million are included in accrued liabilities at September 28, 2013 and September 29, 2012, respectively.

The following table reconciles the change in net periodic benefit cost, plan assets, benefit obligation and accumulated other comprehensive (income) loss (and components thereof) for the Company’s postretirement benefit plans:

(dollars in thousands)
Postretirement Benefit Plans						Accumulated Other Comprehensive Income Components
September 28, 2013	Annual Cost	Retained Earnings	Plan Assets	Benefit Obligation	Accumulated Other Comprehensive (Income)/Loss	Deferred Prior Service (Credit)/ Cost	Deferred Actuarial (Gains)/ Losses
Beginning balance	—	$3,260	$—	$(63,361)	$(4,583)	$(4,180)	$(403)
Service cost	$546	—	—	(546)	—	—	—
Interest cost	1,631	—	—	(1,631)	—	—	—

Basic annual cost	2,177		—	—	—	—	—
Contributions	—	—	1,950	—	—	—	—
Benefits paid	—	—	(1,950)	1,950	—	—	—
Deferrals
Plan amendments	—	—	—	25,701	(25,701)	(25,701)	—
Unrecognized actuarial (gain)/loss	—	—	—	3,443	(3,443)	—	(3,443)
Amortization
Prior service credit	(6,642)	—	—	—	6,642	6,642	—
Recognized actuarial loss/(gain)	1,037	—	—	—	(1,037)	—	(1,037)
One-time curtailment gain	(2,685)	—	—	—	2,685	2,685	—

Ending balance	$(6,113)	$3,260	$—	$(34,444)	$(25,437)	$(20,554)	$(4,883)

The Company’s fiscal 2013 postretirement expense includes an approximate $5.6 million credit for its postretirement benefit plans as a result of amortizing prior service credits of $6.6 million and actuarial losses of $1.0 million from accumulated other comprehensive income into postretirement expense over the 2013 fiscal year. In addition, fiscal 2013 postretirement expense includes the recognition of a one-time curtailment gain of $2.7 million from accumulated other comprehensive income into postretirement expense as a result of the RMP plan amendment.

The Company’s projected fiscal 2014 postretirement expense includes an approximate $8.0 million credit for its postretirement benefit plans which is expected to be recognized as a result of amortizing projected prior service credits of $8.6 million and a projected actuarial loss of $0.6 million from accumulated other comprehensive income into postretirement expense over the 2014 fiscal year.

Benefit payments, including those amounts to be paid out of corporate assets and reflecting future expected service as appropriate, are expected to be paid in fiscal years:

(dollars in thousands)
Postretirement Benefit Plans
2014	$3,807
2015	2,376
2016	2,370
2017	2,401
2018	2,253
2019 – 2023	10,341

Total	$23,548

The weighted-average assumptions as of September 30, 2013, 2012 and 2011 are as follows:

	Postretirement Benefit Plans
	2013	2012	2011
Benefit obligations:
Discount rate for benefit obligation(a)	4.25%	4.00%	5.00%
Rate of compensation increase(b)	3.00%	3.00%	2.75%
Net periodic benefit cost:
Discount rate for net periodic benefit cost(c)	4.00%	5.00%	5.25%
Rate of compensation increase(d)	3.00%	2.75%	3.00%

(a)	The discount rate for the Officer Retirement Medical Plan is 4.25%, 4.00% and 5.25% for fiscal 2013, 2012 and 2011, respectively.
(b)	The rate of compensation increase for the fiscal 2013 and fiscal 2012 split-dollar Executive Insurance Plan is 0% and 2.25%, respectively.
(c)	The discount rate for the Officer Retirement Medical Plan is 4.00%, 5.25% and 5.50% for fiscal 2013, 2012 and 2011, respectively. The discount rate of 4.00% was the rate at the beginning of the fiscal year. A remeasurement occurred as of December 31, 2012 for the RMP and ORMP using a discount rate of 3.50% and 3.75% respectively.
(d)	The rate of compensation increase for the fiscal 2013 split-dollar Executive Insurance Plan is 2.25%.

For measurement purposes, the following table sets forth the assumed health care trend rates:

	September 28, 2013	September 29, 2012
Pre-age 65 health care cost trend rate assumed for 2013 and 2012(a)	7.50%	8.00%
Pre-age 65 rate to which the cost trend rate is assumed to decline (the ultimate trend rate)(b)	5.00%	5.00%
Pre-age 65 year that the rate reaches the ultimate trend rate	2021	2018
Post-age 65 health care cost trend rate assumed for 2013 and 2012(a)	5.00%	8.00%
Post-age 65 rate to which the cost trend rate is assumed to decline (the ultimate trend rate)(c)	4.75%	5.00%
Post-age 65 year that the rate reaches the ultimate trend rate	2020	2018

(a)	The annual rate of increase in the per capita cost of covered health care benefits.
(b)	The valuation trend assumption was projected as follows: A rate of 7.50% in 2013, 8.00% in 2014 and 2015, 7.50% in 2016, 7.00% in 2017, 6.50% in 2018, 6.00% in 2019, 5.50% in 2020 and 5.00% in 2021 and beyond. The initial trend rate reflects the Company’s recent cost experience, healthcare cost survey data, Patient Protection and Affordable Care Act fee estimates, and the Company’s expected insurance market cost increases over the next year. The ultimate rate was set to reflect general inflation plus added medical inflation. The grading period is an estimate of the length of time it will take for health care costs to become more stable as a percentage of the Gross Domestic Product.
(c)	The valuation trend assumption was projected as follows: 5.00% in 2013, 5.50% in 2014 and 2015, 5.25% in 2016 and 2017, 5.00% in 2018 and 2019, and 4.75% in 2020 and beyond. The initial trend rate reflects recent experience in the individual Medicare supplement market. The ultimate rate was set to reflect general inflation plus added medical inflation for Medicare supplemental coverage.

Assumed health care cost trend rates have a significant effect on the amounts reported for the health care plans. A one-percentage-point change in assumed health care cost trend rates for the RMP and ORMP would have the following effects as of September 28, 2013:

(dollars in thousands)
	1-Percentage-Point Increase	1-Percentage-Point Decrease
Effect on total of service and interest cost	$98	$(98)
Effect on accumulated postretirement benefit obligation	$1,131	$(1,008)

The Company’s union employees participate in a multi-employer plan that provides health care benefits for retired union employees. Amounts contributed to the multi-employer plan for these union employees totaled $5.4 million in fiscal 2013, $5.3 million in fiscal 2012 and $5.2 million in fiscal 2011. Information from the plans’ administrators is not available to permit the Company to determine its proportionate share of termination liability, if any.

Patient Protection and Affordable Care Act

During fiscal year 2010, comprehensive health care reform legislation under the Patient Protection and Affordable Care Act (HR 3590) and the Health Care Education and Affordability Reconciliation Act (HR 4872) (collectively, the “Acts”) was passed and signed into law. The Acts contain provisions that could impact the Company’s accounting for retiree medical benefits in future periods. However, the extent of that impact, if any, cannot be determined until regulations are promulgated under the Acts and additional interpretations of the Acts become available. Elements of the Acts, the impact of which are currently not determinable, include the elimination of lifetime limits on retiree medical coverage and reduction of the existing insurance coverage gap for prescription drug benefits that are actuarially equivalent to benefits available to retirees under the Medicare Prescription Drug Improvement and Modernization Act of 2003. On June 28, 2012, the U.S. Supreme Court upheld the constitutionality of the Acts; however, provisions in the Acts requiring each state to expand its Medicaid program or lose all federal Medicaid funds were struck down. The U.S. Supreme Court did not invalidate the Acts’ expansion of Medicaid for states that voluntarily participate; it only held that a state’s entire Medicaid funding cannot be withheld due to its failure to participate in the expansion. The Company will continue to assess the accounting implications of the Acts as related regulations and interpretations of the Acts become available. In addition, the Company may consider plan amendments in future periods that may have accounting implications.

13.    Contingencies

The Company is party to various litigation, claims and disputes, some of which are for substantial amounts, arising in the ordinary course of business. While the ultimate effect of such actions cannot be predicted with certainty, the Company believes the outcome of these matters will not result in a material effect on its financial condition or results of operations.

14.    Segment Reporting

Management identifies segments based on the information monitored by the Company’s chief operating decision maker to manage the business and, accordingly, has the following two reportable segments:

•

The Wholesale Distribution segment includes the results of operations from the sale of groceries and general merchandise products to both Members and Non-Members, including a broad range of branded and corporate brand products in nearly all the categories found in a typical supermarket, including dry grocery, frozen food, deli, meat, dairy, eggs, produce, bakery, ethnic, gourmet, specialty foods, natural and organic, general merchandise and health and beauty care products. Support services (other than insurance and financing), including merchandising, retail pricing, advertising, promotional planning, retail technology, equipment purchasing and real estate services, are reported in the Wholesale Distribution segment. As of September 28, 2013, the Wholesale Distribution segment represents approximately 99% of the Company’s total net sales and 84% of total assets.

Non-perishable products consist primarily of dry grocery, frozen food, deli, ethnic, gourmet, specialty foods, natural and organic, general merchandise and health and beauty care products. They also include (1) retail support services and (2) products and shipping services provided to Non-Member customers through Unified International, Inc. Perishable products consist primarily of service deli, service bakery, meat, eggs, produce, bakery, and dairy products. Net sales within the Wholesale Distribution segment include $2.4 billion, $2.6 billion and $2.7 billion, or 66%, 68% and 70% of total Wholesale Distribution segment net sales for fiscal years ended September 28, 2013, September 29, 2012 and October 1, 2011, respectively, attributable to sales of non-perishable products, and $1.2 billion, $1.2 billion and

$1.1 billion, or 34%, 32% and 30% of total Wholesale Distribution segment net sales for the fiscal years ended September 28, 2013, September 29, 2012 and October 1, 2011, respectively, attributable to sales of perishable products. Wholesale Distribution segment net sales also include revenues attributable to the Company’s retail support services, which comprise less than 1% of total Wholesale Distribution segment net sales, for each of the foregoing respective periods.

Transactions involving vendor direct arrangements are comprised principally of sales of produce in the Pacific Northwest and Northern California and sales of branded ice cream in Southern California. “Gross billings,” a financial metric that adds back gross billings through vendor direct arrangements to net sales and is used by management to assess our operating performance, was $3.722 billion, $3.776 billion and $3.832 billion for the fiscal years ended September 28, 2013, September 29, 2012 and October 1, 2011, respectively.

•

The Insurance segment includes the results of operations for the Company’s three insurance subsidiaries (Unified Grocers Insurance Services, Springfield Insurance Company and Springfield Insurance Company, Limited). These subsidiaries provide insurance and insurance-related products, including workers’ compensation and liability insurance policies, to both the Company and its customers. Unified Grocers Insurance Services is an insurance agency that places business with insurance carriers, both non-affiliated and Springfield Insurance Company. Springfield Insurance Company, Limited is a captive re-insurer for Springfield Insurance Company. Unified Grocers Insurance Services is a licensed insurance agency in Alaska, Arizona, California, Idaho, New Mexico, Nevada, Oregon, Texas, Washington and Utah. Springfield Insurance Company is a licensed insurance carrier in Arizona, California, Colorado, Idaho, Montana, New Mexico, Nevada, Oregon, Texas, Washington, Wyoming and Utah. Springfield Insurance Company, Limited is a licensed insurance carrier in the Commonwealth of Bermuda. As of September 28, 2013, the Company’s Insurance segment collectively accounts for approximately 1% of the Company’s total net sales and 13% of total assets.

The All Other category includes the results of operations for the Company’s other support businesses, including its wholly-owned finance subsidiary, whose services are provided to a common customer base, none of which individually meets the quantitative thresholds of a reportable segment. As of September 28, 2013, the All Other category collectively accounts for less than 1% of the Company’s total net sales and 3% of total assets.

Information about the Company’s operating segments is as follows:

(dollars in thousands)
	Fiscal Years Ended
	September 28, 2013	September 29, 2012	October 1, 2011
Net sales
Wholesale distribution:
Gross billings	$3,722,387	$3,776,173	$3,832,477
Less: Gross billings through vendor direct arrangements	(51,142)	(35,075)	(48,546)

Net sales	3,671,245	3,741,098	3,783,931
Insurance	30,665	30,404	27,280
All other	1,356	1,280	1,034
Intersegment elimination	(11,702)	(11,585)	(13,016)

Total net sales	$3,691,564	$3,761,197	$3,799,229

Operating income (loss)
Wholesale distribution	$11,761	$21,318	$32,587
Insurance	(7,732)	3,465	4,791
All other	445	336	55

Total operating income	4,474	25,119	37,433

Interest expense	(12,803)	(12,572)	(12,342)
Loss on early extinguishment of debt	(9,788)	—	—
Patronage dividends	(9,609)	(10,787)	(12,431)
Income taxes	10,082	193	(5,273)

Net earnings	$(17,644)	$1,953	$7,387

Depreciation and amortization
Wholesale distribution	$25,130	$25,648	$22,847
Insurance	386	375	332
All other	56	56	60

Total depreciation and amortization	$25,572	$26,079	$23,239

Capital expenditures
Wholesale distribution	$10,194	$8,182	$8,865
Insurance	224	4,617	75
All other	—	—	—

Total capital expenditures	$10,418	$12,799	$8,940

Identifiable assets at respective year end date
Wholesale distribution	$766,322	$780,446	$791,554
Insurance	117,087	115,933	106,272
All other	29,973	24,596	25,852

Total identifiable assets at respective fiscal year end date	$913,382	$920,975	$923,678

The net sales presented within the Company’s Wholesale Distribution segment in the above table for fiscal 2012 and 2011 have been adjusted to conform to ASC 605-45-45 as described in Note 1, “Basis of Presentation and Summary of Significant Accounting Policies”. As a result of such adjustment, Wholesale Distribution segment net sales and total net sales were each reduced by $35.1 million and $48.6 million for fiscal 2012 and 2011, respectively. This adjustment did not have an impact on any other items presented in the preceding table.

15.    Concentration of Credit Risk

Financial instruments which potentially expose the Company to concentrations of credit risk consist primarily of trade receivables, notes receivable, and lease guarantees for certain Members. These concentrations of credit risk may be affected by changes in economic or other conditions affecting the western United States, particularly Arizona, California, Nevada, Oregon and Washington. However, management believes that receivables are well diversified, and the allowances for doubtful accounts are sufficient to absorb estimated losses. However, if the actual uncollected amounts of accounts and notes receivable significantly exceed the estimated allowances, the Company’s operating results would be significantly adversely affected. Obligations of Members to the Company, including lease guarantees, are generally supported by the Company’s right of offset, upon default, against the Members’ cash deposits and shareholdings, as well as personal guarantees and reimbursement and indemnification agreements.

The Company’s largest customer, Smart & Final, Inc., accounted for 14%, 13% and 13% of total net sales for the fiscal years ended September 28, 2013, September 29, 2012 and October 1, 2011, respectively. The Company’s ten largest customers (including Smart & Final, Inc.) combined accounted for 47%, 46% and 45% of total net sales for the fiscal years ended September 28, 2013, September 29, 2012 and October 1, 2011, respectively.

The Company’s ten customers with the largest accounts receivable balances accounted for approximately 39% of total accounts receivable at both September 28, 2013 and September 29, 2012.

16.    Fair Value of Financial Instruments

The following methods and assumptions were used to estimate the fair value of each class of financial instruments for which it is practicable to estimate that value:

Cash and cash equivalents.    The carrying amount approximates fair value due to the short maturity of these instruments.

Accounts receivable and notes receivable.    The carrying amount of accounts receivable approximates its fair value due to its short-term maturity. The carrying amount of notes receivable approximates its fair value based principally on the underlying interest rates and terms, maturities, collateral and credit status of the receivables and after consideration of recorded allowances.

As of September 28, 2013, there were indicators of impairment related to certain receivables. The receivables were measured at fair value of assets available to repay the receivables, which approximates carrying value, on a non-recurring basis. The fair value was derived with fair value models utilizing unobservable inputs that fall within Level 3 of the fair value hierarchy. The Company believes that it is more likely than not that it will be able to recover the full amount of the receivables.

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

The following table represents the Company’s financial instruments recorded at fair value and the hierarchy of those assets as of September 28, 2013:

(dollars in thousands)
	Level 1	Level 2	Level 3	Total
Money market funds	$1,646	$—	$—	$1,646
Common equity securities	10,524	—	—	10,524
Mutual funds	15,471	—	—	15,471
Corporate securities	—	32,558	—	32,558
Government securities	—	35,553	—	35,553
Municipal securities	—	254	—	254

Total	$27,641	$68,365	$—	$96,006

The following table represents the Company’s financial instruments recorded at fair value and the hierarchy of those assets as of September 29, 2012:

(dollars in thousands)
	Level 1	Level 2	Level 3	Total
Money market funds	$2,162	$—	$—	$2,162
Common equity securities	9,148	—	—	9,148
Mutual funds	13,908	—	—	13,908
Corporate securities	—	26,371	—	26,371
Government securities	9,617	30,347	—	39,964
Municipal securities	—	258	—	258

Total	$34,835	$56,976	$—	$91,811

Money market funds are valued based on quoted prices in active markets (Level 1 inputs) and are included in cash and cash equivalents in the Company’s consolidated balance sheets. Common equity securities and mutual funds are valued by the Company based on information received from a third party. These assets are valued based on quoted prices in active markets (Level 1 inputs). At September 28, 2013 and September 29, 2012, respectively, $10.5 million and $9.1 million of common equity securities are included in investments and $15.5 million and $13.9 million of mutual funds are included in other assets in the Company’s consolidated balance sheets. Corporate securities, consisting of high quality investment grade corporate bonds and exchange traded funds, and government and municipal securities, consisting of obligations of U.S. government corporations and agencies, U.S. government treasury securities and U.S. state and municipal bonds, are held by two of the Company’s insurance subsidiaries to fund loss reserves. These assets are valued by the Company based on information received from a third party pricing service. For assets traded in active markets, the assets are valued at quoted bond market prices (Level 1 inputs). For assets traded in inactive markets, the service’s pricing methodology uses observable inputs (such as bid/ask quotes) for identical or similar assets. Assets considered to be similar will have similar characteristics, such as: duration, volatility, prepayment speed, interest rates, yield curves, and/or risk profile and other market corroborated inputs (Level 2 inputs). The Company determines the classification of financial asset groups within the fair value hierarchy based on the lowest level of input into each group’s asset valuation. The financial instruments included in the preceding tables, other than money market funds, common equity securities and mutual funds discussed above, are included in investments in the Company’s consolidated balance sheets at September 28, 2013 and September 29, 2012.

The Company did not have any significant transfers into and out of Levels 1 and 2 during fiscal 2013 and 2012.

Notes payable.    The fair values of borrowings under the Company’s revolving credit facilities are estimated to approximate their carrying amounts due to the short maturities of those obligations. The fair values for other notes payable are based primarily on rates currently available to the Company for debt with similar terms and remaining maturities.

The fair value of notes payable, excluding capital leases, was $236.2 million and $203.2 million compared to their carrying value of $242.8 million and $200.3 million at September 28, 2013 and September 29, 2012, respectively.

The methods and assumptions used to estimate the fair values of the Company’s financial instruments at September 28, 2013 and September 29, 2012 were based on estimates of market conditions, estimates using present value and risks existing at that time (Level 3 inputs). These values represent an approximation of possible value and may never actually be realized.

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

Loans to Members

Unified provides loan financing to its Members. The Company had the following loans outstanding at September 28, 2013 to a Member affiliated with a director of the Company:

(dollars in thousands)
Director	Interest Rate	Aggregate Loan Balance	Maturity Date
Michael S. Trask	4.25%	$265	2018

Lease Guarantees and Subleases

The Company provides lease guarantees and subleases to its Members. The Company has executed lease guarantees or subleases to Members affiliated with directors of the Company at September 28, 2013 as follows:

(dollars in thousands)
Director	No. of Stores	Total Current Annual Rent	Total Guaranteed Rent	Expiration Date(s)
John Berberian	2	$310	$1,172	2017-2018
Mimi Song	2	670	5,605	2020-2023
Louis Amen	1	159	584	2017

Supply Agreements

During the course of its business, the Company enters into individually negotiated supply agreements with its Members. These agreements typically require the Member to purchase certain agreed amounts of its merchandise requirements from the Company and obligate the Company to supply such merchandise under agreed terms and conditions relating to such matters as pricing and delivery. The Company has executed supply agreements with Members affiliated with directors of the Company at September 28, 2013 as follows:

Director	Expiration Date
Oscar Gonzalez	2015
Jay T. McCormack	2015
Mimi Song	2016
Michael S. Trask	*2018

*	The supply agreement with Michael S. Trask will expire in the later of April 2018 or one year following payment in full of all loan obligations.

Loan to Executive Officer

In December 2000, to facilitate a senior executive’s relocation to Southern California, the Company loaned to this executive, pursuant to a note, $0.1 million with interest of 7.0% per annum payable quarterly and principal due at the option of the holder. During fiscal year 2011, the interest rate was modified prospectively to 3.0%.

18.    Subsequent Events

On December 11, 2013, the Board authorized the repurchase on or before January 3, 2014 of 1,400 Class A Shares with an approximate redemption value of $0.4 million, 6,509 Class B Shares with an approximate redemption value of $2.0 million and 36,478 Class E Shares with an approximate redemption value of $3.6 million.

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

Under the supervision and with the participation from management, including our CEO and CFO, we conducted an evaluation of the effectiveness of our internal control over financial reporting based on the framework and criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”). Based on this evaluation, our management concluded that our internal control over financial reporting was effective as of September 28, 2013 based on those criteria.

Changes in internal controls over financial reporting.    Our management, with the participation of our CEO and CFO, has evaluated any changes in our internal control over financial reporting that occurred during the fourth quarter of our fiscal year ended September 28, 2013. Based on that evaluation, our management concluded that no change in our internal control over financial reporting (as defined in Rule 13a—15(f) under the Securities

Exchange Act of 1934) occurred during the fourth quarter of our fiscal year ended September 28, 2013 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

Item 9B.     OTHER INFORMATION

On September 19, 2013, our wholly-owned finance subsidiary, GCC, entered into Amendment Number One to Loan and Security Agreement, dated as of September 24, 2010 (the “GCC Loan Amendment”), by and among GCC, the lenders party thereto, and California Bank & Trust, as Arranger and Administrative Agent. The GCC Loan Amendment extended the maturity date of the Loan and Security Agreement from September 24, 2013 to March 24, 2014, and eliminated the option to convert revolver advances into term loans.

The GCC Loan Amendment, except as expressly stated, does not modify the Loan and Security Agreement, which remains unmodified and in full force and effect.

A copy of the GCC Loan Amendment is attached hereto as Exhibit 10.22.1 and is incorporated herein by this reference. The foregoing description of the GCC Loan Amendment does not purport to be complete and is qualified in its entirety by reference to the exhibit.

Part III

Item 10.    DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

Information regarding the directors of Unified is incorporated from the information under the captions “Election of Directors,” “Board Meetings and Committees,” “Section 16(a) Beneficial Ownership Reporting Compliance” and “Code of Financial Ethics” in the Company’s proxy statement for its 2014 annual meeting of shareholders to be filed within 120 days after the end of the most recent fiscal year.

We have adopted a code of ethics that applies to our principal executive officer, principal financial officer and principal accounting officer. The code of ethics has been posted to our Internet website at http://www.unifiedgrocers.com. We intend to satisfy disclosure requirements regarding the posting on our website of any amendments to, or waivers from, any provision of our code of ethics.

The following table sets forth certain information about our executive officers as of the filing date:

Officer’s Name	Age	Business Experience During Last Five Years
Robert M. Ling, Jr.	56	President and Chief Executive Officer since May 2013; President and General Counsel September 2012 to May 2013; President, General Counsel and Secretary June 2011 to September 2012; Executive Vice President, General Counsel and Secretary November 1999 to June 2011.

Richard J. Martin	68	Executive Vice President, Finance & Administration and Chief Financial Officer since November 1999.

Leon G. Bergmann	46	Senior Vice President, Sales since December 2012; President, Independent Business division, Supervalu, Inc., a wholesale distributor to independent retail customers, August 2011 to October 2012; Group Vice President, Independent Sales, Marketing and Merchandising, Supervalu, Inc. January 2011 to July 2011; Senior Vice President, Sales and Customer Service, C&S Wholesale Grocers, Inc., a wholesale grocery supply company, July 2008 to January 2011.

Joseph L. Falvey	53	Senior Vice President and President, Market Centre, a subsidiary of Unified since May 2012; Senior Vice President, Sales August 2007 to May 2012.

Susan M. Klug	54	Senior Vice President, Marketing and Chief Marketing Officer since December 2012; President, Southern California division, Albertsons, a food and drug retailer, a division of Supervalu, Inc. October 2007 to April 2012.

Daniel J. Murphy	67	Senior Vice President, Fresh Programs and Manufacturing since December 2012; Senior Vice President, Retail Support Services and Perishables July 2001 to December 2012.

Christine Neal	60	Senior Vice President, Finance and Treasurer since January 2009; Vice President and Treasurer March 2003 to January 2009.

Randall G. Scoville	53	Senior Vice President, Accounting and Chief Accounting Officer since January 2011; Vice President, Accounting and Chief Accounting Officer October 2005 to December 2010.

Rodney L. Van Bebber	58	Senior Vice President, Distribution since January 2000.

Under the securities laws of the United States, our directors, executive officers and any persons holding more than 10 percent of our common stock are required to report their ownership of common stock and any changes in that ownership, to the SEC within two business days of a reportable event. Based on our review of such reports and written representations furnished to us, all such required reports were filed on a timely basis in 2013.

Item 11.    EXECUTIVE COMPENSATION

Incorporated by reference from the information under the captions “Compensation Discussion and Analysis,” “Compensation Committee Interlocks and Insider Participation,” “Report of Compensation Committee on Executive Compensation,” “Executive Officer Compensation” and “Director Compensation” in our proxy statement for the 2014 annual meeting of shareholders to be filed within 120 days after the end of the most recent fiscal year.

Item 12.    SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

Incorporated by reference from the information under the caption “Security Ownership of Directors and Officers” in our proxy statement for the 2014 annual meeting of shareholders to be filed within 120 days after the end of the most recent fiscal year.

Item 13.    CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

Entities with which our directors are affiliated, as Members of Unified, purchase groceries and related products and services from us in the ordinary course of business pursuant to published terms or according to the provisions of individually negotiated supply agreements. As Members, firms with which directors are affiliated may receive various benefits including patronage dividends, allowances and retail support services. We make a variety of benefits available to Members on a negotiated basis. We have provided to our Members loan financing in the form of direct loans and loan guarantees; provided lease guarantees and subleases; as well as invested directly in Members who are sometimes affiliated with our directors. In addition, we may also enter into other agreements with Members which are affiliated with our directors, as well as agreements with our executive officers. See Note 17 of Notes to Consolidated Financial Statements in Part II, Item 8, “Financial Statements and Supplementary Data,” which is incorporated herein by this reference, for a description of related party transactions. Additional information is incorporated by reference from the information under the captions “Compensation Committee Interlocks and Insider Participation,” “Transactions with Management and Other Persons,” “Audit Committee” and “Independence” in our proxy statement for the 2014 annual meeting of shareholders to be filed within 120 days after the end of the most recent fiscal year.

Item 14.    PRINCIPAL ACCOUNTANT FEES AND SERVICES

Incorporated by reference from the information under the caption “Independent Registered Public Accounting Firm” in our proxy statement for the 2014 annual meeting of shareholders to be filed within 120 days after the end of the most recent fiscal year.

Part IV

Item 15.    EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

(a) (1) and (2) Financial Statements and Financial Statement Schedule

Our consolidated financial statements, the notes thereto, and the related report thereon of the independent registered public accounting firm are filed under Part II, Item 8 of this report. The financial statement schedule is filed herein and the related report thereon of the independent registered public accounting firm is filed under Part II, Item 8 of this report.

(a) (1) Consolidated Financial Statements:

•	Report of Independent Registered Public Accounting Firm.

•	Consolidated Balance Sheets as of September 28, 2013 and September 29, 2012.

•	Consolidated Statements of (Loss) Earnings for the fiscal years ended September 28, 2013, September 29, 2012 and October 1, 2011.

•	Consolidated Statements of Comprehensive Earnings (Loss) for the fiscal years ended September 28, 2013, September 29, 2012 and October 1, 2011.

•	Consolidated Statements of Shareholders’ Equity for the fiscal years ended September 28, 2013, September 29, 2012 and October 1, 2011.

•	Consolidated Statements of Cash Flows for the fiscal years ended September 28, 2013, September 29, 2012 and October 1, 2011.

•	Notes to Consolidated Financial Statements.

     (2) Financial Statement Schedule:

•	Schedule II—Valuation and Qualifying Accounts for the fiscal years ended September 28, 2013, September 29, 2012 and October 1, 2011.

All other financial statement schedules for which provision is made in the applicable accounting regulations of the SEC are not required under the instructions to Part II, Item 8 or are inapplicable and therefore have been omitted.

      (3) Exhibits:

See Item 15 (b) below.

(b)	Exhibits

The following documents are filed as part of this Annual Report on Form 10-K:

Exhibit No.	Description
3.1	Amended and Restated Articles of Incorporation of Unified Grocers, Inc., as amended (incorporated by reference to Exhibit 3.1 to the Company’s Quarterly Report on Form 10-Q for the fiscal quarter ended March 29, 2008, filed on May 13, 2008).

3.2	Bylaws of Unified Grocers, Inc., as amended (incorporated by reference to Exhibit 3.2 to the Company’s Annual Report on Form 10-K for the fiscal year ended October 1, 2011, filed on December 9, 2011).

4.1	Retail Grocer Application and Agreement for Continuing Service Affiliation with Unified Grocers, Inc. and Pledge Agreement (incorporated by reference to Exhibit 4.7 to Amendment No. 2 to Form S-1 Registration Statement of the Company filed on December 31, 1981, File No. 2-70069).

4.2	Retail Grocer Application and Agreement for Service Affiliation with and the Purchase of Shares of Unified Grocers, Inc. and Pledge Agreement (incorporated by reference to Exhibit 4.2 to Post-Effective Amendment No. 7 to Form S-2 Registration Statement of the Company filed on December 13, 1989, File No. 33-19284).

4.3	Copy of Application and Agreement for Service Affiliation as a Member-Patron/Affiliate with Unified Grocers, Inc. and Pledge and Security Agreement (incorporated by reference to Exhibit 4.1 to the Company’s Quarterly Report on Form 10-Q for the fiscal quarter ended April 1, 2000).

4.4	Subordination Agreement (Member-Patron-1988) (incorporated by reference to Exhibit 4.4 to Post-Effective Amendment No. 4 to Form S-2 Registration Statement of the Company filed on July 15, 1988, File No. 33-19284).

4.5	Subordination Agreement (New Member-Patron-1988) (incorporated by reference to Exhibit 4.6 to Post-Effective Amendment No. 4 to Form S-2 Registration Statement of the Company filed on July 15, 1988, File No. 33-19284).

4.6	Copy of Member Patron/Affiliate Subordination Agreement (Subordination of Required Deposit) (incorporated by reference to Exhibit 4.10 to the Company’s Annual Report on Form 10-K for the fiscal year ended September 29, 2001 filed on December 27, 2001).

Exhibit No.	Description
4.7	Form of Pledge and Security Agreement (effective July, 2008) (incorporated by reference to Exhibit 4.41.1 to the Company’s Quarterly Report on Form 10-Q for the fiscal quarter ended on June 28, 2008, filed on August 12, 2008).

4.8	Form of Member Subordination (effective July, 2008) (incorporated by reference to Exhibit 4.42.1 to the Company’s Quarterly Report on Form 10-Q for the fiscal quarter ended on June 28, 2008, filed on August 12, 2008).

4.9	Form of Continuing Guaranty (effective July, 2008) (incorporated by reference to Exhibit 4.43.1 to the Company’s Quarterly Report on Form 10-Q for the fiscal quarter ended on June 28, 2008, filed on August 12, 2008).

4.90	Form of Class A Share Certificate (incorporated by reference to Exhibit 4.12 to the Company’s Annual Report on Form 10-K for the fiscal year ended September 30, 2000, filed on December 26, 2000).

4.91	Form of Class B Share Certificate (incorporated by reference to Exhibit 4.13 to the Company’s Annual Report on Form 10-K for the fiscal year ended September 30, 2000, filed on December 26, 2000).

4.92	Agreement respecting directors’ shares (incorporated by reference to Exhibit 4.9 to Amendment No. 2 to Form S-1 Registration Statement of the Company filed on December 31, 1981, File No. 2-70069).

4.93	Form of Class E Share Certificate (incorporated by reference to Exhibit 4.37 to the Company’s Registration Statement on Form S-1, filed on January 31, 2006, File No. 333-131414).

10.1**	Form of Indemnification Agreement between Unified Grocers, Inc. and each Director and Officer (incorporated by reference to Exhibit 10.20.1 to the Company’s Quarterly Report on Form 10-Q for the fiscal quarter ended June 30, 2007 filed on August 14, 2007).

10.2**	Form of Employment Agreement between Unified Grocers, Inc. and Alfred A. Plamann (incorporated by reference to Exhibit 10.19 to Form S-4 Registration Statement of the Company filed on August 26, 1999, File No. 333-85917).

10.2.1**	Amendment to Employment Agreement dated as of August 1999, between Unified Grocers, Inc. and Alfred A. Plamann (incorporated by reference to Exhibit 10.27 to Form S-4 Registration Statement of the Company filed on August 26, 1999, File No. 333-85917).

10.2.2**	Second Amendment to Employment Agreement dated as of April 2001, between Unified Grocers, Inc. and Alfred A. Plamann (incorporated by reference to Exhibit 10.51 to the Company’s Quarter Report on Form 10-Q for the fiscal quarter ended June 30, 2001, filed on August 14, 2001).

10.2.3**	Third Amendment to Employment Agreement dated as of August 2003, between Unified Grocers, Inc. and Alfred A. Plamann (incorporated by reference to Exhibit 10.19.1 to the Company’s Annual Report on Form 10-K for the fiscal year ended September 27, 2003, filed on December 16, 2003).

10.2.4**	Fourth Amendment to Employment Agreement dated as of December 30, 2010, between Unified Grocers, Inc. and Alfred A. Plamann (incorporated by reference to Exhibit 10.6 to Post-Effective Amendment No. 2 to Form S-1 Registration Statement of the Company filed on January 12, 2011, File No. 333-156519).

10.2.5**	Fifth Amendment to Employment Agreement dated as of May 15, 2012, between Unified Grocers, Inc. and Alfred A. Plamann (incorporated by reference to Exhibit 10.6 to the Company’s Quarterly Report on Form 10-Q for the fiscal quarter ended March 31, 2012, filed on May 15, 2012).

10.2.6**	Form of Separation Agreement and General Release dated as of June 7, 2013, between Unified Grocers, Inc. and Alfred A. Plamann (incorporated by reference to Exhibit 99.1 to the Company’s Current Report on Form 8-K, filed on June 7, 2013).

10.2.7**	Form of Consulting Agreement dated as of June 7, 2013, between Unified Grocers, Inc. and Alfred A. Plamann (incorporated by reference to Exhibit 99.2 to the Company’s Current Report on Form 8-K, filed on June 7, 2013).

Exhibit No.	Description
10.3**	Amended and Restated Severance Agreement for the Company President and Chief Executive Officer dated as of August 7, 2013, between Unified Grocers, Inc. and Robert M. Ling, Jr. (incorporated by reference to Exhibit 99.1 to the Company’s Quarterly Report on Form 10-Q for the fiscal quarter ended June 29, 2013, filed on August 7, 2013).

10.4**	Form of Severance Agreement for Vice Presidents, Senior Vice Presidents and Executive Vice Presidents with Less Than Three Years in an Officer Position dated as of December 30, 2010, executed by John C. Bedrosian, Dirk T. Davis, Joseph L. Falvey, Gary C. Hammett, Gary S. Herman, Robert E. Lutz, Daniel J. Murphy, Christine Neal, Joseph A. Ney, Randall G. Scoville and Rodney L. Van Bebber (incorporated by reference to Exhibit 10.73 to Post-Effective Amendment No. 2 to Form S-1 Registration Statement of the Company filed on January 12, 2011, File No. 333-156519).

10.5**	Form of Severance Agreement for Executive Vice Presidents with Three Years or More in an Officer Position dated as of August 7, 2013 (incorporated by reference to Exhibit 99.2 to the Company’s Quarterly Report on Form 10-Q for the fiscal quarter ended June 29, 2013, filed on August 7, 2013).

10.6**	Amended and Restated Unified Grocers, Inc. Deferred Compensation Plan dated as of May 1, 1999 (incorporated by reference to Exhibit 10.2 to the Company’s Annual Report on Form 10-K for the fiscal year ended August 28, 1999 filed on November 14, 1999).

10.6.1**	Amendment No. 1 to the Amended and Restated Unified Grocers, Inc. Deferred Compensation Plan, amended as of October 19, 2007 (incorporated by reference to Exhibit 10.2.1 to the Company’s Annual Report on Form 10-K for the fiscal year ended September 29, 2007, filed on December 13, 2007).

10.7**	Unified Grocers, Inc. Deferred Compensation Plan II, Master Plan, dated as of September 26, 2008, effective January 1, 2005 (incorporated by reference to Exhibit 10.30 to the Company’s Annual Report on Form 10-K for the fiscal year ended September 27, 2008, filed on December 12, 2008).

10.7.1**	Amendment No. 1 to the Unified Grocers, Inc. Deferred Compensation Plan II, effective as of January 1, 2011, amended as of September 9, 2010 (incorporated by reference to Exhibit 10.30.1 to the Company’s Annual Report on Form 10-K for the fiscal year ended October 2, 2010, filed on December 10, 2010).

10.8**	Unified Grocers, Inc. Executive Salary Protection Plan III, Master Plan Document, dated as of September 26, 2008, effective January 1, 2005 (incorporated by reference to Exhibit 10.36 to the Company’s Annual Report on Form 10-K for the fiscal year ended September 27, 2008, filed on December 12, 2008).

10.8.1**	Amendment No. 1 to Unified Grocers, Inc. Executive Salary Protection Plan III, amended as of December 31, 2012 (incorporated by reference to Exhibit 99.1 to the Company’s Current Report on Form 8-K, filed on January 7, 2013).

10.8.2**	Amendment No. 2 to the Unified Grocers, Inc. Executive Salary Protection Plan III, amended as of August 7, 2013 (incorporated by reference to Exhibit 99.3 to the Company’s Quarterly Report on Form 10-Q for the fiscal quarter ended June 29, 2013, filed on August 7, 2013).

10.9**	Comprehensive Amendment to Unified Grocers, Inc. Employees’ Excess Benefit Plan dated as of December 5, 1995 (incorporated by reference to Exhibit 10.7 to the Company’s Annual Report on Form 10-K for the fiscal year ended August 30, 1997 filed on November 28, 1997).

10.10**	Unified Grocers, Inc. Executive Insurance Plan Split dollar Agreement and Schedule of Executive Officers party thereto (incorporated by reference to Exhibit 10.6 to the Company’s Annual Report on Form 10-K for the fiscal year ended September 2, 1995 filed on December 1, 1995).

10.10.1**	Amendment No. 1 to Unified Grocers, Inc. Executive Insurance Plan, amended as of December 31, 2012 (incorporated by reference to Exhibit 99.2 to the Company’s Current Report on Form 8-K, filed on January 7, 2013).

Exhibit No.	Description
10.10.2**	Unified Grocers, Inc. Executive Insurance Plan Amended and Restated Split Dollar Agreement, dated as of May 14, 2013, effective June 1, 2013 (incorporated by reference to Exhibit 99.3 to the Company’s Current Report on Form 8-K, filed on May 14, 2013).

10.11**	Unified Grocers, Inc. Executive Medical Reimbursement Plan, dated as of January 1, 2011 (incorporated by reference to Exhibit 10.78 to the Company’s Annual Report on Form 10-K for the fiscal year ended October 1, 2011, filed on December 9, 2011).

10.12**	Unified Grocers, Inc. Officer Retiree Medical Plan Document and Summary Plan Description, effective October 1, 2011 (incorporated by reference to Exhibit 10.78 to the Company’s Annual Report on Form 10-K for the fiscal year ended October 1, 2011, filed on December 9, 2011).

10.12.1**	Amendment No. 1 to the Unified Grocers, Inc. Officer Retiree Medical Plan, amended as of December 31, 2012 (incorporated by reference to Exhibit 99.3 to the Company’s Current Report on Form 8-K, filed on January 7, 2013).

10.13**	Unified Grocers, Inc. Long-Term Incentive Plan, dated as of May 14, 2013, effective June 1, 2013 (incorporated by reference to Exhibit 99.1 to the Company’s Current Report on Form 8-K, filed on May 14, 2013).

10.14**	Amended and Restated Unified Grocers, Inc. Cash Balance Plan, generally effective January 1, 2010, as amended (incorporated by reference to Exhibit 10.75 to the Company’s Quarterly Report on Form 10-Q for the fiscal quarter ended April 2, 2011, filed on May 17, 2011).

10.14.1**	Amendment No. 1 to the Unified Grocers, Inc. Cash Balance Plan, amended as of November 29, 2011 (incorporated by reference to Exhibit 10.75.1 to the Company’s Annual Report on Form 10-K for the fiscal year ended October 1, 2011 filed on December 9, 2011).

10.14.2**	Amendment No. 2 to the Unified Grocers, Inc. Cash Balance Plan, amended as of December 31, 2012 (incorporated by reference to Exhibit 99.4 to the Company’s Current Report on Form 8-K, filed on January 7, 2013).

10.14.3**	Amendment No. 3 to the Unified Grocers, Inc. Cash Balance Plan, amended as of December 31, 2012 (incorporated by reference to Exhibit 99.5 to the Company’s Current Report on Form 8-K, filed on January 7, 2013).

10.15**	Amended and Restated Unified Grocers, Inc. Employee Savings Plan, effective January 1, 2010, except as otherwise provided (incorporated by reference to Exhibit 10.76 to the Company’s Quarterly Report on Form 10-Q for the fiscal quarter ended April 2, 2011, filed on May 17, 2011).

10.15.1**	Amendment No. 1 to the Unified Grocers, Inc. Employees Savings Plan, amended as of March 17, 2011 (incorporated by reference to Exhibit 10.76.1 to the Company’s Quarterly Report on Form 10-Q for the fiscal quarter ended April 2, 2011, filed on May 17, 2011).

10.15.2**	Amendment No. 2 to the Unified Grocers, Inc. Employees Savings Plan, amended as of May 7, 2011 (incorporated by reference to Exhibit 10.3 to the Company’s Quarterly Report on Form 10-Q for the fiscal quarter ended June 30, 2012, filed on August 14, 2012).

10.16**	Amended and Restated Unified Grocers, Inc. Sheltered Savings Plan, effective January 1, 2010, except as otherwise provided (incorporated by reference to Exhibit 10.77 to the Company’s Quarterly Report on Form 10-Q for the fiscal quarter ended April 2, 2011, filed on May 17, 2011).

10.16.1**	Amendment No. 1 to the Unified Grocers, Inc. Sheltered Savings Plan, amended as of March 17, 2011 (incorporated by reference to Exhibit 10.77.1 to the Company’s Quarterly Report on Form 10-Q for the fiscal quarter ended April 2, 2011, filed on May 17, 2011).

10.17**	Unified Grocers, Inc. Supplemental Executive Retirement Plan, dated as of May 14, 2013, effective June 1, 2013 (incorporated by reference to Exhibit 99.2 to the Company’s Current Report on Form 8-K, filed on May 14, 2013).

10.18	Promissory Note dated December 6, 2000, due on demand in favor of Grocers Capital Company by Daniel J. Murphy and Debra A. Murphy (incorporated by reference to Exhibit 10.46 to the Company’s Annual Report on Form 10-K for the fiscal year ended September 27, 2003, filed on December 16, 2003).

Exhibit No.	Description
10.19	Amended and Restated Note Purchase Agreement, effective January 6, 2006, by and among Unified Grocers, Inc. and the Noteholders listed on the signature pages thereto (incorporated by reference to Exhibit 4.1 to the Company’s Current Report on Form 8-K, filed on January 11, 2006).

10.19.1	Amendment to Note Purchase Agreement and Consent, dated as of December 19, 2006, by and among Unified Grocers, Inc., John Hancock Life Insurance Company as collateral agent for the Noteholders and the Noteholders under the Amended and Restated Note Purchase Agreement listed on the signature pages thereto (incorporated by reference to Exhibit 4.40 to the Company’s Quarterly Report on Form 10-Q for the fiscal quarter ended December 30, 2006 filed on February 13, 2007).

10.19.2	Second Amendment to Note Purchase Agreement, dated as of November 7, 2008, by and among Unified Grocers, Inc. and the Noteholders listed on the signature page thereto (incorporated by reference to Exhibit 10.7.2 to the Company’s Annual Report on Form 10-K for the fiscal year ended September 27, 2008, filed on December 12, 2008).

10.19.3	Third Amendment to Note Purchase Agreement, dated as of November 3, 2009, by and among Unified Grocers, Inc. and the Noteholders listed on the signature page thereto (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K, filed on November 9, 2009).

10.19.4	Fourth Amendment to Note Purchase Agreement, dated as of June 29, 2012, by and among Unified Grocers, Inc. and the Noteholders listed on the signature page thereto (incorporated by reference to Exhibit 10.2 to the Company’s Quarterly Report on Form 10-Q for the fiscal quarter ended June 30, 2012, filed on August 14, 2012).

10.19.5	Fifth Amendment to Note Purchase Agreement, dated as of December 26, 2012, by and among Unified Grocers, Inc. and the Noteholders listed on the signature page thereto (incorporated by reference to Exhibit 99.1 to the Company’s Current Report on Form 8-K, filed on December 31, 2012).

10.19.6	Sixth Amendment to Note Purchase Agreement, dated as of March 27, 2013, by and among Unified Grocers, Inc. and the Noteholders listed on the signature page thereto (incorporated by reference to Exhibit 99.1 to the Company’s Current Report on Form 8-K, filed on March 29, 2013).

10.19.7	Seventh Amendment to Amended and Restated Note Purchase Agreement, dated as of June 28, 2013, by and among Unified Grocers, Inc., the Noteholders listed on the signature page thereto and John Hancock Life Insurance Company (U.S.A.), as collateral agent (incorporated by reference to Exhibit 99.5 to the Company’s Current Report on Form 8-K, filed on July 3, 2013).

10.20	Amended and Restated Credit Agreement, dated as of June 28, 2013, by and among Unified Grocers, Inc., the lenders party thereto, and Wells Fargo Bank, National Association, as Administrative Agent (incorporated by reference to Exhibit 99.1 to the Company’s Current Report on Form 8-K, filed on July 3, 2013).

10.20.1	Consent and Agreement, dated as of October 09, 2013, by and among Unified Grocers, Inc., the lenders party thereto, and Wells Fargo Bank, National Association, as administrative agent (incorporated by reference to Exhibit 99.1 to the Company’s Current Report on Form 8-K, filed on October 15, 2013).

10.21	Amended and Restated Subsidiary Guaranty, dated as of June 28, 2013, by and among Crown Grocers, Inc., Market Centre and Unified International, Inc. in favor of Wells Fargo Bank, National Association, as agent for and representative of the Lenders described therein and other Beneficiaries described therein (incorporated by reference to Exhibit 99.2 to the Company’s Current Report on Form 8-K, filed on July 3, 2013).

10.21.1	Amended and Restated Security Agreement, dated as of June 28, 2013, by and among Unified Grocers, Inc., Crown Grocers, Inc., Market Centre, Unified International, Inc. and Wells Fargo Bank, National Association, as Secured Party described therein (incorporated by reference to Exhibit 99.3 to the Company’s Current Report on Form 8-K, filed on July 3, 2013).

Exhibit No.	Description
10.22	Loan and Security Agreement, dated as of September 24, 2010, by and among Grocers Capital Company, the lenders signatory thereto, and California Bank & Trust, as Arranger and Administrative Agent (incorporated by reference to Exhibit 99.4 to the Company’s Current Report on Form 8-K, filed on October 13, 2010).

10.22.1*	Amendment Number One to Loan and Security Agreement, dated as of September 19, 2013, by and among Grocers Capital Company, the lenders signatory thereto, and California Bank & Trust, as Arranger and Administrative Agent.

10.23	Commercial Lease-Net dated December 6, 1994 between TriNet Essential Facilities XII and Unified Grocers, Inc. (incorporated by reference to Exhibit 10.17 to the Company’s Annual Report on Form 10-K for the fiscal year ended September 2, 1995 filed on December 1, 1995).

10.23.1	First Amendment to Lease, dated January 4, 2005, between iStart HQ, L.P. (successor-in-interest landlord) and Unified Grocers, Inc. (incorporated by reference to Exhibit 10.1 to the Company’s Quarterly report on Form 10-Q for the fiscal quarter ended March 31, 2012, filed on May 15, 2012).

10.24	First Amendment to Industrial Real Estate Lease Agreement by and between 3301 South Norfolk, LLC., as Landlord, and Unified Grocers, Inc., as assigned by Associated Grocers, Inc., as Tenant, under Industrial Real Estate Lease Agreement dated April 19, 2007 (incorporated by reference to Exhibit 10.68 to the Company’s Quarterly Report on Form 10-Q for the fiscal quarter ended April 3, 2010, filed on May 14, 2010).

10.24.1	Second Amendment to Industrial Real Estate Lease Agreement by and between 3301 South Norfolk, LLC., as Landlord, and Unified Grocers, Inc., formerly Unified Western Grocers, Inc., as assigned by Associated Grocers, Inc., as Tenant, under Industrial Real Estate Lease Agreement dated April 19, 2007 (incorporated by reference to Exhibit 10.68.1 to the Company’s Quarterly Report on Form 10-Q for the fiscal quarter ended January 1, 2011, filed on February 15, 2011).

10.24.2	Third Amendment to Industrial Real Estate Lease, dated September 14, 2011, between 3301 South Norfolk, LLC. and Unified Grocers, Inc. (incorporated by reference to Exhibit 10.2 to the Company’s Quarterly report on Form 10-Q for the fiscal quarter ended March 31, 2012, filed on May 15, 2012).

10.24.3	Fourth Amendment to Industrial Real Estate Lease, dated February 8, 2012, between 3301 South Norfolk, LLC. and Unified Grocers, Inc. (incorporated by reference to Exhibit 10.3 to the Company’s Quarterly report on Form 10-Q for the fiscal quarter ended March 31, 2012, filed on May 15, 2012).

10.25	Commercial Lease-Net, dated March 1, 2005, between Atlantic and Sheila, L.P. and Unified Grocers, Inc. (incorporated by reference to Exhibit 10.4 to the Company’s Quarterly report on Form 10-Q for the fiscal quarter ended March 31, 2012, filed on May 15, 2012).

10.25.1	Addendum to Commercial Lease-Net, dated March 1, 2005, between Atlantic and Sheila, L.P. and Unified Grocers, Inc. (incorporated by reference to Exhibit 10.4.1 to the Company’s Quarterly report on Form 10-Q for the fiscal quarter ended March 31, 2012, filed on May 15, 2012).

10.26	Form of Deed of Trust with Assignment of Rents and Fixture Filing, made as of June 28, 2013 by Unified Grocers, Inc., as trustor, in favor of Wells Fargo Bank, National Association, as Administrative Agent for itself and the other Lenders (defined therein), as beneficiary (incorporated by reference to Exhibit 99.4 to the Company’s Current Report on Form 8-K, filed on July 3, 2013).

14	Code of Financial Ethics (incorporated by reference to Exhibit 14.1 to the Company’s Annual Report on Form 10-K for the fiscal year ended October 1, 2005, filed on December 21, 2005, File No. 000-10815).

21*	Subsidiaries of the Company.

23.1*	Consent of Independent Registered Public Accounting Firm.

31.1*	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2*	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

Exhibit No.	Description

32.1*	Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2*	Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS*	XBRL Instance Document.

101.SCH*	XBRL Taxonomy Extension Schema Document.

101.CAL*	XBRL Taxonomy Extension Calculation Linkbase Document.

101.DEF*	XBRL Taxonomy Extension Definition Linkbase Document.

101.LAB*	XBRL Taxonomy Extension Label Linkbase Document.

101.PRE*	XBRL Taxonomy Extension Presentation Linkbase Document.

*	Filed herein.
**	Management contract or compensatory plan or arrangement.

(c) Financial Statement Schedule:

Schedule II—Valuation and Qualifying Accounts for the fiscal years ended September 28, 2013, September 29, 2012 and October 1, 2011.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

UNIFIED GROCERS, INC.

By	/S/ RICHARD J. MARTIN
Richard J. Martin
Executive Vice President, Finance & Administration and Chief Financial Officer (Duly Authorized Officer and Principal Financial and Accounting Officer)

Dated:    December 13, 2013

POWER OF ATTORNEY

KNOW ALL PERSONS BY THESE PRESENTS, that each director whose signature appears below hereby constitutes and appoints each of Robert M. Ling, Jr., President and Chief Executive Officer and Richard J. Martin, Executive Vice President, Finance & Administration and Chief Financial Officer, his or her true and lawful attorney-in-fact and agent, with full power of substitution, to sign and execute on behalf of the undersigned any and all amendments to this report, and to perform any acts necessary in order to file the same, with all exhibits thereto and other documents in connection therewith with the Securities and Exchange Commission, granting unto said attorney-in-fact and agent full power and authority to do and perform each and every act and thing requested and necessary to be done in connection therewith, as fully to all intents and purposes as he might or could do in person, hereby ratifying and confirming all that said attorney-in-fact and agent, or their or his or her substitutes, shall do or cause to be done by virtue hereof.

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ ROBERT M. LING, JR. Robert M. Ling, Jr.	President and Chief Executive Officer (Principal Executive Officer)	December 13, 2013

/s/ RICHARD J. MARTIN Richard J. Martin	Executive Vice President, Finance & Administration and Chief Financial Officer (Principal Financial and Accounting Officer)	December 13, 2013

/s/ RANDALL G. SCOVILLE Randall G. Scoville	Senior Vice President, Accounting and Chief Accounting Officer	December 13, 2013

/s/ LOUIS A. AMEN Louis A. Amen	Director	December 13, 2013

Signature	Title	Date

/s/ JOHN BERBERIAN John Berberian	Director	December 13, 2013

/s/ OSCAR GONZALEZ Oscar Gonzalez	Director	December 13, 2013

/s/ RICHARD E. GOODSPEED Richard E. Goodspeed	Director	December 13, 2013

/s/ PAUL KAPIOSKI Paul Kapioski	Director	December 13, 2013

/s/ DARIOUSH KHALEDI Darioush Khaledi	Director	December 13, 2013

/s/ MARK KIDD Mark Kidd	Director	December 13, 2013

/s/ JOHN D. LANG John D. Lang	Director	December 13, 2013

/s/ JAY T. MCCORMACK Jay T. McCormack	Director	December 13, 2013

/s/ JOHN NAJJAR John Najjar	Director	December 13, 2013

/s/ THOMAS S. SAYLES Thomas S. Sayles	Director	December 13, 2013

/s/ MIMI R. SONG Mimi R. Song	Director	December 13, 2013

/s/ ROBERT E. STILES Robert E. Stiles	Director	December 13, 2013

/s/ MICHAEL S. TRASK Michael S. Trask	Director	December 13, 2013

/s/ KENNETH R. TUCKER Kenneth Ray Tucker	Director	December 13, 2013

/s/ RICHARD L. WRIGHT Richard L. Wright	Director	December 13, 2013

Schedule II

Valuation and Qualifying Accounts

For the Fiscal Years Ended September 28, 2013, September 29, 2012 and October 1, 2011

(dollars in thousands)
	Balance at Beginning of Period	Additions (Reductions) Charged (Credited) to Costs and Expense	Write-Offs(a)	Balance at end of Period
Year ended October 1, 2011:
Reserves and allowances deducted from asset accounts:
Allowance for uncollectible accounts and notes receivable	$3,222	$389	$(728)	$2,883

Year ended September 29, 2012:
Reserves and allowances deducted from asset accounts:
Allowance for uncollectible accounts and notes receivable	$2,883	$1,778	$(854)	$3,807

Year ended September 28, 2013:
Reserves and allowances deducted from asset accounts:
Allowance for uncollectible accounts and notes receivable	$3,807	$1,268	$(1,474)	$3,601

(a)	Accounts written off, net of recoveries.