Form 10-Q
period 2013-12-28
UNIFIED GROCERS, INC.
filed 2014-02-05
CIK 320431

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR	THE QUARTERLY PERIOD ENDED DECEMBER 28, 2013

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

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

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date. As of January 25, 2014, the number of shares outstanding was:

Class A: 136,150 shares; Class B: 424,328 shares; Class C: 15 shares; Class E: 214,925 shares

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS (UNAUDITED)

Unified Grocers, Inc. and Subsidiaries

Consolidated Condensed Balance Sheets – Unaudited

(dollars in thousands)

	December 28, 2013	September 28, 2013
Assets

Current assets:
Cash and cash equivalents	$16,904	$8,974
Accounts and current portion of notes receivable, net of allowances of $3,628 and $3,558 at December 28, 2013 and September 28, 2013, respectively	192,119	185,874
Inventories	234,962	251,243
Prepaid expenses and other current assets	7,895	10,770
Deferred income taxes	5,558	5,558

Total current assets	457,438	462,419
Properties and equipment, net	170,001	171,730
Investments	83,736	92,139
Notes receivable, less current portion and net of allowances of $39 and $43 at December 28, 2013 and September 28, 2013, respectively	21,898	21,890
Goodwill	37,846	37,846
Other assets, net	133,511	127,358

Total Assets	$904,430	$913,382

Liabilities and Shareholders’ Equity

Current liabilities:
Accounts payable	$195,081	$220,031
Accrued liabilities	67,293	68,564
Current portion of notes payable	11,338	11,287
Members’ deposits and estimated patronage dividends	12,080	11,692

Total current liabilities	285,792	311,574
Notes payable, less current portion	239,776	231,531
Long-term liabilities, other	190,532	183,842
Members’ and Non-Members’ deposits	6,642	5,789
Commitments and contingencies

Shareholders’ equity:
Class A Shares: 500,000 shares authorized, 136,150 and 137,550 shares outstanding at December 28, 2013 and September 28, 2013, respectively	25,424	25,672
Class B Shares: 2,000,000 shares authorized, 431,037 shares outstanding at December 28, 2013 and September 28, 2013	78,554	78,554
Class E Shares: 2,000,000 shares authorized, 251,403 shares outstanding at December 28, 2013 and September 28, 2013	25,140	25,140
Retained earnings – allocated	59,543	56,909
Retained earnings – non-allocated	6,864	6,864

Total retained earnings	66,407	63,773
Receivable from sale of Class A Shares to Members	(181)	(213)
Accumulated other comprehensive loss	(13,656)	(12,280)

Total shareholders’ equity	181,688	180,646

Total Liabilities and Shareholders’ Equity	$904,430	$913,382

The accompanying notes are an integral part of these statements.

Unified Grocers, Inc. and Subsidiaries

Consolidated Condensed Statements of Earnings (Loss) – Unaudited

(dollars in thousands)

	Thirteen Weeks Ended
	December 28, 2013	December 29, 2012
Net sales (gross billings including vendor direct arrangements were $979,153 and $953,414 for the thirteen weeks ended December 28, 2013 and December 29, 2012, respectively)	$954,719	$946,011
Cost of sales	879,362	869,780
Distribution, selling and administrative expenses	66,082	71,344

Operating income	9,275	4,887
Interest expense	(2,857)	(3,191)

Earnings before estimated patronage dividends and income taxes	6,418	1,696
Estimated patronage dividends	(2,388)	(2,536)

Earnings (loss) before income taxes	4,030	(840)
Income taxes	(1,241)	753

Net earnings (loss)	$2,789	$(87)

The accompanying notes are an integral part of these statements.

Unified Grocers, Inc. and Subsidiaries

Consolidated Condensed Statements of Comprehensive Earnings – Unaudited

(dollars in thousands)

	Thirteen Weeks Ended
	December 28, 2013	December 29, 2012
Net earnings (loss)	$2,789	$(87)
Other comprehensive earnings, net of income taxes:
Unrealized net holding loss on investments, net of income tax benefit of $267 and $568 for the thirteen weeks ended December 28, 2013 and December 29, 2012, respectively	(515)	(1,060)
Defined benefit pension plans and other postretirement benefit plans: Changes in unrecognized prior service costs (credits) during the period, and changes in unrecognized gains and losses, net of income tax (benefit) expense of $(470) and $9,538 for the thirteen weeks ended December 28, 2013 and December 29, 2012, respectively	(861)	17,466

Comprehensive earnings	$1,413	$16,319

The accompanying notes are an integral part of these statements.

Unified Grocers, Inc. and Subsidiaries

Consolidated Condensed Statements of Cash Flows – Unaudited

(dollars in thousands)

	Thirteen Weeks Ended
	December 28, 2013	December 29, 2012
Cash flows from operating activities:
Net earnings (loss)	$2,789	$(87)
Adjustments to reconcile net earnings (loss) to net cash (utilized) provided by operating activities:
Depreciation and amortization	6,653	6,303
Provision for doubtful accounts	281	133
Gain on sale of properties and equipment	—	(3)
Gain on curtailment of other postretirement benefit plans	—	(2,685)
Pension contributions	(1,806)	(997)
(Increase) decrease in assets:
Accounts receivable	(7,290)	(5,293)
Inventories	16,281	24,687
Prepaid expenses and other current assets	2,875	220
Increase (decrease) in liabilities:
Accounts payable	(25,253)	(13,869)
Accrued liabilities	(1,271)	2,715
Long-term liabilities, other	1,820	2,613

Net cash (utilized) provided by operating activities	(4,921)	13,737

Cash flows from investing activities:
Purchases of properties and equipment	(1,476)	(5,080)
Purchases of securities and other investments	(12,069)	(3,376)
Proceeds from maturities or sales of securities and other investments	20,905	2,203
Origination of notes receivable	(415)	(3,300)
Collection of notes receivable	1,171	932
Proceeds from sales of properties and equipment	—	9
Increase in other assets	(4,309)	(622)

Net cash provided (utilized) by investing activities	3,807	(9,234)

Cash flows from financing activities:
Net borrowings under secured revolving credit agreements	10,100	700
Borrowings under notes payable	—	3,183
Repayments of notes payable	(1,804)	(1,059)
Payment of deferred financing fees	(122)	(207)
Increase in Members’ deposits and estimated patronage dividends	388	319
Increase (decrease) in Members’ and Non-Members’ deposits	853	(90)
Decrease in receivable from sale of Class A Shares to Members, net	32	123
Repurchase of shares from Members	(403)	(3,798)

Net cash provided (utilized) by financing activities	9,044	(829)

Net increase in cash and cash equivalents	7,930	3,674
Cash and cash equivalents at beginning of period	8,974	11,169

Cash and cash equivalents at end of period	$16,904	$14,843

Supplemental disclosure of cash flow information:
Cash paid during the period for:
Interest	$2,808	$3,094
Income taxes	$100	$1

The accompanying notes are an integral part of these statements.

Unified Grocers, Inc. and Subsidiaries

NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS – UNAUDITED

1.     BASIS OF PRESENTATION

The consolidated condensed financial statements include the accounts of Unified Grocers, Inc. and all its subsidiaries (the “Company” or “Unified”). Inter-company transactions and accounts with subsidiaries have been eliminated. The interim financial statements included herein have been prepared by the Company without audit, pursuant to the rules and regulations promulgated by the Securities and Exchange Commission (the “SEC”). Certain information and note disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”) have been omitted pursuant to SEC rules and regulations; nevertheless, management believes that the disclosures are adequate to make the information presented not misleading. These consolidated condensed financial statements should be read in conjunction with the audited financial statements and notes thereto included in the Company’s latest Annual Report on Form 10-K for the year ended September 28, 2013 filed with the SEC. The results of operations for the interim periods are not necessarily indicative of the results for the full year.

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

The Company’s banking arrangements allow the Company to fund outstanding checks when presented for payment to the financial institutions utilized by the Company for disbursements. This cash management practice frequently results in total issued checks exceeding the available cash balance at a single financial institution. The Company’s policy is to record its cash disbursement accounts with a cash book overdraft in accounts payable. At December 28, 2013 and September 28, 2013, the Company had book overdrafts of $58.6 million and $58.7 million, respectively, classified in accounts payable and included in cash provided by operating activities.

Adjustment of Amounts Previously Stated.    Subsequent to the issuance of the Company’s unaudited June 29, 2013 consolidated condensed financial statements, management concluded that its gross presentation of sales and cost of sales related to certain transactions involving vendor direct arrangements should be corrected to present such sales and cost of sales on a net basis to conform to Accounting Standards Codification (“ASC”) 605-45-45. These transactions are all reported within the Company’s Wholesale Distribution segment. As a result of such adjustment, net sales was reduced by $7.4 million (from $953.4 million to $946.0 million) for the thirteen weeks ended December 29, 2012. Cost of sales was also reduced by $7.4 million (from $877.2 million to $869.8 million) for the thirteen weeks ended December 29, 2012. This adjustment did not have any impact on the Company’s earnings before estimated patronage dividends and income taxes in the consolidated condensed statement of earnings (loss), consolidated condensed balance sheet or consolidated condensed statement of cash flows and was determined to be immaterial for the thirteen weeks ended December 29, 2012.

2.     FAIR VALUE OF FINANCIAL INSTRUMENTS

The Company evaluates the fair value of its assets and liabilities in accordance with the Financial Accounting Standards Board (“FASB”) ASC Topic 820, “Fair Value Measurements and Disclosures” (“ASC Topic 820”) and ASC Topic 825, “Financial Instruments.”

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

As of December 28, 2013, there were indicators of impairment related to certain receivables. The receivables were measured at fair value of assets available to repay the receivables, which approximates carrying value, on a non-recurring basis. The fair value was derived with fair value models utilizing unobservable inputs that fall within Level 3 of the fair value hierarchy. The Company believes that it is more likely than not that it will be able to recover the full amount of the receivables.

Concentration of credit risk.    The Company’s largest customer, Smart & Final, Inc., a Non-Member customer, and the ten largest Member and Non-Member customers (including Smart & Final, Inc.) constituted approximately 14% and 48%, respectively, of total net sales for the thirteen week period ended December 28, 2013. The Company’s ten customers with the largest accounts receivable balances accounted for approximately 39% of total accounts receivable at both December 28, 2013 and September 28, 2013. Management believes that receivables are well diversified, and the allowances for doubtful accounts are sufficient to absorb estimated losses.

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

The following table represents the Company’s financial instruments recorded at fair value and the hierarchy of those assets as of December 28, 2013:

(dollars in thousands)
	Level 1	Level 2	Level 3	Total
Money market funds	$7,901	$—	$—	$7,901
Common equity securities	5,572	—	—	5,572
Mutual funds	16,519	—	—	16,519
Corporate securities	—	29,089	—	29,089
Government securities	—	35,565	—	35,565
Municipal securities	—	250	—	250

Total	$29,992	$64,904	$—	$94,896

The following table represents the Company’s financial instruments recorded at fair value and the hierarchy of those assets as of September 28, 2013:

(dollars in thousands)
	Level 1	Level 2	Level 3	Total
Money market funds	$1,646	$—	$—	$1,646
Common equity securities	10,524	—	—	10,524
Mutual funds	15,471	—	—	15,471
Corporate securities	—	32,558	—	32,558
Government securities	—	35,553	—	35,553
Municipal securities	—	254	—	254

Total	$27,641	$68,365	$—	$96,006

Money market funds are valued based on quoted prices in active markets (Level 1 inputs) and are included in cash and cash equivalents in the Company’s consolidated condensed balance sheets. Common equity securities and mutual funds are valued by the Company based on information received from a third party. These assets are valued based on quoted prices in active markets (Level 1 inputs). As of December 28, 2013 and September 28, 2013, respectively, $5.6 million and $10.5 million of common equity securities are included in investments and $16.5 million and $15.5 million of mutual funds are included in other assets in the Company’s consolidated condensed balance sheets. Corporate securities, consisting of high quality investment grade corporate bonds and exchange traded funds, and government and municipal securities, consisting of obligations of U.S. government corporations and agencies, U.S. government treasury securities and U.S. state and municipal bonds, are held by two of the Company’s insurance subsidiaries to fund loss reserves. These assets are valued by the Company based on information received from a third party pricing service. For assets traded in active markets, the assets are valued at quoted bond market prices (Level 1 inputs). For assets traded in inactive markets, the service’s pricing methodology uses observable inputs (such as bid/ask quotes) for identical or similar assets. Assets considered to be similar will have similar characteristics, such as: duration, volatility, prepayment speed, interest rates, yield curves, and/or risk profile and other market corroborated inputs (Level 2 inputs). The Company determines the classification of financial asset groups within the fair value hierarchy based on the lowest level of input into each group’s asset valuation. The financial instruments included in the preceding tables, other than money market funds and mutual funds discussed above, are included in investments in the Company’s consolidated condensed balance sheets at December 28, 2013 and September 28, 2013.

The Company did not have any significant transfers into and out of Levels 1 and 2 during the thirteen week period ended December 28, 2013.

Notes payable.    The fair values of borrowings under the Company’s revolving credit facilities are estimated to approximate their carrying amounts due to the short maturities of those obligations. The fair values for other notes payable are based primarily on rates currently available to the Company for debt with similar terms and remaining maturities.

The fair value of notes payable, excluding capital leases, was $245.5 million and $236.2 million compared to their carrying value of $251.1 million and $242.8 million at December 28, 2013 and September 28, 2013, respectively.

The methods and assumptions used to estimate the fair values of the Company’s notes payable at December 28, 2013 and September 28, 2013 were based on estimates of market conditions, estimates using present value and risks existing at that time (Level 3 inputs). These values represent an approximation of possible value and may never actually be realized.

3.     INVESTMENTS

The amortized cost and fair value of investments are as follows:

(dollars in thousands)
December 28, 2013	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Available for sale securities:
Fixed maturity securities:
U.S. Treasury securities and obligations of U.S. government corporations and agencies	$35,531	$313	$(279)	$35,565
Municipal securities	245	5	—	250
Corporate securities	29,203	349	(463)	29,089

Total fixed maturity securities	64,979	667	(742)	64,904
Equity securities	5,659	17	(104)	5,572

Total available for sale securities	$70,638	$684	$(846)	70,476

Common stock, at cost				13,260

Total investments				$83,736

(dollars in thousands)
September 28, 2013	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Available for sale securities:
Fixed maturity securities:
U.S. Treasury securities and obligations of U.S. government corporations and agencies	$35,193	$507	$(147)	$35,553
Municipal securities	245	9	—	254
Corporate securities	32,695	350	(487)	32,558

Total fixed maturity securities	68,133	866	(634)	68,365
Equity securities	10,224	405	(105)	10,524

Total available for sale securities	$78,357	$1,271	$(739)	78,889

Common stock, at cost				13,250

Total investments				$92,139

During the interim period ended December 28, 2013 and the fiscal year ended September 28, 2013, the Company did not hold any trading or held-to-maturity securities.

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

Unrealized losses on the Company’s investments in fixed maturity securities were caused by interest rate increases rather than credit quality. Unrealized losses on the Company’s investments in equity securities were caused by market conditions deemed temporary by the Company. Because the Company’s insurance subsidiaries do not intend to sell, nor do they have or anticipate having a regulatory requirement to sell, these investments until recovery of fair value, which may be upon maturity, the Company does not consider these investments to be other-than-temporarily impaired at December 28, 2013.

The table below illustrates the length of time available for sale fixed maturity securities and equity securities, not deemed to be other-than-temporarily impaired, have been in a continuous unrealized loss position at December 28, 2013:

(dollars in thousands)	Less than 12 Months		12 Months or Greater		Total
Description of Securities	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
U.S. Treasury securities and obligations of U.S. government corporations and agencies	$20,417	$271	$1,223	$8	$21,640	$279
Corporate debt securities	13,230	443	405	20	13,635	463
Equity securities	4,080	104	—	—	4,080	104

Total investments	$37,727	$818	$1,628	$28	$39,355	$846

The table below illustrates the length of time available for sale fixed maturity securities and equity securities, not deemed to be other-than-temporarily impaired, have been in a continuous unrealized loss position at September 28, 2013:

(dollars in thousands)	Less than 12 Months		12 Months or Greater		Total
Description of Securities	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
U.S. Treasury securities and obligations of U.S. government corporations and agencies	$14,454	$139	$735	$8	$15,189	$147
Corporate debt securities	17,004	484	206	3	17,210	487
Equity securities	1,542	41	1,865	64	3,407	105

Total investments	$33,000	$664	$2,806	$75	$35,806	$739

Available for sale fixed maturity securities are due as follows:

(dollars in thousands)
December 28, 2013	Amortized Cost	Fair Value
Due in one year or less	$5,711	$5,769
Due after one year through five years	27,612	27,775
Due after five years through ten years	11,150	10,939
Due after ten years	20,506	20,421

	$64,979	$64,904

Expected maturities may differ from contractual maturities stated above because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties. Corporate mortgage-backed securities are shown as being due at their average expected maturity dates.

Amounts reported as “due in one year or less” are included in long-term investments, as the Company’s insurance subsidiaries are required to maintain investments in support of regulatory deposit requirements. Hence, investments with maturities less than one year maintained in support of this long-term commitment are generally sold to repurchase investments with longer maturities. As these investments continue to support a long-term commitment obligation related to insurance reserves, the Company classifies such amounts as long-term. At December 28, 2013 and September 28, 2013, the long-term portion of the related insurance reserves of $42.6 million and $41.3 million, respectively, are included in long-term liabilities, other in the Company’s consolidated condensed balance sheets.

Investments carried at fair values of $50.9 million and $51.3 million at December 28, 2013 and September 28, 2013 (which include $0.5 million and zero recorded in cash and cash equivalents), respectively, are maintained in support of regulatory deposit requirements ($48.3 million in direct deposit of securities at December 28, 2013 and September 28, 2013) in compliance with statutory regulations. Investments with fair values of $7.7 million and

$7.8 million at December 28, 2013 and September 28, 2013 (which include $0.3 million and $0.1 million recorded in cash and cash equivalents), respectively, are on deposit with regulatory authorities in compliance with statutory regulations. Investments with fair values of $2.1 million at December 28, 2013 and September 28, 2013 (which include $0.1 million recorded in cash and cash equivalents) are on deposit in compliance with collateral requirements on reinsurance arrangements.

Net investment income, which is included in net sales, is summarized as follows:

(dollars in thousands)
	Thirteen Weeks Ended
	December 28, 2013	December 29, 2012
Fixed maturity securities	$301	$334
Equity securities	1,432	290
Cash and cash equivalents	—	—

	1,733	624
Less: investment expenses	(56)	(67)

	$1,677	$557

Equity investments held by the Company that do not have readily determinable fair values are accounted for using the cost or equity methods of accounting. The Company evaluated its equity investments for impairment as of December 28, 2013, and the Company did not consider any of these equity investments to be impaired.

The Company held investments in Western Family Holding Company (“Western Family”) common stock of $9.2 million at both December 28, 2013 and September 28, 2013. Western Family is a private cooperative located in Oregon from which the Company purchases food and general merchandise products. The investment represents approximately an 18% ownership interest at both December 28, 2013 and September 28, 2013. The Company’s ownership percentage in Western Family is based, in part, on the volume of purchases transacted with Western Family. The investment is accounted for using the equity method of accounting.

The Company’s wholly-owned finance subsidiary, Grocers Capital Company (“GCC”), has an investment in National Consumer Cooperative Bank (“NCB”), which operates as a cooperative and therefore its participants are required to own its Class B common stock. The investment in the Class B common stock of NCB, accounted for using the cost method of accounting, aggregated $4.1 million at both December 28, 2013 and September 28, 2013. The Company did not recognize dividend income from NCB in the interim period ended December 28, 2013 or the fiscal year ended September 28, 2013.

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

Management identifies segments based on the information monitored by the Company’s chief operating decision maker to manage the business and, accordingly, has identified the following two reportable segments:

•

The Wholesale Distribution segment includes the results of operations from the sale of groceries and general merchandise products to both Members and Non-Members, including a broad range of branded and corporate brand products in nearly all the categories found in a typical supermarket, including dry grocery, frozen food, deli, meat, dairy, eggs, produce, bakery, ethnic, gourmet, specialty foods, natural and organic, general merchandise and health and beauty care products. Support services (other than insurance and financing), including merchandising, retail pricing, advertising, promotional planning, retail technology, equipment purchasing and real estate services, are reported in the Wholesale Distribution segment. As of, and for the thirteen weeks ended, December 28, 2013, the Wholesale Distribution segment collectively represented approximately 84% of the Company’s total assets, and 99% of total net sales.

Non-perishable products consist primarily of dry grocery, frozen food, deli, ethnic, gourmet, specialty foods, natural and organic, general merchandise and health and beauty care products. They also include (1) retail support services and (2) products and shipping services provided to Non-Member customers through Unified International, Inc. Perishable products consist primarily of service deli, service bakery, meat, eggs, produce, bakery and dairy products. Net sales within the Wholesale Distribution segment include $620.0 million and $648.7 million, or 65.3% and 68.9% of total Wholesale Distribution segment net sales, for the thirteen weeks ended December 28, 2013 and December 29, 2012, respectively, attributable to sales of non-perishable products, and $329.3 million and $292.3 million, or 34.7% and 31.1% of total Wholesale Distribution segment net sales, for the thirteen weeks ended December 28, 2013 and December 29, 2012, respectively, attributable to sales of perishable products. Wholesale Distribution segment net sales also include revenues attributable to the Company’s retail support services, which comprised less than 1% of total Wholesale Distribution segment net sales, for each of the foregoing respective periods.

Transactions involving vendor direct arrangements are comprised principally of sales of produce in the Pacific Northwest and Northern California and sales of branded ice cream in Southern California. “Gross billings,” a financial metric that adds back gross billings through vendor direct arrangements to net sales and is used by management to assess our operating performance, was $973.8 million and $948.4 million for the thirteen weeks ended December 28, 2013 and December 29, 2012, respectively.

•

The Insurance segment includes the results of operations for the Company’s three insurance subsidiaries (Unified Grocers Insurance Services, Springfield Insurance Company and Springfield Insurance Company, Limited). These subsidiaries provide insurance and insurance-related products, including workers’ compensation and liability insurance policies, to both the Company and its customers. Unified Grocers Insurance Services is an insurance agency that places business with insurance carriers, both non-affiliated and Springfield Insurance Company. Springfield Insurance Company, Limited is a captive re-insurer for Springfield Insurance Company. Unified Grocers Insurance Services is a licensed insurance agency in Alaska, Arizona, California, Idaho, New Mexico, Nevada, Oregon, Texas, Washington and Utah. Springfield Insurance Company is a licensed insurance carrier in Arizona, California, Colorado, Idaho, Montana, New Mexico, Nevada, Oregon, Texas, Washington, Wyoming and Utah. Springfield Insurance Company, Limited is a licensed insurance carrier in the Commonwealth of Bermuda. As of, and for the thirteen weeks ended, December 28, 2013, the Company’s Insurance segment collectively accounted for approximately 13% of the Company’s total assets, and 1% of total net sales.

The All Other category includes the results of operations for the Company’s other support businesses, including its finance subsidiary, whose services are provided to a common customer base, none of which individually meets the quantitative thresholds of a reportable segment. As of, and for the thirteen weeks ended, December 28, 2013, the All Other category collectively accounted for approximately 3% of the Company’s total assets, and less than 1% of total net sales.

Information about the Company’s operating segments is summarized below.

(dollars in thousands)
	Thirteen Weeks Ended
	December 28, 2013	December 29, 2012
Net sales
Wholesale distribution: Gross billings	$973,780	$948,436
Less: Gross billings through vendor direct arrangements	(24,434)	(7,403)

Wholesale distribution: Net sales	949,346	941,033
Insurance	8,062	7,613
All other	242	363
Inter-segment eliminations	(2,931)	(2,998)

Total net sales	$954,719	$946,011

Operating income (loss)
Wholesale distribution	$8,714	$5,688
Insurance	615	(922)
All other	(54)	121

Total operating income	9,275	4,887

Interest expense	(2,857)	(3,191)
Estimated patronage dividends	(2,388)	(2,536)
Income taxes	(1,241)	753

Net earnings (loss)	$2,789	$(87)

Depreciation and amortization
Wholesale distribution	$6,584	$6,177
Insurance	67	112
All other	2	14

Total depreciation and amortization	$6,653	$6,303

Capital expenditures
Wholesale distribution	$1,476	$4,998
Insurance	—	82
All other	—	—

Total capital expenditures	$1,476	$5,080

Identifiable assets at December 28, 2013 and December 29, 2012
Wholesale distribution	$754,656	$755,161
Insurance	119,749	115,026
All other	30,025	27,361

Total identifiable assets	$904,430	$897,548

The net sales presented within the Company’s Wholesale Distribution segment in the above table for the thirteen weeks ended December 29, 2012 have been adjusted to conform to ASC 605-45-45 as described in Note 1. As a result of such adjustment, Wholesale Distribution segment net sales and total net sales were each reduced by $7.4 million for the thirteen weeks ended December 29, 2012. This adjustment did not have an impact on any other items presented in the preceding table.

5.     PENSION AND OTHER POSTRETIREMENT BENEFITS

The Company sponsors a cash balance plan (“Unified Cash Balance Plan”). The Unified Cash Balance Plan is a noncontributory defined benefit pension plan covering substantially all employees of the Company who are not subject to a collective bargaining agreement. Benefits under the Unified Cash Balance Plan are provided through a trust.

The Company also sponsors an Executive Salary Protection Plan III (“ESPPIII”) for the executive officers of the Company that provides supplemental post-termination retirement income based on each participant’s salary and years of service as an officer of the Company. This plan was amended in December 2012 to close the plan to new entrants as of September 30, 2012. The Company has provided for its obligation to plan participants in a rabbi trust, consisting primarily of life insurance policies reported at cash surrender value and mutual fund assets consisting of various publicly-traded mutual funds reported at estimated fair value based on quoted market prices. In accordance with ASC Topic 710, “Compensation – General,” the assets and liabilities of a rabbi trust must be accounted for as if they are assets and liabilities of the Company. In addition, all earnings and expenses of the rabbi trust are reported in the Company’s consolidated condensed statements of earnings (loss). The cash surrender value of such life insurance policies aggregated to $20.5 million and $19.4 million at December 28, 2013 and September 28, 2013, respectively, and are included in other assets in the Company’s consolidated condensed balance sheets. Mutual funds reported at their estimated fair value of $15.9 million and $15.5 million at December 28, 2013 and September 28, 2013, respectively, are included in other assets in the Company’s consolidated condensed balance sheets. The related accrued benefit cost (representing the Company’s benefit obligation to participants) of $44.3 million and $43.3 million at December 28, 2013 and September 28, 2013, respectively, is recorded in long-term liabilities, other in the Company’s consolidated condensed balance sheets. The assets held in the rabbi trust are not available for general corporate purposes. The rabbi trust is subject to creditor claims in the event of insolvency. The trust assets are excluded from ESPPIII plan assets as they do not qualify as plan assets under ASC Topic 715, “Compensation – Retirement Benefits.”

The Company sponsors other postretirement benefit plans that provide certain medical coverage to retired non-union employees and officers and provide unused sick leave benefits for certain eligible non-union and union employees. Those plans are not funded.

The components of net periodic cost for pension and other postretirement benefits for the respective thirteen weeks ended December 28, 2013 and December 29, 2012 consist of the following:

(dollars in thousands)
	Pension Benefits		Other Postretirement Benefits
	Thirteen Weeks Ended		Thirteen Weeks Ended
	December 28, 2013	December 29, 2012	December 28, 2013	December 29, 2012
Service cost	$1,559	$2,173	$43	$386
Interest cost	3,286	2,968	346	614
Expected return on plan assets	(4,046)	(3,661)	—	—
Amortization of prior service (credit) cost	(4)	3	(2,140)	(247)
Recognized actuarial loss	683	1,998	140	326
One-time curtailment gain	—	—	—	(2,686)

Net periodic benefit cost (income)	$1,478	$3,481	$(1,611)	$(1,607)

The Company’s funding policy is to make contributions to the Unified Cash Balance Plan in amounts that are at least sufficient to meet the minimum funding requirements of applicable laws and regulations, but no more than amounts deductible for federal income tax purposes. The Company expects to make estimated minimum contributions to the Unified Cash Balance Plan totaling $11.3 million during fiscal 2014, which is comprised of $4.8 million for the 2014 plan year and $6.5 million for the 2013 plan year. At its discretion, the Company may contribute in excess of these amounts. Additional contributions, if any, will be based, in part, on future actuarial funding calculations and the performance of plan investments. The Company contributed zero and $1.8 million to the Unified Cash Balance Plan during the thirteen weeks ended December 28, 2013 for the 2014 and 2013 plan years, respectively.

The Company made no benefit payments to participants in the ESPPIII during the thirteen weeks ended December 28, 2013. However, the Company expects to make benefit payments of $3.4 million to participants in the ESPPIII during the remainder of the 2014 plan year.

The Company sponsors a supplemental retirement plan for a select group of management or highly compensated employees that are at the Vice President level and above of the Company under the Unified Grocers, Inc. Supplemental Executive Retirement Plan (the “SERP”). This plan was established to replace the ESPPIII, which has been frozen. The SERP provides participating officers with supplemental retirement income in addition to the benefits provided under the Company’s Cash Balance and 401(k) plans.

The SERP is a non-qualified defined contribution type plan under which benefits are derived based on a notional account balance to be funded by the Company for each participating officer. The account balance will be credited each year with a Company contribution based on the officer’s compensation, calculated as base salary plus bonus, earned during a fiscal year and the officer’s executive level at the end of the fiscal year. Plan participants may select from a variety of investment options (referred to as “Measurement Funds” in the plan document) concerning how the contributions are hypothetically invested. Assets of the SERP (i.e., the participants’ account balances) will not be physically invested in the investments selected by the participants; rather, the Measurement Funds are utilized for the purpose of debiting or crediting additional amounts to each participant’s account.

The SERP is accounted for pursuant to FASB ASC section 715-70, Compensation – Retirement Benefits – Defined Contribution Plans (“ASC 715-70”). The SERP qualifies as a defined contribution plan, whereby participants are credited with a contribution to an account and will receive, upon separation, a benefit based upon the vested amount accrued in their account, which includes the Company’s contributions plus or minus the increase or decrease in the fair market value of the hypothetical investments (Measurement Funds) selected by the participant. ASC 715-70 requires companies to record, on a periodic basis, that portion of a company’s contribution earned during the period by the participants (the “Expense”). The Company is accruing the Expense under the assumption that all participants in the SERP will achieve full vesting (five years of service). As of December 28, 2013 and September 28, 2013, the Company accrued $0.9 million and $0.8 million, respectively, in related benefit cost recorded in long-term liabilities, other in the Company’s consolidated condensed balance sheets.

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

7.     SHAREHOLDERS’ EQUITY

During the thirteen week period ended December 28, 2013, the Company redeemed 1,400 Class A Shares with a redemption value of $0.4 million.

8.     ACCUMULATED OTHER COMPREHENSIVE LOSS

The balance and components of the change in accumulated other comprehensive loss, net of taxes, are as follows:

(dollars in thousands)
	Unrealized Net Holding Gain (Loss) on Investments	Defined Benefit Pension Plans and Other Postretirement Benefit Plans Items	Total
Beginning balance, September 28, 2013	$501	$(12,781)	$(12,280)

Other comprehensive earnings (loss) before reclassifications	159	—	159
Amounts reclassified from accumulated other comprehensive loss	(674)	(861)	(1,535)

Net current period other comprehensive loss	(515)	(861)	(1,376)

Ending balance, December 28, 2013	$(14)	$(13,642)	$(13,656)

The reclassifications out of accumulated other comprehensive loss for the three months ended December 28, 2013 and December 29, 2012 were as follows:

(dollars in thousands)
	Amount Reclassified from Accumulated Other Comprehensive Loss		Affected Line Item in the Consolidated Condensed Statements of Earnings (Loss)
	Thirteen Weeks Ended
	December 28, 2013	December 29, 2012
Unrealized net holding gain on investments:
Realized gains – Insurance segment	$637	$162	Net sales
Realized gains – Wholesale Distribution segment	393	865	Distribution, selling and administrative expenses

	1,030	1,027	Earnings (loss) before income taxes
	(356)	(360)	Income taxes

	$674	$667	Net earnings (loss)
Defined benefit pension plans and other postretirement benefit plans items:
Amortization of unrecognized prior service credits	2,144	—	(a)
Amortization of actuarial losses	(813)	—	(a)

	1,331	—	Earnings (loss) before income taxes
	(470)	—	Income taxes

	$861	$—	Net earnings (loss)

Total reclassifications for the period	$1,535	$667	Net earnings (loss)

(a)

These accumulated other comprehensive loss components are included in the computation of net periodic benefit cost for pension and postretirement benefit plans. See Note 5, “Pension and Other Postretirement Benefits” for further information.

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

As of the date of this report, other than noted above, there have been no material changes to the related party transactions disclosed in Note 17 to “Notes to Consolidated Financial Statements” in Part II, Item 8, “Financial Statements and Supplementary Data” of the Company’s Annual Report on Form 10-K for the year ended September 28, 2013.

10.     RECENTLY ADOPTED AND RECENTLY ISSUED AUTHORITATIVE ACCOUNTING GUIDANCE

In December 2013, the FASB issued Accounting Standards Update (“ASU”) No. 2013-12, “Definition of a Public Business Entity: An Addition to the Master Glossary” (“ASU No. 2013-12”). ASU No. 2013-12 adds the new term Public Business Entity to the ASC Master Glossary. A public business entity is a business entity meeting any one of the criteria specified in ASU No. 2013-12. Under this new definition, the Company continues to be considered a public business entity. There is no actual effective date for the amendment in ASU No. 2013-12; however, the term public business entity will be used in future ASU issuances.

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

In February 2013, the FASB issued ASU No. 2013-02, “Comprehensive Income (Topic 220): Reporting of Amounts Reclassified Out of Other Comprehensive Income” (“ASU No. 2013-02”). ASU No. 2013-02 requires an entity to present information about significant items reclassified out of accumulated other comprehensive income by component either (1) on the face of the statement where net income is presented or (2) as a separate disclosure in the notes to the financial statements. ASU No. 2013-02 is effective for fiscal years, and interim periods within those years, beginning after December 15, 2012. Early adoption is permitted. The Company adopted ASU No. 2013-02 commencing in the first quarter of fiscal 2014. Other than enhanced footnote disclosure, the adoption of ASU No. 2013-02 did not have an impact on the consolidated condensed financial statements.

11.     SUBSEQUENT EVENTS

Subsequent to the end of the first quarter of fiscal 2014, the Company redeemed 6,449 Class B Shares with an approximate redemption value of $2.0 million and 36,478 Class E Shares with an approximate redemption value of $3.6 million.

Subsequent events have been evaluated by the Company through the date the financial statements were issued.

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

FORWARD-LOOKING INFORMATION

This report contains “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995. These statements relate to expectations concerning matters that (a) are not historical facts, (b) predict or forecast future events or results, or (c) embody assumptions that may prove to have been inaccurate. These forward-looking statements involve risks, uncertainties and assumptions. When we use words such as “believe,” “expect,” “anticipate” or similar expressions, we are making forward-looking statements. Although we believe that the expectations reflected in such forward-looking statements are reasonable, we cannot give readers any assurance that such expectations will prove correct. The actual results may differ materially from those anticipated in the forward-looking statements as a result of numerous factors, many of which are beyond our control. Important factors that could cause actual results to differ materially from our expectations include, but are not limited to, the factors discussed in the sections entitled “Risk Factors” and “Critical Accounting Policies and Estimates” within “Management’s Discussion and Analysis of Financial Condition and Results of Operations.” All forward-looking statements attributable to us are expressly qualified in their entirety by the factors that may cause actual results to differ materially from anticipated results. Readers are cautioned not to place undue reliance on these forward-looking statements, which reflect management’s opinion only as of the date hereof. We undertake no duty or obligation to revise or publicly release the results of any revision to these forward-looking statements. Readers should carefully review the risk factors described in this document as well as in other documents we file from time to time with the Securities and Exchange Commission (the “SEC”) for an understanding of the negative variables that can affect our business and results of operations.

COMPANY OVERVIEW

General

Unified Grocers, Inc. (referred to in this Form 10-Q, together with its consolidated subsidiaries, as “Unified,” “the Company,” “we,” “us” or “our”), a California corporation organized in 1922 and incorporated in 1925, is a retailer-owned, grocery wholesale cooperative serving supermarket, specialty, restaurant supply and convenience store operators located primarily in the western United States and the Pacific Rim. We operate our business in two reportable business segments: (1) Wholesale Distribution; and (2) Insurance. All remaining business activities are grouped into All Other (see Note 4 of “Notes to Consolidated Condensed Financial Statements – Unaudited” in Part I, Item 1, “Financial Statements (Unaudited)” of this Quarterly Report on Form 10-Q for additional discussion).

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

Our customers include our owners (“Members”) and non-owners (“Non-Members”). We do business primarily with those customers that have been accepted as Members. Our Members operate supermarket companies that range in size from single store operators to regional supermarket chains. Members are required to meet specific requirements, which include ownership of our capital shares and may include required cash deposits. Customers who purchase less than $1 million annually from us would not generally be considered for membership, while customers who purchase over $3 million annually are typically required to become Members. See Part I, Item 1. “Business – Member Requirements,” Part I, Item 1. “Business – Capital Shares” and Part I, Item 1. “Business – Customer Deposits” of our Annual Report on Form 10-K for the year ended September 28, 2013 for additional information. Additionally, see “DESCRIPTION OF DEPOSIT ACCOUNTS” in our Post-Effective Amendment No. 2 to Registration Statement on Form S-1 filed on January 30, 2014, with respect to our offering of Partially Subordinated Patrons’ Deposit Accounts for further information. The membership requirements, including purchase and capitalization requirements, may be modified at any time at the discretion of our Board of Directors (the “Board”).

We distribute the earnings from patronage activities conducted by us, excluding our subsidiaries, with our Members (“Patronage Business”) in the form of patronage dividends. The Board approves the payment of patronage dividends and the form of such payment for our three patronage earnings divisions: the Cooperative Division, the Southern California Dairy Division and the Pacific Northwest Dairy Division. See Part I, Item 1. “Business – Company Structure and Organization – Wholesale Business – Wholesale Distribution” of our Annual Report on Form 10-K for the year ended September 28, 2013 for additional discussion. An entity that does not meet Member purchase requirements may conduct business with us as a Non-Member customer. We may also grant an entity that meets our Member purchase requirements the ability to conduct business with us as a Non-Member customer. We retain the earnings from our subsidiaries and from business conducted with Non-Members (collectively, “Non-Patronage Business”).

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

Our customers include grocery retailers with a broad range of store sizes and types targeting a diverse range of consumers. Depending on the nature of their stores and consumer focus, our customers may compete directly with vertically integrated regional and national chains, such as Albertsons LLC, Kroger Co. (including Ralphs and Food 4 Less), Safeway Inc. (including Vons and Pavilions), Trader Joe’s Company and WinCo Foods, which operate traditional format full-service grocery stores. They may also compete with warehouse club stores and supercenters such as Costco Wholesale Corp., Sam’s Club and Wal-Mart Stores, Inc., discount, drug and alternative format stores such as CVS Caremark Corporation, Target Corp., and the various “dollar” stores, stores focused on upscale and natural and organic products such as Sprouts Farmers Markets, LLC and Whole Foods Market Inc., and various convenience stores. Certain of our customers also serve niche markets such as the Hispanic and Asian communities. The marketplace in which our customers compete continues to evolve and present challenges. These challenges include such recent trends as the continued proliferation of discount stores, supercenters and warehouse club stores and the efforts of many of the non-traditional format stores to expand their offerings of product to cover a greater range of the products offered by the traditional format full-service grocery store.

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

Economic Factors

We and others in the grocery industry are impacted by changes in the overall economic environment, including such factors as consumer confidence and the employment rate, shifts in consumer tastes and buying patterns, and changes in government spending that supports grocery purchases. The recent economic downturn caused low consumer confidence and high unemployment, conditions which caused consumers to be highly price sensitive and seek lower-cost alternatives in their grocery purchases. Currently, these conditions persist in some of our operating markets, including in a number of Hispanic markets. However, in other of our operating markets, these conditions have substantially reversed and consumers, while continuing to seek value in their purchases, have increasingly opted for higher priced, higher quality products. The significant industry growth in sales of natural and organic products is an example of this trend. One trend that appears to be continuing in all market areas is the willingness of consumers to shop at multiple stores of various formats, for both greater selection and value, rather than obtaining all of their grocery needs from one full-service store. This trend has continued to benefit the various discount and other alternative format stores. Finally, the level of government spending that supports grocery purchases, especially direct federal subsidies such as the Supplemental Nutrition Assistance Program (SNAP) and the Special Supplemental Nutrition Program for Women, Infants, and Children (WIC), and to a lesser extent indirect support through, for example, the payroll tax holiday (which expired at the end of 2012), impacts the level of consumer spending on grocery products.

We are impacted by the level of inflation in a variety of areas, including, but not limited to, sales, cost of sales, employee wages and benefits, workers’ compensation insurance and energy and fuel costs. We typically experience significant volatility in the cost of certain commodities, the cost of ingredients for our manufactured breads and processed fluid milk and the cost of packaged goods purchased from other manufacturers. Our operating programs are designed to give us the flexibility to pass these costs on to our customers; however, we may not always be able to pass such increases on to customers on a timely basis. Any delay may result in our recovering less than all of a price increase. It is also difficult to predict the effect that possible future purchased or manufactured product cost decreases might have on our profitability. The effect of deflation in purchased or manufactured product costs would depend on the extent to which we had to lower selling prices of our products to respond to sales price competition in the market. Our earnings are impacted by inventory holding gains or losses, such that during inflationary periods we benefit from increased product pricing, while during periods of low inflation or deflation, these gains are reduced or eliminated. We are subject to changes in energy costs (excluding fuels) which we may not be able to pass along to customers. With respect to fuel costs, we assess a fuel surcharge on product shipments to address the potential volatility in fuel costs. The fuel surcharge is indexed to allow us to recover costs over a specified level. Our continual focus on cost control and operational efficiency improvements helps us mitigate other changes in operating costs.

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

The majority of our investments (approximately 84% at December 28, 2013) are held by two of our insurance subsidiaries in fixed maturity securities and equity securities to fund loss reserves. These include obligations of U.S. government corporations and agencies, high quality investment grade corporate bonds, U.S. government treasury securities, U.S. state and municipal securities and common equity securities. As a result, our operating performance may be impacted by the performance of these investments. The investments held by our insurance subsidiaries, excluding the common equity securities, are generally not actively traded and are valued based upon inputs including quoted prices for identical or similar assets. Collectively, the estimated fair value or market value of these investments declined below their cost during the thirteen weeks ended December 28, 2013, although the decrease in value of these investments is deemed by management to be temporary in nature. Approximately 11% of our investments are held by our Wholesale Distribution segment, which consists primarily of Western Family Holding Company (“Western Family”) common stock. Western Family is a private cooperative located in Oregon from which we purchase food and general merchandise products. Approximately 5% of our investments are held by our other support businesses and consist of an investment by our wholly-owned finance subsidiary in National Consumer Cooperative Bank (“NCB”). NCB operates as a cooperative and therefore its participants are required to own its Class B common stock.

We invest in life insurance policies (reported at cash surrender value) and various publicly-traded mutual funds (reported at estimated fair value based on quoted market prices) to fund obligations pursuant to our Executive Salary Protection Plan III and deferred compensation plan (see Note 5 of “Notes to Consolidated Condensed Financial Statements – Unaudited” in Part I, Item 1, “Financial Statements (Unaudited)” of this Quarterly Report on Form 10-Q for additional discussion). Life insurance and mutual fund assets with values tied to the equity markets are impacted by overall market conditions. During the thirteen weeks ended December 28, 2013, net earnings and net comprehensive earnings experienced an increase corresponding to the increase in life insurance and mutual fund assets, respectively.

RESULTS OF OPERATIONS

The following discussion of our financial condition and results of operations should be read in conjunction with the consolidated condensed financial statements and notes to the consolidated condensed financial statements, specifically Note 4 of “Notes to Consolidated Condensed Financial Statements – Unaudited,” “Segment Information,” included in Part I, Item 1, “Financial Statements (Unaudited)” of this report. Certain statements in the following discussion are not historical in nature and should be considered to be forward-looking statements that are inherently uncertain.

The following table sets forth our selected consolidated financial data expressed as a percentage of net sales for the periods indicated and the percentage increase or decrease in such items over the prior year period.

	Thirteen Weeks Ended
Fiscal Period Ended	December 28, 2013	December 29, 2012	% Change
Net sales	100.0%	100.0%	0.9%
Cost of sales	92.1	92.0	1.1
Distribution, selling and administrative expenses	6.9	7.5	(7.4)

Operating income	1.0	0.5	89.8
Interest expense	(0.3)	(0.3)	(10.5)
Estimated patronage dividends	(0.3)	(0.3)	(5.8)
Income taxes	(0.1)	0.1	(264.8)

Net earnings (loss)	0.3%	—%	(3,305.7)%

In the last quarter of fiscal 2013, we adjusted our presentation of sales and cost of sales related to certain transactions involving vendor direct arrangements to present such sales and cost of sales on a net basis to conform to ASC 605-45-45. Transactions involving vendor direct arrangements are comprised principally of sales of produce in the Pacific Northwest and Northern California and sales of branded ice cream in Southern California. These transactions were all reported within our Wholesale Distribution segment. Gross billings through vendor direct arrangements are expected to increase as a percentage of our total gross billings in future periods due to our produce business with independent retail customers in the Pacific Northwest having shifted in July 2013 from direct sales by Unified to sales through vendor direct arrangements. “Gross billings,” a financial metric that adds back gross billings through vendor direct arrangements to net sales and is used by management to assess our operating performance, was $979.1 million for the 2014 Period as compared to $953.4 million in the 2013 Period, an increase of $25.7 million, or 2.7%. By comparison, net sales (which do not include gross billings through vendor direct arrangements) increased 0.9% for the same periods.

As a result of such adjustment, we have conformed our net sales and cost of sales presentation for the 2013 Period to be consistent with the current year’s presentation. This adjustment did not have an impact on our net earnings (loss) and was determined to be immaterial. The period-to-period discussions that follow have been revised to reflect the adjusted amounts.

THIRTEEN WEEK PERIOD ENDED DECEMBER 28, 2013 (“2014 PERIOD”) COMPARED TO THE THIRTEEN WEEK PERIOD ENDED DECEMBER 29, 2012 (“2013 PERIOD”)

Overview of the 2014 Period. We experienced an overall net sales increase of $8.7 million, or 0.9%, to $954.7 million for the 2014 Period as compared to $946.0 million for the 2013 Period. Our net sales for the Wholesale Distribution segment increased $8.2 million, or 0.9%, for the comparable 2014 and 2013 Periods. We increased sales through the addition of new customers and higher sales to continuing customers, which were partially offset by the loss of sales due to lost customers and store closures. Net sales in our Insurance segment increased $0.6 million for the comparable thirteen week period. The increase was primarily due to an increase in investment income. Net sales in our All Other business activities decreased $0.1 million for the comparable 2014 and 2013 Periods.

Our consolidated operating income increased $4.4 million to $9.3 million in the 2014 Period compared to earnings of $4.9 million in the 2013 Period.

The overall increase in operating income is summarized in our operating segments and other business activities as follows:

•

Wholesale Distribution Segment:    The Wholesale Distribution segment’s operating income increased $3.0 million to earnings of $8.7 million in the 2014 Period compared to earnings of $5.7 million in the 2013 Period. This increase in earnings was primarily due to higher net sales, lower employee pension and postretirement benefit expenses, reduced operating expenses and an increase in the value of our life insurance policy assets resulting from an increase in the fair value of the underlying securities, which are highly concentrated in U.S. equity markets, partially offset by a change in sales mix towards products with lower margins.

•

Insurance Segment:    Operating income increased $1.5 million in our Insurance segment to earnings of $0.6 million in the 2014 Period compared to a loss of $0.9 million in the 2013 Period. This improvement was primarily due to an increase in investment income and a decrease in workers’ compensation reserves for claims development related to previous years.

•

All Other:    Operating income in our All Other business activities reflected an insignificant loss and earnings of $0.1 million in the 2014 and 2013 Periods, respectively. All Other business activities primarily consist of activities conducted through our finance subsidiary.

The following tables summarize the performance of each business segment for the 2014 and 2013 Periods.

Wholesale Distribution Segment

(dollars in thousands)

	Thirteen Weeks Ended December 28, 2013		Thirteen Weeks Ended December 29, 2012
	Amounts in 000’s	Percent to Net Sales	Amounts in 000’s	Percent to Net Sales	Difference
Gross billings	$973,780	—	$948,436	—	$25,344
Less: Gross billings through vendor direct arrangements	(24,434)	—	(7,403)	—	(17,031)
Inter-segment eliminations	(25)	—	—	—	(25)

Net sales	949,321	100.0%	941,033	100.0%	8,288
Cost of sales	876,464	92.3	866,032	92.0	10,432
Distribution, selling and administrative expenses	64,143	6.8	69,313	7.4	(5,170)

Operating income	$8,714	0.9%	$5,688	0.6%	$3,026

Insurance Segment

(dollars in thousands)

	Thirteen Weeks Ended December 28, 2013		Thirteen Weeks Ended December 29, 2012
	Amounts in 000’s	Percent to Net Sales	Amounts in 000’s	Percent to Net Sales	Difference
Gross sales – premiums earned and investment income	$8,062	—	$7,613	—	$449
Inter-segment eliminations	(2,861)	—	(2,961)	—	100

Net sales – premiums earned and investment income	5,201	100.0%	4,652	100.0%	549
Cost of sales – underwriting expenses	2,898	55.7	3,748	80.6	(850)
Selling and administrative expenses	1,688	32.5	1,826	39.3	(138)

Operating income (loss)	$615	11.8%	$(922)	(19.9)%	$1,537

All Other

(dollars in thousands)

	Thirteen Weeks Ended December 28, 2013		Thirteen Weeks Ended December 29, 2012
	Amounts in 000’s	Percent to Net Sales	Amounts in 000’s	Percent to Net Sales	Difference
Gross sales	$242	—	$363	—	$(121)
Inter-segment eliminations	(45)	—	(37)	—	(8)

Net sales	197	100.0%	326	100.0%	(129)
Selling and administrative expenses	251	127.4	205	62.9	46

Operating (loss) income	$(54)	(27.4)%	$121	37.1%	$(175)

Net sales.    Consolidated net sales increased $8.7 million, or 0.9%, to $954.7 million in the 2014 Period compared to $946.0 million for the 2013 Period. Factors impacting net sales are as follows:

•

Wholesale Distribution Segment:    Wholesale Distribution gross billings increased $25.4 million to $973.8 million in the 2014 Period compared to $948.4 million for the 2013 Period. Significant components of this increase are summarized below.

(dollars in millions)
Key Gross Billings Changes	Increase (Decrease)
New customers	$4.2
Increase in gross billings to continuing customers	45.5
Lost customers (former customers currently served by competitors)	(4.4)
Store closures	(19.9)

Change in gross billings	$25.4

Our customer base continues to be impacted by consumers who are highly price sensitive, seek lower-cost alternatives in their grocery purchases and have shown a willingness to shop at multiple stores for grocery products, including discounters and other non-traditional format stores. Although we increased sales through the addition of new customers and higher sales to continuing customers, this trend continues to have an adverse impact on gross billings as well as pressuring profit margins.

•

Insurance Segment:    Net sales, consisting principally of premium revenues and investment income, increased $0.6 million to $5.2 million in the 2014 Period compared to $4.6 million for the 2013 Period. The increase is primarily due to an increase in investment income, partially offset by a decrease in workers’ compensation premium revenue.

•	All Other: Net sales were $0.2 million and $0.3 million in the 2014 and 2013 Periods, respectively.

Cost of sales (including underwriting expenses).    Consolidated cost of sales were $879.4 million for the 2014 Period and $869.8 million for the 2013 Period and comprised 92.1% and 91.9% of consolidated net sales for the 2014 and 2013 Periods, respectively. Factors impacting cost of sales are as follows:

•

Wholesale Distribution Segment:    Cost of sales increased $10.5 million to $876.5 million in the 2014 Period compared to $866.0 million in the 2013 Period. As a percentage of Wholesale Distribution net sales, cost of sales were 92.3% and 92.0% for the 2014 and 2013 Periods, respectively.

•

The change in customer sales mix and change in product mix between perishable and non-perishable products resulted in a 0.2% increase in cost of sales as a percent of Wholesale Distribution net sales in the 2014 Period compared to the 2013 Period.

•

Vendor related activity resulted in a 0.1% increase in cost of sales as a percent of Wholesale Distribution net sales in the 2014 Period compared to the 2013 Period. This was primarily due to a change in sales mix towards products with reduced or no vendor promotional funding support.

•

Insurance Segment:    Cost of sales primarily consists of claims loss and loss adjustment expenses, underwriting expenses, commissions, premium taxes and regulatory fees. Cost of sales decreased $0.9 million to $2.9 million in the 2014 Period compared to $3.8 million in the 2013 Period. The decrease is primarily due to a decrease in paid losses and loss adjustment expense.

Distribution, selling and administrative expenses.    Consolidated distribution, selling and administrative expenses were $66.1 million in the 2014 Period compared to $71.3 million in the 2013 Period, reflecting a decrease of $5.2 million, and comprised 6.9% and 7.5% of net sales for the 2014 and 2013 Periods, respectively. Factors impacting distribution, selling and administrative expenses are as follows:

•

Wholesale Distribution Segment:    Distribution, selling and administrative expenses decreased $5.2 million to $64.1 million in the 2014 Period compared to $69.3 million in the 2013 Period, and comprised 6.8% and 7.4% of Wholesale Distribution net sales for the 2014 and 2013 Periods, respectively.

•

Employee Pension and Postretirement Benefits:    During the 2014 Period, we experienced a decline of $1.7 million, or 0.2% as a percent of Wholesale Distribution net sales, in employee pension and postretirement benefit expenses, primarily due to expense reductions resulting from an increase in interest rates used to discount our benefit plan liabilities at September 30, 2013.

•

Insurance Expense:    During the 2014 Period, we experienced net insurance expense decreases of $1.1 million, or 0.1% as a percent of Wholesale Distribution net sales. This decrease in expense is primarily due to the increase in the cash surrender value of our life insurance policy assets, which are held in a rabbi trust to support post-termination retirement benefits and are not available for general corporate purposes. The changes in our policy assets are a result of changes in the fair value of the underlying securities, which are highly concentrated in U.S. equity markets and priced based on readily determinable market values.

•

General Expenses:    During the 2014 Period, general expenses decreased $2.4 million, or 0.3% as a percent of Wholesale Distribution net sales, due to the benefit in the 2014 Period from reduced expenses resulting from a consolidation of warehouses in the 2013 Period and a continued focus on cost reductions in the current period. The 2013 Period had been negatively impacted by the costs of the consolidation.

•	Insurance Segment: Selling and administrative expenses for the Insurance segment were $1.7 million and $1.8 million for the 2014 and 2013 Periods, respectively.

•	All Other: Selling and administrative expenses for our All Other business activities were $0.3 million and $0.2 million in the 2014 and 2013 Periods, respectively.

Interest.    Interest expense decreased $0.3 million to $2.9 million in the 2014 Period compared to $3.2 million for the 2013 Period and comprised 0.3% of consolidated net sales for both the 2014 and 2013 Periods. Factors impacting interest expense are as follows:

•	Interest expense on our primary debt instruments (as described below) decreased $0.3 million to $2.6 million in the 2014 Period compared to $2.9 million in the 2013 Period.

•

Weighted Average Borrowings:    Interest expense increased $0.2 million from the 2013 Period as a result of higher outstanding debt. Weighted average borrowings increased by $20.3 million primarily due to amounts used to fund debt extinguishment costs and refinancing fees during the third quarter of fiscal 2013 and increased accounts receivable in the 2014 Period.

•

Interest Rates:    Interest expense decreased $0.5 million from the 2013 Period as a result of lower borrowing rates. Our effective borrowing rate for the combined primary debt, made up of the revolving lines of credit for Unified and Grocers Capital Company, the term loan and senior secured notes, was 3.7% and 4.5% for the 2014 and 2013 Periods, respectively. The rate decrease was due to lower effective rates on Unified’s revolving line of credit and the term loan.

Borrowings on Unified’s revolving credit agreement are subject to market rate fluctuations. A 25 basis point change in the market rate of interest over the period would have resulted in a $0.1 million increase or decrease in corresponding interest expense.

•	Interest expense on our other debt instruments was $0.3 million for both the 2014 and 2013 Periods.

Estimated patronage dividends.    Estimated patronage dividends for the 2014 Period were $2.4 million, compared to estimated patronage dividends of $2.6 million in the 2013 Period. Estimated patronage dividends for the 2014 and 2013 Periods consisted of the patronage activities from our three patronage earnings divisions: the Southern California Dairy Division, the Pacific Northwest Dairy Division and the Cooperative Division. For the 2014 and 2013 Periods, respectively, we had patronage earnings of $2.1 million and $2.3 million in the Southern California Dairy Division, $0.2 million and $0.3 million in the Pacific Northwest Dairy Division and patronage earnings of $0.1 million for the 2014 Period compared to no patronage earnings for the 2013 Period in the Cooperative Division. The Cooperative Division experienced improvement in the 2014 Period due to higher net sales, lower employee pension and postretirement benefit expenses and reduced operating expenses, partially offset by a change in sales mix towards products with lower margins. Patronage dividends produced by the Cooperative Division are distributed annually, historically in cash, Class B and Class E Shares (see Part I, Item 1. “Business – Patronage Dividends” of our Annual Report on Form 10-K for the year ended September 28, 2013 for additional information), while patronage dividends produced by the dairy divisions are paid quarterly, historically in cash.

Income taxes.    Our effective income tax rate was 30.8% for the 2014 Period compared to 89.6% for the 2013 Period. The lower than statutory rate for the 2014 Period was attributable to our pre-tax income and favorable adjustments to our tax contingency reserve. In contrast, the higher than statutory rate for the 2013 Period was due to our pre-tax loss and favorable adjustments to our tax contingency reserve.

LIQUIDITY AND CAPITAL RESOURCES

We finance our capital needs through a combination of internal and external sources. These sources include cash flows from operations, Member capital and other Member investments, bank borrowings, various types of long-term debt and lease financing.

The acquisition, holding and redemption of our capital shares and making of deposits by our Members, and our policies with respect to such matters, can significantly affect our liquidity and capital resources. Our Bylaws, which may be changed by the Board at its discretion, currently require that each Member own 350 Class A Shares. In addition, we currently require each Member to own such amount of Class B Shares as may be established by the Board. This requirement to own Class B Shares is referred to as the “Class B Share Requirement.” Members who do not satisfy the Class B Share Requirement solely from their holdings of Class B Shares are generally required to make a subordinated deposit (a “Required Deposit”) with us. Member and Non-Member customers may be required to provide us a Credit Deposit in order to purchase products on credit terms established by us. “Credit Deposit” means any non-subordinated deposit that is required to be maintained by a Member or Non-Member customer in accordance with levels established by our credit office from time to time in excess of the amount of the Required Deposit set by the Board. We do not pay interest on Required Deposits or Credit Deposits; however, interest is paid at the prime rate for deposits in excess of a Member’s Required Deposit or Credit Deposit (an “Excess Deposit”). See Part I, Item 1. “Business – Capital Shares,” Part I, Item 1. “Business – Customer Deposits” and Part I, Item 1. “Business – Pledge of Shares and Guarantees” of our Annual Report on Form 10-K for the year ended September 28, 2013 for additional information. Additionally, see “DESCRIPTION OF DEPOSIT ACCOUNTS” in our Post-Effective Amendment No. 2 to Registration Statement on Form S-1 filed on January 30, 2014, with respect to our offering of Partially Subordinated Patrons’ Deposit Accounts and see “OFFERING OF CLASS A, CLASS B AND CLASS E SHARES” in our Post-Effective Amendment No. 2 to Registration Statement on Form S-1 filed on January 30, 2014, with respect to our offering of Class A, Class B and Class E Shares for further information.

At December 28, 2013, we had $0.1 million of tendered Class A Shares, $24.2 million of tendered Class B Shares and $3.6 million of tendered Class E Shares pending redemption, whose redemption is subject to final approval by the Board, and in the case of Class B Shares, subject to the 5% limitation on redemptions contained in our redemption policy (see “DESCRIPTION OF CAPTIAL STOCK – Redemption Policy” in our Post-Effective Amendment No. 2 to Registration Statement on Form S-1 filed on January 30, 2014, with respect to our offering of Class A, Class B and Class E Shares for further information).

Subsequent to the end of the first quarter of fiscal 2014, the Company redeemed 6,449 Class B Shares with an approximate redemption value of $2.0 million and 36,478 Class E Shares with an approximate redemption value of $3.6 million.

Our obligations to repay a Member’s Required Deposit on termination of Member status (once the Member’s obligations to us have been satisfied) is reported as a long-term liability within “Members’ and Non-Members’ deposits” on our consolidated condensed balance sheets. Excess Deposits are not subordinated to our other obligations and are reported as short-term liabilities within “Members’ deposits and estimated patronage dividends” on our consolidated condensed balance sheets. At December 28, 2013 and September 28, 2013, we had $6.6 million and $5.8 million, respectively, in “Members’ and Non-Members’ deposits” and $12.1 million and $11.7 million, respectively, in “Members’ deposits and estimated patronage dividends” (of which $10.8 million and $10.5 million, respectively, represented Excess Deposits).

We believe that the combination of cash flows from operations, current cash balances and available lines of credit will be sufficient to service our debt, redeem Members’ capital shares, make income tax payments and meet our anticipated needs for working capital and capital expenditures through at least the next five fiscal years.

CASH FLOW

We generated positive cash flow from investing and financing activities during the thirteen week 2014 Period. Cash from investing and financing activities was used for operating activities, including investing in our infrastructure. We also reinvested proceeds from maturing investments.

As a result of these activities, net cash, consisting of cash and cash equivalents, increased by $8.0 million to $16.9 million as of December 28, 2013 compared to $8.9 million as of September 28, 2013.

The following table summarizes the impact of operating, investing and financing activities on our cash flows for the thirteen week 2014 and 2013 Periods:

(dollars in thousands)
Summary of Net Increase in Total Cash	2014	2013	Difference
Cash (utilized) provided by operating activities	$(4,921)	$13,737	$(18,658)
Cash provided (utilized) by investing activities	3,807	(9,234)	13,041
Cash provided (utilized) by financing activities	9,044	(829)	9,873

Total increase in cash	$7,930	$3,674	$4,256

Net cash flows from operating, investing and financing activities increased by $4.3 million, resulting in an $8.0 million increase in cash for the 2014 Period compared to an increase of $3.7 million in cash for the 2013 Period. The increase in net cash flow for the 2014 Period consisted of cash provided by investing activities of $3.8 million and financing activities of $9.1 million, offset by cash utilized by operating activities of $4.9 million. The primary factors contributing to the changes in cash flow are discussed below. At December 28, 2013 and September 28, 2013, working capital was $171.6 million and $150.8 million, respectively, and the current ratio was 1.6 and 1.5 at December 28, 2013 and September 28, 2013, respectively.

Operating Activities:    Net cash utilized by operating activities increased by $18.6 million to $4.9 million utilized in the 2014 Period compared to $13.7 million provided in the 2013 Period. The increase in cash utilized by operating activities compared to the 2013 Period was attributable to (1) an increase between the periods in cash used to fund pension plan contributions of $0.8 million, (2) an increase in accounts receivable between the periods of $2.0 million, (3) a decrease between the periods in net cash flows related to decreased inventories of $8.4 million, (4) an increase between the periods in cash used to pay accounts payable and accrued liabilities of $15.4 million and (5) a decrease in long-term liabilities, other between the periods of $0.8 million, primarily attributable to a decrease in pension and postretirement liabilities. The foregoing increases of $27.4 million in cash utilized were partially offset by (1) an increase in net earnings between the periods of $2.9 million, (2) an adjustment in the 2013 Period to reconcile net earnings (loss) to net cash (utilized) provided by operating activities of $2.7 million related to the curtailment gain for other postretirement benefit plans, (3) a decrease between the periods related to prepaid expenses of $2.7 million and (4) an increase between the periods in net cash provided by other operating activities of $0.5 million.

Investing Activities:    Net cash provided by investing activities increased by $13.0 million to $3.8 million provided in the 2014 Period compared to cash utilized of $9.2 million in the 2013 Period. The increase in cash provided by investing activities during the 2014 Period as compared to the 2013 Period was due mainly to (1) a decrease in capital expenditures between the periods of $3.6 million, (2) an increase of $10.0 million in net investment activities by our insurance subsidiaries, consisting of the purchase and sale of securities to replace maturing investments in their portfolios and (3) an increase in cash provided by net notes receivable activities of $3.1 million, reflecting normal fluctuation in loan activity to Members for their inventory and equipment financing, offset by an increase in other assets between the periods of $3.7 million, primarily related to the changes in value between the periods of our mutual fund and life insurance policy assets. Spending on future investing activities is expected to be funded by existing cash balances, cash generated from operations or additional borrowings.

Financing Activities:    Net cash provided by financing activities was $9.1 million for the 2014 Period compared to cash utilized of $0.8 million in the 2013 Period. The net increase of $9.9 million in cash provided by financing activities for the 2014 Period as compared to the 2013 Period was due to an increase in cash provided of $5.6 million related to higher revolver borrowings, reduced by notes payable repayments and payments of deferred financing fees in the 2014 Period. See “Outstanding Debt and Other Financing Arrangements” for further discussion regarding our credit facilities and financing arrangements. In addition, cash provided by Member investment and share activity increased by $4.3 million. Financing to meet future capital spending requirements is expected to be provided by our continuing operating cash flow or additional borrowings.

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

CONTRACTUAL OBLIGATIONS AND COMMERCIAL COMMITMENTS

Other than items discussed below in “Outstanding Debt and Other Financing Arrangements,” there have been no material changes in our contractual obligations and commercial commitments outside the ordinary course of our business during the thirteen week period ended December 28, 2013. See “Contractual Obligations and Commercial Commitments” discussed in Part II, Item 7. “Management’s Discussion and Analysis of Financial Condition and Results of Operations” of our Annual Report on Form 10-K for the year ended September 28, 2013 for additional information.

OUTSTANDING DEBT AND OTHER FINANCING ARRANGEMENTS

Other than discussed below, there have been no material changes in our outstanding debt and other financing arrangements outside the ordinary course of our business during the thirteen week period ended December 28, 2013. Amounts outstanding related to our secured revolving credit agreements, senior secured notes and other debt agreements are disclosed below. See “Credit Facilities” and “Outstanding Debt and Other Financing Arrangements” discussed in Part II, Item 7, “Management’s Discussion and Analysis of Financial Condition and

Results of Operations” and Note 5 “Notes Payable” of “Notes to Consolidated Financial Statements” in Part II, Item 8, “Financial Statements and Supplementary Data” of our Annual Report on Form 10-K for the year ended September 28, 2013 for additional information.

Secured Revolving Credit Agreements

Credit Agreement

We are party to an Amended and Restated Credit Agreement dated as of June 28, 2013 (the “Credit Agreement”), among the Company, the lenders party thereto, Wells Fargo Bank, National Association, as administrative agent, and the other agents party thereto. The Credit Agreement amends and restates the existing credit agreement dated as of October 8, 2010, as amended, restated, supplemented or otherwise modified from time to time prior to June 28, 2013. The Credit Agreement provides for a revolving credit facility with total commitments in the principal amount of $275 million (the “Revolver”) and a term loan in the amount of $40.9 million (the “Term Loan”). Borrowings under the Revolver may be made as revolving loans, swing line loans or letters of credit. Certain capitalized terms used in this description of the Credit Agreement have the meanings given to them in the Credit Agreement.

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

Our outstanding revolver borrowings under the Credit Agreement increased to $154.6 million at December 28, 2013 (Eurodollar and Base Rate Loans at a blended average rate of 2.21% per annum) from $144.5 million at September 28, 2013 (Eurodollar and Base Rate Loans at a blended average rate of 1.97% per annum), with access to approximately $120.4 million of additional capital available under the Credit Agreement (based on the amounts indicated above and subject to applicable reserves and borrowing base limitations) to fund our continuing operations and capital spending requirements for the foreseeable future. Our outstanding term loan borrowings under the Credit Agreement were $39.2 million at December 28, 2013 (Eurodollar and Base Rate Loans at a blended average rate of 2.19% per annum) and $40.2 million at September 28, 2013 (Eurodollar and Base Rate Loans at a blended average rate of 2.20% per annum). As of December 28, 2013, we are in compliance with all applicable covenants of the Credit Agreement. While we are currently in compliance with all required covenants and expect to remain in compliance, this does not guarantee that we will remain in compliance in future periods.

Subsidiary Financing Arrangement

Our wholly-owned finance subsidiary, Grocers Capital Company (“GCC”), is party to a Loan and Security Agreement, dated as of September 24, 2010, and then amended on September 19, 2013 (the “GCC Loan Agreement,” as amended), by and among GCC, the lenders party thereto, and California Bank & Trust, as Arranger and

Administrative Agent. The GCC Loan Agreement provides for a revolving credit facility with total commitments in the principal amount of $15 million. Borrowings under the GCC Loan Agreement may not exceed 80% of GCC’s eligible notes receivable (certain notes receivable restricted to 50%), less any reserves as may be established by the Agent. The GCC Loan Agreement matures on March 24, 2014. Borrowings under the GCC Loan Agreement are utilized to fund loans to our customers and for GCC’s general corporate purposes, including customary financing and operating activities.

GCC had revolving loan borrowings of $4.0 million, bearing an interest rate of 4.00% (3.25% prime plus 0.75% interest rate margin), outstanding at both December 28, 2013 and September 28, 2013. As of December 28, 2013, we are in compliance with all applicable covenants of the GCC Loan Agreement. While we are currently in compliance with all required covenants and expect to remain in compliance, this does not guarantee that we will remain in compliance in future periods.

Senior Secured Notes

We are party to a Senior Note Agreement with the Noteholders and John Hancock, collectively the Hancock Debt, which originally consisted of three tranches of senior debt: $46.0 million, $40.0 million and $25.0 million with interest rates of 6.421%, 7.157% and 6.82%, respectively. On June 28, 2013, we entered into the seventh amendment (“Seventh Amendment”) to the Senior Note Agreement. Certain capitalized terms used in this description of the Seventh Amendment have the meanings given to them in the Seventh Amendment. The Seventh Amendment releases the liens held by the Noteholders on certain real properties (the mechanized distribution center in Commerce, California and the dairy facility in Los Angeles, California) of the Company, provides for modifications to and deletions of certain financial covenants, including the deletion of a financial covenant that had been previously provided for relating to the maximum permitted Indebtedness to Consolidated EBITDAP Ratio. The released properties now are collateral security for the lenders party to the Credit Agreement. The Seventh Amendment increased the fixed interest rate, effective July 1, 2013, for the Tranche A Notes to 7.907% per annum until the maturity date. The fixed interest rate for the unpaid portion of the Tranche B Notes, effective July 1, 2013, increased to 7.171% per annum until the maturity date. At the January 1, 2016 maturity date, a balloon payment of $45.6 million is due.

At December 28, 2013 and September 28, 2013, respectively, we had a total of $50.7 million and $51.4 million outstanding in Hancock Debt. As of December 28, 2013, we were in compliance with all applicable covenants in the Senior Note Agreement. While we are currently in compliance with all required covenants and expect to remain in compliance, this does not guarantee that we will remain in compliance in future periods.

Other Debt Agreements

During fiscal 2013, we entered into three note and security agreements for the purchase of tractors. These agreements bear interest at a rate of 2.2% and mature in fiscal 2018. At December 28, 2013 and September 28, 2013, respectively, the outstanding loan balance under the three agreements totaled $2.6 million and $2.7 million.

REDEMPTION OF CAPITAL STOCK

Our Articles of Incorporation and Bylaws provide that the Board has the absolute discretion to repurchase, or not repurchase, any Class A, Class B or Class E Shares of any outgoing Member regardless of when the membership terminated, and any Class B Shares in excess of the Class B Share Requirement held by a current Member, whether or not the shares have been tendered for repurchase and regardless of when the shares were tendered. The Board considers the redemption of eligible Class A Shares at each board meeting. All other shares eligible for redemption are considered by the Board on an annual basis, usually in December. Class E Shares will only be redeemed upon approval of the Board or upon sale or liquidation of the Company. The Class E Shares become eligible for redemption at the discretion of the Board at a price of $100 per share ten years after their issuance date, with the outstanding Class E Shares becoming eligible for redemption between the end of fiscal 2013 and the end of fiscal 2018. The following table presents our redemption of shares during the thirteen weeks ended December 28, 2013:

Share Class	Date of Redemption	Number of Shares Redeemed	Approximate Value of Shares Redeemed
A	December 19, 2013	350	$ 0.1 million
A	December 24, 2013	1,050	$ 0.3 million

See Part I, Item 1. “Business – Capital Shares – Classes of Shares” and Part I, Item 1. “Business – Capital Shares – Redemption of Class A, Class B and Class E Shares” of our Annual Report on Form 10-K for the year ended September 28, 2013 for additional information.

PENSION AND POSTRETIREMENT BENEFIT PLANS

We sponsor a cash balance plan (“Unified Cash Balance Plan”). The Unified Cash Balance Plan is a noncontributory defined benefit pension plan covering substantially all of our employees who are not subject to a collective bargaining agreement. Under the Unified Cash Balance Plan, participants are credited with an annual accrual based on their years of service with us. Our funding policy is to make contributions to the Unified Cash Balance Plan in amounts that are at least sufficient to meet the minimum funding requirements of applicable laws and regulations, but no more than amounts deductible for federal income tax purposes. All of our qualifying employees not subject to a collective bargaining agreement accrue benefits pursuant to the Unified Cash Balance Plan. We also sponsor an Executive Salary Protection Plan (“ESPPIII”) for our executive officers that provides supplemental post-termination retirement income based on each participant’s salary and years of service as an officer with us. This plan was amended in December 2012 to close the plan to new entrants as of September 30, 2012. We have provided for our obligation to plan participants in a rabbi trust (not considered plan assets for actuarial valuation purposes), consisting primarily of life insurance policies tied to underlying investments in the equity market (reported at cash surrender value) and mutual fund assets consisting of various publicly-traded mutual funds (reported at estimated fair value based on quoted market prices).

We sponsor a supplemental retirement plan for a select group of management or highly compensated employees that are at the Vice President level and above of the Company under the Unified Grocers, Inc. Supplemental Executive Retirement Plan (the “SERP”). This plan was established to replace the ESPPIII, which has been frozen. The SERP is a non-qualified defined contribution type plan that provides participating officers with supplemental retirement income in addition to the benefits provided under our Cash Balance and 401(k) plans.

We sponsor other postretirement benefit plans that provide certain medical coverage to retired non-union employees and officers and provide unused sick leave benefits for certain eligible non-union and union employees. Those plans are not funded.

Our net periodic benefit plan expense (credit) for our combined pension and other postretirement benefits was approximately $(0.1) million and $1.9 million (including a one-time curtailment gain of $2.7 million related to our Retiree Medical Plan) for the thirteen weeks ended December 28, 2013 and December 29, 2012, respectively.

We expect to make estimated minimum contributions to the Unified Cash Balance Plan totaling $11.3 million during fiscal 2014, which is comprised of $4.8 million for the 2014 plan year and $6.5 million for the 2013 plan year. At our discretion, we may contribute in excess of these amounts. Additional contributions, if any, will be based, in part, on future actuarial funding calculations and the performance of plan investments. We contributed zero and $1.8 million to the Unified Cash Balance Plan during the thirteen weeks ended December 28, 2013 for the 2014 and 2013 plan years, respectively.

We made no benefit payments to participants in the ESPPIII during the thirteen weeks ended December 28, 2013. However, we expect to make benefit payments of $3.4 million to participants in the ESPPIII during the remainder of the 2014 plan year.

Benefit expense for the SERP is accrued under the assumption that all participants in the SERP will achieve full vesting (five years of service). As of December 28, 2013, we accrued $0.9 million in SERP expense (recorded in long-term liabilities, other in our consolidated condensed balance sheets). See Note 5 of “Notes to Consolidated Condensed Financial Statements – Unaudited” in Part I, Item 1, “Financial Statements (Unaudited)” of this Quarterly Report on Form 10-Q and Item 5.02. “Compensatory Arrangements of Certain Officers” of our Current Report on Form 8-K, filed on May 14, 2013, for additional discussion.

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

We have an increasingly concentrated customer base, which has in the past reduced, and may continue in the future to reduce, our margins and expose us to an increase in risk concentration, including in the areas of credit risk and the sudden loss of significant customer business.    Our operating results are highly dependent upon maintaining or growing our sales to our customers. Our largest customer, Smart & Final, Inc., a Non-Member customer, constituted approximately 14% of our total net sales for the thirteen week period ended December 28, 2013. In recent years, we have seen our sales become increasingly concentrated with our large customers, with our top ten customers having increased from 42% of our total net sales in fiscal 2008 to 47% of our total net sales in fiscal 2013. Our top ten customers constituted approximately 48% of our total net sales for the thirteen week period ended December 28, 2013. A significant loss in membership or volume by one of our larger customers could have a sudden and material adverse effect on our operating results. For example, in the third quarter of fiscal 2011, we lost one of our top ten customers who represented $144.9 million in net sales for the fifty-two weeks immediately preceding the date they ceased purchasing from us. Between fiscal 2011 and fiscal 2012, this resulted in a loss of $87.2 million in annual net sales, or 2% of total net sales in fiscal 2012. We have also experienced an overall decline in the number of Members every year since the end of fiscal 2008. Since then, the number of Members has declined from 520 to 389 at the end of fiscal 2013, an average decline of 5.6% per year in our membership base. We believe this decline has been due to a number of factors, including smaller-volume retailers deciding to conduct business with us as Non-Members, Members discontinuing operations due to competition they face or challenging economic conditions, Members consolidating with other Members and Members choosing other wholesale distributors.

Any other such loss of a large customer, the loss of a number of smaller customers or the continued erosion of our membership base, could have a material and adverse effect on our net sales. In addition, to the extent we have suffered and may in the future suffer a decline in net sales, our margins and profitability have been and will be further negatively impacted to the extent we are unable to correspondingly reduce our fixed costs, such as warehouses, equipment and headcount. As it is difficult to quickly make significant reductions in fixed costs, if we were to suffer a significant and rapid decline in our net sales, such as from the loss of one or more significant customers, our margins and profitability may be adversely impacted, we may incur losses and our business, financial condition and results of operations could suffer.

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

We are also exposed to concentrations of credit risk related primarily to trade receivables, notes receivable and lease guarantees for certain Members. Our ten customers with the largest accounts receivable balances accounted for approximately 39% of total accounts receivable at both December 28, 2013 and September 28, 2013. These concentrations of credit risk may be affected by changes in economic or other conditions affecting the western United States, particularly Arizona, California, Nevada, Oregon and Washington. We could suffer losses as a result of our concentrated credit risk in the event of a significant adverse change in economic or other conditions.

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

The requirement that Members invest in our shares and/or make Required Deposits, and the lack of liquidity with respect to such investments and Required Deposits, may make attracting new Members difficult and may cause existing Members to withdraw from membership.    Members are required to meet specific requirements,

which include ownership of our capital shares and may include required cash deposits. These investments by Members are a principal source of our capital, and for the thirteen weeks ended December 28, 2013, approximately 76% of our net sales were to Members. We compete with other wholesale suppliers who are not structured as cooperatives and therefore have no investment requirements for customers. Our requirements to purchase shares or maintain cash deposits may become an obstacle to retaining existing business and attracting new business. For a discussion of required Member equity investments and deposits, see Part I, Item 1, “Business – Capital Shares” and Part I, Item 1, “Business – Customer Deposits” of our Annual Report on Form 10-K for the year ended September 28, 2013.

Our Bylaws give the Board complete discretion with respect to the redemption of shares held by terminated Members and excess shares held by Members. Our redemption policy currently provides that the number of Class B Shares that we may redeem in any fiscal year is limited to no more than 5% of the outstanding Class B Shares (after patronage dividends payable in Class B Shares). During the second quarter of fiscal 2014, we redeemed 6,449 Class B Shares, leaving 72,327 Class B Shares, or 17% of our outstanding Class B Shares at the close of fiscal 2013, that have been tendered for redemption but not yet redeemed. This percentage has steadily increased in recent years, from 16% and 15% of our outstanding Class B Shares at the close of fiscal 2012 and 2011, respectively, as we have had an increase in the number of shares our Members have sought to redeem and we have redeemed less than the 5% limit in fiscal 2013, 2012 and 2011. The increase in the number of shares our Members have sought to redeem has been driven by our having an overall decline in the number of Members every year since the end of fiscal 2008. Since then, the number of Members has declined from 520 to 389 at the end of fiscal 2013, an average decline of 5.6% per year in our membership base. Our annual redemption rate has been less than the 5% limit in recent years due in significant part to our Board deciding to conserve capital during years of limited profit or a net loss. Based on our recent history of redemptions as compared to the number of shares tendered for redemption, Members seeking to redeem shares may be required to wait a number of years. Members may have even less liquidity with respect to shares in Unified should the Board, in its discretion, cease redemptions of stock. See Part II, Item 8, “Financial Statements and Supplementary Data – Notes 10 and 18” of our Annual Report on Form 10-K for the year ended September 28, 2013 for recent redemption activity and the number of outstanding shares tendered for redemption but which have not yet been redeemed. Furthermore, required cash deposits are contractually subordinated and subject to the prior payment in full of our senior indebtedness. For a discussion of the limitations on the redemption of capital shares and the subordination of cash deposits, see Part I, Item 1, “Business – Capital Shares – Redemption of Class A, Class B and Class E Shares,” Part I, Item 1, “Business – Customer Deposits” and Part I, Item 1, “Business – Pledge of Shares and Guarantees” of our Annual Report on Form 10-K for the year ended September 28, 2013. These limitations on our obligation to redeem capital shares or repay the cash deposits of Members may cause Members to withdraw from membership or potential Members to not become Members.

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

We may not have adequate financial resources to fund our operations.    We rely primarily upon cash flow from our operations and Member investments to fund our operating activities. In the event that these sources of cash are not sufficient to meet our requirements, additional sources of cash are expected to be obtained from our credit facilities to fund our daily operating activities. Our senior secured notes, which expire on January 1, 2016, and our revolving credit agreement, which expires on the earlier of June 28, 2018, or 90 days prior to the scheduled January 1, 2016 maturity (as such maturity may be extended) of our senior secured notes, require compliance with various covenants. Additionally, the senior secured notes contain certain financial ratios, including fixed charge coverage and debt to capital, and various other covenants. See Note 5 of Notes to Consolidated Financial Statements in Part II, Item 8, “Financial Statements and Supplementary Data” of our Annual Report on Form 10-K for the year ended September 28, 2013 and “Outstanding Debt and Other Financing Arrangements” in this Quarterly Report on Form 10-Q for additional information. While we are currently in compliance with all required covenants and expect to remain in compliance, this does not guarantee we will remain in compliance in future periods.

As of December 28, 2013, we believe we have sufficient cash flow from operations and availability under the revolving credit agreement to meet our operating needs, capital spending requirements and required debt repayments through June 28, 2018. However, if access to operating cash or to the revolving credit agreement becomes restricted, or if the revolving credit agreement expires before June 28, 2018, we may be compelled to seek alternate sources of cash. We cannot assure that alternate sources will provide cash on terms favorable to us or at all. Consequently, the inability to access alternate sources of cash on terms similar to our existing agreement could adversely affect our operations.

The value of our benefit plan assets and liabilities is based on estimates and assumptions, which may prove inaccurate.    Our non-union employees participate in a Company sponsored defined benefit pension plan and Company sponsored postretirement benefit plans. Certain eligible union and non-union employees participate in separate plans providing payouts for unused sick leave. Our officers also participate in a Company sponsored Executive Salary Protection Plan III (“ESPPIII”), which provides additional post-termination retirement income based on each participant’s salary and years of service as an officer of the Company. The postretirement plans provide medical benefits for retired non-union employees, life insurance benefits for retired non-union employees for which active non-union employees are no longer eligible and lump-sum payouts for unused sick days covering certain eligible union and non-union employees. Liabilities for the ESPPIII and postretirement plans are not funded. We account for these benefit plans in accordance with ASC Topic 715, “Compensation – Retirement Benefits” and ASC Topic 712, “Compensation – Nonretirement Postemployment Benefits,” which require us to make actuarial assumptions that are used to calculate the carrying value of the related assets, where applicable, and liabilities and the amount of expenses to be recorded in our consolidated financial statements. Assumptions include the expected return on plan assets, discount rates, health care cost trend rate, projected life expectancies of plan participants and anticipated salary increases. While we believe the underlying assumptions are appropriate, the carrying value of the related assets and liabilities and the amount of expenses recorded in the consolidated financial statements could differ if other assumptions are used. See Notes 11 and 12 of Notes to Consolidated Financial Statements in Part II, Item 8, “Financial Statements and Supplementary Data” of our Annual Report on Form 10-K for the year ended September 28, 2013 for additional information.

The credit and liquidity crisis in the United States and throughout the global financial system triggered substantial volatility in the world financial markets and banking system. As a result, the investment portfolio of the Unified Cash Balance Plan incurred a significant decline in fair value during fiscal 2008. The value of the plan’s investment portfolio increased during fiscal 2009 and 2010, declined in fiscal 2011, increased in fiscal 2012 and 2013, and increased for the thirteen weeks ended December 28, 2013. The values of the plan’s individual investments have and will fluctuate in response to changing market conditions, and the amount of gains or losses that will be recognized in subsequent periods, if any, cannot be determined.

Authoritative accounting guidance may necessitate companies who issue and redeem shares based on book value to redefine the method used to value their shares.    Authoritative accounting guidance that requires

adjustments to shareholders’ equity has the potential to impact companies whose equity securities are issued and redeemed at book value (“book value companies”) disproportionately more than companies whose share values are market-based (“publicly traded”). While valuations of publicly traded companies are primarily driven by their income statement and cash flows, the traded value of the shares of book value companies, however, may be immediately impacted by adjustments affecting shareholders’ equity upon implementation. Therefore, such guidance may necessitate companies who issue and redeem shares based on book value to redefine the method used to value their shares. As such, we modified our Exchange Value Per Share calculation to exclude accumulated other comprehensive earnings (loss) from Book Value (see Part II, Item 6, “Selected Financial Data” of our Annual Report on Form 10-K for the year ended September 28, 2013 for additional information on the calculation of the Exchange Value Per Share), thereby excluding the potentially volatile impact that (1) ASC Topic 715-20, “Compensation – Retirement Benefits – Defined Benefit Plans – General” and (2) changes in unrealized gains and losses, net of taxes, on available for sale investments would have on shareholders’ equity and Exchange Value Per Share.

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

Members’ Class A, Class B and Class E Shares are subject to risk of loss.    Class A and Class B Shares are purchased and sold at purchase prices equal to the Exchange Value Per Share at the close of the last fiscal year end prior to the date the shares are purchased or tendered for redemption. Class E Shares become eligible for redemption at the discretion of the Board at a price of $100 per share ten years after their issuance date, with the outstanding Class E Shares becoming eligible for redemption between the end of fiscal 2013 and the end of fiscal 2018. If a Member were to sell shares at a price that is less than the price at which the shares were purchased, the Member would lose all or a portion of its investment in the Class A, Class B or Class E Shares. See “OFFERING OF CLASS A, CLASS B AND CLASS E SHARES” in our Post-Effective Amendment No. 2 to Registration Statement on Form S-1 filed on January 30, 2014, with respect to our offering of Class A, Class B and Class E Shares for further information.

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

Our discussion and analysis of our financial condition and results of operations are based upon our consolidated condensed financial statements. On an ongoing basis, we evaluate our estimates, including those related to allowances for doubtful accounts, lease loss reserves, investments, goodwill and intangible assets, long-lived assets, income taxes, insurance reserves, pension and postretirement benefits and contingencies and litigation. We base our estimates on historical experience and on various other assumptions and factors that we believe to be reasonable under the circumstances. Based on our ongoing review, we make adjustments we consider appropriate under the facts and circumstances. The accompanying consolidated condensed financial statements are prepared using the same critical accounting policies and estimates discussed in Part II, Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations” of our Annual Report on Form 10-K for the fiscal year ended September 28, 2013.

RECENTLY ADOPTED AND RECENTLY ISSUED AUTHORITATIVE ACCOUNTING GUIDANCE

Refer to Note 10 of “Notes to Consolidated Condensed Financial Statements – Unaudited” in Part I, Item 1, “Financial Statements (Unaudited)” of this Quarterly Report on Form 10-Q for management’s discussion of recently adopted and recently issued authoritative accounting guidance and their expected impact, if any, on our consolidated condensed financial statements.

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

The following discussion of the market risks we face contains forward-looking statements. Forward-looking statements are subject to risks and uncertainties. Actual results could differ materially from those discussed in the forward-looking statements. See “Quantitative and Qualitative Disclosures About Market Risk” discussed in Part II, Item 7A of our Annual Report on Form 10-K for the year ended September 28, 2013 for additional information.

We are subject to interest rate changes on certain of our notes payable under our credit agreements that may affect the fair value of the notes payable, as well as cash flow and earnings. Based on the notes payable outstanding at December 28, 2013 and the current market condition, a one percent change in the applicable interest rates would impact our annual cash flow and pretax earnings by approximately $1.9 million. See Note 2 of “Notes to Consolidated Condensed Financial Statements – Unaudited” in Part I, Item 1, “Financial Statements (Unaudited)” for additional discussion regarding the fair value of notes payable.

We are exposed to credit risk on accounts receivable through the ordinary course of business and we perform ongoing credit evaluations. Concentration of credit risk with respect to accounts receivable is limited due to the nature of our customer base (i.e., primarily Members). We currently believe our allowance for doubtful accounts is sufficient to cover customer credit risks.

The majority of our investments are held primarily by two of our insurance subsidiaries, and includes obligations of U.S. government corporations and agencies, high quality investment grade corporate bonds, U.S. government treasury securities, U.S. state and municipal securities and common equity securities. The investments held by our insurance subsidiaries, excluding the common equity securities, are generally not actively traded and are valued based upon inputs including quoted prices for identical or similar assets. Collectively, the estimated fair value or market value of these investments declined below their cost during the thirteen weeks ended December 28, 2013, although the decrease in value of these investments is deemed by management to be temporary in nature.

Life insurance and mutual fund assets with values tied to the equity markets are impacted by overall market conditions. During the thirteen weeks ended December 28, 2013, net earnings and net comprehensive earnings experienced an increase corresponding to the increase in life insurance and mutual fund assets, respectively.

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

Changes in internal controls over financial reporting.    Our management, with the participation of our CEO and CFO, has evaluated any changes in our internal control over financial reporting that occurred during the most recent fiscal quarter. Based on that evaluation, our management concluded that no change in our internal control over financial reporting (as defined in Rule 13a-15(f) under the Securities Exchange Act of 1934) occurred during the quarter ended December 28, 2013 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

There are no material changes from risk factors as previously disclosed in our Annual Report on Form 10-K for the fiscal year ended September 28, 2013, filed on December 13, 2013. Refer to “Risk Factors” in Part I, Item 2 of this Quarterly Report on Form 10-Q for discussion of our risk factors.

ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

COMPANY PURCHASES OF EQUITY SECURITIES

Period	Total Number of Shares Purchased	Average Price Paid Per Share
September 29, 2013 – October 26, 2013	— Shares	$—
October 27, 2013 – November 23, 2013	— Shares	$—
November 24, 2013 – December 28, 2013	1,400 Class A Shares	$288.65

Total	1,400 Shares	$288.65

Refer to “Redemption of Capital Stock” in Part I, Item 2 of this Quarterly Report on Form 10-Q for discussion of our share redemptions.

ITEM 3.	DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4.	MINE SAFETY DISCLOSURES

Not applicable.

ITEM 5.	OTHER INFORMATION

None.

ITEM 6.	EXHIBITS

(a)	Exhibits

31.1*	Chief Executive Officer Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2*	Chief Financial Officer Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1*	Chief Executive Officer Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2*	Chief Financial Officer Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

99.1*(**)	Addendum to the Unified Grocers, Inc. Officer Retiree Medical Plan, amended as of May 31, 2013.

99.2*(**)	Unified Grocers, Inc. Officer Retiree Health Reimbursement Arrangement, effective June 1, 2013.

101.INS*	XBRL Instance Document.

101.SCH*	XBRL Taxonomy Extension Schema Document.

101.CAL*	XBRL Taxonomy Extension Calculation Linkbase Document.

101.DEF*	XBRL Taxonomy Extension Definition Linkbase Document.

101.LAB*	XBRL Taxonomy Extension Label Linkbase Document.

101.PRE*	XBRL Taxonomy Extension Presentation Linkbase Document.

*	Filed herein.
**	Management contract or compensatory plan or arrangement.

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

Dated: February 4, 2014