Form 10-Q
period 2014-03-29
UNIFIED GROCERS, INC.
filed 2014-05-07
CIK 320431

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR	THE QUARTERLY PERIOD ENDED MARCH 29, 2014

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

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

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date. As of April 26, 2014, the number of shares outstanding was:

Class A: 134,400 shares; Class B: 412,125 shares; Class C: 15 shares; Class E: 212,498 shares

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS (UNAUDITED)

Unified Grocers, Inc. and Subsidiaries

Consolidated Condensed Balance Sheets – Unaudited

(dollars in thousands)

	March 29, 2014	September 28, 2013
Assets

Current assets:
Cash and cash equivalents	$12,671	$8,974
Accounts and current portion of notes receivable, net of allowances of $3,762 and $3,558 at March 29, 2014 and September 28, 2013, respectively	179,819	185,874
Inventories	250,550	251,243
Prepaid expenses and other current assets	8,428	10,770
Deferred income taxes	5,558	5,558

Total current assets	457,026	462,419
Properties and equipment, net	169,027	171,730
Investments	93,328	92,139
Notes receivable, less current portion and net of allowances of $ – and $43 at March 29, 2014 and September 28, 2013, respectively	17,131	21,890
Goodwill	37,846	37,846
Other assets, net	141,246	127,358

Total Assets	$915,604	$913,382

Liabilities and Shareholders’ Equity

Current liabilities:
Accounts payable	$201,285	$220,031
Accrued liabilities	66,989	68,564
Current portion of notes payable	19,392	11,287
Members’ deposits and estimated patronage dividends	12,578	11,692

Total current liabilities	300,244	311,574
Notes payable, less current portion	251,008	231,531
Long-term liabilities, other	188,216	183,842
Members’ and Non-Members’ deposits	6,936	5,789
Commitments and contingencies

Shareholders’ equity:
Class A Shares: 500,000 shares authorized, 134,400 and 137,550 shares outstanding at March 29, 2014 and September 28, 2013, respectively	25,098	25,672
Class B Shares: 2,000,000 shares authorized, 411,420 and 431,037 shares outstanding at March 29, 2014 and September 28, 2013, respectively	75,083	78,554
Class E Shares: 2,000,000 shares authorized, 212,498 and 251,403 shares outstanding at March 29, 2014 and September 28, 2013, respectively	21,250	25,140
Retained earnings – allocated	55,467	56,909
Retained earnings – non-allocated	6,864	6,864

Total retained earnings	62,331	63,773
Receivable from sale of Class A Shares to Members	(152)	(213)
Accumulated other comprehensive loss	(14,410)	(12,280)

Total shareholders’ equity	169,200	180,646

Total Liabilities and Shareholders’ Equity	$915,604	$913,382

The accompanying notes are an integral part of these statements.

Unified Grocers, Inc. and Subsidiaries

Consolidated Condensed Statements of Earnings (Loss) – Unaudited

(dollars in thousands)

	Thirteen Weeks Ended		Twenty-Six Weeks Ended
	March 29, 2014	March 30, 2013	March 29, 2014	March 30, 2013
Net sales (gross billings including vendor direct arrangements were $919,310 and $885,066 for the thirteen weeks ended March 29, 2014 and March 30, 2013 and $1,898,463 and $1,838,480 for the twenty-six weeks ended March 29, 2014 and March 30, 2013, respectively)	$893,608	$876,976	$1,848,327	$1,822,987
Cost of sales	820,900	804,743	1,700,262	1,674,523
Distribution, selling and administrative expenses	70,040	72,870	136,122	144,214

Operating income (loss)	2,668	(637)	11,943	4,250
Interest expense	(2,790)	(3,415)	(5,647)	(6,606)

Earnings (loss) before estimated patronage dividends and income taxes	(122)	(4,052)	6,296	(2,356)
Estimated patronage dividends	(2,483)	(2,428)	(4,871)	(4,964)

Earnings (loss) before income taxes	(2,605)	(6,480)	1,425	(7,320)
Income taxes	894	1,915	(347)	2,668

Net earnings (loss)	$(1,711)	$(4,565)	$1,078	$(4,652)

The accompanying notes are an integral part of these statements.

Unified Grocers, Inc. and Subsidiaries

Consolidated Condensed Statements of Comprehensive (Loss) Earnings – Unaudited

(dollars in thousands)

	Thirteen Weeks Ended		Twenty-Six Weeks Ended
	March 29, 2014	March 30, 2013	March 29, 2014	March 30, 2013
Net earnings (loss)	$(1,711)	$(4,565)	$1,078	$(4,652)
Other comprehensive (loss) earnings, net of income taxes:
Unrealized net holding gain (loss) on investments, net of income tax expense (benefit) of $57 and $110 for the thirteen weeks ended March 29, 2014 and March 30, 2013 and $(211) and $(458) for the twenty-six weeks ended March 29, 2014 and March 30, 2013, respectively	107	203	(408)	(857)
Defined benefit pension plans and other postretirement benefit plans: Changes in unrecognized prior service costs (credits) during the period, and changes in unrecognized gains and losses, net of income tax (benefit) expense of $(470) and $ – for the thirteen weeks ended March 29, 2014 and March 30, 2013 and $(940) and $9,538 for the twenty-six weeks ended March 29, 2014 and March 30, 2013, respectively	(861)	—	(1,722)	17,466

Comprehensive (loss) earnings	$(2,465)	$(4,362)	$(1,052)	$11,957

The accompanying notes are an integral part of these statements.

Unified Grocers, Inc. and Subsidiaries

Consolidated Condensed Statements of Cash Flows – Unaudited

(dollars in thousands)

	Twenty-Six Weeks Ended
	March 29, 2014	March 30, 2013
Cash flows from operating activities:
Net earnings (loss)	$1,078	$(4,652)
Adjustments to reconcile net earnings (loss) to net cash (utilized) provided by operating activities:
Depreciation and amortization	13,353	12,809
Provision for doubtful accounts	512	658
(Gain) loss on sale of properties and equipment	(35)	12
Gain on curtailment of other postretirement benefit plans	—	(2,685)
Pension contributions	(3,612)	(2,623)
(Increase) decrease in assets:
Accounts receivable	(826)	(2,298)
Inventories	693	23,623
Prepaid expenses and other current assets	2,342	1,183
Increase (decrease) in liabilities:
Accounts payable	(18,840)	(9,331)
Accrued liabilities	(1,575)	3,918
Long-term liabilities, other	(1,980)	4,649

Net cash (utilized) provided by operating activities	(8,890)	25,263

Cash flows from investing activities:
Purchases of properties and equipment	(4,222)	(6,526)
Purchases of securities and other investments	(44,554)	(24,325)
Proceeds from maturities or sales of securities and other investments	44,068	22,926
Origination of notes receivable	(699)	(5,370)
Collection of notes receivable	2,743	2,444
Proceeds from sales of properties and equipment	34	56
Increase in other assets	(7,803)	(8,063)

Net cash utilized by investing activities	(10,433)	(18,858)

Cash flows from financing activities:
Net borrowings (repayments) under secured revolving credit agreements	31,200	(3,100)
Borrowings under notes payable	—	3,318
Repayments of notes payable	(3,618)	(2,173)
Payment of deferred financing fees	(122)	(238)
Increase in Members’ deposits and estimated patronage dividends	886	287
Increase (decrease) in Members’ and Non-Members’ deposits	1,147	(29)
Decrease in receivable from sale of Class A Shares to Members, net	61	132
Repurchase of shares from Members	(6,534)	(4,019)
Issuance of shares to Members	—	181

Net cash provided (utilized) by financing activities	23,020	(5,641)

Net increase in cash and cash equivalents	3,697	764
Cash and cash equivalents at beginning of period	8,974	11,169

Cash and cash equivalents at end of period	$12,671	$11,933

Supplemental disclosure of cash flow information:
Cash paid during the period for:
Interest	$5,225	$5,952
Income taxes	$145	$1

Supplemental disclosure of non-cash items:
Conversion of Class A Shares to Class B Shares	$—	$86
Conversion of Class B Shares to Class A Shares	$57	$—
Assets received, net of liabilities assumed, from conversion of receivables	$3,920	$—
Shares redeemed for settlement of receivables	$(3,920)	$—

The accompanying notes are an integral part of these statements.

Unified Grocers, Inc. and Subsidiaries

NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS – UNAUDITED

1.     BASIS OF PRESENTATION

The consolidated condensed financial statements include the accounts of Unified Grocers, Inc. and all its subsidiaries (the “Company” or “Unified”). Inter-company transactions and accounts with subsidiaries have been eliminated. The interim financial statements included herein have been prepared by the Company without audit, pursuant to the rules and regulations promulgated by the Securities and Exchange Commission (the “SEC”). Certain information and note disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”) have been omitted pursuant to SEC rules and regulations; nevertheless, management believes that the disclosures are adequate to make the information presented not misleading. These consolidated condensed financial statements should be read in conjunction with the audited financial statements and notes thereto included in the Company’s latest Annual Report on Form 10-K for the year ended September 28, 2013 filed with the SEC. The results of operations for the interim periods are not necessarily indicative of the results to be expected for the full year.

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

The Company’s banking arrangements allow the Company to fund outstanding checks when presented for payment to the financial institutions utilized by the Company for disbursements. This cash management practice frequently results in total issued checks exceeding the available cash balance at a single financial institution. The Company’s policy is to record its cash disbursement accounts with a cash book overdraft in accounts payable. At March 29, 2014 and September 28, 2013, the Company had book overdrafts of $58.3 million and $58.7 million, respectively, classified in accounts payable and included in cash provided by operating activities.

Adjustment of Amounts Previously Stated.    Subsequent to the issuance of the Company’s unaudited June 29, 2013 consolidated condensed financial statements, management concluded that its gross presentation of sales and cost of sales related to certain transactions involving vendor direct arrangements should be corrected to present such sales and cost of sales on a net basis to conform to Accounting Standards Codification (“ASC”) 605-45-45. These transactions are all reported within the Company’s Wholesale Distribution segment. As a result of such adjustment, net sales was reduced by $8.1 million (from $885.1 million to $877.0 million) and $15.5 million (from $1.838 billion to $1.823 billion) for the thirteen and twenty-six weeks ended March 30, 2013, respectively. Cost of sales was also reduced by $8.1 million (from $812.8 million to $804.7 million) and $15.5 million (from $1.690 billion to $1.675 billion) for the thirteen and twenty-six weeks ended March 30, 2013, respectively. This adjustment did not have any impact on the Company’s earnings before estimated patronage dividends and income taxes in the consolidated condensed statement of earnings (loss), consolidated condensed balance sheet or consolidated condensed statement of cash flows and was determined to be immaterial for the thirteen and twenty-six weeks ended March 30, 2013.

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

The following methods and assumptions were used to estimate the fair value of each class of financial instruments for which it is practicable to estimate that value (these values represent an approximation of possible value and may never actually be realized):

Cash and cash equivalents.    The carrying amount approximates fair value due to the short maturity of these instruments.

Accounts receivable and notes receivable.    The carrying amount of accounts receivable approximates its fair value due to its short-term maturity. Other than discussed below, the carrying amount of notes receivable approximates its fair value based principally on the underlying interest rates and terms, maturities, collateral and credit status of the receivables and after consideration of recorded allowances.

As of September 28, 2013, there were indicators of impairment related to certain receivables. During the twenty-six weeks ended March 29, 2014, the Company restructured these receivables as part of a troubled debt restructuring and recorded an immaterial impairment. The fair values of assets received, net of liabilities assumed, as part of the restructuring of these receivables were derived from models utilizing unobservable inputs that fall within Level 3 of the fair value hierarchy.

Concentration of credit risk.    The Company’s largest customer, Smart & Final, Inc., a Non-Member customer, and the ten largest Member and Non-Member customers (including Smart & Final, Inc.) constituted approximately 14% and 48%, respectively, of total net sales for the twenty-six week period ended March 29, 2014. The Company’s ten customers with the largest accounts receivable balances accounted for approximately 39% of total accounts receivable at both March 29, 2014 and September 28, 2013. Management believes that receivables are well diversified, and the allowances for doubtful accounts are sufficient to absorb estimated losses.

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

The following table represents the Company’s financial instruments recorded at fair value and the hierarchy of those assets as of March 29, 2014:

(dollars in thousands)
	Level 1	Level 2	Level 3	Total
Money market funds	$2,438	$—	$—	$2,438
Common equity securities	5,629	—	—	5,629
Mutual funds	16,863	—	—	16,863
Corporate securities	—	31,786	—	31,786
Government securities	—	42,648	—	42,648
Municipal securities	—	5	—	5

Total	$24,930	$74,439	$—	$99,369

The following table represents the Company’s financial instruments recorded at fair value and the hierarchy of those assets as of September 28, 2013:

(dollars in thousands)
	Level 1	Level 2	Level 3	Total
Money market funds	$1,646	$—	$—	$1,646
Common equity securities	10,524	—	—	10,524
Mutual funds	15,471	—	—	15,471
Corporate securities	—	32,558	—	32,558
Government securities	—	35,553	—	35,553
Municipal securities	—	254	—	254

Total	$27,641	$68,365	$—	$96,006

Money market funds are valued based on quoted prices in active markets (Level 1 inputs) and are included in cash and cash equivalents in the Company’s consolidated condensed balance sheets. Common equity securities and mutual funds are valued by the Company based on information received from a third party. These assets are valued based on quoted prices in active markets (Level 1 inputs). As of March 29, 2014 and September 28, 2013, respectively, $5.6 million and $10.5 million of common equity securities are included in investments and $16.9 million and $15.5 million of mutual funds are included in other assets in the Company’s consolidated condensed balance sheets. Corporate securities, consisting of high quality investment grade corporate bonds and exchange traded funds, and government and municipal securities, consisting of obligations of U.S. government corporations and agencies, U.S. government treasury securities and U.S. state and municipal bonds, are held by two of the Company’s insurance subsidiaries to fund loss reserves. These assets are valued by the Company based on information received from a third party pricing service. For assets traded in active markets, the assets are valued at quoted bond market prices (Level 1 inputs). For assets traded in inactive markets, the service’s pricing methodology uses observable inputs (such as bid/ask quotes) for identical or similar assets. Assets considered to be similar will have similar characteristics, such as: duration, volatility, prepayment speed, interest rates, yield curves, and/or risk profile and other market corroborated inputs (Level 2 inputs). The Company determines the classification of financial asset groups within the fair value hierarchy based on the lowest level of input into each group’s asset valuation. The financial instruments included in the preceding tables, other than money market funds and mutual funds discussed above, are included in investments in the Company’s consolidated condensed balance sheets at March 29, 2014 and September 28, 2013.

The Company did not have any significant transfers into and out of Levels 1 and 2 during the twenty-six week period ended March 29, 2014.

Notes payable.    The fair values of borrowings under the Company’s revolving credit facilities are estimated to approximate their carrying amounts due to the short maturities of those obligations. The fair values for other notes payable are based primarily on rates currently available to the Company for debt with similar terms and remaining maturities.

The fair value of notes payable, excluding capital leases, was $265.5 million and $236.2 million compared to their carrying value of $270.4 million and $242.8 million at March 29, 2014 and September 28, 2013, respectively. These values were based on estimates of market conditions, estimates using present value and risks existing at that time (Level 2 inputs).

3.     INVESTMENTS

The amortized cost and fair value of investments are as follows:

(dollars in thousands)
March 29, 2014	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Available for sale securities:
Fixed maturity securities:
U.S. Treasury securities and obligations of U.S. government corporations and agencies	$42,630	$294	$(276)	$42,648
Municipal securities	5	—	—	5
Corporate securities	31,877	187	(278)	31,786

Total fixed maturity securities	74,512	481	(554)	74,439
Equity securities	5,673	48	(92)	5,629

Total available for sale securities	$80,185	$529	$(646)	80,068

Common stock, at cost				13,260

Total investments				$93,328

(dollars in thousands)
September 28, 2013	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Available for sale securities:
Fixed maturity securities:
U.S. Treasury securities and obligations of U.S. government corporations and agencies	$35,193	$507	$(147)	$35,553
Municipal securities	245	9	—	254
Corporate securities	32,695	350	(487)	32,558

Total fixed maturity securities	68,133	866	(634)	68,365
Equity securities	10,224	405	(105)	10,524

Total available for sale securities	$78,357	$1,271	$(739)	78,889

Common stock, at cost				13,250

Total investments				$92,139

During the interim period ended March 29, 2014 and the fiscal year ended September 28, 2013, the Company did not hold any trading or held-to-maturity securities.

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

Unrealized losses on the Company’s investments in fixed maturity securities were caused by interest rate increases rather than credit quality. Unrealized losses on the Company’s investments in equity securities were caused by market conditions deemed temporary by the Company. Because the Company’s insurance subsidiaries do not intend to sell, nor do they have or anticipate having a regulatory requirement to sell, these investments until recovery of fair value, which may be upon maturity, the Company does not consider these investments to be other-than-temporarily impaired at March 29, 2014.

The table below illustrates the length of time available for sale fixed maturity securities and equity securities, not deemed to be other-than-temporarily impaired, have been in a continuous unrealized loss position at March 29, 2014:

(dollars in thousands)	Less than 12 Months		12 Months or Greater		Total
Description of Securities	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
U.S. Treasury securities and obligations of U.S. government corporations and agencies	$27,334	$276	$38	$—	$27,372	$276
Corporate debt securities	14,519	232	1,299	46	15,818	278
Equity securities	2,779	92	—	—	2,779	92

Total investments	$44,632	$600	$1,337	$46	$45,969	$646

The table below illustrates the length of time available for sale fixed maturity securities and equity securities, not deemed to be other-than-temporarily impaired, have been in a continuous unrealized loss position at September 28, 2013:

(dollars in thousands)	Less than 12 Months		12 Months or Greater		Total
Description of Securities	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
U.S. Treasury securities and obligations of U.S. government corporations and agencies	$14,454	$139	$735	$8	$15,189	$147
Corporate debt securities	17,004	484	206	3	17,210	487
Equity securities	1,542	41	1,865	64	3,407	105

Total investments	$33,000	$664	$2,806	$75	$35,806	$739

Available for sale fixed maturity securities are due as follows:

(dollars in thousands)
March 29, 2014	Amortized Cost	Fair Value
Due in one year or less	$6,278	$6,326
Due after one year through five years	28,789	28,857
Due after five years through ten years	10,400	10,318
Due after ten years	29,045	28,938

	$74,512	$74,439

Expected maturities may differ from contractual maturities stated above because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties. Corporate mortgage-backed securities are shown as being due at their average expected maturity dates.

Amounts reported as “due in one year or less” are included in long-term investments, as the Company’s insurance subsidiaries are required to maintain investments in support of regulatory deposit requirements. Hence, investments with maturities less than one year maintained in support of this long-term commitment are generally sold to repurchase investments with longer maturities. As these investments continue to support a long-term commitment obligation related to insurance reserves, the Company classifies such amounts as long-term. At March 29, 2014 and September 28, 2013, the long-term portion of the related insurance reserves of $41.9 million and $41.3 million, respectively, are included in long-term liabilities, other in the Company’s consolidated condensed balance sheets.

Investments carried at fair values of $59.3 million and $51.3 million at March 29, 2014 and September 28, 2013 (which include $0.5 million and zero recorded in cash and cash equivalents), respectively, are maintained in support of regulatory deposit requirements ($56.1 million and $48.3 million in direct deposit of securities at March 29, 2014 and September 28, 2013, respectively) in compliance with statutory regulations. Investments with fair values of $7.7 million and $7.8 million at March 29, 2014 and September 28, 2013 (which include $0.1 million and $0.1 million recorded in cash and cash equivalents), respectively, are on deposit with regulatory authorities in compliance with statutory regulations. Investments with fair values of $2.1 million and $2.1 million at March 29, 2014 and September 28, 2013 (which include $0.1 million and $0.1 million recorded in cash and cash equivalents), respectively, are on deposit in compliance with collateral requirements on reinsurance arrangements.

Net investment income, which is included in net sales, is summarized as follows:

(dollars in thousands)
	Thirteen Weeks Ended		Twenty-Six Weeks Ended
	March 29, 2014	March 30, 2013	March 29, 2014	March 30, 2013
Fixed maturity securities	$843	$400	$1,144	$734
Equity securities	15	633	1,447	923
Cash and cash equivalents	1	1	1	1

	859	1,034	2,592	1,658
Less: investment expenses	(56)	(79)	(112)	(146)

	$803	$955	$2,480	$1,512

Equity investments held by the Company that do not have readily determinable fair values are accounted for using the cost or equity methods of accounting. The Company evaluated its equity investments for impairment as of March 29, 2014, and the Company did not consider any of these equity investments to be impaired.

The Company held investments in Western Family Holding Company (“Western Family”) common stock of $9.2 million at both March 29, 2014 and September 28, 2013. Western Family is a private cooperative located in Oregon from which the Company purchases food and general merchandise products. The investment represents approximately an 18% ownership interest at both March 29, 2014 and September 28, 2013. The Company’s ownership percentage in Western Family is based, in part, on the volume of purchases transacted with Western Family. The investment is accounted for using the equity method of accounting.

The Company’s wholly-owned finance subsidiary, Grocers Capital Company (“GCC”), has an investment in National Consumer Cooperative Bank (“NCB”), which operates as a cooperative and therefore its participants are required to own its Class B common stock. The investment in the Class B common stock of NCB, accounted for using the cost method of accounting, aggregated $4.1 million at both March 29, 2014 and September 28, 2013. The Company did not recognize dividend income from NCB in the interim period ended March 29, 2014 or the fiscal year ended September 28, 2013.

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

Management identifies segments based on the information monitored by the Company’s chief operating decision maker to manage the business and, accordingly, has identified the following two reportable segments:

•

The Wholesale Distribution segment includes the results of operations from the sale of groceries and general merchandise products to both Members and Non-Members, including a broad range of branded and corporate brand products in nearly all the categories found in a typical supermarket, including dry grocery, frozen food, deli, meat, dairy, eggs, produce, bakery, ethnic, gourmet, specialty foods, natural and organic, general merchandise and health and beauty care products. Support services (other than insurance and financing), including merchandising, retail pricing, advertising, promotional planning, retail technology, equipment purchasing and real estate services, are reported in the Wholesale Distribution segment. As of, and for the twenty-six weeks ended, March 29, 2014, the Wholesale Distribution segment collectively represented approximately 84% of the Company’s total assets, and 99% of total net sales.

Non-perishable products consist primarily of dry grocery, frozen food, deli, ethnic, gourmet, specialty foods, natural and organic, general merchandise and health and beauty care products. They also include (1) retail support services and (2) products and shipping services provided to Non-Member customers through Unified International, Inc. Perishable products consist primarily of service deli, service bakery, meat, eggs, produce, bakery and dairy products. Net sales within the Wholesale Distribution segment include $582.0 million and $598.9 million, or 65.4% and 68.7% of total Wholesale Distribution segment net sales, for the thirteen weeks ended March 29, 2014 and March 30, 2013, respectively, attributable to sales of non-perishable products, and $307.4 million and $272.4 million, or 34.6% and 31.3% of total Wholesale Distribution segment net sales, for the thirteen weeks ended March 29, 2014 and March 30, 2013, respectively, attributable to sales of perishable products. Net sales within the Wholesale Distribution segment include $1.209 billion and $1.248 billion, or 65.7% and 68.8% of total Wholesale Distribution segment net sales, for the twenty-six weeks ended March 29, 2014 and March 30, 2013, respectively, attributable to sales of non-perishable products, and $629.8 million and $564.8 million, or 34.3% and 31.2% of total Wholesale Distribution segment net sales, for the twenty-six weeks ended March 29, 2014 and March 30, 2013, respectively, attributable to sales of perishable products. Wholesale Distribution segment net sales also include revenues attributable to the Company’s retail support services, which comprised less than 1% of total Wholesale Distribution segment net sales, for each of the foregoing respective periods.

Transactions involving vendor direct arrangements are comprised principally of sales of produce in the Pacific Northwest and Northern California and sales of branded ice cream in Southern California. “Gross billings,” a financial metric that adds back gross billings through vendor direct arrangements to net sales and is used by management to assess our operating performance, was $915.1 million and $879.4 million for the thirteen weeks ended March 29, 2014 and March 30, 2013, respectively, and $1.889 billion and $1.828 billion for the twenty-six weeks ended March 29, 2014 and March 30, 2013, respectively.

•

The Insurance segment includes the results of operations for the Company’s three insurance subsidiaries (Unified Grocers Insurance Services, Springfield Insurance Company and Springfield Insurance Company, Limited). These subsidiaries provide insurance and insurance-related products, including workers’ compensation and liability insurance policies, to both the Company and its customers. Unified Grocers Insurance Services is an insurance agency that places business with insurance carriers, both non-affiliated and Springfield Insurance Company. Springfield Insurance Company, Limited is a captive re-insurer for Springfield Insurance Company. Unified Grocers Insurance Services is a licensed insurance agency in Alaska, Arizona, California, Idaho, New Mexico, Nevada, Oregon, Texas, Washington and Utah. Springfield Insurance Company is a licensed insurance carrier in Arizona, California, Colorado, Idaho, Montana, New Mexico, Nevada, Oregon, Texas, Washington, Wyoming and Utah. Springfield Insurance Company, Limited is a licensed insurance carrier in the Commonwealth of Bermuda. As of, and for the twenty-six weeks ended, March 29, 2014, the Company’s Insurance segment collectively accounted for approximately 13% of the Company’s total assets, and 1% of total net sales.

The All Other category includes the results of operations for the Company’s other support businesses, including its finance subsidiary, whose services are provided to a common customer base, none of which individually meets the quantitative thresholds of a reportable segment. As of, and for the twenty-six weeks ended, March 29, 2014, the All Other category collectively accounted for approximately 3% of the Company’s total assets, and less than 1% of total net sales.

Information about the Company’s operating segments is summarized below.

(dollars in thousands)
	Thirteen Weeks Ended		Twenty-Six Weeks Ended
	March 29, 2014	March 30, 2013	March 29, 2014	March 30, 2013
Net sales
Wholesale distribution: Gross billings	$915,120	$879,400	$1,888,900	$1,827,836
Less: Gross billings through vendor direct arrangements	(25,702)	(8,090)	(50,136)	(15,493)

Wholesale distribution: Net sales	889,418	871,310	1,838,764	1,812,343
Insurance	6,760	8,079	14,822	15,692
All other	221	421	463	784
Inter-segment eliminations	(2,791)	(2,834)	(5,722)	(5,832)

Total net sales	$893,608	$876,976	$1,848,327	$1,822,987

Operating income (loss)
Wholesale distribution	$2,556	$(1,294)	$11,270	$4,394
Insurance	235	493	850	(429)
All other	(123)	164	(177)	285

Total operating income (loss)	2,668	(637)	11,943	4,250

Interest expense	(2,790)	(3,415)	(5,647)	(6,606)
Estimated patronage dividends	(2,483)	(2,428)	(4,871)	(4,964)
Income taxes	894	1,915	(347)	2,668

Net earnings (loss)	$(1,711)	$(4,565)	$1,078	$(4,652)

Depreciation and amortization
Wholesale distribution	$6,634	$6,379	$13,218	$12,556
Insurance	66	113	133	225
All other	—	14	2	28

Total depreciation and amortization	$6,700	$6,506	$13,353	$12,809

Capital expenditures
Wholesale distribution	$2,746	$1,444	$4,222	$6,442
Insurance	—	2	—	84
All other	—	—	—	—

Total capital expenditures	$2,746	$1,446	$4,222	$6,526

Identifiable assets at March 29, 2014 and March 30, 2013
Wholesale distribution	$767,032	$748,541	$767,032	$748,541
Insurance	123,290	117,991	123,290	117,991
All other	25,282	27,789	25,282	27,789

Total identifiable assets	$915,604	$894,321	$915,604	$894,321

The net sales presented within the Company’s Wholesale Distribution segment in the above table for the thirteen and twenty-six weeks ended March 30, 2013 have been adjusted to conform to ASC 605-45-45 as described in Note 1. As a result of such adjustment, Wholesale Distribution segment net sales and total net sales were each reduced by $8.1 million for the thirteen weeks ended March 30, 2013 and $15.5 million for the twenty-six weeks ended March 30, 2013, respectively. This adjustment did not have an impact on any other items presented in the preceding table.

5.     PENSION AND OTHER POSTRETIREMENT BENEFITS

The Company sponsors a cash balance plan (“Unified Cash Balance Plan”). The Unified Cash Balance Plan is a noncontributory defined benefit pension plan covering substantially all employees of the Company who are not subject to a collective bargaining agreement. Benefits under the Unified Cash Balance Plan are provided through a trust.

The Company also sponsors an Executive Salary Protection Plan III (“ESPPIII”) for the executive officers of the Company that provides supplemental post-termination retirement income based on each participant’s salary and years of service as an officer of the Company. This plan was amended in December 2012 to close the plan to new entrants as of September 30, 2012. The Company has provided for its obligation to plan participants in a rabbi trust, comprised primarily of life insurance policies reported at cash surrender value and mutual fund assets consisting of various publicly-traded mutual funds reported at estimated fair value based on quoted market prices. In accordance with ASC Topic 710, “Compensation – General,” the assets and liabilities of a rabbi trust must be accounted for as if they are assets and liabilities of the Company. In addition, all earnings and expenses of the rabbi trust are reported in the Company’s consolidated condensed statements of earnings (loss). The cash surrender value of such life insurance policies aggregated to $20.5 million and $19.4 million at March 29, 2014 and September 28, 2013, respectively, and are included in other assets in the Company’s consolidated condensed balance sheets. Mutual funds reported at their estimated fair value of $16.1 million and $15.5 million at March 29, 2014 and September 28, 2013, respectively, are included in other assets in the Company’s consolidated condensed balance sheets. The related accrued benefit cost (representing the Company’s benefit obligation to participants) of $43.7 million and $43.3 million at March 29, 2014 and September 28, 2013, respectively, is recorded in long-term liabilities, other in the Company’s consolidated condensed balance sheets. The assets held in the rabbi trust are not available for general corporate purposes. The rabbi trust is subject to creditor claims in the event of insolvency. The trust assets are excluded from ESPPIII plan assets as they do not qualify as plan assets under ASC Topic 715, “Compensation – Retirement Benefits.”

The Company sponsors other postretirement benefit plans that provide certain medical coverage to retired non-union employees and officers and provide unused sick leave benefits for certain eligible non-union and union employees. Those plans are not funded.

The components of net periodic cost for pension and other postretirement benefits for the respective thirteen weeks ended March 29, 2014 and March 30, 2013 consist of the following:

(dollars in thousands)
	Pension Benefits				Other Postretirement Benefits
	Thirteen Weeks Ended		Twenty-Six Weeks Ended		Thirteen Weeks Ended		Twenty-Six Weeks Ended
	March 29, 2014	March 30, 2013	March 29, 2014	March 30, 2013	March 29, 2014	March 30, 2013	March 29, 2014	March 30, 2013
Service cost	$1,559	$2,041	$3,118	$4,214	$43	$53	$86	$439
Interest cost	3,286	2,912	6,572	5,880	346	339	692	953
Expected return on plan assets	(4,046)	(3,661)	(8,092)	(7,322)	—	—	—	—
Amortization of prior service (credit) cost	(4)	(4)	(8)	(1)	(2,140)	(2,131)	(4,280)	(2,378)
Recognized actuarial loss (gain)	683	1,709	1,366	3,707	140	237	280	563
One-time curtailment gain	—	—	—	—	—	—	—	(2,686)

Net periodic benefit cost (income)	$1,478	$2,997	$2,956	$6,478	$(1,611)	$(1,502)	$(3,222)	$(3,109)

The Company’s funding policy is to make contributions to the Unified Cash Balance Plan in amounts that are at least sufficient to meet the minimum funding requirements of applicable laws and regulations, but no more than amounts deductible for federal income tax purposes. The Company expects to make estimated minimum contributions to the Unified Cash Balance Plan totaling $11.3 million during fiscal 2014, which is comprised of $4.8 million for the 2014 plan year and $6.5 million for the 2013 plan year. At its discretion, the Company may contribute in excess of these amounts. Additional contributions, if any, will be based, in part, on future actuarial funding calculations and the performance of plan investments. The Company contributed zero and $3.6 million to the Unified Cash Balance Plan during the twenty-six weeks ended March 29, 2014 for the 2014 and 2013 plan years, respectively.

Additionally, the Company expects to make benefit payments of $3.4 million to participants in the ESPPIII for the 2014 plan year. The Company made benefit payments of $1.7 million to participants in the ESPPIII during the twenty-six weeks ended March 29, 2014 for the 2014 plan year.

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

The SERP is a non-qualified defined contribution type plan under which benefits are derived based on a notional account balance to be funded by the Company for each participating officer. The account balance will be credited each year with a Company contribution based on the officer’s compensation, calculated as base salary plus bonus, earned during a fiscal year and the officer’s executive level at the end of the fiscal year. Plan participants may select from a variety of investment options (referred to as “Measurement Funds” in the plan document) concerning how the contributions are hypothetically invested. Assets of the SERP (i.e., the participants’ account balances) will not be physically invested in the investments selected by the participants; rather, the Measurement Funds are utilized for the purpose of debiting or crediting additional amounts to each participant’s account. The Company provides for its obligation to plan participants in a rabbi trust, comprised of mutual fund assets consisting of various publicly-traded mutual funds reported at estimated fair value based on quoted market prices. Mutual funds reported at their estimated fair value of $0.7 million and zero at March 29, 2014 and September 28, 2013, respectively, are included in other assets in the Company’s consolidated condensed balance sheets.

The SERP is accounted for pursuant to FASB ASC section 715-70, Compensation – Retirement Benefits – Defined Contribution Plans (“ASC 715-70”). SERP participants are credited with a contribution to an account and will receive, upon separation, a benefit based upon the vested amount accrued in their account, which includes the Company’s contributions plus or minus the increase or decrease in the fair market value of the hypothetical investments (Measurement Funds) selected by the participant. ASC 715-70 requires companies to record, on a periodic basis, that portion of a company’s contribution earned during the period by the participants (the “Expense”). The Company is accruing the Expense under the assumption that all participants in the SERP will achieve full vesting (five years of service). As of March 29, 2014 and September 28, 2013, the Company accrued $1.4 million and $0.8 million, respectively, in related benefit cost recorded in long-term liabilities, other in the Company’s consolidated condensed balance sheets.

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

7.     SHAREHOLDERS’ EQUITY

During the twenty-six week period ended March 29, 2014, the Company redeemed 3,500 Class A Shares with a redemption value of $1.0 million, 19,357 Class B Shares with a redemption value of $5.6 million and 38,905 Class E Shares with a redemption value of $3.9 million. The Company also converted 350 Class B Shares with an issuance value of $0.1 million to Class A Shares during the twenty-six week period ended March 29, 2014. The conversion of Class B Shares to Class A Shares occurred when a former Member’s assets, including Class B Shares, were purchased by a non-Member customer who had been approved for membership. The Company allowed the conversion of 350 of the new Member’s acquired Class B Shares to Class A Shares in order to satisfy the new Member’s Class A Share ownership requirement.

8.     ACCUMULATED OTHER COMPREHENSIVE LOSS

The balance and components of the change in accumulated other comprehensive loss, net of taxes, are as follows:

(dollars in thousands)
	Unrealized Net Holding Gain (Loss) on Investments	Defined Benefit Pension Plans and Other Postretirement Benefit Plans Items	Total
Beginning balance, September 28, 2013	$501	$(12,781)	$(12,280)

Other comprehensive earnings (loss) before reclassifications	264	—	264
Amounts reclassified from accumulated other comprehensive loss	(672)	(1,722)	(2,394)

Net current period other comprehensive loss	(408)	(1,722)	(2,130)

Ending balance, March 29, 2014	$93	$(14,503)	$(14,410)

The reclassifications out of accumulated other comprehensive loss for the thirteen weeks ended March 29, 2014 and March 30, 2013 were as follows:

(dollars in thousands)
	Amount Reclassified from Accumulated Other Comprehensive Loss		Affected Line Item in the Consolidated Condensed Statements of Earnings (Loss)
	Thirteen Weeks Ended
	March 29, 2014	March 30, 2013
Unrealized net holding gain on investments:
Realized gains – Insurance segment	$—	$—	Net sales
Realized losses – Wholesale Distribution segment	(3)	(36)	Distribution, selling and administrative expenses

	(3)	(36)	Earnings (loss) before income taxes
	1	13	Income taxes

	$(2)	$(23)	Net earnings (loss)
Defined benefit pension plans and other postretirement benefit plans items:
Amortization of unrecognized prior service credits	2,144	—	(a)
Amortization of actuarial losses	(813)	—	(a)

	1,331	—	Earnings (loss) before income taxes
	(470)	—	Income taxes

	$861	$—	Net earnings (loss)

Total reclassifications for the period	$859	$(23)	Net earnings (loss)

The reclassifications out of accumulated other comprehensive loss for the twenty-six weeks ended March 29, 2014 and March 30, 2013 were as follows:

(dollars in thousands)
	Amount Reclassified from Accumulated Other Comprehensive Loss		Affected Line Item in the Consolidated Condensed Statements of Earnings (Loss)
	Twenty-Six Weeks Ended
	March 29, 2014	March 30, 2013
Unrealized net holding gain on investments:
Realized gains – Insurance segment	$637	$162	Net sales
Realized gains – Wholesale Distribution segment	390	829	Distribution, selling and administrative expenses

	1,027	991	Earnings (loss) before income taxes
	(355)	(347)	Income taxes

	$672	$644	Net earnings (loss)
Defined benefit pension plans and other postretirement benefit plans items:
Amortization of unrecognized prior service credits	4,288	—	(a)
Amortization of actuarial losses	(1,626)	—	(a)

	2,662	—	Earnings (loss) before income taxes
	(940)	—	Income taxes

	$1,722	$—	Net earnings (loss)

Total reclassifications for the period	$2,394	$644	Net earnings (loss)

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

Supply agreements with Northgate Gonzalez Markets, Inc., a Member affiliated with Oscar Gonzalez, a director of the Company, and a joint-venture entity participated in by Northgate Gonzalez Markets, Inc. became effective in February 2014. The agreements will expire in the Company’s fiscal year 2017.

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

In July 2013, the FASB issued ASU No. 2013-11, “Income Taxes (Topic 740): Presentation of an Unrecognized Tax Benefit When a Net Operating Loss Carryforward, a Similar Tax Loss, or a Tax Credit Carryforward Exists” (“ASU No. 2013-11”). ASU No. 2013-11 requires that an unrecognized tax benefit, or a portion of an unrecognized tax benefit, be presented in the financial statements as a reduction to a deferred tax asset for a net operating loss carryforward, a similar tax loss, or a tax credit carryforward if such asset is available. The assessment of whether a deferred tax asset is available is based on the unrecognized tax benefit and deferred tax asset that exist at the reporting date and should be made presuming disallowance of the tax position at the reporting date. ASU No. 2013-11 is effective for fiscal years, and interim periods within those years, beginning after December 15, 2013. The Company will adopt ASU No. 2013-11 commencing in the first quarter of fiscal 2015. The Company is currently assessing the impact this standard may have on its consolidated financial statements.

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

Our customers include our owners (“Members”) and non-owners (“Non-Members”). We do business primarily with those customers that have been accepted as Members. Our Members operate supermarket companies that range in size from single store operators to regional supermarket chains. Members are required to meet specific requirements, which include ownership of our capital shares and may include required cash deposits. Customers who purchase less than $1 million annually from us would not generally be considered for membership, while customers who purchase over $3 million annually are typically required to become Members. See Part I, Item 1. “Business – Member Requirements,” Part I, Item 1. “Business – Capital Shares” and Part I, Item 1. “Business – Customer Deposits” of our Annual Report on Form 10-K for the year ended September 28, 2013 for additional information. Additionally, see “DESCRIPTION OF DEPOSIT ACCOUNTS” in our Post-Effective Amendment No. 3 to Registration Statement on Form S-1 filed on February 18, 2014, with respect to our offering of Partially Subordinated Patrons’ Deposit Accounts for further information. The membership requirements, including purchase and capitalization requirements, may be modified at any time at the discretion of our Board of Directors (the “Board”).

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

The majority of our investments (approximately 86% at March 29, 2014) are held by two of our insurance subsidiaries in fixed maturity securities and equity securities to fund loss reserves. These include obligations of U.S. government corporations and agencies, high quality investment grade corporate bonds, U.S. government treasury securities, U.S. state and municipal securities and common equity securities. As a result, our operating performance may be impacted by the performance of these investments. The investments held by our insurance subsidiaries, excluding the common equity securities, are generally not actively traded and are valued based upon inputs including quoted prices for identical or similar assets. Collectively, the estimated fair value or market value of these investments declined below their cost during the twenty-six weeks ended March 29, 2014, although the decrease in value of these investments is deemed by management to be temporary in nature. Approximately 10%

of our investments are held by our Wholesale Distribution segment, which consists primarily of Western Family Holding Company (“Western Family”) common stock. Western Family is a private cooperative located in Oregon from which we purchase food and general merchandise products. Approximately 4% of our investments are held by our other support businesses and consist of an investment by our wholly-owned finance subsidiary in National Consumer Cooperative Bank (“NCB”). NCB operates as a cooperative and therefore its participants are required to own its Class B common stock.

We invest in life insurance policies (reported at cash surrender value) and various publicly-traded mutual funds (reported at estimated fair value based on quoted market prices) to fund obligations pursuant to our Executive Salary Protection Plan III and deferred compensation plan (see Note 5 of “Notes to Consolidated Condensed Financial Statements – Unaudited” in Part I, Item 1, “Financial Statements (Unaudited)” of this Quarterly Report on Form 10-Q for additional discussion). Life insurance and mutual fund assets with values tied to the equity markets are impacted by overall market conditions. During the twenty-six weeks ended March 29, 2014, net earnings and net comprehensive earnings experienced an increase corresponding to the increase in life insurance and mutual fund assets, respectively.

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

	Thirteen Weeks Ended			Twenty-Six Weeks Ended
Fiscal Period Ended	March 29, 2014	March 30, 2013	% Change	March 29, 2014	March 30, 2013	% Change
Net sales	100.0%	100.0%	1.9%	100.0%	100.0%	1.4%
Cost of sales	91.9	91.8	2.0	92.0	91.9	1.5
Distribution, selling and administrative expenses	7.8	8.3	(3.9)	7.4	7.9	(5.6)

Operating income	0.3	(0.1)	*	0.6	0.2	*
Interest expense	(0.3)	(0.4)	(18.3)	(0.3)	(0.4)	(14.5)
Estimated patronage dividends	(0.3)	(0.3)	2.3	(0.2)	(0.3)	(1.9)
Income taxes	0.1	0.2	(53.3)	—	0.2	(113.0)

Net earnings (loss)	(0.2)%	(0.6)%	(62.5)%	0.1%	(0.3)%	(123.2)%

*	% change not meaningful

In the last quarter of fiscal 2013, we adjusted our presentation of sales and cost of sales related to certain transactions involving vendor direct arrangements to present such sales and cost of sales on a net basis to conform to ASC 605-45-45. Transactions involving vendor direct arrangements are comprised principally of sales of produce in the Pacific Northwest and Northern California and sales of branded ice cream in Southern California. These transactions were all reported within our Wholesale Distribution segment. Gross billings through vendor direct arrangements are expected to increase as a percentage of our total gross billings in future periods due to our produce business with independent retail customers in the Pacific Northwest having shifted in July 2013 from direct sales by Unified to sales through vendor direct arrangements. “Gross billings,” a financial metric that adds back gross billings through vendor direct arrangements to net sales and is used by management to assess our operating performance, were $919.3 million for the thirteen week 2014 Period as compared to $885.1 million in the thirteen week 2013 Period, an increase of $34.2 million, or 3.9%. By comparison, net sales (which do not include gross billings through vendor direct arrangements) increased 1.9% for the same periods. Gross billings were $1.898 billion for the twenty-six week 2014 Period as compared to $1.838 billion in the twenty-six week 2013 Period, an increase of $60.0 million, or 3.3%. By comparison, net sales (which do not include gross billings through vendor direct arrangements) increased 1.4% for the same periods.

As a result of such adjustment, we have conformed our net sales and cost of sales presentation for the 2013 Period to be consistent with the current year’s presentation. This adjustment did not have an impact on our net earnings (loss) and was determined to be immaterial. The period-to-period discussions that follow have been revised to reflect the adjusted amounts.

THIRTEEN WEEK PERIOD ENDED MARCH 29, 2014 (“2014 PERIOD”) COMPARED TO THE THIRTEEN WEEK PERIOD ENDED MARCH 30, 2013 (“2013 PERIOD”)

Overview of the 2014 Period.    We experienced an overall net sales increase of $16.6 million, or 1.9%, to $893.6 million for the 2014 Period as compared to $877.0 million for the 2013 Period. Our net sales for the Wholesale Distribution segment increased $18.1 million, or 2.1%, for the comparable 2014 and 2013 Periods. We increased sales through the addition of new customers and higher sales to continuing customers, which were partially offset by the loss of sales due to lost customers and store closures. Net sales in our Insurance segment decreased $1.3 million for the comparable thirteen week period. The decrease was primarily due to a decrease in workers’ compensation premium revenue resulting from a decline in the amount of covered payroll, partially offset by increased renewal premium rates, in addition to a decrease in investment income. Net sales in our All Other business activities decreased $0.2 million for the comparable 2014 and 2013 Periods.

Our consolidated operating income increased $3.3 million to $2.7 million in the 2014 Period compared to a loss of $0.6 million in the 2013 Period.

The overall increase in operating income is summarized in our operating segments and other business activities as follows:

•

Wholesale Distribution Segment:    The Wholesale Distribution segment’s operating income increased $3.9 million to earnings of $2.6 million in the 2014 Period compared to a $1.3 million loss in the 2013 Period. This increase in earnings was primarily due to higher net sales, lower employee pension and postretirement benefit expenses and reduced operating expenses, partially offset by (1) a decrease in the value of our life insurance policy assets resulting from a decrease in the fair value of the underlying securities, which are highly concentrated in U.S. equity markets, and (2) a change in sales mix towards products with lower margins.

•

Insurance Segment:    Operating income decreased $0.3 million in our Insurance segment to earnings of $0.2 million in the 2014 Period compared to earnings of $0.5 million in the 2013 Period. This decline was primarily due to a decrease in workers’ compensation premiums earned in addition to a decrease in investment income, partially offset by decreases in underwriting expenses and selling and administrative expenses.

•

All Other:    Operating income in our All Other business activities reflected a decrease of $0.3 million to a loss of $0.1 million in the 2014 Period compared to earnings of $0.2 million in the 2013 Period. All Other business activities primarily consist of activities conducted through our finance subsidiary.

The following tables summarize the performance of each business segment for the 2014 and 2013 Periods.

Wholesale Distribution Segment

(dollars in thousands)

	Thirteen Weeks Ended March 29, 2014		Thirteen Weeks Ended March 30, 2013
	Amounts in 000’s	Percent to Net Sales	Amounts in 000’s	Percent to Net Sales	Difference
Gross billings	$915,120	—	$879,400	—	$35,720
Less: Gross billings through vendor direct arrangements	(25,702)	—	(8,090)	—	(17,612)
Inter-segment eliminations	(25)	—	—	—	(25)

Net sales	889,393	100.0%	871,310	100.0%	18,083
Cost of sales	818,753	92.1	801,854	92.0	16,899
Distribution, selling and administrative expenses	68,084	7.6	70,750	8.1	(2,666)

Operating income (loss)	$2,556	0.3%	$(1,294)	(0.1)%	$3,850

Insurance Segment

(dollars in thousands)

	Thirteen Weeks Ended March 29, 2014		Thirteen Weeks Ended March 30, 2013
	Amounts in 000’s	Percent to Net Sales	Amounts in 000’s	Percent to Net Sales	Difference
Gross sales – premiums earned and investment income	$6,760	—	$8,079	—	$(1,319)
Inter-segment eliminations	(2,730)	—	(2,797)	—	67

Net sales – premiums earned and investment income	4,030	100.0%	5,282	100.0%	(1,252)
Cost of sales – underwriting expenses	2,147	53.3	2,889	54.7	(742)
Selling and administrative expenses	1,648	40.9	1,900	36.0	(252)

Operating income	$235	5.8%	$493	9.3%	$(258)

All Other

(dollars in thousands)

	Thirteen Weeks Ended March 29, 2014		Thirteen Weeks Ended March 30, 2013
	Amounts in 000’s	Percent to Net Sales	Amounts in 000’s	Percent to Net Sales	Difference
Gross sales	$221	—	$421	—	$(200)
Inter-segment eliminations	(36)	—	(37)	—	1

Net sales	185	100.0%	384	100.0%	(199)
Selling and administrative expenses	308	166.5	220	57.3	88

Operating (loss) income	$(123)	(66.5)%	$164	42.7%	$(287)

Net sales.    Consolidated net sales increased $16.6 million, or 1.9%, to $893.6 million in the 2014 Period compared to $877.0 million for the 2013 Period. Factors impacting net sales are as follows:

•

Wholesale Distribution Segment:    Wholesale Distribution gross billings increased $35.7 million to $915.1 million in the 2014 Period compared to $879.4 million for the 2013 Period. Significant components of this increase are summarized below.

(dollars in millions)
Key Gross Billings Changes	Increase (Decrease)
Increase in gross billings to continuing customers	$47.4
New customers	5.6
Lost customers (former customers currently served by competitors)	(4.1)
Store closures	(13.2)

Change in gross billings	$35.7

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

•

Insurance Segment:    Net sales, consisting principally of premium revenues and investment income, decreased $1.3 million to $4.0 million in the 2014 Period compared to $5.3 million for the 2013 Period. The decrease is primarily due to a decrease in workers’ compensation premium revenue in addition to a decrease in investment income.

•	All Other: Net sales were $0.2 million and $0.4 million in the 2014 and 2013 Periods, respectively.

Cost of sales (including underwriting expenses).    Consolidated cost of sales were $820.9 million for the 2014 Period and $804.7 million for the 2013 Period and comprised 91.9% and 91.8% of consolidated net sales for the 2014 and 2013 Periods, respectively. Factors impacting cost of sales are as follows:

•

Wholesale Distribution Segment:    Cost of sales increased $16.9 million to $818.7 million in the 2014 Period compared to $801.8 million in the 2013 Period. As a percentage of Wholesale Distribution net sales, cost of sales were 92.1% and 92.0% for the 2014 and 2013 Periods, respectively.

•

The change in customer sales mix and change in product mix between perishable and non-perishable products resulted in a 0.2% increase in cost of sales as a percent of Wholesale Distribution net sales in the 2014 Period compared to the 2013 Period.

•

Vendor related activity resulted in a 0.1% decrease in cost of sales as a percent of Wholesale Distribution net sales in the 2014 Period compared to the 2013 Period. This was primarily due to an increase in vendor holding gains (realized upon sale) resulting from vendor price increases partially offset by a change in sales mix towards products with reduced or no vendor promotional funding support.

•

Insurance Segment:    Cost of sales primarily consists of claims loss and loss adjustment expenses, underwriting expenses, commissions, premium taxes and regulatory fees. Cost of sales decreased $0.7 million to $2.2 million in the 2014 Period compared to $2.9 million in the 2013 Period. The decrease is primarily due to decreases in incurred losses and variable underwriting expenses resulting from the decrease in premiums earned.

Distribution, selling and administrative expenses.    Consolidated distribution, selling and administrative expenses were $70.1 million in the 2014 Period compared to $72.9 million in the 2013 Period, reflecting a decrease of $2.8 million, and comprised 7.8% and 8.3% of net sales for the 2014 and 2013 Periods, respectively. Factors impacting distribution, selling and administrative expenses are as follows:

•

Wholesale Distribution Segment:    Distribution, selling and administrative expenses decreased $2.7 million to $68.1 million in the 2014 Period compared to $70.8 million in the 2013 Period, and comprised 7.6% and 8.1% of Wholesale Distribution net sales for the 2014 and 2013 Periods, respectively.

•

Employee Pension and Postretirement Benefits:    During the 2014 Period, we experienced a decline of $2.0 million, or 0.2% as a percent of Wholesale Distribution net sales, in employee pension and postretirement benefit expenses, primarily due to expense reductions resulting from an increase in interest rates used to discount our benefit plan liabilities at September 30, 2013.

•

Insurance Expense:    During the 2014 Period, we experienced net insurance expense increases of $1.1 million, or 0.1% as a percent of Wholesale Distribution net sales. This increase in expense is primarily due to the decrease in the cash surrender value of our life insurance policy assets, which are held in a rabbi trust to support post-termination retirement benefits and are not available for general corporate purposes. The changes in our policy assets are a result of changes in the fair value of the underlying securities, which are highly concentrated in U.S. equity markets and priced based on readily determinable market values.

•

General Expenses:    During the 2014 Period, general expenses decreased $1.8 million, or 0.4% as a percent of Wholesale Distribution net sales, primarily due to the benefit in the 2014 Period of reduced expenses resulting from a consolidation of warehouses in the 2013 Period, as well as a continued focus on cost reductions in the current period. The 2013 Period had been negatively impacted by the costs of the consolidation.

•	Insurance Segment: Selling and administrative expenses for the Insurance segment were $1.7 million and $1.9 million for the 2014 and 2013 Periods, respectively.

•	All Other: Selling and administrative expenses for our All Other business activities were $0.3 million and $0.2 million in the 2014 and 2013 Periods, respectively.

Interest.    Interest expense decreased $0.6 million to $2.8 million in the 2014 Period compared to $3.4 million for the 2013 Period and comprised 0.3% and 0.4% of consolidated net sales for the 2014 and 2013 Periods, respectively. Factors impacting interest expense are as follows:

•	Interest expense on our primary debt instruments (as described below) decreased $0.6 million to $2.6 million in the 2014 Period compared to $3.2 million in the 2013 Period.

•

Weighted Average Borrowings:    Interest expense increased $0.6 million from the 2013 Period as a result of higher outstanding debt. Weighted average borrowings increased by $41.7 million primarily due to amounts used to fund debt extinguishment costs and refinancing fees during the third quarter of fiscal 2013 and increases in net working capital in support of the Company’s growth in the 2014 Period.

•

Interest Rates:    Interest expense decreased $1.2 million from the 2013 Period as a result of lower borrowing rates. Our effective borrowing rate for the combined primary debt, made up of the revolving lines of credit for Unified and Grocers Capital Company, the term loan and senior secured notes, was 3.7% and 5.5% for the 2014 and 2013 Periods, respectively. The rate decrease was due to lower effective rates on Unified’s revolving line of credit and the term loan which replaced portions of the senior secured notes.

Borrowings on Unified’s revolving credit agreement are subject to market rate fluctuations. A 25 basis point change in the market rate of interest over the period would have resulted in a $0.1 million increase or decrease in corresponding interest expense.

•	Interest expense on our other debt instruments was $0.2 million for both the 2014 and 2013 Periods.

Estimated patronage dividends.    Estimated patronage dividends for the 2014 Period were $2.5 million, compared to estimated patronage dividends of $2.4 million in the 2013 Period. Estimated patronage dividends for the 2014 and 2013 Periods consisted of the patronage activities from our three patronage earnings divisions: the Southern California Dairy Division, the Pacific Northwest Dairy Division and the Cooperative Division. For the 2014 and 2013 Periods, respectively, we had patronage earnings of $2.3 million and $2.2 million in the Southern California Dairy Division, $0.2 million and $0.2 million in the Pacific Northwest Dairy Division and no patronage earnings for the 2014 and 2013 Periods in the Cooperative Division. Although the 2014 Period had no patronage earnings, the Cooperative Division experienced improvement in the 2014 Period due to higher net sales, lower employee pension and postretirement benefit expenses and reduced operating expenses, partially offset by a change in sales mix towards products with lower margins. Patronage dividends produced by the Cooperative Division are distributed annually, historically in cash, Class B and Class E Shares (see Part I, Item 1. “Business – Patronage Dividends” of our Annual Report on Form 10-K for the year ended September 28, 2013 for additional information), while patronage dividends produced by the dairy divisions are paid quarterly, historically in cash.

Income taxes.    Our effective income tax rate was 34.3% for the 2014 Period compared to 29.6% for the 2013 Period. The rate increase compared to the 2013 Period was due to tax adjustments related to our corporate-owned life insurance.

TWENTY-SIX WEEK PERIOD ENDED MARCH 29, 2014 (“2014 PERIOD”) COMPARED TO THE TWENTY-SIX WEEK PERIOD ENDED MARCH 30, 2013 (“2013 PERIOD”)

Overview of the 2014 Period.    We experienced an overall net sales increase of $25.3 million, or 1.4%, to $1.848 billion for the 2014 Period as compared to $1.823 billion for the 2013 Period. Our net sales for the Wholesale Distribution segment increased $26.3 million, or 1.5%, for the comparable 2014 and 2013 Periods. We increased sales through the addition of new customers and higher sales to continuing customers, which were partially offset by the loss of sales due to lost customers and store closures. Net sales in our Insurance segment decreased $0.7 million for the comparable twenty-six week period. The decrease was primarily due to a decrease in workers’ compensation policies written partially offset by an increase in renewal premiums and investment income. Net sales in our All Other business activities decreased $0.3 million for the comparable 2014 and 2013 Periods.

Our consolidated operating income increased $7.7 million to $11.9 million in the 2014 Period compared to $4.2 million in the 2013 Period.

The overall increase in operating income is summarized in our operating segments and other business activities as follows:

•

Wholesale Distribution Segment:    The Wholesale Distribution segment’s operating income increased $6.9 million to earnings of $11.3 million in the 2014 Period compared to $4.4 million in the 2013 Period. This increase in earnings was primarily due to higher net sales, lower employee pension and postretirement benefit expenses and reduced operating expenses, partially offset by a change in sales mix towards products with lower margins.

•

Insurance Segment:    Operating income increased $1.2 million in our Insurance segment to earnings of $0.8 million in the 2014 Period compared to a loss of $0.4 million in the 2013 Period. This improvement was primarily due to an increase in investment income.

•

All Other:    Operating income in our All Other business activities reflected a decrease of $0.4 million to a loss of $0.2 million in the 2014 Period compared to earnings of $0.2 million in the 2013 Period. All Other business activities primarily consist of activities conducted through our finance subsidiary.

The following tables summarize the performance of each business segment for the 2014 and 2013 Periods.

Wholesale Distribution Segment

(dollars in thousands)

	Twenty-Six Weeks Ended March 29, 2014		Twenty-Six Weeks Ended March 30, 2013
	Amounts in 000’s	Percent to Net Sales	Amounts in 000’s	Percent to Net Sales	Difference
Gross billings	$1,888,900	—	$1,827,836	—	$61,064
Less: Gross billings through vendor direct arrangements	(50,136)	—	(15,493)	—	(34,643)
Inter-segment eliminations	(50)	—	—	—	(50)

Net sales	1,838,714	100.0%	1,812,343	100.0%	26,371
Cost of sales	1,695,217	92.2	1,667,886	92.0	27,331
Distribution, selling and administrative expenses	132,227	7.2	140,063	7.7	(7,836)

Operating income	$11,270	0.6%	$4,394	0.3%	$6,876

Insurance Segment

(dollars in thousands)

	Twenty-Six Weeks Ended March 29, 2014		Twenty-Six Weeks Ended March 30, 2013
	Amounts in 000’s	Percent to Net Sales	Amounts in 000’s	Percent to Net Sales	Difference
Gross sales – premiums earned and investment income	$14,822	—	$15,692	—	$(870)
Inter-segment eliminations	(5,591)	—	(5,758)	—	167

Net sales – premiums earned and investment income	9,231	100.0%	9,934	100.0%	(703)
Cost of sales – underwriting expenses	5,045	54.7	6,637	66.8	(1,592)
Selling and administrative expenses	3,336	36.1	3,726	37.5	(390)

Operating income (loss)	$850	9.2%	$(429)	(4.3)%	$1,279

All Other

(dollars in thousands)

	Twenty-Six Weeks Ended March 29, 2014		Twenty-Six Weeks Ended March 30, 2013
	Amounts in 000’s	Percent to Net Sales	Amounts in 000’s	Percent to Net Sales	Difference
Gross sales	$463	—	$784	—	$(321)
Inter-segment eliminations	(81)	—	(74)	—	(7)

Net sales	382	100.0%	710	100.0%	(328)
Selling and administrative expenses	559	146.3	425	59.9	134

Operating (loss) income	$(177)	(46.3)%	$285	40.1%	$(462)

Net sales.    Consolidated net sales increased $25.3 million, or 1.4%, to $1.848 billion in the 2014 Period compared to $1.823 billion for the 2013 Period. Factors impacting net sales are as follows:

•

Wholesale Distribution Segment:    Wholesale Distribution gross billings increased $61.1 million to $1.889 billion in the 2014 Period compared to $1.828 billion for the 2013 Period. Significant components of this increase are summarized below.

(dollars in millions)
Key Gross Billings Changes	Increase (Decrease)
Increase in gross billings to continuing customers	$91.9
New customers	9.8
Lost customers (former customers currently served by competitors)	(8.9)
Store closures	(31.7)

Change in gross billings	$61.1

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

•

Insurance Segment:    Net sales, consisting principally of premium revenues and investment income, decreased $0.7 million to $9.2 million in the 2014 Period compared to $9.9 million for the 2013 Period. The decrease is primarily due to a decrease in workers’ compensation premium revenue, partially offset by an increase in investment income.

•	All Other: Net sales were $0.4 million and $0.7 million in the 2014 and 2013 Periods, respectively.

Cost of sales (including underwriting expenses).    Consolidated cost of sales were $1.700 billion for the 2014 Period and $1.675 billion for the 2013 Period and comprised 92.0% and 91.9% of consolidated net sales for the 2014 and 2013 Periods, respectively. Factors impacting cost of sales are as follows:

•

Wholesale Distribution Segment:    Cost of sales increased $27.3 million to $1.695 billion in the 2014 Period compared to $1.668 billion in the 2013 Period. As a percentage of Wholesale Distribution net sales, cost of sales were 92.2% and 92.0% for the 2014 and 2013 Periods, respectively.

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

•

Insurance Segment:    Cost of sales primarily consists of claims loss and loss adjustment expenses, underwriting expenses, commissions, premium taxes and regulatory fees. Cost of sales decreased $1.6 million to $5.0 million in the 2014 Period compared to $6.6 million in the 2013 Period. The decrease is primarily due to decreases in incurred losses and variable underwriting expenses resulting from the decrease in premiums earned.

Distribution, selling and administrative expenses.     Consolidated distribution, selling and administrative expenses were $136.1 million in the 2014 Period compared to $144.2 million in the 2013 Period, reflecting a decrease of $8.1 million, and comprised 7.4% and 7.9% of net sales for the 2014 and 2013 Periods, respectively. Factors impacting distribution, selling and administrative expenses are as follows:

•

Wholesale Distribution Segment:    Distribution, selling and administrative expenses decreased $7.9 million to $132.2 million in the 2014 Period compared to $140.1 million in the 2013 Period, and comprised 7.2% and 7.7% of Wholesale Distribution net sales for the 2014 and 2013 Periods, respectively.

•

Employee Pension and Postretirement Benefits:    During the 2014 Period, we experienced a decline of $3.9 million, or 0.2% as a percent of Wholesale Distribution net sales, in employee pension and postretirement benefit expenses, primarily due to expense reductions resulting from an increase in interest rates used to discount our benefit plan liabilities at September 30, 2013.

•

Consulting Expense:    During the 2014 Period, we experienced a decline in consulting expense of $1.0 million, or 0.1% as a percent of Wholesale Distribution net sales. This decrease in expense is primarily due to lower consulting services utilized during the period.

•

General Expenses:    During the 2014 Period, general expenses decreased $3.0 million, or 0.2% as a percent of Wholesale Distribution net sales, primarily due to the benefit in the 2014 Period of reduced expenses resulting from a consolidation of warehouses in the 2013 Period, as well as a continued focus on cost reductions in the current period. The 2013 Period had been negatively impacted by the costs of the consolidation.

•	Insurance Segment: Selling and administrative expenses for the Insurance segment were $3.3 million and $3.7 million for the 2014 and 2013 Periods, respectively.

•	All Other: Selling and administrative expenses for our All Other business activities were $0.6 million and $0.4 million in the 2014 and 2013 Periods, respectively.

Interest.    Interest expense decreased $1.0 million to $5.6 million in the 2014 Period compared to $6.6 million for the 2013 Period and comprised 0.3% and 0.4% of consolidated net sales for the 2014 and 2013 Periods, respectively. Factors impacting interest expense are as follows:

•	Interest expense on our primary debt instruments (as described below) decreased $1.1 million to $5.1 million in the 2014 Period compared to $6.2 million in the 2013 Period.

•

Weighted Average Borrowings:    Interest expense increased $0.7 million from the 2013 Period as a result of higher outstanding debt. Weighted average borrowings increased by $31.0 million primarily due to amounts used to fund debt extinguishment costs and refinancing fees during the third quarter of fiscal 2013 and increases in net working capital in support of the Company’s growth in the 2014 Period.

•

Interest Rates:    Interest expense decreased $1.8 million from the 2013 Period as a result of lower borrowing rates. Our effective borrowing rate for the combined primary debt, made up of the revolving lines of credit for Unified and Grocers Capital Company, the term loan and senior secured notes, was 3.7% and 5.0% for the 2014 and 2013 Periods, respectively. The rate decrease was due to lower effective rates on Unified’s revolving line of credit and the term loan which replaced portions of the senior secured notes.

Borrowings on Unified’s revolving credit agreement are subject to market rate fluctuations. A 25 basis point change in the market rate of interest over the period would have resulted in a $0.3 million increase or decrease in corresponding interest expense.

•	Interest expense on our other debt instruments was $0.5 million and $0.4 million for the 2014 and 2013 Periods, respectively.

Estimated patronage dividends.    Estimated patronage dividends for the 2014 Period were $4.9 million, compared to estimated patronage dividends of $5.0 million in the 2013 Period. Estimated patronage dividends for the 2014 and 2013 Periods consisted of the patronage activities from our three patronage earnings divisions: the Southern California Dairy Division, the Pacific Northwest Dairy Division and the Cooperative Division. For the 2014 and 2013

Periods, respectively, we had patronage earnings of $4.4 million and $4.5 million in the Southern California Dairy Division, $0.5 million and $0.5 million in the Pacific Northwest Dairy Division and no patronage earnings for the 2014 and 2013 Periods in the Cooperative Division. Although the 2014 Period had no patronage earnings, the Cooperative Division experienced improvement in the 2014 Period due to higher net sales, lower employee pension and postretirement benefit expenses and reduced operating expenses, partially offset by a change in sales mix towards products with lower margins. Patronage dividends produced by the Cooperative Division are distributed annually, historically in cash, Class B and Class E Shares (see Part I, Item 1. “Business – Patronage Dividends” of our Annual Report on Form 10-K for the year ended September 28, 2013 for additional information), while patronage dividends produced by the dairy divisions are paid quarterly, historically in cash.

Income taxes.    Our effective income tax rate was 24.3% for the 2014 Period compared to 36.5% for the 2013 Period. The lower than statutory rate for the 2014 Period was attributable to our pre-tax income and favorable adjustments to our tax contingency reserve. In contrast, the higher than statutory rate for the 2013 Period was due to our pre-tax loss and favorable adjustments to our tax contingency reserve.

LIQUIDITY AND CAPITAL RESOURCES

We finance our capital needs through a combination of internal and external sources. These sources include cash flows from operations, Member capital and other Member investments, bank borrowings, various types of long-term debt and lease financing.

The acquisition, holding and redemption of our capital shares and making of deposits by our Members, and our policies with respect to such matters, can significantly affect our liquidity and capital resources. Our Bylaws, which may be changed by the Board at its discretion, currently require that each Member own 350 Class A Shares. In addition, we currently require each Member to own such amount of Class B Shares as may be established by the Board. This requirement to own Class B Shares is referred to as the “Class B Share Requirement.” Members who do not satisfy the Class B Share Requirement solely from their holdings of Class B Shares are generally required to make a subordinated deposit (a “Required Deposit”) with us. Member and Non-Member customers may be required to provide us a Credit Deposit in order to purchase products on credit terms established by us. “Credit Deposit” means any non-subordinated deposit that is required to be maintained by a Member or Non-Member customer in accordance with levels established by our credit office from time to time in excess of the amount of the Required Deposit set by the Board. We do not pay interest on Required Deposits or Credit Deposits; however, interest is paid at the prime rate for deposits in excess of a Member’s Required Deposit or Credit Deposit (an “Excess Deposit”). See Part I, Item 1. “Business – Capital Shares,” Part I, Item 1. “Business – Customer Deposits” and Part I, Item 1. “Business – Pledge of Shares and Guarantees” of our Annual Report on Form 10-K for the year ended September 28, 2013 for additional information. Additionally, see “DESCRIPTION OF DEPOSIT ACCOUNTS” in our Post-Effective Amendment No. 3 to Registration Statement on Form S-1 filed on February 18, 2014, with respect to our offering of Partially Subordinated Patrons’ Deposit Accounts and see “OFFERING OF CLASS A, CLASS B AND CLASS E SHARES” in our Post-Effective Amendment No. 3 to Registration Statement on Form S-1 filed on February 18, 2014, with respect to our offering of Class A, Class B and Class E Shares for further information.

At March 29, 2014, we had $0.6 million of tendered Class A Shares and $23.5 million of tendered Class B Shares pending redemption, whose redemption is subject to final approval by the Board, and in the case of Class B Shares, subject to the 5% limitation on redemptions contained in our redemption policy (see “DESCRIPTION OF CAPTIAL STOCK – Redemption Policy” in our Post-Effective Amendment No. 3 to Registration Statement on Form S-1 filed on February 18, 2014, with respect to our offering of Class A, Class B and Class E Shares for further information).

Our obligations to repay a Member’s Required Deposit on termination of Member status (once the Member’s obligations to us have been satisfied) is reported as a long-term liability within “Members’ and Non-Members’ deposits” on our consolidated condensed balance sheets. Excess Deposits are not subordinated to our other obligations and are reported as short-term liabilities within “Members’ deposits and estimated patronage dividends” on our consolidated condensed balance sheets. At March 29, 2014 and September 28, 2013, we had $6.9 million and $5.8 million, respectively, in “Members’ and Non-Members’ deposits” and $12.6 million and $11.7 million, respectively, in “Members’ deposits and estimated patronage dividends” (of which $11.2 million and $10.5 million, respectively, represented Excess Deposits).

We believe that the combination of cash flows from operations, current cash balances and available lines of credit will be sufficient to service our debt, redeem Members’ capital shares, make income tax payments and meet our anticipated needs for working capital and capital expenditures through at least the next five fiscal years.

CASH FLOW

We generated positive cash flow from financing activities during the twenty-six week 2014 Period. Cash from financing activities was used for operating and investing activities, including investing in our infrastructure. We also reinvested proceeds from maturing investments.

As a result of these activities, net cash, consisting of cash and cash equivalents, increased by $3.7 million to $12.6 million as of March 29, 2014 compared to $8.9 million as of September 28, 2013.

The following table summarizes the impact of operating, investing and financing activities on our cash flows for the twenty-six week 2014 and 2013 Periods:

(dollars in thousands)
Summary of Net Increase in Total Cash	2014	2013	Difference
Cash (utilized) provided by operating activities	$(8,890)	$25,263	$(34,153)
Cash utilized by investing activities	(10,433)	(18,858)	8,425
Cash provided (utilized) by financing activities	23,020	(5,641)	28,661

Total increase in cash	$3,697	$764	$2,993

Net cash flows from operating, investing and financing activities increased by $2.9 million, resulting in a $3.7 million increase in cash for the 2014 Period compared to an increase of $0.8 million in cash for the 2013 Period. The increase in net cash flow for the 2014 Period consisted of cash provided by financing activities of $23.0 million, offset by cash utilized by operating activities of $8.9 million and investing activities of $10.4 million. The primary factors contributing to the changes in cash flow are discussed below. At March 29, 2014 and September 28, 2013, working capital was $156.8 million and $150.8 million, respectively, and the current ratio was 1.5 at both March 29, 2014 and September 28, 2013.

Operating Activities:    Net cash utilized by operating activities increased by $34.2 million to $8.9 million utilized in the 2014 Period compared to $25.3 million provided in the 2013 Period. The increase in cash utilized by operating activities compared to the 2013 Period was attributable to (1) an increase between the periods in cash used to fund pension plan contributions of $1.0 million, (2) a decrease between the periods in net cash flows related to decreased inventories of $22.9 million, (3) an increase between the periods in cash used to pay accounts payable and accrued liabilities of $15.0 million and (4) a decrease in long-term liabilities, other between the periods of $6.6 million, primarily attributable to a decrease in pension and postretirement liabilities. The foregoing increases of $45.5 million in cash utilized were partially offset by (1) an increase in net earnings between the periods of $5.7 million, (2) a non-recurring adjustment in the 2013 Period to reconcile net earnings (loss) to net cash (utilized) provided by operating activities of $2.7 million related to the curtailment gain for other postretirement benefit plans, (3) a decrease in accounts receivable between the periods of $1.5 million, (4) a decrease between the periods related to prepaid expenses of $1.1 million and (5) an increase between the periods in net cash provided by other operating activities of $0.3 million.

Investing Activities:    Net cash utilized by investing activities decreased by $8.4 million to $10.4 million utilized in the 2014 Period compared to $18.8 million in the 2013 Period. The decrease in cash utilized by investing activities during the 2014 Period as compared to the 2013 Period was due mainly to (1) a decrease in capital expenditures between the periods of $2.3 million, (2) a decrease of $0.9 million in net investment activities by our insurance subsidiaries, consisting of the purchase and sale of securities to replace maturing investments in their portfolios, (3) a decrease in cash utilized by net notes receivable activities of $5.0 million, reflecting normal fluctuation in loan activity to Members for their inventory and equipment financing and (4) a decrease in other assets between the periods of $0.2 million, primarily related to the changes in value between the periods of our mutual fund and life insurance policy assets. Spending on future investing activities is expected to be funded by existing cash balances, cash generated from operations or additional borrowings.

Financing Activities:    Net cash provided by financing activities was $23.0 million for the 2014 Period compared to cash utilized of $5.7 million in the 2013 Period. The net increase of $28.7 million in cash provided by financing activities for the 2014 Period as compared to the 2013 Period was due to an increase in cash provided of $29.7 million related to higher revolver borrowings, reduced by notes payable repayments and payments of deferred financing fees in the 2014 Period. See “Outstanding Debt and Other Financing Arrangements” for further discussion regarding our credit facilities and financing arrangements. The net increase in cash provided by net borrowings under our secured revolving credit agreements and notes payable was partially offset by cash used for Member investment and share activity of $1.0 million. Financing to meet future capital spending requirements is expected to be provided by our continuing operating cash flow or additional borrowings.

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

CONTRACTUAL OBLIGATIONS AND COMMERCIAL COMMITMENTS

Other than items discussed below in “Outstanding Debt and Other Financing Arrangements,” there have been no material changes in our contractual obligations and commercial commitments outside the ordinary course of our business during the twenty-six week period ended March 29, 2014. See “Contractual Obligations and Commercial Commitments” discussed in Part II, Item 7. “Management’s Discussion and Analysis of Financial Condition and Results of Operations” of our Annual Report on Form 10-K for the year ended September 28, 2013 for additional information.

OUTSTANDING DEBT AND OTHER FINANCING ARRANGEMENTS

Other than discussed below, there have been no material changes in our outstanding debt and other financing arrangements outside the ordinary course of our business during the twenty-six week period ended March 29, 2014. Amounts outstanding related to our secured revolving credit agreements, senior secured notes and other debt agreements are disclosed below. See “Credit Facilities” and “Outstanding Debt and Other Financing Arrangements” discussed in Part II, Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and Note 5 “Notes Payable” of “Notes to Consolidated Financial Statements” in Part II, Item 8, “Financial Statements and Supplementary Data” of our Annual Report on Form 10-K for the year ended September 28, 2013 for additional information.

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

Our outstanding revolver borrowings under the Credit Agreement increased to $167.7 million at March 29, 2014 (Eurodollar and Base Rate Loans at a blended average rate of 1.94% per annum) from $144.5 million at September 28, 2013 (Eurodollar and Base Rate Loans at a blended average rate of 1.97% per annum), with access to approximately $105.0 million of additional capital available under the Credit Agreement (based on the amounts indicated above and subject to applicable reserves and borrowing base limitations) to fund our continuing operations and capital spending requirements for the foreseeable future. Our outstanding term loan borrowings under the Credit Agreement were $38.2 million at March 29, 2014 (Eurodollar and Base Rate Loans at a blended average rate of 2.17% per annum) and $40.2 million at September 28, 2013 (Eurodollar and Base Rate Loans at a blended average rate of 2.20% per annum). As of March 29, 2014, we are in compliance with all applicable covenants of the Credit Agreement. While we are currently in compliance with all required covenants and expect to remain in compliance, this does not guarantee that we will remain in compliance in future periods.

Subsidiary Financing Arrangement

Our wholly-owned finance subsidiary, Grocers Capital Company (“GCC”), is party to a Loan and Security Agreement, dated as of September 24, 2010, and then amended on September 19, 2013 and March 12, 2014 (the “GCC Loan Agreement,” as amended), by and among GCC, the lenders party thereto, and California Bank & Trust, as Arranger and Administrative Agent. The GCC Loan Agreement provides for a revolving credit facility with total commitments in the principal amount of $15 million. Borrowings under the GCC Loan Agreement may not exceed 80% of GCC’s eligible notes receivable (certain notes receivable restricted to 50%), less any reserves as may be established by the Agent. The GCC Loan Agreement matures on June 30, 2014. Borrowings under the GCC Loan Agreement are utilized to fund loans to our customers and for GCC’s general corporate purposes, including customary financing and operating activities.

GCC had revolving loan borrowings of $12.0 million and $4.0 million, bearing an interest rate of 4.00% (3.25% prime plus 0.75% interest rate margin), outstanding at March 29, 2014 and September 28, 2013, respectively. As of March 29, 2014, we are in compliance with all applicable covenants of the GCC Loan Agreement. While we are currently in compliance with all required covenants and expect to remain in compliance, this does not guarantee that we will remain in compliance in future periods.

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

At March 29, 2014 and September 28, 2013, respectively, we had a total of $50.1 million and $51.4 million outstanding in Hancock Debt. As of March 29, 2014, we were in compliance with all applicable covenants in the Senior Note Agreement. While we are currently in compliance with all required covenants and expect to remain in compliance, this does not guarantee that we will remain in compliance in future periods.

Other Debt Agreements

During fiscal 2013, we entered into three note and security agreements for the purchase of tractors. These agreements bear interest at a rate of 2.2% and mature in fiscal 2018. At March 29, 2014 and September 28, 2013, respectively, the outstanding loan balance under the three agreements totaled $2.4 million and $2.7 million.

REDEMPTION OF CAPITAL STOCK

Our Articles of Incorporation and Bylaws provide that the Board has the absolute discretion to repurchase, or not repurchase, any Class A, Class B or Class E Shares of any outgoing Member regardless of when the membership terminated, and any Class B Shares in excess of the Class B Share Requirement held by a current Member, whether or not the shares have been tendered for repurchase and regardless of when the shares were tendered. The Board considers the redemption of eligible Class A Shares at each board meeting. All other shares eligible for redemption are considered by the Board on an annual basis, usually in December. Class E Shares will only be redeemed upon approval of the Board or upon sale or liquidation of the Company. The Class E Shares become eligible for redemption at the discretion of the Board at a price of $100 per share ten years after their issuance date, with the outstanding Class E Shares becoming eligible for redemption between the end of fiscal 2013 and the end of fiscal 2018. The following table presents our redemptions of shares during the twenty-six weeks ended March 29, 2014:

Thirteen weeks ended	Share Class	Number of Shares Redeemed	Approximate Value of Shares Redeemed
December 28, 2013	A	1,400	$ 0.4 million
March 29, 2014	A	2,100	$ 0.6 million
March 29, 2014	B	19,357	$ 5.6 million
March 29, 2014	E	38,905	$ 3.9 million

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

Our net periodic benefit plan expense (credit) for our combined pension and other postretirement benefits was approximately $(0.3) million and $3.4 million (including a one-time curtailment gain of $2.7 million related to our Retiree Medical Plan) for the twenty-six weeks ended March 29, 2014 and March 30, 2013, respectively.

We expect to make estimated minimum contributions to the Unified Cash Balance Plan totaling $11.3 million during fiscal 2014, which is comprised of $4.8 million for the 2014 plan year and $6.5 million for the 2013 plan year. At our discretion, we may contribute in excess of these amounts. Additional contributions, if any, will be based, in part, on future actuarial funding calculations and the performance of plan investments. We contributed zero and $3.6 million to the Unified Cash Balance Plan during the twenty-six weeks ended March 29, 2014 for the 2014 and 2013 plan years, respectively.

Additionally, we expect to make benefit payments of $3.4 million to participants in the ESPPIII for the 2014 plan year. We made benefit payments of $1.7 million to participants in the ESPPIII during the twenty-six weeks ended March 29, 2014 for the 2014 plan year.

Benefit expense for the SERP is accrued under the assumption that all participants in the SERP will achieve full vesting (five years of service). As of March 29, 2014, we accrued $1.4 million in SERP expense (recorded in long-term liabilities, other in our consolidated condensed balance sheets). See Note 5 of “Notes to Consolidated Condensed Financial Statements – Unaudited” in Part I, Item 1, “Financial Statements (Unaudited)” of this Quarterly Report on Form 10-Q and Item 5.02. “Compensatory Arrangements of Certain Officers” of our Current Report on Form 8-K, filed on May 14, 2013, for additional discussion.

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

We have an increasingly concentrated customer base, which has in the past reduced, and may continue in the future to reduce, our margins and expose us to an increase in risk concentration, including in the areas of credit risk and the sudden loss of significant customer business.    Our operating results are highly dependent upon maintaining or growing our sales to our customers. Our largest customer, Smart & Final, Inc., a Non-Member customer, constituted approximately 14% of our total net sales for the twenty-six week period ended March 29, 2014. In recent years, we have seen our sales become increasingly concentrated with our large customers, with our top ten customers having increased from 42% of our total net sales in fiscal 2008 to 47% of our total net sales in fiscal 2013. Our top ten customers constituted approximately 48% of our total net sales for the twenty-six week period ended March 29, 2014. A significant loss in membership or volume by one of our larger customers could have a sudden and material adverse effect on our operating results. For example, in the third quarter of fiscal 2011, we lost one of our top ten customers who represented $144.9 million in net sales for the fifty-two weeks immediately preceding the date they ceased purchasing from us. Between fiscal 2011 and fiscal 2012, this resulted in a loss of $87.2 million in annual net sales, or 2% of total net sales in fiscal 2012. We have also experienced an overall decline in the number of Members every year since the end of fiscal 2008. Since then, the number of Members has declined from 520 to 389 at the end of fiscal 2013, an average decline of 5.6% per year in our membership base. We believe this decline has been due to a number of factors, including smaller-volume retailers deciding to conduct business with us as Non-Members, Members discontinuing operations due to competition they face or challenging economic conditions, Members consolidating with other Members and Members choosing other wholesale distributors.

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

We are also exposed to concentrations of credit risk related primarily to trade receivables, notes receivable and lease guarantees for certain Members. Our ten customers with the largest accounts receivable balances accounted for approximately 39% of total accounts receivable at both March 29, 2014 and September 28, 2013. These concentrations of credit risk may be affected by changes in economic or other conditions affecting the western United States, particularly Arizona, California, Nevada, Oregon and Washington. We could suffer losses as a result of our concentrated credit risk in the event of a significant adverse change in economic or other conditions.

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

The requirement that Members invest in our shares and/or make Required Deposits, and the lack of liquidity with respect to such investments and Required Deposits, may make attracting new Members difficult and may cause existing Members to withdraw from membership.    Members are required to meet specific requirements, which include ownership of our capital shares and may include required cash deposits. These investments by Members are a principal source of our capital, and for the twenty-six weeks ended March 29, 2014, approximately 76% of our net sales were to Members. We compete with other wholesale suppliers who are not structured as cooperatives and therefore have no investment requirements for customers. Our requirements to purchase shares or maintain cash deposits may become an obstacle to retaining existing business and attracting new business. For a discussion of required Member equity investments and deposits, see Part I, Item 1, “Business – Capital Shares” and Part I, Item 1, “Business – Customer Deposits” of our Annual Report on Form 10-K for the year ended September 28, 2013.

Our Bylaws give the Board complete discretion with respect to the redemption of shares held by terminated Members and excess shares held by Members. Our redemption policy currently provides that the number of Class B Shares that we may redeem in any fiscal year is limited to no more than 5% of the outstanding Class B Shares (after patronage dividends payable in Class B Shares). During the second quarter of fiscal 2014, we redeemed 6,545 Class B Shares that had been previously tendered at the close of fiscal 2013, leaving 72,231 Class B Shares, or 17% of our outstanding Class B Shares at the close of fiscal 2013, that have been tendered for redemption but not yet redeemed. This percentage has steadily increased in recent years, from 16% and 15% of our outstanding Class B Shares at the close of fiscal 2012 and 2011, respectively, as we have had an increase in the number of shares our Members have sought to redeem and we have redeemed less than the 5% limit in fiscal 2013, 2012 and 2011. The increase in the number of shares our Members have sought to redeem has been driven by our having an overall decline in the number of Members every year since the end of fiscal 2008. Since then, the number of Members has declined from 520 to 389 at the end of fiscal 2013, an average decline of 5.6% per year in our membership base. Our annual redemption rate has been less than the 5% limit in recent years due in significant part to our Board deciding to conserve capital during years of limited profit or a net loss. Based on our recent history of redemptions as compared to the number of shares tendered for redemption, Members seeking to redeem shares may be required to wait a number of years. Members may have even less liquidity with respect to shares in Unified should the Board, in its discretion, cease redemptions of stock. See Part II, Item 8, “Financial Statements and Supplementary Data – Notes 10 and 18” of our Annual Report on Form 10-K for the year ended September 28, 2013 for recent redemption activity and the number of outstanding shares tendered for redemption but which have not yet been redeemed. Furthermore, required cash deposits are contractually subordinated and subject to the prior payment in full of our senior indebtedness. For a discussion of the limitations on the redemption of capital shares and the subordination of cash deposits, see Part I, Item 1, “Business – Capital

Shares – Redemption of Class A, Class B and Class E Shares,” Part I, Item 1, “Business – Customer Deposits” and Part I, Item 1, “Business – Pledge of Shares and Guarantees” of our Annual Report on Form 10-K for the year ended September 28, 2013. These limitations on our obligation to redeem capital shares or repay the cash deposits of Members may cause Members to withdraw from membership or potential Members to not become Members.

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

As of March 29, 2014, we believe we have sufficient cash flow from operations and availability under the revolving credit agreement to meet our operating needs, capital spending requirements and required debt repayments through June 28, 2018. However, if access to operating cash or to the revolving credit agreement becomes restricted, or if the revolving credit agreement expires before June 28, 2018, we may be compelled to seek alternate sources of cash. We cannot assure that alternate sources will provide cash on terms favorable to us or at all. Consequently, the inability to access alternate sources of cash on terms similar to our existing agreement could adversely affect our operations.

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

The credit and liquidity crisis in the United States and throughout the global financial system triggered substantial volatility in the world financial markets and banking system. As a result, the investment portfolio of the Unified Cash Balance Plan incurred a significant decline in fair value during fiscal 2008. The value of the plan’s investment portfolio increased during fiscal 2009 and 2010, declined in fiscal 2011, increased in fiscal 2012 and 2013, and increased for the twenty-six weeks ended March 29, 2014. The values of the plan’s individual investments have and will fluctuate in response to changing market conditions, and the amount of gains or losses that will be recognized in subsequent periods, if any, cannot be determined.

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

Members’ Class A, Class B and Class E Shares are subject to risk of loss.    Class A and Class B Shares are purchased and sold at purchase prices equal to the Exchange Value Per Share at the close of the last fiscal year end prior to the date the shares are purchased or tendered for redemption. Class E Shares become eligible for redemption at the discretion of the Board at a price of $100 per share ten years after their issuance date, with the outstanding Class E Shares becoming eligible for redemption between the end of fiscal 2013 and the end of fiscal 2018. If a Member were to sell shares at a price that is less than the price at which the shares were purchased, the Member would lose all or a portion of its investment in the Class A, Class B or Class E Shares. See “OFFERING OF CLASS A, CLASS B AND CLASS E SHARES” in our Post-Effective Amendment No. 3 to Registration Statement on Form S-1 filed on February 18, 2014, with respect to our offering of Class A, Class B and Class E Shares for further information.

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

We are subject to interest rate changes on certain of our notes payable under our credit agreements that may affect the fair value of the notes payable, as well as cash flow and earnings. Based on the notes payable outstanding at March 29, 2014 and the current market condition, a one percent change in the applicable interest rates would impact our annual cash flow and pretax earnings by approximately $2.2 million. See Note 2 of “Notes to Consolidated Condensed Financial Statements – Unaudited” in Part I, Item 1, “Financial Statements (Unaudited)” for additional discussion regarding the fair value of notes payable.

We are exposed to credit risk on accounts receivable through the ordinary course of business and we perform ongoing credit evaluations. Concentration of credit risk with respect to accounts receivable is limited due to the nature of our customer base (i.e., primarily Members). We currently believe our allowance for doubtful accounts is sufficient to cover customer credit risks.

The majority of our investments are held primarily by two of our insurance subsidiaries, and includes obligations of U.S. government corporations and agencies, high quality investment grade corporate bonds, U.S. government treasury securities, U.S. state and municipal securities and common equity securities. The investments held by our insurance subsidiaries, excluding the common equity securities, are generally not actively traded and are valued based upon inputs including quoted prices for identical or similar assets. Collectively, the estimated fair value or market value of these investments declined below their cost during the twenty-six weeks ended March 29, 2014, although the decrease in value of these investments is deemed by management to be temporary in nature.

Life insurance and mutual fund assets with values tied to the equity markets are impacted by overall market conditions. During the twenty-six weeks ended March 29, 2014, net earnings and net comprehensive earnings experienced an increase corresponding to the increase in life insurance and mutual fund assets, respectively.

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

Changes in internal controls over financial reporting.    Our management, with the participation of our CEO and CFO, has evaluated any changes in our internal control over financial reporting that occurred during the most recent fiscal quarter. Based on that evaluation, our management concluded that no change in our internal control over financial reporting (as defined in Rule 13a-15(f) under the Securities Exchange Act of 1934) occurred during the quarter ended March 29, 2014 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

COMPANY PURCHASES OF EQUITY SECURITIES

Period	Total Number of Shares Purchased	Average Price Paid Per Share
December 29, 2013 – January 25, 2014	350 Class A Shares	$316.11
December 29, 2013 – January 25, 2014	6,449 Class B Shares	$307.26
December 29, 2013 – January 25, 2014	36,478 Class E Shares	$100.00
January 26, 2014 – February 22, 2014	96 Class B Shares	$290.37
January 26, 2014 – February 22, 2014	11 Class E Shares	$100.00
February 23, 2014 – March 29, 2014	1,750 Class A Shares	$279.50
February 23, 2014 – March 29, 2014	12,812 Class B Shares	$279.50
February 23, 2014 – March 29, 2014	2,416 Class E Shares	$100.00

Total	60,362 Shares	$167.00

Refer to “Redemption of Capital Stock” in Part I, Item 2 of this Quarterly Report on Form 10-Q for discussion of our share redemptions.

ITEM 3.	DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4.	MINE SAFETY DISCLOSURES

Not applicable.

ITEM 5.	OTHER INFORMATION

None.

ITEM 6.	EXHIBITS

(a)	Exhibits

31.1*	Chief Executive Officer Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2*	Chief Financial Officer Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1*	Chief Executive Officer Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2*	Chief Financial Officer Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS*	XBRL Instance Document.

101.SCH*	XBRL Taxonomy Extension Schema Document.

101.CAL*	XBRL Taxonomy Extension Calculation Linkbase Document.

101.DEF*	XBRL Taxonomy Extension Definition Linkbase Document.

101.LAB*	XBRL Taxonomy Extension Label Linkbase Document.

101.PRE*	XBRL Taxonomy Extension Presentation Linkbase Document.

*	Filed herein.

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

Dated: May 7, 2014