Form 10-Q
period 2014-06-28
UNIFIED GROCERS, INC.
filed 2014-08-12
CIK 320431

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR	THE QUARTERLY PERIOD ENDED JUNE 28, 2014

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

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

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date. As of July 26, 2014, the number of shares outstanding was:

Class A: 130,550 shares; Class B: 412,125 shares; Class C: 15 shares; Class E: 208,513 shares

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS (UNAUDITED)

Unified Grocers, Inc. and Subsidiaries

Consolidated Condensed Balance Sheets – Unaudited

(dollars in thousands)

	June 28, 2014	September 28, 2013
Assets

Current assets:
Cash and cash equivalents	$15,771	$8,974
Accounts and current portion of notes receivable, net of allowances of $3,596 and $3,558 at June 28, 2014 and September 28, 2013, respectively	193,303	185,874
Inventories	239,436	251,243
Prepaid expenses and other current assets	14,856	10,770
Deferred income taxes	5,558	5,558

Total current assets	468,924	462,419
Properties and equipment, net	169,543	171,730
Investments	94,546	92,139
Notes receivable, less current portion and net of allowances of $53 and $43 at June 28, 2014 and September 28, 2013, respectively	17,294	21,890
Goodwill	37,846	37,846
Other assets, net	137,503	127,358

Total Assets	$925,656	$913,382

Liabilities and Shareholders’ Equity

Current liabilities:
Accounts payable	$228,842	$220,031
Accrued liabilities	66,031	68,564
Current portion of notes payable	22,149	11,287
Members’ deposits and estimated patronage dividends	12,424	11,692

Total current liabilities	329,446	311,574
Notes payable, less current portion	231,494	231,531
Long-term liabilities, other	191,974	183,842
Members’ and Non-Members’ deposits	9,118	5,789
Commitments and contingencies

Shareholders’ equity:
Class A Shares: 500,000 shares authorized, 130,550 and 137,550 shares outstanding at June 28, 2014 and September 28, 2013, respectively	24,402	25,672
Class B Shares: 2,000,000 shares authorized, 412,125 and 431,037 shares outstanding at June 28, 2014 and September 28, 2013, respectively	75,280	78,554
Class E Shares: 2,000,000 shares authorized, 208,513 and 251,403 shares outstanding at June 28, 2014 and September 28, 2013, respectively	20,851	25,140
Retained earnings – allocated	51,209	56,909
Retained earnings – non-allocated	6,864	6,864

Total retained earnings	58,073	63,773
Receivable from sale of Class A Shares to Members	(136)	(213)
Accumulated other comprehensive loss	(14,846)	(12,280)

Total shareholders’ equity	163,624	180,646

Total Liabilities and Shareholders’ Equity	$925,656	$913,382

The accompanying notes are an integral part of these statements.

Unified Grocers, Inc. and Subsidiaries

Consolidated Condensed Statements of Earnings (Loss) – Unaudited

(dollars in thousands)

	Thirteen Weeks Ended		Thirty-Nine Weeks Ended
	June 28, 2014	June 29, 2013	June 28, 2014	June 29, 2013
Net sales (gross billings including vendor direct arrangements were $983,230 and $939,155 for the thirteen weeks ended June 28, 2014 and June 29, 2013 and $2,881,693 and $2,777,635 for the thirty-nine weeks ended June 28, 2014 and June 29, 2013, respectively)	$951,332	$929,296	$2,799,659	$2,752,283
Cost of sales	885,551	860,972	2,585,813	2,535,495
Distribution, selling and administrative expenses	66,700	69,803	202,822	214,017

Operating (loss) income	(919)	(1,479)	11,024	2,771
Interest expense	(2,869)	(3,378)	(8,516)	(9,984)
Loss on early extinguishment of debt	—	(9,788)	—	(9,788)

(Loss) earnings before estimated patronage dividends and income taxes	(3,788)	(14,645)	2,508	(17,001)
Estimated patronage dividends	(2,510)	(2,264)	(7,381)	(7,228)

Loss before income taxes	(6,298)	(16,909)	(4,873)	(24,229)
Income taxes	2,421	5,648	2,074	8,316

Net loss	$(3,877)	$(11,261)	$(2,799)	$(15,913)

The accompanying notes are an integral part of these statements.

Unified Grocers, Inc. and Subsidiaries

Consolidated Condensed Statements of Comprehensive Earnings (Loss) – Unaudited

(dollars in thousands)

	Thirteen Weeks Ended		Thirty-Nine Weeks Ended
	June 28, 2014	June 29, 2013	June 28, 2014	June 29, 2013
Net loss	$(3,877)	$(11,261)	$(2,799)	$(15,913)
Other comprehensive earnings (loss), net of income taxes:
Unrealized net holding gain (loss) on investments, net of income tax expense (benefit) of $214 and $(960) for the thirteen weeks ended June 28, 2014 and June 29, 2013 and $4 and $(1,418) for the thirty-nine weeks ended June 28, 2014 and June 29, 2013, respectively	425	(1,827)	17	(2,684)
Defined benefit pension plans and other postretirement benefit plans: Changes in unrecognized prior service costs (credits) during the period, and changes in unrecognized gains and losses, net of income tax (benefit) expense of $(470) and zero for the thirteen weeks ended June 28, 2014 and June 29, 2013 and $(1,410) and $9,538 for the thirty-nine weeks ended June 28, 2014 and June 29, 2013, respectively	(861)	—	(2,583)	17,466

Comprehensive loss	$(4,313)	$(13,088)	$(5,365)	$(1,131)

The accompanying notes are an integral part of these statements.

Unified Grocers, Inc. and Subsidiaries

Consolidated Condensed Statements of Cash Flows – Unaudited

(dollars in thousands)

	Thirty-Nine Weeks Ended
	June 28, 2014	June 29, 2013
Cash flows from operating activities:
Net loss	$(2,799)	$(15,913)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation and amortization	20,725	19,032
Provision for doubtful accounts	669	980
(Gain) loss on sale of properties and equipment	(95)	749
Gain on curtailment of other postretirement benefit plans	—	(2,685)
Loss on early extinguishment of debt	—	9,788
Pension contributions	(5,995)	(4,429)
(Increase) decrease in assets:
Accounts receivable	(15,290)	(4,176)
Inventories	11,807	22,740
Prepaid expenses and other current assets	(4,086)	(8,246)
Increase (decrease) in liabilities:
Accounts payable	8,683	(21,450)
Accrued liabilities	(2,533)	(394)
Long-term liabilities, other	2,330	5,967

Net cash provided by operating activities	13,416	1,963

Cash flows from investing activities:
Purchases of properties and equipment	(8,284)	(8,617)
Purchases of securities and other investments	(51,883)	(38,650)
Proceeds from maturities or sales of securities and other investments	51,159	37,261
Origination of notes receivable	(1,138)	(5,695)
Collection of notes receivable	3,842	3,544
Proceeds from sales of properties and equipment	95	148
Increase in other assets	(7,296)	(7,069)

Net cash utilized by investing activities	(13,505)	(19,078)

Cash flows from financing activities:
Net borrowings under secured revolving credit agreements	16,269	44,300
Borrowings under notes payable	—	44,208
Repayments of notes payable	(5,444)	(53,309)
Payment of deferred financing fees	(264)	(2,799)
Payment of debt extinguishment costs	—	(9,608)
Increase (decrease) in Members’ deposits and estimated patronage dividends	732	(365)
Increase (decrease) in Members’ and Non-Members’ deposits	3,329	(281)
Decrease in receivable from sale of Class A Shares to Members, net	77	345
Repurchase of shares from Members	(8,010)	(5,778)
Issuance of shares to Members	197	260

Net cash provided by financing activities	6,886	16,973

Net increase (decrease) in cash and cash equivalents	6,797	(142)
Cash and cash equivalents at beginning of period	8,974	11,169

Cash and cash equivalents at end of period	$15,771	$11,027

Supplemental disclosure of cash flow information:
Interest paid during the period	$7,892	$9,236
Income taxes paid during the period	$182	$3

Supplemental disclosure of non-cash items:
Write-off of unamortized deferred financing fees due to debt extinguishment	$—	$180
Conversion of Class A Shares to Class B Shares	$—	$86
Conversion of Class B Shares to Class A Shares	$57	$—
Assets received, net of liabilities assumed, from conversion of receivables	$3,920	$—
Shares redeemed for settlement of receivables	$(3,920)	$—

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

The Company’s banking arrangements allow the Company to fund outstanding checks when presented for payment to the financial institutions utilized by the Company for disbursements. This cash management practice frequently results in total issued checks exceeding the available cash balance at a single financial institution. The Company’s policy is to record its cash disbursement accounts with a cash book overdraft in accounts payable. At June 28, 2014 and September 28, 2013, the Company had book overdrafts of $86.3 million and $58.7 million, respectively, classified in accounts payable and included in cash provided by operating activities.

Adjustment of Amounts Previously Stated.    Subsequent to the issuance of the Company’s unaudited June 29, 2013 consolidated condensed financial statements, management concluded that its gross presentation of sales and cost of sales related to certain transactions involving vendor direct arrangements should be corrected to present such sales and cost of sales on a net basis to conform to Accounting Standards Codification (“ASC”) 605-45-45. These transactions are all reported within the Company’s Wholesale Distribution segment. As a result of such adjustment, net sales was reduced by $9.8 million (from $939.1 million to $929.3 million) and $25.3 million (from $2.778 billion to $2.753 billion) for the thirteen and thirty-nine weeks ended June 29, 2013, respectively. Cost of sales was also reduced by $9.8 million (from $870.8 million to $861.0 million) and $25.3 million (from $2.561 billion to $2.536 billion) for the thirteen and thirty-nine weeks ended June 29, 2013, respectively. This adjustment did not have any impact on the Company’s earnings before estimated patronage dividends and income taxes in the consolidated condensed statement of earnings (loss), consolidated condensed balance sheet or consolidated condensed statement of cash flows and was determined to be immaterial for the thirteen and thirty-nine weeks ended June 29, 2013.

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

As of September 28, 2013, there were indicators of impairment related to certain receivables. During the thirty-nine weeks ended June 28, 2014, the Company restructured these receivables as part of a troubled debt restructuring and recorded an immaterial impairment. The fair values of assets received, net of liabilities assumed, as part of the restructuring of these receivables were derived from models utilizing unobservable inputs that fall within Level 3 of the fair value hierarchy.

Concentration of credit risk.    The Company’s largest customer, Smart & Final, Inc., a Non-Member customer, and the ten largest Member and Non-Member customers (including Smart & Final, Inc.) constituted approximately 15% and 49%, respectively, of total net sales for the thirty-nine week period ended June 28, 2014. The Company’s ten customers with the largest accounts receivable balances accounted for approximately 40% and 39% of total accounts receivable at June 28, 2014 and September 28, 2013, respectively. Management believes that receivables are well diversified, and the allowances for doubtful accounts are sufficient to absorb estimated losses.

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

The following table represents the Company’s financial instruments recorded at fair value and the hierarchy of those assets as of June 28, 2014:

(dollars in thousands)
	Level 1	Level 2	Level 3	Total
Money market funds	$1,405	$—	$—	$1,405
Common equity securities	5,924	—	—	5,924
Mutual funds	15,638	—	—	15,638
Corporate securities	—	29,720	—	29,720
Government securities	—	45,629	—	45,629
Municipal securities	—	5	—	5

Total	$22,967	$75,354	$—	$98,321

The following table represents the Company’s financial instruments recorded at fair value and the hierarchy of those assets as of September 28, 2013:

(dollars in thousands)
	Level 1	Level 2	Level 3	Total
Money market funds	$1,646	$—	$—	$1,646
Common equity securities	10,524	—	—	10,524
Mutual funds	15,471	—	—	15,471
Corporate securities	—	32,558	—	32,558
Government securities	—	35,553	—	35,553
Municipal securities	—	254	—	254

Total	$27,641	$68,365	$—	$96,006

Money market funds are valued based on quoted prices in active markets (Level 1 inputs) and are included in cash and cash equivalents in the Company’s consolidated condensed balance sheets. Common equity securities and mutual funds are valued by the Company based on information received from a third party. These assets are valued based on quoted prices in active markets (Level 1 inputs). As of June 28, 2014 and September 28, 2013, respectively, $5.9 million and $10.5 million of common equity securities are included in investments and $15.6 million and $15.5 million of mutual funds are included in other assets in the Company’s consolidated condensed balance sheets. Corporate securities, consisting of high quality investment grade corporate bonds and exchange traded funds, and government and municipal securities, consisting of obligations of U.S. government corporations and agencies, U.S. government treasury securities and U.S. state and municipal bonds, are held by two of the Company’s insurance subsidiaries to fund loss reserves. These assets are valued by the Company based on information received from a third party pricing service. For assets traded in active markets, the assets are valued at quoted bond market prices (Level 1 inputs). For assets traded in inactive markets, the service’s pricing methodology uses observable inputs (such as bid/ask quotes) for identical or similar assets. Assets considered to be similar will have similar characteristics, such as: duration, volatility, prepayment speed, interest rates, yield curves, and/or risk profile and other market corroborated inputs (Level 2 inputs). The Company determines the classification of financial asset groups within the fair value hierarchy based on the lowest level of input into each group’s asset valuation. The financial instruments included in the preceding tables, other than money market funds and mutual funds discussed above, are included in investments in the Company’s consolidated condensed balance sheets at June 28, 2014 and September 28, 2013.

The Company did not have any significant transfers into and out of Levels 1 and 2 during the thirty-nine week period ended June 28, 2014.

Notes payable.    The fair values of borrowings under the Company’s revolving credit facilities are estimated to approximate their carrying amounts due to the short maturities of those obligations. The fair values for other notes payable are based primarily on rates currently available to the Company for debt with similar terms and remaining maturities.

The fair value of notes payable was $248.6 million and $236.2 million compared to their carrying value of $253.6 million and $242.8 million at June 28, 2014 and September 28, 2013, respectively. These values were based on estimates of market conditions, estimates using present value and risks existing at that time (Level 2 inputs).

3.     INVESTMENTS

The amortized cost and fair value of investments are as follows:

(dollars in thousands)
June 28, 2014	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Available for sale securities:
Fixed maturity securities:
U.S. Treasury securities and obligations of U.S. government corporations and agencies	$45,052	$629	$(52)	$45,629
Municipal securities	5	—	—	5
Corporate securities	29,503	339	(122)	29,720

Total fixed maturity securities	74,560	968	(174)	75,354
Equity securities	5,925	14	(15)	5,924

Total available for sale securities	$80,485	$982	$(189)	81,278

Common stock, at cost				13,268

Total investments				$94,546

(dollars in thousands)
September 28, 2013	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Available for sale securities:
Fixed maturity securities:
U.S. Treasury securities and obligations of U.S. government corporations and agencies	$35,193	$507	$(147)	$35,553
Municipal securities	245	9	—	254
Corporate securities	32,695	350	(487)	32,558

Total fixed maturity securities	68,133	866	(634)	68,365
Equity securities	10,224	405	(105)	10,524

Total available for sale securities	$78,357	$1,271	$(739)	78,889

Common stock, at cost				13,250

Total investments				$92,139

During the interim period ended June 28, 2014 and the fiscal year ended September 28, 2013, the Company did not hold any trading or held-to-maturity securities.

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

Unrealized losses on the Company’s investments in fixed maturity securities were caused by interest rate increases rather than credit quality. Unrealized losses on the Company’s investments in equity securities were caused by market conditions deemed temporary by the Company. Because the Company’s insurance subsidiaries do not intend to sell, nor do they have or anticipate having a regulatory requirement to sell, these investments until recovery of fair value, which may be upon maturity, the Company does not consider these investments to be other-than-temporarily impaired at June 28, 2014.

The table below illustrates the length of time available for sale fixed maturity securities and equity securities, not deemed to be other-than-temporarily impaired, have been in a continuous unrealized loss position at June 28, 2014:

(dollars in thousands)	Less than 12 Months		12 Months or Greater		Total
Description of Securities	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
U.S. Treasury securities and obligations of U.S. government corporations and agencies	$770	$2	$6,248	$50	$7,018	$52
Corporate debt securities	491	1	7,182	121	7,673	122
Equity securities	3,422	15	—	—	3,422	15

Total investments	$4,683	$18	$13,430	$171	$18,113	$189

The table below illustrates the length of time available for sale fixed maturity securities and equity securities, not deemed to be other-than-temporarily impaired, have been in a continuous unrealized loss position at September 28, 2013:

(dollars in thousands)	Less than 12 Months		12 Months or Greater		Total
Description of Securities	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
U.S. Treasury securities and obligations of U.S. government corporations and agencies	$14,454	$139	$735	$8	$15,189	$147
Corporate debt securities	17,004	484	206	3	17,210	487
Equity securities	1,542	41	1,865	64	3,407	105

Total investments	$33,000	$664	$2,806	$75	$35,806	$739

Available for sale fixed maturity securities are due as follows:

(dollars in thousands)
June 28, 2014	Amortized Cost	Fair Value
Due in one year or less	$10,015	$10,060
Due after one year through five years	25,424	25,637
Due after five years through ten years	10,083	10,142
Due after ten years	29,038	29,515

	$74,560	$75,354

Expected maturities may differ from contractual maturities stated above because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties. Corporate mortgage-backed securities are shown as being due at their average expected maturity dates.

Amounts reported as “due in one year or less” are included in long-term investments, as the Company’s insurance subsidiaries are required to maintain investments in support of regulatory deposit requirements. Hence, investments with maturities less than one year maintained in support of this long-term commitment are generally sold to repurchase investments with longer maturities. As these investments continue to support a long-term commitment obligation related to insurance reserves, the Company classifies such amounts as long-term. At June 28, 2014 and September 28, 2013, the long-term portion of the related insurance reserves of $48.1 million and $41.3 million, respectively, are included in long-term liabilities, other in the Company’s consolidated condensed balance sheets.

Investments carried at fair values of $60.0 million and $51.3 million at June 28, 2014 and September 28, 2013 (which include $0.3 million and zero recorded in cash and cash equivalents), respectively, are maintained in support of regulatory deposit requirements ($56.1 million and $48.3 million in direct deposit of securities at June 28, 2014 and September 28, 2013, respectively) in compliance with statutory regulations. Investments with fair values of $7.8 million and $7.8 million at June 28, 2014 and September 28, 2013 (which include $0.1 million and $0.1 million recorded in cash and cash equivalents), respectively, are on deposit with regulatory authorities in compliance with statutory regulations. Investments with fair values of $2.2 million and $2.1 million at June 28, 2014 and September 28, 2013 (which include $0.1 million and $0.1 million recorded in cash and cash equivalents), respectively, are on deposit in compliance with collateral requirements on reinsurance arrangements.

Net investment income, which is included in net sales, is summarized as follows:

(dollars in thousands)
	Thirteen Weeks Ended		Thirty-Nine Weeks Ended
	June 28, 2014	June 29, 2013	June 28, 2014	June 29, 2013
Fixed maturity securities	$436	$327	$1,580	$1,061
Equity securities	251	481	1,698	1,404
Cash and cash equivalents	—	—	1	1

	687	808	3,279	2,466
Less: investment expenses	(114)	(73)	(226)	(219)

	$573	$735	$3,053	$2,247

Equity investments held by the Company that do not have readily determinable fair values are accounted for using the cost or equity methods of accounting. The Company evaluated its equity investments for impairment as of June 28, 2014, and the Company did not consider any of these equity investments to be impaired.

The Company held investments in Western Family Holding Company (“Western Family”) common stock of $9.2 million at both June 28, 2014 and September 28, 2013. Western Family is a private cooperative located in Oregon from which the Company purchases food and general merchandise products. The investment represents approximately an 18% ownership interest at both June 28, 2014 and September 28, 2013. The Company’s ownership percentage in Western Family is based, in part, on the volume of purchases transacted with Western Family. The investment is accounted for using the equity method of accounting.

The Company’s wholly-owned finance subsidiary, Grocers Capital Company (“GCC”), has an investment in National Consumer Cooperative Bank (“NCB”), which operates as a cooperative and therefore its participants are required to own its Class B common stock. The investment in the Class B common stock of NCB, accounted for using the cost method of accounting, aggregated $4.1 million at both June 28, 2014 and September 28, 2013. The Company did not recognize dividend income from NCB in the interim period ended June 28, 2014 or the fiscal year ended September 28, 2013.

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

Management identifies segments based on the information monitored by the Company’s chief operating decision maker to manage the business and, accordingly, has identified the following two reportable segments:

•

The Wholesale Distribution segment includes the results of operations from the sale of groceries and general merchandise products to both Members and Non-Members, including a broad range of branded and corporate brand products in nearly all the categories found in a typical supermarket, including dry grocery, frozen food, deli, meat, dairy, eggs, produce, bakery, ethnic, gourmet, specialty foods, natural and organic, general merchandise and health and beauty care products. Support services (other than insurance and financing), including merchandising, retail pricing, advertising, promotional planning, retail technology, equipment purchasing and real estate services, are reported in the Wholesale Distribution segment. As of, and for the thirty-nine weeks ended, June 28, 2014, the Wholesale Distribution segment collectively represented approximately 84% of the Company’s total assets, and 99% of total net sales.

Non-perishable products consist primarily of dry grocery, frozen food, deli, ethnic, gourmet, specialty foods, natural and organic, general merchandise and health and beauty care products. They also include (1) retail support services and (2) products and shipping services provided to Non-Member customers through Unified International, Inc. Perishable products consist primarily of service deli, service bakery, meat, eggs, produce, bakery and dairy products. Net sales within the Wholesale Distribution segment include $600.3 million and $606.2 million, or 63.4% and 65.6% of total Wholesale Distribution segment net sales, for the thirteen weeks ended June 28, 2014 and June 29, 2013, respectively, attributable to sales of non-perishable products, and $346.8 million and $317.8 million, or 36.6% and 34.4% of total Wholesale Distribution segment net sales, for the thirteen weeks ended June 28, 2014 and June 29, 2013, respectively, attributable to sales of perishable products. Net sales within the Wholesale Distribution segment include $1.809 billion and $1.854 billion, or 64.9% and 67.7% of total Wholesale Distribution segment net sales, for the thirty-nine weeks ended June 28, 2014 and June 29, 2013, respectively, attributable to sales of non-perishable products, and $976.6 million and $882.6 million, or 35.1% and 32.3% of total Wholesale Distribution segment net sales, for the thirty-nine weeks ended June 28, 2014 and June 29, 2013, respectively, attributable to sales of perishable products. Wholesale Distribution segment net sales also include revenues attributable to the Company’s retail support services, which comprised less than 1% of total Wholesale Distribution segment net sales, for each of the foregoing respective periods.

Transactions involving vendor direct arrangements are comprised principally of sales of produce in the Pacific Northwest and Northern California and sales of branded ice cream in Southern California. “Gross billings,” a financial metric that adds back gross billings through vendor direct arrangements to net sales and is used by management to assess our operating performance, was $979.0 million and $933.8 million for the thirteen weeks ended June 28, 2014 and June 29, 2013, respectively, and $2.868 billion and $2.762 billion for the thirty-nine weeks ended June 28, 2014 and June 29, 2013, respectively.

•

The Insurance segment includes the results of operations for the Company’s three insurance subsidiaries (Unified Grocers Insurance Services, Springfield Insurance Company and Springfield Insurance Company, Limited). These subsidiaries provide insurance and insurance-related products, including workers’ compensation and liability insurance policies, to both the Company and its customers. Unified Grocers Insurance Services is an insurance agency that places business with insurance carriers, both non-affiliated and Springfield Insurance Company. Springfield Insurance Company, Limited is a captive re-insurer for Springfield Insurance Company. Unified Grocers Insurance Services is a licensed insurance agency in Alaska, Arizona, California, Idaho, New Mexico, Nevada, Oregon, Texas, Washington and Utah. Springfield Insurance Company is a licensed insurance carrier in Arizona, California, Colorado, Idaho, Montana, New Mexico, Nevada, Oregon, Texas, Washington, Wyoming and Utah. Springfield Insurance Company, Limited is a licensed insurance carrier in the Commonwealth of Bermuda. As of, and for the thirty-nine weeks ended, June 28, 2014, the Company’s Insurance segment collectively accounted for approximately 13% of the Company’s total assets, and 1% of total net sales.

The All Other category includes the results of operations for the Company’s other support businesses, including its finance subsidiary, whose services are provided to a common customer base, none of which individually meets the quantitative thresholds of a reportable segment. As of, and for the thirty-nine weeks ended, June 28, 2014, the All Other category collectively accounted for approximately 3% of the Company’s total assets, and less than 1% of total net sales.

Information about the Company’s operating segments is summarized below.

(dollars in thousands)
	Thirteen Weeks Ended		Thirty-Nine Weeks Ended
	June 28, 2014	June 29, 2013	June 28, 2014	June 29, 2013
Net sales
Wholesale distribution: Gross billings	$979,036	$933,799	$2,867,936	$2,761,635
Less: Gross billings through vendor direct arrangements	(31,898)	(9,859)	(82,034)	(25,352)

Wholesale distribution: Net sales	947,138	923,940	2,785,902	2,736,283
Insurance	6,800	7,955	21,622	23,647
All other	313	329	776	1,113
Inter-segment eliminations	(2,919)	(2,928)	(8,641)	(8,760)

Total net sales	$951,332	$929,296	$2,799,659	$2,752,283

Operating income (loss)
Wholesale distribution	$6,087	$3,517	$17,357	$7,911
Insurance	(7,074)	(5,152)	(6,224)	(5,581)
All other	68	156	(109)	441

Total operating (loss) income	(919)	(1,479)	11,024	2,771

Interest expense	(2,869)	(3,378)	(8,516)	(9,984)
Loss on early extinguishment of debt	—	(9,788)	—	(9,788)
Estimated patronage dividends	(2,510)	(2,264)	(7,381)	(7,228)
Income taxes	2,421	5,648	2,074	8,316

Net loss	$(3,877)	$(11,261)	$(2,799)	$(15,913)

Depreciation and amortization
Wholesale distribution	$7,305	$6,124	$20,523	$18,680
Insurance	66	85	199	310
All other	1	14	3	42

Total depreciation and amortization	$7,372	$6,223	$20,725	$19,032

Capital expenditures
Wholesale distribution	$4,062	$1,975	$8,284	$8,417
Insurance	—	116	—	200
All other	—	—	—	—

Total capital expenditures	$4,062	$2,091	$8,284	$8,617

Identifiable assets at June 28, 2014 and June 29, 2013
Wholesale distribution	$781,980	$757,955	$781,980	$757,955
Insurance	119,708	114,286	119,708	114,286
All other	23,968	28,092	23,968	28,092

Total identifiable assets	$925,656	$900,333	$925,656	$900,333

The net sales presented within the Company’s Wholesale Distribution segment in the above table for the thirteen and thirty-nine weeks ended June 29, 2013 have been adjusted to conform to ASC 605-45-45 as described in Note 1. As a result of such adjustment, Wholesale Distribution segment net sales and total net sales were each reduced by $9.8 million for the thirteen weeks ended June 29, 2013 and $25.3 million for the thirty-nine weeks ended June 29, 2013, respectively. This adjustment did not have an impact on any other items presented in the preceding table.

5.     PENSION AND OTHER POSTRETIREMENT BENEFITS

The Company sponsors a cash balance plan (“Unified Cash Balance Plan”). The Unified Cash Balance Plan is a noncontributory defined benefit pension plan covering substantially all employees of the Company who are not subject to a collective bargaining agreement. Benefits under the Unified Cash Balance Plan are provided through a trust.

The Company also sponsors an Executive Salary Protection Plan III (“ESPPIII”) for the executive officers of the Company that provides supplemental post-termination retirement income based on each participant’s salary and years of service as an officer of the Company. This plan was amended in December 2012 to close the plan to new entrants as of September 30, 2012. The Company has provided for its obligation to plan participants in a rabbi trust, comprised primarily of life insurance policies reported at cash surrender value and mutual fund assets consisting of various publicly-traded mutual funds reported at estimated fair value based on quoted market prices. In accordance with ASC Topic 710, “Compensation – General,” the assets and liabilities of a rabbi trust must be accounted for as if they are assets and liabilities of the Company. In addition, all earnings and expenses of the rabbi trust are reported in the Company’s consolidated condensed statements of earnings (loss). The cash surrender value of such life insurance policies aggregated to $21.3 million and $19.4 million at June 28, 2014 and September 28, 2013, respectively, and are included in other assets in the Company’s consolidated condensed balance sheets. Mutual funds reported at their estimated fair value of $14.9 million and $15.5 million at June 28, 2014 and September 28, 2013, respectively, are included in other assets in the Company’s consolidated condensed balance sheets. The related accrued benefit cost (representing the Company’s benefit obligation to participants) of $43.1 million and $43.3 million at June 28, 2014 and September 28, 2013, respectively, is recorded in long-term liabilities, other in the Company’s consolidated condensed balance sheets. The assets held in the rabbi trust are not available for general corporate purposes. The rabbi trust is subject to creditor claims in the event of insolvency. The trust assets are excluded from ESPPIII plan assets as they do not qualify as plan assets under ASC Topic 715, “Compensation – Retirement Benefits.”

The Company sponsors other postretirement benefit plans that provide certain medical coverage to retired non-union employees and officers and provide unused sick leave benefits for certain eligible non-union and union employees. Those plans are not funded.

The components of net periodic cost for pension and other postretirement benefits for the respective thirteen weeks ended June 28, 2014 and June 29, 2013 consist of the following:

(dollars in thousands)
	Pension Benefits				Other Postretirement Benefits
	Thirteen Weeks Ended		Thirty-Nine Weeks Ended		Thirteen Weeks Ended		Thirty-Nine Weeks Ended
	June 28, 2014	June 29, 2013	June 28, 2014	June 29, 2013	June 28, 2014	June 29, 2013	June 28, 2014	June 29, 2013
Service cost	$1,559	$2,041	$4,677	$6,255	$43	$53	$129	$492
Interest cost	3,286	2,912	9,858	8,792	346	339	1,038	1,292
Expected return on plan assets	(4,046)	(3,661)	(12,138)	(10,983)	—	—	—	—
Amortization of prior service (credit) cost	(4)	(4)	(12)	(5)	(2,140)	(2,131)	(6,420)	(4,509)
Recognized actuarial loss (gain)	683	1,709	2,049	5,416	140	237	420	800
One-time curtailment gain	—	—	—	—	—	—	—	(2,686)

Net periodic benefit cost (income)	$1,478	$2,997	$4,434	$9,475	$(1,611)	$(1,502)	$(4,833)	$(4,611)

The Company’s funding policy is to make contributions to the Unified Cash Balance Plan in amounts that are at least sufficient to meet the minimum funding requirements of applicable laws and regulations, but no more than amounts deductible for federal income tax purposes. The Company expects to make estimated minimum contributions to the Unified Cash Balance Plan totaling $11.3 million during fiscal 2014, which is comprised of $4.8 million for the 2014 plan year and $6.5 million for the 2013 plan year. At its discretion, the Company may contribute in excess of these amounts. Additional contributions, if any, will be based, in part, on future actuarial funding calculations and the performance of plan investments. The Company contributed $2.4 million and $3.6 million to the Unified Cash Balance Plan during the thirty-nine weeks ended June 28, 2014 for the 2014 and 2013 plan years, respectively.

Additionally, the Company expects to make benefit payments of $3.4 million to participants in the ESPPIII for the 2014 plan year. The Company made benefit payments of $3.3 million to participants in the ESPPIII during the thirty-nine weeks ended June 28, 2014 for the 2014 plan year.

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

The SERP is a non-qualified defined contribution type plan under which benefits are derived based on a notional account balance to be funded by the Company for each participating officer. The account balance will be credited each year with a Company contribution based on the officer’s compensation, calculated as base salary plus bonus, earned during a fiscal year and the officer’s executive level at the end of the fiscal year. Plan participants may select from a variety of investment options (referred to as “Measurement Funds” in the plan document) concerning how the contributions are hypothetically invested. Assets of the SERP (i.e., the participants’ account balances) will not be physically invested in the investments selected by the participants; rather, the Measurement Funds are utilized for the purpose of debiting or crediting additional amounts to each participant’s account. The Company provides for its obligation to plan participants in a rabbi trust, comprised of mutual fund assets consisting of various publicly-traded mutual funds reported at estimated fair value based on quoted market prices. Mutual funds reported at their estimated fair value of $0.8 million and zero at June 28, 2014 and September 28, 2013, respectively, are included in other assets in the Company’s consolidated condensed balance sheets.

The SERP is accounted for pursuant to FASB ASC section 715-70, Compensation – Retirement Benefits – Defined Contribution Plans (“ASC 715-70”). SERP participants are credited with a contribution to an account and will receive, upon separation, a benefit based upon the vested amount accrued in their account, which includes the Company’s contributions plus or minus the increase or decrease in the fair market value of the hypothetical investments (Measurement Funds) selected by the participant. ASC 715-70 requires companies to record, on a periodic basis, that portion of a company’s contribution earned during the period by the participants (the “Expense”). The Company is accruing the Expense under the assumption that all participants in the SERP will achieve full vesting (five years of service). As of June 28, 2014 and September 28, 2013, the Company accrued $1.7 million and $0.8 million, respectively, in related benefit cost recorded in long-term liabilities, other in the Company’s consolidated condensed balance sheets.

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

7.     SHAREHOLDERS’ EQUITY

During the thirty-nine week period ended June 28, 2014, the Company redeemed 7,350 Class A Shares with a redemption value of $2.1 million, 19,267 Class B Shares with a redemption value of $5.6 million and 42,890 Class E Shares with a redemption value of $4.3 million. The Company issued 705 Class B Shares with an issuance value of $0.2 million during the thirty-nine week period ended June 28, 2014. The Company also converted 350 Class B Shares with an issuance value of $0.1 million to Class A Shares during the thirty-nine week period ended June 28, 2014. The conversion of Class B Shares to Class A Shares occurred when a former Member’s assets, including Class B Shares, were purchased by a non-Member customer who had been approved for membership. The Company allowed the conversion of 350 of the new Member’s acquired Class B Shares to Class A Shares in order to satisfy the new Member’s Class A Share ownership requirement.

8.     ACCUMULATED OTHER COMPREHENSIVE EARNINGS (LOSS)

The balance and components of the change in accumulated other comprehensive loss, net of taxes, are as follows:

(dollars in thousands)
	Unrealized Net Holding Gain (Loss) on Investments	Defined Benefit Pension Plans and Other Postretirement Benefit Plans Items	Total
Beginning balance, September 28, 2013	$501	$(12,781)	$(12,280)

Other comprehensive earnings (loss) before reclassifications	960	—	960
Amounts reclassified from accumulated other comprehensive loss	(943)	(2,583)	(3,526)

Net current period other comprehensive gain (loss)	17	(2,583)	(2,566)

Ending balance, June 28, 2014	$518	$(15,364)	$(14,846)

The reclassifications out of accumulated other comprehensive earnings (loss) for the thirteen weeks ended June 28, 2014 and June 29, 2013 were as follows:

(dollars in thousands)
	Amount Reclassified from Accumulated Other Comprehensive Earnings (Loss)		Affected Line Item in the Consolidated Condensed Statements of Earnings (Loss)
	Thirteen Weeks Ended
	June 28, 2014	June 29, 2013
Unrealized net holding gain on investments:
Realized gains – Insurance segment	$412	$594	Net sales
Realized losses – Wholesale Distribution segment	—	—	Distribution, selling and administrative expenses

	412	594	Earnings (loss) before income taxes
	(141)	(202)	Income taxes

	$271	$392	Net earnings (loss)
Defined benefit pension plans and other postretirement benefit plans items:
Amortization of unrecognized prior service credits	2,144	—	(a)
Amortization of actuarial losses	(813)	—	(a)

	1,331	—	Earnings (loss) before income taxes
	(470)	—	Income taxes

	$861	$—	Net earnings (loss)

Total reclassifications for the period	$1,132	$392	Net earnings (loss)

The reclassifications out of accumulated other comprehensive earnings (loss) for the thirty-nine weeks ended June 28, 2014 and June 29, 2013 were as follows:

(dollars in thousands)
	Amount Reclassified from Accumulated Other Comprehensive Earnings (Loss)		Affected Line Item in the Consolidated Condensed Statements of Earnings (Loss)
	Thirty-Nine Weeks Ended
	June 28, 2014	June 29, 2013
Unrealized net holding gain on investments:
Realized gains – Insurance segment	$1,049	$756	Net sales
Realized gains – Wholesale Distribution segment	390	829	Distribution, selling and administrative expenses

	1,439	1,585	Earnings (loss) before income taxes
	(496)	(549)	Income taxes

	$943	$1,036	Net earnings (loss)
Defined benefit pension plans and other postretirement benefit plans items:
Amortization of unrecognized prior service credits	6,432	—	(a)
Amortization of actuarial losses	(2,439)	—	(a)

	3,993	—	Earnings (loss) before income taxes
	(1,410)	—	Income taxes

	$2,583	$—	Net earnings (loss)

Total reclassifications for the period	$3,526	$1,036	Net earnings (loss)

(a)

These accumulated other comprehensive earnings (loss) components are included in the computation of net periodic benefit cost for pension and postretirement benefit plans. See Note 5, “Pension and Other Postretirement Benefits” for further information.

9.     RELATED PARTY TRANSACTIONS

Members affiliated with directors of the Company make purchases of merchandise from the Company. Such Members may enter into loan agreements, lease guarantees and subleases and receive benefits and services that are of the type generally offered by the Company to similarly situated eligible Members. Management believes such transactions are on terms that are generally consistent with terms available to other Members similarly situated.

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

In May 2014, the Company entered into a three-month note for $0.4 million with Mar-Val Food Store No. 4, Inc., a Member affiliated with Mark Kidd, a director of the Company. The note bears interest at 3.0%.

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

10.     RECENTLY ADOPTED AND RECENTLY ISSUED AUTHORITATIVE ACCOUNTING GUIDANCE

In May 2014, the FASB issued Accounting Standards Update (“ASU”) No. 2014-09, “Revenue from Contracts with Customers (Topic 606)” (“ASU No. 2014-09”). ASU No. 2014-09 clarifies the principles for recognizing revenue and develops a common revenue standard for U.S. GAAP and International Financial Reporting Standards that (1) removes inconsistencies and weaknesses in revenue requirements; (2) provides a more robust framework for addressing revenue issues; (3) improves comparability of revenue recognition practices across entities, industries, jurisdictions, and capital markets; (4) provides more useful information to users of financial statements through improved disclosure requirements; and (5) simplifies the preparation of financial statements by reducing the number of requirements to which an entity must refer. The core principle of the guidance is that an entity should recognize revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. ASU No. 2014-09 is effective for fiscal years, and interim periods within those years, beginning after December 15, 2016. The Company will adopt ASU No. 2014-09 commencing in the first quarter of fiscal 2018. The Company is currently assessing the impact this standard may have on its consolidated financial statements and the related expansion of its footnote disclosures.

In December 2013, the FASB issued ASU No. 2013-12, “Definition of a Public Business Entity: An Addition to the Master Glossary” (“ASU No. 2013-12”). ASU No. 2013-12 adds the new term Public Business Entity to the ASC Master Glossary. A public business entity is a business entity meeting any one of the criteria specified in ASU No. 2013-12. Under this new definition, the Company continues to be considered a public business entity. There is no actual effective date for the amendment in ASU No. 2013-12; however, the term public business entity will be used in future ASU issuances.

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

Economic Factors

We and others in the grocery industry are impacted by changes in the overall economic environment, including such factors as consumer confidence and the employment rate, shifts in consumer tastes and buying patterns, and changes in government spending that supports grocery purchases. The slow pace of the economic recovery has produced a gradual improvement in low consumer confidence and high unemployment, conditions which caused consumers to be highly price sensitive and seek lower-cost alternatives in their grocery purchases. These conditions have improved slowly in some of our operating markets; however, in other of our operating markets, these conditions have substantially reversed and consumers, while continuing to seek value in their purchases, have increasingly opted for higher priced, higher quality products. The significant industry growth in sales of natural and organic products is an example of this trend. One trend that appears to be continuing in all market areas is the willingness of consumers to shop at multiple stores of various formats, for both greater selection and value, rather than obtaining all of their grocery needs from one full-service store. This trend has continued to benefit the various discount and other alternative format stores. Finally, the level of government spending that supports grocery purchases, especially direct federal subsidies such as the Supplemental Nutrition Assistance Program (SNAP) and the Special Supplemental Nutrition Program for Women, Infants, and Children (WIC), and to a lesser extent indirect support through, for example, the payroll tax holiday (which expired at the end of 2012), impacts the level of consumer spending on grocery products.

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

The majority of our investments (approximately 86% at June 28, 2014) are held by two of our insurance subsidiaries in fixed maturity securities and equity securities to fund loss reserves. These include obligations of U.S. government corporations and agencies, high quality investment grade corporate bonds, U.S. government treasury securities, U.S. state and municipal securities and common equity securities. As a result, our operating performance may be impacted by the performance of these investments. The investments held by our insurance subsidiaries, excluding the common equity securities, are generally not actively traded and are valued based upon inputs including quoted prices for identical or similar assets. Collectively, the estimated fair value or market value of these investments exceeded their cost during the thirty-nine weeks ended June 28, 2014. Approximately 10% of our investments are held by our Wholesale Distribution segment, which consists primarily of Western Family

Holding Company (“Western Family”) common stock. Western Family is a private cooperative located in Oregon from which we purchase food and general merchandise products. Approximately 4% of our investments are held by our other support businesses and consist of an investment by our wholly-owned finance subsidiary in National Consumer Cooperative Bank (“NCB”). NCB operates as a cooperative and therefore its participants are required to own its Class B common stock.

We invest in life insurance policies (reported at cash surrender value) and various publicly-traded mutual funds (reported at estimated fair value based on quoted market prices) to fund obligations pursuant to our Executive Salary Protection Plan III, Supplemental Executive Retirement Plan and deferred compensation plan (see Note 5 of “Notes to Consolidated Condensed Financial Statements – Unaudited” in Part I, Item 1, “Financial Statements (Unaudited)” of this Quarterly Report on Form 10-Q for additional discussion). Life insurance and mutual fund assets with values tied to the equity markets are impacted by overall market conditions. During the thirty-nine weeks ended June 28, 2014, net earnings and net comprehensive earnings experienced an increase corresponding to the increase in life insurance and mutual fund assets, respectively.

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

Sales and Earnings Highlights – Fiscal 2014.    During the thirty-nine weeks ended June 28, 2014, net sales increased in our Wholesale Distribution segment compared to the same period in fiscal 2013 through the addition of new customers and higher sales to continuing customers, partially offset by the loss of sales due to lost customers and store closures. As a percentage of our net sales, sales of our perishable and specialty products increased, while sales of our other non-perishable products decreased. We believe this change is in part due to the considerable competition our customers face from non-traditional format stores in the sale of non-perishable products. As our non-perishable products tend to have higher margins than our perishable products, this decline in sales of non-perishable products resulted in a lower overall margin and negatively impacted our net earnings. In addition, net earnings in our Insurance segment were negatively impacted by continued adverse claims development in the California workers’ compensation marketplace, causing us to increase our reserves by $7.5 million. These adverse impacts to net earnings were partially offset by lower pension and postemployment benefit expenses and lower operating expenses due to our continued focus on cost reductions in fiscal 2014.

The following table sets forth our selected consolidated financial data expressed as a percentage of net sales for the periods indicated and the percentage increase or decrease in such items over the prior year period.

	Thirteen Weeks Ended			Thirty-Nine Weeks Ended
Fiscal Period Ended	June 28, 2014	June 29, 2013	% Change	June 28, 2014	June 29, 2013	% Change
Net sales	100.0%	100.0%	2.4%	100.0%	100.0%	1.7%
Cost of sales	93.1	92.6	2.9	92.4	92.1	2.0
Distribution, selling and administrative expenses	7.0	7.5	(4.4)	7.2	7.8	(5.2)

Operating income (loss)	(0.1)	(0.1)	(37.9)	0.4	0.1	297.8
Interest expense	(0.3)	(0.4)	(15.1)	(0.3)	(0.4)	(14.7)
Loss on early extinguishment of debt	—	(1.1)	*	—	(0.4)	*
Estimated patronage dividends	(0.3)	(0.2)	10.9	(0.3)	(0.3)	2.1
Income taxes	0.3	0.6	(57.1)	0.1	0.4	(75.1)

Net loss	(0.4)%	(1.2)%	(65.6)%	(0.1)%	(0.6)%	(82.4)%

*	% change not meaningful

In the last quarter of fiscal 2013, we adjusted our presentation of sales and cost of sales related to certain transactions involving vendor direct arrangements to present such sales and cost of sales on a net basis to conform to ASC 605-45-45. Transactions involving vendor direct arrangements are comprised principally of sales of produce in the Pacific Northwest and Northern California and sales of branded ice cream in Southern California. These transactions were all reported within our Wholesale Distribution segment. Gross billings through vendor direct arrangements increased as a percentage of our total gross billings due to our produce business with independent retail customers in the Pacific Northwest having shifted in July 2013 from direct sales by Unified to sales through vendor direct arrangements. “Gross billings,” a financial metric that adds back gross billings through vendor direct arrangements to net sales and is used by management to assess our operating performance, were $983.2 million for the thirteen week 2014 Period as compared to $939.1 million in the thirteen week 2013 Period, an increase of $44.1 million, or 4.7%. By comparison, net sales (which do not include gross billings through vendor direct arrangements) increased 2.4% for the same periods. Gross billings were $2.882 billion for the thirty-nine week 2014 Period as compared to $2.778 billion in the thirty-nine week 2013 Period, an increase of $104.1 million, or 3.7%. By comparison, net sales (which do not include gross billings through vendor direct arrangements) increased 1.7% for the same periods.

As a result of such adjustment, we have conformed our net sales and cost of sales presentation for the 2013 Period to be consistent with the current year’s presentation. This adjustment did not have an impact on our net earnings (loss) and was determined to be immaterial. The period-to-period discussions that follow have been revised to reflect the adjusted amounts.

THIRTEEN WEEK PERIOD ENDED JUNE 28, 2014 (“2014 PERIOD”) COMPARED TO THE THIRTEEN WEEK PERIOD ENDED JUNE 29, 2013 (“2013 PERIOD”)

Overview of the 2014 Period.    We experienced an overall net sales increase of $22.0 million, or 2.4%, to $951.3 million for the 2014 Period as compared to $929.3 million for the 2013 Period. Our net sales for the Wholesale Distribution segment increased $23.1 million, or 2.5%, for the comparable 2014 and 2013 Periods. We increased sales through the addition of new customers and higher sales to continuing customers, which were partially offset by the loss of sales due to lost customers and store closures. Net sales in our Insurance segment decreased $1.1 million for the comparable thirteen week period. The decrease was primarily due to a decrease in workers’ compensation premium revenue resulting from a decline in the amount of covered payroll, partially offset by increased renewal premium rates, in addition to a decrease in investment income. Net sales in our All Other business activities were relatively consistent for the comparable 2014 and 2013 Periods.

Our consolidated operating income increased $0.6 million to a loss of $0.9 million in the 2014 Period compared to a loss of $1.5 million in the 2013 Period.

The overall increase in operating income (loss) is summarized in our operating segments and other business activities as follows:

•

Wholesale Distribution Segment:    The Wholesale Distribution segment’s operating income increased $2.6 million to earnings of $6.1 million in the 2014 Period compared to $3.5 million in the 2013 Period. This increase in earnings was primarily due to higher net sales, lower employee pension and postretirement benefit expenses, reduced operating expenses and an increase in the value of our life insurance policy assets resulting from an increase in the fair value of the underlying securities, which are highly concentrated in U.S. equity markets, partially offset by a change in sales mix towards perishable products that tend to have lower margins than our other products.

•

Insurance Segment:    Our Insurance segment’s operating loss increased $1.9 million to $7.1 million in the 2014 Period compared to $5.2 million in the 2013 Period. This increase was primarily due to an increase in workers’ compensation reserves for adverse claims development in the California workers’ compensation marketplace.

•

All Other:    Operating income in our All Other business activities reflected a decrease of $0.1 million to earnings of $0.1 million in the 2014 Period compared to earnings of $0.2 million in the 2013 Period. All Other business activities primarily consist of activities conducted through our finance subsidiary.

The following tables summarize the performance of each business segment for the 2014 and 2013 Periods.

Wholesale Distribution Segment

(dollars in thousands)

	Thirteen Weeks Ended June 28, 2014		Thirteen Weeks Ended June 29, 2013
	Amounts in 000’s	Percent to Net Sales	Amounts in 000’s	Percent to Net Sales	Difference
Gross billings	$979,036	—	$933,799	—	$45,237
Less: Gross billings through vendor direct arrangements	(31,898)	—	(9,859)	—	(22,039)
Inter-segment eliminations	(25)	—	—	—	(25)

Net sales	947,113	100.0%	923,940	100.0%	23,173
Cost of sales	876,222	92.5	852,528	92.3	23,694
Distribution, selling and administrative expenses	64,804	6.8	67,895	7.3	(3,091)

Operating income	$6,087	0.7%	$3,517	0.4%	$2,570

Insurance Segment

(dollars in thousands)

	Thirteen Weeks Ended June 28, 2014		Thirteen Weeks Ended June 29, 2013
	Amounts in 000’s	Percent to Net Sales	Amounts in 000’s	Percent to Net Sales	Difference
Gross sales – premiums earned and investment income	$6,800	—	$7,955	—	$(1,155)
Inter-segment eliminations	(2,838)	—	(2,891)	—	53

Net sales – premiums earned and investment income	3,962	100.0%	5,064	100.0%	(1,102)
Cost of sales – underwriting expenses	9,329	235.5	8,444	166.7	885
Selling and administrative expenses	1,707	43.1	1,772	35.0	(65)

Operating loss	$(7,074)	(178.6)%	$(5,152)	(101.7)%	$(1,922)

All Other

(dollars in thousands)

	Thirteen Weeks Ended June 28, 2014		Thirteen Weeks Ended June 29, 2013
	Amounts in 000’s	Percent to Net Sales	Amounts in 000’s	Percent to Net Sales	Difference
Gross sales	$313	—	$329	—	$(16)
Inter-segment eliminations	(56)	—	(37)	—	(19)

Net sales	257	100.0%	292	100.0%	(35)
Selling and administrative expenses	189	73.5	136	46.6	53

Operating income	$68	26.5%	$156	53.4%	$(88)

Net sales.    Consolidated net sales increased $22.0 million, or 2.4%, to $951.3 million in the 2014 Period compared to $929.3 million for the 2013 Period. Factors impacting net sales are as follows:

•

Wholesale Distribution Segment:    Wholesale Distribution gross billings increased $45.2 million to $979.0 million in the 2014 Period compared to $933.8 million for the 2013 Period. Significant components of this increase are summarized below.

(dollars in millions)
Key Gross Billings Changes	Increase (Decrease)
Increase in gross billings to continuing customers	$56.8
New customers	6.3
Lost customers (former customers currently served by competitors)	(3.5)
Store closures	(14.4)

Change in gross billings	$45.2

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

•

Insurance Segment:    Net sales, consisting principally of premium revenues and investment income, decreased $1.1 million to $4.0 million in the 2014 Period compared to $5.1 million for the 2013 Period. The decrease is primarily due to a decrease in workers’ compensation premium revenue in addition to a decrease in investment income.

•	All Other: Net sales were $0.2 million and $0.3 million in the 2014 and 2013 Periods, respectively.

Cost of sales (including underwriting expenses).    Consolidated cost of sales were $885.5 million for the 2014 Period and $861.0 million for the 2013 Period and comprised 93.1% and 92.6% of consolidated net sales for the 2014 and 2013 Periods, respectively. Factors impacting cost of sales are as follows:

•

Wholesale Distribution Segment:    Cost of sales increased $23.7 million to $876.2 million in the 2014 Period compared to $852.5 million in the 2013 Period. As a percentage of Wholesale Distribution net sales, cost of sales were 92.5% and 92.3% for the 2014 and 2013 Periods, respectively.

•

The change in customer sales mix and change in product mix between perishable and non-perishable products resulted in a 0.3% increase in cost of sales as a percent of Wholesale Distribution net sales in the 2014 Period compared to the 2013 Period.

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

•

Insurance Segment:    Cost of sales primarily consists of claims loss and loss adjustment expenses, underwriting expenses, commissions, premium taxes and regulatory fees. Cost of sales increased $0.8 million to $9.3 million in the 2014 Period compared to $8.5 million in the 2013 Period. The Insurance segment experienced an increase in claims development for workers’ compensation policies of $7.5 million and $5.5 million for the 2014 and 2013 Periods, respectively. This increase was partially offset by decreases in incurred losses and variable underwriting expenses resulting from the decrease in premiums earned. The cost of insurance and the adequacy of loss reserves are impacted by actuarial estimates based on a detailed analysis of health care cost trends, claims history, demographics and industry trends. As a result, the amount of loss reserves and future expenses is significantly affected by these variables and may significantly change, depending on the cost of providing benefits and the results of legislative action. See additional discussion related to insurance reserves under “Risk Factors – Our insurance reserves may be inadequate if unexpected losses occur.”

Distribution, selling and administrative expenses.    Consolidated distribution, selling and administrative expenses were $66.7 million in the 2014 Period compared to $69.8 million in the 2013 Period, reflecting a decrease of $3.1 million, and comprised 7.0% and 7.5% of net sales for the 2014 and 2013 Periods, respectively. Factors impacting distribution, selling and administrative expenses are as follows:

•

Wholesale Distribution Segment:    Distribution, selling and administrative expenses decreased $3.1 million to $64.8 million in the 2014 Period compared to $67.9 million in the 2013 Period, and comprised 6.8% and 7.3% of Wholesale Distribution net sales for the 2014 and 2013 Periods, respectively.

•

Employee Pension and Postretirement Benefits:    During the 2014 Period, we experienced a decline of $1.7 million, or 0.2% as a percent of Wholesale Distribution net sales, in employee pension and postretirement benefit expenses, primarily due to expense reductions resulting from an increase in interest rates used to discount our benefit plan liabilities at September 30, 2013.

•

Lease Reserves and Equipment Disposal Expenses:    During the 2013 Period, we recorded $2.0 million, or 0.2% as a percent of Wholesale Distribution net sales, for lease reserves and equipment disposal costs related to facilities and equipment. There were no comparable reserves recorded or disposal costs incurred during the 2014 Period.

•

General Expenses:    During the 2014 Period, general expenses increased $0.6 million, but decreased 0.1% as a percent of Wholesale Distribution net sales due to the leveraging effect of increased sales. Expenses related to employee incentive plans increased but were partially offset by a continued focus on cost reductions in the current period. In addition, expenses declined in the 2014 Period due to reduced expenses resulting from a consolidation of warehouses in the 2013 Period. The 2013 Period had been negatively impacted by the costs of the consolidation.

•	Insurance Segment: Selling and administrative expenses for the Insurance segment were $1.7 million for both the 2014 and 2013 Periods.

•	All Other: Selling and administrative expenses for our All Other business activities were $0.2 million in both the 2014 and 2013 Periods.

Interest.    Interest expense decreased $0.5 million to $2.9 million in the 2014 Period compared to $3.4 million for the 2013 Period and comprised 0.3% and 0.4% of consolidated net sales for the 2014 and 2013 Periods, respectively. Factors impacting interest expense are as follows:

•	Interest expense on our primary debt instruments (as described below) decreased $0.5 million to $2.7 million in the 2014 Period compared to $3.2 million in the 2013 Period.

•

Weighted Average Borrowings:    Interest expense increased $0.7 million from the 2013 Period as a result of higher outstanding debt. Weighted average borrowings increased by $56.0 million primarily due to amounts used to fund debt extinguishment costs and increases in net working capital in support of the Company’s growth in the 2014 Period.

•

Interest Rates:    Interest expense decreased $1.2 million from the 2013 Period. Our effective borrowing rate for the combined primary debt, made up of the revolving lines of credit for Unified and Grocers Capital Company, the term loan and senior secured notes, was 3.6% and 5.3% for the 2014 and 2013 Periods, respectively. The rate decrease was due to lower effective rates on Unified’s revolving line of credit and the term loan which replaced portions of the senior secured notes.

Borrowings on Unified’s revolving credit agreement are subject to market rate fluctuations. A 25 basis point change in the market rate of interest over the period would have resulted in a $0.2 million increase or decrease in corresponding interest expense.

•	Interest expense on our other debt instruments was $0.2 million for both the 2014 and 2013 Periods.

Loss on early extinguishment of debt.    As discussed in “Outstanding Debt and Other Financing Arrangements” in Part II, Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations” of our Annual Report on Form 10-K for the year ended September 28, 2013, we incurred a Make-Whole Amount of $9.4 million in conjunction with the prepayment of $50 million of Senior Secured Notes held by the Noteholders and

John Hancock, acting in its capacity as collateral agent for the Noteholders. As a result of the partial prepayment of the Senior Secured Notes, we recorded a loss on early debt extinguishment of $9.8 million during the third quarter of fiscal year 2013. This amount is comprised of the $9.4 million Make-Whole Amount plus a pro-rata portion (percentage of early debt prepayment to total debt) of (1) the write-off of unamortized fees associated with the prepayment of the Senior Secured Notes ($0.2 million) and (2) new fees of $0.2 million related to amending the note agreement between the Company, the Noteholders and John Hancock.

Estimated patronage dividends.    Estimated patronage dividends for the 2014 Period were $2.5 million, compared to estimated patronage dividends of $2.2 million in the 2013 Period. Estimated patronage dividends for the 2014 and 2013 Periods consisted of the patronage activities from our three patronage earnings divisions: the Southern California Dairy Division, the Pacific Northwest Dairy Division and the Cooperative Division. For the 2014 and 2013 Periods, respectively, we had patronage earnings of $2.3 million and $1.9 million in the Southern California Dairy Division, $0.2 million and $0.3 million in the Pacific Northwest Dairy Division and no patronage earnings for the 2014 and 2013 Periods in the Cooperative Division. Although the 2014 Period had no patronage earnings, the Cooperative Division experienced improvement in the 2014 Period due to higher net sales, lower employee pension and postretirement benefit expenses and reduced operating expenses, partially offset by a change in sales mix towards products with lower margins. In addition, the 2013 Period included a loss on early debt extinguishment. Patronage dividends produced by the Cooperative Division are distributed annually, historically in cash, Class B and Class E Shares (see Part I, Item 1. “Business – Patronage Dividends” of our Annual Report on Form 10-K for the year ended September 28, 2013 for additional information), while patronage dividends produced by the dairy divisions are paid quarterly, historically in cash.

Income taxes.    Our effective income tax rate was 38.4% for the 2014 Period compared to 33.4% for the 2013 Period. The rate increase for the 2014 Period was attributable to a pre-tax loss in the 2014 Period and favorable adjustments related to our tax contingency reserve and our corporate-owned life insurance.

THIRTY-NINE WEEK PERIOD ENDED JUNE 28, 2014 (“2014 PERIOD”) COMPARED TO THE THIRTY-NINE WEEK PERIOD ENDED JUNE 29, 2013 (“2013 PERIOD”)

Overview of the 2014 Period.    We experienced an overall net sales increase of $47.4 million, or 1.7%, to $2.800 billion for the 2014 Period as compared to $2.753 billion for the 2013 Period. Our net sales for the Wholesale Distribution segment increased $49.6 million, or 1.8%, for the comparable 2014 and 2013 Periods. We increased sales through the addition of new customers and higher sales to continuing customers, which were partially offset by the loss of sales due to lost customers and store closures. Net sales in our Insurance segment decreased $1.8 million for the comparable thirty-nine week period. The decrease was primarily due to a decrease in workers’ compensation policies written partially offset by an increase in renewal premiums and investment income. Net sales in our All Other business activities decreased $0.4 million for the comparable 2014 and 2013 Periods.

Our consolidated operating income increased $8.2 million to $11.0 million in the 2014 Period compared to $2.8 million in the 2013 Period.

The overall increase in operating income (loss) is summarized in our operating segments and other business activities as follows:

•

Wholesale Distribution Segment:    The Wholesale Distribution segment’s operating income increased $9.4 million to earnings of $17.3 million in the 2014 Period compared to $7.9 million in the 2013 Period. This increase in earnings was primarily due to higher net sales, lower employee pension and postretirement benefit expenses and reduced operating expenses, partially offset by a change in sales mix towards perishable products that tend to have lower margins than our other products.

•

Insurance Segment:    Our Insurance segment’s operating loss increased $0.7 million to $6.2 million in the 2014 Period compared to $5.5 million in the 2013 Period. This increase was primarily due to an increase in workers’ compensation reserves for adverse claims development in the California workers’ compensation marketplace.

•

All Other:    Operating income in our All Other business activities reflected a decrease of $0.5 million to a loss of $0.1 million in the 2014 Period compared to earnings of $0.4 million in the 2013 Period. All Other business activities primarily consist of activities conducted through our finance subsidiary.

The following tables summarize the performance of each business segment for the 2014 and 2013 Periods.

Wholesale Distribution Segment

(dollars in thousands)

	Thirty-Nine Weeks Ended June 28, 2014		Thirty-Nine Weeks Ended June 29, 2013
	Amounts in 000’s	Percent to Net Sales	Amounts in 000’s	Percent to Net Sales	Difference
Gross billings	$2,867,936	—	$2,761,635	—	$106,301
Less: Gross billings through vendor direct arrangements	(82,034)	—	(25,352)	—	(56,682)
Inter-segment eliminations	(75)	—	—	—	(75)

Net sales	2,785,827	100.0%	2,736,283	100.0%	49,544
Cost of sales	2,571,439	92.3	2,520,414	92.1	51,025
Distribution, selling and administrative expenses	197,031	7.1	207,958	7.6	(10,927)

Operating income	$17,357	0.6%	$7,911	0.3%	$9,446

Insurance Segment

(dollars in thousands)

	Thirty-Nine Weeks Ended June 28, 2014		Thirty-Nine Weeks Ended June 29, 2013
	Amounts in 000’s	Percent to Net Sales	Amounts in 000’s	Percent to Net Sales	Difference
Gross sales – premiums earned and investment income	$21,622	—	$23,647	—	$(2,025)
Inter-segment eliminations	(8,429)	—	(8,649)	—	220

Net sales – premiums earned and investment income	13,193	100.0%	14,998	100.0%	(1,805)
Cost of sales – underwriting expenses	14,374	109.0	15,081	100.5	(707)
Selling and administrative expenses	5,043	38.2	5,498	36.7	(455)

Operating loss	$(6,224)	(47.2)%	$(5,581)	(37.2)%	$(643)

All Other

(dollars in thousands)

	Thirty-Nine Weeks Ended June 28, 2014		Thirty-Nine Weeks Ended June 29, 2013
	Amounts in 000’s	Percent to Net Sales	Amounts in 000’s	Percent to Net Sales	Difference
Gross sales	$776	—	$1,113	—	$(337)
Inter-segment eliminations	(137)	—	(111)	—	(26)

Net sales	639	100.0%	1,002	100.0%	(363)
Selling and administrative expenses	748	117.1	561	56.0	187

Operating (loss) income	$(109)	(17.1)%	$441	44.0%	$(550)

Net sales.    Consolidated net sales increased $47.4 million, or 1.7%, to $2.800 billion in the 2014 Period compared to $2.753 billion for the 2013 Period. Factors impacting net sales are as follows:

•

Wholesale Distribution Segment:    Wholesale Distribution gross billings increased $106.3 million to $2.868 billion in the 2014 Period compared to $2.762 billion for the 2013 Period. Significant components of this increase are summarized below.

(dollars in millions)
Key Gross Billings Changes	Increase (Decrease)
Increase in gross billings to continuing customers	$151.2
New customers	16.2
Lost customers (former customers currently served by competitors)	(13.1)
Store closures	(48.0)

Change in gross billings	$106.3

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

•

Insurance Segment:    Net sales, consisting principally of premium revenues and investment income, decreased $1.8 million to $13.2 million in the 2014 Period compared to $15.0 million for the 2013 Period. The decrease is primarily due to a decrease in workers’ compensation premium revenue, partially offset by an increase in investment income.

•	All Other: Net sales were $0.6 million and $1.0 million in the 2014 and 2013 Periods, respectively.

Cost of sales (including underwriting expenses).    Consolidated cost of sales were $2.586 billion for the 2014 Period and $2.536 billion for the 2013 Period and comprised 92.4% and 92.1% of consolidated net sales for the 2014 and 2013 Periods, respectively. Factors impacting cost of sales are as follows:

•

Wholesale Distribution Segment:    Cost of sales increased $51.0 million to $2.571 billion in the 2014 Period compared to $2.520 billion in the 2013 Period. As a percentage of Wholesale Distribution net sales, cost of sales were 92.3% and 92.1% for the 2014 and 2013 Periods, respectively.

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

•

Insurance Segment:    Cost of sales primarily consists of claims loss and loss adjustment expenses, underwriting expenses, commissions, premium taxes and regulatory fees. Cost of sales decreased $0.7 million to $14.4 million in the 2014 Period compared to $15.1 million in the 2013 Period. We experienced decreases in incurred losses and variable underwriting expenses resulting from the decrease in premiums earned. These decreases were partially offset by an increase in claims development for workers’ compensation policies of $7.5 million and $7.0 million for the 2014 and 2013 Periods, respectively.

Distribution, selling and administrative expenses.    Consolidated distribution, selling and administrative expenses were $202.8 million in the 2014 Period compared to $214.0 million in the 2013 Period, reflecting a decrease of $11.2 million, and comprised 7.2% and 7.8% of net sales for the 2014 and 2013 Periods, respectively. Factors impacting distribution, selling and administrative expenses are as follows:

•

Wholesale Distribution Segment:    Distribution, selling and administrative expenses decreased $10.9 million to $197.0 million in the 2014 Period compared to $207.9 million in the 2013 Period, and comprised 7.1% and 7.6% of Wholesale Distribution net sales for the 2014 and 2013 Periods, respectively.

•	Employee Pension and Postretirement Benefits: During the 2014 Period, we experienced a decline of $4.6 million, or 0.2% as a percent of Wholesale Distribution net sales, in employee pension and postretirement benefit expenses, primarily due to expense reductions resulting from an increase in interest rates used to discount our benefit plan liabilities at September 30, 2013.

•

Consulting Expense:    During the 2014 Period, we experienced a decline in consulting expense of $1.2 million, or 0.1% as a percent of Wholesale Distribution net sales. This decrease in expense is primarily due to lower consulting services utilized during the period.

•

Lease Reserves and Equipment Disposal Expenses:    During the 2013 Period, we recorded $2.0 million, or 0.1% as a percent of Wholesale Distribution net sales, for lease reserves and equipment disposal costs related to facilities and equipment. There were no comparable reserves recorded or disposal costs incurred during the 2014 Period.

•

General Expenses:    During the 2014 Period, general expenses decreased $3.1 million, or 0.1% as a percent of Wholesale Distribution net sales, primarily due to the benefit in the 2014 Period of reduced expenses resulting from a consolidation of warehouses in the 2013 Period, as well as a continued focus on cost reductions in the current period. The 2013 Period had been negatively impacted by the costs of the consolidation. The decrease in the 2014 Period was partially offset by increased expenses related to employee incentive plans.

•	Insurance Segment: Selling and administrative expenses for the Insurance segment were $5.0 million and $5.5 million for the 2014 and 2013 Periods, respectively.

•	All Other: Selling and administrative expenses for our All Other business activities were $0.8 million and $0.6 million in the 2014 and 2013 Periods, respectively.

Interest.    Interest expense decreased $1.5 million to $8.5 million in the 2014 Period compared to $10.0 million for the 2013 Period and comprised 0.3% and 0.4% of consolidated net sales for the 2014 and 2013 Periods, respectively. Factors impacting interest expense are as follows:

•	Interest expense on our primary debt instruments (as described below) decreased $1.4 million to $7.8 million in the 2014 Period compared to $9.2 million in the 2013 Period.

•

Weighted Average Borrowings:    Interest expense increased $1.4 million from the 2013 Period as a result of higher outstanding debt. Weighted average borrowings increased by $38.4 million primarily due to amounts used to fund debt extinguishment costs and increases in net working capital in support of the Company’s growth in the 2014 Period.

•

Interest Rates:    Interest expense decreased $2.8 million from the 2013 Period. Our effective borrowing rate for the combined primary debt, made up of the revolving lines of credit for Unified and Grocers Capital Company, the term loan and senior secured notes, was 3.7% and 5.0% for the 2014 and 2013 Periods, respectively. The rate decrease was due to lower effective rates on Unified’s revolving line of credit and the term loan which replaced portions of the senior secured notes.

Borrowings on Unified’s revolving credit agreement are subject to market rate fluctuations. A 25 basis point change in the market rate of interest over the period would have resulted in a $0.4 million increase or decrease in corresponding interest expense.

•	Interest expense on our other debt instruments was $0.7 million and $0.8 million for the 2014 and 2013 Periods, respectively.

Loss on early extinguishment of debt.    As discussed in “Outstanding Debt and Other Financing Arrangements” in Part II, Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations” of our Annual Report on Form 10-K for the year ended September 28, 2013, we incurred a Make-Whole Amount of $9.4 million in conjunction with the prepayment of $50 million of Senior Secured Notes held by the Noteholders and John Hancock, acting in its capacity as collateral agent for the Noteholders. As a result of the partial prepayment of the Senior Secured Notes, we recorded a loss on early debt extinguishment of $9.8 million during the third quarter of fiscal year 2013. This amount is comprised of the $9.4 million Make-Whole Amount plus a pro-rata portion (percentage of early debt prepayment to total debt) of (1) the write-off of unamortized fees associated with the prepayment of the Senior Secured Notes ($0.2 million) and (2) new fees of $0.2 million related to amending the note agreement between the Company, the Noteholders and John Hancock.

Estimated patronage dividends.    Estimated patronage dividends for the 2014 Period were $7.4 million, compared to estimated patronage dividends of $7.2 million in the 2013 Period. Estimated patronage dividends for the 2014 and 2013 Periods consisted of the patronage activities from our three patronage earnings divisions: the Southern California Dairy Division, the Pacific Northwest Dairy Division and the Cooperative Division. For the 2014 and 2013 Periods, respectively, we had patronage earnings of $6.7 million and $6.4 million in the Southern California Dairy Division, $0.7 million and $0.8 million in the Pacific Northwest Dairy Division and no patronage earnings for the 2014 and 2013 Periods in the Cooperative Division. Although the 2014 Period had no patronage earnings, the Cooperative Division experienced improvement in the 2014 Period due to higher net sales, lower employee pension and postretirement benefit expenses and reduced operating expenses, partially offset by a change in sales mix towards products with lower margins. Patronage dividends produced by the Cooperative Division are distributed annually, historically in cash, Class B and Class E Shares (see Part I, Item 1. “Business – Patronage Dividends” of our Annual Report on Form 10-K for the year ended September 28, 2013 for additional information), while patronage dividends produced by the dairy divisions are paid quarterly, historically in cash.

Income taxes.    Our effective income tax rate was 42.6% for the 2014 Period compared to 34.3% for the 2013 Period. The higher rate for the 2014 Period was attributable to our year-to-date pre-tax loss and favorable adjustments related to our tax contingency reserve and our corporate-owned life insurance.

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

At June 28, 2014, we had $0.7 million of tendered Class A Shares and $25.5 million of tendered Class B Shares pending redemption, whose redemption is subject to final approval by the Board, and in the case of Class B Shares, subject to the 5% limitation on redemptions contained in our redemption policy (see “DESCRIPTION OF CAPTIAL STOCK – Redemption Policy” in our Post-Effective Amendment No. 3 to Registration Statement on Form S-1 filed on February 18, 2014, with respect to our offering of Class A, Class B and Class E Shares for further information).

Our obligations to repay a Member’s Required Deposit on termination of Member status (once the Member’s obligations to us have been satisfied) is reported as a long-term liability within “Members’ and Non-Members’ deposits” on our consolidated condensed balance sheets. Excess Deposits are not subordinated to our other obligations and are reported as short-term liabilities within “Members’ deposits and estimated patronage dividends” on our consolidated condensed balance sheets. At June 28, 2014 and September 28, 2013, we had

$9.1 million and $5.8 million, respectively, in “Members’ and Non-Members’ deposits” and $12.4 million and $11.7 million, respectively, in “Members’ deposits and estimated patronage dividends” (of which $11.1 million and $10.5 million, respectively, represented Excess Deposits).

We believe that the combination of cash flows from operations, current cash balances and available lines of credit will be sufficient to service our debt, redeem Members’ capital shares, make income tax payments and meet our anticipated needs for working capital and capital expenditures through at least the next four fiscal years.

CASH FLOW

We generated positive cash flow from operating and financing activities during the thirty-nine week 2014 Period. Cash from operating and financing activities was used for investing activities, including investing in our infrastructure. We also reinvested proceeds from maturing investments.

As a result of these activities, net cash, consisting of cash and cash equivalents, increased by $6.8 million to $15.7 million as of June 28, 2014 compared to $8.9 million as of September 28, 2013.

The following table summarizes the impact of operating, investing and financing activities on our cash flows for the thirty-nine week 2014 and 2013 Periods:

(dollars in thousands)
Summary of Net Increase (Decrease) in Total Cash	2014	2013	Difference
Cash provided by operating activities	$13,416	$1,963	$11,453
Cash utilized by investing activities	(13,505)	(19,078)	5,573
Cash provided by financing activities	6,886	16,973	(10,087)

Total increase (decrease) in cash	$6,797	$(142)	$6,939

Net cash flows from operating, investing and financing activities increased by $6.9 million, resulting in a $6.8 million increase in cash for the 2014 Period compared to a decrease of $0.1 million in cash for the 2013 Period. The increase in net cash flow for the 2014 Period consisted of cash provided by operating activities of $13.4 million and financing activities of $6.9 million, partially offset by cash utilized for investing activities of $13.5 million. The primary factors contributing to the changes in cash flow are discussed below. At June 28, 2014 and September 28, 2013, working capital was $139.5 million and $150.8 million, respectively, and the current ratio was 1.4 and 1.5 at June 28, 2014 and September 28, 2013, respectively.

Operating Activities:    Net cash provided by operating activities increased by $11.4 million to $13.4 million utilized in the 2014 Period compared to $2.0 million provided in the 2013 Period. The increase in cash provided by operating activities compared to the 2013 Period was attributable to (1) an increase in net earnings between the periods of $13.1 million, (2) a non-recurring adjustment in the 2013 Period to reconcile net (loss) earnings to net cash provided by operating activities of $2.7 million related to the curtailment gain for other postretirement benefit plans, (3) a decrease between the periods related to prepaid expenses of $4.1 million, (4) a decrease between the periods in cash used to pay accounts payable and accrued liabilities of $28.0 million and (5) an increase between the periods in net cash provided by other operating activities of $0.5 million. The foregoing increases of $48.4 million in cash provided were partially offset by (1) an adjustment in the 2013 Period to reconcile net (loss) earnings to net cash provided by operating activities of $9.8 million related to the loss on early extinguishment of debt, (2) an increase between the periods in cash used to fund pension plan contributions of $1.6 million, (3) an increase in accounts receivable between the periods of $11.1 million, (4) a decrease between the periods in net cash flows related to decreased inventories of $10.9 million and (5) a decrease in long-term liabilities, other between the periods of $3.6 million, primarily attributable to a decrease in pension and postretirement liabilities.

Investing Activities:    Net cash utilized by investing activities decreased by $5.6 million to $13.5 million utilized in the 2014 Period compared to $19.1 million in the 2013 Period. The decrease in cash utilized by investing activities during the 2014 Period as compared to the 2013 Period was due mainly to (1) a decrease in capital expenditures between the periods of $0.3 million, (2) a decrease of $0.7 million in net investment activities by our insurance subsidiaries, consisting of the purchase and sale of securities to replace maturing investments in their portfolios and (3) a decrease in cash utilized by net notes receivable activities of $4.9 million, reflecting normal fluctuation in loan activity to Members for their inventory and equipment financing, partially offset by an increase in other assets between the periods of $0.3 million, primarily related to the changes in value between the periods of our mutual fund and life insurance policy assets. Spending on future investing activities is expected to be funded by existing cash balances, cash generated from operations or additional borrowings.

Financing Activities:    Net cash provided by financing activities was $6.9 million for the 2014 Period compared to cash provided of $17.0 million in the 2013 Period. The net decrease of $10.1 million in cash provided by financing activities for the 2014 Period as compared to the 2013 Period was due to a decrease in cash provided of $12.2 million related to lower revolver and term loan borrowings, reduced by lower notes payable repayments and payments of deferred financing fees in the 2014 Period. Additionally, the 2013 Period included payments of debt extinguishment costs. See “Outstanding Debt and Other Financing Arrangements” for further discussion regarding our credit facilities and financing arrangements. The net decrease in cash provided by net borrowings under our secured revolving credit agreements and notes payable was partially offset by cash provided from Member investment and share activity of $2.1 million. Financing to meet future capital spending requirements is expected to be provided by our continuing operating cash flow or additional borrowings.

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

CONTRACTUAL OBLIGATIONS AND COMMERCIAL COMMITMENTS

Other than items discussed below in “Outstanding Debt and Other Financing Arrangements,” there have been no material changes in our contractual obligations and commercial commitments outside the ordinary course of our business during the thirty-nine week period ended June 28, 2014. See “Contractual Obligations and Commercial Commitments” discussed in Part II, Item 7. “Management’s Discussion and Analysis of Financial Condition and Results of Operations” of our Annual Report on Form 10-K for the year ended September 28, 2013 for additional information.

OUTSTANDING DEBT AND OTHER FINANCING ARRANGEMENTS

Other than discussed below, there have been no material changes in our outstanding debt and other financing arrangements outside the ordinary course of our business during the thirty-nine week period ended June 28, 2014. Amounts outstanding related to our secured revolving credit agreements, senior secured notes and other debt agreements are disclosed below. See “Credit Facilities” and “Outstanding Debt and Other Financing Arrangements” discussed in Part II, Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and Note 5 “Notes Payable” of “Notes to Consolidated Financial Statements” in Part II, Item 8, “Financial Statements and Supplementary Data” of our Annual Report on Form 10-K for the year ended September 28, 2013 for additional information.

Secured Revolving Credit Agreements

Credit Agreement

We are party to an Amended and Restated Credit Agreement dated as of June 28, 2013 (as amended, the “Credit Agreement”), among the Company, the lenders party thereto, Wells Fargo Bank, National Association, as administrative agent, and the other agents party thereto. The Credit Agreement provides for a revolving credit facility with total commitments in the principal amount of $275 million (the “Revolver”) and a term loan in the amount of $40.9 million (the “Term Loan”). Borrowings under the Revolver may be made as revolving loans, swing line loans or letters of credit. Certain capitalized terms used in this description of the Credit Agreement have the meanings given to them in the Credit Agreement.

On June 27, 2014, we entered into a First Amendment and Consent (the “Amendment”) with Wells Fargo Bank, N.A., as administrative agent and the lenders party thereto, modifying the Credit Agreement. The Amendment provides for a modification of the excess availability calculations under the Credit Agreement to accommodate normal seasonal working capital needs in the period from June 27, 2014 to January 15, 2015. The Amendment does not change the $275 million maximum amount that can be borrowed under the Credit Agreement, but does provide additional flexibility under certain provisions of the Credit Agreement and increases the aggregate amount of permitted credit facilities of our finance and insurance subsidiaries from $25 million to $30 million. The Amendment, except as expressly stated, does not modify the Credit Agreement and other loan documents, which remain unmodified and in full force and effect.

The Credit Agreement matures the earlier of June 28, 2018, or 90 days prior to the scheduled January 1, 2016 maturity (as such scheduled maturity date may be extended) under a note purchase agreement dated September 29, 1999 (as amended, the “Senior Note Agreement”) as amended and restated effective January 6, 2006 and further amended on November 3, 2009, among the Company and the current noteholders (the “Noteholders”) and John Hancock Life Insurance Company (U.S.A.) (“John Hancock”), acting in its capacity as collateral agent for the Noteholders (collectively, the “Hancock Debt”), unless the Hancock Debt has been repaid, refinanced (including by exchange) or defeased. The purpose of the Revolver is to finance working capital and other general corporate needs, which may include capital expenditures and Permitted Acquisitions. The purpose of the Term Loan was to repay a portion of the then outstanding Hancock Debt, and for payment of fees and expenses related to the payment of the Hancock Debt. The Term Loan is subject to prepayment, if any appraisal of the Term Loan Real Estate shows the outstanding balance of the Term Loan exceeds 60% of the appraised value of the Term Loan Real Estate, in the amount of such excess.

Our outstanding revolver borrowings under the Credit Agreement increased to $150.0 million at June 28, 2014 (Eurodollar and Base Rate Loans at a blended average rate of 2.15% per annum) from $144.5 million at September 28, 2013 (Eurodollar and Base Rate Loans at a blended average rate of 1.97% per annum), with access to approximately $125.0 million of additional capital available under the Credit Agreement (based on the amounts indicated above and subject to applicable reserves and borrowing base limitations) to fund our continuing operations and capital spending requirements for the foreseeable future. Our outstanding term loan borrowings under the Credit Agreement were $37.1 million at June 28, 2014 (Eurodollar and Base Rate Loans at a blended average rate of 2.17% per annum) and $40.2 million at September 28, 2013 (Eurodollar and Base Rate Loans at a blended average rate of 2.20% per annum). As of June 28, 2014, we are in compliance with all applicable covenants of the Credit Agreement. While we are currently in compliance with all required covenants and expect to remain in compliance, this does not guarantee that we will remain in compliance in future periods.

Subsidiary Financing Arrangement

Our wholly-owned finance subsidiary, Grocers Capital Company (“GCC”), is party to a Loan and Security Agreement, dated as of September 24, 2010, and then amended on September 19, 2013, March 12, 2014 and June 26, 2014 (the “GCC Loan Agreement,” as amended), by and among GCC, the lenders party thereto, and California Bank & Trust, as Arranger and Administrative Agent. The GCC Loan Agreement provides for a revolving credit facility with total commitments in the principal amount of $15 million. Borrowings under the GCC Loan Agreement may not exceed 80% of GCC’s eligible notes receivable (certain notes receivable restricted to 50%), less any reserves as may be established by the Agent. The GCC Loan Agreement matures on September 30, 2014. Borrowings under the GCC Loan Agreement are utilized to fund loans to our customers and for GCC’s general corporate purposes, including customary financing and operating activities.

GCC had revolving loan borrowings of $14.7 million and $4.0 million, bearing an interest rate of 4.00% (3.25% prime plus 0.75% interest rate margin), outstanding at June 28, 2014 and September 28, 2013, respectively. As of June 28, 2014, we are in compliance with all applicable covenants of the GCC Loan Agreement. While we are currently in compliance with all required covenants and expect to remain in compliance, this does not guarantee that we will remain in compliance in future periods.

Senior Secured Notes

We are party to a Senior Note Agreement with the Noteholders and John Hancock, collectively the Hancock Debt, which originally consisted of three tranches of senior debt: $46.0 million, $40.0 million and $25.0 million with interest rates of 6.421%, 7.157% and 6.82%, respectively. On June 28, 2013, we entered into the seventh amendment (“Seventh Amendment”) to the Senior Note Agreement. Certain capitalized terms used in this description of the Seventh

Amendment have the meanings given to them in the Seventh Amendment. The Seventh Amendment released the liens held by the Noteholders on certain real properties (the mechanized distribution center in Commerce, California and the dairy facility in Los Angeles, California) of the Company, and provided for modifications to and deletions of certain financial covenants, including the deletion of a financial covenant that had been previously provided for relating to the maximum permitted Indebtedness to Consolidated EBITDAP Ratio. The released properties now are collateral security for the lenders party to the Credit Agreement. The Seventh Amendment increased the fixed interest rate, effective July 1, 2013, for the Tranche A Notes to 7.907% per annum until the maturity date. The fixed interest rate for the unpaid portion of the Tranche B Notes, effective July 1, 2013, increased to 7.171% per annum until the maturity date. At the January 1, 2016 maturity date, a balloon payment of $45.6 million is due.

At June 28, 2014 and September 28, 2013, respectively, we had a total of $49.5 million and $51.4 million outstanding in Hancock Debt. As of June 28, 2014, we were in compliance with all applicable covenants in the Senior Note Agreement. While we are currently in compliance with all required covenants and expect to remain in compliance, this does not guarantee that we will remain in compliance in future periods.

Other Debt Agreements

During fiscal 2013, we entered into three note and security agreements for the purchase of tractors. These agreements bear interest at a rate of 2.2% and mature in fiscal 2018. At June 28, 2014 and September 28, 2013, respectively, the outstanding loan balance under the three agreements totaled $2.3 million and $2.7 million.

REDEMPTION OF CAPITAL STOCK

Our Articles of Incorporation and Bylaws provide that the Board has the absolute discretion to repurchase, or not repurchase, any Class A, Class B or Class E Shares of any outgoing Member regardless of when the membership terminated, and any Class B Shares in excess of the Class B Share Requirement held by a current Member, whether or not the shares have been tendered for repurchase and regardless of when the shares were tendered. The Board considers the redemption of eligible Class A Shares at each board meeting. All other shares eligible for redemption are considered by the Board on an annual basis, usually in December. Class E Shares will only be redeemed upon approval of the Board or upon sale or liquidation of the Company. The Class E Shares become eligible for redemption at the discretion of the Board at a price of $100 per share ten years after their issuance date, with the outstanding Class E Shares becoming eligible for redemption between the end of fiscal 2013 and the end of fiscal 2018. The following table presents our redemptions of shares during the thirty-nine weeks ended June 28, 2014:

Thirteen Weeks Ended	Share Class	Number of Shares Redeemed	Approximate Value of Shares Redeemed
December 28, 2013	A	1,400	$ 0.4 million
March 29, 2014	A	2,100	$ 0.6 million
March 29, 2014	B	19,267	$ 5.6 million
March 29, 2014	E	38,905	$ 3.9 million
June 28, 2014	A	3,850	$ 1.1 million
June 28, 2014	E	3,985	$ 0.4 million

See Part I, Item 1. “Business – Capital Shares – Classes of Shares” and Part I, Item 1. “Business – Capital Shares – Redemption of Class A, Class B and Class E Shares” of our Annual Report on Form 10-K for the year ended September 28, 2013 for additional information.

PENSION AND POSTRETIREMENT BENEFIT PLANS

We sponsor a cash balance plan (“Unified Cash Balance Plan”). The Unified Cash Balance Plan is a noncontributory defined benefit pension plan covering substantially all of our employees who are not subject to a collective bargaining agreement. Under the Unified Cash Balance Plan, participants are credited with an annual accrual based on their years of service with us. Our funding policy is to make contributions to the Unified Cash Balance Plan in amounts that are at least sufficient to meet the minimum funding requirements of applicable laws and regulations, but no more than amounts deductible for federal income tax purposes. All of our qualifying employees not subject to a collective bargaining agreement accrue benefits pursuant to the Unified Cash Balance Plan. We also sponsor an Executive Salary Protection Plan (“ESPPIII”) for our executive officers that provides supplemental post-

termination retirement income based on each participant’s salary and years of service as an officer with us. This plan was amended in December 2012 to close the plan to new entrants as of September 30, 2012. We have provided for our obligation to plan participants in a rabbi trust (not considered plan assets for actuarial valuation purposes), consisting primarily of life insurance policies tied to underlying investments in the equity market (reported at cash surrender value) and mutual fund assets consisting of various publicly-traded mutual funds (reported at estimated fair value based on quoted market prices).

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

Our net periodic benefit plan expense (credit) for our combined pension and other postretirement benefits was approximately $(0.4) million and $4.9 million (including a one-time curtailment gain of $2.7 million related to our Retiree Medical Plan) for the thirty-nine weeks ended June 28, 2014 and June 29, 2013, respectively.

We expect to make estimated minimum contributions to the Unified Cash Balance Plan totaling $11.3 million during fiscal 2014, which is comprised of $4.8 million for the 2014 plan year and $6.5 million for the 2013 plan year. At our discretion, we may contribute in excess of these amounts. Additional contributions, if any, will be based, in part, on future actuarial funding calculations and the performance of plan investments. We contributed $2.4 million and $3.6 million to the Unified Cash Balance Plan during the thirty-nine weeks ended June 28, 2014 for the 2014 and 2013 plan years, respectively.

Additionally, we expect to make benefit payments of $3.4 million to participants in the ESPPIII for the 2014 plan year. We made benefit payments of $3.3 million to participants in the ESPPIII during the thirty-nine weeks ended June 28, 2014 for the 2014 plan year.

Benefit expense for the SERP is accrued under the assumption that all participants in the SERP will achieve full vesting (five years of service). As of June 28, 2014, we accrued $1.7 million in SERP expense (recorded in long-term liabilities, other in our consolidated condensed balance sheets). See Note 5 of “Notes to Consolidated Condensed Financial Statements – Unaudited” in Part I, Item 1, “Financial Statements (Unaudited)” of this Quarterly Report on Form 10-Q and Item 5.02. “Compensatory Arrangements of Certain Officers” of our Current Report on Form 8-K, filed on May 14, 2013, for additional discussion.

During fiscal year 2010, comprehensive health care reform legislation under the Patient Protection and Affordable Care Act (HR 3590) and the Health Care Education and Affordability Reconciliation Act (HR 4872) (collectively, the “Acts”) was passed and signed into law. The Acts contain provisions that could impact our accounting for retiree medical benefits in future periods, such as the 40% excise tax beginning in 2018 that will be imposed on the value of health insurance benefits exceeding a certain threshold. However, the full extent of the impact of the Acts, if any, cannot be determined until all regulations are promulgated under the Acts (or changed as a result of ongoing litigation) and additional interpretations of the Acts become available. We will continue to assess the accounting implications of the Acts as related regulations and interpretations of the Acts become available. In addition, we may consider plan amendments in future periods that may have accounting implications.

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

We have an increasingly concentrated customer base, which has in the past reduced, and may continue in the future to reduce, our margins and expose us to an increase in risk concentration, including in the areas of credit risk and the sudden loss of significant customer business.    Our operating results are highly dependent upon maintaining or growing our sales to our customers. Our largest customer, Smart & Final, Inc., a Non-Member customer, constituted approximately 15% of our total net sales for the thirty-nine week period ended June 28, 2014. In recent years, we have seen our sales become increasingly concentrated with our large customers, with our top ten customers having increased from 42% of our total net sales in fiscal 2008 to 47% of our total net sales in fiscal 2013. Our top ten customers constituted approximately 49% of our total net sales for the thirty-nine week period ended June 28, 2014. A significant loss in membership or volume by one of our larger customers could have a sudden and material adverse effect on our operating results. For example, in the third quarter of fiscal 2011, we lost one of our top ten customers who represented $144.9 million in net sales for the fifty-two weeks immediately preceding the date they ceased purchasing from us. Between fiscal 2011 and fiscal 2012, this resulted in a loss of $87.2 million in annual net sales, or 2% of total net sales in fiscal 2012. We have also experienced an overall decline in the number of Members every year since the end of fiscal 2008. Since then, the number of Members has declined from 520 to 389 at the end of fiscal 2013, an average decline of 5.6% per year in our membership base. We believe this decline has been due to a number of factors, including smaller-volume retailers deciding to conduct business with us as Non-Members, Members discontinuing operations due to competition they face or challenging economic conditions, Members consolidating with other Members and Members choosing other wholesale distributors.

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

We are also exposed to concentrations of credit risk related primarily to trade receivables, notes receivable and lease guarantees for certain Members. Our ten customers with the largest accounts receivable balances accounted for approximately 40% and 39% of total accounts receivable at June 28, 2014 and September 28, 2013, respectively. These concentrations of credit risk may be affected by changes in economic or other conditions affecting the western United States, particularly Arizona, California, Nevada, Oregon and Washington. We could suffer losses as a result of our concentrated credit risk in the event of a significant adverse change in economic or other conditions.

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

The requirement that Members invest in our shares and/or make Required Deposits, and the lack of liquidity with respect to such investments and Required Deposits, may make attracting new Members difficult and may cause existing Members to withdraw from membership.    Members are required to meet specific requirements, which include ownership of our capital shares and may include required cash deposits. These investments by Members are a principal source of our capital, and for the thirty-nine weeks ended June 28, 2014, approximately 75% of our net sales were to Members. We compete with other wholesale suppliers who are not structured as cooperatives and therefore have no investment requirements for customers. Our requirements to purchase shares or maintain cash deposits may become an obstacle to retaining existing business and attracting new business. For a discussion of required Member equity investments and deposits, see Part I, Item 1, “Business – Capital Shares” and Part I, Item 1, “Business – Customer Deposits” of our Annual Report on Form 10-K for the year ended September 28, 2013.

Our Bylaws give the Board complete discretion with respect to the redemption of shares held by terminated Members and excess shares held by Members. Our redemption policy currently provides that the number of Class B Shares that we may redeem in any fiscal year is limited to no more than 5% of the outstanding Class B Shares (after patronage dividends payable in Class B Shares). During the thirty-nine week period of fiscal 2014, we redeemed 6,455 Class B Shares that had been previously tendered at the close of fiscal 2013, leaving 72,321 Class B Shares, or 17% of our outstanding Class B Shares at the close of fiscal 2013, that have been tendered for redemption but not yet redeemed. This percentage has steadily increased in recent years, from 16% and 15% of our outstanding Class B Shares at the close of fiscal 2012 and 2011, respectively, as we have had an increase in the number of shares our Members have sought to redeem and we have redeemed less than the 5% limit in fiscal 2013, 2012 and 2011. The increase in the number of shares our Members have sought to redeem has been driven by our having an overall decline in the number of Members every year since the end of fiscal 2008. Since then, the number of Members has declined from 520 to 389 at the end of fiscal 2013, an average decline of 5.6% per year in our membership base. Our annual redemption rate has been less than the 5% limit in recent years due in significant part to our Board deciding to conserve capital during years of limited profit or a net loss. Based on our recent history of redemptions as compared to the number of shares tendered for redemption, Members seeking to redeem shares may be required to wait a number of years. Members may have even less liquidity with respect to shares in Unified should the Board, in its discretion, cease redemptions of stock. See Part II, Item 8, “Financial Statements and Supplementary Data – Notes 10 and 18” of our Annual Report on Form 10-K for the year ended September 28, 2013 for recent redemption activity and the number of outstanding shares tendered for redemption but which have not yet been redeemed. Furthermore, required cash deposits are contractually subordinated and subject to the prior payment in full of our senior indebtedness. For a discussion of the limitations on the redemption of capital shares and the subordination of cash deposits, see Part I, Item 1, “Business – Capital Shares – Redemption of Class A, Class B and Class E Shares,” Part I, Item 1, “Business – Customer Deposits” and Part I, Item 1, “Business – Pledge of Shares and Guarantees” of our Annual Report on Form 10-K for the year ended September 28, 2013. These limitations on our obligation to redeem capital shares or repay the cash deposits of Members may cause Members to withdraw from membership or potential Members to not become Members.

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

Our insurance reserves may be inadequate if unexpected losses occur.    Our insurance subsidiaries are subject to the rules and regulations promulgated by various regulatory agencies, including, but not limited to, the State of California and the Commonwealth of Bermuda. Insurance reserves are recorded based on estimates made by management and validated by third party actuaries to ensure such estimates are within acceptable ranges. Actuarial estimates are based on detailed analyses of health care cost trends, claims history, demographics, industry trends and federal and state law. As a result, the amount of reserve and related expense is significantly affected by the outcome of these studies. In addition, our Insurance segment has in the past, and may in the future, experience significant volatility in its reserves based on actuarial estimates, including volatility resulting from its relatively small size and concentration of business in the California workers’ compensation marketplace.

Significant and adverse changes in the experience of claims settlement and other underlying assumptions could negatively impact our operating results. For example, in fiscal 2013, we increased reserves in our Insurance segment by $7.0 million due to adverse workers’ compensation claims development in the California workers’ compensation marketplace. Thereafter, in the third quarter of fiscal 2014, we further increased the workers’ compensation reserves in our Insurance segment by an additional $7.5 million. We cannot assure that additional reserve adjustments will not occur in future periods.

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

As of June 28, 2014, we believe we have sufficient cash flow from operations and availability under the revolving credit agreement to meet our operating needs, capital spending requirements and required debt repayments through June 28, 2018. However, if access to operating cash or to the revolving credit agreement becomes restricted, or if the revolving credit agreement expires before June 28, 2018, we may be compelled to seek alternate sources of cash. We cannot assure that alternate sources will provide cash on terms favorable to us or at all. Consequently, the inability to access alternate sources of cash on terms similar to our existing agreement could adversely affect our operations.

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

The credit and liquidity crisis in the United States and throughout the global financial system triggered substantial volatility in the world financial markets and banking system. As a result, the investment portfolio of the Unified Cash Balance Plan incurred a significant decline in fair value during fiscal 2008. The value of the plan’s investment portfolio increased during fiscal 2009 and 2010, declined in fiscal 2011, increased in fiscal 2012 and 2013, and increased for the thirty-nine weeks ended June 28, 2014. The values of the plan’s individual investments have and will fluctuate in response to changing market conditions, and the amount of gains or losses that will be recognized in subsequent periods, if any, cannot be determined.

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

A strike or work stoppage by employees could disrupt our business and/or we could face increased operating costs from higher wages or benefits we must pay our employees.    Approximately 60% of our employees are covered by collective bargaining agreements, which have various expiration dates ranging from 2014 through 2017. If we are unable to negotiate acceptable contracts with labor unions representing our unionized employees, we may be subject to a strike or work stoppage that disrupts our business and/or increased operating costs resulting from higher wages or benefits paid to union members or replacement workers. Any such outcome could have a material adverse effect on our operations and financial results.

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

We are subject to interest rate changes on certain of our notes payable under our credit agreements that may affect the fair value of the notes payable, as well as cash flow and earnings. Based on the notes payable outstanding at June 28, 2014 and the current market condition, a one percent change in the applicable interest rates would impact our annual cash flow and pretax earnings by approximately $2.0 million. See Note 2 of “Notes to Consolidated Condensed Financial Statements – Unaudited” in Part I, Item 1, “Financial Statements (Unaudited)” for additional discussion regarding the fair value of notes payable.

We are exposed to credit risk on accounts receivable through the ordinary course of business and we perform ongoing credit evaluations. Concentration of credit risk with respect to accounts receivable is limited due to the nature of our customer base (i.e., primarily Members). We currently believe our allowance for doubtful accounts is sufficient to cover customer credit risks.

The majority of our investments are held primarily by two of our insurance subsidiaries, and includes obligations of U.S. government corporations and agencies, high quality investment grade corporate bonds, U.S. government treasury securities, U.S. state and municipal securities and common equity securities. The investments held by our insurance subsidiaries, excluding the common equity securities, are generally not actively traded and are valued based upon inputs including quoted prices for identical or similar assets. Collectively, the estimated fair value or market value of these investments exceeded their cost during the thirty-nine weeks ended June 28, 2014.

Life insurance and mutual fund assets with values tied to the equity markets are impacted by overall market conditions. During the thirty-nine weeks ended June 28, 2014, net earnings and net comprehensive earnings experienced an increase corresponding to the increase in life insurance and mutual fund assets, respectively.

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

Changes in internal controls over financial reporting.    Our management, with the participation of our CEO and CFO, has evaluated any changes in our internal control over financial reporting that occurred during the most recent fiscal quarter. Based on that evaluation, our management concluded that no change in our internal control over financial reporting (as defined in Rule 13a-15(f) under the Securities Exchange Act of 1934) occurred during the quarter ended June 28, 2014 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

We have revised the risk factor entitled “Our insurance reserves may be inadequate if unexpected losses occur” in this Quarterly Report on Form 10-Q. Otherwise, there are no material changes from risk factors as previously disclosed in our Annual Report on Form 10-K for the fiscal year ended September 28, 2013, filed on December 13, 2013. Refer to “Risk Factors” in Part I, Item 2 of this Quarterly Report on Form 10-Q for discussion of our risk factors.

ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

COMPANY PURCHASES OF EQUITY SECURITIES

Period	Total Number of Shares Purchased	Average Price Paid Per Share
May 25, 2014 – June 28, 2014	3,850 Class A Shares	$279.50
May 25, 2014 – June 28, 2014	3,985 Class E Shares	$100.00

Total	7,835 Shares	$188.20

Refer to “Redemption of Capital Stock” in Part I, Item 2 of this Quarterly Report on Form 10-Q for discussion of our share redemptions.

ITEM 3.	DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4.	MINE SAFETY DISCLOSURES

Not applicable.

ITEM 5.	OTHER INFORMATION

None.

ITEM 6.	EXHIBITS

(a)	Exhibits

10.1**

Amendment No. 4 to the Unified Grocers, Inc. Cash Balance Plan, amended as of May 30, 2014 (incorporated by reference to Exhibit 99.1 to the Company’s Current Report on Form 8-K, filed on June 5, 2014).

10.2

Amendment Number Three, dated as of June 26, 2014, to Loan and Security Agreement, dated as of September 24, 2010, by and among Grocers Capital Company, the lenders signatory thereto, and California Bank & Trust, as Arranger and Administrative Agent (incorporated by reference to Exhibit 99.1 to the Company’s Current Report on Form 8-K, filed on July 2, 2014).

10.3

First Amendment and Consent, dated as of June 27, 2014, by and among Unified Grocers, Inc., the lenders party thereto, and Wells Fargo Bank, National Association, as administrative agent, modifying the Company’s Amended and Restated Credit Agreement dated as of June 28, 2013 (incorporated by reference to Exhibit 99.2 to the Company’s Current Report on Form 8-K, filed on July 2, 2014).

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

Dated: August 12, 2014